Form 10-Q
period 2008-03-31
J P MORGAN CHASE & CO
filed 2008-05-12
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008	Commission file number 1-5805
JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Number of shares of common stock outstanding as of April 30, 2008: 3,426,631,526

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratio data)
As of or for the period ended,	1Q08	4Q07	3Q07	2Q07	1Q07

Selected income statement data
Noninterest revenue	$9,231	$10,161	$9,199	$12,740	$12,866
Net interest income	7,659	7,223	6,913	6,168	6,102

Total net revenue	16,890	17,384	16,112	18,908	18,968
Provision for credit losses	4,424	2,542	1,785	1,529	1,008
Noninterest expense	8,931	10,720	9,327	11,028	10,628

Income before income tax expense	3,535	4,122	5,000	6,351	7,332
Income tax expense	1,162	1,151	1,627	2,117	2,545

Net income	$2,373	$2,971	$3,373	$4,234	$4,787

Per common share
Net income per share: Basic	$0.70	$0.88	$1.00	$1.24	$1.38
Diluted	0.68	0.86	0.97	1.20	1.34
Cash dividends declared per share	0.38	0.38	0.38	0.38	0.34
Book value per share	36.94	36.59	35.72	35.08	34.45
Common shares outstanding
Average: Basic	3,396	3,367	3,376	3,415	3,456
Diluted	3,495	3,472	3,478	3,522	3,560
Common shares at period end	3,401	3,367	3,359	3,399	3,416
Share price(a)
High	$49.29	$48.02	$50.48	$53.25	$51.95
Low	36.01	40.15	42.16	47.70	45.91
Close	42.95	43.65	45.82	48.45	48.38
Market capitalization	146,066	146,986	153,901	164,659	165,280
Financial ratios
Return on common equity (“ROE”)	8%	10%	11%	14%	17%
Return on assets (“ROA”)	0.61	0.77	0.91	1.19	1.41
Overhead ratio	53	62	58	58	56
Tier 1 capital ratio	8.3	8.4	8.4	8.4	8.5
Total capital ratio	12.5	12.6	12.5	12.0	11.8
Tier 1 leverage ratio	5.9	6.0	6.0	6.2	6.2
Selected balance sheet data (period-end)
Total assets	$1,642,862	$1,562,147	$1,479,575	$1,458,042	$1,408,918
Securities	101,647	85,450	97,706	95,984	97,029
Loans	537,056	519,374	486,320	465,037	449,765
Deposits	761,626	740,728	678,091	651,370	626,428
Long-term debt	189,995	183,862	173,696	159,493	143,274
Total stockholders’ equity	125,627	123,221	119,978	119,211	117,704
Headcount	182,166	180,667	179,847	179,664	176,314
Credit quality metrics
Allowance for credit losses	$12,601	$10,084	$8,971	$8,399	$7,853
Nonperforming assets(b)	5,443	4,237	3,181	2,586	2,421
Allowance for loan losses to total loans(c)	2.29%	1.88%	1.76%	1.71%	1.74%
Net charge-offs	$1,906	$1,429	$1,221	$985	$903
Net charge-off rate(c)	1.53%	1.19%	1.07%	0.90%	0.85%
Wholesale net charge-off (recovery) rate(c)	0.18	0.05	0.19	(0.07)	(0.02)
Managed Card net charge-off rate	4.37	3.89	3.64	3.62	3.57

(a)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.

(b)	Excludes purchased held-for-sale wholesale loans.
(c)	End-of-period and average loans accounted for at fair value and loans held-for-sale were excluded when calculating the allowance coverage ratios and net charge-off rates, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of Terms on pages 109–111 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein, including in Forward-looking Statements on page 114 and Item 1A: Risk Factors on page 117 of this Form 10-Q, as well as in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report” or “2007 Form 10-K”), including Part I, Item 1A: Risk factors, to which reference is hereby made.
INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $1.6 trillion in assets, $125.6 billion in stockholders’ equity and operations in more than 60 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the JPMorgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments, as well as Corporate/Private Equity. The Firm’s wholesale businesses comprise the Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management segments. The Firm’s consumer businesses comprise the Retail Financial Services and Card Services segments. A description of the Firm’s business segments, and the products and services they provide to their respective client bases, follows.
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
Retail Financial Services
Retail Financial Services (“RFS”), which includes the Regional Banking, Mortgage Banking and Auto Finance reporting segments, serves consumers and businesses through bank branches, ATMs, online banking and telephone banking. Customers can use more than 3,100 bank branches (fourth-largest nationally), 9,200 ATMs (third-largest nationally) and 300 mortgage offices. More than 13,900 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans and investments across the 17-state footprint from New York to Arizona. Consumers also can obtain loans through more than 14,300 auto dealerships and 5,200 schools and universities nationwide.
Card Services
With more than 156 million cards in circulation and more than $150 billion in managed loans, Card Services (“CS”) is one of the nation’s largest credit card issuers. Customers used Chase cards to meet more than $85 billion worth of their spending needs in the three months ended March 31, 2008.
With hundreds of partnerships, Chase has a market leadership position in building loyalty programs with many of the world’s most respected brands.

Chase Paymentech Solutions, LLC, a joint venture between JPMorgan Chase and First Data Corporation, is a processor of MasterCard and Visa payments, which handled more than 5 billion transactions in the three months ended March 31, 2008.
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
OTHER BUSINESS EVENTS
Merger with The Bear Stearns Companies Inc.
On March 16, 2008, JPMorgan Chase and The Bear Stearns Companies Inc. (“Bear Stearns”) entered into an agreement to merge; the agreement was amended on March 24, 2008. The merger agreement, as amended, has been approved by the boards of directors of both companies. It provides for a stock-for-stock exchange in which 0.21753 shares of JPMorgan Chase common stock will be exchanged for each share of Bear Stearns common stock. The merger will be accounted for using the purchase method of accounting. The purchase price is currently estimated to be $1.5 billion. The merger, which is expected to be completed by May 30, 2008, is subject to the approval of the stockholders of Bear Stearns.
Concurrent with the closing of the merger, the Federal Reserve Bank of New York (the “FRBNY”) will take control, through a limited liability company (“LLC”) formed for this purpose, of a portfolio of $30 billion in assets of Bear Stearns, based on the value of the portfolio as of March 14, 2008. The assets of the LLC will be funded by a $29 billion, 10-year term loan from the FRBNY, and a $1 billion, 10-year note from JPMorgan Chase. The JPMorgan Chase note will be subordinated to the FRBNY loan and will bear the first $1 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase note and the expense of the LLC, will be for the account of the FRBNY.

In connection with the amended agreement, JPMorgan Chase and Bear Stearns also entered into a share exchange agreement under which, on April 8, 2008, JPMorgan Chase acquired 95,000,000 newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance) for 20,665,350 shares of JPMorgan Chase common stock at the same exchange ratio as provided in the amended merger agreement. Further, between March 24, 2008, and May 12, 2008, JPMorgan Chase acquired approximately 24 million shares of Bear Stearns common stock in the open market at an average purchase price of $11.27 per share. As of May 12, 2008, JPMorgan Chase beneficially owned approximately 119 million shares of common stock of Bear Stearns, or approximately 49.4% of the outstanding shares of common stock based on approximately 241 million shares of common stock issued and outstanding.
In connection with the amended agreement, JPMorgan Chase agreed to guarantee liabilities of Bear Stearns and certain of its subsidiaries arising under revolving and term loans, contracts associated with Bear Stearns’ trading business and obligations to deliver cash, securities or property to customers pursuant to customary custody arrangements. Other than following a termination of the merger agreement due to a change in recommendation by the board of directors of Bear Stearns prompted by a competing transaction proposal, JPMorgan Chase's guarantee of these obligations up to the date of such termination would remain in effect. Also on March 24, 2008, JPMorgan Chase entered into a separate guarantee under which it guaranteed the borrowings of Bear Stearns and its subsidiaries from the FRBNY in order to ensure continued access by Bear Stearns to the borrowings at the facility established by the FRBNY for primary dealers. For additional information regarding these guarantees, see Note 22 on pages 103–105 of this Form 10-Q.
Currently, there is a case pending in New York that asserts various claims against Bear Stearns and JPMorgan Chase, including breach of Delaware law and fiduciary duty, and which seeks, among other things, to enjoin the proposed merger and an unspecified amount of compensatory damages.
Purchase of additional interest in Highbridge Capital Management
In January 2008, JPMorgan Chase purchased an additional equity interest in Highbridge Capital Management, LLC (“Highbridge”). As a result, the Firm owns 77.5% of Highbridge as of March  31, 2008. Highbridge is a manager of hedge funds with $25 billion of assets under management at March 31, 2008. The Firm had acquired a majority interest in Highbridge in 2004.

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
Financial performance of JPMorgan Chase

	Three months ended March 31,
(in millions, except per share and ratio data)	2008	2007	Change

Selected income statement data
Total net revenue	$16,890	$18,968	(11)%
Provision for credit losses	4,424	1,008	339
Total noninterest expense	8,931	10,628	(16)
Net income	2,373	4,787	(50)

Earnings per share – diluted	$0.68	$1.34	(49)%
Return on common equity	8%	17%

Business overview
The Firm reported 2008 first-quarter net income of $2.4 billion, or $0.68 per share, compared with record net income of $4.8 billion, or $1.34 per share, for the first quarter of 2007. Return on common equity for the quarter was 8%, compared with 17% in the prior year. Results in the first quarter of 2008 reflected a significant increase in the provision for credit losses and a decline in total net revenue, partially offset by a decrease in total noninterest expense. Total net revenue declined primarily due to markdowns of $2.6 billion taken in the Investment Bank on prime, Alt-A and subprime mortgages, and on leveraged lending funded and unfunded commitments. A lower level of Private Equity gains also contributed to the decline in total net revenue. Partially offsetting the decline in total net revenue was $1.5 billion in proceeds from the sale of Visa shares in its initial public offering and wider spreads on higher loan and deposit balances. The provision for credit losses included an increase of $2.5 billion to the allowance for credit losses; $1.8 billion of the increase was related to the home equity and mortgage loan portfolios as performance continued to deteriorate. Total noninterest expense declined, primarily due to a decrease in compensation expense.
U.S. economic activity in the first quarter of 2008 continued to be affected by the credit market turmoil that began during the second half of 2007. U.S. real gross domestic product grew slightly; consumer spending was relatively flat; the unemployment rate increased; and employment at businesses declined. In addition, food and energy costs increased and housing prices continued to decline with prices approximately 15% below the peak levels achieved in 2006. Funding markets remained challenging, with the differential between LIBOR rates and the expected federal funds rates widening significantly. These economic strains were seen in market trends as the S&P 500 index declined almost 10% during the first quarter of 2008; long-term U.S. Treasury rates declined approximately 50 basis points; credit spreads widened; and the dollar declined against most major currencies. In response, the Federal Reserve took a number of actions including reducing the federal funds rate by 200 basis points and boosting liquidity in the term funding markets. Global economic trends were mixed in the first quarter: among the industrial economies, the U.K.’s and Japan’s slowed significantly, while Europe’s continued to expand at a steady but slow pace despite the strength of the Euro; most developing economies, especially those in Asia, continued to grow rapidly.
During the first quarter of 2008, the performance of the Firm was negatively affected by the overall global economic environment. The Investment Bank incurred a loss for the quarter reflecting significant markdowns related to mortgage and leveraged lending exposures. Retail Financial Services also recorded a loss driven by a significantly higher provision for credit losses due to ongoing weakness in the home equity and mortgage loan portfolios. Card Services earnings decreased due to a higher level of net charge-offs; Commercial Bank's earnings declined slightly as a higher provision for credit losses more than offset increased revenue; and Asset Management results declined as revenue flattened and expense increased. The Firm continued to invest in building each of its businesses, which helped to drive revenue and market share growth. Treasury & Securities Services net income increased significantly as higher revenue was partially offset by increased expense. RFS, CS, CB, and TSS each reported organic revenue growth. In addition, CB, TSS and AM increased deposits, assets under custody and assets under management, respectively. The IB continued to gain market share across products and ranked #1 for global investment banking fees and ranked #1, based on volume, for global debt, equity and equity-related. On March 16, 2008, the Firm announced the planned acquisition of Bear Stearns, which will add new capabilities in prime brokerage and clearing and is expected to strengthen equities, mortgage trading, commodities and asset management. The transaction is expected to close by

May 30, 2008. However, as with any acquisition, its success will depend on the Firm’s ability to successfully combine the Firm’s businesses with those of Bear Stearns. See Risk Factors on pages 117–118 of this Form 10-Q.
The discussion that follows highlights the current-quarter performance of each business segment, compared with the prior-year quarter, and discusses results on a managed basis unless otherwise noted. For more information about managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 13–14 of this Form 10-Q.
Investment Bank recorded a net loss for the quarter, compared with record net income in the prior year. The net loss reflected a significant decline in total net revenue and a higher provision for credit losses offset partially by lower noninterest expense. Markdowns in fixed income markets on prime, Alt-A and subprime mortgages, leveraged lending funded and unfunded commitments, and collateralized debt obligation (“CDO”) warehouses and unsold positions drove the decrease in revenue. In addition, equity markets results declined due to weak trading results and investment banking fees decreased due primarily to lower debt and equity underwriting fees. Partially offsetting these lower results was record revenue in rates and currencies. The higher provision for credit losses was driven by an increase in the allowance for credit losses, reflecting the impact of the transfer of funded and unfunded leveraged lending commitments to retained loans from held-for-sale loans and the effect of a weakening credit environment. The decrease in total noninterest expense was due primarily to lower performance-based compensation expense.
Retail Financial Services reported a net loss for the quarter due to a significant increase in the provision for credit losses. Total net revenue increased from the prior year, primarily driven by increased loan and deposit balances; wider loan spreads; higher volume and improved margins on mortgage loan originations; increased deposit-related fees; and the absence of a prior-year charge resulting from accelerated surrenders of customer annuity contracts. These benefits were offset partially by markdowns on the mortgage warehouse and pipeline, a shift to narrower–spread deposit products and a decline in net mortgage servicing revenue. The substantial increase in the provision was due primarily to an increase in estimated losses for the home equity and mortgage portfolios, driven by continued weakness in the housing market. Total noninterest expense rose from the prior year, reflecting higher mortgage production and servicing expense, and investment in the retail distribution network.
Card Services net income decreased, driven by a higher provision for credit losses, partially offset by growth in total managed net revenue. Total managed net revenue growth resulted primarily from wider loan spreads, an increased level of fees and higher average managed loan balances. These benefits were offset partially by the effect of higher revenue reversals associated with increased charge-offs and the discontinuation of certain billing practices (including the elimination of certain over-limit fees and the two-cycle billing method for calculating finance charges beginning in the second quarter of 2007). The managed provision for credit losses increased from the prior year due to a higher level of charge-offs and a prior-year release of the allowance for loan losses. Higher marketing expense drove the increase in total noninterest expense.
Commercial Banking net income declined slightly as an increase in the provision for credit losses was largely offset by growth in total net revenue. The growth in total net revenue resulted from double-digit growth in liability and loan balances and higher deposit-related, credit card and lending fees. These benefits to revenue were offset primarily by spread compression in the liability and loan portfolios, a continued shift to narrower-spread liability products, and lower gains related to the sale of securities acquired in the satisfaction of debt. The increase in the provision for credit losses largely reflected growth in loan balances and the effect of the weakening credit environment. Total noninterest expense was flat compared with the prior year.
Treasury & Securities Services net income increased, driven by higher total net revenue, partially offset by higher total noninterest expense. Both Worldwide Securities Services and Treasury Services posted double-digit revenue growth. Worldwide Securities Services growth was driven by increased product usage by new and existing clients and wider spreads in securities lending and foreign exchange offset partially by spread compression on liability products. Treasury Services net revenue reflected higher liability balances and wider market-driven spreads, as well as growth in electronic and trade loan volumes. Total noninterest expense was up, reflecting higher expense related to business and volume growth, as well as investment in new product platforms.
Asset Management net income decreased from the prior year due primarily to higher total noninterest expense, lower performance fees and lower market valuations for seed capital investments in JPMorgan funds. These results were offset partially by increased revenue from asset inflows, and growth in deposit and loan balances. The provision for credit losses increased from a benefit in the prior year, primarily driven by an increase in loan balances and a lower level of recoveries. The increase in total noninterest expense was due primarily to higher compensation expense, reflecting increased headcount.

Corporate/Private Equity net income included proceeds from the sale of Visa shares in its initial public offering in the first quarter of 2008. Excluding the impact of the sale of Visa shares, net income decreased, driven by lower results in Private Equity and by a narrower net interest spread, trading losses and an increase in the provision for credit losses in Corporate. These lower results were offset partially by lower total noninterest expense, primarily due to a net release of litigation reserves.
The Firm’s managed provision for credit losses was $5.1 billion, up $3.5 billion from the prior year. The wholesale provision for credit losses was $747 million, compared with $77 million in the prior year, reflecting an increase in the allowance for credit losses, primarily related to the transfer of funded and unfunded leveraged lending commitments to retained loans from held-for-sale. In addition, the allowance reflected the effect of a weakening credit environment. Wholesale net charge-offs were $92 million, compared with net recoveries of $6 million, resulting in net charge-off and recovery rates of 0.18% and 0.02%, respectively. The total consumer managed provision for credit losses was $4.4 billion, compared with $1.5 billion in the prior year, reflecting increases in the allowance for credit losses largely related to home equity and subprime mortgage loans and higher net charge-offs. Consumer managed net charge-offs were $2.5 billion, compared with $1.5 billion, resulting in a managed net charge-off rate of 2.68% and 1.81%, respectively. The Firm had total nonperforming assets of $5.4 billion at March 31, 2008, up from the prior-year level of $2.4 billion.
Total stockholders’ equity at March 31, 2008, was $125.6 billion, and the Tier 1 capital ratio was 8.3%, compared with 8.5% at March 31, 2007.
Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for the second quarter of 2008 should be viewed against the backdrop of the global and U.S. economies (which currently are extremely volatile), financial markets activity (including interest rate movements), the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm and its lines of business. The Firm’s current expectations are for the global and U.S. economic environments to continue to be weak, for capital markets to remain under stress and for a continued decline in U.S. housing prices. These factors have affected, and are likely to continue to negatively impact, the Firm’s credit losses, overall business volumes and earnings.
The consumer provision for credit losses could increase substantially as a result of a higher level of losses in Retail Financial Services’ $95.0 billion home equity loan portfolio and $15.8 billion retained subprime mortgage loan portfolio; and in the $45.1 billion prime mortgage loan portfolio (mostly held in the Corporate segment). Given the potential stress on the consumer from the continued downward pressure on housing prices and the elevated inventory of unsold houses nationally, management remains extremely cautious with respect to the home equity, mortgage and credit card portfolios. Based on management’s current economic outlook, home equity net charge-offs could potentially double by the fourth quarter of 2008 from the level experienced in the first quarter of 2008 and the net charge-off rate for Card Services could potentially increase to approximately 5.00% during 2008. Net charge-offs for home equity, mortgage and credit card portfolios could be higher depending on factors such as changes in housing prices, unemployment levels and consumer behavior. The wholesale provision for credit losses may also increase over time as a result of loan growth, portfolio activity and changes in underlying credit conditions.
The Investment Bank continues to be negatively affected by the disruption in the credit and mortgage markets, as well as by overall lower levels of liquidity and wider credit spreads. Continuation of these factors could potentially lead to reduced levels of client activity, difficulty in syndicating leveraged loans, lower investment banking fees and lower trading revenue. The Firm’s trading results could also be affected by the tightening of credit spreads. Assets with currently impaired values could recover a portion of previous markdowns; however, if the Firm’s own credit spreads tighten, the fair value of certain liabilities would be reduced, which would negatively affect trading results. While some leveraged finance loans were sold during the first quarter of 2008, the Firm held $22.5 billion of leveraged loans and unfunded commitments as held-for-sale as of March 31, 2008. Markdowns in excess of 11% have been taken on the leveraged lending positions as of March 31, 2008. These positions are difficult to hedge effectively and if market conditions deteriorate further in the second quarter of 2008, further markdowns may be necessary on this asset class. The Investment Bank also held, at March 31, 2008, an aggregate $12.8 billion of prime and Alt-A mortgage exposure and $1.9 billion of subprime mortgage exposures which could also be negatively affected by market conditions. In addition, $3.1 billion of auction-rate securities with low maximum reset rates were held on balance sheet due to a significant reduction in liquidity as a result of credit concerns with monoline bond insurers. Other exposures as of March 31, 2008 that have higher levels of risk given the current market environment include: CDO warehouse and unsold positions of $4.4 billion (over 90% corporate loans and bonds) and Commercial Mortgage-Backed

Securities (“CMBS”) exposure of $13.5 billion. In addition, the Firm’s exposures to these asset classes are likely to increase upon completion of the Bear Stearns merger. See Risk Factors on pages 117–118 of this Form 10-Q.
A weaker economy, lower equity markets, lower volatility in certain products and narrow spreads (which had been driven wider by recent market conditions) in the second quarter of 2008 could also adversely affect business volumes, and levels of assets under custody and assets under management, which could result in lower earnings in Treasury & Securities Services and Asset Management. Management continues to believe that the net loss in Corporate will be approximately $50 million to $100 million per quarter. Private Equity results, which are dependent upon the capital markets, could continue to be volatile and may be significantly lower in 2008 than in 2007.
CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis. Factors that related primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 65–67 of this Form 10-Q and pages 96–98 of JPMorgan Chase’s 2007 Annual Report.
Total net revenue
The following table presents the components of total net revenue.

	Three months ended March 31,
(in millions)	2008	2007	Change

Investment banking fees	$1,216	$1,739	(30)%
Principal transactions	(803)	4,487	NM
Lending & deposit-related fees	1,039	895	16
Asset management, administration and commissions	3,596	3,186	13
Securities gains (losses)	33	2	NM
Mortgage fees and related income	525	476	10
Credit card income	1,796	1,563	15
Other income	1,829	518	253

Noninterest revenue	9,231	12,866	(28)
Net interest income	7,659	6,102	26

Total net revenue	$16,890	$18,968	(11)

Total net revenue for the first quarter of 2008 was $16.9 billion, down $2.1 billion, or 11%, from the first quarter of 2007. The decline was due to losses on principal transactions activities compared with the record level of gains achieved in the first quarter of 2007. The swing in the results reflected markdowns taken in the Investment Bank on mortgage-related positions, leveraged lending commitments, CDO warehouses and unsold positions, as well as lower levels of private equity gains. Lower investment banking fees also contributed to the decline in net revenue. The decline was offset partially by higher net interest income, proceeds from the sale of Visa shares in its initial public offering and an increase in asset management, administration and commissions revenue, which reflected higher brokerage commissions and growth in assets under custody and management.
Investment banking fees in the first quarter of 2008 declined from the near-record level in the first quarter of last year. Lower debt and equity underwriting fees more than offset the slight rise in advisory fees. For a further discussion of investment banking fees, which are primarily recorded in IB, see the IB segment results on pages 16–19 of this Form 10-Q.
Principal transactions revenue consists of trading revenue and private equity gains. The Firm’s trading activities in the first quarter of 2008 resulted in a net loss in contrast with the record level of gains achieved in the first quarter of 2007. The net loss was due primarily to markdowns of $1.2 billion on prime, Alt-A and subprime mortgages; markdowns of $1.1 billion on leveraged lending funded and unfunded commitments; and markdowns of $266 million on CDO warehouses and unsold positions. These markdowns were offset partially by record revenue in rates and currencies, and a combined benefit of $949 million from the widening of the Firm’s credit spread on certain structured liabilities. Private equity gains declined significantly driven by lower gains of $200 million, compared with gains of $1.3 billion in the prior year, which included a fair value adjustment related to the adoption of SFAS 157 (“Fair Value Measurements”). For a further discussion of principal transactions revenue, see the IB and Corporate/Private Equity segment results on pages 16–19 and 36–37, respectively, and Note 5 on pages 81–83 of this Form 10-Q.
Lending & deposit-related fees rose from the first quarter of 2007, primarily as a result of higher deposit-related fees. For a further discussion of lending & deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 20–26, the TSS segment results on pages 31–32, and the CB segment results on pages 29–30 of this Form 10-Q.

The increase in asset management, administration and commissions revenue compared with the first quarter of 2007 was primarily due to increased commissions revenue due mainly to higher brokerage transaction volume (primarily included within fixed income and equity markets revenue of IB) and the absence of a charge in RFS in the first quarter of 2007 resulting from accelerated surrenders of customer annuity contracts. TSS also contributed to the increase in asset management, administration and commissions, driven by increased product usage by new and existing clients (primarily in custody, fund and alternative investment services and depositary receipts). Finally, asset management fees in AM were up slightly as growth in assets under management, due primarily to liquidity product inflows across segments and alternative product inflows in Institutional and Private Bank segments, were largely offset by lower performance fees. For additional information on these fees and commissions, see the segment discussions for IB on pages 16–19, RFS on pages 20–26, TSS on pages 31–32, and AM on pages 33–35, of this Form 10-Q.
The increase in securities gains for the first quarter of 2008, compared with the same period in 2007, was primarily driven by repositioning of the Corporate investment securities portfolio. For a further discussion of securities gains, which are mostly recorded in the Firm’s Corporate business, see the Corporate/Private Equity segment discussion on pages 36–37 of this Form 10-Q.
Mortgage fees and related income increased from the first quarter of 2007, due primarily to higher production revenue, which benefited from higher volume and improved margins on mortgage loan originations, partially offset by markdowns on the mortgage warehouse and pipeline. For a discussion of mortgage fees and related income, which is recorded primarily in RFS’s Mortgage Banking business, see the Mortgage Banking discussion on pages 24–25 of this Form 10-Q.
Credit card income increased from the first quarter of 2007, due primarily to higher servicing fees earned in connection with securitization activities. The higher fees were primarily a result of wider loan margins offset partially by higher net credit losses. For a further discussion of credit card income, see CS’s segment results on pages 26–28 of this Form 10-Q.
The increase in other income from the first quarter of 2007 was due primarily to the proceeds from the sale of Visa shares in its initial public offering ($1.5 billion pretax) and higher credit card net securitization gains. These gains were offset partially by markdowns on certain investments, higher losses on other real estate owned and lower gains related to the sale of securities acquired in the satisfaction of debt.
Net interest income rose from the first quarter of 2007, primarily due to the following: higher trading-related net interest income, wider spreads on higher balances of consumer loans, and growth in liability and deposit balances in the wholesale and consumer businesses. These benefits were offset partly by a narrower net interest spread in Corporate and spread compression on deposit and liability products. The Firm’s total average interest-earning assets for the first quarter of 2008 were $1.2 trillion, up 15% from the first quarter of 2007. The increase was primarily driven by higher trading assets – debt instruments, loans, federal funds sold & securities purchased under resale agreements, and deposits with banks, partially offset by a decline in available-for-sale (“AFS”) securities. The net interest yield on these assets, on a fully taxable equivalent basis, was 2.59%, an increase of 21 basis points from the first quarter of 2007.

Provision for credit losses	Three months ended March 31,
(in millions)	2008	2007	Change

Provision for credit losses	$4,424	$1,008	339%

The provision for credit losses increased significantly from the first quarter of 2007, due to increases in both the consumer and wholesale provisions. The increase in the consumer provision reflected increases in estimated losses for the home equity and mortgage loan portfolios and higher net charge-offs. The increase in the wholesale provision reflected an increase in the allowance for credit losses, primarily related to the transfer of funded and unfunded leveraged lending commitments to retained loans from held-for-sale loans and the effect of a weakening credit environment. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 20–26, CS on pages 26–28, IB on pages 16–19, CB on pages 29–30 and Credit Risk Management on pages 48–61 of this Form 10-Q.

Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended March 31,
(in millions)	2008	2007	Change

Compensation expense	$4,951	$6,234	(21)%
Occupancy expense	648	640	1
Technology, communications and equipment expense	968	922	5
Professional & outside services	1,333	1,200	11
Marketing	546	482	13
Other expense	169	735	(77)
Amortization of intangibles	316	353	(10)
Merger costs	—	62	NM

Total noninterest expense	$8,931	$10,628	(16)

Total noninterest expense for the first quarter of 2008 was $8.9 billion, down $1.7 billion, or 16%, from the first quarter of 2007. The decline was driven by lower performance-based compensation and a net reduction of litigation expense.
The decrease in compensation expense from the first quarter of 2007 was primarily the result of lower performance-based incentives, partially offset by additional headcount due to investment in the businesses.
Technology, communications and equipment expense increased moderately compared with the first quarter of 2007, due primarily to higher depreciation expense on owned automobiles subject to operating leases in the Auto Finance business in RFS and higher technology expense related to business growth.
Professional & outside services rose from the prior year, primarily reflecting higher brokerage expense in IB; investments in new product platforms in TSS; and higher expense related to business and volume growth in TSS and other businesses. The increase was offset partially by lower outside processing expense in CS.
Marketing expense increased, compared with the first quarter of 2007, due to higher credit card marketing expense.
The significant decrease in other expense, compared with the first quarter of 2007, was due largely to a net reduction of litigation expense.
For a discussion of amortization of intangibles, refer to Note 16 on pages 98–101 of this Form 10-Q.
Income tax expense
The Firm’s income before income tax expense, income tax expense and effective tax rate were as follows for each of the periods indicated.

	Three months ended March 31,
(in millions, except rate)	2008	2007

Income before income tax expense	$3,535	$7,332
Income tax expense	1,162	2,545
Effective tax rate	32.9%	34.7%

The decrease in the effective tax rate compared with the prior year was primarily the result of lower reported pretax income combined with changes in the proportion of income subject to federal, state and local taxes.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 69–72 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with SFAS 140 still remain on the Consolidated Balance Sheets and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based upon managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis results for CS, see CS segment results on pages 26–28 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 14 on pages 89–94 of this Form 10-Q.
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
Management also uses certain non-GAAP financial measures at the business segment level because it believes these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and therefore facilitate a comparison of the business segment with the performance of its competitors.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31, 2008
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$1,216	$—	$—	$1,216
Principal transactions	(803)	—	—	(803)
Lending & deposit-related fees	1,039	—	—	1,039
Asset management, administration and commissions	3,596	—	—	3,596
Securities gains	33	—	—	33
Mortgage fees and related income	525	—	—	525
Credit card income	1,796	(937)	—	859
Other income	1,829	—	203	2,032

Noninterest revenue	9,231	(937)	203	8,497
Net interest income	7,659	1,618	124	9,401

Total net revenue	16,890	681	327	17,898
Provision for credit losses	4,424	681	—	5,105
Noninterest expense	8,931	—	—	8,931

Income before income tax expense	3,535	—	327	3,862
Income tax expense	1,162	—	327	1,489

Net income	$2,373	$—	$—	$2,373

Diluted earnings per share	$0.68	$—	$—	$0.68

Return on common equity	8%	—%	—%	8%
Return on equity less goodwill	12	—	—	12
Return on assets	0.61	NM	NM	0.58
Overhead ratio	53	NM	NM	50

	Three months ended March 31, 2007
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$1,739	$—	$—	$1,739
Principal transactions	4,487	—	—	4,487
Lending & deposit-related fees	895	—	—	895
Asset management, administration and commissions	3,186	—	—	3,186
Securities gains	2	—	—	2
Mortgage fees and related income	476	—	—	476
Credit card income	1,563	(746)	—	817
Other income	518	—	110	628

Noninterest revenue	12,866	(746)	110	12,230
Net interest income	6,102	1,339	70	7,511

Total net revenue	18,968	593	180	19,741
Provision for credit losses	1,008	593	—	1,601
Noninterest expense	10,628	—	—	10,628

Income before income tax expense	7,332	—	180	7,512
Income tax expense	2,545	—	180	2,725

Net income	$4,787	$—	$—	$4,787

Diluted earnings per share	$1.34	$—	$—	$1.34

Return on common equity	17%	—%	—%	17%
Return on equity less goodwill	27	—	—	27
Return on assets	1.41	NM	NM	1.34
Overhead ratio	56	NM	NM	54

(a)	Credit card securitizations affect CS. See pages 26—28 of this Form 10-Q for further information.

Three months ended March 31,	2008			2007
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$537,056	$75,062	$612,118	$449,765	$68,403	$518,168
Total assets – average	1,569,797	71,589	1,641,386	1,378,915	65,114	1,444,029

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based upon the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For further discussion of Business Segment Results, see pages 38–39 of JPMorgan Chase’s 2007 Annual Report.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. For a further discussion of those methodologies, see Business Segment Results – Description of business segment reporting methodology on page 38 of JPMorgan Chase’s 2007 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Segment Results – Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

Three months ended										Return
March 31,	Total net revenue			Noninterest expense			Net income (loss)			on equity
(in millions, except ratios)	2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007

Investment Bank	$3,011	$6,254	(52)%	$2,553	$3,831	(33)%	$(87)	$1,540	NM	(2)%	30%
Retail Financial Services	4,702	4,106	15	2,570	2,407	7	(227)	859	NM	(5)	22
Card Services	3,904	3,680	6	1,272	1,241	2	609	765	(20)%	17	22
Commercial Banking	1,067	1,003	6	485	485	—	292	304	(4)	17	20
Treasury & Securities Services	1,913	1,526	25	1,228	1,075	14	403	263	53	46	36
Asset Management	1,901	1,904	—	1,323	1,235	7	356	425	(16)	29	46
Corporate/Private Equity	1,400	1,268	10	(500)	354	NM	1,027	631	63	NM	NM

Total	$17,898	$19,741	(9)%	$8,931	$10,628	(16)%	$2,373	$4,787	(50)%	8%	17%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 40–42 of JPMorgan Chase’s 2007 Annual Report and page 4 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2008	2007	Change

Revenue
Investment banking fees	$1,206	$1,729	(30)%
Principal transactions	(798)	3,142	NM
Lending & deposit-related fees	102	93	10
Asset management, administration and commissions	744	641	16
All other income	(66)	42	NM

Noninterest revenue	1,188	5,647	(79)
Net interest income	1,823	607	200

Total net revenue(a)	3,011	6,254	(52)
Provision for credit losses	618	63	NM
Credit reimbursement from TSS(b)	30	30	—

Noninterest expense
Compensation expense	1,241	2,637	(53)
Noncompensation expense	1,312	1,194	10

Total noninterest expense	2,553	3,831	(33)

Income (loss) before income tax expense	(130)	2,390	NM
Income tax expense (benefit)	(43)	850	NM

Net income (loss)	$(87)	$1,540	NM

Financial ratios
ROE	(2)%	30%
ROA	(0.05)	0.95
Overhead ratio	85	61
Compensation expense as a % of total net revenue	41	42

Revenue by business
Investment banking fees:
Advisory	$483	$472	2
Equity underwriting	359	393	(9)
Debt underwriting	364	864	(58)

Total investment banking fees	1,206	1,729	(30)
Fixed income markets	466	2,592	(82)
Equity markets	976	1,539	(37)
Credit portfolio	363	394	(8)

Total net revenue	$3,011	$6,254	(52)

Revenue by region
Americas	$536	$3,366	(84)
Europe/Middle East/Africa	1,641	2,251	(27)
Asia/Pacific	834	637	31

Total net revenue	$3,011	$6,254	(52)

(a)
Total net revenue included tax-equivalent adjustments, primarily due to tax-exempt income from municipal bond investments and income tax credits related to affordable housing investments, of $289 million and $152 million for the quarters ended March 31, 2008 and 2007, respectively.

(b)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.

Quarterly results
Net loss was $87 million, a decline from record net income of $1.5 billion in the prior year. The lower results reflected a decline in total net revenue and a higher provision for credit losses offset partially by lower noninterest expense.
Total net revenue was $3.0 billion, a decline of $3.2 billion, or 52%, from the prior year. Investment banking fees were $1.2 billion, down 30% from the prior year, reflecting lower debt and equity underwriting fees. Debt underwriting fees of $364 million declined 58%, reflecting lower bond underwriting and loan syndication fees, which were negatively affected by market conditions. Equity underwriting fees were $359 million, down 9% from the prior year. Advisory fees of $483 million were up slightly from the prior year. Fixed income markets revenue was $466 million, down $2.1 billion, or 82%, from the prior year. The decline was due primarily to markdowns of $1.2 billion on prime, Alt-A and subprime mortgages; markdowns of $1.1 billion on leveraged lending funded and unfunded commitments; and markdowns of $266 million on CDO warehouses and unsold positions. These markdowns were offset partially by record revenue in rates and currencies. Equity markets revenue was $1.0 billion, down 37% from the prior year, as weak trading results were offset partially by strong client revenue across businesses. Fixed income markets and equity markets results included a combined benefit of $949 million from the widening of the Firm’s credit spread on certain structured liabilities, with an impact of $662 million and $287 million, respectively. Credit portfolio revenue was $363 million, down $31 million, or 8%, from the prior year.
The provision for credit losses was $618 million, compared with $63 million in the prior year. The current-quarter provision reflects an increase of $605 million in the allowance for credit losses, reflecting the impact of the transfer of $4.9 billion of funded and unfunded leveraged lending commitments to retained loans from held-for-sale loans and the effect of a weakening credit environment. Net charge-offs were $13 million, compared with net recoveries of $6 million in the prior year. The allowance for loan losses to total loans retained was 2.55% for the current quarter, an increase from 1.76% in the prior year.
Average loans retained were $74.1 billion, an increase of $15.1 billion, or 26%, from the prior year, principally driven by growth in acquisition finance activity, including leveraged lending. Average fair value and held-for-sale loans were $19.6 billion, up $5.9 billion, or 43%, from the prior year.
Noninterest expense was $2.6 billion, a decrease of $1.3 billion, or 33%, from the prior year. The decline was due to lower performance-based compensation expense.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratio data)	2008	2007	Change

Selected average balances
Total assets	$755,828	$658,724	15%
Trading assets–debt and equity instruments	369,456	335,118	10
Trading assets–derivatives receivables	90,234	56,398	60
Loans:
Loans retained(a)	74,106	58,973	26
Loans held-for-sale and loans at fair value	19,612	13,684	43

Total loans	93,718	72,657	29
Adjusted assets(b)	662,419	572,017	16
Equity	22,000	21,000	5

Headcount	25,780	23,892	8
Credit data and quality statistics
Net charge-offs (recoveries)	$13	$(6)	NM
Nonperforming assets:
Nonperforming loans(c)	321	92	249
Other nonperforming assets	118	36	228
Allowance for credit losses:
Allowance for loan losses	1,891	1,037	82
Allowance for lending-related commitments	607	310	96

Total allowance for credit losses	2,498	1,347	85

Net charge-off (recovery) rate(c)(d)	0.07%	(0.04)%
Allowance for loan losses to average loans(c)(d)	2.55 (i)	1.76
Allowance for loan losses to nonperforming loans(c)	683	1,178
Nonperforming loans to average loans	0.34	0.13
Market risk–average trading and credit portfolio VAR(e)
By risk type:
Fixed income	$120	$45	167
Foreign exchange	35	19	84
Equities	31	42	(26)
Commodities and other	28	34	(18)
Diversification(f)	(92)	(58)	(59)

Total trading VAR(g)	122	82	49
Credit portfolio VAR(h)	30	13	131
Diversification(f)	(30)	(12)	(150)

Total trading and credit portfolio VAR	$122	$83	47

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans at fair value.
(b)
Adjusted assets, a non-GAAP financial measure, equals total assets minus (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities (“VIEs”) consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; and (4) goodwill and intangibles. The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

(c)
Nonperforming loans include loans held-for-sale and loans at fair value of $44 million and $4 million at March 31, 2008 and March 31, 2007, respectively, which were excluded from the allowance coverage ratios. Nonperforming loans excluded distressed loans held-for-sale that were purchased as part of IB’s proprietary activities.

(d)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and net charge-off (recovery) rate.
(e)	For a more complete description of value-at-risk (“VAR”), see pages 61–62 of this Form 10-Q.
(f)
Average VARs were less than the sum of the VARs of their market risk components, which was due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is usually less than the sum of the risks of the positions themselves.

(g)
Trading VAR includes substantially all trading activities in IB; however, particular risk parameters of certain products are not fully captured, for example, correlation risk or the credit spread sensitivity of certain mortgage products. Trading VAR does not include VAR related to held-for-sale funded loans and unfunded commitments, nor the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 63 of this Form 10-Q for further details. Trading VAR also does not include the MSR portfolio or VAR related to other corporate functions, such as Corporate and Private Equity.

(h)
Included VAR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which were all reported in principal transactions revenue. The VAR does not include the retained loan portfolio.

(i)	The allowance for loan losses to period-end loans was 2.46% at March 31, 2008.
According to Thomson Financial, in the first quarter of 2008, the Firm was ranked #1 in Global Debt, Equity and Equity-Related; #4 in Global Equity and Equity-Related; #1 in Global Syndicated Loans; #1 in Global Long-term Debt and #4 in Global Announced M&A based upon volume.

	Three months ended March 31, 2008		Full Year 2007
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	10%	#1	8%	#2
Global syndicated loans	11	#1	13	#1
Global long-term debt	10	#1	7	#3
Global equity and equity-related(b)	7	#4	9	#2
Global announced M&A	27	#4	27	#4
U.S. debt, equity and equity-related	15	#1	10	#2
U.S. syndicated loans	27	#1	24	#1
U.S. long-term debt	15	#1	12	#2
U.S. equity and equity-related(b)	9	#4	11	#5
U.S. announced M&A	40	#3	28	#3

(a)
Source: Thomson Financial Securities data. Global announced M&A is based upon rank value; all other rankings are based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. Global and U.S. announced M&A market share and rankings for 2007 included transactions withdrawn since December 31, 2007.

(b)	Includes rights offerings; U.S. domiciled equity and equity-related transactions, per Thomson Financial.

RETAIL FINANCIAL SERVICES

For a discussion of the business profile of RFS, see pages 43–48 of JPMorgan Chase’s 2007 Annual Report and page 4 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2008	2007	Change

Revenue
Lending & deposit-related fees	$461	$423	9%
Asset management, administration and commissions	377	263	43
Mortgage fees and related income	525	482	9
Credit card income	174	142	23
Other income	154	179	(14)

Noninterest revenue	1,691	1,489	14
Net interest income	3,011	2,617	15

Total net revenue	4,702	4,106	15

Provision for credit losses	2,492	292	NM

Noninterest expense
Compensation expense	1,160	1,065	9
Noncompensation expense	1,310	1,224	7
Amortization of intangibles	100	118	(15)

Total noninterest expense	2,570	2,407	7

Income (loss) before income tax expense	(360)	1,407	NM
Income tax expense (benefit)	(133)	548	NM

Net income (loss)	$(227)	$859	NM

Financial ratios
ROE	(5)%	22%
Overhead ratio	55	59
Overhead ratio excluding core deposit intangibles(a)	53	56

(a)
Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $99 million and $116 million for the quarters ended March 31, 2008 and 2007, respectively.

Quarterly results
Net loss was $227 million, compared with net income of $859 million in the prior year, as a significant increase in the provision for credit losses resulted in a net loss in Regional Banking.
Total net revenue was $4.7 billion, an increase of $596 million, or 15%, from the prior year. Net interest income was $3.0 billion, up $394 million, or 15%, due to increased loan balances, wider loan spreads, and higher deposit balances. These benefits were offset partially by a shift to narrower–spread deposit products. Noninterest revenue was $1.7 billion, up $202 million, or 14%, driven by higher volume and improved margins on mortgage loan originations, increased deposit-related fees and the absence of a prior-year charge resulting from accelerated surrenders of customer annuity contracts. These benefits were offset partially by markdowns on the mortgage warehouse and pipeline and a decrease in net mortgage servicing revenue.

The provision for credit losses was $2.5 billion, compared with $292 million in the prior year. The current-quarter provision includes an increase of $1.1 billion in the allowance for loan losses related to home equity loans. Housing price declines have continued to exceed expectations resulting in a significant increase in estimated losses, particularly for high loan-to-value second-lien loans. Home equity net charge-offs were $447 million (1.89% net charge-off rate), compared with $68 million (0.32% net charge-off rate) in the prior year. The current-quarter provision also includes a $417 million increase in the allowance for loan losses related to subprime mortgage loans, reflecting an increase in estimated losses for this portfolio. Subprime mortgage net charge-offs were $149 million (3.82% net charge-off rate), compared with $20 million (0.92% net charge-off rate) in the prior year. The provision was also affected by an increase in the allowance for credit losses for prime mortgage and auto loans.
Noninterest expense was $2.6 billion, an increase of $163 million, or 7%, from the prior year, reflecting higher mortgage production and servicing expense, and investment in the retail distribution network.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratios)	2008	2007	Change

Selected ending balances
Assets	$227,916	$212,997	7%
Loans:
Loans retained	184,211	163,462	13
Loans held-for-sale and loans at fair value(a)	18,000	25,006	(28)

Total loans	202,211	188,468	7
Deposits	230,854	221,840	4

Selected average balances
Assets	$227,560	$217,135	5
Loans:
Loans retained	182,220	162,744	12
Loans held-for-sale and loans at fair value(a)	17,841	28,235	(37)

Total loans	200,061	190,979	5
Deposits	225,555	216,933	4
Equity	17,000	16,000	6

Headcount	70,095	67,247	4

Credit data and quality statistics
Net charge-offs	$789	$185	326
Nonperforming loans(b)(c)	3,292	1,655	99
Nonperforming assets(b)(c)	3,824	1,910	100
Allowance for loan losses	4,208	1,453	190

Net charge-off rate(d)(e)	1.71%	0.46%
Allowance for loan losses to ending loans(d)	2.28	0.89
Allowance for loan losses to nonperforming loans(d)	133	94
Nonperforming loans to total loans	1.63	0.88

(a)
Loans included prime mortgage loans originated with the intent to sell, which were accounted for at fair value. These loans, classified as trading assets on the Consolidated Balance Sheets, totaled $13.5 billion and $11.6 billion at March 31, 2008 and 2007, respectively. Average loans included prime mortgage loans, classified as trading assets on the Consolidated Balance Sheets, of $13.4 billion and $6.5 billion for the quarters ended March 31, 2008 and 2007, respectively.

(b)
Nonperforming loans included loans held-for-sale and loans accounted for at fair value of $129 million and $112 million at March 31, 2008 and 2007, respectively. Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(c)
Nonperforming loans and assets excluded (1) loans eligible for repurchase as well as loans repurchased from Governmental National Mortgage Association (“GNMA”) pools that are insured by U.S. government agencies of $1.8 billion and $1.3 billion at March 31, 2008 and 2007, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $252 million and $178 million at March 31, 2008 and 2007, respectively. These amounts for GNMA and education loans were excluded, as reimbursement is proceeding normally.

(d)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.
(e)	The net charge-off rate for the first quarter of 2008 excluded $14 million of charge-offs related to prime mortgage loans held by Corporate in the Corporate/Private Equity sector.

REGIONAL BANKING

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2008	2007	Change

Noninterest revenue	$878	$793	11%
Net interest income	2,543	2,299	11

Total net revenue	3,421	3,092	11
Provision for credit losses	2,324	233	NM
Noninterest expense	1,794	1,729	4

Income (loss) before income tax expense	(697)	1,130	NM
Net income (loss)	$(433)	$690	NM

ROE	(14)%	24%
Overhead ratio	52	56
Overhead ratio excluding core deposit intangibles(a)	50	52

(a)
Regional Banking uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this inclusion would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $99 million and $116 million for the quarters ended March 31, 2008 and 2007, respectively.

Quarterly results
Regional Banking net loss was $433 million, compared with net income of $690 million in the prior year, reflecting a significant increase in the provision for credit losses. Total net revenue was $3.4 billion, up $329 million, or 11%, benefiting from higher loan balances, wider loan spreads, increased deposit-related fees and higher deposit balances. Total net revenue also benefited from the absence of a prior-year charge related to accelerated surrenders of customer annuity contracts. These benefits were offset partially by a shift to narrower–spread deposit products. The provision for credit losses was $2.3 billion, compared with $233 million in the prior year. The increase in the provision was due to weakness in the home equity and subprime mortgage portfolios (see Retail Financial Services discussion of the provision for credit losses for further detail). Noninterest expense was $1.8 billion, up $65 million, or 4%, from the prior year due to investment in the retail distribution network.

Selected metrics	Three months ended March 31,
(in billions, except ratios and where otherwise noted)	2008	2007	Change

Business metrics
Home equity origination volume	$6.7	$12.7	(47)%
End-of-period loans owned
Home equity	$95.0	$87.7	8
Mortgage(a)	15.9	9.2	73
Business banking	15.8	14.3	10
Education	12.4	11.1	12
Other loans(b)	1.1	2.7	(59)

Total end of period loans	140.2	125.0	12
End-of-period deposits
Checking	$69.1	$69.3	—
Savings	105.4	100.1	5
Time and other	44.6	42.2	6

Total end of period deposits	219.1	211.6	4
Average loans owned
Home equity	$95.0	$86.3	10
Mortgage(a)	15.8	8.9	78
Business banking	15.6	14.3	9
Education	12.0	11.0	9
Other loans(b)	1.5	3.0	(50)

Total average loans(c)	139.9	123.5	13
Average deposits
Checking	$66.3	$67.3	(1)
Savings	100.3	96.7	4
Time and other	47.7	42.5	12

Total average deposits	214.3	206.5	4
Average assets	149.9	135.9	10
Average equity	12.4	11.8	5

Credit data and quality statistics
(in millions, except ratios)
30+ day delinquency rate(d)(e)	3.23%	1.84%
Net charge-offs
Home equity	$447	$68	NM
Mortgage	163	20	NM
Business banking	40	25	60
Other loans	21	13	62

Total net charge-offs	671	126	433
Net charge-off rate
Home equity	1.89%	0.32%
Mortgage(f)	3.79	0.91
Business banking	1.03	0.71
Other loans	0.89	0.55
Total net charge-off rate(c)(f)	1.94	0.43

Nonperforming assets(g)	$3,348	$1,688	98

(a)	The balance reported reflected primarily subprime mortgage loans owned.
(b)	Included commercial loans derived from community development activities for the quarter ended March 31, 2007. Beginning with the quarter ended March 31, 2008, these loans are reported primarily in CB.
(c)
Average loans include loans held-for-sale of $4.0 billion and $4.4 billion for the quarters ended March 31, 2008 and 2007, respectively. These amounts were excluded when calculating the net charge-off rate.

(d)
Excluded loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.5 billion and $975 million at March 31, 2008 and 2007, respectively. These amounts are excluded as reimbursement is proceeding normally.

(e)
Excluded loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $534 million and $519 million at March 31, 2008 and 2007, respectively. These amounts are excluded as reimbursement is proceeding normally.

(f)	The mortgage and total net charge-off rate for the first quarter of 2008 excluded $14 million of charge-offs related to prime mortgage loans held by Corporate in the Corporate/Private Equity sector.
(g)
Excluded nonperforming assets related to education loans that are 90 days past due and still accruing, which were insured by U.S. government agencies under the Federal Family Education Loan Program of $252 million and $178 million at March 31, 2008 and 2007, respectively. These amounts were excluded as reimbursement is proceeding normally.

Retail branch business metrics	Three months ended March 31,
(in millions, except where otherwise noted)	2008	2007	Change

Investment sales volume	$4,084	$4,783	(15)%

Number of:
Branches	3,146	3,071	75	#
ATMs	9,237	8,560	677
Personal bankers(a)	9,826	7,846	1,980
Sales specialists(a)	4,133	3,712	421
Active online customers (in thousands)(b)	6,454	5,295	1,159
Checking accounts (in thousands)	11,068	10,158	910

(a)	Employees acquired as part of the Bank of New York transaction are included beginning June 30, 2007. This transaction was completed on October 1, 2006.
(b)
During the quarter ended June 30, 2007, RFS changed the methodology for determining active online customers to include all individual RFS customers with one or more online accounts that have been active within 90 days of period end, including customers who also have online accounts with Card Services. Prior periods have been restated to conform to this new methodology.

MORTGAGE BANKING

Selected income statement data	Three months ended March 31,
(in millions, except ratios and where otherwise noted)	2008	2007	Change

Production revenue	$576	$400	44%
Net mortgage servicing revenue:
Servicing revenue	634	601	5
Changes in MSR asset fair value:
Due to inputs or assumptions in model	(632)	108	NM
Other changes in fair value	(425)	(378)	(12)

Total changes in MSR asset fair value	(1,057)	(270)	(291)
Derivative valuation adjustments and other	598	(127)	NM

Total net mortgage servicing revenue	175	204	(14)

Total net revenue	751	604	24
Noninterest expense	536	468	15

Income before income tax expense	215	136	58
Net income	$132	$84	57

ROE	22%	17%

Business metrics (in billions)
Third-party mortgage loans serviced (ending)	$627.1	$546.1	15
MSR net carrying value (ending)	8.4	7.9	6
Average mortgage loans held-for-sale(a)	13.8	23.8	(42)
Average assets	32.2	38.0	(15)
Average equity	2.4	2.0	20

Mortgage origination volume by channel (in billions)
Retail	$12.6	$10.9	16
Wholesale	10.6	9.9	7
Correspondent	12.0	4.8	150
CNT (Negotiated transactions)	11.9	10.5	13

Total	$47.1	$36.1	30

(a)
Included $13.4 billion and $6.5 billion of prime mortgage loans at fair value for the three months ended March 31, 2008 and 2007, respectively. These loans are classified as trading assets on the Consolidated Balance Sheets.

Quarterly results
Mortgage Banking net income was $132 million, compared with $84 million in the prior year. Total net revenue was $751 million, up $147 million, or 24%. Total net revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $576 million, up $176 million, primarily benefiting from higher volume and improved margins on mortgage loan originations, partially offset by markdowns on the mortgage warehouse and pipeline. In addition, the benefit of the one-time impact from the adoption of SAB 109 in the current quarter was offset by the absence of the prior-year impact of the adoption of SFAS 159. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $175 million, compared with $204 million in the prior year. Loan servicing revenue of $634 million increased $33 million on growth of 15% in third-party loans serviced. MSR risk management results were negative $34 million compared with negative $19 million in the prior year. Other changes in fair value of the MSR asset were negative $425 million compared with negative $378 million in the prior year. Noninterest expense was $536 million, an increase of $68 million, or 15%. The increase reflected higher production expense due primarily to growth in originations and higher servicing costs due to increased delinquencies and defaults.
AUTO FINANCE

Selected income statement data	Three months ended March 31,
(in millions, except ratios and where otherwise noted)	2008	2007	Change

Noninterest revenue	$151	$131	15%
Net interest income	379	279	36

Total net revenue	530	410	29
Provision for credit losses	168	59	185
Noninterest expense	240	210	14

Income before income tax expense	122	141	(13)
Net income	$74	$85	(13)

ROE	13%	16%
ROA	0.65	0.80

Business metrics (in billions)
Auto origination volume	$7.2	$5.2	38
End-of-period loans and lease-related assets
Loans outstanding	$44.4	$39.7	12
Lease financing receivables	0.3	1.2	(75)
Operating lease assets	2.0	1.7	18

Total end-of-period loans and lease-related assets	46.7	42.6	10
Average loans and lease-related assets
Loans outstanding	$42.9	$39.4	9
Lease financing receivables	0.3	1.5	(80)
Operating lease assets	1.9	1.6	19

Total average loans and lease-related assets	45.1	42.5	6
Average assets	45.5	43.2	5
Average equity	2.3	2.2	5

Credit quality statistics
30+ day delinquency rate	1.44%	1.33%
Net charge-offs
Loans	$117	$58	102
Lease receivables	1	1	—

Total net charge-offs	118	59	100
Net charge-off rate
Loans	1.10%	0.60%
Lease receivables	1.34	0.27
Total net charge-off rate	1.10	0.59
Nonperforming assets	$160	$140	14

Quarterly results
Auto Finance net income was $74 million, a decrease of $11 million, or 13%, from the prior year. Total net revenue was $530 million, up $120 million, or 29%, reflecting a reduction in residual value reserves for direct finance leases, higher automobile operating lease revenue, higher loan balances and wider loan spreads. The provision for credit losses was $168 million, up $109 million. The current-quarter provision included an increase in the allowance for credit losses, reflecting higher estimated losses. The net charge-off rate was 1.10%, compared with 0.59% in the prior year. Noninterest expense of $240 million grew $30 million, or 14%, driven by increased depreciation expense on owned automobiles subject to operating leases.

CARD SERVICES

For a discussion of the business profile of CS, see pages 49–51 of JPMorgan Chase’s 2007 Annual Report and pages 4–5 of this Form 10-Q.
JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 13–14 of this Form 10-Q. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets.

Selected income statement data-managed basis	Three months ended March 31,
(in millions, except ratios)	2008	2007	Change

Revenue
Credit card income	$600	$599	—%
All other income	119	92	29

Noninterest revenue	719	691	4
Net interest income	3,185	2,989	7

Total net revenue	3,904	3,680	6

Provision for credit losses	1,670	1,229	36

Noninterest expense
Compensation expense	267	254	5
Noncompensation expense	841	803	5
Amortization of intangibles	164	184	(11)

Total noninterest expense	1,272	1,241	2

Income before income tax expense	962	1,210	(20)
Income tax expense	353	445	(21)

Net income	$609	$765	(20)

Memo: Net securitization gains	$70	$23	204

Financial ratios
ROE	17%	22%
Overhead ratio	33	34

Quarterly results
Net income was $609 million, a decline of $156 million, or 20%, from the prior year. The decrease was driven by a higher managed provision for credit losses, partially offset by growth in managed net revenue.
End-of-period managed loans of $150.9 billion grew $4.4 billion, or 3%, from the prior year. Average managed loans of $153.6 billion increased $4.1 billion, or 3%, from the prior year. The increases from the prior year in both end-of-period and average managed loans reflects organic portfolio growth.
Managed net revenue was $3.9 billion, an increase of $224 million, or 6%, from the prior year. Net interest income was $3.2 billion, up $196 million, or 7%, from the prior year. The increase in net interest income was driven by wider loan spreads, an increased level of fees and higher average managed loan balances. These benefits were offset partially by the effect of higher revenue reversals associated with increased charge-offs and the discontinuation of certain billing practices (including the elimination of certain over-limit fees and the two-cycle billing method for calculating finance charges beginning in the second quarter of 2007). Noninterest revenue was $719 million, an increase of $28 million, or 4%, from the prior year. The increase is primarily related to higher net securitization gains. Charge volume growth of 5%

reflected a 10% increase in sales volume, partially offset by a lower level of balance transfers, the result of more targeted marketing efforts.
The managed provision for credit losses was $1.7 billion, an increase of $441 million, or 36%, from the prior year, due to a higher level of charge-offs and an $85 million prior-year release of the allowance for loan losses. The managed net charge-off rate for the quarter was 4.37%, up from 3.57% in the prior year. The 30-day managed delinquency rate was 3.66%, up from 3.07% in the prior year.
Noninterest expense was $1.3 billion, an increase of $31 million, or 2%, compared with the prior year, due to higher marketing expense.

Selected metrics	Three months ended March 31,
(in millions, except headcount, ratios and where otherwise noted)	2008	2007	Change

Financial metrics
% of average managed outstandings:
Net interest income	8.34%	8.11%
Provision for credit losses	4.37	3.34
Noninterest revenue	1.88	1.88
Risk adjusted margin(a)	5.85	6.65
Noninterest expense	3.33	3.37
Pretax income (ROO)(b)	2.52	3.28
Net income	1.60	2.08

Business metrics
Charge volume (in billions)	$85.4	$81.3	5%
Net accounts opened (in millions)	3.4	3.4	—
Credit cards issued (in millions)	156.4	152.1	3
Number of registered internet customers (in millions)	26.7	24.3	10
Merchant acquiring business(c)
Bank card volume (in billions)	$182.4	$163.6	11
Total transactions (in billions)	5.2	4.5	16

Selected ending balances
Loans:
Loans on balance sheets	$75,888	$78,173	(3)
Securitized loans	75,062	68,403	10

Managed loans	$150,950	$146,576	3

Selected average balances
Managed assets	$159,602	$156,271	2
Loans:
Loans on balance sheets	$79,445	$81,932	(3)
Securitized loans	74,108	67,485	10

Managed average loans	$153,553	$149,417	3

Equity	$14,100	$14,100	—

Headcount	18,931	18,749	1

Managed credit quality statistics
Net charge-offs	$1,670	$1,314	27
Net charge-off rate	4.37%	3.57%
Managed delinquency ratios
30+ days	3.66%	3.07%
90+ days	1.84	1.52

Allowance for loan losses(d)	$3,404	$3,092	10
Allowance for loan losses to period-end loans(d)	4.49%	3.96%

(a)	Represents total net revenue less provision for credit losses.
(b)	Pretax return on average managed outstandings.
(c)	Represents 100% of the merchant acquiring business.
(d)	Loans on a reported basis.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended March 31,
(in millions)	2008	2007	Change

Income statement data(a)
Credit card income
Reported	$1,537	$1,345	14%
Securitization adjustments	(937)	(746)	(26)

Managed credit card income	$600	$599	—

Net interest income
Reported	$1,567	$1,650	(5)
Securitization adjustments	1,618	1,339	21

Managed net interest income	$3,185	$2,989	7

Total net revenue
Reported	$3,223	$3,087	4
Securitization adjustments	681	593	15

Managed total net revenue	$3,904	$3,680	6

Provision for credit losses
Reported	$989	$636	56
Securitization adjustments	681	593	15

Managed provision for credit losses	$1,670	$1,229	36

Balance sheet – average balances(a)
Total average assets
Reported	$88,013	$91,157	(3)
Securitization adjustments	71,589	65,114	10

Managed average assets	$159,602	$156,271	2

Credit quality statistics(a)
Net charge-offs
Reported	$989	$721	37
Securitization adjustments	681	593	15

Managed net charge-offs	$1,670	$1,314	27

(a)
JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance and overall performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income versus managed earnings; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 13–14 of this Form 10-Q.

COMMERCIAL BANKING

For a discussion of the business profile of CB, see pages 52–53 of JPMorgan Chase’s 2007 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2008	2007	Change

Revenue
Lending & deposit-related fees	$193	$158	22%
Asset management, administration and commissions	26	23	13
All other income(a)	115	154	(25)

Noninterest revenue	334	335	—
Net interest income	733	668	10

Total net revenue	1,067	1,003	6

Provision for credit losses	101	17	494

Noninterest expense
Compensation expense	178	180	(1)
Noncompensation expense	294	290	1
Amortization of intangibles	13	15	(13)

Total noninterest expense	485	485	—

Income before income tax expense	481	501	(4)
Income tax expense	189	197	(4)

Net income	$292	$304	(4)

Financial ratios
ROE	17%	20%
Overhead ratio	45	48

(a)	IB-related and commercial card revenue is included in all other income.
Quarterly results
Net income was $292 million, a decrease of $12 million, or 4%, from the prior year driven by an increase in the provision for credit losses, largely offset by growth in total net revenue.
Total net revenue was $1.1 billion, an increase of $64 million, or 6%, from the prior year. Net interest income was $733 million, up $65 million, or 10%. The increase was driven by double-digit growth in liability and loan balances, primarily offset by spread compression in the liability and loan portfolios and a continued shift to narrower–spread liability products. Noninterest revenue was $334 million, flat compared with the prior year, reflecting lower gains related to the sale of securities acquired in the satisfaction of debt and lower investment banking fees, offset by higher deposit-related, credit card and lending fees.
Middle Market Banking revenue was $706 million, an increase of $45 million, or 7%, from the prior year. Mid-Corporate Banking revenue was $207 million, a decrease of $5 million, or 2%. Real Estate Banking revenue was $97 million, a decline of $5 million, or 5%.
The provision for credit losses was $101 million, compared with $17 million in the prior year. The current-quarter provision largely reflects growth in loan balances and the effect of the weakening credit environment. The allowance for loan losses to total loans retained was 2.65% for the current quarter, down from 2.68% in the prior year. Nonperforming loans were $446 million, up $305 million from the prior year, reflecting increases in nonperforming loans in each business segment. Net charge-offs (primarily related to residential real estate clients) were $81 million (0.48% net charge-off rate), compared with recoveries of $1 million (0.01% net recovery rate) in the prior year.
Noninterest expense was $485 million, flat compared with the prior year.

Selected metrics	Three months ended March 31,
(in millions, except ratio and headcount data)	2008	2007	Change

Revenue by product:
Lending	$379	$348	9%
Treasury services	616	556	11
Investment banking	68	76	(11)
Other	4	23	(83)

Total Commercial Banking revenue	$1,067	$1,003	6

IB revenue, gross(a)	$203	$231	(12)

Revenue by business:
Middle Market Banking	$706	$661	7
Mid-Corporate Banking	207	212	(2)
Real Estate Banking	97	102	(5)
Other	57	28	104

Total Commercial Banking revenue	$1,067	$1,003	6

Selected average balances:
Total assets	$101,979	$82,545	24
Loans:
Loans retained	67,510	57,185	18
Loans held-for-sale and loans at fair value	521	475	10

Total loans(b)	68,031	57,660	18
Liability balances(c)	99,477	81,752	22
Equity	7,000	6,300	11

Average loans by business:
Middle Market Banking	$40,111	$36,317	10
Mid-Corporate Banking	15,150	10,669	42
Real Estate Banking	7,457	7,074	5
Other	5,313	3,600	48

Total Commercial Banking loans	$68,031	$57,660	18

Headcount	4,075	4,281	(5)

Credit data and quality statistics:
Net charge-offs (recoveries)	$81	$(1)	NM
Nonperforming loans(d)	446	141	216
Allowance for credit losses:
Allowance for loan losses	1,790	1,531	17
Allowance for lending-related commitments	200	187	7

Total allowance for credit losses	1,990	1,718	16
Net charge-off (recovery) rate(b)	0.48%	(0.01)%
Allowance for loan losses to average loans(b)	2.65	2.68
Allowance for loan losses to nonperforming loans(d)	426	1,086
Nonperforming loans to average loans	0.66	0.24

(a)	Represents the total revenue related to investment banking products sold to CB clients.
(b)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratios and net charge-off rates.
(c)	Liability balances include deposits and deposits swept to on-balance sheet liabilities, such as commercial paper, federal funds purchased and repurchase agreements.
(d)
Nonperforming loans held-for-sale were $26 million at March 31, 2008. This amount was excluded when calculating the allowance coverage ratios. There were no nonperforming loans held-for-sale at March 31, 2007.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see pages 54–55 of JPMorgan Chase’s 2007 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2008	2007	Change

Revenue
Lending & deposit-related fees	$269	$213	26%
Asset management, administration and commissions	820	686	20
All other income	200	125	60

Noninterest revenue	1,289	1,024	26
Net interest income	624	502	24

Total net revenue	1,913	1,526	25

Provision for credit losses	12	6	100
Credit reimbursement to IB(a)	(30)	(30)	—

Noninterest expense
Compensation expense	641	558	15
Noncompensation expense	571	502	14
Amortization of intangibles	16	15	7

Total noninterest expense	1,228	1,075	14

Income before income tax expense	643	415	55
Income tax expense	240	152	58

Net income	$403	$263	53

Financial ratios
ROE	46%	36%
Overhead ratio	64	70
Pretax margin ratio(b)	34	27

(a)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.
(b)
Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was $403 million, an increase of $140 million, or 53%, from the prior year, driven by higher total net revenue, partially offset by higher noninterest expense.
Total net revenue was $1.9 billion, an increase of $387 million, or 25%, from the prior year. Worldwide Securities Services total net revenue of $1.1 billion was up $263 million, or 31%. The growth was driven by increased product usage by new and existing clients (primarily in custody, fund and alternative investments services and depositary receipts) and wider spreads in securities lending and foreign exchange driven by recent market conditions. These benefits were offset partially by spread compression on liability products. Treasury Services total net revenue was $813 million, an increase of $124 million, or 18%, from the prior year. This increase reflected higher liability balances and wider market-driven spreads, as well as growth in electronic and trade loan volumes. TSS firmwide total net revenue, which includes Treasury Services total net revenue recorded in other lines of business, grew to $2.6 billion, up $456 million, or 21%. Treasury Services firmwide total net revenue grew to $1.5 billion, up $193 million, or 15%.
The provision for credit losses was $12 million, an increase of $6 million from the prior year.
Noninterest expense was $1.2 billion, an increase of $153 million, or 14%, from the prior year, reflecting higher expense related to business and volume growth, as well as investment in new product platforms.

Selected metrics	Three months ended March 31,
(in millions, except headcount, ratio data and where otherwise noted)	2008	2007	Change

Revenue by business
Treasury Services	$813	$689	18%
Worldwide Securities Services	1,100	837	31

Total net revenue	$1,913	$1,526	25

Business metrics
Assets under custody (in billions)	$15,690	$14,661	7
Number of:
US$ ACH transactions originated (in millions)	1,004	971	3
Total US$ clearing volume (in thousands)	28,056	26,840	5
International electronic funds transfer volume (in thousands)(a)	40,039	42,399	(6)
Wholesale check volume (in millions)	623	771	(19)
Wholesale cards issued (in thousands)(b)	19,122	17,146	12
Selected balance sheets (average)
Total assets	$57,204	$46,005	24
Loans(c)	23,086	18,948	22
Liability balances(d)	254,369	210,639	21
Equity	3,500	3,000	17

Headcount	26,561	24,875	7

TSS firmwide metrics
Treasury Services firmwide revenue(e)	$1,498	$1,305	15
Treasury & Securities Services firmwide revenue(e)	2,598	2,142	21
Treasury Services firmwide overhead ratio(f)	55%	59%
Treasury & Securities Services firmwide overhead ratio(f)	58	63
Treasury Services firmwide liability balances (average)(g)	$221,716	$186,631	19
Treasury & Securities Services firmwide liability balances (average)(g)	353,845	292,391	21

(a)	International electronic funds transfer includes non-US$ ACH and clearing volume.
(b)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card, and government electronic benefit card products.
(c)	Loan balances include wholesale overdrafts, commercial cards and trade finance loans.
(d)	Liability balances include deposits and deposits swept to on–balance sheet liabilities such as commercial paper, federal funds purchased and securities sold under repurchase agreements.
TSS firmwide metrics
TSS firmwide metrics include certain TSS product revenue and liability balances reported in other lines of business for customers who are also customers of those lines of business. In order to capture the firmwide impact of TS and TSS products and revenue, management reviews firmwide metrics such as liability balances, revenue and overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.

(e)	Firmwide revenue includes TS revenue recorded in the CB, Regional Banking and AM lines of business (see below) and excludes FX revenue recorded in the IB for TSS-related FX activity.

	Three months ended March 31,
(in millions)	2008	2007	Change

Treasury Services revenue reported in CB	$616	$556	11%
Treasury Services revenue reported in other lines of business	69	60	15

TSS firmwide FX revenue, which includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $191 million and $112 million for the quarters ended March 31, 2008 and 2007, respectively.

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

ASSET MANAGEMENT

For a discussion of the business profile of AM, see pages 56–58 of JPMorgan Chase’s 2007 Annual Report and on page 5 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2008	2007	Change

Revenue
Asset management, administration and commissions	$1,531	$1,489	3%
All other income	59	170	(65)

Noninterest revenue	1,590	1,659	(4)
Net interest income	311	245	27

Total net revenue	1,901	1,904	—

Provision for credit losses	16	(9)	NM

Noninterest expense
Compensation expense	825	764	8
Noncompensation expense	477	451	6
Amortization of intangibles	21	20	5

Total noninterest expense	1,323	1,235	7

Income before income tax expense	562	678	(17)
Income tax expense	206	253	(19)

Net income	$356	$425	(16)

Financial ratios
ROE	29%	46%
Overhead ratio	70	65
Pretax margin ratio(a)	30	36

Selected metrics
Revenue by client segment
Private bank	$655	$560	17%
Institutional	490	551	(11)
Retail	466	527	(12)
Private client services	290	266	9

Total net revenue	$1,901	$1,904	—

(a)
Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was $356 million, a decline of $69 million, or 16%, from the prior year driven primarily by higher noninterest expense, lower performance fees and lower market valuations for seed capital investments in JPMorgan funds. These results were offset partially by increased total net revenue from asset inflows, and growth in deposit and loan balances.
Total net revenue of $1.9 billion was flat compared with the prior year. Noninterest revenue was $1.6 billion, a decline of $69 million, or 4%, largely due to lower performance fees and lower market valuations for seed capital investments, partially offset by growth in assets under management. Net interest income was $311 million, up $66 million, or 27%, from the prior year, primarily due to higher deposit and loan balances.
Private Bank revenue grew 17% to $655 million due to higher assets under management and increased deposit and loan balances, partially offset by lower performance and placement fees. Institutional revenue declined 11% to $490 million due to lower performance fees, partially offset by growth in assets under management. Retail revenue declined 12% to $466 million, largely due to net equity outflows and lower market valuations for seed capital investments. Private Client Services revenue grew 9% to $290 million due to higher deposit and loan balances and growth in assets under management.

The provision for credit losses was $16 million, compared with a benefit of $9 million in the prior year, primarily driven by an increase in loan balances and a lower level of recoveries.
Noninterest expense was $1.3 billion, an increase of $88 million, or 7%, from the prior year. The increase was due primarily to higher compensation expense, reflecting increased headcount.

Business metrics	Three months ended March 31,
(in millions, except headcount, ratios and ranking data, and where otherwise noted)	2008	2007	Change

Number of:
Client advisors	1,744	1,533	14%
Retirement planning services participants	1,519,000	1,423,000	7

% of customer assets in 4 & 5 Star Funds(a)	49%	61%	(20)
% of AUM in 1st and 2nd quartiles:(b)
1 year	52%	76%	(32)
3 years	73%	76%	(4)
5 years	75%	81%	(7)

Selected balance sheets data (average)
Total assets	$60,286	$45,816	32
Loans(c)	36,628	25,640	43
Deposits	68,184	54,816	24
Equity	5,000	3,750	33

Headcount	14,955	13,568	10

Credit data and quality statistics
Net charge-offs (recoveries)	$(2)	$—	NM
Nonperforming loans	11	34	(68)
Allowance for loan losses	130	114	14
Allowance for lending-related commitments	6	5	20

Net charge-off (recovery) rate	(0.02)%	—%
Allowance for loan losses to average loans	0.35	0.44
Allowance for loan losses to nonperforming loans	1,182	335
Nonperforming loans to average loans	0.03	0.13

(a)	Derived from following rating services: Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(b)	Derived from following rating services: Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.
(c)	Reflects the transfer in 2007 of held-for-investment prime mortgage loans transferred from AM to Corporate within the Corporate/Private Equity segment.
Assets under supervision
Assets under supervision were $1.6 trillion, an increase of $174 billion, or 12%, from the prior year. Assets under management were $1.2 trillion, up 13%, or $134 billion, from the prior year. The increase was due primarily to liquidity product inflows across all segments, and alternative product inflows in Institutional and Private Bank segments. Custody, brokerage, administration and deposit balances were $382 billion, up $40 billion.

ASSETS UNDER SUPERVISION(a) (in billions)
As of March 31,	2008	2007

Assets by asset class
Liquidity	$471	$318
Fixed income	200	180
Equities & balanced	390	446
Alternatives	126	109

Total assets under management	1,187	1,053
Custody/brokerage/administration/deposits	382	342

Total assets under supervision	$1,569	$1,395

Assets by client segment
Institutional	$652	$550
Private Bank	196	170
Retail	279	274
Private Client Services	60	59

Total assets under management	$1,187	$1,053

Institutional	$652	$551
Private Bank	441	374
Retail	366	361
Private Client Services	110	109

Total assets under supervision	$1,569	$1,395

Assets by geographic region
U.S./Canada	$773	$664
International	414	389

Total assets under management	$1,187	$1,053

U.S./Canada	$1,063	$929
International	506	466

Total assets under supervision	$1,569	$1,395

Mutual fund assets by asset class
Liquidity	$405	$257
Fixed income	45	48
Equity	186	219

Total mutual fund assets	$636	$524

(a)	Excludes assets under management of American Century Companies, Inc, in which the Firm has 44% ownership.

Assets under management rollforward	Three months ended March 31,
	2008	2007

Beginning balance at January 1	$1,193	$1,013
Net asset flows:
Liquidity	68	7
Fixed income	—	2
Equities, balanced and alternative	(21)	10
Market/performance/other impacts	(53)	21

Ending balance	$1,187	$1,053

Assets under supervision rollforward
Beginning balance	$1,572	$1,347
Net asset flows	52	27
Market/performance/other impacts	(55)	21

Ending balance	$1,569	$1,395

CORPORATE / PRIVATE EQUITY

For a discussion of the business profile of Corporate/Private Equity, see pages 59–60 of JPMorgan Chase’s 2007 Annual Report.

Selected income statement data	Three months ended March 31,
(in millions, except headcount)	2008	2007	Change

Revenue
Principal transactions	$5	$1,325	(100)%
Securities gains (losses)	42	(8)	NM
All other income(a)	1,639	68	NM

Noninterest revenue	1,686	1,385	22
Net interest income (expense)	(286)	(117)	(144)

Total net revenue	1,400	1,268	10

Provision for credit losses	196	3	NM

Noninterest expense
Compensation expense	639	776	(18)
Noncompensation expense(b)	(82)	556	NM
Merger costs	—	62	NM

Subtotal	557	1,394	(60)
Net expense allocated to other businesses	(1,057)	(1,040)	(2)

Total noninterest expense	(500)	354	NM

Income before income tax expense	1,704	911	87
Income tax expense	677	280	142

Net income	$1,027	$631	63

Total net revenue
Private equity	$163	$1,253	(87)
Corporate	1,237	15	NM

Total net revenue	$1,400	$1,268	10

Net income (loss)
Private equity	$57	$698	(92)
Corporate	970	(29)	NM
Merger costs	—	(38)	NM

Total net income	$1,027	$631	63

Headcount	21,769	23,702	(8)

(a)	Included proceeds from the sale of Visa shares in its initial public offering in the first quarter of 2008.
(b)	Included a release of credit card litigation reserves in the first quarter of 2008.
Quarterly results
Net income for Corporate / Private Equity was $1.0 billion (net income was $72 million, excluding $955 million in after-tax proceeds from the sale of Visa shares in its initial public offering), compared with $631 million in the prior year. Excluding the impact of the sale of Visa shares, the decrease in net income was driven by lower results in Private Equity, lower total net revenue and an increase in the provision for credit losses both in Corporate. These lower results were offset partially by a net release of litigation reserves.
Net income for Private Equity was $57 million, compared with $698 million in the prior year. Total net revenue was $163 million, a decrease of $1.1 billion. The decline was driven by lower Private Equity gains of $189 million, compared with gains of $1.3 billion in the prior year, which included a fair value adjustment related to the adoption of SFAS 157 (“Fair Value Measurements”). Noninterest expense was $76 million, a decline of $88 million from the prior year, reflecting lower compensation expense.

Excluding the proceeds from the sale of Visa shares in its initial public offering ($1.5 billion pretax and $955 million after-tax), net income for Corporate was $15 million, compared with a net loss of $67 million in the prior year. Total net revenue (excluding the effect of Visa sales proceeds) was negative $303 million, compared with $15 million in the prior year. The decrease was due to a narrower net interest spread and trading losses. The provision for credit losses was $196 million, compared with $3 million in the prior year, largely reflecting an increase in the allowance for loan losses for prime mortgages. For a discussion of consumer credit risk, see Consumer Credit Portfolio on pages 57–59 of this Form 10-Q. Noninterest expense was negative $576 million, compared with $190 million in the prior year, reflecting a reduction of credit card-related litigation expense and the absence of prior-year merger expense.

Selected income statement and balance sheet data	Three months ended March 31,
(in millions)	2008	2007	Change

Corporate
Securities gains (losses)(a)	$42	$(8)	NM %
Investment securities portfolio (average)	80,443	86,436	(7)
Investment securities portfolio (ending)	91,323	88,681	3
Mortgage loans (average)(b)	39,096	25,244	55
Mortgage loans (ending)(b)	41,125	26,499	55

Private equity
Realized gains	$1,113	$723	54
Unrealized gains (losses)(c)	(881)	521	NM

Total direct investments	232	1,244	(81)
Third-party fund investments	(43)	34	NM

Total private equity gains(d)	$189	$1,278	(85)

Private equity portfolio information(e)
Direct investments	March 31, 2008	December 31, 2007	Change

Publicly held securities
Carrying value	$603	$390	55%
Cost	499	288	73
Quoted public value	720	536	34

Privately held direct securities
Carrying value	5,191	5,914	(12)
Cost	4,973	4,867	2

Third-party fund investments(f)
Carrying value	811	849	(4)
Cost	1,064	1,076	(1)

Total private equity portfolio – Carrying value	$6,605	$7,153	(8)
Total private equity portfolio – Cost	$6,536	$6,231	5

(a)	Reflects repositioning of the Corporate investment securities portfolio. Excludes gains/losses on securities used to manage risk associated with MSRs.
(b)
Held-for-investment prime mortgage loans were transferred from RFS and AM to the Corporate segment for risk management and reporting purposes. The initial transfers had no material impact on the financial results of Corporate.

(c)	Unrealized gains (losses) contains reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.
(d)	Included in principal transactions revenue in the Consolidated Statements of Income.
(e)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 74–79 of this Form 10-Q.
(f)	Unfunded commitments to third-party private equity funds were $869 million and $881 million at March 31, 2008, and December 31, 2007, respectively.
The carrying value of the private equity portfolio at March 31, 2008, was $6.6 billion, down $548 million from December 31, 2007. The portfolio decline was primarily due to sales activity. The portfolio represented 8.3% of the Firm’s stockholders’ equity less goodwill at March 31, 2008, down from 9.2% at December 31, 2007.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	March 31, 2008	December 31, 2007

Assets
Cash and due from banks	$46,888	$40,144
Deposits with banks	12,414	11,466
Federal funds sold and securities purchased under resale agreements	203,176	170,897
Securities borrowed	81,014	84,184
Trading assets:
Debt and equity instruments	386,170	414,273
Derivative receivables	99,110	77,136
Securities	101,647	85,450
Loans	537,056	519,374
Allowance for loan losses	(11,746)	(9,234)

Loans, net of allowance for loan losses	525,310	510,140
Accrued interest and accounts receivable	50,989	24,823
Goodwill	45,695	45,270
Other intangible assets	14,374	14,731
Other assets	76,075	83,633

Total assets	$1,642,862	$1,562,147

Liabilities
Deposits	$761,626	$740,728
Federal funds purchased and securities sold under repurchase agreements	192,633	154,398
Commercial paper and other borrowed funds	79,032	78,431
Trading liabilities:
Debt and equity instruments	78,982	89,162
Derivative payables	78,983	68,705
Accounts payable, accrued expense and other liabilities	106,088	94,476
Beneficial interests issued by consolidated VIEs	14,524	14,016
Long-term debt and trust preferred capital debt securities	205,367	199,010

Total liabilities	1,517,235	1,438,926
Stockholders’ equity	125,627	123,221

Total liabilities and stockholders’ equity	$1,642,862	$1,562,147

Note - Rating agencies allow capital to be adjusted upward for deferred tax liabilities which have resulted from nontaxable business combinations. The Firm had deferred tax liabilities of this type totaling $1.9 billion at March 31, 2008, and $2.0 billion at December 31, 2007.
Consolidated Balance Sheets overview
The following is a discussion of the significant changes in the Consolidated Balance Sheet items from December 31, 2007.
Deposits with banks; federal funds sold and securities purchased under resale agreements; securities borrowed; federal funds purchased and securities sold under repurchase agreements
The Firm utilizes deposits with banks, federal funds sold and securities purchased under resale agreements, securities borrowed, and federal funds purchased and securities sold under repurchase agreements as part of its liquidity management activities to manage the Firm’s cash positions and risk-based capital requirements, and to support the Firm’s trading and risk management activities. Securities purchased under resale agreements, in particular, also facilitate providing of funding or liquidity to clients through the Firm’s purchasing of clients’ securities for the short term. Federal funds purchased and securities sold under repurchase agreements are used as short-term funding sources for the Firm. The increase from December 31, 2007, in securities purchased under resale agreements reflected a higher level of funds that were available for short-term investment opportunities, as well as growth in demand from clients for liquidity. The increase in federal funds purchased and securities sold under repurchase agreements was due primarily to higher short-term requirements to fulfill clients’ demand for liquidity and fund the Firm’s AFS securities inventory levels. For additional information on the Firm’s Liquidity Risk Management, see pages 46–48 of this Form 10-Q.

Trading assets and liabilities – debt and equity instruments
The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist primarily of fixed income securities, including government and corporate debt; equity, including convertible securities; loans (including certain prime mortgage and other loans warehoused by RFS and IB for sale or securitization purposes and accounted for at fair value under SFAS 159); and physical commodities inventories. The decreases in trading assets and liabilities from December 31, 2007, were due primarily to the more challenging capital markets environment, particularly for debt securities. For additional information, refer to Note 4 and Note 5 on pages 80–81 and 81–83, respectively, of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
The Firm utilizes various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk-management purposes. Both derivative receivables and derivative payables increased from December 31, 2007, primarily driven by increases in foreign exchange and credit derivatives due to the decline in the U.S. dollar and increased credit spreads, respectively, as well as a decline in interest rates. For additional information, refer to derivative contracts and Note 5 on pages 53–55 and 81–83, respectively, of this Form 10-Q.
Securities
Almost all of the Firm’s securities portfolio is classified as AFS and is used primarily to manage the Firm’s exposure to interest rate movements. The AFS portfolio increased from December 31, 2007, primarily due to net purchases, partially offset by maturities of securities in Corporate. For additional information related to securities, refer to the Corporate/Private Equity segment discussion and to Note 10 on pages 36–37 and 85–86, respectively, of this Form 10-Q.
Loans and allowance for loan losses
The Firm provides loans to customers of all sizes, from large corporate and institutional clients to individual consumers. The Firm manages the risk/reward relationship of each portfolio and discourages the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. Loans increased from December 31, 2007, primarily due to business growth in wholesale lending across all the wholesale businesses, as well as growth in the prime mortgage portfolio driven by the decision to retain, rather than sell, nonconforming mortgage loans. These increases were partly offset by seasonal declines in credit card receivables. The allowance for loan losses increased from December 31, 2007. Both the consumer and wholesale components of the allowance were higher, with the rise in the consumer portion driven by an increase in estimated losses for home equity, mortgage and auto loans. The increase in the wholesale portion was primarily due to the impact of the transfer of leveraged lending loans to retained loans from held-for-sale loans in IB and the effect of a weakening credit environment. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 48–61 of this Form 10-Q.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The increase in goodwill largely resulted from the purchase of an additional equity interest in Highbridge. For additional information, see Note 16 on pages 98–101 of this Form 10-Q.
Other intangible assets
The Firm’s other intangible assets consist of MSRs, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles, and all other intangibles. The decrease in other intangible assets reflects the amortization expense associated with credit card-related and core deposit intangibles. Also contributing to the decrease was a net decline in the fair value of MSRs, reflecting negative fair value adjustments and modeled servicing portfolio runoff, partially offset by additions from sales of originated loans and purchases of MSRs. These factors were partially offset by an increase in intangibles as a result of the purchase of an additional equity interest in Highbridge. For additional information on MSRs and other intangible assets, see Note 16 on pages 98–101 of this Form 10-Q.

Deposits
The Firm’s deposits represent a liability to customers, both retail and wholesale, for funds held on their behalf. Deposits are generally classified by location (U.S. and non-U.S.), whether they are interest or noninterest-bearing, and by type (i.e., demand, money market deposit accounts, savings, time or negotiable order of withdrawal accounts). Deposits help provide a stable and consistent source of funding for the Firm. Deposits rose from December 31, 2007, due to increases in wholesale interest- and noninterest-bearing U.S. deposits in TSS, and in consumer deposits (in particular, interest-bearing deposits in RFS); both increases were driven by growth in business volumes. For more information on deposits, refer to the TSS and RFS segment discussions and the Liquidity Risk Management discussion on pages 31–32, 20–26, and 46–48, respectively, of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 29–30 and 31–32, respectively, of this Form 10-Q.
Long-term debt and trust preferred capital debt securities
The Firm utilizes long-term debt and trust preferred capital debt securities to preserve stable, reliable and cost-effective sources of funding as part of its longer-term liquidity and capital management activities. Long-term debt and trust preferred capital debt securities increased from December 31, 2007, primarily reflecting net new issuances. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 46–48 of this Form 10-Q.
Stockholders’ equity
The increase in total stockholders’ equity from year-end 2007 was primarily the result of net income for the first three months of 2008 and net shares issued under the Firm’s employee stock-based compensation plans; partially offset by the declaration of cash dividends. For a further discussion of capital, see the Capital Management section that follows.

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2007, and should be read in conjunction with Capital Management on pages 63–65 of JPMorgan Chase’s 2007 Annual Report.
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
Line of business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers. Return on equity is measured and internal targets for expected returns are established as a key measure of a business segment’s performance. Line of business equity increased during the first quarter of 2008 primarily due to business growth, and for AM, the purchase of the additional equity interest in Highbridge. The Firm may revise its equity capital-allocation methodology in the future.
In accordance with SFAS 142, the lines of business perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical Accounting Estimates Used by the Firm and Note 18 on pages 98 and 154, respectively, of JPMorgan Chase’s 2007 Annual Report, and Note 16 on pages 98–99 of this Form 10-Q.

Line of business equity	Quarterly Averages
(in billions)	1Q08	4Q07	1Q07

Investment Bank	$22.0	$21.0	$21.0
Retail Financial Services	17.0	16.0	16.0
Card Services	14.1	14.1	14.1
Commercial Banking	7.0	6.7	6.3
Treasury & Securities Services	3.5	3.0	3.0
Asset Management	5.0	4.0	3.8
Corporate/Private Equity	56.0	56.8	52.0

Total common stockholders’ equity	$124.6	$121.6	$116.2

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital primarily based upon four risk factors: credit risk, market risk, operational risk and private equity risk, principally for the Firm’s private equity business.

Economic risk capital	Quarterly Averages
(in billions)	1Q08	4Q07	1Q07

Credit risk(a)	$32.9	$33.0	$27.7
Market risk	8.7	8.9	9.4
Operational risk	5.6	5.6	5.6
Private equity risk	4.3	3.9	3.6

Economic risk capital	51.5	51.4	46.3
Goodwill	45.7	45.3	45.1
Other(b)	27.4	24.9	24.8

Total common stockholders’ equity	$124.6	$121.6	$116.2

(a)
Incorporates a change to the wholesale credit risk methodology, which has been modified to include a through-the-cycle adjustment. The prior period has been revised to reflect this methodology change. For further discussion of this change, see Credit risk capital on page 63 of JPMorgan Chase’s 2007 Annual Report.

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
Tier 1 capital was $89.6 billion at March 31, 2008, compared with $88.7 billion at December 31, 2007, an increase of $900 million. The increase was due primarily to net income of $2.4 billion and net issuances of common stock under the Firm’s employee stock-based compensation plans of $954 million. These increases were offset partially by decreases in stockholders’ equity net of accumulated other comprehensive income (loss) due to dividends declared of $1.3 billion, a $453 million increase in the deduction for goodwill and other nonqualifying intangibles and an $887 million (after-tax) increase in the valuation adjustment to certain liabilities to reflect the credit quality of the Firm. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 28 on pages 166–167 of JPMorgan Chase’s 2007 Annual Report.
The Federal Reserve has granted the Firm, for a period of 18 months following the acquisition of Bear Sterns, relief up to a certain specified amount and subject to certain conditions from the Federal Reserve’s risk-based and leverage capital guidelines in respect to the Bear Stearns risk-weighted assets and other exposures to be acquired. The amount of such relief is subject to reduction by one-sixth each quarter subsequent to the acquisition and expires on October 1, 2009.
The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at March 31, 2008, and December 31, 2007.

			Risk-	Adjusted	Tier 1	Total	Tier 1
	Tier 1		weighted	average	capital	capital	leverage
(in millions, except ratios)	capital	Total capital	assets(c)	assets(d)	ratio	ratio	ratio

March 31, 2008(a)
JPMorgan Chase & Co.	$89,646	$134,948	$1,075,697	$1,507,724	8.3%	12.5%	5.9%
JPMorgan Chase Bank, N.A.	80,059	116,734	974,918	1,315,137	8.2	12.0	6.1
Chase Bank USA, N.A.	11,234	12,534	68,688	60,903	16.4	18.2	18.4

December 31, 2007(a)
JPMorgan Chase & Co.	$88,746	$132,242	$1,051,879	$1,473,541	8.4%	12.6%	6.0%
JPMorgan Chase Bank, N.A.	78,453	112,253	950,001	1,268,304	8.3	11.8	6.2
Chase Bank USA, N.A.	9,407	10,720	73,169	60,905	12.9	14.7	15.5

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the Federal Reserve Board, OCC and Federal Deposit Insurance Corporation (“FDIC”).
(c)
Includes off-balance sheet risk-weighted assets in the amounts of $350.5 billion, $334.5 billion and $11.3 billion, respectively, at March 31, 2008, and of $352.7 billion, $336.8 billion and $13.4 billion, respectively, at December 31, 2007, for JPMorgan Chase and its significant banking subsidiaries.

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

Basel II
The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (“Basel II”), and in December 2007, U.S. banking regulators published a final Basel II rule. The final U.S. rule will require JPMorgan Chase to implement Basel II at the holding company level, as well as at certain key U.S. bank subsidiaries. The U.S. implementation timetable consists of the qualification period, starting any time between April 1, 2008, and April 1, 2010, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on current (“Basel I”) regulations. JPMorgan Chase expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm will continue to adopt Basel II rules in certain non-U.S. jurisdictions, as required. For additional information, see Basel II, on page 65 of JPMorgan Chase’s 2007 Annual Report.
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratios, need to maintain an adequate capital level and alternative investment opportunities. The Firm continues to target a dividend payout ratio of approximately 30–40% of net income over time. On March 18, 2008, the Firm declared a quarterly common stock dividend of $0.38 per share, payable on April 30, 2008, to shareholders of record at the close of business on April 4, 2008.
Issuance
On April 23, 2008, the Firm issued $6.0 billion of noncumulative, perpetual preferred stock. The proceeds will be used for general corporate purposes.
Stock repurchases
For a discussion of the Firm’s current stock repurchase program, see Stock repurchases on page 65 of JPMorgan Chase’s 2007 Annual Report. During the first quarter of 2008, under the current $10.0 billion stock repurchase program, the Firm did not repurchase any shares. During the first quarter of 2007, under the then effective stock repurchase program, the Firm repurchased 81 million shares for $4.0 billion at an average price per share of $49.45. As of March 31, 2008, $6.2 billion of authorized repurchase capacity remained under the current stock repurchase program.
The current $10.0 billion authorization to repurchase stock will be utilized at management’s discretion, and the timing of purchases and the exact number of shares purchased will depend on market conditions and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on page 119 of this Form 10-Q.

OFF–BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

JPMorgan Chase is involved with several types of off-balance sheet arrangements, including special purpose entities (“SPEs”) and lending-related financial instruments (e.g., commitments and guarantees). For further discussion of contractual cash obligations, see Off-Balance Sheet Arrangements and Contractual Cash Obligations on page 67 of JPMorgan Chase’s 2007 Annual Report.
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
JPMorgan Chase uses SPEs as a source of liquidity for itself and its clients by securitizing financial assets, and by creating investment products for clients. The Firm is involved with SPEs through multi-seller conduits and investor intermediation activities, and as a result of its loan securitizations, through qualifying special purpose entities (“QSPEs”). This discussion focuses mostly on multi-seller conduits and investor intermediation. For a detailed discussion of all SPEs with which the Firm is involved, and the related accounting, see Note 1 on page 108, Note 16 on pages 139–145 and Note 17 on pages 146–154 of JPMorgan Chase’s 2007 Annual Report.
The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., was downgraded below specific levels, primarily “P-1”, “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $87.8 billion and $94.0 billion at March 31, 2008, and December 31, 2007, respectively. Of these commitments, $54.2 billion and $61.2 billion had been funded at March 31, 2008, and December 31, 2007, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. These commitments are included in other unfunded commitments to extend credit and asset purchase agreements, as shown in the Off-balance sheet lending-related financial instruments and guarantees table on page 45 of this Form 10-Q.
Special-purpose entities revenue
The following table summarizes certain revenue information related to consolidated and nonconsolidated VIEs and QSPEs with which the Firm has significant involvement. The revenue reported in the table below primarily represents contractual servicing and credit fee income (i.e., income from acting as administrator, structurer, or liquidity provider). It does not include mark-to-market gains and losses from changes in the fair value of trading positions (such as derivative transactions) entered into with VIEs. Those gains and losses are recorded in principal transactions revenue.

Revenue from VIEs and QSPEs	Three months ended March 31,
(in millions)	2008	2007

VIEs:(a)
Multi-seller conduits	$57	$38
Investor intermediation	(3)	9

Total VIEs	54	47
QSPEs	898	846

Total	$952	$893

(a)	Includes revenue associated with consolidated VIEs and significant nonconsolidated VIEs.
American Securitization Forum subprime adjustable rate mortgage loans modifications
In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (“the Framework”). The Framework provides guidance for servicers to streamline evaluation procedures of borrowers with certain subprime adjustable rate mortgage (“ARM”) loans in order to more quickly and efficiently provide modification of such loans with terms that are more appropriate for the individual needs of such borrowers. The Framework applies to all first-lien subprime ARM loans that have a fixed rate of interest for an initial period of 36 months or less; are included in securitized pools; were originated between January 1, 2005, and July 31, 2007; and have an initial interest rate reset date between January 1, 2008, and July 31, 2010.

JPMorgan Chase has adopted the Framework, and during the 2008 first quarter has modified $187 million of Segment 2 subprime mortgage loans. In addition, $41 million of Segment 3 loans were modified through the Firm’s normal loss mitigation activities, and $33 million of Segment 3 loans were prepaid by the borrower. For additional discussion of the Framework, see Note 14 on pages 93–94 of this Form 10-Q and Note 16 on page 145 of JPMorgan Chase’s 2007 Annual Report.
Off-balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Credit Risk Management on pages 73–89 and Note 31 on pages 170–173 of JPMorgan Chase’s 2007 Annual Report.
The following table presents off-balance sheet lending-related financial instruments and guarantees (excluding those related to Bear Stearns) for the periods indicated.

						Dec. 31,
	March 31, 2008					2007
By remaining maturity		1-<3	3-5
(in millions)	< 1 year	years	years	> 5 years	Total	Total

Lending-related
Consumer(a)	$754,907	$1,953	$3,016	$69,313	$829,189	$815,936
Wholesale:
Unfunded commitments to extend credit(b)(c)(d)(e)	99,686	65,087	74,178	17,457	256,408	250,954
Asset purchase agreements(f)	29,693	40,135	10,946	1,254	82,028	90,105
Standby letters of credit and guarantees(c)(g)(h)	26,724	25,844	34,908	7,038	94,514	100,222
Other letters of credit(c)	4,547	756	94	45	5,442	5,371

Total wholesale	160,650	131,822	120,126	25,794	438,392	446,652

Total lending-related	$915,557	$133,775	$123,142	$95,107	$1,267,581	$1,262,588

Other guarantees
Securities lending guarantees(i)	$410,565	$—	$—	$—	$410,565	$385,758
Derivatives qualifying as guarantees(j)	23,492	10,879	25,187	36,578	96,136	85,262

(a)
Included credit card and home equity lending-related commitments of $730.5 billion and $73.0 billion, respectively, at March 31, 2008, and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. For credit card commitments and if certain conditions are met for home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $37.7 billion at March 31, 2008, and $38.4 billion at December 31, 2007, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. See the Glossary of Terms on pages 109–111 of this Form 10-Q for the Firm’s definition of advised lines of credit.

(c)	Represents contractual amount net of risk participations totaling $28.8 billion and $28.3 billion at March 31, 2008, and December 31, 2007, respectively.
(d)
Excludes unfunded commitments to third-party private equity funds of $869 million and $881 million at March 31, 2008, and December 31, 2007, respectively. Also excludes unfunded commitments for other equity investments of $815 million and $903 million at March 31, 2008, and December 31, 2007, respectively.

(e)
Included in other unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions of $8.3 billion and $8.2 billion at March 31, 2008, and December 31, 2007, respectively.

(f)
Largely represents asset purchase agreements to the Firm’s administered multi-seller, asset-backed commercial paper conduits. The maturity is based upon the weighted-average life of the underlying assets in the SPE, which are primarily asset purchase agreements to the Firm’s administered multi-seller asset-backed commercial paper conduits. It also includes $860 million and $1.1 billion of asset purchase agreements to other third-party entities at March 31, 2008, and December 31, 2007, respectively.

(g)	JPMorgan Chase held collateral relating to $17.1 billion and $15.8 billion of these arrangements at March 31, 2008, and December 31, 2007, respectively.
(h)	Included unused commitments to issue standby letters of credit of $44.4 billion and $50.7 billion at March 31, 2008, and December 31, 2007, respectively.
(i)	Collateral held by the Firm in support of securities lending indemnification agreements was $415.0 billion at March 31, 2008, and $390.5 billion at December 31, 2007, respectively.
(j)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 31 on pages 170–173 of JPMorgan Chase’s 2007 Annual Report.

JPMorgan Chase agreed to guarantee certain obligations of Bear Stearns and its subsidiaries. The guarantees of Bear Stearns’ obligations are secured by liens on assets of Bear Stearns that are not otherwise pledged. These assets are comprised mainly of fixed assets and other nonfinancial assets. The carrying amount of the liability to stand ready to perform under the Bear Stearns guarantees was $669 million at March 31, 2008. These amounts are not included in the amounts disclosed above. It is not possible to calculate the maximum potential amount of future payments under the guarantees, or the extent to which proceeds from the liquidation of the assets pledged to JPMorgan Chase would be expected to cover the maximum potential amount of future payments under the guarantees since the underlying contract amounts that are guaranteed change on a daily basis. However, the Firm believes the risk of loss to be remote.

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
For further discussion of these risks, see pages 69–95 of JPMorgan Chase’s 2007 Annual Report.

LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity management framework highlights developments since December 31, 2007, and should be read in conjunction with pages 70–73 of JPMorgan Chase’s 2007 Annual Report.
Liquidity risk arises from the general funding needs of the Firm’s activities and in the management of its assets and liabilities. JPMorgan Chase’s liquidity management framework is intended to maximize liquidity access and minimize funding costs. Through active liquidity management, the Firm seeks to preserve stable, reliable and cost-effective sources of funding to meet actual and contingent liquidity needs over time. This access enables the Firm to replace maturing obligations when due and fund assets at appropriate maturities and rates. To accomplish this, management uses a variety of methods to mitigate liquidity and related risks, taking into consideration market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of liabilities, among other factors.
Funding
Sources of funds
As of March 31, 2008, the Firm’s liquidity position remained strong based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets, and the Firm believes its obligations can be met even if access to funding is impaired.
Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company level sufficient to cover its obligations and those of its nonbank subsidiaries that mature over the next 12 months.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. The deposits held by the RFS, CB, TSS and AM lines of business are generally a consistent source of funding for JPMorgan Chase Bank, N.A. As of March 31, 2008, total deposits for the Firm were $761.6 billion. A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based (i.e., wholesale) liability balances. The Firm also benefits from substantial liability balances originated by RFS, CB, TSS and AM through the normal course of business. Liability balances include deposits and deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities sold under repurchase agreements). These franchise-generated liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 15–35 and 38–40, respectively, of this Form 10-Q.
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
Finally, funding flexibility is provided by the Firm’s ability to access the repurchase and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements and notes to the consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off-Balance Sheet Arrangements and Contractual Cash Obligations and Notes 14 and 22 on pages 44–46, 89–94 and 103–105, respectively, of this Form 10-Q.
Issuance
During the first quarter of 2008, JPMorgan Chase issued approximately $19.5 billion of long-term debt and trust preferred capital debt securities. These issuances included $9.0 billion of IB structured notes, the issuances of which are generally client-driven and not for funding or capital management purposes as the proceeds from such transactions are generally used to purchase securities to mitigate the risk associated with structured note exposure. The issuances of long-term debt and trust preferred capital debt securities were offset partially by $17.5 billion of such securities that matured or were redeemed, including IB structured notes. In addition, during the first quarter of 2008, the Firm securitized $4.5 billion of credit card loans. The Firm did not securitize any other consumer or wholesale loans during the first quarter of 2008. For further discussion of loan securitizations, see Note 14 on pages 89–94 of this Form 10-Q.
In connection with the issuance of certain of its trust preferred capital debt securities as well as the preferred stock issued on April 23, 2008, the Firm has entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holder of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of the trust preferred capital debt securities except, with limited exceptions, to the extent that JPMorgan Chase has received specified amounts of proceeds from the sale of certain qualifying securities. Currently the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, reference is made to the respective RCCs entered into by the Firm in connection with the issuances of such trust preferred capital debt securities, which are filed with the U.S. Securities and Exchange Commission under cover of Forms 8-K.
Cash Flows
Cash and due from banks increased $6.7 billion during the first quarter of 2008, compared with a decrease of $8.6 billion during the first quarter of 2007. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the first quarter of 2008 and 2007.
Cash Flows from Operating Activities
For the quarters ended March 31, 2008 and 2007, net cash used in operating activities was $2.4 billion and $51.5 billion, respectively. JPMorgan Chase’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. In the first quarter of 2008 and 2007, net cash was used in operating activities to support the Firm’s capital markets and lending activities, as well as to support loans originated or purchased with an initial intent to sell; however these activities were at a lower level in the first quarter of 2008 as a result of the turmoil in the markets that has continued since the last half of 2007. Management believes cash flows from operations, available cash balances and the Firm’s ability to generate cash through short- and long-term borrowings will be sufficient to fund the Firm’s operating liquidity needs.
Cash Flows from Investing Activities
The Firm’s investing activities primarily include originating loans to be held to maturity, other receivables, and the available-for-sale investment portfolio. For the quarter ended March 31, 2008, net cash of $68.5 billion was used in investing activities, primarily for purchases of investment securities in Corporate’s AFS portfolio to manage the Firm’s exposure to interest rates; net additions to the wholesale loan portfolio, primarily from increased lending activities across all the wholesale businesses; additions to the mortgage portfolio as a result of the decision to retain rather than sell new originations of prime mortgage loans; and an increase in securities purchased under resale agreements reflecting a higher level of available funds for short-term investment opportunities, as well as growth in demand from clients for liquidity. Partially offsetting these uses of cash were proceeds from sales and maturities of AFS securities, credit card securitization activities, the seasonal decline in consumer credit card receivables and cash received from the sale of an investment net of acquisitions.

For the quarter ended March 31, 2007, net cash of $11.8 billion was used in investing activities. Net cash was invested primarily to fund purchases of Corporate’s AFS securities in connection with repositioning the portfolio in response to changes in interest rates; and to increase deposits with banks as a result of the availability of excess funds for short-term investment opportunities. These uses of cash were partially offset by cash proceeds provided from sales and maturities of AFS securities, credit card and residential mortgage sales and securitization activities, and the seasonal decline in credit card loans.
Cash Flows from Financing Activities
The Firm’s financing activities primarily include the issuance of debt and receipt of customer deposits. JPMorgan Chase pays quarterly dividends on its common stock and has an ongoing stock repurchase program. In the first quarter of 2008, net cash provided by financing activities was $77.3 billion due to increases in wholesale interest and noninterest-bearing deposits, largely in TSS, and in consumer deposits, in particular interest-bearing deposits in RFS; increases in federal funds purchased and securities sold under repurchase agreements in connection with higher short-term requirements to fulfill clients’ demand for liquidity and fund the Firm’s AFS securities inventory levels; and net new issuances of long-term debt. Cash was used for the payment of cash dividends, but there were no stock repurchases.
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
Credit ratings
The credit ratings of JPMorgan Chase’s parent holding company and each of its significant banking subsidiaries as of March 31, 2008, were as follows.

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
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. Currently, the Firm believes a downgrade is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 44 and Ratings profile of derivative receivables marked-to-market (“MTM”) on page 54 of this Form 10-Q.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of March 31, 2008, highlights developments since December 31, 2007. This section should be read in conjunction with pages 73–89 and pages 96–97 and Notes 14, 15, 31, and 32 of JPMorgan Chase’s 2007 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card receivables that have been securitized. For a reconciliation of the provision for credit losses on a reported basis to managed basis, see pages 13–14 of this Form 10-Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of March 31, 2008, and December 31, 2007. Total credit exposure at March 31, 2008, increased $47.0 billion from December 31, 2007, reflecting increases of $31.9 billion and $15.1 billion in the wholesale and consumer portfolios, respectively. During the first quarter of 2008, derivative receivables increased $22.0 billion, managed loans increased $20.0 billion ($18.2 billion and $1.8 billion in the wholesale and consumer portfolios, respectively) and lending-related commitments increased $5.0 billion ($13.3 billion in the consumer portfolio offset by a decrease of $8.3 billion in the wholesale portfolio).
In the table below, reported loans include loans accounted for at fair value and loans held-for-sale, which are carried at the lower of cost or fair value with changes in value recorded in noninterest revenue. However, these held-for-sale loans and loans accounted for at fair value are excluded from the average loan balances used for the net charge-off rate calculations.

	Credit exposure		Nonperforming assets(h)
	March 31,	December 31,	March 31,		December 31,
(in millions, except ratios)	2008	2007	2008		2007

Total credit portfolio
Loans retained(a)	$512,245	$491,736	$4,631	(h)	$3,536	(h)
Loans held-for-sale	15,034	18,899	62		45
Loans at fair value	9,777	8,739	8		5

Loans – reported(a)	$537,056	$519,374	$4,701		$3,586
Loans – securitized(b)	75,062	72,701	—		—

Total managed loans(c)	612,118	592,075	4,701		3,586
Derivative receivables	99,110	77,136	31		29

Total managed credit-related assets	711,228	669,211	4,732		3,615
Lending-related commitments(d)(e)	1,267,581	1,262,588	NA		NA
Assets acquired in loan satisfactions	NA	NA	711		622

Total credit portfolio	$1,978,809	$1,931,799	$5,443		$4,237

Net credit derivative hedges notional(f)	$(78,867)	$(67,999)	$—		$(3)
Collateral held against derivatives(g)	(13,950)	(9,824)	NA		NA

	Three months ended March 31,
			Average annual net
(in millions, except ratios)	Net charge-offs		charge-off rate

	2008	2007	2008	2007

Total credit portfolio
Loans – reported	$1,906	$903	1.53%	0.85%
Loans – securitized(b)	681	593	3.70	3.56

Total managed loans	$2,587	$1,496	1.81%	1.22%

(a)
Loans (other than those for which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $811 million and $1.0 billion at March 31, 2008, and December 31, 2007, respectively.

(b)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 26–28 of this Form 10-Q.
(c)
Loans past due 90 days and over and accruing includes credit card receivables-reported of $1.6 billion and $1.5 billion at March 31, 2008, and December 31, 2007, respectively, and related credit card securitizations of $1.2 billion and $1.1 billion at March 31, 2008, and December 31, 2007, respectively.

(d)
Included credit card and home equity lending-related commitments of $730.5 billion and $73.0 billion, respectively, at March 31, 2008; and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. For credit card commitments and if certain conditions are met for home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(e)
Includes wholesale unused advised lines of credit totaling $37.7 billion and $38.4 billion at March 31, 2008, and December 31, 2007, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(f)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $33.9 billion and $31.1 billion at March 31, 2008, and December 31, 2007, respectively, which represents the notional amount of structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

(g)	Represents other liquid securities collateral held by the Firm as of March 31, 2008, and December 31, 2007, respectively.

(h)
Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.8 billion and $1.5 billion at March 31, 2008, and December 31, 2007, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $252 million and $279 million at March 31, 2008, and December 31, 2007, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

WHOLESALE CREDIT PORTFOLIO

As of March 31, 2008, wholesale exposure (IB, CB, TSS and AM) increased $31.9 billion from December 31, 2007, due to increases in derivative receivables of $22.0 billion and loans of $18.2 billion. These increases were partially offset by a decrease in lending-related commitments of $8.3 billion. The increase in derivative receivables was primarily driven by increases in foreign exchange and credit derivatives due to the decline in the U.S. dollar and increased credit spreads, respectively, as well as a decline in interest rates. The increase in loans was primarily due to lending activity across all wholesale businesses and other portfolio growth. The decrease in lending-related commitments is mainly due to the cancellation of primarily investment-grade commitments as well as other portfolio activity.

	Credit exposure		Nonperforming assets
	March 31,	December 31,	March 31,	December 31,
(in millions)	2008	2007	2008	2007

Loans retained(a)	$211,020	$189,427	$711	$464
Loans held-for-sale	10,500	14,910	62	45
Loans at fair value	9,777	8,739	8	5

Loans – reported(a)	$231,297	$213,076	$781	$514
Derivative receivables	99,110	77,136	31	29

Total wholesale credit-related assets	330,407	290,212	812	543
Lending-related commitments(b)	438,392	446,652	NA	NA
Assets acquired in loan satisfactions	NA	NA	94	73

Total wholesale credit exposure	$768,799	$736,864	$906	$616

Net credit derivative hedges notional(c)	$(78,867)	$(67,999)	$—	$(3)
Collateral held against derivatives(d)	(13,950)	(9,824)	NA	NA

(a)
Includes loans greater or equal to 90 days past due that continue to accrue interest. The principal balance of these loans totaled $78 million and $75 million at March 31, 2008, and December 31, 2007, respectively. Also, see Note 4 on pages 80–81 and Note 12 on pages 86–88 respectively, of this Form 10-Q.

(b)
Includes unused advised lines of credit totaling $37.7 billion and $38.4 billion at March 31, 2008, and December 31, 2007, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit risk of credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $33.9 billion and $31.1 billion at March 31, 2008, and December 31, 2007, respectively, which represents the notional amount of structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

(d)	Represents other liquid securities collateral held by the Firm as of March 31, 2008, and December 31, 2007, respectively.
Net charge-offs/(recoveries)
Wholesale

	Three months ended March 31,
(in millions, except ratios)	2008	2007

Loans – reported
Net charge-offs (recoveries)	$92	$(6)
Average annual net charge-off (recovery) rate(a)	0.18%	(0.02)%

(a)	Excludes average wholesale loans held-for-sale and loans at fair value of $20.1 billion and $14.2 billion for the quarters ended March 31, 2008 and 2007, respectively.
Net charge-offs (recoveries) do not include gains and losses from sales of nonperforming loans that were sold as shown in the following table. There were no gains or losses during the first quarters of 2008 and 2007, respectively.

Nonperforming loan activity
Wholesale
	Three months ended March 31,
(in millions)	2008	2007

Beginning balance at January 1	$514	$391

Additions	590	134

Reductions
Paydowns and other	(177)	(225)
Charge-offs	(130)	(17)
Returned to performing	(9)	(16)
Sales	(7)	—

Total reductions	(323)	(258)

Net additions (reductions)	267	(124)

Ending balance	$781	$267

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of March 31, 2008, and December 31, 2007. The ratings scale is based upon the Firm’s internal risk ratings and generally correspond to the ratings as defined by S&P and Moody’s.
Wholesale credit exposure – maturity and ratings profile

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At March 31, 2008					AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	<1 year	1 - 5 years	> 5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	42%	43%	15%	100%	$139	$73	$212	66%
Derivative receivables	20	41	39	100	80	19	99	81
Lending-related commitments	37	57	6	100	371	67	438	85

Total excluding loans held-for-sale and loans at fair value	36%	52%	12%	100%	$590	$159	$749	79%
Loans held-for-sale and loans at fair value(a)							20

Total exposure							$769

Net credit derivative hedges notional(b)	22%	73%	5%	100%	$(79)	$—	$(79)	100%

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At December 31, 2007					AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	<1 year	1 - 5 years	> 5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	44%	45%	11%	100%	$127	$62	$189	67%
Derivative receivables	17	39	44	100	64	13	77	83
Lending-related commitments	35	59	6	100	380	67	447	85

Total excluding loans held-for-sale and loans at fair value	36%	53%	11%	100%	$571	$142	$713	80%
Loans held-for-sale and loans at fair value(a)							24

Total exposure							$737

Net credit derivative hedges notional(b)	39%	56%	5%	100%	$(68)	$—	$(68)	100%

(a)	Loans held-for-sale relate primarily to syndication loans and loans transferred from the retained portfolio.
(b)
Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $33.9 billion and $31.1 billion at March 31, 2008, and December 31, 2007, respectively, which represents the notional amount of structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio. Prior periods have been revised to reflect the current presentation.

(c)
The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of average exposure. See page 80 of JPMorgan Chase’s 2007 Annual Report for further discussion of average exposure.

Wholesale credit exposure – selected industry concentration
The Firm focuses on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. At March 31, 2008, the top 10 industries were the same as those at December 31, 2007.

	March 31, 2008		December 31, 2007
Top 10 industries(a)	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(d)	portfolio	exposure(d)	portfolio

Banks and finance companies	$72,487	10%	$65,288	9%
Asset managers	44,291	6	38,554	6
Real estate	39,500	5	38,295	5
Consumer products	35,685	5	29,941	4
Healthcare	34,303	4	30,746	4
State and municipal governments	31,910	4	31,425	5
Utilities	30,862	4	28,679	4
Securities firms and exchanges	30,789	4	23,274	3
Retail and consumer services	27,563	4	23,969	3
Oil and gas	26,634	4	26,082	4
All other(b)	374,498	50	376,962	53

Total excluding loans held-for-sale and loans at fair value	$748,522	100%	$713,215	100%

Loans held-for-sale and loans at fair value(c)	20,277		23,649

Total	$768,799		$736,864

(a)	Rankings are based upon exposure at March 31, 2008.
(b)	For more information on exposures to SPEs included in all other, see Note 15 on pages 94–98 of this Form 10-Q.
(c)	Loans held-for-sale relate primarily to syndication loans and loans transferred from the retained portfolio.
(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.
Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, increased to $10.3 billion, at March 31, 2008, from $6.8 billion at year-end 2007. The increase was primarily related to downgrades to select names within the portfolio, mainly in the IB.
Wholesale criticized exposure – industry concentrations

	March 31, 2008		December 31, 2007
Top 10 industries(a)	Credit	% of	Credit	% of
(in millions, except ratios)	exposure	portfolio	exposure	portfolio

Real estate	$1,811	18%	$1,070	16%
Automotive	1,437	14	1,338	20
Banks and finance companies	1,139	11	498	7
Building materials/construction	765	7	345	5
Asset managers	681	7	212	3
Retail and consumer services	562	5	550	8
State and municipal government	461	4	12	—
Media	393	4	303	4
Utilities	303	3	212	3
Consumer products	300	3	239	4
All other	2,460	24	2,059	30

Total excluding loans held-for-sale and loans at fair value	$10,312	100%	$6,838	100%

Loans held-for-sale and loans at fair value(b)	1,615		205

Total	$11,927		$7,043

(a)	Rankings are based upon exposure at March 31, 2008.
(b)	Loans held-for-sale relate primarily to syndication loans and loans transferred from the retained portfolio.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenue through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts, see Note 21 on page 103 of this Form 10-Q, and derivative contracts on pages 79–82 and Note 30 on pages 168–169 of JPMorgan Chase’s 2007 Annual Report.
The following table summarizes the aggregate notional amounts and the net derivative receivables MTM for the periods presented.
Notional amounts of derivative contracts

	Notional amounts(a)
(in billions)	March 31, 2008	December 31, 2007

Interest rate contracts
Interest rate and currency swaps(b)	$56,730	$53,458
Futures and forwards	5,311	4,548
Purchased options	5,076	5,349

Total interest rate contracts	67,117	63,355

Credit derivatives	$8,225	$7,967

Commodity contracts
Swaps	$286	$275
Futures and forwards	130	91
Purchased options	225	233

Total commodity contracts	641	599

Foreign exchange contracts
Futures and forwards	$3,794	$3,424
Purchased options	1,231	906

Total foreign exchange contracts	5,025	4,330

Equity contracts
Swaps	$102	$105
Futures and forwards	80	72
Purchased options	764	821

Total equity contracts	946	998

Total derivative notional amounts	$81,954	$77,249

(a)	Represents the sum of gross long and gross short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(b)	Includes cross currency swap contract notional amounts of $1.5 trillion and $1.4 trillion at March 31, 2008, and December 31, 2007, respectively.
Derivative receivables marked-to-market

	Derivative receivables MTM
(in millions)	March 31, 2008	December 31, 2007

Interest rate contracts	$40,371	$36,020
Credit derivatives	27,551	22,083
Commodity contracts	12,395	9,419
Foreign exchange	12,280	5,616
Equity contracts	6,513	3,998

Total, net of cash collateral	$99,110	$77,136
Liquid securities collateral held against derivative receivables	(13,950)	(9,824)

Total, net of all collateral	$85,160	$67,312

The amount of derivative receivables reported on the Consolidated Balance Sheets of $99.1 billion and $77.1 billion at March 31, 2008, and December 31, 2007, respectively, is the amount of the mark-to-market (“MTM”) or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. These amounts represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $14.0 billion and $9.8 billion at March 31, 2008, and December 31, 2007, respectively, resulting in total exposure, net of all collateral, of $85.2 billion and $67.3 billion at March 31, 2008, and December 31, 2007, respectively. Derivative receivables increased $17.8 billion from

December 31, 2007, primarily driven by increases in foreign exchange and credit derivatives due to the decline in the U.S. dollar and increased credit spreads, respectively, as well as a decline in interest rates.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, but this collateral does not reduce the credit risk of the derivative receivables in the table above. This additional collateral secures potential exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. As of March 31, 2008, and December 31, 2007, the Firm held $19.7 billion and $17.4 billion of this additional collateral, respectively. The derivative receivables MTM, net of all collateral, also does not include other credit enhancements in the forms of letters of credit.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

	March 31, 2008		December 31, 2007
Rating equivalent	Exposure net of	% of exposure	Exposure net of	% of exposure
(in millions, except ratios)	all collateral	net of all collateral	all collateral	net of all collateral

AAA/Aaa to AA-/Aa3	$42,113	50%	$38,314	57%
A+/A1 to A-/A3	15,124	18	9,855	15
BBB+/Baa1 to BBB-/Baa3	13,066	15	9,335	14
BB+/Ba1 to B-/B3	13,682	16	9,451	14
CCC+/Caa1 and below	1,175	1	357	—

Total	$85,160	100%	$67,312	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements decreased slightly to 80% as of March 31, 2008, from 82% at December 31, 2007.
The Firm posted $48.5 billion and $33.5 billion of collateral at March 31, 2008, and December 31, 2007, respectively. Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact of a single-notch ratings downgrade to JPMorgan Chase Bank, N.A., from its rating of “AA” to “AA-” at March 31, 2008, would have required $274 million of additional collateral to be posted by the Firm. The impact of a six-notch ratings downgrade (from “AA” to “BBB”) would have required $3.4 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of March 31, 2008, and December 31, 2007.
Credit derivatives positions

	Notional amount
	Credit portfolio		Dealer/client
	Protection	Protection	Protection	Protection
(in billions)	purchased(a)	sold	purchased	sold	Total

March 31, 2008	$80	$1	$4,118	$4,026	$8,225
December 31, 2007	70	2	3,999	3,896	7,967

(a)
Included $33.9 billion and $31.1 billion at March 31, 2008, and December 31, 2007, respectively, that represented the notional amount for structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

JPMorgan Chase has counterparty exposure as a result of credit derivatives transactions. Of the $99.1 billion of total derivative receivables MTM at March 31, 2008, $27.6 billion, or 28%, was associated with credit derivatives, before the benefit of liquid securities collateral.
Dealer/client
At March 31, 2008, the total notional amount of protection purchased and sold in the dealer/client business increased $249 billion from year-end 2007 as a result of increased trade volume in the market. The risk positions are largely matched with residual default exposure and spread risk actively managed by the Firm’s various trading desks.

Credit portfolio management activities
Use of single-name and portfolio credit derivatives

	Notional amount of protection purchased
(in millions)	March 31, 2008	December 31, 2007

Credit derivatives used to manage
Loans and lending-related commitments	$73,131	$63,645
Derivative receivables	6,566	6,462

Total(a)	$79,697	$70,107

(a)
Included $33.9 billion and $31.1 billion at March 31, 2008, and December 31, 2007, respectively, that represented the notional amount for structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events; in contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in net interest income, and impairment is recognized in the provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the credit valuation adjustment (“CVA”), which reflects the credit quality of derivatives counterparty exposure, are included in the table below. These results can vary from year to year due to market conditions that impact specific positions in the portfolio. For a discussion of CVA related to derivative contracts, see Derivative receivables marked to market (“MTM”) on pages 80–81 of JPMorgan Chase’s 2007 Annual Report.

	Three months ended March 31,
(in millions)	2008	2007

Hedges of lending-related commitments(a)	$387	$(9)
CVA and hedges of CVA(a)	(734)	7

Net gains (losses)(b)	$(347)	$(2)

(a)	These hedges do not qualify for hedge accounting under SFAS 133.
(b)
Excludes gains of $1.3 billion and gains of $146 million for the quarters ended March 31, 2008 and 2007, respectively, of other principal transaction revenue that are not associated with hedging activities. The amounts incorporate an adjustment to the valuation of the Firm’s derivative liabilities as a result of the adoption of SFAS 157 on January 1, 2007.

The Firm also actively manages wholesale credit exposure through IB and CB loan and commitment sales. During the first quarter of 2008 and 2007, the Firm sold $1.1 billion and $1.6 billion of loans and commitments, respectively, recognizing losses of $5 million and $6 million, respectively. These results include any gains or losses on sales of nonperforming loans as discussed on page 50 of this Form 10-Q. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For further discussion of securitization activity, see Liquidity Risk Management and Note 14 on pages 46–48, and 89–94, respectively, of this Form 10-Q.
Lending-related commitments
Wholesale lending-related commitments were $438.4 billion at March 31, 2008, compared with $446.7 billion at December 31, 2007. See page 50 of this Form 10-Q for an explanation of the decrease in exposure. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $233.9 billion and $238.7 billion as of March 31, 2008, and December 31, 2007, respectively.

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
Top 5 emerging markets country exposure

At March 31, 2008	Cross-border
						Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$3.0	$3.2	$0.8	$7.0	$2.8	$9.8
India	2.7	1.5	0.9	5.1	1.1	6.2
Brazil	1.5	(0.4)	0.4	1.5	4.6	6.1
Russia	2.9	1.9	0.2	5.0	0.2	5.2
China	2.7	0.5	0.4	3.6	1.2	4.8

At December 31, 2007	Cross-border
						Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$3.2	$2.6	$0.7	$6.5	$3.4	$9.9
India	1.9	0.8	0.8	3.5	0.6	4.1
Brazil	1.1	(0.7)	1.2	1.6	5.0	6.6
Russia	2.9	1.0	0.2	4.1	0.4	4.5
China	2.2	0.3	0.4	2.9	0.3	3.2

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

(c)	Other represents mainly local exposure funded cross-border.
(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally. Any exposure not meeting these criteria is defined as cross-border exposure.

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
The continued deterioration in residential real estate values has negatively impacted all consumer credit asset classes. Geographic areas that have experienced the most significant declines in home prices have exhibited higher delinquency and losses across the consumer credit product spectrum.
Actions continue to be taken to tighten credit underwriting and loan qualification standards. These actions have resulted in significant reductions in new loan originations of risk layered loans, and improved alignment of loan pricing with the embedded risk.
The following table presents managed consumer credit–related information for the dates indicated.

	Credit exposure		Nonperforming assets(f)
(in millions, except ratios)	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

Consumer loans – reported(a)
Home equity	$94,968	$94,832	$948	$810
Mortgage	60,480	55,461	2,537	1,798
Auto loans and leases(b)	44,714	42,350	94	116
Credit card – reported(c)	75,888	84,352	6	7
All other loans	25,175	25,314	335	341
Loans held-for-sale	4,534	3,989	—	—

Total consumer loans – reported	305,759	306,298	3,920	3,072
Credit card – securitized(c)(d)	75,062	72,701	—	—

Total consumer loans – managed(c)	380,821	378,999	3,920	3,072
Assets acquired in loan satisfactions	NA	NA	617	549

Total consumer-related assets – managed	380,821	378,999	4,537	3,621
Consumer lending-related commitments:
Home equity(e)	73,049	74,191	NA	NA
Mortgage	8,193	7,410	NA	NA
Auto loans and leases	7,220	8,058	NA	NA
Credit card(e)	730,458	714,848	NA	NA
All other loans	10,269	11,429	NA	NA

Total lending-related commitments	829,189	815,936	NA	NA

Total consumer credit portfolio	$1,210,010	$1,194,935	$4,537	$3,621

Memo: Credit card – managed	$150,950	$157,053	$6	$7

	Three months ended March 31,
			Average annual net
	Net charge-offs		charge-off rate(g)
(in millions, except ratios)	2008	2007	2008	2007

Home equity	$447	$68	1.89%	0.32%
Mortgage	199	23	1.38	0.25
Auto loans and leases(b)	118	59	1.10	0.59
Credit card – reported	989	721	5.01	3.57
All other loans	61	38	0.98	0.64

Total consumer loans – reported	1,814	909	2.43	1.37
Credit card – securitized(d)	681	593	3.70	3.56

Total consumer loans – managed	$2,495	$1,502	2.68%	1.81%

Memo: Credit card – managed	$1,670	$1,314	4.37%	3.57%

(a)	Includes RFS, CS and residential mortgage loans reported in the Corporate/Private Equity segment.
(b)	Excludes operating lease-related assets of $2.0 billion and $1.9 billion for March 31, 2008, and December 31, 2007, respectively.
(c)
Loans past due 90 days and over and accruing includes credit card receivables-reported of $1.6 billion and $1.5 billion for March 31, 2008, and December 31, 2007, respectively, and related credit card securitizations of $1.2 billion and $1.1 billion for March 31, 2008, and December 31, 2007, respectively.

(d)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 26–28 of this Form 10-Q.

(e)
The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit will be utilized at the same time. For credit card commitments and if certain conditions are met for home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(f)
Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.8 billion and $1.5 billion for March 31, 2008, and December 31, 2007, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $252 million and $279 million as of March 31, 2008, and December 31, 2007, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally .

(g)	Net charge-off rates exclude average loans held-for-sale of $4.4 billion and $21.7 billion for the quarters ended March 31, 2008 and 2007, respectively.
The Firm regularly evaluates market conditions and overall economic returns and makes an initial determination of whether new originations will be held-for-investment or sold within the foreseeable future. The Firm also periodically evaluates the expected economic returns of previously originated loans under prevailing market conditions to determine whether their designation as held-for-sale or held-for-investment continues to be appropriate. When the Firm determines that a change in this designation is appropriate, the loans are transferred to the appropriate classification. In response to changes in market conditions in the second half of 2007, the Firm has designated as held-for-investment all new originations of subprime mortgage loans, as well as subprime mortgage loans that were previously designated held-for-sale. In addition, all new nonconforming prime mortgage loan originations have been designated as held-for-investment. Prime mortgage loans originated with the intent to sell are accounted for at fair value under SFAS 159 and are classified as trading assets in the Consolidated Balance Sheets.
The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Home equity: Home equity loans at March 31, 2008 were $95.0 billion, relatively unchanged from year-end 2007. The provision for credit losses for the Home equity portfolio includes a net increase of $1.1 billion to the allowance for loan losses for the quarter ended March 31, 2008, as risk layered loans, continued weak housing prices and slowing economic growth continue to result in higher nonperforming assets and estimated losses for this product segment. Losses are particularly concentrated in loans with high combined effective loan-to-value ratios in specific geographic regions that have experienced significant declines in housing prices. The decline in housing prices and the second lien position for these types of loans results in minimal proceeds upon foreclosure, increasing the severity of losses. In response to continued weakness in housing markets, loan underwriting and account management criteria have been tightened, with a particular focus on metropolitan statistical areas (“MSAs”) with the most significant housing price declines.
Mortgage: Prior to the third quarter of 2007, subprime mortgage loans and substantially all of the Firm’s prime mortgages, both fixed-rate and adjustable-rate, were originated with the intent to sell. Prime mortgage loans originated into the held-for-investment portfolio consisted primarily of adjustable-rate products. As a result of the decision to retain rather than sell subprime mortgage loans and new originations of nonconforming prime mortgage loans, both fixed-rate and adjustable-rate products are now being originated into the held-for-investment portfolio. Mortgages, irrespective of whether they are originated with the intent to sell or hold-for-investment, are underwritten to the same standards applicable to the respective type of mortgage. In response to continued weakness in housing markets, loan underwriting and account management criteria have been tightened at the MSA level.
Mortgage loans including loans that are held-for-sale at March 31, 2008 were $60.9 billion, reflecting a $4.8 billion increase from year-end 2007; the increase was primarily due to the decision to retain rather than sell new originations of nonconforming prime mortgage loans. As of March 31, 2008, mortgage loans on the Consolidated Balance Sheets included $15.8 billion of subprime mortgage loans, representing 26% of the total mortgage loan balance, and $45.1 billion of prime mortgage loans. The provision for credit losses includes a net increase to the allowance for loan losses of $417 million for subprime mortgages and $256 million for prime mortgages, as housing price declines in specific geographic regions and slowing economic growth continue to increase estimated losses for all mortgage segments and to have a negative impact on nonperforming assets. Subprime mortgage net charge-offs were $149 million (3.82% net charge-off rate), compared with $20 million (0.92% net charge-off rate) in the prior year. Prime mortgage net charge-offs were $50 million (0.48% net charge-off rate), compared with $3 million (0.04% net charge-off rate) in the prior year.
Auto loans and leases: As of March 31, 2008, auto loans and leases of $44.7 billion increased $2.4 billion from year-end 2007. The auto loan portfolio reflects a high concentration of prime and near-prime quality credits. The allowance for loan losses for the auto loan portfolio was increased $50 million for the quarter ending March 31, 2008, reflecting an increase in estimated losses due to deterioration in recently-originated loans as a result of the worsening credit environment. In response to recent increases in loan delinquencies and credit losses, particularly in geographic areas experiencing significant housing price declines, credit underwriting criteria has been tightened, which has resulted in the reduction of both extended-term and high loan-to-value financing.

Credit card: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated Balance Sheets and those receivables sold to investors through securitization. Managed credit card receivables were $150.9 billion at March 31, 2008, a decrease of $6.1 billion from year-end 2007, reflecting the typical seasonal decrease of outstanding loans.
The managed credit card net charge-off rate increased to 4.37% for the first quarter of 2008, from 3.57% in the first quarter of 2007. The 30-day managed delinquency rate increased to 3.66% at March 31, 2008, from 3.48% at December 31, 2007, and 3.07% at March 31, 2007. The increase in net charge-off and delinquency rate reflects a slight deterioration in underlying credit quality, partially a result of weakness in the current economic environment including continued weakness in housing markets. The managed credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.
All other loans: All other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), and education loans. As of March 31, 2008, other loans, including loans held-for-sale, were $29.3 billion, compared with $28.7 billion at year-end 2007.
The following tables present the geographic distribution of consumer credit outstandings by product as of March 31, 2008, and December 31, 2007.

March 31, 2008				Card	All	Total consumer	Card	Total consumer
(in billions)	Home equity	Mortgage	Auto	reported	other loans	loans – reported	securitized	loans – managed

Top 12 states
California	$15.2	$15.0	$5.2	$10.0	$1.2	$46.6	$10.0	$56.6
New York	14.5	8.6	3.7	5.9	3.7	36.4	5.9	42.3
Texas	6.0	2.2	4.0	5.2	3.3	20.7	5.5	26.2
Florida	5.3	6.7	1.6	4.3	0.7	18.6	4.4	23.0
Illinois	6.7	3.2	2.4	4.0	1.8	18.1	4.0	22.1
Ohio	4.9	1.0	3.1	3.0	2.6	14.6	3.2	17.8
New Jersey	4.5	2.4	1.8	2.9	0.8	12.4	3.2	15.6
Michigan	3.7	1.6	1.4	2.6	2.3	11.6	2.6	14.2
Arizona	5.8	1.6	1.8	1.6	1.6	12.4	1.5	13.9
Pennsylvania	1.6	0.9	1.8	2.9	0.6	7.8	3.0	10.8
Colorado	2.3	1.4	1.0	1.8	0.8	7.3	1.7	9.0
Indiana	2.4	0.6	1.2	1.6	1.1	6.9	1.6	8.5
All other	22.1	15.7	15.7	30.1	8.8	92.4	28.4	120.8

Total	$95.0	$60.9	$44.7	$75.9	$29.3	$305.8	$75.0	$380.8

December 31, 2007				Card	All	Total consumer	Card	Total consumer
(in billions)	Home equity	Mortgage	Auto	reported	other loans	loans – reported	securitized	loans – managed

Top 12 states
California	$14.9	$13.4	$5.0	$11.0	$1.0	$45.3	$9.6	$54.9
New York	14.4	8.0	3.6	6.6	4.2	36.8	5.6	42.4
Texas	6.1	2.0	3.7	5.8	3.5	21.1	5.4	26.5
Florida	5.3	6.4	1.6	4.7	0.5	18.5	4.2	22.7
Illinois	6.7	3.0	2.2	4.5	1.9	18.3	3.9	22.2
Ohio	4.9	1.0	2.9	3.3	2.6	14.7	3.1	17.8
New Jersey	4.4	2.2	1.7	3.3	0.5	12.1	3.1	15.2
Michigan	3.7	1.6	1.3	2.9	2.3	11.8	2.5	14.3
Arizona	5.7	1.5	1.8	1.7	1.8	12.5	1.4	13.9
Pennsylvania	1.6	0.9	1.7	3.2	0.5	7.9	2.9	10.8
Colorado	2.3	1.3	1.0	2.0	0.8	7.4	1.7	9.1
Indiana	2.4	0.6	1.2	1.8	1.1	7.1	1.5	8.6
All other	22.4	14.1	14.7	33.6	8.0	92.8	27.8	120.6

Total	$94.8	$56.0	$42.4	$84.4	$28.7	$306.3	$72.7	$379.0

ALLOWANCE FOR CREDIT LOSSES

For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 65–67 and Note 13 on pages 88–89 of this Form 10-Q, and page 96 and Note 15 on pages 138–139 of JPMorgan Chase’s 2007 Annual Report. At March 31, 2008, management deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined).
Summary of changes in the allowance for credit losses

Three months ended March 31,	2008					2007
(in millions)	Wholesale		Consumer		Total	Wholesale		Consumer		Total

Loans:
Beginning balance at January 1,	$3,154		$6,080		$9,234	$2,711		$4,568		$7,279
Cumulative effect of changes in accounting principles(a)	—		—		—	(56)		—		(56)

Beginning balance at January 1, adjusted	3,154		6,080		9,234	2,655		4,568		7,223
Gross charge-offs	(130)		(2,024)		(2,154)	(17)		(1,088)		(1,105)
Gross recoveries	38		210		248	23		179		202

Net (charge-offs) recoveries	(92)		(1,814)		(1,906)	6		(909)		(903)
Provision for loan losses	742		3,677		4,419	48		931		979
Other	33	(b)	(34)	(b)	(1)	(16	)(c)	17	(c)	1

Ending balance at March 31	$3,837	(d)	$7,909	(e)	$11,746	$2,693	(d)	$4,607	(e)	$7,300

Components:
Asset specific(f)	$146		$75		$221	$54		$70		$124
Formula-based(f)	3,691		7,834		11,525	2,639		4,537		7,176

Total allowance for loan losses	$3,837		$7,909		$11,746	$2,693		$4,607		$7,300

Lending-related commitments:
Beginning balance at January 1,	$835		$15		$850	$499		$25		$524
Provision for lending-related commitments	5		—		5	29		—		29
Other	6	(b)	(6)	(b)	—	—		—		—

Ending balance at March 31	$846		$9		$855	$528		$25		$553

Components:
Asset specific	$23		$—		$23	$40		$—		$40
Formula-based	823		9		832	488		25		513

Total allowance for lending-related commitments	$846		$9		$855	$528		$25		$553

Total allowance for credit losses	$4,683		$7,918		$12,601	$3,221		$4,632		$7,853

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 80–81 of this Form 10-Q.
(b)	Primarily related to the transfer of loans from RFS to CB during the first quarter of 2008.
(c)	Partially related to the transfer of allowance between wholesale and consumer in conjunction with prime mortgages transferred to the Corporate/Private Equity sector.
(d)
The ratio of the wholesale allowance for loan losses to total wholesale loans was 1.82% and 1.76%, excluding wholesale held-for-sale loans and loans accounted for at fair value at March 31, 2008 and 2007, respectively.

(e)
The ratio of the consumer allowance for loan losses to total consumer loans was 2.63% and 1.72%, excluding consumer held-for-sale loans and loans accounted for at fair value at March 31, 2008 and 2007, respectively.

(f)	Prior periods have been revised to reflect the current presentation.
The allowance for credit losses increased $2.5 billion from December 31, 2007. Excluding held-for-sale loans and loans carried at fair value, the allowance for loan losses represented 2.29% of loans at March 31, 2008, compared with 1.88% at December 31, 2007. Consumer allowance for loan losses increased $1.8 billion from 4Q07, primarily as a result of increased allowance for loan loss in residential real estate. The increase in consumer allowance for loan losses for the quarter ended March 31, 2008, included $1.1 billion for home equity loans, as risk layered loans, continued weak housing prices and slowing economic growth continue to result in increased estimated losses for this product segment and higher nonperforming assets. The allowance for loan loss increased $417 million for subprime mortgages and $256 million for prime mortgages, as housing price declines in specific geographic regions and slowing economic growth continue to increase estimated losses for all mortgage product segments and to have a negative impact on nonperforming assets. The increase in wholesale allowance reflected the transfer of funded and unfunded leverage lending commitments to retained loans from held-for-sale, other volume and other portfolio activity related to the effect of a weakening credit environment.

To provide for the risk of loss inherent in the Firm’s process of extending credit, management computes an asset-specific component and a formula-based component for wholesale lending-related commitments. These components are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in other liabilities, was $855 million and $850 million at March 31, 2008, and December 31, 2007, respectively.
Provision for credit losses
For a discussion of the reported provision for credit losses, see page 11 of this Form 10-Q. The managed provision for credit losses was $5.1 billion, up $3.5 billion, or 219%, from the prior year. The total consumer managed provision for credit losses was $4.4 billion in the current quarter compared with $1.5 billion in the prior year. The wholesale provision for credit losses was $747 million compared with a provision of $77 million in the prior year, reflecting an increase in the allowance for credit losses, primarily related to the transfer of funded and unfunded leverage lending commitments to retained loans from held-for-sale as well as the effect of a weakening credit environment. The credit performance of residential real estate loans continues to be negatively impacted by deterioration in housing values across many geographic markets. Management has taken significant actions to reduce risk exposure by tightening underwriting and account management criteria for real estate lending as well as consumer lending for non-real estate products in those markets most impacted by the recent housing downturn. Tighter income verification, more conservative collateral valuation, reduced loan-to-value maximums, higher FICO and custom risk score requirements are just some of the actions taken to date to mitigate risk.

			Provision for
			lending-related		Total provision
	Provision for loan losses		commitments		for credit losses
Three months ended March 31, (in millions)	2008	2007	2008	2007	2008	2007

Investment Bank	$571	$35	$47	$28	$618	$63
Commercial Banking	143	17	(42)	—	101	17
Treasury & Securities Services	11	4	1	2	12	6
Asset Management	17	(8)	(1)	(1)	16	(9)

Total wholesale	742	48	5	29	747	77
Retail Financial Services	2,492	292	—	—	2,492	292
Card Services – reported	989	636	—	—	989	636
Corporate/Private Equity	196	3	—	—	196	3

Total consumer	3,677	931	—	—	3,677	931

Total provision for credit losses – reported	4,419	979	5	29	4,424	1,008
Card Services – securitized	681	593	—	—	681	593

Total provision for credit losses – managed	$5,100	$1,572	$5	$29	$5,105	$1,601

MARKET RISK MANAGEMENT

For discussion of the Firm’s market risk management organization, see pages 90–94 of JPMorgan Chase’s 2007 Annual Report.
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
To calculate VAR, the Firm uses historical simulation, which measures risk across instruments and portfolios in a consistent and comparable way. This approach assumes that historical changes in market values are representative of future changes. The simulation is based upon data for the previous 12 months. The Firm calculates VAR using a one-day time horizon and an expected tail-loss methodology, which approximates a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VAR estimates only once in every 100 trading days, or about two to three times a year. For a further discussion of the Firm’s VAR methodology, see Market Risk Management – Value-at-risk, on pages 91–92 of JPMorgan Chase’s 2007 Annual Report.
IB trading and credit portfolio VAR
IB trading VAR by risk type and credit portfolio VAR

	Three months ended March 31,
	2008						2007						At March 31,
(in millions)	Avg		Min		Max		Avg		Min		Max		2008		2007

By risk type:
Fixed income	$120		$99		$149		$45		$25		$68		$138		$65
Foreign exchange	35		17		78		19		9		38		37		19
Equities	31		22		58		42		31		58		25		43
Commodities and other	28		24		34		34		25		47		33		36
Diversification	(92)	(a)	NM	(b)	NM	(b)	(58	)(a)	NM	(b)	NM	(b)	(80)	(a)	(64	)(a)

Trading VAR	$122		$96		$163		$82		$50		$111		$153		$99
Credit portfolio VAR	30		20		45		13		12		15		38		14
Diversification	(30)	(a)	NM	(b)	NM	(b)	(12	)(a)	NM	(b)	NM	(b)	(45)	(a)	(16	)(a)

Total trading and credit portfolio VAR	$122		$96		$149		$83		$50		$113		$146		$97

(a)
Average and period-end VARs are less than the sum of the VARs of its market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks are not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(b)
Designated as not meaningful (“NM”) because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.

Trading VAR includes substantially all trading activities in IB; however, particular risk parameters of certain products are not fully captured, for example, correlation risk or the credit spread sensitivity of certain mortgage products. Trading VAR does not include VAR related to held-for-sale funded loans and unfunded commitments, nor the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 63 of this Form 10-Q for further details. Trading VAR also does not include the MSR portfolio or VAR related to other corporate functions, such as Corporate and Private Equity. For a discussion of MSRs and the corporate functions, see Note 3 on pages 74–79, Note 16 on pages 99–100 and Corporate/Private Equity on pages 36–37 of this Form 10-Q, and Note 18 on pages 154–156, Note 4 on page 113 and Corporate/Private Equity on pages 59–60 of JPMorgan Chase’s 2007 Annual Report.
Credit portfolio VAR includes VAR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which are all reported in principal transactions revenue. For a discussion of credit valuation adjustments, see Note 4 on pages 111–118 of JPMorgan Chase’s 2007 Annual Report. This VAR does not include the retained loan portfolio, which is not marked-to-market.
The IB’s average total trading and credit portfolio VAR for the first quarter of 2008 was $122 million compared with $83 million in the first quarter of 2007. The increase in VAR was due to increases in the fixed income and foreign exchange VAR components as a result of positions changes and increased market volatility, which also led to an increase in portfolio diversification for trading VAR. Average trading VAR diversification increased to $92 million, or 43% of the sum of the components, from $58 million, or 41% of the sum of the components. In general, over the course of the year VAR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily back-testing of VAR against daily IB market risk-related revenue, which is defined as the change in value of principal transactions revenue less Private Equity gains/losses plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The daily IB market risk-related revenue excludes gains and losses on held-for-sale funded loans and unfunded commitments and from DVA. The following histogram illustrates the daily market risk-related gains and losses for IB trading businesses for the quarter ended March 31, 2008. The chart shows that IB posted market risk-related gains on 42 out of 65 days in this period, with 10 days exceeding $100 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 23 days during the three months ended March 31, 2008. For the first quarter of 2008, losses exceed the VAR measure on two days due to the high market volatility experienced during the period. No losses exceeded the VAR measure during the first quarter of 2007.
The Firm does not include the impact of DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm in its trading VAR. The following table provides information about the sensitivity of DVA to a one basis point increase in JPMorgan Chase credit spreads.
Debit Valuation Adjustment Sensitivity

1 Basis Point Increase in
(in millions)	JPMorgan Chase Credit Spread

March 31, 2008	$36
December 31, 2007	38

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

Earnings-at-risk stress testing
The VAR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported net income also is important. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions) results from on- and off-balance sheet positions. The Firm conducts simulations of changes in net interest income from its nontrading activities under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in the Firm’s net interest income over the next 12 months and highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.
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
JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of March 31, 2008, and December 31, 2007, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

March 31, 2008	$(525)	$(131)	$(481)	$(1,455)
December 31, 2007	(26)	55	(308)	(664)

The change in earnings-at-risk from December 31, 2007 results from a higher level of AFS securities and lower market interest rates. The Firm is exposed to both rising and falling rates. The Firm’s risk to rising rates is largely the result of increased funding costs. In contrast, the exposure to falling rates is the result of higher anticipated levels of loan and securities prepayments, as well as spread compression on deposit products.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 94 of JPMorgan Chase’s 2007 Annual Report. At March 31, 2008, and December 31, 2007, the carrying value of the Private Equity portfolio was $6.6 billion and $7.2 billion, respectively, of which $603 million and $390 million, respectively, represented positions traded in the public markets.

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s Operational Risk Management, refer to pages 94–95 of JPMorgan Chase’s 2007 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 95 of JPMorgan Chase’s 2007 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–3 of JPMorgan Chase’s 2007 Form 10-K.
Dividends
At March 31, 2008, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $19.8 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM

JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the valuation of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well-controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies is managed in an appropriate manner. The Firm believes its estimates for determining the valuation of its assets and liabilities are appropriate. The following is a brief description of the Firm’s critical accounting estimates involving significant valuation judgments.
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 15 on pages 138–139 of JPMorgan Chase’s 2007 Annual Report. The methodology for calculating the allowance for loan losses and the allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for Credit Losses on pages 96–97 of JPMorgan Chase’s 2007 Annual Report; for amounts recorded as of March 31, 2008 and 2007, see Allowance for Credit Losses on page 60 and Note 13 on pages 88–89 of this Form 10-Q.
As noted on page 96 of JPMorgan Chase’s 2007 Annual Report, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire Wholesale portfolio, the allowance for loan losses for the Wholesale portfolio would increase by approximately $1.8 billion as of March 31, 2008. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
For consumer loans, the allowance for loan losses is sensitive to changes in the economic environment, delinquency status, credit bureau scores, the realizable value of collateral, borrower behavior and other risk factors. Significant differences in management’s expectations for these factors could have significant impact on the estimation of the allowance for loan losses.
Fair value of financial instruments, MSRs and commodities inventory
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities, certain loans, MSRs, private equity investments, structured notes, and certain repurchase and resale agreements. Physical commodities are carried at the lower of cost or fair value and reported within the recurring fair value disclosures. Held-for-sale loans are carried at the lower of cost or fair value on a nonrecurring basis. At March 31, 2008, and December 31, 2007, $646.0 billion and $635.5 billion, respectively, of the Firm’s assets, and $253.4 billion and $254.3 billion, respectively, of the Firm’s liabilities were recorded at fair value on a recurring basis.
Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters. The Firm ensures that all applicable inputs are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Fair value adjustments, including credit (counterparties’ and the Firm’s), liquidity, and input parameter uncertainty are included, as appropriate, to the model value to arrive at a fair value measurement. During the first quarter of 2008, no material changes were made to the Firm’s valuation models. For a further description of assets and liabilities carried at fair value, see Note 4 and Note 5 on pages 111–118, and 119–121, respectively, of JPMorgan Chase’s 2007 Annual Report. In addition, for a further discussion of the significant judgments and estimates involved in the determination of the fair value of the above instruments, as well as the process to validate valuation models, see Fair value of financial instruments, MSRs and commodities inventory on pages 97–98, and Model review on page 94 of JPMorgan Chase’s 2007 Annual Report.

The following tables summarize the Firm’s assets accounted for at fair value on a recurring basis by level within the valuation hierarchy at March 31, 2008, and December 31, 2007.

March 31, 2008	Debt and	Derivative		AFS	Mortgage	Private
(in billions)	equity securities	receivables		securities	servicing rights	equity	Other(b)	Total

Level 1	43%	—	%(a)	79%	—%	4%	23%	13%	(a)
Level 2	46	98	(a)	21	—	5	51	82	(a)
Level 3	11	2	(a)	—	100	91	26	5	(a)

Assets held at fair value	$386.2	$99.1		$101.6	$8.4	$6.6	$44.1	$646.0

Level 3 assets(c) as a percentage of total Firm:
Assets at fair value	15%
Assets	6

December 31, 2007	Debt and	Derivative		AFS	Mortgage	Private
(in billions)	equity securities	receivables		securities	servicing rights	equity	Other(b)	Total

Level 1	49%	2	%(a)	84%	—%	1%	25%	21	%(a)
Level 2	45	96	(a)	16	—	5	48	74	(a)
Level 3	6	2	(a)	—	100	94	27	5	(a)

Assets held at fair value	$414.3	$77.1		$85.4	$8.6	$7.2	$42.9	$635.5

Level 3 assets(c) as a percentage of total Firm:
Assets at fair value	13%
Assets	5

(a)
Based upon the fair value of the Firm’s derivatives portfolio prior to FIN 39 netting to reflect the legally enforceable master netting agreements and cash collateral held by the Firm, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

(b)
Includes certain securities purchased under resale agreements, certain loans (excluding loans classified within trading assets – debt and equity instruments), and certain retained interests in securitizations. For further information, see Note 3 on pages 74–79 of this Form 10-Q.

(c)	Includes level 3 assets accounted for at fair value on a recurring basis and at the lower of cost or fair value.
Level 3 assets (including assets measured at the lower of cost or fair value) were 15% of total Firm assets measured at fair value and 6% of total Firm assets at March 31, 2008, compared with 13% and 5%, respectively, at December 31, 2007. Level 3 liabilities (including liabilities measured at the lower of cost or fair value) were 17% of total Firm liabilities measured at fair value at both March 31, 2008, and December 31, 2007.
Level 3 assets increased during the first quarter of 2008, principally due to transfers of mortgage-related and certain auction rate securities with low maximum reset rates. Continued deterioration in market conditions during the first quarter of 2008 resulted in a significant reduction in new deal issuance and limited the Firm’s ability to obtain independent quotes for certain mortgage instruments. Liquidity in certain auction rate securities markets was significantly reduced in the first quarter of 2008 due to credit concerns with monoline bond insurers. In addition to transfers, the level 3 balance increased as a result of the Firm’s purchase of reverse mortgages for which there is a lack of market liquidity and limited availability of external pricing data. These increases in level 3 assets were partially offset by the transfer of certain leveraged loans from the loans held-for-sale portfolio to the loans held-for-investment portfolio and sales of investments within the private equity portfolio. For a further discussion of changes in level 3 instruments, see Note 3 on pages 74–79 of this Form 10-Q.
Imprecision in estimating unobservable market inputs can impact the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 4 on pages 111–118 of JPMorgan Chase’s 2007 Annual Report.

Goodwill impairment
For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 98 of JPMorgan Chase’s 2007 Annual Report.
Income taxes
JPMorgan Chase is subject to the income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and non-U.S. jurisdictions. These laws are often complex and may be subject to different interpretations. To determine the financial statement impact of its accounting for income taxes, including the provision for income tax expense and its unrecognized tax benefits, JPMorgan Chase must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events. For a further description of accounting estimates related to income taxes, see Income taxes on page 98 of JPMorgan Chase’s 2007 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS

Derivatives netting – amendment of FASB Interpretation No. 39
In April 2007, the FASB issued FSP FIN 39-1, which permits offsetting of cash collateral receivables or payables with net derivative positions under certain circumstances. The Firm adopted FSP FIN 39-1 effective January 1, 2008. The FSP did not have a material impact on the Firm’s Consolidated Balance Sheets.
Accounting for income tax benefits of dividends on share-based payment awards
In June 2007, the FASB ratified EITF 06-11, which must be applied prospectively for dividends declared in fiscal years beginning after December 15, 2007. EITF 06-11 requires that realized tax benefits from dividends or dividend equivalents paid on equity-classified share-based payment awards that are charged to retained earnings should be recorded as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. Prior to the issuance of EITF 06-11, the Firm did not include these tax benefits as part of this pool of excess tax benefits. The Firm adopted EITF 06-11 on January 1, 2008. The adoption of this consensus did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.
Fair value measurements – written loan commitments
On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued SAB 109, which revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. The Firm adopted SAB 109 on January 1, 2008. The adoption of this pronouncement did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
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

Accounting for transfers of financial assets and repurchase financing transactions
In February 2008, the FASB issued FSP FAS 140-3, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated together as a linked transaction under SFAS 140 unless certain criteria are met. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. The Firm is currently evaluating the impact, if any, the adoption of FSP FAS 140-3 will have on the Firm’s consolidated financial statements.
Disclosures about derivative instruments and hedging activities – FASB Statement No. 161
On March 19, 2008, the FASB issued SFAS 161, which amends the disclosure requirements of SFAS 133. SFAS 161 requires increased disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. SFAS 161 will only affect JPMorgan Chase’s disclosures of derivative instruments and related hedging activities, and not its consolidated financial position, financial performance or cash flows.
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

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2008	2007

Revenue
Investment banking fees	$1,216	$1,739
Principal transactions	(803)	4,487
Lending & deposit-related fees	1,039	895
Asset management, administration and commissions	3,596	3,186
Securities gains (losses)	33	2
Mortgage fees and related income	525	476
Credit card income	1,796	1,563
Other income	1,829	518

Noninterest revenue	9,231	12,866

Interest income	17,532	16,620
Interest expense	9,873	10,518

Net interest income	7,659	6,102

Total net revenue	16,890	18,968

Provision for credit losses	4,424	1,008

Noninterest expense
Compensation expense	4,951	6,234
Occupancy expense	648	640
Technology, communications and equipment expense	968	922
Professional & outside services	1,333	1,200
Marketing	546	482
Other expense	169	735
Amortization of intangibles	316	353
Merger costs	—	62

Total noninterest expense	8,931	10,628

Income before income tax expense	3,535	7,332
Income tax expense	1,162	2,545

Net income	$2,373	$4,787

Net income applicable to common stock	$2,373	$4,787

Net income per common share data
Basic earnings per share	$0.70	$1.38
Diluted earnings per share	$0.68	$1.34

Average basic shares	3,396.0	3,456.4
Average diluted shares	3,494.7	3,559.5
Cash dividends per common share	$0.38	$0.34

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in millions, except share data)	2008	2007

Assets
Cash and due from banks	$46,888	$40,144
Deposits with banks	12,414	11,466
Federal funds sold and securities purchased under resale agreements (included $19,743 and $19,131 at fair value at March 31, 2008, and December 31, 2007, respectively)	203,176	170,897
Securities borrowed	81,014	84,184
Trading assets (included assets pledged of $82,728 at March 31, 2008, and $79,229 at December 31, 2007)	485,280	491,409
Securities (included $101,605 and $85,406 at fair value at March 31, 2008, and December 31, 2007, respectively, and assets pledged of $4,483 and $3,958 at March 31, 2008, and December 31, 2007, respectively)	101,647	85,450

Loans (included $9,777 and $8,739 at fair value at March 31, 2008, and December 31, 2007, respectively)	537,056	519,374
Allowance for loan losses	(11,746)	(9,234)

Loans, net of allowance for loan losses	525,310	510,140

Accrued interest and accounts receivable	50,989	24,823
Premises and equipment	9,457	9,319
Goodwill	45,695	45,270
Other intangible assets:
Mortgage servicing rights	8,419	8,632
Purchased credit card relationships	2,140	2,303
All other intangibles	3,815	3,796
Other assets (included $21,207 and $22,151 at fair value at March 31, 2008, and December 31, 2007, respectively)	66,618	74,314

Total assets	$1,642,862	$1,562,147

Liabilities
Deposits (included $6,639 and $6,389 at fair value at March 31, 2008, and December 31, 2007, respectively)	$761,626	$740,728
Federal funds purchased and securities sold under repurchase agreements (included $4,906 and $5,768 at fair value at March 31, 2008, and December 31, 2007, respectively)	192,633	154,398
Commercial paper	50,602	49,596
Other borrowed funds (included $11,877 and $10,777 at fair value at March 31, 2008, and December 31, 2007, respectively)	28,430	28,835
Trading liabilities	157,965	157,867
Accounts payable, accrued expense and other liabilities (included the allowance for lending-related commitments of $855 at March 31, 2008, and $850 at December 31, 2007, and $25 at fair value at December 31, 2007)	106,088	94,476
Beneficial interests issued by consolidated variable interest entities (included $3,076 and $3,004 at fair value at March 31, 2008, and December 31, 2007, respectively)	14,524	14,016
Long-term debt (included $68,923 and $70,456 at fair value at March 31, 2008, and December 31, 2007, respectively)	189,995	183,862
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	15,372	15,148

Total liabilities	1,517,235	1,438,926

Commitments and contingencies (see Note 20 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at March 31, 2008, and December 31, 2007; issued 0 shares at March 31, 2008, and December 31, 2007)	—	—
Common stock ($1 par value; authorized 9,000,000,000 shares at March 31, 2008, and December 31, 2007; issued 3,657,683,278 shares and 3,657,671,234 shares at March 31, 2008, and December 31, 2007, respectively)	3,658	3,658
Capital surplus	78,072	78,597
Retained earnings	55,762	54,715
Accumulated other comprehensive income (loss)	(512)	(917)
Treasury stock, at cost (256,840,322 shares at March 31, 2008, and 290,288,540 shares at December 31, 2007)	(11,353)	(12,832)

Total stockholders’ equity	125,627	123,221

Total liabilities and stockholders’ equity	$1,642,862	$1,562,147

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2008	2007

Common stock
Balance at January 1	$3,658	$3,658
Issuance of common stock	—	—

Balance at March 31	3,658	3,658

Capital surplus
Balance at January 1	78,597	77,807
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	(525)	(47)

Balance at March 31	78,072	77,760

Retained earnings
Balance at January 1	54,715	43,600
Cumulative effect of change in accounting principles	—	915

Balance at January 1, adjusted	54,715	44,515
Net income	2,373	4,787
Cash dividends declared:
Common stock ($0.38 and $0.34 per share for the three months ended March 31, 2008 and 2007, respectively)	(1,326)	(1,197)

Balance at March 31	55,762	48,105

Accumulated other comprehensive income (loss)
Balance at January 1	(917)	(1,557)
Cumulative effect of change in accounting principles	—	(1)

Balance at January 1, adjusted	(917)	(1,558)
Other comprehensive income	405	76

Balance at March 31	(512)	(1,482)

Treasury stock, at cost
Balance at January 1	(12,832)	(7,718)
Purchase of treasury stock	—	(4,002)
Reissuance from treasury stock	1,479	1,512
Share repurchases related to employee stock-based compensation awards	—	(129)

Balance at March 31	(11,353)	(10,337)

Total stockholders’ equity	$125,627	$117,704

Comprehensive income
Net income	$2,373	$4,787
Other comprehensive income	405	76

Comprehensive income	$2,778	$4,863

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in millions)	2008	2007

Operating activities
Net income	$2,373	$4,787
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	4,424	1,008
Depreciation and amortization	607	523
Amortization of intangibles	316	353
Deferred tax (benefit) expense	(409)	1,054
Investment securities gains	(33)	(2)
Proceeds on sale of investment	(1,540)	—
Stock-based compensation	660	511
Originations and purchases of loans held-for-sale	(11,180)	(29,250)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	10,469	31,667
Net change in:
Trading assets	(10,920)	(42,056)
Securities borrowed	3,170	(11,112)
Accrued interest and accounts receivable	(16,602)	(772)
Other assets	(13,846)	(4,341)
Trading liabilities	13,553	(3,070)
Accounts payable, accrued expense and other liabilities	11,229	(181)
Other operating adjustments	5,306	(637)

Net cash used in operating activities	(2,423)	(51,518)

Investing activities
Net change in:
Deposits with banks	(948)	(17,426)
Federal funds sold and securities purchased under resale agreements	(31,730)	(3,803)
Held-to-maturity securities:
Proceeds	2	4
Available-for-sale securities:
Proceeds from maturities	9,248	7,791
Proceeds from sales	21,766	14,829
Purchases	(46,956)	(28,038)
Proceeds from sales and securitization of loans held-for-investment	5,616	14,195
Other changes in loans, net	(25,952)	1,649
Net cash received from sale of an investment net of acquisitions	802	—
All other investing activities, net	(341)	(1,047)

Net cash used in investing activities	(68,493)	(11,846)

Financing activities
Net change in:
Deposits	38,740	(14,612)
Federal funds purchased and securities sold under repurchase agreements	38,168	56,764
Commercial paper and other borrowed funds	(651)	8,319
Proceeds from the issuance of long-term debt and capital debt securities	19,506	23,231
Repayments of long-term debt and capital debt securities	(17,480)	(14,880)
Net proceeds from the issuance of stock and stock-related awards	(156)	658
Excess tax benefits related to stock-based compensation	99	216
Repurchases of treasury stock	—	(4,002)
Cash dividends paid	(1,319)	(1,207)
All other financing activities, net	382	256

Net cash provided by financing activities	77,289	54,743

Effect of exchange rate changes on cash and due from banks	371	45

Net increase (decrease) in cash and due from banks	6,744	(8,576)
Cash and due from banks at the beginning of the year	40,144	40,412

Cash and due from banks at the end of the period	$46,888	$31,836

Cash interest paid	$9,998	$10,699
Cash income taxes paid	502	1,596

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 109–111 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations in more than 60 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segment information, see Note 23 on pages 105–107 of this Form 10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”).
Certain amounts in the prior periods have been reclassified to conform to the current presentation.
NOTE 2 – BUSINESS CHANGES AND DEVELOPMENTS
Issuance of noncumulative perpetual preferred stock
On April 23, 2008, the Firm issued $6.0 billion of noncumulative, perpetual preferred stock. The proceeds will be used for general corporate purposes.
Proceeds from Visa Inc. shares
On March 19, 2008, Visa Inc. (“Visa”) completed its IPO. Prior to the IPO, JPMorgan Chase held approximately a 13% equity interest in Visa. On March 28, 2008, Visa used a portion of the proceeds from the offering to redeem a portion of the Firm’s equity interest, which resulted in the recognition of a pretax gain of $1.5 billion (recorded in other income). In conjunction with the IPO, Visa placed $3.0 billion in escrow to cover certain litigation matters. JPMorgan Chase’s share of this escrow was $696 million. JPMorgan Chase’s interest in the escrow was recorded as a reduction to other expense and reported net of established litigation reserves.
Merger with The Bear Stearns Companies Inc.
On March 16, 2008, JPMorgan Chase and The Bear Stearns Companies Inc. (“Bear Stearns”) entered into an agreement to merge; the agreement was amended on March 24, 2008. The merger agreement, as amended, has been approved by the boards of directors of both companies. It provides for a stock-for-stock exchange in which 0.21753 shares of JPMorgan Chase common stock will be exchanged for each share of Bear Stearns common stock. The merger will be accounted for using the purchase method of accounting. The purchase price is currently estimated to be $1.5 billion. The merger, which is expected to be completed by May 30, 2008, is subject to the approval of the stockholders of Bear Stearns.
Concurrent with the closing of the merger, the Federal Reserve Bank of New York (the “FRBNY”) will take control, through a limited liability company (“LLC”) formed for this purpose, of a portfolio of $30 billion in assets of Bear Stearns, based on the value of the portfolio as of March 14, 2008. The assets of the LLC will be funded by a $29 billion, 10-year term loan from the FRBNY, and a $1 billion, 10-year note from JPMorgan Chase. The JPMorgan Chase note will be subordinated to the FRBNY loan and will bear the first $1 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase note and the expense of the LLC will be for the account of the FRBNY.

In connection with the amended agreement, JPMorgan Chase and Bear Stearns also entered into a share exchange agreement under which, on April 8, 2008, JPMorgan Chase acquired 95,000,000 newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance) for 20,665,350 shares of JPMorgan Chase common stock at the same exchange ratio as provided in the amended merger agreement. Further, between March 24, 2008, and May 12, 2008, JPMorgan Chase acquired approximately 24 million shares of Bear Stearns common stock in the open market at an average purchase price of $11.27 per share. As of May 12, 2008, JPMorgan Chase beneficially owned approximately 119 million shares of common stock of Bear Stearns, or approximately 49.4% of the outstanding shares of common stock, based on approximately 241 million shares of common stock issued and outstanding.
In connection with the amended agreement, JPMorgan Chase agreed to guarantee liabilities of Bear Stearns and certain of its subsidiaries arising under revolving and term loans, contracts associated with Bear Stearns’ trading business and obligations to deliver cash, securities or property to customers pursuant to customary custody arrangements. Other than following a termination of the merger agreement due to a change in recommendation by the board of directors of Bear Stearns prompted by a competing transaction proposal, JPMorgan Chase’s guarantee of these obligations up to the date of such termination would remain in effect. Also on March 24, 2008, JPMorgan Chase entered into a separate guarantee under which it guaranteed the borrowings of Bear Stearns and its subsidiaries from the FRBNY in order to ensure continued access by Bear Stearns to the borrowings at the facility established by the FRBNY for primary dealers. For additional information regarding these guarantees, see Note 22 on pages 103–105 of this Form 10-Q.
Currently, there is a case pending in New York that asserts various claims against Bear Stearns and JPMorgan Chase, including breach of Delaware law and fiduciary duty, and which seeks, among other things, to enjoin the proposed merger and an unspecified amount of compensatory damages.
Purchase of additional interest in Highbridge Capital Management
In January 2008, JPMorgan Chase purchased an additional equity interest in Highbridge Capital Management, LLC (“Highbridge”). As a result, the Firm owns 77.5% of Highbridge as of March 31, 2008. Highbridge is a manager of hedge funds with $25 billion of assets under management at March 31, 2008. The Firm had acquired a majority interest in Highbridge in 2004.
NOTE 3 – FAIR VALUE MEASUREMENT
For a discussion of JPMorgan Chase’s valuation methodologies for assets and liabilities measured at fair value, see Note 4 on pages 111–114 of JPMorgan Chase’s 2007 Annual Report.
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

The following table presents the financial instruments carried at fair value as of March 31, 2008, and December 31, 2007, by caption on the Consolidated Balance Sheets and by SFAS 157 valuation hierarchy (as described above).
Assets and liabilities measured at fair value on a recurring basis

		Internal models	Internal models
	Quoted market	with significant	with significant		Total carrying
	prices in active	observable market	unobservable		value in the
	markets	parameters	market parameters	FIN 39	Consolidated
March 31, 2008 (in millions)	(Level 1)	(Level 2)	(Level 3)	netting(d)	Balance Sheets

Federal funds sold and securities purchased under resale agreements	$—	$19,743	$—	$—	$19,743

Trading assets:
Debt and equity instruments(a)(b)	167,827	177,516	40,827	—	386,170
Derivative receivables	2,741	1,348,641	21,983	(1,274,255)	99,110

Total trading assets	170,568	1,526,157	62,810	(1,274,255)	485,280

Available-for-sale securities	80,175	21,094	336	—	101,605
Loans	—	1,321	8,456	—	9,777
Mortgage servicing rights	—	—	8,419	—	8,419
Other assets:
Private equity investments	285	318	6,002	—	6,605
All other	10,096	1,239	3,267	—	14,602

Total other assets	10,381	1,557	9,269	—	21,207

Total assets at fair value	$261,124	$1,569,872	$89,290	$(1,274,255)	$646,031

Deposits	$—	$5,431	$1,208	$—	$6,639
Federal funds purchased and securities sold under repurchase agreements	—	4,906	—	—	4,906
Other borrowed funds	—	11,738	139	—	11,877
Trading liabilities:
Debt and equity instruments	58,881	19,374	727	—	78,982
Derivative payables	3,386	1,315,549	18,930	(1,258,882)	78,983

Total trading liabilities	62,267	1,334,923	19,657	(1,258,882)	157,965

Accounts payable, accrued expense and other liabilities(c)	—	—	—	—	—
Beneficial interests issued by consolidated VIEs	—	3,025	51	—	3,076
Long-term debt	—	47,819	21,104	—	68,923

Total liabilities at fair value	$62,267	$1,407,842	$42,159	$(1,258,882)	$253,386

		Internal models	Internal models
	Quoted market	with significant	with significant		Total carrying
	prices in active	observable market	unobservable		value in the
	markets	parameters	market parameters	FIN 39	Consolidated
December 31, 2007 (in millions)	(Level 1)	(Level 2)	(Level 3)	netting(d)	Balance Sheets

Federal funds sold and securities purchased under resale agreements	$—	$19,131	$—	$—	$19,131

Trading assets:
Debt and equity instruments(a)(b)	202,483	187,724	24,066	—	414,273
Derivative receivables	18,574	871,105	20,188	(832,731)	77,136

Total trading assets	221,057	1,058,829	44,254	(832,731)	491,409

Available-for-sale securities	71,941	13,364	101	—	85,406
Loans	—	359	8,380	—	8,739
Mortgage servicing rights	—	—	8,632	—	8,632
Other assets:
Private equity investments	68	322	6,763	—	7,153
All other	10,784	1,054	3,160	—	14,998

Total other assets	10,852	1,376	9,923	—	22,151

Total assets at fair value	$303,850	$1,093,059	$71,290	$(832,731)	$635,468

Deposits	$—	$5,228	$1,161	$—	$6,389
Federal funds purchased and securities sold under repurchase agreements	—	5,768	—	—	5,768
Other borrowed funds	—	10,672	105	—	10,777
Trading liabilities:
Debt and equity instruments	73,023	15,659	480	—	89,162
Derivative payables	19,553	852,055	19,555	(822,458)	68,705

Total trading liabilities	92,576	867,714	20,035	(822,458)	157,867

Accounts payable, accrued expense and other liabilities(c)	—	—	25	—	25
Beneficial interests issued by consolidated VIEs	—	2,922	82	—	3,004
Long-term debt	—	48,518	21,938	—	70,456

Total liabilities at fair value	$92,576	$940,822	$43,346	$(822,458)	$254,286

(a)	Included loans classified as trading assets. For additional detail, see Note 6 on page 122 of JPMorgan Chase’s 2007 Annual Report and Note 5 on pages 81–83 of this Form 10-Q.
(b)	Included physical commodities inventories that are accounted for at the lower of cost or fair value.
(c)	Included within accounts payable, accrued expense and other liabilities is the fair value adjustment for unfunded lending-related commitments accounted for at fair value.
(d)
As permitted under FIN 39, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The increase in FIN 39 netting from December 31, 2007, was primarily driven by increases in foreign exchange and credit derivatives due to the decline in the U.S. dollar and increased credit spreads, respectively, as well as a decline in interest rates.

Changes in level 3 recurring fair value measurements
The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2008 and 2007 (including the change in fair value), for financial instruments classified by the Firm within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the valuation hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs(c)
								Change in unrealized
				Purchases,				gains and (losses)
Three months ended	Fair value,	Total realized/		issuances	Transfers in		Fair value,	related to financial
March 31, 2008	January 1,	unrealized		settlements,	and/or out of		March 31,	instruments at
(in millions)	2008	gains/(losses)		net	Level 3		2008	March 31, 2008

Assets:
Trading assets:
Debt and equity instruments	$24,066	$(689	)(d)(e)	$3,831	$13,619	(h)	$40,827	$(640	)(d)(e)
Net derivative receivables	633	1,494	(d)	204	722		3,053	1,413	(d)
Available-for-sale securities	101	(101	)(f)	336	—		336	(102	)(f)
Loans	8,380	(199	)(d)	275	—		8,456	(203	)(d)
Other assets:
Private equity instruments	6,763	209	(d)	(970)	—		6,002	(6	)(d)
All other	3,160	31	(g)	46	30		3,267	34	(g)

Liabilities:(b)
Deposits	$(1,161)	$(13	)(d)	$(32)	$(2	)(i)	$(1,208)	$(12	)(d)
Other borrowed funds	(105)	36	(d)	(138)	68	(i)	(139)	(15	)(d)
Trading liabilities:
Debt and equity instruments	(480)	(59	)(d)	(9)	(179	)(i)	(727)	(341	)(d)
Accounts payable, accrued expense and other liabilities	(25)	25	(d)	—	—		—	—
Beneficial interests issued by consolidated VIEs	(82)	31	(d)	—	—		(51)	31	(d)
Long-term debt	(21,938)	245	(d)	1,089	(500	)(i)	(21,104)	197	(d)

	Fair value measurements using significant unobservable inputs(c)
								Change in unrealized
				Purchases,				gains and (losses)
Three months ended	Fair value,	Total realized/		issuances	Transfers in		Fair value,	related to financial
March 31, 2007	January 1,	unrealized		settlements,	and/or out of		March 31,	instruments at
(in millions)	2007	gains/(losses)		net	Level 3		2007	March 31, 2007

Assets:
Trading assets:
Debt and equity instruments	$9,320	$(87	)(d)(e)	$190	$(422)		$9,001	$(95	)(d)(e)
Available-for-sale securities	177	—		(6)	—		171	—
Loans	643	8	(d)	259	—		910	6	(d)
Other assets:
Private equity instruments(a)	5,493	1,134	(d)	(578)	(12)		6,037	619	(d)
All other(a)	1,591	(1	)(g)	15	—		1,605	(3	)(g)

Liabilities:(b)
Deposits	$(385)	$(4	)(d)	$6	$—		$(383)	$—
Other borrowed funds	—	—		—	—		—	—
Trading liabilities:
Debt and equity instruments	(32)	—		25	—		(7)	(4	)(d)
Net derivative payables	(2,800)	127	(d)	(54)	(45	)(i)	(2,772)	223	(d)
Accounts payable, accrued expense and other liabilities	—	—		—	—		—	—
Beneficial interests issued by consolidated VIEs	(8)	6	(d)	—	—		(2)	6	(d)
Long-term debt	(11,386)	(313	)(d)	(1,709)	—		(13,408)	(323	)(d)

(a)
Private equity instruments represent investments within the Corporate/Private Equity line of business. Prior period amounts for private equity instruments and all other have been revised to reflect the current presentation.

(b)	Level 3 liabilities as a percentage of total Firm liabilities at fair value was 17% at both March 31, 2008, and December 31, 2007.
(c)	MSRs are classified within level 3 of the valuation hierarchy. For a rollforward of balance sheet amounts related to MSRs, see Note 16 on pages 99–100 of this Form 10-Q.
(d)	Reported in principal transactions revenue.
(e)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell are measured at fair value and reported in mortgage fees and related income.
(f)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).
(g)	Reported in other income.
(h)	Included in the transfers in balance is approximately $1.4 billion of losses recorded during the period principally related to mortgage-related assets.
(i)	Represents a net transfer of a liability balance.

Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments carried on the Consolidated Balance Sheets by caption and by level within the SFAS 157 valuation hierarchy (as described above) as of March 31, 2008, and December 31, 2007, for which a nonrecurring change in fair value has been recorded during the reporting period.

			Internal models
		Internal models	with significant
	Quoted market	with significant	unobservable	Total carrying
	prices in active	observable market	market	value in the
March 31, 2008	markets	parameters	parameters	Consolidated
(in millions)	(Level 1)	(Level 2)	(Level 3)	Balance Sheets

Loans(a)	$—	$1,396	$9,566	$10,962
Other assets	—	466	—	466

Total assets at fair value on a nonrecurring basis	$—	$1,862	$9,566	$11,428

Accounts payable, accrued expense and other liabilities(b)	$—	$—	$100	$100

Total liabilities at fair value on a nonrecurring basis	$—	$—	$100	$100

			Internal models
		Internal models	with significant
	Quoted market	with significant	unobservable	Total carrying
	prices in active	observable market	market	value in the
December 31, 2007	markets	parameters	parameters	Consolidated
(in millions)	(Level 1)	(Level 2)	(Level 3)	Balance Sheets

Loans(a)	$—	$2,818	$16,196	$19,014
Other assets	—	267	126	393

Total assets at fair value on a nonrecurring basis	$—	$3,085	$16,322	$19,407

Accounts payable, accrued expense and other liabilities(b)	$—	$—	$103	$103

Total liabilities at fair value on a nonrecurring basis	$—	$—	$103	$103

(a)	Includes debt financing and other loan warehouses held-for-sale.
(b)	Represents the fair value adjustment associated with $630 million and $3.2 billion of unfunded held-for-sale lending-related commitments at March 31, 2008, and December 31, 2007, respectively.
Nonrecurring fair value changes
The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended March 31, 2008 and 2007, related to financial instruments held at March 31, 2008 and 2007.

	Three months ended March 31,
(in millions)	2008	2007

Loans	$(941)	$(47)
Other assets	(121)	(95)
Accounts payable, accrued expense and other liabilities	(55)	—

Total nonrecurring fair value gains (losses)	$(1,117)	$(142)

In the above table, loans principally include changes in fair value for loans carried on the balance sheet at the lower of cost or fair value; and accounts payable, accrued expense and other liabilities principally includes the change in fair value for unfunded lending-related commitments within the leveraged lending portfolio.
Level 3 assets analysis
Level 3 assets (including assets measured at the lower of cost or fair value) were 6% of total Firm assets at March 31, 2008. The following describes significant changes to level 3 assets during the quarter.
Transfers in/Purchases
Due to a significant reduction in new deal issuance that limited the Firm’s ability to obtain independent quotes for certain mortgage instruments, $8.6 billion of mortgage-related assets were transferred from level 2 into level 3. Such assets included commercial mortgage-backed securities with a rating below AAA, other noninvestment grade mortgage securities, and certain prime mortgage loans.

The fair value of these instruments is estimated utilizing a variety of techniques emphasizing observable prices for similar instruments, where available.
•
Loans: For commercial and residential mortgage loans that are expected to be securitized, fair value is estimated based on observable prices of asset-backed securities with similar collateral and incorporates adjustments (i.e., reductions) to these prices to account for securitization uncertainties including portfolio composition, market conditions and liquidity. If a loan is considered impaired because of obligor concerns and therefore does not qualify for inclusion in a securitization, fair value is estimated based on potential liquidation proceeds and property repossession/liquidation information, as appropriate.

•
Mortgage-backed securities: For mortgage-backed securities, the determination of fair value may encompass benchmarking to similar instruments or analyzing default and recovery rates. In addition, indices such as ABX and CMBX, which track the performance of a series of credit default swaps based on specific types of underlying mortgages, are used in the benchmarking process where applicable.

Liquidity in certain auction rate securities markets was also significantly reduced in the first quarter of 2008 due to credit concerns with monoline bond insurers; this resulted in wide-spread auction failures and increasing rates for auction-rate securities. Third-party pricing services are either no longer providing valuations for failed auction-rate securities or are valuing such securities at par (which may not necessarily reflect prices that would be obtained in the secondary market for such securities if such a market were to develop). As a result, the Firm transferred $2.8 billion of these securities from level 2 to level 3. In the absence of a secondary market, fair value was estimated based on a number of factors including the credit quality of the obligor, the credit quality of the bond insurer, the coupon, and the likelihood of refinancing by the issuer.
During the first quarter of 2008 the Firm also purchased approximately $4.4 billion of reverse mortgages. These loans were classified within level 3 because of the lack of market liquidity and the limited availability of external pricing data. Fair value is estimated by benchmarking to similar instruments and utilizing a cash flow model. The primary model inputs include assumptions regarding home price inflation/volatility, life expectancy, prepayment rates, and interest rates.
Transfers out/Sales
The net increase in level 3 assets due to the transfers in/purchases noted above was partially offset by the transfer of certain leveraged loans from the loans held-for-sale portfolio to the loans held-for-investment portfolio, as these loans are no longer measured at fair value on a nonrecurring basis, they are no longer included within level 3 nonrecurring fair value assets. In addition, level 3 assets declined as a result of sales of private equity investments.
Gains and Losses
Gains and losses in the tables above include losses on trading debt and equity instruments of approximately $700 million, principally from mortgage-related transactions and losses of approximately $900 million on leveraged loans. Offsetting the losses in level 3 were gains of approximately $1.5 billion, principally related to fixed income and equity derivatives. The Firm risk manages level 3 financial instruments using securities and derivative positions classified within level 1 or 2 of the valuation hierarchy; the effect of these risk management activities are not reflected in level 3 gains and losses included in the tables above.
For a discussion of changes in fair value of the MSR asset see Note 16 on pages 99–100 of this Form 10-Q.

NOTE 4 – FAIR VALUE OPTION
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
For a discussion of the primary financial instruments for which fair value elections were made and the basis for those elections, see Note 5 on pages 119–121 of JPMorgan Chase’s 2007 Annual Report.
Changes in value under the fair value option election
The following tables present the changes in fair value included in the Consolidated Statements of Income for the three months ended March 31, 2008 and 2007, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2008				2007
				Total changes				Total changes
Three months ended March 31,	Principal			in fair value	Principal			in fair value
(in millions)	transactions(b)	Other income		recorded	transactions(b)	Other income		recorded

Federal funds sold and securities purchased under resale agreements	$549	$—		$549	$32	$—		$32
Trading assets:
Debt and equity instruments, excluding loans	189	(6)	(c)	183	76	—		76
Loans reported as trading assets:
Changes in instrument-specific credit risk	(1,136)	(52)	(c)	(1,188)	416	5	(c)	421
Other changes in fair value	228	393	(c)	621	—	201	(c)	201
Loans:
Changes in instrument-specific credit risk	(261)	—		(261)	10	—		10
Other changes in fair value	28	—		28	8	—		8
Other assets	—	38	(d)	38	—	(4	)(d)	(4)

Deposits(a)	(399)	—		(399)	(144)	—		(144)
Federal funds purchased and securities sold under repurchase agreements	(67)	—		(67)	(5)	—		(5)
Other borrowed funds(a)	(72)	—		(72)	(38)	—		(38)
Trading liabilities	(1)	—		(1)	—	—		—
Beneficial interests issued by consolidated VIEs	(175)	—		(175)	(10)	—		(10)
Long-term debt:
Changes in instrument-specific credit risk(a)	875	—		875	61	—		61
Other changes in fair value	(848)	—		(848)	(106)	—		(106)

(a)
Total change in instrument-specific credit risk related to structured notes was $898 million and $64 million for the three months ended March 31, 2008 and 2007, respectively, which includes adjustments for structured notes classified within deposits and other borrowed funds as well as long-term debt.

(b)
Included in the amounts are gains and losses related to certain financial instruments previously carried at fair value by the Firm such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of the Investment Bank’s trading activities.

(c)	Reported in mortgage fees and related income.
(d)	Reported in other income.
Determination of instrument-specific credit risk for items for which a fair value election was made
The following describes how the gains and losses included in earnings during the quarters ended March 31, 2008 and 2007, that were attributable to changes in instrument-specific credit risk, were determined.
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

•
Long-term debt: changes in value attributable to instrument–specific credit risk were derived principally from observable changes in the Firm’s credit spread. The gain for 2008 and 2007 was attributable to the widening of the Firm’s credit spread.

•
Resale and repurchase agreements: generally, with a resale or repurchase agreement, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount loaned. As a result, there would be no adjustment or an immaterial adjustment for instrument-specific credit related to these agreements.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2008, and December 31, 2007, for loans and long-term debt for which the SFAS 159 fair value option has been elected. The loans were classified in trading assets – debt and equity instruments or loans.

	March 31, 2008			December 31, 2007
			Fair value over			Fair value over
	Remaining		(under) remaining	Remaining		(under) remaining
	aggregate		aggregate	aggregate		aggregate
	contractual		contractual	contractual		contractual
	principal amount		principal amount	principal amount		principal amount
(in millions)	outstanding	Fair value	outstanding	outstanding	Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$14	$12	$(2)	$—	$—	$—
Loans	11	11	—	11	11	—
Nonaccrual loans
Loans reported as trading assets	2,899	915	(1,984)	3,044	1,176	(1,868)
Loans	26	7	(19)	15	5	(10)

Subtotal	2,950	945	(2,005)	3,070	1,192	(1,878)
All other performing loans
Loans reported as trading assets	60,265	58,181	(2,084)	56,164	56,638	474
Loans	10,324	9,606	(718)	9,011	8,580	(431)

Total loans	$73,539	$68,732	$(4,807)	$68,245	$66,410	$(1,835)

Long-term debt
Principal protected debt	$(25,926)	$(26,566)	$640	$(24,262)	$(24,033)	$(229)
Nonprincipal protected debt(a)	NA	(42,357)	NA	NA	(46,423)	NA

Total long-term debt	NA	(68,923)	NA	NA	$(70,456)	NA

FIN 46R long-term beneficial interests
Principal protected debt	$(28)	$(28)	$—	$(58)	$(58)	$—
Nonprincipal protected debt(a)	NA	(3,048)	NA	NA	(2,946)	NA

Total FIN 46R long-term beneficial interests	NA	(3,076)	NA	NA	$(3,004)	NA

(a)	Remaining contractual principal not applicable as the return of principal is based upon performance of an underlying variable, and therefore may not occur in full.
The fair value of unfunded lending-related commitments for which the fair value option was elected was zero and $25 million at March 31, 2008, and December 31, 2007, respectively, which was reflected as a liability and included in accounts payable, accrued expense and other liabilities. The contractual amount of such commitments was $5 million and $1.0 billion at March 31, 2008, and December 31, 2007, respectively.
NOTE 5 – PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities (including physical commodities inventories that are accounted for at the lower of cost or fair value), changes in fair value associated with financial instruments held by the Investment Bank (“IB”) for which the SFAS 159 fair value option was elected, and loans held-for-sale within the wholesale lines of business. Principal transactions revenue also includes private equity gains and losses.
The following table presents principal transactions revenue.

	Three months ended March 31,
(in millions)	2008	2007

Trading revenue	$(1,003)	$3,141
Private equity gains(a)	200	1,346

Total principal transactions revenue	$(803)	$4,487

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity and those held in other business segments.

Trading assets and liabilities
Trading assets include debt and equity instruments held for trading purposes that JPMorgan Chase owns (“long” positions), certain loans for which the Firm manages on a fair value basis and has elected the SFAS 159 fair value option and physical commodities inventories that are accounted for at the lower of cost or fair value. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading positions are carried at fair value on the Consolidated Balance Sheets. For a discussion of the valuation of trading assets and trading liabilities, see Note 4 on pages 111–118 of JPMorgan Chase’s 2007 Annual Report.
The following table presents the fair value of trading assets and trading liabilities for the dates indicated.

	March 31,	December 31,
(in millions)	2008	2007

Trading assets
Debt and equity instruments:
U.S. government and federal agency obligations	$29,074	$36,535
U.S. government-sponsored enterprise obligations	26,998	43,838
Obligations of state and political subdivisions	15,769	13,090
Certificates of deposit, bankers’ acceptances and commercial paper	6,257	8,252
Debt securities issued by non-U.S. governments	64,896	69,606
Corporate debt securities	51,766	51,033
Equity securities	89,538	91,212
Loans	59,108	57,814
Other(a)	42,764	42,893

Total debt and equity instruments	386,170	414,273

Derivative receivables:(b)
Interest rate	40,371	36,020
Credit derivatives	27,551	22,083
Commodity	12,395	9,419
Foreign exchange	12,280	5,616
Equity	6,513	3,998

Total derivative receivables	99,110	77,136

Total trading assets	$485,280	$491,409

Trading liabilities
Debt and equity instruments(c)	$78,982	$89,162

Derivative payables:(b)
Interest rate	22,598	25,542
Credit derivatives	13,686	11,613
Commodity	8,417	6,942
Foreign exchange	12,584	7,552
Equity	21,698	17,056

Total derivative payables	78,983	68,705

Total trading liabilities	$157,965	$157,867

(a)	Consists primarily of private-label mortgage-backed securities, asset-backed securities and physical commodities.
(b)
Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. As permitted under FIN 39, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The netted amount of cash collateral received and paid was $52.7 billion and $37.3 billion, respectively, at March 31, 2008, and $34.9 billion and $24.6 billion, respectively, at December 31, 2007. The Firm received and paid excess collateral of $19.7 billion and $3.5 billion, respectively, at March 31, 2008, and $17.4 billion and $2.4 billion, respectively, at December 31, 2007. This additional collateral received and paid secures potential exposure that could arise in the derivatives portfolio should the mark-to-market of the transactions move in the Firm’s favor or the client’s favor, respectively, and is not nettable against the derivative receivables or payables in the table above.

(c)	Primarily represents securities sold, not yet purchased.

Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended March 31,
(in millions)	2008	2007

Trading assets – debt and equity instruments	$401,796	$345,870
Trading assets – derivative receivables	97,863	58,781

Trading liabilities – debt and equity instruments(a)	$89,701	$95,538
Trading liabilities – derivative payables	81,094	57,465

(a)	Primarily represents securities sold, not yet purchased.
Private equity
Private equity investments are recorded in other assets on the Consolidated Balance Sheets. The following table presents the carrying value and cost of the private equity investment portfolio, held by the Private Equity business within Corporate/Private Equity, for the dates indicated.

	March 31, 2008		December 31, 2007
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$6,605	$6,536	$7,153	$6,231

Private equity includes investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held, are carried on the Consolidated Balance Sheets at fair value. Realized and unrealized gains and losses arising from changes in value are reported in principal transactions revenue in the Consolidated Statements of Income in the period that the gains or losses occur. For a discussion of the valuation of private equity investments, see Note 4 on pages 111–118 of JPMorgan Chase’s 2007 Annual Report.
NOTE 6 – OTHER NONINTEREST REVENUE
For a discussion of the components of and the accounting policies for the Firm’s other noninterest revenue, see Note 7 on page 123 of JPMorgan Chase’s 2007 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2008	2007

Underwriting:
Equity	$359	$393
Debt	370	868

Total underwriting	729	1,261
Advisory	487	478

Total	$1,216	$1,739

NOTE 7 – INTEREST INCOME AND INTEREST EXPENSE
Details of interest income and interest expense were as follows.

	Three months ended March 31,
(in millions)	2008	2007

Interest income(a)
Loans	$9,285	$8,691
Securities	1,179	1,298
Trading assets	4,539	3,737
Federal funds sold and securities purchased under resale agreements	1,455	1,655
Securities borrowed	738	1,053
Deposits with banks	336	186

Total interest income	17,532	16,620
Interest expense(a)
Interest-bearing deposits	4,608	4,995
Short-term and other liabilities	3,231	3,964
Long-term debt	1,902	1,408
Beneficial interests issued by consolidated VIEs	132	151

Total interest expense	9,873	10,518

Net interest income	7,659	6,102
Provision for credit losses	4,424	1,008

Net interest income after provision for credit losses	$3,235	$5,094

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

NOTE 8 – PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 on pages 124–130 of JPMorgan Chase’s 2007 Annual Report.
The following table presents the components of net periodic benefit cost reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended March 31, (in millions)	2008	2007	2008	2007	2008	2007

Components of net periodic benefit cost
Benefits earned during the year	$64	$63	$7	$9	$2	$1
Interest cost on benefit obligations	122	117	38	36	19	21
Expected return on plan assets	(180)	(178)	(41)	(38)	(25)	(23)
Amortization:
Net loss	—	—	7	13	—	8
Prior service cost (credit)	1	1	—	—	(4)	(4)

Net periodic benefit cost	7	3	11	20	(8)	3
Other defined benefit pension plans(a)	3	1	4	16	NA	NA

Total defined benefit plans	10	4	15	36	(8)	3
Total defined contribution plans	66	63	80	53	NA	NA

Total pension and OPEB cost included in Compensation expense	$76	$67	$95	$89	$(8)	$3

(a)	Includes various defined benefit pension plans, which are individually immaterial.
The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and material non-U.S. defined benefit pension plans was $10.6 billion and $2.8 billion, respectively, as of March 31, 2008, and $11.4 billion and $2.9 billion, respectively, as of December 31, 2007.

The amount of 2008 potential contributions for the U.S. qualified defined benefit pension plan, if any, is not reasonably estimable at this time. The amount of 2008 potential contributions for U.S. non-qualified defined benefit pension plans is $39 million. The amount of 2008 potential contributions for non-U.S. defined benefit pension plans is $33 million and for OPEB plans is $3 million.
NOTE 9 – EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based compensation, see Note 10 on pages 131–133 of JPMorgan Chase’s 2007 Annual Report.
The Firm recognized noncash compensation expense related to its various employee stock-based incentives of $660 million and $511 million for the quarters ended March 31, 2008 and 2007, respectively, in its Consolidated Statements of Income. These amounts included an accrual for the estimated cost of stock awards to be granted to full career eligible employees of $134 million and $130 million for the quarters ended March 31, 2008 and 2007, respectively.
In the first quarter of 2008, the Firm granted 64 million restricted stock units (RSUs) with a grant date fair value of $39.83 per RSU in connection with its annual incentive grant.
NOTE 10 – SECURITIES
For a discussion of accounting policies relating to securities, see Note 12 on pages 134-136 of JPMorgan Chase’s 2007 Annual Report. The following table presents realized gains and losses from available-for-sale (“AFS”) securities.

	Three months ended March 31,
(in millions)	2008	2007

Realized gains	$137	$32
Realized losses(a)	(104)	(30)

Net realized securities gains (losses)(b)	$33	$2

(a)	Includes $16 million of losses in the first quarter of 2008 due to the permanent impairment of certain mortgage-backed securities held by the Asset Management business.
(b)	Proceeds from securities sold were within approximately 2% of amortized cost for the three months ended March 31, 2008 and 2007.
The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated.

	March 31, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$331	$—	$—	$331	$2,470	$14	$2	$2,482
Mortgage-backed securities	312	1	1	312	8	1	—	9
Agency obligations	73	12	—	85	73	9	—	82
U.S. government-sponsored enterprise obligations	74,549	1,153	57	75,645	62,511	643	55	63,099
Obligations of state and political subdivisions	440	1	3	438	92	1	2	91
Debt securities issued by non-U.S. governments	5,842	26	16	5,852	6,804	18	28	6,794
Corporate debt securities	1,589	1	2	1,588	1,927	1	4	1,924
Equity securities	4,069	44	6	4,107	4,124	55	1	4,178
Other(a)	13,679	50	482	13,247	6,779	48	80	6,747

Total available-for-sale securities	$100,884	$1,288	$567	$101,605	$84,788	$790	$172	$85,406

Held-to-maturity securities(b)	$42	$1	$—	$43	$44	$1	$—	$45

(a)	Primarily includes privately issued mortgage-backed securities, asset-backed securities and negotiable certificates of deposit.
(b)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored entities.

The majority of the gross unrealized losses on AFS securities at March 31, 2008, have existed for a period less than 12 months. The impairment of AFS securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of a security; where applicable under EITF Issue 99-20, the Firm’s current estimate of the cash flows over the life of the security; and the Firm’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Based on the Firm’s evaluation of these factors and other objective evidence, the Firm believes that the securities are not other than temporarily impaired as of March 31, 2008.
Included in the $567 million of gross unrealized losses on AFS securities at March 31, 2008, was $17 million of unrealized losses that have existed for a period of 12 months or longer. These securities are predominately rated AAA and the unrealized losses are primarily due to overall increases in market interest rates and not concerns regarding the underlying credit of the issuers. The majority of the securities with unrealized losses existing for a period of 12 months or longer are obligations of foreign governments that are members of the Organization for Economic Cooperation and Development (“OECD”) and have a fair value at March 31, 2008, that is within 2% of their amortized cost basis.
NOTE 11 – SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 13 on page 136 of JPMorgan Chase’s 2007 Annual Report.
Resale agreements and repurchase agreements are generally treated as collateralized financing transactions carried on the Consolidated Balance Sheets at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. On January 1, 2007, pursuant to the adoption of SFAS 159, the Firm elected fair value measurement for certain resale and repurchase agreements. For a further discussion of SFAS 159, see Note 4 on pages 80–81 of this Form 10-Q. These agreements continue to be reported within securities purchased under resale agreements and securities sold under repurchase agreements on the Consolidated Balance Sheets. Generally for agreements carried at fair value, current period interest accruals are recorded within interest income and interest expense with changes in fair value reported in principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133, all changes in fair value, including any interest elements, are reported in principal transactions revenue. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis in accordance with FIN 41.
The following table details the components of securities financing activities at each of the dates indicated.

(in millions)	March 31, 2008	December 31, 2007

Securities purchased under resale agreements(a)	$201,831	$169,305
Securities borrowed	81,014	84,184

Securities sold under repurchase agreements(b)	$149,292	$126,098
Securities loaned	19,514	10,922

(a)	Includes resale agreements of $19.7 billion and $19.1 billion accounted for at fair value at March 31, 2008, and December 31, 2007, respectively.
(b)	Includes repurchase agreements of $4.9 billion and $5.8 billion accounted for at fair value at March 31, 2008, and December 31, 2007, respectively.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets.
At March 31, 2008, the Firm had received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $413.4 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $381.3 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
NOTE 12 – LOANS
The accounting for a loan may differ based upon the type of loan and/or its use in an investing or trading strategy. The measurement framework for loans in the consolidated financial statements is one of the following:
•	At the principal amount outstanding, net of the allowance for loans losses, unearned income and any net deferred loan fees for loans held-for-investment;

•	At the lower of cost or fair value, with valuation changes recorded in noninterest revenue for loans that are classified as held-for-sale; or

•	At fair value, with changes in fair value recorded in noninterest revenue for loans classified as trading assets or risk managed on a fair value basis.
For a detailed discussion of accounting policies relating to loans, see Note 14 on pages 137–138 of JPMorgan Chase’s 2007 Annual Report. See Note 4 on pages 80–81 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under SFAS 159. See Note 5 on pages 81–83 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.
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
Loans within the held-for-sale portfolio that management decides to retain are transferred to the held-for-investment portfolio at fair value. The allowance for loan losses is based on the Firm’s allowance methodology. For a further discussion of the methodologies used in establishing the Firm’s allowance for loans losses, see Note 15 on page 138 of JPMorgan Chase’s 2007 Annual Report.
The composition of the loan portfolio at each of the dates indicated was as follows.

	March 31,	December 31,
(in millions)	2008	2007

U.S. wholesale loans:
Commercial and industrial	$97,608	$97,347
Real estate	13,647	13,388
Financial institutions	23,810	14,760
Lease financing	2,268	2,353
Other	4,589	5,405

Total U.S. wholesale loans	141,922	133,253

Non-U.S. wholesale loans:
Commercial and industrial	62,384	59,153
Real estate	1,747	2,110
Financial institutions	23,922	17,225
Lease financing	1,154	1,198
Other	168	137

Total non-U.S. wholesale loans	89,375	79,823

Total wholesale loans:(a)
Commercial and industrial	159,992	156,500
Real estate(b)	15,394	15,498
Financial institutions	47,732	31,985
Lease financing	3,422	3,551
Other	4,757	5,542

Total wholesale loans	231,297	213,076

Total consumer loans:(c)
Home equity	94,968	94,832
Mortgage	60,855	56,031
Auto loans and leases	44,714	42,350
Credit card(d)	75,888	84,352
Other	29,334	28,733

Total consumer loans	305,759	306,298

Total loans(e)	$537,056	$519,374

Memo:
Loans held-for-sale	$15,034	$18,899
Loans at fair value	9,777	8,739

Total loans held-for-sale and loans at fair value	$24,811	$27,638

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.
(b)
Represents credits extended for real estate–related purposes to borrowers who are primarily in the real estate development or investment businesses and for which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services, Card Services and the Corporate/Private Equity segment.
(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(e)
Loans (other than those to which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $811 million and $1.0 billion at March 31, 2008, and December 31, 2007, respectively.

The following table reflects information about the Firm’s loan sales.

	Three months ended March 31,
(in millions)	2008	2007

Net gains (losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$(617)	$218

(a)	Excludes sales related to loans accounted for at fair value.
Impaired loans
JPMorgan Chase accounts for and discloses nonaccrual loans as impaired loans. The following are excluded from impaired loans: small-balance, homogeneous consumer loans; loans carried at fair value or the lower of cost or fair value; debt securities; and leases.
The table below sets forth information about JPMorgan Chase’s impaired loans. The Firm primarily uses the discounted cash flow method when estimating the allowance for impaired loans.

	March 31,	December 31,
(in millions)	2008	2007

Impaired loans with an allowance	$1,022	$782
Impaired loans without an allowance(a)	18	28

Total impaired loans	$1,040	$810
Allowance for impaired loans under SFAS 114(b)	254	224

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(b)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s allowance for loan losses.

	Three months ended March 31,
(in millions)	2008	2007

Average balance of impaired loans during the period	$955	$615
Interest income recognized on impaired loans during the period	—	—

Excluded from the table above are $383 million of mortgage and home equity loans which were modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. The impact of these modifications was not material to the Firm’s consolidated results.
NOTE 13 – ALLOWANCE FOR CREDIT LOSSES
For a further discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 138–139 of JPMorgan Chase’s 2007 Annual Report. The table below summarizes the changes in the allowance for loan losses.

	Three months ended March 31,
(in millions)	2008	2007

Allowance for loan losses at January 1	$9,234	$7,279
Cumulative effect of changes in accounting principles(a)	—	(56)

Allowance for loan losses at January 1, adjusted	9,234	7,223
Gross charge-offs	(2,154)	(1,105)
Gross recoveries	248	202

Net charge-offs	(1,906)	(903)
Provision for loan losses	4,419	979
Other	(1)	1

Allowance for loan losses at March 31	$11,746	$7,300

Components:
Asset-specific(b)	$221	$124
Formula-based(b)	11,525	7,176

Total allowance for loan losses	$11,746	$7,300

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 80–81 of this Form 10-Q.
(b)	Prior periods have been revised to reflect the current presentation.

The table below summarizes the changes in the allowance for lending-related commitments.

	Three months ended March 31,
(in millions)	2008	2007

Allowance for lending-related commitments at January 1	$850	$524
Provision for lending-related commitments	5	29

Allowance for lending-related commitments at March 31	$855	$553

Components:
Asset-specific	$23	$40
Formula-based	832	513

Total allowance for lending-related commitments	$855	$553

NOTE 14 – LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to loan securitizations, see Note 16 on pages 139–145 of JPMorgan Chase’s 2007 Annual Report. JPMorgan Chase securitizes and sells a variety of its consumer and wholesale loans, including warehouse loans that are classified in trading assets. Consumer activities include securitizations of residential real estate, credit card, automobile and education loans that are originated or purchased by Retail Financial Services (“RFS”) and Card Services (“CS”). Wholesale activities include securitizations of purchased residential real estate loans and commercial loans (primarily real estate–related) originated by the IB.
JPMorgan Chase–sponsored securitizations utilize special purpose entities (“SPEs”) as part of the securitization process. These SPEs are structured to meet the definition of a qualifying special purpose entity (“QSPE”) (for a further discussion, see Note 1 on page 108 of JPMorgan Chase’s 2007 Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated Balance Sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. The primary purpose of these vehicles is to meet investor needs and to generate liquidity for the Firm through the sale of loans to the QSPEs. Assets held by JPMorgan Chase-sponsored securitization-related QSPEs as of March 31, 2008, and December 31, 2007, were as follows.

(in billions)	March 31, 2008	December 31, 2007

Consumer activities
Credit card	$97.5	$92.7
Auto	1.8	2.3
Residential mortgage:
Prime(a)	44.3	45.4
Subprime	2.8	3.1
Education loans	1.1	1.1
Wholesale activities
Residential mortgage:
Prime(a)	31.8	32.9
Subprime	19.5	20.6
Commercial and other(b)(c)	108.8	109.6

Total	$307.6	$307.7

(a)	Includes Alt-A loans.
(b)	Cosponsored securitizations include non-JPMorgan Chase originated assets.
(c)	Commercial and other consists of commercial loans (primarily real estate) and non-mortgage consumer receivables purchased from third parties.

The following tables summarize new securitization transactions that were completed during the three months ended March 31, 2008 and 2007; the resulting gains arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests (if any) other than residential MSRs (for a discussion of residential MSRs, see Note 16 on pages 98–101 of this Form 10-Q) as of the dates of such sales.

	Three months ended March 31, 2008
	Consumer activities					Wholesale activities
(in millions, except rates and where			Residential mortgage		Education	Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)	Subprime(e)	loans	Prime(b)	Subprime	and other

Principal securitized	$4,545	$—	$—	$—	$—	$—	$—	$—
Pretax gains	39	—	—	—	—	—	—	—
Cash flow information:
Proceeds from securitizations	$4,545	$—	$—	$—	$—	$—	$—	$—
Servicing fees collected	14	—	—	—	—	—	—	—
Other cash flows received	78	—	—	—	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	37,467	—	—	—	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	18.9%
	PPR

Weighted-average life (in years)	0.4
Expected credit losses	4.2%
Discount rate	12.0%

	Three months ended March 31, 2007
	Consumer activities						Wholesale activities
(in millions, except rates and where			Residential mortgage			Education	Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)		Subprime(e)	loans	Prime(b)	Subprime	and other

Principal securitized	$5,770	$—	$10,437		$2,594	$—	$3,195	$—	$4,755
Pretax gains	47	—	15	(c)	23	—	7 (c)	—	—
Cash flow information:
Proceeds from securitizations	$5,770	$—	$10,320		$2,631	$—	$3,142	$—	$4,884
Servicing fees collected	17	—	4		1	—	—	—	1
Other cash flows received	79	—	—		—	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	36,911	—	—		—	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	20.4%		18.2-24.2%				24.5-37.2%	29.6-37.8%	0.0-8.0%
	PPR		CPR				CPR	CPR	CPR

Weighted-average life (in years)	0.4		3.2-4.0				1.3-5.2	2.5	1.3-10.2
Expected credit losses	3.8%		—	%(d)			0.6-0.8%	1.1-1.6%	0.0-1.0	%(d)
Discount rate	12.0%		5.8-13.4%				6.3-20.0%	15.6-16.2%	10.0-14.0%

(a)	PPR: principal payment rate; CPR: constant prepayment rate.
(b)	Includes Alt-A loans.
(c)
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

In addition to the amounts reported for securitization activity on the previous page, the Firm sold residential mortgage loans totaling $29.7 billion and $17.1 billion during the first three months of 2008 and 2007, respectively, primarily for securitization by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”); these sales resulted in pretax gains/(losses) of $(10) million and $84 million, respectively.
Retained servicing
JPMorgan Chase retains servicing responsibilities for all originated and for certain purchased residential mortgage, credit card, education and automobile loan securitizations and for certain commercial activity securitizations it sponsors, and receives servicing fees based upon the securitized loan balance plus certain ancillary fees. The Firm also retains the right to service the residential mortgage loans it sells to GNMA, FNMA and Freddie Mac. For a discussion of mortgage servicing rights, see Note 16 on pages 98–101 of this Form 10-Q.

The Firm provides mortgage servicing on a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans such as FNMA or Freddie Mac or with a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Firm’s mortgage loan securitizations are primarily nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the securities issued by the trust. As of March 31, 2008, and December 31, 2007, the amount of recourse obligations totaled $545 million and $557 million, respectively.
Retained securitization interests
At March 31, 2008, and December 31, 2007, the Firm had, with respect to its credit card master trusts, $18.5 billion and $18.6 billion, respectively, related to undivided interests, and $2.9 billion and $2.7 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 21% for the three months ended March 31, 2008, and 19% for the year ended December 31, 2007.
The Firm also maintains escrow accounts up to predetermined limits for some credit card, automobile and education securitizations to cover the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in other assets and, as of March 31, 2008, amounted to $80 million, $9 million and $3 million for credit card, automobile and education securitizations, respectively; as of December 31, 2007, these amounts were $97 million, $21 million and $3 million for credit card, automobile and education securitizations, respectively.
The following table summarizes other retained securitization interests, which are primarily subordinated or residual interests, and are carried at fair value on the Firm’s Consolidated Balance Sheets.

(in millions)	March 31, 2008	December 31, 2007

Consumer activities
Credit card(a)(b)	$942	$887
Auto(a)	73	85
Residential mortgage(a):
Prime(c)	116	128
Subprime	90	93
Education loans	56	55
Wholesale activities(d)(e)
Residential mortgage:
Prime(c)	223	253
Subprime	283	294
Commercial and other	29	42

Total(f)	$1,812	$1,837

(a)
Pretax unrealized gains (losses) recorded in stockholders’ equity that relate to retained securitization interests on consumer activities totaled $(37) million and $(14) million for credit card; $4 million and $3 million for automobile and $44 million and $44 million for residential mortgages at March 31, 2008, and December 31, 2007, respectively.

(b)
The credit card retained interest amount noted above includes subordinated securities retained by the Firm totaling $260 million and $284 million at March 31, 2008, and December 31, 2007, respectively, that are classified as AFS securities. The securities are valued using quoted market prices and therefore are not included in the key economic assumptions and sensitivities table that follows.

(c)	Includes Alt-A loans.
(d)
In addition to these wholesale retained interests, the Firm also retained subordinated securities totaling $19 million at March 31, 2008, and $22 million at December 31, 2007, predominantly from resecuritizations activities that are classified as trading assets. These securities are valued using quoted market prices and therefore are not included in the key assumptions and sensitivities table that follows.

(e)	Some consumer activities securitization interests are retained by the Investment Bank and reported under wholesale activities.
(f)
In addition to the retained interests described above, the Firm also held investment-grade interests of $7.2 billion and $9.7 billion at March 31, 2008, and December 31, 2007, respectively, that the Firm expects to sell to investors in the normal course of its underwriting activity or that are purchased in connection with secondary market-making activities.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s retained interests other than residential MSRs (for a discussion of residential MSRs, see Note 16 on pages 98–101 of this Form 10-Q) in its securitizations at March 31, 2008, and December 31, 2007, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

	Consumer activities								Wholesale activities
March 31, 2008
(in millions, except rates and			Residential mortgage				Education		Residential mortgage		Commercial
where otherwise noted)	Credit card	Auto	Prime(b)		Subprime		loans		Prime(b)	Subprime	and other

Weighted-average life (in years)	0.4-0.5	0.9	4.0		1.3		8.1		0.6-9.5	3.3-6.0	0.1-8.8

Prepayment rate(a)	15.6-20.0%	1.4%	22.5%		35.5%		1.0-8.0%		4.1-25.3%	19.0-29.3%	0.0-50.0	%(e)
	PPR	ABS	CPR		CPR		CPR		CPR	CPR	CPR
Impact of 10% adverse change	$(67)	$(1)	(9)		—		$(1)		(9)	(15)	$(1)
Impact of 20% adverse change	(134)	(1)	(14)		(1)		(2)		(18)	(29)	(2)

Loss assumption	3.6-4.7%	0.6%	—	%(c)	0.7%		—	%(c)	0.8-6.2%	3.1%	0.0-1.3	%(f)
Impact of 10% adverse change	$(112)	$(1)	$—		$(2)		$—		$(27)	$(40)	$(1)
Impact of 20% adverse change	(224)	(3)	—		(4)		—		(50)	(101)	(2)
Discount rate	13.0%	5.0%	8.7%		15.0-30.0	%(d)	9.0%		7.3-78.0%	17.5-20.9%	0.8-18.0%
Impact of 10% adverse change	$(2)	$—	$(7)		$(3)		$(2)		$(12)	$(9)	$—
Impact of 20% adverse change	(4)	—	(13)		(6)		(5)		(23)	(18)	(1)

	Consumer activities								Wholesale activities
December 31, 2007
(in millions, except rates and			Residential mortgage				Education		Residential mortgage		Commercial
where otherwise noted)	Credit card	Auto	Prime(b)		Subprime		loans		Prime(b)	Subprime	and other

Weighted-average life (in years)	0.4-0.5	0.9	3.7		1.8		8.8		2.9-4.9	3.3	0.3-11.0

Prepayment rate(a)	15.6-18.9%	1.4%	21.1%		26.2%		1.0-8.0%		19.0-25.3%	25.6%	0.0-50.0	%(e)
	PPR	ABS	CPR		CPR		CPR		CPR	CPR	CPR
Impact of 10% adverse change	$(59)	$(1)	(8)		(1)		$(1)		(6)	(29)	$(1)
Impact of 20% adverse change	(118)	(1)	(13)		(1)		(2)		(12)	(53)	(2)

Loss assumption	3.3-4.6%	0.6%	—	%(c)	1.0%		—	%(c)	0.6-3.0%	4.1%	0.0-0.9	%(f)
Impact of 10% adverse change	$(117)	$(2)	$—		$(2)		$—		$(13)	$(66)	$(1)
Impact of 20% adverse change	(234)	(3)	—		(5)		—		(25)	(115)	(1)
Discount rate	12.0%	6.8%	12.2%		15.0-30.0	%(d)	9.0%		11.0-23.9%	19.3%	1.0-18.0%
Impact of 10% adverse change	$(2)	$—	$(5)		$(2)		$(3)		$(13)	$(14)	$—
Impact of 20% adverse change	(4)	(1)	(10)		(4)		(5)		(26)	(27)	(1)

(a)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: constant prepayment rate.
(b)	Includes Alt-A loans.
(c)	Expected credit losses are minimal and are incorporated into other assumptions, as the retained interest relates to high credit quality senior securities or the underlying loans are guaranteed.
(d)	Residual interests from subprime mortgage net interest margin (“NIM”) securitizations are valued using a 30% discount rate.
(e)	Prepayment risk on certain wholesale retained interests for commercial and other are minimal and are incorporated into other assumptions.
(f)	Credit losses are minimal and incorporated into other assumptions.
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

The table below presents information about delinquencies, net charge-offs (recoveries) and components of reported and securitized financial assets at March 31, 2008, and December 31, 2007.

					Nonaccrual and 90 days				Net loan charge-offs
	Total loans				or more past due(e)				(recoveries)
									Three months ended March 31,
(in millions)	March 31, 2008		Dec. 31, 2007		March 31, 2008		Dec. 31, 2007		2008	2007

Home equity	$94,968		$94,832		$948		$810		$447	$68
Mortgage	60,855		56,031		2,537		1,798		199	23
Auto loans and leases	44,714		42,350		94		116		118	59
Credit card	75,888		84,352		1,572		1,554		989	721
All other loans	29,334		28,733		335		341		61	38

Total consumer loans	305,759		306,298		5,486	(f)	4,619	(f)	1,814	909
Total wholesale loans	231,297		213,076		859		589		92	(6)

Total loans reported	537,056		519,374		6,345		5,208		1,906	903

Securitized consumer loans:
Residential mortgage
Prime(a)	9,292		9,510		103		64		—	—
Subprime	2,587		2,823		137		146		13	14
Automobile	1,755		2,276		5		6		3	4
Credit card	75,062		72,701		1,214		1,050		681	593
Other loans	1,122		1,141		—		—		—	—

Total consumer loans securitized	89,818		88,451		1,459		1,266		697	611

Securitized wholesale activities
Residential mortgage
Prime(a)	16,224		16,839		1,246		846		9	—
Subprime	18,567		19,638		3,821		3,027		242	27
Commercial and other	3,397		3,419		—		—		2	6

Total securitized wholesale activities	38,188		39,896		5,067		3,873		253	33

Total loans securitized(b)	128,006		128,347		6,526		5,139		950	644

Total loans reported and securitized(c)	$665,062	(d)	$647,721	(d)	$12,871		$10,347		$2,856	$1,547

(a)	Includes Alt-A loans.
(b)
Total assets held in securitization-related SPEs were $307.6 billion and $307.7 billion at March 31, 2008, and December 31, 2007, respectively. The $128.0 billion and $128.3 billion of loans securitized at March 31, 2008, and December 31, 2007, respectively, excludes: $156.9 billion and $159.3 billion of securitized loans, respectively, in which the Firm’s only continuing involvement is the servicing of the assets; $18.5 billion and $18.6 billion of seller’s interests in credit card master trusts, respectively; and $4.2 billion and $1.5 billion of escrow accounts and other assets, respectively.

(c)	Represents both loans on the Consolidated Balance Sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(d)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.
(e)	Includes nonperforming loans held-for-sale and loans at fair value of $70 million and $50 million at March 31, 2008, and December 31, 2007, respectively.
(f)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.8 billion and $1.5 billion at March 31, 2008, and December 31, 2007, respectively, and (ii) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $252 million and $279 million at March 31, 2008, and December 31, 2007, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

Subprime adjustable-rate mortgage loan modifications
In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (“the Framework”). For a further discussion of the ASF Framework, see Note 16 on page 145 of JPMorgan Chase’s 2007 Annual Report.
JPMorgan Chase has adopted the loss mitigation approaches under the Framework for securitized subprime mortgage loans that meet the specific Segment 2 screening criteria, and began modifying Segment 2 loans during the quarter ended March 31, 2008. The adoption of the Framework does not affect the off-balance sheet accounting treatment of JPMorgan Chase-sponsored QSPEs that hold Segment 2 subprime loans.

The total amount of assets owned by Firm-sponsored QSPEs that hold ASF Framework Loans (including those loans that are not serviced by the Firm) as of March 31, 2008, and December 31, 2007, were $19.0 billion and $20.0 billion, respectively. Of these amounts, $9.0 billion and $9.7 billion, respectively, related to ASF Framework Loans serviced by the Firm. Approximately 15%, 10% and 75% at March 31, 2008, compared with 20%, 10% and 70% at December 31, 2007, of the ASF Framework Loans the Firm services that are owned by Firm-sponsored QSPEs fell within Segments 1, 2 and 3, respectively. This estimate could change substantially as a result of unanticipated changes in housing values, economic conditions, borrower/investor behavior and other factors. Included within the assets owned by the Firm-sponsored QSPEs was repossessed real estate owned, for which JPMorgan Chase is the servicer, in the amount of $800 million and $637 million at March 31, 2008, and December 31, 2007, respectively. The growth in real estate owned in the first quarter of 2008 is attributable to increased foreclosures resulting from current market conditions in the housing market.
The total principal amount of beneficial interests issued by Firm-sponsored securitizations that hold ASF Framework Loans as of March 31, 2008, and December 31, 2007, were as follows.

(in millions)	March 31, 2008	December 31, 2007

Third-party	$18,707	$19,636
Retained interest	301	412

Total	$19,008	$20,048

For those ASF Framework Loans serviced by the Firm and owned by Firm-sponsored QSPEs, the Firm modified $187 million of Segment 2 subprime mortgages during the quarter ended March 31, 2008. For Segment 3 loans, an appropriate loss mitigation approach that is intended to maximize the recoveries to the securitization trust is chosen without employing the fast track modifications prescribed for Segment 2 subprime mortgages. The loss mitigation approach chosen by JPMorgan Chase is consistent with the applicable servicing agreements, and could include rate reductions, principal forgiveness, forbearance, short sales, short payoff, or foreclosure. During the quarter ended March 31, 2008, $41 million of Segment 3 loans were modified through the Firm’s loss mitigation activities, and $33 million were prepaid by borrowers. The impact of loss mitigation efforts on the fair value of the Firm’s retained interests in ASF Framework loans was not material at March 31, 2008.
NOTE 15 – VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 108 and Note 17 on page 146 of JPMorgan Chase’s 2007 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities and the Firm’s principal involvement with variable interest entities (“VIEs”).
Multi-seller conduits
The following table summarizes the Firm’s involvement with nonconsolidated Firm-administered, multi-seller conduits. There were no consolidated Firm-administered, multi-seller conduits as of March 31, 2008, and December 31, 2007.

(in billions)	March 31, 2008	December 31, 2007

Total assets held by conduits	$54.2	$61.2
Total commercial paper issued by conduits	54.5	62.6
Liquidity and credit enhancements
Deal-specific liquidity facilities (Asset purchase agreements)	81.4	87.3
Program-wide liquidity facilities	13.2	13.2
Program-wide limited credit enhancements	2.2	2.5
Maximum exposure to loss(a)	83.1	88.9

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $54.2 billion and $61.2 billion at March 31, 2008, and December 31, 2007, respectively, plus contractual but undrawn commitments of $28.9 billion and $27.7 billion at March 31, 2008, and December 31, 2007, respectively. Since the Firm provides credit enhancement and liquidity to Firm-administered, multi-seller conduits, the maximum exposure is not adjusted to exclude exposure that would be absorbed by third-party liquidity providers.

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
The following table presents information on the commitments and assets held by JPMorgan Chase’s administered multi-seller conduits as of March 31, 2008, and December 31, 2007.
Summary of exposure to Firm-administered, nonconsolidated multi-seller conduits

	March 31, 2008				December 31, 2007
			Liquidity				Liquidity
			provided				provided
	Unfunded	Funded	by third	Total	Unfunded	Funded	by third	Total
(in billions)	commitments(a)	assets	parties	exposure	commitments(a)	assets	parties	exposure

Asset types:
Credit card	$3.5	$11.7	$(0.2)	$15.0	$3.3	$14.2	$—	$17.5
Automobile	4.2	9.9	—	14.1	4.5	10.2	—	14.7
Trade receivables	5.7	6.9	—	12.6	6.0	6.6	—	12.6
Education loans	3.0	6.6	—	9.6	0.8	9.2	—	10.0
Commercial	2.6	5.6	(0.5)	7.7	2.7	5.5	(0.4)	7.8
Residential mortgage	4.3	1.6	—	5.9	4.6	3.1	—	7.7
Capital commitments	2.1	5.1	(0.6)	6.6	2.0	5.1	(0.6)	6.5
Other	3.5	6.8	(0.4)	9.9	3.8	7.3	(0.6)	10.5

Total	$28.9	$54.2	$(1.7)	$81.4	$27.7	$61.2	$(1.6)	$87.3

	Ratings profile of VIE assets(b)
	Investment-grade				Noninvestment-grade		Wt. avg.
March 31, 2008				BBB to		Funded	expected life
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	assets	(years)(c)

Asset types:
Credit card	$4.5	$6.5	$0.6	$0.1	$—	$11.7	1.5
Automobile	1.8	6.5	1.4	0.1	0.1	9.9	2.2
Trade receivables	—	5.1	1.7	0.1	—	6.9	1.3
Education loans	5.3	1.1	—	0.1	0.1	6.6	1.0
Commercial	0.9	3.8	0.7	0.2	—	5.6	2.5
Residential mortgage	0.5	0.2	—	0.9	—	1.6	0.9
Capital commitments	—	5.1	—	—	—	5.1	3.1
Other	1.8	4.4	0.4	0.2	—	6.8	2.1

Total	$14.8	$32.7	$4.8	$1.7	$0.2	$54.2	1.8

	Ratings profile of VIE assets(b)
	Investment-grade				Noninvestment-grade		Wt. avg.
December 31, 2007				BBB to		Funded	expected life
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	assets	(years)(c)

Asset types:
Credit card	$4.2	$9.4	$0.6	$—	$—	$14.2	1.5
Automobile	1.8	6.9	1.4	—	0.1	10.2	2.3
Trade receivables	—	4.7	1.7	0.2	—	6.6	1.3
Education loans	1.0	8.1	0.1	—	—	9.2	0.5
Commercial	0.5	4.2	0.7	0.1	—	5.5	2.6
Residential mortgage	1.5	0.8	0.8	—	—	3.1	1.5
Capital commitments	—	5.1	—	—	—	5.1	3.4
Other	2.0	4.6	0.4	0.2	0.1	7.3	2.0

Total	$11.0	$43.8	$5.7	$0.5	$0.2	$61.2	1.8

(a)	Unfunded commitments held by the conduits represent asset purchase agreements between the conduits and the Firm.
(b)	The ratings scale is presented on an S&P equivalent basis.
(c)
Weighted average expected life for each asset type is based upon the remainder of each conduit transaction’s committed liquidity plus the expected weighted average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market.

The assets held by the multi-seller conduits are structured so that if they were rated, the Firm believes the majority of them would receive an “A” rating or better by external rating agencies. However, it is unusual for the assets held by the conduits to be explicitly rated by an external rating agency. Instead, the Firm’s Credit Risk group assigns each asset purchase liquidity facility an internal risk-rating based on its assessment of the probability of default for the transaction.

The ratings provided in the above table reflect the S&P-equivalent ratings of the internal rating grades assigned by the Firm.
The risk ratings are periodically reassessed as information becomes available. As of March 31, 2008, 97% of the assets in the conduits were risk rated “A-” or better.
Commercial paper issued by the multi-seller conduits
The weighted average life of commercial paper issued and held by the multi-seller conduits was 28 days at March 31, 2008, compared with 21 days at December 31, 2007, and the average yield on the commercial paper held was 3.0% at March 31, 2008, compared with 5.7% at December 31, 2007.
In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including paper issued by the Firm-administered conduits. The percentage of commercial paper purchased by the Firm across all Firm-administered conduits during the quarter ended March 31, 2008, ranged from less than 1% to approximately 3% on any given day. The largest daily amount held by the Firm in any one multi-seller conduit during the quarter ended March 31, 2008 was approximately $715 million, or 4.9%, of the conduit’s commercial paper outstanding. Total commercial paper held by the Firm at March 31, 2008, and December 31, 2007, was $94 million and $131 million, respectively. The Firm is not obligated under any agreement (contractual or noncontractual) to purchase the commercial paper issued by JPMorgan Chase-administered conduits.
Consolidated sensitivity analysis on capital
It is possible that the Firm could be required to consolidate a VIE if it were determined that the Firm became the primary beneficiary of the VIE under the provisions of FIN 46R. The factors involved in making the determination of whether or not a VIE should be consolidated are discussed above and in Note 1 on page 108 of JPMorgan Chase’s 2007 Annual Report.
The table below shows the impact on the Firm’s reported assets, liabilities, net income, Tier 1 capital ratio and Tier 1 leverage ratio if the Firm were required to consolidate all of the multi-seller conduits that it administers.

As of or for the quarter ending
March 31, 2008
(in billions, except ratios)	Reported	Pro forma

Assets	$1,642.9	$1,697.0
Liabilities	1,517.2	1,571.8
Net income	2.4	2.0
Tier 1 capital ratio	8.3%	8.3%
Tier 1 leverage ratio	5.9	5.7

The Firm could fund purchases of assets from VIEs should it become necessary.
Investor intermediation
Municipal bond vehicles
Exposure to nonconsolidated municipal bond VIEs at March 31, 2008, and December 31, 2007, including the ratings profile of the VIE’s assets, were as follows.

	March 31, 2008				December 31, 2007
	Fair value of				Fair value
	assets held by	Liquidity	Excess/	Total	of assets	Liquidity	Excess/	Total
(in billions)	VIEs	facilities(d)	(deficit)(e)	exposure	held by VIEs	facilities(d)	(deficit)(e)	exposure

Nonconsolidated Municipal bond vehicles(a)(b)(c)	$11.2	$9.5	$1.7	$9.5	$19.2	$18.1	$1.1	$18.1

	Ratings profile of VIE assets(f)
	Investment-grade				Noninvestment-grade	Fair value of	Wt. avg.
				BBB to		assets held	expected life
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	by VIEs	(years)

Nonconsolidated municipal bond vehicles(a)
March 31, 2008	$7.4	$3.6	$0.2	$—	$—	$11.2	12.9
December 31, 2007	14.6	4.4	0.2	—	—	19.2	10.0

(a)	Excluded $6.6 billion and $6.9 billion at March 31, 2008, and December 31, 2007, respectively, which were consolidated due to the Firm owning the residual interests.

(b)
Certain of the municipal bond vehicles are structured to meet the definition of a QSPE (as discussed in Note 1 on page 108 of JPMorgan Chase’s 2007 Annual Report); accordingly, the assets and liabilities of QSPEs are not reflected in the Firm’s Consolidated Balance Sheets (except for retained interests that are reported at fair value). Excluded nonconsolidated amounts of $5.0 billion and $7.1 billion at March 31, 2008, and December 31, 2007, respectively, related to QSPE municipal bond vehicles in which the Firm owned the residual interests.

(c)
The decline in balances at March 31, 2008, compared with December 31, 2007, was due to third-party residual interest holders exercising their right to terminate the municipal bond vehicles. The proceeds from the sales of municipal bonds were sufficient to repay the putable floating-rate certificates and the Firm did not incur losses as a result of these terminations.

(d)
The Firm may serve as credit enhancement provider in municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds in the form of letters of credit in the amount of $98 million and $103 million at March 31, 2008, and December 31, 2007, respectively.

(e)	Represents the excess (deficit) of municipal bond asset fair value available to repay the liquidity facilities if drawn.
(f)	The ratings scale is presented on an S&P equivalent basis.
At March 31, 2008, and December 31, 2007, respectively, the Firm held $372 million and $617 million of putable floating-rate certificates on its Consolidated Balance Sheets. The largest amount held by the Firm at any time during the first quarter of 2008 was $2.2 billion, or 11%, of the municipal bond vehicles’ outstanding putable floating-rate certificates. During the first quarter of 2008 and full-year 2007, the Firm did not experience a draw on the liquidity facilities.
At March 31, 2008, and December 31, 2007, 98% and 99%, respectively, of the municipal bonds held by vehicles to which the Firm served as liquidity provider were rated “AA-” or better, based on either the rating of the underlying municipal bond itself, or the rating including any credit enhancement. At March 31, 2008, and December 31, 2007, $5.9 billion and $12.0 billion, respectively, of the bonds were insured by monoline bond insurers. During the quarter ended March 31, 2008, the municipal bond vehicles did not experience any bankruptcy or downgrade termination events.
The Firm sometimes invests in the residual interests of municipal bond vehicles. For VIEs in which the Firm owns the residual interests, the Firm consolidates the VIEs. The likelihood that the Firm would have to consolidate VIEs where the Firm does not own the residual interests and that are currently off-balance sheet is remote.
Credit-linked note vehicles
Exposure to nonconsolidated credit-linked note VIEs at March 31, 2008, and December 31, 2007, was as follows.

	March 31, 2008				December 31, 2007
				Par value of				Par value of
	Derivative	Trading	Total	collateral held	Derivative	Trading	Total	collateral
(in billions)	receivables	assets(c)	exposure(d)	by VIEs	receivables	assets(c)	exposure(d)	held by VIEs

Credit linked notes(a)
Static structure	$2.0	$0.7	$2.7	$16.5	$0.8	$0.4	$1.2	$13.5
Managed structure(b)	2.9	0.4	3.3	12.1	4.5	0.9	5.4	12.8

Total	$4.9	$1.1	$6.0	$28.6	$5.3	$1.3	$6.6	$26.3

(a)	Excluded fair value of collateral of $2.2 billion and $2.5 billion at March 31, 2008, and December 31, 2007, respectively, which were consolidated.
(b)
Includes synthetic collateralized debt obligation vehicles, which have similar risk characteristics to managed credit-linked note vehicles. At March 31, 2008, and December 31, 2007, trading assets included $118 million and $291 million, respectively, of transactions with subprime collateral.

(c)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.
(d)	On-balance sheet exposure that includes derivative receivables and trading assets.
Collateralized Debt Obligations vehicles
Exposures to collateralized debt obligation (“CDO”) warehouse VIEs at March 31, 2008, and December 31, 2007 were as follows.

March 31, 2008		Unfunded	Total
(in billions)	Funded loans	commitments(a)	exposure(b)

CDO warehouse VIEs
Consolidated	$1.5	$2.1	$3.6
Nonconsolidated	2.6	2.7	5.3

Total	$4.1	$4.8	$8.9

December 31, 2007		Unfunded	Total
(in billions)	Funded loans	commitments(a)	exposure(b)

CDO warehouse VIEs
Consolidated	$2.4	$1.9	$4.3
Nonconsolidated	2.7	3.4	6.1

Total	$5.1	$5.3	$10.4

	Ratings profile of VIE assets(c)
	Investment-grade				Noninvestment-grade
				BBB to		Total
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	exposure

Nonconsolidated CDO warehouse VIEs
March 31, 2008	$—	$—	$—	$—	$2.6	$2.6
December 31, 2007	—	—	—	—	2.7	2.7

(a)	Typically contingent upon certain asset-quality conditions being met by asset managers.
(b)	The aggregate of the fair value of loan exposure and any unfunded contractually committed financing.
(c)	The ratings scale is based upon JPMorgan Chase’s internal risk ratings and is presented on an S&P equivalent basis.
Once a CDO vehicle closes and issues securities, the Firm has no further obligation to provide support to the vehicle. At the time of closing, the Firm may hold unsold positions that the Firm was not able to place with third-party investors. The amount of unsold positions at March 31, 2008, was insignificant. In addition, the Firm may on occasion hold some of the CDO vehicles’ securities as a secondary market-maker or as a principal investor, or it may be a derivative counterparty to the vehicles. At March 31, 2008, and December 31, 2007, these amounts were not significant.
Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification, on the Consolidated Balance Sheets, as of March 31, 2008, and December 31, 2007.

(in billions)	March 31, 2008	December 31, 2007

Consolidated VIE assets
Securities purchased under resale agreements	$0.1	$0.1
Trading assets(a)	12.4	14.4
Loans	5.7	4.4
Other assets	0.9	0.7

Total consolidated assets	$19.1	$19.6

(a)	Included the fair value of securities and derivative receivables.
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled, “Beneficial interests issued by consolidated variable interest entities” on the Consolidated Balance Sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. See Note 21 on page 159 of JPMorgan Chase’s 2007 Annual Report for the maturity profile of FIN 46 long-term beneficial interests.
NOTE 16 – GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 18 on pages 154–157 of JPMorgan Chase’s 2007 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	March 31, 2008	December 31, 2007

Goodwill	$45,695	$45,270
Mortgage servicing rights	8,419	8,632
Purchased credit card relationships	2,140	2,303

All other intangibles:
Other credit card–related intangibles	$330	$346
Core deposit intangibles	1,947	2,067
Other intangibles	1,538	1,383

Total all other intangible assets	$3,815	$3,796

Goodwill
The $425 million increase in goodwill from 2007 largely resulted from the purchase of an additional equity interest in Highbridge. For additional information, see Note 2 on page 74 of this Form 10-Q.
Goodwill was not impaired at March 31, 2008, or December 31, 2007, nor was any goodwill written off due to impairment during either the three months ended March 31, 2008, or March 31, 2007.
Goodwill attributed to the business segments was as follows.

(in millions)	March 31, 2008	December 31, 2007

Investment Bank	$3,576	$3,578
Retail Financial Services	16,842	16,848
Card Services	12,805	12,810
Commercial Banking	2,872	2,873
Treasury & Securities Services	1,661	1,660
Asset Management	7,562	7,124
Corporate/Private Equity	377	377

Total goodwill	$45,695	$45,270

Mortgage servicing rights
For a further description of the MSR asset, interest rate risk management, and valuation methodology of MSRs, see Notes 4 and 18 on pages 113 and 154–157 of JPMorgan Chase’s 2007 Annual Report, respectively. The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. JPMorgan Chase uses a combination of derivatives and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage–backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed-rate interest payments) increase in value when interest rates decline.
The following table summarizes MSR activity for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
(in millions)	2008	2007

Fair value at January 1	$8,632	$7,546
Originations of MSRs	737	564
Purchases of MSRs	107	97

Total additions	844	661

Change in valuation due to inputs and assumptions(a)	(632)	108
Other changes in fair value(b)	(425)	(378)

Total change in fair value	(1,057)	(270)

Fair value at March 31	$8,419	$7,937

Change in unrealized gains (losses) included in income related to MSRs held at March 31	$(632)	$108

Contractual service fees, late fees and other ancillary fees included in mortgage fees and related income	$628	$556

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

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2008, and December 31, 2007, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

(in millions, except rates and where otherwise noted)	March 31, 2008	December 31, 2007

Weighted-average prepayment speed assumption (CPR)	12.59%	12.49%
Impact on fair value of 10% adverse change	$(576)	$(481)
Impact on fair value of 20% adverse change	(1,118)	(926)

Weighted-average discount rate	9.70%	10.53%
Impact on fair value of 10% adverse change	$(347)	$(345)
Impact on fair value of 20% adverse change	(667)	(664)

Third-party mortgage loans serviced (in billions)	$627.1	$614.7

CPR: Constant prepayment rate
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
Purchased credit card relationships and all other intangible assets
For the quarter ended March 31, 2008, purchased credit card relationships, other credit card-related intangibles and core deposit intangibles decreased $299 million, primarily as a result of amortization expense. Other intangibles increased $155 million, as a result of the purchase of an additional equity interest in Highbridge.
Except for $514 million of indefinite-lived intangibles related to asset management advisory contracts which are not amortized, but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	March 31, 2008				December 31, 2007
				Net				Net
	Gross	Accumulated		carrying	Gross	Accumulated		carrying
(in millions)	amount	amortization		value	amount	amortization		value

Purchased credit card relationships	$5,790	$3,650		$2,140	$5,794	$3,491		$2,303
All other intangibles:
Other credit card–related intangibles	$411	$81		$330	$422	$76		$346
Core deposit intangibles	4,280	2,333		1,947	4,281	2,214		2,067
Other intangibles	2,216	678	(a)	1,538	2,026	643	(a)	1,383

(a)
Includes amortization expense related to servicing assets on securitized automobile loans, which is recorded in lending & deposit-related fees, of $2 million and $3 million for the three months ended March 31, 2008 and 2007, respectively.

Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and all other intangible assets.

	Three months ended March 31,
(in millions)	2008	2007

Purchased credit card relationships	$159	$182
All other intangibles:
Other credit card–related intangibles	5	2
Core deposit intangibles	119	140
Other intangibles	33	29

Total amortization expense	$316	$353

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and all other intangible assets at March 31, 2008.

	Purchased	Other credit	Core
	credit card	card–related	deposit	Other
For the year: (in millions)	relationships	intangibles	intangibles	intangibles	Total

2008(a)	$614	$22	$470	$131	$1,237
2009	436	28	390	120	974
2010	354	36	329	104	823
2011	291	40	285	93	709
2012	252	48	239	91	630

(a)
Includes $159 million, $5 million, $119 million and $33 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first three months of 2008.

NOTE 17 – DEPOSITS
At March 31, 2008, and December 31, 2007, noninterest-bearing and interest-bearing deposits were as follows.

	March 31,	December 31,
(in millions)	2008	2007

U.S. offices:
Noninterest-bearing	$132,072	$129,406
Interest-bearing (included $1,741 and $1,909 at fair value at March 31, 2008, and December 31, 2007, respectively)	394,613	376,194
Non-U.S. offices:
Noninterest-bearing	7,232	6,342
Interest-bearing (included $4,898 and $4,480 at fair value at March 31, 2008, and December 31, 2007, respectively)	227,709	228,786

Total	$761,626	$740,728

NOTE 18 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 on page 161 of JPMorgan Chase’s 2007 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
(in millions, except per share amounts)	2008	2007

Basic earnings per share
Net income	$2,373	$4,787
Weighted-average basic shares outstanding	3,396	3,456

Net income per share	$0.70	$1.38

Diluted earnings per share
Net income	$2,373	$4,787

Weighted-average basic shares outstanding	3,396	3,456
Add: Employee restricted stock, RSUs, stock options and SARs	99	104

Weighted-average diluted shares outstanding(a)	3,495	3,560

Net income per share	$0.68	$1.34

(a)
Options issued under employee benefit plans to purchase 173 million and 104 million shares of common stock were outstanding for the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options were antidilutive.

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

						Net loss and prior
						service costs
Three months ended	Unrealized		Translation		Cash	(credit) of defined	Accumulated other
March 31, 2008	gains (losses)		adjustments,		flow	benefit pension and	comprehensive
(in millions)	on AFS securities(a)		net of hedges		hedges	OPEB plans	income (loss)

Balance at January 1, 2008	$380		$8		$(802)	$(503)	$(917)
Net change	58	(b)	197	(c)	115 (d)	35 (e)	405

Balance at March 31, 2008	$438		$205		$(687)	$(468)	$(512)

							Net loss and prior
							service costs
Three months ended	Unrealized		Translation		Cash		(credit) of defined	Accumulated other
March 31, 2007	gains (losses)		adjustments,		flow		benefit pension and	comprehensive
(in millions)	on AFS securities(a)		net of hedges		hedges		OPEB plans	income (loss)

Balance at January 1, 2007	$29		$5		$(489)		$(1,102)	$(1,557)
Cumulative effect of changes in accounting principles (SFAS 159)	(1)		—		—		—	(1)

Balance at January 1, 2007, adjusted	28		5		(489)		(1,102)	(1,558)
Net change	84	(b)	2	(c)	(49	)(d)	39 (e)	76

Balance at March 31, 2007	$112		$7		$(538)		$(1,063)	$(1,482)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.
(b)
The net change for the quarter ended March 31, 2008, was due primarily to declining interest rates, partially offset by recognition of gains from sales of investment securities. The net change for the quarter ended March 31, 2007, was due primarily to a reduction of unrealized losses resulting from sales of investment securities, purchases of investment securities during the quarter at current yields and declining interest rates.

(c)
March 31, 2008 and 2007, included $283 million and $51 million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar offset by $(86) million and $(49) million, respectively, of after-tax gains (losses) on hedges.

(d)
The net change for the quarter ended March 31, 2008, included $76 million of after-tax losses recognized in income and $39 million of after-tax gains representing the net change in derivative fair value that was reported in comprehensive income. The net change for the quarter ended March 31, 2007, included $4 million of after-tax gains recognized in income and $45 million of after-tax losses representing the net change in derivative fair value that was reported in comprehensive income.

(e)
The net change for the three months ended March 31, 2008 and 2007, was primarily due to adjustments, net of tax, based upon the respective 2007 and 2006 final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension plans, and the amortization of net loss and prior service credit, net of tax, into net periodic benefit cost.

NOTE 20 – COMMITMENTS AND CONTINGENCIES
For a discussion of the Firm’s potential liability related to The Bank of New York Mellon Corporation’s (“BNYM”) difficulties in locating certain documentation, including IRS Forms W-8 and W-9, related to certain accounts transferred to BNYM in connection with the Firm’s sale of its corporate trust business, see Note 29 on page 167 of JPMorgan Chase’s 2007 Annual Report.
Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation. In accordance with the provisions of SFAS 5, JPMorgan Chase accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. When the Firm is named a defendant in a litigation and may be subject to joint and several liability and a judgment sharing agreement is in place, the Firm recognizes expense and obligations net of amounts expected to be paid by other signatories to the judgment-sharing agreement.
While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at March 31, 2008, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further relevant developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of stockholders.
NOTE 21 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. Derivatives are also utilized by the Firm as an end-user to hedge market exposures, to modify the interest rate characteristics of related balance sheet instruments or to meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and trading liabilities. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 30 on pages 168–169 of JPMorgan Chase’s 2007 Annual Report. The following table presents derivative instrument hedging-related activities for the periods indicated.

	Three months ended March 31,
(in millions)	2008	2007

Fair value hedge ineffective net gains/(losses)(a)	$(9)	$8
Cash flow hedge ineffective net gains/(losses)(a)	(15)	1
Cash flow hedging gains/(losses) on forecasted transactions that failed to occur	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
Over the next 12 months, it is expected that $282 million (after-tax) of net losses recorded in other comprehensive income (loss) at March 31, 2008, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
NOTE 22 – OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off–balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 31 on pages 170–173 of JPMorgan Chase’s 2007 Annual Report. To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 13 on pages 88–89 of this Form 10-Q for a further discussion regarding the allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts of off-balance sheet lending-related financial instruments and guarantees (excluding those related to Bear Stearns) and the related allowance for credit losses on lending-related commitments at March 31, 2008, and December 31, 2007.
Off-balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual amount		lending-related commitments
	March 31,	December 31,	March 31,	December 31,
(in millions)	2008	2007	2008	2007

Lending-related
Consumer(a)	$829,189	$815,936	$9	$15
Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)(e)	256,408	250,954	558	571
Asset purchase agreements(f)	82,028	90,105	11	9
Standby letters of credit and guarantees(c)(g)(h)	94,514	100,222	276	254
Other letters of credit(c)	5,442	5,371	1	1

Total wholesale	438,392	446,652	846	835

Total lending-related	$1,267,581	$1,262,588	$855	$850

Other guarantees
Securities lending guarantees(i)	$410,565	$385,758	NA	NA
Derivatives qualifying as guarantees(j)	96,136	85,262	NA	NA

(a)
Included credit card and home equity lending-related commitments of $730.5 billion and $73.0 billion, respectively, at March 31, 2008, and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. For credit card commitments and if certain conditions are met for home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(b)
Includes unused advised lines of credit totaling $37.7 billion at March 31, 2008, and $38.4 billion at December 31, 2007, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $28.8 billion and $28.3 billion at March 31, 2008, and December 31, 2007, respectively.
(d)
Excludes unfunded commitments to third-party private equity funds of $869 million and $881 million at March 31, 2008, and December 31, 2007, respectively. Also excludes unfunded commitments for other equity investments of $815 million and $903 million at March 31, 2008, and December 31, 2007, respectively.

(e)
Included in other unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions of $8.3 billion and $8.2 billion at March 31, 2008, and December 31, 2007, respectively.

(f)
Largely represents asset purchase agreements to the Firm’s administered multi-seller, asset-backed commercial paper conduits. It also includes $860 million and $1.1 billion of asset purchase agreements to other third-party entities at March 31, 2008, and December 31, 2007, respectively.

(g)	JPMorgan Chase held collateral relating to $17.1 billion and $15.8 billion of these arrangements at March 31, 2008, and December 31, 2007, respectively.
(h)	Included unused commitments to issue standby letters of credit of $44.4 billion and $50.7 billion at March 31, 2008, and December 31, 2007, respectively.
(i)	Collateral held by the Firm in support of securities lending indemnification agreements was $415.0 billion at March 31, 2008, and $390.5 billion at December 31, 2007, respectively.
(j)	Represents notional amounts of derivatives qualifying as guarantees.
Included in other unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. Additionally, the Firm often syndicates portions of the initial position to other investors, depending on market conditions. These commitments generally contain flexible pricing features to adjust for changing market conditions prior to closing. Alternatively, the borrower may turn to the capital markets for required funding instead of drawing on the commitment provided by the Firm, and the commitment may expire unused. As such, these commitments are not necessarily indicative of the Firm’s actual risk and the total commitment amount may not reflect actual future cash flow requirements. The amount of these commitments at March 31, 2008, and December 31, 2007, were $8.3 billion and $8.2 billion, respectively.
For a further discussion of the off-balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 31 on pages 170–173 of JPMorgan Chase’s 2007 Annual Report. The amount of the liability related to FIN 45 guarantees recorded at March 31, 2008, and December 31, 2007, excluding the allowance for credit losses on lending-related commitments and derivative contracts and those related to Bear Stearns as discussed below, was $360 million and $335 million, respectively.

In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 31 on pages 170–173 of JPMorgan Chase’s 2007 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $96.1 billion and $85.3 billion at March 31, 2008, and December 31, 2007, respectively. The fair value related to these contracts was a derivative receivable of $205 million and $213 million, and a derivative payable of $6.1 billion and $2.5 billion at March 31, 2008, and December 31, 2007, respectively.
Bear Stearns
In connection with the merger agreement with Bear Stearns, JPMorgan Chase entered into agreements to guarantee (A) certain obligations of Bear Stearns and certain of its affiliates, including (1) revolving and term loan obligations, (2) brokerage and trading contract obligations and (3) obligations to deliver cash, securities or other property to customers pursuant to customary custody arrangements and (B) obligations of Bear Stearns and certain of its affiliates to the FRBNY in order to ensure continued access by Bear Stearns to the discount window facility established by the FRBNY for primary dealers. These guarantees are secured by liens on assets of Bear Stearns that are not otherwise pledged. These assets are comprised mainly of fixed assets and other nonfinancial assets. The carrying amount of the liability to stand ready to perform under the Bear Stearns guarantees was $669 million at March 31, 2008. These amounts are not included in the amounts disclosed above. It is not possible to calculate the maximum potential amount of future payments under the guarantees, or the extent to which proceeds from the liquidation of the assets pledged to JPMorgan Chase would be expected to cover the maximum potential amount of future payments under the guarantees since the underlying contract amounts that are guaranteed change on a daily basis. However, the Firm believes the risk of loss to be remote.
NOTE 23 – BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments – Investment Bank, Retail Financial Services, Card Services, Commercial Banking (“CB”), Treasury & Securities Services (“TSS”) and Asset Management (“AM”), as well as a Corporate/Private Equity segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 15 of this Form 10-Q, and pages 38–39 and Note 34 on pages 175–177 of JPMorgan Chase’s 2007 Annual Report.
Segment results
The following tables provide a summary of the Firm’s segment results for the three months ended March 31, 2008 and 2007, on a managed basis. The impact of credit card securitization adjustments have been included in reconciling items so that the total Firm results are on a reported basis. Finally, total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense (benefit). The following tables summarize the business segment results and reconciliation to reported U.S. GAAP results.

Segment results and reconciliation(a)

Three months ended March 31, 2008	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$1,188	$1,691	$719	$334
Net interest income	1,823	3,011	3,185	733

Total net revenue	3,011	4,702	3,904	1,067
Provision for credit losses	618	2,492	1,670	101
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Noninterest expense(c)	2,553	2,570	1,272	485

Income (loss) before income tax expense	(130)	(360)	962	481
Income tax expense (benefit)	(43)	(133)	353	189

Net income (loss)	$(87)	$(227)	$609	$292

Average equity	$22,000	$17,000	$14,100	$7,000
Average assets	755,828	227,560	159,602	101,979
Return on average equity	(2)%	(5)%	17%	17%
Overhead ratio	85	55	33	45

			Corporate/
Three months ended March 31, 2008	Treasury &	Asset	Private	Reconciling
(in millions, except ratios)	Securities Services	Management	Equity	Items(d)(e)	Total

Noninterest revenue	$1,289	$1,590	$1,686	$734	$9,231
Net interest income	624	311	(286)	(1,742)	7,659

Total net revenue	1,913	1,901	1,400	(1,008)	16,890
Provision for credit losses	12	16	196	(681)	4,424
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Noninterest expense(c)	1,228	1,323	(500)	—	8,931

Income (loss) before income tax expense	643	562	1,704	(327)	3,535
Income tax expense (benefit)	240	206	677	(327)	1,162

Net income	$403	$356	$1,027	$—	$2,373

Average equity	$3,500	$5,000	$55,980	$—	$124,580
Average assets	57,204	60,286	278,927	(71,589)	1,569,797
Return on average equity	46%	29%	NM	NM	8%
Overhead ratio	64	70	NM	NM	53

Three months ended March 31, 2007	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$5,647	$1,489	$691	$335
Net interest income	607	2,617	2,989	668

Total net revenue	6,254	4,106	3,680	1,003
Provision for credit losses	63	292	1,229	17
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Noninterest expense(c)	3,831	2,407	1,241	485

Income before income tax expense	2,390	1,407	1,210	501
Income tax expense	850	548	445	197

Net income	$1,540	$859	$765	$304

Average equity	$21,000	$16,000	$14,100	$6,300
Average assets	658,724	217,135	156,271	82,545
Return on average equity	30%	22%	22%	20%
Overhead ratio	61	59	34	48

			Corporate/
Three months ended March 31, 2007	Treasury &	Asset	Private	Reconciling
(in millions, except ratios)	Securities Services	Management	Equity	Items(d)(e)	Total

Noninterest revenue	$1,024	$1,659	$1,385	$636	$12,866
Net interest income	502	245	(117)	(1,409)	6,102

Total net revenue	1,526	1,904	1,268	(773)	18,968
Provision for credit losses	6	(9)	3	(593)	1,008
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Noninterest expense(c)	1,075	1,235	354	—	10,628

Income (loss) before income tax expense	415	678	911	(180)	7,332
Income tax expense (benefit)	152	253	280	(180)	2,545

Net income	$263	$425	$631	$—	$4,787

Average equity	$3,000	$3,750	$52,095	$—	$116,245
Average assets	46,005	45,816	237,533	(65,114)	1,378,915
Return on average equity	36%	46%	NM	NM	17%
Overhead ratio	70	65	NM	NM	56

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
(c)
Includes merger costs which are reported in the Corporate/Private Equity segment. Merger costs attributed to the business segments for the three months ended March 31, 2007 were as follows. There were no merger costs for the months ended March 31, 2008.

Three months ended March 31,
(in millions)	2007

Investment Bank	$—
Retail Financial Services	10
Card Services	—
Commercial Banking	—
Treasury & Securities Services	32
Asset Management	2
Corporate/Private Equity	18

Total merger costs	$62

(d)
Managed results for CS exclude the impact of credit card securitizations on total net revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating credit performance of CS’ entire managed credit card portfolio as operations are funded, and decisions are made about allocating resources such as employees and capital, based upon managed information. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

	Three months ended March 31,
(in millions)	2008	2007

Noninterest revenue	$(937)	$(746)
Net interest income	1,618	1,339
Provision for credit losses	681	593
Average assets	71,589	65,114

(e)
Segment managed results reflect revenue on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three months ended March 31, 2008 and 2007 were as follows.

	Three months ended March 31,
(in millions)	2008	2007

Noninterest revenue	$203	$110
Net interest income	124	70
Income tax expense	327	180

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Deposits with banks	$31,975	$336	4.22%	$16,224	$186	4.65%
Federal funds sold and securities purchased under resale agreements	153,864	1,455	3.80	135,499	1,655	4.95
Securities borrowed	83,490	738	3.56	78,768	1,053	5.42
Trading assets – debt instruments	322,986	4,618	5.75	257,079	3,779	5.96
Securities	89,757	1,220	5.47 (b)	95,326	1,334	5.68 (b)
Loans	526,598	9,289	7.10	467,453	8,683	7.53

Total interest-earning assets	1,208,670	17,656	5.88	1,050,349	16,690	6.44
Allowance for loan losses	(9,754)			(7,259)
Cash and due from banks	34,509			30,188
Trading assets – equity instruments	78,810			88,791
Trading assets – derivative receivables	97,863			58,781
Goodwill	45,699			45,125
Other intangible assets
Mortgage servicing rights	8,273			7,784
Purchased credit card relationships	2,222			2,843
All other intangibles	3,980			4,296
Other assets	99,525			98,017

Total assets	$1,569,797			$1,378,915

Liabilities
Interest-bearing deposits	$600,132	$4,608	3.09%	$498,717	$4,995	4.06%
Federal funds purchased and securities sold under repurchase agreements	179,897	1,482	3.31	199,252	2,500	5.09
Commercial paper	47,584	403	3.41	22,339	269	4.89
Other borrowings(a)	107,552	1,346	5.03	95,664	1,195	5.07
Beneficial interests issued by consolidated VIEs	14,082	132	3.78	15,993	151	3.82
Long-term debt	200,354	1,902	3.82	148,146	1,408	3.85

Total interest-bearing liabilities	1,149,601	9,873	3.45	980,111	10,518	4.35
Noninterest-bearing deposits	119,017			123,947
Trading liabilities – derivative payables	81,094			57,465
All other liabilities, including the allowance for lending-related commitments	95,505			101,147

Total liabilities	1,445,217			1,262,670

Total stockholders’ equity	124,580			116,245

Total liabilities and stockholders’ equity	$1,569,797			$1,378,915

Interest rate spread			2.43%			2.09%
Net interest income and net yield on interest-earning assets		$7,783	2.59%		$6,172	2.38%

(a)	Includes securities sold but not yet purchased.
(b)	For the quarters ended March 31, 2008 and 2007, the annualized rate for available-for-sale securities based upon amortized cost was 5.53% and 5.68%, respectively.

GLOSSARY OF TERMS

ACH: Automated Clearing House.
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
Combined effective loan-to-value ratio: For residential real estate loans, an indicator of how much equity a borrower has in a secured borrowing based on current estimates of the value of the collateral and considering all lien positions related to the property.
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
FICO: Fair Isaac Corporation.
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

FIN 46R: FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.”
FSP: FASB Staff Position.
FSP FAS 140-3: “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”
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
Master netting agreement: An agreement between two counterparties that have multiple derivative contracts with each other that provides for the net settlement of all contracts and the related cash collateral through a single payment, in a single currency, in the event of default on or termination of any one contract.
MSR risk management revenue: Includes changes in MSR asset fair value due to inputs or assumptions in model and derivative valuation adjustments.
NA: Data is not applicable or available for the period presented.
Net yield on interest-earning assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.
NM: Not meaningful.
Nonconforming mortgage loans: Mortgage loans that do not meet the requirements for sale to U.S. government agencies and U.S. government sponsored enterprises. These requirements include limits on loan-to-value ratios, loan terms, loan amounts, down payments, borrower credit worthiness and other requirements.
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
Risk layered loans: Loans with multiple high risk elements.
SAB: Staff Accounting Bulletin.
SAB 105: “Application of Accounting Principles to Loan Commitments.”
SAB 109: “Written Loan Commitments Recorded at Fair Value Through Earnings.”
SFAS: Statement of Financial Accounting Standards.
SFAS 5: “Accounting for Contingencies.”
SFAS 52: “Foreign Currency Translation.”
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
SFAS 141R: “Business Combinations.”
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
SFAS 159: “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”
SFAS 160: “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”
SFAS 161: “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”
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

LINE OF BUSINESS METRICS

Investment Banking
IB’s revenue comprises the following:
Investment banking fees include advisory, equity underwriting, bond underwriting and loan syndication fees.
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
Mortgage banking revenue comprises the following:
Production revenue includes net gains or losses on originations and sales of prime and subprime mortgage loans and other production-related fees.
Net mortgage servicing revenue includes the following components:
(a)	Servicing revenue represents all gross income earned from servicing third-party mortgage loans including stated service fees, excess service fees, late fees, and other ancillary fees.

(b)	Changes in MSR asset fair value due to:
–	market-based inputs such as interest rates and volatility, as well as updates to assumptions used in the MSR valuation model.

–	modeled servicing portfolio runoff (or time decay).
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
Correspondent negotiated transactions (“CNT”) – These transactions occur when mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as-originated basis, and exclude purchased bulk servicing transactions. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.

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
Commercial Banking
Commercial Banking revenue comprises the following:
Lending includes a variety of financing alternatives, which are primarily provided on a basis secured by receivables, inventory, equipment, real estate or other assets. Products include term loans, revolving lines of credit, bridge financing, asset-based structures and leases.
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
Investment banking products provide clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools through loan syndications, investment-grade debt, asset-backed securities, private placements, high-yield bonds, equity underwriting, advisory, interest rate derivatives, foreign exchange hedges and securities sales.
Description of selected business metrics within CB:
Liability balances include deposits and deposits that are swept to on-balance sheet liabilities such as commercial paper, federal funds purchased and repurchase agreements.
IB revenue, gross – Represents total revenue related to investment banking products sold to CB clients.
Treasury & Securities Services
Treasury & Securities Services firmwide metrics include certain TSS product revenue and liability balances reported in other lines of business related to customers who are also customers of those other lines of business. In order to capture the firmwide impact of Treasury Services and TSS products and revenue, management reviews firmwide metrics such as liability balances, revenue and overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary, in management’s view, in order to understand the aggregate TSS business.
Description of selected business metrics within TSS:
Liability balances include deposits and deposits that are swept to on-balance sheet liabilities such as commercial paper, federal funds purchased and securities sold under repurchase agreements.
Asset Management
Assets under management: Represent assets actively managed by Asset Management on behalf of institutional, private banking, private client services and retail clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 44% ownership interest as of March 31, 2008.
Assets under supervision: Represent assets under management as well as custody, brokerage, administration and deposit accounts.
Alternative assets: The following types of assets constitute alternative investments – hedge funds, currency, real estate and private equity.
AM’s client segments comprise the following:
Institutional brings comprehensive global investment services – including asset management, pension analytics, asset/liability management and active risk budgeting strategies – to corporate and public institutions, endowments, foundations, not-for-profit organizations and governments worldwide.

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
Private Client Services offers high-net-worth individuals, families and business owners in the U.S. comprehensive wealth management solutions, including investment management, capital markets and risk management, tax and estate planning, banking and specialty-wealth advisory services.

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

•
the other risks and uncertainties detailed in Part 1, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Item 1A: Risk Factors in this Form 10-Q.

Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made and JPMorgan Chase does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 61–64 of this Form 10-Q.
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
There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1 Legal proceedings
The following information supplements and amends the disclosure set forth under Part I, Item 3 “Legal proceedings” in the Firm’s 2007 Annual Report on Form 10-K.
Enron Litigation. As previously disclosed, there is pending a putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan, alleging claims under the Employee Retirement Income Security Act (“ERISA”) against the Firm, its directors and named officers. On February 20, 2008, plaintiffs sought remand of their appeal, based on new controlling authority by the United States Supreme Court. Defendants opposed the motion, arguing that the District Court’s decision could be affirmed based on other arguments that had been presented to that court. The United States Court of Appeals for the Second Circuit denied plaintiffs’ request for remand on April 9, 2008, but allowed plaintiffs the opportunity to submit a reply brief.
IPO Allocation Litigation. With respect to the IPO securities cases, on March 26, 2008, the District Court issued an order granting in part and denying in part the Underwriter Defendants’ motion to dismiss the Amended Master Allegations and second amended class action complaints filed in the six class certification “focus” cases. The District Court granted the Underwriter Defendants’ motion to dismiss with respect to claims brought under Section 11 of the Securities Act of 1933 by plaintiffs who sold their securities for a price in excess of the initial public offering price, and by those plaintiffs who purchased outside the previously certified class period, but denied the Underwriter Defendants’ motion to dismiss on all other grounds. In addition, the class certification motion in the “focus” cases have been fully briefed. Finally, a motion by the Underwriter Defendants to strike the class allegations in 26 cases on grounds relating to the status of the putative class representatives in those cases has been fully briefed. With respect to the cases filed by plaintiff Vanessa Simmonds in the United States District Court for the Western District of Washington, all of the cases were reassigned to Judge James L. Robart to whom the first case had been assigned, and amended complaints have been filed.

National Century Financial Enterprises Litigation. The Firm completed a settlement with the Securities and Exchange Commission pursuant to which it consented to an order that it agreed to cease and desist from committing or causing any future violations of the Securities Act of 1933, and paid disgorgement of $1,286,808.82 and prejudgment interest of $711,335.76. The Firm also has completed settlements with MetLife and with Lloyds TSB in the multidistrict civil litigation.
In re JPMorgan Chase Cash Balance Litigation. On March 17, 2008, the District Court stayed the original cash balance plan litigation for up to one year pending a decision by the United States Court of Appeals for the Second Circuit in Hirt v. The Equitable Ret. Plan of Employees, Manager & Agents, No. 06-cv-4757, a case in which the Firm is not involved but which raises similar issues, including the question of whether the conversion to, and use of, a cash balance formula violates ERISA’s proscription against age discrimination. The Hirt appeal was argued on April 22, 2008. In accordance with the scheduling order in Bilello v. JPMorgan Chase Retirement Plan, et al., No. 07-cv-7379 (S.D.N.Y.), defendants filed a motion to dismiss the amended complaint, and that motion is now fully briefed.
Interchange Litigation. Plaintiffs had filed a supplemental complaint challenging MasterCard’s 2006 initial public offering, alleging that the offering violates the Section 7 of the Clayton Act, Section 1 of the Sherman Act and that the offering was a fraudulent conveyance. Defendants filed a motion to dismiss both of those claims. On February 13, 2008, the Magistrate Judge issued a Report and Recommendation granting the motion to dismiss the fraudulent conveyance claims against the Defendant Banks and MasterCard, and the Clayton Act claims as to the Defendant Banks, with leave to replead all claims consistent with the decision. The Magistrate Judge denied the motion to dismiss the Clayton Act claims against MasterCard and the Section 1 Sherman Act claims against all defendants. On April 4, 2008, the Defendants filed their objections to the Report and Recommendation. Plaintiffs will file a response to the objections on May 12, 2008. The District Court will then review the Report and Recommendation as well as the objections and issue a final decision. Discovery in the case is ongoing.
GIC Investigation. On March 18, 2008, the staff of the Philadelphia Regional Office of the SEC issued a “Wells” notice advising J.P. Morgan Securities, Inc. (“JPMSI”), that it is considering recommending that the Commission bring an enforcement action against JPMSI, alleging that JPMSI violated the federal securities laws “in connection with the bidding of various financial instruments associated with municipal securities.” In addition, beginning in March 2008, the Firm, along with numerous other commercial banks, investment banks, insurance companies and brokers, were named as defendants in several putative class action lawsuits filed in federal court in the District of Columbia, the Southern District of New York, and the Northern District of California for alleged antitrust violations in connection with the bidding or sale of guaranteed investment contracts and other derivatives to municipal issuers. Plaintiffs in one of the pending actions moved before the Judicial Panel on Multidistrict Litigation to transfer and coordinate these cases in the District of Columbia. The Firm and the majority of its co-defendants have joined in the request for coordination but have argued that the coordination should take place in the Southern District of New York. In addition, the Firm is continuing to cooperate with the investigations being conducted by the New York State field office of the Department of Justice’s Antitrust Division and the Philadelphia Regional Office of the SEC.
Bear Stearns Merger Litigation. During the week of March 17, 2008, various stockholders of Bear Stearns filed two putative class actions naming as defendants Bear Stearns, certain members of its board of directors, and certain of Bear Stearns’ present and former executive officers (collectively, the “Bear Stearns defendants”), as well as the Firm. The Firm’s officers and directors are not named as defendants. The actions which were filed in the Supreme Court of the New York State Court allege, among other things, that the individual defendants breached their fiduciary duties and obligations to Bear Stearns’ shareholders by agreeing to the proposed merger. The Firm is alleged to have aided and abetted the alleged breaches of fiduciary duty. Three similar putative class actions were also filed in the Supreme Court of the State of New York by shareholders that named only the Bear Stearns defendants. These actions have been consolidated in the Supreme Court of the State of New York as a putative class action, under the caption In re Bear Stearns Litigation (the “New York action”). The Firm is named as a defendant in the consolidated action. Plaintiffs initially sought to enjoin the proposed merger and enjoin the Firm from voting certain shares acquired by the Firm in connection with the proposed merger. A hearing on the plaintiffs’ motion for a preliminary injunction in the consolidated New York State action was scheduled for May 8, 2008, but the plaintiffs informed the Court that they were withdrawing the motion. Plaintiffs have also informed the Court that they intend to pursue their claims, which include a claim for an unspecified amount of compensatory damages, in the ordinary course. The defendants have informed the Court that they intend to move for summary judgement. That motion will be argued on July 21. Two actions related to the proposed merger were also filed in Delaware Court of Chancery making similar allegations to the New York action and those actions were consolidated in the Delaware Chancery Court (the “Delaware action”). On April 9, 2008, the Delaware Chancery Court granted the Firm’s and Bear Stearns’ motion to stay the Delaware action in favor of the New York action, at least until the preliminary injunction motion is resolved. The plaintiffs in the Delaware action intervened in the

New York action and on May 7, 2008, the Delaware Chancery Court signed a stipulation and proposed order submitted by the parties dismissing the Delaware action. In addition, the plaintiffs in a shareholder derivative lawsuit pending against Bear Stearns (to which the Firm is not a party) in federal court in the Southern District of New York, which does contain merger-related allegations, have sent a letter to the Court seeking expedited discovery and stating their intention to seek a preliminary injunction against the merger. The Firm has submitted a letter to the Court opposing this request and requesting an opportunity to be heard on the motion should the Court agree to entertain it.
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
Item 1A Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part 1, Item 1A: Risk Factors, on pages 4-6 of JPMorgan Chase’s 2007 Annual Report on Form 10-K and Forward-Looking Statements on page 114 of this Form 10-Q. Additionally, below are outlined some of the more important risk factors relating to JPMorgan Chase’s proposed merger with Bear Stearns and related transactions that could materially affect the Firm’s financial condition and operations. For a discussion of the terms of the merger and related transactions, see Other Business Events, beginning on page 5 of this Form 10-Q.
If the merger is not consummated, JPMorgan Chase would nevertheless continue to have exposure as a result of its guaranties of certain Bear Stearns liabilities.
As of March 24, 2008, Bear Stearns had virtually no available cash and insufficient unencumbered assets to secure funding in the credit markets from any source other than JPMorgan Chase and the Federal Reserve Bank of New York (“FRBNY”). As of the close of business on Friday, March 21, 2008, Bear Stearns had outstanding borrowings of approximately $32.5 billion from the FRBNY, had borrowed approximately $3.7 billion from the Firm through repurchase agreements and had borrowed approximately an additional $9.7 billion from the Firm. In addition, Bear Stearns has been engaging in continued business activities, albeit at significantly reduced levels since the merger announcement. As such, Bear Stearns has incurred operating liabilities for which JPMorgan Chase is a guarantor. It is not possible to quantify the amount of those liabilities, as they are subject to constant change. There is no assurance any of the borrowings or obligations of Bear Stearns that are covered by the Firm’s guarantees will not increase over time, and such amounts could have a negative impact on the Firm’s financial results.
Currently, there are cases pending in the New York State and federal courts that assert various claims against Bear Stearns and JPMorgan Chase, seeking, among other things, to enjoin the proposed merger. See Part II, Item 1, Legal proceedings, beginning on page 115 of this Form 10-Q.
If Bear Stearns’ stockholders fail to approve the merger, then either party may terminate the merger agreement 120 days following such failure. In the event of such termination, or upon any other termination of the merger agreement, the merger would not be consummated, and the operating guarantee would terminate in accordance with its terms for any liabilities or obligations arising thereafter. Nevertheless, other than following a termination due to a change in recommendation by the board of directors of Bear Stearns prompted by a competing transaction proposal, JPMorgan Chase’s guarantee of obligations up to that date would remain in effect. In addition, if the merger agreement were terminated, JPMorgan Chase would have the right to terminate its guarantee of Bear Stearns’ borrowings from the FRBNY. If either or both of these actions were to occur, Bear Stearns would most likely be unable to finance its operations. In addition, absent the operating guarantee, Bear Stearns would face the increased risk of rapid loss of clients and counterparties. The lack of liquidity and the loss of additional clients and counterparties would seriously jeopardize Bear Stearns’ financial viability, which would raise substantial doubt as to its ability to continue as a going concern.

Accordingly, Bear Stearns could be forced to file for bankruptcy protection and to liquidate its assets, and creditors could look to JPMorgan Chase as guarantor to satisfy Bear Stearns’ obligations covered by the operating guarantee. In a bankruptcy proceeding, the likelihood of the Firm recovering all of the funds owed to it would be uncertain and this could have a negative impact on its financial condition and results of operations.
Even if the merger is consummated, the Firm may fail to realize any benefits and may incur unanticipated losses related to Bear Stearns assets and liabilities that it is assuming pursuant to the merger.
In connection with the merger agreement, the FRBNY has agreed to provide JPMorgan Chase with $30 billion in funding secured by a pool of collateral consisting primarily of mortgage-related securities and other mortgage-related assets and related hedges. Of this $30 billion financing, JPMorgan Chase would bear the first $1 billion in losses associated with the collateral pool, and the remaining $29 billion will be non-recourse. There can be no assurance that JPMorgan Chase will not incur this $1 billion in losses.
Furthermore, JPMorgan Chase will assume all assets and liabilities of Bear Stearns and its subsidiaries (other than the $30 billion of assets subject to the funding being provided by the FRBNY). Given recent market volatility and uncertainty, there could be substantial risk associated with assuming the assets and liabilities of Bear Stearns that the Firm will acquire as a result of the merger. Some of those assets could become nonperforming or defaulting, requiring write-downs and additional reserves. As a result, JPMorgan Chase may experience increased credit costs or need to take markdowns on assets that could negatively affect its financial condition and results of operations.
If the merger is consummated, its success will depend, in part, on JPMorgan Chase’s ability to successfully combine its business with Bear Stearns’ business. To realize these anticipated benefits, after the completion of the merger the Firm expects to integrate Bear Stearns’ business into its own. As with any merger of financial institutions, there may be business disruptions that cause Bear Stearns to lose customers or cause customers to remove their accounts from Bear Stearns and move their business to competing financial institutions. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect JPMorgan Chase’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect JPMorgan Chase’s ability to successfully conduct its business in the markets in which Bear Stearns now operates, which could have an adverse effect on the Firm’s financial results. Integration efforts between the two companies will also divert management attention and resources. If JPMorgan Chase experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
In addition, immediately prior to entering into the merger agreement, Bear Stearns experienced a significant liquidity crisis during the end of the week of March 10, 2008, which seriously jeopardized its financial viability. As a result of this liquidity crisis and the events that followed, Bear Stearns’ earnings capacity has declined significantly. During and following the liquidity crisis, a substantial number of prime brokerage clients moved accounts to other clearing brokers. Customer margin balances at Bear Stearns were $66 billion at March 24, 2008, down 23% from $86 billion at November 30, 2007; customer shorts at March 24, 2008 were $66 billion, down from $88 billion at the fiscal year end; and assets under management declined to approximately $36 billion at March 24, 2008, down 20% from $45 billion at the fiscal year end. As of April 14, 2008, institutional equity and fixed income commission and sales activity had declined precipitously to more than 50% below the activity levels in 2007 and the first quarter of 2008.
Consequently the Bear Stearns franchise has experienced substantial deterioration of its earnings capacity subsequent to its liquidity crisis, including continued deterioration in recent weeks. There is no assurance that customers and counterparties will return to doing business with Bear Stearns now that the operating guarantee is in place. If such customers and counterparties determine to conduct their business with financial institutions other than Bear Stearns, there is no assurance that, upon consummation of the merger, such former customers and counterparties will transfer their business from their then current financial institution to the combined company. Accordingly, the pro forma financial statements of the two entities filed with the SEC by the Firm in a Current Report on Form 8-K on April 16, 2008, as amended May 6, 2008, should not be viewed as an indication of the results of the combined firm that would have occurred had the merger been effected at the beginning of the period presented therein, nor as an indication of financial results of operations of the combined company that may occur in the future.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
For a discussion of the Firm’s current stock repurchase program, see Stock repurchases, on page 43, and Item 5: Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities on pages 13–14 of JPMorgan Chase’s 2007 Annual Report on Form 10-K.
During the first quarter of 2008, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: (i) on January 2, 2008, 9,694 shares were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors; and (ii) on January 22, 2008, 678 shares and on January 30, 2008, 57,449 shares were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
On April 17, 2007, the Board of Directors authorized the repurchase of up to $10.0 billion of the Firm’s common shares. The new authorization commenced April 19, 2007, and replaced the Firm’s previous $8.0 billion repurchase program.
During the first quarter of 2008, under the current $10.0 billion stock repurchase program, the Firm did not repurchase any shares. During the first quarter of 2007, under the $8.0 billion stock repurchase program, the Firm repurchased 81 million shares for $4.0 billion at an average price per share of $49.45. As of March 31, 2008, $6.2 billion of authorized repurchase capacity remained under the current stock repurchase program.
The Firm has determined that it may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase shares during periods when it would not otherwise be repurchasing common stock, for example during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material nonpublic information.
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the first quarter of 2008 were as follows.

		Average
For the three months ended	Total shares	price paid
March 31, 2008	repurchased	per share

January	2,043	$45.61
February	—	—
March	—	—

Total	2,043	$45.61

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

Date: May 12, 2008
	By	/s/ Louis Rauchenberger

Louis Rauchenberger

Managing Director and Controller
[Principal Accounting Officer]

INDEX TO EXHIBITS
SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

31.1	Certification	122

31.2	Certification	123

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	124