Form 10-Q
period 2008-06-30
J P MORGAN CHASE & CO
filed 2008-08-11
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008	Commission file number 1-5805
JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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
☐ Yes ☑ No

Number of shares of common stock outstanding as of July 31, 2008: 3,437,039,645

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratio data)						Six months ended June 30,
As of or for the period ended,	2Q08	1Q08	4Q07	3Q07	2Q07	2008	2007

Selected income statement data
Noninterest revenue	$10,105	$9,231	$10,161	$9,199	$12,740	$19,336	$25,606
Net interest income	8,294	7,659	7,223	6,913	6,168	15,953	12,270

Total net revenue	18,399	16,890	17,384	16,112	18,908	35,289	37,876
Provision for credit losses	3,455	4,424	2,542	1,785	1,529	7,879	2,537
Noninterest expense	12,177	8,931	10,720	9,327	11,028	21,108	21,656

Income before income tax expense	2,767	3,535	4,122	5,000	6,351	6,302	13,683
Income tax expense	764	1,162	1,151	1,627	2,117	1,926	4,662

Net income	$2,003	$2,373	$2,971	$3,373	$4,234	$4,376	$9,021

Per common share
Net income per share: Basic	$0.56	$0.70	$0.88	$1.00	$1.24	$1.26	$2.63
Diluted	0.54	0.68	0.86	0.97	1.20	1.22	2.55
Cash dividends declared per share	0.38	0.38	0.38	0.38	0.38	0.76	0.72
Book value per share	37.02	36.94	36.59	35.72	35.08
Common shares outstanding
Average: Basic	3,426	3,396	3,367	3,376	3,415	3,411	3,436
Diluted	3,531	3,495	3,472	3,478	3,522	3,513	3,541
Common shares at period end	3,436	3,401	3,367	3,359	3,399
Share price(a)
High	$49.95	$49.29	$48.02	$50.48	$53.25	$49.95	$53.25
Low	33.96	36.01	40.15	42.16	47.70	33.96	45.91
Close	34.31	42.95	43.65	45.82	48.45
Market capitalization	117,881	146,066	146,986	153,901	164,659
Financial ratios
Return on common equity (“ROE”)	6%	8%	10%	11%	14%	7%	16%
Return on assets (“ROA”)	0.48	0.61	0.77	0.91	1.19	0.54	1.29
Overhead ratio	66	53	62	58	58	60	57
Tier 1 capital ratio	9.2	8.3	8.4	8.4	8.4
Total capital ratio	13.4	12.5	12.6	12.5	12.0
Tier 1 leverage ratio	6.4	5.9	6.0	6.0	6.2
Selected balance sheet data (period-end)
Trading assets	$531,997	$485,280	$491,409	$453,711	$450,546
Securities	119,173	101,647	85,450	97,706	95,984
Loans	538,029	537,056	519,374	486,320	465,037
Total assets	1,775,670	1,642,862	1,562,147	1,479,575	1,458,042
Deposits	722,905	761,626	740,728	678,091	651,370
Long-term debt	260,192	189,995	183,862	173,696	159,493
Common stockholders’ equity	127,176	125,627	123,221	119,978	119,211
Total stockholders’ equity	133,176	125,627	123,221	119,978	119,211
Headcount	195,594	182,166	180,667	179,847	179,664
Credit quality metrics
Allowance for credit losses	$13,932	$12,601	$10,084	$8,971	$8,399
Nonperforming assets(b)	6,233	5,143	3,933	3,009	2,423
Allowance for loan losses to total loans(c)	2.57%	2.29%	1.88%	1.76%	1.71%
Net charge-offs	$2,130	$1,906	$1,429	$1,221	$985	$4,036	$1,888
Net charge-off rate(c)	1.67%	1.53%	1.19%	1.07%	0.90%	1.60%	0.88%
Wholesale net charge-off (recovery) rate(c)	0.08	0.18	0.05	0.19	(0.07)	0.13	(0.04)
Managed Card net charge-off rate	4.98	4.37	3.89	3.64	3.62	4.68	3.59

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of Terms on pages 130–133 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking Statements on page 135 and Item 1A: Risk Factors on page 139 of this Form 10-Q), as well as in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report” or “2007 Form 10-K”), including Part I, Item 1A: Risk factors, and the JPMorgan Chase quarterly report on Form 10-Q for the quarter ended March 31, 2008, including Part II, Item 1A thereof, to which reference is hereby made.
INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $1.8 trillion in assets, $133.2 billion in total stockholders’ equity and operations in more than 60 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the JPMorgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with branches in 17 states; and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card issuing bank. JPMorgan Chase’s principal nonbank subsidiaries are J.P. Morgan Securities Inc. and Bear, Stearns & Co., Inc. (“Bear Stearns & Co.”), the Firm’s U.S. investment banking firms, and Bear, Stearns International Limited, a full service broker-dealer based in London, England. The Firm plans to merge J.P. Morgan Securities Inc. and Bear Stearns & Co. on or about October 1, 2008.
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
Investment Bank
JPMorgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The Investment Bank’s clients are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, prime brokerage and research. The Investment Bank (“IB”) also commits the Firm’s own capital to proprietary investing and trading activities.
Retail Financial Services
Retail Financial Services (“RFS”), which includes the Regional Banking, Mortgage Banking and Auto Finance reporting segments, serves consumers and businesses through bank branches, ATMs, online banking and telephone banking. Customers can use more than 3,100 bank branches (fourth-largest nationally), 9,300 ATMs (third-largest nationally) and 300 mortgage offices. More than 14,100 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans and investments across the 17-state footprint from New York to Arizona. Consumers also can obtain loans through more than 14,100 auto dealerships and 5,200 schools and universities nationwide.
Card Services
With more than 157 million cards in circulation and more than $155 billion in managed loans, Card Services (“CS”) is one of the nation’s largest credit card issuers. Customers used Chase cards to meet $179 billion worth of their spending needs in the six months ended June 30, 2008.
With hundreds of partnerships, Chase has a market leadership position in building loyalty programs with many of the world’s most respected brands.

Chase Paymentech Solutions, LLC, a joint venture between JPMorgan Chase and First Data Corporation, is a processor of MasterCard and Visa payments, which handled more than 10 billion transactions in the six months ended June 30, 2008. On May 27, 2008, the termination of Chase Paymentech Solutions was announced. The dissolution is expected to be completed by year-end 2008 and JPMorgan Chase will retain approximately 51% of the business under the Chase Paymentech name.
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
Asset Management
With assets under supervision of $1.6 trillion, Asset Management (“AM”) is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
OTHER BUSINESS EVENTS
Merger with The Bear Stearns Companies Inc.
Effective May 30, 2008, BSC Merger Corporation, a wholly-owned subsidiary of JPMorgan Chase, merged with The Bear Stearns Companies Inc. (“Bear Stearns”) pursuant to the Agreement and Plan of Merger, dated as of March 16, 2008, as amended March 24, 2008, and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase (the “Merger”). The Merger provides the Firm with a leading global prime brokerage platform; strengthens the Firm’s equities and asset management businesses; enhances capabilities in mortgage origination, securitization and servicing; and expands the platform of the Firm’s energy business. The Merger is being accounted for under the purchase method of accounting, which requires that the assets and liabilities of Bear Stearns be fair valued. The total purchase price to complete the Merger was $1.5 billion.
The Merger was accomplished through a series of transactions that were reflected as step acquisitions in accordance with SFAS 141. On April 8, 2008, pursuant to the share exchange agreement, JPMorgan Chase acquired 95 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance) for 21 million shares of JPMorgan Chase common stock. Further, between March 24, 2008, and May 12, 2008, JPMorgan Chase acquired approximately 24 million shares of Bear Stearns common stock in the open market at an average purchase price of $12.37 per share. The share exchange and cash purchase transactions resulted in JPMorgan Chase owning approximately 49.4% of Bear Stearns common stock immediately prior to consummation of the Merger. Finally, on May 30, 2008, JPMorgan Chase completed the Merger, and as a result of the Merger, each outstanding share of Bear Stearns common stock (other than shares then held by JPMorgan Chase) was converted into the right to receive 0.21753 shares of common stock of JPMorgan Chase. Also, on May 30, 2008, the shares of common stock that JPMorgan Chase and Bear Stearns acquired from each other in the share exchange transaction were cancelled. From April 8, 2008, through May 30, 2008, JPMorgan Chase accounted for the investment in Bear Stearns under the equity method of accounting in accordance with APB 18. During this period, JPMorgan Chase recorded reductions to its investment in Bear Stearns representing its share of Bear Stearns net losses, which was recorded in other income and accumulated other comprehensive income.

In conjunction with the Merger, in June 2008, the Federal Reserve Bank of New York (the “FRBNY”) took control, through a limited liability company (“LLC”) formed for this purpose, of a portfolio of $30 billion in assets acquired from Bear Stearns, based on the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion, term loan from the FRBNY, and a $1.15 billion, subordinated note from JPMorgan Chase. The JPMorgan Chase note is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase note and the expenses of the LLC, will be for the account of the FRBNY.
For further discussion of the Merger, see Note 2 on pages 80–83 of this Form 10-Q.
Purchase of additional interest in Highbridge Capital Management
In January 2008, JPMorgan Chase purchased an additional equity interest in Highbridge Capital Management, LLC (“Highbridge”). As a result, the Firm owns 77.5% of Highbridge as of June 30, 2008. Highbridge is a manager of hedge funds with $28 billion of assets under management at June 30, 2008. The Firm acquired a majority interest in Highbridge in 2004.

EXECUTIVE OVERVIEW
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit and market risks, and the critical accounting estimates affecting the Firm and its various lines of business, this Form 10-Q should be read in its entirety.
Financial performance of JPMorgan Chase

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share and ratio data)	2008	2007	Change	2008	2007	Change

Selected income statement data
Total net revenue	$18,399	$18,908	(3)%	$35,289	$37,876	(7)%
Provision for credit losses	3,455	1,529	126	7,879	2,537	211
Total noninterest expense	12,177	11,028	10	21,108	21,656	(3)
Net income	2,003	4,234	(53)	4,376	9,021	(51)
Earnings per share — diluted	$0.54	$1.20	(55)%	$1.22	$2.55	(52)%
Return on common equity	6%	14%		7%	16%

Business overview
As previously noted, on May 30, 2008, the Firm completed the merger with Bear Stearns. The Merger created an expanded platform to better serve institutional clients, with new capabilities in prime brokerage and clearing and improved strength in equities, mortgage trading, commodities and asset management. The Firm has made substantial progress towards full integration of Bear Stearns with the Firm’s operations and in significantly reducing risk positions.
The Firm reported 2008 second-quarter net income of $2.0 billion, or $0.54 per share, compared with net income of $4.2 billion, or $1.20 per share, for the second quarter of 2007. Return on common equity for the quarter was 6%, compared with 14% in the prior year. Results in the second quarter of 2008 included a net loss of $540 million (after-tax) related to the merger with Bear Stearns. Excluding these merger-related items, net income would have been $2.5 billion. Additional factors contributing to the decline in net income from the second quarter of 2007 were an increase in the provision for credit losses reflecting higher estimated losses and an increase in the allowance for credit losses, higher total noninterest expense and lower total net revenue. Total net revenue for the second quarter of 2008 reflected markdowns on legacy leveraged loans and certain mortgage-related positions in the Investment Bank, lower levels of private equity gains and lower investment banking fees offset partially by an increase in net interest income. The provision for credit losses in the second quarter of 2008 reflected increases in the allowance for credit losses predominantly related to subprime and prime mortgage, wholesale and credit card loans, as well as for higher estimated losses across all home-lending products. The increase in total noninterest expense for the quarter was driven by higher compensation expense and the effect of the merger with Bear Stearns (including merger-related costs).
Net income for the first six months of 2008 was $4.4 billion, or $1.22 per share, compared with net income of $9.0 billion, or $2.55 per share, for the first six months of 2007. Return on common equity for the first six months of 2008 was 7%, compared with 16% for the same period in 2007. The lower results in the first half of 2008 were due to the same drivers highlighted for the second quarter: significantly higher credit provisions, markdowns on legacy leveraged loans and certain mortgage-related positions, lower private equity gains and the effect of the Bear Stearns merger, partially offset by lower total noninterest expense and higher net interest income. The increase in the provision for credit losses in the first six months of 2008 was the result of the same drivers as those highlighted for the second quarter of 2008, plus a significant increase in the allowance for home equity credit losses. Total noninterest expense for the first six months of 2008 declined compared to the prior year due to lower compensation expense.
Although the U.S. economy strengthened modestly in the second quarter of 2008, partly in response to fiscal stimulus actions, the negative effects of the credit market turmoil, declining housing prices and rising energy prices remained severe. Labor markets remained weak as unemployment climbed to 5.5% by the end of the quarter up from 4.6% in the prior-year quarter and 5.1% in the first quarter of 2008. Financial markets remained under considerable stress and funding markets continued to be affected by credit concerns. The S&P 500 stock index was down from both the end of the first quarter of 2008 and from the second quarter of 2007. Capital markets activity was generally consistent with the levels in the first quarter of 2008, but was down significantly compared with the levels in the first half of 2007. The Federal Reserve reduced the federal funds rate by 25 basis points in the quarter to 2.0%, a total reduction of 225 basis points year-to-date in 2008, while also providing increased term liquidity through the Primary Dealer Credit Facility. The global economy in the second quarter evolved along two different paths: the industrial economies continued to show signs of slowing growth, with some countries actually contracting in the quarter; conversely, developing economies continued to grow rapidly, although in many instances at slower rates than in 2007.
During the second quarter of 2008, the Firm’s performance was negatively affected by the overall global economic environment, as four of the Firm’s six principal lines of business posted lower net income than in the second quarter of 2007. The decline in net income in the Investment Bank reflected additional markdowns related to legacy leveraged loans and mortgage-related exposures. Lower results in Retail Financial Services and Card Services were driven by a higher provision for credit losses in each business reflecting the weakening consumer credit environment and declining housing prices, resulting in higher estimated losses. Asset Management’s net income decreased due to lower performance fees and the effects of lower markets. The lines of business did, however, continue to generate solid underlying business momentum, producing growth in balances, accounts and volumes. Commercial Banking and Treasury & Securities Services delivered record earnings and revenue, benefiting from continued double-digit growth in loans and deposits as well as increased client volumes, and RFS saw organic revenue growth as well. Notably the IB was ranked #1 for Global Investment Banking Fees and #1 for Global Debt, Equity and Equity-related volumes for the first half of 2008.
The discussion that follows highlights the current-quarter performance of each business segment, compared with the prior-year quarter, and discusses results on a managed basis unless otherwise noted. For more information about managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-18 of this Form 10-Q .
Investment Bank net income was lower compared with the second quarter of 2007, reflecting increased noninterest expense, lower total net revenue and a higher provision for credit losses. Total net revenue declined, driven largely by markdowns on legacy leveraged lending funded and unfunded commitments and certain mortgage-related positions. In addition, weak equities trading results and lower investment banking advisory fees contributed to the revenue decline. The decline was partially offset by strong performance in rates, currencies, emerging markets and credit trading, and strong client revenue in equities. The provision for credit losses reflected an increase in the allowance for credit losses due to the effect of a weakening credit environment. The increase in total noninterest expense was largely driven by higher compensation expense and the effect of the Merger.
Retail Financial Services net income declined due to a significant increase in the provision for credit losses, largely offset by revenue growth in all businesses within RFS. Higher total net revenue benefited from higher loan balances, higher net mortgage servicing revenue, higher mortgage production revenue, wider deposit spreads, increased deposit-related fees and higher deposit balances. The provision for credit losses increased substantially as housing price declines continued to result in significant increases in estimated losses, particularly for high loan-to-value home equity and mortgage loans. Total noninterest expense rose from the prior year, reflecting higher mortgage production and servicing expense, and investment in the retail distribution network.
Card Services net income decreased, driven by a higher provision for credit losses. Total managed net revenue increased slightly, as higher average managed loan balances, an increased level of fees and wider loan spreads were largely offset by the effect of higher revenue reversals associated with higher charge-offs. The managed provision for credit losses increased from the prior year due to a higher level of charge-offs and an increase in the allowance for loan losses reflecting higher estimated losses. Total noninterest expense was flat compared with the prior-year quarter.
Commercial Banking net income was a record, driven by record total net revenue and lower total noninterest expense. The increase in revenue resulted from double-digit growth in liability and loan balances and higher deposit-related fees, largely offset by spread compression in the liability and loan portfolios and a continued shift to narrower-spread liability products. The provision for credit losses largely reflected growth in loan balances. Total noninterest expense declined modestly compared with the prior year.
Treasury & Securities Services net income was a record, driven by record total net revenue, partially offset by higher total noninterest expense. Both Worldwide Securities Services and Treasury Services posted record revenue. Worldwide Securities Services revenue growth was driven by increased product usage by new and existing clients, wider spreads in securities lending and higher levels of market volatility in foreign exchange driven by recent market conditions. Partially offsetting these benefits was spread compression on liability products. Treasury Services revenue growth reflected higher liability balances and wider market-driven spreads as well as growth in electronic and trade loan volumes. Total noninterest expense was up, reflecting higher expense related to business and volume growth, as well as continued investment in new product platforms.

Asset Management net income decreased from the prior year reflecting lower revenue and higher noninterest expense. The decrease in revenue was driven by lower performance fees and the effect of lower markets. The lower revenue was predominantly offset by higher net asset flows, higher deposit and loan balances and the benefit of the Merger. The provision for credit losses increased from a benefit in the prior year, reflecting an increase in loan balances and a lower level of recoveries. The increase in total noninterest expense was largely driven by the effect of the Merger and increased headcount offset partially by lower performance-based compensation.
Corporate/Private Equity reported a net loss for the quarter compared with net income in the prior year. The net loss was driven by the after-tax effect of Bear Stearns merger-related items. These items included losses representing JPMorgan Chase’s equity ownership in Bear Stearns from April 8 to May 30, 2008, and other merger-related expense and revenue items. Also contributing to the decline in net income from the prior year were lower results in Private Equity, reflecting a lower level of gains. Providing a partial offset to these lower results was improved performance in Corporate (excluding the Bear Stearns merger-related items), which benefited from a higher level of securities gains (including a gain from the sale of MasterCard shares), a wider net interest spread and a decline in total noninterest expense (largely reflecting a lower level of litigation expense). These benefits were partially offset by an increase in the provision for credit losses for prime mortgage.
The Firm’s managed provision for credit losses was $4.3 billion, up $2.2 billion, or 102%, from the prior year, predominantly reflecting the effect of a weakening credit environment as well as loan growth. The total consumer-managed provision for credit losses was $3.8 billion, compared with $1.9 billion in the prior year. The current-quarter consumer provision reflected an increase in estimated losses across both the home-lending and credit card portfolios, including an increase to the allowance for credit losses predominantly related to subprime mortgage, prime mortgage and credit card loans. Consumer managed net charge-offs were $2.9 billion, compared with $1.6 billion in the second quarter of 2007, resulting in managed net charge-off rates of 3.08% and 1.90%, respectively. The wholesale provision for credit losses was $505 million, compared with $198 million in the prior year, reflecting an increase in the allowance for credit losses. Wholesale net charge-offs were $41 million, compared with net recoveries of $29 million, resulting in a net charge-off rate of 0.08% and a net recovery rate of 0.07%, respectively. The Firm had total nonperforming assets of $6.2 billion at June 30, 2008, up from the prior-year level of $2.4 billion.
Total stockholders’ equity at June 30, 2008, was $133.2 billion, and the Tier 1 capital ratio was 9.2%, compared with 8.4% at June 30, 2007.
Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for the third quarter of 2008 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm and its lines of business. The Firm’s current expectations are for the global and U.S. economic environments to continue to be weak, for capital markets to remain under stress and for a continued decline in U.S. housing prices. These factors have affected, and are likely to continue to adversely impact, the Firm’s credit losses, overall business volumes and earnings.
The consumer provision for credit losses could increase substantially as a result of a higher level of losses in Retail Financial Services’ $95.1 billion home equity loan portfolio, $14.8 billion subprime mortgage loan portfolio, $47.2 billion prime mortgage loan portfolio (mostly held in the Corporate/Private Equity segment), and in Card Services’ $155.4 billion managed credit card portfolio. Given the potential stress on the consumer from the continued downward pressure on housing prices and the elevated national inventory of unsold homes, management remains extremely cautious with respect to the home equity, mortgage and credit card portfolios. As described below, management expects continued deterioration in credit trends for the consumer portfolios which will likely require additions to the consumer loan loss allowance during the remainder of 2008. Housing price declines in specific geographic regions and slowing economic growth continue to drive higher estimated losses and nonperforming assets for the home equity and subprime mortgage segments and have increasingly affected the prime mortgage segment, due in part to the high concentration of more recent (2006 and later) originations in this portfolio. Based on management’s current economic outlook, quarterly net charge-offs in the home equity portfolio could continue to increase during the remainder of 2008; prime and subprime mortgage net charge-offs are expected to continue to rise significantly during the second half of 2008, with deterioration expected to continue into 2009. Continued housing price declines could also lead to increases in non-credit losses, including losses on repurchases of previously securitized loans and higher mortgage reinsurance losses. Management expects the managed net charge-off rate for Card Services to increase and potentially average 6% during 2009. These charge-off rates could increase if the economic environment continues to deteriorate. The wholesale provision for credit losses may also increase over time as a result of loan growth, portfolio activity and deterioration in underlying credit conditions.
The Investment Bank continues to be negatively affected by the disruption in the credit and mortgage markets, as well as by overall lower levels of liquidity and wider credit spreads. The continuation of these factors could potentially lead to reduced levels of client activity, lower investment banking fees and lower trading revenue. In addition, if the Firm’s own credit spreads tighten, the change in the fair value of certain trading liabilities would also negatively affect trading results. The Firm held $16.3 billion (gross notional) of legacy leveraged loans and unfunded commitments as held-for-sale as of June 30, 2008. Markdowns averaging 20% of the gross notional value have been taken on these legacy positions as of June 30, 2008. Leveraged loans and unfunded commitments are difficult to hedge effectively, and if market conditions further deteriorate, additional markdowns may be necessary on this asset class. The Investment Bank also held, at June 30, 2008, an aggregate $19.5 billion of prime and Alt-A mortgage exposure and $1.9 billion of subprime mortgage exposure. In addition, the Investment Bank had $11.6 billion of Commercial Mortgage-Backed Securities (“CMBS”) exposure, which is substantially credit hedged. These mortgage exposures could be adversely affected by worsening market conditions, further deterioration in the housing market and market activity reflecting distressed sellers. For the third quarter to date, trading conditions have substantially deteriorated versus the second quarter. In particular, spreads on mortgage-backed securities and loans have sharply widened causing the company to incur losses (net of hedges) of approximately $1.5 billion for the quarter to date.
Earnings in Treasury & Securities Services and Asset Management could deteriorate if business volumes or assets under management or supervision decline. Such declines could occur if the economy weakens, as a result of lower equity markets, lower volatility in certain products or the narrowing of spreads (which had recently been driven wider by market conditions). In addition, Treasury & Securities Services’ third-quarter 2008 results will not include the benefit of the seasonally-strong second quarter securities lending and depositary receipts activity. Management believes remaining Bear Stearns merger-related costs will be approximately $500 million (after-tax); these costs are expected to be largely incurred during the second half of 2008 (approximately $150 million per quarter). Management continues to believe the net quarterly loss in Corporate could average over time approximately $50 million to $100 million, excluding trading results related to the Firm’s investment portfolio and credit costs related to prime mortgage exposures which are expected to increase from second quarter levels (as discussed within the consumer outlook section above). Private Equity results, which are dependent upon the capital markets, could remain volatile and may be significantly lower in 2008 than 2007.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis. Factors that related primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 72–74 of this Form 10-Q and pages 96–98 of JPMorgan Chase’s 2007 Annual Report.
Total net revenue
The following table presents the components of total net revenue.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change

Investment banking fees	$1,612	$1,898	(15)%	$2,828	$3,637	(22)%
Principal transactions	752	3,713	(80)	(51)	8,200	NM
Lending & deposit-related fees	1,105	951	16	2,144	1,846	16
Asset management, administration and commissions	3,628	3,611	—	7,224	6,797	6
Securities gains (losses)	647	(223)	NM	680	(221)	NM
Mortgage fees and related income	696	523	33	1,221	999	22
Credit card income	1,803	1,714	5	3,599	3,277	10
Other income	(138)	553	NM	1,691	1,071	58

Noninterest revenue	10,105	12,740	(21)	19,336	25,606	(24)
Net interest income	8,294	6,168	34	15,953	12,270	30

Total net revenue	$18,399	$18,908	(3)	$35,289	$37,876	(7)

Total net revenue for the second quarter of 2008 was $18.4 billion, down $509 million, or 3%, from the prior year. The decline was due to lower principal transactions revenue, which reflected net markdowns on leveraged lending funded and unfunded commitments and mortgage-related net markdowns, and lower levels of private equity gains. In addition, the Firm’s share of Bear Stearns’ losses from April 8 to May 30, 2008, and lower investment banking fees contributed to the decline in revenue. Higher net interest income and a gain on the sale of MasterCard shares predominantly offset the decline. For the first six months of 2008, total net revenue was $35.3 billion, down $2.6 billion, or 7%, from the prior year, largely reflecting the same drivers as the quarter, as well as increases due to the proceeds from the sale of Visa shares in its initial public offering and higher asset management, administration and commissions revenue, which reflected higher brokerage commissions and growth in assets under custody and management.
Investment banking fees in the second quarter and first six months of 2008 declined from the record levels of the comparable periods last year. These results were predominantly driven by lower debt underwriting fees as well as lower advisory fees. For a further discussion of investment banking fees, which are primarily recorded in IB, see the IB segment results on pages 19–22 of this Form 10-Q.
Principal transactions revenue consists of trading revenue and private equity gains. The Firm’s trading activities in the second quarter and first six months of 2008 decreased significantly from the comparable periods in 2007, which reflected strong performance in most of the fixed income and equities products. The decrease for the quarter was largely due to net markdowns of $696 million on leveraged lending funded and unfunded commitments, as well as mortgage-related net markdowns of $405 million. Also contributing to the decrease was weaker Equity Markets trading results. Partially offsetting these declines was strong performance in rates, currencies, emerging markets, credit trading and equities client revenue, as well as a combined benefit of $314 million from the widening of the Firm’s credit spread on certain structured liabilities. The significant decrease in trading revenue for the first six months of 2008 was largely due to markdowns taken in the IB, including $1.8 billion on leveraged lending funded and unfunded commitments and $1.6 billion on mortgage-related positions. These markdowns were offset partially by strong performances in rates, currencies, emerging markets, credit trading and equities client revenue, as well as a combined benefit of $1.3 billion from the widening of the Firm’s credit spread on certain structured liabilities. Private equity gains also declined significantly compared with the second quarter and first six months of 2007, driven by lower gains. In addition, the first quarter of 2007 included a fair value adjustment related to the adoption of SFAS 157 (“Fair Value Measurements”). For a further discussion of principal transactions revenue, see the IB and Corporate/Private Equity segment results on pages 19–22 and 43–45, respectively, and Note 5 on pages 92–94 of this Form 10-Q.

Lending & deposit-related fees rose from the second quarter and first six months of 2007, predominantly resulting from higher deposit-related fees. For a further discussion of lending & deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 23–29, the TSS segment results on pages 36–38, and the CB segment results on pages 34–36 of this Form 10-Q.
The increase in asset management, administration and commissions revenue compared with the second quarter and first six months of 2007 was largely due to increased commissions revenue due mainly to higher brokerage transaction volume (primarily included within equity markets revenue of IB) and the absence of a charge in RFS in the first quarter of 2007, resulting from accelerated surrenders of customer annuity contracts. TSS also contributed to the increase in asset management, administration and commissions, driven by increased product usage by new and existing clients (largely in custody, funds services and depositary receipts). For the second quarter and first six months of 2008, asset management fees in AM were down slightly due to lower performance fees and the impact of market movements. This decline was largely offset by the impact of growth in assets under management, due to liquidity product inflows across all segments and alternative product inflows in the Institutional and Private Bank client segments. For additional information on these fees and commissions, see the segment discussions for IB on pages 19–22, RFS on pages 23–29, TSS on pages 36–38, and AM on pages 39–42, of this Form 10-Q.
The favorable variances resulting from securities gains for the second quarter and first six months of 2008, compared with securities losses in the same periods in 2007, were predominantly driven by a gain of $668 million from the sale of MasterCard shares and a repositioning of the Corporate investment securities portfolio. For a further discussion of securities gains, which are mostly recorded in the Firm’s Corporate business, see the Corporate/Private Equity segment discussion on pages 43–45 of this Form 10-Q.
Mortgage fees and related income increased from the second quarter of 2007, driven by higher net mortgage servicing revenue, which benefited from an improvement in mortgage servicing rights (“MSR”) risk management results and increased loan servicing revenue, and higher production revenue, which benefited from higher loan originations. Mortgage fees and related income also increased from the first six months of 2007, driven predominantly by increased production revenue and higher net mortgage servicing revenue. For a discussion of mortgage fees and related income, which is recorded primarily in RFS’ Mortgage Banking business, see the Mortgage Banking discussion on pages 27–28 of this Form 10-Q.
Credit card income increased from the second quarter and first six months of 2007, due to higher interchange income from higher credit card charge volume in CS and higher debit card transaction volume in RFS, and higher servicing fees earned in connection with CS securitization activities, predominantly reflecting wider loan margins. Also contributing to the increase was higher revenue from fee-based products. These were offset partially by increases in volume-driven payments to partners and expense related to reward programs. For a further discussion of credit card income, see CS’ segment results on pages 30–33 of this Form 10-Q.
The decrease in other income from the second quarter of 2007 was predominantly due to losses of $423 million after tax reflecting the Firm’s 49.4% ownership in Bear Stearns’ losses from April 8 to May 30, 2008, markdowns on certain investments, higher losses on other real estate owned and lower gains related to the sale of securities acquired in the satisfaction of debt. These losses were partially offset by higher credit card net securitization gains and automobile operating lease revenue. For the first six months of 2008, other income increased due to the proceeds from the sale of Visa shares in its initial public offering ($1.5 billion pretax), partially offset by the net unfavorable impact of the aforementioned items.
Net interest income rose from the second quarter and first six months of 2007, primarily due to the following: higher trading-related net interest income, wider spreads on higher balances of consumer loans, growth in liability and deposit balances in the wholesale and consumer businesses, and a wider net interest spread in the Corporate business. These benefits were offset partly by spread compression on deposit and liability products. The Firm’s total average interest-earning assets for the second quarter of 2008 were $1.3 trillion, up 15% from the second quarter of 2007. The increase was predominantly driven by higher loans, federal funds sold and securities purchased under resale agreements, deposits with banks, other assets and available-for-sale (“AFS”) securities. The net interest yield on these assets, on a fully taxable equivalent basis, was 2.71%, an increase of 41 basis points from the second quarter of 2007. The Firm’s total average interest earning assets for the first six months of 2008 were $1.2 trillion, up 15% from the first six months of 2007, driven by the aforementioned items, as well as higher trading assets – debt instruments. The net interest yield on these assets, on a fully taxable equivalent basis, was 2.65%, an increase of 31 basis points from the first six months of 2007.

Provision for credit losses	Three months ended June 30,			Six months ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change

Provision for credit losses	$3,455	$1,529	126%	$7,879	$2,537	211%

Provision for credit losses
The provision for credit losses in the second quarter and first half of 2008 rose from the comparable prior-year periods, due to increases in both the consumer and wholesale provisions. The increase in the consumer provision reflected increases in estimated losses for the home equity, subprime mortgage, prime mortgage and credit card loan portfolios. The increase to wholesale provision for the second quarter and first half of 2008 compared with prior periods was primarily driven by the effect of a weakening credit environment. The first half of 2008 also included the effect of the transfer of funded and unfunded leverage lending commitments to retained loans from held-for-sale. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 23–29, CS on pages 30–33, IB on pages 19–22, CB on pages 34–36 and Credit Risk Management on pages 55–68 of this Form 10-Q.
Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change

Compensation expense	$6,913	$6,309	10%	$11,864	$12,543	(5)%
Occupancy expense	669	652	3	1,317	1,292	2
Technology, communications and equipment expense	1,028	921	12	1,996	1,843	8
Professional & outside services	1,450	1,259	15	2,783	2,459	13
Marketing	413	457	(10)	959	939	2
Other expense	1,233	1,013	22	1,402	1,748	(20)
Amortization of intangibles	316	353	(10)	632	706	(10)
Merger costs	155	64	142	155	126	23

Total noninterest expense	$12,177	$11,028	10	$21,108	$21,656	(3)

Total noninterest expense for the second quarter of 2008 was $12.2 billion, up $1.1 billion, or 10%, from the second quarter of 2007. The increase was driven by higher compensation expense, the merger with Bear Stearns (including merger-related costs) and higher mortgage production and servicing expense. For the first six months of 2008, total noninterest expense was $21.1 billion, down $548 million, or 3%, from the prior year, primarily due to lower performance-based incentives.
The increase in compensation expense from the second quarter of 2007 was predominantly driven by the merger with Bear Stearns and additional headcount due to investment in the businesses. Compensation expense for the first six months of 2008 decreased from the prior-year period, primarily due to lower performance-based compensation, partially offset by the aforementioned items.
The increases in occupancy expense from the second quarter and first six months of 2007 were driven by the merger with Bear Stearns.
Technology, communications and equipment expense increased compared with the second quarter and first six months of 2007, due to higher technology expense related to business growth, the merger with Bear Stearns and higher depreciation expense on owned automobiles subject to operating leases in the Auto Finance business.
Professional & outside services rose from the second quarter and first six months of 2007, reflecting the merger with Bear Stearns, higher expense related to business and volume growth, including higher brokerage expense in IB and continued investment in new product platforms in TSS.
Marketing expense decreased compared with the second quarter of 2007, reflecting lower retail and credit card marketing expense. The increase in marketing expense from the first six months of 2007 was due to higher credit card marketing expense, partly offset by lower retail marketing expense.

The increase in other expense from the second quarter of 2007 was due to higher mortgage production and servicing expense, the merger with Bear Stearns and higher litigation expense. For the first six months of 2008, other expense decreased due largely to a net reduction of litigation expense, offset partially by higher mortgage production and servicing expense and the merger with Bear Stearns.
For a discussion of amortization of intangibles and merger costs, refer to Note 18 and Note 10 on pages 114–116 and 97, respectively, of this Form 10-Q.
Income tax expense
The Firm’s income before income tax expense, income tax expense and effective tax rate were as follows for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions, except rate)	2008	2007	2008	2007

Income before income tax expense	$2,767	$6,351	$6,302	$13,683
Income tax expense	764	2,117	1,926	4,662
Effective tax rate	27.6%	33.3%	30.6%	34.1%

The decrease in the effective tax rate for the second quarter and first six months of 2008, compared with the same periods for 2007, was the result of lower reported pretax income combined with an increased proportion of income that was not subject to U.S. federal income taxes, and a benefit from the release of deferred tax liabilities associated with earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely. These benefits were partially offset by losses representing the Firm’s 49.4% ownership in Bear Stearns’ losses from April 8 to May 30, 2008, for which no income tax benefit was recorded.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 76–79 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with SFAS 140 remain on the Consolidated Balance Sheets and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based upon managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis results for CS, see CS segment results on pages 30–33 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 16 on pages 103–109 of this Form 10-Q.
Total net revenue for each of the business segments and the Firm is presented on a FTE basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits is presented in the managed results on a basis comparable to taxable securities and investments. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense.
Management also uses certain non-GAAP financial measures at the business segment level because it believes these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and therefore facilitate a comparison of the business segment with the performance of its competitors.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30, 2008
			Fully tax-
	Reported	Credit	equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$1,612	$—	$—	$1,612
Principal transactions	752	—	—	752
Lending & deposit-related fees	1,105	—	—	1,105
Asset management, administration and commissions	3,628	—	—	3,628
Securities gains	647	—	—	647
Mortgage fees and related income	696	—	—	696
Credit card income	1,803	(843)	—	960
Other income	(138)	—	247	109

Noninterest revenue	10,105	(843)	247	9,509
Net interest income	8,294	1,673	202	10,169

Total net revenue	18,399	830	449	19,678
Provision for credit losses	3,455	830	—	4,285
Noninterest expense	12,177	—	—	12,177

Income before income tax expense	2,767	—	449	3,216
Income tax expense	764	—	449	1,213

Net income	$2,003	$—	$—	$2,003

Diluted earnings per share	$0.54	$—	$—	$0.54

Return on common equity	6%	—%	—%	6%
Return on equity less goodwill	10	—	—	10
Return on assets	0.48	NM	NM	0.46
Overhead ratio	66	NM	NM	62

	Three months ended June 30, 2007
			Fully tax-
	Reported	Credit	equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$1,898	$—	$—	$1,898
Principal transactions	3,713	—	—	3,713
Lending & deposit-related fees	951	—	—	951
Asset management, administration and commissions	3,611	—	—	3,611
Securities gains	(223)	—	—	(223)
Mortgage fees and related income	523	—	—	523
Credit card income	1,714	(788)	—	926
Other income	553	—	199	752

Noninterest revenue	12,740	(788)	199	12,151
Net interest income	6,168	1,378	122	7,668

Total net revenue	18,908	590	321	19,819
Provision for credit losses	1,529	590	—	2,119
Noninterest expense	11,028	—	—	11,028

Income before income tax expense	6,351	—	321	6,672
Income tax expense	2,117	—	321	2,438

Net income	$4,234	$—	$—	$4,234

Diluted earnings per share	$1.20	$—	$—	$1.20

Return on common equity	14%	—%	—%	14%
Return on equity less goodwill	23	—	—	23
Return on assets	1.19	NM	NM	1.13
Overhead ratio	58	NM	NM	56

	Six months ended June 30, 2008
			Fully tax-
	Reported	Credit	equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$2,828	$—	$—	$2,828
Principal transactions	(51)	—	—	(51)
Lending & deposit-related fees	2,144	—	—	2,144
Asset management, administration and commissions	7,224	—	—	7,224
Securities gains	680	—	—	680
Mortgage fees and related income	1,221	—	—	1,221
Credit card income	3,599	(1,780)	—	1,819
Other income	1,691	—	450	2,141

Noninterest revenue	19,336	(1,780)	450	18,006
Net interest income	15,953	3,291	326	19,570

Total net revenue	35,289	1,511	776	37,576
Provision for credit losses	7,879	1,511	—	9,390
Noninterest expense	21,108	—	—	21,108

Income before income tax expense	6,302	—	776	7,078
Income tax expense	1,926	—	776	2,702

Net income	$4,376	$—	$—	$4,376

Diluted earnings per share	$1.22	$—	$—	$1.22

Return on common equity	7%	—%	—%	7%
Return on equity less goodwill	11	—	—	11
Return on assets	0.54	NM	NM	0.52
Overhead ratio	60	NM	NM	56

	Six months ended June 30, 2007
			Fully tax-
	Reported	Credit	equivalent	Managed
(in millions, except per share and ratio data)	results	card(a)	adjustments	basis

Revenue
Investment banking fees	$3,637	$—	$—	$3,637
Principal transactions	8,200	—	—	8,200
Lending & deposit-related fees	1,846	—	—	1,846
Asset management, administration and commissions	6,797	—	—	6,797
Securities gains	(221)	—	—	(221)
Mortgage fees and related income	999	—	—	999
Credit card income	3,277	(1,534)	—	1,743
Other income	1,071	—	309	1,380

Noninterest revenue	25,606	(1,534)	309	24,381
Net interest income	12,270	2,717	192	15,179

Total net revenue	37,876	1,183	501	39,560
Provision for credit losses	2,537	1,183	—	3,720
Noninterest expense	21,656	—	—	21,656

Income before income tax expense	13,683	—	501	14,184
Income tax expense	4,662	—	501	5,163

Net income	$9,021	$—	$—	$9,021

Diluted earnings per share	$2.55	$—	$—	$2.55

Return on common equity	16%	—%	—%	16%
Return on equity less goodwill	25	—	—	25
Return on assets	1.29	NM	NM	1.24
Overhead ratio	57	NM	NM	55

(a)	Credit card securitizations affect CS. See pages 30-33 of this Form 10-Q for further information.

Three months ended June 30,	2008			2007
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$538,029	$79,120	$617,149	$465,037	$67,506	$532,543
Total assets – average	1,668,699	74,580	1,743,279	1,431,986	65,920	1,497,906

Six months ended June 30,	2008			2007
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans – Period-end	$538,029	$79,120	$617,149	$465,037	$67,506	$532,543
Total assets – average	1,619,248	73,084	1,692,332	1,405,597	65,519	1,471,116

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based upon the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For further discussion of Business Segment Results, see pages 38-39 of JPMorgan Chase’s 2007 Annual Report.
As part of the Bear Stearns merger integration, the businesses of Bear Stearns were reviewed and aligned with the business segments of JPMorgan Chase. The Merger predominantly affected the IB and AM lines of business. The impact of the Merger on the JPMorgan Chase business segments is discussed in the segment results of the applicable line of business.
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
Segment Results – Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

Three months ended June 30,	Total net revenue			Noninterest expense			Net income (loss)			Return on equity
(in millions, except ratios)	2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007

Investment Bank	$5,470	$5,798	(6)%	$4,734	$3,854	23%	$394	$1,179	(67)%	7%	23%
Retail Financial Services	5,015	4,357	15	2,670	2,484	7	606	785	(23)	14	20
Card Services	3,775	3,717	2	1,185	1,188	—	250	759	(67)	7	22
Commercial Banking	1,106	1,007	10	476	496	(4)	355	284	25	20	18
Treasury & Securities Services	2,019	1,741	16	1,317	1,149	15	425	352	21	49	47
Asset Management	2,064	2,137	(3)	1,400	1,355	3	395	493	(20)	31	53
Corporate/Private Equity	229	1,062	(78)	395	502	(21)	(422)	382	NM	NM	NM

Total	$19,678	$19,819	(1)%	$12,177	$11,028	10%	$2,003	$4,234	(53)%	6%	14%

Six months ended June 30,	Total net revenue			Noninterest expense			Net income			Return on equity
(in millions, except ratios)	2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007

Investment Bank	$8,481	$12,052	(30)%	$7,287	$7,685	(5)%	$307	$2,719	(89)%	3%	26%
Retail Financial Services	9,717	8,463	15	5,240	4,891	7	379	1,644	(77)	4	21
Card Services	7,679	7,397	4	2,457	2,429	1	859	1,524	(44)	12	22
Commercial Banking	2,173	2,010	8	961	981	(2)	647	588	10	19	19
Treasury & Securities Services	3,932	3,267	20	2,545	2,224	14	828	615	35	48	41
Asset Management	3,965	4,041	(2)	2,723	2,590	5	751	918	(18)	30	49
Corporate/Private Equity	1,629	2,330	(30)	(105)	856	NM	605	1,013	(40)	NM	NM

Total	$37,576	$39,560	(5)%	$21,108	$21,656	(3)%	$4,376	$9,021	(51)%	7%	16%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 40-42 of JPMorgan Chase’s 2007 Annual Report and page 4 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Revenue
Investment banking fees	$1,735	$1,900	(9)%	$2,941	$3,629	(19)%
Principal transactions	838	2,325	(64)	40	5,467	(99)
Lending & deposit-related fees	105	93	13	207	186	11
Asset management, administration and commissions	709	643	10	1,453	1,284	13
All other income	(226)	122	NM	(292)	164	NM

Noninterest revenue	3,161	5,083	(38)	4,349	10,730	(59)
Net interest income	2,309	715	223	4,132	1,322	213

Total net revenue(a)	5,470	5,798	(6)	8,481	12,052	(30)
Provision for credit losses	398	164	143	1,016	227	348
Credit reimbursement from TSS(b)	30	30	—	60	60	—

Noninterest expense
Compensation expense	3,132	2,589	21	4,373	5,226	(16)
Noncompensation expense	1,602	1,265	27	2,914	2,459	19

Total noninterest expense	4,734	3,854	23	7,287	7,685	(5)

Income (loss) before income tax expense	368	1,810	(80)	238	4,200	(94)
Income tax expense (benefit)	(26)	631	NM	(69)	1,481	NM

Net income (loss)	$394	$1,179	(67)	$307	$2,719	(89)

Financial ratios
ROE	7%	23%		3%	26%
ROA	0.19	0.68		0.08	0.81
Overhead ratio	87	66		86	64
Compensation expense as a % of total net revenue	57	45		52	43

Revenue by business
Investment banking fees:
Advisory	$370	$560	(34)	$853	$1,032	(17)
Equity underwriting	542	509	6	901	902	—
Debt underwriting	823	831	(1)	1,187	1,695	(30)

Total investment banking fees	1,735	1,900	(9)	2,941	3,629	(19)
Fixed income markets	2,347	2,445	(4)	2,813	5,037	(44)
Equity markets	1,079	1,249	(14)	2,055	2,788	(26)
Credit portfolio	309	204	51	672	598	12

Total net revenue	$5,470	$5,798	(6)	$8,481	$12,052	(30)

Revenue by region
Americas	$3,165	$2,655	19	$3,701	$6,021	(39)
Europe/Middle East/Africa	1,512	2,327	(35)	3,153	4,578	(31)
Asia/Pacific	793	816	(3)	1,627	1,453	12

Total net revenue	$5,470	$5,798	(6)	$8,481	$12,052	(30)

(a)
Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments and income tax credits related to affordable housing investments, of $404 million and $290 million for the quarters ended June 30, 2008 and 2007, respectively, and $693 million and $442 million for year-to-date 2008 and 2007, respectively.

(b)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.

Quarterly results
Net income was $394 million, a decrease from $1.2 billion in the prior year. The lower results reflected increased noninterest expense, a decline in total net revenue and a higher provision for credit losses, partially offset by the benefit of reduced deferred tax liabilities.
Total net revenue was $5.5 billion, a decrease of $328 million, or 6%, from the prior year. Investment banking fees were $1.7 billion (the second-highest quarter ever), down 9% from the prior year. Advisory fees of $370 million were down 34% from the prior year, reflecting reduced levels of activity. Debt underwriting fees of $823 million were down 1%, driven by a decline in loan syndication fees reflecting market conditions offset by higher bond underwriting fees. Equity underwriting fees were $542 million, up 6% from the prior year. Fixed Income Markets revenue was $2.3 billion, down $98 million, or 4%, from the prior year, driven largely by net markdowns of $696 million on leveraged lending funded and unfunded commitments, as well as mortgage-related net markdowns of $405 million. These marks were partially offset by strong performance in rates, currencies, emerging markets, and credit trading, as well as gains of $165 million from the widening of the Firm’s credit spread on certain structured liabilities. Equity Markets revenue was $1.1 billion, down $170 million, or 14% from the prior year, driven by weak trading results offset partially by strong client revenue and a gain of $149 million from the widening of the Firm’s credit spread on certain structured liabilities. Credit Portfolio revenue was $309 million, up $105 million, or 51% from the prior year, reflecting increased net interest income on higher loan balances.
The provision for credit losses was $398 million, compared with $164 million in the prior year. The current-quarter provision reflects a weakening credit environment. Net recoveries were $8 million, compared with net recoveries of $16 million in the prior year. The allowance for loan losses to total loans retained was 3.19% for the current quarter, an increase from 1.76% in the prior year.
Average loans retained were $76.2 billion, an increase of $17.2 billion, or 29%, from the prior year, largely driven by growth in acquisition finance activity, including leveraged lending, and a facility extended to Bear Stearns. Average fair value and held-for-sale loans were $20.4 billion, up $5.6 billion, or 38%, from the prior year.
Noninterest expense was $4.7 billion, an increase of $880 million, or 23%, from the prior year, largely driven by higher compensation expense and the Merger.
Year-to-date results
Net income was $307 million, down 89%, or $2.4 billion, from the prior year. The lower results reflected a decline in total net revenue and a higher provision for credit losses, partially offset by lower noninterest expense.
Total net revenue was $8.5 billion, a decrease of $3.6 billion, or 30%, from the prior year. Investment banking fees were $2.9 billion, down 19% from the prior year, predominantly reflecting lower debt underwriting and advisory fees. Advisory fees of $853 million were down 17% from the prior year reflecting reduced levels of activity. Debt underwriting fees of $1.2 billion were down 30%, driven by lower loan syndication and bond underwriting fees, reflecting market conditions. Equity underwriting fees of $901 million were flat to the prior year. Fixed Income Markets revenue was $2.8 billion, down $2.2 billion, or 44%, from the prior year driven largely by net markdowns of $1.8 billion on leveraged lending funded and unfunded commitments and mortgage-related net markdowns of approximately $1.6 billion. These marks were partially offset by strong performance in rates, currencies, credit trading, and emerging markets as well as gains of $827 million from the widening of the Firm’s credit spread on certain structured liabilities. Equity Markets revenue was $2.1 billion, down $733 million, or 26% from the prior year, driven by weak trading results offset partially by strong client revenue and a gain of $436 million from the widening of the Firm’s credit spread on certain structured liabilities. Credit Portfolio revenue was $672 million, up $74 million, or 12% from the prior year, reflecting higher net interest income on higher loan balances.
The provision for credit losses was $1.0 billion, compared with $227 million in the prior year, primarily reflecting an increase in the allowance for credit losses due to the effect of a weakening credit environment as well as the effect of the transfer of funded and unfunded leverage lending commitments to retained loans from held-for-sale. The allowance for loan losses to total loans retained was 3.23% compared with 1.76% in the prior year.
Total average loans retained were $75.2 billion, an increase of $16.2 billion, or 27%, from the prior year, principally driven by growth in acquisition finance activity, including leveraged lending, as well as liquidity financing and the Bear Stearns financing. Average fair value and held-for-sale loans were $20.0 billion, up $5.8 billion, or 41%, from the prior year.
Noninterest expense was $7.3 billion, a decrease of $398 million, or 5%, from the prior year, driven by lower compensation expense, partially offset by higher noncompensation expense and the Merger.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratio data)	2008	2007	Change	2008	2007	Change

Selected average balances
Total assets	$814,860	$696,230	17%	$785,344	$677,581	16%
Trading assets-debt and equity instruments	367,184	359,387	2	368,320	347,320	6
Trading assets-derivatives receivables	99,395	58,520	70	94,814	57,465	65
Loans:
Loans retained(a)	76,239	59,065	29	75,173	59,019	27
Loans held-for-sale and loans at fair value	20,440	14,794	38	20,026	14,242	41

Total loans	96,679	73,859	31	95,199	73,261	30
Adjusted assets(b)	676,777	603,839	12	669,598	588,016	14
Equity	23,319	21,000	11	22,659	21,000	8

Headcount	37,057	25,356	46	37,057	25,356	46
Credit data and quality statistics
Net charge-offs (recoveries)	$(8)	$(16)	50	$5	$(22)	NM
Nonperforming assets:
Nonperforming loans(c)	313	72	335	313	72	335
Other nonperforming assets	177	47	277	177	47	277
Allowance for credit losses:
Allowance for loan losses	2,429	1,037	134	2,429	1,037	134
Allowance for lending-related commitments	469	487	(4)	469	487	(4)

Total allowance for credit losses	2,898	1,524	90	2,898	1,524	90

Net charge-off (recovery) rate(c)(d)	(0.04)%	(0.11)%		0.01%	(0.08)%
Allowance for loan losses to average loans(c)(d)	3.19 (i)	1.76		3.23 (i)	1.76
Allowance for loan losses to nonperforming loans(c)	843	2,206		843	2,206
Nonperforming loans to average loans	0.32	0.10		0.33	0.10
Market risk-average trading and credit portfolio VAR(e)
By risk type:
Fixed income	$155	$74	109	$137	$60	128
Foreign exchange	26	20	30	30	19	58
Equities	30	51	(41)	31	46	(33)
Commodities and other	31	40	(23)	29	37	(22)
Diversification(f)	(92)	(73)	(26)	(91)	(65)	(40)

Total trading VAR(g)	150	112	34	136	97	40
Credit portfolio VAR(h)	35	12	192	33	12	175
Diversification(f)	(36)	(14)	(157)	(34)	(12)	(183)

Total trading and credit portfolio VAR	$149	$110	35	$135	$97	39

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans at fair value.
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

(c)
Nonperforming loans include loans held-for-sale and loans at fair value of $25 million at both June 30, 2008, and June 30, 2007, which were excluded from the allowance coverage ratios. Nonperforming loans excluded distressed loans held-for-sale that were purchased as part of IB’s proprietary activities.

(d)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and net charge-off (recovery) rate.
(e)
Results for second quarter 2008 include one month of the combined Firm’s results and two months of heritage JPMorgan Chase results. All prior periods reflect heritage JPMorgan Chase results. For a more complete description of value-at-risk (“VAR”), see pages 69-70 of this Form 10-Q.

(f)
Average VARs were less than the sum of the VARs of their market risk components, which was due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is usually less than the sum of the risks of the positions themselves.

(g)
Trading VAR includes predominantly all trading activities in IB; however, particular risk parameters of certain products are not fully captured, for example, correlation risk or the credit spread sensitivity of certain mortgage products. Trading VAR does not include VAR related to held-for-sale funded loans and unfunded commitments, nor the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 71 of this Form 10-Q for further details. Trading VAR also does not include the MSR portfolio or VAR related to other corporate functions, such as Corporate/Private Equity.

(h)
Included VAR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which were all reported in principal transactions revenue. The VAR does not include the retained loan portfolio.

(i)
Excluding the impact of a loan originated in March, 2008 to Bear Stearns, the adjusted ratio would be 3.46% for the quarter ended June 30, 2008, and 3.40% for year-to-date 2008. The average balance of the loan extended to Bear Stearns was $6.0 billion for the quarter ended June 30, 2008, and $3.8 billion for year-to-date 2008. The allowance for loan losses to period-end loans was 3.35% at June 30, 2008.

According to Thomson Reuters, for the first six months of 2008, the Firm was ranked #1 in Global Debt, Equity and Equity-Related; #1 in Global Equity and Equity-Related; #1 in Global Syndicated Loans; #1 in Global Long-term Debt and #3 in Global Announced M&A based upon volume.

	Six months ended June 30, 2008		Full Year 2007
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	9%	#1	8%	#2
Global syndicated loans	13	#1	13	#1
Global long-term debt(b)	9	#1	7	#3
Global equity and equity-related(c)	11	#1	9	#2
Global announced M&A(d)	27	#3	27	#4
U.S. debt, equity and equity-related	15	#1	10	#2
U.S. syndicated loans	30	#1	24	#1
U.S. long-term debt(b)	15	#1	10	#2
U.S. equity and equity-related(c)	13	#3	11	#5
U.S. announced M&A(d)	41	#3	28	#3

(a)	Source: Thomson Reuters. The results for the six months ended June 30, 2008, are pro forma for the merger with Bear Stearns. Full-year 2007 results represent heritage JPMorgan Chase only.
(b)	Includes asset-backed securities, mortgage-backed securities and municipal securities.
(c)	Includes rights offerings; U.S. domiciled equity and equity-related transactions.
(d)
Global announced M&A is based upon rank value; all other rankings are based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. Global and U.S. announced M&A market share and rankings for 2007 included transactions withdrawn since December 31, 2007. U.S. announced M&A represents any U.S. involvement ranking.

RETAIL FINANCIAL SERVICES

For a discussion of the business profile of RFS, see pages 43-48 of JPMorgan Chase’s 2007 Annual Report and page 4 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Revenue
Lending & deposit-related fees	$497	$470	6%	$958	$893	7%
Asset management, administration and commissions	375	344	9	752	607	24
Mortgage fees and related income	696	495	41	1,221	977	25
Credit card income	194	163	19	368	305	21
Other income	198	212	(7)	352	391	(10)

Noninterest revenue	1,960	1,684	16	3,651	3,173	15
Net interest income	3,055	2,673	14	6,066	5,290	15

Total net revenue	5,015	4,357	15	9,717	8,463	15

Provision for credit losses	1,332	587	127	3,824	879	335

Noninterest expense
Compensation expense	1,184	1,104	7	2,344	2,169	8
Noncompensation expense	1,386	1,264	10	2,696	2,488	8
Amortization of intangibles	100	116	(14)	200	234	(15)

Total noninterest expense	2,670	2,484	7	5,240	4,891	7

Income (loss) before income tax expense	1,013	1,286	(21)	653	2,693	(76)
Income tax expense (benefit)	407	501	(19)	274	1,049	(74)

Net income (loss)	$606	$785	(23)	$379	$1,644	(77)

Financial ratios
ROE	14%	20%		4%	21%
Overhead ratio	53	57		54	58
Overhead ratio excluding core deposit intangibles(a)	51	54		52	55

(a)
Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $99 million and $115 million for the quarters ended June 30, 2008 and 2007, respectively, and $198 million and $231 million for year-to-date June 30, 2008 and 2007, respectively.

Quarterly results
Net income was $606 million, a decrease of $179 million, or 23%, from the prior year, as a significant increase in the provision for credit losses in Regional Banking was offset largely by revenue growth in all businesses.
Total net revenue was $5.0 billion, an increase of $658 million, or 15%, from the prior year. Net interest income was $3.0 billion, up $382 million, or 14%, due to higher loan balances, wider deposit spreads and higher deposit balances. Noninterest revenue was $2.0 billion, up $276 million, or 16%, driven by higher net mortgage servicing revenue, higher mortgage production revenue and increased deposit-related fees.
The provision for credit losses was $1.3 billion, as housing price declines have continued to result in significant increases in estimated losses, particularly for high loan-to-value home equity and mortgage loans. Home equity net charge-offs were $511 million (2.16% net charge-off rate), compared with $98 million (0.44% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $192 million (4.98% net charge-off rate), compared with $26 million (1.21% net charge-off rate) in the prior year. Prime mortgage net charge-offs (including net charge-offs reflected in the Corporate/Private Equity segment) were $104 million (0.91% net charge-off rate), compared with $4 million (0.05% net charge-off rate) in the prior year. The current-quarter provision includes an increase in the allowance for loan losses of $430 million due to increases in estimated losses in the subprime and prime mortgage portfolios. An additional increase in the allowance for loan losses for prime mortgage loans of $170 million has been reflected in the Corporate/Private Equity segment.

Noninterest expense was $2.7 billion, an increase of $186 million, or 7%, from the prior year, reflecting higher mortgage production and servicing expense, and investment in the retail distribution network.
Year-to-date results
Net income was $379 million, a decrease of $1.3 billion, or 77%, from the prior year, as a significant increase in the provision for credit losses in Regional Banking was offset partially by revenue growth in all businesses.
Total net revenue was $9.7 billion, an increase of $1.3 billion, or 15%, from the prior year. Net interest income was $6.1 billion, up $776 million, or 15%, due to higher loan balances and spreads, wider deposit spreads, and higher deposit balances. These benefits were offset partially by a shift to narrower spread deposit products. Noninterest revenue was $3.6 billion, up $478 million, or 15%, driven by increased deposit-related fees, higher net mortgage servicing revenue, higher mortgage production revenue and the absence of a prior-year charge resulting from accelerated surrenders of customer annuity contracts.
The provision for credit losses was $3.8 billion, as housing price declines have continued to result in significant increases in estimated losses, particularly for high loan-to-value home equity and mortgage loans. Home equity net charge-offs were $958 million (2.03% net charge-off rate), compared with $166 million (0.38% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $341 million (4.41% net charge-off rate), compared with $46 million (1.09% net charge-off rate) in the prior year. Prime mortgage net charge-offs (including net charge-offs reflected in the Corporate/Private Equity segment) were $154 million (0.70% net charge-off rate), compared with $7 million (0.05% net charge-off rate) in the prior year. The year-to-date provision includes an increase in the allowance for loan losses of $1.1 billion for Home Equity loans and $943 million for the subprime and prime mortgage portfolios. An additional increase in the allowance for loan losses for prime mortgage loans of $330 million has been reflected in the Corporate/Private Equity segment.
Noninterest expense was $5.2 billion, an increase of $349 million, or 7%, from the prior year, reflecting higher mortgage production and servicing expense, and investment in the retail distribution network.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2008	2007	Change	2008	2007	Change

Selected ending balances
Assets	$230,695	$217,421	6%	$230,695	$217,421	6%
Loans:
Loans retained	187,595	166,992	12	187,595	166,992	12
Loans held-for-sale and loans at fair value(a)	16,282	23,501	(31)	16,282	23,501	(31)

Total loans	203,877	190,493	7	203,877	190,493	7
Deposits	223,121	217,689	2	223,121	217,689	2

Selected average balances
Assets	$232,725	$216,692	7	$230,143	$216,912	6
Loans:
Loans retained	185,993	165,136	13	184,106	163,946	12
Loans held-for-sale and loans at fair value(a)	20,492	25,166	(19)	19,167	26,692	(28)

Total loans	206,485	190,302	9	203,273	190,638	7
Deposits	226,487	219,171	3	226,021	218,058	4
Equity	17,000	16,000	6	17,000	16,000	6

Headcount	69,550	68,254	2	69,550	68,254	2

Credit data and quality statistics
Net charge-offs	$941	$270	249	$1,730	$455	280
Nonperforming loans(b)(c)(d)	3,515	1,597	120	3,515	1,597	120
Nonperforming assets(b)(c)(d)	4,123	1,936	113	4,123	1,936	113
Allowance for loan losses	4,475	1,772	153	4,475	1,772	153

Net charge-off rate(e)(f)	1.99%	0.66%		1.85%	0.56%
Allowance for loan losses to ending loans(e)	2.39	1.06		2.39	1.06
Allowance for loan losses to nonperforming loans(e)	134	125		134	125
Nonperforming loans to total loans	1.72	0.84		1.72	0.84

(a)
Loans included prime mortgage loans originated with the intent to sell, which were accounted for at fair value. These loans, classified as trading assets on the Consolidated Balance Sheets, totaled $14.1 billion and $15.2 billion at June 30, 2008 and 2007, respectively. Average loans included prime mortgage loans, classified as trading assets on the Consolidated Balance Sheets, of $16.9 billion and $13.5 billion for the three months ended June 30, 2008 and 2007, respectively, and $15.2 billion and $10.0 billion for the six months ended June 30, 2008 and 2007, respectively.

(b)
Nonperforming loans and assets included loans held-for-sale and loans accounted for at fair value of $180 million and $178 million at June 30, 2008 and 2007, respectively. Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(c)
Nonperforming loans and assets excluded (1) loans eligible for repurchase as well as loans repurchased from Governmental National Mortgage Association (“GNMA”) pools that are insured by U.S. government agencies of $1.9 billion and $1.2 billion at June 30, 2008 and 2007, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $371 million and $200 million at June 30, 2008 and 2007, respectively. These amounts were excluded, as reimbursement is proceeding normally.

(d)
For the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform with all other home lending products. Prior period nonperforming assets have been revised to conform with this change.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.
(f)
The net charge-off rate for the three and six months ended June 30, 2008, excluded $19 million and $33 million, respectively, of charge-offs related to prime mortgage loans held by the Corporate/Private Equity segment.

REGIONAL BANKING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Noninterest revenue	$1,022	$977	5%	$1,900	$1,770	7%
Net interest income	2,571	2,296	12	5,114	4,595	11

Total net revenue	3,593	3,273	10	7,014	6,365	10
Provision for credit losses	1,213	494	146	3,537	727	387
Noninterest expense	1,778	1,749	2	3,572	3,478	3

Income (loss) before income tax expense	602	1,030	(42)	(95)	2,160	NM
Net income (loss)	$354	$629	(44)	$(79)	$1,319	NM

ROE	11%	21%		(1)%	23%
Overhead ratio	49	53		51	55
Overhead ratio excluding core deposit intangibles(a)	47	50		48	51

(a)
Regional Banking uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this inclusion would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $99 million and $115 million for the quarters ended June 30, 2008 and 2007, respectively, and $198 million and $231 million for year-to-date 2008 and 2007, respectively.

Quarterly results
Regional Banking net income was $354 million, down $275 million, or 44%, from the prior year. Total net revenue was $3.6 billion, up $320 million, or 10%, benefiting from higher loan balances, wider deposit spreads, higher deposit-related fees and higher deposit balances. The provision for credit losses was $1.2 billion, compared with $494 million in the prior year. The provision reflected weakness in the home equity and mortgage portfolios (see Retail Financial Services discussion of the provision for credit losses for further detail). Noninterest expense was $1.8 billion, up $29 million, or 2%, from the prior year, due to investment in the retail distribution network.
Year-to-date results
Regional Banking net loss was $79 million, compared with net income of $1.3 billion in the prior year. Total net revenue was $7.0 billion, up $649 million, or 10%, benefiting from higher loan balances, higher deposit-related fees, wider deposit spreads, higher deposit balances and the absence of a prior-year charge resulting from accelerated surrenders of customer annuity contracts. These benefits were offset partially by a shift to narrower spread deposit products. The provision for credit losses was $3.5 billion, compared with $727 million in the prior year. The provision reflected weakness in the home equity and mortgage portfolios (see Retail Financial Services discussion of the provision for credit losses for further detail). Noninterest expense was $3.6 billion, up $94 million, or 3%, from the prior year, due to investment in the retail distribution network.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in billions, except ratios and where otherwise noted)	2008	2007	Change	2008	2007	Change

Business metrics
Home equity origination volume	$5.3	$14.6	(64)%	$12.0	$27.3	(56)%
End-of-period loans owned
Home equity	$95.1	$91.0	5	$95.1	$91.0	5
Mortgage(a)	14.9	8.8	69	14.9	8.8	69
Business banking	16.4	14.6	12	16.4	14.6	12
Education	13.0	10.2	27	13.0	10.2	27
Other loans(b)	1.1	2.5	(56)	1.1	2.5	(56)

Total end of period loans	140.5	127.1	11	140.5	127.1	11
End-of-period deposits
Checking	$69.1	$67.3	3	$69.1	$67.3	3
Savings	105.8	97.7	8	105.8	97.7	8
Time and other	37.0	41.9	(12)	37.0	41.9	(12)

Total end of period deposits	211.9	206.9	2	211.9	206.9	2
Average loans owned
Home equity	$95.1	$89.2	7	$95.0	$87.8	8
Mortgage(a)	15.6	8.8	77	15.7	8.8	78
Business banking	16.1	14.5	11	15.9	14.4	10
Education(c)	12.7	10.5	21	12.4	10.8	15
Other loans(b)	1.1	2.4	(54)	1.3	2.7	(52)

Total average loans(c)	140.6	125.4	12	140.3	124.5	13
Average deposits
Checking	$68.5	$67.2	2	$67.4	$67.3	—
Savings	105.8	98.4	8	103.1	97.6	6
Time and other	39.6	41.7	(5)	43.6	42.1	4

Total average deposits	213.9	207.3	3	214.1	207.0	3
Average assets	149.3	137.7	8	149.6	136.8	9
Average equity	12.4	11.8	5	12.4	11.8	5

Credit data and quality statistics (in millions, except ratios)
30+ day delinquency rate(d)(e)	3.61%	1.88%		3.61%	1.88%
Net charge-offs
Home equity	$511	$98	421	$958	$166	477
Mortgage	211	26	NM	374	46	NM
Business banking	51	30	70	91	55	65
Other loans	48	52	(8)	69	65	6

Total net charge-offs	821	206	299	1,492	332	349
Net charge-off rate
Home equity	2.16%	0.44%		2.03%	0.38%
Mortgage(f)	4.95	1.19		4.37	1.05
Business banking	1.27	0.83		1.15	0.77
Other loans	1.80	2.32		1.37	1.39
Total net charge-off rate(c)(f)	2.35	0.68		2.15	0.56

Nonperforming assets(g)(h)	$3,506	$1,588	121	$3,506	$1,588	121

(a)	Balance reported predominantly reflected subprime mortgage loans owned.
(b)	Included commercial loans derived from community development activities prior to March 31, 2008.
(c)
Average loans include loans held-for-sale of $3.1 billion and $3.9 billion for the quarters ended June 30, 2008 and 2007, respectively, and $3.6 billion and $4.1 billion for the six months ended June 30, 2008 and 2007, respectively. These amounts were excluded when calculating the net charge-off rate.

(d)
Excluded loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.5 billion and $879 million at June 30, 2008 and 2007, respectively. These amounts are excluded as reimbursement is proceeding normally.

(e)
Excluded loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $594 million and $523 million at June 30, 2008 and 2007, respectively. These amounts are excluded as reimbursement is proceeding normally.

(f)
The mortgage and total net charge-off rate for the three and six months ended June 30, 2008, excluded $19 million and $33 million, respectively, of charge-offs related to prime mortgage loans held by the Corporate/Private Equity segment.

(g)
Excluded (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.9 billion and $1.2 billion at June 30, 2008 and 2007, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $371 million and $200 million at June 30, 2008 and 2007, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(h)
For the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform with all other home lending products. Prior period nonperforming assets have been revised to conform with this change.

Retail branch business metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except where otherwise noted)	2008	2007	Change	2008	2007	Change

Investment sales volume	$5,211	$5,117	2%	$9,295	$9,900	(6)%

Number of:
Branches	3,157	3,089	2	3,157	3,089	2
ATMs	9,310	8,649	8	9,310	8,649	8
Personal bankers	9,995	9,025	11	9,995	9,025	11
Sales specialists	4,116	3,915	5	4,116	3,915	5
Active online customers (in thousands)	7,180	5,448	32	7,180	5,448	32
Checking accounts (in thousands)	11,336	10,356	9	11,336	10,356	9

MORTGAGE BANKING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios and where otherwise noted)	2008	2007	Change	2008	2007	Change

Production revenue	$597	$463	29%	$1,173	$863	36%
Net mortgage servicing revenue:
Servicing revenue	678	615	10	1,312	1,216	8
Changes in MSR asset fair value:
Due to inputs or assumptions in model	1,519	952	60	887	1,060	(16)
Other changes in fair value	(394)	(383)	(3)	(819)	(761)	(8)

Total changes in MSR asset fair value	1,125	569	98	68	299	(77)
Derivative valuation adjustments and other	(1,478)	(1,014)	(46)	(880)	(1,141)	23

Total net mortgage servicing revenue	325	170	91	500	374	34

Total net revenue	922	633	46	1,673	1,237	35
Noninterest expense	649	516	26	1,185	984	20

Income before income tax expense	273	117	133	488	253	93
Net income	$169	$71	138	$301	$155	94

ROE	28%	14%		25%	16%

Business metrics (in billions)
Third-party mortgage loans serviced (ending)	$659.1	$572.4	15	$659.1	$572.4	15
MSR net carrying value (ending)	10.9	9.5	15	10.9	9.5	15
Average mortgage loans held-for-sale(a)	17.4	21.3	(18)	15.6	22.6	(31)
Average assets	36.2	35.6	2	34.2	36.8	(7)
Average equity	2.4	2.0	20	2.4	2.0	20

Mortgage origination volume by channel (in billions)
Retail	$12.5	$13.6	(8)	$25.1	$24.5	2
Wholesale	9.1	12.8	(29)	19.7	22.7	(13)
Correspondent	17.0	6.4	166	29.0	11.2	159
CNT (Negotiated transactions)	17.5	11.3	55	29.4	21.8	35

Total	$56.1	$44.1	27	$103.2	$80.2	29

(a)
Included $16.9 billion and $13.5 billion of prime mortgage loans at fair value for the three months ended June 30, 2008 and 2007, respectively, and $15.2 billion and $10.0 billion for the six months ended June 30, 2008 and 2007. These loans are classified as trading assets on the Consolidated Balance Sheets.

Quarterly results
Mortgage Banking net income was $169 million, an increase of $98 million, or 138% from the prior year. Total net revenue was $922 million, up $289 million, or 46%. Total net revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $597 million, up $134 million, predominantly benefiting from higher loan originations. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $325 million, compared with $170 million in the prior year. Loan servicing revenue of $678 million increased $63 million on growth of 15% in third-party loans serviced. MSR risk management results were positive $41 million compared with negative $62 million in the prior year. Other changes in fair value of the MSR asset were negative $394 million compared with negative $383 million in the prior year. Noninterest expense was $649 million, an increase of $133 million, or 26%. The increase reflected higher mortgage reinsurance losses, higher production expense due, in part, to growth in origination volume, and higher servicing costs due to increased delinquencies and defaults.
Year-to-date results
Mortgage Banking net income was $301 million, an increase of $146 million, or 94%, from the prior year. Total net revenue was $1.7 billion, up $436 million, or 35%. Total net revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $1.2 billion, up $310 million, predominantly benefiting from higher loan originations. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $500 million, compared with $374 million in the prior year. Loan servicing revenue of $1.3 billion increased $96 million on growth of 15% in third-party loans serviced. MSR risk management results were positive $7 million compared with negative $81 million in the prior year. Other changes in fair value of the MSR asset were negative $819 million compared with negative $761 million in the prior year. Noninterest expense was $1.2 billion, an increase of $201 million, or 20%. The increase reflected higher mortgage reinsurance losses, higher production expense due, in part, to growth in origination volume, and higher servicing costs due to increased delinquencies and defaults.

AUTO FINANCE

Selected income statement data
(in millions, except ratios and where	Three months ended June 30,			Six months ended June 30,
otherwise noted)	2008	2007	Change	2008	2007	Change

Noninterest revenue	$155	$138	12%	$306	$269	14%
Net interest income	343	312	10	722	591	22

Total net revenue	498	450	11	1,028	860	20
Provision for credit losses	117	92	27	285	151	89
Noninterest expense	243	219	11	483	429	13

Income before income tax expense	138	139	(1)	260	280	(7)
Net income	$83	$85	(2)	$157	$170	(8)

ROE	15%	15%		14%	16%
ROA	0.71	0.79		0.68	0.79

Business metrics (in billions)
Auto origination volume	$5.6	$5.3	6	$12.8	$10.5	22
End-of-period loans and lease-related assets
Loans outstanding	$44.7	$40.4	11	$44.7	$40.4	11
Lease financing receivables	0.2	0.8	(75)	0.2	0.8	(75)
Operating lease assets	2.1	1.8	17	2.1	1.8	17

Total end-of-period loans and lease-related assets	47.0	43.0	9	47.0	43.0	9
Average loans and lease-related assets
Loans outstanding	$44.7	$40.1	11	$43.8	$39.8	10
Lease financing receivables	0.2	1.0	(80)	0.3	1.2	(75)
Operating lease assets	2.1	1.7	24	2.0	1.7	18

Total average loans and lease-related assets	47.0	42.8	10	46.1	42.7	8
Average assets	47.3	43.4	9	46.4	43.3	7
Average equity	2.3	2.2	5	2.3	2.2	5

Credit quality statistics
30+ day delinquency rate	1.57%	1.43%		1.57%	1.43%
Net charge-offs
Loans	$118	$62	90	$235	$120	96
Lease receivables	1	1	—	2	2	—

Total net charge-offs	119	63	89	237	122	94
Net charge-off rate
Loans	1.06%	0.62%		1.08%	0.61%
Lease receivables	2.01	0.40		1.34	0.34
Total net charge-off rate	1.07	0.61		1.08	0.60
Nonperforming assets	$164	$131	25	$164	$131	25

Quarterly results
Auto Finance net income was $83 million, a decrease of $2 million, or 2%, from the prior year. Total net revenue was $498 million, up $48 million, or 11%, driven by higher loan balances and increased automobile operating lease revenue. The provision for credit losses was $117 million, up $25 million, reflecting higher estimated losses. The net charge-off rate was 1.07%, compared with 0.61% in the prior year. Noninterest expense of $243 million increased $24 million, or 11%, driven by increased depreciation expense on owned automobiles subject to operating leases.
Year-to-date results
Auto Finance net income was $157 million, a decrease of $13 million, or 8%, from the prior year. Total net revenue was $1.0 billion, up $168 million, or 20%, driven by increased automobile operating lease revenue, a reduction in residual value reserves for direct finance leases and higher loan balances. The provision for credit losses was $285 million, up $134 million, reflecting higher estimated losses. The net charge-off rate was 1.08%, compared with 0.60% in the prior year. Noninterest expense of $483 million increased $54 million, or 13%, driven by increased depreciation expense on owned automobiles subject to operating leases.

CARD SERVICES

For a discussion of the business profile of CS, see pages 49-51 of JPMorgan Chase’s 2007 Annual Report and pages 4-5 of this Form 10-Q.
JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-18 of this Form 10-Q. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets.

Selected income statement data-managed basis	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Revenue
Credit card income	$673	$682	(1)%	$1,273	$1,281	(1)%
All other income	91	80	14	210	172	22

Noninterest revenue	764	762	—	1,483	1,453	2
Net interest income	3,011	2,955	2	6,196	5,944	4

Total net revenue	3,775	3,717	2	7,679	7,397	4

Provision for credit losses	2,194	1,331	65	3,864	2,560	51

Noninterest expense
Compensation expense	258	251	3	525	505	4
Noncompensation expense	763	753	1	1,604	1,556	3
Amortization of intangibles	164	184	(11)	328	368	(11)

Total noninterest expense	1,185	1,188	—	2,457	2,429	1

Income before income tax expense	396	1,198	(67)	1,358	2,408	(44)
Income tax expense	146	439	(67)	499	884	(44)

Net income	$250	$759	(67)	$859	$1,524	(44)

Memo: Net securitization gains	$36	$16	125	$106	$39	172

Financial ratios
ROE	7%	22%		12%	22%
Overhead ratio	31	32		32	33

Quarterly results
Net income was $250 million, a decline of $509 million, or 67%, from the prior year. The decrease was driven by a higher provision for credit losses.
End-of-period managed loans of $155.4 billion grew by $7.4 billion, or 5%, from the prior year. Average managed loans of $152.8 billion increased $5.4 billion, or 4%, from the prior year. The increase in both end-of-period and average managed loans reflects organic portfolio growth.
Managed total net revenue was $3.8 billion, an increase of $58 million, or 2%, from the prior year. Net interest income was $3.0 billion, up $56 million, or 2%, from the prior year. The increase in net interest income was driven by higher average managed loan balances, an increased level of fees and wider loan spreads. These benefits were offset largely by the effect of higher revenue reversals associated with higher charge-offs. Noninterest revenue of $764 million was flat compared with the prior year. Increased interchange income (the result of charge volume growth of 6%), higher revenue from fee-based products, and higher securitization income were offset by increased rewards expense and higher volume-driven payments to partners (both netted against interchange income).
The managed provision for credit losses was $2.2 billion, an increase of $863 million, or 65%, from the prior year, due to a higher level of charge-offs and an increase of $300 million in the allowance for loan losses, reflecting higher estimated losses. The managed net charge-off rate for the quarter was 4.98%, up from 3.62% in the prior year. The 30-day managed delinquency rate was 3.46%, up from 3.00% in the prior year.
Noninterest expense of $1.2 billion was flat compared with the prior year.

Year-to-date results
Net income was $859 million, a decline of $665 million, or 44%, from the prior year. The decrease was driven by a higher provision for credit losses offset partially by growth in managed total net revenue.
Average managed loans of $153.2 billion increased $4.8 billion, or 3%, from the prior year, reflecting organic portfolio growth.
Managed total net revenue was $7.7 billion, an increase of $282 million, or 4%, from the prior year. Net interest income was $6.2 billion, up $252 million, or 4%, from the prior year. The increase in net interest income was driven by an increased level of fees, higher average managed loan balances and wider loan spreads. These benefits were offset partially by the effect of higher revenue reversals associated with higher charge-offs. Noninterest revenue of $1.5 billion was up $30 million, or 2%, from the prior year. Increased interchange income (the result of charge volume growth of 6%) and higher securitization income were offset partially by increased rewards expense and higher volume-driven payments to partners (both of which are netted against interchange income).
The managed provision for credit losses was $3.9 billion, an increase of $1.3 billion, or 51%, from the prior year, due to a higher level of charge-offs and an increase in the allowance for loan losses (an increase of $300 million compared with a prior year release of $85 million), reflecting higher estimated losses. The managed net charge-off rate increased to 4.68%, up from 3.59% in the prior year.
Noninterest expense was $2.5 billion, up $28 million, or 1%, from the prior year.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount, ratios
and where otherwise noted)	2008	2007	Change	2008	2007	Change

Financial metrics
% of average managed outstandings:
Net interest income	7.92%	8.04%		8.13%	8.08%
Provision for credit losses	5.77	3.62		5.07	3.48
Noninterest revenue	2.01	2.07		1.95	1.97
Risk adjusted margin(a)	4.16	6.49		5.01	6.57
Noninterest expense	3.12	3.23		3.23	3.30
Pretax income (ROO)(b)	1.04	3.26		1.78	3.27
Net income	0.66	2.06		1.13	2.07

Business metrics
Charge volume (in billions)	$93.6	$88.0	6%	$179.0	$169.3	6%
Net accounts opened (in millions)	3.6	3.7	(3)	7.0	7.1	(1)
Credit cards issued (in millions)	157.6	150.9	4	157.6	150.9	4
Number of registered internet customers (in millions)	28.0	24.6	14	28.0	24.6	14
Merchant acquiring business(c)
Bank card volume (in billions)	$199.3	$179.7	11	$381.7	$343.3	11
Total transactions (in billions)	5.6	4.8	17	10.8	9.3	16

Selected ending balances
Loans:
Loans on balance sheets	$76,278	$80,495	(5)	$76,278	$80,495	(5)
Securitized loans	79,120	67,506	17	79,120	67,506	17

Managed loans	$155,398	$148,001	5	$155,398	$148,001	5

Selected average balances
Managed assets	$161,601	$154,406	5	$160,601	$155,333	3
Loans:
Loans on balance sheets	$75,630	$79,000	(4)	$77,537	$80,458	(4)
Securitized loans	77,195	68,428	13	75,652	67,959	11

Managed average loans	$152,825	$147,428	4	$153,189	$148,417	3

Equity	$14,100	$14,100	—	$14,100	$14,100	—

Headcount	19,570	18,913	3	19,570	18,913	3

Managed credit quality statistics
Net charge-offs	$1,894	$1,331	42	$3,564	$2,645	35
Net charge-off rate	4.98%	3.62%		4.68%	3.59%
Managed delinquency ratios
30+ days	3.46%	3.00%		3.46%	3.00%
90+ days	1.76	1.42		1.76	1.42

Allowance for loan losses(d)	$3,705	$3,096	20	$3,705	$3,096	20
Allowance for loan losses to period-end loans(d)	4.86%	3.85%		4.86%	3.85%

(a)	Represents total net revenue less provision for credit losses.
(b)	Pretax return on average managed outstandings.
(c)	Represents 100% of the merchant acquiring business.
(d)	Loans on a reported basis.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change

Income statement data(a)
Credit card income
Reported	$1,516	$1,470	3%	$3,053	$2,815	8%
Securitization adjustments	(843)	(788)	(7)	(1,780)	(1,534)	(16)

Managed credit card income	$673	$682	(1)	$1,273	$1,281	(1)

Net interest income
Reported	$1,338	$1,577	(15)	$2,905	$3,227	(10)
Securitization adjustments	1,673	1,378	21	3,291	2,717	21

Managed net interest income	$3,011	$2,955	2	$6,196	$5,944	4

Total net revenue
Reported	$2,945	$3,127	(6)	$6,168	$6,214	(1)
Securitization adjustments	830	590	41	1,511	1,183	28

Managed total net revenue	$3,775	$3,717	2	$7,679	$7,397	4

Provision for credit losses
Reported	$1,364	$741	84	$2,353	$1,377	71
Securitization adjustments	830	590	41	1,511	1,183	28

Managed provision for credit losses	$2,194	$1,331	65	$3,864	$2,560	51

Balance sheet – average balances(a)
Total average assets
Reported	$87,021	$88,486	(2)	$87,517	$89,814	(3)
Securitization adjustments	74,580	65,920	13	73,084	65,519	12

Managed average assets	$161,601	$154,406	5	$160,601	$155,333	3

Credit quality statistics(a)
Net charge-offs
Reported	$1,064	$741	44	$2,053	$1,462	40
Securitization adjustments	830	590	41	1,511	1,183	28

Managed net charge-offs	$1,894	$1,331	42	$3,564	$2,645	35

(a)
JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance and overall performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income versus managed earnings; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15–18 of this Form 10-Q.

COMMERCIAL BANKING

For a discussion of the business profile of CB, see pages 52–53 of JPMorgan Chase’s 2007 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Revenue
Lending & deposit-related fees	$207	$158	31%	$400	$316	27%
Asset management, administration and commissions	26	21	24	52	44	18
All other income(a)	150	133	13	265	287	(8)

Noninterest revenue	383	312	23	717	647	11
Net interest income	723	695	4	1,456	1,363	7

Total net revenue	1,106	1,007	10	2,173	2,010	8

Provision for credit losses	47	45	4	148	62	139

Noninterest expense
Compensation expense	173	182	(5)	351	362	(3)
Noncompensation expense	290	300	(3)	584	590	(1)
Amortization of intangibles	13	14	(7)	26	29	(10)

Total noninterest expense	476	496	(4)	961	981	(2)

Income before income tax expense	583	466	25	1,064	967	10
Income tax expense	228	182	25	417	379	10

Net income	$355	$284	25	$647	$588	10

Financial ratios
ROE	20%	18%		19%	19%
Overhead ratio	43	49		44	49

(a)	IB-related and commercial card revenue is included in all other income.
Quarterly results
Net income was a record $355 million, an increase of $71 million, or 25%, from the prior year driven by record total net revenue and lower noninterest expense.
Total net revenue was a record $1.1 billion, an increase of $99 million, or 10%, from the prior year. Net interest income was $723 million, up $28 million, or 4%. The increase was driven by double-digit growth in liability and loan balances, largely offset by spread compression in the liability and loan portfolios and a continued shift to narrower–spread liability products. Noninterest revenue was $383 million, an increase of $71 million, or 23%, from the prior year, largely reflecting higher deposit-related fees as well as increases in other fee income.
Middle Market Banking revenue was $708 million, an increase of $55 million, or 8%, from the prior year. Mid-Corporate Banking revenue was $235 million, an increase of $38 million, or 19%. Real Estate Banking revenue was $94 million, a decline of $15 million, or 14%.
The provision for credit losses was $47 million, an increase of $2 million, or 4%, from the prior year. The current-quarter provision largely reflects growth in loan balances. The allowance for loan losses to total loans retained was 2.61% for the current quarter, down from 2.63% in the prior year. Nonperforming loans were $486 million, up $351 million from the prior year, reflecting increases in nonperforming loans in each business segment and the effect of a weakening credit environment. Net charge-offs were $49 million (0.28% net charge-off rate), compared with net recoveries of $8 million (0.05% net recovery rate) in the prior year.
Noninterest expense was $476 million, a decrease of $20 million, or 4%, from the prior year.
Year-to-date results
Net income was $647 million, an increase of $59 million, or 10%, from the prior year driven by growth in total net revenue largely offset by a higher provision for credit losses.
Total net revenue was $2.2 billion, an increase of $163 million, or 8%, from the prior year. Net interest income was $1.5 billion, an increase of $93 million, or 7%, driven by double-digit growth in liability balances and loans, largely offset by spread compression in the liability and loan portfolios and the continued shift to narrower-spread liability products.

Noninterest revenue was $717 million, up $70 million, or 11%, due to higher deposit-related fees as well as increases in other fee income partially offset by lower gains related to the sale of securities acquired in the satisfaction of debt.
Middle Market Banking revenue was $1.4 billion, an increase of $100 million, or 8%. Mid-Corporate Banking revenue was $442 million, an increase of $33 million, or 8%. Real Estate Banking revenue was $191 million, a decline of $20 million, or 9%.
The provision for credit losses was $148 million, compared with $62 million in the prior year, largely reflecting growth in loan balances. The allowance for loan losses to average loans was 2.67%, flat compared with the prior year. Net charge-offs were $130 million (0.38% net charge-off rate), compared with net recoveries of $9 million (0.03% net recovery rate) in the prior year.
Noninterest expense was $961 million, a decrease of $20 million, or 2%, largely due to lower compensation expense.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except ratio and headcount data)	2008	2007	Change	2008	2007	Change

Revenue by product:
Lending	$376	$348	8%	$755	$696	8%
Treasury services	630	569	11	1,246	1,125	11
Investment banking	91	82	11	159	158	1
Other	9	8	13	13	31	(58)

Total Commercial Banking revenue	$1,106	$1,007	10	$2,173	$2,010	8

IB revenue, gross(a)	$270	$236	14	$473	$467	1

Revenue by business:
Middle Market Banking	$708	$653	8	$1,414	$1,314	8
Mid-Corporate Banking	235	197	19	442	409	8
Real Estate Banking	94	109	(14)	191	211	(9)
Other	69	48	44	126	76	66

Total Commercial Banking revenue	$1,106	$1,007	10	$2,173	$2,010	8

Selected average balances:
Total assets	$103,469	$84,687	22	$102,724	$83,622	23
Loans:
Loans retained	70,682	59,071	20	69,096	58,133	19
Loans held-for-sale and loans at fair value	379	741	(49)	450	609	(26)

Total loans(b)	71,061	59,812	19	69,546	58,742	18
Liability balances(c)	99,404	84,187	18	99,441	82,976	20
Equity	7,000	6,300	11	7,000	6,300	11

Average loans by business:
Middle Market Banking	$42,879	$37,099	16	$41,495	$36,710	13
Mid-Corporate Banking	15,357	11,692	31	15,253	11,183	36
Real Estate Banking	7,500	6,894	9	7,479	6,984	7
Other	5,325	4,127	29	5,319	3,865	38

Total Commercial Banking loans	$71,061	$59,812	19	$69,546	$58,742	18

Headcount	4,028	4,295	(6)	4,028	4,295	(6)

Credit data and quality statistics:
Net charge-offs (recoveries)	$49	$(8)	NM	$130	$(9)	NM
Nonperforming loans(d)	486	135	260	486	135	260
Allowance for credit losses:
Allowance for loan losses(e)	1,843	1,551	19	1,843	1,551	19
Allowance for lending-related commitments	170	222	(23)	170	222	(23)

Total allowance for credit losses	2,013	1,773	14	2,013	1,773	14
Net charge-off (recovery) rate(b)	0.28%	(0.05)%		0.38%	(0.03)%
Allowance for loan losses to average loans(b)	2.61	2.63		2.67	2.67
Allowance for loan losses to nonperforming loans(d)	401	1,149		401	1,149
Nonperforming loans to average loans	0.68	0.23		0.70	0.23

(a)	Represents the total revenue related to investment banking products sold to CB clients.
(b)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and net charge-off (recovery) rate.
(c)	Liability balances include deposits and deposits swept to on-balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
(d)
Nonperforming loans included loans held-for-sale and loans at fair value of $26 million at June 30, 2008. This amount was excluded when calculating the allowance coverage ratios. There were no nonperforming loans held-for-sale or held at fair value at June 30, 2007.

(e)	The allowance for loan losses at June 30, 2008, included an amount related to loans acquired in the merger with Bear Stearns.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see pages 54–55 of JPMorgan Chase’s 2007 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratio data)	2008	2007	Change	2008	2007	Change

Revenue
Lending & deposit-related fees	$283	$219	29%	$552	$432	28%
Asset management, administration and commissions	846	828	2	1,666	1,514	10
All other income	228	184	24	428	309	39

Noninterest revenue	1,357	1,231	10	2,646	2,255	17
Net interest income	662	510	30	1,286	1,012	27

Total net revenue	2,019	1,741	16	3,932	3,267	20

Provision for credit losses	7	—	NM	19	6	217
Credit reimbursement to IB(a)	(30)	(30)	—	(60)	(60)	—

Noninterest expense
Compensation expense	669	609	10	1,310	1,167	12
Noncompensation expense	632	523	21	1,203	1,025	17
Amortization of intangibles	16	17	(6)	32	32	—

Total noninterest expense	1,317	1,149	15	2,545	2,224	14

Income before income tax expense	665	562	18	1,308	977	34
Income tax expense	240	210	14	480	362	33

Net income	$425	$352	21	$828	$615	35

Revenue by business
Treasury Services	$852	$720	18	$1,665	$1,409	18
Worldwide Securities Services	1,167	1,021	14	2,267	1,858	22

Total net revenue	$2,019	$1,741	16	$3,932	$3,267	20
Financial ratios
ROE	49%	47%		48%	41%
Overhead ratio	65	66		65	68
Pretax margin ratio(b)	33	32		33	30

Selected average balances
Total assets	$56,192	$50,687	11	$56,698	$48,359	17
Loans(c)	23,822	20,195	18	23,454	19,575	20
Liability balances(d)	268,293	217,514	23	261,331	214,095	22
Equity	3,500	3,000	17	3,500	3,000	17

Headcount	27,232	25,206	8	27,232	25,206	8

(a)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.
(b)
Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

(c)	Loan balances include wholesale overdrafts, commercial card and trade finance loans.
(d)	Liability balances include deposits and deposits swept to on-balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.

Quarterly results
Net income was a record $425 million, an increase of $73 million, or 21%, from the prior year, driven by record total net revenue, partially offset by higher noninterest expense.
Total net revenue was a record $2.0 billion, an increase of $278 million, or 16%, from the prior year. Worldwide Securities Services net revenue of $1.2 billion was a record, up $146 million, or 14%, from the prior year. The growth was driven by increased product usage by new and existing clients (largely in custody, funds services and depositary receipts), wider spreads in securities lending and higher levels of market volatility in foreign exchange driven by recent market conditions. These benefits were offset partially by spread compression on liability products. Treasury Services net revenue was a record $852 million, an increase of $132 million, or 18%, from the prior year. This increase reflected higher liability balances and wider market-driven spreads as well as growth in electronic and trade loan volumes. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $2.7 billion, up $346 million, or 15%. Treasury Services firmwide net revenue grew to $1.6 billion, up $200 million, or 15%.
Noninterest expense was $1.3 billion, an increase of $168 million, or 15%, from the prior year, reflecting higher expense related to business and volume growth as well as continued investment in new product platforms.
Year-to-date results
Net income was $828 million, an increase of $213 million, or 35%, from the prior year. The increase was driven by higher total net revenue, partially offset by higher noninterest expense.
Total net revenue was $3.9 billion, an increase of $665 million, or 20%, from the prior year. Worldwide Securities Services net revenue of $2.3 billion was up $409 million, or 22%, driven by increased product usage by new and existing clients (largely in custody, funds services and depositary receipts), and wider spreads in securities lending and higher levels of market volatility in foreign exchange driven by recent market conditions. These benefits were offset partially by spread compression on liability products. Treasury Services net revenue was $1.7 billion, an increase of $256 million, or 18%, reflecting higher liability balances and wider market-driven spreads, as well as growth in electronic and trade loan volumes. TSS firmwide revenue grew to $5.3 billion, up $802 million, or 18%. Treasury Services firmwide net revenue grew to $3.1 billion, up $393 million, or 15%.
Noninterest expense was $2.5 billion, up $321 million, or 14%, from the prior year, reflecting higher expense related to business and volume growth as well as continued investment in new product platforms.

TSS firmwide metrics
TSS firmwide metrics include revenue recorded in the CB, Regional Banking and AM lines of business and excludes FX revenue recorded in the IB for TSS-related FX activity. In order to capture the firmwide impact of TS and TSS products and revenue, management reviews firmwide metrics such as liability balances, revenue and overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except ratio data and where otherwise noted)	2008	2007	Change	2008	2007	Change

TSS firmwide disclosures
Treasury Services revenue – reported	$852	$720	18%	$1,665	$1,409	18%
Treasury Services revenue reported in Commercial Banking	630	569	11	1,246	1,125	11
Treasury Services revenue reported in other lines of business	72	65	11	141	125	13

Treasury Services firmwide revenue(a)	1,554	1,354	15	3,052	2,659	15
Worldwide Securities Services revenue	1,167	1,021	14	2,267	1,858	22

Treasury & Securities Services firmwide revenue(a)	$2,721	$2,375	15	$5,319	$4,517	18

Treasury Services firmwide liability balances (average)(b)	$230,689	$189,214	22	$226,203	$187,930	20
Treasury & Securities Services firmwide liability balances (average)(b)	367,670	301,701	22	360,758	297,072	21

TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(c)	54%	59%		54%	59%
Treasury & Securities Services overhead ratio(c)	58	60		58	61

Firmwide business metrics
Assets under custody (in billions)	$15,476	$15,203	2	$15,476	$15,203	2
Number of:
US$ ACH transactions originated (in millions)	993	972	2	1,997	1,943	3
Total US$ clearing volume (in thousands)	29,063	27,779	5	57,119	54,619	5
International electronic funds transfer volume (in thousands)(d)	41,432	42,068	(2)	81,471	84,467	(4)
Wholesale check volume (in millions)	618	767	(19)	1,241	1,538	(19)
Wholesale cards issued (in thousands)(e)	19,917	17,535	14	19,917	17,535	14

(a)
TSS firmwide FX revenue, which includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $222 million and $139 million for the quarters ended June 30, 2008 and 2007, respectively, and $413 million and $251 million year-to-date 2008 and 2007, respectively.

(b)	Firmwide liability balances include TS’ liability balances recorded in the Commercial Banking line of business.
(c)
Overhead ratios have been calculated based upon firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in the IB for TSS-related FX activity are not included in this ratio.

(d)	International electronic funds transfer includes non-US$ ACH and clearing volume.
(e)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card and government electronic benefit card products.

ASSET MANAGEMENT

For a discussion of the business profile of AM, see pages 56–58 of JPMorgan Chase’s 2007 Annual Report and on page 5 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Revenue
Asset management, administration and commissions	$1,573	$1,671	(6)%	$3,104	$3,160	(2)%
All other income	130	173	(25)	189	343	(45)

Noninterest revenue	1,703	1,844	(8)	3,293	3,503	(6)
Net interest income	361	293	23	672	538	25

Total net revenue	2,064	2,137	(3)	3,965	4,041	(2)

Provision for credit losses	17	(11)	NM	33	(20)	NM

Noninterest expense
Compensation expense	886	879	1	1,711	1,643	4
Noncompensation expense	494	456	8	971	907	7
Amortization of intangibles	20	20	—	41	40	2

Total noninterest expense	1,400	1,355	3	2,723	2,590	5

Income before income tax expense	647	793	(18)	1,209	1,471	(18)
Income tax expense	252	300	(16)	458	553	(17)

Net income	$395	$493	(20)	$751	$918	(18)

Revenue by client segment
Private bank	$765	$646	18	$1,420	$1,206	18
Retail	490	602	(19)	956	1,129	(15)
Institutional	472	617	(24)	962	1,168	(18)
Private client services	299	272	10	589	538	9
Bear Stearns brokerage	38	—	NM	38	—	NM

Total net revenue	$2,064	$2,137	(3)	$3,965	$4,041	(2)

Financial ratios
ROE	31%	53%		30%	49%
Overhead ratio	68	63		69	64
Pretax margin ratio(a)	31	37		30	36

(a)
Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was $395 million, a decline of $98 million, or 20%, from the prior year driven largely by lower performance fees and higher expense offset partially by increased total net revenue from growth in deposit and loan balances.
Total net revenue was $2.1 billion, a decrease of $73 million, or 3%, from the prior year. Noninterest revenue was $1.7 billion, a decline of $141 million, or 8%, due to lower performance fees and the effect of lower markets, offset partially by increased revenue from net asset inflows, higher placement fees and the benefit of the Merger. Net interest income was $361 million, up $68 million, or 23%, from the prior year, predominantly due to higher deposit and loan balances.
Private Bank revenue grew 18% to $765 million due to increased deposit and loan balances, higher placement fees and higher assets under management, partially offset by lower performance fees. Retail revenue declined 19% to $490 million due to net equity outflows. Institutional revenue declined 24% to $472 million due to lower performance fees, partially offset by growth in assets under management. Private Client Services revenue grew 10% to $299 million due to higher deposit and loan balances and growth in assets under management. Bear Stearns Brokerage added $38 million to revenue.

The provision for credit losses was $17 million, compared with a benefit of $11 million in the prior year, reflecting an increase in loan balances and a lower level of recoveries.
Noninterest expense was $1.4 billion, up $45 million, or 3%, from the prior year, largely driven by the effect of the Merger and increased headcount offset partially by lower performance-based compensation.
Year-to-date results
Net income was $751 million, a decline of $167 million, or 18%, from the prior year reflecting higher noninterest expense and lower revenue.
Total net revenue was $4.0 billion, a decrease of $76 million, or 2%, from the prior year. Noninterest revenue was $3.3 billion, a decline of $210 million, or 6%, due to lower performance fees, reduced valuations for seed capital investments in JPMorgan Funds, and the effect of lower markets. The lower results were largely offset by increased revenue from net asset inflows, the benefit of the Merger, and higher placement fees. Net interest income was $672 million, up $134 million, or 25%, from the prior year, predominantly due to higher deposit and loan balances.
Private Bank revenue grew 18% to $1.4 billion due to increased deposit and loan balances, higher placement fees and higher assets under management, partially offset by lower performance fees. Institutional revenue declined 18% to $962 million due to lower performance fees, partially offset by growth in assets under management. Retail revenue declined 15% to $956 million due to lower market valuations for seed capital investments and net equity outflows. Private Client Services revenue grew 9% to $589 million due to higher deposit and loan balances and growth in assets under management. Bear Stearns Brokerage added $38 million to revenue.
The provision for credit losses was $33 million, compared with a benefit of $20 million in the prior year, reflecting an increase in loan balances and a lower level of recoveries.
Noninterest expense was $2.7 billion, up $133 million, or 5%, from the prior year. The increase was due predominantly to higher compensation, reflecting increased headcount, and the effect of the Merger.

Business metrics
(in millions, except headcount, ratios and ranking data,	Three months ended June 30,			Six months ended June 30,
and where otherwise noted)	2008	2007	Change	2008	2007	Change

Number of:
Client advisors	1,717	1,582	9%	1,717	1,582	9%
Retirement planning services participants	1,505,000	1,477,000	2	1,505,000	1,477,000	2
Bear Stearns brokers	326	—	NM	326	—	NM

% of customer assets in 4 & 5 Star Funds(a)	40%	65%	(38)	40%	65%	(38)
% of AUM in 1st and 2nd quartiles:(b)
1 year	51%	65%	(22)	51%	65%	(22)
3 years	70%	77%	(9)	70%	77%	(9)
5 years	76%	76%	—	76%	76%	—

Selected balance sheets data (average)
Total assets	$65,015	$51,710	26	$62,651	$48,779	28
Loans(c)	39,264	28,695	37	37,946	27,176	40
Deposits	69,975	55,981	25	69,079	55,402	25
Equity	5,066	3,750	35	5,033	3,750	34

Headcount	15,840	14,108	12	15,840	14,108	12

Credit data and quality statistics
Net charge-offs (recoveries)	$2	$(5)	NM	$—	$(5)	NM
Nonperforming loans	68	21	224	68	21	224
Allowance for loan losses	147	105	40	147	105	40
Allowance for lending-related commitments	5	7	(29)	5	7	(29)

Net charge-off (recovery) rate	0.02%	(0.07)%		—%	(0.04)%
Allowance for loan losses to average loans	0.37	0.37		0.39	0.39
Allowance for loan losses to nonperforming loans	216	500		216	500
Nonperforming loans to average loans	0.17	0.07		0.18	0.08

(a)	Derived from following rating services: Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(b)	Derived from following rating services: Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.
(c)	Reflects the transfer in 2007 of held-for-investment prime mortgage loans transferred from AM to Corporate within the Corporate/Private Equity segment.
Assets under supervision
Assets under supervision were $1.6 trillion, an increase of $139 billion, or 9%, from the prior year. Assets under management were $1.2 trillion, up $76 billion, or 7%, from the prior year. The increase was due largely to liquidity product inflows across all segments and the Merger, partially offset by lower equity markets and equity product outflows. Custody, brokerage, administration and deposit balances were $426 billion, up $63 billion, driven by the acquisition of Bear Stearns Brokerage.

ASSETS UNDER SUPERVISION(a) (in billions)
As of June 30,	2008	2007

Assets by asset class
Liquidity	$478	$333
Fixed income	199	190
Equities & balanced	378	467
Alternatives	130	119

Total assets under management	1,185	1,109
Custody/brokerage/administration/deposits	426	363

Total assets under supervision	$1,611	$1,472

Assets by client segment
Institutional	$645	$565
Private Bank	196	185
Retail	276	300
Private Client Services	60	59
Bear Stearns Brokerage	8	—

Total assets under management	$1,185	$1,109

Institutional	$646	$566
Private Bank	442	402
Retail	357	393
Private Client Services	106	111
Bear Stearns Brokerage	60	—

Total assets under supervision	$1,611	$1,472

Assets by geographic region
U.S./Canada	$771	$700
International	414	409

Total assets under management	$1,185	$1,109

U.S./Canada	$1,093	$971
International	518	501

Total assets under supervision	$1,611	$1,472

Mutual fund assets by asset class
Liquidity	$416	$268
Fixed income	47	49
Equity	179	235

Total mutual fund assets	$642	$552

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm has 43% ownership.

Assets under management rollforward	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Beginning balance	$1,187	$1,053	$1,193	$1,013
Net asset flows:
Liquidity	1	12	69	19
Fixed income	(1)	6	(1)	8
Equities, balanced and alternative	(3)	12	(24)	22
Market/performance/other impacts(a)	1	26	(52)	47

Total assets under management	$1,185	$1,109	$1,185	$1,109

Assets under supervision rollforward
Beginning balance	$1,569	$1,395	$1,572	$1,347
Net asset flows	(5)	38	47	65
Market/performance/other impacts(a)	47	39	(8)	60

Total assets under supervision	$1,611	$1,472	$1,611	$1,472

(a)	Second quarter 2008 reflects $15 billion for assets under management and $68 billion for assets under supervision from the Merger.

CORPORATE / PRIVATE EQUITY

For a discussion of the business profile of Corporate/Private Equity, see pages 59–60 of JPMorgan Chase’s 2007 Annual Report.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount)	2008	2007	Change	2008	2007	Change

Revenue
Principal transactions	$(97)	$1,372	NM %	$(92)	$2,697	NM %
Securities gains (losses)(a)	656	(227)	NM	698	(235)	NM
All other income(b)	(378)	90	NM	1,261	158	NM

Noninterest revenue	181	1,235	(85)	1,867	2,620	(29)
Net interest income (expense)	48	(173)	NM	(238)	(290)	18

Total net revenue	229	1,062	(78)	1,629	2,330	(30)

Provision for credit losses	290	3	NM	486	6	NM

Noninterest expense
Compensation expense	611	695	(12)	1,250	1,471	(15)
Noncompensation expense(c)	699	818	(15)	617	1,374	(55)
Merger costs	155	64	142	155	126	23

Subtotal	1,465	1,577	(7)	2,022	2,971	(32)
Net expense allocated to other businesses	(1,070)	(1,075)	—	(2,127)	(2,115)	(1)

Total noninterest expense	395	502	(21)	(105)	856	NM

Income (loss) before income tax expense	(456)	557	NM	1,248	1,468	(15)
Income tax expense (benefit)	(34)	175	NM	643	455	41

Net income (loss)	$(422)	$382	NM	$605	$1,013	(40)

Total net revenue
Private equity	$197	$1,293	(85)	$360	$2,546	(86)
Corporate	32	(231)	NM	1,269	(216)	NM

Total net revenue	$229	$1,062	(78)	$1,629	$2,330	(30)

Net income (loss)
Private equity	$99	$702	(86)	$156	$1,400	(89)
Corporate	19	(280)	NM	989	(309)	NM
Merger-related items(d)	(540)	(40)	NM	(540)	(78)	NM

Total net income (loss)	$(422)	$382	NM	$605	$1,013	(40)

Headcount	22,317	23,532	(5)	22,317	23,532	(5)

(a)	The second quarter of 2008 included a gain on the sale of MasterCard shares.
(b)	Included proceeds from the sale of Visa shares in its initial public offering in the first quarter of 2008.
(c)	Included a release of credit card litigation reserves in the first quarter of 2008.
(d)
The second quarter of 2008 reflects items related to the Merger, which include the Bear Stearns equity method investment losses, merger costs, Bear Stearns asset management liquidation costs and Bear Stearns private client services broker retention expense. Prior periods represent costs related to the Bank One and Bank of New York transactions.

Quarterly results
Net loss for Corporate/Private Equity was $422 million, compared with net income of $382 million in the prior year.
Net loss included the after-tax effects of Bear Stearns merger-related items amounting to a net loss of $540 million. These items included losses of $423 million, which represent JPMorgan Chase’s 49.4% ownership in Bear Stearns’ losses from April 8 to May 30, 2008, which were reflected in total net revenue. In addition, other merger-related items of $117 million ($188 million pretax) were reflected almost entirely in noninterest expense.
Net income for Private Equity was $99 million, compared with $702 million in the prior year. Total net revenue was $197 million, a decrease of $1.1 billion, reflecting Private Equity gains of $220 million, compared with gains of $1.3 billion in the prior year. Noninterest expense was $44 million, a decline of $154 million from the prior year, reflecting lower compensation expense.
Excluding the after-tax effect of Bear Stearns merger-related items of negative $540 million, net income for Corporate was $19 million, compared with a net loss of $320 million in the prior year. Total net revenue was $452 million, compared with a negative $231 million in the prior year, reflecting a higher level of securities gains, predominantly related to a gain of

$668 million from the sale of MasterCard shares, and a wider net interest spread. These benefits were offset partially by trading-related losses. The current-quarter provision for credit losses includes an increase in the allowance for loan losses of $170 million for prime mortgage (see Retail Financial Services’ discussion of provision for loan losses for further detail). Noninterest expense was $170 million, a decrease of $135 million, or 44%, from the prior year. The decrease reflected reduced litigation expense and the absence of prior-year merger expense related to the Bank One merger.
Year-to-date results
Net income for Corporate/Private Equity was $605 million, compared with $1.0 billion in the prior year.
Results included the after-tax proceeds from the sale of Visa shares in its initial public offering ($1.5 billion pretax and $955 million after-tax). In addition, the impact of Bear Stearns merger-related items resulted in a net loss of $540 million (see Corporate/Private Equity quarterly results discussion for further detail on Bear Stearns merger-related items).
Net income for Private Equity was $156 million, compared with $1.4 billion in the prior year. Total net revenue was $360 million, reflecting Private Equity gains of $409 million, compared with gains of $2.6 billion in the prior year. Noninterest expense was $119 million, a decline of $242 million from the prior year, representing lower compensation expense.
Excluding the after-tax effect of Visa sale proceeds and the impact of Bear Stearns merger-related items, net income for Corporate was $34 million, compared with a net loss of $387 million in the prior year. Total net revenue (excluding the effect of Visa sale proceeds and Bear Stearns merger-related items) was $149 million, compared with a negative $216 million in the prior year. This increase was driven by a pretax gain of $668 million from the sale of MasterCard shares offset largely by trading-related losses. Provision for credit losses was $476 million compared with $6 million in the prior year, predominantly reflecting an increase in the allowance for loan losses and higher net charge-offs for prime mortgages. Noninterest expense was negative $406 million, compared with expense of $495 million in the prior year, reflecting a reduction of credit card-related litigation expense and the absence of prior-year merger expense related to the Bank One merger.

Selected income statement and balance sheet data	Three months ended June 30,			Six months ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change

Corporate
Securities gains (losses)(a)	$656	$(227)	NM %	$698	$(235)	NM %
Investment securities portfolio (average)	97,223	87,760	11	88,833	87,102	2
Investment securities portfolio (ending)	103,751	86,821	19	103,751	86,821	19
Mortgage loans (average)(b)	42,143	26,830	57	40,620	26,041	56
Mortgage loans (ending)(b)	42,602	27,299	56	42,602	27,299	56

Private equity
Realized gains	$540	$985	(45)	$1,653	$1,708	(3)
Unrealized gains (losses)(c)	(326)	290	NM	(1,207)	811	NM

Total direct investments	214	1,275	(83)	446	2,519	(82)
Third-party fund investments	6	53	(89)	(37)	87	NM

Total private equity gains(d)	$220	$1,328	(83)	$409	$2,606	(84)

Private equity portfolio information(e)
Direct investments	June 30, 2008	December 31, 2007	Change

Publicly held securities
Carrying value	$615	$390	58%
Cost	665	288	131
Quoted public value	732	536	37

Privately held direct securities
Carrying value	6,270	5,914	6
Cost	6,113	4,867	26

Third-party fund investments(f)
Carrying value	838	849	(1)
Cost	1,094	1,076	2

Total private equity portfolio – Carrying value	$7,723	$7,153	8
Total private equity portfolio – Cost	$7,872	$6,231	26

(a)
The second quarter of 2008 included a gain on the sale of MasterCard shares. All periods reflect repositioning of the Corporate investment securities portfolio and exclude gains/losses on securities used to manage risk associated with MSRs.

(b)
Held-for-investment prime mortgage loans were transferred from RFS and AM to the Corporate/Private Equity segment for risk management and reporting purposes. The initial transfers had no material impact on the financial results of Corporate/Private Equity.

(c)	Unrealized gains (losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.
(d)	Included in principal transactions revenue in the Consolidated Statements of Income.
(e)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 83–89 of this Form 10-Q.
(f)	Unfunded commitments to third-party private equity funds were $861 million and $881 million at June 30, 2008, and December 31, 2007, respectively.
The carrying value of the private equity portfolio at June 30, 2008, was $7.7 billion, up from $7.2 billion at December 31, 2007. The portfolio represented 8.9% of the Firm’s stockholders’ equity less goodwill at June 30, 2008, down from 9.2% at December 31, 2007.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	June 30, 2008	December 31, 2007

Assets
Cash and due from banks	$32,255	$40,144
Deposits with banks	17,150	11,466
Federal funds sold and securities purchased under resale agreements	176,287	170,897
Securities borrowed	142,854	84,184
Trading assets:
Debt and equity instruments	409,608	414,273
Derivative receivables	122,389	77,136
Securities	119,173	85,450
Loans	538,029	519,374
Allowance for loan losses	(13,246)	(9,234)

Loans, net of allowance for loan losses	524,783	510,140
Accrued interest and accounts receivable	64,294	24,823
Goodwill	45,993	45,270
Other intangible assets	17,276	14,731
Other assets	103,608	83,633

Total assets	$1,775,670	$1,562,147

Liabilities
Deposits	$722,905	$740,728
Federal funds purchased and securities loaned or sold under repurchase agreements	194,724	154,398
Commercial paper and other borrowed funds	72,745	78,431
Trading liabilities:
Debt and equity instruments	87,841	89,162
Derivative payables	95,749	68,705
Accounts payable, accrued expense and other liabilities	171,004	94,476
Beneficial interests issued by consolidated VIEs	20,071	14,016
Long-term debt and trust preferred capital debt securities	277,455	199,010

Total liabilities	1,642,494	1,438,926
Stockholders’ equity	133,176	123,221

Total liabilities and stockholders’ equity	$1,775,670	$1,562,147

Consolidated Balance Sheets overview
The following is a discussion of the significant changes in the Consolidated Balance Sheet items from December 31, 2007.
Deposits with banks; federal funds sold and securities purchased under resale agreements; securities borrowed; federal funds purchased and securities loaned or sold under repurchase agreements
The Firm utilizes deposits with banks, federal funds sold and securities purchased under resale agreements, securities borrowed, and federal funds purchased and securities loaned or sold under repurchase agreements as part of its liquidity management activities to manage the Firm’s cash positions and risk-based capital requirements and to support the Firm’s trading and risk management activities. In particular, the Firm uses securities purchased under resale agreements and securities borrowed to provide funding or liquidity to clients by purchasing and borrowing clients’ securities for the short-term. Federal funds purchased and securities loaned or sold under repurchase agreements are used as short-term funding sources for the Firm. The increase from December 31, 2007, in securities borrowed, deposits with banks, and securities purchased under resale agreements was related to the assets acquired as a result of the Merger and growth in demand from clients for liquidity. The increase in securities loaned or sold under repurchase agreements reflected higher short-term funding requirements to fulfill clients’ demand for liquidity and to finance the Firm’s AFS securities inventory, as well as the liabilities assumed in connection with the Merger. For additional information on the Firm’s Liquidity Risk Management, see pages 53–55 of this Form 10-Q.
Trading assets and liabilities – debt and equity instruments
The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist predominantly of fixed income securities, including government and corporate debt; equity, including convertible securities; loans (including certain prime mortgage and other loans warehoused by RFS and IB for sale or securitization purposes and accounted for at fair value under SFAS 159); and physical commodities inventories. The decreases in trading assets and liabilities from December 31, 2007, were largely due to the more challenging capital markets environment, particularly for debt securities, partially offset by the positions acquired as a result of the Merger. For additional information, refer to Note 4 and Note 5 on pages 90–92 and 92–94, respectively, of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
The Firm utilizes various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk-management purposes. The increase in derivative receivables and payables was largely driven by receivables and payables positions acquired due to the Merger, the increase in commodity derivative receivables due to sharply higher energy prices and the effect of the weakening U.S. dollar on interest rate and foreign exchange derivative receivables. For additional information, refer to derivative contracts and Note 5 on pages 60–62 and 92–94, respectively, of this Form 10-Q.
Securities
Almost all of the Firm’s securities portfolio is classified as AFS and is used predominantly to manage the Firm’s exposure to interest rate movements. The AFS portfolio increased from December 31, 2007, predominantly as a result of net purchases, partially offset by maturities and paydowns of mortgage-related securities. For additional information related to securities, refer to the Corporate/Private Equity segment discussion and to Note 11 on pages 43–45 and 97–98, respectively, of this Form 10-Q.
Loans and allowance for loan losses
The Firm provides loans to a variety of customers, from large corporate and institutional clients to individual consumers. Loans increased from December 31, 2007, largely due to business growth in lending across all the wholesale businesses, as well as growth in the consumer prime mortgage portfolio driven by the decision to retain, rather than sell, new originations of nonconforming mortgage loans. These increases were partly offset by the seasonal decline in credit card receivables. Both the consumer and wholesale components of the allowance for loan losses increased from December 31, 2007. The rise in the consumer allowance was driven by an increase in estimated losses for home equity, prime and subprime mortgage and credit card loans due to the effects of continued weak housing prices and slowing economic growth. The increase in the wholesale allowance was due to the effects of a weakening credit environment and the impact of the transfer of leveraged lending loans in the IB to retained loans from held-for-sale loans, as well as to loan growth. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 55–68 of this Form 10-Q.
Accrued interest and accounts receivable; accounts payable, accrued expense and other liabilities
The Firm’s accrued interest and accounts receivable consist of accrued interest receivable from interest-earning assets; receivables from customers (margin loans), brokers, dealers and clearing organizations, including trade date/settlement date receivables; and sales fails receivables. The Firm’s accounts payables, accrued expense, and other liabilities consist of accounts payable to customers, brokers, dealers and clearing organizations, including trade date/settlement date payables and sales fails payables; accrued expense, including for interest-bearing liabilities; and all other liabilities, including obligations to return securities received as collateral. The increase in accrued interest and accounts receivable from December 31, 2007, was due largely to the Merger, reflecting higher customer receivables in IB’s prime brokerage business. The increase in accounts payable, accrued expense and other liabilities was also due to the Merger, reflecting higher customer payables in IB’s prime brokerage business, as well as higher obligations to return securities received as collateral. For additional information, see Note 15 on page 102 of this Form 10-Q.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The increase in goodwill was due to the purchase of an additional equity interest in Highbridge, tax-related purchase accounting adjustments associated with the Bank One merger and the merger with Bear Stearns. For additional information, see Note 18 on pages 114–116 of this Form 10-Q.
Other intangible assets
The Firm’s other intangible assets consist of MSRs, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles, and all other intangibles. MSRs increased largely due to sales of originated loans and purchases of MSRs, a net increase in the fair value of MSRs (driven primarily by higher mortgage borrowing rates) and MSRs acquired as a result of the Merger, partially offset by servicing portfolio runoff. The decrease in other intangible assets reflects amortization expense associated with credit card-related and core deposit intangibles, partially offset by an increase as a result of the purchase of an additional equity interest in Highbridge. For additional information on MSRs and other intangible assets, see Note 18 on pages 114–116 of this Form 10-Q.
Other assets
The Firm’s other assets consist of private equity and other investments, collateral received, corporate and bank-owned life insurance policies, premises and equipment, and all other assets. The increase in other assets from December 31, 2007, was driven predominantly by the Merger, reflecting higher volume of collateral received.
Deposits
The Firm’s deposits represent a liability to customers, both retail and wholesale, for funds held on their behalf. Deposits are generally classified by location (U.S. and non-U.S.), whether they are interest or noninterest-bearing, and by type (i.e., demand, money market deposit accounts, savings, time or negotiable order of withdrawal accounts). Deposits help provide a stable and consistent source of funding for the Firm. Deposits were lower, compared with December 31, 2007, predominantly from a decrease in interest-bearing U.S. deposits in Corporate, which reflected a declining interest rate environment, reduced wholesale funding activity and maturities; partly offset by a net increase in non-U.S. interest-bearing deposits in TSS, driven by growth in business volumes. For more information on deposits, refer to the TSS and RFS segment discussions and the Liquidity Risk Management discussion on pages 36–38, 23–29 and 53–55 of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 34–36 and 36–38 of this Form 10-Q.
Commercial paper and other borrowed funds
The Firm utilizes commercial paper and other borrowed funds as part of its liquidity management activities to meet short-term funding needs, and in connection with TSS’ cash management product whereby excess client funds, predominantly in TSS, CB and RFS, are transferred into commercial paper overnight sweep accounts. The decrease in commercial paper and other borrowed funds was largely due to lower short-term requirements to fund trading positions, partly offset by growth in the volume of liability balances in sweep accounts. For additional information on the Firm’s Liquidity Risk Management, see pages 53–55 of this Form 10-Q.
Beneficial interests issued by consolidated variable interest entities (“VIEs”)
Beneficial interests issued by consolidated VIEs increased from December 31, 2007, largely as a result of VIEs acquired in the Merger.
Long-term debt and trust preferred capital debt securities
The Firm utilizes long-term debt and trust preferred capital debt securities to provide stable, reliable and cost-effective sources of funding as part of its longer-term liquidity and capital management activities. Long-term debt and trust preferred capital debt securities increased from December 31, 2007, predominantly due to the debt assumed in connection with the Merger and net new issuances. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 53–55 of this Form 10-Q.
Stockholders’ equity
The increase in total stockholders’ equity from year-end 2007 was predominantly the result of net income for the first six months of 2008; the issuance of noncumulative perpetual preferred stock in the second quarter of 2008; and net issuances of common stock in connection with the Merger and under the Firm’s employee stock-based compensation plans. These additions were partially offset by the declaration of cash dividends. For a further discussion of capital, see the Capital Management section that follows.

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
Line of business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers. Return on equity is measured and internal targets for expected returns are established as a key measure of a business segment’s performance. Line of business equity increased during the second quarter of 2008 in IB and AM due to the Bear Stearns merger. Relative to the second quarter of 2007, line of business equity increased due to the Bear Stearns merger, business growth across the businesses and, for AM, the purchase of the additional equity interest in Highbridge. The Firm may revise its equity capital-allocation methodology in the future.
In accordance with SFAS 142, the lines of business perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical Accounting Estimates Used by the Firm and Note 18 on pages 98 and 154, respectively, of JPMorgan Chase’s 2007 Annual Report, and Note 18 on page 114 of this Form 10-Q.

Line of business equity	Quarterly Averages
(in billions)	2Q08	1Q08	2Q07

Investment Bank(a)	$23.3	$22.0	$21.0
Retail Financial Services	17.0	17.0	16.0
Card Services	14.1	14.1	14.1
Commercial Banking	7.0	7.0	6.3
Treasury & Securities Services	3.5	3.5	3.0
Asset Management(a)	5.1	5.0	3.8
Corporate/Private Equity	56.4	56.0	53.9

Total common stockholders’ equity	$126.4	$124.6	$118.1

(a)	Amounts provided are quarterly averages. Equity allocated to the IB and AM as of June 30, 2008 was $26.0 billion and $5.2 billion, respectively.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital primarily based upon four risk factors: credit risk, market risk, operational risk and private equity risk, principally for the Firm’s private equity business.

Economic risk capital	Quarterly Averages
(in billions)	2Q08	1Q08	2Q07

Credit risk(a)	$34.8	$32.9	$28.8
Market risk	8.5	8.7	9.9
Operational risk	5.8	5.6	5.6
Private equity risk	5.0	4.3	3.8

Economic risk capital	54.1	51.5	48.1
Goodwill	45.8	45.7	45.2
Other(b)	26.5	27.4	24.8

Total common stockholders’ equity	$126.4	$124.6	$118.1

(a)
Incorporates a change to the wholesale credit risk methodology, which was modified to include a through-the-cycle adjustment. The second quarter of 2007 has been revised to reflect this methodology change. For further discussion of this change, see Credit risk capital on page 63 of JPMorgan Chase’s 2007 Annual Report.

(b)	Reflects additional capital required, in management’s view, to meet its regulatory and debt rating objectives.

Regulatory capital
The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) establishes capital requirements, including well-capitalized standards for the bank holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
The Federal Reserve Board granted the Firm, for a period of 18 months following the merger with Bear Stearns, relief up to a certain specified amount and subject to certain conditions from the Federal Reserve Board’s risk-based capital and leverage requirements with respect to Bear Stearns’ risk-weighted assets and other exposures acquired. The amount of such relief is subject to reduction by one-sixth each quarter subsequent to the merger and expires on October 1, 2009. The OCC granted JPMorgan Chase Bank, N.A. similar relief from its risk-based capital and leverage requirements.
The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at June 30, 2008, and December 31, 2007. The table indicates that the Firm and its significant banking subsidiaries were well-capitalized.

				Adjusted	Tier 1	Total	Tier 1
	Tier 1		Risk-weighted	average	capital	capital	leverage
(in millions, except ratios)	capital	Total capital	assets(c)	assets(d)	ratio	ratio	ratio

June 30, 2008(a)
JPMorgan Chase & Co.	$98,775	$145,012	$1,079,199	$1,536,439	9.2%	13.4%	6.4%
JPMorgan Chase Bank, N.A.	80,996	118,411	988,113	1,332,324	8.2	12.0	6.1
Chase Bank USA, N.A.	10,358	11,649	68,104	61,279	15.2	17.1	16.9

December 31, 2007(a)
JPMorgan Chase & Co.	$88,746	$132,242	$1,051,879	$1,473,541	8.4%	12.6%	6.0%
JPMorgan Chase Bank, N.A.	78,453	112,253	950,001	1,268,304	8.3	11.8	6.2
Chase Bank USA, N.A.	9,407	10,720	73,169	60,905	12.9	14.7	15.5

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the Federal Reserve Board, OCC and Federal Deposit Insurance Corporation (“FDIC”).
(c)
Includes off-balance sheet risk-weighted assets of $414.1 billion, $356.6 billion and $12.5 billion, respectively, at June 30, 2008, and of $352.7 billion, $336.8 billion and $13.4 billion, respectively, at December 31, 2007, for JPMorgan Chase and its significant banking subsidiaries.

(d)
Average adjusted assets, for purposes of calculating the leverage ratio, include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

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
Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities which have resulted from both nontaxable business combinations and from tax deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $1.9 billion at June 30, 2008, and $2.0 billion at December 31, 2007. Additionally, the Firm had deferred tax liabilities resulting from tax deductible goodwill of $1.2 billion at June 30, 2008, and $939 million at December 31, 2007. The rates presented do not include adjustments for such amounts.

The Firm’s Tier 1 capital was $98.8 billion at June 30, 2008, compared with $88.7 billion at December 31, 2007, an increase of $10.0 billion. The increase was due primarily to net income of $4.4 billion, the issuance of noncumulative perpetual preferred stock of $6.0 billion, net issuances of common stock under the Firm’s employee stock-based compensation plans of $1.8 billion, net issuances of common stock in connection with the Bear Stearns merger of $1.2 billion and net issuances of qualifying trust preferred capital debt securities of $1.4 billion. These increases were partially offset by decreases in stockholders’ equity net of accumulated other comprehensive income (loss) primarily due to dividends declared of $2.8 billion, a $604 million increase in the deduction for goodwill and other nonqualifying intangibles, and a $1.1 billion (after-tax) increase in the valuation adjustment to certain liabilities to reflect the credit quality of the Firm. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 28 on pages 166–167 of JPMorgan Chase’s 2007 Annual Report.

Basel II
The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (“Basel II”), and in December 2007, U.S. banking regulators published a final Basel II rule. The final U.S. rule will require JPMorgan Chase to implement Basel II at the holding company level, as well as at certain key U.S. bank subsidiaries. The U.S. implementation timetable consists of a qualification period, starting any time between April 1, 2008, and April 1, 2010, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on current (“Basel I”) regulations. JPMorgan Chase expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required. For additional information, see Basel II, on page 65 of JPMorgan Chase’s 2007 Annual Report.
Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are J.P. Morgan Securities Inc. (“JPMorgan Securities”), Bear, Stearns & Co. Inc. (“Bear Stearns & Co.”) and Bear, Stearns Securities Corp. (“Bear Stearns Securities”). JPMorgan Securities, Bear Stearns & Co. and Bear Stearns Securities are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (“Net Capital Rule”). Bear Stearns & Co. and Bear Stearns Securities are also registered as futures commissions merchants and subject to Rule 1.17 under the Commodity Futures Trading Commission (“CFTC”). JPMorgan Securities and Bear Stearns & Co. have been approved by the Securities and Exchange Commission (“SEC”) to use Appendix E of the Net Capital Rule (“Appendix E”), which establishes alternative net capital requirements for broker-dealers that are subject to consolidated supervision and examination at the holding company level. Appendix E allows JPMorgan Securities and Bear Stearns & Co. to calculate net capital charges for market risk and derivatives-related credit risk based on mathematical models, provided that JPMorgan Securities and Bear Stearns & Co. hold tentative net capital in excess of $1 billion and net capital in excess of $500 million. At June 30, 2008, JPMorgan Securities’ net capital of $8.3 billion exceeded the minimum requirement by $7.8 billion. Bear Stearns & Co.’s net capital at June 30, 2008, of $5.7 billion exceeded the minimum requirement by $5.1 billion. The Firm plans to merge JPMorgan Securities and Bear Stearns & Co. on or about October 1, 2008.
Bear Stearns Securities, a guaranteed subsidiary of Bear Stearns & Co., provides clearing and settlement services. Bear Stearns Securities is required to maintain minimum net capital, as defined, of not less than the greater of (i) 2% of aggregate debit items arising from customer transactions, as defined in the Net Capital Rule, or (ii) 8% of customer risk maintenance margin requirements plus 4% of non-customer risk maintenance margin requirements, all as defined in the capital rules of the CFTC. At June 30, 2008, Bear Stearns Securities’ net capital of $4.7 billion exceeded the minimum requirement by $3.6 billion.
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratios, need to maintain an adequate capital level and alternative investment opportunities. The Firm continues to target a dividend payout ratio of approximately 30-40% of net income over time. On May 20, 2008, the Firm declared a quarterly common stock dividend of $0.38 per share, payable on July 31, 2008, to shareholders of record at the close of business on July 3, 2008.
Issuance
On April 23, 2008, the Firm issued $6.0 billion of noncumulative perpetual preferred stock. The proceeds were used for general corporate purposes. For additional information regarding preferred stock, see Note 21 on page 119 of this Form 10-Q.
Stock repurchases
For a discussion of the Firm’s current stock repurchase program, see Stock repurchases on page 65 of JPMorgan Chase’s 2007 Annual Report. During the six months ended June 30, 2008, the Firm did not repurchase any shares. During the three and six months ended June 30, 2007, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 37 million and 118 million shares for $1.9 billion and $5.9 billion, respectively, at an average price per share of $51.13 and $49.97, respectively. As of June 30, 2008, $6.2 billion of authorized repurchase capacity remained under the current $10.0 billion stock repurchase program.
The current $10.0 billion authorization to repurchase stock will be utilized at management’s discretion, and the timing of purchases and the exact number of shares purchased will depend on market conditions and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on page 140 of this Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

JPMorgan Chase has several types of off-balance sheet arrangements, including arrangements with special purpose entities (“SPEs”) and issuance of lending-related financial instruments (e.g., commitments and guarantees). For further discussion of contractual cash obligations, see Off-Balance Sheet Arrangements and Contractual Cash Obligations on page 67 of JPMorgan Chase’s 2007 Annual Report.
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
JPMorgan Chase uses SPEs as a source of liquidity for itself and its clients by securitizing financial assets, and by creating investment products for clients. The Firm is involved with SPEs through multi-seller conduits and investor intermediation activities, and as a result of its loan securitizations through qualifying special purpose entities (“QSPEs”). For a detailed discussion of all SPEs with which the Firm is involved, and the related accounting, see Note 1 on page 108, Note 16 on pages 139–145 and Note 17 on pages 146–154 of JPMorgan Chase’s 2007 Annual Report.
The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., was downgraded below specific levels, primarily “P-1”, “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $74.3 billion and $94.0 billion at June 30, 2008, and December 31, 2007, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitments, or in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. These commitments are included in other unfunded commitments to extend credit and asset purchase agreements, as shown in the Off-balance sheet lending-related financial instruments and guarantees table on page 52 of this Form 10-Q.
Special-purpose entities revenue
The following table summarizes certain revenue information related to consolidated and nonconsolidated VIEs and QSPEs with which the Firm has significant involvement. The revenue reported in the table below predominantly represents contractual servicing and credit fee income (i.e., income from acting as administrator, structurer, or liquidity provider). It does not include mark-to-market gains and losses from changes in the fair value of trading positions (such as derivative transactions) entered into with VIEs. Those gains and losses are recorded in principal transactions revenue.

Revenue from VIEs and QSPEs	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

VIEs:(a)
Multi-seller conduits	$67	$46	$124	$84
Investor intermediation	8	9	5	18

Total VIEs	75	55	129	102
QSPEs	1,083	841	1,981	1,687

Total	$1,158	$896	$2,110	$1,789

(a)	Includes revenue associated with consolidated VIEs and significant nonconsolidated VIEs.
American Securitization Forum subprime adjustable rate mortgage loans modifications
In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the “Framework”). The Framework provides guidance for servicers to streamline evaluation procedures of borrowers with certain subprime adjustable rate mortgage (“ARM”) loans in order to more quickly and efficiently provide modification of such loans with terms that are more appropriate for the individual needs of such borrowers. The Framework applies to all first-lien subprime ARM loans that have a fixed rate of interest for an initial period of 36 months or less; are included in securitized pools; were originated between January 1, 2005, and July 31, 2007; and have an initial interest rate reset date between January 1, 2008, and July 31, 2010. JPMorgan Chase has adopted the Framework, and during the three and six months ended June 30, 2008, had modified $649 million and $836 million, respectively, of Segment 2 subprime mortgage loans. In addition, during the three and six months ended June 30, 2008, $483 million and $524 million, respectively, of Segment 3 loans were modified, $302 million and $377 million, respectively, were subjected to other loss mitigation activities, and $43 million and $76 million, respectively, were prepaid by borrowers. For additional discussion of the Framework, see Note 16 on pages 108–109 of this Form 10-Q and Note 16 on page 145 of JPMorgan Chase’s 2007 Annual Report.
Off-balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees predominantly expire without being drawn and even higher proportions expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the Firm’s option. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Credit Risk Management on pages 73–89 and Note 31 on pages 170–173 of JPMorgan Chase’s 2007 Annual Report.
The following table presents off-balance sheet lending-related financial instruments and guarantees for the periods indicated.

	June 30, 2008					Dec. 31, 2007
By remaining maturity		1-<3	3-5
(in millions)	< 1 year	years	years	> 5 years	Total	Total

Lending-related
Consumer(a)	$759,011	$1,866	$2,880	$63,672	$827,429	$815,936
Wholesale:
Unfunded commitments to extend credit(b)(c)(d)(e)	90,166	76,623	70,896	17,668	255,353	250,954
Asset purchase agreements(f)	23,518	38,282	5,254	1,252	68,306	90,105
Standby letters of credit and guarantees(c)(g)(h)	29,839	28,340	35,518	6,519	100,216	100,222
Other letters of credit(c)	5,192	738	177	46	6,153	5,371

Total wholesale	148,715	143,983	111,845	25,485	430,028	446,652

Total lending-related	$907,726	$145,849	$114,725	$89,157	$1,257,457	$1,262,588

Other guarantees
Securities lending guarantees(i)	$362,246	$—	$—	$—	$362,246	$385,758
Derivatives qualifying as guarantees(j)	25,456	12,654	26,555	39,118	103,783	85,262

(a)
Included credit card and home equity lending-related commitments of $736.4 billion and $66.7 billion, respectively, at June 30, 2008, and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. For credit card commitments and if certain conditions are met for home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(b)
Included unused advised lines of credit totaling $34.0 billion at June 30, 2008, and $38.4 billion at December 31, 2007, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. See the Glossary of Terms on page 130 of this Form 10-Q for the Firm’s definition of advised lines of credit.

(c)	Represents contractual amount net of risk participations totaling $29.7 billion and $28.3 billion at June 30, 2008, and December 31, 2007, respectively.
(d)
Excluded unfunded commitments to third-party private equity funds of $861 million and $881 million at June 30, 2008, and December 31, 2007, respectively. Also excludes unfunded commitments for other equity investments of $940 million and $903 million at June 30, 2008, and December 31, 2007, respectively.

(e)
Included in other unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions of $7.2 billion and $8.2 billion at June 30, 2008, and December 31, 2007, respectively.

(f)
Largely represents asset purchase agreements to the Firm’s administered multi-seller, asset-backed commercial paper conduits. The maturity is based upon the weighted-average expected life of the underlying assets in the SPE, which are based upon the remainder of each conduit transaction’s committed liquidity plus either the expected weighted average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market. It also includes $248 million and $1.1 billion of asset purchase agreements to other third-party entities at June 30, 2008, and December 31, 2007, respectively.

(g)	JPMorgan Chase held collateral relating to $19.1 billion and $15.8 billion of these arrangements at June 30, 2008, and December 31, 2007, respectively.
(h)	Included unused commitments to issue standby letters of credit of $46.3 billion and $50.7 billion at June 30, 2008, and December 31, 2007, respectively.
(i)	Collateral held by the Firm in support of securities lending indemnification agreements was $369.5 billion at June 30, 2008, and $390.5 billion at December 31, 2007, respectively.
(j)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 31 on pages 170–173 of JPMorgan Chase’s 2007 Annual Report.

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
For further discussion of these risks, see pages 69–95 of JPMorgan Chase’s 2007 Annual Report and the information below.

LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity management framework highlights developments since December 31, 2007, and should be read in conjunction with pages 70–73 of JPMorgan Chase’s 2007 Annual Report.
Liquidity risk arises from the general funding needs of the Firm’s activities and in the management of its assets and liabilities. JPMorgan Chase’s liquidity management framework is intended to maximize liquidity access and minimize funding costs. Through active liquidity management, the Firm seeks to preserve stable, reliable and cost-effective sources of funding to meet actual and contingent liquidity needs over time. This access enables the Firm to replace maturing obligations when due and fund assets at appropriate maturities and rates. To accomplish this, management uses a variety of methods to mitigate liquidity and related risks which take into consideration market conditions, prevailing interest rates, liquidity needs and the desired maturity profile of liabilities, among other factors.
Funding
Sources of funds
As of June 30, 2008, the Firm’s liquidity position remained strong based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core liabilities exceeded illiquid assets and the Firm believes its obligations can be met even if access to funding is impaired.
Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company level sufficient to cover its obligations and those of its nonbank subsidiaries that mature over the next 12 months.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source, thereby minimizing the cost of funds. The deposits held by the RFS, CB, TSS and AM lines of business are generally a consistent source of funding for JPMorgan Chase Bank, N.A. As of June 30, 2008, total deposits for the Firm were $722.9 billion. A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes and therefore are considered more stable than market-based (i.e., wholesale) liability balances. The Firm also benefits from substantial liability balances originated by RFS, CB, TSS and AM through the normal course of business. Liability balances include deposits and deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements). These franchise-generated liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 19–42 and 45–48, respectively, of this Form 10-Q.
Additional sources of funds include a variety of both short- and long-term instruments, including federal funds purchased, commercial paper, bank notes, long-term debt, trust preferred capital debt securities and preferred stock. This funding is managed centrally, using regional expertise and local market access, to ensure active participation by the Firm in the global financial markets while maintaining consistent global pricing. These markets serve as cost-effective and diversified sources of funds and are critical components of the Firm’s liquidity management. Decisions concerning the timing and tenor of accessing these markets are based upon relative costs, general market conditions, prospective views of balance sheet growth and a targeted liquidity profile.
Finally, funding flexibility is provided by the Firm’s ability to access the repurchase and asset securitization markets. These markets are evaluated on an ongoing basis to achieve an appropriate balance of secured and unsecured funding. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized and are generally not dependent upon the credit ratings of the issuing entity. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements and notes to the consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off-Balance Sheet Arrangements and Contractual Cash Obligations and Notes 16 and 27 on pages 51–52, 103–109 and 122–124, respectively, of this Form 10-Q.

Issuance
During the second quarter and first half of 2008, JPMorgan Chase issued approximately $18.7 billion and $38.2 billion, respectively, of long-term debt and trust preferred capital debt securities; in the second quarter of 2008, the Firm also issued $6.0 billion of noncumulative perpetual preferred stock. The debt issuances included $7.9 billion and $16.9 billion, respectively, of IB structured notes, the issuances of which are generally client-driven and not for funding or capital management purposes as the proceeds from such transactions are generally used to purchase securities to mitigate the risk associated with structured note exposure. The issuances of long-term debt and trust preferred capital debt securities were offset partially by $12.5 billion and $30.0 billion of such securities that matured or were redeemed during the second quarter and first half of 2008, respectively, including $7.4 billion and $18.8 billion, respectively, of IB structured notes. In addition, during the second quarter and first half of 2008, the Firm securitized $10.8 billion and $15.3 billion, respectively, of credit card loans. The Firm did not securitize any other consumer loans during the first half of 2008. For further discussion of loan securitizations, see Note 16 on pages 103–109 of this Form 10-Q.
In connection with the issuance of certain of its trust preferred capital debt securities and its noncumulative perpetual preferred stock, the Firm has entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holder of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of such trust preferred capital debt securities and noncumulative perpetual preferred stock except, with limited exceptions, to the extent that JPMorgan Chase has received, in each such case, specified amounts of proceeds from the sale of certain qualifying securities. Currently the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, reference is made to the respective RCCs entered into by the Firm in connection with the issuances of such trust preferred capital debt securities and noncumulative perpetual preferred stock, which are filed with the U.S. Securities and Exchange Commission under cover of Forms 8-K.
Cash Flows
Cash and due from banks was $32.3 billion and $35.4 billion at June 30, 2008 and 2007, respectively. These balances declined $7.9 billion and $5.0 billion from December 31, 2007 and 2006, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the first six months of 2008 and 2007.
Cash Flows from Operating Activities
JPMorgan Chase’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. Management believes cash flows from operations, available cash balances and the Firm’s ability to generate cash through short- and long-term borrowings will be sufficient to fund the Firm’s operating liquidity needs.
For the six months ended June 30, 2008, net cash provided by operating activities was $24.0 billion. Net cash generated from operating activities was higher than net income largely as a result of adjustments for operating items such as the provision for credit losses, depreciation and amortization, stock-based compensation, certain other expenses and gains or losses from sales of investment securities. In addition, proceeds from sales of loans originated or purchased with an initial intent to sell was slightly higher than cash used to acquire such loans, but the cash flows from these loan sales activities were at a much lower level than for the same period in 2007 as a result of the current market conditions that have continued since the last half of 2007.
For the six months ended June 30, 2007, net cash used in operating activities was $66.4 billion, which supported growth in the Firm’s capital markets and certain lending activities during the period. The net use of cash was partially offset by proceeds from sales of loans originated or purchased with an initial intent to sell, which were higher than cash used to acquire such loans.
Cash Flows from Investing Activities
The Firm’s investing activities primarily include originating loans to be held to maturity, other receivables, and the available-for-sale investment portfolio. For the six months ended June 30, 2008, net cash of $54.1 billion was used in investing activities, primarily for purchases of investment securities in Corporate’s AFS portfolio to manage the Firm’s exposure to interest rates; net additions to the wholesale loan portfolio, primarily from increased lending activities across all the wholesale businesses; additions to the consumer prime mortgage portfolio as a result of the decision to retain, rather than sell, new originations of nonconforming prime mortgage loans; and an increase in securities purchased under resale agreements reflecting growth in demand from clients for liquidity. Partially offsetting these uses of cash were proceeds from sales and maturities of AFS securities; credit card securitization activities; the seasonal decline in consumer credit card receivables and cash received from the sale of an investment net of cash used for acquisitions. Additionally, in June 2008, in connection with the merger with Bear Stearns, the Firm sold assets acquired from Bear Stearns to the FRBNY and received cash proceeds of $28.85 billion.
For the six months ended June 30, 2007, net cash of $28.3 billion was used in investing activities, primarily for purchases of investment securities in Corporate’s AFS portfolio to manage the Firm’s exposure to interest rates; net additions to the retained wholesale and consumer (primarily home equity) loans portfolios; and to increase deposits with banks as a result of the availability of excess cash for short-term investment opportunities. Partially offsetting these uses of cash were cash proceeds received from sales and maturities of AFS securities; credit card, residential mortgage, auto and wholesale loan sales and securitization activities; a decrease in securities purchased under resale agreements; and the seasonal decline in consumer credit card receivables.
Cash Flows from Financing Activities
The Firm’s financing activities primarily include the receipt of customer deposits and issuance of long-term debt and trust preferred capital debt securities. In addition, JPMorgan Chase pays quarterly dividends on its common stock and has a stock repurchase program. In the first six months of 2008, net cash provided by financing activities was $22.0 billion due to increases in federal funds purchased and securities loaned or sold under repurchase agreements in connection with higher short-term requirements to fulfill clients’ demand for liquidity and to finance the Firm’s AFS securities inventory levels; net new issuances of long-term debt and trust preferred capital debt securities; and the issuance of noncumulative perpetual preferred stock. Partially offsetting these cash proceeds was a decline in commercial paper and other borrowed funds due to lower short-term requirements to fund trading positions partially offset by growth in the volume of liability balances in sweep accounts; a decrease in U.S. interest-bearing deposits in Corporate, partially offset by an increase in non-U.S. interest-bearing deposits in TSS from growth in business volume and the payment of cash dividends. There were no stock repurchases during the first six months of 2008.
In the first half of 2007, net cash provided by financing activities was $89.6 billion due to a higher level of securities loaned or sold under repurchase agreements in connection with the funding of trading and AFS securities positions; net issuances of long-term debt and trust preferred capital debt securities and a net increase in wholesale deposits from growth in business volumes, in particular, interest-bearing deposits in TSS. Cash was used to repurchase common stock and the payment of cash dividends on common stock (including a 12% increase in the quarterly dividend in the second quarter of 2007).
Credit ratings
The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of June 30, 2008, were as follows.

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P-1	A-1+	F1+	Aa2	AA-	AA-
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aaa	AA	AA-
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aaa	AA	AA-

The cost and availability of unsecured financing are influenced by credit ratings. A reduction in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral requirements and decrease the number of investors and counterparties willing to lend. Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. Currently, the Firm believes a downgrade in the near-term is unlikely. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 51 and Ratings profile of derivative receivables marked-to-market (“MTM”) on page 61 of this Form 10-Q.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase’s credit portfolio as of June 30, 2008, highlights developments since December 31, 2007. This section should be read in conjunction with pages 73–89 and pages 96–97 and Notes 14, 15, 31, and 32 of JPMorgan Chase’s 2007 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card receivables that have been securitized. For a reconciliation of the provision for credit losses on a reported basis to managed basis, see pages 15–17 of this Form 10-Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of June 30, 2008, and December 31, 2007. Total credit exposure at June 30, 2008, increased $91.8 billion from December 31, 2007, reflecting increases of $71.5 billion and $20.3 billion in the wholesale and consumer portfolios, respectively. Derivative receivables increased $45.3 billion, receivables from customers increased $26.0 billion (due to the merger with Bear Stearns) and managed loans increased $25.1 billion ($16.3 billion and $8.8 billion in the wholesale and consumer portfolios, respectively). Partially offsetting these increases was a decrease in lending-related commitments of $5.1 billion (a decrease of $16.6 billion in the wholesale portfolio offset by an $11.5 billion increase in the consumer portfolio).
In the table below, reported loans include loans accounted for at fair value and loans held-for-sale, which are carried at the lower of cost or fair value with changes in value recorded in noninterest revenue. However, these held-for-sale loans and loans accounted for at fair value are excluded from the average loan balances used for the net charge-off rate calculations.

	Credit exposure		Nonperforming assets(i)(j)
	June 30,	December 31,	June 30,		December 31,
(in millions, except ratios)	2008	2007	2008		2007

Total credit portfolio
Loans retained(a)	$515,828	$491,736	$5,222	(i)	$3,232	(i)
Loans held-for-sale	10,822	18,899	46		45
Loans at fair value	11,379	8,739	5		5

Loans – reported(a)	$538,029	$519,374	$5,273		$3,282
Loans – securitized(b)	79,120	72,701	—		—

Total managed loans(c)	617,149	592,075	$5,273		$3,282
Derivative receivables	122,389	77,136	80		29
Receivables from customers(d)	26,572	—	—		—

Total managed credit-related assets	766,110	669,211	$5,353		$3,311
Lending-related commitments(e)(f)	1,257,457	1,262,588	NA		NA
Assets acquired in loan satisfactions	NA	NA	880		622

Total credit portfolio	$2,023,567	$1,931,799	$6,233		$3,933

Net credit derivative hedges notional(g)	$(86,051)	$(67,999)	$(3)		$(3)
Collateral held against derivatives(h)	(12,952)	(9,824)	NA		NA

	Three months ended June 30,				Six months ended June 30,
			Average annual				Average annual
(in millions, except ratios)	Net charge-offs		net charge-off rate		Net charge-offs		net charge-off rate

	2008	2007	2008	2007	2008	2007	2008	2007

Total credit portfolio
Loans – reported	$2,130	$985	1.67%	0.90%	$4,036	$1,888	1.60%	0.88%
Loans – securitized(b)	830	590	4.32	3.46	1,511	1,183	4.02	3.51

Total managed loans	$2,960	$1,575	2.02%	1.25%	$5,547	$3,071	1.91%	1.23%

(a)
Loans (other than those for which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $702 million and $1.0 billion at June 30, 2008, and December 31, 2007, respectively.

(b)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 30–33 of this Form 10-Q.

(c)
Loans past-due 90 days and over and accruing include: credit card receivables reported of $1.5 billion at both June 30, 2008, and December 31, 2007, respectively, and credit card securitizations of $1.2 billion and $1.1 billion at June 30, 2008, and December 31, 2007, respectively; and wholesale loans of $90 million and $75 million at June 30, 2008, and December 31, 2007, respectively.

(d)	Primarily represents margin loans to prime and retail brokerage customers included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(e)
Included credit card and home equity lending-related commitments of $736.4 billion and $66.7 billion, respectively, at June 30, 2008; and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. For credit card commitments and if certain conditions are met for home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(f)
Included unused advised lines of credit totaling $34.0 billion and $38.4 billion at June 30, 2008, and December 31, 2007, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable. See the Glossary of Terms on page 130 of this form 10-Q for the Firm’s definition of advised lines of credit.

(g)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $34.4 billion and $31.1 billion at June 30, 2008, and December 31, 2007, respectively, which represent the notional amount of structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

(h)	Represents other liquid securities collateral held by the Firm as of June 30, 2008, and December 31, 2007, respectively.

(i)
Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.9 billion and $1.5 billion at June 30, 2008, and December 31, 2007, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $371 million and $279 million at June 30, 2008, and December 31, 2007, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(j)
For the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform with all other home lending products. Prior period nonperforming assets have been revised to conform with this change.

WHOLESALE CREDIT PORTFOLIO

As of June 30, 2008, wholesale exposure (IB, CB, TSS and AM) increased $71.5 billion from December 31, 2007, primarily due to $54.3 billion of wholesale exposure acquired in connection with the merger with Bear Stearns, including $26.0 billion of receivables from customers, $18.9 billion of derivative receivables, $5.0 billion of lending-related commitments and $4.4 billion of loans. The remaining increase of $17.2 billion was largely driven by $26.3 billion of derivative receivables and $11.9 billion of loans, partially offset by a decrease of $21.6 billion in lending-related commitments. The increase in derivative receivables was due to the increase in commodity receivables reflecting sharply higher energy prices and the effect of the weakening U.S. dollar on interest rate and foreign exchange derivative receivables. The increase in loans was primarily due to lending activity across most wholesale businesses and other portfolio growth. The decrease in lending-related commitments was mainly due to the cancellation of primarily investment-grade commitments as well as other portfolio activity.

	Credit exposure		Nonperforming assets
	June 30,	December 31,	June 30,	December 31,
(in millions)	2008	2007	2008	2007

Loans retained(a)	$209,354	$189,427	$819	$464
Loans held-for-sale	8,626	14,910	46	45
Loans at fair value	11,379	8,739	5	5

Loans – reported(a)	$229,359	$213,076	$870	$514
Derivative receivables	122,389	77,136	80	29
Receivables from customers(b)	26,572	—	NA	—

Total wholesale credit-related assets	378,320	290,212	950	543
Lending-related commitments(c)	430,028	446,652	NA	NA
Assets acquired in loan satisfactions	NA	NA	121	73

Total wholesale credit exposure	$808,348	$736,864	$1,071	$616

Net credit derivative hedges notional(d)	$(86,051)	$(67,999)	$(3)	$(3)
Collateral held against derivatives(e)	(12,952)	(9,824)	NA	NA

(a)
Includes loans greater than or equal to 90 days past due that continue to accrue interest. The principal balance of these loans totaled $90 million and $75 million at June 30, 2008, and December 31, 2007, respectively. Also, see Note 4 on pages 90–92 and Note 13 on pages 99–101 of this Form 10-Q.

(b)	Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(c)
Included unused advised lines of credit totaling $34.0 billion and $38.4 billion at June 30, 2008, and December 31, 2007, respectively, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(d)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $34.4 billion and $31.1 billion at June 30, 2008, and December 31, 2007, respectively, which represents the notional amount of structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

(e)	Represents other liquid securities collateral held by the Firm as of June 30, 2008, and December 31, 2007, respectively.
Net charge-offs/(recoveries)
Wholesale

	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2008	2007	2008	2007

Loans – reported
Net charge-offs (recoveries)	$41	$(29)	$133	$(35)
Average annual net charge-off (recovery) rate(a)	0.08%	(0.07)%	0.13%	(0.04)%

(a)
Excludes average wholesale loans held-for-sale and loans at fair value of $20.8 billion and $15.5 billion for the quarters ended June 30, 2008 and 2007, respectively, and $20.5 billion and $14.9 billion year-to-date 2008 and 2007, respectively.

Net charge-offs (recoveries) do not include gains and losses from sales of nonperforming loans that were sold. There were no gains or losses during 2008 compared with losses of $2 million in the second quarter and year-to-date of 2007. The following table presents the change in the nonperforming loan portfolio for the six months ended June 30, 2008 and 2007.

Nonperforming loan activity
Wholesale

	Six months ended June 30,
(in millions)	2008	2007

Beginning balance at January 1	$514	$391

Additions	997	263

Reductions
Paydowns and other	(393)	(360)
Charge-offs	(212)	(30)
Returned to performing	(22)	(33)
Sales	(14)	(3)

Total reductions	(641)	(426)

Net additions (reductions)	356	(163)

Ending balance	$870	$228

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of June 30, 2008, and December 31, 2007. The decrease in the investment grade portion for loans was largely the result of the merger with Bear Stearns. The ratings scale is based upon the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.
Wholesale credit exposure – maturity and ratings profile

	Maturity profile(d)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At June 30, 2008					AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	<1 year	1 - 5 years	> 5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	44%	44%	12%	100%	$132	$77	$209	63%
Derivative receivables	26	36	38	100	99	23	122	81
Lending-related commitments	35	59	6	100	364	66	430	85

Total excluding loans held-for-sale and loans at fair value	36%	52%	12%	100%	$595	$166	$761	78%
Loans held-for-sale and loans at fair value(a)							20
Receivables from customers(b)							27

Total exposure							$808

Net credit derivative hedges notional(c)	23%	73%	4%	100%	$(86)	$—	$(86)	100%

	Maturity profile(d)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At December 31, 2007					AAA/Aaa to	BB+/Ba1	Total %
(in billions, except ratios)	<1 year	1 - 5 years	> 5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	44%	45%	11%	100%	$127	$62	$189	67%
Derivative receivables	17	39	44	100	64	13	77	83
Lending-related commitments	35	59	6	100	380	67	447	85

Total excluding loans held-for-sale and loans at fair value	36%	53%	11%	100%	$571	$142	$713	80%
Loans held-for-sale and loans at fair value(a)							24

Total exposure							$737

Net credit derivative hedges notional(c)	39%	56%	5%	100%	$(68)	$—	$(68)	100%

(a)	Loans held-for-sale relate primarily to syndication loans and loans transferred from the retained portfolio.

(b)	Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(c)
Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $34.4 billion and $31.1 billion at June 30, 2008, and December 31, 2007, respectively, which represents the notional amount of structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

(d)
The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of average exposure. See page 80 of JPMorgan Chase’s 2007 Annual Report for further discussion of average exposure.

Wholesale credit exposure – selected industry concentration
The Firm focuses on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. At June 30, 2008, the top 10 industries were the same as those at December 31, 2007.

	June 30, 2008		December 31, 2007
Top 10 industries(a)	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(d)	portfolio	exposure(d)	portfolio

Banks and finance companies	$71,101	9%	$65,288	9%
Asset managers	44,521	6	38,554	6
Real estate	39,234	5	38,295	5
Healthcare	36,743	5	30,746	4
Consumer products	36,063	5	29,941	4
State and municipal governments	34,949	5	31,425	5
Oil and gas	34,833	5	26,082	4
Utilities	34,587	4	28,679	4
Retail and consumer services	31,143	4	23,969	3
Securities firms and exchanges	25,980	3	23,274	3
All other(b)	372,617	49	376,962	53

Total excluding loans held-for-sale and loans at fair value	$761,771	100%	$713,215	100%

Loans held-for-sale and loans at fair value(c)	20,005		23,649
Receivables from customers	26,572		—

Total	$808,348		$736,864

(a)	Rankings are based upon exposure at June 30, 2008.

(b)	For more information on exposures to SPEs included in all other, see Note 17 on pages 109–114 of this Form 10-Q.

(c)	Loans held-for-sale and loans at fair value relate primarily to syndication loans and loans transferred from the retained portfolio.

(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.
Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, increased to $12.5 billion, at June 30, 2008, from $6.8 billion at year-end 2007. The increase was primarily related to downgrades within the portfolio, mainly in the IB.
Wholesale criticized exposure – industry concentrations

	June 30, 2008		December 31, 2007
Top 10 industries(a)	Credit	% of	Credit	% of
(in millions, except ratios)	Exposure	portfolio	exposure	portfolio

Real estate	$2,349	19%	$1,070	16%
Banks and finance companies	1,574	13	498	7
Automotive	1,535	12	1,338	20
Media	1,134	9	303	4
Building materials/construction	727	6	345	5
Retail and consumer services	663	5	550	8
Consumer products	402	3	239	4
Asset managers	373	3	212	3
Leisure	324	3	101	1
Healthcare	318	2	246	4
All other	3,111	25	1,936	28

Total excluding loans held-for-sale and loans at fair value	$12,510	100%	$6,838	100%

Loans held-for-sale and loans at fair value(b)	4,127		205
Receivables from customers	—		—

Total	$16,637		$7,043

(a)	Rankings are based upon exposure at June 30, 2008.

(b)	Loans held-for-sale and loans at fair value relate primarily to syndication loans and loans transferred from the retained portfolio.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenue through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. The notional amount of the Firm’s derivative contracts outstanding significantly exceeded, in the Firm’s view, the possible credit losses that could arise from such transactions. For most derivative transactions, the notional amount does not change hands; it is used simply as a reference to calculate payments. The appropriate measure of the current credit risk is, in the Firm’s view, the mark-to-market value of the contract. For further discussion of these contracts, see Note 26 on page 122 of this Form 10-Q, and Derivative contracts on pages 79–82 and Note 30 on pages 168–169 of JPMorgan Chase’s 2007 Annual Report.
The following table summarizes the aggregate notional amounts and the net derivative receivables MTM for the periods presented.
Notional amounts of derivative contracts

	Notional amounts(a)
(in billions)	June 30, 2008	December 31, 2007

Interest rate contracts
Interest rate and currency swaps(b)	$61,789	$53,458
Futures and forwards	6,049	4,548
Purchased options	6,167	5,349

Total interest rate contracts	74,005	63,355

Credit derivatives	$10,232	$7,967

Commodity contracts
Swaps	$284	$275
Futures and forwards	129	91
Purchased options	248	233

Total commodity contracts	661	599

Foreign exchange contracts
Futures and forwards	$3,658	$3,424
Purchased options	1,157	906

Total foreign exchange contracts	4,815	4,330

Equity contracts
Swaps	$122	$105
Futures and forwards	92	72
Purchased options	898	821

Total equity contracts	1,112	998

Total derivative notional amounts	$90,825	$77,249

(a)	Represents the sum of gross long and gross short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.

(b)	Includes cross currency swap contract notional amounts of $2.0 trillion and $1.4 trillion at June 30, 2008, and December 31, 2007, respectively.
Derivative receivables marked-to-market

	Derivative receivables MTM
(in millions)	June 30, 2008	December 31, 2007

Interest rate	$51,488	$36,020
Credit	25,920	22,083
Commodity	23,510	9,419
Foreign exchange	10,190	5,616
Equity	11,281	3,998

Total, net of cash collateral	$122,389	$77,136
Liquid securities collateral held against derivative receivables	(12,952)	(9,824)

Total, net of all collateral	$109,437	$67,312

The amount of derivative receivables reported on the Consolidated Balance Sheets of $122.4 billion and $77.1 billion at June 30, 2008, and December 31, 2007, respectively, is the amount of the MTM or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. These amounts on the Consolidated Balance Sheets represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $13.0 billion and $9.8 billion at June 30, 2008, and December 31, 2007, respectively, resulting in total exposure, net of all collateral, of

$109.4 billion and $67.3 billion at June 30, 2008, and December 31, 2007, respectively. The increase of $42.1 billion in derivative receivables from December 31, 2007, was due to the merger with Bear Stearns, the increase in commodity receivables reflecting sharply higher energy prices and the effect of the weakening U.S. dollar on interest rate and foreign exchange derivative receivables.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, but this collateral does not reduce the credit risk of the derivative receivables in the table above. This additional collateral secures potential exposure that could arise in the derivatives portfolio should the MTM of the client’s transactions move in the Firm’s favor. As of June 30, 2008, and December 31, 2007, the Firm held $21.6 billion and $17.4 billion of this additional collateral, respectively. The derivative receivables MTM, net of all collateral, also does not include other credit enhancements in the forms of letters of credit.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

	June 30, 2008		December 31, 2007
Rating equivalent	Exposure net of	% of exposure	Exposure net of	% of exposure
(in millions, except ratios)	all collateral	net of all collateral	all collateral	net of all collateral

AAA/Aaa to AA-/Aa3	$54,443	50%	$38,314	57%
A+/A1 to A-/A3	19,357	18	9,855	15
BBB+/Baa1 to BBB-/Baa3	16,506	15	9,335	14
BB+/Ba1 to B-/B3	18,097	16	9,451	14
CCC+/Caa1 and below	1,034	1	357	—

Total	$109,437	100%	$67,312	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements increased to 85% as of June 30, 2008, from 82% at December 31, 2007, mainly due to the merger with Bear Stearns.
The Firm posted $58.2 billion and $33.5 billion of collateral at June 30, 2008, and December 31, 2007, respectively. Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact of a single-notch ratings downgrade to JPMorgan Chase Bank, N.A., from its rating of “AA” to “AA-” at June 30, 2008, would have required $572 million of additional collateral to be posted by the Firm. The impact of a six-notch ratings downgrade (from “AA” to “BBB”) would have required $3.5 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of June 30, 2008, and December 31, 2007.
Credit derivatives positions

	Notional amount
	Credit portfolio		Dealer/client
	Protection	Protection	Protection	Protection
(in billions)	purchased(a)	sold	purchased	sold	Total

June 30, 2008	$88	$2	$5,136	$5,006	$10,232
December 31, 2007	70	2	3,999	3,896	7,967

(a)
Included $34.4 billion and $31.1 billion at June 30, 2008, and December 31, 2007, respectively, that represented the notional amount for structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

JPMorgan Chase has counterparty exposure as a result of credit derivatives transactions. At June 30, 2008, the total derivative receivables MTM, before the benefit of liquid securities collateral, of $122.4 billion, of which $25.9 billion, or 21%, was associated with credit derivatives.
Dealer/client
At June 30, 2008, the total notional amount of protection purchased and sold in the dealer/client business increased $2.2 trillion from year-end 2007 primarily as a result of the merger with Bear Stearns partially offset by the impact of industry efforts to reduce offsetting trade activity. The risk positions are largely matched with residual default exposure and spread risk actively managed by the Firm’s various trading desks.

Credit portfolio management activities
Use of single-name and portfolio credit derivatives

	Notional amount of protection purchased
(in millions)	June 30, 2008	December 31, 2007

Credit derivatives used to manage:
Loans and lending-related commitments	$80,670	$63,645
Derivative receivables	6,978	6,462

Total(a)	$87,648	$70,107

(a)
Included $34.4 billion and $31.1 billion at June 30, 2008, and December 31, 2007, respectively, that represented the notional amount for structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.

The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events; in contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in net interest income, and impairment is recognized in the provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the credit valuation adjustment (“CVA”), which reflects the credit quality of derivatives counterparty exposure, are included in the table below. These results can vary from year to year due to market conditions that impact specific positions in the portfolio. For a discussion of CVA related to derivative contracts, see Derivative receivables marked-to-market (“MTM”) on pages 80-81 of JPMorgan
Chase’s 2007 Annual Report.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Hedges of lending-related commitments(a)	$(209)	$(14)	$178	$(23)
CVA and hedges of CVA(a)	151	(55)	(583)	(48)

Net gains (losses)(b)	$(58)	$(69)	$(405)	$(71)

(a)	These hedges do not qualify for hedge accounting under SFAS 133.

(b)
Excludes gains of $237 million and $65 million for the quarters ended June 30, 2008, and June 30, 2007, respectively, and $1.5 billion and $211 million of gains year-to-date 2008 and 2007, respectively, of other principal transaction revenue that are not associated with hedging activities. The amounts incorporate an adjustment to the valuation of the Firm’s derivative liabilities as a result of the adoption of SFAS 157 on January 1, 2007.

The Firm also actively manages wholesale credit exposure through IB and CB loan and commitment sales. During the first half of 2008 and 2007, the Firm sold $2.2 billion and $3.2 billion of loans and commitments, recognizing losses of $17 million and $12 million, respectively. These results include gains or losses on sales of nonperforming loans, if any, as discussed on page 57 of this Form 10-Q. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For further discussion of securitization activity, see Liquidity Risk Management and Note 16 on pages 53-55, and 103-109, respectively, of this
Form 10-Q.
Lending-related commitments
Wholesale lending-related commitments were $430.0 billion at June 30, 2008, compared with $446.7 billion at December 31, 2007. See page 57 of this Form 10-Q for an explanation of the decrease in exposure. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $231.8 billion and $238.7 billion as of June 30, 2008, and December 31, 2007, respectively.
Emerging markets country exposure
The Firm has a comprehensive internal process for measuring and managing exposures to emerging markets countries. There is no common definition of emerging markets but the Firm generally includes in its definition those countries whose sovereign debt ratings are equivalent to “A+” or lower. Exposures to a country include all credit-related lending, trading and investment activities, whether cross-border or locally funded. In addition to monitoring country exposures, the Firm uses stress tests to measure and manage the risk of extreme loss associated with sovereign crises.
The table below presents the Firm’s exposure to its top five emerging markets countries. The selection of countries is based solely on the Firm’s largest total exposures by country and not the Firm’s view of any actual or potentially adverse credit conditions. Exposure is reported based on the country where the assets of the obligor, counterparty or guarantor are located. Exposure amounts are adjusted for collateral and for credit enhancements (e.g., guarantees and letters of credit) provided by third parties; outstandings supported by a guarantor located outside the country or backed by collateral held outside the country are assigned to the country of the enhancement provider. In addition, the effect of credit derivative hedges and other short credit or equity trading positions are reflected in the table below. Total exposure includes exposure to both government and private sector entities in a country.
Top 5 emerging markets country exposure

At June 30, 2008	Cross-border
										Total
(in billions)	Lending	(a)	Trading	(b)	Other	(c)	Total	Local	(d)	exposure

South Korea	$3.2		$3.1		$0.8		$7.1	$2.2		$9.3
Russia	3.1		2.2		0.2		5.5	0.9		6.4
India	2.2		2.3		1.0		5.5	0.6		6.1
China	3.2		0.7		0.6		4.5	0.7		5.2
Brazil	1.4		(1.4)		0.3		0.3	4.6		4.9

At December 31, 2007	Cross-border
										Total
(in billions)	Lending	(a)	Trading	(b)	Other	(c)	Total	Local	(d)	exposure

South Korea	$3.2		$2.6		$0.7		$6.5	$3.4		$9.9
Brazil	1.1		(0.7)		1.2		1.6	5.0		6.6
Russia	2.9		1.0		0.2		4.1	0.4		4.5
India	1.9		0.8		0.8		3.5	0.6		4.1
China	2.2		0.3		0.4		2.9	0.3		3.2

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

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans, education loans and business banking loans, with a primary focus on serving the prime consumer credit market. RFS offers home mortgage loans with interest-only payment options to predominantly prime borrowers; there are no products in the real estate portfolios that result in negative amortization.
The continued deterioration in residential real estate values has negatively affected all consumer credit asset classes. Geographic areas that have experienced the most significant declines in home prices have exhibited higher delinquency and losses across the entire consumer credit product spectrum.
The Firm continues to take actions to tighten credit underwriting and loan qualification standards. These actions have resulted in significant reductions in new loan originations of “risk layered” loans, and improved alignment of loan pricing with the embedded risk.

The following table presents managed consumer credit-related information for the dates indicated.

	Credit exposure		Nonperforming assets(g)(h)
(in millions, except ratios)	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007

Consumer loans – reported(a)
Home equity	$95,129	$94,832	$1,008	$786
Mortgage	61,013	55,461	2,947	1,518
Auto loans(b)	44,867	42,350	102	116
Credit card – reported(c)	76,278	84,352	6	7
All other loans	29,187	25,314	340	341
Loans held-for-sale	2,196	3,989	—	—

Total consumer loans – reported(c)	308,670	306,298	4,403	2,768
Credit card – securitized(c)(d)	79,120	72,701	—	—

Total consumer loans – managed(c)	387,790	378,999	4,403	2,768
Assets acquired in loan satisfactions	NA	NA	759	549

Total consumer-related assets – managed	387,790	378,999	5,162	3,317
Consumer lending-related commitments:
Home equity(e)	66,731	74,191	NA	NA
Mortgage	6,950	7,410	NA	NA
Auto loans	6,981	8,058	NA	NA
Credit card(e)	736,416	714,848	NA	NA
All other loans	10,351	11,429	NA	NA

Total lending-related commitments	827,429	815,936	NA	NA

Total consumer credit portfolio	$1,215,219	$1,194,935	$5,162	$3,317

Memo: Credit card – managed	$155,398	$157,053	$6	$7

	Three months ended June 30,				Six months ended June 30,
			Average annual net				Average annual net
	Net charge-offs		charge-off rate(i)		Net charge-offs		charge-off rate(i)
(in millions, except ratios)	2008	2007	2008	2007	2008	2007	2008	2007

Home equity	$511	$98	2.16%	0.44%	$958	$166	2.03%	0.38%
Mortgage	296	30	1.94	0.32	495	53	1.67	0.29
Auto loans and leases(f)	119	63	1.07	0.61	237	122	1.08	0.60
Credit card – reported	1,064	741	5.66	3.76	2,053	1,462	5.32	3.66
All other loans	99	82	1.49	1.40	160	120	1.24	1.02

Total consumer loans – reported	2,089	1,014	2.77	1.50	3,903	1,923	2.60	1.43
Credit card – securitized(d)	830	590	4.32	3.46	1,511	1,183	4.02	3.51

Total consumer loans – managed	$2,919	$1,604	3.08%	1.90	$5,414	$3,106	2.88%	1.85

Memo: Credit card – managed	$1,894	$1,331	4.98%	3.62%	$3,564	$2,645	4.68%	3.59%

(a)	Includes RFS, CS and residential mortgage loans reported in the Corporate/Private Equity segment.

(b)	Excludes operating lease-related assets of $2.1 billion and $1.9 billion for June 30, 2008, and December 31, 2007, respectively.

(c)
Loans past due 90 days and over and accruing include: credit card receivables-reported of $1.5 billion at both June 30, 2008, and December 31, 2007, and related credit card securitizations of $1.2 billion and $1.1 billion at June 30, 2008, and December 31, 2007, respectively.

(d)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 30-33 of this Form 10-Q.

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

(f)
Net charge-off rates exclude average operating lease-related assets of $2.1 billion and $1.7 billion for the quarter ended June 30, 2008 and 2007, respectively, and $2.0 billion and $1.7 billion for year-to-date 2008 and 2007, respectively.

(g)
Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.9 billion and $1.5 billion for June 30, 2008, and December 31, 2007, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $371 million and $279 million as of June 30, 2008, and December 31, 2007, respectively. These amounts are excluded, as reimbursement is proceeding normally .

(h)
For the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform with all the other home lending products. Prior period nonperforming assets have been revised to conform with this change.

(i)
Net charge-off rates exclude average loans held-for-sale of $3.6 billion and $11.7 billion for the quarters ended June 30, 2008 and 2007, respectively, and $4.0 billion and $16.7 billion year-to-date 2008 and 2007, respectively.

The Firm regularly evaluates market conditions and overall economic returns and makes an initial determination of whether new originations will be held-for-investment or sold within the foreseeable future. The Firm also periodically evaluates the expected economic returns of previously originated loans under prevailing market conditions to determine whether their designation as held-for-sale or held-for-investment continues to be appropriate. When the Firm determines that a change in designation is appropriate, the loans are transferred to the appropriate classification. In response to changes in market conditions in the second half of 2007, the Firm has designated as held-for-investment subprime mortgage loans that were previously designated held-for-sale. In addition, all new nonconforming prime mortgage loan originations have been designated as held-for-investment. Prime mortgage loans originated with the intent to sell are accounted for at fair value under SFAS 159 and are classified as trading assets in the Consolidated Balance Sheets.
The credit performance of residential real estate loans continues to be negatively affected by deterioration in housing values across many geographic markets. Management has taken significant actions to reduce risk exposure by tightening underwriting and account management criteria for real estate lending as well as consumer lending for non-real estate products in those markets most impacted by the recent housing downturn. Tighter income verification, more conservative collateral valuation, reduced loan-to-value maximums, higher FICO and custom risk score requirements are just some of the actions taken to date to mitigate risk.
The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Home equity: Home equity loans at June 30, 2008 were $95.1 billion, relatively unchanged from year-end 2007. The year-to-date provision for credit losses for the home equity portfolio includes a net increase of $1.1 billion to the allowance for loan losses. The home equity portfolio continues to be under stress, as “risk-layered” loans, weak housing prices and slowing economic growth have resulted in higher nonperforming assets and greater estimated losses for this product segment. Losses are particularly concentrated in loans with high combined effective loan-to-value ratios in specific geographic regions that have experienced significant declines in housing prices. The decline in housing prices and the second lien position for these types of loans results in minimal proceeds upon foreclosure, increasing the severity of losses. In response to continued weakness in housing markets, loan underwriting and account management criteria have been tightened (including the reduction of credit lines), with a particular focus on metropolitan statistical areas (“MSAs”) with the most significant housing price declines. Additional loss mitigation strategies have also been employed in an effort to reduce losses, while seeking alternatives to foreclosure.
Mortgage: Prior to the third quarter of 2007, subprime mortgage loans and substantially all of the Firm’s prime mortgages, both fixed-rate and adjustable-rate, were originated with the intent to sell. Prime mortgage loans originated into the held-for-investment portfolio consisted primarily of adjustable-rate products. As a result of the decision to retain rather than sell all nonconforming mortgage loans, both fixed-rate and adjustable-rate products are now being originated into the held-for-investment portfolio. Mortgages, irrespective of whether they are originated with the intent to sell or hold-for-investment, are underwritten to the same standards applicable to the respective type of mortgage. In response to continued weakness in housing markets, loan underwriting and account management criteria have been tightened, with a particular focus on MSAs with the most significant housing price declines. Additional loss mitigation strategies have also been employed in an effort to reduce losses, while seeking alternatives to foreclosure.
Mortgage loans including loans that are held-for-sale at June 30, 2008 were $62.0 billion, consisting of $14.8 billion of subprime and $47.2 billion of prime mortgage loans. This balance reflected a $5.9 billion increase from year-end 2007, driven primarily by the decision to retain rather than sell new originations of nonconforming prime mortgage loans.
The provision for credit losses included net increases to the allowance for loan losses for mortgage loans of $600 million and $1.3 billion for the quarter and year-to-date periods, respectively. Housing price declines in specific geographic regions and slowing economic growth continue to drive higher estimated losses and nonperforming assets for the subprime mortgage product segment, and have increasingly impacted the prime mortgage product segment in 2008, due in part to the high concentration of more recent (2006 and later) originations in this portfolio.
The following table presents the net charge-offs and rates for the subprime and prime mortgage product segments for the dates indicated.

	Three months ended June 30,				Six months ended June 30,
			Average annual net				Average annual net
	Net charge-offs		charge-off rate		Net charge-offs		charge-off rate
(in millions, except ratios)	2008	2007	2008	2007	2008	2007	2008	2007
Subprime mortgage	$192	$26	4.98%	1.21%	$341	$46	4.41%	1.09%
Prime mortgage	104	4	0.91	0.05	154	7	0.70	0.05
Auto loans: As of June 30, 2008, auto loans of $44.9 billion increased $2.5 billion from year-end 2007. The auto loan portfolio reflects a high concentration of prime and near-prime quality credits. The provision for credit losses for the auto loan portfolio increased during the quarter and year-to-date periods, reflecting an increase in estimated losses due to a loss severity increase and further deterioration of older vintage loans as a result of the worsening credit environment. In response to recent increases in loan delinquencies and credit losses, particularly in geographic areas experiencing significant housing price declines, credit underwriting criteria have been tightened, which has resulted in the reduction of both extended-term and high loan-to-value financing.
Credit card: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated Balance Sheets and those receivables sold to investors through securitization. Managed credit card receivables were $155.4 billion at June 30, 2008, a decrease of $1.7 billion from year-end 2007, reflecting the typical seasonal decrease of outstanding loans.
The managed credit card net charge-off rate increased to 4.98% for the second quarter of 2008, from 3.62% in the second quarter of 2007. The year-to-date managed credit card net charge-off rate increased to 4.68% in 2008, from 3.59% in 2007. The 30-day managed delinquency rate increased to 3.46% at June 30, 2008, from 3.00% at June 30, 2007. The increases in net charge-off and delinquency rates reflect deterioration in underlying credit quality, reflecting the weakness in the current economic environment including continued weakness in housing markets. As a result of continued weakness in housing markets, account acquisition credit criteria and account management credit practices in the more severely impacted MSAs have been tightened. The managed credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.
All other loans: All other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), and education loans. As of June 30, 2008, other loans, including loans held-for-sale, were $30.4 billion, compared with $28.7 billion at year-end 2007.
The following tables present the geographic distribution of consumer credit outstandings by product as of June 30, 2008, and December 31, 2007.

June 30, 2008				Card –	All	Total consumer	Card –	Total consumer
(in billions)	Home equity	Mortgage	Auto	reported	other loans	loans – reported	securitized	loans – managed

Top 12 states
California	$15.2	$15.5	$5.1	$10.1	$1.3	$47.2	$10.7	$57.9
New York	14.9	9.0	3.8	6.0	3.9	37.6	6.1	43.7
Texas	6.0	2.4	4.2	5.2	3.5	21.3	5.8	27.1
Florida	5.2	6.7	1.6	4.4	0.7	18.6	4.6	23.2
Illinois	6.7	3.2	2.3	4.1	2.0	18.3	4.2	22.5
Ohio	4.8	1.0	3.2	3.0	2.9	14.9	3.4	18.3
New Jersey	4.6	2.3	1.7	3.0	0.9	12.5	3.3	15.8
Michigan	3.7	1.5	1.4	2.6	2.5	11.7	2.8	14.5
Arizona	5.8	1.6	1.7	1.6	1.8	12.5	1.6	14.1
Pennsylvania	1.6	0.9	1.8	2.9	0.6	7.8	3.1	10.9
Colorado	2.2	1.4	1.0	1.8	0.9	7.3	1.8	9.1
Indiana	2.3	0.6	1.2	1.6	1.2	6.9	1.6	8.5
All other	22.1	15.9	15.9	30.0	8.2	92.1	30.1	122.2

Total	$95.1	$62.0	$44.9	$76.3	$30.4	$308.7	$79.1	$387.8

December 31, 2007				Card –	All	Total consumer	Card –	Total consumer
(in billions)	Home equity	Mortgage	Auto	reported	other loans	loans – reported	securitized	loans – managed

Top 12 states
California	$14.9	$13.4	$5.0	$11.0	$1.0	$45.3	$9.6	$54.9
New York	14.4	8.0	3.6	6.6	4.2	36.8	5.6	42.4
Texas	6.1	2.0	3.7	5.8	3.5	21.1	5.4	26.5
Florida	5.3	6.4	1.6	4.7	0.5	18.5	4.2	22.7
Illinois	6.7	3.0	2.2	4.5	1.9	18.3	3.9	22.2
Ohio	4.9	1.0	2.9	3.3	2.6	14.7	3.1	17.8
New Jersey	4.4	2.2	1.7	3.3	0.5	12.1	3.1	15.2
Michigan	3.7	1.6	1.3	2.9	2.3	11.8	2.5	14.3
Arizona	5.7	1.5	1.8	1.7	1.8	12.5	1.4	13.9
Pennsylvania	1.6	0.9	1.7	3.2	0.5	7.9	2.9	10.8
Colorado	2.3	1.3	1.0	2.0	0.8	7.4	1.7	9.1
Indiana	2.4	0.6	1.2	1.8	1.1	7.1	1.5	8.6
All other	22.4	14.1	14.7	33.6	8.0	92.8	27.8	120.6

Total	$94.8	$56.0	$42.4	$84.4	$28.7	$306.3	$72.7	$379.0

ALLOWANCE FOR CREDIT LOSSES

For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 72–73 and Note 14 on page 102 of this Form 10-Q, and page 96 and Note 15 on pages 138–139 of JPMorgan Chase’s 2007 Annual Report. At June 30, 2008, management deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined).
Summary of changes in the allowance for credit losses

Six months ended June 30,	2008					2007
(in millions)	Wholesale		Consumer		Total	Wholesale		Consumer	Total

Loans:
Beginning balance at January 1,	$3,154		$6,080		$9,234	$2,711		$4,568	$7,279
Cumulative effect of changes in accounting principles(a)	—		—		—	(56)		—	(56)

Beginning balance at January 1, adjusted	3,154		6,080		9,234	2,655		4,568	7,223
Gross charge-offs	(212)		(4,312)		(4,524)	(30)		(2,286)	(2,316)
Gross recoveries	79		409		488	65		363	428

Net (charge-offs) recoveries	(133)		(3,903)		(4,036)	35		(1,923)	(1,888)
Provision for loan losses	1,417		6,626		8,043	31		2,264	2,295
Other	31	(b)	(26	)(b)	5	(19	)(c)	22 (c)	3

Ending balance at June 30	$4,469	(d)	$8,777	(e)	$13,246	$2,702	(d)	$4,931 (e)	$7,633

Components:
Asset specific(f)	$174		$61		$235	$52		$81	$133
Formula-based(f)	4,295		8,716		13,011	2,650		4,850	7,500

Total allowance for loan losses	$4,469		$8,777		$13,246	$2,702		$4,931	$7,633

Lending-related commitments:
Beginning balance at January 1,	$835		$15		$850	$499		$25	$524
Provision for lending-related commitments	(165)		1		(164)	244		(2)	242
Other	7	(b)	(7	)(b)	—	—		—	—

Ending balance at June 30	$677		$9		$686	$743		$23	$766

Components:
Asset specific	$16		$—		$16	$29		$—	$29
Formula-based	661		9		670	714		23	737

Total allowance for lending-related commitments	$677		$9		$686	$743		$23	$766

Total allowance for credit losses	$5,146		$8,786		$13,932	$3,445		$4,954	$8,399

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 90-92 of this Form 10-Q.

(b)	Primarily related to the transfer of loans from RFS to CB during the first quarter of 2008.

(c)	Partially related to the transfer of allowance between wholesale and consumer in conjunction with prime mortgages transferred to the Corporate/Private Equity sector.

(d)
The ratio of the wholesale allowance for loan losses to total wholesale loans was 2.13% and 1.59%, excluding wholesale held-for-sale loans and loans accounted for at fair value at June 30, 2008 and 2007, respectively.

(e)
The ratio of the consumer allowance for loan losses to total consumer loans was 2.86% and 1.79%, excluding consumer held-for-sale loans and loans accounted for at fair value at June 30, 2008 and 2007, respectively.

(f)	Prior periods have been revised to reflect the current presentation.
The allowance for credit losses increased $3.8 billion from December 31, 2007, reflecting increases of $2.7 billion and $1.1 billion in the consumer and wholesale portfolios, respectively. Excluding held-for-sale loans and loans carried at fair value, the allowance for loan losses represented 2.57% of loans at June 30, 2008, compared with 1.88% at December 31, 2007. The consumer allowance for loan losses increased $2.7 billion from December 31, 2007, predominantly as a result of increased allowance for loan loss in residential real estate. The increase included $1.1 billion for home equity loans, as risk-layered loans, continued weak housing prices and slowing economic growth continue to result in increased estimated losses for this product segment and higher nonperforming assets. The allowance for loan loss increased $717 million for subprime mortgages and $556 million for prime mortgages, as housing price declines in specific geographic regions and slowing economic growth continue to increase estimated losses for all mortgage product segments and to have a negative impact on nonperforming assets. The increase in wholesale allowance for loan losses reflected the effect of a weakening credit environment, the transfer of funded and unfunded leverage lending commitments to retained loans from held-for-sale and loan growth.

To provide for the risk of loss inherent in the Firm’s process of extending credit, management computes an asset-specific component and a formula-based component for wholesale lending-related commitments. These components are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown. This allowance, which is reported in other liabilities, was $686 million and $850 million at June 30, 2008, and December 31, 2007, respectively.
Provision for credit losses
For a discussion of the reported provision for credit losses, see page 13 of this Form 10-Q. The managed provision for credit losses was $4.3 billion for the three months ended June 30, 2008, up $2.2 billion, or 102%, from the prior year. The total consumer managed provision for credit losses was $3.8 billion in the current quarter compared with $1.9 billion in the prior year. The wholesale provision for credit losses was $505 million for the second quarter of 2008 compared with a provision of $198 million in the prior year, predominantly reflecting the effect of a weakening credit environment as well as loan growth. The year-to-date increase from the prior period in the wholesale provision for credit losses also was affected by the impact of the transfer of funded and unfunded leverage lending commitments to retained loans from held-for-sale. The increase in the consumer provision reflected increases in estimated losses for the home equity, subprime mortgage, prime mortgage and credit card loan portfolios.

			Provision for
			lending-related		Total provision
	Provision for loan losses		commitments		for credit losses
Three months ended June 30, (in millions)	2008	2007	2008	2007	2008	2007

Investment Bank	$538	$(13)	$(140)	$177	$398	$164
Commercial Banking	77	10	(30)	35	47	45
Treasury & Securities Services	7	(1)	—	1	7	—
Asset Management	17	(13)	—	2	17	(11)
Corporate/Private Equity	36	—	—	—	36	—

Total wholesale	675	(17)	(170)	215	505	198
Retail Financial Services	1,331	589	1	(2)	1,332	587
Card Services – reported	1,364	741	—	—	1,364	741
Corporate/Private Equity	254	3	—	—	254	3

Total consumer	2,949	1,333	1	(2)	2,950	1,331

Total provision for credit losses – reported	3,624	1,316	(169)	213	3,455	1,529
Card Services – securitized	830	590	—	—	830	590

Total provision for credit losses – managed	$4,454	$1,906	$(169)	$213	$4,285	$2,119

			Provision for
			lending-related		Total provision
	Provision for loan losses		commitments		for credit losses
Six months ended June 30, (in millions)	2008	2007	2008	2007	2008	2007

Investment Bank	$1,109	$22	$(93)	$205	$1,016	$227
Commercial Banking	220	27	(72)	35	148	62
Treasury & Securities Services	18	3	1	3	19	6
Asset Management	34	(21)	(1)	1	33	(20)
Corporate/Private Equity	36	—	—	—	36	—

Total wholesale	1,417	31	(165)	244	1,252	275
Retail Financial Services	3,823	881	1	(2)	3,824	879
Card Services – reported	2,353	1,377	—	—	2,353	1,377
Corporate/Private Equity	450	6	—	—	450	6

Total consumer	6,626	2,264	1	(2)	6,627	2,262

Total provision for credit losses – reported	8,043	2,295	(164)	242	7,879	2,537
Card Services – securitized	1,511	1,183	—	—	1,511	1,183

Total provision for credit losses – managed	$9,554	$3,478	$(164)	$242	$9,390	$3,720

MARKET RISK MANAGEMENT

For discussion of the Firm’s market risk management organization, see pages 90–94 of JPMorgan Chase’s 2007 Annual Report.
Value-at-risk (“VAR”)
JPMorgan Chase’s primary statistical risk measure, VAR, estimates the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VAR is used for comparing risks across businesses, monitoring limits, one-off approvals, and as an input to economic capital calculations. VAR provides risk transparency in a normal trading environment. Each business day the Firm undertakes a comprehensive VAR calculation that includes both its trading and its nontrading risks. VAR for nontrading risk measures the amount of potential change in the fair values of the exposures related to these risks; however, for such risks, VAR is not a measure of reported revenue since nontrading activities are generally not marked-to-market through net income.
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
IB trading and credit portfolio VAR
IB trading VAR by risk type and credit portfolio VAR

																	Six months ended
	Three months ended June 30, (c)																June 30,(c)
	2008						2007						At June 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2008		2007		2008		2007
By risk type:
Fixed income	$155		$110		$210		$74		$50		$96		$168		$50		$137		$60
Foreign exchange	26		14		45		20		12		27		17		24		30		19
Equities	30		19		48		51		35		75		27		38		31		46
Commodities and other	31		25		37		40		25		66		34		28		29		37
Diversification	(92	)(a)	NM	(b)	NM	(b)	(73	)(a)	NM	(b)	NM	(b)	(84	)(a)	(65	) (a)	(91	)(a)	(65	) (a)

Trading VAR	$150		$98		$187		$112		$75		$130		$162		$75		$136		$97
Credit portfolio VAR	35		29		42		12		10		14		41		12		33		12
Diversification	(36)	(a)	NM	(b)	NM	(b)	(14	)(a)	NM	(b)	NM	(b)	(43)	(a)	(13	) (a)	(34)	(a)	(12	) (a)

Total trading and credit portfolio VAR	$149		$101		$193		$110		$74		$134		$160		$74		$135		$97

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

(c)
The results for the three months ended June 30, 2008, include two months of heritage JPMorgan Chase only results and one month of results for the combined JPMorgan Chase and Bear Stearns. The results for the six months ended June 30, 2008 include five months of heritage JPMorgan Chase only results and one month of combined JPMorgan Chase and Bear Stearns; 2007 reflects heritage JPMorgan Chase results only.

For certain products included in the trading VAR above, particular risk parameters are not fully captured, for example, correlation risk or the credit spread sensitivity of certain mortgage products. While the Firm has excluded the mortgage credit spread risk from the VAR measure due to the illiquidity of the positions, it is expected that including this risk would significantly increase VAR. Trading VAR does not include VAR related to held-for-sale funded loans and unfunded commitments, nor the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 71 of this Form 10-Q for further details. Trading VAR also does not include the MSR portfolio or VAR related to securities and instruments held by other corporate functions, such as Corporate/Private Equity. For a discussion of MSRs and the corporate functions, see Note 3 on pages 83–89, Note 18 on pages 114–116 and Corporate/Private Equity on pages 43–45 of this Form 10-Q, and Note 18 on pages 154–156, Note 4 on page 113 and Corporate/Private Equity on pages 59–60 of JPMorgan Chase’s 2007 Annual Report.

Credit portfolio VAR includes VAR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which are all reported in principal transactions revenue. For a discussion of credit valuation adjustments, see Note 4 on pages 111–118 of JPMorgan Chase’s 2007 Annual Report. Credit portfolio VAR does not include the retained loan portfolio, which is not marked-to-market.
The IB’s average total trading and credit portfolio VAR for the second quarter and first half of 2008 was $149 million and $135 million, respectively, compared with $110 million in the second quarter and $97 million in the first half of 2007 and includes the positions from the Bear Stearns merger as of May 31, 2008. In order to produce a single VAR for the combined Firm, it was necessary to estimate the impact of using JPMorgan Chase’s VAR methodology on the Bear Stearns positions since the positions had not yet migrated to JPMorgan Chase VAR models. As the Bear Stearns positions actually migrate to JPMorgan Chase’s VAR models in future quarters, the impact on VAR could potentially change. This has been the case for positions that have migrated since the end of second quarter where the impact has been an increase in the VAR. The increase in average and maximum VAR during the second quarter was due to the Bear Stearns merger, primarily in the fixed income businesses. Despite the initial increases in VAR from the Merger, the impact of the Bear Stearns positions on VAR was reduced significantly by quarter end. For the second quarter, Average trading VAR diversification increased to $92 million, or 38% of the sum of the components, from $73 million, or 39% of the sum of the components again reflecting the impact of the Merger. Since the end of the second quarter, macro hedge strategies have continued to be deployed to mitigate the consequences of a systemic risk event. The resultant basis difference between these liquid hedging strategies and the less liquid retained risk has caused the overall portfolio’s VAR to trend higher. In general, over the course of the year, VAR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VAR backtesting
To evaluate the soundness of its VAR model, the Firm conducts daily back-testing of VAR against daily IB market risk-related revenue, which is defined as the change in value of principal transactions revenue (less Private Equity gains/losses) plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The daily IB market risk-related revenue excludes gains and losses on held-for-sale funded loans and unfunded commitments and from DVA. The following histogram illustrates the daily market risk-related gains and losses for IB trading businesses for the first half of 2008. The chart shows that IB posted market risk-related gains on 97 out of 130 days in this period, with 34 days exceeding $100 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which VAR exceeded the actual loss on each of those days. Losses were sustained on 33 days during the six months ended June 30, 2008. For the first half of 2008, losses exceeded the VAR measure on two days, both of which were in the first quarter of 2008 due to the high market volatility experienced during that period. No losses exceeded the VAR measure during the first half of 2007.

The Firm does not include in its trading VAR the impact of DVA taken to reflect the credit quality of the Firm on derivative and structured liabilities. The following table provides information about the sensitivity of DVA to a one basis point increase in JPMorgan Chase credit spreads. The sensitivity of DVA for June 30, 2008 represents the combined Firm (including Bear Stearns), while the sensitivity of DVA for December 31, 2007, represents heritage JPMorgan Chase only.
Debit Valuation Adjustment Sensitivity

1 Basis Point Increase in
(in millions)	JPMorgan Chase Credit Spread

June 30, 2008	$40
December 31, 2007	38

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
Earnings-at-risk also can result from changes in the slope of the yield curve because the Firm has the ability to lend at fixed rates and borrow at variable or short-term fixed rates. Based upon these scenarios, the Firm’s earnings would be affected negatively by a sudden and unanticipated increase in short-term rates without a corresponding increase in long-term rates. Conversely, higher long-term rates generally are beneficial to earnings, particularly when the increase is not accompanied by rising short-term rates.
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios also are reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings-at-risk over a wide range of outcomes.
JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of June 30, 2008, and December 31, 2007, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

June 30, 2008	$(389)	$(60)	$(593)	$ NM	(a)
December 31, 2007	(26)	55	(308)	(664)

(a)	A down 200 basis point parallel shock results in a Fed Funds target rate of zero and negative three month and six month Treasury rates. The earnings-at-risk results of such a low probability scenario are not meaningful.

The change in earnings-at-risk from December 31, 2007, results from a higher level of AFS securities and lower market interest rates. The Firm is exposed to both rising and falling rates. The Firm’s risk to rising rates is largely the result of increased funding costs. In contrast, the exposure to falling rates is the result of higher anticipated levels of loan and securities prepayments, as well as spread compression on deposit products.

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 94 of JPMorgan Chase’s 2007 Annual Report. At June 30, 2008, and December 31, 2007, the carrying value of the Private Equity portfolio was $7.7 billion and $7.2 billion, respectively, of which $615 million and $390 million, respectively, represented positions traded in the public markets.

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
Dividends
At June 30, 2008, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $20.0 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 15 on pages 138–139 of JPMorgan Chase’s 2007 Annual Report. The methodology for calculating the allowance for loan losses and the allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for Credit Losses on pages 96–97 of JPMorgan Chase’s 2007 Annual Report; for amounts recorded as of June 30, 2008 and 2007, see Allowance for Credit Losses on page 67 and Note 14 on page 102 of this Form 10-Q.
As noted on page 96 of JPMorgan Chase’s 2007 Annual Report, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $1.6 billion as of June 30, 2008. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.

For consumer loans, the allowance for loan losses is sensitive to changes in the economic environment, delinquency status, credit bureau scores, the realizable value of collateral, borrower behavior and other risk factors. Significant differences in management’s expectations for these factors could have significant impact on the estimation of the allowance for loan losses.
Fair value of financial instruments, MSRs and commodities inventory
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities, certain loans, MSRs, private equity investments, structured notes, and certain securities financing activities, and repurchase and resale agreements. Physical commodities are carried at the lower of cost or fair value and reported within the recurring fair value disclosures. Held-for-sale loans are carried at the lower of cost or fair value on a nonrecurring basis. At June 30, 2008, and December 31, 2007, $719.9 billion and $635.5 billion, respectively, of the Firm’s assets, and $293.9 billion and $254.3 billion, respectively, of the Firm’s liabilities were recorded at fair value on a recurring basis.
Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters. The Firm ensures that all applicable inputs are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Fair value adjustments, including counterparties’ credit and the Firm’s credit, liquidity, and input parameter uncertainty are included, as appropriate, to the model value to arrive at a fair value measurement. During the first six months of 2008, no material changes were made to the Firm’s valuation models. For a further description of assets and liabilities carried at fair value, see Note 4 and Note 5 on pages 111–118, and 119–121, respectively, of JPMorgan Chase’s 2007 Annual Report. In addition, for a further discussion of the significant judgments and estimates involved in the determination of the fair value of the above instruments, as well as the process to validate valuation models, see Fair value of financial instruments, MSRs and commodities inventory on pages 97–98, and Model review on page 94 of JPMorgan Chase’s 2007 Annual Report.
The following tables summarize the Firm’s assets accounted for at fair value on a recurring basis by level within the valuation hierarchy at June 30, 2008, and December 31, 2007.

June 30, 2008	Debt and	Derivative		AFS	Mortgage	Private
(in billions)	equity securities	receivables		securities	servicing rights	equity	Other(e)	Total

Level 1	45%	—%		72%	—%	4%	20%	14	%(c)
Level 2	41	97	(c)	28	—	5	53	79	(c)
Level 3	14	3	(c)	—	100	91	27	7	(c)

Assets at fair value(a)	$409.6	$122.4	(d)	$119.1	$11.6	$7.7	$49.5	$719.9	(d)

Level 3 assets(b) as a percentage of the Firm’s total assets and assets at fair value.
Assets at fair value	20%
Assets	8

December 31, 2007	Debt and	Derivative		AFS	Mortgage	Private
(in billions)	equity securities	receivables		securities	servicing rights	equity	Other(e)	Total

Level 1	48%	2	%(c)	84%	—%	1%	25%	21	%(c)
Level 2	46	96	(c)	16	—	5	48	74	(c)
Level 3	6	2	(c)	—	100	94	27	5	(c)

Assets at fair value	$414.3	$77.1	(d)	$85.4	$8.6	$7.2	$42.9	$635.5	(d)

Level 3 assets(b) as a percentage of the Firm’s total assets and assets at fair value.
Assets at fair value	13%
Assets	5

(a)	Includes assets for which the Firm does not bear economic exposure. See Note 3 on pages 83–89 of this Form 10-Q.
(b)	Includes level 3 assets accounted for at fair value on a recurring basis and at the lower of cost or fair value.
(c)	Based upon the fair value of the Firm’s derivatives portfolio prior to FIN 39 netting to reflect the legally enforceable master netting agreements and cash collateral held by the Firm, as cross-product netting is not relevant to an analysis based upon valuation methodologies.
(d)	Reflects the balance recorded on the Consolidated Balance Sheets which is after FIN 39 netting. The amount of derivatives at fair value prior to FIN 39 netting for derivative receivables was $1,385.1 billion and $909.9 billion at June 30, 2008, and December 31, 2007, respectively, and for total assets at fair value was $1,982.5 billion and $1,468.2 billion at June 30, 2008, and December 31, 2007, respectively.
(e)	Includes certain securities purchased under resale agreements, certain securities borrowed, certain loans (excluding loans classified within trading assets – debt and equity instruments) and certain retained interests in securitizations. For further information, see Note 3 on pages 83–89 of this Form 10-Q.

Level 3 assets (including assets measured at the lower of cost or fair value) were 20% of total Firm assets measured at fair value and 8% of total Firm assets at June 30, 2008, compared with 13% and 5%, respectively, at December 31, 2007.
Level 3 assets increased $55.7 billion in the first six months of 2008 principally due to the following: the acquisition of $41.5 billion of level 3 assets as a result of the merger with Bear Stearns; the purchase of approximately $4.4 billion of reverse mortgages in the first quarter for which there is limited pricing information and a lack of market liquidity; and transfers into level 3 of $8.6 billion of mortgage-related assets and $2.8 billion of auction-rate securities in the first quarter of 2008. The transfer of mortgage-related assets was based on a significant reduction in new deal issuance that limited the Firm’s ability to obtain independent quotes for certain mortgage instruments. Such assets included commercial mortgage-backed securities with a rating below AAA, other noninvestment grade mortgage securities and certain prime mortgage loans. The transfer of auction-rate securities was based on a significant reduction in market liquidity for auction-rate securities. For a further discussion of changes in level 3 instruments, see Note 3 on pages 83-89 of this Form 10-Q.
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
Income taxes
JPMorgan Chase is subject to the income tax laws of the various jurisdictions in which it operates, including U.S. and non-U.S. jurisdictions. These laws are often complex and may be subject to different interpretations. To determine the financial statement impact of its accounting for income taxes, including the provision for income tax expense and unrecognized tax benefits, JPMorgan Chase must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events. For a further description of accounting estimates related to income taxes, see Income taxes on page 98 of JPMorgan Chase’s 2007 Annual Report.

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
Accounting for income tax benefits of dividends on share-based payment awards
In June 2007, the FASB ratified EITF 06-11, which must be applied prospectively for dividends declared in fiscal years beginning after December 15, 2007. EITF 06-11 requires that realized tax benefits from dividends or dividend equivalents paid on equity-classified share-based payment awards that are charged to retained earnings be recorded as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. Prior to the issuance of EITF 06-11, the Firm did not include these tax benefits as part of this pool of excess tax benefits. The Firm adopted EITF 06-11 on January 1, 2008. The adoption of this consensus did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.
Fair value measurements – written loan commitments
In November 2007, the SEC issued SAB 109, which revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. The Firm adopted SAB 109 on January 1, 2008. The adoption of this pronouncement did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.

Business combinations / noncontrolling interests in consolidated financial statements
In December 2007, the FASB issued SFAS 141R and SFAS 160, which amend the accounting and reporting of business combinations, as well as noncontrolling (i.e., minority) interests. JPMorgan Chase continues to evaluate the impact that SFAS 141R and SFAS 160 will have on its consolidated financial statements. For JPMorgan Chase, SFAS 141R is effective for business combinations that close on or after January 1, 2009. SFAS 160 is effective for JPMorgan Chase for fiscal years beginning on or after December 15, 2008.
Accounting for transfers of financial assets and repurchase financing transactions
In February 2008, the FASB issued FSP FAS 140-3, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer to be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. The Firm is currently evaluating the impact the adoption of FSP FAS 140-3 will have on the Firm’s consolidated financial statements.
Disclosures about derivative instruments and hedging activities – FASB Statement No. 161
In March 2008, the FASB issued SFAS 161, which amends the disclosure requirements of SFAS 133. SFAS 161 requires increased disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. SFAS 161 will only affect JPMorgan Chase’s disclosures of derivative instruments and related hedging activities, and not its consolidated financial position, financial performance or cash flows.
Determining whether instruments granted in share-based payment transactions are participating securities
In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Firm is currently evaluating the impact the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.
Accounting for transfers of financial assets and consolidation of variable interest entities
The FASB has been deliberating certain amendments to both SFAS 140 and FIN 46R that may impact the accounting for transactions that involve QSPEs and VIEs. Among other things, the FASB is proposing to (1) eliminate the concept of QSPEs from both SFAS 140 and FIN 46R; (2) make key changes to the consolidation model of FIN 46R that will change the method of determining which party to a VIE should consolidate the VIE; and (3) reconsider the party that consolidates the VIE on a quarterly basis. An exposure draft of the proposed amendments is expected to be issued for public comment during the third quarter of 2008 and could be effective January 2010. Entities expected to be impacted include revolving securitization structures and bank-sponsored asset-backed commercial paper conduits; mortgage securitization structures will require further evaluation. The accounting impact of the proposed amendments cannot be determined until the FASB issues a final statement amending SFAS 140 and FIN 46R, which is expected to occur during the fourth quarter of 2008.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2008	2007	2008	2007

Revenue
Investment banking fees	$1,612	$1,898	$2,828	$3,637
Principal transactions	752	3,713	(51)	8,200
Lending & deposit-related fees	1,105	951	2,144	1,846
Asset management, administration and commissions	3,628	3,611	7,224	6,797
Securities gains (losses)	647	(223)	680	(221)
Mortgage fees and related income	696	523	1,221	999
Credit card income	1,803	1,714	3,599	3,277
Other income	(138)	553	1,691	1,071

Noninterest revenue	10,105	12,740	19,336	25,606

Interest income	16,529	17,342	34,061	33,962
Interest expense	8,235	11,174	18,108	21,692

Net interest income	8,294	6,168	15,953	12,270

Total net revenue	18,399	18,908	35,289	37,876

Provision for credit losses	3,455	1,529	7,879	2,537

Noninterest expense
Compensation expense	6,913	6,309	11,864	12,543
Occupancy expense	669	652	1,317	1,292
Technology, communications and equipment expense	1,028	921	1,996	1,843
Professional & outside services	1,450	1,259	2,783	2,459
Marketing	413	457	959	939
Other expense	1,233	1,013	1,402	1,748
Amortization of intangibles	316	353	632	706
Merger costs	155	64	155	126

Total noninterest expense	12,177	11,028	21,108	21,656

Income before income tax expense	2,767	6,351	6,302	13,683
Income tax expense	764	2,117	1,926	4,662

Net income	$2,003	$4,234	$4,376	$9,021

Net income applicable to common stock	$1,913	$4,234	$4,286	$9,021

Net income per common share data
Basic earnings per share	$0.56	$1.24	$1.26	$2.63
Diluted earnings per share	0.54	1.20	1.22	2.55

Average basic shares	3,426.2	3,415.1	3,411.1	3,435.7
Average diluted shares	3,531.0	3,521.6	3,512.9	3,540.5
Cash dividends per common share	$0.38	$0.38	$0.76	$0.72

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in millions, except share data)	2008	2007

Assets
Cash and due from banks	$32,255	$40,144
Deposits with banks	17,150	11,466
Federal funds sold and securities purchased under resale agreements (included $19,779 and $19,131 at fair value at June 30, 2008, and December 31, 2007, respectively)	176,287	170,897
Securities borrowed (included $3,108 and zero at fair value at June 30, 2008, and December 31, 2007, respectively)	142,854	84,184
Trading assets (included assets pledged of $80,757 and $79,229 at June 30, 2008, and December 31, 2007, respectively)	531,997	491,409
Securities (included $119,134 and $85,406 at fair value at June 30, 2008, and December 31, 2007, respectively, and assets pledged of $7,296 and $3,958 at June 30, 2008, and December 31, 2007, respectively)	119,173	85,450

Loans (included $11,379 and $8,739 at fair value at June 30, 2008, and December 31, 2007, respectively)	538,029	519,374
Allowance for loan losses	(13,246)	(9,234)

Loans, net of allowance for loan losses	524,783	510,140

Accrued interest and accounts receivable	64,294	24,823
Premises and equipment	10,333	9,319
Goodwill	45,993	45,270
Other intangible assets:
Mortgage servicing rights	11,617	8,632
Purchased credit card relationships	1,984	2,303
All other intangibles	3,675	3,796
Other assets (included $22,868 and $22,151 at fair value at June 30, 2008, and December 31, 2007, respectively)	93,275	74,314

Total assets	$1,775,670	$1,562,147

Liabilities
Deposits (included $6,557 and $6,389 at fair value at June 30, 2008, and December 31, 2007, respectively)	$722,905	$740,728
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3,984 and $5,768 at fair value at June 30, 2008, and December 31, 2007, respectively)	194,724	154,398
Commercial paper	50,151	49,596
Other borrowed funds (included $7,867 and $10,777 at fair value at June 30, 2008, and December 31, 2007, respectively)	22,594	28,835
Trading liabilities	183,590	157,867
Accounts payable, accrued expense and other liabilities (included the allowance for lending-related commitments of $686 and $850 at June 30, 2008, and December 31, 2007, respectively, and $25 at fair value at December 31, 2007)	171,004	94,476
Beneficial interests issued by consolidated variable interest entities (included $11,287 and $3,004 at fair value at June 30, 2008, and December 31, 2007, respectively)	20,071	14,016
Long-term debt (included $80,570 and $70,456 at fair value at June 30, 2008, and December 31, 2007, respectively)	260,192	183,862
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	17,263	15,148

Total liabilities	1,642,494	1,438,926

Commitments and contingencies (see Note 25 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at June 30, 2008, and December 31, 2007; issued 600,000 and 0 shares at June 30, 2008, and December 31, 2007, respectively)	6,000	—
Common stock ($1 par value; authorized 9,000,000,000 shares at June 30, 2008, and December 31, 2007; issued 3,657,683,278 shares and 3,657,671,234 shares at June 30, 2008, and December 31, 2007, respectively)	3,658	3,658
Capital surplus	78,870	78,597
Retained earnings	56,313	54,715
Accumulated other comprehensive income (loss)	(1,566)	(917)
Shares held in RSU Trust, at cost (5,942,123 shares at June 30, 2008)	(269)	—
Treasury stock, at cost (221,935,281 shares at June 30, 2008, and 290,288,540 shares at December 31, 2007)	(9,830)	(12,832)

Total stockholders’ equity	133,176	123,221

Total liabilities and stockholders’ equity	$1,775,670	$1,562,147

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30,
(in millions, except per share data)	2008	2007

Preferred stock
Balance at January 1	$—	$—
Issuance of preferred stock	6,000	—

Balance at June 30	6,000	—

Common stock
Balance at January 1, and June 30	3,658	3,658

Capital surplus
Balance at January 1	78,597	77,807
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	(46)	213
Net change from the Bear Stearns merger:
Reissuance of treasury stock and the Share Exchange agreement	48	—
Employee stock awards	271	—

Balance at June 30	78,870	78,020

Retained earnings
Balance at January 1	54,715	43,600
Cumulative effect of change in accounting principles	—	915

Balance at January 1, adjusted	54,715	44,515
Net income	4,376	9,021
Dividends on common stock ($0.76 and $0.72 per share for the six months ended June 30, 2008 and 2007, respectively)	(2,688)	(2,525)
Dividends on preferred stock	(90)	—

Balance at June 30	56,313	51,011

Accumulated other comprehensive income (loss)
Balance at January 1	(917)	(1,557)
Cumulative effect of change in accounting principles	—	(1)

Balance at January 1, adjusted	(917)	(1,558)
Other comprehensive income (loss)	(649)	(522)

Balance at June 30	(1,566)	(2,080)

Shares held in RSU Trust
Balance at January 1	—	—
Resulting from the Bear Stearns merger	(269)	—

Balance at June 30	(269)	—

Treasury stock, at cost
Balance at January 1	(12,832)	(7,718)
Purchase of treasury stock	—	(5,878)
Reissuance from treasury stock	1,852	2,332
Share repurchases related to employee stock-based compensation awards	—	(134)
Net change from the Bear Stearns merger as a result of the reissuance of treasury stock and the Share Exchange agreement	1,150	—

Balance at June 30	(9,830)	(11,398)

Total stockholders’ equity	$133,176	$119,211

Comprehensive income
Net income	$4,376	$9,021
Other comprehensive income (loss)	(649)	(522)

Comprehensive income	$3,727	$8,499

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in millions)	2008	2007

Operating activities
Net income	$4,376	$9,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	7,879	2,537
Depreciation and amortization	1,503	1,097
Amortization of intangibles	632	706
Deferred tax benefit	(1,139)	(137)
Investment securities (gains) losses	(680)	221
Proceeds on sale of investment	(1,540)	—
Stock-based compensation	1,388	1,019
Originations and purchases of loans held-for-sale	(21,289)	(61,982)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	22,660	70,739
Net change in:
Trading assets	1,494	(67,123)
Securities borrowed	(3,396)	(14,672)
Accrued interest and accounts receivable	3,031	(3,825)
Other assets	(8,122)	(9,487)
Trading liabilities	13,383	9,283
Accounts payable, accrued expense and other liabilities	(1,669)	(2,376)
Other operating adjustments	5,462	(1,377)

Net cash provided by (used in) operating activities	23,973	(66,356)

Investing activities
Net change in:
Deposits with banks	(1,457)	(28,189)
Federal funds sold and securities purchased under resale agreements	(20,457)	14,573
Held-to-maturity securities:
Proceeds	5	8
Available-for-sale securities:
Proceeds from maturities	21,219	13,378
Proceeds from sales	32,438	41,449
Purchases	(88,119)	(60,611)
Proceeds from sales and securitization of loans held-for-investment	18,021	22,153
Other changes in loans, net	(41,648)	(30,128)
Net cash received from sale of an investment net of acquisitions	444	(70)
Proceeds from assets sale to the FRBNY	28,850	—
All other investing activities, net	(3,378)	(880)

Net cash used in investing activities	(54,082)	(28,317)

Financing activities
Net change in:
Deposits	(2,564)	12,257
Federal funds purchased and securities loaned or sold under repurchase agreements	22,107	43,808
Commercial paper and other borrowed funds	(10,023)	17,373
Proceeds from the issuance of long-term debt and trust preferred capital debt securities	38,184	52,870
Repayments of long-term debt and trust preferred capital debt securities	(29,973)	(30,364)
Net proceeds from the issuance of stock and stock-related awards	117	1,306
Excess tax benefits related to stock-based compensation	121	302
Proceeds from issuance of preferred stock	6,000	—
Repurchases of treasury stock	—	(5,878)
Cash dividends paid	(2,663)	(2,404)
All other financing activities, net	648	309

Net cash provided by financing activities	21,954	89,579

Effect of exchange rate changes on cash and due from banks	266	131

Net decrease in cash and due from banks	(7,889)	(4,963)
Cash and due from banks at the beginning of the year	40,144	40,412

Cash and due from banks at the end of the period	$32,255	$35,449

Cash interest paid	$19,462	$21,501
Cash income taxes paid	2,264	3,596

Note:	The fair value of noncash assets acquired and liabilities assumed in the merger with Bear Stearns were $288.2 billion and $287.6 billion, respectively. Approximately 26 million shares of common stock, valued at approximately $1.2 billion, were issued in connection with the Merger.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 130–133 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations in more than 60 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segment information, see Note 28 on pages 124–127 of this Form 10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”).
Certain amounts in the prior periods have been reclassified to conform with the current presentation.
NOTE 2 – BUSINESS CHANGES AND DEVELOPMENTS
Merger with The Bear Stearns Companies Inc.
Effective May 30, 2008, BSC Merger Corporation, a wholly-owned subsidiary of JPMorgan Chase, merged with The Bear Stearns Companies Inc. (“Bear Stearns”) pursuant to the Agreement and Plan of Merger, dated as of March 16, 2008, as amended March 24, 2008, and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase (the “Merger”). The Merger provides the Firm with a leading global prime brokerage platform; strengthens the Firm’s equities and asset management businesses; enhances capabilities in mortgage origination, securitization and servicing; and expands the platform of the Firm’s energy business. The Merger is being accounted for under the purchase method of accounting, which requires that the assets and liabilities of Bear Stearns be fair valued. The total purchase price to complete the Merger was $1.5 billion.
The Merger was accomplished through a series of transactions that were reflected as step acquisitions in accordance with SFAS 141. On April 8, 2008, pursuant to the share exchange agreement, JPMorgan Chase acquired 95 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance) for 21 million shares of JPMorgan Chase common stock. Further, between March 24, 2008, and May 12, 2008, JPMorgan Chase acquired approximately 24 million shares of Bear Stearns common stock in the open market at an average purchase price of $12.37 per share. The share exchange and cash purchase transactions resulted in JPMorgan Chase owning approximately 49.4% of Bear Stearns common stock immediately prior to consummation of the Merger. Finally, on May 30, 2008, JPMorgan Chase completed the Merger, and as a result of the Merger, each outstanding share of Bear Stearns common stock (other than shares then held by JPMorgan Chase) was converted into the right to receive 0.21753 shares of common stock of JPMorgan Chase. Also, on May 30, 2008, the shares of common stock that JPMorgan Chase and Bear Stearns acquired from each other in the share exchange transaction were cancelled. From April 8, 2008, through May 30, 2008, JPMorgan Chase accounted for the investment in Bear Stearns under the equity method of accounting in accordance with APB 18. During this period, JPMorgan Chase recorded reductions to its investment in Bear Stearns representing its share of Bear Stearns net losses, which was recorded in other income and accumulated other comprehensive income.
In conjunction with the Merger, in June 2008, the Federal Reserve Bank of New York (the “FRBNY”) took control, through a limited liability company (“LLC”) formed for this purpose, of a portfolio of $30 billion in assets acquired from Bear Stearns, based on the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion, term loan from the FRBNY, and a $1.15 billion, subordinated note from JPMorgan Chase. The JPMorgan Chase note is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase note and the expenses of the LLC, will be for the account of the FRBNY.

Purchase price allocation and goodwill
As a result of step acquisition accounting, the total $1.5 billion purchase price was allocated to the Bear Stearns assets acquired and liabilities assumed using their fair values as of April 8, 2008, and May 30, 2008, respectively. The summary computation of the purchase price and the allocation of the purchase price to the net assets of Bear Stearns are presented below. The allocation of the purchase price may be modified through May 30, 2009, as more information is obtained about the fair value of assets acquired and liabilities assumed.

(in millions, except for shares (in thousands), per share amounts and where otherwise noted)

Purchase price
Shares exchanged in the Share Exchange transaction (April 8, 2008)	95,000
Other Bear Stearns shares outstanding	145,759

Total Bear Stearns stock outstanding	240,759
Cancellation of shares issued in the Share Exchange transaction	(95,000)
Cancellation of shares acquired by JPMorgan Chase for cash in the open market	(24,061)

Bear Stearns common stock exchanged as of May 30, 2008	121,698
Exchange ratio	0.21753

JPMorgan Chase common stock issued	26,473
Average purchase price per JPMorgan Chase common share(a)	$45.26

Total fair value of JPMorgan Chase common stock issued		$1,198
Bear Stearns common stock acquired for cash in the open market (24 million shares at an average share price of $12.37 per share)		298
Fair value of employee stock awards (largely to be settled by shares held in the RSU Trust(b))		271
Direct acquisition costs		27
Less: Fair value of Bear Stearns common stock held in the RSU Trust and included in the exchange of
common stock		(269	)(b)

Total purchase price		1,525

Net assets acquired
Bear Stearns common stockholders’ equity	$6,052

Adjustments to reflect assets acquired at fair value:
Trading Assets	(3,518)
Premises and equipment	522
Other assets	60

Amounts to reflect liabilities assumed at fair value:
Long-term debt	565
Other liabilities	(2,255)

Fair value of net assets acquired excluding goodwill		1,426

Goodwill resulting from the merger(c)		$99

(a)
The value of JPMorgan Chase common stock was determined by averaging the closing prices of JPMorgan Chase’s common stock for the four trading days during the period March 19, 2008, through March 25, 2008.

(b)
Represents shares of Bear Stearns common stock held in an irrevocable grantor trust (the “RSU Trust”) to be used to settle stock awards granted to selected employees and certain key executives under certain heritage Bear Stearns employee stock plans. Shares in the RSU Trust were exchanged for 6 million shares of JPMorgan Chase common stock at the merger exchange ratio of 0.21753. For further discussion of the RSU trust, see Note 9 on pages 96—97 of this Form 10-Q.

(c)	The goodwill was recorded in the Investment Bank, and is not tax deductible.

Condensed statement of net assets acquired
 The following condensed statement of net assets reflects the value assigned to Bear Stearns net assets as of the merger date.

(in millions)	May 30, 2008

Assets
Cash and due from banks	$534
Federal funds sold and securities purchased under resale agreements	21,204
Securities borrowed	55,195
Trading assets	136,848
Loans	4,407
Accrued interest and accounts receivable	34,677
Goodwill	99
All other assets	35,738

Total assets	$288,702

Liabilities
Federal funds purchased and securities loaned or sold under repurchase agreements	$54,643
Other borrowings	16,166
Trading liabilities	24,267
Beneficial interests issued by consolidated VIEs	47,042
Long-term debt	66,954
Accounts payable, accrued expense and other liabilities	78,535

Total liabilities	287,607

Bear Stearns net assets(a)	$1,095

(a)
Reflects the fair value assigned to 49.4% of the Bear Stearns net assets acquired on April 8, 2008 (net of related amortization) and the fair value assigned to the remaining 50.6% of the Bear Stearns net assets acquired on May 30, 2008. The difference between the Bear Stearns net assets acquired as presented above and the fair value of the net assets acquired (including goodwill) presented in the table on page 81 represents JPMorgan Chase’s net losses recorded under the equity method of accounting.

Unaudited pro forma condensed combined financial information
The following unaudited pro forma condensed combined financial information presents the results of operations of the Firm as they may have appeared if the Merger had been completed on January 1, 2008, and January 1, 2007.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2008	2007	2008	2007

Total net revenue	$11,417	$21,369	$27,702	$42,710
Net income	(5,896)	4,570	(4,815)	9,852
Net income per common share:
Basic	$(1.74)	$1.33	$(1.43)	$2.84
Diluted(a)	(1.74)	1.29	(1.43)	2.76
Average basic common shares issued and outstanding	3,439	3,441	3,431	3,462
Average diluted common shares issued and outstanding(a)	3,439	3,548	3,431	3,567

(a)	Common equivalent shares have been excluded from the pro forma computation of diluted loss per share for the three and six months ended June 30, 2008, as the effect would be antidilutive.
The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2008, and January 1, 2007, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the three and six months ended June 30, 2008 and 2007, were pro forma adjustments to reflect the results of operations of Bear Stearns, valuation adjustments and accounting conformity adjustments. For purposes of this pro forma financial information, such valuation adjustments and accounting conformity adjustments are reflected in results for the three months ended June 30, 2008.

Internal reorganization related to the Merger
On June 30, 2008, JPMorgan Chase fully and unconditionally guaranteed each series of outstanding preferred stock of Bear Stearns, as well as all of Bear Stearns’ outstanding Securities and Exchange Commission (“SEC”) registered U.S. debt securities and obligations relating to trust preferred securities. Subsequently, on July 15, 2008, JPMorgan Chase completed an internal merger transaction, which resulted in each series of outstanding preferred stock of Bear Stearns being automatically exchanged into newly issued shares of JPMorgan Chase preferred stock having substantially identical terms. Depositary shares, which formerly had represented a one-fourth interest in a share of Bear Stearns preferred stock, continue to trade on the New York Stock Exchange, but following completion of this internal merger transaction, represent a one-fourth interest in a share of JPMorgan Chase preferred stock. In addition, on July 31, 2008, JPMorgan Chase assumed (1) all of Bear Stearns’ then-outstanding SEC-registered U.S. debt securities; (2) Bear Stearns’ obligations relating to trust preferred securities; (3) certain of Bear Stearns’ then-outstanding foreign debt securities; and (4) certain of Bear Stearns’ guarantees of then-outstanding foreign debt securities issued by subsidiaries of Bear Stearns, in each case, in accordance with the agreements and indentures governing these securities. JPMorgan Chase also guaranteed Bear Stearns’ obligations under Bear Stearns’ U.S. $30.0 billion Euro Medium Term Note Programme and U.S. $4.0 billion Euro Note Issuance Programme.
Termination of Chase Paymentech Solutions joint venture
On May 27, 2008, the termination of Chase Paymentech Solutions, a global payments and merchant acquiring joint venture between JPMorgan Chase and First Data Corporation, was announced. The dissolution is expected to be completed by year-end 2008 and JPMorgan Chase will retain approximately 51% of the business under the Chase Paymentech name.
Issuance of preferred stock
On April 23, 2008, the Firm issued $6.0 billion of noncumulative perpetual preferred stock. The proceeds were used for general corporate purposes. For information regarding the preferred stock issued by the Firm on July 15, 2008, in exchange for the Bear Stearns preferred stock, see “Internal reorganization related to the Merger” above.
Proceeds from Visa Inc. shares
On March 19, 2008, Visa Inc. (“Visa”) completed its initial public offering (“IPO”). Prior to the IPO, JPMorgan Chase held approximately a 13% equity interest in Visa. On March 28, 2008, Visa used a portion of the proceeds from the offering to redeem a portion of the Firm’s equity interest, which resulted in the recognition of a pretax gain of $1.5 billion (recorded in other income). In conjunction with the IPO, Visa placed $3.0 billion in escrow to cover liabilities related to certain litigation matters. JPMorgan Chase’s share of this escrow was $696 million. JPMorgan Chase’s interest in the escrow was recorded as a reduction to other expense and reported net of established litigation reserves.
Purchase of additional interest in Highbridge Capital Management
In January 2008, JPMorgan Chase purchased an additional equity interest in Highbridge Capital Management, LLC (“Highbridge”). As a result, the Firm owns 77.5% of Highbridge as of June 30, 2008. Highbridge is a manager of hedge funds with $28 billion of assets under management at June 30, 2008. The Firm acquired a majority interest in Highbridge in 2004.
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

The following table presents the financial instruments carried at fair value as of June 30, 2008, and December 31, 2007, by caption on the Consolidated Balance Sheets and by SFAS 157 valuation hierarchy (as described above).
Assets and liabilities measured at fair value on a recurring basis

	Quoted market	Internal models with	Internal models		Total carrying
	prices in active	significant observable	with significant		value in the
	markets	market parameters	unobservable market	FIN 39	Consolidated
June 30, 2008 (in millions)	(Level 1)	(Level 2)	parameters (Level 3)	netting(e)	Balance Sheets

Federal funds sold and securities purchased under resale agreements	$—	$19,779	$—	$—	$19,779
Securities borrowed	—	3,108	—	—	3,108

Trading assets:
Debt and equity instruments:
U.S. government, agency, sponsored enterprise and non-U.S. government	80,938	30,668	723	—	112,329
State and municipal securities	—	13,718	1,527	—	15,245
CD, bankers’ acceptances and commercial paper	2,113	5,994	—	—	8,107
Corporate debt and other	3	53,516	9,783	—	63,302
Equity securities	99,470	10,704	1,762	—	111,936
Loans	—	33,611	33,898	—	67,509
Mortgage- and asset-backed securities	—	15,337	11,203	—	26,540
Physical commodities(a)	—	4,640	—	—	4,640

Total debt and equity instruments:	182,524	168,188	58,896	—	409,608
Derivative receivables	2,152	1,336,791	46,109	(1,262,663)	122,389

Total trading assets	184,676	1,504,979	105,005	(1,262,663)	531,997

Available-for-sale securities	85,411	33,452	271	—	119,134
Loans	—	3,050	8,329	—	11,379
Mortgage servicing rights	—	—	11,617	—	11,617

Other assets:
Private equity investments	304	418	7,001	—	7,723
All other	9,965	249	4,931	—	15,145

Total other assets	10,269	667	11,932	—	22,868

Total assets at fair value	$280,356	$1,565,035	$137,154	$(1,262,663)	$719,882
Level 3 assets for which the Firm does not bear economic exposure(b)(c)			27,430

Total level 3 assets for which the Firm bears economic exposure			$109,724

Deposits	$—	$5,229	$1,328	$—	$6,557
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,984	—	—	3,984
Other borrowed funds	—	7,567	300	—	7,867

Trading liabilities:
Debt and equity instruments	74,424	12,547	870	—	87,841
Derivative payables	2,809	1,297,156	40,134	(1,244,350)	95,749

Total trading liabilities	77,233	1,309,703	41,004	(1,244,350)	183,590

Accounts payable, accrued expense and other liabilities	—	—	—	—	—
Beneficial interests issued by consolidated VIEs	—	3,136	8,151	—	11,287
Long-term debt	—	57,594	22,976	—	80,570

Total liabilities at fair value	77,233	1,387,213	73,759	(1,244,350)	293,855

	Quoted market	Internal models with	Internal models		Total carrying
	prices in active	significant observable	with significant		value in the
	markets	market parameters	unobservable market	FIN 39	Consolidated
December 31, 2007 (in millions)	(Level 1)	(Level 2)	parameters (Level 3)	netting(e)	Balance Sheets

Federal funds sold and securities purchased under resale agreements	$—	$19,131	$—	$—	$19,131

Trading assets:
Debt and equity instruments:
U.S. government, agency, sponsored enterprise and non-U.S. government	106,572	40,362	258	—	147,192
State and municipal securities	7,230	5,860	—	—	13,090
CD, bankers’ acceptances and commercial paper	3,019	5,233	—	—	8,252
Corporate debt and other	6	52,137	7,972	—	60,115
Equity securities	82,499	9,552	1,197	—	93,248
Loans	—	46,038	11,776	—	57,814
Mortgage- and asset-backed securities	—	27,209	2,863	—	30,072
Physical commodities(a)	—	4,490	—	—	4,490

Total debt and equity instruments:	199,326	190,881	24,066	—	414,273
Derivative receivables	18,574	871,105	20,188	(832,731)	77,136

Total trading assets	217,900	1,061,986	44,254	(832,731)	491,409

Available-for-sale securities	71,941	13,364	101	—	85,406
Loans	—	359	8,380	—	8,739
Mortgage servicing rights	—	—	8,632	—	8,632

Other assets:
Private equity investments	68	322	6,763	—	7,153
All other	10,784	1,054	3,160	—	14,998

Total other assets	10,852	1,376	9,923	—	22,151

Total assets at fair value	$300,693	$1,096,216	$71,290	$(832,731)	$635,468

Deposits	$—	$5,228	$1,161	$—	$6,389
Federal funds purchased and securities loaned or sold under repurchase agreements	—	5,768	—	—	5,768
Other borrowed funds	—	10,672	105	—	10,777

Trading liabilities:
Debt and equity instruments	73,023	15,659	480	—	89,162
Derivative payables	19,553	852,055	19,555	(822,458)	68,705

Total trading liabilities	92,576	867,714	20,035	(822,458)	157,867

Accounts payable, accrued expense and other liabilities(d)	—	—	25	—	25
Beneficial interests issued by consolidated VIEs	—	2,922	82	—	3,004
Long-term debt	—	48,518	21,938	—	70,456

Total liabilities at fair value	$92,576	$940,822	$43,346	$(822,458)	$254,286

(a)	Physical commodities inventories are accounted for at the lower of cost or fair value.

(b)
Includes $8.6 billion of assets at June 30, 2008, which were transferred to securitization vehicles and where such transfers were accounted for as secured financings rather than sales. The securitization vehicles issued securities that were distributed to investors. The Firm does not bear economic exposure to the underlying assets in those securitization vehicles beyond its retained interests. The assets are reflected within trading debt and equity as loans and mortgage- and asset-backed securities.

(c)
Includes $18.8 billion of assets at June 30, 2008, where the Firm serves as an intermediary between two parties and does not bear market risk of $18.8 billion at June 30, 2008. The assets are reflected within derivative receivables.

(d)	Included is the fair value adjustment for unfunded lending-related commitments accounted for at fair value.

(e)
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

Balances for which the Firm did not bear economic exposure at December 31, 2007, were not significant.
Changes in level 3 recurring fair value measurements
The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2008 and 2007 (including the change in fair value), for financial instruments classified by the Firm within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components

(that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due, in part, to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the valuation hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
							Change in unrealized
							gains and (losses)
Three months ended		Total realized/		Purchases,	Transfers in		related to financial
June 30, 2008	Fair value,	unrealized		issuances	and/or out of	Fair value,	instruments at
(in millions)	March 31, 2008	gains/(losses)(c)		settlements, net	level 3(c)	June 30, 2008	June 30, 2008

Assets:
Trading assets:
Debt and equity instruments	$40,827	$(2,053	)(d)(e)	$17,426	$2,696	$58,896	$(2,261	)(d)(e)
Net derivative receivables	3,053	1,081	(d)	1,576	265	5,975	(33	)(d)
Available-for-sale securities	336	(8	)(f)	2	(59)	271	(8	)(f)
Loans	8,456	(122	)(d)	699	(704)	8,329	(188	)(d)
Other assets:
Private equity instruments(a)	6,002	453	(d)	546	—	7,001	71	(d)
All other	3,267	(41	)(g)	1,730	(25)	4,931	(55	)(g)

Liabilities:(b)
Deposits	$(1,208)	$(63	)(d)	$(7)	$(50)	$(1,328)	$(64	)(d)
Other borrowed funds	(139)	(97	)(d)	(63)	(1)	(300)	—	(d)
Trading liabilities:
Debt and equity instruments	(727)	21	(d)	(164)	—	(870)	(162	)(d)
Accounts payable, accrued expense and other liabilities	—	—		—	—	—	—
Beneficial interests issued by consolidated VIEs	(51)	(7	)(d)	(7,524)	(569)	(8,151)	(7	)(d)
Long-term debt	(21,104)	(263	)(d)	(1,485)	(124)	(22,976)	(409	)(d)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
							gains and (losses)
Three months ended		Total realized/		Purchases,	Transfers in		related to financial
June 30, 2007	Fair value,	unrealized		issuances	and/or out of	Fair value,	instruments at
(in millions)	March 31, 2007	gains/(losses)(c)		settlements, net	level 3(c)	June 30, 2007	June 30, 2007

Assets:
Trading assets:
Debt and equity instruments	$9,001	$(86	)(d)(e)	$1,070	$966	$10,951	$(151	)(d)(e)
Available-for-sale securities	171	40	(f)	(11)	(93)	107	(2	)(f)
Loans	910	18	(d)	616	—	1,544	16	(d)
Other assets:
Private equity instruments(a)	6,037	1,302	(d)	(1,275)	(5)	6,059	468	(d)
All other	1,605	70	(g)	135	331	2,141	2	(g)

Liabilities:(b)
Deposits	$(383)	$23	(d)	$(419)	$(147)	$(926)	$32	(d)
Other borrowed funds	—	—		—	—	—	—
Trading liabilities:
Debt and equity instruments	(7)	(52	)(d)	5	(189)	(243)	1	(d)
Net derivative payables	(2,772)	653	(d)	(478)	920	(1,677)	109	(d)
Accounts payable, accrued expense and
other liabilities	—	—		—	—	—	—
Beneficial interests issued by consolidated VIEs	(2)	—		—	(23)	(25)	—
Long-term debt	(13,408)	(380	)(d)	(3,777)	(2,742)	(20,307)	(344	)(d)

	Fair value measurements using significant unobservable inputs
							Change in unrealized gains
Six months ended		Total realized/		Purchases,	Transfers in		and (losses) related to
June 30, 2008	Fair value,	unrealized		issuances	and/or out of	Fair value,	financial instruments at
(in millions)	January 1, 2008	gains/(losses)(c)		settlements, net	level 3(c)	June 30, 2008	June 30, 2008

Assets:
Trading assets:
Debt and equity instruments	$24,066	$(3,212	)(d)(e)	$21,311	$16,731	$58,896	$(2,646	)(d)(e)
Net derivative receivables	633	2,793	(d)	1,839	710	5,975	1,530	(d)
Available-for-sale securities	101	(109	)(f)	338	(59)	271	(8	)(f)
Loans	8,380	(321	)(d)	974	(704)	8,329	(258	)(d)
Other assets:
Private equity instruments(a)	6,763	662	(d)	(424)	—	7,001	5	(d)
All other	3,160	(13	)(g)	1,776	8	4,931	44	(g)

Liabilities:(b)
Deposits	$(1,161)	$(77	)(d)	$(38)	$(52)	$(1,328)	$(83	)(d)
Other borrowed funds	(105)	(61	)(d)	(201)	67	(300)	22	(d)
Trading liabilities:
Debt and equity instruments	(480)	(72	)(d)	(175)	(143)	(870)	(251	)(d)
Accounts payable, accrued expense and other liabilities	(25)	25	(d)	—	—	—	—
Beneficial interests issued by consolidated VIEs	(82)	24	(d)	(7,524)	(569)	(8,151)	24	(d)
Long-term debt	(21,938)	(37	)(d)	(396)	(605)	(22,976)	(36	)(d)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
				Purchases,			gains and (losses)
Six months ended		Total realized/		issuances	Transfers in	Fair value,	related to financial
June 30, 2007	Fair value,	unrealized		settlements,	and/or out of	June 30,	instruments at
(in millions)	January 1, 2007	gains/(losses)(c)		net	level 3(c)	2007	June 30, 2007

Assets:
Trading assets:
Debt and equity instruments	$9,320	$(173	)(d)(e)	$1,260	$544	$10,951	$(344	)(d)(e)
Available-for-sale securities	177	40	(f)	(17)	(93)	107	(4	)(f)
Loans	643	26	(d)	875	—	1,544	20	(d)
Other assets:
Private equity instruments(a)	5,493	2,436	(d)	(1,853)	(17)	6,059	870	(d)
All other	1,591	69	(g)	150	331	2,141	(3	)(g)

Liabilities:(b)
Deposits	$(385)	$19	(d)	$(413)	$(147)	$(926)	$29	(d)
Other borrowed funds	—	—		—	—	—	—
Trading liabilities:
Debt and equity instruments	(32)	(52	)(d)	30	(189)	(243)	1	(d)
Net derivative payables	(2,800)	780	(d)	(532)	875	(1,677)	194	(d)
Accounts payable, accrued expense and other liabilities	—	—		—	—	—	—
Beneficial interests issued by consolidated VIEs	(8)	6	(d)	—	(23)	(25)	6	(d)
Long-term debt	(11,386)	(693	)(d)	(5,486)	(2,742)	(20,307)	(356	)(d)

(a)
Private equity instruments represent investments within the Corporate/Private Equity line of business. Amounts for 2007 private equity instruments and all other have been revised to reflect the current presentation.

(b)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value was 25% and 17% at June 30, 2008, and December 31, 2007, respectively.

(c)	Beginning January 1, 2008, all transfers in and out of level 3 are assumed to occur at the beginning of the reporting period.

(d)	Reported in principal transactions revenue.

(e)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell are measured at fair value and reported in mortgage fees and related income.

(f)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

(g)	Reported in other income.

Note: Mortgage servicing rights (“MSRs”) are excluded from the above table. For a rollforward of balance sheet amounts related to MSRs, see Note 18 on pages 114–115 of this Form 10-Q.

Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments carried on the Consolidated Balance Sheets by caption and by level within the SFAS 157 valuation hierarchy (as described above) as of June 30, 2008, and December 31, 2007, for which a nonrecurring change in fair value has been recorded during the reporting period.

			Internal Models
		Internal models with	with significant	Total carrying
	Quoted market	significant observable	unobservable	value in the
	prices in active	market parameters	market parameters	Consolidated
June 30, 2008 (in millions)	markets (Level 1)	(Level 2)	(Level 3)	Balance Sheets

Loans(a)	$—	$3,618	$6,167	$9,785
Other assets	—	478	8	486

Total assets at fair value on a nonrecurring basis	$—	$4,096	$6,175	$10,271

Accounts payable, accrued expense and other liabilities(b)	$—	$—	$—	$—
Total liabilities at fair value on a nonrecurring basis	$—	$—	$—	$—

			Internal models
		Internal models with	with significant	Total carrying
	Quoted market	significant observable	unobservable	value in the
	prices in active	market parameters	market parameters	Consolidated
December 31, 2007 (in millions)	markets (Level 1)	(Level 2)	(Level 3)	Balance Sheets

Loans(a)	$—	$2,818	$16,196	$19,014
Other assets	—	267	126	393

Total assets at fair value on a nonrecurring basis	$—	$3,085	$16,322	$19,407

Accounts payable, accrued expense and other liabilities(b)	$—	$—	$103	$103
Total liabilities at fair value on a nonrecurring basis	$—	$—	$103	$103

(a)	Includes debt financing and other loan warehouses held-for-sale.

(b)	Represents the fair value adjustment associated with $58 million and $3.2 billion of unfunded held-for-sale lending-related commitments at June 30, 2008, and December 31, 2007, respectively.
Nonrecurring fair value changes
The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007, related to financial instruments held at June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Loans	$(861)	$(56)	$(1,617)	$(111)
Other assets	(76)	(30)	(151)	(115)
Accounts payable, accrued expense and other liabilities	—	—	—	—

Total nonrecurring fair value gains (losses)	$(937)	$(86)	$(1,768)	$(226)

In the above table, loans principally include changes in fair value for loans carried on the balance sheet at the lower of cost or fair value; and accounts payable, accrued expense and other liabilities principally include the change in fair value for unfunded lending-related commitments within the leveraged lending portfolio.

Level 3 assets analysis
Level 3 assets (including assets measured at the lower of cost or fair value) were 8% of total Firm assets at June 30, 2008. The following describes significant changes to level 3 assets during the period.
For the three months ended June 30, 2008
Level 3 assets increased $44.5 billion in the second quarter of 2008, principally due to the acquisition of $41.5 billion of level 3 assets (primarily including loans, securities and derivatives) as a result of the merger with Bear Stearns. These assets are generally mortgage-related and include prime, Alt-A and commercial mortgage exposures. Partially offsetting this increase was a reduction in leveraged lending exposure of approximately $4.0 billion due to sales of leveraged loans and transfers of similar leveraged loans to level 2 due to the increased price transparency for such assets.
For the six months ended June 30, 2008
Level 3 assets increased $55.7 billion in the first six months of 2008 principally due to the following: the acquisition of $41.5 billion of level 3 assets as a result of the merger with Bear Stearns; the purchase of approximately $4.4 billion of reverse mortgages in the first quarter for which there is limited pricing information and a lack of market liquidity; and the transfers into level 3 of $8.6 billion of mortgage-related assets and $2.8 billion of auction-rate securities in the first quarter of 2008. The transfer of mortgage-related assets was based on a significant reduction in new deal issuance that limited the Firm’s ability to obtain independent quotes for certain mortgage instruments. Such assets included commercial mortgage-backed securities with a rating below AAA, other noninvestment grade mortgage securities and certain prime mortgage loans. The transfer of auction-rate securities was based on a significant reduction in market liquidity for auction-rate securities.
Gains and Losses
For the three months ended June 30, 2008
Gains and losses in the tables above include losses on trading debt and equity instruments of approximately $2.1 billion for the three months ended June 30, 2008, principally from mortgage-related transactions. Partially offsetting the losses in level 3 were net gains of approximately $1.1 billion, principally related to equity derivatives transactions, and gains on private equity instruments of approximately $450 million resulting largely from sales of private equity investments.
In addition there were losses of approximately $700 million on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and therefore included in the nonrecurring fair value assets.
For the six months ended June 30, 2008
Gains and losses in the tables above include losses on trading and debt and equity instruments of approximately $3.2 billion for the six months ended June 30, 2008, principally from mortgage-related transactions and auction-rate securities. Partially offsetting the losses in level 3 were net gains of $2.8 billion related to fixed income and equity derivatives and private equity gains of approximately $650 million resulting largely from sales of private equity investments.
In addition, there were losses of approximately $1.6 billion on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and therefore included in the nonrecurring fair value assets.
The Firm risk manages level 3 financial instruments using securities and derivative positions classified within level 1 or 2 of the valuation hierarchy; the effect of these risk management activities are not reflected in level 3 gains and losses included in the tables above.
The fair value of the mortgage-related assets is estimated utilizing a variety of techniques emphasizing observable prices for similar instruments, where available.
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
•    Derivatives: Level 3 derivatives include credit default swaps referenced to mortgage-backed securities, where valuations are benchmarked to implied spreads from similar underlying loans in the cash market, as well as relevant observable market indices. In addition the prepayment and loss assumptions on the underlying loans are priced using a combination of historical data, prices on market transactions, and other prepayment and default scenarios and analysis.
For a discussion of changes in fair value of the MSR asset see Note 18 on pages 114–115 of this Form 10-Q.

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
2008 Elections
As part of the Bear Stearns merger, the Firm acquired instrument types that were subject to the existing fair value elections made by the Firm. The Firm formally elected the fair value option for these instruments as of the merger date.
In the second quarter of 2008, the Firm also elected the fair value option for securities borrowed and securities lending agreements with a maturity greater than one year. An election was not made for any short-term agreements as the carrying value for such agreements generally approximates fair value.
Changes in value under the fair value option election
The following tables present the changes in fair value included in the Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2008				2007
				Total changes				Total changes
Three months ended June 30,	Principal			in fair value	Principal			in fair value
(in millions)	transactions(b)	Other income		recorded	transactions(b)	Other income		recorded

Federal funds sold and securities purchased under resale agreements	$(398)	$—		$(398)	$(32)	$—		$(32)
Securities borrowed	79	—		79	—	—		—

Trading assets:
Debt and equity instruments, excluding loans	(65)	21	(c)	(44)	200	14	(c)	214
Loans reported as trading assets:
Changes in instrument-specific credit risk	(547)	2	(c)	(545)	158	(6	)(c)	152
Other changes in fair value	(153)	16	(c)	(137)	16	(17	)(c)	(1)
Loans:
Changes in instrument-specific credit risk	(239)	—		(239)	(1)	—		(1)
Other changes in fair value	(5)	—		(5)	1	—		1
Other assets	—	(79	)(d)	(79)	—	72	(d)	72

Deposits(a)	30	—		30	104	—		104
Federal funds purchased and securities loaned or sold under repurchase agreements	70	—		70	29	—		29
Other borrowed funds(a)	(16)	—		(16)	(120)	—		(120)
Trading liabilities	3	—		3	(49)	—		(49)
Beneficial interests issued by consolidated VIEs	206	—		206	(59)	—		(59)
Long-term debt:
Changes in instrument-specific credit risk(a)	303	—		303	72	—		72
Other changes in fair value	408	—		408	(1,142)	—		(1,142)

	2008				2007
				Total changes				Total changes
Six months ended June 30,	Principal			in fair value	Principal			in fair value
(in millions)	transactions(b)	Other income		recorded	transactions(b)	Other income		recorded

Federal funds sold and securities purchased under resale agreements	$151	$—		$151	$—	$—		$—
Securities borrowed	79	—		79	—	—		—
Trading assets:
Debt and equity instruments, excluding loans	124	15	(c)	139	276	14	(c)	290
Loans reported as trading assets:
Changes in instrument-specific credit risk	(1,683)	(50)	(c)	(1,733)	574	(1	)(c)	573
Other changes in fair value	75	409	(c)	484	16	184	(c)	200
Loans:
Changes in instrument-specific credit risk	(500)	—		(500)	9	—		9
Other changes in fair value	23	—		23	9	—		9
Other assets	—	(41)	(d)	(41)	—	68	(d)	68

Deposits(a)	(369)	—		(369)	(40)	—		(40)
Federal funds purchased and securities loaned or sold under repurchase agreements	3			3	24			24
Other borrowed funds(a)	(88)	—		(88)	(158)	—		(158)
Trading liabilities	2	—		2	(49)	—		(49)
Beneficial interests issued by consolidated VIEs	31	—		31	(69)	—		(69)
Long-term debt:
Changes in instrument-specific credit risk(a)	1,178	—		1,178	133	—		133
Other changes in fair value	(440)	—		(440)	(1,248)	—		(1,248)

(a)
Total change in instrument-specific credit risk related to structured notes was $308 million and $75 million for the three months ended June 30, 2008 and 2007, respectively, and $1.2 billion and $139 million for the six months ended June 30, 2008 and 2007, respectively, which includes adjustments for structured notes classified within deposits and other borrowed funds as well as long-term debt.

(b)
Included in the amounts are gains and losses related to certain financial instruments previously carried at fair value by the Firm such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of the Investment Bank’s trading activities.

(c)	Reported in mortgage fees and related income.
(d)	Reported in other income.
Determination of instrument-specific credit risk for items for which a fair value election was made
The following describes how the gains and losses included in earnings during the quarters ended June 30, 2008 and 2007, which were attributable to changes in instrument-specific credit risk, were determined.
•
Loans and lending-related commitments: For floating-rate instruments, changes in value are all attributed to instrument-specific credit risk. For fixed-rate instruments, an allocation of the changes in value for the period is made between those changes in value that are interest rate-related and changes in value that are credit-related. Allocations are generally based upon an analysis of borrower-specific credit spread and recovery information, where available, or benchmarking to similar entities or industries.

•
Long-term debt: Changes in value attributable to instrument-specific credit risk were derived principally from observable changes in the Firm’s credit spread. The gain for 2008 and 2007 was attributable to the widening of the Firm’s credit spread.

•
Resale and repurchase agreements, securities borrowed agreements and securities lending agreements: Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount loaned; as a result, there would be no adjustment or an immaterial adjustment for instrument-specific credit related to these agreements.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2008, and December 31, 2007, for loans and long-term debt for which the SFAS 159 fair value option has been elected. The loans were classified in trading assets – debt and equity instruments or in loans.

	June 30, 2008			December 31, 2007
			Fair value over			Fair value over
	Remaining		(under) remaining	Remaining		(under) remaining
	aggregate		aggregate	aggregate		aggregate
	contractual		contractual	contractual		contractual
	principal amount		principal amount	principal amount		principal amount
(in millions)	outstanding	Fair value	outstanding	outstanding	Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—	$—	$—	$—	$—	$—
Loans	10	10	—	11	11	—
Nonaccrual loans
Loans reported as trading assets	6,072	1,136	(4,936)	3,044	1,176	(1,868)
Loans	147	91	(56)	15	5	(10)

Subtotal	6,229	1,237	(4,992)	3,070	1,192	(1,878)
All other performing loans
Loans reported as trading assets	72,332	66,373	(5,959)	56,164	56,638	474
Loans	12,405	11,098	(1,307)	9,011	8,580	(431)

Total loans	$90,966	$78,708	$(12,258)	$68,245	$66,410	$(1,835)

Long-term debt
Principal protected debt	$(35,842)	$(33,848)	$(1,994)	$(24,262)	$(24,033)	$(229)
Nonprincipal protected debt(a)	NA	(46,722)	NA	NA	(46,423)	NA

Total long-term debt	NA	$(80,570)	NA	NA	$(70,456)	NA

FIN 46R long-term beneficial interests
Principal protected debt	$(7,530)	$(7,530)	$—	$(58)	$(58)	$—
Nonprincipal protected debt(a)	NA	(3,159)	NA	NA	(2,946)	NA

Total FIN 46R long-term beneficial interests	NA	$(10,689)	NA	NA	$(3,004)	NA

(a)	Remaining contractual principal not applicable as the return of principal is based upon performance of an underlying variable, and therefore may not occur in full.
The contractual amount of unfunded lending-related commitments for which the fair value option was elected was negligible at June 30, 2008. At December 31, 2007, the contractual amount of unfunded lending-related commitments for which the fair value option was elected was $1.0 billion with a corresponding fair value of $25 million. Such commitments are reflected as liabilities and included in accounts payable, accrued expense and other liabilities.
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
The following table presents principal transactions revenue.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Trading revenue	$538	$2,275	$(465)	$5,416
Private equity gains(a)	214	1,438	414	2,784

Total principal transactions revenue	$752	$3,713	$(51)	$8,200

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity and those held in other business segments.
Trading assets and liabilities
Trading assets include debt and equity instruments held for trading purposes that JPMorgan Chase owns (“long” positions), certain loans for which the Firm manages on a fair value basis and has elected the SFAS 159 fair value option, and physical commodities inventories that are accounted for at the lower of cost or fair value. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading positions are carried at fair value on the Consolidated Balance Sheets. For a discussion of the valuation of trading assets and trading liabilities, see Note 4 on pages 111-118 of JPMorgan Chase’s 2007 Annual Report.
The following table presents the fair value of trading assets and trading liabilities for the dates indicated.

	June 30,	December 31,
(in millions)	2008	2007

Trading assets
Debt and equity instruments:(a)
U.S. government and federal agency obligations	$29,732	$35,433
U.S. government-sponsored enterprise obligations	37,004	43,838
Obligations of state and political subdivisions	15,245	13,090
Certificates of deposit, bankers’ acceptances and commercial paper	8,107	8,252
Debt securities issued by non-U.S. governments	45,593	67,921
Corporate debt securities	56,332	53,941
Equity securities	111,936	93,248
Loans	67,509	57,814
Mortgage-backed securities	15,165	20,397
Asset-backed securities	11,375	9,675
Physical commodities	4,640	4,490
Other	6,970	6,174

Total debt and equity instruments	409,608	414,273

Derivative receivables:(b)
Interest rate	51,488	36,020
Credit	25,920	22,083
Commodity	23,510	9,419
Foreign exchange	10,190	5,616
Equity	11,281	3,998

Total derivative receivables	122,389	77,136

Total trading assets	$531,997	$491,409

Trading liabilities
Debt and equity instruments(c)	$87,841	$89,162

Derivative payables:(b)
Interest rate	29,023	25,542
Credit	10,996	11,613
Commodity	21,256	6,942
Foreign exchange	8,370	7,552
Equity	26,104	17,056

Total derivative payables	95,749	68,705

Total trading liabilities	$183,590	$157,867

(a)	Prior periods have been revised to reflect the current presentation.
(b)
Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. As permitted under FIN 39, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The netted amount of cash collateral received and paid was $62.6 billion and $44.3 billion, respectively, at June 30, 2008, and $34.9 billion and $24.6 billion, respectively, at December 31, 2007. The Firm received and paid excess collateral of $21.6 billion and $4.0 billion, respectively, at June 30, 2008, and $17.4 billion and $2.4 billion, respectively, at December 31, 2007. This additional collateral received and paid secures potential exposure that could arise in the derivatives portfolio should the mark-to-market of the transactions move in the Firm’s favor or the client’s favor, respectively, and is not nettable against the derivative receivables or payables in the table above.

(c)	Primarily represents securities sold, not yet purchased.
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Trading assets – debt and equity instruments	$401,578	$380,761	$401,687	$363,411
Trading assets – derivative receivables	105,301	61,736	101,582	60,267

Trading liabilities – debt and equity instruments(a)	$81,724	$98,433	$85,712	$96,993
Trading liabilities – derivative payables	79,780	62,205	80,437	59,848

(a)	Primarily represent securities sold, not yet purchased.

Private equity
Private equity investments are recorded in other assets on the Consolidated Balance Sheets. The following table presents the carrying value and cost of the private equity investment portfolio held by the Private Equity business within Corporate/Private Equity for the dates indicated.

	June 30, 2008		December 31, 2007
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$7,723	$7,872	$7,153	$6,231

Private equity includes investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held, are carried on the Consolidated Balance Sheets at fair value. Realized and unrealized gains and losses arising from changes in value are reported in principal transactions revenue in the Consolidated Statements of Income in the period that the gains or losses occur. For a discussion of the valuation of private equity investments, see Note 4 on pages 111-118 of JPMorgan Chase’s 2007 Annual Report.
NOTE 6 – OTHER NONINTEREST REVENUE
For a discussion of the components of, and the accounting policies for, the Firm’s other noninterest revenue, see Note 7 on page 123 of JPMorgan Chase’s 2007 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Underwriting:
Equity	$542	$509	$901	$902
Debt	717	835	1,087	1,703

Total underwriting	1,259	1,344	1,988	2,605
Advisory	353	554	840	1,032

Total investment banking fees	$1,612	$1,898	$2,828	$3,637

The following table presents components of asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Asset management:
Investment management fees	$1,451	$1,389	$2,874	$2,641
All other asset management fees	143	205	290	385

Total asset management fees	1,594	1,594	3,164	3,026
Total administration fees(a)	690	753	1,360	1,402
Commissions and other fees:
Brokerage commissions	730	635	1,508	1,259
All other commissions and fees	614	629	1,192	1,110

Total commissions and other fees	1,344	1,264	2,700	2,369

Total asset management, administration and commissions	$3,628	$3,611	$7,224	$6,797

(a)	Includes fees for custody, securities lending, funds services and broker-dealer clearance.

NOTE 7 – INTEREST INCOME AND INTEREST EXPENSE
Details of interest income and interest expense were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Interest income(a)
Loans	$8,430	$8,845	$17,715	$17,536
Securities	1,398	1,335	2,577	2,633
Trading assets	4,117	4,100	8,656	7,837
Federal funds sold and securities purchased under resale agreements	1,485	1,652	2,940	3,307
Securities borrowed	572	1,203	1,310	2,256
Deposits with banks	373	207	709	393
Other assets(b)	154	—	154	—

Total interest income	16,529	17,342	34,061	33,962

Interest expense(a)
Interest-bearing deposits	3,592	5,342	8,200	10,337
Other borrowings	2,616	4,198	5,847	8,162
Long-term debt	1,864	1,525	3,766	2,933
Beneficial interests issued by consolidated VIEs	100	109	232	260
Other liabilities(c)	63	—	63	—

Total interest expense	8,235	11,174	18,108	21,692

Net interest income	8,294	6,168	15,953	12,270
Provision for credit losses	3,455	1,529	7,879	2,537

Net interest income after provision for credit losses	$4,839	$4,639	$8,074	$9,733

(a)
Interest income and interest expense include the current-period interest accruals for financial instruments measured at fair value except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133 absent the SFAS 159 fair value election; for those instruments, all changes in value, including any interest elements, are reported in principal transactions revenue.

(b)	Predominantly margin loans.
(c)	Includes brokerage customer payables.
NOTE 8 – PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 on pages 124-130 of JPMorgan Chase’s 2007 Annual Report.
The following table presents the components of net periodic benefit cost reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended June 30, (in millions)	2008	2007	2008	2007	2008	2007

Components of net periodic benefit cost
Benefits earned during the year	$64	$67	$7	$9	$1	$2
Interest cost on benefit obligations	122	117	38	35	18	19
Expected return on plan assets	(180)	(178)	(41)	(37)	(24)	(23)
Amortization:
Net loss	—	—	7	14	—	6
Prior service cost (credit)	1	1	—	—	(4)	(4)
Settlement loss	—	—	—	1	—	—

Net periodic benefit cost	7	7	11	22	(9)	—
Other defined benefit pension plans(a)	3	—	5	15	NA	NA

Total defined benefit plans	10	7	16	37	(9)	—
Total defined contribution plans	70	64	82	58	NA	NA

Total pension and OPEB cost included in compensation expense	$80	$71	$98	$95	$(9)	$—

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Six months ended June 30, (in millions)	2008	2007	2008	2007	2008	2007

Components of net periodic benefit cost
Benefits earned during the year	$128	$130	$14	$18	$3	$3
Interest cost on benefit obligations	244	234	76	71	37	40
Expected return on plan assets	(360)	(356)	(82)	(75)	(49)	(46)
Amortization:
Net loss	—	—	14	27	—	14
Prior service cost (credit)	2	2	—	—	(8)	(8)
Settlement loss	—	—	—	1	—	—

Net periodic benefit cost	14	10	22	42	(17)	3
Other defined benefit pension plans(a)	6	1	9	31	NA	NA

Total defined benefit plans	20	11	31	73	(17)	3
Total defined contribution plans	136	127	162	111	NA	NA

Total pension and OPEB cost included in compensation expense	$156	$138	$193	$184	$(17)	$3

(a)	Includes various defined benefit pension plans, which are individually immaterial.
The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and material non-U.S. defined benefit pension plans was $10.5 billion and $2.8 billion, respectively, as of June 30, 2008, and $11.4 billion and $2.9 billion, respectively, as of December 31, 2007.
In connection with the Merger, JPMorgan Chase acquired one domestic defined benefit pension plan and several defined contribution plans, none of which are material.
The 2008 potential contributions for the U.S. qualified defined benefit pension plan, if any, is not reasonably estimable at this time. The 2008 potential contributions for U.S. non-qualified defined benefit pension plans is $39 million. The 2008 potential contributions for non-U.S. defined benefit pension plans is $33 million and for OPEB plans is $3 million.
NOTE 9 – EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based compensation, see Note 10 on pages 131-133 of JPMorgan Chase’s 2007 Annual Report.
The Firm recognized noncash compensation expense related to its various employee stock-based incentive plans of $728 million and $508 million for the quarters ended June 30, 2008 and 2007, respectively, and $1.4 billion and $1.0 billion in the first six months of 2008 and 2007, respectively, in its Consolidated Statements of Income. These amounts included an accrual for the estimated cost of stock awards to be granted to full career eligible employees of $140 million and $127 million for the quarters ended June 30, 2008 and 2007, respectively, and $274 million and $257 million for the first six months ended June 30, 2008 and 2007, respectively.
In the first quarter of 2008, the Firm granted 64 million RSUs to JPMorgan Chase employees with a grant date fair value of $39.83 per RSU in connection with its annual incentive grant.
In connection with the Merger, 46 million Bear Stearns employee stock awards, principally restricted stock units (“RSUs”), capital appreciation plan units and stock options, were exchanged for equivalent JPMorgan Chase awards using the merger exchange ratio of 0.21753. The fair value of these employee stock awards was included in the purchase price since substantially all of the awards were fully vested immediately after the merger date under provisions that provided for accelerated vesting upon a change of control of Bear Stearns. However, Bear Stearns vested employee stock options had no impact on the purchase price; since the employee stock options were significantly out of the money at the Merger date, the fair value of these awards was equal to zero upon their conversion into JPMorgan Chase options.
The Firm also exchanged 6 million shares of its common stock for 27 million shares of Bear Stearns common stock held in an irrevocable grantor trust (the “RSU Trust”) using the merger exchange ratio of 0.21753. The RSU Trust was established to hold common stock underlying awards granted to selected employees and key executives under certain Bear Stearns employee stock plans. In accordance with EITF 97-14, the RSU Trust was consolidated on JPMorgan Chase’s Consolidated Balance Sheets as of June 30, 2008, and the shares held in the RSU Trust were recorded in “Shares held in RSU Trust,” which reduced stockholders’ equity, similar to the treatment for treasury stock. A related obligation to issue stock under these employee stock plans is reported in capital surplus. The issuance of shares held in the RSU Trust to employees will not have any effect on the Firm’s total stockholders’ equity, net income or earnings per share.

In June 2008, the Firm granted 19 million RSUs with a grant date fair value of $42.22 per RSU to retain certain Bear Stearns employees. Substantially all of these awards were granted with the same terms and conditions as described in Note 10 on page 131 of JPMorgan Chase’s 2007 Annual Report.
NOTE 10 – NONINTEREST EXPENSE
Merger costs
Costs associated with the Bear Stearns merger in 2008, costs associated with the 2004 merger with Bank One Corporation, and costs associated with The Bank of New York, Inc. transaction (“The Bank of New York”) are reflected in the merger costs caption of the Consolidated Statements of Income. For a further discussion of the Bear Stearns merger, see Note 2 on pages 80-83 of this Form 10-Q. A summary of such costs is shown in the following table.

	Three months ended June 30,(a)		Six months ended June 30,(a)
(in millions)	2008	2007	2008	2007

Expense category
Compensation	$126	$—	$126	$1
Occupancy	—	9	—	10
Technology and communications and other	29	53	29	98
The Bank of New York	—	2	—	17

Total(b)	$155	$64	$155	$126

(a)	The 2008 activity reflects the Bear Stearns merger, and 2007 activity reflects the 2004 merger with Bank One Corporation and the transaction with The Bank of New York.
(b)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.
The table below shows the change in the merger reserve balance related to the costs associated with the mergers.

	Six months ended June 30,(a)
(in millions)	2008	2007

Merger reserve balance, beginning of period	$—	$155
Recorded as merger costs	155	109
Recorded as goodwill	1,112	—
Utilization of merger reserve	(174)	(131)

Merger reserve balance, end of period	$1,093	$133	(b)

(a)	The 2008 activity reflects the Bear Stearns merger, and 2007 activity reflects the 2004 merger with Bank One Corporation.
(b)	Excludes $12 million related to the Bank of New York transaction.
NOTE 11 – SECURITIES
For a discussion of accounting policies relating to securities, see Note 12 on pages 134-136 of JPMorgan Chase’s 2007 Annual Report. The following table presents realized gains and losses from available-for-sale (“AFS”) securities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Realized gains	$675	$38	$812	$70
Realized losses	(28)	(261)	(132)	(291)

Net realized securities gains (losses)(a)	$647	$(223)	$680	$(221)

(a)	Proceeds from securities sold were within approximately 2% of amortized cost for the three and six months ended June 30, 2008 and 2007.

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated.

	June 30, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$2,141	$1	$5	$2,137	$2,470	$14	$2	$2,482
Mortgage-backed securities	3,889	1	69	3,821	8	1	—	9
Agency obligations	71	9	—	80	73	9	—	82
Collateralized mortgage obligations	637	—	1	636	—	—	—	—
U.S. government-sponsored enterprise obligations	75,520	229	596	75,153	62,511	643	55	63,099
Obligations of state and political subdivisions	509	1	4	506	92	1	2	91
Certificates of deposit	1,625	—	—	1,625	2,040	—	—	2,040
Debt securities issued by non-U.S. governments	7,777	5	66	7,716	6,804	18	28	6,794
Corporate debt securities	1,507	—	5	1,502	1,927	1	4	1,924
Equity securities	4,153	29	6	4,176	4,124	55	1	4,178
Mortgage-backed securities(a)	6,765	37	202	6,600	3,935	48	33	3,950
Asset-backed securities(a)	15,334	42	194	15,182	804	—	47	757

Total available-for-sale securities	$119,928	$354	$1,148	$119,134	$84,788	$790	$172	$85,406

Held-to-maturity securities(b)	$39	$1	$—	$40	$44	$1	$—	$45

(a)
Asset-backed securities consists largely of collateralized loan obligations and credit card collateralized securities. The majority of the unrealized losses for mortgage-backed securities and asset-backed securities have existed for less than 12 months, and result from liquidity conditions in the current market environment, and not from concerns regarding the underlying collateral or the underlying credit of the issuers.

(b)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored entities.
The majority of the gross unrealized losses on AFS securities at June 30, 2008, have existed for less than 12 months. The impairment of AFS securities is based on a variety of factors, including the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of a security; where applicable under EITF Issue 99-20, the Firm’s current estimate of the cash flows over the life of the security; and the Firm’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Based on the Firm’s evaluation of these factors and other objective evidence, the Firm believes that the securities are not other than temporarily impaired as of June 30, 2008.
Included in the $1.1 billion of gross unrealized losses on AFS securities at June 30, 2008 was $45 million of unrealized losses that have existed for longer than 12 months. These securities are primarily non-U.S. government debt and asset-backed securities. The non-U.S. government debt is rated AAA and consists of obligations of non-U.S. governments that are members of the Organization for Economic Cooperation and Development (“OECD”). The unrealized losses on the non-U.S. government debt and asset-backed securities are primarily due to overall increases in market interest rates and spreads, respectively, and not concerns regarding the underlying credit of the issuers or the underlying collateral. In total, these securities have a fair value at June 30, 2008, that is within 4% of their amortized cost basis.
NOTE 12 – SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 13 on page 136 of JPMorgan Chase’s 2007 Annual Report.
Resale agreements and repurchase agreements are generally treated as collateralized financing transactions and carried on the Consolidated Balance Sheets at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. Securities borrowed and securities lent, also treated as collateral financing transactions, are generally recorded at the amount of cash collateral advanced or received.
On January 1, 2007, pursuant to the adoption of SFAS 159, the Firm elected fair value measurement for certain resale and repurchase agreements. In the second quarter of 2008, the Firm elected fair value measurement for certain securities borrowed and securities lending agreements. For a further discussion of SFAS 159, see Note 4 on pages 90-92 of this Form 10-Q. The securities financing agreements for which the fair value option has been elected continue to be reported within securities purchased under resale agreements; securities loaned or sold under repurchase agreements; securities borrowed; and other borrowed funds on the Consolidated Balance Sheets. Generally for agreements carried at fair value, current period interest accruals are recorded within interest income and interest expense with changes in fair value reported in principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133, all changes in fair value, including any interest elements, are reported in principal transactions revenue.
Securities financing transactions that meet the criteria within FIN 41 are reported on a net basis.
The following table details the components of collateralized agreements, and collateralized financings at each of the dates indicated.

(in millions)	June 30, 2008	December 31, 2007

Securities purchased under resale agreements(a)	$174,040	$169,305
Securities borrowed(b)	142,854	84,184

Securities sold under repurchase agreements(c)	$169,721	$126,098
Securities loaned	13,652	10,922

(a)	Includes resale agreements of $19.8 billion and $19.1 billion accounted for at fair value at June 30, 2008, and December 31, 2007, respectively.
(b)	Includes securities borrowed of $3.1 billion accounted for at fair value at June 30, 2008.
(c)	Includes repurchase agreements of $4.0 billion and $5.8 billion accounted for at fair value at June 30, 2008, and December 31, 2007, respectively.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets.
At June 30, 2008, the Firm received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $574.0 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $463.1 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
NOTE 13 – LOANS
The accounting for a loan may differ based upon the type of loan and/or its use in an investing or trading strategy. The measurement framework for loans in the consolidated financial statements is one of the following:
•	At the principal amount outstanding, net of the allowance for loan losses, unearned income and any net deferred loan fees or costs, for loans held-for-investment;

•	At the lower of cost or fair value, with valuation changes recorded in noninterest revenue, for loans that are classified as held-for-sale; or

•	At fair value, with changes in fair value recorded in noninterest revenue, for loans classified as trading assets or risk managed on a fair value basis.
For a detailed discussion of accounting policies relating to loans, see Note 14 on pages 137-138 of JPMorgan Chase’s 2007 Annual Report. See Note 4 on pages 90-92 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under SFAS 159. See Note 5 on pages 92-94 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.
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

Loans within the held-for-sale portfolio that management decides to retain are transferred to the held-for-investment portfolio at fair value. The allowance for loan losses for such loans is based on the Firm’s allowance methodology. For a further discussion of the methodologies used in establishing the Firm’s allowance for loans losses, see Note 15 on page 138 of JPMorgan Chase’s 2007 Annual Report.
The composition of the loan portfolio at each of the dates indicated was as follows.

	June 30,	December 31,
(in millions)	2008	2007

U.S. wholesale loans:
Commercial and industrial	$98,669	$97,347
Real estate	13,446	13,388
Financial institutions	17,796	14,760
Lease financing	2,214	2,353
Other	5,111	5,405

Total U.S. wholesale loans	137,236	133,253

Non-U.S. wholesale loans:
Commercial and industrial	65,583	59,153
Real estate	1,914	2,110
Financial institutions	23,497	17,225
Lease financing	926	1,198
Other	203	137

Total non-U.S. wholesale loans	92,123	79,823

Total wholesale loans:(a)
Commercial and industrial	164,252	156,500
Real estate(b)	15,360	15,498
Financial institutions	41,293	31,985
Lease financing	3,140	3,551
Other	5,314	5,542

Total wholesale loans	229,359	213,076

Total consumer loans:(c)
Home equity	95,129	94,832
Mortgage	61,977	56,031
Auto loans and leases	44,867	42,350
Credit card (d)	76,278	84,352
Other	30,419	28,733

Total consumer loans	308,670	306,298

Total loans(e)	$538,029	$519,374

Memo:
Loans held-for-sale	$10,822	$18,899
Loans at fair value	11,379	8,739

Total loans held-for-sale and loans at fair value	$22,201	$27,638

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.
(b)
Represents credits extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment businesses and which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services, Card Services and the Corporate/Private Equity segment.
(d)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(e)
Loans (other than those for which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $702 million and $1.0 billion at June 30, 2008, and December 31, 2007, respectively.

The following table reflects information about the Firm’s loan sales.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Net gains (losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$(335)	$145	$(952)	$363

(a)	Excludes sales related to loans accounted for at fair value.
Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Firm will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. Impaired loans include certain nonaccrual wholesale loans and loans for which a charge-off has been recorded based on the fair value of the underlying collateral. Impaired loans also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Troubled debt restructurings typically result from the Firm’s loss mitigation activities and could include rate reductions, principal forgiveness forbearance, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.
The tables below set forth information about JPMorgan Chase’s impaired loans, excluding credit card loans which are discussed below. The Firm primarily uses the discounted cash flow method for valuing impaired loans.

	June 30,	December 31,
(in millions)	2008	2007

Impaired loans with an allowance:
Wholesale	$765	$429
Consumer(a)	1,237	322

Total impaired loans with an allowance	2,002	751

Impaired loans without an allowance:(b)
Wholesale	28	28
Consumer(a)	—	—

Total impaired loans without an allowance	28	28

Total impaired loans	$2,030	$779

Allowance for impaired loans under SFAS 114:(c)
Wholesale	$174	$108
Consumer(a)	263	116

Total allowance for impaired loans under SFAS 114(c)	$437	$224

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Average balance of impaired loans during the period:
Wholesale	$747	$217	$683	$257
Consumer(a)	962	318	837	320

Total impaired loans	$1,709	$535	$1,520	$577

Interest income recognized on impaired loans during the period:
Wholesale	$—	$—	$—	$—
Consumer(a)	13	—	21	—

Total interest income recognized on impaired loans during the period	$13	$—	$21	$—

(a)	Excluded credit card loans.
(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(c)
The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s allowance for loan losses. The allowance for certain consumer impaired loans has been categorized in the allowance for loan losses as formula-based.

JPMorgan Chase may modify the terms of its credit card loan agreements with borrowers who have experienced financial difficulty. Such modifications may include: canceling the customer’s available line of credit on the credit card, reducing the interest rate on the card, and placing the customer on a fixed payment plan not exceeding 60 months. If the cardholder does not comply with the modified terms, then the credit card loan agreement will revert back to its original terms, with the amount of any loan outstanding reflected in the appropriate delinquency “bucket” and the loan amounts then charged-off in accordance with the Firm’s standard charge-off policy. Under these programs, $1.8 billion and $1.4 billion of on-balance sheet credit card loan outstandings have been modified at June 30, 2008, and December 31, 2007, respectively. In accordance with the Firm’s methodology for determining its consumer allowance for loan losses, the Firm had already provisioned for these credit card loans; the modifications to these credit card loans had no incremental impact on the Firm’s allowance for loan losses.

NOTE 14 – ALLOWANCE FOR CREDIT LOSSES
For a further discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 138-139 of JPMorgan Chase’s 2007 Annual Report. The table below summarizes the changes in the allowance for loan losses.

	Six months ended June 30,
(in millions)	2008	2007

Allowance for loan losses at January 1	$9,234	$7,279
Cumulative effect of changes in accounting principles(a)	—	(56)

Allowance for loan losses at January 1, adjusted	9,234	7,223
Gross charge-offs	(4,524)	(2,316)
Gross recoveries	488	428

Net charge-offs	(4,036)	(1,888)
Provision for loan losses	8,043	2,295
Other	5	3

Allowance for loan losses at June 30	$13,246	$7,633

Components:
Asset-specific(b)	$235	$133
Formula-based(b)	13,011	7,500

Total allowance for loan losses	$13,246	$7,633

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 90-92 of this Form 10-Q.
(b)	Prior periods have been revised to reflect the current presentation.

The table below summarizes the changes in the allowance for lending-related commitments.
	Six months ended June 30,
(in millions)	2008	2007

Allowance for lending-related commitments at January 1	$850	$524
Provision for lending-related commitments	(164)	242

Allowance for lending-related commitments at June 30	$686	$766

Components:
Asset-specific	$16	$29
Formula-based	670	737

Total allowance for lending-related commitments	$686	$766

NOTE 15 – ACCRUED INTEREST AND ACCOUNTS RECEIVABLE; AND ACCOUNTS PAYABLE, ACCRUED EXPENSE AND OTHER LIABILITIES
The following table details the components of accrued interest and accounts receivable, and accounts payable, accrued expense and other liabilities at each of the dates indicated.

(in millions)	June 30, 2008	December 31, 2007

Accrued interest and accounts receivable:
Accrued interest	$7,857	$8,432
Brokerage receivables(a)	38,051	—
Accounts receivable	18,386	16,391

Total	$64,294	$24,823

Accounts payable, accrued expense and other liabilities:
Accounts payable	$20,863	$20,448
Brokerage payables:
Payables to customers	62,129	—
Other brokerage payables(b)	13,010	14,612

Total brokerage payables	75,139	14,612
Accrued expense	16,046	19,337
Other liabilities	58,956	40,079

Total	$171,004	$94,476

(a)	Includes receivables from customers; receivables from brokers, dealers and clearing organizations; and securities fails.
(b)	Includes payables to brokers, dealers and clearing organizations, and securities fails.

NOTE 16 – LOAN SECURITIZATIONS
JPMorgan Chase securitizes and sells a variety of its consumer and wholesale loans, including warehouse loans that are classified as Trading assets. JPMorgan Chase-sponsored securitizations utilize special purpose entities (“SPEs”) as part of the securitization process. These SPEs are structured to meet the definition of a qualifying special purpose entity (“QSPE”) (for a further discussion, see Note 1 on page 108 of JPMorgan Chase’s 2007 Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected in the Firm’s Consolidated Balance Sheets (except for retained interests, as described below) but are included on the balance sheet of the QSPE purchasing the assets. The primary purpose of these vehicles is to meet investor needs and to generate liquidity for the Firm through the sale of loans to the QSPEs.
Consumer activities include securitization of credit card, residential mortgage, automobile and education loans that are originated or purchased by Retail Financial Services (“RFS”) and Card Services (“CS”). CS retains servicing for all its originated credit card loans. It also has an undivided interest in its credit card master trusts and other retained subordinated interests. RFS retains servicing for all of its originated and purchased mortgage, automobile and education loans and may retain servicing for certain mortgage loans purchased by the IB. In a limited number of securitizations, RFS may retain a residual interest.
Wholesale activities include IB securitizations of purchased residential mortgage loans, certain mortgage loans originated by RFS and commercial loans (primarily real estate-related) originated by the IB. Residential mortgages securitized by the IB are either serviced by RFS, third parties or by the IB. The Firm does not service commercial mortgage loans. The IB may retain a residual interest in residential mortgage and non-mortgage consumer loans. The IB does not generally retain a residual interest in the Firm’s sponsored commercial mortgage securitizations.
See pages 106-107 of this Form 10-Q for further details on the Firm’s retained interests in securitized loans.
Assets held by JPMorgan Chase-sponsored securitization-related QSPEs as of June 30, 2008, and December 31, 2007, were as follows.

(in billions)	June 30, 2008	December 31, 2007

Consumer activities
Credit card	$99.5	$92.7
Auto	1.4	2.3
Residential mortgage:
Prime(a)(b)	21.5	22.9
Subprime	2.6	3.1
Education loans	1.1	1.1
Wholesale activities
Residential mortgage:
Prime(a)(b)	171.0	55.4
Subprime	36.7	20.6
Commercial and other(c)(d)	171.2	109.6

Total	$505.0	$307.7

(a)	Includes Alt-A loans.
(b)
In the second quarter of 2008, certain prime residential mortgage loans held by JPMorgan Chase-sponsored securitization-related QSPEs were reclassified from consumer activities to wholesale activities. Prior period assets held by JPMorgan Chase-sponsored securitization-related QSPEs have been revised to conform with this change.

(c)	Cosponsored securitizations include non-JPMorgan Chase originated assets.
(d)	Commercial and other consists of commercial loans (primarily real estate) and non-mortgage consumer receivables purchased from third parties.
Total assets in the above table includes securitized loans where the Firm has no continuing involvement, predominantly commercial mortgages, as well as securitized loans where the Firm’s only continuing involvement is servicing the loans. The table also includes securitized loans where the Firm owns less than a majority of the subordinated or residual interests in the securitizations. See pages 106-107 for further details on the Firm’s retained interests in securitized loans.

The following tables summarize new securitization transactions that were completed during the three and six months ended June 30, 2008 and 2007; the resulting gains arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests (if any) other than residential MSRs (for a discussion of residential MSRs, see Note 18 on pages 114-115 of this Form 10-Q) as of the dates of such sales.

	Three months ended June 30, 2008
	Consumer activities					Wholesale activities
(in millions, except rates and where			Residential mortgage		Education	Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)	Subprime(e)	loans	Prime(b)	Subprime	and other

Principal securitized	$10,760	$—	$—	$—	$—	$—	$—	$662
Pretax gains	97	—	—	—	—	—	—	—
Cash flow information:
Proceeds from securitizations	$10,759	$—	$—	$—	$—	$—	$—	$632
Servicing fees collected	45	—	—	—	—	—	—	—
Other cash flows received	187	—	—	—	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	39,455	—	—	—	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	17.9-20.0%
	PPR

Weighted-average life (in years)	0.4-0.5
Expected credit losses	4.3-4.7%
Discount rate	13.0%

	Three months ended June 30, 2007
	Consumer activities						Wholesale activities
(in millions, except rates and where			Residential mortgage			Education	Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)		Subprime(e)	loans	Prime(b)	Subprime	and other

Principal securitized	$4,935	$—	$8,563		$2,331	$—	$2,096	$613	$3,112
Pretax gains	40	—	14	(c)	17	—	— (c)	— (c)	—
Cash flow information:
Proceeds from securitizations	$4,935	$—	$8,517		$2,374	$—	$2,096	$608	$3,087
Servicing fees collected	34	—	8		5	—	—	—	2
Other cash flows received	153	—	—		—	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	35,410	—	—		—	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	20.4%		14.8-19.7%				13.7-26.1%	30.0-35.0%
	PPR		CPR				CPR	CPR

Weighted-average life (in years)	0.4		3.6-3.9				2.8-5.4	2.3-2.8
Expected credit losses	3.5%		—	%(d)			1.1-1.6%	1.6-2.2%
Discount rate	12.0%		13.0-13.8%				16.0-20.0%	17.8-25.0%

	Six months ended June 30, 2008
	Consumer activities					Wholesale activities
(in millions, except rates and where			Residential mortgage		Education	Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)	Subprime(e)	loans	Prime(b)	Subprime	and other

Principal securitized	$15,305	$—	$—	$—	$—	$—	$—	$662
Pretax gains	136	—	—	—	—	—	—	—
Cash flow information:
Proceeds from securitizations	$15,304	$—	$—	$—	$—	$—	$—	$632
Servicing fees collected	59	—	—	—	—	—	—	—
Other cash flows received	265	—	—	—	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	76,922	—	—	—	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	17.9-20.0%
	PPR

Weighted-average life (in years)	0.4-0.5
Expected credit losses	4.2-4.7%
Discount rate	12.0-13.0%

	Six months ended June 30, 2007
	Consumer activities						Wholesale activities
(in millions, except rates and where			Residential mortgage			Education	Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)		Subprime(e)	loans	Prime(b)	Subprime	and other

Principal securitized	$10,705	$—	$19,000		$4,925	$—	$5,291	$613	$7,867
Pretax gains	87	—	29	(c)	40	—	7 (c)	— (c)	—
Cash flow information:
Proceeds from securitizations	$10,705	$—	$18,837		$5,005	$—	$5,238	$608	$7,971
Servicing fees collected	51	—	12		6	—	—	—	3
Other cash flows received	232	—	—		—	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	72,321	—	—		—	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	20.4%		14.8-24.2%				13.7-37.2%	30.0-48.0%	0.0-8.0%
	PPR		CPR				CPR	CPR	CPR

Weighted-average life (in years)	0.4		3.2-4.0				1.3-5.4	2.3-2.8	1.3-10.2
Expected credit losses	3.5-3.8%		—	%(d)			0.6-1.6%	1.2-2.2%	0.0-1.0	%(d)
Discount rate	12.0%		5.8-13.8%				6.3-20.0%	12.1-25.0%	10.0-14.0%

(a)	PPR: principal payment rate; CPR: constant prepayment rate.
(b)	Includes Alt-A loans.
(c)
The Firm adopted the fair value election for the IB warehouse and the RFS prime mortgage warehouse. The carrying value of these loans accounted for at fair value approximates the proceeds received from securitization.

(d)	Expected credit losses for certain consumer residential mortgage and wholesale securitizations are minimal and are incorporated into other assumptions.
(e)
Interests in subprime residential mortgage securitizations for consumer activities are held by the Investment Bank and the key assumptions used in measuring these retained interests are reported under subprime residential mortgages for wholesale activities.

In addition to the amounts reported for securitization activity in the preceding tables, the Firm sold residential mortgage loans totaling $39.4 billion and $18.7 billion during the three months ended June 30, 2008 and 2007, respectively, primarily for securitization by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”); these sales resulted in pretax gains of $36 million and $3 million, respectively. During the first six months of 2008 and 2007, JPMorgan Chase sold residential mortgage loans totaling $69.1 billion and $35.8 billion, respectively, primarily for securitization by the GNMA, FNMA, and Freddie Mac; these sales resulted in pretax gains of $26 million and $87 million, respectively.
Retained servicing
JPMorgan Chase retains servicing responsibilities for all originated, and certain purchased, residential mortgage, credit card, education and automobile loan securitizations and for certain commercial activity securitizations it sponsors, and receives servicing fees based upon the securitized loan balance plus certain ancillary fees. The Firm also retains the right to service the residential mortgage loans it sells to GNMA, FNMA and Freddie Mac. For a discussion of mortgage servicing rights, see Note 18 on pages 114-115 of this Form 10-Q.
The Firm provides mortgage servicing on a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as FNMA or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sale proceeds of the property underlying a defaulted mortgage are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Firm’s mortgage loan securitizations are primarily nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the securities issued by the trust. As of June 30, 2008, and December 31, 2007, the amount of recourse obligations totaled $518 million and $557 million, respectively.

Retained securitization interests
At June 30, 2008, and December 31, 2007, the Firm had, with respect to its credit card master trusts, $19.0 billion and $18.6 billion, respectively, related to undivided interests, and $3.0 billion and $2.7 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 20% for the six months ended June 30, 2008, and 19% for the year ended December 31, 2007.
The Firm also maintains escrow accounts up to predetermined limits for some credit card, automobile and education securitizations to cover the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in other assets and, as of June 30, 2008, amounted to $78 million, $9 million and $3 million for credit card, automobile and education securitizations, respectively; as of December 31, 2007, these amounts were $97 million, $21 million and $3 million for credit card, automobile and education securitizations, respectively.
The following table summarizes other retained securitization interests, which are primarily subordinated or residual interests, and are carried at fair value on the Firm’s Consolidated Balance Sheets.

(in millions)	June 30, 2008	December 31, 2007

Consumer activities
Credit card(a)(b)	$2,216	$ 887
Auto(a)	62	85
Residential mortgage(a):
Prime(c)	135	128
Subprime	82	93
Education loans	52	55
Wholesale activities(d)(e)
Residential mortgage:
Prime(c)	386	253
Subprime	132	294
Commercial and other	35	42

Total(f)	$3,100	$ 1,837

(a)
Pretax unrealized gains (losses) recorded in stockholders’ equity that relate to retained securitization interests on consumer activities totaled $(5) million and $(14) million for credit card; $3 million and $3 million for automobile and $36 million and $44 million for residential mortgages at June 30, 2008, and December 31, 2007, respectively.

(b)
The credit card retained interest amount noted above includes subordinated securities retained by the Firm totaling $1.5 billion and $284 million at June 30, 2008, and December 31, 2007, respectively, that are classified as AFS securities. The securities are valued using quoted market prices and therefore are not included in the key economic assumptions and sensitivities table that follows.

(c)	Includes Alt-A loans.
(d)
In addition to these wholesale retained interests, the Firm also retained subordinated securities totaling $20 million at June 30, 2008, and $22 million at December 31, 2007, predominantly from resecuritizations activities that are classified as trading assets. These securities are valued using quoted market prices and therefore are not included in the key assumptions and sensitivities table that follows.

(e)	Some consumer activities securitization interests are retained by the Investment Bank and reported under wholesale activities.
(f)
In addition to the retained interests described above, the Firm also held investment-grade interests of $4.1 billion and $9.7 billion at June 30, 2008, and December 31, 2007, respectively, that the Firm expects to sell to investors in the normal course of its underwriting activity or that are purchased in connection with secondary market-making activities.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s retained interests other than residential MSRs (for a discussion of residential MSRs, see Note 18 on pages 114-115 of this Form 10-Q) in its securitization trusts at June 30, 2008, and December 31, 2007, respectively; in addition, it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

	Consumer activities								Wholesale activities
June 30, 2008
(in millions, except rates and where			Residential mortgage				Education		Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)		Subprime		loans		Prime(b)	Subprime	and other

Weighted-average life (in years)	0.5	0.8	3.6		1.4		8.3		3.5-6.8	1.7-6.6	0.1-8.9

Prepayment rate(a)	15.4-18.2%	1.3%	19.1%		32.5%		5.0%		5.7-23.0%	17.3-27.0%	0.0-50.0	%(e)
	PPR	ABS	CPR		CPR		CPR		CPR	CPR	CPR
Impact of 10% adverse change	$(70)	$(1)	$(9)		$—		$(1)		$(17)	$(14)	$(1)
Impact of 20% adverse change	(141)	(1)	(12)		(1)		(2)		(30)	(27)	(2)

Loss assumption	3.6-5.3%	0.6%	—	%(c)	0.7%		—	%(c)	1.2-6.9%	3.2-8.5%	0.0-1.5	%(f)
Impact of 10% adverse change	$(155)	$(1)	$—		$(1)		$—		$(33)	$(37)	$(1)
Impact of 20% adverse change	(310)	(2)	—		(3)		—		(58)	(67)	(1)
Discount rate	12.0%	5.5%	16.1%		15.0-30.0	%(d)	9.0%		4.5-55.9%	17.5-21.2%	0.9-18.0%
Impact of 10% adverse change	$(2)	$—	$(7)		$(2)		$(2)		$(20)	$(4)	$—
Impact of 20% adverse change	(5)	—	(15)		(3)		(4)		(39)	(9)	—

	Consumer activities								Wholesale activities
December 31, 2007
(in millions, except rates and where			Residential mortgage				Education		Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)		Subprime		loans		Prime(b)	Subprime	and other

Weighted-average life (in years)	0.4-0.5	0.9	3.7		1.8		8.8		2.9-4.9	3.3	0.3-11.0

Prepayment rate(a)	15.6-18.9%	1.4%	21.1%		26.2%		1.0-8.0%		19.0-25.3%	25.6%	0.0-50.0	%(e)
	PPR	ABS	CPR		CPR		CPR		CPR	CPR	CPR
Impact of 10% adverse change	$(59)	$(1)	$(8)		$(1)		$(1)		$(6)	$(29)	$(1)
Impact of 20% adverse change	(118)	(1)	(13)		(1)		(2)		(12)	(53)	(2)

Loss assumption	3.3-4.6%	0.6%	—	%(c)	1.0%		—	%(c)	0.6-3.0%	4.1%	0.0-0.9	%(f)
Impact of 10% adverse change	$(117)	$(2)	$—		$(2)		$—		$(13)	$(66)	$(1)
Impact of 20% adverse change	(234)	(3)	—		(5)		—		(25)	(115)	(1)
Discount rate	12.0%	6.8%	12.2%		15.0-30.0	%(d)	9.0%		11.0-23.9%	19.3%	1.0-18.0%
Impact of 10% adverse change	$(2)	$—	$(5)		$(2)		$(3)		$(13)	$(14)	$—
Impact of 20% adverse change	(4)	(1)	(10)		(4)		(5)		(26)	(27)	(1)

(a)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: constant prepayment rate.
(b)	Includes Alt-A loans.
(c)	Expected credit losses are minimal and are incorporated into other assumptions.
(d)	Residual interests from subprime mortgage net interest margin (“NIM”) securitizations are valued using a 30% discount rate.
(e)	Prepayment risk on certain wholesale retained interests for commercial and other are minimal and are incorporated into other assumptions.
(f)	Credit losses are minimal and incorporated into other assumptions.
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

The table below presents information about delinquencies, net charge-offs (recoveries) and components of reported and securitized financial assets at June 30, 2008, and December 31, 2007.

			Nonaccrual and 90 days
	Total loans		or more past due(e)(f)		Net loan charge-offs (recoveries)
	June 30,	Dec. 31,	June 30,	Dec. 31,	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Home equity	$95,129	$94,832	$1,008	$786	$511	$98	$958	$166
Mortgage	61,977	56,031	2,947	1,518	296	30	495	53
Auto loans and leases	44,867	42,350	102	116	119	63	237	122
Credit card	76,278	84,352	1,516	1,554	1,064	741	2,053	1,462
All other loans	30,419	28,733	340	341	99	82	160	120

Total consumer loans	308,670	306,298	5,913 (g)	4,315 (g)	2,089	1,014	3,903	1,923
Total wholesale loans	229,359	213,076	960	589	41	(29)	133	(35)

Total loans reported	538,029	519,374	6,873	4,904	2,130	985	4,036	1,888

Securitized consumer loans:
Residential mortgage
Prime(a)	8,953	9,510	151	64	1	—	1	—
Subprime	2,427	2,823	131	146	13	11	26	25
Automobile	1,441	2,276	5	6	2	3	5	7
Credit card	79,120	72,701	1,232	1,050	830	590	1,511	1,183
Other loans	1,106	1,141	—	—	1	—	1	—

Total consumer loans securitized	93,047	88,451	1,519	1,266	847	604	1,544	1,215

Securitized wholesale activities
Residential mortgage
Prime(a)	78,268	16,839	9,023	915	673	—	682	—
Subprime	29,073	19,638	6,018	3,027	624	84	866	111
Commercial and other	3,211	3,419	2	—	3	1	5	7

Total securitized wholesale activities	110,552	39,896	15,043	3,942	1,300	85	1,553	118

Total loans securitized(b)	203,599	128,347	16,562	5,208	2,147	689	3,097	1,333

Total loans reported and securitized(c)	$741,628 (d)	$647,721 (d)	$23,435	$10,112	$4,277	$1,674	$7,133	$3,221

(a)	Includes Alt-A loans.
(b)
Total assets held in securitization-related SPEs were $505.0 billion and $307.7 billion at June 30, 2008, and December 31, 2007, respectively. The $203.6 billion and $128.3 billion of loans securitized at June 30, 2008, and December 31, 2007, respectively, excludes: $280.9 billion and $159.3 billion of securitized loans, respectively, in which the Firm’s only continuing involvement is the servicing of the assets; $19.0 billion and $18.6 billion of seller’s interests in credit card master trusts, respectively; and $1.5 billion and $1.5 billion of escrow accounts and other assets, respectively.

(c)	Represents both loans on the Consolidated Balance Sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(d)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.
(e)	Includes nonperforming loans held-for-sale and loans at fair value of $51 million and $50 million at June 30, 2008, and December 31, 2007, respectively.
(f)
For the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform with all the other home lending products. Prior period nonperforming assets have been revised to conform with this change.

(g)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.9 billion and $1.5 billion at June 30, 2008, and December 31, 2007, respectively, and (ii) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $371 million and $279 million at June 30, 2008, and December 31, 2007, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

Subprime adjustable-rate mortgage loan modifications
In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the “Framework”). For a further discussion of the ASF Framework, see Note 16 on page 145 of JPMorgan Chase’s 2007 Annual Report.
JPMorgan Chase has adopted the loss mitigation approaches under the Framework for securitized subprime mortgage loans that meet the specific Segment 2 screening criteria, and began modifying Segment 2 loans during the first quarter of 2008. The adoption of the Framework did not affect the off-balance sheet accounting treatment of JPMorgan Chase-sponsored QSPEs that hold Segment 2 subprime loans.

The total amount of assets owned by Firm-sponsored QSPEs that hold ASF Framework Loans (including those loans that are not serviced by the Firm) as of June 30, 2008, and December 31, 2007, were $32.4 billion and $20.0 billion, respectively. Of these amounts, $13.0 billion and $9.7 billion, respectively, are related to ASF Framework Loans serviced by the Firm. At June 30, 2008, approximately $1.6 billion (or 12%), $2.3 billion (or 18%) and $9.1 billion (or 70%) of the ASF Framework Loans the Firm services that are owned by Firm-sponsored QSPEs fell within Segments 1, 2 and 3, respectively. At December 31, 2007, 20%, 10% and 70% of ASF Framework Loans the Firm services that are owned by Firm-sponsored QSPEs fell within Segments 1, 2 and 3, respectively. The estimates of segment classification could change substantially as a result of unanticipated changes in housing values, economic conditions, borrower/investor behavior and other factors. Included within the assets owned by the Firm-sponsored QSPEs was repossessed real estate owned, for which JPMorgan Chase is the servicer, in the amount of $1.9 billion and $637 million at June 30, 2008, and December 31, 2007, respectively. The growth in real estate owned in the second quarter of 2008 is attributable to the Bear Stearns merger and increased foreclosures resulting from current housing market conditions.
The total principal amount of beneficial interests issued by Firm-sponsored securitizations that hold ASF Framework Loans as of June 30, 2008, and December 31, 2007, were as follows.

(in millions)	June 30, 2008	December 31, 2007

Third-party	$32,184	$19,636
Retained interest	231	412

Total	$32,415	$20,048

For those ASF Framework Loans serviced by the Firm and owned by Firm-sponsored QSPEs, the Firm modified $649 million and $836 million, respectively, of Segment 2 subprime mortgages during the three and six months ended June 30, 2008. For Segment 3 loans, an appropriate loss mitigation approach that is intended to maximize the recoveries to the securitization trust is chosen without employing the fast track modifications prescribed for Segment 2 subprime mortgages. The loss mitigation approach chosen by JPMorgan Chase is consistent with the applicable servicing agreements, and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure. During the three and six months ended June 30, 2008, $483 million and $524 million, respectively, of Segment 3 loans were modified, $302 million and $377 million, respectively, were subjected to other loss mitigation activities, and $43 million and $76 million, respectively, were prepaid by borrowers. The impact of loss mitigation efforts on the fair value of the Firm’s retained interests in ASF Framework loans was not material at June 30, 2008.
NOTE 17 – VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 108 and Note 17 on page 146 of JPMorgan Chase’s 2007 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities and the Firm’s principal involvement with variable interest entities (“VIEs”).
Multi-seller conduits
The following table summarizes the Firm’s involvement with nonconsolidated Firm-administered, multi-seller conduits. There were no consolidated Firm-administered, multi-seller conduits as of June 30, 2008, and December 31, 2007.

(in billions)	June 30, 2008	December 31, 2007

Total assets held by conduits	$47.7	$61.2
Total commercial paper issued by conduits	47.9	62.6
Liquidity and credit enhancements
Deal-specific liquidity facilities
(Asset purchase agreements)	68.0	87.3
Program-wide liquidity facilities	13.2	13.2
Program-wide limited credit enhancements	2.2	2.5
Maximum exposure to loss(a)	69.6	88.9

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $47.7 billion and $61.2 billion at June 30, 2008, and December 31, 2007, respectively, plus contractual but undrawn commitments of $21.9 billion and $27.7 billion at June 30, 2008, and December 31, 2007, respectively. Since the Firm provides credit enhancement and liquidity to Firm-administered, multi-seller conduits, the maximum exposure is not adjusted to exclude exposure that would be absorbed by third-party liquidity providers.

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
The following table presents information on the commitments and assets held by JPMorgan Chase’s administered multi-seller conduits as of June 30, 2008, and December 31, 2007.
Summary of exposure to Firm-administered, nonconsolidated multi-seller conduits

	June 30, 2008				December 31, 2007
		Commercial	Liquidity			Commercial	Liquidity
		paper	provided			paper	provided
	Unfunded	funded	by third	Total	Unfunded	funded	by third	Total
(in billions)	commitments(a)	assets	parties	exposure(b)	commitments(a)	assets	parties	exposure(b)

Asset types:
Credit card	$4.1	$7.9	$(0.2)	$11.8	$3.3	$14.2	$—	$17.5
Automobile	4.7	8.6	—	13.3	4.5	10.2	—	14.7
Trade receivables	4.8	7.1	—	11.9	6.0	6.6	—	12.6
Education loans	2.2	6.1	—	8.3	0.8	9.2	—	10.0
Commercial	2.0	5.5	(0.4)	7.1	2.7	5.5	(0.4)	7.8
Residential mortgage	0.2	1.2	—	1.4	4.6	3.1	—	7.7
Capital commitments	1.4	4.5	(0.6)	5.3	2.0	5.1	(0.6)	6.5
Other	2.5	6.8	(0.4)	8.9	3.8	7.3	(0.6)	10.5

Total	$21.9	$47.7	$(1.6)	$68.0	$27.7	$61.2	$(1.6)	$87.3

	Ratings profile of VIE assets(c)
	Investment-grade				Noninvestment-grade		Wt. avg.
June 30, 2008				BBB to		Funded	expected life
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	assets	(years)(d)

Asset types:
Credit card	$3.0	$4.7	$0.1	$0.1	$—	$7.9	1.7
Automobile	1.5	6.1	1.0	—	—	8.6	2.2
Trade receivables	—	5.1	1.6	0.2	0.2	7.1	1.1
Education loans	4.9	1.1	—	0.1	—	6.1	0.8
Commercial	0.6	4.1	0.7	0.1	—	5.5	2.4
Residential mortgage	0.2	0.1	—	0.9	—	1.2	0.9
Capital commitments	—	4.5	—	—	—	4.5	2.9
Other	2.8	3.4	0.5	0.1	—	6.8	2.2

Total	$13.0	$29.1	$3.9	$1.5	$0.2	$47.7	1.8

	Ratings profile of VIE assets(c)
	Investment-grade				Noninvestment-grade		Wt. avg.
December 31, 2007				BBB to		Funded	expected life
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	assets	(years)(d)

Asset types:
Credit card	$4.2	$9.4	$0.6	$—	$—	$14.2	1.5
Automobile	1.8	6.9	1.4	—	0.1	10.2	2.3
Trade receivables	—	4.7	1.7	0.2	—	6.6	1.3
Education loans	1.0	8.1	0.1	—	—	9.2	0.5
Commercial	0.5	4.2	0.7	0.1	—	5.5	2.6
Residential mortgage	1.5	0.8	0.8	—	—	3.1	1.5
Capital commitments	—	5.1	—	—	—	5.1	3.4
Other	2.0	4.6	0.4	0.2	0.1	7.3	2.0

Total	$11.0	$43.8	$5.7	$0.5	$0.2	$61.2	1.8

(a)
Unfunded commitments represent asset purchase agreements between the conduits and the Firm that would not currently be drawn upon, based on the current level of assets funded by the multi-seller conduit commercial paper.

(b)	Total exposure represents the total asset purchase agreements between the conduits and the Firm.
(c)	The ratings scale is presented on an S&P equivalent basis.
(d)
Weighted average expected life for each asset type is based upon the remainder of each conduit transaction’s committed liquidity plus either the expected weighted average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market.

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
The risk ratings are periodically reassessed as information becomes available. As of June 30, 2008, 91% of the assets in the conduits were risk rated “A” or better.
Commercial paper issued by the multi-seller conduits
The weighted average life of commercial paper issued by the multi-seller conduits was 25 days at June 30, 2008, compared with 21 days at December 31, 2007, and the average yield on the commercial paper was 2.6% at June 30, 2008, compared with 5.7% at December 31, 2007.
In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including paper issued by the Firm-administered conduits. The percentage of commercial paper purchased by the Firm across all Firm-administered conduits during the six months ended June 30, 2008, ranged from less than 1% to 3.2% on any given day. The largest daily amount held by the Firm in any one multi-seller conduit during the six months ended June 30, 2008, was approximately $949 million, or 7.1%, of the conduit’s commercial paper outstanding. Total commercial paper held by the Firm at June 30, 2008, and December 31, 2007, was $693 million and $131 million, respectively. The Firm is not obligated under any agreement (contractual or noncontractual) to purchase the commercial paper issued by JPMorgan Chase-administered conduits.
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

As of or for the period ended
June 30, 2008
(in billions, except ratios)	Reported	Pro forma(a)

Assets	$1,775.7	$1,823.3
Liabilities	1,642.5	1,690.4
Net income for six months	4.4	4.1
Tier 1 capital ratio	9.2%	9.1%
Tier 1 leverage ratio	6.4	6.2

(a)
The fair value of the assets is primarily based on pricing for comparable transactions. The fair value of these assets could change significantly because the pricing of conduit transactions is renegotiated with the client, generally, on an annual basis and due to changes in current market conditions.

The Firm could fund purchases of assets from VIEs should it become necessary.
Investor intermediation
Municipal bond vehicles
Exposure to nonconsolidated municipal bond VIEs at June 30, 2008, and December 31, 2007, including the ratings profile of the VIE’s assets, were as follows.

	June 30, 2008				December 31, 2007
	Fair value of				Fair value
	assets held by	Liquidity	Excess/	Total	of assets	Liquidity	Excess/	Total
(in billions)	VIEs	facilities(d)	(deficit)(e)	exposure	held by VIEs	facilities(d)	(deficit)(e)	exposure

Nonconsolidated Municipal bond vehicles(a)(b)(c)	$12.0	$9.5	$2.5	$9.5	$19.2	$18.1	$1.1	$18.1

	Ratings profile of VIE assets(f)
	Investment-grade				Noninvestment-grade	Fair value of	Wt. avg.
				BBB to		assets held	expected life
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	by VIEs	(years)

Nonconsolidated municipal bond vehicles(a)
June 30, 2008	$8.7	$3.1	$0.2	$—	$—	$12.0	13.6
December 31, 2007	14.6	4.4	0.2	—	—	19.2	10.0

(a)	Excluded $6.2 billion and $6.9 billion at June 30, 2008, and December 31, 2007, respectively, which were consolidated due to the Firm owning the residual interests.
(b)
Certain of the municipal bond vehicles are structured to meet the definition of a QSPE (as discussed in Note 1 on page 108 of JPMorgan Chase’s 2007 Annual Report); accordingly, the assets and liabilities of QSPEs are not reflected in the Firm’s Consolidated Balance Sheets (except for retained interests that are reported at fair value). Excluded nonconsolidated amounts of $3.8 billion and $7.1 billion at June 30, 2008, and December 31, 2007, respectively, related to QSPE municipal bond vehicles in which the Firm owned the residual interests.

(c)
The decline in balances at June 30, 2008, compared with December 31, 2007, was due to third-party residual interest holders exercising their right to terminate the municipal bond vehicles. The proceeds from the sales of municipal bonds were sufficient to repay the putable floating-rate certificates and the Firm did not incur losses as a result of these terminations.

(d)
The Firm may serve as credit enhancement provider in municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds in the form of letters of credit in the amount of $74 million and $103 million at June 30, 2008, and December 31, 2007, respectively.

(e)	Represents the excess (deficit) of municipal bond asset fair value available to repay the liquidity facilities if drawn.
(f)	The ratings scale is presented on an S&P equivalent basis.
At June 30, 2008, and December 31, 2007, respectively, the Firm held $538 million and $617 million of putable floating-rate certificates on its Consolidated Balance Sheets. The largest amount held by the Firm at any time during the first half of 2008 was $2.2 billion, or 11.3%, of the municipal bond vehicles’ outstanding putable floating-rate certificates.
At June 30, 2008, and December 31, 2007, 98% and 99%, respectively, of the municipal bonds held by vehicles to which the Firm served as liquidity provider were rated “AA-” or better, based on either the rating of the underlying municipal bond itself, or the rating including any credit enhancement. At June 30, 2008, and December 31, 2007, $5.6 billion and $12.0 billion, respectively, of the bonds were insured by monoline bond insurers. During the first half of 2008 and full-year 2007, the Firm did not experience a draw on the liquidity facilities. In addition, the municipal bond vehicles did not experience any bankruptcy or downgrade termination events during the first half of 2008 and full-year 2007.
The Firm sometimes invests in the residual interests of municipal bond vehicles. For VIEs in which the Firm owns the residual interests, the Firm consolidates the VIEs. The likelihood that the Firm would have to consolidate VIEs where the Firm does not own the residual interests and that are currently off-balance sheet is remote.
Credit-linked note vehicles
Exposure to nonconsolidated credit-linked note VIEs at June 30, 2008, and December 31, 2007, was as follows.

	June 30, 2008				December 31, 2007
				Par value of				Par value of
	Derivative	Trading	Total	collateral held	Derivative	Trading	Total	collateral
(in billions)	receivables	assets(c)	exposure(d)	by VIEs	receivables	assets(c)	exposure(d)	held by VIEs

Credit linked notes(a) Static structure	$2.3	$0.7	$3.0	$18.2	$0.8	$0.4	$1.2	$13.5
Managed structure(b)	3.8	0.3	4.1	16.8	4.5	0.9	5.4	12.8

Total	$6.1	$1.0	$7.1	$35.0	$5.3	$1.3	$6.6	$26.3

(a)	Excluded fair value of collateral of $2.6 billion and $2.5 billion at June 30, 2008, and December 31, 2007, respectively, which were consolidated.
(b)
Includes synthetic collateralized debt obligation vehicles, which have similar risk characteristics to managed credit-linked note vehicles. At June 30, 2008, and December 31, 2007, trading assets included $28 million and $291 million, respectively, of transactions with subprime collateral.

(c)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.
(d)	On-balance sheet exposure that includes derivative receivables and trading assets.

Collateralized Debt Obligations vehicles
Exposures to collateralized debt obligation (“CDO”) warehouse VIEs at June 30, 2008, and December 31, 2007, were as follows.

June 30, 2008		Unfunded	Total
(in billions)	Funded loans	commitments(a)	exposure(b)

CDO warehouse VIEs
Consolidated	$0.5	$0.6	$1.1
Nonconsolidated	1.7	2.4	4.1

Total	$2.2	$3.0	$5.2

December 31, 2007		Unfunded	Total
(in billions)	Funded loans	commitments(a)	exposure(b)

CDO warehouse VIEs
Consolidated	$2.4	$1.9	$4.3
Nonconsolidated	2.7	3.4	6.1

Total	$5.1	$5.3	$10.4

	Ratings profile of VIE assets(c)
	Investment-grade				Noninvestment-grade
				BBB to		Total
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	exposure

Nonconsolidated CDO warehouse VIEs
June 30, 2008	$—	$—	$—	$—	$1.7	$1.7
December 31, 2007	—	—	—	—	2.7	2.7

(a)	Typically contingent upon certain asset-quality conditions being met by asset managers.
(b)	The aggregate of the fair value of loan exposure and any unfunded contractually committed financing.
(c)	The ratings scale is based upon JPMorgan Chase’s internal risk ratings and is presented on an S&P equivalent basis.
In addition to the CDO warehouse exposure noted above, at June 30, 2008, $278 million of assets of CDO vehicles were consolidated by the Firm due to the Firm owning a majority of the equity interest in the vehicles. The Firm also owned less than majority equity interests in several CDO vehicles for which the Firm was not the primary beneficiary and, therefore, the Firm did not consolidate the entities. The fair value of these interests was $22 million at June 30, 2008. These nonconsolidated CDO vehicles had total assets of approximately $4.6 billion at June 30, 2008, all of which were noninvestment-grade.
Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification, on the Consolidated Balance Sheets, as of June 30, 2008, and December 31, 2007.

(in billions)	June 30, 2008	December 31, 2007

Consolidated VIE assets
Trading assets(a)	$19.6	$14.4
Loans(b)	4.1	4.4
Other assets	2.1	0.8

Total consolidated assets	$25.8	$19.6

(a)	Included the fair value of securities and derivative receivables and mortgage securitizations that do not meet the criteria for sales accounting treatment under SFAS 140.
(b)	Included education securitizations that do not meet the criteria for sales accounting treatment under SFAS 140.
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

Other significant interests in VIEs
In conjunction with the Merger, in June 2008, the FRBNY took control, through an LLC formed for this purpose, of a portfolio of $30 billion in assets, based on the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion, term loan from the FRBNY, and a $1.15 billion, subordinated note from JPMorgan Chase. The JPMorgan Chase note is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase note and the expense of the LLC, will be for the account of the FRBNY.
NOTE 18 – GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 18 on pages 154-157 of JPMorgan Chase’s 2007 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	June 30, 2008	December 31, 2007

Goodwill	$45,993	$45,270
Mortgage servicing rights	11,617	8,632
Purchased credit card relationships	1,984	2,303

All other intangibles:
Other credit card-related intangibles	$327	$346
Core deposit intangibles	1,828	2,067
Other intangibles	1,520	1,383

Total all other intangible assets	$3,675	$3,796

Goodwill
The $723 million increase in goodwill from December 31, 2007, largely resulted from the purchase of an additional equity interest in Highbridge, tax-related purchase accounting adjustments associated with the Bank One merger and the merger with Bear Stearns. For additional information, see Note 2 on pages 80-83 of this Form 10-Q.
Goodwill was not impaired at June 30, 2008, or December 31, 2007, nor was any goodwill written off due to impairment during either the six month period ended June 30, 2008 or 2007.
Goodwill attributed to the business segments was as follows.

(in millions)	June 30, 2008	December 31, 2007

Investment Bank	$3,853	$3,578
Retail Financial Services	16,840	16,848
Card Services	12,819	12,810
Commercial Banking	2,871	2,873
Treasury & Securities Services	1,678	1,660
Asset Management	7,555	7,124
Corporate/Private Equity	377	377

Total goodwill	$45,993	$45,270

Mortgage servicing rights
For a further description of the MSR asset, interest rate risk management, and valuation methodology of MSRs, see Notes 4 and 18 on pages 113 and 154-157 of JPMorgan Chase’s 2007 Annual Report, respectively. The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. JPMorgan Chase uses a combination of derivatives and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage-backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed-rate interest payments) increase in value when interest rates decline.

The following tables summarize MSR activity for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Fair value at the beginning of the period	$8,419	$7,937	$8,632	$7,546
Originations of MSRs	1,185	704	1,922	1,268
Purchases of MSRs(a)	904	289	1,011	386

Total additions	2,089	993	2,933	1,654

Change in valuation due to inputs and assumptions(b)(d)	1,516	952	884	1,060
Other changes in fair value(c)(d)	(407)	(383)	(832)	(761)

Total change in fair value	1,109	569	52	299

Fair value at June 30	$11,617	$9,499	$11,617	$9,499

Change in unrealized gains (losses) included in income related to MSRs held at June 30	$1,516	$952	$884	$1,060

Contractual service fees, late fees and other ancillary fees included in income(d)	$684	$559	$1,312	$1,115

(a)	Includes MSRs acquired as a result of the Bear Stearns merger.
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

(d)
RFS records changes in fair value of its MSR asset and any related servicing fees in mortgage fees and related income. The IB records changes in fair value of its MSR asset and any related servicing fees in principal transactions.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2008, and December 31, 2007, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

(in millions, except rates and where otherwise noted)	June 30, 2008	December 31, 2007

Weighted-average prepayment speed assumption (CPR)	9.56%	12.49%
Impact on fair value of 10% adverse change	$(536)	$(481)
Impact on fair value of 20% adverse change	(1,030)	(926)

Weighted-average discount rate	11.85%	10.53%
Impact on fair value of 10% adverse change	$(550)	$(345)
Impact on fair value of 20% adverse change	(1,049)	(664)

Third-party mortgage loans serviced (in billions)	$736.4	$614.7

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
Purchased credit card relationships and all other intangible assets
For the six months ended June 30, 2008, purchased credit card relationships, other credit card-related intangibles and core deposit intangibles decreased $577 million, primarily as a result of amortization expense. Other intangibles increased $137 million, as a result of the purchase of an additional equity interest in Highbridge.
Except for $517 million of indefinite-lived intangibles related to asset management advisory contracts which are not amortized, but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	June 30, 2008			December 31, 2007
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
(in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,792	$3,808	$1,984	$5,794	$3,491	$2,303
All other intangibles:
Other credit card-related intangibles	$414	$87	$327	$422	$76	$346
Core deposit intangibles	4,280	2,452	1,828	4,281	2,214	2,067
Other intangibles	2,232	712 (a)	1,520	2,026	643 (a)	1,383

(a)
Includes amortization expense related to servicing assets on securitized automobile loans, which is recorded in lending & deposit-related fees, of $1 million and $2 million for the three months ended June 30, 2008 and 2007, respectively, and $3 million and $5 million for the six months ended June 30, 2008 and 2007, respectively.

Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and all other intangible assets.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Purchased credit card relationships	$158	$182	$317	$364
All other intangibles:
Other credit card-related intangibles	6	3	11	5
Core deposit intangibles	119	140	238	280
Other intangibles	33	28	66	57

Total amortization expense	$316	$353	$632	$706

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and all other intangible assets at June 30, 2008.

	Purchased	Other credit	Core
	credit card	card-related	deposit	Other
For the year: (in millions)	relationships	intangibles	intangibles	intangibles	Total

2008(a)	$614	$22	$470	$134	$1,240
2009	436	28	390	123	977
2010	355	36	329	106	826
2011	291	40	285	95	711
2012	252	48	239	93	632

(a)
Includes $317 million, $11 million, $238 million and $66 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first six months of 2008.

NOTE 19 – DEPOSITS
At June 30, 2008, and December 31, 2007, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2008	December 31, 2007

U.S. offices:
Noninterest-bearing	$125,606	$129,406
Interest-bearing (included $1,900 and $1,909 at fair value at June 30, 2008, and December 31, 2007, respectively)	362,150	376,194
Non-U.S. offices:
Noninterest-bearing	7,827	6,342
Interest-bearing (included $4,657 and $4,480 at fair value at June 30, 2008, and December 31, 2007, respectively)	227,322	228,786

Total	$722,905	$740,728

NOTE 20 – LONG-TERM DEBT
JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly in U.S. dollars, with both fixed and variable interest rates. The following table is a summary of long-term debt carrying values (including unamortized original issue discount, SFAS 133 valuation adjustments and fair value adjustments, where applicable) by contractual maturity for the current year.

	June 30, 2008
By remaining maturity		Under		After			December 31,
(in millions, except ratios)		1 year	1-5 years	5 years	Total		2007

Parent company
Senior debt:(a)	Fixed rate	$4,340	$22,025	$14,277	$40,642		$29,386
	Variable rate	14,214	27,430	9,680	51,324		47,546
	Interest rates(b)	0.75-6.63%	1.03-8.04%	1.25-6.40%	0.75-8.04%		0.75-7.43%

Subordinated debt:	Fixed rate	$3,314	$8,951	$15,185	$27,450		$27,761
	Variable rate	25	35	1,973	2,033		1,888
	Interest rates(b)	5.75-9.88%	5.25-10.00%	1.92-9.88%	1.92-10.00%		1.92-10.00%

	Subtotal	$21,893	$58,441	$41,115	$121,449		$106,581

Subsidiaries
Senior debt:(a)	Fixed rate	$3,342	$17,037	$13,673	$34,052		$6,406
	Variable rate	17,353	51,071	25,371	93,795		60,556
	Interest rates(b)	0.83-8.39%	0.70-8.35%	2.79-14.21%	0.70-14.21%		3.70-14.21%

Subordinated debt:	Fixed rate	$300	$2	$9,444	$9,746		$9,169
	Variable rate	—	—	1,150	1,150		1,150
	Interest rates(b)	6.13-6.70%	6.25%	3.12-8.25%	3.12-8.25%		4.38-8.25%

	Subtotal	$20,995	$68,110	$49,638	$138,743		$77,281

Total long-term debt(c)		$42,888	$126,551	$90,753	$260,192	(e)(f)(g)	$183,862 (g)

FIN 46 long-term beneficial interests:
	Fixed rate	$26	$546	$120	$692		$701
	Variable rate	10	1,694	11,503	13,207		6,508
	Interest rates	3.63-6.50%	2.71-8.75%	3.40-8.29%	2.71-8.75%		1.73-12.79%

Total FIN 46 long-term beneficial interests(d)		$36	$2,240	$11,623	$13,899		$7,209

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

(b)
The interest rates shown are the range of contractual rates in effect at quarter-end, including non-U.S. dollar-fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in SFAS 133 hedge accounting relationships, if applicable. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of the SFAS 133 hedge accounting derivatives, the range of modified rates in effect at June 30, 2008, for total long-term debt was 0.87% to 14.21%, versus the contractual range of 0.70% to 14.21% presented in the table above. The interest rate ranges shown exclude structured notes accounted for at fair value under SFAS 155 or SFAS 159.

(c)	Included $80.6 billion and $70.5 billion of outstanding structured notes accounted for at fair value at June 30, 2008, and December 31, 2007, respectively.
(d)
Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated variable interest entities. Also included $10.7 billion and $3.0 billion of outstanding structured notes accounted for at fair value at June 30, 2008, and December 31, 2007, respectively.

(e)
At June 30, 2008, long-term debt aggregating $14.5 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based upon the terms specified in the respective notes.

(f)
The aggregate principal amount of debt that matures in each of the 12-month periods ending June 30, 2009, 2010, 2011, 2012 and 2013 is $42.9 billion, $42.7 billion, $32.7 billion, $22.0 billion and $29.1 billion, respectively.

(g)
Included $6.1 billion and $4.6 billion of outstanding zero-coupon notes at June 30, 2008, and December 31, 2007, respectively. The aggregate principal amount of these notes at their respective maturities was $10.5 billion and $7.7 billion, respectively.

The weighted-average contractual interest rate for total long-term debt was 4.54% and 5.20% as of June 30, 2008, and December 31, 2007, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rate for total long-term debt, including the effects of related derivative instruments, was 4.06% and 5.13% as of June 30, 2008, and December 31, 2007, respectively.
JPMorgan Chase & Co. (Parent Company) has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s trading activities. These guarantees rank on a parity with all of the Firm’s other unsecured and unsubordinated indebtedness. Guaranteed liabilities totaled $41.3 billion and $46 million at June 30, 2008, and December 31, 2007, respectively. The increase in guarantees relates to the Bear Stearns merger. For additional information, see Note 2 on pages 80-83 of this Form 10-Q.
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities
At June 30, 2008, the Firm had established 24 wholly owned Delaware statutory business trusts (“issuer trusts”) that had issued guaranteed capital debt securities.
The junior subordinated deferrable interest debentures issued by the Firm to the issuer trusts, totaling $17.3 billion and $15.1 billion at June 30, 2008, and December 31, 2007, respectively, were reflected in the Firm’s Consolidated Balance Sheets in the liabilities section under the caption “Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities” (i.e., trust preferred capital debt securities). The Firm also records the common capital securities issued by the issuer trusts in other assets in its Consolidated Balance Sheets at June 30, 2008, and December 31, 2007.
The debentures issued to the issuer trusts by the Firm, less the common capital securities of the issuer trusts, qualify as Tier 1 capital. The following is a summary of the outstanding trust preferred capital debt securities, including unamortized original issue discount, issued by each trust and the junior subordinated deferrable interest debenture issued to each trust as of June 30, 2008.

	Amount of	Principal		Stated maturity
	capital debt	amount of		of capital
	securities	debenture		securities	Earliest	Interest rate of	Interest
	issued	issued	Issue	and	redemption	capital securities	payment/
June 30, 2008 (in millions)	by trust(a)	to trust(b)	date	debentures	date	and debentures	distribution dates

Bank One Capital III	$474	$625	2000	2030	Any time	8.75%	Semiannually
Bank One Capital VI	525	554	2001	2031	Any time	7.20%	Quarterly
Bear Stearns Capital Trust III	263	263	2001	2031	Any time	7.80%	Quarterly
Chase Capital II	496	511	1997	2027	Any time	LIBOR + 0.50%	Quarterly
Chase Capital III	297	306	1997	2027	Any time	LIBOR + 0.55%	Quarterly
Chase Capital VI	249	256	1998	2028	Any time	LIBOR + 0.625%	Quarterly
First Chicago NBD Capital I	248	256	1997	2027	Any time	LIBOR + 0.55%	Quarterly
J.P. Morgan Chase Capital X	1,000	1,013	2002	2032	Any time	7.00%	Quarterly
J.P. Morgan Chase Capital XI	1,075	993	2003	2033	Any time	5.88%	Quarterly
J.P. Morgan Chase Capital XII	400	388	2003	2033	2008	6.25%	Quarterly
JPMorgan Chase Capital XIII	472	487	2004	2034	2014	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XIV	600	582	2004	2034	2009	6.20%	Quarterly
JPMorgan Chase Capital XV	995	1,037	2005	2035	Any time	5.88%	Semiannually
JPMorgan Chase Capital XVI	500	490	2005	2035	2010	6.35%	Quarterly
JPMorgan Chase Capital XVII	496	472	2005	2035	Any time	5.85%	Semiannually
JPMorgan Chase Capital XVIII	748	749	2006	2036	Any time	6.95%	Semiannually
JPMorgan Chase Capital XIX	562	563	2006	2036	2011	6.63%	Quarterly
JPMorgan Chase Capital XX	995	996	2006	2036	Any time	6.55%	Semiannually
JPMorgan Chase Capital XXI	845	846	2007	2037	2012	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XXII	996	997	2007	2037	Any time	6.45%	Semiannually
JPMorgan Chase Capital XXIII	746	746	2007	2047	2012	LIBOR + 1.00%	Quarterly
JPMorgan Chase Capital XXIV	700	700	2007	2047	2012	6.88%	Quarterly
JPMorgan Chase Capital XXV	1,491	1,618	2007	2037	2037	6.80%	Semiannually
JPMorgan Chase Capital XXVI	1,815	1,815	2008	2048	2013	8.00%	Quarterly

Total	$16,988	$17,263

(a)	Represents the amount of capital securities issued to the public by each trust, including unamortized original issue discount.
(b)
Represents the principal amount of JPMorgan Chase debentures issued to each trust, including unamortized original issue discount. The principal amount of debentures issued to the trusts includes the impact of hedging and purchase accounting fair value adjustments that were recorded on the Firm’s Consolidated Financial Statements.

NOTE 21 – PREFERRED STOCK
JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. On April 23, 2008, the Firm issued 600,000 shares of Fixed to Floating Rate Noncumulative Preferred Stock, Series I (“Series I”).
Dividends on the Series I shares of preferred stock will accrue at a fixed rate of 7.9% payable semiannually through April 2018 and then adjust to a three-month LIBOR plus 3.47%, thereafter, and are payable quarterly. The preferred stock outstanding takes precedence over JPMorgan Chase’s common stock for the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Firm.
The following is a summary of JPMorgan Chase’s preferred stock outstanding as of June 30, 2008.

	Share value			Earliest	Rate in
	and redemption		Outstanding at June 30, 2008	redemption	effect at
	price per share(b)	Shares	(in millions)	date	June 30, 2008

Fixed to Floating Rate Noncumulative Preferred Stock, Series I(a)	$10,000	600,000	$6,000	4/30/2018	7.90%

(a) Represented by depositary shares.
(b) Redemption price includes amount shown in the table plus any accrued but unpaid dividends.
Preferred stock of subsidiary
At the time of the Merger, Bear Stearns had three series of preferred stock issued and outstanding. On June 30, 2008, JPMorgan Chase fully and unconditionally guaranteed Bear Stearns’ payment obligations under the terms of the Bear Stearns preferred stock. The Bear Stearns preferred stock has a preference over the Bear Stearns common stock in the payment of dividends and in the liquidation of assets.
The following is a summary of Bear Stearns’ preferred stock outstanding as of June 30, 2008. The preferred stock represents a minority interest and was reported in accounts payable, accrued expense and other liabilities on the Consolidated Balance Sheets.

	Share value			Earliest	Rate in
	and redemption		Outstanding at June 30, 2008	redemption	effect at
	price per share(b)	Shares	(in millions)	date	June 30, 2008

Cumulative Preferred Stock, Series E(a)	$200	818,113	$164	Any time	6.15%
Cumulative Preferred Stock, Series F(a)	200	428,825	86	Any time	5.72
Cumulative Preferred Stock, Series G(a)	200	511,169	102	7/15/2008	5.49

Total preferred stock of subsidiary		1,758,107	$352

(a)	Represented by depositary shares.
(b)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.
On July 15, 2008, each series of Bear Stearns’ preferred stock was exchanged into a series of JPMorgan Chase preferred stock having substantially identical terms. As a result of the exchange into JPMorgan Chase preferred stock, these series of JPMorgan Chase preferred stock rank para passu with the Series I preferred stock and take precedence over JPMorgan Chase’s common stock for the payment of dividends and in the liquidation of assets in the event of a liquidation or dissolution of the Firm.

NOTE 22 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 on page 161 of JPMorgan Chase’s 2007 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2008	2007	2008	2007

Basic earnings per share
Net income	$2,003	$4,234	$4,376	$9,021
Less: Preferred stock dividends	90	—	90	—

Net income applicable to common stock	$1,913	$4,234	$4,286	$9,021
Weighted-average basic shares outstanding	3,426	3,415	3,411	3,436

Net income per share	$0.56	$1.24	$1.26	$2.63

Diluted earnings per share
Net income applicable to common stock	$1,913	$4,234	$4,286	$9,021

Weighted-average basic shares outstanding	3,426	3,415	3,411	3,436
Add: Employee restricted stock, RSUs, stock options and SARs	105	107	102	105

Weighted-average diluted shares outstanding(a)	3,531	3,522	3,513	3,541

Net income per share	$0.54	$1.20	$1.22	$2.55

(a)
Options issued under employee benefit plans to purchase 169 million and 86 million shares of common stock were outstanding for the three months ended June 30, 2008 and 2007, respectively, and 171 million and 95 million for the six months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options were antidilutive.

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

						Net loss and prior
						service costs
Six months ended	Unrealized		Translation		Cash	(credit) of defined	Accumulated other
June 30, 2008	gains (losses)		adjustments,		flow	benefit pension and	comprehensive
(in millions)	on AFS securities(a)		net of hedges		hedges	OPEB plans	income (loss)

Balance at January 1, 2008	$380		$8		$(802)	$(503)	$(917)
Net change	(851	)(b)	109	(c)	35 (d)	58 (e)	(649)

Balance at June 30, 2008	$(471)		$117		$(767)	$(445)	$(1,566)

						Net loss and prior
						service costs
Six months ended	Unrealized		Translation		Cash	(credit) of defined	Accumulated other
June 30, 2007	gains (losses)		adjustments,		flow	benefit pension and	comprehensive
(in millions)	on AFS securities(a)		net of hedges		hedges	OPEB plans	income (loss)

Balance at January 1, 2007	$29		$5		$(489)	$(1,102)	$(1,557)
Cumulative effect of changes in accounting principles (SFAS 159)	(1)		—		—	—	(1)

Balance at January 1, 2007, adjusted	28		5		(489)	(1,102)	(1,558)
Net change	(677	)(b)	6	(c)	30 (d)	119 (e)	(522)

Balance at June 30, 2007	$(649)		$11		$(459)	$(983)	$(2,080)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.
(b)
The net change for the six months ended June 30, 2008, was due primarily to the net increase in interest rates on agency mortgage-backed pass-through securities and market spreads. The net change for the six months ended June 30, 2007, was due primarily to higher interest rates, partially offset by sales of investment securities.

(c)
June 30, 2008 and 2007, included $215 million and $177 million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar offset by $(106) million and $(171) million, respectively, of after-tax gains (losses) on hedges.

(d)
The net change for the six months ended June 30, 2008, included $134 million of after-tax losses recognized in income and $99 million of after-tax losses representing the net change in derivative fair value that was reported in comprehensive income. The net change for the six months ended June 30, 2007, included $65 million of after-tax losses recognized in income and $35 million of after-tax losses representing the net change in derivative fair value that was reported in comprehensive income.

(e)
The net change for the six months ended June 30, 2008 and 2007, was primarily due to adjustments, net of tax, based upon the respective 2007 and 2006 final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension plans and the respective 2008 and 2007 actuarial valuation for the U.S. OPEB plan, as well as the amortization of net loss and prior service credit, net of tax, into net periodic benefit cost.

NOTE 24 – INCOME TAXES
For a discussion of income taxes, see Note 26 on pages 164-165 of JPMorgan Chase’s 2007 Annual Report.
JPMorgan Chase’s unrecognized tax benefits, the amount that would reduce the effective tax rate, if recognized, and related accrued interest expense and penalties were as follows at June 30, 2008, and December 31, 2007.

(in billions)	June 30, 2008	December 31, 2007

Unrecognized tax benefits(a)	$6.5	$ 4.8
Accrued income tax-related interest and penalties	2.2	1.6

(a)	Included unrecognized tax benefits that would reduce the effective tax rate if recognized of $2.5 billion at June 30, 2008, and $1.3 billion at December 31, 2007.
The increase in unrecognized tax benefits and the amount that would reduce the effective tax rate, if recognized, resulted predominantly from the Merger. The increase in accrued income tax-related interest and penalties reflects the Bear Stearns merger and the continuing outstanding status of JPMorgan Chase’s unrecognized tax benefits. As JPMorgan Chase is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could significantly change over the next 12 months, which could also significantly impact JPMorgan Chase’s quarterly and annual effective tax rates.
The Firm’s income before income tax expense, income tax expense and effective tax rate were as follows for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions, except rate)	2008	2007	2008	2007

Income before income tax expense	$2,767	$6,351	$6,302	$13,683
Income tax expense	764	2,117	1,926	4,662
Effective tax rate	27.6%	33.3%	30.6%	34.1%

The decrease in the effective tax rate for the second quarter and first six months of 2008, compared with the same periods for 2007, was the result of lower reported pretax income combined with an increased proportion of income that was not subject to U.S. federal income taxes, and a benefit from the release of deferred tax liabilities associated with earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely. These benefits were partially offset by losses representing the Firm’s 49.4% ownership in Bear Stearns’ losses from April 8 to May 30, 2008, for which no income tax benefit was recorded.
NOTE 25 – COMMITMENTS AND CONTINGENCIES
For a discussion of the Firm’s potential liability related to The Bank of New York Mellon Corporation’s (“BNYM”) difficulties in locating certain documentation, including IRS Forms W-8 and W-9, related to certain accounts transferred to BNYM in connection with the Firm’s sale of its corporate trust business, see Note 29 on page 167 of JPMorgan Chase’s 2007 Annual Report.

Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation. In accordance with the provisions of SFAS 5, JPMorgan Chase accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. When the Firm is named a defendant in litigation and may be subject to joint and several liability and a judgment sharing agreement is in place, the Firm recognizes expense and obligations net of amounts expected to be paid by other signatories to the judgment sharing agreement.
While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at June 30, 2008, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further relevant developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of stockholders.
NOTE 26 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. Derivatives are also utilized by the Firm as an end-user to hedge market exposures, to modify the interest rate characteristics of related balance sheet instruments or to meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and trading liabilities. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 30 on pages 168-169 of JPMorgan Chase’s 2007 Annual Report. The following table presents derivative instrument hedging-related activities for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Fair value hedge ineffective net gains/(losses)(a)	$26	$36	$17	$44
Cash flow hedge ineffective net gains/(losses)(a)	11	4	(4)	5
Cash flow hedging gains/(losses) on forecasted transactions that failed to occur	—	—	—	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
Over the next 12 months, it is expected that $293 million (after-tax) of net losses recorded in other comprehensive income (loss) at June 30, 2008, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
NOTE 27 – OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off-balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 31 on pages 170-173 of JPMorgan Chase’s 2007 Annual Report. To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on page 102 of this Form 10-Q for a further discussion regarding the allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts of off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at June 30, 2008, and December 31, 2007.
Off-balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual amount		lending-related commitments
	June 30,	December 31,	June 30,	December 31,
(in millions)	2008	2007	2008	2007

Lending-related
Consumer(a)	$827,429	$815,936	$9	$15
Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)(e)	255,353	250,954	414	571
Asset purchase agreements(f)	68,306	90,105	11	9
Standby letters of credit and guarantees(c)(g)(h)	100,216	100,222	250	254
Other letters of credit(c)	6,153	5,371	2	1

Total wholesale	430,028	446,652	677	835

Total lending-related	$1,257,457	$1,262,588	$686	$850

Other guarantees
Securities lending guarantees(i)	$362,246	$385,758	NA	NA
Derivatives qualifying as guarantees(j)	103,783	85,262	NA	NA

(a)
Included credit card and home equity lending-related commitments of $736.4 billion and $66.7 billion, respectively, at June 30, 2008, and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. For credit card commitments and if certain conditions are met for home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(b)
Included unused advised lines of credit totaling $34.0 billion at June 30, 2008, and $38.4 billion at December 31, 2007, which are not legally binding. In regulatory filings with the Federal Reserve Board, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $29.7 billion and $28.3 billion at June 30, 2008, and December 31, 2007, respectively.
(d)
Excluded unfunded commitments to third-party private equity funds of $861 million and $881 million at June 30, 2008, and December 31, 2007, respectively. Also excludes unfunded commitments for other equity investments of $940 million and $903 million at June 30, 2008, and December 31, 2007, respectively.

(e)
Included in other unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions of $7.2 billion and $8.2 billion at June 30, 2008, and December 31, 2007, respectively.

(f)
Largely represents asset purchase agreements to the Firm’s administered multi-seller, asset-backed commercial paper conduits. It also includes $248 million and $1.1 billion of asset purchase agreements to other third-party entities at June 30, 2008, and December 31, 2007, respectively.

(g)	JPMorgan Chase held collateral relating to $19.1 billion and $15.8 billion of these arrangements at June 30, 2008, and December 31, 2007, respectively.
(h)	Included unused commitments to issue standby letters of credit of $46.3 billion and $50.7 billion at June 30, 2008, and December 31, 2007, respectively.
(i)	Collateral held by the Firm in support of securities lending indemnification agreements was $369.5 billion at June 30, 2008, and $390.5 billion at December 31, 2007, respectively.
(j)	Represents notional amounts of derivatives qualifying as guarantees.
Included in other unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. Additionally, the Firm often syndicates portions of the commitment to other investors, depending on market conditions. These commitments often contain flexible pricing features to adjust for changing market conditions prior to closing. Alternatively, the borrower may turn to the capital markets for required funding instead of drawing on the commitment provided by the Firm, and the commitment may expire unused. As such, these commitments are not necessarily indicative of the Firm’s actual risk and the total commitment amount may not reflect actual future cash flow requirements. The amount of commitments related to leveraged acquisitions at June 30, 2008, and December 31, 2007, were $7.2 billion and $8.2 billion, respectively.
For a further discussion of the off-balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 31 on pages 170-173 of JPMorgan Chase’s 2007 Annual Report. The amount of the liability related to FIN 45 guarantees recorded at June 30, 2008, and December 31, 2007, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below was $382 million and $335 million, respectively.

In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 31 on pages 170-173 of JPMorgan Chase’s 2007 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $103.8 billion and $85.3 billion at June 30, 2008, and December 31, 2007, respectively. The fair value related to these contracts was a derivative receivable of $184 million and $213 million, and a derivative payable of $5.9 billion and $2.5 billion at June 30, 2008, and December 31, 2007, respectively.
Residual value guarantee
In connection with the Merger, the Firm succeeded to an operating lease arrangement for the building located at 383 Madison Avenue in New York City (the “Synthetic Lease”). Under the terms of the Synthetic Lease, the Firm is obligated to make periodic payments based on the lessor’s underlying interest costs. The Synthetic Lease expires on November 1, 2010. Under the terms of the Synthetic Lease, the Firm has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the building with the proceeds of the sale to be used to satisfy the lessor’s debt obligation. If the sale does not generate sufficient proceeds to satisfy the lessor’s debt obligation, the Firm is required to fund the shortfall up to a maximum residual value guarantee. As of June 30, 2008, there was no expected shortfall and the maximum residual value guarantee was approximately $670 million. Under a separate ground lease, the land on which the building is built was leased to an affiliate of Bear Stearns which, as part of the Synthetic Lease, assigned this position to the Synthetic Lease lessor. The owner of the land has sued the Firm alleging that certain provisions of the merger agreement violated a “right of first offer” provision of the ground lease. The Firm has moved to dismiss the lawsuit on various grounds, including that the right of first offer provision is inapplicable to the Merger.
NOTE 28 – BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments — Investment Bank, Retail Financial Services, Card Services, Commercial Banking (“CB”), Treasury & Securities Services (“TSS”) and Asset Management (“AM”), as well as a Corporate/Private Equity segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 18 of this Form 10-Q, and pages 38-39 and Note 34 on pages 175-177 of JPMorgan Chase’s 2007 Annual Report.
As part of the Bear Stearns merger integration, the businesses of Bear Stearns were reviewed and aligned with the business segments of JPMorgan Chase. The Merger predominantly affected the IB and AM lines of business. The impact of the Merger on the respective JPMorgan Chase business segments is discussed in the segment results of the applicable line of business.
Line of business equity increased during the second quarter of 2008 in IB and AM due to the Bear Stearns merger. Line of business equity increased from the second quarter of 2007 primarily due to business growth across the businesses; for AM, the purchase of the additional equity interest in Highbridge; and for IB and AM, the Bear Stearns merger.
Segment results
The following tables provide a summary of the Firm’s segment results for the three and six months ended June 30, 2008 and 2007, on a managed basis. The impact of credit card securitization adjustments have been included in reconciling items so that the total Firm results are on a reported basis. Finally, total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense (benefit). The following tables summarize the business segment results and reconciliation to reported U.S. GAAP results.
Segment results and reconciliation(a)

Three months ended June 30, 2008	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$3,161	$1,960	$764	$383
Net interest income	2,309	3,055	3,011	723

Total net revenue	5,470	5,015	3,775	1,106
Provision for credit losses	398	1,332	2,194	47
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Noninterest expense(c)	4,734	2,670	1,185	476

Income before income tax expense	368	1,013	396	583
Income tax expense (benefit)	(26)	407	146	228

Net income	$394	$606	$250	$355

Average equity	$23,319	$17,000	$14,100	$7,000
Average assets	814,860	232,725	161,601	103,469
Return on average equity	7%	14%	7%	20%
Overhead ratio	87	53	31	43

			Corporate/
Three months ended June 30, 2008	Treasury &	Asset	Private	Reconciling
(in millions, except ratios)	Securities Services	Management	Equity	Items(d)(e)	Total

Noninterest revenue	$1,357	$1,703	$181	$596	$10,105
Net interest income	662	361	48	(1,875)	8,294

Total net revenue	2,019	2,064	229	(1,279)	18,399
Provision for credit losses	7	17	290	(830)	3,455
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Noninterest expense(c)	1,317	1,400	395	—	12,177

Income (loss) before income tax expense	665	647	(456)	(449)	2,767
Income tax expense (benefit)	240	252	(34)	(449)	764

Net income (loss)	$425	$395	$(422)	$—	$2,003

Average equity	$3,500	$5,066	$56,421	$—	$126,406
Average assets	56,192	65,015	309,417	(74,580)	1,668,699
Return on average equity	49%	31%	NM	NM	6%
Overhead ratio	65	68	NM	NM	66

Three months ended June 30, 2007	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$5,083	$1,684	$762	$312
Net interest income	715	2,673	2,955	695

Total net revenue	5,798	4,357	3,717	1,007
Provision for credit losses	164	587	1,331	45
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Noninterest expense(c)	3,854	2,484	1,188	496

Income before income tax expense	1,810	1,286	1,198	466
Income tax expense	631	501	439	182

Net income	$1,179	$785	$759	$284

Average equity	$21,000	$16,000	$14,100	$6,300
Average assets	696,230	216,692	154,406	84,687
Return on average equity	23%	20%	22%	18%
Overhead ratio	66	57	32	49

			Corporate/
Three months ended June 30, 2007	Treasury &	Asset	Private	Reconciling
(in millions, except ratios)	Securities Services	Management	Equity	Items(d)(e)	Total

Noninterest revenue	$1,231	$1,844	$1,235	$589	$12,740
Net interest income	510	293	(173)	(1,500)	6,168

Total net revenue	1,741	2,137	1,062	(911)	18,908
Provision for credit losses	—	(11)	3	(590)	1,529
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Noninterest expense(c)	1,149	1,355	502	—	11,028

Income (loss) before income tax expense	562	793	557	(321)	6,351
Income tax expense (benefit)	210	300	175	(321)	2,117

Net income	$352	$493	$382	$—	$4,234

Average equity	$3,000	$3,750	$53,901	$—	$118,051
Average assets	50,687	51,710	243,494	(65,920)	1,431,986
Return on average equity	47%	53%	NM	NM	14%
Overhead ratio	66	63	NM	NM	58

Six months ended June 30, 2008	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$4,349	$3,651	$1,483	$717
Net interest income	4,132	6,066	6,196	1,456

Total net revenue	8,481	9,717	7,679	2,173
Provision for credit losses	1,016	3,824	3,864	148
Credit reimbursement (to)/from TSS(b)	60	—	—	—
Noninterest expense(c)	7,287	5,240	2,457	961

Income before income tax expense	238	653	1,358	1,064
Income tax expense (benefit)	(69)	274	499	417

Net income	$307	$379	$859	$647

Average equity	$22,659	$17,000	$14,100	$7,000
Average assets	785,344	230,143	160,601	102,724
Return on average equity	3%	4%	12%	19%
Overhead ratio	86	54	32	44

			Corporate/
Six months ended June 30, 2008	Treasury &	Asset	Private	Reconciling
(in millions, except ratios)	Securities Services	Management	Equity	Items(d)(e)	Total

Noninterest revenue	$2,646	$3,293	$1,867	$1,330	$19,336
Net interest income (expense)	1,286	672	(238)	(3,617)	15,953

Total net revenue	3,932	3,965	1,629	(2,287)	35,289
Provision for credit losses	19	33	486	(1,511)	7,879
Credit reimbursement (to)/from TSS(b)	(60)	—	—	—	—
Noninterest expense(c)	2,545	2,723	(105)	—	21,108

Income (loss) before income tax expense	1,308	1,209	1,248	(776)	6,302
Income tax expense (benefit)	480	458	643	(776)	1,926

Net income	$828	$751	$605	$—	$4,376

Average equity	$3,500	$5,033	$56,201	$—	$125,493
Average assets	56,698	62,651	294,171	(73,084)	1,619,248
Return on average equity	48%	30%	NM	NM	7%
Overhead ratio	65	69	NM	NM	60

Six months ended June 30, 2007	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$10,730	$3,173	$1,453	$647
Net interest income	1,322	5,290	5,944	1,363

Total net revenue	12,052	8,463	7,397	2,010
Provision for credit losses	227	879	2,560	62
Credit reimbursement (to)/from TSS(b)	60	—	—	—
Noninterest expense(c)	7,685	4,891	2,429	981

Income before income tax expense	4,200	2,693	2,408	967
Income tax expense	1,481	1,049	884	379

Net income	$2,719	$1,644	$1,524	$588

Average equity	$21,000	$16,000	$14,100	$6,300
Average assets	677,581	216,912	155,333	83,622
Return on average equity	26%	21%	22%	19%
Overhead ratio	64	58	33	49

			Corporate/
Six months ended June 30, 2007	Treasury &	Asset	Private	Reconciling
(in millions, except ratios)	Securities Services	Management	Equity	Items(d)(e)	Total

Noninterest revenue	$2,255	$3,503	$2,620	$1,225	$25,606
Net interest income	1,012	538	(290)	(2,909)	12,270

Total net revenue	3,267	4,041	2,330	(1,684)	37,876
Provision for credit losses	6	(20)	6	(1,183)	2,537
Credit reimbursement (to)/from TSS(b)	(60)	—	—	—	—
Noninterest expense(c)	2,224	2,590	856	—	21,656

Income (loss) before income tax expense	977	1,471	1,468	(501)	13,683
Income tax expense (benefit)	362	553	455	(501)	4,662

Net income	$615	$918	$1,013	$—	$9,021

Average equity	$3,000	$3,750	$53,003	$—	$117,153
Average assets	48,359	48,779	240,530	(65,519)	1,405,597
Return on average equity	41%	49%	NM	NM	16%
Overhead ratio	68	64	NM	NM	57

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

(c)
Includes merger costs which are reported in the Corporate/Private Equity segment. Merger costs attributed to the business segments for the three and six months ended June 30, 2008 and 2007 were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Investment Bank	$132	$—	$132	$—
Retail Financial Services	—	1	—	11
Card Services	—	1	—	1
Commercial Banking	—	—	—	—
Treasury & Securities Services	—	31	—	63
Asset Management	1	5	1	7
Corporate/Private Equity	22	26	22	44

Total merger costs	$155	$64	$155	$126

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Noninterest revenue	$(843)	$(788)	$(1,780)	$(1,534)
Net interest income	1,673	1,378	3,291	2,717
Provision for credit losses	830	590	1,511	1,183
Average assets	74,580	65,920	73,084	65,519

(e)
Segment managed results reflect revenue on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three and six months ended June 30, 2008 and 2007 were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Noninterest revenue	$247	$199	$450	$309
Net interest income	202	122	326	192
Income tax expense	449	321	776	501

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Deposits with banks	$38,813	$373	3.87%	$18,153	$207	4.56%
Federal funds sold and securities purchased under resale agreements	155,664	1,485	3.84	132,768	1,652	4.99
Securities borrowed	100,322	572	2.29	90,810	1,203	5.31
Trading assets – debt instruments	302,053	4,199	5.59	294,931	4,153	5.65
Securities	109,834	1,440	5.27 (d)	96,921	1,372	5.68 (d)
Loans	537,964	8,508	6.36	465,763	8,877	7.65
Other assets(a)	15,629	154	3.97	—	—	—

Total interest-earning assets	1,260,279	16,731	5.34	1,099,346	17,464	6.37
Allowance for loan losses	(11,877)			(7,295)
Cash and due from banks	32,179			32,788
Trading assets – equity instruments	99,525			85,830
Trading assets – derivative receivables	105,301			61,736
Goodwill	45,781			45,181
Other intangible assets
Mortgage servicing rights	9,947			8,371
Purchased credit card relationships	2,063			2,677
All other intangibles	3,760			4,177
Other assets	121,741			99,175

Total assets	$1,668,699			$1,431,986

Liabilities
Interest-bearing deposits	$612,305	$3,592	2.36%	$513,451	$5,342	4.17%
Federal funds purchased and securities loaned or sold under repurchase agreements	203,348	1,380	2.73	209,323	2,710	5.19
Commercial paper	47,323	255	2.17	25,282	311	4.92
Other borrowings(b)	92,309	981	4.28	100,715	1,177	4.69
Other liabilities(c)	19,168	63	1.32	—	—	—
Beneficial interests issued by consolidated VIEs	17,990	100	2.24	13,641	109	3.22
Long-term debt	229,336	1,864	3.27	162,465	1,525	3.77

Total interest-bearing liabilities	1,221,779	8,235	2.71	1,024,877	11,174	4.37
Noninterest-bearing deposits	119,860			123,277
Trading liabilities – derivative payables	79,780			62,205
All other liabilities, including the allowance for lending-related commitments	116,325			103,576

Total liabilities	1,537,744			1,313,935

Stockholders’ equity
Preferred stock	4,549			—
Common stockholders’ equity	126,406			118,051

Total stockholders’ equity	130,955			118,051

Total liabilities and stockholders’ equity	$1,668,699			$1,431,986

Interest rate spread			2.63%			2.00%
Net interest income and net yield on interest-earning assets		$8,496	2.71%		$6,290	2.30%

(a)	Predominantly margin loans.
(b)	Includes securities sold but not yet purchased.
(c)	Includes brokerage customer payables.
(d)	For the quarters ended June 30, 2008 and 2007, the annualized rate for available-for-sale securities based upon amortized cost was 5.28% and 5.66%, respectively.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Deposits with banks	$35,394	$709	4.03%	$17,193	$393	4.61%
Federal funds sold and securities purchased under resale agreements	154,764	2,940	3.82	134,127	3,307	4.97
Securities borrowed	91,906	1,310	2.87	84,822	2,256	5.36
Trading assets – debt instruments	312,519	8,817	5.67	276,109	7,932	5.79
Securities	99,796	2,660	5.36 (d)	96,128	2,706	5.68 (d)
Loans	532,281	17,797	6.72	466,604	17,560	7.59
Other assets(a)	7,815	154	3.97	—	—	—

Total interest-earning assets	1,234,475	34,387	5.60	1,074,983	34,154	6.41
Allowance for loan losses	(10,815)			(7,277)
Cash and due from banks	33,344			31,495
Trading assets – equity instruments	89,168			87,302
Trading assets – derivative receivables	101,582			60,267
Goodwill	45,740			45,153
Other intangible assets Mortgage servicing rights	9,110			8,079
Purchased credit card relationships	2,142			2,759
All other intangibles	3,870			4,237
Other assets	110,632			98,599

Total assets	$1,619,248			$1,405,597

Liabilities
Interest-bearing deposits	$606,218	$8,200	2.72%	$506,125	$10,337	4.12%
Federal funds purchased and securities loaned or sold under repurchase agreements	191,622	2,862	3.00	204,316	5,210	5.14
Commercial paper	47,453	658	2.79	23,819	580	4.91
Other borrowings(b)	99,931	2,327	4.68	98,202	2,372	4.87
Other liabilities(c)	9,584	63	1.32	—	—	—
Beneficial interests issued by consolidated VIEs	16,036	232	2.92	14,811	260	3.54
Long-term debt	214,846	3,766	3.52	155,345	2,933	3.81

Total interest-bearing liabilities	1,185,690	18,108	3.07	1,002,618	21,692	4.36
Noninterest-bearing deposits	119,439			123,610
Trading liabilities – derivative payables	80,437			59,848
All other liabilities, including the allowance for lending-related commitments	105,914			102,368

Total liabilities	1,491,480			1,288,444

Stockholders’ equity
Preferred stock	2,275			—
Common stockholders’ equity	125,493			117,153

Total stockholders’ equity	127,768			117,153

Total liabilities and stockholders’ equity	$1,619,248			$1,405,597

Interest rate spread			2.53%			2.05%
Net interest income and net yield on interest-earning assets		$16,279	2.65%		$12,462	2.34%

(a)	Predominantly margin loans.
(b)	Includes securities sold but not yet purchased.
(c)	Includes brokerage customer payables.
(d)	For the six months ended June 30, 2008 and 2007, the annualized rate for available-for-sale securities based upon amortized cost was 5.39% and 5.67%, respectively.

GLOSSARY OF TERMS

ACH: Automated Clearing House.
Advised lines of credit: An authorization which specifies the maximum amount of a credit facility the Firm has made available to an obligor on a revolving but non-binding basis. The borrower receives written or oral advice of this facility. The Firm may cancel this facility at any time.
APB 18: Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
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
EITF: Emerging Issues Task Force.
EITF Issue 06-11: “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”
EITF Issue 97-14: “Accounting for Deferred Compensation Arrangements where Amounts Earned Are Held in a Rabbi Trust and Invested.”
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
FIN 46R: FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.”
FSP: FASB Staff Position.
FSP EITF 03-6-1: “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”
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
SAB 109: “Written Loan Commitments Recorded at Fair Value Through Earnings.”
SFAS: Statement of Financial Accounting Standards.
SFAS 5: “Accounting for Contingencies.”
SFAS 52: “Foreign Currency Translation.”
SFAS 114: “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15.”
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
SFAS 141: “Business Combinations.”
SFAS 141R: “Business Combinations.”
SFAS 142: “Goodwill and Other Intangible Assets.”
SFAS 155: “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.”
SFAS 157: “Fair Value Measurements.”
SFAS 158: “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”
SFAS 159: “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”
SFAS 160: “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”
SFAS 161: “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”
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
Sales specialists - Retail branch office personnel who specialize in the marketing of a single product, including mortgages, investments and business banking, by partnering with the personal bankers.
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
Mortgage Banking’s origination channels comprise the following:
Retail - Borrowers who are buying or refinancing a home through direct contact with a mortgage banker employed by the Firm using a branch office, the Internet or by phone. Borrowers are frequently referred to a mortgage banker by real estate brokers, home builders or other third parties.

Wholesale – A third-party mortgage broker refers loan applications to a mortgage banker at the Firm. Brokers are independent loan originators that specialize in finding and counseling borrowers but do not provide funding for loans.
Correspondent – Correspondents are banks, thrifts, other mortgage banks and other financial institutions that sell closed loans to the Firm.
Correspondent negotiated transactions (“CNT”) – These transactions occur when mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell loans in bulk to the Firm, and the Firm resells the loans, while retaining the servicing. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.
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
Description of selected business metrics within CB:
Liability balances include deposits and deposits that are swept to on-balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
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
Description of selected business metrics within TSS:
Liability balances include deposits and deposits that are swept to on-balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
Asset Management
Assets under management: Represent assets actively managed by Asset Management on behalf of institutional, private banking, private client services and retail clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 43% ownership interest as of June 30, 2008.

Assets under supervision: Represent assets under management as well as custody, brokerage, administration and deposit accounts.
Alternative assets: The following types of assets constitute alternative investments — hedge funds, currency, real estate and private equity.
AM’s client segments comprise the following:
Institutional brings comprehensive global investment services — including asset management, pension analytics, asset/liability management and active risk budgeting strategies — to corporate and public institutions, endowments, foundations, not-for-profit organizations and governments worldwide.
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
Bear Stearns Brokerage provides investment advice and wealth management services to high-net-worth individuals, money managers and small corporations.

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

•
occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm's power generation facilities and the Firm's other commodity-related activities;

•
the other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2007, Part II, Item 1A: Risk Factors in the Firm’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and in Item 1A: Risk Factors in this Form 10-Q.

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
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 69–72 of this Form 10-Q.
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
There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1 Legal Proceedings
The following information supplements and amends the disclosure set forth under Part 1, Item 3 “Legal Proceedings in the Firm’s 2007 Annual Report on Form 10-K, and Part II, Item 1 “Legal Proceedings” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2008 (the “Firm’s SEC filings”).
Enron Litigation. Oral argument of plaintiffs’ appeal of the District Court’s dismissal of the shareholder derivative action filed against current and former directors of JPMorgan Chase is scheduled for September 19, 2008 in front of the United States Court of Appeals for the Second Circuit. Oral argument of plaintiffs’ appeal of the District Court’s dismissal of the putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan, alleging claims under the Employee Retirement Income Security Act (“ERISA”) against the Firm, its directors and named officers, is scheduled for the week of September 22, 2008 in front of the United States Court of Appeals for the Second Circuit.
IPO Allocation Litigation. With respect to the IPO securities cases, on April 9, 2008, Underwriter Defendants moved for partial reconsideration of the District Court’s Opinion and Order dated March 26, 2008, in which the District Court granted in part and denied in part the Underwriter Defendants’ motion to dismiss the Amended Master Allegations and the second amended class action complaints filed in the six class certification “focus” cases. On June 5, 2008, the District

Court granted the Underwriter Defendants’ motion for reconsideration and dismissed with prejudice as untimely the claims brought under Section 11 of the Securities Act of 1933 by a newly-added focus case plaintiff. With respect to the cases filed by plaintiff Vanessa Simmonds in the United States District Court for the Western District of Washington (the “Simmonds cases”), a status conference was held on April 28, 2008 in which the Court set a briefing schedule for defendants’ motion to dismiss and granted a stay of discovery while the motions to dismiss are pending. Bear Stearns & Co. is also named as a defendant in 95 of the pending IPO securities cases and in four of the Simmonds cases.
In re JPMorgan Chase Cash Balance Litigation. On July 9, 2008, the United States Court of Appeals for the Second Circuit decided the Hirt case and held that cash balance plans are not inherently age discriminatory. This decision rejects the theory on which plaintiffs’ principal claim in the litigation involving the Firm is based, and the Firm believes should result in the dismissal of that claim. The parties have requested, and the court has scheduled, a telephonic conference on August 20, 2008 to discuss further proceedings in light of the Hirt decision, including the plaintiffs’ other claims that were not addressed by the Hirt decision. Defendants have also provided notice of the Hirt decision to the judge who is presiding over the Bilello action, arguing that the decision in Hirt and a related summary order in that case relating to statute of limitations issues provide further support for the defendants’ pending motion to dismiss.
Interchange Litigation. As previously disclosed, on February 12, 2008, the magistrate judge issued a report and recommendation denying the defendants’ motion to dismiss a supplemental complaint challenging MasterCard’s initial public offering, alleging that the offering violates Section 7 of the Clayton Act and that the offering was a fraudulent conveyance. On April 4, 2008, the defendants served and filed with the court their objections to the magistrate’s report and recommendation. The court has not yet issued a ruling with respect to the defendants’ objections.
GIC Investigation and Litigation. Bear Stearns is also involved in the previously reported investigations by the New York field office of the Department of Justice’s Antitrust Division and the Philadelphia Regional Office of the Securities and Exchange Commission of possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. The Firm continues to cooperate with these investigations. Similarly, Bear Stearns is one of the many companies, in addition to JPMorgan Chase, that have been named as a defendant in the several putative class action lawsuits filed in federal courts in the Southern District of New York, the District of Columbia, the Northern District of California and the Eastern District of California for alleged antitrust violations in connection with the bidding or sale of guaranteed investment contracts and other derivatives to municipal issuers. On June 16, 2008, the Judicial Panel on Multidistrict Litigation ordered the cases then before it transferred to the Southern District of New York for coordinated or consolidated pretrial proceedings, and it is anticipated that later-filed federal cases will likewise be transferred. In addition, both Bear Stearns and the Firm were two of many companies that have been named as defendants in actions brought by the City of Los Angeles and the City of Stockton in the state courts of California alleging violations of California law in connection with the bidding or sale of guaranteed investment contracts and derivatives.
Auction Rate Securities Investigation and Litigation. Several regulatory authorities have initiated investigations of a number of industry participants, including the Firm, concerning possible state and federal securities law violations in connection with the sale of auction rate securities. The market for many such securities has frozen and a significant number of auctions for those securities began to fail in February 2008. On August 7, 2008, regulators announced, with respect to another industry participant, the institution and settlement of enforcement proceedings requiring that firm to, among other things, offer to purchase at par all of the auction rate securities that firm sold to its retail customers prior to February 12, 2008, in which the auctions are currently failing. Also on August 7, 2008, another industry participant announced its intention to offer to purchase at par the auction rate securities it sold to its retail customers. The Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Attorney General of the State of New York, the State of Florida Office of Financial Regulation and the Massachusetts Attorney General have all requested information from the Firm regarding the activities of Firm affiliates with respect to auction rate securities. The Firm is cooperating with the investigations. Additionally, the Firm is the subject of two putative securities class actions in the United States District Court for the Southern District of New York and a number of individual arbitrations and lawsuits relating to the Firm’s sales of auction rate securities. The Firm believes it has meritorious defenses to the allegations regarding its sales of auction rate securities. The Firm estimates that, as of this date, its customers hold approximately $5 billion par amount of auction rate securities (of which approximately $3 billion is held by retail customers), purchased prior to February 2008 in which the auctions are currently failing.
Bear Stearns Merger Litigation. The defendants’ motion for summary judgment is now scheduled to be argued in August 2008.
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its current and former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006 and March 14, 2008 (the “Class Period”). Five actions, commenced in the United States District Court for the Southern District of New York, allege that defendants issued materially false and misleading statements regarding the Bear Stearns’ business and financial results and that as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. In connection with these allegations, the complaints assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Separately, several individual shareholders of Bear Stearns have commenced arbitration proceedings and lawsuits asserting claims similar to those in the putative class actions.

In addition, Bear Stearns and certain of its current and former officers and/or directors have also been named as defendants in a number of putative class actions commenced in the United States District Court for the Southern District of New York purporting to represent the interests of participants in the Bear Stearns Employee Stock Ownership Plan (“ESOP”) during the time period of December 2006 through the present (the “Class Period”). These actions allege defendants breached their fiduciary duties to plaintiffs and to the other participants and beneficiaries of the ESOP by (a) failing to prudently manage the ESOP’s investment in Bear Stearns securities; (b) failing to communicate fully and accurately about the risks of the ESOP’s investment in Bear Stearns stock; (c) failing to avoid or address alleged conflicts of interest; and (d) failing to monitor those who managed and administered the ESOP. In connection with these allegations each plaintiff asserts claims for violations under various sections of the Employee Retirement Income Security Act (“ERISA”) and seeks reimbursement to the ESOP for all losses, an unspecified amount of monetary damages and imposition of a constructive trust.
Furthermore, former directors of Bear Stearns’ Board of Directors and certain of Bear Stearns’ former executive officers have been named as defendants in two purported shareholder derivative suits, each of which was commenced in the United States District Court for the Southern District of New York. Bear Stearns was named as a nominal defendant in both actions. By court order dated February 14, 2008, the actions were consolidated. A consolidated amended complaint was filed on March 3, 2008, asserting claims for breach of fiduciary duty, violations of federal securities laws, waste of corporate assets and gross mismanagement, unjust enrichment, abuse of control and indemnification and contribution, in connection with the losses sustained by Bear Stearns as a result of its purchases of subprime loans and certain repurchases of its own common shares. Certain individual defendants are also alleged to have sold their holdings of the Bear Stearns’ common shares while in possession of material non-public information. The amended complaint seeks compensatory damages in an unspecified amount and an order directing Bear Stearns to improve its corporate governance procedures.
Bear Stearns Hedge Fund Matters. Bear Stearns, certain of its subsidiaries, including Bear Stearns Asset Management, Inc. (“BSAM”) and Bear Stearns & Co., and certain current or former employees have been named as defendants (“Bear Stearns defendants”) in a number of actions relating to the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the “High Grade Fund”) and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd. (the “Enhanced Leverage Fund”) (collectively, the “Funds”). BSAM served as investment manager for both of the Funds, which were organized such that there were U.S. and Cayman Islands “feeder funds” that invested substantially all their assets, directly or indirectly, in the Funds. The Funds are in liquidation.
Bear Stearns defendants have been named in four actions pending in United States District Court for the Southern District of New York. The Joint Voluntary Liquidators of the Cayman Islands feeder funds have filed a complaint asserting claims for, among other things, fraud, breach of fiduciary duty, breach of contract, recklessness, gross negligence, negligence, and unjust enrichment. Also joining the Liquidators as plaintiffs are two purported investors in the U.S. feeder funds. In addition to individual claims, these two plaintiffs purport to assert derivative actions with the U.S. feeder funds as nominal defendants. The plaintiffs in this case seek damages of not less than $1.5 billion, unspecified punitive damages, costs, and fees. Two purported class action lawsuits have been filed on behalf of purchasers of partnership interests in the High Grade and Enhanced Leverage U.S. feeder funds, respectively. In each action, the plaintiff has asserted claims for, among other things, breach of fiduciary duty. The class action complaints also purport to assert derivative actions with the High Grade and Enhanced Leverage U.S. feeder funds as nominal defendants. The relief being sought by these plaintiffs is unspecified damages, costs and fees. Finally, in connection with its investment and other transactions related to the Enhanced Leverage Fund, Barclays Bank has brought an action asserting claims for, among other things, fraud, fraudulent concealment, breach of fiduciary duty, and negligent misrepresentation. The relief being sought by Barclays is unspecified compensatory and punitive damages, costs, and fees.
In addition, one or more Bear Stearns defendants have been named as parties in multiple FINRA arbitrations as well as in one state court action initiated by investors in the feeder funds. The relief being sought by the claimants in these matters is compensatory damages, unspecified punitive damages, costs and expense.
BSAM and its affiliates have also been contacted by, and have received requests for information and documents from, various federal and state regulatory and law enforcement authorities as part of their investigations regarding the Funds, including the Securities and Exchange Commission, the United States Attorney’s Office for the Eastern District of New York and the Securities Division of the Commonwealth of Massachusetts (the “Securities Division”). On November 14, 2007, the Securities Division filed an administrative complaint against BSAM alleging that BSAM violated multiple provisions of the Massachusetts Securities Act by failing to adequately disclose and/or manage conflicts of interest related to procedures for related party transactions. BSAM has filed an answer denying liability for the claims asserted.

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
Item 1A Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors, on pages 4-6 of JPMorgan Chase's 2007 Annual Report on Form 10-K, Part II, Item 1A: Risk Factors, on pages 117–118 of JPMorgan Chase’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and Forward-Looking Statements on page 135 of this Form 10-Q. Additionally, below are outlined some of the more important risk factors relating to JPMorgan Chase’s acquisition of Bear Stearns that could materially affect the Firm’s financial condition and operations.
The Firm may fail to realize any benefits from the merger with Bear Stearns and may incur unanticipated losses related to Bear Stearns’ assets and liabilities.
In conjunction with the Merger, in June 2008, the Federal Reserve Bank of New York (the ''FRBNY'') took control, through a limited liability company (''LLC'') formed for this purpose, of a portfolio of $30 billion in assets acquired from Bear Stearns, based on the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion, term loan from the FRBNY, and a $1.15 billion, subordinated note from JPMorgan Chase. The JPMorgan Chase note is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase note and the expenses of the LLC, will be for the account of the FRBNY. There can be no assurance that JPMorgan Chase will not incur this $1.15 billion in losses.
JPMorgan Chase incurred a net loss of $540 million (after-tax) during the quarter ended June 30, 2008, related to the acquisition of Bear Stearns. Given the continued market volatility and uncertainty, JPMorgan Chase may continue to experience increased credit costs or need to take additional markdowns and reserves on Bear Stearns’ assets that could negatively affect its financial condition and results of operations in the future.
In addition, the success of the Merger will depend, in part, on JPMorgan Chase’s ability to successfully integrate Bear Stearns’ business into its own. As with any merger of financial institutions, there may be business disruptions that cause Bear Stearns to lose customers or cause customers to remove their accounts from Bear Stearns and move their business to competing financial institutions. It is possible that the integration process could result in the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect JPMorgan Chase’s ability to maintain relationships with clients, customers, depositors and employees. The loss of key employees could adversely affect JPMorgan Chase’s ability to successfully conduct its business in the markets in which Bear Stearns now operates, which could have an adverse effect on the Firm’s financial results. Integration efforts could also divert management attention and resources, which could adversely affect the Firm’s operations or results. If JPMorgan Chase experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the Share Exchange Agreement dated March 24, 2008 between JPMorgan Chase and Bear Stearns, on April 8, 2008, 21 million newly issued shares of JPMorgan Chase common stock were issued to Bear Stearns in a transaction that was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, in exchange for 95 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance). Upon the consummation of the Bear Stearns merger, on May 30, 2008, the 21 million shares of JPMorgan Chase common stock and 95 million shares of Bear Stearns common stock were cancelled. For a further discussion of this transaction, see Note 2 on pages 80–83 of this Form 10-Q.
On April 17, 2007, the Board of Directors authorized the repurchase of up to $10.0 billion of the Firm’s common shares. During the second quarter and first half of 2008, under the current $10.0 billion stock repurchase program, the Firm did not repurchase any shares. During the second quarter and first half of 2007, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 37 million and 118 million shares for $1.9 billion and $5.9 billion at an average price per share of $51.13 and $49.97, respectively. As of June 30, 2008, $6.2 billion of authorized repurchase capacity remained under the current stock repurchase program.
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
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the second quarter and first half of 2008 were as follows.

		Average
For the six months ended	Total shares	price paid
June 30, 2008	repurchased	per share

First quarter	2,043	$45.61
April	124	41.99
May	6,917	47.67
June	—	—

Second quarter	7,041	47.57

Year-to-date	9,084	$46.89

Item 3 Defaults Upon Senior Securities
           None
Item 4 Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of JPMorgan Chase was held on May 20, 2008. For a summary of the matters submitted to vote at the meeting, see the Firm’s Current Report on Form 8-K dated May 20, 2008, which is incorporated herein by reference.
Item 5 Other Information
           None
Item 6 Exhibits
           31.1–Certification
           31.2–Certification
           32–Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.

(Registrant)

Date: August 11, 2008

	By	/s/ Louis Rauchenberger

Louis Rauchenberger

Managing Director and Controller
[Principal Accounting Officer]

INDEX TO EXHIBITS
SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

31.1	Certification	143

31.2	Certification	144

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	145