Form 10-Q
period 2008-09-30
J P MORGAN CHASE & CO
filed 2008-11-07
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008	Commission file number 1-5805
JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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
☐ Yes ☑ No

Number of shares of common stock outstanding as of October 31, 2008: 3,732,357,534

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)						Nine months ended
(in millions, except per share, headcount and ratio data)						September 30,
As of or for the period ended,	3Q08	2Q08	1Q08	4Q07	3Q07	2008	2007

Selected income statement data
Noninterest revenue	$5,743	$10,105	$9,231	$10,161	$9,199	$25,079	$34,805
Net interest income	8,994	8,294	7,659	7,223	6,913	24,947	19,183

Total net revenue	14,737	18,399	16,890	17,384	16,112	50,026	53,988
Provision for credit losses	3,811	3,455	4,424	2,542	1,785	11,690	4,322
Provision for credit losses — accounting conformity(a)	1,976	—	—	—	—	1,976	—
Noninterest expense	11,137	12,177	8,931	10,720	9,327	32,245	30,983

Income (loss) before income tax expense and extraordinary gain	(2,187)	2,767	3,535	4,122	5,000	4,115	18,683
Income tax expense (benefit)(b)	(2,133)	764	1,162	1,151	1,627	(207)	6,289
Income (loss) before extraordinary gain	(54)	2,003	2,373	2,971	3,373	4,322	12,394
Extraordinary gain(c)	581	—	—	—	—	581	—

Net income	$527	$2,003	$2,373	$2,971	$3,373	$4,903	$12,394

Per common share
Basic earnings
Income (loss) before extraordinary gain	$(0.06)	$0.56	$0.70	$0.88	$1.00	$1.19	$3.63
Net income	0.11	0.56	0.70	0.88	1.00	1.36	3.63
Diluted earnings
Income (loss) before extraordinary gain	$(0.06)	$0.54	$0.68	$0.86	$0.97	$1.15	$3.52
Net income	0.11	0.54	0.68	0.86	0.97	1.32	3.52
Cash dividends declared per share	0.38	0.38	0.38	0.38	0.38	1.14	1.10
Book value per share	36.95	37.02	36.94	36.59	35.72
Common shares outstanding
Average: Basic	3,445	3,426	3,396	3,367	3,376	3,422	3,416
Diluted	3,445 (h)	3,531	3,495	3,472	3,478	3,525	3,520
Common shares at period end	3,727	3,436	3,401	3,367	3,359
Share price(d)
High	$49.00	$49.95	$49.29	$48.02	$50.48	$49.95	$53.25
Low	29.24	33.96	36.01	40.15	42.16	29.24	42.16
Close	46.70	34.31	42.95	43.65	45.82
Market capitalization	174,048	117,881	146,066	146,986	153,901

Financial ratios
Return on common equity (“ROE”)
Income (loss) before extraordinary gain	(1)%	6%	8%	10%	11%	4%	14%
Net income	1	6	8	10	11	5	14
Return on assets (“ROA”)
Income (loss) before extraordinary gain	(0.01)	0.48	0.61	0.77	0.91	0.35	1.16
Net income	0.12	0.48	0.61	0.77	0.91	0.39	1.16
Overhead ratio	76	66	53	62	58	64	57
Tier 1 capital ratio	8.9	9.2	8.3	8.4	8.4
Total capital ratio	12.7	13.4	12.5	12.6	12.5
Tier 1 leverage ratio	7.2	6.4	5.9	6.0	6.0

Selected balance sheet data (period-end)
Trading assets	$520,257	$531,997	$485,280	$491,409	$453,711
Securities	150,779	119,173	101,647	85,450	97,706
Loans	761,381	538,029	537,056	519,374	486,320
Total assets	2,251,469	1,775,670	1,642,862	1,562,147	1,479,575
Deposits	969,783	722,905	761,626	740,728	678,091
Long-term debt	238,034	260,192	189,995	183,862	173,696
Common stockholders’ equity	137,691	127,176	125,627	123,221	119,978
Total stockholders’ equity	145,843	133,176	125,627	123,221	119,978

Headcount	228,452	195,594	182,166	180,667	179,847

(unaudited)						Nine months ended
(in millions, except per share, headcount and ratio data)						September 30,
As of or for the period ended,	3Q08	2Q08	1Q08	4Q07	3Q07	2008	2007

Credit quality metrics
Allowance for credit losses	$19,765	$13,932	$12,601	$10,084	$8,971
Nonperforming assets(e)	9,520	6,233	5,143	3,933	3,009
Allowance for loan losses to loans(f)	2.86%	2.57%	2.29%	1.88%	1.76%
Net charge-offs	$2,484	$2,130	$1,906	$1,429	$1,221	$6,520	$3,109
Net charge-off rate(g)	1.91%	1.67%	1.53%	1.19%	1.07%	1.70%	0.94%
Wholesale net charge-off rate(g)	0.10	0.08	0.18	0.05	0.19	0.12	0.04
Consumer net charge-off rate(g)	3.13	2.77	2.43	1.93	1.62	2.78	1.50
Managed Card net charge-off rate	5.00	4.98	4.37	3.89	3.64	4.79	3.61

(a)	The third quarter of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual Bank’s banking operations.
(b)
The income tax benefit in the third quarter and year-to-date 2008 is predominantly the result of reduced deferred tax liabilities on overseas earnings, as well as the tax benefit associated with the conforming loan loss reserve provision related to the acquisition of Washington Mutual Bank’s banking operations.

(c)
JPMorgan Chase acquired the banking operations of Washington Mutual Bank for $1.9 billion. The fair value of the net assets acquired exceeded the purchase price which resulted in negative goodwill. In accordance with SFAS 141, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain.

(d)
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from the New York Stock Exchange Composite Transaction Tape.

(e)
Excludes purchased held-for-sale loans and approximately $6.4 billion of consumer loans acquired as part of the Washington Mutual Bank transaction that were nonperforming prior to the transaction closing. The loans acquired from Washington Mutual Bank are considered to be credit impaired and, therefore, are accounted for under SOP 03-3. For additional information, see Note 13 on pages 120—122 of this Form 10-Q.

(f)	Loans accounted for at fair value, purchased credit impaired loans accounted for under SOP 03-3 and loans held-for-sale were excluded when calculating this metric.
(g)	Loans accounted for at fair value and loans held-for-sale were excluded when calculating these metrics.
(h)
Common equivalent shares have been excluded from the computation of diluted earnings per share for the third quarter of 2008, as the effect on income (loss) before extraordinary gain would be antidilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of Terms on pages 156—159 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s actual results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking Statements on page 162 and Item 1A: Risk Factors on page 165 of this Form 10-Q), as well as in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report” or “2007 Form 10-K”), including Part I, Item 1A: Risk factors, and the JPMorgan Chase quarterly reports, on Forms 10-Q for the quarters ended June 30, 2008, and March 31, 2008, including Part II, Item 1A thereof, to which reference is hereby made.
INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.3 trillion in assets, $145.8 billion in total stockholders’ equity and operations in more than 60 countries as of September 30, 2008. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the JPMorgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with branches in 24 states; and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card issuing bank. JPMorgan Chase’s principal nonbank subsidiaries are J.P. Morgan Securities Inc. and Bear, Stearns & Co., Inc. (“Bear Stearns & Co.”), the Firm’s U.S. investment banking firms. The Firm merged J.P. Morgan Securities Inc. with and into Bear Stearns & Co. and changed the name of the surviving corporation to J.P. Morgan Securities Inc.
JPMorgan Chase’s activities are organized, for management reporting purposes, into six business segments, as well as Corporate/Private Equity. The Firm’s wholesale businesses comprise the Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management segments. The Firm’s consumer businesses comprise the Retail Financial Services and Card Services segments. A description of the Firm’s business segments, and the products and services they provide to their respective client bases, follows. The description of the Firm’s business segments below does not give effect to the acquisition of the banking operations of Washington Mutual Bank (“Washington Mutual”), which was consummated on September 25, 2008. For a discussion of the Washington Mutual transaction, see pages 6 and 49–50 of this Form 10-Q.
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
Retail Financial Services
Retail Financial Services (“RFS”), which includes the Regional Banking, Mortgage Banking and Auto Finance reporting segments serves consumers and businesses through bank branches, ATMs, online banking and telephone banking. Customers can use more than 3,100 bank branches, 9,300 ATMs and 300 mortgage offices. More than 14,100 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans and investments across the 17-state footprint from New York to Arizona. Consumers also can obtain loans through more than 14,200 auto dealerships and 3,500 schools and universities nationwide.
Card Services
With more than 156 million cards in circulation and more than $159 billion in managed loans, Card Services (“CS”) is one of the nation’s largest credit card issuers. Customers used Chase cards to meet more than $272 billion worth of their spending needs in the nine months ended September 30, 2008.

With hundreds of partnerships, Chase has a market leadership position in building loyalty programs with many of the world’s most respected brands.
Chase Paymentech Solutions, LLC, a joint venture between JPMorgan Chase and First Data Corporation, is a processor of MasterCard and Visa payments and handled more than 16 billion transactions in the nine months ended September 30, 2008. On May 27, 2008, the Firm announced the termination of Chase Paymentech Solutions. For further information, see Other Business Events on page 7 of this Form 10-Q.
Commercial Banking
Commercial Banking (“CB”) serves more than 30,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from approximately $10 million to approximately $2 billion. Commercial Banking delivers extensive industry knowledge, local expertise and a dedicated service model. In partnership with the Firm’s other businesses, it provides comprehensive solutions including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
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
Asset Management
With assets under supervision of $1.6 trillion as of September 30, 2008, Asset Management (“AM”) is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including both money market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
OTHER BUSINESS EVENTS
Acquisition of the banking operations of Washington Mutual Bank
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual from the Federal Deposit Insurance Corporation (“FDIC”) for $1.9 billion through a purchase of substantially all of the assets and assumption of specified liabilities of Washington Mutual. Washington Mutual’s banking operations consisted of a retail bank network of 2,244 branches, a nationwide credit card lending business, a multi-family and commercial real estate lending business, and nationwide mortgage banking activities. The transaction expands the Firm’s consumer branch network into California, Florida, Washington, Georgia, Idaho, Nevada and Oregon. The transaction created the nation’s second-largest branch network. The transaction also extends the reach of the Firm’s business banking, commercial banking, credit card, consumer lending and wealth management businesses. The transaction was accounted for under the purchase method of accounting in accordance with SFAS 141. The results of operations of Washington Mutual’s banking operations for the period September 26, 2008, through September 30, 2008, did not have a material effect on the results of the quarter ended September 30, 2008, except with respect to the charge to conform Washington Mutual’s loan loss reserves and the extraordinary gain related to the transaction, both of which are reflected for JPMorgan Chase in the Corporate/Private Equity segment. Beginning October 1, 2008, the results of operations of Washington Mutual’s banking operations will be included in the Firm’s business segments. For further discussion of the transaction, see Note 2 on pages 93—98 of this Form 10-Q.
Merger with The Bear Stearns Companies Inc.
Effective May 30, 2008, BSC Merger Corporation, a wholly-owned subsidiary of JPMorgan Chase, merged with The Bear Stearns Companies Inc. (“Bear Stearns”) pursuant to the Agreement and Plan of Merger, dated as of March 16, 2008, as amended March 24, 2008, with Bear Stearns becoming a wholly-owned subsidiary of JPMorgan Chase (the “Merger”). The Merger provides the Firm with a leading global prime brokerage platform; strengthens the Firm’s equities and asset management businesses; enhances capabilities in mortgage origination, securitization and servicing; and expands the platform of the Firm’s energy business. The Merger was accounted for under the purchase method of accounting, which requires that the assets and liabilities of Bear Stearns be fair valued. The total purchase price to complete the Merger was $1.5 billion.

The Merger was accomplished through a series of transactions that were reflected as step acquisitions in accordance with SFAS 141. On April 8, 2008, pursuant to the share exchange agreement, JPMorgan Chase acquired 95 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance) for 21 million shares of JPMorgan Chase common stock. Further, between March 24, 2008, and May 12, 2008, JPMorgan Chase acquired approximately 24 million shares of Bear Stearns common stock in the open market at an average purchase price of $12.37 per share. The share exchange and cash purchase transactions resulted in JPMorgan Chase owning approximately 49.4% of Bear Stearns common stock immediately prior to consummation of the Merger. Finally, on May 30, 2008, JPMorgan Chase completed the Merger, and as a result of the Merger, each outstanding share of Bear Stearns common stock (other than shares then held by JPMorgan Chase) was converted into the right to receive 0.21753 shares of common stock of JPMorgan Chase. On May 30, 2008, the shares of common stock that JPMorgan Chase and Bear Stearns acquired from each other in the share exchange transaction were cancelled. From April 8, 2008, through May 30, 2008, JPMorgan Chase accounted for its investment in Bear Stearns under the equity method of accounting in accordance with APB 18. During this period, JPMorgan Chase recorded reductions to its investment in Bear Stearns representing its share of Bear Stearns net losses, which were recorded in other income and accumulated other comprehensive income. Commencing May 31, 2008, Bear Stearns was reflected in JPMorgan Chase’s consolidated results of operations.
In conjunction with the Merger, in June 2008, the Federal Reserve Bank of New York (the “FRBNY”) took control, through a limited liability company (“LLC”) formed for this purpose, of a portfolio of $30 billion in assets acquired from Bear Stearns, based upon the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion term loan from the FRBNY, and a $1.15 billion subordinated loan from JPMorgan Chase. The JPMorgan Chase loan is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase loan and the expense of the LLC, will be for the account of the FRBNY.
For further discussion of the Merger, see Note 2 on pages 93—98 of this Form 10-Q.
Termination of Chase Paymentech Solutions joint venture
The dissolution of Chase Paymentech Solutions, a global payments and merchant acquiring joint venture between JPMorgan Chase and First Data Corporation, was completed on November 1, 2008 and JPMorgan Chase retained approximately 51% of the business under the Chase Paymentech name.
The dissolution of Chase Paymentech Solutions is being accounted for as a step acquisition in accordance with SFAS 141, and the Firm anticipates recognizing an after-tax gain of approximately $600 million in the fourth quarter of 2008 as a result of the dissolution. The gain will represent the amount by which the fair value of the net assets acquired (predominantly intangible assets and goodwill) exceeded JPMorgan Chase’s book basis in the net assets transferred to First Data Corporation.
Purchase of additional interest in Highbridge Capital Management
In January 2008, JPMorgan Chase purchased an additional equity interest in Highbridge Capital Management, LLC (“Highbridge”). As a result, the Firm currently owns 77.5% of Highbridge. The Firm acquired a majority interest in Highbridge in 2004.
RECENT MARKET DEVELOPMENTS
The liquidity crisis has evolved into a global credit and liquidity issue involving a number of financial institutions, including the failures of some, in the U.S. and Europe. In response to these circumstances, the United States government, particularly the U.S. Department of the Treasury (the “U.S. Treasury”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC, working in cooperation with foreign governments and other central banks, including the Bank of England, the European Central Bank and the Swiss National Bank, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.
In particular, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury has the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions (the “Troubled Asset Relief Program”) and the direct purchase by the U.S. Treasury of equity of financial institutions (the “Capital Purchase Program”).
Other programs and actions taken by U.S. regulatory agencies include (i) the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds, (ii) the FRBNY’s Money Market Investor Funding Facility (the “MMIF Facility”), which is designed to provide liquidity to U.S. money market investors, (iii) the Federal Reserve’s Commercial Paper

Funding Facility, which is designed to provide liquidity to term funding markets by providing a liquidity backstop to U.S. issuers of commercial paper, (iv) the Federal Reserve’s Asset Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (the “AML Facility”), which is designed to provide liquidity to money market mutual funds under certain conditions by providing funding to U.S. depository institutions and bank holding companies secured by high-quality asset-backed commercial paper they purchased from those money market mutual funds, (v) the FDIC’s Temporary Liquidity Guarantee Program, which enables the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts, (vi) the Federal Reserve’s Primary Dealer Credit Facility, which is designed to foster the financial markets generally, was modified to expand the eligible collateral to include any collateral eligible for tri-party repurchase agreements, (vii) the Federal Reserve’s Term Securities Lending Facility, which is designed to promote liquidity in the financial markets for treasuries and other collateral, was expanded to (a) include all investment-grade debt securities as eligible collateral for schedule 2 auctions and (b) increase the frequency of schedule 2 auctions, (viii) the Federal Reserve’s adoption of an interim rule that provides an exemption, until January 30, 2009, to the Federal Reserve Act to allow insured depository institutions to provide liquidity to their affiliates for assets typically funded in the tri-party repurchase agreement market, and (ix) the Federal Reserve’s Term Auction Facility, which is designed to allow financial institutions to borrow funds at a rate that is below the discount rate.
Capital Purchase Program
Under the Capital Purchase Program, the U.S. Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock and a warrant to acquire common stock. Pursuant to the Capital Purchase Program, on October 28, 2008, the Firm issued to the U.S. Treasury, in exchange for aggregate consideration of $25.0 billion, (i) 2.5 million shares of the Firm’s Fixed Rate Cumulative Perpetual Preferred Stock, Series K, par value $1 and liquidation preference $10,000 per share (and $25.0 billion liquidation preference in the aggregate) (the “Series K Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 88,401,697 shares of the Firm’s common stock, at an exercise price of $42.42 per share. The number of shares of common stock to be issued pursuant to the Warrant and the exercise price of the Warrant is subject to adjustment from time to time following, among other things, stock splits, subdivisions or combinations, certain issuances of common stock or convertible securities and certain repurchases of common stock. The Series K Preferred Stock is nonvoting, qualifies as Tier 1 capital and ranks on parity with the Firm’s other series of preferred stock. For a discussion of the Firm’s preferred stock, see page 56 of this Form 10-Q and Note 22 on pages 141—142 of this Form 10-Q.
The letter agreement between the U.S. Treasury and the Firm, dated October 26, 2008, including the securities purchase agreement (the “Purchase Agreement”) concerning the issuance and sale of the Series K Preferred Stock to the U.S. Treasury grants the holders of the Series K Preferred Stock, the Warrant and JPMorgan Chase common stock to be issued under the Warrant certain registration rights and imposes restrictions on dividend and stock repurchases. For a discussion of the dividend and stock repurchase restrictions, see Capital Purchase Program on page 55 and Note 22 on pages 141-142 of this Form 10-Q. In addition, the Purchase Agreement subjects the Firm to the executive compensation limitations as set forth in Section 111(b) of the EESA.
MMIF Facility
The MMIF, authorized by the FRBNY, will support a private-sector initiative designed to provide liquidity to U.S. money market investors. Under the MMIF Facility, the FRBNY will provide senior secured funding to a series of special purpose vehicles to finance the purchase of eligible assets such as commercial paper, bank note and certificates of deposit from eligible investors. The Firm has been selected by the FRBNY to advise the U.S. Treasury regarding the MMIF Facility.
AML Facility
On September 19, 2008, the Federal Reserve established a special lending facility, the AML Facility, to provide liquidity to eligible U.S. money market mutual funds (“MMMFs”). Under the AML Facility, participating banking organizations purchase eligible high-quality asset-backed commercial paper (“ABCP”) investments from MMMFs, which are then pledged to secure nonrecourse advances from the Federal Reserve Bank of Boston (“FRBB”); participating banking organizations do not bear any credit or market risk related to the ABCP investments they hold under this facility and, therefore, the ABCP investments held are not assessed any regulatory risk-based capital. The AML Facility will be in effect until January 30, 2009. The Firm is currently participating in the AML Facility.

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
Financial performance of JPMorgan Chase

	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share and ratio data)	2008	2007	Change	2008	2007	Change

Selected income statement data
Total net revenue	$14,737	$16,112	(9)%	$50,026	$53,988	(7)%
Provision for credit losses	3,811	1,785	114	11,690	4,322	170
Provision for credit losses — accounting conformity(a)	1,976	—	NM	1,976	—	NM
Total noninterest expense	11,137	9,327	19	32,245	30,983	4
Income (loss) before extraordinary gain	(54)	3,373	NM	4,322	12,394	(65)
Extraordinary gain(b)	581	—	NM	581	—	NM
Net income	527	3,373	(84)	4,903	12,394	(60)
Diluted earnings per share
Income (loss) before extraordinary gain	$(0.06)	$0.97	NM%	$1.15	$3.52	(67)%
Net income	0.11	0.97	(89)	1.32	3.52	(63)
Return on common equity
Income (loss) before extraordinary gain	(1)%	11%		4%	14%
Net income	1	11		5	14

(a)	The third quarter of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.
(b)
JPMorgan Chase acquired Washington Mutual’s banking operations from the FDIC for $1.9 billion. The fair value of Washington Mutual net assets acquired exceeded the purchase price which resulted in negative goodwill. In accordance with SFAS 141, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain.

Business overview
JPMorgan Chase reported 2008 third-quarter net income of $527 million, or $0.11 per share, compared with net income of $3.4 billion, or $0.97 per share, for the third quarter of 2007. Return on common equity for the quarter was 1%, compared with 11% in the prior year. On September 25, 2008, JPMorgan Chase acquired Washington Mutual’s banking operations, significantly strengthening its consumer franchise, with the addition of more than 2,200 branches. Results in the third quarter included an after-tax charge of $1.2 billion to conform loan loss reserves and an extraordinary gain of $581 million related to this transaction. Excluding the conforming adjustment for the Washington Mutual transaction, the decline in net income from the third quarter of 2007 was driven by a significant increase in the provision for credit losses, higher noninterest expense and lower net revenue. Lower net revenue reflected markdowns related to mortgage-related positions and leveraged lending exposures in the Investment Bank, partially offset by increased net interest income. The provision for credit losses rose predominantly due to increases in the allowance for loan losses related to home equity, subprime and prime mortgage and credit card loans, as well as higher net charge-offs. The increase in noninterest expense was driven by higher compensation expense and additional operating costs relating to the Bear Stearns merger.
Net income for the first nine months of 2008 was $4.9 billion, or $1.32 per share, compared with net income of $12.4 billion, or $3.52 per share, for the first nine months of 2007. Return on common equity for the period was 5%, compared with 14% in the prior year. The lower results in the first nine months of 2008 were due to the same drivers highlighted for the third quarter — a significantly higher provision for credit losses, markdowns related to mortgage-related positions and leveraged lending exposures, and higher total noninterest expense, partially offset by increased net interest income.
The financial crisis that has plagued the U.S. markets and economy for over a year intensified in the third quarter of 2008, as did the global economic slowdown, resulting in sharp declines across most equity markets that are expected to continue into the fourth quarter of 2008. Credit volatility and the stress in financial markets resulted in the occurrence of significant events during the quarter: the U.S. federal government placed the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) under its direct control; Lehman Brothers Holdings Inc. declared bankruptcy; the Bank of America Corporation agreed to acquire Merrill Lynch & Co., Inc.; the government provided a loan to American International Group, Inc. (“AIG”) in exchange for an equity interest in AIG to prevent the insurer’s failure; and Morgan Stanley and The Goldman Sachs Group, Inc. received approval from the Federal Reserve to become federal bank holding companies. The crisis of confidence was most visible in the liquidity pressures affecting the short-term funding markets, as evidenced by the LIBOR-Fed Funds rate disparity (i.e., 3-month LIBOR rates surged over the expected Fed Funds rate). The rate disparity placed additional stress on global banking systems and economies, as LIBOR represents a key benchmark that is used to set other borrowing costs, including short-term business funding costs and rates on many types of mortgage contracts. The Federal Reserve and other global central banking authorities have responded with a series of initiatives to deal with the financial crisis and to make liquidity available to the markets, as discussed on pages 7-8 of this Form 10-Q. Labor markets continued to struggle, with the unemployment rate rising to 6.1% in September, reaching the highest level in the last five years. Economic growth contracted in the third quarter due to a decline in real consumer spending, as economic uncertainty weighed on the minds of consumers, as did high energy bills which continued to squeeze budgets, and the benefits from the tax rebates provided by the Economic Stimulus Act of 2008 came to an end.
During the third quarter of 2008, the Firm’s performance was negatively affected by the weak economic conditions and volatile financial markets. Markdowns on mortgage-related positions and leveraged lending exposures reduced net revenue in the Investment Bank. Unprecedented challenges facing the housing market resulted in a higher provision for credit losses and lower income in Retail Financial Services. A higher provision for credit losses also lowered income in Card Services. Asset Management’s net income decreased due to lower performance fees and the effect of lower markets. However, the Firm continued to show underlying business momentum, with four of its six principal lines of business delivering double-digit revenue growth. The IB maintained its #1 rankings for Global Investment Banking Fees and Global Debt, Equity and Equity-related volumes for the third quarter and first nine months of 2008; RFS increased branch production; and Commercial Banking and Treasury & Securities Services delivered double-digit net income growth.
The discussion that follows highlights the current-quarter performance of each business segment, compared with the prior-year quarter, and discusses results on a managed basis unless otherwise noted. For more information about the Washington Mutual transaction, and its effects on current quarter performance, see pages 93—98 of this Form 10-Q. For more information about managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 17—20 of this Form 10-Q .
Investment Bank net income increased compared with the third quarter of 2007, reflecting an increase in net revenue and the benefit of reduced deferred tax liabilities offset largely by increased noninterest expense. Higher net revenue was driven by record Equity Markets revenue, higher investment banking fees and increased Fixed Income Markets revenue. Fixed Income Markets revenue reflected record results in rates and currencies, and strong performance in credit trading, emerging markets, and commodities, largely offset by markdowns on mortgage-related positions and leveraged lending funded and unfunded commitments. The provision for credit losses increased slightly compared with the prior year, reflecting a weakening credit environment. The increase in noninterest expense was largely driven by higher compensation expense and additional operating costs relating to the Bear Stearns merger.
Retail Financial Services net income declined, reflecting a significant increase in the provision for credit losses in Regional Banking and higher noninterest expense in Mortgage Banking, offset partially by revenue growth in all businesses. Net revenue benefited from increased net interest income as a result of increased loan and deposit balances combined with wider deposit spreads, as well as higher net mortgage servicing revenue and higher deposit-related fees. The provision for credit losses increased as housing price declines have continued to result in significant increases in estimated losses, particularly for high loan-to-value home equity and mortgage loans, and loans in specific geographic areas that have been most heavily impacted by housing price declines. Noninterest expense rose from the prior year, reflecting higher mortgage reinsurance losses and increased servicing expense.
Card Services net income declined, driven by a higher provision for credit losses partially offset by lower noninterest expense. Managed net revenue increased slightly, as higher average managed loan balances, wider loan spreads and increased interchange income were offset predominantly by the effect of higher revenue reversals associated with higher charge-offs, increased rewards expense and higher volume-driven payments to partners. The managed provision for credit losses increased from the prior year due to a higher level of charge-offs and an increase in the allowance for loan losses. Noninterest expense declined due to lower marketing expense.
Commercial Banking net income increased, driven by record net revenue, partially offset by an increase in the provision for credit losses and higher noninterest expense. The increase in revenue resulted from double-digit growth in loan and liability balances and higher deposit-related and investment banking fees, predominantly offset by spread compression in the liability and loan portfolios. The increase in the provision for credit losses reflected a weakening credit environment and growth in loan balances. Noninterest expense increased due to higher performance-based compensation expense.

Treasury & Securities Services net income rose, driven by higher net revenue and the benefit of reduced deferred tax liabilities, predominantly offset by higher noninterest expense. Worldwide Securities Services revenue increased, driven by wider spreads on liability products and in securities lending and foreign exchange, combined with increased product usage by new and existing clients. Market depreciation partially offset these benefits. Treasury Services posted record revenue, reflecting higher liability balances as well as volume growth in electronic funds transfer products and trade loans. Noninterest expense increased, reflecting higher expense related to business and volume growth as well as continued investment in new product platforms.
Asset Management net income decreased, driven largely by lower net revenue. The decline in net revenue was due to lower performance fees and the effect of lower markets, including the impact of lower market valuations of seed capital investments. Partially offsetting these net revenue declines were the benefit of the Bear Stearns merger, higher loan and deposit balances, and wider deposit spreads. The provision for credit losses rose from the prior year, reflecting an increase in loan balances and a lower level of recoveries. Noninterest expense was flat compared with the prior year due to the effect of the Bear Stearns merger and increased headcount, offset by lower performance-based compensation.
Corporate/Private Equity reported a net loss for the quarter. The net loss included a conforming loan loss reserve provision and an extraordinary gain related to the acquisition of Washington Mutual’s banking operations. Excluding these items, the balance of the net loss resulted from significantly lower net revenue and an increase in the provision for credit losses, offset partially by a decrease in noninterest expense. The decline in net revenue was driven by a higher level of trading losses, predominantly on preferred securities of Fannie Mae and Freddie Mac; private equity losses in the current quarter compared with gains in the prior-year quarter; and a charge related to the offer to repurchase auction-rate securities from certain customers. These declines were partially offset by higher securities gains. The increase in the provision for credit losses was predominantly related to an increase in the allowance for loan losses for prime mortgage. The decrease in noninterest expense was driven by lower litigation expense.
The Firm’s managed provision for credit losses was $6.7 billion in the third quarter, including the $2.0 billion charge to conform Washington Mutual’s loan loss allowance. For the purposes of the following analysis, this charge is excluded. The managed provision for credit losses was $4.7 billion, up $2.3 billion, or 98%, from the prior year. The total consumer-managed provision for credit losses was $4.3 billion, compared with $2.0 billion in the prior year, reflecting increases in the allowance for credit losses related to home equity, subprime and prime mortgage and credit card loans, as well as higher net charge-offs. Consumer-managed net charge-offs were $3.3 billion, compared with $1.7 billion in the prior year, resulting in managed net charge-off rates of 3.39% and 1.96%, respectively. The wholesale provision for credit losses was $398 million, compared with $351 million in the prior year, due to an increase in the allowance for credit losses reflecting the effect of a weakening credit environment and loan growth. Wholesale net charge-offs were $52 million, compared with net charge-offs of $82 million, resulting in net charge-off rates of 0.10% and 0.19%, respectively. The Firm had total nonperforming assets of $9.5 billion at September 30, 2008, up from the prior-year level of $3.0 billion. Substantially all of the loans acquired from Washington Mutual that were nonperforming prior to the transaction closing are now considered to be performing based upon the provisions of SOP 03-3. For additional information, see Note 13 on pages 120—122 of this Form 10-Q.
Total stockholders’ equity at September 30, 2008, was $145.8 billion, and the Tier 1 capital ratio was 8.9%, compared with 8.4% at September 30, 2007. During the quarter, the Firm raised $11.5 billion of common equity and $1.8 billion of preferred equity.
Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s actual results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for the fourth quarter of 2008 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm and its lines of business. The Firm’s current expectations are for the global and U.S. economic environments to weaken further and potentially faster, for capital markets to remain under stress and for a continued decline in U.S. housing prices. These factors have affected, and are likely to continue to adversely impact, the Firm’s credit costs, overall business volumes and earnings.

The consumer provision for credit losses could increase substantially as a result of a higher level of losses. Given the potential stress on the consumer from rising unemployment, the continued downward pressure on housing prices and the elevated national inventory of unsold homes, management remains extremely cautious with respect to the credit outlook for home equity, mortgage and credit card portfolios. As described below, management expects continued deterioration in credit trends for the consumer portfolios, which will likely require additions to the consumer loan loss allowance in the fourth quarter of 2008. Housing price declines in specific geographic regions and slowing economic growth could continue to drive higher estimated losses and nonperforming assets for the home equity and subprime mortgage portfolios and to increasingly affect the prime mortgage segment, due in part to the high concentration of more recent (2006 and later) originations in this portfolio. Based on management’s current economic outlook, quarterly net charge-offs in the home lending portfolio, including home equity, prime, and subprime mortgages, are expected to increase in the fourth quarter of 2008 and into 2009. Management expects the managed net charge-off rate for Card Services to be 5% or above in the fourth quarter of 2008, and to increase further in 2009; potentially, the Card Services net charge-off rate could be 6% in the early part of 2009 and possibly reach 7% by the end of the year (excluding the impact resulting from the acquisition of Washington Mutual’s banking operations). These charge-off rates could increase even further if the economic environment continues to deteriorate more than current management expectations. The wholesale provision for credit losses, nonperforming assets, and charge-offs are expected to increase over time as a result of the deterioration in underlying credit conditions. The wholesale provision may also increase due to loan growth.
The Investment Bank continues to be negatively affected by the disruption in the credit and mortgage markets, as well as by overall lower levels of liquidity and wider credit spreads. The continuation of these factors could potentially lead to reduced levels of client activity, lower investment banking fees and lower trading revenue. In addition, if the Firm’s own credit spreads tighten, the change in the fair value of certain trading liabilities would also negatively affect trading results. The Firm held $12.9 billion (gross notional) of legacy leveraged loans and unfunded commitments as held-for-sale as of September 30, 2008. Markdowns averaging 29% of the gross notional value have been taken on these legacy positions as of September 30, 2008. Leveraged loans and unfunded commitments are difficult to hedge effectively, and if market conditions further deteriorate, additional markdowns may be necessary on this asset class. The Investment Bank also held, at September 30, 2008, an aggregate $8.1 billion of prime and Alt-A mortgage exposure, which is also difficult to hedge effectively, and $1.2 billion of subprime mortgage exposure. In addition, the Investment Bank had $9.3 billion of commercial mortgage-backed securities (“CMBS”) exposure. During the quarter, mortgage exposure of $4.3 billion, primarily consisting of prime loans and securities, was transferred to the Firm’s corporate investment portfolio. Even with respect to mortgage exposure that is being actively hedged, such mortgage exposures could be adversely affected by worsening market conditions, further deterioration in the housing market and market activity.
Funding markets have remained challenging, with a wide differential between prime and LIBOR rates. Management expects that if there is a continuation of this rate dislocation, Card Services net income could be significantly reduced in the fourth quarter of 2008. Earnings in Treasury & Securities Services and Asset Management will likely deteriorate if business volumes or assets under custody, management or supervision decline, volatility in certain products decreases, or spreads narrow. Given recent equity market declines, management expects that fourth quarter earnings for these market-sensitive businesses will be lower. Management also continues to believe that the net quarterly loss in Corporate could average approximately $50 million to $100 million, excluding trading results related to the Firm’s investment portfolio (which could be volatile) and credit costs related to prime mortgage exposures (which are expected to increase from third quarter levels, as discussed within the consumer outlook section above). Private Equity results, which are dependent upon the capital markets, are likely to remain depressed and continue to be negative in the fourth quarter.
Management believes the net income impact of the acquisition of Washington Mutual’s banking operations could be approximately $0.50 per share in 2009, with a pro rata portion expected in the fourth quarter of 2008. Management also believes the Firm will incur merger costs related to this transaction of approximately $500 million (after tax), with approximately $100 million (after tax) of expense recognized in the fourth quarter and the remainder incurred through 2011. Also, the Firm anticipates recognizing an after-tax gain of approximately $600 million in the fourth quarter of 2008, related to the dissolution of the Chase Paymentech Solutions, LLC joint venture on November 1, 2008.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis. Factors that related primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 85—87 of this Form 10-Q and pages 96—98 of JPMorgan Chase’s 2007 Annual Report.
Total net revenue
The following table presents the components of total net revenue.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2008	2007	Change	2008	2007	Change

Investment banking fees	$1,316	$1,336	(1)%	$4,144	$4,973	(17)%
Principal transactions	(2,763)	650	NM	(2,814)	8,850	NM
Lending & deposit-related fees	1,168	1,026	14	3,312	2,872	15
Asset management, administration and commissions	3,485	3,663	(5)	10,709	10,460	2
Securities gains	424	237	79	1,104	16	NM
Mortgage fees and related income	457	221	107	1,678	1,220	38
Credit card income	1,771	1,777	—	5,370	5,054	6
Other income	(115)	289	NM	1,576	1,360	16

Noninterest revenue	5,743	9,199	(38)	25,079	34,805	(28)
Net interest income	8,994	6,913	30	24,947	19,183	30

Total net revenue	$14,737	$16,112	(9)	$50,026	$53,988	(7)

Total net revenue for the third quarter of 2008 was $14.7 billion, down $1.4 billion, or 9%, from the prior year. The decrease was due to a significant decline in principal transactions revenue, which included net markdowns on mortgage-related positions and leveraged lending funded and unfunded commitments, losses on preferred securities of Fannie Mae and Freddie Mac, and losses on private equity investments; higher net interest income predominantly offset the decline. For the first nine months of 2008, total net revenue was $50.0 billion, down $4.0 billion, or 7%, from the prior year, largely reflecting the same drivers as the quarter, although the Firm had private equity gains in the first nine months of 2008 versus losses in the third quarter of 2008. However, these gains were lower than the gains in the first nine months of 2007. Also contributing to the decline in total net revenue were lower investment banking fees and the Firm’s share of Bear Stearns’ losses from April 8 to May 30, 2008. These were largely offset by the proceeds from the sale of Visa shares in its initial public offering and higher securities gains from the sale of MasterCard shares.
Investment banking fees were down slightly in the third quarter of 2008 compared with the third quarter of 2007. For the first nine months of 2008, fees declined from the record level of the comparable period last year due to lower debt underwriting fees and advisory fees, which were both at record levels in the first nine months of 2007. For a further discussion of investment banking fees, which are primarily recorded in IB, see the IB segment results on pages 22—25 of this Form 10-Q.
Principal transactions revenue consists of trading revenue and private equity gains. The Firm’s trading activities in the third quarter and first nine months of 2008 decreased significantly from the comparable periods of 2007. The decrease in the third quarter was largely driven by mortgage-related net markdowns of $2.6 billion and net markdowns on leveraged lending funded and unfunded commitments of $1.0 billion, as well as losses of $1.0 billion on preferred securities of Fannie Mae and Freddie Mac. Partially offsetting the decline in trading revenue were record results in rates and currencies, strong performance in credit trading, emerging markets and commodities, strong equity trading and client revenue, and total gains of $956 million from the widening of the Firm’s credit spread on certain structured liabilities and derivatives compared with $582 million for the third quarter of 2007. The decline in trading revenue for the first nine months of 2008 was due to the aforementioned significant markdowns, including $4.7 billion on mortgage-related positions as well as $2.8 billion on leveraged lending funded and unfunded commitments. These markdowns were offset partially by strong performances in the aforementioned trading products, as well as total gains of $2.8 billion from the widening of the Firm’s credit spread on certain structured liabilities and derivatives compared with $955 million for the first nine months of 2007. Private equity gains also declined compared with the third quarter and first nine months of 2007, driven by a net loss in the third quarter of 2008, and lower net gains for the first nine months. In addition, the first quarter of 2007 included a fair value adjustment related to the adoption of SFAS 157. For a further discussion of principal transactions revenue, see the IB and Corporate/Private Equity segment results on pages 22—25 and 47—49, respectively, and Note 5 on pages 111—113 of this Form 10-Q.

Lending & deposit-related fees rose from the third quarter and first nine months of 2007, predominantly resulting from higher deposit-related fees. For a further discussion of lending & deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 26—32 the TSS segment results on pages 40—42, and the CB segment results on pages 37—39 of this Form 10-Q.
The decrease in asset management, administration and commissions revenue compared with the third quarter of 2007 was largely due to lower asset management fees in AM as a result of lower performance fees and the effect of lower markets. This decline was partially offset by higher commissions revenue driven by higher brokerage transaction volume (primarily included within equity markets revenue of IB). For the first nine months of 2008, asset management, administration and commissions revenue increased due predominantly to higher commissions revenue and the absence of a charge in RFS in the first quarter of 2007 associated with the accelerated surrenders of customer annuity contracts. TSS also contributed to the increase in asset management, administration and commissions, driven by the benefit of short-term interest rates in securities lending and increased product usage by new and existing clients (largely in custody, funds services and depositary receipts). These results were partially offset by lower asset management fees in AM as a result of lower performance fees and the effect of lower markets. For additional information on these fees and commissions, see the segment discussions for IB on pages 22—25, RFS on pages 26—32, TSS on pages 40—42, and AM on pages 43—46, of this Form 10-Q.
The increase in securities gains for the third quarter of 2008, compared with the same period in 2007, was due to the repositioning of the Corporate investment securities portfolio, partially offset by gains of $115 million recognized in 2007 from the sale of MasterCard shares and marketable securities received from loan workouts in IB. In the first nine months of 2008, securities gains increased due to the repositioning of the Corporate investment securities portfolio and higher gains from the sale of MasterCard shares. For a further discussion of securities gains, which are mostly recorded in the Firm’s Corporate business, see the Corporate/Private Equity segment discussion on pages 47—49 of this Form 10-Q.
Mortgage fees and related income increased from the third quarter and first nine months of 2007, driven by higher net mortgage servicing revenue, which benefited from increased loan servicing revenue and an improvement in mortgage servicing rights (“MSR”) risk management results, and higher production revenue, which reflected lower markdowns on the mortgage warehouse and pipeline. These increases were offset partially by increased reserves related to the repurchase of previously sold loans. For the first nine months of 2008, production revenue was also positively impacted by higher loan originations. For a discussion of mortgage fees and related income, which is recorded primarily in RFS’ Mortgage Banking business, see the Mortgage Banking discussion on pages 30—31 of this Form 10-Q.
Credit card income decreased slightly from the third quarter of 2007, driven primarily by lower servicing fees earned in connection with CS securitization activities, which were negatively affected by higher credit losses on securitized credit card loans. Also contributing to the decrease in credit card income were increased expense related to rewards programs and higher volume-driven payments to partners. Partially offsetting the declines was higher interchange income as a result of an increase in customer charge volume. Credit card income rose in the first nine months of 2008 due to increased servicing fees, which reflected the impact of a higher level of securitized receivables, and an increase in interchange income. Higher customer charge volume in CS and higher debit card transaction volume in RFS drove the increase in interchange income. These results were partially offset by the increases in volume-driven payments to partners and expense related to rewards programs. For a further discussion of credit card income, see CS’ segment results on pages 33—36 of this Form 10-Q.
The decline in other income from the third quarter of 2007 was predominantly due to a $375 million charge related to the offer to repurchase auction-rate securities at par, markdowns on certain investments, including seed capital in AM, lower gains on education loan sales and higher losses on other real estate owned, partially offset by higher gains on sales of certain assets. For the first nine months of 2008, other income increased due predominantly to the proceeds from the sale of Visa shares in its initial public offering ($1.5 billion pretax), higher automobile operating lease revenue and credit card net securitization gains. The increase in other income was partially offset by losses of $423 million (after-tax) reflecting the Firm’s 49.4% ownership in Bear Stearns’ losses from April 8 to May 30, 2008, and the net negative impact of the aforementioned drivers of the decline in other income in the third quarter of 2008.
Net interest income rose from the third quarter and first nine months of 2007, due predominantly to the following: higher trading-related net interest income, higher wholesale and consumer loan balances, growth in liability and deposit balances in the wholesale and consumer businesses, wider spreads on credit card balances and deposit balances in RFS and AM, and a wider net interest spread in the Corporate business. These benefits were offset partially by spread compression on deposit and liability products in CB. The Firm’s total average interest-earning assets for the third quarter of 2008 were $1.3 trillion, up 16% from the third quarter of 2007. The increase was predominantly driven by higher loans, securities borrowed, other assets, federal funds sold and securities purchased under resale agreements and available-for-sale (“AFS”) securities, predominantly offset by lower trading assets — debt instruments. The net interest yield on these assets, on a fully taxable equivalent basis, was 2.73%, an increase of 30 basis points from the third quarter of 2007. The Firm’s total average interest earning assets for the first nine months of 2008 were $1.3 trillion, up 15% from the first nine months of 2007, driven by the same factors as drove the 2008 third quarter results, as well as by higher trading assets — debt instruments and higher deposits with banks. The net interest yield on these assets, on a fully taxable equivalent basis, was 2.68%, an increase of 31 basis points from the first nine months of 2007.

Provision for credit losses	Three months ended September 30,			Nine months ended September 30,
(in millions)	2008	2007	Change	2008	2007	Change

Wholesale:
Provision for credit losses	$398	$351	13%	$1,650	$626	164%
Provision for credit losses — accounting conformity(a)	564	—	NM	564	—	NM

Total wholesale provision for credit losses	962	351	174	2,214	626	254

Consumer:
Provision for credit losses	3,413	1,434	138	10,040	3,696	172
Provision for credit losses — accounting conformity(a)	1,412	—	NM	1,412	—	NM

Total consumer provision for credit losses	4,825	1,434	236	11,452	3,696	210

Total provision for credit losses	$5,787	$1,785	224	$13,666	$4,322	216

(a)	The third quarter of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.
Provision for credit losses
The provision for credit losses in the third quarter and first nine months of 2008 rose significantly when compared with the prior-year periods due to increases in both the consumer and wholesale provisions. Affecting both the consumer and wholesale provisions was a $2.0 billion charge to conform Washington Mutual’s loan loss allowance. In addition, the consumer provision reflected higher estimated losses for the home equity, subprime mortgage, prime mortgage and credit card loan portfolios. The additional increase in the wholesale provision was driven by the effect of a weakening credit environment and loan growth. The wholesale provision for the first nine months of 2008 also included the effect of the transfer of funded and unfunded leverage lending commitments to retained loans from held-for-sale. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 26—32, CS on pages 33—36, IB on pages 22—25, CB on pages 37—39 and Credit Risk Management on pages 64—80 of this Form 10-Q.
Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2008	2007	Change	2008	2007	Change

Compensation expense	$5,858	$4,677	25%	$17,722	$17,220	3%
Occupancy expense	766	657	17	2,083	1,949	7
Technology, communications and equipment expense	1,112	950	17	3,108	2,793	11
Professional & outside services	1,451	1,260	15	4,234	3,719	14
Marketing	453	561	(19)	1,412	1,500	(6)
Other expense	1,096	812	35	2,498	2,560	(2)
Amortization of intangibles	305	349	(13)	937	1,055	(11)
Merger costs	96	61	57	251	187	34

Total noninterest expense	$11,137	$9,327	19	$32,245	$30,983	4

Total noninterest expense for the third quarter of 2008 was $11.1 billion, up $1.8 billion, or 19%, from the third quarter of 2007. For the first nine months of 2008, total noninterest expense was $32.2 billion, up $1.3 billion, or 4%, from the prior year. The increase in both periods was driven by higher compensation expense and additional operating costs relating to the Bear Stearns’ merger, partially offset in the first nine months of 2008 by lower performance-based incentives.
The increase in Compensation expense for the third quarter and first nine months of 2008 was predominantly driven by the merger with Bear Stearns and additional headcount due to investments in the businesses. The increase in compensation expense for the first nine months of 2008 was partially offset by lower performance-based incentives.
The increase in occupancy expense from the third quarter and first nine months of 2007 was driven by the merger with Bear Stearns.
Technology, communications and equipment expense increased compared with the third quarter and first nine months of 2007, due to additional operating costs related to the Bear Stearns merger, the impact of business and volume growth and increased depreciation expense on owned automobiles subject to operating leases in the Auto Finance business.
Professional & outside services rose from the third quarter and first nine months of 2007, reflecting higher expense related to business and volume growth, including higher brokerage expense in IB, partly from the Bear Stearns merger, and continued investment in new product platforms in TSS.
Marketing expense declined compared with the third quarter and first nine months of 2007, reflecting lower credit card and retail marketing expense.
The increase in other expense from the third quarter of 2007 was due to higher mortgage reinsurance losses, increased mortgage servicing expense and the effect of the Bear Stearns merger, partially offset by a net reduction in litigation expense. For the first nine months of 2008, other expense declined due largely to a net reduction of litigation expense, offset partially by the aforementioned items.
For a discussion of amortization of intangibles and merger costs, refer to Note 18 and Note 10 on pages 135—137 and 117, respectively, of this Form 10-Q.
Income tax expense
The Firm’s income (loss) before income tax expense and extraordinary gain, income tax expense (benefit) and effective tax rate were as follows for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except rate)	2008	2007	2008	2007

Income (loss) before income tax expense and extraordinary gain	$(2,187)	$5,000	$4,115	$18,683
Income tax expense (benefit)	(2,133)	1,627	(207)	6,289
Effective tax rate	97.5%	32.5%	(5.0)	33.7%

The change in the effective tax rate for the third quarter and first nine months of 2008, compared with the same periods for 2007, was the result of lower reported pretax income combined with an increased proportion of income that was not subject to U.S. federal income taxes, increased tax credits, and the realization of a $927 million benefit from the release of deferred tax liabilities associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely, which is discussed further in Note 26 on page 144 of this Form 10-Q.
Extraordinary gain
The Firm recorded an extraordinary gain of $581 million in the third quarter of 2008 associated with the acquisition of the banking operations of Washington Mutual. The transaction is being accounted for under the purchase method of accounting in accordance with SFAS 141. The adjusted net asset value of the banking operations after purchase accounting adjustments was higher than the consideration paid by JPMorgan Chase, resulting in an extraordinary gain. There were no extraordinary gains recorded in any other period in 2007 or 2008.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 89—92 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with SFAS 140 remain on the Consolidated Balance Sheets and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based upon managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis results for CS, see CS segment results on pages 33—36 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 16 on pages 124—130 of this Form 10-Q.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30, 2008
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$1,316	$—	$—	$1,316
Principal transactions	(2,763)	—	—	(2,763)
Lending & deposit-related fees	1,168	—	—	1,168
Asset management, administration and commissions	3,485	—	—	3,485
Securities gains	424	—	—	424
Mortgage fees and related income	457	—	—	457
Credit card income	1,771	(843)	—	928
Other income	(115)	—	323	208

Noninterest revenue	5,743	(843)	323	5,223
Net interest income	8,994	1,716	155	10,865

Total net revenue	14,737	873	478	16,088
Provision for credit losses	3,811	873	—	4,684
Provision for credit losses — accounting conformity(a)	1,976	—	—	1,976
Noninterest expense	11,137	—	—	11,137

Income (loss) before income tax expense (benefit) and extraordinary gain	(2,187)	—	478	(1,709)
Income tax expense (benefit)	(2,133)	—	478	(1,655)

Income (loss) before extraordinary gain	(54)	—	—	(54)
Extraordinary gain	581	—	—	581

Net income	$527	$—	$—	$527

Diluted earnings (loss) per share(b)	$(0.06)	$—	$—	$(0.06)

Return on common equity(b)	(1)%	—%	—%	(1)%
Return on equity less goodwill(b)	(1)	—	—	(1)
Return on assets(b)	(0.01)	NM	NM	(0.01)
Overhead ratio	76	NM	NM	69

	Three months ended September 30, 2007
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$1,336	$—	$—	$1,336
Principal transactions	650	—	—	650
Lending & deposit-related fees	1,026	—	—	1,026
Asset management, administration and commissions	3,663	—	—	3,663
Securities gains	237	—	—	237
Mortgage fees and related income	221	—	—	221
Credit card income	1,777	(836)	—	941
Other income	289	—	192	481

Noninterest revenue	9,199	(836)	192	8,555
Net interest income	6,913	1,414	95	8,422

Total net revenue	16,112	578	287	16,977
Provision for credit losses	1,785	578	—	2,363
Noninterest expense	9,327	—	—	9,327

Income before income tax expense and extraordinary gain	5,000	—	287	5,287
Income tax expense	1,627	—	287	1,914

Income before extraordinary gain	3,373	—	—	3,373
Extraordinary gain	—	—	—	—

Net income	$3,373	$—	$—	$3,373

Diluted earnings per share(b)	$0.97	$—	$—	$0.97

Return on common equity(b)	11%	—%	—%	11%
Return on equity less goodwill(b)	18	—	—	18
Return on assets(b)	0.91	NM	NM	0.87
Overhead ratio	58	NM	NM	55

	Nine months ended September 30, 2008
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$4,144	$—	$—	$4,144
Principal transactions	(2,814)	—	—	(2,814)
Lending & deposit-related fees	3,312	—	—	3,312
Asset management, administration and commissions	10,709	—	—	10,709
Securities gains	1,104	—	—	1,104
Mortgage fees and related income	1,678	—	—	1,678
Credit card income	5,370	(2,623)	—	2,747
Other income	1,576	—	773	2,349

Noninterest revenue	25,079	(2,623)	773	23,229
Net interest income	24,947	5,007	481	30,435

Total net revenue	50,026	2,384	1,254	53,664
Provision for credit losses	11,690	2,384	—	14,074
Provision for credit losses — accounting conformity(a)	1,976	—	—	1,976
Noninterest expense	32,245	—	—	32,245

Income before income tax expense (benefit) and extraordinary gain	4,115	—	1,254	5,369
Income tax expense (benefit)	(207)	—	1,254	1,047

Income before extraordinary gain	4,322	—	—	4,322
Extraordinary gain	581	—	—	581

Net income	$4,903	$—	$—	$4,903

Diluted earnings per share(b)	$1.15	$—	$—	$1.15

Return on common equity(b)	4%	—%	—%	4%
Return on equity less goodwill(b)	7	—	—	7
Return on assets(b)	0.35	NM	NM	0.33
Overhead ratio	64	NM	NM	60

	Nine months ended September 30, 2007
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratio data)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$4,973	$—	$—	$4,973
Principal transactions	8,850	—	—	8,850
Lending & deposit-related fees	2,872	—	—	2,872
Asset management, administration and commissions	10,460	—	—	10,460
Securities gains	16	—	—	16
Mortgage fees and related income	1,220	—	—	1,220
Credit card income	5,054	(2,370)	—	2,684
Other income	1,360	—	501	1,861

Noninterest revenue	34,805	(2,370)	501	32,936
Net interest income	19,183	4,131	287	23,601

Total net revenue	53,988	1,761	788	56,537
Provision for credit losses	4,322	1,761	—	6,083
Noninterest expense	30,983	—	—	30,983

Income before income tax expense and extraordinary gain	18,683	—	788	19,471
Income tax expense	6,289	—	788	7,077

Income before extraordinary gain	12,394	—	—	12,394
Extraordinary gain	—	—	—	—

Net income	$12,394	$—	$—	$12,394

Diluted earnings per share(b)	$3.52	$—	$—	$3.52

Return on common equity(b)	14%	—%	—%	14%
Return on equity less goodwill(b)	23	—	—	23
Return on assets(b)	1.16	NM	NM	1.11
Overhead ratio	57	NM	NM	55

Three months ended September 30,	2008				2007
(in millions)	Reported	Securitized		Managed	Reported	Securitized	Managed

Loans — Period-end	$761,381	$93,664	(d)	$855,045	$486,320	$69,643	$555,963
Total assets — average	1,756,359	75,712		1,832,071	1,477,334	66,100	1,543,434

Nine months ended September 30,	2008				2007
(in millions)	Reported	Securitized		Managed	Reported	Securitized	Managed

Loans — Period-end	$761,381	$93,664	(d)	$855,045	$486,320	$69,643	$555,963
Total assets — average	1,665,285	73,966		1,739,251	1,429,772	65,715	1,495,487

(a)	The third quarter of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.
(b)	Based upon income (loss) before extraordinary gain.
(c)	Credit card securitizations affect CS. See pages 33—36 of this Form 10-Q for further information.
(d)	Included securitized loans acquired in the Washington Mutual transaction of $11.9 billion at September 30, 2008.

BUSINESS SEGMENT RESULTS

The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based upon the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For further discussion of Business Segment Results, see pages 38—39 of JPMorgan Chase’s 2007 Annual Report.
As part of the Bear Stearns merger integration, the businesses of Bear Stearns were reviewed and aligned with the business segments of JPMorgan Chase. The Merger predominantly affected the IB and AM lines of business. The impact of the Merger on the JPMorgan Chase business segments is discussed in the segment results of the applicable line of business.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. For a further discussion of those methodologies, see Business Segment Results — Description of business segment reporting methodology on page 38 of JPMorgan Chase’s 2007 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Capital allocation
Line of business equity increased during the second quarter of 2008 in IB and AM due to the Bear Stearns merger, and for AM, the purchase of the additional equity interest in Highbridge. At the end of the third quarter of 2008, equity was increased for each line of business with a view toward the future implementation of the new Basel II capital rules. For further details on these rules, see Basel II on page 57 of this Form 10-Q. In addition, capital allocated to RFS, CS, and CB was increased as a result of the acquisition of Washington Mutual’s banking operations.

Effect of Washington Mutual on business segment presentation
The effects of Washington Mutual’s banking operations are not included in the following business segment results as such operations did not have a material effect on the results of the quarter ended September 30, 2008, except with respect to the charge to conform Washington Mutual’s loan loss reserves and the extraordinary gain related to the transaction, both of which are reflected for JPMorgan Chase in the Corporate/Private Equity segment. Information regarding Washington Mutual’s banking operations is presented in this section on pages 49—50 of this Form 10-Q.
Segment Results — Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

Three months ended										Return
September 30,	Total net revenue			Noninterest expense			Net income (loss)			on equity
(in millions, except ratios)	2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007

Investment Bank	$4,035	$2,946	37%	$3,816	$2,378	60%	$882	$296	198%	13%	6%
Retail Financial Services	4,875	4,201	16	2,772	2,469	12	247	639	(61)	6	16
Card Services	3,887	3,867	1	1,194	1,262	(5)	292	786	(63)	8	22
Commercial Banking	1,125	1,009	11	486	473	3	312	258	21	18	15
Treasury & Securities Services	1,953	1,748	12	1,339	1,134	18	406	360	13	46	48
Asset Management	1,961	2,205	(11)	1,362	1,366	—	351	521	(33)	25	52
Corporate/Private Equity(b)	(1,748)	1,001	NM	168	245	(31)	(1,963)	513	NM	NM	NM

Total	$16,088	$16,977	(5)%	$11,137	$9,327	19%	$527	$3,373	(84)%	1%	11%

Nine months ended										Return
September 30,	Total net revenue			Noninterest expense			Net income (loss)			on equity
(in millions, except ratios)	2008	2007	Change	2008	2007	Change	2008	2007	Change	2008	2007

Investment Bank	$12,516	$14,998	(17)%	$11,103	$10,063	10%	$1,189	$3,015	(61)%	7%	19%
Retail Financial Services	14,592	12,664	15	8,012	7,360	9	626	2,283	(73)	5	19
Card Services	11,566	11,264	3	3,651	3,691	(1)	1,151	2,310	(50)	11	22
Commercial Banking	3,298	3,019	9	1,447	1,454	—	959	846	13	18	18
Treasury & Securities Services	5,885	5,015	17	3,884	3,358	16	1,234	975	27	47	43
Asset Management	5,926	6,246	(5)	4,085	3,956	3	1,102	1,439	(23)	28	50
Corporate/Private Equity(b)	(119)	3,331	NM	63	1,101	(94)	(1,358)	1,526	NM	NM	NM

Total	$53,664	$56,537	(5)%	$32,245	$30,983	4%	$4,903	$12,394	(60)%	5%	14%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.
(b)
The third quarter of 2008 included an accounting conformity loan loss reserve provision of $1.2 billion (after-tax) and an extraordinary gain of $581 million related to the Washington Mutual transaction, as well as losses on preferred equity interests in Fannie Mae and Freddie Mac.

INVESTMENT BANK

For a discussion of the business profile of the IB, see pages 40—42 of JPMorgan Chase’s 2007 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Revenue
Investment banking fees	$1,593	$1,330	20%	$4,534	$4,959	(9)%
Principal transactions	(922)	(435)	(112)	(882)	5,032	NM
Lending & deposit-related fees	118	118	—	325	304	7
Asset management, administration and commissions	847	712	19	2,300	1,996	15
All other income	(279)	(76)	(267)	(571)	88	NM

Noninterest revenue	1,357	1,649	(18)	5,706	12,379	(54)
Net interest income	2,678	1,297	106	6,810	2,619	160

Total net revenue(a)	4,035	2,946	37	12,516	14,998	(17)
Provision for credit losses	234	227	3	1,250	454	175
Credit reimbursement from TSS(b)	31	31	—	91	91	—
Noninterest expense
Compensation expense	2,162	1,178	84	6,535	6,404	2
Noncompensation expense	1,654	1,200	38	4,568	3,659	25

Total noninterest expense	3,816	2,378	60	11,103	10,063	10

Income (loss) before income tax expense	16	372	(96)	254	4,572	(94)
Income tax expense (benefit)(c)	(866)	76	NM	(935)	1,557	NM

Net income (loss)	$882	$296	198	$1,189	$3,015	(61)

Financial ratios
ROE	13%	6%		7%	19%
ROA	0.39	0.17		0.19	0.59
Overhead ratio	95	81		89	67
Compensation expense as a % of total net revenue	54	40		52	43

Revenue by business
Investment banking fees:
Advisory	$576	$595	(3)	$1,429	$1,627	(12)
Equity underwriting	518	267	94	1,419	1,169	21
Debt underwriting	499	468	7	1,686	2,163	(22)

Total investment banking fees	1,593	1,330	20	4,534	4,959	(9)
Fixed income markets	815	687	19	3,628	5,724	(37)
Equity markets	1,650	537	207	3,705	3,325	11
Credit portfolio	(23)	392	NM	649	990	(34)

Total net revenue	$4,035	$2,946	37	$12,516	$14,998	(17)

Revenue by region
Americas	$1,052	$1,016	4	$4,753	$7,037	(32)
Europe/Middle East/Africa	2,509	1,389	81	5,662	5,967	(5)
Asia/Pacific	474	541	(12)	2,101	1,994	5

Total net revenue	$4,035	$2,946	37	$12,516	$14,998	(17)

(a)
Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing investments and tax-exempt income from municipal bond investments of $427 million and $255 million for the quarters ended September 30, 2008 and 2007, respectively, and $1.1 billion and $697 million for year-to-date 2008 and 2007, respectively.

(b)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.
(c)	The income tax benefit in the third quarter and year-to-date 2008 is predominantly the result of reduced deferred tax liabilities on overseas earnings.

Quarterly results
Net income was $882 million, an increase of $586 million from the prior year. The improved results reflected an increase in net revenue and the benefit of reduced deferred tax liabilities offset largely by increased noninterest expense.
Net revenue was $4.0 billion, an increase of $1.1 billion, or 37%, from the prior year. Investment banking fees were $1.6 billion, up 20% from the prior year. Advisory fees were $576 million, down 3% from the prior year, reflecting decreased levels of activity. Debt underwriting fees were $499 million, up 7%. Equity underwriting fees were $518 million, up 94% from the prior year. Fixed Income Markets revenue was $815 million, up 19% from the prior year. The increase was driven by record results in rates and currencies, and strong performance in credit trading, emerging markets, and commodities, as well as gains of $343 million from the widening of the Firm’s credit spread on certain structured liabilities. Largely offsetting these results were mortgage-related net markdowns of $2.6 billion, as well as $1.0 billion of net markdowns on leveraged lending funded and unfunded commitments. Equity Markets revenue was a record $1.7 billion, up $1.1 billion from the prior year, driven by strong trading results and client revenue, as well as a gain of $429 million from the widening of the Firm’s credit spread on certain structured liabilities. Credit Portfolio revenue was a loss of $23 million, down $415 million from the prior year, reflecting net markdowns due to wider counterparty credit spreads and fewer gains from loan workouts, largely offset by higher net interest income and increased revenue from risk management activities.
The provision for credit losses was $234 million, compared with $227 million in the prior year, reflecting a weakening credit environment. Net charge-offs were $13 million, compared with $67 million in the prior year. The allowance for loan losses to total average loans retained was 3.85% for the current quarter, an increase from 1.80% in the prior year.
Average loans retained were $69.0 billion, an increase of $7.1 billion, or 11%, from the prior year, largely driven by growth in acquisition finance activity, including leveraged lending. Average fair value and held-for-sale loans were $17.6 billion, up $297 million, or 2%, from the prior year.
Noninterest expense was $3.8 billion, an increase of $1.4 billion, or 60%, from the prior year, largely driven by higher compensation expense and additional operating costs relating to the Bear Stearns merger.
Year-to-date results
Net income was $1.2 billion, down 61%, or $1.8 billion, from the prior year. The lower results reflected a decline in total net revenue and higher noninterest expense and provision for credit losses, partially offset by the benefit of reduced deferred tax liabilities.
Total net revenue was $12.5 billion, a decrease of $2.5 billion, or 17%, from the prior year. Investment banking fees were $4.5 billion, down 9% from the prior year, predominantly reflecting lower debt underwriting and advisory fees. Debt underwriting fees of $1.7 billion were down 22%, driven by lower loan syndication and bond underwriting fees, reflecting market conditions. Advisory fees of $1.4 billion were down 12% from the prior year reflecting decreased levels of activity. Equity underwriting fees were $1.4 billion, an increase of 21% from the prior year. Fixed Income Markets revenue was $3.6 billion, down $2.1 billion, or 37%, from the prior year driven largely by mortgage-related net markdowns of approximately $4.7 billion and net markdowns of $2.8 billion on leveraged lending funded and unfunded commitments. These markdowns were partially offset by strong performance in credit trading, commodities, rates, and emerging markets as well as gains of $1.2 billion from the widening of the Firm’s credit spread on certain structured liabilities. Equity Markets revenue was $3.7 billion, up $380 million, or 11% from the prior year, driven by strong trading results and client revenue, as well as a gain of $865 million from the widening of the Firm’s credit spread on certain structured liabilities. Credit Portfolio revenue was $649 million, down $341 million, or 34% from the prior year, reflecting net markdowns due to wider counterparty credit spreads and fewer gains from loan workouts, largely offset by higher net interest income and increased revenue from risk management activities.
The provision for credit losses was $1.3 billion, compared with $454 million in the prior year, primarily reflecting an increase in the allowance for credit losses due to the effect of a weakening credit environment as well as the effect of the transfer of funded and unfunded leverage lending commitments to retained loans from held-for-sale. The allowance for loan losses to total average loans retained was 3.63% compared with 1.85% in the prior year.
Total average loans retained were $73.1 billion, an increase of $13.1 billion, or 22%, from the prior year, principally driven by growth in acquisition finance activity, including leveraged lending, as well as liquidity financing. Average fair value and held-for-sale loans were $19.2 billion, up $3.9 billion, or 26%, from the prior year.
Noninterest expense was $11.1 billion, an increase of $1.0 billion, or 10%, from the prior year, driven by higher noncompensation expense and the Bear Stearns merger.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratio data)	2008	2007	Change	2008	2007	Change

Selected ending balances
Equity	$33,000	$21,000	57%	$33,000	$21,000	57%
Selected average balances
Total assets	$890,040	$710,665	25	$820,497	$688,730	19
Trading assets—debt and equity instruments	360,821	372,212	(3)	365,802	355,708	3
Trading assets—derivatives receivables	105,462	63,017	67	98,390	59,336	66
Loans:
Loans retained(a)	69,022	61,919	11	73,107	59,996	22
Loans held-for-sale and loans at fair value	17,612	17,315	2	19,215	15,278	26

Total loans	86,634	79,234	9	92,322	75,274	23
Adjusted assets(b)	694,459	625,619	11	677,945	600,688	13
Equity	26,000	21,000	24	23,781	21,000	13

Headcount	30,989	25,691	21	30,989	25,691	21

Credit data and quality statistics
Net charge-offs (recoveries)	$13	$67	(81)	$18	$45	(60)
Nonperforming assets:
Nonperforming loans(c)	436	265	65	436	265	65
Other nonperforming assets	147	60	145	147	60	145
Allowance for credit losses:
Allowance for loan losses	2,654	1,112	139	2,654	1,112	139
Allowance for lending-related commitments	463	568	(18)	463	568	(18)

Total allowance for credit losses	3,117	1,680	86	3,117	1,680	86

Net charge-off (recovery) rate(c)(d)	0.07%	0.43%		0.03%	0.10%
Allowance for loan losses to average loans(c)(d)	3.85	1.80		3.63 (i)	1.85
Allowance for loan losses to nonperforming loans(c)	657	585		657	585
Nonperforming loans to average loans	0.50	0.33		0.47	0.35
Market risk—average trading and credit portfolio VaR(e)
By risk type:
Fixed income	$183	$98	87	$150	$72	108
Foreign exchange	20	23	(13)	27	21	29
Equities	80	35	129	47	43	9
Commodities and other	41	28	46	33	34	(3)
Diversification(f)	(104)	(72)	(44)	(95)	(68)	(40)

Total trading VaR(g)	220	112	96	162	102	59
Credit portfolio VaR(h)	47	17	176	38	14	171
Diversification(f)	(49)	(22)	(123)	(39)	(16)	(144)

Total trading and credit portfolio VaR	$218	$107	104	$161	$100	61

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans at fair value.
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

(c)
Nonperforming loans included loans held-for-sale and loans at fair value of $32 million and $75 million at September 30, 2008 and 2007, respectively, which were excluded from the allowance coverage ratios. Nonperforming loans excluded distressed loans held-for-sale that were purchased as part of IB’s proprietary activities.

(d)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off (recovery) rate.
(e)
Results for year-to-date 2008 include four months of the combined Firm’s (JPMorgan Chase’s and Bear Stearns’) results and five months of heritage JPMorgan Chase results. All prior periods reflect heritage JPMorgan Chase results. For a more complete description of value-at-risk (“VaR”), see pages 80—84 of this Form 10-Q.

(f)
Average VaRs were less than the sum of the VaRs of their market risk components, which was due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is usually less than the sum of the risks of the positions themselves.

(g)
Trading VaR includes predominantly all trading activities in IB; however, particular risk parameters of certain products are not fully captured, for example, correlation risk or the credit spread sensitivity of certain mortgage products. Trading VaR does not include VaR related to held-for-sale funded loans and unfunded commitments, nor the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 83 of this Form 10-Q for further details. Trading VaR also does not include the MSR portfolio or VaR related to other corporate functions, such as Corporate/Private Equity.

(h)
Included VaR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which were all reported in principal transactions revenue. This VaR does not include the retained loan portfolio.

(i)
Excluding the impact of a loan originated in March 2008 to Bear Stearns, the adjusted ratio would be 3.76% for year-to-date 2008. The average balance of the loan extended to Bear Stearns was $2.6 billion for year-to-date 2008. The allowance for loan losses to period-end loans was 3.70% at September 30, 2008.

According to Thomson Reuters, for the first nine months of 2008, the Firm was ranked #1 in Global Debt, Equity and Equity-Related; #1 in Global Equity and Equity-Related; #1 in Global Syndicated Loans; #1 in Global Long-Term Debt and #3 in Global Announced M&A based upon volume.

	Nine months ended September 30, 2008		Full Year 2007
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	10%	#1	8%	#2
Global syndicated loans	12	#1	13	#1
Global long-term debt(b)	9	#1	7	#3
Global equity and equity-related(c)	12	#1	9	#2
Global announced M&A(d)	24	#3	27	#4
U.S. debt, equity and equity-related	15	#1	10	#2
U.S. syndicated loans	27	#1	24	#1
U.S. long-term debt(b)	15	#1	10	#2
U.S. equity and equity-related(c)	17	#1	11	#5
U.S. announced M&A(d)	33	#3	28	#3

(a)	Source: Thomson Reuters. The results for the nine months ended September 30, 2008, are pro forma for the merger with Bear Stearns. Full-year 2007 results represent heritage JPMorgan Chase only.
(b)	Includes asset-backed securities, mortgage-backed securities and municipal securities.
(c)	Includes rights offerings; U.S. domiciled equity and equity-related transactions.
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

RETAIL FINANCIAL SERVICES

For a discussion of the business profile of RFS, see pages 43—48 of JPMorgan Chase’s 2007 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Revenue
Lending & deposit-related fees	$538	$492	9%	$1,496	$1,385	8%
Asset management, administration and commissions	346	336	3	1,098	943	16
Mortgage fees and related income	437	229	91	1,658	1,206	37
Credit card income	204	167	22	572	472	21
Other income	206	296	(30)	558	687	(19)

Noninterest revenue	1,731	1,520	14	5,382	4,693	15
Net interest income	3,144	2,681	17	9,210	7,971	16

Total net revenue	4,875	4,201	16	14,592	12,664	15

Provision for credit losses	1,678	680	147	5,502	1,559	253

Noninterest expense
Compensation expense	1,120	1,087	3	3,464	3,256	6
Noncompensation expense	1,552	1,265	23	4,248	3,753	13
Amortization of intangibles	100	117	(15)	300	351	(15)

Total noninterest expense	2,772	2,469	12	8,012	7,360	9

Income before income tax expense	425	1,052	(60)	1,078	3,745	(71)
Income tax expense	178	413	(57)	452	1,462	(69)

Net income	$247	$639	(61)	$626	$2,283	(73)

Financial ratios
ROE	6%	16%		5%	19%
Overhead ratio	57	59		55	58
Overhead ratio excluding core deposit intangibles(a)	55	56		53	55

(a)
Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This ratio excludes Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $99 million and $116 million for the quarters ended September 30, 2008 and 2007, respectively, and $297 million and $347 million for year-to-date September 30, 2008 and 2007, respectively.

Quarterly results
Net income was $247 million, a decrease of $392 million, or 61%, reflecting a significant increase in the provision for credit losses in Regional Banking and higher noninterest expense in Mortgage Banking. These factors were offset partially by revenue growth in all businesses.
Net revenue was $4.9 billion, an increase of $674 million, or 16%, from the prior year. Net interest income was $3.1 billion, up $463 million, or 17%, due to higher loan and deposit balances and wider deposit spreads. Noninterest revenue was $1.7 billion, up $211 million, or 14%, as higher net mortgage servicing revenue and increased deposit-related fees were offset partially by declines in education loan sales.
The provision for credit losses was $1.7 billion, as housing price declines have continued to result in significant increases in estimated losses, particularly for high loan-to-value home equity and mortgage loans. Home equity net charge-offs were $663 million (2.78% net charge-off rate), compared with $150 million (0.65% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $273 million (7.65% net charge-off rate), compared with $40 million (1.62% net charge-off rate) in the prior year. Prime mortgage net charge-offs (including net charge-offs reflected in the Corporate segment) were $177 million (1.51% net charge-off rate), compared with $9 million (0.11% net charge-off rate) in the prior year. The current-quarter provision includes an increase in the allowance for loan losses of $450 million due to increases in estimated losses in the subprime and home equity mortgage portfolios. An additional $250 million increase in the allowance for loan losses for prime mortgage loans has been reflected in the Corporate segment.

Noninterest expense was $2.8 billion, an increase of $303 million, or 12%, from the prior year, reflecting higher mortgage reinsurance losses and increased servicing expense.
Year-to-date results
Net income was $626 million, a decrease of $1.7 billion, or 73%, reflecting a significant increase in the provision for credit losses in Regional Banking and higher noninterest expense in Mortgage Banking. These factors were offset partially by revenue growth in all businesses.
Net revenue was $14.6 billion, an increase of $1.9 billion, or 15%, from the prior year. Net interest income was $9.2 billion, up $1.2 billion, or 16%, due to higher loan and deposit balances and wider loan and deposit spreads. Noninterest revenue was $5.4 billion, up $689 million, or 15%, as higher mortgage banking revenue and increased deposit-related fees were offset partially by declines in education loan sales.
The provision for credit losses was $5.5 billion, as housing price declines have continued to result in significant increases in estimated losses, particularly for high loan-to-value home equity and mortgage loans. Home equity net charge-offs were $1.6 billion (2.28% net charge-off rate), compared with $316 million (0.47% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $614 million (5.43% net charge-off rate), compared with $86 million (1.28% net charge-off rate) in the prior year. Prime mortgage net charge-offs (including net charge-offs reflected in the Corporate segment) were $331 million (0.98% net charge-off rate), compared with $16 million (0.07% net charge-off rate) in the prior year. The year-to-date provision includes increases in the allowance for loan losses of $1.2 billion for home equity loans and $1.3 billion for prime and subprime mortgage loans due to increases in estimated losses for these portfolios. An additional $580 million increase in the allowance for loan losses for prime mortgage loans has been reflected in the Corporate segment.
Noninterest expense was $8.0 billion, an increase of $652 million, or 9%, from the prior year, reflecting higher mortgage reinsurance losses, increased servicing expense and investment in the retail distribution network.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2008	2007	Change	2008	2007	Change

Selected ending balances
Assets	$228,982	$216,754	6%	$228,982	$216,754	6%
Loans:
Loans retained	187,548	172,498	9	187,548	172,498	9
Loans held-for-sale and loans at fair value(a)	9,655	18,274	(47)	9,655	18,274	(47)

Total loans	197,203	190,772	3	197,203	190,772	3
Deposits	222,574	216,135	3	222,574	216,135	3
Equity	25,000	16,000	56	25,000	16,000	56

Selected average balances
Assets	$230,428	$214,852	7	$230,239	$216,218	6
Loans:
Loans retained	187,429	168,495	11	185,222	165,479	12
Loans held-for-sale and loans at fair value(a)	16,037	19,560	(18)	18,116	24,289	(25)

Total loans	203,466	188,055	8	203,338	189,768	7
Deposits	222,180	216,904	2	224,731	217,669	3
Equity	17,000	16,000	6	17,000	16,000	6

Headcount	67,265	68,528	(2)	67,265	68,528	(2)

Credit data and quality statistics
Net charge-offs	$1,196	$350	242	$2,926	$805	263
Nonperforming loans(b)(c)(d)	4,443	1,820	144	4,443	1,820	144
Nonperforming assets(b)(c)(d)	5,131	2,232	130	5,131	2,232	130
Allowance for loan losses	4,957	2,105	135	4,957	2,105	135

Net charge-off rate(e)(f)	2.44%	0.82%		2.05%	0.65%
Allowance for loan losses to ending loans(e)	2.64	1.22		2.64	1.22
Allowance for loan losses to nonperforming loans(e)	117	117		117	117
Nonperforming loans to total loans	2.25	0.95		2.25	0.95

(a)
Loans held-for-sale and loans at fair value included prime mortgage loans originated with the intent to sell, which were accounted for at fair value. These loans, classified as trading assets on the Consolidated Balance Sheets, totaled $8.1 billion and $14.4 billion at September 30, 2008 and 2007, respectively. Average loans included prime mortgage loans, classified as trading assets on the Consolidated Balance Sheets, of $14.5 billion and $14.1 billion for the three months ended September 30, 2008 and 2007, respectively, and $14.9 billion and $11.4 billion for the nine months ended September 30, 2008 and 2007, respectively.

(b)
Nonperforming loans and assets included loans held-for-sale and loans accounted for at fair value of $207 million and $17 million at September 30, 2008 and 2007, respectively. Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(c)
Nonperforming loans and assets excluded (1) loans eligible for repurchase as well as loans repurchased from Government National Mortgage Association (“GNMA”) pools that are insured by U.S. government agencies of $1.8 billion and $1.3 billion at September 30, 2008 and 2007, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $405 million and $241 million at September 30, 2008 and 2007, respectively. These amounts were excluded, as reimbursement is proceeding normally.

(d)
During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Prior period nonperforming assets have been revised to conform to this change.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.
(f)
The net charge-off rate for the three and nine months ended September 30, 2008, excluded $45 million and $78 million, respectively, of charge-offs related to prime mortgage loans held by the Corporate/Private Equity segment.

REGIONAL BANKING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Noninterest revenue	$1,049	$1,013	4%	$2,949	$2,783	6%
Net interest income	2,652	2,325	14	7,766	6,920	12

Total net revenue	3,701	3,338	11	10,715	9,703	10
Provision for credit losses	1,552	574	170	5,089	1,301	291
Noninterest expense	1,773	1,760	1	5,345	5,238	2

Income before income tax expense	376	1,004	(63)	281	3,164	(91)
Net income	$218	$611	(64)	$139	$1,930	(93)

ROE	7%	21%		1%	22%
Overhead ratio	48	53		50	54
Overhead ratio excluding core deposit intangibles(a)	45	49		47	50

(a)
Regional Banking uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this inclusion would result in an improving overhead ratio over time, all things remaining equal. This ratio excludes Regional Banking’s core deposit intangible amortization expense related to The Bank of New York transaction and the Bank One merger of $99 million and $116 million for the quarters ended September 30, 2008 and 2007, respectively, and $297 million and $347 million for year-to-date 2008 and 2007, respectively.

Quarterly results
Regional Banking net income was $218 million, down $393 million, or 64%, from the prior year. Net revenue was $3.7 billion, up $363 million, or 11%, as the benefits of higher loan and deposit balances, wider deposit spreads and higher deposit-related fees were offset partially by declines in education loan sales. The provision for credit losses was $1.6 billion, compared with $574 million in the prior year. The provision reflected weakness in the home equity and mortgage portfolios (see Retail Financial Services discussion of the provision for credit losses for further detail). Noninterest expense was $1.8 billion, up $13 million, or 1%, from the prior year.
Year-to-date results
Regional Banking net income was $139 million, down $1.8 billion, or 93%, from the prior year. Net revenue was $10.7 billion, up $1.0 billion, or 10%, as the benefits of higher loan and deposit balances, wider loan and deposit spreads and higher deposit-related fees were offset partially by declines in education loan sales. The provision for credit losses was $5.1 billion, compared with $1.3 billion in the prior year. The provision reflected weakness in the home equity and mortgage portfolios (see Retail Financial Services discussion of the provision for credit losses for further detail). Noninterest expense was $5.3 billion, up $107 million, or 2%, from the prior year, due to investment in the retail distribution network.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2008	2007	Change	2008	2007	Change

Business metrics
Home equity origination volume	$2.6	$11.2	(77)%	$14.6	$38.5	(62)%
End-of-period loans owned
Home equity	$94.6	$93.0	2	$94.6	$93.0	2
Mortgage(a)	13.6	12.3	11	13.6	12.3	11
Business banking	16.5	14.9	11	16.5	14.9	11
Education	15.3	10.2	50	15.3	10.2	50
Other loans(b)	1.0	2.4	(58)	1.0	2.4	(58)

Total end of period loans	141.0	132.8	6	141.0	132.8	6
End-of-period deposits
Checking	$69.0	$64.5	7	$69.0	$64.5	7
Savings	105.0	95.7	10	105.0	95.7	10
Time and other	37.5	46.5	(19)	37.5	46.5	(19)

Total end of period deposits	211.5	206.7	2	211.5	206.7	2
Average loans owned
Home equity	$94.8	$91.8	3	$95.0	$89.1	7
Mortgage(a)	14.3	9.9	44	15.2	9.2	65
Business banking	16.4	14.8	11	16.1	14.5	11
Education	14.1	9.8	44	12.9	10.4	24
Other loans(b)	1.0	2.4	(58)	1.2	2.6	(54)

Total average loans(c)	140.6	128.7	9	140.4	125.8	12
Average deposits
Checking	$68.0	$64.9	5	$63.4	$66.5	(5)
Savings	105.5	97.1	9	103.9	97.4	7
Time and other	36.7	43.3	(15)	45.5	42.5	7

Total average deposits	210.2	205.3	2	212.8	206.4	3
Average assets	148.7	140.6	6	149.3	138.1	8
Average equity	12.4	11.8	5	12.4	11.8	5

Credit data and quality statistics (in millions, except ratios)
30+ day delinquency rate(d)(e)	4.18%	2.39%		4.18%	2.39%
Net charge-offs
Home equity	$663	$150	342	$1,621	$316	413
Mortgage	318	40	NM	692	86	NM
Business banking	55	33	67	146	88	66
Other loans	34	23	48	103	88	17

Total net charge-offs	1,070	246	335	2,562	578	343
Net charge-off rate
Home equity	2.78%	0.65%		2.28%	0.47%
Mortgage(f)	7.59	1.60		5.40	1.25
Business banking	1.33	0.88		1.21	0.81
Other loans	0.97	1.01		1.21	1.28
Total net charge-off rate(c)(f)	2.92	0.78		2.41	0.63

Nonperforming assets(g)(h)	$4,310	$2,034	112	$4,310	$2,034	112

(a)	Balance reported predominantly reflected subprime mortgage loans owned.
(b)	Included commercial loans derived from community development activities prior to March 31, 2008.
(c)
Average loans include loans held-for-sale of $1.2 billion and $3.2 billion for the quarters ended September 30, 2008 and 2007, respectively, and $2.8 billion and $3.8 billion for the nine months ended September 30, 2008 and 2007, respectively. These amounts were excluded when calculating the net charge-off rate.

(d)
Excluded loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $2.0 billion and $979 million at September 30, 2008 and 2007, respectively. These amounts are excluded as reimbursement is proceeding normally.

(e)
Excluded loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $787 million and $590 million at September 30, 2008 and 2007, respectively. These amounts are excluded as reimbursement is proceeding normally.

(f)
The mortgage and total net charge-off rate for the three and nine months ended September 30, 2008, excluded $45 million and $78 million, respectively, of charge-offs related to prime mortgage loans held by the Corporate/Private Equity segment.

(g)
Excluded (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.8 billion and $1.3 billion at September 30, 2008 and 2007, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $405 million and $241 million at September 30, 2008 and 2007, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(h)
During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Prior period nonperforming assets have been revised to conform to this change.

Retail branch business metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except where otherwise noted)	2008	2007	Change	2008	2007	Change

Investment sales volume	$4,389	$4,346	1%	$13,684	$14,246	(4)%

Number of:
Branches	3,179	3,096	3	3,179	3,096	3
ATMs	9,308	8,943	4	9,308	8,943	4
Personal bankers	10,201	9,503	7	10,201	9,503	7
Sales specialists	3,959	4,025	(2)	3,959	4,025	(2)
Active online customers (in thousands)	7,315	5,706	28	7,315	5,706	28
Checking accounts (in thousands)	11,672	10,644	10	11,672	10,644	10

MORTGAGE BANKING

Selected income statement data
(in millions, except ratios and where	Three months ended September 30,			Nine months ended September 30,
otherwise noted)	2008	2007	Change	2008	2007	Change

Production revenue	$254	$176	44%	$1,427	$1,039	37%
Net mortgage servicing revenue:
Servicing revenue	695	629	10	2,007	1,845	9
Changes in MSR asset fair value:
Due to inputs or assumptions in model	(786)	(810)	3	101	250	(60)
Other changes in fair value	(390)	(377)	(3)	(1,209)	(1,138)	(6)

Total changes in MSR asset fair value	(1,176)	(1,187)	1	(1,108)	(888)	(25)
Derivative valuation adjustments and other	893	788	13	13	(353)	NM

Total net mortgage servicing revenue	412	230	79	912	604	51

Total net revenue	666	406	64	2,339	1,643	42
Noninterest expense	747	485	54	1,932	1,469	32

Income (loss) before income tax expense	(81)	(79)	(3)	407	174	134
Net income (loss)	$(50)	$(48)	(4)	$251	$107	135

ROE	(8)%	(10)%		14%	7%

Business metrics (in billions)
Third-party mortgage loans serviced (ending)	$681.8	$600.0	14	$681.8	$600.0	14
MSR net carrying value (ending)	10.6	9.1	16	10.6	9.1	16
Average mortgage loans held-for-sale(a)	14.9	16.4	(9)	15.4	20.4	(25)
Average assets	35.4	31.4	13	34.6	35.0	(1)
Average equity	2.4	2.0	20	2.4	2.0	20

Mortgage origination volume by channel (in billions)
Retail	$8.4	$11.1	(24)	$33.5	$35.6	(6)
Wholesale	5.9	9.8	(40)	25.6	32.5	(21)
Correspondent	13.2	7.2	83	42.2	18.4	129
CNT (Negotiated transactions)	10.2	11.1	(8)	39.6	32.9	20

Total	$37.7	$39.2	(4)	$140.9	$119.4	18

(a)
Included $14.5 billion and $14.1 billion of prime mortgage loans at fair value for the three months ended September 30, 2008 and 2007, respectively, and $14.9 billion and $11.4 billion for the nine months ended September 30, 2008 and 2007. These loans are classified as trading assets on the Consolidated Balance Sheets.

Quarterly results
Mortgage Banking reported a net loss of $50 million, compared with a net loss of $48 million in the prior year. Net revenue was $666 million, up $260 million, or 64%. Net revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $254 million, up $78 million, reflecting lower markdowns of $91 million on the mortgage warehouse and pipeline as compared with markdowns of $186 million in the prior year. The current-year result was also affected by an increase in reserves related to the repurchase of previously sold loans. Net mortgage servicing revenue — which includes loan servicing revenue, MSR risk management results and other changes in fair value — was $412 million, an increase of $182 million, or 79%, from the prior year. Loan servicing revenue was $695 million, an increase of $66 million on growth of 14% in third-party loans serviced. MSR risk management results were $107 million, compared with negative $22 million in the prior year. Other changes in fair value of the MSR asset were negative $390 million compared with negative $377 million in the prior year. Noninterest expense was $747 million, an increase of $262 million, or 54%. The increase reflected higher mortgage reinsurance losses and higher servicing costs due to increased delinquencies and defaults.
Year-to-date results
Mortgage Banking net income was $251 million, compared with $107 million in the prior year. Net revenue was $2.3 billion, up $696 million, or 42%. Net revenue comprises production revenue and net mortgage servicing revenue. Production revenue was $1.4 billion, up $388 million, benefiting from higher loan originations and lower markdowns on the mortgage warehouse and pipeline as compared with the prior year. The current-year result was also affected by an increase in reserves related to the repurchase of previously sold loans. Net mortgage servicing revenue — which includes loan servicing revenue, MSR risk management results and other changes in fair value — was $912 million, an increase of $308 million, or 51%, from the prior year. Loan servicing revenue was $2.0 billion, an increase of $162 million on growth of 14% in third-party loans serviced. MSR risk management results were $114 million, compared with negative $103 million in the prior year. Other changes in fair value of the MSR asset were negative $1.2 billion compared with negative $1.1 billion in the prior year. Noninterest expense was $1.9 billion, an increase of $463 million, or 32%. The increase reflected higher mortgage reinsurance losses and higher servicing costs due to increased delinquencies and defaults.

AUTO FINANCE

Selected income statement data
(in millions, except ratios and where	Three months ended September 30,			Nine months ended September 30,
otherwise noted)	2008	2007	Change	2008	2007	Change

Noninterest revenue	$157	$140	12%	$463	$409	13%
Net interest income	349	307	14	1,071	898	19

Total net revenue	506	447	13	1,534	1,307	17
Provision for credit losses	124	96	29	409	247	66
Noninterest expense	252	224	13	735	653	13

Income before income tax expense	130	127	2	390	407	(4)
Net income	$79	$76	4	$236	$246	(4)

ROE	14%	14%		14%	15%
ROA	0.68	0.70		0.68	0.76

Business metrics (in billions)
Auto origination volume	$3.8	$5.2	(27)	$16.6	$15.7	6
End-of-period loans and lease-related assets
Loans outstanding	$43.2	$40.3	7	$43.2	$40.3	7
Lease financing receivables	0.1	0.6	(83)	0.1	0.6	(83)
Operating lease assets	2.2	1.8	22	2.2	1.8	22

Total end-of-period loans and lease-related assets	45.5	42.7	7	45.5	42.7	7
Average loans and lease-related assets
Loans outstanding	$43.8	$39.9	10	$43.8	$39.8	10
Lease financing receivables	0.1	0.7	(86)	0.2	1.1	(82)
Operating lease assets	2.2	1.8	22	2.1	1.7	24

Total average loans and lease-related assets	46.1	42.4	9	46.1	42.6	8
Average assets	46.4	42.9	8	46.4	43.1	8
Average equity	2.3	2.2	5	2.3	2.2	5

Credit quality statistics
30+ day delinquency rate	1.82%	1.65%		1.82%	1.65%
Net charge-offs
Loans	$123	$98	26	$358	$218	64
Lease receivables	1	1	—	3	3	—

Total net charge-offs	124	99	25	361	221	63
Net charge-off rate
Loans	1.12%	0.97%		1.09%	0.73%
Lease receivables	3.98	0.57		2.00	0.36
Total net charge-off rate	1.12	0.97		1.10	0.72
Nonperforming assets	$239	$156	53	$239	$156	53

Quarterly results
Auto Finance net income was $79 million, an increase of $3 million, or 4%, from the prior year. Net revenue was $506 million, up $59 million, or 13%, driven by higher loan balances and increased automobile operating lease revenue. The provision for credit losses was $124 million, up $28 million, reflecting higher estimated losses. The net charge-off rate was 1.12%, compared with 0.97% in the prior year. Noninterest expense was $252 million, an increase of $28 million, or 13%, driven by increased depreciation expense on owned automobiles subject to operating leases.
Year-to-date results
Auto Finance net income was $236 million, a decrease of $10 million, or 4%, from the prior year. Net revenue was $1.5 billion, up $227 million, or 17%, driven by increased automobile operating lease revenue, higher loan balances, and a reduction in residual value reserves for direct finance leases. The provision for credit losses was $409 million, up $162 million, reflecting higher estimated losses. The net charge-off rate was 1.10%, compared with 0.72% in the prior year. Noninterest expense was $735 million, an increase of $82 million, or 13%, driven by increased depreciation expense on owned automobiles subject to operating leases.

CARD SERVICES

For a discussion of the business profile of CS, see pages 49—51 of JPMorgan Chase’s 2007 Annual Report and pages 5—6 of this Form 10-Q.
JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 17—20 of this Form 10-Q. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets.

Selected income statement data managed-basis	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Revenue
Credit card income	$633	$692	(9)%	$1,906	$1,973	(3)%
All other income	13	67	(81)	223	239	(7)

Noninterest revenue	646	759	(15)	2,129	2,212	(4)
Net interest income	3,241	3,108	4	9,437	9,052	4

Total net revenue	3,887	3,867	1	11,566	11,264	3

Provision for credit losses	2,229	1,363	64	6,093	3,923	55

Noninterest expense
Compensation expense	267	256	4	792	761	4
Noncompensation expense	773	827	(7)	2,377	2,383	—
Amortization of intangibles	154	179	(14)	482	547	(12)

Total noninterest expense	1,194	1,262	(5)	3,651	3,691	(1)

Income before income tax expense	464	1,242	(63)	1,822	3,650	(50)
Income tax expense	172	456	(62)	671	1,340	(50)

Net income	$292	$786	(63)	$1,151	$2,310	(50)

Memo: Net securitization gains (amortization)	$(28)	$—	NM	$78	$39	100

Financial ratios
ROE	8%	22%		11%	22%
Overhead ratio	31	33		32	33

Quarterly results
Net income was $292 million, a decline of $494 million, or 63%, from the prior year. The decrease was driven by a higher provision for credit losses, partially offset by lower noninterest expense.
End-of-period managed loans were $159.3 billion, an increase of $10.3 billion, or 7%, from the prior year. Average managed loans were $157.6 billion, an increase of $8.9 billion, or 6%, from the prior year. The increase in both end-of-period and average managed loans reflects organic portfolio growth.
Managed total net revenue was $3.9 billion, an increase of $20 million, or 1%, from the prior year. Net interest income was $3.2 billion, up $133 million, or 4%, from the prior year, driven by higher average managed loan balances and wider loan spreads. These benefits were offset partially by the effect of higher revenue reversals associated with higher charge-offs. Noninterest revenue was $646 million, a decrease of $113 million, or 15%, from the prior year. Interchange income increased, benefiting from a 5% increase in charge volume, but was more than offset by increased rewards expense and higher volume-driven payments to partners (both of which are netted against interchange income), as well as a decrease in securitization income.
The managed provision for credit losses was $2.2 billion, an increase of $866 million, or 64%, from the prior year, due to a higher level of charge-offs and an increase of $250 million in the allowance for loan losses, reflecting higher estimated losses. The managed net charge-off rate for the quarter was 5.00%, up from 3.64% in the prior year. The 30-day managed delinquency rate was 3.69%, up from 3.25% in the prior year.
Noninterest expense was $1.2 billion, a decrease of $68 million, or 5%, from the prior year due to lower marketing expense.

Year-to-date results
Net income was $1.2 billion, a decline of $1.2 billion, or 50%, from the prior year. The decrease was driven by a higher provision for credit losses, partially offset by higher net revenue.
Average managed loans were $154.7 billion, an increase of $6.2 billion, or 4%, from the prior year, reflecting organic portfolio growth.
Managed total net revenue was $11.6 billion, an increase of $302 million, or 3%, from the prior year. Net interest income was $9.4 billion, up $385 million, or 4%, from the prior year, driven by higher average managed loan balances, wider loan spreads and an increased level of fees. These benefits were offset partially by the effect of higher revenue reversals associated with higher charge-offs. Noninterest revenue was $2.1 billion, a decrease of $83 million, or 4%, from the prior year. Interchange income increased, benefiting from a 5% increase in charge volume, but was more than offset by increased rewards expense and higher volume-driven payments to partners (both of which are netted against interchange income).
The managed provision for credit losses was $6.1 billion, an increase of $2.2 billion, or 55%, from the prior year, due to a higher level of charge-offs and an increase in the allowance for loan losses (an increase of $550 million compared with a prior year release of $85 million), reflecting higher estimated losses. The managed net charge-off rate increased to 4.79%, up from 3.61% in the prior year.
Noninterest expense was $3.7 billion, a decrease of $40 million, or 1%, from the prior year.

Selected metrics
(in millions, except headcount, ratios	Three months ended September 30,			Nine months ended September 30,
and where otherwise noted)	2008	2007	Change	2008	2007	Change

Financial metrics
% of average managed outstandings:
Net interest income	8.18%	8.29%		8.15%	8.15%
Provision for credit losses	5.63	3.64		5.26	3.53
Noninterest revenue	1.63	2.03		1.84	1.99
Risk adjusted margin(a)	4.19	6.68		4.73	6.61
Noninterest expense	3.01	3.37		3.15	3.32
Pretax income (ROO)(b)	1.17	3.31		1.57	3.29
Net income	0.74	2.10		0.99	2.08

Business metrics
Charge volume (in billions)	$93.9	$89.8	5%	$272.9	$259.1	5%
Net accounts opened (in millions)	3.6	4.0	(10)	10.6	11.1	(5)
Credit cards issued (in millions)	156.9	153.6	2	156.9	153.6	2
Number of registered internet customers (in millions)	27.5	26.4	4	27.5	26.4	4
Merchant acquiring business(c)
Bank card volume (in billions)	$197.1	$181.4	9	$578.8	$524.7	10
Total transactions (in billions)	5.7	5.0	14	16.5	14.3	15

Selected ending balances
Loans:
Loans on balance sheets	$77,565	$79,409	(2)	$77,565	$79,409	(2)
Securitized loans	81,745	69,643	17	81,745	69,643	17

Managed loans	$159,310	$149,052	7	$159,310	$149,052	7

Equity	$15,000	$14,100	6	$15,000	$14,100	6

Selected average balances
Managed assets	$169,413	$154,956	9	$163,560	$155,206	5
Loans:
Loans on balance sheets	$79,183	$79,993	(1)	$78,090	$80,301	(3)
Securitized loans	78,371	68,673	14	76,564	68,200	12

Managed average loans	$157,554	$148,666	6	$154,654	$148,501	4

Equity	$14,100	$14,100	—	$14,100	$14,100	—

Headcount	19,722	18,887	4	19,722	18,887	4

Managed credit quality statistics
Net charge-offs	$1,979	$1,363	45	$5,543	$4,008	38
Net charge-off rate	5.00%	3.64%		4.79%	3.61%
Managed delinquency ratios
30+ days	3.69%	3.25%		3.69%	3.25%
90+ days	1.74	1.50		1.74	1.50

Allowance for loan losses(d)	$3,951	$3,107	27	$3,951	$3,107	27
Allowance for loan losses to period-end loans(d)	5.09%	3.91%		5.09%	3.91%

(a)	Represents total net revenue less provision for credit losses.
(b)	Pretax return on average managed outstandings.
(c)	Represents 100% of the merchant acquiring business.
(d)	Loans on a reported basis.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2008	2007	Change	2008	2007	Change

Income statement data(a)
Credit card income
Reported	$1,476	$1,528	(3)%	$4,529	$4,343	4%
Securitization adjustments	(843)	(836)	(1)	(2,623)	(2,370)	(11)

Managed credit card income	$633	$692	(9)	$1,906	$1,973	(3)

Net interest income
Reported	$1,525	$1,694	(10)	$4,430	$4,921	(10)
Securitization adjustments	1,716	1,414	21	5,007	4,131	21

Managed net interest income	$3,241	$3,108	4	$9,437	$9,052	4

Total net revenue
Reported	$3,014	$3,289	(8)	$9,182	$9,503	(3)
Securitization adjustments	873	578	51	2,384	1,761	35

Managed total net revenue	$3,887	$3,867	1	$11,566	$11,264	3

Provision for credit losses
Reported	$1,356	$785	73	$3,709	$2,162	72
Securitization adjustments	873	578	51	2,384	1,761	35

Managed provision for credit losses	$2,229	$1,363	64	$6,093	$3,923	55

Balance sheet — average balances(a)
Total average assets
Reported	$93,701	$88,856	5	$89,594	$89,491	—
Securitization adjustments	75,712	66,100	15	73,966	65,715	13

Managed average assets	$169,413	$154,956	9	$163,560	$155,206	5

Credit quality statistics(a)
Net charge-offs
Reported	$1,106	$785	41	$3,159	$2,247	41
Securitization adjustments	873	578	51	2,384	1,761	35

Managed net charge-offs	$1,979	$1,363	45	$5,543	$4,008	38

(a)
JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance and overall performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income versus managed earnings; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 17—20 of this Form 10-Q.

COMMERCIAL BANKING

For a discussion of the business profile of CB, see pages 52—53 of JPMorgan Chase’s 2007 Annual Report and page 6 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Revenue
Lending & deposit-related fees	$212	$159	33%	$612	$475	29%
Asset management, administration and commissions	29	24	21	81	68	19
All other income(a)	147	107	37	412	394	5

Noninterest revenue	388	290	34	1,105	937	18
Net interest income	737	719	3	2,193	2,082	5

Total net revenue	1,125	1,009	11	3,298	3,019	9

Provision for credit losses	126	112	13	274	174	57

Noninterest expense
Compensation expense	177	160	11	528	522	1
Noncompensation expense	298	300	(1)	882	890	(1)
Amortization of intangibles	11	13	(15)	37	42	(12)

Total noninterest expense	486	473	3	1,447	1,454	—

Income before income tax expense	513	424	21	1,577	1,391	13
Income tax expense	201	166	21	618	545	13

Net income	$312	$258	21	$959	$846	13

Revenue by product:
Lending	$377	$343	10	$1,132	$1,039	9
Treasury services	643	594	8	1,889	1,719	10
Investment banking	87	64	36	246	222	11
Other	18	8	125	31	39	(21)

Total Commercial Banking revenue	$1,125	$1,009	11	$3,298	$3,019	9

IB revenue, gross(b)	$252	$194	30	$725	$661	10

Revenue by business:
Middle Market Banking	$729	$680	7	$2,143	$1,994	7
Mid-Corporate Banking	236	167	41	678	576	18
Real Estate Banking	91	108	(16)	282	319	(12)
Other	69	54	28	195	130	50

Total Commercial Banking revenue	$1,125	$1,009	11	$3,298	$3,019	9

Financial ratios
ROE	18%	15%		18%	18%
Overhead ratio	43	47		44	48

(a)	IB-related and commercial card revenue is included in all other income.
(b)	Represents the total revenue related to investment banking products sold to CB clients.

Quarterly results
Net income was $312 million, an increase of $54 million, or 21%, from the prior year, driven by record net revenue, partially offset by an increase in the provision for credit losses and higher noninterest expense.
Net revenue was $1.1 billion, an increase of $116 million, or 11%, from the prior year. Net interest income was $737 million, up $18 million, or 3%, driven by double-digit growth in loan and liability balances, predominantly offset by spread compression in the liability and loan portfolios. Noninterest revenue was $388 million, an increase of $98 million, or 34%, from the prior year, reflecting higher deposit-related fees, investment banking fees, and other income.
Middle Market Banking revenue was $729 million, an increase of $49 million, or 7%, from the prior year. Mid-Corporate Banking revenue was $236 million, an increase of $69 million, or 41%. Real Estate Banking revenue was $91 million, a decline of $17 million, or 16%.
The provision for credit losses was $126 million, an increase of $14 million, or 13%, compared with the prior year. The current-quarter provision reflects a weakening credit environment and growth in loan balances. The allowance for loan losses to average loans retained was 2.65% for the current quarter, in line with the prior year. Nonperforming loans were $572 million, up $438 million from the prior year, reflecting increases across all businesses and the effect of a weakening credit environment. Net charge-offs were $40 million (0.22% net charge-off rate), compared with $20 million (0.13% net charge-off rate) in the prior year.
Noninterest expense was $486 million, an increase of $13 million, or 3%, from the prior year, due to higher performance-based compensation expense.
Year-to-date results
Net income was $959 million, an increase of $113 million, or 13%, from the prior year driven by growth in total net revenue partially offset by a higher provision for credit losses.
Total net revenue was $3.3 billion, an increase of $279 million, or 9%, from the prior year. Net interest income was $2.2 billion, an increase of $111 million, or 5%, driven by double-digit growth in liability balances and loans, largely offset by spread compression in the liability and loan portfolios and a shift to narrower-spread liability products. Noninterest revenue was $1.1 billion, up $168 million, or 18%, due to higher deposit-related fees as well as increases in other fee income, partially offset by lower gains related to the sale of securities acquired in the satisfaction of debt.
Middle Market Banking revenue was $2.1 billion, an increase of $149 million, or 7%. Mid-Corporate Banking revenue was $678 million, an increase of $102 million, or 18%. Real Estate Banking revenue was $282 million, a decline of $37 million, or 12%.
The provision for credit losses was $274 million, compared with $174 million in the prior year, reflecting growth in loan balances and a weakening credit environment. The allowance for loan losses to average loans retained was 2.72%, down from 2.75% in the prior year. Net charge-offs were $170 million (0.32% net charge-off rate), compared with net charge-offs of $11 million (0.02% net charge-off rate) in the prior year.
Noninterest expense was $1.4 billion, in line with the prior year.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratio and headcount data)	2008	2007	Change	2008	2007	Change

Selected balance sheet data (period-end)
Equity	$8,000	$6,700	19%	$8,000	$6,700	19%
Selected balance sheet data (average)
Total assets	$101,681	$86,652	17	$102,374	$84,643	21
Loans:
Loans retained	71,901	60,839	18	70,038	59,045	19
Loans held-for-sale and loans at fair value	397	433	(8)	432	550	(21)

Total loans	72,298	61,272	18	70,470	59,595	18
Liability balances(a)	99,410	88,081	13	99,430	84,697	17
Equity	7,000	6,700	4	7,000	6,435	9

Average loans by business:
Middle Market Banking	$43,155	$37,617	15	$42,052	$37,016	14
Mid-Corporate Banking	16,491	12,076	37	15,669	11,484	36
Real Estate Banking	7,513	7,144	5	7,490	7,038	6
Other	5,139	4,435	16	5,259	4,057	30

Total Commercial Banking loans	$72,298	$61,272	18	$70,470	$59,595	18

Headcount	3,965	4,158	(5)	3,965	4,158	(5)

Credit data and quality statistics:
Net charge-offs	$40	$20	100	$170	$11	NM

Nonperforming loans	572	134	327	572	134	327
Allowance for credit losses:
Allowance for loan losses	1,905	1,623	17	1,905	1,623	17
Allowance for lending-related commitments	191	236	(19)	191	236	(19)

Total allowance for credit losses	2,096	1,859	13	2,096	1,859	13

Net charge-off rate(b)	0.22%	0.13%		0.32%	0.02%
Allowance for loan losses to average loans(b)	2.65	2.67		2.72	2.75
Allowance for loan losses to nonperforming loans	333	1,211		333	1,211
Nonperforming loans to average loans	0.79	0.22		0.81	0.22

(a)	Liability balances include deposits and deposits swept to on—balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
(b)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.

TREASURY & SECURITIES SERVICES

For a discussion of the business profile of TSS, see pages 54—55 of JPMorgan Chase’s 2007 Annual Report and page 6 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratio data)	2008	2007	Change	2008	2007	Change

Revenue
Lending & deposit-related fees	$290	$244	19%	$842	$676	25%
Asset management, administration and commissions	719	730	(2)	2,385	2,244	6
All other income	221	171	29	649	480	35

Noninterest revenue	1,230	1,145	7	3,876	3,400	14
Net interest income	723	603	20	2,009	1,615	24

Total net revenue	1,953	1,748	12	5,885	5,015	17

Provision for credit losses	18	9	100	37	15	147
Credit reimbursement to IB(a)	(31)	(31)	—	(91)	(91)	—

Noninterest expense
Compensation expense	664	579	15	1,974	1,746	13
Noncompensation expense	661	538	23	1,864	1,563	19
Amortization of intangibles	14	17	(18)	46	49	(6)

Total noninterest expense	1,339	1,134	18	3,884	3,358	16

Income before income tax expense	565	574	(2)	1,873	1,551	21
Income tax expense	159	214	(26)	639	576	11

Net income	$406	$360	13	$1,234	$975	27

Revenue by business
Treasury Services	$897	$780	15	$2,562	$2,189	17
Worldwide Securities Services	1,056	968	9	3,323	2,826	18

Total net revenue	$1,953	$1,748	12	$5,885	$5,015	17
Financial ratios
ROE	46%	48%		47%	43%
Overhead ratio	69	65		66	67
Pretax margin ratio(b)	29	33		32	31

Selected balance sheet data (period-end)

Equity	$4,500	$3,000	50	$4,500	$3,000	50

Selected balance sheet data (average)
Total assets	$49,386	$55,688	(11)	$54,243	$50,829	7
Loans(c)	26,650	20,602	29	24,527	19,921	23
Liability balances(d)	259,992	236,381	10	260,882	221,606	18
Equity	3,500	3,000	17	3,500	3,000	17

Headcount	27,592	25,209	9	27,592	25,209	9

(a)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.
(b)
Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

(c)	Loan balances include wholesale overdrafts, commercial card and trade finance loans.
(d)	Liability balances include deposits and deposits swept to on—balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.

Quarterly results
Net income was $406 million, an increase of $46 million, or 13%, from the prior year, driven by higher net revenue and the benefit of reduced deferred tax liabilities. This increase was predominantly offset by higher noninterest expense.
Net revenue was $2.0 billion, an increase of $205 million, or 12%, from the prior year. Worldwide Securities Services net revenue was $1.1 billion, an increase of $88 million, or 9%, from the prior year. The growth was driven by wider spreads on liability products and in securities lending and foreign exchange, combined with increased product usage by new and existing clients (largely in custody, fund services and alternative investment services). These benefits were offset partially by market depreciation. Treasury Services net revenue was a record $897 million, an increase of $117 million, or 15%, reflecting higher liability balances as well as volume growth in electronic funds transfer products and trade loans. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $2.7 billion, an increase of $260 million, or 11%. Treasury Services firmwide net revenue grew to $1.6 billion, an increase of $172 million, or 12%.
Noninterest expense was $1.3 billion, an increase of $205 million, or 18%, from the prior year, reflecting higher expense related to business and volume growth as well as continued investment in new product platforms.
Year-to-date results
Net income was $1.2 billion, an increase of $259 million, or 27%, from the prior year, driven by higher net revenue. This increase was predominantly offset by higher noninterest expense.
Net revenue was $5.9 billion, an increase of $870 million, or 17%, from the prior year. Worldwide Securities Services net revenue was $3.3 billion, an increase of $497 million, or 18%, from the prior year. The growth was driven by wider spreads in securities lending, foreign exchange and liability products, combined with increased product usage by new and existing clients (largely in custody, fund services, alternative investment services and depositary receipts). These benefits were offset partially by market depreciation. Treasury Services net revenue was $2.6 billion, an increase of $373 million, or 17%, reflecting higher liability balances and volume growth in electronic funds transfer products and trade loans as well as market-driven spreads. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $8.0 billion, an increase of $1.1 billion, or 15%. Treasury Services firmwide net revenue grew to $4.7 billion, an increase of $565 million, or 14%.
Noninterest expense was $3.9 billion, an increase of $526 million, or 16%, from the prior year, reflecting higher expense related to business and volume growth as well as continued investment in new product platforms.

TSS firmwide metrics
TSS firmwide metrics include revenue recorded in the CB, Regional Banking and AM lines of business and excludes foreign exchange (“FX”) revenue recorded in the IB for TSS-related FX activity. In order to capture the firmwide impact of TS and TSS products and revenue, management reviews firmwide metrics such as liability balances, revenue and overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.

Selected metrics
(in millions, except ratio data and	Three months ended September 30,			Nine months ended September 30,
where otherwise noted)	2008	2007	Change	2008	2007	Change

TSS firmwide disclosures
Treasury Services revenue — reported	$897	$780	15%	$2,562	$2,189	17%
Treasury Services revenue reported in Commercial Banking	643	594	8	1,889	1,719	10
Treasury Services revenue reported in other lines of business	76	70	9	217	195	11

Treasury Services firmwide revenue(a)	1,616	1,444	12	4,668	4,103	14
Worldwide Securities Services revenue	1,056	968	9	3,323	2,826	18

Treasury & Securities Services firmwide revenue(a)	$2,672	$2,412	11	$7,991	$6,929	15

Treasury Services firmwide liability balances (average)(b)	$227,760	$201,671	13	$226,725	$192,560	18
Treasury & Securities Services firmwide liability balances (average)(b)	359,401	324,462	11	360,302	306,302	18

TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(c)	52%	54%		54%	57%
Treasury & Securities Services overhead ratio(c)	60	59		59	60

Firmwide business metrics
Assets under custody (in billions)	$14,417	$15,614	(8)	$14,417	$15,614	(8)

Number of:
U.S.$ ACH transactions originated (in millions)	997	943	6	2,994	2,886	4
Total U.S.$ clearing volume (in thousands)	29,277	28,031	4	86,396	82,650	5
International electronic funds transfer volume (in thousands)(d)	41,831	41,415	1	123,302	125,882	(2)
Wholesale check volume (in millions)	595	731	(19)	1,836	2,269	(19)
Wholesale cards issued (in thousands)(e)	21,858	18,108	21	21,858	18,108	21

(a)
TSS firmwide FX revenue, which includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB, was $196 million and $144 million for the quarters ended September 30, 2008 and 2007, respectively, and $609 million and $395 million for year-to-date 2008 and 2007, respectively. This is not included in the TS and TSS firmwide revenue.

(b)	Firmwide liability balances include TS’s liability balances recorded in the CB line of business.
(c)
Overhead ratios have been calculated based upon firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in the IB for TSS-related FX activity are not included in this ratio.

(d)	International electronic funds transfer includes non-U.S. dollar ACH and clearing volume.
(e)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card and government electronic benefit card products.

ASSET MANAGEMENT

For a discussion of the business profile of AM, see pages 56—58 of JPMorgan Chase’s 2007 Annual Report and on page 6 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2008	2007	Change	2008	2007	Change

Revenue
Asset management, administration and commissions	$1,538	$1,760	(13)%	$4,642	$4,920	(6)%
All other income	43	152	(72)	232	495	(53)

Noninterest revenue	1,581	1,912	(17)	4,874	5,415	(10)
Net interest income	380	293	30	1,052	831	27

Total net revenue	1,961	2,205	(11)	5,926	6,246	(5)

Provision for credit losses	20	3	NM	53	(17)	NM

Noninterest expense
Compensation expense	816	848	(4)	2,527	2,491	1
Noncompensation expense	525	498	5	1,496	1,405	6
Amortization of intangibles	21	20	5	62	60	3

Total noninterest expense	1,362	1,366	—	4,085	3,956	3

Income before income tax expense	579	836	(31)	1,788	2,307	(22)
Income tax expense	228	315	(28)	686	868	(21)

Net income	$351	$521	(33)	$1,102	$1,439	(23)

Revenue by client segment
Private Bank(a)	$631	$624	1	$1,935	$1,712	13
Institutional	486	603	(19)	1,448	1,771	(18)
Retail	399	639	(38)	1,355	1,768	(23)
Private Wealth Management(a)	352	339	4	1,057	995	6
Bear Stearns Brokerage	93	—	NM	131	—	NM

Total net revenue	$1,961	$2,205	(11)	$5,926	$6,246	(5)

Financial ratios
ROE	25%	52%		28%	50%
Overhead ratio	69	62		69	63
Pretax margin ratio(b)	30	38		30	37

(a)	In the third quarter of 2008, certain clients were transferred from Private Bank to Private Wealth Management. Prior periods have been revised to conform to this change.
(b)
Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was $351 million, a decline of $170 million, or 33%, from the prior year, driven largely by lower net revenue.
Net revenue was $2.0 billion, a decrease of $244 million, or 11%, from the prior year. Noninterest revenue was $1.6 billion, a decline of $331 million, or 17%, due to lower performance fees and the effect of lower markets, including the impact of lower market valuations of seed capital investments; these effects were offset partially by the benefit of the Bear Stearns merger and increased revenue from net asset inflows. Net interest income was $380 million, up $87 million, or 30%, from the prior year, predominantly due to higher loan and deposit balances and wider deposit spreads.
Private Bank revenue was $631 million, relatively flat compared with the prior year, as increased loan and deposit balances and higher assets under management largely offset the effect of lower markets and lower performance fees. Institutional revenue declined 19% to $486 million due to lower performance fees, partially offset by growth in assets under management. Retail revenue decreased 38% to $399 million due to the effect of lower markets, including the impact of lower market valuations of seed capital investments and net equity outflows. Private Wealth Management revenue grew 4% to $352 million due to higher loan and deposit balances and growth in assets under management from net asset inflows. Bear Stearns Brokerage contributed $93 million to revenue.
The provision for credit losses was $20 million, compared with $3 million in the prior year, reflecting an increase in loan balances and a lower level of recoveries.

Noninterest expense of $1.4 billion was flat compared with the prior year as the effect of the Bear Stearns merger and increased headcount were offset by lower performance-based compensation.
Year-to-date results
Net income was $1.1 billion, a decline of $337 million, or 23%, from the prior year, driven by lower net revenue and higher noninterest expense.
Net revenue was $5.9 billion, a decrease of $320 million, or 5%, from the prior year. Noninterest revenue was $4.9 billion, a decline of $541 million, or 10%, from the prior year due to lower performance fees and the effect of lower markets, including the impact of lower market valuations of seed capital investments. The lower results were offset partially by the benefit of the Bear Stearns merger and increased revenue from net asset inflows. Net interest income was $1.1 billion, up $221 million, or 27%, from the prior year, predominantly due to higher deposit and loan balances and wider deposit spreads.
Private Bank revenue grew 13% to $1.9 billion, due to higher assets under management and increased loan and deposit balances, partially offset by the effect of lower markets and lower performance fees. Institutional revenue declined 18% to $1.4 billion due to lower performance fees, partially offset by growth in assets under management. Retail revenue declined 23% to $1.4 billion due to the effect of lower markets, including the impact of lower market valuations of seed capital investments and net equity outflows. Private Wealth Management revenue grew 6% to $1.1 billion due to higher deposit and loan balances and growth in assets under management from net asset inflows. Bear Stearns Brokerage contributed $131 million to revenue.
The provision for credit losses was $53 million, compared with a benefit of $17 million in the prior year, reflecting an increase in loan balances and a lower level of recoveries.
Noninterest expense was $4.1 billion, up $129 million, or 3%, compared with the prior year as the effect of the Bear Stearns merger and increased headcount were offset by lower performance-based compensation.

Business metrics
(in millions, except headcount, ratios and ranking data,	Three months ended September 30,			Nine months ended September 30,
and where otherwise noted)	2008	2007	Change	2008	2007	Change

Number of:
Client advisors	1,684	1,680	—%	1,684	1,680	—%
Retirement planning services participants	1,492,000	1,495,000	—	1,492,000	1,495,000	—
Bear Stearns brokers	323	—	NM	323	—	NM

% of customer assets in 4 & 5 Star Funds(a)	39%	55%	(29)	39%	55%	(29)

% of AUM in 1st and 2nd quartiles:(b)
1 year	49%	47%	4	49%	47%	4
3 years	67%	73%	(8)	67%	73%	(8)
5 years	77%	76%	1	77%	76%	1

Selected balance sheet data (period-end)
Equity	$7,000	$4,000	75	$7,000	$4,000	75

Selected balance sheet data (average)
Total assets	$71,189	$53,879	32	$65,518	$50,498	30
Loans(c)	39,750	30,928	29	38,552	28,440	36
Deposits	65,621	59,907	10	67,918	56,920	19
Equity	5,500	4,000	38	5,190	3,834	35

Headcount	15,493	14,510	7	15,493	14,510	7

Credit data and quality statistics
Net charge-offs (recoveries)	$(1)	$(5)	80	$(1)	$(10)	90
Nonperforming loans	121	28	332	121	28	332
Allowance for loan losses	170	115	48	170	115	48
Allowance for lending-related commitments	5	6	(17)	5	6	(17)

Net charge-off (recovery) rate	(0.01)%	(0.06)%		—%	(0.05)%
Allowance for loan losses to average loans	0.43	0.37		0.44	0.40
Allowance for loan losses to nonperforming loans	140	411		140	411
Nonperforming loans to average loans	0.30	0.09		0.31	0.10

(a)	Derived from following rating services: Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(b)	Derived from following rating services: Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.
(c)	Reflects the transfer in 2007 of held-for-investment prime mortgage loans transferred from AM to Corporate within the Corporate/Private Equity segment.
Assets under supervision
Assets under supervision were $1.6 trillion, an increase of $23 billion, or 1%, from the prior year. Assets under management were $1.2 trillion, down $10 billion, or 1%, from the prior year. The decrease in assets under management was predominantly due to lower equity markets and equity product outflows, partially offset by liquidity product inflows across all segments and the addition of Bear Stearns assets under management. Custody, brokerage, administration and deposit balances were $409 billion, up $33 billion, driven by the addition of Bear Stearns Brokerage.

ASSETS UNDER SUPERVISION(a) (in billions)
As of September 30,	2008	2007

Assets by asset class
Liquidity	$524	$368
Fixed income	189	195
Equities & balanced	308	481
Alternatives	132	119

Total assets under management	1,153	1,163
Custody/brokerage/administration/deposits	409	376

Total assets under supervision	$1,562	$1,539

Assets by client segment
Institutional	$653	$603
Private Bank(b)	194	179
Retail	223	304
Private Wealth Management(b)	75	77
Bear Stearns Brokerage	8	—

Total assets under management	$1,153	$1,163

Institutional	$653	$604
Private Bank(b)	417	395
Retail	303	399
Private Wealth Management(b)	134	141
Bear Stearns Brokerage	55	—

Total assets under supervision	$1,562	$1,539

Assets by geographic region
U.S./Canada	$785	$745
International	368	418

Total assets under management	$1,153	$1,163

U.S./Canada	$1,100	$1,022
International	462	517

Total assets under supervision	$1,562	$1,539

Mutual fund assets by asset class
Liquidity	$470	$308
Fixed income	44	46
Equity	134	235

Total mutual fund assets	$648	$589

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm has 43% ownership.
(b)	In the third quarter of 2008, certain clients were transferred from Private Bank to Private Wealth Management. Prior periods have been revised to conform to this change.

	Three months ended September 30,		Nine months ended September 30,
Assets under management rollforward	2008	2007	2008	2007

Beginning balance	$1,185	$1,109	$1,193	$1,013
Net asset flows:
Liquidity	55	33	124	52
Fixed income	(4)	(2)	(5)	6
Equities, balanced and alternative	(5)	2	(29)	24
Market/performance/other impacts(a)	(78)	21	(130)	68

Total assets under management	$1,153	$1,163	$1,153	$1,163

Assets under supervision rollforward
Beginning balance	$1,611	$1,472	$1,572	$1,347
Net asset flows	61	41	108	106
Market/performance/other impacts(a)	(110)	26	(118)	86

Total assets under supervision	$1,562	$1,539	$1,562	$1,539

(a)	Includes $15 billion for assets under management and $68 billion for assets under supervision from the Bear Stearns merger in the second quarter of 2008.

CORPORATE / PRIVATE EQUITY

For a discussion of the business profile of Corporate/Private Equity, see pages 59—60 of JPMorgan Chase’s 2007 Annual Report.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount)	2008	2007	Change	2008	2007	Change

Revenue
Principal transactions(a)	$(1,876)	$1,082	NM%	$(1,968)	$3,779	NM%
Securities gains (losses)(b)	440	128	244	1,138	(107)	NM
All other income(c)	(274)	70	NM	987	228	333

Noninterest revenue	(1,710)	1,280	NM	157	3,900	(96)
Net interest income (expense)	(38)	(279)	86	(276)	(569)	51

Total net revenue	(1,748)	1,001	NM	(119)	3,331	NM

Provision for credit losses(d)	2,355	(31)	NM	2,841	(25)	NM

Noninterest expense
Compensation expense	652	569	15	1,902	2,040	(7)
Noncompensation expense(e)	570	674	(15)	1,187	2,048	(42)
Merger costs	96	61	57	251	187	34

Subtotal	1,318	1,304	1	3,340	4,275	(22)
Net expense allocated to other businesses	(1,150)	(1,059)	(9)	(3,277)	(3,174)	(3)

Total noninterest expense	168	245	(31)	63	1,101	(94)

Income (loss) before income tax expense and extraordinary gain	(4,271)	787	NM	(3,023)	2,255	NM
Income tax expense (benefit)	(1,727)	274	NM	(1,084)	729	NM

Income (loss) before extraordinary gain	(2,544)	513	NM	(1,939)	1,526	NM
Extraordinary gain(f)	581	—	NM	581	—	NM

Net income (loss)	$(1,963)	$513	NM	$(1,358)	$1,526	NM

Total net revenue
Private equity	$(216)	$733	NM	$144	$3,279	(96)
Corporate	(1,532)	268	NM	(263)	52	NM

Total net revenue	$(1,748)	$1,001	NM	$(119)	$3,331	NM

Net income (loss)
Private equity	$(164)	$409	NM	$(8)	$1,809	NM
Corporate	(1,064)	142	NM	(75)	(167)	55
Merger-related items(g)	(735)	(38)	NM	(1,275)	(116)	NM

Total net income (loss)	$(1,963)	$513	NM	$(1,358)	$1,526	NM

Headcount	21,641	22,864	(5)	21,641	22,864	(5)

(a)	Included losses on preferred equity interest in Fannie Mae and Freddie Mac in the third quarter of 2008.
(b)	Included gains on the sale of MasterCard shares in the second quarter of 2008.
(c)	Included proceeds from the sale of Visa shares in its initial public offering in the first quarter of 2008.
(d)	Included a $2.0 billion charge to conform Washington Mutual’s loan loss reserves to JPMorgan Chase’s accounting policy in the third quarter of 2008.
(e)	Included a release of credit card litigation reserves in the first quarter of 2008.
(f)
Effective September 25, 2008, JPMorgan Chase acquired Washington Mutual’s banking operations from the FDIC for $1.9 billion. The fair value of the Washington Mutual net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with SFAS 141, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain.

(g)
Included an accounting conformity loan loss reserve provision and an extraordinary gain related to the Washington Mutual transaction in the third quarter of 2008. The three and nine month periods of 2008 reflect items related to the Bear Stearns merger, which included Bear Stearn’s equity earnings, merger costs, Bear Stearns asset management liquidation costs and Bear Stearns private client services broker retention expense. Prior periods represent costs related to the 2004 Bank One and 2006 Bank of New York transactions.

Quarterly results
Net loss for Corporate/Private Equity was $2.0 billion, compared with net income of $513 million in the prior year.
Net loss included a charge of $1.2 billion (after-tax) to conform loan loss reserves and an extraordinary gain of $581 million related to the acquisition of Washington Mutual’s banking operations, which closed on September 25, 2008. Net loss also included $95 million (after-tax) of continuing Bear Stearns merger-related items.
Net loss for Private Equity was $164 million, compared with net income of $409 million in the prior year. Net revenue was negative $216 million, a decrease of $949 million, reflecting Private Equity losses of $206 million, compared with gains of $766 million in the prior year. Noninterest expense was $41 million, a decline of $54 million from the prior year, reflecting lower compensation expense.
Excluding the above merger-related items, the net loss for Corporate was $1.1 billion, compared with net income of $142 million in the prior year. Net revenue was negative $1.5 billion, compared with revenue of $268 million in the prior year. This decrease reflects a higher level of trading losses, including losses of $1.0 billion on preferred securities of Fannie Mae and Freddie Mac, a $375 million charge related to the offer to repurchase the Firm and its affiliates auction-rate securities at par for certain customers, and the absence of a $115 million gain from the sale of MasterCard shares in the prior year. These losses were offset partially by securities gains of $440 million. Excluding the provision related to Washington Mutual, the current-quarter provision for credit losses of $378 million includes an increase in the allowance for loan losses of $250 million for prime mortgage (see Retail Financial Services’ discussion of the provision for loan losses for further detail). Noninterest expense was $127 million, a decrease of $23 million from the prior year, driven by lower litigation expense.
Year-to-date results
Net loss for Corporate/Private Equity was $1.4 billion, compared with net income of $1.5 billion in the prior year.
Results included a $1.2 billion (after-tax) conforming loan loss reserve provision and an extraordinary gain of $581 million related to the acquisition of Washington Mutual’s banking operations, the after-tax effect from the sale of Visa shares in its initial public offering ($1.5 billion pretax and $955 million after-tax) and the impact of Bear Stearns merger-related items, netting to a loss of $635 million.
Net loss for Private Equity was $8 million, compared with net income of $1.8 billion in the prior year. Net revenue was $144 million, a decrease of $3.1 billion, reflecting Private Equity gains of $203 million, compared with gains of $3.4 billion in the prior year. Noninterest expense was $161 million, a decline of $296 million from the prior year, reflecting lower compensation expense.
Excluding the above merger-related items and the impact of the Visa initial public offering, the net loss for Corporate was $1.0 billion, compared with a net loss of $167 million in the prior year. Net revenue was negative $1.4 billion, compared with revenue of $52 million in the prior year. This decrease was due to a higher level of trading losses, including losses of $1.0 billion on preferred securities of Fannie Mae and Freddie Mac, a $375 million charge related to the offer to repurchase auction-rate securities at par, and the absence of a $115 million gain from the sale of MasterCard shares in the prior year. Trading losses were offset partially by securities gains of $1.1 billion, which included a pretax gain of $668 million from the sale of MasterCard shares. Excluding the provision related to the Washington Mutual transaction, there were credit losses of $865 million compared with a benefit of $25 million in the prior year, predominantly reflecting an increase in the allowance for loan losses and higher net charge-offs for prime mortgages. Excluding the above merger-related items, noninterest expense was negative $435 million compared with $645 million in the prior year, reflecting a reduction of credit card-related litigation expense and the absence of prior-year Bank One merger expense.

Selected income statement and balance sheet data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2008	2007	Change	2008	2007	Change

Treasury
Securities gains (losses)(a)	$442	$126	251%	$1,140	$(109)	NM %
Investment securities portfolio (average)	105,984	85,470	24	94,592	86,552	9
Investment securities portfolio (ending)	115,703	86,495	34	115,703	86,495	34
Mortgage loans (average)(b)	42,432	29,854	42	41,228	27,326	51
Mortgage loans (ending)(b)	41,976	32,804	28	41,976	32,804	28

Private equity
Realized gains	$40	$504	(92)	$1,693	$2,212	(23)
Unrealized gains (losses)(c)	(273)	227	NM	(1,480)	1,038	NM

Total direct investments	(233)	731	NM	213	3,250	(93)
Third-party fund investments	27	35	(23)	(10)	122	NM

Total private equity gains (losses)(d)	$(206)	$766	NM	$203	$3,372	(94)

Private equity portfolio information(e)
Direct investments	September 30, 2008	December 31, 2007	Change

Publicly held securities
Carrying value	$600	$390	54%
Cost	705	288	145
Quoted public value	657	536	23

Privately held direct securities
Carrying value	6,038	5,914	2
Cost	6,058	4,867	24

Third-party fund investments(f)
Carrying value	889	849	5
Cost	1,121	1,076	4

Total private equity portfolio — Carrying value	$7,527	$7,153	5
Total private equity portfolio — Cost	$7,884	$6,231	27

(a)
Year-to-date 2008 included a gain on the sale of MasterCard shares. All periods reflect repositioning of the Corporate investment securities portfolio and exclude gains/losses on securities used to manage risk associated with MSRs.

(b)
Held-for-investment prime mortgage loans were transferred from RFS and AM to the Corporate/Private Equity segment for risk management and reporting purposes. The initial transfers had no material impact on the financial results of Corporate/Private Equity.

(c)	Unrealized gains (losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.
(d)	Included in principal transactions revenue in the Consolidated Statements of Income.
(e)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 5 on pages 98—102 of this Form 10-Q.
(f)	Unfunded commitments to third-party private equity funds were $931 million and $881 million at September 30, 2008, and December 31, 2007, respectively.
The carrying value of the private equity portfolio at September 30, 2008, was $7.5 billion, up from $7.2 billion at December 31, 2007. The portfolio represented 7.5% of the Firm’s stockholders’ equity less goodwill at September 30, 2008, down from 9.2% at December 31, 2007.

WASHINGTON MUTUAL

The effects of the acquisition of Washington Mutual’s banking operations on September 25, 2008, were not included in the preceding business segment results as such operations did not have a material effect on the results of the quarter ended September 30, 2008, except the charge to conform Washington Mutual’s loan loss reserves and the extraordinary gain related to the transaction which are reflected for JPMorgan Chase in the Corporate/Private Equity segment. The following table presents the September 30, 2008 allocated value of assets and liabilities, and other selected metrics related to the Washington Mutual transaction.

Selected balance sheet data (in millions)	September 30, 2008

Assets
Cash and due from banks	$3,680
Deposits with banks	3,517
Federal funds sold and securities purchased under resale agreements	1,700
Trading assets	5,691
Securities	17,240
Loans (net of allowance for loan losses) (a)	204,213
Accrued interest and accounts receivable	3,332
Mortgage servicing rights	5,845
Other assets	15,044

Total assets	$260,262

Liabilities
Deposits	$159,824
Federal funds purchased and securities loaned or sold under repurchase agreements	4,549
Other borrowed funds	81,759
Trading liabilities — derivative payables	585
Accounts payable, accrued expense and other liabilities	6,092
Long-term debt	6,910

Total liabilities	$259,719

Loan balances
Consumer loans — excluding purchased credit impaired:
Home equity	$22,217
Prime mortgage	23,442
Subprime mortgage	4,725
Option ARMs	18,989
Credit card	15,158
Other loans	1,858

Consumer loans — excluding purchased credit impaired	86,389
Consumer loans — purchased credit impaired	77,853

Total consumer loans	164,242

Wholesale loans(b)	44,482

Total loans	208,724
Allowance for loan losses(a) (c)	(4,511)

Total net loans	$204,213

Total managed loans	$220,643

Credit data and credit quality statistics
30+ day delinquency rate	8.18%
Allowance for loan losses	$4,511
Allowance for loan losses to ending loans(c)	3.45%

Deposits
Checking	$45,494
Savings	19,580
Time and other	94,750

Total deposits	$159,824

Mortgage banking metrics (in billions)
Third-party mortgage loans serviced (ending)	$433.0
MSR net carrying value (ending)	5.8

Other metrics
Branches	2,244
ATMs	5,081
Headcount	41,798
Checking accounts (in thousands)	12,818
Net accounts opened (in millions)(d)	13

(a)	Includes an adjustment of $2.0 billion to conform Washington Mutual’s loan loss allowance to JPMorgan Chase’s policy.
(b)	Included $272 million of purchased credit impaired loans.
(c)
Purchased credit impaired loans of $78.1 billion were excluded when calculating the ratio of the allowance for loan losses to ending loans. These loans were recorded at fair value on the transaction date, including an adjustment for credit impairment. Accordingly, no allowance for loan losses has been recorded for these assets as of September 30, 2008.

(d)	Represents credit card accounts acquired by JPMorgan Chase in the Washington Mutual transaction.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	September 30, 2008	December 31, 2007

Assets
Cash and due from banks	$54,350	$40,144
Deposits with banks	34,372	11,466
Federal funds sold and securities purchased under resale agreements	233,668	170,897
Securities borrowed	152,050	84,184
Trading assets:
Debt and equity instruments	401,609	414,273
Derivative receivables	118,648	77,136
Securities	150,779	85,450
Loans	761,381	519,374
Allowance for loan losses	(19,052)	(9,234)

Loans, net of allowance for loan losses	742,329	510,140
Accrued interest and accounts receivable	104,232	24,823
Goodwill	46,121	45,270
Other intangible assets	22,528	14,731
Other assets	190,783	83,633

Total assets	$2,251,469	$1,562,147

Liabilities
Deposits	$969,783	$740,728
Federal funds purchased and securities loaned or sold under repurchase agreements	224,075	154,398
Commercial paper and other borrowed funds	222,307	78,431
Trading liabilities:
Debt and equity instruments	76,213	89,162
Derivative payables	85,816	68,705
Accounts payable, accrued expense and other liabilities	260,563	94,476
Beneficial interests issued by consolidated VIEs	11,437	14,016
Long-term debt and trust preferred capital debt securities	255,432	199,010

Total liabilities	2,105,626	1,438,926
Stockholders’ equity	145,843	123,221

Total liabilities and stockholders’ equity	$2,251,469	$1,562,147

Consolidated Balance Sheets overview
The following is a discussion of the significant changes in the Consolidated Balance Sheets from December 31, 2007.
Deposits with banks; federal funds sold and securities purchased under resale agreements; securities borrowed; federal funds purchased and securities loaned or sold under repurchase agreements
The Firm utilizes deposits with banks, federal funds sold and securities purchased under resale agreements, securities borrowed, and federal funds purchased and securities loaned or sold under repurchase agreements as part of its liquidity management activities to manage the Firm’s cash positions and risk-based capital requirements and to support the Firm’s trading and risk management activities. In particular, the Firm uses securities purchased under resale agreements and securities borrowed to provide funding or liquidity to clients by purchasing and borrowing clients’ securities for the short-term. Federal funds purchased and securities loaned or sold under repurchase agreements are used as short-term funding sources for the Firm and to make securities available to clients for their short-term purposes. The increases from December 31, 2007, in securities borrowed, securities purchased under resale agreements and deposits with banks was related to the assets acquired as a result of the Bear Stearns merger, growth in demand from clients for liquidity, and a higher level of funds available for short-term investment opportunities. The increase in securities sold under repurchase agreements reflected higher short-term funding requirements to fulfill clients’ demand for liquidity and to finance the Firm’s AFS securities inventory, and the effect of the liabilities assumed in connection with the Bear Stearns merger. For additional information on the Firm’s Liquidity Risk Management, see pages 61—64 of this Form 10-Q.
Trading assets and liabilities — debt and equity instruments
The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist predominantly of fixed income securities, including government and corporate debt; equity, including convertible securities; loans, including certain prime mortgage and other loans warehoused by RFS and IB for sale or securitization purposes and accounted for at fair value under SFAS 159; and physical commodities inventories. The decreases in trading assets and liabilities — debt and equity from December 31, 2007, reflected the effect of the challenging capital markets environment, particularly for debt securities, partially offset by positions acquired as a result of the Bear Stearns merger. For additional information, refer to Note 3 and Note 5 on pages 98 – 109 and 111 – 113 respectively, of this Form 10-Q.
Trading assets and liabilities — derivative receivables and payables
The Firm utilizes various interest rate, foreign exchange, equity, credit and commodity derivatives for market-making, proprietary risk-taking and risk-management purposes. The increase in derivative receivables and payables from December 31, 2007, was largely the result of positions acquired in the Bear Stearns merger as well as the effect of currency and equity market volatility on foreign exchange and equity derivative receivables, respectively. For additional information, refer to derivative contracts, Note 3, Note 5 and Note 28 on pages 69 – 71, 98 – 109, 111 – 113 and 145 – 146 respectively, of this Form 10-Q.
Securities
Almost all of the Firm’s securities portfolio is classified as AFS and is used predominantly to manage the Firm’s exposure to interest rate movements. The AFS portfolio increased from December 31, 2007, predominantly as a result of purchases and securities acquired in the Washington Mutual transaction, partially offset by sales and maturities. For additional information related to securities, refer to the Corporate/Private Equity segment discussion, Note 3 and Note 11 on pages 47 – 49, 98 – 109 and 117 – 119, respectively, of this Form 10-Q.
Loans and allowance for loan losses
The Firm provides loans to a variety of customers, from large corporate and institutional clients to individual consumers. Loans increased from December 31, 2007, largely due to loans acquired in the acquisition of Washington Mutual’s banking operations, organic growth in lending across all wholesale businesses, and growth in the consumer prime mortgage portfolio driven by the decision to retain, rather than sell, new originations of nonconforming mortgage loans. These increases were partially offset by a decline in heritage JPMorgan Chase’s credit card receivables as a result of a higher level of securitizations. Both the consumer and wholesale components of the allowance for loan losses increased from December 31, 2007. The increase in the allowance for loan losses includes the addition from noncredit impaired loans acquired in the Washington Mutual transaction. The consumer allowance also rose due to an increase in estimated losses for home equity, subprime mortgage, prime mortgage and credit card loans due to the effects of continued housing price declines and slowing economic growth. Excluding the transaction with Washington Mutual, the increase in the wholesale allowance was due to the effect of a weakening credit environment and the impact of the transfer of leveraged lending loans in the IB to retained loans from held-for-sale loans and, to a lesser extent, loan growth. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 64 – 80, and Notes 3, 4, 13 and 14 on pages 98 – 109, 109 – 111, 120 – 122 and 123, respectively, of this Form 10-Q.
Accrued interest and accounts receivable; accounts payable, accrued expense and other liabilities
The Firm’s accrued interest and accounts receivable consist of accrued interest receivable from interest-earning assets; receivables from customers (primarily from activities related to IB’s prime services business); receivables from brokers, dealers and clearing organizations; and receivables from failed securities sales. The Firm’s accounts payable, accrued expense, and other liabilities consist of accounts payable to customers (primarily from activities related to IB’s prime services business), payables to brokers, dealers and clearing organizations; payables from failed securities purchases; accrued expense, including for interest-bearing liabilities; and all other liabilities, including obligations to return securities received as collateral. The increase in accrued interest and accounts receivable from December 31, 2007, was due largely to the merger with Bear Stearns, reflecting higher customer receivables in IB’s prime services business and higher levels of fails as a result of the tight market for U.S. Treasury securities. The increase in accounts payable, accrued expense and other liabilities was predominantly due to the Bear Stearns merger, reflecting higher customer payables, primarily related to IB’s prime services business; as well as higher obligations to return securities received as collateral. For additional information, see Note 15 on page 124 of this Form 10-Q.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The increase in goodwill was due to the purchase of an additional equity interest in Highbridge, tax-related purchase accounting adjustments associated with the 2004 Bank One merger and the merger with Bear Stearns. For additional information, see Note 18 on pages 135 – 137 of this Form 10-Q.
Other intangible assets
The Firm’s other intangible assets consist of MSRs, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles, and all other intangibles. MSRs increased due to the Washington Mutual transaction, sales and securitizations in RFS of originated loans and purchases of MSRs, partially offset by servicing portfolio runoff. The decrease in other intangible assets reflects amortization expense associated with credit card-related and core deposit intangibles, partially offset by an increase resulting from the purchase of an additional equity interest in Highbridge, as well as the acquisition of an institutional global custody portfolio. For additional information on MSRs and other intangible assets, see Note 18 on pages 135—137 of this Form 10-Q.
Other assets
The Firm’s other assets consist of private equity and other investments, collateral received, corporate and bank-owned life insurance policies, premises and equipment, and all other assets. The increase in other assets from December 31, 2007, was due largely to the purchase of asset-backed commercial paper from money market mutual funds in connection with the AML Facility, which was established by the Federal Reserve on September 19, 2008, as a special lending facility to provide liquidity to eligible MMMFs. Also contributing to the increase was the merger with Bear Stearns, which resulted in a higher volume of collateral received. For additional information regarding the AML Facility, see the Recent Market Developments — AML Facility and Note 15 on pages 7—8 and 124, respectively, of this Form 10-Q.
Deposits
The Firm’s deposits represent a liability to customers, both retail and wholesale, related to non-brokerage funds held on their behalf. Deposits are generally classified by location (U.S. and non-U.S.), whether they are interest or noninterest-bearing, and by type (i.e., demand, money market deposit accounts, savings, time or negotiable order of withdrawal accounts). Deposits help provide a stable and consistent source of funding for the Firm. Deposits were at a higher level compared with the level at December 31, 2007, predominantly from the deposits assumed in the acquisition of Washington Mutual’s banking operations, and net increases in wholesale interest- and noninterest-bearing deposits in TSS. The increase in TSS was driven by both new and existing clients, and due to the heightened volatility and credit concerns in the global markets. For more information on deposits, refer to the TSS and RFS segment discussions on pages 40—42 and 26—32, respectively, and the Liquidity Risk Management discussion on pages 61—64 of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 37—39 and 40—42 of this Form 10-Q.
Commercial paper and other borrowed funds
The Firm utilizes commercial paper and other borrowed funds as part of its liquidity management activities to meet short-term funding needs, and in connection with a TSS liquidity management product whereby excess client funds, predominantly in TSS, CB and RFS, are transferred into commercial paper overnight sweep accounts. The increases in commercial paper and other borrowed funds was predominantly due to advances from Federal Home Loan Banks of $80.6 billion that were assumed in the Washington Mutual transaction and nonrecourse advances from the FRBB to fund purchases of asset-backed commercial paper from money market mutual funds, and growth in the volume of liability balances in sweep accounts. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 61—64 and Note 20 on page 138 of this Form 10-Q.
Long-term debt and trust preferred capital debt securities
The Firm utilizes long-term debt and trust preferred capital debt securities to provide cost-effective and diversified sources of funds and as critical components of the Firm’s liquidity and capital management. Long-term debt and trust preferred capital debt securities increased from December 31, 2007, predominantly due to the debt assumed in both the merger with Bear Stearns and the Washington Mutual transaction, partially offset by net maturities and redemptions including IB structured notes, the issuances of which are generally client-driven. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 61—64 and Note 21 on pages 139—140 of this Form 10-Q.
Stockholders’ equity
The increase in total stockholders’ equity from December 31, 2007, was due to the issuance of common stock, the merger with Bear Stearns and issuances under the Firm’s employee stock-based compensation plans; the issuance of preferred stock in the second and third quarters of 2008; and net income for the first nine months of 2008. These additions were partially offset by the declaration of cash dividends and net losses recorded within accumulated other comprehensive income. For a further discussion, see the Capital Management section that follows, and Note 22 and Note 25 on pages 141—142 and 143—144, respectively, of this Form 10-Q.

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2007, and should be read in conjunction with Capital Management on pages 63—65 of JPMorgan Chase’s 2007 Annual Report.
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
Relative to the third quarter of 2007, line of business equity increased during the second quarter of 2008 in IB and AM due to the Bear Stearns merger, business growth across the businesses and, for AM, the purchase of the additional equity interest in Highbridge. At the end of the third quarter of 2008, equity was increased for each line of business with a view toward the future implementation of the new Basel II capital rules. For further details on these rules, see Basel II on page 57 of this Form 10-Q. In addition, capital allocated to RFS, CS, and CB was increased as a result of the acquisition of Washington Mutual’s banking operations. The Firm may revise its equity capital-allocation methodology in the future.
In accordance with SFAS 142, the lines of business perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical Accounting Estimates Used by the Firm and Note 18 on pages 98 and 154, respectively, of JPMorgan Chase’s 2007 Annual Report, and Note 18 on pages 135—136 of this Form 10-Q.

Line of business equity
(in billions)	September 30, 2008	December 31, 2007

Investment Bank	$33.0	$21.0
Retail Financial Services	25.0	16.0
Card Services	15.0	14.1
Commercial Banking	8.0	6.7
Treasury & Securities Services	4.5	3.0
Asset Management	7.0	4.0
Corporate/Private Equity	45.2	58.4

Total common stockholders’ equity	$137.7	$123.2

Line of business equity	Average for the period
(in billions)	3Q08	2Q08	3Q07

Investment Bank	$26.0	$23.3	$21.0
Retail Financial Services	17.0	17.0	16.0
Card Services	14.1	14.1	14.1
Commercial Banking	7.0	7.0	6.7
Treasury & Securities Services	3.5	3.5	3.0
Asset Management	5.5	5.1	4.0
Corporate/Private Equity	53.5	56.4	54.2

Total common stockholders’ equity	$126.6	$126.4	$119.0

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital primarily based upon four risk factors: credit risk, market risk, operational risk and private equity risk, principally for the Firm’s private equity business.

Economic risk capital	Quarterly Averages
(in billions)	3Q08	2Q08	3Q07

Credit risk	$37.1	$34.8	$30.5
Market risk	10.9	8.5	9.7
Operational risk	6.3	5.8	5.6
Private equity risk	6.3	5.0	3.7

Economic risk capital	60.6	54.1	49.5
Goodwill	45.9	45.8	45.3
Other	20.1	26.5	24.2

Total common stockholders’ equity	$126.6	$126.4	$119.0

Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the bank holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
The Federal Reserve granted the Firm, for a period of 18 months following the merger with Bear Stearns, relief up to a certain specified amount and subject to certain conditions from the Federal Reserve’s risk-based capital and leverage requirements with respect to Bear Stearns’ risk-weighted assets and other exposures acquired. The amount of such relief is subject to reduction by one-sixth each quarter subsequent to the Merger and expires on October 1, 2009. The OCC granted JPMorgan Chase Bank, N.A. similar relief from its risk-based capital and leverage requirements.
At September 30, 2008, the Firm has purchased and pledged $61.3 billion of ABCP under the AML Facility and recorded a nonrecourse liability to the FRBB for the same amount. For additional information regarding this facility, see Recent Market Developments — AML Facility discussion on page 8 of this Form 10-Q and Note 15 on page 124 of this Form 10-Q.
The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at September 30, 2008, and December 31, 2007. The table indicates that the Firm and its significant banking subsidiaries were well-capitalized.

				Adjusted	Tier 1	Total	Tier 1
	Tier 1		Risk-weighted	average	capital	capital	leverage
(in millions, except ratios)	capital	Total capital	assets(c)	assets(d)	ratio	ratio	ratio

September 30, 2008(a)
JPMorgan Chase & Co.	$111,630	$159,175	$1,261,034	$1,555,297	8.9%	12.6%	7.2%
JPMorgan Chase Bank, N.A.	97,103	140,509	1,227,798	1,335,007	7.9	11.4	7.3
Chase Bank USA, N.A.	9,912	11,299	78,853	64,312	12.6	14.3	15.4

December 31, 2007(a)
JPMorgan Chase & Co.	$88,746	$132,242	$1,051,879	$1,473,541	8.4%	12.6%	6.0%
JPMorgan Chase Bank, N.A.	78,453	112,253	950,001	1,268,304	8.3	11.8	6.2
Chase Bank USA, N.A.	9,407	10,720	73,169	60,905	12.9	14.7	15.5

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.
(c)
Includes off-balance sheet risk-weighted assets of $391.3 billion, $363.4 billion and $14.0 billion, respectively, at September 30, 2008, and of $352.7 billion, $336.8 billion and $13.4 billion, respectively, at December 31, 2007, for JPMorgan Chase and its significant banking subsidiaries.

(d)
Adjusted average assets, for purposes of calculating the leverage ratio, include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(e)
Represents requirements for banking subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(f)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4% depending on factors specified in regulations issued by the Federal Reserve and OCC.
Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities which have resulted from both nontaxable business combinations and from tax deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $1.8 billion at September 30, 2008, and $2.0 billion at December 31, 2007. Additionally, the Firm had deferred tax liabilities resulting from tax deductible goodwill of $1.3 billion at September 30, 2008, and $939 million at December 31, 2007.

The Firm’s Tier 1 capital was $111.6 billion at September 30, 2008, compared with $88.7 billion at December 31, 2007, an increase of $22.9 billion. The increase was due primarily to an issuance of common stock of $11.5 billion, issuances of preferred stock of $8.2 billion, net issuances of common stock under the Firm’s employee stock-based compensation plans of $2.7 billion, net issuances of common stock in connection with the Bear Stearns merger of $1.2 billion, net income of $4.9 billion and net issuances of qualifying trust preferred capital debt securities of $2.6 billion. These increases were partially offset by decreases in stockholders’ equity net of accumulated other comprehensive income (loss), primarily due to dividends declared of $4.4 billion, a $783 million increase in the deduction for goodwill and other nonqualifying intangibles, a $548 million increase in the deduction for disallowed servicing assets and purchased credit card relationships and a $2.0 billion (after-tax) increase in the valuation adjustment to certain liabilities to reflect the credit quality of the Firm. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 28 on pages 166—167 of JPMorgan Chase’s 2007 Annual Report.
Capital Purchase Program
Pursuant to the Capital Purchase Program, on October 28, 2008, the Firm issued to the U.S. Treasury, in exchange for aggregate consideration of $25.0 billion, (i) 2.5 million shares of Series K Preferred Stock, and (ii) a Warrant to purchase up to 88,401,697 shares of the Firm’s common stock, at an exercise price of $42.42 per share, subject to certain anti-dilution and other adjustments. The Series K Preferred Stock qualifies as Tier 1 capital.
The Series K Preferred Stock bears cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the liquidation preference thereof, but will only be paid when, as and if declared by the Firm’s Board of Directors out of funds legally available therefor. The Series K Preferred Stock ranks pari passu with the Firm’s existing 6.15% Cumulative Preferred Stock, Series E, 5.72% Cumulative Preferred Stock, Series F, 5.49% Cumulative Preferred Stock, Series G, Fixed-to-Floating Rate Non-cumulative Perpetual Preferred Stock, Series I and 8.63% Non-cumulative Perpetual Preferred Stock, Series J, in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Firm.
For as long as any shares of Series K Preferred Stock are outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking pari passu with the Series K Preferred Stock, or common stock (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series K Preferred Stock), unless all accrued and unpaid dividends for all past dividend periods on the Series K Preferred Stock are fully paid. The U.S. Treasury’s consent is required for any increase in dividends on common stock from the amount of the Firm’s quarterly stock dividend of $0.38 per share, payable on October 31, 2008 until the third anniversary of the purchase agreement with the U.S. Treasury unless prior to such third anniversary the Series K Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series K Preferred Stock to third parties.
The Firm may not repurchase or redeem any junior preferred shares, preferred shares ranking pari passu with the Series K Preferred Stock or common stock without the prior consent of the U.S. Treasury (other than (i) repurchases of the Series K Preferred Stock and (ii) repurchases of junior preferred shares or common stock in connection with any employee benefit plan in the ordinary course of business consistent with past practice) until the third anniversary of the purchase agreement with the U.S. Treasury unless prior to such third anniversary the Series K Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series K Preferred Stock to third parties.

Basel II
The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (“Basel II”), and in December 2007, U.S. banking regulators published a final Basel II rule. The final U.S. rule will require JPMorgan Chase to implement Basel II at the holding company level, as well as at certain key U.S. bank subsidiaries. The U.S. implementation timetable consists of a qualification period, starting any time between April 1, 2008, and April 1, 2010, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based upon current (“Basel I”) regulations. JPMorgan Chase expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based upon various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required. Equity requirements calculated in accordance with Basel II are expected to be dynamic over time because the drivers of such equity requirements are a reflection of the Firm’s risk profile and balance sheet composition. For additional information, see Basel II, on page 65 of JPMorgan Chase’s 2007 Annual Report.
Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are J.P. Morgan Securities Inc. (“JPMorgan Securities”) and Bear, Stearns & Co. Inc. (“Bear Stearns & Co.”). JPMorgan Securities and Bear Stearns & Co. are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (“Net Capital Rule”). Bear Stearns & Co. is also registered as futures commissions merchants and subject to Rule 1.17 under the Commodity Futures Trading Commission (“CFTC”).
JPMorgan Securities and Bear Stearns & Co. have elected to compute their minimum net capital requirements in accordance with the minimum net capital requirements of the Net Capital Rule. At September 30, 2008, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, of $5 billion exceeded the minimum requirement by $4.1 billion and Bear Stearns & Co.’s net capital of $5.1 billion exceeded the minimum requirement by $4.5 billion. In addition to its net capital requirements, JPMorgan Securities and Bear Stearns & Co. are required to hold tentative net capital in excess of $1 billion and are also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5 billion in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of September 30, 2008, JPMorgan Securities and Bear Stearns & Co. had tentative net capital in excess of the minimum and the notification requirements. The Firm merged JPMorgan Securities Inc. and Bear, Stearns & Co. Inc. on October 1, 2008, and the surviving entity is named J.P. Morgan Securities Inc.
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratios, need to maintain an adequate capital level and alternative investment opportunities. The Firm continues to target a dividend payout ratio of approximately 30-40% of net income over time. On September 16, 2008, the Firm declared a quarterly common stock dividend of $0.38 per share, payable on October 31, 2008, to shareholders of record at the close of business on October 6, 2008. The Purchase Agreement concerning the issuance and sale of the Series K Preferred Stock to the U.S. Treasury contains limitations on the payment of dividends on the Firm’s capital stock. See the dividend restrictions discussion on page 56 of this Form 10-Q.

Issuance
The Firm issued $6.0 billion and $1.8 billion of noncumulative perpetual preferred stock on April 23, 2008 and August 21, 2008, respectively. The proceeds were used for general corporate purposes. For additional information regarding preferred stock, see Note 22 on pages 141—142 of this Form 10-Q.
On September 30, 2008, the Firm issued $11.5 billion, or 284 million shares, of common stock at $40.50 per share. The proceeds from this issuance were used for general corporate purposes.
Stock repurchases
For a discussion of the Firm’s current stock repurchase program, see Stock repurchases on page 65 of JPMorgan Chase’s 2007 Annual Report. During the nine months ended September 30, 2008, the Firm did not repurchase any shares. During the three and nine months ended September 30, 2007, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 47 million and 165 million shares for $2.1 billion and $8.0 billion, respectively, at an average price per share of $45.42 and $48.67, respectively. As of September 30, 2008, $6.2 billion of authorized repurchase capacity remained under the current $10.0 billion stock repurchase program. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 167—168 of this Form 10-Q.
The current $10.0 billion authorization to repurchase stock will be utilized at management’s discretion, and the timing of purchases and the exact number of shares purchased will depend on market conditions and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time. The Purchase Agreement concerning the issuance and sale of the Series K Preferred Stock to the U.S. Treasury contains limitations on the Firm’s ability to repurchase its capital stock. See the stock repurchase restrictions discussion on page 56 of this Form 10-Q.

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
JPMorgan Chase uses SPEs as a source of liquidity for itself and its clients by securitizing financial assets, and by creating investment products for clients. The Firm is involved with SPEs through multi-seller conduits and investor intermediation activities, and as a result of its loan securitizations through qualifying special purpose entities (“QSPEs”). For a detailed discussion of all SPEs with which the Firm is involved, and the related accounting, see Note 1 on page 108, Note 16 on pages 139—145 and Note 17 on pages 146—154 of JPMorgan Chase’s 2007 Annual Report.
The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., was downgraded below specific levels, primarily “P-1”, “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $65.0 billion and $94.0 billion at September 30, 2008, and December 31, 2007, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitments, or in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. These commitments are included in other unfunded commitments to extend credit and asset purchase agreements, as shown in the Off-balance sheet lending-related financial instruments and guarantees table on page 60 of this Form 10-Q.

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

Revenue from VIEs and QSPEs	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

VIEs:(a)
Multi-seller conduits	$81	$50	$205	$134
Investor intermediation	6	6	11	24

Total VIEs	87	56	216	158
QSPEs	1,050	865	3,031	2,552

Total	$1,137	$921	$3,247	$2,710

(a)	Includes revenue associated with consolidated VIEs and significant nonconsolidated VIEs.
American Securitization Forum subprime adjustable rate mortgage loans modifications
In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the “Framework”). The Framework provides guidance for servicers to streamline evaluation procedures of borrowers with certain subprime adjustable rate mortgage (“ARM”) loans in order to more quickly and efficiently provide modification of such loans with terms that are more appropriate for the individual needs of such borrowers. The Framework applies to all first-lien subprime ARM loans that have a fixed rate of interest for an initial period of 36 months or less; are included in securitized pools; were originated between January 1, 2005, and July 31, 2007; and have an initial interest rate reset date between January 1, 2008, and July 31, 2010. JPMorgan Chase has adopted the Framework, and during the three and nine months ended September 30, 2008, had modified $155 million and $991 million, respectively, of Segment 2 subprime mortgage loans. The table below presents selected information relating to Segment 3 loans for the three and nine months ended September 30, 2008.

	Three months ended	Nine months ended
(in millions)	September 30, 2008	September 30, 2008

Loan modifications	$719	$1,243
Other loss mitigation activities	222	599
Prepayments	109	185

For additional discussion of the Framework, see Note 16 on pages 124—130 of this Form 10-Q and Note 16 on page 145 of JPMorgan Chase’s 2007 Annual Report.
Off-balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees historically expire without being drawn and even higher proportions expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the Firm’s option. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Note 29 on pages 146—148 of this Form 10-Q, Credit Risk Management on pages 73—89 and Note 31 on pages 170—173 of JPMorgan Chase’s 2007 Annual Report.

The following table presents off-balance sheet lending-related financial instruments and guarantees for the periods indicated.

	September 30, 2008					Dec. 31, 2007
		Due after	Due after
		1 year	3 years
By remaining maturity	Due in 1	through	through	Due after
(in millions)	year or less	3 years	5 years	5 years	Total	Total

Lending-related
Consumer(a)	$808,859	$4,291	$8,300	$89,458	$910,908	$815,936
Wholesale:
Unfunded commitments to extend credit(b)(c)(d)(e)	97,810	73,373	64,327	12,568	248,078	250,954
Asset purchase agreements(f)	19,838	26,370	12,380	885	59,473	90,105
Standby letters of credit and guarantees(c)(g)(h)	27,201	28,089	33,467	5,248	94,005	100,222
Other letters of credit(c)	5,102	956	191	18	6,267	5,371

Total wholesale	149,951	128,788	110,365	18,719	407,823	446,652

Total lending-related	$958,810	$133,079	$118,665	$108,177	$1,318,731	$1,262,588

Other guarantees
Securities lending guarantees(i)	$270,182	$—	$—	$—	$270,182	$385,758
Derivatives qualifying as guarantees(j)	27,037	28,975	13,166	33,632	102,810	85,262

(a)
Included credit card and home equity lending-related commitments of $784.9 billion and $97.1 billion, respectively, at September 30, 2008, and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. For credit card commitments and if certain conditions are met for home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(b)
Included unused advised lines of credit totaling $34.2 billion at September 30, 2008, and $38.4 billion at December 31, 2007, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable. See the Glossary of Terms on page 130 of this Form 10-Q for the Firm’s definition of advised lines of credit.

(c)	Represents contractual amount net of risk participations totaling $29.2 billion and $28.3 billion at September 30, 2008, and December 31, 2007, respectively.
(d)
Excluded unfunded commitments to third-party private equity funds of $931 million and $881 million at September 30, 2008, and December 31, 2007, respectively. Also excluded unfunded commitments for other equity investments of $865 million and $903 million at September 30, 2008, and December 31, 2007, respectively.

(e)
Included in unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions of $5.9 billion and $8.2 billion at September 30, 2008, and December 31, 2007, respectively.

(f)
Largely represents asset purchase agreements to the Firm’s administered multi-seller, asset-backed commercial paper conduits. The maturity is based upon the weighted-average expected life of the underlying assets in the SPE, which are based upon the remainder of each conduit transaction’s committed liquidity plus either the expected weighted average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market. It also includes $221 million and $1.1 billion of asset purchase agreements to other third-party entities at September 30, 2008, and December 31, 2007, respectively.

(g)	JPMorgan Chase held collateral relating to $19.0 billion and $15.8 billion of these arrangements at September 30, 2008, and December 31, 2007, respectively.
(h)	Included unused commitments to issue standby letters of credit of $40.9 billion and $50.7 billion at September 30, 2008, and December 31, 2007, respectively.
(i)
Collateral held by the Firm in support of securities lending indemnification agreements was $275.0 billion at September 30, 2008, and $390.5 billion at December 31, 2007, respectively. Securities lending collateral is comprised primarily of cash, Organisation for Economic Co-operation and Development (“OECD”) government securities and U.S. agency securities.

(j)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 31 on pages 170—173 of JPMorgan Chase’s 2007 Annual Report.

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
For further discussion of these risks, see pages 69—95 of JPMorgan Chase’s 2007 Annual Report and the information below.

LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity management framework highlights developments since December 31, 2007, and should be read in conjunction with pages 70—73 of JPMorgan Chase’s 2007 Annual Report.
Liquidity risk arises from the general funding needs of the Firm’s activities and in the management of its assets and liabilities. JPMorgan Chase’s liquidity management framework is intended to maximize liquidity access and minimize funding costs. Management uses a variety of tools, which together provide an overall liquidity perspective, to monitor and manage liquidity risk. Through active liquidity management, the Firm seeks to preserve stable, reliable and cost-effective sources of funding to meet actual and contingent liquidity needs over time. This access enables the Firm to replace maturing obligations when due and fund assets at appropriate maturities and rates.
The diversity of the Firm’s funding sources enhances financial flexibility and limits dependence on any one source. Funding flexibility results from the Firm’s ability to access both unsecured and secured funding markets globally. Decisions concerning the timing and tenor of accessing these markets are based upon relative costs, general market conditions, prevailing interest rates, prospective views of balance sheet growth and the desired maturity profile of liabilities. The Firm’s funding is managed centrally, using regional expertise and local market access as appropriate. Markets are evaluated on an ongoing basis to achieve an appropriate global balance of unsecured and secured funding at favorable rates. Diversification of funding is a critical component of the Firm’s liquidity risk management strategy.
Recent events
During the third quarter and continuing into the fourth quarter to date, global markets have exhibited extraordinary levels of volatility and increasing signs of stress. During the period, the Firm has experienced constrained or inconsistent access to wholesale long-term funding markets (e.g., term securities financings, long-term debt and consumer loan securitizations). At the same time, the Firm’s deposits (excluding those assumed in connection with the acquisition of Washington Mutual’s banking operations) have increased substantially, predominantly due to net increases in wholesale interest- and noninterest-bearing deposits in Treasury & Securities Services. The increase in TSS was driven by both new and existing clients, and due to the heightened volatility and credit concerns in the global markets.
In response to these circumstances, the United States government, particularly the U.S. Treasury, the Federal Reserve and the FDIC, working in cooperation with foreign governments and other central banks, including the Bank of England, the European Central Bank and the Swiss National Bank, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. For a further discussion of these responses, see Recent Market Developments on pages 7—8 of this Form 10-Q.
As part of the acquisition of Washington Mutual’s banking operations, JPMorgan Chase assumed Washington Mutual’s deposits as well as its covered bond and liabilities to certain Federal Home Loan Banks. The acquisition of Washington Mutual’s banking operations had an insignificant impact on the Firm’s overall liquidity position. For the immediate future, the Firm does not intend to issue new covered bonds via the heritage Washington Mutual covered bond program, under which a statutory trust, established by Washington Mutual, issued floating-rate mortgage bonds secured by loans in its mortgage portfolio. Following the Washington Mutual transaction, JPMorgan Bank and Trust Company, National Association, a recently formed, wholly-owned indirect subsidiary of JPMorgan Chase became a member of the Federal Home Loan Bank of San Francisco. In addition to its current access to Federal Home Loan Bank funding through its memberships in the Federal Home Loan Bank of Chicago and the Federal Home Loan Bank of Pittsburgh, the Firm will have the ability to borrow from the Federal Home Loan Bank of San Francisco via this newly formed subsidiary.

As of September 30, 2008, the Firm’s liquidity position remained strong based upon its liquidity metrics. JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets and the Firm believes its obligations can be met even if access to funding is impaired. Consistent with its liquidity management policy, the Firm has raised funds at the parent holding company in excess of its target to cover its obligations and those of its nonbank subsidiaries that mature over the next 12 months. For bank subsidiaries, the focus of liquidity risk management is on maintaining unsecured and secured funding capacity sufficient to meet on- and off- balance sheet obligations.
Funding
Sources of funds
The deposits held by the RFS, CB, TSS and AM lines of business are generally a consistent source of funding for JPMorgan Chase Bank, N.A. As of September 30, 2008, total deposits for the Firm were $969.8 billion. A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes or market volatility and therefore are considered more stable than market-based (i.e., wholesale) liability balances. Through the normal course of business and independent from the recent deposit inflows which resulted from heightened volatility and credit concerns, the Firm benefits from substantial liability balances originated by RFS, CB, TSS and AM. Liability balances include deposits and deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements). These franchise-generated liability balances are also a stable and consistent source of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 22—46 and 51—53, respectively, of this Form 10-Q.
Additional sources of funding include a variety of unsecured short- and long-term instruments, including federal funds purchased, commercial paper, bank notes, long-term debt, trust preferred capital debt securities, preferred stock and common stock. Secured sources of funding include securities loaned or sold under repurchase agreements, asset securitizations, covered bonds and borrowings from Federal Home Loan Banks. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and yields of the assets securitized (and not on the credit ratings of the issuing entity) as well as upon prevailing market conditions. Given the volatility and stress in the financial markets in the third quarter of 2008, issuances of debt and securitized notes by the Firm have been more constrained than in prior periods. Transactions between the Firm and its securitization structures are reflected in JPMorgan Chase’s consolidated financial statements and notes to the consolidated financial statements; these relationships include retained interests in securitization trusts, liquidity facilities and derivative transactions. For further details, see Off-Balance Sheet Arrangements and Contractual Cash Obligations and Notes 16 and 29 on pages 58—60, 124—130 and 146—148, respectively, of this Form 10-Q.
Issuance
During the third quarter of 2008, JPMorgan Chase issued approximately $9.4 billion, $1.8 billion and $11.5 billion, respectively, of long-term debt and trust preferred capital debt securities, preferred stock and common stock. The long-term debt issuances included $7.0 billion of IB structured notes, the issuances of which are generally client-driven and not for funding or capital management purposes as the proceeds from such transactions are generally used to purchase securities to mitigate the risk associated with structured note exposure. The issuances of long-term debt and trust preferred capital debt securities were more than offset by $20.3 billion of such securities that matured or were redeemed during the third quarter of 2008, including $8.3 billion of IB structured notes. In addition, during the third quarter of 2008, the Firm securitized $6.1 billion of credit card loans.
During the first nine months of 2008, the Firm issued approximately $47.6 billion, $7.8 billion and $11.5 billion, respectively, of long-term debt and trust preferred capital debt securities, preferred stock and common stock. The long-term debt issuances included $23.9 billion of IB structured notes. The issuances of long-term debt and trust preferred capital debt securities were more than offset by $50.3 billion of such securities that matured or were redeemed during the nine months ended September 30, 2008, including $27.1 billion of IB structured notes. During the first nine months of 2008, the Firm securitized $21.4 billion of credit card loans. For further discussion of loan securitizations, see Note 16 on pages 124—130 of this Form 10-Q.
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
Cash Flows
Cash and due from banks was $54.4 billion and $32.8 billion at September 30, 2008 and 2007, respectively. These balances increased $14.2 billion and declined $7.6 billion, respectively, from December 31, 2007 and 2006. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the first nine months of 2008 and 2007.
Cash Flows from Operating Activities
JPMorgan Chase’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. Management believes cash flows from operations, available cash balances and the Firm’s ability to generate cash through short- and long-term borrowings and issuances of preferred and common stock will be sufficient to fund the Firm’s operating liquidity needs.
For the nine months ended September 30, 2008, net cash provided by operating activities was $32.4 billion, largely reflecting higher net payables in IB’s prime services business due to the Bear Stearns merger. In addition, net cash generated from operating activities was higher than net income largely as a result of adjustments for operating items such as the provision for credit losses, depreciation and amortization, stock-based compensation, certain other expense and gains or losses from sales of investment securities. Proceeds from sales of loans originated or purchased with an initial intent to sell was slightly higher than cash used to acquire such loans, but the cash flows from these loan sales activities were at a much lower level than for the same period in 2007 as a result of the current market conditions that have continued since the last half of 2007. Operating cash flows also reflected the Firm’s capital markets activities.
For the nine months ended September 30, 2007, net cash used in operating activities was $81.3 billion, which supported growth in the Firm’s capital markets and certain lending activities during the period. The net use of cash was partially offset by proceeds from sales of loans originated or purchased with an initial intent to sell, which were slightly higher than cash used to acquire such loans.
Cash Flows from Investing Activities
The Firm’s investing activities primarily include originating loans to be held to maturity, other receivables, and the available-for-sale investment portfolio. For the nine months ended September 30, 2008, net cash of $219.5 billion was used in investing activities, primarily for purchases of investment securities in Corporate’s AFS portfolio to manage the Firm’s exposure to interest rates; net additions to the wholesale loan portfolio, from increased lending activities across all the wholesale businesses; additions to the consumer prime mortgage portfolio as a result of the decision to retain, rather than sell, new originations of nonconforming prime mortgage loans; an increase in securities purchased under resale agreements reflecting growth in demand from clients for liquidity; the purchase of asset-backed commercial paper from money market mutual funds in connection with a special Federal Reserve Bank of Boston lending facility; and to increase deposits with banks as the result of the availability of excess cash for short-term investment opportunities. Partially offsetting these uses of cash were proceeds from sales and maturities of AFS securities; credit card securitization activities; and net cash received from acquisitions and the sale of an investment. Additionally, in June 2008, in connection with the merger with Bear Stearns, the Firm sold assets acquired from Bear Stearns to the FRBNY and received cash proceeds of $28.85 billion.
For the nine months ended September 30, 2007, net cash of $41.3 billion was used in investing activities, primarily for purchases of investment securities in Corporate’s AFS portfolio to manage the Firm’s exposure to interest rates; net additions to the retained wholesale and consumer (primarily home equity) loans portfolios; and to increase deposits with banks as the result of the availability of excess cash for short-term investment opportunities. Partially offsetting these uses of cash were cash proceeds received from sales and maturities of AFS securities; credit card, residential mortgage, auto and wholesale loan sales and securitization activities; and the seasonal decline in consumer credit card receivables.
Cash Flows from Financing Activities
The Firm’s financing activities primarily reflect cash flows related to customer deposits, issuance of long-term debt and trust preferred capital debt securities, and issuances of preferred and common stock. In addition, JPMorgan Chase pays dividends on its preferred and common stock and has a stock repurchase program. In the first nine months of 2008, net cash provided by financing activities was $201.7 billion due to growth in wholesale deposits, in particular, interest- and non-interest-bearing deposits in TSS driven by both new and existing clients, and due to heightened volatility and credit concerns in the global markets; an increase in other borrowings due to nonrecourse advances from the Federal Reserve Bank of Boston to fund the purchase of asset-backed commercial paper from money market mutual funds; increases in federal funds purchased and securities loaned or sold under repurchase agreements in connection with higher short-term requirements to fulfill clients’ demand for liquidity and to finance the Firm’s AFS securities inventory levels; and issuances of common stock and preferred stock. Partially offsetting these cash proceeds was a net decline in long-

term debt and trust preferred capital debt securities, as proceeds from new issuances were more than offset by repayments; and the payment of cash dividends. There were no stock repurchases during the first nine months of 2008.
In the first nine months of 2007, net cash provided by financing activities was $114.7 billion due to: a net increase in wholesale deposits from growth in business volumes, in particular, interest-bearing deposits at TSS and AM; net issuances of long-term debt and trust preferred capital debt securities to fund certain liquid assets held by the Parent company and to build liquidity; growth in commercial paper issuances and other borrowed funds to further build liquidity; and an increase in securities sold under repurchase agreements in connection with the funding of trading and AFS securities positions. Cash was used to repurchase common stock and pay cash dividends on common stock (including a 12% increase in the quarterly dividend in the second quarter of 2007).
Credit ratings
The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of September 30, 2008, were as follows.

	Short-term debt				Senior long-term debt
	Moody’s		S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P	-1	A-1+	F1+	Aa2	AA-	AA-
JPMorgan Chase Bank, N.A.	P	-1	A-1+	F1+	Aaa	AA	AA-
Chase Bank USA, N.A.	P	-1	A-1+	F1+	Aaa	AA	AA-

S&P revised its outlook on the Firm to negative from stable as a result of financial services sector-wide concerns regarding the quality of consumer assets and Moody’s revised its outlook on the Firm to negative from stable based upon its view that JPMorgan Chase’s asset quality could potentially deteriorate. Fitch kept its outlook on the Firm at stable.
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
If the Firm’s ratings were downgraded by one notch, the Firm estimates the incremental cost of funds and the potential loss of funding to be negligible. Additionally, the Firm estimates the additional funding requirements for VIEs and other third-party commitments would not be material. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 58—59 and Ratings profile of derivative receivables marked-to-market (“MTM”) on page 70 of this Form 10-Q.

CREDIT RISK MANAGEMENT

The following pages include a discussion of JPMorgan Chase’s credit portfolio as of September 30, 2008, highlighting developments since December 31, 2007. This section should be read in conjunction with pages 73—89 and pages 96—97 and Notes 14, 15, 31, and 32 of JPMorgan Chase’s 2007 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card receivables that have been securitized. For a reconciliation of the provision for credit losses on a reported basis to managed basis, see pages 17—19 of this Form 10-Q.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of September 30, 2008, and December 31, 2007. Total credit exposure at September 30, 2008, increased $386.0 billion from December 31, 2007, predominantly reflecting $319.2 billion of credit exposure as the result of the transaction with Washington Mutual. This exposure consisted of $271.7 billion in the consumer portfolio and $47.5 billion in the wholesale portfolio, which was primarily commercial lending. The remaining increase of $66.8 billion reflected higher wholesale exposures of $56.0 billion ($54.3 billion from the second quarter merger with Bear Stearns) and a consumer increase of $10.8 billion.
In the table below, reported loans include loans accounted for at fair value and loans held-for-sale, which are carried at the lower of cost or fair value with changes in value recorded in noninterest revenue. However, these held-for-sale loans and loans accounted for at fair value are excluded from the average loan balances used for the net charge-off rate calculations.

	Credit exposure		Nonperforming assets(i)(j)
	September 30,	December 31,	September 30,	December 31,
(in millions, except ratios)	2008	2007	2008	2007

Total credit portfolio
Loans retained(a)	$742,797	$491,736	$6,901	$3,232
Loans held-for-sale	9,188	18,899	16	45
Loans at fair value	9,396	8,739	16	5

Loans — reported(a)	$761,381	$519,374	$6,933	$3,282
Loans — securitized(b)	93,664	72,701	—	—

Total managed loans(c)	855,045	592,075	6,933	3,282
Derivative receivables	118,648	77,136	45	29
Receivables from customers(d)	25,422	—	—	—

Total managed credit-related assets	999,115	669,211	6,978	3,311
Lending-related commitments(e)(f)	1,318,731	1,262,588	NA	NA
Assets acquired in loan satisfactions	NA	NA	2,542 (k)	622

Total credit portfolio	$2,317,846	$1,931,799	$9,520	$3,933

Net credit derivative hedges notional(g)	$(88,615)	$(67,999)	$(9)	$(3)
Collateral held against derivatives(h)	(13,207)	(9,824)	NA	NA

	Three months ended September 30,				Nine months ended September 30,
			Average annual				Average annual
	Net charge-offs		net charge-off rate		Net charge-offs		net charge-off rate
(in millions, except ratios)	2008	2007	2008	2007	2008	2007	2008	2007

Total credit portfolio
Loans — reported	$2,484	$1,221	1.91%	1.07%	$6,520	$3,109	1.70%	0.94%
Loans — securitized(b)	873	578	4.43	3.34	2,384	1,761	4.16	3.45

Total managed loans	$3,357	$1,799	2.24%	1.37%	$8,904	$4,870	2.02%	1.28%

(a)
Loans are presented net of unearned income and net deferred loan fees of $917 million and $1.0 billion at September 30, 2008, and December 31, 2007, respectively. Purchased credit impaired loans acquired in the Washington Mutual transaction are reported at fair value as of the acquisition date. For additional information, see Note 13 on pages 120—122 of this Form 10-Q.

(b)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 33—36 of this Form 10-Q.
(c)
Loans past-due 90 days and over and accruing include: credit card receivables reported of $1.6 billion and $1.5 billion at September 30, 2008, and December 31, 2007, respectively, and credit card securitizations of $1.7 billion and $1.1 billion at September 30, 2008, and December 31, 2007, respectively; and wholesale loans of $90 million and $75 million at September 30, 2008, and December 31, 2007, respectively.

(d)	Primarily represents margin loans to prime and retail brokerage customers included in accrued interest and accounts receivable on the Consolidated Balance Sheets.
(e)
Included credit card and home equity lending-related commitments of $784.9 billion and $97.1 billion, respectively, at September 30, 2008; and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. For additional information, see page 75 of this Form 10-Q.

(f)
Included unused advised lines of credit totaling $34.2 billion and $38.4 billion at September 30, 2008, and December 31, 2007, respectively, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable. See the Glossary of Terms on page 156 of this Form 10-Q for the Firm’s definition of advised lines of credit.

(g)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. For additional information, see page 68 of this Form 10-Q.

(h)	Represents other liquid securities-collateral held by the Firm as of September 30, 2008 and December 31, 2007, respectively.
(i)
Excluded nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.8 billion and $1.5 billion at September 30, 2008, and December 31, 2007, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $405 million and $279 million at September 30, 2008, and December 31, 2007, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(j)
Excludes purchased held-for-sale loans and approximately $6.4 billion of consumer loans acquired as part of the Washington Mutual transaction that were nonperforming prior to the transaction closing. The loans acquired from Washington Mutual are considered to be credit impaired and, therefore, are accounted for under SOP 03-3. For additional information, see Note 13 on pages 120-122 of this Form 10-Q.

(k)	Included $1.5 billion of assets acquired in the Washington Mutual transaction.

WHOLESALE CREDIT PORTFOLIO

As of September 30, 2008, wholesale exposure (IB, CB, TSS and AM) increased $103.5 billion from December 31, 2007, primarily due to the Bear Stearns merger, which added $54.3 billion in the second quarter of 2008 ($26.0 billion of receivables from customers, $18.9 billion of derivative receivables, $5.0 billion of lending-related commitments and $4.4 billion of loans). In addition, the Washington Mutual transaction added $47.5 billion of exposure, mainly consisting of loans. The remaining $1.7 billion of the increase was largely driven by an increase of $26.5 billion of loans and $21.5 billion of derivative receivables, partially offset by a decrease of $45.7 billion in lending-related commitments. The increase in loans was primarily due to lending activity across all wholesale businesses, particularly in short-term lending and trade finance within TSS. The increase in derivative receivables was due to the merger with Bear Stearns, as well as the effect of currency and equity market volatility on foreign exchange and equity derivative receivables. The decrease in lending-related commitments was largely related to cancellations of multi-seller conduit-related commitments and, to a much lesser extent, funding of existing commitments. For additional information regarding conduit-related commitments, see Note 17 on pages 131—135 of this Form 10-Q.

	Credit exposure		Nonperforming assets
	September 30,	December 31,	September 30,	December 31,
(in millions)	2008	2007	2008	2007

Loans retained(a)(b)	$271,465	$189,427	$1,373	$464
Loans held-for-sale	7,584	14,910	16	45
Loans at fair value	9,396	8,739	16	5

Loans — reported(a)	$288,445	$213,076	$1,405	$514
Derivative receivables	118,648	77,136	45	29
Receivables from customers(c)	25,422	—	—	—

Total wholesale credit-related assets	432,515	290,212	1,450	543
Lending-related commitments(d)	407,823	446,652	NA	NA
Assets acquired in loan satisfactions	NA	NA	181	73

Total wholesale credit exposure	$840,338	$736,864	$1,631	$616

Net credit derivative hedges notional(e)	$(88,615)	$(67,999)	$(9)	$(3)
Collateral held against derivatives(f)	(13,207)	(9,824)	NA	NA

(a)
Includes loans greater than or equal to 90 days past due that continue to accrue interest. The principal balance of these loans totaled $90 million and $75 million at September 30, 2008, and December 31, 2007, respectively. Also, see Note 4 on pages 109—111 and Note 13 on pages 120—122 of this Form 10-Q.

(b)
Included at September 30, 2008, $272 million of purchased credit impaired loans that were recorded at fair value, so an allowance for loan losses was neither created nor carried forward at the transaction date. For information, see Note 13 on pages 120—122 of this Form 10-Q.

(c)	Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.
(d)
Included unused advised lines of credit totaling $34.2 billion and $38.4 billion at September 30, 2008, and December 31, 2007, respectively, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable.

(e)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. For additional information, see page 68 of this Form 10-Q.

(f)	Represents other liquid securities collateral held by the Firm as of September 30, 2008, and December 31, 2007, respectively.
The following table presents net charge-offs, which do not include gains from sales of nonperforming loans, for the three and nine months ended September 30, 2008 and 2007.
Net charge-offs
Wholesale

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2008	2007	2008	2007

Loans — reported
Net charge-offs	$52	$82	$185	$47
Average annual net charge-off rate(a)	0.10%	0.19%	0.12%	0.04%

(a)
Excludes average wholesale loans held-for-sale and loans at fair value of $18.0 billion and $17.8 billion for the quarters ended September 30, 2008 and 2007, respectively, and $19.6 billion and $15.8 billion year-to-date 2008 and 2007, respectively.

The following table presents the change in the nonperforming loan portfolio for the nine months ended September 30, 2008 and 2007.
Nonperforming loan activity

Wholesale	Nine months ended September 30,
(in millions)	2008	2007

Beginning balance at January 1	$514	$391
Additions	1,801	740

Reductions
Paydowns and other	(554)	(420)
Charge-offs	(283)	(131)
Returned to performing	(33)	(98)
Sales	(40)	(55)

Total reductions	(910)	(704)

Net additions (reductions)	891	36

Ending balance	$1,405	$427

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of September 30, 2008, and December 31, 2007. The ratings scale is based upon the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.
Wholesale credit exposure — maturity and ratings profile

	Maturity profile(d)				Ratings profile
					Investment-	Noninvestment-
		Due after 1			grade (“IG”)	grade
At September 30, 2008	Due in 1	year through	Due after		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	year or less	5 years	5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	37%	40%	23%	100%	$184	$87	$271	68%
Derivative receivables	28	34	38	100	95	24	119	80
Lending-related commitments	37	59	4	100	342	66	408	84

Total excluding loans held-for-sale and loans at fair value	35%	49%	16%	100%	$621	$177	$798	78%
Loans held-for-sale and loans at fair value(a)							17
Receivables from customers(b)							25

Total exposure							$840

Net credit derivative hedges notional(c)	19%	76%	5%	100%	$(81)	$(8)	$(89)	91%

	Maturity profile(d)				Ratings profile
					Investment-	Noninvestment-
		Due after 1			grade (“IG”)	grade
At December 31, 2007	Due in 1	year through	Due after		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	year or less	5 years	5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	44%	45%	11%	100%	$127	$62	$189	67%
Derivative receivables	17	39	44	100	64	13	77	83
Lending-related commitments	35	59	6	100	380	67	447	85

Total excluding loans held-for-sale and loans at fair value	36%	53%	11%	100%	$571	$142	$713	80%
Loans held-for-sale and loans at fair value(a)							24

Total exposure							$737

Net credit derivative hedges notional(c)	39%	56%	5%	100%	$(68)	$—	$(68)	100%

(a)	Loans held-for-sale and loans at fair value relate primarily to syndication loans and loans transferred from the retained portfolio.
(b)	Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(c)
Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. Includes $34.4 billion and $31.1 billion at September 30, 2008, and December 31, 2007, respectively, which represents the notional amount of structured portfolio protection; the Firm retains a first risk of loss on this portfolio.

(d)
The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of average exposure. See page 80 of JPMorgan Chase’s 2007 Annual Report for further discussion of average exposure.

Wholesale credit exposure — selected industry concentration
The Firm focuses on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. At September 30, 2008, the top 10 industries were the same as those at December 31, 2007. The Washington Mutual transaction added $47.5 billion of exposure, predominantly reflected in the real estate industry exposure.

	September 30, 2008		December 31, 2007

Top 10 industries(a)	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(d)	portfolio	exposure(d)	portfolio

Real estate	$83,868	11%	$38,295	5%
Banks and finance companies	73,371	9	65,288	9
Asset managers	49,759	6	38,554	6
Consumer products	37,247	5	29,941	4
Securities firms and exchanges	36,923	5	23,274	3
Healthcare	35,594	4	30,746	4
State and municipal governments	32,329	4	31,425	5
Retail and consumer services	32,217	4	23,969	3
Utilities	30,361	4	28,679	4
Oil and gas	26,108	3	26,082	4
All other(b)	360,159	45	376,962	53

Total excluding loans held-for-sale and loans at fair value	$797,936	100%	$713,215	100%

Loans held-for-sale and loans at fair value(c)	16,980		23,649
Receivables from customers	25,422		—

Total	$840,338		$736,864

(a)	Rankings are based upon exposure at September 30, 2008.
(b)	For more information on exposures to SPEs included in all other, see Note 17 on pages 131—135 of this Form 10-Q.
(c)	Loans held-for-sale and loans at fair value relate primarily to syndication loans and loans transferred from the retained portfolio.
(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.
Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, increased to $15.9 billion, at September 30, 2008, from $6.8 billion at year-end 2007. The increase was primarily related to downgrades within the portfolio, mainly in the IB, as well as the addition of loans acquired as part of the Washington Mutual transaction.
Wholesale criticized exposure — industry concentrations

	September 30, 2008		December 31, 2007
Top 10 industries(a)	Credit	% of	Credit	% of
(in millions, except ratios)	exposure	portfolio	exposure	portfolio

Real estate	$4,192	27%	$1,070	16%
Banks and finance companies	1,955	12	498	7
Automotive	1,385	9	1,338	20
Media	1,291	8	303	4
Building materials/construction	882	6	345	5
Asset managers	687	4	212	3
Retail and consumer services	642	4	550	8
Consumer products	452	3	239	4
Agriculture/paper manufacturing	390	2	138	2
Insurance	368	2	17	—
All other	3,665	23	2,128	31

Total excluding loans held-for-sale and loans at fair value	$15,909	100%	$6,838	100%
Loans held-for-sale and loans at fair value(b)	2,927		205
Receivables from customers	—		—

Total	$18,836		$7,043

(a)	Rankings are based upon exposure at September 30, 2008.
(b)	Loans held-for-sale and loans at fair value relate primarily to syndication loans and loans transferred from the retained portfolio.
Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenue through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. The notional amount of the Firm’s derivative contracts outstanding significantly exceeded, in the Firm’s view, the possible credit losses that could arise from such transactions. For most derivative transactions, the notional amount does not change hands; it is used simply as a reference to calculate payments. The appropriate measure of the current credit risk is, in the Firm’s view, the mark-to-market value of the contract. For further discussion of these contracts, see Note 28 on page 145 of this Form 10-Q, and Derivative contracts on pages 79—82 and Note 30 on pages 168—169 of JPMorgan Chase’s 2007 Annual Report.
The following table summarizes the aggregate notional amounts and the net derivative receivables MTM for the periods presented.

Notional amounts of derivative contracts	Notional amounts(a)
(in billions)	September 30, 2008	December 31, 2007

Interest rate contracts
Interest rate and currency swaps(b)	$56,755	$53,458
Futures and forwards	5,983	4,548
Purchased options	5,291	5,349

Total interest rate contracts	68,029	63,355

Credit derivatives	9,250	7,967

Commodity contracts
Swaps	235	275
Futures and forwards	132	91
Purchased options	237	233

Total commodity contracts	604	599

Foreign exchange contracts
Futures and forwards	4,223	3,424
Purchased options	1,104	906

Total foreign exchange contracts	5,327	4,330

Equity contracts
Swaps	107	105
Futures and forwards	50	72
Purchased options	889	821

Total equity contracts	1,046	998

Total derivative notional amounts	$84,256	$77,249

(a)	Represents the sum of gross long and gross short third-party notional derivative contracts, excluding written options and foreign exchange spot contracts.
(b)	Includes cross currency swap contract notional amounts of $1.8 trillion and $1.4 trillion at September 30, 2008, and December 31, 2007, respectively.

Derivative receivables marked-to-market	Derivative receivables MTM
(in millions)	September 30, 2008	December 31, 2007

Interest rate	$38,281	$36,020
Credit	28,446	22,083
Commodity	14,268	9,419
Foreign exchange	19,264	5,616
Equity	18,389	3,998

Total, net of cash collateral	118,648	77,136
Liquid securities collateral held against derivative receivables	(13,207)	(9,824)

Total, net of all collateral	$105,441	$67,312

The amount of derivative receivables reported on the Consolidated Balance Sheets of $118.6 billion and $77.1 billion at September 30, 2008, and December 31, 2007, respectively, is the amount of the MTM or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. These amounts on the Consolidated Balance Sheets represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $13.2 billion and $9.8 billion at September 30, 2008, and December 31, 2007, respectively, resulting in total exposure, net of all collateral, of $105.4 billion and $67.3 billion at September 30, 2008, and December 31, 2007, respectively. The increase of $38.1 billion in derivative receivables from December 31, 2007, was due to the merger with Bear Stearns, as well as the effect of currency and equity market volatility on foreign exchange and equity derivative receivables, respectively.
At September 30, 2008, the fair value of credit derivative receivables, before the benefit of liquid securities collateral, was $28.4 billion. The determination of the fair value of credit derivatives, consistent with all derivatives, includes a credit valuation adjustment (“CVA”) for counterparty credit risk. For further discussion of credit valuation adjustments, see Note 3 on pages 98—109 of this Form 10-Q.
The Firm also holds additional collateral delivered by clients at the initiation of transactions. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of September 30, 2008, and December 31, 2007, the Firm held $22.3 billion and $17.4 billion of this additional collateral, respectively. The derivative receivables MTM, net of all collateral, also does not include other credit enhancements in the forms of letters of credit.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

	September 30, 2008		December 31, 2007
Rating equivalent	Exposure net of	% of exposure	Exposure net of	% of exposure
(in millions, except ratios)	all collateral	net of all collateral	all collateral	net of all collateral

AAA/Aaa to AA-/Aa3	$54,053	51%	$38,314	57%
A+/A1 to A-/A3	19,054	18	9,855	15
BBB+/Baa1 to BBB-/Baa3	11,765	11	9,335	14
BB+/Ba1 to B-/B3	19,282	19	9,451	14
CCC+/Caa1 and below	1,287	1	357	—

Total	$105,441	100%	$67,312	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements of 80% as of September 30, 2008, was largely unchanged from 82% at December 31, 2007.
The Firm posted $60.1 billion and $33.5 billion of collateral at September 30, 2008, and December 31, 2007, respectively. Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact of a single-notch ratings downgrade to JPMorgan Chase Bank, N.A., from its rating of “AA” to “AA-” at September 30, 2008, would have required $867 million of additional collateral to be posted by the Firm. The impact of a six-notch ratings downgrade (from “AA” to “BBB”) would have required $4.3 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
Credit derivatives are financial contracts that isolate credit risk from an underlying instrument (such as a loan or a security) and transfer that risk from one party (the buyer of protection) to another (the seller of protection). Under the contract the buyer of protection will pay a premium to the seller of protection and will be compensated when the entity referenced under the credit derivative contract experiences a credit event (such as default). As a purchaser of credit protection JPMorgan Chase has risk that the counterparty providing the credit protection will default. As a seller of credit protection the Firm has risk that the underlying instrument referenced in the contract will be subject to a credit event. The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of September 30, 2008, and December 31, 2007.
Credit derivative positions

	Notional amount
	Credit portfolio		Dealer/client
	Protection	Protection	Protection	Protection
(in billions)	Purchased(a)	sold	purchased	sold	Total

September 30, 2008	$89	$—	$4,637	$4,524	$9,250
December 31, 2007	70	2	3,999	3,896	7,967

(a)
Included $34.4 billion and $31.1 billion at September 30, 2008, and December 31, 2007, respectively, that represented the notional amount for structured portfolio protection; the Firm retains a first risk of loss on this portfolio.

Dealer/client
At September 30, 2008, the total notional amount of protection purchased and sold in the dealer/client business increased $1.3 trillion from year-end 2007 primarily as a result of the merger with Bear Stearns, partially offset by the impact of industry efforts to reduce offsetting trade activity.
Within the dealer/client business, the Firm actively manages a portfolio of credit derivatives by buying and selling credit protection, predominantly on corporate debt obligations. Protection may be bought or sold on both single names and portfolios of referenced entities. The risk positions are largely matched as the Firm’s exposure to a given reference entity under one contract to sell protection to one counterparty may be offset partially, or entirely, with a contract to purchase protection from another counterparty on the same underlying instrument. Any residual default exposure and spread risk is actively managed by the Firm’s various trading desks. The Firm mitigates the risk of counterparty default, as noted earlier, through the use of collateral agreements. In addition, the majority of the Firm’s counterparties are banks and broker dealers.
Credit portfolio management activities

Use of single-name and portfolio credit derivatives	Notional amount of protection purchased
(in millions)	September 30, 2008	December 31, 2007

Credit derivatives used to manage:
Loans and lending-related commitments	$79,983	$63,645
Derivative receivables	9,259	6,462

Total(a)	$89,242	$70,107

(a)
Included $34.4 billion and $31.1 billion at September 30, 2008, and December 31, 2007, respectively, that represented the notional amount for structured portfolio protection; the Firm retains a first risk of loss on this portfolio.

The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. These derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. The MTM value incorporates both the cost of credit derivative premiums and changes in value due to movement in spreads and credit events; in contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. Loan interest and fees are generally recognized in net interest income, and impairment is recognized in the provision for credit losses. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives utilized in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the CVA, which reflects the credit quality of derivatives counterparty exposure, are included in the table below. These results can vary from year to year due to market conditions that impact specific positions in the portfolio. For a discussion of CVA related to derivative contracts, see Derivative receivables MTM on pages 80—81 of JPMorgan Chase’s 2007 Annual Report.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Hedges of lending-related commitments(a)	$269	$135	$447	$112
CVA and hedges of CVA(a)	(702)	(138)	(1,285)	(186)

Net gains (losses)(b)	$(433)	$(3)	$(838)	$(74)

(a)	These hedges do not qualify for hedge accounting under SFAS 133.
(b)
Excludes gains of $604 million and $101 million for the quarters ended September 30, 2008 and 2007, respectively, and $2.0 billion and $312 million of gains year-to-date 2008 and 2007, respectively, of other principal transaction revenue that are not associated with hedging activities.

The Firm also actively manages wholesale credit exposure through IB and CB loan and commitment sales. During the first nine months of 2008 and 2007, the Firm sold $3.3 billion and $4.2 billion of loans and commitments, recognizing losses of $29 million and $7 million, respectively. These results include gains or losses on sales of nonperforming loans, if any, as discussed on page 66 of this Form 10-Q. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For further discussion of securitization activity, see Liquidity Risk Management and Note 16 on pages 61—64 and 124—130, respectively, of this Form 10-Q.

Lending-related commitments
Wholesale lending-related commitments were $407.8 billion at September 30, 2008, compared with $446.7 billion at December 31, 2007. See page 66 of this Form 10-Q for an explanation of the decrease in exposure. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $213.3 billion and $238.7 billion as of September 30, 2008, and December 31, 2007, respectively.
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
The table below presents the Firm’s exposure to its top five emerging markets countries. The selection of countries is based solely on the Firm’s largest total exposures by country and not the Firm’s view of any actual or potentially adverse credit conditions. Exposure is reported based upon the country where the assets of the obligor, counterparty or guarantor are located. Exposure amounts are adjusted for collateral and for credit enhancements (e.g., guarantees and letters of credit) provided by third parties; outstandings supported by a guarantor located outside the country or backed by collateral held outside the country are assigned to the country of the enhancement provider. In addition, the effect of credit derivative hedges and other short credit or equity trading positions are reflected in the table below. Total exposure includes exposure to both government and private sector entities in a country.
Top 5 emerging markets country exposure

At September 30, 2008	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$3.1	$5.2	$0.9	$9.2	$3.0	$12.2
India	2.4	2.2	0.9	5.5	0.6	6.1
Brazil	1.4	(1.1)	—	0.3	4.9	5.2
China	1.9	0.9	0.5	3.3	1.0	4.3
Taiwan	0.2	—	0.3	0.5	3.0	3.5

At December 31, 2007	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$3.2	$2.6	$0.7	$6.5	$3.4	$9.9
Brazil	1.1	(0.7)	1.2	1.6	5.0	6.6
Russia	2.9	1.0	0.2	4.1	0.4	4.5
India	1.9	0.8	0.8	3.5	0.6	4.1
China	2.2	0.3	0.4	2.9	0.3	3.2

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

CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans, education loans and business banking loans, with a primary focus on serving the prime consumer credit market. RFS offers home mortgage loans with interest-only payment options to predominantly prime borrowers. The consumer credit portfolio also includes certain loans acquired in the Washington Mutual transaction, primarily mortgage, home equity and credit card loans.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were preliminarily identified as credit impaired based on an analysis of high risk characteristics, including delinquency status, geographic location, loan-to-value ratios and product type. These purchased credit impaired loans are accounted for under SOP 03-3 and were initially recorded at fair value under SOP 03-3. The estimated fair value of these loans includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the loans, and therefore no allowance for loan losses was recorded for these loans as of the transaction date. The estimated contractual unpaid principal balance outstanding and the estimated fair value of these loans were approximately $108.4 billion and $77.9 billion, respectively, as of the September 25, 2008, transaction date. In addition, approximately $86.4 billion of non-credit impaired consumer loans and a corresponding allowance for loan losses of $3.7 billion relating to this transaction were reflected on the Consolidated Balance Sheets as of September 30, 2008. Due to the short time period between the closing of the transaction (which occurred simultaneously with the announcement on September 25, 2008) and the end of the third quarter, certain amounts related to the purchased credit impaired loan portfolio disclosed herein are preliminary estimates. The Firm expects to finalize its analysis of these purchased credit impaired loans during the fourth quarter of 2008; expanded disclosures will be provided at that time and adjustments to estimated amounts may occur.
The credit performance of residential real estate loans continues to be negatively affected by deterioration in housing values across many geographic markets. Geographic areas that have experienced the most significant declines in home prices have exhibited higher delinquencies and losses across the entire consumer credit product spectrum.
Management has taken significant actions to reduce risk exposure by tightening both underwriting and loan qualification standards and account management criteria for real estate lending as well as for consumer lending for non-real estate products in those markets most affected by the recent housing downturn. Tighter income verification, more conservative collateral valuation, reduced loan-to-value maximums and higher FICO and custom risk score requirements are just some of the actions taken to date to mitigate risk. These actions have resulted in significant reductions in new originations of “risk layered” loans (e.g., loans with high loan-to-value ratios to borrowers with low FICO scores) and improved alignment of loan pricing. New originations of subprime mortgage loans have been eliminated entirely. Finally, additional loss mitigation strategies have been employed for all home lending portfolios. These strategies include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure.
The Firm regularly evaluates market conditions and overall economic returns and makes an initial determination of whether new originations will be held-for-investment or sold within the foreseeable future. Due to the credit and market liquidity issues that arose in and have continued since July 2007, all loans other than prime conforming mortgage loans are originated into the held for investment portfolio. Prime conforming mortgage loans originated with the intent to sell are accounted for at fair value under SFAS 159 and classified as trading assets in the Consolidated Balance Sheets. The Firm also periodically evaluates the expected economic returns of previously originated loans under prevailing market conditions to determine whether their designation as held-for-investment continues to be appropriate.

The following table presents managed consumer credit-related information for the dates indicated.

	Credit exposure		Nonperforming assets(d)(h)(i)
(in millions, except ratios)	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007

Consumer loans — excluding purchased credit impaired(a)
Home equity	$116,804	$94,832	$1,142	$786
Prime mortgage	70,243	39,988	1,496	501
Subprime mortgage	18,162	15,473	2,384	1,017
Option ARMs	18,989	—	—	—
Auto loans(b)	43,306	42,350	119	116
Credit card — reported(c)	92,723	84,352	5	7
All other loans	33,252	25,314	382	341
Loans held-for-sale	1,604	3,989	NA	NA

Total consumer loans — excluding purchased credit impaired(a)	395,083	306,298	5,528	2,768

Consumer loans — purchased credit impaired(d)	77,853	NA	NA	NA

Total consumer loans — reported(c)	472,936	306,298	5,528	2,768
Credit card — securitized(c)(e)	93,664	72,701	—	—

Total consumer loans — managed(c)	566,600	378,999	5,528	2,768
Assets acquired in loan satisfaction	NA	NA	2,361	549

Total consumer-related assets — managed	566,600	378,999	7,889	3,317
Consumer lending-related commitments:
Home equity(f)	97,090	74,191	NA	NA
Prime mortgage	6,562	7,394	NA	NA
Subprime mortgage	149	16	NA	NA
Option ARMs	—	—	NA	NA
Auto loans	8,074	8,058	NA	NA
Credit card(f)	784,916	714,848	NA	NA
All other loans	14,117	11,429	NA	NA

Total lending-related commitments	910,908	815,936	NA	NA

Total consumer credit portfolio	$1,477,508	$1,194,935	$7,889	$3,317

Memo: Credit card — managed	$186,387	$157,053	$5	$7

	Three months ended September 30,				Nine months ended September 30,
			Average annual net				Average annual net
	Net charge-offs		charge-off rate(j)		Net charge-offs		charge-off rate(j)
(in millions, except ratios)	2008	2007	2008	2007	2008	2007	2008	2007

Home equity	$663	$150	2.78%	0.65%	$1,621	$316	2.28%	0.47%
Prime mortgage	177	9	1.51	0.11	331	16	0.98	0.07
Subprime mortgage	273	40	7.65	1.62	614	86	5.43	1.28
Auto loans and leases(g)	124	99	1.12	0.97	361	221	1.10	0.72
Credit card — reported	1,106	785	5.56	3.89	3,159	2,247	5.40	3.74
All other loans	89	56	1.16	0.93	249	176	1.21	0.99

Total consumer loans — reported	2,432	1,139	3.13	1.62	6,335	3,062	2.78	1.50
Credit card — securitized(e)	873	578	4.43	3.34	2,384	1,761	4.16	3.45

Total consumer loans — managed	$3,305	$1,717	3.39%	1.96%	$8,719	$4,823	3.06%	1.89%

Memo: Credit card — managed	$1,979	$1,363	5.00%	3.64%	$5,543	$4,008	4.79%	3.61%

(a)
Includes RFS, CS and residential mortgage loans reported in the Corporate/Private Equity segment as well as approximately $86.4 billion in non-credit impaired consumer loans acquired in the Washington Mutual transaction. Adjustments to this estimated amount could occur during the fourth quarter of 2008.

(b)	Excludes operating lease-related assets of $2.2 billion and $1.9 billion for September 30, 2008, and December 31, 2007, respectively.
(c)
Loans past due 90 days and over and accruing included: credit card receivables-reported of $1.6 billion and $1.5 billion at September 30, 2008, and December 31, 2007, respectively, and related credit card securitizations of $1.7 billion and $1.1 billion at September 30, 2008, and December 31, 2007, respectively.

(d)
Purchased credit impaired loans represent loans acquired in the Washington Mutual transaction that were considered credit impaired under SOP 03-3, and include loans that were considered nonperforming by Washington Mutual prior to the transaction closing. Under SOP 03-3, these loans are considered to be performing loans as of the transaction date and are initially recorded at fair value and accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due. The amount disclosed is a preliminary estimate. Adjustments to this estimated amount could occur during the fourth quarter of 2008. For additional information see Note 13 on pages 120—122 of this Form 10-Q.

(e)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 33—36 of this Form 10-Q.
(f)
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

(g)
Net charge-off rates exclude average operating lease-related assets of $2.2 billion and $1.8 billion for the quarter ended September 30, 2008 and 2007, respectively, and $2.1 billion and $1.7 billion for year-to-date 2008 and 2007, respectively.

(h)
Excluded nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.8 billion and $1.5 billion for September 30, 2008, and December 31, 2007, respectively, and (2) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $405 million and $279 million as of September 30, 2008, and December 31, 2007, respectively. These amounts are excluded, as reimbursement is proceeding normally .

(i)
During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all the other home lending products. Prior period nonperforming assets have been revised to conform to this change.

(j)
Net charge-off rates exclude average loans held-for-sale of $1.5 billion and $5.4 billion for the quarters ended September 30, 2008 and 2007, respectively, and $3.2 billion and $12.9 billion year-to-date 2008 and 2007, respectively.

The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Home equity: Home equity loans at September 30, 2008, were $116.8 billion, including $22.2 billion acquired in the Washington Mutual transaction. The year-to-date provision for credit losses for the home equity portfolio includes a net increase of $1.2 billion to the allowance for loan losses excluding the Washington Mutual accounting conformity adjustment. The home equity portfolio continues to be under stress, as “risk-layered” loans, weak housing prices and slowing economic growth have resulted in higher nonperforming assets and greater estimated losses for this product segment. Losses are particularly concentrated in loans with high combined effective loan-to-value ratios in specific geographic regions that have experienced significant declines in housing prices. The decline in housing prices and the second lien position for most of these loans results in minimal proceeds upon foreclosure, increasing the severity of losses. In response to continued weakness in housing markets, loan underwriting and account management criteria have been tightened, with a particular focus on metropolitan statistical areas (“MSAs”) with the most significant housing price declines. New originations of home equity loans have decreased significantly, as additional loss mitigation strategies have been employed including the elimination of stated income loans and the significant reduction of maximum combined loan-to-value ratios (“CLTVs”) for new originations, which now range from 50% to 80%, based upon the state/MSA of the secured property. Other loss mitigation strategies include the reduction of outstanding credit lines in MSA’s with significant price declines.
Mortgage: Mortgage loans, which include prime mortgages, subprime mortgages, option ARMs and loans held-for-sale, totaled $107.5 billion at September 30, 2008, including $47.2 billion acquired in the Washington Mutual transaction.
Prime mortgages of $70.3 billion include $23.5 billion of loans acquired in the Washington Mutual transaction. The year-to-date provision for credit losses includes a net increase of $806 million to the allowance for loan losses for this portfolio excluding the Washington Mutual accounting conformity adjustment, due to an increase in estimated losses, most notably for loans originated in 2006 and 2007 in geographic locations that have experienced the most significant housing price declines. Management has tightened underwriting standards for nonconforming prime mortgages in recent quarters, including eliminating stated income products, reducing CLTV requirements, and eliminating the broker origination channel.
Subprime mortgages of $18.2 billion include $4.7 billion of loans acquired in the Washington Mutual transaction. The year-to-date provision for credit losses includes a net increase of $1.1 billion to the allowance for loan losses for this portfolio, excluding the Washington Mutual accounting conformity adjustment. New originations of subprime mortgages were discontinued during the current year.
Option ARMs of $19.0 billion were acquired in the Washington Mutual transaction. New originations of option ARMs were discontinued by Washington Mutual during the current year.
Option ARMs are adjustable-rate mortgage products that provide the borrower with the option each month to make a fully-amortizing, interest-only, or minimum payment. The minimum payment is typically insufficient to cover interest accrued in the prior month and any unpaid interest is deferred and added to the principal balance of the loan. The minimum payment on an option ARM loan is based upon the interest rate charged during the introductory period. This introductory rate was typically well below the fully-indexed rate. The fully-indexed rate is calculated using an index rate plus a margin. Once the introductory period ends, the contractual interest rate charged on the loan increases to the fully-indexed rate and adjusts monthly to reflect movements in the index.

If the borrower continues to make the minimum monthly payment after the introductory period ends, the payment may not be sufficient to cover interest accrued in the previous month. In this case, the loan will “negatively amortize” as unpaid interest is deferred and added to the principal balance of the loan. The minimum payment on an option ARM loan is adjusted on each anniversary date of the loan but each increase or decrease is limited to a maximum of 7.5% of the minimum payment amount on such date until a “recasting event” occurs.
A recasting event occurs every 60 months or sooner upon reaching a negative amortization cap, which is expressed as a percent of the original loan balance. When a recasting event occurs, a new minimum monthly payment is calculated without regard to any limits that would otherwise apply under the annual 7.5% payment cap. This new minimum monthly payment is calculated to be sufficient to fully repay the principal balance of the loan, including any deferred interest, over the remainder of the loan term using the fully-indexed rate then in effect. Decreases in mortgage rates to which option ARM loans are indexed will generally delay the timeframe within which these loans reach their negative amortization caps. Conversely, increases in these rates will generally accelerate the timeframe within which option ARM loans reach their negative amortization caps.
In the first month that follows a recasting event, the minimum payment will equal the fully-amortizing payment. If in subsequent months the index rate decreases, the minimum payment may exceed the fully-amortizing payment. Conversely, if the index rate increases in subsequent months, negative amortization may resume. In this situation, the 7.5% annual payment cap will once again limit the change in the minimum payment until another recasting event occurs.
Auto loans: As of September 30, 2008, auto loans of $43.3 billion increased $1.0 billion from year-end 2007. The auto loan portfolio reflects a high concentration of prime and near-prime quality credits. The provision for credit losses for the auto loan portfolio increased during the quarter and year-to-date periods, reflecting an increase in estimated losses due to an increase in loss severity and further deterioration of older vintage loans as a result of the worsening credit environment. In response to recent increases in loan delinquencies and credit losses, particularly in geographic areas experiencing significant housing price declines, credit underwriting criteria have been tightened, which has resulted in the reduction of both extended-term and high loan-to-value financing.
Credit card: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated Balance Sheets and those receivables sold to investors through securitization. Managed credit card receivables were $186.4 billion at September 30, 2008, including $27.1 billion acquired in the Washington Mutual transaction.
Excluding the impact of the Washington Mutual transaction, loans increased $2.3 billion from year-end 2007 as a result of organic growth. The managed credit card net charge-off rate increased to 5.00% for the third quarter of 2008 from 3.64% in the third quarter of 2007. The year-to-date managed credit card net charge-off rate increased to 4.79% in 2008 from 3.61% in 2007. The 30-day managed delinquency rate increased to 3.69% at September 30, 2008, from 3.25% at September 30, 2007. The increases in net charge-off and delinquency rates reflect deterioration in underlying credit quality, primarily due to the weakness in the current economic environment including continued weakness in housing markets. As a result of continued weakness in housing markets, account acquisition credit criteria and account management credit practices in the more severely impacted MSAs have been tightened. The managed credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.
All other loans: All other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), and education loans. As of September 30, 2008, other loans, including loans held-for-sale, were $34.7 billion including $1.9 billion acquired in the Washington Mutual transaction.

The following tables present the geographic distribution of consumer credit outstandings by product as of September 30, 2008, and December 31, 2007, excluding loans purchased from Washington Mutual.

						All	Total		Total
Sept. 30, 2008	Home	Prime	Subprime		Card -	other	consumer	Card	consumer
(in billions)	equity	mortgage	mortgage	Auto	reported	loans	loans - reported	securitized	loans - managed

Top 12 states
California	$14.9	$13.2	$1.8	$4.9	$9.8	$1.4	$46.0	$11.5	$57.5
New York	15.2	7.5	1.4	3.7	6.3	4.3	38.4	6.3	44.7
Texas	5.9	2.2	0.2	3.8	5.4	3.8	21.3	5.8	27.1
Florida	5.1	4.4	2.2	1.5	4.6	0.7	18.5	4.7	23.2
Illinois	6.8	2.4	0.7	2.2	4.1	2.3	18.5	4.5	23.0
Ohio	4.7	0.6	0.3	3.4	3.2	3.1	15.3	3.3	18.6
New Jersey	4.7	1.5	0.7	1.6	3.1	1.0	12.6	3.4	16.0
Michigan	3.7	1.0	0.5	1.4	2.8	2.6	12.0	2.8	14.8
Arizona	5.8	1.2	0.4	1.6	1.7	1.9	12.6	1.7	14.3
Pennsylvania	1.6	0.4	0.5	1.8	3.0	0.6	7.9	3.1	11.0
Colorado	2.2	1.2	0.2	0.9	1.7	1.0	7.2	2.0	9.2
Indiana	2.3	0.4	0.2	1.2	1.6	1.3	7.0	1.7	8.7
All other	21.7	10.9	4.3	15.3	30.3	8.8	91.3	30.9	122.2

Total	$94.6	$46.9	$13.4	$43.3	$77.6	$32.8	$308.6	$81.7	$390.3

						All	Total		Total
Dec. 31, 2007	Home	Prime	Subprime		Card -	other	consumer	Card	consumer
(in billions)	equity	mortgage	mortgage	Auto	reported	loans	loans - reported	securitized	loans - managed

Top 12 states
California	$14.9	$11.4	$2.0	$5.0	$11.0	$1.0	$45.3	$9.6	$54.9
New York	14.4	6.4	1.6	3.6	6.6	4.2	36.8	5.6	42.4
Texas	6.1	1.7	0.3	3.7	5.8	3.5	21.1	5.4	26.5
Florida	5.3	3.9	2.5	1.6	4.7	0.5	18.5	4.2	22.7
Illinois	6.7	2.2	0.8	2.2	4.5	1.9	18.3	3.9	22.2
Ohio	4.9	0.5	0.5	2.9	3.3	2.6	14.7	3.1	17.8
New Jersey	4.4	1.4	0.8	1.7	3.3	0.5	12.1	3.1	15.2
Michigan	3.7	1.0	0.6	1.3	2.9	2.3	11.8	2.5	14.3
Arizona	5.7	1.1	0.4	1.8	1.7	1.8	12.5	1.4	13.9
Pennsylvania	1.6	0.4	0.5	1.7	3.2	0.5	7.9	2.9	10.8
Colorado	2.3	1.0	0.3	1.0	2.0	0.8	7.4	1.7	9.1
Indiana	2.4	0.4	0.2	1.2	1.8	1.1	7.1	1.5	8.6
All other	22.4	9.2	4.9	14.7	33.6	8.0	92.8	27.8	120.6

Total	$94.8	$40.6	$15.4	$42.4	$84.4	$28.7	$306.3	$72.7	$379.0

ALLOWANCE FOR CREDIT LOSSES

For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 85—87 and Note 14 on page 123 of this Form 10-Q, and page 96 and Note 15 on pages 138—139 of JPMorgan Chase’s 2007 Annual Report. At September 30, 2008, management deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined).
Summary of changes in the allowance for credit losses

Nine months ended September 30,	2008					2007
(in millions)	Wholesale		Consumer		Total	Wholesale		Consumer	Total

Loans:
Beginning balance at January 1,	$3,154		$6,080		$9,234	$2,711		$4,568	$7,279
Cumulative effect of changes in accounting principles(a)	—		—		—	(56)		—	(56)

Beginning balance at January 1, adjusted	3,154		6,080		9,234	2,655		4,568	7,223
Gross charge-offs	(283)		(6,932)		(7,215)	(131)		(3,600)	(3,731)
Gross recoveries	98		597		695	84		538	622

Net (charge-offs) recoveries	(185)		(6,335)		(6,520)	(47)		(3,062)	(3,109)
Provision for loan losses:
Provision excluding accounting policy conformity	1,788		10,039		11,827	282		3,706	3,988
Accounting policy conformity(b)	564		1,412		1,976	—		—	—

Total provision for loan losses	2,352		11,451		13,803	282		3,706	3,988
Addition resulting from Washington Mutual transaction	229		2,306		2,535	—		—	—
Other	29	(c)	(29	)(c)	—	(27	)(f)	38 (f)	11

Ending balance at September 30	$5,579	(d)	$13,473	(e)	19,052	$2,863	(d)	$5,250 (e)	$8,113

Components:
Asset-specific	$253		$70		$323	$53		$70	$123
Formula-based	5,326		13,403		18,729	2,810		5,180	7,990

Total allowance for loan losses	$5,579		$13,473		$19,052	$2,863		$5,250	$8,113

Lending-related commitments:
Beginning balance at January 1,	$835		$15		$850	$499		$25	$524
Provision for lending-related commitments	(138)		1		(137)	344		(10)	334
Other	7	(c)	(7	)(c)	—	—		—	—

Ending balance at September 30	$704		$9		$713	$843		$15	$858

Components:
Asset-specific	$34		$—		$34	$27		$—	$27
Formula-based	670		9		679	816		15	831

Total allowance for lending-related commitments	$704		$9		$713	$843		$15	$858

Total allowance for credit losses	$6,283		$13,482		$19,765	$3,706		$5,265	$8,971

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 109—111 of this Form 10-Q.
(b)	Related to the Washington Mutual transaction in the third quarter of 2008.
(c)	Primarily related to the transfer of loans from RFS to CB during the first quarter of 2008.
(d)
The ratio of the wholesale allowance for loan losses to total wholesale loans was 2.06% and 1.62%, excluding wholesale held-for-sale loans, loans accounted for at fair value and purchased credit impaired loans acquired in the Washington Mutual transaction at September 30, 2008 and 2007, respectively.

(e)
The ratio of the consumer allowance for loan losses to total consumer loans was 3.42% and 1.84%, excluding consumer held-for-sale loans, loans accounted for at fair value and purchased credit impaired loans acquired in the Washington Mutual transaction at September 30, 2008 and 2007, respectively.

(f)	Partially related to the transfer of allowance between wholesale and consumer in conjunction with prime mortgages transferred to the Corporate/Private Equity sector.

The allowance for credit losses increased $9.7 billion from December 31, 2007, to $19.8 billion, including $4.5 billion of allowance related to the Washington Mutual transaction. Excluding the Washington Mutual transaction, the allowance for credit losses increased $5.2 billion, reflecting increases of $3.7 billion and $1.5 billion in the consumer and wholesale portfolios, respectively. Excluding held-for-sale loans, loans carried at fair value, and purchased credit impaired loans, the allowance for loan losses represented 2.86% of loans at September 30, 2008, compared with 1.88% at December 31, 2007. The consumer allowance for loan losses increased $7.4 billion from December 31, 2007, as a result of the Washington Mutual transaction and increased allowance for loan loss in residential real estate. The increase included $1.2 billion for home equity loans, as risk-layered loans, continued weak housing prices and slowing economic growth continue to result in increased estimated losses for this product segment and higher nonperforming assets. The allowance for loan loss increased $1.1 billion for subprime mortgages and $806 million for prime mortgages, as housing price declines in specific geographic regions and slowing economic growth continue to increase estimated losses for all mortgage product segments and to have a negative impact on nonperforming assets. The increase in wholesale allowance for loan losses reflected the effect of a weakening credit environment, the transfer of funded and unfunded leverage lending commitments to retained loans from held-for-sale and, to a lesser extent, loan growth.
The allowance for lending-related commitments, which is reported in other liabilities, was $713 million and $850 million at September 30, 2008, and December 31, 2007, respectively. The decrease reflects the reduction in commitments at September 30, 2008.
Provision for credit losses
For a discussion of the reported provision for credit losses, see page 15 of this Form 10-Q. The managed provision for credit losses was $6.7 billion for the three months ended September 30, 2008, including the $2.0 billion charge to conform Washington Mutual’s loan loss allowance, which affected both consumer and wholesale portfolios. Excluding the policy conformity charge, the provision was up $2.3 billion, or 98%, from the prior year. The total consumer managed provision for credit losses was $4.3 billion in the current quarter compared with $2.0 billion in the prior year. The increase in the consumer provision beyond the accounting conformity adjustment reflected increases in estimated losses for the home equity, subprime mortgage, prime mortgage and credit card loan portfolios. The wholesale provision for credit losses excluding the charge to conform Washington Mutual’s loan loss allowance was $398 million for the third quarter of 2008 compared with a provision of $351 million in the prior year, predominantly reflecting the effect of a weakening credit environment as well as loan growth. The year-to-date increase from the prior period in the wholesale provision for credit losses also was affected by the transfer of funded and unfunded leverage lending commitments to retained loans from held-for-sale.

			Provision for
			lending-related		Total provision
	Provision for loan losses		commitments		for credit losses
Three months ended September 30, (in millions)	2008	2007	2008	2007	2008	2007

Investment Bank	$238	$146	$(4)	$81	$234	$227
Commercial Banking	105	98	21	14	126	112
Treasury & Securities Services	7	3	11	6	18	9
Asset Management	21	4	(1)	(1)	20	3
Corporate/Private Equity	564	—	—	—	564	—

Total wholesale	935	251	27	100	962	351
Retail Financial Services	1,678	688	—	(8)	1,678	680
Card Services — reported	1,356	785	—	—	1,356	785
Corporate/Private Equity	1,791	(31)	—	—	1,791	(31)

Total consumer	4,825	1,442	—	(8)	4,825	1,434

Total provision for credit losses — reported	5,760	1,693	27	92	5,787	1,785
Card Services — securitized	873	578	—	—	873	578

Total provision for credit losses — managed	$6,633	$2,271	$27	$92	$6,660	$2,363

			Provision for
			lending-related		Total provision
	Provision for loan losses		commitments		for credit losses
Nine months ended September 30, (in millions)	2008	2007	2008	2007	2008	2007

Investment Bank	$1,347	$168	$(97)	$286	$1,250	$454
Commercial Banking	325	125	(51)	49	274	174
Treasury & Securities Services	25	6	12	9	37	15
Asset Management	55	(17)	(2)	—	53	(17)
Corporate/Private Equity	600	—	—	—	600	—

Total wholesale	2,352	282	(138)	344	2,214	626
Retail Financial Services	5,501	1,569	1	(10)	5,502	1,559
Card Services — reported	3,709	2,162	—	—	3,709	2,162
Corporate/Private Equity	2,241	(25)	—	—	2,241	(25)

Total consumer	11,451	3,706	1	(10)	11,452	3,696

Total provision for credit losses — reported	13,803	3,988	(137)	334	13,666	4,322
Card Services — securitized	2,384	1,761	—	—	2,384	1,761

Total provision for credit losses — managed	$16,187	$5,749	$(137)	$334	$16,050	$6,083

MARKET RISK MANAGEMENT

For discussion of the Firm’s market risk management organization, see pages 90—94 of JPMorgan Chase’s 2007 Annual Report.
Value-at-risk (“VaR”)
JPMorgan Chase’s primary statistical risk measure, VaR, estimates the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VaR is used for comparing risks across businesses, monitoring limits, one-off approvals, and as an input to economic capital calculations. VaR provides risk transparency in a normal trading environment. Each business day the Firm undertakes a comprehensive VaR calculation that includes both its trading and its nontrading risks. VaR for nontrading risk measures the amount of potential change in the fair values of the exposures related to these risks; however, for such risks, VaR is not a measure of reported revenue since nontrading activities are generally not marked-to-market through net income. Hedges of nontrading activities may be included in VaR since they are marked-to-market. Credit portfolio VaR includes VaR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which are all reported in principal transactions revenue. For a discussion of credit valuation adjustments, see Note 4 on pages 111—118 of JPMorgan Chase’s 2007 Annual Report. Credit portfolio VaR does not include the retained loan portfolio, which is not marked-to-market.
To calculate VaR, the Firm uses historical simulation, which measures risk across instruments and portfolios in a consistent and comparable way. This approach assumes that historical changes in market values are representative of future changes; this is an assumption that may not always be accurate particularly given the volatility in the current market environment. The simulation is based upon data for the previous 12 months. For certain products, an actual price timeseries is not available. In such cases, the historical simulation is done using a proxy timeseries to estimate the risk. It is likely that using an actual price timeseries for these products, if available, would impact the VaR results presented. The Firm calculates VaR using a one-day time horizon and an expected tail-loss methodology, which approximates a 99% confidence level. This means the Firm would expect to incur losses greater than that predicted by VaR estimates once in every 100 trading days, or about two to three times a year. For a further discussion of the Firm’s VaR methodology, see Market Risk Management — Value-at-risk, on pages 91—92 of JPMorgan Chase’s 2007 Annual Report.

IB trading VaR by risk type and credit portfolio VaR
(99% Confidence Level)

																	Nine months ended
	Three months ended September 30,																September 30,(c)
	2008						2007						At September 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2008		2007		2008		2007

By risk type:
Fixed income	$183		$144		$255		$98		$55		$135		$228		$104		$150		$72
Foreign exchange	20		13		33		23		17		36		15		36		27		21
Equities	80		19		187		35		22		56		94		27		47		43
Commodities and other	41		27		53		28		21		38		37		35		33		34
Diversification	(104	)(a)	NM	(b)	NM	(b)	(72	)(a)	NM	(b)	NM	(b)	(109	)(a)	(111	)(a)	(95	)(a)	(68	)(a)

Trading VaR	$220		$133		$325		$112		$85		$149		$265		$91		$162		$102
Credit portfolio VaR	47		37		105		17		8		25		105		23		38		14
Diversification	(49	)(a)	NM	(b)	NM	(b)	(22	)(a)	NM	(b)	NM	(b)	(117	)(a)	(16	)(a)	(39	)(a)	(16	)(a)

Total trading and credit portfolio VaR	$218		$141		$309		$107		$76		$149		$253		$98		$161		$100

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

(c)
The results for the nine months ended September 30, 2008 include five months of heritage JPMorgan Chase only results and four months of combined JPMorgan Chase and Bear Stearns; 2007 reflects heritage JPMorgan Chase results only.

For certain products included in the trading VaR above, particular risk parameters are not fully captured — for example, correlation risk, or the credit spread sensitivity of certain mortgage products. VaR does not include held-for-sale funded loan and unfunded commitments positions; however, it does include hedges of those positions. Trading VaR also does not include the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm nor does it include the MSR portfolio or VaR related to securities and instruments held by other corporate functions, such as Corporate/Private Equity. See the DVA Sensitivity table on page 83 of this Form 10-Q for further details. For a discussion of MSRs and the corporate functions, see Note 3 on pages 98—109, Note 18 on pages 135—137 and Corporate/Private Equity on pages 47—49 of this Form 10-Q, and Note 18 on pages 154—156, Note 4 on page 113 and Corporate/Private Equity on pages 59—60 of JPMorgan Chase’s 2007 Annual Report.
Third Quarter 2008 VaR Results
The IB’s average total trading and credit portfolio VaR for the third quarter and first nine months of 2008 was $218 million and $161 million, respectively, compared with $107 million in the third quarter and $100 million in the first nine months of 2007 and includes the positions from the Bear Stearns merger since May 31, 2008. The increase in average and maximum VaR during the third quarter over the prior year was primarily due to increased volatility across virtually all asset classes. In addition, increased hedges of positions not specifically captured in VaR — for example, macro hedge strategies that have been deployed to mitigate the consequences of a systemic risk event and hedges of loans held-for-sale — significantly increased the VaR compared with the prior period. The Bear Stearns merger in the second quarter of 2008 also contributed to the increase in VaR. VaR relating to Bear Stearns positions not yet migrated to JPMorgan Chase VaR models has been estimated in order to produce a single VaR for the combined Firm. As the Bear Stearns positions migrate to JPMorgan Chase’s VaR models, the impact on VaR may change.
For the third quarter of 2008, compared with the prior year period, average trading VaR 6diversification increased to $104 million, or 32% of the sum of the components, from $72 million, or 39% of the sum of the components, reflecting the impact of the Bear Stearns merger. In general, over the course of the year, VaR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.

VaR backtesting
To evaluate the soundness of its VaR model, the Firm conducts daily back-testing of VaR against daily IB market risk-related revenue, which is defined as the change in value of principal transactions revenue (less Private Equity gains/losses) plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The daily IB market risk-related revenue excludes gains and losses on held-for-sale funded loans and unfunded commitments and from DVA. The following histogram illustrates the daily market risk-related gains and losses for IB trading businesses for the first nine months of 2008. The chart shows that IB posted market risk-related gains on 136 out of 196 days in this period, with 51 days exceeding $100 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which 99% confidence level VaR exceeded the actual loss on each of those days. Losses were sustained on 60 days during the nine months ended September 30, 2008. For the first nine months of 2008, losses exceeded the VaR measure on three days, due to the high market volatility experienced during that period. Losses had exceeded the VaR measure on five days for the first nine months of 2007, also due to high market volatility.
Revised VaR Measurement
In the third quarter of 2008, the Firm revised the VaR measurement described above to create a more comprehensive view of its market risks by adding syndicated lending facilities that the Firm intends to distribute, and the credit spread sensitivities of certain mortgage products. The Firm utilizes proxies to estimate the VaR for these products since daily timeseries are largely not available. In addition, certain actively managed positions utilized as part of the Firm’s risk management function within Corporate and in the Retail Mortgage Banking businesses have been added to the IB VaR to provide a Total IB and other VaR measure. In the Firm’s view, including these items in VaR produces a more complete perspective of the Firm’s risk profile for those items with market risk that can impact the income statement. The Mortgage Banking VaR includes the Firm’s mortgage pipeline and warehouse, MSR and all related hedges. Finally, the Firm moved from using a 99% confidence level to a 95% confidence level since the 95% level provides a more stable measure of the VaR for day-to-day risk management. Changing to the 95% confidence interval caused the average VaR to drop by $85 million. Under the 95% confidence interval, the Firm would expect to incur daily losses greater than that predicted by VaR estimates about twelve times a year.

The table below shows the results of the Firm’s VaR measure under the revised measurement using 95% confidence level. The Firm intends to fully replace the VaR measurement described on page 80 of this Form 10-Q with its revised Total IB and other VaR measurement once a full year of comparable results are available.
Total IB trading VaR by risk type, credit portfolio VaR and other VaR
(95% Confidence Level)

	Three months ended
	September 30, 2008
(in millions)	Average	At September 30

IB VaR by risk type:
Fixed income	$130	$139
Foreign exchange	13	11
Equities	46	54
Commodities and other	24	23
Diversification benefit to IB trading VaR	(69)	(77)

IB Trading VaR	$144	$150
Credit portfolio VaR	25	42
Diversification benefit to IB trading and credit portfolio VaR	(22)	(35)

Total IB trading and credit portfolio VaR	$147	$157

Mortgage Banking VaR	19	43
Corporate Risk Management VaR	22	43
Diversification benefit to total other VaR	(10)	(20)

Total other VaR	$31	$66

Diversification benefit to total IB and other VaR	(24)	(32)

Total IB and other VaR	$154	$191

The revised VaR measurement continues to exclude the DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm. It also excludes certain nontrading activity such as Private Equity, principal investing (e.g., mezzanine financing, tax-oriented investments, etc.) and Corporate Treasury balance sheet and capital management positions as well as longer-term corporate investments. Corporate Treasury positions are managed through the Firm’s earnings-at-risk and other cash flow monitoring processes rather than by using a VaR measure. Nontrading principal investing activities and Private Equity positions are managed using stress and scenario analysis.
The following table provides information about the sensitivity of DVA to a one basis point increase in JPMorgan Chase’s credit spreads. The sensitivity of DVA for September 30, 2008, represents the combined Firm (including Bear Stearns), while the sensitivity of DVA for December 31, 2007, represents heritage JPMorgan Chase only.
Debit Valuation Adjustment Sensitivity

1 Basis Point Increase in
(in millions)	JPMorgan Chase Credit Spread

September 30, 2008	$38
December 31, 2007	38

Economic value stress testing
While VaR reflects the risk of loss due to adverse changes in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm conducts economic-value stress tests for both its trading and nontrading activities at least once a month using multiple scenarios that assume credit spreads widen significantly, equity prices decline and interest rates rise in the major currencies. Additional scenarios focus on the risks predominant in individual business segments and include scenarios that focus on the potential for adverse moves in complex portfolios. Periodically, scenarios are reviewed and updated to reflect changes in the Firm’s risk profile and economic events. Along with VaR, stress testing is important in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential, and stress losses are monitored against limits. Stress testing is also utilized in one-off approvals and cross-business risk measurement, as well as an input to economic capital allocation. Stress-test results, trends and explanations are provided each month to the Firm’s senior management and to the lines of business to help them better measure and manage risks and to understand event risk-sensitive positions.

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
JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of September 30, 2008, and December 31, 2007, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

September 30, 2008	$(331)	$(3)	$(400)	$	NM	(a)
December 31, 2007	(26)	55	(308)		(664)

(a)
A down 200 basis point parallel shock results in a Fed Funds target rate of zero and negative three- and six-month Treasury rates. The earnings-at-risk results of such a low probability scenario are not meaningful.

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

PRIVATE EQUITY RISK MANAGEMENT

For a discussion of Private Equity Risk Management, see page 94 of JPMorgan Chase’s 2007 Annual Report. At September 30, 2008, and December 31, 2007, the carrying value of the Private Equity portfolio was $7.5 billion and $7.2 billion, respectively, of which $600 million and $390 million, respectively, represented positions traded in the public markets.

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s Operational Risk Management, refer to pages 94—95 of JPMorgan Chase’s 2007 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 95 of JPMorgan Chase’s 2007 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1—3 of JPMorgan Chase’s 2007 Form 10-K.

Dividends
At September 30, 2008, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $22.7 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios as well as the Firm’s portfolio of wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 15 on pages 138—139 of JPMorgan Chase’s 2007 Annual Report. The methodology for calculating the allowance for loan losses and the allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for Credit Losses on pages 96—97 of JPMorgan Chase’s 2007 Annual Report; for amounts recorded as of September 30, 2008 and 2007, see Allowance for Credit Losses on page 78 and Note 14 on page 123 of this Form 10-Q. As noted on page 96 of JPMorgan Chase’s 2007 Annual Report, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $1.5 billion as of September 30, 2008. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
For consumer loans, the allowance for loan losses is sensitive to changes in the economic environment, delinquency status, credit bureau scores, the realizable value of collateral, borrower behavior and other risk factors. During 2007 and continuing into 2008, an unprecedented decline in housing prices resulted in actual losses that were significantly higher than management’s prior estimates. Continued significant differences in management’s expectations for these and other factors could have a continued significant impact on the estimation of the allowance for loan losses.
Fair value of financial instruments, MSRs and commodities inventory
A portion of JPMorgan Chase’s assets and liabilities are carried at fair value, including trading assets and liabilities, AFS securities, certain loans, MSRs, private equity investments, structured notes, and certain securities financing activities. Physical commodities are carried at the lower of cost or fair value and reported within the recurring fair value disclosures. Held-for-sale loans are carried at the lower of cost or fair value on a nonrecurring basis. At September 30, 2008, and December 31, 2007, $803.7 billion and $635.5 billion, respectively, of the Firm’s assets, and $309.9 billion and $254.3 billion, respectively, of the Firm’s liabilities were recorded at fair value on a recurring basis.
The Firm has an established and well-documented process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters. The Firm’s process is intended to ensure that all applicable inputs are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters that are applied consistently over time.

During the first nine months of 2008, no material changes were made to the Firm’s valuation models. For a further description of assets and liabilities carried at fair value, see Note 3 and Note 4 on pages 98—109, and 109—111 respectively, of this Form 10-Q, and Note 4 and Note 5 on pages 111—118, and 119—121, respectively, of JPMorgan Chase’s 2007 Annual Report. In addition, for a further discussion of the significant judgments and estimates involved in the determination of the fair value of the above instruments, as well as the process to validate valuation models, see Certain risk exposures that are carried at fair value in Note 3 on pages 105—107 of this Form 10-Q, and Fair value of financial instruments, MSRs and commodities inventory on pages 97—98, and Model review on page 94 of JPMorgan Chase’s 2007 Annual Report.
Fair value hierarchy
The following tables summarize the Firm’s assets accounted for at fair value on a recurring basis by level within the valuation hierarchy at September 30, 2008, and December 31, 2007.

September 30, 2008	Debt and	Derivative		AFS	Mortgage	Private
(in billions)	equity securities	receivables		securities	servicing rights	equity	Other(c)	Total

Level 1	48%	—%		63%	—%	3%	7%	15%	(a)
Level 2	41	96	(a)	30	—	5	81	78	(a)
Level 3	11	4	(a)	7	100	92	12	7	(a)

Assets at fair value	$401.6	$118.6	(b)	$150.7	$17.0	$7.5	$108.3	$803.7	(b)

December 31, 2007	Debt and	Derivative		AFS	Mortgage	Private
(in billions)	equity securities	receivables		securities	servicing rights	equity	Other(c)	Total

Level 1	48%	2	%(a)	84%	—%	1%	25%	21	%(a)
Level 2	46	96	(a)	16	—	5	48	74	(a)
Level 3	6	2	(a)	—	100	94	27	5	(a)

Assets at fair value	$414.3	$77.1	(b)	$85.4	$8.6	$7.2	$42.9	$635.5	(b)

(a)
Based upon the fair value of the Firm’s derivatives portfolio prior to FIN 39 netting to reflect the legally enforceable master netting agreements and cash collateral held by the Firm, as cross-product netting is not relevant to an analysis based upon valuation methodologies.

(b)
Reflects the balance recorded on the Consolidated Balance Sheets which is after FIN 39 netting. The amount of derivatives at fair value prior to FIN 39 netting for derivative receivables was $1,333.8 billion and $909.9 billion at September 30, 2008, and December 31, 2007, respectively, and for total assets at fair value was $2,018.9 billion and $1,468.2 billion at September 30, 2008, and December 31, 2007, respectively.

(c)
Includes certain securities purchased under resale agreements, certain securities borrowed, certain loans (excluding loans classified within trading assets — debt and equity instruments) and certain retained interests in securitizations. For further information, see Note 3 on pages 98—109 of this Form 10-Q.

In addition to assets carried at fair value on a recurring basis, certain loans, classified within level 3, are accounted for at fair value on a nonrecurring basis. Such loans are accounted for at the lower of cost or fair value and are therefore only subject to fair value adjustments under certain circumstances. These loans, along with the recurring level 3 assets in the table above, comprise the Firm’s total level 3 assets for the purposes of the percentage calculations that follow. At September 30, 2008, total level 3 assets were 18% of total assets measured at fair value and 6% of the total assets of the Firm. Excluding level 3 assets for which the Firm does not bear economic exposure (see Note 3 on pages 98—109 of this Form 10-Q) total level 3 assets were 16% of total assets measured at fair value and 5% of total assets of the Firm. At December 31, 2007, total level 3 assets were 13% of total assets measured at fair value and 5% of the total assets of the Firm.
Level 3 assets increased $57.0 billion in the first nine months of 2008 principally due to the following: the acquisition of $41.5 billion of level 3 assets as a result of the merger with Bear Stearns; the purchase of approximately $4.4 billion of reverse mortgages in the first quarter for which there is limited pricing information and a lack of market liquidity; and transfers into level 3 of $9.8 billion of mortgage-related assets and $14.0 billion of AAA-rated collateralized loan obligations (“CLOs”) backed by corporate loans. The transfer of mortgage-related assets and CLOs was based upon a significant reduction in new deal issuance that limited the Firm’s ability to obtain independent quotes. Mortgage-related assets included commercial mortgage-backed securities with a rating below AAA, other noninvestment grade mortgage securities and certain prime mortgage loans. For a further discussion of changes in level 3 instruments, see Note 3 on pages 98—109 of this Form 10-Q.

Imprecision of fair value estimates
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or that is reflective of future fair values. Imprecision in estimating unobservable market inputs can impact the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 4 on pages 111—118 of JPMorgan Chase’s 2007 Annual Report.
Goodwill impairment
For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 98 of JPMorgan Chase’s 2007 Annual Report.
During the third quarter of 2008, the Firm considered declining fair values of the reporting units due to current market conditions. Although the fair values of the reporting units decreased, their estimated fair values are still considered to be in excess of their respective carrying values. Based upon this analysis, the Firm concluded that goodwill was not impaired at September 30, 2008.
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

ACCOUNTING AND REPORTING DEVELOPMENTS

Derivatives netting — amendment of FASB Interpretation No. 39
In April 2007, the FASB issued FSP FIN 39-1, which permits offsetting of cash collateral receivables or payables with net derivative positions under certain circumstances. The Firm adopted FSP FIN 39-1 effective January 1, 2008. The FSP did not have a material impact on the Firm’s Consolidated Balance Sheets.
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
Fair value measurements — written loan commitments
In November 2007, the SEC issued SAB 109, which revises and rescinds portions of SAB 105. Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. The Firm adopted SAB 109 on January 1, 2008. The adoption of this pronouncement did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
Business combinations/noncontrolling interests in consolidated financial statements
In December 2007, the FASB issued SFAS 141R and SFAS 160, which amend the accounting and reporting of business combinations, as well as noncontrolling (i.e., minority) interests. JPMorgan Chase continues to evaluate the impact that SFAS 141R and SFAS 160 will have on its consolidated financial statements. For JPMorgan Chase, SFAS 141R is effective for business combinations that close on or after January 1, 2009. SFAS 160 is effective for JPMorgan Chase for fiscal years beginning on or after December 15, 2008.

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
Disclosures about derivative instruments and hedging activities — FASB Statement No. 161
In March 2008, the FASB issued SFAS 161, which amends the disclosure requirements of SFAS 133. SFAS 161 requires increased disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. SFAS 161 will only affect JPMorgan Chase’s disclosures of derivative instruments and related hedging activities, and not its consolidated financial position, financial performance or cash flows.
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
Disclosures about credit derivatives and certain guarantees
In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The FSP requires enhanced disclosures about credit derivatives and guarantees to address the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The FSP is effective for reporting periods ending after November 15, 2008, with earlier application permitted. FSP FAS 133-1 and FIN 45-4 will only affect JPMorgan Chase’s disclosures of credit derivatives sold and guarantees and not its consolidated financial position, financial performance or cash flows.
Accounting for transfers of financial assets and consolidation of variable interest entities
In September 2008, the FASB issued for comment amendments to both SFAS 140 and FIN 46R that would impact the accounting for transactions that involve QSPEs and VIEs. Among other things, the FASB is proposing to (1) eliminate the concept of QSPEs from both SFAS 140 and FIN 46R; (2) make key changes to the consolidation model of FIN 46R that will change the method of determining which party to a VIE should consolidate the VIE from the current risks and rewards-based consolidation model to a primarily qualitative model based upon control; and (3) reconsider the party that consolidates the VIE on a quarterly basis. Entities expected to be impacted included revolving securitizations entities and bank-administered asset-backed commercial paper conduits; mortgage securitization entities will require further evaluation. The accounting impact of the proposed amendments cannot be determined until the FASB issues a final statement amending SFAS 140 and FIN 46R, which is expected to occur during the first quarter of 2009.
Determining the fair value of an asset when the market for that asset is not active
In October 2008, the FASB issued FSP No. FAS 157-3, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The application of this FSP did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2008	2007	2008	2007

Revenue
Investment banking fees	$1,316	$1,336	$4,144	$4,973
Principal transactions	(2,763)	650	(2,814)	8,850
Lending & deposit-related fees	1,168	1,026	3,312	2,872
Asset management, administration and commissions	3,485	3,663	10,709	10,460
Securities gains	424	237	1,104	16
Mortgage fees and related income	457	221	1,678	1,220
Credit card income	1,771	1,777	5,370	5,054
Other income	(115)	289	1,576	1,360

Noninterest revenue	5,743	9,199	25,079	34,805

Interest income	17,326	18,806	51,387	52,768
Interest expense	8,332	11,893	26,440	33,585

Net interest income	8,994	6,913	24,947	19,183

Total net revenue	14,737	16,112	50,026	53,988

Provision for credit losses	5,787	1,785	13,666	4,322

Noninterest expense
Compensation expense	5,858	4,677	17,722	17,220
Occupancy expense	766	657	2,083	1,949
Technology, communications and equipment expense	1,112	950	3,108	2,793
Professional & outside services	1,451	1,260	4,234	3,719
Marketing	453	561	1,412	1,500
Other expense	1,096	812	2,498	2,560
Amortization of intangibles	305	349	937	1,055
Merger costs	96	61	251	187

Total noninterest expense	11,137	9,327	32,245	30,983

Income before income tax expense and extraordinary gain	(2,187)	5,000	4,115	18,683
Income tax expense (benefit)	(2,133)	1,627	(207)	6,289

Income (loss) before extraordinary gain	(54)	3,373	4,322	12,394
Extraordinary gain	581	—	581	—

Net income	$527	$3,373	$4,903	$12,394

Net income applicable to common stock	$366	$3,373	$4,652	$12,394

Net income per common share data
Basic earnings per share
Income (loss) before extraordinary gain	$(0.06)	$1.00	$1.19	$3.63
Net income	0.11	1.00	1.36	3.63
Diluted earnings per share
Income (loss) before extraordinary gain	(0.06)	0.97	1.15	3.52
Net income	0.11	0.97	1.32	3.52

Average basic shares	3,444.6	3,375.9	3,422.3	3,415.8
Average diluted shares	3,444.6	3,477.7	3,525.3	3,519.6

Cash dividends per common share	$0.38	$0.38	$1.14	$1.10

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in millions, except share data)	2008	2007

Assets
Cash and due from banks	$54,350	$40,144
Deposits with banks	34,372	11,466
Federal funds sold and securities purchased under resale agreements (included $20,071 and $19,131 at fair value at September 30, 2008, and December 31, 2007, respectively)	233,668	170,897
Securities borrowed (included $3,706 and zero at fair value at September 30, 2008, and December 31, 2007, respectively)	152,050	84,184
Trading assets (included assets pledged of $134,114 and $79,229 at September 30, 2008, and December 31, 2007, respectively)	520,257	491,409
Securities (included $150,743 and $85,406 at fair value at September 30, 2008, and December 31, 2007, respectively, and assets pledged of $12,798 and $3,958 at September 30, 2008, and December 31, 2007, respectively)	150,779	85,450

Loans (included $9,396 and $8,739 at fair value at September 30, 2008, and December 31, 2007, respectively)	761,381	519,374
Allowance for loan losses	(19,052)	(9,234)

Loans, net of allowance for loan losses	742,329	510,140

Accrued interest and accounts receivable	104,232	24,823
Premises and equipment	9,962	9,319
Goodwill	46,121	45,270
Other intangible assets:
Mortgage servicing rights	17,048	8,632
Purchased credit card relationships	1,827	2,303
All other intangibles	3,653	3,796
Other assets (included $82,504 and $22,151 at fair value at September 30, 2008, and December 31, 2007, respectively)	180,821	74,314

Total assets	$2,251,469	$1,562,147

Liabilities
Deposits (included $6,038 and $6,389 at fair value at September 30, 2008, and December 31, 2007, respectively)	$969,783	$740,728
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3,321 and $5,768 at fair value at September 30, 2008, and December 31, 2007, respectively)	224,075	154,398
Commercial paper	54,480	49,596
Other borrowed funds (included $67,241 and $10,777 at fair value at September 30, 2008, and December 31, 2007, respectively)	167,827	28,835
Trading liabilities	162,029	157,867
Accounts payable, accrued expense and other liabilities (included the allowance for lending-related commitments of $713 and $850 at September 30, 2008, and December 31, 2007, respectively, and $25 at fair value at December 31, 2007)	260,563	94,476
Beneficial interests issued by consolidated variable interest entities (included $3,317 and $3,004 at fair value at September 30, 2008, and December 31, 2007, respectively)	11,437	14,016
Long-term debt (included $67,950 and $70,456 at fair value at September 30, 2008, and December 31, 2007, respectively)	238,034	183,862
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	17,398	15,148

Total liabilities	2,105,626	1,438,926

Commitments and contingencies (see Note 27 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at September 30, 2008, and December 31, 2007; issued 2,538,107 and 0 shares at September 30, 2008, and December 31, 2007, respectively)	8,152	—
Common stock ($1 par value; authorized 9,000,000,000 shares at September 30, 2008, and December 31, 2007; issued 3,941,633,895 shares and 3,657,671,234 shares at September 30, 2008, and December 31, 2007, respectively)	3,942	3,658
Capital surplus	90,535	78,597
Retained earnings	55,217	54,715
Accumulated other comprehensive income (loss)	(2,227)	(917)
Shares held in RSU Trust, at cost (5,908,094 shares at September 30, 2008)	(267)	—
Treasury stock, at cost (214,686,844 shares at September 30, 2008, and 290,288,540 shares at December 31, 2007)	(9,509)	(12,832)

Total stockholders’ equity	145,843	123,221

Total liabilities and stockholders’ equity	$2,251,469	$1,562,147

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30,
(in millions, except per share data)	2008	2007

Preferred stock
Balance at January 1	$—	$—
Issuance of preferred stock	7,800	—
Issuance of preferred stock — conversion of Bear Stearns preferred stock	352	—

Balance at September 30	8,152	—

Common stock
Balance at January 1	3,658	3,658
Issuance of common stock	284	—

Balance at September 30	3,942	3,658

Capital surplus
Balance at January 1	78,597	77,807
Issuance of common stock	11,201	—
Preferred stock issue cost	(54)	—
Shares issued and commitments to issue common stock for employee
stock-based compensation awards and related tax effects	501	488
Net change from the Bear Stearns merger:
Reissuance of treasury stock and the Share Exchange agreement	48	—
Employee stock awards	242	—

Balance at September 30	90,535	78,295

Retained earnings
Balance at January 1	54,715	43,600
Cumulative effect of change in accounting principles	—	915

Balance at January 1, adjusted	54,715	44,515
Net income	4,903	12,394
Dividends on common stock ($1.14 and $1.10 per share for the nine months ended September 30, 2008 and 2007, respectively)	(4,150)	(3,845)
Dividends on preferred stock	(251)	—

Balance at September 30	55,217	53,064

Accumulated other comprehensive income (loss)
Balance at January 1	(917)	(1,557)
Cumulative effect of change in accounting principles	—	(1)

Balance at January 1, adjusted	(917)	(1,558)
Other comprehensive income (loss)	(1,310)	(272)

Balance at September 30	(2,227)	(1,830)

Shares held in RSU Trust
Balance at January 1	—	—
Resulting from the Bear Stearns merger	(269)	—
Reissuance from RSU Trust	2	—

Balance at September 30	(267)	—

Treasury stock, at cost
Balance at January 1	(12,832)	(7,718)
Purchase of treasury stock	—	(8,015)
Reissuance from treasury stock	2,174	2,659
Share repurchases related to employee stock-based compensation awards	(1)	(135)
Net change from the Bear Stearns merger as a result of the reissuance of treasury stock and the Share Exchange agreement	1,150	—

Balance at September 30	(9,509)	(13,209)

Total stockholders’ equity	$145,843	$119,978

Comprehensive income
Net income	$4,903	$12,394
Other comprehensive income (loss)	(1,310)	(272)

Comprehensive income	$3,593	$12,122

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in millions)	2008	2007

Operating activities
Net income	$4,903	$12,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	13,666	4,322
Depreciation and amortization	2,313	1,705
Amortization of intangibles	937	1,055
Deferred tax (benefit) expense	(2,974)	(518)
Investment securities (gains) losses	(1,104)	(16)
Proceeds on sale of investment	(1,739)	—
Stock-based compensation	2,085	1,509
Originations and purchases of loans held-for-sale	(29,552)	(87,446)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	32,197	88,276
Net change in:
Trading assets	18,933	(74,405)
Securities borrowed	(12,605)	(11,009)
Accrued interest and accounts receivable	(33,480)	(3,510)
Other assets	(16,875)	(21,592)
Trading liabilities	(10,044)	5,785
Accounts payable, accrued expense and other liabilities	79,090	(2,732)
Other operating adjustments	(13,346)	4,869

Net cash provided by (used in) operating activities	32,405	(81,313)

Investing activities
Net change in:
Deposits with banks	(15,162)	(13,167)
Federal funds sold and securities purchased under resale agreements	(76,166)	4,914
Held-to-maturity securities:
Proceeds	8	11
Available-for-sale securities:
Proceeds from maturities	29,565	20,515
Proceeds from sales	62,763	54,288
Purchases	(146,480)	(81,131)
Proceeds from sales and securitization of loans held-for-investment	26,430	26,582
Other changes in loans, net	(67,081)	(49,979)
Net cash received from sale of an investment net of acquisitions	2,162	(70)
Proceeds from assets sale to the FRBNY	28,850	—
Net purchases of asset-backed commercial paper guaranteed by the FRBB	(61,321)	—
All other investing activities, net	(3,097)	(3,284)

Net cash used in investing activities	(219,529)	(41,321)

Financing activities
Net change in:
Deposits	81,989	42,245
Federal funds purchased and securities loaned or sold under repurchase agreements	46,908	16,614
Commercial paper and other borrowed funds	58,527	28,226
Proceeds from the issuance of long-term debt and trust preferred capital debt securities	47,572	77,120
Repayments of long-term debt and trust preferred capital debt securities	(50,290)	(40,442)
Excess tax benefits related to stock-based compensation	135	327
Proceeds from issuance of common stock	11,809	1,523
Proceeds from issuance of preferred stock	7,746	—
Repurchases of treasury stock	—	(8,015)
Cash dividends paid	(4,027)	(3,735)
All other financing activities, net	1,316	818

Net cash provided by financing activities	201,685	114,681

Effect of exchange rate changes on cash and due from banks	(355)	307

Net increase (decrease) in cash and due from banks	14,206	(7,646)
Cash and due from banks at the beginning of the year	40,144	40,412

Cash and due from banks at the end of the period	$54,350	$32,766

Cash interest paid	$27,552	$33,781
Cash income taxes paid	2,831	4,202

Note:
The fair values of noncash assets acquired and liabilities assumed in the merger with Bear Stearns were $288.2 billion and $287.7 billion, respectively. Approximately 26 million shares of common stock, valued at approximately $1.2 billion, were issued in connection with the Bear Stearns merger. The values of noncash assets acquired and liabilities assumed in the Washington Mutual transaction were $258.6 billion and $259.7 billion, respectively.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 156—159 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations in more than 60 countries. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segment information, see Note 31 on pages 149—153 of this Form 10-Q.
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
NOTE 2 — BUSINESS CHANGES AND DEVELOPMENTS
Acquisition of the banking operations of Washington Mutual Bank
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank (“Washington Mutual”) from the Federal Deposit Insurance Corporation (“FDIC”) for $1.9 billion. The acquisition expands JPMorgan Chase’s consumer branch network into several states, including California, Florida and Washington, among others. The acquisition also extends the reach of the Firm’s business banking, commercial banking, credit card, consumer lending and wealth management businesses. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141. The results of operations of Washington Mutual’s banking operations for the period September 26, 2008, through September 30, 2008, did not have a material effect on the quarter ended September 30, 2008, except the charge to conform Washington Mutual’s loan loss reserves and the extraordinary gain related to the transaction which are reflected for JPMorgan Chase in the Corporate/Private Equity segment. Beginning October 1, 2008, the results of operations of Washington Mutual’s banking operations will be included in the Firm’s business segments.
Washington Mutual purchase price allocation and negative goodwill
The $1.9 billion purchase price was allocated to the Washington Mutual assets acquired and liabilities assumed using their allocated values as of September 25, 2008. This resulted in negative goodwill. In accordance with SFAS 141, nonfinancial assets that are not held-for-sale, such as the premises and equipment and other intangibles, acquired in the Washington Mutual transaction were written down against the negative goodwill. The negative goodwill that remained after writing down the nonfinancial assets was recognized as an extraordinary gain. The computation of the purchase price and the allocation of the purchase price to the net assets acquired in the Washington Mutual transaction — based upon their respective values as of September 25, 2008, and the resulting negative goodwill — are presented below. The allocation of the purchase price may be modified through September 25, 2009, as more information is obtained about the fair value of assets acquired and liabilities assumed.

(in millions)

Purchase price
Total purchase price		$1,938

Net assets acquired
Washington Mutual’s net assets before fair value adjustments	$38,482
Washington Mutual’s goodwill and other intangible assets	(7,566)

Subtotal	30,916

Adjustments to reflect assets acquired at fair value:
Trading assets	(591)
Loans	(31,265)
Allowance for loan losses	8,216
Premises and equipment	680
Accrued interest and accounts receivable	(164)
Other assets	2,972

Amounts to reflect liabilities assumed at fair value:
Deposits	(638)
Other borrowed funds	(69)
Accounts payable, accrued expense and other liabilities	(507)
Long-term debt	1,023

Fair value of net assets acquired		10,573

Negative goodwill before allocation to nonfinancial assets		(8,635)
Negative goodwill allocated to nonfinancial assets(a)		8,054

Negative goodwill resulting from the acquisition(b)		$(581)

(a)
The acquisition was accounted for as a purchase business combination in accordance with SFAS 141. SFAS 141 requires the assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of an acquired business as of the effective date of the acquisition to be recorded at their respective fair values and consolidated with those of JPMorgan Chase. The fair value of the net assets of Washington Mutual’s banking operations exceeded the $1.9 billion purchase price, resulting in negative goodwill. In accordance with SFAS 141, noncurrent, nonfinancial assets not held-for-sale, such as premises and equipment and other intangibles, were written down against the negative goodwill. The negative goodwill that remained after writing down transaction related core deposit intangibles of approximately $4.9 billion and premises and equipment of approximately $3.2 billion was recognized as an extraordinary gain of $581 million.

(b)	The extraordinary gain was recorded net of tax expense in Corporate/Private Equity.
Condensed statement of Washington Mutual net assets acquired
The following condensed statement of net assets acquired reflects the value assigned to the Washington Mutual net assets as of September 25, 2008.

(in millions)	September 25, 2008

Assets
Cash and due from banks	$3,680
Deposits with banks	3,517
Federal funds sold and securities purchased under resale agreements	1,700
Trading assets	5,691
Securities	17,240
Loans (net of allowance for loan losses)	206,189
Accrued interest and accounts receivable	3,332
Mortgage servicing rights	5,845
All other assets	15,044

Total assets	$262,238

Liabilities
Deposits	$159,824
Federal funds purchased and securities loaned or sold under repurchase agreements	4,549
Other borrowed funds	81,759
Trading liabilities	585
Accounts payable, accrued expense and other liabilities	6,092
Long-term debt	6,910

Total liabilities	259,719

Washington Mutual net assets	$2,519

Merger with The Bear Stearns Companies Inc.
Effective May 30, 2008, BSC Merger Corporation, a wholly-owned subsidiary of JPMorgan Chase, merged with The Bear Stearns Companies Inc. (“Bear Stearns”) pursuant to the Agreement and Plan of Merger, dated as of March 16, 2008, as amended March 24, 2008, and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase (the “Merger”). The Merger provides the Firm with a leading global prime brokerage platform; strengthens the Firm’s equities and asset management businesses; enhances capabilities in mortgage origination, securitization and servicing; and expands the platform of the Firm’s energy business. The Merger was accounted for under the purchase method of accounting, which requires that the assets and liabilities of Bear Stearns be fair valued. The total purchase price to complete the Merger was $1.5 billion.
The Merger was accomplished through a series of transactions that were reflected as step acquisitions in accordance with SFAS 141. On April 8, 2008, pursuant to the share exchange agreement, JPMorgan Chase acquired 95 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance) for 21 million shares of JPMorgan Chase common stock. Further, between March 24, 2008, and May 12, 2008, JPMorgan Chase acquired approximately 24 million shares of Bear Stearns common stock in the open market at an average purchase price of $12.37 per share. The share exchange and cash purchase transactions resulted in JPMorgan Chase owning approximately 49.4% of Bear Stearns common stock immediately prior to consummation of the Merger. Finally, on May 30, 2008, JPMorgan Chase completed the Merger, and as a result of the Merger, each outstanding share of Bear Stearns common stock (other than shares then held by JPMorgan Chase) was converted into the right to receive 0.21753 shares of common stock of JPMorgan Chase. Also, on May 30, 2008, the shares of common stock that JPMorgan Chase and Bear Stearns acquired from each other in the share exchange transaction were cancelled. From April 8, 2008, through May 30, 2008, JPMorgan Chase accounted for the investment in Bear Stearns under the equity method of accounting in accordance with APB 18. During this period, JPMorgan Chase recorded reductions to its investment in Bear Stearns representing its share of Bear Stearns net losses, which was recorded in other income and accumulated other comprehensive income. Commencing May 31, 2008, Bear Stearns was reflected in JPMorgan Chase’s consolidated results of operations.
In conjunction with the Merger, in June 2008, the Federal Reserve Bank of New York (the “FRBNY”) took control, through a limited liability company (“LLC”) formed for this purpose, of a portfolio of $30 billion in assets acquired from Bear Stearns, based upon the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion, term loan from the FRBNY, and a $1.15 billion, subordinated loan from JPMorgan Chase. The JPMorgan Chase loan is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase loan and the expense of the LLC, will be for the account of the FRBNY.
Bear Stearns purchase price allocation and goodwill
As a result of step acquisition accounting, the total $1.5 billion purchase price was allocated to the Bear Stearns assets acquired and liabilities assumed using their fair values as of April 8, 2008, and May 30, 2008, respectively. The summary computation of the purchase price and the allocation of the purchase price to the net assets of Bear Stearns are presented below. The allocation of the purchase price may be modified through May 30, 2009, as more information is obtained about the fair value of assets acquired and liabilities assumed.

(in millions, except for shares (in thousands), per share amounts and where otherwise noted)

Purchase price
Shares exchanged in the Share Exchange transaction (April 8, 2008)	95,000
Other Bear Stearns shares outstanding	145,759

Total Bear Stearns stock outstanding	240,759
Cancellation of shares issued in the Share Exchange transaction	(95,000)
Cancellation of shares acquired by JPMorgan Chase for cash in the open market	(24,061)

Bear Stearns common stock exchanged as of May 30, 2008	121,698
Exchange ratio	0.21753

JPMorgan Chase common stock issued	26,473
Average purchase price per JPMorgan Chase common share(a)	$45.26

Total fair value of JPMorgan Chase common stock issued		$1,198
Bear Stearns common stock acquired for cash in the open market (24 million shares at an average share price of $12.37 per share)		298
Fair value of employee stock awards (largely to be settled by shares held in the RSU Trust(b))		242
Direct acquisition costs		27
Less: Fair value of Bear Stearns common stock held in the RSU Trust and included in the exchange of common stock		(269	)(b)

Total purchase price		1,496

Net assets acquired
Bear Stearns common stockholders’ equity	$6,052

Adjustments to reflect assets acquired at fair value:
Trading Assets	(3,521)
Premises and equipment	497
Other assets	13

Amounts to reflect liabilities assumed at fair value:
Long-term debt	565
Other liabilities	(2,303)

Fair value of net assets acquired excluding goodwill		1,303

Goodwill resulting from the merger(c)		$193

(a)
The value of JPMorgan Chase common stock was determined by averaging the closing prices of JPMorgan Chase’s common stock for the four trading days during the period March 19, 2008, through March 25, 2008.

(b)
Represents shares of Bear Stearns common stock held in an irrevocable grantor trust (the “RSU Trust”) to be used to settle stock awards granted to selected employees and certain key executives under certain heritage Bear Stearns employee stock plans. Shares in the RSU Trust were exchanged for 6 million shares of JPMorgan Chase common stock at the merger exchange ratio of 0.21753. For further discussion of the RSU trust, see Note 9 on page 16 of this Form 10-Q.

(c)	The goodwill was recorded in the Investment Bank, and is not tax deductible.
Condensed statement of Bear Stearns net assets acquired
The following condensed statement of net assets reflects the value assigned to Bear Stearns net assets as of the merger date.

(in millions)	May 30, 2008

Assets
Cash and due from banks	$534
Federal funds sold and securities purchased under resale agreements	21,204
Securities borrowed	55,195
Trading assets	136,845
Loans	4,407
Accrued interest and accounts receivable	34,677
Goodwill	193
All other assets	35,666

Total assets	$288,721

Liabilities
Federal funds purchased and securities loaned or sold under repurchase agreements	$54,643
Other borrowings	16,166
Trading liabilities	24,267
Beneficial interests issued by consolidated VIEs	47,042
Long-term debt	66,954
Accounts payable, accrued expense and other liabilities	78,583

Total liabilities	287,655

Bear Stearns net assets(a)	$1,066

(a)
Reflects the fair value assigned to 49.4% of the Bear Stearns net assets acquired on April 8, 2008 (net of related amortization) and the fair value assigned to the remaining 50.6% of the Bear Stearns net assets acquired on May 30, 2008. The difference between the Bear Stearns net assets acquired as presented above and the fair value of the net assets acquired (including goodwill) presented in the previous table represents JPMorgan Chase’s net losses recorded under the equity method of accounting.

Unaudited pro forma condensed combined financial information reflecting Washington Mutual and Bear Stearns
The following unaudited pro forma condensed combined financial information presents the results of operations of the Firm as they may have appeared if the Bear Stearns Merger and the Washington Mutual transaction had been completed on January 1, 2008, and January 1, 2007.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2008	2007	2008	2007

Total net revenue	$17,089	$20,924	$52,173	$71,928
Income (loss) before extraordinary gain	(4,199)	4,043	(12,569)	16,421
Net income (loss)	(3,618)	4,043	(11,988)	16,421
Net income per common share data:
Basic earnings per share
Income (loss) before extraordinary gain	$(1.25)	$1.19	$(3.73)	$4.77
Net income (loss)	(1.08)	1.19	(3.57)	4.77
Diluted earnings per share(a)
Income (loss) before extraordinary gain	(1.25)	1.15	(3.73)	4.63
Net income (loss)	(1.08)	1.15	(3.57)	4.63
Average basic common shares issued and outstanding	3,445	3,401	3,435	3,442
Average diluted common shares issued and outstanding(a)	3,445	3,503	3,435	3,546

(a)	Common equivalent shares have been excluded from the pro forma computation of diluted loss per share for the three and nine months ended September 30, 2008, as the effect would be antidilutive.
The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2008, and January 1, 2007, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007, were pro forma adjustments to reflect the results of operations of Bear Stearns and Washington Mutual’s banking operations, considering the purchase accounting, valuation and accounting conformity adjustments related to each transaction. For the Washington Mutual transaction, the amortization of purchase accounting adjustments to report acquired interest-bearing assets and liabilities at current interest rates is reflected in all periods presented. Valuation adjustments and the adjustment to conform allowance methodologies in the Washington Mutual transaction are reflected in the results for the three months ended September 30, 2008 and 2007. Valuation and accounting conformity adjustments related to the Bear Stearns merger are reflected in the results for the nine months ended September 30, 2008 and 2007.
Termination of Chase Paymentech Solutions joint venture
The dissolution of Chase Paymentech Solutions, a global payments and merchant acquiring joint venture between JPMorgan Chase and First Data Corporation, was completed on November 1, 2008 and JPMorgan Chase retained approximately 51% of the business under the Chase Paymentech name.
The dissolution of Chase Paymentech Solutions is being accounted for as a step acquisition in accordance with SFAS 141, and the Firm anticipates recognizing an after-tax gain of approximately $600 million in the fourth quarter of 2008 as a result of the dissolution. The gain will represent the amount by which the fair value of the net assets acquired (predominantly intangible assets and goodwill) exceeded JPMorgan Chase’s book basis in the net assets transferred to First Data Corporation.
Issuance of common stock
On September 30, 2008, the Firm issued $11.5 billion, or 284 million shares, of its common stock at $40.50 per share. Proceeds from this issuance were used for general corporate purposes.
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
Issuance of preferred stock
On April 23, 2008, the Firm issued $6.0 billion of noncumulative perpetual preferred stock. The Firm also issued $1.8 billion of noncumulative perpetual preferred stock on August 21, 2008. The proceeds of these issuances were used for general corporate purposes. For information regarding the preferred stock issued by the Firm on July 15, 2008, in exchange for the Bear Stearns preferred stock, see “Internal reorganization related to the Merger” above.
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
Purchase of additional interest in Highbridge Capital Management
In January 2008, JPMorgan Chase purchased an additional equity interest in Highbridge Capital Management, LLC (“Highbridge”). As a result, the Firm currently owns 77.5% of Highbridge. The Firm acquired a majority interest in Highbridge in 2004.
NOTE 3 — FAIR VALUE MEASUREMENT
For a discussion of JPMorgan Chase’s valuation methodologies for assets and liabilities measured at fair value, see Note 4 on pages 111—114 of JPMorgan Chase’s 2007 Annual Report.
Valuation Hierarchy
SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. For an analysis of level 3 assets, see pages 103—104 of this Note.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the financial instruments carried at fair value as of September 30, 2008, and December 31, 2007, by caption on the Consolidated Balance Sheets and by SFAS 157 valuation hierarchy (as described above).
Assets and liabilities measured at fair value on a recurring basis

			Internal models
	Quoted market	Internal models with	with significant		Total carrying
	prices in active	significant observable	unobservable		value in the
	markets	market parameters	market parameters	FIN 39	Consolidated
September 30, 2008 (in millions)	(Level 1)	(Level 2)	(Level 3)	netting(d)	Balance Sheets

Federal funds sold and securities purchased under resale agreements	$—	$20,071	$—	$—	$20,071
Securities borrowed	—	3,706	—	—	3,706

Trading assets:
Debt and equity instruments:
U.S. government, agency, sponsored enterprise and non-U.S. government	105,836	35,064	485	—	141,385
State and municipal securities	—	16,344	1,100	—	17,444
CD, bankers’ acceptances and commercial paper	525	7,561	—	—	8,086
Corporate debt and other	187	59,361	7,545	—	67,093
Equity securities	85,349	11,521	1,840	—	98,710
Loans	—	22,006	21,133	—	43,139
Mortgage- and asset-backed securities	—	6,429	14,279	—	20,708
Physical commodities(a)	—	5,044	—	—	5,044

Total debt and equity instruments:	191,897	163,330	46,382	—	401,609
Derivative receivables	3,669	1,283,505	46,665	(1,215,191)	118,648

Total trading assets	195,566	1,446,835	93,047	(1,215,191)	520,257

Available-for-sale securities	95,246	44,844	10,653	—	150,743
Loans	—	1,931	7,465	—	9,396
Mortgage servicing rights	—	—	17,048	—	17,048

Other assets:
Private equity investments	209	391	6,927	—	7,527
All other	7,877	61,428	5,672	—	74,977

Total other assets	8,086	61,819	12,599	—	82,504

Total assets at fair value	$298,898	$1,579,206	$140,812	$(1,215,191)	$803,725
Less: Level 3 assets for which the Firm does not bear economic exposure(b)			21,511

Total level 3 assets for which the Firm bears economic exposure			$119,301

Deposits	$—	$4,721	$1,317	$—	$6,038
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,321	—	—	3,321
Other borrowed funds	—	67,128	113	—	67,241

Trading liabilities:
Debt and equity instruments	57,151	18,673	389	—	76,213
Derivative payables	3,542	1,246,955	38,774	(1,203,455)	85,816

Total trading liabilities	60,693	1,265,628	39,163	(1,203,455)	162,029

Accounts payable, accrued expense and other liabilities	—	—	—	—	—
Beneficial interests issued by consolidated VIEs	—	2,722	595	—	3,317
Long-term debt	—	48,471	19,479	—	67,950

Total liabilities at fair value	$60,693	$1,391,991	$60,667	$(1,203,455)	$309,896

	Quoted market	Internal models with	Internal models		Total carrying
	prices in active	significant observable	with significant		value in the
	markets	market parameters	unobservable market	FIN 39	Consolidated
December 31, 2007 (in millions)	(Level 1)	(Level 2)	parameters (Level 3)	netting(d)	Balance Sheets

Federal funds sold and securities purchased under resale agreements	$—	$19,131	$—	$—	$19,131

Trading assets:
Debt and equity instruments:
U.S. government, agency, sponsored enterprise and non-U.S. government	106,572	40,362	258	—	147,192
State and municipal securities	7,230	5,860	—	—	13,090
CD, bankers’ acceptances and commercial paper	3,019	5,233	—	—	8,252
Corporate debt and other	6	52,137	7,972	—	60,115
Equity securities	82,499	9,552	1,197	—	93,248
Loans	—	46,038	11,776	—	57,814
Mortgage- and asset-backed securities	—	27,209	2,863	—	30,072
Physical commodities(a)	—	4,490	—	—	4,490

Total debt and equity instruments:	199,326	190,881	24,066	—	414,273
Derivative receivables	18,574	871,105	20,188	(832,731)	77,136

Total trading assets	217,900	1,061,986	44,254	(832,731)	491,409

Available-for-sale securities	71,941	13,364	101	—	85,406
Loans	—	359	8,380	—	8,739
Mortgage servicing rights	—	—	8,632	—	8,632

Other assets:
Private equity investments	68	322	6,763	—	7,153
All other	10,784	1,054	3,160	—	14,998

Total other assets	10,852	1,376	9,923	—	22,151

Total assets at fair value	$300,693	$1,096,216	$71,290	$(832,731)	$635,468

Deposits	$—	$5,228	$1,161	$—	$6,389
Federal funds purchased and securities loaned or sold under repurchase agreements	—	5,768	—	—	5,768
Other borrowed funds	—	10,672	105	—	10,777

Trading liabilities:
Debt and equity instruments	73,023	15,659	480	—	89,162
Derivative payables	19,553	852,055	19,555	(822,458)	68,705

Total trading liabilities	92,576	867,714	20,035	(822,458)	157,867

Accounts payable, accrued expense and other liabilities(c)	—	—	25	—	25
Beneficial interests issued by consolidated VIEs	—	2,922	82	—	3,004
Long-term debt	—	48,518	21,938	—	70,456

Total liabilities at fair value	$92,576	$940,822	$43,346	$(822,458)	$254,286

(a)	Physical commodities inventories are accounted for at the lower of cost or fair value.
(b)	Included assets for which the Firm serves as an intermediary between two parties and does not bear market risk. The assets are principally reflected within derivative receivables.
(c)	Included is the fair value adjustment for unfunded lending-related commitments accounted for at fair value.
(d)
As permitted under FIN 39, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The increase in FIN 39 netting from December 31, 2007, was primarily due to the effect of currency and equity market volatility on foreign exchange and equity derivative contracts.

Balances for which the Firm did not bear economic exposure at December 31, 2007, were not significant.
Changes in level 3 recurring fair value measurements
The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2008 and 2007 (including the change in fair value), for financial instruments classified by the Firm within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components

(that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due, in part, to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the valuation hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

							Change in unrealized
	Fair value measurements using significant unobservable inputs						gains and (losses)
Three months ended		Total realized/		Purchases,	Transfers in		related to financial
September 30, 2008	Fair value,	unrealized		issuances	and/or out of	Fair value,	instruments at
(in millions)	June 30, 2008	gains/(losses)(c)		settlements, net	level 3(c)	September 30, 2008	September 30, 2008

Assets:
Trading assets:
Debt and equity instruments	$58,896	$(4,288)	(d)(e)	$(12,884)	$4,658	$46,382	$(3,515)	(d)(e)
Net derivative receivables	5,975	2,535	(d)	(1,399)	780	7,891	3,248	(d)
Available-for-sale securities	271	(741)	(f)	1,644	9,479	10,653	(740)	(f)
Loans	8,329	(317)	(d)	(651)	104	7,465	(295)	(d)
Other assets:
Private equity instruments(a)	7,001	(214)	(d)	140	—	6,927	(195)	(d)
All other	4,931	(155)	(g)	883	13	5,672	(120)	(g)

Liabilities:(b)
Deposits	$(1,328)	$89	(d)	$(78)	$—	$(1,317)	$90	(d)
Other borrowed funds	(300)	28	(d)	168	(9)	(113)	1	(d)
Trading liabilities:
Debt and equity instruments	(870)	93	(d)	177	211	(389)	112	(d)
Accounts payable, accrued expense and other liabilities	—	—		—	—	—	—
Beneficial interests issued by consolidated VIEs	(8,151)	—		7,532	24	(595)	—
Long-term debt	(22,976)	2,883	(d)	630	(16)	(19,479)	2,209	(d)

							Change in unrealized
	Fair value measurements using significant unobservable inputs						gains and (losses)
Three months ended		Total realized/		Purchases,	Transfers in		related to financial
September 30, 2007	Fair value,	unrealized		issuances	and/or out of	Fair value,	instruments at
(in millions)	June 30, 2007	gains/(losses)(c)		settlements, net	level 3(c)	September 30, 2007	September 30, 2007

Assets:
Trading assets:
Debt and equity instruments	$10,951	$(60	)(d)(e)	$2,020	$2,319	$15,230	$(89	)(d)(e)
Available-for-sale securities	107	(5	)(f)	(5)	—	97	(5	)(f)
Loans	1,544	(81	)(d)	4,368	288	6,119	(88	)(d)
Other assets:
Private equity instruments(a)	6,059	876	(d)	(760)	—	6,175	294	(d)
All other	2,141	(12	)(g)	352	140	2,621	(6	)(g)

Liabilities:(b)
Deposits	$(926)	$(31	)(d)	$(138)	$—	$(1,095)	$(38	)(d)
Other borrowed funds	—	(76	)(d)	(33)	—	(109)	(128	)(d)
Trading liabilities:
Debt and equity instruments	(243)	148	(d)	13	(394)	(476)	120	(d)
Net derivatives payables	(1,677)	(729	)(d)	161	875	(1,370)	(166	)(d)
Accounts payable, accrued expense and other liabilities	—	(449	)(d)	—	—	(449)	(449	)(d)
Beneficial interests issued by consolidated VIEs	(25)	—		1	—	(24)	—
Long-term debt	(20,307)	(512	)(d)	(955)	(9)	(21,783)	(735	)(d)

							Change in unrealized
	Fair value measurements using significant unobservable inputs						gains and (losses)
Nine months ended		Total realized/		Purchases,	Transfers in	Fair value,	related to financial
September 30, 2008	Fair value,	unrealized		issuances	and/or out of	September 30,	instruments at
(in millions)	January 1, 2008	gains/(losses)(c)		settlements, net	level 3(c)	2008	September 30, 2008

Assets:
Trading assets:
Debt and equity instruments	$24,066	$(7,500)	(d)(e)	$8,427	$21,389	$46,382	$(6,628)	(d)(e)
Net derivative receivables	633	5,328	(d)	440	1,490	7,891	6,146	(d)
Available-for-sale securities	101	(850)	(f)	1,982	9,420	10,653	(748)	(f)
Loans	8,380	(638)	(d)	323	(600)	7,465	(845)	(d)
Other assets:
Private equity instruments(a)	6,763	448	(d)	(284)	—	6,927	(195)	(d)
All other	3,160	(168)	(g)	2,659	21	5,672	(114)	(g)

Liabilities:(b)
Deposits	$(1,161)	$12	(d)	$(116)	$(52)	$(1,317)	$10	(d)
Other borrowed funds	(105)	(33)	(d)	(33)	58	(113)	38	(d)
Trading liabilities:
Debt and equity instruments	(480)	21	(d)	2	68	(389)	271	(d)
Accounts payable, accrued expense and
other liabilities	(25)	25	(d)	—	—	—	—
Beneficial interests issued by
consolidated VIEs	(82)	24	(d)	8	(545)	(595)	—
Long-term debt	(21,938)	2,846	(d)	234	(621)	(19,479)	2,496	(d)

							Change in unrealized
	Fair value measurements using significant unobservable inputs						gains and (losses)
Nine months ended		Total realized/		Purchases,	Transfers in		related to financial
September 30, 2007	Fair value,	unrealized		issuances	and/or out of	Fair value,	instruments at
(in millions)	January 1, 2007	gains/(losses)(c)		settlements, net	level 3(c)	September 30, 2007	September 30, 2007

Assets:
Trading assets:
Debt and equity instruments	$9,320	$(233	)(d)(e)	$3,280	$2,863	$15,230	$(420	)(d)(e)
Available-for-sale securities	177	35	(f)	(22)	(93)	97	(8	)(f)
Loans	643	(55	)(d)	5,243	288	6,119	(68	)(d)
Other assets:
Private equity instruments(a)	5,493	3,310	(d)	(2,611)	(17)	6,175	1,118	(d)
All other	1,591	59	(g)	500	471	2,621	(4	)(g)

Liabilities:(b)
Deposits	$(385)	$(12	)(d)	$(551)	$(147)	$(1,095)	$(10	)(d)
Other borrowed funds	—	(76	)(d)	(33)	—	(109)	(128	)(d)
Trading liabilities:
Debt and equity instruments	(32)	96	(d)	43	(583)	(476)	121	(d)
Net derivative payables	(2,800)	51	(d)	(371)	1,750	(1,370)	614	(d)
Accounts payable, accrued expense
and other liabilities	—	(449	)(d)	—	—	(449)	(449	)(d)
Beneficial interests issued by
consolidated VIEs	(8)	6	(d)	1	(23)	(24)	—
Long-term debt	(11,386)	(1,205	)(d)	(6,441)	(2,751)	(21,783)	(667	)(d)

(a)
Private equity instruments represent investments within the Corporate/Private Equity line of business. Amounts for 2007 private equity instruments and all other have been revised to reflect the current presentation.

(b)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value were 20% and 17% at September 30, 2008, and December 31, 2007, respectively.
(c)	Beginning January 1, 2008, all transfers in and out of level 3 are assumed to occur at the beginning of the reporting period.
(d)	Reported in principal transactions revenue.
(e)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell are measured at fair value and reported in mortgage fees and related income.
(f)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).
(g)	Reported in other income.
Note:	Mortgage servicing rights (“MSRs”) are excluded from the above table. For a rollforward of balance sheet amounts related to MSRs, see Note 18 on page 136 of this Form 10-Q.

Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the financial instruments carried on the Consolidated Balance Sheets by caption and by level within the SFAS 157 valuation hierarchy (as described above) as of September 30, 2008, and December 31, 2007, for which a nonrecurring change in fair value has been recorded during the reporting period.

			Internal models
		Internal models with	with significant	Total carrying
	Quoted market	significant observable	unobservable	value in the
	prices in active	market parameters	market parameters	Consolidated
September 30, 2008 (in millions)	markets (Level 1)	(Level 2)	(Level 3)	Balance Sheets

Loans(a)	$—	$5,147	$3,832	$8,979
Other assets	—	650	17	667

Total assets at fair value on a nonrecurring basis	$—	$5,797	$3,849	$9,646

Accounts payable, accrued expense and other liabilities(b)	$—	$78	$43	$121
Total liabilities at fair value on a nonrecurring basis	$—	$78	$43	$121

			Internal models
		Internal models with	with significant	Total carrying
	Quoted market	significant observable	unobservable	value in the
	prices in active	market parameters	market parameters	Consolidated
December 31, 2007 (in millions)	markets (Level 1)	(Level 2)	(Level 3)	Balance Sheets

Loans(a)	$—	$2,818	$16,196	$19,014
Other assets	—	267	126	393

Total assets at fair value on a nonrecurring basis	$—	$3,085	$16,322	$19,407

Accounts payable, accrued expense and other liabilities(b)	$—	$—	$103	$103
Total liabilities at fair value on a nonrecurring basis	$—	$—	$103	$103

(a)	Includes debt financing and other loan warehouses held-for-sale.
(b)	Represents the fair value adjustment associated with $1.2 billion and $3.2 billion of unfunded held-for-sale lending-related commitments at September 30, 2008, and December 31, 2007, respectively.
Nonrecurring fair value changes
The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007, related to financial instruments held at September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Loans	$(1,071)	$(508)	$(2,524)	$(565)
Other assets	(134)	(37)	(225)	(135)
Accounts payable, accrued expense and other liabilities	(34)	(462)	(84)	(462)

Total nonrecurring fair value gains (losses)	$(1,239)	$(1,007)	$(2,833)	$(1,162)

In the above table, loans principally include changes in fair value for loans carried on the balance sheet at the lower of cost or fair value; and accounts payable, accrued expense and other liabilities principally include the change in fair value for unfunded lending-related commitments within the leveraged lending portfolio.
Level 3 analysis
Level 3 assets (including assets measured at the lower of cost or fair value) were 6% of total Firm assets at September 30, 2008. The following describes significant changes to level 3 assets during the period.
For the three months ended September 30, 2008
Level 3 assets increased $1.3 billion in the third quarter of 2008, largely as a result of $15.2 billion of transfers of assets into level 3, principally AAA-rated collateralized loan obligations (“CLOs”) backed by corporate loans for which liquidity decreased and market activity was limited, and $5.8 billion of purchased mortgage servicing rights related to the Washington Mutual transaction. These increases were largely offset by decreases in level 3 assets due to $12.3 billion of sales and markdowns of residential mortgage exposure and $3.5 billion of sales and markdowns of leveraged loans and transfers of similar leveraged loans to level 2 due to the increased price transparency of such assets.

For the nine months ended September 30, 2008
Level 3 assets increased $57.0 billion in the first nine months of 2008, predominantly due to the following:
•	Acquisition of $41.5 billion of level 3 assets as a result of the merger with Bear Stearns.

•	Purchase of approximately $4.4 billion of reverse mortgages in the first quarter of 2008, for which there is limited pricing information and a lack of market liquidity.

•
Transfer of $9.8 billion of mortgage-related assets and $14.0 billion of AAA-rated CLOs backed by corporate loans into level 3 based upon a significant reduction in new deal issuance and price transparency. Mortgage-related assets include commercial mortgage-backed securities with a rating below AAA, other noninvestment grade mortgage securities and certain prime mortgages.

Partially offsetting the increases in level 3 assets described above were approximately $14.3 billion of sales and markdowns of residential mortgage-backed securities, prime residential mortgage loans and Alt-A residential mortgage loans. In addition, leveraged loans included within level 3 assets declined $7.5 billion during the period as a result of sales and markdowns, as well as transfers of similar leveraged loans to level 2 due to the increased price transparency for such assets.
Gains and Losses
For the three months ended September 30, 2008
Gains and losses in the tables above include losses on trading debt equity instruments of approximately $4.3 billion for the three months ended September 30, 2008, principally from mortgage-related transactions. In addition, the Firm reported net gains of approximately $2.5 billion related to derivative transactions and gains of $2.9 billion related to structured notes, principally due to significant volatility in the fixed income, commodities and equity markets.
In addition there were losses of approximately $860 million on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and therefore included in the nonrecurring fair value assets.
For the nine months ended September 30, 2008
Gains and losses in the tables above include losses on trading and debt and equity instruments of approximately $7.5 billion for the nine months ended September 30, 2008, principally from mortgage-related transactions and auction-rate securities. In addition, the Firm reported net gains of $5.3 billion related to derivative transactions and gains of $2.8 billion related to structured notes, principally due to significant volatility in the fixed income, commodities and equity markets.
In addition, there were losses of approximately $2.5 billion on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and therefore included in the nonrecurring fair value assets.
The Firm risk manages level 3 financial instruments using securities and derivative positions classified within level 1 or 2 of the valuation hierarchy; the effect of these risk management activities are not reflected in the level 3 gains and losses included in the tables above.
For a discussion of changes in fair value of the MSR asset see Note 18 on page 136 of this Form 10-Q.

Certain risk exposures that are carried at fair value
As noted above, over the past several quarters liquidity in certain sectors of the mortgage markets has decreased thereby limiting the price transparency of certain mortgage-related instruments. The table below summarizes the Firm’s mortgage-related exposures that are carried at fair value through earnings or at the lower of cost or fair value; the table excludes securities held in the available-for-sale portfolio.

	Exposure as of		Exposure as of
	September 30, 2008		June 30, 2008		Net gains/(losses)(d)	Net gains/(losses)(d)
		Net of risk		Net of risk	reported in income-	reported in income-
		management		management	three months ended	nine months ended
(in millions)	Gross	activities(c)	Gross	activities(c)	September 30, 2008	September 30, 2008

U.S. Residential Mortgage:(a)(b)
Prime	$13,136	$6,704	$21,291	$9,089
Alt-A	5,159	5,151	8,360	8,360

	18,295	11,855	29,651	17,449	$(1,531)	$(1,791)

Subprime	1,377	157	1,855	(79)	(133)	(370)

Non-U.S. Residential	2,239	1,200	3,017	3,017	(192)	(252)

Commercial Mortgage:
Securities	3,538	2,070	4,072	1,103	(149)	(508)
Loans	4,836	3,478	6,749	5,012	(216)	(313)

(a)	Included exposures in Investment Bank and Retail Financial Services segments, and Washington Mutual.
(b)
Excluded from the table above are certain mortgage-related assets that are carried at fair value and recorded in trading assets, such as: (i) U.S. government agency and U.S. government-sponsored enterprise securities that are liquid and of high credit quality of $47.7 billion and $32.0 billion at September 30, 2008, and June 30, 2008, respectively; (ii) financing transactions, that are collateralized by mortgage-related assets of $8.5 billion and $9.5 billion at September 30, 2008, and June 30, 2008, respectively, as the primary risk to the Firm is counterparty (or borrower) risk and the Firm believes that such transactions are well-collateralized; (iii) reverse mortgages of $4.4 billion and $4.7 billion at September 30, 2008, and June 30, 2008, respectively, for which the principal risk is mortality risk; (iv) VIE assets of $391 million and $7.0 billion at September 30, 2008, and June 30, 2008, respectively, for which the Firm does not bear economic exposure as the Firm serves as an intermediary between two parties and does not bear market risk; and (v) mortgage servicing rights, which are reported in Note 18 on pages 135-137 of this Form 10-Q.

(c)
The amounts presented reflect the effects of derivatives utilized to risk manage the gross exposures arising from cash-based instruments and are presented on a bond or loan equivalent (notional) basis. The Firm does not have any material gross mortgage-related exposure created through derivatives.

(d)
Net gains and losses include all revenue related to the positions (i.e., all interest income, changes in fair value of the assets, changes in fair value of the related risk management positions, and all interest expense related to the liabilities funding those positions).

Residential mortgages
Prime Mortgage
The Firm had exposure of $13.1 billion to prime mortgages carried at fair value through earnings or at the lower of cost or fair value at September 30, 2008, which consisted of $4.5 billion of securities (including $1.9 billion of forward purchase commitments), predominantly rated AAA, and $8.6 billion of first lien mortgages. Net exposure to prime residential mortgages decreased 26% in the quarter, principally due to asset sales and, to a lesser extent, declines in asset values.
Alt-A mortgage
The Firm had exposure of $5.2 billion to Alt-A mortgages carried at fair value through earnings or at the lower of cost or fair value at September 30, 2008, which consisted of $1.3 billion of securities, largely rated AAA, and $3.9 billion of first lien mortgages. Net exposure to Alt-A mortgages decreased 38% in the quarter, principally due to asset sales and, to a lesser extent, declines in asset values.
Subprime mortgage
The Firm had exposure of $1.4 billion to subprime mortgages carried at fair value through earnings or at the lower of cost or fair value at September 30, 2008, which included $1.0 billion of securities, largely rated AAA, and $363 million of first lien mortgages.
Classification and Valuation
Residential mortgage loans and mortgage-backed securities are classified within level 2 or level 3 of the valuation hierarchy depending on the level of liquidity and activity in the markets for a particular product. Level 3 assets include residential whole loans, prime and Alt-A securities rated below AAA, subprime securities and single-name credit default swaps (“CDS”) on ABS. Products that continue to have reliable price transparency evidenced by consistent market transactions, such as AAA–rated Prime and Alt-A securities as well as agency securities, continue to be classified in level 2.
For those products classified within level 2 of the valuation hierarchy, the Firm estimates the value of such instruments using a combination of observed transaction prices, independent pricing services and relevant broker quotes.

Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided from independent pricing services.
When relevant market activity is not occurring or is limited, the fair value of residential mortgage loans is estimated by projecting the expected cash flows and discounting those cash flows at a rate reflective of current market liquidity. To estimate the projected cash flows (inclusive of prepayment and default rates), specific consideration is given to both borrower-specific and other market factors including, but not limited to, the borrower’s FICO score, the type of collateral supporting the loan, an estimate of the current value of the collateral supporting the loan, the level of documentation for the loan and market-derived expectations for home price appreciation or depreciation in the respective geography of the borrower.
When relevant market activity is not occurring or is limited, the fair value of residential mortgage-backed securities is estimated considering the value of the collateral (in this case, the residential mortgage loans from which the cash flows on the securities are derived) and the specific attributes of the securities held by the Firm. The value of the collateral pool supporting the securities are analyzed using the same techniques and factors described above for residential mortgage loans albeit in a more aggregated manner across the pool. For example, average FICO scores, average delinquency rates, average loss severities and prepayment rates, among other metrics, may be evaluated. In addition, as each securitization vehicle distributes cash in a manner or order that is predetermined at the inception of the vehicle, the order in which each particular mortgage-backed security is allocated, cash flows and the level of credit enhancement in place to support those cash flows are key considerations in deriving the value of the mortgage-backed securities. Finally, the risk premium that investors demand for securitized products in today’s market is factored into the valuation. To benchmark its valuations, the Firm looks to transactions for similar instruments and utilizes independent pricing provided by third-party vendors, broker quotes and relevant market indices such as the ABX index, as applicable. While none of those sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Firm’s estimates.
Commercial mortgages
Commercial mortgages are loans to companies backed by commercial real estate. Commercial mortgage-backed securities are securities collateralized by a pool of commercial mortgages. Typically, commercial mortgages have lock-out periods, where the borrower is restricted from prepaying the loan for a specified timeframe, or periods where there are disincentives for the borrower to prepay the loan due to prepayment penalties. These features reduce prepayment risk for commercial mortgages relative to that of residential mortgages.
The Firm had exposure to $8.3 billion of commercial mortgage-backed assets carried at fair value through earnings or at the lower of cost or fair value at September 30, 2008, which consisted of $3.5 billion of securities, largely rated AAA, and $4.8 billion of first lien mortgages, largely in the U.S. Net commercial mortgage exposure decreased 9% in the quarter, principally due to asset sales and, to a lesser extent, declines in asset values.
Classification and Valuation
While commercial mortgages and commercial mortgage-backed securities are classified within level 2 or level 3 of the valuation hierarchy, depending on the level of liquidity and activity in the markets, the majority of these mortgages, including both loans and lower-rated securities, are currently classified in level 3. Level 2 assets include AAA-rated fixed-rate commercial mortgage-backed securities.
For those products classified within level 2 of the valuation hierarchy, the Firm estimates the value of such instruments using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided from independent pricing services.
When relevant market activity is not present or is limited, the value of commercial mortgage loans is estimated by projecting the expected cash flows and discounting those cash flows at a rate reflective of current market liquidity. To estimate the projected cash flows, consideration is given to both borrower-specific and other market factors including, but not limited to, the borrower’s debt-to-service coverage ratio, the type of commercial property (retail, office, lodging, multi-family, etc.), an estimate of the current loan-to-value ratio and market-derived expectations for property price appreciation or depreciation in the respective geographic location.
When relevant market activity is not present or is limited, the value of commercial mortgage-backed securities is estimated considering the value of the collateral (in this case, the commercial mortgage loans from which the cash flows on the securities are derived) and the specific attributes of the securities held by the Firm. The value of the collateral pool supporting the securities are analyzed using the same techniques and factors described above, for the valuation of commercial mortgage loans albeit in a more aggregated manner across the pool. For example, average delinquencies, loan or geographic concentrations and average debt-service coverage ratios, among other metrics, may be evaluated. In addition, as each securitization vehicle distributes cash in a manner or order that is predetermined at the inception of the vehicle, the order in which each particular mortgage-backed security is allocated, cash flows and the level of credit enhancement in place to support those cash flows are key considerations in deriving the value of the mortgage-backed securities. Finally, the risk premium that investors demand for securitized products in today’s market is factored into the valuation. To benchmark its valuations, the Firm utilizes independent pricing provided by third-party vendors, and broker quotes, as applicable. While none of those sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Firm’s estimates.
The following table presents mortgage-related activities within the available-for-sale securities portfolio.

					Unrealized gains/(losses)
					included in other
			Net gains/(losses)		comprehensive income
			Reported in income		(pretax)
			Three months	Nine months	Three months	Nine months
	Exposure as of	Exposure as of	ended	ended	ended	ended
	September 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2008	2008	2008	2008	2008	2008

U.S. residential mortgage:
Prime	$6,683	$4,867	$—	$—	$(348)	$(495)
Alt-A	751	600	—	—	(43)	(75)
Subprime	254	330	(12)	(41)	(41)	(43)

Non-U.S. residential	756	803	2	2	10	10

Commercial mortgage	4,637	—	—	—	—	—

U.S. government and federal agency obligations:
Mortgage-backed securities	$9,157	$3,821	$4	$4	$47	$(22)
Collateralized mortgage obligations	682	636	—	—	(12)	(13)

U.S. government-sponsored enterprise obligations:
Mortgage-backed securities	83,858	75,144	403	400	97	(848)
Direct obligations	409	—	—	—	(3)	—

Exposures in the table above include $107.2 billion of mortgage-backed securities classified as available-for-sale in the Firm’s Consolidated Balance Sheets at September 30, 2008. These investments are used as part of the Firm’s centralized risk management of structural interest rate risk (the sensitivity of the Firm's aggregate balance sheet to changes in interest rates). Changes in the Firm’s structural interest rate position, as well as changes in the overall interest rate environment, are continually monitored resulting in periodic repositioning of this portfolio. Given that this portfolio is primarily used to manage interest rate risk, predominantly all of these securities are backed by either U.S. government agencies, government sponsored entities, or are rated AAA.
Investment securities in the available-for-sale portfolio include:
•
$7.4 billion of prime and Alt-A securities, principally rated AAA. The fair value of these securities is determined based on independent pricing services supported by relevant and observable market data for similar securities. The Firm classifies these securities in level 2 of the valuation hierarchy.

•
$4.6 billion of commercial mortgage-backed securities, principally rated AAA. The fair value of these securities is determined using a third party pricing service that uses relevant and observable market data. The Firm classifies these securities in level 2 of the valuation hierarchy.

•
$94.1 billion of U.S. government agencies or U.S. government-sponsored enterprise mortgage-backed securities. Where these securities trade in active markets and there is market-observable pricing they are classified in level 1 of the valuation hierarchy. Where the determination of fair value is based on broker quotes and independent pricing services, supported by relevant and observable market data, the Firm classifies such securities in level 2 of the valuation hierarchy.

Credit adjustments
When determining the fair value of an instrument it may be necessary to record a valuation adjustment to arrive at an exit price in accordance with SFAS 157. Valuation adjustments include, but are not limited to, amounts to reflect counterparty credit quality and the Firm’s own creditworthiness. See also Note 4 on page 111 of JPMorgan Chase’s 2007 Annual Report for a discussion of the valuation adjustments the Firm may take to arrive at a fair value measurement.

Credit Valuation Adjustment (“CVA”)
The fair value of the Firm’s derivative receivables incorporates an adjustment, the CVA, to reflect the credit quality of counterparties. These adjustments are necessary when the market price or market parameter is not indicative of the credit quality of the counterparty. As few classes of derivative contracts are listed on an exchange, the majority of derivative positions are valued using internally developed models that use as their basis observable market parameters. Market practice is to quote market parameters equivalent to an “AA” credit rating; thus, all counterparties are assumed to have the same credit quality. Therefore, an adjustment to the valuation arrived at using such observable parameters is necessary in order to reflect the actual credit quality of each derivative counterparty when calculating the fair value of the instrument. The adjustment also takes into account contractual factors designed to reduce the Firm’s credit exposure to each counterparty, such as collateral and legal rights of offset.
Debit Valuation Adjustment (“DVA”)
Beginning on January 1, 2007, the Firm began factoring an estimate of its own creditworthiness (i.e., DVA) into the valuation of financial liabilities that are carried at fair value in accordance with SFAS 157. The methodology to determine the adjustment is consistent with CVA and incorporates JPMorgan Chase’s credit spread as observed in the credit default swap market. The market’s view of the credit quality of the Firm, as reflected in quoted spreads in the credit default swap market, is driven by a number of factors, including the quality and performance of the assets held by the Firm. The liabilities carried at fair value and for which a DVA adjustment is taken include derivative contracts and structured notes.
On January 1, 2007, the Firm elected under SFAS 159 to record at fair value all structured notes not previously elected or eligible for election under SFAS 155. As a result, all structured notes are measured on a fair value basis. For further information on these elections, see Note 4 on pages 109—111 of JPMorgan Chase’s 2007 Annual Report. Structured notes are debt instruments with embedded derivatives that are tailored to meet a client need for derivative risk in a funded form. The derivative is the primary driver of the risk and as such the valuation of structured notes is similar to that of a derivative and includes a DVA to reflect the credit quality of the Firm.
The following table provides the credit adjustments (both CVA and DVA) as reflected within the Consolidated Balance Sheets of the Firm as of the dates indicated.

(in millions)	September 30, 2008	December 31, 2007

Derivatives receivables balance	$118,648	$77,136
Derivatives CVA	(4,354)	(1,265)

Derivatives payables balance	85,816	68,705
Derivatives DVA	1,468	518

Structured notes balance	79,908	87,622
Structured notes DVA(a)	3,135	896

(a)	Structured notes are recorded within long-term debt, other borrowed funds and deposits on the Consolidated Balance Sheets based upon the tenor and legal form of the note.
The following table provides the impact of credit adjustments (CVA and DVA) on earnings in the respective periods.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Credit adjustments:
Derivatives CVA	$(1,266)	$(208)	$(2,349)	$(294)
Derivatives DVA	229	128	868	366
Structured notes DVA(a)	727	454	1,933	589

(a)	Structured notes are carried at fair value based upon the Firm’s election under SFAS 159 and are recorded within long-term debt, other borrowed funds and deposits on the Consolidated Balance Sheets.
As noted above, the market’s view of the Firm’s credit quality is reflected in credit spreads observed in the credit default swap market. These credit spreads are affected by a number of factors such as the performance of the assets the Firm holds. Consequently, significant deterioration in the value of sizable exposures held by the Firm, are likely to result in wider credit default swap spreads. This will lead to an increase in the Firm’s credit adjustment (i.e., DVA) for liabilities carried at fair value. Two examples of sizable exposures that have experienced a significant deterioration in value are leveraged loans and mortgages carried at fair value. The impact on the value of these assets for three and nine months ended September 30, 2008, was $3.6 billion and $7.5 billion, respectively.
NOTE 4 — FAIR VALUE OPTION
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
For a discussion of the primary financial instruments for which fair value elections were made and the basis for those elections, see Note 5 on pages 119—121 of JPMorgan Chase’s 2007 Annual Report.
2008 Elections
During 2008, the following elections were made:
•
As part of the Bear Stearns merger, the Firm acquired instrument types that were similar to the existing fair value elections made by the Firm, thus the Firm formally elected the fair value option for these instruments, primarily loans, as of the merger date.

•
In the second quarter, the Firm began electing the fair value option for newly transacted securities borrowed and securities lending agreements with a maturity greater than one year. An election was not made for any short-term agreements as the carrying value for such agreements generally approximates fair value.

•
In the third quarter of 2008, the Firm elected the fair value option for both the asset-backed commercial paper (“ABCP”) investments purchased under the Federal Reserve’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML Facility”) for U.S. money market mutual funds, and the related nonrecourse advance from the Federal Reserve Bank of Boston (“FRBB”). At September 30, 2008, ABCP investments of $61.3 billion were recorded in other assets; the corresponding nonrecourse liability to the FRBB in the same amount was recorded in other borrowed funds. For further discussion, see Note 20 on page 138 of this Form 10-Q.

•
As part of the Washington Mutual transaction, the Firm elected the fair value option for prime mortgages previously designated as held-for-sale by Washington Mutual and for certain tax credit investments acquired.

Changes in value under the fair value option election
The following tables present the changes in fair value included in the Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2008				2007
				Total changes				Total changes
Three months ended September 30,	Principal			in fair value	Principal			in fair value
(in millions)	transactions(c)	Other income		recorded	transactions(c)	Other income		recorded

Federal funds sold and securities purchased under resale agreements	$(28)	$—		$(28)	$240	$—		$240
Securities borrowed	(13)	—		(13)	—	—		—
Trading assets:
Debt and equity instruments, excluding loans	(354)	—		(354)	191	(11	)(d)	180
Loans reported as trading assets:
Changes in instrument-specific credit risk	(2,946)	(78)	(d)	(3,024)	(724)	(103	)(d)	(827)
Other changes in fair value	(350)	306	(d)	(44)	131	418	(d)	549
Loans:
Changes in instrument-specific credit risk	(457)	—		(457)	(100)	—		(100)
Other changes in fair value	(39)	—		(39)	15	—		15
Other assets	—	(88)	(e)	(88)	—	(40	)(e)	(40)

Deposits(a)	264	—		264	(522)	—		(522)
Federal funds purchased and securities loaned or sold under repurchase agreements	(1)	—		(1)	(48)	—		(48)
Other borrowed funds(a)	783	—		783	(159)	—		(159)
Trading liabilities	24	—		24	47	—		47
Accounts payable, accrued expense and other liabilities	—	—		—	(449)	—		(449)
Beneficial interests issued by consolidated VIEs	337	—		337	(115)	—		(115)
Long-term debt:
Changes in instrument-specific credit risk(a)	714	—		714	429	—		429
Other changes in fair value(b)	10,945	—		10,945	(1,065)	—		(1,065)

	2008				2007
				Total changes				Total changes
Nine months ended September 30,	Principal			in fair value	Principal			in fair value
(in millions)	transactions(c)	Other income		recorded	transactions(c)	Other income		recorded

Federal funds sold and securities purchased under resale agreements	$123	$—		$123	$240	$—		$240
Securities borrowed	66	—		66	—	—		—
Trading assets:
Debt and equity instruments, excluding loans	(230)	15	(d)	(215)	467	4	(d)	471
Loans reported as trading assets:
Changes in instrument-specific credit risk	(4,629)	(128)	(d)	(4,757)	(150)	(104	)(d)	(254)
Other changes in fair value	(275)	715	(d)	440	147	601	(d)	748
Loans:
Changes in instrument-specific credit risk	(957)	—		(957)	(91)	—		(91)
Other changes in fair value	(16)	—		(16)	24	—		24
Other assets	—	(129)	(e)	(129)	—	28	(e)	28

Deposits(a)	(105)	—		(105)	(562)	—		(562)
Federal funds purchased and securities loaned or sold under repurchase agreements	2	—		2	(24)	—		(24)
Other borrowed funds(a)	695	—		695	(317)	—		(317)
Trading liabilities	26	—		26	(2)	—		(2)
Accounts payable, accrued expense and other liabilities	—	—		—	(449)	—		(449)
Beneficial interests issued by consolidated VIEs	368	—		368	(184)	—		(184)
Long-term debt:
Changes in instrument-specific credit risk(a)	1,892	—		1,892	562	—		562
Other changes in fair value(b)	10,505	—		10,505	(2,313)	—		(2,313)

(a)
Total changes in instrument-specific credit risk related to structured notes were $727 million and $454 million for the three months ended September 30, 2008 and 2007, respectively, and $1.9 billion and $589 million for the nine months ended September 30, 2008 and 2007, respectively, which includes adjustments for structured notes classified within deposits and other borrowed funds as well as long-term debt.

(b)
Structured notes are debt instruments with embedded derivatives that are tailored to meet a client need for derivative risk in funded form. The embedded derivative is the primary driver of risk. The 2008 gain included in “Other changes in fair value” results from a significant decline in the value of certain structured notes where the embedded derivative is principally linked to either equity indices or commodity prices, both of which declined sharply during the third quarter of 2008. Although the risk associated with the structured notes is actively managed, the gains reported in this table do not include the income statement impact of such risk management instruments.

(c)
Included in the amounts are gains and losses related to certain financial instruments previously carried at fair value by the Firm, such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of the Investment Bank’s trading activities.

(d)	Reported in mortgage fees and related income.
(e)	Reported in other income.

Determination of instrument-specific credit risk for items for which a fair value election was made
The following describes how the gains and losses included in earnings during the quarters ended September 30, 2008 and 2007, which were attributable to changes in instrument-specific credit risk, were determined.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
 The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2008, and December 31, 2007, for loans and long-term debt for which the SFAS 159 fair value option has been elected. The loans were classified in trading assets — debt and equity instruments or in loans.

	September 30, 2008				December 31, 2007
				Fair value over			Fair value over
	Remaining			(under) remaining	Remaining		(under) remaining
	aggregate			aggregate	aggregate		aggregate
	contractual			contractual	contractual		contractual
	principal amount			principal amount	principal amount		principal amount
(in millions)	outstanding		Fair value	outstanding	outstanding	Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—		$—	$—	$—	$—	$—
Loans	—		—	—	11	11	—
Nonaccrual loans
Loans reported as trading assets	4,673		1,724	(2,949)	3,044	1,176	(1,868)
Loans	40		15	(25)	15	5	(10)

Subtotal	4,713		1,739	(2,974)	3,070	1,192	(1,878)
All other performing loans
Loans reported as trading assets	50,007		41,415	(8,592)	56,164	56,638	474
Loans	11,114		9,171	(1,943)	9,011	8,580	(431)

Total loans	$65,834		$52,325	$(13,509)	$68,245	$66,410	$(1,835)

Long-term debt
Principal protected debt	$(33,293)	(b)	$(30,236)	$(3,057)	$(24,262)	$(24,033)	$(229)
Nonprincipal protected debt(a)	NA		(37,714)	NA	NA	(46,423)	NA

Total long-term debt	NA		$(67,950)	NA	NA	$(70,456)	NA

FIN 46R long-term beneficial interests
Principal protected debt	$(595)		$(595)	$—	$(58)	$(58)	$—
Nonprincipal protected debt(a)	NA		(2,722)	NA	NA	(2,946)	NA

Total FIN 46R long-term beneficial interests	NA		$(3,317)	NA	NA	$(3,004)	NA

(a)
Remaining contractual principal is not applicable to nonprincipal protected notes. Unlike principal protected notes for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal protected notes do not obligate the Firm to return a stated amount of principal at maturity but to return an amount based upon the performance of an underlying variable or derivative feature embedded in the note.

(b)	Where the Firm issues principal protected zero coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.
The contractual amount of unfunded lending-related commitments for which the fair value option was elected was negligible at September 30, 2008. At December 31, 2007, the contractual amount of unfunded lending-related commitments for which the fair value option was elected was $1.0 billion with a corresponding fair value of $25 million. Such commitments are reflected as liabilities and included in accounts payable, accrued expense and other liabilities.
NOTE 5 — PRINCIPAL TRANSACTIONS
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
The following table presents principal transactions revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Trading revenue	$(2,587)	$(135)	$(3,052)	$5,281
Private equity gains(a)	(176)	785	238	3,569

Total principal transactions revenue	$(2,763)	$650	$(2,814)	$8,850

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity and those held in other business segments.
Trading assets and liabilities
Trading assets include debt and equity instruments held for trading purposes that JPMorgan Chase owns (“long” positions), certain loans for which the Firm manages on a fair value basis and has elected the SFAS 159 fair value option, and physical commodities inventories that are accounted for at the lower of cost or fair value. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading positions are carried at fair value on the Consolidated Balance Sheets. For a discussion of the valuation of trading assets and trading liabilities, see Note 4 on pages 111—118 of JPMorgan Chase’s 2007 Annual Report.
The following table presents the fair value of trading assets and trading liabilities for the dates indicated.

	September 30,	December 31,
(in millions)	2008	2007

Trading assets
Debt and equity instruments:(a)
U.S. government and federal agency obligations:
U.S. treasuries	$33,816	$32,378
Mortgage-backed securities	5,642	791
Agency obligations	189	2,264
U.S. government-sponsored enterprise obligations:
Mortgage-backed securities	42,040	33,910
Direct obligations	11,739	9,928
Obligations of state and political subdivisions	17,444	13,090
Certificates of deposit, bankers’ acceptances and commercial paper	8,086	8,252
Debt securities issued by non-U.S. governments	47,959	67,921
Corporate debt securities	60,882	53,941
Equity securities	98,710	93,248
Loans	43,139	57,814
Mortgage-backed securities:
Prime	2,668	6,136
Alt-A	1,281	3,572
Subprime	1,034	1,459
Commercial	3,439	8,256
Non-U.S. residential	898	974
Asset-backed securities	11,388	9,675
Physical commodities	5,044	4,490
Other	6,211	6,174

Total debt and equity instruments	401,609	414,273

Derivative receivables:(b)
Interest rate	38,281	36,020
Credit	28,446	22,083
Commodity	14,268	9,419
Foreign exchange	19,264	5,616
Equity	18,389	3,998

Total derivative receivables	118,648	77,136

Total trading assets	520,257	491,409

Trading liabilities
Debt and equity instruments(c)	76,213	89,162

Derivative payables:(b)
Interest rate	19,225	25,542
Credit	19,417	11,613
Commodity	11,441	6,942
Foreign exchange	13,946	7,552
Equity	21,787	17,056

Total derivative payables	85,816	68,705

Total trading liabilities	$162,029	$157,867

(a)	Prior periods have been revised to reflect the current presentation.
(b)
Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. As permitted under FIN 39, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The netted amount of cash collateral received and paid was $55.3 billion and $43.5 billion, respectively, at September 30, 2008, and $34.9 billion and $24.6 billion, respectively, at December 31, 2007. The Firm received and paid excess collateral of $22.3 billion and $7.5 billion, respectively, at September 30, 2008, and $17.4 billion and $2.4 billion, respectively, at December 31, 2007. This additional collateral received and paid secures potential exposure that could arise in the derivatives portfolio should the mark-to-market of the transactions move in the Firm’s favor or the client’s favor, respectively, and is not nettable against the derivative receivables or payables in the table above.

(c)	Primarily represents securities sold, not yet purchased.
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Trading assets — debt and equity instruments	$391,060	$396,622	$398,119	$374,603
Trading assets — derivative receivables	111,214	64,821	104,816	61,801

Trading liabilities — debt and equity instruments(a)	$87,516	$96,439	$86,317	$96,806
Trading liabilities — derivative payables	83,805	65,467	81,568	61,742

(a)	Primarily represent securities sold, not yet purchased.
Private equity
Private equity investments are recorded in other assets on the Consolidated Balance Sheets. The following table presents the carrying value and cost of the private equity investment portfolio held by the Private Equity business within Corporate/Private Equity for the dates indicated.

	September 30, 2008		December 31, 2007
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$7,527	$7,884	$7,153	$6,231

Private equity includes investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held, are carried on the Consolidated Balance Sheets at fair value. Realized and unrealized gains and losses arising from changes in value are reported in principal transactions revenue in the Consolidated Statements of Income in the period that the gains or losses occur. For a discussion of the valuation of private equity investments, see Note 4 on pages 111—118 of JPMorgan Chase’s 2007 Annual Report.
NOTE 6 — OTHER NONINTEREST REVENUE
For a discussion of the components of, and the accounting policies for, the Firm’s other noninterest revenue, see Note 7 on page 123 of JPMorgan Chase’s 2007 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Underwriting:
Equity	$245	$267	$1,146	$1,169
Debt	515	475	1,602	2,178

Total underwriting	760	742	2,748	3,347
Advisory	556	594	1,396	1,626

Total investment banking fees	$1,316	$1,336	$4,144	$4,973

The following table presents components of asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Asset management:
Investment management fees	$1,458	$1,935	$4,332	$4,576
All other asset management fees	61	88	351	473

Total asset management fees	1,519	2,023	4,683	5,049
Total administration fees(a)	527	353	1,887	1,755
Commissions and other fees:
Brokerage commissions	892	715	2,400	1,974
All other commissions and fees	547	572	1,739	1,682

Total commissions and other fees	1,439	1,287	4,139	3,656

Total asset management, administration and commissions	$3,485	$3,663	$10,709	$10,460

(a)	Includes fees for custody, securities lending, funds services and broker-dealer clearance.
NOTE 7 — INTEREST INCOME AND INTEREST EXPENSE
Details of interest income and interest expense were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Interest income(a)
Loans	$8,450	$9,375	$26,165	$26,911
Securities	1,522	1,332	4,099	3,965
Trading assets	4,469	4,720	13,125	12,557
Federal funds sold and securities purchased under resale agreements	1,558	1,629	4,498	4,936
Securities borrowed	703	1,242	2,013	3,498
Deposits with banks	316	508	1,025	901
Other assets(b)	308	—	462	—

Total interest income	17,326	18,806	51,387	52,768

Interest expense(a)
Interest-bearing deposits	3,351	5,638	11,551	15,975
Other borrowings	2,563	4,301	8,410	12,463
Long-term debt	2,176	1,789	5,942	4,722
Beneficial interests issued by consolidated VIEs	83	165	315	425
Other liabilities(c)	159	—	222	—

Total interest expense	8,332	11,893	26,440	33,585

Net interest income	8,994	6,913	24,947	19,183
Provision for credit losses	3,811	1,785	11,690	4,322
Provision for credit losses — accounting conformity(d)	1,976	—	1,976	—

Net interest income after provision for credit losses	$3,207	$5,128	$11,281	$14,861

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

(b)	Predominantly margin loans.
(c)	Includes brokerage customer payables.
(d)	The third quarter of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.

NOTE 8 — PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 on pages 124—130 of JPMorgan Chase’s 2007 Annual Report.
The following table presents the components of net periodic benefit cost reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended September 30, (in millions)	2008	2007	2008	2007	2008	2007

Components of net periodic benefit cost
Benefits earned during the year	$64	$68	$11	$9	$1	$4
Interest cost on benefit obligations	122	117	33	35	18	16
Expected return on plan assets	(179)	(178)	(38)	(37)	(24)	(23)
Amortization:
Net loss	—	—	6	14	—	—
Prior service cost (credit)	1	1	—	—	(4)	(4)

Net periodic benefit cost	8	8	12	21	(9)	(7)
Other defined benefit pension plans(a)	4	—	3	(6)	NA	NA

Total defined benefit plans	12	8	15	15	(9)	(7)
Total defined contribution plans	66	63	70	47	NA	NA

Total pension and OPEB cost included in compensation expense	$78	$71	$85	$62	$(9)	$(7)

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Nine months ended September 30, (in millions)	2008	2007	2008	2007	2008	2007

Components of net periodic benefit cost
Benefits earned during the year	$192	$198	$25	$27	$4	$7
Interest cost on benefit obligations	366	351	109	106	55	56
Expected return on plan assets	(539)	(534)	(120)	(112)	(73)	(69)
Amortization:
Net loss	—	—	20	41	—	14
Prior service cost (credit)	3	3	—	—	(12)	(12)
Settlement loss	—	—	—	1	—	—

Net periodic benefit cost	22	18	34	63	(26)	(4)
Other defined benefit pension plans(a)	10	1	12	25	NA	NA

Total defined benefit plans	32	19	46	88	(26)	(4)
Total defined contribution plans	202	190	232	158	NA	NA

Total pension and OPEB cost included in compensation expense	$234	$209	$278	$246	$(26)	$(4)

(a)	Includes various defined benefit pension plans, which are individually immaterial.
The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and material non-U.S. defined benefit pension plans was $9.3 billion and $2.5 billion, respectively, as of September 30, 2008, and $11.4 billion and $2.9 billion, respectively, as of December 31, 2007. See Note 25 on pages 143—144 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs (credit)) reflected in accumulated other comprehensive income for the nine months ended September 30, 2008 and 2007.
There will be no 2008 contributions to the U.S. qualified defined benefit pension plan. The 2008 potential contributions for U.S. non-qualified defined benefit pension plans are $39 million. The 2008 potential contributions for non-U.S. defined benefit pension plans are $33 million and for OPEB plans are $3 million.

NOTE 9 — EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based compensation, see Note 10 on pages 131—133 of JPMorgan Chase’s 2007 Annual Report.
The Firm recognized noncash compensation expense related to its various employee stock-based incentive plans of $697 million and $490 million for the quarters ended September 30, 2008 and 2007, respectively, and $2.1 billion and $1.5 billion in the first nine months of 2008 and 2007, respectively, in its Consolidated Statements of Income. These amounts included an accrual for the estimated cost of stock awards to be granted to full career eligible employees of $159 million and $123 million for the quarters ended September 30, 2008 and 2007, respectively, and $433 million and $380 million for the first nine months ended September 30, 2008 and 2007, respectively.
In the first quarter of 2008, the Firm granted 64 million restricted stock units (“RSUs”) to JPMorgan Chase employees with a grant date fair value of $39.83 per RSU in connection with its annual incentive grant.
In connection with the Bear Stearns merger, 46 million Bear Stearns employee stock awards, principally RSUs, capital appreciation plan units and stock options, were exchanged for equivalent JPMorgan Chase awards using the merger exchange ratio of 0.21753. The fair value of these employee stock awards was included in the purchase price since substantially all of the awards were fully vested immediately after the merger date under provisions that provided for accelerated vesting upon a change of control of Bear Stearns. However, Bear Stearns vested employee stock options had no impact on the purchase price; since the employee stock options were significantly out of the money at the merger date, the fair value of these awards was equal to zero upon their conversion into JPMorgan Chase options.
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

NOTE 10 — NONINTEREST EXPENSE
Merger costs
Costs associated with the Bear Stearns merger in 2008, costs associated with the 2004 merger with Bank One Corporation, and costs associated with The Bank of New York, Inc. transaction (“The Bank of New York”) are reflected in the merger costs caption of the Consolidated Statements of Income. Costs related to the Washington Mutual transaction for the three and nine months ended September 30, 2008 were not material. For a further discussion of the Bear Stearns merger, see Note 2 on pages 95—98 of this Form 10-Q. A summary of merger-related costs is shown in the following table.

	Three months ended September 30,(a)		Nine months ended September 30,(a)
(in millions)	2008	2007	2008	2007

Expense category
Compensation	$24	$—	$150	$1
Occupancy	42	8	42	18
Technology and communications and other	30	51	59	149
The Bank of New York	—	2	—	19

Total(b)	$96	$61	$251	$187

(a)
The 2008 activity reflects the Bear Stearns merger, and 2007 activity reflects the 2004 merger with Bank One Corporation and the transaction with The Bank of New York. Costs related to the Washington Mutual transaction for the three and nine months ended September 30, 2008, were not material.

(b)	With the exception of occupancy-related write-offs, all of the costs in the table require the expenditure of cash.
The table below shows the change in the merger reserve balance related to the costs associated with the mergers.

	Three months ended					Nine months ended
	September 30,(a)					September 30,(a)
	Bear	Washington				Bear	Washington
	Stearns	Mutual	Total			Stearns	Mutual	Total
(in millions)	2008	2008	2008	2007		2008	2008	2008	2007

Merger reserve balance, beginning of period	$1,093	$—	$1,093	$133		$—	$—	$—	$155
Recorded as merger costs	96	—	96	59		251	—	251	168
Included in net assets acquired	—	363	363	—		1,112	363	1,475	—
Utilization of merger reserve	(592)	—	(592)	(65)		(766)	—	(766)	(196)

Merger reserve balance, end of period	$597	$363	$960	$127	(b)	$597	$363	$960	$127	(b)

(a)	The 2007 activity reflects the 2004 merger with Bank One Corporation.
(b)	Excludes $23 million related to the Bank of New York transaction.
NOTE 11 — SECURITIES
For a discussion of accounting policies relating to securities, see Note 12 on pages 134—136 of JPMorgan Chase’s 2007 Annual Report. The following table presents realized gains and losses from available-for-sale (“AFS”) securities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Realized gains	$459	$252	$1,271	$322
Realized losses	(35)	(15)	(167)	(306)

Net realized securities gains (losses)(a)	$424	$237	$1,104	$16

(a)	Proceeds from securities sold were within approximately 2% of amortized cost for the three and nine months ended September 30, 2008 and 2007.

The amortized cost and estimated fair value of AFS and held-to-maturity securities were as follows for the dates indicated.

	September 30, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$3,851	$1	$50	$3,802	$2,470	$14	$2	$2,482
Mortgage-backed securities	9,178	57	78	9,157	8	1	—	9
Agency obligations	71	9	—	80	73	9	—	82
Collateralized mortgage obligations	695	—	13	682	—	—	—	—
U.S. government-sponsored enterprise obligations:
Mortgage-backed securities	84,135	196	473	83,858	62,505	641	55	63,091
Direct obligations	1,703	5	3	1,705	6	2	—	8
Obligations of state and political subdivisions	2,362	—	21	2,341	92	1	2	91
Certificates of deposit	2,611	—	—	2,611	2,040	—	—	2,040
Debt securities issued by non-U.S. governments	8,265	25	16	8,274	6,804	18	28	6,794
Corporate debt securities	1,600	—	4	1,596	1,927	1	4	1,924
Equity securities	2,020	21	6	2,035	4,124	55	1	4,178
Mortgage-backed securities:
Prime	7,206	4	527	6,683	3,551	7	5	3,553
Subprime	283	—	29	254	384	41	28	397
Alt-A	796	—	45	751	—	—	—	—
Commercial	4,637	—	—	4,637	—	—	—	—
Non-U.S. residential	746	10	—	756	—	—	—	—
Asset-backed securities:
Credit card receivables	11,862	5	380	11,487	775	—	47	728
Home equity lines	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer loans	600	—	53	547	—	—	—	—
Commercial and industrial loans	10,135	—	668	9,467	—	—	—	—
Other	21	—	1	20	29	—	—	29

Total available-for-sale securities	$152,777	$333	$2,367	$150,743	$84,788	$790	$172	$85,406

Held-to-maturity securities(a)	$36	$1	$—	$37	$44	$1	$—	$45

(a)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored entities.
AFS securities in unrealized loss positions are analyzed in depth as part of the Firm’s ongoing assessment of other-than-temporary impairment. Potential other-than-temporary impairment of AFS securities is considered using a variety of factors, including the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer or underlying collateral of a security and the Firm’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Where applicable under EITF Issue 99-20, the Firm estimates the cash flows over the life of the security to determine if any adverse changes have occurred that require an other-than-temporary impairment charge. The Firm applies EITF Issue 99-20 to beneficial interests in securitizations that are rated below AA at acquisition or that can be contractually prepaid or otherwise settled in such a way that the Firm would not recover substantially all of its recorded investment. The Firm considers a decline in fair value to be other-than-temporary if it is probable that the Firm will not recover its recorded investment, including as applicable under EITF Issue 99-20, when an adverse change in cash flows has occurred.
The Firm’s analysis of impairment includes an examination of the issuer’s financial condition, the underlying credit quality of the issuer or underlying collateral and other performance indicators relevant to the specific investment. For asset-backed investments, such relevant performance indicators may include ratings, valuation of subordinated positions in current and/or stress scenarios, excess spread or overcollateralization levels, and whether certain protective triggers have been reached. For mortgage-backed investments, such relevant performance indicators may include ratings, prepayment speeds, delinquencies, default rates, loss severities, geographic concentration, and forecasted performance under various home price decline stress scenarios.

Approximately $2.3 billion of the unrealized losses as of September 30, 2008, have not existed for longer than 12 months, and primarily relate to U.S. government-sponsored enterprise mortgage-backed securities, prime mortgage-backed securities, collateralized loan obligations and credit card collateralized securities. The prime mortgage-backed securities and collateralized loan obligations are primarily rated AAA while the credit card collateralized securities include AAA, A and BBB ratings. These securities are subjected to the analyses described above, which indicate that the unrealized losses result from liquidity conditions in the current market environment and not from concerns regarding the credit of the issuers or underlying collateral. The Firm does not believe it is probable that it will not recover its investments given the current levels of collateral and credit enhancements that exist to protect the investments.
The Firm intends to hold the securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery in fair value, or to their contractual maturities. The Firm has sufficient capital and liquidity to be able to hold these securities until recovery or maturity. Based on the Firm’s evaluation of the factors and other objective evidence described above, the Firm believes that the securities are not other-than-temporarily impaired as of September 30, 2008.
NOTE 12 — SECURITIES FINANCING ACTIVITIES
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
On January 1, 2007, pursuant to the adoption of SFAS 159, the Firm elected fair value measurement for certain resale and repurchase agreements. In the second quarter of 2008, the Firm elected fair value measurement for certain newly transacted securities borrowed and securities lending agreements. For a further discussion of SFAS 159, see Note 4 on pages 109—111 of this Form 10-Q. The securities financing agreements for which the fair value option has been elected continue to be reported within securities purchased under resale agreements; securities loaned or sold under repurchase agreements; securities borrowed; and other borrowed funds on the Consolidated Balance Sheets. Generally, for agreements carried at fair value, current period interest accruals are recorded within interest income and interest expense with changes in fair value reported in principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133, all changes in fair value, including any interest elements, are reported in principal transactions revenue.
Securities financing transactions that meet the criteria within FIN 41 are reported on a net basis.
The following table details the components of collateralized agreements, and collateralized financings at each of the dates indicated.

(in millions)	September 30, 2008	December 31, 2007

Securities purchased under resale agreements(a)	$228,747	$169,305
Securities borrowed(b)	152,050	84,184

Securities sold under repurchase agreements(c)	$195,629	$126,098
Securities loaned	11,144	10,922

(a)	Includes resale agreements of $20.1 billion and $19.1 billion accounted for at fair value at September 30, 2008, and December 31, 2007, respectively.
(b)	Includes securities borrowed of $3.7 billion accounted for at fair value at September 30, 2008.
(c)	Includes repurchase agreements of $3.3 billion and $5.8 billion accounted for at fair value at September 30, 2008, and December 31, 2007, respectively.

JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets.
At September 30, 2008, the Firm received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $603.8 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $492.3 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
NOTE 13 — LOANS
The accounting for a loan may differ based upon whether it is originated or purchased and on whether it is used in an investing or trading strategy. For purchased loans held for investment, the accounting also differs depending on whether a loan is credit impaired at the date of acquisition. Loans with evidence of credit deterioration since origination and for which it is probable that all contractually required payments receivable will not be collected are considered to be credit impaired. The measurement framework for loans in the consolidated financial statements is one of the following:
•
At the principal amount outstanding, net of the allowance for loan losses, unearned income and any net deferred loan fees or costs, for loans held-for-investment (other than purchased credit impaired loans);

•
Purchased credit impaired loans held-for-investment are accounted for under SOP 03-3 and initially measured at fair value, which includes estimated future credit losses. Accordingly, an allowance for loan losses related to these loans is not recorded at the acquisition date. Subsequent to the acquisition date, increases in cash flows over those expected at acquisition may be recognized as interest income on a level-yield basis if the timing and amount of future cash flows is reasonably estimable. Decreases in expected cash flows after the acquisition date are recognized through the allowance for loan losses;

•	At the lower of cost or fair value, with valuation changes recorded in noninterest revenue, for loans that are classified as held-for-sale; or

•	At fair value, with changes in fair value recorded in noninterest revenue, for loans classified as trading assets or risk managed on a fair value basis.
For a detailed discussion of accounting policies relating to loans, see Note 14 on pages 137—138 of JPMorgan Chase’s 2007 Annual Report. See Note 4 on pages 109—111 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under SFAS 159. See Note 5 on pages 111—113 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.
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
Loans within the held-for-sale portfolio that management decides to retain are transferred to the held-for-investment portfolio at fair value. The allowance for loan losses for such loans is based upon the Firm’s allowance methodology. For a further discussion of the methodologies used in establishing the Firm’s allowance for loans losses, see Note 15 on page 138 of JPMorgan Chase’s 2007 Annual Report.
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans that it deemed to be credit impaired under SOP 03-3. Wholesale loans were generally determined to be credit impaired if Washington Mutual had previously accounted for them as impaired loans under SFAS 114. Consumer loans were preliminarily determined to be credit impaired based upon specific risk characteristics of the loan, including delinquency status, geographic location, loan-to-value ratios and product type.
SOP 03-3 allows purchasers to aggregate credit impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. With respect to the Washington Mutual transaction, all of the consumer loans are being aggregated into pools of loans with common risk characteristics, while wholesale loans are being accounted for individually.
At September 30, 2008, the preliminary estimate of the contractually required payments receivable for these loans were $108.8 billion, the cash flows expected to be collected were $148.1 billion, including $68.9 billion of interest, and the estimated fair value of the loans was $78.1 billion. Each of the preceding amounts was determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At September 30, 2008, $272 million of these loans were classified as nonperforming assets; interest income is expected to be recognized on the remaining $77.8 billion of loans. Due to the short time period between the closing of the transaction (which occurred simultaneously with the announcement on September 25, 2008) and the end of the third quarter, certain amounts related to the purchased credit impaired loans disclosed herein are preliminary estimates. The Firm expects to finalize its analysis of these purchased credit impaired loans during the fourth quarter of 2008; expanded disclosures will be provided at that time and adjustments to estimated amounts may occur.
The composition of the loan portfolio at each of the dates indicated was as follows.

	September 30,	December 31,
(in millions)	2008	2007

U.S. wholesale loans:
Commercial and industrial	$142,461	$97,347
Real estate	14,016	13,388
Financial institutions	30,921	14,760
Lease financing	2,170	2,353
Other	12,602	5,405

Total U.S. wholesale loans	202,170	133,253

Non-U.S. wholesale loans:
Commercial and industrial	57,497	59,153
Real estate	1,850	2,110
Financial institutions	25,003	17,225
Lease financing	883	1,198
Other	1,042	137

Total non-U.S. wholesale loans	86,275	79,823

Total wholesale loans:(a)
Commercial and industrial	199,958	156,500
Real estate(b)	15,866	15,498
Financial institutions	55,924	31,985
Lease financing	3,053	3,551
Other	13,644	5,542

Total wholesale loans	288,445	213,076

Total consumer loans:(c)
Home equity	116,804	94,832
Prime mortgage	70,375	40,558
Subprime mortgage	18,162	15,473
Option ARMs(d)	18,989	—
Auto loans and leases	43,306	42,350
Credit card(e)	92,723	84,352
Other	34,724	28,733

Total consumer loans — excluding purchased credit impaired	395,083	306,298

Consumer loans — purchased credit impaired	77,853	NA

Total consumer loans	472,936	306,298

Total loans(f)	$761,381	$519,374

Memo:
Loans held-for-sale	$9,188	$18,899
Loans at fair value	9,396	8,739

Total loans held-for-sale and loans at fair value	$18,584	$27,638

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.
(b)
Represents credits extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment businesses and which the primary repayment is from the sale, lease, management, operations or refinancing of the property.

(c)	Includes Retail Financial Services, Card Services and the Corporate/Private Equity segment.
(d)	The total amount by which the unpaid principal balance of option ARM loans exceeded their original principal amount was $2.1 billion at September 30, 2008.
(e)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(f)
Loans (other than purchased credit impaired loans and those for which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $917 million and $1.0 billion at September 30, 2008, and December 31, 2007, respectively. Purchased credit impaired loans are reported at fair value as of the acquisition date.

The following table reflects information about the Firm’s loan sales.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Net gains (losses) on sales of loans (including
lower of cost or fair value adjustments)(a)	$(650)	$(403)	$(1,602)	$(40)

(a)	Excludes sales related to loans accounted for at fair value.

Impaired loans
A loan is considered impaired when, based upon current information and events, it is probable that the Firm will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. Impaired loans include certain nonaccrual wholesale loans and loans for which a charge-off has been recorded based upon the fair value of the underlying collateral. Impaired loans also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Troubled debt restructurings typically result from the Firm’s loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Purchased credit impaired loans are not required to be reported as impaired loans as long as they continue to perform at least as well as expected at acquisition. Accordingly, none of the credit impaired loans acquired in the Washington Mutual transaction are reported in the following tables.
The tables below set forth information about JPMorgan Chase’s impaired loans, excluding credit card loans which are discussed below. The Firm primarily uses the discounted cash flow method for valuing impaired loans.

(in millions)	September 30, 2008	December 31, 2007

Impaired loans with an allowance:
Wholesale	$1,039	$429
Consumer(a)	1,521	322

Total impaired loans with an allowance	2,560	751

Impaired loans without an allowance:(b)
Wholesale	43	28
Consumer(a)	—	—

Total impaired loans without an allowance	43	28

Total impaired loans	$2,603	$779

Allowance for impaired loans under SFAS 114:
Wholesale	$253	$108
Consumer(a)	298	116

Total allowance for impaired loans under SFAS 114(c)	$551	$224

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Average balance of impaired loans during the period:
Wholesale	$864	$366	$744	$288
Consumer(a)	1,298	313	959	317

Total impaired loans	$2,162	$679	$1,703	$605

Interest income recognized on impaired loans during the period:
Wholesale	$—	$—	$—	$—
Consumer(a)	17	—	38	—

Total interest income recognized on impaired loans during the period	$17	$—	$38	$—

(a)	Excluded credit card loans.
(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(c)
The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s allowance for loan losses. The allowance for certain consumer impaired loans has been categorized in the allowance for loan losses as formula-based.

JPMorgan Chase may modify the terms of its credit card loan agreements with borrowers who have experienced financial difficulty. Such modifications may include: canceling the customer’s available line of credit on the credit card, reducing the interest rate on the card, and placing the customer on a fixed payment plan not exceeding 60 months. If the cardholder does not comply with the modified terms, then the credit card loan agreement will revert back to its original terms, with the amount of any loan outstanding reflected in the appropriate delinquency “bucket” and the loan amounts then charged-off in accordance with the Firm’s standard charge-off policy. Under these programs, $2.0 billion and $1.4 billion of on-balance sheet credit card loan outstandings have been modified at September 30, 2008, and December 31, 2007, respectively. In accordance with the Firm’s methodology for determining its consumer allowance for loan losses, the Firm had already provisioned for these credit card loans; the modifications to these credit card loans had no incremental impact on the Firm’s allowance for loan losses.

NOTE 14 — ALLOWANCE FOR CREDIT LOSSES
For a further discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 138—139 of JPMorgan Chase’s 2007 Annual Report. The table below summarizes the changes in the allowance for loan losses.

	Nine months ended September 30,
(in millions)	2008	2007

Allowance for loan losses at January 1	$9,234	$7,279
Cumulative effect of changes in accounting principles(a)	—	(56)

Allowance for loan losses at January 1, adjusted	9,234	7,223
Gross charge-offs	(7,215)	(3,731)
Gross recoveries	695	622

Net charge-offs	(6,520)	(3,109)
Provision for loan losses
Provision excluding accounting policy conformity	11,827	3,988
Provision for loan losses — accounting policy conformity(b)	1,976	—

Total provision	13,803	3,988
Addition resulting from Washington Mutual transaction	2,535	—
Other	—	11

Allowance for loan losses at September 30	$19,052	$8,113

Components:
Asset-specific(c)	$323	$123
Formula-based(c)	18,729	7,990

Total allowance for loan losses	$19,052	$8,113

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 4 on pages 109—111 of this Form 10-Q.
(b)	Related to the Washington Mutual transaction in the third quarter of 2008.
(c)	Prior periods have been revised to reflect the current presentation.
The table below summarizes the changes in the allowance for lending-related commitments.

	Nine months ended September 30,
(in millions)	2008	2007

Allowance for lending-related commitments at January 1	$850	$524
Provision for lending-related commitments	(137)	334

Allowance for lending-related commitments at September 30	$713	$858

Components:
Asset-specific	$34	$27
Formula-based	679	831

Total allowance for lending-related commitments	$713	$858

NOTE 15 — ACCRUED INTEREST AND ACCOUNTS RECEIVABLE, OTHER ASSETS, AND ACCOUNTS PAYABLE, ACCRUED EXPENSE AND OTHER LIABILITIES
The following table details the components of accrued interest and accounts receivable, other assets, and accounts payable, accrued expense and other liabilities at each of the dates indicated.

(in millions)	September 30, 2008	December 31, 2007

Accrued interest and accounts receivable:
Accrued interest	$9,438	$8,432
Brokerage receivables(a)	68,326	—
Accounts receivable	26,468	16,391

Total	$104,232	$24,823

Other assets:
Asset-backed commercial paper(b)	$61,321	$—
Other	119,500	74,314

Total	$180,821	$74,314

Accounts payable, accrued expense and other liabilities:
Accounts payable	$35,734	$20,448
Brokerage payables:
Payables to customers	85,569	—
Other brokerage payables(c)	61,312	14,612

Total brokerage payables	146,881	14,612
Accrued expense	11,896	19,337
Other liabilities	66,052	40,079

Total	$260,563	$94,476

(a)	Includes receivables from customers, primarily from activities related to IB’s prime services business; receivables from brokers, dealers and clearing organizations; and securities fails.
(b)
On September 19, 2008, the Federal Reserve established a special lending facility, the AML Facility, to provide liquidity to eligible money market mutual funds. The Firm is currently participating in the AML Facility. At September 30, 2008, the ABCP investments were elected under the fair value option and recorded in other assets; the corresponding nonrecourse liability to the FRBB in the same amount was also elected under the fair value option and was recorded in other borrowed funds. For a discussion on the AML Facility, see page 8 of this Form 10-Q.

(c)	Includes payables to brokers, dealers and clearing organizations, and securities fails.
NOTE 16 — LOAN SECURITIZATIONS
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
Consumer activities include securitization of credit card, residential mortgage, automobile and education loans that are originated or purchased by Retail Financial Services (“RFS”) and Card Services (“CS”). CS retains servicing for all its originated credit card loans. It also has an undivided interest in its credit card master trusts and other retained senior and subordinated interests. RFS retains servicing for all of its originated and purchased mortgage, automobile and education loans and may retain servicing for certain mortgage loans purchased by the IB. In a limited number of securitizations, RFS may retain a residual interest.

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
See pages 106—107 of this Form 10-Q for further details on the Firm’s retained interests in securitized loans.
Assets held by JPMorgan Chase-sponsored securitization-related QSPEs as of September 30, 2008, and December 31, 2007, were as follows.

(in billions)	September 30, 2008(c)	December 31, 2007

Consumer activities
Credit card	$128.6	$92.7
Auto	1.0	2.3
Residential mortgage:
Prime(a)	78.0	22.9
Subprime	29.4	3.1
Option ARMs	37.8	—
Education loans	1.1	1.1
Wholesale activities
Residential mortgage:
Prime(a)	164.0	55.4
Subprime	34.8	20.6
Commercial and other(b)	170.6	109.6

Total	$645.3	$307.7

(a)	Includes Alt-A loans.
(b)
Commercial and other consists of commercial loans (primarily real estate), non-mortgage consumer receivables purchased from third parties and co-sponsored securitizations, which include non-JPMorgan Chase originated assets.

(c)	Includes securitization-related QSPEs sponsored by heritage Bear Stearns and heritage Washington Mutual Bank.
Total assets in the above table includes securitized loans where the Firm has no continuing involvement, predominantly commercial mortgages, as well as securitized loans where the Firm’s only continuing involvement is servicing the loans. The table also includes securitized loans where the Firm owns less than a majority of the subordinated or residual interests in the securitizations. See pages 106—107 for further details on the Firm’s retained interests in securitized loans.
The following tables summarize new securitization transactions that were completed during the three and nine months ended September 30, 2008 and 2007; the resulting gains arising from such securitizations; certain cash flows received from such securitizations; and the key economic assumptions used in measuring the retained interests (if any) other than residential MSRs (for a discussion of residential MSRs, see Note 18 on pages 135—137 of this Form 10-Q) as of the dates of such sales.

	Three months ended September 30, 2008
	Consumer activities					Wholesale activities
(in millions, except rates and where			Residential mortgage		Education	Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)	Subprime(e)	loans	Prime(b)	Subprime	and other

Principal securitized	$6,085	$—	$—	$—	$—	$—	$—	$361
Pretax gains	17	—	—	—	—	—	—	—
Cash flow information:
Proceeds from securitizations	$6,085	$—	$—	$—	$—	$—	$—	$357
Servicing fees collected	63	—	—	—	—	—	—	—
Other cash flows received	260	—	—	—	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	36,641	—	—	—	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	18.2%							1.5%
	PPR							CPR

Weighted-average life (in years)	0.5							2.1
Loss assumption	4.8%							1.5%
Discount rate	12.0%							25.0%

	Three months ended September 30, 2007
	Consumer activities							Wholesale activities
(in millions, except rates and where			Residential mortgage			Education		Residential mortgage			Commercial
otherwise noted)	Credit card	Auto	Prime(b)		Subprime(e)	loans		Prime(b)		Subprime	and other

Principal securitized	$3,455	$—	$1,609		$1,225	$1,168		$2,850		$—	$3,868
Pretax gains	29	—	(1	)(c)	3	51		(5	)(c)	—	—
Cash flow information:
Proceeds from securitizations	$3,455	$—	$1,584		$1,231	$1,168		$2,775		$—	$3,987
Servicing fees collected	49	—	11		5	1		—		—	2
Other cash flows received	226	—	—		—	—		—		—	—
Proceeds from collections reinvested in revolving securitizations	37,588	—	—		—	—		—		—	—

Key assumptions (rates per annum):
Prepayment rate(a)	20.4%					1.0-8.0%		24.5%		30.5%
	PPR					CPR		CPR		CPR

Weighted-average life (in years)	0.4					9.1		1.3-5.2		2.6
Loss assumption	3.5%					—	%(d)	0.8%		2.0%
Discount rate	12.0%					9.0%		6.3-18.0%		26.7%

	Nine months ended September 30, 2008
	Consumer activities					Wholesale activities
(in millions, except rates and where			Residential mortgage		Education	Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)	Subprime(e)	loans	Prime(b)	Subprime	and other

Principal securitized	$21,390	$—	$—	$—	$—	$—	$—	$1,023
Pretax gains	153	—	—	—	—	—	—	—
Cash flow information:
Proceeds from securitizations	$21,389	$—	$—	$—	$—	$—	$—	$989
Servicing fees collected	122	—	—	—	—	—	—	—
Other cash flows received	525	—	—	—	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	113,563	—	—	—	—	—	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	17.9-20.0%							1.5%
	PPR							CPR

Weighted-average life (in years)	0.4-0.5							2.1
Loss assumption	4.2-4.8%							1.5%
Discount rate	12.0-13.0%							25.0%

	Nine months ended September 30, 2007
	Consumer activities							Wholesale activities
(in millions, except rates and where			Residential mortgage			Education		Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)		Subprime(e)	loans		Prime(b)	Subprime	and other

Principal securitized	$14,160	$—	$20,609		$6,150	$1,168		$8,141	$613	$11,735
Pretax gains	116	—	28	(c)	43	51		2 (c)	—	—
Cash flow information:
Proceeds from securitizations	$14,160	$—	$20,421		$6,236	$1,168		$8,013	$608	$11,958
Servicing fees collected	100	—	23		11	1		—	—	5
Other cash flows received	458	—	—		—	—		—	—	—
Proceeds from collections reinvested in revolving securitizations	109,909	—	—		—	—		—	—	—

Key assumptions (rates per annum):
Prepayment rate(a)	20.4%		14.8-24.2%			1.0-8.0%		13.7-37.2%	30.0-48.0%	0.0-8.0%
	PPR		CPR			CPR		CPR	CPR	CPR

Weighted-average life (in years)	0.4		3.2-4.0			9.1		1.3-5.4	2.3-2.8	1.3-10.2
Loss assumption	3.5-3.8%		—	%(d)		—	%(d)	0.6-1.6%	1.2-2.2%	0.0-1.0	%(d)
Discount rate	12.0%		5.8-13.8%			9.0%		6.3-20.0%	12.1-26.7%	10.0-14.0%

(a)	PPR: principal payment rate; CPR: constant prepayment rate.
(b)	Includes Alt-A loans.
(c)
The Firm adopted the fair value option election for the IB warehouse and the RFS prime mortgage warehouse. The carrying value of these loans accounted for at fair value approximates the proceeds received from securitization.

(d)	Expected credit losses for prime residential mortgage, education and certain wholesale securitizations are minimal and are incorporated into other assumptions.
(e)
Interests in subprime residential mortgage securitizations for consumer activities are held by IB, and the key assumptions used in measuring these retained interests are reported under subprime residential mortgages for wholesale activities.

In addition to the amounts reported for securitization activity in the preceding tables, the Firm sold residential mortgage loans totaling $31.9 billion and $21.5 billion during the three months ended September 30, 2008 and 2007, respectively, primarily for securitization by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”); these sales resulted in pretax gains (losses) of $4 million and $(20) million, respectively. During the first nine months of 2008 and 2007, JPMorgan Chase sold residential mortgage loans totaling $101.0 billion and $57.3 billion, respectively, primarily for securitization by the GNMA, Fannie Mae, and Freddie Mac; these sales resulted in pretax gains of $30 million and $67 million, respectively.
Retained servicing
JPMorgan Chase retains servicing responsibilities for all originated, and certain purchased, residential mortgage, credit card, education and automobile loan securitizations and for certain commercial activity securitizations it sponsors, and receives servicing fees based upon the securitized loan balance plus certain ancillary fees. The Firm also retains the right to service the residential mortgage loans it sells to GNMA, Fannie Mae and Freddie Mac in accordance with their servicing guidelines and standards. For a discussion of mortgage servicing rights, see Note 18 on pages 135—137 of this Form 10-Q.
Retained securitization interests
At September 30, 2008, and December 31, 2007, the Firm had, with respect to its credit card master trusts, $29.4 billion and $18.6 billion, respectively, related to undivided interests, and $3.4 billion and $2.7 billion, respectively, related to subordinated interests in accrued interest and fees on the securitized receivables, net of an allowance for uncollectible amounts. Credit card securitization trusts require the Firm to maintain a minimum undivided interest of 4% to 12% of the principal receivables in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 21% for the nine months ended September 30, 2008, and 19% for the year ended December 31, 2007.
The Firm also maintains escrow accounts up to predetermined limits for some credit card, automobile and education securitizations to cover the unlikely event of deficiencies in cash flows owed to investors. The amounts available in such escrow accounts are recorded in other assets and, as of September 30, 2008, amounted to $47 million, $9 million and $3 million for credit card, automobile and education securitizations, respectively; as of December 31, 2007, these amounts were $97 million, $21 million and $3 million for credit card, automobile and education securitizations, respectively.
The following table summarizes other retained securitization interests, and are carried at fair value on the Firm’s Consolidated Balance Sheets.

(in millions)	September 30, 2008	December 31, 2007

Consumer activities
Credit card(a)(b)	$6,887	$887
Auto(a)	54	85
Residential mortgage(a):
Prime(c)	286	128
Subprime	48	93
Option ARMs	68	—
Education loans	53	55
Wholesale activities(d)(e)
Residential mortgage:
Prime(c)	205	253
Subprime	33	294
Commercial and other	81	42

Total(f)	$7,715	$1,837

(a)
Pretax unrealized gains (losses) recorded in stockholders’ equity that relate to retained securitization interests on consumer activities totaled $(49) million and $(14) million for credit card; $3 million and $3 million for automobile and $4 million and $44 million for residential mortgages at September 30, 2008, and December 31, 2007, respectively.

(b)
The credit card retained interest amount noted above includes subordinated securities retained by the Firm totaling $2.6 billion and $284 million at September 30, 2008, and December 31, 2007, respectively, and senior securities retained by the Firm totaling $3.6 billion at September 30, 2008. Of the securities retained, $5.7 billion and $284 million are classified as AFS securities at September 30, 2008, and December 31, 2007, respectively, and $443 million are classified as trading assets at September 30, 2008. There were no senior securities retained by the Firm or securities retained classified as trading assets at December 31, 2007. A portion of the AFS securities were used by the Firm as collateral for a secured financing transaction. The securities are valued using quoted market prices for similar assets and therefore are not included in the key economic assumptions and sensitivities table that follows.

(c)	Includes Alt-A loans.
(d)
In addition to these wholesale retained interests, the Firm also retained subordinated securities totaling $15 million at September 30, 2008, and $22 million at December 31, 2007, predominantly from resecuritizations activities that are classified as trading assets. These securities are valued using quoted market prices and therefore are not included in the key assumptions and sensitivities table that follows.

(e)	Some consumer activities securitization interests are retained by IB and reported under wholesale activities.

(f)
In addition to the retained interests described above, the Firm also held investment-grade interests of $4.6 billion and $9.7 billion at September 30, 2008, and December 31, 2007, respectively that the Firm expects to sell to investors in the normal course of its underwriting activity or that are purchased in connection with secondary market-making activities.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s retained interests other than residential MSRs (for a discussion of residential MSRs, see Note 18 on pages 135—137 of this Form 10-Q) in its securitization trusts at September 30, 2008, and December 31, 2007, respectively; in addition, it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

	Consumer activities							Wholesale activities
September 30, 2008			Residential mortgage
(in millions, except rates and where					Option	Education		Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)	Subprime	ARMs	loans		Prime(b)	Subprime	and other

Weighted-average life (in years)	0.5-0.6	0.7	4.8-7.4	2.5	2.5	8.3		0.1-6.9	3.9-7.3	0.4-12.4

Prepayment rate(a)	14.1-16.7%	1.4%	7.6-13.7%	31.1%	27.0%	5.0%		6.1-20.1%	5.0-22.6%	0.2-75.0% (d)
	PPR	ABS	CPR	CPR	CPR	CPR		CPR	CPR	CPR
Impact of 10% adverse change	$(68)	$(1)	$(11)	$(2)	$(2)	$(6)		$(4)	$—	$(1)
Impact of 20% adverse change	(137)	(1)	(21)	(4)	(4)	(7)		(7)	(1)	(2)

Loss assumption	3.9-5.6%	0.5%	0.0-3.7% (c)	1.3%	5.0%	—	%(c)	2.3-5.6%	4.2-9.9%	0.0-1.1% (c)
Impact of 10% adverse change	$(181)	$—	$(4)	$(4)	$(1)	$—		$(14)	$(22)	$(3)
Impact of 20% adverse change	(363)	(1)	(6)	(8)	(1)	—		(24)	(32)	(5)
Discount rate	13.0%	5.3%	16.0-31.5%	15.0-30.0%	37.0%	9.0%		13.1-25.0%	20.3-23.5%	0.4-31.6%
Impact of 10% adverse change	$(3)	$—	$(20)	$(2)	$(2)	$(7)		$(7)	$(1)	$(5)
Impact of 20% adverse change	(5)	—	(34)	(4)	(4)	(9)		(15)	(2)	(9)

	Consumer activities								Wholesale activities
December 31, 2007			Residential mortgage
(in millions, except rates and where						Option	Education		Residential mortgage		Commercial
otherwise noted)	Credit card	Auto	Prime(b)		Subprime	ARMs	loans		Prime(b)	Subprime	and other

Weighted-average life (in years)	0.4-0.5	0.9	3.7		1.8	—	8.8		2.9-4.9	3.3	0.3-11.0

Prepayment rate(a)	15.6-18.9%	1.4%	21.1%		26.2%	—%	1.0-8.0%		19.0-25.3%	25.6%	0.0-50.0	%(d)
	PPR	ABS	CPR		CPR		CPR		CPR	CPR	CPR
Impact of 10% adverse change	$(59)	$(1)	$(8)		$(1)	$—	$(1)		$(6)	$(29)	$(1)
Impact of 20% adverse change	(118)	(1)	(13)		(1)	—	(2)		(12)	(53)	(2)

Loss assumption	3.3-4.6%	0.6%	—	%(c)	1.0%	—%	—	%(c)	0.6-3.0%	4.1%	0.0-0.9	%(c)
Impact of 10% adverse change	$(117)	$(2)	$—		$(2)	$—	$—		$(13)	$(66)	$(1)
Impact of 20% adverse change	(234)	(3)	—		(5)	—	—		(25)	(115)	(1)
Discount rate	12.0%	6.8%	12.2%		15.0-30.0%	—%	9.0%		11.0-23.9%	19.3%	1.0-18.0%
Impact of 10% adverse change	$(2)	$—	$(5)		$(2)	$—	$(3)		$(13)	$(14)	$—
Impact of 20% adverse change	(4)	(1)	(10)		(4)	—	(5)		(26)	(27)	(1)

(a)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: constant prepayment rate.
(b)	Includes Alt-A loans.
(c)	Expected credit losses are minimal and are incorporated into other assumptions.
(d)	Prepayment risk on certain wholesale retained interests for commercial and other are minimal and are incorporated into other assumptions.
The sensitivity analysis in the preceding table is hypothetical. Changes in fair value based upon a 10% or 20% variation in assumptions generally cannot be extrapolated easily because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in the table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might counteract or magnify the sensitivities. The above sensitivities do not reflect the Firm’s risk management practices that may be undertaken to mitigate such risks.

The table below presents information about delinquencies, net charge-offs (recoveries) and components of reported and securitized financial assets at September 30, 2008, and December 31, 2007.

				Nonaccrual and 90 days
	Total loans			or more past due(f)(g)					Net loan charge-offs (recoveries)
	Sept. 30,		Dec. 31,		Sept. 30,		Dec. 31,		Three months ended September 30,		Nine months ended September 30,
(in millions)	2008		2007		2008		2007		2008	2007	2008	2007

Home equity	$116,804		$94,832		$1,142		$786		$663	$150	$1,621	$316
Prime mortgage(a)	70,375		40,558		1,496		501		177	9	331	16
Subprime mortgage	18,162		15,473		2,384		1,017		273	40	614	86
Option ARMs	18,989		—		—		—		—	—	—	—
Auto loans and leases	43,306		42,350		119		116		124	99	361	221
Credit card	92,723		84,352		1,569		1,554		1,106	785	3,159	2,247
All other loans	34,724		28,733		382		341		89	56	249	176

Total consumer loans — excluding purchased credit impaired	395,083		306,298		7,092		4,315		2,432	1,139	6,335	3,062
Consumer loans — purchased credit impaired(b)	77,853		—		—		—		—	—	—	—

Total consumer loans	472,936		306,298		7,092	(h)	4,315	(h)	2,432	1,139	6,335	3,062
Total wholesale loans	288,445		213,076		1,495	(i)	589	(i)	52	82	185	47

Total loans reported	761,381		519,374		8,587		4,904		2,484	1,221	6,520	3,109

Securitized consumer loans:
Residential mortgage
Prime(a)	41,596		9,510		1,568		64		2	—	3	—
Subprime	19,726		2,823		5,598		146		10	10	36	35
Option ARMs	23,717		—		2,303		—		—	—	—	—
Automobile	956		2,276		2		6		7	3	12	10
Credit card	93,664		72,701		1,741		1,050		873	578	2,384	1,761
Other loans	1,091		1,141		66		—		—	—	1	—

Total consumer loans securitized	180,750		88,451		11,278		1,266		892	591	2,436	1,806

Securitized wholesale activities
Residential mortgage
Prime(a)	61,536		16,839		10,304		915		1,137	1	1,819	1
Subprime	26,480		19,638		7,749		3,027		719	116	1,585	227
Commercial and other	8,325		3,419		7		—		3	2	8	9

Total securitized wholesale activities	96,341		39,896		18,060		3,942		1,859	119	3,412	237

Total loans securitized(c)	277,091		128,347		29,338		5,208		2,751	710	5,848	2,043

Total loans reported and securitized(d)	$1,038,472	(e)	$647,721	(e)	$37,925		$10,112		$5,235	$1,931	$12,368	$5,152

(a)	Includes Alt-A loans.
(b)
Purchased credit impaired loans represent loans acquired in the Washington Mutual acquisition that were considered credit impaired under SOP 03-3, and include loans that were nonperforming prior to the acquisition. Under SOP 03-3, these loans are considered to be performing loans as of the acquisition date and are initially recorded at fair value and accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due. The amount disclosed is a preliminary estimate. Adjustment to this estimated amount could occur during the fourth quarter of 2008. For additional information, see Note 13 on pages 120—122 of this Form 10-Q.

(c)
Total assets held in securitization-related SPEs were $645.3 billion and $307.7 billion at September 30, 2008, and December 31, 2007, respectively. The $277.1 billion and $128.3 billion of loans securitized at September 30, 2008, and December 31, 2007, respectively, excludes: $327.7 billion and $159.3 billion of securitized loans, respectively, in which the Firm’s only continuing involvement is the servicing of the assets; $29.4 billion and $18.6 billion of seller’s interests in credit card master trusts, respectively; and $11.1 billion and $1.5 billion of escrow accounts and other assets, respectively.

(d)	Represents both loans on the Consolidated Balance Sheets and loans that have been securitized, but excludes loans for which the Firm’s only continuing involvement is servicing of the assets.
(e)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.
(f)
For 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all the other home lending products. Prior period nonperforming assets have been revised to conform to this change.

(g)
Excludes purchased held-for-sale loans and approximately $6.4 billion of consumer loans acquired as part of the Washington Mutual transaction that were nonperforming prior to the transaction closing. The loans acquired from Washington Mutual are considered to be credit impaired and, therefore, are accounted for under SOP 03-3. For additional information, see Note 13 on pages 120-122 of this Form 10-Q.

(h)
Excludes nonperforming assets related to (i) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $1.8 billion and $1.5 billion at September 30, 2008, and December 31, 2007, respectively, and (ii) education loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $405 million and $279 million at September 30, 2008, and December 31, 2007, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(i)	Includes nonperforming loans held-for-sale and loans at fair value of $32 million and $50 million at September 30, 2008, and December 31, 2007, respectively.
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
The total amount of assets owned by Firm-sponsored QSPEs that hold ASF Framework Loans (including those loans that are not serviced by the Firm) as of September 30, 2008, and December 31, 2007, were as follows including the impact of the Washington Mutual acquisition.

(in millions)	September 30, 2008	December 31, 2007

Third-party	$49,847	$19,636
Retained interest	183	412

Total	$50,030	$20,048

Of the amounts presented above, $15.4 billion and $9.7 billion, respectively, are related to ASF Framework Loans serviced by the Firm. The following table presents the portion of ASF Framework Loans, serviced by the Firm, that are owned by Firm-sponsored QSPEs that fell within Segments 1, 2 and 3 as of September 30, 2008, and December 31, 2007, respectively.

	September 30, 2008		December 31, 2007
(in millions, except ratios)	Amount	%	Amount	%

Segment 1	$4,431	29%	$1,940	20%
Segment 2	2,850	18	970	10
Segment 3	8,146	53	6,790	70

Total	$15,427	100%	$9,700	100%

The estimates of segment classification could change substantially as a result of unanticipated changes in housing values, economic conditions, borrower/investor behavior and other factors.
Included within the assets owned by the Firm-sponsored QSPEs was repossessed real estate owned, for which JPMorgan Chase is the servicer, in the amount of $4.3 billion and $637 million at September 30, 2008, and December 31, 2007, respectively. The growth in real estate owned in the third quarter of 2008 is attributable to the Washington Mutual transaction and increased foreclosures resulting from current housing market conditions.
For those ASF Framework Loans serviced by the Firm and owned by Firm-sponsored QSPEs, the Firm modified $155 million and $991 million, respectively, of Segment 2 subprime mortgages during the three and nine months ended September 30, 2008. For Segment 3 loans, an appropriate loss mitigation approach that is intended to maximize the recoveries to the securitization trust is chosen without employing the fast track modifications prescribed for Segment 2 subprime mortgages. The loss mitigation approach chosen by JPMorgan Chase is consistent with the applicable servicing agreements and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure. The table below presents selected information relating to Segment 3 loans for the three and nine months ended September 30, 2008.

	Three months ended	Nine months ended
(in millions)	September 30, 2008	September 30, 2008

Loan modifications	$719	$1,243
Other loss mitigation activities	222	599
Prepayments	109	185

The impact of loss mitigation efforts on the fair value of the Firm’s retained interests in ASF Framework loans was not material at September 30, 2008.

NOTE 17 — VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 108 and Note 17 on page 146 of JPMorgan Chase’s 2007 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities and the Firm’s principal involvement with variable interest entities (“VIEs”).
Multi-seller conduits
The following table summarizes the Firm’s involvement with nonconsolidated Firm-administered, multi-seller conduits. There were no consolidated Firm-administered, multi-seller conduits as of September 30, 2008, and December 31, 2007.

(in billions)	September 30, 2008	December 31, 2007

Total assets held by conduits	$43.1	$61.2
Total commercial paper issued by conduits	43.4	62.6
Liquidity and credit enhancements
Deal-specific liquidity facilities (Asset purchase agreements)	59.2	87.3
Program-wide liquidity facilities	17.0	13.2
Program-wide limited credit enhancements	2.2	2.5
Maximum exposure to loss(a)	60.8	88.9

(a)
The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $43.1 billion and $61.2 billion at September 30, 2008, and December 31, 2007, respectively, plus contractual but undrawn commitments of $17.7 billion and $27.7 billion at September 30, 2008, and December 31, 2007, respectively. Since the Firm provides credit enhancement and liquidity to Firm-administered, multi-seller conduits, the maximum exposure is not adjusted to exclude exposure that would be absorbed by third-party liquidity providers.

Assets funded by the multi-seller conduits
JPMorgan Chase’s administered multi-seller conduits fund a variety of asset types for the Firm’s clients. Asset types primarily include credit card receivables, auto loans and leases, trade receivables, education loans, commercial loans, residential mortgages, capital commitments (e.g., loans to private equity, mezzanine and real estate opportunity funds secured by capital commitments of highly rated institutional investors), and various other asset types. It is the Firm’s intention that the assets funded by its administered multi-seller conduits be sourced only from the Firm’s clients and not be originated by, or transferred from, JPMorgan Chase.
The following table presents information on the commitments and assets held by JPMorgan Chase’s administered multi-seller conduits as of September 30, 2008, and December 31, 2007.

	September 30, 2008				December 31, 2007
		Commercial	Liquidity			Commercial	Liquidity
	Unfunded	paper	provided	Liquidity	Unfunded	paper	provided	Liquidity
	commitments	funded	by third	provided by	commitments	funded	by third	provided
(in billions)	to Firm's clients	assets	parties	Firm	to Firm's clients	assets	parties	by Firm

Asset types:
Credit card	$3.4	$8.9	$0.2	$12.1	$3.3	$14.2	$—	$17.5
Automobile	4.1	7.2	—	11.3	4.5	10.2	—	14.7
Trade receivables	4.7	6.5	—	11.2	6.0	6.6	—	12.6
Education loans	0.7	4.8	—	5.5	0.8	9.2	—	10.0
Commercial	1.6	4.7	0.4	5.9	2.7	5.5	0.4	7.8
Residential mortgage	0.2	0.9	—	1.1	4.6	3.1	—	7.7
Capital commitments	1.3	4.5	0.6	5.2	2.0	5.1	0.6	6.5
Other	1.7	5.6	0.4	6.9	3.8	7.3	0.6	10.5

Total	$17.7	$43.1	$1.6	$59.2	$27.7	$61.2	$1.6	$87.3

	Ratings profile of VIE assets(a)
	Investment-grade				Noninvestment-grade		Wt. avg.
September 30, 2008				BBB to		Funded	expected life
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	assets	(years)(b)

Asset types:
Credit card	$3.8	$4.9	$0.1	$0.1	$—	$8.9	1.5
Automobile	2.5	3.3	1.3	—	0.1	7.2	2.4
Trade receivables	—	5.1	1.2	0.1	0.1	6.5	1.1
Education loans	3.5	1.2	—	0.1	—	4.8	1.0
Commercial	0.6	3.0	1.1	—	—	4.7	2.4
Residential mortgage	0.1	0.7	—	0.1	—	0.9	4.0
Capital commitments	—	4.5	—	—	—	4.5	2.6
Other	1.1	3.6	0.8	0.1	—	5.6	2.1

Total	$11.6	$26.3	$4.5	$0.5	$0.2	$43.1	1.9

	Ratings profile of VIE assets(a)
	Investment-grade				Noninvestment-grade		Wt. avg.
December 31, 2007				BBB to		Funded	expected life
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	assets	(years)(b)

Asset types:
Credit card	$4.2	$9.4	$0.6	$—	$—	$14.2	1.5
Automobile	1.8	6.9	1.4	—	0.1	10.2	2.3
Trade receivables	—	4.7	1.7	0.2	—	6.6	1.3
Education loans	1.0	8.1	0.1	—	—	9.2	0.5
Commercial	0.5	4.2	0.7	0.1	—	5.5	2.6
Residential mortgage	1.5	0.8	0.8	—	—	3.1	1.5
Capital commitments	—	5.1	—	—	—	5.1	3.4
Other	2.0	4.6	0.4	0.2	0.1	7.3	2.0

Total	$11.0	$43.8	$5.7	$0.5	$0.2	$61.2	1.8

(a)	The ratings scale is presented on an S&P equivalent basis.
(b)
Weighted average expected life for each asset type is based upon the remaining term of each conduit transaction’s committed liquidity plus either the expected weighted average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market.

The assets held by the multi-seller conduits are structured so that if they were rated, the Firm believes the majority of them would receive an “A” rating or better by external rating agencies. However, it is unusual for the assets held by the conduits to be explicitly rated by an external rating agency. Instead, the Firm’s Credit Risk group assigns each asset purchase liquidity facility an internal risk-rating based upon its assessment of the probability of default for the transaction. The ratings provided in the above table reflect the S&P-equivalent ratings of the internal rating grades assigned by the Firm.
The risk ratings are periodically reassessed as information becomes available. As of September 30, 2008, 92% of the assets in the conduits were risk rated “A” or better.
Commercial paper issued by the multi-seller conduits
The weighted average life of commercial paper issued by the multi-seller conduits was 18 days at September 30, 2008, compared with 21 days at December 31, 2007, and the average yield on the commercial paper was 3.0% at September 30, 2008, compared with 5.7% at December 31, 2007.
In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including paper issued by the Firm-administered conduits. The percentage of commercial paper purchased by the Firm across all Firm-administered conduits during the nine months ended September 30, 2008, ranged from less than 1% to 12.1% on any given day. The largest daily amount held by the Firm in any one multi-seller conduit during the nine months ended September 30, 2008, was approximately $2.5 billion, or 21.3%, of the conduit’s commercial paper outstanding. Total commercial paper held by the Firm at September 30, 2008, and December 31, 2007, was $2.8 billion and $131 million, respectively.
In addition, beginning September 19, 2008, with the Federal Reserve’s establishment of the AML Facility, JPMorgan Chase purchased high quality asset-backed commercial paper from eligible U.S. money market mutual funds and used the commercial paper purchased to secure nonrecourse advances received from the FRBB. Commercial paper purchased through the AML Facility may include paper issued by the Firm-administered conduits. However, the Firm does not bear any credit or market risk related to the commercial paper held under the AML Facility and is not assessed any regulatory capital. Commercial paper purchased and held through the AML Facility by the Firm at September 30, 2008, totaled $2.8 billion.

The Firm is not obligated under any agreement (contractual or noncontractual) to purchase the commercial paper issued by JPMorgan Chase-administered conduits.
Consolidated sensitivity analysis on capital
It is possible that the Firm could be required to consolidate a VIE if it were determined that the Firm became the primary beneficiary of the VIE under the provisions of FIN 46R. The factors involved in making the determination of whether or not a VIE should be consolidated are discussed in Note 1 on page 108 of JPMorgan Chase’s 2007 Annual Report.
The table below shows the impact on the Firm’s reported assets, liabilities, net income, Tier 1 capital ratio and Tier 1 leverage ratio if the Firm were required to consolidate all of the multi-seller conduits that it administers.

As of or for the period ended
September 30, 2008
(in billions, except ratios)	Reported	Pro forma(a)(b)

Assets	$2,251.5	$2,294.5
Liabilities	2,105.6	2,149.1
Net income for nine months	4.9	4.4
Tier 1 capital ratio	8.9%	8.8%
Tier 1 leverage ratio	7.2	7.0

(a)
The fair value of the assets is primarily based upon pricing for comparable transactions. The fair value of these assets could change significantly because the pricing of conduit transactions is renegotiated with the client, generally, on an annual basis and due to changes in current market conditions.

(b)	Consolidation is assumed to occur on the first day of the quarter, at the quarter-end levels, in order to provide a meaningful adjustment to average assets in the denominator of the leverage ratio.
The Firm could fund purchases of assets from VIEs should it become necessary.
Investor intermediation
Municipal bond vehicles
Exposure to nonconsolidated municipal bond VIEs at September 30, 2008, and December 31, 2007, including the ratings profile of the VIE’s assets, were as follows.

	September 30, 2008				December 31, 2007
	Fair value				Fair value
	of assets held	Liquidity	Excess/	Total	of assets held by	Liquidity	Excess/	Total
(in billions)	by VIEs	facilities(d)	(deficit)(e)	exposure	VIEs	facilities(d)	(deficit)(e)	exposure

Nonconsolidated
Municipal bond vehicles(a)(b)(c)	$13.2	$10.6	$2.6	$10.6	$19.2	$18.1	$1.1	$18.1

	Ratings profile of VIE assets(f)
	Investment-grade				Noninvestment-grade	Fair value of	Wt. avg.
				BBB to		assets held	expected life
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	by VIEs	(years)

Nonconsolidated municipal bond vehicles(a)
September 30, 2008	$6.2	$6.8	$0.2	$—	$—	$13.2	22.1
December 31, 2007	14.6	4.4	0.2	—	—	19.2	10.0

(a)	Excluded $5.9 billion and $6.9 billion at September 30, 2008, and December 31, 2007, respectively, which were consolidated due to the Firm owning the residual interests.
(b)
Certain of the municipal bond vehicles are structured to meet the definition of a QSPE (as discussed in Note 1 on page 108 of JPMorgan Chase’s 2007 Annual Report); accordingly, the assets and liabilities of QSPEs are not reflected in the Firm’s Consolidated Balance Sheets (except for retained interests that are reported at fair value). Excluded nonconsolidated amounts of $4.2 billion and $7.1 billion at September 30, 2008, and December 31, 2007, respectively, related to QSPE municipal bond vehicles in which the Firm owned the residual interests.

(c)
The decline in balances at September 30, 2008, compared with December 31, 2007, was due to third-party residual interest holders exercising their right to terminate the municipal bond vehicles. The proceeds from the sales of municipal bonds were sufficient to repay the putable floating-rate certificates and the Firm did not incur losses as a result of these terminations.

(d)
The Firm may serve as credit enhancement provider in municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds in the form of letters of credit in the amount of $23 million and $103 million at September 30, 2008, and December 31, 2007, respectively.

(e)	Represents the excess (deficit) of municipal bond asset fair value available to repay the liquidity facilities if drawn.
(f)	The ratings scale is presented on an S&P equivalent basis.

At September 30, 2008, and December 31, 2007, the Firm held $1.7 billion and $617 million, respectively, of putable floating-rate certificates on its Consolidated Balance Sheets. The largest amount held by the Firm at any time during the first nine months of 2008 was $2.2 billion, or 11.3%, of the municipal bond vehicles’ outstanding putable floating-rate certificates.
At both September 30, 2008, and December 31, 2007, 99% of the municipal bonds held by vehicles to which the Firm served as liquidity provider were rated “AA-” or better, based upon either the rating of the underlying municipal bond itself, or the rating including any credit enhancement. At September 30, 2008, and December 31, 2007, $4.6 billion and $12.0 billion, respectively, of the bonds were insured by monoline bond insurers. During the first nine months of 2008 and full-year 2007, the Firm did not experience a draw on the liquidity facilities. In addition, the municipal bond vehicles did not experience any bankruptcy or downgrade termination events during the first nine months of 2008 and full-year 2007.
The Firm sometimes invests in the residual interests of municipal bond vehicles. For VIEs in which the Firm owns the residual interests, the Firm consolidates the VIEs. The likelihood that the Firm would have to consolidate VIEs where the Firm does not own the residual interests and that are currently off-balance sheet is remote.
Credit-linked note vehicles
Exposure to nonconsolidated credit-linked note VIEs at September 30, 2008, and December 31, 2007, was as follows.

	September 30, 2008				December 31, 2007
				Par value of				Par value of
	Derivative	Trading	Total	collateral	Derivative	Trading	Total	collateral held by
(in billions)	receivables	assets(c)	exposure(d)	held by VIEs	receivables	assets(c)	exposure(d)	VIEs

Credit linked notes(a)
Static structure	$2.8	$1.1	$3.9	$15.9	$0.8	$0.4	$1.2	$13.5
Managed structure(b)	5.8	0.4	6.2	16.2	4.5	0.9	5.4	12.8

Total	$8.6	$1.5	$10.1	$32.1	$5.3	$1.3	$6.6	$26.3

(a)	Excluded fair value of collateral of $2.5 billion at both September 30, 2008, and December 31, 2007, which was consolidated.
(b)
Includes synthetic collateralized debt obligation vehicles, which have similar risk characteristics to managed credit-linked note vehicles. At September 30, 2008, and December 31, 2007, trading assets included $14 million and $291 million, respectively, of transactions with subprime collateral.

(c)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.
(d)	On-balance sheet exposure that includes derivative receivables and trading assets.
Collateralized Debt Obligations vehicles
Exposures to collateralized debt obligation (“CDO”) warehouse VIEs at September 30, 2008, and December 31, 2007, were as follows.

September 30, 2008		Unfunded	Total
(in billions)	Funded loans	commitments(a)	exposure(b)

CDO warehouse VIEs
Consolidated	$0.5	$—	$0.5
Nonconsolidated	0.7	0.2	0.9

Total	$1.2	$0.2	$1.4

December 31, 2007		Unfunded	Total
(in billions)	Funded loans	commitments(a)	exposure(b)

CDO warehouse VIEs
Consolidated	$2.4	$1.9	$4.3
Nonconsolidated	2.7	3.4	6.1

Total	$5.1	$5.3	$10.4

	Ratings profile of VIE assets(c)
	Investment-grade				Noninvestment-grade
				BBB to		Funded
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB-	BB+ and below	loans

Nonconsolidated CDO warehouse VIEs
September 30, 2008	$—	$—	$—	$—	$0.7	$0.7
December 31, 2007	—	—	—	—	2.7	2.7

(a)	Typically contingent upon certain asset-quality conditions being met by asset managers.
(b)	The aggregate of the fair value of loan exposure and any unfunded contractually committed financing.
(c)	The ratings scale is based upon JPMorgan Chase’s internal risk ratings and is presented on an S&P equivalent basis.

In addition to the CDO warehouse exposure noted above, at September 30, 2008, the Firm had no consolidated CDO vehicles, as it did not own a majority of the equity interest in such vehicles. The Firm also owned less than majority equity interests in several CDO vehicles for which the Firm was not the primary beneficiary and, therefore, did not consolidate the entities. The fair value of these interests was $2 million at September 30, 2008. These nonconsolidated CDO vehicles had total assets of approximately $1.5 billion at September 30, 2008, all of which were noninvestment-grade.
Other significant interests in VIEs
In conjunction with the Bear Stearns merger, in June 2008, the FRBNY took control, through an LLC formed for this purpose, of a portfolio of $30 billion in assets, based upon the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion, term loan from the FRBNY, and a $1.15 billion, subordinated loan from JPMorgan Chase. The JPMorgan Chase loan is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase loan and the expense of the LLC, will be for the account of the FRBNY.
Consolidated VIE assets
The following table summarizes the Firm’s total consolidated VIE assets, by classification, on the Consolidated Balance Sheets, as of September 30, 2008, and December 31, 2007.

(in billions)	September 30, 2008	December 31, 2007

Consolidated VIE assets
Trading assets(a)	$12.0	$14.4
Loans(b)	4.1	4.4
Other assets	2.1	0.8

Total consolidated assets	$18.2	$19.6

(a)	Included the fair value of securities and derivative receivables and mortgage securitizations that do not meet the criteria for sales accounting treatment under SFAS 140.
(b)	Included education securitizations that do not meet the criteria for sales accounting treatment under SFAS 140.
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled, “Beneficial interests issued by consolidated variable interest entities” on the Consolidated Balance Sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. See Note 21 on page 159 of JPMorgan Chase’s 2007 Annual Report for the maturity profile of FIN 46R long-term beneficial interests.
NOTE 18 — GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 18 on pages 154—157 of JPMorgan Chase’s 2007 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	September 30, 2008	December 31, 2007

Goodwill	$46,121	$45,270
Mortgage servicing rights	17,048	8,632
Purchased credit card relationships	1,827	2,303

All other intangibles:
Other credit card-related intangibles	$310	$346
Core deposit intangibles	1,710	2,067
Other intangibles	1,633	1,383

Total all other intangible assets	$3,653	$3,796

Goodwill
The $851 million increase in goodwill from December 31, 2007, largely resulted from the purchase of an additional equity interest in Highbridge, tax-related purchase accounting adjustments associated with the Bank One merger and the merger with Bear Stearns. For additional information, see Note 2 on pages 93—98 of this Form 10-Q.
Goodwill was not impaired at September 30, 2008, or December 31, 2007, nor was any goodwill written off due to impairment during either the nine months ended September 30, 2008 or 2007.

Goodwill attributed to the business segments was as follows.

(in millions)	September 30, 2008	December 31, 2007

Investment Bank	$4,043	$3,578
Retail Financial Services	16,828	16,848
Card Services	12,816	12,810
Commercial Banking	2,870	2,873
Treasury & Securities Services	1,637	1,660
Asset Management	7,550	7,124
Corporate/Private Equity	377	377

Total goodwill	$46,121	$45,270

Mortgage servicing rights
For a further description of the MSR asset, interest rate risk management, and valuation methodology of MSRs, see Notes 4 and 18 on pages 113 and 154—157 of JPMorgan Chase’s 2007 Annual Report, respectively. The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. JPMorgan Chase uses a combination of derivatives and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage-backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed-rate interest payments) increase in value when interest rates decline.
The following tables summarize MSR activity for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Fair value at the beginning of the period	$11,617	$9,499	$8,632	$7,546
Originations of MSRs	763	512	2,685	1,780
Purchases of MSRs	5,893 (d)	290	6,903 (e)	676

Total additions	6,656	802	9,588	2,456

Change in valuation due to inputs and assumptions(a)(b)	(797)	(810)	87	250
Other changes in fair value(b)(c)	(428)	(377)	(1,259)	(1,138)

Total change in fair value	(1,225)	(1,187)	(1,172)	(888)

Fair value at September 30	$17,048	$9,114	$17,048	$9,114

Change in unrealized gains (losses) included in income related to MSRs held at September 30	$(797)	$(810)	$87	$250

Contractual service fees, late fees and other ancillary fees included in income(b)	$762	$579	$2,074	$1,694

(a)
Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. This caption also represents total realized and unrealized gains (losses) included in net income per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (level 3).

(b)
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

(d)	Includes MSRs acquired as a result of the Washington Mutual transaction. For further discussion, see Note 2 on pages 93—98 of this Form 10-Q.
(e)	Includes MSRs acquired as a result of the Washington Mutual transaction and Bear Stearns merger. For further discussion, see Note 2 on pages 93—98 of this Form 10-Q.
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2008, and December 31, 2007, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

(in millions, except rates and where otherwise noted)	September 30, 2008	December 31, 2007

Weighted-average prepayment speed assumption (CPR)	12.06%	12.49%
Impact on fair value of 10% adverse change	$(881)	$(481)
Impact on fair value of 20% adverse change	(1,678)	(926)

Weighted-average discount rate	12.15%	10.53%
Impact on fair value of 10% adverse change	$(741)	$(345)
Impact on fair value of 20% adverse change	(1,419)	(664)

Third-party mortgage loans serviced (in billions)	$1,219.6	$614.7

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
Purchased credit card relationships and all other intangible assets
For the nine months ended September 30, 2008, purchased credit card relationships, other credit card-related intangibles and core deposit intangibles decreased $869 million, predominantly as a result of amortization expense. Other intangibles (net of amortization) increased $250 million, primarily as a result of the purchase of an additional equity interest in Highbridge as well as the acquisition of an institutional global custody portfolio.
Except for $517 million of indefinite-lived intangibles related to asset management advisory contracts which are not amortized, but instead are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	September 30, 2008				December 31, 2007
				Net				Net
	Gross	Accumulated		carrying	Gross	Accumulated		carrying
(in millions)	amount	amortization		value	amount	amortization		value

Purchased credit card relationships	$5,784	$3,957		$1,827	$5,794	$3,491		$2,303
All other intangibles:
Other credit card-related intangibles	$402	$92		$310	$422	$76		$346
Core deposit intangibles	4,279	2,569		1,710	4,281	2,214		2,067
Other intangibles	2,380	747	(a)	1,633	2,026	643	(a)	1,383

(a)
Includes amortization expense related to servicing assets on securitized automobile loans, which is recorded in lending & deposit-related fees, of $1 million and $2 million for the three months ended September 30, 2008 and 2007, respectively, and $4 million and $7 million for the nine months ended September 30, 2008 and 2007, respectively.

Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and all other intangible assets.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Purchased credit card relationships	$149	$177	$466	$541
All other intangibles:
Other credit card-related intangibles	5	2	16	7
Core deposit intangibles	117	138	355	418
Other intangibles	34	32	100	89

Total amortization expense	$305	$349	$937	$1,055

The following table presents estimated future amortization expense related to credit card relationships, core deposits and all other intangible assets at September 30, 2008.

	Purchased	Other credit	Core
	credit card	card-related	deposit	Other
For the year: (in millions)	relationships	intangibles	intangibles	intangibles	Total

2008(a)	$614	$22	$470	$134	$1,240
2009	435	28	390	123	976
2010	354	36	329	106	825
2011	290	40	285	96	711
2012	251	48	239	94	632

(a)
Includes $466 million, $16 million, $355 million and $100 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first nine months of 2008.

NOTE 19 — DEPOSITS
At September 30, 2008, and December 31, 2007, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2008	December 31, 2007

U.S.
Noninterest-bearing	$193,253	$129,406
Interest-bearing (included $2,064 and $1,909 at fair value at September 30, 2008, and December 31, 2007, respectively)	506,974	376,194
Non-U.S. offices:
Noninterest-bearing	9,747	6,342
Interest-bearing (included $3,974 and $4,480 at fair value at September 30, 2008, and December 31, 2007, respectively)	259,809	228,786

Total	$969,783	$740,728

At September 30, 2008, and December 31, 2007, time deposits in denominations of $100,000 or more were as follows.

(in millions)	September 30, 2008	December 31, 2007

U.S.	$156,412	$134,529
Non-U.S.	66,096	69,171

Total	$222,508	$203,700

The maturities of time deposits in each of the 12-month periods ending September 30, 2009, 2010, 2011, 2012 and 2013 was as follows.

September 30, 2008 (in millions)	U.S.	Non-U.S.	Total

2009	$214,769	$76,924	$291,693
2010	6,821	937	7,758
2011	4,787	1,041	5,828
2012	4,554	371	4,925
2013	1,616	443	2,059
After 5 years	704	849	1,553

Total	$233,251	$80,565	$313,816

NOTE 20 — OTHER BORROWED FUNDS
Other borrowed funds consist of demand notes, term federal funds purchased and various other borrowings. At September 30, 2008, JPMorgan Chase had no lines of credit for general corporate purposes.
The following table details the components of other borrowed funds.

(in millions)	September 30, 2008	December 31, 2007

Advances from Federal Home Loan Banks(a)	$80,567	$450
Nonrecourse advances — FRBB(b)	61,321	—
Other	25,939	28,385

Total	$167,827	$28,835

(a)
Maturities of advances from the FHLBs were $48.2 billion, $28.1 billion, $2.6 billion, and $0.7 billion in each of the 12-month periods ending September 30, 2009, 2010, 2011, and 2013, respectively, and $1.0 billion maturing after September 30, 2013. Maturities for the 12 months period ending September 30, 2012, were not material.

(b)
On September 19, 2008, the Federal Reserve established a special lending facility, the AML Facility, to provide liquidity to eligible MMMFs. The Firm is currently participating in the AML Facility. At September 30, 2008, the ABCP investments were elected under the fair value option and recorded in other assets; the corresponding nonrecourse liability to the FRBB in the same amount was also elected under the fair value option and was recorded in other borrowed funds.

NOTE 21 — LONG-TERM DEBT
JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly in U.S. dollars, with both fixed and variable interest rates. The following table is a summary of long-term debt carrying values (including unamortized original issue discount, SFAS 133 valuation adjustments and fair value adjustments, where applicable) by contractual maturity for the current year.

	September 30, 2008
By remaining maturity		Under		After			December 31,
(in millions, except ratios)		1 year	1—5 years	5 years	Total		2007

Parent company
Senior debt:(a)	Fixed rate	$3,967	$32,870	$23,949	$60,786		$29,386
	Variable rate	17,248	35,285	10,180	62,713		47,546
	Interest rates(b)	0.75-7.21%	0.70-7.66%	1.40-8.16%	0.70-8.16%		0.75-7.43%

Subordinated debt:	Fixed rate	$3,471	$8,575	$15,868	$27,914		$27,761
	Variable rate	—	34	1,765	1,799		1,888
	Interest rates(b)	5.75-9.88%	5.25-10.00%	1.92-9.88%	1.92-10.00%		1.92-10.00%

	Subtotal	$24,686	$76,764	$51,762	$153,212		$106,581

Subsidiaries
Senior debt:(a)	Fixed rate	$981	$4,403	$3,342	$8,726		$6,406
	Variable rate(c)	8,356	37,453	20,767	66,576		60,556
	Interest rates(b)	2.92-4.84%	1.51-5.75%	1.94-14.21%	1.51-14.21%		3.70-14.21%

Subordinated debt:	Fixed rate	$150	$—	$8,220	$8,370		$9,169
	Variable rate	—	—	1,150	1,150		1,150
	Interest rates(b)	6.13%	—%	3.15-8.25%	3.15-8.25%		4.38-8.25%

	Subtotal	$9,487	$41,856	$33,479	$84,822		$77,281

Total long-term debt(d)		$34,173	$118,620	$85,241	$238,034	(f)(g) (h)	$183,862 (h)

FIN 46 long-term beneficial interests:
	Fixed rate	$24	$537	$107	$668		$701
	Variable rate	28	1,409	4,006	5,443		6,508
	Interest rates	3.51-6.50%	3.05-8.75%	4.48-9.16%	3.05-9.16%		1.73-12.79%

Total FIN 46 long-term beneficial interests(e)		$52	$1,946	$4,113	$6,111		$7,209

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

(b)
The interest rates shown are the range of contractual rates in effect at quarter-end, including non-U.S. dollar-fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in SFAS 133 hedge accounting relationships, if applicable. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of the SFAS 133 hedge accounting derivatives, the range of modified rates in effect at September 30, 2008, for total long-term debt was 0.80% to 14.21%, versus the contractual range of 0.70% to 14.21% presented in the table above. The interest rate ranges shown exclude structured notes accounted for at fair value under SFAS 155 or SFAS 159.

(c)
Includes $7.8 billion principal amount of U.S. dollar-denominated floating rate mortgage bonds issued to an unaffiliated statutory trust, which in turn issued €6.0 billion in covered bonds secured by mortgage bonds.

(d)	Included $68.0 billion and $70.5 billion of outstanding structured notes accounted for at fair value at September 30, 2008, and December 31, 2007, respectively.
(e)
Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated VIEs. Also included $3.3 billion and $3.0 billion of outstanding structured notes accounted for at fair value at September 30, 2008, and December 31, 2007, respectively.

(f)
At September 30, 2008, long-term debt aggregating $8.2 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based upon the terms specified in the respective notes.

(g)
The aggregate principal amount of debt that matures in each of the 12-month periods ending September 30, 2009, 2010, 2011, 2012 and 2013 is $34.2 billion, $40.2 billion, $27.5 billion, $28.4 billion and $22.6 billion, respectively.

(h)
Included $6.0 billion and $4.6 billion of outstanding zero-coupon notes at September 30, 2008, and December 31, 2007, respectively. The aggregate principal amount of these notes at their respective maturities was $10.7 billion and $7.7 billion, respectively.

The weighted-average contractual interest rate for total long-term debt was 4.62% and 5.20% as of September 30, 2008, and December 31, 2007, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rate for total long-term debt, including the effects of related derivative instruments, was 4.17% and 5.13% as of September 30, 2008, and December 31, 2007, respectively.
JPMorgan Chase & Co. (Parent Company) has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s trading activities. These guarantees rank on a parity with all of the Firm’s other unsecured and unsubordinated indebtedness. Guaranteed liabilities totaled $6.5 billion and $4.7 billion at September 30, 2008, and December 31, 2007, respectively. For additional information, see Note 2 on pages 93—98 of this Form 10-Q.
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities
At September 30, 2008, the Firm had established 24 wholly-owned Delaware statutory business trusts (“issuer trusts”) that had issued guaranteed capital debt securities.
The junior subordinated deferrable interest debentures issued by the Firm to the issuer trusts, totaling $17.4 billion and $15.1 billion at September 30, 2008, and December 31, 2007, respectively, were reflected in the Firm’s Consolidated Balance Sheets in the liabilities section under the caption “Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities” (i.e., trust preferred capital debt securities). The Firm also records the common capital securities issued by the issuer trusts in other assets in its Consolidated Balance Sheets at September 30, 2008, and December 31, 2007.
The debentures issued to the issuer trusts by the Firm, less the common capital securities of the issuer trusts, qualify as Tier 1 capital. The following is a summary of the outstanding trust preferred capital debt securities, including unamortized original issue discount, issued by each trust and the junior subordinated deferrable interest debenture issued to each trust as of September 30, 2008.

	Amount of	Principal		Stated maturity
	capital debt	amount of		of capital
	securities	debenture		securities	Earliest	Interest rate of	Interest
	issued	issued	Issue	and	redemption	capital securities	payment/
September 30, 2008 (in millions)	by trust(a)	to trust(b)	date	debentures	date	and debentures	distribution dates
Bank One Capital III	$474	$638	2000	2030	Any time	8.75%	Semiannually
Bank One Capital VI	525	554	2001	2031	Any time	7.20%	Quarterly
Bear Stearns Capital Trust III	263	262	2001	2031	Any time	7.80%	Quarterly
Chase Capital II	496	511	1997	2027	Any time	LIBOR + 0.50%	Quarterly
Chase Capital III	297	306	1997	2027	Any time	LIBOR + 0.55%	Quarterly
Chase Capital VI	249	256	1998	2028	Any time	LIBOR + 0.625%	Quarterly
First Chicago NBD Capital I	248	256	1997	2027	Any time	LIBOR + 0.55%	Quarterly
J.P. Morgan Chase Capital X	1,000	1,013	2002	2032	Any time	7.00%	Quarterly
J.P. Morgan Chase Capital XI	1,075	994	2003	2033	Any time	5.88%	Quarterly
J.P. Morgan Chase Capital XII	400	388	2003	2033	2008	6.25%	Quarterly
JPMorgan Chase Capital XIII	472	487	2004	2034	2014	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XIV	600	582	2004	2034	2009	6.20%	Quarterly
JPMorgan Chase Capital XV	995	1,070	2005	2035	Any time	5.88%	Semiannually
JPMorgan Chase Capital XVI	500	490	2005	2035	2010	6.35%	Quarterly
JPMorgan Chase Capital XVII	496	495	2005	2035	Any time	5.85%	Semiannually
JPMorgan Chase Capital XVIII	748	749	2006	2036	Any time	6.95%	Semiannually
JPMorgan Chase Capital XIX	562	564	2006	2036	2011	6.63%	Quarterly
JPMorgan Chase Capital XX	995	996	2006	2036	Any time	6.55%	Semiannually
JPMorgan Chase Capital XXI	845	846	2007	2037	2012	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XXII	996	997	2007	2037	Any time	6.45%	Semiannually
JPMorgan Chase Capital XXIII	746	746	2007	2047	2012	LIBOR + 1.00%	Quarterly
JPMorgan Chase Capital XXIV	700	700	2007	2047	2012	6.88%	Quarterly
JPMorgan Chase Capital XXV	1,491	1,683	2007	2037	2037	6.80%	Semiannually
JPMorgan Chase Capital XXVI	1,815	1,815	2008	2048	2013	8.00%	Quarterly

Total	$16,988	$17,398

(a)	Represents the amount of capital securities issued to the public by each trust, including unamortized original issue discount.
(b)
Represents the principal amount of JPMorgan Chase debentures issued to each trust, including unamortized original issue discount. The principal amount of debentures issued to the trusts includes the impact of hedging and purchase accounting fair value adjustments that were recorded on the Firm’s Consolidated Financial Statements.

NOTE 22 — PREFERRED STOCK
JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. On April 23, 2008, the Firm issued 600,000 shares of Fixed to Floating Rate Noncumulative Preferred Stock, Series I (“Series I”). On July 15, 2008, each series of Bear Stearns’ preferred stock issued and outstanding was exchanged into a series of JPMorgan Chase preferred stock having substantially identical terms. Prior to the exchange the Bear Stearns’ preferred stock then outstanding was reported as a minority interest payable for the Firm; as a result of the exchange into JPMorgan Chase preferred stock, these preferred shares now rank pari passu with the other series of the Firm’s preferred stock. On August 21, 2008, the Firm issued 180,000 shares of 8.625% Noncumulative Preferred Stock, Series J (“Series J”). JPMorgan Chase’s preferred stock outstanding takes precedence over the Firm’s common stock for the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Firm.
Generally, dividends on shares of outstanding series of preferred stock are payable quarterly. Dividends on the shares of Series I preferred stock are payable semiannually at a fixed rate of 7.90% through April 2018, and then become payable quarterly at three-month LIBOR plus 3.47%.
The following is a summary of JPMorgan Chase’s preferred stock outstanding as of September 30, 2008.

	Share value		Outstanding at	Earliest
	and redemption		September 30, 2008	redemption	Rate in effect at
	price per share(b)	Shares	(in millions)	date	September 30, 2008

Cumulative Preferred Stock, Series E(a)	$200	818,113	$164	Any time	6.15%
Cumulative Preferred Stock, Series F(a)	200	428,825	86	Any time	5.72
Cumulative Preferred Stock, Series G(a)	200	511,169	102	Any time	5.49
Fixed to Floating Rate Noncumulative Preferred Stock, Series I(a)	10,000	600,000	6,000	4/30/2018	7.90
Noncumulative Preferred Stock, Series J(a)	10,000	180,000	1,800	9/1/2013	8.63

Total preferred stock		2,538,107	$8,152

(a)	Represented by depositary shares.
(b)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “Capital Purchase Program”), on October 28, 2008, the Firm issued to the U.S. Treasury, in exchange for aggregate consideration of $25.0 billion, (i) 2.5 million shares of the Firm’s Fixed Rate Cumulative Perpetual Preferred Stock, Series K, par value $1 and liquidation preference $10,000 per share (and $25.0 billion liquidation preference in the aggregate) (the “Series K Preferred Stock”), and (ii) a warrant (the “Warrant”).
Dividends are payable quarterly on the Series K Preferred Stock at a fixed rate of 5% for the first five years, and a fixed rate of 9% thereafter. The Series K Preferred Stock may be called or redeemed only under certain conditions. The Series K Preferred Stock is nonvoting, qualifies as Tier 1 capital and ranks on parity with the Firm’s other series of preferred stock.
Dividend restrictions
For as long as any shares of Series K Preferred Stock are outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking pari passu with the Series K Preferred Stock, or common stock (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series K Preferred Stock), unless all accrued and unpaid dividends for all past dividend periods on the Series K Preferred Stock are fully paid. The U.S. Treasury’s consent is required for any increase in common dividends per share from the amount of the Firm’s quarterly stock dividend of $0.38 per share, payable on October 31, 2008 until the third anniversary of the purchase agreement with the U.S. Treasury unless prior to such third anniversary the Series K Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series K Preferred Stock to third parties.
Stock repurchase restrictions
The Firm may not repurchase or redeem any junior preferred shares, preferred shares ranking pari passu with the Series K Preferred Stock or common stock without the prior consent of the U.S. Treasury (other than (i) repurchases of the Series K Preferred Stock and (ii) repurchases of junior preferred shares or common stock in connection with any benefit plan in the ordinary course of business consistent with past practice) until the third anniversary of the purchase agreement with the U.S. Treasury unless prior to such third anniversary the Series K Preferred Stock is redeemed in whole or the U.S. Treasury has transferred all of the Series K Preferred Stock to third parties.
NOTE 23 — COMMON STOCK
At September 30, 2008, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a $1 par value per share. On September 30, 2008, the Firm issued $11.5 billion of new shares of common stock at $40.50 per share, representing 284 million shares.
Pursuant to the Share Exchange Agreement dated March 24, 2008 between JPMorgan Chase and Bear Stearns, 21 million newly issued shares of JPMorgan Chase common stock were issued to Bear Stearns in a transaction that was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, in exchange for 95 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance). Upon the consummation of the Bear Stearns merger, on May 30, 2008, the 21 million shares of JPMorgan Chase common stock and 95 million shares of Bear Stearns common stock were cancelled. For a further discussion of this transaction, see Note 2 on pages 95—98 of this Form 10-Q.
Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during the nine months ended September 30, 2008 and 2007, were as follows:

(in millions)	2008	2007

Issued — balance at January 1	3,657.7	3,657.8
Newly issued	304.6	—
Cancelled shares	(20.7)	(0.1)

Total issued — balance at September 30	3,941.6	3,657.7
Treasury — balance at January 1	(290.3)	(196.1)
Purchase of treasury stock	—	(164.6)
Share repurchases related to employee stock-based awards(a)	—	(2.7)
Issued from treasury:
Net change from the Bear Stearns merger as a result of the reissuance of treasury stock
and the Share Exchange agreement	26.5	—
Employee benefits and compensation plans	48.3	63.7
Employee stock purchase plans	0.8	0.8

Total issued from treasury	75.6	64.5

Total treasury — balance at September 30	(214.7)	(298.9)

Outstanding balance at September 30	3,726.9	3,358.8

(a)	Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. The shares withheld amounted to 33 thousand and 2.7 million for 2008 and 2007, respectively.
Pursuant to the Capital Purchase Program, the Firm issued to the U.S. Treasury a Warrant to purchase up to 88,401,697 shares of the Firm’s common stock at an exercise price of $42.42 per share, subject to certain adjustments.
On April 17, 2007, the Firm’s Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $10.0 billion of the Firm’s common shares, which supersedes an $8.0 billion stock repurchase program approved in 2006. The $10.0 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual number of shares repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. During the nine months ended September 30, 2008, the Firm did not repurchase any shares of common stock. During the nine months ended September 30, 2007, the Firm repurchased 165 million shares of common stock under stock repurchase programs approved by the Board of Directors. For a discussion of restrictions on the Firm’s ability to pay dividends on, or repurchase, the Firm’s common stock, see Note 22 above.

NOTE 24 — EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 on page 161 of JPMorgan Chase’s 2007 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2008	2007	2008	2007

Basic earnings per share
Income (loss) before extraordinary gain	$(54)	$3,373	$4,322	$12,394
Extraordinary gain	581	—	581	—

Net income	$527	$3,373	$4,903	$12,394
Less: Preferred stock dividends	161	—	251	—

Net income applicable to common stock	$366	$3,373	$4,652	$12,394
Weighted-average basic shares outstanding	3,445	3,376	3,422	3,416

Income (loss) before extraordinary gain	$(0.06)	$1.00	$1.19	$3.63
Extraordinary gain	0.17	—	0.17	—

Net income per share	$0.11	$1.00	$1.36	$3.63

Diluted earnings per share
Net income applicable to common stock	$366	$3,373	$4,652	$12,394

Weighted-average basic shares outstanding	3,445	3,376	3,422	3,416
Add: Employee restricted stock, RSUs, stock options and SARs	— (b)	102	103	104

Weighted-average diluted shares outstanding(a)	3,445	3,478	3,525	3,520

Income (loss) before extraordinary gain	$(0.06)	$0.97	$1.15	$3.52
Extraordinary gain	0.17	—	0.17	—

Net income per share	$0.11	$0.97	$1.32	$3.52

(a)
Options issued under employee benefit plans to purchase 194 million and 147 million shares of common stock were outstanding for the three months ended September 30, 2008 and 2007, respectively, and 178 million and 119 million for the nine months ended September 30, 2008 and 2007, respectively, but were not included in the computation of diluted EPS because the options were antidilutive.

(b)	Common equivalent shares have been excluded from the computation of diluted loss per share for the three months ended September 30, 2008, as the effect would have been antidilutive.
NOTE 25 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the after-tax change in SFAS 115 unrealized gains and losses on AFS securities, SFAS 52 foreign currency translation adjustments (including the impact of related derivatives), SFAS 133 cash flow hedging activities and SFAS 158 net loss and prior service cost (credit) related to the Firm’s defined benefit pension and OPEB plans.

						Net loss and prior
						service costs
Nine months ended	Unrealized		Translation		Cash	(credit) of defined	Accumulated other
September 30, 2008	gains (losses)		adjustments,		flow	benefit pension and	comprehensive
(in millions)	on AFS securities(a)		net of hedges		hedges	OPEB plans	income (loss)

Balance at January 1, 2008	$380		$8		$(802)	$(503)	$(917)
Net change	(1,601	)(b)	5	(c)	202 (d)	84 (e)	(1,310)
Balance at September 30, 2008	$(1,221)		$13		$(600)	$(419)	$(2,227)

							Net loss and prior
Nine months ended	Unrealized		Translation		Cash		service costs	Accumulated other
September 30, 2007	gains (losses)		adjustments,		flow		(credit) of defined benefit	comprehensive
(in millions)	on AFS securities(a)		net of hedges		hedges		pension and OPEB plans	income (loss)

Balance at January 1, 2007	$29		$5		$(489)		$(1,102)	$(1,557)
Cumulative effect of changes in accounting principles (SFAS 159)	(1)		—		—		—	(1)

Balance at January 1, 2007, adjusted	28		5		(489)		(1,102)	(1,558)
Net change	(246	)(b)	25	(c)	(173	)(d)	122 (e)	(272)

Balance at September 30, 2007	$(218)		$30		$(662)		$(980)	$(1,830)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.

(b)
The net change for the nine months ended September 30, 2008, was due primarily to price declines in asset-backed securities positions as a result of general increases in market spreads, and to net increases in interest rates and market spreads on agency mortgage-backed pass-through securities. The net change for the nine months ended September 30, 2007, was due primarily to higher interest rates.

(c)
September 30, 2008 and 2007, included $(470) million and $402 million, respectively, of after-tax gains (losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, partially offset by $475 million and $(377) million, respectively, of after-tax gains (losses) on hedges.

(d)
The net change for the nine months ended September 30, 2008, included $218 million of after-tax losses recognized in income and $16 million of after-tax losses representing the net change in derivative fair value that was reported in comprehensive income. The net change for the nine months ended September 30, 2007, included $147 million of after-tax losses recognized in income and $320 million of after-tax losses representing the net change in derivative fair value that was reported in comprehensive income.

(e)
The net change for the nine months ended September 30, 2008 and 2007, was primarily due to adjustments, net of tax, based upon the respective 2007 and 2006 final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension plans and the respective 2008 and 2007 actuarial valuation for the U.S. OPEB plan, as well as the amortization of net loss and prior service credit, net of tax, into net periodic benefit cost.

NOTE 26 — INCOME TAXES
For a discussion of income taxes, see Note 26 on pages 164-165 of JPMorgan Chase’s 2007 Annual Report.
JPMorgan Chase’s unrecognized tax benefits, the amount that would reduce the effective tax rate, if recognized, and related accrued interest expense and penalties were as follows at September 30, 2008, and December 31, 2007.

(in billions)	September 30, 2008	December 31, 2007

Unrecognized tax benefits(a)	$6.3	$4.8
Accrued income tax-related interest and penalties	2.3	1.6

(a)	Included unrecognized tax benefits that would reduce the effective tax rate if recognized of $2.7 billion at September 30, 2008, and $1.3 billion at December 31, 2007.
The increase in unrecognized tax benefits and the amount that would reduce the effective tax rate, if recognized, resulted predominantly from the merger with Bear Stearns in the second quarter of 2008. The increase in accrued income tax-related interest and penalties reflects the Bear Stearns merger and the continuing outstanding status of JPMorgan Chase’s unrecognized tax benefits. As JPMorgan Chase is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could significantly change over the next 12 months, which could also significantly impact JPMorgan Chase’s quarterly and annual effective tax rates.
The Firm’s income (loss) before income tax expense and extraordinary gain, income tax expense (benefit) and effective tax rate were as follows for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except rate)	2008	2007	2008	2007

Income (loss) before income tax expense and extraordinary gain	$(2,187)	$5,000	$4,115	$18,683
Income tax expense (benefit)	(2,133)	1,627	(207)	6,289
Effective income tax rate	97.5%	32.5%	(5.0)%	33.7%

The change in the effective tax rate for the third quarter and first nine months of 2008, compared with the same periods for 2007, was the result of lower reported pretax income combined with an increased proportion of income that was not subject to U.S. federal income taxes, increased tax credits, and the realization of a benefit from the release of deferred tax liabilities associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely, which is discussed below.
JPMorgan Chase does not provide for U.S. federal income taxes on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings are reinvested abroad for an indefinite period of time. During the third quarter of 2008, as part of JPMorgan Chase’s periodic review of the business requirements and capital needs of its non-U.S. subsidiaries, combined with the formation of specific strategies and steps taken to fulfill these requirements and needs, the Firm determined that the undistributed earnings of certain of its subsidiaries, for which U.S. federal income taxes had been provided, will remain indefinitely reinvested to fund the current and future growth of the related businesses. As management does not intend to use the earnings of these subsidiaries as a source of funding for its U.S. operations, such earnings will not be distributed to the U.S. in the foreseeable future. This determination resulted in the release of deferred tax liabilities and the recognition of an income tax benefit of $927 million associated with these undistributed earnings. For the nine months ended September 30, 2008, pretax earnings of approximately $2.1 billion were generated that will remain indefinitely invested in these subsidiaries. At September 30, 2008, the cumulative amount of undistributed pretax earnings in these subsidiaries approximated $12.5 billion. If the Firm were to record a deferred tax liability associated with these undistributed earnings, the amount would be $2.6 billion at September 30, 2008.

NOTE 27 — COMMITMENTS AND CONTINGENCIES
For a discussion of the Firm’s potential liability related to The Bank of New York Mellon Corporation’s (“BNYM”) difficulties in locating certain documentation, including IRS Forms W-8 and W-9, related to certain accounts transferred to BNYM in connection with the Firm’s sale of its corporate trust business, see Note 29 on page 167 of JPMorgan Chase’s 2007 Annual Report.
Litigation reserve
While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at September 30, 2008, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves periodically, and the reserves may be increased or decreased in the future to reflect further relevant developments. The Firm believes it has meritorious defenses to claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of stockholders.
NOTE 28 — ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The majority of JPMorgan Chase’s derivatives are entered into for trading purposes. Derivatives are also utilized by the Firm as an end-user to hedge market exposures, to modify the interest rate characteristics of related balance sheet instruments or to meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and trading liabilities. The Firm did not expand or change its hedging strategies as a result of the Bear Stearns merger and Washington Mutual transaction. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 30 on pages 168—169 of JPMorgan Chase’s 2007 Annual Report. The following table presents derivative instrument hedging-related activities for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Fair value hedge ineffective net gains/(losses)(a)	$188	$5	$205	$49
Cash flow hedge ineffective net gains/(losses)(a)	17	7	13	12
Cash flow hedging gains/(losses) on forecasted transactions that failed to occur	—	2	—	2

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
Over the next 12 months, it is expected that $301 million (after-tax) of net losses recorded in other comprehensive income (loss) at September 30, 2008, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
NOTE 29 — OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
For a discussion of off-balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 31 on pages 170—173 of JPMorgan Chase’s 2007 Annual Report. To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on pages 123—124 of this Form 10-Q for a further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts of off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at September 30, 2008, and December 31, 2007.
Off-balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual amount		lending-related commitments
	September 30,	December 31,	September 30,	December 31,
(in millions)	2008	2007	2008	2007

Lending-related
Consumer(a)	$910,908	$815,936	$9	$15
Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)(e)	248,078	250,954	406	571
Asset purchase agreements(f)	59,473	90,105	8	9
Standby letters of credit and guarantees(c)(g)(h)	94,005	100,222	288	254
Other letters of credit(c)	6,267	5,371	2	1

Total wholesale	407,823	446,652	704	835

Total lending-related	$1,318,731	$1,262,588	$713	$850

Other guarantees
Securities lending guarantees(i)	$270,182	$385,758	NA	NA
Derivatives qualifying as guarantees(j)	102,810	85,262	NA	NA

(a)
Included credit card and home equity lending-related commitments of $784.9 billion and $97.1 billion, respectively, at September 30, 2008, and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. For credit card commitments and if certain conditions are met for home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(b)
Included unused advised lines of credit totaling $34.2 billion at September 30, 2008, and $38.4 billion at December 31, 2007, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable.

(c)	Represents contractual amount net of risk participations totaling $29.2 billion and $28.3 billion at September 30, 2008, and December 31, 2007, respectively.
(d)
Excluded unfunded commitments to third-party private equity funds of $931 million and $881 million at September 30, 2008, and December 31, 2007, respectively. Also excluded unfunded commitments for other equity investments of $865 million and $903 million at September 30, 2008, and December 31, 2007, respectively.

(e)
Included in other unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions of $5.9 billion and $8.2 billion at September 30, 2008, and December 31, 2007, respectively.

(f)
Largely represents asset purchase agreements to the Firm’s administered multi-seller, asset-backed commercial paper conduits. It also includes $221 million and $1.1 billion of asset purchase agreements to other third-party entities at September 30, 2008, and December 31, 2007, respectively.

(g)	JPMorgan Chase held collateral relating to $19.0 billion and $15.8 billion of these arrangements at September 30, 2008, and December 31, 2007, respectively.
(h)	Included unused commitments to issue standby letters of credit of $40.9 billion and $50.7 billion at September 30, 2008, and December 31, 2007, respectively.
(i)
Collateral held by the Firm in support of securities lending indemnification agreements was $275.0 billion at September 30, 2008, and $390.5 billion at December 31, 2007, respectively. Securities lending collateral is comprised primarily of cash, Organisation for Economic Co-operation and Development (“OECD”) government securities and U.S. agency securities.

(j)	Represents notional amounts of derivatives qualifying as guarantees.

Included in other unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based upon the borrower’s financial condition or other factors. Additionally, the Firm often syndicates portions of the commitment to other investors, depending on market conditions. These commitments often contain flexible pricing features to adjust for changing market conditions prior to closing. Alternatively, the borrower may turn to the capital markets for required funding instead of drawing on the commitment provided by the Firm, and the commitment may expire unused. As such, these commitments are not necessarily indicative of the Firm’s actual risk and the total commitment amount may not reflect actual future cash flow requirements. The amount of commitments related to leveraged acquisitions at September 30, 2008, and December 31, 2007, were $5.9 billion and $8.2 billion, respectively.
For a further discussion of the off-balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 31 on pages 170—173 of JPMorgan Chase’s 2007 Annual Report. The amount of the liability related to FIN 45 guarantees recorded at September 30, 2008, and December 31, 2007, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below was $368 million and $335 million, respectively.
In addition to the contracts described above, there are certain derivative contracts to which the Firm is a counterparty that meet the characteristics of a guarantee under FIN 45. For a discussion of the derivatives the Firm considers to be guarantees, and the related accounting policies, see Note 31 on pages 170—173 of JPMorgan Chase’s 2007 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $102.8 billion and $85.3 billion at September 30, 2008, and December 31, 2007, respectively. The fair values related to these contracts were a derivative receivables of $169 million and $213 million, and derivative payables of $5.8 billion and $2.5 billion at September 30, 2008, and December 31, 2007, respectively.
Auction rate securities
As part of a settlement in conjunction with investigations in certain states of auction rate securities (“ARS”) activities, the Firm agreed with certain state securities regulators to offer to purchase an estimated $3.0 billion in ARS from certain customers. The difference between the aggregate purchase price and the market value of the ARS to be purchased represents the Firm’s exposure to loss under the agreements. The face amount of ARS to be purchased assuming a purchase price of par and market value of zero represents the maximum potential amount of future payments under the agreements. The Firm believes its exposure to pay this maximum potential amount, estimated to be $3.0 billion, to be remote. Based on current market conditions, and on assumptions about the rate at which customers will tender securities, the Firm’s preliminary estimate of the difference between the aggregate purchase price and market value of the ARS it will purchase under the program is approximately $375 million on a pretax basis, which cost has been recognized in the third quarter of 2008. The actual difference between the aggregate purchase price and the market value may vary significantly from this preliminary estimate and will depend on future market conditions and the amount of ARS that are ultimately purchased.
Residual value guarantee
In connection with the Bear Stearns merger, the Firm succeeded to an operating lease arrangement for the building located at 383 Madison Avenue in New York City (the “Synthetic Lease”). Under the terms of the Synthetic Lease, the Firm is obligated to make periodic payments based upon the lessor’s underlying interest costs. The Synthetic Lease expires on November 1, 2010. Under the terms of the Synthetic Lease, the Firm has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor or to arrange for the sale of the building with the proceeds of the sale to be used to satisfy the lessor’s debt obligation. If the sale does not generate sufficient proceeds to satisfy the lessor’s debt obligation, the Firm is required to fund the shortfall up to a maximum residual value guarantee. As of September 30, 2008, there was no expected shortfall and the maximum residual value guarantee was approximately $670 million. Under a separate ground lease, the land on which the building is built was leased to an affiliate of Bear Stearns which, as part of the Synthetic Lease, assigned this position to the Synthetic Lease lessor. The owner of the land has sued the Firm alleging that certain provisions of the merger agreement with Bear Stearns violated a “right of first offer” provision of the ground lease. The Firm has moved to dismiss the lawsuit on various grounds, including that the right of first offer provision is inapplicable to the Bear Stearns merger.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products related to the Washington Mutual transaction on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing occur primarily when foreclosure sales proceeds of the property underlying a defaulted loan are less than the outstanding principal balance and accrued interest of the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are primarily nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the securities issued by the trust. As of September 30, 2008, and December 31, 2007, the unpaid principal balance of loans sold with recourse totaled $15.7 billion and $557 million, respectively. Losses related to recourse obligations are not expected to be significant.
As part of the Firm’s loan securitization activities, as described in Note 16 on pages 139—145 of JPMorgan Chase’s 2007 Annual Report, the Firm provides representations and warranties that certain securitized loans meet specific requirements. The Firm may be required to repurchase the loans and/or indemnify the purchaser of the loans against losses due to any breaches of such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make under such repurchase and/or indemnification provisions would be equal to the current amount of assets held by such securitization-related SPEs as of September 30, 2008, plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense. Historically, losses incurred on such repurchases and/or indemnifications have been inconsequential because the collateral backing the loans was sufficient to recover the unpaid principal balance of the loans. Losses related to these representations and warranties could increase in future periods due to continued declines in housing prices.
NOTE 30 — CREDIT RISK CONCENTRATIONS
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
The Firm does not believe exposure to any one loan product with varying terms (e.g., interest-only payments for an introductory period, option ARMs) or exposure to loans with high loan-to-value ratios would result in a significant concentration of credit risk. Terms of loan products and collateral coverage are included in the Firm’s assessment when extending credit and establishing its allowance for loan losses.
For further information regarding on—balance sheet credit concentrations by major product and geography, see Note 13 on page 121 of this Form 10-Q, and Note 14 on page 137 of JPMorgan Chase’s 2007 Annual Report. For information regarding concentrations of off—balance sheet lending-related financial instruments by major product, see Note 29 on page 146 of this Form 10-Q, and Note 31 on pages 170—173 of JPMorgan Chase’s 2007 Annual Report. More information about concentrations can be found in the following tables or discussion in the Management’s Discussion and Analysis.

	This Form 10-Q	2007 Annual Report
Wholesale credit exposure	Page 67	Page 77
Wholesale selected industry concentrations	Page 68	Page 78
Wholesale criticized exposure	Page 68	Page 79
Credit derivatives	Page 70	Page 81
Credit portfolio activities	Page 71	Page 82
Emerging markets country exposure	Page 72	Page 83
Consumer credit portfolio	Page 73	Page 84

The table below presents both on-balance sheet and off-balance sheet wholesale- and consumer-related credit exposure as of September 30, 2008, and December 31, 2007.

	September 30, 2008			December 31, 2007
	Credit	On-balance	Off-balance	Credit	On-balance	Off-balance
(in billions)	exposure(c)	sheet(c)(d)	sheet(e)	exposure(c)	sheet(c)(d)	sheet(e)

Wholesale-related:(a)
Real estate	$84.3	$68.8	$15.5	$38.8	$21.7	$17.1
Banks and finance companies	74.7	48.3	26.4	65.5	29.5	36.0
Asset managers	49.9	28.3	21.6	38.7	16.4	22.3
Consumer products	38.0	11.5	26.5	31.5	11.6	19.9
Securities firms & exchanges	37.1	31.6	5.5	23.6	16.5	7.1
Healthcare	36.4	9.0	27.4	31.9	7.7	24.2
Retail & consumer services	34.1	12.8	21.3	27.8	11.0	16.8
State & municipal governments	32.3	10.6	21.7	31.4	8.9	22.5
Utilities	31.5	12.7	18.8	30.0	9.0	21.0
Oil & gas	26.1	11.1	15.0	26.5	12.3	14.2
All other wholesale	370.5	162.4	208.1	391.2	145.6	245.6

Total wholesale-related	814.9	407.1	407.8	736.9	290.2	446.7

Consumer-related:
Home equity	213.9	116.8	97.1	169.0	94.8	74.2
Prime mortgage	77.0	70.4	6.6	47.9	40.5	7.4
Subprime mortgage	18.3	18.2	0.1	15.5	15.5	—
Option ARMs	19.0	19.0	—	—	—	—
Auto loans and leases	51.4	43.3	8.1	50.5	42.4	8.1
Credit card — reported(b)	877.6	92.7	784.9	799.2	84.4	714.8
All other loans	48.7	34.6	14.1	40.1	28.7	11.4

Total consumer — excluding purchased credit impaired	1,305.9	395.0	910.9	1,122.2	306.3	815.9

Consumer loans — purchased credit impaired	77.9	77.9	—	—	—	—

Total consumer—related	1,383.8	472.9	910.9	1,122.2	306.3	815.9

Total exposure	$2,198.7	$880.0	$1,318.7	$1,859.1	$596.5	$1,262.6

(a)	Excludes $25.4 billion of receivables from customers at September 30, 2008.
(b)	Excludes $93.7 billion and $72.7 billion of securitized credit card receivables at September 30, 2008, and December 31, 2007, respectively.
(c)	Includes loans held-for-sale and loans at fair value.
(d)	Represents loans and derivative receivables.
(e)	Represents lending-related financial instruments.
NOTE 31 — BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments — Investment Bank, Retail Financial Services, Card Services, Commercial Banking (“CB”), Treasury & Securities Services (“TSS”) and Asset Management (“AM”), as well as a Corporate/Private Equity segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 20—21 of this Form 10-Q, and pages 38—39 and Note 34 on pages 175—177 of JPMorgan Chase’s 2007 Annual Report.
As part of the Bear Stearns merger integration, the businesses of Bear Stearns were reviewed and aligned with the business segments of JPMorgan Chase. The Merger predominantly affected the IB and AM lines of business. The impact of the Merger on the respective JPMorgan Chase business segments is discussed in the segment results of the applicable line of business.
The effects of Washington Mutual’s banking operations are not included in the following business segment results as such operations did not have a material effect on the results of the quarter ended September 30, 2008, except the charge to conform Washington Mutual’s loan loss reserves and the extraordinary gain related to the transaction which are reflected for JPMorgan Chase in the Corporate/Private Equity segment.
Line of business equity increased during the second quarter of 2008 in IB and AM due to the Bear Stearns merger. Line of business equity increased from the third quarter of 2007 primarily due to the Bear Stearns merger, business growth across the businesses and, for AM, the purchase of the additional equity interest in Highbridge.
Segment results
The following tables provide a summary of the Firm’s segment results for the three and nine months ended September 30, 2008 and 2007, on a managed basis. The impact of credit card securitization adjustments have been included in reconciling items so that the total Firm results are on a reported basis. Finally, total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense (benefit). The following tables summarize the business segment results and reconciliation to reported U.S. GAAP results.
Segment results and reconciliation(a)

Three months ended September 30, 2008	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(e)	Banking

Noninterest revenue	$1,357	$1,731	$646	$388
Net interest income	2,678	3,144	3,241	737

Total net revenue	4,035	4,875	3,887	1,125
Provision for credit losses	234	1,678	2,229	126
Credit reimbursement (to)/from TSS(b)	31	—	—	—
Noninterest expense(c)	3,816	2,772	1,194	486

Income before income tax expense	16	425	464	513
Income tax expense (benefit)	(866)	178	172	201

Income before extraordinary gain	882	247	292	312
Extraordinary gain(d)	—	—	—	—

Net income	$882	$247	$292	$312

Average equity	$26,000	$17,000	$14,100	$7,000
Average assets	890,040	230,428	169,413	101,681
Return on average equity	13%	6%	8%	18%
Overhead ratio	95	57	31	43

Three months ended September 30, 2008	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(e)(g)	Total

Noninterest revenue	$1,230	$1,581	$(1,710)	$520	$5,743
Net interest income	723	380	(38)	(1,871)	8,994

Total net revenue	1,953	1,961	(1,748)	(1,351)	14,737
Provision for credit losses	18	20	2,355 (f)	(873)	5,787
Credit reimbursement (to)/from TSS(b)	(31)	—	—	—	—
Noninterest expense(c)	1,339	1,362	168	—	11,137

Income (loss) before income tax expense	565	579	(4,271)	(478)	(2,187)
Income tax expense (benefit)	159	228	(1,727)	(478)	(2,133)

Income (loss) before extraordinary gain	406	351	(2,544)	—	(54)
Extraordinary gain(d)	—	—	581	—	581

Net income (loss)	$406	$351	$(1,963)	$—	$527

Average equity	$3,500	$5,500	$53,540	$—	$126,640
Average assets	49,386	71,189	319,934	(75,712)	1,756,359
Return on average equity	46%	25%	NM	NM	(1)% (h)
Overhead ratio	69	69	NM	NM	76

Three months ended September 30, 2007	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(e)	Banking

Noninterest revenue	$1,649	$1,520	$759	$290
Net interest income	1,297	2,681	3,108	719

Total net revenue	2,946	4,201	3,867	1,009
Provision for credit losses	227	680	1,363	112
Credit reimbursement (to)/from TSS(b)	31	—	—	—
Noninterest expense(c)	2,378	2,469	1,262	473

Income before income tax expense	372	1,052	1,242	424
Income tax expense	76	413	456	166

Net income	$296	$639	$786	$258

Average equity	$21,000	$16,000	$14,100	$6,700
Average assets	710,665	214,852	154,956	86,652
Return on average equity	6%	16%	22%	15%
Overhead ratio	81	59	33	47

Three months ended September 30, 2007	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(e)(g)	Total

Noninterest revenue	$1,145	$1,912	$1,280	$644	$9,199
Net interest income	603	293	(279)	(1,509)	6,913

Total net revenue	1,748	2,205	1,001	(865)	16,112
Provision for credit losses	9	3	(31)	(578)	1,785
Credit reimbursement (to)/from TSS(b)	(31)	—	—	—	—
Noninterest expense(c)	1,134	1,366	245	—	9,327

Income (loss) before income tax expense	574	836	787	(287)	5,000
Income tax expense (benefit)	214	315	274	(287)	1,627

Net income	$360	$521	$513	$—	$3,373

Average equity	$3,000	$4,000	$54,176	$—	$118,976
Average assets	55,688	53,879	266,742	(66,100)	1,477,334
Return on average equity	48%	52%	NM	NM	11%
Overhead ratio	65	62	NM	NM	58

Nine months ended September 30, 2008	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(e)	Banking

Noninterest revenue	$5,706	$5,382	$2,129	$1,105
Net interest income	6,810	9,210	9,437	2,193

Total net revenue	12,516	14,592	11,566	3,298
Provision for credit losses	1,250	5,502	6,093	274
Credit reimbursement (to)/from TSS(b)	91	—	—	—
Noninterest expense(c)	11,103	8,012	3,651	1,447

Income before income tax expense	254	1,078	1,822	1,577
Income tax expense (benefit)	(935)	452	671	618

Income before extraordinary gain	1,189	626	1,151	959
Extraordinary gain(d)	—	—	—	—

Net income	$1,189	$626	$1,151	$959

Average equity	$23,781	$17,000	$14,100	$7,000
Average assets	820,497	230,239	163,560	102,374
Return on average equity	7%	5%	11%	18%
Overhead ratio	89	55	32	44

Nine months ended September 30, 2008	Treasury &		Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Asset Management	Private Equity	Items(e)(g)	Total

Noninterest revenue	$3,876	$4,874	$157	$1,850	$25,079
Net interest income (expense)	2,009	1,052	(276)	(5,488)	24,947

Total net revenue	5,885	5,926	(119)	(3,638)	50,026
Provision for credit losses	37	53	2,841 (f)	(2,384)	13,666
Credit reimbursement (to)/from TSS(b)	(91)	—	—	—	—
Noninterest expense(c)	3,884	4,085	63	—	32,245

Income (loss) before income tax expense	1,873	1,788	(3,023)	(1,254)	4,115
Income tax expense (benefit)	639	686	(1,084)	(1,254)	(207)

Income (loss) before extraordinary gain	1,234	1,102	(1,939)	—	4,322
Extraordinary gain(d)	—	—	581	—	581

Net income (loss)	$1,234	$1,102	$(1,358)	$—	$4,903

Average equity	$3,500	$5,190	$55,307	$—	$125,878
Average assets	54,243	65,518	302,820	(73,966)	1,665,285
Return on average equity	47%	28%	NM	NM	4	%(h)
Overhead ratio	66	69	NM	NM	64

Nine months ended September 30, 2007	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(e)	Banking

Noninterest revenue	$12,379	$4,693	$2,212	$937
Net interest income	2,619	7,971	9,052	2,082

Total net revenue	14,998	12,664	11,264	3,019
Provision for credit losses	454	1,559	3,923	174
Credit reimbursement (to)/from TSS(b)	91	—	—	—
Noninterest expense(c)	10,063	7,360	3,691	1,454

Income before income tax expense	4,572	3,745	3,650	1,391
Income tax expense	1,557	1,462	1,340	545

Net income	$3,015	$2,283	$2,310	$846

Average equity	$21,000	$16,000	$14,100	$6,435
Average assets	688,730	216,218	155,206	84,643
Return on average equity	19%	19%	22%	18%
Overhead ratio	67	58	33	48

Nine months ended September 30, 2007	Treasury &		Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Asset Management	Private Equity	Items(e)(g)	Total

Noninterest revenue	$3,400	$5,415	$3,900	$1,869	$34,805
Net interest income	1,615	831	(569)	(4,418)	19,183

Total net revenue	5,015	6,246	3,331	(2,549)	53,988
Provision for credit losses	15	(17)	(25)	(1,761)	4,322
Credit reimbursement (to)/from TSS(b)	(91)	—	—	—	—
Noninterest expense(c)	3,358	3,956	1,101	—	30,983

Income (loss) before income tax expense	1,551	2,307	2,255	(788)	18,683
Income tax expense (benefit)	576	868	729	(788)	6,289

Net income	$975	$1,439	$1,526	$—	$12,394

Average equity	$3,000	$3,834	$53,398	$—	$117,767
Average assets	50,829	50,498	249,363	(65,715)	1,429,772
Return on average equity	43%	50%	NM	NM	14%
Overhead ratio	67	63	NM	NM	57

(a)
In addition to analyzing the Firm’s results on a reported basis, management reviews the results of the Firm’s lines of business on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.

(b)	TSS is charged a credit reimbursement related to certain exposures managed within the IB credit portfolio on behalf of clients shared with TSS.
(c)
Includes merger costs which are reported in the Corporate/Private Equity segment. Merger costs attributed to the business segments for the three and nine months ended September 30, 2008 and 2007 were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Investment Bank	$17	$—	$149	$—
Retail Financial Services	—	2	—	13
Card Services	—	—	—	1
Commercial Banking	—	—	—	—
Treasury & Securities Services	—	32	—	95
Asset Management	—	6	1	13
Corporate/Private Equity	79	21	101	65

Total merger costs	$96	$61	$251	$187

(d)
Effective September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual from the FDIC for $1.9 billion. The fair value of the net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with SFAS 141, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain.

(e)
Managed results for CS exclude the impact of credit card securitizations on total net revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating credit performance of CS’s entire managed credit card portfolio as operations are funded, and decisions are made about allocating resources such as employees and capital, based upon managed information. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Noninterest revenue	$(843)	$(836)	$(2,623)	$(2,370)
Net interest income	1,716	1,414	5,007	4,131
Provision for credit losses	873	578	2,384	1,761
Average assets	75,712	66,100	73,966	65,715

(f)	Included a $2.0 billion charge to conform Washington Mutual’s loan loss reserve to JPMorgan Chase’s allowance methodology in the third quarter of 2008.
(g)
Segment managed results reflect revenue on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three and nine months ended September 30, 2008 and 2007 were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Noninterest revenue	$323	$192	$773	$501
Net interest income	155	95	481	287
Income tax expense	478	287	1,254	788

(h)	Ratio is based upon income (loss) before extraordinary gain.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

Assets
Deposits with banks	$41,303	$316	3.04%	$39,906	$508	5.06%
Federal funds sold and securities purchased under resale agreements	164,980	1,558	3.76	133,780	1,629	4.83
Securities borrowed	134,651	703	2.07	87,955	1,242	5.60
Trading assets — debt instruments	298,760	4,552	6.06	310,445	4,769	6.09
Securities	119,443	1,530	5.09 (d)	95,694	1,371	5.69 (d)
Loans	536,890	8,514	6.31	476,912	9,382	7.80
Other assets(a)	37,237	308	3.29	—	—	—

Total interest-earning assets	1,333,264	17,481	5.22	1,144,692	18,901	6.55
Allowance for loan losses	(13,351)			(7,691)
Cash and due from banks	29,553			33,489
Trading assets — equity instruments	92,300			86,177
Trading assets — derivative receivables	111,214			64,821
Goodwill	45,947			45,276
Other intangible assets
Mortgage servicing rights	11,811			9,290
Purchased credit card relationships	1,903			2,505
All other intangibles	3,609			4,027
Other assets	140,109			94,748

Total assets	$1,756,359			$1,477,334

Liabilities
Interest-bearing deposits	$589,348	$3,351	2.26%	$540,937	$5,638	4.13%
Federal funds purchased and securities loaned or sold under repurchase agreements	200,032	1,322	2.63	206,174	2,693	5.18
Commercial paper	47,579	246	2.05	26,511	312	4.68
Other borrowings(b)	91,756	995	4.32	104,995	1,296	4.90
Other liabilities(c)	70,065	159	0.90	—	—	—
Beneficial interests issued by consolidated VIEs	11,431	83	2.87	14,454	165	4.52
Long-term debt	261,385	2,176	3.31	177,851	1,789	3.99

Total interest-bearing liabilities	1,271,596	8,332	2.61	1,070,922	11,893	4.41
Noninterest-bearing deposits	127,099			121,512
Trading liabilities — derivative payables	83,805			65,467
All other liabilities, including the allowance for lending-related commitments	140,119			100,457

Total liabilities	1,622,619			1,358,358

Stockholders’ equity
Preferred stock	7,100			—
Common stockholders’ equity	126,640			118,976

Total stockholders’ equity	133,740			118,976

Total liabilities and stockholders’ equity	$1,756,359			$1,477,334

Interest rate spread			2.61%			2.14%
Net interest income and net yield on
interest-earning assets		$9,149	2.73%		$7,008	2.43%

(a)	Predominantly margin loans.
(b)	Includes securities sold but not yet purchased.
(c)	Includes brokerage customer payables.
(d)	For the quarters ended September 30, 2008 and 2007, the annualized rate for available-for-sale securities based upon amortized cost was 5.04% and 5.64%, respectively.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

Assets
Deposits with banks	$37,378	$1,025	3.66%	$24,848	$901	4.85%
Federal funds sold and securities purchased under resale agreements	158,195	4,498	3.80	134,009	4,936	4.92
Securities borrowed	106,258	2,013	2.53	85,878	3,498	5.45
Trading assets — debt instruments	307,899	13,369	5.80	287,680	12,701	5.90
Securities	106,392	4,190	5.26 (d)	95,982	4,077	5.68 (d)
Loans	533,829	26,311	6.58	470,078	26,942	7.66
Other assets(a)	17,694	462	3.49	—	—	—

Total interest-earning assets	1,267,645	51,868	5.47	1,098,475	53,055	6.46
Allowance for loan losses	(11,667)			(7,417)
Cash and due from banks	32,071			32,167
Trading assets — equity instruments	90,220			86,923
Trading assets — derivative receivables	104,816			61,801
Goodwill	45,809			45,194
Other intangible assets
Mortgage servicing rights	10,017			8,487
Purchased credit card relationships	2,062			2,674
All other intangibles	3,783			4,166
Other assets	120,529			97,302

Total assets	$1,665,285			$1,429,772

Liabilities
Interest-bearing deposits	$600,554	$11,551	2.57%	$517,856	$15,975	4.12%
Federal funds purchased and securities loaned or sold under repurchase agreements	194,446	4,184	2.87	204,942	7,903	5.16
Commercial paper	47,496	904	2.54	24,726	892	4.82
Other borrowings(b)	97,185	3,322	4.57	100,492	3,668	4.88
Other liabilities(c)	29,891	222	0.99	—	—	—
Beneficial interests issued by consolidated VIEs	14,490	315	2.90	14,691	425	3.86
Long-term debt	230,472	5,942	3.44	162,929	4,722	3.87

Total interest-bearing liabilities	1,214,534	26,440	2.91	1,025,636	33,585	4.38
Noninterest-bearing deposits	122,011			122,904
Trading liabilities — derivative payables	81,568			61,742
All other liabilities, including the allowance for lending-related commitments	117,399			101,723

Total liabilities	1,535,512			1,312,005

Stockholders’ equity
Preferred stock	3,895			—
Common stockholders’ equity	125,878			117,767

Total stockholders’ equity	129,773			117,767

Total liabilities and stockholders’ equity	$1,665,285			$1,429,772

Interest rate spread			2.56%			2.08%
Net interest income and net yield on interest-earning assets		$25,428	2.68%		$19,470	2.37%

(a)	Predominantly margin loans.
(b)	Includes securities sold but not yet purchased.
(c)	Includes brokerage customer payables.
(d)	For the nine months ended September 30, 2008 and 2007, the annualized rate for available-for-sale securities based upon amortized cost was 5.25% and 5.66%, respectively.

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
Combined effective loan-to-value ratio: For residential real estate loans, an indicator of how much equity a borrower has in a secured borrowing based upon current estimates of the value of the collateral and considering all lien positions related to the property.
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
FIN 46R: FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.”
FSP: FASB Staff Position.
FSP EITF 03-6-1: “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”
FSP FAS 133-1 and FIN 45-4: “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”
FSP FAS 140-3: “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”
FSP FAS 157-3: “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”
FSP FIN 39-1: “Amendment of FASB Interpretation No. 39.”
Interchange income: A fee paid to a credit card issuer in the clearing and settlement of a sales or cash advance transaction.
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
Mortgage product types:
Alt-A
Alt-A loans are generally higher in credit quality than subprime loans but have characteristics that would disqualify the borrower from a traditional prime loan. Alt-A lending characteristics may include one or more of the following: (i) limited documentation; (ii) high combined-loan-to-value (“CLTV”) ratio; (iii) loans secured by non-owner occupied properties; or (iv) debt-to-income ratio above normal limits. Perhaps the most important characteristic is limited documentation. A substantial proportion of traditional Alt-A loans are those where a borrower does not provide complete documentation of his or her assets or the amount or source of his or her income.
Option ARMs
The option ARM home loan product is an adjustable-rate mortgage loan that provides the borrower with the option each month to make a fully amortizing, interest-only, or minimum payment. The minimum payment on an option ARM loan is based upon the interest rate charged during the introductory period. This introductory rate has usually been significantly below the fully indexed rate. The fully indexed rate is calculated using an index rate plus a margin. Once the introductory period ends, the contractual interest rate charged on the loan increases to the fully indexed rate and adjusts monthly to reflect movements in the index. The minimum payment is typically insufficient to cover interest accrued in the prior month and any unpaid interest is deferred and added to the principal balance of the loan.

Prime
Prime mortgage loans generally have low default risk and are made to borrowers with good credit records and a monthly income that is at least three to four times greater than their monthly housing expense (mortgage payments plus taxes and other debt payments). These borrowers provide full documentation and generally have reliable payment histories.
Subprime
Subprime loans are designed for customers with one or more high risk characteristics, including but not limited to: (i) unreliable or poor payment histories; (ii) high loan-to-value (“LTV”) ratio of greater than 80% (without borrower-paid mortgage insurance); (iii) high debt-to-income ratio; (iv) the occupancy type for the loan is other than the borrower’s primary residence; or (v) a history of delinquencies or late payments on the loan.
MSR risk management revenue: Includes changes in MSR asset fair value due to inputs or assumptions in model and derivative valuation adjustments.
NA: Data is not applicable or available for the period presented.
Net yield on interest-earning assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.
NM: Not meaningful.
Nonconforming mortgage loans: Mortgage loans that do not meet the requirements for sale to U.S. government agencies and U.S. government-sponsored enterprises. These requirements include limits on loan-to-value ratios, loan terms, loan amounts, down payments, borrower credit worthiness and other requirements.
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
Purchased credit impaired loans: Acquired loans deemed to be credit impaired under SOP 03-3. SOP 03-3 allows purchasers to aggregate credit impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics (e.g., FICO score, geographic location). A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Wholesale loans are generally determined to be purchased credit impaired if just prior to acquisition they were impaired loans under SFAS 114. Consumer loans are determined to be purchased credit impaired based upon specific risk characteristics of the loan, including delinquency status, geographic location, loan-to-value ratios and product type.
Receivables from customers: Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets for the wholesale lines of business.
Reported basis: Financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The reported basis includes the impact of credit card securitizations but excludes the impact of taxable-equivalent adjustments.
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
SFAS 159: “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”
SFAS 160: “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”
SFAS 161: “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”
SOP: Statement of Position
SOP 03-3: “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”
Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.
Unaudited: The financial statements and information included throughout this document that are labeled unaudited have not been subjected to auditing procedures sufficient to permit an independent certified public accountant to express an opinion thereon.
U.S. GAAP: Accounting principles generally accepted in the United States of America.
U.S. government and federal agency obligations: Obligations of the U.S. government or an instrumentality of the U.S. government whose obligations are fully and explicitly guaranteed for timely payment of principal and interest by the full faith and credit of the U.S. government.
U.S. government-sponsored enterprise obligations: Obligations of agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress; these obligations are not explicitly guaranteed for timely payment of principal and interest by the full faith and credit of the U.S. government.
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
Mortgage banking revenue comprises the following:
Production revenue includes net gains or losses on originations and sales of prime and subprime mortgage loans and other production-related fees.
Net mortgage servicing revenue includes the following components:
(a)	Servicing revenue represents all gross income earned from servicing third-party mortgage loans including stated service fees, excess service fees, late fees, and other ancillary fees.

(b)	Changes in MSR asset fair value due to:
—	market-based inputs such as interest rates and volatility, as well as updates to assumptions used in the MSR valuation model.

—	modeled servicing portfolio runoff (or time decay).
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
Mortgage Banking’s origination channels comprise the following:
Retail — Borrowers who are buying or refinancing a home through direct contact with a mortgage banker employed by the Firm using a branch office, the Internet or by phone. Borrowers are frequently referred to a mortgage banker by real estate brokers, home builders or other third parties.
Wholesale — A third-party mortgage broker refers loan applications to a mortgage banker at the Firm. Brokers are independent loan originators that specialize in finding and counseling borrowers but do not provide funding for loans.
Correspondent — Correspondents are banks, thrifts, other mortgage banks and other financial institutions that sell closed loans to the Firm.
Correspondent negotiated transactions (“CNT”) — These transactions occur when mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell loans in bulk to the Firm, and the Firm resells the loans, while retaining the servicing. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.
Card Services
Description of selected business metrics within CS:
Charge volume — Represents the dollar amount of cardmember purchases, balance transfers and cash advance activity.
Net accounts opened — Includes originations, purchases and sales.
Merchant acquiring business — Represents a business that processes bank card transactions for merchants.
Bank card volume — Represents the dollar amount of transactions processed for merchants.
Total transactions — Represents the number of transactions and authorizations processed for merchants.

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
IB revenue, gross — Represents total revenue related to investment banking products sold to CB clients.
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
Asset Management
Assets under management: Represent assets actively managed by Asset Management on behalf of institutional, private banking, private client services and retail clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 43% ownership interest as of September 30, 2008.
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
Private Wealth Management offers high-net-worth individuals, families and business owners in the U.S. comprehensive wealth management solutions, including investment management, capital markets and risk management, tax and estate planning, banking and specialty-wealth advisory services.
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
•
occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other commodity-related activities;

•
the other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2007, Part II, Item 1A: Risk Factors in the Firm’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2008 and June 30, 2008, and in Item 1A: Risk Factors in this Form 10-Q.

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
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 80—84 of this Form 10-Q.
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
On September 25, 2008, the Firm acquired all deposits, assets and certain liabilities of Washington Mutual’s banking operations from the Federal Deposit Insurance Corporation for a cash payment of $1.9 billion. The internal control over financial reporting of Washington Mutual’s banking operations was excluded from the evaluation of effectiveness of the Firm’s disclosure controls and procedures as of the period end covered by this report because it was acquired at the end of the period covered by this report. The acquired banking operations of Washington Mutual represents 16% of total consolidated deposits, 12% of total consolidated assets, and less than 1% of total consolidated revenue as of and for the period covered by this report.
Part II Other Information
Item 1 Legal Proceedings
The following information supplements and amends the disclosure set forth under Part 1, Item 3 “Legal Proceedings in the Firm’s 2007 Annual Report on Form 10-K, Part II, Item 1 “Legal Proceedings” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2008, and Part II, Item 1 “Legal Proceedings” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2008 (the “Firm’s SEC filings”).
Enron Litigation. As previously reported, the Firm agreed to settle the lead class action litigation brought on behalf of purchasers of Enron securities, captioned Newby v. Enron Corp., for $2.2 billion (pretax), with certain adjustments including interest. On September 8, 2008, the court approved the plan of allocation in connection with the Newby settlement and, on October 16, 2008, the Firm funded the Newby settlement. On October 15, 2008, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued a summary order affirming the dismissal by the District Court of the shareholder derivative action filed against current and former directors of JPMorgan Chase. On October 20, 2008, the Second Circuit heard oral argument on plaintiffs’ appeal of the District Court’s dismissal of the consolidated class action lawsuit brought by shareholders of the Firm alleging federal securities violations. Oral argument of plaintiffs’ appeal of the District Court’s dismissal of the putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan, alleging claims under the Employee Retirement Income Security Act (“ERISA”) against the Firm, its directors and named officers, is now scheduled for November 21, 2008 in front of the Second Circuit. Oral argument on the Firm’s appeal of the New York Supreme Court’s denial of its motion to dismiss plaintiffs’ complaint alleging breach of contract and breach of fiduciary duty in connection with an indenture between JPMorgan Chase and Enron, is scheduled for November 20, 2008 in front of the New York Supreme Court Appellate Division.
In re JPMorgan Chase Cash Balance Litigation. The cash balance plan litigations have been reassigned to Judge Denise L. Cote. On the basis of the Second Circuit’s decision in Hirt, the Firm filed a motion for partial judgment on the pleadings, for dismissal with prejudice of plaintiffs’ age discrimination claim. Plaintiffs have filed a motion to amend the definition of the class previously certified by Judge Baer to include former employees who received lump sum distributions of their benefits and to encompass claims for alleged inadequate notice of the 1989 conversion of the retirement plan of the former Chase Manhattan Bank (one of the predecessors to the current Plan) to a cash balance plan. Judge Cote has set the notice claims that were previously certified by Judge Baer for class action treatment for a bench trial commencing on March 2, 2009.

Interchange Litigation. The plaintiffs have filed a brief seeking class certification; the defendants have opposed that motion and await the plaintiffs’ reply. Washington Mutual Bank is one of the named defendants in the Interchange Litigation.
GIC Investigations and Litigations. As previously reported, the Department of Justice’s Antitrust Division and the Securities and Exchange Commission have been investigating JPMorgan Chase and Bear Stearns for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. A group of state attorney generals has opened an investigation into the same underlying conduct. JPMorgan Chase has been cooperating with those investigations. In the coordinated MDL antitrust proceeding in the Southern District of New York interim lead counsel filed a consolidated class action complaint on August 20, 2008. Defendants moved to dismiss that complaint on October 20, 2008. Plaintiffs’ opposition is due on November 20, 2008. In addition to the actions by the City of Los Angeles and the City of Stockton, the Firm and Bear Stearns have been named in other actions brought by municipalities in connection with the bidding or sale of guaranteed investment contracts or derivatives.
Auction Rate Securities Investigations and Litigation. On August 13, 2008, the Firm, on behalf of itself and affiliates, agreed to a settlement in principle with the New York Attorney General’s Office which provided, among other things, that the Firm would offer to purchase at par certain auction rate securities purchased from J.P. Morgan Securities Inc., Chase Investment Services Corp. and Bear, Stearns & Co. Inc. by individual investors and by charities and small- to medium-sized businesses with account values of up to $10 million no later than November 12, 2008. On August 14, 2008, the Firm agreed to a substantively similar settlement in principle with the Office of Financial Regulation for the State of Florida and The North American Securities Administrators Association Task Force, which agreed to recommend approval of the settlement to all remaining states, Puerto Rico and the U.S. Virgin Islands. The agreements in principle provide for the payment of penalties totaling $25 million to New York and the other states.
On October 17 2008, following an investigation by the Financial Industry Regulatory Authority (“FINRA”) into the auction rate securities practices of WaMu Investments, Inc. (“WaMu”), WaMu resolved the matter by submitting a Letter of Acceptance, Waiver and Consent to FINRA. Without admitting or denying the findings, WaMu consented to findings by FINRA that WaMu violated certain NASD Rules relating to communications with the public and supervisory procedures and among other things, agreed to offer to purchase at par auction rate securities purchased by certain WaMu customers and to pay a fine of $250,000.
Judge Berman of the United States District Court for the Southern District of New York consolidated the two putative securities class actions and appointed Lead Plaintiffs and Lead Counsel involving the sale of auction rate securities. Additionally, the Firm is the subject of two putative antitrust class actions in the United States District Court for the Southern District of New York, which actions allege that the Firm, in collusion with numerous other financial institution defendants, caused a perception among investors that auction rate securities were a liquid, cash equivalent investment and “pulled the plug” on the purported auction rate securities market.
Bear Stearns Merger Litigation. The defendants’ motion for summary judgment was argued during August 2008. The motion has not yet been decided.
Bear Stearns Shareholder Litigation and Related Matters. On August 18, 2008 the Judicial Panel on Multidistrict Litigation (“MDL Panel”) issued a Transfer Order joining for pretrial purposes fifteen securities and ERISA actions sharing allegations concerning “whether Bear Stearns and certain of its current and former officers and directors knowingly made material misstatements or omissions concerning the company’s financial health that misled investors and caused investor losses when the company’s stock price fell in March 2008.” A consolidated action denominated as a shareholders’ derivative lawsuit was also the subject of the Transfer order.
Bear Stearns Hedge Fund Matters. On October 6, 2008, BSAM and Bear Stearns defendants filed a motion to dismiss the lawsuit filed by Barclays Bank related to the Enhanced Leverage Fund.
In addition, Bank of America and Banc of America Securities LLC (together “BofA”) filed a lawsuit in the United States District Court of the Southern District of New York alleging breach of contract and fraud against BSAM and certain Bear Stearns defendants in connection with a May 2007 $4 billion dollar securitization, known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain CDO holdings that were purchased by BofA from the High Grade Fund and the Enhanced Leverage Fund.

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

Item 1A Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors, on pages 4—6 of JPMorgan Chase’s 2007 Annual Report on Form 10-K, Part II, Item 1A: Risk Factors, on pages 117-118 of JPMorgan Chase’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, and Forward-Looking Statements on page 135 of this Form 10-Q. Additionally, below are outlined some of the more important risk factors relating to JPMorgan Chase’s acquisition of Bear Stearns that could materially affect the Firm’s financial condition and operations.
The Firm may fail to realize any benefits from the merger with Bear Stearns and the acquisition of Washington Mutual’s banking operations (collectively herein referred to as the “Acquisitions”) and may incur unanticipated losses related to such Acquisitions.
In conjunction with the Bear Stearns merger, in June 2008, the Federal Reserve Bank of New York (the “FRBNY”) took control, through a limited liability company (“LLC”) formed for this purpose, of a portfolio of $30 billion in assets acquired from Bear Stearns, based upon the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion term loan from the FRBNY, and a $1.15 billion subordinated note from JPMorgan Chase. The JPMorgan Chase note is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase note and the expense of the LLC, will be for the account of the FRBNY. There can be no assurance that JPMorgan Chase will not incur this $1.15 billion in losses.
Given the continued market volatility and uncertainty, JPMorgan Chase may continue to experience increased credit costs or need to take additional markdowns and reserves on the assets acquired in the Acquisitions that could negatively affect its financial condition and results of operations in the future.
In addition, the success of the Acquisitions will depend, in part, on JPMorgan Chase’s ability to successfully integrate the acquired businesses into its own. As with any acquisition, there may be business disruptions that cause the Firm to lose customers or cause customers to remove their accounts from the Firm and move their business to competing financial institutions. It is possible that the integration process related to the Acquisitions could result in the disruption of the Firm’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect JPMorgan Chase’s ability to maintain relationships with clients, customers, depositors and employees. The loss of key employees could adversely affect JPMorgan Chase’s ability to successfully conduct its business, which could have an adverse effect on the Firm’s financial results. Integration efforts could also divert management attention and resources, which could adversely affect the Firm’s operations or results. If JPMorgan Chase experiences difficulties with the integration process, the anticipated benefits of the Acquisitions may not be realized fully or at all or may take longer to realize than expected.
Current market developments may adversely affect JPMorgan Chase’s business and results of operations.
Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Recently, the volatility and disruption has reached unprecedented levels. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Firm’s business, financial condition, results of operations and on the Firm’s ability to obtain and manage its liquidity.
The soundness of other financial institutions could adversely affect JPMorgan Chase.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. JPMorgan Chase has exposure to many different industries and counterparties, and the Firm routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose the Firm to credit risk in the event of default of the Firm’s counterparty or client. The Firm’s credit risk also may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due the Firm. There is no assurance that any such losses would not materially and adversely affect the Firm’s results of operations or earnings.
On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”), and thereafter several of its subsidiaries also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Court (LBHI and such subsidiaries collectively, “Lehman”). On September 19, 2008, a liquidation case under the Securities Investor Protection Act (“SIPA”) was commenced in the United States District Court for the Southern District of New York for Lehman Brothers Inc. (“LBI”), LBHI’s U.S. broker-dealer subsidiary, and the Court now presides over the LBI SIPA liquidation case. JPMorgan Chase was LBI’s clearing bank and is the largest secured creditor in the Lehman and LBI cases, according to Lehman’s schedules. The Firm anticipates that claims may be asserted against the Firm and/or the Firm’s security interests, including by the LBHI Creditors Committee, the SIPA Trustee appointed in the LBI liquidation case, the principal acquiror of LBI’s assets, and others in connection with the Lehman and LBI cases. The Firm intends to defend itself against any such claims. There can be no assurance as to whether such claims will have a significant impact on the Firm’s financial condition.
JPMorgan Chase incurs credit risk when it loans money, commits to loan money or enters into a letter of credit or other contract with a counterparty.
A number of the Firm’s products expose it to credit risk, including loans, leases and lending commitments, derivatives, trading account assets and assets held-for-sale. As one of the nation’s largest lenders, the credit quality of the Firm’s portfolio can have a significant impact on its earnings. The Firm estimates and establishes reserves for credit risks and potential credit losses inherent in its credit exposure (including unfunded lending commitments). This process, which is critical to the Firm’s financial results and condition, requires difficult, subjective and complex judgments, including forecasts of how these economic conditions might impair the ability of the Firm’s borrowers to repay their loans. As is the case with any such assessments, there is always the chance that the Firm will fail to identify the proper factors or that it will fail to accurately estimate the impact of factors that the Firm identifies.
In addition, current market developments have affected consumer confidence levels which may result in adverse changes in payment patterns. Increased delinquencies and default rates may impact the Firm’s charge-offs and allowances for loan losses. Deterioration in the quality of the Firm’s credit portfolio could have a material adverse effect on the Firm’s capital, financial condition and results of operations.
JPMorgan Chase operates within a highly regulated industry and its business and results are significantly affected by the regulations to which it is subject.
JPMorgan Chase operates within a highly regulated environment. In light of the current conditions in the U.S. financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. The regulations to which the Firm is now subject, and may in the future become subject, will continue to have a significant impact on the Firm’s operations and the degree to which it can grow and be profitable.

If the Firm does not comply with governmental regulations, it may be subject to fines, penalties or material restrictions on its businesses in the jurisdiction where the violation occurred. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with the Firm’s operations. If this regulatory trend continues, it could adversely affect the Firm’s operations and, in turn, its financial results. In addition, adverse publicity and damage to the Firm’s reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect its ability to attract and retain customers or to maintain access to capital markets, which could adversely affect the Firm’s financial condition.
The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on the Firm’s earnings.
The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments. They also can materially decrease the value of financial assets that the Firm holds, such as debt securities and MSRs. Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies are beyond the Firm’s control and consequently, the impact of these changes on the Firm’s activities and results of operations is difficult to predict.
The impact on JPMorgan Chase of recently enacted legislation cannot be predicted at this time.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The purpose of the EESA is to stabilize and provide liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, or any other governmental program, will have on the financial markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect the Firm’s business, financial condition, results of operations, access to credit or the trading price of the Firm’s common stock.
In addition, participation in specific programs promulgated under or pursuant to the EESA may subject the Firm to additional restrictions. For example, participation in the Capital Purchase Program will limit (without the consent of the Department of Treasury) the Firm’s ability to increase its dividend or to repurchase its common stock for so long as any securities issued under such program remain outstanding. It will also subject the Firm to additional executive compensation restrictions. Similarly, participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. JPMorgan Chase may be required to pay significantly higher FDIC premiums even if it does not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The costs of participating or not participating in any such programs, and the effect on the Firm’s results of operations, cannot reliably be determined at this time.
Item 2  Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the Share Exchange Agreement dated March 24, 2008 between JPMorgan Chase and Bear Stearns, on April 8, 2008, 21 million newly issued shares of JPMorgan Chase common stock were issued to Bear Stearns in a transaction that was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, in exchange for 95 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance). Upon the consummation of the Bear Stearns merger, on May 30, 2008, the 21 million shares of JPMorgan Chase common stock and 95 million shares of Bear Stearns common stock were cancelled. For a further discussion of this transaction, see Note 2 on pages 80—83 of this Form 10-Q.
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on October 28, 2008, the Firm issued to the U.S. Treasury in exchange for aggregate consideration of $25.0 billion, (i) 2.5 million shares of the Firm’s Fixed Rate Cumulative Perpetual Preferred Stock, Series K, par value $1 and liquidation preference $10,000 per share (and $25.0 billion liquidation preference in the aggregate) (the “Series K Preferred Stock”) and (ii) a warrant to purchase 88,401,697 shares of the Firm’s common stock, at an exercise price of $42.42 per share, subject to certain anti-dilution and other adjustments.
On April 17, 2007, the Board of Directors authorized the repurchase of up to $10.0 billion of the Firm’s common shares. During the third quarter and first nine months of 2008, under the current $10.0 billion stock repurchase program, the Firm did not repurchase any shares. During the third quarter and first nine months of 2007, under the respective stock repurchase programs then in effect, the Firm repurchased a total of 47 million and 165 million shares for $2.1 billion and

$8.0 billion at an average price per share of $45.42 and $48.67, respectively. As of September 30, 2008, $6.2 billion of authorized repurchase capacity remained under the current stock repurchase program.
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
The Purchase Agreement concerning the issuance and sale of the Series K Preferred Stock to the U.S. Treasury contains limitations on the Firm’s ability to repurchase its capital stock. See the stock repurchase restrictions discussion on page 56 of this Form 10-Q.
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the third quarter and first nine months of 2008 were as follows.

		Average
For the nine months ended	Total shares	price paid
September 30, 2008	repurchased	per share

First quarter	2,043	$45.61

Second quarter	7,041	47.57

July	24,120	31.01
August	67	38.70
September	27	41.13

Third quarter	24,214	31.04

Year-to-date	33,298	$35.36

Item 3	Defaults Upon Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders
None

Item 5	Other Information
None

Item 6	Exhibits

10.1—Purchase and Assumption Agreement — Whole Bank, dated as of September 25, 2008, by and among the Federal Deposit Insurance Corporation, Receiver of Washington Mutual Bank, Henderson, Nevada, the Federal Deposit Insurance Corporation and JPMorgan Chase Bank, National Association

31.1—Certification
31.2—Certification
32—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.

(Registrant)

Date: November 6, 2008

	By	/s/ Louis Rauchenberger

Louis Rauchenberger

Managing Director and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBITS

10.1
Purchase and Assumption Agreement — Whole Bank, dated as of September 25, 2008, by and among the Federal Deposit Insurance Corporation, Receiver of Washington Mutual Bank, Henderson, Nevada, the Federal Deposit Insurance Corporation and JPMorgan Chase Bank, National Association

31.1	Certification

31.2	Certification

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002