Form 10-K
period 2008-12-31
J P MORGAN CHASE & CO
filed 2009-03-02
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008	Commission file number 1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2624428 (I.R.S. employer identification no.)

270 Park Avenue, New York, NY (Address of principal executive offices)	10017 (Zip code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock	The New York Stock Exchange
The London Stock Exchange
The Tokyo Stock Exchange
Depositary Shares each representing a one-fourth interest in a share of 6.15% Cumulative Preferred Stock, Series E	The New York Stock Exchange
Depositary Shares each representing a one-fourth interest in a share of 5.72% Cumulative Preferred Stock, Series F	The New York Stock Exchange
Depositary Shares each representing a one-fourth interest in a share of 5.49% Cumulative Preferred Stock, Series G	The New York Stock Exchange
Depositary Shares each representing a one-four hundredth interest in a share of 8.625% Non-Cumulative Preferred Stock, Series J	The New York Stock Exchange
Guarantee of 7.00% Capital Securities, Series J, of J.P. Morgan Chase Capital X	The New York Stock Exchange
Guarantee of 5 7/8% Capital Securities, Series K, of J.P. Morgan Chase Capital XI	The New York Stock Exchange
Guarantee of 6.25% Capital Securities, Series L, of J.P. Morgan Chase Capital XII	The New York Stock Exchange
Guarantee of 6.20% Capital Securities, Series N, of J.P. Morgan Chase Capital XIV	The New York Stock Exchange
Guarantee of 6.35% Capital Securities, Series P, of J.P. Morgan Chase Capital XVI	The New York Stock Exchange
Guarantee of 6.625% Capital Securities, Series S, of J.P. Morgan Chase Capital XIX	The New York Stock Exchange
Guarantee of 6.875% Capital Securities, Series X, of J.P. Morgan Chase Capital XXIV	The New York Stock Exchange
Guarantee of Fixed-to-Floating Rate Capital Securities, Series Z, of JPMorgan Chase Capital XXVI	The New York Stock Exchange
Guarantee of 7.20% Preferred Securities of BANK ONE Capital VI	The New York Stock Exchange
Guarantee of 7.8% Preferred Securities of Bear Stearns Capital Trust III	The New York Stock Exchange
JPMorgan Market Participation Notes Linked to S&P 500® Index due March 31, 2009	The NYSE Alternext U.S. LLC
Capped Quarterly Observation Notes Linked to S&P 500® Index due July 7, 2009	The NYSE Alternext U.S. LLC
Capped Quarterly Observation Notes Linked to S&P 500® Index due September 21, 2009	The NYSE Alternext U.S. LLC
Consumer Price Indexed Securities due January 15, 2010	The NYSE Alternext U.S. LLC
Principal Protected Notes Linked to S&P 500® Index due September 30, 2010	The NYSE Alternext U.S. LLC
KEYnotes Exchange Traded Notes Linked to the First Trust Enhanced 130/30 Large Cap Index	NYSE Arca, Inc.
BearLinxSM Alerian MLP Select Index ETN	NYSE Arca, Inc.
Euro Floating Rate Global Notes due July 27, 2012	The NYSE Alternext U.S. LLC
Principal Protected Notes Linked to the Nasdaq-100 Index® Due December 22, 2009	The NYSE Alternext U.S. LLC
Principal Protected Notes Linked to the S&P 500® Index Due November 30, 2009	The NYSE Alternext U.S. LLC
Principal Protected Notes Linked to the Dow Jones Industrial AverageSM due March 23, 2011	The NYSE Alternext U.S. LLC
Medium Term Notes Linked to a Basket of Three International Equity Indices Due August 2, 2010	The NYSE Alternext U.S. LLC
Securities registered pursuant to Section 12(g) of the Act: none
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes   ☐ No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
     The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates of JPMorgan Chase & Co. on June 30, 2008 was approximately $117,255,349,362.
Number of shares of common stock outstanding on January 31, 2009: 3,757,923,192
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 19, 2009, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

		Page
Part I

Item 1	Business	1
	Overview	1
	Business segments	1
	Competition	1
	Supervision and regulation	1–4
	Distribution of assets, liabilities and stockholders’ equity;
	interest rates and interest differentials	222-226
	Return on equity and assets	26, 216–217, 222
	Securities portfolio	227
	Loan portfolio	82–96, 163–166, 228–232
	Summary of loan and lending-related commitments loss experience	96–99, 166–168, 233–234
	Deposits	191, 233
	Short-term and other borrowed funds	235
Item 1A	Risk factors	4–10
Item 1B	Unresolved SEC Staff comments	10
Item 2	Properties	10–11
Item 3	Legal proceedings	11–16
Item 4	Submission of matters to a vote of security holders	16
	Executive officers of the Registrant	16–17

Part II
Item 5	Market for Registrant’s common equity, related stockholder
	matters and issuer purchases of equity securities	17–18
Item 6	Selected financial data	18
Item 7	Management’s discussion and analysis of financial
	condition and results of operations	18
Item 7A	Quantitative and qualitative disclosures about market risk	18
Item 8	Financial statements and supplementary data	18
Item 9	Changes in and disagreements with accountants on accounting and financial disclosure	18
Item 9A	Controls and procedures	18
Item 9B	Other information	18

Part III
Item 10	Directors, executive officers and corporate governance	19
Item 11	Executive compensation	19
Item 12	Security ownership of certain beneficial owners and management and related stockholder matters	19
Item 13	Certain relationships and related transactions, and Director independence	19
Item 14	Principal accounting fees and services	19

Part IV
Item 15	Exhibits, financial statement schedules	19–22
EX-4.1.A: INDENTURE
EX-4.1.C: FIFTH SUPPLEMENTAL INDENTURE
EX-4.4.A: JUNIOR SUBORDINATED INDENTURE
EX-10.3: POST-RETIREMENT COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS
EX-10.4: 2005 DEFERRED COMPENSATION PROGRAM
EX-10.7: EXCESS RETIREMENT PLAN
EX-10.8: 1995 STOCK INCENTIVE PLAN
EX-10.9: EXECUTIVE RETIREMENT PLAN
EX-10.10: AMENDMENT TO BANK ONE CORPORATION DIRECTOR STOCK PLAN
EX-10.12: BANK ONE CORPORATION STOCK PERFORMANCE PLAN
EX-10.13: BANK ONE CORPORATION SUPPLEMENTAL SAVINGS AND INVESTMENT PLAN
EX-10.14: BANC ONE CORPORATION 1989 STOCK INCENTIVE PLAN
EX-10.15: BANC ONE CORPORATION 1995 STOCK INCENTIVE PLAN
EX-10.20: FORM OF LONG-TERM INCENTIVE PLAN TERMS AND CONDITIONS FOR STOCK APPRECIATION RIGHTS
EX-10.21: FORM OF LONG TERM INCENTIVE PLAN TERMS AND CONDITIONS FOR OPERATING COMMITTEE MEMBER STOCK APPRECIATION RIGHTS
EX-10.22: FORM OF LONG TERM INCENTIVE PLAN TERMS AND CONDITIONS FOR RESTRICTED STOCK UNITS
EX-10.23: FORM OF LONG-TERM INCENTIVE PLAN TERMS AND CONDITIONS FOR OPERATING COMMITTEE RESTRICTED STOCK UNITS
EX-12.1: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-12.2: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS
EX-21.1: LIST OF SUBSIDIARIES OF JPMORGAN CHASE & CO.
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

Part I
ITEM 1: BUSINESS

Overview
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is a financial holding company incorporated under Delaware law in 1968. JPMorgan Chase is one of the largest banking institutions in the United States of America (“U.S.”), with $2.2 trillion in assets, $166.9 billion in stockholders’ equity and operations in more than 60 countries.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 23 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national banking association that is the Firm’s credit card–issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc. (“JPMorgan Securities”), the Firm’s U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks.
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
A description of the Firm’s business segments and the products and services they provide to their respective client bases is provided in the “Business segment results” section of Management’s discussion and analysis of financial condition and results of operations (“MD&A”), beginning on page 40 and in Note 37 on page 214.
Competition
JPMorgan Chase and its subsidiaries and affiliates operate in a highly competitive environment. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, hedge funds, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. JPMorgan Chase’s businesses generally compete on the basis of the quality and range of their products and services, transaction execution, innovation and price. Competition also varies based on the types of clients, customers, industries and geographies served. With respect to some of its geographies and products, JPMorgan Chase competes globally; with respect to others, the Firm competes on a regional basis. The Firm’s ability to compete also depends upon its ability to attract and retain its professional and other personnel, and on its reputation.
The financial services industry has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial products and services have merged and, in some cases, failed. This convergence trend is expected to continue. Consolidation could result in competitors of JPMorgan Chase gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is likely that competition will become even more intense as the Firm’s businesses continue to compete with other financial institutions that are or may become larger or better capitalized, or that may have a stronger local presence in certain geographies.
Supervision and regulation
The Firm is subject to regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various jurisdictions outside the U.S. in which the Firm does business.
Recent legislation affecting the Firm: In response to recent market and economic conditions, the United States government, particularly the U.S. Department of the Treasury (the “U.S. Treasury”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”), have taken a variety of extraordinary measures designed to provide fiscal stimulus, restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. In particular on October 3, 2008 and February 17, 2009, the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), respectively, were signed into law.
The EESA and the ARRA, together with the U.S. Treasury’s Capital Purchase Program (which provides for direct purchases by the U.S. Treasury of equity of financial institutions) contain provisions limiting the Firm’s ability to pay dividends, purchase its own common stock, and compensate selected officers and employees, among other restrictions. For further information regarding certain of the recent limitations applicable to the Firm, see Regulatory Capital on pages 71–73.
Other programs and actions taken include (1) the U.S. Treasury’s Temporary Guarantee Program for Money Market Funds, which is designed to guarantee the share price of eligible money market funds that apply to the program and pay a fee to participate, (2) the Federal Reserve Bank of New York’s Money Market Investor Funding Facility (the “MMIFF”), which is designed to provide liquidity to U.S. money market investors, (3) the Federal Reserve’s Commercial Paper Funding Facility, which is designed to provide liquidity to term funding markets by providing a liquidity backstop to U.S. issuers of commercial paper, (4) the Federal Reserve’s Asset Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (the “AML Facility”), which is designed to provide liquidity to money market mutual funds under certain conditions by providing funding to U.S. depository institutions and bank holding companies secured by high-quality asset-backed commercial paper they purchased from those money market mutual funds, (5) the FDIC’s Temporary Liquidity Guarantee Program (the “TLG Program”), which enables the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts, (6) the Federal Reserve’s

Part I

Primary Dealer Credit Facility (the “PDCF”), which is designed to foster the financial markets generally, was modified to expand the eligible collateral to include any collateral eligible for tri-party repurchase agreements, (7) the Federal Reserve’s Term Securities Lending Facility (the “TSLF”), which is designed to promote liquidity in the financial markets for treasuries and other collateral, was expanded to (a) include all investment-grade debt securities as eligible collateral for schedule 2 auctions and (b) increase the frequency of schedule 2 auctions, (8) the Federal Reserve’s adoption of an interim rule that provides an exemption, until January 30, 2009, to the Federal Reserve Act to allow insured depository institutions to provide liquidity to their affiliates for assets typically funded in the tri-party repurchase agreement market, (9) the Federal Reserve’s Term Auction Facility (the “TAF”), which is designed to allow financial institutions to borrow funds at a rate that is below the discount rate, (10) the Federal Reserve’s Term Asset-Backed Securities Loan Facility (the “TALF”), which is designed to assist in the credit markets in accommodating the credit needs of consumers and small businesses by facilitating the issuance of asset-backed securities and improving the conditions for asset-backed securities more generally, (11) the Federal Reserve’s announcement that it will purchase up to $600 billion of direct obligations of housing-related government–sponsored enterprises (“GSEs”) and mortgage-backed securities of GSEs, (12) the U.S. Treasury’s Financial Stability Plan, which involves (a) the creation of a public-private investment fund of up to $1 trillion, (b) the expansion of the TALF program up to $1 trillion under the consumer and business lending initiative, and (c) the creation of a financial stability trust for bank investment and additional transparency, and (13) President Obama’s Home Owner Affordability and Stability Plan, which is intended to (a) provide refinancing assistance for responsible homeowners suffering from falling home prices, (b) a comprehensive $75 billion homeowner stability initiative, and (c) strengthen confidence in the GSEs. The Firm is currently participating in certain of these programs and may become a future participant in others of these programs, or additional new programs established by the U.S. government.
Permissible business activities: JPMorgan Chase elected to become a financial holding company as of March 13, 2000, pursuant to the provisions of the Gramm-Leach-Bliley Act (“GLBA”). Under regulations implemented by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), if any depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. At December 31, 2008, the depository-institution subsidiaries of JPMorgan Chase met the capital, management and CRA requirements necessary to permit the Firm to conduct the broader activities permitted under GLBA. However, there can be no assurance that this will continue to be the case in the future.
Financial holding companies and bank holding companies are required to obtain the approval of the Federal Reserve Board before they may acquire more than five percent of the voting shares of an unaffiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), the Federal Reserve Board may approve an application for such an acquisition without regard to whether the transaction is prohibited under the law of any state, provided that the acquiring bank holding company, before or after the acquisition, does not control more than 10% of the total amount of deposits of insured depository institutions in the U.S. or more than 30% (or such greater or lesser amounts as permitted under state law) of the total deposits of insured depository institutions in the state in which the acquired bank has its home office or a branch.
Regulation by Federal Reserve Board under GLBA: Under GLBA’s system of “functional regulation,” the Federal Reserve Board acts as an “umbrella regulator, ” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional authorities based upon the particular activities of those subsidiaries. JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., are regulated by the Office of the Comptroller of the Currency (“OCC”). See “Other supervision and regulation” below for a further description of the regulatory supervision to which the Firm’s subsidiaries are subject.
Dividend restrictions: Federal law imposes limitations on the payment of dividends by national banks. Dividends payable by JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., as national bank subsidiaries of JPMorgan Chase, are limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” See Note 29 on page 199 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at January 1, 2009 and 2008, to their respective bank holding companies without the approval of their banking regulators.
In addition to the dividend restrictions described above, the OCC, the Federal Reserve Board and the FDIC have authority to prohibit or limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its bank and bank holding company subsidiaries, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
For a discussion of additional dividend restrictions relating to the Capital Purchase Program, see Capital Purchase Program on page 72.
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
The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (“Basel II”). U.S. banking regulators published a final Basel II rule in December 2007 which requires JPMorgan Chase to implement Basel II at the holding company level, as well as at certain of its key U.S. bank subsidiaries. For additional information regarding Basel II, see Regulatory capital on page 72.
Effective January 1, 2008, the SEC authorized JPMorgan Securities to use the alternative method of computing net capital for broker/dealers that are part of Consolidated Supervised Entities as defined by SEC rules. Accordingly, JPMorgan Securities may calculate deductions for market risk using its internal market risk models. For additional information regarding the Firm’s regulatory capital, see Regulatory capital on pages 71–73 and Note 30 on pages 200–201.
Federal Deposit Insurance Corporation Improvement Act:
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. As part of that framework, the FDICIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards.
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
Deposit Insurance: Under current FDIC regulations, each depository institution is assigned to a risk category based on capital and supervisory measures. A depository institution is assessed insurance premiums by the FDIC based on its risk category and the amount of deposits held. During the fourth quarter 2008, the amount of FDIC insurance coverage for insured deposits was increased under the EESA, generally from $100,000 per depositor to $250,000 per depositor, and pursuant to the Firm’s participation in the FDIC’s TLG Program insured deposits held in noninterest-bearing transaction accounts are now fully insured. These increases in insurance coverage are scheduled to end on December 31, 2009. The FDIC has stated its intention, as part of its proposed Deposit Insurance Fund restoration plan, to increase deposit insurance assessments. On January 1, 2009, the FDIC increased its assessment rates, and has proposed further rate increases and changes to the current risk-based assessment framework. In addition, as a result of the Firm’s participation in the TLG Program, the Firm is required to pay additional insurance premiums to the FDIC in an amount equal to an annualized 10-basis points on balances in noninterest-bearing transaction accounts that exceed the $250,000 deposit insurance limit, determined on a quarterly basis.
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
If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. The above provisions would be applicable to obligations and liabilities of JPMorgan Chase’s subsidiaries that are insured depository institutions, such as JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., including, without limitation, obligations under senior or subordinated debt issued by

Part I

those banks to investors (referred to below as “public note holders”) in the public markets.
Under federal law, the claims of a receiver of an insured depository institution for administrative expense and the claims of holders of U.S. deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including public noteholders and depositors in non-U.S. offices, in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC would ever seek to repudiate any obligations held by public noteholders or depositors in non-U.S. offices of any subsidiary of the Firm that is an insured depository institution, such as JPMorgan Chase Bank, N.A., or Chase Bank USA, N.A., such persons would be treated differently from, and could receive, if anything, substantially less than the depositors in U.S. offices of the depository.
The Bank Secrecy Act: The Bank Secrecy Act (“BSA”) requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. The Firm has established a global anti-money laundering program in order to comply with BSA requirements.
Other supervision and regulation: Under current Federal Reserve Board policy, JPMorgan Chase is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support these subsidiaries in circumstances where it might not do so absent such policy. However, because GLBA provides for functional regulation of financial holding company activities by various regulators, GLBA prohibits the Federal Reserve Board from requiring payment by a holding company or subsidiary to a depository institution if the functional regulator of the payor objects to such payment. In such a case, the Federal Reserve Board could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.
The bank subsidiaries of JPMorgan Chase are subject to certain restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Firm and certain other affiliates, and on investments in stock or securities of JPMorgan Chase and those affiliates. These restrictions prevent JPMorgan Chase and other affiliates from borrowing from a bank subsidiary unless the loans are secured in specified amounts. See Note 29 on page 199.
The Firm’s banks and certain of its nonbank subsidiaries are subject to direct supervision and regulation by various other federal and state authorities (some of which are considered “functional regulators” under GLBA). JPMorgan Chase’s national bank subsidiaries, such as JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., are subject to supervision and regulation by the OCC and, in certain matters, by the Federal Reserve Board and the FDIC. Supervision and regulation by the responsible regulatory agency generally includes comprehensive annual reviews of all major aspects of the relevant bank’s business and condition, and imposition of periodic reporting requirements and limitations on investments, among other powers.
The Firm conducts securities underwriting, dealing and brokerage activities in the U.S. through JPMorgan Securities and other broker-dealer subsidiaries, all of which are subject to regulations of the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange, among others. The Firm conducts similar securities activities outside the U.S. subject to local regulatory requirements. The operations of JPMorgan Chase mutual funds also are subject to regulation by the SEC.
The Firm has subsidiaries that are members of futures exchanges in the U.S. and abroad and are registered accordingly. In the U.S., three subsidiaries are registered as futures commission merchants, with other subsidiaries registered with the Commodity Futures Trading Commission (the “CFTC”) as commodity pool operators and commodity trading advisors. These CFTC-registered subsidiaries are also members of the National Futures Association. The Firm’s U.S. energy business is subject to regulation by the Federal Energy Regulatory Commission. It is also subject to other extensive and evolving energy, commodities, environmental and other governmental regulation both in the U.S. and other jurisdictions globally.
The types of activities in which the non-U.S. branches of JPMorgan Chase Bank, N.A., and the international subsidiaries of JPMorgan Chase may engage are subject to various restrictions imposed by the Federal Reserve Board. Those non-U.S. branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.
The activities of JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. as consumer lenders also are subject to regulation under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice and Electronic Funds Transfer acts, as well as various state laws. These statutes impose requirements on consumer loan origination and collection practices.
Under the requirements imposed by GLBA, JPMorgan Chase and its subsidiaries are required periodically to disclose to their retail customers the Firm’s policies and practices with respect to the sharing of nonpublic customer information with JPMorgan Chase affiliates and others, and the confidentiality and security of that information. Under GLBA, retail customers also must be given the opportunity to “opt out” of information-sharing arrangements with nonaffiliates, subject to certain exceptions set forth in GLBA.
ITEM 1A: RISK FACTORS
The following discussion sets forth some of the more important risk factors that could materially affect our financial condition and operations. Other factors that could affect our financial condition and operations are discussed in the “Forward-looking statements” section on page 115. However, factors besides those discussed below, in MD&A or elsewhere in this or other reports that we filed or furnished with the SEC, also could adversely affect us. You should not consider any descriptions of such factors to be a complete set of all potential risks that could affect us.

Our results of operations have been, and may continue to be, adversely affected by U.S. and international financial market and economic conditions.
Our businesses have been, and in the future will continue to be, materially affected by economic and market conditions, including factors such as the liquidity of the global financial markets; the level and volatility of debt and equity prices, interest rates and currency and commodities prices; investor sentiment; corporate or other scandals that reduce confidence in the financial markets; inflation; the availability and cost of capital and credit; the occurrence of natural disasters, acts of war or terrorism; and the degree to which U.S. or international economies are expanding or experiencing recessionary pressures. These factors can affect, among other things, the activity level of clients with respect to the size, number and timing of transactions involving our investment and commercial banking businesses, including our underwriting and advisory businesses; the realization of cash returns from our private equity and principal investments businesses; the volume of transactions that we execute for our customers and, therefore, the revenue we receive from commissions and spreads; the number or size of underwritings we manage on behalf of clients; and the willingness of financial sponsors or other investors to participate in loan syndications or underwritings managed by us.
We generally maintain large trading portfolios in the fixed income, currency, commodity and equity markets and we may have from time to time significant investment positions, including positions in securities in markets that lack pricing transparency or liquidity. The revenue derived from mark-to-market values of our businesses are affected by many factors, including our credit standing; our success in proprietary positioning; volatility in interest rates and equity, debt and commodities markets; credit spreads and availability of liquidity in the capital markets; and other economic and business factors. We anticipate that revenue relating to our trading and principal investment businesses will continue to experience volatility and there can be no assurance that such volatility relating to the above factors or other conditions that may affect pricing or our ability to realize returns from such investments could not materially adversely affect our earnings.
The fees we earn for managing third-party assets are also dependent upon general economic conditions. For example, a higher level of U.S. or non-U.S. interest rates or a downturn in trading markets could affect the valuations of the third-party assets we manage or hold in custody, which, in turn, could affect our revenue. Moreover, even in the absence of a market downturn, below-market or sub-par performance by our investment management businesses could result in outflows of assets under management and supervision and, therefore, reduce the fees that we receive.
Our consumer businesses are particularly affected by domestic economic conditions. Such conditions include U.S. interest rates; the rate of unemployment; housing prices; the level of consumer confidence; changes in consumer spending; and the number of personal bankruptcies, among others. The deterioration of these conditions can diminish demand for the consumer businesses’ products and services, or increase the cost to provide such products and services. In addition, adverse economic conditions, such as declines in home prices, could lead to an increase in mortgage and other loan delinquencies and higher net charge-offs, which can adversely affect our earnings.
During 2008, U.S. and global financial markets were extremely volatile and were materially and adversely affected by a significant lack of liquidity, loss of confidence in the financial sector, disruptions in the credit markets, reduced business activity, rising unemployment, declining home prices, and erosion of consumer confidence. These factors contributed to adversely affecting our business, financial condition and results of operations in 2008 and there is no assurance when such conditions will ameliorate.
If we do not effectively manage our liquidity, our business could be negatively affected.
Our liquidity is critical to our ability to operate our businesses, grow and be profitable. Some potential conditions that could negatively affect our liquidity include illiquid or volatile markets, diminished access to capital markets, unforeseen cash or capital requirements (including, among others, commitments that may be triggered to special purpose entities (“SPEs”) or other entities), difficulty or inability to sell assets, unforeseen outflows of cash or collateral, and lack of market or customer confidence in us or our prospects. These conditions may be caused by events over which we have little or no control. The liquidity crisis experienced in 2008 increased our cost of funding and limited our access to some of our traditional sources of liquidity such as securitized debt offerings backed by mortgages, loans, credit card receivables and other assets. If current market conditions continue, our liquidity could be adversely affected.
The credit ratings of JPMorgan Chase & Co., JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. are important in order to maintain our liquidity. A reduction in their credit ratings could have an adverse effect on our access to liquidity sources, increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us, thereby curtailing our business operations and reducing our profitability. Reduction in the ratings of certain SPEs or other entities to which we have a funding or other commitment could also negatively affect our liquidity where such ratings changes lead, directly or indirectly, to us being required to purchase assets or otherwise provide funding. Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.
Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of U.S. Treasury securities (or other benchmark securities) of the same maturity that we need to pay to our debt investors). Increases in our credit spreads can significantly increase the cost of this funding. Changes in credit spreads are continuous and market-driven, and influenced by market perceptions of our creditworthiness. As such, our credit spreads may be unpredictable and highly volatile.
As a holding company, we rely on the earnings of our subsidiaries for our cash flow and consequent ability to pay dividends and satisfy our obligations. These payments by subsidiaries may take the form of dividends, loans or other payments. Several of our principal subsidiaries are subject to capital adequacy requirements or other regulatory or contractual restrictions on their ability to provide such payments. Limitations in the payments we receive from our subsidiaries could negatively affect our liquidity position.
The soundness of our customers, clients and counterparties, including other financial institutions, could adversely affect us.
A number of our products expose us to credit risk, including loans, leases and lending commitments, derivatives, trading account assets and assets held-for-sale. As one of the nation’s largest lenders, we have exposures to many different

Part I

products and counterparties, and the credit quality of our exposures can have a significant impact on our earnings. We estimate and establish reserves for credit risks and potential credit losses inherent in our credit exposure (including unfunded lending commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of how these economic conditions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impact of factors that we identify. Any such failure could result in increases in delinquencies and default rates.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by the counterparty or client, which can be exacerbated during periods of market illiquidity, such as experienced in 2008. During such periods, our credit risk also may be further increased when the collateral held by us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due to us. In addition, disputes with counterparties as to the valuation of collateral significantly increases in times of market stress and illiquidity. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.
As an example of the risks associated with our relationships with other financial institutions is the collapse of Lehman Brothers Holdings Inc. (“LBHI”). On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York, and thereafter several of its subsidiaries also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the court (LBHI and such subsidiaries collectively, “Lehman”). On September 19, 2008, a liquidation case under the Securities Investor Protection Act was commenced in the United States District Court for the Southern District of New York for Lehman Brothers Inc. (“LBI”), LBHI’s U.S. broker-dealer subsidiary, and the court now presides over the LBI SIPA liquidation case. We were LBI’s clearing bank and are the largest secured creditor in the Lehman and LBI cases, according to Lehman’s schedules. We anticipate that claims may be asserted against us and/or our security interests, including by the LBHI Creditors Committee, the SIPA Trustee appointed in the LBI liquidation case, the principal acquiror of LBI’s assets, and others in connection with Lehman and LBI cases. We intend to defend ourself against any such claims.
As a result of the current economic environment there is a greater likelihood that more of our customers or counterparties could become delinquent on their loans or other obligations to us which, in turn, could result in a higher level of charge-offs and provision for credit losses, or requirements that we purchase assets or provide other funding, any of which could adversely affect our financial condition. Moreover, a significant deterioration in the credit quality of one of our counterparties could lead to concerns about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk exposure, and increasing the losses, including mark-to-market losses, we could incur in our trading, clearing, and proprietary businesses.
Concentration of credit and market risk could increase the potential for significant losses.
We have exposure to increased levels of risk when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. We regularly monitor various segments of our portfolio exposures to assess potential concentration risks. Our efforts to diversify or hedge our credit portfolio against concentration risks may not be successful and any concentration of credit risk could increase the potential for significant losses in our credit portfolio. In addition, disruptions in the liquidity or transparency of the financial markets may result in our inability to sell, syndicate or realize upon securities, loans or other instruments or positions held by us, thereby leading to increased concentrations of such positions. These concentrations could expose us to losses if the mark-to-market value of the securities, loans or other instruments or positions decline causing us to take write downs. Moreover, the inability to reduce our positions not only increases the market and credit risks associated with such positions, but also increases the level of risk-weighted assets on our balance sheet, thereby increasing our capital requirements and funding costs, all of which could adversely affect our businesses’ operations and profitability.
Our framework for managing risks may not be effective in mitigating risk and loss to us.
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and fiduciary risk, reputational risk and private equity risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.
Our risk management strategies may not be effective because in a difficult or less liquid market environment other market participants may be attempting to use the same or similar strategies to deal with the difficult market conditions. In such circumstances, it may be difficult for us to reduce our risk positions due to the activity of such other market participants.
Our derivatives businesses may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses. Severe declines in asset values, unanticipated credit events, or unforeseen circumstances that may cause previously uncorrelated factors to become correlated may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a derivative instrument. In addition, certain of our derivative transactions require the physical settlement by delivery of securities, commodities or obligations that we do now own; if we are not able to obtain such securities, commodities or obligations within the required timeframe for delivery, this could cause us to forfeit payments otherwise due to us and could result in settlement delays, which could damage our reputation and ability to transact future business. In addition, many derivative transactions are not cleared and settled through a central clearinghouse or exchange, and they may not always be confirmed or settled by counterparties on a timely basis. In these situations, we are subject to heightened credit and operational risk, and in the event of a default, we may find the contract more difficult to enforce. Further, as new and more complex derivative products are created, disputes regarding the terms or the settlement procedures of the contracts could arise, which could force us to incur unexpected costs, including transaction and legal costs, and impair our ability to manage effectively our risk exposure from these products.
Many of our hedging strategies and other risk management techniques have a basis in historic market behavior, and all such strategies and techniques are based to some degree on management’s subjective judgment. For example, many models used by us are based on assumptions regarding correlations among prices of various asset classes or other market indicators. In times of market stress, such as occurred during 2008, or in the event of other unforeseen circumstances, previously uncorrelated indicators may become correlated, or conversely, previously correlated indicators may make unrelated movements. These sudden market movements or unanticipated or unidentified market or economic movements have in some circumstances limited the effectiveness of our risk management strategies, causing us to incur losses. In addition, as our businesses grow and the markets in which they operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. For example, there is the risk that the credit and market risks associated with new products or new business strategies may not be appropriately identified, monitored or managed. There can be no assurance that our risk management framework, including our underlying assumptions or strategies, will at all times be accurate and effective.
Our operations are subject to risk of loss from unfavorable economic, monetary, political, legal and other developments in the United States and around the world.
Our businesses and earnings are affected by the fiscal and other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies.
The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of financial assets that we hold, such as debt securities and mortgage servicing rights (“MSRs”). Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in Federal Reserve policies are beyond our control and, consequently, the impact of these changes on our activities and results of operations is difficult to predict.
Our businesses and revenue are also subject to the risks inherent in maintaining international operations and in investing and trading in securities of companies worldwide. These risks include, among others, risk of loss from the outbreak of hostilities or acts of terrorism and various unfavorable political, economic, legal or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, and changes in laws and regulations. Further, various countries in which we operate or invest, or in which we may do so in the future, have in the past experienced severe economic disruptions, including extreme currency fluctuations, high inflation, or low or negative growth, among other negative conditions. Crime, corruption, war or military actions, acts of terrorism and a lack of an established legal and regulatory framework are additional challenges in some of these countries, particularly in the emerging markets. Revenue from international operations and trading in non-U.S. securities may be subject to negative fluctuations as a result of the above considerations. The impact of these fluctuations could be accentuated as some trading markets are smaller, less liquid and more volatile than larger markets. Also, any of the above-mentioned events or circumstances in one country can and has in the past, affected our operations and investments in another country or countries. Any such unfavorable conditions or developments could have an adverse impact on our business and results of operations.
The emergence of a widespread health emergency or pandemic also could create economic or financial disruption that could negatively affect our revenue and operations or impair our ability to manage our businesses in certain parts of the world.
Our power generation and commodities activities are subject to extensive regulation, potential catastrophic events and environmental risks and regulation that may expose it to significant cost and liability.
We engage in power generation, and in connection with the commodities activities of our Investment Bank, we engage in the storage, transportation, marketing or trading of several commodities, including metals, agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, and related products and indices. As a result of these activities, we are subject to extensive and evolving energy, commodities, environmental, and other governmental laws and regulations. We expect laws and regulations affecting our power generation and commodities activities to expand in scope and complexity. We may incur substantial costs in complying with current or future laws and regulations and the failure to comply with these laws and regulations may result in substantial civil and criminal fines and penalties. In addition, liability may be incurred without regard to fault under certain environmental laws and regulations for remediation of contaminations. Our power generation and commodities activities also further exposes us to the risk of unforeseen and catastrophic events, including natural disasters, leaks, spills, explosions, release of toxic substances, fires, accidents on land and at sea, wars, and terrorist attacks that could result in personal injuries, loss of life, property damage, damage to our reputation and suspension of operations. In addition, our power generation activities are subject to disruptions, many of which are outside of our control, from the breakdown or failure of power generation equipment, transmission lines or other equipment or processes, and the contractual failure of performance by third-party suppliers or service providers, including the failure to obtain and deliver raw materials necessary for the operation of power generation facilities. We attempt to mitigate our risks, but our actions may not prove adequate to address every contingency. In addition, insurance covering some of these risks may not be available, and the proceeds, if any, from insurance recovery may not be adequate to cover liabilities with respect to particular incidents. As a result, our financial condition and results of operations may be adversely affected by such events.
We rely on our systems, employees and certain counterparties, and certain failures could materially adversely affect our operations.
Our businesses are dependent on our ability to process, record and monitor a large number of increasingly complex transactions. If any of our financial, accounting, or other data

Part I

processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect us.
If personal, confidential or proprietary information of customers or clients in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.
We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other damage to property or physical assets, or events arising from local or larger scale politics, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to us.
In a firm as large and complex as us, lapses or deficiencies in internal control over financial reporting may occur from time to time, and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation, regulatory fines or penalties or losses not covered by insurance.
We operate within a highly regulated industry and our business and results are significantly affected by the laws and regulations to which we are subject.
We operate within a highly regulated industry. We are subject to regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various other jurisdictions outside the U.S. in which we do business. These laws and regulations affect the type and manner in which we do business and may limit our ability to expand our product offerings, pursue acquisitions, or restrict the scope of operations and services provided.
Recent market and economic conditions have led to new legislation and numerous proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the United States. In response to such market and economic conditions, the United States government, particularly the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System, the FDIC, and foreign governments, have taken a variety of extraordinary measures designed to restore confidence in the financial markets, increase liquidity and to strengthen financial institutions. For example, on October 3, 2008 and on February 17, 2009, the EESA and the ARRA, respectively, were signed into law. These laws are intended to provide fiscal stimulus and stability to the U.S. economy, by among other things, permitting the U.S. Treasury to make direct investments in financial institutions pursuant to the Capital Purchase Program. There can be no assurance, however, as to the actual impact that these laws and their implementing regulations, or any other governmental program, will have on the financial markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market and economic conditions could continue to materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
Participation in current or future government programs adopted in response to recent market events and economic conditions may subject us to restrictions and additional oversight on the manner in which we operate our business. We are currently participating in the Capital Purchase Program, and under the terms of the program, as amended by the ARRA, the consent of the U.S. Treasury is required for us to, among other things, increase our common stock dividend from the amount of the last quarterly stock dividend declared by us prior to October 14, 2008 or, except in limited circumstances, repurchase our common stock or other preferred stock unless the Series K Preferred Stock that was issued to the U.S. Treasury under the Capital Purchase Program has been redeemed or the U.S. Treasury has transferred all of the Series K Preferred Stock to a third party. The ARRA also imposes restrictions on our ability to pay incentive compensation to certain of our employees. There can be no assurance that any additional restrictions imposed by reason of our participation in the Capital Purchase Program or other government programs will not have an adverse effect on our business, results of operations and financial condition.
New legislation and regulatory changes could cause business disruptions, result in significant loss of revenue, limit our ability to pursue business opportunities we might otherwise consider engaging in, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us or otherwise adversely affect our business. For example, on December 18, 2008, the Board of Governors of the Federal Reserve System adopted enhanced regulations for credit cards through amendments to Regulation Z, which implements the Truth-in-Lending Act, and also new regulations governing unfair or deceptive acts or practices under the Federal Trade Commission Act. These regulatory changes will require us to invest significant management attention and resources to make the necessary disclosure and system changes, and could adversely affect our business.
Additional legislation and regulations may by enacted or promulgated in the future, and we are unable to predict the form such legislation or regulation may take, or the degree to which we would need to modify our businesses or operations to comply with such legislation or regulation. For example, proposed legislation has been introduced in Congress that would amend to the Bankruptcy Code to permit modifications of certain mortgages that are secured by a Chapter 13 debtor’s principal residence. Proposed legislation has also been introduced in Congress that would, among other things, prescribe when interest can be charged on revolving credit card accounts, prescribe when and how interest rates can be increased, limit events of default that can result in interest rate increases on existing balances, restrict the imposition of certain fees, require a specified cutoff hour when payments must be credited to accounts, prescribe how payments must be allocated to outstanding balances on accounts and restrict the issuance of credit cards for persons under 21 years of age except in certain circumstances. There can be no assurance that if any such legislation were enacted that it would not have an adverse effect on our business, results of operations or financial condition.
If we do not comply with the legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers or to maintain access to capital markets, which could adversely affect our financial condition.

We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
We are named as a defendant or are otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. Actions brought against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operation, or cause us serious reputational harm. As a participant in the financial services industry, it is likely we will continue to experience a high level of litigation and regulatory scrutiny and investigations related to our businesses and operations.
There is increasing competition in the financial services industry which may adversely affect our results of operations.
We operate in a highly competitive environment and we expect competitive conditions to continue to intensify as continued merger activity in the financial services industry produces larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. Consolidations in the financial services industry increased substantially during 2008, as several major U.S. financial institutions merged, were forced to sell assets and, in some cases failed.
We also face an increasing array of competitors. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, hedge funds, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and Internet-based financial solutions, including electronic securities trading. Our businesses generally compete on the basis of the quality and variety of our products and services, transaction execution, innovation, reputation and price. Ongoing or increased competition in any one or all of these areas may put downward pressure on prices for our products and services or may cause us to lose market share. Increased competition also may require us to make additional capital investment in our businesses in order to remain competitive. These investments may increase expense or may require us to extend more of our capital on behalf of clients in order to execute larger, more competitive transactions. There can be no assurance that the significant and increasing competition in the financial services industry will not materially adversely affect our future results of operations.
Our acquisitions and the integration of acquired businesses may not result in all of the benefits anticipated.
We have in the past and may in the future seek to grow our business by acquiring other businesses. There can be no assurance that our acquisitions will have the anticipated positive results, including results relating to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; the overall performance of the combined entity; or an improved price for our common stock. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our operations or results.
Given the continued market volatility and uncertainty, we may continue to experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired in the merger (the “Bear Stearns merger”) by and among JPMorgan Chase and The Bear Stearns Companies Inc. (“Bear Stearns”) and in connection with the acquisition of Washington Mutual Bank’s (“Washington Mutual”) banking operations (the “Washington Mutual transaction”) that could negatively affect our financial condition and results of operations in the future. There is no assurance that as our integration efforts continue in connection with these transactions, other unanticipated costs or losses will not be incurred.
Acquisitions may also result in business disruptions that cause us to lose customers or cause customers to remove their accounts from us and move their business to competing financial institutions. It is possible that the integration process related to acquisitions could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with clients, customers, depositors and employees. The loss of key employees in connection with an acquisition could adversely affect our ability to successfully conduct our business.
Damage to our reputation could damage our businesses.
Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior, and the activities of customers and counterparties. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects.
We could suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to deal with us, or give rise to litigation or enforcement actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

Part I

Our ability to attract and retain qualified employees is critical to the success of our business and failure to do so may materially adversely affect our performance.
Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. The executive compensation restrictions currently, or that may in the future may be, imposed on us as a result of our participation in the Capital Purchase Program or other government programs, may adversely affect our ability to attract and retain qualified senior management and employees. If we are unable to continue to retain and attract qualified employees, our performance, including our competitive position, could be materially adversely affected.
Our financial statements are based in part on assumptions and estimates which, if wrong, could cause unexpected losses in the future.
Pursuant to accounting principles generally accepted in the United States of America, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigations and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.
For example, we make judgments in connection with our consolidation analysis of SPEs. If it is later determined that non-consolidated SPEs should be consolidated, this could negatively affect our Consolidated Balance Sheets, related funding requirements, capital ratios and, if the SPEs’ assets include unrealized losses, could require us to recognize those losses.
Certain of our financial instruments, including trading assets and liabilities, available-for-sale securities, certain loans, MSRs, private equity investments, structured notes and certain repurchase and resale agreements, among other items, require a determination of their fair value in order to prepare our financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment and could lead to declines in our earnings.
ITEM 1B: UNRESOLVED SEC STAFF COMMENTS
None.
ITEM 2: PROPERTIES
JPMorgan Chase’s headquarters is located in New York City at 270 Park Avenue, which is a 50-story office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of space. The building is currently undergoing a major renovation in five stages. The design seeks to attain the highest sustainability rating for renovations of existing buildings under the Leadership in Energy and Environmental Design (“LEED”) Green Building Rating System. The renovation of the top 15 floors is complete. By year-end 2009, the next 19 floors are expected to be complete and the mechanical infrastructure refresh will be substantially complete with the other stages to follow in the multi-year program.
In connection with the Bear Stearns merger, JPMorgan Chase acquired 383 Madison Avenue in New York City, a 45-story, 1.1 million square-foot office building on land which is subject to a ground lease for an additional 88 years. This building serves as the U.S. headquarters of JPMorgan Chase’s Investment Bank.
In total, JPMorgan Chase owned or leased approximately 13.0 million square feet of commercial office space and retail space in New York City at December 31, 2008. JPMorgan Chase and its subsidiaries also own or lease significant administrative and operational facilities in Houston and Dallas, Texas (4.8 million square feet); Chicago, Illinois (4.0 million square feet); Columbus, Ohio (2.7 million square feet); Seattle, Washington (1.6 million square feet); Phoenix, Arizona (1.4 million square feet); Jersey City, New Jersey (1.2 million square feet); San Francisco, California (1.1 million square feet); Wilmington, Delaware (1.0 million square feet); Tampa, Florida (1.0 million square feet); San Antonio, Texas (1.0 million square feet); and 5,474 retail branches in 23 states. At December 31, 2008, the Firm occupied approximately 75.9 million total square feet of space in the United States.

At December 31, 2008, the Firm managed and occupied approximately 3.8 million total square feet of space in the United Kingdom, Europe, Middle East and Africa. In the United Kingdom, JPMorgan Chase leased approximately 2.6 million square feet of office space and owned a 360,000 square-foot operations center at December 31, 2008.
In 2008, JPMorgan Chase acquired a 999-year leasehold interest in land at Canary Wharf, London. It is intended to be the future site for construction of a new European headquarters building, which can contain up to approximately 1.9 million square feet of space and have up to five trading floors of approximately 80,000 square feet each. JPMorgan Chase, by agreement with the developer, has the ability to defer commencement of the main construction through at least October 2010. The building design will strive to achieve the highest possible environmental efficiency rating.
In addition, JPMorgan Chase and its subsidiaries occupy offices and other administrative and operational facilities in the Asia Pacific region, Latin America and Canada under various types of ownership and leasehold agreements, aggregating approximately 3.2 million total square feet of space at December 31, 2008. The properties occupied by JPMorgan Chase are used across all of the Firm’s business segments and for corporate purposes.
JPMorgan Chase continues to evaluate its current and projected space requirements and may determine from time to time that certain of its premises and facilities are no longer necessary for its operations. There is no assurance that the Firm will be able to dispose of any such excess premises or that it will not incur charges in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. For a discussion of occupancy expense, see the Consolidated Results of Operations discussion on pages 33–37.
ITEM 3: LEGAL PROCEEDINGS
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006 and March 14, 2008 (the “Class Period”). The actions, originally commenced in several United States District Courts, allege that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. In connection with these allegations, the complaints assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Separately, several individual shareholders of Bear Stearns have commenced or threatened to commence arbitration proceedings and lawsuits asserting claims similar to those in the putative class actions.
In addition, Bear Stearns and certain of its former officers and/or directors have also been named as defendants in a number of putative class actions commenced in the United States District Court for the Southern District of New York purporting to represent the interests of participants in the Bear Stearns Employee Stock Ownership Plan (“ESOP”) during the time period of December 2006 through the date of the complaints. These actions allege defendants breached their fiduciary duties to plaintiffs and to the other participants and beneficiaries of the ESOP by (a) failing to prudently manage the ESOP’s investment in Bear Stearns securities; (b) failing to communicate fully and accurately about the risks of the ESOP’s investment in Bear Stearns stock; (c) failing to avoid or address alleged conflicts of interest; and (d) failing to monitor those who managed and administered the ESOP. In connection with these allegations, each plaintiff asserts claims for violations under various sections of the Employee Retirement Income Security Act (“ERISA”) and seeks reimbursement to the ESOP for all losses, an unspecified amount of monetary damages and imposition of a consecutive trust.
Furthermore, former members of Bear Stearns’ Board of Directors and certain of Bear Stearns’ former executive officers have been named as defendants in two purported shareholder derivative suits, each of which was commenced in the United States District Court for the Southern District of New York. Bear Stearns was named as a nominal defendant in both actions. By court order dated February 14, 2008, the actions were consolidated. A consolidated amended complaint was filed on March 3, 2008, asserting claims for breach of fiduciary duty, violations of federal securities laws, waste of corporate assets and gross mismanagement, unjust enrichment, abuse of control and indemnification and contribution in connection with the losses sustained by Bear Stearns as a result of its purchases of sub-prime loans and certain repurchases of its own common stock. Certain individual defendants are also alleged to have sold their holdings of Bear Stearns common stock while in possession of material nonpublic information. The amended complaint seeks compensatory damages in an unspecified amount and an order directing Bear Stearns to improve its corporate governance procedures.
On August 18, 2008, the Judicial Panel on Multidistrict Litigation (“MDL Panel”) issued a Transfer Order joining for pre-trial purposes before the United States District Court for the Southern District of New York all then-pending securities and ERISA actions, as well as any later-filed actions, making allegations concerning “whether Bear Stearns and certain of its current and former officers and directors knowingly made material misstatements or omissions concerning the company’s financial health that misled investors and caused investor losses when the company’s stock price fell in March 2008.” The consolidated shareholders’ derivative lawsuit was also the subject of the Transfer order. All such actions were assigned to District Judge Robert Sweet. By order dated January 5, 2009, District Judge Sweet ordered the various putative securities class actions to be consolidated, and ordered that the putative ERISA class actions be separately consolidated. The Court also appointed lead plaintiffs and lead plaintiffs’ counsel in both consolidated actions and appointed lead plaintiffs’ counsel in the consolidated shareholder derivative action.
Bear Stearns Merger Litigation. Seven putative class actions (five that were commenced in New York and two that were commenced in Delaware) were consolidated in New York State Court in Manhattan under the caption In re Bear Stearns Litigation. Bear Stearns, as well as its former directors and certain of its former executive officers, were named as defendants. JPMorgan Chase was also named as a defendant. The actions, which were filed in the Supreme Court of the New York State

Part I

Court, allege, among other things, that the individual defendants breached their fiduciary duties and obligations to Bear Stearns’ shareholders by agreeing to the proposed merger. The Firm was alleged to have aided and abetted the alleged breaches of fiduciary duty; breached its fiduciary duty as controlling shareholder/controlling entity; tortuously interfered with the Bear Stearns shareholders’ voting rights; and was also alleged to have been unjustly enriched. Plaintiffs initially sought to enjoin the proposed merger and enjoin the Firm from voting certain shares acquired by the Firm in connection with the proposed merger. The plaintiffs subsequently informed the Court that they were withdrawing that motion but amended the consolidated complaint to pursue claims, which included a claim for an unspecified amount of compensatory damages. In December 2008, the court ruled in favor of us and other defendants on our and their motion for summary judgment. As a result, the case has been dismissed pending the plaintiff’s appeal from the summary judgment ruling.
Municipal Derivatives Investigation and Antitrust Litigation. The New York field office of the Department of Justice’s Antitrust Division and the Philadelphia Office of the SEC have been conducting parallel investigations of JPMorgan Chase and Bear Stearns for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. The principal focus of the investigations to date has been the period 2001 to 2005. A group of state attorney generals and the OCC also opened investigations into the same underlying conduct. JPMorgan Chase has been cooperating with those investigations and has produced documents and other information.
On March 18, 2008, the Philadelphia Office of the SEC provided to JPMorgan Securities a Wells Notice that it intended to bring civil charges in connection with its investigations. JPMorgan Securities has responded to that Wells Notice. It also responded to a separate Wells Notice that that Office provided to Bear, Stearns & Co. Inc. (now known as J.P. Morgan Securities Inc.) on February 1, 2008.
In addition, beginning in March 2008, purported class action lawsuits and individual actions have been filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers involved in the market for a variety of financial instruments related to municipal bonds and referred to collectively by plaintiffs as “municipal derivatives” (the “Municipal Derivatives Actions”), for alleged antitrust violations in connection with the bidding or sale of “municipal derivatives.” The MDL Panel ordered the antitrust actions relating to “municipal derivatives” coordinated for pretrial proceedings in the United States District Court for the Southern District of New York (the “MDL court”). On August 22, 2008, certain class plaintiffs filed a consolidated class action complaint alleging violations of Section 1 of the Sherman Act based on the alleged conspiracy described above. On October 21, 2008, defendants filed a joint motion to dismiss the consolidated class action complaint. The MDL court declined to stay discovery pending disposition of the motions to dismiss.
There are a number of other actions that are proceeding separately from the consolidated class action complaint. These include purported class actions under the Sherman Act and California state law as well as individual actions that state claims solely under California state law. In addition, there are several actions that have been noticed as a tag-along action to the MDL Panel and are awaiting transfer to the MDL court.
Bear Stearns Hedge Fund Matters. Bear Stearns, certain of its current or former subsidiaries, including Bear Stearns Asset Management, Inc. (“BSAM”) and Bear Stearns & Co. Inc., and certain current or former employees have been named as defendants (“Bear Stearns defendants”) in a number of actions relating to the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the “High Grade Fund”) and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd. (the “Enhanced Leverage Fund”) (collectively, the “Funds”). BSAM served as investment manager for both of the Funds, which were organized such that there were U.S. and Cayman Islands “feeder funds” that invested substantially all their assets, directly or indirectly, in the Funds. The Funds are in liquidation.
The Bear Stearns defendants have been sued in five civil actions in United States District Court for the Southern District of New York. The Joint Voluntary Liquidators of the Cayman Islands feeder funds has filed a complaint asserting claims for, among other things, fraud, breach of fiduciary duty, breach of contract, recklessness, gross negligence, negligence, and unjust enrichment. Also joining the Liquidators as plaintiffs are two purported investors in the U.S. feeder funds. In addition to individual claims, these two plaintiffs purport to assert derivative actions with the U.S. feeder funds as nominal defendants and seek damages of not less than $1.5 billion, unspecified punitive damages, costs, and fees. Two purported class action lawsuits have been filed on behalf of purchasers of partnership interests in the High Grade and Enhanced Leverage U.S. feeder funds, respectively. In each such action, the plaintiff has asserted claims for, among other things, breach of fiduciary duty. The class action complaints also purport to assert derivative actions with the High Grade and Enhanced Leverage U.S. feeder funds as nominal defendants. The relief being sought by these plaintiffs is unspecified damages, costs and fees. In addition, Bank of America and Banc of America Securities LLC (together “BofA”) have filed a lawsuit in United States District Court for the Southern District of New York alleging breach of contract and fraud in connection with a May 2007 $4 billion dollar securitization, known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation (“CDO”) holdings that were purchased by BofA from the High Grade Fund and the Enhanced Leverage Fund. The Bear Stearns defendants have filed motions to dismiss each of the four civil actions described above. Finally, in connection with its investment and other transactions related to the Enhanced Leverage Fund, Barclays Bank brought an action asserting claims for, among other things, fraud, fraudulent concealment, breach of fiduciary duty, and negligent misrepresentation. On February 10, 2009, Barclays filed a notice of dismissal of that action against all defendants.
In addition, one or more Bear Stearns defendants have been named as parties in multiple FINRA arbitrations initiated by investors in the Funds. The relief being sought by the claimants in these matters is compensatory damages, unspecified punitive damages, costs and expenses.

BSAM and its affiliates have also been contacted by, and have received requests for information and documents from, various federal and state regulatory and law enforcement authorities as part of their investigations regarding the Funds, including the SEC, the United States Attorney’s Office for the Eastern District of New York and the Securities Division of the Commonwealth of Massachusetts (the “Massachusetts Securities Division”). On November 14, 2007, the Massachusetts Securities Division filed an administrative complaint against BSAM alleging that BSAM violated multiple provisions of the Massachusetts Securities Act by failing to adequately disclose and/or manage conflicts of interest related to procedures for related party transactions. BSAM submitted an Offer of Settlement to resolve this matter that was accepted by the Massachusetts Securities Division, and then resolved through a Consent Order filed on November 13, 2008.
Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in a number of lawsuits arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). Several actions and other proceedings against the Firm have been resolved, including adversary proceedings brought by Enron’s bankruptcy estate. In addition, the Firm resolved the lead class action litigation brought on behalf of the purchasers of Enron securities, captioned Newby v. Enron Corp., for approximately $2.2 billion (pretax), which the Firm funded on October 16, 2008.
The Newby settlement does not resolve Enron-related actions filed separately by plaintiffs who opted out of the class action or by certain plaintiffs who are asserting claims not covered by that action. Some of these other actions have been dismissed or settled separately. The remaining Enron-related actions include three actions against the Firm by plaintiffs who were bank lenders or claim to be successors-in-interest to bank lenders who participated in Enron credit facilities co-syndicated by the Firm; individual actions by Enron investors, creditors and counterparties; and a third-party action brought by a defendant in an Enron-related case seeking apportionment of responsibility and contribution under Texas state law against JPMorgan Chase and other defendants. Plaintiffs in the bank lender cases have moved for partial summary judgment, and JPMorgan Chase has moved for summary judgment and/or partial judgment on the pleadings. The three bank lender cases have been transferred to the United States District Court for the Southern District of New York.
In March 2006, two plaintiffs filed complaints in New York Supreme Court against JPMorgan Chase alleging breach of contract, breach of implied duty of good faith and fair dealing and breach of fiduciary duty based upon the Firm’s role as Indenture Trustee in connection with two indenture agreements between JPMorgan Chase and Enron. The Firm removed both actions to the United States District Court for the Southern District of New York. The federal court dismissed one of these cases and remanded the other to New York State court. JPMorgan Chase filed a motion to dismiss plaintiffs’ amended complaint in State court on May 24, 2007, which was denied. JPMorgan Chase appealed, and on December 23, 2008, the Supreme Court, Appellate Division for the First Department reversed the trial court’s order, dismissing plaintiffs’ complaint. Plaintiffs have moved for leave to further appeal this ruling.
In a purported, consolidated class action lawsuit by JPMorgan Chase stockholders alleging that the Firm issued false and misleading press releases and other public documents relating to Enron in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, the United States District Court for the Southern District of New York dismissed the lawsuit in its entirety without prejudice in March 2005. Plaintiffs filed an amended complaint in May 2005. The Firm moved to dismiss the amended complaint, which the Court granted with prejudice on March 28, 2007. Plaintiffs appealed the dismissal. On January 21, 2009, the United States Court of Appeals for the Second Circuit affirmed the trial court’s dismissal of the action.
A putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan alleges claims under ERISA for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers. In August 2005, the United States District Court for the Southern District of New York denied plaintiffs’ motion for class certification and ordered some of plaintiffs’ claims dismissed. In September 2005, the Firm moved for summary judgment seeking dismissal of this ERISA lawsuit in its entirety, and in September 2006, the Court granted summary judgment in part, and ordered plaintiffs to show cause as to why the remaining claims should not be dismissed. On December 27, 2006, the Court dismissed the case with prejudice. Plaintiffs appealed the dismissal. On December 24, 2008, the United States Court of Appeals for the Second Circuit reversed the trial court’s dismissal and remanded the case back to the District Court for further proceedings.
IPO Allocation Litigation. Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries were named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York alleging improprieties in the allocation of securities in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. They also claim violations of securities laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings (“IPOs”) and alleged market manipulation with respect to aftermarket transactions in the offered securities. The securities lawsuits allege, among other things, misrepresentation and market manipulation of the aftermarket trading for these offerings by tying allocations of shares in IPOs to undisclosed excessive commissions paid to the underwriter defendants, including JPMorgan Securities, and to required aftermarket purchase transactions by customers who received allocations of shares in the respective IPOs, as well as allegations of misleading analyst reports. Bear, Stearns & Co., Inc. is named as a defendant in 95 of the pending IPO securities cases. Antitrust lawsuits based on similar allegations have been dismissed with prejudice.
The District Court denied a motion to dismiss in all material respects relating to the underwriter defendants and generally granted plaintiffs’ motion for class certification in six “focus cases.” The U.S. Court of Appeals for the Second Circuit reversed the District Court’s order granting class certification, denied plaintiffs’ applications for rehear-

Part I

ing and rehearing en banc, and remanded. On August 14, 2007, plaintiffs amended their complaints in the six “focus cases” as well as their master allegations for all such cases to reflect new class-related allegations. On September 27, 2007, plaintiffs filed a new motion for class certification in the District Court, and on November 14, 2007, JPMorgan Securities and the other defendants moved to dismiss the amended complaints. Following a mediation, a settlement in principle has been reached, subject to negotiation of definitive documentation and court approval. It has now been publicly reported by others that the aggregate total of the amounts agreed to be paid by or on behalf of all issuer and underwriter defendants, including Lehman Brothers, Inc., which is now in bankruptcy proceedings, totaled $610 million. JPMorgan Securities’ share of the settlement will not have a material adverse effect on the consolidated financial condition of the Firm.
JPMorgan Securities is also among numerous underwriting firms named as defendants in a number of complaints filed commencing October 3, 2007, in the United States District Court for the Western District of Washington under Section 16(b) of the Securities and Exchange Act of 1934 in connection with the IPO of securities for 23 issuers. Bear Stearns was named in complaints in connection with four issuers. Motions to dismiss have been fully briefed but have not been decided by the Court.
Interchange Litigation. On June 22, 2005, a group of merchants filed a putative class action complaint in the United States District Court for the District of Connecticut. The complaint alleged that VISA, MasterCard, Chase Bank USA, N.A., and JPMorgan Chase, as well as certain other banks, and their respective bank holding companies, conspired to set the price of credit card interchange fees in violation of Section 1 of the Sherman Act. The complaint further alleged tying/bundling and exclusive dealing. Since the filing of the Connecticut complaint, other complaints were filed in different United States District Courts challenging the setting of interchange, as well as the card associations’ respective rules. All cases have been consolidated in the Eastern District of New York for pretrial proceedings. An amended consolidated class action complaint was filed on April 24, 2006, that incorporated the interchange claims, described the alleged anticompetitive effects of card associations’ rules and extended claims beyond credit to debit cards. Defendants filed a motion to dismiss all claims that predated January 1, 2004. On January 8, 2008, the Court granted the motion to dismiss these claims. On January 30, 2009, a second amended consolidated class action complaint was served. The basic theories of the complaint remain the same. Fact discovery has closed, and expert discovery in the case is ongoing. The plaintiffs have filed a motion seeking class certification, and the defendants have opposed that motion. The Court has not yet ruled on the class certification motion.
In addition to the consolidated class action complaint, plaintiffs filed supplemental complaints challenging the MasterCard and Visa IPOs. With respect to MasterCard, plaintiffs first filed a supplemental complaint in May 2006 alleging that the offering violated Section 7 of the Clayton Act and Section 1 of the Sherman Act and that the offering was a fraudulent conveyance. Defendants filed a motion to dis-
miss both of those claims. After the issues were fully briefed, on November 25, 2008, the District Court dismissed the supplemental complaint with leave to replead. On January 30, 2009, the plaintiffs filed and served an amended supplemental complaint again challenging the MasterCard IPO, making antitrust claims similar to those that were set forth in the original supplemental complaint, as well as the fraudulent conveyance claim. With respect to the Visa IPO, on January 30, 2009, the plaintiffs filed a supplemental complaint challenging the Visa IPO on antitrust theories parallel to those articulated in the MasterCard IPO pleading.
Mortgage-Backed Securities Litigation. JPMorgan Securities, J.P. Morgan Acceptance Corp I (“JPMAC”) and 32 trusts that issued Mortgage Pass-Through Certificates and Asset-Backed Pass-Through Certificates, for which JPMorgan Securities served as underwriter and JPMAC as depositor, as well as certain officers and/or directors of JPMAC, are defendants in a purported class action suit commenced on March 26, 2008, in State court in New York. The suit was subsequently removed by defendants to the United States District Court for the Eastern District of New York. Plaintiffs, two employee benefit plans, assert claims for violations of the federal securities laws alleging that the disclosures in the offering materials for the certificates issued by the 32 trusts contained material misstatements and omissions, particularly as to mortgage origination standards and the risk profile of the investment. The complaint seeks unspecified damages and rescission. Pursuant to a stipulation among the parties, plaintiffs are to serve an amended complaint by March 9, 2009.
A purported class action suit was commenced on August 20, 2008, against Bear, Stearns & Co. Inc. and certain of its subsidiaries and former employees in New York Supreme Court on behalf of purchasers of certificates issued in an offering of Mortgage Loan Pass-Through Certificates. JPMorgan Chase is also named as a defendant solely in its alleged capacity as successor-in-interest to Bear, Stearns & Co. Inc. Plaintiff also asserts claims for violations of the federal securities laws, claiming the offering materials for the certificates allegedly contained material misstatements and omissions with respect to, among other things, mortgage origination standards and the risk profile of the investment. Plaintiff seeks recovery of unspecified compensatory damages and rescission. The defendants have removed this action to the District Court for the Southern District of New York.
Two purported nationwide class actions alleging violations of the federal securities laws in connection with the sale of mortgage-backed securities have also been brought against Washington Mutual Bank and certain of its former subsidiaries by three employee retirement plans. The first case (the “State-Filed Action”) was filed in the Superior Court of the State Washington, County of King on August 4, 2008, against Washington Mutual Bank; three former Washington Mutual Bank subsidiaries that are now subsidiaries of JPMorgan Chase Bank, N.A. (WaMu Asset Acceptance Corp., WaMu Capital Corp., Washington Mutual Mortgage Securities Corp.); and four former Washington Mutual Bank employees (some of whom are now JPMorgan Chase employees). The plaintiffs in this case allege that defendants made false and misleading statements and omissions relating to mortgage origination and underwriting standards in offering materials for Mortgage Pass-Through certificates, backed by pools of Washington Mutual Bank-originated, first-lien, prime mortgages. Plaintiffs also allege that defendants failed to disclose Washington Mutual Bank’s alleged coercion of or collusion with appraisal vendors to inflate appraisal valuations and thus misrepresented the loan-to-value ratios of, and the adequacy of appraisals supporting, the loans in the pools. On January 28, 2009, the state court issued an order substituting the FDIC as defendant for Washington Mutual Bank. On January 29, 2009, the FDIC removed this action to the United States District Court for the Western District of Washington. On February 5, 2009, the FDIC moved to stay the State-Filed Action pending completion of the FDIC’s administrative review of plaintiff’s claims.
The second case (the “Federal-Filed Action”) filed on January 12, 2009, is pending in the United States District Court for the Western District of Washington in Seattle against Washington Mutual Bank, WaMu Asset Acceptance Corp., WaMu Capital Corp., the same individuals named in the State-Filed Action, and 19 securitization trusts. The plaintiff in the Federal-Filed Action makes similar allegations to the State-Filed Action, but does not specifically challenge defendants’ appraisal practices. On February 10, 2009, the Court in the Federal-Filed Action ordered that the FDIC be substituted as defendant for Washington Mutual Bank. On February 12, 2009, the FDIC moved to dismiss it from the Federal-Filed Action without prejudice because plaintiffs failed to exhaust administrative remedies before filing their lawsuit. On February 19, 2009, the non-FDIC defendants moved in the Federal-Filed Action to consolidate that action with the State-Filed Action.
EMC Mortgage Corporation (“EMC”), a subsidiary of JPMorgan Chase, has been named as a defendant in an action commenced on November 5, 2008, in the United States District Court for the Southern District of New York, by Ambac Assurance Corp., a mono-line bond insurer that guaranteed payment on certain classes of mortgage-backed securities issued by EMC. This lawsuit involves four EMC securitizations. Plaintiff claims the loans that served as collateral for the four transactions had origination defects that purportedly violate certain representations and warranties given by EMC to plaintiff and that EMC has breached the relevant agreements between the parties by failing to repurchase allegedly defective mortgage loans. Plaintiff seeks unspecified damages and an order compelling EMC to repurchase individual loans that are allegedly in breach of EMC’s representations and warranties.
In addition, the Firm has been named as a defendant in its capacity as an underwriter for other issuers in other litigation involving mortgage-backed securities.
Auction-Rate Securities Investigations and Litigation. Beginning in March 2008, several regulatory authorities initiated investigations of a number of industry participants, including the Firm, concerning possible state and federal securities law violations in connection with the sale of auction-rate securities. The market for many such securities had frozen and a significant number of auctions for those securities began to fail in February 2008. Multiple state and federal agencies, including the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Attorney General of the State of New York, the State of Florida Office of Financial Regulation, on behalf of the North American Securities
Administrators Association (“NASAA”), and the Massachusetts Attorney General, have either requested information from JPMorgan Chase or issued subpoenas to JPMorgan Chase regarding the activities of its affiliates with respect to auction-rate securities.
On August 13, 2008, the Firm, on behalf of itself and affiliates, agreed to a settlement in principle with the New York Attorney General’s Office which provided, among other things, that the Firm would offer to purchase at par certain auction-rate securities purchased from JPMorgan Securities, Chase Investment Services Corp. and Bear, Stearns & Co. Inc. by individual investors, charities, and small- to medium-sized businesses with account values of up to $10 million no later than November 12, 2008. On August 14, 2008, the Firm agreed to a substantively similar settlement in principle with the Office of Financial Regulation for the State of Florida and NASAA Task Force, which agreed to recommend approval of the settlement to all remaining states, Puerto Rico and the U.S. Virgin Islands. The agreements in principle provide for the payment of penalties totaling $25 million to New York and the other states.
JPMorgan Chase is currently in the process of negotiating final settlement documentation with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida. JPMorgan Chase has cooperated, and will continue to cooperate, with the ongoing SEC’s investigation.
On October 17, 2008, following an investigation by FINRA into auction-rate securities practices of WaMu Investments Inc., a former Washington Mutual Bank subsidiary acquired by the Firm in the Washington Mutual transaction. WaMu Investments, Inc. resolved the matter by submitting a Letter of Acceptance, Waiver and Consent to FINRA. Without admitting or denying the findings, WaMu Investments, Inc. consented to findings by FINRA that it violated certain NASD Rules relating to communications with the public and supervisory procedures and, among other things, agreed to offer to purchase at par auction-rate securities purchased by certain WaMu Investments, Inc. customers and to pay a fine of $250,000.
The Firm is the subject of two putative securities class actions in the United States District Court for the Southern District of New York and a number of individual arbitrations and lawsuits relating to the Firm’s sales of auction-rate securities. Each complaint alleges that JPMorgan Chase marketed auction-rate securities as safe, liquid, short-term investments although it knew that auction-rate securities were long-dated debt instruments. The complaints also allege that JPMorgan Chase and other broker-dealers artificially supported the auction-rate securities market and that JPMorgan Chase knew that the market would become illiquid if the firms stopped supporting the auctions but did not disclose this fact to investors. Each of the named plaintiffs in these actions accepted JPMorgan Chase’s buy-back offer as part of its settlement with the regulatory agencies and no longer owns any auction-rate securities. Judge Berman of the United States District Court for the Southern District of New York consolidated the two putative securities class actions and appointed lead plaintiffs and lead counsel involving the sale of auction-rate securities. One of the groups of plaintiffs previously seeking lead

Part I

plaintiff status filed a motion for reconsideration of the Court’s order. The motion for reconsideration has been fully briefed and is pending before the Court.
Additionally, the Firm is the subject of two putative antitrust class actions in the United States District Court for the Southern District of New York, which actions allege that the Firm, in collusion with numerous other financial institution defendants, entered into an unlawful conspiracy in violation of Section 1 of the Sherman Act. Specifically, the complaints allege that defendants acted collusively to maintain and stabilize the auction-rate securities market and similarly acted collusively in withdrawing their support for the auction-rate securities market in February 2008. JPMorgan Chase and the other defendants filed a joint motion to dismiss both actions. Plaintiffs’ opposition to the motion is due on March 19, 2009.
In addition to the various cases, proceedings and investigations discussed above, JPMorgan Chase and its subsidiaries are named as defendants or otherwise involved in a number of other legal actions and governmental proceedings arising in connection with their businesses. Additional actions, investigations or proceedings may be initiated from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the Firm’s consolidated financial condition. However, in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Executive officers of the registrant

Name	Age (at December 31, 2008)	Positions and offices

James Dimon	52
Chairman of the Board since December 31, 2006, and President and Chief Executive Officer since December 31, 2005. He had been President and Chief Operating Officer from July 1, 2004, until December 31, 2005. Prior to the merger between JPMorgan Chase & Co. and Bank One Corporation (the “Merger”), he had been Chairman and Chief Executive Officer of Bank One Corporation.

Frank J. Bisignano	49	Chief Administrative Officer since December 2005. Prior to joining JPMorgan Chase, he had been Chief Executive Officer of Citigroup Inc.’s Global Transaction Services.

Steven D. Black	56	Co-Chief Executive Officer of the Investment Bank since March 2004, prior to which he had been Deputy Head of the Investment Bank.

Michael J. Cavanagh	42
Chief Financial Officer since September 2004, prior to which he had been Head of Middle Market Banking. Prior to the Merger, he had been Chief Administrative Officer of Commercial Banking and Chief Operating Officer of Middle Market Banking at Bank One Corporation.

Stephen M. Cutler	47
General Counsel since February 2007. Prior to joining JPMorgan Chase, he was a partner and co-chair of the Securities Department at the law firm of WilmerHale since October 2005. Prior to joining WilmerHale, he had been Director of the Division of Enforcement at the U.S. Securities and Exchange Commission since October 2001.

William M. Daley	60	Head of Corporate Responsibility since June 2007 and Chairman of the Midwest Region since May 2004. Prior to joining JPMorgan Chase, he had been President of SBC Communications.

Parts I and II

Ina R. Drew	52	Chief Investment Officer since February 2005, prior to which she was Head of Global Treasury.

Samuel Todd Maclin	52	Head of Commercial Banking since July 2004, prior to which he had been Chairman and CEO of the Texas Region and Head of Middle Market Banking.

Jay Mandelbaum	46	Head of Strategy and Business Development. Prior to the Merger, he had been Head of Strategy and Business Development since September 2002 at Bank One Corporation.

Heidi Miller	55	Chief Executive Officer of Treasury & Securities Services. Prior to the Merger, she had been Chief Financial Officer at Bank One Corporation.

Charles W. Scharf	43	Chief Executive Officer of Retail Financial Services. Prior to the Merger, he had been Head of Retail Banking at Bank One Corporation.

Gordon A. Smith	50
Chief Executive Officer of Card Services since June 2007. Prior to joining JPMorgan Chase, he was with American Express Company for more than 25 years. From August 2005 until June 2007, he was president of American Express’ global commercial card business. Prior to that, he was president of the consumer card services group and was responsible for all consumer card products in the U.S.

James E. Staley	52	Chief Executive Officer of Asset Management.

William T. Winters	47	Co-Chief Executive Officer of the Investment Bank since March 2004, prior to which he had been Deputy Head of the Investment Bank and Head of Credit & Rate Markets.

Barry L. Zubrow	55
Chief Risk Officer since November 2007. Prior to joining JPMorgan Chase, he was a private investor and has been Chairman of the New Jersey Schools Development Authority since March 2006; prior to November 2003 he held a variety of positions at The Goldman Sachs Group, including Chief Administrative Officer from 1999.

Unless otherwise noted, during the five fiscal years ended December 31, 2008, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase or its predecessor institution, Bank One Corporation prior to the Merger. There are no family relationships among the foregoing executive officers.
Part II
ITEM 5: MARKET FOR REGISTRANT’S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
The outstanding shares of JPMorgan Chase common stock are listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock on the New York Stock Exchange for the last two years, see the section entitled “Supplementary information – Selected quarterly financial data (unaudited)” on page 217. For a comparison of the cumulative total return for JPMorgan Chase common stock with the comparable total return of the S&P 500 Index and the S&P Financial Index over the five-year period ended December 31, 2008, see “Five-year stock performance,” on page 27.
On February 23, 2009, the Board of Directors reduced the Firm's quarterly common stock dividend from $0.38 to $0.05 per share, effective for the dividend payable April 30, 2009 to shareholders of record on April 6, 2009. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.38 for each quarter of 2008 and the second, third and fourth quarters of 2007, and $0.34 per share for the first quarter of 2007 and for each quarter of 2006. The common dividend payout ratio, based upon reported net income, was 114% for 2008, and 34% for both 2007 and 2006. For a discussion of restrictions on dividend payments, see Note 24 on pages 193–194 and for additional information regarding the reduction of the dividend, see page 32.
At January 31, 2009, there were 233,908 holders of record of JPMorgan Chase common stock.
On April 17, 2007, the Board of Directors authorized the repurchase of up to $10.0 billion of the Firm’s common shares, which supercedes an $8.0 billion repurchase program approved in 2006. The $10.0 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual number of shares repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables, may be executed through open market purchases or privately negoti-

Part II

ated transactions, or utilizing a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, and may be suspended at any time. A Rule 10b5-1 repurchase plan allows the Firm to repurchase shares during periods when it would not otherwise be repurchasing common stock, for example during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material nonpublic information.
In order to maintain its capital objectives, the Firm did not repurchase any shares during the fourth quarter and full year of 2008, under the current $10.0 billion stock repurchase program. As of December 31, 2008, $6.2 billion of authorized repurchase capacity remained under the current stock repurchase program. For a discussion of restrictions on stock repurchases, see Capital Purchase Program on page 72 and Note 24 on pages 193–194.
Stock repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased after October 28, 2008, were repurchased in accordance with an exemption from the Capital Purchase Program’s stock repurchase restrictions. Shares repurchased pursuant to these plans during 2008 were as follows:

Year ended	Total shares	Average price
December 31, 2008	repurchased	paid per share

First quarter	2,043	$45.61

Second quarter	7,041	47.57

Third quarter	24,214	31.05

October	362	39.89
November	369	44.17
December	460,896	44.29

Fourth quarter	461,627	44.29

Total for 2008	494,925	$43.69

ITEM 6: SELECTED FINANCIAL DATA
For five-year selected financial data, see “Five-year summary of consolidated financial highlights (unaudited)” on page 26 and “Selected annual financial data (unaudited)” on page 218.
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 27 through 114. Such information should be read in conjunction with the consolidated financial statements and notes thereto, which appear on pages 118 through 216.
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information related to market risk, see the “Market Risk Management” section on pages 99 through 104.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, together with the notes thereto and the report of PricewaterhouseCoopers LLP dated February 27, 2009, thereon, appear on pages 117 through 216.
Supplementary financial data for each full quarter within the two years ended December 31, 2008, are included on page 217 in the table entitled “Supplementary information – Selected quarterly financial data (unaudited).” Also included is a “Glossary of terms’’ on pages 219–222.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies – or even material weaknesses – in internal controls in the future. See page 116 for “Management’s report on internal control over financial reporting.” There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
None.

Part III and IV
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

	Number of shares to be	Weighted-average	Number of shares remaining
December 31, 2008	issued upon exercise of	exercise price of	available for future issuance under
(Shares in thousands)	outstanding options/SARs	outstanding options/SARs	stock compensation plans

Plan category
Employee stock-based incentive plans approved
by shareholders	191,679	$47.91	347,956 (a)
Employee stock-based incentive plans not approved
by shareholders	90,731	45.16	—

Total	282,410	$47.02	347,956

(a)	Represents future shares available under the shareholder-approved 2005 Long-Term Incentive Plan, as amended and restated effective May 20, 2008.
All future shares will be issued under the shareholder-approved 2005 Long-Term Incentive Plan, as amended and restated effective May 20, 2008. For further information see Note 10 on pages 155–158.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information to be provided in Items 10, 11, 12, 13 and 14 of Form 10-K and not otherwise included herein is incorporated by reference to the Firm’s definitive proxy statement for its 2008 Annual Meeting of Stockholders to be held on May 19, 2009, which will be filed with the SEC within 120 days of the end of the Firm’s fiscal year ended December 31, 2008.
ITEM 14: PRINCIPAL ACCOUNTING FEES SERVICES
See Item 13 above.
Part IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibits, financial statement schedules
1.	Financial statements

The Consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 18.

2.	Financial statement schedules
3.	Exhibits

3.1	Restated Certificate of Incorporation of JPMorgan Chase & Co., effective April 5, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 7, 2006).

3.2	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 24, 2008).

3.3	Certificate of Designations of 6.15% Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 16, 2008).

Part IV

3.4	Certificate of Designations of 5.72% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 16, 2008).

3.5	Certificate of Designations of 5.49% Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 16, 2008).

3.6	Certificate of Designations of 8.625% Non-Cumulative Preferred Stock, Series J (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A of JPMorgan Chase & Co. (File No. 1-5805) filed September 17, 2008).

3.7	Certificate of Designations of Fixed Rate Cumulative Preferred Stock, Series K (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed October 31, 2008).

3.8	By-laws of JPMorgan Chase & Co., effective July 15, 2008 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 16, 2008).

4.1(a)	Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and The Chase Manhattan Bank (National Association) (succeeded by Deutsche Bank Trust Company Americas), as Trustee.

4.1(b)	First Supplemental Indenture, dated as of November 1, 2007, between JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture, dated as of December 1, 1989 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed November 7, 2007).

4.1(c)	Fifth Supplemental Indenture, dated as of December 22, 2008, between JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture, dated as of December 1, 1989.

4.2(a)	Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and Morgan Guaranty Trust Company of New York (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.3(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.2(b)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(c) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.3(a)	Indenture, dated as of May 25, 2001, between J.P. Morgan Chase & Co. and Bankers Trust Company (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4(a)(1) to the Registration Statement on Form S-3 of J.P. Morgan Chase & Co. (File No. 333-52826) filed June 13, 2001).
4.3(b)	First Supplemental Indenture, dated as of April 9, 2008, between JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee to the Indenture, dated as of May 25, 2001 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File no. 1-5805) filed October 31, 2008).

4.4(a)	Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Bank of New York (succeeded by The Bank of New York Mellon), as Trustee.

4.4(b)	Supplemental Indenture (First), dated as of September 23, 2004, between JPMorgan Chase & Co. and The Bank of New York (succeeded by The Bank of New York Mellon), as Debenture Trustee, to the Junior Subordinated Indenture, dated as of December 1, 1996 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of JPMorgan Chase & Co. (File No. 333-126750) filed September 23, 2004).

4.4(c)	Supplemental Indenture (Second), dated as of May 19, 2005, between JPMorgan Chase & Co. and The Bank of New York (succeeded by The Bank of New York Mellon), as Debenture Trustee, to the Junior Subordinated Indenture, dated as of December 1, 1996 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 of JPMorgan Chase & Co. (File No. 333-126750) filed July 21, 2005.

4.5	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 24, 2008).

4.6	Form of Deposit Agreement (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-4 of JPMorgan Chase & Co. (File No. 333-152214) filed July 9, 2007).

4.7	Form of Deposit Agreement (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-4 of JPMorgan Chase & Co. (File No. 333-152214) filed July 9, 2007).

4.8	Form of Deposit Agreement (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-4 of JPMorgan Chase & Co. (File No. 333-152214) filed July 9, 2007).

4.9	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed August 21, 2008).
Other instruments defining the rights of holders of long-term debt securities of JPMorgan Chase & Co. and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. JPMorgan Chase & Co. agrees to furnish copies of these instruments to the SEC upon request.
10.1	Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., as amended and restated July 2001 and as of December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007). *

10.2	2005 Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007). *

10.3	Post-Retirement Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation, as amended and restated, effective May 21, 1996. *

10.4	2005 Deferred Compensation Program of JPMorgan Chase & Co., restated effective as of December 31, 2008. *

10.5	JPMorgan Chase & Co. 2005 Long-Term Incentive Plan as amended and restated effective May 20, 2008 (incorporated by reference to Appendix B of Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed March 31, 2008). *

10.6	Key Executive Performance Plan of JPMorgan Chase & Co., restated as of January 1, 2005 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005). *

10.7	Excess Retirement Plan of JPMorgan Chase & Co., restated and amended as of December 31, 2008. *

10.8	1995 Stock Incentive Plan of J.P. Morgan & Co. Incorporated and Affiliated Companies, as amended, dated December 11, 1996. *

10.9	Executive Retirement Plan of JPMorgan Chase & Co., as amended and restated December 31, 2008.*

10.10	Amendment to Bank One Corporation Director Stock Plan, as amended and restated effective February 1, 2003. *

10.11	Summary of Bank One Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005). *

10.12	Bank One Corporation Stock Performance Plan, as amended and restated effective February 20, 2001. *

10.13	Bank One Corporation Supplemental Savings and Investment Plan, as amended and restated effective December 31, 2008. *

10.14	Revised and Restated Banc One Corporation 1989 Stock Incentive Plan, effective January 18, 1989. *

10.15	Banc One Corporation Revised and Restated 1995 Stock Incentive Plan, effective April 17, 1995. *
10.16	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 stock appreciation rights (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005). *

10.17	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of October 2005 stock appreciation rights (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005). *

10.18	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007). *

10.19	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 restricted stock units (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007). *

10.20	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights, dated as of January 20, 2009. *

10.21	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member stock appreciation rights, dated as of January 20, 2009. *

10.22	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units, dated as of January 20, 2009. *

10.23	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member restricted stock units, dated as of January 20, 2009. *

10.24	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights for James Dimon (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007). *

Part IV

10.25	Letter Agreement, including the Securities Purchase Agreement-Standard Terms incorporated therein, dated October 26, 2008, between JPMorgan Chase & Co. and the United States Department of the Treasury (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed October 31, 2008).

10.26	Warrant to purchase up to 88,401,697 shares of Common Stock, issued on October 28, 2008 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed October 31, 2008).

12.1	Computation of ratio of earnings to fixed charges.

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1	List of Subsidiaries of JPMorgan Chase & Co.

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2008 (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1	Consent of independent registered public accounting firm.

31.1	Certification.

31.2	Certification.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement.

Pages 23 and 24 not used

Financial:

26	Five-Year Summary of Consolidated Financial Highlights

27	Five-Year Stock Performance

Management’s discussion and analysis:

27	Introduction

29	Executive Overview

33	Consolidated Results of Operations

38	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures

40	Business Segment Results

64	Balance Sheet Analysis

67	Off–Balance Sheet Arrangements and Contractual Cash Obligations

70	Capital Management

74	Risk Management

76	Liquidity Risk Management

80	Credit Risk Management

99	Market Risk Management

105	Private Equity Risk Management

105	Operational Risk Management

106	Reputation and Fiduciary Risk Management

107	Critical Accounting Estimates Used by the Firm

111	Accounting and Reporting Developments

114	Nonexchange-Traded Commodity Derivative Contracts at Fair Value

115	Forward-Looking Statements

Audited financial statements:

116	Management’s Report on Internal Control Over Financial Reporting

117	Report of Independent Registered Public Accounting Firm

118	Consolidated Financial Statements

122	Notes to Consolidated Financial Statements

Supplementary information:

216	Selected Quarterly Financial Data

217	Selected Annual Financial Data

218	Glossary of Terms

JPMorgan Chase & Co. / 2008 Annual Report	25

Five-year summary of consolidated financial highlights

(unaudited)
(in millions, except per share, headcount and ratio data)
As of or for the year ended December 31,	2008(f)	2007	2006	2005	2004(g)

Selected income statement data
Total net revenue	$67,252	$71,372	$61,999	$54,248	$42,736
Provision for credit losses	19,445	6,864	3,270	3,483	1,686
Provision for credit losses – accounting conformity(a)	1,534	—	—	—	858
Total noninterest expense	43,500	41,703	38,843	38,926	34,336

Income from continuing operations before income tax expense (benefit)	2,773	22,805	19,886	11,839	5,856
Income tax expense (benefit)(b)	(926)	7,440	6,237	3,585	1,596

Income from continuing operations	3,699	15,365	13,649	8,254	4,260
Income from discontinued operations(c)	—	—	795	229	206

Income before extraordinary gain	3,699	15,365	14,444	8,483	4,466
Extraordinary gain(d)	1,906	—	—	—	—

Net income	$5,605	$15,365	$14,444	$8,483	$4,466

Per common share
Basic earnings per share
Income from continuing operations	$0.86	$4.51	$3.93	$2.36	$1.51
Net income	1.41	4.51	4.16	2.43	1.59
Diluted earnings per share
Income from continuing operations	$0.84	$4.38	$3.82	$2.32	$1.48
Net income	1.37	4.38	4.04	2.38	1.55
Cash dividends declared per share	1.52	1.48	1.36	1.36	1.36
Book value per share	36.15	36.59	33.45	30.71	29.61
Common shares outstanding
Average: Basic	3,501	3,404	3,470	3,492	2,780
Diluted	3,605	3,508	3,574	3,557	2,851
Common shares at period-end	3,733	3,367	3,462	3,487	3,556
Share price(e)
High	$50.63	$53.25	$49.00	$40.56	$43.84
Low	19.69	40.15	37.88	32.92	34.62
Close	31.53	43.65	48.30	39.69	39.01
Market capitalization	117,695	146,986	167,199	138,387	138,727
Selected ratios
Return on common equity (“ROE”):
Income from continuing operations	2%	13%	12%	8%	6%
Net income	4	13	13	8	6
Return on assets (“ROA”):
Income from continuing operations	0.21	1.06	1.04	0.70	0.44
Net income	0.31	1.06	1.10	0.72	0.46
Overhead ratio	65	58	63	72	80
Tier 1 capital ratio	10.9	8.4	8.7	8.5	8.7
Total capital ratio	14.8	12.6	12.3	12.0	12.2
Tier 1 leverage ratio	6.9	6.0	6.2	6.3	6.2
Selected balance sheet data (period-end)
Trading assets	$509,983	$491,409	$365,738	$298,377	$288,814
Securities	205,943	85,450	91,975	47,600	94,512
Loans	744,898	519,374	483,127	419,148	402,114
Total assets	2,175,052	1,562,147	1,351,520	1,198,942	1,157,248
Deposits	1,009,277	740,728	638,788	554,991	521,456
Long-term debt	252,094	183,862	133,421	108,357	95,422
Common stockholders’ equity	134,945	123,221	115,790	107,072	105,314
Total stockholders’ equity	166,884	123,221	115,790	107,211	105,653
Headcount	224,961	180,667	174,360	168,847	160,968

(a)	Results for 2008 and 2004 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual Bank’s banking operations and the merger with Bank One Corporation, respectively.
(b)	The income tax benefit in 2008 is the result of the release of previously established deferred tax liabilities on non-U.S. earnings and business tax credits.
(c)	On October 1, 2006, JPMorgan Chase & Co. completed the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York Company Inc. The results of operations of these corporate trust businesses are being reported as discontinued operations for each of the periods presented.
(d)	Effective September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank for $1.9 billion. The fair value of the net assets acquired exceeded the purchase price which resulted in negative goodwill. In accordance with SFAS 141, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain in 2008.
(e)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange Limited and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.
(f)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-128 of this Annual Report.
(g)	On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase. Accordingly, 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

26	JPMorgan Chase & Co. / 2008 Annual Report

Management’s discussion and analysis

FIVE-YEAR STOCK PERFORMANCE
The following table and graph compare the five-year cumulative total return for JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) common stock with the cumulative return of the S&P 500 Stock Index and the S&P Financial Index. The S&P 500 Index is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The S&P Financial Index is an index of 81 financial companies, all of which are within the S&P 500. The Firm is a component of both industry indices.
The following table and graph assumes simultaneous investments of $100 on December 31, 2003, in JPMorgan Chase common stock and in each of the above S&P indices. The comparison assumes that all dividends are reinvested.

December 31,
(in dollars)	2003	2004	2005	2006	2007	2008

JPMorgan Chase	$100.00	$109.92	$116.02	$145.36	$134.91	$100.54
S&P Financial Index	100.00	110.89	118.07	140.73	114.51	51.17
S&P500	100.00	110.88	116.33	134.70	142.10	89.53

This section of the JPMorgan Chase’s Annual Report for the year ended December 31, 2008 (“Annual Report”) provides management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase. See the Glossary of terms on pages 218–221 for definitions of terms used throughout this Annual Report. The MD&A included in this Annual Report contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan
Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking statements on page 115 of this Annual Report) and in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), in Part I, Item 1A: Risk factors, to which reference is hereby made.

INTRODUCTION

JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.2 trillion in assets, $166.9 billion in stockholders’ equity and operations in more than 60 countries as of December 31, 2008. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with branches in 23 states in the U.S.; and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc., the Firm’s U.S. investment banking firm.
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
Investment Bank
J.P. Morgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The Investment Bank’s clients are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, prime brokerage and research. The Investment Bank (“IB”) also selectively commits the Firm’s own capital to principal investing and trading activities.
Retail Financial Services
Retail Financial Services (“RFS”), which includes the Retail Banking and Consumer Lending reporting segments, serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking as well as through auto dealerships and school financial aid offices. Customers can use more than 5,400 bank branches (third-largest nationally) and 14,500 ATMs (second-largest nationally) as well as online and mobile banking around the clock. More than 21,400 branch salespeople assist

JPMorgan Chase & Co. / 2008 Annual Report	27

Management’s discussion and analysis

customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 16,000 auto dealerships and 4,800 schools and universities nationwide.
Card Services
Chase Card Services (“CS”) is one of the nation’s largest credit card issuers with more than 168 million cards in circulation and more than $190 billion in managed loans. Customers used Chase cards to meet more than $368 billion worth of their spending needs in 2008. Chase has a market leadership position in building loyalty and rewards programs with many of the world’s most respected brands and through its proprietary products, which include the Chase Freedom program.
Through its merchant acquiring business, Chase Paymentech Solutions, Chase is one of the leading processors of MasterCard and Visa payments.
Commercial Banking
Commercial Banking (“CB”) serves more than 26,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and nearly 30,000 real estate investors/owners. Delivering extensive industry knowledge, local expertise and dedicated service, CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
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
Asset Management
Asset Management (“AM”), with assets under supervision of $1.5 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including money market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.

28	JPMorgan Chase & Co. / 2008 Annual Report

EXECUTIVE OVERVIEW

This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Annual Report. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit and market risks, and the critical accounting estimates affecting the Firm and its various lines of business, this Annual Report should be read in its entirety.
Financial performance of JPMorgan Chase

Year ended December 31,
(in millions, except per share and ratio data)	2008 (c)	2007	Change

Selected income statement data
Total net revenue	$67,252	$71,372	(6)%
Provision for credit losses(a)	20,979	6,864	206
Total noninterest expense	43,500	41,703	4
Income before extraordinary gain	3,699	15,365	(76)
Extraordinary gain(b)	1,906	—	NM
Net income	5,605	15,365	(64)

Diluted earnings per share
Income before extraordinary gain	$0.84	$4.38	(81)
Net income	1.37	4.38	(69)
Return on common equity
Income before extraordinary gain	2%	13%
Net income	4%	13%

(a)	Includes an accounting conformity provision for credit losses of $1.5 billion related to the acquisition of Washington Mutual’s banking operations in 2008.
(b)	JPMorgan Chase acquired the banking operations of Washington Mutual Bank from the Federal Deposit Insurance Corporation (“FDIC”) for $1.9 billion. The fair value of the net assets acquired from the FDIC exceeded the purchase price which resulted in negative goodwill. In accordance with SFAS 141, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain in 2008. The allocation of the purchase price to the net assets acquired (based on their respective fair values at September 25, 2008) and the resulting negative goodwill may be modified through September 25, 2009, as more information is obtained about the fair value of assets acquired and liabilities assumed.
(c)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-128 of this Annual Report.
Business overview
JPMorgan Chase reported 2008 net income of $5.6 billion, or $1.37 per share, and total net revenue of $67.3 billion, compared with record net income of $15.4 billion, or $4.38 per share, and record total net revenue of $71.4 billion, for 2007. Return on common equity was 4% in 2008, compared with 13% in 2007. Results in 2008 include the acquisition of The Bear Stearns Companies Inc. (“Bear Stearns”) on May 30, 2008, and the acquisition of the banking operations of Washington Mutual Bank (“Washington Mutual”) on September 25, 2008.
The decline in net income for the year was the result of a significantly higher provision for credit losses, reflecting the addition of $13.7 billion to the Firm’s allowance for credit losses in 2008; a decline in total net revenue driven by over $10 billion of markdowns on mortgage-related positions and leveraged lending exposures in the Investment Bank; and an increase in total noninterest expense due to the impact of the Washington Mutual transaction and the Bear Stearns merger.
The business environment for financial services firms was extremely challenging in 2008. The global economy slowed, with many countries, including the U.S., slipping into recession. Financial conditions worsened throughout the year amid a number of unprecedented developments that undermined the economic outlook and eroded confidence in global financial markets. JPMorgan Chase acquired Bear Stearns through a merger consummated in May and acquired the banking operations of Washington Mutual from the Federal Deposit Insurance Corporation (“FDIC”) in September. The U.S. federal government placed the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) under its control. Lehman Brothers Holdings Inc. declared bankruptcy. The Bank of America Corporation acquired Merrill Lynch & Co., Inc. and Wells Fargo & Company acquired Wachovia Corporation. The government provided a loan to American International Group, Inc. (“AIG”) in exchange for an equity interest in AIG to prevent the insurer’s failure. Morgan Stanley, The Goldman Sachs Group, Inc., GMAC, American Express, Discover Financial Services and CIT Group received approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to become federal bank holding companies. In other industries, the U.S. government provided temporary loans to General Motors Corporation and Chrysler LLC.
These events accompanied severe strains in term funding markets, reflecting heightened concerns about counterparty risk. As a result, LIBOR rates rose significantly in the fall, despite a round of coordinated rate cuts by a number of central banks. By year-end, LIBOR rates eased in response to proposals to insure deposits and selected debt of financial institutions. The turmoil in financial markets during 2008 led to tighter credit conditions and diminished liquidity, causing consumers and businesses around the world to become more cautious and curtail spending and investment activity. As a result, the U.S. economy contracted sharply, 2.8 million jobs were lost in 2008, and the U.S. unemployment rate rose significantly, to 7.2% by year-end.
The continued economic and financial disruption led the Federal Reserve to reduce its target overnight interest rates to near zero in the fourth quarter of 2008, capping off a year of near-continuous rate reductions. In addition, the U.S. Department of the Treasury (the “U.S. Treasury”), the Federal Reserve and the FDIC, working in cooperation with foreign governments and other central banks, including the Bank of England, the European Central Bank and the Swiss National Bank, began, in the fourth quarter of 2008, to take a variety of extraordinary measures designed to restore confidence in the financial markets and strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. In particular, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury has the authority to take a range of

JPMorgan Chase & Co. / 2008 Annual Report	29

Management’s discussion and analysis

actions to stabilize and provide liquidity to the U.S. financial markets, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions (the “Troubled Asset Relief Program”) and the direct purchase by the U.S. Treasury of equity of financial institutions (the “Capital Purchase Program”).
The efforts to restore confidence in the financial markets and promote economic growth continue in 2009, with initiatives including a fiscal stimulus bill, the American Reinvestment and Recovery Act of 2009, which was signed into law by President Barack Obama on February 17, 2009. Also in February, the U.S. Treasury outlined a plan to restore stability to the financial system and President Obama proposed a plan to help distressed homeowners. The Federal Reserve, working with other government and regulatory agencies, has also implemented a number of new programs to promote the proper functioning of the credit markets and reintroduce liquidity to the financial system. Such actions taken by U.S. regulatory agencies include the introduction of programs to restore liquidity to money market mutual funds, the commercial paper market, and other fixed-income securities markets. In addition, the FDIC issued a temporary liquidity guarantee program (the “TLG Program”) for the senior debt of all FDIC-insured institutions, as well as deposits in noninterest-bearing transaction deposit accounts.
Despite the difficult operating environment and overall drop in earnings, JPMorgan Chase maintained a strong balance sheet and produced underlying growth in many business areas. The Tier 1 capital ratio was 10.9% at year-end; Treasury & Securities Services and Commercial Banking each reported record revenue and net income for the second straight year; the consumer businesses opened millions of new checking and credit card accounts; Asset Management experienced record net inflows in assets under management; and the Investment Bank gained market share in all major fee categories. The diversified nature of the Firm’s businesses and its strong capital position enabled it to weather the recessionary environment during 2008.
JPMorgan Chase has taken a leadership role in helping to stabilize the financial markets. It assumed the risk and expended the necessary resources to acquire Bear Stearns and the banking operations of Washington Mutual. In October 2008, the Firm agreed to accept a $25 billion capital investment by the U.S. Treasury under the Capital Purchase Program. JPMorgan Chase has continued to lend to clients in a safe and sound manner and to provide liquidity to multiple financial markets. The Firm has implemented programs that have prevented more than 300,000 foreclosures, with plans to help more than 400,000 more families keep their homes through Chase-owned mortgage modifications over the next two years. The Firm has expanded this effort to include over $1.1 trillion of investor-owned mortgages.
The discussion that follows highlights the performance of each business segment compared with the prior year, and discusses results on a managed basis unless otherwise noted. For more information about managed basis, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 38–39 of this Annual Report.
Investment Bank reported a net loss for the year, compared with net income in 2007. The significant decline in results reflected lower total net revenue, a higher provision for credit losses and higher total noninterest expense. Markdowns of over $10 billion on mortgage-related positions and leveraged lending funded and unfunded commitments drove fixed income trading revenue lower; investment banking fees and equity trading revenue declined as well. These decreases were offset by record performance in rates and currencies, credit trading, commodities and emerging markets, as well as strong equity client revenue, and gains from the widening of the Firm’s credit spread on certain structured liabilities and derivatives. The provision for credit losses rose from the 2007 level, predominantly reflecting a higher allowance for credit losses, driven by a weakening credit environment, as well as the effect of the transfer of $4.9 billion of funded and unfunded leveraged lending commitments to retained loans from held-for-sale in the first quarter of 2008. The increase in total noninterest expense was largely driven by additional expense relating to the Bear Stearns merger, offset partially by lower performance-based compensation expense. In addition, IB benefited from a reduction in deferred tax liabilities on overseas earnings.
Retail Financial Services net income declined, reflecting a significant increase in the provision for credit losses, predominantly offset by positive mortgage servicing rights (“MSR”) risk management results and the positive impact of the Washington Mutual transaction. Additional drivers of revenue growth included wider loan and deposit spreads and higher loan and deposit balances. The provision for credit losses increased as housing price declines have continued to result in significant increases in estimated losses, particularly for high loan-to-value home equity and mortgage loans. The provision was also affected by an increase in estimated losses for the auto, student and business banking loan portfolios. Total noninterest expense rose from the 2007 level, reflecting the impact of the Washington Mutual transaction, higher mortgage reinsurance losses, increased mortgage servicing expense and investments in the retail distribution network.
Card Services net income declined, driven by a higher provision for credit losses partially offset by higher managed total net revenue. The growth in managed total net revenue was driven by the impact of the Washington Mutual transaction, higher average managed loan balances, wider loan spreads and increased interchange income, off-set predominantly by increased rewards expense and higher volume-driven payments to partners, as well as the effect of higher revenue reversals associated with higher charge-offs. The managed provision for credit losses increased from the prior year due to an increase in the allowance for loan losses and a higher level of charge-offs. Total noninterest expense rose from last year, largely due to the impact of the Washington Mutual transaction.
Commercial Banking net income increased, surpassing the record level posted in 2007. The results were driven by record total net revenue, partially offset by an increase in the provision for credit losses. The increase in revenue was driven by double-digit growth in liability and loan balances, the impact of the Washington Mutual transaction, higher deposit and lending-related fees, and increases in other fee

30	JPMorgan Chase & Co. / 2008 Annual Report

income. These were partially offset by spread compression in the liability and loan portfolios. The increase in the provision for credit losses reflected a weakening credit environment and growth in loan balances. Total noninterest expense decreased from the prior year, due to lower performance-based incentive compensation and volume-based charges from service providers, predominantly offset by the impact of the Washington Mutual transaction.
Treasury & Securities Services net income increased over the record level set in 2007, driven by record total net revenue, partially offset by higher noninterest expense. Worldwide Securities Services posted record net revenue, driven by wider spreads in securities lending, foreign exchange and liability products, increased product usage by new and existing clients, and higher liability balances. These benefits were partially offset by market depreciation. Treasury Services posted record net revenue, reflecting higher liability balances and volume growth in electronic funds transfer products and trade loans. Total noninterest expense increased, reflecting higher expense related to business and volume growth, as well as continued investment in new product platforms.
Asset Management net income decreased, driven by lower total net revenue, offset partially by lower total noninterest expense. The decline in revenue was due to lower performance fees and the effect of lower markets, including the impact of lower market valuations of seed capital investments. Partially offsetting these revenue declines were higher deposit and loan balances, the benefit of the Bear Stearns merger, increased revenue from net asset inflows and wider deposit spreads. The provision for credit losses rose from the prior year, reflecting an increase in loan balances, higher net charge-offs and a weakening credit environment. Total noninterest expense declined compared with 2007, driven by lower performance-based compensation, largely offset by the effect of the Bear Stearns merger and higher compensation expense resulting from increased average headcount.
Corporate/Private Equity net income declined from the 2007 level and included an extraordinary gain related to the Washington Mutual transaction and a conforming loan loss provision. Excluding these items, the decrease in net income from the prior year was driven by private equity losses in 2008, compared with gains in 2007, losses on preferred securities of Fannie Mae and Freddie Mac, and a charge related to the offer to repurchase auction-rate securities. These declines were partially offset by the proceeds from the sale of Visa shares in its initial public offering and a gain on the dissolution of the Chase Paymentech Solutions joint venture and the gain from the sale of MasterCard shares. The decrease in total noninterest expense reflected a reduction of credit card-related litigation expense, partially offset by higher merger costs.
The Firm’s managed provision for credit losses was $24.6 billion for 2008, compared with $9.2 billion for 2007. The total consumer-managed provision for credit losses was $21.3 billion, compared with $8.3 billion in the prior year, reflecting increases in the allowance for credit losses related to home equity, mortgage and credit card loans, as well as higher net charge-offs. Consumer-managed net charge-offs were $13.0 billion, compared with $6.8 billion in the prior year, resulting in managed net charge-off rates of 3.06% and 1.97%, respectively. The wholesale provision for credit losses was $3.3 billion, compared with $934 million in the prior year, due to an increase in the allowance for credit losses reflecting the effect of a weakening credit environment and loan growth. Wholesale net charge-offs were $402 million, compared with net charge-offs of $72 million in the prior year, resulting in net charge-off rates of 0.18% and 0.04%, respectively. The Firm had total nonperforming assets of $12.7 billion at December 31, 2008, up from the prior-year level of $3.9 billion.
Total stockholders’ equity at December 31, 2008, was $166.9 billion, and the Tier 1 capital ratio was 10.9%. During 2008, the Firm raised $11.5 billion of common equity and $32.8 billion of preferred equity, including a warrant issued to the U.S. Treasury.
2009 Business outlook
The following forward-looking statements are based upon the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s actual results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for 2009 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm and its lines of business. In addition, as a result of recent market conditions and events, Congress and regulators have increased their focus on the regulation of financial institutions. The Firm’s current expectations are for the global and U.S. economic environments to weaken further and potentially faster, capital markets to remain under stress, for there to be a continued decline in U.S. housing prices, and for Congress and regulators to continue to adopt legislation and regulations that could limit or restrict the Firm’s operations, or impose additional costs upon the Firm in order to comply with such new laws or rules. These factors are likely to continue to adversely impact the Firm’s revenue, credit costs, overall business volumes and earnings.
Given the potential stress on the consumer from rising unemployment, the continued downward pressure on housing prices and the elevated national inventory of unsold homes, management remains extremely cautious with respect to the credit outlook for home equity, mortgage and credit card portfolios. Management expects continued deterioration in credit trends for the home equity, mortgage and credit card portfolios, which will likely require additions to the consumer loan loss allowance in 2009 or beyond. Economic data released in early 2009 indicated that housing prices and the labor market have weakened further since year-end, and that deterioration could continue into late 2009. Based on management’s current economic outlook, quarterly net charge-offs could, over the next several quarters, reach $1.0 billion to $1.4 billion for the home equity portfolio, $375 million to $475 million for the prime mortgage portfolio, and $375 million to $475 million for the subprime mortgage portfolio. Management expects the managed net charge-off rate for Card Services (excluding the impact resulting from the acquisition of Washington Mutual’s banking operations) to approach 7% in the first quarter of 2009 and likely higher by the end of the year depending on unemployment levels. These charge-off rates could increase even further if the economic environment continues to deteriorate

JPMorgan Chase & Co. / 2008 Annual Report	31

Management’s discussion and analysis

further than management’s current expectations. The wholesale provision for credit losses and nonperforming assets are likely to increase over time as a result of the deterioration in underlying credit conditions. Wholesale net charge-offs in 2008 increased from historic lows in 2007 and are likely to increase materially in 2009 as a result of increasing weakness in the credit environment.
The Investment Bank continues to be negatively affected by the disruption in the credit and mortgage markets, as well as by overall lower levels of liquidity. The continuation of these factors could potentially lead to reduced levels of client activity, lower investment banking fees and lower trading revenue. In addition, if the Firm’s own credit spreads tighten, as they did in the fourth quarter of 2008, the change in the fair value of certain trading liabilities would also negatively affect trading results. The Firm held $12.6 billion (gross notional) of legacy leveraged loans and unfunded commitments as held-for-sale as of December 31, 2008. Markdowns averaging 45% of the gross notional value have been taken on these legacy positions as of December 31, 2008, resulting in a net carrying value of $6.9 billion. Leveraged loans and unfunded commitments are difficult to hedge effectively, and if market conditions further deteriorate, additional markdowns may be necessary on this asset class. The Investment Bank also held, at December 31, 2008, an aggregate $6.1 billion of prime and Alt-A mortgage exposure, which is also difficult to hedge effectively, and $875 million of subprime mortgage exposure. In addition, the Investment Bank had $7.7 billion of commercial mortgage exposure. In spite of active hedging, mortgage exposures could be adversely affected by worsening market conditions and further deterioration in the housing market. The combination of credit costs and additional markdowns on the various exposures noted above could reach or exceed $2.0 billion for the first quarter of 2009.
Earnings in Commercial Banking and Treasury & Securities Services could decline due to the impact of tighter spreads in the low interest rate environment or a decline in the level of liability balances. Earnings in Treasury & Securities Services and Asset Management will likely deteriorate if market levels continue to decline, due to reduced levels of assets under management, supervision and custody. Earnings in the Corporate/Private Equity segment could be more volatile due to increases in the size of the Firm’s investment portfolio, which is largely comprised of investment-grade securities. Private Equity results are dependent upon the capital markets and at current market levels, management believes additional write-downs of $400 million or more are likely in the first quarter of 2009.
Assuming economic conditions do not worsen beyond management’s current expectations, management continues to believe that the net income impact of the acquisition of Washington Mutual’s banking operations could be approximately $0.50 per share in 2009; the Bear Stearns merger could contribute $1 billion (after-tax) annualized after 2009; and merger-related items, which include both the Washington Mutual transaction and the Bear Stearns merger, could be approximately $600 million (after-tax) in 2009.
Recent Developments
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective for the dividend payable April 30, 2009 to shareholders of record on April 6, 2009. The action will enable the Firm to retain an additional $5.0 billion in common equity per year. The Firm expects to maintain the dividend at this level for the time being. The action was taken in order to help ensure that the Firm’s balance sheet retained the capital strength necessary to weather a further decline in economic conditions. The Firm intends to return to a more normalized dividend payout as soon as feasible after the environment has stabilized.

32	JPMorgan Chase & Co. / 2008 Annual Report

CONSOLIDATED RESULTS OF OPERATIONS

The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three-year period ended December 31, 2008. Factors that related primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 107–111 of this Annual Report.
Revenue

Year ended December 31, (in millions)	2008	(a)	2007	2006

Investment banking fees	$5,526		$6,635	$5,520
Principal transactions	(10,699)		9,015	10,778
Lending & deposit-related fees	5,088		3,938	3,468
Asset management, administration and
commissions	13,943		14,356	11,855
Securities gains (losses)	1,560		164	(543)
Mortgage fees and related income	3,467		2,118	591
Credit card income	7,419		6,911	6,913
Other income	2,169		1,829	2,175

Noninterest revenue	28,473		44,966	40,757
Net interest income	38,779		26,406	21,242

Total net revenue	$67,252		$71,372	$61,999

(a)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-128 of this Annual Report.
2008 compared with 2007
Total net revenue of $67.3 billion was down $4.1 billion, or 6%, from the prior year. The decline resulted from the extremely challenging business environment for financial services firms in 2008. Principal transactions revenue decreased significantly and included net markdowns on mortgage-related positions and leveraged lending funded and unfunded commitments, losses on preferred securities of Fannie Mae and Freddie Mac, and losses on private equity investments. Also contributing to the decline in total net revenue were other losses and markdowns recorded in other income, including the Firm’s share of Bear Stearns’ losses from April 8 to May 30, 2008. These declines were largely offset by higher net interest income, proceeds from the sale of Visa shares in its initial public offering, and the gain on the dissolution of the Chase Paymentech Solutions joint venture.
Investment banking fees were down from the record level of the prior year due to lower debt underwriting fees, as well as lower advisory and equity underwriting fees, both of which were at record levels in 2007. These declines were attributable to reduced market activity. For a further discussion of investment banking fees, which are primarily recorded in IB, see IB segment results on pages 42–44 of this Annual Report.
In 2008, principal transactions revenue, which consists of revenue from the Firm’s trading and private equity investing activities, declined by $19.7 billion from the prior year. Trading revenue decreased $14.5 billion to a negative $9.8 billion compared with a positive $4.7 billion in 2007. The decline in trading revenue was largely driven by higher net markdowns of $5.9 billion on mortgage-
related exposures compared with $1.4 billion in the prior year; higher net markdowns of $4.7 billion on leveraged lending funded and unfunded commitments compared with $1.3 billion in the prior year; losses of $1.1 billion on preferred securities of Fannie Mae and Freddie Mac; and weaker equity trading results compared with a record level in 2007. In addition, trading revenue was adversely impacted by the Bear Stearns merger. Partially offsetting the decline in trading revenue were record results in rates and currencies, credit trading, commodities and emerging markets, as well as strong equity client revenue across products and total gains of $2.0 billion from the widening of the Firm’s credit spread on certain structured liabilities and derivatives, compared with $1.3 billion in 2007. Private equity results also declined substantially from the prior year, swinging to losses of $908 million in 2008 from gains of $4.3 billion in 2007. In addition, the first quarter of 2007 included a fair value adjustment related to the adoption of SFAS 157. For a further discussion of principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 42–44 and 61–63, respectively, and Note 6 on pages 146–148 of this Annual Report.
Lending & deposit-related fees rose from the prior year, predominantly resulting from higher deposit-related fees and the impact of the Washington Mutual transaction. For a further discussion of lending & deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 45–50, the TSS segment results on pages 56–57, and the CB segment results on pages 54–55 of this Annual Report.
The decline in asset management, administration and commissions revenue compared with 2007 was driven by lower asset management fees in AM due to lower performance fees and the effect of lower markets on assets under management. This decline was partially offset by an increase in commissions revenue related predominantly to higher brokerage transaction volume within IB’s equity markets revenue, which included additions from Bear Stearns’ Prime Services business; and higher administration fees in TSS driven by wider spreads in securities lending and increased product usage by new and existing clients. For additional information on these fees and commissions, see the segment discussions for IB on pages 42–44, RFS on pages 45–50, TSS on pages 56–57, and AM on pages 58–60 of this Annual Report.
The increase in securities gains compared with the prior year was due to the repositioning of the Corporate investment securities portfolio as a result of lower interest rates as part of managing the structural interest rate risk of the Firm, and higher gains from the sale of MasterCard shares. For a further discussion of securities gains, which are mostly recorded in the Firm’s Corporate business, see the Corporate/Private Equity segment discussion on pages 61–63 of this Annual Report.
Mortgage fees and related income increased from the prior year, driven by higher net mortgage servicing revenue, which benefited from an improvement in MSR risk management results and increased loan servicing revenue. Mortgage production revenue increased slightly, as the impact of growth in originations was predominantly

JPMorgan Chase & Co. / 2008 Annual Report	33

Management’s discussion and analysis

offset by markdowns on the mortgage warehouse and increased reserves related to the repurchase of previously sold loans. For a discussion of mortgage fees and related income, which is recorded primarily in RFS’ Consumer Lending business, see the Consumer Lending discussion on pages 47–50 of this Annual Report.
Credit card income rose compared with the prior year, driven by increased interchange income due to higher customer charge volume in CS and higher debit card transaction volume in RFS, the impact of the Washington Mutual transaction, and increased servicing fees resulting from a higher level of securitized receivables. These results were partially offset by increases in volume-driven payments to partners and expense related to rewards programs. For a further discussion of credit card income, see CS’ segment results on pages 51–53 of this Annual Report.
Other income increased compared with the prior year, due predominantly to the proceeds from the sale of Visa shares in its initial public offering of $1.5 billion, the gain on the dissolution of the Chase Paymentech Solutions joint venture of $1.0 billion, and gains on sales of certain other assets. These proceeds and gains were partially offset by markdowns on certain investments, including seed capital in AM; a $464 million charge related to the offer to repurchase auction-rate securities at par; losses of $423 million reflecting the Firm’s 49.4% ownership in Bear Stearns’ losses from April 8 to May 30, 2008; and lower securitization income at CS.
Net interest income rose from the prior year, due predominantly to the following: higher trading-related net interest income in IB, the impact of the Washington Mutual transaction, wider net interest spread in Corporate/Private Equity, growth in liability and deposit balances in the wholesale and RFS businesses, higher consumer and wholesale loan balances, and wider spreads on consumer loans in RFS. The Firm’s total average interest-earning assets for 2008 were $1.4 trillion, up 23% from the prior year, driven by higher loans, AFS securities, securities borrowed, brokerage receivables and other interest-earning assets balances. The Firm’s total average interest-bearing liabilities for 2008 were $1.3 trillion, up 24% from the prior year, driven by higher deposits, long-term debt, brokerage payables and other borrowings balances. The net interest yield on the Firm’s interest-earning assets, on a fully taxable equivalent basis, was 2.87%, an increase of 48 basis points from the prior year.
2007 compared with 2006
Total net revenue of $71.4 billion was up $9.4 billion, or 15%, from the prior year. Higher net interest income, very strong private equity gains, record asset management, administration and commissions revenue, higher mortgage fees and related income, and record investment banking fees contributed to the revenue growth. These increases were offset partially by lower trading revenue.
Investment banking fees grew in 2007 to a level higher than the previous record set in 2006. Record advisory and equity underwriting fees drove the results, partially offset by lower debt underwriting fees. For a further discussion of investment banking fees, which are primarily recorded in IB, see IB segment results on pages 42–44 of this Annual Report.
Principal transactions revenue consists of trading revenue and private equity gains. Trading revenue declined significantly from the 2006 level, primarily due to net markdowns in IB of $1.4 billion on sub-prime positions, including subprime collateralized debt obligations (“CDOs”), and $1.3 billion on leveraged lending funded loans and unfunded commitments. Also in IB, markdowns of securitized products related to nonsubprime mortgages and weak credit trading performance more than offset record revenue in currencies and strong revenue in both rates and equities. Equities benefited from strong client activity and record trading results across all products. IB’s Credit Portfolio results increased compared with the prior year, primarily driven by higher revenue from risk management activities. The increase in private equity gains from 2006 reflected a significantly higher level of gains, the classification of certain private equity carried interest as compensation expense and a fair value adjustment in the first quarter of 2007 on nonpublic private equity investments resulting from the adoption of SFAS 157 (“Fair Value Measurements”). For a further discussion of principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 42–44 and 61–63, respectively, and Note 6 on pages 146–148 of this Annual Report.
Lending & deposit-related fees rose from the 2006 level, driven primarily by higher deposit-related fees and the Bank of New York transaction. For a further discussion of lending & deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 45–50, the TSS segment results on pages 56–57, and the CB segment results on pages 54–55 of this Annual Report.
Asset management, administration and commissions revenue reached a level higher than the previous record set in 2006. Increased assets under management and higher performance and placement fees in AM drove the record results. The 18% growth in assets under management from year-end 2006 came from net asset inflows and market appreciation across all segments: Institutional, Retail, Private Bank and Private Wealth Management. TSS also contributed to the rise in asset management, administration and commissions revenue, driven by increased product usage by new and existing clients and market appreciation on assets under custody. Finally, commissions revenue increased, due mainly to higher brokerage transaction volume (primarily included within Fixed Income and Equity Markets revenue of IB), which more than offset the sale of the insurance business by RFS in the third quarter of 2006 and a charge in the first quarter of 2007 resulting from accelerated surrenders of customer annuities. For additional information on these fees and commissions, see the segment discussions for IB on pages 42–44, RFS on pages 45–50, TSS on pages 56–57, and AM on pages 58–60 of this Annual Report.
The favorable variance resulting from securities gains in 2007 compared with securities losses in 2006 was primarily driven by improvements in the results of repositioning of the Corporate investment securities portfolio. Also contributing to the positive variance was a $234 million gain from the sale of MasterCard shares. For a further discussion of securities gains (losses), which are mostly recorded in the Firm’s Corporate business, see the Corporate/Private Equity segment discussion on pages 61–63 of this Annual Report.

34	JPMorgan Chase & Co. / 2008 Annual Report

Mortgage fees and related income increased from the prior year as MSRs asset valuation adjustments and growth in third-party mortgage loans serviced drove an increase in net mortgage servicing revenue. Production revenue also grew, as an increase in mortgage loan originations and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159) more than offset markdowns on the mortgage warehouse and pipeline. For a discussion of mortgage fees and related income, which is recorded primarily in RFS’ Consumer Lending business, see the Consumer Lending discussion on pages 47–50 of this Annual Report.
Credit card income remained relatively unchanged from the 2006 level, as lower servicing fees earned in connection with securitization activities, which were affected unfavorably by higher net credit losses and narrower loan margins, were offset by increases in net interchange income earned on the Firm’s credit and debit cards. For further discussion of credit card income, see CS’ segment results on pages 51–53 of this Annual Report.
Other income declined compared with the prior year, driven by lower gains from loan sales and workouts, and the absence of a $103 million gain in the second quarter of 2006 related to the sale of MasterCard shares in its initial public offering. (The 2007 gain on the sale of MasterCard shares was recorded in securities gains (losses) as the shares were transferred to the AFS portfolio subsequent to the IPO.) Increased income from automobile operating leases and higher gains on the sale of leveraged leases and student loans partially offset the decline.
Net interest income rose from the prior year, primarily due to the following: higher trading-related net interest income, due to a shift of Interest expense to principal transactions revenue (related to certain IB structured notes to which fair value accounting was elected in connection with the adoption of SFAS 159); growth in liability and deposit balances in the wholesale and consumer businesses; a higher level of credit card loans; the impact of the Bank of New York transaction; and an improvement in Corporate’s net interest spread. The Firm’s total average interest-earning assets for 2007 were $1.1 trillion, up 12% from the prior year. The increase was primarily driven by higher trading assets – debt instruments, loans, and AFS securities, partially offset by a decline in interests in purchased receivables as a result of the restructuring and deconsolidation during the second quarter of 2006 of certain multi-seller conduits that the Firm administered. The net interest yield on these assets, on a fully taxable equivalent basis, was 2.39%, an increase of 23 basis points from the prior year, due in part to the adoption of SFAS 159.
Provision for credit losses

Year ended December 31,
(in millions)	2008(b)	2007	2006

Wholesale:
Provision for credit losses	$2,681	$934	$321
Provision for credit losses – accounting conformity(a)	646	—	—

Total wholesale provision for credit losses	3,327	934	321

Consumer:
Provision for credit losses	16,764	5,930	2,949
Provision for credit losses – accounting conformity(a)	888	—	—

Total consumer provision for credit losses	17,652	5,930	2,949

Total provision for credit losses	$20,979	$6,864	$3,270

(a)	2008 included adjustments to the provision for credit losses to conform the Washington Mutual loan loss reserve methodologies to the Firm’s methodologies in connection with the Washington Mutual transaction.
(b)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-128 of this Annual Report.
2008 compared with 2007
The provision for credit losses in 2008 rose by $14.1 billion compared with the prior year due to increases in both the consumer and wholesale provisions. The increase in the consumer provision reflected higher estimated losses for home equity and mortgages resulting from declining housing prices; an increase in estimated losses for the auto, student and business banking loan portfolios; and an increase in the allowance for loan losses and higher charge-offs of credit card loans. The increase in the wholesale provision was driven by a higher allowance resulting from a weakening credit environment and growth in retained loans. The wholesale provision in the first quarter of 2008 also included the effect of the transfer of $4.9 billion of funded and unfunded leveraged lending commitments to retained loans from held-for-sale. In addition, in 2008 both the consumer and wholesale provisions were affected by a $1.5 billion charge to conform assets acquired from Washington Mutual to the Firm’s loan loss methodologies. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 45–50, CS on pages 51–53, IB on pages 42–44 and CB on pages 54–55, and the Credit Risk Management section on pages 80–99 of this Annual Report.
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

JPMorgan Chase & Co. / 2008 Annual Report	35

Management’s discussion and analysis

credit losses due to portfolio activity, which included the effect of a weakening credit environment and portfolio growth. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 45–50, CS on pages 51–53, IB on pages 42–44, CB on pages 54–55 and Credit Risk Management on pages 80–99 of this Annual Report.
Noninterest expense

Year ended December 31,
(in millions)	2008(a)	2007	2006

Compensation expense	$22,746	$22,689	$21,191
Noncompensation expense:
Occupancy expense	3,038	2,608	2,335
Technology, communications and equipment expense	4,315	3,779	3,653
Professional & outside services	6,053	5,140	4,450
Marketing	1,913	2,070	2,209
Other expense	3,740	3,814	3,272
Amortization of intangibles	1,263	1,394	1,428

Total noncompensation expense	20,322	18,805	17,347
Merger costs	432	209	305

Total noninterest expense	$43,500	$41,703	$38,843

(a)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-128 of this Annual Report.
2008 compared with 2007
Total noninterest expense for 2008 was $43.5 billion, up $1.8 billion, or 4%, from the prior year. The increase was driven by the additional operating costs related to the Washington Mutual transaction and Bear Stearns merger, and investments in the businesses, partially offset by lower performance-based incentives.
Compensation expense increased slightly from the prior year predominantly driven by investments in the businesses, including headcount additions associated with the Bear Stearns merger and Washington Mutual transaction, largely offset by lower performance-based incentives.
Noncompensation expense increased from the prior year as a result of the Bear Stearns merger and Washington Mutual transaction. Excluding the effect of these transactions, noncompensation expense decreased due to a net reduction in other expense related to litigation; lower credit card and consumer lending marketing expense; and a decrease in the amortization of intangibles as certain purchased credit card relationships were fully amortized in 2007 and the amortization rate for core deposit intangibles declined in accordance with the amortization schedule. These decreases were offset partially by increases in professional & outside services, driven by investments in new product platforms in TSS, business and volume growth in CS credit card processing and IB brokerage, clearing and exchange transaction processing. Also contributing to the increases were an increase in other expense due to higher mortgage reinsurance losses and mortgage servicing expense due to increased delinquencies and defaults in RFS; an increase in technology, communications and equipment expense reflecting higher depreciation expense on owned automobiles subject to operating leases in RFS, and other technology-related investments across the businesses; and, an increase in occupancy expense partly for the expansion of RFS’ retail distribution network. For a further discussion of amortization of intangibles, refer to Note 18 on pages 186–189 of this Annual Report.
For information on merger costs, refer to Note 11 on page 158 of this Annual Report.
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
Noncompensation expense increased from 2006 due to higher professional & outside services primarily reflecting higher brokerage expense and credit card processing costs resulting from growth in transaction volume, as well as investments in the businesses and acquisitions. Also contributing to the increase was higher other expense due to increased net legal-related costs, reflecting a lower level of insurance recoveries and increased costs of credit card-related litigation, and other increases driven by business growth and investments in the businesses. Other noncompensation expense increases also included higher occupancy expense driven by ongoing investments in the businesses, in particular, the retail distribution network and the Bank of New York transaction; and higher technology, communications and equipment expense due primarily to higher depreciation expense on owned automobiles subject to operating leases in RFS, and other technology-related investments in the businesses to support business growth. These increases were offset partially by lower credit card marketing expense; decreases due to the sale of the insurance business at the beginning of the third quarter of 2006 and lower credit card fraud-related losses, both in other expense. In addition, expense in general was reduced by the effect of continuing business efficiencies. For a discussion of amortization of intangibles, refer to Note 18 on pages 186–189 of this Annual Report.
For information on merger costs, refer to Note 11 on page 158 of this Annual Report.

36	JPMorgan Chase & Co./2008 Annual Report

Income tax expense
The Firm’s income from continuing operations before income tax expense (benefit), income tax expense (benefit)  and effective tax rate were as follows for each of the periods indicated.

Year ended December 31,
(in millions, except rate)	2008 (a)	2007	2006

Income from continuing operations before income tax expense (benefit)	$2,773	$22,805	$19,886
Income tax expense (benefit)	(926)	7,440	6,237
Effective tax rate	(33.4)%	32.6%	31.4%

(a)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123–128 of this Annual Report.
2008 compared with 2007
The decrease in the effective tax rate in 2008 compared with the prior year was the result of significantly lower reported pretax income combined with changes in the proportion of income subject to U.S. federal taxes. Also contributing to the decrease in the effective tax rate was increased business tax credits and the realization of a $1.1 billion benefit from the release of deferred tax liabilities. These deferred tax liabilities were associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely. These decreases were partially offset by changes in state and local taxes, and equity losses representing the Firm’s 49.4% ownership interest in Bear Stearns’ losses from April 8 to May 30, 2008, for which no income tax benefit was recorded. For a further discussion of income taxes, see Critical Accounting Estimates used by the Firm on pages 107–111 and Note 28 on pages 197–199 of this Annual Report.
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
Income from discontinued operations in 2006 was due predominantly to a gain of $622 million from exiting selected corporate trust businesses in the fourth quarter of 2006. No income from discontinued operations was recorded in 2008 or 2007.
Extraordinary gain
The Firm recorded an extraordinary gain of $1.9 billion in 2008 associated with the acquisition of the banking operations of Washington Mutual. The transaction is being accounted for under the purchase method of accounting in accordance with SFAS 141. The adjusted fair value of net assets of the banking operations, after purchase accounting adjustments, was higher than JPMorgan Chase’s purchase price. There were no extraordinary gains recorded in 2007 or 2006.

JPMorgan Chase & Co. / 2008 Annual Report	37

Management’s discussion and analysis
EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 118–216 of this Annual Report. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that assume credit card loans securitized by CS remain on the balance sheet and presents revenue on a fully taxable-equivalent (“FTE”) basis. These adjustments do not have any impact on net income as reported by the lines of business or by the Firm as a whole.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.
(Table continues on next page)

	2008				2007
			Fully				Fully
Year ended December 31,			tax-				tax-
(in millions, except	Reported		equivalent	Managed	Reported		equivalent	Managed
per share and ratio data)	results	Credit card(c)	adjustments	basis	results	Credit card(c)	adjustments	basis

Revenue
Investment banking fees	$5,526	$—	$—	$5,526	$6,635	$—	$—	$6,635
Principal transactions	(10,699)	—	—	(10,699)	9,015	—	—	9,015
Lending & deposit-related fees	5,088	—	—	5,088	3,938	—	—	3,938
Asset management, administration and commissions	13,943	—	—	13,943	14,356	—	—	14,356
Securities gains (losses)	1,560	—	—	1,560	164	—	—	164
Mortgage fees and related income	3,467	—	—	3,467	2,118	—	—	2,118
Credit card income	7,419	(3,333)	—	4,086	6,911	(3,255)	—	3,656
Other income	2,169	—	1,329	3,498	1,829	—	683	2,512

Noninterest revenue	28,473	(3,333)	1,329	26,469	44,966	(3,255)	683	42,394
Net interest income	38,779	6,945	579	46,303	26,406	5,635	377	32,418

Total net revenue	67,252	3,612	1,908	72,772	71,372	2,380	1,060	74,812
Provision for credit losses	19,445	3,612	—	23,057	6,864	2,380	—	9,244
Provision for credit losses – accounting conformity(a)	1,534	—	—	1,534	—	—	—	—
Noninterest expense	43,500	—	—	43,500	41,703	—	—	41,703

Income from continuing operations before income tax expense	2,773	—	1,908	4,681	22,805	—	1,060	23,865
Income tax expense (benefit)	(926)	—	1,908	982	7,440	—	1,060	8,500

Income from continuing operations	3,699	—	—	3,699	15,365	—	—	15,365
Income from discontinued operations	—	—	—	—	—	—	—	—

Income before extraordinary gain	3,699	—	—	3,699	15,365	—	—	15,365
Extraordinary gain	1,906	—	—	1,906	—	—	—	—

Net income	$5,605	$—	$—	$5,605	$15,365	$—	$—	$15,365

Diluted earnings per share(b)	$0.84	$—	$—	$0.84	$4.38	$—	$—	$4.38

Return on common equity(b)	2%	—%	—%	2%	13%	—%	—%	13%
Return on common equity less goodwill(b)	4	—	—	4	21	—	—	21

Return on assets(b)	0.21	NM	NM	0.20	1.06	NM	NM	1.01
Overhead ratio	65	NM	NM	60	58	NM	NM	56

Loans–Period-end	$744,898	$85,571	$—	$830,469	$519,374	$72,701	$—	$592,075
Total assets – average	1,791,617	76,904	—	1,868,521	1,455,044	66,780	—	1,521,824

(a)	2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.
(b)	Based on income from continuing operations.
(c)	Credit card securitizations affect CS. See pages 51–53 of this Annual Report for further information.

38	JPMorgan Chase & Co. / 2008 Annual Report

are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis results for CS, see CS segment results on pages 51–53 of this Annual Report. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 16 on pages 168–176 of this Annual Report.
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

(Table continued from previous page)

2006

		Fully
Reported		tax-equivalent	Managed
results	Credit card (c)	adjustments	basis

$5,520	$—	$—	$5,520
10,778	—	—	10,778
3,468	—	—	3,468

11,855	—	—	11,855
(543)	—	—	(543)

591	—	—	591
6,913	(3,509)	—	3,404
2,175	—	676	2,851

40,757	(3,509)	676	37,924
21,242	5,719	228	27,189

61,999	2,210	904	65,113
3,270	2,210	—	5,480

—	—	—	—
38,843	—	—	38,843

19,886	—	904	20,790
6,237	—	904	7,141

13,649	—	—	13,649

795	—	—	795

14,444	—	—	14,444
—	—	—	—

$14,444	$—	$—	$14,444

$3.82	$—	$—	$3.82

12%	—%	—%	12%

20	—	—	20

1.04	NM	NM	1.00
63	NM	NM	60

$483,127	$66,950	$—	$550,077
1,313,794	65,266	—	1,379,060

Calculation of certain U.S. GAAP and non-GAAP metrics
The table below reflects the formulas used to calculate both the following U.S. GAAP and non-GAAP measures:
Return on common equity
Net income*/ Average common stockholders’ equity
Return on common equity less goodwill(d)
Net income*/ Average common stockholders’ equity less goodwill
Return on assets
Reported: Net income / Total average assets
Managed: Net income / Total average managed assets(e)
(including average securitized credit card receivables)
Overhead ratio
Total noninterest expense / Total net revenue

* Represents net income applicable to common stock

(d)	The Firm uses return on common equity less goodwill, a non-GAAP financial measure, to evaluate the operating performance of the Firm and to facilitate comparisons to competitors.
(e)	The Firm uses return on managed assets, a non-GAAP financial measure, to evaluate the overall performance of the managed credit card portfolio, including securitized credit card loans.

JPMorgan Chase & Co. / 2008 Annual Report	39

Management’s discussion and analysis
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

Business segment changes
Commencing October 1, 2008,RFS was reorganized into the following two reporting segments: Retail Banking and Consumer Lending. Previously, RFS consisted of three reporting segments: Regional Banking, Mortgage Banking and Auto Finance. The new Retail Banking reporting segment now comprises consumer banking and business banking activities, which previously were reported in Regional Banking. The new Consumer Lending reporting segment now comprises: (a) the prior Mortgage Banking and Auto Finance reporting segments,(b) the home equity, student and other lending business activities which were previously reported in the Regional Banking reporting segment and (c) loan activity related to prime mortgages that were originated by RFS, but reported in the Corporate/Private Equity business segment. This reorganization is reflected in this Annual Report and the financial information for prior periods has been revised to reflect the changes as if they had been in effect throughout all periods reported.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies.
Business segment reporting methodologies used by the Firm are discussed below. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Revenue sharing
When business segments join efforts to sell products and services to the Firm’s clients, the participating business segments agree to share revenue from those transactions. The segment results reflect these revenue-sharing agreements.
Funds transfer pricing
Funds transfer pricing is used to allocate interest income and expense to each business and transfer the primary interest rate risk exposures to the Treasury group within the Corporate/Private Equity business segment. The allocation process is unique to each business segment and considers the interest rate risk, liquidity risk and regulatory requirements of that segment’s stand-alone peers. This process is overseen by the Firm’s Asset-Liability Committee (“ALCO”). Business segments may retain certain interest rate exposures, subject to management approval, that would be expected in the normal operation of a similar peer business.

40	JPMorgan Chase & Co. / 2008 Annual Report

Capital allocation
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Line of business equity increased during the second quarter of 2008 in IB and AM due to the Bear Stearns merger and, for AM, the purchase of the additional equity interest in Highbridge. At the end of the third quarter of 2008, equity was increased for each line of business with a view toward the future implementation of the new Basel II capital rules. For further details on these rules, see Basel II on page 72 of this Annual Report. In addition, equity allocated to RFS,CS and CB was increased as a result of the Washington Mutual transaction. For a further discussion, see Capital management—Line of business equity on page 70 of this Annual Report.
Expense allocation
Where business segments use services provided by support units within the Firm, the costs of those support units are allocated to the business segments. The expense is allocated based upon their actual cost or the lower of actual cost or market, as well as upon usage of the services provided. In contrast, certain other expense related to certain corporate functions, or to certain technology and operations, are not allocated to the business segments and are retained in Corporate. Retained expense includes: parent company costs that would not be incurred if the segments were stand-alone businesses; adjustments to align certain corporate staff, technology and operations allocations with market prices; and other one-time items not aligned with the business segments.

Segment results – Managed basis(a)(b)
The following table summarizes the business segment results for the periods indicated.

Year ended December 31,	Total net revenue			Noninterest expense
(in millions, except ratios)	2008	2007	2006	2008	2007	2006

Investment Bank	$12,214	$18,170	$18,833	$13,844	$13,074	$12,860
Retail Financial Services	23,520	17,305	14,825	12,077	9,905	8,927
Card Services	16,474	15,235	14,745	5,140	4,914	5,086
Commercial Banking	4,777	4,103	3,800	1,946	1,958	1,979
Treasury & Securities Services	8,134	6,945	6,109	5,223	4,580	4,266
Asset Management	7,584	8,635	6,787	5,298	5,515	4,578
Corporate/Private Equity	69	4,419	14	(28)	1,757	1,147

Total	$72,772	$74,812	$65,113	$43,500	$41,703	$38,843

Year ended December 31,	Net income (loss)			Return on equity
(in millions, except ratios)	2008	2007	2006	2008	2007	2006

Investment Bank	$(1,175)	$3,139	$3,674	(5)%	15%	18%
Retail Financial Services	880	2,925	3,213	5	18	22
Card Services	780	2,919	3,206	5	21	23
Commercial Banking	1,439	1,134	1,010	20	17	18
Treasury & Securities Services	1,767	1,397	1,090	47	47	48
Asset Management	1,357	1,966	1,409	24	51	40
Corporate/Private Equity(c)	557	1,885	842	NM	NM	NM

Total	$5,605	$15,365	$14,444	4%	13%	13%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.
(b)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-128 of this Annual Report.
(c)	Net income included an extraordinary gain of $1.9 billion related to the Washington Mutual transaction for 2008 and income from discontinued operations of $795 million for 2006.

JPMorgan Chase & Co. / 2008 Annual Report	41

Management’s discussion and analysis
INVESTMENT BANK

J.P. Morgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The Investment Bank’s clients are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, prime brokerage and research. IB also selectively commits the Firm’s own capital to principal investing and trading activities.
On May 30, 2008, JPMorgan Chase merged with The Bear Stearns Companies, Inc. The merger provided IB with a leading global prime brokerage business and expanded the existing energy platform. It also strengthened IB's franchise in Equity and Fixed Income Markets, as well as client coverage.
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2008(g)	2007	2006

Revenue
Investment banking fees	$5,907	$6,616	$5,537
Principal transactions(a)	(7,042)	4,409	9,512
Lending & deposit-related fees	463	446	517
Asset management, administration and commissions	3,064	2,701	2,240
All other income(b)	(462)	(78)	528

Noninterest revenue	1,930	14,094	18,334
Net interest income(c)	10,284	4,076	499

Total net revenue(d)	12,214	18,170	18,833
Provision for credit losses	2,015	654	191

Credit reimbursement from TSS(e)	121	121	121
Noninterest expense
Compensation expense	7,701	7,965	8,190
Noncompensation expense	6,143	5,109	4,670

Total noninterest expense	13,844	13,074	12,860

Income (loss) before income tax expense (benefit)	(3,524)	4,563	5,903
Income tax expense (benefit)(f)	(2,349)	1,424	2,229

Net income (loss)	$(1,175)	$3,139	$3,674

Financial ratios
ROE	(5)%	15%	18%
ROA	(0.14)	0.45	0.57
Overhead ratio	113	72	68
Compensation expense as % of total net revenue	63	44	41

(a)	The 2008 results include net markdowns on mortgage-related exposures and leveraged lending funded and unfunded commitments of $5.9 billion and $4.7 billion, respectively, compared with $1.4 billion and $1.3 billion, respectively, in 2007.
(b)	All other income for 2008 decreased from the prior year due to increased revenue sharing agreements with other business segments. All other income for 2007 decreased from the prior year due mainly to losses on loan sales and lower gains on sales of assets.
(c)	Net interest income for 2008 increased from the prior year due to an increase in interest-earning assets, including the addition of the Bear Stearns’ Prime Services business combined with wider spreads on certain fixed income products. The increase in 2007 from the prior year was due primarily to an increase in interest-earning assets.
(d)	Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing investments and tax-exempt income from municipal bond investments of $1.7 billion, $927 million and $802 million for 2008, 2007 and 2006,respectively.
(e)	TSS is charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS.

(f)	The income tax benefit in 2008 includes the result of reduced deferred tax liabilities on overseas earnings.

(g)	Results for 2008 include seven months of the combined Firm’s (JPMorgan Chase’s and Bear Stearns’) results and five months of heritage JPMorgan Chase results. All prior periods reflect heritage JPMorgan Chase results.
The following table provides IB’s total net revenue by business segment.

Year ended December 31,
(in millions)	2008(d)	2007	2006

Revenue by business
Investment banking fees:
Advisory	$2,008	$2,273	$1,659
Equity underwriting	1,749	1,713	1,178
Debt underwriting	2,150	2,630	2,700

Total investment banking fees	5,907	6,616	5,537

Fixed income markets(a)	1,957	6,339	8,736

Equity markets(b)	3,611	3,903	3,458

Credit portfolio(c)	739	1,312	1,102

Total net revenue	$12,214	$18,170	$18,833

Revenue by region
Americas	$2,530	$8,165	$9,601
Europe/Middle East/Africa	7,681	7,301	7,421
Asia/Pacific	2,003	2,704	1,811

Total net revenue	$12,214	$18,170	$18,833

(a)	Fixed income markets include client and portfolio management revenue related to both market-making and proprietary risk-taking across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets.

(b)	Equities markets include client and portfolio management revenue related to market-making and proprietary risk-taking across global equity products, including cash instruments, derivatives and convertibles.
(c)	Credit portfolio revenue includes net interest income, fees and the impact of loan sales activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities, and changes in the credit valuation adjustment, which is the component of the fair value of a derivative that reflects the credit quality of the counterparty. Additionally, credit portfolio revenue incorporates an adjustment to the valuation of the Firm’s derivative liabilities as a result of the adoption of SFAS 157 on January 1, 2007. See pages 80–99 of the Credit Risk Management section of this Annual Report for further discussion.
(d)	Results for 2008 include seven months of the combined Firm’s (JPMorgan Chase’s and Bear Stearns’) results and five months of heritage JPMorgan Chase results. All prior periods reflect heritage JPMorgan Chase results.
2008 compared with 2007
Net loss was $1.2 billion, a decrease of $4.3 billion from the prior year, driven by lower total net revenue, a higher provision for credit losses and higher noninterest expense, partially offset by a reduction in deferred tax liabilities on overseas earnings.
Total net revenue was $12.2 billion, down $6.0 billion, or 33%, from the prior year. Investment banking fees were $5.9 billion, down 11% from the prior year, driven by lower debt underwriting and advisory fees reflecting reduced market activity. Debt underwriting fees were $2.2 billion, down 18% from the prior year, driven by lower loan syndication and bond underwriting fees. Advisory fees of $2.0 billion declined 12% from the prior year. Equity underwriting fees were $1.7 billion, up 2% from the prior year driven by improved market share. Fixed Income Markets revenue was $2.0 billion, compared with $6.3 billion in the prior year. The decrease was driven by $5.9

42	JPMorgan Chase & Co. / 2008 Annual Report

billion of net markdowns on mortgage-related exposures and $4.7 billion of net markdowns on leveraged lending funded and unfunded commitments. Revenue was also adversely impacted by additional losses and cost to risk reduce related to Bear Stearns’ positions. These results were offset by record performance in rates and currencies, credit trading, commodities and emerging markets as well as $814 million of gains from the widening of the Firm’s credit spread on certain structured liabilities and derivatives. Equity Markets revenue was $3.6 billion, down 7% from the prior year, reflecting weak trading results, partially offset by strong client revenue across products including prime services, as well as $510 million of gains from the widening of the Firm’s credit spread on certain structured liabilities and derivatives. Credit portfolio revenue was $739 million, down 44%, driven by losses from widening counterparty credit spreads.
The provision for credit losses was $2.0 billion, an increase of $1.4 billion from the prior year, predominantly reflecting a higher allowance for credit losses, driven by a weakening credit environment, as well as the effect of the transfer of $4.9 billion of funded and unfunded leveraged lending commitments to retained loans from held-for-sale in the first quarter of 2008. Net charge-offs for the year were $105 million, compared with $36 million in the prior year. Total nonperforming assets were $2.5 billion, an increase of $2.0 billion compared with the prior year, reflecting a weakening credit environment. The allowance for loan losses to average loans was 4.71% for 2008, compared with a ratio of 2.14% in the prior year.
Noninterest expense was $13.8 billion, up $770 million, or 6%,from the prior year, reflecting higher noncompensation expense driven primarily by additional expense relating to the Bear Stearns merger, off-set partially by lower performance-based compensation expense.
Return on equity was a negative 5% on $26.1 billion of average allocated capital, compared with 15% on $21.0 billion in the prior year.
2007 compared with 2006
Net income was $3.1 billion, a decrease of $535 million, or 15%, from the prior year. The decrease reflected lower fixed income revenue, a higher provision for credit losses and increased noninterest expense, partially offset by record investment banking fees and equity markets revenue.
Total net revenue was $18.2 billion, down $663 million, or 4%,from the prior year. Investment banking fees were $6.6 billion, up 19% from the prior year, driven by record fees across advisory and equity underwriting, partially offset by lower debt underwriting fees. Advisory fees were $2.3 billion, up 37%, and equity underwriting fees were $1.7 billion, up 45%; both were driven by record performance across all regions. Debt underwriting fees of $2.6 billion declined 3%, reflecting lower loan syndication and bond underwriting fees, which were negatively affected by market conditions in the second half of the year. Fixed Income Markets revenue decreased 27% from the prior year. The decrease was due to net markdowns of $1.4 billion on subprime positions, including subprime CDOs and net markdowns of $1.3 billion on leveraged lending funded loans and unfunded commitments. Fixed Income Markets revenue also decreased due to markdowns in securitized products on nonsubprime mortgages and weak credit trading performance. These lower results were offset partially by record revenue in currencies and strong revenue in rates. Equity Markets revenue was $3.9 billion, up 13%, benefiting from strong client activity and record trading results across all products. Credit Portfolio revenue was $1.3 billion, up 19%, primarily due to higher revenue from risk management activities, partially offset by lower gains from loan sales and workouts.
The provision for credit losses was $654 million, an increase of $463 million from the prior year. The change was due to a net increase of $532 million in the allowance for credit losses, primarily due to portfolio activity, which included the effect of a weakening credit environment, and an increase in allowance for unfunded leveraged lending commitments, as well as portfolio growth. In addition, there were $36 million of net charge-offs in 2007, compared with $31 million of net recoveries in the prior year. The allowance for loan losses to average loans was 2.14% for 2007, compared with a ratio of 1.79% in the prior year.
Noninterest expense was $13.1 billion, up $214 million, or 2%, from the prior year.
Return on equity was 15% on $21.0 billion of allocated capital compared with 18% on $20.8 billion in 2006.
Selected metrics

Year ended December 31,
(in millions, except headcount)	2008	2007	2006

Selected balance sheet data (period-end)
Equity	$33,000	$21,000	$21,000

Selected balance sheet data (average)
Total assets	$832,729	$700,565	$647,569
Trading assets–debt and equity instruments(a)	350,812	359,775	275,077
Trading assets–derivative receivables	112,337	63,198	54,541
Loans:
Loans retained(b)	73,108	62,247	58,846
Loans held-for-sale and loans at fair value(a)	18,502	17,723	21,745

Total loans	91,610	79,970	80,591
Adjusted assets(c)	679,780	611,749	527,753
Equity	26,098	21,000	20,753

Headcount	27,938	25,543	23,729

(a)	As a result of the adoption of SFAS 159 in the first quarter of 2007, $11.7 billion of loans were reclassified to trading assets. Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off (recovery) rate.
(b)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans at fair value.
(c)	Adjusted assets, a non-GAAP financial measure, equals total assets minus (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities (“VIEs”) consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; (4) goodwill and intangibles; (5) securities received as collateral; and (6) investments purchased under the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility. The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

JPMorgan Chase & Co. / 2008 Annual Report	43

Management’s discussion and analysis

Selected metrics

Year ended December 31,
(in millions, except ratio data)	2008	2007	2006

Credit data and quality statistics
Net charge-offs (recoveries)	$105	$36	$(31)
Nonperforming assets:
Nonperforming loans(a)	1,175	353	231
Other nonperforming assets	1,326	100	38

Total nonperforming assets	2,501	453	269
Allowance for credit losses:
Allowance for loan losses	3,444	1,329	1,052
Allowance for lending-related commitments	360	560	305

Total allowance for credit losses	3,804	1,889	1,357
Net charge-off (recovery) rate(a)(b)(c)	0.14%	0.06%	(0.05)%
Allowance for loan losses to average loans(a)(b)(c)	4.71 (h)	2.14 (h)	1.79
Allowance for loan losses to nonperforming loans(a)	301	439	461
Nonperforming loans to average loans	1.28	0.44	0.29
Market risk–average trading and credit portfolio VaR – 99% confidence level(d)
Trading activities:
Fixed income	$181	$80	$56
Foreign exchange	34	23	22
Equities	57	48	31
Commodities and other	32	33	45
Diversification(e)	(108)	(77)	(70)

Total trading VaR(f)	196	107	84
Credit portfolio VaR(g)	69	17	15
Diversification(e)	(63)	(18)	(11)

Total trading and credit portfolio VaR	$202	$106	$88

(a)	Nonperforming loans included loans held-for-sale and loans at fair value of $32 million, $50 million and $3 million at December 31, 2008, 2007 and 2006, respectively, which were excluded from the allowance coverage ratios. Nonperforming loans at December 31, 2006, excluded distressed loans held-for-sale that were purchased as part of IB’s proprietary activities. As a result of the adoption of SFAS 159 in the first quarter of 2007, these loans were reclassified to trading assets.
(b)	As a result of the adoption of SFAS 159 in the first quarter of 2007, $11.7 billion of loans were reclassified to trading assets.
(c)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off (recovery) rate.
(d)	Results for 2008 include seven months of the combined Firm’s (JPMorgan Chase’s and Bear Stearns’) results and five months of heritage JPMorgan Chase results. All prior periods reflect heritage JPMorgan Chase results. For a more complete description of value-at-risk (“VaR”), see pages 100–103 of this Annual Report.
(e)	Average VaRs were less than the sum of the VaRs of their market risk components, which was due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is usually less than the sum of the risks of the positions themselves.
(f)	Trading VaR includes predominantly all trading activities in IB; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include VaR related to held-for-sale funded loans and unfunded commitments, nor the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 103 of this Annual Report for further details. Trading VaR also does not include the MSR portfolio or VaR related to other corporate functions, such as Corporate/Private Equity. Beginning in the fourth quarter of 2008, trading VaR includes the estimated credit spread sensitivity of certain mortgage products.
(g)	Included VaR on derivative credit valuation adjustments (“CVA”), hedges of the CVA and mark-to-market hedges of the retained loan portfolio, which were all reported in principal transactions revenue. This VaR does not include the retained loan portfolio.
(h)	Excluding the impact of a loan originated in March 2008 to Bear Stearns, the adjusted ratio would be 4.84% for 2008. The average balance of the loan extended to Bear Stearns was $1.9 billion for 2008. The allowance for loan losses to period-end loans was 4.83% and 1.92% at December 31, 2008 and 2007, respectively.

Market shares and rankings(a)

	2008		2007		2006
	Market		Market		Market
December 31,	share	Rankings	share	Rankings	share	Rankings

Global debt, equity and equity-related	10%	#1	8%	#2	7%	#2
Global syndicated loans	12	1	13	1	14	1
Global long-term debt (b)	9	2	7	3	6	3
Global equity and equity-related(c)	12	1	9	2	7	6
Global announced M&A(d)	27	2	27	4	26	4
U.S. debt, equity and equity-related	16	1	10	2	9	2
U.S. syndicated loans	26	1	24	1	26	1
U.S. long-term debt(b)	15	1	10	2	9	2
U.S. equity and equity-related(c)	16	1	11	5	8	6
U.S. announced M&A(d)	33	3	28	3	29	3

(a)	Source: Thomson Reuters. The results for 2008 are pro forma for the Bear Stearns merger. The results for 2007 and 2006 represent heritage JPMorgan Chase only.
(b)	Includes asset-backed securities, mortgage-backed securities and municipal securities.
(c)	Includes rights offerings; U.S. domiciled equity and equity-related transactions.
(d)	Global announced M&A is based upon rank value; all other rankings are based upon proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. Global and U.S. announced M&A market share and rankings for 2007 and 2006 include transactions withdrawn since December 31, 2007 and 2006. U.S. announced M&A represents any U.S. involvement ranking.
According to Thomson Reuters, in 2008, the Firm improved its positions to #1 in Global Debt, Equity and Equity-related transactions and Global Equity and Equity-related transactions; and improved its position to #2 in Global Long-term Debt and Global Announced M&A. The Firm maintained its #1 position in Global Syndicated Loans.
According to Dealogic, the Firm was ranked #1 in Investment Banking fees generated during 2008, based upon revenue.

44	JPMorgan Chase & Co. / 2008 Annual Report

RETAIL FINANCIAL SERVICES

Retail Financial Services, which includes the Retail Banking and Consumer Lending reporting segments, serves consumers and businesses through multiple channels. Customers can use more than 5,400 bank branches (third-largest nationally),14,500 ATMs (second-largest nationally) as well as online and mobile banking. More than 21,400 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans,and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 16,000 auto dealerships and 4,800 schools and universities nationwide.
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual from the FDIC for $1.9 billion through a purchase of substantially all of the assets and assumption of specified liabilities of Washington Mutual. Washington Mutual’s banking operations consisted of a retail bank network of 2,244 branches, a nationwide credit card lending business, a multi-family and commercial real estate lending business, and nationwide mortgage banking activities. The transaction expanded the Firm’s U.S. consumer branch network in California, Florida, Washington, Georgia, Idaho, Nevada and Oregon and created the nation’s third-largest branch network.
During the first quarter of 2006, RFS completed the purchase of Collegiate Funding Services, which contributed a student loan servicing capability and provided an entry into the Federal Family Education Loan Program consolidation market. On July 1, 2006, RFS sold its life insurance and annuity underwriting businesses to Protective Life Corporation. On October 1, 2006, JPMorgan Chase completed the Bank of New York transaction, significantly strengthening RFS’ distribution network in the New York tri-state area.
Selected income statement data

Year ended December 31,
(in millions)	2008	2007	2006

Revenue
Lending & deposit-related fees	$2,546	$1,881	$1,597
Asset management, administration and commissions	1,510	1,275	1,422
Securities gains (losses)	—	1	(57)
Mortgage fees and related income(a)	3,621	2,094	618
Credit card income	939	646	523
Other income	739	882	557

Noninterest revenue	9,355	6,779	4,660
Net interest income	14,165	10,526	10,165

Total net revenue	23,520	17,305	14,825

Provision for credit losses	9,905	2,610	561

Noninterest expense
Compensation expense(a)	5,068	4,369	3,657
Noncompensation expense(a)	6,612	5,071	4,806
Amortization of intangibles	397	465	464

Total noninterest expense	12,077	9,905	8,927

Year ended December 31,
(in millions, except ratios)	2008	2007	2006

Income before income tax expense	1,538	4,790	5,337
Income tax expense	658	1,865	2,124

Net income	$880	$2,925	$3,213

Financial ratios
ROE	5%	18%	22%
Overhead ratio	51	57	60
Overhead ratio excluding core deposit intangibles(b)	50	55	57

(a)	The Firm adopted SFAS 159 in the first quarter of 2007. As a result, beginning in the first quarter of 2007, certain loan-origination costs have been classified as expense.
(b)	Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Retail Baking’s core deposit intangible amortization expense related to the Bank of New York transaction and the Bank One merger of $394 million, $460 million and $458 million for the years ended December 31, 2008, 2007 and 2006, respectively.
2008 compared with 2007
Net income was $880 million, a decrease of $2.0 billion, or 70%, from the prior year, as a significant increase in the provision for credit losses was partially offset by positive MSR risk management results and the positive impact of the Washington Mutual transaction.
Total net revenue was $23.5 billion, an increase of $6.2 billion, or 36%, from the prior year. Net interest income was $14.2 billion, up $3.6 billion, or 35%, benefiting from the Washington Mutual transaction, wider loan and deposit spreads, and higher loan and deposit balances. Noninterest revenue was $9.4 billion, up $2.6 billion, or 38%, as positive MSR risk management results, the impact of the Washington Mutual transaction, higher mortgage origination volume and higher deposit-related fees were partially offset by an increase in reserves related to the repurchase of previously sold loans and markdowns on the mortgage warehouse.
The provision for credit losses was $9.9 billion, an increase of $7.3 billion from the prior year. Delinquency rates have increased due to overall weak economic conditions, while housing price declines have continued to drive increased loss severities, particularly for high loan-to-value home equity and mortgage loans. The provision includes $4.7 billion in additions to the allowance for loan losses for the heritage Chase home equity and mortgage portfolios. Home equity net charge-offs were $2.4 billion (2.23% net charge-off rate; 2.39% excluding purchased credit-impaired loans), compared with $564 million (0.62% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $933 million (5.49% net charge-off rate; 6.10% excluding purchased credit-impaired loans),compared with $157 million (1.55% net charge-off rate) in the prior year. Prime mortgage net charge-offs were $526 million (1.05% net charge-off rate; 1.18% excluding purchased credit-impaired loans), compared with $33 million (0.13% net charge-off rate) in the prior year. The provision for credit losses was also affected by an increase in estimated losses for the auto, student and business banking loan portfolios.

JPMorgan Chase & Co. / 2008 Annual Report	45

Management’s discussion and analysis

Total noninterest expense was $12.1 billion, an increase of $2.2 billion, or 22%, from the prior year, reflecting the impact of the Washington Mutual transaction, higher mortgage reinsurance losses, higher mortgage servicing expense and investments in the retail distribution network.
2007 compared with 2006
Net income was $2.9 billion, a decrease of $288 million, or 9%, from the prior year, as a decline in Consumer Lending was offset partially by improved results in Retail Banking.
Total net revenue was $17.3 billion, an increase of $2.5 billion, or 17%, from the prior year. Net interest income was $10.5 billion, up $361 million, or 4%, due to the Bank of New York transaction, wider loan spreads and higher deposit balances. These benefits were offset partially by the sale of the insurance business and a shift to narrower–spread deposit products. Noninterest revenue was $6.8 billion, up $2.1 billion, benefiting from positive MSR risk management results; an increase in deposit-related fees; and the absence of a prior-year $233 million loss related to $13.3 billion of mortgage loans transferred to held-for-sale. Noninterest revenue also benefited from the classification of certain mortgage loan origination costs as expense (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159).
The provision for credit losses was $2.6 billion, compared with $561 million in the prior year. The current year provision includes a net increase of $1.0 billion in the allowance for loan losses related to home equity loans as continued weak housing prices have resulted in an increase in estimated losses for high loan-to-value loans. Home equity net charge-offs were $564 million (0.62% net charge-off rate), compared with $143 million (0.18% net charge-off rate) in the prior year. In addition, the current-year provision includes a $166 million increase in the allowance for loan losses related to subprime mortgage loans, reflecting an increase in estimated losses and growth in the portfolio. Subprime mortgage net charge-offs were $157 million (1.55% net charge-off rate),compared with $47 million (0.34% net charge-off rate) in the prior year.
Total noninterest expense was $9.9 billion, an increase of $978 million, or 11%, from the prior year due to the Bank of New York transaction; the classification of certain loan origination costs as expense due to the adoption of SFAS 159; investments in the retail distribution network; and higher mortgage production and servicing expense. These increases were offset partially by the sale of the insurance business.
Selected metrics

Year ended December 31,
(in millions, except headcount
and ratios)	2008	2007	2006

Selected balance sheet data – period-end
Assets	$419,831	$256,351	$237,887
Loans:
Loans retained	368,786	211,324	180,760
Loans held-for-sale and loans at fair value(a)	9,996	16,541	32,744

Total loans	378,782	227,865	213,504
Deposits	360,451	221,129	214,081
Equity	25,000	16,000	16,000
Selected balance sheet data (average)
Assets	$304,442	$241,112	$231,566
Loans:
Loans retained	257,083	191,645	187,753
Loans held-for-sale and loans at fair value(a)	17,056	22,587	16,129

Total loans	274,139	214,232	203,882
Deposits	258,362	218,062	201,127
Equity	19,011	16,000	14,629
Headcount	102,007	69,465	65,570
Credit data and quality statistics
Net charge-offs	$4,877	$1,350	$576
Nonperforming loans(b)(c)(d)(e)	6,784	2,828	1,677
Nonperforming assets(b)(c)(d)(e)	9,077	3,378	1,902
Allowance for loan losses	8,918	2,668	1,392
Net charge-off rate(f)	1.90%	0.70%	0.31%
Net charge-off rate excluding credit-impaired loans(f)(g)	2.08	0.70	0.31
Allowance for loan losses to ending loans(f)	2.42	1.26	0.77
Allowance for loan losses to ending loans excluding purchased credit-impaired loans(f)(g)	3.19	1.26	0.77
Allowance for loan losses to nonperforming loans(f)	136	97	89
Nonperforming loans to total loans	1.79	1.24	0.79

(a)	Loans included prime mortgage loans originated with the intent to sell, which, for new originations on or after January 1, 2007, were accounted for at fair value under SFAS 159. These loans, classified as trading assets on the Consolidated Balance Sheets, totaled $8.0 billion and $12.6 billion at December 31, 2008 and 2007, respectively. Average loans included prime mortgage loans, classified as trading assets on the Consolidated Balance Sheets, of $14.2 billion and $11.9 billion for the years ended December 31, 2008 and 2007, respectively.
(b)	Excludes purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans were accounted for on a pool basis and the pools are considered to be performing under SOP 03-3.
(c)	Nonperforming loans and assets included loans held-for-sale and loans accounted for at fair value of $236 million, $69 million and $116 million at December 31, 2008, 2007 and 2006, respectively. Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.
(d)	Nonperforming loans and assets excluded (1) loans eligible for repurchase as well as loans repurchased from Governmental National Mortgage Association (“GNMA”) pools that are insured by U.S. government agencies of $3.3 billion, $1.5 billion and $1.2 billion at December 31, 2008, 2007 and 2006, respectively, and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $437 million, $417 million and $387 million at December 31, 2008, 2007 and 2006, respectively. These amounts were excluded, as reimbursement is proceeding normally.

46	JPMorgan Chase & Co. / 2008 Annual Report

(e)	During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Amounts for 2007 have been revised to reflect this change. Amounts for 2006 have not been revised as the impact was not material.

(f)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

(g)	Excludes the impact of purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction at December 31, 2008. These loans were accounted for at fair value on the acquisition date, which included the impact of credit losses over the remaining life of the portfolio. Accordingly, no allowance for loan losses has been recorded for these loans.
Retail Banking
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2008	2007	2006

Noninterest revenue	$4,951	$3,763	$3,259
Net interest income	7,659	6,193	5,698

Total net revenue	12,610	9,956	8,957
Provision for credit losses	449	79	114
Noninterest expense	7,232	6,166	5,667

Income before income tax expense	4,929	3,711	3,176

Net income	$2,982	$2,245	$1,922

Overhead ratio	57%	62%	63%
Overhead ratio excluding core deposit intangibles(a)	54	57	58

(a)	Retail Banking uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This ratio excludes Retail Baking’s core deposit intangible amortization expense related to the Bank of New York transaction and the Bank One merger of $394 million, $460 million and $458 million for the years ended December 31, 2008, 2007 and 2006, respectively.
2008 compared with 2007
Retail Banking net income was $3.0 billion, up $737 million, or 33%, from the prior year. Total net revenue was $12.6 billion, up $2.7 billion, or 27%, reflecting the impact of the Washington Mutual transaction, wider deposit spreads, higher deposit-related fees, and higher deposit balances. The provision for credit losses was $449 million, compared with $79 million in the prior year, reflecting an increase in the allowance for loan losses for Business Banking loans due to higher estimated losses on the portfolio. Noninterest expense was $7.2 billion, up $1.1 billion, or 17%, from the prior year, due to the Washington Mutual transaction and investments in the retail distribution network.
2007 compared with 2006
Retail Banking net income was $2.2 billion, an increase of $323 million, or 17%, from the prior year. Total net revenue was $10.0 billion, up $1.0 billion, or 11%, benefiting from the following: the Bank of New York transaction; increased deposit-related fees; and growth in deposits. These benefits were offset partially by a shift to narrower-spread deposit products. The provision for credit losses was $79 million, compared with $114 million in the prior year. Noninterest expense was $6.2 billion, up $499 million, or 9%, from the prior year, driven by the Bank of New York transaction and investments in the retail distribution network.
Selected metrics

Year ended December 31,
(in billions, except ratios and
where otherwise noted)	2008	2007	2006

Business metrics
Selected ending balances
Business banking origination volume	$5.5	$6.9	$5.7
End-of-period loans owned	18.4	15.6	14.0
End-of-period deposits
Checking	$109.2	$66.9	$67.1
Savings	144.0	96.0	91.5
Time and other	89.1	48.6	43.2

Total end-of-period deposits	342.3	211.5	201.8
Average loans owned	$16.7	$14.9	$13.4
Average deposits
Checking	$77.1	$65.8	$62.7
Savings	114.3	97.1	89.7
Time and other	53.2	43.8	37.5

Total average deposits	244.6	206.7	189.9
Deposit margin	2.89%	2.72%	2.74%
Average assets	$26.3	$25.0	$20.5

Credit data and quality statistics (in millions, except ratio)
Net charge-offs	$346	$163	$114
Net charge-off rate	2.07%	1.09%	0.85%
Nonperforming assets	$424	$294	$244

Retail branch business metrics

Year ended December 31,	2008	2007	2006

Investment sales volume (in millions)	$17,640	$18,360	$14,882
Number of:
Branches	5,474	3,152	3,079
ATMs	14,568	9,186	8,506
Personal bankers(a)	15,825	9,650	7,573
Sales specialists(a)	5,661	4,105	3,614
Active online customers (in thousands)	11,710	5,918	4,909
Checking accounts (in thousands)	24,499	10,839	9,995

(a)	Employees acquired as part of the Bank of New York transaction are included beginning in 2007.
Consumer Lending
Selected income statement data

Year ended December 31,
(in millions, except ratio)	2008	2007	2006

Noninterest revenue	$4,404	$3,016	$1,401
Net interest income	6,506	4,333	4,467

Total net revenue	10,910	7,349	5,868
Provision for credit losses	9,456	2,531	447
Noninterest expense	4,845	3,739	3,260

Income (loss) before income tax expense	(3,391)	1,079	2,161

Net income (loss)	$(2,102)	$680	$1,291
Overhead ratio	44%	51%	56%

JPMorgan Chase & Co. / 2008 Annual Report	47

Management’s discussion and analysis

2008 compared with 2007
Consumer Lending net loss was $2.1 billion, compared with net income of $680 million in the prior year. Total net revenue was $10.9 billion, up $3.6 billion, or 48%, driven by higher mortgage fees and related income (due primarily to positive MSR risk management results), the impact of the Washington Mutual transaction, higher loan balances and wider loan spreads.
The increase in mortgage fees and related income was primarily driven by higher net mortgage servicing revenue. Mortgage production revenue of $898 million was up $18 million, as higher mortgage origination volume was predominantly offset by an increase in reserves related to the repurchase of previously sold loans and markdowns of the mortgage warehouse. Net mortgage servicing revenue (which includes loan servicing revenue, MSR risk management results and other changes in fair value) was $2.7 billion, an increase of $1.5 billion, or 124%, from the prior year. Loan servicing revenue was $3.3 billion, an increase of $924 million. Third-party loans serviced increased 91%, primarily due to the Washington Mutual transaction. MSR risk management results were $1.5 billion, compared with $411 million in the prior year. Other changes in fair value of the MSR asset were negative $2.1 billion, compared with negative $1.5 billion in the prior year.
The provision for credit losses was $9.5 billion, compared with $2.5 billion in the prior year. The provision reflected weakness in the home equity and mortgage portfolios (see Retail Financial Services discussion of the provision for credit losses for further detail).
Noninterest expense was $4.8 billion, up $1.1 billion, or 30%, from the prior year, reflecting higher mortgage reinsurance losses, the impact of the Washington Mutual transaction and higher servicing expense due to increased delinquencies and defaults.
2007 compared with 2006
Consumer Lending net income was $680 million, a decrease of $611 million, or 47%, from the prior year. Total net revenue was $7.3 billion, up $1.5 billion, or 25%, benefiting from positive MSR risk management results, increased mortgage production revenue, wider loan spreads and the absence of a prior-year $233 million loss related to $13.3 billion of mortgage loans transferred to held-for-sale. These benefits were offset partially by the sale of the insurance business.
Mortgage production revenue was $880 million, up $576 million, reflecting the impact of an increase in mortgage loan originations and the classification of certain loan origination costs as expense (loan origination costs previously netted against revenue commenced being recorded as an expense in the first quarter of 2007 due to the adoption of SFAS 159).These benefits were offset partially by markdowns of $241 million on the mortgage warehouse and pipeline. Net mortgage servicing revenue, which includes loan servicing revenue, MSR risk management results and other changes in fair value, was $1.2 billion, compared with $314 million in the prior year. Loan servicing revenue of $2.3 billion increased $195 million on 17% growth in third-party loans serviced. MSR risk management results were positive $411 million compared with negative $385 million in the prior year. Other changes in fair value of the MSR asset were negative $1.5 billion, compared with negative $1.4 billion in the prior year.
The provision for credit losses was $2.5 billion, compared with $447 million in the prior year. The increase in the provision was due to the home equity and subprime mortgage portfolios (see Retail Financial Services discussion of the provision for credit losses for further detail).
Noninterest expense was $3.7 billion, an increase of $479 million, or 15%. The increase reflected the classification of certain loan origination costs due to the adoption of SFAS 159; higher servicing costs due to increased delinquencies and defaults; higher production expense due to growth in originations; and increased depreciation expense on owned automobiles subject to operating leases. These increases were offset partially by the sale of the insurance business.
Selected metrics

Year ended December 31,
(in billions)	2008	2007	2006

Business metrics
Selected ending balances
Loans excluding purchased credit-impaired
End-of-period loans owned
Home equity	$114.3	$94.8	$85.7
Prime mortgage	65.2	34.0	46.5
Subprime mortgage	15.3	15.5	13.2
Option ARMs	9.0	—	—
Student loans	15.9	11.0	10.3
Auto	42.6	42.3	41.0
Other	1.3	2.1	2.8

Total end-of-period loans	$263.6	$199.7	$199.5

Average loans owned
Home equity	$99.9	$90.4	$78.3
Prime mortgage	45.0	30.4	43.3
Subprime mortgage	15.3	12.7	15.4
Option ARMs	2.3	—	—
Student loans	13.6	10.5	8.3
Auto	43.8	41.1	42.7
Other loans	1.1	2.3	2.4

Total average loans	$221.0	$187.4	$190.4

Year ended December 31,
(in billions)	2008	2007	2006

Purchased credit-impaired loans(a)
End-of-period loans owned
Home equity	$28.6	$—	$—
Prime mortgage	21.8	—	—
Subprime mortgage	6.8	—	—
Option ARMs	31.6	—	—

Total end-of-period loans	$88.8	$—	$—

Average loans owned
Home equity	$7.1	$—	$—
Prime mortgage	5.4	—	—
Subprime mortgage	1.7	—	—
Option ARMs	8.0	—	—

Total average loans	$22.2	$—	$—

48	JPMorgan Chase & Co. / 2008 Annual Report

Year ended December 31,
(in billions)	2008	2007	2006

Total consumer lending portfolio
End-of-period loans owned
Home equity	$142.9	$94.8	$85.7
Prime mortgage	87.0	34.0	46.5
Subprime mortgage	22.1	15.5	13.2
Option ARMs	40.6	—	—
Student loans	15.9	11.0	10.3
Auto loans	42.6	42.3	41.0
Other	1.3	2.1	2.8

Total end-of-period loans	$352.4	$199.7	$199.5

Average loans owned
Home equity	$107.0	$90.4	$78.3
Prime mortgage	50.4	30.4	43.3
Subprime mortgage	17.0	12.7	15.4
Option ARMs	10.3	—	—
Student loans	13.6	10.5	8.3
Auto loans	43.8	41.1	42.7
Other	1.1	2.3	2.4

Total average loans owned(b)	$243.2	$187.4	$190.4

(a)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction that are accounted for under SOP 03-3.
(b)	Total average loans owned includes loans held-for-sale of $2.8 billion, $10.6 billion and $16.1 billion for the years ended December 31, 2008, 2007 and 2006, respectively.
Credit data and quality statistics

(in millions, except ratios)	2008	2007	2006

Net charge-offs excluding purchased credit-impaired(a)
Home equity	$2,391	$564	$143
Prime mortgage	526	33	9
Subprime mortgage	933	157	47
Option ARMs	—	—	—
Auto loans	568	354	238
Other	113	79	25

Total net charge-offs	$4,531	1,187	462

Net charge-off rate excluding purchased credit-impaired(a)
Home equity	2.39%	0.62%	0.18%
Prime mortgage	1.18	0.13	0.03
Subprime mortgage	6.10	1.55	0.34
Option ARMs	—	—	—
Auto loans	1.30	0.86	0.56
Other	0.93	0.88	0.31
Total net charge-off rate excluding purchased credit-impaired(b)	2.08	0.67	0.27

Net charge-off rate – reported
Home equity	2.23%	0.62%	0.18%
Prime mortgage	1.05	0.13	0.03
Subprime mortgage	5.49	1.55	0.34
Option ARMs	—	—	—
Auto loans	1.30	0.86	0.56
Other	0.93	0.88	0.31

Total net charge-off rate(b)	1.89	0.67	0.27

30+ day delinquency rate excluding purchased credit-impaired(c)(d)(e)	4.21%	3.10%	1.80%
Nonperforming assets(f)(g)(h)	$8,653	$3,084	$1,658
Allowance for loan losses to ending loans	2.36%	1.24%	0.64%
Allowance for loan losses to ending loans excluding purchased credit-impaired loans(a)	3.16	1.24	0.64

(a)	Excludes the impact of purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. Under SOP 03-3, these loans were accounted for at fair value on the acquisition date, which includes the impact of estimated credit losses over the remaining lives of the loans. Accordingly, no charge-offs and no allowance for loan losses has been recorded for these loans.
(b)	Average loans included loans held-for-sale of $2.8 billion, $10.6 billion and $16.1 billion for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts were excluded when calculating the net charge-off rate.
(c)	Excluded loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $3.2 billion, $1.2 billion and $960 million, at December 31, 2008 ,2007 and 2006, respectively. These amounts were excluded, as reimbursement is proceeding normally.
(d)	Excluded loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $824 million, $663 million and $464 million at December 31, 2008, 2007 and 2006, respectively. These amounts are excluded as reimbursement is proceeding normally.
(e)	Excludes purchased credit-impaired loans. The 30+ day delinquency rate for these loans was 17.89% at December 31, 2008. There were no purchased credit-impaired loans at December 31, 2007 and 2006.
(f)	Nonperforming assets excluded (1) loans eligible for repurchase as well as loans repurchased from Governmental National Mortgage Association (“GNMA”) pools that are insured by U.S. government agencies of $3.3 billion, $1.5 billion and $1.2 billion at December 31, 2008, 2007 and 2006, respectively, and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $437 million, $417 million and $387 million at December 31, 2008, 2007 and 2006, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally.
(g)	During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Amounts for 2007 have been revised to reflect this change. Amounts for 2006 have not been revised as the impact was not material.
(h)	Excludes purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing under SOP 03-3.

JPMorgan Chase & Co. / 2008 Annual Report	49

Management’s discussion and analysis

Consumer Lending (continued)
(in billions, except ratios and where
otherwise noted)	2008	2007	2006

Origination volume
Mortgage origination volume by channel
Retail	$41.1	$45.5	$40.5
Wholesale	29.4	42.7	32.8
Correspondent	55.5	27.9	13.3
CNT (negotiated transactions)	43.0	43.3	32.6

Total mortgage origination volume	169.0	159.4	119.2

Home equity	16.3	48.3	51.9
Student loans	6.9	7.0	8.1
Auto	19.4	21.3	19.3
Avg. mortgage loans held-for-sale and loans at fair value(a)	14.6	18.8	12.9
Average assets	278.1	216.1	211.1
Third-party mortgage loans serviced (ending)	1,172.6	614.7	526.7
MSR net carrying value (ending)	9.3	8.6	7.5

Supplemental mortgage fees and related income details (in millions)
Production revenue	$898	$880	$304

Net mortgage servicing revenue:
Loan servicing revenue	3,258	2,334	2,139
Changes in MSR asset fair value:
Due to inputs or assumptions in model	(6,849)	(516)	165
Other changes in fair value	(2,052)	(1,531)	(1,440)

Total changes in MSR asset fair value	(8,901)	(2,047)	(1,275)
Derivative valuation adjustments and other	8,366	927	(550)

Total net mortgage servicing revenue	2,723	1,214	314

Mortgage fees and related income	3,621	2,094	618

(a)	Included $14.2 billion and $11.9 billion of prime mortgage loans at fair value for the years ended December 31, 2008 and 2007, respectively.

Mortgage origination channels comprise the following:
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
MSR risk management results – Includes changes in MSR asset fair value due to inputs or assumptions and derivative valuation adjustments and other.

50	JPMorgan Chase & Co. / 2008 Annual Report

CARD SERVICES

Chase Card Services is one of the nation’s largest card issuers with more than 168 million credit cards in circulation and more than $190 billion in managed loans. Customers used Chase cards to meet more than $368 billion worth of their spending needs in 2008. Chase has a market leadership position in building loyalty and rewards programs with many of the world’s most respected brands and through its proprietary products, which include the Chase Freedom program.
Through its merchant acquiring business, Chase Paymentech Solutions, Chase is one of the leading processors of MasterCard and Visa payments.
JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. For further information, see Explanation and reconciliation of the Firm’s use of non-GAAP financial measures on pages 38–39 of this Annual Report. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets.
The following discussion of CS’ financial results reflects the acquisition of Washington Mutual’s credit card operations, including $28.3 billion of managed credit card loans, as a result of the Washington Mutual transaction on September 25, 2008, and the dissolution of the Chase Paymentech Solutions joint venture on November 1, 2008. See Note 2 on pages 123–128 of this Annual Report for more information concerning these transactions.
Selected income statement data – managed basis

Year ended December 31,
(in millions, except ratios)	2008	2007	2006

Revenue
Credit card income	$2,768	$2,685	$2,587
All other income	(49)	361	357

Noninterest revenue	2,719	3,046	2,944
Net interest income	13,755	12,189	11,801

Total net revenue	16,474	15,235	14,745

Provision for credit losses	10,059	5,711	4,598

Noninterest expense
Compensation expense	1,127	1,021	1,003
Noncompensation expense	3,356	3,173	3,344
Amortization of intangibles	657	720	739

Total noninterest expense	5,140	4,914	5,086

Income before income tax expense	1,275	4,610	5,061
Income tax expense	495	1,691	1,855

Net income	$780	$2,919	$3,206

Memo: Net securitization gains (amortization)	$(183)	$67	$82
Financial ratios
ROE	5%	21%	23%
Overhead ratio	31	32	34

2008 compared with 2007
Net income was $780 million, a decline of $2.1 billion, or 73%, from the prior year. The decrease was driven by a higher provision for credit losses, partially offset by higher total net revenue.
Average managed loans were $162.9 billion, an increase of $13.5 billion, or 9%, from the prior year. Excluding Washington Mutual, average managed loans were $155.9 billion. End-of-period managed loans were $190.3 billion, an increase of $33.3 billion, or 21%, from the prior year. Excluding Washington Mutual, end-of-period managed loans were $162.1 billion. The increases in both average managed loans and end-of-period managed loans were predominantly due to the impact of the Washington Mutual transaction and organic portfolio growth.
Managed total net revenue was $16.5 billion, an increase of $1.2 billion, or 8%, from the prior year. Net interest income was $13.8 billion, up $1.6 billion, or 13%, from the prior year, driven by the Washington Mutual transaction, higher average managed loan balances, and wider loan spreads. These benefits were offset partially by the effect of higher revenue reversals associated with higher charge-offs. Noninterest revenue was $2.7 billion, a decrease of $327 million, or 11%, from the prior year, driven by increased rewards expense, lower securitization income driven by higher credit losses, and higher volume-driven payments to partners; these were largely offset by increased interchange income, benefiting from a 4% increase in charge volume, as well as the impact of the Washington Mutual transaction.
The managed provision for credit losses was $10.1 billion, an increase of $4.3 billion, or 76%, from the prior year, due to an increase of $1.7 billion in the allowance for loan losses and a higher level of charge-offs. The managed net charge-off rate increased to 5.01%, up from 3.68% in the prior year. The 30-day managed delinquency rate was 4.97%, up from 3.48% in the prior year. Excluding Washington Mutual, the managed net charge-off rate was 4.92% and the 30-day delinquency rate was 4.36%.
Noninterest expense was $5.1 billion, an increase of $226 million, or 5%, from the prior year, predominantly due to the impact of the Washington Mutual transaction.

JPMorgan Chase & Co. / 2008 Annual Report	51

Management’s discussion and analysis

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
Managed total net revenue was $15.2 billion, an increase of $490 million, or 3%, from the prior year. Net interest income was $12.2 billion, up $388 million, or 3%, from the prior year. The increase in net interest income was driven by a higher level of fees and higher average loan balances. These benefits were offset partially by narrower loan spreads, the discontinuation of certain billing practices (including the elimination of certain over-limit fees and the two-cycle billing method for calculating finance charges beginning in the second quarter of 2007) and the effect of higher revenue reversals associated with higher charge-offs. Noninterest revenue was $3.0 billion, an increase of $102 million, or 3%, from the prior year. The increase reflected a higher level of fee-based revenue and increased net interchange income, which benefited from higher charge volume. Charge volume growth was 4%, reflecting a 9% increase in sales volume, offset primarily by a lower level of balance transfers, the result of more targeted marketing efforts.
The managed provision for credit losses was $5.7 billion, an increase of $1.1 billion, or 24%, from the prior year. The increase was primarily due to a higher level of net charge-offs (the prior year benefited from the change in bankruptcy legislation in the fourth quarter of 2005) and an increase in the allowance for loan losses, driven by higher estimated net charge-offs in the portfolio. The managed net charge-off rate was 3.68%, up from 3.33% in the prior year. The 30-day managed delinquency rate was 3.48%, up from 3.13% in the prior year.
Noninterest expense was $4.9 billion, a decrease of $172 million, or 3%, compared with the prior year, primarily due to lower marketing expense and lower fraud-related expense, partially offset by higher volume-related expense.

The following are brief descriptions of selected business metrics within Card Services.
•	Charge volume – Represents the dollar amount of cardmember purchases, balance transfers and cash advance activity.

•	Net accounts opened – Includes originations, purchases and sales.

•	Merchant acquiring business – Represents a business that processes bank card transactions for merchants.
–Bank card volume – Represents the dollar amount of transactions processed for merchants.

–Total transactions – Represents the number of transactions and authorizations processed for merchants.

52	JPMorgan Chase & Co. / 2008 Annual Report

Selected metrics

Year ended December 31,
(in millions, except headcount, ratios
and where otherwise noted)	2008	2007	2006

Financial metrics
% of average managed outstandings:
Net interest income	8.45%	8.16%	8.36%
Provision for credit losses	6.18	3.82	3.26
Noninterest revenue	1.67	2.04	2.09

Risk adjusted margin(a)	3.94	6.38	7.19
Noninterest expense	3.16	3.29	3.60

Pretax income (ROO)(b)	0.78	3.09	3.59
Net income	0.48	1.95	2.27

Business metrics
Charge volume (in billions)	$368.9	$354.6	$339.6

Net accounts opened (in millions)(c)	27.9	16.4	45.9
Credit cards issued (in millions)	168.7	155.0	154.4
Number of registered Internet customers (in millions)	35.6	28.3	22.5

Merchant acquiring business(d)
Bank card volume (in billions)	$713.9	$719.1	$660.6
Total transactions (in billions)	21.4	19.7	18.2
Selected balance sheet data (period-end)
Loans:
Loans on balance sheets	$104,746	$84,352	$85,881
Securitized loans	85,571	72,701	66,950

Managed loans	$190,317	$157,053	$152,831

Equity	$15,000	$14,100	$14,100
Selected balance sheet data (average)
Managed assets	$173,711	$155,957	$148,153
Loans:
Loans on balance sheets	$83,293	$79,980	$73,740
Securitized loans	79,566	69,338	67,367

Managed average loans	$162,859	$149,318	$141,107

Equity	$14,326	$14,100	$14,100
Headcount	24,025	18,554	18,639

Managed credit quality statistics
Net charge-offs	$8,159	$5,496	$4,698

Net charge-off rate(e)	5.01%	3.68%	3.33%
Managed delinquency ratios

30+ day(e)	4.97%	3.48%	3.13%

90+ day(e)	2.34	1.65	1.50

Allowance for loan losses(f)(i)	$7,692	$3,407	$3,176

Allowance for loan losses to period-end loans(f)	7.34%	4.04%	3.70%

Key stats – Washington Mutual only(g)
Managed loans	$28,250
Managed average loans	6,964

Net interest income(h)	14.87%

Risk adjusted margin(a)(h)	4.18

Net charge-off rate(e)	7.11

30+ day delinquency rate(e)	8.50

90+ day delinquency rate(e)	3.75

Year ended December 31,
(in millions, except headcount, ratios
and where otherwise noted)	2008	2007	2006

Key stats – excluding Washington Mutual
Managed loans	$162,067	$157,053	$152,831
Managed average loans	155,895	149,318	141,107

Net interest income(h)	8.16%	8.16%	8.36%

Risk adjusted margin(a)(h)	3.93	6.38	7.19
Net charge-off rate	4.92	3.68	3.33
30+ day delinquency rate	4.36	3.48	3.13
90+ day delinquency rate	2.09	1.65	1.50

(a)	Represents total net revenue less provision for credit losses.
(b)	Pretax return on average managed outstandings.
(c)	Results for 2008 included approximately 13 million credit card accounts acquired in the Washington Mutual transaction. Results for 2006 included approximately 30 million accounts from loan portfolio acquisitions.
(d)	The Chase Paymentech Solutions joint venture was dissolved effective November 1, 2008. For the period January 1, 2008 through October 31, 2008, the data presented represent activity for the Chase Paymentech Solutions joint venture and for the period November 1, 2008 through December 31, 2008, the data presented represent activity for Chase Paymentech Solutions.
(e)	Results for 2008 reflect the impact of purchase accounting adjustments related to the Washington Mutual transaction.
(f)	Based on loans on a reported basis.
(g)	Statistics are only presented for periods after September 25, 2008, the date of the Washington Mutual transaction.
(h)	As a percentage of average managed outstandings.
(i)	The 2008 allowance for loan losses included an amount related to loans acquired in the Washington Mutual transaction.
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

Year ended December 31,
(in millions)	2008	2007	2006

Income statement data(a)
Credit card income
Reported	$6,082	$5,940	$6,096
Securitization adjustments	(3,314)	(3,255)	(3,509)

Managed credit card income	$2,768	$2,685	$2,587

Net interest income
Reported	$6,838	$6,554	$6,082
Securitization adjustments	6,917	5,635	5,719

Managed net interest income	$13,755	$12,189	$11,801

Total net revenue
Reported	$12,871	$12,855	$12,535
Securitization adjustments	3,603	2,380	2,210

Managed total net revenue	$16,474	$15,235	$14,745

Provision for credit losses
Reported	$6,456	$3,331	$2,388
Securitization adjustments	3,603	2,380	2,210

Managed provision for credit losses	$10,059	$5,711	$4,598

Balance sheet – average balances(a)
Total average assets
Reported	$96,807	$89,177	$82,887
Securitization adjustments	76,904	66,780	65,266

Managed average assets	$173,711	$155,957	$148,153

Credit quality statistics(a)
Net charge-offs
Reported	$4,556	$3,116	$2,488
Securitization adjustments	3,603	2,380	2,210

Managed net charge-offs	$8,159	$5,496	$4,698

(a)	For a discussion of managed basis, see the non-GAAP financial measures discussion on pages 38–39 of this Annual Report.

JPMorgan Chase & Co. / 2008 Annual Report	53

Management’s discussion and analysis
COMMERCIAL BANKING

Commercial Banking serves more than 26,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and nearly 30,000 real estate investors/owners. Delivering extensive industry knowledge, local expertise and dedicated service, CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management, to meet its clients’ domestic and international financial needs.
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual from the FDIC, adding approximately $44.5 billion in loans to the Commercial Term Lending, Real Estate Banking and Other businesses in Commercial Banking. On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, business banking and middle-market banking businesses, adding approximately $2.3 billion in loans and $1.2 billion in deposits in Commercial Banking.
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2008	2007	2006

Revenue
Lending & deposit-related fees	$854	$647	$589
Asset management, administration and commissions	113	92	67
All other income(a)	514	524	417

Noninterest revenue	1,481	1,263	1,073
Net interest income	3,296	2,840	2,727

Total net revenue	4,777	4,103	3,800

Provision for credit losses	464	279	160

Noninterest expense
Compensation expense	692	706	740
Noncompensation expense	1,206	1,197	1,179
Amortization of intangibles	48	55	60

Total noninterest expense	1,946	1,958	1,979

Income before income tax expense	2,367	1,866	1,661
Income tax expense	928	732	651

Net income	$1,439	$1,134	$1,010

Financial ratios
ROE	20%	17%	18%
Overhead ratio	41	48	52

(a)	Revenue from investment banking products sold to CB clients and commercial card revenue is included in all other income.
2008 compared with 2007
Net income was $1.4 billion, an increase of $305 million, or 27%, from the prior year, due to growth in total net revenue including the impact of the Washington Mutual transaction, partially offset by a higher provision for credit losses.
Record total net revenue of $4.8 billion increased $674 million, or 16%. Net interest income of $3.3 billion increased $456 million, or 16%, driven by double-digit growth in liability and loan balances and the impact of the Washington Mutual transaction, partially offset by spread compression in the liability and loan portfolios. Noninterest revenue was $1.5 billion, up $218 million, or 17%, due to higher deposit and lending-related fees.
On a client segment basis, Middle Market Banking revenue was $2.9 billion, an increase of $250 million, or 9%, from the prior year due predominantly to higher deposit-related fees and growth in liability and loan balances. Revenue from Commercial Term Lending, a new client segment established as a result of the Washington Mutual transaction encompassing multi-family and commercial mortgage loans, was $243 million. Mid-Corporate Banking revenue was $921 million, an increase of $106 million, or 13%, reflecting higher loan balances, investment banking revenue, and deposit-related fees. Real Estate Banking revenue of $413 million decreased $8 million, or 2%.
Provision for credit losses was $464 million, an increase of $185 million, or 66%, compared with the prior year, reflecting a weakening credit environment and loan growth. Net charge-offs were $288 million (0.35% net charge-off rate), compared with $44 million (0.07% net charge-off rate) in the prior year, predominantly related to an increase in real estate charge-offs. The allowance for loan losses increased $1.1 billion, which primarily reflected the impact of the Washington Mutual transaction. Nonperforming assets were $1.1 billion, an increase of $1.0 billion compared with the prior year, predominantly reflecting the Washington Mutual transaction and higher real estate-related balances.
Noninterest expense was $1.9 billion, a decrease of $12 million, or 1%, from the prior year, due to lower performance-based incentive compensation and volume-based charges from service providers, predominantly offset by the impact of the Washington Mutual transaction.
2007 compared with 2006
Net income was $1.1 billion, an increase of $124 million, or 12%, from the prior year due primarily to growth in total net revenue, partially offset by higher provision for credit losses.
Record total net revenue of $4.1 billion increased $303 million, or 8%. Net interest income of $2.8 billion increased $113 million, or 4%, driven by double-digit growth in liability balances and loans, which reflected organic growth and the Bank of New York transaction, largely offset by the continued shift to narrower-spread liability products and spread compression in the loan and liability portfolios. Noninterest revenue was $1.3 billion, up $190 million, or 18%, due to increased deposit-related fees, higher investment banking revenue, and gains on sales of securities acquired in the satisfaction of debt.
On a segment basis, Middle Market Banking revenue was $2.7 billion, an increase of $154 million, or 6%, primarily due to the Bank of New York transaction, higher deposit-related fees and growth in investment banking revenue. Mid-Corporate Banking revenue was $815 million, an increase of $159 million, or 24%, reflecting higher

54	JPMorgan Chase & Co. / 2008 Annual Report

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
Selected metrics

Year ended December 31,
(in millions, except
headcount)	2008	2007	2006

Revenue by product:
Lending	$1,743	$1,419	$1,344
Treasury services	2,648	2,350	2,243
Investment banking	334	292	253
Other	52	42	(40)

Total Commercial Banking revenue	$4,777	$4,103	$3,800

IB revenue, gross(a)	$966	$888	$716

Revenue by business:
Middle Market Banking	$2,939	$2,689	$2,535
Commercial Term Lending(b)	243	—	—
Mid-Corporate Banking	921	815	656
Real Estate Banking(b)	413	421	458
Other(b)	261	178	151

Total Commercial Banking revenue	$4,777	$4,103	$3,800

Selected balance sheet data (period-end)
Equity	$8,000	$6,700	$6,300

Selected balance sheet data (average)
Total assets	$114,299	$87,140	$57,754
Loans:
Loans retained	81,931	60,231	53,154
Loans held-for-sale and loans at fair value	406	863	442

Total loans	$82,337	$61,094	$53,596
Liability balances(c)	103,121	87,726	73,613
Equity	$7,251	$6,502	$5,702

Average loans by business:
Middle Market Banking	$42,193	$37,333	$33,225
Commercial Term Lending(b)	9,310	—	—
Mid-Corporate Banking	16,297	12,481	8,632
Real Estate Banking(b)	9,008	7,116	7,566
Other(b)	5,529	4,164	4,173

Total Commercial Banking loans	$82,337	$61,094	$53,596

Headcount	5,206	4,125	4,459

Year ended December 31,
(in millions, except ratios)	2008		2007	2006

Credit data and quality statistics:
Net charge-offs	$288		$44	$27
Nonperforming loans(d)	1,026		146	121
Nonperforming assets	1,142		148	122
Allowance for credit losses:
Allowance for loan losses(e)	2,826		1,695	1,519
Allowance for lending-related commitments	206		236	187

Total allowance for credit losses	3,032		1,931	1,706
Net charge-off rate(f)	0.35%		0.07%	0.05%
Allowance for loan losses to average loans(d)(f)	3.04	(g)	2.81	2.86
Allowance for loan losses to nonperforming loans(d)	275		1,161	1,255
Nonperforming loans to average loans(d)	1.10	(g)	0.24	0.23

(a)	Represents the total revenue related to investment banking products sold to CB clients.
(b)	Results for 2008 include total net revenue and average loans acquired in the Washington Mutual transaction.
(c)	Liability balances include deposits and deposits swept to on-balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
(d)	Purchased credit-impaired wholesale loans accounted for under SOP 03-3 that were acquired in the Washington Mutual transaction are considered nonperforming loans because the timing and amount of expected cash flows are not reasonably estimable. These nonperforming loans were included when calculating the allowance coverage ratio, the allowance for loan losses to nonperforming loans ratio, and the nonperforming loans to average loans ratio. The carrying amount of these purchased credit- impaired loans was $224 million at December 31, 2008.
(e)	Beginning in 2008, the allowance for loan losses included an amount related to loans acquired in the Washington Mutual transaction and the Bear Stearns merger.
(f)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.
(g)	The September 30, 2008, ending loan balance of $44.5 billion acquired in the Washington Mutual transaction is treated as if it had been part of the loan balance for the entire third quarter of 2008.

JPMorgan Chase & Co. / 2008 Annual Report	55

Management’s discussion and analysis
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
As a result of the transaction with the Bank of New York on October 1, 2006, selected corporate trust businesses were transferred from TSS to the Corporate/Private Equity segment and are reported in discontinued operations.
Selected income statement data

Year ended December 31,
(in millions, except ratio data)	2008	2007	2006

Revenue
Lending & deposit-related fees	$1,146	$923	$735
Asset management, administration
and commissions	3,133	3,050	2,692
All other income	917	708	612

Noninterest revenue	5,196	4,681	4,039
Net interest income	2,938	2,264	2,070

Total net revenue	8,134	6,945	6,109

Provision for credit losses	82	19	(1)
Credit reimbursement to IB(a)	(121)	(121)	(121)

Noninterest expense
Compensation expense	2,602	2,353	2,198
Noncompensation expense	2,556	2,161	1,995
Amortization of intangibles	65	66	73

Total noninterest expense	5,223	4,580	4,266

Income before income tax expense	2,708	2,225	1,723
Income tax expense	941	828	633

Net income	$1,767	$1,397	$1,090

Revenue by business
Treasury Services	$3,555	$3,013	$2,792
Worldwide Securities Services	4,579	3,932	3,317

Total net revenue	$8,134	$6,945	$6,109

Financial ratios
ROE	47%	47%	48%
Overhead ratio	64	66	70
Pretax margin ratio(b)	33	32	28

Year ended December 31,
(in millions, except headcount)	2008	2007	2006

Selected balance sheet data (period-end)
Equity	$4,500	$3,000	$2,200

Selected balance sheet data (average)
Total assets	$54,563	$53,350	$31,760
Loans(c)	26,226	20,821	15,564
Liability balances(d)	279,833	228,925	189,540
Equity	3,751	3,000	2,285

Headcount	27,070	25,669	25,423

(a)	TSS is charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS. Beginning in first quarter 2009, income statement and balance sheet items for credit portfolio activity related to joint IB/TSS clients will be reflected proportionally in the respective IB and TSS financials. This will replace the previous approach whereby a credit reimbursement was charged to TSS by IB.
(b)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.
(c)	Loan balances include wholesale overdrafts, commercial card and trade finance loans.
(d)	Liability balances include deposits and deposits swept to on-balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
2008 compared with 2007
Net income was a record $1.8 billion, an increase of $370 million, or 26%, from the prior year, driven by higher total net revenue. This increase was largely offset by higher noninterest expense.
Total net revenue was a record $8.1 billion, an increase of $1.2 billion, or 17%, from the prior year. Worldwide Securities Services posted record net revenue of $4.6 billion, an increase of $647 million, or 16%, from the prior year. The growth was driven by wider spreads in securities lending, foreign exchange and liability products, increased product usage by new and existing clients (largely in custody, fund services, alternative investment services and depositary receipts) and higher liability balances, reflecting increased client deposit activity resulting from recent market conditions. These benefits were offset partially by market depreciation. Treasury Services posted record net revenue of $3.6 billion, an increase of $542 million, or 18%, reflecting higher liability balances and volume growth in electronic funds transfer products and trade loans. Revenue growth from higher liability balances reflects increased client deposit activity resulting from recent market conditions as well as organic growth. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $11.1 billion, an increase of $1.5 billion, or 16%. Treasury Services firmwide net revenue grew to $6.5 billion, an increase of $869 million, or 15%.
Noninterest expense was $5.2 billion, an increase of $643 million, or 14%, from the prior year, reflecting higher expense related to business and volume growth as well as continued investment in new product platforms.
2007 compared with 2006
Net income was a record $1.4 billion, an increase of $307 million, or 28%, from the prior year, driven by record total net revenue, partially offset by higher noninterest expense.

56	JPMorgan Chase & Co. / 2008 Annual Report

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
Treasury & Securities Services firmwide metrics include revenue recorded in the CB, Retail Banking and AM lines of business and excludes foreign exchange (“FX”) revenue recorded in IB for TSS-related FX activity. In order to capture the firmwide impact of TS and TSS products and revenue, management reviews firmwide metrics such as liability balances, revenue and overhead ratios in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.
Selected metrics

Year ended December 31,
(in millions, except ratio data)	2008	2007	2006

TSS firmwide disclosures
Treasury Services revenue – reported	$3,555	$3,013	$2,792
Treasury Services revenue reported in Commercial Banking	2,648	2,350	2,243
Treasury Services revenue reported in other lines of business	299	270	207

Treasury Services firmwide revenue(a)	6,502	5,633	5,242
Worldwide Securities Services revenue	4,579	3,932	3,317

Treasury & Securities Services firmwide revenue(a)	$11,081	$9,565	$8,559
Treasury Services firmwide liability balances (average)(b)	$242,706	$199,077	$162,020
Treasury & Securities Services firmwide liability balances (average)(b)	382,947	316,651	262,678
TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(c)	51%	56%	56%
Treasury & Securities Services firmwide overhead ratio(c)	57	60	62

Year ended December 31,
(in millions, except ratio data
and where otherwise noted)	2008	2007	2006

Firmwide business metrics
Assets under custody (in billions)	$13,205	$15,946	$13,903

Number of:
U.S.$ ACH transactions originated (in millions)	4,000	3,870	3,503
Total U.S.$ clearing volume (in thousands)	115,742	111,036	104,846
International electronic funds transfer volume (in thousands)(d)	171,036	168,605	145,325
Wholesale check volume (in millions)	2,408	2,925	3,409
Wholesale cards issued (in thousands)(e)	22,784	18,722	17,228

Credit data and quality statistics
Net charge-offs (recoveries)	$(2)	$—	$1
Nonperforming loans	30	—	—
Allowance for loan losses	74	18	7
Allowance for lending-related commitments	63	32	1

Net charge-off (recovery) rate	(0.01)%	—%	0.01%
Allowance for loan losses to average loans	0.28	0.09	0.04
Allowance for loan losses to nonperforming loans	247	NM	NM
Nonperforming loans to average loans	0.11	—	—

(a)	TSS firmwide FX revenue, which includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB, was $880 million, $552 million and $445 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(b)	Firmwide liability balances include TS’ liability balances recorded in the Commercial Banking line of business.
(c)	Overhead ratios have been calculated based upon firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in IB for TSS-related FX activity are not included in this ratio.
(d)	International electronic funds transfer includes non-U.S. dollar ACH and clearing volume.
(e)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card and government electronic benefit card products.

JPMorgan Chase & Co. / 2008 Annual Report	57

Management’s discussion and analysis
ASSET MANAGEMENT

AM, with assets under supervision of $1.5 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including money market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
On May 30, 2008, JPMorgan Chase merged with The Bear Stearns Companies, Inc. The merger resulted in the addition of a new client segment, Bear Stearns Brokerage, but did not materially affect balances or business metrics.
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2008	2007	2006

Revenue
Asset management, administration and commissions	$6,004	$6,821	$5,295
All other income	62	654	521

Noninterest revenue	6,066	7,475	5,816
Net interest income	1,518	1,160	971

Total net revenue	7,584	8,635	6,787

Provision for credit losses	85	(18)	(28)

Noninterest expense
Compensation expense	3,216	3,521	2,777
Noncompensation expense	2,000	1,915	1,713
Amortization of intangibles	82	79	88

Total noninterest expense	5,298	5,515	4,578

Income before income tax expense	2,201	3,138	2,237
Income tax expense	844	1,172	828

Net income	$1,357	$1,966	$1,409

Revenue by client segment
Private Bank(a)	$2,565	$2,362	$1,686
Institutional	1,775	2,525	1,972
Retail	1,620	2,408	1,885
Private Wealth Management(a)	1,387	1,340	1,244
Bear Stearns Brokerage	237	—	—

Total net revenue	$7,584	$8,635	$6,787

Financial ratios
ROE	24%	51%	40%
Overhead ratio	70	64	67
Pretax margin ratio(b)	29	36	33

(a)	In 2008, certain clients were transferred from Private Bank to Private Wealth Management. Prior periods have been revised to conform to this change.
(b)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.
2008 compared with 2007
Net income was $1.4 billion, a decline of $609 million, or 31%, from the prior year, driven by lower total net revenue offset partially by lower noninterest expense.
Total net revenue was $7.6 billion, a decrease of $1.1 billion, or 12%, from the prior year. Noninterest revenue was $6.1 billion, a decline of $1.4 billion, or 19%, due to lower performance fees and the effect of lower markets, including the impact of lower market valuations of seed capital investments. The lower results were offset partially by the benefit of the Bear Stearns merger and increased revenue from net asset inflows. Net interest income was $1.5 billion, up $358 million, or 31%, from the prior year, due to higher deposit and loan balances and wider deposit spreads.
Private Bank revenue grew 9% to $2.6 billion, due to increased deposit and loan balances and net asset inflows, partially offset by the effect of lower markets and lower performance fees. Institutional revenue declined 30% to $1.8 billion due to lower performance fees, partially offset by net liquidity inflows. Retail revenue declined 33% to $1.6 billion due to the effect of lower markets, including the impact of lower market valuations of seed capital investments and net equity outflows. Private Wealth Management revenue grew 4% to $1.4 billion due to higher deposit and loan balances. Bear Stearns Brokerage contributed $237 million to revenue.
The provision for credit losses was $85 million, compared with a benefit of $18 million in the prior year, reflecting an increase in loan balances, higher net charge-offs and a weakening credit environment.
Noninterest expense was $5.3 billion, down $217 million, or 4%, compared with the prior year due to lower performance-based compensation, largely offset by the effect of the Bear Stearns merger and higher compensation expense resulting from increased average headcount.
2007 compared with 2006
Net income was a record $2.0 billion, an increase of $557 million, or 40%, from the prior year. Results benefited from record total net revenue, partially offset by higher noninterest expense.
Total net revenue was $8.6 billion, an increase of $1.8 billion, or 27%, from the prior year. Noninterest revenue, primarily fees and commissions, was $7.5 billion, up $1.7 billion, or 29%, largely due to increased assets under management and higher performance and placement fees. Net interest income was $1.2 billion, up $189 million, or 19%, from the prior year, largely due to higher deposit and loan balances.
Institutional revenue grew 28% to $2.5 billion, due to net asset inflows and performance fees. Private Bank revenue grew 40% to $2.4 billion, due to higher assets under management, performance and placement fees, and increased loan and deposit balances. Retail revenue grew 28%, to $2.4 billion, primarily due to market appreciation and net asset inflows. Private Wealth Management revenue

58	JPMorgan Chase & Co. / 2008 Annual Report

grew 8% to $1.3 billion, reflecting higher assets under management and higher deposit balances.
The provision for credit losses was a benefit of $18 million, compared with a benefit of $28 million in the prior year.
Noninterest expense was $5.5 billion, an increase of $937 million, or 20%, from the prior year. The increase was due primarily to higher performance-based compensation expense and investments in all business segments.
Selected metrics

Year ended December 31,
(in millions, except headcount, ranking
data, and where otherwise noted)	2008	2007	2006

Business metrics
Number of:
Client advisors	1,705	1,729	1,506
Retirement planning services participants	1,531,000	1,501,000	1,362,000
Bear Stearns brokers	324	—	—

% of customer assets in 4 & 5 Star Funds(a)	42%	55%	58%

% of AUM in 1st and 2nd quartiles:(b)
1 year	54%	57%	83%
3 years	65%	75%	77%
5 years	76%	76%	79%

Selected balance sheet data (period-end)
Equity	$7,000	$4,000	$3,500

Selected balance sheet data (average)
Total assets	$65,550	$51,882	$43,635
Loans(c)	38,124	29,496	26,507
Deposits	70,179	58,863	50,607
Equity	5,645	3,876	3,500

Headcount	15,339	14,799	13,298

Credit data and quality statistics
Net charge-offs (recoveries)	$11	$(8)	$(19)
Nonperforming loans	147	12	39
Allowance for loan losses	191	112	121
Allowance for lending-related commitments	5	7	6

Net charge-off (recovery) rate	0.03%	(0.03)%	(0.07)%
Allowance for loan losses to average loans	0.50	0.38	0.46
Allowance for loan losses to nonperforming loans	130	933	310
Nonperforming loans to average loans	0.39	0.04	0.15

(a)	Derived from following rating services: Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(b)	Derived from following rating services: Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.
(c)	Reflects the transfer in 2007 of held-for-investment prime mortgage loans transferred from AM to Corporate within the Corporate/Private Equity segment.

AM’s client segments comprise the following:
Institutional brings comprehensive global investment services –including asset management, pension analytics, asset-liability management and active risk budgeting strategies – to corporate and public institutions, endowments, foundations, not-for-profit organizations and governments worldwide.
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
Private Wealth Management offers high-net-worth individuals, families and business owners in the United States comprehensive wealth management solutions, including investment management, capital markets and risk management, tax and estate planning, banking and specialty-wealth advisory services.
Bear Stearns Brokerage provides investment advice and wealth management services to high-net-worth individuals, money managers, and small corporations.

J.P. Morgan Asset Management has established two measures of its overall performance.
•	Percentage of assets under management in funds rated 4 and 5 stars (3 year). Mutual fund rating services rank funds based on their risk-adjusted performance over various periods. A 5 star rating is the best and represents the top 10% of industry wide ranked funds. A 4 star rating represents the next 22% of industry wide ranked funds. The worst rating is a 1 star rating.

•	Percentage of assets under management in first- or second- quartile funds (one, three and five years). Mutual fund rating services rank funds according to a peer-based performance system, which measures returns according to specific time and fund classification (small, mid, multi and large cap).

JPMorgan Chase & Co. / 2008 Annual Report	59

Management’s discussion and analysis

Assets under supervision
2008 compared with 2007
Assets under supervision (“AUS”) were $1.5 trillion, a decrease of $76 billion, or 5%, from the prior year. Assets under management (“AUM”) were $1.1 trillion, down $60 billion, or 5%, from the prior year. The decrease was due to the effect of lower markets and non-liquidity outflows, predominantly offset by liquidity product inflows across all segments and the addition of Bear Stearns assets under management. Custody, brokerage, administration and deposit balances were $363 billion, down $16 billion due to the effect of lower markets on brokerage and custody balances, offset by the addition of Bear Stearns Brokerage. The Firm also has a 43% interest in American Century Companies, Inc., whose AUM totaled $70 billion and $102 billion at December 31, 2008 and 2007, respectively, which are excluded from the AUM above.
2007 compared with 2006
AUS were $1.6 trillion, an increase of $225 billion, or 17%, from the prior year. AUM were $1.2 trillion, up 18%, or $180 billion, from the prior year. The increase in AUM was the result of net asset inflows into liquidity and alternative products and market appreciation across all segments. Custody, brokerage, administration and deposit balances were $379 billion, up $45 billion. The Firm also has a 44% interest in American Century Companies, Inc., whose AUM totaled $102 billion and $103 billion at December 31, 2007 and 2006, respectively, which are excluded from the AUM above.

Assets under supervision(a)
As of or for the year
ended December 31, (in billions)	2008	2007	2006

Assets by asset class
Liquidity	$613	$400	$311
Fixed income	180	200	175
Equities & balanced	240	472	427
Alternatives	100	121	100

Total assets under management	1,133	1,193	1,013
Custody/brokerage/
administration/deposits	363	379	334

Total assets under supervision	$1,496	$1,572	$1,347

Assets by client segment
Institutional	$681	$632	$538
Private Bank(b)	181	183	142
Retail	194	300	259
Private Wealth Management(b)	71	78	74
Bear Stearns Brokerage	6	—	—

Total assets under management	$1,133	$1,193	$1,013

Institutional	$682	$633	$539
Private Bank(b)	378	403	328
Retail	262	394	343
Private Wealth Management(b)	124	142	137
Bear Stearns Brokerage	50	—	—

Total assets under supervision	$1,496	$1,572	$1,347

Assets by geographic region
As of or for the year
ended December 31, (in billions)	2008	2007	2006

U.S./Canada	$798	$760	$630
International	335	433	383

Total assets under management	$1,133	$1,193	$1,013

U.S./Canada	$1,084	$1,032	$889
International	412	540	458

Total assets under supervision	$1,496	$1,572	$1,347

Mutual fund assets by asset class
Liquidity	$553	$339	$255
Fixed income	41	46	46
Equities	99	224	206

Total mutual fund assets	$693	$609	$507

Assets under management rollforward
Beginning balance, January 1	$1,193	$1,013	$847
Net asset flows:
Liquidity	210	78	44
Fixed income	(12)	9	11
Equities, balanced and alternative	(47)	28	34
Market/performance/other impacts(c)	(211)	65	77

Ending balance, December 31	$1,133	$1,193	$1,013

Assets under supervision rollforward
Beginning balance, January 1	$1,572	$1,347	$1,149
Net asset flows	181	143	102
Market/performance/other impacts(c)	(257)	82	96

Ending balance, December 31	$1,496	$1,572	$1,347

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm had a 43%, 44% and 43% ownership at December 31, 2008, 2007 and 2006, respectively.
(b)	In 2008, certain clients were transferred from Private Bank to Private Wealth Management. Prior periods have been revised to conform to this change.
(c)	Includes $15 billion for assets under management and $68 billion for assets under supervision from the Bear Stearns merger in the second quarter of 2008.

60	JPMorgan Chase & Co./2008 Annual Report

CORPORATE/PRIVATE EQUITY

The Corporate/Private Equity sector comprises Private Equity, Treasury, corporate staff units and expense that is centrally managed. Treasury manages capital, liquidity, interest rate and foreign exchange risk and the investment portfolio for the Firm. The corporate staff units include Central Technology and Operations, Internal Audit, Executive Office, Finance, Human Resources, Marketing & Communications, Legal & Compliance, Corporate Real Estate and General Services, Risk Management, Corporate Responsibility and Strategy & Development. Other centrally managed expense includes the Firm’s occupancy and pension-related expense, net of allocations to the business.
Selected income statement data

Year ended December 31,
(in millions)	2008		2007	2006

Revenue
Principal transactions(a)(b)	$(3,588)		$4,552	$1,181
Securities gains (losses)(c)	1,637		39	(608)
All other income(d)	1,673		465	485

Noninterest revenue	(278)		5,056	1,058
Net interest income (expense)	347		(637)	(1,044)

Total net revenue	69		4,419	14

Provision for credit losses	447	(j)(k)	(11)	(1)

Provision for credit losses – accounting conformity(e)	1,534		—	—

Noninterest expense
Compensation expense	2,340		2,754	2,626
Noncompensation expense(f)	1,841		3,025	2,357
Merger costs	432		209	305

Subtotal	4,613		5,988	5,288
Net expense allocated to other businesses	(4,641)		(4,231)	(4,141)

Total noninterest expense	(28)		1,757	1,147

Income (loss) from continuing operations before income tax expense (benefit)	(1,884)		2,673	(1,132)
Income tax expense (benefit)(g)	(535)		788	(1,179)

Income (loss) from continuing operations	(1,349)		1,885	47
Income from discontinued operations(h)	—		—	795

Income before extraordinary gain	(1,349)		1,885	842
Extraordinary gain(i)	1,906		—	—

Net income	$557		$1,885	$842

(a)	Included losses on preferred equity interests in Fannie Mae and Freddie Mac in 2008.
(b)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 4 on pages 129–143 of this Annual Report for additional information.
(c)	Included gain on sale of MasterCard shares in 2008.
(d)	Included a gain from the dissolution of the Chase Paymentech Solutions joint venture and proceeds from the sale of Visa shares in its initial public offering in 2008.
(e)	Represents an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual Bank’s banking operations. For a further discussion, see Consumer Credit Portfolio on page 99 of this Annual Report.
(f)	Included a release of credit card litigation reserves in 2008 and insurance recoveries related to settlement of the Enron and WorldCom class action litigations and for certain other material legal proceedings of $512 million for full year 2006.

(g)	Includes tax benefits recognized upon resolution of tax audits.
(h)	Included a $622 million gain from the sale of selected corporate trust businesses in 2006.
(i)	Effective September 25, 2008, JPMorgan Chase acquired Washington Mutual’s banking operations from the FDIC for $1.9 billion. The fair value of the Washington Mutual net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with SFAS 141, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain in 2008.
(j)	In November 2008, the Firm transferred $5.8 billion of higher quality credit card loans from the legacy Chase portfolio to a securitization trust previously established by Washington Mutual (“the Trust”). As a result of converting higher credit quality Chase-originated on-book receivables to the Trust’s seller’s interest which has a higher overall loss rate reflective of the total assets within the Trust, approximately $400 million of incremental provision expense was recorded during the fourth quarter. This incremental provision expense was recorded in the Corporate segment as the action related to the acquisition of Washington Mutual’s banking operations. For further discussion of credit card securitizations, see Note 16 on pages 169–170 of this Annual Report.
(k)	Includes $9 million for credit card securitizations related to the Washington Mutual transaction.
2008 compared with 2007
Net income for Corporate/Private Equity was $557 million, compared with net income of $1.9 billion in the prior year. This segment includes the results of Private Equity and Corporate business segments, as well as merger-related items.
Net loss for Private Equity was $690 million, compared with net income of $2.2 billion in the prior year. Net revenue was negative $963 million, a decrease of $4.9 billion, reflecting Private Equity losses of $894 million, compared with gains of $4.1 billion in the prior year. Noninterest expense was negative $120 million, a decrease of $469 million from the prior year, reflecting lower compensation expense.
Net income for Corporate was $1.5 billion, compared with a net loss of $150 million in the prior year. Net revenue was $1.0 billion, an increase of $580 million. Excluding merger-related items, net revenue was $1.7 billion, an increase of $1.2 billion. Net revenue included a gain of $1.5 billion on the proceeds from the sale of Visa shares in its initial public offering, $1.0 billion on the dissolution of the Chase Paymentech Solutions joint venture, and $668 million from the sale of MasterCard shares, partially offset by losses of $1.1 billion on preferred securities of Fannie Mae and Freddie Mac and $464 million related to the offer to repurchase auction-rate securities. 2007 included a gain of $234 million on the sale of MasterCard shares. Noninterest expense was negative $736 million, compared with $959 million in the prior year, driven mainly by lower litigation expense.
Merger-related items were a net loss of $2.1 billion compared with a net loss of $130 million in the prior year. Washington Mutual merger-related items included conforming loan loss reserve of $1.5 billion, credit card related loan loss reserves of $403 million and net merger-related costs of $138 million. Bear Stearns merger-related included a net loss of $423 million, which represented JPMorgan Chase’s 49.4% ownership in Bear Stearns losses from April 8 to May 30, 2008, and net merger-related costs of $665 million. 2007 included merger costs of $209 million related to the Bank One and Bank of New York transactions.

JPMorgan Chase & Co. / 2008 Annual Report	61

Management’s discussion and analysis

2007 compared with 2006
Net income was $1.9 billion, compared with $842 million in the prior year, benefiting from strong Private Equity gains, partially offset by higher expense. Prior-year results also included Income from discontinued operations of $795 million, which included a one-time gain of $622 million from the sale of selected corporate trust businesses.
Net income for Private Equity was $2.2 billion, compared with $627 million in the prior year. Total net revenue was $4.0 billion, an increase of $2.8 billion. The increase was driven by Private Equity gains of $4.1 billion, compared with $1.3 billion, reflecting a higher level of gains and the change in classification of carried interest to compensation expense. Total noninterest expense was $589 million, an increase of $422 million from the prior year. The increase was driven by higher compensation expense, reflecting the change in the classification of carried interest.
Net loss for Corporate was $150 million, compared with a net loss of $391 million in the prior year. Corporate total net revenue was $452 million, an increase of $1.6 billion. Revenue benefited from net security gains compared with net security losses in the prior year and improved net interest spread. Total noninterest expense was $959 million, an increase of $284 million from the prior year. The increase reflected higher net litigation expense, driven by credit card-related litigation and the absence of prior-year insurance recoveries related to certain material litigation, partially offset by lower compensation expense.
Net loss for merger costs related to the Bank One and the Bank of New York transactions were $130 million, compared with a loss of $189 million in the prior year. Merger costs were $209 million, compared with $305 million in the prior year.
Selected metrics

Year ended December 31,
(in millions, except headcount)	2008	2007	2006

Total net revenue

Private equity(a)	$(963)	$3,967	$1,142
Corporate	1,032	452	(1,128)

Total net revenue	$69	$4,419	$14

Net income (loss)
Private equity(a)	$(690)	$2,165	$627
Corporate(b)(c)	1,458	(150)	(391)
Merger-related items(d)	(2,117)	(130)	(189)

Income (loss) from continuing operations	(1,349)	1,885	47
Income from discontinued operations (after-tax)(e)	—	—	795

Income before extraordinary gain	(1,349)	1,885	842
Extraordinary gain	1,906	—	—

Total net income	$557	$1,885	$842

Headcount	23,376	22,512	23,242

(a)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 4 on pages 129–143 of this Annual Report for additional information.
(b)	Included a release of credit card litigation reserves in 2008 and insurance recoveries related to settlement of the Enron and WorldCom class action litigations and for certain other material legal proceedings of $512 million for full year 2006.
(c)	Includes tax benefits recognized upon resolution of tax audits.
(d)	Includes an accounting conformity loan loss reserve provision related to the Washington Mutual transaction in 2008. 2008 also reflects items related to the Bear Stearns merger, which included Bear Stearns’ losses, merger costs, Bear Stearns asset management liquidation costs and Bear Stearns private client services broker retention expense. Prior periods represent costs related to the Bank One transaction in 2004 and the Bank of New York transaction in 2006.
(e)	Included a $622 million gain from the sale of selected corporate trust business in 2006.

62	JPMorgan Chase & Co./2008 Annual Report

Private equity portfolio
2008 compared with 2007
The carrying value of the private equity portfolio at December 31, 2008, was $6.9 billion, down from $7.2 billion at December 31, 2007. The portfolio decrease was primarily driven by unfavorable valuation adjustments on existing investments, partially offset by new investments, and the addition of the Bear Stearns portfolios. The portfolio represented 5.8% of the Firm’s stockholders’ equity less goodwill at December 31, 2008, down from 9.2% at December 31, 2007.
2007 compared with 2006
The carrying value of the private equity portfolio at December 31, 2007, was $7.2 billion, up from $6.1 billion at December 31, 2006. The portfolio increase was due primarily to favorable valuation adjustments on nonpublic investments and new investments, partially offset by sales activity. The portfolio represented 9.2% of the Firm’s stockholders’ equity less goodwill at December 31, 2007, up from 8.6% at December 31, 2006.
Selected income statement and balance sheet data

Year ended December 31,
(in millions)	2008	2007	2006

Corporate
Securities gains (losses)(a)	$1,652	$37	$(619)
Investment securities portfolio (average)(b)	106,801	85,517	63,361
Investment securities portfolio (ending)(b)	166,662	76,200	82,091
Mortgage loans (average)(c)	7,059	5,639	—
Mortgage loans (ending)(c)	7,292	6,635	—

Private equity
Realized gains	$1,717	$2,312	$1,223
Unrealized gains (losses)(d)(e)	(2,480)	1,607	(1)

Total direct investments	(763)	3,919	1,222
Third-party fund investments	(131)	165	77

Total private equity gains (losses)(f)	$(894)	$4,084	$1,299

Private equity portfolio information(g)
Direct investments
Publicly held securities
Carrying value	$483	$390	$587
Cost	792	288	451
Quoted public value	543	536	831

Privately held direct securities
Carrying value	5,564	5,914	4,692
Cost	6,296	4,867	5,795
Third-party fund investments(h)
Carrying value	805	849	802
Cost	1,169	1,076	1,080

Total private equity portfolio – Carrying value	$6,852	$7,153	$6,081
Total private equity portfolio – Cost	$8,257	$6,231	$7,326

(a)	Results for 2008 included a gain on the sale of MasterCard shares. All periods reflect repositioning of the Corporate investment securities portfolio and exclude gains/losses on securities used to manage risk associated with MSRs.
(b)	Includes Chief Investment Office investment securities only.
(c)	Held-for-investment prime mortgage loans were transferred from AM to the Corporate/Private Equity segment for risk management and reporting purposes. The initial transfer in 2007 had no material impact on the financial results of Corporate/Private Equity.
(d)	Unrealized gains (losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.
(e)	The Firm adopted SFAS 157 in the first quarter of 2007. For additional information, see Note 4 on pages 129–143 of this Annual Report.
(f)	Included in principal transactions revenue in the Consolidated Statements of Income.
(g)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 4 on pages 129–143 of this Annual Report.
(h)	Unfunded commitments to third-party equity funds were $1.4 billion, $881 million and $589 million at December 31, 2008, 2007 and 2006, respectively.

JPMorgan Chase & Co./2008 Annual Report	63

Management’s discussion and analysis
BALANCE SHEET ANALYSIS

Selected balance sheet data

December 31, (in millions)	2008	2007

Assets
Cash and due from banks	$26,895	$40,144
Deposits with banks	138,139	11,466
Federal funds sold and securities purchased under resale agreements	203,115	170,897
Securities borrowed	124,000	84,184
Trading assets:
Debt and equity instruments	347,357	414,273
Derivative receivables	162,626	77,136
Securities	205,943	85,450
Loans	744,898	519,374
Allowance for loan losses	(23,164)	(9,234)

Loans, net of allowance for loan losses	721,734	510,140
Accrued interest and accounts receivable	60,987	24,823
Goodwill	48,027	45,270
Other intangible assets	14,984	14,731
Other assets	121,245	83,633

Total assets	$2,175,052	$1,562,147

Liabilities
Deposits	$1,009,277	$740,728
Federal funds purchased and securities loaned or sold under repurchase agreements	192,546	154,398
Commercial paper and other borrowed funds	170,245	78,431
Trading liabilities:
Debt and equity instruments	45,274	89,162
Derivative payables	121,604	68,705
Accounts payable and other liabilities	187,978	94,476
Beneficial interests issued by consolidated VIEs	10,561	14,016
Long-term debt and trust preferred capital debt securities	270,683	199,010

Total liabilities	2,008,168	1,438,926
Stockholders’ equity	166,884	123,221

Total liabilities and stockholders’ equity	$2,175,052	$1,562,147

Consolidated Balance Sheets overview
The following is a discussion of the significant changes in the Consolidated Balance Sheets from December 31, 2007.
Deposits with banks; federal funds sold and securities purchased under resale agreements; securities borrowed; federal funds purchased and securities loaned or sold under repurchase agreements
The Firm utilizes deposits with banks, federal funds sold and securities purchased under resale agreements, securities borrowed, and federal funds purchased and securities loaned or sold under repurchase agreements as part of its liquidity management activities to manage the Firm’s cash positions and risk-based capital requirements and to support the Firm’s trading and risk management activities. In particular, the Firm uses securities purchased under resale agreements and securities borrowed to provide funding or liquidity to clients by purchasing and borrowing clients’ securities for the short-term. Federal funds purchased and securities loaned or sold under repurchase agreements are used as short-term funding sources for the Firm and to make securities available to clients for their short-term purposes. The increase from December 31, 2007, in deposits with banks reflected a higher level of interbank lending; a reclassification of deposits with the Federal Reserve Bank from cash and due from banks to deposits with banks reflecting a policy change of the Federal Reserve Bank to pay interest to depository institutions on reserve balances, and assets acquired as a result of the Bear Stearns merger. The increase in securities borrowed and securities purchased under resale agreements was related to assets acquired as a result of the Bear Stearns merger and growth in demand from clients for liquidity. The increase in securities sold under repurchase agreements reflected higher short-term funding requirements to fulfill clients’ demand for liquidity and finance the Firm’s AFS securities inventory, and the effect of the liabilities assumed in connection with the Bear Stearns merger. For additional information on the Firm’s Liquidity Risk Management, see pages 76–80 of this Annual Report.
Trading assets and liabilities – debt and equity instruments
The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist predominantly of fixed income securities, including government and corporate debt; equity, including convertible securities; loans, including certain prime mortgage and other loans warehoused by RFS and IB for sale or securitization purposes and accounted for at fair value under SFAS 159; and physical commodities inventories. The decreases in trading assets and liabilities – debt and equity instruments from December 31, 2007, reflected the effect of the challenging capital markets environment, particularly for debt securities, partially offset by positions acquired as a result of the Bear Stearns merger. For additional information, refer to Note 4 and Note 6 on pages 129–143 and 146–148, respectively, of this Annual Report.
Trading assets and liabilities – derivative receivables and payables
Derivative instruments enable end-users to increase, reduce or alter exposure to credit or market risks. The value of a derivative is derived from its reference to an underlying variable or combination of variables such as interest rate, credit, foreign exchange, equity or commodity prices or indices. JPMorgan Chase makes markets in derivatives for customers, is an end-user of derivatives for its principal risk-taking activities, and is also an end-user of derivatives to hedge or manage risks of market and credit exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. The majority of the Firm’s derivatives are entered into for market-making purposes. The increase in derivative receivables and payables from December 31, 2007, was primarily related to the decline in interest rates, widening credit spreads and volatile foreign exchange rates reflected in interest rate, credit and foreign exchange derivatives, respectively. The increase also included positions acquired in the Bear Stearns merger. For additional information, refer to derivative contracts, Note 4, Note 6 and Note 32 on pages 129–143, 146–148, and 202–205, respectively, of this Annual Report.

64	JPMorgan Chase & Co./2008 Annual Report

Securities
Almost all of the Firm’s securities portfolio is classified as AFS and is used predominantly to manage the Firm’s exposure to interest rate movements, as well as to make strategic longer-term investments. The AFS portfolio increased from December 31, 2007, predominantly as a result of purchases, partially offset by sales and maturities. For additional information related to securities, refer to the Corporate/Private Equity segment discussion, Note 4 and Note 12 on pages 61–63, 129–143 and 158–162, respectively, of this Annual Report.
Loans and allowance for loan losses
The Firm provides loans to a variety of customers, from large corporate and institutional clients to individual consumers. Loans increased from December 31, 2007, largely due to loans acquired in the Washington Mutual transaction, organic growth in lending in the wholesale businesses, particularly CB, and growth in the consumer prime mortgage portfolio driven by the decision to retain, rather than sell, new originations of nonconforming mortgage loans.
Both the consumer and wholesale components of the allowance for loan losses increased from the prior year reflecting the addition of noncredit-impaired loans acquired in the Washington Mutual transaction, including an increase to conform the allowance applicable to assets acquired from Washington Mutual to the Firm’s loan loss methodologies. Excluding the Washington Mutual transaction the consumer allowance rose due to an increase in estimated losses for home equity, subprime mortgage, prime mortgage and credit card loans due to the effects of continued housing price declines, rising unemployment and a weakening economic environment. Excluding the Washington Mutual transaction, the increase in the wholesale allowance was due to the impact of the transfer of $4.9 billion of funded and unfunded leveraged lending loans in IB to the retained loan portfolio from the held-for-sale loan portfolio, the effect of a weakening credit environment and loan growth. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 80–99, and Notes 4, 5, 14 and 15 on pages 129–143, 144–146, 163–166 and 166–168, respectively, of this Annual Report.
Accrued interest and accounts receivable; accounts payable and other liabilities
The Firm’s accrued interest and accounts receivable consist of accrued interest receivable from interest-earning assets; receivables from customers (primarily from activities related to IB’s Prime Services business); receivables from brokers, dealers and clearing organizations; and receivables from failed securities sales. The Firm’s accounts payable and other liabilities consist of accounts payable to customers (primarily from activities related to IB’s Prime Services business), payables to brokers, dealers and clearing organizations; payables from failed securities purchases; accrued expense, including for interest-bearing liabilities; and all other liabilities, including obligations to return securities received as collateral. The increase in accrued interest and accounts receivable from December 31, 2007, was due largely to the Bear Stearns merger, reflecting higher customer receivables in IB’s Prime Services business and the Washington Mutual transaction. The increase in accounts payable and other liabilities was predominantly due to the Bear Stearns merger, reflecting higher customer payables (primarily related to IB’s Prime Services business), as well as higher obligations to return securities received as collateral. For additional information, see Note 22 on page 190 of this Annual Report.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The increase in goodwill was due predominantly to the dissolution of Chase Paymentech Solutions joint venture, the merger with Bear Stearns, the purchase of an additional equity interest in Highbridge and tax-related purchase accounting adjustments associated with the Bank One merger, which increased goodwill attributed to IB. These items were offset partially by a decrease in goodwill attributed to TSS predominantly resulting from the sale of a previously consolidated subsidiary. For additional information, see Note 18 on pages 186–189 of this Annual Report.
Other intangible assets
The Firm’s other intangible assets consist of MSRs, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles, and other intangibles. MSRs increased due to the Washington Mutual transaction and the Bear Stearns merger; sales in RFS of originated loans; and purchases of MSRs. These increases in MSRs were partially offset by markdowns of the fair value of the MSR asset due to changes to inputs and assumptions in the MSR valuation model, including updates to prepayment assumptions to reflect current expectations, and to servicing portfolio run-offs. The decrease in other intangible assets reflects amortization expense associated with credit card-related and core deposit intangibles, partially offset by increases due to the dissolution of the Chase Paymentech Solutions joint venture, the purchase of an additional equity interest in Highbridge, and the acquisition of an institutional global custody portfolio. For additional information on MSRs and other intangible assets, see Note 18 on pages 186–189 of this Annual Report.
Other assets
The Firm’s other assets consist of private equity and other investments, collateral received, corporate and bank-owned life insurance policies, premises and equipment, assets acquired in loan satisfaction (including real estate owned), and all other assets. The increase in other assets from December 31, 2007, was due to the Bear Stearns merger, which partly resulted in a higher volume of collateral received from customers, the Washington Mutual transaction, and the purchase of asset-backed commercial paper from money market mutual funds in connection with the Federal Reserve’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML Facility”), which was established by the Federal Reserve on September 19, 2008, as a temporary lending facility to provide liquidity to eligible MMMFs. For additional information regarding the AML Facility, see Executive Overview and Note 22 on pages 29–32 and 190 respectively, of this Annual Report.

JPMorgan Chase & Co./2008 Annual Report	65

Management’s discussion and analysis

Deposits
The Firm’s deposits represent a liability to customers, both retail and wholesale, related to non-brokerage funds held on their behalf. Deposits are generally classified by location (U.S. and non-U.S.), whether they are interest or noninterest-bearing, and by type (i.e., demand, money market deposit, savings, time or negotiable order of withdrawal accounts). Deposits help provide a stable and consistent source of funding for the Firm. Deposits were at a higher level compared with the level at December 31, 2007, predominantly from the deposits assumed in the Washington Mutual transaction, net increases in wholesale interest- and noninterest-bearing deposits in TSS, AM and CB. The increase in TSS was driven by both new and existing clients, and due to the deposit inflows related to the heightened volatility and credit concerns affecting the markets. For more information on deposits, refer to the TSS and RFS segment discussions on pages 56–57 and 45–50, respectively, and the Liquidity Risk Management discussion on pages 76–80 of this Annual Report. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 54–55 and 56–57 of this Annual Report.
Commercial paper and other borrowed funds
The Firm utilizes commercial paper and other borrowed funds as part of its liquidity management activities to meet short-term funding needs, and in connection with a TSS liquidity management product whereby excess client funds, are transferred into commercial paper overnight sweep accounts. The increase in other borrowed funds was predominantly due to advances from Federal Home Loan Banks of $70.2 billion (net of maturities of $10.4 billion) that were assumed as part of the Washington Mutual transaction and nonrecourse advances from the Federal Reserve Bank of Boston (“FRBB”) to fund purchases of asset-backed commercial paper from money market mutual funds, and other borrowings from the Federal Reserve under the Term Auction Facility program. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 76–80 and Note 21 on page 190 of this Annual Report.
Long-term debt and trust preferred capital debt securities
The Firm utilizes long-term debt and trust preferred capital debt securities to provide cost-effective and diversified sources of funds and as critical components of the Firm’s liquidity and capital management. Long-term debt and trust preferred capital debt securities increased from December 31, 2007, predominantly due to debt assumed in both the Bear Stearns merger and the Washington Mutual transaction, and debt issuances of $20.8 billion, which are guaranteed by the FDIC under its Temporary Liquidity Guarantee Program (the “TLG Program”). These increases were partially offset by net maturities and redemptions, including IB structured notes, the issuances of which are generally client-driven. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 76–80 and Note 23 on pages 191–192 of this Annual Report.
Stockholders’ equity
The increase in total stockholders’ equity from December 31, 2007, was predominantly due to the issuance of preferred and common equity securities during 2008. In the fourth quarter of 2008, JPMorgan Chase participated in the Capital Purchase Program and issued preferred stock and a warrant to purchase common stock to the U.S. Treasury, resulting in a $25.0 billion increase to stockholders’ equity. Additional preferred stock issuances and a common stock issuance during 2008 increased equity by $19.3 billion. Equity from issuances of stock awards under the Firm’s employee stock-based compensation plans, the Bear Stearns merger, and net income for 2008 was more than offset by the declaration of cash dividends and net losses recorded within accumulated other comprehensive income related to AFS securities and defined benefit pension and OPEB plans. For a further discussion, see the Capital Management section that follows, and Note 24 and Note 27 on pages 193–194 and 196–197, respectively, of this Annual Report.

66	JPMorgan Chase & Co./2008 Annual Report

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

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
JPMorgan Chase uses SPEs as a source of liquidity for itself and its clients by securitizing financial assets, and by creating investment products for clients. The Firm is involved with SPEs through multi-seller conduits and investor intermediation activities, and as a result of its loan securitizations, through qualifying special purpose entities (“QSPEs”). This discussion focuses mostly on multi-seller conduits and investor intermediation. For a detailed discussion of all SPEs with which the Firm is involved, and the related accounting, see Note 1, Note 16 and Note 17 on pages 122–123, 168–176 and 177–186, respectively of this Annual Report.
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
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., was downgraded below specific levels, primarily “P-1”, “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $61.0 billion and $94.0 billion at December 31, 2008 and 2007, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment, or in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. These commitments are included in other unfunded commitments to extend credit and asset purchase agreements, as shown in the Off-balance sheet lending-related financial instruments and guarantees table on page 69 of this Annual Report.
As noted above, the Firm is involved with three types of SPEs. A summary of each type of SPE follows.
Multi-seller conduits
The Firm helps customers meet their financing needs by providing access to the commercial paper markets through variable interest entities (“VIEs”) known as multi-seller conduits. Multi-seller conduit entities are separate bankruptcy-remote entities that purchase interests in, and make loans secured by, pools of receivables and other financial assets pursuant to agreements with customers of the Firm. The conduits fund their purchases and loans through the issuance of highly rated commercial paper to third-party investors. The primary source of repayment of the commercial paper is the cash flow from the pools of assets. JPMorgan Chase receives fees related to the structuring of multi-seller conduit transactions and receives compensation from the multi-seller conduits for its role as administrative agent, liquidity provider, and provider of program-wide credit enhancement.
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
Loan securitizations
JPMorgan Chase securitizes and sells a variety of loans, including residential mortgages, credit cards, automobile, student, and commercial loans (primarily related to real estate). JPMorgan Chase-sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 on page 122 of this Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected on the Firm’s Consolidated Balance Sheets (except for retained interests, as described below). The primary purpose of these vehicles is to meet investor needs and generate liquidity for the Firm through the sale of loans to the QSPEs. These QSPEs are financed through the issuance of fixed or floating-rate asset-backed securities that are sold to third-party investors or held by the Firm.
Consolidation and consolidation sensitivity analysis on capital
For more information regarding these programs and the Firm’s other SPEs, as well as the Firm’s consolidation analysis for these programs, see Note 16 and Note 17 on pages 168–176 and 177–186, respectively, of this Annual Report.

JPMorgan Chase & Co. / 2008 Annual Report	67

Management’s discussion and analysis

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
Revenue from VIEs and QSPEs

Year ended December 31,
(in millions)	2008	2007		2006

VIEs:(a)
Multi-seller conduits	$314	$187	(b)	$160
Investor intermediation	18	33		49

Total VIEs	332	220		209
QSPEs(c)	1,746	1,420		1,131

Total	$2,078	$1,640		$1,340

(a)	Includes revenue associated with consolidated VIEs and significant nonconsolidated VIEs.
(b)	Excludes the markdown on subprime CDO assets that was recorded in principal transactions revenue in 2007.
(c)	Excludes servicing revenue from loans sold to and securitized by third parties. Prior period amounts have been revised to conform to the current period presentation.
American Securitization Forum subprime adjustable rate mortgage loans modifications
In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (“the Framework”). The Framework provides guidance for servicers to streamline evaluation procedures of borrowers with certain subprime adjustable rate mortgage (“ARM”) loans to more efficiently provide modification of such loans with terms that are more appropriate for the individual needs of such borrowers. The Framework applies to all first-lien subprime ARM loans that have a fixed rate of interest for an initial period of 36 months or less; are included in securitized pools; were originated between January 1, 2005, and July 31, 2007; and have an initial interest rate reset date between January 1, 2008, and July 31, 2010. The Framework categorizes the population of ASF Framework Loans into three segments. Segment 1 includes loans where the borrower is current and likely to be able to refinance into any available mortgage product. Segment 2 includes loans where the borrower is current, unlikely to be able to refinance into any readily available mortgage industry product and meets certain defined criteria. Segment 3 includes loans where the borrower is not current, as defined, and does not meet the criteria for Segments 1 or 2. JPMorgan Chase adopted the Framework during the first quarter of 2008. For those AFS Framework Loans serviced by the Firm and owned by Firm-sponsored QSPEs, the Firm modified principal amounts of $1.7 billion of Segment 2 subprime mortgages during the year ended December 31, 2008. The following table presents selected information relating to the principal amount of Segment 3 loans for the year ended December 31, 2008, including those that have been modified, subjected to other loss mitigation activities or have been prepaid by the borrower.

Year ended December 31, (in millions)	2008

Loan modifications	$2,384
Other loss mitigation activities	865
Prepayments	219

For additional discussion of the Framework, see Note 16 on page 176 of this Annual Report.
Off-balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees historically expire without being drawn and even higher proportions expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see lending-related commitments in Credit Risk Management on page 90 and Note 33 on pages 206–210 of this Annual Report.
Contractual cash obligations
In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. Commitments for future cash expenditures primarily include contracts to purchase future services and capital expenditures related to real estate–related obligations and equipment.
The accompanying table summarizes, by remaining maturity, JPMorgan Chase’s off-balance sheet lending-related financial instruments and significant contractual cash obligations at December 31, 2008. Contractual purchases and capital expenditures in the table below reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected on the Firm’s Consolidated Balance Sheets and include federal funds purchased and securities loaned or sold under repurchase agreements; commercial paper; other borrowed funds; purchases of debt and equity instruments; derivative payables; and certain purchases of instruments that resulted in settlement failures. Also excluded are contingent payments associated with certain acquisitions that could not be estimated. For discussion regarding long-term debt and trust preferred capital debt securities, see Note 23 on pages 191–192 of this Annual Report. For discussion regarding operating leases, see Note 31 on page 201 of this Annual Report.

68	JPMorgan Chase & Co. / 2008 Annual Report

The following table presents maturity information for off-balance sheet lending-related financial instruments, guarantees and commitments.
Off-balance sheet lending-related financial instruments and guarantees

By remaining maturity at December 31,	2008					2007
(in millions)	2009	2010-2011	2012-2013	After 2013	Total	Total

Lending-related

Consumer(a)	$642,978	$4,098	$9,916	$84,515	$741,507	$815,936
Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)(e)	93,307	69,479	53,567	9,510	225,863	250,954
Asset purchase agreements(f)	16,467	25,574	9,983	1,705	53,729	90,105
Standby letters of credit and guarantees(c)(g)(h)	25,998	35,288	30,650	3,416	95,352	100,222
Other letters of credit(c)	3,889	718	240	80	4,927	5,371

Total wholesale	139,661	131,059	94,440	14,711	379,871	446,652

Total lending-related	$782,639	$135,157	$104,356	$99,226	$1,121,378	$1,262,588

Other guarantees

Securities lending guarantees(i)	$169,281	$—	$—	$—	$169,281	$385,758
Residual value guarantees	—	670	—	—	670	NA
Derivatives qualifying as guarantees(j)	9,537	28,970	15,452	29,876	83,835	85,262

Contractual cash obligations
By remaining maturity at December 31,
(in millions)

Time deposits	$278,520	$11,414	$8,139	$1,028	$299,101	$249,877
Advances from the Federal Home Loan Banks	47,406	21,089	738	954	70,187	450
Long-term debt	36,026	78,199	51,275	86,594	252,094	183,862
Trust preferred capital debt securities	—	—	—	18,589	18,589	15,148
FIN 46R long-term beneficial interests(k)	67	199	1,289	3,450	5,005	7,209
Operating leases(l)	1,676	3,215	2,843	9,134	16,868	10,908
Contractual purchases and capital expenditures	1,356	878	219	234	2,687	2,434
Obligations under affinity and co-brand programs	1,174	2,086	1,999	2,879	8,138	5,477
Other liabilities(m)	666	809	865	2,665	5,005	5,656

Total	$366,891	$117,889	$67,367	$125,527	$677,674	$481,021

(a)	Includes credit card and home equity lending-related commitments of $623.7 billion and $95.7 billion, respectively, at December 31, 2008; and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
(b)	Includes unused advised lines of credit totaling $36.3 billion and $38.4 billion at December 31, 2008 and 2007, respectively, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable. See the Glossary of terms, on page 218 of this Annual Report, for the Firm’s definition of advised lines of credit.
(c)	Represents contractual amount net of risk participations totaling $28.3 billion at both December 31, 2008 and 2007.
(d)	Excludes unfunded commitments to third-party private equity funds of $1.4 billion and $881 million at December 31, 2008 and 2007, respectively. Also excluded unfunded commitments for other equity investments of $1.0 billion and $903 million at December 31, 2008 and 2007, respectively.
(e)	Includes commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions of $3.6 billion and $8.2 billion at December 31, 2008 and 2007, respectively.
(f)	Largely represents asset purchase agreements to the Firm’s administered multi-seller, asset-backed commercial paper conduits. The maturity is based upon the weighted-average life of the underlying assets in the SPE, which are based upon the remainder of each conduit transaction’s committed liquidity plus either the expected weighted average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market. It also includes $96 million and $1.1 billion of asset purchase agreements to other third-party entities at December 31, 2008 and 2007, respectively.
(g)	JPMorgan Chase held collateral relating to $31.0 billion and $31.5 billion of these arrangements at December 31, 2008 and 2007, respectively. Prior periods have been revised to conform to the current presentation.
(h)	Includes unissued standby letters of credit commitments of $39.5 billion and $50.7 billion at December 31, 2008 and 2007, respectively.
(i)	Collateral held by the Firm in support of securities lending indemnification agreements was $170.1 billion and $390.5 billion at December 31, 2008 and 2007, respectively. Securities lending collateral comprises primarily cash, securities issued by governments that are members of the Organisation for Economic Co-operation and Development and U.S. government agencies.
(j)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 33 on pages 206–210 of this Annual Report.
(k)	Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated variable interest entities.
(l)	Includes noncancelable operating leases for premises and equipment used primarily for banking purposes and for energy-related tolling service agreements. Excludes the benefit of noncancelable sublease rentals of $2.3 billion and $1.3 billion at December 31, 2008 and 2007, respectively.
(m)	Includes deferred annuity contracts. Excludes the $1.3 billion discretionary contribution to the Firm’s U.S. defined benefit pension plan that was made on January 15, 2009 (for further discussion, see Note 9 on pages 149–155), and contributions to the U.S. and non-U.S. other postretirement benefits plans, if any, as these contributions are not reasonably estimable at this time. Also excluded are unrecognized tax benefits of $5.9 billion and $4.8 billion at December 31, 2008 and 2007, respectively, as the timing and amount of future cash payments are not determinable at this time.

JPMorgan Chase & Co. / 2008 Annual Report	69

Management’s discussion and analysis
CAPITAL MANAGEMENT

The Firm’s capital management framework is intended to ensure that there is capital sufficient to support the underlying risks of the Firm’s business activities and to maintain “well-capitalized” status under regulatory requirements. In addition, the Firm holds capital above these requirements in amounts deemed appropriate to achieve the Firm’s regulatory and debt rating objectives. The process of assigning equity to the lines of business is integrated into the Firm’s capital framework and is overseen by the ALCO.
Line of business equity
The Firm’s framework for allocating capital is based upon the following objectives:
•	integrate firmwide capital management activities with capital management activities within each of the lines of business
•	measure performance consistently across all lines of business
•	provide comparability with peer firms for each of the lines of business
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers. Capital is also allocated to each line of business for, among other things, goodwill and other intangibles associated with acquisitions effected by the line of business. Return on common equity is measured and internal targets for expected returns are established as a key measure of a business segment’s performance.
Relative to 2007, line of business equity increased during 2008, reflecting growth across the businesses. In addition, at the end of the third quarter of 2008, equity was increased for each line of business in anticipation of the future implementation of the new Basel II capital rules. For further details on these rules, see Basel II on page 72 of this Annual Report. Finally, during 2008, capital allocated to RFS, CS, and CB was increased as a result of the Washington Mutual transaction; capital allocated to AM was increased due to the Bear Stearns merger and the purchase of the additional equity interest in Highbridge; and capital allocated to IB was increased due to the Bear Stearns merger.
In accordance with SFAS 142, the lines of business perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical Accounting Estimates Used by the Firm and Note 18 on pages 107–111 and 186–189, respectively, of this Annual Report.

Line of business equity
December 31, (in billions)	2008	2007

Investment Bank	$33.0	$21.0
Retail Financial Services	25.0	16.0
Card Services	15.0	14.1
Commercial Banking	8.0	6.7
Treasury & Securities Services	4.5	3.0
Asset Management	7.0	4.0
Corporate/Private Equity	42.4	58.4

Total common stockholders’ equity	$134.9	$123.2

Line of business equity	Yearly Average
(in billions)	2008	2007

Investment Bank	$26.1	$21.0
Retail Financial Services	19.0	16.0
Card Services	14.3	14.1
Commercial Banking	7.3	6.5
Treasury & Securities Services	3.8	3.0
Asset Management	5.6	3.9
Corporate/Private Equity(a)	53.0	54.2

Total common stockholders’ equity	$129.1	$118.7

(a)	2008 and 2007 include $41.9 billion and $41.7 billion, respectively, of equity to off-set goodwill, and $11.1 billion and $12.5 billion, respectively, of equity, primarily related to Treasury, Private Equity and the Corporate pension plan.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital primarily based upon four risk factors: credit risk, market risk, operational risk and private equity risk. In 2008, the growth in economic risk capital was driven by higher credit risk capital, which was increased primarily due to a combination of higher derivative exposure, a weakening credit environment, and asset growth related to the Bear Stearns and Washington Mutual transactions.

Economic risk capital	Yearly Average
(in billions)	2008	2007

Credit risk	$37.8	$30.0
Market risk	10.5	9.5
Operational risk	6.3	5.6
Private equity risk	5.3	3.7

Economic risk capital	59.9	48.8
Goodwill	46.1	45.2
Other(a)	23.1	24.7

Total common stockholders’ equity	$129.1	$118.7

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.

70	JPMorgan Chase & Co. / 2008 Annual Report

Credit risk capital
Credit risk capital is estimated separately for the wholesale businesses (IB, CB, TSS and AM) and consumer businesses (RFS and CS).
Credit risk capital for the overall wholesale credit portfolio is defined in terms of unexpected credit losses, both from defaults and declines in the portfolio value due to credit deterioration, measured over a one-year period at a confidence level consistent with an “AA” credit rating standard. Unexpected losses are losses in excess of those for which provisions for credit losses are maintained. The capital methodology is based upon several principal drivers of credit risk: exposure at default (or loan-equivalent amount), default likelihood, credit spreads, loss severity and portfolio correlation.
Credit risk capital for the consumer portfolio is based upon product and other relevant risk segmentation. Actual segment level default and severity experience are used to estimate unexpected losses for a one-year horizon at a confidence level consistent with an “AA” credit rating standard. Statistical results for certain segments or portfolios are adjusted to ensure that capital is consistent with external benchmarks, such as subordination levels on market transactions or capital held at representative monoline competitors, where appropriate.
Market risk capital
The Firm calculates market risk capital guided by the principle that capital should reflect the risk of loss in the value of portfolios and financial instruments caused by adverse movements in market variables, such as interest and foreign exchange rates, credit spreads, securities prices and commodities prices. Daily Value-at-Risk (“VaR”), biweekly stress-test results and other factors are used to determine appropriate capital levels. The Firm allocates market risk capital to each business segment according to a formula that weights that segment’s VaR and stress-test exposures. See Market Risk Management on pages 99–104 of this Annual Report for more information about these market risk measures.
Operational risk capital
Capital is allocated to the lines of business for operational risk using a risk-based capital allocation methodology which estimates operational risk on a bottom-up basis. The operational risk capital model is based upon actual losses and potential scenario-based stress losses, with adjustments to the capital calculation to reflect changes in the quality of the control environment or the use of risk-transfer products. The Firm believes its model is consistent with the new Basel II Framework.
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
Regulatory capital
The Board of Governors of the Federal Reserve System (the “Federal Reserve”) establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
The Federal Reserve granted the Firm, for a period of 18 months following the Bear Stearns merger, relief up to a certain specified amount and subject to certain conditions from the Federal Reserve’s risk-based capital and leverage requirements with respect to Bear Stearns’ risk-weighted assets and other exposures acquired. The amount of such relief is subject to reduction by one-sixth each quarter subsequent to the merger and expires on October 1, 2009. The OCC granted JPMorgan Chase Bank, N.A. similar relief from its risk-based capital and leverage requirements.
JPMorgan Chase maintained a well-capitalized position, based upon Tier 1 and Total capital ratios at December 31, 2008 and 2007, as indicated in the tables below. For more information, see Note 30 on pages 200–201 of this Annual Report.
Risk-based capital components and assets

December 31, (in millions)	2008	2007

Total Tier 1 capital(a)	$136,104	$88,746
Total Tier 2 capital	48,616	43,496

Total capital	$184,720	$132,242

Risk-weighted assets	$1,244,659	$1,051,879
Total adjusted average assets	1,966,895	1,473,541

(a)	The FASB has been deliberating certain amendments to both SFAS 140 and FIN 46R that may impact the accounting for transactions that involve QSPEs and VIEs. Based on the provisions of the current proposal and the Firm's interpretation of the proposal, the Firm estimates that the impact of consolidation could be up to $70 billion of credit card receivables, $40 billion of assets related to Firm-sponsored multi-seller conduits, and $50 billion of other loans (including residential mortgages); the decrease in the Tier 1 capital ratio could be approximately 80 basis points. The ultimate impact could differ significantly due to the FASB's continuing deliberations on the final requirements of the rule and market conditions.
Tier 1 capital was $136.1 billion at December 31, 2008, compared with $88.7 billion at December 31, 2007, an increase of $47.4 billion.

JPMorgan Chase & Co. / 2008 Annual Report	71

Management’s discussion and analysis

The following table presents the changes in Tier 1 capital for the year ended December 31, 2008.

Tier 1 capital, December 31, 2007 (in millions)	$88,746

Net income	5,605
Issuance of cumulative perpetual preferred stock to U.S. Treasury	23,750
Warrant issued to U.S. Treasury in connection with issuance of preferred stock	1,250
Issuance of noncumulative perpetual preferred stock	7,800
Issuance of preferred stock – conversion of Bear Stearns preferred stock	352
Net issuance of common stock	11,485
Net issuance of common stock under employee stock-based compensation plans	3,317
Net issuance of common stock in connection with the Bear Stearns merger	1,198
Dividends declared	(6,307)
Net issuance of qualifying trust preferred capital debt securities	2,619
DVA on structured debt and derivative liabilities	(1,475)
Goodwill and other nonqualifying intangibles (net of deferred tax liabilities)	(1,357)
Other	(879)

Increase in Tier 1 capital	47,358

Tier 1 capital, December 31, 2008	$136,104

Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject, and the capital ratios for the Firm’s significant banking subsidiaries at December 31, 2008 and 2007, are presented in Note 30 on pages 200–201 of this Annual Report.
Capital Purchase Program
Pursuant to the Capital Purchase Program, on October 28, 2008, the Firm issued to the U.S. Treasury, for total proceeds of $25.0 billion, (i) 2.5 million shares of Series K Preferred Stock, and (ii) a Warrant to purchase up to 88,401,697 shares of the Firm’s common stock, at an exercise price of $42.42 per share, subject to certain antidilution and other adjustments. The Series K Preferred Stock qualifies as Tier 1 capital.
The Series K Preferred Stock bears cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. The Series K Preferred Stock ranks equally with the Firm’s existing 6.15% Cumulative Preferred Stock, Series E; 5.72% Cumulative Preferred Stock, Series F; 5.49% Cumulative Preferred Stock, Series G; Fixed-to-Floating Rate Noncumulative Perpetual Preferred Stock, Series I; and 8.63% Noncumulative Perpetual Preferred Stock, Series J, in terms of dividend payments and upon liquidation of the Firm.
Any accrued and unpaid dividends on the Series K Preferred Stock must be fully paid before dividends may be declared or paid on stock ranking junior or equally with the Series K Preferred Stock. Pursuant to the Capital Purchase Program, until October 28, 2011, the U.S. Treasury’s consent is required for any increase in dividends on the Firm’s common stock from the amount of the last quarterly stock dividend declared by the Firm prior to October 14, 2008, unless the Series K Preferred Stock is redeemed in whole before then, or the U.S. Treasury has transferred all of the Series K Preferred Stock it owns to third parties.
The Firm may not repurchase or redeem any common stock or other equity securities of the Firm, or any trust preferred securities issued by the Firm or any of its affiliates, without the prior consent of the U.S. Treasury (other than (i) repurchases of the Series K Preferred Stock and (ii) repurchases of junior preferred shares or common stock in connection with any employee benefit plan in the ordinary course of business consistent with past practice).
Basel II
The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (“Basel II”). The goal of the new Basel II Framework is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published a final Basel II rule in December 2007, which will require JPMorgan Chase to implement Basel II at the holding company level, as well as at certain of its key U.S. bank subsidiaries.
Prior to full implementation of the new Basel II Framework, JPMorgan Chase will be required to complete a qualification period of four consecutive quarters during which it will need to demonstrate that it meets the requirements of the new rule to the satisfaction of its primary U.S. banking regulators. The U.S. implementation timetable consists of the qualification period, starting any time between April 1, 2008, and April 1, 2010, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on current (“Basel l”) regulations. JPMorgan Chase expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based upon various established timelines, Basel II in certain non-U.S. jurisdictions, as required.
Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are J.P. Morgan Securities Inc. (“JPMorgan Securities”) and J.P. Morgan Clearing Corp. (formerly known as Bear Stearns Securities Corp.). JPMorgan Securities and J.P. Morgan Clearing Corp. are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (“Net Capital Rule”). JPMorgan Securities and J.P. Morgan Clearing Corp. are also registered as futures commission merchants and subject to Rule 1.17 under the Commodity Futures Trading Commission (“CFTC”).
JPMorgan Securities and J.P. Morgan Clearing Corp. have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirement” of the Net Capital Rule. At December 31, 2008, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, of $7.2 billion exceeded the minimum requirement by $6.6 billion. In addition to its net capital requirements, JPMorgan Securities is required to

72	JPMorgan Chase & Co. / 2008 Annual Report

hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of December 31, 2008, JPMorgan Securities had tentative net capital in excess of the minimum and the notification requirements. On October 1, 2008, J.P. Morgan Securities Inc. merged with and into Bear, Stearns & Co. Inc., and the surviving entity changed its name to J.P. Morgan Securities Inc.
J.P. Morgan Clearing Corp., a subsidiary of JPMorgan Securities provides clearing and settlement services. At December 31, 2008, J.P. Morgan Clearing Corp.’s net capital, as defined by the Net Capital Rule, of $4.7 billion exceeded the minimum requirement by $3.3 billion.
Dividends
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective for the dividend payable April 30, 2009 to shareholders of record on April 6, 2009. JPMorgan Chase declared quarterly cash dividends on its commons stock in the amount of $0.38 for each quarter of 2008 and the second, third and fourth quarters of 2007, and $0.34 per share for the first quarter of 2007 and for each quarter of 2006.
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratios, need to maintain an adequate capital level and alternative investment opportunities. The Firm’s ability to pay dividends is subject to restrictions. For information regarding such restrictions, see page 72 and Note 24 and Note 29 on pages 193–194 and 199, respectively, of this Annual Report and for additional information regarding the reduction of the dividend, see page 32.
The following table shows the common dividend payout ratio based upon reported net income.
Common dividend payout ratio

Year ended December 31,	2008	2007	2006

Common dividend payout ratio	114%	34%	34%

Issuance
The Firm issued $6.0 billion and $1.8 billion of noncumulative perpetual preferred stock on April 23, 2008, and August 21, 2008, respectively. Pursuant to the Capital Purchase Program, on October 28, 2008, the Firm issued to the U.S. Treasury $25.0 billion of cumulative preferred stock and a warrant to purchase up to 88,401,697 shares of the Firm’s common stock. For additional information regarding preferred stock, see Note 24 on pages 193–194 of this Annual Report.
On September 30, 2008, the Firm issued $11.5 billion, or 284 million shares, of common stock at $40.50 per share. For additional information regarding common stock, see Note 25 on pages 194–195 of this Annual Report.
Stock repurchases
During the year ended December 31, 2008, the Firm did not repurchase any shares of its common stock. During 2007, under the respective stock repurchase programs then in effect, the Firm repurchased 168 million shares for $8.2 billion at an average price per share of $48.60.
The Board of Directors approved in April 2007, a stock repurchase program that authorizes the repurchase of up to $10.0 billion of the Firm’s common shares, which superseded an $8.0 billion stock repurchase program approved in 2006. The $10.0 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual number of shares that may be repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. A Rule 10b5-1 repurchase plan allows the Firm to repurchase shares during periods when it would not otherwise be repurchasing common stock – for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material nonpublic information.
As of December 31, 2008, $6.2 billion of authorized repurchase capacity remained under the current stock repurchase program.
For a discussion of restrictions on stock repurchases, see Capital Purchase Program on page 72 and Note 24 on pages 193–194 of this Annual Report.
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5, Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities, on page 17 of JPMorgan Chase’s 2008 Form 10-K.

JPMorgan Chase & Co. / 2008 Annual Report	73

Management’s discussion and analysis
RISK MANAGEMENT

Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. The Firm’s ability to properly identify, measure, monitor and report risk is critical to both its soundness and profitability.
•	Risk identification: The Firm’s exposure to risk through its daily business dealings, including lending, trading and capital markets activities, is identified and aggregated through the Firm’s risk management infrastructure. In addition, individuals who manage risk positions, particularly those positions that are complex, are responsible for identifying and estimating potential losses that could arise from specific or unusual events, that may not be captured in other models, and those risks are communicated to senior management.
•	Risk measurement: The Firm measures risk using a variety of methodologies, including calculating probable loss, unexpected loss and value-at-risk, and by conducting stress tests and making comparisons to external benchmarks. Measurement models and related assumptions are routinely reviewed with the goal of ensuring that the Firm’s risk estimates are reasonable and reflect underlying positions.
•	Risk monitoring/control: The Firm’s risk management policies and procedures incorporate risk mitigation strategies and include approval limits by customer, product, industry, country and business. These limits are monitored on a daily, weekly and monthly basis, as appropriate.
•	Risk reporting: Risk reporting is executed on a line of business and consolidated basis. This information is reported to management on a daily, weekly and monthly basis, as appropriate. There are eight major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, interest rate risk, private equity risk, operational risk, legal and fiduciary risk, and reputation risk.
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
Overlaying the line of business risk management are four corporate functions with risk management–related responsibilities: Treasury, the Chief Investment Office, Legal and Compliance and Risk Management.
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
In addition to the risk committees of the lines of business and the above-referenced corporate functions, the Firm also has an Investment Committee, ALCO and two other risk-related committees, namely, the Risk Working Group and the Markets Committee. The members of these committees are composed of senior management of the Firm, including representatives of line of business, Risk Management, Finance and other senior executives. Members of these risk committees meet frequently to discuss a broad range of topics including, for example, current market conditions and other external events, current risk exposures and concentrations to ensure that the impact of current risk factors are considered broadly across the Firm’s businesses.

74	JPMorgan Chase & Co. / 2008 Annual Report

The Investment Committee oversees global merger and acquisition activities undertaken by JPMorgan Chase for its own account that fall outside the scope of the Firm’s private equity and other principal finance activities.
The Asset-Liability Committee is responsible for approving the Firm’s liquidity policy, including contingency funding planning and exposure to SPEs (and any required liquidity support by the Firm of such SPEs). The Asset-Liability Committee also oversees the Firm’s capital management and funds transfer pricing policy (through which lines of business “transfer” interest and foreign exchange risk to Treasury in the Corporate/Private Equity segment).
The Risk Working Group meets monthly to review issues such as risk policy, risk methodology, Basel II and regulatory issues and topics referred to it by any line of business risk committee. The Markets Committee, chaired by the Chief Risk Officer, meets at least weekly to review and determine appropriate courses of action with respect to significant risk matters, including but not limited to: limits; credit, market and operational risk; large, high risk transactions; and hedging strategies.
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

JPMorgan Chase & Co. / 2008 Annual Report	75

Management’s discussion and analysis
LIQUIDITY RISK MANAGEMENT

The ability to maintain a sufficient level of liquidity is crucial to financial services companies, particularly maintaining appropriate levels of liquidity during periods of adverse conditions. The Firm’s funding strategy is to ensure liquidity and diversity of funding sources to meet actual and contingent liabilities through both stable and adverse conditions.
JPMorgan Chase uses a centralized approach for liquidity risk management. Global funding is managed by Corporate Treasury, using regional expertise as appropriate. Management believes that a centralized framework maximizes liquidity access, minimizes funding costs and permits identification and coordination of global liquidity risk.
Recent events
During the second half of 2008, global markets exhibited extraordinary levels of volatility and increasing signs of stress. Throughout this period, access by market participants to the debt, equity, and consumer loan securitization markets was constrained and funding spreads widened sharply. In response to strains in financial markets, U.S. government and regulatory agencies introduced various programs to inject liquidity into the financial system. JPMorgan Chase participated in a number of these programs, two of which were the Capital Purchase Program and the FDIC’s TLG Program. On October 28, 2008, JPMorgan Chase issued $25.0 billion of preferred stock as well as a warrant to purchase up to 88,401,697 shares of the Firm’s common stock to the U.S. Treasury under the Capital Purchase Program, which enhanced the Firm’s capital and liquidity positions. In addition, on December 4, 2008, JPMorgan Chase elected to continue to participate in the FDIC’s TLG Program, which facilitated long-term debt issuances at rates (including the guarantee fee charged by the FDIC) more favorable than those for non-FDIC guaranteed debt issuances. Under the TLG Program, the FDIC guarantees certain senior unsecured debt of JPMorgan Chase, and in return for the guarantees, the FDIC is paid a fee based on the amount and maturity of the debt. Under the TLG Program, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. During the fourth quarter of 2008, pursuant to the TLG Program, the Firm issued $20.8 billion of bonds guaranteed by the FDIC, further enhancing the Firm’s liquidity position. At December 31, 2008, all of the FDIC-guaranteed debt was outstanding and had a carrying value of $21.0 billion, net of hedges. In the interest of promoting deposit stability, during the fourth quarter, the FDIC also (i) temporarily increased, through 2009, insurance coverage on bank deposits to $250,000 per customer from $100,000 per customer, and (ii) for qualified institutions who participated in the TLG Program (such as the Firm), provided full deposit insurance coverage for noninterest-bearing transaction accounts.
During the second half of 2008, the Firm’s deposits (excluding those assumed in connection with the Washington Mutual transaction) increased substantially, as the Firm benefited from the heightened volatility and credit concerns affecting the markets.
On May 30, 2008, JPMorgan Chase completed the merger with Bear Stearns. Due to the structure of the transaction and the de-risking of positions over time, the merger with Bear Stearns had no material impact on the Firm’s liquidity. On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual from the FDIC. As part of the Washington Mutual transaction, JPMorgan Chase assumed Washington Mutual’s deposits as well as its obligations to its credit card securitization-related master trusts, covered bonds, and liabilities to certain Federal Home Loan Banks. The Washington Mutual transaction had an insignificant impact on the Firm’s overall liquidity position.
Both S&P and Moody’s lowered the Firm’s ratings one notch on December 19, 2008 and January 15, 2009, respectively. These rating actions did not have a material impact on the cost or availability of funding to the Firm. For a further discussion of credit ratings, see the Credit Ratings caption of this Liquidity Risk Management section on pages 79-80 of this Annual Report.
Notwithstanding the market events during the latter half of 2008, the Firm’s liquidity position remained strong based on its liquidity metrics as of December 31, 2008. The Firm believes that its unsecured and secured funding capacity is sufficient to meet on- and off-balance sheet obligations. JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets. In addition, during the course of 2008, the Firm raised funds at the parent holding company in excess of its minimum threshold to cover its obligations and those of its nonbank subsidiaries that mature over the next 12 months.
Governance
The Asset-Liability Committee approves and oversees the execution of the Firm’s liquidity policy and contingency funding plan. Corporate Treasury formulates the Firm’s liquidity and contingency planning strategies and is responsible for measuring, monitoring, reporting and managing the Firm’s liquidity risk profile.
Liquidity monitoring
The Firm monitors liquidity trends, tracks historical and prospective on- and off-balance sheet liquidity obligations, identifies and measures internal and external liquidity warning signals to permit early detection of liquidity issues, and manages contingency planning (including identification and testing of various company-specific and market-driven stress scenarios). Various tools, which together contribute to an overall firmwide liquidity perspective, are used to monitor and manage liquidity. Among others, these include: (i) analysis of the timing of liquidity sources versus liquidity uses (i.e., funding gaps) over periods ranging from overnight to one year; (ii) management of debt and capital issuances to ensure that the illiquid portion of the balance sheet can be funded by equity, long-term debt, trust preferred capital debt securities and deposits the Firm believes to be stable; and (iii) assessment of the Firm’s capacity to raise incremental unsecured and secured funding.
Liquidity of the parent holding company and its nonbank subsidiaries is monitored independently as well as in conjunction with the liquidity

76	JPMorgan Chase & Co. / 2008 Annual Report

of the Firm’s bank subsidiaries. At the parent holding company level, long-term funding is managed to ensure that the parent holding company has, at a minimum, sufficient liquidity to cover its obligations and those of its nonbank subsidiaries within the next 12 months. For bank subsidiaries, the focus of liquidity risk management is on maintenance of unsecured and secured funding capacity sufficient to meet on- and off-balance sheet obligations.
A component of liquidity management is the Firm’s contingency funding plan. The goal of the plan is to ensure appropriate liquidity during normal and stress periods. The plan considers various temporary and long-term stress scenarios where access to unsecured funding is severely limited or nonexistent, taking into account both on-and off-balance sheet exposures, and separately evaluates access to funds by the parent holding company and the Firm’s banks.
Funding
Sources of funds
The deposits held by the RFS, CB, TSS and AM lines of business are a generally consistent source of funding for JPMorgan Chase Bank, N.A. As of December 31, 2008, total deposits for the Firm were $1.0 trillion, compared with $740.7 billion at December 31, 2007. A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes or market volatility and therefore are considered more stable than market-based (i.e., wholesale) liability balances. The Washington Mutual transaction added approximately $159.9 billion of deposits to the Firm, a significant majority of which are retail deposits. In addition, through the normal course of business, the Firm benefits from substantial liability balances originated by RFS, CB, TSS and AM. These franchise-generated liability balances include deposits and funds that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements), a significant portion of which are considered to be stable and consistent sources of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance sheet analysis on pages 42–60 and 64–66, respectively, of this Annual Report.
Additional sources of funding include a variety of unsecured short-and long-term instruments, including federal funds purchased, certificates of deposits, time deposits, bank notes, commercial paper, long-term debt, trust preferred capital debt securities, preferred stock and common stock. Secured sources of funding include securities loaned or sold under repurchase agreements, asset securitizations, borrowings from the Federal Reserve (including discount window borrowings, the Primary Dealer Credit Facility and the Term Auction Facility) and borrowings from the Chicago, Pittsburgh and, as a result of the Washington Mutual transaction, the San Francisco Federal Home Loan Banks. However, the Firm does not view borrowings from the Federal Reserve as a primary means of funding the Firm.
Issuance
Funding markets are evaluated on an ongoing basis to achieve an appropriate global balance of unsecured and secured funding at favorable rates. Generating funding from a broad range of sources in a variety of geographic locations enhances financial flexibility and limits dependence on any one source.
During 2008, JPMorgan Chase issued approximately $42.6 billion of long-term debt for funding or capital management purposes, including $20.8 billion of FDIC-guaranteed notes issued under the TLG Program. The Firm also issued $28.0 billion of IB structured notes, the issuances of which are generally client-driven and not for funding or capital management purposes, as the proceeds from such transactions are generally used to purchase securities to mitigate the risk associated with structured note exposure. In addition, during the year, the Firm issued $1.8 billion of trust preferred capital debt securities. During the same period, the Firm redeemed or had maturities of $62.7 billion of securities, including $35.8 billion of IB structured notes.
Preferred stock issuances included $6.0 billion and $1.8 billion of noncumulative perpetual preferred stock issued on April 23 and August 21, 2008, respectively, as well as preferred stock issued to the U.S. Treasury on October 28, 2008, under the Capital Purchase Program. In connection with preferred stock issuance under the Capital Purchase Program, the Firm also issued to the U.S. Treasury on October 28, 2008, a warrant to purchase up to 88,401,697 shares of the Firm’s common stock, at an exercise price of $42.42 per share, subject to certain antidilution and other adjustments. The Firm has in the past, and may continue in the future, to repurchase from time to time its debt or trust preferred capital debt securities in open market purchases or privately negotiated transactions subject to regulatory and contractual restrictions.
Finally, during 2008, the Firm securitized $21.4 billion of credit card loans. The ability to securitize loans, and the associated gains on those securitizations, are principally dependent upon the credit quality and other characteristics of the assets securitized as well as upon prevailing market conditions. Given the volatility and stress in the financial markets in the second half of 2008, the Firm did not securitize any residential mortgage loans, auto loans or student loans during 2008.
Replacement Capital Covenants
In connection with the issuance of certain of its trust preferred capital debt securities and noncumulative perpetual preferred stock, the Firm entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holders of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of the trust preferred capital debt securities and noncumulative perpetual preferred stock except, with limited exceptions, to the extent that JPMorgan Chase has received, in each such case, specified amounts of proceeds from the sale of certain qualifying securities. Currently the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, reference is made to the respective RCCs entered into by the Firm in connection with the issuances of such trust preferred capital debt securities and noncumulative perpetual

JPMorgan Chase & Co. / 2008 Annual Report	77

Management’s discussion and analysis

preferred stock, which are filed with the U.S. Securities and Exchange Commission under cover of Forms 8-K.
Cash flows
For the years ended December 31, 2008, 2007 and 2006, cash and due from banks decreased $13.2 billion, $268 million, and increased $3.7 billion, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during 2008, 2007 and 2006.
Cash Flows from Operating Activities
JPMorgan Chase’s operating assets and liabilities support the Firm’s capital markets and lending activities, including the origination or purchase of loans initially designated as held-for-sale. The operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by client-driven activities, market conditions and trading strategies. Management believes cash flows from operations, available cash balances and the Firm’s ability to generate cash through short-and long-term borrowings are sufficient to fund the Firm’s operating liquidity needs.
For the year ended December 31, 2008, net cash provided by operating activities was $23.1 billion, while for the years ended December 31, 2007 and 2006, net cash used in operating activities was $110.6 billion and $49.6 billion, respectively. In 2008, net cash generated from operating activities was higher than net income, largely as a result of adjustments for operating items such as the provision for credit losses, depreciation and amortization, stock-based compensation, and certain other expense. During 2006, 2007 and 2008, cash was used to fund loans held-for-sale, primarily in IB and RFS. During 2008, proceeds from sales of loans originated or purchased with an initial intent to sell were slightly higher than cash used to acquire such loans; but the cash flows from these activities were at a significantly lower level than for the same periods in 2007 and 2006 as a result of current market conditions. In 2007 and 2006, cash used to acquire such loans was slightly higher than proceeds from sales.
For the years ended December 31, 2007 and 2006, the net cash used in operating activities supported growth in the Firm’s lending and capital markets activities. In 2007, when compared with 2006, there was a significant decline in cash flows from IB loan originations/purchases and sale/securitization activities as a result of the difficult wholesale securitization market and capital markets for leveraged financings, which were affected by a significant deterioration in liquidity in the second half of 2007. Cash flows in 2007 associated with RFS residential mortgage activities grew, reflecting an increase in originations.
Cash Flows from Investing Activities
The Firm’s investing activities predominantly include originating loans to be held for investment, other receivables, the available-for-sale investment portfolio and other short-term investment vehicles. For the year ended December 31, 2008, net cash of $286.3 billion was used in investing activities, primarily for: purchases of investment securities in Corporate’s AFS portfolio to manage the Firm’s exposure to interest rate movements, as well as to make strategic longer-term investments; increased deposits with banks as the result of the availability of excess cash for short-term investment opportunities through inter-bank lending, and from deposits with the Federal Reserve (which is now an investing activity, reflecting a policy change of the Federal Reserve to pay interest to depository institutions on reserve balances); net additions to the wholesale loan portfolio, from organic growth in CB; additions to the consumer prime mortgage portfolio as a result of the decision to retain, rather than sell, new originations of nonconforming prime mortgage loans; an increase in securities purchased under resale agreements reflecting growth in demand from clients for liquidity; and net purchases of asset-backed commercial paper from money market mutual funds in connection with a temporary Federal Reserve Bank of Boston lending facility. Partially offsetting these uses of cash were proceeds from sales and maturities of AFS securities; loan sales and credit card securitization activities, which were at a lower level than for the same periods in 2007 as a result of the adverse market conditions that have continued since the last half of 2007; and net cash received from acquisitions and the sale of an investment. Additionally, in June 2008, in connection with the merger with Bear Stearns, the Firm sold assets acquired from Bear Stearns to the FRBNY and received cash proceeds of $28.85 billion (for additional information see Note 2 on page 123–128 of this Annual Report).
For the year ended December 31, 2007, net cash of $73.1 billion was used in investing activities, primarily to fund purchases in the AFS securities portfolio to manage the Firm’s exposure to interest rate movements; net additions to the wholesale retained loan portfolios in IB, CB and AM, mainly as a result of business growth; a net increase in the consumer retained loan portfolio, primarily reflecting growth in RFS in home equity loans and net additions to RFS’ subprime mortgage loans portfolio (which was affected by management’s decision in the third quarter to retain (rather than sell) new subprime mortgages), and growth in prime mortgage loans originated by RFS and AM that cannot be sold to U.S. government agencies or U.S. government-sponsored enterprises; and increases in securities purchased under resale agreements as a result of a higher level of cash that was available for short-term investment opportunities in connection with the Firm’s efforts to build liquidity. These net uses of cash were partially offset by cash proceeds received from sales and maturities of AFS securities; and credit card, residential mortgage, student and wholesale loan sales and securitization activities, which grew in 2007 despite the difficult conditions in the credit markets.
For the year ended December 31, 2006, net cash of $99.6 billion was used in investing activities. Net cash was invested to fund net additions to the retained wholesale loan portfolio, mainly resulting from capital markets activity in IB leveraged financings; increases in CS loans reflecting strong organic growth; net additions in retail home equity loans; the acquisition of private-label credit card portfolios from Kohl’s, BP and Pier 1 Imports, Inc.; the acquisition of Collegiate Funding Services; and purchases of AFS securities in connection with repositioning the portfolio in response to changes in interest rates. These uses of cash were partially offset by cash proceeds provided from credit card, residential mortgage, auto and

78	JPMorgan Chase & Co. / 2008 Annual Report

wholesale loan sales and securitization activities; sales and maturities of AFS securities; the net decline in auto loans, which was caused partially by management’s decision to de-emphasize vehicle leasing; and the sale of the insurance business at the beginning of the second quarter.
Cash Flows from Financing Activities
The Firm’s financing activities primarily reflect cash flows related to customer deposits, issuances of long-term debt and trust preferred capital debt securities, and issuances of preferred and common stock. In 2008, net cash provided by financing activities was $250.5 billion due to: growth in wholesale deposits, in particular, interest-and noninterest-bearing deposits in TSS (driven by both new and existing clients, and due to the deposit inflows related to the heightened volatility and credit concerns affecting the global markets), as well as increases in AM and CB (due to organic growth); proceeds of $25.0 billion from the issuance of preferred stock and a warrant to the U.S. Treasury under the Capital Purchase Program; additional issuances of common stock and preferred stock used for general corporate purposes; an increase in other borrowings due to nonrecourse secured advances from the Federal Reserve Bank of Boston to fund the purchase of asset-backed commercial paper from money market mutual funds; increases in federal funds purchased and securities loaned or sold under repurchase agreements in connection with higher short-term requirements to fulfill client demand for liquidity and finance the Firm’s AFS securities inventory; and a net increase in long-term debt due to a combination of non-FDIC guaranteed debt and trust preferred capital debt securities issued prior to December 4, 2008, and the issuance of $20.8 billion of FDIC-guaranteed long-term debt issued during the fourth quarter of 2008. The fourth-quarter FDIC-guaranteed issuance was offset partially by maturities of non-FDIC guaranteed long-term debt during the same period. The increase in long-term debt and trust preferred capital debt securities was used primarily to fund certain illiquid assets held by the parent holding company and build liquidity. Cash was also used to pay dividends on common and preferred stock. The Firm did not repurchase any shares of its common stock in the open market during 2008 in order to maintain its capital objectives.
In 2007, net cash provided by financing activities was $183.0 billion due to a net increase in wholesale deposits from growth in business volumes, in particular, interest-bearing deposits at TSS, AM and CB;
net issuances of long-term debt and trust preferred capital debt securities primarily to fund certain illiquid assets held by the parent holding company and build liquidity, and by IB from client-driven structured notes transactions; and growth in commercial paper issuances and other borrowed funds due to growth in the volume of liability balances in sweep accounts in TSS and CB, and to fund trading positions and to further build liquidity. Cash was used to repurchase common stock and pay dividends on common stock, including an increase in the quarterly dividend in the second quarter of 2007.
In 2006, net cash provided by financing activities was $152.7 billion due to net cash received from growth in deposits, reflecting new retail account acquisitions and the ongoing expansion of the retail branch distribution network; higher wholesale business volumes; increases in securities sold under repurchase agreements to fund trading positions and higher AFS securities positions; and net issuances of long-term debt and trust preferred capital debt securities. The net cash provided was offset partially by the payment of cash dividends on stock and common stock repurchases.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 67–68 and Ratings profile of derivative receivables marked to market (“MTM”) on page 88 of this Annual Report.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.

The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of January 15, 2009, were as follows.

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P-1	A-1	F1+	Aa3	A+	AA-
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aa1	AA-	AA-
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aa1	AA-	AA-

JPMorgan Chase & Co. / 2008 Annual Report	79

Management’s discussion and analysis

On December 19, 2008, S&P lowered the senior long-term debt ratings on JPMorgan Chase & Co. and its principal bank subsidiaries one notch from “AA-” and “AA”, respectively; lowered the short-term debt rating of JPMorgan Chase & Co. from “A-1+”; and affirmed the short-term debt ratings of its principal bank subsidiaries. These actions were primarily the result of S&P’s belief that the Firm’s earnings are likely to decline over the next couple of years in response to increasing loan losses associated with the Firm’s exposure to consumer lending, as well as declining business volumes. S&P’s current outlook is negative. On January 15, 2009, Moody’s lowered the senior long-term debt ratings on JPMorgan Chase & Co. and its principal bank subsidiaries from “Aa2” and “Aaa”, respectively. These actions were primarily the result of Moody’s view that, in the current economic environment, the Firm may experience difficulties generating capital and could face significant earnings pressure. Moody’s affirmed the short-term debt ratings of JPMorgan Chase &
Co. and its principal bank subsidiaries at “P-1”. Moody’s also revised the outlook to stable from negative due to the Firm’s strong capital ratios, significant loan loss reserves, and strong franchise. Ratings from Fitch on JPMorgan Chase & Co. and its principal bank subsidiaries remained unchanged from December 31, 2007, and Fitch’s outlook remained stable. The recent rating actions by S&P and Moody’s did not have a material impact on the cost or availability of the Firm’s funding. If the Firm’s senior long-term debt ratings were downgraded by one additional notch, the Firm believes the incremental cost of funds or loss of funding would be manageable within the context of current market conditions and the Firm’s liquidity resources. JPMorgan Chase’s unsecured debt, other than in certain cases the IB structured notes, does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, nor contain collateral provisions or the creation of an additional financial obligation, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, cash flows or stock price. To the extent any IB structured notes do contain such provisions, the Firm believes that, in the event of an acceleration of payments or maturities or provision of collateral, the securities used by the Firm to risk manage such structured notes, together with other liquidity resources, are expected to generate funds sufficient to satisfy the Firm’s obligations.

CREDIT RISK MANAGEMENT

Credit risk is the risk of loss from obligor or counterparty default. The Firm provides credit (for example, through loans, lending-related commitments and derivatives) to a variety of customers, from large corporate and institutional clients to the individual consumer. For the wholesale business, credit risk management includes the distribution of syndicated loans originated by the Firm into the marketplace (primarily to IB clients), with exposure held in the retained portfolio averaging less than 10% of the total originated loans. Wholesale loans generated by CB and AM are generally retained on the balance sheet. With regard to the consumer credit market, the Firm focuses on creating a portfolio that is diversified from both a product and a geographic perspective. Loss mitigation strategies are being employed for all home lending portfolios. These strategies include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and avoid foreclosure. In the mortgage business, originated loans are either retained in the mortgage portfolio or securitized and sold to U.S. government agencies and U.S. government-sponsored enterprises.
Credit risk organization
Credit risk management is overseen by the Chief Risk Officer and implemented within the lines of business. The Firm’s credit risk management governance consists of the following functions:
•	establishing a comprehensive credit risk policy framework
•	monitoring and managing credit risk across all portfolio segments, including transaction and line approval
•	assigning and managing credit authorities in connection with the approval of all credit exposure
•	managing criticized exposures
•	calculating the allowance for credit losses and ensuring appropriate credit risk-based capital management
Risk identification
The Firm is exposed to credit risk through lending and capital markets activities. The credit risk management organization works in partnership with the business segments in identifying and aggregating exposures across all lines of business.
Risk measurement
To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Methodologies for measuring credit risk vary depending on several factors, including type of asset (e.g., consumer installment versus wholesale loan), risk measurement parameters (e.g., delinquency status and credit bureau score versus wholesale risk rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based upon the amount of exposure should the obligor or the counterparty default, the probability of default and the loss severity given a default event. Based upon these factors and related market-based inputs, the Firm estimates both probable and unexpected losses for the wholesale and consumer portfolios. Probable losses, reflected in the provision for credit losses, are based primarily upon statistical estimates of credit losses as a result of obligor or counterparty default. However, probable losses are not the sole indicators of risk. If losses were entirely predictable, the probable loss rate could be factored into pricing and covered as a normal and recurring cost of doing business. Unexpected losses, reflected in the allocation of credit risk capital, represent the potential volatility of actual losses relative to the probable level of losses. Risk measurement for the wholesale portfolio is assessed primarily on a risk-rated basis; for the consumer portfolio, it is assessed primarily on a credit-scored basis.

80	JPMorgan Chase & Co. / 2008 Annual Report

Risk-rated exposure
For portfolios that are risk-rated (generally held in IB, CB, TSS and AM), probable and unexpected loss calculations are based upon estimates of probability of default and loss given default. Probability of default is the expected default calculated on an obligor basis. Loss given default is an estimate of losses given a default event and takes into consideration collateral and structural support for each credit facility. Calculations and assumptions are based upon management information systems and methodologies which are under continual review. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral and structural positions.
Credit-scored exposure
For credit-scored portfolios (generally held in RFS and CS), probable loss is based upon a statistical analysis of inherent losses over discrete periods of time. Probable losses are estimated using sophisticated portfolio modeling, credit scoring and decision-support tools to project credit risks and establish underwriting standards. In addition, common measures of credit quality derived from historical loss experience are used to predict consumer losses. Other risk characteristics evaluated include recent loss experience in the portfolios, changes in origination sources, portfolio seasoning, loss severity and underlying credit practices, including charge-off policies. These analyses are applied to the Firm’s current portfolios in order to estimate delinquencies and severity of losses, which determine the amount of probable losses. These factors and analyses are updated at least on a quarterly basis or more frequently as market conditions dictate.
Risk monitoring
The Firm has developed policies and practices that are designed to preserve the independence and integrity of the approval and decision making of extending credit and are intended to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively at both the transaction and portfolio levels. The policy framework establishes credit approval authorities, concentration limits, risk-rating methodologies, portfolio review parameters and guidelines for management of distressed exposure. Wholesale credit risk is monitored regularly on both an aggregate portfolio level and on an individual customer basis. Management of the Firm’s wholesale exposure is accomplished through a number of means including loan syndication and participations, loan sales, securitizations, credit derivatives, use of master netting agreements and collateral and other risk-reduction techniques, which are further discussed in the following risk sections. For consumer credit risk, the key focus items are trends and concentrations at the portfolio level, whereby potential problems can be remedied through changes in underwriting policies and portfolio guidelines. Consumer Credit Risk Management monitors trends against business expectations and industry benchmarks.
Risk reporting
To enable monitoring of credit risk and decision-making, aggregate credit exposure, credit quality forecasts, concentrations levels and risk profile changes are reported regularly to senior credit risk management. Detailed portfolio reporting of industry, customer and geographic concentrations occurs monthly, and the appropriateness of the allowance for credit losses is reviewed by senior management at least on a quarterly basis. Through the risk reporting and governance structure, credit risk trends and limit exceptions are provided regularly to, and discussed with, senior management, for further information, see page 74 of this Annual Report.
2008 Credit risk overview
During 2008, credit markets experienced deterioration and increased defaults and downgrades reflecting, among other things, reduced liquidity. The liquidity and credit crisis has adversely affected many financial institutions, resulting in the failure of some in both the U.S. and Europe, and has impacted the functioning of credit markets, particularly, the loan syndication and asset-backed securitization markets. The Firm’s credit portfolio was affected by these market conditions and experienced deteriorating credit quality, especially in the latter part of the year, generally consistent with the market. In 2008, for the wholesale portfolio, criticized assets and NPAs increased, from historical lows, 301% and 525%, respectively, from the previous year. Charge-offs, which typically lag other portfolio deterioration, have increased from historical lows by 458% over 2007. The Firm has remained focused on aggressively managing the portfolio, including ongoing, in-depth reviews of credit quality, as well as of revisions of industry, product and client concentrations. Risk levels are adjusted as needed to reflect the Firm’s risk tolerance. Underwriting standards across all areas of lending have been strengthened, consistent with evolving market conditions in order to permit the Firm to lend in a safe and prudent manner. In light of the current market conditions, the wholesale allowance for loan loss coverage ratio has been strengthened to 2.64%, from 1.67% at the end of 2007.
Consumer portfolio credit performance continues to be negatively affected by the economic environment, particularly the weak labor market and the decline in housing prices which occurred nationally. As a result, the Firm took actions throughout the year to reduce risk exposure by tightening underwriting and loan qualification standards in those markets most affected by the housing downturn. In the fourth quarter of 2008, the Firm announced plans to significantly expand loss mitigation efforts related to its mortgage and home equity portfolios. During the implementation period of these expanded loss mitigation efforts, which was substantially in place in early 2009, the Firm did not place loans into foreclosure. These loss mitigation efforts are expected to result in additional increases in the balance of modified loans carried on the Firm’s balance sheet, including loans accounted for as troubled debt restructurings, while minimizing the economic loss to the Firm and assisting homeowners to remain in their homes.
More detailed discussion of the domestic consumer credit environment can be found on pages 91–92 of this Annual Report.

JPMorgan Chase & Co. / 2008 Annual Report	81

Management’s discussion and analysis
CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of December 31, 2008 and 2007. Total credit exposure at December 31, 2008, increased $198.8 billion from December 31, 2007, reflecting an increase of $115.0 billion in the consumer credit portfolio and $83.8 billion in the wholesale credit portfolio. The increase in total credit exposure from the prior year reflects $319.2 billion and $54.3 billion of additional credit exposure acquired in connection with the Washington Mutual and Bear Stearns transactions, respectively. The exposure from the Washington Mutual transaction consisted of $271.7 billion in the consumer portfolio and $47.5 billion in the wholesale portfolio, which was primarily commercial lending. The exposure from the Bear Stearns acquisition was included in the wholesale portfolio. Excluding these two transactions, there was a decrease of $174.7 billion in overall credit exposure, which was largely driven by decreases in lending-related commitments, partly offset by increases in derivative receivables and managed loans.
While overall portfolio exposure declined when excluding the Washington Mutual and Bear Stearns transactions, the Firm provided over $150 billion in new loans and lines of credit to retail and wholesale clients in the fourth quarter of 2008, including individual consumers, small businesses, large corporations, not-for-profit organizations, states and municipalities, and other financial institutions.
In the table below, reported loans include loans accounted for at fair value and loans held-for-sale, which are carried at lower of cost or fair value, with changes in value recorded in noninterest revenue. However, these held-for-sale loans and loans accounted for at fair value are excluded from the average loan balances used for the net charge-off rate calculations.

Total credit portfolio

			Nonperforming				90 days past due				Average annual
As of or for the year ended December 31,	Credit exposure		assets(h)(i)(j)(k)				and still accruing		Net charge-offs		net charge-off rate
(in millions, except ratios)	2008	2007	2008		2007		2008	2007	2008	2007	2008	2007

Total credit portfolio

Loans retained(a)	$728,915	$491,736	$8,921	(j)	$3,232	(j)	$3,275	$2,043	$9,835	$4,538	1.73%	1.00%
Loans held-for-sale	8,287	18,899	12		45		—	—	—	—	—	NA
Loans at fair value	7,696	8,739	20		5		—	—	—	—	—	NA

Loans – reported(a)	$744,898	$519,374	$8,953		$3,282		$3,275	$2,043	$9,835	$4,538	1.73%	1.00%

Loans – securitized(b)	85,571	72,701	—		—		1,802	1,050	3,612	2,380	4.53	3.43

Total managed loans	830,469	592,075	8,953		3,282		5,077	3,093	13,447	6,918	2.08	1.33
Derivative receivables	162,626	77,136	1,079		29		—	—	NA	NA	NA	NA
Receivables from customers(c)	16,141	—	—		—		—	—	NA	NA	NA	NA

Total managed credit-related assets	1,009,236	669,211	10,032		3,311		5,077	3,093	13,447	6,918	2.08	1.33
Lending-related commitments(d)(e)	1,121,378	1,262,588	NA		NA		NA	NA	NA	NA	NA	NA

Assets acquired in loan satisfactions
Real estate owned	NA	NA	2,533	(k)	546		NA	NA	NA	NA	NA	NA
Other	NA	NA	149	(k)	76		NA	NA	NA	NA	NA	NA

Total assets acquired in loan satisfactions	NA	NA	2,682		622		NA	NA	NA	NA	NA	NA

Total credit portfolio	$2,130,614	$1,931,799	$12,714		$3,933		$5,077	$3,093	$13,447	$6,918	2.08%	1.33%

Net credit derivative hedges notional(f)	$(91,451)	$(67,999)	$—		$(3)		NA	NA	NA	NA	NA	NA

Collateral held against derivatives(g)	(19,816)	(9,824)	NA		NA		NA	NA	NA	NA	NA	NA

(a)	Loans (other than those for which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $694 million and $1.0 billion at December 31, 2008 and 2007, respectively.
(b)	Represents securitized credit card receivables. For further discussion of credit card securitizations, see Card Services on pages 51–53 of this Annual Report.
(c)	Primarily represents margin loans to prime and retail brokerage customers included in accrued interest and accounts receivable on the Consolidated Balance Sheets.
(d)	Includes credit card and home equity lending-related commitments of $623.7 billion and $95.7 billion, respectively, at December 31, 2008, and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, nor does it anticipate, all available lines of credit being used at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
(e)	Includes unused advised lines of credit totaling $36.3 billion and $38.4 billion at December 31, 2008 and 2007, respectively, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable. See the Glossary of Terms on page 218 of this Annual Report for the Firm’s definition of advised lines of credit.
(f)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. For additional information, see page 89 of this Annual Report.
(g)	Represents other liquid securities collateral held by the Firm as of December 31, 2008 and 2007, respectively.
(h)	Excludes nonperforming assets related to (1) loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies of $3.3 billion and $1.5 billion at December 31, 2008, and 2007, respectively, and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $437 million and $417 million at December 31, 2008 and 2007, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally.
(i)	During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Amounts for 2007 have been revised to reflect this change.
(j)	Excludes home lending purchased credit-impaired home loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis and the pools are considered to be performing under SOP 03-3. Also excludes loans held-for-sale and loans at fair value.
(k)	Includes $1.5 billion of assets acquired in the Washington Mutual transaction.

82	JPMorgan Chase & Co./2008 Annual Report

WHOLESALE CREDIT PORTFOLIO

As of December 31, 2008, wholesale exposure (IB, CB, TSS and AM) increased $83.8 billion from December 31, 2007, primarily due to the Bear Stearns merger, which added $54.3 billion of wholesale exposure in the second quarter of 2008 ($26.0 billion of receivables from customers, $18.9 billion of derivative receivables, $5.0 billion of lending-related commitments and $4.4 billion of loans) and the Washington Mutual transaction (which added $47.5 billion of wholesale exposure in the third quarter of 2008, mainly consisting of loans). Excluding these two transactions, the portfolio decreased $18.0 billion, largely driven by decreases of $73.7 billion in lending-related commitments and $9.9 billion in receivables from customers. Partly offsetting these decreases was an increase of $65.5 billion in derivative receivables. The decrease in lending-related commitments was largely related to a reduction in multi-seller conduit-related commitments. The increase in derivative receivables was primarily related to the decline in interest rates, widening credit spreads and volatile foreign exchange rates reflected in interest rate, credit and foreign exchange derivatives, respectively. For additional information regarding conduit-related commitments, see Note 17 on pages 177–186 of this Annual Report.
Excluding the Washington Mutual and Bear Stearns transactions, retained loans increased $11.0 billion reflecting increases in traditional lending activity while loans held-for-sale and loans at fair value decreased reflecting sales, reduced carrying values and lower volumes in the syndication market.

Wholesale

					90 days past due
As of or for the year ended December 31,	Credit exposure		Nonperforming loans(f)		and accruing
(in millions)	2008	2007	2008	2007	2008	2007

Loans retained(a)	$248,089	$189,427	$2,350	$464	$163	$75
Loans held-for-sale	6,259	14,910	12	45	—	—
Loans at fair value	7,696	8,739	20	5	—	—

Loans – reported	$262,044	$213,076	$2,382	$514	$163	$75
Derivative receivables	162,626	77,136	1,079	29	—	—
Receivables from customers(b)	16,141	—	—	—	—	—

Total wholesale credit-related assets	440,811	290,212	3,461	543	163	75

Lending-related commitments(c)	379,871	446,652	NA	NA	NA	NA

Total wholesale credit exposure	$820,682	$736,864	$3,461	$543	$163	$75

Credit derivative hedges notional(d)	$(91,451)	$(67,999)	$—	$(3)	NA	NA

Collateral held against derivatives(e)	(19,816)	(9,824)	NA	NA	NA	NA

(a)	Includes $224 million of purchased credit-impaired loans at December 31, 2008, which are accounted for in accordance with SOP 03-3. They are considered nonperforming loans because the timing and amount of expected future cash flows is not reasonably estimable. For additional information, see Note 14 on pages 163–166 of this Annual Report.
(b)	Primarily represents margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.
(c)	Includes unused advised lines of credit totaling $36.3 billion and $38.4 billion at December 31, 2008 and 2007, respectively, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable.
(d)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. For additional information, see page 89 of this Annual Report.
(e)	Represents other liquid securities collateral held by the Firm as of December 31, 2008 and 2007, respectively.
(f)	Assets acquired in loan satisfactions have been excluded in this presentation. See the wholesale nonperforming assets by line of business segment table for additional information.
The following table presents net charge-offs (excluding gains from sales of nonperforming loans), for the years ended December 31, 2008 and 2007.
Net charge-offs

Wholesale
Year ended December 31,
(in millions, except ratios)	2008	2007

Loans – reported
Net charge-offs	$402	$72

Average annual net charge-off rate(a)	0.18%	0.04%

(a)	Excludes average wholesale loans held-for-sale and loans at fair value of $18.9 billion and $18.6 billion for the years ended December 31, 2008 and 2007, respectively.
The following table presents the change in the wholesale nonperforming loan portfolio for the years ended December 31, 2008 and 2007.
Nonperforming loan activity

Wholesale
Year ended December 31,
(in millions)	2008	2007

Beginning balance	$514	$391
Additions	3,381	1,107

Reductions:
Paydowns and other	859	576
Charge-offs	521	185
Returned to performing	93	136
Sales	40	87

Total reductions	1,513	984

Net additions	1,868	123

Ending balance	$2,382	$514

JPMorgan Chase & Co./2008 Annual Report	83

Management’s discussion and analysis
The following table presents the wholesale nonperforming assets by business segment as of December 31, 2008 and 2007.

	2008					2007
		Assets acquired in					Assets acquired in
		loan satisfactions					loan satisfactions
As of December 31,	Nonperforming	Real estate			Nonperforming	Nonperforming	Real estate			Nonperforming
(in millions)	loans	owned	Other		assets	loans	owned	Other		assets

Investment Bank	$1,175	$247	$1,079	(a)	$2,501	$353	$67	$33	(a)	$453
Commercial Banking	1,026	102	14		1,142	146	2	—		148
Treasury & Securities Services	30	—	—		30	—	—	—		—
Asset Management	147	—	25		172	12	—	—		12
Corporate/Private Equity	4	—	—		4	3	—	—		3

Total	$2,382	$349	$1,118		$3,849	$514	$69	$33		$616

(a)	Includes derivative receivables of $1.1 billion and $29 million as of December 31, 2008 and 2007, respectively.
The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of December 31, 2008 and 2007. The increase in the proportion of loans maturing after five years was predominantly due to the Washington Mutual transaction. The ratings scale is based upon the Firm’s internal risk ratings and generally correspond to the ratings as defined by S&P and Moody’s.
Wholesale credit exposure – maturity and ratings profile

	Maturity profile(c)				Ratings profile
December 31, 2008	Due in 1 year	Due after 1 year	Due after		Investment-grade (“IG”)	Noninvestment-grade		Total %
(in billions, except ratios)	or less	through 5 years	5 years	Total	AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below	Total	of IG

Loans	32%	43%	25%	100%	$161	$87	$248	65%
Derivative receivables	31	36	33	100	127	36	163	78
Lending-related commitments	37	59	4	100	317	63	380	83

Total excluding loans held-for-sale and loans at fair value	34%	50%	16%	100%	$605	$186	791	77%
Loans held-for-sale and loans at fair value(a)							14
Receivables from customers							16

Total exposure							$821

Net credit derivative hedges notional(b)	47%	47%	6%	100%	$(82)	$(9)	$(91)	90%

	Maturity profile(c)				Ratings profile
December 31, 2007	Due in 1 year	Due after 1 year	Due after		Investment-grade (“IG”)	Noninvestment-grade		Total %
(in billions, except ratios)	or less	through 5 years	5 years	Total	AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below	Total	of IG

Loans	44%	45%	11%	100%	$127	$62	$189	67%
Derivative receivables	17	39	44	100	64	13	77	83
Lending-related commitments	35	59	6	100	380	67	447	85

Total excluding loans held-for-sale and loans at fair value	36%	53%	11%	100%	$571	$142	713	80%

Loans held-for-sale and loans at fair value(a)							24

Total exposure							$737

Net credit derivative hedges notional(b)	39%	56%	5%	100%	$(68)	$—	$(68)	100%

(a)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.
(b)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.
(c)	The maturity profile of loans and lending-related commitments is based upon the remaining contractual maturity. The maturity profile of derivative receivables is based upon the maturity profile of average exposure. See page 87 of this Annual Report for a further discussion of average exposure.

84	JPMorgan Chase & Co. / 2008 Annual Report

Wholesale credit exposure – selected industry concentration
The Firm focuses on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. At December 31, 2008, the top 15 industries to which the Firm is exposed remained largely unchanged from December 31, 2007. The Firm’s real estate industry exposure increased from the prior year due to the Washington Mutual transaction. Customer receivables of $16.1 billion in the table below represents primarily margin loans to prime and retail brokerage clients acquired in the Bear Stearns merger. These margin loans are generally fully collateralized by cash or highly liquid securities to satisfy daily minimum collateral requirements. For additional information on industry concentrations, see Note 34 on pages 210–211 of this Annual Report.

Wholesale credit exposure – selected industry concentration

							Collateral
					Net		held against
December 31, 2008	Credit	Investment	Noninvestment-grade		charge-offs/	Credit	derivative
(in millions, except ratios)	exposure(d)	grade	Noncriticized	Criticized	(recoveries)	derivative hedges(e)	receivables(f)

Exposure by industry(a)
Real estate	$83,799	68%	$19,346	$7,737	$212	$(2,677)	$(48)
Banks and finance companies	75,577	79	12,953	2,849	28	(5,016)	(9,457)
Asset managers	49,256	85	6,418	819	15	(115)	(5,303)
Healthcare	38,032	83	6,092	436	2	(5,338)	(199)
State and municipal governments	35,954	94	1,278	847	—	(677)	(134)
Utilities	34,246	83	5,844	114	3	(9,007)	(65)
Retail and consumer services	32,714	67	9,546	1,311	(6)	(6,120)	(1,214)
Consumer products	29,766	65	9,504	792	32	(8,114)	(54)
Securities firms and exchanges	25,590	81	4,744	138	—	(151)	(898)
Oil and gas	24,746	75	5,940	231	15	(6,627)	(7)
Insurance	17,744	78	3,138	712	—	(5,016)	(846)
Technology	17,555	68	5,420	230	—	(4,209)	(3)
Media	17,254	56	5,994	1,674	26	(4,238)	(7)
Central government	15,259	98	276	—	—	(4,548)	(35)
Metals/mining	14,980	61	5,579	262	(7)	(3,149)	(3)

All other(b)	278,114	77	57,307	7,845	82	(26,449)	(1,543)

Subtotal	$790,586	77%	$159,379	$25,997	$402	$(91,451)	$(19,816)

Loans held-for-sale and loans at fair value(c)	13,955
Receivables from customers	16,141

Total	$820,682

					Net		Collateral held
December 31, 2007	Credit	Investment	Noninvestment-grade		charge-offs/	Credit	against derivative
(in millions, except ratios)	exposure(d)	grade	Noncriticized	Criticized	(recoveries)	derivative hedges(e)	receivables(f)

Exposure by industry(a)
Real estate	$38,295	54%	$16,626	$1,070	$36	$(2,906)	$(73)
Banks and finance companies	65,288	83	10,385	498	5	(6,368)	(1,793)
Asset managers	38,554	90	3,518	212	—	(293)	(2,148)
Healthcare	30,746	84	4,741	246	—	(4,241)	(10)
State and municipal governments	31,425	98	591	12	10	(193)	(3)
Utilities	28,679	89	3,021	212	1	(6,371)	(43)
Retail and consumer services	23,969	68	7,149	550	3	(3,866)	(55)
Consumer products	29,941	74	7,492	239	5	(4,710)	(13)
Securities firms and exchanges	23,274	87	3,083	1	—	(467)	(1,321)
Oil and gas	26,082	72	7,166	125	—	(4,007)	—
Insurance	16,782	93	1,104	17	—	(4,277)	(1,000)
Technology	18,335	70	5,418	77	1	(3,636)	(1)
Media	16,253	58	6,561	303	3	(2,707)	(31)
Central government	9,075	99	112	—	—	(2,536)	(7)
Metals/mining	17,714	70	5,119	111	—	(2,486)	—

All other(b)	298,803	80	52,897	3,165	8	(18,935)	(3,326)

Subtotal	$713,215	80%	$134,983	$6,838	$72	$(67,999)	$(9,824)

Loans held-for-sale and loans at fair value(c)	23,649
Receivables from customers	—

Total	$736,864

JPMorgan Chase & Co./2008 Annual Report	85

Management’s discussion and analysis

(a)	Rankings are based upon exposure at December 31, 2008. The industries presented in 2007 table reflect the rankings in the 2008 table.
(b)	For more information on exposures to SPEs included in all other, see Note 17 on pages 177–186 of this Annual Report.
(c)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.
(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.
(e)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.
(f)	Represents other liquid securities collateral held by the Firm as of December 31, 2008 and 2007, respectively.
Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+"/“Caa1” and lower, as defined by S&P and Moody’s. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, increased to $26.0 billion at December 31, 2008, from $6.8 billion at year-end 2007. The increase was driven primarily by downgrades in the wholesale portfolio.
Industry concentrations for wholesale criticized exposure as of December 31, 2008 and 2007, were as follows.

	2008		2007
December 31,	Credit	% of	Credit	% of
(in millions, except ratios)	exposure	portfolio	exposure	portfolio

Exposure by industry(a)
Real estate	$7,737	30%	$1,070	16%
Banks and finance companies	2,849	11	498	7
Automotive	1,775	7	1,338	20
Media	1,674	6	303	4
Building materials/construction	1,363	5	345	5
Retail and consumer services	1,311	5	550	8
State and municipal government	847	3	12	—
Asset managers	819	3	212	3
Consumer products	792	3	239	4
Agriculture/paper manufacturing	726	3	138	2
Insurance	712	3	17	—
Chemicals/plastics	591	2	288	4
Healthcare	436	2	246	4
Transportation	319	1	74	1
Metals/mining	262	1	111	2
All other	3,784	15	1,397	20

Total excluding loans held-for-sale and loans at fair value	$25,997	100%	$6,838	100%

Loans held-for-sale and loans at fair value(b)	2,258		205
Receivables from customers	—		—

Total	$28,255		$7,043

(a)	Rankings are based upon exposure at December 31, 2008. The industries presented in the 2007 table reflect the rankings in the 2008 table.
(b)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.
Presented below is a discussion of several industries to which the Firm has significant exposure, as well as industries the Firm continues to monitor because of actual or potential credit concerns. For additional information, refer to the tables above and on the preceding page.
•	Real estate: Exposure to this industry grew in 2008 due to the Washington Mutual transaction, with approximately 70% of this increase consisting of exposure to multi-family lending. Approximately 45% of the real estate exposure is to large real estate companies and institutions (e.g. REITS), professional real estate developers, owners, or service providers, and generally involves real estate leased to third-party tenants. Commercial construction and development accounted for approximately 13% of the real estate portfolio at 2008 year-end. Exposure to national and regional single family homebuilders decreased by 31% from 2007 and represented 5% of the portfolio at 2008 year-end. The increase in criticized exposure was largely a result of downgrades to select names within the portfolio, primarily in IB, reflecting the weakening credit environment. The remaining increase in criticized exposure reflected exposures acquired in the Washington Mutual transaction.
•	Banks and finance companies: Exposure to this industry increased primarily as a result of higher derivative exposure to commercial banks due to higher volatility and greater trade volume and to the addition of derivative positions from the Bear Stearns merger. The percentage of the portfolio that is investment grade has declined slightly from 2007 as a result of the impact of the weakening credit environment on financial counterparties. The growth in criticized exposure was primarily a result of downgrades to specialty finance companies, reflected in loans and lending-related commitments.
•	Automotive: Industry conditions deteriorated significantly in 2008, particularly in North America, and are expected to remain under pressure in 2009. The largest percentage of the Firm’s wholesale criticized exposure in this segment is related to Original Equipment Manufacturers. However, a majority of the year-over-year increase in criticized exposure related to automotive suppliers which were negatively affected by significant declines in automotive production. Most of the Firm’s criticized exposure in this segment remains performing and is substantially secured.
•	Asset Managers: Exposure in this industry grew from 2007 as a result of increased derivative exposure to primarily investment grade funds and the acquisition of loans and lending-related commitments to this industry due to the Bear Stearns merger.
•	All other: All other in the wholesale credit exposure concentration table on page 85 of this Annual Report at December 31, 2008 included $278.1 billion of credit exposure to 17 industry segments. Exposures related to SPEs and high-net-worth individuals were 37% and 19%, respectively, of this category. SPEs provide secured financing (generally backed by receivables, loans or

86	JPMorgan Chase & Co. / 2008 Annual Report

bonds on a bankruptcy-remote, nonrecourse or limited-recourse basis) originated by a diverse group of companies in industries that are not highly correlated. For further discussion of SPEs, see Note 17 on pages 177–186 of this Annual Report. The remaining all other exposure is well-diversified across industries and none comprise more than 2% of total exposure.
Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; generate revenue through trading activities; manage exposure to fluctuations in interest rates, currencies and other markets; and manage the Firm’s credit exposure. The notional amount of the Firm’s derivative contracts outstanding significantly exceeded, in the Firm’s view, the possible credit losses that could arise from such transactions. For most derivative transactions, the notional amount does not change hands; it is used simply as a reference to calculate payments. For further discussion of these contracts, see Note 32 and Note 34 on pages 202–205 and 210–211 of this Annual Report.
The following tables summarize the aggregate notional amounts and the net derivative receivables MTM for the periods presented.
Notional amounts of derivative contracts

December 31,	Notional amounts(a)
(in billions)	2008	2007

Interest rate contracts

Interest rate and currency swaps(b)	$56,206	$53,458
Future and forwards	6,277	4,548

Written options(c)	4,803	5,742
Purchased options	4,656	5,349

Total interest rate contracts	71,942	69,097

Credit derivatives	$8,388	$7,967

Foreign exchange contracts
Future and forwards	$3,354	$3,424
Foreign exchange spot contracts	389	40

Written options(c)	972	909
Purchased options	959	906

Total foreign exchange contracts	5,674	5,279

Commodity contracts
Swaps	$234	$275
Future and forwards	115	91

Written options(c)	206	228
Purchased options	198	233

Total commodity contracts	753	827

Equity contracts
Swaps	$77	$105
Future and forwards	56	72

Written options(c)	628	739
Purchased options	652	821

Total equity contracts	1,413	1,737

Total derivative notional amounts	$88,170	$84,907

(a)	Represents the sum of gross long and gross short third-party notional derivative contracts.
(b)	Includes cross currency swap contract notional amounts of $1.7 trillion and $1.4 trillion at December 31, 2008 and 2007, respectively.
(c)	Written options do not result in counterparty credit risk.
Derivative receivables marked to market (“MTM”)

December 31,	Derivative receivables MTM
(in millions)	2008	2007

Interest rate contracts	$64,101	$36,020
Credit derivatives	44,695	22,083
Foreign exchange contracts	24,715	5,616
Commodity contracts	14,830	9,419
Equity contracts	14,285	3,998

Total, net of cash collateral	162,626	77,136
Liquid securities collateral held against derivative receivables	(19,816)	(9,824)

Total, net of all collateral	$142,810	$67,312

The amount of derivative receivables reported on the Consolidated Balance Sheets of $162.6 billion and $77.1 billion at December 31, 2008 and 2007, respectively, is the amount of the mark-to-market value (“MTM”) or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. These amounts represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $19.8 billion and $9.8 billion at December 31, 2008 and 2007, respectively, resulting in total exposure, net of all collateral, of $142.8 billion and $67.3 billion at December 31, 2008 and 2007, respectively. Derivative receivables, net of collateral, increased $75.5 billion from December 31, 2007, primarily related to the decline in interest rates, widening credit spreads and volatile foreign exchange rates reflected in interest rate, credit and foreign exchange derivatives, respectively. The increase in 2008 also included positions acquired in the Bear Stearns merger.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, and although this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s transactions move in the Firm’s favor. As of December 31, 2008 and 2007, the Firm held $22.2 billion and $17.4 billion of this additional collateral, respectively. The derivative receivables MTM also do not include other credit enhancements in the form of letters of credit.
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
Peak exposure to a counterparty is a measure of exposure calculated at a 97.5% confidence level. Derivative Risk Equivalent exposure is a measure that expresses the risk of derivative exposure on a basis intended to be equivalent to the risk of loan exposures. The measurement is done by equating the unexpected loss in a derivative counterparty exposure (which takes into consideration

JPMorgan Chase & Co. / 2008 Annual Report	87

Management’s discussion and analysis

both the loss volatility and the credit rating of the counterparty) with the unexpected loss in a loan exposure (which takes into consideration only the credit rating of the counterparty). DRE is a less extreme measure of potential credit loss than Peak and is the primary measure used by the Firm for credit approval of derivative transactions.
Finally, AVG is a measure of the expected MTM value of the Firm’s derivative receivables at future time periods, including the benefit of collateral. AVG exposure over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit capital and the Credit Valuation Adjustment (“CVA”), as further described below. Average exposure was $83.7 billion and $47.1 billion at December 31, 2008 and 2007, respectively, compared with derivative receivables MTM, net of all collateral, of $142.8 billion and $67.3 billion at December 31, 2008 and 2007, respectively.
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
The graph below shows exposure profiles to derivatives over the next ten years as calculated by the DRE and AVG metrics. The two measures generally show declining exposure after the first year, if no new trades were added to the portfolio.
Exposure profile of derivatives measures

The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

Rating equivalent	2008		2007
December 31,	Exposure net of	% of exposure net	Exposure net of	% of exposure net
(in millions, except ratios)	all collateral	of all collateral	all collateral	of all collateral

AAA/Aaa to AA-/Aa3	$68,708	48%	$38,314	57%
A+/A1 to A-/A3	24,748	17	9,855	15
BBB+/Baa1 to BBB-/Baa3	15,747	11	9,335	14
BB+/Ba1 to B-/B3	28,186	20	9,451	14
CCC+/Caa1 and below	5,421	4	357	—

Total	$142,810	100%	$67,312	100%

88	JPMorgan Chase & Co. / 2008 Annual Report

The increase in noninvestment grade derivative receivables reflects a weakening credit environment. The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements was 83% as of December 31, 2008, largely unchanged from 82% at December 31, 2007.
The Firm posted $99.1 billion and $33.5 billion of collateral at December 31, 2008 and 2007, respectively.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in their respective credit ratings, to post collateral for the benefit of the other party. The impact of a single-notch ratings downgrade to JPMorgan Chase Bank, N.A., from its rating of “AA-” to “A+” at December 31, 2008, would have required $2.2 billion of additional collateral to be posted by the Firm. The impact of a six-notch ratings downgrade (from “AA-” to “BBB-”) would have required $6.4 billion of additional collateral. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
Credit derivatives are financial contracts that isolate credit risk from an underlying instrument (such as a loan or security) and transfer that risk from one party (the buyer of credit protection) to another (the seller of credit protection). The Firm is both a purchaser and seller of credit protection. As a purchaser of credit protection, the Firm has risk that the counterparty providing the credit protection will default. As a seller of credit protection, the Firm has risk that the underlying instrument referenced in the contract will be subject to a credit event. Of the Firm’s $162.6 billion of total derivative receivables MTM at December 31, 2008, $44.7 billion, or 27%, was associated with credit derivatives, before the benefit of liquid securities collateral.
One type of credit derivatives the Firm enters into with counterparties are credit defaults swaps (“CDS”). For further detailed discussion of these and other types of credit derivatives, see Note 32 on pages 202–205 of this Annual Report. The large majority of CDS are subject to collateral arrangements to protect the Firm from counterparty credit risk. In 2008, the frequency and size of defaults for both trading counterparties and the underlying debt referenced in credit derivatives were well above historical norms. The use of collateral to settle against defaulting counterparties generally performed as designed in significantly mitigating the Firm’s exposure to these counterparties.
During 2008, the Firm worked with other significant market participants to develop mechanisms to reduce counterparty credit risk, including the cancellation of offsetting trades. In 2009, it is anticipated that one or more central counterparties for CDS will be established and JPMorgan Chase will face these central counterparties, or clearing houses, for an increasing portion of its CDS business.
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker in the dealer/client business to meet the needs of customers; and second, in order to mitigate the Firm’s own credit risk associated with its overall derivative receivables and traditional commercial credit lending exposures (loans and unfunded commitments), as well as its exposure to residential and commercial mortgages.
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of December 31, 2008 and 2007, distinguishing between dealer/client activity and credit portfolio activity.

	Notional amount
	Dealer/client		Credit portfolio
December 31,	Protection	Protection	Protection	Protection
(in billions)	purchased(a)	sold(a)	purchased(b)	sold	Total

2008	$4,097	$4,198	$92	$1	$8,388
2007	$3,999	$3,896	$70	$2	$7,967

(a)	Includes $3.9 trillion at December 31, 2008, of notional exposure within protection purchased and protection sold where the underlying reference instrument is identical. The remaining exposure includes single name and index CDS which the Firm purchased to manage the remaining net protection sold. For a further discussion on credit derivatives, see Note 32 on pages 202–205 of this Annual Report.
(b)	Includes $34.9 billion and $31.1 billion at December 31, 2008 and 2007, respectively, that represented the notional amount for structured portfolio protection; the Firm retains a minimal first risk of loss on this portfolio.
Dealer/client business
Within the dealer/client business, the Firm actively utilizes credit derivatives by buying and selling credit protection, predominantly on corporate debt obligations, in response to client demand for credit risk protection on the underlying reference instruments. Protection may be bought or sold by the Firm on single reference debt instruments (“single-name” credit derivatives), portfolios of referenced instruments (“portfolio” credit derivatives) or quoted indices (“indexed” credit derivatives). The risk positions are largely matched as the Firm’s exposure to a given reference entity under a contract to sell protection to a counterparty may be offset partially, or entirely, with a contract to purchase protection from another counterparty on the same underlying instrument. Any residual default exposure and spread risk is actively managed by the Firm’s various trading desks.
At December 31, 2008, the total notional amount of protection purchased and sold increased $421 billion from year-end 2007. The increase was primarily as a result of the merger with Bear Stearns, partially offset by the impact of industry efforts to reduce offsetting trade activity.
Credit portfolio activities
In managing its wholesale credit exposure the Firm purchases protection through single-name and portfolio credit derivatives to manage the credit risk associated with loans, lending-related commitments and derivative receivables. Gains or losses on the credit derivatives are expected to offset the unrealized increase or decrease in

JPMorgan Chase & Co. / 2008 Annual Report	89

Management’s discussion and analysis

credit risk on the loans, lending-related commitments or derivative receivables. This activity does not reduce the reported level of assets on the balance sheet or the level of reported off-balance sheet commitments, though it does provide the Firm with credit risk protection. The Firm also diversifies its exposures by selling credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure, however, this activity is not material to the Firm’s overall credit exposure.
Use of single-name and portfolio credit derivatives

December 31,	Notional amount of protection purchased
(in millions)	2008	2007

Credit derivatives used to manage:
Loans and lending-related commitments	$81,227	$63,645
Derivative receivables	10,861	6,462

Total(a)	$92,088	$70,107

(a)	Included $34.9 billion and $31.1 billion at December 31, 2008 and 2007, respectively, that represented the notional amount for structured portfolio protection; the Firm retains a first risk of loss on this portfolio.
The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133, and therefore, effectiveness testing under SFAS 133 is not performed. Loan interest and fees are generally recognized in net interest income, and impairment is recognized in the provision for credit losses. This asymmetry in accounting treatment between loans and lending-related commitments and the credit derivatives utilized in credit portfolio management activities causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the CVA, which reflects the credit quality of derivatives counterparty exposure, are included in the table below. These results can vary from period to period due to market conditions that impact specific positions in the portfolio. For a further discussion of credit derivatives, see Note 32 on pages 202–205 of this Annual Report.

Year ended December 31,
(in millions)	2008	2007	2006

Hedges of lending-related commitments(a)	$2,216	$350	$(246)

CVA and hedges of CVA(a)	(2,359)	(363)	133

Net gains (losses)(b)	$(143)	$(13)	$(113)

(a)	These hedges do not qualify for hedge accounting under SFAS 133.

(b)	Excludes gains of $530 million, $373 million and $56 million for the years ended December 31, 2008, 2007 and 2006, respectively, of other principal transactions revenue that are not associated with hedging activities. The amount for 2008 and 2007 incorporates an adjustment to the valuation of the Firm’s derivative liabilities as a result of the adoption of SFAS 157 on January 1, 2007.
The Firm also actively manages wholesale credit exposure through IB and CB loan and commitment sales. During 2008, 2007 and 2006, these sales of $3.9 billion, $4.9 billion and $4.0 billion of loans and commitments, respectively, resulted in losses of $41 million and $7 million in 2008 and 2007 and gains of $83 million in 2006, respectively. These results include gains on sales of nonperforming loans, as discussed on page 83 of this Annual Report. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For a further discussion of securitization activity, see Liquidity Risk Management and Note 16 on pages 76–80 and 168–176, respectively, of this Annual Report.
Lending-related commitments
Wholesale lending-related commitments were $379.9 billion at December 31, 2008, compared with $446.7 billion at December 31, 2007. The decrease was largely related to a reduction in multi-seller conduit-related commitments. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based upon average portfolio historical experience, to become outstanding in the event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $204.3 billion and $238.7 billion as of December 31, 2008 and 2007, respectively.
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
The following table presents the Firm’s exposure to the top five emerging markets countries. The selection of countries is based solely on the Firm’s largest total exposures by country and not the Firm’s view of any actual or potentially adverse credit conditions. Exposure is reported based upon the country where the assets of the obligor, counterparty or guarantor are located. Exposure amounts are adjusted for collateral and for credit enhancements (e.g., guarantees and letters of credit) provided by third parties; outstandings supported by a guarantor outside the country or backed by collateral held outside the country are assigned to the country of the enhancement provider. In addition, the effects of credit derivative hedges and other short credit or equity trading positions are reflected in the following table. Total exposure includes exposure to both government and private sector entities in a country.

90	JPMorgan Chase & Co. / 2008 Annual Report

Top 5 emerging markets country exposure

At December 31, 2008	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.9	$1.6	$0.9	$5.4	$2.3	$7.7
India	2.2	2.8	0.9	5.9	0.6	6.5
China	1.8	1.6	0.3	3.7	0.8	4.5
Brazil	1.8	—	0.5	2.3	1.3	3.6
Taiwan	0.1	0.2	0.3	0.6	2.5	3.1

At December 31, 2007	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$3.2	$2.6	$0.7	$6.5	$3.4	$9.9
Brazil	1.1	(0.7)	1.2	1.6	5.0	6.6
Russia	2.9	1.0	0.2	4.1	0.4	4.5
India	1.9	0.8	0.8	3.5	0.6	4.1
China	2.2	0.3	0.4	2.9	0.3	3.2

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.
(b)	Trading includes: (1) issuer exposure on cross-border debt and equity instruments, held both in trading and investment accounts, adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed).
(c)	Other represents mainly local exposure funded cross-border.
(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally. Any exposure not meeting these criteria is defined as cross-border exposure.
CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans, student loans and business banking loans, with a primary focus on serving the prime consumer credit market. The consumer credit portfolio also includes certain loans acquired in the Washington Mutual transaction, primarily mortgage, home equity and credit card loans. The RFS portfolio includes home equity lines of credit and mortgage loans with interest-only payment options to predominantly prime borrowers, as well as certain payment option loans acquired from Washington Mutual that may result in negative amortization.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as credit-impaired in the third quarter of 2008 based on a preliminary analysis of the acquired portfolio. In addition, as of the acquisition date, a $1.4 billion accounting conformity provision was recorded to reflect the Firm’s preliminary estimate of incurred losses related to the portion of the acquired consumer loans that were not considered to be credit-impaired. During the fourth quarter of 2008, the analysis of acquired loans was substantially completed, resulting in a $12.4 billion increase in the credit-impaired loan balances and a corresponding decrease in the non-credit-impaired loan balances. In addition, the estimate of incurred losses related to the non-credit-impaired portfolio was finalized, resulting in a $476 million decrease in the accounting conformity provision for these loans. The purchased credit-impaired loans, which were identified as impaired based on an analysis of risk characteristics, including product type, loan-to-value ratios, FICO scores and delinquency status, are accounted for under SOP 03-3 and were recorded at fair value under SOP 03-3 as of the acquisition date. The fair value of these loans includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the loans, and therefore no allowance for loan losses was recorded for these loans as of the transaction date.
The credit performance of the consumer portfolio across the entire consumer credit product spectrum continues to be negatively affected by the economic environment. High unemployment and weaker overall economic conditions have resulted in increased delinquencies, and continued weak housing prices have driven a significant increase in loss severity. Nonperforming loans and assets continued to increase through year-end 2008, a key indicator that charge-offs will continue to rise in 2009. Additional deterioration in the overall economic environment, including continued deterioration in the labor market, could cause delinquencies to increase beyond the Firm’s current expectations, resulting in significant increases in losses in 2009.
Over the past year, the Firm has taken actions to reduce risk exposure by tightening both underwriting and loan qualification standards for real estate lending, as well as for consumer lending for non-real estate products. Tighter income verification, more conservative collateral valuation, reduced loan-to-value maximums and higher FICO and custom risk score requirements are just some of the actions taken to date to mitigate risk. These actions have resulted in significant reductions in new originations of “risk layered” loans (e.g., loans with high loan-to-value ratios to borrowers with low FICO scores) and improved alignment of loan pricing. New originations of subprime mortgage loans, option ARMs and broker originated-mortgage and home equity loans have been eliminated entirely.
In the fourth quarter of 2008, the Firm announced plans to significantly expand loss mitigation efforts related to its mortgage and home equity portfolios, including a systematic review of the real estate portfolio to identify homeowners most in need of assistance. In addition, the Firm announced plans to open regional counseling centers, hire additional loan counselors, introduce new financing alternatives, proactively reach out to borrowers to offer pre-qualified modifications, and commence a new process to independently review each

JPMorgan Chase & Co. / 2008 Annual Report	91

Management’s discussion and analysis

loan before moving it into the foreclosure process. During the implementation period of these loss mitigation efforts, which were substantially complete in early 2009, the Firm did not place loans into foreclosure. These loss mitigation efforts, which generally represent various forms of term extensions, rate reductions and forbearances, are expected to result in additional increases in the balances of modified loans carried on the Firm’s balance sheet, including loans accounted for as troubled debt restructurings, while minimizing the economic loss to the Firm and assisting homeowners to remain in their homes.

The following table presents managed consumer credit–related information for the dates indicated.
Consumer portfolio

	Credit		Nonperforming		90 days past due				Average annual
As of or for the year ended December 31,	exposure		loans(g)(h)(i)		and still accruing		Net charge-offs		net charge-off rate(j)
(in millions, except ratios)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Consumer loans – excluding purchased credit-impaired(a)
Home equity	$114,335	$94,832	$1,394	$786	$—	$—	$2,391	$564	2.39%	0.62%
Prime mortgage	72,266	39,988	1,895	501	—	—	526	33	1.02	0.10
Subprime mortgage	15,330	15,473	2,690	1,017	—	—	933	157	6.10	1.55
Option ARMs	9,018	—	10	—	—	—	—	—	—	—

Auto loans(b)	42,603	42,350	148	116	—	—	568	354	1.30	0.86
Credit card – reported	104,746	84,352	4	7	2,649	1,547	4,556	3,116	5.47	3.90
All other loans	33,715	25,314	430	341	463	421	459	242	1.58	1.01

Loans held-for-sale(c)	2,028	3,989	—	—	—	—	NA	NA	NA	NA

Total consumer loans – excluding purchased credit-impaired(d)	394,041	306,298	6,571	2,768	3,112	1,968	9,433	4,466	2.90	1.61

Consumer loans – purchased credit impaired(d)
Home equity	28,555	NA	NA	NA	—	—	NA	NA	NA	NA
Prime mortgage	21,855	NA	NA	NA	—	—	NA	NA	NA	NA
Subprime mortgage	6,760	NA	NA	NA	—	—	NA	NA	NA	NA
Option ARMs	31,643	NA	NA	NA	—	—	NA	NA	NA	NA

Total purchased credit-impaired	88,813	NA	NA	NA	—	—	NA	NA	NA	NA

Total consumer loans – reported	482,854	306,298	6,571	2,768	3,112	1,968	9,433	4,466	2.71	1.61

Credit card – securitized(e)	85,571	72,701	—	—	1,802	1,050	3,612	2,380	4.53	3.43

Total consumer loans – managed	568,425	378,999	6,571	2,768	4,914	3,018	13,045	6,846	3.06	1.97

Consumer lending-related commitments:

Home equity(f)	95,743	74,191
Prime mortgage	5,079	7,394
Subprime mortgage	—	16
Option ARMs	—	—
Auto loans	4,726	8,058

Credit card(f)	623,702	714,848
All other loans	12,257	11,429

Total lending-related commitments	741,507	815,936

Total consumer credit portfolio	$1,309,932	$1,194,935

Memo: Credit card – managed	$190,317	$157,053	$4	$7	$4,451	$2,597	$8,168	$5,496	5.01%	3.68%

(a)	Includes RFS, CS and residential mortgage loans reported in the Corporate/Private Equity segment, as well as approximately $80.0 billion in non-credit-impaired consumer loans acquired in the Washington Mutual transaction.
(b)	Excludes operating lease-related assets of $2.2 billion and $1.9 billion for December 31, 2008 and 2007, respectively.
(c)	Includes loans for prime mortgage and other (largely student loans) of $206 million and $1.8 billion at December 31, 2008, respectively, and $570 million and $3.4 billion at December 31, 2007, respectively.
(d)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction that were considered credit-impaired under SOP 03-3, and include $6.4 billion of loans that were considered nonperforming by Washington Mutual prior to the transaction closing. Under SOP 03-3, these loans are considered to be performing loans as of the transaction date and accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due. For additional information, see Note 14 on pages 163–166 of this Annual Report.
(e)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 51–53 of this Annual Report.
(f)	The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit will be utilized at the same time. For credit card commitments and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
(g)	Excludes purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis and the pools are considered to be performing under SOP 03-3.
(h)	Excludes nonperforming assets related to: (1) loans eligible for repurchase, as well as loans repurchased from Governmental National Mortgage Association (“GNMA”) pools that are insured by U.S. government agencies of $3.3 billion for December 31, 2008 and $1.5 billion for December 31, 2007; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $437 million and $417 million as of December 31, 2008 and 2007, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally.
(i)	During the second quarter of 2008, the Firm’s policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all the other home lending products. Amounts for 2007 have been revised to reflect this change.
(j)	Net charge-off rates exclude average loans held-for-sale of $2.8 billion and $10.6 billion for 2008 and 2007, respectively.

92	JPMorgan Chase & Co. / 2008 Annual Report

The following table presents the consumer nonperforming assets by business segment as of December 31, 2008 and 2007.

	2008				2007
		Assets acquired				Assets acquired in
		loan satisfactions				loan satisfactions
As of December 31,	Nonperforming	Real estate		Nonperforming	Nonperforming	Real estate		Nonperforming
(in millions)	loans	owned	Other	assets	loans	owned	Other	assets

Retail Financial Services	$6,548	$2,183	$110	$8,841	$2,760	$477	$72	$3,309
Card Services	4	—	—	4	7	—	—	7
Corporate/Private Equity	19	1	—	20	1	—	—	1

Total	$6,571	$2,184	$110	$8,865	$2,768	$477	$72	$3,317

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
The following discussion relates to the specific loan and lending-related categories within the consumer portfolio. Information regarding combined loan-to-value ratios (“CLTVs”) and loan-to-value ratios (“LTVs”) were estimated based on the initial appraisal obtained at the time of origination, adjusted using relevant market indices for housing price changes that have occurred since origination. The estimated value of the homes could vary from actual market values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas (“MSAs”) and other factors.
Home equity: Home equity loans at December 31, 2008, were $114.3 billion, excluding purchased credit-impaired loans, an increase of $19.5 billion from year-end 2007, primarily reflecting the addition of loans acquired in the Washington Mutual transaction. The 2008 provision for credit losses for the home equity portfolio includes net increases of $2.2 billion to the allowance for loan losses for 2008 for the heritage JPMorgan Chase portfolio as a result of the economic environment noted above. The Firm estimates that loans with effective CLTVs in excess of 100% represented approximately 22% of the home equity portfolio. In response to continued economic weakness, loan underwriting and account management criteria have been tightened, with a particular focus on metropolitan statistical areas (“MSAs”) with the most significant housing price declines. New originations of home equity loans have decreased significantly, as additional loss mitigation strategies have been employed; these strategies include the elimination of stated income and broker originated loans, a significant reduction of maximum CLTVs for new originations, which now range from 50% to 70%, and additional restrictions on new originations in geographic areas experiencing the greatest housing price depreciation and highest unemployment. Other loss mitigation strategies include the reduction or closure of outstanding credit lines for borrowers who have experienced significant increases in CLTVs or decreases in creditworthiness (e.g. declines in FICO scores.)
Mortgage: Mortgage loans at December 31, 2008, which include prime mortgages, subprime mortgages, option ARMs and loans held-for-sale, were $96.8 billion, excluding purchased credit-impaired loans, reflecting a $40.8 billion increase from year-end 2007, primarily reflecting the addition of loans acquired in the Washington Mutual transaction.
Prime mortgages of $72.5 billion increased $31.9 billion from December 2007 as a result of loans acquired in the Washington Mutual transaction and, to a lesser extent, additional originations into the portfolio. The 2008 provision for credit losses includes a net increase of $1.1 billion to the allowance for loan losses for the heritage JPMorgan Chase portfolio as a result of the economic environment noted above. The Firm estimates that loans with effective LTVs in excess of 100% represented approximately 18% of the prime mortgage portfolio. The Firm has tightened underwriting standards for nonconforming prime mortgages in recent quarters, including eliminating stated income products, reducing LTV maximums, and eliminating the broker origination channel.
Subprime mortgages of $15.3 billion, excluding purchased credit-impaired loans, decreased slightly from December 31, 2007, as the discontinuation of new originations was predominantly offset by loans acquired in the Washington Mutual transaction. The year-to-date provision for credit losses includes a net increase of $1.4 billion to the allowance for loan losses for the heritage JPMorgan Chase portfolio as a result of the economic environment noted above. The Firm estimates that loans with effective LTVs in excess of 100% represented approximately 27% of the subprime mortgage portfolio.
Option ARMs of $9.0 billion, excluding purchased credit-impaired loans, were acquired in the Washington Mutual transaction. New originations of option ARMs were discontinued by Washington

JPMorgan Chase & Co. / 2008 Annual Report	93

Management’s discussion and analysis

Mutual prior to the date of the Washington Mutual transaction. This portfolio is primarily comprised of loans with low LTVs and high borrower FICOs and for which the Firm currently expects substantially lower losses in comparison with the purchased credit-impaired portfolio. The Firm has not, and does not, originate option ARMs.
Option ARMs are adjustable-rate mortgage products that provide the borrower with the option to make a fully amortizing, interest-only, or minimum payment. The minimum payment is based upon the interest rate charged during the introductory period. This introductory rate is typically well below the fully indexed rate. The fully indexed rate is calculated using an index rate plus a margin. Once the introductory period ends, the contractual interest rate charged on the loan increases to the fully indexed rate. If the borrower continues to make the minimum monthly payment after the introductory period ends, the payment may not be sufficient to cover interest accrued in the previous month. In this case, the loan will “negatively amortize” as unpaid interest is deferred and added to the principal balance of the loan. Option ARMs typically become fully amortizing loans upon reaching a negative amortization cap or on dates specified in the borrowing agreement, at which time the required monthly payment generally increases substantially.
Auto loans: As of December 31, 2008, auto loans of $42.6 billion increased slightly from year-end 2007. The allowance for loan losses for the auto loan portfolio was increased during 2008, reflecting an increase in estimated losses due to an increase in loss severity and further deterioration of older vintage loans as a result of the worsening credit environment and declines in auto resale values. The auto loan portfolio reflects a high concentration of prime quality credits. In response to recent increases in loan delinquencies and credit losses, particularly in MSAs experiencing the greatest housing price depreciation and highest unemployment, credit underwriting criteria have been tightened, which has resulted in the reduction of both extended-term and high loan-to-value financing.
Credit card: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated Balance Sheets and those receivables sold to investors through securitization. Managed credit card receivables were $190.3 billion at December 31, 2008, an increase of $33.3 billion from year-end 2007, reflecting the acquisition of credit card loans as part of the Washington Mutual transaction, as well as organic growth in the portfolio.
The managed credit card net charge-off rate increased to 5.01% for 2008 from 3.68% in 2007. This increase was due primarily to higher charge-offs as a result of the current economic environment, especially in areas experiencing the greatest housing price depreciation and highest unemployment. The 30-day managed delinquency rate increased to 4.97% at December 31, 2008, from 3.48% at December 31, 2007, partially as a result of the addition of credit card loans acquired in the Washington Mutual transaction. Excluding the Washington Mutual portfolio, the 30-day managed delinquency rate was 4.36%. The Allowance for loan losses was increased due to higher estimated net charge-offs in the portfolio. As a result of continued weakness in housing markets, account acquisition credit criteria and account management credit practices have been tightened, particularly in MSAs experiencing significant home price declines. The managed credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.
All other loans: All other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), student loans, and other secured and unsecured consumer loans. As of December 31, 2008, other loans, including loans held-for-sale, of $35.5 billion were up $6.8 billion from year-end 2007, primarily as a result of organic growth in business banking loans and student loans, as well as an increase in business banking loans as a result of the Washington Mutual transaction.
Purchased credit-impaired loans: Purchased credit-impaired loans of $88.8 billion in the home lending portfolio represent loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition under SOP 03-3. The fair value of these loans includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the loans, and therefore no allowance for loan losses was recorded for these loans as of the transaction date. Through year-end 2008, the credit performance of these loans has generally been consistent with the assumptions used in determining the initial fair value of these loans, and the Firm’s original expectations regarding the amounts and timing of future cash flows has not changed. A probable decrease in management’s expectation of future cash collections related to these loans could result in the need to record an allowance for credit losses related to these loans in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of loans.
Other real estate owned: As part of the residential real estate foreclosure process, loans are written down to net realizable value less a cost to sell the asset. In those instances where the Firm gains title, ownership and possession of individual properties at the completion of the foreclosure process, these Other Real Estate Owned (OREO) assets are managed for prompt sale and disposition at the best possible economic value. Any further gain or loss on sale of the disposition of OREO assets are recorded as part of other income.

94	JPMorgan Chase & Co. / 2008 Annual Report

The following tables present the geographic distribution of consumer credit outstandings by product as of December 31, 2008 and 2007, excluding purchased credit-impaired loans.
Consumer loans by geographic region

									Total		Total
					Total				consumer		consumer
December 31, 2008	Home	Prime	Subprime	Option	home loan		Card	All	loans –	Card	loans –
(in billions)	equity	mortgage	mortgage	ARMs	portfolio	Auto	reported	other loans	reported	securitized	managed

Excluding purchased credit-impaired
California	$23.2	$22.8	$2.2	$3.8	$52.0	$4.7	$14.8	$2.0	$73.5	$12.5	$86.0
New York	16.3	10.4	1.7	0.9	29.3	3.7	8.3	4.7	46.0	6.6	52.6
Texas	8.1	2.7	0.4	0.2	11.4	3.8	7.4	4.1	26.7	6.1	32.8
Florida	6.3	6.0	2.3	0.9	15.5	1.5	6.8	0.9	24.7	5.2	29.9
Illinois	7.2	3.3	0.7	0.3	11.5	2.2	5.3	2.5	21.5	4.6	26.1
Ohio	4.6	0.7	0.4	—	5.7	3.3	4.1	3.3	16.4	3.4	19.8
New Jersey	5.0	2.5	0.8	0.3	8.6	1.6	4.2	0.9	15.3	3.6	18.9
Michigan	3.6	1.3	0.4	—	5.3	1.5	3.4	2.8	13.0	2.8	15.8
Arizona	5.9	1.6	0.4	0.2	8.1	1.6	2.3	1.9	13.9	1.8	15.7
Pennsylvania	1.6	0.7	0.5	0.1	2.9	1.7	3.9	0.7	9.2	3.2	12.4
Washington	3.8	2.3	0.3	0.5	6.9	0.6	2.0	0.4	9.9	1.6	11.5
Colorado	2.4	1.9	0.3	0.3	4.9	0.9	2.1	0.9	8.8	2.1	10.9
All other	26.3	16.3	4.9	1.5	49.0	15.5	40.1	10.5	115.1	32.1	147.2

Total – excluding purchased credit-impaired	114.3	72.5	15.3	9.0	211.1	42.6	104.7	35.6	394.0	85.6	479.6

Consumer loans by geographic region

									Total		Total
					Total				consumer		consumer
December 31, 2007	Home	Prime	Subprime	Option	home loan		Card	All	loans –	Card	loans –
(in billions)	equity	mortgage	mortgage	ARMs	portfolio	Auto	reported	other loans	reported	securitized	managed

Excluding purchased credit-impaired
California	$14.9	$11.4	$2.0	$—	$28.3	$5.0	$11.0	$1.0	$45.3	$9.6	$54.9
New York	14.4	6.4	1.6	—	22.4	3.6	6.6	4.2	36.8	5.6	42.4
Texas	6.1	1.7	0.3	—	8.1	3.7	5.8	3.5	21.1	5.4	26.5
Florida	5.3	3.9	2.5	—	11.7	1.6	4.7	0.5	18.5	4.2	22.7
Illinois	6.7	2.2	0.8	—	9.7	2.2	4.5	1.9	18.3	3.9	22.2
Ohio	4.9	0.5	0.5	—	5.9	2.9	3.3	2.6	14.7	3.1	17.8
New Jersey	4.4	1.4	0.8	—	6.6	1.7	3.3	0.5	12.1	3.1	15.2
Michigan	3.7	1.0	0.6	—	5.3	1.3	2.9	2.3	11.8	2.5	14.3
Arizona	5.7	1.1	0.4	—	7.2	1.8	1.7	1.8	12.5	1.4	13.9
Pennsylvania	1.6	0.4	0.5	—	2.5	1.7	3.2	0.5	7.9	2.9	10.8
Washington	1.6	0.4	0.3	—	2.3	0.6	1.4	0.2	4.5	1.3	5.8
Colorado	2.3	1.0	0.3	—	3.6	1.0	2.0	0.8	7.4	1.7	9.1
All other	23.2	9.2	4.8	—	37.2	15.3	34.0	8.9	95.4	28.0	123.4

Total – excluding purchased credit-impaired	$94.8	$40.6	$15.4	$—	$150.8	$42.4	$84.4	$28.7	$306.3	$72.7	$379.0

JPMorgan Chase & Co. / 2008 Annual Report	95

Management’s discussion and analysis

(a)	Excluding the purchased credit-impaired loans acquired in the Washington Mutual transaction.
ALLOWANCE FOR CREDIT LOSSES

JPMorgan Chase’s allowance for credit losses is intended to cover probable credit losses, including losses where the asset is not specifically identified or the size of the loss has not been fully determined. At least quarterly, the allowance for credit losses is reviewed by the Chief Executive Officer, the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. The allowance is reviewed relative to the risk profile of the Firm’s credit portfolio and current economic conditions and is adjusted if, in management’s judgment, changes are warranted. The allowance includes an asset-specific and a formula-based component. For further discussion of the components of the allowance for credit losses, see Critical accounting estimates used by the Firm on pages 107–111 and Note 15 on pages 166–168 of this Annual Report. At December 31, 2008, management deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined).

96	JPMorgan Chase & Co. / 2008 Annual Report

Summary of changes in the allowance for credit losses

Year ended December 31,	2008						2007
(in millions)	Wholesale		Consumer		Total		Wholesale		Consumer		Total

Loans:
Beginning balance at January 1,	$3,154		$6,080		$9,234		$2,711		$4,568		$7,279
Cumulative effect of change in accounting principles(a)	—		—		—		(56)		—		(56)

Beginning balance at January 1, adjusted	3,154		6,080		9,234		2,655		4,568		7,223
Gross charge-offs	521		10,243		10,764		185		5,182		5,367
Gross recoveries	(119)		(810)		(929)		(113)		(716)		(829)

Net charge-offs	402		9,433		9,835		72		4,466		4,538
Provision for loan losses:
Provision excluding accounting conformity	2,895		16,765		19,660		598		5,940		6,538

Accounting conformity(b)	641		936		1,577		—		—		—

Total provision for loan losses	3,536		17,701		21,237		598		5,940		6,538
Acquired allowance resulting from Washington Mutual transaction	229		2,306		2,535		—		—		—

Other	28	(c)	(35	)(c)	(7)		(27	)(i)	38	(i)	11

Ending balance at December 31	$6,545		$16,619		$23,164		$3,154		$6,080		$9,234

Components:
Asset-specific	$712		$74		$786		$108		$80		$188
Formula-based	5,833		16,545		22,378		3,046		6,000		9,046

Total allowance for loan losses	$6,545		$16,619		$23,164		$3,154		$6,080		$9,234

Lending-related commitments:
Beginning balance at January 1,	$835		$15		$850		$499		$25		$524
Provision for lending-related commitments
Provision excluding accounting conformity	(214)		(1)		(215)		336		(10)		326

Accounting conformity(b)	5		(48)		(43)		—		—		—

Total provision for lending-related commitments	(209)		(49)		(258)		336		(10)		326

Acquired allowance resulting from Washington Mutual transaction	—		66		66		—		—		—

Other	8	(c)	(7)	(c)	1		—		—		—

Ending balance at December 31	$634		$25		$659		$835		$15		$850

Components:
Asset-specific	$29		$—		$29		$28		$—		$28
Formula-based	605		25		630		807		15		822

Total allowance for lending-related commitments	$634		$25		$659		$835		$15		$850

Total allowance for credit losses	$7,179		$16,644		$23,823		$3,989		$6,095		$10,084

Allowance for loan losses to loans	2.64	%(d)	3.46	%(e)(h)	3.18	%(d)(e)(h)	1.67	%(d)	2.01	%(e)	1.88	%(d)(e)
Allowance for loan losses to loans excluding purchased credit-impaired loans	2.64	(d)	4.24	(e)	3.62	(d)(e)	1.67	(d)	2.01	(e)	1.88	(d)(e)
Net charge-off rates	0.18	(f)	2.71	(g)(h)	1.73	(f)(g)(h)	0.04	(f)	1.61	(g)	1.00	(f)(g)
Net charge-off rates excluding purchased credit-impaired loans	0.18	(f)	2.90	(g)	1.81	(f)(g)	0.04	(f)	1.61	(g)	1.00	(f)(g)

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 5 on pages 144–146 of this Annual Report.
(b)	Related to the Washington Mutual transaction in 2008.
(c)	Primarily related to the transfer of loans and lending-related commitments from RFS to CB during the first quarter of 2008.
(d)	Wholesale loans held-for-sale and loans at fair value were $14.0 billion and $23.6 billion at December 31, 2008 and 2007, respectively. These amounts were excluded when calculating the allowance coverage ratios.
(e)	Consumer loans held-for-sale were $2.0 billion and $4.0 billion at December 31, 2008 and 2007, respectively. These amounts were excluded when calculating the allowance coverage ratios.
(f)	Average wholesale loans held-for-sale and loans at fair value were $18.9 billion and $18.6 billion for the years ended December 31, 2008 and 2007, respectively. These amounts were excluded when calculating the net charge-off rates.
(g)	Average consumer (excluding card) loans held-for-sale and loans at fair value were $2.8 billion and $10.6 billion for the years ended December 31, 2008 and 2007, respectively. These amounts were excluded when calculating the net charge-off rates.
(h)	Includes $88.8 billion of home lending credit-impaired loans acquired in the Washington Mutual transaction and accounted for under SOP 03-3 at December 31, 2008. These loans were accounted for at fair value on the acquisition date, which reflected expected cash flows (including credit losses) over the remaining life of the portfolio. No allowance for loan losses has been recorded for these loans as of December 31, 2008.
(i)	Partially related to the transfer of allowance between wholesale and consumer in conjunction with prime mortgages transferred to the Corporate/Private Equity sector.

JPMorgan Chase & Co. / 2008 Annual Report	97

Management’s discussion and analysis

The allowance for credit losses increased $13.7 billion from the prior year to $23.8 billion. The increase included $4.1 billion of allowance related to noncredit impaired loans acquired in the Washington Mutual transaction and the related accounting conformity provision. Excluding held-for-sale loans, loans carried at fair value, and purchased credit-impaired consumer loans, the allowance for loan losses represented 3.62% of loans at December 31, 2008, compared with 1.88% at December 31, 2007.
The consumer allowance for loan losses increased $10.5 billion from the prior year as a result of the Washington Mutual transaction and increased allowance for loan loss in residential real estate and credit card. The increase included additions to the allowance for loan losses of $4.7 billion driven by higher estimated losses for residential mortgage and home equity loans as the weak labor market and weak overall economic conditions have resulted in increased delinquencies, while continued weak housing prices have driven a significant increase in loss severity. The allowance for loan losses related to credit card increased $4.3 billion from the prior year primarily due to the acquired allowance and subsequent conforming provision for loan loss related to the Washington Mutual Bank acquisition and an increase in provision for loan losses of $2.3 billion in 2008 over
2007, as higher estimated net-charge offs are expected in the portfolio resulting from the current economic conditions.
The wholesale allowance for loan losses increase of $3.4 billion from December 31, 2007, reflected the effect of a weakening credit environment and the transfer of $4.9 billion of funded and unfunded leveraged lending commitments to retained loans from held-for-sale.
To provide for the risk of loss inherent in the Firm’s process of extending credit, an allowance for lending-related commitments is held for both wholesale and consumer, which is reported in other liabilities. The wholesale component is computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown and has an asset-specific component and a formula-based component. For a further discussion on the allowance for lending-related commitment see Note 15 on page 166–168 of this Annual Report. The allowance for lending-related commitments for both wholesale and consumer was $659 million and $850 million at December 31, 2008 and 2007, respectively. The decrease reflects the reduction in lending-related commitments at December 31, 2008. For more information see page 90 of this Annual Report.

The following table presents the allowance for loan losses and net charge-offs (recoveries) by business segment at December 31, 2008 and 2007.

			Net charge-offs (recoveries)
December 31,	Allowance for loan losses		year ended
(in millions)	2008	2007	2008	2007

Investment Bank	$3,444	$1,329	$105	$36
Commercial Banking	2,826	1,695	288	44
Treasury & Securities Services	74	18	(2)	—
Asset Management	191	112	11	(8)
Corporate/Private Equity	10	—	—	—

Total Wholesale	6,545	3,154	402	72

Retail Financial Services	8,918	2,668	4,877	1,350
Card Services	7,692	3,407	4,556	3,116
Corporate/Private Equity	9	5	—	—

Total Consumer – reported	16,619	6,080	9,433	4,466
Credit card – securitized	—	—	3,612	2,380

Total Consumer – managed	16,619	6,080	13,045	6,846

Total	$23,164	$9,234	$13,477	$6,918

98	JPMorgan Chase & Co. / 2008 Annual Report

Provision for credit losses
The managed provision for credit losses includes amounts related to credit card securitizations. For the year ended December 31, 2008, the increase in the provision for credit losses was due to year-over-year increase in the allowance for credit losses largely related to the home equity, subprime mortgage, prime mortgage and credit card loan portfolios in the consumer businesses as well as in the allowance for credit losses related to the wholesale portfolio. The increase in the wholesale provision for loan losses from the prior year was due to the weakening credit environment, loan growth and the transfer of $4.9 billion of funded and unfunded leverage lending commitments to retained loans from held-for-sale. The decrease in provision for lending-related commitments from the prior year benefited from reduced balances of lending-related commitments.

				Provision for
Year ended December 31,	Provision for loan losses			lending-related commitments			Total provision for credit losses
(in millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006

Investment Bank	$2,216	$376	$112	$(201)	$278	$79	$2,015	$654	$191
Commercial Banking	505	230	133	(41)	49	27	464	279	160
Treasury & Securities Services	52	11	(1)	30	8	—	82	19	(1)
Asset Management	87	(19)	(30)	(2)	1	2	85	(18)	(28)

Corporate/Private Equity(a)(b)	676	—	(1)	5	—	—	681	—	(1)

Total Wholesale	3,536	598	213	(209)	336	108	3,327	934	321

Retail Financial Services	9,906	2,620	552	(1)	(10)	9	9,905	2,610	561
Card Services – reported	6,456	3,331	2,388	—	—	—	6,456	3,331	2,388

Corporate/Private Equity(a)(c)(d)	1,339	(11)	—	(48)	—	—	1,291	(11)	—

Total Consumer	17,701	5,940	2,940	(49)	(10)	9	17,652	5,930	2,949

Total provision for credit losses – reported	21,237	6,538	3,153	(258)	326	117	20,979	6,864	3,270
Credit card – securitized	3,612	2,380	2,210	—	—	—	3,612	2,380	2,210

Total provision for credit losses – managed	$24,849	$8,918	$5,363	$(258)	$326	$117	$24,591	$9,244	$5,480

(a)	Includes accounting conformity provisions related to the Washington Mutual transaction in 2008.
(b)	Includes provision expense related to loans acquired in the Bear Stearns merger in the second quarter of 2008.
(c)	Includes amounts related to held-for-investment prime mortgages transferred from AM to the Corporate/Private Equity segment.
(d)	In November 2008, the Firm transferred $5.8 billion of higher quality credit card loans from the legacy Chase portfolio to a securitization trust previously established by Washington Mutual (“the Trust”). As a result of converting higher credit quality Chase-originated on-book receivables to the Trust’s seller’s interest which has a higher overall loss rate reflective of the total assets within the Trust, approximately $400 million of incremental provision expense was recorded during the fourth quarter. This incremental provision expense was recorded in the Corporate segment as the action related to the acquisition of Washington Mutual’s banking operations. For further discussion of credit card securitizations, see Note 16 on pages 169–170 of this Annual Report.
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
Risk identification and classification
Market Risk works in partnership with the business segments to identify market risks throughout the Firm and define and monitor market risk policies and procedures. All business segments are responsible for the comprehensive identification and verification of market risks within their units. Risk-taking businesses have functions that act independently from trading personnel and are responsible for verifying risk exposures that the business takes. In addition to providing independent oversight for market risk arising from the business segments, Market Risk is also responsible for identifying exposures which may not be large within individual business segments but which may be large for the Firm in the aggregate. Regular meetings are held between Market Risk and the heads of risk-taking businesses to discuss and decide on risk exposures in the context of the market environment and client flows.
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

JPMorgan Chase & Co. / 2008 Annual Report	99

Management’s discussion and analysis

Trading risk
The Firm makes markets and trades its products across several different asset classes. These asset classes include primarily fixed income (which includes interest rate risk and credit spread risk), foreign exchange, equities and commodities. Trading risk arises from positions in these asset classes and may lead to the potential decline in net income (i.e., economic sensitivity) due to adverse changes in market rates, whether arising from client activities or proprietary positions taken by the Firm.
Nontrading risk
Nontrading risk arises from execution of the Firm’s core business strategies, the delivery of products and services to its customers, and the positions the Firm undertakes to risk-manage its exposures.
These exposures can result from a variety of factors, including differences in the timing among the maturity or repricing of assets, liabilities and off-balance sheet instruments. Changes in the level and shape of market interest rate curves also may create interest rate risk, since the repricing characteristics of the Firm’s assets do not necessarily match those of its liabilities. The Firm is also exposed to basis risk, which is the difference in the repricing characteristics of two floating-rate indices, such as the prime rate and 3-month LIBOR. In addition, some of the Firm’s products have embedded optionality that impact pricing and balances.
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
Value-at-risk (“VaR”)
JPMorgan Chase’s primary statistical risk measure, VaR, estimates the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VaR is used for comparing risks across businesses, monitoring limits, and as an input to economic capital calculations. VaR provides risk transparency in a normal trading environment. Each business day the Firm undertakes a comprehensive VaR calculation that includes both its trading and its nontrading risks. VaR for nontrading risk measures the amount of potential change in the fair values of the exposures related to these risks; however, for such risks, VaR is not a measure of reported revenue since nontrading activities are generally not marked to market through net income. Hedges of nontrading activities may be included in trading VaR since they are marked to market.
To calculate VaR, the Firm uses historical simulation, based on a one-day time horizon and an expected tail-loss methodology, which measures risk across instruments and portfolios in a consistent and comparable way. The simulation is based upon data for the previous 12 months. This approach assumes that historical changes in market values are representative of future changes; this is an assumption that may not always be accurate, particularly given the volatility in the current market environment. For certain products, an actual price time series is not available. In such cases, the historical simulation is done using a proxy time series to estimate the risk. It is likely that using an actual price time series for these products, if available, would impact the VaR results presented. In addition, certain risk parameters, such as correlation risk among certain IB trading instruments, are not fully captured in VaR.
In the third quarter of 2008, the Firm revised its VaR measurement to include additional risk positions previously excluded from VaR, thus creating, in the Firm’s view, a more comprehensive view of its market risks. In addition, the Firm moved to calculating VaR using a 95% confidence level to provide a more stable measure of the VaR for day-to-day risk management. The following sections describe JPMorgan Chase’s VaR measures under both the legacy 99% confidence level as well as the new 95% confidence level. The Firm intends to solely present the VaR at the 95% confidence level once information for two complete year-to-date periods is available.

100	JPMorgan Chase & Co. / 2008 Annual Report

99% Confidence Level VaR

IB trading VaR by risk type and credit portfolio VaR

As of or for the year ended	2008						2007						At December 31,
December 31,(a) (in millions)	Average		Minimum		Maximum		Average		Minimum		Maximum		2008		2007

By risk type:
Fixed income	$181		$99		$409		$80		$25		$135		$253		$106
Foreign exchange	34		13		90		23		9		44		70		22
Equities	57		19		187		48		22		133		69		27
Commodities and other	32		24		53		33		21		66		26		27
Diversification	(108	)(b)	NM	(c)	NM	(c)	(77	)(b)	NM	(c)	NM	(c)	(152	)(b)	(82	)(b)

Trading VaR	$196		$96		$420		$107		$50		$188		$266		$100
Credit portfolio VaR	69		20		218		17		8		31		171		22
Diversification	(63	)(b)	NM	(c)	NM	(b)	(18	)(b)	NM	(c)	NM	(c)	(120	)(b)	(19	)(b)

Total trading and credit portfolio VaR	$202		$96		$449		$106		$50		$178		$317		$103

(a)	The results for the year ended December 31, 2008, include five months of heritage JPMorgan Chase only results and seven months of results for the combined JPMorgan Chase and Bear Stearns; 2007 reflects heritage JPMorgan Chase results only.
(b)	Average and period-end VaRs were less than the sum of the VaRs of its market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.
(c)	Designated as not meaningful (“NM”) because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.

Trading VaR includes substantially all trading activities in IB. Beginning in the fourth quarter of 2008, the credit spread sensitivities of certain mortgage products were included in trading VaR. This change had an insignificant net impact on the average fourth quarter 2008 VaR. However, trading VaR does not include: held-for-sale funded loan and unfunded commitments positions (however, it does include hedges of those positions); the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm; the MSR portfolio; and securities and instruments held by corporate functions, such as Corporate/Private Equity. See the DVA Sensitivity table on page 103 of this Annual Report for further details. For a discussion of MSRs and the corporate functions, see Note 4 on pages 129–143, Note 18 on pages 186–189 and Corporate/ Private Equity on pages 61–63 of this Annual Report.
2008 VaR results
IB’s average total trading and credit portfolio VaR was $202 million for 2008, compared with $106 million for 2007, and includes the positions from the Bear Stearns merger since May 31, 2008. The increase in average and maximum VaR during 2008 compared with the prior year was primarily due to increased volatility across virtually all asset classes. In addition, increased hedges of positions not specifically captured in VaR – for example, macro hedge strategies that have been deployed to mitigate the consequences of a systemic risk event and hedges of loans held-for-sale – significantly increased the VaR compared with the prior period.
For 2008, compared with the prior year, average trading VaR diversification increased to $108 million from $77 million, reflecting the impact of the Bear Stearns merger. In general, over the course of the year, VaR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR backtesting
To evaluate the soundness of its VaR model, the Firm conducts daily back-testing of VaR against daily IB market risk-related revenue, which is defined as the change in value of principal transactions revenue (less Private Equity gains/losses) plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The daily IB market risk-related revenue excludes gains and losses on held-for-sale funded loans and unfunded commitments and from DVA. The following histogram illustrates the daily market risk-related gains and losses for IB trading businesses for the year ended 2008. The chart shows that IB posted market risk-related gains on 165 of the 262 days in this period, with 54 days exceeding $120 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which 99% confidence level VaR exceeded the actual loss on each of those days. During the year ended December 31, 2008, losses were sustained on 97 days; losses exceeded the VaR measure on three of those days compared with eight days for the year ended 2007. The Firm would expect to incur losses greater than those predicted by the 99% confidence level VaR estimates once in every 100 trading days, or about two to three times a year.

JPMorgan Chase & Co. / 2008 Annual Report	101

Management’s discussion and analysis

(a) Includes seven months of Bear Stearns results.
95% Confidence Level VaR
Total IB trading VaR by risk type, credit portfolio VaR and other VaR

	Six months ended December 31, 2008
(in millions)	Average	At December 31

IB VaR by risk type:
Fixed income	$162	$180
Foreign exchange	23	38
Equities	47	39
Commodities and other	23	25
Diversification benefit to IB trading VaR	(88)	(108)

IB Trading VaR	$167	$174
Credit portfolio VaR	45	77
Diversification benefit to IB trading and credit portfolio VaR	(36)	(57)

Total IB trading and credit portfolio VaR	$176	$194

Consumer Lending VaR	37	112
Corporate Risk Management VaR	48	114
Diversification benefit to total other VaR	(19)	(48)

Total other VaR	$66	$178

Diversification benefit to total IB and other VaR	(40)	(86)

Total IB and other VaR	$202	$286

The Firm’s new 95% VaR measure includes all the risk positions taken into account under the 99% confidence level VaR measure, as well as syndicated lending facilities the Firm intends to distribute (and, beginning in the fourth quarter of 2008, the credit spread sensitivities of certain mortgage products). The Firm utilizes proxies to estimate the VaR for these mortgage and credit products since daily time series are largely not available. In addition, the new VaR measure includes certain actively managed positions utilized as part of the Firm’s risk management function within Corporate and in the Consumer Lending businesses to provide a total IB and other VaR

102	JPMorgan Chase & Co. / 2008 Annual Report

measure. In the Firm’s view, including these items in VaR produces a more complete perspective of the Firm’s risk profile for items with market risk that can impact the income statement. The Consumer Lending VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges.
The revised VaR measure continues to exclude the DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm. It also excludes certain nontrading activity such as Private Equity, principal investing (e.g., mezzanine financing, tax-oriented investments, etc.) and Corporate balance sheet and capital management positions, as well as longer-term corporate investments. Corporate positions are managed through the Firm’s earnings-at-risk and other cash flow monitoring processes rather than by using a VaR measure. Nontrading principal investing activities and Private Equity positions are managed using stress and scenario analyses.
Changing to the 95% confidence interval caused the average VaR to drop by $85 million in the third quarter when the new measure was implemented. Under the 95% confidence interval, the Firm would expect to incur daily losses greater than those predicted by VaR estimates about twelve times a year.
The following table provides information about the sensitivity of DVA to a one basis point increase in JPMorgan Chase’s credit spreads. The sensitivity of DVA at December 31, 2008, represents the Firm (including Bear Stearns), while the sensitivity of DVA for December 31, 2007, represents heritage JPMorgan Chase only.
Debit Valuation Adjustment Sensitivity

1 Basis Point Increase in
(in millions)	JPMorgan Chase Credit Spread

December 31, 2008	$32
December 31, 2007	$38

Loss advisories and drawdowns
Loss advisories and drawdowns are tools used to highlight to senior management trading losses above certain levels and initiate discussion of remedies.
Economic value stress testing
While VaR reflects the risk of loss due to adverse changes in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm conducts economic value stress tests for both its trading and nontrading activities at least every two weeks using multiple scenarios that assume credit spreads widen significantly, equity prices decline and interest rates rise in the major currencies. Additional scenarios focus on the risks predominant in individual business segments and include scenarios that focus on the potential for adverse moves in complex portfolios. Periodically, scenarios are reviewed and updated to reflect changes in the Firm’s risk profile and economic events. Along with VaR, stress testing is important in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential, and stress losses are monitored against limits. Stress testing is also utilized in one-off approvals and cross-business risk measurement, as well as an input to economic capital allocation. Stress-test results, trends and explanations are provided at least every two weeks to the Firm’s senior management and to the lines of business to help them better measure and manage risks and understand event risk-sensitive positions.
Earnings-at-risk stress testing
The VaR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported net income is also important. Interest rate risk exposure in the Firm’s core non-trading business activities (i.e., asset/liability management positions) results from on- and off-balance sheet positions and can occur due to a variety of factors, including:
•	Differences in the timing among the maturity or repricing of assets, liabilities and off-balance sheet instruments. For example, if liabilities reprice quicker than assets and funding interest rates are declining, earnings will increase initially.
•	Differences in the amounts of assets, liabilities and off-balance sheet instruments that are repricing at the same time. For example, if more deposit liabilities are repricing than assets when general interest rates are declining, earnings will increase initially.
•	Differences in the amounts by which short-term and long-term market interest rates change (for example, changes in the slope of the yield curve because the Firm has the ability to lend at long-term fixed rates and borrow at variable or short-term fixed rates. Based upon these scenarios, the Firm’s earnings would be affected negatively by a sudden and unanticipated increase in short-term rates paid on its liabilities (e.g., deposits) without a corresponding increase in long-term rates received on its assets (e.g., loans). Conversely, higher long-term rates received on assets generally are beneficial to earnings, particularly when the increase is not accompanied by rising short-term rates paid on liabilities.
•	The impact of changes in the maturity of various assets, liabilities or off-balance sheet instruments as interest rates change. For example, if more borrowers than forecasted pay down higher rate loan balances when general interest rates are declining, earnings may decrease initially.
The Firm manages interest rate exposure related to its assets and liabilities on a consolidated, corporate-wide basis. Business units transfer their interest rate risk to Treasury through a transfer-pricing system, which takes into account the elements of interest rate exposure that can be risk-managed in financial markets. These elements include asset and liability balances and contractual rates of interest, contractual principal payment schedules, expected prepayment experience, interest rate reset dates and maturities, rate indices used for re-pricing, and any interest rate ceilings or floors for adjustable rate products. All transfer-pricing assumptions are dynamically reviewed.
The Firm conducts simulations of changes in net interest income from its nontrading activities under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in the Firm’s net interest income, and the corresponding impact to the Firm’s pre-

JPMorgan Chase & Co. / 2008 Annual Report	103

Management’s discussion and analysis

tax earnings, over the following 12 months. These tests highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings-at-risk over a wide range of outcomes.
JPMorgan Chase’s 12-month pretax earnings sensitivity profile as of December 31, 2008 and 2007, is as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp		-200bp

December 31, 2008	$336	$672	$	NM(a)	$	NM(a)
December 31, 2007	$(26)	$55		$(308)		$(664)

(a)	Down 100 and 200 basis point parallel shocks result in a Fed Funds target rate of zero, and negative three- and six-month Treasury rates. The earnings-at-risk results of such a low probability scenario are not meaningful (“NM”).
The change in earnings-at-risk from December 31, 2007, results from a higher level of AFS securities and lower market interest rates. The benefit to the Firm of an increase in rates results from a widening of deposit margins which are currently compressed due to very low short term interest rates. This benefit would be partially offset by the effect of reduced mortgage prepayments. The impact to the Firm’s pretax earnings of reduced mortgage prepayments would become more pronounced under a +200 bp parallel shock.
Additionally, another sensitivity involving a steeper yield curve, with long-term rates rising 100 basis points and short-term rates staying at current levels, results in a 12-month pretax earnings benefit of $740 million. The increase in earnings is due to reinvestment of maturing assets at the higher long-term rates with funding costs remaining unchanged.
Risk identification for large exposures (“RIFLE”)
Individuals who manage risk positions, particularly those that are complex, are responsible for identifying potential losses that could arise from specific, unusual events, such as a potential tax change, and estimating the probabilities of losses arising from such events. This information is entered into the Firm’s RIFLE database. Management of trading businesses control RIFLE entries, thereby permitting the Firm to monitor further earnings vulnerability not adequately covered by standard risk measures.
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
The Firm maintains different levels of limits. Corporate-level limits include VaR and stress limits. Similarly, line-of-business limits include VaR and stress limits and may be supplemented by loss advisories, nonstatistical measurements and instrument authorities. Businesses are responsible for adhering to established limits, against which exposures are monitored and reported. Limit breaches are reported in a timely manner to senior management, and the affected business segment is required to reduce trading positions or consult with senior management on the appropriate action.
Qualitative review
The Market Risk Management group also performs periodic reviews as necessary of both businesses and products with exposure to market risk to assess the ability of the businesses to control their market risk. Strategies, market conditions, product details and risk controls are reviewed, and specific recommendations for improvements are made to management.
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
Reviews are conducted of new or changed models, as well as previously accepted models, to assess whether there have been any changes in the product or market that may impact the model’s validity and whether there are theoretical or competitive developments that may require reassessment of the model’s adequacy. For a summary of valuations based upon models, see Critical Accounting Estimates used by the Firm on pages 107–111 of this Annual Report.
Risk reporting
Nonstatistical exposures, value-at-risk, loss advisories and limit excesses are reported daily for each trading and nontrading business. Market risk exposure trends, value-at-risk trends, profit and loss changes, and portfolio concentrations are reported weekly. Stress-test results are reported at least every two weeks to business and senior management.

104	JPMorgan Chase & Co. / 2008 Annual Report

PRIVATE EQUITY RISK MANAGEMENT

Risk management
The Firm makes direct principal investments in private equity. The illiquid nature and long-term holding period associated with these investments differentiates private equity risk from the risk of positions held in the trading portfolios. The Firm’s approach to managing private equity risk is consistent with the Firm’s general risk governance structure. Controls are in place establishing expected levels for total and annual investment in order to control the overall size of the portfolio. Industry and geographic concentration limits are in place and intended to ensure diversification of the portfolio. All invest-
ments are approved by an investment committee that includes executives who are not part of the investing businesses. An independent valuation function is responsible for reviewing the appropriateness of the carrying values of private equity investments in accordance with relevant accounting policies. At December 31, 2008 and 2007, the carrying value of the private equity businesses was $6.9 billion and $7.2 billion, respectively, of which $483 million and $390 million, respectively, represented publicly traded positions. For further information on the Private equity portfolio, see page 63 of this Annual Report.

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors or external events.
Overview
Operational risk is inherent in each of the Firm’s businesses and support activities. Operational risk can manifest itself in various ways, including errors, fraudulent acts, business interruptions, inappropriate behavior of employees, or vendors that do not perform in accordance with their arrangements. These events could result in financial losses and other damage to the Firm, including reputational harm.
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
Risk monitoring
The Firm has a process for monitoring operational risk-event data, permitting analysis of errors and losses as well as trends. Such analysis, performed both at a line-of-business level and by risk-event type, enables identification of the causes associated with risk events faced by the businesses. Where available, the internal data can be supplemented with external data for comparative analysis with industry patterns. The data reported enables the Firm to back-test against self-assessment results. The Firm is a founding member of the Operational Riskdata eXchange Association, a not-for-profit industry association formed for the purpose of collecting operational loss data, sharing data in an anonymous form and benchmarking results back to members. Such information supplements the Firm’s ongoing operational risk measurement and analysis.

JPMorgan Chase & Co. / 2008 Annual Report	105

Management’s discussion and analysis

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
Audit alignment
Internal Audit utilizes a risk-based program of audit coverage to provide an independent assessment of the design and effectiveness of key controls over the Firm’s operations, regulatory compliance and reporting. This includes reviewing the operational risk framework, the effectiveness and accuracy of the business self-assessment process and the loss data collection and reporting activities.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

A firm’s success depends not only on its prudent management of the liquidity, credit, market and operational risks that are part of its business risks, but equally on the maintenance among many constituents — clients, investors, regulators, as well as the general public — of a reputation for business practices of the highest quality. Attention to reputation always has been a key aspect of the Firm’s practices, and maintenance of the Firm’s reputation is the responsibility of everyone at the Firm. JPMorgan Chase bolsters this individual responsibility in many ways, including through the Firm’s Code of Conduct, training, maintaining adherence to policies and procedures, and oversight functions that approve transactions. These oversight functions include a Conflicts Office, which examines wholesale transactions with the potential to create conflicts of interest for the Firm, and regional reputation risk review committees, which review certain transactions with clients, especially complex derivatives and structured finance transactions, that have the potential to affect adversely the Firm’s reputation. These regional committees, whose members are senior representatives of businesses and control functions in the region, focus on the purpose and effect of the transactions from the client’s point of view, with the goal that these transactions are not used to mislead investors or others.
Fiduciary risk management
The risk management committees within each line of business include in their mandate the oversight of the legal, reputational and, where appropriate, fiduciary risks in their businesses that may produce significant losses or reputational damage. The Fiduciary Risk Management function works with the relevant line-of-business risk committees with the goal of ensuring that businesses providing investment or risk management products or services that give rise to fiduciary duties to clients perform at the appropriate standard relative to their fiduciary relationship with a client. Of particular focus are the policies and practices that address a business’ responsibilities to a client, including client suitability determination; disclosure obligations and communications; and performance expectations with respect to risk management products or services being provided. In this way, the relevant line-of-business risk committees, together with the Fiduciary Risk Management function, provide oversight of the Firm’s efforts to monitor, measure and control the risks that may arise in the delivery of the products or services to clients that give rise to such fiduciary duties, as well as those stemming from any of the Firm’s fiduciary responsibilities to employees under the Firm’s various employee benefit plans.

106	JPMorgan Chase & Co. / 2008 Annual Report

CRITICAL ACCOUNTING ESTIMATES USED BY THE FIRM

JPMorgan Chase’s accounting policies and use of estimates are integral to understanding its reported results. The Firm’s most complex accounting estimates require management’s judgment to ascertain the value of assets and liabilities. The Firm has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well-controlled, independently reviewed and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The Firm believes its estimates for determining the value of its assets and liabilities are appropriate. The following is a brief description of the Firm’s critical accounting estimates involving significant valuation judgments.
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the wholesale and consumer loan portfolios, as well as the Firm’s portfolio of lending-related commitments. The allowance for credit losses is intended to adjust the value of the Firm’s loan assets for probable credit losses as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 15 on pages 166–168 of this Annual Report.
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
The Firm uses a risk-rating system to determine the credit quality of its wholesale loans. Wholesale loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk rating of a particular loan, among the factors considered are the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength and the industry and geography in which the obligor operates. These factors are based upon an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned by the Firm to that loan.
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
Management also applies its judgment to adjust the loss factors derived, taking into consideration model imprecision, external factors and economic events that have occurred but are not yet reflected in the loss factors by establishing ranges using historical experience of both loss given default and probability of default. Factors related to concentrated and deteriorating industries also are incorporated where relevant. These estimates are based upon management’s view of uncertainties that relate to current macroeconomic and political conditions, quality of underwriting standards and other relevant internal and external factors affecting the credit quality of the current portfolio.
As noted on page 84 of this Annual Report, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $1.8 billion as of December 31, 2008. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
Consumer loans and lending-related commitments
The allowance for credit losses for the consumer portfolio is sensitive to changes in the economic environment, delinquency status, credit bureau scores, the realizable value of collateral, borrower behavior and other risk factors, and is intended to represent management’s best estimate of incurred losses as of the balance sheet date. The credit performance of the consumer portfolio across the entire consumer credit product spectrum continues to be negatively affected by the economic environment, as the weak labor market and weak overall economic conditions have resulted in increased delinquencies, while continued weak housing prices have driven a significant increase in loss severity. Significant judgment is required to estimate the duration and severity of the current economic downturn, as well as its potential impact on housing prices and the labor market. While the allowance for credit losses is highly sensitive to both home prices and unemployment rates, in the current market it is difficult to estimate how potential changes in one or both of these factors might impact the allowance for credit losses. For example, while both factors are important determinants of overall allowance levels, changes in one factor or the other may not occur at the same rate, or changes may be directionally inconsistent such that improvement in one factor

JPMorgan Chase & Co. / 2008 Annual Report	107

Management’s discussion and analysis

may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across geographies or product types. Finally, it is difficult to predict the extent to which changes in both or either of these factors will ultimately impact the frequency of losses, the severity of losses, or both, and overall loss rates are a function of both the frequency and severity of individual loan losses.
The allowance is calculated by applying statistical loss factors and other risk indicators to pools of loans with similar risk characteristics to arrive at an estimate of incurred losses in the portfolio. Management applies judgment to the statistical loss estimates for each loan portfolio category using delinquency trends and other risk characteristics to estimate charge-offs. Management utilizes additional statistical methods and considers portfolio and collateral valuation trends to review the appropriateness of the primary statistical loss estimate.
The statistical calculation is adjusted to take into consideration model imprecision, external factors and current economic events that have occurred but are not yet reflected in the factors used to derive the statistical calculation, and is accomplished in part by analyzing the historical loss experience for each major product segment. In the current economic environment, it is difficult to predict whether historical loss experience is indicative of future loss levels. Management applies judgment within estimated ranges in determining this adjustment, taking into account the numerous uncertainties inherent in the current economic environment. The estimated ranges and the determination of the appropriate point within the range are based upon management’s judgment related to uncertainties associated with current macroeconomic and political conditions, quality of underwriting standards, and other relevant internal and external factors affecting the credit quality of the portfolio.
Fair value of financial instruments, MSRs and commodities inventory
JPMorgan Chase carries a portion of it assets and liabilities at fair value. The majority of such assets and liabilities are carried at fair value on a recurring basis. In addition, certain assets are carried at fair value on a nonrecurring basis, including loans accounted for at the lower of cost or fair value that are only subject to fair value adjustments under certain circumstances.
On January 1, 2007, the Firm adopted SFAS 157, which established a three-level valuation hierarchy for disclosure of fair value measurements. An instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Therefore, for instruments classified in levels 1 and 2 of the hierarchy, where inputs are principally based on observable market data, there is less judgment applied in arriving at a fair value measurement. For instruments classified within level 3 of the hierarchy, judgments are more significant. The Firm reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

108	JPMorgan Chase & Co. / 2008 Annual Report

Assets carried at fair value
The table that follows includes the Firm’s assets carried at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy.

December 31,	2008			2007
(in billions)	Total at fair value	Level 3 total		Total at fair value	Level 3 total

Trading debt and equity securities(a)	$347.4	$41.4		$414.3	$24.1

Derivative receivables – gross	2,741.7	53.0		909.8	20.2
Netting adjustment	(2,579.1)	—		(832.7)	—

Derivative receivables – net	162.6	53.0	(e)	77.1	20.2	(e)

AFS Securities	205.9	12.4		85.4	0.1
Loans	7.7	2.7		8.7	8.4
MSRs	9.4	9.4		8.6	8.6
Private equity investments	6.9	6.4		7.2	6.8

Other(b)	46.5	5.0		34.2	3.1

Total assets carried at fair value on a recurring basis	786.4	130.3		635.5	71.3

Total assets carried at fair value on a nonrecurring basis(c)	11.0	4.3		14.9	11.8

Total assets carried at fair value	$797.4	$134.6	(f)	$650.4	$83.1
Less: level 3 assets for which the Firm does not bear economic exposure(d)		21.2

Total level 3 assets for which the Firm bears economic exposure		$113.4

Total Firm assets	$2,175.1			$1,562.1

Level 3 assets as a percentage of total Firm assets		6%			5%
Level 3 assets for which the Firm bears economic exposure as a percentage of total Firm assets		5
Level 3 assets as a percentage of total Firm assets at fair value		17			13
Level 3 assets for which the Firm bears economic exposure as a percentage of total assets at fair value		14

(a)	Includes physical commodities carried at the lower of cost or fair value.
(b)	Includes certain securities purchased under resale agreements, certain securities borrowed and certain other investments.
(c)	Predominantly consists of debt financing and other loan warehouses held-for-sale and other assets.
(d)	Balances for which the Firm did not bear economic exposure at December 31, 2007, were not significant.
(e)	The Firm does not allocate the FIN 39 netting adjustment across the levels of the fair value hierarchy. As such, the level 3 derivative receivables balance included in the level 3 total balance is reported gross of any netting adjustments.
(f)	Included in the table above are $95.1 billion of level 3 assets, consisting of recurring and nonrecurring assets, carried by IB at December 31, 2008. This includes $21.2 billion of assets for which the Firm serves as an intermediary between two parties and does not bear economic exposure.

Valuation
For instruments classified within level 3 of the hierarchy, judgments may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs including but not limited to yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms and the level of liquidity for the product or within the market as a whole.

JPMorgan Chase & Co. / 2008 Annual Report	109

Management’s discussion and analysis

Imprecision in estimating unobservable market inputs can impact the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 4 on pages 129–133 of this Annual Report. In addition, for a further discussion of the significant judgments and estimates involved in the determination of the Firm’s mortgage-related exposures, see “Mortgage-related exposures carried at fair value” in Note 4 on pages 139–141 of this Annual Report.
Purchased credit-impaired loans
JPMorgan Chase acquired, in connection with the Washington Mutual transaction, certain loans with evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Firm would be unable to collect all contractually required payments receivable. These purchased credit-impaired loans are accounted for in accordance with SOP 03-3. Many of the assumptions and estimates underlying the application of SOP 03-3 are both significant and judgmental, particularly considering the current economic environment. The level of future home price declines, the duration and severity of the current economic downturn and the lack of market liquidity and transparency are factors that have impacted and may continue to impact these assumptions and estimates.
Determining which loans are included in the scope of SOP 03-3 is highly subjective and requires the application of significant judgment. In the Washington Mutual transaction, consumer loans with certain attributes (e.g., higher loan-to-value ratios, borrowers with lower FICO scores, delinquencies) were determined to be credit-impaired, provided that those attributes arose subsequent to loan origination. Wholesale loans were determined to be credit-impaired if they met the definition of an impaired loan under SFAS 114 at the acquisition date. Applying SOP 03-3 to the appropriate population of loans is important because loans that are not within the scope of SOP 03-3 are subject to different accounting standards. Choosing different attributes in making the management assessment of which loans were credit-impaired and within the scope of SOP 03-3 could have resulted in a different (i.e., larger or smaller) population of loans deemed credit-impaired at the transaction date.
Loans determined to be within the scope of SOP 03-3 are initially recorded at fair value. The Firm has estimated the fair value of these loans by discounting the cash flows expected to be collected at a market observable discount rate, when available, adjusted for factors that a market participant would consider in determining fair value. The initial estimate of cash flows expected to be collected entails significant management judgment, as such cash flows were derived from assumptions such as default rates, loss severities and the amount and timing of prepayments. Particularly in the current economic environment, estimating the initial fair value of these loans was highly subjective. The application of different assumptions by management would have resulted in different initial fair values.
The Firm has elected to aggregate the purchased credit-impaired consumer loans into pools of loans with common risk characteristics. Significant judgment is required in evaluating whether individual loans have common risk characteristics for purposes of establishing these pools. Each resulting pool is considered one loan with a composite interest rate and estimation of cash flows expected to be collected for purposes of applying SOP 03-3 subsequent to acquisition. The process of estimating cash flows expected to be collected subsequent to acquisition is both subjective and judgmental and may have an impact on the recognition and measurement of impairment losses and/or interest income. In addition, the decision to pool these loans and the manner in which they were pooled may have an impact on the recognition, measurement and/or classification of interest income and/or impairment losses.
Goodwill impairment
Under SFAS 142, goodwill must be allocated to reporting units and tested for impairment. SFAS 142 defines reporting units of an entity as either SFAS 131 operating segments (i.e., one level below the SFAS 131 reportable segments as disclosed in Note 37 of this Annual Report) or one level below the SFAS 131 operating segments. JPMorgan Chase generally determined its reporting units to be one level below the six major business segments identified in Note 37 on pages 214–215 of this Annual Report, plus Private Equity which is included in Corporate. This determination was based on how the Firm’s operating segments are managed and how they are reviewed by the Firm’s Operating Committee.
The Firm tests goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. The first part of the test is a comparison, at the reporting unit level, of the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The implied fair value of the reporting unit goodwill is calculated and compared with the carrying amount of goodwill recorded in the Firm’s financial records. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, then the Firm would recognize an impairment loss in the amount of the difference, which would be recorded as a charge against net income.
If the fair value of the reporting unit in the first part of the test is determined to be greater than the carrying amount of the reporting unit including goodwill, then and in accordance with SFAS 142 goodwill is deemed not to be impaired. During the fourth quarter of 2008, the Firm performed its annual goodwill impairment testing and concluded that the fair value of each of its reporting units was in excess of their respective carrying values including goodwill. Accordingly, the Firm concluded that its goodwill was not impaired at December 31, 2008.

110	JPMorgan Chase & Co. / 2008 Annual Report

The Firm considers discounted cash flow models to be its primary method of determining the fair value of its reporting units. The models project levered cash flows for five years and use the perpetuity growth method to calculate terminal values. The first year’s projected cash flows are based on the reporting units’ internal budget forecasts for the upcoming calendar year (which are reviewed with the Operating Committee of the Firm). To assess the reasonableness of the valuations derived from the discounted cash flow models, the Firm also analyzes market-based trading and transaction multiples, where available. These trading and transaction comparables are used to assess the reasonableness of the estimated fair values, as observable market information is generally not available.
JPMorgan Chase’s stock price, consistent with stock prices in the broader financial services sector, declined significantly during the last half of 2008. JPMorgan Chase’s market capitalization fell below its recorded book value, principally during the fourth quarter of 2008. Although the Firm believes it is reasonable to conclude that market capitalization could be an indicator of fair value over time, the Firm is of the view that short-term fluctuations in market capitalization do not reflect the long-term fair value of its reporting units.
Management applies significant judgment when determining the fair value of its reporting units. Imprecision in estimating the future cash flows of the Firm’s reporting units as well as the appropriate cost of equity used to discount those cash flows can impact their estimated fair values. If JPMorgan Chase’s common stock were to trade at the level it was at the end of 2008 over a sustained period and weak economic market conditions persist, these factors could indicate that the long-term earnings potential of the Firm’s reporting units could be adversely affected – which could result in supplemental impairment testing during interim reporting periods and possible impairment of goodwill in the future.
Income taxes
JPMorgan Chase is subject to the income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and non-U.S. jurisdictions. These laws are often complex and may be subject to different interpretations. To determine the financial statement impact of its accounting for income taxes, including the provision for income tax expense and its unrecognized tax benefits, JPMorgan Chase must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events. Disputes over interpretations with the various taxing authorities may be settled upon audit or administrative appeals. In some cases, the Firm’s interpretations of tax laws may be subject to adjudication by the court systems of the tax jurisdictions in which it operates. JPMorgan Chase regularly reviews whether the Firm may be assessed additional income taxes as a result of the resolution of these matters, and the Firm records additional reserves as appropriate.
The Firm does not anticipate that current market events will adversely impact the realizability of its deferred tax assets.
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

JPMorgan Chase & Co. / 2008 Annual Report	111

Management’s discussion and analysis

SFAS 141R will generally only impact the accounting for future business combinations and will impact certain aspects of business combination accounting, such as transaction costs and certain merger-related restructuring reserves, as well as the accounting for partial acquisitions where control is obtained by JPMorgan Chase. One exception to the prospective application of SFAS 141R relates to accounting for income taxes associated with business combinations that closed prior to January 1, 2009. Once the purchase accounting measurement period closes for these acquisitions, any further adjustments to income taxes recorded as part of these business combinations will impact income tax expense. Previously, further adjustments were predominately recorded as adjustments to Goodwill. JPMorgan Chase will continue to evaluate the impact that SFAS 141R will have on its consolidated financial statements.
SFAS 160 requires that noncontrolling interests be accounted for and presented as equity, rather than as a liability or mezzanine equity. Changes to how the income statement is presented will also result. SFAS 160 presentation and disclosure requirements are to be applied retrospectively. The adoption of this pronouncement is not expected to have a material impact on the Firm’s Consolidated Balance Sheets, results of operations or ratios.
Accounting for transfers of financial assets and repurchase financing transactions
In February 2008, the FASB issued FSP FAS 140-3, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contempora-neously with, or in contemplation of, the initial transfer to be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. The Firm adopted FSP FAS 140-3 on January 1, 2009, for new transactions entered into after the date of adoption. The adoption of FSP FAS 140-3 is not expected to have a material impact on the Consolidated Balance Sheets or results of operations.
Disclosures about derivative instruments and hedging activities – FASB Statement No. 161
In March 2008, the FASB issued SFAS 161, which amends the disclosure requirements of SFAS 133. SFAS 161 requires increased disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. SFAS 161 will only affect JPMorgan Chase’s disclosures of derivative instruments and related hedging activities, and not its Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows.
Determining whether instruments granted in share-based payment transactions are participating securities
In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Adoption of FSP EITF 03-6-1 does not affect net income or results of operations but may result in a reduction of basic and/or diluted earnings per share in certain periods.
Disclosures about credit derivatives and certain guarantees
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4. The FSP requires enhanced disclosures about credit derivatives and guarantees to address the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of these instruments. The FSP is effective for reporting periods ending after November 15, 2008, with earlier application permitted. The disclosures required by this FSP are incorporated in this Annual Report. FSP FAS 133-1 and FIN 45-4 only affects JPMorgan Chase’s disclosures of credit derivatives and guarantees and not its Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows.
Determining whether an instrument (or embedded feature) is indexed to an entity’s own stock
In September 2008, the EITF issued EITF 07-5, which establishes a two-step process for evaluating whether equity-linked financial instruments and embedded features are indexed to a company’s own stock for purposes of determining whether the derivative scope exception in SFAS 133 should be applied. EITF 07-5 is effective for fiscal years beginning after December 2008. The adoption of this EITF is not expected to have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
Accounting for transfers of financial assets and consolidation of variable interest entities
The FASB has been deliberating certain amendments to both SFAS 140 and FIN 46R that may impact the accounting for transactions that involve QSPEs and VIEs. Among other things, the FASB is proposing to eliminate the concept of QSPEs from both SFAS 140 and FIN 46R and make key changes to the consolidation model of FIN 46R that will change the method of determining which party to a VIE should consolidate the VIE. A final standard is expected to be issued in the second quarter of 2009, with an

112	JPMorgan Chase & Co. / 2008 Annual Report

expected effective date in January 2010. Entities expected to be impacted include revolving securitization entities, bank-administered asset-backed commercial paper conduits, and certain mortgage securitization entities. The Firm is monitoring the FASB’s deliberations on these proposed amendments and continues to evaluate their potential impact. The ultimate impact to the Firm will depend upon the guidance issued by the FASB in a final statement amending SFAS 140 and FIN 46R.
Determining the fair value of an asset when the market for that asset is not active
In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The application of this FSP did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.
Disclosure about transfers of financial assets and interests in VIEs
On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, which requires additional disclosures relating to transfers of financial assets and interests in securitization entities and other variable interest entities. The purpose of this FSP is to require improved disclosure by public enterprises prior to the effective dates of the proposed amendments to SFAS 140 and FIN 46(R). The effective date for the FSP is for reporting periods (interim and annual) beginning with the first reporting period that ends after December 15, 2008. The disclosures required by this FSP are incorporated in this Annual Report. FSP SFAS 140-4 and FIN 46(R)-8 only affects JPMorgan Chase’s disclosure of transfers of financial assets and interests in securitization entities and other variable interest entities and not its Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows.
Employers’ disclosures about postretirement benefit plan assets
In December 2008, the FASB issued FSP FAS 132(R)-1, which requires more detailed disclosures about employers’ plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Firm intends to adopt these additional disclosure requirements on the effective date.
Amendments to the impairment guidance of EITF Issue No. 99-20
In January 2009, the FASB issued FSP EITF 99-20-1, which amends the impairment guidance in EITF 99-20 to make the investment security impairment model in EITF 99-20 more consistent with the securities impairment model in SFAS 115. FSP EITF 99-20-1 removes the requirement that a holder’s best estimate of cash flows be based exclusively upon those that a market participant would use and allows for reasonable judgment to be applied in considering whether an adverse change in cash flows has occurred based on all available information relevant to the collectibility of the security. FSP EITF 99-20-1 is effective for interim and annual periods ending after December 15, 2008, and therefore the Firm has adopted FSP EITF 99-20-1 as of December 31, 2008. The adoption of this FSP did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.

JPMorgan Chase & Co. / 2008 Annual Report	113

Management’s discussion and analysis
NONEXCHANGE-TRADED COMMODITY DERIVATIVE CONTRACTS AT FAIR VALUE

In the normal course of business, JPMorgan Chase trades nonexchange-traded commodity derivative contracts. To determine the fair value of these contracts, the Firm uses various fair value estimation techniques, primarily based upon internal models with significant observable market parameters. The Firm’s nonexchange-traded commodity derivative contracts are primarily energy-related.
The following table summarizes the changes in fair value for nonexchange-traded commodity derivative contracts for the year ended December 31, 2008.

For the year ended
December 31, 2008 (in millions)	Asset position	Liability position

Net fair value of contracts outstanding at January 1, 2008	$8,090	$5,809
Effect of legally enforceable master netting agreements	26,108	25,957

Gross fair value of contracts outstanding at January 1, 2008	34,198	31,766
Contracts realized or otherwise settled	(12,773)	(12,802)
Fair value of new contracts	40,916	39,194
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair value	(6,818)	(4,293)

Gross fair value of contracts outstanding at December 31, 2008	55,523	53,865
Effect of legally enforceable master netting agreements	(48,091)	(48,726)

Net fair value of contracts outstanding at December 31, 2008	$7,432	$5,139

The following table indicates the schedule of maturities of nonexchange-traded commodity derivative contracts at December 31, 2008.

December 31, 2008 (in millions)	Asset position	Liability position

Maturity less than 1 year	$27,282	$24,381
Maturity 1–3 years	22,463	20,047
Maturity 4–5 years	3,954	3,609
Maturity in excess of 5 years	1,824	5,828

Gross fair value of contracts outstanding at December 31, 2008	55,523	53,865
Effects of legally enforceable master netting agreements	(48,091)	(48,726)

Net fair value of contracts outstanding at December 31, 2008	$7,432	$5,139

114	JPMorgan Chase & Co. / 2008 Annual Report

FORWARD-LOOKING STATEMENTS

From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning. Forward-looking statements provide JPMorgan Chase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorgan Chase’s disclosures in this Annual Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, the Firm’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
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
•	local, regional and international business, economic and political conditions and geopolitical events;

•	changes in trade, monetary and fiscal policies and laws;

•	securities and capital markets behavior, including changes in market liquidity and volatility;

•	changes in investor sentiment or consumer spending or saving behavior;

•	ability of the Firm to manage effectively its liquidity;

•	credit ratings assigned to the Firm or its subsidiaries;

•	the Firm’s reputation;

•	ability of the Firm to deal effectively with an economic slowdown or other economic or market difficulty;

•	technology changes instituted by the Firm, its counterparties or competitors;

•	mergers and acquisitions, including the Firm’s ability to integrate acquisitions;

•	ability of the Firm to develop new products and services;

•	acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;

•	ability of the Firm to attract and retain employees;

•	ability of the Firm to control expense;

•	competitive pressures;

•	changes in the credit quality of the Firm’s customers and counterparties;
•	adequacy of the Firm’s risk management framework;

•	changes in laws and regulatory requirements or adverse judicial proceedings;

•	changes in applicable accounting policies;

•	ability of the Firm to determine accurate values of certain assets and liabilities;

•	occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other commodity-related activities;

•	the other risks and uncertainties detailed in Part 1, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2008.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made, and JPMorgan Chase does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

JPMorgan Chase & Co. / 2008 Annual Report	115

Management’s report on internal control over financial reporting

Management of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Firm’s principal executive and principal financial officers, or persons performing similar functions, and effected by JPMorgan Chase’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2008. In making the assessment, management used the framework in “Internal Control – Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.
Based upon the assessment performed, management concluded that as of December 31, 2008, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2008.
The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

James Dimon
Chairman and Chief Executive Officer

Michael J. Cavanagh
Executive Vice President and Chief Financial Officer
February 27, 2009

116	JPMorgan Chase & Co. / 2008 Annual Report

Report of independent registered public accounting firm

Report of Independent Registered Public Accounting Firm To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Firm’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s report on internal control over financial reporting.” Our responsibility is to express opinions on these financial statements and on the Firm’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 4, Note 5, and Note 28 to the Consolidated Financial Statements, effective January 1, 2007 the Firm adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
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
February 27, 2009

JPMorgan Chase & Co. / 2008 Annual Report	117

Consolidated statements of income

Year ended December 31, (in millions, except per share data)	2008	2007	2006

Revenue
Investment banking fees	$5,526	$6,635	$5,520
Principal transactions	(10,699)	9,015	10,778
Lending & deposit-related fees	5,088	3,938	3,468
Asset management, administration and commissions	13,943	14,356	11,855
Securities gains (losses)	1,560	164	(543)
Mortgage fees and related income	3,467	2,118	591
Credit card income	7,419	6,911	6,913
Other income	2,169	1,829	2,175

Noninterest revenue	28,473	44,966	40,757

Interest income	73,018	71,387	59,107
Interest expense	34,239	44,981	37,865

Net interest income	38,779	26,406	21,242

Total net revenue	67,252	71,372	61,999

Provision for credit losses	20,979	6,864	3,270

Noninterest expense
Compensation expense	22,746	22,689	21,191
Occupancy expense	3,038	2,608	2,335
Technology, communications and equipment expense	4,315	3,779	3,653
Professional & outside services	6,053	5,140	4,450
Marketing	1,913	2,070	2,209
Other expense	3,740	3,814	3,272
Amortization of intangibles	1,263	1,394	1,428
Merger costs	432	209	305

Total noninterest expense	43,500	41,703	38,843

Income from continuing operations before income tax expense (benefit)	2,773	22,805	19,886
Income tax expense (benefit)	(926)	7,440	6,237

Income from continuing operations	3,699	15,365	13,649
Income from discontinued operations	—	—	795

Income before extraordinary gain	3,699	15,365	14,444
Extraordinary gain	1,906	—	—

Net income	$5,605	$15,365	$14,444

Net income applicable to common stock	$4,931	$15,365	$14,440

Per common share data
Basic earnings per share:
Income from continuing operations	$0.86	$4.51	$3.93
Net income	1.41	4.51	4.16

Diluted earnings per share:
Income from continuing operations	0.84	4.38	3.82
Net income	1.37	4.38	4.04

Average basic shares	3,501	3,404	3,470
Average diluted shares	3,605	3,508	3,574

Cash dividends per common share	$1.52	$1.48	$1.36

The Notes to Consolidated Financial Statements are an integral part of these statements.

118	JPMorgan Chase & Co. / 2008 Annual Report

Consolidated balance sheets

December 31, (in millions, except share data)	2008	2007

Assets
Cash and due from banks	$26,895	$40,144
Deposits with banks	138,139	11,466
Federal funds sold and securities purchased under resale agreements (included $20,843 and $19,131 at fair value at December 31, 2008 and 2007, respectively)	203,115	170,897
Securities borrowed (included $3,381 and zero at fair value at December 31, 2008 and 2007, respectively)	124,000	84,184
Trading assets (included assets pledged of $75,063 and $79,229 at December 31, 2008 and 2007, respectively)	509,983	491,409
Securities (included $205,909 and $85,406 at fair value at December 31, 2008 and 2007, respectively, and assets pledged of $25,942 and $3,958 at December 31, 2008 and 2007, respectively)	205,943	85,450
Loans (included $7,696 and $8,739 at fair value at December 31, 2008 and 2007, respectively)	744,898	519,374
Allowance for loan losses	(23,164)	(9,234)

Loans, net of allowance for loan losses	721,734	510,140
Accrued interest and accounts receivable	60,987	24,823
Premises and equipment	10,045	9,319
Goodwill	48,027	45,270
Other intangible assets:
Mortgage servicing rights	9,403	8,632
Purchased credit card relationships	1,649	2,303
All other intangibles	3,932	3,796
Other assets (included $29,199 and $22,151 at fair value at December 31, 2008 and 2007, respectively)	111,200	74,314

Total assets	$2,175,052	$1,562,147

Liabilities
Deposits (included $5,605 and $6,389 at fair value at December 31, 2008 and 2007, respectively)	$1,009,277	$740,728
Federal funds purchased and securities loaned or sold under repurchase agreements (included $2,993 and $5,768 at fair value at December 31, 2008 and 2007, respectively)	192,546	154,398
Commercial paper	37,845	49,596
Other borrowed funds (included $14,713 and $10,777 at fair value at December 31, 2008 and 2007, respectively)	132,400	28,835
Trading liabilities	166,878	157,867
Accounts payable and other liabilities (including the allowance for lending-related commitments of $659 and $850 at December 31, 2008 and 2007, respectively, and zero and $25 at fair value at December 31, 2008 and 2007, respectively)	187,978	94,476
Beneficial interests issued by consolidated variable interest entities (included $1,735 and $3,004 at fair value at December 31, 2008 and 2007, respectively)	10,561	14,016
Long-term debt (included $58,214 and $70,456 at fair value at December 31, 2008 and 2007, respectively)	252,094	183,862
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	18,589	15,148

Total liabilities	2,008,168	1,438,926

Commitments and contingencies (see Note 31 on page 201 of this Annual Report)

Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at December 31, 2008 and 2007; issued 5,038,107 and 0 shares at December 31, 2008 and 2007, respectively)	31,939	—
Common stock ($1 par value; authorized 9,000,000,000 shares at December 31, 2008 and 2007; issued 3,941,633,895 shares and 3,657,671,234 shares at December 31, 2008 and 2007, respectively)	3,942	3,658
Capital surplus	92,143	78,597
Retained earnings	54,013	54,715
Accumulated other comprehensive income (loss)	(5,687)	(917)
Shares held in RSU Trust, at cost (4,794,723 shares at December 31, 2008)	(217)	—
Treasury stock, at cost (208,833,260 shares and 290,288,540 shares at December 31, 2008 and 2007, respectively)	(9,249)	(12,832)

Total stockholders’ equity	166,884	123,221

Total liabilities and stockholders’ equity	$2,175,052	$1,562,147

The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co. / 2008 Annual Report	119

Consolidated statements of changes in stockholders’ equity and comprehensive income

Year ended December 31, (in millions, except per share data)	2008	2007	2006

Preferred stock
Balance at beginning of year	$—	$—	$139
Issuance of preferred stock	31,550	—	—
Issuance of preferred stock – conversion of the Bear Stearns preferred stock	352	—	—
Accretion of preferred stock discount on issuance to U.S. Treasury	37	—	—
Redemption of preferred stock	—	—	(139)

Balance at end of year	31,939	—	—

Common stock
Balance at beginning of year	3,658	3,658	3,618
Issuance of common stock	284	—	40

Balance at end of year	3,942	3,658	3,658

Capital surplus
Balance at beginning of year	78,597	77,807	74,994
Issuance of common stock	11,201	—	—
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	859	790	2,813
Net change from the Bear Stearns merger:
Reissuance of treasury stock and the Share Exchange agreement	48	—	—
Employee stock awards	242	—	—
Warrant issued to U.S. Treasury in connection with issuance of preferred stock	1,250	—	—
Preferred stock issue cost	(54)	—	—

Balance at end of year	92,143	78,597	77,807

Retained earnings
Balance at beginning of year	54,715	43,600	33,848
Cumulative effect of change in accounting principles	—	915	172

Balance at beginning of year, adjusted	54,715	44,515	34,020
Net income	5,605	15,365	14,444
Dividends declared:
Preferred stock	(674)	—	(4)
Common stock ($1.52, $1.48 and $1.36 per share for the years ended December 31, 2008, 2007 and 2006, respectively)	(5,633)	(5,165)	(4,860)

Balance at end of year	54,013	54,715	43,600

Accumulated other comprehensive income (loss)
Balance at beginning of year	(917)	(1,557)	(626)
Cumulative effect of change in accounting principles	—	(1)	—

Balance at beginning of year, adjusted	(917)	(1,558)	(626)
Other comprehensive income (loss)	(4,770)	641	171
Adjustment to initially apply SFAS 158	—	—	(1,102)

Balance at end of year	(5,687)	(917)	(1,557)

Shares held in RSU Trust
Balance at beginning of year	—	—	—
Resulting from the Bear Stearns merger	(269)	—	—
Reissuance from RSU Trust	52	—	—

Balance at end of year	(217)	—	—

Treasury stock, at cost
Balance at beginning of year	(12,832)	(7,718)	(4,762)
Purchase of treasury stock	—	(8,178)	(3,938)
Reissuance from treasury stock	2,454	3,199	1,334
Share repurchases related to employee stock-based compensation awards	(21)	(135)	(352)
Net change from the Bear Stearns merger as a result of the reissuance of treasury stock and the Share Exchange agreement	1,150	—	—

Balance at end of year	(9,249)	(12,832)	(7,718)

Total stockholders’ equity	$166,884	$123,221	$115,790

Comprehensive income
Net income	$5,605	$15,365	$14,444
Other comprehensive income (loss)	(4,770)	641	171

Comprehensive income	$835	$16,006	$14,615

The Notes to Consolidated Financial Statements are an integral part of these statements.

120	JPMorgan Chase & Co. / 2008 Annual Report

Consolidated statements of cash flows

Year ended December 31, (in millions)	2008	2007	2006

Operating activities
Net income	$5,605	$15,365	$14,444
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	20,979	6,864	3,270
Depreciation and amortization	3,143	2,427	2,149
Amortization of intangibles	1,263	1,394	1,428
Deferred tax (benefit) expense	(2,637)	1,307	(1,810)
Investment securities (gains) losses	(1,560)	(164)	543
Proceeds on sale of investment	(1,540)	—	—
Gains on disposition of businesses	(199)	—	(1,136)
Stock-based compensation	2,637	2,025	2,368
Originations and purchases of loans held-for-sale	(34,902)	(116,471)	(178,355)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	38,036	107,350	173,448
Net change in:
Trading assets	(12,787)	(121,240)	(61,664)
Securities borrowed	15,408	(10,496)	916
Accrued interest and accounts receivable	10,221	(1,932)	(1,170)
Other assets	(33,629)	(21,628)	(7,193)
Trading liabilities	24,061	12,681	(4,521)
Accounts payable and other liabilities	1,012	4,284	7,815
Other operating adjustments	(12,013)	7,674	(111)

Net cash provided by (used in) operating activities	23,098	(110,560)	(49,579)

Investing activities
Net change in:
Deposits with banks	(118,929)	2,081	8,168
Federal funds sold and securities purchased under resale agreements	(44,597)	(29,814)	(6,939)
Held-to-maturity securities:
Proceeds	10	14	19
Available-for-sale securities:
Proceeds from maturities	44,414	31,143	24,909
Proceeds from sales	96,806	98,450	123,750
Purchases	(248,599)	(122,507)	(201,530)
Proceeds from sales and securitizations of loans held-for-investment	27,531	34,925	20,809
Other changes in loans, net	(59,123)	(83,437)	(70,837)
Net cash received (used) in business acquisitions or dispositions	2,128	(70)	185
Proceeds from assets sale to the FRBNY	28,850	—	—
Net purchases of asset-backed commercial paper guaranteed by the FRBB	(11,228)	—	—
All other investing activities, net	(3,609)	(3,903)	1,839

Net cash used in investing activities	(286,346)	(73,118)	(99,627)

Financing activities
Net change in:
Deposits	177,331	113,512	82,105
Federal funds purchased and securities loaned or sold under repurchase agreements	15,250	(7,833)	36,248
Commercial paper and other borrowed funds	9,186	41,412	12,657
Proceeds from the issuance of long-term debt and capital debt securities	72,407	95,141	56,721
Repayments of long-term debt and capital debt securities	(62,691)	(49,410)	(34,267)
Excess tax benefits related to stock-based compensation	148	365	302
Proceeds from issuance of common stock	11,969	1,467	1,659
Proceeds from issuance of preferred stock and warrant to the U.S. Treasury	25,000	—	—
Proceeds from issuance of preferred stock	7,746	—	—
Redemption of preferred stock	—	—	(139)
Repurchases of treasury stock	—	(8,178)	(3,938)
Cash dividends paid	(5,911)	(5,051)	(4,846)
All other financing activities, net	71	1,561	6,247

Net cash provided by financing activities	250,506	182,986	152,749

Effect of exchange rate changes on cash and due from banks	(507)	424	199

Net (decrease) increase in cash and due from banks	(13,249)	(268)	3,742
Cash and due from banks at the beginning of the year	40,144	40,412	36,670

Cash and due from banks at the end of the year	$26,895	$40,144	$40,412

Cash interest paid	$37,267	$43,472	$36,415
Cash income taxes paid	2,280	7,472	5,563

Note:	In 2008, the fair values of noncash assets acquired and liabilities assumed in the merger with Bear Stearns were $288.2 billion and $287.7 billion, respectively; approximately 26 million shares of common stock, valued at approximately $1.2 billion, were issued in connection with the Bear Stearns merger. Also, in 2008 the fair values of noncash assets acquired and liabilities assumed in the Washington Mutual transaction were $260.0 billion and $259.8 billion, respectively. In 2006, the Firm exchanged selected corporate trust businesses for The Bank of New York’s consumer, business banking and middle-market banking businesses. The fair values of the noncash assets exchanged were $2.15 billion.
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co. / 2008 Annual Report	121

Notes to consolidated financial statements

Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segment information, see Note 37 on pages 214–215 of this Annual Report.
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
The usual condition for a controlling financial interest is the ownership of a majority of the voting interests of the entity. However, a controlling financial interest also may be deemed to exist with respect to entities, such as special purpose entities (“SPEs”), through arrangements that do not involve controlling voting interests.
SPEs are an important part of the financial markets, providing market liquidity by facilitating investors’ access to specific portfolios of assets and risks. For example, they are critical to the functioning of the mortgage- and asset-backed securities and commercial paper markets. SPEs may be organized as trusts, partnerships or corporations and are typically established for a single, discrete purpose. SPEs are not typically operating entities and usually have a limited life and no employees. The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the transaction specify how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.
There are two different accounting frameworks applicable to SPEs: The qualifying SPE (“QSPE”) framework under SFAS 140 and the variable interest entity (“VIE”) framework under FIN 46R. The applicable framework depends on the nature of the entity and the Firm’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties as long as they do not have the unilateral ability to liquidate or to cause the entity to no longer meet the QSPE criteria. The Firm primarily follows the QSPE model for securitizations of its residential and commercial mortgages, and credit card, automobile and student loans. For further details, see Note 16 on pages 168–176 of this Annual Report.
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
FIN 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary. In making this determination, the Firm thoroughly evaluates the VIE’s design, capital structure and relationships among the variable interest holders. When the primary beneficiary cannot be identified through a qualitative analysis, the Firm performs a quantitative analysis, which computes and allocates expected losses or residual returns to variable interest holders. The allocation of expected cash flows in this analysis is based upon the relative rights and preferences of each variable interest holder in the VIE’s capital structure. The Firm reconsiders whether it is the primary beneficiary of a VIE when certain events occur as required by FIN 46R. For further details, see Note 17 on pages 177–186 of this Annual Report.
All retained interests and significant transactions between the Firm, QSPEs and nonconsolidated VIEs are reflected on JPMorgan Chase’s Consolidated Balance Sheets and in the Notes to consolidated financial statements.
Investments in companies that are considered to be voting-interest entities under FIN 46R in which the Firm has significant influence over operating and financing decisions are either accounted for in accordance with the equity method of accounting or at fair value if elected under SFAS 159 (“Fair Value Option”). These investments are generally included in other assets, with income or loss included in other income.
For a discussion of the accounting for private equity investments, see Note 6 on pages 147–148 of this Annual Report.
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated Balance Sheets.
Use of estimates in the preparation of consolidated financial statements
The preparation of Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense, and disclosures

122	JPMorgan Chase & Co. / 2008 Annual Report

of contingent assets and liabilities. Actual results could be different from these estimates. For discussion of Critical Accounting Estimates used by the Firm, see pages 107–111 of this Annual Report.
Foreign currency translation
JPMorgan Chase revalues assets, liabilities, revenue and expense denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates.
Gains and losses relating to translating functional currency financial statements for U.S. reporting are included in other comprehensive income (loss) within stockholders’ equity. Gains and losses relating to nonfunctional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported in the Consolidated Statements of Income.
Foreclosed property
The Firm acquires property from borrowers through loan restructurings, workouts, and foreclosures. Property acquired may include real property (e.g., land, buildings, and fixtures) and personal property (e.g., aircraft, railcars, and ships). Acquired property is valued at fair value less costs to sell at acquisition. Each quarter the fair value of the acquired property is reviewed and adjusted, if necessary. Any adjustments to fair value in the first 90 days are credited/charged to the allowance for loan losses and thereafter to other expense.
Statements of cash flows
For JPMorgan Chase’s Consolidated Statements of Cash Flows, cash is defined as those amounts included in cash and due from banks.
Significant accounting policies
The following table identifies JPMorgan Chase’s other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair value measurement	Note 4	Page 129
Fair value option	Note 5	Page 144
Principal transactions activities	Note 6	Page 146
Other noninterest revenue	Note 7	Page 148
Pension and other postretirement employee benefit plans	Note 9	Page 149
Employee stock-based incentives	Note 10	Page 155
Noninterest expense	Note 11	Page 158
Securities	Note 12	Page 158
Securities financing activities	Note 13	Page 162
Loans	Note 14	Page 163
Allowance for credit losses	Note 15	Page 166
Loan securitizations	Note 16	Page 168
Variable interest entities	Note 17	Page 177
Goodwill and other intangible assets	Note 18	Page 186
Premises and equipment	Note 19	Page 189
Other borrowed funds	Note 21	Page 190
Accounts payable and other liabilities	Note 22	Page 190
Income taxes	Note 28	Page 197
Commitments and contingencies	Note 31	Page 201
Accounting for derivative instruments and hedging activities	Note 32	Page 202
Off-balance sheet lending-related financial instruments and guarantees	Note 33	Page 206

Note 2 – Business changes and developments
Decrease in Common Stock Dividend
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective for the dividend payable April 30, 2009 to shareholders of record on April 6, 2009.
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
The $1.9 billion purchase price was allocated to the Washington Mutual assets acquired and liabilities assumed using preliminary allocated values as of September 25, 2008, which resulted in negative goodwill. The initial allocation of the purchase price was presented on a preliminary basis at September 30, 2008, due to the short time period between the closing of the transaction (which occurred simultaneously with its announcement on September 25, 2008) and the end of the third quarter. In accordance with SFAS 141, noncurrent nonfinancial assets that are not held-for-sale, such as the premises and equipment and other intangibles, acquired in the Washington Mutual transaction were written down against the negative goodwill. The negative goodwill that remained after writing down the nonfinancial assets was recognized as an extraordinary gain. As a result of the refinement of the purchase price allocation during the fourth quarter of 2008, the initial extraordinary gain of $581 million was increased $1.3 billion to $1.9 billion. The computation of the purchase price and the allocation of the purchase price to the net assets acquired in the Washington Mutual transaction – based upon their respective values as of September 25, 2008, and the resulting negative goodwill – are presented below. The allocation of the purchase price may be modified through September 25, 2009, as more information is obtained about the fair value of assets acquired and liabilities assumed.

JPMorgan Chase & Co. / 2008 Annual Report	123

Notes to consolidated financial statements

(in millions)

Purchase price
Purchase price		$1,938
Direct acquisition costs		3

Total purchase price		1,941
Net assets acquired
Washington Mutual’s net assets before fair value adjustments	$38,766
Washington Mutual’s goodwill and other intangible assets	(7,566)

Subtotal	31,200

Adjustments to reflect assets acquired at fair value:
Securities	(20)
Trading assets	(591)
Loans	(31,018)
Allowance for loan losses	8,216
Premises and equipment	680
Accrued interest and accounts receivable	(295)
Other assets	4,125

Adjustments to reflect liabilities assumed at fair value:
Deposits	(683)
Other borrowed funds	68
Accounts payable and other liabilities	(900)
Long-term debt	1,127

Fair value of net assets acquired		11,909

Negative goodwill before allocation to nonfinancial assets		(9,968)
Negative goodwill allocated to nonfinancial assets(a)		8,062

Negative goodwill resulting from the acquisition(b)		$(1,906)

(a)	The acquisition was accounted for as a purchase business combination in accordance with SFAS 141. SFAS 141 requires the assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of an acquired business as of the effective date of the acquisition to be recorded at their respective fair values and consolidated with those of JPMorgan Chase. The fair value of the net assets of Washington Mutual’s banking operations exceeded the $1.9 billion purchase price, resulting in negative goodwill. In accordance with SFAS 141, noncurrent, nonfinancial assets not held-for-sale, such as premises and equipment and other intangibles, were written down against the negative goodwill. The negative goodwill that remained after writing down transaction related core deposit intangibles of approximately $4.9 billion and premises and equipment of approximately $3.2 billion was recognized as an extraordinary gain of $1.9 billion.
(b)	The extraordinary gain was recorded in Corporate/Private Equity.
The following condensed statement of net assets acquired reflects the value assigned to the Washington Mutual net assets as of September 25, 2008.

(in millions)	September 25, 2008

Assets
Cash and due from banks	$3,680
Deposits with banks	3,517
Federal funds sold and securities purchased under resale agreements	1,700
Trading assets	5,691
Securities	17,220
Loans (net of allowance for loan losses)	206,436
Accrued interest and accounts receivable	3,201
Mortgage servicing rights	5,874
All other assets	16,330

Total assets	$263,649

Liabilities
Deposits	$159,869
Federal funds purchased and securities loaned or sold under repurchase agreements	4,549
Other borrowed funds	81,622
Trading liabilities	585
Accounts payable and other liabilities	6,523
Long-term debt	6,654

Total liabilities	259,802

Washington Mutual net assets acquired	$3,847

124	JPMorgan Chase & Co. / 2008 Annual Report

Merger with The Bear Stearns Companies Inc.
Effective May 30, 2008, BSC Merger Corporation, a wholly owned subsidiary of JPMorgan Chase, merged with The Bear Stearns Companies Inc. (“Bear Stearns”) pursuant to the Agreement and Plan of Merger, dated as of March 16, 2008, as amended March 24, 2008, and Bear Stearns became a wholly owned subsidiary of JPMorgan Chase. The merger provided the Firm with a leading global prime brokerage platform; strengthened the Firm’s equities and asset management businesses; enhanced capabilities in mortgage origination, securitization and servicing; and expanded the platform of the Firm’s energy business. The merger is being accounted for under the purchase method of accounting, which requires that the assets and liabilities of Bear Stearns be fair valued. The total purchase price to complete the merger was $1.5 billion.
The merger with Bear Stearns was accomplished through a series of transactions that were reflected as step acquisitions in accordance with SFAS 141. On April 8, 2008, pursuant to the share exchange agreement, JPMorgan Chase acquired 95 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance) for 21 million shares of JPMorgan Chase common stock. Further, between March 24, 2008, and May 12, 2008, JPMorgan Chase acquired approximately 24 million shares of Bear Stearns common stock in the open market at an average purchase price of $12.37 per share. The share exchange and cash purchase transactions resulted in JPMorgan Chase owning approximately 49.4% of Bear Stearns common stock immediately prior to consummation of the merger. Finally, on May 30, 2008, JPMorgan Chase completed the merger. As a result of the merger, each outstanding share of Bear Stearns common stock (other than shares then held by JPMorgan Chase) was converted into the right to receive 0.21753 shares of common stock of JPMorgan Chase. Also, on May 30, 2008, the shares of common stock that JPMorgan Chase and Bear Stearns acquired from each other in the share exchange transaction were cancelled. From April 8, 2008, through May 30, 2008, JPMorgan Chase accounted for the investment in Bear Stearns under the equity method of accounting in accordance with APB 18. During this period, JPMorgan Chase recorded reductions to its investment in Bear Stearns representing its share of Bear Stearns net losses, which was recorded in other income and accumulated other comprehensive income.
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

JPMorgan Chase & Co. / 2008 Annual Report	125

Notes to consolidated financial statements

(in millions, except for shares (in thousands), per share amounts and where otherwise noted)

Purchase price
Shares exchanged in the Share Exchange transaction (April 8, 2008)	95,000
Other Bear Stearns shares outstanding	145,759

Total Bear Stearns stock outstanding	240,759
Cancellation of shares issued in the Share Exchange transaction	(95,000)
Cancellation of shares acquired by JPMorgan Chase for cash in the open market	(24,061)

Bear Stearns common stock exchanged as of May 30, 2008	121,698
Exchange ratio	0.21753

JPMorgan Chase common stock issued	26,473
Average purchase price per JPMorgan Chase common share(a)	$45.26

Total fair value of JPMorgan Chase common stock issued		$1,198
Bear Stearns common stock acquired for cash in the open market (24 million shares at an average share price of $12.37 per share)		298
Fair value of employee stock awards (largely to be settled by shares held in the RSU Trust(b))		242
Direct acquisition costs		27
Less: Fair value of Bear Stearns common stock held in the RSU Trust and included in the exchange of common stock		(269	)(b)

Total purchase price		1,496

Net assets acquired
Bear Stearns common stockholders’ equity	$6,052

Adjustments to reflect assets acquired at fair value:
Trading assets	(3,831)
Premises and equipment	497
Other assets	(235)

Adjustments to reflect liabilities assumed at fair value:
Long-term debt	504
Other liabilities	(2,252)

Fair value of net assets acquired excluding goodwill		735

Goodwill resulting from the merger(c)		$761

(a)	The value of JPMorgan Chase common stock was determined by averaging the closing prices of JPMorgan Chase’s common stock for the four trading days during the period March 19, 2008, through March 25, 2008.
(b)	Represents shares of Bear Stearns common stock held in an irrevocable grantor trust (the “RSU Trust”) to be used to settle stock awards granted to selected employees and certain key executives under certain heritage Bear Stearns employee stock plans. Shares in the RSU Trust were exchanged for 6 million shares of JPMorgan Chase common stock at the merger exchange ratio of 0.21753. For further discussion of the RSU trust, see Note 10 on pages 155–158 of this Annual Report.
(c)	The goodwill was recorded in the Investment Bank.

126	JPMorgan Chase & Co. / 2008 Annual Report

Condensed statement of net assets acquired
The following reflects the value assigned to Bear Stearns net assets as of the merger date.

(in millions)	May 30, 2008

Assets
Cash and due from banks	$534
Federal funds sold and securities purchased under
resale agreements	21,204
Securities borrowed	55,195
Trading assets	136,535
Loans	4,407
Accrued interest and accounts receivable	34,677
Goodwill	761
All other assets	35,418

Total assets	$288,731

Liabilities
Federal funds purchased and securities loaned or sold
under repurchase agreements	$54,643
Other borrowings	16,166
Trading liabilities	24,267
Beneficial interests issued by consolidated VIEs	47,042
Long-term debt	67,015
Accounts payable and other liabilities	78,532

Total liabilities	287,665

Bear Stearns net assets(a)	$1,066

(a)	Reflects the fair value assigned to 49.4% of the Bear Stearns net assets acquired on April 8, 2008 (net of related amortization), and the fair value assigned to the remaining 50.6% of the Bear Stearns net assets acquired on May 30, 2008. The difference between the Bear Stearns net assets acquired as presented above and the fair value of the net assets acquired (including goodwill) presented in the previous table represents JPMorgan Chase’s net losses recorded under the equity method of accounting.
Unaudited pro forma condensed combined financial information reflecting Bear Stearns merger and Washington Mutual transaction
The following unaudited pro forma condensed combined financial information presents the results of operations of the Firm as they may have appeared if the Bear Stearns merger and the Washington Mutual transaction had been completed on January 1, 2008, and January 1, 2007.

Year ended December 31,
(in millions, except per share data)	2008	2007

Total net revenue	$68,071	$92,052
Income (loss) before extraordinary gain	(14,141)	17,733
Net income (loss)	(12,235)	17,733
Net income per common share data:
Basic earnings per share
Income (loss) before extraordinary gain	$(4.22)	$5.16
Net income (loss)	(3.68)	5.16
Diluted earnings per share(a)
Income (loss) before extraordinary gain	(4.22)	5.01
Net income (loss)	(3.68)	5.01
Average common shares issued and outstanding
Basic	3,511	3,430
Diluted(a)	3,511	3,534

(a)	Common equivalent shares have been excluded from the pro forma computation of diluted loss per share for the year ended December 31, 2008, as the effect would be antidilutive.
The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2008, or as of January 1, 2007, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the years ended December 31, 2008 and 2007, were pro forma adjustments to reflect the results of operations of Bear Stearns, and Washington Mutual’s banking operations, considering the purchase accounting, valuation and accounting conformity adjustments related to each transaction. For the Washington Mutual transaction, the amortization of purchase accounting adjustments to report interest-earnings assets acquired and interest-bearing liabilities assumed at current interest rates is reflected in all periods presented. Valuation adjustments and the adjustment to conform allowance methodologies in the Washington Mutual transaction, and valuation and accounting conformity adjustments related to the Bear Stearns merger are reflected in the results for the years ended December 31, 2008 and 2007.
Internal reorganization related to the Bear Stearns merger
On June 30, 2008, JPMorgan Chase fully and unconditionally guaranteed each series of outstanding preferred stock of Bear Stearns, as well as all of Bear Stearns’ outstanding Securities and Exchange Commission (“SEC”) registered U.S. debt securities and obligations relating to trust preferred capital debt securities. Subsequently, on July 15, 2008, JPMorgan Chase completed an internal merger transaction, which resulted in each series of outstanding preferred stock of Bear Stearns being automatically exchanged into newly issued shares of JPMorgan Chase preferred stock having substantially identical terms. Depositary shares, which formerly had represented a one-fourth interest in a share of Bear Stearns preferred stock, continue to trade on the New York Stock Exchange but following completion of this internal merger transaction, represent a one-fourth interest in a share of JPMorgan Chase preferred stock. In addition, on July 31, 2008, JPMorgan Chase assumed (1) all of Bear Stearns’ then-outstanding SEC-registered U.S. debt securities; (2) Bear Stearns’ obligations relating to trust preferred capital debt securities; (3) certain of Bear Stearns’ then-outstanding foreign debt securities; and (4) certain of Bear Stearns’ guarantees of then-outstanding foreign debt securities issued by subsidiaries of Bear Stearns, in each case, in accordance with the agreements and indentures governing these securities. JPMorgan Chase also guaranteed Bear Stearns’ obligations under Bear Stearns’ U.S. $30.0 billion Euro Medium Term Note Programme and U.S. $4.0 billion Euro Note Issuance Programme.
Other business events
Termination of Chase Paymentech Solutions joint venture
The dissolution of Chase Paymentech Solutions joint venture, a global payments and merchant acquiring joint venture between JPMorgan Chase and First Data Corporation, was completed on November 1, 2008. JPMorgan Chase retained approximately 51% of the business and will operate the business under the name Chase Paymentech Solutions. The dissolution of Chase Paymentech

JPMorgan Chase & Co. / 2008 Annual Report	127

Notes to consolidated financial statements

Solutions joint venture was accounted for as a step acquisition in accordance with SFAS 141, and the Firm recognized an after-tax gain of $627 million in the fourth quarter of 2008 as a result of the dissolution. The gain represents the amount by which the fair value of the net assets acquired (predominantly intangible assets and goodwill) exceeded JPMorgan Chase’s book basis in the net assets transferred to First Data Corporation. Upon dissolution, the Firm began to consolidate the retained Chase Paymentech Solutions business.
Proceeds from Visa Inc. shares
On March 19, 2008, Visa Inc. (“Visa”) completed its initial public offering (“IPO”). Prior to the IPO, JPMorgan Chase held approximately a 13% equity interest in Visa. On March 28, 2008, Visa used a portion of the proceeds from the offering to redeem a portion of the Firm’s equity interest, which resulted in the recognition of a pre-tax gain of $1.5 billion (recorded in other income). In conjunction with the IPO, Visa placed $3.0 billion in escrow to cover liabilities related to certain litigation matters. The escrow was increased by $1.1 billion in the fourth quarter of 2008. JPMorgan Chase’s interest in the escrow was recorded as a reduction of other expense and reported net to the extent of established litigation reserves.
Purchase of additional interest in Highbridge Capital Management
In January 2008, JPMorgan Chase purchased an additional equity interest in Highbridge Capital Management, LLC (“Highbridge”). As a result, the Firm currently owns 77.5% of Highbridge.
Acquisition of the consumer, business banking and middle-market banking businesses of The Bank of New York in exchange for selected corporate trust businesses, including trustee, paying agent, loan agency and document management services
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York Company, Inc.’s (“The Bank of New York”) consumer, business and middle-market banking businesses in exchange for selected corporate trust businesses plus a cash payment of $150 million. The transaction also included a contingent payment payable to The Bank of New York; the amount due of $25 million was paid in 2008. The acquisition added 339 branches and more than 400 ATMs, and it significantly strengthened Retail Financial Services’ distribution network in the New York tri-state area. The Bank of New York businesses acquired were valued at a premium of $2.3 billion; the Firm’s corporate trust businesses that were transferred (i.e., trustee, paying agent, loan agency and document management services) were valued at a premium of $2.2 billion. This transaction included the acquisition of approximately $7.7 billion in loans net of allowance for loan losses and $12.9 billion in deposits from the Bank of New York. The Firm also recognized core deposit intangibles of $485 million, which are being amortized using an accelerated method over a 10-year period. JPMorgan Chase recorded an after-tax gain of $622 million on this transaction in the fourth quarter of 2006. For additional discussion related to the transaction, see Note 3 on pages 128–129 of this Annual Report.
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
Acquisition of private-label credit card portfolio from Kohl’s Corporation
On April 21, 2006, JPMorgan Chase completed the acquisition of $1.6 billion of private-label credit card receivables and approximately 21 million accounts from Kohl’s Corporation (“Kohl’s”). JPMorgan Chase and Kohl’s also entered into an agreement under which JPMorgan Chase is offering private-label credit cards to both new and existing Kohl’s customers.
Collegiate Funding Services
On March 1, 2006, JPMorgan Chase acquired, for approximately $663 million, Collegiate Funding Services, a leader in student loan servicing and consolidation. This acquisition included $6 billion of student loans.
Note 3 – Discontinued operations
On October 1, 2006, JPMorgan Chase completed the acquisition of The Bank of New York’s consumer, small-business and middle-market banking businesses in exchange for selected corporate trust businesses. Refer to Note 2 on pages 123–128 of this Annual Report for additional information.
In anticipation of the close of the transaction on October 1, 2006, effective with the second quarter of 2006, the results of operations of these corporate trust businesses were transferred from the Treasury & Securities Services (“TSS”) segment to the Corporate/Private Equity segment, and reported as discontinued operations. Condensed financial information of the selected corporate trust businesses follows.

128	JPMorgan Chase & Co. / 2008 Annual Report

Selected income statements data(a)
Year ended December 31, (in millions)	2006

Other noninterest revenue	$407
Net interest income	264
Gain on sale of discontinued operations	1,081

Total net revenue	1,752
Noninterest expense	385

Income from discontinued operations
before income taxes	1,367
Income tax expense	572

Income from discontinued operations	$795

(a)	There was no income from discontinued operations during 2008 or 2007.
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
Note 4 – Fair value measurement
In September 2006, the FASB issued SFAS 157 (“Fair Value Measurements”), which was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Firm chose early adoption for SFAS 157 effective January 1, 2007. SFAS 157:
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
The Firm also chose early adoption for SFAS 159 effective January 1, 2007. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously recorded at fair value. The Firm elected fair value accounting for certain assets and liabilities not previously carried at fair value. For more information, see Note 5 on pages 144–146 of this Annual Report.
The following is a description of the Firm’s valuation methodologies for assets and liabilities measured at fair value.
The Firm has an established and well-documented process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity of the instrument. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters. Valuation adjustments are applied consistently over time.
•	Credit valuation adjustments (“CVA”) are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few classes of derivative contracts are listed on an exchange, the majority of derivative positions are valued using internally developed models that use as their basis observable market parameters. Market practice is to quote parameters equivalent to a “AA” credit rating whereby all counterparties are assumed to have the same credit quality. Therefore, an adjustment is necessary to reflect the credit quality of each derivative counterparty to arrive at fair value. The adjustment also takes into account contractual factors designed to reduce the Firm’s credit exposure to each counterparty, such as collateral and legal rights of offset.

•	Debit valuation adjustments (“DVA”) are necessary to reflect the credit quality of the Firm in the valuation of liabilities measured at fair value. This adjustment was incorporated into the Firm’s valuations commencing January 1, 2007, in accordance with SFAS 157. The methodology to determine the adjustment is consistent with CVA and incorporates JPMorgan Chase’s credit spread as observed through the credit default swap market.

•	Liquidity valuation adjustments are necessary when the Firm may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger-than-normal market-size risk positions (liquidity adjustments are not taken for positions classified within level 1 of the fair value hierarchy). The Firm tries to ascertain the amount of uncertainty in the initial valuation based upon the degree of liquidity of the market in which the financial

JPMorgan Chase & Co. / 2008 Annual Report	129

Notes to consolidated financial statements

instrument trades and makes liquidity adjustments to the carrying value of the financial instrument. The Firm measures the liquidity adjustment based upon the following factors: (1) the amount of time since the last relevant pricing point; (2) whether there was an actual trade or relevant external quote; and (3) the volatility of the principal risk component of the financial instrument. Costs to exit larger-than-normal market-size risk positions are determined based upon the size of the adverse market move that is likely to occur during the period required to bring a position down to a nonconcentrated level.

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
The Firm has numerous controls in place intended to ensure that its fair valuations are appropriate. An independent model review group reviews the Firm’s valuation models and approves them for use for specific products. All valuation models within the Firm are subject to this review process. A price verification group, independent from the risk-taking function, ensures observable market prices and market-based parameters are used for valuation wherever possible. For those products with material parameter risk for which observable market levels do not exist, an independent review of the assumptions made on pricing is performed. Additional review includes deconstruction of the model valuations for certain structured instruments into their components, and benchmarking valuations, where possible, to similar products; validating valuation estimates through actual cash settlement; and detailed review and explanation of recorded gains and losses, which are analyzed daily and over time. Valuation adjustments, which are also determined by the independent price verification group, are based upon established policies and are applied consistently over time. Any changes to the valuation methodology are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more or less transparent, the Firm continues to refine its valuation methodologies. During 2008, no material changes were made to the Firm’s valuation models.
The methods described above to estimate fair value may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Valuation Hierarchy
SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.
•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. For a level 3 analysis, see pages 138–139 of this Note.
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
Loans and unfunded lending-related commitments
The majority of the Firm’s loans and lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The fair value of such loans and lending-related commitments is included in the disclosures required by SFAS 107 on pages 142–143 of this Note. Loans carried at fair value on a recurring and nonrecurring basis are included in the applicable tables that follow.
Wholesale
The fair value of loans and lending-related commitments is calculated using observable market information, including pricing from actual market transactions or broker quotations where available. Where pricing information is not available for the specific loan, the valuation is generally based upon quoted market prices of similar instruments, such as loans and bonds. These comparable instruments share characteristics that typically include industry, rating, capital structure, seniority, and consideration of counterparty credit risk. In addition, general market conditions, including prevailing market spreads for credit and liquidity risk, are also considered in the valuation process.
For certain loans that are expected to be securitized, such as commercial and residential mortgages, fair value is estimated based upon observable pricing of asset-backed securities (“ABS”) with similar

130	JPMorgan Chase & Co. / 2008 Annual Report

collateral and incorporates adjustments (i.e., reductions) to these prices to account for securitization uncertainties including portfolio composition, market conditions and liquidity to arrive at the whole loan price. When data from recent market transactions is available it is incorporated as appropriate. If particular loans are not expected to be securitized they are marked for individual sale taking into consideration potential liquidation proceeds and property repossession/liquidation information, as appropriate. For further discussion of the valuation of mortgage loans carried at fair value, see the “Mortgage-related exposures carried at fair value” section of this Note on pages 139–141.
The Firm’s loans carried at fair value and reported in trading assets are largely classified within level 3 due to the lack of observable pricing. Loans carried at fair value and reported in loans including leveraged lending funded loans, high-yield bridge financing and purchased non-performing loans held in the Investment Bank (“IB”) are classified within level 2 or 3 of the valuation hierarchy depending on the level of liquidity and activity in the markets for a particular product.
Consumer
Fair values for consumer installment loans (including automobile financings and consumer real estate not expected to be securitized), for which market rates for comparable loans are readily available, are based upon discounted cash flows adjusted for prepayment assumptions. The discount rates used for consumer installment loans are based on current market rates for new originations of comparable loans. Fair value for credit card receivables is based upon discounted expected cash flows. The discount rates used for credit card receivables incorporate only the effects of interest rate changes, since the expected cash flows already reflect an adjustment for credit risk. Consumer installment loans and credit card receivables that are not carried on the balance sheet at fair value are not classified within the fair value hierarchy. For further discussion of the valuation of mortgage loans carried at fair value, see the “Mortgage-related exposures carried at fair value” section of this Note.
Securities
Where quoted prices for identical securities are available in an active market, securities are classified in level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products for which there are quoted prices in active markets (such as U.S. government agency or U.S. government-sponsored enterprise pass-through mortgage-backed securities) and exchange-traded equities.
If quoted market prices are not available for the specific security, the Firm may estimate the value of such instruments using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided from independent pricing services. The Firm may also use pricing models or discounted cash flows. In cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.
For certain collateralized mortgage and debt obligations, asset-backed securities and high-yield debt securities the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. For “cash” collateralized debt obligations (“CDOs”), external price information is not available. Therefore, cash CDOs are valued using market-standard models, such as Intex, to model the specific collateral composition and cash flow structure of each deal; key inputs to the model are market spread data for each credit rating, collateral type and other relevant contractual features. Asset-backed securities are valued based on external prices or market spread data, using current market assumptions on prepayments and defaults. For those asset-backed securities where the external price data is not observable or the limited available data is opaque, the collateral performance is monitored and the value of the security is assessed. To benchmark its valuations, the Firm looks to transactions for similar instruments and utilizes independent pricing provided by third-party vendors, broker quotes and relevant market indices such as the ABX index, as applicable. While none of those sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Firm’s estimates. The majority of collateralized mortgage and debt obligations, high-yield debt securities and asset-backed securities are currently classified in level 3 of the valuation hierarchy. For further discussion of the valuation of mortgage securities carried at fair value see the “Mortgage-related exposures carried at fair value” section of this Note on pages 139–141.
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

JPMorgan Chase & Co. / 2008 Annual Report	131

Notes to consolidated financial statements

contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of the counterparty. Further, many of these models do not contain a high level of subjectivity, as the methodologies used in the models do not require significant judgment, and inputs to the model are readily observable from actively quoted markets, as is the case for “plain vanilla” interest rate swaps and option contracts and credit default swaps (“CDS”). Such instruments are generally classified within level 2 of the valuation hierarchy.
Derivatives that are valued based upon models with significant unobservable market parameters and that are normally traded less actively, have trade activity that is one way, and/or are traded in less-developed markets are classified within level 3 of the valuation hierarchy. Level 3 derivatives, for example, include credit default swaps referenced to mortgage-backed securities, certain types of CDO transactions, options on baskets of single-name stocks, and callable exotic interest rate options. Such derivatives are primarily used for risk management purposes.
For certain derivative products, such as credit default swaps referenced to mortgage-backed securities, the value is based on the underlying mortgage risk. As these instruments are not actively quoted, the estimate of fair value considers the valuation of the underlying collateral (mortgage loans). Inputs to the valuation will include available information on similar underlying loans or securities in the cash market. The prepayments and loss assumptions on the underlying loans or securities are estimated using a combination of historical data, prices on market transactions, and other prepayment and default scenarios and analysis. Relevant observable market indices such as the ABX or CMBX, are considered, as well as any relevant transaction activity.
Other complex products, such as those sensitive to correlation between two or more underlyings, also fall within level 3 of the hierarchy. Such instruments include complex credit derivative products which are illiquid and non-standard in nature, including CDOs and CDO-squared. A CDO is a debt security collateralized by a variety of debt obligations, including bonds and loans of different maturities and credit qualities. The repackaging of such securities and loans within a CDO results in the creation of tranches, which are instruments with differing risk profiles. In a CDO-squared, the instrument is a CDO where the underlying debt instruments are also CDOs. For CDO-squared transactions, while inputs such as CDS spreads and recovery rates may be observable, the correlation between the underlying debt instruments is unobservable. The correlation levels are not only modeled on a portfolio basis but are also calibrated at a transaction level to liquid benchmark tranches. For all complex credit derivative products, actual transactions, where available, are used to regularly recalibrate all unobservable parameters.
Correlation sensitivity is also material to the overall valuation of options on baskets of single-name stocks; the valuation of these baskets is typically not observable due to their non-standardized structuring. Correlation for products such as these are typically estimated based on an observable basket of stocks and then adjusted to reflect the differences between the underlying equities.
For callable exotic interest rate options, while most of the assumptions in the valuation can be observed in active markets (e.g. interest rates and volatility), the callable option transaction flow is essentially one-way, and as such, price observability is limited. As pricing information is limited, assumptions are based upon the dynamics of the underlying markets (e.g. the interest rate markets) including the range and possible outcomes of the applicable inputs. In addition, the models used are calibrated, as relevant, to liquid benchmarks and valuation is tested against monthly independent pricing services and actual transactions.
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
•	For MSRs, the Firm uses an option-adjusted spread (“OAS”) valuation model in conjunction with the Firm’s proprietary prepayment model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates to estimate an expected fair value of the MSRs. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Firm reassesses and periodically adjusts the underlying inputs and assumptions used in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. Due to the nature of the valuation inputs, MSRs are classified within level 3 of the valuation hierarchy.

•	For certain retained interests in securitizations (such as interest-only strips), a single interest rate path discounted cash flow model is used and generally includes assumptions based upon projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and contractual interest paid to third-party investors. Changes in the assumptions used may have a significant impact on the Firm’s valuation of retained interests, and such interests are therefore typically classified within level 3 of the valuation hierarchy.
For both MSRs and certain other retained interests in securitizations, the Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. For further discussion of the most significant assumptions used to value retained interests in securitizations and MSRs, as well as the applicable stress tests for those assumptions, see Note 16 and Note 18 on pages 168–176 and 186–189, respectively, of this Annual Report.

132	JPMorgan Chase & Co. / 2008 Annual Report

Private equity investments
The valuation of nonpublic private equity investments, held primarily by the Private Equity business within Corporate, requires significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. As such, private equity investments are valued initially based upon cost. Each quarter, valuations are reviewed utilizing available and relevant market data to determine if the carrying value of these investments should be adjusted. Such market data primarily includes observations of the trading multiples of public companies considered comparable to the private companies being valued and the operating performance of the underlying portfolio company, including its historical and projected net income and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Valuations are adjusted to account for company-specific issues, the lack of liquidity inherent in a nonpublic investment and the fact that comparable public companies are not identical to the companies being valued. In addition, a variety of additional factors are reviewed by management, including, but not limited to, financing and sales transactions with third parties, future expectations of the particular investment, changes in market outlook and the third-party financing environment. The Firm applies its valuation methodology consistently from period to period and believes that the methodology and associated valuation adjustments are appropriate. Nonpublic private equity investments are included in level 3 of the valuation hierarchy.
Private equity investments also include publicly held equity investments, generally obtained through the initial public offering of privately held equity investments. Publicly held investments in liquid markets are marked to market at the quoted public value less adjustments for regulatory or contractual sales restrictions. Discounts for restrictions are quantified by analyzing the length of the restriction period and the volatility of the equity security. Publicly held investments are largely classified in level 2 of the valuation hierarchy.
Other assets
The fair value of asset-backed commercial paper (“ABCP”) investments purchased under the Federal Reserve’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML Facility”) for U.S. money market mutual funds is determined based on observable market information and is classified in level 2 of the valuation hierarchy.
Liabilities
Securities sold under repurchase agreements (“repurchase agreements”)
To estimate the fair value of repurchase agreements, cash flows are evaluated taking into consideration any derivative features and are then discounted using the appropriate market rates for the applicable maturity. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to, or in excess of, the principal amount loaned; as a result, there would be no adjustment, or an immaterial adjustment, to reflect the credit quality of the Firm (i.e., DVA) related to these agreements. As the inputs into the valuation are primarily based upon observable pricing information, repurchase agreements are classified within level 2 of the valuation hierarchy.
Beneficial interests issued by consolidated VIEs
The fair value of beneficial interests issued by consolidated VIEs (“beneficial interests”) is estimated based upon the fair value of the underlying assets held by the VIEs. The valuation of beneficial interests does not include an adjustment to reflect the credit quality of the Firm, as the holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. As the inputs into the valuation are generally based upon readily observable market pricing information, the majority of beneficial interests issued by consolidated VIEs are classified within level 2 of the valuation hierarchy.
Deposits, other borrowed funds and long-term debt
Included within deposits, other borrowed funds and long-term debt are structured notes issued by the Firm that are financial instruments containing embedded derivatives. To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivative features and are then discounted using the appropriate market rates for the applicable maturities. In addition, the valuation of structured notes includes an adjustment to reflect the credit quality of the Firm (i.e., the DVA). Where the inputs into the valuation are primarily based upon readily observable market pricing information, the structured notes are classified within level 2 of the valuation hierarchy. Where significant inputs are unobservable, structured notes are classified within level 3 of the valuation hierarchy.

JPMorgan Chase & Co. / 2008 Annual Report	133

Notes to consolidated financial statements
The following table presents the financial instruments carried at fair value as of December 31, 2008 and 2007, by caption on the Consolidated Balance Sheets and by SFAS 157 valuation hierarchy (as described above).
Assets and liabilities measured at fair value on a recurring basis

		Internal models with
	Quoted market	significant observable	Internal models with		Total carrying value
	prices in active	market parameters	significant unobservable	FIN 39	in the Consolidated
December 31, 2008 (in millions)	markets (Level 1)	(Level 2)	market parameters (Level 3)	netting(d)	Balance Sheets

Federal funds sold and securities purchased under resale agreements	$—	$20,843	$—	$—	$20,843
Securities borrowed	—	3,381	—	—	3,381

Trading assets:
Debt and equity instruments:
U.S. government, agency, sponsored enterprise and non-U.S. governments	98,393	29,597	870	—	128,860
State and municipal securities	—	10,361	2,641	—	13,002
Certificates of deposit, bankers’ acceptances and commercial paper	1,180	6,312	—	—	7,492
Corporate debt and other	5	61,230	6,506	—	67,741
Equity securities	73,174	3,992	1,380	—	78,546
Loans	—	14,711	17,091	—	31,802
Mortgage- and asset-backed securities	—	3,401	12,932	—	16,333

Physical commodities(a)	—	3,581	—	—	3,581

Total debt and equity instruments:	172,752	133,185	41,420	—	347,357
Derivative receivables	3,630	2,685,101	52,991	(2,579,096)	162,626

Total trading assets	176,382	2,818,286	94,411	(2,579,096)	509,983

Available-for-sale securities	118,823	74,695	12,391	—	205,909
Loans	—	5,029	2,667	—	7,696
Mortgage servicing rights	—	—	9,403	—	9,403

Other assets:
Private equity investments	151	332	6,369	—	6,852
All other	5,977	11,355	5,015	—	22,347

Total other assets	6,128	11,687	11,384	—	29,199

Total assets at fair value	$301,333	$2,933,921	$130,256	$(2,579,096)	$786,414

Less: Level 3 assets for which the Firm does not bear economic exposure(b)			21,169
Total level 3 assets for which the Firm bears economic exposure			$109,087

Deposits	$—	$4,370	$1,235	$—	$5,605
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,993	—	—	2,993
Other borrowed funds	—	14,612	101	—	14,713

Trading liabilities:
Debt and equity instruments	34,568	10,418	288	—	45,274
Derivative payables	3,630	2,622,371	43,484	(2,547,881)	121,604

Total trading liabilities	38,198	2,632,789	43,772	(2,547,881)	166,878

Accounts payable and other liabilities	—	—	—	—	—
Beneficial interests issued by consolidated VIEs	—	1,735	—	—	1,735
Long-term debt	—	41,666	16,548	—	58,214

Total liabilities at fair value	$38,198	$2,698,165	$61,656	$(2,547,881)	$250,138

134	JPMorgan Chase & Co. / 2008 Annual Report

Assets and liabilities measured at fair value on a recurring basis

		Internal models with
	Quoted market	significant observable	Internal models with		Total carrying value
	prices in active	market parameters	significant unobservable	FIN 39	in the Consolidated
December 31, 2007 (in millions)	markets (Level 1)	(Level 2)	market parameters (Level 3)	netting(d)	Balance Sheets

Federal funds sold and securities purchased under resale agreements	$—	$19,131	$—	$—	$19,131

Trading assets:
Debt and equity instruments:
U.S. government, agency, sponsored enterprise and non-U.S. governments	106,572	40,362	258	—	147,192
State and municipal securities	7,230	5,860	—	—	13,090
Certificates of deposit, bankers’ acceptances and commercial paper	3,019	5,233	—	—	8,252
Corporate debt and other	6	52,137	7,972	—	60,115
Equity securities	82,499	9,552	1,197	—	93,248
Loans	—	46,038	11,776	—	57,814
Mortgage- and asset-backed securities	—	27,209	2,863	—	30,072

Physical commodities(a)	—	4,490	—	—	4,490

Total debt and equity instruments:	199,326	190,881	24,066	—	414,273
Derivative receivables	18,574	871,105	20,188	(832,731)	77,136

Total trading assets	217,900	1,061,986	44,254	(832,731)	491,409

Available-for-sale securities	71,941	13,364	101	—	85,406
Loans	—	359	8,380	—	8,739
Mortgage servicing rights	—	—	8,632	—	8,632

Other assets:
Private equity investments	68	322	6,763	—	7,153
All other	10,784	1,054	3,160	—	14,998

Total other assets	10,852	1,376	9,923	—	22,151

Total assets at fair value	$300,693	$1,096,216	$71,290	$(832,731)	$635,468

Deposits	$—	$5,228	$1,161	$—	$6,389
Federal funds purchased and securities loaned or sold under repurchase agreements	—	5,768	—	—	5,768
Other borrowed funds	—	10,672	105	—	10,777

Trading liabilities:
Debt and equity instruments	73,023	15,659	480	—	89,162
Derivative payables	19,553	852,055	19,555	(822,458)	68,705

Total trading liabilities	92,576	867,714	20,035	(822,458)	157,867

Accounts payable and other liabilities(c)	—	—	25	—	25
Beneficial interests issued by consolidated VIEs	—	2,922	82	—	3,004
Long-term debt	—	48,518	21,938	—	70,456

Total liabilities at fair value	$92,576	$940,822	$43,346	$(822,458)	$254,286

(a)	Physical commodities inventories are accounted for at the lower of cost or fair value.
(b)	Includes assets for which the Firm serves as an intermediary between two parties and does not bear market risk. The assets are predominantly reflected within derivative receivables.
(c)	Includes the fair value adjustment for unfunded lending-related commitments accounted for at fair value.
(d)	As permitted under FIN 39, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The increase in FIN 39 netting from December 31, 2007, primarily relates to the decline in interest rates, widening credit spreads and volatile foreign exchange rates reflected in interest rate, credit and foreign exchange derivatives, respectively.
Balances for which the Firm did not bear economic exposure at December 31, 2007, were not significant.

JPMorgan Chase & Co. / 2008 Annual Report	135

Notes to consolidated financial statements

Changes in level 3 recurring fair value measurements
The tables below include a rollforward of the balance sheet amounts for the years ended December 31, 2008 and 2007 (including the change in fair value), for financial instruments classified by the Firm within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the valuation hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
							Change in
							unrealized
							gains
							and (losses)
							related to
		Total					financial
	Fair	realized/		Purchases,	Transfers	Fair	instruments
For the year ended	value,	unrealized		issuances	into and/or	value,	held at
December 31, 2008	January 1,	gains/		settlements,	out of	December 31,	December 31,
(in millions)	2008	(losses)(c)		net	level 3(c)	2008	2008

Assets:
Trading assets:
Debt and equity instruments	$24,066	$(12,805	)(d)(e)	$6,201	$23,958	$41,420	$(9,860	)(d)(e)
Net derivative receivables	633	4,556	(d)	2,290	2,028	9,507	1,814	(d)
Available-for-sale securities	101	(1,232	)(f)	3,772	9,750	12,391	(422	)(f)
Loans	8,380	(1,547	)(d)	12	(4,178)	2,667	(1,324	)(d)
Mortgage servicing rights	8,632	(6,933	)(e)	7,704	—	9,403	(6,933	)(e)
Other assets:
Private equity investments(a)	6,763	(638	)(d)	320	(76)	6,369	(1,089	)(d)
All other	3,160	(930	)(g)	2,802	(17)	5,015	(742	)(g)

Liabilities(b):
Deposits	$(1,161)	$57	(d)	$(79)	$(52)	$(1,235)	$69	(d)
Other borrowed funds	(105)	7	(d)	(53)	50	(101)	24	(d)
Trading liabilities:
Debt and equity instruments	(480)	73	(d)	33	86	(288)	125	(d)
Accounts payable and other liabilities	(25)	25	(d)	—	—	—	—	(d)
Beneficial interests issued by consolidated VIEs	(82)	24	(d)	603	(545)	—	—	(d)
Long-term debt	(21,938)	4,502	(d)	1,717	(829)	(16,548)	3,682	(d)

136	JPMorgan Chase & Co. / 2008 Annual Report

	Fair value measurements using significant unobservable inputs
							Change in
							unrealized
							gains
							and (losses)
							related to
		Total					financial
	Fair	realized/		Purchases,	Transfers	Fair	instruments
For the year ended	value,	unrealized		issuances	into and/or	value,	held at
December 31, 2007	January 1,	gains/		settlements,	out of	December 31,	December 31,
(in millions)	2007	(losses)(c)		net	level 3(c)	2007	2007

Assets:
Trading assets:
Debt and equity instruments	$9,320	$(916	)(d)(e)	$5,902	$9,760	$24,066	$(912	)(d)(e)
Net derivative receivables	(2,800)	1,674	(d)	257	1,502	633	1,979	(d)
Available-for-sale securities	177	38	(f)	(21)	(93)	101	(5	)(f)
Loans	643	(346	)(d)	8,013	70	8,380	(36	)(d)
Mortgage servicing rights	7,546	(516	)(e)	1,602	—	8,632	(516	)(e)
Other assets:
Private equity investments(a)	5,493	4,051	(d)	(2,764)	(17)	6,763	1,711	(d)
All other	1,591	37	(g)	1,059	473	3,160	(19	)(g)

Liabilities(b):
Deposits	$(385)	$(42	)(d)	$(667)	$(67)	$(1,161)	$(38	)(d)
Other borrowed funds	—	(67	)(d)	(34)	(4)	(105)	(135	)(d)
Trading liabilities:
Debt and equity instruments	(32)	383	(d)	(125)	(706)	(480)	(734	)(d)
Accounts payable and other liabilities	—	(460	)(d)	435	—	(25)	(25	)(d)
Beneficial interests issued by consolidated VIEs	(8)	6	(d)	1	(81)	(82)	—
Long-term debt	(11,386)	(1,142	)(d)	(6,633)	(2,777)	(21,938)	(468	)(d)

(a)	Private equity instruments represent investments within the Corporate/Private Equity line of business.
(b)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities carried at fair value on a nonrecurring basis) were 25% and 17% at December 31, 2008 and 2007, respectively. The Firm does not allocate the FIN 39 netting adjustment across the levels of the fair value hierarchy. As such, the level 3 derivative payables balance included in the level 3 total balance is gross of any netting adjustments.
(c)	Beginning January 1, 2008, all transfers in and out of level 3 are assumed to occur at the beginning of the reporting period.
(d)	Reported in principal transactions revenue.
(e)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell and MSRs are measured at fair value and reported in mortgage fees and related income.
(f)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).
(g)	Reported in other income.

JPMorgan Chase & Co. / 2008 Annual Report	137

Notes to consolidated financial statements

Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances
(for example, when there is evidence of impairment). The following tables present the financial instruments carried on the Consolidated Balance Sheets by caption and level within the SFAS 157 valuation hierarchy (as described above) as of December 31, 2008 and 2007, for which a nonrecurring change in fair value has been recorded during the reporting period.

		Internal models with	Internal models with
	Quoted market prices	significant observable	significant unobservable	Total carrying value
	in active markets	market parameters	market parameters	in the Consolidated
December 31, 2008 (in millions)	(Level 1)	(Level 2)	(Level 3)	Balance Sheets

Loans(a)	$—	$4,991	$3,999	$8,990
Other assets	—	1,763	291	2,054

Total assets at fair value on a nonrecurring basis	$—	$6,754	$4,290	$11,044

Accounts payable and other liabilities(b)	$—	$212	$98	$310

Total liabilities at fair value on a nonrecurring basis	$—	$212	$98	$310

		Internal models with	Internal models with
	Quoted market prices	significant observable	significant unobservable	Total carrying value
	in active markets	market parameters	market parameters	in the Consolidated
December 31, 2007 (in millions)	(Level 1)	(Level 2)	(Level 3)	Balance Sheets

Loans(a)(c)	$—	$2,818	$16,196	$19,014
Other assets	—	267	126	393

Total assets at fair value on a nonrecurring basis	$—	$3,085	$16,322	$19,407

Accounts payable and other liabilities(b)	$—	$—	$103	$103

Total liabilities at fair value on a nonrecurring basis	$—	$—	$103	$103

(a)	Includes leveraged lending and other loan warehouses held-for-sale.
(b)	Represents the fair value adjustment associated with $1.5 billion and $3.2 billion of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio at December 31, 2008 and 2007, respectively.
(c)	Includes $4.5 billion of level 3 held-for-sale loans reclassified to held-for-investment during 2007.

Nonrecurring fair value changes
The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statements of Income for the years ended December 31, 2008 and 2007, related to financial instruments held at December 31, 2008 and 2007.

Year ended December 31, (in millions)	2008	2007

Loans	$(3,887)	$(720)
Other assets	(685)	(161)
Accounts payable and other liabilities	(285)	2

Total nonrecurring fair value gains (losses)	$(4,857)	$(879)

In the above table, loans predominantly include the change in fair value for IB leveraged lending and warehouse loans carried on the balance sheet at the lower of cost or fair value; and accounts payable and other liabilities predominantly include the change in fair value for unfunded lending-related commitments within the leveraged lending portfolio.
Level 3 analysis
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 6% of total Firm assets at December 31, 2008. The following describes significant changes to level 3 assets during the year.
Level 3 assets increased $46.9 billion in 2008, largely due to the following:
•	Acquisition of $41.5 billion of level 3 assets as a result of the merger with Bear Stearns.

•	Acquisition of $5.9 billion of MSRs related to the Washington Mutual transaction.

•	Purchase of approximately $4.4 billion of reverse mortgages in the first quarter of 2008, for which there is limited pricing information and a lack of market liquidity.

•	Transfers of $14.0 billion of AAA-rated CLOs backed by corporate loans, based upon a significant reduction in new deal issuance and price transparency; $10.5 billion of mortgage-related assets, including commercial mortgage-backed securities with a rating below “AAA”, other noninvestment grade mortgage securities and certain prime mortgages; and $2.8 billion of auction-rate securities, in each case due to a significant reduction in market liquidity.
The increases in level 3 assets described above were partially offset by:
•	Approximately $20.0 billion of sales and markdowns of residential mortgage-backed securities, prime residential mortgage loans and Alt-A residential mortgage loans.

•	$11.5 billion of sales and markdowns of leveraged loans, as well as transfers of similar loans to level 2 due to the increased price transparency for such assets.

138	JPMorgan Chase & Co. / 2008 Annual Report

•	$3.5 billion of transfers of bridge loans to level 2 due to increased price transparency for such assets.
Gains and Losses
Gains and losses in the tables above for 2008 include:
•	Losses on trading debt and equity instruments of approximately $12.8 billion, principally from mortgage-related transactions and auction-rate securities.

•	A $6.9 billion decline in the fair value of the MSR asset.

•	Losses of approximately $3.9 billion on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and therefore included in the nonrecurring fair value assets.

•	Gains of $4.5 billion related to structured notes, principally due to significant volatility in the equity markets.

•	Net gains of $4.6 billion related to derivatives, principally due to changes in credit spreads and rate curves.
The Firm risk manages level 3 financial instruments using securities and derivative positions classified within level 1 or 2 of the valuation hierarchy; the effect of these risk management activities is not reflected in the level 3 gains and losses included in the tables above.
For further information on changes in the fair value of the MSRs, see Note 18 on pages 187–188 of this Annual Report.
Credit adjustments
When determining the fair value of an instrument, it may be necessary to record a valuation adjustment to arrive at an exit price in accordance with SFAS 157. Valuation adjustments include, but are not limited to, amounts to reflect counterparty credit quality and the Firm’s own creditworthiness. For a detailed discussion of the valuation adjustments the Firm considers, see the valuation discussion at the beginning of this Note.
The following table provides the credit adjustments, gross of hedges where risk is actively managed, as reflected within the Consolidated Balance Sheets of the Firm as of the dates indicated.

Year ended December 31, (in millions)	2008	2007

Derivatives receivables balance	$162,626	$77,136
Derivatives CVA(a)	(9,566)	(1,265)

Derivatives payable balance	121,604	68,705
Derivatives DVA	1,389	518

Structured notes balance	67,340	87,622
Structured notes DVA(b)	2,413	896

(a)	Derivative CVA, gross of hedges, includes results managed by Credit Portfolio and other lines of business within IB.
(b)	Structured notes are carried at fair value based upon the Firm’s election under SFAS 159. For further information on these elections, see Note 5 on page 144 of this Annual Report.
The following table provides the impact of credit adjustments, gross of hedges where risk is actively managed, on earnings in the respective periods.

Year ended December 31, (in millions)	2008	2007

Credit adjustments:
Derivatives CVA(a)	$(7,561)	$(803)
Derivatives DVA	789	514
Structured Notes DVA(b)	1,211	806

(a)	Derivative CVA, gross of hedges, includes results managed by Credit Portfolio and other lines of business within IB.
(b)	Structured notes are carried at fair value based upon the Firm’s election under SFAS 159. For further information on these elections, see Note 5 on page 144 of this Annual Report.
The market’s view of the Firm’s credit quality is reflected in credit spreads observed in the credit default swap market. These credit spreads are affected by a number of factors, such as the performance of the assets the Firm holds. Consequently, significant deterioration in the value of sizable exposures held by the Firm are likely to result in wider credit default swap spreads. This will lead to an increase in the Firm’s credit adjustment (i.e., DVA) for liabilities carried at fair value.
Mortgage-related exposures carried at fair value
As noted above, certain of the Firm’s wholesale and consumer loans are carried at fair value including mortgage related loans. Since the second half of 2007, liquidity in certain sectors of the mortgage markets has decreased, thereby limiting the price transparency of certain mortgage-related instruments. The table below summarizes the Firm’s mortgage-related exposures that are carried at fair value through earnings or at the lower of cost or fair value; the table excludes securities held in the available-for-sale portfolio.

	Exposure as of		Net
	December 31, 2008		gains/(losses)(e)
		Net of risk	reported in income –
		management	year ended
(in millions)	Gross	activities(d)	December 31, 2008

U.S. Residential Mortgage:(a)(b)(c)
Prime	$11,221	$5,044
Alt-A	3,934	3,917

	15,155	8,961	$(1,468)

Subprime	941	(28)	(369)

Non-U.S. Residential	1,591	951	(292)

Commercial Mortgage:
Securities	2,836	1,438	(792)
Loans	4,338	2,179	(752)

(a)	Included exposures in IB and Retail Financial Services segments.
(b)	Excluded from the table above are certain mortgage-related assets that are carried at fair value and recorded in trading assets, such as: (i) U.S. government agency and U.S. government-sponsored enterprise securities that are liquid and of high credit quality of $58.9 billion at December 31, 2008; and (ii) reverse mortgages of $4.3 billion at December 31, 2008, for which the principal risk is mortality risk. Also excluded are mortgage servicing rights, which are reported in Note 18 on pages 187–188 of this Annual Report.
(c)	Also excluded from the table above are certain mortgage-related financing transactions, which are collateralized by mortgage-related assets, of $5.7 billion at December 31, 2008. These financing transactions are excluded from the table as they are accounted for on an accrual basis of accounting. For financings deemed to be impaired, impairment is measured and recognized based upon the fair value of the collateral. Of these financing transactions, $1.2 billion at December 31, 2008, was considered impaired.
(d)	The amounts presented reflect the effects of derivatives utilized to risk manage the gross exposures arising from cash-based instruments and are presented on a bond or loan equivalent (notional) basis. Derivatives are excluded from the gross exposure as they are principally used for risk management purposes.
(e)	Net gains and losses include all revenue related to the positions (i.e., interest income, changes in fair value of the assets, changes in fair value of the related risk management positions, and interest expense related to the liabilities funding the positions).

JPMorgan Chase & Co. / 2008 Annual Report	139

Notes to consolidated financial statements

Residential mortgages
Prime Mortgage – The Firm had exposure of $11.2 billion to prime mortgages carried at fair value through earnings or at the lower of cost or fair value at December 31, 2008, which consisted of $2.9 billion of securities (including $1.2 billion of forward purchase commitments), largely rated “AAA”, and $8.3 billion of first-lien mortgages.
Alt-A mortgage – The Firm had exposure of $3.9 billion to Alt-A mortgages carried at fair value through earnings or at the lower of cost or fair value at December 31, 2008, which consisted of $787 million of securities and $3.1 billion of first-lien mortgages.
Subprime mortgage – The Firm had exposure of $941 million to sub-prime mortgages carried at fair value through earnings or at the lower of cost or fair value at December 31, 2008, which included $680 million of securities and $261 million of first-lien mortgages.
Classification and Valuation
Residential mortgage loans and mortgage-backed securities are classified within level 2 or level 3 of the valuation hierarchy depending on the level of liquidity and activity in the markets for a particular product. Level 3 assets include residential whole loans, prime and Alt-A residential mortgage-backed securities rated below “AAA”, subprime residential mortgage-backed securities and single-name CDS on ABS. Products that continue to have reliable price transparency as evidenced by consistent market transactions, such as AAA-rated prime and Alt-A securities, as well as agency securities, continue to be classified in level 2.
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
When relevant market activity is not occurring or is limited, the fair value is estimated as follows:
Residential mortgage loans – Fair value of residential mortgage loans is estimated by projecting the expected cash flows and discounting those cash flows at a rate reflective of current market liquidity. To estimate the projected cash flows (inclusive of assumptions of prepayment, default rates and loss severity), specific consideration is given to both borrower-specific and other market factors including, but not limited to: the borrower’s FICO score; the type of collateral supporting the loan; an estimate of the current value of the collateral supporting the loan; the level of documentation for the loan; and market-derived expectations for home price appreciation or depreciation in the respective geography of the borrower.
Residential mortgage-backed securities – Fair value of residential mortgage-backed securities is estimated considering the value of the collateral and the specific attributes of the securities held by the Firm. The value of the collateral pool supporting the securities is analyzed using the same techniques and factors described above for residential mortgage loans, albeit in a more aggregated manner across the pool. For example, average FICO scores, average delinquency rates, average loss severities and prepayment rates, among other metrics, may be evaluated. In addition, as each securitization vehicle distributes cash in a manner or order that is predetermined at the inception of the vehicle, the priority in which each particular mortgage-backed security is allocated cash flows, and the level of credit enhancement that is in place to support those cash flows, are key considerations in deriving the value of residential mortgage-backed securities. Finally, the risk premium that investors demand for securitized products in today’s market is factored into the valuation. To benchmark its valuations, the Firm looks to transactions for similar instruments and utilizes independent pricing provided by third-party vendors, broker quotes and relevant market indices such as the ABX index, as applicable. While none of those sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Firm’s estimates.
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
The Firm had exposure to $7.2 billion of commercial mortgage-backed assets carried at fair value through earnings or at the lower of cost or fair value at December 31, 2008, which consisted of $2.8 billion of securities, largely rated “AAA”, and $4.4 billion of first-lien mortgages, largely in the U.S.
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
Commercial mortgage loans – Fair value of commercial mortgage loans is estimated by projecting the expected cash flows and discounting those cash flows at a rate reflective of current market liquidity. To estimate the projected cash flows, consideration is given to both borrower-specific and other market factors including, but not limited to: the borrower’s debt-to-service coverage ratio; the type of commercial property (e.g., retail, office, lodging, multi-family, etc.); an estimate of the current loan-to-value ratio; and market-derived expectations for property price appreciation or depreciation in the respective geographic location.

140	JPMorgan Chase & Co. / 2008 Annual Report

Commercial mortgage-backed securities – When relevant market activity is not present or is limited, the value of commercial mortgage-backed securities is estimated considering the value of the collateral and the specific attributes of the securities held by the Firm. The value of the collateral pool supporting the securities is analyzed using the same techniques and factors described above for the valuation of commercial mortgage loans, albeit in a more aggregated manner across the pool. For example, average delinquencies, loan or geographic concentrations and average debt-service coverage ratios, among other metrics, may be evaluated. In addition, as each securitization vehicle distributes cash in a manner or order that is predetermined at the inception of the vehicle, the priority in which each particular mortgage-backed security is allocated cash flows, and the level of credit enhancement that is in place to support those cash flows, are key considerations in deriving the value of commercial mortgage-backed securities. Finally, the risk premium that investors demand for securitized products in today’s market is factored into the valuation. To benchmark its valuations, the Firm utilizes independent pricing provided by third-party vendors, and broker quotes, as applicable. While none of those sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Firm’s estimates.

The following table presents mortgage-related activities within the available-for-sale securities portfolio.

			Unrealized gains/(losses)
			included in other
		Net gains/(losses)	comprehensive income
		reported in income –	(pretax) –
	Exposures as of	year ended	year ended
(in millions)	December 31, 2008	December 31, 2008(a)	December 31, 2008

U.S. residential mortgage:
Prime	$6,027	$(32)	$(1,769)
Alt-A	868	—	(196)
Subprime	194	(89)	(32)

Non-U.S. residential	2,075	2	(156)

Commercial mortgage	3,939	—	(684)

U.S. government and federal agency obligations:
Mortgage-backed securities	$6,424	$23	$165
Collateralized mortgage obligations	558	(5)	(4)
U.S. government-sponsored enterprise obligations:
Mortgage-backed securities	110,403	458	1,915
Direct obligations	9,657	11	(54)

(a)	Excludes related net interest income.

Exposures in the table above include $140.1 billion of mortgage-backed securities classified as available-for-sale in the Firm’s Consolidated Balance Sheets at December 31, 2008. These investments are primarily used as part of the Firm’s centralized risk management of structural interest rate risk (the sensitivity of the Firm’s aggregate balance sheet to changes in interest rates). Changes in the Firm’s structural interest rate position, as well as changes in the overall interest rate environment, are continually monitored, resulting in periodic repositioning of mortgage-backed securities classified as available-for-sale. Given that this portfolio is primarily used to manage interest rate risk, predominantly all of these securities are backed by either U.S. government agencies, government sponsored entities, or they are rated “AAA”.
Investment securities in the available-for-sale portfolio include:
•	$6.9 billion of prime and Alt-A securities, principally rated “AAA”. The fair value of these securities is determined based upon independent pricing services supported by relevant and observable market data for similar securities. The Firm classifies these securities in level 2 of the valuation hierarchy.
•	$3.9 billion of commercial mortgage-backed securities, principally rated “AAA”. The fair value of these securities is determined using a third party pricing service that uses relevant and observable market data. The Firm classifies these securities in level 2 of the valuation hierarchy.

•	$127.0 billion of U.S. government agencies or U.S. government-sponsored enterprise mortgage-backed securities. Where these securities trade in active markets and there is market-observable pricing, they are classified in level 1 of the valuation hierarchy. Where the determination of fair value is based on broker quotes and independent pricing services, supported by relevant and observable market data, the Firm classifies such securities in level 2 of the valuation hierarchy.

JPMorgan Chase & Co. / 2008 Annual Report	141

Notes to consolidated financial statements

SFAS 157 Transition
In connection with the initial adoption of SFAS 157, the Firm recorded the following on January 1, 2007:
•	a cumulative effect increase to retained earnings of $287 million, primarily related to the release of profit previously deferred in accordance with EITF 02-3;
•	an increase to pretax income of $166 million ($103 million after-tax) related to the incorporation of the Firm’s creditworthiness in the valuation of liabilities recorded at fair value; and
•	an increase to pretax income of $464 million ($288 million after-tax) related to valuations of nonpublic private equity investments.
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
Prior to the adoption of SFAS 157 the Firm did not incorporate an adjustment into the valuation of liabilities carried at fair value on the Consolidated Balance Sheets. Commencing January 1, 2007, in accordance with the requirements of SFAS 157, an adjustment was made to the valuation of liabilities measured at fair value to reflect the credit quality of the Firm.
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
Financial disclosures required by SFAS 107
Many but not all of the financial instruments held by the Firm are recorded at fair value on the Consolidated Balance Sheets. SFAS 107 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair value. Financial instruments within the scope of SFAS 107 are included in the table below. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of JPMorgan Chase. For example, the Firm has developed long-term relationships with its customers through its deposit base and credit card accounts, commonly referred to as core deposit intangibles and credit card relationships. In the opinion of management, these items, in the aggregate, add significant value to JPMorgan Chase, but their fair value is not disclosed in this Note.
Financial instruments for which fair value approximates carrying value
Certain financial instruments that are not carried at fair value on the Consolidated Balance Sheets are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk. These instruments include cash and due from banks, deposits with banks, federal funds sold and securities purchased under resale agreements and securities borrowed with short-dated maturities, short-term receivables and accrued interest receivable, commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements with short-dated maturities, other borrowed funds (excluding advances from Federal Home Loan Banks), accounts payable and accrued liabilities. In addition, SFAS 107 requires that the fair value for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value. SFAS 107 does not allow for the recognition of the inherent funding value of these instruments.

142	JPMorgan Chase & Co. / 2008 Annual Report

The following table presents the carrying value and estimated fair value of financial assets and liabilities as required by SFAS 107 (a discussion of the valuation of the individual instruments can be found at the beginning of this Note or following the table below).

	2008			2007
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
December 31, (in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$226.0	$226.0	$—	$76.4	$76.4	$—
Federal funds sold and securities purchased under resale agreements (included $20.8 and $19.1 at fair value at December 31, 2008 and 2007, respectively)	203.1	203.1	—	170.9	170.9	—
Securities borrowed (included $3.4 and zero at fair value at December 31, 2008 and 2007, respectively)	124.0	124.0	—	84.2	84.2	—
Trading assets	510.0	510.0	—	491.4	491.4	—
Securities	205.9	205.9	—	85.4	85.4	—
Loans (included $7.7 and $8.7 at fair value at December 31, 2008 and 2007, respectively)	721.7	700.0	(21.7)	510.1	510.7	0.6
Mortgage servicing rights at fair value	9.4	9.4	—	8.6	8.6	—
Other (included $29.2 and $22.2 at fair value at December 31, 2008 and 2007, respectively)	104.6	104.7	0.1	66.6	67.1	0.5

Total financial assets	$2,104.7	$2,083.1	$(21.6)	$1,493.6	$1,494.7	$1.1

Financial liabilities
Deposits (included $5.6 and $6.4 at fair value at December 31, 2008 and 2007, respectively)(a)	$1,009.3	$1,010.2	$(0.9)	$740.7	$741.3	$(0.6)
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3.0 and $5.8 at fair value at December 31, 2008 and 2007, respectively)	192.5	192.5	—	154.4	154.4	—
Commercial paper	37.8	37.8	—	49.6	49.6	—
Other borrowed funds (included $14.7 and $10.8 at fair value at December 31, 2008 and 2007, respectively)	132.4	134.1	(1.7)	28.8	28.8	—
Trading liabilities	166.9	166.9	—	157.9	157.9	—
Accounts payable and other liabilities	183.3	183.3	—	89.0	89.0	—
Beneficial interests issued by consolidated VIEs (included $1.7 and $3.0 at fair value at December 31, 2008 and 2007, respectively)	10.6	10.5	0.1	14.0	13.9	0.1
Long-term debt and junior subordinated deferrable interest debentures (included $58.2 and $70.5 at fair value at December 31, 2008 and 2007, respectively)(b)	270.7	262.1	8.6	199.0	198.7	0.3

Total financial liabilities	$2,003.5	$1,997.4	$6.1	$1,433.4	$1,433.6	$(0.2)

Net (depreciation) appreciation			$(15.5)			$0.9

(a)	The fair value of interest-bearing deposits are estimated by discounting cash flows using the appropriate market rates for the applicable maturity.
(b)	Fair value for long-term debt, including junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities, is based upon current market rates and adjusted for JPMorgan Chase’s credit quality.

The majority of the Firm’s unfunded lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets nor are they actively traded. Although there is no liquid secondary market for wholesale commitments, the Firm estimates the fair value of its wholesale lending-related commitments primarily using the cost of credit derivatives (which is adjusted to account for the difference in recovery rates between bonds, upon which the cost of credit derivatives is based, and loans) and loan equivalents (which represent the portion of an unused commitment expected, based upon the Firm’s average portfolio historical experience, to become outstanding in the event an obligor defaults). On this basis, the estimated fair value of the Firm’s lending-related commitments at December 31, 2008 and 2007, was a liability of $7.5 billion and $1.9 billion, respectively. The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower prior notice, or, in some cases, without notice as permitted by law.

JPMorgan Chase & Co. / 2008 Annual Report	143

Notes to consolidated financial statements

Note 5 – Fair value option
In February 2007, the FASB issued SFAS 159, which was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Firm chose early adoption for SFAS 159 effective January 1, 2007. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.
Elections
The following is a discussion of the primary financial instruments for which fair value elections were made and the basis for those elections:
Loans and unfunded lending-related commitments
On January 1, 2007, the Firm elected to record, at fair value, the following:
•	Loans and unfunded lending-related commitments that are extended as part of IB’s principal investing activities. The transition amount related to these loans included a reversal of the allowance for loan losses of $56 million.
•	Certain loans held-for-sale. These loans were reclassified to trading assets – debt and equity instruments. This election enabled the Firm to record loans purchased as part of the Investment Bank’s commercial mortgage securitization activity and proprietary activities at fair value and discontinue SFAS 133 fair value hedge relationships for certain originated loans.
Beginning on January 1, 2007, the Firm chose to elect fair value as the measurement attribute for the following loans originated or purchased after that date:
•	Loans purchased or originated as part of IB’s securitization warehousing activities.
•	Prime mortgage loans originated with the intent to sell within Retail Financial Services (“RFS”).
The election to fair value the above loans did not include loans within these portfolios that existed on January 1, 2007, based upon the short holding period of the loans and/or the negligible impact of the elections.
Warehouse loans elected to be reported at fair value are classified as trading assets – debt and equity instruments. For additional information regarding warehouse loans, see Note 16 on pages 168–176 of this Annual Report.
Beginning in the third quarter of 2007, the Firm elected the fair value option for newly originated bridge financing activity in IB. These elections were made to align further the accounting basis of the bridge financing activities with their related risk management practices. For these activities, the loans continue to be classified within loans on the Consolidated Balance Sheets; the fair value of the unfunded commitments is recorded within accounts payable and other liabilities.
Securities Financing Arrangements
On January 1, 2007, the Firm elected to record at fair value resale and repurchase agreements with an embedded derivative or a maturity of greater than one year. The intent of this election was to mitigate volatility due to the differences in the measurement basis for the agreements (which were previously accounted for on an accrual basis) and the associated risk management arrangements (which are accounted for on a fair value basis). An election was not made for short-term agreements, as the carrying value for such agreements generally approximates fair value. For additional information regarding these agreements, see Note 13 on pages 162–163 of this Annual Report.
In the second quarter of 2008, the Firm began electing the fair value option for newly transacted securities borrowed and securities lending agreements with a maturity of greater than one year. An election was not made for any short-term agreements, as the carrying value for such agreements generally approximates fair value.
Structured Notes
IB issues structured notes as part of its client-driven activities. Structured notes are financial instruments that contain embedded derivatives and are included in long-term debt. On January 1, 2007, the Firm elected to record at fair value all structured notes not previously elected or eligible for election under SFAS 155. The election was made to mitigate the volatility due to the differences in the measurement basis for structured notes and the associated risk management arrangements as well as to eliminate the operational burdens of having different accounting models for the same type of financial instrument.
Other
In the third quarter of 2008, the Firm elected the fair value option for the ABCP investments purchased under the Federal Reserve’s AML Facility for U.S. money market mutual funds, as well as the related nonrecourse advance from the Federal Reserve Bank of Boston (“FRBB”). At December 31, 2008, ABCP investments of $11.2 billion were recorded in other assets; the corresponding non-recourse liability to the FRBB in the same amount was recorded in other borrowed funds. For further discussion, see Note 21 on page 190 of this Annual Report.
In 2008, the Firm elected the fair value option for certain loans acquired as part of the Bear Stearns merger that were included in the trading portfolio and for prime mortgages previously designated as held-for-sale by Washington Mutual as part of the Washington Mutual transaction. In addition, the Firm elected the fair value option for certain tax credit and other equity investments acquired as part of the Washington Mutual transaction.

144	JPMorgan Chase & Co. / 2008 Annual Report

Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the years ended December 31, 2008 and 2007, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2008				2007
	Principal	Other		Total changes in	Principal	Other		Total changes in
December 31, (in millions)	transactions(c)	income(c)		fair value recorded	transactions(c)	income(c)		fair value recorded

Federal funds sold and securities purchased under resale agreements	$1,139	$—		$1,139	$580	$—		$580
Securities borrowed	29	—		29	—	—		—

Trading assets:
Debt and equity instruments, excluding loans	(870)	(58	)(d)	(928)	421	(1	)(d)	420
Loans reported as trading assets:
Changes in instrument-specific credit risk	(9,802)	(283	)(d)	(10,085)	(517)	(157	)(d)	(674)
Other changes in fair value	696	1,178	(d)	1,874	188	1,033	(d)	1,221
Loans:
Changes in instrument-specific credit risk	(1,991)	—		(1,991)	102	—		102
Other changes in fair value	(42)	—		(42)	40	—		40
Other assets	—	(660	)(e)	(660)	—	30	(e)	30

Deposits(a)	(132)	—		(132)	(906)	—		(906)
Federal funds purchased and securities loaned or sold under repurchase agreements	(127)	—		(127)	(78)	—		(78)
Other borrowed funds(a)	1,888	—		1,888	(412)	—		(412)
Trading liabilities	35	—		35	(17)	—		(17)
Accounts payable and other liabilities	—	—		—	(460)	—		(460)
Beneficial interests issued by consolidated VIEs	355	—		355	(228)	—		(228)
Long-term debt:
Changes in instrument-specific credit risk(a)	1,174	—		1,174	771	—		771
Other changes in fair value(b)	16,202	—		16,202	(2,985)	—		(2,985)

(a)	Total changes in instrument-specific credit risk related to structured notes were $1.2 billion and $806 million for the years ended December 31, 2008 and 2007, respectively, which includes adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.
(b)	Structured notes are debt instruments with embedded derivatives that are tailored to meet a client’s need for derivative risk in funded form. The embedded derivative is the primary driver of risk. The 2008 gain included in “Other changes in fair value” results from a significant decline in the value of certain structured notes where the embedded derivative is principally linked to either equity indices or commodity prices, both of which declined sharply during the second half of 2008. Although the risk associated with the structured notes is actively managed, the balance reported in this table does not include the income statement impact of such risk management instruments.
(c)	Included in the amounts are gains and losses related to certain financial instruments previously carried at fair value by the Firm, such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of the Investment Bank’s trading activities.
(d)	Reported in mortgage fees and related income.
(e)	Reported in other income.

Determination of instrument-specific credit risk for items for which a fair value election was made
The following describes how the gains and losses included in earnings during 2008 and 2007, which were attributable to changes in instrument-specific credit risk, were determined.
•	Loans and lending-related commitments: For floating-rate instruments, all changes in value are attributed to instrument-specific credit risk. For fixed-rate instruments, an allocation of the changes in value for the period is made between those changes in value that are interest rate-related and changes in value that are credit-related. Allocations are generally based upon an analysis of borrower-specific credit spread and recovery information, where available, or benchmarking to similar entities or industries.
•	Long-term debt: Changes in value attributable to instrument-specific credit risk were derived principally from observable changes in the Firm’s credit spread. The gain for 2008 and 2007 was attributable to the widening of the Firm’s credit spread.
•	Resale and repurchase agreements, securities borrowed agreements and securities lending agreements: Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount loaned; as a result, there would be no adjustment or an immaterial adjustment for instrument-specific credit risk related to these agreements.
Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2008 and 2007, for loans and long-term debt for which the SFAS 159 fair value option has been elected. The loans were classified in trading assets – debt and equity instruments or in loans.

JPMorgan Chase & Co. / 2008 Annual Report	145

Notes to consolidated financial statements

	2008				2007
				Fair value				Fair value
	Remaining			over (under)	Remaining			over (under)
	aggregate			remaining	aggregate			remaining
	contractual			aggregate	contractual			aggregate
	principal			contractual	principal			contractual
	amount			principal amount	amount			principal amount
December 31, (in millions)	outstanding		Fair value	outstanding	outstanding		Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—		$—	$—	$—		$—	$—
Loans	—		—	—	11		11	—
Nonaccrual loans
Loans reported as trading assets	7,454		1,519	(5,935)	3,044		1,176	(1,868)
Loans	189		51	(138)	15		5	(10)

Subtotal	7,643		1,570	(6,073)	3,070		1,192	(1,878)
All other performing loans
Loans reported as trading assets	34,038		30,283	(3,755)	56,164		56,638	474
Loans	10,206		7,441	(2,765)	9,011		8,580	(431)

Total loans	$51,887		$39,294	$(12,593)	$68,245		$66,410	$(1,835)

Long-term debt
Principal protected debt	$(27,043	)(b)	$(26,241)	$(802)	$(24,262	)(b)	$(24,033)	$(229)
Nonprincipal protected debt(a)	NA		(31,973)	NA	NA		(46,423)	NA

Total long-term debt	NA		$(58,214)	NA	NA		$(70,456)	NA

FIN 46R long-term beneficial interests
Principal protected debt	$—		$—	$—	$(58)		$(58)	$—
Nonprincipal protected debt(a)	NA		(1,735)	NA	NA		(2,946)	NA

Total FIN 46R long-term beneficial interests	NA		$(1,735)	NA	NA		$(3,004)	NA

(a)	Remaining contractual principal is not applicable to nonprincipal protected notes. Unlike principal protected notes for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal protected notes do not obligate the Firm to return a stated amount of principal at maturity but to return an amount based upon the performance of an underlying variable or derivative feature embedded in the note.
(b)	Where the Firm issues principal protected zero coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.

The contractual amount of unfunded lending-related commitments for which the fair value option was elected was negligible at December 31, 2008. At December 31, 2007, the contractual amount of unfunded lending-related commitments for which the fair value option was elected was $1.0 billion with a corresponding fair value of $25 million. Such commitments are reflected as liabilities and included in accounts payable and other liabilities.
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
The following table presents principal transactions revenue.

Year ended December 31, (in millions)	2008	2007	2006

Trading revenue	$(9,791)	$4,736	$9,418
Private equity gains (losses)(a)	(908)	4,279	1,360

Principal transactions	$(10,699)	$9,015	$10,778

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity and those held in other business segments.
Trading assets and liabilities
Trading assets include debt and equity instruments held for trading purposes that JPMorgan Chase owns (“long” positions), certain loans for which the Firm manages on a fair value basis and has elected the SFAS 159 fair value option, and physical commodities inventories that are accounted for at the lower of cost or fair value. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading assets and liabilities are carried at fair value on the Consolidated Balance Sheets. For a discussion of the valuation of trading assets and trading liabilities, see Note 5 on pages 144–146 of this Annual Report.

146	JPMorgan Chase & Co. / 2008 Annual Report

The following table presents the fair value of trading assets and trading liabilities for the dates indicated.

December 31, (in millions)	2008	2007

Trading assets

Debt and equity instruments:(a)
U.S. government and federal agency obligations:
U.S. treasuries	$22,121	$32,378
Mortgage-backed securities	6,037	791
Agency obligations	35	2,264
U.S. government-sponsored enterprise obligations:
Mortgage-backed securities	52,871	33,910
Direct obligations	9,149	9,928
Obligations of state and political subdivisions	13,002	13,090
Certificates of deposit, bankers’ acceptances and commercial paper	7,492	8,252
Debt securities issued by non-U.S. governments	38,647	67,921
Corporate debt securities	60,323	53,941
Equity securities	78,546	93,248
Loans	31,802	57,814
Mortgage-backed securities:
Prime	1,725	6,136
Alt-A	787	3,572
Subprime	680	1,459
Non-U.S. residential	805	974
Commercial	2,816	8,256
Asset-backed securities:
Credit card receivables	1,296	321
Automobile loans	722	605
Other consumer loans	1,343	2,675
Commercial and industrial loans	1,604	169
Collateralized debt obligations	3,868	4,879
Other	687	1,026
Physical commodities	3,581	4,490
Other	7,418	6,174

Total debt and equity instruments	347,357	414,273

Derivative receivables:
Interest rate	64,101	36,020
Credit	44,695	22,083
Commodity	14,830	9,419
Foreign exchange	24,715	5,616
Equity	14,285	3,998

Total derivative receivables	162,626	77,136

Total trading assets	$509,983	$491,409

December 31, (in millions)	2008	2007

Trading liabilities
Debt and equity instruments(b)	$45,274	$89,162
Derivative payables:
Interest rate	48,449	25,542
Credit	23,566	11,613
Commodity	11,921	6,942
Foreign exchange	20,352	7,552
Equity	17,316	17,056

Total derivative payables	121,604	68,705

Total trading liabilities	$166,878	$157,867

(a)	Prior periods have been revised to reflect the current presentation.
(b)	Primarily represents securities sold, not yet purchased.
Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. As permitted under FIN 39, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The netted amount of cash collateral received and paid was $103.6 billion and $72.4 billion, respectively, at December 31, 2008, and $34.9 billion and $24.6 billion, respectively, at December 31, 2007. The Firm received and paid excess collateral of $22.2 billion and $3.7 billion, respectively, at December 31, 2008, and $17.4 billion and $2.4 billion, respectively, at December 31, 2007. This additional collateral received and paid secures potential exposure that could arise in the derivatives portfolio should the mark-to-market of the transactions move in the Firm’s favor or the client’s favor, respectively, and is not nettable against the derivative receivables or payables in the table above. The above amounts also exclude liquid securities held and posted as collateral by the Firm to secure derivative receivables and derivative payables. Collateral amounts held and posted in securities form are not recorded on the Firm’s balance sheet, and are therefore not nettable against derivative receivables. The Firm held securities collateral of $19.8 billion and $9.8 billion at December 31, 2008 and 2007, respectively, related to derivative receivables. The Firm posted $11.8 billion and $5.9 billion of securities collateral at December 31, 2008 and 2007, respectively, related to derivative payables.
Average trading assets and liabilities were as follows for the periods indicated.

Year ended December 31, (in millions)	2008	2007	2006

Trading assets – debt and equity instruments	$384,102	$381,415	$280,079
Trading assets – derivative receivables	121,417	65,439	57,368

Trading liabilities – debt and equity instruments(a)	$78,841	$94,737	$102,794
Trading liabilities – derivative payables	93,200	65,198	57,938

(a)	Primarily represent securities sold, not yet purchased.
Private equity investments
Private equity investments are recorded in other assets on the Consolidated Balance Sheets. The following table presents the carrying value and cost of the private equity investment portfolio held by the Private Equity business within Corporate/Private Equity for the dates indicated.

December 31,	2008		2007
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$6,852	$8,257	$7,153	$6,231

The above private equity investments include investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held, are carried on the Consolidated Balance Sheets at fair value. Realized and unrealized gains and losses arising from changes in fair

JPMorgan Chase & Co. / 2008 Annual Report	147

Notes to consolidated financial statements

value are reported in principal transactions revenue in the Consolidated Statements of Income in the period that the gains or losses are recognized. For a discussion of the valuation of private equity investments, see Note 5 on pages 144–146 of this Annual Report.
Note 7 – Other noninterest revenue
Investment banking fees
This revenue category includes advisory and equity and debt underwriting fees. Advisory fees are recognized as revenue when the related services have been performed. Underwriting fees are recognized as revenue when the Firm has rendered all services to the issuer and is entitled to collect the fee from the issuer, as long as there are no other contingencies associated with the fee (e.g., the fee is not contingent upon the customer obtaining financing). Underwriting fees are net of syndicate expense; the Firm recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria.
The following table presents the components of Investment banking fees.

Year ended December 31, (in millions)	2008	2007	2006

Underwriting:
Equity	$1,477	$1,713	$1,179
Debt	2,094	2,650	2,703

Total underwriting	3,571	4,363	3,882
Advisory	1,955	2,272	1,638

Total investment banking fees	$5,526	$6,635	$5,520

Lending & deposit-related fees
This revenue category includes fees from loan commitments, standby letters of credit, financial guarantees, deposit-related fees in lieu of compensating balances, cash management-related activities or transactions, deposit accounts and other loan-servicing activities. These fees are recognized over the period in which the related service is provided.
Asset management, administration and commissions
This revenue category includes fees from investment management and related services, custody, brokerage services, insurance premiums and commissions, and other products. These fees are recognized over the period in which the related service is provided. Performance-based fees, which are earned based upon exceeding certain benchmarks or other performance targets, are accrued and recognized at the end of the performance period in which the target is met.
The following table presents components of asset management, administration and commissions.

Year ended December 31, (in millions)	2008	2007	2006

Asset management:
Investment management fees	$5,562	$6,364	$4,429
All other asset management fees	432	639	567

Total asset management fees	5,994	7,003	4,996
Total administration fees(a)	2,452	2,401	2,430
Commission and other fees:
Brokerage commissions	3,141	2,702	2,184
All other commissions and fees	2,356	2,250	2,245

Total commissions and fees	5,497	4,952	4,429

Total asset management, administration and commissions	$13,943	$14,356	$11,855

(a)	Includes fees for custody, securities lending, funds services and broker-dealer clearance.
Mortgage fees and related income
This revenue category primarily reflects Retail Financial Services’ mortgage banking revenue, including: fees and income derived from mortgages originated with the intent to sell; mortgage sales and servicing; the impact of risk management activities associated with the mortgage pipeline, warehouse loans and MSRs; and revenue related to any residual interests held from mortgage securitizations. This revenue category also includes gains and losses on sales and lower of cost or fair value adjustments for mortgage loans held-for-sale, as well as changes in fair value for mortgage loans originated with the intent to sell and measured at fair value under SFAS 159. For loans measured at fair value under SFAS 159, origination costs are recognized in the associated expense category as incurred. Costs to originate loans held-for-sale and accounted for at the lower of cost or fair value are deferred and recognized as a component of the gain or loss on sale. Net interest income from mortgage loans and securities gains and losses on available-for-sale (“AFS”) securities used in mortgage-related risk management activities are recorded in interest income and securities gains (losses), respectively. For a further discussion of MSRs, see Note 18 on pages 187–188 of this Annual Report.
Credit card income
This revenue category includes interchange income from credit and debit cards and servicing fees earned in connection with securitization activities. Volume-related payments to partners and expense for rewards programs are netted against interchange income; expense related to rewards programs are recorded when the rewards are earned by the customer, as more fully described below. Other fee revenue is recognized as earned, except for annual fees, which are deferred and recognized on a straight-line basis over the 12-month period to which they pertain. Direct loan origination costs are also deferred and recognized over a 12-month period. In addition, due to the consolidation of Chase Paymentech Solutions in the fourth quarter of 2008, this category now includes net fees earned for processing card transactions for merchants.

148	JPMorgan Chase & Co. / 2008 Annual Report

Credit card revenue sharing agreements
The Firm has contractual agreements with numerous affinity organizations and co-brand partners, which grant the Firm exclusive rights to market to the members or customers of such organizations and partners. These organizations and partners endorse the credit card programs and provide their mailing lists to the Firm, and they may also conduct marketing activities and provide awards under the various credit card programs. The terms of these agreements generally range from three to ten years. The economic incentives the Firm pays to the endorsing organizations and partners typically include payments based upon new account originations, charge volumes, and the cost of the endorsing organizations’ or partners’ marketing activities and awards.
The Firm recognizes the payments made to the affinity organizations and co-brand partners based upon new account originations as direct loan origination costs. Payments based upon charge volumes are considered by the Firm as revenue sharing with the affinity organizations and co-brand partners, which are deducted from interchange income as the related revenue is earned. Payments based upon marketing efforts undertaken by the endorsing organization or partner are expensed by the Firm as incurred. These costs are recorded within noninterest expense.
Note 8 – Interest income and Interest expense
Details of interest income and interest expense were as follows.

Year ended December 31, (in millions)	2008	2007	2006

Interest income(a)
Loans(b)	$38,347	$36,660	$33,121
Securities(b)	6,344	5,232	4,147
Trading assets	17,236	17,041	10,942
Federal funds sold and securities purchased under resale agreements	5,983	6,497	5,578
Securities borrowed	2,297	4,539	3,402
Deposits with banks	1,916	1,418	1,265
Interests in purchased receivables(b)	—	—	652
Other assets(c)	895	—	—

Total interest income	73,018	71,387	59,107

Interest expense(a)
Interest-bearing deposits	14,546	21,653	17,042
Short-term and other liabilities(d)	10,933	16,142	14,086
Long-term debt	8,355	6,606	5,503
Beneficial interests issued by consolidated VIEs	405	580	1,234

Total interest expense	34,239	44,981	37,865

Net interest income	38,779	26,406	21,242

Provision for credit losses	19,445	6,864	3,270
Provision for credit losses – accounting conformity(e)	1,534	—	—

Total provision for credit losses	$20,979	$6,864	$3,270

Net interest income after provision for credit losses	$17,800	$19,542	$17,972

(a)	Interest income and interest expense include the current period interest accruals for financial instruments measured at fair value except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133 absent the SFAS 159 fair value election; for those instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.

(b)	As a result of restructuring certain multi-seller conduits the Firm administers, JPMorgan Chase deconsolidated $29 billion of interests in purchased receivables, $3 billion of loans and $1 billion of securities and recorded $33 billion of lending-related commitments during 2006.
(c)	Predominantly margin loans.
(d)	Includes brokerage customer payables.
(e)	Includes accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.
Note 9 – Pension and other postretirement employee benefit plans
The Firm’s defined benefit pension plans are accounted for in accordance with SFAS 87 and SFAS 88, and its other postretirement employee benefit (“OPEB”) plans are accounted for in accordance with SFAS 106. In September 2006, the FASB issued SFAS 158, which requires companies to recognize on their Consolidated Balance Sheets the overfunded or underfunded status of their defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation. SFAS 158 requires unrecognized amounts (e.g., net loss and prior service costs) to be recognized in accumulated other comprehensive income (loss) (“AOCI”) and that these amounts be adjusted as they are subsequently recognized as components of net periodic benefit cost based upon the current amortization and recognition requirements of SFAS 87 and SFAS 106. The Firm prospectively adopted SFAS 158 on December 31, 2006, and recorded an after-tax charge to AOCI of $1.1 billion at that date.
SFAS 158 also eliminates the provisions of SFAS 87 and SFAS 106 that allow plan assets and obligations to be measured as of a date not more than three months prior to the reporting entity’s balance sheet date. The Firm uses a measurement date of December 31 for its defined benefit pension and OPEB plans; therefore, this provision of SFAS 158 had no effect on the Firm’s financial statements.
For the Firm’s defined benefit pension plans, fair value is used to determine the expected return on plan assets. For the Firm’s OPEB plans, a calculated value that recognizes changes in fair value over a five-year period is used to determine the expected return on plan assets. Amortization of net gains and losses is included in annual net periodic benefit cost if, as of the beginning of the year, the net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the fair value of the plan assets. Any excess, as well as prior service costs, are amortized over the average future service period of defined benefit pension plan participants, which for the U.S. defined benefit pension plan is currently nine years (the decrease of one year from the prior year in the assumptions is related to pension plan demographic assumption revisions at December 31, 2007, to reflect recent experience relating to the form and timing of benefit distributions and rates of turnover). For OPEB plans, any excess net gains and losses also are amortized over the average future service period, which is currently six years; however, prior service costs are amortized over the average years of service remaining to full eligibility age, which is currently four years. The amortization periods for net gains and losses and prior service costs for OPEB are unchanged from the prior year.

JPMorgan Chase & Co. / 2008 Annual Report	149

Notes to consolidated financial statements

Defined benefit pension plans
The Firm has a qualified noncontributory U.S. defined benefit pension plan that provides benefits to substantially all U.S. employees. The U.S. plan employs a cash balance formula in the form of pay and interest credits to determine the benefits to be provided at retirement, based upon eligible compensation and years of service. Employees begin to accrue plan benefits after completing one year of service, and beginning January 1, 2008, benefits generally vest after three years of service. The Firm also offers benefits through defined benefit pension plans to qualifying employees in certain non-U.S. locations based upon factors such as eligible compensation, age and/or years of service.
It is the Firm’s policy to fund the pension plans in amounts sufficient to meet the requirements under applicable employee benefit and local tax laws. On January 15, 2009, the Firm made a discretionary cash contribution to its U.S. defined benefit pension plan of $1.3 billion, funding the plan to the maximum allowable amount under applicable tax law. The expected amount of 2009 contributions to its non-U.S. defined benefit pension plans is $44 million, of which $20 million is contractually required. The amount of potential 2009 contributions to the United Kingdom (“U.K.”) defined benefit plans is not reasonably estimable at this time.
JPMorgan Chase also has a number of defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act. The most significant of these plans is the Excess Retirement Plan, pursuant to which certain employees earn pay and interest credits on compensation amounts above the maximum stipulated by law under a qualified plan. The Excess Retirement Plan had an unfunded projected benefit obligation in the amount of $273 million and $262 million, at December 31, 2008 and 2007, respectively.
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
OPEB plans
JPMorgan Chase offers postretirement medical and life insurance benefits to certain retirees and postretirement medical benefits to qualifying U.S. employees. These benefits vary with length of service and date of hire and provide for limits on the Firm’s share of covered medical benefits. The medical benefits are contributory, while the life insurance benefits are noncontributory. Postretirement medical benefits also are offered to qualifying U.K. employees.
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

150	JPMorgan Chase & Co. / 2008 Annual Report

The following table presents the changes in benefit obligations and plan assets and funded status amounts reported on the Consolidated Balance Sheets for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
As of or for the year ended December 31,	U.S.		Non-U.S.		OPEB plans(d)
(in millions)	2008	2007	2008	2007	2008		2007

Change in benefit obligation
Benefit obligation, beginning of year	$(7,556)	$(8,098)	$(2,743)	$(2,917)	$(1,204)		$(1,443)
Benefits earned during the year	(278)	(270)	(29)	(36)	(5)		(7)
Interest cost on benefit obligations	(488)	(468)	(142)	(144)	(74)		(74)
Plan amendments	—	—	—	2	—		—
Business combinations	—	—	—	—	(1	)(e)	—
Liabilities of newly material plans	—	—	—	(5)	—		—
Employee contributions	NA	NA	(3)	(3)	(61)		(57)
Net gain (loss)	(147)	494	214	327	99		231
Benefits paid	673	789	105	90	154		165
Expected Medicare Part D subsidy receipts	NA	NA	NA	NA	(10)		(11)
Curtailments	—	—	—	4	(6)		(6)
Settlements	—	—	—	24	—		—
Special termination benefits	—	—	(3)	(1)	—		(1)
Foreign exchange impact and other	—	(3)	594	(84)	13		(1)

Benefit obligation, end of year	$(7,796)	$(7,556)	$(2,007)	$(2,743)	$(1,095)		$(1,204)

Change in plan assets
Fair value of plan assets, beginning of year	$9,960	$9,955	$2,933	$2,813	$1,406		$1,351
Actual return on plan assets	(2,377)	753	(298)	57	(246)		87
Firm contributions	38	37	88	92	3		3
Employee contributions	—	—	3	3	—		—
Assets of newly material plans	—	—	—	3	—		—
Benefits paid	(673)	(789)	(105)	(90)	(37)		(35)
Settlements	—	—	—	(24)	—		—
Foreign exchange impact and other	—	4	(613)	79	—		—

Fair value of plan assets, end of year	$6,948 (c)	$9,960 (c)	$2,008	$2,933	$1,126		$1,406

Funded (unfunded) status(a)(b)	$(848)	$2,404	$1	$190	$31		$202

Accumulated benefit obligation, end of year	$(7,413)	$(7,184)	$(1,977)	$(2,708)	NA		NA

(a)	Represents overfunded plans with an aggregate balance of $122 million and $3.3 billion at December 31, 2008 and 2007, respectively, and underfunded plans with an aggregate balance of $938 million and $491 million at December 31, 2008 and 2007, respectively.
(b)	The table above does not include any amounts attributable to the Washington Mutual Pension and OPEB plans. The disposition of those plans has not been determined.
(c)	At December 31, 2008 and 2007, approximately $313 million and $299 million, respectively, of U.S. plan assets included participation rights under participating annuity contracts.
(d)	Includes an unfunded accumulated postretirement benefit obligation of $32 million and $49 million at December 31, 2008 and 2007, respectively, for the U.K. plan.
(e)	Represents change resulting from the Bear Stearns merger.
The following table presents pretax pension and OPEB amounts recorded in AOCI.

	Defined benefit pension plans
As of the year ended December 31,	U.S.		Non-U.S.		OPEB plans
(in millions)	2008	2007	2008	2007	2008	2007

Net loss	$(3,493)	$(250)	$(492)	$(434)	$(349)	$(98)
Prior service cost (credit)	(26)	(31)	2	2	40	58

Accumulated other comprehensive income (loss), pretax, end of year	$(3,519)	$(281)	$(490)	$(432)	$(309)	$(40)

JPMorgan Chase & Co. / 2008 Annual Report	151

Notes to consolidated financial statements
The following table presents the components of net periodic benefit costs reported in the Consolidated Statements of Income and other comprehensive income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.			Non-U.S.			OPEB plans
Year ended December 31, (in millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost
Benefits earned during the year	$278	$270	$281	$29	$36	$37	$5	$7	$9
Interest cost on benefit obligations	488	468	452	142	144	120	74	74	78
Expected return on plan assets	(719)	(714)	(692)	(152)	(153)	(122)	(98)	(93)	(93)
Amortization:
Net loss	—	—	12	25	55	45	—	14	29
Prior service cost (credit)	4	5	5	—	—	—	(16)	(16)	(19)
Curtailment (gain) loss	1	—	2	—	—	1	4	2	2
Settlement (gain) loss	—	—	—	—	(1)	4	—	—	—
Special termination benefits	—	—	—	3	1	1	—	1	2

Net periodic benefit cost	52	29	60	47	82	86	(31)	(11)	8

Other defined benefit pension plans(a)	11	4	2	14	27	36	NA	NA	NA

Total defined benefit plans	63	33	62	61	109	122	(31)	(11)	8
Total defined contribution plans	263	268	254	286	219	199	NA	NA	NA

Total pension and OPEB cost included in compensation expense	$326	$301	$316	$347	$328	$321	$(31)	$(11)	$8

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss arising during the year	$3,243	$(533)	NA	$235	$(176)	NA	$248	$(223)	NA
Prior service credit arising during the year	—	—	NA	—	(2)	NA	—	—	NA
Amortization of net loss	—	—	NA	(27)	(55)	NA	—	(14)	NA
Amortization of prior service (cost) credit	(5)	(5)	NA	—	—	NA	15	16	NA
Curtailment (gain) loss	—	—	NA	—	(5)	NA	3	3	NA
Settlement loss	—	—	NA	—	1	NA	—	—	NA
Foreign exchange impact and other	—	—	NA	(150)	—	NA	3	—	NA

Total recognized in other comprehensive income	3,238	(538)	NA	58	(237)	NA	269	(218)	NA

Total recognized in net periodic benefit cost and other comprehensive income	$3,290	$(509)	NA	$105	$(155)	NA	$238	$(229)	NA

(a)	Includes various defined benefit pension plans, which are individually immaterial.
The estimated pretax amounts that will be amortized from AOCI into net periodic benefit cost in 2009 are as follows.

	Defined benefit pension plans		OPEB plans
Year ended December 31, 2009 (in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Net loss	$301	$42	$—	$—
Prior service cost (credit)	4	—	(14)	—

Total	$305	$42	$(14)	$—

Plan assumptions
JPMorgan Chase’s expected long-term rate of return for U.S. defined benefit pension and OPEB plan assets is a blended average of the investment advisor’s projected long-term (10 years or more) returns for the various asset classes, weighted by the asset allocation. Returns on asset classes are developed using a forward-looking building-block approach and are not strictly based upon historical returns. Equity returns are generally developed as the sum of inflation, expected real earnings growth and expected long-term dividend yield. Bond returns are generally developed as the sum of inflation, real bond yield and risk spread (as appropriate), adjusted for the expected effect on returns from changing yields. Other asset-class returns are derived from their relationship to the equity and bond markets. Consideration was also given to current market conditions and the short-term portfolio mix of each Plan; as a result, the Firm has generally maintained the same expected return on assets from the prior year.
For the U.K. defined benefit pension plans, which represent the most significant of the non-U.S. defined benefit pension plans, procedures similar to those in the U.S. are used to develop the expected

152	JPMorgan Chase & Co. / 2008 Annual Report

long-term rate of return on defined benefit pension plan assets, taking into consideration local market conditions and the specific allocation of plan assets. The expected long-term rate of return on U.K. plan assets is an average of projected long-term returns for each asset class. The return on equities has been selected by reference to the yield on long-term U.K. government bonds plus an equity risk premium above the risk-free rate. The return on “AA”-rated long-term corporate bonds has been taken as the average yield on such bonds, adjusted for the expected downgrades and the expected narrowing of credit spreads over the long term.
The discount rate used in determining the benefit obligation under the U.S. defined benefit pension and OPEB plans was selected by reference to the yields on portfolios of bonds with maturity dates and coupons that closely match each of the plan’s projected cash flows; such portfolios are derived from a broad-based universe of high-quality corporate bonds as of the measurement date. In years in which these hypothetical bond portfolios generate excess cash, such excess is assumed to be reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve published as of the measurement date. The discount rate for the U.K. defined benefit pension and OPEB plans represents a rate implied from the yield curve of the year-end iBoxx £ corporate “AA” 15-year-plus bond index (adjusted for expected downgrades in the underlying bonds comprising the index) with a duration corresponding to that of the underlying benefit obligations.

The following tables present the weighted-average annualized actuarial assumptions for the projected and accumulated postretirement benefit obligations and the components of net periodic benefit costs for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans, as of and for the periods indicated.

Weighted-average assumptions used to determine benefit obligations

	U.S.		Non-U.S.
December 31,	2008	2007	2008	2007

Discount rate:
Defined benefit pension plans	6.65%	6.60%	2.00-6.20%	2.25-5.80%
OPEB plans	6.70	6.60	6.20	5.80
Rate of compensation increase	4.00	4.00	3.00-4.00	3.00-4.25
Health care cost trend rate:
Assumed for next year	8.50	9.25	7.00	5.75
Ultimate	5.00	5.00	5.50	4.00
Year when rate will reach ultimate	2014	2014	2012	2010

Weighted-average assumptions used to determine net periodic benefit costs

	U.S.			Non-U.S.
Year ended December 31,	2008	2007	2006	2008	2007	2006

Discount rate:
Defined benefit pension plans	6.60%	5.95%	5.70%	2.25-5.80%	2.25-5.10%	2.00-4.70%
OPEB plans	6.60	5.90	5.65	5.80	5.10	4.70
Expected long-term rate of return on plan assets:
Defined benefit pension plans	7.50	7.50	7.50	3.25-5.75	3.25-5.60	3.25-5.50
OPEB plans	7.00	7.00	6.84	NA	NA	NA
Rate of compensation increase	4.00	4.00	4.00	3.00-4.25	3.00-4.00	3.00-3.75
Health care cost trend rate:
Assumed for next year	9.25	10.00	10.00	5.75	6.63	7.50
Ultimate	5.00	5.00	5.00	4.00	4.00	4.00
Year when rate will reach ultimate	2014	2014	2013	2010	2010	2010

The following table presents the effect of a one-percentage-point change in the assumed health care cost trend rate on JPMorgan Chase’s total service and interest cost and accumulated postretirement benefit obligation.

For the year ended	1-Percentage-	1-Percentage-
December 31, 2008	point	point
(in millions)	increase	decrease

Effect on total service and interest cost	$3	$(3)
Effect on accumulated postretirement benefit obligation	45	(40)

JPMorgan Chase & Co. / 2008 Annual Report	153

Notes to consolidated financial statements

At December 31, 2008, the Firm increased the discount rates used to determine its benefit obligations for the U.S. defined benefit pension and OPEB plans based upon current market interest rates, which will result in a decrease in expense of approximately $1.6 million for 2009. The 2009 expected long-term rate of return on U.S. pension plan assets and U.S. OPEB plan assets remained at 7.5% and 7.0%, respectively. The health care benefit obligation trend assumption declined from 9.25% in 2008 to 8.5% in 2009, declining to a rate of 5% in 2014. As of December 31, 2008, the interest crediting rate assumption and the assumed rate of compensation increase remained at 5.25% and 4.0%, respectively.
JPMorgan Chase’s U.S. defined benefit pension and OPEB plan expense is sensitive to the expected long-term rate of return on plan assets and the discount rate. With all other assumptions held constant, a 25-basis point decline in the expected long-term rate of return on U.S. plan assets would result in an increase of approximately $23 million in 2009 U.S. defined benefit pension and OPEB plan expense. A 25-basis point decline in the discount rate for the U.S. plans would result in an increase in 2009 U.S. defined benefit pension and OPEB plan expense of approximately $9 million and an increase in the related projected benefit obligations of approximately $159 million. A 25-basis point decline in the discount rates for the non-U.S. plans would result in an increase in the 2009 non-U.S. defined benefit pension and OPEB plan expense of approximately $10 million. A 25-basis point increase in the interest crediting rate for the U.S. defined benefit pension plan would result in an increase in 2009 U.S. defined benefit pension expense of approximately $16 million and an increase in the related projected benefit obligations of approximately $66 million.
Investment strategy and asset allocation
The investment policy for the Firm’s postretirement employee benefit plan assets is to optimize the risk-return relationship as appropriate to the respective plan’s needs and goals, using a global portfolio of various asset classes diversified by market segment, economic sector and issuer. Specifically, the goal is to optimize the asset mix for future benefit obligations, while managing various risk factors and each plan’s investment return objectives. For example, long-duration fixed income securities are included in the U.S. qualified pension plan’s asset allocation, in recognition of its long-duration obligations. Plan assets are managed by a combination of internal and external investment managers and are rebalanced within approved ranges on a continued basis. The Firm reviews the allocation daily and all factors that impact portfolio changes to ensure the Plan stays within these ranges, rebalancing when deemed necessary.
The Firm’s U.S. defined benefit pension plan assets are held in trust and invested in a well-diversified portfolio of equities (including U.S. large and small capitalization and international equities), fixed income (including corporate and government bonds, Treasury inflation-indexed and high-yield securities), real estate, cash equivalents and alternative investments. Non-U.S. defined benefit pension plan assets are held in various trusts and similarly invested in well-diversified portfolios of equity, fixed income and other securities. Assets of the Firm’s COLI policies, which are used to fund partially the U.S. OPEB plan, are held in separate accounts with an insurance company and are invested in equity and fixed income index funds. As of December 31, 2008, assets held by the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans do not include JPMorgan Chase common stock, except in connection with investments in third-party stock-index funds.

The following table presents the weighted-average asset allocation of the fair values of total plan assets at December 31 for the years indicated, as well as the respective approved range/target allocation by asset category, for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.			Non-U.S.			OPEB plans(a)
	Target	% of plan assets		Target	% of plan assets		Target	% of plan assets
December 31,	Allocation	2008	2007	Allocation	2008	2007	Allocation	2008	2007

Asset category
Debt securities	10-30%	25%	28%	68%	73%	70%	50%	50%	50%
Equity securities	25-60	36	45	27	21	25	50	50	50
Real estate	5-20	7	9	1	1	1	—	—	—
Alternatives	15-50	32	18	4	5	4	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	Represents the U.S. OPEB plan only, as the U.K. OPEB plan is unfunded.

154	JPMorgan Chase & Co. / 2008 Annual Report

The following table presents the actual rate of return on plan assets for the U.S. and non-U.S. defined benefit pension and OPEB plans.

	U.S.			Non-U.S.
December 31,	2008	2007	2006	2008	2007	2006

Actual rate of return:
Defined benefit pension plans	(25.17)%	7.96%	13.40%	(21.58)-5.06%	0.06-7.51%	2.80-7.30%
OPEB plans	(17.89)	6.51	9.30	NA	NA	NA

Estimated future benefit payments
The following table presents benefit payments expected to be paid, which include the effect of expected future service, for the years indicated. The OPEB medical and life insurance payments are net of expected retiree contributions.

	U.S.	Non-U.S.
Year ended December 31,	defined benefit	defined benefit	OPEB before	Medicare
(in millions)	pension plans	pension plans	Medicare Part D subsidy	Part D subsidy

2009	$917	$88	$109	$11
2010	928	94	111	12
2011	597	99	112	13
2012	616	102	110	14
2013	629	107	109	15
Years 2014–2018	3,333	571	513	87

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
Upon adopting SFAS 123R, the Firm began to recognize in the Consolidated Statements of Income compensation expense for unvested stock options previously accounted for under APB 25. Additionally, JPMorgan Chase recognized as compensation expense an immaterial cumulative effect adjustment resulting from the SFAS 123R requirement to estimate forfeitures at the grant date instead of recognizing them as incurred. Finally, the Firm revised its accounting policies for share-based payments granted to employees eligible for continued vesting under specific age and service or service-related provisions (“full-career eligible employees”) under SFAS 123R. Prior to adopting SFAS 123R, the Firm’s accounting policy for share-based payment awards granted to full-career eligible employees was to recognize compensation cost over the award’s stated service period. Beginning with awards granted to full-career eligible employees in 2006, JPMorgan Chase recognized compensation expense on the grant date without giving consideration to the impact of post-employment restrictions. In the first quarter of 2006, the Firm also began to accrue the estimated cost of stock awards granted to full-career eligible employees in the following year.
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
In connection with the Bear Stearns merger, 46 million Bear Stearns employee stock awards, principally restricted stock units (“RSUs”), capital appreciation plan units and stock options, were exchanged for equivalent JPMorgan Chase awards using the merger exchange ratio of 0.21753. The fair value of these employee stock awards was included in the purchase price since substantially all of the awards were fully vested immediately after the merger date under provisions that provided for accelerated vesting upon a change of control of Bear Stearns. However, Bear Stearns vested employee stock options had no impact on the purchase price; since the employee stock options were significantly out of the money at the merger date, the fair value of these awards was equal to zero upon their conversion into JPMorgan Chase options.
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

JPMorgan Chase & Co. / 2008 Annual Report	155

Notes to consolidated financial statements

income or earnings per share. Shares in the RSU Trust were distributed in 2008 with approximately half of the shares in the RSU Trust distributed in January 2009. The remaining shares are expected to be distributed over the next four years.
Employee stock-based awards
In 2008, 2007 and 2006, JPMorgan Chase granted long-term stock-based awards to certain key employees under the 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan, plus prior Firm plans and plans assumed as the result of acquisitions, constitute the Firm’s stock-based incentive plans (“LTI Plan”). The 2005 Plan became effective on May 17, 2005, after approval by shareholders at the 2005 annual meeting. In May 2008, the 2005 Plan was amended and under the terms of the amended plan as of December 31, 2008, 348 million shares of common stock are available for issuance through May 2013. The amended 2005 Plan is the only active plan under which the Firm is currently granting stock-based incentive awards.
RSUs are awarded at no cost to the recipient upon their grant. RSUs are generally granted annually and generally vest 50 percent after two years and 50 percent after three years and convert to shares of common stock at the vesting date. In addition, RSUs typically include full-career eligibility provisions, which allow employees to continue to vest upon voluntary termination, subject to post-employment and other restrictions. All of these awards are subject to forfeiture until the vesting date. An RSU entitles the recipient to receive cash payments equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding.
Under the LTI Plan, stock options and SARs have been granted with an exercise price equal to the fair value of JPMorgan Chase’s common stock on the grant date. The Firm typically awards SARs to certain key employees once per year, and it also periodically grants discretionary stock-based incentive awards to individual employees, primarily in the form of both employee stock options and SARs. The 2008 and 2007 grants of SARs to key employees vest ratably over five years (i.e., 20% per year) and the 2006 awards vest one-third after each of years three, four, and five. These awards do not include any full-career eligibility provisions and all awards generally expire ten years after the grant date.
The Firm separately recognizes compensation expense for each tranche of each award as if it were a separate award with its own vesting date. For each tranche granted (other than grants to employees who are full-career eligible at the grant date), compensation expense is recognized on a straight-line basis from the grant date until the vesting date of the respective tranche, provided that the employees will not become full-career eligible during the vesting period. For each tranche granted to employees who will become full-career eligible during the vesting period, compensation expense is recognized on a straight-line basis from the grant date until the earlier of the employee’s full-career eligibility date or the vesting date of the respective tranche.
The Firm’s policy for issuing shares upon settlement of employee stock-based incentive awards is to issue either new shares of common stock or treasury shares. During 2008 and 2007, the Firm settled all of its employee stock-based awards by issuing treasury shares. During 2006, the Firm settled all of its employee stock-based awards by issuing new shares of common stock from January 1 through May 31, 2006, and by issuing treasury shares thereafter.
In January 2008, the Firm awarded to its Chairman and Chief Executive Officer up to two million SARs. The terms of this award are distinct from, and more restrictive than, other equity grants regularly awarded by the Firm. The SARs, which have a ten-year term, will become exercisable no earlier than January 22, 2013, and have an exercise price of $39.83, the price of JPMorgan Chase common stock on the date of the award. The number of SARs that will become exercisable (ranging from none to the full two million) and their exercise date or dates may be determined by the Board of Directors based on an assessment of the performance of both the CEO and JPMorgan Chase. That assessment will be made by the Board in the year prior to the fifth anniversary of the date of the award, relying on such factors that in its sole discretion the Board deems appropriate. Due to the substantial uncertainty surrounding the number of SARs that will ultimately be granted and their exercise dates, a grant date has not been established for accounting purposes. However, since the service inception date precedes the grant date, the Firm will recognize this award ratably over an assumed five-year service period, subject to a requirement to recognize changes in the fair value of the award through the grant date. The Firm recognized $1 million in compensation expense in 2008 for this award.
RSU activity
Compensation expense for RSUs is measured based upon the number of shares granted multiplied by the stock price at the grant date and is recognized in net income as previously described. The following table summarizes JPMorgan Chase’s RSU activity for 2008.
Year ended December 31, 2008

		Weighted-
(in thousands, except weighted	Number of	average grant
average data)	Shares	date fair value

Outstanding, January 1	99,017	$43.11
Granted	85,890	40.37
Bear Stearns conversion	5,975	42.24
Vested	(36,606)	38.95
Forfeited	(6,232)	42.90

Outstanding, December 31	148,044	$42.53

The total fair value of shares that vested during the years ended December 31, 2008, 2007 and 2006, was $1.6 billion, $1.5 billion and $1.3 billion, respectively.

156	JPMorgan Chase & Co. / 2008 Annual Report

Employee stock option and SARs activity
Compensation expense, which is measured at the grant date as the fair value of employee stock options and SARs, is recognized in net income as described above.
The following table summarizes JPMorgan Chase’s employee stock option and SARs activity for the year ended December 31, 2008, including awards granted to key employees and awards granted in prior years under broad-based plans.
Year ended December 31, 2008

(in thousands, except	Number of	Weighted-average	Weighted-average	Aggregate
weighted-average data)	options/SARs	exercise price	remaining contractual life (in years)	intrinsic value

Outstanding, January 1	325,931	$41.70
Granted	9,341	41.37
Bear Stearns conversion	3,906	399.91
Exercised	(34,761)	33.73
Forfeited	(3,382)	44.13
Canceled	(17,666)	47.61

Outstanding, December 31	283,369	$47.21	3.5	$224,632
Exercisable, December 31	242,653	47.85	2.7	224,632

The weighted-average grant date per share fair value of stock options and SARs granted during the years ended December 31, 2008, 2007 and 2006, was $10.36, $13.38 and $10.99, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $391 million, $937 million and $994 million, respectively.
Impact of adoption of SFAS 123R
During 2006, the incremental expense related to the Firm’s adoption of SFAS 123R was $712 million. This amount represents an accelerated noncash recognition of costs that would otherwise have been incurred in future periods. Also, as a result of adopting SFAS 123R, the Firm’s income from continuing operations (pretax) for the year ended December 31, 2006, was lower by $712 million, and each of income from continuing operations (after-tax) and net income for the year ended December 31, 2006, was lower by $442 million, than if the Firm had continued to account for stock-based incentives under APB 25 and SFAS 123. Basic and diluted earnings per share from continuing operations, as well as basic and diluted net income per share, for the year ended December 31, 2006 were $.13 and $.12 lower, respectively, than if the Firm had not adopted SFAS 123R.
Compensation expense
The Firm recognized noncash compensation expense related to its various employee stock-based incentive awards of $2.6 billion, $2.0 billion and $2.4 billion (including the $712 million incremental impact of adopting SFAS 123R) for the years ended December 31, 2008, 2007, and 2006, respectively, in its Consolidated Statements of Income. These amounts included an accrual for the estimated cost of stock awards to be granted to full-career eligible employees of $409 million, $500 million and $498 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, approximately $1.9 billion (pretax) of compensation cost related to unvested awards has not yet been charged to net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 1.3 years. The Firm does not capitalize any compensation cost related to share-based compensation awards to employees.
Cash flows and tax benefits
The total income tax benefit related to stock-based incentive arrangements recognized in the Firm’s Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006, was $1.1 billion, $810 million and $947 million, respectively.
The following table sets forth the cash received from the exercise of stock options under all stock-based incentive arrangements and the actual tax benefit realized related to the tax deduction from the exercise of stock options.

Year ended December 31, (in millions)	2008	2007	2006

Cash received for options exercised	$1,026	$2,023	$1,924
Tax benefit realized	72	238	211

Valuation assumptions
The following table presents the assumptions used to value employee stock options and SARs granted during the period under the Black-Scholes valuation model.

Year ended December 31,	2008	2007	2006

Weighted-average annualized valuation assumptions
Risk-free interest rate	3.90%	4.78%	5.11%
Expected dividend yield	3.57	3.18	2.89
Expected common stock price volatility	34	33	23
Expected life (in years)	6.8	6.8	6.8

JPMorgan Chase & Co. / 2008 Annual Report	157

Notes to consolidated financial statements
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
Note 11 – Noninterest expense
Merger costs
Costs associated with the Bear Stearns merger and the Washington Mutual transaction in 2008, the 2004 merger with Bank One Corporation, and The Bank of New York, Inc. (“The Bank of New York”) transaction in 2006 are reflected in the merger costs caption of the Consolidated Statements of Income. For a further discussion of the Bear Stearns merger and the Washington Mutual transaction, see Note 2 on pages 123–128 of this Annual Report. A summary of merger-related costs is shown in the following table.

	2008
Year ended December 31, (in millions)	Bear Stearns	Washington Mutual	Total	2007(b)	2006(b)

Expense category
Compensation	$181	$113	$294	$(19)	$26
Occupancy	42	—	42	17	25
Technology and communications and other	85	11	96	188	239
The Bank of New York transaction	—	—	—	23	15

Total(a)	$308	$124	$432	$209	$305

(a)	With the exception of occupancy and technology-related write-offs, all of the costs in the table required the expenditure of cash.
(b)	The 2007 and 2006 activity reflect the 2004 merger with Bank One Corporation and the Bank of New York transaction.
The table below shows the change in the merger reserve balance related to the costs associated with the transactions.

	2008
Year ended December 31, (in millions)	Bear Stearns	Washington Mutual	Total	2007(a)	2006(a)

Merger reserve balance, beginning of period	$—	$—	$—	$155	$311
Recorded as merger costs	308	124	432	186	290
Included in net assets acquired	1,112	435	1,547	(60)	—
Utilization of merger reserve	(1,093)	(118)	(1,211)	(281)	(446)

Merger reserve balance, end of period	$327	$441	$768	$— (b)	$155	(b)

(a)	The 2007 and 2006 activity reflect the 2004 merger with Bank One Corporation.
(b)	Excludes $10 million and $21 million at December 31, 2007 and 2006, respectively, related to the Bank of New York transaction.
Note 12 – Securities
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. Trading securities are discussed in Note 6 on pages 146–148 of this Annual Report. Securities are classified primarily as AFS when used to manage the Firm’s exposure to interest rate movements, as well as to make strategic longer-term investments. AFS securities are carried at fair value on the Consolidated Balance Sheets. Unrealized gains and losses, after any applicable SFAS 133 hedge accounting adjustments, are reported as net increases or decreases to accumulated other comprehensive income (loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in securities gains (losses) on the Consolidated Statements of Income. Securities that the Firm has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost on the Consolidated Balance Sheets. The Firm has not classified new purchases of securities as HTM for the past several years.
The following table presents realized gains and losses from AFS securities.

Year ended December 31,
(in millions)	2008		2007	2006

Realized gains	$1,890		$667	$399
Realized losses	(330	)(b)	(503)	(942)

Net realized securities gains (losses)(a)	$1,560		$164	$(543)

(a)	Proceeds from securities sold were within approximately 2% of amortized cost.
(b)	2008 includes $76 million of losses due to the other-than-temporary impairment of subprime mortgage-backed securities.

158	JPMorgan Chase & Co. / 2008 Annual Report

The amortized cost and estimated fair value of AFS and HTM securities were as follows for the dates indicated.

	2008				2007
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
December 31, (in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$616	$2	$7	$611	$2,470	$14	$2	$2,482
Mortgage-backed securities	6,281	148	5	6,424	8	1	—	9
Agency obligations	69	13	—	82	73	9	—	82
Collateralized mortgage obligations	557	9	8	558	—	—	—	—
U.S. government-sponsored enterprise obligations:
Mortgage-backed securities	108,360	2,257	214	110,403	62,505	641	55	63,091
Direct obligations(a)	9,717	37	90	9,664	6	2	—	8
Obligations of state and political subdivisions	3,479	94	238	3,335	92	1	2	91
Certificates of deposit	17,226	64	8	17,282	2,040	—	—	2,040
Debt securities issued by non-U.S. governments	8,173	173	2	8,344	6,804	18	28	6,794
Corporate debt securities	9,358	257	61	9,554	1,927	1	4	1,924
Equity securities	3,073	2	7	3,068	4,124	55	1	4,178
Mortgage-backed securities:
Prime	7,762	4	1,739	6,027	3,551	7	5	3,553
Subprime	213	—	19	194	384	41	28	397
Alt-A	1,064	—	196	868	—	—	—	—
Non-U.S. residential	2,233	24	182	2,075	—	—	—	—
Commercial	4,623	—	684	3,939	—	—	—	—
Asset-backed securities:
Credit card receivables	13,651	8	2,268	11,391	775	—	47	728
Other consumer loans	1,008	4	134	878	—	—	—	—
Commercial and industrial loans	11,847	168	820	11,195	—	—	—	—
Other	18	—	1	17	29	—	—	29

Total available-for-sale securities	$209,328	$3,264	$6,683	$205,909	$84,788	$790	$172	$85,406

Held-to-maturity securities(b)	$34	$1	$—	$35	$44	$1	$—	$45

(a)	Consists primarily of mortgage-related obligations.
(b)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored entities.

JPMorgan Chase & Co. / 2008 Annual Report	159

Notes to consolidated financial statements
The following table presents the fair value and gross unrealized losses for AFS securities by aging category at December 31.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
		Gross		Gross		Total Gross
		unrealized	Fair	unrealized	Total Fair	unrealized
2008 (in millions)	Fair value	losses	value	losses	value	losses

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$249	$7	$—	$—	$249	$7
Mortgage-backed securities	2,042	5	1	—	2,043	5
Agency obligations	—	—	—	—	—	—
Collateralized mortgage obligations	427	8	—	—	427	8
U.S. government-sponsored enterprise obligations:
Mortgage-backed securities	3,547	211	468	3	4,015	214
Direct obligations	7,410	90	—	—	7,410	90
Obligations of state and political subdivisions	1,129	232	16	6	1,145	238
Certificates of deposit	382	8	—	—	382	8
Debt securities issued by non-U.S. governments	308	1	74	1	382	2
Corporate debt securities	558	54	30	7	588	61
Equity securities	19	7	—	—	19	7
Mortgage-backed securities:
Prime	5,386	1,642	333	97	5,719	1,739
Subprime	—	—	151	19	151	19
Alt-A	868	196	—	—	868	196
Non-U.S. residential	1,908	182	—	—	1,908	182
Commercial	3,939	684	—	—	3,939	684
Asset-backed securities:
Credit card receivables	10,267	1,964	472	304	10,739	2,268
Other consumer loans	813	134	—	—	813	134
Commercial and industrial loans	9,059	820	—	—	9,059	820
Other	—	—	17	1	17	1

Total securities with gross unrealized losses	$48,311	$6,245	$1,562	$438	$49,873	$6,683

160	JPMorgan Chase & Co. / 2008 Annual Report

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
		Gross		Gross	Total	Total Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
2007 (in millions)	value	losses	value	losses	value	losses

Available-for-sale securities
U.S. government and federal agency obligations:
U.S. treasuries	$175	$2	$—	$—	$175	$2
Mortgage-backed securities	—	—	—	—	—	—
Agency obligations	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
U.S. government-sponsored enterprise obligations:
Mortgage-backed securities	—	—	1,345	55	1,345	55
Direct obligations	—	—	—	—	—	—
Obligations of state and political subdivisions	21	2	—	—	21	2
Certificates of deposit	1,102	—	—	—	1,102	—
Debt securities issued by non-U.S. governments	335	3	1,928	25	2,263	28
Corporate debt securities	1,126	3	183	1	1,309	4
Equity securities	—	—	4	1	4	1
Mortgage-backed securities:
Prime	1,313	5	—	—	1,313	5
Subprime	306	28	—	—	306	28
Alt-A	—	—	—	—	—	—
Non-U.S. residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Asset-backed securities:
Credit card receivables	443	31	285	16	728	47
Other consumer loans	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other	29	—	—	—	29	—

Total securities with gross unrealized losses	$4,850	$74	$3,745	$98	$8,595	$172

AFS securities in unrealized loss positions are analyzed in depth as part of the Firm’s ongoing assessment of other-than-temporary impairment. Potential other-than-temporary impairment of AFS securities is considered using a variety of factors, including the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer or underlying collateral of a security; and the Firm’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Where applicable under EITF Issue 99-20, the Firm estimates the cash flows over the life of the security to determine if any adverse changes have occurred that require an other-than-temporary impairment charge. The Firm applies EITF Issue 99-20 to beneficial interests in securitizations that are rated below “AA” at acquisition or that can be contractually prepaid or otherwise settled in such a way that the Firm would not recover substantially all of its recorded investment. The Firm considers a decline in fair value to be other-than-temporary if it is probable that the Firm will not recover its recorded investment, including as applicable under EITF Issue 99-20, when an adverse change in cash flows has occurred.
The Firm’s analysis of the financial condition and near term prospects of the issuer or underlying collateral of a security noted above includes analysis of performance indicators relevant to the specific investment. For asset-backed investments, such relevant performance indicators may include ratings, valuation of subordinated positions in current and/or stress scenarios, excess spread or overcollateralization levels, and whether certain protective triggers have been reached. For mortgage-backed investments, such relevant performance indicators may include ratings, prepayment speeds, delinquencies, default rates, loss severities, geographic concentration, and forecasted performance under various home price decline stress scenarios.
As of December 31, 2008, approximately $438 million of the unrealized losses relate to securities that have been in an unrealized loss position for longer than 12 months, and primarily relate to prime mortgage-backed securities and credit card-related asset-backed securities. The prime mortgage-backed securities are primarily rated “AAA”, while the credit card-related asset-backed securities are rated “BBB”. Based upon the analyses described above, which have been applied to these securities, the Firm believes that the unrealized losses result from liquidity conditions in the current market environment and not from concerns regarding the credit of the issuers or underlying collateral. The Firm does not believe it is probable that it will not recover its investments, given the current levels of collateral and credit enhancements that exist to protect the investments. For securities analyzed for impairment under EITF 99-20, the collateral and credit enhancement features are at levels sufficient to ensure that an adverse change in expected future cash flows has not occurred.
As of December 31, 2008, approximately $6.2 billion of the unrealized losses relate to securities that have been in an unrealized loss position for less than 12 months; these losses largely relate to credit

JPMorgan Chase & Co. / 2008 Annual Report	161

Notes to consolidated financial statements

card-related asset-backed securities, mortgage-backed securities issued by private issuers and commercial and industrial asset-backed securities. Of the $2.0 billion of unrealized losses related to credit card-related asset-backed securities, $1.7 billion relates to purchased credit card-related asset-backed securities, and $304 million relates to retained interests in the Firm’s own credit card receivable securitizations. The credit card-related asset-backed securities include “AAA”, “A” and “BBB” ratings. Based on the levels of excess spread available to absorb credit losses, and based on the value of interests subordinate to the Firm’s interests where applicable, the Firm does not believe it is probable that it will not recover its investments. Where applicable under EITF 99-20, the collateral and credit enhancement features are at levels sufficient to ensure that an adverse change in expected future cash flows has not occurred. Of the remaining unrealized losses as of December 31, 2008, related to securities that have been in an unrealized loss position for less than
12 months, $2.7 billion relates to mortgage-backed securities issued by private issuers and $820 million relates to commercial and industrial asset-backed securities. The mortgage-backed securities and commercial and industrial asset-backed securities are predominantly rated “AAA”. Based on an analysis of the performance indicators noted above for mortgage-backed securities and asset-backed securities, which have been applied to the loans underlying these securities, the Firm does not believe it is probable that it will not recover its investments in these securities.
The Firm intends to hold the securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery in fair value or maturity. The Firm has sufficient capital and liquidity to hold these securities until recovery in fair value or maturity. Based on the Firm’s evaluation of the factors and other objective evidence described above, the Firm believes that the securities are not other-than-temporarily impaired as of December 31, 2008.

The following table presents the amortized cost, estimated fair value and average yield at December 31, 2008, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

By remaining maturity at	Available-for-sale securities			Held-to-maturity securities
December 31, 2008	Amortized	Fair	Average	Amortized	Fair	Average
(in millions, except ratios)	cost	value	yield(b)	cost	value	yield(b)

Due in one year or less	$24,163	$24,056	2.80%	$—	$—	—%
Due after one year through five years	26,115	25,075	2.46	—	—	—
Due after five years through ten years	13,105	12,436	3.78	31	32	6.89
Due after ten years(a)	145,945	144,342	5.19	3	3	5.69

Total securities	$209,328	$205,909	4.49%	$34	$35	6.78%

(a)	Includes securities with no stated maturity. Substantially all of the Firm’s mortgage-backed securities and collateralized mortgage obligations are due in ten years or more based upon contractual maturity. The estimated duration, which reflects anticipated future prepayments based upon a consensus of dealers in the market, is approximately four years for mortgage-backed securities and collateralized mortgage obligations.
(b)	The average yield is based upon amortized cost balances at year-end. Yields are derived by dividing interest income by total amortized cost. Taxable-equivalent yields are used where applicable.

Note 13 – Securities financing activities
JPMorgan Chase enters into resale agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions, primarily to finance the Firm’s inventory positions, acquire securities to cover short positions and settle other securities obligations. The Firm also enters into these transactions to accommodate customers’ needs.
Resale agreements and repurchase agreements are generally treated as collateralized financing transactions carried on the Consolidated Balance Sheets at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. On January 1, 2007, pursuant to the adoption of SFAS 159, the Firm elected fair value measurement for certain resale and repurchase agreements. In 2008, the Firm elected fair value measurement for certain newly transacted securities borrowed and securities lending agreements. For a further discussion of SFAS 159, see Note 5 on pages 144–146 of this Annual Report. The securities financing agreements for which the fair value option was elected continue to be reported within securities purchased under resale agreements; securities loaned or sold under repurchase agreements; securities borrowed; and other borrowed funds on the Consolidated Balance Sheets. Generally, for agreements carried at fair value, current-period interest accruals are recorded within interest income and interest expense, with changes in fair value reported in principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133, all changes in fair value, including any interest elements, are reported in principal transactions revenue. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis in accordance with FIN 41. JPMorgan Chase takes possession of securities purchased under resale agreements. On a daily basis, JPMorgan Chase monitors the market value of the underlying collateral, primarily U.S. and non-U.S. government and agency securities, that it has received from its counterparties, and requests additional collateral when necessary.
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

162	JPMorgan Chase & Co. / 2008 Annual Report

Securities borrowed and securities lent are recorded at the amount of cash collateral advanced or received. Securities borrowed consist primarily of government and equity securities. JPMorgan Chase monitors the market value of the securities borrowed and lent on a daily basis and calls for additional collateral when appropriate. Fees received or paid in connection with securities borrowed and lent are recorded in interest income or interest expense.
The following table details the components of collateralized financings.

December 31, (in millions)	2008	2007

Securities purchased under resale agreements(a)	$200,265	$169,305
Securities borrowed(b)	124,000	84,184

Securities sold under repurchase agreements(c)	$174,456	$126,098
Securities loaned	6,077	10,922

(a)	Includes resale agreements of $20.8 billion and $19.1 billion accounted for at fair value at December 31, 2008 and 2007, respectively.
(b)	Includes securities borrowed of $3.4 billion accounted for at fair value at December 31, 2008.
(c)	Includes repurchase agreements of $3.0 billion and $5.8 billion accounted for at fair value at December 31, 2008 and 2007, respectively.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets.
At December 31, 2008, the Firm received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $511.9 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $456.6 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
Note 14 – Loans
The accounting for a loan may differ based upon whether it is originated or purchased and as to whether the loan is used in an investing or trading strategy. For purchased loans held-for-investment, the accounting also differs depending on whether a loan is credit-impaired at the date of acquisition. Purchased loans with evidence of credit deterioration since the origination date and for which it is probable, at acquisition, that all contractually required payments receivable will not be collected are considered to be credit-impaired. The measurement framework for loans in the Consolidated Financial Statements is one of the following:
•	At the principal amount outstanding, net of the allowance for loan losses, unearned income and any net deferred loan fees or costs, for loans held for investment (other than purchased credit-impaired loans);
•	At the lower of cost or fair value, with valuation changes recorded in noninterest revenue, for loans that are classified as held-for-sale; or
•	At fair value, with changes in fair value recorded in noninterest revenue, for loans classified as trading assets or risk managed on a fair value basis;
•	Purchased credit-impaired loans held for investment are accounted for under SOP 03-3 and initially measured at fair value, which includes estimated future credit losses. Accordingly, an allowance for loan losses related to these loans is not recorded at the acquisition date.
See Note 5 on pages 144–146 of this Annual Report for further information on the Firm’s elections of fair value accounting under SFAS 159. See Note 6 on pages 146–148 of this Annual Report for further information on loans carried at fair value and classified as trading assets.
For loans held for investment, other than purchased credit-impaired loans, interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.
Loans within the held-for-investment portfolio that management decides to sell are transferred to the held-for-sale portfolio. Transfers to held-for-sale are recorded at the lower of cost or fair value on the date of transfer. Credit-related losses are charged off to the allowance for loan losses and losses due to changes in interest rates, or exchange rates, are recognized in noninterest revenue.
Loans within the held-for-sale portfolio that management decides to retain are transferred to the held-for-investment portfolio at the lower of cost or fair value. These loans are subsequently assessed for impairment based on the Firm’s allowance methodology. For a further discussion of the methodologies used in establishing the Firm’s allowance for loan losses, see Note 15 on pages 166–168 of this Annual Report.
Nonaccrual loans are those on which the accrual of interest is discontinued. Loans (other than certain consumer and purchased credit-impaired loans discussed below) are placed on nonaccrual status immediately if, in the opinion of management, full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Loans are charged off to the allowance for loan losses when it is highly certain that a loss has been realized. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectibility of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Loans are restored to accrual status only when future payments of interest and principal are reasonably assured.
Consumer loans, other than purchased credit-impaired loans, are generally charged to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council policy. For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification of the filing of bankruptcy, whichever is earlier. Residential mortgage products are generally charged off to net realizable value at no later than 180 days past due. Other consumer

JPMorgan Chase & Co. / 2008 Annual Report	163

Notes to consolidated financial statements

products, if collateralized, are generally charged off to net realizable value at 120 days past due. Accrued interest on residential mortgage products, automobile financings, student loans and certain other consumer loans are accounted for in accordance with the nonaccrual loan policy discussed in the preceding paragraph. Interest and fees related to credit card loans continue to accrue until the loan is charged off or paid in full. Accrued interest on all other consumer loans is generally reversed against interest income when the loan is charged off. A collateralized loan is reclassified to assets acquired in loan satisfactions, within other assets, only when JPMorgan Chase has taken physical possession of the collateral, regardless of whether formal foreclosure proceedings have taken place.
For purchased credit-impaired loans, the excess of the loan’s cash flows expected to be collected over the initial fair value (i.e., the accretable yield) is accreted into interest income at a level rate of return over the term of the loan, provided that the timing and amount of future cash flows is reasonably estimable. On a periodic basis, the Firm updates the amount of cash flows expected to be collected for these loans, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable and significant increases in cash flows previously expected to be collected would first be used to reverse any related valuation allowance; any remaining increases are recognized prospectively as interest income. Probable decreases in expected cash flows after the acquisition date, excluding decreases related to repricings of variable rate loans, are recognized through the allowance for loan losses. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the SOP 03-3 portfolio.
With respect to purchased credit-impaired loans, when the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a nonperforming loan; otherwise, if the timing and amounts of expected cash flows for purchased credit-impaired loans are reasonably estimable, then interest is accreted and the loans are reported as performing loans.
The composition of the Firm’s aggregate loan portfolio at each of the dates indicated was as follows.

December 31, (in millions)	2008	2007

U.S. wholesale loans:
Commercial and industrial	$68,709	$55,655
Real estate	64,214	16,748
Financial institutions	20,615	14,757
Government agencies	5,918	5,770
Other	22,330	25,883
Loans held-for-sale and at fair value	4,990	14,440

Total U.S. wholesale loans	186,776	133,253

Non-U.S. wholesale loans:
Commercial and industrial	27,941	27,659
Real estate	2,667	3,527
Financial institutions	16,381	16,740
Government agencies	603	720
Other	18,711	21,968
Loans held-for-sale and at fair value	8,965	9,209

Total non-U.S. wholesale loans	75,268	79,823

Total wholesale loans:(a)(b)
Commercial and industrial	96,650	83,314

Real estate(c)	66,881	20,275
Financial institutions	36,996	31,497
Government agencies	6,521	6,490
Other	41,041	47,851

Loans held-for-sale and at fair value(d)	13,955	23,649

Total wholesale loans	262,044	213,076

Total consumer loans:(e)
Home equity	114,335	94,832
Prime mortgage	72,266	39,988
Subprime mortgage	15,330	15,473
Option ARMs	9,018	—
Auto loans	42,603	42,350

Credit card(f)	104,746	84,352
Other	33,715	25,314

Loans held-for-sale(g)	2,028	3,989

Total consumer loans – excluding purchased credit-impaired	394,041	306,298

Consumer loans – purchased credit-impaired	88,813	NA

Total consumer loans	482,854	306,298

Total loans(b)(h)	$744,898	$519,374

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.
(b)	Includes purchased credit-impaired loans of $224 million at December 31, 2008, acquired in the Washington Mutual transaction.
(c)	Represents credits extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment businesses and which the repayment is predominantly from the sale, lease, management, operations or refinancing of the property.
(d)	Includes loans for commercial & industrial, real estate, financial institutions and other of $11.0 billion, $428 million, $1.5 billion and $995 million at December 31, 2008, respectively, and $19.6 billion, $548 million, $862 million and $2.7 billion at December 31, 2007 respectively.
(e)	Includes Retail Financial Services, Card Services and the Corporate/Private Equity segment.
(f)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(g)	Includes loans for prime mortgage and other (largely student loans) of $206 million and $1.8 billion at December 31, 2008, respectively, and $570 million and $3.4 billion at December 31, 2007, respectively.
(h)	Loans (other than purchased loans and those for which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $694 million and $1.0 billion at December 31, 2008 and 2007, respectively.

164	JPMorgan Chase & Co. / 2008 Annual Report

The following table reflects information about the Firm’s loan sales.

Year ended December 31, (in millions)	2008	2007	2006

Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$(2,508)	$99	$672

(a)	Excludes sales related to loans accounted for at fair value.
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans that it deemed to be credit-impaired under SOP 03-3. Wholesale loans with a carrying amount of $224 million at December 31, 2008, were determined to be credit-impaired at the date of acquisition in accordance with SFAS 114. These wholesale loans are being accounted for individually (not on a pooled basis) and are reported as nonperforming loans since cash flows for each individual loan are not reasonably estimable. Such loans are excluded from the remainder of the following discussion, which relates solely to purchased credit-impaired consumer loans.
Purchased credit-impaired consumer loans were determined to be credit-impaired based upon specific risk characteristics of the loan, including product type, loan-to-value ratios, FICO scores, and past due status. SOP 03-3 allows purchasers to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. With respect to the Washington Mutual transaction, all of the consumer loans were aggregated into pools of loans with common risk characteristics.
The table below sets forth information about these purchased credit-impaired consumer loans at the acquisition date.

(in millions)	September 25, 2008(a)(b)

Contractually required payments receivable
(including interest)	$168,460
Less: Nonaccretable difference	(45,690)

Cash flows expected to be collected(c)	122,770
Less: Accretable yield(d)	(32,662)

Fair value of loans acquired	$90,108

(a)	Date of the Washington Mutual transaction.
(b)	The amounts in the table above were revised in the fourth quarter of 2008 due to the Firm’s refinement of both estimates and its application of certain provisions of SOP 03-3.
(c)	Represents undiscounted principal and interest cash flows expected at acquisition.
(d)	This amount is recognized into interest income over the estimated life of the underlying loans.
The Firm determined the fair value of the purchased credit-impaired consumer loans by discounting the cash flows expected to be collected at a market observable discount rate, when available, adjusted for factors that a market participant would consider in determining fair value. In determining the cash flows expected to be collected, management incorporated assumptions regarding default rates, loss severities and the amounts and timing of prepayments. Contractually required payments were determined following the same process used to estimate cash flows expected to be collected, but without incorporating assumptions related to default rates and loss severities.
Purchased credit-impaired loans acquired in the Washington Mutual transaction are reported in loans on the Firm’s Consolidated Balance Sheets. Following the initial acquisition date of these loans, the allowance for loan losses, if any is required, would be reported as a reduction of the carrying amount of the loans. No allowance has been recorded for these loans as of December 31, 2008. The outstanding balance and the carrying value of the purchased credit-impaired consumer loans were as follows.

December 31, (in millions)	2008

Outstanding balance(a)	$118,180
Carrying amount	88,813

(a)	Represents the sum of principal and earned interest at the reporting date.
Interest income is being accreted on the purchased credit-impaired consumer loans based on the Firm’s belief that both the timing and amount of cash flows expected to be collected is reasonably estimable. For variable rate loans, expected future cash flows are based on the current contractual rate of the underlying loans.
The table below sets forth the accretable yield activity for these loans for the year ended December 31, 2008.

Accretable Yield Activity
(in millions)

Balance, September 30, 2008	$32,662
Accretion into interest income	(1,292)
Changes in interest rates on variable rate loans	(4,877)

Balance, December 31, 2008	$26,493

Impaired loans
A loan is considered impaired when, based upon current information and events, it is probable that the Firm will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. Impaired loans include certain nonaccrual wholesale loans and loans for which a charge-off has been recorded based upon the fair value of the underlying collateral. Impaired loans also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Troubled debt restructurings typically result from the Firm’s loss mitigation activities and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. When the Firm modifies home equity lines of credit in troubled debt restructurings, future lending commitments related to the modified loans are canceled as part of the terms of the modification. Accordingly, the Firm does not have future commitments to lend additional funds related to these modified loans. Purchased credit-impaired loans are not required to be reported as impaired loans as long as it is probable that the Firm expects to collect all cash flows expected at acquisition, plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Accordingly, none of the credit-impaired loans acquired in the Washington Mutual transaction are reported in the following tables.
Interest income on impaired loans is recognized based on the Firm’s policy for recognizing interest on accrual and nonaccrual loans. Certain loans that have been modified through troubled debt restructurings accrue interest under this policy.

JPMorgan Chase & Co. / 2008 Annual Report	165

Notes to consolidated financial statements

The tables below set forth information about JPMorgan Chase’s impaired loans, excluding credit card loans which are discussed below. The Firm primarily uses the discounted cash flow method for valuing impaired loans.

December 31, (in millions)	2008	2007

Impaired loans with an allowance:
Wholesale	$2,026	$429
Consumer(a)	2,252	322

Total impaired loans with an allowance(b)	4,278	751

Impaired loans without an allowance:(c)
Wholesale	62	28
Consumer(a)	—	—

Total impaired loans without an allowance	62	28

Total impaired loans(b)	$4,340	$779

Allowance for impaired loans under SFAS 114:
Wholesale	$712	$108
Consumer(a)	379	116

Total allowance for impaired loans under SFAS 114(d)	$1,091	$224

Year ended December 31, (in millions)	2008	2007	2006

Average balance of impaired loans during the period:
Wholesale	$896	$316	$697
Consumer(a)	1,211	317	300

Total impaired loans(b)	$2,107	$633	$997

Interest income recognized on impaired loans during the period:
Wholesale	$—	$—	$2
Consumer(a)	57	—	—

Total interest income recognized on impaired loans during the period	$57	$—	$2

(a)	Excludes credit card loans.
(b)	In 2008, methodologies for calculating impaired loans have changed. Prior periods have been revised to conform to current presentation.
(c)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(d)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s allowance for loan losses. The allowance for certain consumer impaired loans has been categorized in the allowance for loan losses as formula-based.
During 2008, loss mitigation efforts related to delinquent mortgage and home equity loans increased substantially, resulting in a significant increase in consumer troubled debt restructurings. In the fourth quarter of 2008, the Firm announced plans to further expand loss mitigation efforts related to these portfolios, including plans to open regional counseling centers, hire additional loan counselors, introduce new financing alternatives, proactively reach out to borrowers to offer pre-qualified modifications, and commence a new process to independently review each loan before moving it into the foreclosure process. These loss mitigation efforts, which generally represent various forms of term extensions, rate reductions and forbearances, are expected to result in additional increases in the balance of modified loans carried on the Firm’s balance sheet, including loans accounted for as troubled debt restructurings, while minimizing the economic loss to the Firm and providing alternatives to foreclosure.
JPMorgan Chase may modify the terms of its credit card loan agreements with borrowers who have experienced financial difficulty. Such modifications may include canceling the customer’s available line of credit on the credit card, reducing the interest rate on the card, and placing the customer on a fixed payment plan not exceeding 60 months. If the cardholder does not comply with the modified terms, then the credit card loan agreement will revert back to its original terms, with the amount of any loan outstanding reflected in the appropriate delinquency “bucket” and the loan amounts then charged-off in accordance with the Firm’s standard charge-off policy. Under these procedures, $2.4 billion and $1.4 billion of on-balance sheet credit card loan outstandings have been modified at December 31, 2008 and 2007, respectively. In accordance with the Firm’s methodology for determining its consumer allowance for loan losses, the Firm had already provisioned for these credit card loans; the modifications to these credit card loans had no incremental impact on the Firm’s allowance for loan losses.
Note 15 – Allowance for credit losses
During 2008, in connection with the Washington Mutual transaction, the Firm recorded adjustments to its provision for credit losses in the aggregate amount of $1.5 billion to conform the Washington Mutual loan loss reserve methodologies to the appropriate JPMorgan Chase methodology, based upon the nature and characteristics of the underlying loans. This amount included an adjustment of $646 million to the wholesale provision for credit losses and an adjustment of $888 million to the consumer provision for credit losses. The Firm’s methodologies for determining its allowance for credit losses, which have been applied to the Washington Mutual loans, are described more fully below.
JPMorgan Chase’s allowance for loan losses covers the wholesale (risk-rated) and consumer (scored) loan portfolios and represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also computes an allowance for wholesale lending-related commitments using a methodology similar to that used for the wholesale loans.
The allowance for loan losses includes an asset-specific component and a formula-based component. The asset-specific component relates to provisions for losses on loans considered impaired and measured pursuant to SFAS 114. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than the carrying value of that loan. To compute the asset-specific component of the allowance, larger impaired loans are evaluated individually, and smaller impaired loans are evaluated as a pool using historical loss experience for the respective class of assets. An allowance for loan losses will also be recorded for purchased credit-impaired loans accounted for in accordance with SOP 03-3 if there are probable decreases in expected future cash flows other than decreases related to repricing of variable rate loans. Any required allowance would be measured based on the present value of expected cash flows discounted at the loan’s (or pool’s) effective interest rate. For additional information on purchased credit-impaired loans, see Note 14 on pages 165 - 166 of this Annual Report.

166	JPMorgan Chase & Co. / 2008 Annual Report

The formula-based component covers performing wholesale and consumer loans. For risk-rated loans (generally loans originated by the wholesale lines of business), it is based on a statistical calculation, which is adjusted to take into consideration model imprecision, external factors and current economic events that have occurred but are not yet reflected in the factors used to derive the statistical calculation. The statistical calculation is the product of probability of default (“PD”) and loss given default (“LGD”). These factors are differentiated by risk rating and expected maturity. PD estimates are based on observable external data, primarily credit-rating agency default statistics. LGD estimates are based on a study of actual credit losses over more than one credit cycle. For scored loans (generally loans originated by the consumer lines of business), loss is primarily determined by applying statistical loss factors, including loss frequency and severity factors, to pools of loans by asset type. In developing loss frequency and severity assumptions, known and anticipated changes in the economic environment, including changes in housing prices, unemployment rates and other risk indicators, are considered. Multiple forecasting methods are used to estimate statistical losses, including credit loss forecasting models and vintage-based loss forecasting.
Management applies its judgment within specified ranges to adjust the statistical calculation. Where adjustments are made to the statistical calculation for the risk-rated portfolios, the determination of the appropriate point within the range are based upon management’s quantitative and qualitative assessment of the quality of underwriting standards; relevant internal factors affecting the credit quality of the current portfolio; and external factors such as current macroeconomic and political conditions that have occurred but are not yet reflected in the loss factors. Factors related to concentrated and deteriorating industries are also incorporated into the calculation, where relevant. Adjustments to the statistical calculation for the scored loan portfolios are accomplished in part by analyzing the historical loss experience for each major product segment. The specific ranges and the determination of the appropriate point within the range are based upon management’s view of uncertainties that relate to current macroeconomic and political conditions, the quality of underwriting standards, and other relevant internal and external factors affecting the credit quality of the portfolio.
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
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowances for loan losses and lending-related commitments in future periods.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of December 31, 2008, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including those not yet identifiable).
The table below summarizes the changes in the allowance for loan losses.

Year ended December 31, (in millions)	2008	2007	2006

Allowance for loan losses at January 1	$9,234	$7,279	$7,090
Cumulative effect of change in accounting principles(a)	—	(56)	—

Allowance for loan losses at January 1, adjusted	9,234	7,223	7,090
Gross charge-offs	10,764	5,367	3,884
Gross (recoveries)	(929)	(829)	(842)

Net charge-offs	9,835	4,538	3,042
Provision for loan losses
Provision excluding accounting conformity	19,660	6,538	3,153
Provision for loan losses – accounting conformity(b)	1,577	—	—

Total provision for loan losses	21,237	6,538	3,153
Addition resulting from Washington Mutual transaction	2,535	—	—
Other(c)	(7)	11	78

Allowance for loan losses at December 31	$23,164	$9,234	$7,279

Components:
Asset-specific	$786	$188	$118
Formula-based	22,378	9,046	7,161

Total Allowance for loan losses	$23,164	$9,234	$7,279

(a)	Reflects the effect of the adoption of SFAS 159 at January 1, 2007. For a further discussion of SFAS 159, see Note 5 on pages 144–146 of this Annual Report.
(b)	Relates to the Washington Mutual transaction in 2008.
(c)	The 2008 amount represents foreign-exchange translation. The 2007 amount represents assets acquired of $5 million and $5 million of foreign-exchange translation. The 2006 amount represents the Bank of New York transaction.

JPMorgan Chase & Co. / 2008 Annual Report	167

Notes to consolidated financial statements

The table below summarizes the changes in the allowance for lending-related commitments.

Year ended December 31, (in millions)	2008	2007	2006

Allowance for lending-related commitments at January 1	$850	$524	$400
Provision for lending-related commitments
Provision excluding accounting conformity	(215)	326	117
Provision for lending-related commitments – accounting conformity(a)	(43)	—	—

Total provision for lending-related commitments	(258)	326	117
Addition resulting from Washington Mutual	66	—	—
Other(b)	1	—	7

Allowance for lending-related commitments at December 31	$659	$850	$524

Components:
Asset-specific	$29	$28	$33
Formula-based	630	822	491

Total allowance for lending- related commitments	$659	$850	$524

(a)	Related to the Washington Mutual transaction.
(b)	The 2006 amount represents the Bank of New York transaction.
Note 16 – Loan securitizations
JPMorgan Chase securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student, and commercial loans (primarily related to real estate). JPMorgan Chase-sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 on page 122 of this Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected on the Firm’s Consolidated Balance Sheets (except for retained interests, as described below). The primary purpose of these securitization vehicles is to meet investor needs and to generate liquidity for the Firm through the sale of loans to the QSPEs. These QSPEs are financed through the issuance of fixed, or floating-rate asset-backed securities.
The Firm records a loan securitization as a sale when the accounting criteria for a sale are met. Those criteria are: (1) the transferred assets are legally isolated from the Firm’s creditors; (2) the entity can pledge or exchange the financial assets, or if the entity is a QSPE, its investors can pledge or exchange their interests; and (3) the Firm does not maintain effective control to repurchase the transferred assets before their maturity or have the ability to unilaterally cause the holder to return the transferred assets.
For loan securitizations that meet the accounting sales criteria, the gains or losses recorded depend, in part, on the carrying amount of the loans sold except for servicing assets which are initially recorded at fair value. At the time of sale, any retained servicing asset is initially recognized at fair value. The remaining carrying amount of the loans sold is allocated between the loans sold and the other interests retained, based upon their relative fair values on the date of sale. Gains on securitizations are reported in noninterest revenue.
When quoted market prices are not available, the Firm estimates the fair value for these retained interests by calculating the present value of future expected cash flows using modeling techniques. Such models incorporate management’s best estimates of key variables, such as expected credit losses, prepayment speeds and the discount rates appropriate for the risks involved. See Note 4 on page 132 of this Annual Report for further information on the valuation of retained interests.
The Firm may retain interests in the securitized loans in the form of undivided seller’s interest, senior or subordinated interest-only strips, debt and equity tranches, escrow accounts and servicing rights. The classification of retained interests is dependent upon several factors, including the type of interest, whether or not the retained interest is represented by a security certificate and when it was retained. Interests retained by IB are classified as trading assets. See credit card securitizations and mortgage securitizations sections of the note for further information on the classification of their related retained interests. Retained interests classified as AFS that are rated below “AA” by an external rating agency are subject to the impairment provisions of EITF 99-20, as discussed in Note 12 on page 162 of this Annual Report.
The following table presents the total unpaid principal amount of assets held in JPMorgan Chase-sponsored securitization entities, for which sale accounting was achieved and to which the Firm has continuing involvement, at December 31, 2008 and 2007. Continuing involvement includes servicing the loans, holding senior or subordinated interests, recourse or guarantee arrangements and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. Certain of the Firm’s retained interests (trading assets, AFS securities and other assets) are reflected at their fair value.

168	JPMorgan Chase & Co. / 2008 Annual Report

	Principal amount outstanding			JPMorgan Chase interest in securitized assets(f)(g)(h)(i)

	Total							Total
	assets held	Assets held						interests
	by Firm-	in QSPEs						held by
December 31, 2008	sponsored	with continuing		Trading	AFS		Other	JPMorgan
(in billions)	QSPEs	involvement		assets	securities	Loans	assets	Chase

Securitized related:
Credit card	$121.6	$121.6	(e)	$0.5	$5.6	$33.3	$5.6	$45.0
Residential mortgage:
Prime(a)	233.9	212.3		1.7	0.7	—	—	2.4
Subprime	61.0	58.6		—	0.1	—	—	0.1
Option ARMs	48.3	48.3		0.1	0.3	—	—	0.4
Commercial and other(b)	174.1	45.7		2.0	0.5	—	—	2.5
Student loans	1.1	1.1		—	—	—	0.1	0.1
Auto	0.8	0.8		—	—	—	—	—

Total(c)(d)	$640.8	$488.4		$4.3	$7.2	$33.3	$5.7	$50.5

	Principal amount outstanding			JPMorgan Chase interest in securitized assets(f)(i)(j)

	Total							Total
	assets held	Assets held						interests
	by Firm-	in QSPEs						held by
December 31, 2007	sponsored	with continuing		Trading	AFS		Other	JPMorgan
(in billions)	QSPEs	involvement		assets	securities	Loans	assets	Chase

Securitized related:
Credit card	$92.7	$92.7	(e)	$—	$0.3	$18.6	$4.6	$23.5
Residential mortgage:
Prime(a)	78.3	77.7		0.4	—	—	—	0.4
Subprime	23.7	22.7		0.3	0.1	—	—	0.4
Option ARMs	—	—		—	—	—	—	—
Commercial and other(b)	109.6	3.4		—	—	—	—	—
Student loans	1.1	1.1		—	—	—	0.1	0.1
Auto	2.3	2.3		—	—	—	0.1	0.1

Total(c)	$307.7	$199.9		$0.7	$0.4	$18.6	$4.8	$24.5

(a)	Includes Alt-A loans.
(b)	Includes co-sponsored commercial securitizations and, therefore, includes non-JPMorgan Chase originated commercial mortgage loans. Commercial and other consists of securities backed by commercial loans (predominantly real estate) and non-mortgage related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in the Firm’s sponsored commercial mortgage securitization transactions.
(c)	Includes securitized loans where the Firm owns less than a majority of the subordinated or residual interests in the securitizations.
(d)	Includes securitization-related QSPEs sponsored by heritage Bear Stearns and heritage Washington Mutual at December 31, 2008.
(e)	Includes credit card loans, accrued interest and fees, and cash amounts on deposit.
(f)	Excludes retained servicing (for a discussion of MSRs, see Note 18 on pages 187–188 of this Annual Report).
(g)	Excludes senior and subordinated securities of $974 million at December 31, 2008, that the Firm purchased in connection with IB’s secondary market-making activities.
(h)	Includes investments acquired in the secondary market, but predominantly held-for-investment purposes of $1.8 billion as of December 31, 2008. This is comprised of $1.4 billion of investments classified as available-for-sale, including $172 million in credit cards, $693 million of residential mortgages and $495 million of commercial and other; and $452 million of investments classified as trading, including $112 million of credit cards, $303 million of residential mortgages, and $37 million of commercial and other.
(i)	Excludes interest rate and foreign exchange derivatives that are primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 6 and Note 32 on pages 146–147 and 202–205, respectively, of this Annual Report for further information on derivatives.
(j)	Excludes senior and subordinated securities of $9.8 billion at December 31, 2007, that were retained at the time of securitization in connection with IB’s underwriting activity or that are purchased in connection with IB’s secondary market-making activities.

Securitization activity by major product type
The following discussion describes the nature of the Firm’s securitization activities by major product type.
Credit Card Securitizations
The Card Services (“CS”) business securitizes originated and purchased credit card loans. The Firm’s primary continuing involvement includes servicing the receivables, retaining an undivided seller’s interest in the receivables, retaining certain senior and subordinated securities and the maintenance of escrow accounts.
CS maintains servicing responsibilities for all credit card securitizations that it sponsors. As servicer and transferor, the Firm receives contractual servicing fees based upon the securitized loan balance plus excess servicing fees, which are recorded in credit card income as discussed in Note 7 on pages 148–149 of this Annual Report.
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the trusts (which generally ranges from 4% to 12%). At December 31, 2008 and 2007, the Firm had $33.3 billion and $18.6 billion, respectively, related to its undivided interests in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 22% and 19% for the years ended December 31, 2008 and 2007, respectively. These undivided interests in the trusts represent the Firm’s undivided interests in the receivables transferred to the trust that have not been securitized; these undivided interests are not represented by security certificates, are carried at historical cost, and are classified within loans.

JPMorgan Chase & Co. / 2008 Annual Report	169

Notes to consolidated financial statements

Additionally, the Firm retained subordinated interest in accrued interest and fees on the securitized receivables totaling $3.0 billion and $2.7 billion (net of an allowance for uncollectible amounts) as of December 31, 2008 and 2007, respectively, which are classified in other assets.
The Firm retained subordinated securities in credit card securitization trusts totaling $2.3 billion and $284 million at December 31, 2008 and 2007, respectively, and senior securities totaling $3.5 billion at December 31, 2008. Of the securities retained, $5.4 billion and $284 million were classified as AFS securities at December 31, 2008 and 2007, respectively. Securities of $389 million that were acquired in the Washington Mutual Bank transaction were classified as trading assets at December 31, 2008. The senior AFS securities were used by the Firm as collateral for a secured financing transaction.
The Firm also maintains escrow accounts up to predetermined limits for some credit card securitizations to cover deficiencies in cash flows owed to investors. The amounts available in such escrow accounts related to credit cards are recorded in other assets and amounted to $74 million and $97 million as of December 31, 2008 and 2007, respectively.
Mortgage Securitizations
The Firm securitizes originated and purchased residential mortgages and originated commercial mortgages.
RFS securitizes residential mortgage loans that it originates and purchases and it typically retains servicing for all of its originated and purchased residential mortgage loans. Additionally, RFS may retain servicing for certain mortgage loans purchased by IB. As servicer, the Firm receives servicing fees based upon the securitized loan balance plus ancillary fees. The Firm also retains the right to service the residential mortgage loans it sells to the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) in accordance with their servicing guidelines and standards. For a discussion of MSRs, see Note 18 on pages 187–188 of this Annual Report. In a limited number of securitizations, RFS may retain an interest in addition to servicing rights. The amount of interest retained related to these securitizations totaled $939 million and $221 million at December 31, 2008 and 2007, respectively. These retained interests are accounted for as trading or AFS securities; the classification depends on whether the retained interest is represented by a security certificate, has an embedded derivative, and when it was retained (i.e., prior to the adoption of SFAS 155).
IB securitizes residential mortgage loans (including those that it purchased and certain mortgage loans originated by RFS) and commercial mortgage loans that it originated. Upon securitization, IB may engage in underwriting and trading activities of the securities issued by the securitization trust. IB may retain unsold senior and/or subordinated interests (including residual interests) in both residential and commercial mortgage securitizations at the time of securitization. These retained interests are accounted for at fair value and classified as trading assets. The amount of residual interests retained was $155 million and $547 million at December 31, 2008 and 2007, respectively. Additionally, IB retained $2.8 billion of senior and subordinated interests as of December 31, 2008; these securities were retained at securitization in connection with the Firm’s underwriting activity.
In addition to the amounts reported in the securitization activity tables below, the Firm sold residential mortgage loans totaling $122.0 billion, $81.8 billion and $53.7 billion during the years ended December 31, 2008, 2007 and 2006, respectively. The majority of these loan sales were for securitization by the GNMA, Fannie Mae and Freddie Mac. These sales resulted in pretax gains of $32 million, $47 million and $251 million, respectively.
The Firm’s mortgage loan sales are primarily nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the loans. However, for a limited number of loan sales, the Firm is obligated to share up to 100% of the credit risk associated with the sold loans with the purchaser. See Note 33 on page 209 of this Annual Report for additional information on loans sold with recourse.

170	JPMorgan Chase & Co. / 2008 Annual Report

Other Securitizations
The Firm also securitizes automobile and student loans originated by RFS and purchased consumer loans (including automobile and student loans). The Firm retains servicing responsibilities for all originated and certain purchased student and automobile loans. It may also hold a retained interest in these securitizations; such residual interests are classified as other assets. At December 31, 2008 and 2007, the Firm held $37 million and $85 million, respectively, of retained interests in securitized automobile loans and $52 million and $55 million, respectively, of retained interests in securitized student loans.
The Firm also maintains escrow accounts up to predetermined limits for some automobile and student loan securitizations to cover deficiencies in cash flows owed to investors. These escrow accounts are classified within other assets and carried at fair value. The amounts available in such escrow accounts as of December 31, 2008, were $3 million for both automobile and student loan securitizations; as of December 31, 2007, these amounts were $21 million and $3 million for automobile and student loan securitizations, respectively.

Securitization activity
The following tables provide information related to the Firm’s securitization activities for the years ended December 31, 2008, 2007 and 2006. For the periods presented there were no cash flows from the Firm to the QSPEs related to recourse or guarantee arrangements.

Year ended December 31, 2008		Residential mortgage(g)
(in millions, except for ratios and where				Option	Commercial	Student
otherwise noted)	Credit card	Prime(h)	Subprime	ARMs	and other	loans	Auto

Principal securitized	$21,390	$—	$—	$—	$1,023	$—	$—
Pretax gains	151	—	—	—	—	—	—
All cash flows during the period:
Proceeds from new securitizations	$21,389 (f)	$—	$—	$—	$989	$—	$—
Servicing fees collected	1,162	279	146	129	11	4	15
Other cash flows received(a)	4,985	23	16	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	152,399	—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)(c)	—	217	13	6	—	—	359
Cash flows received on the interests that continue to be held by the Firm(d)	117	267	23	53	455	—	43

Key assumptions used to measure retained interests originated during the year (rates per annum):

Prepayment rate(e)	17.9-20.0%				1.5%
	PPR				CPR

Weighted-average life (in years)	0.4-0.5				2.1
Expected credit losses	4.2-4.8%				1.5%
Discount rate	12.0-13.0%				25.0%

JPMorgan Chase & Co. / 2008 Annual Report	171

Notes to consolidated financial statements

Year ended December 31, 2007		Residential mortgage
(in millions, except for ratios and where					Option	Commercial		Student
otherwise noted)	Credit card	Prime(h)		Subprime	ARMs	and other		loans		Auto

Principal securitized	$21,160	$32,084		$6,763	$—	$12,797		$1,168		$—
Pretax gains	177	28	(i)	43	—	—		51		—
All cash flows during the period:
Proceeds from new securitizations	$21,160	$31,791		$6,844	$—	$13,038		$1,168		$—
Servicing fees collected	1,005	124		246	—	7		2		36
Other cash flows received(a)	4,963	—		—	—	—		—		—
Proceeds from collections reinvested in revolving securitizations	148,946	—		—	—	—		—		—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—	58		598	—	—		—		431
Cash flows received on the interests that continue to be held by the Firm(d)	18	140		278	—	256		—		89

Key assumptions used to measure retained interests originated during the year (rates per annum):

Prepayment rate(e)	20.4%	13.7-37.2%		30.0-48.0%		0.0-8.0%			1.0-8.0%
	PPR	CPR		CPR		CPR		CPR

Weighted-average life (in years)	0.4	1.3-5.4		2.3-2.8		1.3-10.2		9.3
Expected credit losses	3.5-3.9%	0.0-1.6	%(j)	1.2-2.2%		0.0-1.0	%(j)	—	%(j)
Discount rate	12.0%	5.8-20.0%		12.1-26.7%		10.0-14.0%			9.0%

Year ended December 31, 2006		Residential mortgage
(in millions, except for ratios and where					Option	Commercial		Student
otherwise noted)	Credit card	Prime(h)		Subprime	ARMs	and other		loans	Auto

Principal securitized	$9,735	$30,254		$17,359	$—	$13,858		$—	$2,405
Pretax gains	67	53		193	—	129		—	—
All cash flows during the period:
Proceeds from new securitizations	$9,735	$30,167		$17,635	$—	$14,248		$—	$1,745
Servicing fees collected	973	76		29	—	1		—	52
Other cash flows received(a)	5,281	35		—	—	95		—	—
Proceeds from collections reinvested in revolving securitizations	151,186	—		—	—	—		—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—	31		31	—	—		—	138
Cash flows received on the interests that continue to be held by the Firm(d)	76	48		258	—	73		—	96

Key assumptions used to measure retained interests originated during the year (rates per annum):

Prepayment rate(e)	20.0-22.2%	10.0-41.3%		36.0-45.0%		0.0-36.2%			1.4-1.5%
	PPR	CPR		CPR		CPR			ABS

Weighted-average life (in years)	0.4	1.7-4.0		1.5-2.4		1.5-6.1			1.4-1.9
Expected credit losses	3.3-4.2%	0.1-3.3	%(j)	1.1-2.1%		0.0-0.9%	(j)		0.3-0.7%
Discount rate	12.0%	8.4-26.2%		15.1-22.0%		3.8-14.0%			7.6-7.8%

(a)	Other cash flows received include excess servicing fees and other ancillary fees received.
(b)	Includes cash paid by the Firm to reacquire assets from the QSPEs, for example, servicer clean-up calls.
(c)	Excludes a random removal of $6.2 billion of credit card loans from a securitization trust previously established by Washington Mutual and an account addition of $5.8 billion of higher quality credit card loans from the legacy Chase portfolio to the legacy Washington Mutual trust in November 2008. These are noncash transactions that are permitted by the trust documents in order to maintain the appropriate level of undivided seller’s interest.
(d)	Includes cash flows received on retained interests including, for example, principal repayments, and interest payments.
(e)	PPR: principal payment rate; CPR: constant prepayment rate; ABS: absolute prepayment speed.
(f)	Includes $5.5 billion of securities retained by the Firm.
(g)	Includes securitizations sponsored by Bear Stearns and Washington Mutual as of their respective acquisition dates.
(h)	Includes Alt-A loans.
(i)	As of January 1, 2007, the Firm adopted the fair value election for IB warehouse and the RFS prime mortgage warehouse. The carrying value of these loans accounted for at fair value approximates the proceeds received from securitization.
(j)	Expected credit losses for consumer prime residential mortgage, and student and certain other securitizations are minimal and are incorporated into other assumptions.

172	JPMorgan Chase & Co. / 2008 Annual Report

Retained securitization interests
The following table summarizes the Firm’s retained securitization interests, which are carried at fair value on the Firm’s Consolidated Balance Sheets at December 31, 2008. As of December 31, 2008, 55% of the Firm’s retained securitization interests, which are carried at fair value, were risk rated “A” or better.

	Ratings profile of retained interests(c)(d)
	2008
	Investment	Noninvestment	Retained
December 31, (in billions)	Grade	grade	interest

Asset types:
Credit card(a)	$5.5	$3.8	$9.3
Residential mortgage:
Prime(b)	1.1	0.3	1.4
Subprime	—	0.1	0.1
Option ARMs	0.4	—	0.4
Commercial and other	1.7	0.3	2.0
Student loans	—	0.1	0.1
Auto	—	—	—

Total	$8.7	$4.6	$13.3

(a)	Includes retained subordinated interests carried at fair value, including CS’ accrued interests and fees, escrow accounts, and other residual interests. Excludes undivided seller interest in the trusts of $33.3 billion at December 31, 2008, which is carried at historical cost, and unencumbered cash amounts on deposit of $2.1 billion at December 31, 2008.
(b)	Includes Alt-A loans.
(c)	The ratings scale is presented on an S&P-equivalent basis.
(d)	Excludes $1.8 billion of investments acquired in the secondary market, but predominantly held for investment purposes. Of this amount $1.7 billion is classified as investment grade.
The table below outlines the key economic assumptions used at December 31, 2008 and 2007, to determine the fair value as of December 31, 2008 and 2007, respectively, of the Firm’s retained interests, other than MSRs, that are valued using modeling techniques; it excludes securities that are valued using quoted market prices. The table below also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of residential MSRs, see Note 18 on pages 187–188 of this Annual Report.

December 31, 2008		Residential mortgage
(in millions, except rates and where						Option	Commercial		Student
otherwise noted)	Credit card	Prime(c)		Subprime		ARMs	and other		loans		Auto

Retained interests	$3,463 (b)	$1,420		$68		$436	$1,966		$55		$40

Weighted-average life (in years)	0.5	5.3		1.5		7.3	3.5		8.2		0.7

Prepayment rates(a)	15.4-16.7%	0.0-50.6	%(d)	1.0-53.1%		5.0-15.0%	0.0-100.0	%(g)	5.0%		1.2-1.4%
Weighted-average prepayment rate	16.6	17.7		25.1		7.6	0.7		5.0		1.3
	PPR	CPR		CPR		CPR	CPR		CPR		ABS
Impact of 10% adverse change	$(42)	$(31)		$(5)		$(4)	$(1)		$(1)		$—
Impact of 20% adverse change	(85)	(57)		(6)		(11)	(1)		(2)		(1)

Loss assumptions	4.7-7.6%	0.0-78.1	%(d)	0.0-78.1	%(f)	0.0-26.3%	0.0-5.0%		—	%(e)	0.4-0.7%
Weighted-average loss assumption	7.0	4.4		3.4		0.3	0.3		—		0.5
Impact of 10% adverse change	$(235)	$(25)		$(7)		$—	$(12)		$—		$—
Impact of 20% adverse change	(426)	(49)		(13)		(1)	(24)		—		(1)
Discount rates	18.0%	9.9-67.7	%(d)	10.6-30.0%		3.6-71.7%	3.3-47.8	%(g)	9.0%		4.1-4.2%
Weighted-average discount rate	18.0	14.5		21.5		17.3	12.4		9.0		4.1
Impact of 10% adverse change	$(10)	$(52)		$(3)		$(16)	$(26)		$(2)		$—
Impact of 20% adverse change	(20)	(102)		(5)		(28)	(49)		(4)		—

JPMorgan Chase & Co. / 2008 Annual Report	173

Notes to consolidated financial statements

December 31, 2007		Residential mortgage
(in millions, except rates and where					Option	Commercial	Student
otherwise noted)	Credit card	Prime(c)		Subprime	ARMs	and other	loans		Auto

Retained interests	$3,324	$381		$387	$—	$42	$58		$106

Weighted-average life (in years)	0.4-0.5	2.9-4.9		2.9	—	0.3-11.0	8.8		0.9

Prepayment rates(a)	15.6-18.9%	19.0-25.3%		25.7%	—%	0.0-50.0%	1.0-8.0%		1.4%
	PPR	CPR		CPR		CPR	CPR		ABS
Impact of 10% adverse change	$(59)	$(14)		$(30)	$—	$(1)	$(1)		$(1)
Impact of 20% adverse change	(118)	(25)		(54)	—	(2)	(2)		(1)

Loss assumptions	3.3-4.6%	0.0-3.0	%(e)	3.3%	—%	0.0-0.9%	—	%(e)	0.6%
Impact of 10% adverse change	$(117)	$(13)		$(68)	$—	$(1)	$—		$(2)
Impact of 20% adverse change	(234)	(25)		(120)	—	(1)	—		(3)
Discount rates	12.0%	11.0-23.9%		15.0-30.0%	—%	1.0-18.0%	9.0%		6.8%
Impact of 10% adverse change	$(2)	$(18)		$(16)	$—	$—	$(3)		$—
Impact of 20% adverse change	(4)	(36)		(31)	—	(1)	(5)		(1)

(a)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: constant prepayment rate.
(b)	Excludes certain interests that are not valued using modeling techniques.
(c)	Includes Alt-A loans.
(d)	Including the valuation assumptions used to determine the fair value for a limited amount of retained interests resulted in a wider range than those used for the majority of the portfolio. Excluding these retained interests, the range of assumptions used to value the prime/Alt A mortgage retained interests would have been 0.0-29.4% for prepayment rates; 0.0-25.0% for loss assumptions; and 9.9%-21.4% for the discount rates.
(e)	Expected losses for prime residential mortgage, student loans and certain wholesale securitizations are minimal and are incorporated into other assumptions.
(f)	Including the loss assumptions used to determine the fair value for a limited amount of retained interests resulted in a wider range than those used for the majority of the portfolio. Excluding these retained interests, the range of loss assumption used to value the subprime mortgage retained interests would have been 0.2-43.5%.
(g)	The valuation assumptions used to determine the fair value for a limited amount of retained interests were higher than the majority of the portfolio. Excluding these retained interests, the range of assumptions used to value the commercial and other retained interests would have been 0.0% to 22.0% for prepayment rates and 3.3%-30.4% for the discount rates.

The sensitivity analysis in the preceding table is hypothetical. Changes in fair value based upon a 10% or 20% variation in assumptions generally cannot be extrapolated easily because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in the table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might counteract or magnify the sensitivities. The above sensitivities also do not reflect the Firm’s risk management practices that may be undertaken to mitigate such risks.

174	JPMorgan Chase & Co. / 2008 Annual Report

The table below includes information about delinquencies, net charge-offs and components of reported and securitized financial assets at December 31, 2008 and 2007.

					90 days past due		Nonaccrual				Net loan charge-offs
	Total Loans				and still accruing		assets(g)(h)				Year ended
December 31, (in millions)	2008		2007		2008	2007	2008		2007		2008	2007

Home Equity	$114,335		$94,832		$—	$—	$1,394		$786		$2,391	$564
Prime mortgage(a)	72,266		39,988		—	—	1,895		501		526	33
Subprime mortgage	15,330		15,473		—	—	2,690		1,017		933	157
Option ARMs	9,018		—		—	—	10		—		—	—
Auto loans	42,603		42,350		—	—	148		116		568	354
Credit card	104,746		84,352		2,649	1,547	4		7		4,556	3,116
All other loans	33,715		25,314		463	421	430		341		459	242
Loans held-for-sale(b)	2,028		3,989		—	—	—		—		NA	NA

Total consumer loans – excluding purchased credit-impaired	394,041		306,298		3,112	1,968	6,571		2,768		9,433	4,466
Consumer loans – purchased credit-impaired(c)	88,813		—		—	—	—		—		—	—

Total consumer loans	482,854		306,298		3,112	1,968	6,571		2,768		9,433	4,466
Total wholesale loans	262,044		213,076		163	75	2,382	(i)	514	(i)	402	72

Total loans reported	744,898		519,374		3,275	2,043	8,953		3,282		9,835	4,538

Securitized loans:
Residential mortgage:
Prime mortgages(a)	212,274		77,582		—	—	21,130		1,215		5,645	7
Subprime mortgage	58,607		22,692		—	—	13,301		3,238		4,797	413
Option ARMs	48,328		—		—	—	6,440		—		270	—
Automobile	791		2,276		—	—	2		6		15	13
Credit card	85,571		72,701		1,802	1,050	—		—		3,612	2,380
Student	1,074		1,141		66	—	—		—		1	—
Commercial and other	45,677		3,419		28	—	166		—		8	11

Total loans securitized(d)	$452,322		$179,811		$1,896	$1,050	$41,039		$4,459		$14,348	$2,824

Total loans reported and securitized(e)	$1,197,220	(f)	$699,185	(f)	$5,171	$3,093	$49,992		$7,741		$24,183	$7,362

(a)	Includes Alt-A loans.
(b)	Includes loans for prime mortgage and other (largely student loans) of $206 million and $1.8 billion at December 31, 2008, respectively, and $570 million and $3.4 billion at December 31, 2007, respectively.
(c)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual acquisition that were considered credit-impaired under SOP 03-3, and include $6.4 billion of loans that were nonperforming immediately prior to the acquisition. Under SOP 03-3, these loans are considered to be performing loans as of the acquisition date; they accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due. For additional information, see Note 14 on pages 163–166 of this Annual Report.
(d)	Total assets held in securitization-related SPEs were $640.8 billion and $307.7 billion at December 31, 2008 and 2007, respectively. The $452.3 billion and $179.8 billion of loans securitized at December 31, 2008 and 2007, respectively, excludes $152.4 billion and $107.8 billion of securitized loans, respectively, in which the Firm has no continuing involvement; $33.3 billion and $18.6 billion of seller’s interests in credit card master trusts, respectively; and $2.8 billion and $1.5 billion of cash amounts on deposit and escrow accounts.
(e)	Represents both loans on the Consolidated Balance Sheets and loans that have been securitized.
(f)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.
(g)	During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Amounts for 2007 have been revised to reflect this change.
(h)	Excludes nonperforming assets related to (i) loans eligible for repurchase, as well as loans repurchased from GNMA pools that are insured by U.S. government agencies, of $3.3 billion and $1.5 billion at December 31, 2008 and 2007, respectively, and (ii) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $437 million and $417 million at December 31, 2008 and 2007, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally.
(i)	Includes nonperforming loans held-for-sale and loans at fair value of $32 million and $50 million at December 31, 2008 and 2007, respectively.

JPMorgan Chase & Co. / 2008 Annual Report	175

Notes to consolidated financial statements

Subprime adjustable-rate mortgage loan modifications
See the Glossary of Terms on page 220 of this Annual Report for the Firm’s definition of subprime loans. Within the confines of the limited decision-making abilities of a QSPE under SFAS 140, the operating documents that govern existing subprime securitizations generally authorize the servicer to modify loans for which default is reasonably foreseeable, provided that the modification is in the best interests of the QSPE’s beneficial interest holders and would not result in a REMIC violation.
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
The Framework categorizes the population of ASF Framework Loans into three segments: Segment 1 includes loans where the borrower is current and is likely to be able to refinance into any readily available mortgage product; Segment 2 includes loans where the borrower is current, is unlikely to be able to refinance into any readily available mortgage industry product and meets certain defined criteria; and Segment 3 includes loans where the borrower is not current, as defined, and does not meet the criteria for Segments 1 or 2.
ASF Framework Loans in Segment 2 of the Framework are eligible for fast-track modification under which the interest rate will be kept at the existing initial rate, generally for five years following the interest rate reset date. The Framework indicates that for Segment 2 loans, JPMorgan Chase, as servicer, may presume that the borrower will be unable to make payments pursuant to the original terms of the borrower’s loan after the initial interest rate reset date. Thus, the Firm may presume that a default on that loan by the borrower is reasonably foreseeable unless the terms of the loan are modified. JPMorgan Chase has adopted the loss mitigation approaches under the Framework for securitized subprime ARM loans that meet the specific Segment 2 criteria and began modifying Segment 2 loans during the first quarter of 2008. The adoption of the Framework did not affect the off-balance sheet accounting treatment of JPMorgan Chase-sponsored QSPEs that hold Segment 2 subprime loans.
The total dollar amount of assets owned by Firm-sponsored QSPEs that hold subprime adjustable rate mortgage loans as of December 31, 2008 and 2007, was $30.8 billion and $20.0 billion, respectively. Of these amounts, $12.7 billion and $9.7 billion, respectively, are related to ASF Framework Loans serviced by the Firm. Included within the assets owned by Firm-sponsored QSPEs was foreclosure-related real estate owned, for which JPMorgan Chase is the servicer, in the amount of $3.5 billion and $637 million at December 31, 2008 and 2007, respectively. The growth in real estate owned in 2008 is attributable to the Washington Mutual transaction and increased foreclosures resulting from current housing market conditions. The following table presents the principal amounts of ASF Framework Loans, serviced by the Firm, that are owned by Firm-sponsored QSPEs that fell within Segments 1, 2 and 3 as of December 31, 2008 and 2007, respectively.

December 31,	2008		2007
(in millions, except ratios)	Amount	%	Amount	%

Segment 1	$1,940	15%	$1,940	20%
Segment 2	2,930	23	970	10
Segment 3	7,806	62	6,790	70

Total	$12,676	100%	$9,700	100%

The estimates of segment classification could change substantially in the future as a result of future changes in housing values, economic conditions, borrower/investor behavior and other factors.
The total principal amount of beneficial interests issued by the Firm-sponsored securitizations that hold ASF Framework Loans as of December 31, 2008 and 2007, was as follows.

December 31, (in millions)	2008	2007

Third-party	$44,401	$19,636
Retained interest	99	412

Total	$44,500	$20,048

For those ASF Framework Loans serviced by the Firm and owned by Firm-sponsored QSPEs, the Firm modified principal amounts of $1.7 billion of Segment 2 subprime mortgages during the year ended December 31, 2008. There were no Segment 2 subprime mortgages modified during the year ended December 31, 2007. For Segment 3 loans, the Firm has adopted a loss mitigation approach, without employing the fast-track modifications prescribed for Segment 2 subprime mortgages, that is intended to maximize the recoveries of the securitization trust. The loss mitigation approach chosen by JPMorgan Chase is consistent with the applicable servicing agreements and could include rate reductions, principal forgiveness, forbearance and other actions intended to minimize economic loss and avoid foreclosure. The table below presents selected information relating to the principal amount of Segment 3 loans for the year ended December 31, 2008, including those that have been modified, subjected to other loss mitigation activities or have been prepaid by the borrower.

For the year ended
December 31, (in millions)	2008

Loan modifications	$2,384
Other loss mitigation activities	865
Prepayments	219

The impact of loss mitigation efforts on the fair value of the Firm’s retained interests in ASF Framework loans was not material at December 31, 2008.

176	JPMorgan Chase & Co. / 2008 Annual Report

Note 17 – Variable interest entities
Refer to Note 1 on page 122 of this Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities.
JPMorgan Chase’s principal involvement with VIEs occurs in the following business segments:
•	Investment Bank: Utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner. IB is involved with VIEs through multi-seller conduits and for investor intermediation purposes, as discussed below. IB also securitizes loans through QSPEs, to create asset-backed securities, as further discussed in Note 16 on pages 168–176 of this Annual Report.
•	Asset Management (“AM”): Provides investment management services to a limited number of the Firm’s funds deemed VIEs. AM earns a fixed fee based upon assets managed; the fee varies with each fund’s investment objective and is competitively priced. For the limited number of funds that qualify as VIEs, AM’s relationships with such funds are not considered significant variable interests under FIN 46(R).
•	Treasury & Securities Services: Provides services to a number of VIEs that are similar to those provided to non-VIEs. TSS earns market-based fees for the services it provides. The relationships resulting from TSS’ services are not considered to be significant variable interests under FIN 46(R).
•	Commercial Banking (“CB”): Utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner. This is often accomplished through the use of products similar to those offered in IB. CB may assist in the structuring and/or ongoing administration of these VIEs and may provide liquidity, letters of credit and/or derivative instruments in support of the VIE. The relationships resulting from CB’s services are not considered to be significant variable interests under FIN 46(R).
•	Corporate/Private Equity: Corporate utilizes VIEs to issue guaranteed capital debt securities. See Note 23 on page 191 for further information. The Private Equity business, also included in Corporate, may be involved with entities that could be deemed VIEs. Private equity activities are accounted for in accordance with the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). In June 2007, the AICPA issued SOP 07-1, which provides guidance for determining whether an entity is within the scope of the Guide, and therefore qualifies to use the Guide’s specialized accounting principles (referred to as “investment company accounting”). In May 2007, the FASB issued FSP FIN 46(R)-7, which amends FIN 46(R) to permanently exempt entities within the scope of the Guide from applying the provisions of FIN 46(R) to their investments. In February 2008, the FASB agreed to an indefinite delay of the effective date of SOP 07-1 in order to address implementation issues, which effectively delays FSP FIN 46(R)-7 as well for those companies, such as the Firm, that have not adopted SOP 07-1. Had FIN 46(R) been applied to VIEs subject to this deferral, the impact would have been immaterial to the Firm’s consolidated financial statements as of December 31, 2008.
As noted above, IB is predominantly involved with multi-seller conduits and VIEs associated with investor intermediation activities. These nonconsolidated VIEs that are sponsored by JPMorgan Chase are discussed below. The Firm considers a “sponsored” VIE to include any entity where: (1) JPMorgan Chase is the principal beneficiary of the structure; (2) the VIE is used by JPMorgan Chase to securitize Firm assets; (3) the VIE issues financial instruments associated with the JPMorgan Chase brand name; or (4) the entity is a JPMorgan Chase administered asset-backed commercial paper (“ABCP”) conduit.
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
JPMorgan Chase receives fees related to the structuring of multi-seller conduit transactions and compensation from the multi-seller conduits for its role as administrative agent, liquidity provider, and provider of program-wide credit enhancement.
As a means of ensuring timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum 100% deal-specific liquidity facility associated with it. Deal-specific liquidity facilities are the primary source of liquidity support for the conduits. The deal-specific liquidity facilities are typically in the form of asset purchase agreements and generally structured so the liquidity that will be provided by the Firm as liquidity provider will be effected by the Firm purchasing, or lending against, a pool of nondefaulted, performing assets.
The conduit’s administrative agent can require the liquidity provider to perform under its asset purchase agreement with the conduit at any time. These agreements may cause the liquidity provider, including the Firm, to purchase an asset from the conduit at an amount above the asset’s then current fair value – in effect providing a guarantee of the initial value of the reference asset as of the date of the agreement. In limited circumstances, the Firm may provide unconditional liquidity.

JPMorgan Chase & Co. / 2008 Annual Report	177

Notes to consolidated financial statements

The Firm also provides the multi-seller conduit vehicles with program-wide liquidity facilities in the form of uncommitted short-term revolving facilities that can be accessed by the conduits to handle funding increments too small to be funded by commercial paper and in the form of uncommitted liquidity facilities that can be accessed by the conduits only in the event of short-term disruptions in the commercial paper market.
Because the majority of the deal-specific liquidity facilities will only fund nondefaulted assets, program-wide credit enhancement is required to absorb losses on defaulted receivables in excess of losses absorbed by any deal-specific credit enhancement. Program-wide credit enhancement may be provided by JPMorgan Chase in the form of standby letters of credit or by third-party surety bond providers. The amount of program-wide credit enhancement required varies by conduit and ranges between 5% and 10% of applicable commercial paper outstanding.
The following table summarizes the Firm’s involvement with non-consolidated Firm-administered multi-seller conduits. There were no consolidated Firm-administered multi-seller conduits as of December 31, 2008 or 2007.

December 31, (in billions)	2008	2007

Total assets held by conduits	$42.9	$61.2

Total commercial paper issued by conduits	43.1	62.6

Liquidity and credit enhancements(a)
Deal-specific liquidity facilities
(primary asset purchase agreements)	55.4	87.3
Program-wide liquidity facilities	17.0	13.2
Program-wide credit enhancements	3.0	2.5
Maximum exposure to loss(b)	56.9	88.9

(a)	The accounting for these agreements is further discussed in Note 33 on pages 206–210. The carrying value related to asset purchase agreements was $147 million at December 31, 2008, of which $138 million represented the remaining fair value of the guarantee under FIN 45. The Firm has recognized this guarantee in other liabilities with an offsetting entry recognized in other assets for the net present value of the future premium receivable under the contracts.
(b)	The Firm’s maximum exposure to loss is limited to the amount of drawn commitments (i.e., sellers’ assets held by the multi-seller conduits for which the Firm provides liquidity support) of $42.9 billion and $61.2 billion at December 31, 2008 and 2007, respectively, plus contractual but undrawn commitments of $14.0 billion and $27.7 billion at December 31, 2008 and 2007, respectively. Since the Firm provides credit enhancement and liquidity to Firm-administered, multi-seller conduits, the maximum exposure is not adjusted to exclude exposure that would be absorbed by third- party liquidity providers.
Assets funded by the multi-seller conduits
JPMorgan Chase’s administered multi-seller conduits fund a variety of asset types for the Firm’s clients. Asset types primarily include credit card receivables, auto loans, trade receivables, student loans, commercial loans, residential mortgages, capital commitments (e.g., loans to private equity, mezzanine and real estate opportunity funds secured by capital commitments of highly rated institutional investors), and various other asset types. It is the Firm’s intention that the assets funded by its administered multi-seller conduits be sourced only from the Firm’s clients and not originated by, or transferred from, JPMorgan Chase.

The following table presents information on the commitments and assets held by JPMorgan Chase’s administered multi-seller conduits as of December 31, 2008 and 2007.
Summary of exposure to Firm-administered nonconsolidated multi-seller conduits

	2008				2007
	Unfunded	Commercial	Liquidity	Liquidity	Unfunded	Commercial	Liquidity	Liquidity
December 31,	commitments to	paper funded	provided by	provided	commitments to	paper funded	provided by	provided
(in billions)	Firm’s clients	assets	third parties	by Firm	Firm’s clients	assets	third parties	by Firm

Asset types:
Credit card	$3.0	$8.9	$0.1	$11.8	$3.3	$14.2	$—	$17.5
Vehicle loans and leases	1.4	10.0	—	11.4	4.5	10.2	—	14.7
Trade receivables	3.8	5.5	—	9.3	6.0	6.6	—	12.6
Student loans	0.7	4.6		5.3	0.8	9.2	—	10.0
Commercial	1.5	4.0	0.4	5.1	2.1	4.8	0.4	6.5
Residential mortgage	—	0.7	—	0.7	4.6	3.1	—	7.7
Capital commitments	1.3	3.9	0.6	4.6	2.0	5.1	0.6	6.5
Rental car finance	0.2	0.4	—	0.6	0.6	0.7	—	1.3
Equipment loans and leases	0.7	1.6	—	2.3	1.1	2.5	—	3.6
Floorplan – vehicle	0.7	1.8	—	2.5	1.3	1.3	—	2.6
Floorplan – other	—	—	—	—	—	0.5	—	0.5
Consumer	0.1	0.7	0.1	0.7	0.7	1.7	0.2	2.2
Other	0.6	0.8	0.3	1.1	0.7	1.3	0.4	1.6

Total	$14.0	$42.9	$1.5	$55.4	$27.7	$61.2	$1.6	$87.3

178	JPMorgan Chase & Co. / 2008 Annual Report

	Ratings profile of VIE assets of the multi-seller conduits(a)					Commercial	Wt. avg.
December 31, 2008	Investment-grade				Noninvestment-grade	paper funded	expected
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	assets	life (years)(b)

Asset types:
Credit card	$4.8	$3.9	$0.1	$0.1	$—	$8.9	1.5
Vehicle loans and leases	4.1	4.1	1.8	—	—	10.0	2.5
Trade receivables	—	4.0	1.5	—	—	5.5	1.0
Student loans	3.6	0.9	—	0.1	—	4.6	1.8
Commercial	1.1	2.0	0.6	0.3	—	4.0	2.7
Residential mortgage	—	0.6	—	0.1	—	0.7	4.0
Capital commitments	—	3.6	0.3	—	—	3.9	2.4
Rental car finance	—	—	0.4	—	—	0.4	1.5
Equipment loans and leases	0.4	1.2	—	—	—	1.6	2.2
Floorplan – vehicle	0.1	1.0	0.7	—	—	1.8	1.1
Floorplan – other	—	—	—	—	—	—	—
Consumer	0.1	0.4	0.2	—	—	0.7	1.6
Other	0.5	0.3	—	—	—	0.8	3.7

Total	$14.7	$22.0	$5.6	$0.6	$—	$42.9	2.0

	Ratings profile of VIE assets of the multi-seller conduits(a)					Commercial	Wt. avg.
December 31, 2007	Investment-grade				Noninvestment-grade	paper funded	expected
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	assets	life (years)(b)

Asset types:
Credit card	$4.2	$9.4	$0.6	$—	$—	$14.2	1.5
Vehicle loans and leases	1.8	6.9	1.4	—	0.1	10.2	2.3
Trade receivables	—	4.7	1.7	0.2	—	6.6	1.3
Student loans	1.0	8.1	0.1	—	—	9.2	0.5
Commercial	0.5	3.5	0.7	0.1	—	4.8	2.8
Residential mortgage	1.5	0.8	0.8	—	—	3.1	1.5
Capital commitments	—	5.1	—	—	—	5.1	3.4
Rental car finance	—	0.7	—	—	—	0.7	1.1
Equipment loans and leases	0.4	1.9	—	0.2	—	2.5	2.2
Floorplan – vehicle	0.4	0.7	0.2	—	—	1.3	0.8
Floorplan – other	—	0.5	—	—	—	0.5	0.7
Consumer	—	1.4	0.2	—	0.1	1.7	1.8
Other	1.2	0.1	—	—	—	1.3	3.7

Total	$11.0	$43.8	$5.7	$0.5	$0.2	$61.2	1.8

(a)	The ratings scale is presented on an S&P equivalent basis.
(b)	Weighted average expected life for each asset type is based upon the remaining term of each conduit transaction’s committed liquidity plus either the expected weighted average life of the assets should the committed liquidity expire without renewal or the expected time to sell the underlying assets in the securitization market.

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
The risk ratings are periodically reassessed as information becomes available. As of December 31, 2008 and 2007, 90% and 93%, respectively, of the assets in the conduits were risk-rated “A” or better.
Commercial paper issued by the multi-seller conduits
The weighted average life of commercial paper issued by the multi-seller conduits at December 31, 2008 and 2007, was 27 days and 26 days, respectively, and the average yield on the commercial paper at December 31, 2008 and 2007, was 0.6% and 5.7%, respectively.
In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including paper issued by the Firm-administered conduits. The percentage of commercial paper purchased by the Firm across all Firm-administered conduits during the year ended December 31, 2008, ranged from less than 1% to approximately 20% on any given day. The largest daily amount of commercial paper outstanding held by the Firm in any one multi-seller conduit during the years ended December 31, 2008 and 2007, was approximately $2.7 billion, or 23%, for 2008, and $2.7 billion, or 16%, for 2007, of the conduit’s commercial paper outstanding. On average, the Firm held approximately 3% of daily multi-seller conduit issued commercial paper outstanding during 2008. Total multi-seller conduit issued commercial paper held by the Firm at December 31, 2008 and 2007, was $360 million and $131 million, respectively.
The Firm is not obligated under any agreement (contractual or non-contractual) to purchase the commercial paper issued by JPMorgan Chase-administered conduits.

JPMorgan Chase & Co. / 2008 Annual Report	179

Notes to consolidated financial statements

Consolidation analysis
The multi-seller conduits administered by the Firm were not consolidated at December 31, 2008 and 2007, because each conduit had issued expected loss notes (“ELNs”), the holders of which are committed to absorbing the majority of the expected loss of each respective conduit.
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
Expected loss modeling
In determining the primary beneficiary of the conduits the Firm uses a Monte Carlo–based model to estimate the expected losses of each of the conduits and considers the relative rights and obligations of each of the variable interest holders. The Firm’s expected loss modeling treats all variable interests, other than the ELNs, as its own to determine consolidation. The variability to be considered in the modeling of expected losses is based on the design of the entity. The Firm’s traditional multi-seller conduits are designed to pass credit risk, not liquidity risk, to its variable interest holders, as the assets are intended to be held in the conduit for the longer term.
Under FIN 46(R), the Firm is required to run the Monte Carlo-based expected loss model each time a reconsideration event occurs. In applying this guidance to the conduits, the following events, are considered to be reconsideration events, as they could affect the determination of the primary beneficiary of the conduits:
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
As part of its normal quarterly modeling, the Firm updates, when applicable, the inputs and assumptions used in the expected loss model. Specifically, risk ratings and loss given default assumptions are continually updated. The total amount of expected loss notes outstanding at December 31, 2008 and 2007, were $136 million and $130 million, respectively. Management has concluded that the model assumptions used were reflective of market participants’ assumptions and appropriately considered the probability of changes to risk ratings and loss given defaults.
Qualitative considerations
The multi-seller conduits are primarily designed to provide an efficient means for clients to access the commercial paper market. The Firm believes the conduits effectively disperse risk among all parties and that the preponderance of the economic risk in the Firm’s multi-seller conduits is not held by JPMorgan Chase.
Consolidated sensitivity analysis on capital
The table below shows the impact on the Firm’s reported assets, liabilities, Tier 1 capital ratio and Tier 1 leverage ratio if the Firm were required to consolidate all of the multi-seller conduits that it administers at their current carrying value.

December 31, 2008
(in billions, except ratios)	Reported	Pro forma(a)(b)

Assets	$2,175.1	$2,218.2
Liabilities	2,008.2	2,051.3
Tier 1 capital ratio	10.9%	10.9%
Tier 1 leverage ratio	6.9	6.8

(a)	The table shows the impact of consolidating the assets and liabilities of the multi-seller conduits at their current carrying value; as such, there would be no income statement or capital impact at the date of consolidation. If the Firm were required to consolidate the assets and liabilities of the conduits at fair value, the Tier 1 capital ratio would be approximately 10.8%. The fair value of the assets is primarily based upon pricing for comparable transactions. The fair value of these assets could change significantly because the pricing of conduit transactions is renegotiated with the client, generally, on an annual basis and due to changes in current market conditions.
(b)	Consolidation is assumed to occur on the first day of the quarter, at the quarter-end levels, in order to provide a meaningful adjustment to average assets in the denominator of the leverage ratio.
The Firm could fund purchases of assets from VIEs should it become necessary.
2007 activity
In July 2007, a reverse repurchase agreement collateralized by prime residential mortgages held by a Firm-administered multi-seller conduit was put to JPMorgan Chase under its deal-specific liquidity facility. The asset was transferred to and recorded by JPMorgan Chase at its par value based on the fair value of the collateral that supported the reverse repurchase agreement. During the fourth quarter of 2007, additional information regarding the value of the collateral, including performance statistics, resulted in the determination by the Firm that the fair value of the collateral was impaired. Impairment losses were allocated to the ELN holder (the party that absorbs the majority of the expected loss from the conduit) in accordance with the contractual provisions of the ELN note.
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

180	JPMorgan Chase & Co. / 2008 Annual Report

their par value of $1.4 billion. As of December 31, 2008 and 2007, the CDO assets were valued on the Consolidated Balance Sheets at $5 million and $291 million, respectively.
There were no other structured CDO assets backed by subprime mortgages remaining in JPMorgan Chase-administered multi-seller conduits as of December 31, 2008 and 2007.
The Firm does not consider the October 2007 transfer of the structured CDO assets from the multi-seller conduits to JPMorgan Chase to be an indicator of JPMorgan Chase’s intent to provide implicit support to the ELN holders. This transfer was a one-time, isolated event, limited to a specific type of asset that is not typically funded in the Firm’s administered multi-seller conduits. In addition, the Firm has no plans to permit multi-seller conduits to purchase such assets in the future.
Investor intermediation
As a financial intermediary, the Firm creates certain types of VIEs and also structures transactions, typically derivative structures, with these VIEs to meet investor needs. The Firm may also provide liquidity and other support. The risks inherent in the derivative instruments or liquidity commitments are managed similarly to other credit, market or liquidity risks to which the Firm is exposed. The principal types of VIEs for which the Firm is engaged in these structuring activities are municipal bond vehicles, credit-linked note vehicles, asset swap vehicles and collateralized debt obligation vehicles.
Municipal bond vehicles
The Firm has created a series of secondary market trusts that provide short-term investors with qualifying tax-exempt investments, and that allow investors in tax-exempt securities to finance their investments at short-term tax-exempt rates. In a typical transaction, the vehicle purchases fixed-rate longer-term highly rated municipal bonds and funds the purchase by issuing two types of securities: (1) putable floating-rate certificates and (2) inverse floating-rate residual interests (“residual interests”). The maturity of each of the putable floating-rate certificates and the residual interests is equal to the life of the vehicle, while the maturity of the underlying municipal bonds is longer. Holders of the putable floating-rate certificates may “put,” or tender, the certificates if the remarketing agent cannot successfully remarket the floating-rate certificates to another investor. A liquidity facility conditionally obligates the liquidity provider to fund the purchase of the tendered floating-rate certificates. Upon termination of the vehicle, if the proceeds from the sale of the underlying municipal bonds are not sufficient to repay the liquidity facility, the liquidity provider has recourse either to excess collateralization in the vehicle or the residual interest holders for reimbursement.
The third-party holders of the residual interests in these vehicles could experience losses if the face amount of the putable floating-rate certificates exceeds the market value of the municipal bonds upon termination of the vehicle. Certain vehicles require a smaller initial investment by the residual interest holders and thus do not result in excess collateralization. For these vehicles there exists a reimbursement obligation which requires the residual interest holders to post, during the life of the vehicle, additional collateral to the vehicle on a daily basis as the market value of the municipal bonds declines.
JPMorgan Chase often serves as the sole liquidity provider and remarketing agent of the putable floating-rate certificates. As the liquidity provider, the Firm has an obligation to fund the purchase of the putable floating-rate certificates; this obligation is triggered by the failure to remarket the putable floating-rate certificates. The liquidity provider’s obligation to perform is conditional and is limited by certain termination events, which include bankruptcy or failure to pay by the municipal bond issuer or credit enhancement provider, and the immediate downgrade of the municipal bond to below investment grade. A downgrade of the JPMorgan Chase Bank, N.A.’s short-term rating does not affect the Firm’s obligation under the liquidity facility. However, in the event of a downgrade in the Firm’s credit ratings, holders of the putable floating-rate instruments supported by those liquidity facility commitments might choose to sell their instruments, which could increase the likelihood that the liquidity commitments could be drawn. In vehicles in which third-party investors own the residual interests, in addition to the termination events, the Firm’s exposure as liquidity provider is further limited by the high credit quality of the underlying municipal bonds, and the excess collateralization in the vehicle or the reimbursement agreements with the residual interest holders. In the fourth quarter of 2008, a drawdown occurred on one liquidity facility as a result of a failure to remarket putable floating-rate certificates. The Firm was required to purchase $19 million of putable floating-rate certificates. Subsequently, the municipal bond vehicle was terminated and the proceeds from the sales of the municipal bonds, together with the collateral posted by the residual interest holder, were sufficient to repay the putable floating-rate certificates. In 2007, the Firm did not experience a drawdown on the liquidity facilities.
As remarketing agent, the Firm may hold the putable floating-rate certificates. At December 31, 2008 and 2007, respectively, the Firm held $293 million and $617 million of these certificates on its Consolidated Balance Sheets. The largest amount held by the Firm at any time during 2008 and 2007 was $2.2 billion and $1.0 billion, respectively, or 11% and 5%, respectively, of the municipal bond vehicles’ outstanding putable floating-rate certificates. The Firm did not have and continues not to have any intent to protect any residual interest holder from potential losses on any of the municipal bond holdings.
The long-term credit ratings of the putable floating-rate certificates are directly related to the credit ratings of the underlying municipal bonds, and to the credit rating of any insurer of the underlying municipal bond. A downgrade of a bond insurer would result in a downgrade of the insured municipal bonds, which would affect the rating of the putable floating-rate certificates. This could cause demand for these certificates by investors to decline or disappear, as putable floating-rate certificate holders typically require an “AA-” bond rating. At December 31, 2008 and 2007, 97% and 99%, respectively, of the municipal bonds held by vehicles to which the Firm served as liquidity provider were rated “AA-” or better, based upon either the rating of the underlying municipal bond itself, or the rating including any credit enhancement. At December 31, 2008 and 2007, $2.6 billion and $12.0 billion, respectively, of the bonds were

JPMorgan Chase & Co. / 2008 Annual Report	181

Notes to consolidated financial statements

insured by monoline bond insurers. In addition, the municipal bond vehicles did not experience any bankruptcy or downgrade termination events during 2008 and 2007.
The Firm sometimes invests in the residual interests of municipal bond vehicles. For VIEs in which the Firm owns the residual interests, the Firm consolidates the VIEs.
The likelihood that the Firm would have to consolidate VIEs where the Firm does not own the residual interests and that are currently off-balance sheet is remote.

Exposure to nonconsolidated municipal bond VIEs at December 31, 2008 and 2007, including the ratings profile of the VIEs’ assets, were as follows.

	2008				2007
	Fair value of				Fair value of
December 31,	assets held	Liquidity	Excess/	Maximum	assets held	Liquidity	Excess/	Maximum
(in billions)	by VIEs	facilities(d)	(deficit)(e)	exposure	by VIEs	facilities(d)	(deficit)(e)	exposure

Nonconsolidated
Municipal bond vehicles(a)(b)(c)	$10.0	$6.9	$3.1	$6.9	$19.2	$18.1	$1.1	$18.1

						Fair value	Wt. avg.
	Ratings profile of VIE assets(f)					of assets	expected
December 31,	Investment-grade				Noninvestment-grade	held by	life of assets
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	VIEs	(years)

Nonconsolidated municipal bond vehicles(a)
2008	$3.8	$5.9	$0.2	$0.1	$—	$10.0	22.3
2007	14.6	4.4	0.2	—	—	19.2	10.0

(a)	Excluded $6.0 billion and $6.9 billion at December 31, 2008 and 2007, respectively, which were consolidated due to the Firm owning the residual interests.
(b)	Certain of the municipal bond vehicles are structured to meet the definition of a QSPE (as discussed in Note 1 on page 122 of this Annual Report); accordingly, the assets and liabilities of QSPEs are not reflected in the Firm’s Consolidated Balance Sheets (except for retained interests that are reported at fair value). Excluded nonconsolidated amounts of $603 million and $7.1 billion at December 31, 2008 and 2007, respectively, related to QSPE municipal bond vehicles in which the Firm owned the residual interests.
(c)	The decline in balances at December 31, 2008, compared with December 31, 2007, was due to third-party residual interest holders exercising their right to terminate the municipal bond vehicles. The proceeds from the sales of municipal bonds were sufficient to repay the putable floating-rate certificates, and the Firm did not incur losses as a result of these terminations.
(d)	The Firm may serve as credit enhancement provider in municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds in the form of letters of credit of $10 million and $103 million at December 31, 2008 and 2007, respectively.
(e)	Represents the excess (deficit) of municipal bond asset fair value available to repay the liquidity facilities, if drawn.
(f)	The ratings scale is based upon the Firm’s internal risk ratings and presented on an S&P equivalent basis.

Credit-linked note vehicles
The Firm structures transactions with credit-linked note (“CLN”) vehicles in which the VIE purchases highly rated assets, such as asset-backed securities, and enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit which the VIE otherwise does not hold. The VIE then issues CLNs with maturities predominantly ranging from one to ten years in order to transfer the risk of the referenced credit to the VIE’s investors. Clients and investors often prefer using a CLN vehicle since the CLNs issued by the VIE generally carry a higher credit rating than such notes would if issued directly by JPMorgan Chase. The Firm’s exposure to the CLN vehicles is generally limited to its rights and obligations under the credit derivative contract with the VIE, as the Firm does not provide any additional contractual financial support to the VIE. In addition, the Firm has not historically provided any financial support to the CLN vehicles over and above its contractual obligations. Accordingly, the Firm typically does not consolidate the CLN vehicles. As a derivative counterparty in a credit-linked note structure, the Firm has a senior claim on the collateral of the VIE and reports such derivatives on its balance sheet at fair value. The collateral purchased by such VIEs is largely investment-grade, with a majority being rated “AAA”. The Firm divides its credit-linked note structures broadly into two types: static and managed.
In a static credit-linked note structure, the CLNs and associated credit derivative contract either reference a single credit (e.g., a multinational corporation) or all or part of a fixed portfolio of credits. The Firm generally buys protection from the VIE under the credit derivative. As a net buyer of credit protection, the Firm pays a premium to the VIE in return for the receipt of a payment (up to the notional amount of the derivative) if one or more of the reference credits defaults, or if the losses resulting from the default of the reference credits exceed specified levels.

182	JPMorgan Chase & Co. / 2008 Annual Report

In a managed credit-linked note structure, the CLNs and associated credit derivative generally reference all or part of an actively managed portfolio of credits. An agreement exists between a portfolio manager and the VIE that gives the portfolio manager the ability to substitute each referenced credit in the portfolio for an alternative credit. By participating in a structure where a portfolio manager has the ability to substitute credits within pre-agreed terms, the investors who own the CLNs seek to reduce the risk that any single credit in the portfolio will default. The Firm does not act as portfolio manager; its involvement with the VIE is generally limited to being a derivative counterparty. As a net buyer of credit protection, the Firm pays a premium to the VIE in return for the receipt of a payment (up to the notional of the derivative) if one or more of the credits within the portfolio defaults, or if the losses resulting from the default of reference credits exceed specified levels.

Exposure to nonconsolidated credit-linked note VIEs at December 31, 2008 and 2007, was as follows.

	2008				2007
				Par value of				Par value of
December 31,	Derivative	Trading	Total	collateral held	Derivative	Trading	Total	collateral held
(in billions)	receivables	assets(c)	exposure(d)	by VIEs(e)	receivables	assets(c)	exposure(d)	by VIEs(e)

Credit-linked notes(a)
Static structure	$3.6	$0.7	$4.3	$14.5	$0.8	$0.4	$1.2	$13.5
Managed structure(b)	7.7	0.3	8.0	16.6	4.5	0.9	5.4	12.8

Total	$11.3	$1.0	$12.3	$31.1	$5.3	$1.3	$6.6	$26.3

(a)	Excluded fair value of collateral of $2.1 billion and $2.5 billion at December 31, 2008 and 2007, respectively, which was consolidated as the Firm, in its role as secondary market maker, held a majority of the issued CLNs of certain vehicles.
(b)	Includes synthetic collateralized debt obligation vehicles, which have similar risk characteristics to managed credit-linked note vehicles. At December 31, 2008 and 2007, trading assets included $7 million and $291 million, respectively, of transactions with subprime collateral.
(c)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.
(d)	On-balance sheet exposure that includes derivative receivables and trading assets.
(e)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies upon the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.

Asset Swap Vehicles
The Firm also structures and executes transactions with asset swap vehicles on behalf of investors. In such transactions, the VIE purchases a specific asset or assets and then enters into a derivative with the Firm in order to tailor the interest rate or currency risk, or both, of the assets according to investors’ requirements. Generally, the assets are held by the VIE to maturity, and the tenor of the derivatives would match the maturity of the assets. Investors typically invest in the notes issued by such VIEs in order to obtain exposure to the credit risk of the specific assets as well as exposure to foreign exchange and interest rate risk that is tailored to their specific needs; for example, an interest rate derivative may add additional interest rate exposure into the VIE in order to increase the return on the issued notes; or to convert an interest bearing asset into a zero-coupon bond.
The Firm’s exposure to the asset swap vehicles is generally limited to its rights and obligations under the interest rate and/or foreign exchange derivative contracts, as the Firm does not provide any contractual financial support to the VIE. In addition, the Firm historically has not provided any financial support to the asset swap vehicles over and above its contractual obligations. Accordingly, the Firm typically does not consolidate the asset swap vehicles. As a derivative counterparty, the Firm has a senior claim on the collateral of the VIE and reports such derivatives on its balance sheet at fair value. Substantially all of the assets purchased by such VIEs are investment-grade.

JPMorgan Chase & Co. / 2008 Annual Report	183

Notes to consolidated financial statements
Exposure to nonconsolidated asset swap VIEs at December 31, 2008 and 2007, was as follows.

	2008				2007
				Par value of				Par value of
December 31,	Derivative	Trading	Total	collateral held	Derivative	Trading	Total	collateral held
(in billions)	receivables (payables)	assets(a)	exposure(b)	by VIEs(c)	receivables (payables)	assets(a)	exposure(b)	by VIEs(c)

Nonconsolidated
Asset swap vehicles(d)	$(0.2)	$—	$(0.2)	$7.3	$0.2	$—	$0.2	$5.6

(a)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.
(b)	On-balance sheet exposure that includes derivative receivables (payables) and trading assets.
(c)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies upon the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.
(d)	Excluded fair value of collateral of $1.0 billion and $976 million at December 31, 2008 and 2007, respectively, which was consolidated as the Firm, in its role as secondary market maker, held a majority of the issued notes of certain vehicles.

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
Prior to the formal establishment of a CDO vehicle, there is a warehousing period where a VIE may be used to accumulate the assets which will be subsequently securitized and serve as the collateral for the securities to be issued to investors. During this warehousing period, the Firm may provide all or a portion of the financing to the VIE, for which the Firm earns interest on the amounts it finances. A third-party asset manager that will serve as the manager for the CDO vehicle uses the warehouse funding provided by the Firm to purchase the financial assets. The funding commitments generally are one year in duration. In the event that the securitization of assets does not occur within the committed financing period, the warehoused assets are generally liquidated.
Because of the varied levels of support provided by the Firm during the warehousing period, which typically averages six to nine months, each CDO warehouse VIE is assessed in accordance with FIN 46(R) to determine whether the Firm is considered the primary beneficiary that should consolidate the VIE. In general, the Firm would consolidate the warehouse VIE unless another third party, typically the asset manager, provides significant protection for potential declines in the value of the assets held by the VIE. In those cases, the third party that provides the protection to the warehouse VIE would consolidate the VIE.
Once the portfolio of warehoused assets is large enough, the VIE will issue securities where market conditions permit. The proceeds from the issuance of securities will be used to repay the warehouse financing obtained from the Firm and other counterparties. In connection with the establishment of the CDO vehicle, the Firm typically earns a fee for arranging the CDO vehicle and distributing the securities (as placement agent and/or underwriter) and does not typically own any equity tranches issued. Once the CDO vehicle closes and issues securities, the Firm has no further obligation to provide further support to the vehicle. At the time of closing, the Firm may hold unsold securities that the Firm was not able to place with third-party investors. The amount of unsold securities at December 31, 2008 and 2007, was insignificant. In addition, the Firm may on occasion hold some of the CDO vehicles’ securities, including equity interests, as a secondary market-maker or as a principal investor, or it may be a derivative counterparty to the vehicles. At December 31, 2008 and 2007, these amounts were not significant. Exposures to CDO warehouse VIEs at December 31, 2008 and 2007, were as follows.

184	JPMorgan Chase & Co. / 2008 Annual Report

December 31, 2008	Funded	Unfunded	Maximum
(in billions)	loans	commitments(a)	exposure(b)

CDO warehouse VIEs
Consolidated	$0.4	$—	$0.4
Nonconsolidated	0.4	0.7	1.1

Total	$0.8	$0.7	$1.5

December 31, 2007	Funded	Unfunded	Maximum
(in billions)	loans	commitments(a)	exposure(b)

CDO warehouse VIEs
Consolidated	$2.4	$1.9	$4.3
Nonconsolidated	2.7	3.4	6.1

Total	$5.1	$5.3	$10.4

	Ratings profile of VIE assets(c)
December 31,	Investment-grade				Noninvestment-grade	Total
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	exposure

Nonconsolidated CDO warehouse VIEs
2008	$—	$—	$—	$—	$ 0.4	$0.4
2007	—	—	—	—	2.7	2.7

(a)	Typically contingent upon certain asset-quality conditions being met by asset managers.
(b)	The aggregate of the fair value of loan exposure and any unfunded, contractually committed financing.
(c)	The ratings scale is based upon JPMorgan Chase’s internal risk ratings and presented on an S&P equivalent basis.

VIEs sponsored by third parties
Investment in a third-party credit card securitization trust
The Firm holds a note in a third-party-sponsored VIE, which is a credit card securitization trust (the “Trust”), that owns credit card receivables issued by a national retailer. The note is structured so that the principal amount can float up to 47% of the principal amount of the receivables held by the Trust not to exceed $4.2 billion. The Firm is not the primary beneficiary of the Trust and accounts for its investment as an AFS security, which is recorded at fair value. At December 31, 2008, the amortized cost of the note was $3.6 billion and the fair value was $2.6 billion. For more information on accounting for AFS securities, see Note 12 on pages 158–162 of this Annual Report.
VIE used in FRBNY transaction
In conjunction with the Bear Stearns merger, in June 2008, the FRBNY took control, through an LLC formed for this purpose, of a portfolio of $30.0 billion in assets, based upon the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a
$28.85 billion term loan from the FRBNY, and a $1.15 billion subordinated loan from JPMorgan Chase. The JPMorgan Chase loan is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase loan and the expense of the LLC, will be for the account of the FRBNY.
Other VIEs sponsored by third parties
The Firm enters into transactions with VIEs structured by other parties. These transactions include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based upon the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where these activities do not cause JPMorgan Chase to absorb a majority of the expected losses of the VIEs or to receive a majority of the residual returns of the VIEs, JPMorgan Chase records and reports these positions on its Consolidated Balance Sheets similar to the way it would record and report positions from any other third-party transaction. These transactions are not considered significant for disclosure purposes under FIN 46(R).

JPMorgan Chase & Co. / 2008 Annual Report	185

Notes to consolidated financial statements
Consolidated VIE assets and liabilities
The following table presents information on assets, liabilities and commitments related to VIEs that are consolidated by the Firm.

	Consolidated VIEs
	Assets
December 31,
2008	Trading debt			Total
(in billions)	and equity	Loans	Other (b)	assets (c)

VIE program type
Municipal bond
vehicles	$5.9	$—	$0.1	$6.0
Credit-linked notes	1.9	—	0.2	2.1
CDO warehouses(a)	0.2	—	0.1	0.3
Student loans	—	4.0	0.1	4.1
Employee funds	—	—	0.5	0.5
Energy investments	—	—	0.4	0.4
Other	2.8	1.3	1.1	5.2

Total	$10.8	$5.3	$2.5	$18.6

	Liabilities
December 31,
2008	Beneficial interests		Total
(in billions)	in VIE Assets(d)	Other(e)	liabilities

VIE program type
Municipal bond
vehicles	$5.5	$0.4	$5.9
Credit-linked notes	1.3	0.6	1.9
CDO warehouses	—	—	—
Student loans	2.8	1.1	3.9
Employee funds	0.1	—	0.1
Energy investments	0.2	—	0.2
Other	0.7	1.8	2.5

Total	$10.6	$3.9	$14.5

	Consolidated VIEs
	Assets
December 31,
2007	Trading debt			Total
(in billions)	and equity	Loans	Other(b)	assets(c)

VIE program type
Municipal bond
vehicles	$6.8	$—	$0.1	$6.9
Credit-linked notes	2.3	—	0.2	2.5
CDO warehouses(a)	2.2	0.3	0.1	2.6
Student loans	—	4.1	—	4.1
Employee funds	—	—	—	—
Energy investments	—	—	—	—
Other	3.0	—	0.5	3.5

Total	$14.3	$4.4	$0.9	$19.6

	Liabilities
December 31,
2007	Beneficial interests		Total
(in billions)	in VIE Assets(d)	Other(e)	liabilities

VIE program type
Municipal bond
vehicles	$6.2	$0.6	$6.8
Credit-linked notes	2.3	0.5	2.8
CDO warehouses	—	—	—
Student loans	4.1	—	4.1
Employee funds	—	—	—
Energy investments	—	—	—
Other	1.4	0.5	1.9

Total	$14.0	$1.6	$15.6

(a)	Excluded from total assets was $1.9 billion of unfunded commitments at December 31, 2007. There were no unfunded commitments at December 31, 2008.
(b)	Included assets classified as resale agreements and other assets within the Consolidated Balance Sheets.
(c)	Assets of each consolidated VIE included in the program types above are generally used to satisfy the liabilities to third parties. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.
(d)	The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled, “Beneficial interests issued by consolidated variable interest entities” on the Consolidated Balance Sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $5.0 billion and $7.2 billion at December 31, 2008 and 2007, respectively. See Note 23 on page 191 of this Annual Report for the maturity profile of FIN 46 long-term beneficial interests.
(e)	Included liabilities classified as other borrowed funds, long-term debt and other liabilities in the Consolidated Balance Sheets.

Note 18 – Goodwill and other intangible assets
Goodwill is not amortized. Instead, it is tested for impairment in accordance with SFAS 142 at the reporting-unit segment, which is generally one level below the six major reportable business segments (as described in Note 37 on pages 214–215 of this Annual Report); plus Private Equity (which is included in Corporate). Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Management applies significant judgment when determining the fair value of its reporting units. Imprecision in estimating the future earnings potential of the Firm’s reporting units can affect their estimated fair value. In addition, if the current period of weak economic market conditions persists, then this could adversely impact the estimates management used to determine the fair value of its reporting units. Intangible assets determined to have indefinite lives are not amortized but are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the indefinite-lived intangible asset to its carrying amount. Other acquired intangible assets determined to have finite lives, such as core deposits and credit card relationships, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset; impairment testing is performed periodically on these amortizing intangible assets.

186	JPMorgan Chase & Co. / 2008 Annual Report

Goodwill and other intangible assets consist of the following.

December 31, (in millions)	2008	2007

Goodwill	$48,027	$45,270
Mortgage servicing rights	9,403	8,632
Purchased credit card relationships	1,649	2,303

All other intangibles:
Other credit card–related intangibles	$743	$346
Core deposit intangibles	1,597	2,067
Other intangibles	1,592	1,383

Total all other intangible assets	$3,932	$3,796

Goodwill
The $2.8 billion increase in goodwill from the prior year primarily resulted from the dissolution of the Chase Paymentech Solutions joint venture, the merger with Bear Stearns, the purchase of an additional equity interest in Highbridge and the tax-related purchase accounting adjustments associated with the Bank One merger, which increased goodwill attributed to IB. The decrease in goodwill attributed to TSS predominantly resulted from the sale of a previously consolidated subsidiary. For additional information see Note 2 on pages 123–128 of this Annual Report.
Goodwill was not impaired at December 31, 2008, or 2007, nor was any goodwill written off due to impairment during 2008 and 2007.
Goodwill attributed to the business segments was as follows.

December 31, (in millions)	2008	2007

Investment Bank	$4,765	$3,578
Retail Financial Services	16,840	16,848
Card Services	13,977	12,810
Commercial Banking	2,870	2,873
Treasury & Securities Services	1,633	1,660
Asset Management	7,565	7,124
Corporate/Private Equity	377	377

Total goodwill	$48,027	$45,270

Mortgage servicing rights
JPMorgan Chase recognizes as intangible assets mortgage servicing rights, which represent the right to perform specified mortgage servicing activities (predominantly with respect to residential mortgages) for others. MSRs are either purchased from third parties or retained upon sale or securitization of mortgage loans. Servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to the investors of the mortgage-backed securities.
As permitted by SFAS 156, the Firm elected to fair value MSRs as one class of servicing assets. The Firm defined MSRs as one class based on the availability of market inputs to measure MSR fair value and its treatment of MSRs as one aggregate pool for risk management purposes.
The Firm initially capitalizes MSRs based on the estimated fair value at the time of initial recognition. The Firm estimates the fair value of MSRs for initial capitalization and ongoing valuation using an option-adjusted spread model, which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Firm’s proprietary prepayment model and then discounts these cash flows at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue and costs to service, and other economic factors. The Firm reassesses and periodically adjusts the underlying inputs and assumptions used in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. During 2007 and 2008, the Firm continued to refine its proprietary payment model based upon a number of market-related factors, including a downward trend in home prices, general tightening of credit underwriting standards and the associated impact on refinancing activity. The Firm compares fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience.
The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. JPMorgan Chase uses or has used combinations of derivatives and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage-backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed-rate interest payments) increase in value when interest rates decline.

JPMorgan Chase & Co. / 2008 Annual Report	187

Notes to consolidated financial statements

The following table summarizes MSR activity for the years ended December 31, 2008, 2007 and 2006.

Year ended December 31,
(in millions, except where otherwise noted)	2008		2007	2006

Balance at beginning of period after valuation allowance	$8,632		$7,546	$6,452
Cumulative effect of change in accounting principle	—		—	230

Fair value at beginning of period	8,632		7,546	6,682
MSR activity
Originations of MSRs	3,061		2,335	1,512
Purchase of MSRs	6,755	(c)	798	627

Total additions	9,816		3,133	2,139

Change in valuation due to inputs and assumptions(a)	(6,933)		(516)	165
Other changes in fair value(b)	(2,112)		(1,531)	(1,440)

Total change in fair value of MSRs	(9,045	)(d)	(2,047)	(1,275)

Fair value at December 31	$9,403		$8,632	$7,546

Change in unrealized gains (losses) included in income related to MSRs held at December 31	$(6,933)		$(516)	NA

Contractual service fees, late fees and other ancillary fees included in income	$3,353		$2,429	$2,038

Third-party mortgage loans serviced at December 31, (in billions)	$1,185.0		$614.7	$526.7

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. This caption also represents total realized and unrealized gains (losses) included in net income per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (level 3).
(b)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). This caption represents the impact of cash settlements per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (level 3).
(c)	Includes MSRs acquired as a result of the Washington Mutual transaction (of which, $59 million related to commercial real estate) and the Bear Stearns merger. For further discussion, see Note 2 on pages 123–128 of this Annual Report.
(d)	Includes $4 million related to commercial real estate.
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at December 31, 2008 and 2007, respectively; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

Year ended December 31
(in millions, except rates)	2008	2007

Weighted-average prepayment speed assumption (CPR)	35.21%	12.49%
Impact on fair value of 10% adverse change	$(1,039)	$(481)
Impact on fair value of 20% adverse change	(1,970)	(926)

Weighted-average option adjusted spread	3.80%	3.00%
Impact on fair value of 100 basis points adverse change	$(311)	$(311)
Impact on fair value of 200 basis points adverse change	(606)	(599)

CPR:	Constant prepayment rate.
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
Purchased credit card relationships and all other intangible assets
During 2008, purchased credit card relationships, other credit card-related intangibles and core deposit intangibles decreased $727 million, primarily as a result of amortization expense, partially offset by an increase in intangibles recognized related to the dissolution of the Chase Paymentech Solutions joint venture. Other intangibles (net of amortization) increased $209 million primarily as a result of the purchase of an additional equity interest in Highbridge as well as the acquisition of an institutional global custody portfolio.
Except for $517 million of indefinite-lived intangibles related to asset management advisory contracts, which are not amortized but are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.

188	JPMorgan Chase & Co. / 2008 Annual Report

The components of credit card relationships, core deposits and other intangible assets were as follows.

	2008				2007
				Net				Net
	Gross	Accumulated		carrying	Gross	Accumulated		carrying
December 31, (in millions)	amount	amortization		value	amount	amortization		value

Purchased credit card relationships	$5,765	$4,116		$1,649	$5,794	$3,491		$2,303
All other intangibles:
Other credit card-related intangibles	$852	$109		$743	$422	$76		$346
Core deposit intangibles	4,280	2,683		1,597	4,281	2,214		2,067
Other intangibles	2,376	784	(a)	1,592	2,026	643	(a)	1,383

(a)	Includes amortization expense related to servicing assets on securitized automobile loans, which is recorded in lending & deposit-related fees, of $5 million and $9 million for the years ended December 31, 2008 and 2007, respectively.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and all other intangible assets.

Year ended December 31, (in millions)	2008	2007	2006

Purchased credit card relationships	$625	$710	$731
All other intangibles:
Other credit card-related intangibles	33	11	6
Core deposit intangibles	469	554	568
Other intangibles	136	119	123	(a)

Total amortization expense	$1,263	$1,394	$1,428

(a)	Amortization expense related to the aforementioned selected corporate trust businesses were reported in income from discontinued operations for 2006.
Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and all other intangible assets at December 31, 2008.

		Other credit
	Purchased credit	card-related	Core deposit	All other
Year ended December 31, (in millions)	card relationships	intangibles	intangibles	intangible assets	Total

2009	$419	$93	$390	$123	$1,025
2010	350	98	329	106	883
2011	287	97	285	96	765
2012	249	98	239	93	679
2013	210	97	196	90	593

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
JPMorgan Chase capitalizes certain costs associated with the acquisition or development of internal-use software under SOP 98-1. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life and reviewed for impairment on an ongoing basis.

JPMorgan Chase & Co. / 2008 Annual Report	189

Notes to consolidated financial statements

Note 20 – Deposits
At December 31, 2008 and 2007, noninterest-bearing and interest-bearing deposits were as follows.

December 31, (in millions)	2008	2007

U.S. offices:
Noninterest-bearing	$210,899	$129,406
Interest-bearing (included $1,849 and $1,909 at fair value at December 31, 2008 and 2007, respectively)	511,077	376,194
Non-U.S. offices:
Noninterest-bearing	7,697	6,342
Interest-bearing (included $3,756 and $4,480 at fair value at December 31, 2008 and 2007, respectively)	279,604	228,786

Total	$1,009,277	$740,728

At December 31, 2008 and 2007, time deposits in denominations of $100,000 or more were as follows.

December 31, (in millions)	2008	2007

U.S.	$147,493	$134,529
Non-U.S.	58,247	69,171

Total	$205,740	$203,700

At December 31, 2008, the maturities of time deposits were as follows.

December 31, 2008
(in millions)	U.S.	Non-U.S.	Total

2009	$200,586	$77,934	$278,520
2010	5,388	916	6,304
2011	4,299	811	5,110
2012	4,418	429	4,847
2013	2,767	525	3,292
After 5 years	802	226	1,028

Total	$218,260	$80,841	$299,101

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. The Act increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. In addition, on November 21, 2008, the FDIC released the Final Rule for the FDIC Temporary Liquidity Guarantee Program (“TLG Program”), which provides unlimited deposit insurance through December 31, 2009, for noninterest-bearing transaction deposit accounts at FDIC-insured participating institutions. The Firm elected to continue to participate in the TLG Program and, as a result, will be required to pay additional insurance premiums to the FDIC in an amount equal to an annualized 10-basis points on balances in noninterest-bearing transaction accounts that exceed the $250,000 FDIC deposit insurance limits, as determined on a quarterly basis.
Note 21 – Other borrowed funds
The following table details the components of other borrowed funds.

December 31, (in millions)	2008		2007

Advances from Federal Home Loan Banks(a)	$70,187		$450
Nonrecourse advances – FRBB(b)	11,192		—
Other	51,021	(c)	28,385

Total	$132,400		$28,835

(a)	Maturities of advances from the Federal Home Loan Banks were $47.4 billion, $18.5 billion, $2.6 billion, and $714 million in each of the 12-month periods ending December 31, 2009, 2010, 2011, and 2013, respectively, and $1.0 billion maturing after December 31, 2013. Maturities for the 12-month period ending December 31, 2012 were not material.
(b)	On September 19, 2008, the Federal Reserve Board established a temporary lending facility, the AML Facility, to provide liquidity to eligible U.S. money market mutual funds (“MMMFs”). Under the AML Facility, banking organizations must use the loan proceeds to finance their purchases of eligible high-quality asset-backed commercial paper (“ABCP”) investments from MMMFs, which are pledged to secure nonrecourse advances from the Federal Reserve Bank of Boston (“FRBB”). Participating banking organizations do not bear any credit or market risk related to the ABCP investments they hold under this facility; therefore, the ABCP investments held are not assessed any regulatory capital. The AML Facility will be in effect until October 30, 2009. The nonrecourse advances from the FRBB were elected under the fair value option and recorded in other borrowed funds; the corresponding ABCP investments were also elected under the fair value option and recorded in other assets.
(c)	Includes $30.0 billion of advances from the Federal Reserve under the Federal Reserve’s Term Auction Facility (“TAF”), pursuant to which the Federal Reserve auctions term funds to depository institutions that are eligible to borrow under the primary credit program. The TAF allows all eligible depository institutions to place a bid for an advance from its local Federal Reserve Bank at an interest rate set by an auction. All advances are required to be fully collateralized. The TAF is designed to improve liquidity by making it easier for sound institutions to borrow when the markets are not operating efficiently. The TAF does not have a fixed expiration date.
Note 22 – Accounts payable and other liabilities
The following table details the components of accounts payable and other liabilities at each of the dates indicated.

December 31, (in millions)	2008	2007

Accounts payable and other liabilities:
Accounts payable	$48,019	$39,785
Brokerage payables(a)	88,585	14,612
Other liabilities	51,374	40,079

Total	$187,978	$94,476

(a)	Includes payables to customers, brokers, dealers and clearing organizations, and securities fails.

190	JPMorgan Chase & Co. / 2008 Annual Report

Note 23 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly U.S. dollars, with both fixed and variable interest rates. The following table is a summary of long-term debt carrying values (including unamortized original issue discount, SFAS 133 valuation adjustments and fair value adjustments, where applicable) by contractual maturity as of December 31, 2008.

By remaining maturity at			2008
December 31,			Under		After			2007
(in millions, except rates)			1 year	1 – 5 years	5 years	Total		Total

Parent company

Senior debt:(a)	Fixed rate		$5,030	$47,606 (f)	$27,272	$79,908		$29,386
	Variable rate		16,999	39,050 (g)	9,185	65,234		47,546
	Interest rates	(b)	0.20–7.63%	0.42–7.00%	1.40–7.50%	0.20–7.63%		0.75–7.43%

Subordinated debt:	Fixed rate		$3,732	$8,296	$16,938	$28,966		$27,761
	Variable rate		–	37	1,749	1,786		1,888
	Interest rates	(b)	6.00–9.88%	5.25–10.00%	1.92–9.88%	1.92–10.00%		1.92–10.00%

	Subtotal		$25,761	$94,989	$55,144	$175,894		$106,581

Subsidiaries

Senior debt:(a)	Fixed rate		$1,052	$4,433	$2,885	$8,370		$6,406
	Variable rate	(c)	9,213	30,050	18,717	57,980		60,556
	Interest rates	(b)	0.03–4.45%	0.05–5.75%	0.44–14.21%	0.03–14.21%		3.70–14.21%

Subordinated debt:	Fixed rate		$–	$2	$8,698	$8,700		$9,169
	Variable rate		–	–	1,150	1,150		1,150
	Interest rates	(b)	–	6.25%	2.33–8.25%	2.33–8.25%		4.38–8.25%

	Subtotal		$10,265	$34,485	$31,450	$76,200		$77,281

Total long-term debt(d)			$36,026	$129,474	$86,594	$252,094	(h)(i)(j)	$183,862 (j)

FIN 46R long-term beneficial interests:
	Fixed rate		$16	$486	$69	$571		$701
	Variable rate		51	1,002	3,381	4,434		6,508
	Interest rates		3.51–7.75%	3.05–8.75%	3.40–9.16%	3.05–9.16%		1.73–12.79%

Total FIN 46R long-term beneficial interests(e)			$67	$1,488	$3,450	$5,005		$7,209

(a)	Included are various equity-linked or other indexed instruments. Embedded derivatives, separated from hybrid securities in accordance with SFAS 133, are reported at fair value and shown net with the host contract on the Consolidated Balance Sheets. Changes in fair value of separated derivatives are recorded in principal transactions revenue. Hybrid securities which the Firm has elected to measure at fair value are classified in the line item of the host contract on the Consolidated Balance Sheets; changes in fair value are recorded in principal transactions revenue in the Consolidated Statements of Income.
(b)	The interest rates shown are the range of contractual rates in effect at year-end, including non U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in SFAS 133 hedge accounting relationships, if applicable. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of the SFAS 133 hedge accounting derivatives, the range of modified rates in effect at December 31, 2008, for total long-term debt was 0.18% to 14.21%, versus the contractual range of 0.03% to 14.21% presented in the table above. The interest rate ranges shown exclude structured notes accounted for at fair value under SFAS 155 or SFAS 159.
(c)	Included $7.8 billion principal amount of U.S. dollar-denominated floating-rate mortgage bonds issued to an unaffiliated statutory trust, which in turn issued €6.0 billion in covered bonds secured by mortgage loans at December 31, 2008.
(d)	Included $58.2 billion and $70.5 billion of outstanding structured notes accounted for at fair value at December 31, 2008 and 2007, respectively.
(e)	Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated VIEs. Also included $1.7 billion and $3.0 billion of outstanding structured notes accounted for at fair value at December 31, 2008 and 2007, respectively.
(f)	Included $14.1 billion as of December 31, 2008, guaranteed under the TLG Program whereby newly issued senior, unsecured debt is guaranteed by the FDIC, which is discussed below.
(g)	Included $6.9 billion as of December 31, 2008, guaranteed by the FDIC under the TLG Program, which is discussed below.
(h)	At December 31, 2008, long-term debt aggregating $7.4 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based upon the terms specified in the respective notes.
(i)	The aggregate principal amount of debt that matures in each of the five years subsequent to 2008 is $36.0 billion in 2009, $38.5 billion in 2010, $39.7 billion in 2011, $32.7 billion in 2012 and $18.6 billion in 2013.
(j)	Included $3.4 billion and $4.6 billion of outstanding zero-coupon notes at December 31, 2008 and 2007, respectively. The aggregate principal amount of these notes at their respective maturities was $7.1 billion and $7.7 billion, respectively.

The weighted-average contractual interest rate for total long-term debt was 4.06% and 5.20% as of December 31, 2008 and 2007, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rate for total long-term debt, including the effects of related derivative instruments, was 3.53% and 5.13% as of December 31, 2008 and 2007, respectively.
JPMorgan Chase has elected to continue to participate in the TLG Program, which is available to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out of the TLG Program or the FDIC has terminated their participation. Under the TLG Program, the FDIC guarantees certain senior unsecured debt of JPMorgan Chase through the earlier of maturity and June 30, 2012, and in return for the guarantees, the FDIC is paid a fee based on the amount and maturity of the debt. Under the TLG Program, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed

JPMorgan Chase & Co. / 2008 Annual Report	191

Notes to consolidated financial statements

debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee of new obligations under the TLG Program is scheduled to expire in October 2009.
JPMorgan Chase & Co. (Parent Company) has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s market-making activities. These guarantees rank on a parity with all of the Firm’s other unsecured and unsubordinated indebtedness. Guaranteed liabilities totaled $4.8 billion and $4.7 billion at December 31, 2008 and 2007, respectively. For additional information, see Note 2 on pages 123–128 of this Annual Report.
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities
At December 31, 2008, the Firm had established 24 wholly-owned Delaware statutory business trusts (“issuer trusts”) that had issued guaranteed capital debt securities.
The junior subordinated deferrable interest debentures issued by the Firm to the issuer trusts, totaling $18.6 billion and $15.1 billion at December 31, 2008 and 2007, respectively, were reflected in the Firm’s Consolidated Balance Sheets in the liabilities section under the caption “Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities” (i.e., trust preferred capital debt securities). The Firm also records the common capital securities issued by the issuer trusts in other assets in its Consolidated Balance Sheets at December 31, 2008 and 2007.
The debentures issued to the issuer trusts by the Firm, less the common capital securities of the issuer trusts, qualify as Tier 1 capital. The following is a summary of the outstanding trust preferred capital debt securities, including unamortized original issue discount, issued by each trust, and the junior subordinated deferrable interest debenture issued to each trust as of December 31, 2008.

	Amount of	Principal		Stated maturity
	capital debt	amount of		of capital
	securities	debenture		securities	Earliest	Interest rate of	Interest
	issued	issued	Issue	and	redemption	capital securities	payment/
December 31, 2008 (in millions)	by trust(a)	to trust(b)	date	debentures	date	and debentures	distribution dates

Bank One Capital III	$474	$764	2000	2030	Any time(c)	8.75%	Semiannually
Bank One Capital VI	525	554	2001	2031	Any time(c)	7.20%	Quarterly
Bear Stearns Capital Trust III	263	262	2001	2031	Any time(c)	7.80%	Quarterly
Chase Capital II	496	511	1997	2027	Any time(c)	LIBOR + 0.50%	Quarterly
Chase Capital III	297	306	1997	2027	Any time(c)	LIBOR + 0.55%	Quarterly
Chase Capital VI	249	256	1998	2028	Any time(c)	LIBOR + 0.625%	Quarterly
First Chicago NBD Capital I	248	256	1997	2027	Any time(c)	LIBOR + 0.55%	Quarterly
J.P. Morgan Chase Capital X	1,000	1,014	2002	2032	Any time(c)	7.00%	Quarterly
J.P. Morgan Chase Capital XI	1,075	995	2003	2033	Any time(c)	5.88%	Quarterly
J.P. Morgan Chase Capital XII	400	388	2003	2033	Any time(c)	6.25%	Quarterly
JPMorgan Chase Capital XIII	472	487	2004	2034	2014	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XIV	600	583	2004	2034	2009	6.20%	Quarterly
JPMorgan Chase Capital XV	995	1,370	2005	2035	Any time(c)	5.88%	Semiannually
JPMorgan Chase Capital XVI	500	490	2005	2035	2010	6.35%	Quarterly
JPMorgan Chase Capital XVII	496	696	2005	2035	Any time(c)	5.85%	Semiannually
JPMorgan Chase Capital XVIII	748	749	2006	2036	Any time(c)	6.95%	Semiannually
JPMorgan Chase Capital XIX	562	564	2006	2036	2011	6.63%	Quarterly
JPMorgan Chase Capital XX	995	996	2006	2036	Any time(c)	6.55%	Semiannually
JPMorgan Chase Capital XXI	845	846	2007	2037	2012	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XXII	996	997	2007	2037	Any time(c)	6.45%	Semiannually
JPMorgan Chase Capital XXIII	746	746	2007	2047	2012	LIBOR + 1.00%	Quarterly
JPMorgan Chase Capital XXIV	700	700	2007	2047	2012	6.88%	Quarterly
JPMorgan Chase Capital XXV	1,492	2,244	2007	2037	2037	6.80%	Semiannually
JPMorgan Chase Capital XXVI	1,815	1,815	2008	2048	2013	8.00%	Quarterly

Total	$16,989	$18,589

(a)	Represents the amount of capital securities issued to the public by each trust, including unamortized original issue discount.
(b)	Represents the principal amount of JPMorgan Chase debentures issued to each trust, including unamortized original issue discount. The principal amount of debentures issued to the trusts includes the impact of hedging and purchase accounting fair value adjustments that were recorded on the Firm’s Consolidated Financial Statements.
(c)	Subject to Series K Preferred Stock restrictions, which are discussed in Note 24 below.

192	JPMorgan Chase & Co. / 2008 Annual Report

Note 24 – Preferred stock
JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share.
On April 23, 2008, the Firm issued 600,000 shares of Fixed to Floating Rate Noncumulative Perpetual Preferred Stock, Series I (“Series I”).
On July 15, 2008, each series of Bear Stearns preferred stock then issued and outstanding was exchanged into a series of JPMorgan Chase preferred stock (Cumulative Preferred Stock, Series E, Series F and Series G) having substantially identical terms. As a result of the exchange, these preferred shares rank equally with the other series of the Firm’s preferred stock.
On August 21, 2008, the Firm issued 180,000 shares of 8.625% Noncumulative Perpetual Preferred Stock, Series J (“Series J”).
On October 28, 2008, pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “Capital Purchase Program”), the Firm issued to the U.S. Treasury, in exchange for total proceeds of $25.0 billion, (i) 2.5 million shares of the Firm’s Fixed Rate Cumulative Perpetual Preferred Stock, Series K, par value $1 per share and liquidation preference $10,000 per share (the “Series K Preferred Stock”), and (ii) a warrant to purchase 88,401,697 shares of the Firm’s common stock at an exercise price of $42.42 per share (the “Warrant”). The $25.0 billion proceeds were allocated to the Series K Preferred Stock and the Warrant based on the relative fair value of the instruments. The difference between the initial carrying value of $23.7 billion that was allocated to the Series K Preferred Stock and its redemption value of $25.0 billion will be charged to retained earnings (with a corresponding increase in the carrying value of the Series K Preferred Stock) over the first five years of the contract as an adjustment to the dividend yield using the effective yield method. The Series K Preferred Stock is non-voting, qualifies as Tier 1 capital and ranks equally with the Firm’s other series of preferred stock.
In the event of a liquidation or dissolution of the Firm, JPMorgan Chase’s preferred stock then outstanding takes precedence over the Firm’s common stock for the payment of dividends and the distribution of assets.
Generally, dividends on shares of outstanding series of preferred stock are payable quarterly. Dividends on the shares of Series I preferred stock are payable semiannually at a fixed annual dividend rate of 7.90% through April 2018, and then become payable quarterly at an annual dividend rate of three-month LIBOR plus 3.47%. Dividends are payable quarterly on the Series K Preferred Stock at a fixed annual dividend rate of 5% for the first five years, and a fixed annual dividend rate of 9% thereafter. The effective dividend yield of Series K Preferred stock is 6.16%.

The following is a summary of JPMorgan Chase preferred stock outstanding as of December 31, 2008. There was no preferred stock outstanding at December 31, 2007.

	Share value		Outstanding at	Earliest	Contractual rate
	and redemption		December 31, 2008	redemption	in effect at
	price per share(b)	Shares	(in millions)	date	December 31, 2008

Cumulative Preferred Stock, Series E(a)	$200	818,113	$164	Any time(d)	6.15%
Cumulative Preferred Stock, Series F(a)	200	428,825	86	Any time(d)	5.72
Cumulative Preferred Stock, Series G(a)	200	511,169	102	Any time(d)	5.49
Fixed to Floating Rate Noncumulative Perpetual Preferred Stock, Series I(a)	10,000	600,000	6,000	4/30/2018	7.90
Noncumulative Perpetual Preferred Stock, Series J(a)	10,000	180,000	1,800	9/1/2013	8.63
Fixed Rate Cumulative Perpetual Preferred Stock, Series K	10,000	2,500,000	23,787 (c)	12/1/2011 (e)	5.00

Total preferred stock		5,038,107	$31,939

(a)	Represented by depositary shares.
(b)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.
(c)	Represents the carrying value as of December 31, 2008. The redemption value is $25.0 billion.
(d)	Subject to Series K Preferred Stock restrictions, which are discussed below.
(e)	Generally, the Firm may not redeem Series K Preferred Stock prior to the first dividend payment date falling on or after October 28, 2011. However, prior to this date, the Firm may redeem the securities up to the amount of the aggregate gross proceeds from a “qualified equity offering” if it has received aggregate gross proceeds from such offerings above an amount agreed with the U.S. Treasury and received approval from the applicable federal banking agencies.

JPMorgan Chase & Co. / 2008 Annual Report	193

Notes to consolidated financial statements

Series K Preferred Stock
Dividend restrictions
For as long as any shares of Series K Preferred Stock are outstanding, no dividends may be declared or paid on stock ranking junior or equally with the Series K Preferred Stock, unless all accrued and unpaid dividends for all past dividend periods on the Series K Preferred Stock are fully paid. Pursuant to the Capital Purchase Program, until October 28, 2011, the U.S. Treasury’s consent is required for any increase in dividends on the Firm’s common stock from the amount of the last quarterly stock dividend declared by the Firm prior to October 14, 2008, unless the Series K Preferred Stock is redeemed in whole before then, or the U.S. Treasury has transferred all of the Series K Preferred Stock it owns to third parties.
Stock repurchase restrictions
The Firm may not repurchase or redeem any common stock or other equity securities of the Firm, or any trust preferred capital debt securities issued by the Firm or any of its affiliates, without the prior consent of the U.S. Treasury (other than (i) repurchases of the Series K Preferred Stock and (ii) repurchases of junior preferred shares or common stock in connection with any employee benefit plan in the ordinary course of business consistent with past practice) until October 28, 2011, unless the Series K Preferred Stock is redeemed in whole before then, or the U.S. Treasury has transferred all of the Series K Preferred Stock it owns to third parties.
Note 25 – Common stock
At December 31, 2008, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a $1 par value per share.
On September 30, 2008, the Firm issued $11.5 billion of new shares of common stock at $40.50 per share, representing 284 million shares.
On April 8, 2008, pursuant to the Share Exchange Agreement dated March 24, 2008, between JPMorgan Chase and Bear Stearns, 20.7 million newly issued shares of JPMorgan Chase common stock were issued to Bear Stearns in a transaction that was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, in exchange for 95.0 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance). Upon the consummation of the Bear Stearns merger, on May 30, 2008, the 20.7 million shares of JPMorgan Chase common stock and 95 million shares of Bear Stearns common stock were cancelled. For a further discussion of this transaction, see Note 2 on pages 123–128 of this Annual Report.
Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during 2008, 2007 and 2006 were as follows.

December 31, (in millions)	2008	2007	2006

Issued – balance at January 1	3,657.7	3,657.8	3,618.2
Newly issued:
Common stock:
Open market issuance	283.9	—	—
Bear Stearns Share Exchange Agreement	20.7	—	—
Employee benefits and compensation plans	—	—	39.3
Employee stock purchase plans	—	—	0.6

Total newly issued	304.6	—	39.9
Canceled shares	(20.7)	(0.1)	(0.3)

Total issued – balance at December 31	3,941.6	3,657.7	3,657.8

Treasury – balance at January 1	(290.3)	(196.1)	(131.5)
Purchases of treasury stock	—	(168.2)	(90.7)
Share repurchases related to employee stock-based awards(a)	(0.5)	(2.7)	(8.8)
Issued from treasury:
Change from the Bear Stearns merger as a result of the reissuance of Treasury stock and the Share Exchange Agreement	26.5	—	—
Employee benefits and compensation plans	54.4	75.7	34.4
Employee stock purchase plans	1.1	1.0	0.5

Total issued from treasury	82.0	76.7	34.9

Total treasury – balance at December 31	(208.8)	(290.3)	(196.1)

Outstanding	3,732.8	3,367.4	3,461.7

(a)	Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. The shares withheld amounted to 0.5 million, 2.7 million and 8.1 million for 2008, 2007 and 2006, respectively.
Pursuant to the Capital Purchase Program, the Firm issued to the U.S. Treasury a Warrant to purchase up to 88,401,697 shares of the Firm’s common stock at an exercise price of $42.42 per share. Based upon its fair value relative to the Series K Preferred Stock as discussed in Note 24 on pages 193–194 of this Annual Report, the Warrant was recorded in capital surplus at a value of $1.3 billion and is accounted for as equity. The Warrant is exercisable, in whole or in part, at any time and from time to time until the tenth anniversary of the issue date.

194	JPMorgan Chase & Co. / 2008 Annual Report

During the year ended December 31, 2008, the Firm did not repurchase any shares of common stock. During 2007 and 2006, the Firm repurchased 168 million shares and 91 million shares, respectively, of common stock under stock repurchase programs approved by the Board of Directors.
The Board of Directors approved in April 2007, a stock repurchase program that authorizes the repurchase of up to $10.0 billion of the Firm’s common shares, which superseded an $8.0 billion stock repurchase program approved in 2006. The $10.0 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based plans. The actual number of shares that may be repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. A Rule 10b5-1 repurchase plan allows the Firm to repurchase shares during periods when it would not otherwise be repurchasing common stock – for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material nonpublic information.
For a discussion of restrictions on the Firm’s ability to repurchase the Firm’s common stock, see Note 24 above.
As of December 31, 2008, approximately 524 million unissued shares of common stock were reserved for issuance under various employee incentive, compensation, option and stock purchase plans, director compensation plans and the Warrant issued to the U.S. Treasury under the Capital Purchase Program as discussed above.
Note 26 – Earnings per share
SFAS 128 requires the presentation of basic and diluted earnings per share (“EPS”) in the Consolidated Statements of Income. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method for the numerator as basic EPS but, in the denominator, the number of common shares reflect, in addition to outstanding shares, the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. Net income available for common stock is the same for basic EPS and diluted EPS, as JPMorgan Chase had no convertible securities, and therefore, no adjustments to net income applicable to common stock were necessary. The following table presents the calculation of basic and diluted EPS for 2008, 2007 and 2006.

Year ended December 31,
(in millions, except per share amounts)	2008	2007	2006

Basic earnings per share
Income from continuing operations	$3,699	$15,365	$13,649
Income from discontinued operations	—	—	795

Income before extraordinary gain	$3,699	$15,365	$14,444
Extraordinary gain	1,906	—	—

Net income	5,605	15,365	14,444
Less: preferred stock dividends	674	—	4

Net income applicable to common stock	$4,931	$15,365	$14,440

Weighted-average basic shares outstanding	3,501	3,404	3,470

Income from continuing operations per share	$0.86	$4.51	$3.93
Discontinued operations per share	—	—	0.23
Extraordinary gain per share	0.55	—	—

Net income per share	$1.41	$4.51	$4.16

Year ended December 31,
(in millions, except per share amounts)	2008	2007	2006

Diluted earnings per share
Net income applicable to common stock	$4,931	$15,365	$14,440

Weighted-average basic shares outstanding	3,501	3,404	3,470
Add: Employee restricted stock, RSUs, stock options and SARs	104	104	104

Weighted-average diluted shares outstanding(a)	3,605	3,508	3,574

Income from continuing operations per share	$0.84	$4.38	$3.82
Discontinued operations per share	—	—	0.22
Extraordinary gain per share	0.53	—	—

Net income per share	$1.37	$4.38	$4.04

(a)	Options issued under employee benefit plans and, in 2008, the warrant issued under the U.S. Treasury’s Capital Purchase Program to purchase an aggregate 209 million, 129 million and 150 million shares of common stock were outstanding for the years ended December 31, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted EPS, because the options and warrant were antidilutive.

JPMorgan Chase & Co. / 2008 Annual Report	195

Notes to consolidated financial statements
Note 27 – Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, SFAS 52 foreign currency translation adjustments (including the impact of related derivatives), SFAS 133 cash flow hedging activities and SFAS 158 net loss and prior service cost (credit) related to the Firm’s defined benefit pension and OPEB plans.

					Net loss and prior	Accumulated
			Translation		service costs (credit) of	other
	Unrealized gains (losses)		adjustments,	Cash	defined benefit pension	comprehensive
(in millions)	on AFS securities(a)		net of hedges	flow hedges	and OPEB plans(e)	income (loss)

Balance at December 31, 2005	$(224)		$(8)	$(394)	$—	$(626)
Net change	253	(b)	13	(95)	—	171

Adjustment to initially apply SFAS 158, net of taxes	—		—	—	(1,102)	(1,102)

Balance at December 31, 2006	29		5	(489)	(1,102)	(1,557)
Cumulative effect of changes in accounting principles (SFAS 159)	(1)		—	—	—	(1)

Balance at January 1, 2007, adjusted	28		5	(489)	(1,102)	(1,558)
Net change	352	(c)	3	(313)	599	641

Balance at
December 31, 2007	380		8	(802)	(503)	(917)

Net change	(2,481	)(d)	(606)	600	(2,283)	(4,770)

Balance at December 31, 2008	$(2,101)		$(598)	$(202)	$(2,786)	$(5,687)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.
(b)	The net change during 2006 was due primarily to the reversal of unrealized losses from securities sales.
(c)	The net change during 2007 was due primarily to a decline in interest rates.
(d)	The net change during 2008 was due primarily to spread widening in credit card asset-backed securities, non-agency mortgage-backed securities and collateralized loan obligations.
(e)	For further discussion of SFAS 158, see Note 9 on pages 149–155 of this Annual Report.
The following table presents the after-tax changes in net unrealized gains (losses); and reclassification adjustments for realized (gains) losses on AFS securities and cash flow hedges; changes resulting from foreign currency translation adjustments (including the impact of related derivatives); net gains (losses) and prior service costs from pension and OPEB plans; and amortization of pension and OPEB amounts into net income. The table also reflects the adjustment to accumulated other comprehensive income (loss) resulting from the initial application of SFAS 158 to the Firm’s defined benefit pension and OPEB plans. Reclassification adjustments include amounts recognized in net income that had been recorded previously in other comprehensive income (loss).

196	JPMorgan Chase & Co. / 2008 Annual Report

	2008			2007			2006
	Before	Tax	After	Before	Tax	After	Before	Tax	After
Year ended December 31, (in millions)	tax	effect	tax	tax	effect	tax	tax	effect	tax

Unrealized gains (losses) on AFS securities:
Net unrealized gains (losses) arising during the period	$(3,071)	$1,171	$(1,900)	$759	$(310)	$449	$(403)	$144	$(259)
Reclassification adjustment for realized (gains) losses included in net income	(965)	384	(581)	(164)	67	(97)	797	(285)	512

Net change	(4,036)	1,555	(2,481)	595	(243)	352	394	(141)	253

Translation adjustments:
Translation	(1,781)	682	(1,099)	754	(281)	473	590	(236)	354
Hedges	820	(327)	493	(780)	310	(470)	(563)	222	(341)

Net change	(961)	355	(606)	(26)	29	3	27	(14)	13

Cash flow hedges:
Net unrealized gains (losses) arising during the period	584	(226)	358	(737)	294	(443)	(250)	98	(152)
Reclassification adjustment for realized (gains) losses included in net income	402	(160)	242	217	(87)	130	93	(36)	57

Net change	986	(386)	600	(520)	207	(313)	(157)	62	(95)

Net loss and prior service cost (credit) of defined benefit pension and OPEB plans:(a)
Net gains (losses) and prior service credits arising during the period	(3,579)	1,289	(2,290)	934	(372)	562	NA	NA	NA
Reclassification adjustment for net loss and prior service credit included in net income	14	(7)	7	59	(22)	37	NA	NA	NA

Net change	(3,565)	1,282	(2,283)	993	(394)	599	NA	NA	NA

Total other comprehensive income (loss)	$(7,576)	$2,806	$(4,770)	$1,042	$(401)	$641	$264	$(93)	$171

Net loss and prior service cost (credit) of defined benefit pension and OPEB plans:

Adjustments to initially apply SFAS 158(a)	NA	NA	NA	NA	NA	NA	$(1,746)	$644	$(1,102)

(a)	For further discussion of SFAS 158 and details of changes to accumulated other comprehensive income (loss), see Note 9 on pages 149–155 of this Annual Report.

Note 28 – Income taxes
JPMorgan Chase and eligible subsidiaries file a consolidated U.S. federal income tax return. JPMorgan Chase uses the asset-and-liability method required by SFAS 109 as amended by FIN 48 to provide income taxes on all transactions recorded in the consolidated financial statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax liability or asset for each temporary difference is determined based upon the tax rates that the Firm expects to be in effect when the underlying items of income and expense are realized. JPMorgan Chase’s expense for income taxes includes the current and deferred portions of that expense. A valuation allowance is established to reduce deferred tax assets to the amount the Firm expects to realize.
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
The components of income tax expense (benefit) included in the Consolidated Statements of Income were as follows.

Year ended December 31, (in millions)	2008	2007	2006

Current income tax expense
U.S. federal	$395	$2,805	$5,512
Non-U.S.	1,009	2,985	1,656
U.S. state and local	307	343	879

Total current income tax expense	1,711	6,133	8,047

Deferred income tax expense (benefit)
U.S. federal	(3,015)	1,122	(1,628)
Non-U.S.	1	(185)	194
U.S. state and local	377	370	(376)

Total deferred income tax expense (benefit)	(2,637)	1,307	(1,810)

Total income tax expense (benefit) from continuing operations	(926)	7,440	6,237
Total income tax expense from discontinued operations	—	—	572

Total income tax expense (benefit)	$(926)	$7,440	$6,809

Total income tax expense includes $55 million, $74 million, and $367 million of tax benefits recorded in 2008, 2007 and 2006, respectively, as a result of tax audit resolutions.

JPMorgan Chase & Co. / 2008 Annual Report	197

Notes to consolidated financial statements

The preceding table does not reflect the tax effect of certain items that are recorded each period directly in stockholders’ equity and certain tax benefits associated with the Firm’s employee stock-based compensation plans. The table does not reflect the cumulative tax effects of initially implementing new accounting pronouncements in 2007 and 2006. The tax effect of all items recorded directly to stockholders’ equity was an increase in stockholders’ equity of $3.0 billion, $159 million and $885 million in 2008, 2007 and 2006, respectively.
U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings have been reinvested abroad for an indefinite period of time. During 2008, as part of JPMorgan Chase’s periodic review of the business requirements and capital needs of its non-U.S. subsidiaries, combined with the formation of specific strategies and steps taken to fulfill these requirements and needs, the Firm determined that the undistributed earnings of certain of its subsidiaries, for which U.S. federal income taxes had been provided, will remain indefinitely reinvested to fund the current and future growth of the related businesses. As management does not intend to use the earnings of these subsidiaries as a source of funding for its U.S. operations, such earnings will not be distributed to the U.S. in the foreseeable future. This determination resulted in the release of deferred tax liabilities and the recognition of an income tax benefit of $1.1 billion associated with these undistributed earnings. For 2008, pretax earnings of approximately $2.5 billion were generated that will remain indefinitely invested in these subsidiaries. At December 31, 2008, the cumulative amount of undistributed pretax earnings in these subsidiaries approximated $12.9 billion. If the Firm were to record a deferred tax liability associated with these undistributed earnings, the amount would be $2.9 billion at December 31, 2008.
The tax expense (benefit) applicable to securities gains and losses for the years 2008, 2007 and 2006 was $608 million, $60 million and $(219) million, respectively.
A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for continuing operations for the past three years is shown in the following table.

Year ended December 31,	2008	2007	2006

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
U.S. state and local income taxes, net of federal income tax benefit	16.0	2.0	2.1
Tax-exempt income	(14.8)	(2.4)	(2.2)
Non-U.S. subsidiary earnings	(53.6)	(1.1)	(0.5)
Business tax credits	(24.5)	(2.5)	(2.5)
Bear Stearns equity losses	5.7	—	—
Other, net	2.8	1.6	(0.5)

Effective tax rate	(33.4)%	32.6%	31.4%

Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income-tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, (in millions)	2008	2007

Deferred tax assets
Allowance for loan losses	$8,029	$3,800
Employee benefits	4,841	3,391
Allowance for other than loan losses	3,686	3,635
Fair value adjustments	2,565	—
Non-U.S. operations	2,504	285
Tax attribute carryforwards	1,383	—

Gross deferred tax assets	$23,008	$11,111

Deferred tax liabilities
Depreciation and amortization	$4,681	$2,966
Leasing transactions	1,895	2,304
Fee income	1,015	548
Non-U.S. operations	946	1,790
Fair value adjustments	—	570
Other, net	202	207

Gross deferred tax liabilities	$8,739	$8,385

Valuation allowance	1,266	220

Net deferred tax asset	$13,003	$2,506

JPMorgan Chase has recorded deferred tax assets of $1.4 billion in connection with net operating loss and business tax credit carry forwards. The U.S. federal net operating loss carryforward of approximately $1.3 billion, the state and local net operating loss carryforwards of approximately $7.2 billion, and the business tax credit carryforward of approximately $300 million are subject to annual limitations on utilization. If not utilized, the net operating losses would expire in 2026, 2027 and 2028, and the business tax credits would expire in 2028. In addition, an alternative minimum tax credit carry-forward has been recorded for approximately $200 million and has an indefinite carryforward period.
A valuation allowance has been recorded relating to state and local net operating losses, losses associated with non-U.S. subsidiaries and losses associated with certain portfolio investments. The increase in the valuation allowance from the prior year to 2008 is largely related to Bear Stearns.
The Firm adopted and applied FIN 48, which addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure, to all of its income tax positions at the required effective date of January 1, 2007, resulting in a $436 million cumulative effect increase to retained earnings, a reduction in goodwill of $113 million and a $549 million decrease in the liability for income taxes.
At December 31, 2008 and 2007, JPMorgan Chase’s unrecognized tax benefits, excluding related interest expense and penalties, were $5.9 billion and $4.8 billion, respectively, of which $2.9 billion and $1.3 billion, if recognized, would reduce the annual effective tax rate. As JPMorgan Chase is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could significantly change over the next 12 months, which could also significantly impact JPMorgan Chase’s quarterly and annual effective tax rates.

198	JPMorgan Chase & Co. / 2008 Annual Report

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years 2008 and 2007.

Unrecognized tax benefits
Year ended December 31, (in millions)	2008	2007

Balance at January 1,	$4,811	$4,677
Increases based on tax positions related to the current period	890	434
Decreases based on tax positions related to the current period	(109)	(241)
Increases associated with the Bear Stearns merger	1,387	—
Increases based on tax positions related to prior periods	501	903
Decreases based on tax positions related to prior periods	(1,386)	(791)
Decreases related to settlements with taxing authorities	(181)	(158)
Decreases related to a lapse of applicable statute of limitations	(19)	(13)

Balance at December 31,	$5,894	$4,811

Pretax interest expense and penalties related to income tax liabilities recognized in income tax expense were $571 million ($346 million after-tax) in 2008 and $516 million ($314 million after-tax) in 2007. Included in accounts payable and other liabilities at December 31, 2008 and 2007, in addition to the Firm’s liability for unrecognized tax benefits, was $2.3 billion and $1.6 billion, respectively, for income tax-related interest and penalties, of which the penalty component was insignificant.
JPMorgan Chase is subject to ongoing tax examinations by the tax authorities of the various jurisdictions in which it operates, including U.S. federal and state and non-U.S. jurisdictions. The Firm’s consolidated federal income tax returns are presently under examination by the Internal Revenue Service (“IRS”) for the years 2003, 2004 and 2005. The consolidated federal income tax returns of Bank One Corporation, which merged with and into JPMorgan Chase on July 1, 2004, are under examination for the years 2000 through 2003, and for the period January 1, 2004, through July 1, 2004. The consolidated federal income tax returns of Bear Stearns for the years ended November 30, 2003, 2004 and 2005, are also under examination. All three examinations are expected to conclude in 2009. The IRS audits of the consolidated federal income tax returns of JPMorgan Chase for the years 2006 and 2007, and for Bear Stearns for the years ended November 30, 2006 and 2007, are expected to commence in 2009. Administrative appeals are pending with the IRS relating to prior examination periods. For 2002 and prior years, refund claims relating to income and credit adjustments, and to tax attribute carrybacks, for JPMorgan Chase and its predecessor entities, including Bank One, have been filed. Amended returns to reflect refund claims primarily attributable to net operating losses and tax credit carrybacks will be filed for the final Bear Stearns federal consolidated tax return for the period December 1, 2007, through May 30, 2008, and for prior years.
The following table presents the U.S. and non-U.S. components of income from continuing operations before income tax expense (benefit).

Year ended December 31, (in millions)	2008	2007	2006

U.S.	$(2,094)	$13,720	$12,934
Non-U.S.(a)	4,867	9,085	6,952

Income from continuing operations before income tax expense (benefit)	$2,773	$22,805	$19,886

(a)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
Note 29 – Restrictions on cash and intercompany funds transfers
The business of JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) is subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank is a member of the U.S. Federal Reserve System, and its deposits are insured by the FDIC as discussed in Note 20 on page 190 of this Annual Report.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”) requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Firm’s bank subsidiaries with various Federal Reserve Banks was approximately $1.6 billion in 2008 and 2007.
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
The principal sources of JPMorgan Chase’s income (on a parent company–only basis) are dividends and interest from JPMorgan Chase Bank, N.A., and the other banking and nonbanking subsidiaries of JPMorgan Chase. In addition to dividend restrictions set forth in statutes and regulations, the Federal Reserve, the OCC and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
At January 1, 2009 and 2008, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $17.0 billion and $16.2 billion, respectively, in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators. The capacity to pay dividends in 2009 will be supplemented by the banking subsidiaries’ earnings during the year.
In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2008 and 2007, cash in the amount of $20.8 billion and $16.0 billion, respectively, and securities with a fair value of $12.1 billion and $3.4 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers.

JPMorgan Chase & Co. / 2008 Annual Report	199

Notes to consolidated financial statements

Note 30 – Capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and minority interest less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1, subordinated long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Total regulatory capital is subject to deductions for investments in certain subsidiaries. Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total (Tier 1 plus Tier 2) capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital to average adjusted on-balance sheet assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of December 31, 2008 and 2007, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.
The Federal Reserve granted the Firm, for a period of 18 months following the Bear Stearns merger, relief up to a certain specified amount and subject to certain conditions from the Federal Reserve’s risk-based capital and leverage requirements with respect to Bear Stearns’ risk-weighted assets and other exposures acquired. The amount of such relief is subject to reduction by one-sixth each quarter subsequent to the merger and expires on October 1, 2009. The OCC granted JPMorgan Chase Bank, N.A. similar relief from its risk-based capital and leverage requirements.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at December 31, 2008 and 2007.

	Tier 1	Total	Risk-weighted	Adjusted	Tier 1	Total	Tier 1
(in millions, except ratios)	capital	capital	assets(c)	average assets(d)	capital ratio	capital ratio	leverage ratio

December 31, 2008(a)
JPMorgan Chase & Co.	$136,104	$184,720	$1,244,659	$1,966,895	10.9%	14.8%	6.9%
JPMorgan Chase Bank, N.A.	100,594	143,854	1,153,039	1,705,750	8.7	12.5	5.9
Chase Bank USA, N.A.	11,190	12,901	101,472	87,286	11.0	12.7	12.8

December 31, 2007(a)
JPMorgan Chase & Co.	$88,746	$132,242	$1,051,879	$1,473,541	8.4%	12.6%	6.0%
JPMorgan Chase Bank, N.A.	78,453	112,253	950,001	1,268,304	8.3	11.8	6.2
Chase Bank USA, N.A.	9,407	10,720	73,169	60,905	12.9	14.7	15.5

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(e)
Minimum capital ratios(b)					4.0	8.0	3.0	(f)

(a)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.
(b)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.
(c)	Includes off-balance sheet risk-weighted assets in the amounts of $357.5 billion, $332.2 billion and $18.6 billion, respectively, at December 31, 2008, and $352.7 billion, $336.8 billion and $13.4 billion, respectively, at December 31, 2007, for JPMorgan Chase, JPMorgan Bank, N.A. and Chase Bank USA, N.A.
(d)	Adjusted average assets, for purposes of calculating the leverage ratio, include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.
(e)	Represents requirements for banking subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.
(f)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4% depending on factors specified in regulations issued by the Federal Reserve and OCC.
Note:	Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $1.1 billion at December 31, 2008, and $2.0 billion at December 31, 2007. Additionally, the Firm had deferred tax liabilities resulting from tax-deductible goodwill of $1.6 billion at December 31, 2008, and $939 million at December 31, 2007.

200	JPMorgan Chase & Co. / 2008 Annual Report

The following table shows the components of the Firm’s Tier 1 and Total capital.

December 31, (in millions)	2008	2007

Tier 1 capital
Total stockholders’ equity	$166,884	$123,221
Effect of certain items in accumulated other comprehensive income (loss)
excluded from Tier 1 capital	5,084	925

Adjusted stockholders’ equity	171,968	124,146

Minority interest(a)	17,257	15,005
Less: Goodwill	48,027	45,270
SFAS 157 DVA	2,358	882
Investments in certain subsidiaries	679	782
Nonqualifying intangible assets	2,057	3,471

Tier 1 capital	136,104	88,746

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	31,659	32,817
Qualifying allowance for credit losses	17,187	10,084
Adjustment for investments in certain subsidiaries and other	(230)	595

Tier 2 capital	48,616	43,496

Total qualifying capital	$184,720	$132,242

(a)	Primarily includes trust preferred capital debt securities of certain business trusts.
Note 31 – Commitments and contingencies
At December 31, 2008, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes, and for energy-related tolling service agreements. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases or require the Firm to perform restoration work on leased premises. No lease agreement imposes restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements.
The following table presents required future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2008.

Year ended December 31, (in millions)

2009	$1,676
2010	1,672
2011	1,543
2012	1,456
2013	1,387
After 2013	9,134

Total minimum payments required(a)	16,868
Less: Sublease rentals under noncancelable subleases	(2,266)

Net minimum payment required	$14,602

(a)	Lease restoration obligations are accrued in accordance with SFAS 13, and are not reported as a required minimum lease payment.
Total rental expense was as follows.

Year ended December 31, (in millions)	2008	2007	2006

Gross rental expense	$1,917	$1,380	$1,266
Sublease rental income	(415)	(175)	(194)

Net rental expense	$1,502	$1,205	$1,072

At December 31, 2008, assets were pledged to secure public deposits and for other purposes. The significant components of the assets pledged were as follows.

December 31, (in billions)	2008	2007

Reverse repurchase/securities borrowing
agreements	$456.6	$333.7
Securities	31.0	4.5
Loans	342.3	160.4
Trading assets and other	98.0	102.2

Total assets pledged(a)	$927.9	$600.8

(a)	Total assets pledged do not include assets of consolidated VIEs. These assets are generally used to satisfy liabilities to third parties. See Note 17 on pages 177–186 of this Annual Report for additional information on assets and liabilities of consolidated VIEs.
The Firm has resolved with the IRS issues related to compliance with reporting and withholding requirements for certain accounts transferred to The Bank of New York Mellon Corporation (“BNYM”) in connection with the Firm’s sale to BNYM of its corporate trust business. The resolution of these issues did not have a material effect on the Firm.

JPMorgan Chase & Co. / 2008 Annual Report	201

Notes to consolidated financial statements

Note 32 – Accounting for derivative instruments and hedging activities
Derivative instruments enable end-users to increase, reduce or alter exposure to credit or market risks. The value of a derivative is derived from its reference to an underlying variable or combination of variables such as equity, foreign exchange, credit, commodity or interest rate prices or indices. JPMorgan Chase makes markets in derivatives for customers and also is an end-user of derivatives in order to hedge or manage risks of market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. The majority of the Firm’s derivatives are entered into for market-making purposes. SFAS 133, as amended by SFAS 138, SFAS 149, SFAS 155 and FSP FAS 133-1, establishes accounting and reporting standards for derivative instruments, including those used for trading and hedging activities and derivative instruments embedded in other contracts. All free-standing derivatives are required to be recorded on the Consolidated Balance Sheets at fair value. The accounting for changes in value of a derivative depends on whether or not the contract has been designated and qualifies for hedge accounting. Derivative receivables and payables, whether designated for hedging relationships or not, are recorded in trading assets and trading liabilities as set forth in Note 6 on page 147 of this Annual Report.
Derivatives used for trading purposes
The Firm makes markets in derivatives for customers seeking to modify, or reduce interest rate, credit, foreign exchange, equity and commodity and other market risks or for risk-taking purposes. The Firm typically manages its exposure from such derivatives by entering into derivatives or other financial instruments that partially or fully offset the exposure from the client transaction. The Firm actively manages any residual exposure and seeks to earn a spread between the client derivatives and offsetting positions. For the Firm’s own account, the Firm uses derivatives to take risk positions or to benefit from differences in prices between derivative markets and markets for other financial instruments.
Derivatives used for risk management purposes
Interest rate contracts, which are generally interest rate swaps, forwards and futures are utilized in the Firm’s risk management activities to minimize fluctuations in earnings caused by interest rate volatility. As a result of interest rate fluctuations, fixed-rate assets and liabilities appreciate or depreciate in market value. Gains or losses on the derivative instruments that are linked to fixed-rate assets and liabilities and forecasted transactions are expected to offset substantially this unrealized appreciation or depreciation. Interest income and interest expense on variable-rate assets and liabilities and on forecasted transactions increase or decrease as a result of interest rate fluctuations. Gains and losses on the derivative instruments that are linked to assets and liabilities and forecasted transactions are expected to offset substantially this variability in earnings. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments based on the contracted notional amount. Forward contracts used for the Firm’s interest rate risk management activities are primarily arrangements to exchange cash in the future based on price movements of specified financial instruments. Futures contracts used are primarily index futures which provide for cash payments based upon the movements of an underlying rate index.
The Firm uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency-denominated (i.e., non-U.S.) assets and liabilities and forecasted transactions denominated in a foreign currency, as well as the Firm’s equity investments in foreign subsidiaries. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated assets and liabilities or forecasted transactions change. Gains or losses on the derivative instruments that are linked to the foreign currency denominated assets or liabilities or forecasted transactions are expected to offset substantially this variability. Foreign exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date.
The Firm uses forward contracts to manage the overall price risk associated with the gold inventory in its commodities portfolio. As a result of gold price fluctuations, the fair value of the gold inventory changes. Gains or losses on the derivative instruments that are linked to gold inventory are expected to substantially offset this unrealized appreciation or depreciation. Forward contracts used for the Firm’s gold inventory risk management activities are arrangements to deliver gold in the future.
The Firm uses credit derivatives to manage the credit risk associated with loans, lending-related commitments and derivative receivables, as well as exposure to residential and commercial mortgages. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event such as bankruptcy or a failure to pay an obligation when due. For a further discussion of credit derivatives, see the discussion below.
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

202	JPMorgan Chase & Co. / 2008 Annual Report

to be reported as part of the basis of the item and continues to be amortized to earnings as a yield adjustment. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and recognized in the Consolidated Statements of Income when the hedged cash flows affect earnings. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in accumulated other comprehensive income (loss) is recognized when the cash flows that were hedged occur, consistent with the original hedge strategy. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related derivative amounts recorded in accumulated other comprehensive income (loss) are immediately recognized in earnings. For qualifying net investment hedges, changes in the fair value of the derivative or the revaluation of the foreign currency–denominated debt instrument are recorded in the translation adjustments account within accumulated other comprehensive income (loss).
JPMorgan Chase’s fair value hedges primarily include hedges of the interest rate risk inherent in fixed-rate long-term debt, warehouse loans, AFS securities, and the overall price of gold inventory. All changes in the hedging derivative’s fair value are included in earnings consistent with the classification of the hedged item, primarily net interest income for long-term debt and AFS securities; other income for warehouse loans; and principal transactions revenue for gold inventory. The Firm did not recognize any gains or losses during 2008, 2007 or 2006 on firm commitments that no longer qualified as fair value hedges.
JPMorgan Chase also enters into derivative contracts to hedge exposure to variability in cash flows from floating-rate financial instruments and forecasted transactions, primarily the rollover of short-term assets and liabilities, and foreign currency–denominated revenue and expense. All hedging derivative amounts affecting earnings are recognized consistent with the classification of the hedged item, primarily net interest income.
The Firm uses forward foreign exchange contracts and foreign currency–denominated debt instruments to protect the value of net investments in subsidiaries whose functional currency is not the U.S. dollar. The portion of the hedging derivative excluded from the assessment of hedge effectiveness (i.e., forward points) is recorded in net interest income.
JPMorgan Chase does not seek to apply hedge accounting to all of the Firm’s economic hedges. For example, the Firm does not apply hedge accounting to purchased credit default swaps used to manage the credit risk of loans and commitments because of the difficulties in qualifying such contracts as hedges under SFAS 133. Similarly, the Firm does not apply hedge accounting to certain interest rate derivatives used as economic hedges.
The following table presents derivative instrument hedging-related activities for the periods indicated.

Year ended December 31, (in millions)	2008	2007		2006

Fair value hedge ineffective net gains(a)	$434	$111		$51
Cash flow hedge ineffective net gains(a)	18	29		2
Cash flow hedging net gains on forecasted transactions that failed to occur	—	15	(b)	—

(a)	Includes ineffectiveness and the components of hedging instruments that have been excluded from the assessment of hedge effectiveness.
(b)	During the second half of 2007, the Firm did not issue short-term fixed rate Canadian dollar denominated notes due to the weak credit market for Canadian short-term debt.
Over the next 12 months, it is expected that $348 million (after-tax) of net losses recorded in accumulated other comprehensive income (loss) at December 31, 2008, will be recognized in earnings. The maximum length of time over which forecasted transactions are hedged is ten years, and such transactions primarily relate to core lending and borrowing activities.
Credit derivatives
Credit derivatives are financial instruments whose value is derived from the credit risk associated with the debt of a third party issuer (the reference entity) and which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller). Credit derivatives expose the protection purchaser to the creditworthiness of the protection seller, as the protection seller is required to make payments under the contract when the reference entity experiences a credit event, such as a bankruptcy, failure to pay its obligation, or a restructuring. The seller of credit protection receives a premium for providing protection, but has the risk that the underlying instrument referenced in the contract will be subjected to a credit event.
The Firm is both a purchaser and seller of credit protection in the credit derivatives market and uses credit derivatives for two primary purposes. First, in its capacity as a market-maker in the dealer/client business, the Firm actively risk manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of customers. As a seller of protection, the Firm’s exposure to a given reference entity may be offset partially, or entirely, with a contract to purchase protection from another counterparty on the same or similar reference entity. Second, the Firm uses credit derivatives in order to mitigate the Firm’s credit risk associated with the overall derivative receivables and traditional commercial credit lending exposures (loans and unfunded commitments) as well as to manage its exposure to residential and commercial mortgages. See Note 4 on pages 129–143 of this Annual Report for further information on the Firm’s mortgage-related exposures. In accomplishing the above, the Firm uses different types of credit derivatives. Following is a summary of various types of credit derivatives.

JPMorgan Chase & Co. / 2008 Annual Report	203

Notes to consolidated financial statements

Credit default swaps
Credit derivatives may reference the credit of either a single reference entity (“single-name”) or a broad-based index, as described further below. The Firm purchases and sells protection on both single-name and index-reference obligations. Single-name credit default swaps (“CDS”) and index CDS contracts are both OTC derivative contracts. Single-name CDS are used to manage the default risk of a single reference entity, while CDS index are used to manage credit risk associated with the broader credit markets or credit market segments. Like the S&P 500 and other market indices, a CDS index is comprised of a portfolio of CDS across many reference entities. New series of CDS indices are established approximately every six months with a new underlying portfolio of reference entities to reflect changes in the credit markets. If one of the reference entities in the index experiences a credit event, then the reference entity that defaulted is removed from the index and is replaced with another reference entity. CDS can also be referenced against specific portfolios of reference names or against customized exposure levels based on specific client demands: for example, to provide protection against the first $1 million of realized credit losses in a $10 million portfolio of exposure. Such structures are commonly known as tranche CDS.
For both single-name CDS contracts and index CDS, upon the occurrence of a credit event, under the terms of a CDS contract neither party to the CDS contract has recourse to the reference entity. The protection purchaser has recourse to the protection seller for the difference between the face value of the CDS contract and the fair value of the reference obligation at the time of settling the credit derivative contract, also known as the recovery value. The protection purchaser does not need to hold the debt instrument of the underlying reference entity in order to receive amounts due under the CDS contract when a credit event occurs.
Credit-linked notes
A credit linked note (“CLN”) is a funded credit derivative where the issuer of the CLN purchases credit protection on a referenced entity from the note investor. Under the contract, the investor pays the issuer par value of the note at the inception of the transaction, and in return, the issuer pays periodic payments to the investor, based on the credit risk of the referenced entity. The issuer also repays the investor the par value of the note at maturity unless the reference entity experiences a specified credit event. In that event, the issuer is not obligated to repay the par value of the note, but rather, the issuer pays the investor the difference between the par value of the note and the fair value of the defaulted reference obligation at the time of settlement. Neither party to the CLN has recourse to the defaulting reference entity. For a further discussion of CLNs, see Note 17 on pages 182–183 of this Annual Report.
The following table presents a summary of the notional amounts of credit derivatives and credit-linked notes the Firm sold and purchased, and the net position as of December 31, 2008. Upon a credit event, the Firm as seller of protection would typically pay out only a percentage of the full notional of net protection sold; as the amount that is actually required to be paid on the contracts take into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities; as such other protection purchased referenced in the following table includes credit derivatives bought on related, but not identical reference positions, including indices, portfolio coverage and other reference points, which further mitigates the risk associated with the net protection sold.

204	JPMorgan Chase & Co. / 2008 Annual Report

Total credit derivatives and credit-linked notes

	Maximum payout/Notional amount
		Protection purchased with	Net protection	Other protection
December 31, 2008 (in millions)	Protection sold	identical underlyings(b)	(sold)/purchased(c)	purchased(d)

Credit derivatives
Credit default swaps	$(4,194,707)	$3,876,890	$(317,817)	$302,160
Other credit derivatives(a)	(4,026)	—	(4,026)	10,096

Total credit derivatives	(4,198,733)	3,876,890	(321,843)	312,256
Credit-linked notes	(1,263)	141	(1,122)	1,792

Total	$(4,199,996)	$3,877,031	$(322,965)	$314,048

(a)	Primarily consists of total return swaps and options to enter into credit default swap contracts.
(b)	Represents the notional amount of purchased credit derivatives where the underlying reference instrument is identical to the reference instrument on which the Firm has sold credit protection.
(c)	Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.
(d)	Represents single-name and index CDS protection the Firm purchased primarily to risk manage the net protection sold.
The following table summarizes the notional and fair value amounts of credit derivatives and credit-linked notes as of December 31, 2008, where JPMorgan Chase is the seller of protection. The maturity profile presents the years to maturity based upon the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of protection purchased is comparable to the profile reflected below.
Protection sold – credit derivatives and credit-linked notes ratings/maturity profile(a)

				Total
December 31, 2008 (in millions)	< 1 year	1-5 years	> 5 years	notional amount	Fair value(c)

Risk rating of reference entity
Investment grade (AAA to BBB-)(b)	$(177,404)	$(1,767,004)	$(713,555)	$(2,657,963)	$(215,217)
Noninvestment grade (BB+ and below)(b)	(121,040)	(992,098)	(428,895)	(1,542,033)	(244,975)

Total	$(298,444)	$(2,759,102)	$(1,142,450)	$(4,199,996)	$(460,192)

(a)	The contractual maturity for single-name CDS contract generally ranges from three months to ten years and the contractual maturity for index CDS is generally five years. The contractual maturity for CLNs typically ranges from three to five years.
(b)	Ratings scale is based upon the Firm’s internal ratings, which generally correspond to ratings defined by S&P and Moody’s.
(c)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral held by the Firm.

JPMorgan Chase & Co. / 2008 Annual Report	205

Notes to consolidated financial statements

Note 33 – Off-balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfills its obligation under these guarantees, and the counterparties subsequently fail to perform according to the terms of these contracts. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, predominantly related to consumer financings, are cancelable, upon notice, at the option of the Firm.
To provide for the risk of loss inherent in wholesale related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 15 on pages 166–168 of this Annual Report for further discussion of the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts of off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at December 31, 2008 and 2007.

Off-balance sheet lending-related financial instruments and guarantees

			Allowance for
	Contractual amount		lending-related commitments
December 31, (in millions)	2008	2007	2008	2007

Lending-related
Consumer(a)	$741,507	$815,936	$25	$15

Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)(e)	225,863	250,954	349	571
Asset purchase agreements(f)	53,729	90,105	9	9
Standby letters of credit and financial guarantees(c)(g)(h)	95,352	100,222	274	254
Other letters of credit(c)	4,927	5,371	2	1

Total wholesale	379,871	446,652	634	835

Total lending-related	$1,121,378	$1,262,588	$659	$850

Other guarantees

Securities lending guarantees(i)	$169,281	$385,758	NA	NA
Residual value guarantees	670	NA	NA	NA
Derivatives qualifying as guarantees(j)	83,835	85,262	NA	NA

(a)	Includes credit card and home equity lending-related commitments of $623.7 billion and $95.7 billion, respectively, at December 31, 2008; and $714.8 billion and $74.2 billion, respectively, at December 31, 2007. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
(b)	Includes unused advised lines of credit totaling $36.3 billion and $38.4 billion at December 31, 2008 and 2007, respectively, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable.
(c)	Represents contractual amount net of risk participations totaling $28.3 billion at both December 31, 2008 and 2007.
(d)	Excludes unfunded commitments to third-party private equity funds of $1.4 billion and $881 million at December 31, 2008 and 2007, respectively. Also excludes unfunded commitments for other equity investments of $1.0 billion and $903 million at December 31, 2008 and 2007, respectively.
(e)	Includes commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions of $3.6 billion and $8.2 billion at December 31, 2008 and 2007, respectively.
(f)	Largely represents asset purchase agreements with the Firm’s administered multi-seller, asset-backed commercial paper conduits. It also includes $96 million and $1.1 billion of asset purchase agreements to other third-party entities at December 31, 2008 and 2007, respectively.
(g)	JPMorgan Chase held collateral relating to $31.0 billion and $31.5 billion of these arrangements at December 31, 2008 and 2007, respectively. Prior periods have been revised to conform to the current presentation.
(h)	Includes unissued standby letters of credit commitments of $39.5 billion and $50.7 billion at December 31, 2008 and 2007, respectively.
(i)	Collateral held by the Firm in support of securities lending indemnification agreements was $170.1 billion and $390.5 billion at December 31, 2008 and 2007, respectively. Securities lending collateral comprises primarily cash, securities issued by governments that are members of the Organisation for Economic Co-operation and Development and U.S. government agencies.
(j)	Represents notional amounts of derivatives qualifying as guarantees.

206	JPMorgan Chase & Co. / 2008 Annual Report

Other unfunded commitments to extend credit
Unfunded commitments to extend credit are agreements to lend or to purchase securities only when a customer has complied with predetermined conditions, and they generally expire on fixed dates.
Other unfunded commitments to extend credit include commitments to U.S. domestic states and municipalities, hospitals and other not-for-profit entities to provide funding for periodic tenders of their variable-rate demand bond obligations or commercial paper. Performance by the Firm is required in the event that the variable-rate demand bonds or commercial paper cannot be remarketed to new investors. The performance required of the Firm under these agreements is conditional and limited by certain termination events, which include bankruptcy and the credit rating downgrade of the issuer of the variable-rate demand bonds or commercial paper to below certain predetermined thresholds. The commitment period is generally one to three years. The amount of commitments related to variable-rate demand bonds and commercial paper of U.S. domestic states and municipalities, hospitals and not-for-profit entities at December 31, 2008 and 2007, was $23.5 billion and $24.1 billion, respectively.
Included in other unfunded commitments to extend credit are commitments to investment and noninvestment grade counterparties in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. Additionally, the Firm often syndicates portions of the commitment to other investors, depending on market conditions. These commitments often contain flexible pricing features to adjust for changing market conditions prior to closing. Alternatively, the borrower may turn to the capital markets for required funding instead of drawing on the commitment provided by the Firm, and the commitment may expire unused. As such, these commitments may not necessarily be indicative of the Firm’s actual risk, and the total commitment amount may not reflect actual future cash flow requirements. The amount of commitments related to leveraged acquisitions at December 31, 2008 and 2007, was $3.6 billion and $8.2 billion, respectively. For further information, see Note 4 and Note 5 on pages 129–143 and 144–146, respectively, of this Annual Report.
FIN 45 guarantees
FIN 45 establishes accounting and disclosure requirements for guarantees, requiring that a guarantor recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. FIN 45 defines a guarantee as a contract that contingently requires the guarantor to pay a guaranteed party, based upon: (a) changes in an underlying asset, liability or equity security of the guaranteed party; or (b) a third party’s failure to perform under a specified agreement. The Firm considers the following off-balance sheet lending-related arrangements to be guarantees under FIN 45: certain asset purchase agreements, standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. These guarantees are described in further detail below.
The fair value at inception of the obligation undertaken when issuing the guarantees and commitments that qualify under FIN 45 is typically equal to the net present value of the future amount of premium receivable under the contract. The Firm has recorded this amount in other liabilities with an offsetting entry recorded in other assets. As cash is received under the contract, it is applied to the premium receivable recorded in other assets, and the fair value of the liability recorded at inception is amortized into income as lending & deposit-related fees over the life of the guarantee contract. The amount of the liability related to FIN 45 guarantees recorded at December 31, 2008 and 2007, excluding the allowance for lending-related commitments and derivative contracts discussed below, was approximately $535 million and $335 million, respectively.
Asset purchase agreements
The majority of the Firm’s unfunded commitments are not guarantees as defined in FIN 45, except for certain asset purchase agreements that are principally used as a mechanism to provide liquidity to SPEs, predominantly multi-seller conduits, as described in Note 17 on pages 177–181 of this Annual Report. The conduit’s administrative agent can require the liquidity provider to perform under their asset purchase agreement with the conduit at any time. These agreements may cause the Firm to purchase an asset from the SPE at an amount above the asset’s then fair value, in effect providing a guarantee of the initial value of the reference asset as of the date of the agreement. In most instances, third-party credit enhancements of the SPE mitigate the Firm’s potential losses on these agreements.
The carrying value of asset purchase agreements of $147 million at December 31, 2008, classified in accounts payable and other liabilities on the Consolidated Balance Sheets, includes $9 million for the allowance for lending-related commitments and $138 million for the FIN 45 guarantee liability.
Standby letters of credit
Standby letters of credit (“SBLC”) and financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The majority of SBLCs mature in 5 years or less; as of December 31, 2008 and 2007, 64% and 52%, respectively, of these arrangements mature within three years. The Firm has recourse to recover from the customer any amounts paid under these guarantees; in addition, the Firm may hold cash or other highly liquid collateral to support these guarantees. The carrying value of standby letters of credit of $673 million and $590 million at December 31, 2008 and 2007, respectively, which is classified in accounts payable and other liabilities in the Consolidated Balance Sheets, includes $276 million and $255 million at December 31, 2008 and 2007, respectively for the allowance for lending-related commitments, and $397 million and $335 million at December 31, 2008 and 2007, respectively for the FIN 45 guarantee.

JPMorgan Chase & Co./2008 Annual Report	207

Notes to consolidated financial statements
The following table summarizes the type of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers as of December 31, 2008 and 2007. The ratings scale is representative of the payment or performance risk to the Firm under the guarantee and is based upon the Firm’s internal risk ratings, which generally correspond to ratings defined by S&P and Moody’s.

	2008		2007
	Standby letters		Standby letters
	of credit and		of credit and
	other financial	Other letters	other financial	Other letters
December 31, (in millions)	guarantees	of credit	guarantees	of credit

Investment-grade(a)	$73,394	$4,165	$71,904	$4,153
Noninvestment-grade(a)	21,958	762	28,318	1,218

Total contractual amount	$95,352 (b)	$4,927	$100,222 (b)	$5,371

Allowance for lending-related commitments	$274	$2	$254	$1
Commitments with collateral	30,972	1,000	31,502	809

(a)	Ratings scale is based upon the Firm’s internal ratings which generally correspond to ratings defined by S&P and Moody’s.
(b)	Represents contractual amount net of risk participations totaling $28.3 billion at both December 31, 2008 and 2007.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that meet the characteristics of a guarantee under FIN 45. These contracts include written put options that require the Firm to purchase assets upon exercise by the option holder at a specified price by a specified date in the future. The Firm may enter into written put option contracts in order to meet client needs, or for trading purposes. The terms of written put options are typically five years or less. Derivative guarantees also include contracts such as stable value derivatives that require the Firm to make a payment of the difference between the market value and the book value of a counterparty’s reference portfolio of assets in the event that market value is less than book value and certain other conditions have been met. Stable value derivatives, commonly referred to as “stable value wraps”, are transacted in order to allow investors to realize investment returns with less volatility than an unprotected portfolio, and typically have a longer-term maturity or allow either party to terminate the contract subject to contractually specified terms.
Derivative guarantees are recorded on the Consolidated Balance Sheets at fair value in trading assets and trading liabilities. The total notional value of the derivatives that the Firm deems to be guarantees was $83.8 billion and $85.3 billion at December 31, 2008 and 2007, respectively. The notional value generally represents the Firm’s

208	JPMorgan Chase & Co./2008 Annual Report

maximum exposure to derivatives qualifying as guarantees, although exposure to certain stable value derivatives is contractually limited to a substantially lower percentage of the notional value. The fair value of the contracts reflects the probability of whether the Firm will be required to perform under the contract. The fair value related to derivative guarantees was a derivative receivable of $184 million and $213 million and a derivative payable of $5.6 billion and $2.5 billion at December 31, 2008 and 2007, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee under FIN 45, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 32 on pages 202-205 of this Annual Report.
Securities lending indemnification
Through the Firm’s securities lending program, customers’ securities, via custodial and non-custodial arrangements, may be lent to third parties. As part of this program, the Firm provides an indemnification in the lending agreements which protects the lender against the failure of the third-party borrower to return the lent securities in the event the Firm did not obtain sufficient collateral. To minimize its liability under these indemnification agreements, the Firm obtains cash or other highly liquid collateral with a market value exceeding 100% of the value of the securities on loan from the borrower. Collateral is marked to market daily to help assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists, or collateral may be released to the borrower in the event of overcollateralization. If a borrower defaults, the Firm would use the collateral held to purchase replacement securities in the market or to credit the lending customer with the cash equivalent thereof.
Also, as part of this program, the Firm invests cash collateral received from the borrower in accordance with approved guidelines.
Based upon historical experience, management believes that risk of loss under its indemnification obligations is remote.
Indemnification agreements – general
In connection with issuing securities to investors, the Firm may enter into contractual arrangements with third parties that may require the Firm to make a payment to them in the event of a change in tax law or an adverse interpretation of tax law. In certain cases, the contract also may include a termination clause, which would allow the Firm to settle the contract at its fair value in lieu of making a payment under the indemnification clause. The Firm may also enter into indemnification clauses in connection with the licensing of software to clients (“software licensees”) or when it sells a business or assets to a third party (“third-party purchasers”), pursuant to which it indemnifies software licensees for claims of liability or damages that may occur subsequent to the licensing of the software, or third-party purchasers for losses they may incur due to actions taken by the Firm prior to the sale of the business or assets. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements, since this would require an assessment of future changes in tax law and future claims that may be made against the Firm that have not yet occurred. However, based upon historical experience, management expects the risk of loss to be remote.
Loan sale and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
As part of the Firm’s loan sale and securitization activities, as described in Note 14 and Note 16 on pages 163–166 and 168–176, respectively, of this Annual Report, the Firm generally makes representations and warranties in its loan sale and securitization agreements that the loans sold meet certain requirements. These agreements may require the Firm (including in its roles as a servicer) to repurchase the loans and/or indemnify the purchaser of the loans against losses due to any breaches of such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches under these representations and warranties would be equal to the current amount of assets held by such securitization-related SPEs plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense.
At December 31, 2008 and 2007, the Firm had recorded a repurchase liability of $1.1 billion and $15 million, respectively.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s loan sale transactions have primarily been executed on a nonrecourse basis, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At December 31, 2008 and 2007, the unpaid principal balance of loans sold with recourse totaled $15.0 billion and $557 million, respectively. The increase in loans sold with recourse between December 31, 2008 and 2007, was driven by the Washington Mutual transaction. The carrying value of the related liability that the Firm had recorded, which is representative of the Firm’s view of the likelihood it will have to perform under this guarantee, was $241 million and zero at December 31, 2008 and 2007, respectively.
Credit card charge-backs
Prior to November 1, 2008, the Firm was a partner with one of the leading companies in electronic payment services in a joint venture operating under the name of Chase Paymentech Solutions, LLC (the “joint venture”). The joint venture was formed in October 2005, as a result of an agreement by the Firm and First Data Corporation, its joint venture partner, to integrate the companies’ jointly-owned Chase Merchant Services and Paymentech merchant businesses. The joint venture provided merchant processing services in the United States and

JPMorgan Chase & Co./2008 Annual Report	209

Notes to consolidated financial statements

Canada. The dissolution of the joint venture was completed on November 1, 2008, and JPMorgan Chase retained approximately 51% of the business under the Chase Paymentech Solutions name.
Under the rules of Visa USA, Inc., and MasterCard International, JPMorgan Chase Bank, N.A., is liable primarily for the amount of each processed credit card sales transaction that is the subject of a dispute between a cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, Chase Paymentech Solutions will (through the cardmember’s issuing bank) credit or refund the amount to the cardmember and will charge back the transaction to the merchant. If Chase Paymentech Solutions is unable to collect the amount from the merchant, Chase Paymentech Solutions will bear the loss for the amount credited or refunded to the cardmember. Chase Paymentech Solutions mitigates this risk by withholding future settlements, retaining cash reserve accounts or by obtaining other security. However, in the unlikely event that: (1) a merchant ceases operations and is unable to deliver products, services or a refund; (2) Chase Paymentech Solutions does not have sufficient collateral from the merchant to provide customer refunds; and (3) Chase Paymentech Solutions does not have sufficient financial resources to provide customer refunds, JPMorgan Chase Bank, N.A., would be liable for the amount of the transaction. For the year ended December 31, 2008, Chase Paymentech Solutions incurred aggregate credit losses of $13 million on $713.9 billion of aggregate volume processed, and at December 31, 2008, it held $222 million of collateral. For the year ended December 31, 2007, the joint venture incurred aggregate credit losses of $10 million on $719.1 billion of aggregate volume processed, and at December 31, 2007, the joint venture held $779 million of collateral. The Firm believes that, based upon historical experience and the collateral held by Chase Paymentech Solutions, the amount of the Firm’s charge back-related obligations, which is representative of the payment or performance risk to the Firm, is immaterial.
Credit card association, exchange and clearinghouse guarantees
The Firm holds an equity interest in VISA Inc. During October 2007, certain VISA-related entities completed a series of restructuring transactions to combine their operations, including VISA USA, under one holding company, VISA Inc. Upon the restructuring, the Firm’s membership interest in VISA USA was converted into an equity interest in VISA Inc. VISA Inc. sold shares via an initial public offering and used a portion of the proceeds from the offering to redeem a portion of the Firm’s equity interest in Visa Inc. Prior to the restructuring, VISA USA’s by-laws obligated the Firm upon demand by VISA USA to indemnify VISA USA for, among other things, litigation obligations of Visa USA. The accounting for that guarantee was not subject to fair value accounting under FIN 45, because the guarantee was in effect prior to the effective date of FIN 45. Upon the restructuring event, the Firm’s obligation to indemnify Visa Inc. was limited to certain identified litigations. Such a limitation is deemed a modification of the indemnity by-law and, accordingly, is now subject to the provisions of FIN 45. The value of the litigation guarantee has been recorded in the Firm’s financial statements based on its fair value; the net amount recorded (within other liabilities) did not have a material adverse effect on the Firm’s financial statements.
In addition to Visa, the Firm is a member of other associations, including several securities and futures exchanges and clearinghouses, both in the United States and other countries. Membership in some of these organizations requires the Firm to pay a pro rata share of the losses incurred by the organization as a result of the default of another member. Such obligations vary with different organizations. These obligations may be limited to members who dealt with the defaulting member or to the amount (or a multiple of the amount) of the Firm’s contribution to a member’s guarantee fund, or, in a few cases, the obligation may be unlimited. It is difficult to estimate the Firm’s maximum exposure under these membership agreements, since this would require an assessment of future claims that may be made against the Firm that have not yet occurred. However, based upon historical experience, management expects the risk of loss to be remote.
Residual value guarantee
In connection with the Bear Stearns merger, the Firm succeeded to an operating lease arrangement for the building located at 383 Madison Avenue in New York City (the “Synthetic Lease”). Under the terms of the Synthetic Lease, the Firm is obligated to make periodic payments based on the lessor’s underlying interest costs. The Synthetic Lease expires on November 1, 2010. Under the terms of the Synthetic Lease, the Firm has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor, or to arrange for the sale of the building, with the proceeds of the sale to be used to satisfy the lessor’s debt obligation. If the sale does not generate sufficient proceeds to satisfy the lessor’s debt obligation, the Firm is required to fund the shortfall up to a maximum residual value guarantee. As of December 31, 2008, there was no expected shortfall, and the maximum residual value guarantee was approximately $670 million. Under a separate ground lease, the land on which the building is built was leased to an affiliate of Bear Stearns which, as part of the Synthetic Lease, assigned this position to the Synthetic Lease lessor. The owner of the land sued the Firm, alleging that certain provisions of the merger agreement violated a “right of first offer” provision of the ground lease. The Firm’s motion to dismiss the lawsuit was granted, and a judgment of dismissal was entered on January 12, 2009. The owner has filed a notice of appeal.
Note 34 – Credit risk concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.
JPMorgan Chase regularly monitors various segments of its credit portfolio to assess potential concentration risks and to obtain collateral when deemed necessary. Senior management is significantly involved in the credit approval and review process, and risk levels are adjusted as needed to reflect management’s risk tolerance.
In the Firm’s wholesale portfolio, risk concentrations are evaluated primarily by industry and geographic region, and monitored regularly

210	JPMorgan Chase & Co./2008 Annual Report

on both an aggregate portfolio level and on an individual customer basis. Management of the Firm’s wholesale exposure is accomplished through loan syndication and participation, loan sales, securitizations, credit derivatives, use of master netting agreements, and collateral and other risk-reduction techniques. In the consumer portfolio, concentrations are evaluated primarily by product and by U.S. geographic region, with a key focus on trends and concentrations at the portfolio level, where potential risk concentrations can be remedied through changes in underwriting policies and portfolio guidelines.
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
For further information regarding on-balance sheet credit concentrations by major product and geography, see Note 14 on pages 163–166 and Note 15 on pages 166–168 of this Annual Report. For information regarding concentrations of off-balance sheet lending-related financial instruments by major product, see Note 33 on pages 206–210 of this Annual Report.

The table below presents both on- and off-balance sheet wholesale- and consumer-related credit exposure as of December 31, 2008 and 2007.

	2008				2007
		On-balance sheet				On-balance sheet
	Credit			Off-balance	Credit			Off-balance
December 31, (in millions)	exposure	Loans	Derivatives	sheet(c)	exposure	Loans	Derivatives	sheet(c)

Wholesale-related:
Real estate	$83,799	$66,881	$2,289	$14,629	$38,295	$20,274	$893	$17,128
Banks and finance companies	75,577	19,055	33,457	23,065	65,288	16,776	12,502	36,010
Asset managers	49,256	9,640	18,806	20,810	38,554	8,534	7,763	22,257
Healthcare	38,032	7,004	3,723	27,305	30,746	5,644	885	24,217
State & municipal governments	35,954	5,873	9,427	20,654	31,425	5,699	3,205	22,521
Utilities	34,246	9,184	4,664	20,398	28,679	5,840	1,870	20,969
Retail & consumer services	32,714	8,433	3,079	21,202	23,969	6,665	517	16,787
Consumer products	29,766	10,081	2,225	17,460	29,941	8,915	1,084	19,942
Securities firms & exchanges	25,590	6,360	14,111	5,119	23,274	5,120	11,022	7,132
Oil & gas	24,746	8,796	2,220	13,730	26,082	10,348	1,570	14,164
Insurance	17,744	1,942	5,494	10,308	16,782	1,067	2,442	13,273
Technology	17,555	5,028	1,361	11,166	18,335	4,674	1,309	12,352
Media	17,254	7,535	1,248	8,471	16,253	4,909	1,268	10,076
Central government	15,259	555	10,537	4,167	9,075	583	3,989	4,503
Metals/mining	14,980	6,470	1,991	6,519	17,714	7,282	2,673	7,759
All other wholesale	278,114	75,252	47,994	154,868	298,803	77,097	24,144	197,562
Loans held-for-sale and loans at fair value	13,955	13,955	—	—	23,649	23,649	—	—
Receivables from customers(a)	16,141	—	—	—	—	—	—	—

Total wholesale-related	820,682	262,044	162,626	379,871	736,864	213,076	77,136	446,652

Consumer-related:
Home equity	238,633	142,890	—	95,743	169,023	94,832	—	74,191
Prime mortgage	99,200	94,121	—	5,079	47,382	39,988	—	7,394
Subprime mortgage	22,090	22,090	—	—	15,489	15,473	—	16
Option ARMs	40,661	40,661	—	—	—	—	—	—
Auto loans	47,329	42,603	—	4,726	50,408	42,350	—	8,058
Credit card(b)	728,448	104,746	—	623,702	799,200	84,352	—	714,848
All other loans	45,972	33,715	—	12,257	36,743	25,314	—	11,429
Loans held-for-sale	2,028	2,028	—	—	3,989	3,989	—	—

Total consumer-related	1,224,361	482,854	—	741,507	1,122,234	306,298	—	815,936

Total exposure	$2,045,043	$744,898	$162,626	$1,121,378	$1,859,098	$519,374	$77,136	$1,262,588

(a)	Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.
(b)	Excludes $85.6 billion and $72.7 billion of securitized credit card receivables at December 31, 2008 and 2007, respectively.
(c)	Represents lending-related financial instruments.

JPMorgan Chase & Co./2008 Annual Report	211

Notes to consolidated financial statements

Note 35 – International operations
The following table presents income statement information of JPMorgan Chase by major international geographic area. The Firm defines international activities as business transactions that involve customers residing outside of the U.S., and the information presented below is based primarily upon the domicile of the customer or the location from which the customer relationship is managed. However, many of the Firm’s U.S. operations serve international businesses.
As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. These estimates and assumptions are consistent with the allocations used for the Firm’s segment reporting as set forth in Note 37 on pages 214–215 of this Annual Report.
The Firm’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the United States.

			Income (loss) from continuing
			operations before
Year ended December 31, (in millions)	Revenue(a)	Expense(b)	income tax expense (benefit)	Net income

2008
Europe/Middle East and Africa	$11,449	$8,403	$3,046	$2,483
Asia and Pacific	4,097	3,580	517	672
Latin America and the Caribbean	1,353	903	450	274
Other	499	410	89	21

Total international	17,398	13,296	4,102	3,450
Total U.S.	49,854	51,183	(1,329)	2,155

Total	$67,252	$64,479	$2,773	$5,605

2007
Europe/Middle East and Africa	$12,070	$8,445	$3,625	$2,585
Asia and Pacific	4,730	3,117	1,613	945
Latin America and the Caribbean	2,028	975	1,053	630
Other	407	289	118	79

Total international	19,235	12,826	6,409	4,239
Total U.S.	52,137	35,741	16,396	11,126

Total	$71,372	$48,567	$22,805	$15,365

2006
Europe/Middle East and Africa	$11,342	$7,471	$3,871	$2,774
Asia and Pacific	3,227	2,649	578	400
Latin America and the Caribbean	1,342	820	522	333
Other	381	240	141	90

Total international	16,292	11,180	5,112	3,597
Total U.S.	45,707	30,933	14,774	10,847

Total	$61,999	$42,113	$19,886	$14,444

(a)	Revenue is composed of net interest income and noninterest revenue.
(b)	Expense is composed of noninterest expense and provision for credit losses.

212	JPMorgan Chase & Co. / 2008 Annual Report

Note 36 – Parent company
Parent company – statements of income

Year ended December 31, (in millions)	2008	2007	2006

Income
Dividends from bank and bank holding company subsidiaries	$3,085	$5,834	$2,935
Dividends from nonbank subsidiaries(a)	1,687	2,463	1,999
Interest income from subsidiaries	4,539	5,082	3,612
Other interest income	212	263	273
Other income from subsidiaries, primarily fees:
Bank and bank holding company	244	182	220
Nonbank	95	960	739
Other income (loss)	(1,038)	(131)	(206)

Total income	8,824	14,653	9,572

Expense
Interest expense to subsidiaries(a)	1,302	1,239	1,025
Other interest expense	6,879	6,427	4,536
Compensation expense	43	125	519
Other noninterest expense(b)	732	329	295

Total expense	8,956	8,120	6,375

Income (loss) before income tax benefit and undistributed net income of subsidiaries	(132)	6,533	3,197
Income tax benefit(b)	2,582	589	982
Equity in undistributed net income of subsidiaries(b)	3,155	8,243	10,265

Net income	$5,605	$15,365	$14,444

Parent company – balance sheets
December 31, (in millions)	2008	2007

Assets
Cash and due from banks	$35	$110
Deposits with banking subsidiaries	60,551	52,972
Trading assets	12,487	9,563
Available-for-sale securities	1,587	43
Loans	1,525	1,423
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	33,293	28,705
Nonbank	131,032	52,895
Investments (at equity) in subsidiaries:
Bank and bank holding company	153,140	128,711
Nonbank(a)	27,968	25,710
Goodwill and other intangibles	1,616	850
Other assets	12,934	13,241

Total assets	$436,168	$314,223

Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries(a)	$44,467	$23,938
Other borrowed funds, primarily commercial paper	39,560	52,440
Other liabilities	9,363	8,043
Long-term debt(c)	175,894	106,581

Total liabilities	269,284	191,002
Stockholders’ equity	166,884	123,221

Total liabilities and stockholders’ equity	$436,168	$314,223

Parent company – statements of cash flows
Year ended December 31, (in millions)	2008	2007	2006

Operating activities
Net income	$5,605	$15,365	$14,444
Less: Net income of subsidiaries(a)(b)	7,927	16,540	15,199

Parent company net loss	(2,322)	(1,175)	(755)
Add: Cash dividends from subsidiaries(a)	4,648	8,061	4,934
Other, net	1,920	3,496	(185)

Net cash provided by operating activities	4,246	10,382	3,994

Investing activities
Net change in:
Deposits with banking subsidiaries	(7,579)	(34,213)	(9,307)
Securities purchased under resale agreements, primarily with nonbank subsidiaries	—	—	24
Loans	(102)	(452)	(633)
Advances to subsidiaries	(82,725)	(24,553)	(3,032)
Investments (at equity) in subsidiaries(a)(b)	(26,212)	(4,135)	579
Other, net	—	—	(1)
Available-for-sale securities:
Purchases	(1,475)	(104)	—
Proceeds from sales and maturities	—	318	29

Net cash used in investing activities	(118,093)	(63,139)	(12,341)

Financing activities
Net change in borrowings from subsidiaries(a)	20,529	4,755	2,672
Net change in other borrowed funds	(12,880)	31,429	5,336
Proceeds from the issuance of long-term debt (d)	89,791	38,986	18,153
Repayments of long-term debt	(22,972)	(11,662)	(10,557)
Excess tax benefits related to stock-based compensation	148	365	302
Proceeds from issuance of common stock	11,969	1,467	1,659
Proceeds from issuance of preferred stock and warrant to the U.S. Treasury	25,000	—	—
Proceeds from issuance of preferred stock (e)	8,098	—	—
Redemption of preferred stock	—	—	(139)
Repurchases of treasury stock	—	(8,178)	(3,938)
Cash dividends paid	(5,911)	(5,051)	(4,846)

Net cash provided by financing activities	113,772	52,111	8,642

Net (decrease) increase in cash and due from banks	(75)	(646)	295
Cash and due from banks at the beginning of the year, primarily with bank subsidiaries	110	756	461

Cash and due from banks at the end of the year, primarily with bank subsidiaries	$35	$110	$756

Cash interest paid	$7,485	$7,470	$5,485
Cash income taxes paid	156	5,074	3,599

(a)	Subsidiaries include trusts that issued guaranteed capital debt securities (“issuer trusts”). As a result of FIN 46R, the Parent Company deconsolidated these trusts in 2003. The Parent Company received dividends of $15 million, $18 million and $23 million from the issuer trusts in 2008, 2007 and 2006, respectively. For further discussion on these issuer trusts, see Note 23 on page 191 of this Annual Report.
(b)	Amounts for 2007 have been revised to reflect the pushdown of certain litigation expense, which had previously been recorded at the parent company level, to the bank subsidiary level. There was no change to net income as the increase in Parent Company profitability was offset by a decrease in the net income of subsidiaries.
(c)	At December 31, 2008, debt that contractually matures in 2009 through 2013 totaled $25.8 billion, $28.6 billion, $29.3 billion, $25.3 billion and $11.8 billion, respectively.
(d)	Includes $39.8 billion of Bear Stearns’ long-term debt assumed by JPMorgan Chase & Co.
(e)	Includes the conversion of Bear Stearns’ preferred stock into JPMorgan Chase preferred stock.

JPMorgan Chase & Co. / 2008 Annual Report	213

Notes to consolidated financial statements

Note 37 – Business segments
JPMorgan Chase is organized into six major reportable business segments — Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The segments are based upon the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 38–39 of this Annual Report. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on pages 40–41 of this Annual Report.

Segment results
The following table provides a summary of the Firm’s segment results for 2008, 2007 and 2006 on a managed basis. The impact of credit card securitizations and tax-equivalent adjustments have been included in Reconciling items so that the total Firm results are on a reported basis.
Segment results and reconciliation(a) (table continued on next page)

Year ended December 31,	Investment Bank			Retail Financial Services			Card Services			Commercial Banking
(in millions, except ratios)	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006

Noninterest revenue	$1,930	$14,094	$18,334	$9,355	$6,779	$4,660	$2,719	$3,046	$2,944	$1,481	$1,263	$1,073
Net interest income	10,284	4,076	499	14,165	10,526	10,165	13,755	12,189	11,801	3,296	2,840	2,727

Total net revenue	12,214	18,170	18,833	23,520	17,305	14,825	16,474	15,235	14,745	4,777	4,103	3,800
Provision for credit losses	2,015	654	191	9,905	2,610	561	10,059	5,711	4,598	464	279	160
Credit reimbursement (to)/from TSS(b)	121	121	121	—	—	—	—	—	—	—	—	—

Noninterest expense(c)	13,844	13,074	12,860	12,077	9,905	8,927	5,140	4,914	5,086	1,946	1,958	1,979

Income (loss) from continuing operations before income tax expense (benefit)	(3,524)	4,563	5,903	1,538	4,790	5,337	`1,275	4,610	5,061	2,367	1,866	1,661
Income tax expense (benefit)	(2,349)	1,424	2,229	658	1,865	2,124	495	1,691	1,855	928	732	651

Income (loss) from continuing operations	(1,175)	3,139	3,674	880	2,925	3,213	780	2,919	3,206	1,439	1,134	1,010
Income from discontinued operations	—	—	—	—	—	—	—	—	—	—	—	—

Income (loss) before extraordinary gain	(1,175)	3,139	3,674	880	2,925	3,213	780	2,919	3,206	1,439	1,134	1,010

Extraordinary gain(d)	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$(1,175)	$3,139	$3,674	$880	$2,925	$3,213	$780	$2,919	$3,206	$1,439	$1,134	$1,010

Average common equity	$26,098	$21,000	$20,753	$19,011	$16,000	$14,629	$14,326	$14,100	$14,100	$7,251	$6,502	$5,702
Average assets	832,729	700,565	647,569	304,442	241,112	231,566	173,711	155,957	148,153	114,299	87,140	57,754
Return on average common equity	(5)%	15%	18%	5%	18%	22%	5%	21%	23%	20%	17%	18%
Overhead ratio	113	72	68	51	57	60	31	32	34	41	48	52

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.
(b)	TSS is charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS.
(c)	Includes merger costs which are reported in the Corporate/Private Equity segment. Merger costs attributed to the business segments for 2008, 2007 and 2006 were as follows.

Year ended December 31, (in millions)	2008	2007	2006

Investment Bank	$183	$(2)	$2
Retail Financial Services	90	14	24
Card Services	20	(1)	29
Commercial Banking	4	(1)	1
Treasury & Securities Services	—	121	117
Asset Management	3	20	23
Corporate/Private Equity	132	58	109

(d)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual from the FDIC for $1.9 billion. The fair value of the net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with SFAS 141, nonfinancial assets that are not held-for-sale, such as premises and equipment and other intangibles, acquired in the Washington Mutual transaction were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain.
(e)	Included a $1.5 billion charge to conform Washington Mutual’s loan loss reserve to JPMorgan Chase’s allowance methodology.

214	JPMorgan Chase & Co. / 2008 Annual Report

Line of business equity increased during the second quarter of 2008 in IB and AM due to the Bear Stearns merger and, for AM, the purchase of the additional equity interest in Highbridge. At the end of the third quarter of 2008, equity was increased for each line of business with a view toward the future implementation of the new Basel II capital rules. In addition, equity allocated to RFS, CS and CB was increased as a result of the Washington Mutual transaction.

Discontinued operations
As a result of the transaction with The Bank of New York, selected corporate trust businesses have been transferred from TSS to the Corporate/Private Equity segment and reported in discontinued operations for all periods reported.

(table continued from previous page)

Treasury &			Asset							Reconciling
Securities Services			Management			Corporate/Private Equity				items(g)(h)			Total
2008	2007	2006	2008	2007	2006	2008		2007	2006	2008	2007	2006	2008		2007	2006

$5,196	$4,681	$4,039	$6,066	$7,475	$5,816	$(278)		$5,056	$1,058	$2,004	$2,572	$2,833	$28,473		$44,966	$40,757
2,938	2,264	2,070	1,518	1,160	971	347		(637)	(1,044)	(7,524)	(6,012)	(5,947)	38,779		26,406	21,242

8,134	6,945	6,109	7,584	8,635	6,787	69		4,419	14	(5,520)	(3,440)	(3,114)	67,252		71,372	61,999
82	19	(1)	85	(18)	(28)	1,981	(e)(f)	(11)	(1)	(3,612)	(2,380)	(2,210)	20,979		6,864	3,270

(121)	(121)	(121)	—	—	—	—		—	—	—	—	—	—		—	—

5,223	4,580	4,266	5,298	5,515	4,578	(28)		1,757	1,147	—	—	—	43,500		41,703	38,843

2,708	2,225	1,723	2,201	3,138	2,237	(1,884)		2,673	(1,132)	(1,908)	(1,060)	(904)	2,773		22,805	19,886

941	828	633	844	1,172	828	(535)		788	(1,179)	(1,908)	(1,060)	(904)	(926)		7,440	6,237

1,767	1,397	1,090	1,357	1,966	1,409	(1,349)		1,885	47	—	—	—	3,699		15,365	13,649

—	—	—	—	—	—	—		—	795	—	—	—	—		—	795

1,767	1,397	1,090	1,357	1,966	1,409	(1,349)		1,885	842	—	—	—	3,699		15,365	14,444

—	—	—	—	—	—	1,906		—	—	—	—	—	1,906		—	—

$1,767	$1,397	$1,090	$1,357	$1,966	$1,409	$557		$1,885	$842	$—	$—	$—	$5,605		$15,365	$14,444

$3,751	$3,000	$2,285	$5,645	$3,876	$3,500	$53,034		$54,245	$49,728	$—	$—	$—	$129,116		$118,723	$110,697
54,563	53,350	31,760	65,550	51,882	43,635	323,227		231,818	218,623	(76,904)	(66,780)	(65,266)	1,791,617		1,455,044	1,313,794

47%	47%	48%	24%	51%	40%	NM		NM	NM	NM	NM	NM	4	%(i)	13%	13	%(i)
64	66	70	70	64	67	NM		NM	NM	NM	NM	NM	65		58	63

(f)	In November 2008, the Firm transferred $5.8 billion of higher quality credit card loans from the legacy Chase portfolio to a securitization trust previously established by Washington Mutual (“the Trust”). As a result of converting higher credit quality Chase-originated on-book receivables to the Trust’s seller’s interest which has a higher overall loss rate reflective of the total assets within the Trust, approximately $400 million of incremental provision expense was recorded during the fourth quarter. This incremental provision expense was recorded in the Corporate segment as the action related to the acquisition of Washington Mutual’s banking operations. For further discussion of credit card securitizations, see Note 16 on pages 169-170 of this Annual Report.

(g)	Managed results for credit card exclude the impact of CS securitizations on total net revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the credit performance of the entire managed credit card portfolio as operations are funded, and decisions are made about allocating resources such as employees and capital, based upon managed information. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

Year ended December 31, (in millions)	2008	2007	2006

Noninterest revenue	$(3,333)	$(3,255)	$(3,509)
Net interest income	6,945	5,635	5,719
Provision for credit losses	3,612	2,380	2,210
Average assets	76,904	66,780	65,266

(h)	Segment managed results reflect revenue on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense (benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the years ended December 31, 2008, 2007 and 2006 were as follows.

Year ended December 31, (in millions)	2008	2007	2006

Noninterest revenue	$1,329	$683	$676
Net interest income	579	377	228
Income tax expense	1,908	1,060	904

(i)	Ratio is based upon net income.

JPMorgan Chase & Co. / 2008 Annual Report	215

Supplementary information
Selected quarterly financial data (unaudited)

(in millions, except per share, ratio and headcount data)	2008(i)				2007
As of or for the period ended	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Selected income statement data
Noninterest revenue(a)	$3,394	$5,743	$10,105	$9,231	$10,161	$9,199	$12,740	$12,866
Net interest income	13,832	8,994	8,294	7,659	7,223	6,913	6,168	6,102

Total net revenue	17,226	14,737	18,399	16,890	17,384	16,112	18,908	18,968
Provision for credit losses	7,755	3,811	3,455	4,424	2,542	1,785	1,529	1,008
Provision for credit losses – accounting conformity(b)	(442)	1,976	—	—	—	—	—	—
Total noninterest expense	11,255	11,137	12,177	8,931	10,720	9,327	11,028	10,628

Income (loss) before income tax expense (benefit) and extraordinary gain	(1,342)	(2,187)	2,767	3,535	4,122	5,000	6,351	7,332
Income tax expense (benefit)	(719)	(2,133)	764	1,162	1,151	1,627	2,117	2,545

Income (loss) before extraordinary gain	(623)	(54)	2,003	2,373	2,971	3,373	4,234	4,787
Extraordinary gain(c)	1,325	581	—	—	—	—	—	—

Net income	$702	$527	$2,003	$2,373	$2,971	$3,373	$4,234	$4,787

Per common share
Basic earnings
Income (loss) before extraordinary gain	$(0.28)	$(0.06)	$0.56	$0.70	$0.88	$1.00	$1.24	$1.38
Net income	0.07	0.11	0.56	0.70	0.88	1.00	1.24	1.38
Diluted earnings
Income (loss) before extraordinary gain	$(0.28)	$(0.06)	$0.54	$0.68	$0.86	$0.97	$1.20	$1.34
Net income	0.07	0.11	0.54	0.68	0.86	0.97	1.20	1.34
Cash dividends declared per share	0.38	0.38	0.38	0.38	0.38	0.38	0.38	0.34
Book value per share	36.15	36.95	37.02	36.94	36.59	35.72	35.08	34.45
Common shares outstanding
Average: Basic	3,738	3,445	3,426	3,396	3,367	3,376	3,415	3,456
Diluted	3,738 (h)	3,445 (h)	3,531	3,495	3,472	3,478	3,522	3,560
Common shares at period end	3,733	3,727	3,436	3,401	3,367	3,359	3,399	3,416
Share price(d)
High	$50.63	$49.00	$49.95	$49.29	$48.02	$50.48	$53.25	$51.95
Low	19.69	29.24	33.96	36.01	40.15	42.16	47.70	45.91
Close	31.53	46.70	34.31	42.95	43.65	45.82	48.45	48.38
Market capitalization	117,695	174,048	117,881	146,066	146,986	153,901	164,659	165,280
Financial ratios
Return on common equity:
Income (loss) before extraordinary gain	(3)%	(1)%	6%	8%	10%	11%	14%	17%
Net income	1	1	6	8	10	11	14	17
Return on assets:
Income (loss) before extraordinary gain	(0.11)	(0.01)	0.48	0.61	0.77	0.91	1.19	1.41
Net income	0.13	0.12	0.48	0.61	0.77	0.91	1.19	1.41
Tier 1 capital ratio	10.9	8.9	9.2	8.3	8.4	8.4	8.4	8.5
Total capital ratio	14.8	12.6	13.4	12.5	12.6	12.5	12.0	11.8
Tier 1 leverage ratio	6.9	7.2	6.4	5.9	6.0	6.0	6.2	6.2
Overhead ratio	65	76	66	53	62	58	58	56
Selected balance sheet data (period-end)
Trading assets	$509,983	$520,257	$531,997	$485,280	$491,409	$453,711	$450,546	$423,331
Securities	205,943	150,779	119,173	101,647	85,450	97,706	95,984	97,029
Loans	744,898	761,381	538,029	537,056	519,374	486,320	465,037	449,765
Total assets	2,175,052	2,251,469	1,775,670	1,642,862	1,562,147	1,479,575	1,458,042	1,408,918
Deposits	1,009,277	969,783	722,905	761,626	740,728	678,091	651,370	626,428
Long-term debt	252,094	238,034	260,192	189,995	183,862	173,696	159,493	143,274
Common stockholders’ equity	134,945	137,691	127,176	125,627	123,221	119,978	119,211	117,704
Total stockholders’ equity	166,884	145,843	133,176	125,627	123,221	119,978	119,211	117,704
Headcount	224,961	228,452	195,594	182,166	180,667	179,847	179,664	176,314
Credit quality metrics
Allowance for credit losses	$23,823	$19,765	$13,932	$12,601	$10,084	$8,971	$8,399	$7,853
Nonperforming assets(e)(f)	12,714	9,520	6,233	5,143	3,933	3,009	2,423	2,212
Allowance for loan losses to total loans(g)	3.18%	2.56%	2.57%	2.29%	1.88%	1.76%	1.71%	1.74%
Net charge-offs	$3,315	$2,484	$2,130	$1,906	$1,429	$1,221	$985	$903
Net charge-off rate(g)	1.80%	1.91%	1.67%	1.53%	1.19%	1.07%	0.90%	0.85%
Wholesale net charge-off (recovery) rate(g)	0.33	0.10	0.08	0.18	0.05	0.19	(0.07)	(0.02)
Consumer net charge-off rate(g)	2.59	3.13	2.77	2.43	1.93	1.62	1.50	1.37
Managed card net charge-off rate	5.56	5.00	4.98	4.37	3.89	3.64	3.62	3.57

(a)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 4 on pages 129–143 of this Annual Report for additional information.
(b)	For a discussion of accounting conformity, see provision for credit losses on page 35 and consumer credit portfolio discussion on page 91.
(c)	For a discussion of the extraordinary gain, see Note 2 on pages 123–128.
(d)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.
(e)	Excludes purchased wholesale loans held-for-sale.
(f)	During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Amounts for 2007 have been revised to reflect this change.
(g)	End-of-period and average loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratios and net charge-off rates, respectively.
(h)	Common equivalent shares have been excluded from the computation of diluted earnings per share for the third quarter of 2008, as the effect on income (loss) before extraordinary gain would be antidilutive.
(i)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-128 of this Annual Report.

216	JPMorgan Chase & Co. / 2008 Annual Report

Supplementary information
Selected annual financial data (unaudited)

(in millions, except per share, headcount and ratio data)
As of or for the year ended December 31,	2008 (i)	2007	2006	2005	2004 (j)

Selected income statement data
Noninterest revenue(a)	$28,473	$44,966	$40,757	$34,693	$26,209
Net interest income	38,779	26,406	21,242	19,555	16,527

Total net revenue	67,252	71,372	61,999	54,248	42,736
Provision for credit losses	19,445	6,864	3,270	3,483	1,686
Provision for credit losses – accounting conformity(b)	1,534	—	—	—	858
Total noninterest expense	43,500	41,703	38,843	38,926	34,336

Income from continuing operations before income tax expense (benefit)	2,773	22,805	19,886	11,839	5,856
Income tax expense (benefit)	(926)	7,440	6,237	3,585	1,596

Income from continuing operations	3,699	15,365	13,649	8,254	4,260
Income from discontinued operations(c)	—	—	795	229	206

Income before extraordinary gain	3,699	15,365	14,444	8,483	4,466
Extraordinary gain(d)	1,906	—	—	—	—

Net income	$5,605	$15,365	$14,444	$8,483	$4,466

Per common share
Basic earnings per share
Income from continuing operations	$0.86	$4.51	$3.93	$2.36	$1.51
Net income	1.41	4.51	4.16	2.43	1.59
Diluted earnings per share
Income from continuing operations	$0.84	$4.38	$3.82	$2.32	$1.48
Net income	1.37	4.38	4.04	2.38	1.55
Cash dividends declared per share	1.52	1.48	1.36	1.36	1.36
Book value per share	36.15	36.59	33.45	30.71	29.61
Common shares outstanding
Average: Basic	3,501	3,404	3,470	3,492	2,780
Diluted	3,605	3,508	3,574	3,557	2,851
Common shares at period end	3,733	3,367	3,462	3,487	3,556
Share price(e)
High	$50.63	$53.25	$49.00	$40.56	$43.84
Low	19.69	40.15	37.88	32.92	34.62
Close	31.53	43.65	48.30	39.69	39.01
Market capitalization	117,695	146,986	167,199	138,387	138,727
Financial ratios
Return on common equity:
Income from continuing operations	2%	13%	12%	8%	6%
Net income	4	13	13	8	6
Return on assets:
Income from continuing operations	0.21	1.06	1.04	0.70	0.44
Net income	0.31	1.06	1.10	0.72	0.46
Tier 1 capital ratio	10.9	8.4	8.7	8.5	8.7
Total capital ratio	14.8	12.6	12.3	12.0	12.2
Tier 1 leverage ratio	6.9	6.0	6.2	6.3	6.2
Overhead ratio	65	58	63	72	80
Selected balance sheet data (period-end)
Trading assets	$509,983	$491,409	$365,738	$298,377	$288,814
Securities	205,943	85,450	91,975	47,600	94,512
Loans	744,898	519,374	483,127	419,148	402,114
Total assets	2,175,052	1,562,147	1,351,520	1,198,942	1,157,248
Deposits	1,009,277	740,728	638,788	554,991	521,456
Long-term debt	252,094	183,862	133,421	108,357	95,422
Common stockholders’ equity	134,945	123,221	115,790	107,072	105,314
Total stockholders’ equity	166,884	123,221	115,790	107,211	105,653
Headcount	224,961	180,667	174,360	168,847	160,968
Credit quality metrics
Allowance for credit losses	$23,823	$10,084	$7,803	$7,490	$7,812
Nonperforming assets(f)(g)	12,714	3,933	2,341	2,590	3,231
Allowance for loan losses to total loans(h)	3.18%	1.88%	1.70%	1.84%	1.94%
Net charge-offs	$9,835	$4,538	$3,042	$3,819	$3,099
Net charge-off rate(h)	1.73%	1.00%	0.73%	1.00%	1.08%
Wholesale net charge-off (recovery) rate(h)	0.18	0.04	(0.01)	(0.06)	0.18
Consumer net charge-off rate(h)	2.71	1.61	1.17	1.56	1.56
Managed card net charge-off rate	5.01	3.68	3.33	5.21	5.27

(a)	The Firm adopted SFAS 157 in the first quarter of 2007. See Note 4 on pages 129–143 of this Annual Report for additional information.
(b)	For a discussion of accounting conformity, see provision for credit losses on page 35 and consumer credit portfolio discussion on page 91.
(c)	On October 1, 2006, JPMorgan Chase & Co. completed the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York Company Inc. The results of operations of these corporate trust businesses are reported as discontinued operations for each period prior to 2007.
(d)	For a discussion of the extraordinary gain, see Note 2 on pages 123–128.
(e)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from The New York Stock Exchange Composite Transaction Tape.
(f)	Excludes purchased wholesale loans held-for-sale.
(g)	During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Amounts for 2007 have been revised to reflect this change. Periods prior to 2007 have not been revised as the impact was not material.
(h)	End-of-period and average loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratios and net charge-off rates, respectively.
(i)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-128 of this Annual Report.
(j)	On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase. Accordingly, 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

JPMorgan Chase & Co. / 2008 Annual Report	217

Glossary of terms

ACH: Automated Clearing House.
Advised lines of credit: An authorization which specifies the maximum amount of a credit facility the Firm has made available to an obligor on a revolving but non-binding basis. The borrower receives written or oral advice of this facility. The Firm may cancel this facility at any time.
AICPA: American Institute of Certified Public Accountants.
AICPA Statement of Position (“SOP”) 03-3: “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”
AICPA SOP 07-1: “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”
AICPA SOP 98-1: “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”
Alternative assets: The following types of assets constitute alternative investments – hedge funds, currency, real estate and private equity.
APB 18: Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
APB 25: Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”
Assets under management: Represent assets actively managed by Asset Management on behalf of Institutional, Retail, Private Banking, Private Wealth Management and Bear Stearns Brokerage clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 43% ownership interest as of December 31, 2008.
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
Credit card securitizations: Card Services’ managed results excludes the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Through securitization, the Firm transforms a portion of its credit card receivables into securities, which are sold to investors. The credit card receivables are removed from the Consolidated Balance Sheets through the transfer of the receivables to a trust, and through the sale of undivided interests to investors that entitle the investors to specific cash flows generated from the credit card receivables. The Firm retains the remaining undivided interests as seller’s interests, which are recorded in loans on the Consolidated Balance Sheets. A gain or loss on the sale of credit card receivables to investors is recorded in other income. Securitization also affects the Firm’s Consolidated Statements of Income, as the aggregate amount of interest income, certain fee revenue and recoveries that is in excess of the aggregate amount of interest paid to investors, gross credit losses and other trust expense related to the securitized receivables are reclassified into credit card income in the Consolidated Statements of Income.
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
Deposit margin: Represents net interest income on deposits expressed as a percentage of average deposits.
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

218	JPMorgan Chase & Co. / 2008 Annual Report

Glossary of terms

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
FSP FAS 132(R)-1: “Employers’ Disclosures about Postretirement Benefit Plan Assets.”
FSP FAS 133-1 and FIN 45-4: “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”
FSP FAS 140-4 and FIN 46(R)-8: “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”
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
Managed basis: A non-GAAP presentation of financial results that includes reclassifications related to credit card securitizations and to present revenue on a fully taxable-equivalent basis. Management uses this non-GAAP financial measure at the segment level, because it believes this provides information to enable investors to understand the underlying operational performance and trends of the particular business segment and facilitates a comparison of the business segment with the performance of competitors.
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
Option ARMs
The option ARM home loan product is an adjustable-rate mortgage loan that provides the borrower with the option each month to make

JPMorgan Chase & Co. / 2008 Annual Report	219

Glossary of terms

a fully amortizing, interest-only, or minimum payment. The minimum payment on an option ARM loan is based upon the interest rate charged during the introductory period. This introductory rate has usually been significantly below the fully indexed rate. The fully indexed rate is calculated using an index rate plus a margin. Once the introductory period ends, the contractual interest rate charged on the loan increases to the fully indexed rate and adjusts monthly to reflect movements in the index. The minimum payment is typically insufficient to cover interest accrued in the prior month, and any unpaid interest is deferred and added to the principal balance of the loan.
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
Material legal proceedings: Refers to certain specific litigation originally discussed in the section “Legal Proceedings” in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2002. Of such legal proceedings, some lawsuits related to Enron and the IPO allocation allegations remain outstanding as of the date of this Annual Report, as discussed in Part I, Item 3, legal proceedings in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2008, to which reference is hereby made; other such legal proceedings have been resolved.
NA: Data is not applicable or available for the period presented.
Net yield on interest-earning assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.
NM: Not meaningful.
Nonconforming mortgage loans: Mortgage loans that do not meet the requirements for sale to U.S. government agencies and U.S. government sponsored enterprises. These requirements include limits on loan-to-value ratios, loan terms, loan amounts, down payments, borrower creditworthiness and other requirements.
OPEB: Other postretirement employee benefits.
Overhead ratio: Noninterest expense as a percentage of total net revenue.
Personal bankers: Retail branch office personnel who acquire, retain and expand new and existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.
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
Purchased credit-impaired loans: Acquired loans deemed to be credit-impaired under SOP 03-3. SOP 03-3 allows purchasers to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics (e.g., FICO score, geographic location). A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Wholesale loans were determined to be credit-impaired if they met the definition of an impaired loan under SFAS 114 at the acquisition date. Consumer loans are determined to be purchased credit-impaired based upon specific risk characteristics of the loan, including product type, loan-to-value ratios, FICO scores, and past due status.
Receivables from customers: Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets for the wholesale lines of business.
REMIC: Investment vehicles that hold commercial and residential mortgages in trust and issues securities representing an undivided interest in these mortgages. A REMIC, which can be a corporation, trust, association, or partnership, assembles mortgages into pools and issues pass-through certificates, multiclass bonds similar to a collateralized mortgage obligation (“CMO”) or other securities to investors in the secondary mortgage market.
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
Risk layered loans: Loans with multiple high risk elements.

220	JPMorgan Chase & Co. / 2008 Annual Report

SAB: Staff Accounting Bulletin.
SAB 105: “Application of Accounting Principles to Loan Commitments.”
SAB 109: “Written Loan Commitments Recorded at Fair Value Through Earnings.”
Sales specialists: Retail branch office personnel who specialize in the marketing of a single product, including mortgages, investments, and business banking, by partnering with the personal bankers.
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
Value-at-risk (“VaR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

JPMorgan Chase & Co. / 2008 Annual Report	221

Distribution of assets, liabilities and stockholders’ equity;
interest rates and interest differentials

Consolidated average balance sheet, interest and rates
Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2006 through 2008. Income computed on a taxable-equivalent basis is the income reported in the
Consolidated Statements of Income, adjusted to make income and earnings yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was

(Table continued on next page)

	2008(d)
Year ended December 31,	Average				Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance		Interest		rate

Assets
Deposits with banks	$54,666		$1,916		3.51%
Federal funds sold and securities purchased under resale agreements	170,006		5,983		3.52
Securities borrowed	110,598		2,297		2.08
Trading assets – debt instruments	298,266		17,556		5.89
Securities	123,551		6,447		5.22 (g)
Interests in purchased receivables	—		—		—
Loans	588,801		38,503	(f)	6.54
Other assets(a)	27,404		895		3.27

Total interest-earning assets	1,373,292		73,597		5.36

Allowance for loan losses	(13,477)
Cash and due from banks	30,323
Trading assets – equity instruments	85,836
Trading assets – derivative receivables	121,417
Goodwill	46,068
Other intangible assets
Mortgage servicing rights	11,229
Purchased credit card relationships	1,976
All other intangibles	3,803
All other assets	131,150
Assets of discontinued operations held-for-sale(b)	—

Total assets	$1,791,617

Liabilities
Interest-bearing deposits	$645,058		$14,546		2.26%
Federal funds purchased and securities loaned or sold under repurchase agreements	196,739		4,668		2.37
Commercial paper	45,734		1,023		2.24
Other borrowings and liabilities(c)	161,555		5,242		3.24
Beneficial interests issued by consolidated VIEs	13,220		405		3.06
Long-term debt	234,909		8,355		3.56

Total interest-bearing liabilities	1,297,215		34,239		2.64

Noninterest-bearing deposits	140,749
Trading liabilities – derivative payables	93,200
All other liabilities, including the allowance for lending-related commitments	122,199
Liabilities of discontinued operations held-for-sale(b)	—

Total liabilities	1,653,363

Stockholders’ equity
Preferred stock	9,138
Common stockholders’ equity	129,116

Total stockholders’ equity	138,254	(e)

Total liabilities, preferred stock of subsidiary and stockholders’ equity	$1,791,617

Interest rate spread					2.72%
Net interest income and net yield on interest-earning assets			$39,358		2.87

(a)	Includes margin loans and the Firm’s investment in asset-backed commercial paper under the Federal Reserve Bank of Boston’s AML facility.
(b)	For purposes of the consolidated average balance sheet for assets and liabilities transferred to discontinued operations, JPMorgan Chase used federal funds sold interest income as a reasonable estimate of the earnings on corporate trust deposits; therefore, JPMorgan Chase transferred to assets of discontinued operations held-for-sale average federal funds sold, along with the related interest income earned, and transferred to liabilities of discontinued operations held-for-sale average corporate trust deposits.
(c)	Includes securities sold but not yet purchased, brokerage customer payables and advances from federal home loan banks.
(d)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-128.
(e)	The ratio of average stockholders’ equity to average assets was 7.7% for 2008, 8.2% for 2007 and 8.4% for 2006. The return on average stockholders’ equity was 4.1% for 2008, 12.9% for 2007 and 13.0% for 2006.
(f)	Fees and commissions on loans included in loan interest amounted to $2.0 billion in 2008, $1.7 billion in 2007 and $1.2 billion in 2006.
(g)	The annualized rate for available-for-sale securities based on amortized cost was 5.17% in 2008, 5.64% in 2007, and 5.49% in 2006, and does not give effect to changes in fair value that are reflected in accumulated other comprehensive income (loss).

222	JPMorgan Chase & Co. / 2008 Annual Report

approximately 40% in 2008, 2007 and 2006. A substantial portion of JPMorgan Chase’s securities are taxable.
Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 14 on pages 163–166.

(Continuation of table)

2007					2006
Average				Average	Average				Average
balance		Interest		rate	balance		Interest		rate

$29,010		$1,418		4.89%	$27,730		$1,265		4.56%
135,677		6,497		4.79	132,118		5,578		4.22
86,072		4,539		5.27	83,831		3,402		4.06
292,846		17,241		5.89	205,506		11,120		5.41
95,290		5,387		5.65 (g)	77,845		4,304		5.53 (g)
—		—		—	13,941		652		4.68
479,679		36,682	(f)	7.65	454,535		33,014	(f)	7.26
—		—		—	—		—		—

1,118,574		71,764		6.42	995,506		59,335		5.96

(7,620)					(7,165)
32,781					31,171
88,569					74,573
65,439					57,368
45,226					43,872

8,565					7,484
2,590					3,113
4,094					4,307
96,826					87,068
—					16,497

$1,455,044					$1,313,794

$535,359		$21,653		4.04%	$452,323		$17,042		3.77%
196,500		9,785		4.98	183,783		8,187		4.45
30,799		1,434		4.65	17,710		794		4.49
100,181		4,923		4.91	102,147		5,105		5.00
14,563		580		3.98	28,652		1,234		4.31
170,206		6,606		3.88	129,667		5,503		4.24

1,047,608		44,981		4.29	914,282		37,865		4.14

121,861					124,550
65,198					57,938
101,654					90,506
—					15,787

1,336,321					1,203,063

—					34
118,723					110,697

118,723	(e)				110,731	(e)

$1,455,044					$1,313,794

				2.13%					1.82%
		$26,783		2.39			$21,470		2.16

JPMorgan Chase & Co. / 2008 Annual Report	223

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2006 through 2008. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction. Intracompany funding generally comprises dollar-denominated deposits originated in various locations that are centrally managed

(Table continued on next page)

	2008(b)
Year ended December 31,	Average		Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance	Interest	rate

Interest-earning assets:
Deposits with banks, primarily non-U.S.	$54,666	$1,916	3.51%
Federal funds sold and securities purchased under resale agreements:
U.S.	95,301	3,084	3.24
Non-U.S.	74,705	2,899	3.88
Securities borrowed:
U.S.	60,592	985	1.63
Non-U.S.	50,006	1,312	2.62
Trading assets – debt instruments:
U.S.	169,447	9,614	5.67
Non-U.S.	128,819	7,942	6.17
Securities:
U.S.	108,663	5,859	5.39
Non-U.S.	14,888	588	3.95
Interests in purchased receivables, primarily U.S.	—	—	—
Loans:
U.S.	506,513	33,570	6.63
Non-U.S.	82,288	4,933	5.99
Other assets, primarily U.S.	27,404	895	3.27

Total interest-earning assets	$1,373,292	$73,597	5.36%

Interest-bearing liabilities:
Interest-bearing deposits:
U.S.	$407,699	$8,420	2.07%
Non-U.S.	237,359	6,126	2.58
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	158,054	3,326	2.10
Non-U.S.	38,685	1,342	3.47
Other borrowings and liabilities:
U.S.	161,509	3,390	2.10
Non-U.S.	45,780	2,875	6.28
Beneficial interests issued by consolidated VIEs, primarily U.S.	13,220	405	3.06
Long-term debt, primarily U.S.	234,909	8,355	3.56
Intracompany funding:
U.S.	(17,637)	(927)	—
Non-U.S.	17,637	927	—

Total interest-bearing liabilities	1,297,215	34,239	2.64

Noninterest-bearing liabilities(a)	76,077

Total investable funds	$1,373,292	$34,239	2.49%

Net interest income and net yield:		$39,358	2.87%
U.S.		31,651	3.24
Non-U.S.		7,707	1.95
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			30.4
Liabilities			28.0

(a)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.
(b)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123–128.

224	JPMorgan Chase & Co. / 2008 Annual Report

by JPMorgan Chase’s Treasury unit. U.S. net interest income was $31.7 billion in 2008, an increase of $10.6 billion from the prior year. Net interest income from non-U.S. operations was $7.7 billion for 2008, an increase of $1.9 billion from $5.8 billion in 2007.
(Continuation of table)

For further information, see the “Net interest income” discussion in Consolidated Results of Operations on page 34.

	2007			2006
Average		Average	Average		Average
balance	Interest	rate	balance	Interest	rate

$29,010	$1,418	4.89%	$27,730	$1,265	4.56%

71,467	3,672	5.14	66,627	3,647	5.47
64,210	2,825	4.40	65,491	1,931	2.95

39,855	2,472	6.20	36,016	1,848	5.13
46,217	2,067	4.47	47,815	1,554	3.25

148,071	9,235	6.24	88,492	5,471	6.18
144,775	8,006	5.53	117,014	5,649	4.83

82,405	4,855	5.89	68,477	3,951	5.77
12,885	532	4.13	9,368	353	3.77
—	—	—	13,941	652	4.68

413,507	32,483	7.86	402,295	29,475	7.33
66,172	4,199	6.35	52,240	3,539	6.77
—	—	—	—	—	—

$1,118,574	$71,764	6.42%	$995,506	$59,335	5.96%

$353,133	$13,641	3.86%	$313,835	$11,551	3.68%
182,226	8,012	4.40	138,488	5,491	3.96

148,918	7,826	5.26	137,439	6,729	4.90
47,582	1,959	4.12	46,344	1,458	3.15

76,585	3,897	5.09	55,300	3,368	6.09
54,395	2,460	4.52	64,557	2,531	3.92
14,563	580	3.98	28,652	1,234	4.31
170,206	6,606	3.88	129,667	5,503	4.24

(17,054)	(555)	—	(49,972)	(2,088)	—
17,054	555	—	49,972	2,088	—

1,047,608	44,981	4.29	914,282	37,865	4.14

70,966			81,224

$1,118,574	$44,981	4.02%	$995,506	$37,865	3.80%

	$26,783	2.39%		$21,470	2.16%
	21,007	2.78		19,430	2.87
	5,776	1.59		2,040	0.64

		36.5			35.3
		34.1			31.8

JPMorgan Chase & Co. / 2008 Annual Report	225

Changes in net interest income, volume and rate analysis
The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 2008 versus 2007 and 2007 versus 2006. In this analysis, the change due to the volume/rate variance has been allocated to volume.

	2008 versus 2007			2007 versus 2006
	Increase (decrease) due to change in:		Net	Increase (decrease) due to change in:		Net
(On a taxable equivalent basis; in millions)	Volume	Rate	change	Volume	Rate	change

Interest-earning assets
Deposits with banks, primarily non-U.S.	$898	$(400)	$498	$61	$92	$153
Federal funds sold and securities purchased under resale agreements:
U.S.	770	(1,358)	(588)	245	(220)	25
Non-U.S.	408	(334)	74	(56)	950	894
Securities borrowed:
U.S.	334	(1,821)	(1,487)	239	385	624
Non-U.S.	100	(855)	(755)	(70)	583	513
Trading assets – debt instruments:
U.S.	1,223	(844)	379	3,711	53	3,764
Non-U.S.	(991)	927	(64)	1,538	819	2,357
Securities:
U.S.	1,416	(412)	1,004	822	82	904
Non-U.S.	79	(23)	56	145	34	179
Interests in purchased receivables, primarily U.S.	—	—	—	(652)	—	(652)
Loans:
U.S.	6,173	(5,086)	1,087	876	2,132	3,008
Non-U.S.	972	(238)	734	879	(219)	660
Other assets, primarily U.S.	895	—	895	—	—	—

Change in interest income	12,277	(10,444)	1,833	7,738	4,691	12,429

Interest-bearing liabilities
Interest-bearing deposits:
U.S.	1,100	(6,321)	(5,221)	1,525	565	2,090
Non-U.S.	1,431	(3,317)	(1,886)	1,912	609	2,521
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	206	(4,706)	(4,500)	602	495	1,097
Non-U.S.	(308)	(309)	(617)	51	450	501
Other borrowings and liabilities:
U.S.	1,783	(2,290)	(507)	1,082	(553)	529
Non-U.S.	(542)	957	415	(458)	387	(71)
Beneficial interests issued by consolidated VIEs, primarily U.S.	(41)	(134)	(175)	(559)	(95)	(654)
Long-term debt, primarily U.S.	2,294	(545)	1,749	1,570	(467)	1,103
Intracompany funding:
U.S.	(31)	(341)	(372)	1,073	460	1,533
Non-U.S.	31	341	372	(1,073)	(460)	(1,533)

Change in interest expense	5,923	(16,665)	(10,742)	5,725	1,391	7,116

Change in net interest income	$6,354	$6,221	$12,575	$2,013	$3,300	$5,313

226	JPMorgan Chase & Co. / 2008 Annual Report

Securities portfolio
The table below presents the amortized cost, estimated fair value and average yield (including the impact of related derivatives) of JPMorgan Chase’s securities by range of contractual maturity and type of security.
Maturity schedule of available-for-sale and held-to-maturity securities

December 31, 2008	Due in 1	Due after 1	Due after 5	Due after
(in millions, rates on a taxable-equivalent basis)	year or less	through 5 years	through 10 years	10 years(d)	Total

U.S. government and federal agency obligations:
Amortized cost	$229	$112	$188	$6,994	$7,523
Fair value	229	111	186	7,149	7,675
Average yield(a)	0.20%	1.56%	2.19%	5.24%	4.95%

U.S. government-sponsored enterprise obligations:
Amortized cost	$5	$5,046	$5,261	$107,765	$118,077
Fair value	5	5,018	5,231	109,813	120,067
Average yield(a)	4.48%	2.87%	3.82%	5.26%	5.09%

Other:(b)
Amortized cost	$23,929	$20,957	$7,656	$31,186	$83,728
Fair value	23,822	19,946	7,019	27,380	78,167
Average yield(a)	2.83%	2.37%	3.80%	4.95%	3.61%

Total available-for-sale securities:(c)
Amortized cost	$24,163	$26,115	$13,105	$145,945	$209,328
Fair value	24,056	25,075	12,436	144,342	205,909
Average yield(a)	2.80%	2.46%	3.78%	5.19%	4.49%

Total held-to-maturity securities:(c)
Amortized cost	$—	$—	$31	$3	$34
Fair value	—	—	32	3	35
Average yield(a)	—%	—%	6.89%	5.69%	6.78%

(a)	The average yield was based on amortized cost balances at the end of the year and does not give effect to changes in fair value that are reflected in accumulated other comprehensive income (loss). Yields are derived by dividing interest income (including the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.
(b)	Includes certificates of deposit, debt securities issued by non-U.S. governments, corporate debt securities, mortgage-backed securities, asset-backed securities and other debt and equity securities.
(c)	For the amortized cost of the above categories of securities at December 31, 2007, see Note 12 on page 159. At December 31, 2006, the amortized cost of U.S. government and federal agency obligations was $2.5 billion, U.S. government-sponsored enterprise obligations was $75.4 billion and other available-for-sale securities was $14.0 billion. At December 31, 2006, the amortized cost of U.S. government and federal agency obligations and U.S. government-sponsored enterprise obligations held-to-maturity securities was $58 million. There were no other held-to-maturity securities at December 31, 2006.
(d)	Securities with no stated maturity are included with securities with a contractual maturity of ten years or more. Substantially all of JPMorgan Chase’s mortgaged-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) are due in ten years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately four years for MBSs and CMOs.

U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2008.
For a further discussion of JPMorgan Chase’s securities portfolios, see Note 12 on pages 158–162.

JPMorgan Chase & Co. / 2008 Annual Report	227

Loan portfolio
The table below presents loans with the line of business basis that is presented in Credit Risk Management on pages 82, 83 and 92, and in Note 14 on page 164, at the periods indicated. Prior periods have been changed to reflect this presentation.

December 31, (in millions)	2008	2007(c)	2006(c)	2005(c)	2004(c)

U.S. wholesale loans:
Commercial and industrial	$72,422	$69,038	$47,101	$43,140	$46,960
Real estate	64,450	17,190	18,787	17,170	15,670
Financial institutions	20,953	15,113	15,632	13,681	14,080
Government agencies	5,919	5,770	4,964	3,709	1,529
Other	23,032	26,142	32,202	34,365	21,629

Total U.S. wholesale loans	186,776	133,253	118,686	112,065	99,868

Non-U.S. wholesale loans:
Commercial and industrial	35,251	33,829	22,332	18,545	13,341
Real estate	2,859	3,632	2,371	1,393	2,063
Financial institutions	17,552	17,245	19,174	8,093	6,959
Government agencies	602	720	2,543	1,296	2,611
Other	19,004	24,397	18,636	8,719	10,225

Total non-U.S. wholesale loans	75,268	79,823	65,056	38,046	35,199

Total wholesale loans:
Commercial and industrial	107,673	102,867	69,433	61,685	60,301
Real estate	67,309	20,822	21,158	18,563	17,733
Financial institutions	38,505	32,358	34,806	21,774	21,039
Government agencies	6,521	6,490	7,507	5,005	4,140
Other	42,036	50,539	50,838	43,084	31,854

Total wholesale loans	262,044	213,076	183,742	150,111	135,067

Total consumer loans:
Home equity	142,890	94,832	85,730	73,866	67,612
Mortgage	157,078	56,031	59,668	58,959	56,116
Auto loans	42,603	42,350	41,009	46,081	58,906
Credit card receivables	104,746	84,352	85,881	71,738	64,575
Other	35,537	28,733	27,097	18,393	19,838

Total consumer loans	482,854	306,298	299,385	269,037	267,047

Total loans(a)(b)	$744,898	$519,374	$483,127	$419,148	$402,114

Memo:
Loans held-for-sale	$8,287	$18,899	$55,251	$34,150	$24,462
Loans at fair value	7,696	8,739	—	—	—

Total loans held-for-sale and loans at fair value	$15,983	$27,638	$55,251	$34,150	$24,462

(a)	Loans are presented net of unearned income and net deferred loan fees of $694 million, $1.0 billion, $1.3 billion, $3.0 billion and $4.1 billion at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.
(b)	As a result of the adoption of SFAS 159, at January 1, 2007, certain loans are accounted for at fair value and reported in trading assets and therefore, such loans are no longer included in loans at December 31, 2007.
(c)	The reporting categories have been modified to reflect the industry categories and client domicile consistent with the reporting provided in the credit risk management section on pages 80-99. Prior periods have been revised to reflect the current presentation.

228	JPMorgan Chase & Co. / 2008 Annual Report

Maturities and sensitivity to changes in interest rates
The table below shows, at December 31, 2008, the maturity of the wholesale loan portfolio, and the distribution between fixed and floating interest rates based upon the stated terms of the wholesale loan agreements. The current view has been modified to show the portfolio on the same basis that is presented in Credit Risk Management on pages 82, 83, and 92, and in Note 14 on page 164. The table does not include the impact of derivative instruments.

	Within	1-5	After 5
December 31, 2008 (in millions)	1 year(a)	years	years	Total

U.S.:
Commercial and industrial	$15,079	$47,459	$9,884	$72,422
Real estate	8,609	13,574	42,267	64,450
Financial institutions	11,239	8,579	1,135	20,953
Government agencies	2,675	1,641	1,603	5,919
Other	10,423	8,922	3,687	23,032

Total U.S.	48,025	80,175	58,576	186,776

Non-U.S.:
Commercial and industrial	10,507	19,392	5,352	35,251
Real estate	1,010	1,671	178	2,859
Financial institutions	12,489	3,910	1,153	17,552
Government agencies	434	60	108	602
Other	11,210	5,092	2,702	19,004

Total non-U.S.	35,650	30,125	9,493	75,268

Total wholesale loans	$83,675	$110,300	$68,069	$262,044

Loans at fixed interest rates		$31,033	$15,078
Loans at variable interest rates		79,267	52,991

Total commercial loans		$110,300	$68,069

(a)	Includes demand loans and overdrafts.

JPMorgan Chase & Co. / 2008 Annual Report	229

Risk elements

The following table sets forth nonperforming assets and contractually past-due assets, with the presentation in Credit Risk Management on pages 82, 83 and 92. Periods prior to 2007 have been changed to reflect this presentation.

December 31, (in millions)	2008	2007(d)		2006(d)	2005(d)	2004(d)

Nonperforming assets
U.S. nonaccrual loans:(a)
Wholesale
Commercial and industrial	$1,052	$63		$238	$555	$908
Real estate	806	216		18	44	26
Financial institutions	60	10		5	87	17
Government agencies	—	1		—	3	1
Other	205	200		49	130	276
Consumer	6,571	2,768	(e)	1,686	1,351	1,169

Total U.S. nonaccrual loans	8,694	3,258		1,996	2,170	2,397

Non-U.S. nonaccrual loans:(a)
Wholesale
Commercial and industrial	45	14		41	105	269
Real estate	—	—		—	—	2
Financial institutions	115	8		24	51	43
Government agencies	—	—		—	3	—
Other	99	2		16	14	32
Consumer	—	—		—	—	—

Total U.S. nonaccrual loans	259	24		81	173	346

Total nonaccrual loans	8,953	3,282		2,077	2,343	2,743

Derivative receivables	1,079	29		36	50	241
Assets acquired in loan satisfactions	2,682	622		228	197	247

Nonperforming assets	$12,714	$3,933		$2,341	$2,590	$3,231

Memo:
Loans held-for-sale	$12	$45		$120	$136	$15
Loans at fair value	20	5		—	—	—

Total loans held-for-sale and loans at fair value	$32	$50		$120	$136	$15

Contractually past-due assets:(b)
U.S. loans
Commercial and industrial	$30	$7		$5	$6	$—
Real estate	76	34		1	1	—
Financial institutions	—	—		—	—	—
Government agencies	—	—		—	6	—
Other	54	28		23	37	6
Consumer	3,084	1,945		1,708	1,068	998

Total U.S. loans	3,244	2,014		1,737	1,118	1,004

Total U.S. loans:
Non-U.S. loans
Commercial and industrial	—	—		—	—	—
Real estate	—	—		—	—	—
Financial institutions	—	—		—	—	—
Government agencies	—	—		—	—	—
Other	3	6		—	—	2
Consumer	28	23		16	10	—

Total non-U.S. loans	31	29		16	10	2

Total	$3,275	$2,043		$1,753	$1,128	$1,006

Restructured loans(c)
U.S.
Commercial and industrial	$—	$8		$—	$—	$—
Consumer	1,834	—		—	—	—

Total U.S.	1,834	8		—	—	—

Non-U.S.
Commercial and industrial	5	—		—	—	—
Consumer	—	—		—	—	—

Total Non-U.S.	5	—		—	—	—

Total	$1,839	$8		$—	$—	$—

(a)	Excludes wholesale loans held-for-sale purchased as part of the Investment Bank’s proprietary activities.
(b)	Represents accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.
(c)	Represents troubled debt restructured loans for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of a deterioration in the borrowers’ financial condition as defined in SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.
(d)	The reporting categories have been modified to reflect the industry categories consistent with the reporting provided in the credit risk management section on pages 80-99. Prior periods have been revised to reflect the current presentation.
(e)	During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Amounts for 2007 have been revised to reflect this change. Periods prior to 2007 have not been revised as the impact was not material.
For a discussion of nonperforming loans and past-due loan accounting policies, see Credit Risk Management on pages 80–99, and Note 14 on pages 163–166.

230	JPMorgan Chase & Co. / 2008 Annual Report

Impact of nonperforming loans on interest income
The negative impact on interest income from nonperforming loans represents the difference between the amount of interest income that would have been recorded on such nonperforming loans according to their contractual terms had they been performing and the amount of interest that actually was recognized on a cash basis. The following table sets forth this data for the years specified. The increases in both 2008 and 2007 from the respective prior years in total negative impact on interest income was primarily driven by the increases in nonperforming loans.

Year ended December 31, (in millions)	2008	2007(a)	2006(a)

U.S.:
Wholesale
Gross amount of interest that would have been recorded at the original rate	$87	$71	$27
Interest that was recognized in income	(7)	(5)	(6)

Total U.S. wholesale	80	66	21

Consumer
Gross amount of interest that would have been recorded at the original rate	584	230 (b)	129
Interest that was recognized in income	(193)	(8)	(20)

Total U.S. consumer	391	222	109

Negative impact – U.S.	471	288	130

Non-U.S.:
Wholesale
Gross amount of interest that would have been recorded at the original rate	11	2	5
Interest that was recognized in income	(2)	(1)	—

Total non-U.S. wholesale	9	1	5

Consumer
Gross amount of interest that would have been recorded at the original rate	—	—	—
Interest that was recognized in income	—	—	—

Total non-U.S. consumer	—	—	—

Negative impact – non-U.S.	9	1	5

Total negative impact on interest income	$480	$289	$135

(a)	The reporting categories have been modified to reflect the industry categories consistent with the reporting provided in the credit risk management section on pages 80-99. Prior periods have been revised to reflect the current presentation.
(b)	During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Amounts for 2007 have been revised to reflect this change. Amounts for 2006 have not been revised as the impact was not material.

JPMorgan Chase & Co. / 2008 Annual Report	231

Cross-border outstandings
Cross-border disclosure is based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) guidelines governing the determination of cross-border risk. Based on FFIEC guidelines, beginning in 2006 securities purchased under resale agreements are allocated to a country based upon the domicile of the counterparty. Additionally, local foreign office commitments are included in commitments; previously they were excluded from commitments.
The following table lists all countries in which JPMorgan Chase’s cross-border outstandings exceed 0.75% of consolidated assets as of the dates specified. The disclosure includes certain exposures that are not required under the disclosure requirements of the SEC. The most significant differences between the FFIEC and SEC methodologies are: the FFIEC methodology includes mark-to-market exposures of foreign exchange and derivatives; net local country assets are reduced by local country liabilities (regardless of currency denomination); and securities purchased under resale agreements are reported based on the counterparty, without regard to the underlying security collateral.
JPMorgan Chase’s total cross-border exposure tends to fluctuate greatly, and the amount of exposure at year-end tends to be a function of timing rather than representing a consistent trend. For a further discussion of JPMorgan Chase’s emerging markets cross-border exposure, see Emerging markets country exposure on pages 90–91.

Cross-border outstandings exceeding 0.75% of total assets

					Net local	Total
					country	cross-border		Total
(in millions)	December 31,	Governments	Banks	Other(a)	assets	outstandings(b)	Commitments(c)	exposure

United Kingdom	2008	$1,173	$23,490	$19,624	$—	$44,287	$562,980	$607,267
	2007	324	8,245	14,450	—	23,019	475,046	498,065
	2006	507	13,116	11,594	—	25,217	306,565	331,782

France	2008	$6,666	$25,479	$24,665	$28	$56,838	$353,074	$409,912
	2007	8,351	9,278	20,303	75	38,007	288,044	326,051
	2006	5,218	7,760	12,747	575	26,300	171,407	197,707

Germany	2008	$8,437	$24,312	$10,297	$3,660	$46,706	$348,635	$395,341
	2007	10,095	11,468	18,656	—	40,219	284,879	325,098
	2006	9,361	16,384	16,091	—	41,836	186,875	228,711

Netherlands	2008	$1,360	$8,645	$19,356	$—	$29,361	$132,574	$161,935
	2007	895	3,945	15,180	—	20,020	138,136	158,156
	2006	1,776	9,699	17,878	—	29,353	80,337	109,690

Italy	2008	$7,680	$6,804	$3,742	$448	$18,674	$134,851	$153,525
	2007	5,301	5,285	5,593	1,401	17,580	120,179	137,759
	2006	6,395	3,004	6,328	364	16,091	84,054	100,145

Spain	2008	$906	$11,867	$4,466	$1,161	$18,400	$104,956	$123,356
	2007	1,995	3,484	5,728	1,337	12,544	90,135	102,679
	2006	722	3,715	5,766	1,136	11,339	55,517	66,856

Japan	2008	$687	$17,401	$18,568	$2,174	$38,830	$64,583	$103,413
	2007	12,895	9,687	9,138	—	31,720	49,407	81,127
	2006	6,758	8,158	8,588	—	23,504	32,781	56,285

Cayman Islands	2008	$87	$115	$30,869	$—	$31,071	$6,843	$37,914
	2007	6	41	36,310	—	36,357	14,054	50,411
	2006	20	125	21,492	—	21,637	10,626	32,263

Luxembourg	2008	$—	$514	$7,863	$—	$8,377	$28,611	$36,988
	2007	1,718	739	8,832	—	11,289	24,952	36,241
	2006	1,396	1,860	8,592	—	11,848	15,667	27,515

Norway	2008	$15,944	$616	$718	$—	$17,278	$11,393	$28,671
	2007	9,727	650	690	—	11,067	8,929	19,996
	2006	3,273	87	368	—	3,728	4,216	7,944

(a)	Consists primarily of commercial and industrial.
(b)	Outstandings includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, mark-to-market exposure of foreign exchange and derivative contracts and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(c)	Commitments include outstanding letters of credit, undrawn commitments to extend credit and the notional value of credit derivatives where JPMorgan Chase is a protection seller.

232	JPMorgan Chase & Co. / 2008 Annual Report

Summary of loan and lending-related commitments loss experience
The tables below summarize the changes in the allowance for loan losses and the allowance for lending-related commitments, during the periods indicated. For a further discussion, see Allowance for credit losses on pages 96–99, and Note 15 on pages 166–168.
Allowance for loan losses

Year ended December 31, (in millions)	2008	2007(e)	2006(e)	2005(e)	2004(d)(e)

Balance at beginning of year	$9,234	$7,279	$7,090	$7,320	$4,523
Addition resulting from mergers and acquisitions(a)	2,535	—	—	—	3,123
Provision for loan losses(b)	21,237	6,538	3,153	3,575	2,883
U.S. charge-offs
Commercial and industrial	183	34	80	154	238
Real estate	217	46	10	2	1
Financial institutions	17	9	1	2	2
Government agencies	—	10	2	—	—
Other	35	81	36	64	84
Consumer	10,140	5,181	3,635	4,604	3,262

Total U.S. charge-offs	10,592	5,361	3,764	4,826	3,587

Non-U.S. charge-offs
Commercial and industrial	40	2	43	32	84
Real estate	—	—	—	—	—
Financial institutions	29	—	—	—	6
Government agencies	—	—	—	—	—
Other	—	3	14	1	128
Consumer	103	1	63	10	—

Total non-U.S. charge-offs	172	6	120	43	218

Total charge-offs	10,764	5,367	3,884	4,869	3,805

U.S. recoveries
Commercial and industrial	(60)	(48)	(89)	(110)	(87)
Real estate	(5)	(1)	(4)	(4)	(12)
Financial institutions	(2)	(3)	(4)	(6)	(8)
Government agencies	—	—	—	—	—
Other	(29)	(40)	(48)	(46)	(93)
Consumer	(793)	(716)	(622)	(717)	(349)

Total U.S. recoveries	(889)	(808)	(767)	(883)	(549)

Non-U.S. recoveries
Commercial and industrial	(16)	(8)	(26)	(122)	(55)
Real estate	—	—	—	—	—
Financial institutions	—	(1)	(11)	(7)	(19)
Government agencies	—	—	—	(15)	(27)
Other	(7)	(12)	(26)	(22)	(56)
Consumer	(17)	—	(12)	(1)	—

Total non-U.S. recoveries	(40)	(21)	(75)	(167)	(157)

Total recoveries	(929)	(829)	(842)	(1,050)	(706)

Net charge-offs	9,835	4,538	3,042	3,819	3,099
Allowance related to purchased portfolios	6	—	75	17	—
Change in accounting principles	—	(56)	—	—	—
Other	(13)	11	3	(3)	(110	)(c)

Balance at year-end	$23,164	$9,234	$7,279	$7,090	$7,320

(a)	The 2008 amount relates to the Washington Mutual transaction and 2004 amount relates to the merger with Bank One.
(b)	While the provision for loan losses increased during 2004 and 2005 due to the July 2004 Bank One merger, the allowance for loan losses as a percentage of total loans declined from 2004 through 2006 as a result of a relatively benign credit environment. Deteriorating credit conditions in 2007 and 2008, primarily within consumer lending, resulted in increasing losses and correspondingly higher loan loss provisions for those periods. For a more detailed discussion of the 2006 through 2008 provision for credit losses, see Provision for Credit Losses on page 99.
(c)	Primarily relates to the transfer of the allowance for accrued interest and fees on reported and securitized credit card loans in 2004.
(d)	On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase. Accordingly, 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
(e)	The reporting categories have been modified to reflect the industry categories consistent with the reporting provided in the credit risk management section on pages 80-99. Prior periods have been revised to reflect the current presentation.
Allowance for lending-related commitments

Year ended December 31, (in millions)	2008	2007	2006	2005	2004(b)

Balance at beginning of year	$850	$524	$400	$492	$324
Addition resulting from mergers and acquisitions(a)	66	—	—	—	508
Provision for lending-related commitments	(258)	326	117	(92)	(339)
Net charge-offs	—	—	—	—	—
Other	1	—	7	—	(1)

Balance at year-end	$659	$850	$524	$400	$492

(a)	The 2008 amount relates to the Washington Mutual transaction and 2004 amount relates to the merger with Bank One.
(b)	On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase. Accordingly, 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.

JPMorgan Chase & Co. / 2008 Annual Report	233

Loan loss analysis

Year ended December 31, (in millions, except ratios)	2008(c)	2007		2006	2005	2004(e)

Balances
Loans – average	$588,801	$479,679		$454,535	$409,988	$308,249
Loans – year-end	744,898	519,374		483,127	419,148	402,114
Net charge-offs(a)	9,835	4,538		3,042	3,819	3,099
Allowance for loan losses:
U.S.	21,830	8,454		6,654	6,642	6,617
Non-U.S.	1,334	780		625	448	703

Total allowance for loan losses	23,164	9,234		7,279	7,090	7,320

Nonperforming loans	8,953	3,282	(d)	2,077	2,343	2,743

Ratios
Net charge-offs to:

Loans – average(b)	1.73%	1.00%		0.73%	1.00%	1.08%
Allowance for loan losses	42.46	49.14		41.79	53.86	42.34
Allowance for loan losses to:
Loans – year-end(b)	3.18	1.88		1.70	1.84	1.94
Nonperforming loans(b)	260	286	(d)	372	321	268

(a)	There were no net charge-offs (recoveries) on lending-related commitments in 2008, 2007, 2006, 2005 or 2004.
(b)	Excludes loans held-for-sale and loans at fair value.
(c)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-128.
(d)	During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Amounts for 2007 have been revised to reflect this change. Periods prior to 2007 have not been revised as the impact was not material.
(e)	On July 1, 2004, Bank One Corporation merged with and into JPMorgan Chase. Accordingly, 2004 results include six months of the combined Firm’s results and six months of heritage JPMorgan Chase results.
Deposits
The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated:

	Average balances			Average interest rates
(in millions, except interest rates)	2008(a)	2007	2006	2008(a)	2007	2006

U.S.:
Noninterest-bearing demand	$39,476	$40,359	$36,099	—%	—%	—%
Interest-bearing demand	13,165	10,737	8,036	0.59	1.31	2.73
Savings	313,939	270,149	260,645	1.13	2.62	2.52
Time	175,117	147,503	126,927	2.74	4.35	3.75

Total U.S. deposits	541,697	468,748	431,707	1.55	2.91	2.68

Non-U.S.:
Noninterest-bearing demand	6,751	6,246	6,645	—	—	—
Interest-bearing demand	155,015	102,959	77,624	2.37	4.71	4.35
Savings	480	624	513	0.58	0.59	0.53
Time	81,864	78,643	60,384	3.00	4.01	3.50

Total non-U.S. deposits	244,110	188,472	145,166	2.51	4.25	3.78

Total deposits	$785,807	$657,220	$576,873	1.85%	3.29%	2.95%

(a)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-128.
At December 31, 2008, other U.S. time deposits in denominations of $100,000 or more totaled $93.9 billion, substantially all of which mature in three months or less. In addition, the table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more:

By remaining maturity at	3 months	Over 3 months	Over 6 months	Over
December 31, 2008 (in millions)	or less	but within 6 months	but within 12 months	12 months	Total

U.S. time certificates of deposit ($100,000 or more)	$23,559	$9,471	$15,545	$5,050	$53,625

234	JPMorgan Chase & Co. / 2008 Annual Report

Short-term and other borrowed funds
The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated.

(in millions, except rates)	2008	2007	2006

Federal funds purchased and securities loaned or sold under repurchase agreements:
Balance at year-end	$192,546	$154,398	$162,173
Average daily balance during the year	196,739	196,500	183,783
Maximum month-end balance	224,075	222,119	204,879
Weighted-average rate at December 31	0.97%	4.41%	5.05%
Weighted-average rate during the year	2.37	4.98	4.45

Commercial paper:
Balance at year-end	$37,845	$49,596	$18,849
Average daily balance during the year	45,734	30,799	17,710
Maximum month-end balance	54,480	51,791	20,980
Weighted-average rate at December 31	0.82%	4.27%	4.80%
Weighted-average rate during the year	2.24	4.65	4.49

Other borrowed funds:(a)
Balance at year-end	$177,674	$117,997	$108,541
Average daily balance during the year	118,714	100,181	102,147
Maximum month-end balance	244,040	133,871	132,367
Weighted-average rate at December 31	3.65%	4.93%	5.56%
Weighted-average rate during the year	4.29	4.91	5.00

FIN 46 short-term beneficial interests: (b)

Commercial paper:
Balance at year-end	$—	$55	$3,351
Average daily balance during the year	3	919	17,851
Maximum month-end balance	—	3,866	35,757
Weighted-average rate at December 31	NA %	4.38%	4.67%
Weighted-average rate during the year	3.23	4.82	4.53

Other borrowed funds:
Balance at year-end	$5,556	$6,752	$4,497
Average daily balance during the year	5,703	5,361	5,267
Maximum month-end balance	7,325	6,752	9,078
Weighted-average rate at December 31	1.13%	3.04%	1.99%
Weighted-average rate during the year	2.69	3.02	1.61

(a)	Includes securities sold but not yet purchased.
(b)	Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated variable interest entities.

Federal funds purchased represent overnight funds. Securities loaned or sold under repurchase agreements generally mature between one day and three months. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowed funds consist of demand notes, term federal funds purchased and various other borrowings that generally have maturities of one year or less. At December 31, 2008 and 2007, JPMorgan Chase had no lines of credit for general corporate purposes.

JPMorgan Chase & Co. / 2008 Annual Report	235

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co. (Registrant)
By: /s/ JAMES DIMON
(James Dimon
Chairman and Chief Executive Officer) Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date

/s/ JAMES DIMON	Director, Chairman and Chief Executive Officer
(James Dimon)	(Principal Executive Officer)

/s/ CRANDALL C. BOWLES (Crandall C. Bowles)	Director	March 2, 2009

/s/ STEPHEN B. BURKE (Stephen B. Burke)	Director

/s/ DAVID M. COTE (David M. Cote)	Director

/s/ JAMES S. CROWN (James S. Crown)	Director

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director

	Capacity	Date

/s/ WILLIAM H. GRAY, III (William H. Gray, III)	Director

/s/ LABAN P. JACKSON, JR. (Laban P. Jackson, Jr.)	Director

/s/ DAVID C. NOVAK (David C. Novak)	Director	March 2, 2009

/s/ LEE R. RAYMOND (Lee R. Raymond)	Director

/s/ WILLIAM C. WELDON (William C. Weldon)	Director

/s/ MICHAEL J. CAVANAGH (Michael J. Cavanagh)	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ LOUIS RAUCHENBERGER (Louis Rauchenberger)	Managing Director and Controller (Principal Accounting Officer)