Form 10-Q
period 2009-03-31
J P MORGAN CHASE & CO
filed 2009-05-07
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009	Commission file number 1-5805
JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017

(Address of principal executive offices)	(Zip Code)
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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Number of shares of common stock outstanding as of April 30, 2009: 3,759,160,375

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratios)
As of or for the period ended,	1Q09	4Q08	3Q08	2Q08	1Q08

Selected income statement data
Noninterest revenue	$11,658	$3,394	$5,743	$10,105	$9,231
Net interest income	13,367	13,832	8,994	8,294	7,659

Total net revenue	25,025	17,226	14,737	18,399	16,890
Provision for credit losses	8,596	7,755	3,811	3,455	4,424
Provision for credit losses — accounting conformity(a)	—	(442)	1,976	—	—
Noninterest expense	13,373	11,255	11,137	12,177	8,931

Income (loss) before income tax expense and extraordinary gain	3,056	(1,342)	(2,187)	2,767	3,535
Income tax expense (benefit)(b)	915	(719)	(2,133)	764	1,162

Income (loss) before extraordinary gain	2,141	(623)	(54)	2,003	2,373
Extraordinary gain(c)	—	1,325	581	—	—

Net income	$2,141	$702	$527	$2,003	$2,373

Per common share
Basic earnings(d)
Income (loss) before extraordinary gain	$0.40	$(0.29)	$(0.08)	$0.54	$0.67
Net income	0.40	0.06	0.09	0.54	0.67
Diluted earnings(d)
Income (loss) before extraordinary gain	$0.40	$(0.29)	$(0.08)	$0.53	$0.67
Net income	0.40	0.06	0.09	0.53	0.67
Cash dividends declared per share	0.05	0.38	0.38	0.38	0.38
Book value per share	36.78	36.15	36.95	37.02	36.94
Common shares outstanding
Weighted-average: Basic	3,755.7	3,737.5	3,444.6	3,426.2	3,396.0
Diluted(d)	3,758.7	3,737.5 (f)	3,444.6 (f)	3,453.1	3,423.3
Common shares at period end	3,757.7	3,732.8	3,726.9	3,435.7	3,400.8
Share price(e)
High	$31.64	$50.63	$49.00	$49.95	$49.29
Low	14.96	19.69	29.24	33.96	36.01
Close	26.58	31.53	46.70	34.31	42.95
Market capitalization	99,881	117,695	174,048	117,881	146,066

Financial ratios
Return on common equity (“ROE”)
Income (loss) before extraordinary gain	5%	(3)%	(1)%	6%	8%
Net income	5	1	1	6	8
Return on assets (“ROA”)
Income (loss) before extraordinary gain	0.42	(0.11)	(0.01)	0.48	0.61
Net income	0.42	0.13	0.12	0.48	0.61
Overhead ratio	53	65	76	66	53
Tier 1 capital ratio	11.4	10.9	8.9	9.2	8.3
Total capital ratio	15.2	14.8	12.6	13.4	12.5
Tier 1 leverage ratio	7.1	6.9	7.2	6.4	5.9

Selected balance sheet data (period-end)
Trading assets	$429,700	$509,983	$520,257	$531,997	$485,280
Securities	333,861	205,943	150,779	119,173	101,647
Loans	708,243	744,898	761,381	538,029	537,056
Total assets	2,079,188	2,175,052	2,251,469	1,775,670	1,642,862
Deposits	906,969	1,009,277	969,783	722,905	761,626
Long-term debt	243,569	252,094	238,034	260,192	189,995
Common stockholders’ equity	138,201	134,945	137,691	127,176	125,627
Total stockholders’ equity	170,194	166,884	145,843	133,176	125,627

Headcount	219,569	224,961	228,452	195,594	182,166

(unaudited)
(in millions, except ratios)
As of or for the period ended,	1Q09	4Q08	3Q08	2Q08	1Q08
Credit quality metrics
Allowance for credit losses	$28,019	$23,823	$19,765	$13,932	$12,601
Nonperforming assets	14,654	12,714	9,520	6,233	5,143
Net charge-offs	4,396	3,315	2,484	2,130	1,906
Net charge-off rate	2.51%	1.80%	1.91%	1.67%	1.53%
Wholesale net charge-off rate	0.32	0.33	0.10	0.08	0.18
Consumer net charge-off rate	3.61	2.59	3.13	2.77	2.43
Managed Card net charge-off rate	7.72	5.56	5.00	4.98	4.37

(a)	The third and fourth quarters of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual Bank’s banking operations.

(b)	The income tax benefit in the third quarter of 2008 includes the realization of a benefit from the release of deferred tax liabilities associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely.

(c)	JPMorgan Chase acquired the banking operations of Washington Mutual Bank for $1.9 billion. The fair value of the net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with SFAS 141, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain.

(d)	Effective January 1, 2009, the Firm implemented FSP EITF 03-6-1. Accordingly, prior-period amounts have been revised as required. For further discussion of FSP EITF 03-6-1, see Note 20 on page 140 of this Form 10-Q.

(e)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from the New York Stock Exchange Composite Transaction Tape.

(f)	Common equivalent shares have been excluded from the computation of diluted earnings per share for the third and fourth quarters of 2008, as the effect on income (loss) before extraordinary gain would be antidilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of Terms on pages 149-153 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s actual results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking Statements on pages 156-157 and Item 1A: Risk Factors on page 159 of this Form 10-Q), as well as in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission (“2008 Annual Report” or “2008 Form 10-K”), including Part I, Item 1A: Risk factors, to which reference is hereby made.
INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.1 trillion in assets, $170.2 billion in stockholders’ equity and operations in more than 60 countries as of March 31, 2009. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
Investment Bank
J.P. Morgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The Investment Bank’s clients are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, prime brokerage and research. The Investment Bank (“IB”) also selectively commits the Firm’s own capital to principal investing and trading activities.
Retail Financial Services
Retail Financial Services (“RFS”), which includes the Retail Banking and Consumer Lending reporting segments, serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking as well as through auto dealerships and school financial aid offices. Customers can use more than 5,100 bank branches (third-largest nationally) and 14,100 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 20,900 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 15,700 auto dealerships and 4,800 schools and universities nationwide.
Card Services
Chase Card Services (“CS”) is one of the nation’s largest credit card issuers, with 159 million cards in circulation and more than $176 billion in managed loans. Customers used Chase cards to meet $76 billion worth of their spending needs in the three months ended March 31, 2009. Chase has a market leadership position in building loyalty and rewards programs with many of the world’s most respected brands and through its proprietary products, which include the Chase Freedom program.
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
Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in transaction, investment and information services. TSS is one of the world’s largest cash management providers and a leading global custodian. Treasury Services (“TS”) provides cash management, trade, wholesale card and liquidity products and services to small and mid-sized companies, multinational corporations, financial institutions and government entities. TS partners with the Commercial Banking, Retail Financial Services and Asset Management businesses to serve clients firmwide. As a result, certain TS revenue is included in other segments’ results. Worldwide Securities Services holds, values, clears and services securities, cash and alternative investments for investors and broker-dealers, and it manages depositary receipt programs globally.
Asset Management
Asset Management (“AM”), with assets under supervision of $1.5 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including money-market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.

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
Financial performance of JPMorgan Chase

	Three months ended March 31,
(in millions, except per share data and ratios)	2009	2008	Change

Selected income statement data
Total net revenue	$25,025	$16,890	48%
Total noninterest expense	13,373	8,931	50
Provision for credit losses	8,596	4,424	94
Net income	2,141	2,373	(10)

Diluted earnings per share(a)	$0.40	$0.67	(40)
Return on common equity	5%	8%

(a)	Effective January 1, 2009, the Firm implemented FSP EITF 03-6-1. Accordingly, prior period amounts have been revised. For further discussion of FSP EITF 03-6-1, see Note 20 on page 140 of this Form 10-Q.
Business overview
JPMorgan Chase reported first-quarter 2009 net income of $2.1 billion, or $0.40 per share, compared with net income of $2.4 billion, or $0.67 per share, in the first quarter of 2008. Return on common equity for the quarter was 5%, compared with 8% in the prior year. The decline in earnings was driven by a higher provision for credit losses and increased noninterest expense, predominantly offset by record net revenue. Both revenue and expense were higher due to the impact of the acquisition of the banking operations of Washington Mutual Bank (“Washington Mutual”) on September 25, 2008. In addition, record revenue in the Investment Bank and positive mortgage servicing rights (“MSR”) risk management results in Retail Financial Services contributed to revenue growth, while higher performance-based compensation expense in the Investment Bank and higher FDIC insurance premiums contributed to expense growth. Continued deterioration in the credit environment resulted in a higher provision for credit losses compared with the prior year, with the largest increases in Card Services and Retail Financial Services.
The global economy continued to contract in the first quarter of 2009 at about the same rate as in the fourth quarter of 2008. Labor markets deteriorated rapidly as U.S. firms reduced the number of jobs by another two million in the first quarter alone, driving the U.S. unemployment rate to 8.5% in March. The S&P 500 index was down 40% and 11% from the first and fourth quarters of last year, respectively; bankruptcies increased 30% from March of last year; auto companies reported weak results; and volatile currency swings in the current quarter ended with the U.S. dollar continuing to weaken against the Japanese yen but appreciate against the Euro. The U.S. federal government (“U.S. government”) and regulators continued their efforts to stabilize the U.S. economy during the quarter, putting in place a financial rescue plan that supplements the interest rate and other actions taken by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the U.S. Department of the Treasury (the “U.S. Treasury”) last fall and winter. The rescue plan includes, among other actions, the U.S. Treasury Capital Assistance Program and the Supervisory Capital Assessment Program intended to reinforce confidence in the capitalization of the U.S. banking system; the Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) program, which is intended to promote the flow of credit to consumers and mortgage markets; the U.S. Treasury’s Public-Private Investment Program, which is intended to repair balance sheets and ensure that credit is available to households and businesses; and the Federal Reserve’s intent to purchase and hold on its own books additional U.S. Treasury and agency debt and mortgage-backed securities. Recent positive trends, such as the narrowing of certain credit spreads and the stabilization of consumer spending, indicate that all these efforts may be starting to take effect.
In the midst of this challenging environment, in the first quarter of 2009, JPMorgan Chase generated record firmwide revenue; generated record revenue and net income in the Investment Bank; and benefited from underlying growth in Retail Financial Services, including increased deposits and checking accounts, higher mortgage refinancing volumes and excellent progress on the Washington Mutual integration. Specifically, the Firm rebranded 708 Washington Mutual branches and 1,900 ATMs, and opened nine regional homeownership centers in California. Nationally, Retail Financial Services consolidated nearly 300 Washington Mutual branches, and Card Services successfully completed the conversion of the Washington Mutual portfolio to the Chase TSYS processing system. In addition, Commercial Banking, Treasury & Securities Services and Asset Management continued to report solid volumes and earnings.

The Firm continued to focus on its capital and balance sheet strength in the first quarter of 2009, ending the quarter with a Tier 1 capital ratio of 11.4%, or 9.3% excluding the capital received under the Capital Purchase Program component of the U.S. government’s Troubled Asset Relief Program (“TARP”). The Firm added $4.2 billion to the allowance for credit losses, which reached $28.0 billion, resulting in a firmwide loan loss coverage ratio of 4.53%. In addition, the Firm lowered its quarterly dividend to $0.05 per common share, which will enable the Firm to retain approximately $5.0 billion in common equity per year. Management believes these levels of capital and reserves, combined with significant earnings power, will enable JPMorgan Chase to withstand an even worse economic scenario than it faces today.
During the quarter, JPMorgan Chase extended more than $150.0 billion in new credit to consumer and corporate customers, purchased nearly $34.0 billion of mortgage-backed and asset-backed securities, and made progress on its goal of preventing 650,000 foreclosures by the end of next year to help keep people in their homes. JPMorgan Chase remains committed to helping bring stability to the communities in which it operates and to the financial system overall.
The discussion that follows highlights the current-quarter performance of each business segment, compared with the prior-year quarter, and discusses results on a managed basis unless otherwise noted. For more information about managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q .
Investment Bank net income reached a record level, reflecting record revenue, partially offset by higher noninterest expense and a higher provision for credit losses. Both Fixed Income Markets and Equity Markets reported record revenue driven by strong trading results and client revenue, including the prime services business acquired in the Bear Stearns merger, and higher debt underwriting fees drove an increase in investment banking fees. The provision for credit losses increased due to a higher allowance reflecting a weakening credit environment. The increase in noninterest expense primarily reflected higher performance-based compensation expense and the impact of the Bear Stearns merger.
Retail Financial Services reported net income for the quarter compared with a net loss reported in the prior year, as higher revenue was offset partially by a higher provision for credit losses and noninterest expense. Revenue growth was driven by the impact of the Washington Mutual transaction, positive MSR risk management results, wider deposit and loan spreads, higher mortgage production revenue and higher deposit-related fees. The provision for credit losses included a significant increase in the allowance for loan losses, primarily for the home lending portfolio. The increase in noninterest expense reflected the impact of the Washington Mutual transaction, higher servicing expense, higher mortgage reinsurance losses and higher FDIC insurance premiums.
Card Services reported a net loss for the quarter, compared with net income in the prior year. The decrease was driven by a higher provision for credit losses, partially offset by higher net revenue. The increase in managed net revenue was driven by the impact of the Washington Mutual transaction, wider loan spreads and higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture. These benefits were offset partially by lower securitization income, the effect of higher revenue reversals associated with higher charge-offs, and a decreased level of fees. The provision for credit losses reflected a higher level of charge-offs, and an increase in the allowance for loan losses, reflecting a weakening credit environment. Noninterest expense increased due to the impact of the Washington Mutual transaction and the dissolution of the Chase Paymentech Solutions joint venture, predominantly offset by lower marketing expense.
Commercial Banking net income increased from the prior year, driven by higher net revenue reflecting the impact of the Washington Mutual transaction, offset largely by a higher provision for credit losses. Revenue growth resulted from double-digit growth in liability balances and higher deposit- and lending-related fees offset partially by spread compression on liability products. The increase in the provision for credit losses reflected a weakening credit environment. Noninterest expense rose due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums.
Treasury & Securities Services net income decreased from the prior year, driven by lower net revenue and higher noninterest expense. The decrease in net revenue was driven by lower revenue in Worldwide Securities Services, reflecting a decline in securities lending balances, primarily as a result of declines in asset valuations and demand, and the effects of market depreciation on assets under custody, which were partially offset by higher net interest income. Revenue in Treasury Services increased, reflecting higher liability balances, higher trade revenue and growth across cash management products offset largely by spread compression on liability products. The increase in noninterest expense reflected higher FDIC insurance premiums and higher expense related to investment in new product platforms.

Asset Management net income declined from the prior year, due to lower net revenue offset partially by lower noninterest expense. The decline in net revenue was due to the effect of lower markets and lower performance fees; these effects were offset partially by the benefit of the Bear Stearns merger, higher deposit balances and wider deposit spreads. Noninterest expense decreased due to lower performance-based compensation and lower headcount-related expense, offset by the impact of the Bear Stearns merger and higher FDIC insurance premiums.
Corporate/Private Equity reported a net loss for the quarter, compared with net income in the prior year (which included a benefit from the proceeds of the sale of Visa shares in its initial public offering). Net revenue declined, reflecting Private Equity losses compared with gains in the prior year.
Firmwide, the managed provision for credit losses was $10.1 billion, up $5.0 billion, or 97%, from the prior year. The total consumer-managed provision for credit losses was $8.5 billion, compared with $4.4 billion in the prior year, reflecting higher net charge-offs, as well as increases in the allowance for credit losses primarily related to credit card loans and home lending. Consumer-managed net charge-offs were $5.7 billion, compared with $2.5 billion in the prior year, resulting in managed net charge-off rates of 4.12% and 2.68%, respectively. The wholesale provision for credit losses was $1.5 billion, compared with $747 million in the prior year, and resulted from an increase in the allowance for credit losses reflecting a weakening credit environment. Wholesale net charge-offs were $191 million, compared with prior-year net charge-offs of $92 million, resulting in net charge-off rates of 0.32% and 0.18%, respectively. The Firm had total nonperforming assets of $14.7 billion at March 31, 2009, up from the prior-year level of $5.1 billion. The allowance for credit losses increased $4.2 billion from December 31, 2008, to $28.0 billion at March 31, 2009, and the loan loss coverage ratio increased to 4.53% of loans at March 31, 2009, compared with 3.62% at December 31, 2008, reflecting the continuing weakening credit environment.
Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s actual results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for the second quarter of 2009 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm and its lines of business. In addition, as a result of recent market conditions and events, Congress and regulators have increased their focus on the regulation of financial institutions. The Firm’s current expectations are for the global and U.S. economic environments to weaken further and potentially faster, capital markets to remain under stress, for there to be a continued decline in U.S. housing prices, and for the unemployment rate to continue to rise into 2010, likely reaching the 9-10% level before the U.S. economy recovers and strengthens enough to increase labor demand. In addition, the Firm currently expects Congress and regulators to continue to adopt legislation and regulations that could limit or restrict the Firm’s operations, or impose additional costs upon the Firm in order to comply with such new laws or rules. Any of these factors could adversely impact the Firm’s revenue, credit costs, overall business volumes or earnings. For example, it is likely the Firm will be subject to a one-time special assessment by the FDIC, subject to terms being finalized between the FDIC and the banking industry. The total assessment, based on the size of the Firm’s deposit base, could reach between $750 million and $1.5 billion, which would be recorded as an expense in the quarter the terms become final.
Given the potential stress on the consumer from rising unemployment, the continued downward pressure on housing prices and the elevated national inventory of unsold homes, management remains extremely cautious with respect to the credit outlook for the consumer loan portfolios. Management expects possible continued deterioration in credit trends, which could require additions to the consumer loan loss allowance. Based on management’s current economic outlook, quarterly net charge-offs could, over the next several quarters, reach $1.4 billion for the home equity portfolio, $500 million for the prime mortgage portfolio, and $375 million to $475 million for the subprime mortgage portfolio. Management expects the managed net charge-off rate for Card Services (excluding the Washington Mutual credit card portfolio) to approach 9% in the second quarter of 2009 and possibly trend higher in the second half of the year, depending on unemployment levels. The managed net charge-off rate for the Washington Mutual credit card portfolio is expected to approach 18%-24% by the end of 2009; these charge-off rates could increase even further if the economic environment continues to deteriorate further than management’s current expectations. Similarly, the wholesale provision for credit losses and nonperforming assets as well as charge-offs are likely to increase over time as a result of the deterioration in underlying credit conditions.

The Investment Bank is operating in an uncertain environment. Trading revenue is volatile and could be affected by further disruption in the credit and mortgage markets, as well as lower levels of liquidity. In addition, if the Firm’s own credit spreads tighten the change in the fair value of certain trading liabilities would also negatively affect trading results. The Firm held $11.5 billion (gross notional) of legacy leveraged loans and unfunded commitments as held-for-sale as of March 31, 2009. Markdowns averaging 52% of the gross notional value have been taken on these legacy positions as of March 31, 2009, resulting in a net carrying value of $5.5 billion. Leveraged loans and unfunded commitments are difficult to hedge effectively, and if market conditions further deteriorate, additional markdowns may be necessary on this asset class. The Investment Bank also held, at March 31, 2009, an aggregate $5.5 billion of prime and Alt-A mortgage exposure, which is also difficult to hedge effectively, and $678 million of subprime mortgage exposure. In addition, the Investment Bank had $6.5 billion of commercial mortgage exposure. In spite of active hedging, mortgage exposures could be adversely affected by worsening market conditions and further deterioration in the housing market.
Earnings in Commercial Banking and Treasury & Securities Services could decline due to the impact of tighter spreads in the current low interest rate environment or due to a decline in the level of liability balances. Earnings in Treasury & Securities Services and Asset Management will likely deteriorate if market levels continue to decline, due to reduced levels of assets under management, supervision and custody. Management believes that, at current market valuation and activity levels, it is reasonable to expect quarterly net revenue over the near-term of approximately $1.4 billion in Commercial Banking, $2.0 billion in Treasury & Securities Services and $1.8 billion in Asset Management. Earnings in the Corporate/Private Equity segment could be more volatile this year due to increases in the size of the Firm’s investment portfolio, which is comprised largely of investment-grade securities. Private Equity results are dependent upon the capital markets, the performance of the broader economy and investment-specific issues.
Assuming economic conditions do not worsen beyond management’s current expectations, management continues to believe that the net income impact of Washington Mutual’s banking operations could be approximately $0.50 per share in 2009; the Bear Stearns businesses could contribute $1 billion (after-tax) annualized after 2009; and merger-related items, which include both the Washington Mutual transaction and the Bear Stearns merger, could be approximately $600 million (after-tax) in 2009.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis. Factors that related primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 77-79 of this Form 10-Q and pages 107-111 of JPMorgan Chase’s 2008 Annual Report.
Total net revenue
The following table presents the components of total net revenue.

	Three months ended March 31,
(in millions)	2009	2008	Change

Investment banking fees	$1,386	$1,216	14%
Principal transactions	2,001	(803)	NM
Lending & deposit-related fees	1,688	1,039	62
Asset management, administration and commissions	2,897	3,596	(19)
Securities gains	198	33	500
Mortgage fees and related income	1,601	525	205
Credit card income	1,837	1,796	2
Other income	50	1,829	(97)

Noninterest revenue	11,658	9,231	26
Net interest income	13,367	7,659	75

Total net revenue	$25,025	$16,890	48

Total net revenue for the first quarter of 2009 was $25.0 billion, up by $8.1 billion, or 48%, from the first quarter of 2008 and reflected the impact of the Washington Mutual transaction. Revenue growth was also driven by higher net interest income, significantly higher trading results and positive MSR risk management results. These benefits were offset partially by the absence of proceeds from the sale of Visa shares in its initial public offering in the first quarter of 2008, and lower asset management, administration and commissions.
Investment banking fees increased from the first quarter of 2008 due to higher debt underwriting fees, driven by improved bond market conditions, as well as higher loan syndication fees. Predominantly offsetting the increase was a decrease in equity underwriting fees due to continued challenging market conditions. For a further discussion of investment banking fees, which are primarily recorded in IB, see IB segment results on pages 17-20 of this Form 10-Q.
Principal transactions revenue, which consists of revenue from the Firm’s trading and private equity investing activities, rose from the first quarter of 2008. Trading revenue increased to $2.5 billion from negative $1.0 billion in the first quarter of 2008. The increase was driven by record results in credit trading, emerging markets and rates, combined with strong results in currencies. In addition, equity trading results and client revenue were strong, particularly in prime services. Also contributing to the increase in trading revenue were gains of $1.1 billion from a widening of the Firm’s credit spread on certain structured liabilities and derivatives. These results were partially offset by $711 million of net markdowns on leveraged lending funded and unfunded commitments, as well as $214 million of net markdowns on mortgage-related exposures. Private equity revenue declined to a loss of $488 million, from gains of $200 million in the first quarter of 2008. For a further discussion of principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 17-20 and 39-40, respectively, and Note 5 on pages 102-103 of this Form 10-Q.
Lending & deposit-related fees rose from the first quarter of 2008, predominantly resulting from the impact of the Washington Mutual transaction and higher deposit-related fees. For a further discussion of lending & deposit-related fees, which are mostly recorded in RFS, CB and TSS, see the RFS segment results on pages 21-27, the CB segment results on pages 32-33, and the TSS segment results on pages 34-36 of this Form 10-Q.
The decline in asset management, administration and commissions revenue compared with the first quarter of 2008 reflected lower asset management fees in AM due to the effect of lower markets and lower performance fees; lower administration fees in TSS driven by lower securities lending balances and the effects of market depreciation on assets under custody; and lower commissions revenue in IB predominantly related to lower brokerage transaction volume. For additional information on these fees and commissions, see the segment discussions for IB on pages 17-20, RFS on pages 21-27, TSS on pages 34-36, and AM on pages 36-38 of this Form 10-Q.
The increase in securities gains compared with the first quarter of 2008 was due to the repositioning of the Corporate investment securities portfolio as a result of lower interest rates in connection with managing the structural interest rate risk of the Firm. For a further discussion of securities gains, which are mostly recorded in the Firm’s Corporate business, see the Corporate/Private Equity segment discussion on pages 39-40 of this Form 10-Q.
Mortgage fees and related income increased from the first quarter of 2008, driven by the Washington Mutual transaction, higher net mortgage servicing revenue and higher production revenue. Net mortgage servicing revenue benefited from an improvement in MSR risk management results. Higher mortgage production revenue reflected wider margins on new originations offset partially by an increase in reserves for the repurchase of previously-sold loans and lower mortgage origination volumes. For a discussion of mortgage fees and related income, which is recorded primarily in RFS’ Consumer Lending business, see the Consumer Lending discussion on pages 24-27 of this Form 10-Q.
Credit card income increased slightly compared with the first quarter of 2008, driven by higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture. These increases were offset by lower servicing fees earned in connection with CS securitization activities, which were negatively affected by higher credit losses on securitized credit card loans. For a further discussion of credit card income, see CS’ segment results on pages 28-31 of this Form 10-Q.
Other income decreased compared with the first quarter of 2008, due predominantly to the absence of proceeds of $1.5 billion from the sale of Visa shares in its initial public offering in the first quarter of 2008, lower securitization results at CS, and the dissolution of the Chase Paymentech Solutions joint venture, offset partially by lower markdowns on certain investments.
Net interest income rose from the first quarter of 2008, due predominantly to the following: impact of the Washington Mutual transaction, higher investment-related net interest income in Corporate, higher trading-related net interest income in IB, wider spreads on consumer loans and deposits in RFS, higher consumer loan balances and growth in liability and deposit balances in the wholesale businesses. The Firm’s total average interest-earning assets for the first quarter of 2009 were $1.7 trillion, up 37% from the first quarter of 2008, driven by higher loans, available-for-sale (“AFS”) securities, deposits with banks and securities borrowed partly offset by lower trading assets — debt instruments. The Firm’s total average interest-bearing liabilities for the first quarter of 2009 were $1.5 trillion, up 31% from the first quarter of 2008, driven by higher deposits, higher brokerage payables and other borrowings from the impact of the Bear Stearns merger and Washington Mutual transaction, respectively, higher long-term debt and federal funds purchased and securities loaned or sold under repurchase agreements. The net interest yield on the Firm’s interest-earning assets, on a fully taxable equivalent basis, was 3.29%, an increase of 70 basis points from the first quarter of 2008, driven predominantly by an increase in higher yielding assets associated with the Washington Mutual transaction and trading-related net interest income in IB.

Provision for credit losses	Three months ended March 31,
(in millions)	2009	2008	Change

Wholesale	$1,530	$747	105%
Consumer	7,066	3,677	92

Total provision for credit losses	$8,596	$4,424	94

Provision for credit losses
The provision for credit losses in the first quarter of 2009 rose by $4.2 billion compared with the first quarter of 2008 due to increases in both the consumer and wholesale provisions. The consumer provision reflected additions to the allowance for loan losses for the home equity, mortgage and credit card portfolios, as rising unemployment, housing price declines and weak overall economic conditions have contributed to a higher level of charge-offs for these portfolios. The increase in the wholesale provision was driven by a higher allowance for loan losses, reflecting the effect of the weakening credit environment. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 21-27, CS on pages 28-31, IB on pages 17-20 and CB on pages 32-33, and the Credit Risk Management section on pages 53-70 of this Form 10-Q.
Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended March 31,
(in millions)	2009	2008	Change

Compensation expense	$7,588	$4,951	53%
Noncompensation expense:
Occupancy expense	885	648	37
Technology, communications and equipment expense	1,146	968	18
Professional & outside services	1,515	1,333	14
Marketing	384	546	(30)
Other expense	1,375	169	NM
Amortization of intangibles	275	316	(13)

Total noncompensation expense	5,580	3,980	40
Merger costs	205	—	NM

Total noninterest expense	$13,373	$8,931	50

Total noninterest expense for the first quarter of 2009 was $13.4 billion, up $4.4 billion, or 50%, from the first quarter of 2008. The increase was driven by higher performance-based compensation expense and the additional operating costs related to the Washington Mutual transaction and Bear Stearns merger.
The increase in compensation expense from the first quarter of 2008 was driven by higher performance-based compensation expense, primarily in the Investment Bank due to record revenue, and higher salary expense, predominantly from the Washington Mutual transaction and Bear Stearns merger.
Noncompensation expense increased from the first quarter of 2008 due predominantly to the impact of the Washington Mutual transaction and Bear Stearns merger. Excluding the effects of these transactions, noncompensation expense also increased due to an increase in other expense related to a lower level of benefits from litigation-related items in the current quarter compared with the prior-year quarter, higher FDIC insurance premiums as a result of increased assessment rates, higher mortgage and home equity default-related expense due to higher delinquencies and defaults and higher mortgage reinsurance losses. Also contributing to the increases were higher occupancy expense and technology, communications and equipment expense reflecting investments across the businesses, and the impact of the dissolution of the Chase Paymentech Solutions joint venture. These increases were offset partially by lower credit card marketing expense.
For information on merger costs, refer to Note 11 on page 114 of this Form 10-Q.
Income tax expense
The Firm’s income before income tax expense, income tax expense and effective tax rate were as follows for each of the periods indicated.

	Three months ended March 31,
(in millions, except rate)	2009	2008

Income before income tax expense	$3,056	$3,535
Income tax expense	915	1,162
Effective tax rate	29.9%	32.9%

The decrease in the effective tax rate compared with the first quarter of 2008 was primarily the result of lower reported pretax income, increased business tax credits and changes in the proportion of income subject to federal, state and local taxes. For a further discussion of income taxes, see Critical Accounting Estimates used by the Firm on pages 77-79 of this Form 10-Q.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 82-85 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that assume credit card loans securitized by CS remain on the balance sheet, and it presents revenue on a fully taxable-equivalent (“FTE”) basis. These adjustments do not have any impact on net income as reported by the lines of business or by the Firm as a whole.
The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with SFAS 140 remain on the Consolidated Balance Sheets, and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based on managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis results for CS, see CS segment results on pages 28-31 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 16 on pages 124-130 of this Form 10-Q.
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
Management also uses certain non-GAAP financial measures at the business-segment level, because it believes these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and, therefore, facilitate a comparison of the business segment with the performance of its competitors.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31, 2009
	Reported	Credit	Fully tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$1,386	$—	$—	$1,386
Principal transactions	2,001	—	—	2,001
Lending & deposit-related fees	1,688	—	—	1,688
Asset management, administration and commissions	2,897	—	—	2,897
Securities gains	198	—	—	198
Mortgage fees and related income	1,601	—	—	1,601
Credit card income	1,837	(540)	—	1,297
Other income	50	—	337	387

Noninterest revenue	11,658	(540)	337	11,455
Net interest income	13,367	2,004	96	15,467

Total net revenue	25,025	1,464	433	26,922
Noninterest expense	13,373	—	—	13,373

Pre-provision profit	11,652	1,464	433	13,549
Provision for credit losses	8,596	1,464	—	10,060

Income before income tax expense	3,056	—	433	3,489
Income tax expense	915	—	433	1,348

Net income	$2,141	$—	$—	$2,141

Diluted earnings per share(a)(b)	$0.40	$—	$—	$0.40

Return on common equity(a)	5%	—%	—%	5%
Return on equity less goodwill(a)	7	—	—	7
Return on assets(a)	0.42	NM	NM	0.40
Overhead ratio	53	NM	NM	50

	Three months ended March 31, 2008
	Reported	Credit	Fully tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$1,216	$—	$—	$1,216
Principal transactions	(803)	—	—	(803)
Lending & deposit-related fees	1,039	—	—	1,039
Asset management, administration and commissions	3,596	—	—	3,596
Securities gains	33	—	—	33
Mortgage fees and related income	525	—	—	525
Credit card income	1,796	(937)	—	859
Other income	1,829	—	203	2,032

Noninterest revenue	9,231	(937)	203	8,497
Net interest income	7,659	1,618	124	9,401

Total net revenue	16,890	681	327	17,898
Noninterest expense	8,931	—	—	8,931

Pre-provision profit	7,959	681	327	8,967
Provision for credit losses	4,424	681	—	5,105

Income before income tax expense	3,535	—	327	3,862
Income tax expense	1,162	—	327	1,489

Net income	$2,373	$—	$—	$2,373

Diluted earnings per share(a)(b)	$0.67	$—	$—	$0.67

Return on common equity(a)	8%	—%	—%	8%
Return on equity less goodwill(a)	12	—	—	12
Return on assets(a)	0.61	NM	NM	0.58
Overhead ratio	53	NM	NM	50

Three months ended March 31,	2009			2008
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans — Period-end	$708,243	$85,220	$793,463	$537,056	$75,062	$612,118
Total assets — average	2,067,119	82,782	2,149,901	1,569,797	71,589	1,641,386

(a)	Based on net income.

(b)	Effective January 1, 2009, the Firm implemented FSP EITF 03-6-1. Accordingly, prior-period amounts have been revised. For further discussion of FSP EITF 03-6-1, see Note 20 on page 140 of this Form 10-Q.

(c)	Credit card securitizations affect CS. See pages 28-31 of this Form 10-Q for further information.

BUSINESS SEGMENT RESULTS
The Firm is managed on a line-of-business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For further discussion of Business Segment Results, see pages 40-41 of JPMorgan Chase’s 2008 Annual Report.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. For a further discussion of those methodologies, see Business Segment Results — Description of business segment reporting methodology on page 40 of JPMorgan Chase’s 2008 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Segment Results — Managed Basis(a)(b)
The following table summarizes the business segment results for the periods indicated.

Three months ended										Return
March 31,	Total net revenue			Noninterest expense			Net income (loss)			on equity
(in millions, except ratios)	2009	2008	Change	2009	2008	Change	2009	2008	Change	2009	2008

Investment Bank	$8,341	$3,011	177%	$4,774	$2,553	87%	$1,606	$(87)	NM	20%	(2)%
Retail Financial Services	8,835	4,763	85	4,171	2,572	62	474	(311)	NM	8	(7)
Card Services	5,129	3,904	31	1,346	1,272	6	(547)	609	NM	(15)	17
Commercial Banking	1,402	1,067	31	553	485	14	338	292	16%	17	17
Treasury & Securities Services	1,821	1,913	(5)	1,319	1,228	7	308	403	(24)	25	46
Asset Management	1,703	1,901	(10)	1,298	1,323	(2)	224	356	(37)	13	29
Corporate/Private Equity	(309)	1,339	NM	(88)	(502)	82	(262)	1,111	NM	NM	NM

Total	$26,922	$17,898	50%	$13,373	$8,931	50%	$2,141	$2,373	(10)%	5%	8%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.

(b)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase, and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-127 of JPMorgan Chase’s 2008 Annual Report and Note 2 on pages 86-88 of this Form 10-Q.

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 42-44 of JPMorgan Chase’s 2008 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2009	2008	Change

Revenue
Investment banking fees	$1,380	$1,206	14%
Principal transactions	3,515	(798)	NM
Lending & deposit-related fees	138	102	35
Asset management, administration and commissions	692	744	(7)
All other income	(86)	(66)	(30)

Noninterest revenue	5,639	1,188	375
Net interest income(a)	2,702	1,823	48

Total net revenue(b)	8,341	3,011	177

Provision for credit losses	1,210	618	96
Credit reimbursement from TSS(c)	30	30	—

Noninterest expense
Compensation expense	3,330	1,241	168
Noncompensation expense	1,444	1,312	10

Total noninterest expense	4,774	2,553	87

Income (loss) before income tax expense (benefit)	2,387	(130)	NM
Income tax expense (benefit)	781	(43)	NM

Net income (loss)	$1,606	$(87)	NM

Financial ratios
ROE	20%	(2)%
ROA	0.89	(0.05)
Overhead ratio	57	85
Compensation expense as a % of total net revenue	40	41

Revenue by business
Investment banking fees:
Advisory	$479	$483	(1)
Equity underwriting	308	359	(14)
Debt underwriting	593	364	63

Total investment banking fees	1,380	1,206	14
Fixed income markets	4,889	466	NM
Equity markets	1,773	976	82
Credit portfolio	299	363	(18)

Total net revenue	$8,341	$3,011	177

Revenue by region
Americas	$4,780	$536	NM
Europe/Middle East/Africa	2,588	1,641	58
Asia/Pacific	973	834	17

Total net revenue	$8,341	$3,011	177

(a)	The increase in net interest income is due primarily to higher spreads across several fixed income trading businesses as well as the addition of the Bear Stearns Prime Services business.

(b)	Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing investments and tax-exempt income from municipal bond investments, of $365 million and $289 million for the quarters ended March 31, 2009 and 2008, respectively.

(c)	TSS is charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS.

Quarterly results
Net income was a record $1.6 billion, an increase of $1.7 billion from the prior year. The improved results reflected an increase in net revenue, partially offset by higher noninterest expense and a higher provision for credit losses.
Net revenue was a record $8.3 billion, an increase of $5.3 billion from the prior year. Investment banking fees were $1.4 billion, up 14% from the prior year. Advisory fees were $479 million, flat compared with the prior year. Debt underwriting fees were $593 million, up 63% from the prior year, driven by improved bond market conditions, as well as higher loan syndication fees compared with a weak prior year. Equity underwriting fees were $308 million, down 14% from the prior year, due to continued challenging market conditions. Fixed Income Markets revenue was a record $4.9 billion, compared with $466 million in the prior year. The increase was driven by record results in credit trading, emerging markets and rates, combined with strong results in currencies and gains of $422 million from the widening of the Firm’s credit spread on certain structured liabilities. These results were offset partially by $711 million of net markdowns on leveraged lending funded and unfunded commitments, as well as $214 million of net markdowns on mortgage-related exposures. Equity Markets revenue was a record $1.8 billion, up by $797 million from the prior year, reflecting strong trading results and client revenue, particularly in prime services, as well as gains of $216 million from the widening of the Firm’s credit spread on certain structured liabilities. Credit Portfolio revenue was $299 million, down by $64 million from the prior year.
The provision for credit losses was $1.2 billion, compared with $618 million in the prior year, due to a higher allowance reflecting a weakening credit environment. Net charge-offs were $36 million, compared with net charge-offs of $13 million in the prior year. The allowance for loan losses to average loans retained was 6.68% for the current quarter, compared with 2.55% in the prior year. Nonperforming loans were $1.8 billion, up by $1.5 billion from the prior year also reflecting the weakening credit environment.
Average loans retained were $70.0 billion, down 5% from the prior year. Average fair-value and held-for-sale loans were $12.4 billion, down by $7.2 billion, or 37%, from the prior year, as acquisition finance activity declined.
Noninterest expense was $4.8 billion, compared with $2.6 billion in the prior year, primarily reflecting higher performance-based compensation expense on record revenue and the impact of the Bear Stearns merger.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratios)	2009	2008	Change

Selected balance sheet data (period-end)
Equity	$33,000	$22,000	50%

Selected balance sheet data (average)
Total assets	733,166	755,828	(3)
Trading assets-debt and equity instruments	272,998	369,456	(26)
Trading assets-derivative receivables	125,021	90,234	39
Loans:
Loans retained(a)	70,041	74,106	(5)
Loans held-for-sale and loans at fair value	12,402	19,612	(37)

Total loans	82,443	93,718	(12)
Adjusted assets(b)	589,163	662,419	(11)
Equity	33,000	22,000	50

Headcount	26,142	25,780	1

Credit data and quality statistics
Net charge-offs	$36	$13	177
Nonperforming assets:
Loans(c)	1,795	321	459
Derivative receivables	1,010	31	NM
Assets acquired in loan satisfactions	236	87	171

Total nonperforming assets	3,041	439	NM
Allowance for credit losses:
Allowance for loan losses	4,682	1,891	148
Allowance for lending-related commitments	295	607	(51)

Total allowance for credit losses	4,977	2,498	99

Net charge-off rate(a)(d)	0.21%	0.07%
Allowance for loan losses to average loans(a)(d)	6.68 (i)	2.55 (i)
Allowance for loan losses to nonperforming loans(c)	269	683
Nonperforming loans to average loans	2.18	0.34
Market risk-average trading and credit portfolio VaR — 99% confidence level(e)
Trading activities:
Fixed income	$218	$120	82
Foreign exchange	40	35	14
Equities	162	31	423
Commodities and other	28	28	—
Diversification(f)	(159)	(92)	(73)

Total trading VaR(g)	289	122	137
Credit portfolio VaR(h)	182	30	NM
Diversification(f)	(135)	(30)	(350)

Total trading and credit portfolio VaR	$336	$122	175

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans held-for-sale and loans accounted for at fair value.

(b)	Adjusted assets, a non-GAAP financial measure, equals total assets minus: (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities (“VIEs”) consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; (4) goodwill and intangibles; (5) securities received as collateral; and (6) investments purchased under the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility. The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

(c)	Nonperforming loans included loans held-for-sale and loans at fair value of $57 million and $44 million at March 31, 2009 and 2008, respectively, which were excluded from the allowance coverage ratios. Nonperforming loans excluded distressed loans held-for-sale that were purchased as part of IB’s proprietary activities. Allowance for loan losses of $767 million and $51 million was held against these nonperforming loans at March 31, 2009 and 2008, respectively.

(d)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off (recovery) rate.

(e)	First quarter of 2008 reflects heritage JPMorgan Chase & Co. results. For a more complete description of value-at-risk (“VaR”), see pages 71-76 of this Form 10-Q.

(f)	Average VaRs were less than the sum of the VaRs of their market risk components, which was due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is usually less than the sum of the risks of the positions themselves.

(g)	Trading VaR includes predominantly all trading activities in IB; however, particular risk parameters of certain products are not fully captured — for example, correlation risk. Trading VaR does not include VaR related to held-for-sale funded loans and unfunded commitments, nor the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 75 of this Form 10-Q for further details. Trading VaR also does not include the MSR portfolio or VaR related to other corporate functions, such as Corporate/Private Equity. Beginning in the fourth quarter of 2008, trading VaR includes the estimated credit spread sensitivity of certain mortgage products.

(h)	Included VaR on derivative credit valuation adjustments (“CVA”), hedges of the CVA and mark-to-market hedges of the retained loan portfolio, which were all reported in principal transactions revenue. This VaR does not include the retained loan portfolio.

(i)	Excluding the impact of a loan originated in March 2008 to Bear Stearns, the adjusted ratio would be 2.61% for the quarter ended March 31, 2008. The average balance of the loan extended to Bear Stearns was $1.7 billion for the quarter ended March 31, 2008. The allowance for loan losses to period-end loans was 7.04% and 2.46% at March 31, 2009 and 2008, respectively.
According to Thomson Reuters, in the first quarter of 2009, the Firm was ranked #1 in Global Debt, Equity and Equity-Related; #1 in Global Equity and Equity-Related; #6 in Global Syndicated Loans; #2 in Global Long-Term Debt and #2 in Global Announced M&A based on volume.

	Three months ended March 31, 2009		Full Year 2008
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	11%	#1	10%	#1
Global syndicated loans	6	#6	11	#1
Global long-term debt(b)	9	#2	9	#3
Global equity and equity-related(c)	13	#1	10	#1
Global announced M&A(d)	43	#2	27	#2
U.S. debt, equity and equity-related	15	#1	15	#2
U.S. syndicated loans	17	#3	27	#1
U.S. long-term debt(b)	14	#1	15	#2
U.S. equity and equity-related(c)	21	#1	11	#1
U.S. announced M&A(d)	66	#3	34	#2

(a)	Source: Thomson Reuters. Full-year 2008 results are pro forma for the Bear Stearns merger.

(b)	Includes asset-backed securities, mortgage-backed securities and municipal securities.

(c)	Includes rights offerings; U.S.-domiciled equity and equity-related transactions.

(d)	Global announced M&A is based on rank value; all other rankings are based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. Global and U.S. announced M&A market share and rankings for 2008 include transactions withdrawn since December 31, 2008. U.S. announced M&A represents any U.S. involvement ranking.

RETAIL FINANCIAL SERVICES
For a discussion of the business profile of RFS, see pages 45-50 of JPMorgan Chase’s 2008 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2009	2008	Change

Revenue
Lending & deposit-related fees	$948	$461	106%
Asset management, administration and commissions	435	377	15
Mortgage fees and related income	1,633	525	211
Credit card income	367	174	111
Other income	214	152	41

Noninterest revenue	3,597	1,689	113
Net interest income	5,238	3,074	70

Total net revenue	8,835	4,763	85

Provision for credit losses	3,877	2,688	44

Noninterest expense
Compensation expense	1,631	1,160	41
Noncompensation expense	2,457	1,312	87
Amortization of intangibles	83	100	(17)

Total noninterest expense	4,171	2,572	62

Income (loss) before income tax expense (loss)	787	(497)	NM
Income tax expense (benefit)	313	(186)	NM

Net income (loss)	$474	$(311)	NM

Financial ratios
ROE	8%	(7)%
Overhead ratio	47	54
Overhead ratio excluding core deposit intangibles(a)	46	52

(a)	Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Retail Banking’s core deposit intangible amortization expense, related to the 2006 Bank of New York transaction and the 2004 Bank One merger, of $83 million and $99 million for the quarters ended March 31, 2009 and 2008, respectively.
Quarterly results
Net income was $474 million, compared with a net loss of $311 million in the prior year, as the positive impact of the Washington Mutual transaction and positive MSR risk management results were partially offset by an increase in the provision for credit losses.
Net revenue was $8.8 billion, an increase of $4.1 billion, or 85%, from the prior year. Net interest income was $5.2 billion, up by $2.2 billion, or 70%, benefiting from the Washington Mutual transaction and wider deposit and loan spreads. Noninterest revenue was $3.6 billion, up by $1.9 billion, or 113%, driven by the impact of the Washington Mutual transaction, positive MSR risk management results, higher mortgage production revenue and higher deposit-related fees.
The provision for credit losses was $3.9 billion, an increase of $1.2 billion, or 44%, from the prior year. Delinquency rates increased due to overall weak economic conditions, while housing price declines continued to drive increased loss severities, particularly for high loan-to-value home equity and mortgage loans. The provision included $1.7 billion in additions to the allowance for loan losses, primarily for the home lending portfolio. Home equity net charge-offs were $1.1 billion (3.14% net charge-off rate; 3.93% excluding purchased credit-impaired loans), compared with $447 million (1.89% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $364 million (6.83% net charge-off rate; 9.91% excluding purchased credit-impaired loans), compared with $149 million (3.82% net charge-off rate) in the prior year. Prime mortgage net charge-offs were $312 million (1.46% net charge-off rate; 1.95% excluding purchased credit-impaired loans), compared with $50 million (0.56% net charge-off rate) in the prior year.

Noninterest expense was $4.2 billion, an increase of $1.6 billion, or 62%, from the prior year, reflecting the impact of the Washington Mutual transaction, higher servicing expense, higher mortgage reinsurance losses and higher FDIC insurance premiums.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratios)	2009	2008	Change

Selected balance sheet data (period-end)
Assets	$412,505	$262,118	57%
Loans:
Loans retained	364,220	218,489	67
Loans held-for-sale and loans at fair value(a)	12,529	18,000	(30)

Total loans	376,749	236,489	59
Deposits	380,140	230,854	65
Equity	25,000	17,000	47

Selected balance sheet data (average)
Assets	$423,472	$260,013	63
Loans:
Loans retained	366,925	214,586	71
Loans held-for-sale and loans at fair value(a)	16,526	17,841	(7)

Total loans	383,451	232,427	65
Deposits	370,278	225,555	64
Equity	25,000	17,000	47

Headcount	100,677	70,095	44

Credit data and quality statistics
Net charge-offs	$2,176	$825	164
Nonperforming loans(b)(c)(d)(e)	7,978	3,742	113
Nonperforming assets(b)(c)(d)(e)	9,846	4,359	126
Allowance for loan losses	10,619	4,496	136

Net charge-off rate(f)	2.41%	1.55%
Net charge-off rate excluding purchased credit-impaired loans(f)(g)	3.16	1.55
Allowance for loan losses to ending loans(f)	2.92	2.06
Allowance for loan losses to ending loans excluding purchased credit-impaired loans(f)(g)	3.84	2.06
Allowance for loan losses to nonperforming loans(b)(f)	138	124
Nonperforming loans to total loans	2.12	1.58
Nonperforming loans to total loans — excluding purchased credit-impaired loans(b)	2.76	1.58

(a)	Prime mortgages originated with the intent to sell are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $8.9 billion and $13.5 billion at March 31, 2009 and 2008, respectively. Average balances of these loans totaled $13.4 billion for both of the quarters ended March 31, 2009 and 2008.

(b)	Excludes purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis and the pools are considered to be performing under SOP 03-3.

(c)	Nonperforming loans and assets included loans held-for-sale and loans accounted for at fair value of $264 million and $129 million at March 31, 2009 and 2008, respectively. Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(d)	Nonperforming loans and assets excluded: (1) loans eligible for repurchase, as well as loans repurchased from Government National Mortgage Association (“GNMA”) pools that are insured by U.S. government agencies, of $4.6 billion and $1.8 billion at March 31, 2009 and 2008, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $433 million and $418 million at March 31, 2009 and 2008, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally.

(e)	During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Amounts for first quarter 2008 have been revised to reflect this change.

(f)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

(g)	Excludes the impact of purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. No allowance for loan losses has been recorded for these loans.

RETAIL BANKING

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2009	2008	Change

Noninterest revenue	$1,718	$966	78%
Net interest income	2,614	1,545	69

Total net revenue	4,332	2,511	73
Provision for credit losses	325	49	NM
Noninterest expense	2,580	1,562	65

Income before income tax expense	1,427	900	59
Net income	$863	$545	58

Overhead ratio	60%	62%
Overhead ratio excluding core deposit intangibles(a)	58	58

(a)	Retail Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This ratio excludes Retail Banking’s core deposit intangible amortization expense, related to the 2006 Bank of New York transaction and the 2004 Bank One merger, of $83 million and $99 million for the quarters ended March 31, 2009 and 2008, respectively.
Quarterly results
Retail Banking reported net income of $863 million, up by $318 million, or 58%, from the prior year.
Net revenue was $4.3 billion, up by $1.8 billion, or 73%, from the prior year, reflecting the impact of the Washington Mutual transaction, wider deposit spreads and higher deposit-related fees.
The provision for credit losses was $325 million, compared with $49 million in the prior year, due to an increase in the allowance for loan losses for Business Banking loans, reflecting a weakening credit environment.
Noninterest expense was $2.6 billion, up by $1.0 billion, or 65%, from the prior year, due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums.

Selected metrics	Three months ended March 31,
(in billions, except ratios and where otherwise noted)	2009	2008	Change

Business metrics
Selected ending balances

Business banking origination volume	$0.5	$1.8	(72)%
End-of-period loans owned	18.2	15.9	14
End-of-period deposits:
Checking	$113.9	$69.0	65
Savings	152.4	105.4	45
Time and other	86.5	44.6	94

Total end-of-period deposits	352.8	219.0	61
Average loans owned	$18.4	$15.8	16
Average deposits:
Checking	$109.4	$66.1	66
Savings	148.2	100.3	48
Time and other	88.2	47.7	85

Total average deposits	345.8	214.1	62
Deposit margin	2.85%	2.64%
Average assets	$30.2	$25.4	19

Credit data and quality statistics (in millions)
Net charge-offs	$175	$49	257
Net charge-off rate	3.86%	1.25%
Nonperforming assets	$579	$328	77

	Three months ended March 31,
Retail branch business metrics	2009	2008	Change

Investment sales volume (in millions)	$4,398	$4,084	8%

Number of:
Branches	5,186	3,146	65
ATMs	14,159	9,237	53
Personal bankers	15,544	9,826	58
Sales specialists	5,454	4,133	32
Active online customers (in thousands)	12,882	6,454	100
Checking accounts (in thousands)	24,984	11,068	126

CONSUMER LENDING

Selected income statement data	Three months ended March 31,
(in millions, except ratio)	2009	2008	Change

Noninterest revenue	$1,879	$723	160%
Net interest income	2,624	1,529	72

Total net revenue	4,503	2,252	100
Provision for credit losses	3,552	2,639	35
Noninterest expense	1,591	1,010	58

Income (loss) before income tax expense	(640)	(1,397)	54

Net income (loss)	$(389)	$(856)	55
Overhead ratio	35%	45%

Quarterly results
Consumer Lending reported a net loss of $389 million, compared with a net loss of $856 million in the prior year.
Net revenue was $4.5 billion, nearly double the $2.3 billion recorded in the prior year, driven by the impact of the Washington Mutual transaction, higher mortgage fees and related income, and wider loan spreads. The increase in mortgage fees and related income was driven by higher net mortgage servicing revenue and higher mortgage production revenue. Mortgage production revenue was $481 million, up by $105 million, as wider margins on new originations were offset partially by an increase in reserves for the repurchase of previously-sold loans and lower mortgage origination volumes. Net mortgage servicing revenue (which includes loan servicing revenue, MSR risk management results and other changes in fair value) was $1.2 billion, an increase of $1.0 billion from the prior year. Loan servicing revenue was $1.2 billion, up by $629 million, reflecting 83% growth in third-party loans serviced. MSR risk management results were positive $1.0 billion, compared with negative $19 million in the prior year, reflecting the positive impact of a decrease in estimated future mortgage prepayments and positive hedging results. Other changes in fair value of the MSR asset were negative $1.1 billion, compared with negative $425 million in the prior year.
The provision for credit losses was $3.6 billion, compared with $2.6 billion in the prior year. The provision reflected weakness in the home equity, mortgage and student loan portfolios (see Retail Financial Services discussion of the provision for credit losses, above, for further detail).
Noninterest expense was $1.6 billion, up by $581 million, or 58%, from the prior year, reflecting the impact of the Washington Mutual transaction, higher servicing expense due to increased delinquencies and defaults, and higher mortgage reinsurance losses.

Selected metrics	Three months ended March 31,
(in billions)	2009	2008	Change

Business metrics
Selected ending balances
Loans excluding purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$111.7	$95.0	18%
Prime mortgage	65.4	38.2	71
Subprime mortgage	14.6	15.8	(8)
Option ARMs	9.0	—	NM
Student loans	17.3	12.4	40
Auto loans	43.1	44.7	(4)
Other	1.0	1.0	—

Total end-of-period loans	$262.1	$207.1	27

Average loans owned:
Home equity	$113.4	$95.0	19
Prime mortgage	65.4	36.0	82
Subprime mortgage	14.9	15.7	(5)
Option ARMs	8.8	—	NM
Student loans	17.0	12.0	42
Auto loans	42.5	43.2	(2)
Other	1.5	1.3	15

Total average loans	$263.5	$203.2	30

Purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$28.4	$—	NM
Prime mortgage	21.4	—	NM
Subprime mortgage	6.6	—	NM
Option ARMs	31.2	—	NM

Total end-of-period loans	$87.6	$—	NM

Average loans owned:
Home equity	$28.4	$—	NM
Prime mortgage	21.6	—	NM
Subprime mortgage	6.7	—	NM
Option ARMs	31.4	—	NM

Total average loans	$88.1	$—	NM

Total consumer lending portfolio
End-of-period loans owned:
Home equity	$140.1	$95.0	47
Prime mortgage	86.8	38.2	127
Subprime mortgage	21.2	15.8	34
Option ARMs	40.2	—	NM
Student loans	17.3	12.4	40
Auto loans	43.1	44.7	(4)
Other	1.0	1.0	—

Total end-of-period loans	$349.7	$207.1	69

Average loans owned:
Home equity	$141.8	$95.0	49
Prime mortgage	87.0	36.0	142
Subprime mortgage	21.6	15.7	38
Option ARMs	40.2	—	NM
Student loans	17.0	12.0	42
Auto loans	42.5	43.2	(2)
Other	1.5	1.3	15

Total average loans owned(b)	$351.6	$203.2	73

(a)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. Under SOP 03-3, these loans were initially recorded at fair value and accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due.

(b)	Total average loans includes loans held-for-sale of $3.1 billion and $4.4 billion for the quarters ended March 31, 2009 and 2008, respectively.

Credit data and quality statistics	Three months ended March 31,
(in millions, except ratios)	2009	2008	Change

Net charge-offs excluding purchased credit-impaired loans(a):
Home equity	$1,098	$447	146%
Prime mortgage	312	50	NM
Subprime mortgage	364	149	144
Option ARMs	4	—	NM
Auto loans	174	118	47
Other	49	12	308

Total net charge-offs	$2,001	$776	158

Net charge-off rate excluding purchased credit-impaired loans(a):
Home equity	3.93%	1.89%
Prime mortgage	1.95	0.56
Subprime mortgage	9.91	3.82
Option ARMs	0.18	—
Auto loans	1.66	1.10
Other	1.25	0.52
Total net charge-off rate excluding purchased credit-impaired loans(b)	3.12	1.57

Net charge-off rate — reported:
Home equity	3.14%	1.89%
Prime mortgage	1.46	0.56
Subprime mortgage	6.83	3.82
Option ARMs	0.04	—
Auto loans	1.66	1.10
Other	1.25	0.52
Total net charge-off rate — reported(b)	2.33	1.57

30+ day delinquency rate excluding purchased credit-impaired loans(c)(d)(e)	4.73%	3.33%
Nonperforming assets(f)(g)(h)	$9,267	$4,031	130
Allowance for loan losses to ending loans	2.83%	2.10%
Allowance for loan losses to ending loans excluding purchased credit-impaired loans(a)	3.79	2.10

(a)	Excludes the impact of purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. No allowance for loan losses and no charge-offs have been recorded for these loans.

(b)	Average loans held-for-sale of $3.1 billion and $4.4 billion for the quarters ended March 31, 2009 and 2008, respectively, were excluded when calculating the net charge-off rate.

(c)	Excluded loans eligible for repurchase as well as loans repurchased from GNMA pools that are insured by U.S. government agencies, of $4.5 billion and $1.5 billion, at March 31, 2009 and 2008, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(d)	Excluded loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $770 million and $734 million at March 31, 2009 and 2008, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(e)	The delinquency rate for purchased credit-impaired loans accounted for under SOP 03-3 was 21.36% at March 31, 2009. There were no purchased credit-impaired loans at March 31, 2008.

(f)	Nonperforming assets excluded: (1) loans eligible for repurchase, as well as loans repurchased from Government National Mortgage Association (“GNMA”) pools that are insured by U.S. government agencies, of $4.6 billion and $1.8 billion at March 31, 2009 and 2008, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $433 million and $418 million at March 31, 2009 and 2008, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally.

(g)	During the second quarter of 2008, the policy for classifying subprime mortgage and home equity loans as nonperforming was changed to conform to all other home lending products. Amounts for first quarter 2008 have been revised to reflect this change.

(h)	Excludes purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing under SOP 03-3.

Consumer Lending (continued)	Three months ended March 31,
(in billions, except where otherwise noted)	2009	2008	Change

Origination volume:
Mortgage origination volume by channel
Retail	$13.6	$12.6	8%
Wholesale	2.6	10.6	(75)
Correspondent	17.0	12.0	42
CNT (negotiated transactions)	4.5	11.9	(62)

Total mortgage origination volume	37.7	47.1	(20)

Home equity	0.9	6.7	(87)
Student loans	1.7	2.0	(15)
Auto loans	5.6	7.2	(22)
Average mortgage loans held-for-sale and loans at fair value(a)	14.0	13.8	1
Average assets	393.3	234.6	68
Third-party mortgage loans serviced (ending)	1,148.8	627.1	83
MSR net carrying value (ending)	10.6	8.4	26

Supplemental mortgage fees and related income details
(in millions)
Production revenue	$481	$376	28

Net mortgage servicing revenue:
Loans servicing revenue	1,222	593	106
Changes in MSR asset fair value:
Due to inputs or assumptions in model	1,310	(632)	NM
Other changes in fair value	(1,073)	(425)	(152)

Total changes in MSR asset fair value	237	(1,057)	NM
Derivative valuation adjustments and other	(307)	613	NM

Total net mortgage servicing revenue	1,152	149	NM

Mortgage fees and related income	1,633	525	211

(a)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. Average balances of these loans totaled $13.4 billion for both of the quarters ended March 31, 2009 and 2008.

CARD SERVICES
For a discussion of the business profile of CS, see pages 51-53 of JPMorgan Chase’s 2008 Annual Report and page 5 of this Form 10-Q.
JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets.

Selected income statement data — managed basis	Three months ended March 31,
(in millions, except ratios)	2009	2008	Change

Revenue
Credit card income	$844	$600	41%
All other income	(197)	119	NM

Noninterest revenue	647	719	(10)
Net interest income	4,482	3,185	41

Total net revenue	5,129	3,904	31

Provision for credit losses	4,653	1,670	179

Noninterest expense
Compensation expense	357	267	34
Noncompensation expense	850	841	1
Amortization of intangibles	139	164	(15)

Total noninterest expense	1,346	1,272	6

Income (loss) before income tax expense	(870)	962	NM
Income tax expense (benefit)	(323)	353	NM

Net income (loss)	$(547)	$609	NM

Memo: Net securitization income (loss)	$(180)	$70	NM

Financial ratios
ROE	(15)%	17%
Overhead ratio	26	33

Quarterly results
Net loss was $547 million, a decline of $1.2 billion from the prior year. The decrease was driven by a higher provision for credit losses, partially offset by higher net revenue.
End-of-period managed loans were $176.1 billion, an increase of $25.2 billion, or 17%, from the prior year. Average managed loans were $183.4 billion, an increase of $29.8 billion, or 19%, from the prior year. The increase from the prior year in both end-of-period and average managed loans was predominantly due to the impact of the Washington Mutual transaction. Excluding Washington Mutual, end-of-period and average managed loans were $150.2 billion and $155.8 billion, respectively.
Managed total net revenue was $5.1 billion, an increase of $1.2 billion, or 31%, from the prior year. Net interest income was $4.5 billion, up by $1.3 billion, or 41%, from the prior year, driven by the impact of the Washington Mutual transaction, wider loan spreads and higher average managed loan balances. These benefits were offset partially by the effect of higher revenue reversals associated with higher charge-offs and a decreased level of fees. Noninterest revenue was $647 million, a decrease of $72 million, or 10%, from the prior year; the decline was driven by lower securitization income, offset by the impact of the Washington Mutual transaction and higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture.
The managed provision for credit losses was $4.7 billion, an increase of $3.0 billion, or 179%, from the prior year. The provision reflected a higher level of charge-offs and an increase of $1.2 billion in the allowance for loan losses, due to a weakening credit environment. The managed net charge-off rate for the quarter was 7.72%, up from 4.37% in the prior year. The 30-day managed delinquency rate was 6.16%, up from 3.66% in the prior year. Excluding Washington Mutual, the managed net charge-off rate for the first quarter was 6.86%, and the 30-day delinquency rate was 5.34%.

Noninterest expense was $1.3 billion, an increase of $74 million, or 6%, from the prior year, due to the impact of the Washington Mutual transaction and the dissolution of the Chase Paymentech Solutions joint venture, predominantly offset by lower marketing expense.

Selected metrics	Three months ended March 31,
(in millions, except headcount, ratios and where otherwise noted)	2009	2008	Change

Financial metrics
% of average managed outstandings:
Net interest income	9.91%	8.34%
Provision for credit losses	10.29	4.37
Noninterest revenue	1.43	1.88
Risk adjusted margin(a)	1.05	5.85
Noninterest expense	2.98	3.33
Pretax income (loss) (ROO)(b)	(1.92)	2.52
Net income (loss)	(1.21)	1.60

Business metrics
Charge volume (in billions)	$76.0	$85.4	(11)%
Net accounts opened (in millions)	2.2	3.4	(35)
Credit cards issued (in millions)	159.0	156.4	2
Number of registered internet customers (in millions)	33.8	26.7	27
Merchant acquiring business(c)
Bank card volume (in billions)	$94.4	$182.4	(48)
Total transactions (in billions)	4.1	5.2	(21)

Selected balance sheet data (period-end)
Loans:
Loans on balance sheets	$90,911	$75,888	20
Securitized loans	85,220	75,062	14

Managed loans	$176,131	$150,950	17

Equity	$15,000	$14,100	6

Selected balance sheet data (average)
Managed assets	$201,200	$159,602	26
Loans:
Loans on balance sheets	$97,783	$79,445	23
Securitized loans	85,619	74,108	16

Managed average loans	$183,402	$153,553	19

Equity	$15,000	$14,100	6

Headcount	23,759	18,931	26

Selected metrics	Three months ended March 31,
(in millions, except ratios and where otherwise noted)	2009	2008	Change

Managed credit quality statistics
Net charge-offs	$3,493	$1,670	109%
Net charge-off rate(d)	7.72%	4.37%
Managed delinquency rates
30+ day(d)	6.16%	3.66%
90+ day(d)	3.22	1.84

Allowance for loan losses(e)	$8,849	$3,404	160
Allowance for loan losses to period-end loans(e)	9.73%	4.49%

Key stats — Washington Mutual only(f)
Managed loans	$25,908
Managed average loans	27,578
Net interest income(g)	16.45%
Risk adjusted margin(a)(g)	4.42
Net charge-off rate(d)	12.63
30+ day delinquency rate(d)	10.89
90+ day delinquency rate(d)	5.79

Key stats — excluding Washington Mutual
Managed loans	$150,223	$150,950	—
Managed average loans	155,824	153,553	1
Net interest income(g)	8.75%	8.34%
Risk adjusted margin(a)(g)	0.46	5.85
Net charge-off rate	6.86	4.37
30+ day delinquency rate	5.34	3.66
90+ day delinquency rate	2.78	1.84

(a)	Represents total net revenue less provision for credit losses.

(b)	Pretax return on average managed outstandings.

(c)	The Chase Paymentech Solutions joint venture was dissolved effective November 1, 2008. JPMorgan Chase retained approximately 51% of the business and operates the business under the name Chase Paymentech Solutions. For the three months ended March 31, 2008, the data presented represents activity for the Chase Paymentech Solutions joint venture, and for the three months ended March 31, 2009, the data presented represents activity for Chase Paymentech Solutions.

(d)	Results for first quarter 2009 reflect the impact of purchase accounting adjustments related to the Washington Mutual transaction.

(e)	Based on loans on a reported basis.

(f)	Statistics are only presented for periods after September 25, 2008, the date of the Washington Mutual transaction.

(g)	As a percentage of average managed outstandings.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended March 31,
(in millions)	2009	2008	Change

Income statement data(a)
Credit card income
Reported	$1,384	$1,537	(10)%
Securitization adjustments	(540)	(937)	42

Managed credit card income	$844	$600	41

Net interest income
Reported	$2,478	$1,567	58
Securitization adjustments	2,004	1,618	24

Managed net interest income	$4,482	$3,185	41

Total net revenue
Reported	$3,665	$3,223	14
Securitization adjustments	1,464	681	115

Managed total net revenue	$5,129	$3,904	31

Provision for credit losses
Reported	$3,189	$989	222
Securitization adjustments	1,464	681	115

Managed provision for credit losses	$4,653	$1,670	179

Balance sheet — average balances(a)
Total average assets
Reported	$118,418	$88,013	35
Securitization adjustments	82,782	71,589	16

Managed average assets	$201,200	$159,602	26

Credit quality statistics(a)
Net charge-offs
Reported	$2,029	$989	105
Securitization adjustments	1,464	681	115

Managed net charge-offs	$3,493	$1,670	109

(a)	JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance and overall performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income versus managed earnings; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 54-55 of JPMorgan Chase’s 2008 Annual Report and page 6 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2009	2008	Change

Revenue
Lending & deposit-related fees	$263	$193	36%
Asset management, administration and commissions	34	26	31
All other income(a)	125	115	9

Noninterest revenue	422	334	26
Net interest income	980	733	34

Total net revenue	1,402	1,067	31

Provision for credit losses	293	101	190

Noninterest expense
Compensation expense	200	178	12
Noncompensation expense	342	294	16
Amortization of intangibles	11	13	(15)

Total noninterest expense	553	485	14

Income before income tax expense	556	481	16
Income tax expense	218	189	15

Net income	$338	$292	16

Revenue by product:
Lending	$665	$379	75
Treasury services	646	616	5
Investment banking	73	68	7
Other	18	4	350

Total Commercial Banking revenue	$1,402	$1,067	31

IB revenue, gross(b)	$206	$203	1

Revenue by business:
Middle Market Banking	$752	$706	7
Commercial Term Lending(c)	228	—	NM
Mid-Corporate Banking	242	207	17
Real Estate Banking(c)	120	97	24
Other(c)	60	57	5

Total Commercial Banking revenue	$1,402	$1,067	31

Financial ratios
ROE	17%	17%
Overhead ratio	39	45

(a)	Revenue from investment banking products sold to CB clients and commercial card revenue is included in all other income.

(b)	Represents the total revenue related to investment banking products sold to CB clients.

(c)	Results for 2009 include total net revenue on net assets acquired in the Washington Mutual transaction.
Quarterly results
Net income was $338 million, an increase of $46 million, or 16%, from the prior year, driven by higher net revenue reflecting the impact of the Washington Mutual transaction, offset largely by a higher provision for credit losses.
Net revenue was $1.4 billion, an increase of $335 million, or 31%, from the prior year. Net interest income was $980 million, up by $247 million, or 34%, from the prior year, driven by the impact of the Washington Mutual transaction. Excluding Washington Mutual, net interest income was lower than in the prior year, as spread compression on liability products was predominantly offset by double-digit growth in liability balances, a shift to higher-spread liability products and wider loan spreads. Noninterest revenue was $422 million, an increase of $88 million, or 26%, from the prior year, reflecting record levels of deposit- and lending-related fees.

Revenue from Middle Market Banking was $752 million, an increase of $46 million, or 7%, from the prior year. Revenue from Commercial Term Lending (a new business resulting from the Washington Mutual transaction) was $228 million. Revenue from Mid-Corporate Banking was $242 million, an increase of $35 million, or 17% from the prior year. Revenue from Real Estate Banking was $120 million, an increase of $23 million, or 24%, from the prior year due to the impact of the Washington Mutual transaction.
The provision for credit losses was $293 million, an increase of $192 million, or 190%, from the prior year, reflecting a weakening credit environment. The allowance for loan losses to average loans retained was 2.59% for the current quarter, down from 2.65% in the prior year, reflecting the changed mix of the loan portfolio resulting from the Washington Mutual transaction. Nonperforming loans were $1.5 billion, up by $1.1 billion from the prior year, due to the impact of the Washington Mutual transaction. Net charge-offs were $134 million (0.48% net charge-off rate), compared with $81 million (0.48% net charge-off rate) in the prior year.
Noninterest expense was $553 million, an increase of $68 million, or 14%, from the prior year, due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratios)	2009	2008	Change

Selected balance sheet data (period-end):
Equity	$8,000	$7,000	14%

Selected balance sheet data (average):
Total assets	$144,298	$101,979	41
Loans:
Loans retained	113,568	67,510	68
Loans held-for-sale and loans at fair value	297	521	(43)

Total loans	113,865	68,031	67
Liability balances(a)	114,975	99,477	16
Equity	8,000	7,000	14

Average loans by business:
Middle Market Banking	$40,728	$40,111	2
Commercial Term Lending(b)	36,814	—	NM
Mid-Corporate Banking	18,416	15,150	22
Real Estate Banking(b)	13,264	7,457	78
Other(b)	4,643	5,313	(13)

Total Commercial Banking loans	$113,865	$68,031	67

Headcount	4,545	4,075	12

Credit data and quality statistics:
Net charge-offs	$134	$81	65
Nonperforming loans(c)(d)	1,531	446	243
Nonperforming assets	1,651	453	264
Allowance for credit losses:
Allowance for loan losses	2,945	1,790	65
Allowance for lending-related commitments	240	200	20

Total allowance for credit losses	3,185	1,990	60
Net charge-off rate(e)	0.48%	0.48%
Allowance for loan losses to average loans(d)(e)	2.59	2.65
Allowance for loan losses to nonperforming loans(c)(d)	192	426
Nonperforming loans to average loans(d)	1.34	0.66

(a)	Liability balances include deposits and deposits swept to on-balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.

(b)	Results for 2009 include loans acquired in the Washington Mutual transaction.

(c)	Nonperforming loans included loans held-for-sale and loans at fair value of $26 million at March 31, 2008. This amount was excluded when calculating the allowance for loan losses to nonperforming loans ratio. There were no nonperforming loans held-for-sale or held at fair value at March 31, 2009.

(d)	Purchased credit-impaired wholesale loans accounted for under SOP 03-3 that were acquired in the Washington Mutual transaction are considered nonperforming loans, because the timing and amount of expected cash flows are not reasonably estimable. These nonperforming loans were included when calculating the allowance coverage ratio, the allowance for loan losses-to-nonperforming loans ratio, and the nonperforming loans-to-average loans ratio. The carrying amount of these purchased credit-impaired loans was $210 million at March 31, 2009.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 56-57 of JPMorgan Chase’s 2008 Annual Report and page 6 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except headcount and ratios)	2009	2008	Change

Revenue
Lending & deposit-related fees	$325	$269	21%
Asset management, administration and commissions	626	820	(24)
All other income	197	200	(2)

Noninterest revenue	1,148	1,289	(11)
Net interest income	673	624	8

Total net revenue	1,821	1,913	(5)

Provision for credit losses	(6)	12	NM
Credit reimbursement to IB(a)	(30)	(30)	—

Noninterest expense
Compensation expense	629	641	(2)
Noncompensation expense	671	571	18
Amortization of intangibles	19	16	19

Total noninterest expense	1,319	1,228	7

Income before income tax expense	478	643	(26)
Income tax expense	170	240	(29)

Net income	$308	$403	(24)

Revenue by business
Treasury Services(b)	$931	$860	8
Worldwide Securities Services(b)	890	1,053	(15)

Total net revenue	$1,821	$1,913	(5)

Financial ratios
ROE	25%	46%
Overhead ratio	72	64
Pretax margin ratio(c)	26	34

Selected balance sheet data (period-end)
Equity	$5,000	$3,500	43

Selected balance sheet data (average)
Total assets	$38,682	$57,204	(32)
Loans(d)	20,140	23,086	(13)
Liability balances(e)	276,486	254,369	9
Equity	5,000	3,500	43

Headcount	26,998	26,561	2

(a)	TSS is charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS.

(b)	Reflects an internal reorganization for escrow products from Worldwide Securities Services to Treasury Services revenue of $45 million and $47 million for the three months ended March 31, 2009 and 2008, respectively.

(c)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

(d)	Loan balances include wholesale overdrafts and commercial card and trade finance loans.

(e)	Liability balances include deposits and deposits swept to on-balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
Quarterly results
Net income was $308 million, a decrease of $95 million, or 24%, from the prior year, driven by lower net revenue and higher noninterest expense.
Net revenue was $1.8 billion, a decrease of $92 million, or 5%, from the prior year. Worldwide Securities Services net revenue was $890 million, a decrease of $163 million, or 15%, from the prior year. The decrease was driven by lower securities lending balances, primarily as a result of declines in asset valuations and demand, as well as the effects of market depreciation on assets under custody, partially offset by higher net interest income. Treasury Services net revenue was $931 million, an increase of $71 million, or 8%, reflecting higher liability balances, higher trade revenue and growth across cash management products. These benefits were offset largely by spread compression on liability products. TSS firmwide net revenue, which includes net revenue recorded in other lines of business, was $2.5 billion, a decrease of $69 million, or 3%, compared with the prior year; the decrease was primarily due to declines in Worldwide Securities Services. Treasury Services firmwide net revenue grew to $1.6 billion, an increase of $94 million, or 6%, from the prior year.
The provision for credit losses was a benefit of $6 million, a decrease of $18 million from the prior year. This improvement in the provision was driven by lower balances in trade, partially offset by a weakening credit environment.
Noninterest expense was $1.3 billion, an increase of $91 million, or 7%, from the prior year, reflecting higher FDIC insurance premiums and higher expense related to investment in new product platforms.
TSS firmwide metrics
TSS firmwide metrics include revenue recorded in the CB, Retail Banking and AM lines of business and excludes foreign exchange (“FX”) revenue recorded in IB for TSS-related FX activity. In order to capture the firmwide impact of TS and TSS products and revenue, management reviews firmwide metrics — such as liability balances, revenue and overhead ratios — in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.

Selected metrics	Three months ended March 31,
(in millions, except ratios and where otherwise noted)	2009	2008	Change

TSS firmwide disclosures
Treasury Services revenue — reported(a)	$931	$860	8%
Treasury Services revenue reported in Commercial Banking	646	616	5
Treasury Services revenue reported in other lines of business	62	69	(10)

Treasury Services firmwide revenue(a)(b)	1,639	1,545	6
Worldwide Securities Services revenue(a)	890	1,053	(15)

Treasury & Securities Services firmwide revenue(b)	$2,529	$2,598	(3)

Treasury Services firmwide liability balances (average)(c)(d)	$289,645	$243,168	19
Treasury & Securities Services firmwide liability balances (average)(c)	391,461	353,845	11

TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(e)	53%	54%
Treasury & Securities Services overhead ratio(e)	63	58

Firmwide business metrics
Assets under custody (in billions)	$13,532	$15,690	(14)

Number of:
U.S.$ ACH transactions originated (in millions)	978	1,004	(3)
Total U.S.$ clearing volume (in thousands)	27,186	28,056	(3)
International electronic funds transfer volume (in thousands)(f)	44,365	40,039	11
Wholesale check volume (in millions)	568	623	(9)
Wholesale cards issued (in thousands)(g)	22,233	19,122	16

Credit data and quality statistics
Net charge-offs	$2	$—	NM
Nonperforming loans	30	—	NM
Allowance for credit losses:
Allowance for loan losses	51	26	96
Allowance for lending-related commitments	77	33	133

Total allowance for credit losses	128	59	117

Net charge-off rate	0.04%	—%
Allowance for loan losses to average loans	0.25	0.11
Allowance for loan losses to nonperforming loans	170	NM
Nonperforming loans to average loans	0.15	—

(a)	Reflects an internal reorganization for escrow products, from Worldwide Securities Services to Treasury Services revenue, of $45 million and $47 million for the three months ended March 31, 2009 and 2008, respectively.

(b)	TSS firmwide FX revenue includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of the IB. FX revenue associated with TSS customers who are FX customers of IB was $154 million and $191 million, for the three months ended March 31, 2009 and 2008, respectively. These amounts are not included in TS and TSS firmwide revenue.

(c)	Firmwide liability balances include liability balances recorded in Commercial Banking.

(d)	Reflects an internal reorganization for escrow products, from Worldwide Securities Services to Treasury Services liability balances, of $18.2 billion and $21.5 billion for the three months ended March 31, 2009 and 2008, respectively.

(e)	Overhead ratios have been calculated based on firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in IB for TSS-related FX activity are not included in this ratio.

(f)	International electronic funds transfer includes non-U.S. dollar ACH and clearing volume.

(g)	Wholesale cards issued include domestic commercial card, stored value card, prepaid card and government electronic benefit card products.
ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 58-60 of JPMorgan Chase’s 2008 Annual Report and on page 6 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2009	2008	Change

Revenue
Asset management, administration and commissions	$1,231	$1,531	(20)%
All other income	69	59	17

Noninterest revenue	1,300	1,590	(18)
Net interest income	403	311	30

Total net revenue	1,703	1,901	(10)

Provision for credit losses	33	16	106

Noninterest expense
Compensation expense	800	825	(3)
Noncompensation expense	479	477	—
Amortization of intangibles	19	21	(10)

Total noninterest expense	1,298	1,323	(2)

Income before income tax expense	372	562	(34)
Income tax expense	148	206	(28)

Net income	$224	$356	(37)

Revenue by client segment
Private Bank(a)	$583	$596	(2)
Institutional	460	490	(6)
Private Wealth Management(a)	312	349	(11)
Retail	253	466	(46)
Bear Stearns Brokerage	95	—	NM

Total net revenue	$1,703	$1,901	(10)

Financial ratios
ROE	13%	29%
Overhead ratio	76	70
Pretax margin ratio(b)	22	30

(a)	In the third quarter of 2008, certain clients were transferred from Private Bank to Private Wealth Management. Prior periods have been revised to conform to this change.

(b)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.
Quarterly results
Net income was $224 million, a decline of $132 million, or 37%, from the prior year, due to lower net revenue offset partially by lower noninterest expense.
Net revenue was $1.7 billion, a decrease of $198 million, or 10%, from the prior year. Noninterest revenue was $1.3 billion, a decline of $290 million, or 18%, due to the effect of lower markets and lower performance fees; these effects were offset partially by the benefit of the Bear Stearns merger. Net interest income was $403 million, up by $92 million, or 30%, from the prior year, predominantly due to higher deposit balances and wider deposit spreads.
Private Bank revenue declined 2% to $583 million, as the effects of lower markets and lower placement fees were offset by increased deposit balances and wider deposit spreads. Institutional revenue declined 6% to $460 million, due to lower markets and lower performance fees, offset partially by net liquidity inflows. Private Wealth Management revenue declined 11% to $312 million, due to the effect of lower markets. Retail revenue declined by 46% to $253 million, due to the effect of lower markets and net equity outflows. Bear Stearns Brokerage contributed $95 million to revenue.
The provision for credit losses was $33 million, an increase of $17 million from the prior year, reflecting a weakening credit environment.
Noninterest expense was $1.3 billion, a decrease of $25 million, or 2%, from the prior year, due to lower performance-based compensation and lower headcount-related expense, offset by the effect of the Bear Stearns merger and higher FDIC insurance premiums.

Business metrics
(in millions, except headcount, ratios and	Three months ended March 31,
ranking data, and where otherwise noted)	2009	2008	Change

Number of:
Client advisors	1,708	1,744	(2)%
Retirement planning services participants	1,628,000	1,519,000	7
Bear Stearns brokers	359	—	NM

% of customer assets in 4 & 5 Star Funds(a)	42%	49%	(14)
% of AUM in 1st and 2nd quartiles:(b)
1 year	54%	52%	4
3 years	62%	73%	(15)
5 years	66%	75%	(12)

Selected balance sheet data (period-end)
Equity	$7,000	$5,000	40

Selected balance sheet data (average)
Total assets	$58,227	$60,286	(3)
Loans	34,585	36,628	(6)
Deposits	81,749	68,184	20
Equity	7,000	5,000	40

Headcount	15,109	14,955	1

Credit data and quality statistics
Net charge-offs (recoveries)	$19	$(2)	NM
Nonperforming loans	301	11	NM
Allowance for loan losses	215	130	65
Allowance for lending-related commitments	4	6	(33)

Net charge-off (recovery) rate	0.22%	(0.02)%
Allowance for loan losses to average loans	0.62	0.35
Allowance for loan losses to nonperforming loans	71	1,182
Nonperforming loans to average loans	0.87	0.03

(a)	Derived from the following rating services: Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.

(b)	Derived from the following rating services: Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan
Assets under supervision
Assets under supervision were $1.5 trillion, a decrease of $105 billion, or 7%, from the prior year. Assets under management were $1.1 trillion, down by $72 billion, or 6%, from the prior year. The decrease was due to the effect of lower markets and outflows from non-liquidity products, offset largely by liquidity product inflows across all segments and the addition of Bear Stearns assets under management. Custody, brokerage, administration and deposit balances were $349 billion, down $33 billion, due to the effect of lower markets on brokerage and custody balances, offset by the addition of Bear Stearns Brokerage.

ASSETS UNDER SUPERVISION(a) (in billions)
As of or for the three months ended March 31,	2009	2008

Assets by asset class

Liquidity	$625	$471
Fixed income	180	200
Equities & balanced	215	390
Alternatives	95	126

Total assets under management	1,115	1,187
Custody/brokerage/administration/deposits	349	382

Total assets under supervision	$1,464	$1,569

Assets by client segment

Institutional	$668	$652
Private Bank(b)	181	179
Retail	184	279
Private Wealth Management(b)	68	77
Bear Stearns Brokerage	14	—

Total assets under management	$1,115	$1,187

Institutional	$669	$652
Private Bank(b)	375	412
Retail	250	366
Private Wealth Management(b)	120	139
Bear Stearns Brokerage	50	—

Total assets under supervision	$1,464	$1,569

Assets by geographic region

U.S./Canada	$789	$773
International	326	414

Total assets under management	$1,115	$1,187

U.S./Canada	$1,066	$1,063
International	398	506

Total assets under supervision	$1,464	$1,569

Mutual fund assets by asset class
Liquidity	$570	$405
Fixed income	42	45
Equities	93	186

Total mutual fund assets	$705	$636

Assets under management rollforward
Beginning balance, January 1	$1,133	$1,193
Net asset flows:
Liquidity	19	68
Fixed income	1	—
Equities, balanced and alternatives	(5)	(21)
Market/performance/other impacts	(33)	(53)

Ending balance, March 31	$1,115	$1,187

Assets under supervision rollforward
Beginning balance	$1,496	$1,572
Net asset flows	25	52
Market/performance/other impacts	(57)	(55)

Ending balance, March 31	$1,464	$1,569

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm had a 42% and 44% ownership at March 31, 2009 and 2008, respectively.

(b)	In the third quarter of 2008, certain clients were transferred from Private Bank to Private Wealth Management. Prior periods have been revised to conform to this change.

CORPORATE / PRIVATE EQUITY
For a discussion of the business profile of Corporate/Private Equity, see pages 61-63 of JPMorgan Chase’s 2008 Annual Report.

Selected income statement data	Three months ended March 31,
(in millions, except headcount)	2009	2008	Change

Revenue
Principal transactions	$(1,493)	$5	NM
Securities gains	214	42	410%
All other income(a)	(19)	1,641	NM

Noninterest revenue	(1,298)	1,688	NM
Net interest income (expense)	989	(349)	NM

Total net revenue	(309)	1,339	NM

Provision for credit losses	—	—	—

Noninterest expense
Compensation expense	641	639	—
Noncompensation expense(b)	345	(84)	NM
Merger costs	205	—	NM

Subtotal	1,191	555	115
Net expense allocated to other businesses	(1,279)	(1,057)	(21)

Total noninterest expense	(88)	(502)	82

Income (loss) before income tax expense	(221)	1,841	NM
Income tax expense	41	730	(94)

Net income (loss)	$(262)	$1,111	NM

Total net revenue
Private equity	$(449)	$163	NM
Corporate	140	1,176	(88)

Total net revenue	$(309)	$1,339	NM

Net income (loss)
Private equity	$(280)	$57	NM
Corporate	252	1,054	(76)
Merger-related items(c)	(234)	—	NM

Total net income (loss)	$(262)	$1,111	NM

Headcount	22,339	21,769	3

(a)	Included proceeds of $1.5 billion from the sale of Visa shares in its initial public offering in the first quarter of 2008.

(b)	Included a release of credit card litigation reserves in the first quarter of 2008.

(c)	Included merger costs related to the Washington Mutual transaction, as well as items related to the Bear Stearns merger, in the first quarter of 2009.
Quarterly results
Net loss was $262 million, compared with net income of $1.1 billion in the prior year. This segment includes the results of Private Equity and Corporate business segments, as well as merger-related items.
Net loss for Private Equity was $280 million, compared with net income of $57 million in the prior year. Net revenue was negative $449 million, a decrease of $612 million, reflecting Private Equity losses of $462 million, compared with gains of $189 million in the prior year. Noninterest expense was negative $11 million, a decrease of $87 million from the prior year, reflecting lower compensation expense.
Net income for Corporate was $252 million, compared with net income of $1.1 billion in the prior year (which included a benefit of $955 million (after tax) from the proceeds of the sale of Visa shares in its initial public offering).

Selected income statement and balance sheet data	Three months ended March 31,
(in millions)	2009	2008	Change

Treasury
Securities gains(a)	$214	$42	410%
Investment securities portfolio (average)(b)	265,785	83,161	220
Investment securities portfolio (ending)(b)	316,498	94,588	235
Mortgage loans (average)	7,210	6,730	7
Mortgage loans (ending)	7,162	6,847	5

Private equity
Realized gains	$15	$1,113	(99)
Unrealized gains (losses)(c)	(409)	(881)	54

Total direct investments	(394)	232	NM
Third-party fund investments	(68)	(43)	(58)

Total private equity gains (losses)(d)	$(462)	$189	NM

Private equity portfolio information(e) Direct investments (in millions)	March 31, 2009	December 31, 2008	Change

Publicly held securities
Carrying value	$305	$483	(37)%
Cost	778	792	(2)
Quoted public value	346	543	(36)

Privately held direct securities
Carrying value	4,708	5,564	(15)
Cost	5,519	6,296	(12)

Third-party fund investments(f)
Carrying value	1,537	805	91
Cost	2,082	1,169	78

Total private equity portfolio — Carrying value	$6,550	$6,852	(4)
Total private equity portfolio — Cost	$8,379	$8,257	1

(a)	Reflects repositioning of the Corporate investment securities portfolio, and excludes gains/losses on securities used to manage risk associated with MSRs.

(b)	For further discussion, see “Securities” on page 42 of this Form 10-Q.

(c)	Unrealized gains (losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(d)	Included in principal transactions revenue in the Consolidated Statements of Income.

(e)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 89-99 of this Form 10-Q.

(f)	Unfunded commitments to third-party private equity funds were $1.5 billion and $1.4 billion at March 31, 2009, and December 31, 2008, respectively.
The carrying value of the private equity portfolio at March 31, 2009, was $6.6 billion, down by $302 million from December 31, 2008. The portfolio decline was primarily due to write-downs and mark-to-market losses from publicly traded positions. The portfolio represented 5.4% of the Firm’s stockholders’ equity less goodwill at March 31, 2009, down from 5.8% at December 31, 2008.
The increase in the carrying value of third-party fund investments was mainly due to the reclassification of investments from direct securities to third-party funds and the inclusion of fund investments that were previously reported as part of Commercial Banking.

BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	March 31, 2009	December 31, 2008

Assets
Cash and due from banks	$26,681	$26,895
Deposits with banks	89,865	138,139
Federal funds sold and securities purchased under resale agreements	157,237	203,115
Securities borrowed	127,928	124,000
Trading assets:
Debt and equity instruments	298,453	347,357
Derivative receivables	131,247	162,626
Securities	333,861	205,943
Loans	708,243	744,898
Allowance for loan losses	(27,381)	(23,164)

Loans, net of allowance for loan losses	680,862	721,734
Accrued interest and accounts receivable	52,168	60,987
Goodwill	48,201	48,027
Other intangible assets	15,983	14,984
Other assets	116,702	121,245

Total assets	$2,079,188	$2,175,052

Liabilities
Deposits	$906,969	$1,009,277
Federal funds purchased and securities loaned or sold under repurchase agreements	279,837	192,546
Commercial paper and other borrowed funds	145,342	170,245
Trading liabilities:
Debt and equity instruments	53,786	45,274
Derivative payables	86,020	121,604
Accounts payable, accrued expense and other liabilities	165,521	187,978
Beneficial interests issued by consolidated VIEs	9,674	10,561
Long-term debt and trust-preferred capital debt securities	261,845	270,683

Total liabilities	1,908,994	2,008,168
Stockholders’ equity	170,194	166,884

Total liabilities and stockholders’ equity	$2,079,188	$2,175,052

Consolidated Balance Sheets overview
The following is a discussion of the significant changes in the Consolidated Balance Sheets from December 31, 2008.
Deposits with banks; federal funds sold and securities purchased under resale agreements; securities borrowed; federal funds purchased and securities loaned or sold under repurchase agreements
The Firm utilizes deposits with banks, federal funds sold and securities purchased under resale agreements, securities borrowed, and federal funds purchased and securities loaned or sold under repurchase agreements as part of its liquidity management activities to manage the Firm’s cash positions and risk-based capital requirements and to support the Firm’s trading and risk management activities. In particular, the Firm uses securities purchased under resale agreements and securities borrowed to provide funding or liquidity to clients by purchasing and borrowing clients’ securities for the short-term. Federal funds purchased and securities loaned or sold under repurchase agreements are used as short-term funding sources for the Firm and to make securities available to clients for their short-term purposes. The decrease in deposits with banks primarily reflected lower interbank lending compared with the elevated level at the end of 2008. The decrease in securities purchased under resale agreements was largely due to a lower volume of excess funds available for short-term investments. The increase in securities sold under repurchase agreements was partly attributable to favorable pricing and to finance the increase in the AFS securities portfolio. For additional information on the Firm’s Liquidity Risk Management, see pages 49-53 of this Form 10-Q.
Trading assets and liabilities — debt and equity instruments
The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist predominantly of fixed income securities, including government and corporate debt; equity securities, including convertible securities; loans, including prime mortgage and other loans warehoused by RFS and IB for sale or securitization purposes and accounted for at fair value under SFAS 159; and physical commodities inventories. The decrease in trading assets — debt and equity instruments reflected continued balance sheet management during the period as well as the effect of the challenging capital markets environment. For additional information, refer to Note 3 and Note 5 on pages 89-99 and 102-103, respectively, of this Form 10-Q.
Trading assets and liabilities — derivative receivables and payables
Derivative instruments enable end-users to transform or mitigate exposure to credit or market risks. The value of a derivative is derived from its reference to an underlying variable or combination of variables such as interest rate, credit, foreign exchange, equity or commodity prices or indices. JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage risks of market exposures and to make investments. The majority of the Firm’s derivatives are entered into for market-making purposes. The decrease in derivative receivables and payables was primarily related to the effect of the strengthening of the U.S. dollar on foreign exchange, credit and interest rate derivatives. For additional information, refer to derivative contracts, on pages 59-60, Note 3, Note 5 and Note 6 on pages 89-99, 102-103, and 104-111, respectively, of this Form 10-Q.
Securities
Almost all of the securities portfolio is classified as AFS and is used predominantly to manage the Firm’s exposure to interest rate movements, as well as to make strategic longer-term investments. The Firm purchased a significant amount of residential mortgage-backed securities, a majority of which are guaranteed by the U.S. Federal Government and other foreign governments, to position the Firm for the declining interest rate environment experienced in the first quarter. This increase was partially offset by sales of higher coupon instruments as part of this positioning as well as prepayments and maturities. For additional information related to securities, refer to the Corporate/Private Equity segment on pages 39-40, Note 3 and Note 12 on pages 89-99 and 114-119, respectively, of this Form 10-Q.
Loans and allowance for loan losses
The Firm provides loans to a variety of customers, from large corporate and institutional clients to individual consumers. Loans decreased largely reflecting decreases across all wholesale lines of business and the seasonal decline in credit card receivables.
Both the consumer and wholesale components of the allowance for loan losses increased. The consumer allowance rose due to an increase in estimated losses for home equity, mortgage and credit card loans due to the effects of continued housing price declines, rising unemployment and overall weakening economic conditions. The increase in the wholesale allowance was due to the effect of the continuing weakening credit environment. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 53-70, and Notes 3, 4, 14 and 15 on pages 89-99, 99-101, 120-123 and 123-124, respectively, of this Form 10-Q.
Accrued interest and accounts receivable; accounts payable, accrued expense and other liabilities
The Firm’s accrued interest and accounts receivable consist of accrued interest receivable from interest-earning assets; receivables from customers (primarily from activities related to IB’s Prime Services business); receivables from brokers, dealers and clearing organizations; and receivables from failed securities sales. The Firm’s accounts payable, accrued expense and other liabilities consist of accounts payable to customers (primarily from activities related to IB’s Prime Services business), payables to brokers, dealers and clearing organizations; payables from failed securities purchases; accrued expense, including for interest-bearing liabilities; and all other liabilities, including obligations to return securities received as collateral. The decrease in accounts payable, accrued expense and other liabilities partly reflected lower levels of fails as a result of loosening in the market for U.S. Treasury securities.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The increase in goodwill was largely due to purchase accounting adjustments related to the Bear Stearns merger as well as an acquisition of a commodities business by IB. For additional information, see Note 18 on pages 137-139 of this Form 10-Q.
Other intangible assets
The Firm’s other intangible assets consist of MSRs, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles, and other intangibles. MSRs increased due to sales in RFS of originated loans and markups in the fair value of the MSR asset due to changes to inputs and assumptions in the MSR valuation model, offset partially by servicing portfolio run-off. The decrease in other intangible assets primarily reflects amortization expense associated with credit card-related intangibles, core deposit intangibles, and other intangibles. For additional information on MSRs and other intangible assets, see Note 18 on pages 137-139 of this Form 10-Q.

Deposits
The Firm’s deposits represent a liability to customers, both retail and wholesale, related to non-brokerage funds held on their behalf. Deposits are classified by location (U.S. and non-U.S.), whether they are interest- or noninterest-bearing, and by type (i.e., demand, money market, savings, time or negotiable order of withdrawal accounts). Deposits help provide a stable and consistent source of funding for the Firm. Wholesale deposits declined in TSS from the elevated levels at December 31, 2008, which reflected the strong deposit inflows as a result of the heightened volatility and credit concerns affecting the markets during the latter part of 2008; the decline in deposits during the first quarter of 2009, resulted from the mitigation of some of these credit concerns. For more information on deposits, refer to the RFS, TSS and AM segment discussions on pages 21-27, 34-36 and 36-38, respectively, and the Liquidity Risk Management discussion on pages 49-53 of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 32-33 and 34-36, respectively, of this Form 10-Q.
Commercial paper and other borrowed funds
The Firm utilizes commercial paper and other borrowed funds as part of its liquidity management activities to meet short-term funding needs, and in connection with a TSS liquidity management product whereby excess client funds, are transferred into commercial paper overnight sweep accounts. The decrease in other borrowed funds was predominantly due to lower advances from Federal Home Loan Banks and lower nonrecourse advances from the Federal Reserve Bank of Boston (“FRBB”) to fund purchases of asset-backed commercial paper from money market mutual funds. For additional information on the Firm’s Liquidity Risk Management, see pages 49-53 of this Form 10-Q.
Long-term debt and trust-preferred capital debt securities
The Firm utilizes long-term debt and trust-preferred capital debt securities to provide cost-effective and diversified sources of funds and as critical components of the Firm’s liquidity and capital management. Long-term debt and trust-preferred capital debt securities decreased slightly, predominantly due to maturities and redemptions, partially offset by new issuances. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 49-53 of this Form 10-Q.
Stockholders’ equity
The increase in total stockholders’ equity was largely the result of net income for the first three months of 2009; net unrealized gains recorded within accumulated other comprehensive income related to AFS securities; and net issuances under the Firm’s employee stock-based compensation plans. These additions were partially offset by the declaration of cash dividends on preferred and common stocks. The Firm lowered its quarterly dividend from $0.38 to $0.05 per common share, effective with the dividend paid on April 30, 2009. This action will enable the Firm to retain an additional $5.0 billion in common equity per year. For a further discussion, see the Capital Management section that follows, and Note 21 on page 141 of this Form 10-Q.
OFF—BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS
JPMorgan Chase has several types of off—balance sheet arrangements, including arrangements with special-purpose entities (“SPEs”) and the issuance of lending-related financial instruments (e.g., commitments and guarantees). For further discussion of contractual cash obligations, see Off—Balance Sheet Arrangements and Contractual Cash Obligations on page 68 of JPMorgan Chase’s 2008 Annual Report.
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
JPMorgan Chase uses SPEs as a source of liquidity for itself and its clients by securitizing financial assets, and by creating investment products for clients. The Firm is involved with SPEs through multi-seller conduits and investor intermediation activities, and as a result of its loan securitizations through qualifying special-purpose entities (“QSPEs”). For a detailed discussion of all SPEs with which the Firm is involved, and the related accounting, see Note 1 on page 122, Note 16 on pages 168-176 and Note 17 on pages 177-186 of JPMorgan Chase’s 2008 Annual Report.
The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees.

Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., was downgraded below specific levels, primarily “P-1”, “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $53.8 billion and $61.0 billion at March 31, 2009, and December 31, 2008, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitments; or, in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. These commitments are included in other unfunded commitments to extend credit and asset purchase agreements, as shown in the Off-balance sheet lending-related financial instruments and guarantees table on page 45 of this Form 10-Q.
Special-purpose entities revenue
The following table summarizes certain revenue information related to consolidated and nonconsolidated VIEs and QSPEs with which the Firm has significant involvement. The revenue reported in the table below predominantly represents contractual servicing and credit fee income (i.e., income from acting as administrator, structurer or liquidity provider). It does not include mark-to-market gains and losses from changes in the fair value of trading positions (such as derivative transactions) entered into with VIEs. Those gains and losses are recorded in principal transactions revenue.

Revenue from VIEs and QSPEs	Three months ended March 31,
(in millions)	2009	2008

VIEs(a)
Multi-seller conduits	$120	$57
Investor intermediation	20	(3)

Total VIEs	140	54
QSPEs(b)	623	325

Total	$763	$379

(a)	Includes revenue associated with consolidated VIEs and significant nonconsolidated VIEs.

(b)	Excludes servicing revenue from loans sold to and securitized by third parties. The prior-period amount has been revised to conform to the current-period presentation.
Off—balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments) and guarantees to meet customer financing needs. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees historically expire without being drawn, and even higher proportions expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Note 6 and Note 23 on pages 104-111 and 142-144, respectively, of this Form 10-Q, and Credit Risk Management on page 90 and Note 32 and Note 33 on pages 202-210 of JPMorgan Chase’s 2008 Annual Report.

The following table presents the contractual amounts of off-balance sheet lending-related financial instruments and guarantees for the periods indicated.

	March 31, 2009					Dec. 31, 2008
		Due after	Due after
		1 year	3 years
By remaining maturity	Due in 1	through	through	Due after
(in millions)	year or less	3 years	5 years	5 years	Total	Total

Lending-related
Consumer(a)	$662,685	$3,853	$10,308	$66,458	$743,304	$741,507
Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)(e)	94,730	72,677	46,817	8,005	222,229	225,863
Asset purchase agreements(f)	17,407	25,188	3,301	1,464	47,360	53,729
Standby letters of credit and other financial guarantees(c)(g)(h)	24,597	35,648	26,372	2,676	89,293	95,352
Other letters of credit(c)(g)	3,374	527	221	9	4,131	4,927

Total wholesale	140,108	134,040	76,711	12,154	363,013	379,871

Total lending-related	$802,793	$137,893	$87,019	$78,612	$1,106,317	$1,121,378

Other guarantees
Securities lending guarantees(i)	$159,667	$—	$—	$—	$159,667	$169,281
Residual value guarantees	—	670	—	—	670	670
Derivatives qualifying as guarantees(j)	11,282	7,240	34,229	32,881	85,632	83,835

(a)	Includes credit card and home equity lending-related commitments of $642.5 billion and $79.4 billion, respectively, at March 31, 2009, and $623.7 billion and $95.7 billion, respectively, at December 31, 2008. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(b)	Includes unused advised lines of credit totaling $37.1 billion at March 31, 2009, and $36.3 billion at December 31, 2008, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable. See the Glossary of Terms on page 149 of this Form 10-Q for the Firm’s definition of advised lines of credit.

(c)	Includes contractual amount of risk participations totaling $27.9 billion and $28.3 billion at March 31, 2009, and December 31, 2008, respectively.

(d)	Excludes unfunded commitments to third-party private equity funds of $1.5 billion and $1.4 billion at March 31, 2009, and December 31, 2008, respectively. Also excludes unfunded commitments for other equity investments of $877 million and $1.0 billion at March 31, 2009, and December 31, 2008, respectively.

(e)	Includes commitments to investment- and noninvestment-grade counterparties in connection with leveraged acquisitions of $3.2 billion and $3.6 billion at March 31, 2009, and December 31, 2008, respectively.

(f)	Largely represents asset purchase agreements to the Firm’s administered multi-seller, asset-backed commercial paper conduits. The maturity is based on the weighted-average life of the underlying assets in the SPE, which are based on the remaining life of each conduit transaction’s committed liquidity facilities plus either the expected weighted-average life of the assets should the committed liquidity facilities expire without renewal, or the expected time to sell the underlying assets in the securitization market. It also includes $96 million of asset purchase agreements to other third-party entities at both March 31, 2009, and December 31, 2008.

(g)	JPMorgan Chase held collateral on standby letters of credit and other letters of credit of $28.0 billion and $1.0 billion, respectively, at March 31, 2009, and $31.0 billion and $1.0 billion, respectively, at December 31, 2008.

(h)	Includes unissued standby letters-of-credit commitments of $37.2 billion and $39.5 billion at March 31, 2009, and December 31, 2008, respectively.

(i)	Collateral held by the Firm in support of securities lending indemnification agreements was $160.5 billion and $170.1 billion at March 31, 2009, and December 31, 2008, respectively. Securities lending collateral is comprised primarily of cash, securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(j)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 32 and Note 33 on pages 202-210 of JPMorgan Chase’s 2008 Annual Report.
CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2008, and should be read in conjunction with Capital Management on pages 70-73 of JPMorgan Chase’s 2008 Annual Report.
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

Line of business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers. Return on common equity is measured and internal targets for expected returns are established as key measures of a business segment’s performance.
In accordance with SFAS 142, the lines of business perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical Accounting Estimates Used by the Firm and Note 18 on pages 110-111 and 186-187, respectively, of JPMorgan Chase’s 2008 Annual Report, and Note 18 on pages 137-139 of this Form 10-Q.

Line of business equity
(in billions)	March 31, 2009	December 31, 2008

Investment Bank	$33.0	$33.0
Retail Financial Services	25.0	25.0
Card Services	15.0	15.0
Commercial Banking	8.0	8.0
Treasury & Securities Services	5.0	4.5
Asset Management	7.0	7.0
Corporate/Private Equity	45.2	42.4

Total common stockholders’ equity	$138.2	$134.9

Line of business equity	Average for the period
(in billions)	1Q09	4Q08	1Q08

Investment Bank	$33.0	$33.0	$22.0
Retail Financial Services	25.0	25.0	17.0
Card Services	15.0	15.0	14.1
Commercial Banking	8.0	8.0	7.0
Treasury & Securities Services	5.0	4.5	3.5
Asset Management	7.0	7.0	5.0
Corporate/Private Equity	43.5	46.3	56.0

Total common stockholders’ equity	$136.5	$138.8	$124.6

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital primarily based on four risk factors: credit risk, market risk, operational risk and private equity risk.

Economic risk capital	Quarterly Averages
(in billions)	1Q09	4Q08	1Q08

Credit risk	$55.0	$46.3	$32.9
Market risk	15.0	14.0	8.7
Operational risk	9.1	7.5	5.6
Private equity risk	4.6	5.6	4.3

Economic risk capital	83.7	73.4	51.5
Goodwill	48.1	46.8	45.7
Other(a)	4.7	18.6	27.4

Total common stockholders’ equity	$136.5	$138.8	$124.6

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
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

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at March 31, 2009, and December 31, 2008. The table indicates that the Firm and its significant banking subsidiaries were well-capitalized at each such date.

				Adjusted	Tier 1	Total	Tier 1
	Tier 1		Risk-weighted	average	capital	capital	leverage
(in millions, except ratios)	capital	Total capital	assets(d)	assets(e)	ratio	ratio	ratio

March 31, 2009(a)
JPMorgan Chase & Co.	$137,144 (c)	$183,109	$1,207,490	$1,923,186	11.4%	15.2%	7.1%
JPMorgan Chase Bank, N.A.	100,437	143,038	1,113,618	1,651,574	9.0	12.8	6.1
Chase Bank USA, N.A.	11,068	12,649	92,063	82,881	12.0	13.7	13.4

December 31, 2008(a)
JPMorgan Chase & Co.	$136,104	$184,720	$1,244,659	$1,966,895	10.9%	14.8%	6.9%
JPMorgan Chase Bank, N.A.	100,594	143,854	1,153,039	1,705,750	8.7	12.5	5.9
Chase Bank USA, N.A.	11,190	12,901	101,472	87,286	11.0	12.7	12.8

Well-capitalized ratios(b)					6.0%	10.0%	5.0	%(f)
Minimum capital ratios(b)					4.0	8.0	3.0	(g)

(a)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

(c)	The FASB has been deliberating certain amendments to both SFAS 140 and FIN 46R that may impact the accounting for transactions that involve QSPEs and VIEs. Based on the provisions of the current proposal and the Firm’s interpretation of the proposal, the Firm estimates that the impact of consolidation of the Firm’s QSPEs (including the Chase Issuance Trust; the “Trust”) and VIEs in accordance with those amendments could be up to $145 billion; the resulting decrease in the Tier 1 capital ratio could be approximately 80 basis points. The ultimate impact could differ significantly due to the FASB’s continuing deliberations on the final provisions of the rule amendments and market conditions. Subsequent to March 31, 2009, the Firm expects to take certain actions to the Trust, including (i) designating as “discount receivables” a percentage of new card receivables for inclusion in the Trust, which will have the effect of increasing the yield in the Trust and (ii) increasing the level of subordination required for the outstanding notes issued by the Trust. The impact of these actions would be to affect the Firm’s Tier 1 capital ratio; this effect is included in (and is not additive to) the 80 basis points negative impact to Tier 1 capital noted above.

(d)	Includes off-balance sheet risk-weighted assets of $337.7 billion, $315.5 billion and $19.6 billion, respectively, at March 31, 2009, and of $357.5 billion, $332.2 billion and $18.6 billion, respectively, at December 31, 2008, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.

(e)	Adjusted average assets, for purposes of calculating the leverage ratio, include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(f)	Represents requirements for banking subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(g)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4% depending on factors specified in regulations issued by the Federal Reserve and OCC.

Note:	Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $1.0 billion at March 31, 2009, and $1.1 billion at December 31, 2008. Additionally, the Firm had deferred tax liabilities resulting from tax-deductible goodwill of $1.5 billion at March 31, 2009, and $1.6 billion at December 31, 2008.
The Firm’s Tier 1 capital was $137.1 billion at March 31, 2009, compared with $136.1 billion at December 31, 2008, an increase of $1.0 billion.
The following table presents the changes in Tier 1 capital for the quarter ended March 31, 2009.

Tier 1 capital, December 31, 2008 (in millions)	$136,104

Net income	2,141
Net issuance of common stock under employee stock-based compensation plans	585
Dividends	(667)
DVA on structured debt and derivative liabilities	(652)
Goodwill and other nonqualifying intangibles (net of deferred tax liabilities)	(275)
Other	(92)

Increase in Tier 1 capital	1,040

Tier 1 capital, March 31, 2009	$137,144

Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 30 on pages 200-201 of JPMorgan Chase’s 2008 Annual Report.

Capital Purchase Program
Pursuant to the Capital Purchase Program, on October 28, 2008, the Firm issued to the U.S. Treasury, for total proceeds of $25.0 billion, (i) 2.5 million shares of Series K Preferred Stock, and (ii) a warrant to purchase up to 88,401,697 shares of the Firm’s common stock, at the exercise price of $42.42 per share, subject to certain antidilution and other adjustments. For a discussion of the Capital Purchase Program (“CPP”), including restrictions on the Firm’s ability to pay dividends and repurchase or redeem common stock or any other equity securities of the Firm, see Capital Purchase Program on page 72 of JPMorgan Chase’s 2008 Annual Report.
The Tier 1 capital for JPMorgan Chase included in the table above includes the impact of $25.0 billion of capital invested by the U.S. Treasury. JPMorgan Chase also measures its capital strength excluding the impact of the capital received under the CPP. Excluding the capital invested by the U.S. Treasury, JPMorgan Chase’s Tier 1 capital and Tier 1 capital ratio were $112.1 billion and 9.3%, and $111.1 billion and 8.9% at March 31, 2009, and December 31, 2008, respectively.
Basel II
The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (“Basel II”), and in December 2007, U.S. banking regulators published a final Basel II rule. The final U.S. rule will require JPMorgan Chase to implement Basel II at the holding company level, as well as at certain key U.S. bank subsidiaries. The U.S. implementation timetable consists of a qualification period, starting any time between April 1, 2008, and April 1, 2010, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on current (“Basel I”) regulations. JPMorgan Chase expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required. Equity requirements calculated in accordance with Basel II are expected to be more dynamic over time than equity requirements calculated under Basel I because the drivers of such equity requirements are intended to be a more dynamic reflection of the Firm’s risk profile and balance sheet composition. For additional information, see Basel II, on page 72 of JPMorgan Chase’s 2008 Annual Report.
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
JPMorgan Securities and J.P. Morgan Clearing Corp. have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At March 31, 2009, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, of $8.5 billion exceeded the minimum requirement by $7.9 billion. In addition to its net capital requirements, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of March 31, 2009, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
J.P. Morgan Clearing Corp., a subsidiary of JPMorgan Securities, provides clearing and settlement services. At March 31, 2009, J.P. Morgan Clearing Corp.’s net capital, as defined by the Net Capital Rule, of $4.9 billion exceeded the minimum requirement by $3.5 billion.

Dividends
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009. The action will enable the Firm to retain an additional $5.0 billion in common equity per year and was taken in order to help ensure that the Firm’s balance sheet retained the capital strength necessary to weather a further decline in economic conditions. The Firm expects to maintain the dividend at this level for the time being. The Firm intends to return to a more normalized dividend payout ratio as soon as feasible after the environment has stabilized. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.38 per share for each quarter of 2008.
The Firm’s ability to pay dividends is subject to restrictions. For information regarding such restrictions, see Capital Purchase Program on page 72, and Note 24 and Note 29 on pages 193-194 and 199, respectively, of JPMorgan Chase’s 2008 Annual Report.
Issuance
The Firm did not issue any common or preferred stock during the first quarter of 2009.
Stock repurchases
The Firm has a stock repurchase program pursuant to which it is authorized to repurchase shares of its stock. The Purchase Agreement concerning the issuance and sale of the Series K Preferred Stock to the U.S. Treasury contains limitations on the Firm’s ability to repurchase its capital stock. See Capital Purchase Program on page 72 of JPMorgan Chase’s 2008 Annual Report. During the three months ended March 31, 2009 and 2008, the Firm did not repurchase any shares. As of March 31, 2009, $6.2 billion of authorized repurchase capacity remained under the current $10.0 billion stock repurchase program. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on page 160 of this Form 10-Q.
The authorization to repurchase stock will be utilized at management’s discretion, and the timing of purchases and the exact number of shares purchased will depend on any limitations on the Firm’s ability to repurchase its stock (such as the terms of the purchase agreement for the Series K Preferred Stock), market conditions and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time.
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
For further discussion of these risks, see pages 74-106 of JPMorgan Chase’s 2008 Annual Report and the information below.
LIQUIDITY RISK MANAGEMENT
The following discussion of JPMorgan Chase’s liquidity management framework highlights developments since December 31, 2008, and should be read in conjunction with pages 76-80 of JPMorgan Chase’s 2008 Annual Report.
The ability to maintain a sufficient level of liquidity is crucial to financial services companies, particularly their ability to maintain appropriate levels of liquidity during periods of adverse conditions. The Firm’s funding strategy is to ensure liquidity and diversity of funding sources to meet actual and contingent liabilities through both stable and adverse conditions.
JPMorgan Chase uses a centralized approach for liquidity risk management. Global funding is managed by Corporate Treasury, using regional expertise as appropriate. Management believes that a centralized framework maximizes liquidity access, minimizes funding costs and permits identification and coordination of global liquidity risk.
Recent events
On February 23, 2009, JPMorgan Chase announced a reduction in the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009.

This action will enable the Firm to retain an additional $5.0 billion in common equity per year. For additional information, see Capital Management — Dividends, on page 49 of this Form 10-Q.
On February 24, 2009, Standard & Poor’s lowered its ratings on the trust preferred capital debt and noncumulative perpetual preferred securities of JPMorgan Chase & Co. from “A-” to “BBB+.” On April 2, 2009, Standard & Poor’s placed the subordinated credit card asset-backed securities of the Chase Issuance Trust and the Chase Credit Card Master Trust on negative credit watch. On March 4, 2009, Moody’s revised its outlook of JPMorgan Chase & Co. from stable to negative. On April 6, 2009, Moody’s placed $6.4 billion of subordinated credit card asset-backed securities of the Chase Issuance Trust and the Chase Credit Card Master Trust on review for possible downgrade. (For additional information, see Credit Ratings on pages 52-53 of this Form 10-Q).
On March 30, 2009, the Federal Reserve announced that effective April 27, 2009, it will reduce the amount it will lend against certain loans pledged as collateral to the Federal Reserve Banks for discount window or payment system risk purposes, to reflect recent trends in the values of those types of loans. JPMorgan Chase maintains sufficient levels of eligible collateral to pledge to the Federal Reserve to replace the announced reduction in collateral value and, accordingly this change by the Federal Reserve will not have a material impact on the Firm’s aggregate funding capacity.
Despite the market events that occurred during 2008, which continued to affect financial institutions during the first quarter of 2009, as well as the aforementioned actions by the ratings agencies, the Firm believes its liquidity position remained strong, based on its liquidity metrics as of March 31, 2009. The Firm believes that its unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations. JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets. In addition, during the first quarter of 2009, the Firm raised funds at the parent holding company in excess of its minimum threshold to cover its obligations and those of its nonbank subsidiaries maturing over the next 12 months.
Funding
Sources of funds
The deposits held by the RFS, CB, TSS and AM lines of business are generally a consistent source of funding for JPMorgan Chase Bank, N.A. As of March 31, 2009, total deposits for the Firm were $907.0 billion. During the latter half of 2008, the Firm’s deposits increased due in part to heightened volatility and credit concerns in the markets. As a result of the mitigation of some of those credit concerns in the first quarter of 2009, the Firm’s deposits, predominantly wholesale, decreased by $102.3 billion, from $1.0 trillion at December 31, 2008.
A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes or market volatility and therefore are considered more stable than market-based (i.e., wholesale) liability balances. In addition, through the normal course of business, the Firm benefits from substantial liability balances originated by RFS, CB, TSS and AM. These franchise-generated liability balances include deposits and deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements), a significant portion of which are considered to be stable and consistent sources of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 17-38 and 41-43, respectively, of this Form 10-Q.
Additional sources of funding include a variety of unsecured short- and long-term instruments, including federal funds purchased, certificates of deposit, time deposits, bank notes, commercial paper, long-term debt, trust-preferred capital debt securities, preferred stock and common stock. Secured sources of funding include securities loaned or sold under repurchase agreements, asset securitizations, borrowings from the Federal Reserve (including discount window borrowings, the Primary Dealer Credit Facility and the Term Auction Facility) and borrowings from Federal Home Loan Banks. However, the Firm does not view borrowings from the Federal Reserve as a primary means of funding.
Issuance
During the first three months of 2009, the Firm issued approximately $13.8 billion of FDIC-guaranteed long-term debt for general corporate purposes under the TLG Program. The Firm also issued $4.0 billion of IB structured notes that are included within long-term debt. The issuances of long-term debt were more than offset by $18.7 billion of such securities that matured or were redeemed during the three months ended March 31, 2009, including $8.8 billion of IB structured notes. During the first three months of 2009, the Firm securitized $3.9 billion of credit card loans. For further discussion of loan securitizations, see Note 16 on pages 124-130 of this Form 10-Q. In April 2009, the Firm issued €2.0 billion ($2.6 billion) of non-FDIC guaranteed debt in the Euro market and $3.0 billion of non-FDIC guaranteed debt in the U.S. market. JPMorgan Chase was one of the first U.S. financial institutions to access the Euro and U.S. markets without the benefit of the TLG Program, which became effective on October 14, 2008.

Replacement capital covenants
In connection with the issuance of certain of its trust-preferred capital debt securities and its noncumulative perpetual preferred stock, the Firm has entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holders of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of such trust-preferred capital debt securities and noncumulative perpetual preferred stock except, with limited exceptions, to the extent that JPMorgan Chase has received, in each such case, specified amounts of proceeds from the sale of certain qualifying securities. Currently the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, reference is made to the respective RCCs entered into by the Firm in connection with the issuances of such trust-preferred capital debt securities and noncumulative perpetual preferred stock, which are filed with the U.S. Securities and Exchange Commission under cover of Forms 8-K.
Cash flows
Cash and due from banks was $26.7 billion and $46.9 billion at March 31, 2009 and 2008, respectively. These balances decreased $214 million and increased $6.7 billion from December 31, 2008 and 2007, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the first three months of 2009 and 2008.
Cash flows from operating activities
JPMorgan Chase’s operating assets and liabilities support the Firm’s capital markets and lending activities, including the origination or purchase of loans initially designated as held-for-sale. The operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by client-driven activities, market conditions and trading strategies. Management believes cash flows from operations, available cash balances and the Firm’s ability to generate cash through short- and long-term borrowings are sufficient to fund the Firm’s operating liquidity needs.
For the three months ended March 31, 2009, net cash provided by operating activities was $50.8 billion, largely due to a decline in trading activity reflecting continued balance sheet management during the period as well as the effect of the challenging capital markets environment. In addition, net cash generated from operating activities was higher than net income, largely as a result of noncash adjustments for operating items such as the provision for credit losses, stock-based compensation, and depreciation and amortization. Proceeds from sales, securitizations and paydowns of loans originated or purchased with an initial intent to sell were slightly higher than cash used to acquire such loans, but the cash flows from these loan activities remain at a significantly reduced level as a result of the continued volatility and stress in the markets.
For the three months ended March 31, 2008, net cash used in operating activities was $2.4 billion, which supported growth in the Firm’s capital markets and certain lending activities during the period, and loans originated or purchased with an initial intent to sell; however, these activities were at a low level in the first quarter of 2008 as a result of the turmoil in the markets since the last half of 2007.
Cash flows from investing activities
The Firm’s investing activities predominantly include originating loans to be held for investment, other receivables, the AFS securities portfolio and other short-term investment vehicles. For the three months ended March 31, 2009, net cash of $2.8 billion was provided by investing activities, primarily from a decrease in deposits with banks, as interbank lending declined relative to the elevated level at the end of 2008; a decrease in securities purchased under resale agreements, reflecting a lower volume of excess cash available for short-term investments; a net decrease in the loan portfolio, reflecting declines across all wholesale businesses, the seasonal decline in credit card receivables, and credit card securitization activities; and net maturities of asset-backed commercial paper purchased from money market mutual funds in connection with a special Federal Reserve Bank of Boston (“FRBB”) lending facility. Largely offsetting these cash proceeds were net purchases of AFS securities to manage the Firm’s exposure to a declining interest rate environment.
For the three months ended March 31, 2008, net cash of $68.5 billion was used in investing activities, primarily for purchases of AFS securities to manage the Firm’s exposure to interest rates; net additions to the retained wholesale and consumer (primarily home equity) loans portfolios; and to increase deposits with banks as the result of the availability of excess cash for short-term investment opportunities. Partially offsetting these uses of cash were cash proceeds received from sales and maturities of AFS securities; credit card securitization activities; the seasonal decline in credit card receivables; and cash received from the sale of an investment, net of acquisitions.

Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to customer deposits, issuance of long-term debt and trust-preferred capital debt securities, and issuance of preferred and common stock. In the first three months of 2009, net cash used in financing activities was $53.4 billion reflecting a decline in wholesale deposits in TSS, compared with the elevated level during the latter part of 2008 due to the heightened volatility and credit concerns in the markets — during the first quarter of 2009 some of the credit concerns were mitigated. In addition, there was a decline in other borrowings due to net repayments of advances from Federal Home Loan Banks and nonrecourse advances from the FRBB to fund the purchase of asset-backed commercial paper from money market mutual funds; net repayments of long-term debt as proceeds from new issuances (including $13.8 billion of FDIC-guaranteed debt issued under the TLG Program and $4.0 billion of IB structured notes) were more than offset by repayments; and the payment of cash dividends. Cash proceeds resulted from an increase in securities loaned or sold under repurchase agreements, partly attributable to favorable pricing and to finance the Firm’s increased AFS securities portfolio. There were no open-market stock repurchases during the first three months of 2009.
In the first three months of 2008, net cash provided by financing activities was $77.3 billion, due to increases in wholesale interest- and noninterest-bearing deposits, largely in TSS, and in consumer deposits, in particular interest-bearing deposits in RFS; increases in federal funds purchased and securities sold under repurchase agreements, in connection with higher short-term requirements to fulfill clients’ demand for liquidity and fund the AFS securities portfolio; and net new issuance of long-term debt. Cash was used for the payment of cash dividends, but there were no open-market stock repurchases.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected. For additional information on the impact of a credit-rating downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 43-44 and Ratings profile of derivative receivables marked to market (“MTM”) on page 60 and Note 6 on pages 104-111 of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.
The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of March 31, 2009, were as follows.

	Short-term debt					Senior long-term debt
	Moody’s		S&P		Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P	-1	A-1		F1+	Aa3	A+	AA-
JPMorgan Chase Bank, N.A.	P	-1	A-1	+	F1+	Aa1	AA-	AA-
Chase Bank USA, N.A.	P	-1	A-1	+	F1+	Aa1	AA-	AA-

On March 4, 2009, Moody’s revised the outlook on the Firm to negative from stable. This action was the result of Moody’s view that the Firm’s capital generation will be adversely affected by higher credit costs due to the global recession.
On February 24, 2009, S&P lowered the ratings on the trust preferred debt capital securities and other hybrid securities of 45 U.S. financial institutions, including those of JPMorgan Chase & Co. The Firm’s trust preferred capital debt and non cumulative perpetual preferred securities ratings were lowered from A- to BBB+. This action was the result of S&P’s general view that there is an increased likelihood that issuers may suspend interest and dividend payments in the current environment.

On April 2, 2009, S&P placed $2.8 billion of subordinated and certain mezzanine credit card asset-backed securities of the Chase Issuance Trust and the Chase Credit Card Master Trust on negative credit watch. The ratings on $72 billion of currently outstanding senior and mezzanine securities were not affected. The action was the result of S&P’s view that the ratings on certain subordinate securities will come under stress as trust losses continue to accelerate in the current economic environment. On April 6, 2009, Moody’s placed $6.4 billion of subordinated credit card asset-backed securities of the Chase Issuance Trust and the Chase Credit Card Master Trust on review for possible downgrade. The action was the result of Moody’s view that several of the trusts’ collateral performance measures had deteriorated and would continue to deteriorate due to a worsening economic environment. The ratings on the Firm’s asset-backed securities programs are independent from the Firm’s corporate ratings.
Ratings from S&P and Fitch on JPMorgan Chase & Co. and its principal bank subsidiaries remained unchanged from December 31, 2008. At March 31, 2009, S&P’s current outlook remained negative, while Fitch’s outlook remained stable. The recent rating actions by Moody’s did not have a material impact on the cost or availability of the Firm’s funding. If the Firm’s senior long-term debt ratings were downgraded by one additional notch, the Firm believes the incremental cost of funds or loss of funding would be manageable, within the context of current market conditions and the Firm’s liquidity resources. JPMorgan Chase’s unsecured debt other than, in certain cases, IB structured notes does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, nor contain collateral provisions or the creation of an additional financial obligation, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, cash flows or stock price. To the extent any IB structured notes do contain such provisions, the Firm believes that, in the event of an acceleration of payments or maturities or provision of collateral, the securities used by the Firm to risk-manage such structured notes, together with other liquidity resources, are expected to generate funds sufficient to satisfy the Firm’s obligations.
CREDIT RISK MANAGEMENT
The following pages include a discussion of JPMorgan Chase’s credit portfolio as of March 31, 2009, highlighting developments since December 31, 2008. This section should be read in conjunction with pages 80-99 and pages 107-108 and Notes 14, 15, 33, and 34 of JPMorgan Chase’s 2008 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card receivables that have been securitized. For a reconciliation of the provision for credit losses on a reported basis to managed basis, see pages 14-15 of this Form 10-Q.
CREDIT PORTFOLIO
The following table presents JPMorgan Chase’s credit portfolio as of March 31, 2009, and December 31, 2008. Total credit exposure at March 31, 2009, decreased by $85.1 billion from December 31, 2008, reflecting decreases of $69.6 billion in the wholesale portfolio and $15.5 billion in the consumer portfolio. During the first quarter of 2009, loans decreased by $37.0 billion, derivative receivables decreased by $31.4 billion, lending-related commitments decreased by $15.1 billion and customer receivables decreased by $1.6 billion.
While overall portfolio exposure declined, the Firm provided over $150 billion in new loans and lines of credit to retail and wholesale clients in the first quarter of 2009, including individual consumers, small businesses, large corporations, not-for-profit organizations, states and municipalities, and other financial institutions.

In the table below, reported loans include loans accounted for at fair value and loans held-for-sale (which are carried at the lower of cost or fair value with changes in value recorded in noninterest revenue); however, the held-for-sale loans and loans accounted for at fair value are excluded from the average loan balances used for the net charge-off rate calculations.

	Credit		Nonperforming		90 days past due
	exposure		assets(h)(i)		and still accruing
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
(in millions)	2009	2008	2009	2008	2009	2008

Total credit portfolio
Loans retained(a)	$692,828	$728,915	$11,344	$8,921	$3,929	$3,275
Loans held-for-sale	9,441	8,287	20	12	—	—
Loans at fair value	5,974	7,696	37	20	—	—

Loans — reported(a)	$708,243	$744,898	$11,401	$8,953	$3,929	$3,275
Loans — securitized(b)	85,220	85,571	—	—	2,362	1,802

Total managed loans	793,463	830,469	11,401	8,953	6,291	5,077
Derivative receivables	131,247	162,626	1,010	1,079	—	—
Receivables from customers(c)	14,504	16,141	—	—	—	—

Total managed credit-related assets	939,214	1,009,236	12,411	10,032	6,291	5,077
Lending-related commitments(d)(e)	1,106,317	1,121,378	NA	NA	NA	NA

Assets acquired in loan satisfactions
Real estate owned	NA	NA	2,098	2,533	NA	NA
Other	NA	NA	145	149	NA	NA

Total assets acquired in loan satisfactions	NA	NA	2,243	2,682	NA	NA

Total credit portfolio	$2,045,531	$2,130,614	$14,654	$12,714	$6,291	$5,077

Net credit derivative hedges notional(f)	$(74,768)	$(91,451)	$(17)	$—	NA	NA
Collateral held against derivatives(g)	(15,488)	(19,816)	NA	NA	NA	NA

	Three months ended March 31,
			Average annual net
	Net charge-offs		charge-off rate
(in millions, except ratios)	2009	2008	2009	2008

Total credit portfolio
Loans — reported	$4,396	$1,906	2.51%	1.53%
Loans — securitized(b)	1,464	681	6.93	3.70

Total managed loans	$5,860	$2,587	2.98%	1.81%

(a)	Loans are presented net of unearned income and net deferred loan fees of $796 million and $694 million at March 31, 2009, and December 31, 2008, respectively. For additional information, see Note 14 on pages 120-123 of this Form 10-Q.

(b)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Card Services on pages 28-31 of this Form 10-Q.

(c)	Primarily represents margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(d)	Included credit card and home equity lending-related commitments of $642.5 billion and $79.4 billion, respectively, at March 31, 2009; and $623.7 billion and $95.7 billion, respectively, at December 31, 2008. For additional information, see pages 44-45 of this Form 10-Q.

(e)	Includes unused advised lines of credit totaling $37.1 billion at March 31, 2009, and $36.3 billion at December 31, 2008, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable. See the Glossary of Terms on page 149 of this Form 10-Q for the Firm’s definition of advised lines of credit.

(f)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. For additional information, see pages 60-61 of this Form 10-Q.

(g)	Represents other liquid securities-collateral held by the Firm as of March 31, 2009, and December 31, 2008, respectively.

(h)	Excludes nonperforming loans and assets related to: (1) loans eligible for repurchase, as well as loans repurchased from GNMA pools that are insured by U.S. government agencies, of $4.6 billion and $3.3 billion at March 31, 2009, and December 31, 2008, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $433 million and $437 million at March 31, 2009, and December 31, 2008, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(i)	Excludes home lending purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing under SOP 03-3. Also excludes loans held-for-sale and loans at fair value.

WHOLESALE CREDIT PORTFOLIO
As of March 31, 2009, wholesale exposure (IB, CB, TSS and AM) decreased by $69.6 billion from December 31, 2008, due to decreases of $31.4 billion of derivative receivables, $19.8 billion of loans, $16.8 billion of lending-related commitments and $1.6 billion of receivables from customers. The decrease in derivative receivables was primarily related to the effect of the strengthening of the U.S. dollar on foreign exchange, credit and interest rate derivative receivables. Loans and lending-related commitments decreased across all wholesale lines of business, as lower customer demand continued to affect the level of lending activity.

	Credit		Nonperforming		90 days past due
	exposure		assets(f)		and still accruing
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
(in millions)	2009	2008	2009	2008	2009	2008

Loans retained(a)	$230,534	$248,089	$3,605	$2,350	$179	$163
Loans held-for-sale	5,776	6,259	20	12	—	—
Loans at fair value	5,974	7,696	37	20	—	—

Loans — reported	$242,284	$262,044	$3,662	$2,382	$179	$163
Derivative receivables	131,247	162,626	1,010	1,079	—	—
Receivables from customers(b)	14,504	16,141	—	—	—	—

Total wholesale credit-related assets	388,035	440,811	4,672	3,461	179	163

Lending-related commitments(c)	363,013	379,871	NA	NA	NA	NA

Total wholesale credit exposure	$751,048	$820,682	$4,672	$3,461	$179	$163

Credit derivative hedges notional(d)	$(74,768)	$(91,451)	$(17)	$—	NA	NA
Collateral held against derivatives(e)	(15,488)	(19,816)	NA	NA	NA	NA

(a)	Includes $210 million and $224 million of purchased credit-impaired loans at March 31, 2009, and December 31, 2008, respectively, which are accounted for in accordance with SOP 03-3. They are considered nonperforming loans, because the timing and amount of expected future cash flows is not reasonably estimable. For additional information, see Note 14 on pages 120-123 of this Form 10-Q.

(b)	Represents margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(c)	Includes unused advised lines of credit totaling $37.1 billion at March 31, 2009, and $36.3 billion at December 31, 2008, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable.

(d)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. For additional information, see pages 60-61 of this Form 10-Q.

(e)	Represents other liquid securities collateral held by the Firm as of March 31, 2009, and December 31, 2008, respectively.

(f)	Excludes assets acquired in loan satisfactions. See the wholesale nonperforming assets by line of business segment table for additional information.
The following table presents net charge-offs for the three months ended March 31, 2009 and 2008. The amounts in the table below do not include gains from the sales of nonperforming loans.

Net charge-offs
Wholesale	Three months ended March 31,
(in millions, except ratios)	2009	2008

Loans — reported
Net charge-offs	$191	$92
Average annual net charge-off rate(a)	0.32%	0.18%

(a)	Excludes average wholesale loans held-for-sale and loans at fair value of $13.3 billion and $20.1 billion for the quarters ended March 31, 2009 and 2008, respectively.

The following table presents the change in the nonperforming loan portfolio for the three months ended March 31, 2009 and 2008.
Nonperforming loan activity

Wholesale	Three months ended March 31,
(in millions)	2009	2008

Beginning balance at January 1	$2,382	$514
Additions	1,652	590

Reductions:
Paydowns and other	165	177
Gross charge-offs	206	130
Returned to performing	1	9
Sales	—	7

Total reductions	372	323

Net additions (reductions)	1,280	267

Ending balance	$3,662	$781

The following table presents wholesale nonperforming assets by business segment as of March 31, 2009, and December 31, 2008.

	March 31, 2009
	Nonperforming				Assets acquired in loan satisfactions
							Nonperforming
(in millions)	Loans		Derivatives		Real estate owned	Other	assets

Investment Bank	$1,795		$1,010	(b)	$236	$—	$3,041
Commercial Banking	1,531		—		108	12	1,651
Treasury & Securities Services	30		—		—	—	30
Asset Management	301		—		2	16	319
Corporate/Private Equity	5		—		—	—	5

Total	$3,662	(a)	$1,010		$346	$28	$5,046

	December 31, 2008
	Nonperforming				Assets acquired in loan satisfactions
							Nonperforming
(in millions)	Loans		Derivatives		Real estate owned	Other	assets

Investment Bank	$1,175		$1,079	(b)	$247	$—	$2,501
Commercial Banking	1,026		—		102	14	1,142
Treasury & Securities Services	30		—		—	—	30
Asset Management	147		—		—	25	172
Corporate/Private Equity	4		—		—	—	4

Total	$2,382	(a)	$1,079		$349	$39	$3,849

(a)	The Firm holds allowance for loan losses of $1.2 billion and $712 million related to these nonperforming loans resulting in allowance coverage ratios of 33% and 30% at March 31, 2009, and December 31, 2008, respectively. Wholesale nonperforming loans represent 1.51% and 0.91% of total wholesale loans at March 31, 2009, and December 31, 2008.

(b)	Nonperforming derivatives represent less than 1% of the total derivative receivables net of cash collateral at both March 31, 2009, and December 31, 2008.

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of March 31, 2009, and December 31, 2008. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.
Wholesale credit exposure — maturity and ratings profile

	Maturity profile(d)				Ratings profile
					Investment-	Noninvestment-
		Due after 1			grade (“IG”)	grade
At March 31, 2009	Due in 1	year through	Due after		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	year or less	5 years	5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	31%	43%	26%	100%	$141	$90	$231	61%
Derivative receivables	29	35	36	100	106	25	131	81
Lending-related commitments	39	58	3	100	300	63	363	83

Total excluding loans held-for-sale and loans at fair value	34%	50%	16%	100%	$547	$178	$725	75%
Loans held-for-sale and loans at fair value(a)							12
Receivables from customers(b)							14

Total exposure							$751

Net credit derivative hedges notional(c)	38%	55%	7%	100%	$(66)	$(9)	$(75)	88%

	Maturity profile(d)				Ratings profile
					Investment-	Noninvestment-
		Due after 1			grade (“IG”)	grade
At December 31, 2008	Due in 1	year through	Due after		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	year or less	5 years	5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	32%	43%	25%	100%	$161	$87	$248	65%
Derivative receivables	31	36	33	100	127	36	163	78
Lending-related commitments	37	59	4	100	317	63	380	83

Total excluding loans held-for-sale and loans at fair value	34%	50%	16%	100%	$605	$186	$791	77%
Loans held-for-sale and loans at fair value(a)							14
Receivables from customers(b)							16

Total exposure							$821

Net credit derivative hedges notional(c)	47%	47%	6%	100%	$(82)	$(9)	$(91)	90%

(a)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.

(b)	Primarily represents margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(c)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.

(d)	The maturity profile of loans and lending-related commitments is based on the remaining contractual maturity. The maturity profile of derivative receivables is based on the maturity profile of average exposure. See page 87 of JPMorgan Chase’s 2008 Annual Report for further discussion of average exposure.

Wholesale credit exposure — selected industry concentration
The Firm focuses on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns. At March 31, 2009, the top 15 industries were the same as those at December 31, 2008.

	March 31, 2009		December 31, 2008
	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(d)	Portfolio	exposure(d)	Portfolio

Exposure by industry(a)
Real estate	$81,339	11%	$83,799	11%
Banks and finance companies	62,934	9	75,577	10
Healthcare	38,021	5	38,032	5
State and municipal governments	34,576	5	35,954	5
Utilities	34,198	5	34,246	4
Asset managers	33,341	5	49,256	6
Retail and consumer services	31,763	4	32,714	4
Consumer products	28,034	4	29,766	4
Securities firms and exchanges	26,906	4	25,590	3
Oil and gas	23,934	3	24,746	3
Insurance	16,552	2	17,744	2
Media	16,059	2	17,254	2
Metals/mining	14,937	2	14,980	2
Technology	14,825	2	17,555	2
Central government	14,032	2	15,259	2
All other(b)	253,343	35	278,114	35

Subtotal	$724,794	100%	$790,586	100%

Loans held-for-sale and loans at fair value(c)	11,750		13,955
Receivables from customers	14,504		16,141

Total	$751,048		$820,682

(a)	Rankings are based on exposure at March 31, 2009. The industries presented in the December 31, 2008, table reflect the same rankings of the exposure at March 31, 2009.

(b)	For more information on exposures to SPEs included in all other, see Note 17 on pages 131-136 of this Form 10-Q.

(c)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.

(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

Wholesale criticized exposure
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/”Caa1” and lower, as defined by S&P and Moody’s. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, increased to $29.9 billion at March 31, 2009, from $26.0 billion at year-end 2008. The increase was primarily related to downgrades within the portfolio, mainly in IB.

	March 31, 2009		December 31, 2008
	Credit	% of	Credit	% of
(in millions, except ratios)	exposure	portfolio	exposure	portfolio

Exposure by industry(a)
Real estate	$10,004	33%	$7,737	30%
Banks and finance companies	2,760	9	2,849	11
Media	2,103	7	1,674	6
Automotive	2,011	7	1,775	7
Building materials/construction	1,724	6	1,363	5
Retail and consumer services	1,350	5	1,311	5
Technology	1,256	4	230	1
Agricultural/paper manufacturing	684	2	819	3
Asset managers	655	2	792	3
Insurance	653	2	726	3
Consumer products	627	2	712	3
Metals and mining	544	2	591	2
Chemicals/plastics	531	2	436	2
Transportation	517	2	319	1
Healthcare	428	1	262	1
All other	4,088	14	4,401	17

Total excluding loans held-for-sale and loans at fair value	$29,935	100%	$25,997	100%
Loans held-for-sale and loans at fair value(b)	2,009		2,258
Receivables from customers	—		—

Total	$31,944		$28,255

(a)	Rankings are based on exposure at March 31, 2009. The industries presented in the December 31, 2008, table reflect the same rankings of the exposure at March 31, 2009.

(b)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.
Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenue through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts (including notional amounts), see Note 6 on pages 104-111 of this Form 10-Q, and Derivative contracts on pages 87-90 (including notional amounts) and Note 32 and Note 34 on pages 202-205 and 206-210 of JPMorgan Chase’s 2008 Annual Report.
The following table summarizes the net derivative receivables MTM for the periods presented.
Derivative receivables marked to market (“MTM”)

	Derivative receivables MTM
(in millions)	March 31, 2009	December 31, 2008

Interest rate(a)	$46,375	$49,996
Credit derivatives	34,337	44,695
Foreign exchange(a)	23,715	38,820
Equity	11,486	14,285
Commodity	15,334	14,830

Total, net of cash collateral	131,247	162,626
Liquid securities collateral held against derivative receivables	(15,488)	(19,816)

Total, net of all collateral	$115,759	$142,810

(a)	During the first quarter of 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in a reclassification of $14.1 billion of cross-currency interest rate swaps to foreign exchange contracts as of December 31, 2008.

The amount of derivative receivables reported on the Consolidated Balance Sheets of $131.2 billion and $162.6 billion at March 31, 2009, and December 31, 2008, respectively, is the amount of the MTM or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and CVA. These amounts on the Consolidated Balance Sheets represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $15.5 billion and $19.8 billion at March 31, 2009, and December 31, 2008, respectively, resulting in total exposure, net of all collateral, of $115.7 billion and $142.8 billion at March 31, 2009, and December 31, 2008, respectively. The decrease of $27.1 billion in derivative receivables MTM, net of collateral, from December 31, 2008, was primarily related to the effect of the strengthening of the U.S. dollar on foreign exchange, credit and interest rate derivative receivables.
The Firm also holds additional collateral delivered by clients at the initiation of transactions. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of March 31, 2009, and December 31, 2008, the Firm held $21.6 billion and $22.2 billion of this additional collateral, respectively. The derivative receivables MTM, net of all collateral, also does not include other credit enhancements in the form of letters of credit.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

	March 31, 2009		December 31, 2008
Rating equivalent	Exposure net of	% of exposure	Exposure net of	% of exposure
(in millions, except ratios)	all collateral	net of all collateral	all collateral	net of all collateral

AAA/Aaa to AA-/Aa3	$59,670	51%	$68,708	48%
A+/A1 to A-/A3	18,597	16	24,748	17
BBB+/Baa1 to BBB-/Baa3	12,351	11	15,747	11
BB+/Ba1 to B-/B3	21,587	19	28,186	20
CCC+/Caa1 and below	3,554	3	5,421	4

Total	$115,759	100%	$142,810	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements, excluding foreign exchange spot trades which are not typically covered by collateral agreements due to their short maturity, was 88% as of both March 31, 2009, and December 31, 2008.
The Firm posted $82.3 billion and $99.1 billion of collateral at March 31, 2009, and December 31, 2008, respectively.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in the respective credit ratings of their legal entities, to post collateral for the benefit of the other party. At March 31, 2009, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co., and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.4 billion and $4.9 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade to a specified rating of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
For further detailed discussion of credit derivatives, including the types of credit derivatives, see Credit derivatives on pages 89-90 and Note 32 on pages 202-205, respectively, of JPMorgan Chase’s 2008 Annual Report. The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of March 31, 2009, and December 31, 2008.
Credit derivative positions

	Notional amount
	Dealer/client		Credit portfolio
	Protection	Protection	Protection	Protection
(in billions)	purchased(b)	sold(b)	purchased(c)	sold	Total

March 31, 2009	$3,757	$3,661	$76	$1	$7,495
December 31, 2008(a)	4,193	4,102	92	1	8,388

(a)	The dealer/client amounts of protection purchased and protection sold have been revised for the prior period.

(b)	Included $3.8 trillion and $3.9 trillion at March 31, 2009, and December 31, 2008, respectively, of notional exposure within protection purchased and protection sold where the underlying reference instrument is identical. The remaining exposure includes single-name and index CDS which the Firm purchased to manage the remaining net protection sold. For a further discussion on credit derivatives, see Note 6 on pages 104-111 of this Form 10-Q.

(c)	Included $23.9 billion and $34.9 billion at March 31, 2009, and December 31, 2008, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
Dealer/client
For a further discussion on dealer/client business related to credit protection, see Dealer/client on page 89 of JPMorgan Chase’s 2008 Annual Report. At March 31, 2009, the total notional amount of protection purchased and sold in the dealer/client business decreased by $877 billion from year-end 2008 primarily as a result of industry efforts to reduce offsetting trade activity.
Credit portfolio activities

Use of single-name and portfolio credit derivatives	Notional amount of protection purchased
(in millions)	March 31, 2009	December 31, 2008

Credit derivatives used to manage:
Loans and lending-related commitments	$65,600	$81,227
Derivative receivables	10,438	10,861

Total(a)	$76,038	$92,088

(a)	Included $23.9 billion and $34.9 billion at March 31, 2009, and December 31, 2008, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133; these derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. In contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives used in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the CVA (which reflects the credit quality of derivatives counterparty exposure) are included in the gains and losses realized on credit derivatives disclosed in the table below. These results can vary from year to year due to market conditions that impact specific positions in the portfolio. For a discussion of CVA related to derivative contracts, see Derivative receivables MTM on page 139 of JPMorgan Chase’s 2008 Annual Report and page 60 of this Form 10-Q.

	Three months ended March 31,
(in millions)	2009	2008

Hedges of lending-related commitments(a)	$(552)	$387
CVA and hedges of CVA(a)	123	(734)

Net gains (losses)(b)	$(429)	$(347)

(a)	These hedges do not qualify for hedge accounting under SFAS 133.

(b)	Excluded gains of $938 million and $1.3 billion for the quarters ended March 31, 2009 and 2008, respectively, of other principal transaction revenue that are not associated with hedging activities.
The Firm also actively manages wholesale credit exposure through IB and CB loan and commitment sales. During the first three months of 2009 and 2008, the Firm sold $414 million and $1.1 billion of loans and commitments, respectively, recognizing losses of $4 million and $5 million, respectively. These results include gains or losses on sales of nonperforming loans, if any, as discussed on page 56 of this Form 10-Q. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet management purposes. For further discussion of securitization activity, see Liquidity Risk Management and Note 16 on pages 49-53 and 124-130, respectively, of this Form 10-Q.
Lending-related commitments
Wholesale lending-related commitments were $363.0 billion at March 31, 2009, compared with $379.9 billion at December 31, 2008. See page 45 of this Form 10-Q for an explanation of the decrease in exposure. In the Firm’s view, the total contractual amount of these instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $189.6 billion and $204.3 billion as of March 31, 2009, and December 31, 2008, respectively.

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
The table below presents the Firm’s exposure to its top ten emerging markets countries. The selection of countries is based solely on the Firm’s largest total exposures by country and not the Firm’s view of any actual or potentially adverse credit conditions. Exposure is reported based on the country where the assets of the obligor, counterparty or guarantor are located. Exposure amounts are adjusted for collateral and for credit enhancements (e.g., guarantees and letters of credit) provided by third parties; outstandings supported by a guarantor located outside the country or backed by collateral held outside the country are assigned to the country of the enhancement provider. In addition, the effect of credit derivative hedges and other short credit or equity trading positions are reflected in the table below. Total exposure includes exposure to both government and private sector entities in a country.
Top 10 emerging markets country exposure

At March 31, 2009	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.2	$1.7	$1.0	$4.9	$3.1	$8.0
India	1.8	2.2	0.9	4.9	1.0	5.9
Brazil	1.3	0.8	0.2	2.3	1.5	3.8
China	1.8	0.9	0.3	3.0	0.3	3.3
Mexico	1.8	0.9	0.3	3.0	—	3.0
Taiwan	0.1	0.3	0.3	0.7	2.3	3.0
Hong Kong	1.4	0.2	1.2	2.8	—	2.8
United Arab Emirates	1.3	0.5	—	1.8	—	1.8
Thailand	0.2	0.1	0.4	0.7	1.1	1.8
South Africa	0.6	0.4	0.5	1.5	0.1	1.6

At December 31, 2008	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.9	$1.6	$0.9	$5.4	$2.3	$7.7
India	2.2	2.8	0.9	5.9	0.6	6.5
China	1.8	1.6	0.3	3.7	0.8	4.5
Brazil	1.8	—	0.5	2.3	1.3	3.6
Taiwan	0.1	0.2	0.3	0.6	2.5	3.1
Hong Kong	1.3	0.3	1.2	2.8	—	2.8
United Arab Emirates	1.8	0.7	—	2.5	—	2.5
Mexico	1.9	0.3	0.3	2.5	—	2.5
South Africa	0.9	0.5	0.4	1.8	—	1.8
Russia	1.3	0.2	0.3	1.8	—	1.8

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Trading includes: (1) issuer exposure on cross-border debt and equity instruments, held both in trading and investment accounts and adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed).

(c)	Other represents mainly local exposure funded cross-border including capital investments in local entities.

(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally. Any exposure not meeting these criteria is defined as cross-border exposure.

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans, student loans and business banking loans, with a primary focus on serving the prime consumer credit market. The consumer credit portfolio also includes certain loans acquired in the Washington Mutual transaction, primarily mortgage, home equity and credit card loans. The RFS portfolio includes home equity lines of credit and mortgage loans with interest-only payment options to predominantly prime borrowers, as well as certain payment-option loans acquired from Washington Mutual that may result in negative amortization.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as credit-impaired based on an analysis of high-risk characteristics, including product type, loan-to-value ratios, FICO scores and delinquency status. These purchased credit-impaired loans are accounted for under SOP 03-3 and were initially recorded at fair value at the transaction date. The fair value of these loans includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the loans, and therefore, no allowance for loan losses was recorded for these loans as of the transaction date.
The credit performance of the consumer portfolio across the entire product spectrum continues to be negatively affected by the economic environment. Higher unemployment and weaker overall economic conditions have led to a significant increase in the number of loans charged off, while continued weak housing prices have driven a significant increase in the amount of loss recognized when the loans are charged off. Delinquencies and nonperforming loans and assets increased in the first quarter of 2009, consistent with the Firm’s expectations, a key indicator that charge-offs will continue to remain elevated through the remainder of 2009. Additional deterioration in the overall economic environment, including continued deterioration in the labor market, could cause delinquencies to increase beyond the Firm’s current expectations, resulting in additional increases in losses.
Since mid-2007, the Firm has taken actions to reduce risk exposure by tightening both underwriting and loan qualification standards for real estate lending, as well as for consumer lending for non-real estate products. Tighter income verification, more conservative collateral valuation, reduced loan-to-value maximums and higher FICO and custom risk score requirements are just some of the actions taken to date to mitigate risk related to new originations. These actions have resulted in significant reductions in new originations of “risk-layered” loans (e.g., loans with high loan-to-value ratios to borrowers with low FICO scores) and improved alignment of loan pricing. New originations of subprime mortgage loans, and broker-originated mortgage and home equity loans have been eliminated entirely.
During the first quarter of 2009, the U.S. Treasury introduced the Making Home Affordable Plan (“MHA”), which includes programs designed to assist eligible homeowners in refinancing or modifying their mortgages. The Firm is participating in MHA, while continuing to expand its other loss-mitigation efforts for financially stressed borrowers who do not qualify for the MHA programs. During the first quarter of 2009, the Firm performed systematic reviews of the real estate portfolio to identify homeowners most in need of assistance, opened new regional counseling centers, hired additional loan counselors, introduced new financing alternatives, proactively reached out to borrowers to offer prequalified modifications, and commenced a new process to independently review each loan before moving it into the foreclosure process.
The MHA modification programs, as well as the Firm’s other loss-mitigation programs, generally represent various forms of term extensions, rate reductions and forbearances, and are expected to result in additional increases in the balance of modified loans carried on the Firm’s balance sheet, including loans accounted for as troubled debt restructurings, while minimizing the economic loss to the Firm and providing alternatives to foreclosure.

The following table presents managed consumer credit-related information for the dates indicated.

			Nonperforming		90 days past due
	Credit exposure		loans(g)(h)		and still accruing
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions, except ratios)	2009	2008	2009	2008	2009	2008

Consumer loans — excluding purchased credit-impaired loans(a)
Home equity	$111,781	$114,335	$1,591	$1,394	$—	$—
Prime mortgage	71,731	72,266	2,712	1,895	—	—
Subprime mortgage	14,594	15,330	2,545	2,690	—	—
Option ARMs	8,940	9,018	97	10	—	—
Auto loans(b)	43,065	42,603	165	148	—	—
Credit card — reported	90,911	104,746	4	4	3,317	2,649
All other loans	33,700	33,715	625	430	433	463
Loans held-for-sale(c)	3,665	2,028	—	—	—	—

Total consumer loans —excluding purchased credit-impaired loans(d)	378,387	394,041	7,739	6,571	3,750	3,112

Consumer loans — purchased credit-impaired loans(d)
Home equity	28,366	28,555	NA	NA	—	—
Prime mortgage	21,398	21,855	NA	NA	—	—
Subprime mortgage	6,565	6,760	NA	NA	—	—
Option ARMs	31,243	31,643	NA	NA	—	—

Total purchased credit-impaired loans	87,572	88,813	NA	NA	—	—

Total consumer loans — reported	465,959	482,854	7,739	6,571	3,750	3,112

Credit card — securitized(e)	85,220	85,571	—	—	2,362	1,802

Total consumer loans — managed	551,179	568,425	7,739	6,571	6,112	4,914

Consumer lending-related commitments:
Home equity(f)	79,448	95,743
Prime mortgage	4,564	5,079
Subprime mortgage	—	—
Option ARMs	—	—
Auto loans	5,994	4,726
Credit card(f)	642,534	623,702
All other loans	10,764	12,257

Total lending-related commitments	743,304	741,507

Total consumer credit portfolio	$1,294,483	$1,309,932

Memo: Credit card — managed	$176,131	$190,317	$4	$4	$5,679	$4,451

	Three months ended March 31,
			Average annual
	Net charge-offs		net charge-off rate(i)
(in millions, except ratios)	2009	2008	2009	2008

Consumer loans — excluding purchased credit-impaired loans(a)
Home equity	$1,098	$447	3.93%	1.89%
Prime mortgage	312	50	1.76	0.48
Subprime mortgage	364	149	9.91	3.82
Option ARMs	4	—	0.18	—
Auto loans	174	118	1.66	1.10
Credit card — reported	2,029	989	8.42	5.01
All other loans	224	61	2.64	0.98

Total consumer loans —excluding purchased credit-impaired loans(d)	4,205	1,814	4.44	2.43

Total consumer loans — reported	4,205	1,814	3.61	2.43

Credit card — securitized(e)	1,464	681	6.93	3.70

Total consumer loans — managed	5,669	2,495	4.12	2.68

Memo: Credit card — managed	$3,493	$1,670	7.72%	4.37%

(a)	Includes RFS, CS and residential mortgage loans reported in the Corporate/Private Equity segment.

(b)	Excluded operating lease-related assets of $2.4 billion and $2.2 billion for March 31, 2009, and December 31, 2008, respectively.

(c)	Included loans for prime mortgage and other (largely student loans) of $825 million and $2.8 billion at March 31, 2009, respectively, and $206 million and $1.8 billion at December 31, 2008, respectively.

(d)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction accounted for under SOP 03-3 for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. Under SOP 03-3, these loans were initially recorded at fair value and accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due. For additional information, see Note 14 on pages 120-123 of this Form 10-Q.

(e)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 28-31 of this Form 10-Q.

(f)	The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit will be utilized at the same time. For credit card commitments and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(g)	Excludes purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing under SOP 03-3.

(h)	Nonperforming loans excluded: (1) loans eligible for repurchase, as well as loans repurchased from GNMA pools that are insured by U.S. government agencies, of $4.6 billion and $3.3 billion for March 31, 2009, and December 31, 2008, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $433 million and $437 million as of March 31, 2009, and December 31, 2008, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally .

(i)	Average consumer (excluding card) loans held-for-sale and loans at fair value were $3.1 billion and $4.4 billion for the quarters ended March 31, 2009 and 2008, respectively. These amounts were excluded when calculating the net charge-off rates.
The following table presents consumer nonperforming assets by business segment as of March 31, 2009, and December 31, 2008.

	March 31, 2009				December 31, 2008
		Assets acquired in loan				Assets acquired in loan
		satisfactions				satisfactions
	Nonperforming	Real estate		Nonperforming	Nonperforming	Real estate		Nonperforming
(in millions)	loans	owned	Other	assets	loans	owned	Other	assets

Retail Financial Services	$7,714	$1,751	$117	$9,582	$6,548	$2,183	$110	$8,841
Card Services	4	—	—	4	4	—	—	4
Corporate/Private Equity	21	1	—	22	19	1	—	20

Total	$7,739	$1,752	$117	$9,608	$6,571	$2,184	$110	$8,865

The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Home equity: Home equity loans at March 31, 2009, were $111.8 billion, excluding purchased credit-impaired loans, a decrease of $2.6 billion from year-end 2008, primarily reflecting slower loan origination growth coupled with loan paydowns and charge-offs. The first-quarter 2009 provision for credit losses for the home equity portfolio includes net increases of $850 million to the allowance for loan losses, reflecting the impact of the weak economic environment noted above. The Firm estimates that loans with effective CLTVs in excess of 100% represented approximately 26% of the home equity portfolio. Since mid-2007, the maximum effective CLTVs for new originations have been reduced significantly (currently 50% to 70% based on Metropolitan Statistical Area) and, new originations of stated income and broker-originated loans have been eliminated entirely. Additional restrictions on new originations have been implemented in geographic areas experiencing the greatest housing price depreciation and highest unemployment. Loss-mitigation strategies include the reduction or closure of outstanding credit lines for borrowers who have experienced significant increases in CLTVs or decreases in creditworthiness (e.g. declines in FICO scores), and modifications of loan terms for borrowers experiencing financial difficulties.
Mortgage: Mortgage loans at March 31, 2009, which include prime mortgages, subprime mortgages, option ARMs and mortgage loans held-for-sale, were $96.1 billion, excluding purchased credit-impaired loans, reflecting a $730 million decrease from year-end 2008, primarily reflecting run-off of the subprime mortgage portfolio.
Prime mortgages of $72.6 billion increased $84 million from December 2008. The first-quarter 2009 provision for credit losses includes a net increase of $560 million to the allowance for loan losses, reflecting the impact of the weak economic environment noted above. The Firm estimates that loans with effective LTVs in excess of 100% represented approximately 27% of the prime mortgage portfolio. Since mid-2007, the Firm has tightened underwriting standards for nonconforming prime mortgages, including eliminating stated income products, reducing LTV maximums, and eliminating the broker-origination channel.
Subprime mortgages of $14.6 billion, excluding purchased credit-impaired loans, decreased $736 million from December 31, 2008, as a result of the discontinuation of new originations. The Firm estimates that loans with effective LTVs in excess of 100% represented approximately 33% of the subprime mortgage portfolio.
Option ARMs of $8.9 billion, excluding purchased credit-impaired loans, decreased slightly from December 31, 2008. New originations of option ARMs were discontinued by Washington Mutual prior to the date of the Washington Mutual transaction. This portfolio is primarily comprised of loans with low LTVs and high borrower FICOs and for which the Firm currently expects substantially lower losses in comparison with the purchased credit-impaired portfolio. The Firm has not, and does not, originate option ARMs.
Auto loans: As of March 31, 2009, auto loans of $43.1 billion increased $462 million from year-end 2008. The auto loan portfolio reflects a high concentration of prime quality credits. In response to recent increases in loan delinquencies and credit losses, particularly in Metropolitan Statistical Areas (“MSAs”) experiencing the greatest housing price depreciation and highest unemployment, credit underwriting criteria have been tightened, which has resulted in the reduction of both extended-term and high loan-to-value financing.
Credit card: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated Balance Sheets and those receivables sold to investors through securitization. Managed credit card receivables were $176.1 billion at March 31, 2009, a decrease of $14.2 billion from year-end 2008, reflecting seasonally lower charge volume.

The managed credit card net charge-off rate increased to 7.72% for the first quarter of 2009 from 4.37% in the first quarter of 2008. This increase was due primarily to higher charge-offs as a result of the credit performance of loans acquired in the Washington Mutual transaction, as well as the current economic environment, especially in areas experiencing the greatest housing price depreciation and highest unemployment. Excluding the Washington Mutual portfolio, the managed credit card net charge-off rate was 6.86% for the first quarter of 2009. The 30-day managed delinquency rate increased to 6.16% at March 31, 2009, from 4.97% at December 31, 2008, as a result of deterioration in the current economic environment noted above. Excluding the Washington Mutual portfolio, the 30-day managed delinquency rate was 5.34%, up from 4.36% at December 31, 2008. The allowance for loan losses was increased by $1.2 billion due to the weakening credit environment. As a result of continued weakness in housing markets, account acquisition credit criteria and account management credit practices have been tightened, particularly in MSAs experiencing significant home-price declines. The managed credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.
All other loans: All other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), student loans, and other secured and unsecured consumer loans. As of March 31, 2009, other loans, including loans held-for-sale, of $36.5 billion were up $1.0 billion from year-end 2008, primarily as a result of organic growth in business banking and student loans. The 2009 provision for credit losses included a net increase of $340 million to the allowance for loan losses, reflecting the impact of the weak economic environment noted above.
Purchased credit-impaired loans: Purchased credit-impaired loans of $87.6 billion in the home lending portfolio represent loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition under SOP 03-3. At the acquisition date, the fair value of these loans included an estimate of losses that are expected to be incurred over the estimated remaining lives of the loans, and therefore no allowance for loan losses was recorded for these loans as of the acquisition date. Through the first quarter of 2009, the credit performance of these loans has generally been consistent with the assumptions used in determining the initial fair value of these loans, and the Firm’s original expectations regarding the amounts and timing of future cash flows has not changed. A probable decrease in management’s expectation of future cash collections related to these loans could result in the need to record an allowance for credit losses related to these loans in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of loans.
Other real estate owned: As part of the residential real estate foreclosure process, loans are written down to the fair value of the underlying real estate asset. In those instances where the Firm gains title, ownership and possession of individual properties at the completion of the foreclosure process, these Other Real Estate Owned (“OREO”) assets are managed for prompt sale and disposition at the best possible economic value. Any further gains or losses on OREO assets are recorded as part of other income.

The following tables present the geographic distribution of consumer credit outstandings by product as of March 31, 2009, and December 31, 2008, excluding purchased credit-impaired loans acquired in the Washington Mutual transaction.
Consumer loans by geographic region

									Total
March 31,					Total			All	consumer		Total
2009	Home	Prime	Subprime	Option	home loan		Card	other	loans-	Card	consumer
(in billions)	equity	mortgage	mortgage	ARMs	portfolio	Auto	reported	loans	reported	securitized	loans-managed

Excluding purchased credit-impaired loans
California	$22.6	$22.4	$2.0	$3.7	$50.7	$4.6	$12.8	$2.1	$70.2	$12.2	$82.4
New York	16.4	10.2	1.7	1.0	29.3	3.6	7.2	4.8	44.9	6.4	51.3
Texas	7.8	2.9	0.4	0.2	11.3	4.0	6.6	4.2	26.1	6.2	32.3
Florida	6.0	6.1	2.2	0.9	15.2	1.5	6.0	1.1	23.8	5.3	29.1
Illinois	7.1	3.3	0.7	0.3	11.4	2.4	4.6	2.4	20.8	4.5	25.3
Ohio	4.5	0.8	0.3	—	5.6	3.2	3.5	3.3	15.6	3.3	18.9
New Jersey	5.0	2.5	0.7	0.3	8.5	1.6	3.5	1.1	14.7	3.5	18.2
Michigan	3.5	1.4	0.4	—	5.3	1.7	2.9	2.6	12.5	2.8	15.3
Arizona	5.8	1.6	0.4	0.2	8.0	1.5	2.1	1.8	13.4	1.9	15.3
Pennsylvania	1.6	0.7	0.5	0.1	2.9	1.8	3.3	0.8	8.8	3.2	12.0
Washington	3.7	2.3	0.3	0.5	6.8	0.6	1.7	0.3	9.4	1.6	11.0
Colorado	2.3	1.9	0.3	0.3	4.8	0.9	1.8	0.8	8.3	2.1	10.4
All other	25.5	16.5	4.7	1.4	48.1	15.7	34.9	11.2	109.9	32.2	142.1

Total — excluding purchased credit-impaired loans	$111.8	$72.6	$14.6	$8.9	$207.9	$43.1	$90.9	$36.5	$378.4	$85.2	$463.6

									Total		Total
December					Total			All	consumer		consumer
31, 2008	Home	Prime	Subprime	Option	home loan		Card	other	loans-	Card	loans-
(in billions)	equity	mortgage	mortgage	ARMs	portfolio	Auto	reported	loans	reported	securitized	managed

Excluding purchased credit-impaired loans
California	$23.2	$22.8	$2.2	$3.8	$52.0	$4.7	$14.8	$2.0	$73.5	$12.5	$86.0
New York	16.3	10.4	1.7	0.9	29.3	3.7	8.3	4.7	46.0	6.6	52.6
Texas	8.1	2.7	0.4	0.2	11.4	3.8	7.4	4.1	26.7	6.1	32.8
Florida	6.3	6.0	2.3	0.9	15.5	1.5	6.8	0.9	24.7	5.2	29.9
Illinois	7.2	3.3	0.7	0.3	11.5	2.2	5.3	2.5	21.5	4.6	26.1
Ohio	4.6	0.7	0.4	—	5.7	3.3	4.1	3.3	16.4	3.4	19.8
New Jersey	5.0	2.5	0.8	0.3	8.6	1.6	4.2	0.9	15.3	3.6	18.9
Michigan	3.6	1.3	0.4	—	5.3	1.5	3.4	2.8	13.0	2.8	15.8
Arizona	5.9	1.6	0.4	0.2	8.1	1.6	2.3	1.9	13.9	1.8	15.7
Pennsylvania	1.6	0.7	0.5	0.1	2.9	1.7	3.9	0.7	9.2	3.2	12.4
Washington	3.8	2.3	0.3	0.5	6.9	0.6	2.0	0.4	9.9	1.6	11.5
Colorado	2.4	1.9	0.3	0.3	4.9	0.9	2.1	0.9	8.8	2.1	10.9
All other	26.3	16.3	4.9	1.5	49.0	15.5	40.1	10.5	115.1	32.1	147.2

Total excluding purchased credit-impaired loans	$114.3	$72.5	$15.3	$9.0	$211.1	$42.6	$104.7	$35.6	$394.0	$85.6	$479.6

ALLOWANCE FOR CREDIT LOSSES
For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 77-78 and Note 15 on pages 123-124 of this Form 10-Q, and pages 107-108 and Note 15 on pages 166-168 of JPMorgan Chase’s 2008 Annual Report. At March 31, 2009, management deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined).
Summary of changes in the allowance for credit losses

Three months ended March 31,	2009						2008
(in millions)	Wholesale		Consumer		Total		Wholesale		Consumer		Total

Loans:
Beginning balance at January 1,	$6,545		$16,619		$23,164		$3,154		$6,080		$9,234
Gross charge-offs	206		4,433		4,639		130		2,024		2,154
Gross recoveries	(15)		(228)		(243)		(38)		(210)		(248)

Net charge-offs	191		4,205		4,396		92		1,814		1,906
Provision for loan losses	1,551		7,066		8,617		742		3,677		4,419
Other	(1)		(3)		(4)		33	(g)	(34	)(g)	(1)

Ending balance at March 31	$7,904		$19,477		$27,381		$3,837		$7,909		$11,746

Components:
Asset-specific	$1,213		$106		$1,319		$146		$75		$221
Formula-based	6,691		19,371		26,062		3,691		7,834		11,525

Total allowance for loan losses	$7,904		$19,477		$27,381		$3,837		$7,909		$11,746

Lending-related commitments:
Beginning balance at January 1,	$634		$25		$659		$835		$15		$850
Provision for lending-related commitments	(21)		—		(21)		5		—		5
Other	3		(3)		—		6	(g)	(6	)(g)	—

Ending balance at March 31	$616		$22		$638		$846		$9		$855

Components:
Asset-specific	$65		$—		$65		$23		$—		$23
Formula-based	551		22		573		823		9		832

Total allowance for lending- related commitments	$616		$22		$638		$846		$9		$855

Total allowance for credit losses	$8,520		$19,499		$28,019		$4,683		$7,918		$12,601

Allowance for loan losses to loans	3.43	%(a)	4.21	%(c)(e)	3.95	%(a)(c)(e)	1.82	%(a)	2.63	%(c)	2.29	%(a)(c)
Allowance for loan losses to loans excluding purchased credit-impaired loans	3.43	(a)	5.20	(c)	4.53	(a)(c)	1.82	(a)	2.63	(c)	2.29	(a)(c)

Net charge-off rates	0.32	(b)	3.61	(d)(f)	2.51	(b)(d)(f)	0.18	(b)	2.43	(d)	1.53	(b)(d)
Net charge-off rates excluding purchased credit-impaired loans	0.32	(b)	4.44	(d)	2.86	(b)(d)	0.18	(b)	2.43	(d)	1.53	(b)(d)

(a)	Wholesale loans held-for-sale and loans at fair value were $11.7 billion and $20.3 billion at March 31, 2009 and 2008, respectively. These amounts were excluded when calculating the allowance coverage ratios.

(b)	Average wholesale loans held-for-sale and loans at fair value were $13.3 billion and $20.1 billion for the first quarter ended March 31, 2009 and 2008, respectively. These amounts were excluded when calculating the net charge-off rates

(c)	Consumer loans held-for-sale were $3.7 billion and $4.5 billion at March 31, 2009 and 2008, respectively. These amounts were excluded when calculating the allowance coverage ratios.

(d)	Average consumer (excluding card) loans held-for-sale and loans at fair value were $3.1 billion and $4.4 billion for the quarters ended March 31, 2009 and 2008, respectively. These amounts were excluded when calculating the net charge-off rates.

(e)	Included $87.6 billion of home lending purchased credit-impaired loans acquired in the Washington Mutual transaction and accounted for under SOP 03-3 at March 31, 2009. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. No allowance for loan losses has been recorded for these loans as of March 31, 2009, and December 31, 2008.

(f)	Included $88.1 billion of average home lending credit-impaired loans accounted for under SOP 03-3 for the quarter ended March 31, 2009.

(g)	Primarily related to the transfer of loans from RFS to CB during the first quarter of 2008.
The allowance for credit losses increased by $4.2 billion from December 31, 2008, to $28.0 billion, reflecting increases of $2.9 billion and $1.3 billion in the consumer and wholesale portfolios, respectively. Excluding held-for-sale loans, loans carried at fair value and purchased credit-impaired loans, the allowance for loan losses represented 4.53% of loans at March 31, 2009, compared with 3.62% at December 31, 2008. The consumer allowance for loan losses increased by

$2.9 billion from December 31, 2008, as a result of an increased allowance for loan loss in residential real estate and credit card. The increase included $850 million for home equity loans, as risk-layered loans, continued weak housing prices and slowing economic growth continue to result in increased estimated losses for this product segment and higher nonperforming assets. The increase also included $560 million for prime mortgages, as housing price declines in specific geographic regions and slowing economic growth continue to increase estimated losses. The consumer allowance for loan losses increased $1.2 billion for Card Services, due to the weakening credit environment. The allowance increase in Card Services related to both the heritage Chase and heritage Washington Mutual portfolios. The consumer allowance for loan losses for both student loans and business banking each increased by $150 million due to higher estimated losses. The increase in wholesale allowance for loan losses reflected the effect of the continuing weakening credit environment.
The allowance for lending-related commitments, which is reported in other liabilities, was $638 million and $659 million at March 31, 2009, and December 31, 2008, respectively. The decrease reflects the reduction in commitments at March 31, 2009.
The following table presents the allowance for loan losses and net charge-offs (recoveries) by business segment at March 31, 2009 and 2008.

			Net charge-offs (recoveries)
	Allowance for loan losses		three months ended
March 31, (in millions)	2009	2008	2009	2008

Investment Bank	$4,682	$1,891	$36	$13
Commercial Banking	2,945	1,790	134	81
Treasury & Securities Services	51	26	2	—
Asset Management	215	130	19	(2)
Corporate/Private Equity	11	—	—	—

Total Wholesale	7,904	3,837	191	92

Retail Financial Services	10,619	4,496	2,176	825
Card Services — reported	8,849	3,404	2,029	989
Corporate/Private Equity	9	9	—	—

Total Consumer — reported	19,477	7,909	4,205	1,814
Credit card — securitized	—	—	1,464	681

Total Consumer — managed	19,477	7,909	5,669	2,495

Total	$27,381	$11,746	$5,860	$2,587

Provision for credit losses
For a discussion of the reported provision for credit losses, see Provision for credit losses on page 12 of this Form 10-Q. The managed provision for credit losses was $10.1 billion for the three months ended March 31, 2009, up by $5.0 billion, or 97%, from the prior year. The total consumer managed provision for credit losses was $8.5 billion in the current quarter, compared with $4.4 billion in the prior year. The increase in the consumer provision reflected increases in estimated losses for the home equity, subprime mortgage, prime mortgage and credit card loan portfolios. The wholesale provision for credit losses was $1.5 billion for the first quarter of 2009, compared with a provision of $747 million in the prior year, predominantly reflecting the effect of the continuing weakening credit environment.

			Provision for
			lending-related		Total provision
	Provision for loan losses		commitments		for credit losses
Three months ended March 31, (in millions)	2009	2008	2009	2008	2009	2008

Investment Bank	$1,274	$571	$(64)	$47	$1,210	$618
Commercial Banking	263	143	30	(42)	293	101
Treasury & Securities Services	(20)	11	14	1	(6)	12
Asset Management	34	17	(1)	(1)	33	16
Corporate/Private Equity	—	—	—	—	—	—

Total wholesale	1,551	742	(21)	5	1,530	747
Retail Financial Services	3,877	2,688	—	—	3,877	2,688
Card Services — reported	3,189	989	—	—	3,189	989
Corporate/Private Equity	—	—	—	—	—	—

Total consumer	7,066	3,677	—	—	7,066	3,677

Total provision for credit losses — reported	8,617	4,419	(21)	5	8,596	4,424
Credit card — securitized	1,464	681	—	—	1,464	681

Total provision for credit losses — managed	$10,081	$5,100	$(21)	$5	$10,060	$5,105

MARKET RISK MANAGEMENT
For discussion of the Firm’s market risk management organization, see pages 99-104 of JPMorgan Chase’s 2008 Annual Report.
Value-at-risk (“VaR”)
JPMorgan Chase’s primary statistical risk measure, VaR, estimates the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VaR is used for comparing risks across businesses, monitoring limits, and as an input to economic capital calculations. Each business day the Firm undertakes a comprehensive VaR calculation that includes both its trading and its nontrading risks. VaR for nontrading risk measures the amount of potential change in the fair values of the exposures related to these risks; however, for such risks, VaR is not a measure of reported revenue since nontrading activities are generally not marked to market through net income. Hedges of nontrading activities may be included in trading VaR since they are marked to market. Credit portfolio VaR includes VaR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which are all reported in principal transactions revenue. For a discussion of credit valuation adjustments, see Note 4 on pages 129-143 of JPMorgan Chase’s 2008 Annual Report and Note 3 on pages 89-99 of this Form 10-Q. Credit portfolio VaR does not include the retained loan portfolio, which is not marked to market.
To calculate VaR, the Firm uses historical simulation, based on a one-day time horizon and an expected tail-loss methodology, which measures risk across instruments and portfolios in a consistent and comparable way. The simulation is based on data for the previous 12 months. This approach assumes that historical changes in market values are representative of future changes; this is an assumption that may not always be accurate, particularly given the volatility in the current market environment. For certain products, e.g., lending facilities and some mortgage-related securities for which price-based time series are not readily available, market-based data are used in conjunction with sensitivity factors to estimate the risk. It is likely that using an actual price time series for these products, if available, would impact the VaR results presented. In addition, certain risk parameters, such as correlation risk among certain IB trading instruments, are not fully captured in VaR.
In the third quarter of 2008, the Firm revised its VaR measurement to include additional risk positions previously excluded from VaR, thus creating, in the Firm’s view, a more comprehensive view of its market risks. In addition, the Firm moved to calculating VaR using a 95% confidence level to provide a more stable measure of the VaR for day-to-day risk management. The following sections describe JPMorgan Chase’s VaR measures under both the legacy 99% confidence level as well as the new 95% confidence level. The Firm intends to solely present the VaR at the 95% confidence level once information for two complete year-to-date periods is available. For a further discussion of the Firm’s VaR methodology, see Market Risk Management — Value-at-risk, on pages 100-103 of JPMorgan Chase’s 2008 Annual Report.

99% Confidence Level VaR
IB trading VaR by risk type and credit portfolio VaR

	Three months ended March 31,
	2009						2008(c)						At March 31,
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2009		2008

By risk type:
Fixed income	$218		$199		$257		$120		$99		$149		$223		$138
Foreign exchange	40		21		67		35		17		78		21		37
Equities	162		59		248		31		22		58		163		25
Commodities and other	28		20		38		28		24		34		27		33
Diversification	(159	)(a)	NM	(b)	NM	(b)	(92	)(a)	NM	(b)	NM	(b)	(161	)(a)	(80	)(a)

Trading VaR	$289		$239		$357		$122		$96		$163		$273		$153
Credit portfolio VaR	182		155		221		30		20		45		211		38
Diversification	(135)	(a)	NM	(b)	NM	(b)	(30	)(a)	NM	(b)	NM	(b)	(164)	(a)	(45	)(a)

Total trading and credit portfolio VaR	$336		$279		$397		$122		$96		$149		$320		$146

(a)	Average and period-end VaRs were less than the sum of the VaRs of its market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(b)	Designated as not meaningful (“NM”) because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.

(c)	The results for the three months ended March 31, 2008 reflect heritage JPMorgan Chase results only.
The 99% confidence level trading VaR includes substantially all trading activities in IB. Trading VaR does not include: held-for-sale funded loan and unfunded commitments positions (however, it does include hedges of those positions); the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm; the MSR portfolio; and securities and instruments held by corporate functions, such as Corporate/Private Equity. See the DVA Sensitivity table on page 75 of this Form 10-Q for further details. For a discussion of MSRs and the corporate functions, see Note 3 on pages 89-99, Note 18 on pages 137-139 and Corporate/Private Equity on pages 39-40 of this Form 10-Q, and Note 4 on pages 129-143, Note 18 on pages 186-189 and Corporate/ Private Equity on pages 61-63 of JPMorgan Chase’s 2008 Annual Report.
First quarter 2009 VaR results (99% Confidence Level VaR)
IB’s average total trading and credit portfolio VaR for the first quarter of 2009 was $336 million compared with $122 million in the first quarter of 2008. The increase in VaR year over year was primarily due to the increased volatility throughout 2008 across virtually all asset classes. The increase in the VaR measure also reflected increased hedges of positions, for example, macro hedge strategies that have been deployed to mitigate the consequences of a systemic risk event that are not specifically captured in VaR, as well as the Firm’s increased counterparty exposure profile, reflecting the significant market moves over the course of the year and the Bear Stearns merger.
For the first quarter of 2009, average trading VaR diversification increased to $159 million from $92 million, reflecting the increase in VaR for both fixed income and equities risks, driven primarily by increased market volatility and position changes during the period. In general, over the course of the year, VaR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR backtesting (99% Confidence Level VaR)
To evaluate the soundness of its VaR model, the Firm conducts daily backtesting of VaR against daily IB market risk-related revenue, which is defined as the change in value of principal transactions revenue (less Private Equity gains/losses) plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The daily IB market risk-related revenue excludes gains and losses on held-for-sale funded loans and unfunded commitments and from DVA. The following histogram illustrates the daily market risk-related gains and losses for IB trading businesses for the first three months of 2009. The chart shows that IB posted market risk-related gains on 42 out of 64 days in this period, with 22 days exceeding $160 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which 99% confidence level VaR exceeded the actual loss on each of those days. Losses were sustained on 22 days during the three months ended March 31, 2009 and with no loss exceeding the VaR measure. Losses had exceeded the VaR measure on two days for the first three months of 2008 due to high market volatility experienced during that period. The Firm would expect to incur losses greater than those predicted by the 99% confidence level VaR estimates once in every 100 trading days, or about two to three times a year.

95% Confidence Level VaR
The table below shows the results of the Firm’s VaR measure using a 95% confidence level.
Total IB trading VaR by risk type, credit portfolio VaR and other VaR

	Three months ended March 31,(a)
	2009						At March 31,
(in millions)	Avg.		Min		Max		2009

IB VaR by risk type:
Fixed income	$158		$143		$179		$153
Foreign exchange	23		12		39		14
Equities	97		40		156		94
Commodities and other	20		14		30		17
Diversification benefit to IB trading VaR	(108	)(b)	NM	(c)	NM	(c)	(95	)(b)

IB Trading VaR	$190		$162		$236		$183
Credit portfolio VaR	86		74		106		106
Diversification benefit to IB trading and credit portfolio VaR	(63	)(b)	NM	(c)	NM	(c)	(80	)(b)

Total IB trading and credit portfolio VaR	$213		$180		$256		$209

Consumer Lending VaR	108		83		151		96
Corporate Risk Management VaR	121		111		126		125
Diversification benefit to total other VaR	(61	)(b)	NM	(c)	NM	(c)	(59	)(b)

Total other VaR	$168		$147		$202		$162

Diversification benefit to total IB and other VaR	(93	)(b)	NM	(c)	NM	(c)	(94	)(b)

Total IB and other VaR	$288		$249		$328		$277

(a)	Results for the three months ended March 31, 2008 are not available.

(b)	Average and period-end VaRs were less than the sum of the VaRs of its market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(c)	Designated as not meaningful (“NM”) because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.
VaR Measurement
The Firm’s new 95% VaR measure includes all the risk positions taken into account under the 99% confidence level VaR measure, as well as syndicated lending facilities that the Firm intends to distribute. In addition, the new VaR measure includes certain actively managed positions utilized as part of the Firm’s risk management function within Corporate Risk Management and in the Consumer Lending businesses to provide a Total IB and other VaR measure. The Consumer Lending VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. In the Firm’s view, including these items in VaR produces a more complete perspective of the Firm’s risk profile for items with market risk that can impact the income statement.
The revised VaR measure continues to exclude the DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm. It also excludes certain nontrading activity such as Private Equity, principal investing (e.g., mezzanine financing, tax-oriented investments, etc.) and Corporate balance sheet and capital management positions as well as longer-term corporate investments. These Corporate investments are managed through the Firm’s earnings-at-risk and other cash flow-monitoring processes rather than by using a VaR measure. Nontrading principal investing activities and Private Equity positions are managed using stress and scenario analyses.
Changing to the 95% confidence interval caused the average VaR to drop by $85 million in the third quarter of 2008 when the new measure was implemented. Under the 95% confidence interval, the Firm would expect to incur daily losses greater than those predicted by VaR estimates about 12 times a year.
First quarter 2009 VaR results (95% Confidence Level VaR)
Total IB and other spot VaR was $277 million at March 31, 2009, compared with $286 million at December 31, 2008. The decrease in spot VaR was driven primarily by a decrease in Consumer Lending VaR as well as an increase in diversification benefit, both due to changes in positions. IB trading and credit portfolio VaR was $209 million at March 31, 2009, compared with $194 million at December 31, 2008. Corporate Risk Management VaR was $125 million at March 31, 2009, compared with $114 million at December 31, 2008. The increase in both IB trading and credit portfolio VaR and Corporate Risk Management VaR was primarily driven by changes in positions and increased market volatility affecting those positions. For further details on the 95% confidence level VaR measure reported at December 31, 2008, see Market Risk Management, on page 102 of JPMorgan Chase’s 2008 Annual Report.
VaR backtesting (95% Confidence Level VaR)
To evaluate the soundness of its VaR model, the Firm conducts daily backtesting of VaR against the Firm’s daily market risk-related revenue, which is defined as follows: change in value of principal transactions revenue for IB and Corporate Risk Management (less gains/losses for Private Equity and trading-related revenue from longer-term corporate investments); trading-related net interest income for IB, RFS and Corporate Risk Management (excludes longer-term corporate investments); IB brokerage commissions, underwriting fees or other revenue, and revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. The daily firmwide market risk-related revenue excludes gains and losses from DVA.
The following histogram illustrates the daily market risk-related gains and losses for IB and previously described Consumer/Corporate Risk Management positions for the first three months of 2009. The chart shows that the Firm posted market risk-related gains on 45 out of 64 days in this period, with 22 days exceeding $160 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the 95% confidence level VaR exceeded the actual loss on each of those days. Losses were sustained on 19 days during the three months ended March 31, 2009, and exceeded the VaR measure on one day due to high market volatility.

The following table provides information about the gross sensitivity of DVA to a one basis-point increase in JPMorgan Chase’s credit spreads. The sensitivity represents the impact from a one basis-point parallel shift in JPMorgan Chase’s entire credit curve. As credit curves do not typically move in a parallel fashion, the sensitivity multiplied by the change in spreads at a single point along the curve may not be representative of the actual revenue recognized.
Debit valuation adjustment sensitivity

(in millions)	1 basis-point increase in JPMorgan Chase credit spread

March 31, 2009	$34
December 31, 2008	37

Economic value stress testing
While VaR reflects the risk of loss due to adverse changes in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm conducts economic value stress tests for both its trading and certain nontrading activities using multiple scenarios that assume credit spreads widen significantly, equity prices decline and interest rates rise in the major currencies. Scenarios are updated regularly. Additional scenarios focus on the risks predominant in individual business segments and include scenarios that focus on the potential for adverse moves in complex portfolios. Periodically, scenarios are reviewed and updated to reflect changes in the Firm’s risk profile and economic events. Along with VaR, stress testing is important in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential, and stress losses are monitored against limits. Stress testing is also utilized in one-off approvals and cross-business risk measurement, as well as an input to economic capital allocation. Stress-test results, trends and explanations based on current market risk positions are reported to the Firm’s senior management and to the lines of business to help them better measure and manage risks and to understand event risk-sensitive positions.
Earnings-at-risk stress testing
The VaR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported net income is also important. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions) results from on- and off-balance sheet positions and can occur due to a variety of factors, including:
•	Differences in the timing among the maturity or repricing of assets, liabilities and off-balance sheet instruments. For example, if liabilities reprice quicker than assets and funding interest rates are declining, earnings will increase initially.

•	Differences in the amounts of assets, liabilities and off-balance sheet instruments that are repricing at the same time. For example, if more deposit liabilities are repricing than assets when general interest rates are declining, earnings will increase initially.

•	Differences in the amounts by which short-term and long-term market interest rates change (for example, changes in the slope of the yield curve because the Firm has the ability to lend at long-term fixed rates and borrow at variable or short-term fixed rates). Based on these scenarios, the Firm’s earnings would be affected negatively by a sudden and unanticipated increase in short-term rates paid on its liabilities (e.g., deposits) without a corresponding increase in long-term rates received on its assets (e.g., loans). Conversely, higher long-term rates received on assets generally are beneficial to earnings, particularly when the increase is not accompanied by rising short-term rates paid on liabilities.

•	The impact of changes in the maturity of various assets, liabilities or off-balance sheet instruments as interest rates change. For example, if more borrowers than forecasted pay down higher rate loan balances when general interest rates are declining, earnings may decrease initially.
The Firm manages interest rate exposure related to its assets and liabilities on a consolidated, corporate-wide basis. Business units transfer their interest rate risk to Treasury through a transfer-pricing system, which takes into account the elements of interest rate exposure that can be risk managed in financial markets. These elements include asset and liability balances and contractual rates of interest, contractual principal payment schedules, expected prepayment experience, interest rate reset dates and maturities, rate indices used for re-pricing, and any interest rate ceilings or floors for adjustable rate products. All transfer pricing assumptions are dynamically reviewed.
The Firm conducts simulations of changes in net interest income from its nontrading activities under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in the Firm’s net interest income and the corresponding impact to pretax earnings over the following 12 months. These tests highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings at risk over a wide range of outcomes. JPMorgan Chase’s 12-month pretax earnings sensitivity profile as of March 31, 2009, and December 31, 2008, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

March 31, 2009	$(1,440)	$(288)	$NM(a)	$NM(a)
December 31, 2008	$336	$672	$NM(a)	$NM(a)

(a)	Down 100 and 200 basis-point parallel shocks result in a Fed Funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful (“NM”).
The change in earnings at risk from December 31, 2008, results from a higher level of AFS securities. The Firm’s risk to rising rates is largely the result of increased funding costs on assets, partially offset by widening deposit margins which are currently compressed due to very low short-term interest rates.
Additionally, another interest rate scenario involving a steeper yield curve, with long-term rates rising 100 basis points and short-term rates staying at current levels, results in a 12-month pretax earnings benefit of $525 million. The increase in earnings is due to reinvestment of maturing assets at the higher long-term rates with funding costs remaining unchanged.
PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 105 of JPMorgan Chase’s 2008 Annual Report. At March 31, 2009, and December 31, 2008, the carrying value of the Private Equity portfolio was $6.6 billion and $6.9 billion, respectively, of which $305 million and $483 million, respectively, represented positions traded in the public markets.
OPERATIONAL RISK MANAGEMENT
For a discussion of JPMorgan Chase’s Operational Risk Management, refer to pages 105-106 of JPMorgan Chase’s 2008 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT
For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 106 of JPMorgan Chase’s 2008 Annual Report.
SUPERVISION AND REGULATION
The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-4 of JPMorgan Chase’s 2008 Form 10-K.
Dividends
At March 31, 2009, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $17.4 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.
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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s portfolio of wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 15 on pages 166-168 of JPMorgan Chase’s 2008 Annual Report. The methodology for calculating the allowance for loan losses and the allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for Credit Losses on pages 107-108 of JPMorgan Chase’s 2008 Annual Report; for amounts recorded as of March 31, 2009 and 2008, see Allowance for Credit Losses on page 69 and Note 15 on pages 123-124 of this Form 10-Q.
As noted on page 107 of JPMorgan Chase’s 2008 Annual Report, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $2.0 billion as of March 31, 2009. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
The allowance for credit losses for the consumer portfolio is sensitive to changes in the economic environment, delinquency status, credit bureau scores, the realizable value of collateral, borrower behavior and other risk factors, and is intended to represent management’s best estimate of incurred losses as of the balance sheet date. The credit performance of the consumer portfolio across the entire consumer credit product spectrum continues to be negatively affected by the economic environment, as the weak labor market and weak overall economic conditions have resulted in increased delinquencies, while continued weak housing prices have driven a significant increase in loss severity. Significant judgment is required to estimate the duration and severity of the current economic downturn, as well as its potential impact on housing prices and the labor market. While the allowance for credit losses is highly sensitive to both home prices and unemployment rates, in the current market it is difficult to estimate how potential changes in one or both of these factors might impact the allowance for credit losses. For example, while both factors are important determinants of overall allowance levels, changes in one factor or the other may not occur at the same rate, or changes may be directionally inconsistent such that improvement in one factor may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across geographies or product types. Finally, it is difficult to predict the extent to which changes in both or either of these factors will ultimately impact the frequency of losses, the severity of losses, or both; and overall loss rates are a function of both the frequency and severity of individual loan losses.
Fair value of financial instruments, MSRs and commodities inventory
JPMorgan Chase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are carried at fair value on a recurring basis. In addition, certain assets are carried at fair value on a nonrecurring basis, including loans accounted for at the lower of cost or fair value that are only subject to fair value adjustments under certain circumstances.
Assets carried at fair value
The table that follows includes the Firm’s assets carried at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy.

	March 31, 2009			December 31, 2008
	Total at			Total at
(in billions)	fair value	Level 3 total		fair value	Level 3 total

Trading debt and equity securities(a)	$298.5	$38.7		$347.4	$41.4
Derivative receivables — gross	2,484.1	69.4		2,741.7	53.0
Netting adjustment	(2,352.9)	—		(2,579.1)	—

Derivative receivables — net	131.2	69.4	(d)	162.6	53.0	(d)
AFS securities	333.8	12.5		205.9	12.4
Loans	6.0	3.0		7.7	2.7
MSRs	10.6	10.6		9.4	9.4
Private equity investments	6.6	6.2		6.9	6.4
Other(b)	39.1	4.4		46.5	5.0

Total assets carried at fair value on a recurring basis	825.8	144.8		786.4	130.3
Total assets carried at fair value on a nonrecurring basis(c)	8.1	3.9		11.0	4.3

Total assets carried at fair value	$833.9	$148.7	(e)	$797.4	$134.6	(e)
Less: level 3 assets for which the Firm does not bear economic exposure		3.4			21.2

Total level 3 assets for which the Firm bears economic exposure		$145.3			$113.4

Total Firm assets	$2,079.2			$2,175.1

Level 3 assets as a percentage of total Firm assets		7%			6%
Level 3 assets for which the Firm bears economic exposure as a percentage of total Firm assets		7			5
Level 3 assets as a percentage of total Firm assets at fair value		18			17
Level 3 assets for which the Firm bears economic exposure as a percentage of total assets at fair value		17			14

(a)	Includes physical commodities carried at the lower of cost or fair value.

(b)	Includes certain securities purchased under resale agreements, certain securities borrowed and certain other investments.

(c)	Predominantly consists of debt financing and other loan warehouses held-for-sale and other assets.

(d)	The Firm does not reduce the derivative receivables and derivative payables balances for the FIN 39 netting adjustment either within or across the levels of the fair value hierarchy as it is not relevant to a presentation that is based on the transparency of inputs to the valuation of an asset or liability. As such, the derivative balances reported in the fair value hierarchy levels are gross of any netting adjustments.

(e)	Included in the table above are $108.6 billion and $95.1 billion of level 3 assets, consisting of recurring and nonrecurring assets, carried by IB at March 31, 2009, and December 31, 2008, respectively. This includes $3.4 billion and $21.2 billion, respectively, of assets for which the Firm serves as an intermediary between two parties and does not bear economic exposure.
During the first quarter of 2009, as a result of decreasing transaction activity and the subsequent decline in observable market data, approximately $37.4 billion of structured credit derivatives with corporate underlyings were transferred from level 2 to level 3. However, in assessing the Firm’s actual risk exposure to such derivatives, the Firm believes consideration must be given to liabilities with offsetting risk characteristics that are classified within level 3 as well as credit default swaps and index tranche hedges that are classified within level 2. In the first quarter of 2009, there were approximately $21.6 billion of level 3 liabilities with offsetting risk characteristics; these liabilities are modeled and valued the same way with the same parameters and inputs as the assets. After consideration of the offsetting liabilities, the counterparty credit risk and market risk related to the net $15.8 billion asset is hedged dynamically with credit default swaps and index tranches, which are largely observable and liquid.

Valuation
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs including, but not limited to, yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole.
Imprecision in estimating unobservable market inputs can impact the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 4 on pages 129-133 of JPMorgan Chase’s 2008 Annual Report. In addition, for a further discussion of the significant judgments and estimates involved in the determination of the Firm’s mortgage-related exposures, see “Mortgage-related exposures carried at fair value” in Note 4 on pages 139-141 of JPMorgan Chase’s 2008 Annual Report.
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans with evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Firm would be unable to collect all contractually required payments receivable. These purchased credit-impaired loans are accounted for in accordance with SOP 03-3. Many of the assumptions and estimates underlying the estimation of the initial fair value and the ongoing updates to management’s expectation of future cash flows are both significant and judgmental, particularly considering the current economic environment. The level of future home price declines, the duration and severity of the current economic downturn, and the lack of market liquidity and transparency are factors that have influenced and may continue to affect these assumptions and estimates.
Under SOP 03-3, decreases in expected future cash payments may result in an impairment that would be recognized in the current period, while increases in expected future cash payments would typically result in increased interest income over the remaining lives of the loans. As of March 31, 2009, a 1% decrease in expected future principal cash payments for these loans would result in the recognition of an allowance for loan losses for these loans of approximately $900 million. For additional information on purchased credit-impaired loans, see page 110 of JPMorgan Chase’s 2008 Annual Report.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on pages 110-111 of JPMorgan Chase’s 2008 Annual Report.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 111 of JPMorgan Chase’s 2008 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Business combinations/noncontrolling interests in consolidated financial statements
In December 2007, the FASB issued SFAS 141R and SFAS 160, which amend the accounting and reporting of business combinations, as well as noncontrolling (i.e., minority) interests. For JPMorgan Chase, SFAS 141R became effective for business combinations that close on or after January 1, 2009. SFAS 160 became effective for JPMorgan Chase for fiscal periods beginning January 1, 2009. In April 2009, the FASB issued FSP FAS 141(R)-1, which amends the accounting for contingencies acquired in a business combination.
SFAS 141R, as amended, will generally only impact the accounting for future business combinations and will impact certain aspects of business combination accounting, such as transaction costs and certain merger-related restructuring reserves, as well as the accounting for partial acquisitions where control is obtained by JPMorgan Chase. One exception to the prospective application of SFAS 141R relates to accounting for income taxes associated with business combinations that closed prior to January 1, 2009. Once the purchase accounting measurement period closes for these acquisitions, any further adjustments to income taxes recorded as part of these business combinations will impact income tax expense. Previously, further adjustments were predominantly recorded as adjustments to goodwill.
SFAS 160 requires that noncontrolling interests be accounted for and presented as equity if material, rather than as a liability or mezzanine equity. SFAS 160’s presentation and disclosure requirements are to be applied retrospectively. The adoption of the reporting requirements of this pronouncement was not material to the Firm’s Consolidated Balance Sheets or results of operations.
Accounting for transfers of financial assets and repurchase financing transactions
In February 2008, the FASB issued FSP FAS 140-3, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer to be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. The Firm adopted FSP FAS 140-3 on January 1, 2009, for new transactions entered into after the date of adoption. The adoption of FSP FAS 140-3 did not have a material impact on the Consolidated Balance Sheets or results of operations.
Disclosures about derivative instruments and hedging activities — FASB Statement No. 161
In March 2008, the FASB issued SFAS 161, which amends the disclosure requirements of SFAS 133. SFAS 161 requires increased disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Firm adopted SFAS 161 on January 1, 2009. SFAS 161 only affected JPMorgan Chase’s disclosures of derivative instruments and related hedging activities, and not its Consolidated Balance Sheets, results of operations or Consolidated Statements of Cash Flows.
Determining whether instruments granted in share-based payment transactions are participating securities
In June 2008, the FASB issued FSP EITF 03-6-1, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), are considered participating securities and therefore are included in the two-class method calculation of earnings per share (“EPS”). Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Firm adopted the FSP retrospectively effective January 1, 2009, and EPS data for all prior periods has been revised. Adoption of the FSP did not affect the Firm’s results of operations, but basic and diluted EPS were reduced as disclosed in Note 20 on page 140 of this Form 10-Q.
Determining whether an instrument (or embedded feature) is indexed to an entity’s own stock
In September 2008, the EITF issued EITF 07-5, which establishes a two-step process for evaluating whether equity-linked financial instruments and embedded features are indexed to a company’s own stock for purposes of determining whether the derivative scope exception in SFAS 133 should be applied. EITF 07-5 is effective for fiscal years beginning after December 2008. The adoption of this EITF on January 1, 2009, did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.

The recognition and presentation of other-than-temporary impairment
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the other-than-temporary impairment model for debt securities. Under the FSP, an other-than-temporary-impairment must be recognized if an investor has the intent to sell the debt security or if it is more likely than not will be required to sell the debt security before recovery of its amortized cost basis. In addition, the FSP changes the amount of impairment to be recognized in current-period earnings when an investor does not have the intent to sell or if it is more likely than not will not be required to sell the debt security, as in these cases only the amount of the impairment associated with credit losses is recognized in income. The FSP also requires additional disclosures regarding the calculation of credit losses, as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Firm elected to early adopt the FSP as of January 1, 2009. The adoption of the FSP did not have a material impact on the Consolidated Balance Sheets or results of operations.
Determining fair value when the volume and level of activity for the asset or liability have significantly decreased, and identifying transactions that are not orderly
In April 2009, the FASB issued FSP FAS 157-4. The FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly declined. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The Firm elected to early adopt the FSP in the first quarter of 2009. The application of the FSP did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.
Interim disclosures about fair value of financial instruments
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. The FSP requires the SFAS 107 disclosures about the fair value of financial instruments to be presented in interim financial statements in addition to annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Firm intends to adopt these additional disclosure requirements on the effective date.
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
Accounting for transfers of financial assets and consolidation of variable interest entities
The FASB has been deliberating certain amendments to both SFAS 140 and FIN 46R that may impact the accounting for transactions that involve QSPEs and VIEs. Among other things, the FASB is proposing to eliminate the concept of QSPEs from both SFAS 140 and FIN 46R and make key changes to the consolidation model of FIN 46R that will change the method of determining which party to a VIE should consolidate the VIE. A final standard is expected to be issued in the second quarter of 2009, with an expected effective date of January 2010. Entities expected to be impacted include revolving securitization entities, bank-administered asset-backed commercial paper conduits, and certain mortgage securitization entities. The Firm is monitoring the FASB’s deliberations on these proposed amendments and continues to evaluate their potential impact. The ultimate impact to the Firm will depend on the guidance issued by the FASB in a final statement amending SFAS 140 and FIN 46R.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2009	2008

Revenue
Investment banking fees	$1,386	$1,216
Principal transactions	2,001	(803)
Lending & deposit-related fees	1,688	1,039
Asset management, administration and commissions	2,897	3,596
Securities gains	198	33
Mortgage fees and related income	1,601	525
Credit card income	1,837	1,796
Other income	50	1,829

Noninterest revenue	11,658	9,231

Interest income	17,926	17,532
Interest expense	4,559	9,873

Net interest income	13,367	7,659

Total net revenue	25,025	16,890

Provision for credit losses	8,596	4,424

Noninterest expense
Compensation expense	7,588	4,951
Occupancy expense	885	648
Technology, communications and equipment expense	1,146	968
Professional & outside services	1,515	1,333
Marketing	384	546
Other expense	1,375	169
Amortization of intangibles	275	316
Merger costs	205	—

Total noninterest expense	13,373	8,931

Income before income tax expense	3,056	3,535
Income tax expense	915	1,162

Net income	$2,141	$2,373

Net income applicable to common stockholders	$1,519	$2,290

Net income per common share data
Basic earnings per share	$0.40	$0.67
Diluted earnings per share	0.40	0.67

Weighted-average basic shares	3,755.7	3,396.0
Weighted-average diluted shares	3,758.7	3,423.3

Cash dividends per common share	$0.05	$0.38

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in millions, except share data)	2009	2008

Assets
Cash and due from banks	$26,681	$26,895
Deposits with banks	89,865	138,139
Federal funds sold and securities purchased under resale agreements (included $19,845 and $20,843 at fair value at March 31, 2009, and December 31, 2008, respectively)	157,237	203,115
Securities borrowed (included $3,305 and 3,381 at fair value at March 31, 2009, and December 31, 2008, respectively)	127,928	124,000
Trading assets (included assets pledged of $68,083 and $75,063 at March 31, 2009, and December 31, 2008, respectively)	429,700	509,983
Securities (included $333,830 and $205,909 at fair value at March 31, 2009, and December 31, 2008, respectively, and assets pledged of $107,469 and $25,942 at March 31, 2009, and December 31, 2008, respectively)	333,861	205,943
Loans (included $5,974 and $7,696 at fair value at March 31, 2009, and December 31, 2008, respectively)	708,243	744,898
Allowance for loan losses	(27,381)	(23,164)

Loans, net of allowance for loan losses	680,862	721,734

Accrued interest and accounts receivable	52,168	60,987
Premises and equipment	10,336	10,045
Goodwill	48,201	48,027
Other intangible assets:
Mortgage servicing rights	10,634	9,403
Purchased credit card relationships	1,528	1,649
All other intangibles	3,821	3,932
Other assets (included $22,560 and $29,199 at fair value at March 31, 2009, and December 31, 2008, respectively)	106,366	111,200

Total assets	$2,079,188	$2,175,052

Liabilities
Deposits (included $5,114 and $5,605 at fair value at March 31, 2009, and December 31, 2008, respectively)	$906,969	$1,009,277
Federal funds purchased and securities loaned or sold under repurchase agreements (included $2,508 and $2,993 at fair value at March 31, 2009, and December 31, 2008, respectively)	279,837	192,546
Commercial paper	33,085	37,845
Other borrowed funds (included $8,735 and $14,713 at fair value at March 31, 2009, and December 31, 2008, respectively)	112,257	132,400
Trading liabilities	139,806	166,878
Accounts payable and other liabilities (included the allowance for lending-related commitments of $638 and $659 at March 31, 2009, and December 31, 2008, respectively, and $11 and zero at fair value at March 31, 2009, and December 31, 2008, respectively)	165,521	187,978
Beneficial interests issued by consolidated variable interest entities (included $2,108 and $1,735 at fair value at March 31, 2009, and December 31, 2008, respectively)	9,674	10,561
Long-term debt (included $49,950 and $58,214 at fair value at March 31, 2009, and December 31, 2008, respectively)	243,569	252,094
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	18,276	18,589

Total liabilities	1,908,994	2,008,168

Commitments and contingencies (see Note 22 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at March 31, 2009, and December 31, 2008; issued 5,038,107 shares at March 31, 2009, and December 31, 2008)	31,993	31,939
Common stock ($1 par value; authorized 9,000,000,000 shares at March 31, 2009, and December 31, 2008; issued 3,941,633,895 shares at March 31, 2009, and December 31, 2008)	3,942	3,942
Capital surplus	91,469	92,143
Retained earnings	55,487	54,013
Accumulated other comprehensive income (loss)	(4,490)	(5,687)
Shares held in RSU Trust, at cost (1,941,394 and 4,794,723 shares at March 31, 2009, and December 31, 2008, respectively)	(86)	(217)
Treasury stock, at cost (183,901,727 and 208,833,260 shares at March 31, 2009, and December 31, 2008, respectively)	(8,121)	(9,249)

Total stockholders’ equity	170,194	166,884

Total liabilities and stockholders’ equity	$2,079,188	$2,175,052

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2009	2008

Preferred stock
Balance at January 1	$31,939	$—
Accretion of preferred stock discount on issuance to U.S. Treasury	54	—

Balance at March 31	31,993	—

Common stock
Balance at January 1, and March 31	3,942	3,658

Capital surplus
Balance at January 1	92,143	78,597
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	(674)	(525)

Balance at March 31	91,469	78,072

Retained earnings
Balance at January 1	54,013	54,715
Net income	2,141	2,373
Dividend declared:
Preferred stock	(425)	—
Common stock ($0.05 and $0.38 per share for the three months ended March 31, 2009 and 2008, respectively)	(242)	(1,326)

Balance at March 31	55,487	55,762

Accumulated other comprehensive income (loss)
Balance at January 1	(5,687)	(917)
Other comprehensive income	1,197	405

Balance at March 31	(4,490)	(512)

Shares held in RSU Trust
Balance at January 1	(217)	—
Reissuance from RSU Trust	131	—

Balance at March 31	(86)	—

Treasury stock, at cost
Balance at January 1	(9,249)	(12,832)
Reissuance from treasury stock	1,147	1,479
Share repurchases related to employee stock-based compensation awards	(19)	—

Balance at March 31	(8,121)	(11,353)

Total stockholders’ equity	$170,194	$125,627

Comprehensive income
Net income	$2,141	$2,373
Other comprehensive income	1,197	405

Comprehensive income	$3,338	$2,778

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in millions)	2009	2008

Operating activities
Net income	$2,141	$2,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	8,596	4,424
Depreciation and amortization	411	607
Amortization of intangibles	275	316
Deferred tax benefit	(1,206)	(409)
Investment securities gains	(198)	(33)
Proceeds on sale of investment	—	(1,540)
Stock-based compensation	788	660
Originations and purchases of loans held-for-sale	(5,669)	(11,180)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	5,824	10,469
Net change in:
Trading assets	90,281	(10,920)
Securities borrowed	(3,935)	3,170
Accrued interest and accounts receivable	8,720	(16,602)
Other assets	3,671	(13,846)
Trading liabilities	(32,739)	13,553
Accounts payable, accrued expense and other liabilities	(21,097)	11,229
Other operating adjustments	(5,107)	5,306

Net cash provided by (used in) operating activities	50,756	(2,423)

Investing activities
Net change in:
Deposits with banks	48,237	(948)
Federal funds sold and securities purchased under resale agreements	45,652	(31,730)
Held-to-maturity securities:
Proceeds	3	2
Available-for-sale securities:
Proceeds from maturities	27,159	9,248
Proceeds from sales	24,245	21,766
Purchases	(177,418)	(46,956)
Proceeds from sales and securitization of loans held-for-investment	4,660	5,616
Other changes in loans, net	25,780	(25,952)
Net cash (used) received in business acquisitions or dispositions	(91)	802
Net maturities of asset-backed commercial paper guaranteed by the FRBB	5,211	—
All other investing activities, net	(684)	(341)

Net cash provided by (used in) investing activities	2,754	(68,493)

Financing activities
Net change in:
Deposits	(112,287)	38,740
Federal funds purchased and securities loaned or sold under repurchase agreements	87,324	38,168
Commercial paper and other borrowed funds	(25,019)	(651)
Proceeds from the issuance of long-term debt and trust-preferred capital debt securities	17,750	19,506
Repayments of long-term debt and trust-preferred capital debt securities	(18,684)	(17,480)
Excess tax benefits related to stock-based compensation	—	99
Proceeds from issuance of common stock	(313)	(156)
Cash dividends paid	(1,832)	(1,319)
All other financing activities, net	(376)	382

Net cash (used in) provided by financing activities	(53,437)	77,289

Effect of exchange rate changes on cash and due from banks	(287)	371

Net (decrease) increase in cash and due from banks	(214)	6,744
Cash and due from banks at the beginning of the year	26,895	40,144

Cash and due from banks at the end of the period	$26,681	$46,888

Cash interest paid	$5,530	$9,998
Cash income taxes paid	718	502

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 149-153 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segment information, see Note 24 on pages 145-147 of this Form 10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission (the “2008 Annual Report”).
Certain amounts in prior periods have been reclassified to conform to the current presentation.
NOTE 2 — BUSINESS CHANGES AND DEVELOPMENTS
Decrease in common stock dividend
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009.
Acquisition of the banking operations of Washington Mutual Bank
Refer to Note 2 on pages 123-124 and 127 of JPMorgan Chase’s 2008 Annual Report for a discussion of JPMorgan Chase’s acquisition of the banking operations of Washington Mutual Bank (“Washington Mutual”) on September 25, 2008, including its purchase price and the allocation of the purchase price to net assets acquired and the resulting extraordinary gain. The acquisition is being accounted for under the purchase method of accounting in accordance with SFAS 141. The total purchase price to complete the acquisition was $1.9 billion. The total purchase price was allocated to the Washington Mutual assets acquired and liabilities assumed using their fair values as of September 25, 2008. The allocation of the purchase price may be modified through September 25, 2009, as more information is obtained about the fair value of assets acquired and liabilities assumed. There were no changes to the allocation of the purchase price during the three months ended March 31, 2009.
Merger with The Bear Stearns Companies Inc.
Refer to Note 2 on pages 125-127 of JPMorgan Chase’s 2008 Annual Report for a discussion of the merger on May 30, 2008, of a wholly-owned subsidiary of JPMorgan Chase with The Bear Stearns Companies Inc. (“Bear Stearns”). The merger is being accounted for under the purchase method of accounting in accordance with SFAS 141. The total purchase price to complete the merger was $1.5 billion. The total purchase price was allocated to the Bear Stearns assets acquired and liabilities assumed using their fair values as of April 8, 2008, and May 30, 2008. The updated summary computation of the purchase price and the allocation of the purchase price to the net assets of Bear Stearns are presented below. The allocation of the purchase price may be modified through May 30, 2009, as more information is obtained about the fair value of assets acquired and liabilities assumed.

(in millions, except for shares (in thousands), per share amounts and where otherwise noted)

Purchase price
Shares exchanged in the Share Exchange transaction (April 8, 2008)	95,000
Other Bear Stearns shares outstanding	145,759

Total Bear Stearns stock outstanding	240,759
Cancellation of shares issued in the Share Exchange transaction	(95,000)
Cancellation of shares acquired by JPMorgan Chase for cash in the open market	(24,061)

Bear Stearns common stock exchanged as of May 30, 2008	121,698
Exchange ratio	0.21753

JPMorgan Chase common stock issued	26,473
Average purchase price per JPMorgan Chase common share(a)	$45.26

Total fair value of JPMorgan Chase common stock issued		$1,198
Bear Stearns common stock acquired for cash in the open market (24 million shares at an average share price of $12.37 per share)		298

Fair value of employee stock awards (largely to be settled by shares held in the RSU Trust(b))		242
Direct acquisition costs		27
Less: Fair value of Bear Stearns common stock held in the RSU Trust and included in the exchange of common stock		(269	)(b)

Total purchase price		1,496

Net assets acquired

Bear Stearns common stockholders’ equity	$6,052
Adjustments to reflect assets acquired at fair value:
Trading assets	(3,906)
Premises and equipment	497
Other assets	(284)
Adjustments to reflect liabilities assumed at fair value:
Long-term debt	504
Other liabilities	(2,252)

Fair value of net assets acquired excluding goodwill		611

Goodwill resulting from the merger(c)		$885

(a)	The value of JPMorgan Chase common stock was determined by averaging the closing prices of JPMorgan Chase’s common stock for the four trading days during the period March 19, 2008, through March 25, 2008.

(b)	Represents shares of Bear Stearns common stock held in an irrevocable grantor trust (the “RSU Trust”), to be used to settle stock awards granted to selected employees and certain key executives under certain heritage Bear Stearns employee stock plans. Shares in the RSU Trust were exchanged for 6 million shares of JPMorgan Chase common stock at the merger exchange ratio of 0.21753. For further discussion of the RSU trust, see Note 10 on pages 155-157 of JPMorgan Chase’s 2008 Annual Report.

(c)	The goodwill was recorded in the Investment Bank and is not tax-deductible.

Condensed statement of net assets acquired
The following reflects the value assigned to Bear Stearns net assets as of the merger date.

(in millions)	May 30, 2008

Assets
Cash and due from banks	$534
Federal funds sold and securities purchased under resale agreements	21,204
Securities borrowed	55,195
Trading assets	136,460
Loans	4,407
Accrued interest and accounts receivable	34,677
Goodwill	885
All other assets	35,369

Total assets	$288,731

Liabilities
Federal funds purchased and securities loaned or sold under repurchase agreements	$54,643
Other borrowings	16,166
Trading liabilities	24,267
Beneficial interests issued by consolidated VIEs	47,042
Long-term debt	67,015
Accounts payable, accrued expense and other liabilities	78,532

Total liabilities	287,665

Bear Stearns net assets(a)	$1,066

(a)	Reflects the fair value assigned to 49.4% of the Bear Stearns net assets acquired on April 8, 2008 (net of related amortization), and the fair value assigned to the remaining 50.6% of the Bear Stearns net assets acquired on May 30, 2008. The difference between the Bear Stearns net assets acquired as presented above and the fair value of the net assets acquired (including goodwill) presented in the previous table represents JPMorgan Chase’s net losses recorded under the equity method of accounting.
Unaudited pro forma condensed combined financial information reflecting the Bear Stearns merger and Washington Mutual transaction
The following unaudited pro forma condensed combined financial information presents the results of operations of the Firm as they may have appeared for the three months ended March 31, 2008, if the Bear Stearns merger and the Washington Mutual transaction had been completed on January 1, 2008.

Three months ended March 31,
(in millions, except per share data)	2008

Total net revenue	$19,780
Net income (loss)	(884)
Net income per common share data(a):
Basic	$(0.27)
Diluted(b)	(0.27)
Weighted-average common shares issued and outstanding
Basic	3,418.9
Diluted(b)	3,418.9

(a)	Effective January 1, 2009, the Firm implemented FSP EITF 03-6-1. Accordingly, prior period amounts have been revised. For further discussion of FSP EITF 03-6-1, see Note 20 on page 140 of this Form 10-Q.

(b)	Common equivalent shares have been excluded from the pro forma computation of diluted loss per share for the three months ended March 31, 2008, as the effect would be antidilutive.
The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2008, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the three months ended March 31, 2008, were pro forma adjustments to reflect the results of operations of Bear Stearns, and Washington Mutual’s banking operations, considering the purchase accounting, valuation and accounting conformity adjustments related to each transaction. For the Washington Mutual transaction, the amortization of purchase accounting adjustments to report interest-earnings assets acquired and interest-bearing liabilities assumed at current interest rates is reflected. Valuation adjustments and the adjustment to conform allowance methodologies in the Washington Mutual transaction, and valuation and accounting conformity adjustments related to the Bear Stearns merger, are reflected in the results for the three months ended March 31, 2008.

NOTE 3 — FAIR VALUE MEASUREMENT
For a further discussion of JPMorgan Chase’s valuation methodologies for assets and liabilities measured at fair value and the SFAS 157 valuation hierarchy, see Note 4 on pages 129-143 of JPMorgan Chase’s 2008 Annual Report.
During the first quarter of 2009, there were no material changes made to the Firm’s valuation models.
The following table presents the financial instruments carried at fair value as of March 31, 2009, and December 31, 2008, by caption on the Consolidated Balance Sheets and by SFAS 157 valuation hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
				FIN 39	Total
March 31, 2009 (in millions)	Level 1	Level 2	Level 3	netting(e)	fair value

Federal funds sold and securities purchased under resale agreements	$—	$19,845	$—	$—	$19,845
Securities borrowed	—	3,305	—	—	3,305
Trading assets:
Debt and equity instruments:
U.S. government, agency and sponsored enterprises	78,404	6,338	288	—	85,030
Obligations of states and municipalities	14	9,779	2,482	—	12,275
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,661	—	—	2,661
Non-U.S. government debt securities	25,973	15,837	737	—	42,547
Corporate debt securities	—	46,445	6,144	—	52,589
Other	3	1,307	1,200	—	2,510
Equity securities	49,503	3,666	963	—	54,132
Loans	—	12,904	16,046	—	28,950
Residential mortgage-backed securities(a)	—	1,161	2,469	—	3,630
Commercial mortgage-backed securities(a)	—	483	1,890	—	2,373
Asset-backed securities	—	1,615	6,488	—	8,103
Physical commodities(b)	—	3,653	—	—	3,653

Total debt and equity instruments	153,897	105,849	38,707	—	298,453
Derivative receivables(c)	2,650	2,412,143	69,358	(2,352,904)	131,247

Total trading assets	156,547	2,517,992	108,065	(2,352,904)	429,700

Available-for-sale securities:
U.S. government, agency and sponsored enterprise	160,646	39,066	—	—	199,712
Obligations of states and municipalities	36	3,307	567	—	3,910
Certificates of deposit	—	3,735	—	—	3,735
Non-U.S. government debt securities	8,074	18,153	—	—	26,227
Corporate debt securities	53	53,077	57	—	53,187
Equity securities	3,653	16	—	—	3,669
Residential mortgage-backed securities(a)	—	8,233	761	—	8,994
Commercial mortgage-backed securities(a)	—	3,748	—	—	3,748
Asset-backed securities	—	19,570	11,078	—	30,648

Total available-for-sale securities	172,462	148,905	12,463	—	333,830

Loans	—	2,987	2,987	—	5,974
Mortgage servicing rights	—	—	10,634	—	10,634

Other assets:
Private equity investments	84	221	6,245	—	6,550
All other	5,485	6,106	4,419	—	16,010

Total other assets	5,569	6,327	10,664	—	22,560

Total assets measured at fair value on a recurring basis	$334,578	$2,699,361	$144,813	$(2,352,904)	$825,848
Less: Level 3 assets for which the Firm does not bear economic exposure(d)			3,369

Total recurring level 3 assets for which the Firm bears economic exposure			$141,444

	Fair value hierarchy
				FIN 39	Total
March 31, 2009 (in millions)	Level 1	Level 2	Level 3	netting(e)	fair value

Deposits	$—	$4,186	$928	$—	$5,114
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,508	—	—	2,508
Other borrowed funds	—	8,688	47	—	8,735

Trading liabilities:
Debt and equity instruments	41,927	11,602	257	—	53,786
Derivative payables(c)	2,959	2,360,213	50,210	(2,327,362)	86,020

Total trading liabilities	44,886	2,371,815	50,467	(2,327,362)	139,806

Accounts payable and other liabilities	—	5	6	—	11
Beneficial interests issued by consolidated VIEs	—	1,606	502	—	2,108
Long-term debt	—	33,293	16,657	—	49,950

Total liabilities measured at fair value on a recurring basis	$44,886	$2,422,101	$68,607	$(2,327,362)	$208,232

	Fair value hierarchy
				FIN 39	Total
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	netting(e)	fair value
Federal funds sold and securities purchased under resale agreements	$—	$20,843	$—	$—	$20,843
Securities borrowed	—	3,381	—	—	3,381

Trading assets:
Debt and equity instruments:
U.S. government, agency and sponsored-enterprises	78,407	11,643	163	—	90,213
Obligations of states and municipalities	—	10,361	2,641	—	13,002
Certificates of deposit, bankers’ acceptances and commercial paper	1,180	6,312	—	—	7,492
Non-U.S. government debt securities	19,986	17,954	707	—	38,647
Corporate debt securities	1	55,042	5,280	—	60,323
Other	4	6,188	1,226	—	7,418
Equity securities	73,174	3,992	1,380	—	78,546
Loans	—	14,711	17,091	—	31,802
Residential mortgage-backed securities(a)	—	658	3,339	—	3,997
Commercial mortgage-backed securities(a)	—	329	2,487	—	2,816
Asset-backed securities	—	2,414	7,106	—	9,520
Physical commodities(b)	—	3,581	—	—	3,581

Total debt and equity instruments	172,752	133,185	41,420	—	347,357
Derivative receivables(c)	3,630	2,685,101	52,991	(2,579,096)	162,626

Total trading assets	176,382	2,818,286	94,411	(2,579,096)	509,983

Available-for-sale securities:
U.S. government, agency and sponsored enterprises	109,624	18,118	—	—	127,742
Obligations of states and municipalities	34	2,463	838	—	3,335
Certificates of deposit	—	17,282	—	—	17,282
Non-U.S. government debt securities	6,112	2,232	—	—	8,344
Corporate debt securities	—	9,497	57	—	9,554
Equity securities	3,053	15	—	—	3,068
Residential mortgage-backed securities(a)	—	9,115	49	—	9,164
Commercial mortgage-backed securities(a)	—	3,939	—	—	3,939
Asset-backed securities	—	12,034	11,447	—	23,481

Total available-for-sale securities	118,823	74,695	12,391	—	205,909

Loans	—	5,029	2,667	—	7,696
Mortgage servicing rights	—	—	9,403	—	9,403

Other assets:
Private equity investments	151	332	6,369	—	6,852
All other	5,977	11,355	5,015	—	22,347

Total other assets	6,128	11,687	11,384	—	29,199

Total assets measured at fair value on a recurring basis	$301,333	$2,933,921	$130,256	$(2,579,096)	$786,414
Less: Level 3 assets for which the Firm does not bear economic exposure(d)			21,169

Total recurring level 3 assets for which the Firm bears economic exposure			$109,087

	Fair value hierarchy
				FIN 39	Total
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	netting(e)	fair value

Deposits	$—	$4,370	$1,235	$—	$5,605
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,993	—	—	2,993
Other borrowed funds	—	14,612	101	—	14,713

Trading liabilities:
Debt and equity instruments	34,568	10,418	288	—	45,274
Derivative payables(c)	3,630	2,622,371	43,484	(2,547,881)	121,604

Total trading liabilities	38,198	2,632,789	43,772	(2,547,881)	166,878

Accounts payable and other liabilities	—	—	—	—	—
Beneficial interests issued by consolidated VIEs	—	1,735	—	—	1,735
Long-term debt	—	41,666	16,548	—	58,214

Total liabilities measured at fair value on a recurring basis	$38,198	$2,698,165	$61,656	$(2,547,881)	$250,138

(a)	For further discussion of residential and commercial mortgage-backed securities, see the “Mortgage-related exposure carried at fair value” section of this Note on pages 97-98.

(b)	Physical commodities inventories are accounted for at the lower of cost or fair value.

(c)	The Firm does not reduce the derivative receivables and derivative payables balances for the FIN 39 netting adjustment either within or across the levels of the fair value hierarchy as it is not relevant to a presentation that is based on the transparency of inputs to the valuation of an asset or liability. As such, the derivative balances reported in the fair value hierarchy levels are gross of any netting adjustments.

(d)	Includes assets for which the Firm serves as an intermediary between two parties and does not bear market risk. The assets are predominantly reflected within derivative receivables.

(e)	As permitted under FIN 39, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the balance sheet amounts for the three months ended March 31, 2009 and 2008 (including changes in fair value), for financial instruments classified by the Firm within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the valuation hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
							Change in unrealized
				Purchases,	Transfers		gains and (losses)
Three months ended	Fair value,	Total		issuances	into and/or	Fair value,	related to financial
March 31, 2009	January 1,	realized/unrealized		settlements,	out of	March 31,	instruments held
(in millions)	2009	gains/(losses)		net	level 3	2009	at March 31, 2009

Assets:
Trading assets:
Debt and equity instruments:
U.S. government, agency and sponsored-enterprises	$163	$(12)		$66	$71	$288	$(10)
Obligations of states and municipalities	2,641	21		(180)	—	2,482	(5)
Certificates of deposit, bankers’ acceptances and commercial paper	—	—		—	—	—	—
Non-U.S. government debt securities	707	4		(8)	34	737	(1)
Corporate debt securities	5,280	(143)		(2,350)	3,357	6,144	(125)
Other	1,226	(87)		47	14	1,200	100
Equity securities	1,380	(276)		(261)	120	963	(205)
Loans	17,091	(1,550)		(88)	593	16,046	(1,602)
Residential mortgage-backed securities(a)	3,339	(365)		4	(509)	2,469	(393)
Commercial mortgage-backed securities(a)	2,487	(230)		(216)	(151)	1,890	(230)
Asset-backed securities	7,106	(218)		(362)	(38)	6,488	(188)
Physical commodities	—	—		—	—	—	—

Total debt and equity instruments	41,420	(2,856	)(d)(e)	(3,348)	3,491	38,707	(2,659	)(d)(e)

Net derivative receivables	9,507	769	(d)	(2,992)	11,864	19,148	54	(d)
Available-for-sale securities:
Asset-backed securities	11,447	(905)		361	175	11,078	(1,097)
Other	944	—		(99)	540	1,385	—

Total available-for-sale securities	12,391	(905)	(f)	262	715	12,463	(1,097)

Loans	2,667	(405)	(d)	(197)	922	2,987	(358)	(d)
Mortgage servicing rights	9,403	1,310	(e)	(79)	—	10,634	1,310	(e)

Other assets:
Private equity investments(b)	6,369	(338	)(d)	143	71	6,245	(314	)(d)
All other	5,015	(418	)(g)	(123)	(55)	4,419	(418	)(g)

Liabilities(c):
Deposits	$(1,235)	$(14	)(d)	$383	$(62)	$(928)	$9	(d)
Other borrowed funds	(101)	95	(d)	(36)	(5)	(47)	(3	)(d)
Trading liabilities:
Debt and equity instruments	(288)	(62	)(d)	90	3	(257)	100	(d)
Accounts payable and other liabilities	—	2	(d)	(8)	—	(6)	2	(d)
Beneficial interests issued by consolidated VIEs	—	—	(d)	(502)	—	(502)	—	(d)
Long-term debt	(16,548)	842	(d)	1,318	(2,269)	(16,657)	485	(d)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
				Purchases,	Transfers		gains and (losses)
Three months ended	Fair value,	Total		issuances	into and/or	Fair value,	related to financial
March 31, 2008	January 1,	realized/unrealized		settlements,	out of	March 31,	instruments held
(in millions)	2008	gains/(losses)		net	level 3	2008	at March 31, 2008

Assets:
Trading assets:
Debt and equity instruments	$24,066	$(689	)(d)(e)	$3,831	$13,619	$40,827	$(640	)(d)(e)
Net derivative receivables	633	1,494	(d)	204	722	3,053	1,413	(d)
Available-for-sale securities	101	(101	)(f)	336	—	336	(102	)(f)
Loans	8,380	(199	)(d)	275	—	8,456	(203	)(d)
Mortgage servicing rights	8,632	(632	)(e)	419	—	8,419	(632	)(e)
Other assets:
Private equity investments(b)	6,763	209	(d)	(970)	—	6,002	(6	)(d)
All other	3,160	31	(g)	46	30	3,267	34	(g)

Liabilities(c):
Deposits	$(1,161)	$(13	)(d)	$(32)	$(2)	$(1,208)	$(12	)(d)
Other borrowed funds	(105)	36	(d)	(138)	68	(139)	(15	)(d)
Trading liabilities:
Debt and equity instruments	(480)	(59	)(d)	(9)	(179)	(727)	(341	)(d)
Accounts payable and other liabilities	(25)	25	(d)	—	—	—	—
Beneficial interests issued by consolidated VIEs	(82)	31	(d)	—	—	(51)	31	(d)
Long-term debt	(21,938)	245	(d)	1,089	(500)	(21,104)	197	(d)

(a)	For further discussion of residential and commercial mortgage-backed securities, see the “Mortgage-related exposures carried at fair value” section of this Note on pages 97-98.

(b)	Private equity instruments represent investments within the Corporate/Private Equity line of business.

(c)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities carried at fair value on a nonrecurring basis) were 33% and 25% at March 31, 2009, and December 31, 2008, respectively.

(d)	Reported in principal transactions revenue.

(e)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell, and mortgage servicing rights are measured at fair value and reported in mortgage fees and related income.

(f)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

(g)	Reported in other income.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following tables present the financial instruments carried on the Consolidated Balance Sheets by caption and level within the SFAS 157 valuation hierarchy (as described above) as of March 31, 2009, and December 31, 2008, for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value hierarchy
March 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans(a)	$—	$3,512	$2,845	$6,357

Other real estate owned	—	573	108	681
Other assets	—	165	924	1,089

Total other assets	—	738	1,032	1,770

Total assets at fair value on a nonrecurring basis	$—	$4,250	$3,877	$8,127

Accounts payable and other liabilities(b)	$—	$175	$76	$251

Total liabilities at fair value on a nonrecurring basis	$—	$175	$76	$251

	Fair value hierarchy
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans(a)	$—	$4,991	$3,999	$8,990

Other real estate owned	—	706	103	809
Other assets	—	1,057	188	1,245

Total other assets	—	1,763	291	2,054

Total assets at fair value on a nonrecurring basis	$—	$6,754	$4,290	$11,044

Accounts payable and other liabilities(b)	$—	$212	$98	$310

Total liabilities at fair value on a nonrecurring basis	$—	$212	$98	$310

(a)	Includes leveraged lending and other loan warehouses held-for-sale.

(b)	Represents the fair value adjustment associated with $1.1 billion and $1.5 billion of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio at March 31, 2009, and December 31, 2008, respectively.
Nonrecurring fair value changes
The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended March 31, 2009 and 2008, related to financial instruments held at March 31, 2009 and 2008.

	Three months ended March 31,
(in millions)	2009	2008
| |
Loans	$(1,251)	$(941)
Other assets	(290)	(121)
Accounts payable and other liabilities	35	(55)

Total nonrecurring fair value gains (losses)	$(1,506)	$(1,117)

In the above table, loans predominantly include writedowns of delinquent Retail Financial Services (“RFS”) mortgage and home equity loans where impairment is based on the fair value of the underlying collateral and the change in fair value for the Investment Bank (“IB”) leveraged lending and warehouse loans carried on the balance sheet at the lower of cost or fair value. Accounts payable and other liabilities predominantly include the change in fair value for unfunded lending-related commitments within the leveraged lending portfolio.
Level 3 analysis
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 7% of total Firm assets at March 31, 2009. The following describes significant changes to level 3 assets during the quarter.
Level 3 assets increased $14.1 billion in the first quarter of 2009, largely due to the transfer of approximately $37.4 billion of structured credit derivatives to level 3 as a result of decreasing transaction activity, and the lack of observable market data in the first quarter. The fair value of such derivatives is based on observable market data, where available. Where observable market data is not available or is limited, such derivatives are also priced using independently reviewed and approved valuation models. Such models include pricing inputs such as correlation that are calibrated to observable parameters where available. Valuation adjustments, including parameter uncertainty, are made where appropriate to ensure that the derivatives are recorded at fair value. As and when transactions occur, the Firm considers those prices in valuing positions with similar risk. The Firm’s valuation approach did not change as a result of the transfer to level 3; rather the inputs to the valuation were less observable in the current period as compared to prior periods. In assessing the Firm’s actual risk exposure to such derivatives, consideration must be given to level 3 liabilities with offsetting risk characteristics. In the first quarter of 2009, there were approximately $21.6 billion of level 3 liabilities with offsetting risk characteristics; these liabilities are modeled and valued the same way with the same parameters and inputs as the assets. After consideration of the offsetting liabilities, the counterparty credit risk and market risk related to the net $15.8 billion asset is hedged dynamically with credit default swaps and index tranches, which are largely observable and liquid.
In addition, level 3 assets increased $3.1 billion related to a transfer of certain structured notes reflective of lower liquidity and pricing observability.
The increase in level 3 assets described above was partially offset by the transfer of $17.7 billion of single-name CDS on ABS from level 3 to level 2, resulting from a decline in pricing uncertainty. The fair value of these assets is generally based on observable market data from third-party transactions, benchmarking to relevant indices such as the Asset-Backed Securities Index (“ABX”), and calibration to other available market information such as broker quotes.

Also partially offsetting the increase in level 3 assets was a decrease of approximately:
•	$3.6 billion related to sales of CDS positions on CMBS and RMBS.

•	$2.4 billion related to sales and unwinds of structured transactions with hedge funds.

•	$2.6 billion in residential and commercial mortgage-backed securities and loans and other asset-backed securities, primarily driven by markdowns and sales.
Gains and Losses
The Firm risk manages level 3 financial instruments using securities and derivative positions classified within level 1 or 2 of the valuation hierarchy; the effect of these risk management activities is not reflected in the level 3 gains and losses included in the tables above.
Included in the tables for the first three months of 2009 were gains and losses resulting from:
•	Losses on trading debt and equity instruments of approximately $2.9 billion, principally from mortgage-related transactions and certain asset-backed securities. For a further discussion of the gains and losses on mortgage-related exposures inclusive of risk management activities, see the “Mortgage-related exposures carried at fair value” discussion below.
•	Gains of $1.3 billion on mortgage servicing rights (“MSRs”).
•	Net gains on derivatives of $769 million primarily related to changes in interest rates and credit spreads.
•	Losses of $567 million on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and therefore included in nonrecurring fair value assets.
•	Gains of $842 million related to structured notes, principally due to significant volatility in equity markets.
Included in the tables for the first three months of 2008 were gains and losses resulting from:
•	Losses on trading debt and equity instruments of approximately $700 million, principally from mortgage-related transactions.
•	Losses of approximately $900 million on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and therefore included in the nonrecurring fair value assets.
•	Gains of $245 million related to structured notes, principally due to significant volatility in equity markets.
•	Net gains of $1.5 billion related to fixed income and equity derivatives.
For further information on changes in the fair value of the MSRs see Note 18 on pages 137-138 of this Form 10-Q.

Mortgage-related exposures carried at fair value
The following table provides a summary of the Firm’s mortgage-related exposures, including the impact of risk management activities. These exposures include all mortgage-related securities and loans carried at fair value regardless of their classification within the fair value hierarchy. The table below summarizes the Firm’s mortgage-related exposures that are carried at fair value through earnings or at the lower of cost or fair value; the table excludes mortgage-related securities held in the available-for-sale portfolio, which are reported on page 98 of this Form 10-Q.

	Exposure as of		Exposure as of		Net gains/(losses)
	March 31, 2009		December 31, 2008		reported in income(e)
		Net of risk		Net of risk	Three months	Three months
		management		management	ended	ended
(in millions)	Gross	activities(d)	Gross	activities(d)	March 31, 2009	March 31, 2008

U.S. Residential
Mortgage(a)(b)(c)
Prime	$12,546	$4,355	$11,221	$5,044
Alt-A	4,211	4,204	3,934	3,917

	16,757	8,559	15,155	8,961	$430	$(601)

Subprime	767	277	941	(28)	5	(115)

Non-U.S. Residential	1,464	1,157	1,591	951	(9)	6

Commercial Mortgage:
Securities	2,424	1,827	2,836	1,438	128	(253)
Loans	3,537	2,309	4,338	2,179	(351)	(13)

(a)	Included exposures in IB and Retail Financial Services segments.

(b)	Excluded certain mortgage-related assets that are carried at fair value and recorded in trading assets, such as: (i) U.S. government agency and U.S. government-sponsored enterprise securities that are liquid and of high credit quality of $54.2 billion and $58.9 billion at March 31, 2009, and December 31, 2008, respectively; and (ii) reverse mortgages of $4.3 billion at both March 31, 2009, and December 31, 2008, for which the principal risk is mortality risk. Also excluded mortgage servicing rights, which are reported in Note 18 on pages 137-138 of this Form 10-Q.

(c)	Excluded certain mortgage-related financing transactions, which are collateralized by mortgage-related assets, of $5.2 billion and $5.7 billion at March 31, 2009, and December 31, 2008, respectively. These financing transactions are excluded from the table, as they are accounted for on an accrual basis of accounting. For certain financings deemed to be impaired, impairment is measured and recognized based on the fair value of the collateral. Of these financing transactions, $962 million and $1.2 billion at March 31, 2009, and December 31, 2008, respectively, were considered impaired.

(d)	The amounts presented reflect the effects of derivatives utilized to risk manage the gross exposures arising from cash-based instruments and are presented on a bond- or loan-equivalent (notional) basis. Derivatives are excluded from the gross exposure, as they are principally used for risk management purposes.

(e)	Net gains and losses include all revenue related to the positions (i.e., all interest income, changes in fair value of the assets, changes in fair value of the related risk management positions, and all interest expense related to the liabilities funding those positions).
Residential mortgages
Prime Mortgage — At March 31, 2009, the Firm had exposure of $12.5 billion to prime mortgage loans and securities carried at fair value through earnings or at the lower of cost or fair value. Loans include $10.3 billion of first-lien mortgages predominantly classified in level 2. Of the $2.2 billion of securities (including $675 million of forward purchase commitments), $779 million is classified in level 2, and $794 million is classified in level 3; and $675 million was classified in derivative receivables in level 3. Prime mortgage securities are largely rated “AAA.”
Alt-A mortgage — At March 31, 2009, the Firm had exposure of $4.2 billion to Alt-A mortgage loans and securities carried at fair value through earnings or at the lower of cost or fair value. Loans include $3.3 billion of first-lien mortgages classified in level 3. Of the $865 million of securities, which are predominantly rated BB+ and below, $123 million is classified in level 2, and $742 million is classified in level 3.
Subprime mortgage — At March 31, 2009, the Firm had exposure of $767 million to subprime mortgage securities and loans carried at fair value through earnings or at the lower of cost or fair value. Of the $520 million of securities, largely rated BB+ and below, $44 million is classified in level 2 and $476 million is classified in level 3. Loans include $247 million of first-lien mortgages classified in level 3.
Non-U.S. residential mortgage
At March 31, 2009, the Firm had exposure of $1.5 billion to non-U.S. residential mortgage loans and securities carried at fair value through earnings or at the lower of cost or fair value. Loans include $792 million of first-lien mortgages classified in level 3. Of the $672 million of securities, $215 million is classified in level 2, and $457 million is classified in level 3. Securities are predominantly rated “AAA.”

Commercial mortgages
At March 31, 2009, the Firm had exposure to $5.9 billion of commercial mortgage loans and securities carried at fair value through earnings or at the lower of cost or fair value. Loans include $3.5 billion of first-lien mortgages, predominantly in the U.S., classified in level 3. Of the $2.4 billion of securities which are partially rated “AAA,” $483 million is classified in level 2, and $1.9 billion is classified in level 3.
The following table presents mortgage-related activities within the available-for-sale securities portfolio.

					Unrealized gains/(losses)
					included in
			Net gains/(losses)		other comprehensive
			reported in income(a)		income (pretax)
			Three	Three	Three	Three
	Exposures	Exposures	months	months	months	months
	as of	as of	ended	ended	ended	ended
	March 31,	December	March 31,	March 31,	March 31,	March 31,
(in millions)	2009	31, 2008	2009	2008	2009	2008

U.S. residential mortgage:
Prime	$5,235	$6,027	$(97)	$—	$(408)	$(107)
Alt-A	367	868	(50)	—	(23)	—
Subprime	131	194	(16)	(20)	(2)	(23)

Non-U.S. residential	3,261	2,075	—	—	147	—

Commercial mortgage	3,748	3,939	(10)	—	(225)	—

U.S. government and federal agency obligations:
Mortgage-backed securities	$26,218	$6,424	$54	$—	$207	$—
Agency obligations	31	—	—	—	—	—
Collateralized mortgage obligations	567	558	—	—	11	—

U.S. government-sponsored enterprise obligations:
Mortgage-backed securities	142,698	110,403	248	(5)	1,431	495
Direct obligations	29,778	9,657	4	—	(63)	—

(a)	Excludes related net interest income.
Exposures in the table above include $212.0 billion of mortgage-backed securities classified as available-for-sale on the Firm’s Consolidated Balance Sheets at March 31, 2009. These investments are used as part of the Firm’s centralized risk management of structural interest rate risk (i.e., the sensitivity of the Firm’s Consolidated Balance Sheets to changes in interest rates). Changes in the Firm’s structural interest rate position, as well as changes in the overall interest rate environment, are continually monitored, resulting in periodic repositioning of mortgage-backed securities classified as available-for-sale. Given that this portfolio is primarily used to manage the Firm’s structural interest rate risk, predominantly all of these securities are backed by either U.S. government agencies, U.S. government-sponsored enterprises, or are rated “AAA.”
Investment securities in the available-for-sale portfolio include:
•	$5.6 billion of prime and Alt-A securities, largely rated “AAA.”
•	$3.7 billion of commercial mortgage-backed securities, principally rated “AAA.”
•	$199.3 billion of U.S. government and federal agency or U.S. government-sponsored enterprise mortgage-backed securities.

Credit adjustments
When determining the fair value of an instrument, it may be necessary to record a valuation adjustment to arrive at an exit price in accordance with SFAS 157. Valuation adjustments include, but are not limited to, amounts to reflect counterparty credit quality and the Firm’s own creditworthiness. For a detailed discussion of the valuation adjustments the Firm considers, see Note 4 on pages 129-143 of JPMorgan Chase’s 2008 Annual Report.
The following table provides the credit adjustments, gross of hedges where risk is actively managed, as reflected within the Consolidated Balance Sheets of the Firm as of the dates indicated.

(in millions)	March 31, 2009	December 31, 2008

Derivatives receivables balance	$131,247	$162,626
Derivatives CVA(a)	(8,689)	(9,566)

Derivatives payables balance	86,020	121,604
Derivatives DVA	1,803	1,389

Structured notes balance	57,790	67,340
Structured notes DVA(b)	3,051	2,413

(a)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, based on the tenor and legal form of the note.

(b)	Structured notes are carried at fair value based on the Firm’s election under SFAS 159. For further information on these elections, see Note 5 on pages 99-101 of this Form 10-Q.
The following table provides the impact of credit adjustments, gross of hedges where risk is actively managed, on earnings in the respective periods.

	Three months ended March 31,
(in millions)	2009	2008

Credit adjustments:
Derivatives CVA(a)	$877	$(1,563)
Derivatives DVA	414	533
Structured notes DVA(b)	638	898

(a)	Derivative credit valuation adjustments (“CVA”), gross of hedges, include results managed by Credit Portfolio and other lines of business within IB.

(b)	Structured notes are carried at fair value based on the Firm’s election under SFAS 159. For further information on these elections, see Note 5 on pages 99-101 of this Form 10-Q.
The market’s view of the Firm’s credit quality is reflected in credit spreads observed in the credit default swap market. These credit spreads are affected by a number of factors, such as the performance of the assets the Firm holds. Consequently, significant deterioration in the value of sizable exposures held by the Firm are likely to result in wider credit default swap spreads. This will lead to an increase in the Firm’s credit adjustment (i.e., debit valuation adjustments (“DVA”)) for liabilities carried at fair value.
NOTE 4 — FAIR VALUE OPTION
SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Firm’s fair value elections were intended to mitigate the volatility in earnings that had been created by recording financial instruments and the related risk management instruments on a different basis of accounting, or to eliminate the operational complexities of applying hedge accounting.
For a discussion of the primary financial instruments for which fair value elections have been made and the basis for those elections, see Note 5 on pages 144—146 of JPMorgan Chase’s 2008 Annual Report.

Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three months ended March 31, 2009 and 2008, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2009				2008
				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value
(in millions)	transactions(b)	income(b)		recorded	transactions(b)	income(b)		recorded

Federal funds sold and securities purchased under resale agreements	$(226)	$—		$(226)	$549	$—		$549
Securities borrowed	(7)	—		(7)	—	—		—

Trading assets:
Debt and equity instruments, excluding loans	60	(3)	(c)	57	189	(6	)(c)	183
Loans reported as trading assets:
Changes in instrument-specific credit risk	(480)	(50	)(c)	(530)	(822)	(52	)(c)	(874)
Other changes in fair value	(265)	937	(c)	672	(86)	393	(c)	307
Loans:
Changes in instrument-specific credit risk	(453)	—		(453)	(261)	—		(261)
Other changes in fair value	(107)	—		(107)	28	—		28
Other assets	—	(401	)(d)	(401)	—	38	(d)	38

Deposits(a)	(165)	—		(165)	(399)	—		(399)
Federal funds purchased and securities loaned or sold under repurchase agreements	33	—		33	(67)	—		(67)
Other borrowed funds(a)	34	—		34	(72)	—		(72)
Trading liabilities	(2)	—		(2)	(1)	—		(1)
Beneficial interests issued by consolidated VIEs	15	—		15	(175)	—		(175)
Other liabilities	(1)	—		(1)	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	644	—		644	875	—		875
Other changes in fair value	1,207	—		1,207	(848)	—		(848)

(a)	Total changes in instrument-specific credit risk related to structured notes were $638 million and $898 million for the three months ended March 31, 2009 and 2008, respectively, which includes adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)	Included in the amounts are gains and losses related to certain financial instruments previously carried at fair value by the Firm, such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of the Investment Bank’s trading activities.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.
Determination of instrument-specific credit risk for items for which a fair value election was made
The following describes how the gains and losses included in earnings during 2009 and 2008, which were attributable to changes in instrument-specific credit risk, were determined.
•	Loans and lending-related commitments: For floating-rate instruments, all changes in value are presented as instrument-specific credit risk. For fixed-rate instruments, an allocation of the changes in value for the period is made between those changes in value that are interest rate—related and changes in value that are credit-related. Allocations are generally based on an analysis of borrower-specific credit spread and recovery information, where available, or benchmarking to similar entities or industries. Instrument-specific credit risk, as presented, also incorporates the impact of liquidity in current markets.
•	Long-term debt: Changes in value attributable to instrument-specific credit risk were derived principally from observable changes in the Firm’s credit spread. The gains for 2009 and 2008 were attributable to the widening of the Firm’s credit spread.

•	Resale and repurchase agreements, securities borrowed agreements and securities lending agreements: Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount loaned; as a result, there would be no adjustment, or an immaterial adjustment, for instrument-specific credit risk related to these agreements.
Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2009, and December 31, 2008, for loans and long-term debt for which the SFAS 159 fair value option has been elected. The loans were classified in trading assets — debt and equity instruments or in loans.

	March 31, 2009			December 31, 2008
			Fair value				Fair value
			over (under)				over (under)
	Contractual		contractual	Contractual			contractual
	principal		principal	principal			principal
(in millions)	outstanding	Fair value	outstanding	outstanding		Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—	$—	$—	$—		$—	$—
Loans	—	—	—	—		—	—
Nonaccrual loans
Loans reported as trading assets(a)	5,584	1,730	(3,854)	5,156		1,460	(3,696)
Loans	381	132	(249)	189		51	(138)

Subtotal	5,965	1,862	(4,103)	5,345		1,511	(3,834)
All other performing loans
Loans reported as trading assets(a)	35,940	27,220	(8,720)	36,336		30,342	(5,994)
Loans	8,564	5,651	(2,913)	10,206		7,441	(2,765)

Total loans	$50,469	$34,733	$(15,736)	$51,887		$39,294	$(12,593)

Long-term debt
Principal protected debt	$(25,829) (c)	$(25,141)	$(688)	$(27,043	)(c)	$(26,241)	$(802)
Nonprincipal protected debt(b)	NA	(24,809)	NA	NA		(31,973)	NA

Total long-term debt	NA	$(49,950)	NA	NA		$(58,214)	NA

FIN 46R long-term beneficial interests
Principal protected debt	$(502)	$(502)	$—	$—		$—	$—
Nonprincipal protected debt(b)	NA	(1,606)	NA	NA		(1,735)	NA

Total FIN 46R long-term beneficial interests	NA	$(2,108)	NA	NA		$(1,735)	NA

(a)	Loans reported as trading assets have been revised for the prior period.

(b)	Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note.

(c)	Where the Firm issues principal-protected zero coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.

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
The following table presents principal transactions revenue.

	Three months ended March 31,
(in millions)	2009	2008

Trading revenue	$2,489	$(1,003)
Private equity gains (losses)(a)	(488)	200

Principal transactions	$2,001	$(803)

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, and those held in other business segments.
Trading assets and liabilities
Trading assets include debt and equity instruments held for trading purposes that JPMorgan Chase owns (“long” positions), certain loans for which the Firm manages on a fair value basis and has elected the SFAS 159 fair value option, and physical commodities inventories that are accounted for at the lower of cost or fair value. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading assets and liabilities are carried at fair value on the Consolidated Balance Sheets. For a discussion of the valuation of trading assets and trading liabilities, see Note 4 on pages 129-143 of JPMorgan Chase’s 2008 Annual Report.
The following table presents the fair value of trading assets and trading liabilities for the dates indicated.

(in millions)	March 31, 2009	December 31, 2008

Trading assets
Debt and equity instruments
U.S. government and agency:
U.S. treasuries	$20,490	$22,121
Mortgage-backed securities	8,046	6,037
Agency obligations	5	35
U.S. government-sponsored enterprise:
Mortgage-backed securities	46,117	52,871
Direct obligations	10,372	9,149
Obligations of states and municipalities	12,275	13,002
Certificates of deposit, bankers’ acceptances and commercial paper	2,661	7,492
Non-U.S. government debt securities	42,547	38,647
Corporate debt securities	52,589	60,323
Equity securities	54,132	78,546
Loans	28,950	31,802
Residential mortgage-backed securities:
Prime	1,573	1,725
Alt-A	865	787
Subprime	520	680
Non-U.S. residential	672	805
Commercial mortgage-backed securities	2,373	2,816
Asset-backed securities:
Credit card receivables	710	1,296
Automobile loans	516	722
Other consumer loans	1,140	1,343
Commercial and industrial loans	1,381	1,604
Collateralized debt obligations	3,943	3,868
Other	413	687
Physical commodities	3,653	3,581
Other	2,510	7,418

Total debt and equity instruments	298,453	347,357

(in millions)	March 31, 2009	December 31, 2008

Derivative receivables:
Interest rate(a)	$46,375	$49,996
Credit	34,337	44,695
Commodity	15,334	14,830
Foreign exchange(a)	23,715	38,820
Equity	11,486	14,285

Total derivative receivables	131,247	162,626

Total trading assets	$429,700	$509,983

Trading liabilities
Debt and equity instruments(b)	$53,786	$45,274
Derivative payables:
Interest rate(a)	21,487	27,645
Credit	15,388	23,566
Commodity	9,983	11,921
Foreign exchange(a)	26,178	41,156
Equity	12,984	17,316

Total derivative payables	86,020	121,604

Total trading liabilities	$139,806	$166,878

(a)	During the first quarter of 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in reclassifications of $14.1 billion and $20.8 billion derivative receivables and derivative payables, respectively, between cross-currency interest rate swaps and foreign exchange contracts as of December 31, 2008.

(b)	Primarily represents securities sold, not yet purchased.
As noted above, included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. As permitted under FIN 39, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The netted amount of cash collateral received and paid was $92.1 billion and $66.6 billion, respectively, at March 31, 2009, and $103.6 billion and $72.4 billion, respectively, at December 31, 2008. The Firm received and paid excess collateral of $21.6 billion and $2.8 billion, respectively, at March 31, 2009, and $22.2 billion and $3.7 billion, respectively, at December 31, 2008. This additional collateral received and paid secures potential exposure that could arise in the derivatives portfolio should the mark-to-market value of the transactions move in the Firm’s favor or the client’s favor, respectively, and is not nettable against the amount of derivative receivables or derivative payables in the table above. The above amounts also exclude liquid securities held and posted as collateral by the Firm to secure derivative receivables and derivative payables. Collateral amounts held and posted in securities form are not recorded on the Firm’s balance sheet, and are therefore not nettable against derivative receivables or derivative payables. The Firm held securities collateral of $15.5 billion and $19.8 billion at March 31, 2009, and December 31, 2008, respectively, related to derivative receivables. The Firm posted $8.1 billion and $11.8 billion of securities collateral at March 31, 2009, and December 31, 2008, respectively, related to derivative payables. For additional discussion of derivative instruments, see Note 6 on pages 104-111 of this Form 10-Q.
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended March 31,
(in millions)	2009	2008

Trading assets — debt and equity instruments	$314,846	$401,796
Trading assets — derivative receivables	142,243	97,863

Trading liabilities — debt and equity instruments(a)	$54,868	$89,701
Trading liabilities — derivative payables	94,944	81,094

(a)	Primarily represent securities sold, not yet purchased.
Private equity investments
For a discussion of the accounting for and valuation of private equity investments, see Note 4 on pages 129-143 of JPMorgan Chase’s 2008 Annual Report. Private equity investments are recorded in other assets on the Consolidated Balance Sheets. The following table presents the carrying value and cost of the private equity investment portfolio held by the Private Equity business within Corporate/Private Equity for the dates indicated.

	March 31, 2009		December 31, 2008
(in millions)	Carrying value	Cost	Carrying value	Cost

Total private equity investments	$6,550	$8,379	$6,852	$8,257

NOTE 6 — DERIVATIVE INSTRUMENTS
Derivative instruments enable end-users to transform or mitigate exposure to credit or market risks. Counterparties to a derivative contract seek to obtain risks and rewards similar to those that could be obtained from purchasing or selling a related cash instrument without having to exchange the full purchase or sales price upfront. JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage risks of market exposures. The majority of the Firm’s derivatives are entered into for market-making purposes.
Trading Derivatives
The Firm transacts in a variety of derivatives in its trading portfolios to meet the needs of customers (both dealers and clients) and to generate revenue through this trading activity. The Firm makes markets in derivatives for its customers (collectively, “client derivatives”) seeking to mitigate or transform interest rate, credit, foreign exchange, equity and commodity risks. The Firm actively manages the risks from its exposure to such derivatives by entering into other derivative transactions or purchasing or selling other financial instruments that partially or fully offset the exposure from client derivatives. The Firm seeks to earn a spread between the client derivatives and offsetting positions, and from the remaining open risk positions. For more information about trading derivatives, see the trading derivatives gains and losses table on page 109 of this Form 10-Q.
Risk Management Derivatives
The Firm manages its market exposures using various derivative instruments.
Interest rate contracts are used to minimize fluctuations in earnings that are caused by changes in interest rates. Fixed-rate assets and liabilities appreciate or depreciate in market value as interest rates change. Similarly, interest income and interest expense increase or decrease as a result of variable-rate assets and liabilities resetting to current market rates, and as a result of the repayment and subsequent origination or issuance of fixed-rate assets and liabilities at current market rates. Gains and losses on the derivative instruments that are related to such assets and liabilities are expected to substantially offset this variability in earnings. The Firm generally uses interest rate swaps, forwards and futures to manage the impact of interest rate fluctuations on earnings.
Foreign currency forward contracts are used to manage the foreign exchange risk associated with certain foreign currency-denominated (i.e., non-U.S.) assets and liabilities and forecasted transactions denominated in a foreign currency, and the Firm’s equity investments in non-U.S. subsidiaries. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent values of the foreign currency-denominated assets and liabilities or forecasted revenue or expense increase or decrease. Gains or losses on the derivative instruments that are related to the foreign currency-denominated assets or liabilities, or forecasted transactions, are expected to substantially offset this variability.
Gold forward contracts are used to manage the price risk of gold inventory in the Firm’s commodities portfolio. Gains or losses on the gold forwards are expected to substantially offset the depreciation or appreciation of the gold inventory as a result of gold price changes. Also in the commodities portfolio, electricity and natural gas futures and forwards contracts are used to manage the price risk associated with energy-related tolling and load serving contracts and energy-related investments.
The Firm uses credit derivatives to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. For a further discussion of credit derivatives, see the discussion in the Credit derivatives section on pages 110-111 of this Form 10-Q.
For more information about risk management derivatives, see the risk management derivatives gains and losses table on page 109 of this Form 10-Q.

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of March 31, 2009, and December 31, 2008.

	Notional amounts(c)
(in billions)	March 31, 2009	December 31, 2008

Interest rate contracts
Swaps(a)	$49,282	$54,524
Futures and forwards	6,502	6,277
Written options	4,717	4,803
Purchased options	4,563	4,656

Total interest rate contracts	65,064	70,260

Credit derivatives(b)	7,495	8,388

Foreign exchange contracts
Cross-currency swaps(a)	1,671	1,681
Spot, futures and forwards	3,564	3,744
Written options	925	972
Purchased options	924	959

Total foreign exchange contracts	7,084	7,356

Equity contracts
Swaps	67	77
Futures and forwards	45	56
Written options	628	628
Purchased options	606	652

Total equity contracts	1,346	1,413

Commodity contracts
Swaps	200	234
Futures and forwards	109	115
Written options	203	206
Purchased options	194	198

Total commodity contracts	706	753

Total derivative notional amounts	$81,695	$88,170

(a)	During the first quarter of 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in a reclassification of $1.7 trillion notional amount of cross-currency swaps from interest rate contracts to foreign exchange contracts as of December 31, 2008.

(b)	For more information on volumes and types of credit derivative contracts, see the credit derivative discussion on pages 110-111 of this Form 10-Q.

(c)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivative activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount does not change hands; it is used simply as a reference to calculate payments.
Accounting for Derivatives
All free-standing derivatives are required to be recorded on the Consolidated Balance Sheets at fair value. The accounting for changes in value of a derivative depends on whether or not the contract has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are marked to market through earnings. The tabular disclosures on pages 107-111 of this Form 10-Q provide additional information on the amount of and reporting for derivative assets, liabilities, gains and losses. For further discussion of derivatives embedded in structured notes, see Notes 4 and 5 on pages 129-143 and 144-146, respectively, of JPMorgan Chase’s 2008 Annual Report.
Derivatives designated as hedges
The Firm applies hedge accounting to certain derivatives executed for risk management purposes, typically interest rate, foreign exchange and gold derivatives, as described above. JPMorgan Chase does not seek to apply hedge accounting to all of the Firm’s risk management activities involving derivatives. For example, the Firm does not apply hedge accounting to purchased credit default swaps used to manage the credit risk of loans and commitments, because of the difficulties in qualifying such contracts as hedges. For the same reason, the Firm does not apply hedge accounting to certain interest rate derivatives used for risk management purposes, or to commodity derivatives used to manage the price risk of tolling and load-serving contracts.

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability and type of risk to be hedged, and how the effectiveness of the derivative will be assessed prospectively and retrospectively. To assess effectiveness, the Firm uses statistical methods such as regression analysis, as well as nonstatistical methods including dollar-value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value or cash flows of the hedged item must be assessed and documented at least quarterly. Any hedge ineffectiveness (i.e., the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk) must be reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.
There are three types of hedge accounting designations: fair value hedges, cash flow hedges and net investment hedges. JPMorgan Chase uses fair value hedges primarily to hedge fixed-rate long-term debt, available-for-sale (“AFS”) securities and gold inventory. For qualifying fair value hedges, the changes in the fair value of the derivative, and in the value of the hedged item for the risk being hedged, are recognized in earnings. If the hedge relationship is terminated, then the fair value adjustment to the hedged item continues to be reported as part of the basis of the hedged item and is amortized to earnings as a yield adjustment.
JPMorgan Chase uses cash flow hedges to hedge the exposure to variability in cash flows from floating-rate financial instruments and forecasted transactions, primarily the rollover of short-term assets and liabilities, and foreign currency-denominated revenue and expense. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) (“OCI”) and recognized in the Consolidated Statements of Income when the hedged cash flows affect earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item — primarily interest income, interest expense, noninterest revenue, and compensation expense. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income (loss) (“AOCI”) is recognized in earnings when the cash flows that were hedged affect earnings. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge forecast, any related derivative values recorded in AOCI are immediately recognized in earnings.
JPMorgan Chase uses foreign currency hedges to protect the value of the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. For qualifying net investment hedges, changes in the fair value of the derivative are recorded in the translation adjustments account within AOCI.

Impact of derivatives on the Consolidated Balance Sheet
The following table summarizes information on derivative fair values that are reflected on the Firm’s Consolidated Balance Sheet as of March 31, 2009, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.
Free-standing derivatives(a)

	Derivative receivables			Derivative payables
March 31, 2009	Not designated as	Designated as	Total derivative	Not designated	Designated as	Total derivative
(in millions)	hedges	hedges	receivables	as hedges	hedges(c)	payables

Trading assets and liabilities
Interest rate	$1,646,520	$7,312	$1,653,832	$1,605,823	$18	$1,605,841
Credit	511,590	—	511,590	493,886	—	493,886
Foreign exchange	185,801	2,675	188,476	188,247	2,056	190,303
Equity	68,549	—	68,549	64,498	—	64,498
Commodity	61,704	—	61,704	58,854	—	58,854

Gross fair value of trading assets and liabilities	$2,474,164	$9,987	$2,484,151	$2,411,308	$2,074	$2,413,382
FIN 39 netting(b)			(2,352,904)			(2,327,362)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheet			$131,247			$86,020

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 99-101 of this Form 10-Q for further information.

(b)	FIN 39 permits the netting of derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists between the Firm and a derivative counterparty.

(c)	Excludes $1.6 billion related to separated commodity derivatives used as fair value hedging instruments that are recorded in the line item of the host contract (i.e., other borrowed funds).
Impact of derivatives and hedged items on the income statement and on other comprehensive income
The following table summarizes the total pretax impact of JPMorgan Chase’s derivative-related activities on the Firm’s Consolidated Statement of Income and Other Comprehensive Income for the three months ended March 31, 2009, by accounting designation.

Derivative-related gains/(losses)
Three months ended				Risk
March 31, 2009	Fair value	Cash flow	Net investment	management	Trading
(in millions)	hedges(a)	hedges	hedges	activities	activities(a)	Total

Consolidated Statement of Income	$(1,225)	$87	$(9)	$(769)	$3,803	$1,887

Derivative-related net changes in other comprehensive income
Three months ended				Risk
March 31, 2009	Fair value	Cash flow	Net investment	management	Trading
(in millions)	hedges	hedges	hedges	activities	activities	Total

Other comprehensive income (loss)	NA	$250	$181	NA	NA	$431

(a)	Includes the hedge accounting impact of the hedged item for fair value hedges and includes cash instruments within trading activities.

The tables that follow reflect more detailed information regarding the derivative-related income statement impact by accounting designation for the three months ended March 31, 2009.
Fair value hedge gains and losses
The following table presents derivative instruments, by contract type, used in fair value hedge accounting relationships, and the pretax gains (losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2009. The Firm includes gains (losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income
Three months ended				Derivatives —
March 31, 2009	Derivatives —		Hedge	excluded	Total income
(in millions)	hedged risk	Hedged items	ineffectiveness(d)	components(e)	statement impact

Contract type
Interest rate(a)	$359	$(653)	$(294)	$(731)	$(1,025)
Foreign exchange(b)	(553)	553	—	(202)	(202)
Commodity(c)	(158)	158	—	2	2

Total	$(352)	$58	$(294)	$(931)	$(1,225)

(a)	Primarily consists of hedges of the benchmark (e.g. LIBOR) interest rate risk of fixed-rate long-term debt. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items due to changes in spot foreign currency rates were recorded in principal transactions revenue. The excluded components were recorded in net interest income.

(c)	Consists of overall fair value hedges of physical gold inventory. Gains and losses were recorded in principal transactions revenue.

(d)	Hedge ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

(e)	Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income.
Cash flow hedge gains and losses
The following table presents derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains (losses) recorded on such derivatives, for the three months ended March 31, 2009. The Firm includes the gain (loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income (loss)
	Derivatives -	Hedge
	effective portion	ineffectiveness	Total income	Derivatives -	Total change
Three months ended	reclassified from	recorded directly	statement	effective portion	in OCI
March 31, 2009 (in millions)	AOCI into income	in income(c)	impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(43)	$1	$(42)	$44	$87
Foreign exchange (b)	129	—	129	292	163

Total	$86	$1	$87	$336	$250

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item — primarily net interest income, compensation expense and other expense.

(c)	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
Over the next 12 months, it is expected that $157 million (after-tax) of net losses recorded in AOCI at March 31, 2009, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities. There were no forecasted transactions that failed to occur during the first quarter of 2009.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains (losses) recorded on such derivatives for the three months ended March 31, 2009.

	Gains/(losses) recorded in income and other comprehensive income (loss)
Three months ended	Derivatives — excluded components recorded	Derivatives — effective portion
March 31, 2009 (in millions)	directly in income(a)	recorded in OCI

Contract type
Foreign exchange	$(9)	$181

Total	$(9)	$181

(a)	Certain components of derivatives used as hedging instruments are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income. There was no ineffectiveness for net investment hedge accounting relationships during the first quarter of 2009.
Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge relationships, and the pretax gains (losses) recorded on such derivatives for the three months ended March 31, 2009. These derivatives are risk management instruments used to mitigate or transform the risk of market exposures arising from banking activities other than trading activities, which are discussed separately below.

March 31, 2009	Derivatives gains/(losses)
(in millions)	recorded in income

Contract type
Interest rate(a)	$(151)
Credit(b)	(516)
Foreign exchange(c)	(69)
Equity(b)	(6)
Commodity(b)	(27)

Total	$(769)

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.
Trading derivative gains and losses
The Firm has elected to present derivative gains and losses related to its trading activities together with the cash instruments with which they are risk managed. All amounts are recorded in principal transactions revenue in the Consolidated Statement of Income for the three months ended March 31, 2009.

March 31, 2009	Gains/(losses) recorded in principal
(in millions)	transactions revenue

Type of instrument
Interest rate	$2,385
Credit	(649)
Foreign exchange	800
Equity	866
Commodity	401

Total	$3,803

Credit risk, liquidity risk and credit-related contingent features
In addition to the specific market risks introduced by each derivative contract type, derivatives expose JPMorgan Chase to credit risk — the risk that derivative counterparties may fail to meet their payment obligations under the derivative contracts and the collateral, if any, held by the Firm proves to be of insufficient value to cover the payment obligation. The amount of derivative receivables reported on the Consolidated Balance Sheets is the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. These amounts represent the cost to the Firm to replace the contracts at then current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should take into consideration other additional liquid securities held as collateral by the Firm, which is disclosed in the table below.

While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the MTM moves in the counterparties’ favor, or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. At March 31, 2009, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co., and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.4 billion and $4.9 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. At March 31, 2009, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co., and its subsidiaries, primarily JPMorgan Chase Bank, N.A., related to contracts with termination triggers would have required the Firm to settle trades with a fair value of $0.2 million and $7.0 billion, respectively. The aggregate fair value of net derivative payables that contain contingent collateral or termination features triggered upon a downgrade was $39.4 billion at March 31, 2009, for which the Firm has posted collateral of $29.1 billion in the normal course of business.
The following table shows the current credit risk of derivative receivables after FIN 39 netting and collateral received, and current liquidity risk of derivatives payables after FIN 39 netting and collateral posted, as of March 31, 2009.

March 31, 2009 (in millions)	Derivative receivables	Derivative payables

Gross derivative fair value	$2,484,151	$2,413,382
Fin 39 netting — offsetting payables/receivables	(2,260,788)	(2,260,788)
Fin 39 netting — cash collateral received/paid	(92,116)	(66,574)

Carrying value on Consolidated Balance Sheets	131,247	86,020
Securities collateral received/paid	(15,488)	(8,100)

Derivative fair value, net of all collateral	$115,759	$77,920

In addition to the collateral amounts reflected in the table above, the Firm receives and delivers collateral at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move in the Firm’s or client’s favor, respectively. The Firm and its counterparties also hold collateral related to contracts that have a non-daily call frequency for collateral to be posted and collateral that the Firm or counterparty has agreed to return, but has not yet settled, as of the reporting date. At March 31, 2009, the Firm received collateral of $25.1 billion and paid collateral of $7.6 billion of such additional collateral. These amounts are not netted against the derivative receivables and payables in the table above, because at an individual counterparty level, the collateral exceeded the fair value exposure at March 31, 2009.
Credit derivatives
Credit derivatives are financial instruments whose value is derived from the credit risk associated with the debt of a third-party issuer (the reference entity) and which allow one party (the protection purchaser) to transfer that risk to another party (the protection seller). Credit derivatives expose the protection purchaser to the creditworthiness of the protection seller, as the protection seller is required to make payments under the contract when the reference entity experiences a credit event, such as a bankruptcy, a failure to pay its obligation or a restructuring. The seller of credit protection receives a premium for providing protection but has the risk that the underlying instrument referenced in the contract will be subject to a credit event.
The Firm is both a purchaser and seller of credit protection in the credit derivatives market and uses credit derivatives for two primary purposes. First, in its capacity as a market-maker in the dealer/client business, the Firm actively risk manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of customers. As a seller of protection, the Firm’s exposure to a given reference entity may be offset partially, or entirely, with a contract to purchase protection from another counterparty on the same or similar reference entity. Second, the Firm uses credit derivatives to mitigate credit risk associated with its overall derivative receivables and traditional commercial credit lending exposures (loans and unfunded commitments) as well as to manage its exposure to residential and commercial mortgages.
For a further discussion of credit derivatives, including a description of the different types used by the Firm, see Note 32 on pages 202-205 of JPMorgan Chase’s 2008 Annual Report.

The following table presents a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased, as of March 31, 2009, and December 31, 2008. Upon a credit event, the Firm as seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. As such, other purchased protection referenced in the following table includes credit derivatives bought on related, but not identical, reference positions; these include indices, portfolio coverage and other reference points. The Firm does not use notional as the primary measure of risk management for credit derivatives because notional does not take into account the probability of occurrence of a credit event, recovery value of the reference obligation, or related cash instruments and economic hedges.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2009		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(c)	(sold)/purchased(d)	purchased(e)

Credit derivatives
Credit default swaps	$(3,658,255)	$3,751,168	$92,913	$59,685
Other credit derivatives(a)	(3,534)	6,786	3,252	15,954

Total credit derivatives	(3,661,789)	3,757,954	96,165	75,639
Credit-related notes	(5,748)	—	(5,748)	2,090

Total	$(3,667,537)	$3,757,954	$90,417	$77,729

	Maximum payout/Notional amount
December 31, 2008		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(c)	(sold)/purchased(d)	purchased(e)

Credit derivatives
Credit default swaps(b)	$(4,099,141)	$3,973,616	$(125,525)	$288,751
Other credit derivatives(a)	(4,026)	—	(4,026)	22,344 (b)

Total credit derivatives	(4,103,167)	3,973,616	(129,551)	311,095
Credit-related notes(b)	(4,080)	—	(4,080)	2,373

Total	$(4,107,247)	$3,973,616	$(133,631)	$313,468

(a)	Primarily consists of total return swaps and credit default swap options.

(b)	Total credit derivatives and credit-related notes amounts of protection purchased and protection sold have been revised for the prior period.
(c)	Represents the notional amount of purchased credit derivatives where the underlying reference instrument is identical to the reference instrument on which the Firm has sold credit protection.

(d)	Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.

(e)	Represents single-name and index CDS protection the Firm purchased.
The following table summarizes the notional and fair value amounts of credit derivatives and credit-related notes as of March 31, 2009, and December 31, 2008, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of protection purchased are comparable to the profile reflected below.
Protection sold — credit derivatives and credit-related notes ratings/maturity profile

				Total
March 31, 2009 (in millions)	<1 year	1-5 years	>5 years	notional amount	Fair value(c)

Risk rating of reference entity
Investment grade (AAA to BBB-)(a)	$(208,755)	$(1,443,391)	$(632,438)	$(2,284,584)	$(174,160)
Noninvestment grade (BB+ and below)(a)	(116,620)	(913,315)	(353,018)	(1,382,953)	(304,882)

Total	$(325,375)	$(2,356,706)	$(985,456)	$(3,667,537)	$(479,042)

				Total
December 31, 2008 (in millions)	<1 year	1-5 years	>5 years	notional amount	Fair value(c)

Risk rating of reference entity
Investment grade (AAA to BBB-)(a)(b)	$(179,379)	$(1,743,283)	$(701,775)	$(2,624,437)	$(222,318)
Noninvestment grade (BB+ and below)(a)(b)	(118,734)	(950,619)	(413,457)	(1,482,810)	(253,326)

Total	$(298,113)	$(2,693,902)	$(1,115,232)	$(4,107,247)	$(475,644)

(a)	Ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings defined by S&P and Moody’s.

(b)	Total credit derivatives and credit-related notes amounts of protection sold have been revised for the prior period.

(c)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral held by the Firm.

NOTE 7 — OTHER NONINTEREST REVENUE
For a discussion of the components of and accounting policies for the Firm’s other noninterest revenue, see Note 7 on pages 148-149 of JPMorgan Chase’s 2008 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2009	2008

Underwriting:
Equity	$308	$359
Debt	603	370

Total underwriting	911	729
Advisory	475	487

Total investment banking fees	$1,386	$1,216

The following table presents components of asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2009	2008

Asset management:
Investment management fees	$1,083	$1,423
All other asset management fees	81	147

Total asset management fees	1,164	1,570
Total administration fees(a)	455	670
Commission and other fees:
Brokerage commissions	687	778
All other commissions and fees	591	578

Total commissions and fees	1,278	1,356

Total asset management, administration and commissions	$2,897	$3,596

(a)	Includes fees for custody, securities lending, funds services and securities clearance.
NOTE 8 — INTEREST INCOME AND INTEREST EXPENSE
Details of interest income and interest expense were as follows.

	Three months ended March 31,
(in millions)	2009	2008

Interest income(a)
Loans	$10,508	$9,285
Securities	2,860	1,179
Trading assets	3,214	4,539
Federal funds sold and securities purchased under resale agreements	650	1,455
Securities borrowed	86	738
Deposits with banks	443	336
Other assets(b)	165	—

Total interest income	17,926	17,532

Interest expense(a)
Interest-bearing deposits	1,686	4,608
Short-term and other liabilities(c)	1,091	3,231
Long-term debt	1,744	1,902
Beneficial interests issued by consolidated VIEs	38	132

Total interest expense	4,559	9,873

Net interest income	13,367	7,659
Provision for credit losses	8,596	4,424

Net interest income after provision for credit losses	$4,771	$3,235

(a)	Interest income and interest expense include the current-period interest accruals for financial instruments measured at fair value, except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133 absent the SFAS 159 fair value election; for those instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.

(b)	Predominantly margin loans.

(c)	Includes brokerage customer payables.

NOTE 9 — PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 on pages 149-155 of JPMorgan Chase’s 2008 Annual Report.
The following table presents the components of net periodic benefit cost reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended March 31, (in millions)	2009	2008	2009	2008	2009	2008

Components of net periodic benefit cost
Benefits earned during the period	$77	$64	$7	$7	$1	$2
Interest cost on benefit obligations	128	122	26	38	18	19
Expected return on plan assets	(146)	(180)	(24)	(41)	(24)	(25)
Amortization:
Net loss	76	—	10	7	—	—
Prior service cost (credit)	1	1	—	—	(4)	(4)

Net periodic benefit cost	136	7	19	11	(9)	(8)
Other defined benefit pension plans(a)	3	3	4	4	NA	NA

Total defined benefit plans	139	10	23	15	(9)	(8)
Total defined contribution plans	78	66	59	80	NA	NA

Total pension and OPEB cost included in compensation expense	$217	$76	$82	$95	$(9)	$(8)

(a)	Includes various defined benefit pension plans, which are individually immaterial.
The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and the material non-U.S. defined benefit pension plans were $8.7 billion and $1.9 billion, respectively, as of March 31, 2009, and $8.1 billion and $2.0 billion, respectively, as of December 31, 2008. See Note 21 on page 142 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in accumulated other comprehensive income for the three months ended March 31, 2009 and 2008.
On January 15, 2009, the Firm made a discretionary cash contribution to its U.S. defined benefit pension plan of $1.3 billion, funding the plan to the maximum allowable amount under applicable tax law. The 2009 potential contributions for the Firm’s U.S. non-qualified defined benefit pension plans are $39 million. The 2009 potential contributions for the Firm’s non-U.S. (excluding the main United Kingdom (“U.K.”) plan) defined benefit pension plans are $44 million and for OPEB plans are $2 million. The amount of potential 2009 contributions to the Firm’s main U.K. defined benefit plan is not reasonably estimable at this time.
Effective May 1, 2009, the Firm amended the employer matching contribution feature of the 401(k) Savings Plan (the "Plan") to provide that: (i) for employees earning $50,000 or less, matching contributions will be based on their contributions to the Plan, but not to exceed 5 percent of their eligible compensation (e.g., base pay) and (ii) for employees earning more than $50,000 per year, matching contributions will be made at the discretion of the Firm’s management, depending on the Firm’s earnings for the year. Any such matching contributions will be made on an annual basis, following the end of the calendar year, to employees who are employed by the Firm at the end of such year.
NOTE 10 — EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based compensation, see Note 10 on pages 155-157 of JPMorgan Chase’s 2008 Annual Report.
The Firm recognized noncash compensation expense related to its various employee stock-based incentive plans of $788 million and $660 million for the quarters ended March 31, 2009 and 2008, respectively, in its Consolidated Statements of Income. These amounts included an accrual for the estimated cost of stock awards to be granted to full-career eligible employees of $140 million and $134 million for the quarters ended March 31, 2009 and 2008, respectively.
In the first quarter of 2009, the Firm granted 130 million restricted stock units (“RSUs”), with a grant date fair value of $19.52 per RSU, in connection with its annual incentive grant.

NOTE 11 — NONINTEREST EXPENSE
Merger costs
Costs associated with the Bear Stearns merger and the Washington Mutual transaction are reflected in the merger costs caption of the Consolidated Statements of Income. For a further discussion of the Bear Stearns merger and the Washington Mutual transaction, see Note 2 on pages 86-88 of this Form 10-Q. A summary of merger-related costs is shown in the following table.

Three months ended March 31, 2009
(in millions)	Bear Stearns	Washington Mutual	Total

Expense category
Compensation	$6	$136	$142
Occupancy	—	5	5
Technology and communications and other	14	44	58

Total(a)(b)	$20	$185	$205

(a)	With the exception of occupancy- and technology-related write-offs, all of the costs in the table required the expenditure of cash.

(b)	There was no activity during the three months ended March 31, 2008.
The table below shows the change in the merger reserve balance related to the costs associated with the transactions.

Three months ended March 31, 2009
(in millions)	Bear Stearns	Washington Mutual	Total

Merger reserve balance, beginning of period	$327	$441	$768
Recorded as merger costs	20	185	205
Utilization of merger reserve	(198)	(339)	(537)

Merger reserve balance, end of period(a)	$149	$287	$436

(a)	There was no activity during the three months ended March 31, 2008.
NOTE 12 — SECURITIES
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. For additional information regarding AFS and HTM securities, see Note 12 on pages 158-162 of JPMorgan Chase’s 2008 Annual Report. Trading securities are discussed in Note 5 on pages 102-103 of this Form 10-Q.
The following table presents realized gains and losses from AFS securities.

	Three months ended March 31,
(in millions)	2009		2008

Realized gains	$410		$137
Realized losses	(212	)(b)	(104)

Net realized securities gains (losses)(a)	$198		$33

(a)	Proceeds from securities sold were within approximately 2% of amortized cost.

(b)	Includes $5 million of losses due to the other-than-temporary impairment of certain subprime mortgage-backed securities.
The following table presents other-than-temporary impairment (“OTTI”) losses that are included in realized losses above.

Three months ended March 31, 2009 (in millions)

Total other-than-temporary impairment losses	$(5)
Portion of loss recognized in other comprehensive income (pretax)	—

Net impairment losses recognized in income	$(5)

The amortized cost and estimated fair value of AFS and HTM securities were as follows for the dates indicated.

	March 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale securities
U.S. government and agency:
U.S. treasuries	$350	$—	$3	$347	$616	$2	$7	$611
Mortgage-backed securities	25,922	324	28	26,218	6,281	148	5	6,424
Agency obligations	28	3	—	31	69	13	—	82
Collateralized mortgage obligations	555	15	3	567	557	9	8	558
U.S. government-sponsored enterprise:
Mortgage-backed securities	139,472	3,254	28	142,698	108,360	2,257	214	110,403
Direct obligations(a)	29,968	77	194	29,851	9,717	37	90	9,664
Obligations of states and municipalities	3,963	132	185	3,910	3,479	94	238	3,335
Certificates of deposit	3,721	14	—	3,735	17,226	64	8	17,282
Non-U.S. government debt securities	26,102	165	40	26,227	8,173	173	2	8,344
Corporate debt securities	52,834	450	97	53,187	9,358	257	61	9,554
Equity securities	3,674	1	6	3,669	3,073	2	7	3,068
Residential mortgage-backed securities:
Prime	7,281	2	2,048	5,235	7,762	4	1,739	6,027
Subprime	152	—	21	131	213	—	19	194
Alt-A	536	—	169	367	1,064	—	196	868
Non-U.S. residential	3,272	228	239	3,261	2,233	24	182	2,075
Commercial mortgage-backed securities	4,647	1	900	3,748	4,623	—	684	3,939
Asset-backed securities:
Credit card receivables	18,749	105	1,542	17,312	13,651	8	2,268	11,391
Other consumer loans	1,586	12	125	1,473	1,008	4	134	878
Commercial and industrial loans	12,497	219	868	11,848	11,847	168	820	11,195
Other	19	—	4	15	18	—	1	17

Total available-for-sale securities	$335,328	$5,002	$6,500	$333,830	$209,328	$3,264	$6,683	$205,909

Total held-to-maturity securities(b)	$31	$1	$—	$32	$34	$1	$—	$35

(a)	Consists primarily of mortgage-related obligations.

(b)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored entities.

The following table presents the fair value and gross unrealized losses for AFS securities by aging category at March 31, 2009, and December 31, 2008.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
March 31, 2009 (in millions)	value	losses	value	losses	value	losses

Available-for-sale securities
U.S. government and agency:
U.S. treasuries	$256	$3	$—	$—	$256	$3
Mortgage-backed securities	3,502	28	—	—	3,502	28
Agency obligations	—	—	—	—	—	—
Collateralized mortgage obligations	390	3	—	—	390	3
U.S. government-sponsored enterprise:
Mortgage-backed securities	3,150	11	1,023	17	4,173	28
Direct obligations	22,519	194	—	—	22,519	194
Obligations of states and municipalities	1,020	182	19	3	1,039	185
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	5,719	39	71	1	5,790	40
Corporate debt securities	7,435	90	64	7	7,499	97
Equity securities	19	6	—	—	19	6
Residential mortgage-backed securities:
Prime	2,827	533	2,337	1,515	5,164	2,048
Subprime	—	—	92	21	92	21
Alt-A	367	169	—	—	367	169
Non-U.S. residential	2,392	239	—	—	2,392	239
Commercial mortgage-backed securities	3,579	900	—	—	3,579	900
Asset-backed securities:
Credit card receivables	14,074	1,207	503	335	14,577	1,542
Other consumer loans	447	61	536	64	983	125
Commercial and industrial loans	7,021	647	1,442	221	8,463	868
Other	—	—	15	4	15	4

Total securities with gross unrealized losses	$74,717	$4,312	$6,102	$2,188	$80,819	$6,500

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
December 31, 2008 (in millions)	value	losses	value	losses	value	losses

Available-for-sale securities
U.S. government and agency:
U.S. treasuries	$249	$7	$—	$—	$249	$7
Mortgage-backed securities	2,042	5	1	—	2,043	5
Agency obligations	—	—	—	—	—	—
Collateralized mortgage obligations	427	8	—	—	427	8
U.S. government-sponsored enterprise:
Mortgage-backed securities	3,547	211	468	3	4,015	214
Direct obligations	7,410	90	—	—	7,410	90
Obligations of states and municipalities	1,129	232	16	6	1,145	238
Certificates of deposit	382	8	—	—	382	8
Non-U.S. government debt securities	308	1	74	1	382	2
Corporate debt securities	558	54	30	7	588	61
Equity securities	19	7	—	—	19	7
Residential mortgage-backed securities:
Prime	5,386	1,642	333	97	5,719	1,739
Subprime	—	—	151	19	151	19
Alt-A	868	196	—	—	868	196
Non-U.S. residential	1,908	182	—	—	1,908	182
Commercial mortgage-backed securities	3,939	684	—	—	3,939	684
Asset-backed securities:
Credit card receivables	10,267	1,964	472	304	10,739	2,268
Other consumer loans	813	134	—	—	813	134
Commercial and industrial loans	9,059	820	—	—	9,059	820
Other	—	—	17	1	17	1

Total securities with gross unrealized losses	$48,311	$6,245	$1,562	$438	$49,873	$6,683

In April 2009, the FASB amended the OTTI model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, OTTI loss must be recognized in earnings if an investor has the intent to sell the debt security or it is more likely than not will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. Amounts relating to factors other than credit losses are recorded in OCI. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. JPMorgan Chase early adopted the new guidance effective for the period ending March 31, 2009. The Firm did not record a transition adjustment for securities held at March 31, 2009, that were previously considered other-than-temporarily impaired as the Firm intends to sell the securities for which the Firm had previously recognized OTTIs.
AFS securities in unrealized loss positions are analyzed in-depth as part of the Firm’s ongoing assessment of OTTI. When the Firm intends to sell AFS securities, the Firm recognizes an impairment loss equal to the full difference between the amortized cost basis and fair value of those securities.
When the Firm does not intend to sell AFS equity or debt securities in an unrealized loss position, potential OTTI is considered using a variety of factors, including the length of time and extent to which the market value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes, and changes in fair value of the security after the balance sheet date. For debt securities, the Firm estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist, and where applicable under EITF Issue 99-20, to determine if any adverse changes in cash flows have occurred. The Firm’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period, including, for example, for securities issued in a securitization, underlying loan level data and structural features of the securitization such as subordination, excess spread, overcollateralization or other forms of credit enhancement. The Firm compares the losses projected for the underlying collateral (“pool losses”) against the level of credit enhancement in the securitization structure to determine whether these features are sufficient to absorb the pool losses, or whether a credit loss on the AFS debt security exists. The Firm also performs other analyses to support its cash flow projections such as first-loss analyses or stress scenarios. For debt securities, the Firm considers a decline in fair value to be other-than-temporary when the Firm does not expect to recover the entire amortized cost basis of the security, including as applicable under EITF Issue 99-20, when an adverse change in cash flows has occurred. The Firm applies EITF Issue 99-20 to beneficial interests in securitizations that are rated below “AA” at acquisition or that can be contractually prepaid or otherwise settled in such a way that the Firm would not recover substantially all of its recorded investment. For equity securities, the Firm considers the above factors, as well as the Firm’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the carrying value. The Firm considers a decline in fair value of AFS equity securities to be other-than-temporary if it is probable that the Firm will not recover its amortized cost basis.
Over the past 12 months, the Firm has increased its investment securities positions. Many of these securities were purchased at discounts to par given the significant liquidity constraints in the market. The timing and prices at which the Firm acquired its investments has resulted in the majority of unrealized losses existing for less than 12 months. Based on the analyses described above, which have been applied to these securities, the Firm believes that the unrealized losses result from liquidity conditions in the current market environment. As of March 31, 2009, the Firm does not intend to sell the securities with an unrealized loss position in AOCI and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis, and as a result, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of March 31, 2009.
Following is a description of the Firm’s main security investments and the key assumptions used in the Firm’s estimate of the present value of the cash flows most likely to be collected from those investments.
U.S. government and federal agency and U.S. government-sponsored enterprise obligations
As of March 31, 2009, gross unrealized losses on mortgage-backed securities related to U.S. government-sponsored enterprise obligations and U.S. government and federal agency obligations were $256 million, of which $17 million related to securities that have been in an unrealized loss position for longer than 12 months. These mortgage-backed securities do not have any credit losses given the explicit and implicit guarantees provided by the U.S. federal government.
Mortgage-backed securities — Prime and Alt-A non-agency
As of March 31, 2009, gross unrealized losses related to prime and Alt-A mortgage-backed securities issued by private issuers were $2.2 billion of which $1.5 billion related to securities that have been in an unrealized loss position for longer than 12 months. The majority of these securities are currently rated “AAA.” Approximately 42% of the amortized cost of the investments in prime and Alt-A mortgage-backed securities have experienced downgrades and approximately 26% are currently rated below investment grade. Despite the downgrades experienced, the portfolio continues to possess credit enhancement levels sufficient to support the Firm’s investment. In analyzing prime and Alt-A residential mortgage-backed securities for potential credit losses, the key inputs to the Firm’s cash flow projections were estimated peak-to-trough home price declines of up to 40% and an anticipated unemployment rate of 8.8%. The Firm’s cash flow projections assumed liquidation rates of 75-100% and loss severities of 35-45%, depending on the underlying collateral type and seasoning.
Mortgage-backed securities — Subprime
As of March 31, 2009, gross unrealized losses related to subprime residential mortgage-backed securities were $21 million, all of which related to securities that have been in an unrealized loss position for longer than 12 months. The unrealized losses related to the Firm’s holdings of certain senior tranches of subprime residential mortgage-backed securities (“RMBS”) issued in 2006 that had high levels of credit enhancement relative to their collateral risk, and/or near-term expected principal payments. In addition, the Firm recorded OTTI losses of $5 million during the quarter ended March 31, 2009, on subprime RMBS that the Firm intends to sell. These securities had expected credit losses due to lower levels of credit enhancement and expected principal payments. As of March 31, 2009, the subprime RMBS cash flow projection assumptions over the next five years included peak-to-trough home price depreciation of up to 40%, average annual mortgage default rates of approximately 17-40%, and average loan loss severities of approximately 60-75%. Levels of security subordination as a percentage of the remaining pool balances varied across the portfolio, ranging from 13% to 49%.

Mortgage-backed securities — Commercial
As of March 31, 2009, gross unrealized losses related to commercial mortgage-backed securities were $900 million; none of the losses related to securities that were in an unrealized loss position for longer than 12 months. Substantially all of the Firm’s commercial mortgage-backed securities are rated “AAA” and possess, on average, 29% subordination (a form of credit enhancement for the benefit of senior securities expressed here as the percentage of pool losses that can occur before an asset-backed security will incur its first dollar of principal loss). In considering whether potential credit-related losses exist, the Firm conducted a scenario analysis using high levels of delinquencies and losses over the near term followed by lower levels over the long term. Specific assumptions included: (i) all loans more than 60 days delinquent will default; (ii) additional default rates for the remaining portfolio forecasted to be 6% in the near term and 2% in the long term; and (iii) the loss severity assumptions ranged from 40% in the near term to 35% in later years.
Asset-backed securities — Credit card receivables
As of March 31, 2009, gross unrealized losses related to credit card receivables asset-backed securities were $1.5 billion, of which $335 million of the losses related to securities that were in an unrealized loss position for longer than 12 months. Of the $1.5 billion of unrealized losses related to credit card-related asset-backed securities, $1.3 billion relates to purchased credit card-related asset-backed securities, and $197 million related to retained interests in the Firm’s own credit card receivable securitizations. The credit card-related asset-backed securities include “AAA,” “A” and “BBB” ratings. One of the key metrics the Firm reviews for credit card-related asset-backed securities is each trust’s excess spread — which is the credit enhancement resulting from cash that remains each month after payments are made to investors for principal and interest, and to servicers for servicing fees, and after credit losses are allocated. The average excess spread for the issuing trusts in which the Firm holds interests ranges from 4% to 7%. The Firm uses internal models to project the cash flows that impact excess spread. For retained interests, the Firm uses the Firm’s own underlying loan data. For purchased investments, the Firm uses available market benchmarks and trends to support the assumptions used in the projections. In analyzing potential credit losses, the primary assumptions are underlying charge-off rates, which range from 8% to 15% (charge-off rates consider underlying assumptions such as unemployment rates and roll rates), payment rates of 11% to 21%, and portfolio yields of 14% to 24%.
Asset-backed securities — Commercial and industrial loan
As of March 31, 2009, gross unrealized losses related to commercial and industrial loan asset-backed securities were $868 million, of which $221 million related to securities that were in an unrealized loss position for longer than 12 months. Substantially all of these securities are rated AAA and have an average of 29% credit enhancement. Credit enhancement in CLOs is mainly composed of overcollateralization — the excess of the par amount of collateral over the par amount of securities. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends, the Firm assumed collateral default rates of 15% in 2009, 12% in 2010 and 5% thereafter. Further, loss severities were assumed to be 50% for loans and 80% for debt securities. Losses were estimated to occur approximately 18 months after default.
The following table presents the amortized cost and estimated fair value at March 31, 2009, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

By remaining maturity at	Available-for-sale securities		Held-to-maturity securities
March 31, 2009 (in millions)	Amortized cost	Fair value	Amortized cost	Fair value

Due in one year or less	$24,206	$24,159	$—	$—
Due after one year through five years	94,520	94,059	—	—
Due after five years through ten years	22,267	21,040	29	30
Due after ten years(a)	194,335	194,572	2	2

Total securities	$335,328	$333,830	$31	$32

(a)	Includes securities with no stated maturity. Substantially all of the Firm’s mortgage-backed securities and collateralized mortgage obligations are due in ten years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for mortgage-backed securities and collateralized mortgage obligations.

NOTE 13 — SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 13 on pages 162-163 of JPMorgan Chase’s 2008 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the SFAS 159 fair value option has been elected, see Note 4 on pages 100-102 of this Form 10-Q.
The following table details the components of collateralized financings.

(in millions)	March 31, 2009	December 31, 2008

Securities purchased under resale agreements(a)	$156,797	$200,265
Securities borrowed(b)	127,928	124,000

Securities sold under repurchase agreements(c)	$258,890	$174,456
Securities loaned	6,023	6,077

(a)	Includes resale agreements of $19.8 billion and $20.8 billion accounted for at fair value at March 31, 2009, and December 31, 2008, respectively.

(b)	Includes securities borrowed of $3.3 billion and $3.4 billion accounted for at fair value at March 31, 2009, and December 31, 2008, respectively.

(c)	Includes repurchase agreements of $2.5 billion and $3.0 billion accounted for at fair value at March 31, 2009, and December 31, 2008, respectively.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets.
At March 31, 2009, the Firm received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $496.9 billion. This collateral was generally obtained under resale or securities borrowing agreements. Of these securities, approximately $457.1 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
NOTE 14 — LOANS
The accounting for a loan is based on whether it is originated or purchased, and whether the loan is used in an investing or trading strategy. The measurement framework for loans in the Consolidated Financial Statements is one of the following:
•	At the principal amount outstanding, net of the allowance for loan losses, unearned income and any net deferred loan fees or costs, for loans held-for-investment (other than purchased credit-impaired loans);

•	At the lower of cost or fair value, with valuation changes recorded in noninterest revenue, for loans that are classified as held-for-sale; or

•	At fair value, with changes in fair value recorded in noninterest revenue, for loans classified as trading assets or risk managed on a fair value basis;

•	Purchased credit-impaired loans held-for-investment are accounted for under SOP 03-3 and initially measured at fair value, which includes estimated future credit losses. Accordingly, an allowance for loan losses related to these loans is not recorded at the acquisition date.
For a detailed discussion of accounting policies relating to loans, see Note 14 on pages 163-166 of JPMorgan Chase’s 2008 Annual Report. See Note 4 on pages 99-101 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under SFAS 159. See Note 5 on pages 102-103 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

The composition of the Firm’s aggregate loan portfolio at each of the dates indicated was as follows.

(in millions)	March 31, 2009	December 31, 2008

U.S. wholesale loans:
Commercial and industrial	$66,105	$68,709
Real estate	62,993	64,214
Financial institutions	16,534	20,615
Government agencies	6,024	5,918
Other	20,940	22,330
Loans held-for-sale and at fair value	3,686	4,990

Total U.S. wholesale loans	176,282	186,776

Non-U.S. wholesale loans:
Commercial and industrial	24,974	27,941
Real estate	3,258	2,667
Financial institutions	12,537	16,381
Government agencies	411	603
Other	16,758	18,711
Loans held-for-sale and at fair value	8,064	8,965

Total non-U.S. wholesale loans	66,002	75,268

Total wholesale loans:(a)(b)
Commercial and industrial	91,079	96,650
Real estate(c)	66,251	66,881
Financial institutions	29,071	36,996
Government agencies	6,435	6,521
Other	37,698	41,041
Loans held-for-sale and at fair value(d)	11,750	13,955

Total wholesale loans	242,284	262,044

Total consumer loans:(e)
Home equity	111,781	114,335
Prime mortgage	71,731	72,266
Subprime mortgage	14,594	15,330
Option ARMs	8,940	9,018
Auto loans	43,065	42,603
Credit card(f)	90,911	104,746
Other	33,700	33,715
Loans held-for-sale(g)	3,665	2,028

Total consumer loans — excluding purchased credit-impaired loans	378,387	394,041

Consumer loans — purchased credit-impaired loans	87,572	88,813

Total consumer loans	465,959	482,854

Total loans(b)(h)	$708,243	$744,898

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.

(b)	Includes purchased credit-impaired loans of $210 million and $224 million at March 31, 2009, and December 31, 2008, respectively, acquired in the Washington Mutual transaction.

(c)	Represents credits extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment businesses, and for which repayment is predominantly from the sale, lease, management, operations or refinancing of the property.

(d)	Includes loans for commercial & industrial, real estate, financial institutions and other of $9.6 billion, $413 million, $945 million and $786 million, respectively, at March 31, 2009, and $11.0 billion, $428 million, $1.5 billion and $995 million, respectively, at December 31, 2008,.

(e)	Includes Retail Financial Services, Card Services and the Corporate/Private Equity segment.

(f)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(g)	Includes loans for prime mortgage and other (largely student loans) of $825 million and $2.8 billion, respectively, at March 31, 2009, and $206 million and $1.8 billion, respectively, at December 31, 2008.

(h)	Loans (other than purchased loans and those for which the SFAS 159 fair value option has been elected) are presented net of unearned income and net deferred loan fees of $796 million and $694 million at March 31, 2009, and December 31, 2008, respectively.
The following table reflects information about the Firm’s loan sales.

	Three months ended March 31,
(in millions)	2009	2008

Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$(293)	$(617)

(a)	Excludes sales related to loans accounted for at fair value.

Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans that it deemed to be credit-impaired under SOP 03-3. For a detailed discussion of purchased credit-impaired loans including accounting policies, see Note 14 on pages 163-166 of JPMorgan Chase’s 2008 Annual Report.
Purchased credit-impaired loans are reported in loans on the Firm’s Consolidated Balance Sheets. The allowance for loan losses, if required, would be reported as a reduction of the carrying amount of the loans. No allowance for loan losses has been recorded for these loans as of March 31, 2009. The outstanding balance and the carrying value of the purchased credit-impaired consumer loans were as follows:

(in millions)	March 31, 2009	December 31, 2008

Outstanding balance(a)	$114,655	$118,180
Carrying amount	87,572	88,813

(a)	Represents the sum of contractual principal, interest and fees earned at the reporting date.
The accretable yield represents the excess of cash flows expected to be collected over the fair value of the purchased credit-impaired loans. This amount is not reported on the Firm’s Consolidated Balance Sheets, but is accreted into interest income at a level rate of return over the term of the underlying loans. For variable rate loans, expected future cash flows were initially based on the rate in effect at acquisition; expected future cash flows are recalculated as rates change over the lives of the loans.
The table below sets forth the accretable yield activity for purchased credit-impaired consumer loans for the three months ended March 31, 2009.

Accretable yield activity (in millions)

Balance, December 31, 2008(a)	$32,619
Accretion into interest income	(1,259)
Changes in interest rates on variable-rate loans	(2,246)

Balance, March 31, 2009	$29,114

(a)	During the first quarter of 2009, the Firm continued to refine its model to estimate future cash flows for its purchased credit impaired consumer loans, which resulted in an adjustment of the initial estimate of cash flows expected to be collected. These refinements, which primarily affected the amount of undiscounted interest cash flows expected to be received over the life of the loans, resulted in a $6.1 billion increase in cash flows expected to be collected; however, on a discounted basis, these refinements did not have a material impact on the fair value of the purchased credit-impaired loans as of the September 25, 2008 acquisition date, nor did they have a material impact on the amount of interest income recognized in the Firm’s Consolidated Statements of Income since that date.
Impaired loans
For a detailed discussion of impaired loans, including types of impaired loans, certain troubled debt restructurings and accounting policies relating to the interest income on these loans, see Note 14 on pages 163-166 of JPMorgan Chase’s 2008 Annual Report.
The tables below set forth information about JPMorgan Chase’s impaired loans, excluding credit card loans which are discussed below. The Firm primarily uses the discounted cash flow method for valuing impaired loans.

(in millions)	March 31, 2009	December 31, 2008

Impaired loans with an allowance:
Wholesale	$3,229	$2,026
Consumer(a)	3,187	2,252

Total impaired loans with an allowance	6,416	4,278

Impaired loans without an allowance:(b)
Wholesale	71	62
Consumer(a)	—	—

Total impaired loans without an allowance	71	62

Total impaired loans	$6,487	$4,340

Allowance for impaired loans under SFAS 114:
Wholesale	$1,213	$712
Consumer(a)	546	379

Total allowance for impaired loans under SFAS 114(c)	$1,759	$1,091

	Three months ended March 31,
(in millions)	2009	2008

Average balance of impaired loans during the period:
Wholesale	$2,894	$620
Consumer(a)(d)	2,593	635

Total impaired loans	$5,487	$1,255

Interest income recognized on impaired loans during the period:
Wholesale	$—	$—
Consumer(a)(d)	30	8

Total interest income recognized on impaired loans during the period	$30	$8

(a)	Excludes credit card loans.

(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.

(c)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s allowance for loan losses. The allowance for certain consumer impaired loans has been categorized in the allowance for loan losses as formula-based.

(d)	During the second quarter of 2008, the presentation of impaired loans was revised to include loans that had been restructured in troubled debt restructurings. Prior periods have been revised to conform to this presentation.
Included in the table above are consumer loans, excluding credit card loans, that have been modified in a troubled debt restructuring, with balances of approximately $2.6 billion and $1.8 billion as of March 31, 2009 and December 31, 2008, respectively.
During the first quarter of 2009, the U.S. Department of the Treasury (the “U.S. Treasury”) introduced the Making Home Affordable (“MHA”) Plan, which includes programs designed to assist eligible homeowners in refinancing or modifying their mortgages. The Firm is participating in the MHA programs, while continuing to expand its other loss mitigation efforts for financially stressed borrowers who do not qualify for the MHA programs. A substantial portion of the modifications under the MHA programs are expected to be accounted for as troubled debt restructurings.
For detailed discussion of modification of the terms of credit card loan agreements, see Note 14 on pages 163-166 of JPMorgan Chase’s 2008 Annual Report. At March 31, 2009, and December 31, 2008, the Firm modified $3.0 billion and $2.4 billion, respectively, of on—balance sheet credit card loans outstanding.
NOTE 15 — ALLOWANCE FOR CREDIT LOSSES
For further discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 166-168 of JPMorgan Chase’s 2008 Annual Report.
The table below summarizes the changes in the allowance for loan losses.

	Three months ended March 31,
(in millions)	2009	2008

Allowance for loan losses at January 1	$23,164	$9,234
Gross charge-offs	4,639	2,154
Gross (recoveries)	(243)	(248)

Net charge-offs	4,396	1,906
Provision for loan losses	8,617	4,419
Other	(4)	(1)

Allowance for loan losses at March 31	$27,381	$11,746

Components:
Asset-specific	$1,319	$221
Formula-based	26,062	11,525

Total allowance for loan losses	$27,381	$11,746

The table below summarizes the changes in the allowance for lending-related commitments.

	Three months ended March 31,
(in millions)	2009	2008

Allowance for lending-related commitments at January 1	$659	$850
Provision for lending-related commitments	(21)	5
Other	—	—

Allowance for lending-related commitments at March 31	$638	$855

Components:
Asset-specific	$65	$23
Formula-based	573	832

Total allowance for lending-related commitments	$638	$855

NOTE 16 — LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to loan securitizations, see Note 16 on pages 168—176 of JPMorgan Chase’s 2008 Annual Report. JPMorgan Chase securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student, and commercial (primarily related to real estate) loans. JPMorgan Chase—sponsored securitizations use SPEs as part of the securitization process. These SPEs are structured to meet the definition of a qualifying special-purpose entity (“QSPE”) (for a further discussion, see Note 1 on page 122 of JPMorgan Chase’s 2008 Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected on the Firm’s Consolidated Balance Sheets (except for retained interests, as described below). The primary purposes of these securitization vehicles are to meet investor needs and to generate liquidity for the Firm through the sale of loans to the QSPEs. These QSPEs are financed through the issuance of fixed- or floating-rate asset-backed securities.
The following table presents the total unpaid principal amount of assets held in JPMorgan Chase—sponsored securitization entities, for which sale accounting was achieved and to which the Firm has continuing involvement, at March 31, 2009, and December 31, 2008. Continuing involvement includes servicing the loans, holding senior or subordinated interests, recourse or guarantee arrangements and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans.

	Principal amount outstanding		JPMorgan Chase interest in securitized assets(e)(f)(g)(h)
		Assets held
		in QSPEs					Total interests
March 31, 2009	Total assets held by	with continuing	Trading	AFS		Other	held by
(in billions)	Firm-sponsored QSPEs	involvement	assets(i)	securities(i)	Loans	assets(i)	JPMorgan Chase

Securitization related:
Credit card	$105.2	$105.2 (d)	$0.1	$10.4	$19.1	$3.7	$33.3
Residential mortgage:
Prime(a)	224.5	203.0	1.2	0.6	—	—	1.8
Subprime	58.1	56.1	—	0.1	—	—	0.1
Option ARMs	46.5	46.5	0.1	0.3	—	—	0.4
Commercial and other(b)	167.1	37.1	1.7	0.5	—	—	2.2
Student loans	1.1	1.1	—	—	—	0.1	0.1
Auto	0.5	0.5	—	—	—	—	—

Total(c)	$603.0	$449.5	$3.1	$11.9	$19.1	$3.8	$37.9

	Principal amount outstanding		JPMorgan Chase interest in securitized assets(e)(f)(g)(h)
		Assets held
		in QSPEs					Total interests
December 31, 2008	Total assets held by	with continuing	Trading	AFS		Other	held by
(in billions)	Firm-sponsored QSPEs	involvement	assets(i)	securities(i)	Loans	assets(i)	JPMorgan Chase

Securitization related:
Credit card	$121.6	$121.6 (d)	$0.5	$5.6	$33.3	$5.6	$45.0
Residential mortgage:
Prime(a)	233.9	212.3	1.7	0.7	—	—	2.4
Subprime	61.0	58.6	—	0.1	—	—	0.1
Option ARMs	48.3	48.3	0.1	0.3	—	—	0.4
Commercial and other(b)	174.1	45.7	2.0	0.5	—	—	2.5
Student loans	1.1	1.1	—	—	—	0.1	0.1
Auto	0.8	0.8	—	—	—	—	—

Total(c)	$640.8	$488.4	$4.3	$7.2	$33.3	$5.7	$50.5

(a)	Includes Alt-A loans.

(b)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions. Includes co-sponsored commercial securitizations and, therefore, includes non—JPMorgan Chase-originated commercial mortgage loans.

(c)	Includes securitized loans where the Firm owns less than a majority of the subordinated or residual interests in the securitizations.

(d)	Includes credit card loans, accrued interest and fees, and cash amounts on deposit.

(e)	Excludes retained servicing (for a discussion of MSRs, see Note 18 on pages 137-138 of this Form 10-Q).

(f)	Excludes senior and subordinated securities of $839 million and $974 million at March 31, 2009, and December 31, 2008, respectively, that the Firm purchased in connection with IB’s secondary market-making activities.

(g)	Includes investments acquired in the secondary market, but predominantly held-for-investment purposes, of $2.4 billion and $1.8 billion as of March 31, 2009, and December 31, 2008, respectively. This is comprised of $2.1 billion and $1.4 billion of investments classified as available-for-sale, including $901 million and $172 million in credit cards, $637 million and $693 million of residential mortgages, and $530 million and $495 million of commercial and other; and $307 million and $452 million of investments classified as trading, including $135 million and $112 million of credit cards, $155 million and $303 million of residential mortgages, and $17 million and $37 million of commercial and other at March 31, 2009, and December 31, 2008, respectively.

(h)	Excludes interest rate and foreign exchange derivatives primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 5 and Note 6 on pages 102-103 and 104-111, respectively, of this Form 10-Q for further information on derivatives.

(i)	Certain of the Firm’s retained interests are reflected at their fair values.
Securitization activity by major product type
The following discussion describes the nature of the Firm’s securitization activities by major product type.
Credit card securitizations
The Card Services (“CS”) business securitizes originated and purchased credit card loans. The Firm’s primary continuing involvement includes servicing the receivables, retaining an undivided seller’s interest in the receivables, retaining certain senior and subordinated securities and the maintenance of escrow accounts. For further discussion of credit card securitizations, see Note 16 on pages 169-170 of JPMorgan Chase’s 2008 Annual Report.
CS maintains servicing responsibilities for all credit card securitizations that it sponsors. As servicer and transferor, the Firm receives contractual servicing fees based on the securitized loan balance plus excess servicing fees, which are recorded in credit card income as discussed in Note 7 on page 112 of this Form 10-Q.
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the trusts (which generally ranges from 4% to 12%). At March 31, 2009, and December 31, 2008, the Firm had $19.1 billion and $33.3 billion, respectively, related to its undivided interests in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 21% for the three months ended March 31, 2009, and 22% for the year ended December 31, 2008. These undivided interests in the trusts represent the Firm’s interests in the receivables transferred to the trust that have not been securitized; these undivided interests are not represented by security certificates, are carried at historical cost and classified within loans.
Additionally, the Firm retained subordinated interests in accrued interest and fees on the securitized receivables totaling $3.2 billion and $3.0 billion (net of an allowance for uncollectible amounts) as of March 31, 2009, and December 31, 2008, respectively, which are classified in other assets.
CS retained subordinated securities in its credit card securitization trusts totaling $2.5 billion and $2.3 billion at March 31, 2009, and December 31, 2008, respectively, and senior securities totaling $7.1 billion and $3.5 billion at March 31, 2009, and December 31, 2008, respectively. Of the securities retained, $9.6 billion and $5.4 billion were classified as AFS securities at March 31, 2009, and December 31, 2008, respectively. The senior AFS securities were used by the Firm as collateral for a secured financing transaction. The retained subordinated interests that were acquired in the Washington Mutual transaction and classified as trading assets had a carrying value of zero and $389 million at March 31, 2009, and December 31, 2008, respectively.
The Firm also maintains escrow accounts up to predetermined limits for some credit card securitizations to cover deficiencies in cash flows owed to investors. The amounts available in such escrow accounts related to credit cards are recorded in other assets and amounted to $51 million and $74 million as of March 31, 2009, and December 31, 2008, respectively.

Mortgage securitizations
The Firm securitizes originated and purchased residential mortgages and originated commercial mortgages.
RFS securitizes residential mortgage loans that it originates and purchases, and it typically retains servicing for all of its originated and purchased residential mortgage loans. Additionally, RFS may retain servicing for certain mortgage loans purchased by IB. As servicer, the Firm receives servicing fees based on the securitized loan balance plus ancillary fees. The Firm also retains the right to service the residential mortgage loans it sells to Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) in accordance with their servicing guidelines and standards. For a discussion of MSRs, see Note 18 on pages 137-138 of this Form 10-Q. In a limited number of securitizations, RFS may retain an interest in addition to servicing rights. The amount of interest retained related to these securitizations totaled $613 million and $939 million at March 31, 2009, and December 31, 2008, respectively. These retained interests are accounted for as trading or AFS securities; the classification depends on whether the retained interest is represented by a security certificate, has and embedded derivative and when it was retained (i.e., prior to the adoption of SFAS 155).
IB securitizes residential mortgage loans (including those that it purchased and certain mortgage loans originated by RFS) and commercial mortgage loans that it originated. These loans are often serviced by RFS. Upon securitization, IB may engage in underwriting and trading activities of the securities issued by the securitization trust. IB may retain unsold senior and/or subordinated interests (including residual interests) in both residential and commercial mortgage securitizations at the time of securitization. These retained interests are accounted for at fair value and classified as trading assets. The amount of residual interests retained was $83 million and $155 million at March 31, 2009, and December 31, 2008, respectively. Additionally, IB retained $2.4 billion and $2.8 billion of senior and subordinated interests as of March 31, 2009, and December 31, 2008, respectively; these securities were retained at securitization in connection with the Firm’s underwriting activity.
In addition to the amounts reported in the securitization activity tables below, the Firm sold residential mortgage loans totaling $38.2 billion and $29.7 billion during the first three months of 2009 and 2008, respectively. The majority of these loan sales were for securitization by the GNMA, FNMA and FHLMC. These sales resulted in pretax gains (losses) of $17 million and $(10) million during the first three months of 2009 and 2008, respectively.
The Firm’s mortgage loan sales are primarily nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the loans. However, for a limited number of loan sales, the Firm is obligated to share up to 100% of the credit risk associated with the sold loans with the purchaser. See Note 23 on page 144 of this Form 10-Q for additional information on loans sold with recourse.
Other securitizations
The Firm also securitizes automobile and student loans originated by RFS and purchased consumer loans (including automobile and student loans). The Firm retains servicing responsibilities for all originated and certain purchased student and automobile loans. It may also hold a retained interest in these securitizations; such residual interests are classified as other assets. At March 31, 2009, and December 31, 2008, the Firm held $22 million and $37 million, respectively, of retained interests in securitized automobile loan securitizations, and $49 million and $52 million, respectively, of residual interests in securitized student loans.
The Firm also maintains escrow accounts up to predetermined limits for some automobile and student loan securitizations to cover deficiencies in cash flows owed to investors. These escrow accounts are classified within other assets and carried at fair value. The amounts available in such escrow accounts as of March 31, 2009, were zero and $3 million for automobile and student loan securitizations, respectively; as of December 31, 2008, these amounts were $3 million for both automobile and student loan securitizations.

Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three months ended March 31, 2009, and 2008. For the periods presented, there were no cash flows from the Firm to the QSPEs related to recourse or guarantee arrangements.

	Three months ended March 31, 2009
		Residential mortgage
(in millions, except for ratios and where				Option	Commercial	Student
otherwise noted)	Credit card	Prime(f)	Subprime	ARMs	and other	loans	Auto

Principal securitized	$3,928	$—	$—	$—	$—	$—	$—
Pretax gains	(1)	—	—	—	—	—	—
All cash flows during the period:
Proceeds from new securitizations	$3,928 (e)	$—	$—	$—	$—	$—	$—
Servicing fees collected	320	121	44	128	7	1	2
Other cash flows received(a)	962	4	1	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	39,498	—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—	41	—	3	—	—	137
Cash flows received on the interests that continue to be held by the Firm(c)	68	154	5	48	124	—	11

Key assumptions used to measure retained interests originated during the year (rates per annum):
Prepayment rate(d)	16.7%
	PPR

Weighted-average life (in years)	0.5
Expected credit losses	7.0%
Discount rate	18.0%

	Three months ended March 31, 2008
		Residential mortgage
(in millions, except for ratios and where				Option	Commercial	Student
otherwise noted)	Credit card	Prime(f)	Subprime	ARMs	and other	loans	Auto

Principal securitized	$4,545	$—	$—	$—	$—	$—	$—
Pretax gains	39	—	—	—	—	—	—
All cash flows during the period:
Proceeds from new securitizations	$4,545 (e)	$—	$—	$—	$—	$—	$—
Servicing fees collected	270	23	26	—	1	—	5
Other cash flows received(a)	1,414	—	—	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	37,467	—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—	49	11	—	—	—	148
Cash flows received on the interests that continue to be held by the Firm(c)	3	45	9	—	59	—	13

Key assumptions used to measure retained interests originated during the year (rates per annum):
Prepayment rate(d)	18.9%
	PPR

Weighted-average life (in years)	0.4
Expected credit losses	4.2%
Discount rate	12.0%

(a)	Included excess servicing fees and other ancillary fees received.

(b)	Included cash paid by the Firm to reacquire assets from the QSPEs — for example, servicer clean-up calls.

(c)	Included cash flows received on retained interests including, for example, principal repayments, and interest payments.

(d)	PPR: principal payment rate.

(e)	Includes $3.9 billion of securities retained by the Firm at March 31, 2009. There were no securities retained by the Firm at March 31, 2008.

(f)	Includes Alt-A loans.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table summarizes the Firm’s securitization interests, which are carried at fair value on the Firm’s Consolidated Balance Sheets at March 31, 2009, and December 31, 2008, respectively. The risk ratings are periodically reassessed as information becomes available. As of March 31, 2009, and December 31, 2008, 66% and 55%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk rated “A” or better.

	Ratings profile of interests held(c)(d)(e)
	March 31, 2009			December 31, 2008(d)
	Investment	Noninvestment	Total	Investment	Noninvestment	Total
(in billions)	grade	grade	interests held	grade	grade	interests held

Asset types:
Credit card(a)	$10.5	$3.4	$13.9	$5.8	$3.8	$9.6
Residential mortgage:
Prime(b)	1.4	0.4	1.8	2.0	0.4	2.4
Subprime	—	0.1	0.1	—	0.1	0.1
Option ARMs	0.3	0.1	0.4	0.4	—	0.4
Commercial and other	2.0	0.2	2.2	2.2	0.3	2.5
Student loans	—	0.1	0.1	—	0.1	0.1
Auto	—	—	—	—	—	—

Total	$14.2	$4.3	$18.5	$10.4	$4.7	$15.1

(a)	Includes retained subordinated interests carried at fair value, including CS’s accrued interests and fees, escrow accounts, and other residual interests. Excludes undivided seller interest in the trusts of $19.1 billion and $33.3 billion and unencumbered cash amounts on deposit of $288 million and $2.1 billion at March 31, 2009, and December 31, 2008, respectively, which are carried at historical cost.

(b)	Includes Alt-A loans.

(c)	The ratings scale is presented on an S&P-equivalent basis.

(d)	Includes $2.4 billion and $1.8 billion of investments acquired in the secondary market, but predominantly held for investment purposes as of March 31, 2009, and December 31, 2008, respectively. Of this amount, $2.2 billion and $1.7 billion is classified as investment-grade as of March 31, 2009, and December 31, 2008, respectively.

(e)	Excludes senior and subordinated securities of $839 million and $974 million at March 31, 2009, and December 31, 2008, respectively, that the Firm purchased in connection with IB’s secondary market-making activities.
The table below outlines the key economic assumptions used at March 31, 2009, and December 31, 2008, to determine the fair value of the Firm’s retained interests, other than MSRs, that are valued using modeling techniques. The table below also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of residential MSRs, see Note 18 on pages 137-138 of this Form 10-Q.

March 31, 2009(a)		Residential mortgage
(in millions, except rates and where				Option	Commercial
otherwise noted)	Credit card	Prime(d)	Subprime	ARMs	and other	Student	Auto

Interests held	$3,407 (c)	$1,796	$54	$408	$2,175	$51	$22

Weighted-average life (in years)	0.5	6.9	1.6	5.5	2.4	8.1	0.7

Weighted-average prepayment rate(b)	16.5%	9.6%	24.9%	13.8%	25.5%	5.0%	1.4%
	PPR	CPR	CPR	CPR	CPR	CPR	ABS
Impact of 10% adverse change	$(16)	$(38)	$(2)	$(9)	$(3)	$(1)	$—
Impact of 20% adverse change	(33)	(69)	(3)	(15)	(6)	(2)	(1)

Weighted-average loss assumption	8.6%	3.3%	6.6%	2.0%	1.6% (e)	—% (e)	1.2%
Impact of 10% adverse change	$(159)	$(20)	$(5)	$—	$(32)	$—	$(1)
Impact of 20% adverse change	(160)	(46)	(9)	(6)	(66)	—	(1)

Weighted-average discount rate	18.0%	13.6%	23.3%	13.1%	12.0%	9.0%	4.0%
Impact of 10% adverse change	$(9)	$(66)	$(2)	$(12)	$(55)	$(2)	$—
Impact of 20% adverse change	(19)	(127)	(4)	(22)	(104)	(4)	—

December 31, 2008
(in millions, except rates and		Residential mortgage			Commercial
where otherwise noted	Credit card	Prime(d)	Subprime	Option ARMs	and other		Student		Auto

Interests held	$3,463 (c)	$1,420	$68	$436	$1,966		$55		$40

Weighted-average life (in years)	0.5	5.3	1.5	7.3	3.5		8.2		0.7

Weighted-average prepayment rate(b)	16.6%	17.7%	25.1%	7.6%	0.7%		5.0%		1.3%
	PPR	CPR	CPR	CPR	CPR		CPR		ABS

Impact of 10% adverse change	$(42)	$(31)	$(5)	$(4)	$(1)		$(1)		$—
Impact of 20% adverse change	(85)	(57)	(6)	(11)	(1)		(2)		(1)

Weighted-average loss assumption	7.0%	4.4%	3.4%	0.3%	0.3	%(e)	—	%(e)	0.5%
Impact of 10% adverse change	$(235)	$(25)	$(7)	$—	$(12)		$—		$—
Impact of 20% adverse change	(426)	(49)	(13)	(1)	(24)		—		(1)

Weighted-average discount rate	18.0%	14.5%	21.5%	17.3%	12.4%		9.0%		4.1%
Impact of 10% adverse change	$(10)	$(52)	$(3)	$(16)	$(26)		$(2)		$—
Impact of 20% adverse change	(20)	(102)	(5)	(28)	(49)		(4)		—

(a)	As of March 31, 2009, certain investments acquired in the secondary market but predominantly held for investment purposes are included in the table.

(b)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: constant prepayment rate.

(c)	Excludes certain interests that are not valued using modeling techniques. (d) Includes Alt-A loans.

(e)	Expected losses for student loans and certain wholesale securitizations are minimal and are incorporated into other assumptions.
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

The table below includes information about delinquencies, net charge-offs/(recoveries) and components of reported and securitized financial assets at March 31, 2009, and December 31, 2008.

			90 days past due
	Total loans		and still accruing		Nonaccrual assets(g)		Net loan charge-offs
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,	Three months ended March 31,
(in millions)	2009	2008	2009	2008	2009	2008	2009	2008

Home equity	$111,781	$114,335	$—	$—	$1,591	$1,394	$1,098	$447
Prime mortgage(a)	71,731	72,266	—	—	2,712	1,895	312	50
Subprime mortgage	14,594	15,330	—	—	2,545	2,690	364	149
Option ARM	8,940	9,018	—	—	97	10	4	—
Auto	43,065	42,603	—	—	165	148	174	118
Credit card	90,911	104,746	3,317	2,649	4	4	2,029	989
All other	33,700	33,715	433	463	625	430	224	61
Loans held-for-sale(b)	3,665	2,028	—	—	—	—	NA	NA

Total consumer loans — excluding purchased credit-impaired loans	378,387	394,041	3,750	3,112	7,739	6,571	4,205	1,814
Consumer loans — purchased credit-impaired loans(c)	87,572	88,813	—	—	—	—	—	—

Total consumer loans	465,959	482,854	3,750	3,112	7,739	6,571	4,205	1,814

Total wholesale loans	242,284	262,044	179	163	3,662 (h)	2,382 (h)	191	92

Total loans reported	708,243	744,898	3,929	3,275	11,401	8,953	4,396	1,906

Securitized loans:
Residential mortgage:
Prime mortgage(a)	203,041	212,274	—	—	24,941	21,130	2,196	9
Subprime mortgage	56,111	58,607	—	—	15,769	13,301	2,234	255
Option ARMs	46,546	48,328	—	—	8,348	6,440	380	—
Automobile	529	791	—	—	1	2	2	3
Credit card	85,220	85,571	2,362	1,802	—	—	1,464	681
Student	1,058	1,074	60	66	—	—	—	—
Commercial and other	37,135	45,677	45	28	581	166	5	2

Total loans securitized(d)	429,640	452,322	2,467	1,896	49,640	41,039	6,281	950

Total loans reported and securitized(e)	$1,137,883 (f)	$1,197,220 (f)	$6,396	$5,171	$61,041	$49,992	$10,677	$2,856

(a)	Includes Alt-A loans.

(b)	Includes loans for prime mortgage and other (largely student loans) of $825 million and $2.8 billion at March 31, 2009, respectively, and $206 million and $1.8 billion at December 31, 2008, respectively.

(c)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. Under SOP 03-3, these loans were initially recorded at fair value and accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due. For additional information, see Note 14 on pages 120-123 of this Form 10-Q.

(d)	Total assets held in securitization-related SPEs were $603.0 billion and $640.8 billion at March 31, 2009, and December 31, 2008, respectively. The $429.6 billion and $452.3 billion of loans securitized at March 31, 2009, and December 31, 2008, respectively, excludes $153.4 billion and $152.4 billion of securitized loans, respectively, in which the Firm has no continuing involvement; $19.1 billion and $33.3 billion, respectively, of seller’s interests in credit card master trusts; and $898 million and $2.8 billion, respectively, of cash amounts on deposit and escrow accounts.

(e)	Represents both loans on the Consolidated Balance Sheets and loans that have been securitized.

(f)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

(g)	Excludes nonperforming assets related to: (i) loans eligible for repurchase, as well as loans repurchased from GNMA pools that are insured by U.S. government agencies, of $4.6 billion and $3.3 billion at March 31, 2009, and December 31, 2008, respectively; and (ii) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $433 million and $437 million at March 31, 2009, and December 31, 2008, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally.

(h)	Includes nonperforming loans held-for-sale and loans at fair value of $57 million and $32 million at March 31, 2009, and December 31, 2008, respectively.

NOTE 17 — VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 122 and Note 17 on pages 177-186 of JPMorgan Chase’s 2008 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities (“VIEs”) and the Firm’s principal involvement with VIEs.
Multi-seller conduits
The following table summarizes the Firm’s involvement with nonconsolidated Firm-administered multi-seller conduits. There were no consolidated Firm-administered multi-seller conduits as of March 31, 2009, or December 31, 2008.

(in billions)	March 31, 2009	December 31, 2008

Total assets held by conduits	$35.9	$42.9

Total commercial paper issued by conduits	35.9	43.1

Liquidity and credit enhancements(a)
Deal-specific liquidity facilities (primarily asset purchase agreements)	48.9	55.4
Program-wide liquidity facilities	17.0	17.0
Program-wide credit enhancements	2.4	3.0
Maximum exposure to loss(b)	50.1	56.9

(a)	The accounting for these agreements is further discussed in Note 33 on pages 206-210 of JPMorgan Chase’s 2008 Annual Report. The carrying value related to asset purchase agreements was $145 million and $147 million at March 31, 2009, and December 31, 2008, respectively, of which $139 million and $138 million, respectively, represented the remaining fair value of the guarantee under FIN 45. The Firm has recorded this guarantee in other liabilities, with an offsetting entry recognized in other assets for the net present value of the future premium receivable under the contracts.

(b)	The Firm’s maximum exposure to loss, calculated separately for each multi-seller conduit, includes the Firm’s exposure to both deal-specific liquidity facilities and program-wide credit enhancements. For purposes of calculating the Firm’s maximum exposure to loss, the Firm-provided, program-wide credit enhancement is limited to deal-specific liquidity facilities provided by third parties.
Assets funded by multi-seller conduits
The following table presents information on the commitments and assets held by JPMorgan Chase’s administered multi-seller conduits as of March 31, 2009, and December 31, 2008.

	March 31, 2009				December 31, 2008
	Unfunded	Commercial	Liquidity	Liquidity	Unfunded	Commercial	Liquidity	Liquidity
	commitments to	paper-funded	provided by	provided	commitments to	paper-funded	provided by	provided
(in billions)	Firm’s clients	assets	third parties	by Firm	Firm’s clients	assets	third parties	by Firm

Asset types:
Credit card	$3.0	$7.6	$—	$10.6	$3.0	$8.9	$0.1	$11.8
Vehicle loans and leases	1.7	10.0	—	11.7	1.4	10.0	—	11.4
Trade receivables	4.4	3.5	—	7.9	3.8	5.5	—	9.3
Student loans	0.6	4.8	—	5.4	0.7	4.6	—	5.3
Commercial	1.5	3.5	0.4	4.6	1.5	4.0	0.4	5.1
Residential mortgage	—	0.6	—	0.6	—	0.7	—	0.7
Capital commitments	1.3	2.1	0.6	2.8	1.3	3.9	0.6	4.6
Rental car finance	0.4	0.2	—	0.6	0.2	0.4	—	0.6
Equipment loans and leases	0.4	1.3	—	1.7	0.7	1.6	—	2.3
Floorplan — vehicle	0.5	0.8	—	1.3	0.7	1.8	—	2.5
Floorplan — other	—	0.1	—	0.1	—	—	—	—
Consumer	0.1	0.6	—	0.7	0.1	0.7	0.1	0.7
Other	0.5	0.8	0.4	0.9	0.6	0.8	0.3	1.1

Total	$14.4	$35.9	$1.4	$48.9	$14.0	$42.9	$1.5	$55.4

	Ratings profile of VIE assets of the multi-seller conduits(a)
					Noninvestment-	Commercial	Wt. avg.
March 31, 2009	Investment-grade				grade	paper funded	expected
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	assets	life (years)(b)

Asset types:
Credit card	$4.8	$2.6	$0.1	$0.1	$—	$7.6	1.5
Vehicle loans and leases	4.3	4.3	1.2	0.2	—	10.0	2.4
Trade receivables	—	2.3	1.1	0.1	—	3.5	1.0
Student loans	3.7	1.0	—	0.1	—	4.8	1.6
Commercial	1.3	1.4	0.5	0.2	0.1	3.5	2.5
Residential mortgage	—	0.5	—	—	0.1	0.6	3.7
Capital commitments	—	0.2	1.9	—	—	2.1	2.4
Rental car finance	—	—	0.2	—	—	0.2	1.3
Equipment loans and leases	0.6	0.7	—	—	—	1.3	2.3
Floorplan — vehicle	—	—	0.8	—	—	0.8	0.9
Floorplan — other	0.1	—	—	—	—	0.1	0.7
Consumer	0.4	0.1	0.1	—	—	0.6	1.8
Other	0.5	0.2	0.1	—	—	0.8	3.9

Total	$15.7	$13.3	$6.0	$0.7	$0.2	$35.9	2.0

	Ratings profile of VIE assets of the multi-seller conduits (a)
					Noninvestment-	Commercial	Wt. avg.
December 31, 2008	Investment-grade				grade	paper funded	expected
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	assets	life (years)(b)

Asset types:
Credit card	$4.8	$3.9	$0.1	$0.1	$—	$8.9	1.5
Vehicle loans and leases	4.1	4.1	1.8	—	—	10.0	2.5
Trade receivables	—	4.0	1.5	—	—	5.5	1.0
Student loans	3.6	0.9	—	0.1	—	4.6	1.8
Commercial	1.1	2.0	0.6	0.3	—	4.0	2.7
Residential mortgage	—	0.6	—	0.1	—	0.7	4.0
Capital commitments	—	3.6	0.3	—	—	3.9	2.4
Rental car finance	—	—	0.4	—	—	0.4	1.5
Equipment loans and leases	0.4	1.2	—	—	—	1.6	2.2
Floorplan — vehicle	0.1	1.0	0.7	—	—	1.8	1.1
Floorplan — other	—	—	—	—	—	—	—
Consumer	0.1	0.4	0.2	—	—	0.7	1.6
Other	0.5	0.3	—	—	—	0.8	3.7

Total	$14.7	$22.0	$5.6	$0.6	$—	$42.9	2.0

(a)	The ratings scale is presented on an S&P-equivalent basis.

(b)	Weighted-average expected life for each asset type is based on the remaining term of each conduit transaction’s committed liquidity, plus either the expected weighted-average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market.
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
The risk ratings are periodically reassessed as information becomes available. As of March 31, 2009, and December 31, 2008, 91% and 90%, respectively, of the assets in the conduits were risk-rated “A” or better.
Commercial paper issued by multi-seller conduits
The weighted-average life of commercial paper issued by multi-seller conduits at March 31, 2009, and December 31, 2008, was 24 days and 27 days, respectively, and the average yield on the commercial paper at March 31, 2009, and December 31, 2008, was 0.4% and 0.6%, respectively. In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including paper issued by the Firm-administered conduits. The percentage of commercial paper purchased by the Firm from all Firm-administered conduits during the quarter ended March 31, 2009, ranged from less than 1% to approximately 3% on any given day. The largest daily amount of commercial paper outstanding held by the Firm in any one multi-seller conduit during the quarter ended March 31, 2009, was approximately $393 million, or 4%, of the conduit’s commercial paper outstanding. The Firm is not obligated under any agreement (contractual or noncontractual) to purchase the commercial paper issued by JPMorgan Chase-administered conduits.

Consolidation analysis
The multi-seller conduits administered by the Firm were not consolidated at either March 31, 2009, or December 31, 2008, as each conduit had issued expected loss notes (“ELNs”), the holders of which are committed to absorbing the majority of the expected loss of each respective conduit. The total amounts of ELNs outstanding at March 31, 2009, and December 31, 2008, were $139 million and $136 million, respectively.
Consolidated sensitivity analysis on capital
The table below shows the impact on the Firm’s reported assets, liabilities, Tier 1 capital ratio and Tier 1 leverage ratio if the Firm were required to consolidate all of the multi-seller conduits that it administers at their current carrying value.

March 31, 2009
(in billions, except ratios)	Reported	Pro forma(a)(b)

Assets	$2,079.2	$2,115.2
Liabilities	1,909.0	1,945.0
Tier 1 capital ratio	11.4%	11.4%
Tier 1 leverage ratio	7.1	7.0

(a)	The table shows the impact of consolidating the assets and liabilities of the multi-seller conduits at their current carrying value; as such, there would be no income statement or capital impact at the date of consolidation. If the Firm were required to consolidate the assets and liabilities of the conduits at fair value at March 31, 2009, the Tier 1 capital ratio would be 11.3%. The fair value of the assets is primarily based on pricing of comparable transactions. The fair value of these assets could change significantly, because the pricing of conduit transactions is renegotiated with the client, generally on an annual basis and due to changes in current market conditions.

(b)	Consolidation is assumed to occur on the first day of the quarter, at the quarter-end levels, in order to provide a meaningful adjustment to average assets in the denominator of the leverage ratio.
The Firm could fund purchases of assets from Firm-administered multi-seller conduits should it become necessary.
Investor intermediation
Municipal bond vehicles
Exposure to nonconsolidated municipal bond VIEs at March 31, 2009, and December 31, 2008, including the ratings profile of the VIEs’ assets, were as follows.

	March 31, 2009				December 31, 2008
Fair value
	of				Fair value of
	assets held	Liquidity	Excess/	Maximum	assets held	Liquidity	Excess/	Maximum
(in billions)	by VIEs	facilities(c)	(deficit)(d)	exposure	by VIEs	facilities(c)	(deficit)(d)	exposure

Nonconsolidated municipal bond vehicles(a)(b)	$10.7	$7.0	$3.7	$7.0	$10.0	$6.9	$3.1	$6.9

	Ratings profile of VIE assets(e)						Wt. avg.
					Noninvestment-	Fair value of	expected
	Investment-grade				grade	assets held	life of assets
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	by VIEs	(years)

Nonconsolidated municipal bond vehicles(a)
March 31, 2009	$3.7	$6.7	$0.2	$0.1	$—	$10.7	20.1
December 31, 2008	3.8	5.9	0.2	0.1	$—	10.0	22.3

(a)	Excluded $4.8 billion and $6.0 billion at March 31, 2009, and December 31, 2008, respectively, which were consolidated due to the Firm owning the residual interests.

(b)	Certain of the municipal bond vehicles are structured to meet the definition of a QSPE (as discussed in Note 1 on page 122 of JPMorgan Chase’s 2008 Annual Report); accordingly, the assets and liabilities of QSPEs are not reflected in the Firm’s Consolidated Balance Sheets (except for retained interests that are reported at fair value). Excluded nonconsolidated amount of $603 million at December 31, 2008, related to QSPE municipal bond vehicles in which the Firm owned the residual interests. The Firm did not own residual interests in QSPE municipal bond vehicles at March 31, 2009.

(c)	The Firm may serve as credit enhancement provider in municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at both March 31, 2009, and December 31, 2008.

(d)	Represents the excess/(deficit) of municipal bond asset fair value available to repay the liquidity facilities, if drawn.

(e)	The ratings scale is based on the Firm’s internal risk ratings and presented on an S&P-equivalent basis.

In the first quarter of 2009, the Firm did not experience a drawdown on its liquidity facilities. In addition, the municipal bond vehicles did not experience any bankruptcy or downgrade termination events during the first quarter of 2009.
As remarketing agent, the Firm may hold the putable floating-rate certificates. At March 31, 2009, and December 31, 2008, respectively, the Firm held $206 million and $293 million of these certificates on its Consolidated Balance Sheets. The largest amount held by the Firm at any time during the first quarter of 2009 was $206 million, or 1.3%, of the municipal bond vehicles’ outstanding putable floating-rate certificates. The Firm did not have and continues not to have any intent to protect any residual interest holder from potential losses on any of the municipal bond holdings.
At March 31, 2009, and December 31, 2008, 98% and 97%, respectively, of the municipal bonds held by vehicles to which the Firm served as liquidity provider were rated “AA-” or better, based upon either the rating of the underlying municipal bond itself, or the rating including any credit enhancement. At March 31, 2009, and December 31, 2008, $2.4 billion and $2.6 billion, respectively, of the bonds were insured by monoline bond insurers.
Credit-linked note vehicles
Exposure to nonconsolidated credit-linked note VIEs at March 31, 2009, and December 31, 2008, was as follows.

	March 31, 2009				December 31, 2008
				Par value of				Par value of
	Derivative	Trading	Total	collateral held	Derivative	Trading	Total	collateral held
(in billions)	receivables	assets(c)	exposure(d)	by VIEs(e)	receivables	assets(c)	exposure(d)	by VIEs(e)

Credit-linked notes(a) Static structure	$4.0	$0.7	$4.7	$13.6	$3.6	$0.7	$4.3	$14.5
Managed structure(b)	7.2	0.5	7.7	15.3	7.7	0.3	8.0	16.6

Total	$11.2	$1.2	$12.4	$28.9	$11.3	$1.0	$12.3	$31.1

(a)	Excluded collateral with a fair value of $2.2 billion and $2.1 billion at March 31, 2009, and December 31, 2008, respectively, which was consolidated as the Firm, in its role as secondary market maker, held a majority of the issued credit-linked notes of certain vehicles.

(b)	Included synthetic collateralized debt obligation vehicles, which have similar risk characteristics to managed credit-linked note vehicles. At March 31, 2009, and December 31, 2008, trading assets included $2 million and $7 million, respectively, of transactions with subprime collateral.

(c)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(d)	On—balance sheet exposure that includes derivative receivables and trading assets.

(e)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies upon the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.
Asset swap vehicles
Exposure to nonconsolidated asset swap VIEs at March 31, 2009, and December 31, 2008, was as follows.

	March 31, 2009				December 31, 2008
	Derivative			Par value of	Derivative			Par value of
	receivables	Trading	Total	collateral held	receivables	Trading	Total	collateral held
(in billions)	(payables)	assets(a)	exposure(b)	by VIEs(c)	(payables)	assets(a)	exposure(b)	by VIEs(c)

Nonconsolidated asset swap vehicles(d)	$(0.7)	$—	$(0.7)	$6.6	$(0.2)	$—	$(0.2)	$7.3

(a)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(b)	On—balance sheet exposure that includes derivative receivables and trading assets.

(c)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies upon the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.

(d)	Excluded collateral with a fair value of $1.3 billion and $1.0 billion at March 31, 2009, and December 31, 2008, respectively, which was consolidated as the Firm, in its role as secondary market maker, held a majority of the issued notes of certain vehicles.
Collateralized debt obligation vehicles
For further information on the Firm’s involvement with collateralized debt obligations (“CDOs”), see Note 17 on pages 184-185 of JPMorgan Chase’s 2008 Annual Report.
As of March 31, 2009, and December 31, 2008, the Firm had noninvestment-grade funded loans of $373 million and $405 million, respectively, to nonconsolidated CDO warehouse VIEs. These funded loans are considered to be assets of the VIEs. Additionally, the Firm had unfunded commitments of $159 million and $746 million as of March 31, 2009, and December 31, 2008, respectively. These unfunded commitments are typically contingent upon certain asset-quality conditions being met by the asset managers. The Firm’s maximum exposure to loss related to the nonconsolidated CDO warehouse VIEs was $531 million and $1.1 billion as of March 31, 2009, and December 31, 2008, respectively.
Once the CDO vehicle closes and issues securities, the Firm has no obligation to provide further support to the vehicle. At the time of closing, the Firm may hold unsold securities that the Firm was not able to place with third-party investors. In addition, the Firm may on occasion hold some of the CDO vehicles’ securities as a secondary market-maker or as a principal investor, or it may be a derivative counterparty to the vehicles. At March 31, 2009, and December 31, 2008, these amounts were not significant.
VIEs sponsored by third parties
Investment in a third-party credit card securitization trust
The Firm holds a note in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The note is structured so that the principal amount can float up to 47% of the principal amount of the receivables held by the Trust, not to exceed $4.2 billion. The Firm is not the primary beneficiary of the Trust and accounts for its investment at fair value within AFS investment securities. At March 31, 2009, the amortized cost of the note was $3.6 billion, and the fair value was $3.0 billion. For more information on AFS securities, see Note 12 on pages 114-119 of this Form 10-Q.
VIE used in FRBNY transaction
In conjunction with the Bear Stearns merger, in June 2008, the FRBNY took control, through an LLC formed for this purpose, of a portfolio of $30.0 billion in assets, based on the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion term loan from the FRBNY, and a $1.15 billion subordinated loan from JPMorgan Chase. The JPMorgan Chase loan is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, the JPMorgan Chase loan and the expense of the LLC, will be for the account of the FRBNY. The extent to which the FRBNY and JPMorgan Chase loans will be repaid will depend upon the value of the asset portfolio and the liquidation strategy directed by the FRBNY.
Other VIEs sponsored by third parties
The Firm enters into transactions with VIEs structured by other parties. These transactions include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based on the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where these activities do not cause JPMorgan Chase to absorb a majority of the expected losses, or to receive a majority of the residual returns, the Firm records and reports these positions on its Consolidated Balance Sheets similarly to the way it would record and report positions from any other third-party transaction. These transactions are not considered significant for disclosure purposes under FIN 46(R).
Consolidated VIE assets and liabilities
The following table presents information on assets, liabilities and commitments related to VIEs that are consolidated by the Firm.

	Consolidated VIEs
	Assets
March 31, 2009	Trading assets — debt
(in billions)	and equity instruments	Loans	Other(a)	Total assets(b)

VIE program type
Municipal bond vehicles	$4.7	$—	$0.1	$4.8
Credit-linked notes	1.5	—	0.7	2.2
CDO warehouses	0.2	—	—	0.2
Student loans	—	3.9	0.1	4.0
Employee funds	—	—	—	—
Energy investments	—	—	0.4	0.4
Other	2.4	1.3	0.8	4.5

Total	$8.8	$5.2	$2.1	$16.1

	Liabilities
March 31, 2009	Beneficial interests
(in billions)	in VIE assets(c)	Other(d)	Total liabilities

VIE program type
Municipal bond vehicles	$4.4	$0.2	$4.6
Credit-linked notes	0.8	0.1	0.9
CDO warehouses	—	—	—
Student loans	2.7	1.1	3.8
Employee funds	—	—	—
Energy investments	0.2	—	0.2
Other	1.6	2.0	3.6

Total	$9.7	$3.4	$13.1

	Consolidated VIEs
	Assets
December 31, 2008	Trading assets — debt
(in billions)	and equity instruments	Loans	Other(a)	Total assets(b)

VIE program type
Municipal bond vehicles	$5.9	$—	$0.1	$6.0
Credit-linked notes	1.9	—	0.2	2.1
CDO warehouses	0.2	—	0.1	0.3
Student loans	—	4.0	0.1	4.1
Employee funds	—	—	0.5	0.5
Energy investments	—	—	0.4	0.4
Other	2.8	1.3	1.1	5.2

Total	$10.8	$5.3	$2.5	$18.6

	Liabilities
December 31, 2008	Beneficial interests
(in billions)	in VIE assets(c)	Other(d)	Total liabilities

VIE program type
Municipal bond vehicles	$5.5	$0.4	$5.9
Credit-linked notes	1.3	0.6	1.9
CDO warehouses	—	—	—
Student loans	2.8	1.1	3.9
Employee funds	0.1	—	0.1
Energy investments	0.2	—	0.2
Other	0.7	1.8	2.5

Total	$10.6	$3.9	$14.5

(a)	Included assets classified as resale agreements and other assets within the Consolidated Balance Sheets.

(b)	Assets of each consolidated VIE included in the program types above are generally restricted to satisfy the liabilities to third parties. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(c)	The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item titled, “Beneficial interests issued by consolidated variable interest entities” on the Consolidated Balance Sheets. The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $9.1 billion and $10.6 billion at March 31, 2009, and December 31, 2008, respectively.

(d)	Included liabilities classified as other borrowed funds, long-term debt, and accounts payable and other liabilities in the Consolidated Balance Sheets.

NOTE 18 — GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 18 on pages 186—189 of JPMorgan Chase’s 2008 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	March 31, 2009	December 31, 2008

Goodwill	$48,201	$48,027
Mortgage servicing rights	10,634	9,403
Purchased credit card relationships	1,528	1,649

All other intangibles:
Other credit card—related intangibles	$710	$743
Core deposit intangibles	1,498	1,597
Other intangibles	1,613	1,592

Total all other intangible assets	$3,821	$3,932

Goodwill
The $174 million increase in goodwill from 2008 was largely due to purchase accounting adjustments related to the Bear Stearns merger as well as an acquisition of a commodities business by IB. For additional information related to the Bear Stearns merger, see Note 2 on pages 86-88 of this Form 10-Q.
Goodwill was not impaired at March 31, 2009, or December 31, 2008, nor was any goodwill written off due to impairment during either of the three months ended March 31, 2009 or 2008.
Goodwill attributed to the business segments was as follows.

(in millions)	March 31, 2009	December 31, 2008

Investment Bank	$4,928	$4,765
Retail Financial Services	16,840	16,840
Card Services	14,003	13,977
Commercial Banking	2,870	2,870
Treasury & Securities Services	1,642	1,633
Asset Management	7,541	7,565
Corporate/Private Equity	377	377

Total goodwill	$48,201	$48,027

Mortgage servicing rights
For a further description of the MSR asset, interest rate risk management, and the valuation methodology of MSRs, see Notes 4 and 18 on pages 132 and 186-189 of JPMorgan Chase’s 2008 Annual Report, respectively.
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

The following table summarizes MSR activity for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
(in millions, except where otherwise noted)	2009		2008

Fair value at January 1	$9,403		$8,632
MSR activity
Originations of MSRs	994		737
Purchase of MSRs	2		107

Total additions	996		844

Change in valuation due to inputs and assumptions(a)	1,310		(632)
Other changes in fair value(b)	(1,075)		(425)

Total change in fair value of MSRs	235	(c)	(1,057)

Fair value at March 31	$10,634	(d)	$8,419

Change in unrealized gains/(losses) included in income related to MSRs held at March 31	$1,310		$(632)

Contractual service fees, late fees and other ancillary fees included in income	$1,207		$628

Third-party mortgage loans serviced at March 31 (in billions)	$1,161.4		$627.1

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. This caption also represents total realized and unrealized gains/(losses) included in net income per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (level 3).

(b)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). This caption represents the impact of cash settlements per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (level 3).

(c)	Includes $(2) million related to commercial real estate.

(d)	Includes $53 million related to commercial real estate.
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2009, and December 31, 2008; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

(in millions, except rates and where otherwise noted)	March 31, 2009	December 31, 2008

Weighted-average prepayment speed assumption (CPR)	26.28%	35.21%
Impact on fair value of 10% adverse change	$(1,050)	$(1,039)
Impact on fair value of 20% adverse change	(1,985)	(1,970)

Weighted-average option adjusted spread	3.91%	3.80%
Impact on fair value of 100 basis points adverse change	$(358)	$(311)
Impact on fair value of 200 basis points adverse change	(690)	(606)

CPR: Constant prepayment rate.
The sensitivity analysis in the preceding table is hypothetical and should be used with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be easily extrapolated, because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.
Purchased credit card relationships and all other intangible assets
For the quarter ended March 31, 2009, purchased credit card relationships, other credit card—related intangibles, core deposit intangibles and other intangibles decreased by $232 million, primarily reflecting amortization expense associated with credit card-related intangibles, core deposit intangibles, and other intangibles.
Except for $517 million of indefinite-lived intangibles related to asset management advisory contracts, which are not amortized but are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	March 31, 2009			December 31, 2008
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
(in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,760	$4,232	$1,528	$5,765	$4,116	$1,649
All other intangibles:
Other credit card—related intangibles	$842	$132	$710	$852	$109	$743
Core deposit intangibles	4,280	2,782	1,498	4,280	2,683	1,597
Other intangibles	2,334	721 (a)	1,613	2,376	784 (a)	1,592

(a)	Includes amortization expense related to servicing assets on securitized automobile loans, which is recorded in lending & deposit-related fees, of $1 million and $2 million for the three months ended March 31, 2009 and 2008, respectively.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and all other intangible assets.

	Three months ended March 31,
(in millions)	2009	2008

Purchased credit card relationships	$116	$159
All other intangibles:
Other credit card—related intangibles	23	5
Core deposit intangibles	99	119
Other intangibles	37	33

Total amortization expense	$275	$316

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and all other intangible assets.

		Other credit
	Purchased credit	card-related	Core deposit	All other
For the year: (in millions)	card relationships	intangibles	intangibles	intangible assets	Total

2009(a)	$418	$92	$389	$122	$1,021
2010	350	97	329	106	882
2011	287	95	284	95	761
2012	248	97	240	92	677
2013	209	95	195	89	588

(a)	Includes $116 million, $23 million, $99 million and $37 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and all other intangibles, respectively, recognized during the first three months of 2009.
NOTE 19 — DEPOSITS
For further discussion of deposits, see Note 20 on page 190 in JPMorgan Chase’s 2008 Annual Report.
At March 31, 2009, and December 31, 2008, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2009	December 31, 2008

U.S. offices:
Noninterest-bearing	$197,027	$210,899
Interest-bearing (included $1,508 and $1,849 at fair value at March 31, 2009, and December 31, 2008, respectively)	463,913	511,077
Non-U.S. offices:
Noninterest-bearing	7,073	7,697
Interest-bearing (included $3,606 and $3,756 at fair value at March 31, 2009, and December 31, 2008, respectively)	238,956	279,604

Total	$906,969	$1,009,277

NOTE 20 — EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 26 on page 195 of JPMorgan Chase’s 2008 Annual Report.
Effective January 1, 2009, the Firm implemented FSP EITF 03-6-1, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”) are participating securities and should be included in the EPS calculation using the two-class method. JPMorgan Chase grants restricted stock and RSUs to certain employees under its stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the FSP’s definition of participating securities. Under the two class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. EPS data for the prior period were revised as required by the FSP.
The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
(in millions, except per share amounts)	2009	2008

Basic earnings per share

Net income	$2,141	$2,373
Less: preferred stock dividends	529	—

Net income applicable to common equity	1,612	2,373
Less: dividends and undistributed earnings allocated to participating securities	93	83

Net income applicable to common stockholders(a)	$1,519	$2,290
Total weighted-average basic shares outstanding and participating securities outstanding	3,996.5	3,531.3

Less: weighted-average participating securities outstanding	240.8	135.3

Total weighted-average basic shares outstanding	3,755.7	3,396.0

Net income per share(b)	$0.40	$0.67

	Three months ended March 31,
(in millions, except per share amounts)	2009	2008

Diluted earnings per share
Net income applicable to common stockholders(a)	$1,519	$2,290
Total weighted-average basic shares outstanding and participating securities outstanding	3,996.5	3,531.3
Add: Employee stock options and SARs(c)	3.0	27.3

Total weighted-average diluted shares outstanding and participating securities outstanding	3,999.5	3,558.6

Less: weighted-average participating securities outstanding(d)	240.8	135.3

Total weighted-average diluted shares outstanding	3,758.7	3,423.3

Net income per share(b)	$0.40	$0.67

(a)	Net income applicable to common stockholders for diluted and basic EPS may differ under the two-class method as a result of adding common stock equivalents for options, SARs and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for purposes of calculating diluted EPS.
(b)	EPS data have been revised to reflect the retrospective application of FSP EITF 03-6-1, which resulted in a reduction of basic and diluted EPS for the three months ended March 31, 2009, of $0.03 and $0.02, respectively, and for the three months ended March 31, 2008, of $0.03 and $0.01, respectively.
(c)	Options issued under employee benefit plans and, subsequent to October 28, 2008, the warrant issued under the U.S. Treasury’s Capital Purchase Program, to purchase an aggregate 363 million and 173 million shares of common stock were outstanding for the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the options were antidilutive.
(d)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.

NOTE 21 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, SFAS 52 foreign currency translation adjustments (including the impact of related derivatives), SFAS 133 cash flow hedging activities and SFAS 158 net loss and prior service cost (credit) related to the Firm’s defined benefit pension and OPEB plans.

					Net loss and
					prior service costs	Accumulated
Three months ended	Unrealized gains	Translation			(credit) of defined	other
March 31, 2009	(losses) on AFS	adjustments,			benefit pension	comprehensive
(in millions)	securities(a)	net of hedges		Cash flow hedges	and OPEB plans	income (loss)

Balance at January 1, 2009	$(2,101)	$(598)		$(202)	$(2,786)	$(5,687)
Net change	1,162 (b)	(116	)(c)	151 (d)	— (e)	1,197

Balance at March 31, 2009	$(939)	$(714)		$(51)	$(2,786)	$(4,490)

				Net loss and
				prior service costs	Accumulated
Three months ended	Unrealized gains	Translation		(credit) of defined	other
March 31, 2008	(losses) on AFS	adjustments,		benefit pension	comprehensive
(in millions)	securities(a)	net of hedges	Cash flow hedges	and OPEB plans	income (loss)

Balance at January 1, 2008	$380	$8	$(802)	$(503)	$(917)
Net change	58 (b)	197 (c)	115 (d)	35 (e)	405

Balance at March 31, 2008	$438	$205	$(687)	$(468)	$(512)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.
(b)	The net change for the quarter ended March 31, 2009, was due primarily to the narrowing of spreads on U.S. government agency mortgage-backed securities. The net change for the quarter ended March 31, 2008, was due primarily to declining interest rates, partially offset by recognition of gains from sales of investment securities.
(c)	March 31, 2009 and 2008, included $(226) million and $283 million, respectively, of after-tax gains/(losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, partially offset by $110 million and $(86) million, respectively, of after-tax gains/(losses) on hedges. The Firm may not hedge its entire exposure to foreign currency translation on net investments in foreign operations.
(d)	The net change for the quarter ended March 31, 2009, included $52 million of after-tax gains recognized in income and $203 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income. The net change for the quarter ended March 31, 2008, included $76 million of after-tax losses recognized in income and $39 million of after-tax gains representing the net change in derivative fair value that was reported in comprehensive income.
(e)	The net change for the three months ended March 31, 2009, was primarily due to after-tax adjustments based on the 2008 final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension plans and the amortization of net loss and prior service credit into net periodic benefit cost, offset by a change in the 2009 tax rates. The net change for the three months ended March 31, 2008, was primarily due to after-tax adjustments based on the 2007 final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension plans, and the amortization of net loss and prior service credit into net periodic benefit cost.
NOTE 22 — COMMITMENTS AND CONTINGENCIES
For a discussion of the Firm’s commitments and contingencies, see Note 31 on page 201 of JPMorgan Chase’s 2008 Annual Report.
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
While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at March 31, 2009, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves at least quarterly, and the reserves may be increased or decreased in the future to reflect further relevant developments. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of stockholders.

NOTE 23 — OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
JPMorgan Chase utilizes lending-related financial instruments, such as commitments and guarantees, to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfills its obligation under these guarantees, and the counterparties subsequently fail to perform according to the terms of these contracts. For a discussion of off-balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 33 on pages 206-210 of JPMorgan Chase’s 2008 Annual Report.
To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 15 on pages 123-124 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts of off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at March 31, 2009, and December 31, 2008.
Off-balance sheet lending-related financial instruments and guarantees

			Allowance for lending-
	Contractual amount		related commitments
	March 31,	December 31,	March 31,	December 31,
(in millions)	2009	2008	2009	2008

Lending-related
Consumer(a)	$743,304	$741,507	$22	$25

Wholesale:
Other unfunded commitments to extend credit(b)(c)(d)(e)	222,229	225,863	308	349
Asset purchase agreements(f)	47,360	53,729	6	9
Standby letters of credit and other financial guarantees(c)(g)(h)	89,293	95,352	300	274
Other letters of credit(c)(g)	4,131	4,927	2	2

Total wholesale	363,013	379,871	616	634

Total lending-related	$1,106,317	$1,121,378	$638	$659

Other guarantees
Securities lending guarantees(i)	$159,667	$169,281	NA	NA
Residual value guarantees	670	670	NA	NA
Derivatives qualifying as guarantees(j)	85,632	83,835	NA	NA

(a)	Includes credit card and home equity lending-related commitments of $642.5 billion and $79.4 billion, respectively, at March 31, 2009, and $623.7 billion and $95.7 billion, respectively, at December 31, 2008. These amounts for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
(b)	Includes unused advised lines of credit totaling $37.1 billion and $36.3 billion at March 31, 2009, and December 31, 2008, respectively, which are not legally binding. In regulatory filings with the Federal Reserve, unused advised lines are not reportable.
(c)	Includes contractual amount of risk participations totaling $27.9 billion and $28.3 billion at March 31, 2009, and December 31, 2008.
(d)	Excludes unfunded commitments to third-party private equity funds of $1.5 billion and $1.4 billion at March 31, 2009, and December 31, 2008, respectively. Also excludes unfunded commitments for other equity investments of $877 million and $1.0 billion at March 31, 2009, and December 31, 2008, respectively.
(e)	Includes commitments to investment- and noninvestment-grade counterparties in connection with leveraged acquisitions of $3.2 billion and $3.6 billion at March 31, 2009, and December 31, 2008, respectively.
(f)	Largely represents asset purchase agreements with the Firm’s administered multi-seller, asset-backed commercial paper conduits. It also includes $96 million of asset purchase agreements to other third-party entities at both March 31, 2009, and December 31, 2008.
(g)	JPMorgan Chase held collateral on standby letters of credit and other letters of credit of $28.0 billion and $1.0 billion, respectively, at March 31, 2009, and $31.0 billion and $1.0 billion, respectively, at December 31, 2008.
(h)	Includes unissued standby letters of credit commitments of $37.2 billion and $39.5 billion at March 31, 2009, and December 31, 2008, respectively.
(i)	Collateral held by the Firm in support of securities lending indemnification agreements was $160.5 billion and $170.1 billion at March 31, 2009, and December 31, 2008, respectively. Securities lending collateral comprises primarily cash, securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.
(j)	Represents notional amounts of derivatives qualifying as guarantees.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit include commitments to U.S. domestic states and municipalities, hospitals and other not-for-profit entities to provide funding for periodic tenders of their variable-rate demand bond obligations or commercial paper. Performance by the Firm is required in the event that the variable-rate demand bonds or commercial paper cannot be remarketed to new investors. The amount of commitments related to variable-rate demand bonds and commercial paper of U.S. domestic states and municipalities, hospitals and not-for-profit entities at March 31, 2009, and December 31, 2008, was $23.5 billion for both periods. Similar commitments exist to extend credit in the form of liquidity facility agreements with nonconsolidated municipal bond VIEs. For further information, see Note 17 on pages 131-136 of this Form 10-Q.
Also included in other unfunded commitments to extend credit are commitments to investment- and noninvestment-grade counterparties in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. The amount of commitments related to leveraged acquisitions at March 31, 2009, and December 31, 2008, was $3.2 billion and $3.6 billion, respectively. For further information, see Note 3 and Note 4 on pages 89-99 and 99-101, respectively, of this Form 10-Q.
FIN 45 guarantees
The Firm considers the following off-balance sheet lending-related arrangements to be guarantees under FIN 45: certain asset purchase agreements, standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off-balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 33 on pages 206-210 of JPMorgan Chase’s 2008 Annual Report. The amount of the liability related to FIN 45 guarantees recorded at March 31, 2009, and December 31, 2008, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below was $516 million and $535 million, respectively.
Asset purchase agreements
The majority of the Firm’s unfunded commitments are not guarantees as defined in FIN 45, except for certain asset purchase agreements that are principally used as a mechanism to provide liquidity to SPEs, predominantly multi-seller conduits, as described in Note 17 on pages 131-136 of this Form 10-Q.
The carrying value of asset purchase agreements of $145 million and $147 million at March 31, 2009, and December 31, 2008, respectively, which is classified in accounts payable and other liabilities on the Consolidated Balance Sheets, includes $6 million and $9 million at March 31, 2009, and December 31, 2008, respectively, for the allowance for lending-related commitments, and $139 million and $138 million at March 31, 2009, and December 31, 2008, respectively, for the fair value of the FIN 45 guarantee liability.
Standby letters of credit
Standby letters of credit (“SBLC”) and financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying value of standby and other letters of credit of $679 million and $673 million at March 31, 2009, and December 31, 2008, respectively, which is classified in accounts payable and other liabilities in the Consolidated Balance Sheets, includes $302 million and $276 million at March 31, 2009, and December 31, 2008, respectively, for the allowance for lending-related commitments, and $377 million and $397 million at March 31, 2009, and December 31, 2008, respectively, for the fair value of the FIN 45 guarantee.
The following table summarizes the type of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers as of March 31, 2009, and December 31, 2008. The ratings scale is representative of the payment or performance risk to the Firm’s internal risk ratings, which generally correspond to ratings defined by S&P and Moody’s.

Standby letters of credit and other financial guarantees and other letters of credit

	March 31, 2009		December 31, 2008
	Standby letters of		Standby letters of
	credit and other	Other letters	credit and other	Other letters
(in millions)	financial guarantees	of credit	financial guarantees	of credit(c)

Investment-grade(a)	$67,807	$2,966	$73,394	$3,772
Noninvestment-grade(a)	21,486	1,165	21,958	1,155

Total contractual amount	$89,293 (b)	$4,131	$95,352 (b)	$4,927

Allowance for lending-related commitments	$300	$2	$274	$2
Commitments with collateral	28,045	1,011	30,972	1,000

(a)	Ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings defined by S&P and Moody’s.
(b)	Represents contractual amount net of risk participations totaling $27.9 billion and $28.3 billion at March 31, 2009, and December 31, 2008.
(c)	The investment-grade and noninvestment-grade amounts have been revised from previous disclosures.
Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that meet the characteristics of a guarantee under FIN 45. The total notional value of the derivatives that the Firm deems to be guarantees was $85.6 billion and $83.8 billion at March 31, 2009, and December 31, 2008, respectively. The notional value generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees, although exposure to certain stable value derivatives is contractually limited to a substantially lower percentage of the notional value. The fair value of the contracts reflects the probability of whether the Firm will be required to perform under the contract. The fair value related to derivative guarantees was a derivative receivable of $204 million and $184 million, and a derivative payable of $5.5 billion and $5.6 billion at March 31, 2009, and December 31, 2008, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee under FIN 45, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 6 on pages 104-111 of this Form 10-Q, and Note 32 on pages 202-205 of JPMorgan Chase’s 2008 Annual Report.
Loan sale and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
As part of the Firm’s loan sale and securitization activities, as described in Note 14 and Note 16 on pages 163-166 and 168-176, respectively, of JPMorgan Chase’s 2008 Annual Report, the Firm generally makes representations and warranties in its loan sale and securitization agreements that the loans sold meet certain requirements. These agreements may require the Firm (including in its roles as a servicer) to repurchase the loans and/or indemnify the purchaser of the loans against losses due to any breaches of such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches under these representations and warranties would be equal to the current amount of assets held by such securitization-related SPEs plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense.
During the first quarter of 2009, the Firm resolved certain current and future claims for certain loans originated and sold by Washington Mutual. At March 31, 2009, and December 31, 2008, the Firm had recorded a repurchase liability of $662 million and $1.1 billion, respectively.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s loan sale transactions have primarily been executed on a nonrecourse basis, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At March 31, 2009, and December 31, 2008, the unpaid principal balance of loans sold with recourse totaled $14.7 billion and $15.0 billion, respectively. The carrying value of the related liability that the Firm had recorded, which is representative of the Firm’s view of the likelihood it will have to perform under this guarantee, was $225 million and $241 million at March 31, 2009, and December 31, 2008, respectively.

NOTE 24 — BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments — the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services (“TSS”) and Asset Management (“AM”), as well as a Corporate/Private Equity segment. The segments are based on the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 16 of this Form 10-Q, and pages 40-41 and Note 37 on pages 214-215 of JPMorgan Chase’s 2008 Annual Report.
Segment results
The following tables provide a summary of the Firm’s segment results for the three months ended March 31, 2009 and 2008, on a managed basis. The impact of credit card securitization adjustments has been included in reconciling items so that the total Firm results are on a reported basis. Finally, total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense (benefit). The following tables summarize the business segment results and reconciliation to reported U.S. GAAP results.

Segment results and reconciliation(a) Three months ended March 31, 2009	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$5,639	$3,597	$647	$422
Net interest income	2,702	5,238	4,482	980

Total net revenue	8,341	8,835	5,129	1,402
Provision for credit losses	1,210	3,877	4,653	293
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Noninterest expense(c)	4,774	4,171	1,346	553

Income (loss) before income tax expense	2,387	787	(870)	556
Income tax expense (benefit)	781	313	(323)	218

Net income (loss)	$1,606	$474	$(547)	$338

Average common equity	$33,000	$25,000	$15,000	$8,000
Average assets	733,166	423,472	201,200	144,298
Return on average common equity	20%	8%	(15)%	17%
Overhead ratio	57	47	26	39

			Corporate/
Three months ended March 31, 2009	Treasury &	Asset	Private	Reconciling
(in millions, except ratios)	Securities Services	Management	Equity	Items(d)(e)	Total

Noninterest revenue	$1,148	$1,300	$(1,298)	$203	$11,658
Net interest income	673	403	989	(2,100)	13,367

Total net revenue	1,821	1,703	(309)	(1,897)	25,025
Provision for credit losses	(6)	33	—	(1,464)	8,596
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Noninterest expense(c)	1,319	1,298	(88)	—	13,373

Income (loss) before income tax expense	478	372	(221)	(433)	3,056
Income tax expense (benefit)	170	148	41	(433)	915

Net income (loss)	$308	$224	$(262)	$—	$2,141

Average common equity	$5,000	$7,000	$43,493	$—	$136,493
Average assets	38,682	58,227	550,856	(82,782)	2,067,119
Return on average common equity	25%	13%	NM	NM	5%
Overhead ratio	72	76	NM	NM	53

Segment results and reconciliation(a) Three months ended March 31, 2008	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$1,188	$1,689	$719	$334
Net interest income	1,823	3,074	3,185	733

Total net revenue	3,011	4,763	3,904	1,067
Provision for credit losses	618	2,688	1,670	101
Credit reimbursement (to)/from TSS(b)	30	—	—	—
Noninterest expense(c)	2,553	2,572	1,272	485

Income (loss) before income tax expense	(130)	(497)	962	481
Income tax expense (benefit)	(43)	(186)	353	189

Net income (loss)	$(87)	$(311)	$609	$292

Average common equity	$22,000	$17,000	$14,100	$7,000
Average assets	755,828	260,013	159,602	101,979
Return on average common equity	(2)%	(7)%	17%	17%
Overhead ratio	85	54	33	45

			Corporate/
Three months ended March 31, 2008	Treasury &	Asset	Private	Reconciling
(in millions, except ratios)	Securities Services	Management	Equity	Items(d)(e)	Total

Noninterest revenue	$1,289	$1,590	$1,688	$734	$9,231
Net interest income	624	311	(349)	(1,742)	7,659

Total net revenue	1,913	1,901	1,339	(1,008)	16,890
Provision for credit losses	12	16	—	(681)	4,424
Credit reimbursement (to)/from TSS(b)	(30)	—	—	—	—
Noninterest expense(c)	1,228	1,323	(502)	—	8,931

Income (loss) before income tax expense	643	562	1,841	(327)	3,535
Income tax expense (benefit)	240	206	730	(327)	1,162

Net income	$403	$356	$1,111	$—	$2,373

Average common equity	$3,500	$5,000	$55,980	$—	$124,580
Average assets	57,204	60,286	246,474	(71,589)	1,569,797
Return on average common equity	46%	29%	NM	NM	8%
Overhead ratio	64	70	NM	NM	53

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.
(b)	TSS is charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS.

(c)	Includes merger costs which are reported in the Corporate/Private Equity segment. Merger costs attributed to the business segments for the three months ended March 31, 2009, were as follows; there were no merger costs for the three months ended March 31, 2008.

(in millions)	Three months ended March 31, 2009

Investment Bank	$15
Retail Financial Services	93
Card Services	28
Commercial Banking	3
Treasury & Securities Services	3
Asset Management	1
Corporate/Private Equity	62

(d)	Managed results for credit card exclude the impact of credit card securitizations on total net revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the credit performance of the entire managed credit card portfolio as operations are funded, and decisions are made about allocating resources, such as employees and capital, based on managed information. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

	Three months ended March 31,
(in millions)	2009	2008

Noninterest revenue	$(540)	$(937)
Net interest income	2,004	1,618
Provision for credit losses	1,464	681
Average assets	82,782	71,589

(e)	Segment managed results reflect revenue on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three months ended March 31, 2009 and 2008 were as follows.

	Three months ended March 31,
(in millions)	2009	2008

Noninterest revenue	$337	$203
Net interest income	96	124
Income tax expense	433	327

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended March 31, 2009				Three months ended March 31, 2008
	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

Assets
Deposits with banks	$88,587	$443	2.03%	$31,975	$336	4.22%
Federal funds sold and securities purchased under resale agreements	160,986	650	1.64	153,864	1,455	3.80
Securities borrowed	120,752	86	0.29	83,490	738	3.56
Trading assets — debt instruments	252,098	3,275	5.27	322,986	4,618	5.75
Securities	281,420	2,886	4.16 (b)	89,757	1,220	5.47 (b)
Loans	726,959	10,517	5.87	526,598	9,289	7.10
Other assets	27,411	165	2.44	—	—	—

Total interest-earning assets	1,658,213	18,022	4.41	1,208,670	17,656	5.88
Allowance for loan losses	(23,407)			(9,754)
Cash and due from banks	27,213			34,509
Trading assets — equity instruments	62,748			78,810
Trading assets — derivative receivables	142,243			97,863
Goodwill	48,071			45,699
Other intangible assets
Mortgage servicing rights	11,141			8,273
Purchased credit card relationships	1,583			2,222
All other intangibles	3,860			3,980
Other assets	135,454			99,525

Total assets	$2,067,119			$1,569,797

Liabilities
Interest-bearing deposits	$736,460	$1,686	0.93%	$600,132	$4,608	3.09%
Federal funds purchased and securities loaned or sold under repurchase agreements	226,110	202	0.36	179,897	1,482	3.31
Commercial paper	33,694	39	0.47	47,584	403	3.41
Other borrowings and liabilities(a)	236,673	850	1.46	107,552	1,346	5.03
Beneficial interests issued by consolidated VIEs	9,757	38	1.57	14,082	132	3.78
Long-term debt	258,732	1,744	2.73	200,354	1,902	3.82

Total interest-bearing liabilities	1,501,426	4,559	1.23	1,149,601	9,873	3.45
Noninterest-bearing deposits	197,834			119,017
Trading liabilities — derivative payables	94,944			81,094
All other liabilities, including the allowance for lending-related commitments	104,465			95,505

Total liabilities	1,898,669			1,445,217

Stockholders’ equity
Preferred stock	31,957			—
Common stockholders’ equity	136,493			124,580

Total stockholders’ equity	168,450			124,580

Total liabilities and stockholders’ equity	$2,067,119			$1,569,797

Interest rate spread			3.18%			2.43%
Net interest income and net yield on interest-earning assets		$13,463	3.29%		$7,783	2.59%

(a)	Includes securities sold but not yet purchased.
(b)	For the quarters ended March 31, 2009 and 2008, the annualized rate for available-for-sale securities based on amortized cost was 4.10% and 5.53%, respectively.

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
AICPA: American Institute of Certified Public Accountants.
AICPA Statement of Position (“SOP”) 03-3: “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”
Assets under management: Represent assets actively managed by Asset Management on behalf of Institutional, Retail, Private Banking, Private Wealth Management and Bear Stearns Brokerage clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 42% ownership interest as of March 31, 2009
Assets under supervision: Represent assets under management as well as custody, brokerage, administration and deposit accounts.
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
Combined loan-to-value ratio: For residential real estate loans, an indicator of how much equity a borrower has in a secured borrowing based on current estimates of the value of the collateral and considering all lien positions related to the property.
Commodities contracts: Exchange-traded futures and over-the-counter forwards are contracts to deliver specified commodities (e.g., gold, electricity, natural gas, other precious and base metals, oil, farm products, livestock) on an agreed-upon future settlement date in exchange for cash. Exchange-traded commodities swaps and over-the-counter commodities swap contracts are contracts to deliver fixed cash payments in exchange for cash payments that float based on changes in an underlying commodities index.
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
Deposit margin: Represents net interest income expressed as a percentage of average deposits.
EITF: Emerging Issues Task Force.
EITF Issue 07-5: “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.”
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
FIN 46R: FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.”
Foreign exchange contracts: Includes foreign exchange forward contracts and cross-currency swaps. Foreign exchange forward contracts are contracts to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon future settlement date. Cross-currency swaps are contracts between two parties to exchange interest and principal payments in one currency for the same in another currency.
Forward points: Represents the interest rate differential between two currencies, which is either added to or subtracted from the current exchange rate (i.e., “spot rate”) to determine the forward exchange rate.
FSP: FASB Staff Position.
FSP EITF 03-6-1: “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”
FSP FAS 107-1 and APB 28-1: “Interim Disclosures about Fair Value of Financial Instruments.”
FSP FAS 115-2 and FAS 124-2: “Recognition and Presentation of Other-Than-Temporary Impairments.”
FSP FAS 132(R)-1: “Employers’ Disclosures about Postretirement Benefit Plan Assets.”
FSP FAS 140-3: “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”
FSP FAS 141(R)-1: “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”
FSP FAS 157-4: “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”
Interest rate contracts: Includes interest rate swaps, forwards and futures contracts. Interest rate swap contracts involve the exchange of fixed- and variable-rate interest payments based on a contracted notional amount. Interest rate forward contracts are primarily arrangements to exchange cash in the future based on price movements of specified financial instruments. Interest rate futures contracts are financial futures which provide for cash payments based on interest rate changes on an underlying interest-bearing instrument or index.
Investment-grade: An indication of credit quality based on JPMorgan Chase’s internal risk assessment system. “Investment grade” generally represents a risk profile similar to a rating of a “BBB-"/“Baa3” or better, as defined by independent rating agencies.
LIBOR: London Interbank Offered Rate.

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
Master netting agreement: An agreement between two counterparties who have multiple derivative contracts with each other that provides for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or termination of any one contract. See FIN 39.
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
Option ARMs
The option ARM home loan product is an adjustable-rate mortgage loan that provides the borrower with the option each month to make a fully amortizing, interest-only, or minimum payment. The minimum payment on an option ARM loan is based on the interest rate charged during the introductory period. This introductory rate has usually been significantly below the fully indexed rate. The fully indexed rate is calculated using an index rate plus a margin. Once the introductory period ends, the contractual interest rate charged on the loan increases to the fully indexed rate and adjusts monthly to reflect movements in the index. The minimum payment is typically insufficient to cover interest accrued in the prior month, and will “negatively amortize” as any unpaid interest is deferred and added to the principal balance of the loan. Option ARMs typically become fully amortizing loans upon reaching a negative amortization cap or on dates specified in the borrowing agreement, at which time the required payment generally increases substantially.
Prime
Prime mortgage loans are made to borrowers with good credit records and a monthly income that is at least three to four times greater than their monthly housing expense (mortgage payments plus taxes and other debt payments). These borrowers provide full documentation and generally have reliable payment histories.
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
MSAs: Metropolitan Statistical Areas.
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
Pre-provision profit: Total net revenue less noninterest expense.
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
Purchased credit-impaired loans: Purchased loans for which the credit quality has deteriorated since origination, but prior to purchase. These loans are accounted for at fair value as of the purchase date, which includes the impact of estimated credit losses for the loans over the life of loan.
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
SFAS 107: “Disclosures about Fair Value of Financial Instruments.”
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
Troubled debt restructuring: Occurs when the Firm modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
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
Retail Financial Services
Description of selected business metrics within Retail Banking:
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
Mortgage banking revenue comprises the following:
Production revenue includes net gains or losses on originations and sales of prime and subprime mortgage loans and other production-related fees.
Net mortgage servicing revenue includes the following components:

(a)	Servicing revenue represents all gross income earned from servicing third-party mortgage loans, including stated service fees, excess service fees, late fees and other ancillary fees.

(b)	Changes in MSR asset fair value due to:

— market-based inputs such as interest rates and volatility, as well as updates to assumptions used in the MSR valuation model.

— modeled servicing portfolio runoff (or time decay).

(c)	Derivative valuation adjustments and other, which represents changes in the fair value of derivative instruments used to offset the impact of changes in the market-based inputs to the MSR valuation model.
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
Description of selected business metrics within CB:
Liability balances include deposits and deposits that are swept to on—balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
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
Asset Management
Assets under management: Represent assets actively managed by Asset Management on behalf of Institutional, Retail, Private Banking, Private Wealth Management and Bear Stearns Brokerage clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 42% ownership interest as of March 31, 2009.
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
FORWARD-LOOKING STATEMENTS
From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning. Forward-looking statements provide JPMorgan Chase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorgan Chase’s disclosures in this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the Securities and Exchange Commission. In addition, the Firm’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
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
•	local, regional and international business, economic and political conditions and geopolitical events;

•	changes in trade, monetary and fiscal policies and laws;

•	securities and capital markets behavior, including changes in market liquidity and volatility;

•	changes in investor sentiment or consumer spending or saving behavior;

•	the Firm’s ability to manage effectively its liquidity;

•	credit ratings assigned to the Firm, its subsidiaries or their securities;

•	the Firm’s reputation;

•	the Firm’s ability to deal effectively with an economic slowdown or other economic or market difficulty;

•	technology changes instituted by the Firm, its counterparties or competitors;

•	mergers and acquisitions, including the Firm’s ability to integrate acquisitions;

•	the Firm’s ability to develop new products and services;

•	acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;

•	the Firm’s ability to attract and retain employees;

•	the Firm’s ability to control expense;

•	competitive pressures;

•	changes in the credit quality of the Firm or its customers and counterparties;

•	adequacy of the Firm’s risk management framework;

•	changes in laws and regulatory requirements or adverse judicial proceedings;

•	changes in applicable accounting policies;

•	the Firm’s ability to determine accurate values of certain assets and liabilities;

•	occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other commodity-related activities;

•	the other risks and uncertainties detailed in Part 1, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 71-76 of this Form 10-Q.
Item 4 Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective. See Exhibits 31.1 and 31.2 for the Certification statements issued by the Chairman and Chief Executive Officer, and Chief Financial Officer.
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Part II Other Information
Item 1 Legal Proceedings
The following information supplements and amends the disclosure set forth under Part 1, Item 3 “Legal proceedings” in the Firm’s 2008 Annual Report on Form 10-K.
Bear Stearns Shareholder Litigation and Related Matters. On February 27, 2009, plaintiffs in the securities and derivative actions filed their respective consolidated amended complaints. On April 24, 2009, the defendants moved to dismiss the securities and derivative actions. On April 20, 2009, plaintiffs in the ERISA action filed their consolidated amended complaint.
Bear Stearns Merger Litigation. Plaintiffs filed a motion seeking attorneys’ fees and expenses of approximately $11 million to compensate them for the benefit they allegedly conferred on Bear shareholders by bringing this lawsuit. The Firm intends to oppose this motion.
Municipal Derivatives Investigations and Antitrust Litigation. On April 21, 2009, the Staff of the Securities and Exchange Commission advised JPMorgan Chase that the Commission had authorized the filing of an enforcement action against the Firm, alleging violations of the federal securities laws and rules promulgated by the Municipal Securities Rulemaking Board, with respect to certain transactions executed in 2002 and 2003 with Jefferson County, Alabama. The Firm has been engaged in discussions with the SEC Staff in an attempt to resolve the matter prior to litigation.
In the coordinated MDL antitrust proceeding in the Southern District of New York, all pending individual and purported class actions are now consolidated in the MDL court. On April 30, 2009, the MDL-court granted the defendants’ joint motion to dismiss the consolidated class action complaint as to all defendants except Bank of America, Feld Winters Financial LLC and Municipal Government Investors Corp. Plaintiffs were granted leave to replead within twenty days only those claims based upon allegations pertaining to specific employees of the joint defendants and claims based upon fraudulent concealment. Plaintiffs may also seek leave from the court to replead all claims following further discovery from defendant Bank of America. As noted previously, certain class and individual actions are proceeding separately in the MDL-court and assert claims under California state law. These actions remain pending.
Bear Stearns Hedge Fund Matters. In the Joint Voluntary Liquidators action, the Court dismissed the Liquidators’ fraud claims against the Bear Stearns defendants, and the claims by the two purported investors were voluntarily withdrawn in that action. The Court otherwise denied the Bear Stearns defendants’ motion to dismiss the action, and the action is proceeding. One of the purported investor plaintiffs whose claims were withdrawn has commenced an action in New York State Supreme Court against the Bear Stearns defendants and others; the case is styled as a derivative action on behalf of the High Grade Fund and seeks damages of no less than $1 billion plus declaratory relief. The claims asserted against some or all of the Bear Stearns defendants are breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, gross negligence and breach of contract. The Bear Stearns defendants have not yet responded to this complaint.
In the two other actions brought in the United States District Court for the Southern District of New York by purported investors in the High Grade and Enhanced Leverage Funds, respectively, the class claims were voluntarily dismissed. The Court declined to dismiss the derivative claims, which are proceeding.

Enron Litigation. JPMorgan Chase recently agreed to settlements in principle to resolve the three actions against the Firm by plaintiffs who were bank lenders or claim to be successors-in-interest to bank lenders who participated in Enron credit facilities co-syndicated by the Firm. The Firm is working with plaintiffs to document and finalize the settlements. In the action brought against JPMorgan Chase based upon its role as Indenture Trustee, the Court of Appeals granted plaintiffs’ motion for leave to appeal the order dismissing the action by the Supreme Court, Appellate Division for the First Department on March 31, 2009. In the putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) Savings Plan, plaintiffs filed a renewed motion for class certification on January 15, 2009, and, on April 16, 2009, the Firm filed a motion for judgment on the pleadings.
IPO Allocation Litigation. A settlement agreement was entered into by all parties, subject to court approval. On April 2, 2009, Plaintiffs’ Motion for Preliminary Approval of Settlement and related papers, including the Stipulation and Agreement of Settlement, were filed with the United States District Court for the Southern District of New York. The Motion for Preliminary Approval has not yet been decided by the Court.
In the Section 16(b) cases pending in the United States District Court for the Western District of Washington, the Court, on March 12, 2009, granted without prejudice, the motion to dismiss filed by 30 of the issuer defendants in the 30 cases, on the ground that insufficient demand had been made upon the issuer to bring the litigation, and granted with prejudice the omnibus motion to dismiss filed by the underwriter defendants, including JPMorgan Securities, as to the remaining 24 cases on statute of limitations grounds. On April 10, 2009, Plaintiff filed Notices of Appeals to the United States Court of Appeals for the Ninth Circuit from the March 12, 2009 order dismissing all 54 cases.
Interchange Litigation. As previously reported, on January 30, 2009, a second amended consolidated class action complaint was served. In addition to the consolidated class action complaint, plaintiffs filed supplemental complaints challenging the MasterCard and Visa IPOs. Motions to dismiss each of the foregoing pleadings have been filed.
Mortgage-Backed Securities Litigation. In addition to those cases referenced in the 2008 10-K, the following cases involving mortgage backed securities (“MBS”) trusts have been commenced:
A purported class action lawsuit was commenced in state court in New Mexico on February 27, 2009 against a number of financial institutions that served as depositors for 10 Thornburg MBS trusts or in other capacities, along with certain individuals, asserting claims for violations of the federal securities laws, claiming that the offering materials for the certificates issued by the trusts contained material misstatements and omissions. A Bear subsidiary was named as the depositor for two of the ten trusts at issue. Defendants have removed this action to United States District Court in New Mexico.
On March 11, 2009, a purported class action was filed in Supreme Court, New York County with respect to 12 MBS trusts as to which JPMorgan Chase subsidiaries were depositor and sponsor and seller, as well as underwriter. That action also asserts claims for violations of the securities laws. That action has been removed to the United States District Court for the Southern District of New York. Pursuant to a stipulation among the parties, the plaintiffs will file an amended complaint within 60 days of the appointment of a lead plaintiff.
On March 31, 2009, EMC was named as a defendant in an action commenced in the Southern District of New York by a monoline bond insurer, Syncora Guarantee, Inc. f/k/a XL Capital Assurance Corp. In connection with a single securitization, Plaintiff claims that loans that served as collateral for the securitization had origination defects that purportedly violated certain representations and warranties given by EMC as sponsor to plaintiff, and that EMC breached the relevant agreements between the parties by failing to repurchase allegedly defective mortgage loans. Plaintiff seeks unspecified damages and an order compelling EMC to repurchase individual loans that are allegedly in breach of EMC’s representations and warranties.
With respect to the two MBS trust cases filed by investors against Washington Mutual Bank, former subsidiaries of Washington Mutual Bank that are now subsidiaries of JPMorgan Chase Bank, N.A., and various individuals (the “Federal-Filed Action” and the “State-Filed Actions”), the Court has dismissed the FDIC from the federal-filed action without prejudice. The Court granted the FDIC’s motion to stay the state-filed action until no later than August 11, 2009.
In addition, the Firm has been named as a defendant in its capacity as an underwriter for other issuers in additional litigation involving MBS trusts.
Auction-Rate Securities Investigations and Litigation. With respect to the regulatory investigations, JPMorgan Chase continues to negotiate final settlement documentation with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida. With respect to the putative securities class action pending in the Southern District of New York, on March 5, 2009, the Court denied the motion for reconsideration filed by one of the groups of plaintiffs previously seeking lead plaintiff status. A Consolidated Amended Complaint is due by May 4, 2009. With respect to the two putative antitrust class actions pending in the Southern District of New York, the joint motion to dismiss both actions by the Firm and the other defendants has been fully briefed and is pending before the Court.
City of Milan Litigation and Criminal Investigation. On January 23, 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, National Association (“JPMCB”) and J.P. Morgan Securities Limited (“JPMSL”) (together, “JPM”) in the District Court of Milan. The proceedings relate to a (a) a bond issue by the City in June 2005 (the “Bond”) and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPM (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations by JPM (among others) in connection with the Swap and the Bond, together with related swap transactions with other counterparties. On January 27, 2009, JPMCB received a notice from the Prosecutor at the Court of Milan placing it under investigation on the asserted grounds that it is liable for the acts of certain former and existing employees who were involved in the above transactions. On April 27, 2009, the JPMCB Milan branch was served, in connection with the Prosecutor’s investigation, with an attachment order over certain of JPMCB’s assets amounting to approximately Euro 92 million. The purpose of an attachment order is to freeze assets that could be subject to a confiscation order in the event the defendant is convicted. JPMCB intends to contest certain aspects of the attachment order.
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
Washington Mutual Litigations. On September 26, 2008, following JPMorgan Chase’s acquisition from the Federal Deposit Insurance Corporation (“FDIC”) of substantially all of the assets and specified liabilities of Washington Mutual Bank, Henderson Nevada (“Washington Mutual Bank”), Washington Mutual Bank’s parent holding company, Washington Mutual, Inc. (“WMI”) and its wholly-owned subsidiary, WMI Investment Corp. (together, the “Debtors”) both commenced voluntary cases under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Case”). In the Bankruptcy Case, the Debtors have asserted rights and interests in certain assets. The assets in dispute include principally the following: (a) approximately $4 billion in Trust Securities contributed by WMI to Washington Mutual Bank; (b) the right to tax refunds arising from overpayments attributable to operations of Washington Mutual Bank and its subsidiaries; (c) the right to goodwill judgments that arise from pending and prior litigation; (d) ownership of assets of certain trusts supporting deferred compensation arrangements covering the former and current employees of Washington Mutual Bank and its subsidiaries; (e) ownership of and other rights in approximately $4 billion that WMI contends is a deposit account at a subsidiary of Washington Mutual Bank; and (f) ownership of and rights in various other contracts and other assets (collectively, the “Disputed Assets”). On December 30, 2008, the Debtors also submitted claims in the FDIC Receivership for, among other things, ownership of the Disputed Assets.
On January 23, 2009, the FDIC, as Receiver, disallowed the Debtors’ claims. On March 20, 2009, the Debtors filed an action against the FDIC in the United States District Court for the District of Columbia (the “District Court Action”), challenging the FDIC’s disallowance of the Debtors claims, claiming ownership of the Disputed Assets, and seeking money damages from the FDIC. JPMorgan Chase was not named as a party to the District Court Action. On March 24, 2009, JPMorgan Chase commenced an adversary proceeding in the Bankruptcy Case against the Debtors and (for interpleader purposes only) the FDIC seeking a declaratory judgment and other relief determining JPMorgan Chase’s legal title to and beneficial interest in the Disputed Assets. The Debtors have until May 22, 2009 to answer, respond or otherwise move against JPMorgan Chase’s complaint. In addition, on March 30, 2009, JPMorgan Chase filed a motion to intervene in the District Court action to protect its interests in that proceeding. On April 30, 2009, the FDIC filed papers in support of JPMorgan Chase’s intervention and the Debtors opposed that motion.
On April 27, 2009, the Debtors commenced a separate adversary proceeding in the Bankruptcy Case against JPMorgan Chase, seeking turnover of the same $4 billion in purported deposit funds and recovery for alleged unjust enrichment for failure to turnover the funds. On April 29, the Official Creditors Committee of Unsecured Creditors of WMI moved to intervene in this adversary proceeding. JPMorgan Chase has until May 27, 2009 to answer, respond to or otherwise move against the Debtor’s complaint.
On May 1, 2009, the Debtors moved to take discovery from JPMorgan Chase purportedly related to a litigation filed in the 122nd State District Court of Galveston County, Texas (the “Texas Action”). JPMorgan Chase has until May 13, 2009 to oppose WMI’s request for discovery. Plaintiffs in the Texas Action are certain holders of WMI common stock and the debt of WMI and Washington Mutual Bank who have sued JPMorgan Chase for unspecified damages arising primarily from JPMorgan Chase’s acquisition of substantially all of the assets of Washington Mutual Bank from the FDIC at an allegedly too low price. The FDIC intervened in the Texas Action and had it removed to the United States District Court for the Southern District of Texas. On April 1, 2009, the FDIC moved to have the Texas Action dismissed or transferred to the United States District Court for the District of Columbia. On April 21, 2009, plaintiffs opposed the FDIC’s motion and moved to have the Texas Action remanded to state court.
Item 1A Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors, on pages 4-10 of JPMorgan Chase’s 2008 Annual Report on Form 10-K, and Forward-Looking Statements on page 156 of this Form 10-Q.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2009, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: (i) on January 7, 2009, 14,421 shares were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors; and (ii) on January 28, 2009, 15,979 shares were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
On April 17, 2007, the Board of Directors authorized the repurchase of up to $10.0 billion of the Firm’s common shares. The authorization commenced April 19, 2007, and replaced the Firm’s previous $8.0 billion repurchase program. During the first quarter of 2009, under the current $10.0 billion stock repurchase program, the Firm did not repurchase any shares. As of March 31, 2009, $6.2 billion of authorized repurchase capacity remained under the current stock repurchase program.
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
The purchase agreement concerning the issuance and sale of the Series K Preferred Stock to the U.S. Treasury contains limitations on the Firm’s ability to repurchase its capital stock. See the stock repurchase description on page 73 of JPMorgan Chase’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008.
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Such share repurchases are permitted under the Capital Purchase Program. Shares repurchased pursuant to these plans during the first quarter of 2009 were as follows:

For the three months ended	Total shares	Average price paid
March 31, 2009	repurchased	per share

January	2,737	$23.53
February	959,277	19.43
March	23,364	25.77

Total	985,378	$19.59

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

Date: May 7, 2009
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