Form 10-Q
period 2009-06-30
J P MORGAN CHASE & CO
filed 2009-08-10
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009	Commission file number 1-5805
JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017

(Address of principal executive offices)	(Zip Code)
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Number of shares of common stock outstanding as of July 31, 2009: 3,932,572,941

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratios)						Six months ended June 30,
As of or for the period ended,	2Q09	1Q09	4Q08	3Q08	2Q08	2009	2008

Selected income statement data
Noninterest revenue	$12,953	$11,658	$3,394	$5,743	$10,105	$24,611	$19,336
Net interest income	12,670	13,367	13,832	8,994	8,294	26,037	15,953

Total net revenue	25,623	25,025	17,226	14,737	18,399	50,648	35,289
Noninterest expense	13,520	13,373	11,255	11,137	12,177	26,893	21,108

Pre-provision profit	12,103	11,652	5,971	3,600	6,222	23,755	14,181
Provision for credit losses	8,031	8,596	7,755	3,811	3,455	16,627	7,879
Provision for credit losses — accounting conformity(a)	—	—	(442)	1,976	—	—	—

Income (loss) before income tax expense and extraordinary gain	4,072	3,056	(1,342)	(2,187)	2,767	7,128	6,302
Income tax expense (benefit)(b)	1,351	915	(719)	(2,133)	764	2,266	1,926

Income (loss) before extraordinary gain	2,721	2,141	(623)	(54)	2,003	4,862	4,376
Extraordinary gain(c)	—	—	1,325	581	—	—	—

Net income	$2,721	$2,141	$702	$527	$2,003	$4,862	$4,376

Per common share
Basic earnings(d)
Income (loss) before extraordinary gain	$0.28	$0.40	$(0.29)	$(0.08)	$0.54	$0.68	$1.21
Net income	0.28	0.40	0.06	0.09	0.54	0.68	1.21
Diluted earnings(d)(e)
Income (loss) before extraordinary gain	$0.28	$0.40	$(0.29)	$(0.08)	$0.53	$0.68	$1.20
Net income	0.28	0.40	0.06	0.09	0.53	0.68	1.20
Cash dividends declared per share	0.05	0.05	0.38	0.38	0.38	0.10	0.76
Book value per share	37.36	36.78	36.15	36.95	37.02
Common shares outstanding
Weighted-average: Basic	3,811.5	3,755.7	3,737.5	3,444.6	3,426.2	3,783.6	3,411.1
Diluted(d)	3,824.1	3,758.7	3,737.5 (k)	3,444.6 (k)	3,453.1	3,791.4	3,438.2
Common shares at period end(f)	3,924.1	3,757.7	3,732.8	3,726.9	3,435.7
Share price(g)
High	$38.94	$31.64	$50.63	$49.00	$49.95	$38.94	$49.95
Low	25.29	14.96	19.69	29.24	33.96	14.96	33.96
Close	34.11	26.58	31.53	46.70	34.31
Market capitalization	133,852	99,881	117,695	174,048	117,881

Financial ratios
Return on common equity (“ROE”)(h)
Income (loss) before extraordinary gain	3%	5%	(3)%	(1)%	6%	4%	7%
Net income	3	5	1	1	6	4	7
Return on assets (“ROA”)
Income (loss) before extraordinary gain	0.54	0.42	(0.11)	(0.01)	0.48	0.48	0.54
Net income	0.54	0.42	0.13	0.12	0.48	0.48	0.54
Overhead ratio	53	53	65	76	66	53	60
Tier 1 common capital ratio	7.7	7.3	7.0	6.8	7.1
Tier 1 capital ratio	9.7	11.4	10.9	8.9	9.2
Total capital ratio	13.3	15.2	14.8	12.6	13.4
Tier 1 leverage ratio	6.2	7.1	6.9	7.2	6.4

Selected balance sheet data (period-end)
Trading assets	$395,626	$429,700	$509,983	$520,257	$531,997
Securities	345,563	333,861	205,943	150,779	119,173
Loans	680,601	708,243	744,898	761,381	538,029
Total assets	2,026,642	2,079,188	2,175,052	2,251,469	1,775,670
Deposits	866,477	906,969	1,009,277	969,783	722,905
Long-term debt	254,226	243,569	252,094	238,034	260,192
Common stockholders’ equity	146,614	138,201	134,945	137,691	127,176
Total stockholders’ equity	154,766	170,194	166,884	145,843	133,176

Headcount	220,255	219,569	224,961	228,452	195,594

(unaudited)
(in millions, except ratios)						Six months ended June 30,
As of or for the period ended,	2Q09	1Q09	4Q08	3Q08	2Q08	2009	2008

Credit quality metrics
Allowance for credit losses	$29,818	$28,019	$23,823	$19,765	$13,932
Allowance for loan losses to ending loans(i)	5.01%	4.53%	3.62%	2.87%	2.57%
Nonperforming assets	$17,517	$14,654	$12,714	$9,520	$6,233
Net charge-offs	6,019	4,396	3,315	2,484	2,130	$10,415	$4,036
Net charge-off rate	3.52%	2.51%	1.80%	1.91%	1.67%	3.01%	1.60%
Wholesale net charge-off rate	1.19	0.32	0.33	0.10	0.08	0.75	0.13
Consumer net charge-off rate	4.69	3.61	2.59	3.13	2.77	4.15	2.60
Managed Card net charge-off rate(j)	10.03	7.72	5.56	5.00	4.98	8.85	4.68

(a)	The third and fourth quarters of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual Bank’s banking operations.

(b)	The income tax benefit in the third quarter of 2008 includes the realization of a benefit from the release of deferred tax liabilities associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely.

(c)	JPMorgan Chase acquired the banking operations of Washington Mutual Bank for $1.9 billion. The fair value of the net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with SFAS 141, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain.

(d)	Effective January 1, 2009, the Firm implemented FSP EITF 03-6-1. Accordingly, prior-period amounts have been revised as required. For further discussion of FSP EITF 03-6-1, see Note 21 on page 158 of this Form 10-Q.

(e)	The calculation of second quarter 2009 earnings per share includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of TARP preferred capital. For further discussion, see “Impact on diluted earnings per share of redemption of TARP preferred stock issued to the U.S. Treasury” on page 18 of this Form 10-Q.

(f)	On June 5, 2009, the Firm issued 163 million shares of its common stock at $35.25 per share; and on September 30, 2008, the Firm issued 284 million shares of its common stock at $40.50 per share.

(g)	JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange, the London Stock Exchange and the Tokyo Stock Exchange. The high, low and closing prices of JPMorgan Chase’s common stock are from the New York Stock Exchange Composite Transaction Tape.

(h)	The calculation of second quarter 2009 net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion resulting from repayment of TARP preferred capital. Excluding this reduction the adjusted ROE was 6% for the second quarter 2009. For further discussion of adjusted ROE, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on pages 15-18 of this Form 10-Q.

(i)	Excludes the impact of home lending purchased credit-impaired loans, loans from Washington Mutual Master Trust, loans held-for-sale and loans at fair value. For additional information, refer to Allowance for credit losses on pages 78-80 of this Form 10-Q.

(j)	Beginning in the fourth quarter of 2008, Managed Card net charge-offs reflect the impact of purchase accounting adjustments related to the acquisition of Washington Mutual Bank’s banking operations and the consolidation of the Washington Mutual Master Trust.

(k)	Common equivalent shares have been excluded from the computation of diluted earnings per share for the third and fourth quarters of 2008, as the effect on income (loss) before extraordinary gain would be antidilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of Terms on pages 169-173 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s actual results to differ materially from those set forth in such forward-looking statements. For a discussion of some of these risks and uncertainties, see Forward-looking Statements on pages 176-177 and Part II, Item 1A: Risk Factors on page 179 of this Form 10-Q, and JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission (“2008 Annual Report” or “2008 Form 10-K”), including Part I, Item 1A: Risk factors.
INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.0 trillion in assets, $154.8 billion in stockholders’ equity and operations in more than 60 countries as of June 30, 2009. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a U.S. national banking association with branches in 23 states; and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card-issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc., the Firm’s U.S. investment banking firm.
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
Investment Bank
J.P. Morgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The Investment Bank’s (“IB”) clients are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, prime brokerage and research. IB also selectively commits the Firm’s own capital to principal investing and trading activities.
Retail Financial Services
Retail Financial Services (“RFS”), which includes the Retail Banking and Consumer Lending reporting segments, serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,200 bank branches (third-largest nationally) and 14,100 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 21,400 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 16,100 auto dealerships and 4,800 schools and universities nationwide.
Card Services
Chase Card Services (“CS”) is one of the nation’s largest credit card issuers, with more than 151 million cards in circulation and more than $171 billion in managed loans. In the six months ended June 30, 2009, customers used Chase cards to meet more than $158 billion worth of their spending needs. Chase has a market leadership position in building loyalty and rewards programs with many of the world’s most respected brands and through its proprietary products, which include the Chase Freedom program.
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
OTHER BUSINESS EVENTS
FDIC Special Assessment
On May 22, 2009, the Federal Deposit Insurance Corporation (“FDIC”) announced a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The maximum amount of the special assessment for any institution is 10 basis points times such institution’s average U.S. deposits for the second quarter. The FDIC announced that the special assessment will be collected on September 30, 2009. As of June 30, 2009, the Firm had accrued $675 million for the special assessment, which is reported in the Corporate/Private Equity segment.
Issuance of common stock
On June 5, 2009, the Firm issued $5.8 billion, or 163 million shares, of common stock. The common stock was issued to satisfy a regulatory supervisory condition requiring the Firm to demonstrate it could access the equity capital markets in order to be eligible to redeem Series K preferred stock issued to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”). Proceeds from this issuance were used for general corporate purposes.
TARP Repayment / EPS Impact
On June 17, 2009, the Firm redeemed all of the outstanding shares of Series K preferred stock issued to the U.S. Treasury pursuant to TARP and repaid the full $25.0 billion principal amount. As a result of this redemption, the Firm incurred a one-time, noncash reduction of approximately $1.1 billion in the calculation of earnings per share (“EPS”) (i.e., a reduction in net income applicable to common stockholders), reflecting the accelerated amortization of issuance discount on the Series K preferred stock. The effect of this adjustment was to reduce reported diluted earnings per common share for the second quarter of 2009 by $0.27 per share. Following discussions with the U.S. Treasury regarding the warrant issued in connection with its purchase of the Series K preferred stock, on July 7, 2009, JPMorgan Chase notified the U.S. Treasury that it had revoked its warrant repurchase notice. JPMorgan Chase understands, based on the U.S. Treasury’s public statements, that the U.S. Treasury intends to pursue a public auction of the warrant. The U.S. Treasury has advised JPMorgan Chase that the Firm will be permitted to participate in any such auction.

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
Financial performance of JPMorgan Chase

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and ratios)	2009	2008	Change	2009	2008	Change

Selected income statement data
Total net revenue	$25,623	$18,399	39%	$50,648	$35,289	44%
Total noninterest expense	13,520	12,177	11	26,893	21,108	27
Pre-provision profit	12,103	6,222	95	23,755	14,181	68
Provision for credit losses	8,031	3,455	132	16,627	7,879	111
Net income	2,721	2,003	36	4,862	4,376	11

Diluted earnings per share(a)(b)	$0.28	$0.53	(47)	$0.68	$1.20	(43)
Return on common equity(c)	3%	6%		4%	7%

(a)	Effective January 1, 2009, the Firm implemented FSP EITF 03-6-1. Accordingly, prior-period amounts have been revised. For further discussion of FSP EITF 03-6-1, see Note 21 on page 158 of this Form 10-Q.

(b)	The calculation of second quarter 2009 earnings per share includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of TARP preferred capital. For further discussion, see “Impact on diluted earnings per share of redemption of TARP preferred stock issued to the U.S. Treasury” on page 18 of this Form 10-Q.

(c)	The calculation of second quarter 2009 net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion resulting from repayment of TARP preferred capital. Excluding this reduction, the adjusted ROE was 6% for the second quarter of 2009. For further discussion of adjusted ROE, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on pages 15-18 of this Form 10-Q.
Business overview
JPMorgan Chase reported second-quarter 2009 net income of $2.7 billion, or $0.28 per share, compared with net income of $2.0 billion, or $0.53 per share, in the second quarter of 2008. Current-quarter earnings per share reflected a one-time, noncash reduction in net income applicable to common stockholders of $1.1 billion, or $0.27 per share, resulting from repayment of TARP preferred capital. Return on common equity for the quarter was 3%, compared with 6% in the prior year.
The increase in earnings from the second quarter of 2008 was driven by record net revenue, predominantly offset by a higher provision for credit losses and increased noninterest expense. Both revenue and expense were higher due to the impact of the acquisition of the banking operations of Washington Mutual Bank (“Washington Mutual”) on September 25, 2008. In addition, record Fixed Income Markets revenue and investment banking fees in the Investment Bank contributed to revenue growth. Growth in noninterest expense predominantly reflected an accrual for the FDIC special assessment and higher ongoing FDIC insurance premiums. High levels of credit costs in Retail Financial Services and Card Services drove the increase in the provision for credit losses, as weak economic conditions and housing price declines continued to negatively affect these businesses.
Net income for the first six months of 2009 was $4.9 billion, or $0.68 per share, compared with $4.4 billion, or $1.20 per share, in the first half of 2008. Earnings per share for the first six months reflected the reduction in net income resulting from repayment of TARP preferred capital. The increase in earnings from the comparable 2008 six-month period was due to the same drivers as for the 2009 second quarter: the Washington Mutual acquisition and higher Fixed Income revenue and investment banking fees. The first half of 2009 also reflected higher net revenue from mortgage servicing rights (“MSR”) risk management results in Retail Financial Services, higher noninterest expense resulting from higher compensation expense in both the Investment Bank and Retail Financial Services, and higher FDIC insurance premiums and increased credit costs.
The global economy began to stabilize in the second quarter of 2009, with developing economies rebounding significantly and contraction in developed economies slowing. Credit conditions improved in the quarter, with most credit spreads falling from previous wide levels. The credit and asset-purchase programs implemented by the Board of Governors of the Federal Reserve System (“Federal Reserve”), which were modified and in some cases extended in the quarter, helped measurably. The Federal Reserve has announced it intends to have purchased up to $1,750 billion of Treasury, mortgage-backed and agency-debt securities by the spring of 2010; this and the results of the “stress tests” conducted as part of the Supervisory Capital Assessment Program (“SCAP”), which showed that most of the largest U.S. financial institutions had strong capital cushions, reinforced market confidence. Following release of the SCAP results, those banks that participated in the Capital Purchase Program (“CPP”) and met the requirements established by their primary federal banking supervisors for the repayment of funds provided by the TARP, were permitted to repay such funds; many, including JPMorgan Chase, did so. The narrowing of credit spreads enabled businesses to refinance outstanding debt and raise new capital, resulting in strong activity in capital markets that aided bank earnings, and recoveries in many stock markets bolstered consumer and business sentiment. Notwithstanding these favorable market developments, conditions remain fragile and are dependent on the approximately $2 trillion of credit provided by the Federal Reserve through its various market-supporting initiatives. In addition, economic activity was too slow to prevent deterioration in the labor markets: the U.S. unemployment rate rose to 9.5% in the second quarter, the highest level reached since the peak of the 1982 recession.
The improving sentiment amid a continued challenging economic environment was also reflected in JPMorgan Chase’s line-of-business results in the second quarter of 2009. Four of the Firm’s six main lines of business reported double-digit growth in net revenue, resulting in record firmwide net revenue. The Investment Bank reported record fees and Fixed Income Markets revenue and maintained its leadership positions across products; Commercial Banking continued to grow revenue and earnings; Asset Management maintained good global investment performance; Retail Financial Services reported favorable retail branch production metrics, and Treasury & Securities Services delivered another quarter of solid performance. Although each of the lines of business was negatively affected to some degree by the challenging environment, Card Services and Consumer Lending, a business segment in Retail Financial Services, were hit hardest, with continued high levels of credit costs contributing to a net loss in each business.
JPMorgan Chase maintained a strong balance sheet in the quarter. Even after the repayment in full of $25 billion of TARP preferred capital and the addition of $2 billion to credit reserves, the Firm ended the quarter with a Tier 1 capital ratio of 9.7% and a Tier 1 common capital ratio of 7.7%. The total allowance for credit losses at June 30, 2009, was $29.8 billion, and the firmwide loan loss coverage ratio was 5.0%. Management believes these strong capital and reserve levels, combined with the Firm’s significant earnings power, will allow the Firm to continue to reinvest in its businesses over the long term.
The Firm remains committed to helping bring stability to the communities in which it operates and to the financial system overall. During the quarter, JPMorgan Chase extended approximately $150 billion in new credit to consumer and corporate customers and approved 138,000 trial mortgage modifications, bringing total foreclosures prevented since 2007 to 565,000.
The discussion that follows highlights the current-quarter performance of each business segment, compared with the prior-year quarter, and discusses results on a managed basis unless otherwise noted. For more information about managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-18 of this Form 10-Q .
Investment Bank net income increased, reflecting higher net revenue and lower noninterest expense, partially offset by a higher provision for credit losses. Record investment banking fees were driven by record equity underwriting fees. Fixed Income Markets revenue was also a record, driven by strong results across all products, as well as the absence of markdowns related to leveraged lending funded and unfunded commitments and mortgage-related exposure. The provision for credit losses increased due to higher charge-offs as well as a higher allowance, reflecting continued deterioration in the credit environment.
Retail Financial Services net income declined, as a higher provision for credit losses and higher noninterest expense were partially offset by higher net revenue, reflecting the impact of the Washington Mutual transaction, wider loan and deposit spreads, and higher deposit balances. The provision for credit losses included a significant addition to the allowance for loan losses, as weak economic conditions and housing price declines drove higher estimated losses for the home equity and mortgage loan portfolios. The increase in noninterest expense reflected the impact of the Washington Mutual transaction, higher servicing expense and higher FDIC insurance premiums.
Card Services reported a net loss, compared with net income in the prior year. The decrease was driven by a higher provision for credit losses, partially offset by higher net revenue. The increase in managed net revenue was driven by the impact of the Washington Mutual transaction, wider loan spreads and higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture. These benefits were offset partially by the impact of the credit enhancement provided by the Firm for certain of its securitization trusts, lower securitization income, higher revenue reversals associated with higher charge-offs, and a decreased level of fees. The provision for credit losses reflected a higher level of charge-offs due to continued deterioration in the credit environment. Noninterest expense increased due to the dissolution of the Chase Paymentech Solutions joint venture and the impact of the Washington Mutual transaction.

Commercial Banking net income increased, driven by higher net revenue reflecting the impact of the Washington Mutual transaction, predominantly offset by a higher provision for credit losses and higher noninterest expense. Revenue increased due to wider loan spreads, record levels of lending- and deposit-related fees, a shift to higher-spread liability products and overall growth in liability balances. These benefits were offset predominantly by spread compression on liability products and lower loan balances. The increase in the provision for credit losses reflected continued deterioration in the credit environment. Noninterest expense rose due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums, partially offset by lower headcount-related expense.
Treasury & Securities Services net income decreased, driven by lower net revenue offset partially by lower noninterest expense. Worldwide Securities Services revenue declined, driven by the effect of market depreciation on assets under custody and lower securities lending balances, primarily as a result of declines in asset valuations and demand. Revenue in Treasury Services increased, reflecting growth across cash management products and higher trade revenue driven by wider spreads, partially offset by spread compression on deposit products. Noninterest expense decreased, reflecting lower headcount-related expense offset partially by higher FDIC insurance premiums.
Asset Management net income declined, due to lower net revenue and a higher provision for credit losses offset partially by lower noninterest expense. The decline in net revenue was due to the effect of lower market levels and lower placement fees; these effects were offset partially by higher valuations of seed capital investments, wider loan and deposit spreads and higher deposit balances. The increase in the provision for credit losses reflected continued deterioration in the credit environment. Noninterest expense decreased due to lower performance-based compensation and lower headcount-related expense, largely offset by the impact of the Bear Stearns merger and higher FDIC insurance premiums.
Corporate/Private Equity reported net income, compared with a net loss in the prior year, reflecting higher levels of trading and investment income in the investment securities portfolio and a gain from the sale of MasterCard shares, partially offset by an accrual for the FDIC special assessment.
Firmwide, the managed provision for credit losses was $9.7 billion, up by $5.4 billion. The total consumer-managed provision for credit losses was $8.5 billion, compared with $3.8 billion in the prior year, reflecting higher net charge-offs and an increase in the allowance for credit losses, largely related to home lending. Consumer-managed net charge-offs were $7.0 billion (6.18% net charge-off rate), compared with $2.9 billion in the prior year (3.08% net charge-off rate). The wholesale provision for credit losses was $1.2 billion, compared with $505 million in the prior year, reflecting an increase in the allowance for credit losses, largely in the Investment Bank. Wholesale net charge-offs were $679 million (1.19% net charge-off rate), compared with net charge-offs of $41 million in the prior year (0.08% net charge-off rate). The Firm’s nonperforming assets totaled $17.5 billion at June 30, 2009, up from the prior-year level of $6.2 billion. The allowance for credit losses increased by $1.8 billion during the quarter; this resulted in a loan loss coverage ratio at June 30, 2009 of 5.01%, compared with 4.53% at March 31, 2009. The above net charge-off rates and loan loss coverage ratio exclude purchased credit-impaired loans accounted for under SOP 03-3, loans held-for-sale and loans at fair value. Furthermore, the loan loss coverage ratio also excludes loans from the Washington Mutual Master Trust, which were consolidated on the Firm’s balance sheet at fair value during the second quarter of 2009.
Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s actual results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for the second half of 2009 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm and its lines of business. The Firm continues to monitor the global and U.S. economic environments. The outlook for capital markets remains uncertain and there continues to be a potential for further declines in U.S. housing prices and an increase in the unemployment rate. In addition, as a result of recent market conditions, the U.S. Congress and regulators have increased their focus on regulation of financial institutions; any legislation or regulations that may be adopted as a result could limit or restrict the Firm’s operations, or impose additional costs upon the Firm in order to comply with such new laws or rules.
Given the potential stress on the consumer from rising unemployment and continued downward pressure on housing prices, management is still cautious with respect to the credit outlook for the consumer loan portfolios. Possible continued deterioration in credit trends could require additions to the consumer allowance for credit losses. Based on management’s current economic outlook, quarterly net charge-offs could, over the next several quarters, reach $1.4 billion for the home equity portfolio, $600 million for the prime mortgage portfolio and $500 million for the subprime mortgage portfolio. The managed net charge-off rate for Card Services (excluding the Washington Mutual credit card portfolio) could approach 10% in the third quarter of 2009, and thereafter will remain highly dependent on unemployment levels; the managed net charge-off rate for the Washington Mutual credit card portfolio is expected to approach 24% by the end of 2009. These charge-off rates could increase if the economic environment deteriorates even further than management’s current expectations. Similarly, the wholesale provision for credit losses, nonperforming assets and charge-offs are likely to increase over the remainder of the year as a result of continued deterioration in the credit environment.
The Investment Bank is operating in an uncertain environment. Trading results could be volatile, particularly if there is further disruption in the credit or mortgage markets, or a significant decline in overall liquidity levels. In addition, if the Firm’s own credit spreads tighten, as was the case in the second quarter of 2009, the change in the fair value of certain trading liabilities would also negatively affect trading results. Finally, the Investment Bank’s results will be affected by the credit environment, as noted above.
Although management expects underlying growth in Retail Banking, results will be under pressure from the credit environment and ongoing lower consumer spending levels. In addition, there could be a decline in average retail deposits in the second half of the year due to anticipated downward repricing of certain legacy Washington Mutual deposits.
In Card Services, management expects, in addition to rising credit costs as noted above, continued pressure on both charge volumes and credit card receivables growth, reflecting continued lower levels of consumer spending.
Commercial Bank results could be negatively impacted by rising net charge-offs on real estate-related exposure, a decline in loan demand and reduced liability balances.
Earnings in Treasury & Securities Services and Asset Management will be affected by the impact of market levels on assets under management, supervision and custody. Additionally, earnings in Treasury & Securities Services could be affected by declines in liability balances.
Net interest income levels will be largely related to the size of the investment portfolio in Corporate, although the high level of trading gains in the second quarter of 2009 is not likely to be repeated. Private Equity results will depend on capital market activity and market levels, as well as the performance of the broader economy and investment-specific issues. Due to current economic conditions, there is the possibility of modest write-downs in Private Equity over the near term.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis. Factors that related primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 86-89 of this Form 10-Q and pages 107-111 of JPMorgan Chase’s 2008 Annual Report.
Total net revenue

	Three months ended June 30,			Six months ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change

Investment banking fees	$2,106	$1,612	31%	$3,492	$2,828	23%
Principal transactions	3,097	752	312	5,098	(51)	NM
Lending & deposit-related fees	1,766	1,105	60	3,454	2,144	61
Asset management, administration and commissions	3,124	3,628	(14)	6,021	7,224	(17)
Securities gains	347	647	(46)	545	680	(20)
Mortgage fees and related income	784	696	13	2,385	1,221	95
Credit card income	1,719	1,803	(5)	3,556	3,599	(1)
Other income	10	(138)	NM	60	1,691	(96)

Noninterest revenue	12,953	10,105	28	24,611	19,336	27
Net interest income	12,670	8,294	53	26,037	15,953	63

Total net revenue	$25,623	$18,399	39	$50,648	$35,289	44

Total net revenue for the second quarter of 2009 was $25.6 billion, up by $7.2 billion, or 39%, from the second quarter of 2008, partially reflecting the impact of the Washington Mutual transaction. Revenue growth was also driven by record trading revenue, higher net interest income and record investment banking fees. These benefits were offset partially by reduced fees and commissions resulting from lower market levels. Total net revenue for the first six months of 2009 was $50.6 billion, up $15.4 billion, or 44%, from the prior year, largely reflecting the same drivers noted for the second quarter, and higher mortgage fees and related income resulting from positive MSR risk management results. The growth in revenue for the six months was offset partially by the absence of proceeds from the sale of Visa shares in its initial public offering in the first quarter of 2008, and by reduced fees and commissions resulting from lower market levels.
Investment banking fees increased to a record $2.1 billion in the quarter, reflecting record equity underwriting fees, and higher debt underwriting fees and advisory fees. Investment banking fees for the first six months of 2009 also increased from the comparable prior-year period, reflecting the same drivers noted for the second quarter of 2009. For a further discussion of investment banking fees, which are primarily recorded in IB, see IB segment results on pages 20-23 of this Form 10-Q.
Principal transactions revenue, which consists of revenue from the Firm’s trading and private equity investing activities, rose from the second quarter and first six months of 2008. Trading revenue increased to a record level in the second quarter of 2009, driven by gains on trading positions in the Corporate/Private equity segment and strong results across all fixed-income products, as well as the absence of markdowns related to leveraged lending funded and unfunded commitments and mortgage-related exposures. The quarter also included modest gains on these exposures, compared with losses in the second quarter of 2008 on leveraged lending funded and unfunded commitments of $696 million and losses on mortgage-related exposures of $405 million. These benefits were offset partially by an aggregate loss of $1.9 billion in the second quarter of 2009 from the tightening of the Firm’s credit spreads on certain structured liabilities and derivatives, compared with a benefit of $414 million in the second quarter of 2008. In the first six months of 2009, trading revenue rose due to strong results across all fixed income products and lower markdowns related to leveraged lending funded and unfunded commitments and mortgage-related exposures. The increase was offset by a loss of $840 million from the tightening of the Firm’s credit spreads on certain structured liabilities and derivatives, compared with a benefit of $1.8 billion in the first half of 2008. Private equity revenue declined in the second quarter and first six months of 2009, driven by investment losses compared with gains in the same periods of 2008. For a further discussion of principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 20-23 and 46-48 respectively, and Note 3 on pages 99-114 of this Form 10-Q.

Lending- and deposit-related fees rose from the second quarter and first six months of 2008, predominantly reflecting the impact of the Washington Mutual transaction and organic growth in both lending- and deposit-related fees in RFS and CB, as well as in IB. For a further discussion of lending- and deposit-related fees, which are mostly recorded in RFS, CB and TSS, see the RFS segment results on pages 24-31, the CB segment results on pages 36-38, and the TSS segment results on pages 39-42 of this Form 10-Q.
The decline in asset management, administration and commissions revenue compared with the second quarter and first six months of 2008 reflected lower asset management fees in AM, resulting from lower market levels; lower administration fees in TSS, driven by the effect of market depreciation on assets under custody and lower securities lending balances; and lower brokerage commissions revenue in IB, predominantly related to lower transaction volume. For additional information on these fees and commissions, see the segment discussions for IB on pages 20-23, RFS on pages 24-31, TSS on pages 39-42, and AM on pages 42-46 of this Form 10-Q.
The decrease in securities gains compared with the corresponding 2008 periods was due to lower gains from the sale of MasterCard shares, which totaled $241 million in the second quarter of 2009, compared with $668 million in the prior-year quarter. This was offset partially by higher gains from the repositioning of the Corporate investment securities portfolio as a result of lower interest rates, and in connection with managing the Firm’s structural interest rate risk. For a further discussion of securities gains, which are mostly recorded in the Firm’s Corporate business, see the Corporate/Private Equity segment discussion on pages 46-48 of this Form 10-Q.
Mortgage fees and related income increased from the second quarter and first six months of 2008 as higher net mortgage servicing revenue was offset partially by lower production revenue. Mortgage production revenue declined as an increase in reserves for the repurchase of previously-sold loans and markdowns on the mortgage warehouse were largely offset by wider margins on new originations. The increase in net mortgage servicing revenue was driven by growth in third-party loans serviced, and, for the first six months of 2008, positive MSR risk management results. For a discussion of mortgage fees and related income, which is recorded primarily in RFS’ Consumer Lending business, see the Consumer Lending discussion on pages 27-31 of this Form 10-Q.
Credit card income decreased compared with the second quarter and first six months of 2008, driven by lower servicing fees earned in connection with CS securitization activities due to higher credit losses, offset partially by wider loan margins on securitized credit card loans. The decrease in credit card income was offset by higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture, and higher interchange income. For a further discussion of credit card income, see the CS segment results on pages 32-35 of this Form 10-Q.
Other income increased in the second quarter of 2009 due to a $423 million loss incurred in the second quarter of 2008, reflecting the Firm’s 49.4% ownership in Bear Stearns’ losses from April 8 to May 30, 2008, offset partially by lower securitization results at CS. For the first six months of 2009, other income decreased due predominantly to the absence of $1.5 billion in proceeds from the sale of Visa shares in its initial public offering in the first quarter of 2008, lower securitization results at CS, and the dissolution of the Chase Paymentech Solutions joint venture. These items were offset partially by the absence of the aforementioned $423 million loss and lower markdowns on certain investments.
Net interest income rose from the second quarter and first six months of 2008, due predominantly to the following: the impact of the Washington Mutual transaction, higher investment-related net interest income in Corporate/Private Equity, wider spreads on consumer loans and higher trading-related net interest income in IB. The increase in net interest income was offset partially by narrower spreads on liability and deposit balances in the wholesale businesses. The Firm’s total average interest-earning assets for the second quarter of 2009 were $1.7 trillion, up 32% from the second quarter of 2008, driven by an increase in available-for-sale (“AFS”) securities and loans from the Washington Mutual transaction, and organic growth. The Firm’s total average interest-bearing liabilities for the second quarter of 2009 were $1.5 trillion, up 22% from the second quarter of 2008, driven by higher federal funds purchased and securities loaned or sold under repurchase agreements, as well as the impact of the Washington Mutual transaction and Bear Stearns merger. The net interest yield on the Firm’s interest-earning assets, on a fully taxable-equivalent basis, was 3.07%, an increase of 36 basis points from the second quarter of 2008, driven predominantly by an increase in higher-yielding assets associated with the Washington Mutual transaction and trading-related net interest income in IB. The Firm’s total average interest-earning assets for the first six months of 2009 were $1.7 trillion, up 35% from the first six months of 2008, and total average interest-bearing liabilities for the first six months of 2009 were $1.5 trillion, up 26% from the first half of 2008. The net interest yield on the Firm’s interest-earning assets, on a fully taxable-equivalent basis, was 3.18%, an increase of 53 basis points from the first six months of 2008. The drivers of the year-to-date increases were similar to the drivers of the quarterly increases.

Provision for credit losses	Three months ended June 30,			Six months ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change

Wholesale	$1,244	$505	146%	$2,774	$1,252	122%
Consumer	6,787	2,950	130	13,853	6,627	109

Total provision for credit losses	$8,031	$3,455	132	$16,627	$7,879	111

Provision for credit losses
The provision for credit losses in the second quarter and first six months of 2009 rose compared with the equivalent periods of 2008 due to increases in both the consumer and wholesale provisions. The consumer provision reflected additions to the allowance for loan losses for the home equity, mortgage and credit card portfolios, as weak economic conditions and housing price declines continued to drive higher estimated losses for these portfolios. The increase in the wholesale provision was driven by a higher allowance for loan losses, reflecting continued deterioration in the credit environment. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 24-31, CS on pages 32-35, IB on pages 20-23 and CB on pages 36-38, and the Credit Risk Management section on pages 62-80 of this Form 10-Q.

Noninterest expense

The following table presents the components of noninterest expense.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change

Compensation expense	$6,917	$6,913	—%	$14,505	$11,864	22%
Noncompensation expense:
Occupancy expense	914	669	37	1,799	1,317	37
Technology, communications and equipment expense	1,156	1,028	12	2,302	1,996	15
Professional & outside services	1,518	1,450	5	3,033	2,783	9
Marketing	417	413	1	801	959	(16)
Other expense(a)	2,190	1,233	78	3,565	1,402	154
Amortization of intangibles	265	316	(16)	540	632	(15)

Total noncompensation expense	6,460	5,109	26	12,040	9,089	32
Merger costs	143	155	(8)	348	155	125

Total noninterest expense	$13,520	$12,177	11	$26,893	$21,108	27

(a)	Includes $675 million accrued for an FDIC special assessment.
Total noninterest expense for the second quarter of 2009 was $13.5 billion, up $1.3 billion, or 11%, from the second quarter of 2008. The increase was driven by the impact of the Washington Mutual transaction, the accrual of $0.7 billion for the FDIC special assessment, higher FDIC insurance premiums and increased mortgage-related servicing expense. For the first six months of 2009, total noninterest expense was $26.9 billion, up $5.8 billion, or 27% from the prior year due primarily to the aforementioned items, and higher performance-based compensation expense.
Compensation expense in the second quarter of 2009 was relatively flat compared with the second quarter of 2008 as the impact of the Washington Mutual transaction was offset by lower performance-based compensation expense in the Investment Bank. Compensation expense increased for the first six months of 2009 due to higher performance-based compensation expense in the Investment Bank, in addition to the impact of the Washington Mutual transaction.
Noncompensation expense increased from the second quarter of 2008 due predominantly to the accrual of $0.7 billion for the FDIC special assessment and higher FDIC insurance premiums, as well as the impact of the Washington Mutual transaction. Also contributing to the increase was higher mortgage servicing-related expense due to increased delinquencies and defaults, which included an increase in foreclosed property expense of $0.3 billion partially offset by lower litigation-related expense and the impact of the dissolution of the Chase Paymentech Solutions joint venture. Noncompensation expense increased from the first six months of 2008 primarily due to the drivers discussed for the quarter, along with an increase in other expense reflecting a lower level of benefits from litigation-related items in the current year compared with the prior year. This was partially offset by lower credit card marketing expense.
For information on merger costs, refer to Note 10 on page 128 of this Form 10-Q.

Income tax expense
The following table presents the Firm’s income before income tax expense, income tax expense and effective tax rate.

	Three months ended June 30,		Six months ended June 30,
(in millions, except rate)	2009	2008	2009	2008

Income before income tax expense	$4,072	$2,767	$7,128	$6,302
Income tax expense	1,351	764	2,266	1,926
Effective tax rate	33.2%	27.6%	31.8%	30.6%

The increase in the effective tax rate compared with the second quarter and first six months of 2008 was primarily the result of higher reported pretax income and changes in the proportion of income subject to federal, state and local taxes, partially offset by increased business tax credits. In addition, the second quarter of 2008 reflected a benefit from the release of deferred tax liabilities associated with earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely, offset by losses representing the Firm’s 49.4% ownership in Bear Stearns’ losses from April 8 to May 30, 2008, for which no income tax benefit was recorded. For a further discussion of income taxes, see Critical Accounting Estimates used by the Firm on pages 86-89 of this Form 10-Q.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 92-95 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with SFAS 140 remain on the Consolidated Balance Sheets, and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based on managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis results for CS, see CS segment results on pages 32-35 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 15 on pages 139-147 of this Form 10-Q.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30, 2009
	Reported	Credit	Fully tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$2,106	$—	$—	$2,106
Principal transactions	3,097	—	—	3,097
Lending & deposit—related fees	1,766	—	—	1,766
Asset management, administration and commissions	3,124	—	—	3,124
Securities gains	347	—	—	347
Mortgage fees and related income	784	—	—	784
Credit card income	1,719	(294)	—	1,425
Other income	10	—	335	345

Noninterest revenue	12,953	(294)	335	12,994
Net interest income	12,670	1,958	87	14,715

Total net revenue	25,623	1,664	422	27,709
Noninterest expense	13,520	—	—	13,520

Pre-provision profit	12,103	1,664	422	14,189
Provision for credit losses	8,031	1,664	—	9,695

Income before income tax expense	4,072	—	422	4,494
Income tax expense	1,351	—	422	1,773

Net income	$2,721	$—	$—	$2,721

Diluted earnings per share(a)(b)	$0.28	$—	$—	$0.28
Return on assets	0.54%	NM	NM	0.51%
Overhead ratio	53	NM	NM	49

	Three months ended June 30, 2008
	Reported	Credit	Fully tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$1,612	$—	$—	$1,612
Principal transactions	752	—	—	752
Lending & deposit—related fees	1,105	—	—	1,105
Asset management, administration and commissions	3,628	—	—	3,628
Securities gains	647	—	—	647
Mortgage fees and related income	696	—	—	696
Credit card income	1,803	(843)	—	960
Other income	(138)	—	247	109

Noninterest revenue	10,105	(843)	247	9,509
Net interest income	8,294	1,673	202	10,169

Total net revenue	18,399	830	449	19,678
Noninterest expense	12,177	—	—	12,177

Pre-provision profit	6,222	830	449	7,501
Provision for credit losses	3,455	830	—	4,285

Income before income tax expense	2,767	—	449	3,216
Income tax expense	764	—	449	1,213

Net income	$2,003	$—	$—	$2,003

Diluted earnings per share(a)	$0.53	$—	$—	$0.53
Return on assets	0.48%	NM	NM	0.46%
Overhead ratio	66	NM	NM	62

	Six months ended June 30, 2009
	Reported	Credit	Fully tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$3,492	$—	$—	$3,492
Principal transactions	5,098	—	—	5,098
Lending & deposit—related fees	3,454	—	—	3,454
Asset management, administration and commissions	6,021	—	—	6,021
Securities gains	545	—	—	545
Mortgage fees and related income	2,385	—	—	2,385
Credit card income	3,556	(834)	—	2,722
Other income	60	—	672	732

Noninterest revenue	24,611	(834)	672	24,449
Net interest income	26,037	3,962	183	30,182

Total net revenue	50,648	3,128	855	54,631
Noninterest expense	26,893	—	—	26,893

Pre-provision profit	23,755	3,128	855	27,738
Provision for credit losses	16,627	3,128	—	19,755

Income before income tax expense	7,128	—	855	7,983
Income tax expense	2,266	—	855	3,121

Net income	$4,862	$—	$—	$4,862

Diluted earnings per share(a)(b)	$0.68	$—	$—	$0.68
Return on assets	0.48%	NM	NM	0.46%
Overhead ratio	53	NM	NM	49

	Six months ended June 30, 2008
	Reported	Credit	Fully tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(c)	adjustments	basis

Revenue
Investment banking fees	$2,828	$—	$—	$2,828
Principal transactions	(51)	—	—	(51)
Lending & deposit—related fees	2,144	—	—	2,144
Asset management, administration and commissions	7,224	—	—	7,224
Securities gains	680	—	—	680
Mortgage fees and related income	1,221	—	—	1,221
Credit card income	3,599	(1,780)	—	1,819
Other income	1,691	—	450	2,141

Noninterest revenue	19,336	(1,780)	450	18,006
Net interest income	15,953	3,291	326	19,570

Total net revenue	35,289	1,511	776	37,576
Noninterest expense	21,108	—	—	21,108

Pre-provision profit	14,181	1,511	776	16,468
Provision for credit losses	7,879	1,511	—	9,390

Income before income tax expense	6,302	—	776	7,078
Income tax expense	1,926	—	776	2,702

Net income	$4,376	$—	$—	$4,376

Diluted earnings per share(a)	$1.20	$—	$—	$1.20
Return on assets	0.54%	NM	NM	0.52%
Overhead ratio	60	NM	NM	56

Three months ended June 30,	2009			2008
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans — Period-end	$680,601	$85,790	$766,391	$538,029	$79,120	$617,149
Total assets — average	2,038,372	81,588	2,119,960	1,668,699	74,580	1,743,279

Six months ended June 30,	2009			2008
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans — Period-end	$680,601	$85,790	$766,391	$538,029	$79,120	$617,149
Total assets — average	2,052,666	82,182	2,134,848	1,619,248	73,084	1,692,332

(a)	Effective January 1, 2009, the Firm implemented FSP EITF 03-6-1. Accordingly, prior-period amounts have been revised. For further discussion of FSP EITF 03-6-1, see Note 21 on page 158 of this Form 10-Q.

(b)	The calculation of second quarter 2009 earnings per share includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of TARP preferred capital (see the table below).

(c)	Credit card securitizations affect CS. See pages 32-35 of this Form 10-Q for further information.

Impact on ROE of redemption of TARP preferred stock issued to the U.S. Treasury
The calculation of second quarter 2009 net income applicable to common equity includes a one-time, non-cash reduction of $1.1 billion resulting from the repayment of TARP preferred capital. Excluding this reduction ROE would have been 6% for the second quarter of 2009 as disclosed in the table below. The Firm views the adjusted ROE, a non-GAAP financial measure, as meaningful because it increases the comparability to prior periods.

	Three months ended June 30, 2009
		Excluding the TARP
(in millions, except ratios)	As reported	redemption

Return on equity

Net income	$2,721	$2,721
Less: Preferred stock dividends	473	473
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	—

Net income applicable to common equity	$1,136	$2,248

Average common stockholders’ equity	$140,865	$140,865

ROE	3%	6%

Impact on diluted earnings per share of redemption of TARP preferred stock issued to the U.S. Treasury
Net income applicable to common equity for the second quarter of 2009 includes a one-time, noncash reduction of approximately $1.1 billion resulting from the repayment of TARP preferred capital. The following table presents the calculations of the effect on net income applicable to common stockholders and the $0.27 reduction to diluted earnings per share which resulted from this repayment.

	Three months ended June 30, 2009
		Effect of TARP
(in millions, except per share)	As reported	redemption

Diluted earnings per share

Net income	$2,721	$—
Less: Preferred stock dividends	473	—
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	1,112

Net income applicable to common equity	$1,136	$(1,112)
Less: Dividends and undistributed earnings allocated to participating securities	64	(64)

Net income applicable to common stockholders	$1,072	$(1,048)

Total weighted average diluted shares outstanding	3,824.1	3,824.1

Net income per share	$0.28	$(0.27)

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
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. For a further discussion of those methodologies, see Business Segment Results — Description of business segment reporting methodology on pages 40-41 of JPMorgan Chase’s 2008 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.

Segment Results — Managed Basis(a)(b)
The following table summarizes the business segment results for the periods indicated.

Three months ended										Return
June 30,	Total net revenue			Noninterest expense			Net income (loss)			on equity
(in millions, except ratios)	2009	2008	Change	2009	2008	Change	2009	2008	Change	2009	2008

Investment Bank(c)	$7,301	$5,500	33%	$4,067	$4,734	(14)%	$1,471	$394	273%	18%	7%
Retail Financial Services	7,970	5,110	56	4,079	2,680	52	15	503	(97)	—	12
Card Services	4,868	3,775	29	1,333	1,185	12	(672)	250	NM	(18)	7
Commercial Banking	1,453	1,106	31	535	476	12	368	355	4	18	20
Treasury & Securities Services	1,900	2,019	(6)	1,288	1,317	(2)	379	425	(11)	30	49
Asset Management	1,982	2,064	(4)	1,354	1,400	(3)	352	395	(11)	20	31
Corporate/Private Equity(c)	2,235	104	NM	864	385	124	808	(319)	NM	NM	NM

Total	$27,709	$19,678	41%	$13,520	$12,177	11%	$2,721	$2,003	36%	3%	6%

Six months ended										Return
June 30,	Total net revenue			Noninterest expense			Net income (loss)			on equity
(in millions, except ratios)	2009	2008	Change	2009	2008	Change	2009	2008	Change	2009	2008

Investment Bank(c)	$15,672	$8,541	83%	$8,841	$7,287	21%	$3,077	$307	NM	19%	3%
Retail Financial Services	16,805	9,873	70	8,250	5,252	57	489	192	155%	4	2
Card Services	9,997	7,679	30	2,679	2,457	9	(1,219)	859	NM	(16)	12
Commercial Banking	2,855	2,173	31	1,088	961	13	706	647	9	18	19
Treasury & Securities Services	3,721	3,932	(5)	2,607	2,545	2	687	828	(17)	28	48
Asset Management	3,685	3,965	(7)	2,652	2,723	(3)	576	751	(23)	17	30
Corporate/Private Equity(c)	1,896	1,413	34	776	(117)	NM	546	792	(31)	NM	NM

Total	$54,631	$37,576	45%	$26,893	$21,108	27%	$4,862	$4,376	11%	4%	7%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.

(b)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase, and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-127 of JPMorgan Chase’s 2008 Annual Report and Note 2 on pages 96-99 of this Form 10-Q.

(c)	In the second quarter of 2009, IB began reporting credit reimbursement from TSS as a component of total net revenue, whereas TSS continues to report its credit reimbursement to IB as a separate line item on its income statement (not part of total net revenue). Corporate/Private Equity includes an adjustment to offset IB’s inclusion of the credit reimbursement in total net revenue. Prior periods have been revised for IB and Corporate/Private Equity to reflect this presentation.

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 42-44 of JPMorgan Chase’s 2008 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Revenue
Investment banking fees	$2,239	$1,735	29%	$3,619	$2,941	23%
Principal transactions	1,841	838	120	5,356	40	NM
Lending & deposit—related fees	167	105	59	305	207	47
Asset management, administration and commissions	717	709	1	1,409	1,453	(3)
All other income(a)	(108)	(196)	45	(164)	(232)	29

Noninterest revenue	4,856	3,191	52	10,525	4,409	139
Net interest income(b)	2,445	2,309	6	5,147	4,132	25

Total net revenue(c)	7,301	5,500	33	15,672	8,541	83

Provision for credit losses	871	398	119	2,081	1,016	105

Noninterest expense
Compensation expense	2,677	3,132	(15)	6,007	4,373	37
Noncompensation expense	1,390	1,602	(13)	2,834	2,914	(3)

Total noninterest expense	4,067	4,734	(14)	8,841	7,287	21

Income (loss) before income tax expense (benefit)	2,363	368	NM	4,750	238	NM
Income tax expense (benefit)	892	(26)	NM	1,673	(69)	NM

Net income (loss)	$1,471	$394	273	$3,077	$307	NM

Financial ratios
ROE	18%	7%		19%	3%
ROA	0.83	0.19		0.86	0.08
Overhead ratio	56	86		56	85
Compensation expense as a % of total net revenue	37	57		38	51

Revenue by business
Investment banking fees:
Advisory	$393	$370	6	$872	$853	2
Equity underwriting	1,103	542	104	1,411	901	57
Debt underwriting	743	823	(10)	1,336	1,187	13

Total investment banking fees	2,239	1,735	29	3,619	2,941	23
Fixed income markets	4,929	2,347	110	9,818	2,813	249
Equity markets	708	1,079	(34)	2,481	2,055	21
Credit portfolio	(575)	339	NM	(246)	732	NM

Total net revenue	$7,301	$5,500	33	$15,672	$8,541	83

Revenue by region
Americas	$4,177	$3,185	31	$8,977	$3,741	140
Europe/Middle East/Africa	2,235	1,519	47	4,830	3,167	53
Asia/Pacific	889	796	12	1,865	1,633	14

Total net revenue	$7,301	$5,500	33	$15,672	$8,541	83

(a)	TSS was charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS. IB recognizes this credit reimbursement in its credit portfolio business in All other income. Prior periods have been revised to conform with the current presentation.

(b)	The increase in net interest income is due primarily to higher spreads across several fixed income trading businesses as well as the addition of the Bear Stearns Prime Services business.

(c)	Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments, as well as tax-exempt income from municipal bond investments of $334 million and $404 million for the quarters ended June 30, 2009 and 2008, respectively, and $699 million and $693 million for year-to-date 2009 and 2008, respectively.

Quarterly results
Net income was $1.5 billion, an increase of $1.1 billion from the prior year. The results reflected higher net revenue and lower noninterest expense, partially offset by a higher provision for credit losses.
Net revenue was $7.3 billion, an increase of $1.8 billion from the prior year. Investment banking fees were up 29% to a record $2.2 billion and comprised the following: advisory fees, up 6% to $393 million; equity underwriting fees, up by $561 million to a record $1.1 billion; and debt underwriting fees, down 10% to $743 million. Fixed Income Markets revenue was a record $4.9 billion, up by $2.6 billion from the prior year, driven by strong results across all products, as well as the absence of net markdowns related to leveraged lending funded and unfunded commitments and mortgage-related exposures. The current period had modest gains on those exposures, compared with losses totaling $1.1 billion in the prior year. Fixed Income Markets revenue was offset partially by losses of $773 million from the tightening of the Firm’s credit spread on certain structured liabilities. Equity Markets revenue was $708 million, down by $371 million, or 34%, reflecting weak trading results and losses of $326 million from the tightening of the Firm’s credit spread on certain structured liabilities, offset by strong client revenue, particularly in prime services. Credit Portfolio revenue was a loss of $575 million, down by $914 million, reflecting mark-to-market losses on hedges of retained loans, partially offset by the net impact of credit spreads on derivative assets and liabilities and net interest income on loans.
The provision for credit losses was $871 million, compared with $398 million in the prior year, due to higher charge-offs, as well as a higher allowance reflecting continued deterioration in the credit environment. Net charge-offs were $433 million, while the increase to the allowance for loan losses was $438 million. The resulting allowance for loan losses to end-of-period loans retained was 7.91%, compared with 3.44% in the prior year. Nonperforming loans were $3.5 billion, up by $3.2 billion from the prior year and $1.7 billion from the prior quarter.
Noninterest expense was $4.1 billion, compared with $4.7 billion in the prior year.
Return on equity was 18% on $33.0 billion of average allocated capital, compared with 7% on $23.3 billion of average allocated capital in the prior year.
Year-to-date results
Net income was a record $3.1 billion, an increase of $2.8 billion from the prior year. The results reflected higher net revenue, partially offset by a higher noninterest expense and a higher provision for credit losses.
Net revenue was a record $15.7 billion, an increase of $7.1 billion from the prior year. Investment banking fees were up 23% to $3.6 billion and comprised the following: advisory fees, up 2% to $872 million; equity underwriting fees, up 57% to a record $1.4 billion; and debt underwriting fees, up 13% to $1.3 billion. Fixed Income Markets revenue was a record $9.8 billion, up by $7.0 billion from the prior year, driven by strong results across all products, as well as lower net markdowns related to leveraged lending funded and unfunded commitments and mortgage-related exposures. Fixed Income Markets revenue was offset partially by losses of $351 million from the tightening of the Firm’s credit spread on certain structured liabilities. Equity Markets revenue was $2.5 billion, up by $426 million, or 21%, reflecting strong trading results and client revenue, particularly in prime services, partially offset by losses of $110 million from the tightening of the Firm’s credit spread on certain structured liabilities. Credit Portfolio revenue was a loss of $246 million, down by $978 million, reflecting mark-to-market losses on hedges of retained loans, partially offset by the net impact of credit spreads on derivative assets and liabilities and net interest income on loans.
The provision for credit losses was $2.1 billion, compared with $1.0 billion in the prior year, due primarily to a higher allowance reflecting continued deterioration in the credit environment. Net charge-offs were $469 million, compared with net charge-offs of $5 million in the prior year while the increase to the allowance for loan losses was $1.6 billion, compared with $1.0 billion in the prior year.
Noninterest expense was $8.8 billion, compared with $7.3 billion in the prior year driven by higher performance-based compensation expense.
Return on Equity was 19% on $33.0 billion of average allocated capital, compared with 3% on $22.7 billion of average allocated capital in the prior year.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2009	2008	Change	2009	2008	Change

Selected balance sheet data (period-end)
Loans:
Loans retained(a)	$64,500	$70,690	(9)%	$64,500	$70,690	(9)%
Loans held-for-sale and loans at fair value	6,814	19,699	(65)	6,814	19,699	(65)

Total loans	71,314	90,389	(21)	71,314	90,389	(21)
Equity	33,000	26,000	27	33,000	26,000	27

Selected balance sheet data (average)
Total assets	$710,825	$814,860	(13)	$721,934	$785,344	(8)
Trading assets-debt and equity instruments	265,336	367,184	(28)	269,146	368,320	(27)
Trading assets-derivative receivables	100,536	99,395	1	112,711	94,814	19
Loans:
Loans retained(a)	68,224	76,239	(11)	69,128	75,173	(8)
Loans held-for-sale and loans at fair value	8,934	20,440	(56)	10,658	20,026	(47)

Total loans	77,158	96,679	(20)	79,786	95,199	(16)
Adjusted assets(b)	531,632	676,777	(21)	560,239	669,598	(16)
Equity	33,000	23,319	42	33,000	22,659	46

Headcount	25,783	37,057	(30)	25,783	37,057	(30)

Credit data and quality statistics
Net charge-offs (recoveries)	$433	$(8)	NM	$469	$5	NM
Nonperforming assets:
Loans(c)	3,519	313	NM	3,519	313	NM
Derivative receivables	704	76	NM	704	76	NM
Assets acquired in loan satisfactions	311	101	208	311	101	208

Total nonperforming assets	4,534	490	NM	4,534	490	NM
Allowance for credit losses:
Allowance for loan losses	5,101	2,429	110	5,101	2,429	110
Allowance for lending-related commitments	351	469	(25)	351	469	(25)

Total allowance for credit losses	5,452	2,898	88	5,452	2,898	88

Net charge-off (recovery) rate(a)(d)	2.55%	(0.04)%		1.37%	0.01%
Allowance for loan losses to period-end loans(a)(d)	7.91	3.44		7.91	3.44
Allowance for loan losses to average loans(a)(d)	7.48	3.19 (i)		7.38	3.23 (i)
Allowance for loan losses to nonperforming loans(c)	150	843		150	843
Nonperforming loans to period-end loans	4.93	0.35		4.93	0.35
Nonperforming loans to average loans	4.56	0.32		4.41	0.33
Market risk-average trading and credit portfolio VaR - 99% confidence level(e)
Trading activities:
Fixed income	$249	$155	61%	$234	$137	71%
Foreign exchange	26	26	—	33	30	10
Equities	77	30	157	119	31	284
Commodities and other	34	31	10	31	29	7
Diversification(f)	(136)	(92)	(48)	(148)	(91)	(63)

Total trading VaR(g)	250	150	67	269	136	98
Credit portfolio VaR(h)	133	35	280	157	33	376
Diversification(f)	(116)	(36)	(222)	(125)	(34)	(268)

Total trading and credit portfolio VaR	$267	$149	79	$301	$135	123

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans held-for-sale and loans accounted for at fair value.

(b)	Adjusted assets, a non-GAAP financial measure, equals total assets minus: (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities (“VIEs”) consolidated under FIN 46R; (3) cash and securities segregated and on deposit for regulatory and other purposes; (4) goodwill and intangibles; (5) securities received as collateral; and (6) investments purchased under the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility. The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

(c)	Nonperforming loans included loans held-for-sale and loans at fair value of $112 million and $25 million at June 30, 2009 and 2008, respectively, which were excluded from the allowance coverage ratios. Nonperforming loans excluded distressed loans held-for-sale that were purchased as part of IB’s proprietary activities. Allowance for loan losses of $1.6 billion and $71 million was held against these nonperforming loans at June 30, 2009 and 2008, respectively.

(d)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off (recovery) rate.

(e)	Results for second quarter of 2008 include one month of the combined Firm’s results and two months of heritage JPMorgan Chase & Co. results. For a more complete description of value-at-risk, see pages 80-86 of this Form 10-Q.

(f)	Average VaRs were less than the sum of the VaRs of their market risk components, which was due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is usually less than the sum of the risks of the positions themselves.

(g)	Trading VaR includes predominantly all trading activities in IB. Trading VaR does not include VaR related to held-for-sale funded loans and unfunded commitments, nor the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 85 of this Form 10-Q for further details. Trading VaR also does not include the MSR portfolio or VaR related to other corporate functions, such as Corporate/Private Equity. Beginning in the fourth quarter of 2008, trading VaR includes the estimated credit spread sensitivity of certain mortgage products.

(h)	Included VaR on derivative credit valuation adjustments (“CVA”), hedges of the CVA and mark-to-market hedges of the retained loan portfolio, which were all reported in principal transactions revenue. This VaR does not include the retained loan portfolio.

(i)	Excluding the impact of a loan originated in March 2008 to Bear Stearns, the adjusted ratio would be 3.46% and 3.40% for the quarter ended June 30, 2008, and the six months ended June 30, 2008, respectively. The average balance of the loan extended to Bear Stearns was $6.0 billion for the quarter ended June 30, 2008, and $3.8 billion for year-to-date 2008.
According to Thomson Reuters, for the first six months of 2009, the Firm was ranked #1 in Global Debt, Equity and Equity-Related; #1 in Global Equity and Equity-Related; #1 in Global Syndicated Loans; #1 in Global Long-Term Debt and #3 in Global Announced M&A based on volume.
According to Dealogic, the Firm was ranked #1 in Investment Banking fees generated for the first six months of 2009, based upon revenue.

	Six months ended June 30, 2009		Full Year 2008
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	11%	#1	10%	#1
Global syndicated loans	10	#1	12	#1
Global long-term debt(b)	9	#1	9	#3
Global equity and equity-related(c)	16	#1	10	#1
Global announced M&A(d)	32	#3	27	#2
U.S. debt, equity and equity-related	15	#1	15	#2
U.S. syndicated loans	25	#1	25	#1
U.S. long-term debt(b)	15	#1	15	#2
U.S. equity and equity-related(c)	17	#1	11	#1
U.S. announced M&A(d)	48	#3	33	#2

(a)	Source: Thomson Reuters. Full-year 2008 results are pro forma for the Bear Stearns merger.

(b)	Includes asset-backed securities, mortgage-backed securities and municipal securities.

(c)	Includes rights offerings; U.S.-domiciled equity and equity-related transactions.

(d)	Global announced M&A is based on rank value; all other rankings are based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. Global and U.S. announced M&A market share and rankings for 2008 include transactions withdrawn since December 31, 2008. U.S. announced M&A represents any U.S. involvement ranking.

RETAIL FINANCIAL SERVICES
For a discussion of the business profile of RFS, see pages 45-50 of JPMorgan Chase’s 2008 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Revenue
Lending & deposit-related fees	$1,003	$497	102%	$1,951	$958	104%
Asset management, administration and commissions	425	375	13	860	752	14
Mortgage fees and related income	807	696	16	2,440	1,221	100
Credit card income	411	194	112	778	368	111
Other income	294	198	48	508	350	45

Noninterest revenue	2,940	1,960	50	6,537	3,649	79
Net interest income	5,030	3,150	60	10,268	6,224	65

Total net revenue	7,970	5,110	56	16,805	9,873	70

Provision for credit losses	3,846	1,585	143	7,723	4,273	81

Noninterest expense
Compensation expense	1,631	1,184	38	3,262	2,344	39
Noncompensation expense	2,365	1,396	69	4,822	2,708	78
Amortization of intangibles	83	100	(17)	166	200	(17)

Total noninterest expense	4,079	2,680	52	8,250	5,252	57

Income (loss) before income tax expense	45	845	(95)	832	348	139
Income tax expense (benefit)	30	342	(91)	343	156	120

Net income (loss)	$15	$503	(97)	$489	$192	155

Financial ratios
ROE	—%	12%		4%	2%
Overhead ratio	51	52		49	53
Overhead ratio excluding core deposit intangibles(a)	50	51		48	51

(a)	Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Retail Banking’s core deposit intangible amortization expense, related to the 2006 Bank of New York transaction and the 2004 Bank One merger, of $82 million and $99 million for the quarters ended June 30, 2009 and 2008, respectively, and $165 million and $198 million for year-to-date June 30, 2009 and 2008, respectively.
Quarterly results
Net income was $15 million, a decrease of $488 million, or 97%, from the prior year. A higher provision for credit losses and higher noninterest expense were offset partially by higher net revenue, reflecting the impact of the Washington Mutual transaction.
Net revenue was $8.0 billion, an increase of $2.9 billion, or 56%, from the prior year. Net interest income was $5.0 billion, up by $1.9 billion, or 60%, reflecting the impact of the Washington Mutual transaction, wider loan spreads, wider deposit spreads and higher deposit balances offset partially by lower loan balances in the heritage Chase portfolio. Noninterest revenue was $2.9 billion, up by $980 million, or 50%, driven by the impact of the Washington Mutual transaction and higher deposit-related fees.
The provision for credit losses was $3.8 billion, an increase of $2.3 billion from the prior year. Weak economic conditions and housing price declines continued to drive higher estimated losses for the home equity and mortgage loan portfolios. The provision included a $1.2 billion addition to the allowance for loan losses, compared with an addition of $600 million in the prior year. Home equity net charge-offs were $1.3 billion (3.67% net charge-off rate; 4.61% excluding purchased credit-impaired loans), compared with $511 million (2.16% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $410 million (7.91% net charge-off rate; 11.50% excluding purchased credit-impaired loans), compared with $192 million (4.98% net charge-off rate) in the prior year. Prime mortgage net charge-offs were $481 million (2.30% net charge-off rate; 3.07% excluding purchased credit-impaired loans), compared with $104 million (1.08% net charge-off rate) in the prior year.

Noninterest expense was $4.1 billion, an increase of $1.4 billion, or 52%, reflecting the impact of the Washington Mutual transaction, higher servicing expense and higher FDIC insurance premiums.
Year-to-date results
Net income was $489 million, an increase of $297 million, or 155%, from the prior year, as the impact of the Washington Mutual transaction was offset partially by a higher provision for credit losses and higher noninterest expense.
Net revenue was $16.8 billion, an increase of $6.9 billion, or 70%, from the prior year. Net interest income was $10.3 billion, up by $4.0 billion, or 65%, due to the impact of the Washington Mutual transaction, wider deposit spreads, wider loan spreads, and higher deposit balances. Noninterest revenue was $6.5 billion, up by $2.9 billion, or 79%, driven by the impact of the Washington Mutual transaction, higher mortgage fees and related income and higher deposit-related fees.
The provision for credit losses was $7.7 billion, an increase of $3.5 billion from the prior year. Weak economic conditions and housing price declines continued to drive higher estimated losses for the home equity and mortgage loan portfolios. The provision included $2.9 billion in additions to the allowance for loan losses, compared with additions of $2.4 billion in the prior year. Home equity net charge-offs were $2.4 billion (3.41% net charge-off rate; 4.27% excluding purchased credit-impaired loans), compared with $958 million (2.03% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $774 million (7.36% net charge-off rate; 10.69% excluding purchased credit-impaired loans), compared with $341 million (4.40% net charge-off rate) in the prior year. Prime mortgage net charge-offs were $793 million (1.88% net charge-off rate; 2.50% excluding purchased credit-impaired loans), compared with $154 million (0.83% net charge-off rate) in the prior year.
Noninterest expense was $8.3 billion, an increase of $3.0 billion, or 57%, from the prior year, reflecting the impact of the Washington Mutual transaction, higher servicing expense and higher FDIC insurance premiums.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2009	2008	Change	2009	2008	Change

Selected balance sheet data (period-end)
Assets	$399,916	$265,845	50%	$399,916	$265,845	50%
Loans:
Loans retained	353,934	223,047	59	353,934	223,047	59
Loans held-for-sale and loans at fair value(a)	13,192	16,282	(19)	13,192	16,282	(19)

Total loans	367,126	239,329	53	367,126	239,329	53
Deposits	371,241	223,121	66	371,241	223,121	66
Equity	25,000	17,000	47	25,000	17,000	47

Selected balance sheet data (average)
Assets	$410,228	$267,808	53	$416,813	$263,911	58
Loans:
Loans retained	359,372	221,132	63	363,127	217,859	67
Loans held-for-sale and loans at fair value(a)	19,043	20,492	(7)	17,792	19,167	(7)

Total loans	378,415	241,624	57	380,919	237,026	61
Deposits	377,259	226,487	67	373,788	226,021	65
Equity	25,000	17,000	47	25,000	17,000	47

Headcount	103,733	69,550	49	103,733	69,550	49

Credit data and quality statistics
Net charge-offs	$2,649	$1,025	158	$4,825	$1,850	161
Nonperforming loans(b)(c)(d)	8,995	4,574	97	8,995	4,574	97
Nonperforming assets(b)(c)(d)	10,554	5,333	98	10,554	5,333	98
Allowance for loan losses	11,832	5,062	134	11,832	5,062	134

Net charge-off rate(e)	2.96%	1.86%		2.68%	1.71%
Net charge-off rate excluding purchased credit-impaired loans(e)(f)	3.89	1.86		3.53	1.71
Allowance for loan losses to ending loans(e)	3.34	2.27		3.34	2.27
Allowance for loan losses to ending loans excluding purchased credit-impaired loans(e)(f)	4.41	2.27		4.41	2.27
Allowance for loan losses to nonperforming loans(b)(e)	135	115		135	115
Nonperforming loans to total loans	2.45	1.91		2.45	1.91
Nonperforming loans to total loans excluding purchased credit-impaired loans(b)	3.19	1.91		3.19	1.91

(a)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $11.3 billion and $14.1 billion at June 30, 2009 and 2008, respectively. Average balances of these loans totaled $16.2 billion and $16.9 billion for the quarters ended June 30, 2009 and 2008, respectively, and $14.9 billion and $15.2 billion for year-to-date June 30, 2009 and 2008, respectively.

(b)	Excludes purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis and the pools are considered to be performing under SOP 03-3.

(c)	Nonperforming loans and assets included loans held-for-sale and loans accounted for at fair value of $203 million and $180 million at June 30, 2009 and 2008, respectively. Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(d)	Nonperforming loans and assets excluded: (1) loans eligible for repurchase, as well as loans repurchased from Government National Mortgage Association (“GNMA”) pools that are insured by U.S. government agencies, of $4.7 billion and $1.9 billion at June 30, 2009 and 2008, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $473 million and $394 million at June 30, 2009 and 2008, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

(f)	Excludes the impact of purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. No allowance for loan losses has been recorded for these loans.
RETAIL BANKING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Noninterest revenue	$1,803	$1,062	70%	$3,521	$2,028	74%
Net interest income	2,719	1,671	63	5,333	3,216	66

Total net revenue	4,522	2,733	65	8,854	5,244	69
Provision for credit losses	361	62	482	686	111	NM
Noninterest expense	2,557	1,557	64	5,137	3,119	65

Income before income tax expense	1,604	1,114	44	3,031	2,014	50
Net income	$970	$674	44	$1,833	$1,219	50

Overhead ratio	57%	57%		58%	59%
Overhead ratio excluding core deposit intangibles(a)	55	53		56	56

(a)	Retail Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Retail Banking’s CDI amortization expense related to the 2006 Bank of New York transaction and the 2004 Bank One merger of $82 million and $99 million for the quarters ended June 30, 2009 and 2008, respectively, and $165 million and $198 million for year-to-date 2009 and 2008, respectively.
Quarterly results
Retail Banking reported net income of $970 million, up by $296 million, or 44%, from the prior year.
Net revenue was $4.5 billion, up by $1.8 billion, or 65%, reflecting the impact of the Washington Mutual transaction, wider deposit spreads, higher deposit balances and higher deposit-related fees.
The provision for credit losses was $361 million, compared with $62 million in the prior year, reflecting higher estimated losses and an increase in the allowance for loan losses for Business Banking loans.
Noninterest expense was $2.6 billion, up by $1.0 billion, or 64%, due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums.
Year-to-date results
Retail Banking reported net income of $1.8 billion, up by $614 million, or 50%, from the prior year.
Net revenue was $8.9 billion, up by $3.6 billion, or 69%, from the prior year, reflecting the impact of the Washington Mutual transaction, wider deposit spreads, higher deposit balances and higher deposit-related fees.
The provision for credit losses was $686 million, compared with $111 million in the prior year, reflecting higher estimated losses and an increase in the allowance for loan losses for Business Banking loans.
Noninterest expense was $5.1 billion, up by $2.0 billion, or 65%, from the prior year, due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in billions, except ratios and where otherwise noted)	2009	2008	Change	2009	2008	Change

Business metrics
Selected ending balances

Business banking origination volume	$0.6	$1.7	(65)%	$1.1	$3.5	(69)%
End-of-period loans owned	17.8	16.5	8	17.8	16.5	8
End-of-period deposits:
Checking	$114.1	$69.1	65	$114.1	$69.1	65
Savings	150.4	105.8	42	150.4	105.8	42
Time and other	78.9	37.0	113	78.9	37.0	113

Total end-of-period deposits	343.4	211.9	62	343.4	211.9	62
Average loans owned	$18.0	$16.2	11	$18.2	$16.0	14
Average deposits:
Checking	$114.2	$68.4	67	$111.8	$67.3	66
Savings	151.2	105.9	43	149.6	103.1	45
Time and other	82.7	39.6	109	85.6	43.6	96

Total average deposits	348.1	213.9	63	347.0	214.0	62
Deposit margin	2.92%	2.88%		2.89%	2.76%
Average assets	$29.1	$25.7	13	$29.6	$25.5	16

Credit data and quality statistics (in millions, except ratio)
Net charge-offs	$211	$61	246	$386	$110	251
Net charge-off rate	4.70%	1.51%		4.28%	1.38%
Nonperforming assets	$686	$337	104	$686	$337	104

	Three months ended June 30,			Six months ended June 30,
Retail branch business metrics	2009	2008	Change	2009	2008	Change

Investment sales volume (in millions)	$5,292	$5,211	2%	$9,690	$9,295	4%

Number of:
Branches	5,203	3,157	65	5,203	3,157	65
ATMs	14,144	9,310	52	14,144	9,310	52
Personal bankers	15,959	9,995	60	15,959	9,995	60
Sales specialists	5,485	4,116	33	5,485	4,116	33
Active online customers (in thousands)	13,930	7,180	94	13,930	7,180	94
Checking accounts (in thousands)	25,252	11,336	123	25,252	11,336	123

CONSUMER LENDING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratio)	2009	2008	Change	2009	2008	Change

Noninterest revenue	$1,137	$898	27%	$3,016	$1,621	86%
Net interest income	2,311	1,479	56	4,935	3,008	64

Total net revenue	3,448	2,377	45	7,951	4,629	72
Provision for credit losses	3,485	1,523	129	7,037	4,162	69
Noninterest expense	1,522	1,123	36	3,113	2,133	46

Income (loss) before income tax expense	(1,559)	(269)	(480)	(2,199)	(1,666)	(32)

Net income (loss)	$(955)	$(171)	(458)	$(1,344)	$(1,027)	(31)
Overhead ratio	44%	47%		39%	46%

Quarterly results
Consumer Lending reported a net loss of $955 million, compared with a net loss of $171 million in the prior year.
Net revenue was $3.4 billion, up by $1.1 billion, or 45%, from the prior year. The increase was driven by the impact of the Washington Mutual transaction and wider loan spreads, largely offset by lower loan balances in the heritage Chase portfolio. Mortgage fees and related income increased due to higher net mortgage servicing revenue, partially offset by a decline in mortgage production revenue. Mortgage production revenue was $284 million, down $110 million from the prior year, as an increase in reserves for the repurchase of previously-sold loans and markdowns on the mortgage warehouse were offset partially by wider margins on new originations. Net mortgage servicing revenue (which includes loan servicing revenue, other changes in fair value and MSR risk management results) was $523 million, an increase of $221 million from the prior year. Loan servicing revenue, net of other changes in fair value of the MSR asset, was up $191 million, reflecting a 70% growth in third-party loans serviced. MSR risk management results were $81 million, compared with $51 million in the prior year.
The provision for credit losses was $3.5 billion, compared with $1.5 billion in the prior year, reflecting weakness in the home equity, mortgage and student loan portfolios (see Retail Financial Services discussion of the provision for credit losses, above, for further detail).
Noninterest expense was $1.5 billion, up by $399 million, or 36%, from the prior year, reflecting higher servicing expense due to increased delinquencies and defaults and the impact of the Washington Mutual transaction.
Year-to-date results
Consumer Lending reported a net loss of $1.3 billion, compared with a net loss of $1.0 billion in the prior year.
Net revenue was $8.0 billion, up by $3.3 billion, or 72%, from the prior year. The increase was driven by the impact of the Washington Mutual transaction, higher mortgage fees and related income, and wider loan spreads offset partially by lower loan balances in the heritage Chase portfolio. Mortgage fees and related income increased due to higher net mortgage servicing revenue. Mortgage production revenue was $765 million, down $5 million from the prior year, as an increase in reserves for the repurchase of previously-sold loans and markdowns on the mortgage warehouse were largely offset by wider margins on new originations. Net mortgage servicing revenue (which includes loan servicing revenue, other changes in fair value and MSR risk management results) was $1.7 billion, an increase of $1.2 billion from the prior year. Loan servicing revenue, net of other changes in fair value of the MSR, was up $172 million, reflecting a 70% growth in third-party loans serviced. MSR risk management results were $1.1 billion, compared with $32 million in the prior year, reflecting the positive impact of a decrease in estimated future mortgage prepayments and positive hedging results.
The provision for credit losses was $7.0 billion, compared with $4.2 billion in the prior year, reflecting weakness in the home equity, mortgage and student loan portfolios (see Retail Financial Services discussion of the provision for credit losses, above, for further detail).
Noninterest expense was $3.1 billion, up by $980 million, or 46%, from the prior year, reflecting higher servicing expense due to increased delinquencies and defaults and the impact of the Washington Mutual transaction.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in billions)	2009	2008	Change	2009	2008	Change

Business metrics
Selected ending balances
Loans excluding purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$108.2	$95.1	14%	$108.2	$95.1	14%
Prime mortgage	62.1	40.1	55	62.1	40.1	55
Subprime mortgage	13.8	14.8	(7)	13.8	14.8	(7)
Option ARMs	9.0	—	NM	9.0	—	NM
Student loans	15.6	13.0	20	15.6	13.0	20
Auto loans	42.9	44.9	(4)	42.9	44.9	(4)
Other	1.0	0.9	11	1.0	0.9	11

Total end-of-period loans	$252.6	$208.8	21	$252.6	$208.8	21

Average loans owned:
Home equity	$110.1	$95.1	16	$111.7	$95.0	18
Prime mortgage	63.3	39.3	61	64.4	37.7	71
Subprime mortgage	14.3	15.5	(8)	14.6	15.6	(6)
Option ARMs	9.1	—	NM	9.0	—	NM
Student loans	16.7	12.7	31	16.8	12.4	35
Auto loans	43.1	44.9	(4)	42.8	44.1	(3)
Other	1.0	1.0	—	1.3	1.1	18

Total average loans	$257.6	$208.5	24	$260.6	$205.9	27

Purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$27.7	$—	NM	$27.7	$—	NM
Prime mortgage	20.8	—	NM	20.8	—	NM
Subprime mortgage	6.4	—	NM	6.4	—	NM
Option ARMs	30.5	—	NM	30.5	—	NM

Total end-of-period loans	$85.4	$—	NM	$85.4	$—	NM

Average loans owned:
Home equity	$28.0	$—	NM	$28.2	$—	NM
Prime mortgage	21.0	—	NM	21.3	—	NM
Subprime mortgage	6.5	—	NM	6.6	—	NM
Option ARMs	31.0	—	NM	31.2	—	NM

Total average loans	$86.5	$—	NM	$87.3	$—	NM

Total consumer lending portfolio
End-of-period loans owned:
Home equity	$135.9	$95.1	43	$135.9	$95.1	43
Prime mortgage	82.9	40.1	107	82.9	40.1	107
Subprime mortgage	20.2	14.8	36	20.2	14.8	36
Option ARMs	39.5	—	NM	39.5	—	NM
Student loans	15.6	13.0	20	15.6	13.0	20
Auto loans	42.9	44.9	(4)	42.9	44.9	(4)
Other	1.0	0.9	11	1.0	0.9	11

Total end-of-period loans	$338.0	$208.8	62	$338.0	$208.8	62

Average loans owned:
Home equity	$138.1	$95.1	45	$139.9	$95.0	47
Prime mortgage	84.3	39.3	115	85.7	37.7	127
Subprime mortgage	20.8	15.5	34	21.2	15.6	36
Option ARMs	40.1	—	NM	40.2	—	NM
Student loans	16.7	12.7	31	16.8	12.4	35
Auto loans	43.1	44.9	(4)	42.8	44.1	(3)
Other	1.0	1.0	—	1.3	1.1	18

Total average loans owned(b)	$344.1	$208.5	65	$347.9	$205.9	69

(a)	Purchased credit-impaired loans accounted for under SOP 03-3 represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. Under SOP 03-3, these loans were initially recorded at fair value and accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due.

(b)	Total average loans owned include loans held-for-sale of $2.8 billion and $3.6 billion for the quarters ended June 30, 2009 and 2008, respectively, and $2.9 billion and $4.0 billion for year-to-date 2009 and 2008, respectively.

Credit data and quality statistics	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Net charge-offs excluding purchased credit-impaired loans(a):
Home equity	$1,265	$511	148%	$2,363	$958	147%
Prime mortgage	481	104	363	793	154	415
Subprime mortgage	410	192	114	774	341	127
Option ARMs	15	—	NM	19	—	NM
Auto loans	146	119	23	320	237	35
Other	121	38	218	170	50	240

Total net charge-offs	$2,438	$964	153	$4,439	$1,740	155

Net charge-off rate excluding purchased credit-impaired loans(a):
Home equity	4.61%	2.16%		4.27%	2.03%
Prime mortgage	3.07	1.08		2.50	0.83
Subprime mortgage	11.50	4.98		10.69	4.40
Option ARMs	0.66	—		0.43	—
Auto loans	1.36	1.07		1.51	1.08
Other	3.15	1.44		2.18	1.01
Total net charge-off rate excluding purchased credit-impaired loans(b)	3.84	1.89		3.47	1.73

Net charge-off rate — reported:
Home equity	3.67%	2.16%		3.41%	2.03%
Prime mortgage	2.30	1.08		1.88	0.83
Subprime mortgage	7.91	4.98		7.36	4.40
Option ARMs	0.15	—		0.10	—
Auto loans	1.36	1.07		1.51	1.08
Other	3.15	1.44		2.18	1.01
Total net charge-off rate — reported(b)	2.87	1.89		2.59	1.73

30+ day delinquency rate excluding purchased credit-impaired loans(c)(d)(e)	5.22%	3.88%		5.22%	3.88%
Nonperforming assets(f)(g)	$9,868	$4,996	98	$9,868	$4,996	98
Allowance for loan losses to ending loans	3.23%	2.33%		3.23%	2.33%
Allowance for loan losses to ending loans excluding purchased credit-impaired loans(a)	4.34	2.33		4.34	2.33

(a)	Excludes the impact of purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. No allowance for loan losses and no charge-offs have been recorded for these loans.

(b)	Average loans held-for-sale of $2.8 billion and $3.6 billion for the quarters ended June 30, 2009 and 2008, respectively, and $2.9 billion and $4.0 billion for year-to-date 2009 and 2008, respectively, were excluded when calculating the net charge-off rate.

(c)	Excluded loans eligible for repurchase, as well as loans repurchased from GNMA pools that are insured by U.S. government agencies, of $4.6 billion and $1.5 billion at June 30, 2009 and 2008, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(d)	Excluded loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $854 million and $735 million at June 30, 2009 and 2008, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(e)	The delinquency rate for purchased credit-impaired loans accounted for under SOP 03-3 was 23.37% at June 30, 2009. There were no purchased credit-impaired loans at June 30, 2008.

(f)	Nonperforming assets excluded: (1) loans eligible for repurchase, as well as loans repurchased from GNMA pools that are insured by U.S. government agencies, of $4.7 billion and $1.9 billion at June 30, 2009 and 2008, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $473 million and $394 million at June 30, 2009 and 2008, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally.

(g)	Excludes purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing under SOP 03-3.

Consumer Lending (continued)	Three months ended June 30,			Six months ended June 30,
(in billions, except where otherwise noted)	2009	2008	Change	2009	2008	Change

Origination volume:
Mortgage origination volume by channel
Retail	$14.7	$12.5	18%	$28.3	$25.1	13%
Wholesale	2.4	9.1	(74)	5.0	19.7	(75)
Correspondent	20.2	17.0	19	37.2	29.0	28
CNT (negotiated transactions)	3.8	17.5	(78)	8.3	29.4	(72)

Total mortgage origination volume	41.1	56.1	(27)	78.8	103.2	(24)

Home equity	0.6	5.3	(89)	1.5	12.0	(88)
Student loans	0.4	1.3	(69)	2.1	3.3	(36)
Auto loans	5.3	5.6	(5)	10.9	12.8	(15)
Average mortgage loans held-for-sale and loans at fair value(a)	16.7	17.4	(4)	15.3	15.6	(2)
Average assets	381.1	242.1	57	387.2	238.4	62
Third-party mortgage loans serviced (ending)	1,117.5	659.1	70	1,117.5	659.1	70
MSR net carrying value (ending)	14.6	10.9	34	14.6	10.9	34

Supplemental mortgage fees and related income details (in millions)
Production revenue	$284	$394	(28)	$765	$770	(1)

Net mortgage servicing revenue:
Loan servicing revenue	1,279	645	98	2,501	1,238	102
Changes in MSR asset fair value:
Due to inputs or assumptions in model	3,831	1,519	152	5,141	887	480
Other changes in fair value	(837)	(394)	(112)	(1,910)	(819)	(133)

Total changes in MSR asset fair value	2,994	1,125	166	3,231	68	NM
Derivative valuation adjustments and other	(3,750)	(1,468)	(155)	(4,057)	(855)	(375)

Total net mortgage servicing revenue	523	302	73	1,675	451	271

Mortgage fees and related income	807	696	16	2,440	1,221	100

(a)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. Average balances of these loans totaled $16.2 billion and $16.9 billion for the quarters ended June 30, 2009 and 2008, respectively, and $14.9 billion and $15.2 billion for year-to-date 2009 and 2008, respectively.

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

Selected income statement data — managed basis	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Revenue
Credit card income	$921	$673	37%	$1,765	$1,273	39%
All other income	(364)	91	NM	(561)	210	NM

Noninterest revenue	557	764	(27)	1,204	1,483	(19)
Net interest income	4,311	3,011	43	8,793	6,196	42

Total net revenue	4,868	3,775	29	9,997	7,679	30

Provision for credit losses	4,603	2,194	110	9,256	3,864	140

Noninterest expense
Compensation expense	329	258	28	686	525	31
Noncompensation expense	873	763	14	1,723	1,604	7
Amortization of intangibles	131	164	(20)	270	328	(18)

Total noninterest expense	1,333	1,185	12	2,679	2,457	9

Income (loss) before income tax expense	(1,068)	396	NM	(1,938)	1,358	NM
Income tax expense (benefit)	(396)	146	NM	(719)	499	NM

Net income (loss)	$(672)	$250	NM	$(1,219)	$859	NM

Memo: Net securitization income (loss)	$(268)	$36	NM	$(448)	$106	NM

Financial ratios
ROE	(18)%	7%		(16)%	12%
Overhead ratio	27	31		27	32

Quarterly results
Net loss was $672 million, a decline of $922 million from the prior year. The decrease was driven by a higher provision for credit losses, partially offset by higher net revenue.
End-of-period managed loans were $171.5 billion, an increase of $16.1 billion, or 10%, from the prior year. Average managed loans were $174.1 billion, an increase of $21.3 billion, or 14%, from the prior year. The increases from the prior year in both end-of-period and average managed loans were predominantly due to the impact of the Washington Mutual transaction, partially offset by lower charge volume and a higher level of charge-offs. Excluding the impact of the Washington Mutual transaction, end-of-period and average managed loans were $148.4 billion and $149.7 billion, respectively.
Managed net revenue was $4.9 billion, an increase of $1.1 billion, or 29%, from the prior year. Net interest income was $4.3 billion, up by $1.3 billion, or 43%, from the prior year, driven by the impact of the Washington Mutual transaction and wider loan spreads. These benefits were offset partially by higher revenue reversals associated with higher charge-offs and a decreased level of fees. Noninterest revenue was $557 million, a decrease of $207 million, or 27%, from the prior year. The decline was driven by an increase in the credit enhancement for securitization trusts combined with lower securitization income, partially offset by higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture.
The managed provision for credit losses was $4.6 billion, an increase of $2.4 billion from the prior year, reflecting a higher level of charge-offs due to continued deterioration in the credit environment. The managed net charge-off rate for the quarter was 10.03%, up from 4.98% in the prior year. The 30-day managed delinquency rate was 5.86%, up from 3.46% in the prior year. Excluding Washington Mutual, the managed net charge-off rate for the second quarter was 8.97% and the 30-day delinquency rate was 5.27%.

Noninterest expense was $1.3 billion, an increase of $148 million, or 12%, from the prior year, due to the dissolution of the Chase Paymentech Solutions joint venture and the impact of the Washington Mutual transaction.
Year-to-date results
Net loss was $1.2 billion, a decline of $2.1 billion from the prior year. The decrease was driven by a higher provision for credit losses, partially offset by higher net revenue.
Average managed loans were $178.7 billion, an increase of $25.5 billion, or 17%, from the prior year. The increase from the prior year was predominantly due to the impact of the Washington Mutual transaction. Excluding the impact of the Washington Mutual transaction, average managed loans were $152.7 billion.
Managed net revenue was $10.0 billion, an increase of $2.3 billion, or 30%, from the prior year. Net interest income was $8.8 billion, up by $2.6 billion, or 42%, from the prior year, driven by the impact of the Washington Mutual transaction and wider loan spreads. These benefits were offset partially by higher revenue reversals associated with higher charge-offs and a decreased level of fees. Noninterest revenue was $1.2 billion, a decrease of $279 million, or 19%, from the prior year. The decline was driven by lower securitization income combined with an increase in the credit enhancement for securitization trusts, partially offset by higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture and the impact of the Washington Mutual transaction.
The managed provision for credit losses was $9.3 billion, an increase of $5.4 billion from the prior year. The provision reflected a higher level of charge-offs, due to continued deterioration in the credit environment, and an increase of $1.1 billion in the allowance for loan losses. The managed net charge-off rate was 8.85%, up from 4.68% in the prior year. Excluding Washington Mutual, the managed net charge-off rate was 7.90%.
Noninterest expense was $2.7 billion, an increase of $222 million, or 9%, from the prior year, due to the impact of the Washington Mutual transaction and the dissolution of the Chase Paymentech Solutions joint venture, partially offset by lower marketing expense.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount, ratios and where otherwise noted)	2009	2008	Change	2009	2008	Change

Financial metrics
% of average managed outstandings:
Net interest income	9.93%	7.92%		9.92%	8.13%
Provision for credit losses	10.60	5.77		10.44	5.07
Noninterest revenue	1.28	2.01		1.36	1.95
Risk adjusted margin(a)	0.61	4.16		0.84	5.01
Noninterest expense	3.07	3.12		3.02	3.23
Pretax income (loss) (ROO)(b)	(2.46)	1.04		(2.19)	1.78
Net income (loss)	(1.55)	0.66		(1.38)	1.13

Business metrics
Charge volume (in billions)	$82.8	$93.6	(12)%	$158.8	$179.0	(11)%
Net accounts opened (in millions)	2.4	3.6	(33)	4.6	7.0	(34)
Credit cards issued (in millions)	151.9	157.6	(4)	151.9	157.6	(4)
Number of registered internet customers (in millions)	30.5	28.0	9	30.5	28.0	9
Merchant acquiring business(c)
Bank card volume (in billions)	$101.4	$199.3	(49)	$195.8	$381.7	(49)
Total transactions (in billions)	4.5	5.6	(20)	8.6	10.8	(20)

Selected balance sheet data (period-end)
Loans:
Loans on balance sheets	$85,736	$76,278	12	$85,736	$76,278	12
Securitized loans	85,790	79,120	8	85,790	79,120	8

Managed loans	$171,526	$155,398	10	$171,526	$155,398	10

Equity	$15,000	$14,100	6	$15,000	$14,100	6

Selected balance sheet data (average)
Managed assets	$193,310	$161,601	20	$197,234	$160,601	23
Loans:
Loans on balance sheets	$89,692	$75,630	19	$93,715	$77,537	21
Securitized loans	84,417	77,195	9	85,015	75,652	12

Managed average loans	$174,109	$152,825	14	$178,730	$153,189	17

Equity	$15,000	$14,100	6	$15,000	$14,100	6

Headcount	22,897	19,570	17	22,897	19,570	17

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios and where otherwise noted)	2009	2008	Change	2009	2008	Change

Managed credit quality statistics
Net charge-offs	$4,353	$1,894	130%	$7,846	$3,564	120%
Net charge-off rate(d)	10.03%	4.98%		8.85%	4.68%
Managed delinquency rates
30+ day(d)	5.86%	3.46%		5.86%	3.46%
90+ day(d)	3.25	1.76		3.25	1.76

Allowance for loan losses(e)	$8,839	$3,705	139	$8,839	$3,705	139
Allowance for loan losses to period-end loans(e)(f)	10.31%	4.86%		10.31%	4.86%

Key stats — Washington Mutual only(g)
Managed loans	$23,093			$23,093
Managed average loans	24,418			25,990
Net interest income(h)	17.90%			17.14%
Risk adjusted margin(a)(h)	(3.89)			0.49
Net charge-off rate(i)	19.17			16.75
30+ day delinquency rate(i)	11.98			11.98
90+ day delinquency rate(i)	6.85			6.85

Key stats — excluding Washington Mutual
Managed loans	$148,433	$155,398	(4)	$148,433	$155,398	(4)
Managed average loans	149,691	152,825	(2)	152,740	153,189	—
Net interest income(h)	8.63%	7.92%		8.69%	8.13%
Risk adjusted margin(a)(h)	1.34	4.16		0.89	5.01
Net charge-off rate	8.97	4.98		7.90	4.68
30+ day delinquency rate	5.27	3.46		5.27	3.46
90+ day delinquency rate	2.90	1.76		2.90	1.76

(a)	Represents total net revenue less provision for credit losses.

(b)	Pretax return on average managed outstandings.

(c)	The Chase Paymentech Solutions joint venture was dissolved effective November 1, 2008. JPMorgan Chase retained approximately 51% of the business and operates the business under the name Chase Paymentech Solutions. For the three and six months ended June 30, 2008, the data presented represents activity for the Chase Paymentech Solutions joint venture, and for the three and six months ended June 30, 2009, the data presented represents activity for Chase Paymentech Solutions.

(d)	Results for 2009 reflect the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the Washington Mutual Master Trust.

(e)	Based on loans on balance sheets (“reported basis”).

(f)	Includes $5.0 billion of loans at June 30, 2009, from the Washington Mutual Master Trust, which were consolidated onto the Card Services balance sheet at fair value during the second quarter of 2009. No allowance for loan losses was recorded for these loans as of June 30, 2009. Excluding these loans, the allowance for loan losses to period-end loans was 10.95%.

(g)	Statistics are only presented for periods after September 25, 2008, the date of the Washington Mutual transaction.

(h)	As a percentage of average managed outstandings.

(i)	Excludes the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the Washington Mutual Master Trust.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change

Income statement data(a)
Credit card income
Reported	$1,215	$1,516	(20)%	$2,599	$3,053	(15)%
Securitization adjustments	(294)	(843)	65	(834)	(1,780)	53

Managed credit card income	$921	$673	37	$1,765	$1,273	39

Net interest income
Reported	$2,353	$1,338	76	$4,831	$2,905	66
Securitization adjustments	1,958	1,673	17	3,962	3,291	20

Managed net interest income	$4,311	$3,011	43	$8,793	$6,196	42

Total net revenue
Reported	$3,204	$2,945	9	$6,869	$6,168	11
Securitization adjustments	1,664	830	100	3,128	1,511	107

Managed total net revenue	$4,868	$3,775	29	$9,997	$7,679	30

Provision for credit losses
Reported	$2,939	$1,364	115	$6,128	$2,353	160
Securitization adjustments	1,664	830	100	3,128	1,511	107

Managed provision for credit losses	$4,603	$2,194	110	$9,256	$3,864	140

Balance sheet — average balances(a)
Total average assets
Reported	$111,722	$87,021	28	$115,052	$87,517	31
Securitization adjustments	81,588	74,580	9	82,182	73,084	12

Managed average assets	$193,310	$161,601	20	$197,234	$160,601	23

Credit quality statistics(a)
Net charge-offs
Reported	$2,689	$1,064	153	$4,718	$2,053	130
Securitization adjustments	1,664	830	100	3,128	1,511	107

Managed net charge-offs	$4,353	$1,894	130	$7,846	$3,564	120

(a)	JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance and overall performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the receivables sold under SFAS 140 and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income versus managed earnings; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15–18 of this Form 10-Q.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 54–55 of JPMorgan Chase’s 2008 Annual Report and page 6 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Revenue
Lending & deposit–related fees	$270	$207	30%	$533	$400	33%
Asset management, administration and commissions	36	26	38	70	52	35
All other income(a)	152	150	1	277	265	5

Noninterest revenue	458	383	20	880	717	23
Net interest income	995	723	38	1,975	1,456	36

Total net revenue	1,453	1,106	31	2,855	2,173	31

Provision for credit losses	312	47	NM	605	148	309

Noninterest expense
Compensation expense	197	173	14	397	351	13
Noncompensation expense	327	290	13	669	584	15
Amortization of intangibles	11	13	(15)	22	26	(15)

Total noninterest expense	535	476	12	1,088	961	13

Income before income tax expense	606	583	4	1,162	1,064	9
Income tax expense	238	228	4	456	417	9

Net income	$368	$355	4	$706	$647	9

Revenue by product:
Lending	$684	$376	82	$1,349	$755	79
Treasury services	679	630	8	1,325	1,246	6
Investment banking	114	91	25	187	159	18
Other	(24)	9	NM	(6)	13	NM

Total Commercial Banking revenue	$1,453	$1,106	31	$2,855	$2,173	31

IB revenue, gross(b)	$328	$270	21	$534	$473	13

Revenue by business:
Middle Market Banking	$772	$708	9	$1,524	$1,414	8
Commercial Term Lending(c)	224	—	NM	452	—	NM
Mid-Corporate Banking	305	235	30	547	442	24
Real Estate Banking(c)	120	94	28	240	191	26
Other(c)	32	69	(54)	92	126	(27)

Total Commercial Banking revenue	$1,453	$1,106	31	$2,855	$2,173	31

Financial ratios
ROE	18%	20%		18%	19%
Overhead ratio	37	43		38	44

(a)	Revenue from investment banking products sold to CB clients and commercial card revenue is included in all other income.

(b)	Represents the total revenue related to investment banking products sold to CB clients.

(c)	Results for 2009 include total net revenue on net assets acquired in the Washington Mutual transaction.

Quarterly results
Net income was $368 million, an increase of $13 million, or 4%, from the prior year. Higher net revenue, reflecting the impact of the Washington Mutual transaction, was predominantly offset by a higher provision for credit losses and higher noninterest expense.
Net revenue was $1.5 billion, an increase of $347 million, or 31%, from the prior year. Net interest income was $995 million, up by $272 million, or 38%, driven by the impact of the Washington Mutual transaction. Excluding Washington Mutual, net interest income was flat compared with the prior year, as wider loan spreads, a shift to higher-spread liability products and overall growth in liability balances were offset predominantly by spread compression on liability products and lower loan balances. Noninterest revenue was $458 million, an increase of $75 million, or 20%, reflecting the second straight quarter of record levels of lending- and deposit-related fees.
Revenue from Middle Market Banking was $772 million, an increase of $64 million, or 9%, from the prior year. Revenue from Commercial Term Lending (a new business resulting from the Washington Mutual transaction) was $224 million. Record revenue from Mid-Corporate Banking was $305 million, an increase of $70 million, or 30%, from the prior year. Revenue from Real Estate Banking was $120 million, an increase of $26 million, or 28%, from the prior year, due to the impact of the Washington Mutual transaction.
The provision for credit losses was $312 million, compared with $47 million in the prior year, reflecting continued deterioration in the credit environment. The allowance for loan losses to end-of-period loans retained was 2.87%, up from 2.59% in the prior year. Nonperforming loans were $2.1 billion, up by $1.6 billion from the prior year, reflecting the impact of the Washington Mutual transaction and higher levels of such loans in each business segment. Net charge-offs were $181 million (0.67% net charge-off rate), compared with $49 million (0.28% net charge-off rate) in the prior year.
Noninterest expense was $535 million, an increase of $59 million, or 12%, from the prior year, due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums offset partially by lower headcount-related expense.
Year-to-date results
Net income was $706 million, an increase of $59 million, or 9%, from the prior year, as higher net revenue, reflecting the impact of the Washington Mutual transaction, was predominantly offset by a higher provision for credit losses and higher noninterest expense.
Net revenue was $2.9 billion, an increase of $682 million, or 31%, from the prior year. Net interest income of $2.0 billion increased by $519 million, or 36%, driven by the impact of the Washington Mutual transaction. Noninterest revenue was $880 million, an increase of $163 million, or 23%, from the prior year, reflecting the second straight quarter of record lending- and deposit-related fees and higher investment banking fees.
Revenue from Middle Market Banking was $1.5 billion, an increase of $110 million, or 8%, from the prior year. Revenue from Commercial Term Lending (a new business resulting from the Washington Mutual transaction) was $452 million. Mid-Corporate Banking revenue was $547 million, an increase of $105 million, or 24%. Real Estate Banking revenue was $240 million, an increase of $49 million, or 26%, due to the impact of the Washington Mutual transaction.
The provision for credit losses was $605 million, compared with $148 million in the prior year, reflecting deterioration in the credit environment. The allowance for loan losses to end-of-period loans retained was 2.87%, up from 2.59% in the prior year. Nonperforming loans were $2.1 billion, an increase of $1.6 billion from the prior year reflecting the impact of the Washington Mutual transaction and continuing credit deterioration across all business segments. Net charge-offs were $315 million (0.57% net charge-off rate), compared with $130 million (0.38% net charge-off rate) in the prior year.
Noninterest expense was $1.1 billion, an increase of $127 million, or 13%, from the prior year, due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums, offset partially by lower headcount-related expense.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2009	2008	Change	2009	2008	Change

Selected balance sheet data (period-end):
Loans:
Loans retained	$105,556	$71,105	48%	$105,556	$71,105	48%
Loans held-for-sale and loans at fair value	296	306	(3)	296	306	(3)

Total loans	105,852	71,411	48	105,852	71,411	48
Equity	8,000	7,000	14	8,000	7,000	14

Selected balance sheet data (average):
Total assets	$137,283	$103,469	33	$140,771	$102,724	37
Loans:
Loans retained	108,750	70,682	54	111,146	69,096	61
Loans held-for-sale and loans at fair value	288	379	(24)	292	450	(35)

Total loans	109,038	71,061	53	111,438	69,546	60
Liability balances(a)	105,829	99,404	6	110,377	99,441	11
Equity	8,000	7,000	14	8,000	7,000	14

Average loans by business:
Middle Market Banking	$38,193	$42,879	(11)	$39,453	$41,495	(5)
Commercial Term Lending(b)	36,963	—	NM	36,889	—	NM
Mid-Corporate Banking	17,012	15,357	11	17,710	15,253	16
Real Estate Banking(b)	12,347	7,500	65	12,803	7,479	71
Other(b)	4,523	5,325	(15)	4,583	5,319	(14)

Total Commercial Banking loans	$109,038	$71,061	53	$111,438	$69,546	60

Headcount	4,228	4,028	5	4,228	4,028	5

Credit data and quality statistics:
Net charge-offs	$181	$49	269	$315	$130	142
Nonperforming loans(c)	2,111	486	334	2,111	486	334
Nonperforming assets	2,255	510	342	2,255	510	342
Allowance for credit losses:
Allowance for loan losses	3,034	1,843	65	3,034	1,843	65
Allowance for lending-related commitments	272	170	60	272	170	60

Total allowance for credit losses	3,306	2,013	64	3,306	2,013	64
Net charge-off rate(d)	0.67%	0.28%		0.57%	0.38%
Allowance for loan losses to period-end loans(d)	2.87	2.59		2.87	2.59
Allowance for loan losses to average loans(d)	2.79	2.61		2.73	2.67
Allowance for loan losses to nonperforming loans(c)	145	401		145	401
Nonperforming loans to period-end loans	1.99	0.68		1.99	0.68
Nonperforming loans to average loans	1.94	0.68		1.89	0.70

(a)	Liability balances include deposits and deposits swept to on-balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.

(b)	Results for 2009 include loans acquired in the Washington Mutual transaction.

(c)	Nonperforming loans included loans held-for-sale and loans at fair value of $21 million and $26 million at June 30, 2009 and 2008, respectively. These amounts are excluded when calculating the allowance for loan losses to nonperforming loans ratio. Allowance for loan losses of $460 million and $85 million were held against nonperforming loans at June 30, 2009 and 2008, respectively.

(d)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratios and the net charge-off rate.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 56–57 of JPMorgan Chase’s 2008 Annual Report and page 6 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2009	2008	Change	2009	2008	Change

Revenue
Lending & deposit-related fees	$314	$283	11%	$639	$552	16%
Asset management, administration and commissions	710	846	(16)	1,336	1,666	(20)
All other income	221	228	(3)	418	428	(2)

Noninterest revenue	1,245	1,357	(8)	2,393	2,646	(10)
Net interest income	655	662	(1)	1,328	1,286	3

Total net revenue	1,900	2,019	(6)	3,721	3,932	(5)

Provision for credit losses	(5)	7	NM	(11)	19	NM
Credit reimbursement to IB(a)	(30)	(30)	—	(60)	(60)	—

Noninterest expense
Compensation expense	618	669	(8)	1,247	1,310	(5)
Noncompensation expense	650	632	3	1,321	1,203	10
Amortization of intangibles	20	16	25	39	32	22

Total noninterest expense	1,288	1,317	(2)	2,607	2,545	2

Income before income tax expense	587	665	(12)	1,065	1,308	(19)
Income tax expense	208	240	(13)	378	480	(21)

Net income	$379	$425	(11)	$687	$828	(17)

Revenue by business
Treasury Services(b)	$934	$905	3	$1,865	$1,765	6
Worldwide Securities Services(b)	966	1,114	(13)	1,856	2,167	(14)

Total net revenue	$1,900	$2,019	(6)	$3,721	$3,932	(5)

Financial ratios
ROE	30%	49%		28%	48%
Overhead ratio	68	65		70	65
Pretax margin ratio(c)	31	33		29	33

Selected balance sheet data (period-end)
Loans	$17,929	$26,348	(32)	$17,929	$26,348	(32)
Equity	5,000	3,500	43	5,000	3,500	43

Selected balance sheet data (average)
Total assets	$35,520	$56,192	(37)	$37,092	$56,698	(35)
Loans(d)	17,524	23,822	(26)	18,825	23,454	(20)
Liability balances(e)	234,163	268,293	(13)	255,208	261,331	(2)
Equity	5,000	3,500	43	5,000	3,500	43

Headcount	27,252	27,232	—	27,252	27,232	—

(a)	The Investment Bank credit portfolio group manages certain exposures on behalf of clients shared with TSS. TSS reimburses IB for a portion of the total cost of managing the credit portfolio. IB recognizes this credit reimbursement as a component of noninterest revenue.

(b)	Reflects an internal reorganization for escrow products from Worldwide Securities Services to Treasury Services revenue of $46 million and $52 million for the three months ended June 30, 2009 and 2008, respectively, and $91 million and $99 million for the six months ended June 30, 2009 and 2008, respectively.

(c)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

(d)	Loan balances include wholesale overdrafts, commercial card and trade finance loans.

(e)	Liability balances include deposits and deposits swept to on–balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.

Quarterly results
Net income was $379 million, a decrease of $46 million, or 11%, from the prior year, driven by lower net revenue offset partially by lower noninterest expense.
Net revenue was $1.9 billion, a decrease of $119 million, or 6%, from the prior year. Worldwide Securities Services net revenue was $966 million, a decrease of $148 million, or 13%, from the prior year. The decrease was driven by the effect of market depreciation on assets under custody and lower securities lending balances, primarily as a result of declines in asset valuations and demand. Treasury Services net revenue was $934 million, an increase of $29 million, or 3%, reflecting growth across cash management products and higher trade revenue driven by wider spreads, partially offset by spread compression on deposit products. TSS firmwide net revenue, which includes net revenue recorded in other lines of business, was $2.6 billion, a decrease of $79 million, or 3%, compared with the prior year, primarily due to declines in Worldwide Securities Services. Treasury Services firmwide net revenue grew to $1.7 billion, an increase of $69 million, or 4%, from the prior year.
The provision for credit losses was a benefit of $5 million, compared with an expense of $7 million in the prior year.
Noninterest expense was $1.3 billion, a decrease of $29 million, reflecting lower headcount-related expense, partially offset by higher FDIC insurance premiums.
Year-to-date results
Net income was $687 million, a decrease of $141 million, or 17%, from the prior year, driven by lower net revenue offset partially by lower noninterest expense.
Net revenue was $3.7 billion, a decrease of $211 million, or 5%, from the prior year. Worldwide Securities Services net revenue was $1.9 billion, a decrease of $311 million, or 14%, from the prior year. The decrease was driven by the effect of market depreciation on assets under custody and lower securities lending balances, primarily as a result of declines in asset valuations and demand. Treasury Services net revenue was $1.9 billion, an increase of $100 million, or 6%, reflecting growth across cash management products and higher trade revenue driven by wider spreads, partially offset by spread compression on deposit products. TSS firmwide net revenue, which includes net revenue recorded in other lines of business, was $5.2 billion, a decrease of $148 million, or 3%, compared with the prior year; primarily due to declines in Worldwide Securities Services. Treasury Services firmwide net revenue grew to $3.3 billion, an increase of $163 million, or 5%, from the prior year.
The provision for credit losses was a benefit of $11 million, compared with an expense of $19 million in the prior year.
Noninterest expense was $2.6 billion, an increase of $62 million, reflecting higher FDIC insurance premiums, partially offset by lower headcount-related expense.
TSS firmwide metrics
TSS firmwide metrics include revenue recorded in the CB, Retail Banking and AM lines of business and excludes foreign exchange (“FX”) revenue recorded in IB for TSS-related FX activity. In order to capture the firmwide impact of TS and TSS products and revenue, management reviews firmwide metrics – such as liability balances, revenue and overhead ratios – in assessing financial performance for TSS. Firmwide metrics are necessary in order to understand the aggregate TSS business.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios and where otherwise noted)	2009	2008	Change	2009	2008	Change

TSS firmwide disclosures
Treasury Services revenue — reported(a)	$934	$905	3%	$1,865	$1,765	6%
Treasury Services revenue reported in Commercial Banking	679	630	8	1,325	1,246	6
Treasury Services revenue reported in other lines of business	63	72	(13)	125	141	(11)

Treasury Services firmwide revenue(a)(b)	1,676	1,607	4	3,315	3,152	5
Worldwide Securities Services revenue(a)	966	1,114	(13)	1,856	2,167	(14)

Treasury & Securities Services firmwide revenue(b)	$2,642	$2,721	(3)	$5,171	$5,319	(3)

Treasury Services firmwide liability balances (average)(c)(d)	$258,312	$252,625	2	$273,892	$247,897	10
Treasury & Securities Services firmwide liability balances (average)(c)	339,992	367,670	(8)	365,584	360,758	1

TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(e)	51%	53%		52%	53%
Treasury & Securities Services firmwide overhead ratio(e)	59	58		61	58

Firmwide business metrics
Assets under custody (in billions)	$13,748	$15,476	(11)	$13,748	$15,476	(11)

Number of:
U.S.$ ACH transactions originated (in millions)	978	993	(2)	1,956	1,997	(2)
Total U.S.$ clearing volume (in thousands)	28,193	29,063	(3)	55,379	57,119	(3)
International electronic funds transfer volume (in thousands)(f)	47,096	41,432	14	91,461	81,471	12
Wholesale check volume (in millions)	572	618	(7)	1,140	1,241	(8)
Wholesale cards issued (in thousands)(g)	23,744	19,917	19	23,744	19,917	19

Credit data and quality statistics
Net charge-offs (recoveries)	$17	$(2)	NM	$19	$(2)	NM
Nonperforming loans	14	—	NM	14	—	NM
Allowance for credit losses:
Allowance for loan losses	15	40	(63)	15	40	(63)
Allowance for lending-related commitments	92	33	179	92	33	179

Total allowance for credit losses	107	73	47	107	73	47

Net charge-off (recovery) rate	0.39%	(0.03)%		0.20%	(0.02)%
Allowance for loan losses to period-end loans	0.08	0.15		0.08	0.15
Allowance for loan losses to average loans	0.09	0.17		0.08	0.17
Allowance for loan losses to nonperforming loans	107	NM		107	NM
Nonperforming loans to period-end loans	0.08	—		0.08	—
Nonperforming loans to average loans	0.08	—		0.07	—

(a)	Reflects an internal reorganization for escrow products, from Worldwide Securities Services to Treasury Services revenue, of $46 million and $52 million for the three months ended June 30, 2009 and 2008, respectively, and $91 million and $99 million for the six months ended June 30, 2009 and 2008, respectively.

(b)	TSS firmwide FX revenue includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB. However, some of the FX revenue associated with TSS customers who are FX customers of IB is not included in TS and TSS firmwide revenue. These amounts were $191 million and $222 million, for the three months ended June 30, 2009 and 2008, respectively, and $345 million and $413 million for the six months ended June 30, 2009 and 2008, respectively.

(c)	Firmwide liability balances include liability balances recorded in Commercial Banking.

(d)	Reflects an internal reorganization for escrow products, from Worldwide Securities Services to Treasury Services liability balances, of $14.9 billion and $21.9 billion for the three months ended June 30, 2009 and 2008, respectively, and $16.5 billion and $21.7 billion for the six months ended June 30, 2009 and 2008, respectively.

(e)	Overhead ratios have been calculated based on firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in IB for TSS-related FX activity are not included in this ratio.

(f)	International electronic funds transfer includes non-U.S. dollar ACH and clearing volume.

(g)	Wholesale cards issued include domestic commercial, stored value, prepaid and government electronic benefit card products.
ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 58-60 of JPMorgan Chase’s 2008 Annual Report and on page 6 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Revenue
Asset management, administration and commissions	$1,315	$1,573	(16)%	$2,546	$3,104	(18)%
All other income	253	130	95	322	189	70

Noninterest revenue	1,568	1,703	(8)	2,868	3,293	(13)
Net interest income	414	361	15	817	672	22

Total net revenue	1,982	2,064	(4)	3,685	3,965	(7)

Provision for credit losses	59	17	247	92	33	179

Noninterest expense
Compensation expense	810	886	(9)	1,610	1,711	(6)
Noncompensation expense	525	494	6	1,004	971	3
Amortization of intangibles	19	20	(5)	38	41	(7)

Total noninterest expense	1,354	1,400	(3)	2,652	2,723	(3)

Income before income tax expense	569	647	(12)	941	1,209	(22)
Income tax expense	217	252	(14)	365	458	(20)

Net income	$352	$395	(11)	$576	$751	(23)

Revenue by client segment
Private Bank(a)	$640	$708	(10)	$1,223	$1,304	(6)
Institutional	487	472	3	947	962	(2)
Retail	411	490	(16)	664	956	(31)
Private Wealth Management(a)	334	356	(6)	646	705	(8)
Bear Stearns Private Client Services	110	38	189	205	38	439

Total net revenue	$1,982	$2,064	(4)	$3,685	$3,965	(7)

Financial ratios
ROE	20%	31%		17%	30%
Overhead ratio	68	68		72	69
Pretax margin ratio(b)	29	31		26	30

(a)	In the third quarter of 2008, certain clients were transferred from Private Bank to Private Wealth Management. Prior periods have been revised to conform to this change.

(b)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was $352 million, a decrease of $43 million, or 11%, from the prior year, due to lower net revenue and higher provision for credit losses offset partially by lower noninterest expense
Net revenue was $2.0 billion, a decrease of $82 million, or 4%, from the prior year. Noninterest revenue was $1.6 billion, a decrease of $135 million, or 8%, due to the effect of lower market levels and lower placement fees; these effects were offset partially by higher valuations of seed capital investments. Net interest income was $414 million, up by $53 million, or 15%, from the prior year, predominantly due to wider loan and deposit spreads and higher deposit balances.
Private Bank revenue decreased by 10% to $640 million due to the effect of lower market levels and lower placement fees, largely offset by wider loan and deposit spreads. Institutional revenue increased by 3% to $487 million, due to higher valuations of seed capital investments, largely offset by the effect of lower market levels. Retail revenue decreased by 16% to $411 million, due to the effect of lower market levels and net equity outflows, partially offset by higher valuations of seed capital investments. Private Wealth Management revenue decreased by 6% to $334 million, due to the effect of lower market levels and narrower deposit spreads. Bear Stearns Private Client Services contributed $110 million to revenue.
The provision for credit losses was $59 million, an increase of $42 million from the prior year, reflecting continued deterioration in the credit environment.
Noninterest expense was $1.4 billion, a decrease of $46 million, or 3%, from the prior year, due to lower performance-based compensation and lower headcount-related expense, largely offset by the impact of the Bear Stearns merger and higher FDIC insurance premiums.
Year-to-date results
Net income was $576 million, a decrease of $175 million, or 23%, from the prior year, due to lower net revenue and higher provision for credit losses offset partially by lower noninterest expense.
Net revenue was $3.7 billion, a decrease of $280 million, or 7%, from the prior year. Noninterest revenue was $2.9 billion, a decrease of $425 million, or 13%, due to the effect of lower market levels, lower performance fees and lower placement fees; these effects were offset partially by higher valuations of seed capital investments. Net interest income was $817 million, up by $145 million, or 22%, from the prior year, predominantly due to wider deposit and loan spreads and higher deposit balances.
Private Bank revenue decreased 6% to $1.2 billion due to the effect of lower market levels and lower placement fees, predominantly offset by wider deposit and loan spreads. Institutional revenue decreased 2% to $947 million due to the effect of lower market levels offset by higher valuations of seed capital investments. Retail revenue decreased by 31% to $664 million due to the effect of lower market levels and net equity outflows, partially offset by higher valuations of seed capital investments. Private Wealth Management revenue decreased 8% to $646 million due to the effect of lower market levels and net equity outflows. Bear Stearns Private Client Services contributed $205 million to revenue.
The provision for credit losses was $92 million, an increase of $59 million from the prior year, reflecting continued deterioration in the credit environment.
Noninterest expense was $2.7 billion, a decrease of $71 million, or 3%, from the prior year due to lower performance-based compensation and lower headcount-related expense, largely offset by the impact of the Bear Stearns merger and higher FDIC insurance premiums.

Business metrics
(in millions, except headcount, ratios and	Three months ended June 30,			Six months ended June 30,
ranking data, and where otherwise noted)	2009	2008	Change	2009	2008	Change

Number of:
Client advisors(a)	1,785	1,801	(1)%	1,785	1,801	(1)%
Retirement planning services participants	1,595,000	1,505,000	6	1,595,000	1,505,000	6
Bear Stearns brokers	362	326	11	362	326	11

% of customer assets in 4 & 5 Star Funds(b)	45%	40%	13	45%	40%	13
% of AUM in 1st and 2nd quartiles:(c)
1 year	62%	51%	22	62%	51%	22
3 years	69%	70%	(1)	69%	70%	(1)
5 years	80%	76%	5	80%	76%	5

Selected balance sheet data (period-end)
Loans	$35,474	$41,536	(15)	$35,474	$41,536	(15)
Equity	7,000	5,200	35	7,000	5,200	35

Selected balance sheet data (average)
Total assets	$59,334	$65,015	(9)	$58,783	$62,651	(6)
Loans	34,292	39,264	(13)	34,438	37,946	(9)
Deposits	75,355	69,975	8	78,534	69,079	14
Equity	7,000	5,066	38	7,000	5,033	39

Headcount	14,840	15,840	(6)	14,840	15,840	(6)

Credit data and quality statistics
Net charge-offs (recoveries)	$46	$2	NM	$65	$—	NM
Nonperforming loans	313	68	360	313	68	360
Allowance for loan losses	226	147	54	226	147	54
Allowance for lending-related commitments	4	5	(20)	4	5	(20)

Net charge-off (recovery) rate	0.54%	0.02%		0.38%	—%
Allowance for loan losses to period-end loans	0.64	0.35		0.64	0.35
Allowance for loan losses to average loans	0.66	0.37		0.66	0.39
Allowance for loan losses to nonperforming loans	72	216		72	216
Nonperforming loans to period-end loans	0.88	0.16		0.88	0.16
Nonperforming loans to average loans	0.91	0.17		0.91	0.18

(a)	Prior periods have been restated to conform with current methodologies.

(b)	Derived from the following rating services: Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Derived from the following rating services: Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.

Assets under supervision
Assets under supervision were $1.5 trillion, a decrease of $68 billion, or 4%, from the prior year. Assets under management were $1.2 trillion, a decrease of $14 billion, or 1%, from the prior year. The decreases were due to the effect of lower market levels and outflows from non-liquidity products, predominantly offset by liquidity product inflows. Custody, brokerage, administration and deposit balances were $372 billion, down $54 billion, due to the effect of lower market levels on brokerage and custody balances, partially offset by brokerage inflows in the Private Bank.

ASSETS UNDER SUPERVISION(a) (in billions)
As of June 30,	2009	2008

Assets by asset class

Liquidity	$617	$478
Fixed income	194	199
Equities & balanced	264	378
Alternatives	96	130

Total assets under management	1,171	1,185
Custody/brokerage/administration/deposits	372	426

Total assets under supervision	$1,543	$1,611

Assets by client segment

Institutional	$697	$645
Private Bank(b)	179	181
Retail	216	276
Private Wealth Management(b)	67	75
Bear Stearns Private Client Services	12	8

Total assets under management	$1,171	$1,185

Institutional	$697	$646
Private Bank(b)	390	415
Retail	289	357
Private Wealth Management(b)	123	133
Bear Stearns Private Client Services	44	60

Total assets under supervision	$1,543	$1,611

Assets by geographic region

U.S./Canada	$814	$771
International	357	414

Total assets under management	$1,171	$1,185

U.S./Canada	$1,103	$1,093
International	440	518

Total assets under supervision	$1,543	$1,611

Mutual fund assets by asset class
Liquidity	$569	$416
Fixed income	48	47
Equities	111	171
Alternatives	9	8

Total mutual fund assets	$737	$642

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm had a 42% and 43% ownership at June 30, 2009 and 2008, respectively.

(b)	In the third quarter of 2008, certain clients were transferred from Private Bank to Private Wealth Management. Prior periods have been revised to conform to this change.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Assets under management rollforward
Beginning balance	$1,115	$1,187	$1,133	$1,193
Net asset flows:
Liquidity	(7)	1	12	69
Fixed income	8	(1)	9	(1)
Equities, balanced and alternatives	2	(3)	(3)	(24)
Market/performance/other impacts(a)	53	1	20	(52)

Total assets under management	$1,171	$1,185	$1,171	$1,185

Assets under supervision rollforward

Beginning balance	$1,464	$1,569	$1,496	$1,572
Net asset flows	(9)	(5)	16	47
Market/performance/other impacts(a)	88	47	31	(8)

Total assets under supervision	$1,543	$1,611	$1,543	$1,611

(a)	Second quarter 2008 reflects $15 billion for assets under management and $68 billion for assets under supervision from the Bear Stearns merger on May 30, 2008.
CORPORATE / PRIVATE EQUITY
For a discussion of the business profile of Corporate/Private Equity, see pages 61-63 of JPMorgan Chase’s 2008 Annual Report.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount)	2009	2008	Change	2009	2008	Change

Revenue
Principal transactions	$1,243	$(97)	NM	$(250)	$(92)	(172)%
Securities gains	366	656	(44)%	580	698	(17)
All other income(a)	(209)	(378)	45	(228)	1,263	NM

Noninterest revenue	1,400	181	NM	102	1,869	(95)
Net interest income (expense)	865	(47)	NM	1,854	(396)	NM

Total net revenue	2,265	134	NM	1,956	1,473	33

Provision for credit losses	9	37	(76)	9	37	(76)

Noninterest expense
Compensation expense	655	611	7	1,296	1,250	4
Noncompensation expense(b)	1,319	689	91	1,664	605	175
Merger costs	143	155	(8)	348	155	125

Subtotal	2,117	1,455	45	3,308	2,010	65
Net expense allocated to other businesses	(1,253)	(1,070)	(17)	(2,532)	(2,127)	(19)

Total noninterest expense	864	385	124	776	(117)	NM

Income (loss) before income tax expense	1,392	(288)	NM	1,171	1,553	(25)
Income tax expense	584	31	NM	625	761	(18)

Net income (loss)	$808	$(319)	NM	$546	$792	(31)

Total net revenue
Private equity	$(1)	$197	NM	$(450)	$360	NM
Corporate	2,266	(63)	NM	2,406	1,113	116

Total net revenue	$2,265	$134	NM	$1,956	$1,473	33

Net income (loss)
Private equity	$(27)	$99	NM	$(307)	$156	NM
Corporate	993	122	NM	1,245	1,176	6
Merger-related items(c)	(158)	(540)	71	(392)	(540)	27

Total net income (loss)	$808	$(319)	NM	$546	$792	(31)

Headcount	21,522	22,317	(4)	21,522	22,317	(4)

(a)	Included $423 million representing the Firm’s share of Bear Stearns’ losses from April 8, to May 30, 2008, in the second quarter of 2008, and proceeds of $1.5 billion from the sale of Visa shares in its initial public offering in the first quarter of 2008.

(b)	Second quarter of 2009 included an accrual of $675 million for the FDIC special assessment. First quarter of 2008 included a release of credit card litigation reserves.

(c)	Included merger costs related to the Washington Mutual transaction, as well as items related to the Bear Stearns merger.

Quarterly results
Net income was $808 million, compared with a net loss of $319 million in the prior year.
Private Equity reported a net loss of $27 million, compared with net income of $99 million in the prior year. Net revenue was negative $1 million, a decrease of $198 million, reflecting Private Equity losses of $20 million, compared with gains of $220 million in the prior year. Noninterest expense was $42 million, a decrease of $2 million.
Net income for Corporate was $993 million, compared with net income of $122 million in the prior year. These results reflect higher levels of trading gains and investment securities income and a gain of $150 million (after tax) from the sale of MasterCard shares, partially offset by an accrual of $419 million (after tax) for the FDIC special assessment.
Year-to-date results
Net income was $546 million, compared with $792 million in the prior year.
Net loss for Private Equity was $307 million, compared with net income of $156 million in the prior year. Net revenue was negative $450 million, a decrease of $810 million, reflecting Private Equity losses of $482 million, compared with gains of $409 million. Noninterest expense was $31 million, a decrease of $88 million.
Net income for Corporate was $1.2 billion, unchanged from the prior year. Current year results reflect higher levels of trading gains and investment securities income and a gain of $150 million (after tax) from the sale of MasterCard shares, partially offset by an accrual of $419 million (after tax) for the FDIC special assessment. Prior year results included proceeds from the sale of Visa shares in its initial public offering.
Merger-related items were a net loss of $392 million, compared with a net loss of $540 million in the prior year. Bear Stearns net merger-related costs were $178 million, compared with $540 million. The prior year included a net loss of $423 million, which represented JPMorgan Chase’s 49.4% ownership in Bear Stearns’ losses from April 8 to May 30, 2008. Washington Mutual net merger-related costs were $214 million.

Selected income statement and balance sheet data	Three months ended June 30,			Six months ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change

Treasury
Securities gains(a)	$374	$656	(43)%	$588	$698	(16)%
Investment securities portfolio (average)(b)	336,263	100,481	235	301,219	91,821	228
Investment securities portfolio (ending)(b)	326,414	106,604	206	326,414	106,604	206
Mortgage loans (average)	7,228	7,004	3	7,219	6,867	5
Mortgage loans (ending)	7,368	7,150	3	7,368	7,150	3

Private equity
Realized gains	$25	$540	(95)	$40	$1,653	(98)
Unrealized gains (losses)(c)	16	(326)	NM	(393)	(1,207)	67

Total direct investments	41	214	(81)	(353)	446	NM
Third-party fund investments	(61)	6	NM	(129)	(37)	(249)

Total private equity gains (losses)(d)	$(20)	$220	NM	$(482)	$409	NM

Private equity portfolio information(e)
Direct investments
(in millions)	June 30, 2009	December 31, 2008	Change

Publicly held securities
Carrying value	$431	$483	(11)%
Cost	778	792	(2)
Quoted public value	477	543	(12)

Privately held direct securities
Carrying value	4,709	5,564	(15)
Cost	5,627	6,296	(11)

Third-party fund investments(f)
Carrying value	1,420	805	76
Cost	2,055	1,169	76

Total private equity portfolio — Carrying value	$6,560	$6,852	(4)
Total private equity portfolio — Cost	$8,460	$8,257	2

(a)	Included a $668 million gain on the sale of MasterCard shares in the second quarter of 2008. All periods reflect repositioning of the Corporate investment securities portfolio, and exclude gains/losses on securities used to manage risk associated with MSRs.

(b)	For further discussion, see “Securities” on page 49 of this Form 10-Q.

(c)	Unrealized gains (losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(d)	Included in principal transactions revenue in the Consolidated Statements of Income.

(e)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 99–114 of this Form 10-Q.

(f)	Unfunded commitments to third-party private equity funds were $1.5 billion and $1.4 billion at June 30, 2009, and December 31, 2008, respectively.
The carrying value of the private equity portfolio at June 30, 2009, was $6.6 billion, down from $6.9 billion at December 31, 2008. The portfolio represented 6.2% of the Firm’s stockholders’ equity less goodwill at June 30, 2009, up from 5.8% at December 31, 2008.
BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	June 30, 2009	December 31, 2008

Assets
Cash and due from banks	$25,133	$26,895
Deposits with banks	61,882	138,139
Federal funds sold and securities purchased under resale agreements	159,170	203,115
Securities borrowed	129,263	124,000
Trading assets:
Debt and equity instruments	298,135	347,357
Derivative receivables	97,491	162,626
Securities	345,563	205,943
Loans	680,601	744,898
Allowance for loan losses	(29,072)	(23,164)

Loans, net of allowance for loan losses	651,529	721,734
Accrued interest and accounts receivable	61,302	60,987
Goodwill	48,288	48,027
Other intangible assets	19,682	14,984
Other assets	129,204	121,245

Total assets	$2,026,642	$2,175,052

Liabilities
Deposits	$866,477	$1,009,277
Federal funds purchased and securities loaned or sold under repurchase agreements	300,931	192,546
Commercial paper and other borrowed funds	116,681	170,245
Trading liabilities:
Debt and equity instruments	56,021	45,274
Derivative payables	67,197	121,604
Accounts payable and other liabilities	171,685	187,978
Beneficial interests issued by consolidated VIEs	20,945	10,561
Long-term debt and trust preferred capital debt securities	271,939	270,683

Total liabilities	1,871,876	2,008,168
Stockholders’ equity	154,766	166,884

Total liabilities and stockholders’ equity	$2,026,642	$2,175,052

Consolidated Balance Sheets overview
The following is a discussion of the significant changes in the Consolidated Balance Sheets from December 31, 2008.
Deposits with banks; federal funds sold and securities purchased under resale agreements; securities borrowed; federal funds purchased and securities loaned or sold under repurchase agreements
The Firm utilizes deposits with banks, federal funds sold and securities purchased under resale agreements, securities borrowed, and federal funds purchased and securities loaned or sold under repurchase agreements as part of its liquidity management activities to manage the Firm’s cash positions and risk-based capital requirements and to support the Firm’s trading and risk management activities. In particular, the Firm uses securities purchased under resale agreements and securities borrowed to provide funding or liquidity to clients by purchasing and borrowing clients’ securities for the short-term. Federal funds purchased and securities loaned or sold under repurchase agreements are used as short-term funding sources for the Firm and to make securities available to clients for their short-term purposes. The decrease in deposits with banks primarily reflected lower demand for interbank lending and lower deposits with the Federal Reserve Bank relative to the elevated levels at the end of 2008. The decrease in securities purchased under resale agreements was largely due to a lower volume of excess funds available for short-term investments. The increase in securities sold under repurchase agreements was partly attributable to favorable pricing and the financing of the increase in the AFS securities portfolio. For additional information on the Firm’s Liquidity Risk Management, see pages 58-62 of this Form 10-Q.
Trading assets and liabilities — debt and equity instruments
The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist predominantly of fixed-income securities, including government and corporate debt; equity securities, including convertible securities; loans, including prime mortgage and other loans warehoused by RFS and IB for sale or securitization purposes and accounted for at fair value under SFAS 159; and physical commodities inventories. The decrease in trading assets - debt and equity instruments reflected continued balance sheet management during the period as well as the effect of the challenging capital markets environment. For additional information, refer to Note 3 and Note 5 on pages 99-114 and 116-124, respectively, of this Form 10-Q.
Trading assets and liabilities — derivative receivables and payables
Derivative instruments enable end-users to transform or mitigate exposure to credit or market risks. The value of a derivative is derived from its reference to an underlying variable or combination of variables such as interest rate, credit, foreign exchange, equity or commodity prices or indices. JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage risks of market exposures and to make investments. The majority of the Firm’s derivatives are entered into for market-making purposes. The decrease in derivative receivables and payables was primarily related to tightening credit spreads, the increase in interest rates, and volatile FX rates reflected in credit, interest rate, and foreign exchange derivatives, respectively. For additional information, refer to derivative contracts, on pages 68-70, Note 3 and Note 5 on pages 99-114 and 116-124, respectively, of this Form 10-Q.
Securities
Almost all of the securities portfolio is classified as AFS and is used predominantly to manage the Firm’s exposure to interest rate movements, as well as to make strategic longer-term investments. The Firm purchased a significant amount of residential mortgage-backed securities, a majority of which are guaranteed by the U.S. Federal Government, to position the Firm for the declining interest rate environment. The increase in securities was partially offset by sales of higher coupon instruments as part of this positioning as well as prepayments and maturities. For additional information related to securities, refer to the Corporate/Private Equity segment on pages 46-48, Note 3 and Note 11 on pages 99-114 and 129-134, respectively, of this Form 10-Q.
Loans and allowance for loan losses
The Firm provides loans to a variety of customers, from large corporate and institutional clients to individual consumers. Loans decreased largely as a result of declines across all the lines of business, reflecting lower customer demand in the wholesale businesses, the seasonal decline in credit card receivables, credit card securitization activities, and paydowns and charge-offs across all major loan portfolios.
Both the consumer and wholesale components of the allowance for loan losses increased, as weak economic conditions and housing price declines continued to drive an increase in estimated losses for most of the Firm’s loan portfolios. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 62-80, and Notes 3, 4, 13 and 14 on pages 99-114, 114-116, 135-138 and 139, respectively, of this Form 10-Q.
Accrued interest and accounts receivable; accounts payable and other liabilities
The Firm’s accrued interest and accounts receivable consist of accrued interest receivables from interest-earning assets; receivables from customers (primarily from activities related to IB’s Prime Services business); receivables from brokers, dealers and clearing organizations; and receivables from failed securities sales. The Firm’s accounts payable and other liabilities consist of accounts payable to customers (primarily from activities related to IB’s Prime Services business), payables to brokers, dealers and clearing organizations; payables from failed securities purchases; accrued expense, including for interest-bearing liabilities; and all other liabilities, including obligations to return securities received as collateral. The decrease in accounts payable and other liabilities partly reflected lower customer payables in IB’s Prime Services business and slight declines in accounts payable and payables related to unsettled trades.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The increase in goodwill was largely due to purchase accounting adjustments related to the Bear Stearns merger as well as an acquisition of a commodities business by IB. For additional information, see Note 17 on pages 153-156 of this Form 10-Q.

Other intangible assets
The Firm’s other intangible assets consist of MSRs, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles, and other intangibles. MSRs increased due to markups in the fair value of the MSR asset due primarily to market interest rate and other changes impacting the Firm’s estimate of future prepayments, as well as sales in RFS of originated loans for which servicing rights were retained. These increases were offset partially by servicing portfolio run-off. The decrease in the other intangible assets primarily reflects amortization expense associated with credit card-related intangibles, core deposit intangibles, and other intangibles. For additional information on MSRs and other intangible assets, see Note 17 on pages 153-156 of this Form 10-Q.
Deposits
The Firm’s deposits represent a liability to customers, both retail and wholesale, related to non-brokerage funds held on their behalf. Deposits are classified by location (U.S. and non-U.S.), whether they are interest- or noninterest-bearing, and by type (i.e., demand, money market, savings, time or negotiable order of withdrawal accounts). Deposits help provide a stable and consistent source of funding for the Firm. Wholesale deposits declined in TSS from the elevated levels at December 31, 2008, reflecting the continued normalization of deposit levels following the strong inflows as a result of the heightened volatility and credit concerns affecting the markets during the latter part of 2008. For more information on deposits, refer to the RFS, TSS and AM segment discussions on pages 24-31, 39-42 and 42-46, respectively; the Liquidity Risk Management discussion on pages 58-62; and Note 18 on page 156 of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 36-38 and 39-42, respectively, of this Form 10-Q.
Commercial paper and other borrowed funds
The Firm utilizes commercial paper and other borrowed funds as part of its liquidity management activities to meet short-term funding needs, and in connection with a TSS liquidity management product whereby excess client funds, are transferred into commercial paper overnight sweep accounts. The decrease in other borrowed funds was predominantly due to the absence of borrowings from the Federal Reserve under the Term Auction Facility program and lower advances from Federal Home Loan Banks. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 58-62, and Note 19 on page 156 of this Form 10-Q.
Beneficial interests issued by consolidated VIEs
JPMorgan Chase utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner and to issue guaranteed capital debt securities. The Firm consolidates the VIEs if the Firm will absorb a majority of the expected losses of the VIEs, receive the majority of the expected residual returns of the VIEs, or both. Included in the caption “beneficial interests issued by consolidated VIEs” are the interest-bearing beneficial interest liabilities issued by the consolidated VIEs. During the second quarter of 2009, the Firm consolidated a multi-seller conduit and a credit card loan securitization trust (Washington Mutual Master Trust). As a result the beneficial interests issued by consolidated VIEs increased. For additional information on the Firm-sponsored VIEs and loan securitization trusts, see Off-Balance Sheet Arrangements and Contractual Cash Obligations on pages 51-53, and Note 15 and Note 16 on pages 139-147 and pages 148-153 respectively, of this Form 10-Q.
Long-term debt and trust preferred capital debt securities
The Firm utilizes long-term debt and trust preferred capital debt securities to provide cost-effective and diversified sources of funds and as critical components of the Firm’s liquidity and capital management. Long-term debt increased slightly, predominantly due to new issuances. The Firm also issued €2.0 billion ($2.6 billion) and $5.5 billion of non-FDIC guaranteed debt in the European and U.S. markets, respectively. Issuing non-FDIC guaranteed debt was a prerequisite to be eligible to redeem the $25.0 billion of Series K preferred stock. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 58-62 of this Form
10-Q.
Stockholders’ equity
The decrease in total stockholders’ equity was largely due to the redemption of the $25.0 billion Series K preferred stock issued to the U.S. Treasury pursuant to TARP and the declaration of cash dividends on preferred and common stock. The decrease was offset partially by the $5.8 billion of common equity raised to satisfy a supervisory condition requiring the Firm to demonstrate it could access the equity capital markets in order to be eligible to redeem the Series K preferred stock; net issuances under the Firm’s employee stock-based compensation plans; net income for the first six months of 2009; and net unrealized gains recorded within accumulated other comprehensive income related to AFS securities. For a further discussion, see the Capital Management section on pages 53-57, Note 20 on page 157 and Note 22 on page 159 of this Form 10-Q.

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
Special-purpose entities
The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors in the form of commercial paper, short-term asset-backed notes, medium-term asset-backed notes and other forms of interest. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.
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
During the quarter ended June 30, 2009, the overall performance of the Firm’s credit card securitization trusts declined primarily due to the increase in credit losses incurred on the underlying credit card receivables. As a result, the Firm took certain actions related to both the Chase Issuance Trust (the “Trust”) and the Washington Mutual Master Trust (the “WMM Trust”). These actions and their impact on the Firm’s Consolidated Balance Sheets and results of operations are further discussed in Note 15 on pages 139-147 of this Form 10-Q.
The Firm does not currently expect to take any additional actions that would require it to consolidate any of the Firm’s remaining nonconsolidated securitization QSPEs or SPEs through December 31, 2009. Upon the Firm’s adoption of SFAS 166 and 167 effective January 1, 2010, the Firm will be required to evaluate all sponsored securitization QSPEs and other SPEs for consolidation. For additional information about the potential impact of SFAS 166 and 167, see Accounting and Reporting Developments on pages 90-91 of this Form 10-Q.
The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees.
Certain mortgage loans that were sold to off-balance sheet SPEs in which the Firm continues to service the loans are modified. These modifications have been made in conjunction with the U.S. Treasury’s “Making Home Affordable Plan” as well as to a lesser extent the American Securitization Forum’s “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans”. See Consumer Credit Portfolio on pages 72-73 for more details on the loan modifications.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., were downgraded below specific levels, primarily “P-1”, “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $44.0 billion and $61.0 billion at June 30, 2009, and December 31, 2008, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitments; or, in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. The Firm’s commitments to SPEs are included in other unfunded commitments to extend credit and asset purchase agreements, as shown in the Off-balance sheet lending-related financial instruments and guarantees table on page 53 of this Form 10-Q.

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

Revenue from VIEs and QSPEs	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

VIEs(a)
Multi-seller conduits	$136	$67	$256	$124
Investor intermediation	20	8	40	5

Total VIEs	156	75	296	129
QSPEs(b)	587	357	1,210	682

Total	$743	$432	$1,506	$811

(a)	Includes revenue associated with consolidated VIEs and significant nonconsolidated VIEs.

(b)	Excludes servicing revenue from loans sold to and securitized by third parties. The prior-period amount has been revised to conform to the current-period presentation.
Off—balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments) and guarantees to meet customer financing needs. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees historically expire without being drawn, and an even higher proportion expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Note 5 and Note 24 on pages 116-124 and 160-163, respectively, of this Form 10-Q, and Credit Risk Management on page 90 and Note 32 and Note 33 on pages 202-210 of JPMorgan Chase’s 2008 Annual Report.
The following table presents the contractual amounts of off-balance sheet lending-related financial instruments and guarantees for the periods indicated. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law. Asset purchase agreements are agreements to the Firm’s administered multi-seller, asset-backed commercial paper conduits. It includes asset purchase agreements to other third-party entities of $95 million at June 30, 2009, and $96 million at December 31, 2008. It excludes $9.8 billion at June 30, 2009, related to the consolidation of a multi-seller conduit in accordance with FIN 46R, as the underlying assets are reported in the Firm’s consolidated balance sheet. The maturity is based upon the weighted-average life of the underlying assets in the SPE, which are based upon the remainder of each conduit transaction’s committed liquidity plus either the expected weighted average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market.

	June 30, 2009					Dec. 31, 2008
		Due after	Due after
		1 year	3 years
By remaining maturity	Due in 1	through	through	Due after
(in millions)	year or less	3 years	5 years	5 years	Total	Total

Lending-related
Consumer:
Credit card	$607,949	$—	$—	$—	$607,949	$623,702
Home equity	854	3,501	11,943	54,344	70,642	95,743
Other	19,001	475	157	1,058	20,691	22,062

Total consumer	$627,804	$3,976	$12,100	$55,402	$699,282	$741,507

Wholesale:
Other unfunded commitments to extend credit(a)(b)	62,012	82,704	34,964	5,320	185,000	189,563
Asset purchase agreements	9,962	16,607	3,155	286	30,010	53,729
Standby letters of credit and other financial guarantees(a)(c)(d)	25,103	41,398	20,285	2,667	89,453	95,352
Unused advised lines of credit	28,495	5,828	168	646	35,137	36,300
Other letters of credit(a)(c)	3,496	575	290	30	4,391	4,927

Total wholesale	129,068	147,112	58,862	8,949	343,991	379,871

Total lending-related	$756,872	$151,088	$70,962	$64,351	$1,043,273	$1,121,378

Other guarantees
Securities lending guarantees(e)	$153,940	$—	$—	$—	$153,940	$169,281
Residual value guarantees	—	670	—	—	670	670
Derivatives qualifying as guarantees(f)	9,896	11,067	33,117	31,635	85,715	83,835

(a)	Represents the contractual amount net of risk participations totaling $27.1 billion and $28.3 billion at June 30, 2009, and December 31, 2008, respectively. In regulatory filings with the Federal Reserve Board, these commitments are shown gross of risk participations.

(b)	Excludes unfunded commitments to third-party private equity funds of $1.5 billion and $1.4 billion at June 30, 2009, and December 31, 2008, respectively. Also excludes unfunded commitments for other equity investments of $921 million and $1.0 billion at June 30, 2009, and December 31, 2008, respectively.

(c)	JPMorgan Chase held collateral relating to $29.2 billion and $31.0 billion of standby letters of credit and $1.3 billion and $1.0 billion of other letters of credit at June 30, 2009, and December 31, 2008, respectively.

(d)	Includes unissued standby letters-of-credit commitments of $37.5 billion and $39.5 billion at June 30, 2009, and December 31, 2008, respectively.

(e)	Collateral held by the Firm in support of securities lending indemnification agreements was $157.0 billion and $170.1 billion at June 30, 2009, and December 31, 2008, respectively. Securities lending collateral is comprised primarily of cash, securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 32 and Note 33 on pages 202–210 of JPMorgan Chase’s 2008 Annual Report, and Note 24 on pages 160-163 of this Form 10-Q.
CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2008, and should be read in conjunction with Capital Management on pages 70–73 of JPMorgan Chase’s 2008 Annual Report.
The Firm’s capital management framework is intended to ensure that there is capital sufficient to support the underlying risks of the Firm’s business activities and to maintain “well-capitalized” status under regulatory requirements. In addition, the Firm holds capital above these requirements in amounts deemed appropriate to achieve its regulatory and debt rating objectives. The process of assigning equity to the lines of business is integrated into the Firm’s capital framework and overseen by the Asset-Liability Committee (“ALCO”).
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

In accordance with SFAS 142, the lines of business perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical Accounting Estimates Used by the Firm and Note 18 on pages 110–111 and 186–187, respectively, of JPMorgan Chase’s 2008 Annual Report, and Note 17 on pages 153–156 of this Form 10-Q.

Line of business equity
(in billions)	June 30, 2009	December 31, 2008

Investment Bank	$33.0	$33.0
Retail Financial Services	25.0	25.0
Card Services	15.0	15.0
Commercial Banking	8.0	8.0
Treasury & Securities Services	5.0	4.5
Asset Management	7.0	7.0
Corporate/Private Equity	53.6	42.4

Total common stockholders’ equity	$146.6	$134.9

Line of business equity	Average for the period
(in billions)	2Q09	4Q08	2Q08

Investment Bank	$33.0	$33.0	$23.3
Retail Financial Services	25.0	25.0	17.0
Card Services	15.0	15.0	14.1
Commercial Banking	8.0	8.0	7.0
Treasury & Securities Services	5.0	4.5	3.5
Asset Management	7.0	7.0	5.1
Corporate/Private Equity	47.9	46.3	56.4

Total common stockholders’ equity	$140.9	$138.8	$126.4

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying the Firm’s business activities, utilizing internal risk-assessment methodologies. The Firm assigns economic capital primarily based on four risk factors: credit, market, operational and private equity risk. In the first half of 2009, the growth in economic risk capital was driven by higher credit risk capital, which increased predominantly due to continued deterioration in the credit environment, partially offset by lower derivative exposure.

Economic risk capital	Quarterly Averages
(in billions)	2Q09	4Q08	2Q08

Credit risk	$51.9	$46.3	$34.8
Market risk	15.7	14.0	8.5
Operational risk	8.4	7.5	5.8
Private equity risk	4.5	5.6	5.0

Economic risk capital	80.5	73.4	54.1
Goodwill	48.3	46.8	45.8
Other(a)	12.1	18.6	26.5

Total common stockholders’ equity	$140.9	$138.8	$126.4

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
The “well–capitalized” and minimum capital and leverage ratios applicable to a bank holding company under U.S. banking regulatory agency definitions are listed in the table below. In connection with the U.S Government’s recent Supervisory Capital Assessment Program, U.S. banking regulators have developed a new measure of capital called Tier 1 common, which is defined as Tier 1 capital less elements of capital not in the form of common equity, including qualifying perpetual preferred stock, qualifying minority interest in subsidiaries and qualifying trust preferred capital debt securities.

The following table presents the capital ratios for JPMorgan Chase and its significant banking subsidiaries at June 30, 2009, and December 31, 2008. The Firm and its significant banking subsidiaries exceeded all well-capitalized regulatory thresholds for all periods presented.

	Tier 1					Adjusted	Tier 1	Tier 1	Total	Tier 1
	common	Tier 1			Risk-weighted	average	common	capital	capital	leverage
(in mllions, except ratios)	capital	capital		Total capital	assets(f)	assets(g)	ratio	ratio	ratio	ratio

June 30, 2009(a)
JPMorgan Chase & Co.	$96,850	$122,174	(c)(d)(e)	$167,767	$1,260,237	$1,969,339	7.7%	9.7%	13.3%	6.2%
JPMorgan Chase Bank, N.A.	100,643	101,598		142,825	1,091,658	1,645,827	9.2	9.3	13.1	6.2
Chase Bank USA, N.A.	11,107	11,107		13,895	117,250	80,020	9.5	9.5	11.9	13.9

December 31, 2008(a)
JPMorgan Chase & Co.	$86,908	$136,104		$184,720	$1,244,659	$1,966,895	7.0%	10.9%	14.8%	6.9%
JPMorgan Chase Bank, N.A.	99,571	100,594		143,854	1,153,039	1,705,750	8.6	8.7	12.5	5.9
Chase Bank USA, N.A.	11,190	11,190		12,901	101,472	87,286	11.0	11.0	12.7	12.8

Well-capitalized ratios(b)							NA	6.0%	10.0%	5.0	%(h)
Minimum capital ratios(b)							NA	4.0	8.0	3.0	(i)

(a)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

(c)	The Federal Reserve granted the Firm, for a period of 18 months following the Bear Stearns merger, relief up to a certain specified amount and subject to certain conditions from the Federal Reserve’s risk-based capital and leverage requirements with respect to Bear Stearns’ risk-weighted assets and other exposures acquired. The OCC granted JPMorgan Chase Bank, N.A. similar relief from its risk-based capital and leverage requirements. The relief ends September 30, 2009. Commencing in the second quarter of 2009, the Firm no longer adjusts its risk-based capital ratios to take into account the relief in the calculation of its risk-based capital ratios as of June 30, 2009.

(d)	On May 12, 2009, the Firm increased the required enhancement level underlying each tranche of outstanding notes issued by the Chase Issuance Trust (the “Trust”). On June 1, 2009, the Firm began designating as “discount receivables” a percentage of new card receivables for inclusion in the Trust, which is expected to increase the yield in the Trust. The impact of these actions added $40 billion of risk-weighted assets for regulatory purposes, which decreased the Tier 1 capital ratio by approximately 40 basis points in the second quarter of 2009; this impact is included in the table above. Therefore, the consolidation of the Trust upon the implementation of SFAS 167 on January 1, 2010, will not have an additional impact on risk-weighted assets, but it will have an incremental impact on Tier 1 capital due to the effect of consolidating the assets and liabilities for GAAP at their assumed carrying values, including the establishment of loan loss reserves, at the adoption date. This incremental impact to the Tier 1 capital ratio expected as a result of the consolidation of the Trust in accordance with SFAS 166 and SFAS 167 is included in the consolidation analysis discussed in footnote (e) below. For further discussion of the Trust, see Note 15 on pages 139–147 of this Form 10-Q.

(e)	The FASB issued SFAS 166 and SFAS 167, which amend both SFAS 140 and FIN 46R and impacts the accounting for transactions that involve QSPEs and VIEs. Based on the provisions of SFAS 166 and SFAS 167 and the Firm’s interpretation of the new requirements, the Firm estimates that the impact of consolidation of the Firm’s QSPEs and VIEs upon implementation in the first quarter of 2010, in accordance with those amendments, could be up to $130.0 billion of assets and liabilities and an increase to risk-weighted assets of up to $30 billion; the resulting decrease in the Tier 1 capital ratio could be approximately 40 basis points. The ultimate impact could differ significantly due to ongoing interpretations of the final rules and market conditions.

(f)	Includes off–balance sheet risk-weighted assets at June 30, 2009, of $370.0 billion, $315.1 billion and $49.3 billion, and at December 31, 2008, of $357.5 billion, $332.2 billion and $18.6 billion, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

(g)	Adjusted average assets, for purposes of calculating the leverage ratio, include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(h)	Represents requirements for banking subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(i)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4%, depending on factors specified in regulations issued by the Federal Reserve and OCC.

Note:	Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $920 million at June 30, 2009, and $1.1 billion at December 31, 2008. Additionally, the Firm had deferred tax liabilities resulting from tax-deductible goodwill of $1.6 billion at both June 30, 2009, and December 31, 2008.

The following table presents the components of the Firm’s Tier 1 common capital, Tier 1 capital and Total capital.

	June 30,	December 31,
(in millions)	2009	2008

Tier 1 capital
Tier 1 common capital:
Common stockholders’ equity	$146,614	$134,945
Effect of certain items in accumulated other comprehensive income (loss) excluded from Tier 1 common equity	3,332	5,084

Adjusted common stockholders’ equity	149,946	140,029
Less: Goodwill(a)	46,673	46,417
SFAS 157 DVA	1,838	2,358
Investments in certain subsidiaries	693	679
Other intangible assets	3,892	3,667

Tier 1 common capital	96,850	86,908

Preferred stock	8,152	31,939
Qualifying hybrid securities and minority interest(b)	17,172	17,257

Total Tier 1 capital	122,174	136,104

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	29,759	31,659
Qualifying allowance for credit losses	16,035	17,187
Adjustment for investments in certain subsidiaries and other	(201)	(230)

Tier 2 capital	45,593	48,616

Total qualifying capital	$167,767	$184,720

(a)	The goodwill balance is net of any associated deferred tax liability. The prior period has been revised to conform with the current presentation.

(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
The Firm’s Tier 1 common capital was $96.9 billion at June 30, 2009, compared with $86.9 billion at December 31, 2008, an increase of $10.0 billion. The increase was due to a $5.8 billion issuance of common stock, net income of $4.9 billion and net issuances of common stock under the Firm’s employee stock-based compensation plans of $1.3 billion, partially offset by $1.4 billion of dividends and the $1.1 billion one-time noncash adjustment to common stockholders’ equity related to the redemption of the $25.0 billion of Series K preferred stock issued to the U.S. Treasury under the Capital Purchase Program. On June 5, 2009, the Firm issued $5.8 billion, or 163 million shares of common stock to satisfy a regulatory supervisory condition requiring the Firm to demonstrate it could access the equity capital markets in order to be eligible to redeem the Series K preferred stock that was issued to the U.S. Treasury. The proceeds from this issuance were used for general corporate purposes. The Firm’s Tier 1 capital was $122.2 billion at June 30, 2009, compared with $136.1 billion at December 31, 2008, a decrease of $13.9 billion. The decrease in Tier 1 capital reflects the aforementioned redemption of the Series K preferred stock, partially offset by the increase in Tier 1 common capital. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 30 on pages 200-201 of JPMorgan Chase’s 2008 Annual Report.
Capital Purchase Program
Pursuant to the Capital Purchase Program, on October 28, 2008, the Firm issued to the U.S. Treasury, for total proceeds of $25.0 billion, (i) 2.5 million shares of Series K preferred stock, and (ii) a warrant to purchase up to 88,401,697 shares of the Firm’s common stock, at the exercise price of $42.42 per share, subject to certain antidilution and other adjustments. On June 17, 2009, the Firm redeemed all of the outstanding shares of Series K preferred stock, and repaid the full $25.0 billion principal amount together with accrued dividends. Following discussions with the U.S. Treasury regarding the warrant, on July 7, 2009, JPMorgan Chase notified the U.S. Treasury that it had revoked its warrant repurchase notice. JPMorgan Chase understands, based on the U.S. Treasury’s public statements, that the U.S. Treasury intends to pursue a public auction of the warrant. The U.S. Treasury has advised JPMorgan Chase that the Firm will be permitted to participate in any such auction.
Basel II
The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (“Basel II”), and in December 2007, U.S. banking regulators published a final Basel II rule. The final U.S. rule will require JPMorgan Chase to implement Basel II at the holding company level, as well as at certain key U.S. bank subsidiaries. The U.S. implementation timetable consists of a qualification period, starting any time between April 1, 2008, and April 1, 2010, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on current (“Basel I”) regulations. JPMorgan Chase expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required. Equity requirements calculated in accordance with Basel II are expected to be more dynamic over time than equity requirements calculated under Basel I, because the drivers of such equity requirements are intended to be a more dynamic reflection of the Firm’s risk profile and balance sheet composition. For additional information, see Basel II, on page 72 of JPMorgan Chase’s 2008 Annual Report.
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
JPMorgan Securities and J.P. Morgan Clearing Corp. have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At June 30, 2009, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, of $7.3 billion exceeded the minimum requirement by $6.7 billion. In addition to its net capital requirements, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion as determined, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of June 30, 2009, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements. At June 30, 2009, J.P. Morgan Clearing Corp.’s net capital, as defined by the Net Capital Rule, of $4.7 billion exceeded the minimum requirement by $3.2 billion.
Dividends
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009. The action will enable the Firm to retain approximately $5 billion in common equity per year and was taken in order to help ensure that the Firm’s balance sheet retained the capital strength necessary should economic conditions further deteriorate. The Firm intends to return to a more normalized dividend payout ratio as soon as feasible after the environment has stabilized. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.38 per share for each quarter of 2008.
During the period that shares of the Series K preferred stock were outstanding, no dividends could be declared or paid on stock ranking junior or equally with the Series K preferred stock, unless all accrued and unpaid dividends for all past dividend periods on the Series K preferred stock were fully paid. Also, the U.S. Treasury’s consent was required until October 28, 2011, for any increase in dividends on the Firm’s common stock above $0.38 per share. As a result of the redemption of the Series K preferred stock, JPMorgan Chase is no longer subject to these restrictions. The Firm’s ability to pay dividends is subject to other regulatory restrictions. For information regarding these restrictions on the payment of dividends, see Note 29 on page 199 of JPMorgan Chase’s 2008 Annual Report.
Stock repurchases
The Firm has a stock repurchase program pursuant to which it is authorized to repurchase shares of its stock. During the period that shares of the Series K preferred stock were outstanding, the Firm could not repurchase or redeem any common stock or other equity securities of the Firm, or any trust preferred capital debt securities issued by the Firm or any of its affiliates, without the prior consent of the U.S. Treasury (other than (i) repurchases of the Series K preferred stock and (ii) repurchases of junior preferred shares or common stock in connection with any employee benefit plan in the ordinary course of business consistent with past practice) until October 28, 2011. As a result of the redemption of the Series K preferred stock, JPMorgan Chase is no longer subject to this restriction. During the three and six months ended June 30, 2009 and 2008, the Firm did not repurchase any shares other than the redemption of the Series K preferred stock. As of June 30, 2009, $6.2 billion of authorized repurchase capacity remained under the current $10.0 billion stock repurchase program. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 179-180 of this Form 10-Q.
The authorization to repurchase stock will be utilized at management’s discretion, and the timing of purchases and the exact number of shares purchased will depend on any limitations on the Firm’s ability to repurchase its stock, market conditions and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time.

RISK MANAGEMENT
Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. In addition, this framework recognizes the diversity among the Firm’s core businesses, which helps reduce the impact of volatility in any particular area on the Firm’s operating results as a whole. There are eight major risk types identified in the business activities of the Firm: liquidity, credit, market, interest rate, operational, legal and reputation, fiduciary, and private equity risk.
For further discussion of these risks, see pages 74—106 of JPMorgan Chase’s 2008 Annual Report and the information below.
LIQUIDITY RISK MANAGEMENT
The following discussion of JPMorgan Chase’s liquidity risk management framework highlights developments since December 31, 2008, and should be read in conjunction with pages 76—80 of JPMorgan Chase’s 2008 Annual Report.
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
Recent events
On February 23, 2009, JPMorgan Chase announced a reduction in the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009. This action will enable the Firm to retain approximately $5 billion in common equity per year. For additional information, see Capital Management — Dividends, on page 57 of this Form 10-Q.
On March 30, 2009, the Federal Reserve announced that effective April 27, 2009, it will reduce the amount it will lend against certain loans pledged as collateral to the Federal Reserve Banks for discount window or payment system risk purposes, to reflect recent trends in the values of those types of loans. JPMorgan Chase maintains sufficient levels of eligible collateral to pledge to the Federal Reserve to replace the announced reduction in collateral value and, accordingly, this change by the Federal Reserve did not have a material impact on the Firm’s aggregate funding capacity.
The Firm believes its liquidity position is strong, based on its liquidity metrics as of June 30, 2009. The Firm believes that its unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations. JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets. In addition, during the first half of 2009, the Firm raised funds at the parent holding company in excess of its minimum threshold to cover its obligations and those of its unfunded subsidiaries maturing over the next 12 months. The redemption of the $25.0 billion of Series K preferred stock did not have a significant impact on the liquidity of the Firm, as the Firm had previously raised excess liquidity in the capital markets in anticipation of such redemption.

Funding
Sources of funds
The deposits held by the RFS, CB, TSS and AM lines of business are generally a consistent source of funding for JPMorgan Chase Bank, N.A. As of June 30, 2009, total deposits for the Firm were $866.5 billion. During the latter half of 2008, the Firm’s deposits increased due in part to heightened volatility and credit concerns in the markets. As some of those credit concerns mitigated in the first quarter of 2009, the Firm’s deposit levels, predominantly its wholesale deposit levels, continued to normalize, resulting in a decrease in deposits of $142.8 billion, from $1.0 trillion at December 31, 2008.
A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes or market volatility and therefore are considered more stable than market-based (i.e., wholesale) liability balances. In addition, through the normal course of business, the Firm benefits from substantial liability balances originated by RFS, CB, TSS and AM. These franchise-generated liability balances include deposits as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased, and securities loaned or sold under repurchase agreements), a significant portion of which are considered to be stable and consistent sources of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 20-46 and 48-50 respectively, of this Form 10-Q.
Additional sources of funding include a variety of unsecured short- and long-term instruments, including federal funds purchased, certificates of deposit, time deposits, bank notes, commercial paper, long-term debt, trust preferred capital debt securities, preferred stock and common stock. Secured sources of funding include securities loaned or sold under repurchase agreements, asset securitizations, borrowings from the Federal Reserve (including discount window borrowings, the Primary Dealer Credit Facility and the Term Auction Facility) and borrowings from Federal Home Loan Banks. However, the Firm does not view borrowings from the Federal Reserve as a primary means of funding. The Firm is evaluating how its January 1, 2010, implementation of SFAS 166 and SFAS 167, which the Firm estimates will require it to consolidate up to $130.0 billion of assets of Firm-sponsored QSPEs and VIEs, may affect its use of asset securitizations as a funding source in the future.
Issuance
During the second quarter and first half of 2009, the Firm issued approximately $5.9 billion and $19.7 billion, respectively, of FDIC-guaranteed long-term debt for general corporate purposes under the FDIC’s Temporary Liquidity Guarantee Program (the “TLG Program”), which became effective in October 2008. During the second, quarter of 2009, the Firm also issued €2.0 billion ($2.6 billion) and $5.5 billion of non-FDIC guaranteed debt in the European and U.S. markets, respectively. Issuing non-FDIC guaranteed debt was a prerequisite to be eligible to redeem the $25.0 billion of Series K preferred stock. In addition, during the second quarter and first half of 2009, JPMorgan Chase issued $6.3 billion and $10.3 billion, respectively, of IB structured notes that are included within long-term debt. During the second quarter and first half of 2009, $16.2 billion and $34.9 billion, respectively, of long-term debt matured or was redeemed including $8.2 billion and $17.0 billion, respectively, of IB structured notes. Furthermore, during the second quarter and first half of 2009, the Firm securitized $12.5 billion and $16.4 billion, respectively, of credit card loans. For further discussion of loan securitizations, see Note 15 on pages 139-147 of this Form 10-Q.
Replacement capital covenants
In connection with the issuance of certain of its trust preferred capital debt securities and its noncumulative perpetual preferred stock, the Firm has entered into Replacement Capital Covenants (“RCCs”) granting certain rights to the holders of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of such trust preferred capital debt securities and noncumulative perpetual preferred stock except, with limited exceptions, to the extent that JPMorgan Chase has received, in each such case, specified amounts of proceeds from the sale of certain qualifying securities. Currently, the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, reference is made to the respective RCCs entered into by the Firm in connection with the issuances of such trust preferred capital debt securities and noncumulative perpetual preferred stock, which are filed with the U.S. Securities and Exchange Commission under cover of Forms 8-K.
Cash flows
Cash and due from banks was $25.1 billion and $32.3 billion at June 30, 2009 and 2008, respectively. These balances decreased by $1.8 billion and $7.9 billion from December 31, 2008 and 2007, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the first six months of 2009 and 2008.

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
For the six months ended June 30, 2009, net cash provided by operating activities was $103.3 billion, largely due to a decline in trading assets reflecting continued balance sheet management during the period as well as the effect of the challenging capital markets environment. In addition, net cash generated from operating activities was higher than net income; this was partially the result of noncash adjustments for operating items such as the provision for credit losses, stock-based compensation, and depreciation and amortization. Proceeds from sales, securitizations and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans, but the cash flows from these loan activities remained at a reduced level as a result of the continued volatility and stress in the markets.
For the six months ended June 30, 2008, net cash provided by operating activities was $24.0 billion. Net cash generated from operating activities was higher than net income, largely as a result of adjustments for operating items such as the provision for credit losses, depreciation and amortization, stock-based compensation, certain other expenses and gains or losses from sales of investment securities. In addition, proceeds from sales of loans originated or purchased with an initial intent to sell were slightly higher than cash used to acquire such loans, but the cash flows from these loan sales activities were at a much lower level in the first six months of 2008, as a result of the volatility and credit concerns in the markets since the second half of 2007.
Cash flows from investing activities
The Firm’s investing activities predominantly include originating loans to be held for investment, other receivables, the AFS securities portfolio and other short-term investment vehicles. For the six months ended June 30, 2009, net cash of $34.4 billion was provided by investing activities. This derived primarily from a decrease in deposits with banks, as interbank lending and deposits with the Federal Reserve Bank declined relative to the elevated level at the end of 2008; a net decrease in the loan portfolio, reflecting declines across all businesses, including lower customer demand in the wholesale businesses, the seasonal decline in credit card receivables, credit card securitization activities, and paydowns; and a decrease in securities purchased under resale agreements, reflecting a lower volume of excess cash available for short-term investments. Largely offsetting these cash proceeds were net purchases of AFS securities to manage the Firm’s exposure to a declining interest rate environment.
For the six months ended June 30, 2008, net cash of $54.1 billion was used in investing activities, primarily for net purchases of AFS securities to manage the Firm’s exposure to interest rates; net additions to the wholesale loan portfolio, primarily from increased lending activities across all the wholesale businesses; additions to the consumer prime mortgage portfolio as a result of the decision to retain, rather than sell, new originations of nonconforming prime mortgage loans; and an increase in securities purchased under resale agreements; reflecting growth in demand from clients for liquidity. Partially offsetting these uses of cash were proceeds from sales and maturities of AFS securities; credit card securitization activities; the seasonal decline in consumer credit card receivables; and cash received from the sale of an investment net of cash used for acquisitions. Additionally, in June 2008, in connection with the merger with Bear Stearns, the Firm sold assets acquired from Bear Stearns to the Federal Reserve Bank of New York and received cash proceeds of $28.85 billion.
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to customer deposits, issuance of long-term debt and trust preferred capital debt securities, and issuance of preferred and common stock. In the first six months of 2009, net cash used in financing activities was $139.4 billion; this reflected a decline in wholesale deposits in TSS, driven by the continued normalization of wholesale deposit levels due to mitigation of credit concerns, compared with the heightened market volatility and credit concerns in the latter part of 2008; a decline in other borrowings due to the absence of borrowings from the Federal Reserve under the Term Auction Facility program and net repayments of advances from Federal Home Loan Banks; the June 17, 2009, repayment in full of the $25.0 billion principal amount of Series K preferred stock; and the payment of cash dividends. Cash proceeds resulted from an increase in securities loaned or sold under repurchase agreements, partly attributable to favorable pricing and to financing the Firm’s increased AFS securities portfolio; the issuance of $5.8 billion of common stock; and a slight net increase in long-term debt, as issuances of FDIC-guaranteed debt as well as non-FDIC guaranteed debt in both the European and U.S. markets were offset by redemptions. There were no open-market stock repurchases during the first half of 2009.

In the first six months of 2008, net cash provided by financing activities was $22.0 billion, due to increases in federal funds purchased and securities loaned or sold under repurchase agreements in connection with higher short-term requirements to fulfill clients’ demand for liquidity and to finance the Firm’s AFS securities inventory levels; net new issuances of long-term debt and trust preferred capital debt securities; and the issuance of noncumulative, perpetual preferred stock. Partially offsetting these cash proceeds was a decline in commercial paper and other borrowed funds, due to lower short-term requirements to fund trading positions offset partially by growth in the volume of liability balances in sweep accounts; a decrease in U.S. interest-bearing deposits in Corporate/Private Equity, offset partially by an increase in non-U.S. interest-bearing deposits in TSS from growth in business volume; and the payment of cash dividends. There were no open-market stock repurchases during the first six months of 2008.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected. For additional information on the impact of a credit-rating downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 51-52 and Ratings profile of derivative receivables marked to market (“MTM”) on page 69 and Note 5 on pages 116-124 of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.
The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of June 30, 2009, were as follows.

	Short-term debt					Senior long-term debt
	Moody’s		S&P		Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P	-1	A-1		F1+	Aa3	A+	AA-
JPMorgan Chase Bank, N.A.	P	-1	A-1	+	F1+	Aa1	AA-	AA-
Chase Bank USA, N.A.	P	-1	A-1	+	F1+	Aa1	AA-	AA-

Ratings actions affecting the Firm
On March 4, 2009, Moody’s revised the outlook on the Firm to negative from stable. This action was the result of Moody’s view that the Firm’s capital generation would be adversely affected by higher credit costs due to the global recession. The rating action by Moody’s in the first quarter of 2009 did not have a material impact on the cost or availability of the Firm’s funding.
Ratings from S&P and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at June 30, 2009, from December 31, 2008. At June 30, 2009, S&P’s current outlook remained negative, while Fitch’s outlook remained stable.
If the Firm’s senior long-term debt ratings were downgraded by one additional notch, the Firm believes the incremental cost of funds or loss of funding would be manageable, within the context of current market conditions and the Firm’s liquidity resources. JPMorgan Chase’s unsecured debt other than, in certain cases, IB structured notes does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, nor contain collateral provisions for the creation of an additional financial obligation, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, cash flows or stock price. To the extent that any IB structured notes do contain such provisions, the Firm believes that, in the event of an acceleration of payments or maturities or provision of collateral, the securities used by the Firm to manage the risk of such structured notes, together with other liquidity resources, would generate funds sufficient to satisfy the Firm’s obligations.
On February 24, 2009, S&P lowered the ratings on the trust preferred debt capital securities and other hybrid securities of 45 U.S. financial institutions, including those of JPMorgan Chase & Co. The Firm’s ratings on trust preferred capital debt and noncumulative perpetual preferred securities were lowered from A- to BBB+. This action was the result of S&P’s general view that there is an increased likelihood of issuers suspending interest and dividend payments in the current environment. This action by S&P did not have a material impact on the cost or availability of the Firm’s funding.

Ratings actions affecting Firm-sponsored securitization trusts
On April 2, 2009, S&P placed $2.8 billion of certain subordinated and mezzanine credit card asset-backed securities of the Chase Issuance Trust and the Chase Credit Card Master Trust on negative credit watch. The action was the result of S&P’s view that the ratings on certain subordinated securities would come under stress as trust losses continue to accelerate in the current economic environment. On April 20, 2009, Moody’s placed $6.4 billion of subordinated credit card asset-backed securities of the Chase Issuance Trust and the Chase Credit Card Master Trust on review for possible downgrade. The action was the result of Moody’s view that several of the trusts’ collateral performance measures had deteriorated and would continue to deteriorate due to a worsening economic environment. On May 11, 2009, Fitch placed certain credit card asset-backed securities of certain issuers, including issuer trusts sponsored by the Firm, on negative rating outlook and negative credit watch. The mezzanine securities for the Chase Credit Card Master Trust and the subordinated securities for the Chase Issuance Trust were placed on negative rating outlook. The subordinated securities for the Chase Credit Card Master Trust were placed on negative credit watch. The action was the result of increasing levels of delinquency and losses and Fitch’s view that such increases will likely continue through 2009.
On May 12, 2009, the Firm took certain actions to increase the credit enhancement underlying certain credit card asset-backed securities of the Chase Issuance Trust. As a result, Moody’s affirmed the ratings of, and removed from review for possible downgrade status, $6.3 billion of subordinated credit card asset-backed securities of the Chase Issuance Trust. Additionally, on June 18, 2009, S&P affirmed the ratings of, and removed from negative credit watch status, $2.6 billion of subordinated credit card asset-backed securities of the Chase Issuance Trust.
On July 10, 2009, Moody’s downgraded $116 million of subordinated credit card asset-backed securities of the Chase Credit Card Master Trust that Moody’s had, on April 20, 2009, placed on review for possible downgrade.
On May 21, 2009, Moody’s placed $6.8 billion of credit card asset-backed securities of the Washington Mutual Master Note Trust on review for possible upgrade. The action was the result of Moody’s view that trust collateral performance would improve following JPMorgan Chase’s removal on May 19, 2009, of all remaining credit card receivables originated by Washington Mutual.
The ratings on the Firm’s asset-backed securities programs are independent of the Firm’s own ratings. The above ratings actions with respect to the Firm-sponsored securitization trusts did not have a material impact on the liquidity of the Firm. For additional information regarding the actions taken by JPMorgan Chase regarding the Chase Issuance Trust and the Washington Mutual Master Note Trust, see Note 15 on pages 139-147 of this Form 10-Q.
CREDIT RISK MANAGEMENT
The following pages include a discussion of JPMorgan Chase’s credit portfolio as of June 30, 2009, highlighting developments since December 31, 2008. This section should be read in conjunction with pages 80-99 and pages 107-108 and Notes 14, 15, 33, and 34 of JPMorgan Chase’s 2008 Annual Report.
The Firm assesses its consumer credit exposure on a managed basis, which includes credit card receivables that have been securitized. For a reconciliation of the provision for credit losses on a reported basis to managed basis, see pages 15-18 of this Form 10-Q.
CREDIT PORTFOLIO
The following table presents JPMorgan Chase’s credit portfolio as of June 30, 2009, and December 31, 2008. Total credit exposure at June 30, 2009, decreased by $207.5 billion from December 31, 2008, reflecting decreases of $131.6 billion in the wholesale portfolio and $75.9 billion in the consumer portfolio. During the first half of 2009, lending-related commitments decreased $78.1 billion, derivative receivables decreased $65.1 billion, managed loans decreased $64.1 billion and receivables from customers decreased $3.2 billion.
While overall portfolio exposure declined, the Firm provided over $150 billion in new loans and lines of credit to retail and wholesale clients in the second quarter of 2009, and over $300 billion for the year-to-date, including individual consumers, small businesses, large corporations, not-for-profit organizations, states and municipalities, and other financial institutions.

In the table below, reported loans include loans retained; loans held-for-sale (which are carried at the lower of cost or fair value with changes in value recorded in noninterest revenue); and loans accounted for at fair value. These loans are presented net of unearned income and deferred loan costs, for additional information, see Note 13 on pages 135-138 of this Form 10-Q. Average retained loan balances are used for the net charge-off rate calculations.

	Credit		Nonperforming		90 days past due
	exposure		assets(c)(d)		and still accruing
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in millions)	2009	2008	2009	2008	2009	2008

Total credit portfolio
Loans retained	$671,116	$728,915	$14,652	$8,921	$4,210	$3,275
Loans held-for-sale	6,412	8,287	83	12	—	—
Loans at fair value	3,073	7,696	50	20	—	—

Loans — reported	$680,601	$744,898	$14,785	$8,953	$4,210	$3,275
Loans — securitized(a)	85,790	85,571	—	—	2,066	1,802

Total managed loans	766,391	830,469	14,785	8,953	6,276	5,077
Derivative receivables	97,491	162,626	704	1,079	—	—
Receivables from customers	12,977	16,141	—	—	—	—
Interests in purchased receivables	2,972	—	—	—	—	—

Total managed credit-related assets	879,831	1,009,236	15,489	10,032	6,276	5,077
Lending-related commitments	1,043,273	1,121,378	NA	NA	NA	NA

Assets acquired in loan satisfactions
Real estate owned	NA	NA	1,899	2,533	NA	NA
Other	NA	NA	129	149	NA	NA

Total assets acquired in loan satisfactions	NA	NA	2,028	2,682	NA	NA

Total credit portfolio	$1,923,104	$2,130,614	$17,517	$12,714	$6,276	$5,077

Net credit derivative hedges notional(b)	$(74,367)	$(91,451)	$(163)	$—	NA	NA
Liquid securities collateral held against derivatives	(13,796)	(19,816)	NA	NA	NA	NA

	Three months ended June 30,				Six months ended June 30,
			Average annual net				Average annual net
	Net charge-offs		charge-off rate		Net charge-offs		charge-off rate
(in millions, except ratios)	2009	2008	2009	2008	2009	2008	2009	2008

Total credit portfolio
Loans — reported	$6,019	$2,130	3.52%	1.67%	$10,415	$4,036	3.01%	1.60%
Loans — securitized(a)	1,664	830	7.91	4.32	3,128	1,511	7.42	4.02

Total managed loans	$7,683	$2,960	4.00%	2.02%	$13,543	$5,547	3.49%	1.91%

(a)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Note 15 on pages 139-147 of this Form 10-Q.

(b)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. For additional information, see pages 70 and 123-124 of this Form 10-Q.

(c)	Excludes nonperforming loans and assets related to: (1) loans eligible for repurchase, as well as loans repurchased from GNMA pools that are insured by U.S. government agencies, of $4.7 billion and $3.3 billion at June 30, 2009, and December 31, 2008, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $473 million and $437 million at June 30, 2009, and December 31, 2008, respectively. These amounts for GNMA and education loans are excluded, as reimbursement is proceeding normally.

(d)	Excludes home lending purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing under SOP 03-3.

WHOLESALE CREDIT PORTFOLIO
As of June 30, 2009, wholesale exposure (IB, CB, TSS and AM) decreased by $131.6 billion from December 31, 2008. The $131.6 billion decrease was driven by decreases of $65.1 billion of derivative receivables, $35.9 billion of lending-related commitments, $30.4 billion of loans, and $3.2 billion of receivables from customers. The decrease in derivative receivables primarily related to tightening credit spreads, the increase in interest rates and volatile foreign exchange rates, reflected in credit, interest rate and foreign exchange derivatives, respectively. Loans and lending-related commitments decreased across all wholesale lines of business, as lower customer demand continued to affect the level of lending activity.

	Credit		Nonperforming		90 days past due
	exposure		assets(b)		and still accruing
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in millions)	2009	2008	2009	2008	2009	2008

Loans retained	$224,080	$248,089	$5,829	$2,350	$234	$163
Loans held-for-sale	4,472	6,259	83	12	—	—
Loans at fair value	3,073	7,696	50	20	—	—

Loans — reported	$231,625	$262,044	$5,962	$2,382	$234	$163
Derivative receivables	97,491	162,626	704	1,079	—	—
Receivables from customers	12,977	16,141	—	—	—	—
Interests in purchased receivables	2,972	—	—	—	—	—

Total wholesale credit-related assets	345,065	440,811	6,666	3,461	234	163
Lending-related commitments	343,991	379,871	NA	NA	NA	NA

Total wholesale credit exposure	$689,056	$820,682	$6,666	$3,461	$234	$163

Net credit derivative hedges notional(a)	$(74,367)	$(91,451)	$(163)	$—	NA	NA
Liquid securities collateral held against derivatives	(13,796)	(19,816)	NA	NA	NA	NA

(a)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133. For additional information, see pages 70 and 123-124 of this Form 10-Q.

(b)	Excludes assets acquired in loan satisfactions. For additional information, see the wholesale nonperforming assets by line of business segment table on page 67 of this Form 10-Q.

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of June 30, 2009, and December 31, 2008. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.
Wholesale credit exposure — maturity and ratings profile

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
		Due after 1			grade (“IG”)	grade
At June 30, 2009	Due in 1	year through	Due after		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	year or less	5 years	5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	31%	42%	27%	100%	$132	$92	$224	59%
Derivative receivables	15	38	47	100	77	20	97	79
Lending-related commitments	37	60	3	100	281	63	344	82

Total excluding loans held-for-sale and loans at fair value	32%	51%	17%	100%	$490	$175	$665	74%
Loans held-for-sale and loans at fair value(a)							8
Receivables from customers							13
Interests in purchased receivables							3

Total exposure							689

Net credit derivative hedges notional(b)	49%	43%	8%	100%	$(65)	$(9)	$(74)	88%

					Ratings profile
	Maturity profile(c)				Investment-	Noninvestment-
		Due after 1			grade (“IG”)	grade
At December 31, 2008	Due in 1	year through	Due after		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	year or less	5 years	5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	32%	43%	25%	100%	$161	$87	$248	65%
Derivative receivables	31	36	33	100	127	36	163	78
Lending-related commitments	37	59	4	100	317	63	380	83

Total excluding loans held-for-sale and loans at fair value	34%	50%	16%	100%	$605	$186	$791	77%
Loans held-for-sale and loans at fair value(a)							14
Receivables from customers							16

Total exposure							$821

Net credit derivative hedges notional(b)	47%	47%	6%	100%	$(82)	$(9)	$(91)	90%

(a)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.

(b)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under SFAS 133.

(c)	The maturity profile of loans and lending-related commitments is based on the remaining contractual maturity. The maturity profile of derivative receivables is based on the maturity profile of average exposure. See page 87 of JPMorgan Chase’s 2008 Annual Report for further discussion of average exposure.

Wholesale credit and criticized exposure — selected industry concentration
The Firm focuses on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns.
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, increased to $33.0 billion at June 30, 2009, from $26.0 billion at year-end 2008. The increase was primarily related to downgrades within the portfolio.

	June 30, 2009				December 31, 2008
	Total credit exposure		Criticized exposure		Total credit exposure		Criticized exposure
	Credit	% of	Credit	% of	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(d)	portfolio	exposure(d)	portfolio	exposure(d)	portfolio	exposure(d)	portfolio

Exposure by industry(a)
Real estate	$78,642	12%	$11,479	35%	$83,799	11%	$7,737	30%
Banks and finance companies	55,326	8	2,530	8	75,577	10	2,849	11
Healthcare	35,601	5	214	1	38,032	5	436	2
State and municipal governments	33,417	5	96	—	35,954	5	847	3
Utilities	31,587	5	2,173	7	34,246	4	114	—
Retail and consumer services	30,336	5	996	3	32,714	4	1,311	5
Asset managers	29,412	4	860	3	49,256	6	819	3
Consumer products	27,222	4	483	1	29,766	4	792	3
Oil and gas	23,709	4	460	1	24,746	3	231	1
Securities firms and exchanges	16,433	3	138	—	25,590	3	138	1
Media	15,181	2	1,991	6	17,254	2	1,674	6
Technology	14,851	2	1,170	4	17,555	2	230	1
Insurance	14,555	2	556	2	17,744	2	712	3
Metals/mining	14,428	2	640	2	14,980	2	262	1
Central government	12,352	2	—	—	15,259	2	—	—
Building materials/ construction	11,855	2	1,710	5	12,904	2	1,363	5
Machinery and equipment manufacturing	11,495	2	299	1	12,504	2	82	—
Business services	10,827	2	275	1	11,247	1	145	1
Holding companies	10,823	2	376	1	14,466	2	116	—
Chemicals/plastics	10,480	2	576	2	11,719	1	591	2
Automotive	9,798	1	1,843	6	11,448	1	1,775	7
Transportation	9,573	1	546	2	10,253	1	319	1
Telecom services	8,827	1	76	—	9,160	1	130	1
Agriculture/paper manufacturing	6,981	1	501	2	7,548	1	726	3
Aerospace/defense	5,367	1	49	—	6,126	1	31	—
All other(b)	136,484	20	2,949	7	170,739	22	2,567	10

Subtotal	$665,562	100%	32,986	100%	$790,586	100%	$25,997	100%

Loans held-for-sale and loans at fair value	7,545		1,574		13,955		2,258
Receivables from customers	12,977		—		16,141		—
Interests in purchased receivables(c)	2,972		—		—		—

Total	$689,056		34,560		$820,682		$28,255

(a)	Rankings are based on exposure at June 30, 2009. The industries presented in the December 31, 2008, table reflect the same rankings of the exposure at June 30, 2009.

(b)	For more information on exposures to SPEs included in all other, see Note 16 on pages 148-153 of this Form 10-Q.

(c)	Represents undivided interests in pools of receivables and similar types of assets due to the consolidation of one of the Firm-administered multi-seller conduits.

(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

Loans
The following table presents wholesale loans and nonperforming assets by business segment as of June 30, 2009, and December 31, 2008.

	June 30, 2009
								Assets acquired in loan
	Loans			Nonperforming				satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$64,500	$6,814	$71,314	$3,519		$704	(b)	$311	$—	$4,534
Commercial Banking	105,556	296	105,852	2,111		—		134	10	2,255
Treasury & Securities Services	17,929	—	17,929	14		—		—	—	14
Asset Management	35,474	—	35,474	313		—		2	11	326
Corporate/Private Equity	621	435	1,056	5		—		—	—	5

Total	$224,080	$7,545	$231,625	$5,962	(a)	$704		$447	$21	$7,134

	December 31, 2008
								Assets acquired in loan
	Loans			Nonperforming				satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$71,357	$13,660	$85,017	$1,175		$1,079	(b)	$247	$—	$2,501
Commercial Banking	115,130	295	115,425	1,026		—		102	14	1,142
Treasury & Securities Services	24,508	—	24,508	30		—		—	—	30
Asset Management	36,188	—	36,188	147		—		—	25	172
Corporate/Private Equity	906	—	906	4		—		—	—	4

Total	$248,089	$13,955	$262,044	$2,382	(a)	$1,079		$349	$39	$3,849

(a)	At June 30, 2009, and December 31, 2008, the Firm holds an allowance for loan losses of $2.1 billion and $712 million, respectively, related to these nonperforming loans resulting in allowance coverage ratios of 35% and 30%, respectively. Wholesale nonperforming loans represent 2.57% and 0.91% of total wholesale loans at June 30, 2009, and December 31, 2008, respectively.

(b)	Nonperforming derivatives represent less than 1.0% of the total derivative receivables net of cash collateral at both June 30, 2009, and December 31, 2008.
In the normal course of business, the Firm provides loans to a variety of customers, from large corporate and institutional clients to high-net-worth individuals. Total loans include retained loans, lease financing receivables, bank acceptances, overdrafts, as well as loans held-for-sale and loans carried at fair value.
Retained wholesale loans were $224.1 billion at June 30, 2009, compared with $248.1 billion at December 31, 2008. The $24.0 billion decrease, across all wholesale lines of business, reflected lower customer demand. Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio. Held-for-sale loans were $4.5 billion and $6.3 billion, and loans carried at fair value were $3.0 billion and $7.7 billion, at June 30, 2009, and December 31, 2008, respectively. The decreases in both held-for-sale loans and loans at fair value reflect sales, reduced carrying values and lower volumes in the syndication market.
The Firm actively manages wholesale credit exposure through loan and commitment sales. During the first six months of 2009 and 2008, the Firm sold $879 million and $2.2 billion of loans and commitments, respectively, recognizing losses of $23 million and $17 million, respectively. These results include gains or losses on sales of nonperforming loans, if any, as discussed on page 68 of this Form 10-Q. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet–management purposes. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 58–62 and 139–147 respectively, of this Form 10-Q.
A loan is considered nonperforming when it is probable that the Firm will be unable to collect all principal and interest according to the contractual terms of the agreement. Nonperforming loans were $6.0 billion at June 30, 2009, an increase of $3.6 billion from December 31, 2008, reflecting continued deterioration in the credit environment, predominantly related to loans in the real estate, bank and finance companies and automotive industries.

The following table presents the change in the nonperforming loan portfolio for the six months ended June 30, 2009 and 2008.
Nonperforming loan activity

Wholesale	Six months ended June 30,
(in millions)	2009	2008

Beginning balance at January 1	$2,382	$514
Additions	6,063	997

Reductions:
Paydowns and other	1,510	393
Gross charge-offs	903	212
Returned to performing	70	22
Sales	—	14

Total reductions	2,483	641

Net additions	3,580	356

Ending balance	$5,962	$870

The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2009 and 2008. The amounts in the table below do not include gains from the sales of nonperforming loans.

Net charge-offs Wholesale	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2009	2008	2009	2008

Loans — reported
Net charge-offs	$679	$41	$870	$133
Average annual net charge-off rate(a)	1.19%	0.08%	0.75%	0.13%

(a)	Excludes average wholesale loans held-for-sale and loans at fair value of $9.7 billion and $20.8 billion for the quarters ended June 30, 2009 and 2008 respectively, and $11.5 billion and $20.5 billion for year-to-date 2009 and 2008, respectively.
Derivatives
Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenue through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts (including notional amounts), see Note 5 on pages 116–124 of this Form 10-Q, and Derivative contracts on pages 87–90 (including notional amounts) and Note 32 and Note 34 on pages 202–205 and 206–210 of JPMorgan Chase’s 2008 Annual Report.
The following table summarizes the net derivative receivables MTM for the periods presented.
Derivative receivables MTM

	Derivative receivables MTM
(in millions)	June 30, 2009	December 31, 2008

Interest rate(a)	$33,956	$49,996
Credit derivatives	25,413	44,695
Foreign exchange(a)	18,851	38,820
Equity	6,496	14,285
Commodity	12,775	14,830

Total, net of cash collateral	97,491	162,626
Liquid securities collateral held against derivative receivables	(13,796)	(19,816)

Total, net of all collateral	$83,695	$142,810

(a)	In 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in a reclassification of $14.1 billion of cross-currency interest rate swaps to foreign exchange contracts as of December 31, 2008.

The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

	June 30, 2009		December 31, 2008
Rating equivalent	Exposure net of	% of exposure	Exposure net of	% of exposure
(in millions, except ratios)	all collateral	net of all collateral	all collateral	net of all collateral

AAA/Aaa to AA-/Aa3	$39,996	48%	$68,708	48%
A+/A1 to A-/A3	14,078	17	24,748	17
BBB+/Baa1 to BBB-/Baa3	10,451	12	15,747	11
BB+/Ba1 to B-/B3	16,551	20	28,186	20
CCC+/Caa1 and below	2,619	3	5,421	4

Total	$83,695	100%	$142,810	100%

The amount of derivative receivables reported on the Consolidated Balance Sheets of $97.5 billion and $162.6 billion at June 30, 2009, and December 31, 2008, respectively, are the amount of the MTM or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and CVA. These amounts on the Consolidated Balance Sheets represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $13.8 billion and $19.8 billion at June 30, 2009, and December 31, 2008, respectively, resulting in total exposure, net of all collateral, of $83.7 billion and $142.8 billion at June 30, 2009, and December 31, 2008, respectively. The decrease of $59.1 billion in derivative receivables MTM, net of collateral, from December 31, 2008, was primarily related to tightening credit spreads, the increase in interest rates and volatile foreign exchange rates, reflected in credit, interest rate and foreign exchange derivatives, respectively.
The Firm also holds additional collateral delivered by clients at the initiation of transactions. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of June 30, 2009, and December 31, 2008, the Firm held $18.5 billion and $22.2 billion of this additional collateral, respectively. The derivative receivables MTM, net of all collateral, also do not include other credit enhancements in the form of letters of credit.
The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements, excluding foreign exchange spot trades which are not typically covered by collateral agreements due to their short maturity, was 89% as of June 30, 2009, and remained largely unchanged from 88% at December 31, 2008.
The Firm posted $67.7 billion and $99.1 billion of collateral at June 30, 2009, and December 31, 2008, respectively.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in the respective credit ratings of their legal entities, to post collateral for the benefit of the other party. At June 30, 2009, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co., and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.2 billion and $4.0 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade to a specified rating of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
For further detailed discussion of credit derivatives, including the types of credit derivatives, see Credit derivatives on pages 89–90 and Note 32 on pages 202–205, respectively, of JPMorgan Chase’s 2008 Annual Report. The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of June 30, 2009, and December 31, 2008.

Credit derivative positions

	Notional amount
	Dealer/client		Credit portfolio
	Protection	Protection	Protection	Protection
(in billions)	purchased(b)	sold(b)	purchased(b)(c)	sold(b)	Total

June 30, 2009	$3,412	$3,325	$75	$1	$6,813
December 31, 2008(a)	4,193	4,102	92	1	8,388

(a)	The dealer/client amounts of protection purchased and protection sold have been revised for the prior period.

(b)	Included $3.3 trillion and $4.0 trillion at June 30, 2009, and December 31, 2008, respectively, of notional exposure within protection purchased and protection sold where the underlying reference instrument is identical. For a further discussion on credit derivatives, see Note 5 on pages 116–124 of this Form 10-Q.

(c)	Included $24.1 billion and $34.9 billion at June 30, 2009, and December 31, 2008, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
Dealer/client
For a further discussion on dealer/client business related to credit protection, see Dealer/client business on page 89 of JPMorgan Chase’s 2008 Annual Report. At June 30, 2009, the total notional amount of protection purchased and sold in the dealer/client business decreased by $1.6 trillion from year-end 2008, primarily as a result of industry efforts to reduce offsetting trade activity.
Credit portfolio activities

Use of single-name and portfolio credit derivatives	Notional amount of protection purchased and sold
(in millions)	June 30, 2009	December 31, 2008

Credit derivatives used to manage:
Loans and lending-related commitments	$63,277	$81,227
Derivative receivables	12,148	10,861

Total protection purchased(a)	$75,425	$92,088
Total protection sold	1,058	637

Credit derivatives hedges notional	$74,367	$91,451

(a)	Included $24.1 billion and $34.9 billion at June 30, 2009, and December 31, 2008, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under SFAS 133; these derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. In contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives used in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the CVA (which reflects the credit quality of derivatives counterparty exposure) are included in the gains and losses realized on credit derivatives disclosed in the table below. These results can vary from year to year due to market conditions that impact specific positions in the portfolio. For a discussion of CVA related to derivative contracts, see Derivative receivables MTM on page 139 of JPMorgan Chase’s 2008 Annual Report and page 68 of this Form 10-Q.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Hedges of lending-related commitments(a)	$(1,512)	$(209)	$(2,064)	$178
CVA and hedges of CVA(a)	1,196	151	1,319	(583)

Net gains (losses)(b)	$(316)	$(58)	$(745)	$(405)

(a)	These hedges do not qualify for hedge accounting under SFAS 133.

(b)	Excluded losses of $1.7 billion and gains of $237 million for the quarters ended June 30, 2009 and 2008, respectively, and losses of $806 million and gains of $1.5 billion for six months ended 2009 and 2008, respectively, of other principal transaction revenue that are not associated with hedging activities.
Lending-related commitments
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

Wholesale lending-related commitments were $344.0 billion at June 30, 2009, compared with $379.9 billion at December 31, 2008. The $35.9 billion decrease reflects lower customer demand. In the Firm’s view, the total contractual amount of these wholesale lending-related instruments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these instruments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $181.6 billion and $204.3 billion as of June 30, 2009, and December 31, 2008, respectively.
Emerging markets country exposure
The Firm has a comprehensive internal process for measuring and managing exposures to emerging markets countries. There is no common definition of emerging markets, but the Firm generally includes in its definition those countries whose sovereign debt ratings are equivalent to “A+” or lower. Exposures to a country include all credit-related lending, trading and investment activities, whether cross-border or locally funded. In addition to monitoring country exposures, the Firm uses stress tests to measure and manage the risk of extreme loss associated with sovereign crises.
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
Top 10 emerging markets country exposure

At June 30, 2009	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.5	$1.0	$1.1	$4.6	$2.4	$7.0
Brazil	2.6	(0.4)	1.0	3.2	2.3	5.5
India	1.1	2.0	1.0	4.1	1.1	5.2
Mexico	1.9	0.6	0.4	2.9	—	2.9
Hong Kong	1.1	0.4	1.1	2.6	—	2.6
China	1.2	0.6	0.5	2.3	0.2	2.5
Taiwan	0.1	0.6	0.3	1.0	1.4	2.4
Malaysia	0.2	1.4	0.2	1.8	0.6	2.4
United Arab Emirates	1.5	0.4	—	1.9	—	1.9
South Africa	0.5	0.8	0.6	1.9	—	1.9

At December 31, 2008	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.9	$1.6	$0.9	$5.4	$2.3	$7.7
India	2.2	2.8	0.9	5.9	0.6	6.5
China	1.8	1.6	0.3	3.7	0.8	4.5
Brazil	1.8	—	0.5	2.3	1.3	3.6
Taiwan	0.1	0.2	0.3	0.6	2.5	3.1
Hong Kong	1.3	0.3	1.2	2.8	—	2.8
United Arab Emirates	1.8	0.7	—	2.5	—	2.5
Mexico	1.9	0.3	0.3	2.5	—	2.5
South Africa	0.9	0.5	0.4	1.8	—	1.8
Russia	1.3	0.2	0.3	1.8	—	1.8

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Trading includes: (1) issuer exposure on cross-border debt and equity instruments, held both in trading and investment accounts and adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed).

(c)	Other represents mainly local exposure funded cross-border including capital investments in local entities.

(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally. Any exposure not meeting these criteria is defined as cross-border exposure.

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans, student loans and business banking loans, with a primary focus on serving the prime consumer credit market. The consumer credit portfolio also includes certain loans acquired in the Washington Mutual transaction, primarily mortgage, home equity and credit card loans. The RFS portfolio includes home equity lines of credit and mortgage loans with interest-only payment options to predominantly prime borrowers, as well as certain payment-option loans acquired in the Washington Mutual transaction that may result in negative amortization.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as credit-impaired based on an analysis of high-risk characteristics, including product type, loan-to-value ratios, FICO scores and delinquency status. These purchased credit-impaired loans are accounted for under SOP 03-3 on a pool basis, and the pools are considered to be performing under SOP 03-3. At the time of the acquisition, these loans were recorded at fair value, including an estimate of losses that are expected to be incurred over the estimated remaining lives of the loan pools. Therefore, no allowance for loan losses was recorded as of the transaction date. For additional information, see Note 13 on pages 135-138 of this Form 10-Q.
The credit performance of the consumer portfolio across the entire product spectrum continues to be negatively affected by the economic environment. Higher unemployment and weaker overall economic conditions have led to a significant increase in the number of loans charged off, while continued weak housing prices have driven a significant increase in the amount of loss recognized when the loans are charged off. Delinquencies and nonperforming loans and assets continued to increase in the second quarter of 2009, particularly for the prime mortgage portfolio. The increases in these credit quality metrics were due, in part, to foreclosure moratorium programs in late 2008 and early 2009. These moratoriums halted stages of the foreclosure process while foreclosure prevention programs were enhanced. Losses related to these loans continued to be recognized in accordance with the Firm’s normal charge-off practices, but some delinquent loans that would have otherwise been transferred to Real Estate Owned remain in the mortgage and home equity loan portfolios. Additional deterioration in the overall economic environment, including continued deterioration in the labor market, could cause delinquencies and losses to increase beyond the Firm’s current expectations.
Since mid-2007, the Firm has taken actions to reduce risk exposure by tightening both underwriting and loan qualification standards for real estate lending, as well as for consumer lending for non-real estate products. Tighter income verification, more conservative collateral valuation, reduced loan-to-value maximums and higher FICO and custom risk score requirements are just some of the actions taken to date to mitigate risk related to new originations. New originations of subprime mortgage loans, and broker-originated mortgage and home equity loans have been eliminated entirely. The Firm believes that these actions have better aligned loan pricing with the underlying credit risk of the loan, while resulting in significant reductions in new originations of loans with high risk characteristics.
During the first half of 2009, the Firm performed systematic reviews of its real estate portfolio to identify homeowners most in need of assistance, opened new regional counseling centers, hired additional loan counselors, introduced new financing alternatives, proactively reached out to borrowers to offer prequalified modifications, and commenced a new process to independently review each loan before moving it into the foreclosure process. In addition, during the first quarter of 2009, the U.S. Treasury introduced the Making Home Affordable Plan (“MHA”), which includes programs designed to assist eligible homeowners by modifying the terms of their mortgages. The Firm is participating in MHA while continuing to expand its other loss-mitigation efforts for financially stressed borrowers who do not qualify for the MHA programs. MHA and the Firm’s other loss mitigation programs generally represent various forms of term extensions, rate reductions and forbearances provided to financially troubled borrowers. Under these programs, borrowers must make three payments during a 90 day trial modification period and be successfully re-underwritten with income verification, before their loan is officially deemed to be modified. Upon formal modification, the loan is generally accounted for as a troubled debt restructuring. For purchased credit-impaired loans, the impact of the modification is incorporated into the Firm’s quarterly assessment of whether a probable and/or significant change in estimated future cash flows has occurred and the loans continue to be reported as purchased credit-impaired loans. As of June 30, 2009, approximately 138,000 approved trial mortgage modifications were outstanding, of which approximately 26,000 loans with an unpaid principal balance of $8.3 billion were included on the Firm’s balance sheet. Approximately $4.6 billion of these loans were included in the Firm’s purchased credit-impaired loan portfolio.

The Firm’s loss-mitigation programs are intended to minimize the economic loss to the Firm, while providing alternatives to foreclosure. The success of these programs is highly dependent on borrowers’ ongoing ability and willingness to repay in accordance with the modified terms, and could be adversely affected by additional deterioration in the economic environment or shifts in borrower behavior.
The following table presents managed consumer credit-related information (including RFS, CS and residential mortgage loans reported in the Corporate/Private Equity segment) for the dates indicated.

			Nonperforming		90 days past due
	Credit exposure		loans(e)		and still accruing
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in millions, except ratios)	2009	2008	2009	2008	2009	2008

Consumer loans — excluding purchased credit-impaired loans and loans held-for-sale
Home equity	$108,229	$114,335	$1,487	$1,394	$—	$—
Prime mortgage	68,878	72,266	3,501	1,895	—	—
Subprime mortgage	13,825	15,330	2,773	2,690	—	—
Option ARMs	9,034	9,018	182	10	—	—
Auto loans(a)	42,887	42,603	154	148	—	—
Credit card — reported(b)	85,736	104,746	4	4	3,503	2,649
All other loans	33,041	33,715	722	430	473	463

Total	361,630	392,013	8,823	6,571	3,976	3,112

Consumer loans — purchased credit-impaired
Home equity	27,729	28,555	NA	NA	—	—
Prime mortgage	20,807	21,855	NA	NA	—	—
Subprime mortgage	6,341	6,760	NA	NA	—	—
Option ARMs	30,529	31,643	NA	NA	—	—

Total consumer loans — purchased credit-impaired	85,406	88,813	NA	NA	—	—

Total consumer loans — retained	447,036	480,826	8,823	6,571	3,976	3,112

Loans held-for-sale	1,940	2,028	—	—	—	—

Total consumer loans — reported	448,976	482,854	8,823	6,571	3,976	3,112

Credit card — securitized(c)	85,790	85,571	—	—	2,066	1,802

Total consumer loans — managed	534,766	568,425	8,823	6,571	6,042	4,914

Consumer lending-related commitments:
Home equity(d)	70,642	95,743
Prime mortgage	3,712	5,079
Subprime mortgage	—	—
Option ARMs	—	—
Auto loans	6,008	4,726
Credit card(d)	607,949	623,702
All other loans	10,971	12,257

Total lending-related commitments	699,282	741,507

Total consumer credit portfolio	$1,234,048	$1,309,932

Memo: Credit card — managed	$171,526	$190,317	$4	$4	$5,569	$4,451

	Three months ended June 30,				Six months ended June 30,
			Average annual				Average annual
	Net charge-offs		net charge-off rate(f)		Net charge-offs		net charge-off rate(f)
(in millions, except ratios)	2009	2008	2009	2008	2009	2008	2009	2008

Consumer loans — excluding purchased credit-impaired loans
Home equity	$1,265	$511	4.61%	2.16%	$2,363	$958	4.27%	2.03%
Prime mortgage	483	104	2.76	0.91	795	154	2.26	0.70
Subprime mortgage	410	192	11.50	4.98	774	341	10.69	4.40
Option ARMs	15	—	0.66	—	19	—	0.43	—
Auto loans	146	119	1.36	1.07	320	237	1.51	1.08
Credit card — reported	2,689	1,064	12.03	5.66	4,718	2,053	10.15	5.35
All other loans	332	99	3.99	1.49	556	160	3.30	1.24

Total consumer loans — excluding purchased credit-impaired loans	5,340	2,089	5.79	2.77	9,545	3,903	5.11	2.60

Total consumer loans — reported	5,340	2,089	4.69	2.77	9,545	3,903	4.15	2.60

Credit card — securitized(c)	1,664	830	7.91	4.32	3,128	1,511	7.42	4.02

Total consumer loans — managed	7,004	2,919	5.20	3.08	12,673	5,414	4.65	2.88

Total consumer loans — managed — excluding purchased credit-impaired loans	7,004	2,919	6.18	3.08	12,673	5,414	5.53	2.88

Memo: Credit card — managed	$4,353	$1,894	10.03%	4.98%	$7,846	$3,564	8.85%	4.68%

(a)	Excluded operating lease-related assets of $2.6 billion and $2.2 billion for June 30, 2009, and December 31, 2008, respectively.

(b)	Includes $5.0 billion of loans at June 30, 2009, from the Washington Mutual Master Trust, which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009.

(c)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 32-35 of this Form 10-Q.

(d)	The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit will be utilized at the same time. For credit card commitments and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(e)	Nonperforming loans excluded: (1) loans eligible for repurchase, as well as loans repurchased from GNMA pools that are insured by U.S. government agencies, of $4.2 billion and $3.0 billion for June 30, 2009, and December 31, 2008, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $473 million and $437 million as of June 30, 2009, and December 31, 2008, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally .

(f)	Average consumer loans held-for-sale and loans at fair value were $2.8 billion and $3.6 billion for the quarters ended June 30, 2009 and 2008, respectively, and $2.9 billion and $4.0 billion for year-to-date 2009 and 2008, respectively. These amounts were excluded when calculating the net charge-off rates.
The following table presents consumer nonperforming assets by business segment as of June 30, 2009, and December 31, 2008.

	June 30, 2009				December 31, 2008
		Assets acquired in				Assets acquired in
		loan satisfactions				loan satisfactions
(in millions)	Nonperforming loans	Real estate owned	Other	Nonperforming assets	Nonperforming loans	Real estate owned	Other	Nonperforming assets

Retail Financial Services(a)	$8,792	$1,451	$108	$10,351	$6,548	$2,183	$110	$8,841
Card Services	4	—	—	4	4	—	—	4
Corporate/Private Equity	27	1	—	28	19	1	—	20

Total	$8,823	$1,452	$108	$10,383	$6,571	$2,184	$110	$8,865

(a)	Excludes nonperforming loans and assets related to: (1) loans eligible for repurchase, as well as loans repurchased from GNMA pools that are insured by U.S. government agencies, of $4.7 billion and $3.3 billion for June 30, 2009, and December 31, 2008, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $473 million and $437 million as of June 30, 2009, and December 31, 2008, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally .

The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Home equity: Home equity loans at June 30, 2009, were $108.2 billion, excluding purchased credit-impaired loans, a decrease of $6.1 billion from year-end 2008, primarily reflecting slower loan origination growth coupled with loan paydowns and charge-offs. The year-to-date 2009 provision for credit losses for the home equity portfolio includes net increases of $1.5 billion to the allowance for loan losses, reflecting the impact of the weak economic environment noted above. The Firm estimates that loans with effective combined loan-to-value (“CLTVs”) ratios in excess of 100% represented approximately 28% of the home equity portfolio. Since mid-2007, the maximum effective CLTVs for new originations have been reduced significantly (currently 50% to 70%, based on Metropolitan Statistical Area) and new originations of stated income and broker-originated loans have been eliminated entirely. Additional restrictions on new originations have been implemented in geographic areas experiencing the greatest housing price depreciation and highest unemployment. Loss-mitigation strategies include the reduction or closure of outstanding credit lines for borrowers who have experienced significant increases in CLTVs or decreases in creditworthiness (e.g. declines in FICO scores), and modifications of loan terms for borrowers experiencing financial difficulties.
Mortgage: Mortgage loans at June 30, 2009, which include prime mortgages, subprime mortgages, option adjustable rate mortgages (“ARMs”) and mortgage loans held-for-sale, were $92.3 billion, excluding purchased credit-impaired loans, reflecting a $4.5 billion decrease from year-end 2008, primarily reflecting lower prime mortgage loans retained in the portfolio, as well as run-off of the subprime mortgage portfolio.
Prime mortgages of $69.5 billion decreased $3.0 billion from December 31, 2008. The year-to-date 2009 provision for credit losses includes a net increase of $760 million to the allowance for loan losses, reflecting the impact of the weak economic environment noted above. The Firm estimates that loans with effective loan-to-value (“LTVs”) ratios in excess of 100% represented approximately 30% of the prime mortgage portfolio at June 30, 2009. Since mid-2007, the Firm has tightened underwriting standards for nonconforming prime mortgages, including the elimination of stated income products, reductions in LTV maximums, and elimination of broker-originations of residential real estate products.
Subprime mortgages of $13.8 billion, excluding purchased credit-impaired loans, decreased $1.5 billion from December 31, 2008, as a result of the discontinuation of new originations, charge-offs and foreclosures on delinquent loans. The Firm estimates that loans with effective LTVs in excess of 100% represented approximately 38% of the subprime mortgage portfolio at June 30, 2009.
Option ARMs of $9.0 billion, excluding purchased credit-impaired loans were flat compared with December 31, 2008. New originations of option ARMs were discontinued by Washington Mutual prior to the date of the Washington Mutual transaction. This portfolio is primarily comprised of loans with low LTVs and high borrower FICOs and for which the Firm currently expects substantially lower losses in comparison with the purchased credit-impaired portfolio. The Firm has not originated, and does not originate, option ARMs.
Auto loans: As of June 30, 2009, auto loans of $42.9 billion increased $284 million from year-end 2008. The auto loan portfolio reflects a high concentration of prime quality credits. In response to recent increases in loan delinquencies and credit losses, particularly in Metropolitan Statistical Areas (“MSAs”) experiencing the greatest housing price depreciation and highest unemployment, credit underwriting criteria have been tightened, which has resulted in the reduction of both extended-term and high LTV financing.
Credit card: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated Balance Sheets and those receivables sold to investors through securitization. Managed credit card receivables were $171.5 billion at June 30, 2009, a decrease of $18.8 billion from year-end 2008, reflecting lower charge volume and a higher level of charge-offs. Excluding the Washington Mutual portfolio, managed credit card receivables were $148.4 billion at June 30, 2009.

The managed credit card net charge-off rate increased to 10.03% for the second quarter of 2009, from 4.98% in the second quarter of 2008. The year-to-date managed credit card net charge-off rate increased to 8.85% in 2009, from 4.68% in 2008. These increases were due primarily to higher charge-offs as a result of the credit performance of loans acquired in the Washington Mutual transaction, as well as the result of the current economic environment, especially in MSAs experiencing the greatest housing price depreciation and highest unemployment. Excluding the Washington Mutual portfolio, the managed credit card net charge-off rate was 8.97% for the second quarter of 2009 and 7.90% for the year-to-date 2009. The 30-day managed delinquency rate increased to 5.86% at June 30, 2009, from 4.97% at December 31, 2008, as a result of deterioration in the current economic environment. Excluding the Washington Mutual portfolio, the 30-day managed delinquency rate was 5.27%, up from 4.36% at December 31, 2008. The allowance for loan losses was increased by $1.4 billion, reflecting continued deterioration in the credit environment. As a result of continued weakness in housing markets, account acquisition credit criteria and account management credit practices have been tightened, particularly in MSAs experiencing significant home-price declines. The managed credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.
All other loans: All other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), student loans, and other secured and unsecured consumer loans. As of June 30, 2009, other loans, including loans held-for-sale, of $34.5 billion were down $1.1 billion from year-end 2008, primarily as a result of lower business banking and student loans. The 2009 provision for credit losses included a net increase of $580 million to the allowance for loan losses, reflecting the impact of the weak economic environment.
Purchased credit-impaired loans: Purchased credit-impaired loans of $85.4 billion in the home lending portfolio represent loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition under SOP 03-3. At the acquisition date, the fair value of these loans included an estimate of losses that are expected to be incurred over the estimated remaining lives of the loans, and therefore no allowance for loan losses was recorded for these loans as of the acquisition date. Through the second quarter of 2009, the credit performance of these loans has generally been consistent with the assumptions used in determining the initial fair value of these loans, and a probable change in the amounts and timing of future cash flows related to these loans has not occurred. A probable decrease in management’s expectation of future cash collections related to these loans could result in the need to record an allowance for credit losses related to these loans in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of loans.
Real estate owned: As part of the residential real estate foreclosure process, loans are written down to the fair value of the underlying real estate asset, less costs to sell. In those instances where the Firm gains title, ownership and possession of individual properties at the completion of the foreclosure process, these Real Estate Owned (“REO”) assets are managed for prompt sale and disposition at the best possible economic value. Any further gains or losses on REO assets are recorded as part of other income. Operating expenses, such as real estate taxes and maintenance, are charged to other expense.

The following tables present the geographic distribution of consumer credit outstandings by product as of June 30, 2009, and December 31, 2008, excluding purchased credit-impaired loans acquired in the Washington Mutual transaction.
Consumer loans by geographic region

June 30, 2009 (in billions)	Home equity	Prime mortgage	Subprime mortgage	Option ARMs	Total home loan portfolio	Auto	Card reported	All other loans	Total consumer loans- reported	Card securitized	Total consumer loans-managed

Excluding purchased credit-impaired loans
California	$22.0	$21.3	$1.9	$4.0	$49.2	$4.5	$12.1	$1.9	$67.7	$11.9	$79.6
New York	16.3	9.9	1.6	0.9	28.7	3.5	6.7	4.7	43.6	6.5	50.1
Texas	7.5	2.3	0.4	0.2	10.4	4.0	6.2	3.9	24.5	6.4	30.9
Florida	5.8	6.0	2.1	0.9	14.8	1.6	5.7	1.0	23.1	5.0	28.1
Illinois	7.0	3.2	0.7	0.3	11.2	2.3	4.3	2.3	20.1	4.7	24.8
Ohio	4.5	0.7	0.3	—	5.5	3.2	3.3	3.2	15.2	3.4	18.6
New Jersey	4.8	2.4	0.7	0.3	8.2	1.6	3.3	1.0	14.1	3.6	17.7
Michigan	3.4	1.3	0.4	—	5.1	1.8	2.7	2.5	12.1	2.8	14.9
Arizona	5.6	1.6	0.3	0.1	7.6	1.5	1.9	1.8	12.8	2.0	14.8
Pennsylvania	1.5	0.6	0.5	0.1	2.7	1.8	3.0	0.8	8.3	3.3	11.6
Washington	3.5	2.1	0.3	0.4	6.3	0.6	1.7	0.3	8.9	1.6	10.5
Colorado	2.2	1.8	0.2	0.2	4.4	0.9	1.7	1.0	8.0	2.2	10.2
All other	24.1	16.3	4.4	1.6	46.4	15.6	33.1	10.1	105.2	32.4	137.6

Total — excluding purchased credit-impaired loans	$108.2	$69.5	$13.8	$9.0	$200.5	$42.9	$85.7	$34.5	$363.6	$85.8	$449.4

December 31, 2008 (in billions)	Home equity	Prime mortgage	Subprime mortgage	Option ARMs	Total home loan portfolio	Auto	Card reported	All other loans	Total consumer loans- reported	Card securitized	Total consumer loans-managed

Excluding purchased credit-impaired loans
California	$23.2	$22.8	$2.2	$3.8	$52.0	$4.7	$14.8	$2.0	$73.5	$12.5	$86.0
New York	16.3	10.4	1.7	0.9	29.3	3.7	8.3	4.7	46.0	6.6	52.6
Texas	8.1	2.7	0.4	0.2	11.4	3.8	7.4	4.1	26.7	6.1	32.8
Florida	6.3	6.0	2.3	0.9	15.5	1.5	6.8	0.9	24.7	5.2	29.9
Illinois	7.2	3.3	0.7	0.3	11.5	2.2	5.3	2.5	21.5	4.6	26.1
Ohio	4.6	0.7	0.4	—	5.7	3.3	4.1	3.3	16.4	3.4	19.8
New Jersey	5.0	2.5	0.8	0.3	8.6	1.6	4.2	0.9	15.3	3.6	18.9
Michigan	3.6	1.3	0.4	—	5.3	1.5	3.4	2.8	13.0	2.8	15.8
Arizona	5.9	1.6	0.4	0.2	8.1	1.6	2.3	1.9	13.9	1.8	15.7
Pennsylvania	1.6	0.7	0.5	0.1	2.9	1.7	3.9	0.7	9.2	3.2	12.4
Washington	3.8	2.3	0.3	0.5	6.9	0.6	2.0	0.4	9.9	1.6	11.5
Colorado	2.4	1.9	0.3	0.3	4.9	0.9	2.1	0.9	8.8	2.1	10.9
All other	26.3	16.3	4.9	1.5	49.0	15.5	40.1	10.5	115.1	32.1	147.2

Total excluding purchased credit-impaired loans	$114.3	$72.5	$15.3	$9.0	$211.1	$42.6	$104.7	$35.6	$394.0	$85.6	$479.6

ALLOWANCE FOR CREDIT LOSSES
For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on page 87 and Note 14 on page 139 of this Form 10-Q, and pages 107-108 and Note 15 on pages 166-168 of JPMorgan Chase’s 2008 Annual Report. At June 30, 2009, management deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including losses that are not specifically identified or for which the size of the loss has not yet been fully determined).
The credit ratios in the table below are based on retained loan balances, which exclude loans held-for-sale and loans at fair value. Wholesale retained loans for the periods ended June 30, 2009 and 2008, were $224.1 billion and $209.4 billion, respectively; and consumer retained loans for the periods ended June 30, 2009 and 2008, were $447.0 billion and $306.5 billion, respectively. Average wholesale retained loans for the six months ended June 30, 2009 and 2008, were $233.9 billion and $205.5 billion, respectively; and average consumer retained loans for the six months ended June 30, 2009 and 2008 were $464.1 billion and $302.3 billion, respectively. Also provided are credit ratios excluding both home lending purchased credit-impaired loans acquired in the Washington Mutual transaction and credit card loans from the Washington Mutual Master Trust. For more information on home lending purchased credit-impaired loans, see page 76 of this Form 10-Q. For more information on the consolidation of assets from the Washington Mutual Master Trust see Note 15 on pages 139-147 of this Form 10-Q.
Summary of changes in the allowance for credit losses

Six months ended June 30,	2009			2008
(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Allowance for loan losses:
Beginning balance at January 1,	$6,545	$16,619	$23,164	$3,154	$6,080	$9,234
Gross charge-offs	903	10,034	10,937	212	4,312	4,524
Gross recoveries	(33)	(489)	(522)	(79)	(409)	(488)

Net charge-offs	870	9,545	10,415	133	3,903	4,036
Provision for loan losses	2,692	13,848	16,540	1,417	6,626	8,043
Other(a)	25	(242)	(217)	31	(26)	5

Ending balance at June 30	$8,392	$20,680	$29,072	$4,469	$8,777	$13,246

Components:
Asset-specific	$2,108	$132	$2,240	$174	$61	$235
Formula-based	6,284	20,548	26,832	4,295	8,716	13,011

Total allowance for loan losses	$8,392	$20,680	$29,072	$4,469	$8,777	$13,246

Allowance for lending-related commitments:
Beginning balance at January 1,	$634	$25	$659	$835	$15	$850
Provision for lending-related commitments	82	5	87	(165)	1	(164)
Other(a)	3	(3)	—	7	(7)	—

Ending balance at June 30	$719	$27	$746	$677	$9	$686

Components:
Asset-specific	$111	$—	$111	$16	$—	$16
Formula-based	608	27	635	661	9	670

Total allowance for lending-related commitments	$719	$27	$746	$677	$9	$686

Total allowance for credit losses	$9,111	$20,707	$29,818	$5,146	$8,786	$13,932

Credit ratios:
Allowance for loan losses to loans	3.75%	4.63%	4.33%	2.13%	2.86%	2.57%
Net charge-off rates	0.75	4.15	3.01	0.13	2.60	1.60

Credit ratios excluding home lending purchased credit-impaired loans and loans from the Washington Mutual Master Trust
Allowance for loan losses to loans (b)(c)	3.75	5.80	5.01	2.13	2.86	2.57

(a)	Other predominantly includes a reclassification in 2009 related to the issuance and retention of securities from the Chase Issuance Trust as well as reclassifications of allowance balances related to business transfers between wholesale and consumer businesses in the first quarter of 2008.

(b)	Excludes the impact of purchased credit-impaired loans accounted for under SOP 03-3 that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. No allowance for loan losses has been recorded for these loans as of June 30, 2009.

(c)	Excludes loans from the Washington Mutual Master Trust, which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009. No allowance for loan losses was recorded for these loans as of June 30, 2009.

The allowance for credit losses increased by $6.0 billion from December 31, 2008, to $29.8 billion, reflecting increases of $4.1 billion and $1.9 billion in the consumer and wholesale portfolios, respectively. Excluding held-for-sale loans, loans carried at fair value, purchased credit-impaired loans and loans from the Washington Mutual Master Trust, the allowance for loan losses represented 5.01% of loans at June 30, 2009, compared with 3.62% at December 31, 2008. The consumer allowance increased $2.9 billion for the consumer lending and business banking portfolios, as weak economic conditions and housing price declines continued to drive higher estimated losses for these portfolios. The consumer allowance for loan losses also increased $1.1 billion for Card Services due to the weakening credit environment. The increase in wholesale allowance for loan losses reflected the effect of the continued deterioration in the credit environment.
The allowance for lending-related commitments, which is reported in other liabilities, was $746 million and $659 million at June 30, 2009, and December 31, 2008, respectively. The increase reflects the continued deterioration in the credit environment.
The following table presents the allowance for loan losses and net charge-offs (recoveries) by business segment at June 30, 2009 and 2008.

			Net charge-offs (recoveries)
	Allowance for loan losses		six months ended
June 30, (in millions)	2009	2008	2009	2008

Investment Bank	$5,101	$2,429	$469	$5
Commercial Banking	3,034	1,843	315	130
Treasury & Securities Services	15	40	19	(2)
Asset Management	226	147	65	—
Corporate/Private Equity	16	10	2	—

Total Wholesale	8,392	4,469	870	133

Retail Financial Services	11,832	5,062	4,825	1,850
Card Services — reported	8,839	3,705	4,718	2,053
Corporate/Private Equity	9	10	2	—

Total Consumer — reported	20,680	8,777	9,545	3,903
Credit card — securitized	—	—	3,128	1,511

Total Consumer — managed	20,680	8,777	12,673	5,414

Total	$29,072	$13,246	$13,543	$5,547

Provision for credit losses
For a discussion of the reported provision for credit losses, see Provision for credit losses on page 13 of this Form 10-Q. The managed provision for credit losses was $9.7 billion for the three months ended June 30, 2009, up by $5.4 billion, or 126%, from the prior year. The total consumer managed provision for credit losses was $8.5 billion in the current quarter, compared with $3.8 billion in the prior year. The increase in the consumer provision reflected increases in estimated losses across most of the portfolios. The wholesale provision for credit losses was $1.2 billion for the second quarter of 2009, compared with a provision of $505 million in the prior year, predominantly reflecting the continued deterioration in the credit environment. The year-to-date increase from the prior period in both the consumer and wholesale provision for credit losses reflect the continued deterioration in the credit environment.

			Provision for lending-related		Total provision
	Provision for loan losses		commitments		for credit losses
Three months ended June 30, (in millions)	2009	2008	2009	2008	2009	2008

Investment Bank	$815	$538	$56	$(140)	$871	$398
Commercial Banking	280	77	32	(30)	312	47
Treasury & Securities Services	(20)	7	15	—	(5)	7
Asset Management	59	17	—	—	59	17
Corporate/Private Equity	7	36	—	—	7	36

Total wholesale	1,141	675	103	(170)	1,244	505
Retail Financial Services	3,841	1,584	5	1	3,846	1,585
Card Services — reported	2,939	1,364	—	—	2,939	1,364
Corporate/Private Equity	2	1	—	—	2	1

Total consumer	6,782	2,949	5	1	6,787	2,950

Total provision for credit losses — reported	7,923	3,624	108	(169)	8,031	3,455
Credit card — securitized	1,664	830	—	—	1,664	830

Total provision for credit losses — managed	$9,587	$4,454	$108	$(169)	$9,695	$4,285

			Provision for lending-related		Total provision
	Provision for loan losses		commitments		for credit losses
Six months ended June 30, (in millions)	2009	2008	2009	2008	2009	2008

Investment Bank	$2,089	$1,109	$(8)	$(93)	$2,081	$1,016
Commercial Banking	543	220	62	(72)	605	148
Treasury & Securities Services	(40)	18	29	1	(11)	19
Asset Management	93	34	(1)	(1)	92	33
Corporate/Private Equity	7	36	—	—	7	36

Total wholesale	2,692	1,417	82	(165)	2,774	1,252
Retail Financial Services	7,718	4,272	5	1	7,723	4,273
Card Services — reported	6,128	2,353	—	—	6,128	2,353
Corporate/Private Equity	2	1	—	—	2	1

Total consumer	13,848	6,626	5	1	13,853	6,627

Total provision for credit losses — reported	16,540	8,043	87	(164)	16,627	7,879
Credit card — securitized	3,128	1,511	—	—	3,128	1,511

Total provision for credit losses — managed	$19,668	$9,554	$87	$(164)	$19,755	$9,390

MARKET RISK MANAGEMENT
For discussion of the Firm’s market risk management organization, see pages 99-104 of JPMorgan Chase’s 2008 Annual Report.
Value-at-risk (“VaR”)
JPMorgan Chase’s primary statistical risk measure, VaR, estimates the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VaR is used for comparing risks across businesses, monitoring limits, and as an input to economic capital calculations. Each business day the Firm undertakes a comprehensive VaR calculation that includes both its trading and its nontrading risks. VaR for nontrading risk measures the amount of potential change in the fair values of the exposures related to these risks; however, for such risks, VaR is not a measure of reported revenue, since nontrading activities are generally not marked to market through net income. Hedges of nontrading activities may be included in trading VaR, since they are marked to market. Credit portfolio VaR includes VaR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which are all reported in principal transactions revenue. For a discussion of credit valuation adjustments, see Note 4 on pages 129-143 of JPMorgan Chase’s 2008 Annual Report and Note 3 on pages 99-114 of this Form 10-Q. Credit portfolio VaR does not include the retained loan portfolio, which is not marked to market.
To calculate VaR, the Firm uses historical simulation, based on a one-day time horizon and an expected tail-loss methodology, which measures risk across instruments and portfolios in a consistent and comparable way. The simulation is based on data for the previous 12 months. This approach assumes that historical changes in market values are representative of future changes; this is an assumption that may not always be accurate, particularly given the volatility in the current market environment. For certain products, such as lending facilities and some mortgage-related securities for which price-based time series are not readily available, market-based data are used in conjunction with sensitivity factors to estimate the risk. It is likely that using an actual price time series for these products, if available, would impact the VaR results presented. In addition, certain risk parameters, such as correlation risk among certain IB trading instruments, are not fully captured in VaR.
In the third quarter of 2008, the Firm revised its VaR measurement to include additional risk positions previously excluded from VaR, thus creating, in the Firm’s view, a more comprehensive view of its market risks. In addition, the Firm moved to calculating VaR using a 95% confidence level to provide a more stable measure of the VaR for day-to-day risk management. The following sections describe JPMorgan Chase’s VaR measures under both the legacy 99% confidence level as well as the new 95% confidence level. The Firm intends to solely present VaR at the 95% confidence level once information for two complete year-to-date periods is available. For a further discussion of the Firm’s VaR methodology, see Market Risk Management — Value-at-risk, on pages 100-103 of JPMorgan Chase’s 2008 Annual Report.
99% Confidence Level VaR
IB trading VaR by risk type and credit portfolio VaR

																	Six months ended
	Three months ended June 30,																June 30,(c)
	2009						2008(c)						At June 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2009		2008		2009		2008

By risk type:
Fixed income	$249		$211		$281		$155		$110		$210		$255		$168		$234		$137
Foreign exchange	26		17		49		26		14		45		20		17		33		30
Equities	77		19		222		30		19		48		49		27		119		31
Commodities and other	34		23		47		31		25		37		29		34		31		29
Diversification	(136	)(a)	NM	(b)	NM	(b)	(92	)(a)	NM	(b)	NM	(b)	(120	)(a)	(84	)(a)	(148	)(a)	(91	)(a)

Trading VaR	$250		$213		$335		$150		$98		$187		$233		$162		$269		$136
Credit portfolio VaR	133		60		199		35		29		42		61		41		157		33
Diversification	(116	)(a)	NM	(b)	NM	(b)	(36	)(a)	NM	(b)	NM	(b)	(63	)(a)	(43	)(a)	(125	)(a)	(34	)(a)

Total trading and credit portfolio VaR	$267		$198		$339		$149		$101		$193		$231		$160		$301		$135

(a)	Average and period-end VaRs were less than the sum of the VaRs of their market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(b)	Designated as not meaningful (“NM”), because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.

(c)	The results for the three months ended June 30, 2008 include two months of heritage JPMorgan Chase & Co. results and one month of results for the combined JPMorgan Chase & Co. and Bear Stearns. The results for the six months ended June 30, 2008 includes five months of heritage JPMorgan Chase & Co. — only results and one month of combined JPMorgan Chase & Co. and Bear Stearns.
The 99% confidence level trading VaR includes substantially all trading activities in IB. Trading VaR does not include: held-for-sale funded loan and unfunded commitments positions (however, it does include hedges of those positions); the DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm; the MSR portfolio; and securities and instruments held by corporate functions, such as Corporate/Private Equity. See the DVA Sensitivity table on page 85 of this Form 10-Q for further details. For a discussion of MSRs and the corporate functions, see Note 3 on pages 99-114, Note 17 on pages 153-156 and Corporate/Private Equity on pages 46-48 of this Form 10-Q, and Note 4 on pages 129-143, Note 18 on pages 186-189 and Corporate/ Private Equity on pages 61-63 of JPMorgan Chase’s 2008 Annual Report.
Second quarter 2009 VaR results (99% Confidence Level VaR)
IB’s average total trading and credit portfolio VaR for the second quarter and first half of 2009 was $267 million and $301 million, respectively, compared with $149 million in the second quarter and $135 million in the first half of 2008, and includes the positions from the Bear Stearns merger as of May 31, 2008. The increase in VaR in the year-over-year quarters and six-month period was primarily due to the increased volatility throughout 2008 across virtually all asset classes. The increase in the VaR measure also reflected increased hedges of positions: for example, macro hedge strategies that have been deployed to mitigate the consequences of systemic risk events that are not specifically captured in VaR. It also reflects the Firm’s increased counterparty exposure profile, reflecting the significant market moves over the course of the year as well as positions acquired from the Bear Stearns merger.

For the second quarter and first half of 2009, average trading VaR diversification increased to $136 million from $92 million and to $148 million from $91 million, respectively, reflecting the increase in VaR for both fixed income and equities risks. In general, over the course of the year, VaR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR backtesting (99% Confidence Level VaR)
To evaluate the soundness of its VaR model, the Firm conducts daily backtesting of VaR against daily IB market risk-related revenue, which is defined as the change in value of principal transactions revenue (less Private Equity gains/losses) plus any IB trading-related net interest income, IB brokerage commissions, underwriting fees or other revenue. The daily IB market risk-related revenue excludes gains and losses on held-for-sale funded loans and unfunded commitments and from DVA. The following histogram illustrates the daily market risk-related gains and losses for IB trading businesses for the first half of 2009. The chart shows that IB posted market risk-related gains on 99 out of 129 days in this period, with 41 days exceeding $160 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which 99% confidence level VaR exceeded the actual loss on each of those days. Losses were sustained on 30 days during the six months ended June 30, 2009, and with no loss exceeding the VaR measure. For the first half of 2008, losses had exceeded the VaR measure on two days, both in the first quarter of 2008, due to high market volatility experienced during that period. The Firm would expect to incur losses greater than those predicted by the 99% confidence level VaR estimates once in every 100 trading days, or about two to three times a year.

95% Confidence Level VaR
The table below shows the results of the Firm’s VaR measure using a 95% confidence level.
Total IB trading VaR by risk type, credit portfolio VaR and other VaR

									Six months
									ended
	Three months ended June 30,(a)								June 30,(a)
	2009						At June 30,		Average
(in millions)	Avg.		Min		Max		2009		2009

IB VaR by risk type:
Fixed income	$179		$144		$207		$186		$168
Foreign exchange	16		10		27		12		19
Equities	50		13		132		36		73
Commodities and other	22		15		30		17		21
Diversification benefit to IB trading VaR	(97	)(b)	NM	(c)	NM	(c)	(87	)(b)	(101	)(b)

IB Trading VaR	$170		$149		$213		$164		$180
Credit portfolio VaR	68		36		99		38		77
Diversification benefit to IB trading and credit portfolio VaR	(60	)(b)	NM	(c)	NM	(c)	(44	)(b)	(62	)(b)

Total IB trading and credit portfolio VaR	$178		$139		$231		$158		$195

Consumer Lending VaR	43		31		66		40		75
Corporate Risk Management VaR	111		98		125		102		116
Diversification benefit to total other VaR	(29	)(b)	NM	(c)	NM	(c)	(26	)(b)	(45	)(b)

Total other VaR	$125		$110		$144		$116		$146

Diversification benefit to total IB and other VaR	(89	)(b)	NM	(c)	NM	(c)	(92	)(b)	(91	)(b)

Total IB and other VaR	$214		$172		$263		$182		$250

(a)	Results for the three and six months ended June 30, 2008, are not available.

(b)	Average and period-end VaRs were less than the sum of the VaRs of its market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(c)	Designated as not meaningful (“NM”), because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.
VaR Measurement
The Firm’s new 95% VaR measure includes all of the risk positions taken into account under the 99% confidence level VaR measure, as well as syndicated lending facilities that the Firm intends to distribute. In addition, the new VaR measure includes certain actively managed positions utilized as part of the Firm’s risk management function within Corporate Risk Management and in the Consumer Lending businesses to provide a Total IB and other VaR measure. Corporate Risk Management VaR includes trading positions primarily in debt securities and credit products, used to manage structural risk and to take opportunistic views based on economic and market conditions. The Consumer Lending VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. In the Firm’s view, including these items in VaR produces a more complete perspective of the Firm’s risk profile for items with market risk that can impact the income statement.
The revised VaR measure continues to exclude the DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm. It also excludes certain nontrading activity such as Private Equity, principal investing (e.g., mezzanine financing, tax-oriented investments, etc.), and Corporate balance sheet and capital management positions as well as longer-term corporate investments. These Corporate investments are managed through the Firm’s earnings-at-risk and other cash flow-monitoring processes rather than by using a VaR measure. Nontrading principal investing activities and Private Equity positions are managed using stress and scenario analyses.
Changing to the 95% confidence interval caused the average VaR to drop by $85 million in the third quarter of 2008 when the new measure was implemented. Under the 95% confidence interval, the Firm would expect to incur daily losses greater than those predicted by VaR estimates about 12 times a year.
Second quarter 2009 VaR results (95% Confidence Level VaR)
Total IB and other VaR was $182 million at June 30, 2009, compared with $286 million at December 31, 2008. The decrease in spot VaR was driven primarily by a decrease in both IB trading and credit portfolio VaR, and Consumer Lending VaR. IB trading and credit portfolio VaR was $158 million at June 30, 2009, compared with $194 million at December 31, 2008. The decrease was driven primarily by lower exposures in the credit portfolio as well as reduced foreign exchange VaR. Consumer Lending VaR was $40 million at June 30, 2009, compared with $112 million at December 31, 2008. The decrease was driven primarily by reduced volatility in the mortgage markets as well as refinements to the MSR VaR methodology to more accurately reflect current market conditions. For further details on the 95% confidence level VaR measure reported at December 31, 2008, see Market Risk Management, on page 102 of JPMorgan Chase’s 2008 Annual Report.
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
The following histogram illustrates the daily market risk-related gains and losses for IB and Consumer/Corporate Risk Management positions for the first half of 2009. The chart shows that the Firm posted market risk-related gains on 104 out of 129 days in this period, with 45 days exceeding $160 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the 95% confidence level VaR exceeded the actual loss on each of those days. Losses were sustained on 25 days during the six months ended June 30, 2009, and exceeded the VaR measure on one day, in the first quarter of 2009, due to high market volatility.

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
Debit valuation adjustment sensitivity

(in millions)	1 basis-point increase in JPMorgan Chase credit spread

June 30, 2009	$36
December 31, 2008	37

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

Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings at risk over a wide range of outcomes. JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of June 30, 2009, and December 31, 2008, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

June 30, 2009	$(2,520)	$(892)	$NM(a)	$NM(a)
December 31, 2008	$336	$672	$NM(a)	$NM(a)

(a)	Down 100 and 200 basis-point parallel shocks result in a Fed Funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful (“NM”).
The change in earnings at risk from December 31, 2008, results from a higher level of AFS securities and an updated baseline scenario that uses higher short-term interest rates. The Firm’s risk to rising rates is largely the result of increased funding costs on assets, partially offset by widening deposit margins, which are currently compressed due to very low short-term interest rates.
Additionally, another interest rate scenario involving a steeper yield curve, with long-term rates rising 100 basis points and short-term rates staying at current levels, results in a 12-month pretax earnings benefit of $575 million. The increase in earnings is due to reinvestment of maturing assets at the higher long-term rates with funding costs remaining unchanged.
PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 105 of JPMorgan Chase’s 2008 Annual Report. At June 30, 2009, and December 31, 2008, the carrying value of the Private Equity portfolio was $6.6 billion and $6.9 billion, respectively, of which $431 million and $483 million, respectively, represented positions traded in the public markets.
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
Dividends
At June 30, 2009, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $16.8 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.
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

Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s portfolio of wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 14 on page 139 of JPMorgan Chase’s 2008 Annual Report. The methodology for calculating the allowance for loan losses and the allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for Credit Losses on pages 107-108 of JPMorgan Chase’s 2008 Annual Report; for amounts recorded as of June 30, 2009 and 2008, see Allowance for Credit Losses on page 78 and Note 14 on page 139 of this Form 10-Q.
As noted on page 107 of JPMorgan Chase’s 2008 Annual Report, many factors can affect estimates of loss, including volatility of loss given default, probability of default and rating migrations. The Firm uses a risk-rating system to determine the credit quality of its wholesale loans. The Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. Assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $1.9 billion as of June 30, 2009. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
The allowance for credit losses for the consumer portfolio is sensitive to changes in the economic environment, delinquency status, credit bureau scores, the realizable value of collateral, borrower behavior and other risk factors, and is intended to represent management’s best estimate of incurred losses as of the balance sheet date. The credit performance of the consumer portfolio across the entire consumer credit product spectrum continues to be negatively affected by the economic environment, as the weak labor market and overall economic conditions have resulted in increased delinquencies, while continued weak housing prices have driven a significant increase in loss severity. Significant judgment is required to estimate the duration and severity of the current economic downturn, as well as its potential impact on housing prices and the labor market. While the allowance for credit losses is highly sensitive to both home prices and unemployment rates, in the current market it is difficult to estimate how potential changes in one or both of these factors might impact the allowance for credit losses. For example, while both factors are important determinants of overall allowance levels, changes in one factor or the other may not occur at the same rate, or changes may be directionally inconsistent such that improvement in one factor may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across geographies or product types. Finally, it is difficult to predict the extent to which changes in both or either of these factors will ultimately impact the frequency of losses, the severity of losses, or both; and overall loss rates are a function of both the frequency and severity of individual loan losses.
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

Assets carried at fair value
The following table includes the Firm’s assets carried at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy.

	June 30, 2009			December 31, 2008
	Total at			Total at
(in billions)	fair value	Level 3 total		fair value	Level 3 total

Trading debt and equity securities(a)	$298.1	$39.2		$347.4	$41.4
Derivative receivables — gross	1,797.5	57.9		2,741.7	53.0
Netting adjustment	(1,700.0)	—		(2,579.1)	—
-
Derivative receivables — net	97.5	57.9	(d)	162.6	53.0	(d)
AFS securities	345.5	13.6		205.9	12.4
Loans	3.1	1.8		7.7	2.7
MSRs	14.6	14.6		9.4	9.4
Private equity investments	6.6	6.1		6.9	6.4
Other(b)	48.0	4.5		46.5	5.0

Total assets carried at fair value on a recurring basis	813.4	137.7		786.4	130.3
Total assets carried at fair value on a nonrecurring basis(c)	8.8	4.0		11.0	4.3

Total assets carried at fair value	$822.2	$141.7	(e)	$797.4	$134.6	(e)
Less: level 3 assets for which the Firm does not bear economic exposure		2.5			21.2

Total level 3 assets for which the Firm bears economic exposure		$139.2			$113.4

Total Firm assets	$2,026.6			$2,175.1

Level 3 assets as a percentage of total Firm assets		7%			6%
Level 3 assets for which the Firm bears economic exposure as a percentage of total Firm assets		7			5
Level 3 assets as a percentage of total Firm assets at fair value		17			17
Level 3 assets for which the Firm bears economic exposure as a percentage of total assets at fair value		17			14

(a)	Includes physical commodities carried at the lower of cost or fair value.

(b)	Includes certain securities purchased under resale agreements, securities borrowed and other investments.

(c)	Predominantly consists of debt financing and other loan warehouses held-for-sale and other assets.

(d)	The Firm does not reduce derivative receivables and derivative payables balances for the FIN 39 netting adjustment, either within or across the levels of the fair value hierarchy, as such an adjustment is not relevant to a presentation that is based on the transparency of inputs to the valuation of an asset or liability. Therefore, the derivative balances reported in the fair value hierarchy levels are gross of any netting adjustments. However, if the Firm were to net such balances, the reduction in the level 3 derivative receivables and derivative payables balances would be $20.2 billion at June 30, 2009.

(e)	Included in the table above are $96.5 billion and $95.1 billion of level 3 assets, consisting of recurring and nonrecurring assets, carried by IB at June 30, 2009, and December 31, 2008, respectively. This includes $2.5 billion and $21.2 billion, respectively, of assets for which the Firm serves as an intermediary between two parties and does not bear economic exposure.
Valuation
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs including, but not limited to, yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of changes in level 3 assets, see Note 3 on pages 99-114 of this Form 10-Q.

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
Under SOP 03-3, decreases in expected future cash payments may result in an impairment that would be recognized in the current period, while increases in expected future cash payments would typically result in increased interest income over the remaining lives of the loans. As of June 30, 2009, a 1% decrease in expected future principal cash payments for these loans would result in the recognition of an allowance for loan losses for these loans of approximately $900 million. For additional information on purchased credit-impaired loans, see page 110 of JPMorgan Chase’s 2008 Annual Report.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on pages 110-111 of JPMorgan Chase’s 2008 Annual Report. During the second quarter, the Firm reviewed its most recent reporting unit valuations and updated discounted cash flow models for certain of its reporting units. The Firm concluded that goodwill allocated to all of its reporting units was not impaired at June 30, 2009.
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
Determining whether instruments granted in share-based payment transactions are participating securities
In June 2008, the FASB issued FSP EITF 03-6-1, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), are considered participating securities and therefore are included in the two-class method calculation of EPS. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Firm adopted the FSP retrospectively effective January 1, 2009, and EPS data for all prior periods has been revised. Adoption of the FSP did not affect the Firm’s results of operations, but basic and diluted EPS were reduced as disclosed in Note 21 on page 158 of this Form 10-Q.
Determining whether an instrument (or embedded feature) is indexed to an entity’s own stock
In September 2008, the EITF issued EITF 07-5, which establishes a two-step process for evaluating whether equity-linked financial instruments and embedded features are indexed to a company’s own stock for purposes of determining whether the derivative scope exception in SFAS 133 should be applied. EITF 07-5 is effective for fiscal years beginning after December 2008. The adoption of this EITF on January 1, 2009, did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.

The recognition and presentation of other-than-temporary impairment
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the other-than-temporary impairment model for debt securities. Under the FSP, an other-than-temporary-impairment must be recognized if an investor has the intent to sell the debt security or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. In addition, the FSP changes the amount of impairment to be recognized in current-period earnings when an investor does not have the intent to sell or if it is more likely than not that it will not be required to sell the debt security, as in these cases only the amount of the impairment associated with credit losses is recognized in income. The FSP also requires additional disclosures regarding the calculation of credit losses, as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Firm elected to early adopt the FSP as of January 1, 2009. For additional information regarding the impact on the Firm of the adoption of the FSP, see Note 11 on pages 129–134 of this Form 10-Q.
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
Interim disclosures about fair value of financial instruments
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. The FSP requires the SFAS 107 disclosures about the fair value of financial instruments to be presented in interim financial statements in addition to annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Firm adopted the additional disclosure requirements for second quarter reporting.
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
Accounting for transfers of financial assets and consolidation of variable interest entities
In June 2009, the FASB issued two new standards (SFAS 166 and SFAS 167), which amend the guidance of accounting for the transfers of financial assets and the consolidation of variable interest entities. SFAS 166 eliminates the concept of QSPEs and provides additional guidance with regard to accounting for transfers of financial assets. SFAS 167 changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model, based on control and economics. Both standards are effective for annual reporting periods beginning after November 15, 2009, including all interim periods within the first annual reporting period. Upon adoption, all existing QSPEs must be evaluated for consolidation. Entities expected to be impacted include revolving securitization entities, bank-administered asset-backed commercial paper conduits and certain mortgage securitization entities. Based on the provisions of SFAS 166, SFAS 167 and the Firm’s interpretation of the new requirements, the Firm estimates that the impact of consolidation of Firm-sponsored QSPEs and VIEs, upon the implementation for SFAS 166 and SFAS 167 on January 1, 2010, could be up to $130.0 billion of assets; the resulting decrease in the Tier 1 capital ratio could be approximately 40 basis points. The ultimate impact could differ significantly, due to ongoing interpretations of the final rules and market conditions. Based on the current beliefs and expectations of JPMorgan Chase’s management, the Firm does not expect to take additional actions in the third and fourth quarters of 2009 that would result in the consolidation of these vehicles prior to the implementation date of the new standards. Refer to Note 15 of this Form 10-Q for additional information about the Firm’s consolidation of the Washington Mutual Master Trust.
Subsequent events
In May 2009, the FASB issued SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement is effective for interim or annual financial periods ending after June 15, 2009. The Firm adopted the statement in the second quarter of 2009. The application of the statement did not have any impact on the Firm’s Consolidated Balance Sheets or results of operations.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2009	2008	2009	2008

Revenue
Investment banking fees	$2,106	$1,612	$3,492	$2,828
Principal transactions	3,097	752	5,098	(51)
Lending & deposit-related fees	1,766	1,105	3,454	2,144
Asset management, administration and commissions	3,124	3,628	6,021	7,224
Securities gains(a)	347	647	545	680
Mortgage fees and related income	784	696	2,385	1,221
Credit card income	1,719	1,803	3,556	3,599
Other income	10	(138)	60	1,691

Noninterest revenue	12,953	10,105	24,611	19,336

Interest income	16,549	16,529	34,475	34,061
Interest expense	3,879	8,235	8,438	18,108

Net interest income	12,670	8,294	26,037	15,953

Total net revenue	25,623	18,399	50,648	35,289

Provision for credit losses	8,031	3,455	16,627	7,879

Noninterest expense
Compensation expense	6,917	6,913	14,505	11,864
Occupancy expense	914	669	1,799	1,317
Technology, communications and equipment expense	1,156	1,028	2,302	1,996
Professional & outside services	1,518	1,450	3,033	2,783
Marketing	417	413	801	959
Other expense	2,190	1,233	3,565	1,402
Amortization of intangibles	265	316	540	632
Merger costs	143	155	348	155

Total noninterest expense	13,520	12,177	26,893	21,108

Income before income tax expense	4,072	2,767	7,128	6,302
Income tax expense	1,351	764	2,266	1,926

Net income	$2,721	$2,003	$4,862	$4,376

Net income applicable to common stockholders	$1,072	$1,843	$2,591	$4,133

Net income per common share data
Basic earnings per share	$0.28	$0.54	$0.68	$1.21
Diluted earnings per share	0.28	0.53	0.68	1.20

Weighted-average basic shares	3,811.5	3,426.2	3,783.6	3,411.1
Weighted-average diluted shares	3,824.1	3,453.1	3,791.4	3,438.2

Cash dividends declared per common share	$0.05	$0.38	$0.10	$0.76

(a) Securities gains for the three and six months ended June 30, 2009, respectively, included credit losses of $186 million and $191 million, consisting of $882 million and $887 million of gross unrealized losses, net of $696 million and $696 million recognized in other comprehensive income.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in millions, except share data)	2009	2008

Assets
Cash and due from banks	$25,133	$26,895
Deposits with banks	61,882	138,139
Federal funds sold and securities purchased under resale agreements (included $18,996 and $20,843 at fair value at June 30, 2009, and December 31, 2008, respectively)	159,170	203,115
Securities borrowed (included $3,360 and $3,381 at fair value at June 30, 2009, and December 31, 2008, respectively)	129,263	124,000
Trading assets (included assets pledged of $82,702 and $75,063 at June 30, 2009, and December 31, 2008, respectively)	395,626	509,983
Securities (included $345,534 and $205,909 at fair value at June 30, 2009, and December 31, 2008, respectively, and assets pledged of $95,932 and $25,942 at June 30, 2009, and December 31, 2008, respectively)	345,563	205,943
Loans (included $3,073 and $7,696 at fair value at June 30, 2009, and December 31, 2008, respectively)	680,601	744,898
Allowance for loan losses	(29,072)	(23,164)

Loans, net of allowance for loan losses	651,529	721,734

Accrued interest and accounts receivable	61,302	60,987
Premises and equipment	10,668	10,045
Goodwill	48,288	48,027
Other intangible assets:
Mortgage servicing rights	14,600	9,403
Purchased credit card relationships	1,431	1,649
All other intangibles	3,651	3,932
Other assets (included $32,225 and $29,199 at fair value at June 30, 2009, and December 31, 2008, respectively)	118,536	111,200

Total assets	$2,026,642	$2,175,052

Liabilities
Deposits (included $3,787 and $5,605 at fair value at June 30, 2009, and December 31, 2008, respectively)	$866,477	$1,009,277
Federal funds purchased and securities loaned or sold under repurchase agreements (included $2,977 and $2,993 at fair value at June 30, 2009, and December 31, 2008, respectively)	300,931	192,546
Commercial paper	42,713	37,845
Other borrowed funds (included $16,264 and $14,713 at fair value at June 30, 2009, and December 31, 2008, respectively)	73,968	132,400
Trading liabilities	123,218	166,878
Accounts payable and other liabilities (included the allowance for lending-related commitments of $746 and $659 at June 30, 2009, and December 31, 2008, respectively, and $441 and zero at fair value at June 30, 2009, and December 31, 2008, respectively)	171,685	187,978
Beneficial interests issued by consolidated variable interest entities (included $1,763 and $1,735 at fair value at June 30, 2009, and December 31, 2008, respectively)	20,945	10,561
Long-term debt (included $53,442 and $58,214 at fair value at June 30, 2009, and December 31, 2008, respectively)	254,226	252,094
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	17,713	18,589

Total liabilities	1,871,876	2,008,168

Commitments and contingencies (see Note 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at June 30, 2009, and December 31, 2008; issued 2,538,107 and 5,038,107 shares at June 30, 2009, and December 31, 2008, respectively)	8,152	31,939
Common stock ($1 par value; authorized 9,000,000,000 shares at June 30, 2009, and December 31, 2008; issued 4,104,933,895 and 3,941,633,895 shares at June 30, 2009, and December 31, 2008, respectively)	4,105	3,942
Capital surplus	97,662	92,143
Retained earnings	56,355	54,013
Accumulated other comprehensive income (loss)	(3,438)	(5,687)
Shares held in RSU Trust, at cost (1,926,714 and 4,794,723 shares at June 30, 2009, and December 31, 2008, respectively)	(86)	(217)
Treasury stock, at cost (180,799,067 and 208,833,260 shares at June 30, 2009, and December 31, 2008, respectively)	(7,984)	(9,249)

Total stockholders’ equity	154,766	166,884

Total liabilities and stockholders’ equity	$2,026,642	$2,175,052

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30,
(in millions, except per share data)	2009	2008

Preferred stock
Balance at January 1	$31,939	$—
Issuance of preferred stock	—	6,000
Accretion of preferred stock discount on issuance to the U.S. Treasury	1,213	—
Redemption of preferred stock issued to the U.S. Treasury	(25,000)	—

Balance at June 30	8,152	6,000

Common stock
Balance at January 1	3,942	3,658
Issuance of common stock	163	—

Balance at June 30	4,105	3,658

Capital surplus
Balance at January 1	92,143	78,597
Issuance of common stock	5,589	—
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	(70)	(46)
Net change from the Bear Stearns merger:
Reissuance of treasury stock and the Share Exchange agreement	—	48
Employee stock awards	—	271

Balance at June 30	97,662	78,870

Retained earnings
Balance at January 1	54,013	54,715
Net income	4,862	4,376
Dividend declared:
Preferred stock	(1,003)	(90)
Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	(1,112)	—
Common stock ($0.10 and $0.76 per share for the six months ended June 30, 2009 and 2008, respectively)	(405)	(2,688)

Balance at June 30	56,355	56,313

Accumulated other comprehensive income (loss)
Balance at January 1	(5,687)	(917)
Other comprehensive income (loss)	2,249	(649)

Balance at June 30	(3,438)	(1,566)

Shares held in RSU Trust
Balance at January 1	(217)	—
Resulting from the Bear Stearns merger	—	(269)
Reissuance from RSU Trust	131	—

Balance at June 30	(86)	(269)

Treasury stock, at cost
Balance at January 1	(9,249)	(12,832)
Reissuance from treasury stock	1,284	1,852
Share repurchases related to employee stock-based compensation awards	(19)	—
Net change from the Bear Stearns merger as a result of the reissuance of treasury stock and the Share Exchange agreement	—	1,150

Balance at June 30	(7,984)	(9,830)

Total stockholders’ equity	$154,766	$133,176

Comprehensive income
Net income	$4,862	$4,376
Other comprehensive income (loss)	2,249	(649)

Comprehensive income	$7,111	$3,727

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in millions)	2009	2008

Operating activities
Net income	$4,862	$4,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	16,627	7,879
Depreciation and amortization	1,209	1,503
Amortization of intangibles	540	632
Deferred tax benefit	(2,276)	(1,139)
Investment securities gains	(545)	(680)
Proceeds on sale of investment	—	(1,540)
Stock-based compensation	1,672	1,388
Originations and purchases of loans held-for-sale	(9,850)	(21,289)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	16,212	22,660
Net change in:
Trading assets	140,934	1,494
Securities borrowed	(5,282)	(3,396)
Accrued interest and accounts receivable	(441)	3,031
Other assets	17,722	(8,122)
Trading liabilities	(61,751)	13,383
Accounts payable and other liabilities	(14,854)	(1,669)
Other operating adjustments	(1,520)	5,462

Net cash provided by operating activities	103,259	23,973

Investing activities
Net change in:
Deposits with banks	76,177	(1,457)
Federal funds sold and securities purchased under resale agreements	43,374	(20,457)
Held-to-maturity securities:
Proceeds	5	5
Available-for-sale securities:
Proceeds from maturities	47,129	21,219
Proceeds from sales	67,472	32,438
Purchases	(249,770)	(88,119)
Proceeds from sales and securitization of loans held-for-investment	17,897	18,021
Other changes in loans, net	37,593	(41,648)
Net cash (used) received in business acquisitions or dispositions	(18)	444
Proceeds from asset sale to the FRBNY	—	28,850
Net purchases of asset-backed commercial paper guaranteed by the FRBB	(3,257)	—
All other investing activities, net	(2,172)	(3,378)

Net cash provided by (used in) investing activities	34,430	(54,082)

Financing activities
Net change in:
Deposits	(173,304)	(2,564)
Federal funds purchased and securities loaned or sold under repurchase agreements	107,281	22,107
Commercial paper and other borrowed funds	(53,690)	(10,023)
Proceeds from the issuance of long-term debt and trust preferred capital debt securities	38,079	38,184
Repayments of long-term debt and trust preferred capital debt securities	(34,924)	(29,973)
Excess tax benefits related to stock-based compensation	1	121
Proceeds from issuance of preferred stock	—	6,000
Redemption of preferred stock issued to the U.S. Treasury	(25,000)	—
Proceeds from issuance of common stock	5,756	—
Cash dividends paid	(2,681)	(2,663)
All other financing activities, net	(931)	765

Net cash (used in) provided by financing activities	(139,413)	21,954

Effect of exchange rate changes on cash and due from banks	(38)	266

Net (decrease) in cash and due from banks	(1,762)	(7,889)
Cash and due from banks at the beginning of the year	26,895	40,144

Cash and due from banks at the end of the period	$25,133	$32,255

Cash interest paid	$8,463	$19,462
Cash income taxes paid	3,837	2,264

Note:	In 2008, the fair value of noncash assets acquired and liabilities assumed in the merger with Bear Stearns were $288.2 billion and $287.7 billion, respectively; approximately 26 million shares of common stock, valued at approximately $1.2 billion, were issued in connection with this merger.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 169–173 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segments information, see Note 25 on pages 163–166 of this Form 10-Q.
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
Acquisition of the banking operations of Washington Mutual Bank
Refer to Note 2 on pages 123–124 and 127 of JPMorgan Chase’s 2008 Annual Report for a discussion of JPMorgan Chase’s acquisition of the banking operations of Washington Mutual Bank (“Washington Mutual”) on September 25, 2008, including its purchase price and the allocation of the purchase price to net assets acquired and the resulting extraordinary gain. The acquisition is being accounted for under the purchase method of accounting in accordance with SFAS 141. The total purchase price to complete the acquisition was $1.9 billion, which was allocated to the Washington Mutual assets acquired and liabilities assumed using their fair values as of September 25, 2008. The allocation of the purchase price may be modified through September 25, 2009, as more information is obtained about the fair value of assets acquired and liabilities assumed.
Merger with The Bear Stearns Companies Inc.
Refer to Note 2 on pages 125–127 of JPMorgan Chase’s 2008 Annual Report for a discussion of the merger on May 30, 2008, of a wholly-owned subsidiary of JPMorgan Chase with The Bear Stearns Companies Inc. (“Bear Stearns”). The merger is being accounted for under the purchase method of accounting in accordance with SFAS 141. The total purchase price to complete the merger was $1.5 billion, which was allocated to the Bear Stearns assets acquired and liabilities assumed using their fair values as of April 8, 2008, and May 30, 2008. The updated summary computation of the purchase price and the allocation of the purchase price to the net assets of Bear Stearns are presented below.

(in millions, except for shares (in thousands), per share amounts and where otherwise noted)

Purchase price
Shares exchanged in the Share Exchange transaction (April 8, 2008)	95,000
Other Bear Stearns shares outstanding	145,759

Total Bear Stearns stock outstanding	240,759
Cancellation of shares issued in the Share Exchange transaction	(95,000)
Cancellation of shares acquired by JPMorgan Chase for cash in the open market	(24,061)

Bear Stearns common stock exchanged as of May 30, 2008	121,698
Exchange ratio	0.21753

JPMorgan Chase common stock issued	26,473
Average purchase price per JPMorgan Chase common share(a)	$45.26

Total fair value of JPMorgan Chase common stock issued		$1,198
Bear Stearns common stock acquired for cash in the open market (24 million shares at an average share price of $12.37 per share)		298

Fair value of employee stock awards (largely to be settled by shares held in the RSU Trust(b))		242
Direct acquisition costs		27
Less: Fair value of Bear Stearns common stock held in the RSU Trust and included in the exchange of common stock		(269	)(b)

Total purchase price		1,496

Net assets acquired

Bear Stearns common stockholders’ equity	$6,052
Adjustments to reflect assets acquired at fair value:
Trading assets	(3,877)
Premises and equipment	509
Other assets	(288)
Adjustments to reflect liabilities assumed at fair value:
Long-term debt	504
Other liabilities	(2,289)

Fair value of net assets acquired excluding goodwill		611

Goodwill resulting from the merger(c)		$885

(a)	The value of JPMorgan Chase common stock was determined by averaging the closing prices of JPMorgan Chase’s common stock for the four trading days during the period March 19, 2008, through March 25, 2008.

(b)	Represents shares of Bear Stearns common stock held in an irrevocable grantor trust (the “RSU Trust”), to be used to settle stock awards granted to selected employees and certain key executives under certain heritage Bear Stearns employee stock plans. Shares in the RSU Trust were exchanged for 6 million shares of JPMorgan Chase common stock at the merger exchange ratio of 0.21753. For further discussion of the RSU Trust, see Note 10 on pages 155–157 of JPMorgan Chase’s 2008 Annual Report.

(c)	The goodwill was recorded in the Investment Bank and is not tax-deductible.

Condensed statement of net assets acquired
The following reflects the value assigned to Bear Stearns net assets as of the merger date.

(in millions)	May 30, 2008

Assets
Cash and due from banks	$534
Federal funds sold and securities purchased under resale agreements	21,204
Securities borrowed	55,195
Trading assets	136,489
Loans	4,407
Accrued interest and accounts receivable	34,677
Goodwill	885
All other assets	35,377

Total assets	$288,768

Liabilities
Federal funds purchased and securities loaned or sold under repurchase agreements	$54,643
Other borrowings	16,166
Trading liabilities	24,267
Beneficial interests issued by consolidated VIEs	47,042
Long-term debt	67,015
Accounts payable and other liabilities	78,569

Total liabilities	287,702

Bear Stearns net assets(a)	$1,066

(a)	Reflects the fair value assigned to 49.4% of the Bear Stearns net assets acquired on April 8, 2008 (net of related amortization), and the fair value assigned to the remaining 50.6% of the Bear Stearns net assets acquired on May 30, 2008. The difference between the Bear Stearns net assets acquired, as presented above, and the fair value of the net assets acquired (including goodwill), presented in the previous table, represents JPMorgan Chase’s net losses recorded under the equity method of accounting.
Unaudited pro forma condensed combined financial information reflecting the Bear Stearns merger and Washington Mutual transaction
The following unaudited pro forma condensed combined financial information presents the results of operations of the Firm as they may have appeared for the three and six months ended June 30, 2008, if the Bear Stearns merger and the Washington Mutual transaction had been completed on January 1, 2008.

	Three months ended	Six months ended
(in millions, except per share data)	June 30, 2008	June 30, 2008

Total net revenue	$14,181	$33,961
Net loss	(8,293)	(9,176)
Net loss per common share data(a):
Basic	$(2.43)	$(2.71)
Diluted(b)	(2.43)	(2.71)
Weighted-average common shares issued and outstanding
Basic	3,435.1	3,427.0
Diluted(b)	3,435.1	3,427.0

(a)	Effective January 1, 2009, the Firm implemented FSP EITF 03-6-1. Accordingly, prior period amounts have been revised. For further discussion of FSP EITF 03-6-1, see Note 21 on page 158 of this Form 10-Q.

(b)	Common equivalent shares have been excluded from the pro forma computation of diluted loss per share for the three and six months ended June 30, 2008, as the effect would be antidilutive.

The unaudited pro forma combined financial information is presented for illustrative purposes only, and it does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2008; nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the three and six months ended June 30, 2008, were pro forma adjustments to reflect the results of operations of Bear Stearns, and Washington Mutual’s banking operations, considering the purchase accounting, valuation and accounting conformity adjustments related to each transaction. For the Washington Mutual transaction, the amortization of purchase accounting adjustments to report interest-earnings assets acquired and interest-bearing liabilities assumed at current interest rates is reflected. Valuation adjustments and the adjustment to conform allowance methodologies in the Washington Mutual transaction, and valuation and accounting conformity adjustments related to the Bear Stearns merger, are reflected in the results for the three and six months ended June 30, 2008.
Purchase of remaining interest in Highbridge Capital Management
On July 1, 2009, JPMorgan Chase completed its purchase of the remaining interest in Highbridge Capital Management, LLC.
Issuance of common stock
On June 2, 2009, the Firm issued $5.8 billion, or 163 million shares, of common stock. The common stock was issued to satisfy a regulatory supervisory condition requiring the Firm to demonstrate it could access the equity capital markets in order to be eligible to redeem the Series K preferred stock held by the U.S. Treasury. The proceeds from this issuance were used for general corporate purposes.
Subsequent events
The Firm has performed an evaluation of events that have occurred subsequent to June 30, 2009, and through August 10, 2009 (the date of the filing of this Form 10-Q). There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of or for the three- and six-month periods ending June 30, 2009.
NOTE 3 — FAIR VALUE MEASUREMENT
For a further discussion of JPMorgan Chase’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the SFAS 157 valuation hierarchy, see Note 4 on pages 129–143 of JPMorgan Chase’s 2008 Annual Report.
During the first half of 2009, there were no material changes made to the Firm’s valuation models.
For a further discussion of the accounting for trading assets and liabilities, and private equity investments, see Note 6 on pages 146–148 of JPMorgan Chase’s 2008 Annual Report.

The following table presents the financial instruments carried at fair value as of June 30, 2009, and December 31, 2008, by major product category and by the SFAS 157 valuation hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
				FIN 39	Total
June 30, 2009 (in millions)	Level 1	Level 2	Level 3	netting(g)	fair value

Federal funds sold and securities purchased under resale agreements	$—	$18,996	$—	$—	$18,996
Securities borrowed	—	3,360	—	—	3,360
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	41,928	6,485	257	—	48,670
Residential–nonagency(b)	—	1,027	2,832	—	3,859
Commercial–nonagency(b)	—	263	1,850	—	2,113

Total mortgage-backed securities	41,928	7,775	4,939	—	54,642
U.S. Treasury and government agencies(a)	24,302	48	—	—	24,350
Obligations of U.S. states and municipalities	—	7,211	2,416	—	9,627
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,276	—	—	3,276
Non-U.S. government debt securities	28,546	27,562	726	—	56,834
Corporate debt securities	—	40,617	5,482	—	46,099
Loans	—	15,949	15,208	—	31,157
Asset-backed securities	—	1,919	7,683	—	9,602

Total debt instruments	94,776	104,357	36,454	—	235,587
Equity securities	50,712	3,994	1,509	—	56,215
Physical commodities(c)	984	2,498	—	—	3,482
Other	—	1,582	1,269	—	2,851

Total debt and equity instruments	146,472	112,431	39,232	—	298,135
Derivative receivables(d)	2,998	1,736,643	57,896	(1,700,046)	97,491

Total trading assets	149,470	1,849,074	97,128	(1,700,046)	395,626

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	176,701	3,738	—	—	180,439
Residential–nonagency(b)	—	11,273	1,090	—	12,363
Commercial–nonagency(b)	—	4,235	—	—	4,235

Total mortgage-backed securities	176,701	19,246	1,090	—	197,037
U.S. Treasury and government agencies(a)	695	33,983	—	—	34,678
Obligations of U.S. states and municipalities	—	5,532	474	—	6,006
Certificates of deposit	—	5,603	—	—	5,603
Non-U.S. government debt securities	5,034	11,317	—	—	16,351
Corporate debt securities	3,714	44,510	52	—	48,276
Asset-backed securities:
Credit card receivables	—	22,243	—	—	22,243
Collateralized debt and loan obligations	—	10	11,489	—	11,499
Other	—	1,428	445	—	1,873
Equity securities	1,818	89	61	—	1,968

Total available-for-sale securities	187,962	143,961	13,611	—	345,534

Loans	—	1,317	1,756	—	3,073
Mortgage servicing rights	—	—	14,600	—	14,600

Other assets:
Private equity investments(e)	139	292	6,129	—	6,560
All other	6,655	14,521	4,489	—	25,665

Total other assets	6,794	14,813	10,618	—	32,225

Total assets measured at fair value on a recurring basis	$344,226	$2,031,521	$137,713	$(1,700,046)	813,414
Less: Level 3 assets for which the Firm does not bear economic exposure(f)			2,526

Total recurring level 3 assets for which the Firm bears economic exposure			$135,187

	Fair value hierarchy
				FIN 39	Total
June 30, 2009 (in millions)	Level 1	Level 2	Level 3	netting(g)	fair value

Deposits	$—	$3,160	$627	$—	$3,787
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,977	—	—	2,977
Other borrowed funds	—	16,130	134	—	16,264

Trading liabilities:
Debt and equity instruments	44,044	11,924	53	—	56,021
Derivative payables(d)	2,882	1,706,874	39,548	(1,682,107)	67,197

Total trading liabilities	46,926	1,718,798	39,601	(1,682,107)	123,218

Accounts payable and other liabilities	—	4	437	—	441
Beneficial interests issued by consolidated VIEs	—	703	1,060	—	1,763
Long-term debt	—	35,969	17,473	—	53,442

Total liabilities measured at fair value on a recurring basis	$46,926	$1,777,741	$59,332	$(1,682,107)	$201,892

	Fair value hierarchy
				FIN 39	Total
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	netting(g)	fair value

Federal funds sold and securities purchased under resale agreements	$—	$20,843	$—	$—	$20,843
Securities borrowed	—	3,381	—	—	3,381

Trading assets(h):
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	48,761	9,984	163	—	58,908
Residential–nonagency(b)	—	658	3,339	—	3,997
Commercial–nonagency(b)	—	329	2,487	—	2,816

Total mortgage-backed securities	48,761	10,971	5,989	—	65,721
U.S. Treasury and government agencies(a)	29,646	1,659	—	—	31,305
Obligations of U.S. states and municipalities	—	10,361	2,641	—	13,002
Certificates of deposit, bankers’ acceptances and commercial paper	1,180	6,312	—	—	7,492
Non-U.S. government debt securities	19,986	17,954	707	—	38,647
Corporate debt securities	1	55,042	5,280	—	60,323
Loans	—	14,711	17,091	—	31,802
Asset-backed securities	—	2,414	7,106	—	9,520

Total debt instruments	99,574	119,424	38,814	—	257,812
Equity securities	73,174	3,992	1,380	—	78,546
Physical commodities(c)	—	3,581	—	—	3,581
Other	4	6,188	1,226	—	7,418

Total debt and equity instruments	172,752	133,185	41,420	—	347,357
Derivative receivables(d)	3,630	2,685,101	52,991	(2,579,096)	162,626

Total trading assets	176,382	2,818,286	94,411	(2,579,096)	509,983

Available-for-sale securities(h):
Mortgage-backed securities:
U.S. government agencies(a)	109,009	8,376	—	—	117,385
Residential–nonagency(b)	—	9,115	49	—	9,164
Commercial–nonagency(b)	—	3,939	—	—	3,939

Total mortgage-backed securities	109,009	21,430	49	—	130,488
U.S. Treasury and government agencies(a)	615	9,742	—	—	10,357
Obligations of U.S. states and municipalities	34	2,463	838	—	3,335
Certificates of deposit	—	17,282	—	—	17,282
Non-U.S. government debt securities	6,112	2,232	—	—	8,344
Corporate debt securities	—	9,497	57	—	9,554
Asset-backed securities:
Credit card receivables	—	11,391	—	—	11,391
Collateralized debt and loan obligations	—	—	11,195	—	11,195
Other	—	643	252	—	895
Equity securities	3,053	15	—	—	3,068

Total available-for-sale securities	118,823	74,695	12,391	—	205,909

Loans	—	5,029	2,667	—	7,696
Mortgage servicing rights	—	—	9,403	—	9,403

Other assets:
Private equity investments(e)	151	332	6,369	—	6,852
All other	5,977	11,355	5,015	—	22,347

Total other assets	6,128	11,687	11,384	—	29,199

Total assets measured at fair value on a recurring basis	$301,333	$2,933,921	$130,256	$(2,579,096)	$786,414
Less: Level 3 assets for which the Firm does not bear economic exposure(f)			21,169

Total recurring level 3 assets for which the Firm bears economic exposure			$109,087

	Fair value hierarchy
				FIN 39	Total
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	netting(g)	fair value

Deposits	$—	$4,370	$1,235	$—	$5,605
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,993	—	—	2,993
Other borrowed funds	—	14,612	101	—	14,713

Trading liabilities:
Debt and equity instruments	34,568	10,418	288	—	45,274
Derivative payables(d)	3,630	2,622,371	43,484	(2,547,881)	121,604

Total trading liabilities	38,198	2,632,789	43,772	(2,547,881)	166,878

Accounts payable and other liabilities	—	—	—	—	—
Beneficial interests issued by consolidated VIEs	—	1,735	—	—	1,735
Long-term debt	—	41,666	16,548	—	58,214

Total liabilities measured at fair value on a recurring basis	$38,198	$2,698,165	$61,656	$(2,547,881)	$250,138

(a)	Includes total U.S. government-sponsored enterprise obligations of $222.9 billion and $182.1 billion at June 30, 2009, and December 31, 2008, respectively, which were predominantly mortgage-related.

(b)	For further discussion of residential and commercial mortgage-backed securities, see the “Mortgage-related exposure carried at fair value” section of this Note on pages 110–111.

(c)	Physical commodities inventories are accounted for at the lower of cost or fair value.

(d)	Derivative receivables and derivative payables balances are presented net on the Consolidated Balance Sheets where there is a legally enforceable master netting agreement in place with counterparties. For purposes of the table above, the Firm does not reduce the derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation that is based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances, the reduction in the level 3 derivative receivables and derivative payables balances would be $20.2 billion at June 30, 2009.

(e)	Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost of the private equity investment portfolio was $8.5 billion and $8.3 billion at June 30, 2009, and December 31, 2008, respectively.

(f)	Includes assets for which the Firm serves as an intermediary between two parties and does not bear market risk. The assets are predominantly reflected within derivative receivables.

(g)	As permitted under FIN 39, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(h)	Prior periods have been revised to conform to the current presentation.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the balance sheet amounts for the three and six months ended June 30, 2009 and 2008 (including changes in fair value), for financial instruments classified by the Firm within level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the valuation hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
							Change in unrealized
				Purchases,	Transfers		gains/(losses)
Three months ended	Fair value,	Total		issuances	into and/or	Fair value,	related to financial
June 30, 2009	March 31,	realized/ unrealized		settlements,	out of	June 30,	instruments held
(in millions)	2009	gains/(losses)		net	level 3	2009	at June 30, 2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$288	$(23)		$(10)	$2	$257	$(23)
Residential-nonagency(a)	2,469	(183)		563	(17)	2,832	(197)
Commercial-nonagency(a)	1,890	(11)		(29)	—	1,850	(48)

Total mortgage-backed securities	4,647	(217)		524	(15)	4,939	(268)
Obligations of U.S. states and municipalities	2,482	32		(98)	—	2,416	(8)
Non-U.S. government debt securities	737	21		(32)	—	726	4
Corporate debt securities	6,144	(21)		(752)	111	5,482	(44)
Loans	16,046	362		(866)	(334)	15,208	351
Asset-backed securities	6,488	887		490	(182)	7,683	828

Total debt instruments	36,544	1,064		(734)	(420)	36,454	863
Equity securities	963	29		(98)	615	1,509	17
Other	1,200	(20)		47	42	1,269	(9)

Total debt and equity instruments	38,707	1,073	(d)(e)	(785)	237	39,232	871	(d)(e)

Net derivative receivables	19,148	(5,707)	(d)	759	4,148	18,348	(3,932)	(d)
Available-for-sale securities:
Asset-backed securities	11,078	767		89	—	11,934	767
Other	1,385	(60)		346	6	1,677	50

Total available-for-sale securities	12,463	707	(f)	435	6	13,611	817	(f)

Loans	2,987	(73)	(d)	(1,112)	(46)	1,756	(116)	(d)
Mortgage servicing rights	10,634	3,831	(e)	135	—	14,600	3,831	(e)

Other assets:
Private equity investments(b)	6,245	(135)	(d)	20	(1)	6,129	(145)	(d)
All other	4,419	(116)	(g)	189	(3)	4,489	(120)	(g)

Liabilities(c):
Deposits	$(928)	$(9)	(d)	$310	$—	$(627)	$(9)	(d)
Other borrowed funds	(47)	(9)	(d)	(40)	(38)	(134)	(8)	(d)
Trading liabilities:
Debt and equity instruments	(257)	4	(d)	200	—	(53)	9	(d)
Accounts payable and other liabilities	(6)	2	(d)	(433)	—	(437)	4	(d)
Beneficial interests issued by consolidated VIEs	(502)	(161)	(d)	482	(879)	(1,060)	(160)	(d)
Long-term debt	(16,657)	(883)	(d)	1,233	(1,166)	(17,473)	(1,077)	(d)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total			Transfers		gains/(losses)
Three months ended		realized/		Purchases,	into and/or		related to financial
June 30, 2008	Fair value,	unrealized		issuances	out of	Fair value,	instruments held
(in millions)	March 31, 2008	gains/(losses)		settlements, net	level 3	June 30, 2008	at June 30, 2008

Assets:
Trading assets:
Debt and equity instruments	$40,827	$(2,053	)(d)(e)	$17,426	$2,696	$58,896	$(2,261	)(d)(e)
Net derivative receivables	3,053	1,081	(d)	1,576	265	5,975	(33	)(d)
Available-for-sale securities	336	(8	)(f)	2	(59)	271	(8	)(f)
Loans	8,456	(122	)(d)	699	(704)	8,329	(188	)(d)
Mortgage servicing rights	8,419	1,516	(e)	1,682	—	11,617	1,516	(e)
Other assets:
Private equity investments(b)	6,002	453	(d)	546	—	7,001	71	(d)
All other	3,267	(41	)(g)	1,730	(25)	4,931	(55	)(g)

Liabilities(c):
Deposits	$(1,208)	$(63	)(d)	$(7)	$(50)	$(1,328)	$(64	)(d)
Other borrowed funds	(139)	(97	)(d)	(63)	(1)	(300)	—	(d)
Trading liabilities:
Debt and equity instruments	(727)	21	(d)	(164)	—	(870)	(162	)(d)
Accounts payable and other liabilities	—	—		—	—	—	—
Beneficial interests issued by consolidated VIEs	(51)	(7	)(d)	(7,524)	(569)	(8,151)	(7	)(d)
Long-term debt	(21,104)	(263	)(d)	(1,485)	(124)	(22,976)	(409	)(d)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		gains/(losses)
Six months ended	Fair value,	realized/		issuances	into and/or	Fair value,	related to financial
June 30, 2009	January 1,	unrealized		settlements,	out of	June 30,	instruments held
(in millions)	2009	gains/(losses)		net	level 3	2009	at June 30, 2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$163	$(35)		$56	$73	$257	$(34)
Residential–nonagency(a)	3,339	(548)		567	(526)	2,832	(590)
Commercial–nonagency(a)	2,487	(241)		(245)	(151)	1,850	(97)

Total mortgage-backed securities	5,989	(824)		378	(604)	4,939	(721)
Obligations of U.S. states and municipalities	2,641	53		(278)	—	2,416	(25)
Non-U.S. government debt securities	707	25		(40)	34	726	2
Corporate debt securities	5,280	(164)		(3,102)	3,468	5,482	(88)
Loans	17,091	(1,188)		(954)	259	15,208	(1,117)
Asset-backed securities	7,106	669		128	(220)	7,683	574

Total debt instruments	38,814	(1,429)		(3,868)	2,937	36,454	(1,375)
Equity securities	1,380	(247)		(359)	735	1,509	(171)
Other	1,226	(107)		94	56	1,269	80

Total debt and equity instruments	41,420	(1,783)	(d)(e)	(4,133)	3,728	39,232	(1,466)	(d)(e)

Net derivative receivables	9,507	(4,938)	(d)	(2,233)	16,012	18,348	(4,870)
Available-for-sale securities:
Asset-backed securities	11,447	(138)		450	175	11,934	(331)
Other	944	(60)		247	546	1,677	50

Total available-for-sale securities	12,391	(198)	(f)	697	721	13,611	(281)	(f)

Loans	2,667	(478)	(d)	(1,309)	876	1,756	(433)	(d)
Mortgage servicing rights	9,403	5,141	(e)	56	—	14,600	5,141	(e)

Other assets:
Private equity investments(b)	6,369	(473)	(d)	163	70	6,129	(459)	(d)
All other	5,015	(534)	(g)	66	(58)	4,489	(524)	(g)

Liabilities(c):
Deposits	$(1,235)	$(23)	(d)	$693	$(62)	$(627)	$(36)	(d)
Other borrowed funds	(101)	86	(d)	(76)	(43)	(134)	(5)	(d)
Trading liabilities:
Debt and equity instruments	(288)	(58)	(d)	290	3	(53)	2	(d)
Accounts payable and other liabilities	—	4	(d)	(441)	—	(437)	4	(d)
Beneficial interests issued by consolidated VIEs	—	(161)	(d)	(20)	(879)	(1,060)	(160)	(d)
Long-term debt	(16,548)	(41)	(d)	2,551	(3,435)	(17,473)	(464)	(d)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total			Transfers		gains/(losses)
Six months ended		realized/		Purchases,	into and/or		related to financial
June 30, 2008	Fair value,	unrealized		issuances	out of	Fair value,	instruments held
(in millions)	January 1, 2008	gains/(losses)		settlements, net	level 3	June 30, 2008	at June 30, 2008

Assets:
Trading assets:
Debt and equity instruments	$24,066	$(3,212	)(d)(e)	$21,311	$16,731	$58,896	$(2,646	)(d)(e)
Net derivative receivables	633	2,793	(d)	1,839	710	5,975	1,530	(d)
Available-for-sale securities	101	(109	)(f)	338	(59)	271	(8	)(f)
Loans	8,380	(321	)(d)	974	(704)	8,329	(258	)(d)
Mortgage servicing rights	8,632	884	(e)	2,101	—	11,617	884	(e)
Other assets:
Private equity investments(b)	6,763	662	(d)	(424)	—	7,001	5	(d)
All other	3,160	(13	)(g)	1,776	8	4,931	44	(g)

Liabilities(c):
Deposits	$(1,161)	$(77	)(d)	$(38)	$(52)	$(1,328)	$(83	)(d)
Other borrowed funds	(105)	(61	)(d)	(201)	67	(300)	22	(d)
Trading liabilities:
Debt and equity instruments	(480)	(72	)(d)	(175)	(143)	(870)	(251	)(d)
Accounts payable and other liabilities	(25)	25	(d)	—	—	—	—
Beneficial interests issued by consolidated VIEs	(82)	24	(d)	(7,524)	(569)	(8,151)	24	(d)
Long-term debt	(21,938)	(37	)(d)	(396)	(605)	(22,976)	(36	)(d)

(a)	For further discussion of residential and commercial mortgage-backed securities, see the “Mortgage-related exposures carried at fair value” section of this Note on pages 110–111.

(b)	Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost of the private equity investment portfolio was $8.5 billion and $8.3 billion at June 30, 2009, and December 31, 2008, respectively.

(c)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities carried at fair value on a nonrecurring basis) were 29% and 25% at June 30, 2009, and December 31, 2008, respectively.

(d)	Reported in principal transactions revenue.

(e)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell, and mortgage servicing rights are measured at fair value and reported in mortgage fees and related income.

(f)	Realized gains (losses) and credit-related unrealized losses are reported in securities gains (losses). Unrealized gains (losses) not related to credit are reported in accumulated other comprehensive income (loss).

(g)	Reported in other income.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following tables present assets and liabilities carried on the Consolidated Balance Sheets as well as off balance sheet instruments by caption and level within the SFAS 157 valuation hierarchy (as described above) as of June 30, 2009, and December 31, 2008, for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value hierarchy
June 30, 2009 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans(a)	$—	$4,399	$3,537	$7,936

Other real estate owned	—	441	134	575
Other assets	—	—	313	313

Total other assets	—	441	447	888

Total assets at fair value on a nonrecurring basis	$—	$4,840	$3,984	$8,824

Accounts payable and other liabilities(b)	$—	$147	$90	$237

Total liabilities at fair value on a nonrecurring basis	$—	$147	$90	$237

	Fair value hierarchy
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans(a)	$—	$4,991	$3,999	$8,990

Other real estate owned	—	706	103	809
Other assets	—	1,057	188	1,245

Total other assets	—	1,763	291	2,054

Total assets at fair value on a nonrecurring basis	$—	$6,754	$4,290	$11,044

Accounts payable and other liabilities(b)	$—	$212	$98	$310

Total liabilities at fair value on a nonrecurring basis	$—	$212	$98	$310

(a)	Includes leveraged lending and other loan warehouses held-for-sale.

(b)	Represents the fair value adjustment associated with $887 million and $1.5 billion of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio at June 30, 2009, and December 31, 2008, respectively.
Nonrecurring fair value changes
The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008, related to financial instruments held at June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Loans	$(1,347)	$(861)	$(2,327)	$(1,617)
Other assets	(154)	(76)	(250)	(151)
Accounts payable and other liabilities	16	—	47	—

Total nonrecurring fair value gains (losses)	$(1,485)	$(937)	$(2,530)	$(1,768)

In the above table, loans predominantly include: (1) write-downs of delinquent Retail Financial Services (“RFS”) mortgage and home equity loans where impairment is based on the fair value of the underlying collateral and (2) the change in fair value for the Investment Bank (“IB”) leveraged lending and warehouse loans carried on the balance sheet at the lower of cost or fair value. Accounts payable and other liabilities predominantly include the change in fair value for unfunded lending-related commitments within the leveraged lending portfolio.
Level 3 analysis
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 7% of total Firm assets at June 30, 2009. The following describes significant changes to level 3 assets during the quarter.
For the three months ended June 30, 2009
Level 3 assets decreased by $7.0 billion in the second quarter of 2009, largely due to $11.5 billion decrease in derivative receivables predominantly due to changes in credit spreads. This decrease was partially offset by a $4.0 billion increase in mortgage servicing rights (“MSRs”) primarily due to market interest rate and other changes impacting the Firm’s estimate of future prepayments, as well as sales in RFS of originated loans for which servicing rights were retained.
For the six months ended June 30, 2009
Level 3 assets increased by $7.2 billion in the first half of 2009 due to the following:
•	Transfer of structured credit derivative receivables resulting from a decrease in transaction activity and the lack of observable market data. At June 30, 2009, the fair value of these receivables was approximately $32.3 billion. Offsetting these receivables were derivative payables with a fair value of $17.5 billion at June 30, 2009.

•	$5.2 billion increase in mortgage servicing rights (“MSRs”) primarily due to market interest rate and other changes impacting the Firm’s estimate of future prepayments, as well as sales in RFS of originated loans for which servicing rights were retained.

•	$3.1 billion transfer of certain structured notes reflecting lower liquidity and pricing observability in the first quarter.

The increase in level 3 assets described above was partially offset by:
•	$17.7 billion transfer of single-name CDS on ABS from level 3 to level 2, resulting from a decline in pricing uncertainty. The fair value of these assets is generally based on observable market data from third-party transactions, benchmarking to relevant indices such as the Asset-Backed Securities Index (“ABX”), and calibration to other available market information such as broker quotes.
•	$11.2 billion of derivative receivables principally due to changes in credit spreads.
•	$3.6 billion related to sales of CDS positions on CMBS and RMBS.
•	$3.1 billion related to sales and unwinds of structured transactions with hedge funds.
•	$2.8 billion decrease in trading assets debt and equity, primarily in residential and commercial mortgage-backed securities and loans, principally driven by markdowns and sales, partially offset by increases of $577 million in certain asset-backed securities.
Gains and Losses
The Firm risk manages level 3 financial instruments using securities and derivative positions classified within level 1 or 2 of the valuation hierarchy; the effect of these risk management activities is not reflected in the level 3 gains and losses included in the tables above.
Three months ended June 30, 2009

Included in the tables for the three months ended June 30, 2009, were gains and losses resulting from:
•	$3.8 billion in gains on MSRs.
•	$1.1 billion in gains on trading debt and equity instruments, primarily from certain asset-backed securities.
•	$5.7 billion of net losses on derivatives primarily related to changes in credit spreads.
•	$883 million of losses related to structured note liabilities, primarily due to volatility in the equity markets.
Three months ended June 30, 2008
Included in the tables for the three months ended June 30, 2008, were gains and losses resulting from:
•	$2.1 billion of losses on trading debt and equity instruments, principally from mortgage-related transactions;
•	$700 million of losses on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost of fair value and therefore included in the nonrecurring fair value assets;
•	$1.5 billion of gains on MSRs;
•	Net gains of approximately $1.1 billion, principally related to equity derivatives transactions; and
•	Gains on private equity instruments of approximately $450 million.
Six months ended June 30, 2009
Included in the tables for the first six months of 2009 were gains and losses resulting from:
•	$5.1 billion of gains on MSRs.
•	$4.9 billion of net losses on derivatives primarily related to changes in credit spreads and changes in interest rates.
•	$2.5 billion of losses on trading debt and equity instruments, primarily related to residential and commercial loans and mortgage-backed securities and principally driven by markdowns and sales. These losses were partially offset by $669 million in gains on certain asset-backed securities. For a further discussion of the gains and losses on mortgage-related exposures inclusive of risk management activities, see the “Mortgage-related exposures carried at fair value” discussion below.
•	$850 million of losses on leveraged loans. Leveraged loans are primarily classified as held-for-sale and measured at the lower of cost or fair value and therefore included in nonrecurring fair value assets.

Six months ended June 30, 2008
Included in the tables for the first six months of 2008 were gains and losses resulting from:
•	Losses on trading debt and equity instruments of approximately $3.2 billion, principally from mortgage-related transactions and auction-rate securities;
•	Losses of approximately $1.6 billion on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and therefore included in the nonrecurring fair value assets;
•	Net gains of $2.8 billion related to fixed income and equity derivatives;
•	Gains of $884 million on MSRs; and
•	Private equity gains of approximately $650 million.
For further information on changes in the fair value of the MSRs see Note 17 on pages 154—155 of this Form 10-Q.
Mortgage-related exposures carried at fair value
The following table provides a summary of the Firm’s mortgage-related exposures, including the impact of risk management activities. These exposures include all mortgage-related securities and loans carried at fair value regardless of their classification within the fair value hierarchy. The table below summarizes the Firm’s mortgage-related exposures that are carried at fair value through earnings or at the lower of cost or fair value; the table excludes mortgage-related securities held in the available-for-sale portfolio, which are reported on page 111 of this Form 10-Q.

	Exposure as of		Exposure as of		Net gains/(losses)
	June 30, 2009		December 31, 2008(e)		reported in income(f)
					Three months		Six months
		Net of risk		Net of risk	ended		ended
		Management		Management	June 30,		June 30,
(in millions)	Gross	activities(d)	Gross	activities(d)	2009	2008	2009	2008
U.S. residential mortgage:(a)(b)(c)
Prime	$4,304	$4,304	$4,612	$4,612
Alt-A	3,377	3,210	3,934	3,917

	7,681	7,514	8,546	8,529	$246	$(166)	$(191)	$(1,279)

Subprime	726	388	941	(28)	(35)	(122)	(30)	(237)

Non-U.S. residential	1,524	1,147	1,591	951	5	(66)	(4)	(60)

Commercial mortgage:
Securities	2,179	1,570	2,836	1,438	127	(106)	255	(359)
Loans	3,505	2,399	4,338	2,179	(33)	(84)	(384)	(97)

(a)	Included exposures in IB and RFS segments.

(b)	Excluded certain mortgages and mortgage-related assets that are carried at fair value and recorded in trading assets, such as: (i) U.S. government agency and U.S. government-sponsored enterprise securities that are liquid and of high credit quality of $48.7 billion and $58.9 billion at June 30, 2009, and December 31, 2008, respectively; and (ii) conforming mortgage loans recently originated with the intent to sell to U.S. government agencies and U.S. government sponsored enterprises of $10.0 billion and $6.2 billion at June 30, 2009, and December 31, 2008, respectively; and (iii) reverse mortgages of $4.7 billion and $4.3 billion at June 30, 2009, and December 31, 2008, respectively, for which the principal risk is mortality risk. Also excluded mortgage servicing rights, which are reported in Note 17 on pages 154-155 of this Form 10-Q.

(c)	Excluded certain mortgage-related financing transactions, which are collateralized by mortgage-related assets, of $4.0 billion and $5.7 billion at June 30, 2009, and December 31, 2008, respectively. These financing transactions are excluded from the table, as they are accounted for on an accrual basis of accounting. For certain financings deemed to be impaired; impairment is measured and recognized based on the fair value of the collateral. Of these financing transactions, $175 million and $1.2 billion at June 30, 2009, and December 31, 2008, respectively, were considered impaired.

(d)	Amounts reflect the effects of derivatives used to manage the credit risk of the gross exposures arising from cash-based instruments. The amounts are presented on a bond- or loan-equivalent (notional) basis. Derivatives are excluded from the gross exposure, as they are principally used for risk management purposes.

(e)	Prior periods have been revised to conform to the current presentation.

(f)	Net gains and losses include all revenue related to the positions (i.e., all interest income, changes in fair value of the assets, changes in fair value of the related risk management positions, and all interest expense related to the liabilities funding those positions).

Residential mortgages
Prime mortgage — Of the $4.3 billion of prime mortgage exposure at June 30, 2009, approximately $2.1 billion relates to first-lien mortgages predominantly classified in level 3. The remaining $2.2 billion relates to securities (including $569 million of forward purchase commitments) where $583 million was classified in level 2, and $1.1 billion was classified in level 3; and $569 million was classified in derivative receivables in level 3. Prime mortgage securities are largely rated BBB and below.
Alt-A mortgage — Of the $3.4 billion of Alt-A mortgage exposure at June 30, 2009, approximately $2.5 billion relates to first-lien mortgages classified in level 3. The remaining $922 million relates to securities, which are predominantly rated BB+ and below where $110 million was classified in level 2, and $812 million was classified in level 3.
Subprime mortgage — Of the $726 million of subprime mortgage exposure at June 30, 2009, $501 million relates to securities, predominantly rated BB+ and below, where $43 million was classified in level 2, and $458 million was classified in level 3. The remaining $225 million relates to first-lien mortgages classified in level 3.
Non-U.S. residential mortgage
Of the $1.5 billion of non-U.S. residential mortgage exposure at June 30, 2009, $765 million relates to first-lien mortgages classified in level 3. The remaining $759 million relates to securities where $291 million was classified in level 2, and $468 million was classified in level 3. Securities are predominantly rated “AAA.”
Commercial mortgages
Of the $5.7 billion of commercial mortgage exposure at June 30, 2009, $3.5 billion relates to first-lien mortgages, predominantly in the U.S., classified in level 3. The remaining $2.2 billion relates to securities, which are partially rated “AAA,” where $263 million was classified in level 2, and $1.9 billion was classified in level 3.
The following table presents mortgage-related activities within the available-for-sale securities portfolio.

							Unrealized gains/(losses)
							included in
			Net gains/(losses)				other comprehensive
			reported in income(a)				income (pretax)
			Three		Six		Three		Six
	Exposures	Exposures	months		months		months		months
	as of	as of	ended		ended		ended		ended
	June 30,	December 31,	June 30,		June 30,		June 30,		June 30,
(in millions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$180,439	$117,385	$137	$2	$439	$(3)	$(2,044)	$(1,521)	$(395)	$(1,026)
Residential:
Prime and Alt-A	5,874	6,895	(88)	—	(235)	—	461	(72)	30	(179)
Subprime	55	194	(19)	(9)	(35)	(29)	21	21	19	(2)
Non-U.S.	6,434	2,075	—	—	—	—	(110)	—	37	—
Commercial	4,235	3,939	(30)	—	(40)	—	366	—	141	—

Total mortgage-backed securities	$197,037	$130,488	$—	$(7)	$129	$(32)	$(1,306)	$(1,572)	$(168)	$(1,207)
U.S. government agencies	33,879	9,657	1	—	5	—	(215)	—	(278)	—

(a)	Excludes related net interest income.
Exposures in the table above include $230.9 billion and $140.1 billion of mortgage-backed and mortgage-related securities classified as available-for-sale on the Firm’s Consolidated Balance Sheets at June 30, 2009, and December 31, 2008. These investments are used as part of the Firm’s centralized risk management of structural interest rate risk (i.e., the sensitivity of the Firm’s Consolidated Balance Sheets to changes in interest rates). Changes in the Firm’s structural interest rate position, as well as changes in the overall interest rate environment, are continually monitored, resulting in periodic repositioning of securities classified as available-for-sale. Given that this portfolio is primarily used to manage the Firm’s structural interest rate risk, predominantly all of these securities are either backed by U.S. government agencies, backed by U.S. government-sponsored enterprises or largely rated “AAA.”
For additional information on investment securities in the available-for-sale portfolio, see Note 11 on pages 129-134 of this Form 10-Q.

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
The following table provides the credit adjustments, excluding the effect of any hedging activity, as reflected within the Consolidated Balance Sheets of the Firm as of the dates indicated.

(in millions)	June 30, 2009	December 31, 2008

Derivative receivables balance	$97,491	$162,626
Derivative CVAs(a)	(5,167)	(9,566)

Derivatives payables balance	67,197	121,604
Derivative DVAs	(1,010)	(1,389)

Structured notes balance(b)	59,020	67,340
Structured note DVAs(c)	(1,952)	(2,413)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by Credit Portfolio and other lines of business within IB.

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, based on the tenor and legal form of the note.

(c)	Structured notes are carried at fair value based on the Firm’s election under SFAS 159. For further information on these elections, see Note 4 on pages 114-116 of this Form 10-Q.
The following table provides the impact of credit adjustments, excluding the effect of any hedging activity, on earnings in the respective periods.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Credit adjustments:
Derivative CVAs(a)	$3,522	$191	$4,399	$(1,372)
Derivative DVAs	(793)	106	(379)	639
Structured note DVAs(b)	(1,099)	308	(461)	1,206

(a)	Derivatives CVA, gross of hedges, includes results managed by Credit Portfolio and other lines of business within IB.

(b)	Structured notes are carried at fair value based on the Firm’s election under SFAS 159. For further information on these elections, see Note 4 on pages 114-116 of this Form 10-Q.
Financial disclosures required by SFAS 107
Many, but not all, of the financial instruments held by the Firm are recorded at fair value on the Consolidated Balance Sheets. SFAS 107 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair value. Financial instruments within the scope of SFAS 107 are included in the following table. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of JPMorgan Chase. For example, the Firm has developed long-term relationships with its customers through its deposit base and credit card accounts, commonly referred to as core deposit intangibles and credit card relationships. In the opinion of management, these items, in the aggregate, add significant value to JPMorgan Chase, but their fair value is not disclosed in this Note.
Financial instruments for which carrying value approximates fair value
Certain financial instruments that are not carried at fair value on the Consolidated Balance Sheets are carried at amounts that approximate fair value, due to their short-term nature and generally negligible credit risk. These instruments include cash and due from banks; deposits with banks, federal funds sold and securities purchased under resale agreements; and securities borrowed with short-dated maturities; short-term receivables and accrued interest receivable; commercial paper; federal funds purchased, and securities loaned or sold, under repurchase agreements with short-dated maturities; other borrowed funds (excluding advances from Federal Home Loan Banks); accounts payable; and accrued liabilities. In addition, SFAS 107 requires that the fair value for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value. SFAS 107 does not allow for the recognition of the inherent funding value of these instruments.

The following table presents the carrying value and estimated fair value of financial assets and liabilities as required by SFAS 107.

	June 30, 2009			December 31, 2008
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
(in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$148.3	$148.3	$—	$226.0	$226.0	$—
Federal funds sold and securities purchased under resale agreements (included $19.0 and $20.8 at fair value at June 30, 2009, and December 31, 2008, respectively)	159.2	159.2	—	203.1	203.1	—
Securities borrowed (included $3.4 and $3.4 at fair value at June 30, 2009, and December 31, 2008, respectively)	129.3	129.3	—	124.0	124.0	—
Trading assets	395.6	395.6	—	510.0	510.0	—
Securities	345.6	345.6	—	205.9	205.9	—
Loans (included $3.1 and $7.7 at fair value at June 30, 2009, and December 31, 2008, respectively)	651.5	635.0	(16.5)	721.7	700.0	(21.7)
Mortgage servicing rights at fair value	14.6	14.6	—	9.4	9.4	—
Other (included $32.2 and $29.2 at fair value at June 30, 2009, and December 31, 2008, respectively)(a)	85.9	85.6	(0.3)	83.0	83.1	0.1

Total financial assets	$1,930.0	$1,913.2	$(16.8)	$2,083.1	$2,061.5	$(21.6)

Financial liabilities
Deposits (included $3.7 and $5.6 at fair value at June 30, 2009, and December 31, 2008, respectively)	$866.5	$867.3	$(0.8)	$1,009.3	$1,010.2	$(0.9)
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3.0 and $3.0 at fair value at June 30, 2009, and December 31, 2008, respectively)	300.9	300.9	—	192.5	192.5	—
Commercial paper	42.7	42.7	—	37.8	37.8	—
Other borrowed funds (included $16.3 and $14.7 at fair value at June 30, 2009, and December 31, 2008, respectively)	74.0	74.6	(0.6)	132.4	134.1	(1.7)
Trading liabilities	123.2	123.2	—	166.9	166.9	—
Accounts payable and other liabilities(a)	150.1	150.1	—	167.2	167.2	—
Beneficial interests issued by consolidated VIEs (included $1.8 and $1.7 at fair value at June 30, 2009, and December 31, 2008, respectively)	20.9	20.9	—	10.6	10.5	0.1
Long-term debt and junior subordinated deferrable interest debentures (included $53.4 and $58.2 at fair value at June 30, 2009, and December 31, 2008, respectively)	271.9	264.2	7.7	270.7	262.1	8.6

Total financial liabilities	$1,850.2	$1,843.9	$6.3	$1,987.4	$1,981.3	$6.1

Net (depreciation) appreciation			$(10.5)			$(15.5)

(a)	Prior periods have been revised to conform to the current presentation.
The majority of the Firm’s unfunded lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets nor are they actively traded. The estimated fair values of the Firm’s wholesale lending-related commitments at June 30, 2009, and December 31, 2008, were liabilities of $3.3 billion and $7.5 billion, respectively. The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower prior notice, or, in some cases, without notice as permitted by law.

Trading assets and liabilities average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Trading assets — debt and equity instruments	$308,951	$401,578	$311,883	$401,687
Trading assets — derivative receivables	114,096	105,301	128,092	101,582

Trading liabilities — debt and equity instruments(a)	$54,587	$81,724	$54,726	$85,712
Trading liabilities — derivative payables	78,155	79,780	86,503	80,437

(a)	Primarily represent securities sold, not yet purchased.
NOTE 4 — FAIR VALUE OPTION
For a discussion of the primary financial instruments for which fair value elections have been made, including the determination of instrument-specific credit risk for these items, and the basis for those elections, see Note 5 on pages 144—146 of JPMorgan Chase’s 2008 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2009				2008
				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value
(in millions)	transactions(b)	income(b)		recorded	transactions(b)	income(b)		recorded

Federal funds sold and securities purchased under resale agreements	$(269)	$—		$(269)	$(398)	$—		$(398)
Securities borrowed	(12)	—		(12)	79	—		79

Trading assets:
Debt and equity instruments, excluding loans	244	22	(c)	266	(65)	21	(c)	(44)
Loans reported as trading assets:
Changes in instrument-specific credit risk	8	(115	)(c)	(107)	(791)	2	(c)	(789)
Other changes in fair value	977	495	(c)	1,472	91	16	(c)	107
Loans:
Changes in instrument-specific credit risk	124	—		124	(239)	—		(239)
Other changes in fair value	(19)	—		(19)	(5)	—		(5)
Other assets	—	(187	)(d)	(187)	—	(79	)(d)	(79)

Deposits(a)	(21)	—		(21)	30	—		30
Federal funds purchased and securities loaned or sold under repurchase agreements	61	—		61	70	—		70
Other borrowed funds(a)	(180)	—		(180)	(16)	—		(16)
Trading liabilities	(13)	—		(13)	3	—		3
Beneficial interests issued by consolidated VIEs	(139)	—		(139)	206	—		206
Other liabilities	5	—		5	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	(1,038)	—		(1,038)	303	—		303
Other changes in fair value	(2,978)	—		(2,978)	408	—		408

	Six months ended June 30,
	2009				2008
				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value
(in millions)	transactions(b)	income(b)		recorded	transactions(b)	income(b)		recorded

Federal funds sold and securities purchased under resale agreements	$(495)	$—		$(495)	$151	$—		$151
Securities borrowed	(19)	—		(19)	79	—		79

Trading assets:
Debt and equity instruments, excluding loans	304	19	(c)	323	124	15	(c)	139
Loans reported as trading assets:
Changes in instrument-specific credit risk	(472)	(165	)(c)	(637)	(1,613)	(50	)(c)	(1,663)
Other changes in fair value	712	1,432	(c)	2,144	5	409	(c)	414
Loans:
Changes in instrument-specific credit risk	(329)	—		(329)	(500)	—		(500)
Other changes in fair value	(126)	—		(126)	23	—		23
Other assets	—	(588	)(d)	(588)	—	(41	)(d)	(41)

Deposits(a)	(186)	—		(186)	(369)	—		(369)
Federal funds purchased and securities loaned or sold under repurchase agreements	94	—		94	3			3
Other borrowed funds(a)	(146)	—		(146)	(88)	—		(88)
Trading liabilities	(15)	—		(15)	2	—		2
Beneficial interests issued by consolidated VIEs	(124)	—		(124)	31	—		31
Other liabilities	4	—		4	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	(394)	—		(394)	1,178	—		1,178
Other changes in fair value	(1,771)	—		(1,771)	(440)	—		(440)

(a)	Total changes in instrument-specific credit risk related to structured notes were $(1.1) billion and $308 million for the three months ended June 30, 2009 and 2008, respectively, and $(461) million and $1.2 billion for the six months ended June 30, 2009 and 2008, respectively. Those totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)	Included in the amounts are gains and losses related to certain financial instruments previously carried at fair value by the Firm, such as structured liabilities elected pursuant to SFAS 155 and loans purchased as part of the Investment Bank’s trading activities.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2009, and December 31, 2008, for loans and long-term debt for which the SFAS 159 fair value option has been elected. The loans were classified in trading assets – debt and equity instruments or in loans.

	June 30, 2009				December 31, 2008
				Fair value				Fair value
				over (under)				over (under)
	Contractual			contractual	Contractual			contractual
	principal			principal	principal			principal
(in millions)	outstanding		Fair value	outstanding	outstanding		Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—		$—	$—	$—		$—	$—
Loans	—		—	—	—		—	—
Nonaccrual loans
Loans reported as trading assets(a)	6,016		1,724	(4,292)	5,156		1,460	(3,696)
Loans	1,277		181	(1,096)	189		51	(138)

Subtotal	7,293		1,905	(5,388)	5,345		1,511	(3,834)
All other performing loans
Loans reported as trading assets(a)	38,976		29,433	(9,543)	36,336		30,342	(5,994)
Loans	4,310		2,688	(1,622)	10,206		7,441	(2,765)

Total loans	$50,579		$34,026	$(16,553)	$51,887		$39,294	$(12,593)

Long-term debt
Principal protected debt	$(27,355	)(c)	$(26,398)	$(957)	$(27,043	)(c)	$(26,241)	$(802)
Nonprincipal protected debt(b)	NA		(27,044)	NA	NA		(31,973)	NA

Total long-term debt	NA		(53,442)	NA	NA		$(58,214)	NA

FIN 46R long-term beneficial interests
Principal protected debt	$(108)		$(108)	$—	$—		$—	$—
Nonprincipal protected debt(b)	NA		(1,655)	NA	NA		(1,735)	NA

Total FIN 46R long-term beneficial interests	NA		$(1,763)	NA	NA		$(1,735)	NA

(a)	Loans reported as trading assets have been revised for the prior period.

(b)	Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note.

(c)	Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.
NOTE 5 — DERIVATIVE INSTRUMENTS
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
Trading Derivatives
The Firm transacts in a variety of derivatives in its trading portfolios to meet the needs of customers (both dealers and clients) and to generate revenue through this trading activity. The Firm makes markets in derivatives for its customers (collectively, “client derivatives”) seeking to mitigate or transform interest rate, credit, foreign exchange, equity and commodity risks. The Firm actively manages the risks from its exposure to these derivatives by entering into other derivative transactions or by purchasing or selling other financial instruments that partially or fully offset the exposure from client derivatives. The Firm also seeks to earn a spread between the client derivatives and offsetting positions, and from the remaining open risk positions. For more information about trading derivatives, see the trading derivatives gains and losses table on page 122 of this Form 10-Q.
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
Foreign currency forward contracts are used to manage the foreign exchange risk associated with certain foreign currency–denominated (i.e., non-U.S.) assets and liabilities and forecasted transactions denominated in a foreign currency, as well as the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. As a result of fluctuations in foreign currencies, the U.S. dollar–equivalent values of the foreign currency–denominated assets and liabilities or forecasted revenue or expense increase or decrease. Gains or losses on the derivative instruments that are related to the foreign currency–denominated assets or liabilities, or forecasted transactions, are expected to substantially offset this variability.
Gold forward contracts are used to manage the price risk of gold inventory in the Firm’s commodities portfolio. Gains or losses on the gold forwards are expected to substantially offset the depreciation or appreciation of the gold inventory as a result of gold price changes. Also in the commodities portfolio, electricity and natural gas futures and forwards contracts are used to manage the price risk associated with energy-related tolling and load-serving contracts and energy-related investments.
The Firm uses credit derivatives to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. For a further discussion of credit derivatives, see the discussion in the Credit derivatives section on pages 123–124 of this Form 10-Q.
For more information about risk management derivatives, see the risk management derivatives gains and losses table on page 122 of this Form 10-Q.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of June 30, 2009, and December 31, 2008.

	Notional amounts(c)
(in billions)	June 30, 2009	December 31, 2008

Interest rate contracts
Swaps(a)	$48,914	$54,524
Futures and forwards	6,172	6,277
Written options	4,782	4,803
Purchased options	4,736	4,656

Total interest rate contracts	64,604	70,260

Credit derivatives(b)	6,813	8,388

Foreign exchange contracts
Cross-currency swaps(a)	1,846	1,681
Spot, futures and forwards	3,652	3,744
Written options	727	972
Purchased options	752	959

Total foreign exchange contracts	6,977	7,356

Equity contracts
Swaps	80	77
Futures and forwards	51	56
Written options	645	628
Purchased options	616	652

Total equity contracts	1,392	1,413

Commodity contracts
Swaps	186	234
Spot, futures and forwards	100	115
Written options	196	206
Purchased options	190	198

Total commodity contracts	672	753

Total derivative notional amounts	$80,458	$88,170

(a)	During the first quarter of 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in a reclassification of $1.7 trillion in notional amount of cross-currency swaps from interest rate contracts to foreign exchange contracts as of December 31, 2008.

(b)	For more information on volumes and types of credit derivative contracts, see the credit derivative discussion on pages 123–124 of this Form 10-Q.

(c)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above indicate the volume of the Firm’s derivative activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount does not change hands; it is used simply as a reference to calculate payments.
Accounting for Derivatives
All free-standing derivatives are required to be recorded on the Consolidated Balance Sheets at fair value. The accounting for changes in value of a derivative depends on whether or not the contract has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are marked to market through earnings. The tabular disclosures on pages 119–124 of this Form 10-Q provide additional information on the amount of and reporting for derivative assets, liabilities, gains and losses. For further discussion of derivatives embedded in structured notes, see Notes 4 and 5 on pages 129–143 and 144–146, respectively, of JPMorgan Chase’s 2008 Annual Report.
Derivatives designated as hedges
The Firm applies hedge accounting to certain derivatives executed for risk management purposes – typically interest rate, foreign exchange and gold derivatives, as described above. JPMorgan Chase does not seek to apply hedge accounting to all of the Firm’s risk management activities involving derivatives. For example, the Firm does not apply hedge accounting to purchased credit default swaps used to manage the credit risk of loans and commitments, because of the difficulties in qualifying such contracts as hedges. For the same reason, the Firm does not apply hedge accounting to certain interest rate derivatives used for risk management purposes, or to commodity derivatives used to manage the price risk of tolling and load-serving contracts.
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
JPMorgan Chase uses cash flow hedges to hedge the exposure to variability in cash flows from floating-rate financial instruments and forecasted transactions, primarily the rollover of short-term assets and liabilities, and foreign currency–denominated revenue and expense. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) (“OCI”) and recognized in the Consolidated Statements of Income when the hedged cash flows affect earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item – primarily interest income, interest expense, noninterest revenue and compensation expense. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income (loss) (“AOCI”) is recognized in earnings when the cash flows that were hedged affect earnings. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge forecast, any related derivative values recorded in AOCI are immediately recognized in earnings.
JPMorgan Chase uses foreign currency hedges to protect the value of the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the translation adjustments account within AOCI.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative fair values that are reflected on the Firm’s Consolidated Balance Sheets as of June 30, 2009, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.
Free-standing derivatives(a)

	Derivative receivables			Derivative payables
June 30, 2009	Not designated as	Designated as	Total derivative	Not designated	Designated as	Total derivative
(in millions)	hedges	hedges	receivables	as hedges	hedges(c)	payables

Trading assets and liabilities
Interest rate	$1,242,053	$7,110	$1,249,163	$1,211,804	$437	$1,212,241
Credit	295,576	—	295,576	284,220	—	284,220
Foreign exchange	151,265	2,436	153,701	152,782	1,257	154,039
Equity	54,747	—	54,747	55,416	—	55,416
Commodity	44,350	—	44,350	43,388	—	43,388

Gross fair value of trading assets and liabilities	$1,787,991	$9,546	$1,797,537	$1,747,610	$1,694	$1,749,304
FIN 39 netting(b)			(1,700,046)			(1,682,107)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$97,491			$67,197

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 114–116 of this Form 10-Q for further information.

(b)	FIN 39 permits the netting of derivative receivables and derivative payables, and the related cash collateral received and paid when a legally enforceable master netting agreement exists between the Firm and a derivative counterparty.

(c)	Excludes $1.0 billion related to separated commodity derivatives used as fair value hedging instruments that are recorded in the line item of the host contract (i.e., other borrowed funds).
Derivative receivables and payables mark-to-market
The following table summarizes the fair values of derivative receivables and payables by contract type after application of FIN 39 netting as of June 30, 2009, and December 31, 2008.

(in millions)	June 30, 2009	December 31, 2008

Derivative receivables:
Interest rate(a)	$33,956	$49,996
Credit	25,413	44,695
Foreign exchange(a)	18,851	38,820
Equity	6,496	14,285

Commodity	12,775	14,830

Total derivative receivables	$97,491	$162,626

Trading liabilities
Derivative payables:
Interest rate(a)	$13,583	$27,645
Credit	11,861	23,566
Foreign exchange(a)	19,237	41,156
Equity	12,871	17,316

Commodity	9,645	11,921

Total derivative payables	$67,197	$121,604

(a)	During the first quarter of 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in reclassifications of $14.1 billion and $20.8 billion derivative receivables and derivative payables, respectively, between cross-currency interest rate swaps and foreign exchange contracts, as of December 31, 2008.

Impact of derivatives and hedged items on the income statement and on other comprehensive income
The following table summarizes the total pretax impact of JPMorgan Chase’s derivative-related activities on the Firm’s Consolidated Statements of Income and Other Comprehensive Income for the three and six months ended June 30, 2009, by accounting designation.

	Derivative-related gains/(losses)
Consolidated Statements				Risk
of Income	Fair value	Cash flow	Net investment	management	Trading
(in millions)	hedges(a)	hedges	hedges	activities	activities(a)	Total

Three months ended June 30, 2009	$(1,448)	$55	$(21)	$(4,624)	$6,054	$16

Six months ended June 30, 2009	(2,673)	142	(30)	(5,389)	10,125	2,175

	Derivative-related net changes in other comprehensive income
				Risk
Other Comprehensive	Fair value	Cash flow	Net investment	management	Trading
Income (loss)	hedges	hedges	hedges	activities	activities	Total

Three months ended June 30, 2009	NA	$(82)	$(208)	NA	NA	$(290)

Six months ended June 30, 2009	NA	168	(27)	NA	NA	141

(a)	Includes the hedge accounting impact of the hedged item for fair value hedges, and includes cash instruments within trading activities.
The tables that follow reflect more detailed information regarding the derivative-related income statement impact by accounting designation for the three and six months ended June 30, 2009.
Fair value hedge gains and losses
The following table presents derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains (losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2009. The Firm includes gains (losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income
Three months ended				Derivatives —
June 30, 2009	Derivatives —		Hedge	excluded	Total income
(in millions)	hedged risk	Hedged items	ineffectiveness(d)	components(e)	statement impact

Contract type
Interest rate(a)	$(1,477)	$1,287	$(190)	$(1,562)	$(1,752)
Foreign exchange(b)	(1,217)	1,217	—	319	319
Commodity(c)	(24)	24	—	(15)	(15)

Total	$(2,718)	$2,528	$(190)	$(1,258)	$(1,448)

	Gains/(losses) recorded in income
Six months ended				Derivatives —
June 30, 2009	Derivatives —		Hedge	excluded	Total income
(in millions)	hedged risk	Hedged items	ineffectiveness(d)	components(e)	statement impact

Contract type
Interest rate(a)	$(1,118)	$634	$(484)	$(2,293)	$(2,777)
Foreign exchange(b)	(1,770)	1,770	—	117	117
Commodity(c)	(182)	182	—	(13)	(13)

Total	$(3,070)	$2,586	$(484)	$(2,189)	$(2,673)

(a)	Primarily consists of hedges of the benchmark (e.g., LIBOR) interest rate risk of fixed-rate long-term debt. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items, due to changes in spot foreign currency rates, were recorded in principal transactions revenue. The excluded components were recorded in net interest income.

(c)	Consists of overall fair value hedges of physical gold inventory. Gains and losses were recorded in principal transactions revenue.

(d)	Hedge ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

(e)	Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income.

Cash flow hedge gains and losses
The following table presents derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains (losses) recorded on such derivatives, for the three and six months ended June 30, 2009. The Firm includes the gain (loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income (loss)
	Derivatives —	Hedge
Three months ended	effective portion	ineffectiveness		Derivatives —	Total change in
June 30, 2009	reclassified from	recorded directly	Total income	effective portion	OCI
(in millions)	AOCI to income	in income(c)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(26)	$1	$(25)	$(343)	$(317)
Foreign exchange(b)	80	—	80	315	235

Total	$54	$1	$55	$(28)	$(82)

	Gains/(losses) recorded in income and other comprehensive income (loss)
	Derivatives —	Hedge
Six months ended	effective portion	ineffectiveness		Derivatives —	Total change in
June 30, 2009	reclassified from	recorded directly	Total income	effective portion	OCI
(in millions)	AOCI to income	in income(c)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(69)	$2	$(67)	$(299)	$(230)
Foreign exchange(b)	209	—	209	607	398

Total	$140	$2	$142	$308	$168

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of non-U.S. dollar–denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily net interest income, compensation expense and other expense.

(c)	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
Over the next 12 months, it is expected that $62 million (after tax) of net losses recorded in AOCI at June 30, 2009, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains (losses) recorded on such derivatives for the three and six months ended June 30, 2009.

Three months ended	Gains/(losses) recorded in income and other comprehensive income (loss)
June 30, 2009	Derivatives — excluded components recorded	Derivatives — effective portion
(in millions)	directly in income(a)	recorded in OCI

Contract type
Foreign exchange	$(21)	$(208)

Total	$(21)	$(208)

Six months ended	Gains/(losses) recorded in income and other comprehensive income (loss)
June 30, 2009	Derivatives — excluded components recorded	Derivatives — effective portion
(in millions)	directly in income(a)	recorded in OCI

Contract type
Foreign exchange	$(30)	$(27)

Total	$(30)	$(27)

(a)	Certain components of derivatives used as hedging instruments are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income. There was no ineffectiveness for net investment hedge accounting relationships during the three and six months ended June 30, 2009.

Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge relationships, and the pretax gains (losses) recorded on such derivatives for the three and six months ended June 30, 2009. These derivatives are risk management instruments used to mitigate or transform the risk of market exposures arising from banking activities other than trading activities, which are discussed separately below.

	Derivatives gains/(losses) recorded in income
(in millions)	Three months ended June 30, 2009	Six months ended June 30, 2009

Contract type
Interest rate(a)	$(3,047)	$(3,200)
Credit(b)	(1,512)	(2,028)
Foreign exchange(c)	(82)	(151)
Equity(b)	—	—
Commodity(b)	17	(10)

Total	$(4,624)	$(5,389)

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.
Trading derivative gains and losses
The Firm has elected to present derivative gains and losses related to its trading activities together with the cash instruments with which they are risk managed. All amounts are recorded in principal transactions revenue in the Consolidated Statements of Income for the three and six months ended June 30, 2009.

	Gains/(losses) recorded in principal transactions revenue
(in millions)	Three months ended June 30, 2009	Six months ended June 30, 2009

Type of instrument
Interest rate	$1,373	$3,758
Credit	2,332	1,683
Foreign exchange	2,052	3,126
Equity	(62)	798
Commodity	359	760

Total	$6,054	$10,125

Credit risk, liquidity risk and credit-related contingent features
In addition to the specific market risks introduced by each derivative contract type, derivatives expose JPMorgan Chase to credit risk – the risk that derivative counterparties may fail to meet their payment obligations under the derivative contracts and the collateral, if any, held by the Firm proves to be of insufficient value to cover the payment obligation. The amount of derivative receivables reported on the Consolidated Balance Sheets is the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. These amounts represent the cost to the Firm to replace the contracts at then-current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should take into consideration other additional liquid securities held as collateral by the Firm, which is disclosed in the table below.
While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the MTM moves in the counterparties’ favor, or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. At June 30, 2009, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co., and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.2 billion and $4.0 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. At June 30, 2009, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co., and its subsidiaries, primarily JPMorgan Chase Bank, N.A., related to contracts with termination triggers would have required the Firm to settle trades with a fair value of $0.3 million and $4.7 billion, respectively. The aggregate fair value of net derivative payables that contain contingent collateral or termination features triggered upon a downgrade was $28.7 billion at June 30, 2009, for which the Firm has posted collateral of $21.6 billion in the normal course of business.

The following table shows the current credit risk of derivative receivables after FIN 39 netting and collateral received, and current liquidity risk of derivative payables after FIN 39 netting and collateral posted, as of June 30, 2009.

June 30, 2009 (in millions)	Derivative receivables	Derivative payables

Gross derivative fair value	$1,797,537	$1,749,304
Fin 39 netting — offsetting receivables/payables	(1,628,843)	(1,628,843)
Fin 39 netting — cash collateral received/paid	(71,203)	(53,264)

Carrying value on Consolidated Balance Sheets	97,491	67,197
Securities collateral received/paid	(13,796)	(8,744)

Derivative fair value, net of all collateral	$83,695	$58,453

In addition to the collateral amounts reflected in the table above, the Firm receives and delivers collateral at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move in the Firm’s or client’s favor, respectively. The Firm and its counterparties also hold collateral related to contracts that have a non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled, as of the reporting date. At June 30, 2009, the Firm received collateral of $22.3 billion and delivered collateral of $5.7 billion of such additional collateral. These amounts were not netted against the derivative receivables and payables in the table above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at June 30, 2009.
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
For a further discussion of credit derivatives, including a description of the different types used by the Firm, see Note 32 on pages 202–205 of JPMorgan Chase’s 2008 Annual Report.
The following table presents a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2009, and December 31, 2008. Upon a credit event, the Firm as seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. As such, other purchased protection referenced in the following table includes credit derivatives bought on related, but not identical, reference positions; these include indices, portfolio coverage and other reference points. The Firm does not use notional as the primary measure of risk management for credit derivatives because notional does not take into account the probability of occurrence of a credit event, recovery value of the reference obligation, or related cash instruments and economic hedges.

Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2009		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(c)	(sold)/purchased(d)	purchased(e)

Credit derivatives
Credit default swaps	$(3,314,803)	$3,397,677	$82,874	$43,131
Other credit derivatives(a)	(11,206)	13,707	2,501	32,712

Total credit derivatives	(3,326,009)	3,411,384	85,375	75,843
Credit-related notes	(3,272)	—	(3,272)	985

Total	$(3,329,281)	$3,411,384	$82,103	$76,828

	Maximum payout/Notional amount
December 31, 2008		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(c)	(sold)/purchased(d)	purchased(e)

Credit derivatives
Credit default swaps(b)	$(4,099,141)	$3,973,616	$(125,525)	$288,751
Other credit derivatives(a)	(4,026)	—	(4,026)	22,344 (b)

Total credit derivatives	(4,103,167)	3,973,616	(129,551)	311,095
Credit-related notes(b)	(4,080)	—	(4,080)	2,373

Total	$(4,107,247)	$3,973,616	$(133,631)	$313,468

(a)	Primarily consists of total return swaps and credit default swap options.

(b)	The amounts of protection sold for total credit derivatives and credit-related notes have been revised for the prior period.

(c)	Represents the notional amount of purchased credit derivatives where the underlying reference instrument is identical to the reference instrument on which the Firm has sold credit protection.

(d)	Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.

(e)	Represents single-name and index CDS protection the Firm purchased.
The following table summarizes the notional and fair value amounts of credit derivatives and credit-related notes as of June 30, 2009, and December 31, 2008, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of protection purchased are comparable to the profile reflected below.
Protection sold — credit derivatives and credit-related notes ratings/maturity profile

				Total
June 30, 2009 (in millions)	<1 year	1–5 years	>5 years	notional amount	Fair value(c)

Risk rating of reference entity
Investment grade (AAA to BBB-)(a)	$(254,689)	$(1,387,651)	$(553,971)	$(2,196,311)	$(89,496)
Noninvestment grade (BB+ and below)(a)	(143,846)	(760,023)	(229,101)	(1,132,970)	(159,499)

Total	$(398,535)	$(2,147,674)	$(783,072)	$(3,329,281)	$(248,995)

				Total
December 31, 2008 (in millions)	<1 year	1–5 years	>5 years	notional amount	Fair value(c)

Risk rating of reference entity
Investment grade (AAA to BBB-)(a)(b)	$(179,379)	$(1,743,283)	$(701,775)	$(2,624,437)	$(222,318)
Noninvestment grade (BB+ and below)(a)(b)	(118,734)	(950,619)	(413,457)	(1,482,810)	(253,326)

Total	$(298,113)	$(2,693,902)	$(1,115,232)	$(4,107,247)	$(475,644)

(a)	Ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings defined by S&P and Moody’s.

(b)	The amounts of protection sold for total credit derivatives and credit-related notes have been revised for the prior period.

(c)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral held by the Firm.

NOTE 6 — OTHER NONINTEREST REVENUE
For a discussion of the components of and accounting policies for the Firm’s other noninterest revenue, see Note 6 and Note 7 on pages 146–149 of JPMorgan Chase’s 2008 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Underwriting:
Equity	$949	$542	$1,257	$901
Debt	766	717	1,369	1,087

Total underwriting	1,715	1,259	2,626	1,988
Advisory	391	353	866	840

Total investment banking fees	$2,106	$1,612	$3,492	$2,828

The following table presents principal transactions revenue.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Trading revenue	$3,155	$538	$5,644	$(465)
Private equity gains (losses)(a)	(58)	214	(546)	414

Principal transactions	$3,097	$752	$5,098	$(51)

(a) Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, and those held in other business segments.

The following table presents components of asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Asset management:
Investment management fees	$1,172	$1,451	$2,255	$2,874
All other asset management fees	78	143	159	290

Total asset management fees	1,250	1,594	2,414	3,164
Total administration fees(a)	498	690	953	1,360
Commission and other fees:
Brokerage commissions	762	730	1,449	1,508
All other commissions and fees	614	614	1,205	1,192

Total commissions and fees	1,376	1,344	2,654	2,700

Total asset management, administration and commissions	$3,124	$3,628	$6,021	$7,224

(a)	Includes fees for custody, securities lending, funds services and securities clearance.

NOTE 7 — INTEREST INCOME AND INTEREST EXPENSE
Details of interest income and interest expense were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Interest income(a)
Loans	$9,825	$8,430	$20,333	$17,715
Securities	3,178	1,398	6,038	2,577
Trading assets	2,954	4,117	6,168	8,656
Federal funds sold, securities purchased under resale agreements and securities borrowed	272	2,057	1,008	4,250
Deposits with banks	246	373	689	709
Other assets(b)	74	154	239	154

Total interest income	16,549	16,529	34,475	34,061

Interest expense(a)
Interest-bearing deposits	1,165	3,592	2,851	8,200
Short-term and other liabilities(c)	876	2,679	1,967	5,910
Long-term debt	1,781	1,864	3,525	3,766
Beneficial interests issued by consolidated VIEs	57	100	95	232

Total interest expense	3,879	8,235	8,438	18,108

Net interest income	12,670	8,294	26,037	15,953
Provision for credit losses	8,031	3,455	16,627	7,879

Net interest income after provision for credit losses	$4,639	$4,839	$9,410	$8,074

(a)	Interest income and interest expense include the current-period interest accruals for financial instruments measured at fair value, except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with SFAS 133 absent the SFAS 159 fair value election; for those instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.

(b)	Predominantly margin loans.

(c)	Includes brokerage customer payables.
NOTE 8 — PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 on pages 149–155 of JPMorgan Chase’s 2008 Annual Report.
The following table presents the components of net periodic benefit cost reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended June 30, (in millions)	2009	2008	2009	2008	2009	2008

Components of net periodic benefit cost
Benefits earned during the period	$80	$64	$7	$7	$1	$1
Interest cost on benefit obligations	128	122	30	38	13	18
Expected return on plan assets	(146)	(180)	(28)	(41)	(24)	(24)
Amortization:
Net loss	77	—	11	7	—	—
Prior service cost (credit)	1	1	—	—	(3)	(4)

Net periodic benefit cost	140	7	20	11	(13)	(9)
Other defined benefit pension plans(a)	4	3	4	5	NA	NA

Total defined benefit plans	144	10	24	16	(13)	(9)
Total defined contribution plans	76	70	63	82	NA	NA

Total pension and OPEB cost included in compensation expense	$220	$80	$87	$98	$(13)	$(9)

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Six months ended June 30, (in millions)	2009	2008	2009	2008	2009	2008

Components of net periodic benefit cost
Benefits earned during the period	$157	$128	$14	$14	$2	$3
Interest cost on benefit obligations	256	244	56	76	31	37
Expected return on plan assets	(292)	(360)	(52)	(82)	(48)	(49)
Amortization:
Net loss	153	—	21	14	—	—
Prior service cost (credit)	2	2	—	—	(7)	(8)

Net periodic benefit cost	276	14	39	22	(22)	(17)
Other defined benefit pension plans(a)	7	6	8	9	NA	NA

Total defined benefit plans	283	20	47	31	(22)	(17)
Total defined contribution plans	154	136	122	162	NA	NA

Total pension and OPEB cost included in compensation expense	$437	$156	$169	$193	$(22)	$(17)

(a)	Includes various defined benefit pension plans, which are individually immaterial.
The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and the material non-U.S. defined benefit pension plans were $9.2 billion and $2.2 billion, respectively, as of June 30, 2009, and $8.1 billion and $2.0 billion, respectively, as of December 31, 2008. See Note 22 on page 159 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in accumulated other comprehensive income for the six months ended June 30, 2009 and 2008.
On January 15, 2009, the Firm made a discretionary cash contribution to its U.S. defined benefit pension plan of $1.3 billion, funding the plan to the maximum allowable amount under applicable tax law. The 2009 potential contributions for the Firm’s U.S. non-qualified defined benefit pension plans are $39 million. The 2009 potential contributions for the Firm’s non-U.S. defined benefit pension plans (excluding the main United Kingdom (“U.K.”) plan) are $44 million and for OPEB plans are $2 million. The amount of potential 2009 contributions to the Firm’s main U.K. defined benefit pension plan is not reasonably estimable at this time.
On May 1, 2009, the Firm amended the employer matching contribution feature of the 401(k) Savings Plan (the “Plan”) to provide that: (i) for employees earning less than $50,000, matching contributions will be based on their contributions to the Plan, but not to exceed 5% of their eligible compensation (e.g., base pay); and (ii) for employees earning $50,000 or more per year, matching contributions will be made at the discretion of the Firm’s management, depending on the Firm’s earnings for the year. Any such matching contributions will be made on an annual basis, following the end of the calendar year, to employees who are employed by the Firm at the end of such year.
Pursuant to a compromise and settlement agreement between JPMorgan Chase Bank, N.A. and Washington Mutual Inc., JPMorgan Chase Bank, N.A. will become a contributing employer under the WaMu Savings Plan effective as of September 25, 2008, and the sponsor of the WaMu Savings Plan as of August 10, 2009. As of July 28, 2009, the United States Bankruptcy Court for the District of Delaware entered an order approving the compromise and settlement agreement, which will become final and non-appealable on August 10, 2009.
NOTE 9 — EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based compensation, see Note 10 on pages 155–157 of JPMorgan Chase’s 2008 Annual Report.
The Firm recognized noncash compensation expense related to its various employee stock-based incentive plans of $884 million and $728 million for the quarters ended June 30, 2009 and 2008, respectively, and $1.7 billion and $1.4 billion in the first six months of 2009 and 2008, respectively, in its Consolidated Statements of Income. These amounts included an accrual for the estimated cost of stock awards to be granted to full-career eligible employees of $192 million and $140 million for the quarters ended June 30, 2009 and 2008, respectively, and $332 million and $274 million for the first six months ended June 30, 2009 and 2008, respectively.
In the first quarter of 2009, the Firm granted 130 million restricted stock units (“RSUs”), with a grant date fair value of $19.52 per RSU, in connection with its annual incentive grant.

NOTE 10 — NONINTEREST EXPENSE
Merger costs
Costs associated with the Bear Stearns merger and the Washington Mutual transaction are reflected in the merger costs caption of the Consolidated Statements of Income. For a further discussion of the Bear Stearns merger and the Washington Mutual transaction, see Note 2 on pages 96–99 of this Form 10-Q. A summary of merger-related costs is shown in the following table.

Three months ended June 30,	2009
(in millions)	Bear Stearns	Washington Mutual	Total	2008

Expense category
Compensation(a)	$(16)	$77	$61	$126
Occupancy(a)	(3)	18	15	—
Technology and communications and other	3	64	67	29

Total(b)(c)	$(16)	$159	$143	$155

Six months ended June 30,	2009
(in millions)	Bear Stearns	Washington Mutual	Total	2008

Expense category
Compensation(a)	$(10)	$213	$203	$126
Occupancy(a)	(3)	23	20	—
Technology and communications and other	17	108	125	29

Total(b)(c)	$4	$344	$348	$155

(a)	Represents partial reversals of merger costs accrued in prior periods.

(b)	With the exception of occupancy- and technology-related write-offs, all of the costs in the table required the expenditure of cash.

(c)	2008 Merger Activity is related to Bear Stearns only.
The table below shows changes in the merger reserve balance related to costs associated with the transactions.

Six months ended June 30,	2009
(in millions)	Bear Stearns	Washington Mutual	Total	2008

Merger reserve balance, beginning of period	$327	$441	$768	$—
Recorded as merger costs	4	344	348	155
Recorded as goodwill	(5)	—	(5)	1,112
Utilization of merger reserve	(257)	(583)	(840)	(174)

Merger reserve balance, end of period(a)	$69	$202	$271	$1,093

(a)	2008 Merger Activity is related to Bear Stearns only.

NOTE 11 — SECURITIES
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. For additional information regarding AFS and HTM securities, see Note 12 on pages 158–162 of JPMorgan Chase’s 2008 Annual Report. Trading securities are discussed in Note 5 on pages 116–124 of this Form 10-Q.
Securities gains and losses
The following table presents realized gains and realized and unrealized losses that were recognized in income from AFS securities.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2009		2008	2009		2008

Realized gains	$743		$675	$1,153		$812
Realized losses	(210)		(28)	(417)		(132)

Net realized gains	533		647	736		680
Unrealized credit losses included in securities gains	(186)	(b)	—	(191)	(b)	—

Net securities gains(a)	$347		$647	$545		$680

(a)	Proceeds from securities sold were within approximately 2% of amortized cost.

(b)	Includes impairment losses recognized in income for the three and six months ended June 30, 2009, on certain subprime and prime mortgage-backed securities and obligations of U.S. states and municipalities.
The amortized cost and estimated fair value of AFS and HTM securities were as follows for the dates indicated.

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses	value	cost	gains	losses	value

Available-for-sale debt securities
Mortgage-backed securities(a):
U.S. government agencies(b)	$179,086	$2,219	$866	$180,439	$115,198	$2,414	$227	$117,385
Residential:
Prime and Alt-A	7,540	45	1,711	5,874	8,826	4	1,935	6,895
Subprime	55	—	—	55	213	—	19	194
Non-U.S.	6,555	123	244	6,434	2,233	24	182	2,075
Commercial	4,738	7	510	4,235	4,623	—	684	3,939

Total mortgage-backed securities	$197,974	$2,394	$3,331	$197,037	$131,093	$2,442	$3,047	$130,488
U.S. Treasury and government agencies(b)	34,940	108	370	34,678	10,402	52	97	10,357
Obligations of U.S. states and municipalities	6,043	157	194	6,006	3,479	94	238	3,335
Certificates of deposit	5,587	16	—	5,603	17,226	64	8	17,282
Non-U.S. government debt securities	16,221	162	32	16,351	8,173	173	2	8,344
Corporate debt securities	47,826	520	70	48,276	9,358	257	61	9,554
Asset-backed securities(a):
Credit card receivables	22,354	297	408	22,243	13,651	8	2,268	11,391
Collateralized debt and loan obligations	11,637	409	547	11,499	11,847	168	820	11,195
Other	1,929	25	81	1,873	1,026	4	135	895

Total available-for-sale debt securities	$344,511	$4,088	$5,033	$343,566	$206,255	$3,262	$6,676	$202,841
Available-for-sale equity securities	1,873	98	3	1,968	3,073	2	7	3,068

Total available-for-sale securities	$346,384	$4,186	$5,036	$345,534	$209,328	$3,264	$6,683	$205,909

Total held-to-maturity securities(c)	$29	$2	$—	$31	$34	$1	$—	$35

(a)	Prior periods have been revised to conform to the current presentation.

(b)	Includes total U.S. government-sponsored enterprise obligations with fair values of $171.6 billion and $120.1 billion at June 30, 2009, and December 31, 2008, respectively, which were predominantly mortgage-related.

(c)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at June 30, 2009, and December 31, 2008.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
June 30, 2009 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$90,016	$848	$1,243	$18	$91,259	$866
Residential:
Prime and Alt-A	2,626	375	2,757	1,336	5,383	1,711
Subprime	—	—	—	—	—	—
Non-U.S.	1,964	244	—	—	1,964	244
Commercial	3,880	510	—	—	3,880	510

Total mortgage-backed securities	98,486	1,977	4,000	1,354	102,486	3,331
U.S. Treasury and government agencies	16,359	370	—	—	16,359	370
Obligations of U.S. states and municipalities	2,244	189	130	5	2,374	194
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	2,013	32	—	—	2,013	32
Corporate debt securities	6,741	55	1,536	15	8,277	70
Asset-backed securities:
Credit card receivables	592	29	9,532	379	10,124	408
Collateralized debt and loan obligations	6,755	239	3,993	308	10,748	547
Other	476	56	576	25	1,052	81

Total available-for-sale debt securities	133,666	2,947	19,767	2,086	153,433	5,033
Available-for-sale equity securities	3	3	—	—	3	3

Total securities with gross unrealized losses	$133,669	$2,950	$19,767	$2,086	$153,436	$5,036

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
December 31, 2008 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities(a):
U.S. government agencies	$6,016	$224	$469	$3	$6,485	$227
Residential:
Prime and Alt-A	6,254	1,838	333	97	6,587	1,935
Subprime	—	—	151	19	151	19
Non-U.S.	1,908	182	—	—	1,908	182
Commercial	3,939	684	—	—	3,939	684

Total mortgage-backed securities	18,117	2,928	953	119	19,070	3,047
U.S. Treasury and government agencies(a)	7,659	97	—	—	7,659	97
Obligations of U.S. states and municipalities	1,129	232	16	6	1,145	238
Certificates of deposit	382	8	—	—	382	8
Non-U.S. government debt securities	308	1	74	1	382	2
Corporate debt securities	558	54	30	7	588	61
Asset-backed securities(a):
Credit card receivables	10,267	1,964	472	304	10,739	2,268
Collateralized debt and loan obligations	9,059	820	—	—	9,059	820
Other	813	134	17	1	830	135

Total available-for-sale debt securities	48,292	6,238	1,562	438	49,854	6,676
Available-for-sale equity securities	19	7	—	—	19	7

Total securities with gross unrealized losses	$48,311	$6,245	$1,562	$438	$49,873	$6,683

(a)	Prior periods have been revised to conform to the current presentation.

Other-than-temporary impairment
In April 2009, the FASB amended the other-than-temporary impairment (“OTTI”) model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, OTTI loss must be recognized in earnings if an investor has the intent to sell the debt security, or if it is more likely than not, will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. Amounts relating to factors other than credit losses are recorded in OCI. The guidance also requires additional disclosures regarding the calculation of credit losses, as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. JPMorgan Chase early adopted the new guidance effective for the period ending March 31, 2009. The Firm did not record a transition adjustment for securities held at March 31, 2009, which were previously considered other-than-temporarily impaired, as the Firm intended to sell the securities for which it had previously recognized OTTIs.
AFS securities in unrealized loss positions are analyzed as part of the Firm’s ongoing assessment of OTTI. When the Firm intends to sell AFS securities, it recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities.
When the Firm does not intend to sell AFS equity or debt securities in an unrealized loss position, potential OTTI is considered using a variety of factors, including the length of time and extent to which the market value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes, and changes in fair value of the security after the balance sheet date. For debt securities, the Firm estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist, and, where applicable under EITF Issue 99-20, to determine if any adverse changes in cash flows have occurred. The Firm’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period — including, for example, for securities issued in a securitization, underlying loan-level data, and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement. The Firm compares the losses projected for the underlying collateral (“pool losses”) against the level of credit enhancement in the securitization structure to determine whether these features are sufficient to absorb the pool losses, or whether a credit loss on the AFS debt security exists. The Firm also performs other analyses to support its cash flow projections, such as first-loss analyses or stress scenarios. For debt securities, the Firm considers a decline in fair value to be other-than-temporary when the Firm does not expect to recover the entire amortized cost basis of the security, including, as applicable under EITF Issue 99-20, when an adverse change in cash flows has occurred. The Firm applies EITF Issue 99-20 to beneficial interests in securitizations that are rated below “AA” at acquisition, or that can be contractually prepaid or otherwise settled in such a way that the Firm would not recover substantially all of its recorded investment. For equity securities, the Firm considers the above factors, as well as the Firm’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the carrying value. The Firm considers a decline in fair value of AFS equity securities to be other-than-temporary if it is probable that the Firm will not recover its amortized cost basis.
The following table presents unrealized losses that are included in securities gains and losses above.

June 30, 2009 (in millions)	Three months ended	Six months ended

Debt securities the Firm does not intend to sell with credit losses

Total unrealized losses	$(880)	$(880)
Unrealized losses not related to credit	696	696

Unrealized credit losses recognized in income(a)	(184)	(184)

Unrealized losses recognized in income on debt securities the Firm intends to sell	(2)	(7)

Total unrealized losses recognized in income	$(186)	$(191)

(a)	Represents the credit loss component of certain prime mortgage-backed securities and obligations of U.S. states and municipalities that the Firm does not intend to sell.

Since the first quarter of 2008, the Firm has increased its investment securities positions. Many of these securities were purchased at discounts to par, given the significant liquidity constraints in the market. The timing and prices at which the Firm acquired its investments have resulted in the majority of unrealized losses existing for less than 12 months. Based on the analyses described above, which have been applied to these securities, the Firm believes that the unrealized losses that it does not consider to be other-than-temporary result from liquidity conditions in the current market environment. As of June 30, 2009, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. As a result, except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of June 30, 2009.
Following is a description of the Firm’s main security investments and the key assumptions used in its estimate of the present value of the cash flows most likely to be collected from those investments.
Mortgage-backed securities — U.S. government agencies
As of June 30, 2009, gross unrealized losses on mortgage-backed securities related to U.S. agencies were $866 million, of which $18 million related to securities that have been in an unrealized loss position for longer than 12 months. These mortgage-backed securities do not have any credit losses, given the explicit and implicit guarantees provided by the U.S. federal government.
Mortgage-backed securities — Prime and Alt-A non-agency
As of June 30, 2009, gross unrealized losses related to prime and Alt-A mortgage-backed securities issued by private issuers were $1.7 billion, of which $1.3 billion related to securities that have been in an unrealized loss position for longer than 12 months. Approximately one-third of these positions are currently rated “AAA.” Approximately half of the amortized cost of the investments in prime and Alt-A mortgage-backed securities have experienced downgrades and approximately one-third of the amortized cost of investments in prime and Alt-A mortgage-backed securities are currently rated below investment grade. Despite the downgrades experienced, the portfolio generally continues to possess credit enhancement levels sufficient to support the Firm’s investment. However, the Firm has recognized $66 million of OTTIs in earnings for securities that have experienced increased delinquency rates associated with specific collateral types and origination dates. In analyzing prime and Alt-A residential mortgage-backed securities for potential credit losses, the key inputs to the Firm’s cash flow projections were estimated peak-to-trough home price declines of up to 44% and an unemployment rate of 10.3%. The Firm’s cash flow projections assumed liquidation rates of 75% to 100% and loss severities of 45% to 55%, depending on the underlying collateral type and seasoning.
Mortgage-backed securities — Subprime
As of June 30, 2009, there were no gross unrealized losses related to subprime residential mortgage-backed securities (“RMBS”) in an unrealized loss position. During the three and six months ended June 30, 2009, the Firm recorded losses of $2 million and $7 million, respectively, on subprime RMBS based on the Firm’s intent to sell. In addition, the Firm realized losses of $17 million and $28 million, respectively, on sales of subprime RMBS during the three and six months ended June 30, 2009.
Mortgage-backed securities — Commercial
As of June 30, 2009, gross unrealized losses related to commercial mortgage-backed securities were $510 million; none of the losses related to securities that were in an unrealized loss position for longer than 12 months. Substantially all of the Firm’s commercial mortgage-backed securities are rated “AAA” and possess, on average, 27% subordination (a form of credit enhancement for the benefit of senior securities, expressed here as the percentage of pool losses that can occur before an asset-backed security will incur its first dollar of principal loss). In considering whether potential credit-related losses exist, the Firm conducted a scenario analysis, using high levels of delinquencies and losses over the near term, followed by lower levels over the long term. Specific assumptions included: (i) all loans more than 60 days delinquent will default; (ii) additional default rates for the remaining portfolio forecasted to be up to 8% in the near term and 2% in the long term; and (iii) loss severity assumptions ranging from 45% in the near term to 40% in later years.

Asset-backed securities — Credit card receivables
As of June 30, 2009, gross unrealized losses related to credit card receivables asset-backed securities were $408 million, of which $379 million of the losses related to securities that were in an unrealized loss position for longer than 12 months. Of the $408 million of unrealized losses related to credit card—related asset-backed securities, $375 million relates to purchased credit card—related asset-backed securities, and $33 million related to retained interests in the Firm’s own credit card receivable securitizations. The credit card—related asset-backed securities include “AAA,” “AA,” “A” and “BBB” ratings. One of the key metrics the Firm reviews for credit card-related asset-backed securities is each trust’s excess spread — which is the credit enhancement resulting from cash that remains each month after payments are made to investors for principal and interest, and to servicers for servicing fees, and after credit losses are allocated. The average excess spread for the issuing trusts in which the Firm holds interests ranges from 1% to 6%. The Firm uses internal models to project the cash flows that impact excess spread. For retained interests, the Firm uses its own underlying loan data as well as available market benchmarks. For purchased investments, the Firm uses available market benchmarks and trends to support the assumptions used in the projections. In analyzing potential credit losses, the primary assumptions are underlying charge-off rates, which range from 9% to 16% (charge-off rates consider underlying assumptions such as unemployment rates and roll rates), payment rates of 11% to 22%, and portfolio yields of 14% to 24%.
Asset-backed securities — Collateralized debt and loan obligations
As of June 30, 2009, gross unrealized losses related to collateralized debt and loan obligations were $547 million, of which $308 million related to securities that were in an unrealized loss position for longer than 12 months. Substantially all of these securities are rated “AAA” and have an average of 28% credit enhancement. Credit enhancement in collateralized loan obligations (“CLOs”) is mainly composed of overcollateralization — the excess of the par amount of collateral over the par amount of securities. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends, the Firm assumed collateral default rates of 15% in 2009, 12% in 2010 and 5% thereafter. Further, loss severities were assumed to be 50% for loans and 80% for debt securities. Losses on collateral were estimated to occur approximately 18 months after default.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2009, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

	June 30, 2009
		Due after one	Due after five
By remaining maturity	Due in one	year through	years through	Due after
(in millions)	year or less	five years	ten years	ten years(c)	Total

Available-for-sale debt securities
Mortgage-backed securities(b)
Amortized cost	$29	$1,308	$8,467	$188,170	$197,974
Fair value	30	1,333	7,998	187,676	197,037
Average yield(a)	2.81%	2.99%	4.33%	4.76%	4.73%
U.S. Treasury and government agencies(b)
Amortized cost	$541	$26,141	$8,028	$230	$34,940
Fair value	541	26,176	7,734	227	34,678
Average yield(a)	0.18%	2.42%	3.48%	5.95%	2.65%
Obligations of U.S. states and municipalities
Amortized cost	$—	$132	$419	$5,492	$6,043
Fair value	—	137	422	5,447	6,006
Average yield(a)	—%	4.23%	5.12%	4.43%	4.47%
Certificates of deposit
Amortized cost	$5,587	$—	$—	$—	$5,587
Fair value	5,603	—	—	—	5,603
Average yield(a)	2.92%	—%	—%	—%	2.92%
Non-U.S. government debt securities
Amortized cost	$5,015	$8,160	$897	$2,149	$16,221
Fair value	5,024	8,286	890	2,151	16,351
Average yield(a)	1.53%	2.57%	3.73%	2.29%	2.28%
Corporate debt securities
Amortized cost	$3,484	$43,527	$603	$212	$47,826
Fair value	3,547	43,895	618	216	48,276
Average yield(a)	2.41%	2.45%	6.28%	6.94%	2.52%
Asset-backed securities
Amortized cost	$12,668	$9,209	$8,447	$5,596	$35,920
Fair value	12,732	9,044	8,290	5,549	35,615
Average yield(a)	2.01%	1.89%	1.87%	2.23%	1.98%

Total available-for-sale debt securities
Amortized cost	$27,324	$88,477	$26,861	$201,849	$344,511
Fair value	27,477	88,871	25,952	201,266	343,566
Average yield(a)	2.12%	2.41%	3.34%	4.66%	3.78%

Available-for-sale equity securities
Amortized cost	$—	$—	$—	$1,873	$1,873
Fair value	—	—	—	1,968	1,968
Average yield(a)	—%	—%	—%	0.34%	0.34%

Total available-for-sale securities
Amortized cost	$27,324	$88,477	$26,861	$203,722	$346,384
Fair value	27,477	88,871	25,952	203,234	345,534
Average yield(a)	2.12%	2.41%	3.34%	4.62%	3.76%

Total held-to-maturity securities
Amortized cost	$—	$—	$27	$2	$29
Fair value	—	—	29	2	31
Average yield(a)	—%	—%	6.89%	6.46%	6.85%

(a)	The average yield was based on amortized cost balances at the end of the period and does not give effect to changes in fair value that are reflected in accumulated other comprehensive income (loss). Yields are derived by dividing interest/dividend income (including the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.

(b)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at June 30, 2009.

(c)	Includes securities with no stated maturity. Substantially all of the Firm’s mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately five years for nonagency mortgage-backed securities and three years for collateralized mortgage obligations.

NOTE 12 — SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 13 on pages 162-163 of JPMorgan Chase’s 2008 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the SFAS 159 fair value option has been elected, see Note 4 on pages 114-116 of this Form 10-Q.
The following table details the components of collateralized financings.

(in millions)	June 30, 2009	December 31, 2008

Securities purchased under resale agreements(a)	$158,861	$200,265
Securities borrowed(b)	129,263	124,000

Securities sold under repurchase agreements(c)	$287,092	$174,456
Securities loaned	6,403	6,077

(a)	Includes resale agreements of $19.0 billion and $20.8 billion accounted for at fair value at June 30, 2009, and December 31, 2008, respectively.

(b)	Includes securities borrowed of $3.4 billion accounted for at fair value at both June 30, 2009, and December 31, 2008.

(c)	Includes repurchase agreements of $3.0 billion accounted for at fair value at both June 30, 2009, and December 31, 2008.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets.
At June 30, 2009, the Firm received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $597.5 billion. This collateral was generally obtained under resale or securities-borrowing agreements. Of these securities, approximately $435.6 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
NOTE 13 — LOANS
The accounting for a loan is based on whether it is originated or purchased, and whether the loan is used in an investing or trading strategy. The measurement framework for loans in the Consolidated Financial Statements is one of the following:
•	At the principal amount outstanding, net of the allowance for loan losses, unearned income and any net deferred loan fees or costs, for loans held-for-investment (other than purchased credit-impaired loans);
•	At the lower of cost or fair value, with valuation changes recorded in noninterest revenue, for loans that are classified as held-for-sale;
•	At fair value, with changes in fair value recorded in noninterest revenue, for loans classified as trading assets or risk managed on a fair value basis; or
•	Purchased credit-impaired loans held-for-investment are accounted for under SOP 03-3 and initially measured at fair value, which includes estimated future credit losses. Accordingly, an allowance for loan losses related to these loans is not recorded at the acquisition date.
For a detailed discussion of accounting policies relating to loans, see Note 14 on pages 163-166 of JPMorgan Chase’s 2008 Annual Report. See Note 4 on pages 114-116 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under SFAS 159. See Note 3 on pages 99-114 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

The composition of the Firm’s aggregate loan portfolio at each of the dates indicated was as follows.

(in millions)	June 30, 2009	December 31, 2008

U.S. wholesale loans:
Commercial and industrial	$59,096	$68,709
Real estate	61,754	64,214
Financial institutions	18,083	20,615
Government agencies	5,826	5,918
Other	24,619	22,330
Loans held-for-sale and at fair value	2,826	4,990

Total U.S. wholesale loans	172,204	186,776

Non-U.S. wholesale loans:
Commercial and industrial	24,052	27,941
Real estate	2,871	2,667
Financial institutions	10,173	16,381
Government agencies	688	603
Other	16,918	18,711
Loans held-for-sale and at fair value	4,719	8,965

Total non-U.S. wholesale loans	59,421	75,268

Total wholesale loans:(a)
Commercial and industrial	83,148	96,650
Real estate(b)	64,625	66,881
Financial institutions	28,256	36,996
Government agencies	6,514	6,521
Other	41,537	41,041
Loans held-for-sale and at fair value(c)	7,545	13,955

Total wholesale loans	231,625	262,044

Total consumer loans:(d)
Home equity	108,229	114,335
Prime mortgage	68,878	72,266
Subprime mortgage	13,825	15,330
Option ARMs	9,034	9,018
Auto loans	42,887	42,603
Credit card(e)(f)	85,736	104,746
Other	33,041	33,715
Loans held-for-sale(g)	1,940	2,028

Total consumer loans — excluding purchased credit-impaired loans	363,570	394,041

Consumer loans — purchased credit-impaired loans	85,406	88,813

Total consumer loans	448,976	482,854

Total loans(h)	$680,601	$744,898

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.

(b)	Represents credits extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment businesses, and which the repayment is predominantly from the sale, lease, management, operations or refinancing of the property.

(c)	Includes loans for commercial & industrial, real estate, financial institutions and other of $5.5 billion, $334 million, $701 million and $1.0 billion, respectively, at June 30, 2009, and $11.0 billion, $428 million, $1.5 billion and $995 million, respectively, at December 31, 2008.

(d)	Includes Retail Financial Services, Card Services and the Corporate/Private Equity segment.

(e)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(f)	Includes $5.0 billion of loans at June 30, 2009, from the Washington Mutual Master Trust, which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009. See Note 15 on pages 139-147 of this Form 10-Q.

(g)	Includes loans for prime mortgage and other (largely student loans) of $589 million and $1.4 billion, respectively, at June 30, 2009, and $206 million and $1.8 billion, respectively, at December 31, 2008.

(h)	Loans (other than purchased loans and those for which the SFAS 159 fair value option has been elected) are presented net of $574 million and $694 million of unearned income and net deferred loan costs at June 30, 2009, and December 31, 2008, respectively.
The following table reflects information about the Firm’s loan sales.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$306	$(335)	$13	$(952)

(a)	Excludes sales related to loans accounted for at fair value.

Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans that it deemed to be credit-impaired under SOP 03-3. For a detailed discussion of purchased credit-impaired loans, including accounting policies, see Note 14 on pages 163-166 of JPMorgan Chase’s 2008 Annual Report.
Purchased credit-impaired loans are reported in loans on the Firm’s Consolidated Balance Sheets. The allowance for loan losses, if required, would be reported as a reduction of the carrying amount of the loans. No allowance for loan losses has been recorded for these loans as of June 30, 2009. The outstanding balance and the carrying amount of the purchased credit-impaired consumer loans were as follows.

(in millions)	June 30, 2009	December 31, 2008

Outstanding balance(a)	$110,793	$118,180
Carrying amount	85,406	88,813

(a)	Represents the sum of contractual principal, interest and fees earned at the reporting date.
The accretable yield represents the excess of cash flows expected to be collected over the fair value of the purchased credit-impaired loans. This amount is not reported on the Firm’s Consolidated Balance Sheets, but is accreted into interest income at a level rate of return over the expected lives of the underlying loans. For variable rate loans, expected future cash flows were initially based on the rate in effect at acquisition; expected future cash flows are recalculated as rates change over the lives of the loans.
The table below sets forth the accretable yield activity for purchased credit-impaired consumer loans for the three and six months ended June 30, 2009.

Accretable yield activity
(in millions)	Three months ended June 30, 2009	Six months ended June 30, 2009(a)

Balance at the beginning of the period	$29,114	$32,619
Accretion into interest income	(1,106)	(2,365)
Changes in interest rates on variable-rate loans	(1,045)	(3,291)

Balance, June 30, 2009	$26,963	$26,963

(a)	During the first quarter of 2009, the Firm continued to refine its model to estimate future cash flows for its purchased credit-impaired consumer loans, which resulted in an adjustment of the initial estimate of cash flows expected to be collected. These refinements, which primarily affected the amount of undiscounted-interest cash flows expected to be received over the life of the loans, resulted in a $6.1 billion increase in cash flows expected to be collected. However, on a discounted basis, these refinements did not have a material impact on the fair value of the purchased credit-impaired loans as of the September 25, 2008, acquisition date; nor did they have a material impact on the amount of interest income recognized in the Firm’s Consolidated Statements of Income since that date.
Other impaired loans
For a detailed discussion of impaired loans, including types of impaired loans, certain troubled debt restructurings and accounting policies relating to the interest income on these loans, see Note 14 on pages 163-166 of JPMorgan Chase’s 2008 Annual Report.
The tables below set forth information about JPMorgan Chase’s impaired loans, excluding credit card loans, which are discussed below. The Firm primarily uses the discounted cash flow method for valuing impaired loans.

(in millions)	June 30, 2009	December 31, 2008

Impaired loans with an allowance:
Wholesale	$5,273	$2,026
Consumer(a)	3,751	2,252

Total impaired loans with an allowance	9,024	4,278

Impaired loans without an allowance:(b)
Wholesale	266	62
Consumer(a)	—	—

Total impaired loans without an allowance	266	62

Total impaired loans	$9,290	$4,340

Allowance for impaired loans under SFAS 114:
Wholesale	$2,108	$712
Consumer(a)	801	379

Total allowance for impaired loans under SFAS 114(c)	$2,909	$1,091

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Average balance of impaired loans during the period:
Wholesale	$4,375	$747	$3,639	$683
Consumer(a)	3,479	962	3,042	837

Total impaired loans	$7,854	$1,709	$6,681	$1,520

Interest income recognized on impaired loans during the period:
Wholesale	$—	$—	$—	$—
Consumer(a)	37	13	67	21

Total interest income recognized on impaired loans during the period	$37	$13	$67	$21

(a)	Excludes credit card loans.

(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.

(c)	The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase’s allowance for loan losses. The allowance for certain consumer-impaired loans has been categorized in the allowance for loan losses as formula-based.
Included in the table above are consumer loans, excluding credit card loans, that have been modified in a troubled debt restructuring, with balances of approximately $3.1 billion and $1.8 billion as of June 30, 2009, and December 31, 2008, respectively. For detailed discussion of modification of the terms of credit card loan agreements, see Note 14 on pages 163-166 of JPMorgan Chase’s 2008 Annual Report. At June 30, 2009, and December 31, 2008, the Firm modified $3.7 billion and $2.4 billion, respectively, of on—balance sheet credit card loans outstanding.
During the first quarter of 2009, the U.S. Treasury introduced the Making Home Affordable Plan (“MHA”), which includes programs designed to assist eligible homeowners by modifying the terms of their mortgages. The Firm is participating in MHA while continuing to expand its other loss-mitigation efforts for financially stressed borrowers who do not qualify for the MHA programs. MHA and the Firm’s other loss mitigation programs generally represent various forms of term extensions, rate reductions and forbearances provided to financially troubled borrowers. Under these programs, borrowers must make three payments during a 90-day trial modification period and be successfully re-underwritten with income verification, before their loan is officially deemed to be modified. Upon formal modification, the loan is generally accounted for as a troubled debt restructuring. For purchased credit-impaired loans, the impact of the modification is incorporated into the Firm’s quarterly assessment of whether a probable and/or significant change in estimated future cash flows has occurred and the loans continue to be reported as purchased credit-impaired loans. As of June 30, 2009, approximately 26,000 approved trial mortgage modifications with an unpaid principal balance of $8.3 billion were included on the Firm’s balance sheet. Approximately $4.6 billion of these loans were included in the Firm’s purchased credit impaired loan portfolio.

NOTE 14 — ALLOWANCE FOR CREDIT LOSSES
For further discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 166-168 of JPMorgan Chase’s 2008 Annual Report.
The table below summarizes the changes in the allowance for loan losses.

	Six months ended June 30,
(in millions)	2009	2008

Allowance for loan losses at January 1	$23,164	$9,234
Gross charge-offs	10,937	4,524
Gross (recoveries)	(522)	(488)

Net charge-offs	10,415	4,036
Provision for loan losses	16,540	8,043
Other(a)	(217)	5

Allowance for loan losses at June 30	$29,072	$13,246

Components:
Asset-specific	$2,240	$235
Formula-based	26,832	13,011

Total allowance for loan losses	$29,072	$13,246

(a)	Other predominantly includes a reclassification in 2009 related to the issuance and retention of securities from the Chase Issuance Trust. See Note 15 on pages 139-147 of this Form 10-Q.
The table below summarizes the changes in the allowance for lending-related commitments.

	Six months ended June 30,
(in millions)	2009	2008

Allowance for lending-related commitments at January 1	$659	$850
Provision for lending-related commitments	87	(164)

Allowance for lending-related commitments at June 30	$746	$686

Components:
Asset-specific	$111	$16
Formula-based	635	670

Total allowance for lending-related commitments	$746	$686

NOTE 15 — LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to loan securitizations, see Note 16 on pages 168-176 of JPMorgan Chase’s 2008 Annual Report. JPMorgan Chase securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student, and commercial (primarily related to real estate) loans. JPMorgan Chase—sponsored securitizations use special-purpose entities (“SPEs”) as part of the securitization process. These SPEs are structured to meet the definition of a qualifying special-purpose entity (“QSPE”) (for a further discussion, see Note 1 on page 122 of JPMorgan Chase’s 2008 Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected on the Firm’s Consolidated Balance Sheets (except for retained interests, as described below). The primary purposes of these securitization vehicles are to meet investor needs and to generate liquidity for the Firm through the sale of loans to the QSPEs, which are financed through the issuance of fixed- or floating-rate asset-backed securities.

The following table presents the total unpaid principal amount of assets held in JPMorgan Chase—sponsored securitization entities, for which sale accounting was achieved and to which the Firm has continuing involvement, at June 30, 2009, and December 31, 2008. Continuing involvement includes servicing the loans, holding senior or subordinated interests, recourse or guarantee arrangements and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans.

	Principal amount outstanding		JPMorgan Chase interest in securitized assets(e)(f)(g)(h)
		Assets held
		in QSPEs					Total interests
June 30, 2009	Total assets held by	with continuing	Trading	AFS		Other	held by
(in billions)	Firm-sponsored QSPEs	involvement	assets(i)	securities(i)	Loans	assets(i)	JPMorgan Chase

Securitization-related:
Credit card	$101.7	$101.7 (d)	$0.2	$14.3	$10.5	$8.2	$33.2
Residential mortgage:
Prime(a)	211.3	194.8	1.1	0.6	—	—	1.7
Subprime	55.1	48.1	—	0.1	—	—	0.1
Option ARMs	45.3	45.3	—	0.1	—	—	0.1
Commercial and other(b)	159.6	32.7	1.6	0.6	—	—	2.2
Student loans	1.0	1.0	—	—	—	0.1	0.1
Auto	0.4	0.4	—	—	—	—	—

Total(c)	$574.4	$424.0	$2.9	$15.7	$10.5	$8.3	$37.4

	Principal amount outstanding		JPMorgan Chase interest in securitized assets(e)(f)(g)(h)
		Assets held
		in QSPEs					Total interests
December 31, 2008	Total assets held by	with continuing	Trading	AFS		Other	held by
(in billions)	Firm-sponsored QSPEs	involvement	assets(i)	securities(i)	Loans	assets(i)	JPMorgan Chase

Securitization-related:
Credit card	$121.6	$121.6 (d)	$0.5	$5.6	$33.3	$5.6	$45.0
Residential mortgage:
Prime(a)	233.9	212.3	1.7	0.7	—	—	2.4
Subprime	61.0	58.6	—	0.1	—	—	0.1
Option ARMs	48.3	48.3	0.1	0.3	—	—	0.4
Commercial and other(b)	174.1	45.7	2.0	0.5	—	—	2.5
Student loans	1.1	1.1	—	—	—	0.1	0.1
Auto	0.8	0.8	—	—	—	—	—

Total(c)	$640.8	$488.4	$4.3	$7.2	$33.3	$5.7	$50.5

(a)	Includes Alt-A loans.

(b)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions. Includes co-sponsored commercial securitizations and, therefore, includes non—JPMorgan Chase—originated commercial mortgage loans.

(c)	Includes securitized loans where the Firm owns less than a majority of the subordinated or residual interests in the securitizations.

(d)	Includes credit card loans, accrued interest and fees, and cash amounts on deposit.

(e)	Excludes retained servicing (for a discussion of MSRs, see Note 17 on pages 154-155 of this Form 10-Q).

(f)	Excludes senior and subordinated securities of $1.2 billion and $974 million at June 30, 2009, and December 31, 2008, respectively, that the Firm purchased in connection with IB’s secondary market-making activities.

(g)	Includes investments acquired in the secondary market, but predominantly held-for-investment purposes, of $1.5 billion and $1.8 billion as of June 30, 2009, and December 31, 2008, respectively. This is comprised of $1.3 billion and $1.4 billion of investments classified as available-for-sale, including $1.2 billion and $172 million in credit cards, $19 million and $693 million of residential mortgages, and zero and $495 million of commercial and other; and $241 million and $452 million of investments classified as trading, including $156 million and $112 million of credit cards, $83 million and $303 million of residential mortgages, and $2 million and $37 million of commercial and other, all respectively at June 30, 2009, and December 31, 2008.

(h)	Excludes interest rate and foreign exchange derivatives primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 5 on pages 116-124 of this Form 10-Q for further information on derivatives.

(i)	Certain of the Firm’s retained interests are reflected at their fair values.

Securitization activity by major product type
The following discussion describes the nature of the Firm’s securitization activities by major product type.
Credit card securitizations
Overview
The Card Services (“CS”) business securitizes originated and purchased credit card loans, primarily through the Chase Issuance Trust (the “Trust”). The Firm’s primary continuing involvement after securitization includes servicing the receivables, retaining an undivided seller’s interest in the receivables, retaining certain senior and subordinated securities and maintaining escrow accounts. CS maintains servicing responsibilities for all credit card securitizations that it sponsors. As servicer and transferor, the Firm receives contractual servicing fees based on the securitized loan balance plus excess servicing fees, which are recorded in credit card income as discussed in Note 6 on page 125 of this Form 10-Q. The Firm acquired the seller’s interest in the Washington Mutual Master Trust (the “WMM Trust”) and became its sponsor in connection with the Washington Mutual transaction. For further discussion of credit card securitizations, see Note 16 on pages 169–170 of JPMorgan Chase’s 2008 Annual Report.
Actions taken in the second quarter of 2009
During the quarter ended June 30, 2009, the overall performance of the Firm’s credit card securitization trusts declined primarily due to the increase in credit losses incurred on the underlying credit card receivables.
Trust: The Chase Issuance Trust (the Firm’s primary issuance trust), which holds prime quality credit card receivables, maintained positive excess spread, a key metric for evaluating the performance of a credit card trust, through the first six months of 2009. However, given market uncertainty concerning projected credit costs in the credit card industry, and to mitigate any further deterioration in the performance of the Trust, the Firm took certain actions, as permitted by the Trust agreements, to enhance the performance of the Trust. On May 12, 2009, the Firm increased the required credit enhancement level for each tranche of outstanding notes issued by the Trust by increasing the minimum required amount of subordinated notes and the funding requirements for the Trust’s cash escrow accounts. On June 1, 2009, the Firm began designating as “discount receivables” a percentage of new credit card receivables for inclusion in the Trust, thereby requiring collections of such discounted receivables to be applied as finance charge collections in the Trust, which is expected to increase the excess spread for the Trust. The Firm expects to discontinue designating a percentage of new receivables as discount receivables on July 1, 2010. Also, during the second quarter of 2009, the Firm exchanged $3.5 billion of its undivided seller’s interest in the Trust for $3.5 billion of zero-coupon subordinated securities issued by the Trust and retained by the Firm. The issuance of the zero-coupon securities by the Trust is also expected to increase the excess spread for the Trust. These actions resulted in the addition of approximately $40 billion of risk-weighted assets for regulatory capital purposes, which decreased the Firm’s Tier 1 capital ratio by approximately 40 basis points, but did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
WMM Trust: At the time of the acquisition of the Washington Mutual banking operations, the assets of the WMM Trust were comprised of Washington Mutual subprime credit card receivables. The quality of the assets in the WMM Trust was much lower than the quality of the credit card receivables that JPMorgan Chase has historically securitized in the public markets.
In order to more closely conform the WMM Trust to the overall quality typical of a JPMorgan Chase-sponsored credit card securitization master trust, during the fourth quarter of 2008 the Firm randomly removed $6.2 billion of credit card loans from the WMM Trust and replaced them with $5.8 billion of higher-quality receivables from the Firm’s portfolio.
However, as a result of continued deterioration during 2009 in the credit quality of the remaining Washington Mutual-originated assets in the WMM Trust, the performance of the portfolio indicated that an early amortization event was likely to occur unless additional actions were taken. On May 15, 2009, JPMorgan Chase, as seller and servicer, and the Bank of New York Mellon, as trustee, amended the pooling and servicing agreement to permit non-random removals of credit card accounts. On May 19, 2009, the Firm removed all remaining credit card receivables originated by Washington Mutual. Following this removal, the WMM Trust collateral was entirely comprised of receivables originated by JPMorgan Chase. As a result of the actions taken by the Firm, the assets and liabilities of the WMM Trust were consolidated on the balance sheet of JPMorgan Chase. As a result, the Firm has recorded during the second quarter of 2009, additional assets with an initial fair value of $6.0 billion, additional liabilities with an initial fair value of $6.1 billion, and a pre-tax loss of approximately $64 million.
Retained interests in nonconsolidated credit card securitizations
Following is a description of the Firm’s retained interests in credit card securitizations that were not consolidated at the dates presented. Accordingly, the Firms’s retained interests in the WMM Trust are included in the amounts reported at December 31, 2008, but are no longer included at June 30, 2009, due to the second quarter actions noted above. For further information regarding the WMM Trust assets and liabilities, see Note 16 on pages 148-153 of this Form 10-Q.
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the trusts (which generally ranges from 4% to 12%). At June 30, 2009 and December 31, 2008, the Firm had $10.5 billion and $33.3 billion, respectively, related to its undivided interests in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 18% for the six months ended June 30, 2009, and 22% for the year ended December 31, 2008. These undivided interests in the trusts represent the Firm’s interests in the receivables transferred to the trust that have not been securitized; these undivided interests are not represented by security certificates, are carried at historical cost and classified within loans.
CS retained senior and subordinated securities in its credit card securitization trusts. The senior securities totaled $7.2 billion and $3.5 billion at June 30, 2009 and December 31, 2008, respectively, and the subordinated securities totaled $5.8 billion and $2.3 billion at June 30, 2009 and December 31, 2008, respectively. Of the securities retained, $13.0 billion and $5.4 billion were classified as AFS securities at June 30, 2009 and December 31, 2008, respectively. The senior AFS securities were used by the Firm as collateral for a secured financing transaction. The retained subordinated interests that were acquired in the Washington Mutual transaction and classified as trading assets had a carrying value of $389 million at December 31, 2008, and were subsequently repaid or valued at zero before being eliminated upon the consolidation of the WMM Trust. As discussed above, the Firm consolidated the assets and liabilities of the WMM Trust in the second quarter of 2009.
Credit card securitizations include escrow accounts up to predetermined limits to cover deficiencies in cash flows owed to investors. Amounts in such escrow accounts were $964 million and $74 million as of June 30, 2009 and December 31, 2008, respectively. The increase in the balance of these escrow accounts primarily relates to the Trust actions described above that the Firm took on May 12, 2009. Additionally, the Firm has retained subordinated interests in accrued interest and fees on the securitized receivables totaling $3.2 billion and $3.0 billion as of June 30, 2009 and December 31, 2008, respectively. JPMorgan Chase has also recorded $241 million representing receivables that have been transferred to the Trust and designated as “discount receivables.” All of these residual interests are reported in other assets.
Mortgage securitizations
The Firm securitizes originated and purchased residential mortgages and originated commercial mortgages.
RFS securitizes residential mortgage loans that it originates and purchases, and it typically retains servicing for all of its originated and purchased residential mortgage loans. Additionally, RFS may retain servicing for certain mortgage loans purchased by IB. As servicer, the Firm receives servicing fees based on the securitized loan balance plus ancillary fees. The Firm also retains the right to service the residential mortgage loans it sells to Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) in accordance with their servicing guidelines and standards. For a discussion of MSRs, see Note 17 on pages 154–155 of this Form 10-Q. In a limited number of securitizations, RFS may retain an interest in addition to servicing rights. The amount of interest retained related to these securitizations totaled $397 million and $939 million at June 30, 2009, and December 31, 2008, respectively. These retained interests are accounted for as trading or AFS securities; the classification depends on whether the retained interest is represented by a security certificate or has an embedded derivative, and when it was retained (i.e., prior to the adoption of SFAS 155).
IB securitizes residential mortgage loans (including those that it purchased and certain mortgage loans originated by RFS) and commercial mortgage loans that it originated. These loans are often serviced by RFS. Upon securitization, IB may engage in underwriting and trading activities of the securities issued by the securitization trust. IB may retain unsold senior and/or subordinated interests (including residual interests) in both residential and commercial mortgage securitizations at the time of securitization. These retained interests are accounted for at fair value and classified as trading assets. The amount of residual interests retained was $46 million and $155 million at June 30, 2009, and December 31, 2008, respectively. Additionally, IB retained $2.4 billion and $2.8 billion of senior and subordinated interests as of June 30, 2009, and December 31, 2008, respectively; these securities were retained in connection with the Firm’s underwriting activities.
In addition to the amounts reported in the securitization activity tables below, the Firm sold residential mortgage loans totaling $40.2 billion and $39.4 billion during the three months ended June 30, 2009 and 2008, respectively, and $78.4 billion and $69.1 billion during the six months ended June 30, 2009 and 2008, respectively. The majority of these loan sales were for securitization by the GNMA, FNMA and FHLMC. These sales resulted in pretax gains (losses) of $34 million and $36 million during the three months ended June 30, 2009 and 2008, respectively, and $51 million and $26 million during the six months ended June 30, 2009 and 2008, respectively.
The Firm’s mortgage loan sales are primarily nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the loans. However, for a limited number of loan sales, the Firm is obligated to share up to 100% of the credit risk associated with the sold loans with the purchaser. See Note 24 on pages 162–163 of this Form 10-Q for additional information on loans sold with recourse.

Other securitizations
The Firm also securitizes automobile and student loans originated by RFS and purchased consumer loans (including automobile and student loans). The Firm retains servicing responsibilities for all originated and certain purchased student and automobile loans. It may also hold a retained interest in these securitizations; such residual interests are classified as other assets. At June 30, 2009, and December 31, 2008, the Firm held $20 million and $37 million, respectively, of retained interests in securitized automobile loan securitizations, and $52 million and $52 million, respectively, of residual interests in securitized student loans.
Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three and six months ended June 30, 2009, and 2008. For the periods presented, there were no cash flows from the Firm to the QSPEs related to recourse or guarantee arrangements.

	Three months ended June 30, 2009
			Residential mortgage
(in millions, except for ratios and where					Option	Commercial	Student
otherwise noted)	Credit card		Prime(f)	Subprime	ARMs	and other	loans	Auto

Principal securitized	$12,495		$—	$—	$—	$—	$—	$—
Pretax gains	17		—	—	—	—	—	—
All cash flows during the period:
Proceeds from new securitizations	$12,495	(e)(g)	$—	$—	$—	$—	$—	$—
Servicing fees collected	314		111	41	118	1	1	1
Other cash flows received(a)	147		2	1	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	37,719		—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—	(h)	35	—	10	—	—	—
Cash flows received on the interests that continue to be held by the Firm(c)	77		210	8	16	34	3	2

Key assumptions used to measure retained interests originated during the year (rates per annum):
Prepayment rate(d)	16.7%
	PPR

Weighted-average life (in years)	0.5
Expected credit losses	8.7%
Discount rate	18.0%

	Three months ended June 30, 2008
			Residential mortgage
(in millions, except for ratios and where					Option	Commercial	Student
otherwise noted)	Credit card		Prime(f)	Subprime	ARMs	and other	loans	Auto

Principal securitized	$10,760		$—	$—	$—	$662	$—	$—
Pretax gains	97		—	—	—	—	—	—
All cash flows during the period:
Proceeds from new securitizations	$10,759	(e)	$—	$—	$—	$632	$—	$—
Servicing fees collected	281		37	30	—	2	2	5
Other cash flows received(a)	1,089		3	1	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	39,455		—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—		100	2	—	—	—	1
Cash flows received on the interests that continue to be held by the Firm(c)	14		113	5	—	30	—	11

Key assumptions used to measure retained interests originated during the year (rates per annum):
Prepayment rate(d)	19.7%
	PPR

Weighted-average life (in years)	0.4
Expected credit losses	4.5%
Discount rate	13.0%

	Six months ended June 30, 2009
			Residential mortgage
(in millions, except for ratios and where					Option	Commercial	Student
otherwise noted)	Credit card		Prime(f)	Subprime	ARMs	and other	loans	Auto

Principal securitized	$16,423		$—	$—	$—	$—	$—	$—
Pretax gains	16		—	—	—	—	—	—
All cash flows during the period:
Proceeds from new securitizations	$16,423	(e)(g)	$—	$—	$—	$—	$—	$—
Servicing fees collected	634		232	85	246	8	2	3
Other cash flows received(a)	1,109		6	2	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	77,217		—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—	(h)	76	—	13	—	—	137
Cash flows received on the interests that continue to be held by the Firm(c)	145		364	13	64	158	3	13

Key assumptions used to measure retained interests originated during the year (rates per annum):
Prepayment rate(d)	16.7%
	PPR

Weighted-average life (in years)	0.5
Expected credit losses	8.7%
Discount rate	18.0%

	Six months ended June 30, 2008
			Residential mortgage
(in millions, except for ratios and where					Option	Commercial	Student
otherwise noted)	Credit card		Prime(f)	Subprime	ARMs	and other	loans	Auto

Principal securitized	$15,305		$—	$—	$—	$662	$—	$—
Pretax gains	136		—	—	—	—	—	—
All cash flows during the period:
Proceeds from new securitizations	$15,304	(e)	$—	$—	$—	$632	$—	$—
Servicing fees collected	551		60	56	—	3	2	10
Other cash flows received(a)	2,503		3	1	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	76,922		—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—		149	13	—	—	—	149
Cash flows received on the interests that continue to be held by the Firm(c)	17		158	14	—	89	—	24

Key assumptions used to measure retained interests originated during the year (rates per annum):
Prepayment rate(d)	19.4%
	PPR

Weighted-average life (in years)	0.4
Expected credit losses	4.4%
Discount rate	12.7%

(a)	Includes excess servicing fees and other ancillary fees received.

(b)	Includes cash paid by the Firm to reacquire assets from the QSPEs — for example, servicer clean-up calls.

(c)	Includes cash flows received on retained interests including, for example, principal repayments and interest payments.

(d)	PPR: principal payment rate.

(e)	Includes $3.5 billion and $7.4 billion of securities retained by the Firm for the three and six months ended June 30, 2009, respectively. $1.2 billion of securities were retained by the Firm for both the three and six months ended June 30, 2008.

(f)	Includes Alt-A loans.

(g)	As required under the terms of the transaction documents, $513 million of proceeds from new securitizations were deposited to cash escrow accounts during the three and six months ended June 30, 2009.

(h)	Excludes activities related to the Washington Mutual Master Trust. For a description of the activities, see page 141 of this Note.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table summarizes the Firm’s securitization interests, which are carried at fair value on the Firm’s Consolidated Balance Sheets at June 30, 2009, and December 31, 2008, respectively. The risk ratings are periodically reassessed as information becomes available. As of June 30, 2009, and December 31, 2008, 60% and 55%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better.

	Ratings profile of interests held(c)(d)(e)
	June 30, 2009			December 31, 2008
	Investment-	Noninvestment-	Total	Investment-	Noninvestment-	Total
(in billions)	grade	grade	interests held	grade	grade	interests held

Asset types:
Credit card(a)	$14.4	$4.6	$19.0	$5.8	$3.8	$9.6
Residential mortgage:
Prime(b)	1.0	0.7	1.7	2.0	0.4	2.4
Subprime	—	0.1	0.1	—	0.1	0.1
Option ARMs	0.1	—	0.1	0.4	—	0.4
Commercial and other	2.0	0.2	2.2	2.2	0.3	2.5
Student loans	—	0.1	0.1	—	0.1	0.1
Auto	—	—	—	—	—	—

Total	$17.5	$5.7	$23.2	$10.4	$4.7	$15.1

(a)	Includes retained subordinated interests carried at fair value, including CS’s accrued interests and fees, escrow accounts, and other residual interests. Excludes undivided seller interest in the trusts of $10.5 billion and $33.3 billion and unencumbered cash amounts on deposit of $3.7 billion and $2.1 billion at June 30, 2009, and December 31, 2008, respectively, which are carried at historical cost.

(b)	Includes Alt-A loans.

(c)	The ratings scale is presented on an S&P-equivalent basis.

(d)	Includes $1.5 billion and $1.8 billion of investments acquired in the secondary market, but predominantly held for investment purposes, as of June 30, 2009, and December 31, 2008, respectively. Of these amounts, $1.4 billion and $1.7 billion are classified as investment-grade as of June 30, 2009, and December 31, 2008, respectively.

(e)	Excludes senior and subordinated securities of $1.2 billion and $974 million at June 30, 2009, and December 31, 2008, respectively, that the Firm purchased in connection with IB’s secondary market-making activities.
The table below outlines the key economic assumptions used at June 30, 2009, and December 31, 2008, to determine the fair value of certain of the Firm’s retained interests, other than MSRs, that are valued using modeling techniques. The table below also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of residential MSRs, see Note 17 on pages 154–155 of this Form 10-Q.

June 30, 2009(a)
(in millions, except rates and where		Residential mortgage			Commercial
otherwise noted)	Credit card	Prime(d)	Subprime	Option ARMs	and other	Student loans		Auto loans

JPMorgan Chase interests in securitized assets	$3,571 (c)	$1,638	$50	$132	$2,213	$55		$20

Weighted-average life (in years)	0.5	7.4	2.4	6.7	3.7	8.1		0.6

Weighted-average prepayment rate(b)	16.4%	8.7%	27.0%	10.0%	0.8%	5.0%		1.4%
	PPR	CPR	CPR	CPR	CPR	CPR		ABS
Impact of 10% adverse change	$(9)	$(29)	$(2)	$(1)	$(3)	$(1)		$—
Impact of 20% adverse change	(19)	(59)	(3)	(2)	(3)	(2)		(1)

Weighted-average loss assumption	9.3%	2.9%	2.3%	3.3%	1.6%	—	%(e)	1.1%
Impact of 10% adverse change	$(83)	$(17)	$(5)	$—	$(37)	$—		$—
Impact of 20% adverse change	(84)	(33)	(9)	—	(107)	—		(1)

Weighted-average discount rate	12.0%	13.2%	23.8%	12.9%	10.8%	9.0%		3.4%
Impact of 10% adverse change	$(7)	$(49)	$(2)	$(2)	$(41)	$(2)		$—
Impact of 20% adverse change	(14)	(93)	(5)	(5)	(78)	(4)		—

December 31, 2008
(in millions, except rates and		Residential mortgage			Commercial
where otherwise noted	Credit card	Prime(d)	Subprime	Option ARMs	and other		Student loans		Auto loans

JPMorgan Chase interests in securitized assets	$3,463 (c)	$1,420	$68	$436	$1,966		$55		$40

Weighted-average life (in years)	0.5	5.3	1.5	7.3	3.5		8.2		0.7

Weighted-average prepayment rate(b)	16.6%	17.7%	25.1%	7.6%	0.7%		5.0%		1.3%
	PPR	CPR	CPR	CPR	CPR		CPR		ABS

Impact of 10% adverse change	$(42)	$(31)	$(5)	$(4)	$(1)		$(1)		$—
Impact of 20% adverse change	(85)	(57)	(6)	(11)	(1)		(2)		(1)

Weighted-average loss assumption	7.0%	4.4%	3.4%	0.3%	0.3	%(e)	—	%(e)	0.5%
Impact of 10% adverse change	$(235)	$(25)	$(7)	$—	$(12)		$—		$—
Impact of 20% adverse change	(426)	(49)	(13)	(1)	(24)		—		(1)

Weighted-average discount rate	18.0%	14.5%	21.5%	17.3%	12.4%		9.0%		4.1%
Impact of 10% adverse change	$(10)	$(52)	$(3)	$(16)	$(26)		$(2)		$—
Impact of 20% adverse change	(20)	(102)	(5)	(28)	(49)		(4)		—

(a)	As of June 30, 2009, certain investments acquired in the secondary market but predominantly held for investment purposes are included.

(b)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: constant prepayment rate.

(c)	Excludes the Firm’s retained senior and subordinated AFS securities in its credit card securitization trusts which are discussed in Note 11 on pages 129–134 of this Form 10-Q.

(d)	Includes Alt-A loans.

(e)	Expected losses for student loans and certain wholesale securitizations are minimal and are incorporated into other assumptions.
The sensitivity analysis in the preceding table is hypothetical. Changes in fair value based on a 10% or 20% variation in assumptions generally cannot be extrapolated easily, because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in the table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might counteract or magnify the sensitivities. The above sensitivities also do not reflect risk management practices the Firm may undertake to mitigate such risks.

Loan delinquencies and net charge-offs
The table below includes information about delinquencies, net charge-offs/(recoveries) and components of reported and securitized financial assets at June 30, 2009, and December 31, 2008.

			90 days past due				Net loan
	Total loans		and still accruing		Nonaccrual assets(g)		charge-offs (recoveries)
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Home equity	$108,229	$114,335	$—	$—	$1,487	$1,394	$1,265	$511	$2,363	$958
Prime mortgage(a)	68,878	72,266	—	—	3,501	1,895	483	104	795	154
Subprime mortgage	13,825	15,330	—	—	2,773	2,690	410	192	774	341
Option ARMs	9,034	9,018	—	—	182	10	15	—	19	—
Auto	42,887	42,603	—	—	154	148	146	119	320	237
Credit card	85,736	104,746	3,503	2,649	4	4	2,689	1,064	4,718	2,053
All other	33,041	33,715	473	463	722	430	332	99	556	160
Loans held-for-sale(b)	1,940	2,028	—	—	—	—	NA	NA	NA	NA

Total consumer loans — excluding purchased credit-impaired loans	363,570	394,041	3,976	3,112	8,823	6,571	5,340	2,089	9,545	3,903
Consumer loans — purchased credit-impaired loans(c)	85,406	88,813	—	—	—	—	—	—	—	—

Total consumer loans	448,976	482,854	3,976	3,112	8,823	6,571	5,340	2,089	9,545	3,903

Total wholesale loans	231,625	262,044	234	163	5,962 (h)	2,382 (h)	679	41	870	133

Total loans reported	680,601	744,898	4,210	3,275	14,785	8,953	6,019	2,130	10,415	4,036

Securitized loans:
Residential mortgage:
Prime mortgage(a)	194,792	212,274	—	—	30,899	21,130	2,395	674	4,591	683
Subprime mortgage	48,111	58,607	—	—	15,171	13,301	2,044	637	4,278	892
Option ARMs	45,341	48,328	—	—	9,692	6,440	474	—	854	—
Auto	434	791	—	—	1	2	1	2	3	5
Credit card	85,790	85,571	2,066	1,802	—	—	1,664	830	3,128	1,511
Student	1,042	1,074	61	66	—	—	—	1	—	1
Commercial and other	32,712	45,677	—	28	912	166	5	3	10	5

Total loans securitized(d)	408,222	452,322	2,127	1,896	56,675	41,039	6,583	2,147	12,864	3,097

Total loans reported and securitized(e)	$1,088,823 (f)	$1,197,220 (f)	$6,337	$5,171	$71,460	$49,992	$12,602	$4,277	$23,279	$7,133

(a)	Includes Alt-A loans.

(b)	Includes loans for prime mortgage and other (largely student loans) of $589 million and $1.4 billion at June 30, 2009, respectively, and $206 million and $1.8 billion at December 31, 2008, respectively.

(c)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. Under SOP 03-3, these loans were initially recorded at fair value and accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due. For additional information, see Note 13 on pages 135–138 of this Form 10-Q.

(d)	Total assets held in securitization-related SPEs were $574.4 billion and $640.8 billion at June 30, 2009, and December 31, 2008, respectively. The $408.2 billion and $452.3 billion of loans securitized at June 30, 2009, and December 31, 2008, respectively, excludes: $150.4 billion and $152.4 billion of securitized loans, in which the Firm has no continuing involvement; $10.5 billion and $33.3 billion of seller’s interests in credit card master trusts; and $5.3 billion and $2.8 billion, of cash amounts on deposit and escrow accounts, all respectively.

(e)	Represents both loans on the Consolidated Balance Sheets and loans that have been securitized.

(f)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

(g)	Excludes nonperforming loans and assets related to: (i) loans eligible for repurchase, as well as loans repurchased from GNMA pools that are insured by U.S. government agencies, of $4.7 billion and $3.3 billion at June 30, 2009, and December 31, 2008, respectively; and (ii) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $473 million and $437 million at June 30, 2009, and December 31, 2008, respectively. These amounts for GNMA and student loans are excluded, as reimbursement is proceeding normally.

(h)	Includes nonperforming loans held-for-sale and loans at fair value of $133 million and $32 million at June 30, 2009, and December 31, 2008, respectively.

NOTE 16 — VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 122 and Note 17 on pages 177–186 of JPMorgan Chase’s 2008 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities (“VIEs”) and the Firm’s principal involvement with VIEs.
Multi-seller conduits
The following table summarizes the Firm’s involvement with Firm-administered multi-seller conduits. On May 31, 2009, the Firm consolidated one of the Firm-administered multi-seller conduits due to the redemption of the expected loss note (“ELN”). There were no consolidated Firm-administered multi-seller conduits as of December 31, 2008.

	June 30, 2009
(in billions)	Consolidated	Nonconsolidated		December 31, 2008

Total assets held by conduits	$6.9	$23.0		$42.9

Total commercial paper issued by conduits	6.9	23.0		43.1

Liquidity and credit enhancements
Deal-specific liquidity facilities (primarily asset purchase agreements)	9.8	31.6	(b)	55.4	(b)
Program-wide liquidity facilities	4.0	13.0		17.0
Program-wide credit enhancements	0.4	2.0		3.0
Maximum exposure to loss(a)	9.8	32.3		56.9

(a)	The Firm’s maximum exposure to loss, calculated separately for each multi-seller conduit, includes the Firm’s exposure to both deal-specific liquidity facilities and program-wide credit enhancements. For purposes of calculating the Firm’s maximum exposure to loss, the Firm-provided, program-wide credit enhancement is limited to deal-specific liquidity facilities provided by third parties.

(b)	The accounting for these agreements is further discussed in Note 33 on pages 206–210 of JPMorgan Chase’s 2008 Annual Report. The carrying value related to asset purchase agreements was $112 million and $147 million at June 30, 2009, and December 31, 2008, respectively, of which $110 million and $138 million, respectively, represented the remaining fair value of the guarantee under FIN 45. The Firm has recorded this guarantee in other liabilities, with an offsetting entry recognized in other assets for the net present value of the future premium receivable under the contracts.
Assets funded by nonconsolidated multi-seller conduits
The following table presents information on the commitments and assets held by JPMorgan Chase’s nonconsolidated Firm-administered multi-seller conduits as of June 30, 2009, and December 31, 2008.

	June 30, 2009				December 31, 2008
	Unfunded	Commercial	Liquidity	Liquidity	Unfunded	Commercial	Liquidity	Liquidity
	commitments to	paper–funded	provided by	provided	commitments to	paper–funded	provided by	provided
(in billions)	Firm’s clients	assets	third parties	by Firm	Firm’s clients	assets	third parties	by Firm

Asset types:
Credit card	$1.8	$4.5	$—	$6.3	$3.0	$8.9	$0.1	$11.8
Vehicle loans and leases	1.4	7.4	—	8.8	1.4	10.0	—	11.4
Trade receivables	3.2	2.3	—	5.5	3.8	5.5	—	9.3
Student loans	0.6	2.1	—	2.7	0.7	4.6	—	5.3
Commercial	0.7	2.1	—	2.8	1.5	4.0	0.4	5.1
Residential mortgage	—	0.6	—	0.6	—	0.7	—	0.7
Capital commitments	0.5	1.7	0.6	1.6	1.3	3.9	0.6	4.6
Rental car finance	0.2	0.3	—	0.5	0.2	0.4	—	0.6
Equipment loans and leases	0.3	0.6	—	0.9	0.7	1.6	—	2.3
Floorplan — vehicle	—	0.4	—	0.4	0.7	1.8	—	2.5
Floorplan — other	—	—	—	—	—	—	—	—
Consumer	0.2	0.4	—	0.6	0.1	0.7	0.1	0.7
Other	0.6	0.6	0.3	0.9	0.6	0.8	0.3	1.1

Total	$9.5	$23.0	$0.9	$31.6	$14.0	$42.9	$1.5	$55.4

	Ratings profile of VIE assets of the nonconsolidated multi-seller conduits(a)
					Noninvestment-	Commercial	Wt. avg.
June 30, 2009	Investment-grade				grade	paper funded	expected
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	assets	life (years)(b)

Asset types:
Credit card	$2.9	$1.5	$0.1	$—	$—	$4.5	1.6
Vehicle loans and leases	2.7	3.8	0.8	0.1	—	7.4	2.3
Trade receivables	—	1.9	0.4	—	—	2.3	0.7
Student loans	2.1	—	—	—	—	2.1	1.3
Commercial	0.7	0.9	0.2	—	0.3	2.1	2.5
Residential mortgage	—	0.5	—	—	0.1	0.6	3.5
Capital commitments	—	0.1	1.6	—	—	1.7	2.3
Rental car finance	—	—	0.3	—	—	0.3	1.0
Equipment loans and leases	0.4	0.2	—	—	—	0.6	2.5
Floorplan — vehicle	—	—	—	0.4	—	0.4	0.6
Floorplan — other	—	—	—	—	—	—	—
Consumer	0.3	0.1	—	—	—	0.4	2.0
Other	—	0.6	—	—	—	0.6	3.9

Total	$9.1	$9.6	$3.4	$0.5	$0.4	$23.0	2.0

	Ratings profile of VIE assets of the nonconsolidated multi-seller conduits (a)
					Noninvestment-	Commercial	Wt. avg.
December 31, 2008	Investment-grade				grade	paper funded	Expected
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	assets	life (years)(b)

Asset types:
Credit card	$4.8	$3.9	$0.1	$0.1	$—	$8.9	1.5
Vehicle loans and leases	4.1	4.1	1.8	—	—	10.0	2.5
Trade receivables	—	4.0	1.5	—	—	5.5	1.0
Student loans	3.6	0.9	—	0.1	—	4.6	1.8
Commercial	1.1	2.0	0.6	0.3	—	4.0	2.7
Residential mortgage	—	0.6	—	0.1	—	0.7	4.0
Capital commitments	—	3.6	0.3	—	—	3.9	2.4
Rental car finance	—	—	0.4	—	—	0.4	1.5
Equipment loans and leases	0.4	1.2	—	—	—	1.6	2.2
Floorplan — vehicle	0.1	1.0	0.7	—	—	1.8	1.1
Floorplan — other	—	—	—	—	—	—	—
Consumer	0.1	0.4	0.2	—	—	0.7	1.6
Other	0.5	0.3	—	—	—	0.8	3.7

Total	$14.7	$22.0	$5.6	$0.6	$—	$42.9	2.0

(a)	The ratings scale is presented on an S&P-equivalent basis.

(b)	Weighted-average expected life for each asset type is based on the remaining term of each conduit transaction’s committed liquidity, plus either the expected weighted-average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market.
The assets held by the multi-seller conduits are structured so that if they were rated, the Firm believes the majority of them would receive an “A” rating or better by external rating agencies. However, it is unusual for the assets held by the conduits to be explicitly rated by an external rating agency. Instead, the Firm’s Credit Risk group assigns each asset purchase liquidity facility an internal risk rating based on its assessment of the probability of default for the transaction. The ratings provided in the above table reflect the S&P-equivalent ratings of the internal rating grades assigned by the Firm.
The risk ratings are periodically reassessed as information becomes available. As of June 30, 2009, and December 31, 2008, 93% and 90%, respectively, of the assets in the nonconsolidated conduits were risk-rated “A” or better.
Commercial paper issued by nonconsolidated multi-seller conduits
The weighted-average life of commercial paper issued by nonconsolidated multi-seller conduits at June 30, 2009, and December 31, 2008, was 20 days and 27 days, respectively, and the average yield on the commercial paper at June 30, 2009, and December 31, 2008, was 0.3% and 0.6%, respectively. In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including paper issued by the Firm-administered conduits. The percentage of commercial paper purchased by the Firm from all Firm-administered conduits during the six months ended June 30, 2009, ranged from less than 1% to approximately 4.7% on any given day. The largest daily amount of commercial paper outstanding held by the Firm in any one multi-seller conduit during the quarter ended June 30, 2009, was approximately $852 million, or 12%, of the conduit’s commercial paper outstanding. The Firm is not obligated under any agreement (contractual or noncontractual) to purchase the commercial paper issued by nonconsolidated JPMorgan Chase–administered conduits.

Consolidation analysis
Each nonconsolidated multi-seller conduit administered by the Firm at June 30, 2009, and December 31, 2008, had issued ELNs, the holders of which are committed to absorbing the majority of the expected loss of each respective conduit. The total amounts of ELNs outstanding for nonconsolidated conduits at June 30, 2009, and December 31, 2008, were $96 million and $136 million, respectively.
The Firm could fund purchases of assets from nonconsolidated, Firm-administered multi-seller conduits should it become necessary.
Investor intermediation
Municipal bond vehicles
Exposure to nonconsolidated municipal bond VIEs at June 30, 2009, and December 31, 2008, including the ratings profile of the VIEs’ assets, were as follows.

	June 30, 2009				December 31, 2008
	Fair value of				Fair value of
	assets held	Liquidity	Excess/	Maximum	assets held	Liquidity	Excess/	Maximum
(in billions)	by VIEs	facilities(c)	(deficit)(d)	exposure	by VIEs	facilities(c)	(deficit)(d)	exposure

Nonconsolidated municipal bond vehicles(a)(b)	$12.0	$7.9	$4.1	$7.9	$10.0	$6.9	$3.1	$6.9

	Ratings profile of VIE assets(e)						Wt. avg.
					Noninvestment-	Fair value of	expected
	Investment-grade				grade	assets held	life of assets
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	by VIEs	(years)

Nonconsolidated municipal bond vehicles(a)
June 30, 2009	$1.4	$10.5	$0.1	$—	$—	$12.0	16.6
December 31, 2008	3.8	5.9	0.2	0.1	—	10.0	22.3

(a)	Excluded $3.7 billion and $6.0 billion at June 30, 2009, and December 31, 2008, respectively, which were consolidated due to the Firm owning the residual interests.

(b)	Certain of the municipal bond vehicles are structured to meet the definition of a QSPE (as discussed in Note 1 on page 122 of JPMorgan Chase’s 2008 Annual Report); accordingly, the assets and liabilities of QSPEs are not reflected in the Firm’s Consolidated Balance Sheets (except for retained interests that are reported at fair value). Excluded nonconsolidated amount of $603 million at December 31, 2008, related to QSPE municipal bond vehicles in which the Firm owned the residual interests. The Firm did not own residual interests in QSPE municipal bond vehicles at June 30, 2009.

(c)	The Firm may serve as credit enhancement provider in municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at both June 30, 2009, and December 31, 2008.

(d)	Represents the excess/(deficit) of municipal bond asset fair value available to repay the liquidity facilities, if drawn.

(e)	The ratings scale is based on the Firm’s internal risk ratings and presented on an S&P-equivalent basis.
In the first half of 2009, the Firm did not experience a drawdown on its liquidity facilities. In addition, the municipal bond vehicles did not experience any bankruptcy or downgrade termination events during the first half of 2009.
As remarketing agent, the Firm may hold putable floating-rate certificates of the municipal bond vehicles. At both June 30, 2009, and December 31, 2008, respectively, the Firm held $293 million of these certificates on its Consolidated Balance Sheets. The largest amount held by the Firm at any time during the first half of 2009 was $438 million, or 1.3%, of the municipal bond vehicles’ outstanding putable floating-rate certificates. The Firm did not have and continues not to have any intent to protect any residual interest holder from potential losses on any of the municipal bond holdings.
At June 30, 2009, and December 31, 2008, 99% and 97%, respectively, of the municipal bonds held by vehicles to which the Firm served as liquidity provider were rated “AA-” or better, based upon either the rating of the underlying municipal bond itself, or the rating including any credit enhancement. At June 30, 2009, and December 31, 2008, $2.4 billion and $2.6 billion, respectively, of the bonds were insured by monoline bond insurers.
Credit-linked note vehicles
Exposure to nonconsolidated credit-linked note VIEs at June 30, 2009, and December 31, 2008, was as follows.

	June 30, 2009				December 31, 2008
				Par value of				Par value of
	Derivative	Trading	Total	collateral held	Derivative	Trading	Total	collateral held
(in billions)	receivables	assets(c)	exposure(d)	by VIEs(e)	receivables	assets(c)	exposure(d)	by VIEs(e)

Credit-linked notes(a)
Static structure	$2.8	$0.8	$3.6	$12.1	$3.6	$0.7	$4.3	$14.5
Managed structure(b)	6.1	0.6	6.7	15.1	7.7	0.3	8.0	16.6

Total	$8.9	$1.4	$10.3	$27.2	$11.3	$1.0	$12.3	$31.1

(a)	Excluded collateral with a fair value of $2.2 billion and $2.1 billion at June 30, 2009, and December 31, 2008, respectively, which was consolidated as the Firm, in its role as secondary market maker, held a majority of the issued credit-linked notes of certain vehicles.

(b)	Included synthetic collateralized debt obligation vehicles, which have similar risk characteristics to managed credit-linked note vehicles. At December 31, 2008, trading assets included $7 million of transactions with subprime collateral; there were no such transactions in trading assets at June 30, 2009.

(c)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(d)	On–balance sheet exposure that includes derivative receivables and trading assets.

(e)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies upon the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.
Asset swap vehicles
Exposure to nonconsolidated asset swap VIEs at June 30, 2009, and December 31, 2008, was as follows.

	June 30, 2009				December 31, 2008
	Derivative			Par value of	Derivative			Par value of
	receivables	Trading	Total	collateral held	receivables	Trading	Total	collateral held
(in billions)	(payables)	assets(a)	exposure(b)	by VIEs(c)	(payables)	assets(a)	exposure(b)	by VIEs(c)

Nonconsolidated asset swap vehicles(d)	$0.2	$—	$0.2	$6.0	$(0.2)	$—	$(0.2)	$7.3

(a)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(b)	On—balance sheet exposure that includes derivative receivables and trading assets.

(c)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies upon the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.

(d)	Excluded collateral with a fair value of $1.1 billion and $1.0 billion at June 30, 2009, and December 31, 2008, respectively, which was consolidated as the Firm, in its role as secondary market maker, held a majority of the issued notes of certain vehicles.
Collateralized debt obligation vehicles
For further information on the Firm’s involvement with collateralized debt obligations (“CDOs”), see Note 17 on pages 184–185 of JPMorgan Chase’s 2008 Annual Report.
As of June 30, 2009, and December 31, 2008, the Firm had noninvestment-grade funded loans of $320 million and $405 million, respectively, to nonconsolidated CDO warehouse VIEs. Additionally, the Firm had unfunded commitments of $75 million and $746 million as of June 30, 2009, and December 31, 2008, respectively to these nonconsolidated CDO warehouse VIEs. These unfunded commitments are typically contingent on certain asset-quality conditions being met. The Firm’s maximum exposure to loss related to the nonconsolidated CDO warehouse VIEs was $395 million and $1.1 billion as of June 30, 2009, and December 31, 2008, respectively.
Once the CDO vehicle closes and issues securities, the Firm has no obligation to provide further support to the vehicle. At the time of closing, the Firm may hold unsold securities that the Firm was not able to place with third-party investors. In addition, the Firm may on occasion hold some of the CDO vehicles’ securities as a secondary market-maker or as a principal investor, or it may be a derivative counterparty to the vehicles. At June 30, 2009, and December 31, 2008, these amounts were not significant.
VIEs sponsored by third parties
Investment in a third-party credit card securitization trust
The Firm holds a note in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The note is structured so that the principal amount can float up to 47% of the principal amount of the receivables held by the trust, not to exceed $4.2 billion. The Firm is not the primary beneficiary of the trust and accounts for its investment at fair value within AFS investment securities. At June 30, 2009, and December 31, 2008, the amortized cost of the note was $3.6 billion and $3.6 billion, respectively, and the fair value was $3.4 billion and $2.6 billion, respectively. For more information on AFS securities, see Note 11 on pages 129–134 of this Form 10-Q.
VIE used in FRBNY transaction
In conjunction with the Bear Stearns merger, in June 2008, the Federal Reserve Bank of New York (“FRBNY”) took control, through an LLC formed for this purpose, of a portfolio of $30.0 billion in assets, based on the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion term loan from the FRBNY and a $1.15 billion subordinated loan from JPMorgan Chase. The JPMorgan Chase loan is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, repayment of the JPMorgan Chase loan and the expense of the LLC will be for the account of the

FRBNY. The extent to which FRBNY and JPMorgan Chase loans will be repaid will depend upon the value of the asset portfolio and the liquidation strategy directed by the FRBNY.
Other VIEs sponsored by third parties
The Firm enters into transactions with VIEs structured by other parties. These include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based on the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where these activities do not cause JPMorgan Chase to absorb a majority of the expected losses, or to receive a majority of the residual returns, the Firm records and reports these positions on its Consolidated Balance Sheets similarly to the way it would record and report positions from any other third-party transaction. These transactions are not considered significant for disclosure purposes under FIN 46.
Consolidated VIE assets and liabilities
The following table presents information on assets, liabilities and commitments related to VIEs that are consolidated by the Firm.

	Consolidated VIEs
	Assets
June 30, 2009	Trading assets — debt
(in billions)	and equity instruments	Loans	Other(b)	Total assets(c)

VIE program type
Multi-seller conduits	$—	$3.9	$3.0	$6.9
Credit card loans(a)	—	8.2	0.1	8.3
Municipal bond vehicles	3.6	—	0.1	3.7
Credit-linked notes	1.6	—	0.6	2.2
CDO warehouses	0.1	—	—	0.1
Student loans	—	3.9	—	3.9
Employee funds	—	—	—	—
Energy investments	—	—	0.4	0.4
Other	1.7	1.1	0.9	3.7

Total	$7.0	$17.1	$5.1	$29.2

	Liabilities
June 30, 2009	Beneficial interests
(in billions)	in VIE assets(d)	Other(e)	Total liabilities

VIE program type
Multi-seller conduits	$6.9	$—	$6.9
Credit card loans(a)	6.1	—	6.1
Municipal bond vehicles	3.3	0.2	3.5
Credit-linked notes	0.8	—	0.8
CDO warehouses	—	—	—
Student loans	2.7	1.1	3.8
Employee funds	—	—	—
Energy investments	0.1	—	0.1
Other	1.0	0.3	1.3

Total	$20.9	$1.6	$22.5

	Consolidated VIEs
	Assets
December 31, 2008	Trading assets — debt
(in billions)	and equity instruments	Loans	Other(b)	Total assets(c)

VIE program type
Multi-seller conduits	$—	$—	$—	$—
Credit card loans(a)	—	—	—	—
Municipal bond vehicles	5.9	—	0.1	6.0
Credit-linked notes	1.9	—	0.2	2.1
CDO warehouses	0.2	—	0.1	0.3
Student loans	—	4.0	0.1	4.1
Employee funds	—	—	0.5	0.5
Energy investments	—	—	0.4	0.4
Other	2.8	1.3	1.1	5.2

Total	$10.8	$5.3	$2.5	$18.6

	Liabilities
December 31, 2008	Beneficial interests
(in billions)	in VIE assets(d)	Other(e)	Total liabilities

VIE program type
Multi-seller conduits	$—	$—	$—
Credit card loans(a)	—	—	—
Municipal bond vehicles	5.5	0.4	5.9
Credit-linked notes	1.3	0.6	1.9
CDO warehouses	—	—	—
Student loans	2.8	1.1	3.9
Employee funds	0.1	—	0.1
Energy investments	0.2	—	0.2
Other	0.7	1.8	2.5

Total	$10.6	$3.9	$14.5

(a)	Represents consolidated securitized credit card loans related to the WMM Trust, as well as loans that were represented by the Firm’s undivided interest and subordinated interest and fees, which were previously recorded on the Firm’s balance sheet prior to consolidation. For further discussion, see Off-Balance Sheet Arrangements and Contractual Cash Obligations on pages 51-53 and Note 15 on pages 139-147 respectively, of this Form 10-Q.

(b)	Included assets classified as resale agreements and other assets within the Consolidated Balance Sheets.

(c)	Assets of each consolidated VIE included in the program types above are generally used to satisfy the liabilities to third parties. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(d)	The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $9.6 billion and $10.6 billion at June 30, 2009, and December 31, 2008, respectively.

(e)	Included liabilities classified as other borrowed funds, long-term debt, and accounts payable and other liabilities in the Consolidated Balance Sheets.
NOTE 17 — GOODWILL AND ALL OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 18 on pages 186-189 of JPMorgan Chase’s 2008 Annual Report.
Goodwill and all other intangible assets consist of the following.

(in millions)	June 30, 2009	December 31, 2008

Goodwill	$48,288	$48,027
Mortgage servicing rights	14,600	9,403
Purchased credit card relationships	1,431	1,649

All other intangible assets:
Other credit card—related intangibles	$710	$743
Core deposit intangibles	1,399	1,597
Other intangibles	1,542	1,592

Total all other intangible assets	$3,651	$3,932

Goodwill
The $261 million increase in goodwill from December 31, 2008, was largely due to purchase accounting adjustments related to the Bear Stearns merger, as well as an acquisition of a commodities business by IB. For additional information related to the Bear Stearns merger, see Note 2 on pages 96-99 of this Form 10-Q.
Goodwill was not impaired at June 30, 2009, or December 31, 2008, nor was any goodwill written off due to impairment during either of the six month periods ended June 30, 2009 or 2008.
Goodwill attributed to the business segments was as follows.

(in millions)	June 30, 2009	December 31, 2008

Investment Bank	$4,955	$4,765
Retail Financial Services	16,839	16,840
Card Services	14,066	13,977
Commercial Banking	2,870	2,870
Treasury & Securities Services	1,660	1,633
Asset Management	7,521	7,565
Corporate/Private Equity	377	377

Total goodwill	$48,288	$48,027

Mortgage servicing rights
For a further description of the MSR asset, interest rate risk management, and the valuation methodology of MSRs, see Notes 4 and 18 on pages 132 and 186-189, respectively, of JPMorgan Chase’s 2008 Annual Report.
The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. JPMorgan Chase uses, or has used, combinations of derivatives and trading instruments to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage-backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed-rate interest payments) increase in value when interest rates decline.
The following table summarizes MSR activity for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
(in millions, except where otherwise noted)	2009	2008	2009	2008

Fair value at the beginning of the period	$10,634	$8,419	$9,403	$8,632
MSR activity
Originations of MSRs	984	1,185	1,978	1,922
Purchase of MSRs	—	904	2	1,011
Disposition of MSRs	(10)	—	(10)	—

Total net additions	974	2,089	1,970	2,933

Change in valuation due to inputs and assumptions(a)	3,831	1,516	5,141	884
Other changes in fair value(b)	(839)	(407)	(1,914)	(832)

Total change in fair value of MSRs(c)	2,992	1,109	3,227	52

Fair value at June 30	$14,600 (d)	$11,617	$14,600 (d)	$11,617

Change in unrealized gains/(losses) included in income related to MSRs held at June 30	$3,831	$1,516	$5,141	$884

Contractual service fees, late fees and other ancillary fees included in income	$1,221	$684	$2,428	$1,312

Third-party mortgage loans serviced at June 30 (in billions)	$1,126.4	$736.4	$1,126.4	$736.4

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. Also represents total realized and unrealized gains/(losses) included in net income per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (level 3).

(b)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). Represents the impact of cash settlements per the SFAS 157 disclosure for fair value measurement using significant unobservable inputs (level 3).

(c)	Includes $(2) million and $(4) million related to commercial real estate for the three and six month periods ended June 30, 2009 and 2008, respectively.

(d)	Includes $41 million related to commercial real estate.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2009, and December 31, 2008; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

(in millions, except rates and where otherwise noted)	June 30, 2009	December 31, 2008

Weighted-average prepayment speed assumption (CPR)	13.00%	35.21%
Impact on fair value of 10% adverse change	$(950)	$(1,039)
Impact on fair value of 20% adverse change	(1,824)	(1,970)

Weighted-average option adjusted spread	3.97%	3.80%
Impact on fair value of 100 basis points adverse change	$(595)	$(311)
Impact on fair value of 200 basis points adverse change	(1,142)	(606)

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
Purchased credit card relationships and all other intangible assets
For the six months ended June 30, 2009, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangible assets decreased by $499 million, primarily reflecting amortization expense.
Except for $517 million of indefinitely-lived intangibles related to asset management advisory contracts, which are not amortized but are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	June 30, 2009				December 31, 2008
				Net			Net
	Gross	Accumulated		carrying	Gross	Accumulated	carrying
(in millions)	amount	amortization		value	amount	amortization	value

Purchased credit card relationships	$5,771	$4,340		$1,431	$5,765	$4,116	$1,649
All other intangibles:
Other credit card—related intangibles	$865	$155		$710	$852	$109	$743
Core deposit intangibles	4,280	2,881		1,399	4,280	2,683	1,597
Other intangibles	2,291	749	(a)(b)	1,542	2,376	784 (a)	1,592

(a)	Includes amortization expense related to servicing assets on securitized automobile loans, which is recorded in lending & deposit—related fees, of $1 million and $3 million for the six months ended June 30, 2009 and 2008, respectively.

(b)	The decrease in other intangibles gross amount and accumulated amortization from December 2008 was primarily attributable to the removal of fully amortized assets.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and all other intangible assets.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Purchased credit card relationships	$108	$158	$224	$317
All other intangibles:
Other credit card—related intangibles	23	6	46	11
Core deposit intangibles	99	119	198	238
Other intangibles	35	33	72	66

Total amortization expense	$265	$316	$540	$632

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and all other intangible assets.

		Other credit
	Purchased credit	card-related	Core deposit	All other
For the year: (in millions)	card relationships	intangibles	intangibles	intangible assets	Total

2009(a)	$420	$93	$387	$169	$1,069
2010	351	100	329	147	927
2011	288	98	284	132	802
2012	250	100	240	122	712
2013	211	99	195	112	617

(a)	Includes $224 million, $46 million, $198 million and $72 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and all other intangibles, respectively, recognized during the first six months of 2009.
NOTE 18 — DEPOSITS
For further discussion of deposits, see Note 20 on page 190 in JPMorgan Chase’s 2008 Annual Report.
At June 30, 2009, and December 31, 2008, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2009	December 31, 2008

U.S. offices:
Noninterest-bearing	$192,247	$210,899
Interest-bearing (included $1,002 and $1,849 at fair value at June 30, 2009, and December 31, 2008, respectively)	433,862	511,077
Non-U.S. offices:
Noninterest-bearing	8,291	7,697
Interest-bearing (included $2,785 and $3,756 at fair value at June 30, 2009, and December 31, 2008, respectively)	232,077	279,604

Total	$866,477	$1,009,277

On May 20, 2009, the Helping Families Save Their Homes Act of 2009 was signed into law. The Act extends through December 31, 2013, the FDIC’s temporary standard maximum deposit insurance amount, which was increased on October 3, 2008, from $100,000 to $250,000 per depositor per institution.
NOTE 19 — OTHER BORROWED FUNDS
The following table details the components of other borrowed funds.

(in millions)	June 30, 2009	December 31, 2008

Advances from Federal Home Loan Banks(a)	$48,838	$70,187
Nonrecourse advances — FRBB(b)	14,473	11,192
Other(c)	10,657	51,021

Total other borrowed funds	$73,968	$132,400

(a)	Maturities of advances from the FHLBs were $39.6 billion, $7.6 billion, and $719 million in each of the 12-month periods ending June 30, 2010, 2011, and 2013, respectively, and $940 million maturing after June 30, 2014. Maturities for the 12 month period ending June 30, 2012 and 2014 were not material.

(b)	On September 19, 2008, the Federal Reserve Board established a special lending facility, the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (AMLF), to provide liquidity to eligible U.S. money market mutual funds (“MMMFs”). Under the AMLF, banking organizations must use the loan proceeds to finance their purchases of eligible high-quality asset-backed commercial paper (“ABCP”) investments from MMMFs, which are pledged to secure nonrecourse advances from the Federal Reserve Bank of Boston (“FRBB”). Participating banking organizations do not bear any credit or market risk related to the ABCP investments they hold under this facility; therefore, the ABCP investments held are not assessed any regulatory capital. The AMLF will be in effect until October 30, 2009. The nonrecourse advances from the FRBB were elected under the fair value option and recorded in other borrowed funds; the corresponding ABCP investments were also elected under the fair value option and recorded in other assets.

(c)	Includes zero and $30 billion of advances from the Federal Reserve under the Federal Reserve’s Term Auction Facility (“TAF”) at June 30, 2009, and December 31, 2008, respectively, pursuant to which the Federal Reserve auctions term funds to depository institutions that are eligible to borrow under the primary credit program. The TAF allows all eligible depository institutions to place a bid for an advance from its local Federal Reserve Bank at an interest rate set by an auction. All advances are required to be fully collateralized. The TAF is designed to improve liquidity by making it easier for sound institutions to borrow when the markets are not operating efficiently.

NOTE 20 — PREFERRED STOCK
JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. For a further discussion of preferred stock, see Note 24 on pages 193-194 of JPMorgan Chase’s 2008 Annual Report.
The following is a summary of preferred stock outstanding as of June 30, 2009, and December 31, 2008.

		Shares at		Outstanding at
	Share value and						Contractual
	redemption	June 30,	December 31,	June 30,	December 31,	Earliest	rate in effect at
(in millions)	price per share(b)	2009	2008	2009	2008	redemption date	June 30, 2009

Cumulative Preferred Stock, Series E(a)	$200	818,113	818,113	$164	$164	Any time	6.15%
Cumulative Preferred Stock, Series F(a)	200	428,825	428,825	86	86	Any time	5.72
Cumulative Preferred Stock, Series G(a)	200	511,169	511,169	102	102	Any time	5.49
Fixed to Floating Rate Noncumulative Perpetual Preferred Stock, Series I(a)	10,000	600,000	600,000	6,000	6,000	4/30/2018	7.90
Noncumulative Perpetual Preferred Stock, Series J(a)	10,000	180,000	180,000	1,800	1,800	9/1/2013	8.63
Fixed Rate Cumulative Perpetual Preferred Stock, Series K	10,000	—	2,500,000	—	23,787 (c)	—	NA

Total preferred stock		2,538,107	5,038,107	$8,152	$31,939

(a)	Represented by depositary shares.

(b)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.

(c)	Represents the carrying value as of December 31, 2008. The redemption value was $25.0 billion.
Redemption of Series K preferred stock
On June 17, 2009, the Firm redeemed all of the outstanding shares of Series K preferred stock issued to the U.S. Treasury, and repaid the full $25.0 billion principal amount. Following discussions with the U.S. Treasury regarding the warrant that was issued to the U.S. Treasury in connection with the U.S. Treasury’s purchase of the Series K preferred stock, on July 7, 2009, JPMorgan Chase notified the U.S. Treasury that it had revoked its warrant repurchase notice. JPMorgan Chase understands, based on the U.S. Treasury’s public statements, that the U.S. Treasury intends to pursue a public auction of the warrant. The U.S. Treasury has advised JPMorgan Chase that the Firm will be permitted to participate in any such auction.
During the period that shares of the Series K preferred stock were outstanding, no dividends could be declared or paid on stock ranking junior or equally with the Series K preferred stock, unless all accrued and unpaid dividends for all past dividend periods on the Series K preferred stock were fully paid. Also, the U.S. Treasury’s consent was required until October 28, 2011, for any increase in dividends on the Firm’s common stock above $0.38 per share. In addition, the Firm could not repurchase or redeem any common stock or other equity securities of the Firm, or any trust preferred capital debt securities issued by the Firm or any of its affiliates, without the prior consent of the U.S. Treasury (other than (i) repurchases of the Series K preferred stock and (ii) repurchases of junior preferred shares or common stock in connection with any employee benefit plan in the ordinary course of business consistent with past practice) until October 28, 2011. As a result of the redemption of the Series K preferred stock, JPMorgan Chase is no longer subject to any of these restrictions.

NOTE 21 — EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 26 on page 195 of JPMorgan Chase’s 2008 Annual Report.
Effective January 1, 2009, the Firm implemented FSP EITF 03-6-1, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”) are participating securities and should be included in the EPS calculation using the two-class method. JPMorgan Chase grants restricted stock and RSUs to certain employees under its stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the FSP’s definition of participating securities. Under the two class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. EPS data for the prior periods were revised as required by the FSP.
The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2009	2008	2009	2008

Basic earnings per share

Net income	$2,721	$2,003	$4,862	$4,376
Less: Preferred stock dividends	473	90	1,002	90
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury(a)	1,112	—	1,112	—

Net income applicable to common equity	1,136	1,913	2,748	4,286
Less: Dividends and undistributed earnings allocated to participating securities	64	70	157	153

Net income applicable to common stockholders(b)	$1,072	$1,843	$2,591	$4,133
Total weighted-average basic shares outstanding	3,811.5	3,426.2	3,783.6	3,411.1

Net income per share(a)(c)	$0.28	$0.54	$0.68	$1.21

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2009	2008	2009	2008

Diluted earnings per share

Net income applicable to common stockholders(b)	$1,072	$1,843	$2,591	$4,133
Total weighted-average basic shares outstanding	3,811.5	3,426.2	3,783.6	3,411.1
Add: Employee stock options and SARs(d)	12.6	26.9	7.8	27.1

Total weighted-average diluted shares outstanding(e)	3,824.1	3,453.1	3,791.4	3,438.2

Net income per share(a)(c)	$0.28	$0.53	$0.68	$1.20

(a)	The calculation of basic and diluted EPS for the three and six months ended June 30, 2009 includes a one-time noncash reduction of $1.1 billion, or $0.27 and $0.28 per share, respectively, resulting from the redemption of Series K preferred stock issued to the U.S. Treasury.

(b)	Net income applicable to common stockholders for diluted and basic EPS may differ under the two-class method as a result of adding common stock equivalents for options, SARs and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for purposes of calculating diluted EPS.

(c)	EPS data has been revised to reflect the retrospective application of FSP EITF 03-6-1, which resulted in a reduction of basic and diluted EPS for the three months ended June 30, 2009, of $0.02 and $0.01, respectively; for the six months ended June 30, 2009, of $0.05 and $0.02, respectively; for the three months ended June 30, 2008, of $0.02 and $0.01, respectively; and for the six months ended June 30, 2008, of $0.05 and $0.02, respectively.

(d)	Options issued under employee benefit plans and, subsequent to October 28, 2008, the warrant issued under the U.S. Treasury’s Capital Purchase Program, to purchase an aggregate 315 million and 169 million shares of common stock were outstanding for the three months ended June 30, 2009 and 2008, respectively, and an aggregate 339 million and 171 million for the six months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted EPS because the options were antidilutive.

(e)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.

NOTE 22 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on AFS securities, SFAS 52 foreign currency translation adjustments (including the impact of related derivatives), SFAS 133 cash flow hedging activities and SFAS 158 net loss and prior service cost (credit) related to the Firm’s defined benefit pension and OPEB plans.

					Net loss and
					prior service costs	Accumulated
Six months ended	Unrealized gains		Translation		(credit) of defined	other
June 30, 2009	(losses) on AFS		adjustments,		benefit pension	comprehensive
(in millions)	securities(a)		net of hedges	Cash flow hedges	and OPEB plans	income (loss)

Balance at January 1, 2009	$(2,101)		$(598)	$(202)	$(2,786)	$(5,687)
Net change	1,576	(b)	491 (d)	95 (e)	87 (f)	2,249

Balance at June 30, 2009	$(525)	(c)	$(107)	$(107)	$(2,699)	$(3,438)

					Net loss and
					prior service costs	Accumulated
Six months ended	Unrealized gains		Translation		(credit) of defined	other
June 30, 2008	(losses) on AFS		adjustments,		benefit pension	comprehensive
(in millions)	securities(a)		net of hedges	Cash flow hedges	and OPEB plans	income (loss)

Balance at January 1, 2008	$380		$8	$(802)	$(503)	$(917)
Net change	(851	)(b)	109 (d)	35 (e)	58 (f)	(649)

Balance at June 30, 2008	$(471)		$117	$(767)	$(445)	$(1,566)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.

(b)	The net change for the six months ended June 30, 2009, was due primarily to the narrowing of spreads on U.S. government agency mortgage-backed securities and credit card ABS positions as a result of improvement in the credit environment. The net change for the six months ended June 30, 2008, was due primarily to the net increase in interest rates on agency mortgage-backed pass-through securities and market spreads.

(c)	Includes after-tax unrealized losses of $(426) million not related to credit on debt securities for which credit losses have been recognized in income.

(d)	Includes $509 million and $215 million at June 30, 2009 and 2008, respectively, of after-tax gains/(losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, partially offset by $(18) million and $(106) million, respectively, of after-tax gains/(losses) on hedges. The Firm may not hedge its entire exposure to foreign currency translation on net investments in foreign operations.

(e)	The net change for the six months ended June 30, 2009, included $86 million of after-tax gains recognized in income, and $181 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income. The net change for the six months ended June 30, 2008, included $134 million of after-tax losses recognized in income, and $99 million of after-tax losses representing the net change in derivative fair value that was reported in comprehensive income.

(f)	The net change for the six months ended June 30, 2009, was primarily due to after-tax adjustments based on the final 2008 year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension plans and the U.S. OPEB plan, as well as the amortization of net loss and prior service credit into net periodic benefit cost, offset by a change in the 2009 tax rates. The net change for the six months ended June 30, 2008, was primarily due to after-tax adjustments based on the 2007 final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension plans and U.S. OPEB plan, as well as the amortization of net loss and prior service credit into net periodic benefit cost.
NOTE 23 — COMMITMENTS AND CONTINGENCIES
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
While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at June 30, 2009, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves at least quarterly, and the reserves may be increased or decreased in the future to reflect further relevant developments. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of stockholders.

NOTE 24 — OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
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
To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on page 139 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts of off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at June 30, 2009, and December 31, 2008. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
Off-balance sheet lending-related financial instruments and guarantees

			Allowance for lending-
	Contractual amount		related commitments
	June 30,	December 31,	June 30,	December 31,
(in millions)	2009	2008	2009	2008

Lending-related
Consumer:
Credit card	$607,949	$623,702	$—	$—
Home equity	70,642	95,743	—	—
Other	20,691	22,062	27	25

Total consumer	$699,282	$741,507	$27	$25

Wholesale:
Other unfunded commitments to extend credit(a)(b)	185,000	189,563	319	349
Asset purchase agreements	30,010	53,729	2	9
Standby letters of credit and other financial guarantees(a)(c)(d)	89,453	95,352	397	274
Unused advised lines of credit	35,137	36,300	—	—
Other letters of credit(a)(c)	4,391	4,927	1	2

Total wholesale	343,991	379,871	719	634

Total lending-related	$1,043,273	$1,121,378	$746	$659

Other guarantees
Securities lending guarantees(e)	$153,940	$169,281	NA	NA
Residual value guarantees	670	670	NA	NA
Derivatives qualifying as guarantees(f)	85,715	83,835	NA	NA

(a)	Represents the contractual amount net of risk participations totaling $27.1 billion and $28.3 billion at June 30, 2009, and December 31, 2008, respectively.

(b)	Excludes unfunded commitments to third-party private equity funds of $1.5 billion and $1.4 billion at June 30, 2009, and December 31, 2008, respectively. Also excludes unfunded commitments for other equity investments of $921 million and $1.0 billion at June 30, 2009, and December 31, 2008, respectively.

(c)	JPMorgan Chase held collateral relating to $29.2 billion and $31.0 billion of standby letters of credit and $1.3 billion and $1.0 billion of other letters of credit at June 30, 2009, and December 31, 2008, respectively.

(d)	Includes unissued standby letters of credit commitments of $37.5 billion and $39.5 billion at June 30, 2009, and December 31, 2008, respectively.

(e)	Collateral held by the Firm in support of securities lending indemnification agreements was $157.0 billion and $170.1 billion at June 30, 2009, and December 31, 2008, respectively. Securities lending collateral comprises primarily cash, securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit include commitments to U.S. domestic states and municipalities, hospitals and other not-for-profit entities to provide funding for periodic tenders of their variable-rate demand bond obligations or commercial paper. Performance by the Firm is required in the event that the variable-rate demand bonds or commercial paper cannot be remarketed to new investors. The amount of commitments related to variable-rate demand bonds and commercial paper of U.S. domestic states and municipalities, hospitals and not-for-profit entities was $23.3 billion and $23.5 billion at June 30, 2009, and December 31, 2008, respectively. Similar commitments exist to extend credit in the form of liquidity facility agreements with nonconsolidated municipal bond VIEs. For further information, see Note 16 on pages 148-153 of this Form 10-Q.
Also included in other unfunded commitments to extend credit are commitments to investment- and noninvestment-grade counterparties in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. The amount of commitments related to leveraged acquisitions at June 30, 2009, and December 31, 2008, was $2.9 billion and $3.6 billion, respectively. For further information, see Note 3 and Note 4 on pages 99-114 and 114-116 respectively, of this Form 10-Q.
FIN 45 guarantees
The Firm considers the following off-balance sheet lending-related arrangements to be guarantees under FIN 45: certain asset purchase agreements, standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off-balance sheet lending-related arrangements the Firm considers to be guarantees under FIN 45, and the related accounting policies, see Note 33 on pages 206-210 of JPMorgan Chase’s 2008 Annual Report. The amount of the liability related to FIN 45 guarantees recorded at June 30, 2009, and December 31, 2008, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was $475 million and $535 million, respectively.
Asset purchase agreements
Asset purchase agreements are principally used as a mechanism to provide liquidity to SPEs, predominantly multi-seller conduits, as described in Note 16 on pages 148-153 of this Form 10-Q.
The carrying value of asset purchase agreements of $112 million and $147 million at June 30, 2009, and December 31, 2008, respectively, which is classified in accounts payable and other liabilities on the Consolidated Balance Sheets, includes $2 million and $9 million at June 30, 2009, and December 31, 2008, respectively, for the allowance for lending-related commitments, and $110 million and $138 million at June 30, 2009, and December 31, 2008, respectively, for the fair value of the FIN 45 guarantee liability.
Standby letters of credit
Standby letters of credit (“SBLC”) and financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying value of standby and other letters of credit of $763 million and $673 million at June 30, 2009, and December 31, 2008, respectively, which is classified in accounts payable and other liabilities on the Consolidated Balance Sheets, includes $398 million and $276 million at June 30, 2009, and December 31, 2008, respectively, for the allowance for lending-related commitments, and $365 million and $397 million at June 30, 2009, and December 31, 2008, respectively, for the fair value of the FIN 45 guarantee.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers as of June 30, 2009, and December 31, 2008. The ratings scale is representative of the payment or performance risk to the Firm’s internal risk ratings, which generally correspond to ratings defined by S&P and Moody’s.
Standby letters of credit and other financial guarantees and other letters of credit

	June 30, 2009		December 31, 2008
	Standby letters of		Standby letters of
	credit and other	Other letters	credit and other	Other letters
(in millions)	financial guarantees	of credit	financial guarantees	of credit(c)

Investment-grade(a)	$66,916	$3,212	$73,394	$3,772
Noninvestment-grade(a)	22,537	1,179	21,958	1,155

Total contractual amount	$89,453 (b)	$4,391	$95,352 (b)	$4,927

Allowance for lending-related commitments	$397	$1	$274	$2
Commitments with collateral	29,174	1,348	30,972	1,000

(a)	Ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings defined by S&P and Moody’s.

(b)	Represents contractual amount net of risk participations totaling $27.1 billion and $28.3 billion at June 30, 2009, and December 31, 2008, respectively.

(c)	The investment-grade and noninvestment-grade amounts have been revised from previous disclosures.
Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that meet the characteristics of a guarantee under FIN 45. The total notional value of the derivatives that the Firm deems to be guarantees was $85.7 billion and $83.8 billion at June 30, 2009, and December 31, 2008, respectively. The notional value generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees, although exposure to certain stable value derivatives is contractually limited to a substantially lower percentage of the notional value. The fair value of the contracts reflects the probability of whether the Firm will be required to perform under the contract. At June 30, 2009, and December 31, 2008, the fair value related to derivative guarantees was a derivative receivable of $212 million and $184 million, respectively, and a derivative payable of $3.0 billion and $5.6 billion, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee under FIN 45, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 116-124 of this Form 10-Q, and Note 32 on pages 202-205 of JPMorgan Chase’s 2008 Annual Report.
Loan sale- and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
As part of the Firm’s loan sale and securitization activities, as described in Note 14 and Note 16 on pages 163-166 and 168-176, respectively, of JPMorgan Chase’s 2008 Annual Report, and Note 13 and Note 15 on pages 135-138 and 139-147, respectively, of this Form 10-Q, the Firm generally makes representations and warranties in its loan sale and securitization agreements that the loans sold meet certain requirements. These agreements may require the Firm (including in its roles as a servicer) to repurchase the loans and/or indemnify the purchaser of the loans against losses due to any breaches of such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches under these representations and warranties would be equal to the current amount of assets held by such securitization-related SPEs, plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense.
During the first quarter of 2009, the Firm resolved certain current and future claims for certain loans originated and sold by Washington Mutual. At June 30, 2009, and December 31, 2008, the Firm had recorded a repurchase liability of $756 million and $1.1 billion, respectively.
Loans sold with recourse

The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as the FNMA, or the FHLMC or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s loan sale transactions have primarily been executed on a nonrecourse basis, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At June 30, 2009, and December 31, 2008, the unpaid principal balance of loans sold with recourse totaled $14.1 billion and $15.0 billion, respectively. The carrying values of the related liability that the Firm had recorded, which is representative of the Firm’s view of the likelihood it will have to perform under this guarantee, were $258 million and $241 million at June 30, 2009, and December 31, 2008, respectively.
NOTE 25 — BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments — the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services (“TSS”) and Asset Management (“AM”), as well as a Corporate/Private Equity segment. The segments are based on the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 18-19 of this Form 10-Q, and pages 40-41 and Note 37 on pages 214-215 of JPMorgan Chase’s 2008 Annual Report.
Segment results
The following tables provide a summary of the Firm’s segment results for the three and six months ended June 30, 2009 and 2008, on a managed basis. The impact of credit card securitization adjustments has been included in reconciling items so that the total Firm results are on a reported basis. Finally, total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense (benefit). The following tables summarize the business segment results and reconciliation to reported U.S. GAAP results.

Segment results and reconciliation(a)
Three months ended June 30, 2009	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$4,856	$2,940	$557	$458
Net interest income	2,445	5,030	4,311	995

Total net revenue	7,301	7,970	4,868	1,453
Provision for credit losses	871	3,846	4,603	312
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	4,067	4,079	1,333	535

Income (loss) before income tax expense	2,363	45	(1,068)	606
Income tax expense (benefit)	892	30	(396)	238

Net income (loss)	$1,471	$15	$(672)	$368

Average common equity	$33,000	$25,000	$15,000	$8,000
Average assets	710,825	410,228	193,310	137,283
Return on average common equity	18%	—%	(18)%	18%
Overhead ratio	56	51	27	37

Three months ended June 30, 2009	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(d)(e)	Total

Noninterest revenue	$1,245	$1,568	$1,400	$(71)	$12,953
Net interest income	655	414	865	(2,045)	12,670

Total net revenue	1,900	1,982	2,265	(2,116)	25,623
Provision for credit losses	(5)	59	9	(1,664)	8,031
Credit reimbursement (to)/from TSS(b)	(30)	—	—	30	—
Noninterest expense(c)	1,288	1,354	864	—	13,520

Income (loss) before income tax expense	587	569	1,392	(422)	4,072
Income tax expense (benefit)	208	217	584	(422)	1,351

Net income (loss)	$379	$352	$808	$—	$2,721

Average common equity	$5,000	$7,000	$47,865	$—	$140,865
Average assets	35,520	59,334	573,460	(81,588)	2,038,372
Return on average common equity	30%	20%	NM	NM	3%
Overhead ratio	68	68	NM	NM	53

Segment results and reconciliation(a)
Three months ended June 30, 2008	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$3,191	$1,960	$764	$383
Net interest income	2,309	3,150	3,011	723

Total net revenue	5,500	5,110	3,775	1,106
Provision for credit losses	398	1,585	2,194	47
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	4,734	2,680	1,185	476

Income before income tax expense	368	845	396	583
Income tax expense (benefit)	(26)	342	146	228

Net income (loss)	$394	$503	$250	$355

Average common equity	$23,319	$17,000	$14,100	$7,000
Average assets	814,860	267,808	161,601	103,469
Return on average common equity	7%	12%	7%	20%
Overhead ratio	86	52	31	43

Three months ended June 30, 2008	Treasury &	Asset	Corporate/ Private	Reconciling
(in millions, except ratios)	Securities Services	Management	Equity	Items(d)(e)	Total

Noninterest revenue	$1,357	$1,703	$181	$566	$10,105
Net interest income (loss)	662	361	(47)	(1,875)	8,294

Total net revenue	2,019	2,064	134	(1,309)	18,399
Provision for credit losses	7	17	37	(830)	3,455
Credit reimbursement (to)/from TSS(b)	(30)	—	—	30	—
Noninterest expense(c)	1,317	1,400	385	—	12,177

Income (loss) before income tax expense	665	647	(288)	(449)	2,767
Income tax expense (benefit)	240	252	31	(449)	764

Net income (loss)	$425	$395	$(319)	$—	$2,003

Average common equity	$3,500	$5,066	$56,421	$—	$126,406
Average assets	56,192	65,015	274,334	(74,580)	1,668,699
Return on average common equity	49%	31%	NM	NM	6%
Overhead ratio	65	68	NM	NM	66

Segment results and reconciliation(a)
Six months ended June 30, 2009	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$10,525	$6,537	$1,204	$880
Net interest income	5,147	10,268	8,793	1,975

Total net revenue	15,672	16,805	9,997	2,855
Provision for credit losses	2,081	7,723	9,256	605
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	8,841	8,250	2,679	1,088

Income (loss) before income tax expense	4,750	832	(1,938)	1,162
Income tax expense (benefit)	1,673	343	(719)	456

Net income (loss)	$3,077	$489	$(1,219)	$706

Average common equity	$33,000	$25,000	$15,000	$8,000
Average assets	721,934	416,813	197,234	140,771
Return on average common equity	19%	4%	(16)%	18%
Overhead ratio	56	49	27	38

Six months ended June 30, 2009	Treasury &	Asset	Corporate/ Private	Reconciling
(in millions, except ratios)	Securities Services	Management	Equity	Items(d)(e)	Total

Noninterest revenue	$2,393	$2,868	$102	$102	$24,611
Net interest income	1,328	817	1,854	(4,145)	26,037

Total net revenue	3,721	3,685	1,956	(4,043)	50,648
Provision for credit losses	(11)	92	9	(3,128)	16,627
Credit reimbursement (to)/from TSS(b)	(60)	—	—	60	—
Noninterest expense(c)	2,607	2,652	776	—	26,893

Income (loss) before income tax expense	1,065	941	1,171	(855)	7,128
Income tax expense (benefit)	378	365	625	(855)	2,266

Net income (loss)	$687	$576	$546	$—	$4,862

Average common equity	$5,000	$7,000	$45,691	$—	$138,691
Average assets	37,092	58,783	562,221	(82,182)	2,052,666
Return on average common equity	28%	17%	NM	NM	4%
Overhead ratio	70	72	NM	NM	53

Segment results and reconciliation(a)
Six months ended June 30, 2008	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$4,409	$3,649	$1,483	$717
Net interest income	4,132	6,224	6,196	1,456

Total net revenue	8,541	9,873	7,679	2,173
Provision for credit losses	1,016	4,273	3,864	148
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	7,287	5,252	2,457	961

Income (loss) before income tax expense	238	348	1,358	1,064
Income tax expense (benefit)	(69)	156	499	417

Net income (loss)	$307	$192	$859	$647

Average common equity	$22,659	$17,000	$14,100	$7,000
Average assets	785,344	263,911	160,601	102,724
Return on average common equity	3%	2%	12%	19%
Overhead ratio	85	53	32	44

Six months ended June 30, 2008	Treasury &	Asset	Corporate/ Private	Reconciling
(in millions, except ratios)	Securities Services	Management	Equity	Items(d)(e)	Total

Noninterest revenue	$2,646	$3,293	$1,869	$1,270	$19,336
Net interest income	1,286	672	(396)	(3,617)	15,953

Total net revenue	3,932	3,965	1,473	(2,347)	35,289
Provision for credit losses	19	33	37	(1,511)	7,879
Credit reimbursement (to)/from TSS(b)	(60)	—	—	60	—
Noninterest expense(c)	2,545	2,723	(117)	—	21,108

Income (loss) before income tax expense	1,308	1,209	1,553	(776)	6,302
Income tax expense (benefit)	480	458	761	(776)	1,926

Net income	$828	$751	$792	$—	$4,376

Average common equity	$3,500	$5,033	$56,201	$—	$125,493
Average assets	56,698	62,651	260,403	(73,084)	1,619,248
Return on average common equity	48%	30%	NM	NM	7%
Overhead ratio	65	69	NM	NM	60

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.

(b)	In the second quarter of 2009, IB began reporting credit reimbursement from TSS as a component of total net revenue, whereas TSS continues to report its credit reimbursement to IB as a separate line item on its income statement (not part of net revenue). Reconciling items include an adjustment to offset IB’s inclusion of the credit reimbursement in total net revenue. Prior periods have been revised for IB and Reconciling items to reflect this presentation.

(c)	Includes merger costs, which are reported in the Corporate/Private Equity segment. Merger costs attributed to the business segments for the three and six months ended June 30, 2009 and 2008, were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Investment Bank	$1	$132	$16	$132
Retail Financial Services	91	—	184	—
Card Services	8	—	36	—
Commercial Banking	2	—	5	—
Treasury & Securities Services	4	—	7	—
Asset Management	2	1	3	1
Corporate/Private Equity	35	22	97	22

(d)	Managed results for credit card exclude the impact of credit card securitizations on total net revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the credit performance of the entire managed credit card portfolio as operations are funded, and decisions are made about allocating resources, such as employees and capital, based on managed information. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Noninterest revenue	$(294)	$(843)	$(834)	$(1,780)
Net interest income	1,958	1,673	3,962	3,291
Provision for credit losses	1,664	830	3,128	1,511
Average assets	81,588	74,580	82,182	73,084

(e)       Segment managed results reflect revenue on a tax-equivalent basis, with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three and six months ended June 30, 2009 and 2008, were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Noninterest revenue	$ 335	$ 247	$ 672	$ 450
Net interest income	87	202	183	326
Income tax expense	422	449	855	776

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Average		Rate	Average		Rate
	balance	Interest	(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$68,001	$246	1.45%	$38,813	$373	3.87%
Federal funds sold, securities purchased under resale agreements and securities borrowed	264,461	272	0.41	255,986	2,057	3.23
Trading assets — debt instruments	245,444	3,002	4.91	302,053	4,199	5.59
Securities	354,216	3,210	3.64 (b)	109,834	1,440	5.27 (b)
Loans	697,908	9,832	5.65	537,964	8,508	6.36
Other assets	36,638	74	0.80	15,629	154	3.97

Total interest-earning assets	1,666,668	16,636	4.00	1,260,279	16,731	5.34
Allowance for loan losses	(27,384)			(11,877)
Cash and due from banks	22,816			32,179
Trading assets — equity instruments	63,507			99,525
Trading assets — derivative receivables	114,096			105,301
Goodwill	48,273			45,781
Other intangible assets:
Mortgage servicing rights	12,256			9,947
Purchased credit card relationships	1,485			2,063
All other intangibles	3,733			3,760
Other assets	132,922			121,741

Total assets	$2,038,372			$1,668,699

Liabilities
Interest-bearing deposits	$672,350	$1,165	0.70%	$612,305	$3,592	2.36%
Federal funds purchased and securities loaned or sold under repurchase agreements	289,971	167	0.23	203,348	1,380	2.73
Commercial paper	37,371	23	0.24	47,323	255	2.17
Other borrowings and liabilities(a)	207,489	686	1.32	111,477	1,044	3.77
Beneficial interests issued by consolidated VIEs	14,493	57	1.59	17,990	100	2.24
Long-term debt	274,323	1,781	2.60	229,336	1,864	3.27

Total interest-bearing liabilities	1,495,997	3,879	1.04	1,221,779	8,235	2.71
Noninterest-bearing deposits	199,221			119,860
Trading liabilities — derivative payables	78,155			79,780
All other liabilities, including the allowance for lending-related commitments	95,796			116,325

Total liabilities	1,869,169			1,537,744

Stockholders’ equity
Preferred stock	28,338			4,549
Common stockholders’ equity	140,865			126,406

Total stockholders’ equity	169,203			130,955

Total liabilities and stockholders’ equity	$2,038,372			$1,668,699		2.63%

Interest rate spread			2.96%
Net interest income and net yield on interest-earning assets		$12,757	3.07%		$8,496	2.71%

(a)	Includes securities sold but not yet purchased.

(b)	For the quarters ended June 30, 2009 and 2008, the annualized rate for available-for-sale securities, based on amortized cost, was 3.62% and 5.28%, respectively.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Average		Rate	Average		Rate
	balance	Interest	(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$78,237	$689	1.78%	$35,394	$709	4.03%
Federal funds sold , securities purchased under resale agreements and securities borrowed	273,052	1,008	0.74	246,670	4,250	3.46
Trading assets — debt instruments	248,753	6,277	5.09	312,519	8,817	5.67
Securities	318,019	6,096	3.87 (b)	99,796	2,660	5.36 (b)
Loans	712,353	20,349	5.76	532,281	17,797	6.72
Other assets	32,050	239	1.50	7,815	154	3.97

Total interest-earning assets	1,662,464	34,658	4.20	1,234,475	34,387	5.60
Allowance for loan losses	(25,407)			(10,815)
Cash and due from banks	25,003			33,344
Trading assets — equity instruments	63,130			89,168
Trading assets — derivative receivables	128,092			101,582
Goodwill	48,173			45,740
Other intangible assets:
Mortgage servicing rights	11,702			9,110
Purchased credit card relationships	1,533			2,142
All other intangibles	3,796			3,870
Other assets	134,180			110,632

Total assets	$2,052,666			$1,619,248

Liabilities
Interest-bearing deposits	$704,228	$2,851	0.82%	$606,218	$8,200	2.72%
Federal funds purchased and securities loaned or sold under repurchase agreements	258,217	369	0.29	191,622	2,862	3.00
Commercial paper	35,543	62	0.35	47,453	658	2.79
Other borrowings and liabilities(a)	221,999	1,536	1.39	109,515	2,390	4.39
Beneficial interests issued by consolidated VIEs	12,138	95	1.58	16,036	232	2.92
Long-term debt	266,571	3,525	2.67	214,846	3,766	3.52

Total interest-bearing liabilities	1,498,696	8,438	1.14	1,185,690	18,108	3.07
Noninterest-bearing deposits	198,531			119,439
Trading liabilities — derivative payables	86,503			80,437
All other liabilities, including the allowance for lending-related commitments	100,107			105,914

Total liabilities	1,883,837			1,491,480

Stockholders’ equity
Preferred stock	30,138			2,275
Common stockholders’ equity	138,691			125,493

Total stockholders’ equity	168,829			127,768

Total liabilities and stockholders’ equity	$2,052,666			$1,619,248

Interest rate spread			3.06%			2.53%
Net interest income and net yield on interest-earning assets		$26,220	3.18%		$16,279	2.65%

(a)	Includes securities sold but not yet purchased.

(b)	For the six months ended June 30, 2009 and 2008, the annualized rate for available-for-sale securities, based on amortized cost, was 3.84% and 5.39%, respectively.

GLOSSARY OF TERMS
ACH: Automated Clearing House.
Advised lines of credit: An authorization which specifies the maximum amount of a credit facility the Firm has made available to an obligor on a revolving but nonbinding basis. The borrower receives written or oral advice of this facility. The Firm may cancel this facility at any time.
AICPA: American Institute of Certified Public Accountants.
AICPA Statement of Position (“SOP”) 03-3: “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”
Assets under management: Represent assets actively managed by Asset Management on behalf of Institutional, Retail, Private Banking, Private Wealth Management and Bear Stearns Private Client Services. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 42% ownership interest as of June 30, 2009
Assets under supervision: Represent assets under management, as well as custody, brokerage, administration and deposit accounts.
Average managed assets: Refer to total assets on the Firm’s Consolidated Balance Sheets plus credit card receivables that have been securitized and removed from the Firm’s Consolidated Balance Sheets.
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
Credit card securitizations: Card Services’ managed results excludes the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Through securitization, the Firm transforms a portion of its credit card receivables into securities, which are sold to investors. The credit card receivables are removed from the Consolidated Balance Sheets through the transfer of the receivables to a trust, and through the sale of undivided interests to investors that entitle the investors to specific cash flows generated from the credit card receivables. The Firm retains the remaining undivided interests as seller’s interests, which are recorded in loans on the Consolidated Balance Sheets. A gain or loss on the sale of credit card receivables to investors is recorded in other income. Securitization also affects the Firm’s Consolidated Statements of Income, as the aggregate amount of interest income, certain fee revenue and recoveries that is in excess of the aggregate amount of interest paid to investors, gross credit losses and other trust expense related to the securitized receivables, is reclassified into credit card income in the Consolidated Statements of Income.
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
FIN 46R: FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.”
Foreign exchange contracts: Include foreign exchange forward contracts and cross-currency swaps. Foreign exchange forward contracts are contracts to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon future settlement date. Cross-currency swaps are contracts between two parties to exchange interest and principal payments in one currency for the same in another currency.
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
Managed credit card receivables: Refers to credit card receivables on the Firm’s Consolidated Balance Sheets plus credit card receivables that have been securitized and removed from the Firm’s Consolidated Balance Sheets.
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
Mortgage product types:
Alt-A
Alt-A loans are generally higher in credit quality than subprime loans but have characteristics that would disqualify the borrower from a traditional prime loan. Alt-A lending characteristics may include one or more of the following: (i) limited documentation; (ii) high combined-loan-to-value (“CLTV”) ratio; (iii) loans secured by non-owner occupied properties; or (iv) debt-to-income ratio above normal limits. Perhaps the most important characteristic is limited documentation. A substantial proportion of traditional Alt-A loans is those where a borrower does not provide complete documentation of his or her assets or the amount or source of his or her income.
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

Net charge-off ratio: The net-charge ratio is calculated using both net charge-offs (annualized) and average retained loans for the reporting period.
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
SFAS 141 and SFAS 141R: “Business Combinations.”
SFAS 142: “Goodwill and Other Intangible Assets.”
SFAS 155: “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.”
SFAS 157: “Fair Value Measurements.”

SFAS 158: “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).”
SFAS 159: “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”
SFAS 160: “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”
SFAS 161: “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”
SFAS 165: “Subsequent Events.”
SFAS 166: “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.”
SFAS 167: “Amendments to FASB Interpretation No. 46(R).”
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
Mortgage origination channels comprise the following:
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
Asset Management
Assets under management: Represent assets actively managed by Asset Management on behalf of Institutional, Retail, Private Banking, Private Wealth Management and Bear Stearns Private Client Services. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 42% ownership interest as of June 30, 2009.
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
Bear Stearns Private Client Services provides investment advice and wealth management services to high-net-worth individuals, money managers and small corporations.
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
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 80-86 of this Form 10-Q.
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
Part II Other Information
Item 1 Legal Proceedings
The following information supplements and amends the disclosure set forth under Part 1, Item 3 “Legal Proceedings in the Firm’s 2008 Annual Report on Form 10-K, and Part II, Item 1 “Legal Proceedings” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2009 (the “Firm’s SEC filings”).
Municipal Derivatives Investigation and Litigation. In the coordinated MDL antitrust proceeding in the Southern District of New York, on June 18, 2009, plaintiffs filed a second consolidated amended class action complaint, naming as defendants sixteen providers and brokers involved in the municipal bond market, including JPMorgan Chase and The Bear Stearns Companies Inc. (“Bear Stearns”). On July 17, 2009, the Court ordered a stay of discovery pending disposition of the pending motions to dismiss the second consolidated amended class action complaint. Motions to dismiss the complaint are due on September 18, 2009.
As noted previously, certain class and individual antitrust actions that are not part of the consolidated amended class action complaint are proceeding separately in the MDL court. The Court has ordered the plaintiffs in these actions to file amended complaints by September 15, 2009.
Separately, the Alabama Public Schools and College Authority (“APSCA”) brought a declaratory judgment action in the United States District Court for the Northern District of Alabama claiming that certain interest rate swaption transactions entered into with JPMorgan Chase Bank, N.A. are void on the grounds that the APSCA purportedly did not have the authority to enter into transactions or, alternatively, are voidable at the APSCA’s option because of its alleged inability to issue refunding bonds in relation to the swaption. On July 21, 2009, the Court denied JPMorgan Chase’s motion to dismiss the action, and discovery is expected to commence shortly.
Enron Litigation. JPMorgan Chase finalized its settlements resolving the three actions against the Firm by plaintiffs who were bank lenders or claim to be successors-in-interest to bank lenders who participated in Enron credit facilities co-syndicated by the Firm. Other previously-disclosed Enron-related litigation is continuing.
IPO Allocation Litigation. On June 9, 2009, the United States District Court for the Southern District of New York preliminarily approved the parties’ Stipulation and Agreement of Settlement (the “Stipulation”), certified Settlement Classes for the purposes of the Stipulation only, approved the form and program of Class notice described in the Stipulation, and scheduled a hearing before the Court on September 10, 2009 to determine whether the proposed Stipulation should be finally approved. The Firm’s share of the settlement is approximately $62 million.

Mortgage-Backed Securities Litigation. On May 15, 2009, the First Amended Complaint was filed in the purported class action pending against Bear, Stearns & Co. Inc. and certain of its subsidiaries and former employees in the United States District Court for the Southern District of New York (the "NJ Carpenters Action”). The Amended Complaint asserts the same claims for violations of the federal securities laws as its predecessor pleading, but has expanded the scope of the challenged transactions to 44 separate offerings, all traceable to two separate Registration Statements filed by the Bear depositor entities. As in the original pleading, plaintiffs seek recovery of unspecified compensatory damages and rescission.
On July 9, 2009, another purported class action was commenced by an employee benefit plan in the United States District Court for the Southern District of New York, which asserts claims for violations of the federal securities laws against Bear Stearns, Bear, Stearns & Co. Inc. and Structured Asset Mortgage Investments II Inc. (“SAMI II”), as well as certain former Bear, Stearns & Co. Inc. employees that served as officers and/or directors of SAMI II, with respect to 19 offerings of Mortgage Pass-Through Securities, 11 of which are also the subject of the NJ Carpenters Action. The plaintiff in this case likewise seeks compensatory damages in an unspecified amount and rescission.
As previously-disclosed, other MBS-related litigation is continuing.
Auction-Rate Securities Investigations and Litigation. With respect to the regulatory investigations, JPMorgan Chase finalized settlement agreements with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida on June 2, 2009 and June 4, 2009, respectively. With respect to the putative securities class action pending in the Southern District of New York, on June 1, 2009, the Court dismissed plaintiffs’ putative class action complaint without prejudice. A new putative securities class action complaint was filed on July 10, 2009 on behalf of a class of investors who purchased auction-rate securities for which the Firm served as an auction dealer. The Firm has not yet answered or moved to dismiss this claim. With respect to the two putative antitrust class actions pending in the Southern District of New York, the Court ordered that limited discovery proceed pending the Court’s decision on the joint motion to dismiss both actions by the Firm and the other defendants.
City of Milan Litigation and Criminal Investigation. The previously-disclosed attachment order of approximately Euro 92 million has since been reduced to Euro 44.9 million. On July 27, 2009, JPMCB was served with a notice that the Prosecutor had concluded his investigation and made certain allegations in respect of the transactions against the former and existing employees and JPMorgan Chase Bank, National Association.
Washington Mutual Litigations. On June 11, 2009, in the action commenced by Washington Mutual, Inc. (“WMI”) against the Federal Deposit Insurance Corporation (“FDIC”) in the United States District Court for the District of Columbia (the “District Court Action”), the FDIC moved to dismiss all but one of the claims asserted by WMI. In addition, on July 13, 2009, the FDIC filed an amended answer and counterclaims, including counterclaims naming JPMorgan Chase as a defendant. On July 27, 2009, WMI moved to dismiss the counterclaims and to stay the District Court Action. In JPMorgan Chase’s adversary proceeding in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Case”), on May 29, 2009, WMI and its wholly-owned subsidiary, WMI Investment Corp. (together, the “Debtors”) answered that complaint and asserted counterclaims that largely track the claims asserted by WMI against the FDIC in the District Court Action, as well as raise certain intellectual property claims. On June 18, 2009, JPMorgan Chase moved to dismiss the counterclaims. On May 19, 2009, in the Debtors’ separate adversary proceeding in the Bankruptcy Case against JPMorgan Chase seeking turnover of $4 billion in purported deposit funds, Debtors moved for summary judgment. On July 6, 2009, JPMorgan Chase answered the turnover complaint and asserted counterclaims against Debtors and crossclaims against the FDIC. Debtors have moved to dismiss the counterclaims. On July 27, 2009, the Debtors were granted in the Bankruptcy Case leave to take discovery from JPMorgan Chase purportedly related to a litigation filed in the 122nd State District Court of Galveston County, Texas (the “Texas Action”). The FDIC and JPMorgan Chase have both moved to have the Texas Action dismissed or transferred to the United States District Court for the District of Columbia.
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
Item 1A Risk Factors
The following risk factor should be read in conjunction with a discussion of the other risk factors affecting the Firm. For such information, see Part I, Item 1A: Risk Factors, on pages 4-10 of JPMorgan Chase’s 2008 Annual Report on Form 10-K, and Forward-Looking Statements on pages 176-177 of this Form 10-Q.
Market reform efforts may result in our businesses becoming subject to extensive and pervasive additional regulations around the world.
Recent economic and market conditions have led to numerous proposals in the United States and internationally for changes in the regulation of the financial industry in an effort to prevent future crises and reform the financial regulatory system. Some proposals have already been adopted. For example, on May 22, 2009, Congress enacted the Credit Card Accountability Responsibility and Disclosure Act of 2009. The Act, among other things, prescribes when and how interest rates can be increased, requires advance notice of significant changes in terms of the cardholder agreement, restricts the imposition of certain fees, requires a specified cutoff hour when payments must be credited to accounts, prescribes how payments must be allocated to outstanding balances on accounts and restricts the issuance of credit cards for persons under 21 years of age except in certain circumstances. Complying with these legislative changes, as well as the requirements of the amendments to Regulation Z adopted by the Board of Governors of the Federal Reserve System in December 2008, will require us to invest significant management attention and resources to make the necessary disclosure and system changes in our Card Services business, and there is no assurance such changes will not have an adverse affect on that business or its results of operation.
In addition, President Obama’s administration has released a comprehensive plan for regulatory reform in the financial industry. The Administration’s plan contains significant proposed structural reforms, including heightened powers for the Federal Reserve to regulate risk across the financial system; a new Financial Services Oversight Council chaired by the U.S. Treasury; and two new federal agencies, a Consumer Financial Protection Agency and a new National Bank Supervisor. The plan also calls for new substantive regulation across the financial industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed; requiring that broker-dealers who provide investment advice about securities to investors have the same fiduciary obligations as registered investment advisers; new requirements for the securitization market, including requiring a securitizer to retain a material economic interest in the credit risk associated with the underlying securitization; and comprehensive regulation of large participants in the over-the-counter derivatives markets, including the imposition on such participants of additional capital requirements, business conduct standards, reporting requirements and more conservative initial margin requirements relating to their counterparty exposures. The regulations would also require certain derivatives transactions that are now conducted on the over-the-counter derivatives markets to be traded on an exchange or cleared through a clearing house. In furtherance of the Administration’s plan, Congressman Barney Frank has introduced legislation enabling the creation of the Consumer Financial Protection Agency. The legislation would subject federally chartered financial institutions to state consumer protection laws that have historically been preempted.
There are also numerous reform efforts underway internationally, including proposals by the European Commission to amend bank capital requirements, and by the Financial Services Authority in the U.K. on ways to enhance regulatory standards applicable to financial institutions and enhance supervisory approaches and international cooperation among financial supervisors.
There can be no assurance as to whether or when any of the parts of the Administration’s plan or other U.S. or international proposals will be enacted into legislation, and if adopted, what the final provisions of such legislation will be. New U.S. and international legislation and regulatory changes could require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our business operations, results of operation or financial condition, result in a significant loss of revenue, limit our ability to pursue business opportunities we might otherwise consider engaging in, cause business disruptions or impact the value of assets that we hold.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2009, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.

On April 17, 2007, the Board of Directors authorized the repurchase of up to $10.0 billion of the Firm’s common shares. The new authorization commenced April 19, 2007, and replaced the Firm’s previous $8.0 billion repurchase program. During the second quarter of 2009, under the current $10.0 billion stock repurchase program, the Firm did not repurchase any shares. As of June 30, 2009, $6.2 billion of authorized repurchase capacity remained under the current stock repurchase program. Following the redemption of the Series K preferred stock, the Firm is no longer subject to the restrictions on repurchases of its capital stock that were set forth in the purchase agreement concerning the issuance and sale of the Series K preferred stock to the U.S Treasury.
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
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the second quarter of 2009 were as follows:

For the six months ended	Total shares	Average price paid
June 30, 2009	repurchased	per share

First quarter	986,413	$19.53

April	316	30.90
May	279	33.65
June	64	34.70

Second quarter	659	32.43

Year-to-date	987,072	$19.54

Item 3 Defaults Upon Senior Securities
      None
Item 4 Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of JPMorgan Chase was held on May 19, 2009. For information regarding matters submitted to a vote of security holders at the meeting, see the Firm’s Current Report on Form 8-K dated May 19, 2009, which is incorporated herein by reference.
Item 5 Other Information
      None
Item 6 Exhibits
31.1—Certification
31.2—Certification
32—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Includes the following materials from JPMorgan Chase & Co. contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, which is tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.
(Registrant)

Date: August 10, 2009
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

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document