Form 10-Q
period 2009-09-30
J P MORGAN CHASE & CO
filed 2009-11-09
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009           Commission file number 1-5805
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
☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2009: 3,940,654,134

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)						Nine months ended
(in millions, except per share, headcount and ratios)						September 30,
As of or for the period ended,	3Q09	2Q09	1Q09	4Q08	3Q08	2009	2008

Selected income statement data
Noninterest revenue	$13,885	$12,953	$11,658	$3,394	$5,743	$38,496	$25,079
Net interest income	12,737	12,670	13,367	13,832	8,994	38,774	24,947

Total net revenue	26,622	25,623	25,025	17,226	14,737	77,270	50,026
Noninterest expense	13,455	13,520	13,373	11,255	11,137	40,348	32,245

Pre-provision profit(a)	13,167	12,103	11,652	5,971	3,600	36,922	17,781
Provision for credit losses	8,104	8,031	8,596	7,755	3,811	24,731	11,690
Provision for credit losses — accounting conformity(b)	—	—	—	(442)	1,976	—	1,976

Income/(loss) before income tax expense and extraordinary gain	5,063	4,072	3,056	(1,342)	(2,187)	12,191	4,115
Income tax expense/(benefit)(c)	1,551	1,351	915	(719)	(2,133)	3,817	(207)

Income/(loss) before extraordinary gain	3,512	2,721	2,141	(623)	(54)	8,374	4,322
Extraordinary gain(d)	76	—	—	1,325	581	76	581

Net income	$3,588	$2,721	$2,141	$702	$527	$8,450	$4,903

Per common share data
Basic earnings(e)
Income/(loss) before extraordinary gain	$0.80	$0.28	$0.40	$(0.29)	$(0.08)	$1.50	$1.14
Net income	0.82	0.28	0.40	0.06	0.09	1.52	1.31
Diluted earnings(e)(f)
Income/(loss) before extraordinary gain	$0.80	$0.28	$0.40	$(0.29)	$(0.08)	$1.50	$1.13
Net income	0.82	0.28	0.40	0.06	0.09	1.51	1.30
Cash dividends declared per share	0.05	0.05	0.05	0.38	0.38	0.15	1.14
Book value per share	39.12	37.36	36.78	36.15	36.95
Common shares outstanding
Weighted average: Basic	3,937.9	3,811.5	3,755.7	3,737.5	3,444.6	3,835.0	3,422.3
Diluted(e)	3,962.0	3,824.1	3,758.7	3,737.5 (m)	3,444.6 (m)	3,848.3	3,446.2
Common shares at period end(g)	3,938.7	3,924.1	3,757.7	3,732.8	3,726.9
Share price(h)
High	$46.50	$38.94	$31.64	$50.63	$49.00	$46.50	$49.95
Low	31.59	25.29	14.96	19.69	29.24	14.96	29.24
Close	43.82	34.11	26.58	31.53	46.70
Market capitalization	172,596	133,852	99,881	117,695	174,048

Financial ratios
Return on common equity (“ROE”)(i)
Income/(loss) before extraordinary gain	9%	3%	5%	(3)%	(1)%	6%	4%
Net income	9	3	5	1	1	6	5
Return on tangible common equity (“ROTCE”)(i)(j)
Income/(loss) before extraordinary gain	13	5	8	(5)	(1)	9	7
Net income	14	5	8	1	2	9	8
Return on assets (“ROA”)
Income/(loss) before extraordinary gain	0.70	0.54	0.42	(0.11)	(0.01)	0.55	0.35
Net income	0.71	0.54	0.42	0.13	0.12	0.56	0.39

Overhead ratio	51	53	53	65	76	52	64
Tier 1 capital ratio	10.2	9.7	11.4	10.9	8.9
Total capital ratio	13.9	13.3	15.2	14.8	12.6
Tier 1 leverage ratio	6.5	6.2	7.1	6.9	7.2
Tier 1 common capital ratio(k)	8.2	7.7	7.3	7.0	6.8

Selected balance sheet data (period-end)
Trading assets	$424,435	$395,626	$429,700	$509,983	$520,257
Securities	372,867	345,563	333,861	205,943	150,779
Loans	653,144	680,601	708,243	744,898	761,381
Total assets	2,041,009	2,026,642	2,079,188	2,175,052	2,251,469
Deposits	867,977	866,477	906,969	1,009,277	969,783
Long-term debt	254,413	254,226	243,569	252,094	238,034
Common stockholders’ equity	154,101	146,614	138,201	134,945	137,691
Total stockholders’ equity	162,253	154,766	170,194	166,884	145,843

Headcount	220,861	220,255	219,569	224,961	228,452

(unaudited)						Nine months ended
(in millions, except ratios)						September 30,
As of or for the period ended,	3Q09	2Q09	1Q09	4Q08	3Q08	2009	2008

Credit quality metrics
Allowance for credit losses	$31,454	$29,818	$28,019	$23,823	$19,765
Allowance for loan losses to total retained loans	4.74%	4.33%	3.95%	3.18%	2.56%
Allowance for loan losses to retained loans excluding purchased credit- impaired loans(l)	5.28	5.01	4.53	3.62	2.87
Nonperforming assets	$20,362	$17,517	$14,654	$12,714	$9,520
Net charge-offs	6,373	6,019	4,396	3,315	2,484	$16,788	$6,520
Net charge-off rate	3.84%	3.52%	2.51%	1.80%	1.91%	3.28%	1.70%
Wholesale net charge-off rate	1.93	1.19	0.32	0.33	0.10	1.13	0.12
Consumer net charge-off rate	4.79	4.69	3.61	2.59	3.13	4.36	2.78

(a)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(b)	The third and fourth quarters of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.

(c)	The income tax benefit in the third quarter of 2008 included the realization of a benefit from the release of deferred tax liabilities associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely.

(d)	JPMorgan Chase acquired the banking operations of Washington Mutual Bank for $1.9 billion. The fair value of the net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for business combinations, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain. As a result of the final refinement of the purchase price allocation during the third quarter of 2009, the Firm recognized a $76 million increase in the extraordinary gain.

(e)	Effective January 1, 2009, the Firm implemented new FASB guidance for participating securities. Accordingly, prior-period amounts have been revised as required. For further discussion of the guidance, see Note 21 on pages 166-167 of this Form 10-Q.

(f)	The calculation of both the second-quarter and nine months ended 2009 earnings per share includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of U.S. Troubled Asset Relief Program (“TARP”) preferred capital. For further discussion, see “Impact on diluted earnings per share of redemption of TARP preferred stock issued to the U.S. Treasury” on page 19 of this Form 10-Q.

(g)	On June 5, 2009, the Firm issued 163 million shares of its common stock at $35.25 per share; and on September 30, 2008, the Firm issued 284 million shares of its common stock at $40.50 per share.

(h)	The principal market for JPMorgan Chase’s common stock is the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(i)	The calculation of second-quarter 2009 net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion resulting from repayment of TARP preferred capital. Excluding this reduction, the adjusted ROE and ROTCE were 6% and 10% for the second quarter of 2009, respectively. For further discussion of adjusted ROE, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on pages 15-19 of this Form 10-Q.

(j)	For further discussion of ROTCE, a non-GAAP financial measure, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on pages 15-19 of this Form 10-Q.

(k)	Tier 1 common is calculated as Tier 1 capital less qualifying perpetual preferred stock, qualifying trust preferred securities and qualifying minority interest in subsidiaries. The Firm uses the Tier 1 common capital ratio, a non-GAAP financial measure, to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. For further discussion, see Regulatory capital on pages 55-57 of this Form 10-Q.

(l)	Excludes the impact of home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust. For further discussion, see Allowance for credit losses on pages 81-84 of this Form 10-Q.

(m)	Common equivalent shares have been excluded from the computation of diluted earnings per share for the third and fourth quarters of 2008, as the effect on income/(loss) before extraordinary gain would be antidilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations for JPMorgan Chase. See the Glossary of Terms on pages 178-181 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause JPMorgan Chase’s actual results to differ materially from those set forth in such forward-looking statements. For a discussion of some of these risks and uncertainties, see Forward-looking Statements on pages 184-185 and Part II, Item 1A: Risk Factors on page 187 of this Form 10-Q, and JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission (“2008 Annual Report” or “2008 Form 10-K”), including Part I, Item 1A: Risk factors.
INTRODUCTION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.0 trillion in assets, $162.3 billion in stockholders’ equity and operations in more than 60 countries as of September 30, 2009. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
Investment Bank
J.P. Morgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The clients of the Investment Bank (“IB”) are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, prime brokerage and research. IB also selectively commits the Firm’s own capital to principal investing and trading activities.
Retail Financial Services
Retail Financial Services (“RFS”), which includes the Retail Banking and Consumer Lending reporting segments, serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,100 bank branches (third-largest nationally) and 15,000 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 22,400 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across a 23-state footprint from New York and Florida to California. Consumers also can obtain loans through 15,900 auto dealerships and nearly 2,400 schools and universities nationwide.
Card Services
Chase Card Services (“CS”) is one of the nation’s largest credit card issuers, with more than 146 million cards in circulation and more than $165 billion in managed loans. In the nine months ended September 30, 2009, customers used Chase cards to meet more than $241 billion worth of their spending needs. Chase has a market leadership position in building loyalty and rewards programs with many of the world’s most respected brands and through its proprietary products, including the Chase Freedom program.
Through Chase Paymentech Solutions, its merchant acquiring business, Chase is one of the leading processors of MasterCard and Visa payments.

Commercial Banking
Commercial Banking (“CB”) serves more than 26,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and approximately 30,000 real estate investors/owners. Delivering extensive industry knowledge, local expertise and dedicated service, CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
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
Asset Management
Asset Management (“AM”), with assets under supervision of $1.7 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity products, including money-market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.

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
Financial performance of JPMorgan Chase

	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share data and ratios)	2009	2008	Change	2009	2008	Change

Selected income statement data
Total net revenue	$26,622	$14,737	81%	$77,270	$50,026	54%
Total noninterest expense	13,455	11,137	21	40,348	32,245	25
Pre-provision profit	13,167	3,600	266	36,922	17,781	108
Provision for credit losses(a)	8,104	5,787	40	24,731	13,666	81
Income/(loss) before extraordinary gain	3,512	(54)	NM	8,374	4,322	94
Extraordinary gain(b)	76	581	(87)	76	581	(87)
Net income	3,588	527	NM	8,450	4,903	72

Diluted earnings per share(c)(d)
Income/(loss) before extraordinary gain	$0.80	$(0.08)	NM	$1.50	$1.13	33
Net income	0.82	0.09	NM	1.51	1.30	16
Return on common equity
Income/(loss) before extraordinary gain	9%	(1)%		6%	4%
Net income	9	1		6	5

(a)	The third quarter of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.

(b)	JPMorgan Chase acquired Washington Mutual’s banking operations from the Federal Deposit Insurance Corporation (“FDIC”) for $1.9 billion. The fair value of Washington Mutual net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with U.S. GAAP for business combinations, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain. As a result of the final refinement of the purchase price allocation during the third quarter of 2009, the Firm recognized a $76 million increase in the extraordinary gain.

(c)	Effective January 1, 2009, the Firm implemented new FASB guidance for participating securities. Accordingly, prior-period amounts have been revised. For further discussion of the guidance, see Note 21 on pages 166-167 of this Form 10-Q.

(d)	The calculation of EPS for the nine months ended September 30, 2009, includes a one-time noncash reduction of $1.1 billion, or $0.27 per share, resulting from the redemption of Series K preferred stock issued to the U.S. Treasury.
Business overview
JPMorgan Chase reported third-quarter 2009 net income of $3.6 billion, compared with net income of $527 million in the third quarter of 2008. Earnings per share were $0.82, compared with $0.09 in the prior year. Return on common equity was 9%.
The increase in earnings from the third quarter of 2008 was driven by significantly higher net revenue, partially offset by an increase in the provision for credit losses and higher noninterest expense. Both revenue and expense were higher due to the impact of the acquisition of the banking operations of Washington Mutual Bank (“Washington Mutual”) on September 25, 2008. In addition, the increase in net revenue was driven by strong trading results and gains on legacy leveraged-lending and mortgage-related positions, compared with markdowns in the prior year in IB; gains on trading positions and higher net interest income in Corporate/Private Equity; and wider loan spreads across most businesses. The increase to the provision for credit losses resulted from a significant increase in the consumer provision, reflecting higher net charge-offs and an increase in the allowance for credit losses in the home lending and credit card loan portfolios. In addition to the impact of the Washington Mutual transaction, the increase in noninterest expense was driven by higher performance-based compensation expense, partially offset by lower headcount-related expense.
Net income for the first nine months of 2009 was $8.5 billion, or $1.51 per share, compared with $4.9 billion, or $1.30 per share, in the first nine months of 2008. The following factors that drove the 2009 third-quarter results also generally drove the increase in earnings from the comparable 2008 nine-month period: strong net revenue growth, driven by the Washington Mutual transaction; higher principal transactions revenue; and increased net interest income; partially offset by higher credit costs and higher noninterest expense. The first nine months of 2009 also reflected higher net revenue from mortgage servicing rights (“MSR”) risk management results in RFS and higher noninterest expense resulting from an accrual for an FDIC special assessment in the second quarter of 2009.

The U.S. and most other economies grew in the third quarter of 2009, with various industry sectors showing signs of stability. Conditions in financial markets also improved, as evidenced by the following: credit spreads have stabilized in the interbank term funding markets and continued to narrow for investment-grade borrowers; credit markets opened for noninvestment-grade borrowers; and the broader equity markets rose significantly. Activity in the housing sector increased, with new home construction picking up for the first time in three and a half years. Consumer spending stabilized, despite losses on household balance sheets and poor job market conditions, as the unemployment rate rose to 9.8% at the end of the third quarter. Business capital spending leveled out, aided by a slowing in the pace of inventory liquidation. Inflation remained low, and the Federal Reserve indicated that the federal funds rate would likely remain low for an “extended period,” reiterating its intent to continue to use a wide range of tools to promote economic recovery and maintain price stability.
JPMorgan Chase’s line-of-business results for the third quarter of 2009 reflected the broad-based nature of the economic improvement. Pre-provision profit remained strong at $13.2 billion, up by $9.6 billion from the prior year. Five of the six lines of business produced revenue growth, and the Investment Bank, Asset Management, Commercial Banking and the Retail Banking segment within Retail Financial Services grew net income. In contrast, Card Services and the Consumer Lending segment within Retail Financial Services reported net losses; in spite of initial signs of improvement, particularly in early-stage delinquencies, credit costs continued to be elevated in these businesses. Accordingly, the Firm increased its consumer allowance for credit losses by $2.0 billion, bringing the total allowance for credit losses to $31.5 billion, or 5.28% of total loans. This addition, combined with capital generation in the quarter, helped the Firm maintain a strong balance sheet, with a Tier 1 Capital ratio of 10.2% and a Tier 1 Common Capital ratio of 8.2%.
The Firm continued to help consumers and communities navigate the challenging economy by announcing a revamp of its overdraft policies to provide customers with more control over the fees they pay; developing new, innovative products in Card Services to enhance the way customers manage their spending and borrowing; and working with struggling mortgage customers to modify their loans. JPMorgan Chase has approved more than 262,000 new trial modifications under the U.S. Making Home Affordable Program and its own modification program, nearly 90% of which include a reduction in payments for the homeowner. Since 2007, the Firm has helped families by initiating approximately 782,000 actions to prevent foreclosure.
The discussion that follows highlights the current-quarter performance of each business segment compared with the prior-year quarter, and presents results on a managed basis unless otherwise noted. For more information about managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q .
Investment Bank net income increased, reflecting higher net revenue partially offset by increases in both noninterest expense and the provision for credit losses. Fixed Income Markets drove the revenue growth, with strong results across most products and gains on legacy leveraged-lending and mortgage-related positions, compared with markdowns on these positions in the prior year. The increase in the provision for credit losses reflected deterioration in the credit environment compared with the third quarter of 2008. Noninterest expense increased, driven by higher performance-based compensation, partially offset by lower headcount-related expense.
Retail Financial Services net income declined, as an increase in the provision for credit losses was largely offset by the positive impact of the Washington Mutual transaction. Growth in net revenue was also driven by higher net mortgage servicing revenue, wider loan spreads and higher deposit balances, offset partially by lower mortgage production revenue and lower loan balances. The provision for credit losses rose significantly as weak economic conditions and housing price declines continued to drive higher estimated losses for the home equity and mortgage loan portfolios. Included in the third-quarter 2009 addition to the allowance for loan losses was an increase related to estimated deterioration in the Washington Mutual purchased credit-impaired portfolio. Noninterest expense increased, reflecting the impact of the Washington Mutual transaction and higher servicing expense, partially offset by lower mortgage reinsurance losses.
Card Services reported a net loss, compared with net income in the prior year. The decrease was driven by a higher provision for credit losses, partially offset by higher net revenue. The increase in net revenue was driven by the impact of the Washington Mutual transaction, wider loan spreads and higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture. These benefits were offset partially by higher revenue reversals associated with higher charge-offs, lower average loan balances and a decreased level of fees. The provision for credit losses reflected a higher level of charge-offs and an increase in the allowance for loan losses. Noninterest expense increased due to the dissolution of the Chase Paymentech Solutions joint venture and the impact of the Washington Mutual transaction.

Commercial Banking net income increased, driven by higher net revenue, reflecting the impact of the Washington Mutual transaction, predominantly offset by a higher provision for credit losses and higher noninterest expense. Net revenue also increased due to wider loan spreads, a shift to higher-spread liability products, overall growth in liability balances and higher lending- and deposit-related fees. These benefits were offset predominantly by spread compression on liability products and lower loan balances. The increase in the provision for credit losses reflected continued deterioration in the credit environment across all business segments, particularly real estate-related segments. Noninterest expense rose due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums.
Treasury & Securities Services net income decreased, driven by lower net revenue offset partially by lower noninterest expense. Worldwide Securities Services revenue declined, driven by lower securities lending balances, primarily as a result of declines in asset valuations and demand; lower spreads and balances on liability products; and the effect of market depreciation on certain custody assets. Treasury Services revenue declined as well, reflecting spread compression on deposit products offset by higher trade revenue driven by wider spreads, and higher card product volumes. Noninterest expense decreased, reflecting lower headcount-related expense, offset partially by higher FDIC insurance premiums.
Asset Management net income increased, due to higher net revenue and lower noninterest expense, offset partially by a higher provision for credit losses. Growth in net revenue was driven by gains on the Firm’s seed capital investments, wider loan spreads, higher deposit balances and net inflows. These benefits were partially offset by the effect of lower market levels, narrower deposit spreads, lower loan balances and decreased placement fees. The increase in the provision for credit losses reflected continued deterioration in the credit environment. Noninterest expense decreased due to lower headcount-related expense, offset by higher performance-based compensation and higher FDIC insurance premiums.
Corporate/Private Equity reported net income, compared with a net loss in the prior year, reflecting continued gains on trading positions, higher net interest income and private equity gains in the third quarter of 2009, compared with losses in the third quarter of 2008.
Firmwide, the managed provision for credit losses was $9.8 billion, up by $3.1 billion, or 47%, from the prior year. The prior-year quarter included a $2.0 billion charge to conform Washington Mutual’s allowance for loan losses, which affected both the consumer and wholesale portfolios. For the purposes of the following analysis, this charge is excluded. The consumer-managed provision for credit losses was $9.0 billion, compared with $4.3 billion in the prior year, reflecting an increase in the allowance for credit losses in the home lending and credit card loan portfolios. Consumer-managed net charge-offs were $7.0 billion, compared with $3.3 billion, resulting in managed net charge-off rates of 6.29% and 3.39%, respectively. The wholesale provision for credit losses was $779 million, compared with $398 million, reflecting continued deterioration in the credit environment. Wholesale net charge-offs were $1.1 billion, compared with $52 million, resulting in net charge-off rates of 1.93% and 0.10%, respectively. The Firm’s nonperforming assets totaled $20.4 billion at September 30, 2009, up from $9.5 billion. The allowance for credit losses increased by $1.6 billion during the quarter; this resulted in a loan loss coverage ratio at September 30, 2009, of 5.28%, compared with 5.01% at June 30, 2009, and 2.87% at September 30, 2008. The above mentioned net charge-off rates and allowance for loan loss ratios exclude loans accounted for at fair value and loans held-for-sale, and the impact of purchased credit-impaired loans. The allowance for loan loss ratios also excluded the impact of loans held by the Washington Mutual Master Trust, which were consolidated on the Firm’s balance sheet at fair value during the second quarter of 2009 and the $1.1 billion of allowance related to the purchased credit-impaired portfolio.
Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for the fourth quarter of 2009 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm and its lines of business. The Firm continues to monitor the global and U.S. economic environments. The outlook for the capital markets remains uncertain, and further declines in U.S. housing prices in certain markets and increases in the unemployment rate, either of which could adversely affect the Firm’s financial results, are possible. In addition, as a result of recent market conditions, the U.S. Congress and regulators have increased their focus on the regulation of financial institutions; any legislation or regulations that may be adopted as a result could limit or restrict the Firm’s operations, or impose additional costs on the Firm in order to comply with such new laws or rules.

Given the potential stress on the consumer from rising unemployment and continued downward pressure on housing prices, management remains cautious with respect to the credit outlook for the consumer loan portfolios. Possible continued deterioration in credit trends could result in higher credit costs and require additions to the consumer allowance for credit losses. Based on management’s current economic outlook, quarterly net charge-offs could reach $1.4 billion for the home equity portfolio, $600 million for the prime mortgage portfolio and $500 million for the subprime mortgage portfolio over the next several quarters. The managed net charge-off rate for Card Services (excluding the Washington Mutual credit card portfolio) could approach 10.5% by the first half of 2010, and thereafter will remain highly dependent on unemployment levels. The managed net charge-off rate for the Washington Mutual credit card portfolio could approach 24% over the next several quarters. These charge-off rates are likely to move even higher if the economic environment deteriorates beyond management’s current expectations. Similarly, wholesale credit costs, and net charge-offs could increase over the next several quarters if the credit environment continues to deteriorate.
The Investment Bank continues to operate in an uncertain environment and, as noted above, results could be adversely affected if the credit environment deteriorates further. Trading results can be volatile and recent market conditions, which include elevated client volumes and spread levels, are not likely to continue. As such, management does not expect recent strong results in both Fixed Income and Equity Markets segments to continue at the same levels. Finally, if the Firm’s own credit spreads tighten, as was the case in the third quarter of 2009, the change in fair value of certain trading liabilities would also negatively affect trading results.
Although management expects underlying growth in Retail Banking, results will be under pressure from the credit environment and ongoing lower consumer spending levels. In addition, there could be further declines over the remainder of the year in average retail deposits due to anticipated downward repricing of certain legacy Washington Mutual deposits. Finally, as a result of recent changes in the Firm’s policies relating to non-sufficient funds and overdraft fees, management expects lower Retail Banking revenue in 2010. Although management estimates are, at this point in time, preliminary and subject to change, the impact of such changes could result in an annualized reduction in net income of approximately $500 million.
Card Services faces rising credit costs, as noted above, as well as continued pressure on both charge volumes and credit card receivables growth, reflecting continued lower levels of consumer spending. In addition, as a result of the recently-enacted credit card legislation, management estimates, which are preliminary and subject to change, are that Card Services’ annual net income may be adversely affected by approximately $500 million to $750 million. As a result of all these factors, management currently expects Card Services to have a net loss for the full year 2010.
Commercial Banking results could be negatively affected by rising credit costs, a decline in loan demand and reduced liability balances.
Earnings in Treasury & Securities Services and Asset Management will be affected by the impact of market levels on assets under management, supervision and custody. Additionally, earnings in Treasury & Securities Services could be affected by liability balance flows.
Private Equity results will likely be volatile and continue to be influenced by capital market activity, market levels, the performance of the broader economy and investment-specific issues. Net interest income levels will generally trend with the size of the investment portfolio in Corporate; however, the high level of trading gains in Corporate in the third quarter of 2009 is not likely to continue. In the near-term, Corporate quarterly net income (excluding Private Equity, merger-related items and any significant nonrecurring items) is expected to decline to approximately $500 million and continue trending lower through the course of 2010.
Lastly, on a Firmwide matter, the decision of the Firm’s Board of Directors regarding any increase in the level of common stock dividends will be subject to their judgment that the likelihood of another severe economic downturn has sufficiently diminished, and that overall business performance has stabilized. When, in the Board’s judgment, it is appropriate to increase the dividend, the likely result might involve an initial increase to a $0.75 to $1.00 per share annual payout level, followed by a subsequent return to the Firm’s historical dividend payout ratio of 30% to 40% of normalized earnings over time.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 92-94 of this Form 10-Q and pages 107-111 of JPMorgan Chase’s 2008 Annual Report.
Total net revenue

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009	2008	Change	2009	2008	Change

Investment banking fees	$1,679	$1,316	28%	$5,171	$4,144	25%
Principal transactions	3,860	(2,763)	NM	8,958	(2,814)	NM
Lending and deposit-related fees	1,826	1,168	56	5,280	3,312	59
Asset management, administration and commissions	3,158	3,485	(9)	9,179	10,709	(14)
Securities gains	184	424	(57)	729	1,104	(34)
Mortgage fees and related income	843	457	84	3,228	1,678	92
Credit card income	1,710	1,771	(3)	5,266	5,370	(2)
Other income	625	(115)	NM	685	1,576	(57)

Noninterest revenue	13,885	5,743	142	38,496	25,079	53
Net interest income	12,737	8,994	42	38,774	24,947	55

Total net revenue	$26,622	$14,737	81	$77,270	$50,026	54

Total net revenue for the third quarter of 2009 was $26.6 billion, up by $11.9 billion, or 81%, from the third quarter of 2008. For the first nine months of 2009, total net revenue was $77.3 billion, up by $27.2 billion, or 54%, from the equivalent period of 2008. The increase from both prior-year periods was driven by higher principal transactions revenue, primarily related to the strong results across most fixed income and equity products and the absence of markdowns on legacy leveraged lending and mortgage positions in IB, as well as higher levels of trading gains and investment securities income in Corporate. The results also benefited from the impact of the Washington Mutual transaction, which contributed to the increases in net interest income, lending- and deposit-related fees, mortgage fees and related income. These benefits were offset partially by reduced fees and commissions resulting from lower market levels on assets under management and custody. For the year-to-date comparison, an additional driver of the increase in revenue was higher net revenue from MSR risk management results, offset by the absence of proceeds from the sale of Visa shares in its initial public offering in the first quarter of 2008.
Investment banking fees for the third quarter and first nine months of 2009 increased from the comparable periods in 2008, reflecting higher equity and debt underwriting fees, offset partially by lower advisory fees. For a further discussion of investment banking fees, which are primarily recorded in IB, see IB segment results on pages 21-24 of this Form 10-Q.
Principal transactions revenue, which consists of revenue from the Firm’s trading and private equity investing activities, rose from the third quarter and first nine months of 2008. Trading revenue increased in the third quarter of 2009, driven by strong results across most fixed income and equity products; gains of approximately $400 million on legacy leveraged lending and mortgage-related positions, compared with markdowns of $3.6 billion in the prior year; and gains on trading positions in Corporate, compared with losses in the prior year of $1.0 billion on markdowns of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred securities. These benefits were offset partially by an aggregate loss of $1.0 billion in the quarter from the tightening of the Firm’s credit spread on certain structured liabilities and derivatives, compared with gains of $956 million in the prior year from the widening of the spread on those liabilities. For the first nine months of 2009, trading revenue rose as a result of the same drivers in the quarter, including significantly lower net markdowns on legacy leveraged lending and mortgage-related positions, compared with markdowns of $7.7 billion in the prior year; these benefits were offset partially by an aggregate loss of $1.9 billion from the tightening of the Firm’s credit spread on certain structured liabilities and derivatives, compared with gains of $2.8 billion in the prior year from the widening of spreads on those liabilities. The Firm’s private equity investments generated net gains in the third quarter of 2009, compared with net losses in the prior year. For the first nine months of 2009, the private equity investments produced net losses, compared with net gains in the prior year. For a further discussion of principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 21-24 and 47-49 respectively, and Note 3 on pages 106-121 of this Form 10-Q.
Lending- and deposit-related fees rose from the third quarter and first nine months of 2008, predominantly reflecting the impact of the Washington Mutual transaction and organic growth in both lending- and deposit-related fees in RFS and IB, as well as in CB. For a further discussion of lending- and deposit-related fees, which are mostly recorded in RFS, CB and TSS, see the RFS segment results on pages 25-32, the CB segment results on pages 37-39, and the TSS segment results on pages 40-43 of this Form 10-Q.

The decline in asset management, administration and commissions revenue compared with the third quarter of 2008 reflected lower brokerage commissions revenue in IB, predominantly related to lower transaction volume; lower asset management fees in AM, from the impact of lower market levels on assets under management; and lower administration fees in TSS, driven by the effect of market depreciation on certain custody assets and lower securities lending balances. For the first nine months of 2009, the decline was largely due to lower asset management fees in AM from the impact of lower market levels on assets under management. Lower brokerage commissions revenue in IB and lower administrative fees in TSS also contributed to the decrease.
The decrease in securities gains compared with the third quarter of 2008 was due to lower gains from the repositioning of the Corporate investment securities portfolio, in connection with managing the Firm’s structural interest rate risk. For the first nine months of 2009, the decrease reflected lower gains from the sale of MasterCard shares, which totaled $241 million in 2009, compared with $668 million in 2008. For a further discussion of securities gains, which are mostly recorded in the Firm’s Corporate business, see the Corporate/Private Equity segment discussion on pages 47-49 of this Form 10-Q.
Mortgage fees and related income increased during the third quarter and first nine months of 2009, as higher net mortgage servicing revenue was offset partially by a production-related net loss in the third quarter of 2009. The increase in net mortgage servicing revenue was driven by growth in average third-party loans serviced as a result of the Washington Mutual transaction and higher MSR risk management results, reflecting primarily, for the nine-month period, the positive impact of a decrease in estimated future mortgage prepayments and positive hedging results. Mortgage production generated a net loss for the third quarter of 2009, and a decline from the first nine months of 2008, reflecting an increase in reserves for the repurchase of previously-sold loans, offset by wider margins on new originations. For a discussion of mortgage fees and related income, which is recorded primarily in RFS’ Consumer Lending business, see the Consumer Lending discussion on pages 29-32 of this Form 10-Q.
Credit card income, which includes the impact of the Washington Mutual transaction, was flat compared with the third quarter and first nine months of 2008, as lower servicing fees earned in connection with CS securitization activities, largely as a result of higher credit losses, were offset by wider loan margins on securitized credit card loans. Also partially offsetting the decline were higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture and higher interchange income. For a further discussion of credit card income, see the CS segment results on pages 33-36 of this Form 10-Q.
Other income increased in the third quarter of 2009 due to the absence of a $375 million charge recognized in the third quarter of 2008 related to the repurchase of auction-rate securities at par. Also contributing to the increase in other income during the quarter were higher markups on certain investments, including seed capital in AM, and higher gains on the sale of certain assets, including other real estate owned. For the first nine months of 2009, other income decreased, due predominantly to the absence of $1.5 billion in proceeds from the sale of Visa shares in the first quarter of 2008 during its initial public offering, lower net securitization income in CS and the dissolution of the Chase Paymentech Solutions joint venture. These items were partially offset by the absence of a $423 million loss incurred in the second quarter of 2008, reflecting the Firm’s 49.4% share in Bear Stearns’ losses from April 8 to May 30, 2008, and the same items that drove the increase in the third quarter of 2009 results compared with the third quarter of 2008.
Net interest income increased $3.7 billion to $12.7 billion, and $13.8 billion to $38.8 billion, for the third quarter and first nine months of 2009, respectively, compared with the comparable periods in 2008. The increase from the prior year was driven by the Washington Mutual transaction, which contributed to higher average loans and deposits, and the impact of a wider net interest margin. For the quarter, the net yield on the Firm’s interest-earning assets of $1.6 trillion, on a fully taxable-equivalent (FTE) basis, was 3.10%, an increase of 37 basis points from 2008. For the first nine months, the net yield on the Firm’s interest-earning assets of $1.7 trillion, on an FTE basis, was 3.15%, an increase of 47 basis points from 2008. Excluding the impact of the Washington Mutual transaction, the increase in net interest income in the quarter and first nine months of the year was driven by the overall decline in market interest rates during the periods, which benefited the net interest margin as rates paid on the Firm’s interest-bearing liabilities declined faster relative to the decline in rates earned on interest-earning assets. The higher level of the investment securities portfolio also contributed to the increase in net interest income. The increase in net interest income was offset partially by lower loan balances, which included the effect of loan charge-offs.

Provision for credit losses	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009	2008	Change	2009	2008	Change

Wholesale	$779	$962	(19)%	$3,553	$2,214	60%
Consumer	7,325	4,825	52	21,178	11,452	85

Total provision for credit losses	$8,104	$5,787	40	$24,731	$13,666	81

Provision for credit losses
The provision for credit losses in the third quarter and first nine months of 2009 rose compared with the equivalent 2008 periods due to increases in the consumer provision. The prior-year quarter included a $2.0 billion charge to conform Washington Mutual’s allowance for loan losses, which affected both the consumer and wholesale portfolios. For the purpose of the following analysis, this charge is excluded. The consumer provision reflected additions to the allowance for loan losses for the home equity, mortgage and credit card portfolios, as weak economic conditions, housing price declines and higher unemployment rates continued to drive higher estimated losses for these portfolios. Included in the third-quarter 2009 addition to the allowance for loan losses was a $1.1 billion increase related to estimated deterioration in the Washington Mutual purchased credit-impaired portfolio. The wholesale provision increased from the comparable 2008 periods, reflecting continued deterioration in the credit environment. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 25-32, CS on pages 33-36, IB on pages 21-24 and CB on pages 37-39, and the Allowance for Credit Losses section on pages 81-84 of this Form 10-Q.
Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009	2008	Change	2009	2008	Change

Compensation expense	$7,311	$5,858	25%	$21,816	$17,722	23%
Noncompensation expense:
Occupancy expense	923	766	20	2,722	2,083	31
Technology, communications and equipment expense	1,140	1,112	3	3,442	3,108	11
Professional & outside services	1,517	1,451	5	4,550	4,234	7
Marketing	440	453	(3)	1,241	1,412	(12)
Other expense(a)	1,767	1,096	61	5,332	2,498	113
Amortization of intangibles	254	305	(17)	794	937	(15)

Total noncompensation expense	6,041	5,183	17	18,081	14,272	27
Merger costs	103	96	7	451	251	80

Total noninterest expense	$13,455	$11,137	21	$40,348	$32,245	25

(a)	Includes $675 million accrued for an FDIC special assessment in the second quarter of 2009.
Total noninterest expense for the third quarter of 2009 was $13.5 billion, up $2.3 billion, or 21%, from the third quarter of 2008; for the first nine months of 2009, total noninterest expense was $40.3 billion, up by $8.1 billion, or 25%, from the comparable 2008 period. The increase was driven by the impact of the Washington Mutual transaction, higher performance-based compensation expense, the accrual of $0.7 billion for an FDIC special assessment recognized in the second quarter of 2009, higher FDIC insurance premiums and increased mortgage-related servicing expense. These items were offset partially by lower headcount-related expense, which includes salary and benefits (excluding performance-based incentives), and other noncompensation costs related to employees.
Compensation expense increased in the third quarter and first nine months of 2009 compared with the prior-year periods, reflecting higher performance-based incentives, as well as the impact of the Washington Mutual transaction. Excluding these two items, compensation expense decreased as a result of the reduction in headcount, particularly in the wholesale businesses and in Corporate.
Noncompensation expense increased from the third quarter of 2008, due predominantly to the following: the impact of the Washington Mutual transaction; higher litigation costs, partly as a result of benefits recognized in 2008 from certain litigation matters; higher mortgage servicing-related expense due to increased delinquencies and defaults, which included an increase in foreclosed property expense of $0.3 billion; higher FDIC insurance premiums; and the impact of the dissolution of the Chase Paymentech Solutions joint venture. These items were offset partially by lower headcount-related expense, particularly in IB, TSS and AM, and lower mortgage reinsurance losses. Noncompensation expense increased from the first nine months of 2008, primarily due to the drivers discussed for the third quarter and an accrual of $0.7 billion for an FDIC special assessment recognized in the second quarter of 2009. The increase was partially offset by lower credit card marketing expense.
For information on merger costs, refer to Note 10 on page 135 of this Form 10-Q.

Income tax expense
The following table presents the Firm’s income before income tax expense, income tax expense and effective tax rate.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except rate)	2009	2008	2009	2008

Income/(loss) before income tax expense/(benefit)	$5,063	$(2,187)	$12,191	$4,115
Income tax expense/(benefit)	1,551	(2,133)	3,817	(207)
Effective tax rate	30.6%	97.5%	31.3%	(5.0)%

The change in the effective tax rate for the third quarter and first nine months of 2009, compared with the same periods of 2008, was primarily the result of higher reported pretax income and changes in the proportion of income subject to federal, state and local taxes. In addition, the third quarter and first nine months of 2008 reflected the realization of benefits of $927 million and $1.1 billion, respectively, from the release of deferred tax liabilities associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely. For a further discussion of income taxes, see Critical Accounting Estimates used by the Firm on pages 92-94 of this Form 10-Q.
Extraordinary gain
The Firm recognized a $76 million increase in the extraordinary gain in the third quarter of 2009 associated with the final purchase accounting adjustments for the September 25, 2008 acquisition of the banking operations of Washington Mutual, compared with a preliminary gain of $581 million in the third quarter of 2008. The transaction was accounted for under the purchase method of accounting in accordance with U.S. GAAP for business combinations. The adjusted net asset value of the banking operations after purchase accounting adjustments was higher than the consideration paid by JPMorgan Chase, resulting in these extraordinary gains. For a further discussion of the Washington Mutual transaction, see Note 2 on pages 102-106 of this Form 10-Q.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using U.S. GAAP; these financial statements appear on pages 98-101 of this
Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that assume credit card loans securitized by CS remain on the balance sheet, and it presents revenue on a FTE basis. These adjustments do not have any impact on net income as reported by the lines of business or by the Firm as a whole.
The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with U.S. GAAP remain on the Consolidated Balance Sheets, and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based on managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis results for CS, see CS segment results on pages 33-36 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 15 on pages 147-155 of this Form 10-Q.
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
Tangible common equity (“TCE”) represents common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less identifiable intangible assets (other than MSRs) and goodwill, net of related deferred tax liabilities. ROTCE, a non-GAAP financial ratio, measures the Firm’s earnings as a percentage of TCE, and is in management’s view a meaningful measure to assess the Firm’s use of equity.
Management also uses certain non-GAAP financial measures at the business-segment level, because it believes these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and, therefore, facilitate a comparison of the business segment with the performance of its competitors.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30, 2009
	Reported	Credit	Fully tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(d)	adjustments	basis

Revenue
Investment banking fees	$1,679	$—	$—	$1,679
Principal transactions	3,860	—	—	3,860
Lending- and deposit-related fees	1,826	—	—	1,826
Asset management, administration and commissions	3,158	—	—	3,158
Securities gains	184	—	—	184
Mortgage fees and related income	843	—	—	843
Credit card income	1,710	(285)	—	1,425
Other income	625	—	371	996

Noninterest revenue	13,885	(285)	371	13,971
Net interest income	12,737	1,983	89	14,809

Total net revenue	26,622	1,698	460	28,780
Noninterest expense	13,455	—	—	13,455

Pre-provision profit	13,167	1,698	460	15,325
Provision for credit losses	8,104	1,698	—	9,802

Income before income tax expense and extraordinary gain	5,063	—	460	5,523
Income tax expense	1,551	—	460	2,011

Income before extraordinary gain	3,512	—	—	3,512
Extraordinary gain	76	—	—	76

Net income	$3,588	$—	$—	$3,588

Diluted earnings per share(a)(b)	$0.80	$—	$—	$0.80
Return on assets(b)	0.70%	NM	NM	0.67%
Overhead ratio	51	NM	NM	47

	Three months ended September 30, 2008
	Reported	Credit	Fully tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(d)	adjustments	basis

Revenue
Investment banking fees	$1,316	$—	$—	$1,316
Principal transactions	(2,763)	—	—	(2,763)
Lending- and deposit-related fees	1,168	—	—	1,168
Asset management, administration and commissions	3,485	—	—	3,485
Securities gains	424	—	—	424
Mortgage fees and related income	457	—	—	457
Credit card income	1,771	(843)	—	928
Other income	(115)	—	323	208

Noninterest revenue	5,743	(843)	323	5,223
Net interest income	8,994	1,716	155	10,865

Total net revenue	14,737	873	478	16,088
Noninterest expense	11,137	—	—	11,137

Pre-provision profit	3,600	873	478	4,951
Provision for credit losses	3,811	873	—	4,684
Provision for credit losses — accounting conformity(c)	1,976	—	—	1,976

Income/(loss) before income tax expense/(benefit) and extraordinary gain	(2,187)	—	478	(1,709)
Income tax expense/(benefit)	(2,133)	—	478	(1,655)

Income/(loss) before extraordinary gain	(54)	—	—	(54)
Extraordinary gain	581	—	—	581

Net income	$527	$—	$—	$527

Diluted earnings (loss) per share(a)(b)	$(0.08)	$—	$—	$(0.08)
Return on assets(b)	(0.01)%	NM	NM	(0.01)%
Overhead ratio	76	NM	NM	69

	Nine months ended September 30, 2009
	Reported	Credit	Fully tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(d)	adjustments	basis

Revenue
Investment banking fees	$5,171	$—	$—	$5,171
Principal transactions	8,958	—	—	8,958
Lending- and deposit-related fees	5,280	—	—	5,280
Asset management, administration and commissions	9,179	—	—	9,179
Securities gains	729	—	—	729
Mortgage fees and related income	3,228	—	—	3,228
Credit card income	5,266	(1,119)	—	4,147
Other income	685	—	1,043	1,728

Noninterest revenue	38,496	(1,119)	1,043	38,420
Net interest income	38,774	5,945	272	44,991

Total net revenue	77,270	4,826	1,315	83,411
Noninterest expense	40,348	—	—	40,348

Pre-provision profit	36,922	4,826	1,315	43,063
Provision for credit losses	24,731	4,826	—	29,557

Income before income tax expense and extraordinary gain	12,191	—	1,315	13,506
Income tax expense	3,817	—	1,315	5,132

Income before extraordinary gain	8,374	—	—	8,374
Extraordinary gain	76	—	—	76

Net income	$8,450	$—	$—	$8,450

Diluted earnings per share(a)(b)	$1.50	$—	$—	$1.50
Return on assets(b)	0.55%	NM	NM	0.53%
Overhead ratio	52	NM	NM	48

	Nine months ended September 30, 2008
	Reported	Credit	Fully tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(d)	adjustments	basis

Revenue
Investment banking fees	$4,144	$—	$—	$4,144
Principal transactions	(2,814)	—	—	(2,814)
Lending- and deposit-related fees	3,312	—	—	3,312
Asset management, administration and commissions	10,709	—	—	10,709
Securities gains	1,104	—	—	1,104
Mortgage fees and related income	1,678	—	—	1,678
Credit card income	5,370	(2,623)	—	2,747
Other income	1,576	—	773	2,349

Noninterest revenue	25,079	(2,623)	773	23,229
Net interest income	24,947	5,007	481	30,435

Total net revenue	50,026	2,384	1,254	53,664
Noninterest expense	32,245	—	—	32,245

Pre-provision profit	17,781	2,384	1,254	21,419
Provision for credit losses	11,690	2,384	—	14,074
Provision for credit losses — accounting conformity(c)	1,976	—	—	1,976

Income before income tax expense/(benefit) and extraordinary gain	4,115	—	1,254	5,369
Income tax expense/(benefit)	(207)	—	1,254	1,047

Income before extraordinary gain	4,322	—	—	4,322
Extraordinary gain	581	—	—	581

Net income	$4,903	$—	$—	$4,903

Diluted earnings per share(a)(b)	$1.13	$—	$—	$1.13
Return on assets(b)	0.35%	NM	NM	0.33%
Overhead ratio	64	NM	NM	60

(a)	Effective January 1, 2009, the Firm implemented new FASB guidance for participating securities. Accordingly, prior-period amounts have been revised. For further discussion of the guidance, see Note 21 on pages 166-167 of this Form 10-Q.

(b)	Based on income/(loss) before extraordinary gain.

(c)	The third quarter of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.

(d)	See pages 33-36 of this Form 10-Q for a discussion of the effect of credit card securitizations on CS.

Three months ended September 30,	2009			2008
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans — Period-end	$653,144	$87,028	$740,172	$761,381	$93,664	$855,045
Total assets — average	1,999,176	82,779	2,081,955	1,756,359	75,712	1,832,071

Nine months ended September 30,	2009			2008
(in millions)	Reported	Securitized	Managed	Reported	Securitized	Managed

Loans — Period-end	$653,144	$87,028	$740,172	$761,381	$93,664	$855,045
Total assets — average	2,034,640	82,383	2,117,023	1,665,285	73,966	1,739,251

Average tangible common equity

	Three months ended					Nine months ended September 30,
(in millions)	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	2009	2008

Common stockholders’ equity	$149,468	$140,865	$136,493	$138,757	$126,640	$142,322	$125,878
Less: Goodwill	48,328	48,273	48,071	46,838	45,947	48,225	45,809
Less: Certain identifiable intangible assets	4,984	5,218	5,443	5,586	5,512	5,214	5,845
Add: Deferred tax liabilities(a)	2,531	2,518	2,609	2,547	2,378	2,552	2,309

Tangible common equity (TCE)	$98,687	$89,892	$85,588	$88,880	$77,559	$91,435	$76,533

(a)	Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.
Impact on ROE of redemption of TARP preferred stock issued to the U.S. Treasury
The calculation of second-quarter 2009 net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion resulting from the repayment of TARP preferred capital. Excluding this reduction ROE would have been 6% for the second quarter of 2009 as disclosed in the table below. The Firm views the adjusted ROE, a non-GAAP financial measure, as meaningful because it increases the comparability to prior periods.

	Three months ended June 30, 2009
		Excluding the
(in millions, except ratios)	As reported	TARP redemption

Return on equity

Net income	$2,721	$2,721
Less: Preferred stock dividends	473	473
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	—

Net income applicable to common equity	$1,136	$2,248

Average common stockholders’ equity	$140,865	$140,865

ROE	3%	6%

Impact on diluted earnings per share of redemption of TARP preferred stock issued to the U.S. Treasury
Net income applicable to common equity for the second quarter of 2009 included a one-time, noncash reduction of approximately $1.1 billion resulting from the repayment of TARP preferred capital. The following table presents the calculations of the effect on net income applicable to common stockholders for the three months ended June 30, 2009 and the nine months ended September 30, 2009, and the $0.27 reduction to diluted earnings per share which resulted from the repayment. There was no impact on diluted earnings per share from the TARP repayment during the third quarter of 2009.

	Three months ended June 30, 2009		Nine months ended September 30, 2009
		Effect of		Effect of
(in millions, except per share)	As reported	TARP redemption	As reported	TARP redemption

Diluted earnings per share

Net income	$2,721	$—	$8,450	$—
Less: Preferred stock dividends	473	—	1,165	—
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	1,112	1,112	1,112

Net income applicable to common equity	$1,136	$(1,112)	$6,173	$(1,112)
Less: Dividends and undistributed earnings allocated to participating securities	64	(64)	348	(64)

Net income applicable to common stockholders	$1,072	$(1,048)	$5,825	$(1,048)

Total weighted average diluted shares outstanding	3,824.1	3,824.1	3,848.3	3,848.3

Net income per share	$0.28	$(0.27)	$1.51	$(0.27)

Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust. For a further discussion of this credit metric, see Allowance for Credit Losses on pages 81–84 of this Form 10-Q.
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

Segment Results — Managed Basis(a)(b)

The following table summarizes the business segment results for the periods indicated.

Three months ended										Return
September 30,	Total net revenue			Noninterest expense			Net income/(loss)			on equity
(in millions, except ratios)	2009	2008	Change	2009	2008	Change	2009	2008	Change	2009	2008

Investment Bank(c)	$7,508	$4,066	85%	$4,274	$3,816	12%	$1,921	$882	118%	23%	13%
Retail Financial Services	8,218	4,963	66	4,196	2,779	51	7	64	(89)	—	1
Card Services	5,159	3,887	33	1,306	1,194	9	(700)	292	NM	(19)	8
Commercial Banking	1,459	1,125	30	545	486	12	341	312	9	17	18
Treasury & Securities Services	1,788	1,953	(8)	1,280	1,339	(4)	302	406	(26)	24	46
Asset Management	2,085	1,961	6	1,351	1,362	(1)	430	351	23	24	25
Corporate/Private Equity(c)	2,563	(1,867)	NM	503	161	212	1,287	(1,780)	NM	NM	NM

Total	$28,780	$16,088	79%	$13,455	$11,137	21%	$3,588	$527	NM	9%	1%

Nine months ended										Return
September 30,	Total net revenue			Noninterest expense			Net income/(loss)			on equity
(in millions, except ratios)	2009	2008	Change	2009	2008	Change	2009	2008	Change	2009	2008

Investment Bank(c)	$23,180	$12,607	84%	$13,115	$11,103	18%	$4,998	$1,189	320%	20%	7%
Retail Financial Services	25,023	14,836	69	12,446	8,031	55	496	256	94	3	2
Card Services	15,156	11,566	31	3,985	3,651	9	(1,919)	1,151	NM	(17)	11
Commercial Banking	4,314	3,298	31	1,633	1,447	13	1,047	959	9	17	18
Treasury & Securities Services	5,509	5,885	(6)	3,887	3,884	—	989	1,234	(20)	26	47
Asset Management	5,770	5,926	(3)	4,003	4,085	(2)	1,006	1,102	(9)	19	28
Corporate/Private Equity(c)	4,459	(454)	NM	1,279	44	NM	1,833	(988)	NM	NM	NM

Total	$83,411	$53,664	55%	$40,348	$32,245	25%	$8,450	$4,903	72	6%	5%

(a)	Represents reported results on a fully tax-equivalent basis, excluding the impact of credit card securitizations.

(b)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase, and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 123-127 of JPMorgan Chase’s 2008 Annual Report and Note 2 on pages 102-106 of this Form 10-Q.

(c)	In the second quarter of 2009, IB began reporting credit reimbursement from TSS as a component of total net revenue, whereas TSS continues to report its credit reimbursement to IB as a separate line item on its income statement (not part of total net revenue). Corporate/Private Equity includes an adjustment to offset IB’s inclusion of the credit reimbursement in total net revenue. Prior periods have been revised for IB and Corporate/Private Equity to reflect this presentation.

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 42-44 of JPMorgan Chase’s 2008 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Revenue
Investment banking fees	$1,658	$1,593	4%	$5,277	$4,534	16%
Principal transactions	2,714	(922)	NM	8,070	(882)	NM
Lending- and deposit-related fees	185	118	57	490	325	51
Asset management, administration and commissions	633	847	(25)	2,042	2,300	(11)
All other income(a)	63	(248)	NM	(101)	(480)	79

Noninterest revenue	5,253	1,388	278	15,778	5,797	172
Net interest income(b)	2,255	2,678	(16)	7,402	6,810	9

Total net revenue(c)	7,508	4,066	85	23,180	12,607	84
Provision for credit losses	379	234	62	2,460	1,250	97

Noninterest expense
Compensation expense	2,778	2,162	28	8,785	6,535	34
Noncompensation expense	1,496	1,654	(10)	4,330	4,568	(5)

Total noninterest expense	4,274	3,816	12	13,115	11,103	18

Income before income tax expense/(benefit)	2,855	16	NM	7,605	254	NM
Income tax expense/(benefit)(d)	934	(866)	NM	2,607	(935)	NM

Net income	$1,921	$882	118	$4,998	$1,189	320

Financial ratios
ROE	23%	13%		20%	7%
ROA	1.12	0.39		0.94	0.19
Overhead ratio	57	94		57	88
Compensation expense as a percentage of total net revenue	37	53		38	52

Revenue by business
Investment banking fees:
Advisory	$384	$576	(33)	$1,256	$1,429	(12)
Equity underwriting	681	518	31	2,092	1,419	47
Debt underwriting	593	499	19	1,929	1,686	14

Total investment banking fees	1,658	1,593	4	5,277	4,534	16
Fixed income markets	5,011	815	NM	14,829	3,628	309
Equity markets	941	1,650	(43)	3,422	3,705	(8)
Credit portfolio	(102)	8	NM	(348)	740	NM

Total net revenue	$7,508	$4,066	85	$23,180	$12,607	84

Revenue by region
Americas	$3,913	$1,072	265	$12,890	$4,813	168
Europe/Middle East/Africa	2,855	2,517	13	7,685	5,684	35
Asia/Pacific	740	477	55	2,605	2,110	23

Total net revenue	$7,508	$4,066	85	$23,180	$12,607	84

(a)	TSS was charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS. IB recognizes this credit reimbursement in its credit portfolio business in All other income. Prior periods have been revised to conform to the current presentation.

(b)	The decrease in net interest income in the third quarter was due to a lower amount of interest-earning assets, while the increase in year-to-date 2009 was driven by higher spreads across several fixed income trading businesses, partially offset by lower balances.

(c)	Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments, as well as tax-exempt income from municipal bond investments of $371 million and $427 million for the quarters ended September 30, 2009 and 2008, respectively, and $1.1 billion for both year-to-date 2009 and 2008.

(d)	The income tax benefit in the third quarter and year-to-date 2008 was predominantly the result of reduced deferred tax liabilities on overseas earnings.

Quarterly results
Net income was $1.9 billion, an increase of $1.0 billion from the third quarter of 2008. These results included the negative impact of the tightening of the Firm’s credit spread, offset by the positive impact of counterparty spread tightening and gains on legacy leveraged lending and mortgage-related positions.
Net revenue was $7.5 billion, an increase of $3.4 billion, or 85%, from the prior year. Investment banking fees were up 4% to $1.7 billion, consisting of equity underwriting fees of $681 million (up 31%), debt underwriting fees of $593 million (up 19%) and advisory fees of $384 million (down 33%). Fixed Income Markets revenue was $5.0 billion, up by $4.2 billion, reflecting strong results across most products and gains of approximately $400 million on legacy leveraged lending and mortgage-related positions, compared with markdowns of $3.6 billion in the prior year. These results also included losses of $497 million from the tightening of the Firm’s credit spread on certain structured liabilities, compared with gains of $343 million in the prior year from the widening of the spread on those liabilities. Equity Markets revenue was $941 million, down by $709 million, or 43%, which included losses of $343 million from the tightening of the Firm’s credit spread on certain structured liabilities, compared with gains in the prior year of $429 million from the widening of the spread on those liabilities. The current period’s results also included solid client revenue, particularly in prime services, and strong trading results. Credit Portfolio revenue was a loss of $102 million, reflecting mark-to-market losses on hedges of retained loans, largely offset by a combination of the positive net impact of credit spreads on derivative assets and liabilities, and net interest income on loans.
The provision for credit losses increased to $379 million, compared with $234 million in the prior year. The increase in the provision reflected deterioration in the credit environment compared with the third quarter of 2008. Net charge-offs were $750 million compared with $13 million in the prior year. The allowance for loan losses to end-of-period loans retained was 8.44%, compared with 3.62% in the prior year. Nonperforming loans were $4.9 billion, up by $4.5 billion from the prior year.
Noninterest expense was $4.3 billion, up by $458 million, or 12%, from the prior year. The increase was driven by higher performance-based compensation, partially offset by lower headcount-related expense.
Return on equity was 23% on $33.0 billion of average allocated capital, compared with 13% on $26.0 billion of average allocated capital in the prior year.
Year-to-date results
Net income was $5.0 billion, an increase of $3.8 billion from the prior year. The results reflected higher net revenue, partially offset by higher noninterest expense and a higher provision for credit losses.
Net revenue was $23.2 billion, an increase of $10.6 billion, or 84%, from the prior year. Investment banking fees were up 16% to $5.3 billion, consisting of equity underwriting fees of $2.1 billion (up 47%), debt underwriting fees of $1.9 billion (up 14%) and advisory fees of $1.3 billion (down 12%). Fixed Income Markets revenue was $14.8 billion, up by $11.2 billion, reflecting strong results across all products, as well as significantly lower net markdowns on legacy leveraged lending and mortgage-related positions, compared with markdowns of $7.7 billion in the prior year. These results also included losses of $848 million from the tightening of the Firm’s credit spread on certain structured liabilities, compared with gains of $1.2 billion in the prior year from the widening of the spread on those liabilities. Equity Markets revenue was $3.4 billion, down by $283 million, or 8%, which included losses of $453 million from the tightening of the Firm’s credit spread on certain structured liabilities, compared with gains in the prior year of $865 million from the widening of the spread on those liabilities. The current period’s results also included solid client revenue, particularly in prime services, and strong trading results. Credit Portfolio revenue was a loss of $348 million, down by $1.1 billion, reflecting mark-to-market losses on hedges of retained loans, partially offset by a combination of the positive net impact of credit spreads on derivative assets and liabilities, and net interest income on loans.
The provision for credit losses increased to $2.5 billion from $1.3 billion in the prior year, reflecting continued deterioration in the credit environment. Net charge-offs were $1.2 billion in 2009, compared with $18 million in the prior year.
Noninterest expense was $13.1 billion, up by $2.0 billion, or 18%, from the prior year. The increase was driven by higher performance-based compensation, partially offset by lower noncompensation expense.
Return on Equity was 20% on $33.0 billion of average allocated capital, compared with 7% on $23.8 billion of average allocated capital in the prior year.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2009	2008	Change	2009	2008	Change

Selected balance sheet data (period-end)
Loans:
Loans retained(a)	$55,703	$73,347	(24)%	$55,703	$73,347	(24)%
Loans held-for-sale and loans at fair value	4,582	16,667	(73)	4,582	16,667	(73)

Total loans	60,285	90,014	(33)	60,285	90,014	(33)
Equity	33,000	33,000	—	33,000	33,000	—
Selected balance sheet data (average)
Total assets	$678,796	$890,040	(24)	$707,396	$820,497	(14)
Trading assets — debt and equity instruments	270,695	360,821	(25)	269,668	365,802	(26)
Trading assets — derivative receivables	86,651	105,462	(18)	103,929	98,390	6
Loans:
Loans retained(a)	61,269	69,022	(11)	66,479	73,107	(9)
Loans held-for-sale and loans at fair value	4,981	17,612	(72)	8,745	19,215	(54)

Total loans	66,250	86,634	(24)	75,224	92,322	(19)
Adjusted assets(b)	515,718	694,459	(26)	545,235	677,945	(20)
Equity	33,000	26,000	27	33,000	23,781	39
Headcount	24,828	30,993	(20)	24,828	30,993	(20)

Credit data and quality statistics
Net charge-offs	$750	$13	NM	$1,219	$18	NM
Nonperforming assets:
Nonperforming loans:
Nonperforming loans retained(a)(c)	4,782	404	NM	4,782	404	NM
Nonperforming loans held-for-sale and loans at fair value	128	32	300	128	32	300

Total nonperforming loans	4,910	436	NM	4,910	436	NM

Derivative receivables	624	34	NM	624	34	NM
Assets acquired in loan satisfactions	248	113	119	248	113	119

Total nonperforming assets	5,782	583	NM	5,782	583	NM
Allowance for credit losses:
Allowance for loan losses	4,703	2,654	77	4,703	2,654	77
Allowance for lending-related commitments	401	463	(13)	401	463	(13)

Total allowance for credit losses	5,104	3,117	64	5,104	3,117	64

Net charge-off rate(a)(d)	4.86%	0.07%		2.45%	0.03%
Allowance for loan losses to period-end loans retained(a)(d)	8.44	3.62		8.44	3.62
Allowance for loan losses to average loans retained(a)(d)	7.68	3.85 (i)		7.07	3.63 (i)
Allowance for loan losses to nonperforming loans retained (c)	98	657		98	657
Nonperforming loans to total period-end loans	8.14	0.48		8.14	0.48
Nonperforming loans to total average loans	7.41	0.50		6.53	0.47
Market risk-average trading and credit portfolio VaR - 99% confidence level(e)
Trading activities:
Fixed income	$243	$183	33	$237	$150	58
Foreign exchange	30	20	50	32	27	19
Equities	28	80	(65)	88	47	87
Commodities and other	38	41	(7)	34	33	3
Diversification(f)	(134)	(104)	(29)	(144)	(95)	(52)

Total trading VaR(g)	205	220	(7)	247	162	52
Credit portfolio VaR(h)	50	47	6	120	38	216
Diversification(f)	(49)	(49)	—	(99)	(39)	(154)

Total trading and credit portfolio VaR	$206	$218	(6)	$268	$161	66

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans held-for-sale and loans accounted for at fair value.

(b)	Adjusted assets, a non-GAAP financial measure, equals total assets minus: (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of consolidated variable interest entities (“VIEs”); (3) cash and securities segregated and on deposit for regulatory and other purposes; (4) goodwill and intangibles; (5) securities received as collateral; and (6) investments purchased under the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML Facility”). The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

(c)	Allowance for loan losses of $1.8 billion and $72 million were held against these nonperforming loans at September 30, 2009 and 2008, respectively. Nonperforming loans excluded distressed loans held-for-sale that were purchased as part of IB’s proprietary activities.

(d)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.

(e)	Results for year-to-date 2008 include four months of the combined Firm’s (JPMorgan Chase & Co.’s and Bear Stearns’) results and five months of heritage JPMorgan Chase & Co results. For a more complete description of value-at-risk, see pages 84-89 of this Form 10-Q.

(f)	Average VaRs were less than the sum of the VaRs of their market risk components, which was due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is usually less than the sum of the risks of the positions themselves.

(g)	Trading VaR includes predominantly all trading activities in IB. Trading VaR does not include VaR related to held-for-sale funded loans and unfunded commitments, nor the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See the DVA Sensitivity table on page 89 of this Form 10-Q for further details. Trading VaR also does not include the MSR portfolio or VaR related to other corporate functions, such as Corporate/Private Equity. Beginning in the fourth quarter of 2008, trading VaR includes the estimated credit spread sensitivity of certain mortgage products.

(h)	Includes VaR on derivative credit valuation adjustments (“CVA”), hedges of the CVA and mark-to-market hedges of the retained loan portfolio, which were all reported in principal transactions revenue. This VaR does not include the retained loan portfolio.

(i)	Excluding the impact of a loan originated in March 2008 to Bear Stearns, the adjusted ratio would be 3.76% for year-to-date 2008. The average balance of the loan extended to Bear Stearns was $2.6 billion for year-to-date 2008.
According to Thomson Reuters, for the first nine months of 2009, the Firm was ranked #1 in Global Debt, Equity and Equity-Related; #1 in Global Equity and Equity-Related; #1 in Global Long-Term Debt; #1 in Global Syndicated Loans and #4 in Global Announced M&A based on volume.
According to Dealogic, the Firm was ranked #1 in Investment Banking fees generated for the first nine months of 2009, based on revenue.

	Nine months ended September 30, 2009		Full-year 2008
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global debt, equity and equity-related	10%	#1	9%	#1
Global syndicated loans	9	#1	11	#1
Global long-term debt(b)	9	#1	9	#3
Global equity and equity-related(c)	15	#1	10	#1
Global announced M&A(d)	25	#4	28	#2
U.S. debt, equity and equity-related	15	#1	15	#2
U.S. syndicated loans	23	#1	25	#1
U.S. long-term debt(b)	14	#1	15	#2
U.S. equity and equity-related(c)	18	#1	11	#1
U.S. announced M&A(d)	33	#4	35	#2

(a)	Source: Thomson Reuters. Full-year 2008 results are pro forma for the Bear Stearns merger.

(b)	Includes asset-backed securities, mortgage-backed securities and municipal securities.

(c)	Includes rights offerings, and U.S.-domiciled equity and equity-related transactions.

(d)	Global announced M&A is based on rank value; all other rankings are based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. Global and U.S. announced M&A market share and rankings for 2008 include transactions withdrawn since December 31, 2008. U.S. announced M&A represents any U.S. involvement ranking.

RETAIL FINANCIAL SERVICES
For a discussion of the business profile of RFS, see pages 45-50 of JPMorgan Chase’s 2008 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Revenue
Lending- and deposit-related fees	$1,046	$538	94%	$2,997	$1,496	100%
Asset management, administration and commissions	408	346	18	1,268	1,098	15
Mortgage fees and related income	873	438	99	3,313	1,659	100
Credit card income	416	204	104	1,194	572	109
Other income	321	206	56	829	556	49

Noninterest revenue	3,064	1,732	77	9,601	5,381	78
Net interest income	5,154	3,231	60	15,422	9,455	63

Total net revenue	8,218	4,963	66	25,023	14,836	69

Provision for credit losses	3,988	2,056	94	11,711	6,329	85

Noninterest expense
Compensation expense	1,728	1,120	54	4,990	3,464	44
Noncompensation expense	2,385	1,559	53	7,207	4,267	69
Amortization of intangibles	83	100	(17)	249	300	(17)

Total noninterest expense	4,196	2,779	51	12,446	8,031	55

Income before income tax expense	34	128	(73)	866	476	82
Income tax expense	27	64	(58)	370	220	68

Net income	$7	$64	(89)	$496	$256	94

Financial ratios
ROE	—%	1%		3%	2%
Overhead ratio	51	56		50	54
Overhead ratio excluding core deposit intangibles(a)	50	54		49	52

(a)	Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Retail Banking’s core deposit intangible amortization expense, related to the 2006 Bank of New York transaction and the 2004 Bank One merger, of $83 million and $99 million for the quarters ended September 30, 2009 and 2008, respectively, and $248 million and $297 million for year-to-date September 30, 2009 and 2008, respectively.
Quarterly results
Net income was $7 million, a decrease of $57 million from the third quarter of 2008, as an increase in the provision for credit losses was largely offset by the positive impact of the Washington Mutual transaction.
Net revenue was $8.2 billion, an increase of $3.3 billion, or 66%, from the prior year. Net interest income was $5.2 billion, up by $1.9 billion, or 60%, reflecting the impact of the Washington Mutual transaction, wider loan spreads and higher deposit balances offset partially by lower loan balances. Noninterest revenue was $3.1 billion, up by $1.3 billion, or 77%, driven by the impact of the Washington Mutual transaction, higher net mortgage servicing revenue and higher deposit-related fees, partially offset by lower mortgage production revenue.
The provision for credit losses was $4.0 billion, an increase of $1.9 billion from the prior year. Weak economic conditions and housing price declines continued to drive higher estimated losses for the home equity and mortgage loan portfolios. The provision included an addition of $1.4 billion to the allowance for loan losses, compared with additions of $730 million in the prior year. Included in the third-quarter 2009 addition to the allowance for loan losses was a $1.1 billion increase related to estimated deterioration in the Washington Mutual purchased credit-impaired portfolio. Home equity net charge-offs were $1.1 billion (3.38% net charge-off rate; 4.25% excluding purchased credit-impaired loans), compared with $663 million (2.78% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $422 million (8.46% net charge-off rate; 12.31% excluding purchased credit-impaired loans), compared with $273 million (7.65% net charge-off rate) in the prior year. Prime mortgage net charge-offs were $525 million (2.58% net charge-off rate; 3.45% excluding purchased credit-impaired loans), compared with $177 million (1.79% net charge-off rate) in the prior year.

Noninterest expense was $4.2 billion, an increase of $1.4 billion, or 51%. The increase reflected the impact of the Washington Mutual transaction and higher servicing expense, partially offset by lower mortgage reinsurance losses.
Year-to-date results
Net income was $496 million, an increase of $240 million from the prior year, as the positive impact of the Washington Mutual transaction was partially offset by an increase in the provision for credit losses.
Net revenue was $25.0 billion, an increase of $10.2 billion, or 69%, from the prior year. Net interest income was $15.4 billion, up by $6.0 billion, or 63%, reflecting the impact of the Washington Mutual transaction, wider loan and deposit spreads and higher average deposit balances. Noninterest revenue was $9.6 billion, up by $4.2 billion, or 78%, driven by the impact of the Washington Mutual transaction and higher net mortgage servicing revenue.
The provision for credit losses was $11.7 billion, an increase of $5.4 billion from the prior year. Weak economic conditions and housing price declines continued to drive higher estimated losses for the home equity and mortgage loan portfolios. The provision included an addition of $4.3 billion to the allowance for loan losses, compared with additions of $3.2 billion in the prior year. Included in the 2009 addition to the allowance for loan losses was a $1.1 billion increase related to estimated deterioration in the Washington Mutual purchased credit-impaired portfolio. Home equity net charge-offs were $3.5 billion (3.40% net charge-off rate; 4.26% excluding purchased credit-impaired loans), compared with $1.6 billion (2.28% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $1.2 billion (7.69% net charge-off rate; 11.18% excluding purchased credit-impaired loans), compared with $614 million (5.43% net charge-off rate) in the prior year. Prime mortgage net charge-offs were $1.3 billion (2.10% net charge-off rate; 2.81% excluding purchased credit-impaired loans), compared with $331 million (1.16% net charge-off rate) in the prior year.
Noninterest expense was $12.4 billion, an increase of $4.4 billion, or 55%. The increase reflected the impact of the Washington Mutual transaction and higher servicing expense.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2009	2008	Change	2009	2008	Change

Selected balance sheet data (period-end)
Assets	$397,673	$426,435	(7)%	$397,673	$426,435	(7)%
Loans:
Loans retained	346,765	371,153	(7)	346,765	371,153	(7)
Loans held-for-sale and loans at fair value(a)	14,303	10,223	40	14,303	10,223	40

Total loans	361,068	381,376	(5)	361,068	381,376	(5)
Deposits	361,046	353,660	2	361,046	353,660	2
Equity	25,000	25,000	—	25,000	25,000	—

Selected balance sheet data (average)
Assets	$401,620	$265,367	51	$411,693	$264,400	56
Loans:
Loans retained	349,762	222,640	57	358,623	219,464	63
Loans held-for-sale and loans at fair value(a)	19,025	16,037	19	18,208	18,116	1

Total loans	368,787	238,677	55	376,831	237,580	59
Deposits	366,944	222,180	65	371,482	224,731	65
Equity	25,000	17,000	47	25,000	17,000	47

Headcount	106,951	101,826	5	106,951	101,826	5

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Credit data and quality statistics
Net charge-offs	$2,550	$1,326	92	$7,375	$3,176	132
Nonperforming loans:
Nonperforming loans retained	10,091	5,517	83	10,091	5,517	83
Nonperforming loans held-for-sale and loans at fair value	242	207	17	242	207	17

Total nonperforming loans(b)(c)(d)	10,333	5,724	81	10,333	5,724	81
Nonperforming assets(b)(c)(d)	11,883	8,085	47	11,883	8,085	47
Allowance for loan losses	13,286	7,517	77	13,286	7,517	77

Net charge-off rate(e)	2.89%	2.37%		2.75%	1.93%
Net charge-off rate excluding purchased credit-impaired loans(e)(f)	3.81	2.37		3.62	1.93
Allowance for loan losses to ending loans retained(e)	3.83	2.03		3.83	2.03
Allowance for loan losses to ending loans retained excluding purchased credit-impaired loans(e)(f)	4.63	2.56		4.63	2.56
Allowance for loan losses to nonperforming loans retained(b)(e)(f)	121	136		121	136
Nonperforming loans to total loans	2.86	1.50		2.86	1.50
Nonperforming loans to total loans excluding purchased credit-impaired loans(b)	3.72	1.88		3.72	1.88

(a)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $12.8 billion and $8.6 billion at September 30, 2009 and 2008, respectively. Average balances of these loans totaled $17.7 billion and $14.5 billion for the quarters ended September 30, 2009 and 2008, respectively, and $15.8 billion and $14.9 billion for year-to-date 2009 and 2008, respectively.

(b)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing.

(c)	Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(d)	At September 30, 2009 and 2008, nonperforming loans and assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.0 billion and $1.4 billion, respectively; (2) real estate owned insured by U.S. government agencies of $579 million and $370 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $511 million and $405 million, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

(f)	Excludes the impact of purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. During the third quarter of 2009, an allowance for loan losses of $1.1 billion was recorded for these loans. To date, no charge-offs have been recorded for these loans.
RETAIL BANKING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Noninterest revenue	$1,844	$1,089	69%	$5,365	$3,117	72%
Net interest income	2,732	1,756	56	8,065	4,972	62

Total net revenue	4,576	2,845	61	13,430	8,089	66
Provision for credit losses	208	70	197	894	181	394
Noninterest expense	2,646	1,580	67	7,783	4,699	66

Income before income tax expense	1,722	1,195	44	4,753	3,209	48
Net income	$1,043	$723	44	$2,876	$1,942	48

Overhead ratio	58%	56%		58%	58%
Overhead ratio excluding core deposit intangibles(a)	56	52		56	54

(a)	Retail Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation results in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would result in an improving overhead ratio over time, all things remaining equal. This non-GAAP ratio excludes Retail Banking’s CDI amortization expense, related to the 2006 Bank of New York transaction and the 2004 Bank One merger, of $83 million and $99 million for the quarters ended September 30, 2009 and 2008, respectively, and $248 million and $297 million for year-to-date 2009 and 2008, respectively.

Quarterly results
Retail Banking reported net income of $1.0 billion, up by $320 million, or 44%, from the prior year.
Net revenue was $4.6 billion, up by $1.7 billion, or 61%, from the prior year. The increase reflected the impact of the Washington Mutual transaction, higher deposit balances, higher deposit-related fees and wider deposit spreads.
The provision for credit losses was $208 million, compared with $70 million in the prior year, reflecting higher estimated losses for Business Banking loans.
Noninterest expense was $2.6 billion, up by $1.1 billion, or 67%. The increase reflected the impact of the Washington Mutual transaction, higher headcount-related expense and higher FDIC insurance premiums.
Year-to-date results
Retail Banking reported net income of $2.9 billion, up by $934 million, or 48%, from the prior year.
Net revenue was $13.4 billion, up by $5.3 billion, or 66%, from the prior year. The increase reflected the impact of the Washington Mutual transaction, wider deposit spreads, higher deposit balances and higher deposit-related fees.
The provision for credit losses was $894 million, compared with $181 million in the prior year, reflecting higher estimated losses for Business Banking loans.
Noninterest expense was $7.8 billion, up by $3.1 billion, or 66%. The increase reflected the impact of the Washington Mutual transaction, higher FDIC insurance premiums and higher headcount-related expense.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2009	2008	Change	2009	2008	Change

Business metrics
Selected ending balances

Business banking origination volume	$0.5	$1.2	(58)%	$1.6	$4.7	(66)%
End-of-period loans owned	17.4	18.6	(6)	17.4	18.6	(6)
End-of-period deposits:
Checking	$115.5	$106.7	8	$115.5	$106.7	8
Savings	151.6	146.4	4	151.6	146.4	4
Time and other	66.6	85.8	(22)	66.6	85.8	(22)

Total end-of-period deposits	333.7	338.9	(2)	333.7	338.9	(2)
Average loans owned	$17.7	$16.6	7	$18.0	$16.2	11
Average deposits:
Checking	$114.0	$68.0	68	$112.6	$67.5	67
Savings	151.2	105.4	43	150.1	103.9	44
Time and other	74.4	36.7	103	81.8	41.3	98

Total average deposits	339.6	210.1	62	344.5	212.7	62
Deposit margin	2.99%	3.06%		2.92%	2.86%
Average assets	$28.1	$25.6	10	$29.1	$25.6	14

Credit data and quality statistics (in millions, except ratio)
Net charge-offs	$208	$68	206	$594	$178	234
Net charge-off rate	4.66%	1.63%		4.41%	1.47%
Nonperforming assets	$816	$380	115	$816	$380	115

Retail branch business metrics

Investment sales volume (in millions)	$6,243	$4,389	42	$15,933	$13,684	16

Number of:
Branches	5,126	5,423	(5)	5,126	5,423	(5)
ATMs	15,038	14,389	5	15,038	14,389	5
Personal bankers	16,941	15,491	9	16,941	15,491	9
Sales specialists	5,530	5,899	(6)	5,530	5,899	(6)
Active online customers (in thousands)	13,852	11,682	19	13,852	11,682	19
Checking accounts (in thousands)	25,546	24,490	4	25,546	24,490	4

CONSUMER LENDING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratio)	2009	2008	Change	2009	2008	Change

Noninterest revenue	$1,220	$643	90%	$4,236	$2,264	87%
Net interest income	2,422	1,475	64	7,357	4,483	64

Total net revenue	3,642	2,118	72	11,593	6,747	72
Provision for credit losses	3,780	1,986	90	10,817	6,148	76
Noninterest expense	1,550	1,199	29	4,663	3,332	40

Income/(loss) before income tax expense	(1,688)	(1,067)	(58)	(3,887)	(2,733)	(42)

Net income/(loss)	$(1,036)	$(659)	(57)	$(2,380)	$(1,686)	(41)
Overhead ratio	43%	57%		40%	49%

Quarterly results
Consumer Lending reported a net loss of $1.0 billion, compared with a net loss of $659 million in the prior year.
Net revenue was $3.6 billion, up by $1.5 billion, or 72%, from the prior year. The increase was driven by the impact of the Washington Mutual transaction, higher mortgage fees and related income and wider loan spreads, partially offset by lower loan balances. Mortgage production revenue was negative $70 million, compared with positive $66 million in the prior year, as an increase in reserves for the repurchase of previously-sold loans was predominantly offset by wider margins on new originations. Operating revenue, which represents loan servicing revenue net of other changes in fair value of the MSR asset, was $508 million, compared with $264 million in the prior year, reflecting growth in average third-party loans serviced as a result of the Washington Mutual transaction. MSR risk management results were $435 million, compared with $108 million in the prior year.
The provision for credit losses was $3.8 billion, compared with $2.0 billion in the prior year, reflecting continued weakness in the home equity and mortgage loan portfolios (see Retail Financial Services discussion of the provision for credit losses, above, for further detail).
Noninterest expense was $1.6 billion, up by $351 million, or 29%, from the prior year, reflecting higher servicing expense due to increased delinquencies and defaults and the impact of the Washington Mutual transaction, partially offset by lower mortgage reinsurance losses.
Year-to-date results
Consumer Lending reported a net loss of $2.4 billion, compared with a net loss of $1.7 billion in the prior year.
Net revenue was $11.6 billion, up by $4.8 billion, or 72%, from the prior year. The increase was driven by the impact of the Washington Mutual transaction, higher mortgage fees and related income and wider loan spreads, partially offset by lower loan balances. Mortgage production revenue was $695 million, down $141 million from the prior year, as an increase in reserves for the repurchase of previously-sold loans was predominantly offset by wider margins on new originations. Operating revenue, which represents loan servicing revenue net of other changes in fair value of the MSR asset, was $1.1 billion, compared with $683 million in the prior year, reflecting growth in average third-party loans serviced as a result of the Washington Mutual transaction. MSR risk management results were $1.5 billion, compared with $140 million in the prior year, reflecting the positive impact of a decrease in estimated future mortgage prepayments and positive hedging results.
The provision for credit losses was $10.8 billion, compared with $6.1 billion in the prior year, reflecting continued weakness in the home equity and mortgage loan portfolios (see Retail Financial Services discussion of the provision for credit losses, above, for further detail).
Noninterest expense was $4.7 billion, up by $1.3 billion, or 40%, from the prior year, reflecting higher servicing expense due to increased delinquencies and defaults and the impact of the Washington Mutual transaction, partially offset by lower mortgage reinsurance losses.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in billions)	2009	2008	Change	2009	2008	Change

Business metrics
Selected ending balances
Loans excluding purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$104.8	$116.8	(10)%	$104.8	$116.8	(10)%
Prime mortgage	60.1	63.0	(5)	60.1	63.0	(5)
Subprime mortgage	13.3	18.1	(27)	13.3	18.1	(27)
Option ARMs	8.9	19.0	(53)	8.9	19.0	(53)
Student loans	15.5	15.3	1	15.5	15.3	1
Auto loans	44.3	43.3	2	44.3	43.3	2
Other	0.8	1.0	(20)	0.8	1.0	(20)

Total end-of-period loans	$247.7	$276.5	(10)	$247.7	$276.5	(10)

Average loans owned:
Home equity	$106.6	$94.8	12	$110.0	$95.0	16
Prime mortgage	60.6	39.7	53	63.1	38.4	64
Subprime mortgage	13.6	14.2	(4)	14.3	15.1	(5)
Option ARMs	8.9	—	NM	8.9	—	NM
Student loans	15.2	14.1	8	16.3	12.9	26
Auto loans	43.3	43.9	(1)	43.0	44.0	(2)
Other	0.9	0.9	—	1.1	1.1	—

Total average loans	$249.1	$207.6	20	$256.7	$206.5	24

Purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$27.1	$26.5	2	$27.1	$26.5	2
Prime mortgage	20.2	24.7	(18)	20.2	24.7	(18)
Subprime mortgage	6.1	3.9	56	6.1	3.9	56
Option ARMs	29.8	22.6	32	29.8	22.6	32

Total end-of-period loans	$83.2	$77.7	7	$83.2	$77.7	7

Average loans owned:
Home equity	$27.4	$—	NM	$27.9	$—	NM
Prime mortgage	20.5	—	NM	21.1	—	NM
Subprime mortgage	6.2	—	NM	6.5	—	NM
Option ARMs	30.2	—	NM	30.8	—	NM

Total average loans	$84.3	$—	NM	$86.3	$—	NM

Total consumer lending portfolio
End-of-period loans owned:
Home equity	$131.9	$143.3	(8)	$131.9	$143.3	(8)
Prime mortgage	80.3	87.7	(8)	80.3	87.7	(8)
Subprime mortgage	19.4	22.0	(12)	19.4	22.0	(12)
Option ARMs	38.7	41.6	(7)	38.7	41.6	(7)
Student loans	15.5	15.3	1	15.5	15.3	1
Auto loans	44.3	43.3	2	44.3	43.3	2
Other	0.8	1.0	(20)	0.8	1.0	(20)

Total end-of-period loans	$330.9	$354.2	(7)	$330.9	$354.2	(7)

Average loans owned:
Home equity	$134.0	$94.8	41	$137.9	$95.0	45
Prime mortgage	81.1	39.7	104	84.2	38.4	119
Subprime mortgage	19.8	14.2	39	20.8	15.1	38
Option ARMs	39.1	—	NM	39.7	—	NM
Student loans	15.2	14.1	8	16.3	12.9	26
Auto loans	43.3	43.9	(1)	43.0	44.0	(2)
Other	0.9	0.9	—	1.1	1.1	—

Total average loans owned(b)	$333.4	$207.6	61	$343.0	$206.5	66

(a)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. These loans were initially recorded at fair value and accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due.

(b)	Total average loans owned includes loans held-for-sale of $1.3 billion and $1.5 billion for the quarters ended September 30, 2009 and 2008, respectively; and $2.4 billion and $3.2 billion for year-to-date 2009 and 2008, respectively.

Credit data and quality statistics	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Net charge-offs excluding purchased credit-impaired loans(a):
Home equity	$1,142	$663	72%	$3,505	$1,621	116%
Prime mortgage	525	177	197	1,318	331	298
Subprime mortgage	422	273	55	1,196	614	95
Option ARMs	15	—	NM	34	—	NM
Auto loans	159	124	28	479	361	33
Other	79	21	276	249	71	251

Total net charge-offs	$2,342	$1,258	86	$6,781	$2,998	126

Net charge-off rate excluding purchased credit-impaired loans(a):
Home equity	4.25%	2.78%		4.26%	2.28%
Prime mortgage	3.45	1.79		2.81	1.16
Subprime mortgage	12.31	7.65		11.18	5.43
Option ARMs	0.67	—		0.51	—
Auto loans	1.46	1.12		1.49	1.10
Other	2.08	0.60		2.16	0.84
Total net charge-off rate excluding purchased credit-impaired loans(b)	3.75	2.43		3.57	1.97

Net charge-off rate — reported:
Home equity	3.38%	2.78%		3.40%	2.28%
Prime mortgage	2.58	1.79		2.10	1.16
Subprime mortgage	8.46	7.65		7.69	5.43
Option ARMs	0.15	—		0.11	—
Auto loans	1.46	1.12		1.49	1.10
Other	2.08	0.60		2.16	0.84
Total net charge-off rate — reported(b)	2.80	2.43		2.66	1.97

30+ day delinquency rate excluding purchased credit-impaired loans(c)(d)(e)	5.85%	3.16%		5.85%	3.16%
Nonperforming assets(f)(g)	$11,068	$7,705	44	$11,068	$7,705	44
Allowance for loan losses to ending loans retained	3.74%	1.95%		3.74%	1.95%
Allowance for loan losses to ending loans retained excluding purchased credit-impaired loans(a)	4.56	2.50		4.56	2.50

(a)	Excludes the impact of purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $1.1 billion has been recorded for these loans as of September 30, 2009. To date, no charge-offs have been recorded for these loans.

(b)	Average loans held-for-sale of $1.3 billion and $1.5 billion for the quarters ended September 30, 2009 and 2008, respectively, and $2.4 billion and $3.2 billion for year-to-date 2009 and 2008, respectively, were excluded when calculating the net charge-off rate.

(c)	Excluded mortgage loans that are insured by U.S. government agencies of $7.7 billion and $2.2 billion at September 30, 2009 and 2008, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(d)	Excluded loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $903 million and $787 million at September 30, 2009 and 2008, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(e)	The delinquency rate for purchased credit-impaired loans was 25.56% and 13.21% at September 30, 2009 and 2008, respectively.

(f)	At September 30, 2009 and 2008, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.0 billion and $1.4 billion, respectively; (2) real estate owned insured by U.S. government agencies of $579 million and $370 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $511 million and $405 million, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(g)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing.

Consumer Lending (continued)	Three months ended September 30,			Nine months ended September 30,
(in billions, except where otherwise noted)	2009	2008	Change	2009	2008	Change

Origination volume:
Mortgage origination volume by channel
Retail	$13.3	$8.4	58%	$41.6	$33.5	24%
Wholesale(a)	3.4	5.9	(42)	8.4	25.6	(67)
Correspondent	18.4	13.2	39	55.6	42.2	32
CNT (negotiated transactions)	2.0	10.2	(80)	10.3	39.6	(74)

Total mortgage origination volume	37.1	37.7	(2)	115.9	140.9	(18)

Home equity	0.5	2.6	(81)	2.0	14.6	(86)
Student loans	1.5	2.6	(42)	3.6	5.9	(39)
Auto loans	6.9	3.8	82	17.8	16.6	7

Application volume:
Mortgage application volume by channel
Retail	$17.8	$17.1	4	$73.5	$64.9	13
Wholesale(a)	4.7	11.7	(60)	12.7	54.2	(77)
Correspondent	23.0	18.2	26	77.0	61.3	26

Total mortgage application volume	45.5	47.0	(3)	163.2	180.4	(10)

Average mortgage loans held-for-sale and loans at fair value(b)	18.0	14.9	21	16.2	15.4	5
Average assets	373.5	239.8	56	382.6	238.8	60
Third-party mortgage loans serviced (ending)	1,098.9	1,114.8	(1)	1,098.9	1,114.8	(1)
MSR net carrying value (ending)	13.6	16.4	(17)	13.6	16.4	(17)

Supplemental mortgage fees and related income details (in millions)
Production revenue	$(70)	$66	NM	$695	$836	(17)

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,220	654	87	3,721	1,892	97
Other changes in fair value	(712)	(390)	(83)	(2,622)	(1,209)	(117)

Total operating revenue	508	264	92	1,099	683	61

Risk management:
Due to inputs or assumptions in model	(1,099)	(786)	(40)	4,042	101	NM
Derivative valuation adjustments and other	1,534	894	72	(2,523)	39	NM

Total risk management	435	108	303	1,519	140	NM

Total net mortgage servicing revenue	943	372	153	2,618	823	218

Mortgage fees and related income	873	438	99	3,313	1,659	100

(a)	Includes rural housing loans sourced through brokers and underwritten under U.S. Department of Agriculture guidelines.

(b)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. Average balances of these loans totaled $17.7 billion and $14.5 billion for the quarters ended September 30, 2009 and 2008, respectively, and $15.8 billion and $14.9 billion for year-to-date 2009 and 2008, respectively.

CARD SERVICES
For a discussion of the business profile of CS, see pages 51-53 of JPMorgan Chase’s 2008 Annual Report and page 5 of this Form 10-Q.
JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets.

Selected income statement data - managed basis	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Revenue
Credit card income	$916	$633	45%	$2,681	$1,906	41%
All other income	(85)	13	NM	(646)	223	NM

Noninterest revenue	831	646	29	2,035	2,129	(4)
Net interest income	4,328	3,241	34	13,121	9,437	39

Total net revenue	5,159	3,887	33	15,156	11,566	31

Provision for credit losses	4,967	2,229	123	14,223	6,093	133

Noninterest expense
Compensation expense	354	267	33	1,040	792	31
Noncompensation expense	829	773	7	2,552	2,377	7
Amortization of intangibles	123	154	(20)	393	482	(18)

Total noninterest expense	1,306	1,194	9	3,985	3,651	9

Income/(loss) before income tax expense	(1,114)	464	NM	(3,052)	1,822	NM
Income tax expense/(benefit)	(414)	172	NM	(1,133)	671	NM

Net income/(loss)	$(700)	$292	NM	$(1,919)	$1,151	NM

Memo: Net securitization income/(loss)	$(43)	$(28)	(54)	$(491)	$78	NM

Financial ratios
ROE	(19)%	8%		(17)%	11%
Overhead ratio	25	31		26	32

Quarterly results
Card Services reported a net loss of $700 million, a decline of $992 million from the third quarter of 2008. The decrease was driven by a higher provision for credit losses, partially offset by higher net revenue.
End-of-period managed loans were $165.2 billion, a decrease of $21.3 billion, or 11%, from the prior year. The decrease was due to lower charge volume and a higher level of charge-offs. Average managed loans were $169.2 billion, an increase of $11.6 billion, or 7%, from the prior year. Excluding the impact of the Washington Mutual transaction, end-of-period and average managed loans were $144.1 billion and $146.9 billion, respectively.
Managed net revenue was $5.2 billion, an increase of $1.3 billion, or 33%, from the prior year. Net interest income was $4.3 billion, up by $1.1 billion, or 34%, driven by the impact of the Washington Mutual transaction and wider loan spreads. These benefits were offset partially by higher revenue reversals associated with higher charge-offs, lower average loan balances and a decreased level of fees. Noninterest revenue was $831 million, up by $185 million, or 29%. The increase was driven by higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture and the impact of the Washington Mutual transaction.
The managed provision for credit losses was $5.0 billion, an increase of $2.7 billion from the prior year. The provision reflected a higher level of charge-offs and an increase of $575 million in the allowance for loan losses in the current period, compared with an increase of $250 million in the prior year. The managed net charge-off rate for the quarter was 10.30%, up from 5.00% in the prior year. The 30-day managed delinquency rate was 5.99%, up from 3.91% in the prior year. Excluding the impact of the Washington Mutual transaction, the managed net charge-off rate for the third quarter was 9.41%, and the 30-day delinquency rate was 5.38%.

Noninterest expense was $1.3 billion, an increase of $112 million, or 9%, from the prior year, due to the dissolution of the Chase Paymentech Solutions joint venture and the impact of the Washington Mutual transaction.
Year-to-date results
Net loss was $1.9 billion, a decline of $3.1 billion from the prior year. The decrease was driven by a higher provision for credit losses, partially offset by higher net revenue.
Average managed loans were $175.5 billion, an increase of $20.9 billion, or 13%, from the prior year. The increase from the prior year was predominantly due to the impact of the Washington Mutual transaction. Excluding the impact of the Washington Mutual transaction, average managed loans were $150.8 billion.
Managed net revenue was $15.2 billion, an increase of $3.6 billion, or 31%, from the prior year. Net interest income was $13.1 billion, up by $3.7 billion, or 39%, from the prior year, driven by the impact of the Washington Mutual transaction and wider loan spreads. These benefits were offset partially by higher revenue reversals associated with higher charge-offs and a decreased level of fees. Noninterest revenue was $2.0 billion, a decrease of $94 million, or 4%, from the prior year. The decline was driven by lower securitization income combined with an increase in the credit enhancement for securitization trusts, partially offset by higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture and the impact of the Washington Mutual transaction.
The managed provision for credit losses was $14.2 billion, an increase of $8.1 billion from the prior year. The provision reflected a higher level of charge-offs and an increase of $2.0 billion in the allowance for loan losses in the current period, compared with an increase of $550 million in the prior year. The managed net charge-off rate was 9.32%, up from 4.79% in the prior year. Excluding the impact of the Washington Mutual transaction, the managed net charge-off rate was 8.39%.
Noninterest expense was $4.0 billion, an increase of $334 million, or 9%, from the prior year, due to the impact of the Washington Mutual transaction and the dissolution of the Chase Paymentech Solutions joint venture, partially offset by lower marketing expense.

Selected metrics
(in millions, except headcount, ratios and	Three months ended September 30,			Nine months ended September 30,
where otherwise noted)	2009	2008	Change	2009	2008	Change

Financial metrics
Percentage of average managed outstandings:
Net interest income	10.15%	8.18%		10.00%	8.15%
Provision for credit losses	11.65	5.63		10.84	5.26
Noninterest revenue	1.95	1.63		1.55	1.84
Risk adjusted margin(a)	0.45	4.19		0.71	4.73
Noninterest expense	3.06	3.01		3.04	3.15
Pretax income/(loss) (ROO)(b)	(2.61)	1.17		(2.32)	1.57
Net income/(loss)	(1.64)	0.74		(1.46)	0.99

Business metrics
Charge volume (in billions)	$82.6	$93.9	(12)%	$241.4	$272.9	(12)%
Net accounts opened (in millions)(c)	2.4	16.6	(86)	7.0	23.6	(70)
Credit cards issued (in millions)	146.6	171.9	(15)	146.6	171.9	(15)
Number of registered internet customers (in millions)	31.3	34.3	(9)	31.3	34.3	(9)
Merchant acquiring business(d)
Bank card volume (in billions)	$103.5	$197.1	(47)	$299.3	$578.8	(48)
Total transactions (in billions)	4.5	5.7	(21)	13.1	16.5	(21)

Selected balance sheet data (period-end)
Loans:
Loans on balance sheets	$78,215	$92,881	(16)	$78,215	$92,881	(16)
Securitized loans	87,028	93,664	(7)	87,028	93,664	(7)

Managed loans	$165,243	$186,545	(11)	$165,243	$186,545	(11)

Equity	$15,000	$15,000	—	$15,000	$15,000	—

Selected balance sheet data (average)
Managed assets	$192,141	$169,413	13	$195,517	$163,560	20
Loans:
Loans on balance sheets	$83,146	$79,183	5	$90,154	$78,090	15
Securitized loans	86,017	78,371	10	85,352	76,564	11

Managed average loans	$169,163	$157,554	7	$175,506	$154,654	13

Equity	$15,000	$14,100	6	$15,000	$14,100	6

Headcount	22,850	22,283	3	22,850	22,283	3

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Managed credit quality statistics
Net charge-offs	$4,392	$1,979	122%	$12,238	$5,543	121%
Net charge-off rate(e)	10.30%	5.00%		9.32%	4.79%
Managed delinquency rates
30+ day(e)	5.99%	3.91%		5.99%	3.91%
90+ day(e)	2.76	1.77		2.76	1.77

Allowance for loan losses(f)	$9,297	$5,946	56	$9,297	$5,946	56
Allowance for loan losses to period-end loans(f)(g)	11.89%	6.40%		11.89%	6.40%

Key stats — Washington Mutual only
Managed loans	$21,163	$27,235	(22)	$21,163	$27,235	(22)
Managed average loans	22,287		NM	24,742		NM
Net interest income(h)	17.04%			17.11%
Risk adjusted margin(a)(h)	(4.45)			(1.01)
Net charge-off rate(i)	21.94			18.32
30+ day delinquency rate(i)	12.44	7.53%		12.44	7.53%
90+ day delinquency rate(i)	6.21	3.51		6.21	3.51

Key stats — excluding Washington Mutual
Managed loans	$144,080	$159,310	(10)	$144,080	$159,310	(10)
Managed average loans	146,876	157,554	(7)	150,764	154,654	(3)
Net interest income(h)	9.10%	8.18%		8.83%	8.15%
Risk adjusted margin(a)(h)	1.19	4.19		0.99	4.73
Net charge-off rate	9.41	5.00		8.39	4.79
30+ day delinquency rate	5.38	3.69		5.38	3.69
90+ day delinquency rate	2.48	1.74		2.48	1.74

(a)	Represents total net revenue less provision for credit losses.

(b)	Pretax return on average managed outstandings.

(c)	Third quarter of 2008 included approximately 13 million credit card accounts acquired by JPMorgan Chase in the Washington Mutual transaction.

(d)	The Chase Paymentech Solutions joint venture was dissolved effective November 1, 2008. JPMorgan Chase retained approximately 51% of the business and operates the business under the name Chase Paymentech Solutions. For the three and nine months ended September 30, 2008, the data presented represents activity for the Chase Paymentech Solutions joint venture, and for the three and nine months ended September 30, 2009, the data presented represents activity for Chase Paymentech Solutions.

(e)	Results reflect the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the Washington Mutual Master Trust.

(f)	Based on loans on balance sheets (“reported basis”).

(g)	Includes $3.0 billion of loans at September 30, 2009, held by the Washington Mutual Master Trust, which were consolidated onto the Card Services balance sheet at fair value during the second quarter of 2009. No allowance for loan losses was recorded for these loans as of September 30, 2009. Excluding these loans, the allowance for loan losses to period-end loans was 12.36%.

(h)	As a percentage of average managed outstandings.

(i)	Excludes the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the Washington Mutual Master Trust.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009	2008	Change	2009	2008	Change

Income statement data(a)
Credit card income
Reported	$1,201	$1,476	(19)%	$3,800	$4,529	(16)%
Securitization adjustments	(285)	(843)	66	(1,119)	(2,623)	57

Managed credit card income	$916	$633	45	$2,681	$1,906	41

Net interest income
Reported	$2,345	$1,525	54	$7,176	$4,430	62
Securitization adjustments	1,983	1,716	16	5,945	5,007	19

Managed net interest income	$4,328	$3,241	34	$13,121	$9,437	39

Total net revenue
Reported	$3,461	$3,014	15	$10,330	$9,182	13
Securitization adjustments	1,698	873	95	4,826	2,384	102

Managed total net revenue	$5,159	$3,887	33	$15,156	$11,566	31

Provision for credit losses
Reported	$3,269	$1,356	141	$9,397	$3,709	153
Securitization adjustments	1,698	873	95	4,826	2,384	102

Managed provision for credit losses	$4,967	$2,229	123	$14,223	$6,093	133

Balance sheet — average balances(a)
Total average assets
Reported	$109,362	$93,701	17	$113,134	$89,594	26
Securitization adjustments	82,779	75,712	9	82,383	73,966	11

Managed average assets	$192,141	$169,413	13	$195,517	$163,560	20

Credit quality statistics(a)
Net charge-offs
Reported	$2,694	$1,106	144	$7,412	$3,159	135
Securitization adjustments	1,698	873	95	4,826	2,384	102

Managed net charge-offs	$4,392	$1,979	122	$12,238	$5,543	121

Net charge-off rates
Reported	12.85%	5.56%		10.99%	5.40%
Securitized	7.83	4.43		7.56	4.16
Managed net charge-off rate	10.30	5.00		9.32	4.79

(a)	JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance and overall performance of the underlying credit card loans, both sold and not sold; as the same borrower is continuing to use the credit card for ongoing charges, a borrower’s credit performance will affect both the receivables sold and those not sold. Thus, in its disclosures regarding managed receivables, JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income versus managed earnings; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 54-55 of JPMorgan Chase’s 2008 Annual Report and page 6 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Revenue
Lending- and deposit-related fees	$269	$212	27%	$802	$612	31%
Asset management, administration and commissions	35	29	21	105	81	30
All other income(a)	170	147	16	447	412	8

Noninterest revenue	474	388	22	1,354	1,105	23
Net interest income	985	737	34	2,960	2,193	35

Total net revenue	1,459	1,125	30	4,314	3,298	31

Provision for credit losses	355	126	182	960	274	250

Noninterest expense
Compensation expense	196	177	11	593	528	12
Noncompensation expense	339	298	14	1,008	882	14
Amortization of intangibles	10	11	(9)	32	37	(14)

Total noninterest expense	545	486	12	1,633	1,447	13

Income before income tax expense	559	513	9	1,721	1,577	9
Income tax expense	218	201	8	674	618	9

Net income	$341	$312	9	$1,047	$959	9

Revenue by product:
Lending	$675	$377	79	$2,024	$1,132	79
Treasury services	672	643	5	1,997	1,889	6
Investment banking	99	87	14	286	246	16
Other	13	18	(28)	7	31	(77)

Total Commercial Banking revenue	$1,459	$1,125	30	$4,314	$3,298	31

IB revenue, gross(b)	$301	$252	19	$835	$725	15

Revenue by business:
Middle Market Banking	$771	$729	6	$2,295	$2,143	7
Commercial Term Lending(c)	232	—	NM	684	—	NM
Mid-Corporate Banking	278	236	18	825	678	22
Real Estate Banking(c)	121	91	33	361	282	28
Other(c)	57	69	(17)	149	195	(24)

Total Commercial Banking revenue	$1,459	$1,125	30	$4,314	$3,298	31

Financial ratios
ROE	17%	18%		17%	18%
Overhead ratio	37	43		38	44

(a)	Revenue from investment banking products sold to CB clients and commercial card revenue is included in all other income.

(b)	Represents the total revenue related to investment banking products sold to CB clients.

(c)	Results for 2009 include total net revenue on net assets acquired in the Washington Mutual transaction.

Quarterly results
Net income was $341 million, an increase of $29 million, or 9%, from the third quarter of 2008. Higher net revenue, reflecting the impact of the Washington Mutual transaction, was predominantly offset by a higher provision for credit losses and higher noninterest expense.
Net revenue was $1.5 billion, an increase of $334 million, or 30%, from the prior year. Net interest income was $985 million, up by $248 million, or 34%, driven by the impact of the Washington Mutual transaction. Excluding Washington Mutual, net interest income was flat compared with the prior year, as spread compression on liability products and lower loan balances were offset by wider loan spreads, a shift to higher-spread liability products and overall growth in liability balances. Noninterest revenue was $474 million, an increase of $86 million, or 22%, reflecting higher lending- and deposit-related fees.
Revenue from Middle Market Banking was $771 million, an increase of $42 million, or 6%, from the prior year. Revenue from Commercial Term Lending (a new business resulting from the Washington Mutual transaction) was $232 million. Revenue from Mid-Corporate Banking was $278 million, an increase of $42 million, or 18%, from the prior year. Revenue from Real Estate Banking was $121 million, an increase of $30 million, or 33%, from the prior year due to the impact of the Washington Mutual transaction.
The provision for credit losses was $355 million, compared with $126 million in the prior year, reflecting continued deterioration in the credit environment across all business segments, particularly real estate-related segments. Net charge-offs were $291 million (1.11% net charge-off rate), compared with $40 million (0.22% net charge-off rate) in the prior year. The allowance for loan losses to end-of-period loans retained was 3.01%, up from 2.30% in the prior year. Nonperforming loans were $2.3 billion, up by $1.5 billion from the prior year.
Noninterest expense was $545 million, an increase of $59 million, or 12%, from the prior year, due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums.
Year-to-date results
Net income was $1.0 billion, an increase of $88 million, or 9%, from the prior year, as higher net revenue reflecting the impact of the Washington Mutual transaction, was predominantly offset by a higher provision for credit losses and higher noninterest expense.
Net revenue was $4.3 billion, an increase of $1.0 billion, or 31%, from the prior year. Net interest income of $3.0 billion increased by $767 million, or 35%, driven by the impact of the Washington Mutual transaction. Noninterest revenue was $1.4 billion, an increase of $249 million, or 23%, from the prior year, reflecting higher lending- and deposit-related fees and higher investment banking fees.
Revenue from Middle Market Banking was $2.3 billion, an increase of $152 million, or 7%, from the prior year. Revenue from Commercial Term Lending (a new business resulting from the Washington Mutual transaction) was $684 million. Mid-Corporate Banking revenue was $825 million, an increase of $147 million, or 22%. Real Estate Banking revenue was $361 million, an increase of $79 million, or 28%, due to the impact of the Washington Mutual transaction.
The provision for credit losses was $960 million, compared with $274 million in the prior year, reflecting continued deterioration in the credit environment across all business segments. Net charge-offs were $606 million (0.75% net charge-off rate), compared with $170 million (0.32% net charge-off rate) in the prior year. The allowance for loan losses to end-of-period loans retained was 3.01%, up from 2.30% in the prior year. Nonperforming loans were $2.3 billion, an increase of $1.5 billion from the prior year.
Noninterest expense was $1.6 billion, an increase of $186 million, or 13%, from the prior year, due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums.

Selected metrics
	Three months ended September 30,				Nine months ended September 30,
(in millions, except headcount and ratios)	2009	2008		Change	2009	2008		Change

Selected balance sheet data (period-end):
Loans:
Loans retained	$101,608	$117,316		(13)%	$101,608	$117,316		(13)%
Loans held-for-sale and loans at fair value	288	313		(8)	288	313		(8)

Total loans	101,896	117,629		(13)	101,896	117,629		(13)
Equity	8,000	8,000		—	8,000	8,000		—

Selected balance sheet data (average):
Total assets	$130,316	$101,681		28	$137,248	$102,374		34
Loans:
Loans retained	103,752	71,901		44	108,654	70,038		55
Loans held-for-sale and loans at fair value	297	397		(25)	294	432		(32)

Total loans	104,049	72,298		44	108,948	70,470		55
Liability balances(a)	109,293	99,410		10	110,012	99,430		11
Equity	8,000	7,000		14	8,000	7,000		14

Average loans by business:
Middle Market Banking	$36,200	$43,155		(16)	$38,357	$42,052		(9)
Commercial Term Lending(b)	36,943	—		NM	36,907	—		NM
Mid-Corporate Banking	14,933	16,491		(9)	16,774	15,669		7
Real Estate Banking(b)	11,547	7,513		54	12,380	7,490		65
Other(b)	4,426	5,139		(14)	4,530	5,259		(14)

Total Commercial Banking loans	$104,049	$72,298		44	$108,948	$70,470		55

Headcount	4,177	5,298		(21)	4,177	5,298		(21)

Credit data and quality statistics:
Net charge-offs	$291	$40		NM	$606	$170		256
Nonperforming loans:
Nonperforming loans retained(c)	2,284	844		171	2,284	844		171
Nonperforming loans held-for-sale and loans at fair value	18	—		NM	18	—		NM

Total nonperforming loans	2,302	844		173	2,302	844		173
Nonperforming assets	2,461	923		167	2,461	923		167
Allowance for credit losses:
Allowance for loan losses	3,063	2,698		14	3,063	2,698		14
Allowance for lending-related commitments	300	191		57	300	191		57

Total allowance for credit losses	3,363	2,889		16	3,363	2,889		16

Net charge-off rate	1.11%	0.22%			0.75%	0.32%
Allowance for loan losses to period-end loans retained	3.01	2.30			3.01	2.30
Allowance for loan losses to average loans retained	2.95	2.32	(d)		2.82	3.18	(d)
Allowance for loan losses to nonperforming loans retained	134	320			134	320
Nonperforming loans to total period-end loans	2.26	0.72			2.26	0.72
Nonperforming loans to total average loans	2.21	0.72	(d)		2.11	0.99	(d)

(a)	Liability balances include deposits and deposits swept to on-balance sheet liabilities, such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.

(b)	Results for 2009 include loans acquired in the Washington Mutual transaction.

(c)	Allowance for loan losses of $496 million and $135 million were held against nonperforming loans retained at September 30, 2009 and 2008, respectively.

(d)	Average loans in the calculation of this ratio were adjusted to include $44.5 billion of loans acquired from Washington Mutual as if the transaction occurred on July 1, 2008. Excluding this adjustment, the unadjusted allowance for loan losses to average loans retained and nonperforming loans to total average loans ratios would have been 3.75% and 1.17%, respectively, for the period ended September 30, 2008, and 3.85% and 1.20%, respectively, for the nine months ended September 30, 2008.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 56-57 of JPMorgan Chase’s 2008 Annual Report and page 6 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2009	2008	Change	2009	2008	Change

Revenue
Lending- and deposit-related fees	$316	$290	9%	$955	$842	13%
Asset management, administration and commissions	620	719	(14)	1,956	2,385	(18)
All other income	201	221	(9)	619	649	(5)

Noninterest revenue	1,137	1,230	(8)	3,530	3,876	(9)
Net interest income	651	723	(10)	1,979	2,009	(1)

Total net revenue	1,788	1,953	(8)	5,509	5,885	(6)

Provision for credit losses	13	18	(28)	2	37	(95)
Credit reimbursement to IB(a)	(31)	(31)	—	(91)	(91)	—

Noninterest expense
Compensation expense	629	664	(5)	1,876	1,974	(5)
Noncompensation expense	633	661	(4)	1,954	1,864	5
Amortization of intangibles	18	14	29	57	46	24

Total noninterest expense	1,280	1,339	(4)	3,887	3,884	—

Income before income tax expense	464	565	(18)	1,529	1,873	(18)
Income tax expense	162	159	2	540	639	(15)

Net income	$302	$406	(26)	$989	$1,234	(20)

Revenue by business
Treasury Services(b)	$919	$946	(3)	$2,784	$2,711	3
Worldwide Securities Services(b)	869	1,007	(14)	2,725	3,174	(14)

Total net revenue	$1,788	$1,953	(8)	$5,509	$5,885	(6)
Financial ratios
ROE	24%	46%		26%	47%
Overhead ratio	72	69		71	66
Pretax margin ratio(c)	26	29		28	32

Selected balance sheet data (period-end)
Loans	$19,693	$40,675	(52)	$19,693	$40,675	(52)
Equity	5,000	4,500	11	5,000	4,500	11

Selected balance sheet data (average)
Total assets	$33,117	$49,386	(33)	$35,753	$54,243	(34)
Loans(d)	17,062	26,650	(36)	18,231	24,527	(26)
Liability balances(e)	231,502	259,992	(11)	247,219	260,882	(5)
Equity	5,000	3,500	43	5,000	3,500	43

Headcount	26,389	27,592	(4)	26,389	27,592	(4)

(a)	IB credit portfolio group manages certain exposures on behalf of clients shared with TSS. TSS reimburses IB for a portion of the total cost of managing the credit portfolio. IB recognizes this credit reimbursement as a component of noninterest revenue.

(b)	Reflects an internal reorganization for escrow products from Worldwide Securities Services to Treasury Services revenue of $38 million and $49 million for the three months ended September 30, 2009 and 2008, respectively, and $129 million and $148 million for the nine months ended September 30, 2009 and 2008, respectively.

(c)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

(d)	Loan balances include wholesale overdrafts, commercial card and trade finance loans.

(e)	Liability balances include deposits and deposits swept to on-balance sheet liabilities, such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.

Quarterly results
Net income was $302 million, a decrease of $104 million, or 26%, from the third quarter of 2008. The decrease was driven by lower net revenue, offset partially by lower noninterest expense.
Net revenue was $1.8 billion, a decrease of $165 million, or 8%, from the prior year. Worldwide Securities Services net revenue was $869 million, a decrease of $138 million, or 14%. The decrease was driven by lower securities lending balances, primarily as a result of declines in asset valuations and demand, lower spreads and balances on liability products, and the effect of market depreciation on certain custody assets. Treasury Services net revenue was $919 million, a decrease of $27 million, or 3%. The decrease reflected spread compression on deposit products offset by higher trade revenue driven by wider spreads, and higher card product volumes. TSS firmwide net revenue, which includes net revenue recorded in other lines of business, was $2.5 billion, a decrease of $149 million, or 6%, primarily due to declines in Worldwide Securities Services. Treasury Services firmwide net revenue was $1.7 billion, flat compared with the prior year.
The provision for credit losses was $13 million, a decrease of $5 million from the prior year.
Noninterest expense was $1.3 billion, a decrease of $59 million, or 4%. The decrease reflected lower headcount-related expense, partially offset by higher FDIC insurance premiums.
Year-to-date results
Net income was $989 million, a decrease of $245 million, or 20%, from the prior year, driven by lower net revenue.
Net revenue was $5.5 billion, a decrease of $376 million, or 6%, from the prior year. Worldwide Securities Services net revenue was $2.7 billion, a decrease of $449 million, or 14%, from the prior year. The decrease was driven by lower securities lending balances, primarily as a result of declines in asset valuations and demand, as well as the effect of market depreciation on certain custody assets. Treasury Services net revenue was $2.8 billion, an increase of $73 million, or 3%, reflecting higher trade revenue driven by wider spreads and growth across cash management and card product volumes, partially offset by spread compression on deposit products. TSS firmwide net revenue, which includes net revenue recorded in other lines of business, was $7.7 billion, a decrease of $297 million, or 4%, compared with the prior year, primarily due to declines in Worldwide Securities Services. Treasury Services firmwide net revenue grew to $5.0 billion, an increase of $152 million, or 3%, from the prior year.
The provision for credit losses was $2 million, a decrease of $35 million from the prior year.
Noninterest expense was $3.9 billion, flat compared with the prior year, reflecting higher FDIC insurance premiums, offset by lower headcount-related expense.

Selected metrics
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2009	2008	Change	2009	2008	Change

TSS firmwide disclosures
Treasury Services revenue - reported(a)	$919	$946	(3)%	$2,784	$2,711	3%
Treasury Services revenue reported in CB	672	643	5	1,997	1,889	6
Treasury Services revenue reported in other lines of business	63	76	(17)	188	217	(13)

Treasury Services firmwide revenue(a)(b)	1,654	1,665	(1)	4,969	4,817	3
Worldwide Securities Services revenue(a)	869	1,007	(14)	2,725	3,174	(14)

Treasury & Securities Services firmwide revenue(b)	$2,523	$2,672	(6)	$7,694	$7,991	(4)

Treasury Services firmwide liability balances (average)(c)(d)	$261,059	$248,075	5	$269,568	$247,956	9
Treasury & Securities Services firmwide liability balances (average)(c)	340,795	359,401	(5)	357,231	360,302	(1)

TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(e)	52%	52%		52%	53%
Treasury & Securities Services firmwide overhead ratio(e)	62	60		61	59

Firmwide business metrics
Assets under custody (in billions)	$14,887	$14,417	3	$14,887	$14,417	3

Number of:
U.S.$ ACH transactions originated (in millions)	965	997	(3)	2,921	2,994	(2)
Total U.S.$ clearing volume (in thousands)	28,604	29,277	(2)	83,983	86,396	(3)
International electronic funds transfer volume (in thousands)(f)	48,533	41,831	16	139,994	123,302	14
Wholesale check volume (in millions)	530	595	(11)	1,670	1,836	(9)
Wholesale cards issued (in thousands)(g)	26,977	21,858	23	26,977	21,858	23

Credit data and quality statistics
Net charge-offs (recoveries)	$—	$—	—	$19	$(2)	NM
Nonperforming loans	14	—	NM	14	—	NM
Allowance for credit losses:
Allowance for loan losses	15	47	(68)	15	47	(68)
Allowance for lending-related commitments	104	45	131	104	45	131

Total allowance for credit losses	119	92	29	119	92	29

Net charge-off (recovery) rate	—%	—%		0.14%	(0.01)%
Allowance for loan losses to period-end loans	0.08	0.12		0.08	0.12
Allowance for loan losses to average loans	0.09	0.18		0.08	0.19
Allowance for loan losses to nonperforming loans	107	NM		107	NM
Nonperforming loans to period-end loans	0.07	—		0.07	—
Nonperforming loans to average loans	0.08	—		0.08	—

(a)	Reflects an internal reorganization for escrow products, from Worldwide Securities Services to Treasury Services revenue, of $38 million and $49 million for the three months ended September 30, 2009 and 2008, respectively, and $129 million and $148 million for the nine months ended September 30, 2009 and 2008, respectively.

(b)	TSS firmwide revenue includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB. However, some of the FX revenue associated with TSS customers who are FX customers of IB is not included in TS and TSS firmwide revenue. These amounts were $154 million and $196 million, for the three months ended September 30, 2009 and 2008, respectively, and $499 million and $609 million for the nine months ended September 30, 2009 and 2008, respectively.

(c)	Firmwide liability balances include liability balances recorded in Commercial Banking.

(d)	Reflects an internal reorganization for escrow products, from Worldwide Securities Services to Treasury Services liability balances, of $13.9 billion and $20.3 billion for the three months ended September 30, 2009 and 2008, respectively, and $15.6 billion and $21.2 billion for the nine months ended September 30, 2009 and 2008, respectively.

(e)	Overhead ratios have been calculated based on firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in IB for TSS-related FX activity are not included in this ratio.

(f)	International electronic funds transfer includes non-U.S. dollar ACH and clearing volume.

(g)	Wholesale cards issued include domestic commercial, stored value, prepaid and government electronic benefit card products.
ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 58-60 of JPMorgan Chase’s 2008 Annual Report and on page 6 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2009	2008	Change	2009	2008	Change

Revenue
Asset management, administration and commissions	$1,443	$1,538	(6)%	$3,989	$4,642	(14)%
All other income	238	43	453	560	232	141

Noninterest revenue	1,681	1,581	6	4,549	4,874	(7)
Net interest income	404	380	6	1,221	1,052	16

Total net revenue	2,085	1,961	6	5,770	5,926	(3)

Provision for credit losses	38	20	90	130	53	145

Noninterest expense
Compensation expense	858	816	5	2,468	2,527	(2)
Noncompensation expense	474	525	(10)	1,478	1,496	(1)
Amortization of intangibles	19	21	(10)	57	62	(8)

Total noninterest expense	1,351	1,362	(1)	4,003	4,085	(2)

Income before income tax expense	696	579	20	1,637	1,788	(8)
Income tax expense	266	228	17	631	686	(8)

Net income	$430	$351	23	$1,006	$1,102	(9)

Revenue by client segment
Private Bank	$639	$631	1	$1,862	$1,935	(4)
Institutional	534	486	10	1,481	1,448	2
Retail	471	399	18	1,135	1,355	(16)
Private Wealth Management	339	352	(4)	985	1,057	(7)
Bear Stearns Private Client Services	102	93	10	307	131	134

Total net revenue	$2,085	$1,961	6	$5,770	$5,926	(3)

Financial ratios
ROE	24%	25%		19%	28%
Overhead ratio	65	69		69	69
Pretax margin ratio(a)	33	30		28	30

(a)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

Quarterly results
Net income was $430 million, an increase of $79 million, or 23%, from the third quarter of 2008, as higher net revenue and lower noninterest expense were offset partially by a higher provision for credit losses.
Net revenue was $2.1 billion, an increase of $124 million, or 6%, from the prior year. Noninterest revenue was $1.7 billion, an increase of $100 million, or 6%, due to gains on the Firm’s seed capital investments and net inflows, largely offset by the effect of lower market levels and decreased placement fees. Net interest income was $404 million, up by $24 million, or 6%, from the prior year, due to wider loan spreads and higher deposit balances, largely offset by narrower deposit spreads and lower loan balances.
Revenue from the Private Bank was $639 million, up 1%, from the prior year. Revenue from Institutional was $534 million, up 10%. Revenue from Retail was $471 million, up 18%. Revenue from Private Wealth Management was $339 million, down 4%. Revenue from Bear Stearns Private Client Services was $102 million, up 10%.
The provision for credit losses was $38 million, an increase of $18 million from the prior year, reflecting continued deterioration in the credit environment.
Noninterest expense was $1.4 billion, down by $11 million, or 1%, from the prior year. The decrease was due to lower headcount-related expense, offset by higher performance-based compensation and higher FDIC insurance premiums.
Year-to-date results
Net income was $1.0 billion, a decrease of $96 million, or 9%, from the prior year, due to lower net revenue and a higher provision for credit losses offset partially by lower noninterest expense.
Net revenue was $5.8 billion, a decrease of $156 million, or 3%, from the prior year. Noninterest revenue was $4.5 billion, a decrease of $325 million, or 7%, due to the effect of lower market levels, lower placement fees and lower performance fees; these effects were offset predominantly by gains on the Firm’s seed capital investments, the benefit from the Bear Stearns merger and net inflows. Net interest income was $1.2 billion, up by $169 million, or 16%, from the prior year, predominantly due to wider loan spreads and higher deposit balances, partially offset by lower loan balances.
Revenue from the Private Bank was $1.9 billion, down 4%, from the prior year. Revenue from Institutional was $1.5 billion, up 2%. Revenue from Retail was $1.1 billion, down 16%. Revenue from Private Wealth Management was $985 million, down 7%. Bear Stearns Private Client Services contributed $307 million to revenue.
The provision for credit losses was $130 million, an increase of $77 million from the prior year, reflecting continued deterioration in the credit environment.
Noninterest expense was $4.0 billion, a decrease of $82 million, or 2%, from the prior year due to lower headcount-related expense and lower performance-based compensation, offset predominantly by the effect of the Bear Stearns merger and higher FDIC insurance premiums.

Business metrics

(in millions, except headcount, ratios and	Three months ended September 30,			Nine months ended September 30,
ranking data, and where otherwise noted)	2009	2008	Change	2009	2008	Change

Number of:
Client advisors(a)	1,891	1,814	4%	1,891	1,814	4%
Retirement planning services participants	1,620,000	1,492,000	9	1,620,000	1,492,000	9
Bear Stearns brokers	365	323	13	365	323	13
% of customer assets in 4 & 5 Star Funds(b)	39%	39%	—	39%	39%	—
% of AUM in 1st and 2nd quartiles:(c)
1 year	60%	49%	22	60%	49%	22
3 years	70%	67%	4	70%	67%	4
5 years	74%	77%	(4)	74%	77%	(4)

Selected balance sheet data (period-end)
Loans	$35,925	$39,720	(10)	$35,925	$39,720	(10)
Equity	7,000	7,000	—	7,000	7,000	—

Selected balance sheet data (average)
Total assets	$60,345	$71,189	(15)	$59,309	$65,518	(9)
Loans	34,822	39,750	(12)	34,567	38,552	(10)
Deposits	73,649	65,621	12	76,888	67,918	13
Equity	7,000	5,500	27	7,000	5,190	35

Headcount	14,919	15,493	(4)	14,919	15,493	(4)

Credit data and quality statistics
Net charge-offs (recoveries)	$17	$(1)	NM	$82	$(1)	NM
Nonperforming loans	409	121	238	409	121	238
Allowance for credit losses:
Allowance for loan losses	251	170	48	251	170	48
Allowance for lending-related commitments	5	5	—	5	5	—

Total allowance for credit losses	256	175	46	256	175	46

Net charge-off (recovery) rate	0.19%	(0.01)%		0.32%	—%
Allowance for loan losses to period-end loans	0.70	0.43		0.70	0.43
Allowance for loan losses to average loans	0.72	0.43		0.73	0.44
Allowance for loan losses to nonperforming loans	61	140		61	140
Nonperforming loans to period-end loans	1.14	0.30		1.14	0.30
Nonperforming loans to average loans	1.17	0.30		1.18	0.31

(a)	Prior periods have been restated to conform to current methodologies.

(b)	Derived from the following rating services: Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Derived from the following rating services: Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.

Assets under supervision
Assets under supervision were $1.7 trillion, an increase of $108 billion, or 7%, from the prior year. Assets under management were $1.3 trillion, an increase of $106 billion, or 9%. The increases were due to inflows in liquidity, fixed income and equity products, partially offset by the effect of lower market levels and outflows in alternative products. Custody, brokerage, administration and deposit balances were $411 billion, up by $2 billion, due to brokerage inflows in the Private Bank, partially offset by the effect of lower market levels on custody and brokerage balances.

ASSETS UNDER SUPERVISION(a) (in billions)
As of September 30,	2009	2008

Assets by asset class

Liquidity	$634	$524
Fixed income	215	189
Equities & balanced	316	308
Alternatives	94	132

Total assets under management	1,259	1,153
Custody/brokerage/administration/deposits	411	409

Total assets under supervision	$1,670	$1,562

Assets by client segment

Institutional	$737	$653
Private Bank	180	194
Retail	256	223
Private Wealth Management	71	75
Bear Stearns Private Client Services	15	8

Total assets under management	$1,259	$1,153

Institutional	$737	$653
Private Bank	414	417
Retail	339	303
Private Wealth Management	131	134
Bear Stearns Private Client Services	49	55

Total assets under supervision	$1,670	$1,562

Assets by geographic region

U.S./Canada	$862	$785
International	397	368

Total assets under management	$1,259	$1,153

U.S./Canada	$1,179	$1,100
International	491	462

Total assets under supervision	$1,670	$1,562

Mutual fund assets by asset class
Liquidity	$576	$470
Fixed income	57	44
Equities	133	127
Alternatives	10	7

Total mutual fund assets	$776	$648

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm retained 42% and 43% ownership at September 30, 2009 and 2008, respectively.

	Three months ended September 30,		Nine months ended September 30,
Assets under management rollforward	2009	2008	2009	2008

Beginning balance	$1,171	$1,185	$1,133	$1,193
Net asset flows:
Liquidity	9	55	21	124
Fixed income	13	(4)	22	(5)
Equities, balanced and alternatives	12	(5)	9	(29)
Market/performance/other impacts	54	(78)	74	(130)

Total assets under management	$1,259	$1,153	$1,259	$1,153

Assets under supervision rollforward

Beginning balance	$1,543	$1,611	$1,496	$1,572
Net asset flows	45	61	61	108
Market/performance/other impacts	82	(110)	113	(118)

Total assets under supervision	$1,670	$1,562	$1,670	$1,562

CORPORATE / PRIVATE EQUITY
For a discussion of the business profile of Corporate/Private Equity, see pages 61–63 of JPMorgan Chase’s 2008 Annual Report.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount)	2009	2008	Change	2009	2008	Change

Revenue
Principal transactions	$1,109	$(1,876)	NM	$859	$(1,968)	NM
Securities gains	181	440	(59)%	761	1,138	(33)%
All other income(a)	273	(275)	NM	45	988	(95)

Noninterest revenue	1,563	(1,711)	NM	1,665	158	NM
Net interest income (expense)	1,031	(125)	NM	2,885	(521)	NM

Total net revenue	2,594	(1,836)	NM	4,550	(363)	NM

Provision for credit losses(b)	62	1,977	(97)	71	2,014	(96)

Noninterest expense
Compensation expense	768	652	18	2,064	1,902	9
Noncompensation expense(c)	875	563	55	2,539	1,168	117
Merger costs	103	96	7	451	251	80

Subtotal	1,746	1,311	33	5,054	3,321	52
Net expense allocated to other businesses	(1,243)	(1,150)	(8)	(3,775)	(3,277)	(15)

Total noninterest expense	503	161	212	1,279	44	NM

Income/(loss) before income tax expense and extraordinary gain	2,029	(3,974)	NM	3,200	(2,421)	NM
Income tax expense/(benefit)	818	(1,613)	NM	1,443	(852)	NM

Income/(loss) before extraordinary gain	1,211	(2,361)	NM	1,757	(1,569)	NM
Extraordinary gain(d)	76	581	(87)	76	581	(87)

Net income/(loss)	$1,287	$(1,780)	NM	$1,833	$(988)	NM

Total net revenue
Private equity	$172	$(216)	NM	$(278)	$144	NM
Corporate	2,422	(1,620)	NM	4,828	(507)	NM

Total net revenue	$2,594	$(1,836)	NM	$4,550	$(363)	NM

Net income/(loss)
Private equity	$88	$(164)	NM	$(219)	$(8)	NM
Corporate	1,269	(881)	NM	2,514	295	NM
Merger-related items(e)	(70)	(735)	90	(462)	(1,275)	64

Total net income/(loss)	$1,287	$(1,780)	NM	$1,833	$(988)	NM

Headcount	20,747	24,967	(17)	20,747	24,967	(17)

(a)	Included $423 million representing the Firm’s share of Bear Stearns’ losses from April 8 to May 30, 2008, in the second quarter of 2008, and proceeds of $1.5 billion from the sale of Visa shares in its initial public offering in the first quarter of 2008.

(b)	2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations. For a further discussion, see Consumer Credit Portfolio on page 103 of JPMorgan Chase’s 2008 Annual Report.

(c)	Second quarter of 2009 included an accrual of $675 million for an FDIC special assessment. The first quarter of 2008 included a release of credit card litigation reserves.

(d)	JPMorgan Chase acquired the banking operations of Washington Mutual Bank for $1.9 billion. The fair value of the net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with U.S. GAAP for business combinations, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain. As a result of the final refinement of the purchase price allocation during the third quarter of 2009, the Firm recognized a $76 million increase in the extraordinary gain.

(e)	Included costs related to the Washington Mutual transaction, as well as items related to the Bear Stearns merger.
Quarterly results
Net income was $1.3 billion, compared with a net loss of $1.8 billion in the third quarter of 2008.
Private Equity reported net income of $88 million, compared with a net loss of $164 million in the prior year. Net revenue was $172 million, an increase of $388 million, reflecting Private Equity gains of $155 million, compared with losses of $206 million in the prior year. Noninterest expense was $34 million, a decrease of $7 million.
Net income for Corporate was $1.3 billion, compared with a net loss of $881 million in the prior year. Net revenue was $2.4 billion, reflecting continued gains on trading positions and net interest income.
Year-to-date results
Net income was $1.8 billion, compared with a loss of $988 million in the prior year.
Private Equity reported a net loss of $219 million, compared with a net loss of $8 million in the prior year. Net revenue was negative $278 million, a decrease of $422 million, reflecting Private Equity losses of $327 million, compared with gains of $203 million in the prior year. Noninterest expense was $65 million, a decrease of $96 million.
Net income for Corporate was $2.5 billion, compared with $295 million in the prior year. Current-year results reflected continued gains on trading positions, net interest income driven by higher levels of investment securities, and a gain of $150 million (after-tax) from the sale of MasterCard shares, partially offset by a $419 million (after-tax) FDIC special assessment. Prior-year results included $955 million (after-tax) proceeds from the sale of Visa shares in its initial public offering, partially offset by losses of $642 million (after-tax) on preferred securities of Fannie Mae and Freddie Mac and a $248 million (after-tax) charge related to the offer to repurchase auction-rate securities.
Merger-related items were a net loss of $462 million, compared with a loss of $1.3 billion in the prior year. Bear Stearns net merger-related costs were $262 million, compared with $635 million. The prior year included a net loss of $423 million, which represented JPMorgan Chase’s 49.4% ownership in Bear Stearns’ losses from April 8 to May 30, 2008. Washington Mutual net merger-related costs were $200 million, which included an extraordinary gain of $76 million, compared with a loss of $640 million. The prior year included a charge of $1.2 billion (after-tax) to conform loan loss reserves and an extraordinary gain of $581 million.

Selected income statement and balance sheet data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009	2008	Change	2009	2008	Change

Treasury
Securities gains(a)	$181	$442	(59)%	$769	$1,140	(33)%
Investment securities portfolio (average)(b)	339,745	108,728	212	314,202	97,498	222
Investment securities portfolio (ending)(b)	351,823	119,085	195	351,823	119,085	195
Mortgage loans (average)	7,469	7,221	3	7,303	6,986	5
Mortgage loans (ending)	7,665	7,297	5	7,665	7,297	5
Private equity
Realized gains	$57	$40	43	$97	$1,693	(94)
Unrealized gains/(losses)(c)	88	(273)	NM	(305)	(1,480)	79

Total direct investments	145	(233)	NM	(208)	213	NM
Third-party fund investments	10	27	(63)	(119)	(10)	NM

Total private equity gains/(losses)(d)	$155	$(206)	NM	$(327)	$203	NM

Private equity portfolio information(e)
Direct investments

(in millions)	September 30, 2009	December 31, 2008	Change

Publicly held securities
Carrying value	$674	$483	40%
Cost	751	792	(5)
Quoted public value	720	543	33

Privately held direct securities
Carrying value	4,722	5,564	(15)
Cost	5,823	6,296	(8)

Third-party fund investments(f)
Carrying value	1,440	805	79
Cost	2,068	1,169	77

Total private equity portfolio – Carrying value	$6,836	$6,852	—
Total private equity portfolio – Cost	$8,642	$8,257	5

(a)	Year-to-date 2008 included a $668 million gain on the sale of MasterCard shares. Treasury repositions its investment securities portfolio on an ongoing basis in connection with the management of the Firm’s structural interest rate risk, which may result in the recognition of varying levels of securities gains and losses in the reporting periods presented.

(b)	For further discussion, see “Securities” on page 50 of this Form 10-Q.

(c)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(d)	Included in principal transactions revenue in the Consolidated Statements of Income.

(e)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 106–121 of this Form 10-Q.

(f)	Excludes unfunded commitments to third-party private equity funds of $1.4 billion at both September 30, 2009, and December 31, 2008,
The carrying value of the private equity portfolio at September 30, 2009, was $6.8 billion, down from $6.9 billion at December 31, 2008. The portfolio represented 6.0% of the Firm’s stockholders’ equity less goodwill at September 30, 2009, up from 5.8% at December 31, 2008.
BALANCE SHEET ANALYSIS

Selected balance sheet data (in millions)	September 30, 2009	December 31, 2008

Assets
Cash and due from banks	$21,068	$26,895
Deposits with banks	59,623	138,139
Federal funds sold and securities purchased under resale agreements	171,007	203,115
Securities borrowed	128,059	124,000
Trading assets:
Debt and equity instruments	330,370	347,357
Derivative receivables	94,065	162,626
Securities	372,867	205,943
Loans	653,144	744,898
Allowance for loan losses	(30,633)	(23,164)

Loans, net of allowance for loan losses	622,511	721,734
Accrued interest and accounts receivable	59,948	60,987
Goodwill	48,334	48,027
Other intangible assets	18,525	14,984
Other assets	114,632	121,245

Total assets	$2,041,009	$2,175,052

Liabilities
Deposits	$867,977	$1,009,277
Federal funds purchased and securities loaned or sold under repurchase agreements	310,219	192,546
Commercial paper and other borrowed funds	104,744	170,245
Trading liabilities:
Debt and equity instruments	65,233	45,274
Derivative payables	69,214	121,604
Accounts payable and other liabilities	171,386	187,978
Beneficial interests issued by consolidated VIEs	17,859	10,561
Long-term debt and trust preferred capital debt securities	272,124	270,683

Total liabilities	1,878,756	2,008,168
Stockholders’ equity	162,253	166,884

Total liabilities and stockholders’ equity	$2,041,009	$2,175,052

Consolidated Balance Sheets overview
The following is a discussion of the significant changes in the Consolidated Balance Sheets from December 31, 2008.
Deposits with banks; federal funds sold and securities purchased under resale agreements; securities borrowed; federal funds purchased and securities loaned or sold under repurchase agreements
The Firm uses these instruments as part of its liquidity management activities, to manage the Firm’s cash positions and risk-based capital requirements and to support the Firm’s trading and risk management activities. In particular, the Firm uses securities purchased under resale agreements and securities borrowed to provide funding or liquidity to clients by purchasing and borrowing their securities for the short-term. The Firm uses federal funds purchased and securities loaned or sold under repurchase agreements as short-term funding sources and to make securities available to clients for their short-term purposes. The decrease in deposits with banks primarily reflected lower demand for interbank lending and lower deposits with the Federal Reserve Bank relative to the elevated levels at the end of 2008. The decrease in securities purchased under resale agreements was largely due to a shift in the Firm’s investment of excess cash to the available-for-sale (“AFS”) securities portfolio. The increase in securities sold under repurchase agreements was partly attributable to favorable pricing and the financing of the increase in the AFS securities portfolio. For additional information on the Firm’s Liquidity Risk Management, see pages 59–63 of this Form 10-Q.
Trading assets and liabilities – debt and equity instruments
The Firm uses debt and equity trading instruments for both market-making and proprietary risk-taking activities. These instruments consist predominantly of fixed-income securities, including government and corporate debt; equity securities, including convertible securities; loans, including prime mortgage and other loans warehoused by RFS and IB for sale or securitization purposes and accounted for at fair value; and physical commodities inventories. The decrease in trading assets – debt and equity instruments reflected the effect of balance sheet management activities and the impact of the challenging capital markets environment that existed at December 31, 2008, and continued into the first half of 2009, partially offset by stabilization in the capital markets during the third quarter. Trading liabilities – debt and equity instruments increased as market conditions improved from the prior year and capital markets stabilized. For additional information, refer to Note 3 and Note 5 on pages 106–121 and 123–131, respectively, of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
Derivative instruments enable end-users to transform or mitigate exposure to credit or market risks. The value of a derivative is derived from its reference to an underlying variable or combination of variables, such as interest rate, credit, foreign exchange, equity or commodity prices or indices. JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage risks of market exposures and to make investments. The majority of the Firm’s derivatives are entered into for market-making purposes. The decrease in derivative receivables and payables was primarily related to tightening credit spreads, volatile foreign exchange rates and changes in the equity markets. For additional information, refer to derivative contracts, on pages 69–71, Note 3 and Note 5 on pages 106–121 and 123–131, respectively, of this Form 10-Q.
Securities
Substantially all of the securities portfolio is classified as AFS and is used primarily to manage the Firm’s exposure to interest rate movements, as well as to make strategic longer-term investments. The increase in the securities portfolio was due to the Firm’s significant purchases of mortgage-backed securities guaranteed by U.S. government agencies, corporate debt securities, U.S. Treasury and government agency securities and other asset-backed securities associated with the shift in the Firm’s investment of its excess cash, in part, from securities purchased under resale agreements, and its management of interest rates. The increase in securities was partially offset by sales of higher-coupon instruments as part of the positioning of the portfolio as well as prepayments and maturities. For additional information related to securities, refer to the Corporate/Private Equity segment on pages 47–49, Note 3 and Note 11 on pages 106–121 and 136–141, respectively, of this Form 10-Q.
Loans and allowance for loan losses
The Firm provides loans to a variety of customers, from large corporate and institutional clients to individual consumers. Loans decreased largely as a result of declines across all the lines of business, reflecting continued lower customer demand in the wholesale businesses, lower charge volume on credit cards, paydowns, a higher level of charge-offs across all major loan portfolios, and the effect of tighter underwriting and loan qualification standards, which resulted in lower loan originations.
Both the consumer and wholesale components of the allowance for loan losses increased, as weak economic conditions, housing price declines and higher unemployment rates continued to drive an increase in estimated losses for most of the Firm’s loan portfolios. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Portfolio on pages 64–84, and Notes 3, 4, 13 and 14 on pages 106–121, 121–123, 142–145 and 146–147, respectively, of this Form 10-Q.

Accrued interest and accounts receivable; other assets; accounts payable and other liabilities
The Firm’s accrued interest and accounts receivable consist of accrued interest receivables from interest-earning assets; receivables from customers (primarily from activities related to IB’s Prime Services business); receivables from brokers, dealers and clearing organizations; and receivables from failed securities sales. The Firm’s other assets consist of private equity and other investments, collateral received, corporate and bank-owned life insurance policies, premises and equipment, assets acquired in loan satisfactions (including real estate owned), and all other assets, including receivables for securities provided as collateral. The Firm’s accounts payable and other liabilities consist of accounts payable to customers (primarily from activities related to IB’s Prime Services business); payables to brokers, dealers and clearing organizations; payables from failed securities purchases; accrued expense, including that for interest-bearing liabilities; and all other liabilities, including obligations to return securities received as collateral. The decrease in other assets was primarily due to a decline to zero in the balance related to the Federal Reserve’s AML Facility, which is scheduled to end on February 1, 2010. The decrease in accounts payable and other liabilities primarily reflected lower customer payables in IB’s Prime Services business and slightly lower accounts payable.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts assigned to assets acquired and liabilities assumed. The increase in goodwill was largely due to final purchase accounting adjustments related to the Bear Stearns merger, foreign currency translation adjustments related to the Firm’s Canadian credit card operations, and IB’s acquisition of a commodities business. For additional information, see Note 17 on pages 161–164 of this Form 10-Q.
Other intangible assets

The Firm’s other intangible assets consist of MSRs, purchased credit card relationships, other credit card–related intangibles, core deposit intangibles and other intangibles. MSRs increased due to markups in the fair value of the MSR asset, related primarily to market interest rate and other changes impacting the Firm’s estimate of future prepayments, as well as sales in RFS of originated loans for which servicing rights were retained. These increases were offset partially by servicing portfolio run-off. The decrease in the other intangible assets primarily reflects amortization expense associated with credit card-related intangibles, core deposit intangibles, and other intangibles. For additional information on MSRs and other intangible assets, see Note 17 on pages 161–164 of this Form 10-Q.
Deposits
The Firm’s deposits represent a liability to customers, both retail and wholesale, related to non-brokerage funds held on their behalf. Deposits are classified by location (U.S. and non-U.S.), whether they are interest- or noninterest-bearing, and by type (i.e., demand, money market, savings, time or negotiable order of withdrawal accounts). Deposits help provide a stable and consistent source of funding for the Firm. Wholesale deposits declined in TSS from the elevated levels at December 31, 2008, reflecting the continued normalization of deposit levels following the strong inflows as a result of the heightened volatility and credit concerns affecting the markets during the latter part of 2008. Also included within deposits was strong underlying growth in the retail banking franchise offset partially by the maturity of high rate interest-bearing CDs that were acquired as part of the Washington Mutual transaction. For more information on deposits, refer to the RFS, TSS and AM segment discussions on pages 25–32, 40–43 and 43–47, respectively; the Liquidity Risk Management discussion on pages 59–63; and Note 18 on pages 164–165 of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 37–39 and 40–43, respectively, of this Form 10-Q.
Commercial paper and other borrowed funds
The Firm uses commercial paper and other borrowed funds as part of its liquidity management activities to meet short-term funding needs, and in connection with a TSS liquidity management product, whereby excess client funds are transferred into commercial paper overnight sweep accounts. The decrease in other borrowed funds was predominantly due to lower advances from Federal Home Loan Banks, the absence of borrowings from the Federal Reserve under the Term Auction Facility program and a decline to zero in the balance related to the AML Facility, which is scheduled to end on February 1, 2010. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 59–63, and Note 19 on page 165 of this Form 10-Q.
Beneficial interests issued by consolidated VIEs
JPMorgan Chase uses VIEs to assist clients in accessing the financial markets in a cost-efficient manner and to issue guaranteed capital debt securities. The Firm consolidates a VIE if the Firm will absorb a majority of a VIE’s expected losses, receive the majority of a VIEs expected residual returns, or both. Included in the caption “beneficial interests issued by consolidated VIEs” are the interest-bearing beneficial-interest liabilities issued by the consolidated VIEs. During the second quarter of 2009, the Firm consolidated a multi-seller conduit and a credit card loan securitization trust (Washington Mutual Master Trust). As a result, the beneficial interests issued by consolidated VIEs increased. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Off–Balance Sheet Arrangements and Contractual Cash Obligations on pages 52–54, and Note 15 and Note 16 on pages 147–155 and pages 156–161 respectively, of this Form 10-Q.
Long-term debt and trust preferred capital debt securities
The Firm uses long-term debt and trust preferred capital debt securities to provide cost-effective and diversified sources of funds and as critical components of the Firm’s liquidity and capital management. Long-term debt increased slightly, predominantly due to new issuances. The Firm also issued $7.0 billion and $2.6 billion of non-FDIC guaranteed debt in the U.S. and European and markets, respectively. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 59–63 of this
Form 10-Q.
Stockholders’ equity
The decrease in total stockholders’ equity was largely due to the redemption in the second quarter of 2009 of the $25.0 billion Series K preferred stock issued to the U.S. Treasury pursuant to TARP, and the declaration of cash dividends on preferred and common stock. The decrease was offset partially by net income for the first nine months of 2009; net unrealized gains recorded within accumulated other comprehensive income, due primarily to market spread and market liquidity improvement; the issuance of $5.8 billion of common equity; and net issuances under the Firm’s employee stock-based compensation plans. For a further discussion, see the Capital Management section on pages 54–58, Note 20 on pages 165–166 and Note 22 on pages 167–168 of this Form 10-Q.
OFF–BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS
JPMorgan Chase has several types of off–balance sheet arrangements, including arrangements with special-purpose entities (“SPEs”) and the issuance of lending-related financial instruments (e.g., commitments and guarantees). For further discussion of contractual cash obligations, see Off–Balance Sheet Arrangements and Contractual Cash Obligations on page 68 of JPMorgan Chase’s 2008 Annual Report.
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
JPMorgan Chase uses SPEs as a source of liquidity for itself and its clients by securitizing financial assets, and by creating investment products for clients. The Firm is involved with SPEs through multi-seller conduits and investor intermediation activities, and as a result of its own loan securitizations through qualifying special-purpose entities (“QSPEs”). For a detailed discussion of all SPEs with which the Firm is involved, and the related accounting, see Note 1 on page 122, Note 16 on pages 168–176 and Note 17 on pages 177–186 of JPMorgan Chase’s 2008 Annual Report.
During the quarter ended June 30, 2009, the Firm took certain actions related to both the Chase Issuance Trust (the “Trust”) and the Washington Mutual Master Trust (the “WMM Trust”). These actions and their impact on the Firm’s Consolidated Balance Sheets and results of operations are further discussed in Note 15 on pages 147–155 of this Form 10-Q.
The Firm does not currently expect to take any additional actions that would require it to consolidate any of the Firm’s remaining nonconsolidated securitization QSPEs or SPEs prior to January 1, 2010. Upon the Firm’s adoption of new FASB guidance effective January 1, 2010, the Firm will be required to evaluate all sponsored securitization QSPEs and other SPEs for consolidation. For additional information about the potential impact of the new guidance, see Accounting and Reporting Developments on pages 95–97 of this Form 10-Q.
The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees.
The Firm modifies loans that it services, and that were sold to off-balance sheet SPEs, pursuant to the U.S. Treasury’s Making Home Affordable Plan and the Firm’s other loss mitigation programs. For both the Firm’s on-balance sheet loans and loans serviced for others, approximately 262,000 trial mortgage modifications had been offered to borrowers as of September 30, 2009, primarily under the U.S. Treasury’s Making Home Affordable Plan and the Firm’s other loss mitigation programs. Substantially all of the loans contractually modified to date were modified under the Firm’s other loss mitigation programs. See Consumer Credit Portfolio on pages 73–80 of this Form 10-Q for more details on these loan modifications.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $37.6 billion and $61.0 billion at September 30, 2009, and December 31, 2008, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitments; or, in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. The Firm’s liquidity commitments to SPEs are included in other unfunded commitments to extend credit and asset purchase agreements, as shown in the Off–balance sheet lending-related financial instruments and guarantees table on page 54 of this
Form 10-Q.
Special-purpose entities revenue
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

Revenue from VIEs and QSPEs	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

VIEs(a)
Multi-seller conduits	$120	$81	$376	$205
Credit card loans(b)	30	—	48	—
Investor intermediation	26	6	66	11

Total VIEs	176	87	490	216
QSPEs(c)	585	336	1,795	1,018

Total	$761	$423	$2,285	$1,234

(a)	Includes revenue associated with consolidated VIEs and significant nonconsolidated VIEs.

(b)	Represents revenue associated with the consolidated Washington Mutual Master Trust.

(c)	Excludes servicing revenue from loans sold to and securitized by third parties. The prior-period amount has been revised to conform to the current-period presentation.
Off–balance sheet lending-related financial instruments and guarantees
JPMorgan Chase uses lending-related financial instruments (e.g., commitments) and guarantees to meet customer financing needs. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees historically expire without being drawn, and an even higher proportion expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, primarily related to consumer financings, are cancelable, upon notice, at the option of the Firm. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see pages 71–72, Note 5 and Note 24 on pages 123–131 and 168–172, respectively, of this Form 10-Q, and Credit Risk Management on page 90 and Note 32 and Note 33 on pages 202–210 of JPMorgan Chase’s 2008 Annual Report.
The following table presents the contractual amounts of off–balance sheet lending-related financial instruments and guarantees for the periods indicated. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products would be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law. Asset purchase agreements are agreements with the Firm’s administered multi-seller, asset-backed commercial paper conduits, and other third-party entities. During the second quarter of 2009, the Firm consolidated a multi-seller conduit due to the redemption of the expected loss note. As a result, asset purchase agreements, in the following table, exclude $8.4 billion at September 30, 2009, related to this consolidated multi-seller conduit. The maturities, in the following table, are based on the weighted-average life of the underlying assets in the SPE, which are based on the remainder of each conduit transaction’s committed liquidity plus either the expected weighted average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market.

	September 30, 2009					Dec. 31, 2008
		Due after	Due after
		1 year	3 years
By remaining maturity	Due in 1	through	through	Due after
(in millions)	year or less	3 years	5 years	5 years	Total	Total

Lending-related
Consumer:
Credit card	$584,231	$—	$—	$—	$584,231	$623,702
Home equity	842	3,735	13,208	46,977	64,762	95,743
Other	18,256	380	119	1,019	19,774	22,062

Total consumer	$603,329	$4,115	$13,327	$47,996	$668,767	$741,507

Wholesale:
Other unfunded commitments to extend credit(a)(b)	64,028	92,170	27,295	4,205	187,698	189,563
Asset purchase agreements	6,989	12,892	4,957	287	25,125	53,729
Standby letters of credit and other financial guarantees(a)(c)(d)	25,614	43,332	18,405	2,134	89,485	95,352
Unused advised lines of credit	29,551	5,640	293	427	35,911	36,300
Other letters of credit(a)(c)	3,285	1,361	258	12	4,916	4,927

Total wholesale	129,467	155,395	51,208	7,065	343,135	379,871

Total lending-related	$732,796	$159,510	$64,535	$55,061	$1,011,902	$1,121,378

Other guarantees
Securities lending guarantees(e)	$174,675	$—	$—	$—	$174,675	$169,281
Residual value guarantees	—	670	—	—	670	670
Derivatives qualifying as guarantees(f)	21,668	23,072	13,703	29,790	88,233	83,835

(a)	Represents the contractual amount net of risk participations totaling $26.9 billion and $28.3 billion at September 30, 2009, and December 31, 2008, respectively. In regulatory filings with the Federal Reserve Board, these commitments are shown gross of risk participations.

(b)	Excludes unfunded commitments to third-party private equity funds of $1.4 billion at both September 30, 2009, and December 31, 2008. Also excludes unfunded commitments for other equity investments of $918 million and $1.0 billion at September 30, 2009, and December 31, 2008, respectively.

(c)	JPMorgan Chase held collateral relating to $28.8 billion and $31.0 billion of standby letters of credit, respectively, and $1.4 billion and $1.0 billion of other letters of credit at September 30, 2009, and December 31, 2008, respectively.

(d)	Includes unissued standby letters-of-credit commitments of $37.7 billion and $39.5 billion at September 30, 2009, and December 31, 2008, respectively.

(e)	Collateral held by the Firm in support of securities lending indemnification agreements was $178.7 billion and $170.1 billion at September 30, 2009, and December 31, 2008, respectively. Securities lending collateral comprises primarily cash, and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 32 and Note 33 on pages 202–210 of JPMorgan Chase’s 2008 Annual Report, and Note 24 on pages 168–172 of this Form 10-Q.
CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2008, and should be read in conjunction with Capital Management on pages 70–73 of JPMorgan Chase’s 2008 Annual Report.
The Firm’s capital management framework is intended to ensure that there is capital sufficient to support the underlying risks of the Firm’s business activities and to maintain “well-capitalized” status under regulatory requirements. In addition, the Firm holds capital above these requirements in amounts deemed appropriate to achieve its regulatory and debt rating objectives. The process of assigning equity to the lines of business is integrated into the Firm’s capital framework, overseen by senior management and reviewed by the Asset-Liability Committee (“ALCO”).
Line-of-business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers. Return on common equity is measured, and internal targets for expected returns are established, as key measures of a business segment’s performance.

In accordance with FASB guidance, the lines of business perform the required goodwill impairment testing. For a further discussion of goodwill and impairment testing, see Critical Accounting Estimates Used by the Firm and Note 18 on pages 110–111 and 186–187, respectively, of JPMorgan Chase’s 2008 Annual Report, and Note 17 on pages 161–164 of this Form 10-Q.
Line-of-business equity

(in billions)	September 30, 2009	December 31, 2008

Investment Bank	$33.0	$33.0
Retail Financial Services	25.0	25.0
Card Services	15.0	15.0
Commercial Banking	8.0	8.0
Treasury & Securities Services	5.0	4.5
Asset Management	7.0	7.0
Corporate/Private Equity	61.1	42.4

Total common stockholders’ equity	$154.1	$134.9

Line-of-business equity	Average for the period
(in billions)	3Q09	4Q08	3Q08

Investment Bank	$33.0	$33.0	$26.0
Retail Financial Services	25.0	25.0	17.0
Card Services	15.0	15.0	14.1
Commercial Banking	8.0	8.0	7.0
Treasury & Securities Services	5.0	4.5	3.5
Asset Management	7.0	7.0	5.5
Corporate/Private Equity	56.5	46.3	53.5

Total common stockholders’ equity	$149.5	$138.8	$126.6

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities, using internal risk-assessment methodologies. The Firm measures economic capital based primarily on four risk factors: credit, market, operational and private equity risk.

Economic risk capital	Quarterly Averages
(in billions)	3Q09	4Q08	3Q08

Credit risk	$49.9	$46.3	$37.1
Market risk	15.2	14.0	10.9
Operational risk	8.7	7.5	6.3
Private equity risk	4.7	5.6	6.3

Economic risk capital	78.5	73.4	60.6
Goodwill	48.3	46.8	45.9
Other(a)	22.7	18.6	20.1

Total common stockholders’ equity	$149.5	$138.8	$126.6

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
The “well-capitalized” and minimum capital and leverage ratios applicable to a bank holding company under U.S. banking regulatory agency definitions are listed in the table below. In connection with the U.S. Government’s recent Supervisory Capital Assessment Program, U.S. banking regulators have developed a new measure of capital called Tier 1 common capital, which is defined as Tier 1 capital less elements of capital not in the form of common equity – such as qualifying perpetual preferred stock, qualifying noncontrolling interest in subsidiaries and qualifying trust preferred capital debt securities. Tier 1 common capital, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common capital along with the other capital measures presented below to assess and monitor its capital position.

The following table presents capital ratios for JPMorgan Chase and its significant banking subsidiaries at September 30, 2009, and December 31, 2008. The Firm and its significant banking subsidiaries exceeded all well-capitalized regulatory thresholds for all periods presented.

	JPMorgan Chase & Co.(c)			JPMorgan Chase Bank, N.A.(c)		Chase Bank USA, N.A.(c)		Well-	Minimum
	Sept. 30,		Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Capitalized	capital
(in millions, except ratios)	2009		2008	2009	2008	2009	2008	ratios(f)	ratios(f)

Regulatory capital:
Tier 1	$126,541		$136,104	$95,942	$100,594	$10,932	$11,190
Total	171,804		184,720	136,946	143,854	13,674	12,901
Tier 1 common	101,420		86,908	94,916	99,571	10,932	11,190

Assets:
Risk-weighted(a)	1,237,760	(d)(e)	1,244,659	1,058,364	1,153,039	113,209	101,472
Adjusted average(b)	1,940,689	(d)(e)	1,966,895	1,617,607	1,705,750	78,446	87,286

Capital ratios:
Tier 1 capital	10.2%		10.9%	9.1%	8.7%	9.7%	11.0%	6.0%	4.0%
Total capital	13.9		14.8	12.9	12.5	12.1	12.7	10.0	8.0
Tier 1 leverage	6.5		6.9	5.9	5.9	13.9	12.8	5.0 (g)	3.0 (h)
Tier 1 common	8.2		7.0	9.0	8.6	9.7	11.0	NA	NA

(a)	Includes off–balance sheet risk-weighted assets at September 30, 2009, of $373.1 billion, $317.2 billion and $48.4 billion, and at December 31, 2008, of $357.5 billion, $332.2 billion and $18.6 billion, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively. Risk-weighted assets are calculated in accordance with federal regulatory capital standards.

(b)	Adjusted average assets, for purposes of calculating the leverage ratio, include total average assets adjusted for unrealized gains/losses on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(c)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(d)	The Federal Reserve granted the Firm, for a period of 18 months following the Bear Stearns merger, relief up to a certain specified amount, and subject to certain conditions from the Federal Reserve’s risk-based capital and leverage requirements, with respect to Bear Stearns’ risk-weighted assets and other exposures acquired. The OCC granted JPMorgan Chase Bank, N.A. similar relief from its risk-based capital and leverage requirements. The relief ended on September 30, 2009.

(e)	The FASB issued new Consolidation guidance for sponsored securitization QSPEs and VIEs which impacts the accounting for transactions that involve QSPEs and VIEs. Based on the new guidance and the Firm’s interpretation of its requirements, the Firm estimates that the impact of consolidation of the Firm’s QSPEs and VIEs upon implementation, in the first quarter of 2010, could be up to $110.0 billion of assets and liabilities and an increase to risk-weighted assets of up to $15 billion; the resulting decrease in the Tier 1 capital ratio could be approximately 40 basis points. The impact to the Tier 1 capital ratio includes the establishment of loan loss reserves at the adoption date due to the effect of consolidating certain assets and liabilities for U.S. GAAP at their assumed carrying values. The impact to the Tier 1 capital ratio does not include proposed guidance issued by the banking regulators in August 2009, which would change the current regulatory treatment for consolidated asset-backed commercial paper (“ABCP”) conduits. The ultimate impact could differ significantly, due to ongoing interpretations of the final rules and market conditions.

(f)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

(g)	Represents requirements for banking subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(h)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4%, depending on factors specified in regulations issued by the Federal Reserve and OCC.

Note:	Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $860 million at September 30, 2009, and $1.1 billion at December 31, 2008. Additionally, the Firm had deferred tax liabilities resulting from tax-deductible goodwill of $1.7 billion and $1.6 billion at September 30, 2009, and December 31, 2008, respectively.

A reconciliation of Total stockholders’ equity to Tier 1 common capital, Tier 1 capital and Total qualifying capital is presented in the table below:

	September 30,	December 31,
(in millions)	2009	2008

Tier 1 capital
Tier 1 common capital:
Total stockholders’ equity	$162,253	$166,884
Less: Preferred stock	8,152	31,939

Common stockholders’ equity	154,101	134,945
Effect of certain items in accumulated other comprehensive (income)/loss excluded from Tier 1 common equity	(334)	5,084

Adjusted common stockholders’ equity	153,767	140,029
Less: Goodwill(a)	46,667	46,417
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,192	2,358
Investments in certain subsidiaries	753	679
Other intangible assets	3,735	3,667

Tier 1 common capital	101,420	86,908

Preferred stock	8,152	31,939
Qualifying hybrid securities and noncontrolling interests(b)	16,969	17,257

Total Tier 1 capital	126,541	136,104

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	29,725	31,659
Qualifying allowance for credit losses	15,770	17,187
Adjustment for investments in certain subsidiaries and other	(232)	(230)

Tier 2 capital	45,263	48,616

Total qualifying capital	$171,804	$184,720

(a)	The goodwill balance is net of any associated deferred tax liabilities. The prior period has been revised to conform to the current presentation.

(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
The Firm’s Tier 1 common capital was $101.4 billion at September 30, 2009, compared with $86.9 billion at December 31, 2008, an increase of $14.5 billion. The increase was due to net income (adjusted for DVA) of $9.6 billion, a $5.8 billion issuance of common stock in June 2009, and net issuances of common stock under the Firm’s employee stock-based compensation plans, of $2.1 billion. The increase was partially offset by $1.8 billion of dividends on preferred and common stock outstanding and the $1.1 billion one-time noncash adjustment to common stockholders’ equity related to the redemption of the $25.0 billion of Series K preferred stock issued to the U.S. Treasury under the Capital Purchase Program. On June 5, 2009, the Firm issued $5.8 billion, or 163 million shares, of common stock to satisfy a regulatory condition requiring the Firm to demonstrate it could access the equity capital markets in order to be eligible to redeem the Series K preferred stock issued to the U.S. Treasury. The proceeds from this issuance were used for general corporate purposes. The Firm’s Tier 1 capital was $126.5 billion at September 30, 2009, compared with $136.1 billion at December 31, 2008, a decrease of $9.6 billion. The decrease in Tier 1 capital reflects the redemption of the Series K preferred stock, partially offset by the increase in Tier 1 common capital. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 30 on pages 200–201 of JPMorgan Chase’s 2008 Annual Report.
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
Basel II
The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (“Basel II”) and, in December 2007, U.S. banking regulators published a final Basel II rule. The final U.S. rule will require JPMorgan Chase to implement Basel II at the holding-company level, as well as at certain key U.S. bank subsidiaries. The U.S. implementation timetable consists of a qualification period, starting any time between April 1, 2008, and April 1, 2010, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on current (“Basel I”) regulations. JPMorgan Chase expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required. Capital requirements calculated in accordance with Basel II are expected to be more dynamic over time than capital requirements calculated under Basel I, because the drivers of such capital requirements are intended to be a more dynamic reflection of the Firm’s risk profile and balance sheet composition. For additional information, see Basel II on page 72 of JPMorgan Chase’s 2008 Annual Report.
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
JPMorgan Securities and J.P. Morgan Clearing Corp. have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At September 30, 2009, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, of $8.7 billion exceeded the minimum requirement by $8.2 billion. In addition to its net capital requirements, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of September 30, 2009, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements, and J.P. Morgan Clearing Corp.’s net capital, as defined by the Net Capital Rule, of $5.3 billion exceeded the minimum requirement by $3.9 billion.
Dividends
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009. The action will enable the Firm to retain approximately $5 billion in common equity per year and was taken in order to help ensure that the Firm’s Consolidated Balance Sheets retained the capital strength necessary should economic conditions further deteriorate. The decision of the Firm’s Board of Directors regarding any increase in the level of common stock dividends will be subject to their judgment that the likelihood of another severe economic downturn has sufficiently diminished, and that overall business performance has stabilized. When, in the Board’s judgment, it is appropriate to increase the dividend, the likely result might involve an initial increase to a $0.75 to $1.00 per share annual payout level followed by a subsequent return to the Firm’s historical dividend payout ratio of 30% to 40% of normalized earnings over time. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.38 per share for each quarter of 2008.
On June 17, 2009, the Firm redeemed all of the outstanding shares of Series K preferred stock issued to the U.S. Treasury, and repaid the full $25.0 billion principal amount. See Note 20 on pages 165–166 of this Form 10-Q for further discussion regarding the redemption of the Series K preferred stock and dividend restrictions that existed during the period that shares of the Series K preferred stock were outstanding.
Stock repurchases
The Board of Directors has amended the Firm’s securities repurchase program, pursuant to which the Firm is authorized to repurchase shares of its stock, to authorize the repurchase of warrants for its stock, if and as such warrants may become available. During the period that shares of the Series K preferred stock were outstanding, the Firm could not repurchase or redeem any common stock, warrants or other equity securities of the Firm, or any trust preferred capital debt securities issued by the Firm or any of its affiliates, without the prior consent of the U.S. Treasury (other than (i) repurchases of the Series K preferred stock and (ii) repurchases of junior preferred shares or common stock in connection with any employee benefit plan in the ordinary course of business consistent with past practice) until October 28, 2011. As a result of the redemption of the Series K preferred stock, JPMorgan Chase is no longer subject to this restriction. During the three and nine months ended September 30, 2009 and 2008, the Firm did not repurchase any shares or warrants other than the redemption of the Series K preferred stock. As of September 30, 2009, $6.2 billion of authorized repurchase capacity remained under the current $10.0 billion repurchase program with respect to repurchases of common stock, and as of the date of this Form 10-Q, all the authorized repurchase capacity remained with respect to the warrants. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 187–188 of this Form 10-Q.
The authorization to repurchase stock and warrants will be utilized at management’s discretion, and the timing of purchases and the exact number of shares and warrants purchased will depend on any limitations on the Firm’s ability to effect any such repurchases, market conditions and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases, privately negotiated transactions or utilizing Rule 10b5-1 programs; and may be suspended at any time.

RISK MANAGEMENT
Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. In addition, this framework recognizes the diversity among the Firm’s core businesses, which helps reduce the impact of volatility in any particular area on the Firm’s operating results as a whole. There are eight major types of risk identified in the business activities of the Firm: liquidity, credit, market, interest rate, operational, legal and reputation, fiduciary, and private equity risk.
For further discussion of these risks, see pages 74–106 of JPMorgan Chase’s 2008 Annual Report and the information below.
LIQUIDITY RISK MANAGEMENT
The following discussion of JPMorgan Chase’s liquidity risk management framework highlights developments since December 31, 2008, and should be read in conjunction with pages 76–80 of JPMorgan Chase’s 2008 Annual Report.
The ability to maintain a sufficient level of liquidity is crucial to financial services companies, particularly their ability to maintain appropriate levels of liquidity during periods of adverse conditions. The Firm’s funding strategy is intended to ensure liquidity and diversity of funding sources to meet actual and contingent liabilities during both stable and adverse conditions.
JPMorgan Chase uses a centralized approach for liquidity risk management. Global funding is managed by Corporate Treasury, using regional expertise as appropriate. Management believes that a centralized framework maximizes liquidity access, minimizes funding costs and permits identification and coordination of global liquidity risk.
Recent events
On March 30, 2009, the Federal Reserve announced that, effective April 27, 2009, it will reduce the amount it lent against certain loans pledged as collateral to the Federal Reserve Banks for discount window or payment-system risk purposes, to reflect recent trends in the values of those types of loans. On August 19, 2009, the Federal Reserve announced that, effective October 19, 2009, it would further reduce the amount it lent against certain loans pledged as collateral to the Federal Reserve Banks for discount-window or payment-system risk purposes. JPMorgan Chase has maintained sufficient levels of eligible collateral available to be pledged to the Federal Reserve Banks to replace the reduction in collateral value, and accordingly, these changes by the Federal Reserve have not had a material impact on the Firm’s aggregate funding capacity.
On October 22, 2009, the Firm notified the FDIC that, as of January 1, 2010, it will no longer participate in the FDIC’s Transaction Account Guarantee Program. Thus, after December 31, 2009, funds held in noninterest — bearing transaction accounts will no longer be guaranteed in full under the Transaction Account Guarantee Program, but will be insured up to $250,000 under the FDIC’s general deposit rules. The standard insurance amount of $250,000 per depositor is in effect through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except Individual Retirement Accounts (“IRAs”) and certain other retirement accounts, which will remain at $250,000 per depositor.
The Firm believes its liquidity position is strong, based on its liquidity metrics as of September 30, 2009. The Firm believes that its unsecured and secured funding capacity is sufficient to meet its on– and off–balance sheet obligations. JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets. In addition, at the parent holding company level, long-term funding is managed to ensure that the parent holding company has, at a minimum, sufficient liquidity to cover its obligations and those of its nonbank subsidiaries within the next 12 months. The redemption of the $25.0 billion of Series K preferred stock did not have a significant impact on the liquidity of the Firm, as the Firm had previously raised excess liquidity in the capital markets in anticipation of such redemption.

Funding
Sources of funds
The deposits held by the RFS, CB, TSS and AM lines of business are generally a consistent source of funding for JPMorgan Chase Bank, N.A. As of September 30, 2009, total deposits for the Firm were $868.0 billion. During the latter half of 2008, the Firm’s deposits increased due in part to heightened volatility and credit concerns in the markets. As some of those credit concerns mitigated in 2009, the Firm’s deposit levels, predominantly its wholesale deposit levels, continued to normalize, resulting in a decrease in deposits of $141.3 billion, from $1.0 trillion at December 31, 2008, but relatively unchanged from June 30, 2009.
A significant portion of the Firm’s deposits are retail deposits, which are less sensitive to interest rate changes or market volatility and therefore are considered more stable than market-based (i.e., wholesale) liability balances. In addition, through the normal course of business, the Firm benefits from substantial liability balances originated by RFS, CB, TSS and AM. These franchise-generated liability balances include deposits, as well as deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, federal funds purchased, and securities loaned or sold under repurchase agreements), a significant portion of which are considered to be stable and consistent sources of funding due to the nature of the businesses from which they are generated.
The Firm experienced a decline in retail deposits in the third quarter, partially due to the high-rate Washington Mutual certificates of deposit maturing during the quarter; however, this did not have a material impact on the Firm’s liquidity. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 21–47 and 49–51 respectively, of this Form 10-Q.
Additional sources of funding include a variety of unsecured short- and long-term instruments, including federal funds purchased, certificates of deposit, time deposits, bank notes, commercial paper, long-term debt, trust preferred capital debt securities, preferred stock and common stock. Secured sources of funding include securities loaned or sold under repurchase agreements, asset securitizations, borrowings from the Federal Reserve (including discount-window borrowings, the Primary Dealer Credit Facility and the Term Auction Facility) and borrowings from Federal Home Loan Banks. However, the Firm does not view borrowings from the Federal Reserve as a primary means of funding. The Firm is evaluating its use of asset-backed securitizations as a funding source in the future, in light of the effects of its implementation on January 1, 2010, of the new FASB guidance regarding the accounting for QSPEs and VIEs, which the Firm estimates will require it to consolidate up to $110.0 billion of assets of these entities, and potential credit rating agency actions on the Firm’s credit card asset-backed securities related to the implementation of the new accounting guidance.
Issuance
During the first nine months of 2009, the Firm issued approximately $19.7 billion of FDIC-guaranteed long-term debt under the FDIC’s Temporary Liquidity Guarantee Program (the “TLG Program”), which became effective in October 2008. The Firm did not issue any FDIC-guaranteed long-term debt in the third quarter. The Firm also issued non-FDIC guaranteed debt of $1.5 billion and $7.0 billion, during the third quarter and first nine months of 2009, respectively, in the U.S. markets. The Firm issued $2.6 billion of non-FDIC guaranteed debt in the European markets through the first nine months of 2009. The Firm did not issue any non-FDIC guaranteed debt in the European markets in the third quarter. Issuing non-FDIC guaranteed debt in the capital markets was a prerequisite for the Firm redeeming the $25.0 billion of Series K preferred stock. In addition, during the third quarter and first nine months of 2009, JPMorgan Chase issued $3.1 billion and $13.4 billion, respectively, of IB structured notes that are included within long-term debt. During the third quarter and first nine months of 2009, the Firm also securitized $10.1 billion and $26.5 billion, respectively, of credit card loans. During the third quarter and first nine months of 2009, $8.8 billion and $43.7 billion, respectively, of long-term debt and trust preferred capital debt securities matured or were redeemed, including $5.2 billion and $22.2 billion, respectively, of IB structured notes; the maturities or redemptions in the first nine months of 2009 offset the issuances during the period.
Replacement capital covenants
In connection with the issuance of certain of its trust preferred capital debt securities and its noncumulative perpetual preferred stock, the Firm has entered into Replacement Capital Covenants (“RCCs”). These RCCs grant certain rights to the holders of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of such trust preferred capital debt securities and noncumulative perpetual preferred stock except, with limited exceptions, to the extent that JPMorgan Chase has received, in each such case, specified amounts of proceeds from the sale of certain qualifying securities. Currently, the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, reference is made to the respective RCCs (including any supplements thereto) entered into by the Firm in relation to such trust preferred capital debt securities and noncumulative perpetual preferred stock, as filed with the U.S. Securities and Exchange Commission under cover of Forms 8-K.
Cash flows
Cash and due from banks was $21.1 billion and $54.4 billion at September 30, 2009 and 2008, respectively; these balances decreased by $5.8 billion and increased by $14.2 billion from December 31, 2008 and 2007, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the first nine months of 2009 and 2008.
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
For the nine months ended September 30, 2009, net cash provided by operating activities was $110.9 billion, primarily driven by a decline in trading assets. The net decline in trading assets and liabilities was affected by balance sheet management activities and the impact of the challenging capital markets environment that existed at December 31, 2008, and continued into the first half 2009, partially offset by net increases resulting from stabilization in the capital markets during the third quarter. Also, net cash generated from operating activities was higher than net income, largely as a result of adjustments for non-cash items such as the provision for credit losses. In addition, proceeds from sales, securitizations and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans, but the cash flows from these loan activities remained at a reduced level as a result of the lower activity in the markets.
For the nine months ended September 30, 2008, net cash provided by operating activities was $32.4 billion, largely reflecting higher net payables in IB’s prime services business due to the Bear Stearns merger. Also, net cash generated from operating activities was higher than net income, largely as a result of adjustments for non-cash items such as the provision for credit losses. In addition, proceeds from sales of loans originated or purchased with an initial intent to sell were slightly higher than cash used to acquire such loans, but the cash flows from these loan sales activities were at a much lower level in the first nine months of 2008, as a result of the volatility and credit concerns in the markets since the second half of 2007. Operating cash flows also reflected the Firm’s capital markets activities.
Cash flows from investing activities
The Firm’s investing activities predominantly include originating loans to be held for investment, the AFS securities portfolio and short-term interest-earning investments. For the nine months ended September 30, 2009, net cash of $37.6 billion was provided by investing activities. This derived primarily from a decrease in deposits with banks, as inter-bank lending and deposits with the Federal Reserve Bank declined relative to the elevated level at the end of 2008; a net decrease in the loan portfolio, reflecting declines across all businesses, driven by continued lower customer demand in the wholesale businesses, lower charge volume on credit cards, a higher level of credit card securitizations, and paydowns; a decrease in securities purchased under resale agreements; and the maturity of all asset-backed commercial paper issued by money market mutual funds in connection with the Federal Reserve Bank of Boston AML Facility. Largely offsetting these cash proceeds were net purchases of AFS securities, associated with a shift in the Firm’s investment of its excess cash from securities purchased under resale agreements, and management of interest rates.
For the nine months ended September 30, 2008, net cash used in investing activities was $219.5 billion, primarily for net purchases of AFS securities to manage the Firm’s exposure to interest rates; net additions to the wholesale loan portfolio, from increased lending activities across all the wholesale businesses; additions to the consumer prime mortgage portfolio as a result of the decision to retain, rather than sell, new originations of nonconforming prime mortgage loans; an increase in securities purchased under resale agreements, reflecting growth in demand from clients for liquidity; the purchase of asset-backed commercial paper from money market mutual funds in connection with the Federal Reserve Bank of Boston AML Facility; and an increase in deposits with banks as the result of the availability of excess cash for short-term interest-earning investments. Partially offsetting these uses of cash were proceeds from credit card securitizations, and net cash received from acquisitions and the sale of an investment. Additionally, in June 2008, in connection with the merger with Bear Stearns, the Firm sold assets acquired from Bear Stearns to the FRBNY and received cash proceeds of $28.85 billion.

Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to customer deposits, issuance of long-term debt and trust preferred capital debt securities, and issuance of preferred and common stock. In the first nine months of 2009, net cash used in financing activities was $154.6 billion; this reflected a decline in wholesale deposits, predominantly in TSS, driven by the continued normalization of wholesale deposit levels that has resulted from the mitigation of credit concerns, compared with the heightened market volatility and credit concerns in the latter part of 2008; a decline in other borrowings, due to the absence of borrowings from the Federal Reserve under the Term Auction Facility program, net repayments of advances from Federal Home Loan Banks and the maturity of the nonrecourse advances under the Federal Reserve Bank of Boston AML Facility; the June 17, 2009, repayment in full of the $25.0 billion principal amount of Series K preferred stock; and the payment of cash dividends. Cash proceeds resulted from an increase in securities loaned or sold under repurchase agreements, partly attributable to favorable pricing and to financing the Firm’s increased AFS securities portfolio; and the issuance of $5.8 billion of common stock. Long-term debt and trust preferred capital debt securities were relatively stable during the period, as issuances of FDIC-guaranteed debt and non-FDIC guaranteed debt in both the U.S. and European markets were offset by redemptions. There were no open-market stock repurchases during the first nine months of 2009.
In the first nine months of 2008, net cash provided by financing activities was $201.7 billion, due to: growth in wholesale deposits, in particular, interest- and noninterest-bearing deposits in TSS driven by both new and existing clients, and due to heightened volatility and credit concerns in the global markets that began in the third quarter of 2008; an increase in other borrowings due to nonrecourse advances from the Federal Reserve Bank of Boston under the AML Facility; increases in federal funds purchased and securities loaned or sold under repurchase agreements in connection with higher short-term requirements to fulfill clients’ demand for liquidity and to finance the Firm’s AFS securities inventory levels; and issuances of common stock and preferred stock. Partially offsetting these cash proceeds was a net decline in long-term debt and trust preferred capital debt securities, as proceeds from new issuances were more than offset by repayments; and the payment of cash dividends. There were no open-market stock repurchases during the first nine months of 2008.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected. For additional information on the impact of a credit-rating downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 52–53 and Ratings profile of derivative receivables marked to market (“MTM”) on page 70 and Note 5 on pages 123–131 of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.
The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of September 30, 2009, were as follows.

	Short-term debt				Senior long-term debt
	Moody’s		S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P	-1	A-1	F1+	Aa3	A+	AA-
JPMorgan Chase Bank, N.A.	P	-1	A-1+	F1+	Aa1	AA-	AA-
Chase Bank USA, N.A.	P	-1	A-1+	F1+	Aa1	AA-	AA-

Ratings actions affecting the Firm
On March 4, 2009, Moody’s revised the outlook on the Firm to negative from stable. This action was the result of Moody’s view that the Firm’s capital generation would be adversely affected by higher credit costs due to the global recession. The rating action by Moody’s in the first quarter of 2009 did not have a material impact on the cost or availability of the Firm’s funding. At September 30, 2009, Moody’s outlook remained negative.
Ratings from S&P and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at September 30, 2009, from December 31, 2008. At September 30, 2009, S&P’s current outlook remained negative, while Fitch’s outlook remained stable.

Following the Firm’s earnings release on October, 14, 2009, S&P and Moody’s announced that their ratings on the Firm remained unchanged.
If the Firm’s senior long-term debt ratings were downgraded by one additional notch, the Firm believes the incremental cost of funds or loss of funding would be manageable, within the context of current market conditions and the Firm’s liquidity resources. JPMorgan Chase’s unsecured debt other than, in certain cases, IB structured notes, does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, nor contain collateral provisions for the creation of an additional financial obligation, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, cash flows or stock price. To the extent that any IB structured notes do contain such provisions, the Firm believes that, in the event of an acceleration of payments or maturities or provision of collateral, the securities used by the Firm to manage the risk of such structured notes, together with other liquidity resources, would generate funds sufficient to satisfy the Firm’s obligations.
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
Ratings actions affecting Firm-sponsored securitization trusts
On April 2, 2009, S&P placed $2.8 billion of certain subordinated and mezzanine credit card asset-backed securities of the Chase Issuance Trust and the Chase Credit Card Master Trust on negative credit watch. The action was the result of S&P’s view that the ratings on certain subordinated securities would come under stress as trust losses continue to accelerate in the current economic environment. On April 20, 2009, Moody’s placed $6.4 billion of subordinated credit card asset-backed securities of the Chase Issuance Trust and the Chase Credit Card Master Trust on review for possible downgrade. The action was the result of Moody’s view that several of the trusts’ collateral performance measures had deteriorated and would continue to deteriorate due to a worsening economic environment. On May 11, 2009, Fitch placed certain credit card asset-backed securities of certain issuers, including issuer trusts sponsored by the Firm, on negative rating outlook and negative credit watch; the mezzanine securities for the Chase Credit Card Master Trust and the subordinated securities for the Chase Issuance Trust were placed on negative rating outlook; and the subordinated securities for the Chase Credit Card Master Trust were placed on negative credit watch. These actions were the result of increasing levels of delinquency and loss, and Fitch’s view that such increases would likely continue through 2009.
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
On August 6, 2009, S&P downgraded $51 million of mezzanine credit card asset-backed securities of the Chase Credit Card Master Trust, and it affirmed the ratings of, and removed from negative credit watch status, $205 million of mezzanine and subordinated credit card asset-backed securities of the Chase Credit Card Master Trust that S&P had, on April 2, 2009, placed on negative credit watch.
On May 21, 2009, Moody’s placed $6.8 billion of credit card asset-backed securities of the Washington Mutual Master Note Trust on review for possible upgrade. The action was the result of Moody’s view that trust collateral performance would improve following JPMorgan Chase’s removal on May 19, 2009, of all remaining credit card receivables that had been originated by Washington Mutual.
The ratings on the Firm’s asset-backed securities programs are currently independent of the Firm’s own ratings. However, no assurance can be given that the credit rating agencies will not consider a linkage between the ratings of the Firm’s asset-backed securities programs and the Firm’s own ratings in connection with the new accounting guidance for QSPEs and VIEs.

CREDIT PORTFOLIO
The following table presents JPMorgan Chase’s credit portfolio as of September 30, 2009, and December 31, 2008. Total credit exposure at September 30, 2009, decreased by $269.0 billion from December 31, 2008, reflecting decreases of $149.1 billion in the wholesale portfolio and $119.9 billion in the consumer portfolio. During the first nine months of 2009, lending-related commitments decreased by $109.5 billion, managed loans decreased by $90.3 billion and derivative receivables decreased by $68.6 billion.
While overall portfolio exposure declined, the Firm provided more than $140 billion in new loans and lines of credit to consumer and wholesale clients in the third quarter of 2009, and over $440 billion in the year-to-date period, including individuals, small businesses, large corporations, not-for-profit organizations, U.S. states and municipalities, and other financial institutions.
In the table below, reported loans include loans retained; loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and loans accounted for at fair value. Loans retained are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs; for additional information, see Note 13 on pages 142–145 of this Form 10-Q. Nonperforming assets include nonaccrual loans and assets acquired in satisfaction of debt (primarily real estate owned). Nonaccrual loans are those for which the accrual of interest has been suspended, in accordance with the Firm’s accounting policies. Average retained loan balances are used for the net charge-off rate calculations.

	Credit		Nonperforming		90 days past due
	exposure		assets(c)(d)		and still accruing
	September 30,	Dec. 31,	September 30,	Dec. 31,	September 30,	Dec. 31,
(in millions)	2009	2008	2009	2008	2009	2008

Total credit portfolio
Loans retained	$646,363	$728,915	$17,621	$8,921	$3,740	$3,275
Loans held-for-sale	4,850	8,287	51	12	—	—
Loans at fair value	1,931	7,696	95	20	—	—

Loans – reported	$653,144	$744,898	$17,767	$8,953	$3,740	$3,275
Loans – securitized(a)	87,028	85,571	—	—	1,813	1,802

Total managed loans	740,172	830,469	17,767	8,953	5,553	5,077
Derivative receivables	94,065	162,626	624	1,079	—	—
Receivables from customers	13,148	16,141	—	—	—	—
Interests in purchased receivables	2,329	—	—	—	—	—

Total managed credit-related assets	849,714	1,009,236	18,391	10,032	5,553	5,077
Lending-related commitments	1,011,902	1,121,378	NA	NA	NA	NA

Assets acquired in loan satisfactions
Real estate owned	NA	NA	1,854	2,533	NA	NA
Other	NA	NA	117	149	NA	NA

Total assets acquired in loan satisfactions	NA	NA	1,971	2,682	NA	NA

Total credit portfolio	$1,861,616	$2,130,614	$20,362	$12,714	$5,553	$5,077

Net credit derivative hedges notional(b)	$(62,608)	$(91,451)	$(203)	$—	NA	NA
Liquid securities collateral held against derivatives	(14,334)	(19,816)	NA	NA	NA	NA

	Three months ended September 30,				Nine months ended September 30,
			Average annual net				Average annual net
	Net charge-offs		charge-off rate(e)		Net charge-offs		charge-off rate(e)
(in millions, except ratios)	2009	2008	2009	2008	2009	2008	2009	2008

Total credit portfolio
Loans – reported	$6,373	$2,484	3.84%	1.91%	$16,788	$6,520	3.28%	1.70%
Loans – securitized(a)	1,698	873	7.83	4.43	4,826	2,384	7.56	4.16

Total managed loans	$8,071	$3,357	4.30%	2.24%	$21,614	$8,904	3.75%	2.02%

(a)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see Note 15 on pages 147–155 of this Form 10-Q.

(b)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see pages 70–71 and Note 5 on pages 130–131 of this Form 10-Q.

(c)	At September 30, 2009, and December 31, 2008, nonperforming loans and assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.0 billion and $3.0 billion, respectively; (2) real estate owned, which is insured by U.S. government agencies, of $579 million and $364 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $511 million and $437 million, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(d)	Excludes home lending purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing.

(e)	Net charge-off ratios were calculated using: (1) average retained loans of $658.3 billion and $517.3 billion for the quarters ended September 30, 2009 and 2008, respectively, and $684.6 billion and $511.0 billion for year-to-date 2009 and 2008, respectively; (2) average securitized loans of $86.0 billion and $78.4 billion for the quarters ended September 30, 2009 and 2008, respectively, and $85.4 billion and $76.6 billion for year-to-date 2009 and 2008, respectively; and (3) average managed loans of $744.3 billion and $595.7 billion for the quarters ended September 30, 2009 and 2008, respectively, and $769.9 billion and $587.6 billion for year-to-date 2009 and 2008, respectively.
WHOLESALE CREDIT PORTFOLIO
As of September 30, 2009, wholesale exposure (IB, CB, TSS and AM) decreased by $149.1 billion from December 31, 2008. The $149.1 billion decrease was primarily driven by decreases of $68.6 billion of derivative receivables, $43.1 billion of loans and $36.7 billion of lending-related commitments. The decrease in derivative receivables primarily related to tightening credit spreads, volatile foreign exchange rates and changes in the equity markets. Loans and lending-related commitments decreased across all wholesale lines of business, as lower customer demand continued to affect the level of lending activity.

	Credit		Nonperforming		90 days past due
	exposure		assets(b)		and still accruing
	September 30,	Dec. 31,	September 30,	Dec. 31,	September 30,	Dec. 31,
(in millions)	2009	2008	2009	2008	2009	2008

Loans retained	$213,718	$248,089	$7,494	$2,350	$484	$163
Loans held-for-sale	3,304	6,259	51	12	—	—
Loans at fair value	1,931	7,696	95	20	—	—

Loans – reported	$218,953	$262,044	$7,640	$2,382	$484	$163
Derivative receivables	94,065	162,626	624	1,079	—	—
Receivables from customers	13,148	16,141	—	—	—	—
Interests in purchased receivables	2,329	—	—	—	—	—

Total wholesale credit-related assets	328,495	440,811	8,264	3,461	484	163
Lending-related commitments	343,135	379,871	NA	NA	NA	NA

Total wholesale credit exposure	$671,630	$820,682	$8,264	$3,461	$484	$163

Net credit derivative hedges notional(a)	$(62,608)	$(91,451)	$(203)	$—	NA	NA
Liquid securities collateral held against derivatives	(14,334)	(19,816)	NA	NA	NA	NA

(a)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see pages 70–71 and Note 5 on pages 130–131 of this Form 10-Q.

(b)	Excludes assets acquired in loan satisfactions. For additional information, see the wholesale nonperforming assets by line of business segment table on page 68 of this Form 10-Q.

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of September 30, 2009, and December 31, 2008. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.
Wholesale credit exposure – maturity and ratings profile

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
		Due after 1			grade (“IG”)	grade
At September 30, 2009	Due in 1	year through	Due after		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	year or less	5 years	5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	33%	39%	28%	100%	$125	$89	$214	58%
Derivative receivables	22	39	39	100	73	21	94	78
Lending-related commitments	38	60	2	100	276	67	343	80

Total excluding loans held-for-sale and loans at fair value	34%	51%	15%	100%	$474	$177	$651	73%
Loans held-for-sale and loans at fair value(a)							5
Receivables from customers							13
Interests in purchased receivables							3

Total exposure							$672

Net credit derivative hedges notional(b)	42%	48%	10%	100%	$(54)	$(9)	$(63)	86%

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
		Due after 1			grade (“IG”)	grade
At December 31, 2008	Due in 1	year through	Due after		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	year or less	5 years	5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	32%	43%	25%	100%	$161	$87	$248	65%
Derivative receivables	31	36	33	100	127	36	163	78
Lending-related commitments	37	59	4	100	317	63	380	83

Total excluding loans held-for-sale and loans at fair value	34%	50%	16%	100%	$605	$186	$791	77%
Loans held-for-sale and loans at fair value(a)							14
Receivables from customers							16

Total exposure							$821

Net credit derivative hedges notional(b)	47%	47%	6%	100%	$(82)	$(9)	$(91)	90%

(a)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.

(b)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The maturity profile of loans and lending-related commitments is based on the remaining contractual maturity. The maturity profile of derivative receivables is based on the maturity profile of average exposure. See page 87 of JPMorgan Chase’s 2008 Annual Report for further discussion of average exposure.

Wholesale credit and criticized exposure – selected industry concentrations
The Firm focuses on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns.
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, increased to $35.3 billion at September 30, 2009, from $26.0 billion at year-end 2008. The increase was primarily related to downgrades within the portfolio.

	September 30, 2009				December 31, 2008
	Total credit exposure		Criticized exposure		Total credit exposure		Criticized exposure
	Credit	% of	Credit	% of	Credit	% of	Credit	% of
(in millions, except ratios)	exposure(d)	portfolio	exposure(d)	portfolio	exposure(d)	portfolio	exposure(d)	portfolio

Exposure by industry(a)
Real estate	$76,242	12%	$13,104	37%	$83,799	11%	$7,737	30%
Banks and finance companies	57,962	9	2,360	7	75,577	10	2,849	11
Healthcare	36,449	6	335	1	38,032	5	436	2
State and municipal governments	34,408	5	90	—	35,954	5	847	3
Retail and consumer services	29,980	5	799	2	32,714	4	1,311	5
Utilities	29,537	5	2,157	6	34,246	4	114	—
Asset managers	28,718	4	950	3	49,256	6	819	3
Consumer products	26,787	4	572	2	29,766	4	792	3
Oil and gas	23,096	4	482	1	24,746	3	231	1
Technology	18,029	3	1,314	4	17,555	2	230	1
Securities firms and exchanges	15,680	2	175	—	25,590	3	138	1
Media	14,855	2	2,082	6	17,254	2	1,674	6
Insurance	12,930	2	303	1	17,744	2	712	3
Metals/mining	12,753	2	794	2	14,980	2	262	1
Central government	12,739	2	—	—	15,259	2	—	—
Building materials/ construction	11,758	2	1,756	5	12,904	2	1,363	5
Machinery and equipment manufacturing	11,028	2	341	1	12,504	2	82	—
Holding companies	10,432	2	240	1	14,466	2	116	—
Business services	10,370	2	357	1	11,247	1	145	1
Chemicals/plastics	10,267	2	722	2	11,719	1	591	2
Automotive	9,783	1	2,204	6	11,448	1	1,775	7
Transportation	9,620	1	632	2	10,253	1	319	1
Telecom services	8,827	1	110	—	9,160	1	130	1
Agriculture/paper manufacturing	6,867	1	567	2	7,548	1	726	3
Aerospace/defense	5,318	1	56	—	6,126	1	31	—
All other(b)	126,483	18	2,833	8	170,739	22	2,567	10

Subtotal	$650,918	100%	$35,335	100%	$790,586	100%	$25,997	100%

Loans held-for-sale and loans at fair value	5,235		2,211		13,955		2,258
Receivables from customers	13,148		—		16,141		—
Interests in purchased receivables(c)	2,329		—		—		—

Total	$671,630		$37,546		$820,682		$28,255

(a)	Rankings are based on exposure at September 30, 2009. The industries presented in the December 31, 2008, table reflect the same rankings of the exposure at September 30, 2009.

(b)	For more information on exposures to SPEs included in all other, see Note 16 on pages 156–161 of this Form 10-Q.

(c)	Represents undivided interests in pools of receivables and similar types of assets due to the consolidation of one of the Firm-administered multi-seller conduits.

(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

Loans
The following table presents wholesale loans and nonperforming assets by business segment as of September 30, 2009, and December 31, 2008.

	September 30, 2009
								Assets acquired in loan
	Loans			Nonperforming				satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$55,703	$4,582	$60,285	$4,910		$624	(b)	$248	$—	$5,782
Commercial Banking	101,608	288	101,896	2,302		—		159	—	2,461
Treasury & Securities Services	19,693	—	19,693	14		—		—	—	14
Asset Management	35,925	—	35,925	409		—		2	11	422
Corporate/Private Equity	789	365	1,154	5		—		—	—	5

Total	$213,718	$5,235	$218,953	$7,640	(a)	$624		$409	$11	$8,684

	December 31, 2008
								Assets acquired in loan
	Loans			Nonperforming				satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$71,357	$13,660	$85,017	$1,175		$1,079	(b)	$247	$—	$2,501
Commercial Banking	115,130	295	115,425	1,026		—		102	14	1,142
Treasury & Securities Services	24,508	—	24,508	30		—		—	—	30
Asset Management	36,188	—	36,188	147		—		—	25	172
Corporate/Private Equity	906	—	906	4		—		—	—	4

Total	$248,089	$13,955	$262,044	$2,382	(a)	$1,079		$349	$39	$3,849

(a)	The Firm held allowances for loan losses of $2.4 billion and $712 million, respectively, related to these nonperforming loans, resulting in allowance coverage ratios of 32% and 30%, at September 30, 2009, and December 31, 2008, respectively. Wholesale nonperforming loans represent 3.49% and 0.91% of total wholesale loans at September 30, 2009, and December 31, 2008, respectively.

(b)	Nonperforming derivatives represent less than 1.0% of the total derivative receivables net of cash collateral at both September 30, 2009, and December 31, 2008.
In the normal course of business, the Firm provides loans to a variety of customers, from large corporate and institutional clients to high-net-worth individuals.
Retained wholesale loans were $213.7 billion at September 30, 2009, compared with $248.1 billion at December 31, 2008. The $34.4 billion decrease, across all wholesale lines of business, reflected lower customer demand. Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio. Held-for-sale loans and loans carried at fair value were $5.2 billion and $14.0 billion at September 30, 2009, and December 31, 2008, respectively. The decreases in both held-for-sale loans and loans at fair value reflected sales, reduced carrying values and lower volumes in the syndication market.
The Firm actively manages wholesale credit exposure through loan and commitment sales. During the first nine months of 2009 and 2008, the Firm sold $1.4 billion and $3.3 billion of loans and commitments, respectively, recognizing losses of $29 million in each period. These results include gains or losses on sales of nonperforming loans, if any, as discussed on page 69 of this Form 10-Q. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet–management purposes. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 59–63 and 147–155 respectively, of this Form 10-Q.
A loan is placed on nonaccrual status and considered nonperforming when full payment of principal and interest according to the contractual terms of the agreement is in doubt, or when principal or interest is 90 days or more past due, and collateral, if any, is insufficient to cover principal and interest. Nonperforming loans modified in a troubled debt restructuring may be returned to accrual status when a borrower has made six contractual payments. Nonperforming wholesale loans were $7.6 billion at September 30, 2009, an increase of $5.3 billion from December 31, 2008, reflecting continued deterioration in the credit environment, predominantly related to loans in the real estate, bank and finance companies and automotive industries. As of September 30, 2009, wholesale loans restructured as part of a troubled debt restructuring were approximately $1.0 billion.

The following table presents the geographic distribution of wholesale loans and nonperforming loans as of September 30, 2009, and December 31, 2008, respectively. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.
Loans and nonperforming loans, U.S. and Non-U.S.

	September 30, 2009		December 31, 2008
Wholesale		Nonperforming		Nonperforming
(in millions)	Loans	loans	Loans	loans

U.S.	$161,691	$6,621	$186,776	$2,123
Non-U.S.	57,262	1,019	75,268	259

Ending balance	$218,953	$7,640	$262,044	$2,382

The following table presents the change in the nonperforming loan portfolio for the nine months ended September 30, 2009 and 2008.
Nonperforming loan activity

Wholesale	Nine months ended September 30,
(in millions)	2009	2008

Beginning balance at January 1	$2,382	$514
Additions	10,889	1,801

Reductions:
Paydowns and other	3,554	554
Gross charge-offs	1,996	283
Returned to performing	78	33
Sales	3	40

Total reductions	5,631	910

Net additions	5,258	891

Ending balance	$7,640	$1,405

The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2009 and 2008. A nonaccrual loan is charged off to the allowance for loan losses when it is highly certain that a loss has been realized; this determination considers many factors, including the prioritization of the Firm’s claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity. The amounts in the table below do not include gains from sales of nonperforming loans.
Net charge-offs

Wholesale	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2009	2008	2009	2008

Loans – reported
Net charge-offs	$1,058	$52	$1,928	$185
Average annual net charge-off rate(a)	1.93%	0.10%	1.13%	0.12%

(a)	Net charge-off ratio was calculated using average retained loans of $218.0 billion and $208.3 billion for the quarters ended September 30, 2009 and 2008, respectively, and $228.5 billion and $206.5 billion for year-to-date 2009 and 2008, respectively.
Derivatives
Derivative contracts

In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenue through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts (including notional amounts), see Note 5 on pages 123–131 of this Form 10-Q, and Derivative contracts on pages 87–90 (including notional amounts) and Notes 32 and 34 on pages 202–205 and 210–211 of JPMorgan Chase’s 2008 Annual Report.
The following table summarizes the net derivative receivables MTM for the periods presented.

Derivative receivables MTM	Derivative receivables MTM
(in millions)	September 30, 2009	December 31, 2008

Interest rate(a)	$38,759	$49,996
Credit derivatives	20,512	44,695
Foreign exchange(a)	24,139	38,820
Equity	2,213	14,285
Commodity	8,442	14,830

Total, net of cash collateral	94,065	162,626
Liquid securities collateral held against derivative receivables	(14,334)	(19,816)

Total, net of all collateral	$79,731	$142,810

(a)	In 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in a reclassification of $14.1 billion of cross-currency interest rate swaps to foreign exchange contracts as of December 31, 2008.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

	September 30, 2009		December 31, 2008
Rating equivalent	Exposure net of	% of exposure	Exposure net of	% of exposure
(in millions, except ratios)	all collateral	net of all collateral	all collateral	net of all collateral

AAA/Aaa to AA-/Aa3	$36,718	46%	$68,708	48%
A+/A1 to A-/A3	12,658	16	24,748	17
BBB+/Baa1 to BBB-/Baa3	10,389	13	15,747	11
BB+/Ba1 to B-/B3	17,232	22	28,186	20
CCC+/Caa1 and below	2,734	3	5,421	4

Total	$79,731	100%	$142,810	100%

The amount of derivative receivables reported on the Consolidated Balance Sheets of $94.1 billion and $162.6 billion at September 30, 2009, and December 31, 2008, respectively, are the amount of the MTM or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and CVA. These amounts on the Consolidated Balance Sheets represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $14.3 billion and $19.8 billion at September 30, 2009, and December 31, 2008, respectively, resulting in total exposure, net of all collateral, of $79.7 billion and $142.8 billion at September 30, 2009, and December 31, 2008, respectively. The decrease of $63.1 billion in derivative receivables MTM, net of the above mentioned collateral, from December 31, 2008, was primarily related to tightening credit spreads, volatile foreign exchange rates and changes in the equity markets.
The Firm also holds additional collateral delivered by clients at the initiation of transactions. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of September 30, 2009, and December 31, 2008, the Firm held $18.1 billion and $22.2 billion of this additional collateral, respectively. The derivative receivables MTM, net of all collateral, also do not include other credit enhancements in the form of letters of credit.
The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 88% as of September 30, 2009, and remained unchanged from December 31, 2008.
The Firm posted $66.0 billion and $99.1 billion of collateral at September 30, 2009, and December 31, 2008, respectively.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in the respective credit ratings of their legal entities, to post collateral for the benefit of the other party. At September 30, 2009, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co., and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.5 billion and $4.4 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade to a specified rating of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
For further detailed discussion of credit derivatives, including the types of credit derivatives, see Credit derivatives on pages 89–90 and Note 32 on pages 202–205 of JPMorgan Chase’s 2008 Annual Report. The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of September 30, 2009, and December 31, 2008.

Credit derivative positions

	Notional amount
	Dealer/client		Credit portfolio
	Protection	Protection	Protection	Protection
(in billions)	purchased(b)	sold(b)	purchased(b)(c)	sold(b)	Total

September 30, 2009	$3,181	$3,130	$64	$1	$6,376
December 31, 2008(a)	4,193	4,102	92	1	8,388

(a)	The dealer/client amounts of protection purchased and protection sold for the prior period have been revised to conform to current presentation.

(b)	Included $3.1 trillion and $4.0 trillion at September 30, 2009, and December 31, 2008, respectively, of notional exposure within protection purchased and protection sold where the underlying reference instrument was identical. For a further discussion on credit derivatives, see Note 5 on pages 123–131 of this Form 10-Q.

(c)	Included $19.7 billion and $34.9 billion at September 30, 2009, and December 31, 2008, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
Dealer/client
For a further discussion on dealer/client business related to credit protection, see Dealer/client business on page 89 of JPMorgan Chase’s 2008 Annual Report. At September 30, 2009, the total notional amount of protection purchased and sold in the dealer/client business decreased by $2.0 trillion from year-end 2008, primarily as a result of industry efforts to reduce offsetting trade activity.
Credit portfolio activities

Use of single-name and portfolio credit derivatives	Notional amount of protection purchased and sold
(in millions)	September 30, 2009	December 31, 2008

Credit derivatives used to manage:
Loans and lending-related commitments	$51,716	$81,227
Derivative receivables	11,980	10,861

Total protection purchased(a)	$63,696	$92,088
Total protection sold	1,088	637

Credit derivatives hedges notional	$62,608	$91,451

(a)	Included $19.7 billion and $34.9 billion at September 30, 2009, and December 31, 2008, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under U.S. GAAP; these derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. In contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives used in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the CVA (which reflects the credit quality of derivatives counterparty exposure), are included in the gains and losses realized on credit derivatives disclosed in the table below. These results can vary from period to period due to market conditions that impact specific positions in the portfolio. For a discussion of CVA related to derivative contracts, see Derivative receivables MTM on pages 87-89 of JPMorgan Chase’s 2008 Annual Report.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Hedges of lending-related commitments(a)	$(886)	$269	$(2,950)	$447
CVA and hedges of CVA(a)	687	(702)	2,006	(1,285)

Net gains/(losses)(b)	$(199)	$(433)	$(944)	$(838)

(a)	These hedges do not qualify for hedge accounting under U.S. GAAP.

(b)	Excluded losses of $1.1 billion and gains of $604 million for the quarters ended September 30, 2009 and 2008, respectively, and losses of $1.9 billion and gains of $2.0 billion for nine months ended 2009 and 2008, respectively, of other principal transaction revenue that was not associated with hedging activities.
Lending-related commitments
JPMorgan Chase uses lending-related financial instruments, such as commitments and guarantees, to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfills its obligation under these guarantees, and the counterparties subsequently fail to perform according to the terms of these contracts.

Wholesale lending-related commitments were $343.1 billion at September 30, 2009, compared with $379.9 billion at December 31, 2008, reflecting lower customer demand. In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amounts of the Firm’s lending-related commitments were $179.0 billion and $204.3 billion as of September 30, 2009, and December 31, 2008, respectively.
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
The table below presents the Firm’s exposure to its top ten emerging markets countries. The selection of countries is based solely on the Firm’s largest total exposures by country and not its view of any actual or potentially adverse credit conditions. Exposure is reported based on the country where the assets of the obligor, counterparty or guarantor are located. Exposure amounts are adjusted for collateral and for credit enhancements (e.g., guarantees and letters of credit) provided by third parties; outstandings supported by a guarantor located outside the country or backed by collateral held outside the country are assigned to the country of the enhancement provider. In addition, the effect of credit derivative hedges and other short credit or equity trading positions are reflected in the table below. Total exposure includes exposure to both government and private-sector entities in a country.
Top 10 emerging markets country exposure

At September 30, 2009	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.1	$1.1	$1.2	$4.4	$4.0	$8.4
Brazil	2.8	(0.2)	1.1	3.7	3.2	6.9
India	1.1	2.4	1.1	4.6	0.6	5.2
China	1.5	0.7	0.8	3.0	0.2	3.2
Hong Kong	1.7	0.5	0.9	3.1	—	3.1
Mexico	1.4	0.9	0.4	2.7	—	2.7
Taiwan	0.1	0.6	0.3	1.0	1.6	2.6
United Arab Emirates	1.5	0.6	—	2.1	—	2.1
Malaysia	—	1.2	0.3	1.5	0.5	2.0
South Africa	0.4	0.7	0.5	1.6	—	1.6

At December 31, 2008	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.9	$1.6	$0.9	$5.4	$2.3	$7.7
India	2.2	2.8	0.9	5.9	0.6	6.5
China	1.8	1.6	0.3	3.7	0.8	4.5
Brazil	1.8	—	0.5	2.3	1.3	3.6
Taiwan	0.1	0.2	0.3	0.6	2.5	3.1
Hong Kong	1.3	0.3	1.2	2.8	—	2.8
United Arab Emirates	1.8	0.7	—	2.5	—	2.5
Mexico	1.9	0.3	0.3	2.5	—	2.5
South Africa	0.9	0.5	0.4	1.8	—	1.8
Russia	1.3	0.2	0.3	1.8	—	1.8

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Trading includes: (1) issuer exposure on cross-border debt and equity instruments, held both in trading and investment accounts and adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed).

(c)	Other represents mainly local exposure funded cross-border, including capital investments in local entities.

(d)	Local exposure is defined as exposure to a country denominated in local currency and booked locally. Any exposure not meeting these criteria is defined as cross-border exposure.

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
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as credit-impaired based on an analysis of high-risk characteristics, including product type, loan-to-value ratios, FICO scores and delinquency status. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. At the time of the acquisition, these loans were recorded at fair value, including an estimate of losses that are expected to be incurred over the estimated remaining lives of the loan pools. Therefore, no allowance for loan losses was recorded as of the transaction date. During the third quarter of 2009, management concluded that it was probable that higher expected future credit losses for the purchased credit-impaired prime mortgage portfolio would result in a decrease in expected future cash flows for this portfolio. As a result, an allowance for loan losses of $1.1 billion was established. For additional information, see Note 13 on pages 142–145 of this Form 10-Q.
The credit performance of the consumer portfolio across the entire product spectrum continues to be negatively affected by the economic environment. Higher unemployment and weaker overall economic conditions have led to a significant increase in the number of loans charged off, while continued weak housing prices have driven a significant increase in the amount of loss recognized on real estate when the loans are charged off. Delinquencies and nonperforming loans continued to increase in the third quarter of 2009, particularly for the prime mortgage portfolio. The increases in these credit quality metrics were due, in part, to foreclosure moratorium programs, which ended in early 2009. These moratoriums halted stages of the foreclosure process while the U.S. Treasury developed its foreclosure program and the Firm enhanced its foreclosure-prevention programs. Due to high volume of foreclosures after the moratoriums, processing timelines for foreclosures were elongated by approximately 100 days. Losses related to these loans continued to be recognized in accordance with the Firm’s normal charge-off practices, but some delinquent loans that would have otherwise been foreclosed upon remain in the mortgage and home equity loan portfolios. Additional deterioration in the overall economic environment, including continued deterioration in the labor and residential real estate markets, could cause delinquencies and losses to increase beyond the Firm’s current expectations.
Since mid-2007, the Firm has taken actions to reduce risk exposure by tightening both underwriting and loan qualification standards for real estate lending, as well as for non–real estate consumer lending products. Tighter income verification, more conservative collateral valuation, reduced loan-to-value maximums, and higher FICO and custom risk score requirements are just some of the actions taken to date to mitigate risk related to new originations. The Firm believes that these actions have better aligned loan pricing with the underlying credit risk of the loans. In addition, originations of subprime mortgage loans, stated income and broker-originated mortgage and home equity loans have been eliminated entirely to further reduce originations with high-risk characteristics.
During 2009, the Firm reviewed its real estate portfolio to identify homeowners most in need of assistance, opened new regional counseling centers, hired additional loan counselors, introduced new financing alternatives, proactively reached out to borrowers to offer prequalified modifications, and commenced a new process to independently review each loan before moving it into the foreclosure process. In addition, during the first quarter of 2009, the U.S. Treasury introduced the Making Home Affordable (“MHA”) programs, which are designed to assist eligible homeowners by modifying the terms of their mortgages. The Firm is participating in the MHA programs while continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the MHA programs. The MHA programs and the Firm’s other loss-mitigation programs for financially troubled borrowers generally represent various concessions such as term extensions, rate reductions and deferral of principal payments that would have been required under the terms of the original agreement. Under these programs, borrowers must make three payments during a 90-day trial modification period and be successfully re-underwritten with income verification before their loan could be contractually modified. The Firm’s loss-mitigation programs are intended to minimize economic loss to the Firm, while providing alternatives to foreclosure. The success of these programs is highly dependent on borrowers’ ongoing ability and willingness to repay in accordance with the modified terms and could be adversely affected by additional deterioration in the economic environment or shifts in borrower behavior. For both the Firm’s on-balance sheet loans and loans serviced for others, approximately 262,000 trial mortgage modifications had been offered to borrowers as of September 30, 2009.

The following table presents information relating to restructured on-balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty as of September 30, 2009. Modifications of purchased credit-impaired loans continue to be accounted for and reported as purchased credit-impaired loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of whether a probable and/or significant change in estimated future cash flows has occurred. Modifications of other loans are generally accounted for and reported as troubled debt restructurings.
Restructured residential real estate loans

		Nonperforming
September 30, 2009	On–balance	on–balance
(in millions)	sheet loans	sheet loans(e)

Restructured residential real estate loans – excluding purchased credit-impaired loans(a)
Home equity – senior lien(b)	$198	$1
Home equity – junior lien(c)	208	10
Prime mortgage	467	119
Subprime mortgage	2,052	561
Option ARMs	5	4

Total restructured residential real estate loans – excluding purchased credit-impaired loans	$2,930	$695

Restructured purchased credit-impaired loans(d)
Home equity	$393	NA
Prime mortgage	986	NA
Subprime mortgage	1,948	NA
Option ARMs	1,575	NA

Total restructured purchased credit-impaired loans	$4,902	NA

(a)	Amounts represent the carrying value of restructured residential real estate loans.

(b)	Represents loans where JPMorgan Chase holds the first security interest placed upon the property.

(c)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(d)	Amounts represent the unpaid principal balance of restructured purchased credit-impaired loans.

(e)	Nonperforming loans modified in a troubled debt restructuring are returned to accrual status when a borrower has made six contractual payments.
The following tables present managed consumer credit–related information (including RFS, CS and residential real estate loans reported in the Corporate/Private Equity segment) for the dates indicated.
Managed consumer credit-related information

			Nonperforming		90 days past due
	Credit exposure		loans(f)		and still accruing
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in millions, except ratios)	2009	2008	2009	2008	2009	2008

Consumer loans – excluding purchased credit-impaired loans and loans held-for-sale
Home equity – senior lien	$27,726	$29,793	$449	$291	$—	$—
Home equity – junior lien	77,069	84,542	1,149	1,103	—	—
Prime mortgage	67,597	72,266	4,007	1,895	—	—
Subprime mortgage	13,270	15,330	3,233	2,690	—	—
Option ARMs	8,852	9,018	244	10	—	—
Auto loans(a)	44,309	42,603	179	148	—	—
Credit card – reported(b)	78,215	104,746	3	4	2,745	2,649
All other loans	32,405	33,715	863	430	511	463

Total	349,443	392,013	10,127	6,571	3,256	3,112

Consumer loans – purchased credit-impaired
Home equity	27,088	28,555	NA	NA	NA	NA
Prime mortgage	20,229	21,855	NA	NA	NA	NA
Subprime mortgage	6,135	6,760	NA	NA	NA	NA
Option ARMs	29,750	31,643	NA	NA	NA	NA

Total consumer loans – purchased credit-impaired	83,202	88,813	NA	NA	NA	NA

Total consumer loans – retained	432,645	480,826	10,127	6,571	3,256	3,112

Loans held-for-sale	1,546	2,028	—	—	—	—

Total consumer loans – reported	434,191	482,854	10,127	6,571	3,256	3,112

Credit card – securitized(c)	87,028	85,571	—	—	1,813	1,802

Total consumer loans – managed	521,219	568,425	10,127	6,571	5,069	4,914

					90 days past due
	Credit exposure		Nonperforming loans(f)		and still accruing
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in millions, except ratios)	2009	2008	2009	2008	2009	2008

Consumer lending-related commitments:
Home equity(d)	64,762	95,743
Prime mortgage	2,000	5,079
Subprime mortgage	—	—
Option ARMs	—	—
Auto loans	6,169	4,726
Credit card(d)	584,231	623,702
All other loans	11,605	12,257

Total lending-related commitments	668,767	741,507

Total consumer credit portfolio	$1,189,986	$1,309,932

Memo: Credit card – managed	$165,243	$190,317	$3	$4	$4,558	$4,451

	Three months ended September 30,				Nine months ended September 30,
			Average annual				Average annual
			net charge-off				net charge-off
	Net charge-offs		rate(g)		Net charge-offs		rate(g)
(in millions, except ratios)	2009	2008	2009	2008	2009	2008	2009	2008

Consumer loans – excluding purchased credit-impaired loans
Home equity – senior lien	$65	$23	0.93%	0.37%	$164	$60	0.77%	0.33%
Home equity – junior lien	1,077	640	5.41	3.63	3,341	1,561	5.49	2.97
Prime mortgage	528	177	3.09	1.51	1,323	331	2.53	0.98
Subprime mortgage	422	273	12.31	7.65	1,196	614	11.18	5.43
Option ARMs	15	—	0.67	—	34	—	0.51	—
Auto loans	159	124	1.46	1.12	479	361	1.49	1.10
Credit card – reported	2,694	1,106	12.85	5.56	7,412	3,159	10.99	5.40
All other loans	355	89	4.31	1.16	911	249	3.65	1.21

Total consumer loans – excluding purchased credit-impaired loans(e)	5,315	2,432	5.92	3.13	14,860	6,335	5.37	2.78

Total consumer loans – reported	5,315	2,432	4.79	3.13	14,860	6,335	4.36	2.78

Credit card – securitized(c)	1,698	873	7.83	4.43	4,826	2,384	7.56	4.16

Total consumer loans – managed	7,013	3,305	5.29	3.39	19,686	8,719	4.86	3.06

Total consumer loans – managed –excluding purchased credit-impaired loans(e)	$7,013	$3,305	6.29%	3.39%	$19,686	$8,719	5.78%	3.06%

Memo: Credit card – managed	$4,392	$1,979	10.30%	5.00%	$12,238	$5,543	9.32%	4.79%

(a)	Excluded operating lease–related assets of $2.7 billion and $2.2 billion at September 30, 2009, and December 31, 2008, respectively.

(b)	Includes $3.0 billion of loans at September 30, 2009, held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s Consolidated Balance Sheets at fair value during the second quarter of 2009.

(c)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 33–36 of this Form 10-Q.

(d)	The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be utilized at the same time. For credit card commitments and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(e)	Charge-offs are not recorded on purchased credit-impaired loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for these loans.

(f)	At September 30, 2009, and December 31, 2008, nonperforming loans excluded: (1) mortgage loans insured by U.S. government agencies of $7.0 billion and $3.0 billion, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $511 million and $437 million, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(g)	Average consumer loans held-for-sale and loans at fair value were $1.3 billion and $1.5 billion for the quarters ended September 30, 2009 and 2008, respectively, and $2.4 billion and $3.2 billion for year-to-date 2009 and 2008, respectively. These amounts were excluded when calculating the net charge-off rates.

The following table presents consumer nonperforming assets by business segment as of September 30, 2009, and December 31, 2008. Except for credit card loans and certain mortgage and student loans insured by U.S. government agencies, a loan is placed on nonaccrual status and considered nonperforming when full payment of principal and interest according to the contractual terms of the agreement is in doubt, or when the loan is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest.
Consumer nonperforming assets

	September 30, 2009				December 31, 2008
		Assets acquired in				Assets acquired in
		loan satisfactions				loan satisfactions
	Nonperforming	Real estate		Nonperforming	Nonperforming	Real estate		Nonperforming
(in millions)	loans	owned	Other	assets	loans	owned	Other	assets

Retail Financial Services(a)	$10,091	$1,444	$106	$11,641	$6,548	$2,183	$110	$8,841
Card Services	3	—	—	3	4	—	—	4
Corporate/Private Equity	33	1	—	34	19	1	—	20

Total	$10,127	$1,445	$106	$11,678	$6,571	$2,184	$110	$8,865

(a)	At September 30, 2009, and December 31, 2008, nonperforming loans and assets excluded: (1) mortgage loans insured by U.S. government agencies of $7.0 billion and $3.0 billion, respectively; (2) real estate owned that was insured by U.S. government agencies of $579 million and $364 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $511 million and $437 million, respectively. These amounts are excluded, as reimbursement is proceeding normally.
The following table presents 30+ day delinquency information for the dates indicated.
Consumer 30+ day delinquency information

	30+ day delinquent loans				30+ day delinquency rate
	September 30,		December 31,		September 30,	December 31,
(in millions, except ratios)	2009		2008		2009	2008

Consumer loans – excluding purchased credit-impaired loans(a)
Home equity – senior lien	$796		$585		2.87%	1.96%
Home equity – junior lien	2,577		2,563		3.34	3.03
Prime mortgage	5,457	(b)	3,180	(b)	8.05 (d)	4.39 (d)
Subprime mortgage	4,370		3,760		32.93	24.53
Option ARMs	364		68		4.11	0.75
Auto loans	743		963		1.68	2.26
Credit card – reported	5,817		5,653		7.44	5.40
All other loans	1,284	(c)	708	(c)	3.80	1.99

Total consumer loans – excluding purchased credit-impaired loans – reported	$21,408		$17,480		6.10%	4.44%

Credit card – securitized	4,083		3,811		4.69	4.45

Total consumer loans – excluding purchased credit-impaired loans – managed	$25,491		$21,291		5.82%	4.44%

Memo: Credit card – managed	$9,900		$9,464		5.99%	4.97%

(a)	The delinquency rate for purchased credit-impaired loans, which is based on the unpaid principal balance, was 25.56% and 17.89% at September 30, 2009 and December 31, 2008, respectively.

(b)	Excluded 30+ day delinquent mortgage loans that are insured by U.S. government agencies of $7.7 billion and $3.5 billion at September 30, 2009, and December 31, 2008, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(c)	Excluded 30+ day delinquent loans that are 30 days or more past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $903 million and $824 million at September 30, 2009 and December 31, 2008, respectively. These amounts are excluded, as reimbursement is proceeding normally.
(d)	The denominator for the calculation of the 30+ day delinquency rate includes: (1) residential real estate loans reported in the Corporate/Private Equity segment; and (2) mortgage loans insured by U.S. government agencies. The 30+ day delinquency rate excluding these loan balances was 10.47% and 5.14% at September 30, 2009 and December 31, 2008, respectively.

The following tables present the geographic distribution of certain consumer credit outstandings by product as of September 30, 2009, and December 31, 2008, excluding purchased credit-impaired loans acquired in the Washington Mutual transaction.
Consumer loans by geographic region

										Total		Total
	Home	Home				Total				consumer		consumer
September 30, 2009	equity –	equity –	Prime	Subprime	Option	home loan		Card	All other	loans –	Card	loans –
(in billions)	senior lien	junior lien	mortgage	mortgage	ARMs	portfolio	Auto	reported	loans	reported	securitized	managed

Excluding purchased credit-impaired loans
California	$3.6	$17.5	$19.9	$1.9	$3.9	$46.8	$4.5	$11.0	$1.8	$64.1	$11.8	$75.9
New York	3.4	12.7	9.4	1.6	0.9	28.0	3.6	6.0	4.4	42.0	6.9	48.9
Texas	4.4	2.8	2.4	0.4	0.2	10.2	4.1	5.6	3.9	23.8	6.6	30.4
Florida	1.1	4.4	6.0	2.0	0.9	14.4	1.7	5.2	0.9	22.2	5.0	27.2
Illinois	1.8	5.0	3.3	0.6	0.3	11.0	2.3	3.9	2.3	19.5	5.0	24.5
Ohio	2.4	2.0	0.8	0.3	—	5.5	3.2	3.0	3.0	14.7	3.5	18.2
New Jersey	0.7	4.0	2.3	0.7	0.3	8.0	1.7	3.0	1.1	13.8	3.6	17.4
Michigan	1.3	2.0	1.4	0.4	—	5.1	1.9	2.4	2.4	11.8	3.0	14.8
Arizona	1.6	3.8	1.6	0.3	0.1	7.4	1.5	1.7	1.8	12.4	2.1	14.5
Pennsylvania	0.3	1.2	0.7	0.4	0.1	2.7	2.0	2.8	0.6	8.1	3.3	11.4
Washington	0.9	2.5	2.0	0.3	0.4	6.1	0.6	1.5	0.3	8.5	1.6	10.1
Colorado	0.4	1.7	1.7	0.2	0.2	4.2	0.9	1.6	1.0	7.7	2.2	9.9
All other	5.8	17.5	16.3	4.2	1.6	45.4	16.3	30.5	10.2	102.4	32.4	134.8

Total – excluding purchased credit-impaired loans	$27.7	$77.1	$67.8	$13.3	$8.9	$194.8	$44.3	$78.2	$33.7	$351.0	$87.0	$438.0

										Total		Total
	Home	Home				Total				consumer		consumer
December 31, 2008	equity –	equity –	Prime	Subprime	Option	home loan		Card	All other	loans –	Card	loans –
(in billions)	senior lien	junior lien	mortgage	mortgage	ARMs	portfolio	Auto	reported	loans	reported	securitized	managed

Excluding purchased credit-impaired loans
California	$3.9	$19.3	$22.8	$2.2	$3.8	$52.0	$4.7	$14.8	$2.0	$73.5	$12.5	$86.0
New York	3.3	13.0	10.4	1.7	0.9	29.3	3.7	8.3	4.7	46.0	6.6	52.6
Texas	5.0	3.1	2.7	0.4	0.2	11.4	3.8	7.4	4.1	26.7	6.1	32.8
Florida	1.3	5.0	6.0	2.3	0.9	15.5	1.5	6.8	0.9	24.7	5.2	29.9
Illinois	1.9	5.3	3.3	0.7	0.3	11.5	2.2	5.3	2.5	21.5	4.6	26.1
Ohio	2.6	2.0	0.7	0.4	—	5.7	3.3	4.1	3.3	16.4	3.4	19.8
New Jersey	0.8	4.2	2.5	0.8	0.3	8.6	1.6	4.2	0.9	15.3	3.6	18.9
Michigan	1.4	2.2	1.3	0.4	—	5.3	1.5	3.4	2.8	13.0	2.8	15.8
Arizona	1.7	4.2	1.6	0.4	0.2	8.1	1.6	2.3	1.9	13.9	1.8	15.7
Pennsylvania	0.2	1.4	0.7	0.5	0.1	2.9	1.7	3.9	0.7	9.2	3.2	12.4
Washington	1.0	2.8	2.3	0.3	0.5	6.9	0.6	2.0	0.4	9.9	1.6	11.5
Colorado	0.5	1.9	1.9	0.3	0.3	4.9	0.9	2.1	0.9	8.8	2.1	10.9
All other	6.2	20.1	16.3	4.9	1.5	49.0	15.5	40.1	10.5	115.1	32.1	147.2

Total – excluding purchased credit-impaired loans	$29.8	$84.5	$72.5	$15.3	$9.0	$211.1	$42.6	$104.7	$35.6	$394.0	$85.6	$479.6

The following table presents the geographic distribution of home loans with estimated loan-to-value (“LTVs”) in excess of 100% as of September 30, 2009, and December 31, 2008, excluding purchased credit-impaired loans acquired in the Washington Mutual transaction. The collateral values that were used to calculate the current estimated LTV ratios in the following table were derived from a nationally recognized home price index measured at the MSA level. Because such values do not represent actual appraised loan-level collateral values, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.
Geographic distribution of home loans with estimated LTVs >100%

September 30, 2009	Home equity –		Subprime
(in billions, except ratios)	junior lien(a)	Prime mortgage	mortgage	Total	% of total loans

California	$8.3	$8.1	$1.2	$17.6	45%
New York	2.7	1.2	0.4	4.3	18
Arizona	3.0	1.0	0.2	4.2	74
Florida	3.2	3.6	1.4	8.2	66
Michigan	1.3	0.7	0.3	2.3	61
All other	9.9	5.8	2.0	17.7	24

Total LTV >100%	$28.4	$20.4	$5.5	$54.3	34%

As a percentage of total loans	37%	30%	41%	34%
Total portfolio average LTV at origination	74	73	79	74
Total portfolio average estimated current LTV(b)	99	90	102	95

December 31, 2008	Home equity –		Subprime
(in billions, except ratios)	junior lien(a)	Prime mortgage	mortgage	Total	% of total loans

California	$8.3	$7.4	$1.2	$16.9	38%
New York	1.8	0.6	0.3	2.7	11
Arizona	2.9	0.8	0.2	3.9	63
Florida	2.9	2.7	1.5	7.1	53
Michigan	1.4	0.5	0.2	2.1	54
All other	7.3	3.1	1.7	12.1	15

Total LTV >100%	$24.6	$15.1	$5.1	$44.8	26%

As a percentage of total loans	29%	21%	33%	26%
Total portfolio average LTV at origination	75	72	79	74
Total portfolio average estimated current LTV(b)	90	81	92	87

(a)	Represents combined loan-to-value, which considers all lien positions related to the property.

(b)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated based on home valuation models utilizing nationally recognized home price index valuation estimates.
The following discussion relates to the specific loan and lending-related categories within the consumer portfolio.
Home equity: Home equity loans at September 30, 2009, were $104.8 billion, excluding purchased credit-impaired loans, a decrease of $9.5 billion from year-end 2008. The decrease primarily reflected slower loan origination growth, coupled with loan paydowns and charge-offs. The year-to-date 2009 provision for credit losses for the home equity portfolio included net increases of $1.5 billion to the allowance for loan losses, reflecting the impact of the weak economic environment. Early-stage delinquencies have shown signs of stabilization despite seasonal upward pressure, and credit losses have declined from the prior quarter. Senior lien nonperforming loans and net charge-offs have continued to increase due to the weak economic environment. Junior lien nonperforming loans were relatively unchanged from year-end 2008, while credit losses have increased from the prior-year quarter, as a result of a greater number of loans being fully charged off. Loss-mitigation strategies include the reduction or closure of outstanding credit lines for borrowers who have experienced significant increases in CLTVs or decreases in creditworthiness (e.g. declines in FICO scores), and modifications of loan terms for borrowers experiencing financial difficulties.

Mortgage: Mortgage loans at September 30, 2009, which include prime mortgages, subprime mortgages, option adjustable-rate mortgages (“option ARMs”) and mortgage loans held-for-sale, were $90.0 billion, excluding purchased credit-impaired loans. This represented a $6.8 billion decrease from year-end 2008, due to lower prime mortgage loans retained in the portfolio, as well as run-off of the subprime mortgage portfolio.
Prime mortgages of $67.8 billion decreased $4.7 billion from December 31, 2008. The year-to-date 2009 provision for credit losses includes a net increase of $1.0 billion to the allowance for loan losses reflecting the impact of the weak economic environment. Early-stage delinquencies have remained relatively stable through the third quarter, while late-stage delinquencies have increased as a result of prior foreclosure moratoriums and ongoing trial modification activity, driving an increase in nonperforming loans.
Subprime mortgages of $13.3 billion, excluding purchased credit-impaired loans, decreased $2.0 billion from December 31, 2008, as a result of the discontinuation of new originations, charge-offs and foreclosures on delinquent loans. The year-to-date 2009 provision for credit losses includes a net increase of $225 million to the allowance for loan losses, reflecting the impact of the weak economic environment.
Option ARMs of $8.9 billion, excluding purchased credit-impaired loans, represent less than 5% of non-credit impaired real estate loans and were relatively unchanged compared with December 31, 2008. This portfolio is primarily comprised of loans with low LTVs and high borrower FICOs, and to which the Firm currently expects substantially lower losses in comparison with the purchased credit-impaired portfolio. Approximately 3% of borrowers, representing loans with a carrying value of $293 million, were electing to make only the minimum or interest-only payment on option ARMs during the three months ended September 30, 2009. New originations of option ARMs were discontinued by Washington Mutual prior to the date of JPMorgan Chase’s acquisition of Washington Mutual. The Firm has not originated, and does not originate, option ARMs.
Auto loans: As of September 30, 2009, auto loans were $44.3 billion, an increase of $1.7 billion from year-end 2008, partially as a result of new originations in connection with the U.S. government’s “cash for clunkers” program in the third quarter. Delinquent loans were slightly lower than in the prior quarter. Loss severities also decreased as a result of higher used-car prices nationwide. The auto loan portfolio reflects a high concentration of prime-quality credits.
Credit card: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated Balance Sheets and those receivables sold to investors through securitizations. Managed credit card receivables were $165.2 billion at September 30, 2009, a decrease of $25.1 billion from year-end 2008, reflecting lower charge volume and a higher level of charge-offs.
The 30-day managed delinquency rate increased to 5.99% at September 30, 2009, from 4.97% at December 31, 2008, as a result of deterioration in the current economic environment. The managed credit card net charge-off rate increased to 10.30% for the third quarter of 2009, from 5.00% in the third quarter of 2008. The year-to-date managed credit card net charge-off rate increased to 9.32% in 2009, from 4.79% in 2008. These increases were due primarily to higher charge-offs as a result of the current economic environment, especially in MSAs experiencing the greatest housing price depreciation and highest unemployment and to the credit performance of loans acquired in the Washington Mutual transaction. The allowance for loan losses was increased by $2.0 billion for the year-to-date 2009, through additional provision for credit losses. The managed credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.
Managed credit card receivables, excluding the Washington Mutual portfolio, were $144.1 billion at September 30, 2009, compared with $162.1 billion at December 31, 2008; while the 30-day managed delinquency rate was 5.38% at September 30, 2009, up from 4.36% at December 31, 2008. The managed credit card net charge-off rate excluding the Washington Mutual portfolio increased to 9.41% for the third quarter of 2009 from 5.00% in the third quarter of 2008, while the year-to-date managed credit card net charge-off rate increased to 8.39% in 2009 from 4.79% in 2008.
Managed credit card receivables of the Washington Mutual portfolio were $21.2 billion at September 30, 2009, compared with $28.3 billion at December 31, 2008. Excluding the impact of the purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the Washington Mutual Master Trust, the Washington Mutual portfolio’s 30-day managed delinquency rate was 12.44% at September 30, 2009 compared with 9.14% at December 31, 2008, while the third quarter and year-to-date 2009 net charge-off rates were 21.94% and 18.32%, respectively.

All other: All other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), student loans, and other secured and unsecured consumer loans. As of September 30, 2009, other loans, including loans held-for-sale, were $33.7 billion, down $1.9 billion from year-end 2008, primarily as a result of lower business banking and student loans. The 2009 provision for credit losses included a net increase of $580 million to the allowance for loan losses, primarily in the business banking and student loan portfolios, reflecting the impact of the weak economic environment in the business banking and student loan portfolios.
Purchased credit-impaired: Purchased credit-impaired loans were $83.2 billion at September 30, 2009, compared with $88.8 billion at December 31, 2008. This portfolio represents loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no allowance for loan losses was recorded for these loans as of the acquisition date.
During the third quarter of 2009, management concluded that it was probable that higher expected future credit losses for the purchased credit-impaired prime mortgage portfolio would result in a decrease in expected future cash flows for this pool. As a result, an allowance for loan losses of $1.1 billion was established. The credit performance of the other pools has generally been consistent with the estimate of losses at the acquisition date. Accordingly, an expected change in the amounts and timing of future cash flows related to these pools of loans has not occurred. A probable decrease in expectation of future cash collections on these loans would result in the need to record an additional allowance for credit losses. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying loans.
The following table presents the current estimated LTV ratio, as well as the ratio of the carrying value of the underlying loans to the current collateral value, for purchased credit-impaired loans. Because such loans were initially measured at fair value, the ratio of the carrying value to the current collateral value will be lower than the current estimated LTV ratio, which is based on the unpaid principal balance. The collateral values used to calculate these ratios were derived from a nationally recognized home price index measured at the MSA level. Because such values do not represent actual appraised loan-level collateral values, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.
LTV ratios and ratios of carrying values to current collateral values — purchased credit-impaired

				Ratio of carrying
September 30, 2009	Unpaid principal	Current estimated		value to current
(in millions, except ratios)	balance(b)	LTV ratio(c)	Carrying value(e)	collateral value

Option ARMs (a)	$38,493	111%	$29,750	86%
Home equity	34,441	115 (d)	27,088	90
Prime mortgage	22,682	107	20,229	90 (f)
Subprime mortgage	9,301	111	6,135	73

Total	$104,917	111%	$83,202	87%

(a)	The percentage of borrowers electing to make only the minimum or interest-only payment on option ARMs was 22% during the three months ended September 30, 2009. The amount of unpaid interest added to the unpaid principal balance of option ARMs was $1.9 billion at September 30, 2009. Assuming a stable interest rate environment, if all eligible borrowers elect the minimum payment option all of the time and no borrowers prepay, the Firm would expect the following balance of loans to experience a payment recast based on reaching the principal cap: $193 million in the remainder of 2009, $2.1 billion in 2010 and $1.7 billion in 2011.

(b)	Represents the contractual amount of principal owed at September 30, 2009.

(c)	Represents the aggregate unpaid principal balance of loans divided by the collateral value. Current property values are estimated based on home valuation models utilizing nationally recognized home price index valuation estimates.

(d)	Represents combined loan-to-value, which considers all lien positions related to the property.

(e)	Carrying values include the effect of fair value adjustments that were applied to the consumer purchased credit-impaired portfolio at the date of acquisition.

(f)	Ratio of carrying value to current collateral value for the prime mortgage portfolio is net of the allowance for loan losses of $1.1 billion.
Purchased credit-impaired loans in the states of California and Florida represented 54% and 11%, respectively, of total purchased credit-impaired loans at September 30, 2009. The current estimated LTV ratios were 118% and 136% in California and Florida, respectively, at September 30, 2009.
Real estate owned (“REO”): As part of the residential real estate foreclosure process, loans are written down to the fair value of the underlying real estate asset, less costs to sell. In those instances where the Firm gains title, ownership and possession of individual properties at the completion of the foreclosure process, these REO assets are managed for prompt sale and disposition at the best possible economic value. Any further gains or losses on REO assets are recorded as part of other income. Operating expense, such as real estate taxes and maintenance, are charged to other expense. REO assets declined from year-end 2008 as a result of the foreclosure moratorium in early 2009 and the subsequent increase in loss-mitigation activities. It is anticipated that REO assets will increase over the next several quarters, as loans moving through the foreclosure process are expected to increase.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers the wholesale (risk-rated) and consumer (primarily scored) loan portfolios and represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also computes an allowance for wholesale lending-related commitments using a methodology similar to that used for the wholesale loans. During the nine-month period ended September 30, 2009, the Firm has not made any significant changes to the methodologies or policies described in the following paragraphs.
Wholesale loans are charged off to the allowance for loan losses when it is highly certain that a loss has been realized; this determination considers many factors, including the prioritization of the Firm’s claim in bankruptcy, expectations of the workout/restructuring of the loan, and valuation of the borrower’s equity. Consumer loans, other than purchased credit-impaired loans, are generally charged off to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council policy. For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days of receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier. Residential mortgage products are generally charged off to an amount equal to the net realizable value of the underlying collateral based on a broker price opinion, no later than the date the loan becomes 180 days past due. Other consumer products, if collateralized, are generally charged off to the net realizable value of the underlying collateral at 120 days past due.
Determining the appropriateness of the allowance is complex and requires judgment about the effect of matters that are inherently uncertain. Assumptions about unemployment rates, housing prices and overall economic conditions could have a significant impact on the Firm’s determination of loan quality. Subsequent evaluations of the loan portfolio, in light of then-prevailing factors, may result in significant changes in the allowances for loan losses and lending-related commitments in future periods. At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of September 30, 2009, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses inherent in the portfolio, including those not yet identifiable).
For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 92-94 and Note 14 on pages 146-147 of this Form 10-Q, and pages 107-108 and Note 15 on pages 166-168 of JPMorgan Chase’s 2008 Annual Report.
The credit ratios in the table below are based on retained loan balances, which exclude loans held-for-sale (with valuation changes recorded in noninterest revenue); and loans accounted for at fair value (with changes in fair value recorded in noninterest revenue). As of September 30, 2009 and 2008, wholesale retained loans were $213.7 billion and $271.5 billion, respectively; and consumer retained loans were $432.6 billion and $471.3 billion, respectively. For the nine months ended September 30, 2009 and 2008, average wholesale retained loans were $228.5 billion and $206.5 billion, respectively; and average consumer retained loans were $456.1 billion and $304.5 billion, respectively. Also provided in the following table is a credit ratio excluding the following items: home lending purchased credit-impaired loans acquired in the Washington Mutual transaction; and credit card loans consolidated from the Washington Mutual Master Trust, which were consolidated on the Firm’s balance sheet at fair value during the second quarter of 2009. The purchased credit-impaired loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. Accordingly, no allowance for loan losses was recorded for these loans as of the acquisition date. Subsequent evaluations of estimated credit deterioration in this portfolio resulted in the recording of an allowance for loan losses of $1.1 billion at September 30, 2009. For more information on home lending purchased credit-impaired loans, see pages 74-75 and 80 of this Form 10-Q. For more information on the consolidation of assets from the Washington Mutual Master Trust, see Note 15 on pages 147-155 of this Form 10-Q.

Summary of changes in the allowance for credit losses

Nine months ended September 30,	2009			2008
(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Allowance for loan losses:
Beginning balance at January 1,	$6,545	$16,619	$23,164	$3,154	$6,080	$9,234
Gross charge-offs	1,996	15,562	17,558	283	6,932	7,215
Gross recoveries	(68)	(702)	(770)	(98)	(597)	(695)

Net charge-offs	1,928	14,860	16,788	185	6,335	6,520
Provision for loan losses:
Provision excluding accounting policy conformity	3,380	21,189	24,569	1,788	10,039	11,827
Accounting policy conformity(a)	—	—	—	564	1,412	1,976

Total provision for loan losses	3,380	21,189	24,569	2,352	11,451	13,803
Acquired allowance resulting from the Washington Mutual transaction	—	—	—	229	2,306	2,535
Other(b)	44	(356)	(312)	29	(29)	—

Ending balance at September 30	$8,041	$22,592	$30,633	$5,579	$13,473	$19,052

Components:
Asset-specific	$2,410	$161	$2,571	$253	$70	$323
Formula-based	5,631	22,431	28,062	5,326	13,403	18,729

Total allowance for loan losses	$8,041	$22,592	$30,633	$5,579	$13,473	$19,052

Allowance for lending-related commitments:
Beginning balance at January 1,	$634	$25	$659	$835	$15	$850
Provision for lending-related commitments	173	(11)	162	(138)	1	(137)
Other(b)	3	(3)	—	7	(7)	—

Ending balance at September 30	$810	$11	$821	$704	$9	$713

Components:
Asset-specific	$213	$—	$213	$34	$—	$34
Formula-based	597	11	608	670	9	679

Total allowance for lending-related commitments	$810	$11	$821	$704	$9	$713

Total allowance for credit losses	$8,851	$22,603	$31,454	$6,283	$13,482	$19,765

Credit ratios:
Allowance for loan losses to retained loans	3.76%	5.22%	4.74%	2.06%	2.86%	2.56%
Net charge-off rates(c)	1.13	4.36	3.28	0.12	2.78	1.70

Credit ratios excluding home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust
Allowance for loan losses to retained loans(d)	3.77	6.21	5.28	2.06	3.42	2.87

(a)	Related to the Washington Mutual transaction in the third quarter of 2008.

(b)	Other predominantly includes a reclassification in 2009 related to the issuance and retention of securities from the Chase Issuance Trust, as well as reclassifications of allowance balances related to business transfers between wholesale and consumer businesses in the first quarter of 2008.

(c)	Charge-offs are not recorded on purchased credit-impaired loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition.

(d)	Excludes the impact of purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction and loans held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009. During the third quarter of 2009, an allowance for loan losses of $1.1 billion was recorded for the purchased credit-impaired loans acquired in the Washington Mutual transaction. No allowance was recorded for the loans that were consolidated from the Washington Mutual Master Trust as of September 30, 2009. To date, no charge-offs have been recorded for any of these loans.

The calculation of the allowance for loan losses to total retained loans, excluding both home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust, is presented below.

September 30, (in millions, except ratios)	2009	2008

Allowance for loan losses	$30,633	$19,052
Less: Allowance for purchased credit-impaired loans	1,090	—

Adjusted allowance for loan losses	$29,543	$19,052

Total loans retained	$646,363	$742,797
Less: Firmwide purchased credit-impaired loans	83,388	78,125
Loans held by the Washington Mutual Master Trust	3,008	—

Adjusted loans	$559,967	$664,672
Allowance for loan losses to ending loans excluding purchased credit-impaired loans and loans held by the Washington Mutual Master Trust	5.28%	2.87%

The allowance for credit losses increased by $7.6 billion from December 31, 2008, to $31.5 billion, reflecting increases of $6.0 billion and $1.6 billion in the consumer and wholesale portfolios, respectively. Excluding held-for-sale loans, loans carried at fair value, purchased credit-impaired loans and loans held by the Washington Mutual Master Trust, the allowance for loan losses represented 5.28% of loans at September 30, 2009, compared with 3.62% at December 31, 2008. The consumer allowance increased by $4.4 billion for the consumer lending and business banking portfolios, as weak economic conditions and housing price declines continued to drive higher estimated losses for these portfolios. The consumer allowance for loan losses also increased by $1.6 billion for Card Services, due to the weakening credit environment. The increase in the wholesale allowance for loan losses of $1.5 billion reflected the effect of this continued deterioration in the credit environment.
The allowance for lending-related commitments, which is reported in other liabilities, was $821 million and $659 million at September 30, 2009, and December 31, 2008, respectively. The increase reflects the continued deterioration in the credit environment.
The following table presents the allowance for credit losses by business segment at September 30, 2009 and December 31, 2008.

	September 30, 2009			December 31, 2008
		Allowance for			Allowance for
	Allowance for	lending-related	Total allowance	Allowance for	lending-related	Total allowance
(in millions)	loan losses	commitments	for credit losses	loan losses	commitments	for credit losses

Investment Bank	$4,703	$401	$5,104	$3,444	$360	$3,804
Commercial Banking	3,063	300	3,363	2,826	206	3,032
Treasury & Securities Services	15	104	119	74	63	137
Asset Management	251	5	256	191	5	196
Corporate/Private Equity	9	—	9	10	—	10

Total Wholesale	8,041	810	8,851	6,545	634	7,179

Retail Financial Services	13,286	11	13,297	8,918	25	8,943
Card Services	9,297	—	9,297	7,692	—	7,692
Corporate/Private Equity	9	—	9	9	—	9

Total Consumer	22,592	11	22,603	16,619	25	16,644

Total	$30,633	$821	$31,454	$23,164	$659	$23,823

Provision for credit losses
For a discussion of the reported provision for credit losses, see Provision for credit losses on page 13 of this Form 10-Q. The managed provision for credit losses was $9.8 billion for the three months ended September 30, 2009, up by $3.1 billion from the prior year. The prior-year quarter included a $2.0 billion charge to conform Washington Mutual’s allowance for loan losses, which affected both the consumer and wholesale portfolios. For the purpose of the following analysis, this charge is excluded. The total consumer managed provision for credit losses was $9.0 billion in the current quarter, compared with $4.3 billion in the prior year, reflecting the continued deterioration in the credit environment. The increase in the consumer provision reflected increases in estimated losses across most of the portfolios. The wholesale provision for credit losses was $779 million for the third quarter of 2009, compared with $398 million in the prior year, reflecting the continued deterioration in the credit environment. The managed provision for credit losses was $29.6 billion for the nine months ended September 30, 2009, up by $15.5 billion from the prior year-to-date period in both the consumer and wholesale provisions for credit losses reflecting the continued deterioration in the credit environment.

			Provision for lending-		Total provision
	Provision for loan losses		related commitments		for credit losses
Three months ended September 30, (in millions)	2009	2008	2009	2008	2009	2008

Investment Bank	$330	$238	$49	$(4)	$379	$234
Commercial Banking	326	105	29	21	355	126
Treasury & Securities Services	1	7	12	11	13	18
Asset Management	37	21	1	(1)	38	20
Corporate/Private Equity(a)	(6)	564	—	—	(6)	564

Total wholesale	688	935	91	27	779	962
Retail Financial Services	4,004	2,056	(16)	—	3,988	2,056
Card Services — reported	3,269	1,356	—	—	3,269	1,356
Corporate/Private Equity(a)	68	1,413	—	—	68	1,413

Total consumer	7,341	4,825	(16)	—	7,325	4,825

Total provision for credit losses — reported	8,029	5,760	75	27	8,104	5,787
Credit card — securitized	1,698	873	—	—	1,698	873

Total provision for credit losses — managed	$9,727	$6,633	$75	$27	$9,802	$6,660

			Provision for lending-		Total provision
	Provision for loan losses		related commitments		for credit losses
Nine months ended September 30, (in millions)	2009	2008	2009	2008	2009	2008

Investment Bank	$2,419	$1,347	$41	$(97)	$2,460	$1,250
Commercial Banking	869	325	91	(51)	960	274
Treasury & Securities Services	(39)	25	41	12	2	37
Asset Management	130	55	—	(2)	130	53
Corporate/Private Equity(a)	1	600	—	—	1	600

Total wholesale	3,380	2,352	173	(138)	3,553	2,214
Retail Financial Services	11,722	6,328	(11)	1	11,711	6,329
Card Services — reported	9,397	3,709	—	—	9,397	3,709
Corporate/Private Equity(a)	70	1,414	—	—	70	1,414

Total consumer	21,189	11,451	(11)	1	21,178	11,452

Total provision for credit losses — reported	24,569	13,803	162	(137)	24,731	13,666
Credit card — securitized	4,826	2,384	—	—	4,826	2,384

Total provision for credit losses — managed	$29,395	$16,187	$162	$(137)	$29,557	$16,050

(a)	Includes accounting conformity provisions related to the Washington Mutual transaction in 2008.
MARKET RISK MANAGEMENT
For discussion of the Firm’s market risk management organization, see pages 99-104 of JPMorgan Chase’s 2008 Annual Report.
Value-at-risk (“VaR”)
JPMorgan Chase’s primary statistical risk measure, VaR, estimates the potential loss from adverse market moves in an ordinary market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VaR is used for comparing risks across businesses, for monitoring limits, and as an input to economic capital calculations. Each business day the Firm undertakes a comprehensive VaR calculation that includes both its trading and nontrading risks. VaR for nontrading risk measures the amount of potential change in the fair values of the exposures related to these risks; however, for such risks, VaR is not a measure of reported revenue, since nontrading activities are generally not marked to market through net income. Hedges of nontrading activities may be included in trading VaR, since they are marked to market. Credit portfolio VaR includes VaR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and mark-to-market hedges of the retained loan portfolio, which are all reported in principal transactions revenue. For a discussion of credit valuation adjustments, see Note 4 on pages 129-143 of JPMorgan Chase’s 2008 Annual Report and Note 3 on pages 106-121 of this Form 10-Q. Credit portfolio VaR does not include the retained loan portfolio, which is not marked to market.

To calculate VaR, the Firm uses historical simulation, based on a one-day time horizon and an expected tail-loss methodology, which measures risk across instruments and portfolios in a consistent and comparable way. The simulation is based on data for the previous 12 months. This approach assumes that historical changes in market values are representative of future changes; this assumption may not always be accurate, particularly given the volatility in the recent market environment. For certain products, such as lending facilities and some mortgage-related securities for which price-based time series are not readily available, market-based data are used in conjunction with sensitivity factors to estimate the risk. It is likely that using an actual price time series for these products, if available, would impact the VaR results presented. In addition, certain risk parameters, such as correlation risk among certain IB trading instruments, are not fully captured in VaR.
In the third quarter of 2008, the Firm revised its VaR measurement to include additional risk positions previously excluded from VaR, thus creating, in the Firm’s view, a more comprehensive view of its market risks. In addition, the Firm moved to calculating VaR using a 95% confidence level to provide a more stable measure of the VaR for day-to-day risk management. The following sections describe JPMorgan Chase’s VaR measures under both the legacy 99% confidence level as well as the new 95% confidence level. The Firm intends to present VaR solely at the 95% confidence level once information for two complete year-to-date periods is available. For a further discussion of the Firm’s VaR methodology, see Market Risk Management — Value-at-risk, on pages 100-103 of JPMorgan Chase’s 2008 Annual Report.
The table below shows the results of the Firm’s VaR measure using the legacy 99% confidence level.
99% Confidence Level VaR

IB trading VaR by risk type and credit portfolio VaR

																	Nine months ended
	Three months ended September 30,																September 30,(c)
	2009						2008						At September 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2009		2008		2009		2008

By risk type:
Fixed income	$243		$209		$288		$183		$144		$255		$283		$228		$237		$150
Foreign exchange	30		18		49		20		13		33		33		15		32		27
Equities	28		13		59		80		19		187		15		94		88		47
Commodities and other	38		24		52		41		27		53		26		37		34		33
Diversification	(134)	(a)	NM	(b)	NM	(b)	(104	)(a)	NM	(b)	NM	(b)	(129)	(a)	(109	)(a)	(144)	(a)	(95	)(a)

Trading VaR	$205		$149		$260		$220		$133		$325		$228		$265		$247		$162
Credit portfolio VaR	50		35		67		47		37		105		39		105		120		38
Diversification	(49)	(a)	NM	(b)	NM	(b)	(49	)(a)	NM	(b)	NM	(b)	(31)	(a)	(117	)(a)	(99)	(a)	(39	)(a)

Total trading and credit portfolio VaR	$206		$160		$247		$218		$141		$309		$236		$253		$268		$161

(a)	Average and period-end VaRs were less than the sum of the VaRs of their market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(b)	Designated as not meaningful (“NM”), because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.

(c)	The results for the nine months ended September 30, 2008, included five months of heritage JPMorgan Chase & Co. — only results and four months of combined JPMorgan Chase & Co. and Bear Stearns results.
The 99% confidence level trading VaR includes substantially all trading activities in IB. Trading VaR does not include: held-for-sale funded loan and unfunded commitments positions (however, it does include hedges of those positions); the DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm; the MSR portfolio; and securities and instruments held by corporate functions, such as Corporate/Private Equity. See the DVA Sensitivity table on page 89 of this Form 10-Q for further details. For a discussion of MSRs and the corporate functions, see Note 3 on pages 106-121; Note 17 on pages 162-163 and Corporate/Private Equity on pages 47-49 of this Form 10-Q; and Note 4 on pages 129-143, Note 18 on pages 186-189 and Corporate/Private Equity on pages 61-63 of JPMorgan Chase’s 2008 Annual Report.
Third-quarter 2009 VaR results (99% Confidence Level VaR)
IB’s average total trading and credit portfolio VaR for the third quarter and first nine months of 2009 were $206 million and $268 million, respectively, compared with $218 million in the third quarter and $161 million in the first nine months of 2008. The decrease in VaR for the third quarter of 2009 compared with the third quarter of 2008 was primarily driven by a reduction in exposures, which was partially offset by an increase in market volatility. The increase in VaR in the year-over-year nine-month period was primarily due to increased market volatility across all asset classes. For the third quarter of 2009, compared with the prior-year period, average trading VaR diversification increased to $134 million, or 40% of the sum of the components, from $104 million, or 32% of the sum of the components. In general, over the course of the year, VaR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.

VaR backtesting (99% Confidence Level VaR)
To evaluate the soundness of its VaR model, the Firm conducts daily backtesting of VaR against daily IB market risk-related revenue, which is defined as the change in value of principal transactions revenue (less Private Equity gains/losses) plus any IB trading-related net interest income, IB brokerage commissions, underwriting fees or other revenue. The daily IB market risk-related revenue excludes gains and losses on held-for-sale funded loans and unfunded commitments and from DVA. The following histogram illustrates the daily market risk-related gains and losses for IB trading businesses for the first nine months of 2009. The chart shows that IB posted market risk-related gains on 161 out of 195 days in this period, with 51 days exceeding $160 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which 99% confidence level VaR exceeded the actual loss on each of those days. Losses were sustained on 34 days during the nine months ended September 30, 2009, and with no loss exceeding the VaR measure. For the first nine months of 2008, losses had exceeded the VaR measure on three days, due to high market volatility experienced during that period. The Firm would expect to incur losses greater than those predicted by the 99% confidence level VaR estimates once in every 100 trading days, or about two to three times a year.
Daily IB Trading & Credit Portfolio Market Risk-Related Gains and Losses
(99% Confidence Level VaR)
Nine Months Ended September 30, 2009

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.
95% Confidence Level VaR
Total IB trading VaR by risk type, credit portfolio VaR and other VaR

																	Nine months
																	ended
	Three months ended September 30,																September 30,(a)
	2009						2008						At September 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2009		2008		2009

IB VaR by risk type:
Fixed income	$182		$163		$212		$130		$103		$167		$210		$139		$173
Foreign exchange	19		12		28		13		9		23		21		11		19
Equities	19		9		40		46		12		111		10		54		55
Commodities and other	23		14		32		24		14		33		18		23		22
Diversification benefit to IB trading VaR	(97)	(b)	NM	(c)	NM	(c)	(69	)(b)	NM	(c)	NM	(c)	(92)	(b)	(77	)(b)	(101)	(b)

IB Trading VaR	$146		$116		$175		$144		$123		$175		$167		$150		$168
Credit portfolio VaR	29		20		39		25		20		42		22		42		61
Diversification benefit to IB trading and credit portfolio VaR	(32)	(b)	NM	(c)	NM	(c)	(22	)(b)	NM	(c)	NM	(c)	(15)	(b)	(35	)(b)	(52)	(b)

Total IB trading and credit portfolio VaR	$143		$116		$184		$147		$124		$175		$174		$157		$177

Consumer Lending VaR	49		31		70		19		7		58		31		43		66
Corporate Risk Management VaR	99		85		103		22		18		43		90		43		111
Diversification benefit to total other VaR	(31)	(b)	NM	(c)	NM	(c)	(10	)(b)	NM	(c)	NM	(c)	(25)	(b)	(20	)(b)	(41)	(b)

Total other VaR	$117		$96		$132		$31		$21		$72		$96		$66		$136

Diversification benefit to total IB and other VaR	(82)	(b)	NM	(c)	NM	(c)	(24	)(b)	NM	(c)	NM	(c)	(55)	(b)	(32	)(b)	(87)	(b)

Total IB and other VaR	$178		$151		$219		$154		$134		$191		$215		$191		$226

(a)	Results for the nine months ended September 30, 2008, are not available.

(b)	Average and period-end VaRs were less than the sum of the VaRs of its market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(c)	Designated as not meaningful (“NM”), because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.
VaR Measurement
The Firm’s 95% VaR measure includes all of the risk positions taken into account under the 99% confidence level VaR measure, as well as syndicated lending facilities that the Firm intends to distribute. The 95% VaR measure also includes certain actively managed positions utilized as part of the Firm’s risk management function within Corporate Risk Management and in the Consumer Lending businesses to provide a Total IB and other VaR measure. Corporate Risk Management VaR includes trading positions, primarily in debt securities and credit products, used to manage structural risk and to take opportunistic views based on economic and market conditions. The Consumer Lending VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. In the Firm’s view, including these items in VaR produces a more complete perspective of the Firm’s risk profile for items with market risk that can impact the income statement.

The 95% VaR measure continues to exclude the DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm. It also excludes certain nontrading activity such as Private Equity, principal investing (e.g., mezzanine financing, tax-oriented investments, etc.), and Corporate balance sheet and capital management positions as well as longer-term Corporate investments. These longer-term Corporate investments are managed through the Firm’s earnings-at-risk and other cash flow-monitoring processes rather than by using a VaR measure. Nontrading principal investing activities and Private Equity positions are managed using stress and scenario analyses.
Third-quarter 2009 VaR results (95% Confidence Level VaR)
Total average IB and other VaR for the third quarter of 2009 was $178 million, compared with $154 million in the third quarter of 2008. The increase in average VaR in the year-over-year quarters was primarily due to higher Corporate Risk Management VaR and Consumer Lending VaR. Average Corporate Risk Management VaR was $99 million for the third quarter of 2009, compared with $22 million for the third quarter of 2008. The increase in average Corporate Risk Management VaR was driven by both increased market volatility and increased risk management positions. Consumer Lending VaR was $49 million for the third quarter of 2009, compared with $19 million for the third quarter of 2008. The increase in average Consumer Lending VaR was driven primarily by increased volatility in the mortgage markets, which affected the MSR VaR; an increase in the MSR asset resulting from the Washington Mutual transaction; and increased mortgage originations within the Firm’s mortgage pipeline and warehouse loan portfolio. In general, over the course of the year, VaR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR backtesting (95% Confidence Level VaR)
To evaluate the soundness of its VaR model, the Firm conducts daily backtesting of VaR against the Firm’s daily market risk-related revenue, which is defined as follows: change in value of principal transactions revenue for IB and Corporate Risk Management (less gains/losses for Private Equity and trading-related revenue from longer-term Corporate investments); trading-related net interest income for IB, RFS and Corporate Risk Management (excluding longer-term Corporate investments); IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. The daily firmwide market risk-related revenue excludes gains and losses from DVA.
The following histogram illustrates the daily market risk-related gains and losses for IB and Consumer/Corporate Risk Management positions for the first nine months of 2009. The chart shows that the Firm posted market risk-related gains on 168 out of 195 days in this period, with 63 days exceeding $160 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the 95% confidence level VaR exceeded the actual loss on each of those days. Losses were sustained on 27 days during the nine months ended September 30, 2009, and exceeded the VaR measure on one day, in the first quarter of 2009, due to high market volatility. Under the 95% confidence interval, the Firm would expect to incur daily losses greater than those predicted by VaR estimates about 12 times a year.

Daily IB & Other Market Risk-Related Gains and Losses
(95% Confidence Level VaR)
Nine Months Ended September 30, 2009
The following table provides information about the gross sensitivity of DVA to a one-basis-point increase in JPMorgan Chase’s credit spreads. This sensitivity represents the impact from a one-basis-point parallel shift in JPMorgan Chase’s entire credit curve. As credit curves do not typically move in a parallel fashion, the sensitivity multiplied by the change in spreads at a single point along the curve may not be representative of the actual revenue recognized.
Debit valuation adjustment sensitivity

(in millions)	1-basis-point increase in JPMorgan Chase credit spread

September 30, 2009	$38
December 31, 2008	37

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

Earnings-at-risk stress testing
The VaR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s balance sheet to changes in market variables. The effect of interest rate exposure on reported net income is also important. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions) results from on- and off-balance sheet positions and can occur due to a variety of factors, including:
•	Differences in the timing among the maturity or repricing of assets, liabilities and off-balance sheet instruments. For example, if liabilities reprice quicker than assets and funding interest rates are declining, earnings will increase initially.
•	Differences in the amounts of assets, liabilities and off-balance sheet instruments that are repricing at the same time. For example, if more deposit liabilities are repricing than assets when general interest rates are declining, earnings will increase initially.
•	Differences in the amounts by which short-term and long-term market interest rates change (for example, changes in the slope of the yield curve, because the Firm has the ability to lend at long-term fixed rates and borrow at variable or short-term fixed rates). Based on these scenarios, the Firm’s earnings would be affected negatively by a sudden and unanticipated increase in short-term rates paid on its liabilities (e.g., deposits) without a corresponding increase in long-term rates received on its assets (e.g., loans). Conversely, higher long-term rates received on assets generally are beneficial to earnings, particularly when the increase is not accompanied by rising short-term rates paid on liabilities.
•	The impact of changes in the maturity of various assets, liabilities or off-balance sheet instruments as interest rates change. For example, if more borrowers than forecasted pay down higher-rate loan balances when general interest rates are declining, earnings may decrease initially.
The Firm manages interest rate exposure related to its assets and liabilities on a consolidated, corporate-wide basis. Business units transfer their interest rate risk to Treasury through a transfer-pricing system, which takes into account the elements of interest rate exposure that can be risk managed in financial markets. These elements include asset and liability balances and contractual rates of interest, contractual principal payment schedules, expected prepayment experience, interest rate reset dates and maturities, rate indices used for re-pricing, and any interest rate ceilings or floors for adjustable-rate products. All transfer pricing assumptions are dynamically reviewed.
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

Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings at risk over a wide range of outcomes. JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of September 30, 2009, and December 31, 2008, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

September 30, 2009	$(2,226)	$(697)	$NM(a)	$NM(a)
December 31, 2008	$336	$672	$NM(a)	$NM(a)

(a)	Down 100- and 200-basis-point parallel shocks would result in a Fed Funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful (“NM”).
The change in earnings at risk from December 31, 2008, results from a higher level of AFS securities and an updated baseline scenario that uses higher short-term interest rates. The Firm’s risk to rising rates is largely the result of increased funding costs on assets, partially offset by widening deposit margins, which are currently compressed due to very low short-term interest rates.
Another interest rate scenario involving a steeper yield curve, with long-term rates rising 100 basis points and short-term rates staying at current levels, results in a 12-month pretax earnings benefit of $755 million. The increase in earnings is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.
PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 105 of JPMorgan Chase’s 2008 Annual Report. At September 30, 2009, and December 31, 2008, the carrying value of the Private Equity portfolio was $6.8 billion and $6.9 billion, respectively, of which $674 million and $483 million, respectively, represented positions traded in the public markets.
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
Dividends
At September 30, 2009, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $10.1 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s portfolio of wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 14 on page 139 of JPMorgan Chase’s 2008 Annual Report. The methodology for calculating the allowance for loan losses and the allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for Credit Losses on pages 107-108 of JPMorgan Chase’s 2008 Annual Report; for amounts recorded as of September 30, 2009 and 2008, see Allowance for Credit Losses on page 82 and Note 14 on pages 146-147 of this Form 10-Q.
As noted on page 107 of JPMorgan Chase’s 2008 Annual Report, many factors can affect estimates of loss, including volatility of loss given default, probability of default and rating migrations. The Firm uses a risk-rating system to determine the credit quality of its wholesale loans. The Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. As of September 30, 2009, assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $1.8 billion. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
The allowance for credit losses for the consumer portfolio is sensitive to changes in the economic environment, delinquency status, credit bureau scores, the realizable value of collateral, borrower behavior and other risk factors, and is intended to represent management’s best estimate of incurred losses as of the balance sheet date. The credit performance of the consumer portfolio across the entire consumer credit product spectrum continues to be negatively affected by the economic environment, as the weak labor market and overall economic conditions have resulted in increased delinquencies, while continued weak housing prices have driven a significant increase in loss severity. Significant judgment is required to estimate the duration and severity of the current economic downturn, as well as its potential impact on housing prices and the labor market. While the allowance for credit losses is highly sensitive to both home prices and unemployment rates, in the current market it is difficult to estimate how potential changes in one or both of these factors might impact the allowance for credit losses. For example, while both factors are important determinants of overall allowance levels, changes in one factor or the other may not occur at the same rate, or changes may be directionally inconsistent such that improvement in one factor may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across geographies or product types. Finally, it is difficult to predict the extent to which changes in both or either of these factors would ultimately impact the frequency or severity of losses; and overall loss rates are a function of both the frequency and severity of individual loan losses.

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

	September 30, 2009			December 31, 2008
	Total at			Total at
(in billions)	fair value	Level 3 total		fair value	Level 3 total

Trading debt and equity securities(a)	$330.4	$39.8		$347.4	$41.4
Derivative receivables — gross	1,815.2	48.7		2,741.7	53.0
Netting adjustment	(1,721.1)	—		(2,579.1)	—

Derivative receivables — net	94.1	48.7	(d)	162.6	53.0	(d)
AFS securities	372.8	13.4		205.9	12.4
Loans	1.9	1.4		7.7	2.7
MSRs	13.7	13.7		9.4	9.4
Private equity investments	6.8	6.2		6.9	6.4
Other(b)	36.3	4.3		46.5	5.0

Total assets carried at fair value on a recurring basis	856.0	127.5		786.4	130.3
Total assets carried at fair value on a nonrecurring basis(c)	8.9	2.5		11.0	4.3

Total assets carried at fair value	$864.9	$130.0	(e)	$797.4	$134.6	(e)
Less: level 3 assets for which the Firm does not bear economic exposure		2.2			21.2

Total level 3 assets for which the Firm bears economic exposure		$127.8			$113.4

Total Firm assets	$2,041.0			$2,175.1

Level 3 assets as a percentage of total Firm assets		6%			6%
Level 3 assets for which the Firm bears economic exposure as a percentage of total Firm assets		6			5
Level 3 assets as a percentage of total Firm assets at fair value		15			17
Level 3 assets for which the Firm bears economic exposure as a percentage of total assets at fair value		15			14

(a)	Includes physical commodities carried at the lower of cost or fair value.

(b)	Includes certain securities purchased under resale agreements, securities borrowed and other investments.

(c)	Predominantly consists of debt financing and other loan warehouses held-for-sale and other assets.

(d)	Derivative receivable and derivative payable balances are presented net on the Consolidated Balance Sheets where there is a legally enforceable master netting agreement in place with counterparties. For purposes of the table above, the Firm does not reduce derivative receivable and derivative payable balances for netting adjustments, either within or across the levels of the fair value hierarchy, as such an adjustment is not relevant to a presentation that is based on the transparency of inputs to the valuation of an asset or liability. Therefore, the derivative balances reported in the fair value hierarchy levels are gross of any netting adjustments. However, if the Firm were to net such balances, the reduction in the level 3 derivative receivable and derivative payable balances would be $17.8 billion at September 30, 2009.

(e)	Included in the table above are, at September 30, 2009, and December 31, 2008, $86.7 billion and $95.1 billion, respectively, of level 3 assets, consisting of recurring and nonrecurring assets carried by IB. This includes $2.2 billion and $21.2 billion, respectively, of assets for which the Firm serves as an intermediary between two parties and does not bear economic exposure.
Valuation
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs — including, but not limited to, yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of changes in level 3 assets, see Note 3 on pages 106-121 of this Form 10-Q.

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
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans with evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Firm would be unable to collect all contractually required payments receivable. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. At the time of the acquisition, these loans were recorded at fair value, including an estimate of losses that are expected to be incurred over the estimated remaining lives of the loan pools. Many of the assumptions and estimates underlying the estimation of the initial fair value and the ongoing updates to management’s expectation of future cash flows are both significant and subjective, particularly considering the current economic environment. The level of future home price declines, the duration and severity of the current economic downturn, and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.
Under the accounting guidance for these loans, decreases in expected future cash payments may result in an impairment that would be recognized in the current period, while increases in expected future cash payments would typically result in increased interest income over the remaining lives of the loans. As of September 30, 2009, a 1% decrease in expected future principal cash payments for the entire portfolio of purchased credit-impaired loans would result in the recognition of an allowance for loan losses for these loans of approximately $800 million. For additional information on purchased credit-impaired loans, see page 110 of JPMorgan Chase’s 2008 Annual Report and Note 13 on page 144 of this Form 10-Q.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on pages 110-111 of JPMorgan Chase’s 2008 Annual Report. During the third quarter, the Firm reviewed its most recent reporting unit valuations and updated discounted cash flow models for certain of its reporting units. The Firm concluded that goodwill allocated to all of its reporting units was not impaired at September 30, 2009.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 111 of JPMorgan Chase’s 2008 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
FASB Accounting Standards Codification
In July 2009, the FASB implemented the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles. The Codification simplifies the classification of accounting standards into one online database under a common referencing system, organized into eight areas, ranging from industry-specific to general financial statement matters. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. The Firm began to use the Codification on the effective date, and it had no impact on the Firm’s Consolidated Financial Statements. However, throughout this Form 10-Q, all references to prior FASB, AICPA and EITF accounting pronouncements have been removed, and all non-SEC accounting guidance is referred to in terms of the applicable subject matter.
Business combinations/noncontrolling interests in consolidated financial statements
In December 2007, the FASB issued new guidance, which amended the accounting and reporting of business combinations, as well as noncontrolling (i.e., minority) interests. For JPMorgan Chase, the new guidance became effective for business combinations that close on or after January 1, 2009. The new guidance for noncontrolling interests became effective for JPMorgan Chase for fiscal periods beginning January 1, 2009. In April 2009, the FASB issued additional guidance, which amends the accounting for contingencies acquired in a business combination.
The new guidance for business combinations will generally only impact the accounting for future transactions as well as certain aspects of business-combination accounting, such as transaction costs and certain merger-related restructuring reserves, as well as the accounting for partial acquisitions where control is obtained by JPMorgan Chase. One exception to the prospective application of the new business-combination guidance relates to accounting for income taxes associated with transactions that closed prior to January 1, 2009. Once the purchase accounting measurement period closes for these acquisitions, any further adjustments to income taxes recorded as part of these business combinations will impact income tax expense. Previously, further adjustments were predominantly recorded as adjustments to goodwill.
The new guidance for noncontrolling interests requires that they be accounted for and presented as equity if material, rather than as a liability or mezzanine equity. The presentation and disclosure requirements for noncontrolling interests are to be applied retrospectively. The adoption of the reporting requirements for noncontrolling interests was not material to the Firm’s Consolidated Balance Sheets or results of operations.
Accounting for transfers of financial assets and repurchase financing transactions
In February 2008, the FASB issued guidance, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer to be evaluated together as a linked transaction, unless certain criteria are met. The Firm adopted the guidance on January 1, 2009, for new transactions entered into after the date of adoption. The adoption of the guidance did not have a material impact on the Consolidated Balance Sheets or results of operations.
Disclosures about derivative instruments and hedging activities
In March 2008, the FASB issued guidance, which amends the prior disclosure requirements for derivatives. The guidance, which is effective for fiscal years beginning after November 15, 2008, requires increased disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. The Firm adopted the guidance on January 1, 2009, and it only affected JPMorgan Chase’s disclosures of derivative instruments and related hedging activities, and not its Consolidated Balance Sheets or results of operations.

Determining whether instruments granted in share-based payment transactions are participating securities
In June 2008, the FASB issued guidance for participating securities, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), are considered participating securities and therefore included in the two-class method calculation of EPS. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Firm adopted the guidance retrospectively effective January 1, 2009, and EPS data for all prior periods has been revised. Adoption of the guidance did not affect the Firm’s results of operations, but basic and diluted EPS were reduced as disclosed in Note 21 on pages 166-167 of this Form 10-Q.
Determining whether an instrument (or embedded feature) is indexed to an entity’s own stock
In June 2008, the FASB issued guidance, which establishes a two-step process for evaluating whether equity-linked financial instruments and embedded features are indexed to a company’s own stock for purposes of determining whether the derivative scope exception should be applied. The guidance is effective for fiscal years beginning after December 2008. The adoption of this guidance on January 1, 2009, did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.
The recognition and presentation of other-than-temporary impairment
In April 2009, the FASB issued guidance, which amends the other-than-temporary impairment model for debt securities. Under the guidance, an other-than-temporary-impairment must be recognized if an investor has the intent to sell the debt security or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. In addition, the guidance changes the amount of impairment to be recognized in current-period earnings when an investor does not have the intent to sell or if it is more likely than not that it will not be required to sell the debt security, as in these cases only the amount of the impairment associated with credit losses is recognized in income. The guidance also requires additional disclosures regarding the calculation of credit losses, as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Firm elected to early adopt the guidance as of January 1, 2009. For additional information regarding the impact on the Firm of the adoption of the guidance, see Note 11 on pages 136-141 of this Form 10-Q.
Determining fair value when the volume and level of activity for the asset or liability have significantly decreased, and identifying transactions that are not orderly
In April 2009, the FASB issued guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly declined. The guidance also includes identifying circumstances that indicate a transaction is not orderly. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The Firm elected to early adopt the guidance in the first quarter of 2009. The application of the guidance did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.
Interim disclosures about fair value of financial instruments
In April 2009, the FASB issued guidance that requires disclosures about the fair value of certain financial instruments (including financial instruments not carried at fair value) to be presented in interim financial statements in addition to annual financial statements. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Firm adopted the additional disclosure requirements for second-quarter 2009 reporting.

Employers’ disclosures about postretirement benefit plan assets
In December 2008, the FASB issued guidance requiring more detailed disclosures about employers’ plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure their fair value. This guidance is effective for fiscal years ending after December 15, 2009. The Firm intends to adopt these additional disclosure requirements on the effective date.
Accounting for transfers of financial assets and consolidation of variable interest entities
In June 2009, the FASB issued new guidance which amends the accounting for the transfers of financial assets and the consolidation of VIEs. The new guidance eliminates the concept of QSPEs and provides additional guidance with regard to accounting for transfers of financial assets. The new guidance also changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model, based on control and economics. The new guidance is effective for annual reporting periods beginning after November 15, 2009, including all interim periods within the first annual reporting period. Upon adoption, all existing QSPEs must be evaluated for consolidation. Entities expected to be impacted include revolving securitization entities, bank-administered asset-backed commercial paper conduits and certain mortgage securitization entities. Based on the new provisions and the Firm’s interpretation of the new requirements, the Firm estimates that the impact of consolidating Firm-sponsored QSPEs and VIEs, on January 1, 2010, could be up to $110.0 billion of assets; the resulting decrease in the Tier 1 capital ratio could be approximately 40 basis points. The impact to Tier 1 capital includes the establishment of loan loss reserves at the adoption date due to the effect of consolidating certain assets and liabilities for U.S. GAAP at their assumed carrying values. The impact to Tier 1 capital does not include the effect of proposed guidance issued by the banking regulators in August 2009, which would change the current regulatory treatment for consolidated ABCP conduits. The ultimate impact could differ significantly, due to ongoing interpretations of the final rules and market conditions. Based on the current beliefs and expectations of JPMorgan Chase’s management, the Firm does not expect to take additional actions in the fourth quarter of 2009 that would result in the consolidation of these vehicles prior to the implementation date of the new guidance. Refer to Note 15 on pages 147-155 of this Form 10-Q for additional information about the Firm’s consolidation of the Washington Mutual Master Trust.
Subsequent events
In May 2009, the FASB issued new guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance was effective for interim or annual financial periods ending after June 15, 2009. The Firm adopted the new guidance in the second quarter of 2009. The application of the new guidance did not have any impact on the Firm’s Consolidated Balance Sheets or results of operations.
Measuring liabilities at fair value
In August 2009, the FASB issued new guidance clarifying how to develop fair value measurements for liabilities, particularly where there may be a lack of observable market information. This guidance is effective for interim or annual periods beginning after August 26, 2009. The adoption of this new guidance did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.
Measuring fair value of certain alternative investments
In September 2009, the FASB issued new guidance, which amends the guidance on fair value measurements and offers a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value (“NAV”) per share when the fair value is not readily determinable. This guidance is effective for the first interim or annual reporting period ending after December 15, 2009. The adoption of this new guidance is not expected to have a material impact on JPMorgan Chase’s Consolidated Balance Sheets or results of operations.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2009	2008	2009	2008

Revenue
Investment banking fees	$1,679	$1,316	$5,171	$4,144
Principal transactions	3,860	(2,763)	8,958	(2,814)
Lending- and deposit-related fees	1,826	1,168	5,280	3,312
Asset management, administration and commissions	3,158	3,485	9,179	10,709
Securities gains(a)	184	424	729	1,104
Mortgage fees and related income	843	457	3,228	1,678
Credit card income	1,710	1,771	5,266	5,370
Other income	625	(115)	685	1,576

Noninterest revenue	13,885	5,743	38,496	25,079

Interest income	16,260	17,326	50,735	51,387
Interest expense	3,523	8,332	11,961	26,440

Net interest income	12,737	8,994	38,774	24,947

Total net revenue	26,622	14,737	77,270	50,026

Provision for credit losses	8,104	5,787	24,731	13,666

Noninterest expense
Compensation expense	7,311	5,858	21,816	17,722
Occupancy expense	923	766	2,722	2,083
Technology, communications and equipment expense	1,140	1,112	3,442	3,108
Professional & outside services	1,517	1,451	4,550	4,234
Marketing	440	453	1,241	1,412
Other expense	1,767	1,096	5,332	2,498
Amortization of intangibles	254	305	794	937
Merger costs	103	96	451	251

Total noninterest expense	13,455	11,137	40,348	32,245

Income/(loss) before income tax expense/(benefit) and extraordinary gain	5,063	(2,187)	12,191	4,115
Income tax expense/(benefit)	1,551	(2,133)	3,817	(207)

Income/(loss) before extraordinary gain	3,512	(54)	8,374	4,322
Extraordinary gain	76	581	76	581

Net income	$3,588	$527	$8,450	$4,903

Net income applicable to common stockholders	$3,240	$318	$5,825	$4,492

Per common share data
Basic earnings per share
Income/(loss) before extraordinary gain	$0.80	$(0.08)	$1.50	$1.14
Net income	0.82	0.09	1.52	1.31
Diluted earnings per share
Income/(loss) before extraordinary gain	0.80	(0.08)	1.50	1.13
Net income	0.82	0.09	1.51	1.30
Weighted-average basic shares	3,937.9	3,444.6	3,835.0	3,422.3
Weighted-average diluted shares	3,962.0	3,444.6	3,848.3	3,446.2
Cash dividends declared per common share	$0.05	$0.38	$0.15	$1.14

(a)	Securities gains for the three and nine months ended September 30, 2009, included credit losses of $18 million and $202 million, respectively, consisting of zero and $880 million, respectively, of total other-than-temporary impairment losses, net of ($18) million and $678 million, respectively, of other-than-temporary impairment losses recorded in (reclassified from) other comprehensive income.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in millions, except share data)	2009	2008

Assets
Cash and due from banks	$21,068	$26,895
Deposits with banks	59,623	138,139
Federal funds sold and securities purchased under resale agreements (included $18,931 and $20,843 at fair value at September 30, 2009, and December 31, 2008, respectively)	171,007	203,115
Securities borrowed (included $5,458 and $3,381 at fair value at September 30, 2009, and December 31, 2008, respectively)	128,059	124,000
Trading assets (included assets pledged of $54,077 and $75,063 at September 30, 2009, and December 31, 2008, respectively)	424,435	509,983
Securities (included $372,840 and $205,909 at fair value at September 30, 2009, and December 31, 2008, respectively, and assets pledged of $95,959 and $25,942 at September 30, 2009, and December 31, 2008, respectively)	372,867	205,943
Loans (included $1,931 and $7,696 at fair value at September 30, 2009, and December 31, 2008, respectively)	653,144	744,898
Allowance for loan losses	(30,633)	(23,164)

Loans, net of allowance for loan losses	622,511	721,734

Accrued interest and accounts receivable	59,948	60,987
Premises and equipment	10,675	10,045
Goodwill	48,334	48,027
Other intangible assets:
Mortgage servicing rights	13,663	9,403
Purchased credit card relationships	1,342	1,649
All other intangibles	3,520	3,932
Other assets (included $18,745 and $29,199 at fair value at September 30, 2009, and December 31, 2008, respectively)	103,957	111,200

Total assets	$2,041,009	$2,175,052

Liabilities
Deposits (included $3,916 and $5,605 at fair value at September 30, 2009, and December 31, 2008, respectively)	$867,977	$1,009,277
Federal funds purchased and securities loaned or sold under repurchase agreements (included $2,693 and $2,993 at fair value at September 30, 2009, and December 31, 2008, respectively)	310,219	192,546
Commercial paper	53,920	37,845
Other borrowed funds (included $5,043 and $14,713 at fair value at September 30, 2009, and December 31, 2008, respectively)	50,824	132,400
Trading liabilities	134,447	166,878
Accounts payable and other liabilities (at September 30, 2009, and December 31, 2008, included the allowance for lending-related commitments of $821 and $659, respectively, and $384 and zero at fair value, respectively)	171,386	187,978
Beneficial interests issued by consolidated variable interest entities (included $1,995 and $1,735 at fair value at September 30, 2009, and December 31, 2008, respectively)	17,859	10,561
Long-term debt (included $52,179 and $58,214 at fair value at September 30, 2009, and December 31, 2008, respectively)	254,413	252,094
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities	17,711	18,589

Total liabilities	1,878,756	2,008,168

Commitments and contingencies (see Note 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at September 30, 2009, and December 31, 2008; issued 2,538,107 and 5,038,107 shares at September 30, 2009, and December 31, 2008, respectively)	8,152	31,939
Common stock ($1 par value; authorized 9,000,000,000 shares at September 30, 2009, and December 31, 2008; issued 4,104,933,895 and 3,941,633,895 shares at September 30, 2009, and December 31, 2008, respectively)	4,105	3,942
Capital surplus	97,564	92,143
Retained earnings	59,573	54,013
Accumulated other comprehensive income/(loss)	283	(5,687)
Shares held in RSU Trust, at cost (1,925,550 and 4,794,723 shares at September 30, 2009, and December 31, 2008, respectively)	(86)	(217)
Treasury stock, at cost (166,184,844 and 208,833,260 shares at September 30, 2009, and December 31, 2008, respectively)	(7,338)	(9,249)

Total stockholders’ equity	162,253	166,884

Total liabilities and stockholders’ equity	$2,041,009	$2,175,052

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30,
(in millions, except per share data)	2009	2008

Preferred stock
Balance at January 1	$31,939	$—
Issuance of preferred stock	—	7,800
Issuance of preferred stock — conversion of the Bear Stearns preferred stock	—	352
Accretion of preferred stock discount on issuance to the U.S. Treasury	1,213	—
Redemption of preferred stock issued to the U.S. Treasury	(25,000)	—

Balance at September 30	8,152	8,152

Common stock
Balance at January 1	3,942	3,658
Issuance of common stock	163	284

Balance at September 30	4,105	3,942

Capital surplus
Balance at January 1	92,143	78,597
Issuance of common stock	5,593	11,201
Preferred stock issue cost	—	(54)
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	48	501
Net change from the Bear Stearns merger:
Reissuance of treasury stock and the Share Exchange agreement	—	48
Employee stock awards	—	242
Other	(220)	—

Balance at September 30	97,564	90,535

Retained earnings
Balance at January 1	54,013	54,715
Net income	8,450	4,903
Dividend declared:
Preferred stock	(1,166)	(251)
Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	(1,112)	—
Common stock ($0.15 and $1.14 per share for 2009 and 2008, respectively)	(612)	(4,150)

Balance at September 30	59,573	55,217

Accumulated other comprehensive income/(loss)
Balance at January 1	(5,687)	(917)
Other comprehensive income/(loss)	5,970	(1,310)

Balance at September 30	283	(2,227)

Shares held in RSU Trust
Balance at January 1	(217)	—
Resulting from the Bear Stearns merger	—	(269)
Reissuance from RSU Trust	131	2

Balance at September 30	(86)	(267)

Treasury stock, at cost
Balance at January 1	(9,249)	(12,832)
Reissuance from treasury stock	1,930	2,174
Share repurchases related to employee stock-based compensation awards	(19)	(1)
Net change from the Bear Stearns merger as a result of the reissuance of treasury stock and the Share Exchange agreement	—	1,150

Balance at September 30	(7,338)	(9,509)

Total stockholders’ equity	$162,253	$145,843

Comprehensive income
Net income	$8,450	$4,903
Other comprehensive income/(loss)	5,970	(1,310)

Comprehensive income	$14,420	$3,593

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in millions)	2009	2008

Operating activities
Net income	$8,450	$4,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	24,731	13,666
Depreciation and amortization	1,952	2,313
Amortization of intangibles	794	937
Deferred tax benefits	(2,254)	(2,974)
Investment securities gains	(729)	(1,104)
Proceeds on sale of investment	—	(1,739)
Stock-based compensation	2,435	2,085
Originations and purchases of loans held-for-sale	(14,055)	(29,552)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	23,082	32,197
Net change in:
Trading assets	115,081	18,933
Securities borrowed	(3,978)	(12,605)
Accrued interest and accounts receivable	1,141	(33,480)
Other assets	26,985	(16,875)
Trading liabilities	(59,431)	(10,044)
Accounts payable and other liabilities	(20,521)	79,090
Other operating adjustments	7,201	(13,346)

Net cash provided by operating activities	110,884	32,405

Investing activities
Net change in:
Deposits with banks	78,436	(15,162)
Federal funds sold and securities purchased under resale agreements	31,698	(76,166)
Held-to-maturity securities:
Proceeds	7	8
Available-for-sale securities:
Proceeds from maturities	64,985	29,565
Proceeds from sales	85,132	62,763
Purchases	(305,648)	(146,480)
Proceeds from sales and securitization of loans held-for-investment	28,620	26,430
Other changes in loans, net	43,744	(67,081)
Net cash received in business acquisitions or dispositions	60	2,162
Proceeds from asset sale to the FRBNY	—	28,850
Net maturities (purchases) of asset-backed commercial paper guaranteed by the FRBB	11,228	(61,321)
All other investing activities, net	(667)	(3,097)

Net cash provided by (used in) investing activities	37,595	(219,529)

Financing activities
Net change in:
Deposits	(172,478)	81,989
Federal funds purchased and securities loaned or sold under repurchase agreements	116,550	46,908
Commercial paper and other borrowed funds	(69,361)	58,527
Proceeds from the issuance of long-term debt and trust preferred capital debt securities	42,724	47,572
Repayments of long-term debt and trust preferred capital debt securities	(43,749)	(50,290)
Excess tax benefits related to stock-based compensation	8	135
Proceeds from issuance of preferred stock	—	7,746
Redemption of preferred stock issued to the U.S. Treasury	(25,000)	—
Proceeds from issuance of common stock	5,756	11,500
Cash dividends paid	(2,933)	(4,027)
All other financing activities, net	(6,075)	1,625

Net cash (used in) provided by financing activities	(154,558)	201,685

Effect of exchange rate changes on cash and due from banks	252	(355)

Net (decrease) increase in cash and due from banks	(5,827)	14,206
Cash and due from banks at the beginning of the year	26,895	40,144

Cash and due from banks at the end of the period	$21,068	$54,350

Cash interest paid	$11,755	$27,552
Cash income taxes paid	4,111	2,831

Note:	In 2008, the fair value of noncash assets acquired and liabilities assumed in: (1) the merger with Bear Stearns were $288.2 billion and $287.7 billion, respectively (approximately 26 million shares of common stock, valued at approximately $1.2 billion, were issued in connection with the merger); and (2) the Washington Mutual transaction were $260.3 billion and $260.1 billion, respectively.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements

See Glossary of Terms on pages 178-181 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segment information, see Note 25 on pages 172-175 of this Form 10-Q.
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
NOTE 2 — BUSINESS CHANGES AND DEVELOPMENTS
Decrease in common stock dividend
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009.
Acquisition of the banking operations of Washington Mutual Bank
Refer to Note 2 on pages 123-124 and 127 of JPMorgan Chase’s 2008 Annual Report for a discussion of JPMorgan Chase’s acquisition of the banking operations of Washington Mutual Bank (“Washington Mutual”) on September 25, 2008, including its purchase price and the allocation of the purchase price to net assets acquired and the resulting extraordinary gain. The acquisition was accounted for under the purchase method of accounting in accordance with U.S. GAAP for business combinations. The final total purchase price to complete the acquisition was $1.9 billion, which was allocated to the Washington Mutual assets acquired and liabilities assumed using their fair values as of September 25, 2008. As the result of the final refinement of the purchase price allocation during the third quarter of 2009, the Firm recognized a $76 million increase in the extraordinary gain. The final summary computation of the purchase price and the allocation of the purchase price to the net assets of Washington Mutual are presented below.

(in millions)

Purchase price
Purchase price		$1,938
Direct acquisition costs		3

Total purchase price		1,941
Net assets acquired
Washington Mutual’s net assets before fair value adjustments	$39,186
Washington Mutual’s goodwill and other intangible assets	(7,566)

Subtotal	31,620

Adjustments to reflect assets acquired at fair value:
Securities	(16)
Trading assets	(591)
Loans	(30,998)
Allowance for loan losses	8,216
Premises and equipment	680
Accrued interest and accounts receivable	(243)
Other assets	4,010

Adjustments to reflect liabilities assumed at fair value:
Deposits	(686)
Other borrowed funds	68
Accounts payable, accrued expense and other liabilities	(1,124)
Long-term debt	1,063

Fair value of net assets acquired		11,999

Negative goodwill before allocation to nonfinancial assets		(10,058)
Negative goodwill allocated to nonfinancial assets(a)		8,076

Negative goodwill resulting from the acquisition(b)		$(1,982)

(a)	The acquisition was accounted for as a purchase business combination in accordance with U.S. GAAP for business combinations. This guidance requires the assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of an acquired business as of the effective date of the acquisition to be recorded at their respective fair values and consolidated with those of JPMorgan Chase. The fair value of the net assets of Washington Mutual’s banking operations exceeded the $1.9 billion purchase price, resulting in negative goodwill. In accordance with U.S. GAAP for business combinations, noncurrent, nonfinancial assets not held-for-sale, such as premises and equipment and other intangibles, were written down against the negative goodwill. The negative goodwill that remained after writing down transaction-related core deposit intangibles of approximately $4.9 billion and premises and equipment of approximately $3.2 billion was recognized as an extraordinary gain of $2.0 billion.

(b)	The extraordinary gain was recorded net of tax expense in Corporate/Private Equity.
The following condensed statement of net assets acquired reflects the final value assigned to the Washington Mutual net assets as of September 25, 2008.

(in millions)	September 25, 2008

Assets
Cash and due from banks	$3,680
Deposits with banks	3,517
Federal funds sold and securities purchased under resale agreements	1,700
Trading assets	5,691
Securities	17,224
Loans (net of allowance for loan losses)	206,456
Accrued interest and accounts receivable	3,253
Mortgage servicing rights	5,874
All other assets	16,596

Total assets	$263,991

Liabilities
Deposits	$159,872
Federal funds purchased and securities loaned or sold under repurchase agreements	4,549
Other borrowed funds	81,636
Trading liabilities	585
Accounts payable, accrued expense and other liabilities	6,708
Long-term debt	6,718

Total liabilities	260,068

Washington Mutual net assets acquired	$3,923

Merger with The Bear Stearns Companies Inc.
Refer to Note 2 on pages 125-127 of JPMorgan Chase’s 2008 Annual Report for a discussion of the merger on May 30, 2008, of a wholly-owned subsidiary of JPMorgan Chase with The Bear Stearns Companies Inc. (“Bear Stearns”). The merger was accounted for under the purchase method of accounting in accordance with U.S. GAAP for business combinations. The final total purchase price to complete the merger was $1.5 billion, which was allocated to the Bear Stearns assets acquired and liabilities assumed using their fair values as of April 8, 2008, and May 30, 2008. The final summary computation of the purchase price and the allocation of the purchase price to the net assets of Bear Stearns are presented below.

(in millions, except for shares (in thousands), per share amounts and where otherwise noted)

Purchase price
Shares exchanged in the Share Exchange transaction (April 8, 2008)	95,000
Other Bear Stearns shares outstanding	145,759

Total Bear Stearns stock outstanding	240,759
Cancellation of shares issued in the Share Exchange transaction	(95,000)
Cancellation of shares acquired by JPMorgan Chase for cash in the open market	(24,061)

Bear Stearns common stock exchanged as of May 30, 2008	121,698
Exchange ratio	0.21753

JPMorgan Chase common stock issued	26,473
Average purchase price per JPMorgan Chase common share(a)	$45.26

Total fair value of JPMorgan Chase common stock issued		$1,198
Bear Stearns common stock acquired for cash in the open market (24 million shares at an average share price of $12.37 per share)		298

Fair value of employee stock awards (largely to be settled by shares held in the RSU Trust(b))		242
Direct acquisition costs		27
Less: Fair value of Bear Stearns common stock held in the RSU Trust and included in the exchange of common stock		(269	)(b)

Total purchase price		1,496

Net assets acquired

Bear Stearns common stockholders’ equity	$6,052
Adjustments to reflect assets acquired at fair value:
Trading assets	(3,877)
Premises and equipment	509
Other assets	(288)
Adjustments to reflect liabilities assumed at fair value:
Long-term debt	504
Other liabilities	(2,289)

Fair value of net assets acquired excluding goodwill		611

Goodwill resulting from the merger(c)		$885

(a)	The value of JPMorgan Chase common stock was determined by averaging the closing prices of JPMorgan Chase’s common stock for the four trading days during the period March 19 through 25, 2008.

(b)	Represents shares of Bear Stearns common stock held in an irrevocable grantor trust (the “RSU Trust”), to be used to settle stock awards granted to selected employees and certain key executives under certain heritage Bear Stearns employee stock plans. Shares in the RSU Trust were exchanged for 6 million shares of JPMorgan Chase common stock at the merger exchange ratio of 0.21753. For further discussion of the RSU Trust, see Note 10 on pages 155-157 of JPMorgan Chase’s 2008 Annual Report.

(c)	The goodwill was recorded in Investment Bank (“IB”) and is not tax-deductible.

Condensed statement of net assets acquired
The following reflects the final value assigned to the Bear Stearns net assets as of May 30, 2008.

(in millions)	May 30, 2008

Assets
Cash and due from banks	$534
Federal funds sold and securities purchased under resale agreements	21,204
Securities borrowed	55,195
Trading assets	136,489
Loans	4,407
Accrued interest and accounts receivable	34,677
Goodwill	885
All other assets	35,377

Total assets	$288,768

Liabilities
Federal funds purchased and securities loaned or sold under repurchase agreements	$54,643
Other borrowings	16,166
Trading liabilities	24,267
Beneficial interests issued by consolidated VIEs	47,042
Long-term debt	67,015
Accounts payable and other liabilities	78,569

Total liabilities	287,702

Bear Stearns net assets(a)	$1,066

(a)	Reflects the fair value assigned to 49.4% of the Bear Stearns net assets acquired on April 8, 2008 (net of related amortization), and the fair value assigned to the remaining 50.6% of the Bear Stearns net assets acquired on May 30, 2008. The difference between the net assets acquired, as presented above, and the fair value of the net assets acquired (including goodwill), presented in the previous table, represents JPMorgan Chase’s net losses recorded under the equity method of accounting.
Unaudited pro forma condensed combined financial information reflecting the Bear Stearns merger and Washington Mutual transaction
The following unaudited pro forma condensed combined financial information presents the results of operations of the Firm as they may have appeared for the three and nine months ended September 30, 2008, if the Bear Stearns merger and the Washington Mutual transaction had been completed on January 1, 2008.

	Three months ended	Nine months ended
(in millions, except per share data)	September 30, 2008	September 30, 2008

Total net revenue	$16,962	$50,923
Net loss	(3,710)	(12,886)
Net loss per common share data(a):
Basic	$(1.14)	$(3.87)
Diluted(b)	(1.14)	(3.87)
Weighted-average common shares issued and outstanding
Basic	3,444.6	3,432.9
Diluted(b)	3,444.6	3,432.9

(a)	Effective January 1, 2009, the Firm implemented new FASB guidance for participating securities. Accordingly, prior-period amounts have been revised. For further discussion of the guidance, see Note 21 on pages 166-167 of this Form 10-Q.

(b)	Common equivalent shares have been excluded from the pro forma computation of diluted loss per share for the three and nine months ended September 30, 2008, as the effect would be antidilutive.

The unaudited pro forma combined financial information is presented for illustrative purposes only, and it does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2008; nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the three and nine months ended September 30, 2008, were pro forma adjustments to reflect the results of operations of Bear Stearns, and Washington Mutual’s banking operations, considering the purchase accounting, valuation and accounting conformity adjustments related to each transaction. For the Washington Mutual transaction, the amortization of purchase accounting adjustments to report interest-earnings assets acquired and interest-bearing liabilities assumed at current interest rates is reflected. Valuation adjustments and the adjustment to conform allowance methodologies in the Washington Mutual transaction, and valuation and accounting conformity adjustments related to the Bear Stearns merger, are reflected in the results for the three and nine months ended September 30, 2008.
Purchase of remaining interest in Highbridge Capital Management
On July 1, 2009, JPMorgan Chase completed its purchase of the remaining interest in Highbridge Capital Management, LLC, which resulted in a $220 million adjustment to capital surplus.
Issuance of common stock
On June 5, 2009, the Firm issued $5.8 billion, or 163 million shares, of common stock. The common stock was issued to satisfy a regulatory condition requiring the Firm to demonstrate it could access the equity capital markets in order to be eligible to redeem the Series K preferred stock held by the U.S. Treasury. The proceeds from this issuance were used for general corporate purposes.
Subsequent events
The Firm has performed an evaluation of events that have occurred subsequent to September 30, 2009, and through November 9, 2009 (the date of the filing of this Form 10-Q). There have been no material subsequent events that occurred during such period that would require disclosure in this Form 10-Q, or would be required to be recognized in the Consolidated Financial Statements, as of or for the three- and nine-month periods ending September 30, 2009.
NOTE 3 — FAIR VALUE MEASUREMENT
For a further discussion of JPMorgan Chase’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 4 on pages 129-143 of JPMorgan Chase’s 2008 Annual Report.
During the first nine months of 2009, there were no material changes made to the Firm’s valuation models.
For a further discussion of the accounting for trading assets and liabilities, and private equity investments, see Note 6 on pages 146-148 of JPMorgan Chase’s 2008 Annual Report.

The following table presents the financial instruments carried at fair value as of September 30, 2009, and December 31, 2008, by major product category and by the fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy			Netting	Total
September 30, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments(g)	fair value

Federal funds sold and securities purchased under resale agreements	$—	$18,931	$—	$—	$18,931
Securities borrowed	—	5,458	—	—	5,458

Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	37,560	5,544	319	—	43,423
Residential — nonagency(b)	—	1,117	2,791	—	3,908
Commercial — nonagency(b)	—	526	1,853	—	2,379

Total mortgage-backed securities	37,560	7,187	4,963	—	49,710
U.S. Treasury and government agencies(a)	25,570	269	—	—	25,839
Obligations of U.S. states and municipalities	—	8,110	2,189	—	10,299
Certificates of deposit, bankers’ acceptances and commercial paper	—	6,001	—	—	6,001
Non-U.S. government debt securities	32,798	30,797	766	—	64,361
Corporate debt securities	—	48,209	5,310	—	53,519
Loans	—	19,183	14,626	—	33,809
Asset-backed securities	—	1,434	8,824	—	10,258

Total debt instruments	95,928	121,190	36,678	—	253,796
Equity securities	60,888	3,318	1,905	—	66,111
Physical commodities(c)	7,348	574	—	—	7,922
Other	—	1,360	1,181	—	2,541

Total debt and equity instruments	164,164	126,442	39,764	—	330,370
Derivative receivables(d)	3,074	1,763,397	48,670	(1,721,076)	94,065

Total trading assets	167,238	1,889,839	88,434	(1,721,076)	424,435

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	181,561	3,347	—	—	184,908
Residential — nonagency(b)	—	11,721	42	—	11,763
Commercial — nonagency(b)	—	4,528	—	—	4,528

Total mortgage-backed securities	181,561	19,596	42	—	201,199
U.S. Treasury and government agencies(a)	644	39,400	—	—	40,044
Obligations of U.S. states and municipalities	—	5,722	474	—	6,196
Certificates of deposit	—	6,235	—	—	6,235
Non-U.S. government debt securities	6,183	17,239	—	—	23,422
Corporate debt securities	1	49,481	19	—	49,501
Asset-backed securities:
Credit card receivables	—	25,523	—	—	25,523
Collateralized debt and loan obligations	—	10	12,143	—	12,153
Other	—	5,175	613	—	5,788
Equity securities	2,591	113	75	—	2,779

Total available-for-sale securities	190,980	168,494	13,366	—	372,840

Loans	—	519	1,412	—	1,931
Mortgage servicing rights	—	—	13,663	—	13,663

Other assets:
Private equity investments(e)	171	503	6,162	—	6,836
All other	7,311	96	4,502	—	11,909

Total other assets	7,482	599	10,664	—	18,745

Total assets measured at fair value on a recurring basis	$365,700	$2,083,840	$127,539	$(1,721,076)	$856,003
Less: Level 3 assets for which the Firm does not bear economic exposure(f)			2,240

Total recurring level 3 assets for which the Firm bears economic exposure			$125,299

	Fair value hierarchy			Netting	Total
September 30, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments(g)	fair value

Deposits	$—	$3,383	$533	$—	$3,916
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,693	—	—	2,693
Other borrowed funds	—	4,948	95	—	5,043

Trading liabilities:
Debt and equity instruments	53,483	11,738	12	—	65,233
Derivative payables(d)	2,178	1,730,562	36,398	(1,699,924)	69,214

Total trading liabilities	55,661	1,742,300	36,410	(1,699,924)	134,447

Accounts payable and other liabilities	—	2	382	—	384
Beneficial interests issued by consolidated VIEs	—	741	1,254	—	1,995
Long-term debt	—	33,120	19,059	—	52,179

Total liabilities measured at fair value on a recurring basis	$55,661	$1,787,187	$57,733	$(1,699,924)	$200,657

	Fair value hierarchy			Netting	Total
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	adjustments(g)	fair value

Federal funds sold and securities purchased under resale agreements	$—	$20,843	$—	$—	$20,843
Securities borrowed	—	3,381	—	—	3,381
Trading assets(h):
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	48,761	9,984	163	—	58,908
Residential — nonagency(b)	—	658	3,339	—	3,997
Commercial — nonagency(b)	—	329	2,487	—	2,816

Total mortgage-backed securities	48,761	10,971	5,989	—	65,721
U.S. Treasury and government agencies(a)	29,646	1,659	—	—	31,305
Obligations of U.S. states and municipalities	—	10,361	2,641	—	13,002
Certificates of deposit, bankers’ acceptances and commercial paper	1,180	6,312	—	—	7,492
Non-U.S. government debt securities	19,986	17,954	707	—	38,647
Corporate debt securities	1	55,042	5,280	—	60,323
Loans	—	14,711	17,091	—	31,802
Asset-backed securities	—	2,414	7,106	—	9,520

Total debt instruments	99,574	119,424	38,814	—	257,812
Equity securities	73,174	3,992	1,380	—	78,546
Physical commodities(c)	—	3,581	—	—	3,581
Other	4	6,188	1,226	—	7,418

Total debt and equity instruments	172,752	133,185	41,420	—	347,357
Derivative receivables(d)	3,630	2,685,101	52,991	(2,579,096)	162,626

Total trading assets	176,382	2,818,286	94,411	(2,579,096)	509,983

Available-for-sale securities(h):
Mortgage-backed securities:
U.S. government agencies(a)	109,009	8,376	—	—	117,385
Residential — nonagency(b)	—	9,115	49	—	9,164
Commercial — nonagency(b)	—	3,939	—	—	3,939

Total mortgage-backed securities	109,009	21,430	49	—	130,488
U.S. Treasury and government agencies(a)	615	9,742	—	—	10,357
Obligations of U.S. states and municipalities	34	2,463	838	—	3,335
Certificates of deposit	—	17,282	—	—	17,282
Non-U.S. government debt securities	6,112	2,232	—	—	8,344
Corporate debt securities	—	9,497	57	—	9,554
Asset-backed securities:
Credit card receivables	—	11,391	—	—	11,391
Collateralized debt and loan obligations	—	—	11,195	—	11,195
Other	—	643	252	—	895
Equity securities	3,053	15	—	—	3,068

Total available-for-sale securities	118,823	74,695	12,391	—	205,909

Loans	—	5,029	2,667	—	7,696
Mortgage servicing rights	—	—	9,403	—	9,403

Other assets:
Private equity investments(e)	151	332	6,369	—	6,852
All other	5,977	11,355	5,015	—	22,347

Total other assets	6,128	11,687	11,384	—	29,199

Total assets measured at fair value on a recurring basis	$301,333	$2,933,921	$130,256	$(2,579,096)	$786,414
Less: Level 3 assets for which the Firm does not bear economic exposure(f)			21,169

Total recurring level 3 assets for which the Firm bears economic exposure			$109,087

	Fair value hierarchy			Netting	Total
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	adjustments(g)	fair value

Deposits	$—	$4,370	$1,235	$—	$5,605
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,993	—	—	2,993
Other borrowed funds	—	14,612	101	—	14,713

Trading liabilities:
Debt and equity instruments	34,568	10,418	288	—	45,274
Derivative payables(d)	3,630	2,622,371	43,484	(2,547,881)	121,604

Total trading liabilities	38,198	2,632,789	43,772	(2,547,881)	166,878

Accounts payable and other liabilities	—	—	—	—	—
Beneficial interests issued by consolidated VIEs	—	1,735	—	—	1,735
Long-term debt	—	41,666	16,548	—	58,214

Total liabilities measured at fair value on a recurring basis	$38,198	$2,698,165	$61,656	$(2,547,881)	$250,138

(a)	Includes total U.S. government-sponsored enterprise obligations of $218.9 billion and $182.1 billion at September 30, 2009, and December 31, 2008, respectively, which were predominantly mortgage-related.

(b)	For further discussion of residential and commercial mortgage-backed securities, see the “Mortgage-related exposure carried at fair value” section of this Note on pages 117–118.

(c)	Physical commodities inventories are accounted for at the lower of cost or fair value.

(d)	Derivative receivable and derivative payable balances are presented net on the Consolidated Balance Sheets where there is a legally enforceable master netting agreement in place with counterparties. For purposes of the table above, the Firm does not reduce the derivative receivable and derivative payable balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances, the reduction in the level 3 derivative receivable and derivative payable balances would be $17.8 billion at September 30, 2009.

(e)	Private equity instruments represent investments within the Corporate/Private Equity line of business. The costs of the private equity investment portfolio were $8.6 billion and $8.3 billion at September 30, 2009, and December 31, 2008, respectively.

(f)	Includes assets for which the Firm serves as an intermediary between two parties and does not bear market risk. The assets are predominantly reflected within derivative receivables.

(g)	As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

(h)	Prior periods have been revised to conform to the current presentation.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2009 and 2008 (including changes in fair value), for financial instruments classified by the Firm within level 3 of the fair value hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

							Change in unrealized
	Fair value measurements using significant unobservable inputs						gains/(losses)
		Total		Purchases,	Transfers		related to financial
Three months ended	Fair value,	realized/		issuances	into and/or	Fair value,	instruments held
September 30, 2009	June 30,	unrealized		settlements,	out of	September	at September 30,
(in millions)	2009	gains/(losses)		net	level 3	30, 2009	2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$257	$3		$63	$(4)	$319	$3
Residential — nonagency(a)	2,832	(140)		(69)	168	2,791	(153)
Commercial — nonagency(a)	1,850	81		(81)	3	1,853	72

Total mortgage-backed securities	4,939	(56)		(87)	167	4,963	(78)
Obligations of U.S. states and municipalities	2,416	18		(245)	—	2,189	4
Non-U.S. government debt securities	726	27		(18)	31	766	31
Corporate debt securities	5,482	200		(301)	(71)	5,310	132
Loans	15,208	299	(d)	(898)	17	14,626	194	(d)
Asset-backed securities	7,683	609		509	23	8,824	620

Total debt instruments	36,454	1,097		(1,040)	167	36,678	903
Equity securities	1,509	47		(143)	492	1,905	80
Other	1,269	26		(90)	(24)	1,181	22

Total debt and equity instruments	39,232	1,170	(e)	(1,273)	635	39,764	1,005	(e)

Net derivative receivables	18,348	(5,777	)(e)	(688)	389	12,272	(6,298	)(e)
Available-for-sale securities:
Asset-backed securities	11,934	168		654	—	12,756	165
Other	1,677	(18)		(5)	(1,044)	610	(18)

Total available-for-sale securities	13,611	150	(f)	649	(1,044)	13,366	147	(f)

Loans	1,756	7	(e)	(198)	(153)	1,412	(44	)(e)
Mortgage servicing rights	14,600	(1,096	)(d)	159	—	13,663	(1,096	)(d)

Other assets:
Private equity investments(b)	6,129	(103	)(e)	136	—	6,162	(98	)(e)
All other	4,489	(63	)(g)	76	—	4,502	(56	)(g)

							Change in unrealized
	Fair value measurements using significant unobservable inputs						(gains)/losses
		Total		Purchases,	Transfers		related to financial
Three months ended	Fair value,	realized/		issuances	into and/or	Fair value,	instruments held
September 30, 2009	June 30,	unrealized		settlements,	out of	September	at September 30,
(in millions)	2009	(gains)/losses		net	level 3	30, 2009	2009

Liabilities(c):
Deposits	$627	$28	(e)	$(117)	$(5)	$533	$22	(e)
Other borrowed funds	134	2	(e)	(41)	—	95	1	(e)
Trading liabilities:
Debt and equity instruments	53	6	(e)	(47)	—	12	2	(e)
Accounts payable and other liabilities	437	(56	)(e)	1	—	382	(57	)(e)
Beneficial interests issued by consolidated VIEs	1,060	246	(e)	(52)	—	1,254	241	(e)
Long-term debt	17,473	1,274	(e)	616	(304)	19,059	1,352	(e)

							Change in unrealized
	Fair value measurements using significant unobservable inputs						gains/(losses)
		Total		Purchases,	Transfers		related to financial
Three months ended	Fair value,	realized/		issuances	into and/or	Fair value,	instruments held
September 30, 2008	June 30,	unrealized		settlements,	out of	September	at September 30,
(in millions)	2008	gains/(losses)		net	level 3	30, 2008	2008

Assets:
Trading assets:
Debt and equity instruments	$58,896	$(4,288	)(d)(e)	$(12,884)	$4,658	$46,382	$(3,515	)(d)(e)
Net derivative receivables	5,975	2,535	(e)	(1,399)	780	7,891	3,248	(e)
Available-for-sale securities	271	(741	)(f)	1,644	9,479	10,653	(740	)(f)
Loans	8,329	(317	)(e)	(651)	104	7,465	(295	)(e)
Mortgage servicing rights	11,617	(797	)(d)	6,228	—	17,048	(797	)(d)
Other assets:
Private equity investments(b)	7,001	(214	)(e)	140	—	6,927	(195	)(e)
All other	4,931	(155	)(g)	883	13	5,672	(120	)(g)

							Change in unrealized
	Fair value measurements using significant unobservable inputs						(gains)/losses
		Total		Purchases,	Transfers		related to financial
Three months ended	Fair value,	realized/		issuances	into and/or	Fair value,	instruments held
September 30, 2008	June 30,	unrealized		settlements,	out of	September	at September 30,
(in millions)	2008	(gains)/losses		net	level 3	30, 2008	2008

Liabilities(c):
Deposits	$1,328	$(89	)(e)	$78	$—	$1,317	$(90	)(e)
Other borrowed funds	300	(28	)(e)	(168)	9	113	(31	)(e)
Trading liabilities:
Debt and equity instruments	870	(93	)(e)	(177)	(211)	389	(112	)(e)
Accounts payable and other liabilities	—	—		—	—	—	—
Beneficial interests issued by consolidated VIEs	8,151	—		(7,532)	(24)	595	—
Long-term debt	22,976	(2,883	)(e)	(630)	16	19,479	(2,209	)(e)

							Change in unrealized
	Fair value measurements using significant unobservable inputs						gains/(losses)
		Total		Purchases,	Transfers		related to financial
Nine months ended	Fair value,	realized/		issuances	into and/or	Fair value,	instruments held
September 30, 2009	January 1,	unrealized		settlements,	out of	September	at September 30,
(in millions)	2009	gains/(losses)		net	level 3	30, 2009	2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$163	$(32)		$119	$69	$319	$(31)
Residential — nonagency(a)	3,339	(688)		498	(358)	2,791	(743)
Commercial — nonagency(a)	2,487	(160)		(326)	(148)	1,853	(206)

Total mortgage-backed securities	5,989	(880)		291	(437)	4,963	(980)
Obligations of U.S. states and municipalities	2,641	71		(523)	—	2,189	(7)
Non-U.S. government debt securities	707	52		(58)	65	766	22
Corporate debt securities	5,280	36		(3,403)	3,397	5,310	(9)
Loans	17,091	(889	)(d)	(1,852)	276	14,626	(989	)(d)
Asset-backed securities	7,106	1,278		637	(197)	8,824	903

Total debt instruments	38,814	(332)		(4,908)	3,104	36,678	(1,060)
Equity securities	1,380	(200)		(502)	1,227	1,905	(107)
Other	1,226	(81)		4	32	1,181	96

Total debt and equity instruments	41,420	(613	)(e)	(5,406)	4,363	39,764	(1,071	)(e)

Net derivative receivables	9,507	(10,715)		(2,921)	16,401	12,272	(10,127)
Available-for-sale securities:
Asset-backed securities	11,447	30		1,104	175	12,756	168
Other	944	(78)		242	(498)	610	(82)

Total available-for-sale securities	12,391	(48	)(f)	1,346	(323)	13,366	86	(f)

Loans	2,667	(471	)(e)	(1,507)	723	1,412	(469	)(e)
Mortgage servicing rights	9,403	4,045	(d)	215	—	13,663	4,045	(d)

Other assets:
Private equity investments(b)	6,369	(576	)(e)	299	70	6,162	(557	)(e)
All other	5,015	(597	)(g)	142	(58)	4,502	(525	)(g)

							Change in unrealized
	Fair value measurements using significant unobservable inputs						(gains)/losses
		Total		Purchases,	Transfers		related to financial
Nine months ended	Fair value,	realized/		issuances	into and/or	Fair value,	instruments held
September 30, 2009	January 1,	unrealized		settlements,	out of	September	at September 30,
(in millions)	2009	(gains)/losses		net	level 3	30, 2009	2009

Liabilities(c):
Deposits	$1,235	$51	(e)	$(810)	$57	$533	$25	(e)
Other borrowed funds	101	(84	)(e)	35	43	95	(2	)(e)
Trading liabilities:
Debt and equity instruments	288	64	(e)	(337)	(3)	12	1	(e)
Accounts payable and other liabilities	—	(60	)(e)	442	—	382	(61	)(e)
Beneficial interests issued by consolidated VIEs	—	407	(e)	(32)	879	1,254	390	(e)
Long-term debt	16,548	1,315	(e)	(1,935)	3,131	19,059	1,015	(e)

							Change in unrealized
	Fair value measurements using significant unobservable inputs						gains/(losses)
		Total		Purchases,	Transfers		related to financial
Nine months ended	Fair value,	realized/		issuances	into and/or	Fair value,	instruments held
September 30, 2008	January 1,	unrealized		settlements,	out of	September	at September 30,
(in millions)	2008	gains/(losses)		net	level 3	30, 2008	2008

Assets:
Trading assets:
Debt and equity instruments	$24,066	$(7,500	)(d)(e)	$8,427	$21,389	$46,382	$(6,628	)(d)(e)
Net derivative receivables	633	5,328	(e)	440	1,490	7,891	6,146	(e)
Available-for-sale securities	101	(850	)(f)	1,982	9,420	10,653	(748	)(f)
Loans	8,380	(638	)(e)	323	(600)	7,465	(845	)(e)
Mortgage servicing rights	8,632	87	(d)	8,329	—	17,048	87	(d)
Other assets:
Private equity investments(b)	6,763	448	(e)	(284)	—	6,927	(195	)(e)
All other	3,160	(168	)(g)	2,659	21	5,672	(114	)(g)

							Change in unrealized
	Fair value measurements using significant unobservable inputs						(gains)/losses
		Total		Purchases,	Transfers		related to financial
Nine months ended	Fair value,	realized/		issuances	into and/or	Fair value,	instruments held
September 30, 2008	January 1,	unrealized		settlements,	out of	September	at September 30,
(in millions)	2008	(gains)/losses		net	level 3	30, 2008	2008

Liabilities(c):
Deposits	$1,161	$(12	)(e)	$116	$52	$1,317	$(10	)(e)
Other borrowed funds	105	33	(e)	33	(58)	113	(38	)(e)
Trading liabilities:
Debt and equity instruments	480	(21	)(e)	(2)	(68)	389	(271	)(e)
Accounts payable and other liabilities	25	(25	)(e)	—	—	—	—
Beneficial interests issued by consolidated VIEs	82	(24	)(e)	(8)	545	595	—
Long-term debt	21,938	(2,846	)(e)	(234)	621	19,479	(2,496	)(e)

(a)	For further discussion of residential and commercial mortgage-backed securities, see the “Mortgage-related exposures carried at fair value” section of this Note on pages 117-118.

(b)	Private equity instruments represent investments within the Corporate/Private Equity line of business. The costs of the private equity investment portfolio were $8.6 billion and $8.3 billion at September 30, 2009, and December 31, 2008, respectively.

(c)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities carried at fair value on a nonrecurring basis) were 29% and 25% at September 30, 2009, and December 31, 2008, respectively.

(d)	Changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell, and mortgage servicing rights are measured at fair value and reported in mortgage fees and related income.

(e)	Reported in principal transactions revenue.

(f)	Realized gains and losses on available-for-sale securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains and losses are reported in accumulated other comprehensive income.

(g)	Reported in other income.

Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following tables present assets and liabilities carried on the Consolidated Balance Sheets as well as off-balance sheet instruments by caption and level within the fair value hierarchy (as described above) as of September 30, 2009, and December 31, 2008, for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value hierarchy
September 30, 2009 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans(a)	$—	$6,249	$1,869	$8,118

Other real estate owned	—	173	403	576
Other assets	—	—	215	215

Total other assets	—	173	618	791

Total assets at fair value on a nonrecurring basis	$—	$6,422	$2,487	$8,909

Accounts payable and other liabilities(b)	$—	$87	$31	$118

Total liabilities at fair value on a nonrecurring basis	$—	$87	$31	$118

	Fair value hierarchy
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans(a)	$—	$4,991	$3,999	$8,990

Other real estate owned	—	706	103	809
Other assets	—	1,057	188	1,245

Total other assets	—	1,763	291	2,054

Total assets at fair value on a nonrecurring basis	$—	$6,754	$4,290	$11,044

Accounts payable and other liabilities(b)	$—	$212	$98	$310

Total liabilities at fair value on a nonrecurring basis	$—	$212	$98	$310

(a)	Includes leveraged lending and other loan warehouses held-for-sale.

(b)	Represents, at September 30, 2009, and December 31, 2008, the fair value adjustment associated with $654 million and $1.5 billion, respectively, of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio.
Nonrecurring fair value changes
The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008, related to financial instruments held at those dates.

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Loans	$(1,030)	$(1,071)	$(3,094)	$(2,524)
Other assets	(53)	(134)	(94)	(225)
Accounts payable and other liabilities	29	(34)	12	(84)

Total nonrecurring fair value gains/(losses)	$(1,054)	$(1,239)	$(3,176)	$(2,833)

In the above table, loans predominantly include: (1) write-downs of delinquent mortgage and home equity loans where impairment is based on the fair value of the underlying collateral; and (2) the change in fair value for leveraged lending and warehouse loans carried on the balance sheet at the lower of cost or fair value. Accounts payable and other liabilities predominantly include the change in fair value for unfunded lending-related commitments within the leveraged lending portfolio.

Level 3 analysis
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 6% of total Firm assets at September 30, 2009. The following describes significant changes to level 3 assets during the quarter.
For the three months ended September 30, 2009
Level 3 assets were $130.0 billion at September 30, 2009, reflecting a decrease of $11.7 billion in the third quarter of 2009. The decline was largely due to a $9.2 billion decrease in derivative receivables, predominantly due to the tightening of credit spreads. In addition, mortgage servicing rights (“MSRs”) decreased by $937 million due to market, interest rates and other changes affecting the Firm’s estimate of future prepayments, partially offset by sales in Retail Financial Services (“RFS”) of originated loans for which servicing rights were retained.
For the nine months ended September 30, 2009
Level 3 assets decreased by $4.6 billion in the first nine months of 2009, due to the following:
•	A net decrease of $4.3 billion in derivative receivables, which was mainly driven by: a $20.4 billion decline due to tightening credit spreads; a $17.7 billion transfer of single-name CDS on ABS from level 3 to level 2; and $3.6 billion related to sales of CDS positions on commercial- and residential mortgage-backed securities. The decrease was predominantly offset by the transfer of structured credit derivative receivables from level 2 to level 3, resulting from a decrease in transaction activity and the lack of observable market data. At September 30, 2009, the fair value of these receivables was approximately $24.3 billion. Offsetting these receivables were derivative payables with a fair value of $14.1 billion at September 30, 2009.
•	A net increase of $4.3 billion in MSRs, primarily due to market interest rates and other changes affecting the Firm’s estimate of future prepayments, partially offset by sales in RFS of originated loans for which servicing rights were retained.
•	A net decrease of $2.4 billion, driven by sales of leveraged loans and transfers of similar loans to level 2 due to the increased price transparency for such assets.
•	A net decrease of $1.7 billion in trading assets—debt and equity instruments, primarily in loans and residential- and commercial mortgage-backed securities, principally driven by sales and markdowns, and by sales and unwinds of structured transactions with hedge funds. The declines were partially offset by a transfer of certain structured notes reflecting lower liquidity and less pricing observability, and increases in other asset-backed securities.
Gains and Losses
Included in the tables for the three months ended September 30, 2009
•	$5.8 billion of net losses on derivatives primarily related to credit spread tightening.
•	$1.2 billion in gains on trading—debt and equity assets, predominantly from other asset-backed securities and mortgage-related transactions.
•	$1.1 billion of losses on MSRs.
•	$1.3 billion of losses related to structured note liabilities, predominantly due to volatility in equity markets.
Included in the tables for the three months ended September 30, 2008
•	$4.3 billion of losses on trading—debt and equity instruments, principally from mortgage-related transactions.
•	$860 million of losses on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and therefore included in the nonrecurring fair value assets.
•	$797 million of losses on MSRs.
•	Net gains of approximately $2.5 billion, principally related to equity derivatives transactions.
•	Losses on private equity instruments of approximately $214 million.
•	$2.9 billion of gains related to structured notes, principally due to significant volatility in the fixed income, commodities and equity markets.
Included in the tables for the nine months ended September 30, 2009
•	$10.7 billion of net losses on derivatives primarily related to credit spread tightening.
•	$1.9 billion of losses on trading—debt and equity assets primarily related to residential and commercial loans and mortgage-backed securities, principally driven by markdowns and sales. These losses were partially offset by gains of $1.3 billion on other asset-backed securities. For a further discussion of the gains and losses on mortgage-related exposures, inclusive of risk management activities, see the “Mortgage-related exposures carried at fair value” discussion below.
•	$4.0 billion of gains on MSRs.
•	$1.3 billion of losses related to structured note liabilities, predominantly due to volatility in the equity markets.

Included in the tables for the nine months ended September 30, 2008
•	Losses on trading—debt and equity instruments of approximately $7.5 billion, principally from mortgage-related transactions and auction-rate securities.
•	Losses of approximately $2.5 billion on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and therefore included in the nonrecurring fair value assets.
•	Net gains of $5.3 billion related to fixed income and equity derivatives.
•	Gains of $2.8 billion related to structured notes, principally due to significant volatility in the fixed income, commodities and equity markets.
•	Private equity gains of approximately $448 million.
•	Gains of $87 million on MSRs.
Mortgage-related exposures carried at fair value
The following table provides a summary of the Firm’s mortgage-related exposures, including the impact of risk management activities. These exposures include all mortgage-related securities and loans carried at fair value regardless of their classification within the fair value hierarchy, and that are carried at fair value through earnings or at the lower of cost or fair value; the table excludes mortgage-related securities held in the available-for-sale portfolio, which are reported on page 118 of this Form 10-Q.

	Exposure as of		Exposure as of
	September 30, 2009		December 31, 2008(e)		Net gains/(losses) reported in income(e)(f)
		Net of risk		Net of risk	Three months ended		Nine months ended
		management		management	September 30,		September 30,
(in millions)	Gross	activities(d)	Gross	activities(d)	2009	2008	2009	2008

U.S. residential mortgage:(a)(b)(c)
Prime	$3,970	$3,970	$4,612	$4,612
Alt-A	3,353	3,353	3,934	3,917

	7,323	7,323	8,546	8,529	$388	$(2,097)	$226	$(3,376)

Subprime	646	191	941	(28)	(27)	(133)	(57)	(370)

Non-U.S. residential	1,763	1,499	1,591	951	48	(192)	44	(252)

Commercial mortgage:
Securities	2,435	1,779	2,836	1,438	38	(149)	293	(508)
Loans	2,952	1,935	4,338	2,179	(18)	(216)	(402)	(313)

(a)	Included exposures in IB, CIO and RFS.

(b)	Excluded, at September 30, 2009, and December 31, 2008, certain mortgages and mortgage-related assets that are carried at fair value and recorded in trading assets, such as: (i) U.S. government agency and U.S. government-sponsored enterprise securities that are liquid and of high credit quality of $43.4 billion and $58.9 billion, respectively; (ii) conforming mortgage loans originated with the intent to sell to U.S. government agencies and U.S. government sponsored enterprises of $11.3 billion and $6.2 billion, respectively; and (iii) reverse mortgages of $4.6 billion and $4.3 billion, respectively, for which the principal risk is mortality risk. Also excluded mortgage servicing rights, which are reported in Note 17 on pages 162—163 of this Form 10-Q.

(c)	Excluded certain mortgage-related financing transactions, which are collateralized by mortgage-related assets, of $4.1 billion and $5.7 billion at September 30, 2009, and December 31, 2008, respectively. These financing transactions are excluded from the table, as they are accounted for on an accrual basis of accounting. For certain financings deemed to be impaired, impairment is measured and recognized based on the fair value of the collateral. Of these financing transactions, $152 million and $1.2 billion were considered impaired at September 30, 2009, and December 31, 2008, respectively.

(d)	Amounts reflect the effects of derivatives used to manage the credit risk of the gross exposures arising from cash-based instruments. The amounts are presented on a bond- or loan-equivalent (notional) basis. Derivatives are excluded from the gross exposure, as they are principally used for risk management purposes.

(e)	Prior periods have been revised to conform to the current presentation.

(f)	Net gains and losses include all revenue related to the positions (i.e., all interest income, changes in fair value of the assets, changes in fair value of the related risk management positions, and all interest expense related to the liabilities funding those positions).

Residential mortgages
Prime mortgage — Of the $4.0 billion of prime mortgage exposure at September 30, 2009, approximately $1.8 billion relates to first-lien mortgages predominantly classified in level 3. The remaining $2.2 billion relates to securities of $1.5 billion where $160 million was classified in level 2 and $1.4 billion was classified in level 3; and $686 million of forward purchase commitments, reported in derivative receivables, which were classified in level 3. Prime mortgage securities are largely rated BBB and below.
Alt-A mortgage — Of the $3.4 billion of Alt-A mortgage exposure at September 30, 2009, approximately $2.5 billion relates to first-lien mortgages classified in level 3. The remaining $894 million relates to securities, which are largely rated BB+ and below, where $337 million was classified in level 2, and $557 million was classified in level 3.
Subprime mortgage — Of the $646 million of subprime mortgage exposure at September 30, 2009, $445 million relates to securities, predominantly rated BB+ and below, where $17 million was classified in level 2, and $428 million was classified in level 3. The remaining $201 million relates to first-lien mortgages classified in level 3.
Non-U.S. residential mortgages
Of the $1.8 billion of non-U.S. residential mortgage exposure at September 30, 2009, $1.0 billion relates to securities, largely rated “AAA,” where $603 million was classified in level 2, and $443 million was classified in level 3. The remaining $717 million relates to first-lien mortgages classified in level 3.
Commercial mortgages
Of the $5.4 billion of commercial mortgage exposure at September 30, 2009, $3.0 billion relates to first-lien mortgages, largely in the U.S., classified in level 3. The remaining $2.4 billion relates to securities, which are largely rated “AA” and above, where $506 million was classified in level 2, and $1.9 billion was classified in level 3.
The following table presents mortgage-related activities within the available-for-sale securities portfolio.

							Unrealized gains/(losses) included in other
	Exposures	Exposures	Net gains/(losses) reported in income(a)				comprehensive income (pretax)
	as of	as of	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,	December 31,	September 30,		September 30,		September 30,		September 30,
(in millions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$184,908	$117,385	$80	$407	$519	$404	$2,525	$532	$2,130	$(494)
Residential:
Prime and Alt-A	4,802	6,895	(16)	—	(251)	—	549	(391)	579	(570)
Subprime	35	194	1	(12)	(34)	(41)	1	(41)	20	(43)
Non-U.S.	6,926	2,075	—	2	—	2	302	12	339	12
Commercial	4,528	3,939	15	—	(25)	—	530	—	671	—

Total mortgage-backed securities	$201,199	$130,488	$80	$397	$209	$365	$3,907	$112	$3,739	$(1,095)
U.S. government agencies	34,356	9,657	—	—	5	—	263	(3)	(15)	—

(a)	Excludes related net interest income.
Exposures in the table above include $235.6 billion and $140.1 billion of mortgage-backed and mortgage-related securities classified as available-for-sale on the Firm’s Consolidated Balance Sheets at September 30, 2009, and December 31, 2008. These investments are used as part of the Firm’s centralized risk management of structural interest rate risk (i.e., the sensitivity of the Firm’s Consolidated Balance Sheets to changes in interest rates). Changes in the Firm’s structural interest rate position, as well as changes in the overall interest rate environment, are continually monitored, resulting in periodic repositioning of securities classified as available-for-sale. Given that this portfolio is primarily used to manage the Firm’s structural interest rate risk, predominantly all of these securities are either backed by U.S. government agencies, backed by U.S. government-sponsored enterprises or rated “AAA.”
For additional information on investment securities in the available-for-sale portfolio, see Note 11 on pages 136—141 of this Form 10-Q.

Credit adjustments
When determining the fair value of an instrument, it may be necessary to record a valuation adjustment to arrive at an exit price under U.S. GAAP. Valuation adjustments include, but are not limited to, amounts to reflect counterparty credit quality and the Firm’s own creditworthiness. The market’s view of the Firm’s credit quality is reflected in credit spreads observed in the credit default swap market. For a detailed discussion of the valuation adjustments the Firm considers, see Note 4 on pages 129–143 of JPMorgan Chase’s 2008 Annual Report.
The following table provides the credit adjustments, excluding the effect of any hedging activity, as reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	September 30, 2009	December 31, 2008

Derivative receivables balance	$94,065	$162,626
Derivative CVAs(a)	(3,728)	(9,566)
Derivatives payables balance	69,214	121,604
Derivative DVAs	(808)	(1,389)
Structured notes balance(b)(c)	61,138	67,340
Structured note DVAs	(1,112)	(2,413)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by credit portfolio and other lines of business within IB.

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, based on the tenor and legal form of the note.

(c)	Structured notes are carried at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 121–123 of this Form 10-Q.
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Credit adjustments:
Derivative CVAs(a)	$1,439	$(977)	$5,838	$(2,349)
Derivative DVAs	(202)	229	(581)	868
Structured note DVAs(b)	(840)	727	(1,301)	1,933

(a)	Derivatives CVA, gross of hedges, includes results managed by credit portfolio and other lines of business within IB.

(b)	Structured notes are carried at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 121–123 of this Form 10-Q.
Additional disclosures about the fair value of financial instruments (including financial instruments not carried at fair value)
U.S. GAAP requires disclosure of the estimated fair value of certain financial instruments, and the methods and significant assumptions used to estimate their fair value. Financial instruments within the scope of these disclosure requirements are included in the following table. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the scope. Accordingly, the fair value disclosures required provide only a partial estimate of the fair value of JPMorgan Chase. For example, the Firm has developed long-term relationships with its customers through its deposit base and credit card accounts, commonly referred to as core deposit intangibles and credit card relationships. In the opinion of management, these items, in the aggregate, add significant value to JPMorgan Chase, but their fair value is not disclosed in this Note.
Financial instruments for which carrying value approximates fair value
Certain financial instruments that are not carried at fair value on the Consolidated Balance Sheets are carried at amounts that approximate fair value, due to their short-term nature and generally negligible credit risk. These instruments include cash and due from banks; deposits with banks, federal funds sold and securities purchased under resale agreements; securities borrowed with short-dated maturities; short-term receivables and accrued interest receivable; commercial paper; federal funds purchased, and securities loaned or sold, under repurchase agreements with short-dated maturities; other borrowed funds (excluding advances from Federal Home Loan Banks); accounts payable; and accrued liabilities. In addition, U.S. GAAP requires that the fair value for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value; recognition of the inherent funding value of these instruments is not allowed.

The following table presents the carrying value and estimated fair value of financial assets and liabilities.

	September 30, 2009			December 31, 2008
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
(in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$140.6	$140.6	$—	$226.0	$226.0	$—
Federal funds sold and securities purchased under resale agreements (included $18.9 and $20.8 at fair value at September 30, 2009, and December 31, 2008, respectively)	171.0	171.0	—	203.1	203.1	—
Securities borrowed (included $5.5 and $3.4 at fair value at September 30, 2009, and December 31, 2008, respectively)	128.1	128.1	—	124.0	124.0	—
Trading assets	424.4	424.4	—	510.0	510.0	—
Securities (included $372.8 and $205.9 at fair value at September 30, 2009, and December 31, 2008, respectively)	372.9	372.9	—	205.9	205.9	—
Loans (included $1.9 and $7.7 at fair value at September 30, 2009, and December 31, 2008, respectively)	622.5	615.8	(6.7)	721.7	700.0	(21.7)
Mortgage servicing rights at fair value	13.7	13.7	—	9.4	9.4	—
Other (included $18.7 and $29.2 at fair value at September 30, 2009, and December 31, 2008, respectively)(a)	76.7	76.5	(0.2)	83.0	83.1	0.1

Total financial assets	$1,949.9	$1,943.0	$(6.9)	$2,083.1	$2,061.5	$(21.6)

Financial liabilities
Deposits (included $3.9 and $5.6 at fair value at September 30, 2009, and December 31, 2008, respectively)	$868.0	$869.1	$(1.1)	$1,009.3	$1,010.2	$(0.9)
Federal funds purchased and securities loaned or sold under repurchase agreements (included $2.7 and $3.0 at fair value at September 30, 2009, and December 31, 2008, respectively)	310.2	310.2	—	192.5	192.5	—
Commercial paper	53.9	53.9	—	37.8	37.8	—
Other borrowed funds (included $5.0 and $14.7 at fair value at September 30, 2009, and December 31, 2008, respectively)	50.8	51.2	(0.4)	132.4	134.1	(1.7)
Trading liabilities	134.4	134.4	—	166.9	166.9	—
Accounts payable and other liabilities(a)	148.1	148.1	—	167.2	167.2	—
Beneficial interests issued by consolidated VIEs (included $2.0 and $1.7 at fair value at September 30, 2009, and December 31, 2008, respectively)	17.9	17.9	—	10.6	10.5	0.1
Long-term debt and junior subordinated deferrable interest debentures (included $52.2 and $58.2 at fair value at September 30, 2009, and December 31, 2008, respectively)	272.1	271.0	1.1	270.7	262.1	8.6

Total financial liabilities	$1,855.4	$1,855.8	$(0.4)	$1,987.4	$1,981.3	$6.1

Net (depreciation) appreciation			$(7.3)			$(15.5)

(a)	Prior periods have been revised to conform to the current presentation.
The majority of the Firm’s unfunded lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The estimated fair values of the Firm’s wholesale lending-related commitments at September 30, 2009, and December 31, 2008, were liabilities of $1.7 billion and $7.5 billion, respectively. The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower prior notice or, in some cases, without notice as permitted by law.

Trading assets and liabilities average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Trading assets — debt and equity instruments	$316,938	$391,060	$313,586	$398,119
Trading assets — derivative receivables	99,807	111,214	118,560	104,816

Trading liabilities — debt and equity instruments(a)	$59,843	$87,516	$56,451	$86,317
Trading liabilities — derivative payables	75,458	83,805	82,781	81,568

(a)	Primarily represent securities sold, not yet purchased.
NOTE 4 — FAIR VALUE OPTION
For a discussion of the primary financial instruments for which fair value elections have been made, including the determination of instrument-specific credit risk for these items and the basis for those elections, see Note 5 on pages 144—146 of JPMorgan Chase’s 2008 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2009				2008
				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value
(in millions)	transactions(b)	income(b)		recorded	transactions(b)	income(b)		recorded

Federal funds sold and securities purchased under resale agreements	$161	$—		$161	$(28)	$—		$(28)
Securities borrowed	100	—		100	(13)	—		(13)

Trading assets:
Debt and equity instruments, excluding loans	200	(4	)(c)	196	(354)	—		(354)
Loans reported as trading assets:
Changes in instrument-specific credit risk	132	5	(c)	137	(3,099)	(78	)(c)	(3,177)
Other changes in fair value	397	965	(c)	1,362	(197)	306	(c)	109

Loans:
Changes in instrument-specific credit risk	29	—		29	(457)	—		(457)
Other changes in fair value	(53)	—		(53)	(39)	—		(39)
Other assets	—	(87	)(d)	(87)	—	(88	)(d)	(88)

Deposits(a)	(313)	—		(313)	264	—		264
Federal funds purchased and securities loaned or sold under repurchase agreements	(19)	—		(19)	(1)	—		(1)
Other borrowed funds(a)	(1,092)	—		(1,092)	783	—		783
Trading liabilities	(8)	—		(8)	24	—		24
Beneficial interests issued by consolidated VIEs	(277)	—		(277)	337	—		337
Other liabilities	(59)	—		(59)	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	(831)	—		(831)	714	—		714
Other changes in fair value	(1,002)	—		(1,002)	10,945	—		10,945

	Nine months ended September 30,
	2009				2008
				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value
(in millions)	transactions(b)	income(b)		recorded	transactions(b)	income(b)		recorded

Federal funds sold and securities purchased under resale agreements	$(334)	$—		$(334)	$123	$—		$123
Securities borrowed	81	—		81	66	—		66

Trading assets:
Debt and equity instruments, excluding loans	504	15	(c)	519	(230)	15	(c)	(215)
Loans reported as trading assets:
Changes in instrument-specific credit risk	(340)	(160	)(c)	(500)	(4,712)	(128	)(c)	(4,840)
Other changes in fair value	1,109	2,397	(c)	3,506	(192)	715	(c)	523

Loans:
Changes in instrument-specific credit risk	(300)	—		(300)	(957)	—		(957)
Other changes in fair value	(179)	—		(179)	(16)	—		(16)
Other assets	—	(675	)(d)	(675)	—	(129	)(d)	(129)

Deposits(a)	(499)	—		(499)	(105)	—		(105)
Federal funds purchased and securities loaned or sold under repurchase agreements	75	—		75	2	—		2
Other borrowed funds(a)	(1,238)	—		(1,238)	695	—		695
Trading liabilities	(23)	—		(23)	26	—		26
Beneficial interests issued by consolidated VIEs	(401)	—		(401)	368	—		368
Other liabilities	(55)	—		(55)	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	(1,225)	—		(1,225)	1,892	—		1,892
Other changes in fair value	(2,773)	—		(2,773)	10,505	—		10,505

(a)	Total changes in instrument-specific credit risk related to structured notes were $(840) million and $727 million for the three months ended September 30, 2009 and 2008, respectively; and $(1.3) billion and $1.9 billion for the nine months ended September 30, 2009 and 2008, respectively. Those totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)	Included in the amounts are gains and losses related to certain financial instruments previously carried at fair value by the Firm, such as structured liabilities and loans purchased as part of IB’s trading activities.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2009, and December 31, 2008, for loans and long-term debt for which the fair value option has been elected. The loans were classified in trading assets — debt and equity instruments or in loans.

	September 30, 2009			December 31, 2008
			Fair value			Fair value
			over/(under)			over/(under)
	Contractual		contractual	Contractual		contractual
	principal		principal	principal		principal
(in millions)	outstanding	Fair value	outstanding	outstanding	Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—	$—	$—	$—	$—	$—
Loans	—	—	—	—	—	—
Nonaccrual loans
Loans reported as trading assets(a)	6,690	1,949	(4,741)	5,156	1,460	(3,696)
Loans	1,134	149	(985)	189	51	(138)

Subtotal	7,824	2,098	(5,726)	5,345	1,511	(3,834)
All other performing loans
Loans reported as trading assets(a)	39,399	31,860	(7,539)	36,336	30,342	(5,994)
Loans	3,212	1,588	(1,624)	10,206	7,441	(2,765)

Total loans	$50,435	$35,546	$(14,889)	$51,887	$39,294	$(12,593)

Long-term debt
Principal protected debt	$27,352 (c)	$26,975	$(377)	$27,043 (c)	$26,241	$(802)
Nonprincipal protected debt(b)	NA	25,204	NA	NA	31,973	NA

Total long-term debt	NA	$52,179	NA	NA	$58,214	NA

Long-term beneficial interests
Principal protected debt	$112	$112	$—	$—	$—	$—
Nonprincipal protected debt(b)	NA	1,883	NA	NA	1,735	NA

Total long-term beneficial interests	NA	$1,995	NA	NA	$1,735	NA

(a)	Loans reported as trading assets have been revised for the prior period.

(b)	Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note.

(c)	Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.
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
Trading Derivatives
The Firm transacts in a variety of derivatives in its trading portfolios to meet the needs of customers (both dealers and clients) and to generate revenue through this trading activity. The Firm makes markets in derivatives for its customers (collectively, “client derivatives”), seeking to mitigate or transform interest rate, credit, foreign exchange, equity and commodity risks. The Firm actively manages the risks from its exposure to these derivatives by entering into other derivative transactions or by purchasing or selling other financial instruments that partially or fully offset the exposure from client derivatives. The Firm also seeks to earn a spread between the client derivatives and offsetting positions, and from the remaining open risk positions. For more information about trading derivatives, see the trading derivatives gains and losses table on page 129 of this Form 10-Q.
Risk Management Derivatives
The Firm manages its market exposures using various derivative instruments.
Interest rate contracts are used to minimize fluctuations in earnings that are caused by changes in interest rates. Fixed-rate assets and liabilities appreciate or depreciate in market value as interest rates change. Similarly, interest income and expense increase or decrease as a result of variable-rate assets and liabilities resetting to current market rates, and as a result of the repayment and subsequent origination or issuance of fixed-rate assets and liabilities at current market rates. Gains or losses on the derivative instruments that are related to such assets and liabilities are expected to substantially offset this variability in earnings. The Firm generally uses interest rate swaps, forwards and futures to manage the impact of interest rate fluctuations on earnings.
Foreign currency forward contracts are used to manage the foreign exchange risk associated with certain foreign currency—denominated (i.e., non-U.S.) assets and liabilities and forecasted transactions, as well as the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. As a result of fluctuations in foreign currencies, the U.S. dollar—equivalent values of the foreign currency—denominated assets and liabilities or forecasted revenue or expense increase or decrease. Gains or losses on the derivative instruments related to these foreign currency—denominated assets or liabilities, or forecasted transactions, are expected to substantially offset this variability.
Gold forward contracts are used to manage the price risk of gold inventory in the Firm’s commodities portfolio. Gains or losses on the gold forwards are expected to substantially offset the depreciation or appreciation of the inventory as a result of gold price changes. Also in the commodities portfolio, electricity and natural gas futures and forwards contracts are used to manage price risk associated with energy-related tolling and load-serving contracts and investments.
The Firm uses credit derivatives to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. For a further discussion of credit derivatives, see the discussion in the Credit derivatives section on pages 130–131 of this Form 10-Q.
For more information about risk management derivatives, see the risk management derivatives gains and losses table on page 129 of this Form 10-Q.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of September 30, 2009, and December 31, 2008.

	Notional amounts(c)
(in billions)	September 30, 2009	December 31, 2008

Interest rate contracts
Swaps(a)	$48,893	$54,524
Futures and forwards	6,066	6,277
Written options	4,762	4,803
Purchased options	4,617	4,656

Total interest rate contracts	64,338	70,260

Credit derivatives(b)	6,376	8,388

Foreign exchange contracts
Cross-currency swaps(a)	2,043	1,681
Spot, futures and forwards	3,973	3,744
Written options	685	972
Purchased options	700	959

Total foreign exchange contracts	7,401	7,356

Equity contracts
Swaps	86	77
Futures and forwards	54	56
Written options	698	628
Purchased options	658	652

Total equity contracts	1,496	1,413

Commodity contracts
Swaps	181	234
Spot, futures and forwards	104	115
Written options	202	206
Purchased options	193	198

Total commodity contracts	680	753

Total derivative notional amounts	$80,291	$88,170

(a)	During the first quarter of 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in a reclassification of $1.7 trillion in notional amount of cross-currency swaps from interest rate contracts to foreign exchange contracts as of December 31, 2008.

(b)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the credit derivative discussion on pages 130—131 of this Form 10-Q.

(c)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above indicate the volume of the Firm’s derivative activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount does not change hands; it is used simply as a reference to calculate payments.
Accounting for Derivatives
All free-standing derivatives are required to be recorded on the Consolidated Balance Sheets at fair value. The accounting for changes in value of a derivative depends on whether or not the contract has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are marked to market through earnings. The tabular disclosures on pages 126–131 of this Form 10-Q provide additional information on the amount of and reporting for derivative assets, liabilities, gains and losses. For further discussion of derivatives embedded in structured notes, see Notes 4 and 5 on pages 129–143 and 144–146, respectively, of JPMorgan Chase’s 2008 Annual Report.
Derivatives designated as hedges
The Firm applies hedge accounting to certain derivatives executed for risk management purposes — typically interest rate, foreign exchange and gold derivatives, as described above. JPMorgan Chase does not seek to apply hedge accounting to all of the Firm’s risk management activities involving derivatives. For example, the Firm does not apply hedge accounting to purchased credit default swaps used to manage the credit risk of loans and commitments, because of the difficulties in qualifying such contracts as hedges. For the same reason, the Firm does not apply hedge accounting to certain interest rate derivatives used for risk management purposes, or to commodity derivatives used to manage the price risk of tolling and load-serving contracts.
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
JPMorgan Chase uses cash flow hedges to hedge the exposure to variability in cash flows from floating-rate financial instruments and forecasted transactions, primarily the rollover of short-term assets and liabilities, and foreign currency—denominated revenue and expense. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income/(loss) (“OCI”) and recognized in the Consolidated Statements of Income when the hedged cash flows affect earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item — primarily interest income, interest expense, noninterest revenue and compensation expense. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income/(loss) (“AOCI”) is recognized in earnings when the cash flows that were hedged affect earnings. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge forecast, any related derivative values recorded in AOCI are immediately recognized in earnings.
JPMorgan Chase uses foreign currency hedges to protect the value of the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. For qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the translation adjustments account within AOCI.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative fair values that are reflected on the Firm’s Consolidated Balance Sheets as of September 30, 2009, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.
Free-standing derivatives(a)

	Derivative receivables			Derivative payables
September 30, 2009	Not designated as	Designated as	Total derivative	Not designated	Designated as	Total derivative
(in millions)	hedges	hedges	receivables	as hedges	hedges	payables

Trading assets and liabilities
Interest rate	$1,345,970	$8,579	$1,354,549	$1,316,078	$148	$1,316,226
Credit	202,994	—	202,994	195,648	—	195,648
Foreign exchange	164,338	2,571	166,909	166,167	818	166,985
Equity	53,492	—	53,492	56,625	—	56,625
Commodity	37,197	—	37,197	33,654	— (c)	33,654

Gross fair value of trading assets and liabilities	$1,803,991	$11,150	$1,815,141	$1,768,172	$966	$1,769,138

Netting adjustment(b)			(1,721,076)			(1,699,924)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$94,065			$69,214

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 121–123 of this Form 10-Q for further information.

(b)	U.S. GAAP permits the netting of derivative receivables and payables, and the related cash collateral received and paid when a legally enforceable master netting agreement exists between the Firm and a derivative counterparty.

(c)	Excludes $1.1 billion related to separated commodity derivatives used as fair value hedging instruments that are recorded in the line item of the host contract (i.e., other borrowed funds).
Derivative receivables and payables mark-to-market
The following table summarizes the fair values of derivative receivables and payables by contract type after netting adjustments as of September 30, 2009, and December 31, 2008.

(in millions)	September 30, 2009	December 31, 2008

Derivative receivables:
Interest rate(a)	$38,759	$49,996
Credit	20,512	44,695
Foreign exchange(a)	24,139	38,820
Equity	2,213	14,285
Commodity	8,442	14,830

Total derivative receivables	$94,065	$162,626

Trading liabilities
Derivative payables:
Interest rate(a)	$18,804	$27,645
Credit	9,444	23,566
Foreign exchange(a)	24,825	41,156
Equity	12,277	17,316
Commodity	3,864	11,921

Total derivative payables	$69,214	$121,604

(a)	During the first quarter of 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in reclassifications of $14.1 billion of derivative receivables and $20.8 billion of derivative payables, between cross-currency interest rate swaps and foreign exchange contracts, as of December 31, 2008.

Impact of derivatives and hedged items on the income statement and on other comprehensive income
The following table summarizes the total pretax impact of JPMorgan Chase’s derivative-related activities on the Firm’s Consolidated Statements of Income and Other Comprehensive Income for the three and nine months ended September 30, 2009, by accounting designation.

	Derivative-related gains/(losses)
Consolidated Statements of Income	Fair value	Cash flow	Net investment	Risk management	Trading
(in millions)	hedges(a)	hedges	hedges	activities	activities(a)	Total

Three months ended September 30, 2009	$(3,844)	$42	$(40)	$479	$5,965	$2,602
Nine months ended September 30, 2009	(6,517)	184	(70)	(4,910)	16,090	4,777

	Derivative-related net changes in other comprehensive income
Other Comprehensive	Fair value	Cash flow	Net investment	Risk management	Trading
Income/(loss)	hedges	hedges	hedges	activities	activities	Total

Three months ended September 30, 2009	$ NA	$351	$(223)	$ NA	$ NA	$128
Nine months ended September 30, 2009	NA	519	(250)	NA	NA	269

(a)	Includes the hedge accounting impact of the hedged item for fair value hedges, and includes cash instruments within trading activities.
The tables that follow reflect more detailed information regarding the derivative-related income statement impact by accounting designation for the three and nine months ended September 30, 2009.
Fair value hedge gains and losses
The following table presents derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2009. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income
Three months ended				Derivatives —
September 30, 2009	Derivatives —		Hedge	excluded	Total income
(in millions)	hedged risk	Hedged items	ineffectiveness(d)	components(e)	statement impact

Contract type
Interest rate(a)	$5,304	$(5,272)	$32	$(3,763)	$(3,731)
Foreign exchange(b)	(37)	37	—	(90)	(90)
Commodity(c)	(61)	61	—	(23)	(23)

Total	$5,206	$(5,174)	$32	$(3,876)	$(3,844)

	Gains/(losses) recorded in income
Nine months ended				Derivatives —
September 30, 2009	Derivatives —		Hedge	excluded	Total income
(in millions)	hedged risk	Hedged items	ineffectiveness(d)	components(e)	statement impact

Contract type
Interest rate(a)	$4,186	$(4,638)	$(452)	$(6,056)	$(6,508)
Foreign exchange(b)	(1,807)	1,807	—	27	27
Commodity(c)	(243)	243	—	(36)	(36)

Total	$2,136	$(2,588)	$(452)	$(6,065)	$(6,517)

(a)	Primarily consists of hedges of the benchmark (e.g., LIBOR) interest rate risk of fixed-rate long-term debt. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items, due to changes in spot foreign currency rates, were recorded in principal transactions revenue. The excluded components were recorded in current-period income.

(c)	Consists of overall fair value hedges of physical gold inventory. Gains and losses were recorded in principal transactions revenue.

(d)	Hedge ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

(e)	Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income.

Cash flow hedge gains and losses
The following table presents derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2009. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	Derivatives —	Hedge
	effective portion	ineffectiveness	Total income	Derivatives —	Total change
Three months ended	reclassified from	recorded directly	statement	effective portion	in OCI
September 30, 2009 (in millions)	AOCI to income	in income(c)	impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(5)	$(13)	$(18)	$382	$387
Foreign exchange(b)	60	—	60	24	(36)

Total	$55	$(13)	$42	$406	$351

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	Derivatives —	Hedge
	effective portion	ineffectiveness	Total income	Derivatives —	Total change
Nine months ended	reclassified from	recorded directly	statement	effective portion	in OCI
September 30, 2009 (in millions)	AOCI to income	in income(c)	impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(74)	$(11)	$(85)	$83	$157
Foreign exchange(b)	269	—	269	631	362

Total	$195	$(11)	$184	$714	$519

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of non—U.S. dollar—denominated revenue and expense. The income statement classification of gains and losses follows the hedged item — primarily net interest income, compensation expense and other expense.

(c)	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
Over the next 12 months, the Firm expects that $119 million (after-tax) of net losses recorded in AOCI at September 30, 2009, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives for the three and nine months ended September 30, 2009.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended	Derivatives — excluded components	Derivatives — effective portion
September 30, 2009 (in millions)	recorded directly in income(a)	recorded in OCI

Contract type
Foreign exchange	$(40)	$(223)

Total	$(40)	$(223)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended	Derivatives — excluded components	Derivatives — effective portion
September 30, 2009 (in millions)	recorded directly in income(a)	recorded in OCI

Contract type
Foreign exchange	$(70)	$(250)

Total	$(70)	$(250)

(a)	Certain components of derivatives used as hedging instruments are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income. There was no ineffectiveness for net investment hedge accounting relationships during the three and nine months ended September 30, 2009.

Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge relationships, and the pretax gains/(losses) recorded on such derivatives for the three and nine months ended September 30, 2009. These derivatives are risk management instruments used to mitigate or transform the risk of market exposures arising from banking activities other than trading activities, which are discussed separately below.

	Derivatives gains/(losses) recorded in income
	Three months ended	Nine months ended
(in millions)	September 30, 2009	September 30, 2009

Contract type
Interest rate(a)	$1,422	$(1,778)
Credit(b)	(886)	(2,914)
Foreign exchange(c)	(8)	(159)
Equity(b)	(7)	(7)
Commodity(b)	(42)	(52)

Total	$479	$(4,910)

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.
Trading derivative gains and losses
The Firm has elected to present derivative gains and losses related to its trading activities together with the cash instruments with which they are risk managed. All amounts are recorded in principal transactions revenue in the Consolidated Statements of Income for the three and nine months ended September 30, 2009.

	Gains/(losses) recorded in principal transactions revenue
	Three months ended	Nine months ended
(in millions)	September 30, 2009	September 30, 2009

Type of instrument
Interest rate	$1,320	$5,078
Credit	2,321	4,004
Foreign exchange	1,734	4,860
Equity	264	1,062
Commodity	326	1,086

Total	$5,965	$16,090

Credit risk, liquidity risk and credit-related contingent features
In addition to the specific market risks introduced by each derivative contract type, derivatives expose JPMorgan Chase to credit risk — the risk that derivative counterparties may fail to meet their payment obligations under the derivative contracts and the collateral, if any, held by the Firm proves to be of insufficient value to cover the payment obligation. The amount of derivative receivables reported on the Consolidated Balance Sheets is the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. These amounts represent the cost to the Firm to replace the contracts at then-current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should take into consideration other, additional liquid securities held as collateral by the Firm, which is disclosed in the table below.
While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the mark-to-market (“MTM”) moves in the counterparties’ favor, or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. At September 30, 2009, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.5 billion and $4.4 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. At September 30, 2009, the impact of single-notch and six-notch ratings downgrades to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., related to contracts with termination triggers would have required the Firm to settle trades with a fair value of $0.3 million and $5.2 billion, respectively. The aggregate fair value of net derivative payables that contain contingent collateral or termination features triggered upon a downgrade was $25.9 billion at September 30, 2009, for which the Firm has posted collateral of $24.2 billion in the normal course of business.

The following table shows the current credit risk of derivative receivables after netting adjustments and collateral received, and the current liquidity risk of derivative payables after netting adjustments and collateral posted, as of September 30, 2009.

September 30, 2009 (in millions)	Derivative receivables	Derivative payables

Gross derivative fair value	$1,815,141	$1,769,138
Netting adjustment — offsetting receivables/payables	(1,650,371)	(1,650,371)
Netting adjustment — cash collateral received/paid	(70,705)	(49,553)

Carrying value on Consolidated Balance Sheets	94,065	69,214
Securities collateral received/paid	(14,334)	(10,465)

Derivative fair value, net of all collateral	$79,731	$58,749

In addition to the collateral amounts reflected in the table above, the Firm receives and delivers collateral at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move in the Firm’s or client’s favor, respectively. The Firm and its counterparties also hold collateral related to contracts that have a non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. At September 30, 2009, the Firm received $18.3 billion and delivered $6.0 billion of such additional collateral. These amounts were not netted against the derivative receivables and payables in the table above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at September 30, 2009.
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
The Firm is both a purchaser and seller of protection in the credit derivatives market and uses these derivatives for two primary purposes. First, in its capacity as a market-maker in the dealer/client business, the Firm actively risk manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of customers. As a seller of protection, the Firm’s exposure to a given reference entity may be offset partially, or entirely, with a contract to purchase protection from another counterparty on the same or similar reference entity. Second, the Firm uses credit derivatives to mitigate credit risk associated with its overall derivative receivables and traditional commercial credit lending exposures (loans and unfunded commitments) as well as to manage its exposure to residential and commercial mortgages.
For a further discussion of credit derivatives, including a description of the different types used by the Firm, see Note 32 on pages 202–205 of JPMorgan Chase’s 2008 Annual Report.
The following table presents a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2009, and December 31, 2008. Upon a credit event, the Firm as seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. As such, other purchased protection referenced in the following table includes credit derivatives bought on related, but not identical, reference positions; these include indices, portfolio coverage and other reference points. The Firm does not use notional amounts as the primary measure of risk management for credit derivatives, because notional does not take into account the probability of occurrence of a credit event, recovery value of the reference obligation, or related cash instruments and economic hedges.

Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2009		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(c)	(sold)/purchased(d)	purchased(e)

Credit derivatives
Credit default swaps	$(3,117,964)	$3,161,190	$43,226	$39,652
Other credit derivatives(a)	(13,031)	15,943	2,912	27,889

Total credit derivatives	(3,130,995)	3,177,133	46,138	67,541
Credit-related notes	(4,369)	—	(4,369)	1,613

Total	$(3,135,364)	$3,177,133	$41,769	$69,154

	Maximum payout/Notional amount
December 31, 2008		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(c)	(sold)/purchased(d)	purchased(e)

Credit derivatives
Credit default swaps(b)	$(4,099,141)	$3,973,616	$(125,525)	$288,751
Other credit derivatives(a)	(4,026)	—	(4,026)	22,344 (b)

Total credit derivatives	(4,103,167)	3,973,616	(129,551)	311,095
Credit-related notes(b)	(4,080)	—	(4,080)	2,373

Total	$(4,107,247)	$3,973,616	$(133,631)	$313,468

(a)	Primarily consists of total return swaps and credit default swap options.

(b)	The amounts of protection sold for total credit derivatives and credit-related notes have been revised for the prior period.

(c)	Represents the notional amount of purchased credit derivatives where the underlying reference instrument is identical to the reference instrument on which the Firm has sold credit protection.

(d)	Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.

(e)	Represents single-name and index CDS protection the Firm purchased.
The following table summarizes the notional and fair value amounts of credit derivatives and credit-related notes as of September 30, 2009, and December 31, 2008, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of protection purchased are comparable to the profile reflected below.
Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile

				Total
September 30, 2009 (in millions)	<1 year	1–5 years	>5 years	notional amount	Fair value(c)

Risk rating of reference entity
Investment-grade (AAA to BBB-)	$(194,943)	$(1,223,609)	$(477,036)	$(1,895,588)	$(47,234)
Noninvestment-grade (BB+ and below)	(139,434)	(834,699)	(265,643)	(1,239,776)	(95,236)

Total	$(334,377)	$(2,058,308)	$(742,679)	$(3,135,364)	$(142,470)

				Total
December 31, 2008 (in millions)	<1 year	1–5 years	>5 years	notional amount	Fair value(c)

Risk rating of reference entity
Investment-grade (AAA to BBB-)(b)	$(179,379)	$(1,743,283)	$(701,775)	$(2,624,437)	$(222,318)
Noninvestment-grade (BB+ and below)(b)	(118,734)	(950,619)	(413,457)	(1,482,810)	(253,326)

Total	$(298,113)	$(2,693,902)	$(1,115,232)	$(4,107,247)	$(475,644)

(a)	Ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings defined by S&P and Moody’s.

(b)	The amounts of protection sold for total credit derivatives and credit-related notes have been revised for the prior period.

(c)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral held by the Firm.

NOTE 6 — OTHER NONINTEREST REVENUE
For a discussion of the components of and accounting policies for the Firm’s other noninterest revenue, see Note 6 and Note 7 on pages 146–149 of JPMorgan Chase’s 2008 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Underwriting:
Equity	$681	$245	$1,938	$1,146
Debt	616	515	1,985	1,602

Total underwriting	1,297	760	3,923	2,748
Advisory	382	556	1,248	1,396

Total investment banking fees	$1,679	$1,316	$5,171	$4,144

The following table presents principal transactions revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Trading revenue	$3,700	$(2,587)	$9,344	$(3,052)
Private equity gains/(losses)(a)	160	(176)	(386)	238

Principal transactions	$3,860	$(2,763)	$8,958	$(2,814)

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, and those held in other business segments.
The following table presents components of asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Asset management:
Investment management fees	$1,283	$1,458	$3,538	$4,332
All other asset management fees	93	61	252	351

Total asset management fees	1,376	1,519	3,790	4,683
Total administration fees(a)	477	527	1,430	1,887
Commission and other fees:
Brokerage commissions	726	892	2,175	2,400
All other commissions and fees	579	547	1,784	1,739

Total commissions and fees	1,305	1,439	3,959	4,139

Total asset management, administration and commissions	$3,158	$3,485	$9,179	$10,709

(a)	Includes fees for custody, securities lending, funds services and securities clearance.

NOTE 7 — INTEREST INCOME AND INTEREST EXPENSE
Details of interest income and interest expense were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Interest income(a)
Loans	$9,442	$8,450	$29,775	$26,165
Securities	3,242	1,522	9,280	4,099
Trading assets	2,975	4,469	9,143	13,125
Federal funds sold, securities purchased under resale agreements	368	1,558	1,386	4,498
Securities borrowed	(30)	703	(40)	2,013
Deposits with banks	130	316	819	1,025
Other assets(b)	133	308	372	462

Total interest income	16,260	17,326	50,735	51,387

Interest expense(a)
Interest-bearing deposits	1,086	3,351	3,937	11,551
Short-term and other liabilities(c)	941	2,722	2,908	8,632
Long-term debt	1,426	2,176	4,951	5,942
Beneficial interests issued by consolidated VIEs	70	83	165	315

Total interest expense	3,523	8,332	11,961	26,440

Net interest income	12,737	8,994	38,774	24,947
Provision for credit losses	8,104	3,811	24,731	11,690
Provision for credit losses — accounting conformity(d)	—	1,976	—	1,976

Net interest income after provision for credit losses	$4,633	$3,207	$14,043	$11,281

(a)	Interest income and expense include the current-period interest accruals for financial instruments measured at fair value, except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with U.S. GAAP absent the fair value option election; for those instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.

(b)	Predominantly margin loans.

(c)	Includes brokerage customer payables.

(d)	The third quarter of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.
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

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended September 30, (in millions)	2009	2008	2009	2008	2009	2008

Components of net periodic benefit cost
Benefits earned during the period	$81	$64	$7	$11	$1	$1
Interest cost on benefit obligations	128	122	29	33	17	18
Expected return on plan assets	(146)	(179)	(27)	(38)	(25)	(24)
Amortization:
Net loss	76	—	11	6	—	—
Prior service cost (credit)	1	1	—	—	(3)	(4)

Net periodic benefit cost	140	8	20	12	(10)	(9)
Other defined benefit pension plans(a)	3	4	1	3	NA	NA

Total defined benefit plans	143	12	21	15	(10)	(9)
Total defined contribution plans	77	66	47	70	NA	NA

Total pension and OPEB cost included in compensation expense	$220	$78	$68	$85	$(10)	$(9)

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Nine months ended September 30, (in millions)	2009	2008	2009	2008	2009	2008

Components of net periodic benefit cost
Benefits earned during the period	$238	$192	$21	$25	$3	$4
Interest cost on benefit obligations	384	366	85	109	48	55
Expected return on plan assets	(438)	(539)	(79)	(120)	(73)	(73)
Amortization:
Net loss	229	—	32	20	—	—
Prior service cost (credit)	3	3	—	—	(10)	(12)

Net periodic benefit cost	416	22	59	34	(32)	(26)
Other defined benefit pension plans(a)	10	10	9	12	NA	NA

Total defined benefit plans	426	32	68	46	(32)	(26)
Total defined contribution plans	231	202	169	232	NA	NA

Total pension and OPEB cost included in compensation expense	$657	$234	$237	$278	$(32)	$(26)

(a)	Includes various defined benefit pension plans, which are individually immaterial.
The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and the material non-U.S. defined benefit pension plans were $11.3 billion and $2.3 billion, respectively, as of September 30, 2009, and $8.1 billion and $2.0 billion, respectively, as of December 31, 2008. See Note 22 on pages 167–168 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the nine months ended September 30, 2009 and 2008.
On January 15, 2009 and on August 28, 2009, the Firm made discretionary cash contributions to its U.S. defined benefit pension plan of $1.3 billion and $1.5 billion, respectively, funding the plan to the maximum allowable amount under applicable tax law. The 2009 potential contributions for the Firm’s U.S. non-qualified defined benefit pension plans, non-U.S. defined benefit pension plans and OPEB plans are $39 million, $124 million and $2 million, respectively.
On May 1, 2009, the Firm amended the employer matching contribution feature of its 401(k) Savings Plan (the “Plan”) to provide that: (i) for employees earning less than $50,000, matching contributions will be based on their contributions to the Plan, but not to exceed 5% of their eligible compensation (e.g., base pay); and (ii) for employees earning $50,000 or more per year, matching contributions will be made at the discretion of the Firm’s management, depending on the Firm’s earnings for the year. Any such matching contributions will be made on an annual basis, following the end of the calendar year, to employees who are employed by the Firm at the end of such year.
Pursuant to a compromise and settlement agreement between JPMorgan Chase Bank, N.A. and Washington Mutual Inc., JPMorgan Chase Bank, N.A. became a contributing employer under the WaMu Savings Plan effective as of September 25, 2008, and the sponsor of the WaMu Savings Plan as of August 10, 2009. As of July 28, 2009, the United States Bankruptcy Court for the District of Delaware entered an order approving the compromise and settlement agreement, which became final and nonappealable on August 10, 2009.
NOTE 9 — EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based compensation, see Note 10 on pages 155—157 of JPMorgan Chase’s 2008 Annual Report.
The Firm recognized noncash compensation expense related to its various employee stock-based incentive plans of $763 million and $697 million for the quarters ended September 30, 2009 and 2008, respectively, and $2.4 billion and $2.1 billion in the first nine months of 2009 and 2008, respectively, in its Consolidated Statements of Income. These amounts included accruals for the estimated cost of stock awards to be granted to full-career eligible employees of $192 million and $159 million for the quarters ended September 30, 2009 and 2008, respectively, and $524 million and $433 million for the first nine months ended September 30, 2009 and 2008, respectively.
In the first quarter of 2009, the Firm granted 130 million restricted stock units (“RSUs”), with a grant date fair value of $19.52 per RSU, in connection with its annual incentive grant.

NOTE 10 — NONINTEREST EXPENSE
Merger costs
Costs associated with the Bear Stearns merger and the Washington Mutual transaction are reflected in the merger costs caption of the Consolidated Statements of Income. For a further discussion of the Bear Stearns merger and the Washington Mutual transaction, see Note 2 on pages 102–106 of this Form 10-Q. A summary of merger-related costs is shown in the following table.

	2009
Three months ended September 30,		Washington
(in millions)	Bear Stearns	Mutual	Total	2008(c)

Expense category
Compensation	$2	$26	$28	$24
Occupancy(a)	—	(6)	(6)	42
Technology and communications and other	8	73	81	30

Total(b)	$10	$93	$103	$96

	2009
Nine months ended September 30,		Washington
(in millions)	Bear Stearns	Mutual	Total	2008(c)

Expense category
Compensation(a)	$(8)	$239	$231	$150
Occupancy(a)	(3)	17	14	42
Technology and communications and other	25	181	206	59

Total(b)	$14	$437	$451	$251

(a)	Represents partial reversals of merger costs accrued in prior periods.

(b)	With the exception of occupancy- and technology-related write-offs, all of the costs in the table required the expenditure of cash.

(c)	The 2008 activity reflects the Bear Stearns merger. Costs related to the Washington Mutual transaction for the three and nine months ended September 30, 2008, were not material.
The table below shows changes in the merger reserve balance related to costs associated with the Bear Stearns merger and the Washington Mutual transaction.

	2009			2008
Three months ended September 30,		Washington			Washington
(in millions)	Bear Stearns	Mutual	Total	Bear Stearns	Mutual	Total

Merger reserve balance, beginning of period	$69	$202	$271	$1,093	$—	$1,093
Recorded as merger costs	10	93	103	96	—	96
Recorded as goodwill	—	—	—	—	363	363
Utilization of merger reserve	(38)	(165)	(203)	(592)	—	(592)

Merger reserve balance, end of period	$41	$130	$171	$597	$363	$960

	2009			2008
Nine months ended September 30,		Washington			Washington
(in millions)	Bear Stearns	Mutual	Total	Bear Stearns	Mutual	Total

Merger reserve balance, beginning of period	$327	$441	$768	$—	$—	$—
Recorded as merger costs	14	437	451	251	—	251
Recorded as goodwill	(5)	—	(5)	1,112	363	1,475
Utilization of merger reserve	(295)	(748)	(1,043)	(766)	—	(766)

Merger reserve balance, end of period	$41	$130	$171	$597	$363	$960

NOTE 11 — SECURITIES
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. For additional information regarding AFS and HTM securities, see Note 12 on pages 158–162 of JPMorgan Chase’s 2008 Annual Report. Trading securities are discussed in Note 3 on pages 106–121 of this
Form 10-Q.
Securities gains and losses
The following table presents realized gains and losses and credit losses that were recognized in income from AFS securities.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2009		2008	2009		2008

Realized gains	$283		$459	$1,436		$1,271
Realized losses	(81)		(35)	(505)		(167)

Net realized gains(a)	202		424	931		1,104
Credit losses included in securities gains	(18	)(b)	—	(202	)(b)	—

Net securities gains	$184		$424	$729		$1,104

(a)	Proceeds from securities sold were within approximately 1% of amortized cost.

(b)	Includes other-than-temporary impairment losses recognized in income for the three and nine months ended September 30, 2009, on certain prime mortgage-backed securities and obligations of U.S. states and municipalities.
The amortized costs and estimated fair values of AFS and HTM securities were as follows for the dates indicated.

	September 30, 2009					December 31, 2008
		Gross	Gross				Gross	Gross
	Amortized	unrealized	unrealized			Amortized	unrealized	unrealized	Fair
(in millions)	cost	gains	losses		Fair value	cost	gains	losses	value

Available-for-sale debt securities
Mortgage-backed securities(a):
U.S. government agencies(b)	$181,110	$3,942	$144		$184,908	$115,198	$2,414	$227	$117,385
Residential:
Prime and Alt-A	5,903	65	1,166	(d)	4,802	8,826	4	1,935	6,895
Subprime	35	—	—		35	213	—	19	194
Non-U.S.	6,744	294	112		6,926	2,233	24	182	2,075
Commercial	4,516	89	77		4,528	4,623	—	684	3,939

Total mortgage-backed securities	$198,308	$4,390	$1,499		$201,199	$131,093	$2,442	$3,047	$130,488

U.S. Treasury and government agencies(b)	40,015	221	192		40,044	10,402	52	97	10,357
Obligations of U.S. states and municipalities	5,887	439	130	(d)	6,196	3,479	94	238	3,335
Certificates of deposit	6,227	9	1		6,235	17,226	64	8	17,282
Non-U.S. government debt securities	23,210	264	52		23,422	8,173	173	2	8,344
Corporate debt securities	48,780	794	73		49,501	9,358	257	61	9,554
Asset-backed securities(a):
Credit card receivables	25,082	518	77		25,523	13,651	8	2,268	11,391
Collateralized debt and loan obligations	12,282	400	529		12,153	11,847	168	820	11,195
Other	5,719	113	44		5,788	1,026	4	135	895

Total available-for-sale debt securities	$365,510	$7,148	$2,597	(d)	$370,061	$206,255	$3,262	$6,676	$202,841
Available-for-sale equity securities	2,646	137	4		2,779	3,073	2	7	3,068

Total available-for-sale securities	$368,156	$7,285	$2,601	(d)	$372,840	$209,328	$3,264	$6,683	$205,909

Total held-to-maturity securities(c)	$27	$2	$—		$29	$34	$1	$—	$35

(a)	Prior periods have been revised to conform to the current presentation.

(b)	Includes total U.S. government-sponsored enterprise obligations with fair values of $175.4 billion and $120.1 billion at September 30, 2009, and December 31, 2008, respectively, which were predominantly mortgage-related.

(c)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.

(d)	Includes a total of $678 million (before tax) of unrealized losses reported in accumulated comprehensive income not related to credit on debt securities for which credit losses have been recognized in income. Of this amount, $592 million and $86 million relate to prime mortgage-backed securities and obligations of U.S. states and municipalities, respectively.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at September 30, 2009, and December 31, 2008.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
September 30, 2009 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$21,705	$127	$1,081	$17	$22,786	$144
Residential:
Prime and Alt-A	701	47	3,076	1,119	3,777	1,166
Subprime	—	—	—	—	—	—
Non-U.S.	804	112	—	—	804	112
Commercial	58	4	1,305	73	1,363	77

Total mortgage-backed securities	23,268	290	5,462	1,209	28,730	1,499
U.S. Treasury and government agencies	7,420	192	—	—	7,420	192
Obligations of U.S. states and municipalities	531	129	26	1	557	130
Certificates of deposit	1,349	1	—	—	1,349	1
Non-U.S. government debt securities	1,362	52	—	—	1,362	52
Corporate debt securities	6,515	62	1,162	11	7,677	73
Asset-backed securities:
Credit card receivables	63	1	4,574	76	4,637	77
Collateralized debt and loan obligations	582	15	7,572	514	8,154	529
Other	1,540	44	—	—	1,540	44

Total available-for-sale debt securities	42,630	786	18,796	1,811	61,426	2,597
Available-for-sale equity securities	1	1	3	3	4	4

Total securities with gross unrealized losses	$42,631	$787	$18,799	$1,814	$61,430	$2,601

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
December 31, 2008 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities(a):
U.S. government agencies	$6,016	$224	$469	$3	$6,485	$227
Residential:
Prime and Alt-A	6,254	1,838	333	97	6,587	1,935
Subprime	—	—	151	19	151	19
Non-U.S.	1,908	182	—	—	1,908	182
Commercial	3,939	684	—	—	3,939	684

Total mortgage-backed securities	18,117	2,928	953	119	19,070	3,047
U.S. Treasury and government agencies(a)	7,659	97	—	—	7,659	97
Obligations of U.S. states and municipalities	1,129	232	16	6	1,145	238
Certificates of deposit	382	8	—	—	382	8
Non-U.S. government debt securities	308	1	74	1	382	2
Corporate debt securities	558	54	30	7	588	61
Asset-backed securities(a):
Credit card receivables	10,267	1,964	472	304	10,739	2,268
Collateralized debt and loan obligations	9,059	820	—	—	9,059	820
Other	813	134	17	1	830	135

Total available-for-sale debt securities	48,292	6,238	1,562	438	49,854	6,676
Available-for-sale equity securities	19	7	—	—	19	7

Total securities with gross unrealized losses	$48,311	$6,245	$1,562	$438	$49,873	$6,683

(a)	Prior periods have been revised to conform to the current presentation.

Other-than-temporary impairment
In April 2009, the FASB amended the other-than-temporary impairment (“OTTI”) model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, OTTI loss must be recognized in earnings if an investor has the intent to sell the debt security, or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. Amounts relating to factors other than credit losses are recorded in OCI. The guidance also requires additional disclosures regarding the calculation of credit losses, as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. JPMorgan Chase early adopted the new guidance effective for the period ending March 31, 2009. The Firm did not record a transition adjustment for securities held at March 31, 2009, which were previously considered other-than-temporarily impaired, as the Firm intended to sell the securities for which it had previously recognized other-than-temporary impairments.
AFS securities in unrealized loss positions are analyzed as part of the Firm’s ongoing assessment of OTTI. When the Firm intends to sell AFS securities, it recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities.
When the Firm does not intend to sell AFS equity or debt securities in an unrealized loss position, potential OTTI is considered using a variety of factors, including the length of time and extent to which the market value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Firm estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and, where applicable for purchased or retained beneficial interests in securitized assets, to determine if any adverse changes in cash flows have occurred. The Firm’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period — including, for example, for securities issued in a securitization, underlying loan-level data, and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement. The Firm compares the losses projected for the underlying collateral (“pool losses”) against the level of credit enhancement in the securitization structure to determine whether these features are sufficient to absorb the pool losses, or whether a credit loss on the AFS debt security exists. The Firm also performs other analyses to support its cash flow projections, such as first-loss analyses or stress scenarios. For debt securities, the Firm considers a decline in fair value to be other-than-temporary when the Firm does not expect to recover the entire amortized cost basis of the security. The Firm also considers an OTTI to have occurred when there is an adverse change in cash flows to beneficial interests in securitizations that are rated below “AA” at acquisition, or that can be contractually prepaid or otherwise settled in such a way that the Firm would not recover substantially all of its recorded investment. For equity securities, the Firm considers the above factors, as well as the Firm’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the carrying value. The Firm considers a decline in fair value of AFS equity securities to be other-than-temporary if it is probable that the Firm will not recover its amortized cost basis.
The following table presents credit losses that are included in the securities gains and losses table above.

September 30, 2009 (in millions)	Three months ended	Nine months ended

Debt securities the Firm does not intend to sell that have credit losses
Total losses(a)	$—	$(880)
Losses recorded in/(reclassified from) other comprehensive income	(18)	678

Credit losses recognized in income(b)(c)	(18)	(202)

(a)	For initial other-than-temporary impairments, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to the previously recorded other-than-temporary impairment(s), if applicable.

(b)	Represents the credit loss component of certain prime mortgage-backed securities and obligations of U.S. states and municipalities that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.

(c)	Excluded from this table are OTTI losses of $7 million that were recognized in income during the six months ended June 30, 2009, related to subprime mortgage-backed debt securities the Firm intended to sell. These securities were sold during the third quarter of 2009, resulting in the recognition of a recovery of $1 million.

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward of the credit loss component of OTTI losses that were recognized in income during the three and nine months ended September 30, 2009, related to debt securities that the Firm does not intend to sell.

September 30, 2009 (in millions)	Three months ended	Nine months ended

Balance, beginning of period	$184	$—
Additions:
Newly credit-impaired securities	—	202
Increase in losses on previously credit-impaired securities reclassified from other comprehensive income	18	—

Balance, end of period	$202	$202

During 2009, the Firm continued to increase the size of its AFS securities portfolio. Overall, unrealized losses have decreased since December 31, 2008, due primarily to overall market spread and market liquidity, which resulted in increased pricing across asset classes. As of September 30, 2009, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of September 30, 2009.
Following is a description of the Firm’s main security investments and the key assumptions used in its estimate of the present value of the cash flows most likely to be collected from these investments.
Mortgage-backed securities — U.S. government agencies
As of September 30, 2009, gross unrealized losses on mortgage-backed securities related to U.S. agencies were $144 million, of which $17 million related to securities that have been in an unrealized loss position for longer than 12 months. These mortgage-backed securities do not have any credit losses, given the explicit and implicit guarantees provided by the U.S. federal government.
Mortgage-backed securities — Prime and Alt-A non-agency
As of September 30, 2009, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $1.2 billion, of which $1.1 billion related to securities that have been in an unrealized loss position for longer than 12 months. Overall losses have decreased since December 31, 2008, due to increased market stabilization, resulting from increased demand for higher-yielding asset classes and new U.S. government programs. Approximately one-third of these positions are currently rated “AAA.” Approximately half of the amortized cost of the investments in prime and Alt-A mortgage-backed securities have experienced downgrades, and approximately one-third of the amortized cost of investments in prime and Alt-A mortgage-backed securities are currently rated below investment-grade. Despite the downgrades experienced, the portfolio generally continues to possess credit enhancement levels sufficient to support the Firm’s investment. However, the Firm has recognized $84 million of OTTI losses in earnings for securities that have experienced increased delinquency rates associated with specific collateral types and origination dates. In analyzing prime and Alt-A residential mortgage-backed securities for potential credit losses, the key inputs to the Firm’s cash flow projections were estimated peak-to-trough home price declines of up to 40% and an unemployment rate of 10%. The Firm’s cash flow projections assumed liquidation rates of 75% to 100% and loss severities of 45% to 55%, depending on the underlying collateral type and seasoning.
Mortgage-backed securities — Subprime
As of September 30, 2009, there were no gross unrealized losses related to subprime residential mortgage-backed securities (“RMBS”) in an unrealized loss position. During the three and nine months ended September 30, 2009, the Firm recorded losses of zero and $7 million, respectively, on subprime RMBS based on the Firm’s intent to sell such securities. In addition, the Firm realized a gain of $1 million and a loss of $27 million, respectively, on sales of subprime RMBS during the three and nine months ended September 30, 2009.

Mortgage-backed securities — Commercial
As of September 30, 2009, gross unrealized losses related to commercial mortgage-backed securities were $77 million, of which $73 million related to securities that have been in an unrealized loss position for longer than 12 months. The Firm’s commercial mortgage-backed securities are rated “AAA,” “AA,” “A” and “BBB” and possess, on average, 28% subordination (a form of credit enhancement for the benefit of senior securities, expressed here as the percentage of pool losses that can occur before a senior asset-backed security will incur its first dollar of principal loss). In considering whether potential credit-related losses exist, the Firm conducted a scenario analysis, using high levels of delinquencies and losses over the near term, followed by lower levels over the long term. Specific assumptions included: (i) default of all loans more than 60 days delinquent; (ii) additional default rates for the remaining portfolio forecasted to be up to 8% in the near term and 2% in the long term; and (iii) loss severity assumptions ranging from 45% in the near term to 40% in later years.
Asset-backed securities — Credit card receivables
As of September 30, 2009, gross unrealized losses related to credit card receivables asset-backed securities were $77 million, of which $76 million of the losses related to securities that were in an unrealized loss position for longer than 12 months. Of the $77 million of unrealized losses related to credit card—related asset-backed securities, $68 million relates to purchased credit card—related asset-backed securities, and $9 million related to retained interests in the Firm’s own credit card receivable securitizations. The credit card—related asset-backed securities include “AAA,” “AA,” “A” and “BBB” ratings. One of the key metrics the Firm reviews for credit card—related asset-backed securities is each trust’s excess spread — which is the credit enhancement resulting from cash that remains each month after payments are made to investors for principal and interest and to servicers for servicing fees, and after credit losses are allocated. The average excess spread for the issuing trusts in which the Firm holds interests ranges from 3% to 9%. The Firm uses internal models to project the cash flows that affect excess spread. For retained interests, the Firm uses its own underlying loan data as well as available market benchmarks. For purchased investments, the Firm uses available market benchmarks and trends to support the assumptions used in the projections. In analyzing potential credit losses, the primary assumptions are underlying charge-off rates, ranging from 8% to 16% (charge-off rates consider underlying assumptions such as unemployment rates and roll rates), payment rates of 11% to 23%, and portfolio yields of 16% to 26%.
Asset-backed securities — Collateralized debt and loan obligations
As of September 30, 2009, gross unrealized losses related to collateralized debt and loan obligations were $529 million, of which $514 million related to securities that were in an unrealized loss position for longer than 12 months. Overall losses have decreased since December 31, 2008, mainly as a result of an increase in high-yield markets, lower default forecasts and spread tightening across various asset classes. Substantially all of these securities are rated “AAA” and “AA” and have an average of 28% credit enhancement. Credit enhancement in collateralized loan obligations (“CLOs”) is mainly composed of overcollateralization — the excess of the par amount of collateral over the par amount of securities. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends, the Firm assumed collateral default rates of 12% for three months, 6% for the next 24 months and 4% thereafter. Further, loss severities were assumed to be 50% for loans and 80% for debt securities. Losses on collateral were estimated to occur approximately 24 months after default.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2009, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

	September 30, 2009
		Due after one	Due after five
By remaining maturity	Due in one	year through	years through	Due after
(in millions)	year or less	five years	10 years	10 years(c)	Total

Available-for-sale debt securities
Mortgage-backed securities(b)
Amortized cost	$15	$234	$7,205	$190,854	$198,308
Fair value	15	238	7,251	193,695	201,199
Average yield(a)	1.14%	4.31%	4.79%	4.70%	4.70%
U.S. Treasury and government agencies(b)
Amortized cost	$11,040	$28,719	$148	$108	$40,015
Fair value	11,070	28,710	163	101	40,044
Average yield(a)	2.77%	2.29%	5.85%	5.01%	2.44%
Obligations of U.S. states and municipalities
Amortized cost	$—	$141	$429	$5,317	$5,887
Fair value	—	148	454	5,594	6,196
Average yield(a)	—%	4.32%	5.10%	4.39%	4.44%
Certificates of deposit
Amortized cost	$6,227	$—	$—	$—	$6,227
Fair value	6,235	—	—	—	6,235
Average yield(a)	2.83%	—%	—%	—%	2.83%
Non-U.S. government debt securities
Amortized cost	$8,328	$14,216	$507	$159	$23,210
Fair value	8,346	14,434	480	162	23,422
Average yield(a)	1.02%	2.01%	1.85%	1.70%	1.65%
Corporate debt securities
Amortized cost	$4,103	$43,725	$753	$199	$48,780
Fair value	4,179	44,302	801	219	49,501
Average yield(a)	1.55%	2.13%	5.25%	6.12%	2.15%
Asset-backed securities
Amortized cost	$13,752	$8,683	$9,502	$11,146	$43,083
Fair value	13,889	8,881	9,571	11,123	43,464
Average yield(a)	1.91%	1.52%	0.69%	0.79%	1.27%

Total available-for-sale debt securities
Amortized cost	$43,465	$95,718	$18,544	$207,783	$365,510
Fair value	43,734	96,713	18,720	210,894	370,061
Average yield(a)	2.06%	2.11%	2.64%	4.48%	3.48%

Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,646	$2,646
Fair value	—	—	—	2,779	2,779
Average yield(a)	—%	—%	—%	0.21%	0.21%

Total available-for-sale securities
Amortized cost	$43,465	$95,718	$18,544	$210,429	$368,156
Fair value	43,734	96,713	18,720	213,673	372,840
Average yield(a)	2.06%	2.11%	2.64%	4.42%	3.45%

Total held-to-maturity securities
Amortized cost	$—	$1	$24	$2	$27
Fair value	—	1	26	2	29
Average yield(a)	—%	7.00%	6.89%	6.48%	6.86%

(a)	Average yield was based on amortized cost balances at the end of the period and did not give effect to changes in fair value reflected in accumulated other comprehensive income/(loss). Yields are derived by dividing interest/dividend income (including the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.

(b)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at September 30, 2009.

(c)	Includes securities with no stated maturity. Substantially all of the Firm’s mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately five years for nonagency mortgage-backed securities and three years for collateralized mortgage obligations.

NOTE 12 — SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 13 on pages 162–163 of JPMorgan Chase’s 2008 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 121–123 of this Form 10-Q.
The following table details the components of collateralized financings.

(in millions)	September 30, 2009	December 31, 2008

Securities purchased under resale agreements(a)	$170,660	$200,265
Securities borrowed(b)	128,059	124,000

Securities sold under repurchase agreements(c)	$294,308	$174,456
Securities loaned	7,992	6,077

(a)	Includes resale agreements of $18.9 billion and $20.8 billion accounted for at fair value at September 30, 2009, and December 31, 2008, respectively.

(b)	Includes securities borrowed of $5.5 billion and $3.4 billion accounted for at fair value at September 30, 2009, and December 31, 2008, respectively.

(c)	Includes repurchase agreements of $2.7 billion and $3.0 billion accounted for at fair value at September 30, 2009, and December 31, 2008, respectively.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets.
At September 30, 2009, the Firm received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $631.1 billion. This collateral was generally obtained under resale or securities-borrowing agreements. Of these securities, approximately $496.1 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
NOTE 13 — LOANS
The accounting for a loan is based on whether it is originated or purchased, and whether the loan is used in an investing or trading strategy. The measurement framework for loans in the Consolidated Financial Statements is one of the following:
•	At the principal amount outstanding, net of the allowance for loan losses, unearned income, unamortized discounts and premiums, and any net deferred loan fees or costs, for loans held-for-investment (other than purchased credit-impaired loans);
•	At the lower of cost or fair value, with valuation changes recorded in noninterest revenue, for loans that are classified as held-for-sale;
•	At fair value, with changes in fair value recorded in noninterest revenue, for loans classified as trading assets or risk managed on a fair value basis; or
•	Purchased credit-impaired loans held-for-investment are initially measured at fair value, which includes estimated future credit losses. Accordingly, an allowance for loan losses related to these loans is not recorded at the acquisition date.
For a detailed discussion of accounting policies relating to loans, see Note 14 on pages 163–166 of JPMorgan Chase’s 2008 Annual Report. See Note 4 on pages 121–123 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 106–121 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

The composition of the Firm’s aggregate loan portfolio at each of the dates indicated was as follows.

(in millions)	September 30, 2009	December 31, 2008

U.S. wholesale loans:
Commercial and industrial	$52,966	$68,709
Real estate	60,344	64,214
Financial institutions	17,125	20,615
Government agencies	5,765	5,918
Other	22,975	22,330
Loans held-for-sale and at fair value	2,516	4,990

Total U.S. wholesale loans	161,691	186,776

Non-U.S. wholesale loans:
Commercial and industrial	21,829	27,941
Real estate	2,601	2,667
Financial institutions	11,694	16,381
Government agencies	1,047	603
Other	17,372	18,711
Loans held-for-sale and at fair value	2,719	8,965

Total non-U.S. wholesale loans	57,262	75,268

Total wholesale loans:(a)
Commercial and industrial	74,795	96,650
Real estate(b)	62,945	66,881
Financial institutions	28,819	36,996
Government agencies	6,812	6,521
Other	40,347	41,041
Loans held-for-sale and at fair value(c)	5,235	13,955

Total wholesale loans	218,953	262,044

Total consumer loans:(d)
Home equity — senior lien(e)	27,726	29,793
Home equity — junior lien(f)	77,069	84,542
Prime mortgage	67,597	72,266
Subprime mortgage	13,270	15,330
Option ARMs	8,852	9,018
Auto loans	44,309	42,603
Credit card(g)(h)	78,215	104,746
Other	32,405	33,715
Loans held-for-sale(i)	1,546	2,028

Total consumer loans — excluding purchased credit-impaired loans	350,989	394,041

Consumer loans — purchased credit-impaired loans	83,202	88,813

Total consumer loans	434,191	482,854

Total loans(j)	$653,144	$744,898

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.

(b)	Represents credits extended for real estate—related purposes to borrowers who are primarily in the real estate development or investment businesses, and in which the repayment is predominantly from the sale, lease, management, operations or refinancing of the property.

(c)	Includes loans for commercial and industrial, real estate, financial institutions and other of $3.9 billion, $279 million, $210 million and $852 million, respectively, at September 30, 2009, and $11.0 billion, $428 million, $1.5 billion and $995 million, respectively, at December 31, 2008.

(d)	Includes Retail Financial Services, Card Services and the Corporate/Private Equity segment.

(e)	Represents loans where JPMorgan Chase holds the first security interest placed upon the property.

(f)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(g)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(h)	Includes $3.0 billion of loans at September 30, 2009, held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009. See Note 15 on pages 147–155 of this Form 10-Q.

(i)	Includes loans for prime mortgages and other (largely student loans) of $187 million and $1.4 billion, respectively, at September 30, 2009, and $206 million and $1.8 billion, respectively, at December 31, 2008.

(j)	Loans (other than purchased loans and those for which the fair value option has been elected) are presented net of $1.6 billion and $2.0 billion of unearned income, unamortized discounts and premiums, and net deferred loan costs at September 30, 2009, and December 31, 2008, respectively. Prior periods have been revised to conform to the current presentation.

The following table reflects information about the Firm’s loan sales.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$347	$(650)	$360	$(1,602)

(a)	Excludes sales related to loans accounted for at fair value.
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans that it deemed to be credit-impaired. For a detailed discussion of purchased credit-impaired loans, including accounting policies, see Note 14 on pages 163–166 of JPMorgan Chase’s 2008 Annual Report.
Purchased credit-impaired loans are reported in loans on the Firm’s Consolidated Balance Sheets. During the third quarter of 2009, an allowance for loan losses of $1.1 billion was recorded for non-option ARM prime mortgage pool loans. This allowance for loan losses is reported as a reduction of the carrying amount of the loans in the table below. The outstanding balance and the carrying amount of the purchased credit-impaired consumer loans were as follows.

(in millions)	September 30, 2009	December 31, 2008

Outstanding balance(a)	$106,650	$118,180
Carrying amount	82,112	88,813

(a)	Represents the sum of contractual principal, interest and fees earned at the reporting date.
The accretable yield represents the excess of cash flows expected to be collected over the fair value of the purchased credit-impaired loans. This amount is not reported on the Firm’s Consolidated Balance Sheets but is accreted into interest income at a level rate of return over the expected lives of the underlying loans. For variable rate loans, expected future cash flows were initially based on the rate in effect at acquisition; expected future cash flows are recalculated as rates change over the lives of the loans.
The table below sets forth the accretable yield activity for purchased credit-impaired consumer loans for the three and nine months ended September 30, 2009.
Accretable yield activity

(in millions)	Three months ended September 30, 2009	Nine months ended September 30, 2009(a)

Balance at the beginning of the period	$26,963	$32,619
Accretion into interest income	(1,037)	(3,402)
Changes in interest rates on variable-rate loans	(1,467)	(4,758)

Balance, September 30, 2009	$24,459	$24,459

(a)	During the first quarter of 2009, the Firm continued to refine its model to estimate future cash flows for its purchased credit-impaired consumer loans, which resulted in an adjustment of the initial estimate of cash flows expected to be collected. These refinements, which primarily affected the amount of undiscounted interest cash flows expected to be received over the life of the loans, resulted in a $6.1 billion increase in cash flows expected to be collected. However, on a discounted basis, these refinements did not have a material impact on the fair value of the purchased credit-impaired loans as of the September 25, 2008, acquisition date; nor did they have a material impact on the amount of interest income recognized in the Firm’s Consolidated Statements of Income since that date.
Other impaired loans
Impaired loans predominantly include wholesale nonaccrual loans and all loans, other than purchased credit-impaired loans, restructured in troubled debt restructurings. A loan with an insignificant delay or an insignificant shortfall in the amount of payments expected to be collected is not considered to be impaired, particularly if the Firm expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Troubled debt restructurings may be returned to accrual status if certain criteria are met; however, such loans must continue to be reported as impaired loans, unless the loan was restructured at a then-current market rate of interest. For additional detailed discussion of impaired loans, including types of impaired loans, certain troubled debt restructurings and accounting policies relating to the interest income on these loans, see Note 14 on pages 163–166 of JPMorgan Chase’s 2008 Annual Report.

The tables below set forth information about JPMorgan Chase’s impaired loans, excluding credit card loans, which are discussed below. The Firm primarily uses the discounted cash flow method for valuing impaired loans.

(in millions)	September 30, 2009	December 31, 2008

Impaired loans with an allowance:
Wholesale	$6,761	$2,026
Consumer(a)	3,839	2,252

Total impaired loans with an allowance	10,600	4,278

Impaired loans without an allowance:(b)
Wholesale	487	62
Consumer(a)	—	—

Total impaired loans without an allowance	487	62

Total impaired loans	$11,087	$4,340

Allowance for impaired loans:
Wholesale	$2,410	$712
Consumer(a)	1,009	379

Total allowance for impaired loans(c)	$3,419	$1,091

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Average balance of impaired loans during the period:
Wholesale	$5,771	$864	$4,357	$744
Consumer(a)	3,796	1,298	3,193	959

Total impaired loans	$9,567	$2,162	$7,550	$1,703

Interest income recognized on impaired loans during the period:
Wholesale	$—	$—	$—	$—
Consumer(a)	27	17	94	38

Total interest income recognized on impaired loans during the period	$27	$17	$94	$38

(a)	Excludes credit card loans.

(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance.

(c)	The allowance for impaired loans is included in JPMorgan Chase’s allowance for loan losses. The allowance for certain consumer-impaired loans has been categorized in the allowance for loan losses as formula-based.
Included in the table above are consumer loans, excluding credit card loans, that have been modified in a troubled debt restructuring, with balances of approximately $3.0 billion and $1.8 billion as of September 30, 2009, and December 31, 2008, respectively. Of the consumer loans modified in troubled debt restructurings, $734 million and $853 million were classified as nonperforming at September 30, 2009, and December 31, 2008, respectively. As of September 30, 2009, wholesale loans restructured in troubled debt restructurings were approximately $1.0 billion. For a detailed discussion of the modification of the terms of credit card loan agreements, see Note 14 on pages 163–166 of JPMorgan Chase’s 2008 Annual Report. At September 30, 2009, and December 31, 2008, the Firm modified $4.6 billion and $2.4 billion, respectively, of on–balance sheet credit card loans outstanding.
During 2009, the Firm reviewed its real estate portfolio to identify homeowners most in need of assistance, opened new regional counseling centers, hired additional loan counselors, introduced new financing alternatives, proactively reached out to borrowers to offer prequalified modifications, and commenced a new process to independently review each loan before moving it into the foreclosure process. In addition, during the first quarter of 2009, the U.S. Treasury introduced the Making Home Affordable (“MHA”) programs, which are designed to assist eligible homeowners by modifying the terms of their mortgages. The Firm is participating in the MHA programs while continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the MHA programs. The MHA programs and the Firm’s other loss-mitigation programs for financially troubled borrowers generally represent various concessions such as term extensions, rate reductions and deferral of principal payments that would have been required under the terms of the original agreement. Under these programs, borrowers must make three payments during a 90-day trial modification period and be successfully re-underwritten with income verification before their loan could be contractually modified. Upon contractual modification, retained loans are accounted for as troubled debt restructurings. For purchased credit-impaired loans, the impact of the modification is incorporated into the Firm’s quarterly assessment of whether a probable and/or significant change in estimated future cash flows has occurred, and the loans continue to be accounted for and reported as purchased credit-impaired loans.

NOTE 14 — ALLOWANCE FOR CREDIT LOSSES
The allowance for loan losses includes an asset-specific component and a formula-based component. The asset-specific component relates to risk-rated loans considered to be impaired and all loans restructured in troubled debt restructurings (except for certain purchased credit-impaired loans). An allowance is established when the loan’s discounted cash flows (or collateral value or observable market price) are lower than its carrying value. To compute the asset-specific component of the allowance, larger loans are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective class of assets. Risk-rated loans (primarily wholesale loans) are pooled by risk rating, while scored loans (i.e., consumer loans) are pooled by product type. An allowance for loan losses will also be recorded for purchased credit-impaired loans if there are probable credit-related decreases in expected future cash flows. Any required allowance would be measured based on the present value of expected cash flows discounted at the loan’s (or pool’s) effective interest rate.
The formula-based component is based on a statistical calculation and covers performing wholesale loans and consumer loans, except for loans restructured in troubled debt restructurings and purchased credit-impaired loans. For risk-rated loans, the statistical calculation is the product of an estimated probability of default (“PD”) and an estimated loss given default (“LGD”). These factors are differentiated by risk rating and expected maturity. In assessing the risk rating of a particular loan, among the factors considered are the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned by the Firm to that loan. PD estimates are based on observable external data, primarily credit-rating agency default statistics. LGD estimates are based on a study of actual credit losses over more than one credit cycle.
For scored loans, the statistical calculation is performed on pools of loans with similar risk characteristics (e.g., product type) and generally computed as the product of actual outstandings, an expected-loss factor and an estimated-loss coverage period. Expected-loss factors are statistically derived and consider historical factors such as loss frequency and severity. In developing loss frequency and severity assumptions, the Firm considers known and anticipated changes in the economic environment, including changes in housing prices, unemployment rates and other risk indicators. A nationally recognized home price index measure is used to develop loss severity estimates on defaulted home loans at the MSA level. These loss severity estimates are regularly validated by actual losses recognized on defaulted loans, market-specific real estate appraisals and property sales activity. Real estate appraisals are updated when the loan is charged-off, annually thereafter, and at the time of the final foreclosure sale. Forecasting methods are used to estimate expected-loss factors, including credit loss forecasting models and vintage-based loss forecasting.
Management applies judgment within an established framework to adjust the results of applying the statistical calculation described above. Where adjustments are made to the statistical calculation for the risk-rated portfolios, the determination of the appropriate point within the range is based on management’s quantitative and qualitative assessment of the quality of underwriting standards; relevant internal factors affecting the credit quality of the current portfolio; and external factors, such as current macroeconomic and political conditions that have occurred but are not yet reflected in the loss factors. Factors related to unemployment, housing prices, and both concentrated and deteriorating industries are also incorporated into the calculation, where relevant. Adjustments to the statistical calculation for the scored loan portfolios are accomplished in part by analyzing the historical loss experience for each major product segment. The specific ranges and the determination of the appropriate point within the range are based on management’s view of uncertainties that relate to current macroeconomic and political conditions, the quality of underwriting standards, and other relevant internal and external factors affecting the credit quality of the portfolio.
Management establishes an asset-specific allowance for lending-related commitments that are considered impaired and computes a formula-based allowance for performing wholesale lending-related commitments. These are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown.
For further discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 166—168 of JPMorgan Chase’s 2008 Annual Report.

The table below summarizes the changes in the allowance for loan losses.

	Nine months ended September 30,
(in millions)	2009	2008

Allowance for loan losses at January 1	$23,164	$9,234
Gross charge-offs	17,558	7,215
Gross (recoveries)	(770)	(695)

Net charge-offs	16,788	6,520
Provision for loan losses:
Provision excluding accounting policy conformity	24,569	11,827
Provision for loan losses — accounting conformity(a)	—	1,976

Total provision	24,569	13,803
Addition resulting from the Washington Mutual transaction	—	2,535
Other(b)	(312)	—

Allowance for loan losses at September 30	$30,633	$19,052

Components:
Asset-specific	$2,571	$323
Formula-based	28,062	18,729

Total allowance for loan losses	$30,633	$19,052

(a)	Related to the Washington Mutual transaction in the third quarter of 2008.

(b)	Other predominantly includes a reclassification in 2009 related to the issuance and retention of securities from the Chase Issuance Trust. See Note 15 on pages 147–155 of this Form 10-Q.
The table below summarizes the changes in the allowance for lending-related commitments.

	Nine months ended September 30,
(in millions)	2009	2008

Allowance for lending-related commitments at January 1	$659	$850
Provision for lending-related commitments	162	(137)

Allowance for lending-related commitments at September 30	$821	$713

Components:
Asset-specific	$213	$34
Formula-based	608	679

Total allowance for lending-related commitments	$821	$713

NOTE 15 — LOAN SECURITIZATIONS
For a discussion of the accounting policies relating to loan securitizations, see Note 16 on pages 168–176 of JPMorgan Chase’s 2008 Annual Report. JPMorgan Chase securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student, and commercial (primarily related to real estate) loans. JPMorgan Chase—sponsored securitizations use special-purpose entities (“SPEs”) as part of the securitization process. These SPEs are structured to meet the definition of a qualifying special-purpose entity (“QSPE”) (for a further discussion, see Note 1 on page 122 of JPMorgan Chase’s 2008 Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected on the Firm’s Consolidated Balance Sheets (except for retained interests, as described below). The primary purposes of these securitization vehicles are to meet investor needs and to generate liquidity for the Firm through the sale of loans to the QSPEs, which are financed through the issuance of fixed- or floating-rate asset-backed securities.

The following table presents the total unpaid principal amount of assets held in JPMorgan Chase—sponsored securitization entities, for which sale accounting was achieved and to which the Firm has continuing involvement, at September 30, 2009, and December 31, 2008. Continuing involvement includes servicing the loans, holding senior or subordinated interests, recourse or guarantee arrangements, and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans.

	Principal amount outstanding		JPMorgan Chase interest in securitized assets(e)(f)(g)(h)
		Assets held
		in QSPEs					Total interests
September 30, 2009	Total assets held by	with continuing	Trading	AFS		Other	held by
(in billions)	Firm-sponsored QSPEs	involvement	assets	securities	Loans	assets(i)	JPMorgan Chase

Securitization-related:
Credit card	$104.8	$104.8 (d)	$0.1	$15.8	$14.9	$6.2	$37.0
Residential mortgage:
Prime(a)	199.9	184.3	1.0	0.2	—	—	1.2
Subprime	52.0	44.9	—	—	—	—	—
Option ARMs	43.6	43.6	—	0.1	—	—	0.1
Commercial and other(b)	157.2	24.6	1.7	0.7	—	—	2.4
Student	1.1	1.1	—	—	—	0.1	0.1
Auto	0.3	0.3	—	—	—	—	—

Total(c)	$558.9	$403.6	$2.8	$16.8	$14.9	$6.3	$40.8

	Principal amount outstanding		JPMorgan Chase interest in securitized assets(e)(f)(g)(h)
		Assets held
		in QSPEs					Total interests
December 31, 2008	Total assets held by	with continuing	Trading	AFS		Other	held by
(in billions)	Firm-sponsored QSPEs	involvement	assets	securities	Loans	assets(i)	JPMorgan Chase

Securitization-related:
Credit card	$121.6	$121.6 (d)	$0.5	$5.6	$33.3	$5.6	$45.0
Residential mortgage:
Prime(a)	233.9	212.3	1.7	0.7	—	—	2.4
Subprime	61.0	58.6	—	0.1	—	—	0.1
Option ARMs	48.3	48.3	0.1	0.3	—	—	0.4
Commercial and other(b)	174.1	45.7	2.0	0.5	—	—	2.5
Student	1.1	1.1	—	—	—	0.1	0.1
Auto	0.8	0.8	—	—	—	—	—

Total(c)	$640.8	$488.4	$4.3	$7.2	$33.3	$5.7	$50.5

(a)	Includes Alt-A loans.

(b)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions. Includes co-sponsored commercial securitizations and, therefore, includes non—JPMorgan Chase—originated commercial mortgage loans.

(c)	Includes securitized loans where the Firm owns less than a majority of the subordinated or residual interests in the securitizations.

(d)	Includes credit card loans, accrued interest and fees, and cash amounts on deposit.

(e)	Excludes retained servicing (for a discussion of MSRs, see Note 17 on pages 162–163 of this Form 10-Q).

(f)	Excludes senior and subordinated securities of $1.0 billion and $974 million at September 30, 2009, and December 31, 2008, respectively, which the Firm purchased in connection with IB’s secondary market-making activities.

(g)	Includes investments acquired in the secondary market, but predominantly for held-for-investment purposes, of $1.9 billion and $1.8 billion as of September 30, 2009, and December 31, 2008, respectively. This is comprised of $1.7 billion and $1.4 billion of investments classified as available-for-sale, including $1.7 billion and $172 million in credit cards, zero and $693 million of residential mortgages, and zero and $495 million of commercial and other; and $186 million and $452 million of investments classified as trading, including $104 million and $112 million of credit cards, $80 million and $303 million of residential mortgages, and $2 million and $37 million of commercial and other, all respectively at September 30, 2009, and December 31, 2008.

(h)	Excludes interest rate and foreign exchange derivatives primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 5 on pages 123–131 of this Form 10-Q for further information on derivatives.

(i)	Certain of the Firm’s retained interests are reflected at their fair values.

Securitization activity by major product type
The following discussion describes the nature of the Firm’s securitization activities by major product type.
Credit card securitizations
Overview
The Card Services (“CS”) business securitizes originated and purchased credit card loans, primarily through the Chase Issuance Trust (the “Trust”). The Firm’s primary continuing involvement after securitization includes servicing the receivables, retaining an undivided seller’s interest in the receivables, retaining certain senior and subordinated securities and maintaining escrow accounts. CS maintains servicing responsibilities for all credit card securitizations that it sponsors. As servicer and transferor, the Firm receives contractual servicing fees based on the securitized loan balance plus excess servicing fees, which are recorded in credit card income as discussed in Note 6 on page 132 of this Form 10-Q. The Firm acquired the seller’s interest in the Washington Mutual Master Trust (the “WMM Trust”) and became its sponsor in connection with the Washington Mutual transaction. For further discussion of credit card securitizations, see Note 16 on pages 169–170 of JPMorgan Chase’s 2008 Annual Report.
Actions taken in the second quarter of 2009
During the quarter ended June 30, 2009, the overall performance of the Firm’s credit card securitization trusts declined, primarily due to the increase in credit losses incurred on the underlying credit card receivables.
Trust: The Chase Issuance Trust (the Firm’s primary issuance trust), which holds prime quality credit card receivables, maintained positive excess spread, a key metric for evaluating the performance of a card trust, through the first nine months of 2009. However, given market uncertainty concerning projected credit costs in the credit card industry, and to mitigate any further deterioration in the performance of the Trust, the Firm took certain actions, as permitted by the Trust agreements, to enhance the performance of the Trust. On May 12, 2009, the Firm increased the required credit enhancement level for each tranche of outstanding notes issued by the Trust, by increasing the minimum required amount of subordinated notes and the funding requirements for the Trust’s cash escrow accounts. On June 1, 2009, the Firm began designating as “discount receivables” a percentage of new credit card receivables for inclusion in the Trust, thereby requiring collections of such discounted receivables to be applied as finance charge collections in the Trust, which is expected to increase the excess spread for the Trust. The Firm expects to discontinue designating a percentage of new receivables as discount receivables on July 1, 2010. Also, during the second quarter of 2009, the Firm exchanged $3.5 billion of its undivided seller’s interest in the Trust for $3.5 billion of zero-coupon subordinated securities issued by the Trust and retained by the Firm. The issuance of the zero-coupon securities by the Trust is also expected to increase the excess spread for the Trust. These actions resulted in the addition of approximately $40 billion of risk-weighted assets for regulatory capital purposes, which decreased the Firm’s Tier 1 capital ratio by approximately 40 basis points, but did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
WMM Trust: At the time of the acquisition of the Washington Mutual banking operations, the assets of the WMM Trust comprised Washington Mutual subprime credit card receivables. The quality of the assets in the WMM Trust was much lower than the quality of the credit card receivables that JPMorgan Chase has historically securitized in the public markets.
In order to more closely conform the WMM Trust to the overall quality typical of a JPMorgan Chase—sponsored credit card securitization master trust, during the fourth quarter of 2008 the Firm randomly removed $6.2 billion of credit card loans held by the WMM Trust and replaced them with $5.8 billion of higher-quality receivables from the Firm’s portfolio.
However, as a result of continued deterioration during 2009 in the credit quality of the remaining Washington Mutual—originated assets in the WMM Trust, the performance of the portfolio indicated that an early amortization event was likely to occur unless additional actions were taken. On May 15, 2009, JPMorgan Chase, as seller and servicer, and the Bank of New York Mellon, as trustee, amended the pooling and servicing agreement to permit non-random removals of credit card accounts. On May 19, 2009, the Firm removed all remaining credit card receivables originated by Washington Mutual. Following this removal, the WMM Trust collateral was entirely composed of receivables originated by JPMorgan Chase. As a result of the actions taken by the Firm, the assets and liabilities of the WMM Trust were consolidated on the balance sheet of JPMorgan Chase. As a result, the Firm has recorded, during the second quarter of 2009, additional assets with an initial fair value of $6.0 billion additional liabilities with an initial fair value of $6.1 billion and a pretax loss of approximately $64 million.
Retained interests in nonconsolidated credit card securitizations
The following is a description of the Firm’s retained interests in credit card securitizations that were not consolidated at the dates presented. Accordingly, the Firm’s retained interests in the WMM Trust are included in the amounts reported at December 31, 2008, but no longer included at September 30, 2009, due to the second quarter actions noted above. For further information regarding the WMM Trust assets and liabilities, see Note 16 on pages 156—161 of this Form 10-Q.

The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the trusts (which generally ranges from 4% to 12%). At September 30, 2009, and December 31, 2008, the Firm had $14.9 billion and $33.3 billion, respectively, related to its undivided interests in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 16% for the nine months ended September 30, 2009, and 22% for the year ended December 31, 2008. These undivided interests in the trusts represent the Firm’s interests in the receivables transferred to the trust that have not been securitized; these undivided interests are not represented by security certificates, are carried at historical cost and are classified within loans.
CS retains senior and subordinated securities in its credit card securitization trusts. The senior securities totaled $7.1 billion and $3.5 billion at September 30, 2009, and December 31, 2008, respectively, and the subordinated securities totaled $7.0 billion and $2.3 billion at September 30, 2009, and December 31, 2008, respectively. Of the securities retained, $14.1 billion and $5.4 billion were classified as AFS securities at September 30, 2009, and December 31, 2008, respectively. The senior AFS securities were used by the Firm as collateral for a secured financing transaction. The retained subordinated interests that were acquired in the Washington Mutual transaction and classified as trading assets had a carrying value of $389 million at December 31, 2008, and were subsequently repaid or valued at zero before being eliminated upon the consolidation of the WMM Trust. As discussed above, the Firm consolidated the assets and liabilities of the WMM Trust in the second quarter of 2009.
Credit card securitizations include escrow accounts, up to predetermined limits, to cover deficiencies in cash flows owed to investors. Amounts in such escrow accounts were $1.1 billion and $74 million as of September 30, 2009, and December 31, 2008, respectively. The increase in the balance of these escrow accounts primarily relates to the Trust actions described above that the Firm took on May 12, 2009. Additionally, the Firm has retained subordinated interests in accrued interest and fees on the securitized receivables totaling $3.2 billion and $3.0 billion as of September 30, 2009, and December 31, 2008, respectively. JPMorgan Chase has also recorded $669 million representing receivables that have been transferred to the Trust and designated as “discount receivables.” All of these residual interests are reported in other assets.
Mortgage securitizations
The Firm securitizes originated and purchased residential mortgages and originated commercial mortgages.
RFS securitizes residential mortgage loans that it originates and purchases, and it typically retains servicing for all of its originated and purchased residential mortgage loans. Additionally, RFS may retain servicing for certain mortgage loans purchased by IB. As servicer, the Firm receives servicing fees based on the securitized loan balance plus ancillary fees. The Firm also retains the right to service the residential mortgage loans it sells to Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) in accordance with their servicing guidelines and standards. For a discussion of MSRs, see Note 17 on pages 162-163 of this Form 10-Q. In a limited number of securitizations, RFS may retain an interest in addition to servicing rights. The amount of interest retained related to these securitizations totaled $337 million and $939 million at September 30, 2009, and December 31, 2008, respectively. These retained interests are accounted for as trading or AFS securities; the classification depends on whether the retained interest is represented by a security certificate or has an embedded derivative, and when it was retained.
IB securitizes residential mortgage loans (including those that it purchased and certain mortgage loans originated by RFS) and commercial mortgage loans that it originated. These loans are often serviced by RFS. Upon securitization, IB may engage in underwriting and trading activities of the securities issued by the securitization trust. IB may retain unsold senior and/or subordinated interests (including residual interests) in both residential and commercial mortgage securitizations at the time of securitization. These retained interests are accounted for at fair value and classified as trading assets. The amount of residual interests retained was $29 million and $155 million at September 30, 2009, and December 31, 2008, respectively. Additionally, IB retained $2.4 billion and $2.8 billion of senior and subordinated interests as of September 30, 2009, and December 31, 2008, respectively; these securities were retained in connection with the Firm’s underwriting activities.
In addition to the amounts reported in the securitization activity tables below, the Firm sold residential mortgage loans totaling $35.5 billion and $31.9 billion during the three months ended September 30, 2009 and 2008, respectively, and $113.9 billion and $101.0 billion during the nine months ended September 30, 2009 and 2008, respectively. The majority of these loan sales were for securitization by the GNMA, FNMA and FHLMC. These sales resulted in pretax gains/(losses) of $17 million and $4 million during the three months ended September 30, 2009 and 2008, respectively, and $68 million and $30 million during the nine months ended September 30, 2009 and 2008, respectively.
The Firm’s mortgage loan sales are primarily nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the loans. However, for a limited number of loan sales, the Firm is obligated to share up to 100% of the credit risk associated with the sold loans with the purchaser. See Note 24 on pages 168–172 of this Form 10-Q for additional information on loans sold with recourse.

Other securitizations
The Firm also securitizes automobile and student loans originated by RFS, and purchased consumer loans (including automobile and student loans). The Firm retains servicing responsibilities for all originated and certain purchased student and automobile loans. It may also hold a retained interest in these securitizations; such residual interests are classified as other assets. At September 30, 2009, and December 31, 2008, the Firm held $10 million and $37 million, respectively, of retained interests in securitized automobile loan securitizations, and $50 million and $52 million, respectively, of residual interests in securitized student loans.
Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three and nine months ended September 30, 2009 and 2008. For the periods presented, there were no cash flows from the Firm to the QSPEs related to recourse or guarantee arrangements.

	Three months ended September 30, 2009
			Residential mortgage
(in millions, except for ratios and where					Option	Commercial
otherwise noted)	Credit card		Prime(f)	Subprime	ARMs	and other	Student	Auto

Principal securitized	$10,115		$—	$—	$—	$—	$—	$—
Pretax gains	6		—	—	—	—	—	—
All cash flows during the period:
Proceeds from new securitizations	$10,115	(e)(g)	$—	$—	$—	$—	$—	$—
Servicing fees collected	313		105	45	118	2	1	1
Other cash flows received(a)	2,245		2	1	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	43,316		—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—	(h)	36	—	7	—	—	112
Cash flows received on the interests that continue to be held by the Firm(c)	78		148	6	11	31	2	10

Key assumptions used to measure retained interests originated during the year (rates per annum):
Prepayment rate(d)	16.7%
	PPR

Weighted-average life (in years)	0.5
Expected credit losses	9.3%
Discount rate	12.0%

	Three months ended September 30, 2008
			Residential mortgage
(in millions, except for ratios and where					Option	Commercial
otherwise noted)	Credit card		Prime(f)	Subprime	ARMs	and other	Student	Auto

Principal securitized	$6,085		$—	$—	$—	$361	$—	$—
Pretax gains	17		—	—	—	—	—	—
All cash flows during the period:
Proceeds from new securitizations	$6,085	(e)	$—	$—	$—	$357	$—	$—
Servicing fees collected	285		25	22	—	1	—	3
Other cash flows received(a)	1,429		—	—	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	36,641		—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—		37	—	—	—	—	210
Cash flows received on the interests that continue to be held by the Firm(c)	33		109	5	—	34	—	16

Key assumptions used to measure retained interests originated during the year (rates per annum):
Prepayment rate(d)	18.2%					1.5%
	PPR					CPR

Weighted-average life (in years)	0.5					2.1
Expected credit losses	4.8%					1.5%
Discount rate	12.0%					25.0%

	Nine months ended September 30, 2009
			Residential mortgage
(in millions, except for ratios and where					Option	Commercial
otherwise noted)	Credit card		Prime(f)	Subprime	ARMs	and other	Student	Auto

Principal securitized	$26,538		$—	$—	$—	$—	$—	$—
Pretax gains	22		—	—	—	—	—	—
All cash flows during the period:
Proceeds from new securitizations	$26,538	(e)(g)	$—	$—	$—	$—	$—	$—
Servicing fees collected	947		337	130	364	10	3	4
Other cash flows received(a)	3,354		8	3	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	120,533		—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—	(h)	112	—	20	—	—	249
Cash flows received on the interests that continue to be held by the Firm(c)	223		512	19	75	189	5	23

Key assumptions used to measure retained interests originated during the year (rates per annum):
Prepayment rate(d)	16.7%
	PPR

Weighted-average life (in years)	0.5
Expected credit losses	8.9%
Discount rate	16.0%

	Nine months ended September 30, 2008
			Residential mortgage
(in millions, except for ratios and where					Option	Commercial
otherwise noted)	Credit card		Prime(f)	Subprime	ARMs	and other	Student	Auto

Principal securitized	$21,390		$—	$—	$—	$1,023	$—	$—
Pretax gains	153		—	—	—	—	—	—
All cash flows during the period:
Proceeds from new securitizations	$21,389	(e)	$—	$—	$—	$989	$—	$—
Servicing fees collected	836		85	78	—	4	2	13
Other cash flows received(a)	3,932		3	1	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	113,563		—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—		186	13	—	—	—	359
Cash flows received on the interests that continue to be held by the Firm(c)	49		267	19	—	123	—	40

Key assumptions used to measure retained interests originated during the year (rates per annum):
Prepayment rate(d)	19.1%					1.5%
	PPR					CPR

Weighted-average life (in years)	0.4					2.1
Expected credit losses	4.6%					1.5%
Discount rate	12.5%					25.0%

(a)	Includes excess servicing fees and other ancillary fees received.

(b)	Includes cash paid by the Firm to reacquire assets from the QSPEs — for example, servicer clean-up calls.

(c)	Includes cash flows received on retained interests — including, for example, principal repayments and interest payments.

(d)	PPR: principal payment rate; CPR: constant prepayment rate.

(e)	Includes $5.4 billion and $12.8 billion of securities retained by the Firm for the three and nine months ended September 30, 2009, respectively; $4.3 billion and $5.5 billion of securities were retained by the Firm for the three and nine months ended September 30, 2008, respectively.

(f)	Includes Alt-A loans.

(g)	As required under the terms of the transaction documents, $1.1 billion and $1.6 billion of proceeds from new securitizations were deposited to cash escrow accounts during the three and nine months ended September 30, 2009, respectively.

(h)	Excludes activities related to the Washington Mutual Master Trust. For a description of these activities, see pages 149-150 of this Note.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table summarizes the Firm’s securitization interests, which are carried at fair value on the Firm’s Consolidated Balance Sheets at September 30, 2009, and December 31, 2008, respectively. The risk ratings are periodically reassessed as information becomes available. As of September 30, 2009, and December 31, 2008, 61% and 55%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better.

	Ratings profile of interests held(c)(d)(e)
	September 30, 2009			December 31, 2008
	Investment-	Noninvestment-	Total	Investment-	Noninvestment-	Total
(in billions)	grade	grade	interests held	grade	grade	interests held

Asset types:
Credit card(a)	$15.9	$5.0	$20.9	$5.8	$3.8	$9.6
Residential mortgage:
Prime(b)	0.8	0.4	1.2	2.0	0.4	2.4
Subprime	—	—	—	—	0.1	0.1
Option ARMs	0.1	—	0.1	0.4	—	0.4
Commercial and other	2.1	0.3	2.4	2.2	0.3	2.5
Student	—	0.1	0.1	—	0.1	0.1
Auto	—	—	—	—	—	—

Total	$18.9	$5.8	$24.7	$10.4	$4.7	$15.1

(a)	Includes retained subordinated interests carried at fair value, including CS’s accrued interests and fees, escrow accounts, and other residual interests. Excludes, at September 30, 2009, and December 31, 2008, undivided seller interest in the trusts of $14.9 billion and $33.3 billion, respectively, and unencumbered cash amounts on deposit of $1.2 billion and $2.1 billion, respectively, which are carried at historical cost.

(b)	Includes Alt-A loans.

(c)	The ratings scale is presented on an S&P-equivalent basis.

(d)	Includes $1.9 billion and $1.8 billion of investments acquired in the secondary market, but predominantly held for investment purposes, as of September 30, 2009, and December 31, 2008, respectively. Of these amounts, $1.8 billion and $1.7 billion are classified as investment-grade as of September 30, 2009, and December 31, 2008, respectively.

(e)	Excludes senior and subordinated securities of $1.0 billion and $974 million at September 30, 2009, and December 31, 2008, respectively, which the Firm purchased in connection with IB’s secondary market-making activities.
The table below outlines the key economic assumptions used at September 30, 2009, and December 31, 2008, to determine the fair value of certain of the Firm’s retained interests, other than MSRs, that are valued using modeling techniques. The table below also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of residential MSRs, see Note 17 on pages 162-163 of this Form 10-Q.

September 30, 2009(a)
(in millions, except rates and where		Residential mortgage			Commercial
otherwise noted)	Credit card	Prime(d)	Subprime	Option ARMs	and other	Student	Auto

JPMorgan Chase interests in securitized assets	$3,940 (c)	$1,267	$46	$130	$2,339	$53	$10

Weighted-average life (in years)	0.5	8.7	2.4	7.0	3.7	8.1	0.7

Weighted-average prepayment rate(b)	16.4%	6.0%	24.1%	7.5%	0.1%	5.0%	1.4%
	PPR	CPR	CPR	CPR	CPR	CPR	ABS
Impact of 10% adverse change	$(5)	$(21)	$(2)	$—	$—	$(7)	$—
Impact of 20% adverse change	(10)	(41)	(3)	(1)	—	(8)	(1)

Weighted-average loss assumption	9.9%	3.3%	7.1%	6.1%	1.4%	—% (e)	1.0%
Impact of 10% adverse change	$(40)	$(24)	$(4)	$—	$(36)	$—	$—
Impact of 20% adverse change	(41)	(44)	(7)	—	(100)	—	—

Weighted-average discount rate	12.0%	16.5%	24.1%	12.4%	12.1%	9.0%	3.0%
Impact of 10% adverse change	$(10)	$(51)	$(2)	$(1)	$(71)	$(4)	$—
Impact of 20% adverse change	(19)	(98)	(4)	(4)	(140)	(6)	—

December 31, 2008
(in millions, except rates and		Residential mortgage			Commercial
where otherwise noted	Credit card	Prime(d)	Subprime	Option ARMs	and other		Student		Auto

JPMorgan Chase interests in securitized assets	$3,463 (c)	$1,420	$68	$436	$1,966		$55		$40

Weighted-average life (in years)	0.5	5.3	1.5	7.3	3.5		8.2		0.7

Weighted-average prepayment rate(b)	16.6%	17.7%	25.1%	7.6%	0.7%		5.0%		1.3%
	PPR	CPR	CPR	CPR	CPR		CPR		ABS
Impact of 10% adverse change	$(42)	$(31)	$(5)	$(4)	$(1)		$(1)		$—
Impact of 20% adverse change	(85)	(57)	(6)	(11)	(1)		(2)		(1)

Weighted-average loss assumption	7.0%	4.4%	3.4%	0.3%	0.3	%(e)	—	%(e)	0.5%
Impact of 10% adverse change	$(235)	$(25)	$(7)	$—	$(12)		$—		$—
Impact of 20% adverse change	(426)	(49)	(13)	(1)	(24)		—		(1)

Weighted-average discount rate	18.0%	14.5%	21.5%	17.3%	12.4%		9.0%		4.1%
Impact of 10% adverse change	$(10)	$(52)	$(3)	$(16)	$(26)		$(2)		$—
Impact of 20% adverse change	(20)	(102)	(5)	(28)	(49)		(4)		—

(a)	As of September 30, 2009, certain investments acquired in the secondary market but predominantly held for investment purposes are included.

(b)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: constant prepayment rate.

(c)	Excludes the Firm’s retained senior and subordinated AFS securities in its credit card securitization trusts, which are discussed in Note 11 on pages 136-141 of this Form 10-Q.

(d)	Includes Alt-A loans.

(e)	Expected losses for student loans and certain wholesale securitizations are minimal and are incorporated into other assumptions.
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

Loan delinquencies and net charge-offs
The table below includes information about delinquencies, net charge-offs/(recoveries), and components of reported and securitized financial assets at September 30, 2009, and December 31, 2008.

			90 days past due				Net loan
	Total loans		and still accruing		Nonaccrual assets(g)		charge-offs (recoveries)
							Three months ended		Nine months ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	September 30,		September 30,
(in millions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Home equity — senior lien	$27,726	$29,793	$—	$—	$449	$291	$65	$23	$164	$60
Home equity — junior lien	77,069	84,542	—	—	1,149	1,103	1,077	640	3,341	1,561
Prime mortgage(a)	67,597	72,266	—	—	4,007	1,895	528	177	1,323	331
Subprime mortgage	13,270	15,330	—	—	3,233	2,690	422	273	1,196	614
Option ARMs	8,852	9,018	—	—	244	10	15	—	34	—
Auto	44,309	42,603	—	—	179	148	159	124	479	361
Credit card	78,215	104,746	2,745	2,649	3	4	2,694	1,106	7,412	3,159
All other	32,405	33,715	511	463	863	430	355	89	911	249
Loans held-for-sale(b)	1,546	2,028	—	—	—	—	NA	NA	NA	NA

Total consumer loans — excluding purchased credit-impaired loans	350,989	394,041	3,256	3,112	10,127	6,571	5,315	2,432	14,860	6,335
Consumer loans — purchased credit-impaired loans(c)	83,202	88,813	—	—	—	—	—	—	—	—

Total consumer loans	434,191	482,854	3,256	3,112	10,127	6,571	5,315	2,432	14,860	6,335
Total wholesale loans	218,953	262,044	484	163	7,640 (h)	2,382 (h)	1,058	52	1,928	185

Total loans reported	653,144	744,898	3,740	3,275	17,767	8,953	6,373	2,484	16,788	6,520

Securitized loans:
Residential mortgage:
Prime mortgage(a)	184,271	212,274	—	—	33,448	21,130	2,728	1,139	7,319	1,822
Subprime mortgage	44,894	58,607	—	—	16,213	13,301	1,684	729	5,962	1,621
Option ARMs	43,598	48,328	—	—	10,667	6,440	566	—	1,420	—
Auto	261	791	—	—	—	2	1	7	4	12
Credit card	87,028	85,571	1,813	1,802	—	—	1,698	873	4,826	2,384
Student	1,027	1,074	65	66	—	—	—	—	—	1
Commercial and other	24,633	45,677	—	28	789	166	2	3	12	8

Total loans securitized(d)	385,712	452,322	1,878	1,896	61,117	41,039	6,679	2,751	19,543	5,848

Total loans reported and securitized(e)	$1,038,856 (f)	$1,197,220 (f)	$5,618	$5,171	$78,884	$49,992	$13,052	$5,235	$36,331	$12,368

(a)	Includes Alt-A loans.

(b)	Includes loans for prime mortgages and other (largely student loans) of $187 million and $1.4 billion at September 30, 2009, respectively, and $206 million and $1.8 billion at December 31, 2008, respectively.

(c)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. These loans were initially recorded at fair value and accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due. For additional information, see Note 13 on pages 142-145 of this Form 10-Q.

(d)	Total assets held in securitization-related SPEs were $558.9 billion and $640.8 billion at September 30, 2009, and December 31, 2008, respectively. The $385.7 billion and $452.3 billion of loans securitized at September 30, 2009, and December 31, 2008, respectively, excludes: $155.3 billion and $152.4 billion of securitized loans, in which the Firm has no continuing involvement; $14.9 billion and $33.3 billion of seller’s interests in credit card master trusts; and $3.0 billion and $2.8 billion of cash amounts on deposit and escrow accounts, all respectively.

(e)	Represents both loans on the Consolidated Balance Sheets and loans that have been securitized.

(f)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

(g)	At September 30, 2009, and December 31, 2008, nonperforming loans and assets excluded: (i) mortgage loans insured by U.S. government agencies of $7.0 billion and $3.0 billion, respectively; (ii) real estate owned that was insured by U.S. government agencies of $579 million and $364 million, respectively; and (iii) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $511 million and $437 million, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(h)	Includes nonperforming loans held-for-sale and loans at fair value of $146 million and $32 million at September 30, 2009, and December 31, 2008, respectively.

NOTE 16 — VARIABLE INTEREST ENTITIES
Refer to Note 1 on page 122 and Note 17 on pages 177-186 of JPMorgan Chase’s 2008 Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities (“VIEs”) and the Firm’s principal involvement with VIEs.
Multi-seller conduits
The following table summarizes Firm-administered multi-seller conduits. On May 31, 2009, the Firm consolidated one of these multi-seller conduits due to the redemption of the expected loss note (“ELN”). There were no consolidated Firm-administered multi-seller conduits as of December 31, 2008.

	September 30, 2009
(in billions)	Consolidated	Nonconsolidated		December 31, 2008

Total assets held by conduits	$5.2	$19.0		$42.9

Total commercial paper issued by conduits	5.2	19.0		43.1

Liquidity and credit enhancements

Deal-specific liquidity facilities (primarily asset purchase agreements)	8.5	26.7	(b)	55.4	(b)

Program-wide liquidity facilities	4.0	13.0		17.0
Program-wide credit enhancements	0.4	2.0		3.0

Maximum exposure to loss(a)	8.5	27.3		56.9

(a)	Maximum exposure to loss, calculated separately for each multi-seller conduit, includes the Firm’s exposure to both deal-specific liquidity facilities and program-wide credit enhancements. For purposes of calculating maximum exposure to loss, the Firm-provided, program-wide credit enhancement is limited to deal-specific liquidity facilities provided by third parties.

(b)	The accounting for the guarantees reflected in these agreements is further discussed in Note 33 on pages 206-210 of JPMorgan Chase’s 2008 Annual Report. The carrying values related to asset purchase agreements were $115 million and $147 million at September 30, 2009, and December 31, 2008, respectively, of which $110 million and $138 million, respectively, represented the remaining fair value of the guarantee. The Firm has recorded this guarantee in other liabilities, with an offsetting entry recognized in other assets for the net present value of the future premium receivable under the contracts.
Assets funded by nonconsolidated multi-seller conduits
The following table presents information on the commitments and assets held by JPMorgan Chase’s nonconsolidated Firm-administered multi-seller conduits as of September 30, 2009, and December 31, 2008.

	September 30, 2009				December 31, 2008
	Unfunded	Commercial	Liquidity	Liquidity	Unfunded	Commercial	Liquidity	Liquidity
	commitments to	paper-funded	provided by	provided	commitments to	paper-funded	provided by	provided
(in billions)	Firm’s clients	assets	third parties	by Firm	Firm’s clients	assets	third parties	by Firm

Asset types:
Credit card	$2.1	$3.9	$—	$6.0	$3.0	$8.9	$0.1	$11.8
Vehicle loans and leases	1.5	5.9	—	7.4	1.4	10.0	—	11.4
Trade receivables	3.3	2.0	—	5.3	3.8	5.5	—	9.3
Student loans	0.3	1.7	—	2.0	0.7	4.6	—	5.3
Commercial	0.5	1.9	—	2.4	1.5	4.0	0.4	5.1
Residential mortgage	—	0.6	—	0.6	—	0.7	—	0.7
Capital commitments	0.2	1.7	0.6	1.3	1.3	3.9	0.6	4.6
Rental car finance	0.2	—	—	0.2	0.2	0.4	—	0.6
Equipment loans and leases	0.1	0.5	—	0.6	0.7	1.6	—	2.3
Floorplan — vehicle	—	—	—	—	0.7	1.8	—	2.5
Floorplan — other	—	—	—	—	—	—	—	—
Consumer	0.1	0.4	—	0.5	0.1	0.7	0.1	0.7
Other	—	0.4	—	0.4	0.6	0.8	0.3	1.1

Total	$8.3	$19.0	$0.6	$26.7	$14.0	$42.9	$1.5	$55.4

	Ratings profile of VIE assets of the nonconsolidated multi-seller conduits(a)
					Noninvestment-	Commercial	Wt. avg.
September 30, 2009		Investment-grade			grade	paper funded	expected
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	assets	life (years)(b)

Asset types:
Credit card	$1.6	$2.3	$—	$—	$—	$3.9	1.6
Vehicle loans and leases	3.6	1.6	0.7	—	—	5.9	2.5
Trade receivables	—	1.4	0.5	0.1	—	2.0	0.8
Student loans	1.7	—	—	—	—	1.7	1.1
Commercial	0.8	0.7	0.1	—	0.3	1.9	2.5
Residential mortgage	—	0.5	—	—	0.1	0.6	3.5
Capital commitments	—	—	1.7	—	—	1.7	2.2
Rental car finance	—	—	—	—	—	—	0.7
Equipment loans and leases	0.3	0.2	—	—	—	0.5	2.2
Floorplan — vehicle	—	—	—	—	—	—	—
Floorplan — other	—	—	—	—	—	—	—
Consumer	0.3	0.1	—	—	—	0.4	1.8
Other	—	0.4	—	—	—	0.4	5.1

Total	$8.3	$7.2	$3.0	$0.1	$0.4	$19.0	2.0

	Ratings profile of VIE assets of the nonconsolidated multi-seller conduits (a)
					Noninvestment-	Commercial	Wt. avg.
December 31, 2008		Investment-grade			grade	paper funded	Expected
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	assets	life (years)(b)

Asset types:
Credit card	$4.8	$3.9	$0.1	$0.1	$—	$8.9	1.5
Vehicle loans and leases	4.1	4.1	1.8	—	—	10.0	2.5
Trade receivables	—	4.0	1.5	—	—	5.5	1.0
Student loans	3.6	0.9	—	0.1	—	4.6	1.8
Commercial	1.1	2.0	0.6	0.3	—	4.0	2.7
Residential mortgage	—	0.6	—	0.1	—	0.7	4.0
Capital commitments	—	3.6	0.3	—	—	3.9	2.4
Rental car finance	—	—	0.4	—	—	0.4	1.5
Equipment loans and leases	0.4	1.2	—	—	—	1.6	2.2
Floorplan — vehicle	0.1	1.0	0.7	—	—	1.8	1.1
Floorplan — other	—	—	—	—	—	—	—
Consumer	0.1	0.4	0.2	—	—	0.7	1.6
Other	0.5	0.3	—	—	—	0.8	3.7

Total	$14.7	$22.0	$5.6	$0.6	$—	$42.9	2.0

(a)	The ratings scale is presented on an S&P-equivalent basis.

(b)	Weighted-average expected life for each asset type is based on the remaining term of each conduit transaction’s committed liquidity, plus either the expected weighted-average life of the assets should the committed liquidity expire without renewal, or the expected time to sell the underlying assets in the securitization market.
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
The risk ratings are periodically reassessed as information becomes available. As of September 30, 2009, and December 31, 2008, 94% and 90%, respectively, of the assets in the nonconsolidated conduits were risk-rated “A” or better.
Commercial paper issued by nonconsolidated multi-seller conduits
The weighted-average life of commercial paper issued by nonconsolidated multi-seller conduits at September 30, 2009, and December 31, 2008, was 17 days and 27 days, respectively, and the average yield on the commercial paper was 0.2% and 0.6%, respectively. In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including paper issued by the Firm-administered conduits. The percentage of commercial paper purchased by the Firm from all Firm-administered conduits during the nine months ended September 30, 2009, ranged from less than 1% to approximately 4.7% on any given day. The largest daily amount of commercial paper outstanding held by the Firm in any one multi-seller conduit during the quarter ended September 30, 2009, was approximately $373 million, or 5%, of the conduit’s commercial paper outstanding. The Firm is not obligated under any agreement (contractual or noncontractual) to purchase the commercial paper issued by nonconsolidated JPMorgan Chase-administered conduits.

Consolidation analysis
Each nonconsolidated multi-seller conduit administered by the Firm at September 30, 2009, and December 31, 2008, had issued ELNs, the holders of which are committed to absorbing the majority of the expected loss of each respective conduit. The total amounts of ELNs outstanding for nonconsolidated conduits at September 30, 2009, and December 31, 2008, were $96 million and $136 million, respectively.
The Firm could fund purchases of assets from nonconsolidated, Firm-administered multi-seller conduits should it become necessary.
Investor intermediation
Municipal bond vehicles
Exposure to nonconsolidated municipal bond VIEs at September 30, 2009, and December 31, 2008, including the ratings profile of the VIEs’ assets, were as follows.

	September 30, 2009				December 31, 2008
	Fair value of				Fair value of
	assets held	Liquidity	Excess/	Maximum	assets held	Liquidity	Excess/	Maximum
(in billions)	by VIEs	facilities(c)	(deficit)(d)	exposure	by VIEs	facilities(c)	(deficit)(d)	exposure

Nonconsolidated municipal bond vehicles(a)(b)	$13.2	$8.2	$5.0	$8.2	$10.0	$6.9	$3.1	$6.9

	Ratings profile of VIE assets(e)						Wt. avg.
					Noninvestment-	Fair value of	expected
	Investment-grade				grade	assets held	life of assets
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	by VIEs	(years)

Nonconsolidated municipal bond vehicles(a)

September 30, 2009	$1.6	$11.5	$0.1	$—	$—	$13.2	8.4
December 31, 2008	3.8	5.9	0.2	0.1	—	10.0	22.3

(a)	Excluded $3.4 billion and $6.0 billion at September 30, 2009, and December 31, 2008, respectively, which were consolidated due to the Firm owning the residual interests.

(b)	Certain of the municipal bond vehicles are structured to meet the definition of a QSPE (as discussed in Note 1 on page 122 of JPMorgan Chase’s 2008 Annual Report); accordingly, the assets and liabilities of QSPEs are not reflected in the Firm’s Consolidated Balance Sheets (except for retained interests reported at fair value). This line item excluded a nonconsolidated amount of $603 million at December 31, 2008, related to QSPE municipal bond vehicles in which the Firm owned the residual interests. The Firm did not own residual interests in QSPE municipal bond vehicles at September 30, 2009.

(c)	The Firm may serve as credit enhancement provider in municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at both September 30, 2009, and December 31, 2008.

(d)	Represents the excess/(deficit) of municipal bond asset fair value available to repay the liquidity facilities, if drawn.

(e)	The ratings scale is based on the Firm’s internal risk ratings and presented on an S&P-equivalent basis.
In the first nine months of 2009, the Firm did not experience a drawdown on its liquidity facilities. In addition, the municipal bond vehicles did not experience any bankruptcy or downgrade termination events during the first nine months of 2009.
As remarketing agent, the Firm may hold putable floating-rate certificates of the municipal bond vehicles. At September 30, 2009, and December 31, 2008, respectively, the Firm held $286 million and $293 million of these certificates on its Consolidated Balance Sheets. The largest amount held by the Firm at any time during the first nine months of 2009 was $458 million, or 3%, of the municipal bond vehicles’ outstanding putable floating-rate certificates. The Firm did not have and continues not to have any intent to protect any residual interest holder from potential losses on any of the municipal bond holdings.
At September 30, 2009, and December 31, 2008, 99% and 97%, respectively, of the municipal bonds held by vehicles to which the Firm served as liquidity provider were rated “AA-” or better, based on either the rating of the underlying municipal bond itself, or the rating including any credit enhancement. At September 30, 2009, and December 31, 2008, $2.4 billion and $2.6 billion, respectively, of the bonds were insured by monoline bond insurers.

Credit-linked note vehicles
Exposure to nonconsolidated credit-linked note VIEs at September 30, 2009, and December 31, 2008, was as follows.

	September 30, 2009				December 31, 2008
				Par value of				Par value of
	Derivative	Trading	Total	collateral held	Derivative	Trading	Total	collateral held
(in billions)	receivables	assets(c)	exposure(d)	by VIEs(e)	receivables	assets(c)	exposure(d)	by VIEs(e)

Credit-linked notes(a)
Static structure	$1.9	$0.7	$2.6	$11.4	$3.6	$0.7	$4.3	$14.5
Managed structure(b)	5.0	0.7	5.7	15.1	7.7	0.3	8.0	16.6

Total	$6.9	$1.4	$8.3	$26.5	$11.3	$1.0	$12.3	$31.1

(a)	Excluded collateral with a fair value of $1.6 billion and $2.1 billion at September 30, 2009, and December 31, 2008, respectively, which was consolidated as the Firm, in its role as secondary market maker, held a majority of the issued credit-linked notes of certain vehicles.

(b)	Included synthetic collateralized debt obligation vehicles, which have similar risk characteristics to managed credit-linked note vehicles. At December 31, 2008, trading assets included $7 million of transactions with subprime collateral; there were no such transactions in trading assets at September 30, 2009.

(c)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(d)	On-balance sheet exposure that includes derivative receivables and trading assets.

(e)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies on the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.
Asset swap vehicles
Exposure to nonconsolidated asset swap VIEs at September 30, 2009, and December 31, 2008, was as follows.

	September 30, 2009				December 31, 2008
	Derivative			Par value of	Derivative			Par value of
	receivables	Trading	Total	collateral held	receivables	Trading	Total	collateral held
(in billions)	(payables)	assets(a)	exposure(b)	by VIEs(c)	(payables)	assets(a)	exposure(b)	by VIEs(c)

Nonconsolidated asset swap vehicles(d)	$0.1	$—	$0.1	$6.2	$(0.2)	$—	$(0.2)	$7.3

(a)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(b)	On-balance sheet exposure that includes derivative receivables and trading assets.

(c)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies upon the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.

(d)	Excluded collateral with a fair value of $0.6 billion and $1.0 billion at September 30, 2009, and December 31, 2008, respectively, which was consolidated as the Firm, in its role as secondary market maker, held a majority of the issued notes of certain vehicles.
Collateralized debt obligation vehicles
For further information on the Firm’s involvement with collateralized debt obligations (“CDOs”), see Note 17 on pages 184-185 of JPMorgan Chase’s 2008 Annual Report.
As of September 30, 2009, and December 31, 2008, the Firm had noninvestment-grade funded loans of $163 million and $405 million, respectively, to nonconsolidated CDO warehouse VIEs; additionally, the Firm had unfunded commitments of zero and $746 million, respectively, to these nonconsolidated CDO warehouse VIEs. These unfunded commitments are typically contingent on certain asset-quality conditions being met. The Firm’s maximum exposure to loss related to the nonconsolidated CDO warehouse VIEs was $163 million and $1.1 billion as of September 30, 2009, and December 31, 2008, respectively.
Once the CDO vehicle closes and issues securities, the Firm has no obligation to provide further support to the vehicle. At the time of closing, the Firm may hold unsold securities that it was not able to place with third-party investors. In addition, the Firm may on occasion hold some of the CDO vehicles’ securities as a secondary market-maker or as a principal investor, or it may be a derivative counterparty to the vehicles. At September 30, 2009, and December 31, 2008, these amounts were not significant.
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

The Firm is not the primary beneficiary of the trust and accounts for its investment at fair value within AFS investment securities. At September 30, 2009, and December 31, 2008, the amortized cost of the note was $3.6 billion and $3.6 billion, respectively, and the fair value was $3.6 billion and $2.6 billion, respectively. For more information on AFS securities, see Note 11 on pages 136-141 of this Form 10-Q.
VIE used in FRBNY transaction
In conjunction with the Bear Stearns merger, in June 2008, the Federal Reserve Bank of New York (“FRBNY”) took control, through an LLC formed for this purpose, of a portfolio of $30.0 billion in assets, based on the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion term loan from the FRBNY and a $1.15 billion subordinated loan from JPMorgan Chase. The JPMorgan Chase loan is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, repayment of the JPMorgan Chase loan and the expense of the LLC will be for the account of the FRBNY. The extent to which the FRBNY and JPMorgan Chase loans will be repaid will depend on the value of the asset portfolio and the liquidation strategy directed by the FRBNY.
Other VIEs sponsored by third parties
The Firm enters into transactions with VIEs structured by other parties. These include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based on the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where these activities do not cause JPMorgan Chase to absorb a majority of the expected losses, or to receive a majority of the residual returns, the Firm records and reports these positions on its Consolidated Balance Sheets similarly to the way it would record and report positions from any other third-party transaction. These transactions are not considered significant.
Consolidated VIE assets and liabilities
The following table presents information on assets, liabilities and commitments related to VIEs that are consolidated by the Firm.

	Consolidated VIEs
	Assets
September 30, 2009	Trading assets - debt
(in billions)	and equity instruments	Loans	Other(b)	Total assets(c)

VIE program type
Multi-seller conduits	$—	$2.9	$2.3	$5.2
Credit card loans(a)	—	6.6	0.4	7.0
Municipal bond vehicles	3.3	—	0.1	3.4
Credit-linked notes	1.4	—	0.2	1.6
CDO warehouses	0.1	—	—	0.1
Student loans	—	3.8	0.1	3.9
Mortgage securitizations	0.3	—	—	0.3
Employee funds	—	—	—	—
Energy investments	—	—	0.4	0.4
Other	2.1	1.0	0.8	3.9

Total	$7.2	$14.3	$4.3	$25.8

	Liabilities
September 30, 2009	Beneficial interests
(in billions)	in VIE assets(d)	Other(e)	Total liabilities

VIE program type
Multi-seller conduits	$5.2	$—	$5.2
Credit card loans(a)	4.6	—	4.6
Municipal bond vehicles	3.1	—	3.1
Credit-linked notes	0.9	0.1	1.0
CDO warehouses	—	—	—
Student loans	2.6	1.1	3.7
Mortgage securitizations	0.1	—	0.1
Employee funds	—	—	—
Energy investments	0.2	—	0.2
Other	1.2	0.7	1.9

Total	$17.9	$1.9	$19.8

	Consolidated VIEs
	Assets
December 31, 2008	Trading assets - debt
(in billions)	and equity instruments	Loans	Other(b)	Total assets(c)

VIE program type
Multi-seller conduits	$—	$—	$—	$—
Credit card loans(a)	—	—	—	—
Municipal bond vehicles	5.9	—	0.1	6.0
Credit-linked notes	1.9	—	0.2	2.1
CDO warehouses	0.2	—	0.1	0.3
Student loans	—	4.0	0.1	4.1
Mortgage securitization	0.7	—	—	0.7
Employee funds	—	—	0.5	0.5
Energy investments	—	—	0.4	0.4
Other	2.1	1.3	1.1	4.5

Total	$10.8	$5.3	$2.5	$18.6

	Liabilities
December 31, 2008	Beneficial interests
(in billions)	in VIE assets(d)	Other(e)	Total liabilities

VIE program type
Multi-seller conduits	$—	$—	$—
Credit card loans(a)	—	—	—
Municipal bond vehicles	5.5	0.4	5.9
Credit-linked notes	1.3	0.6	1.9
CDO warehouses	—	—	—
Student loans	2.8	1.1	3.9
Mortgage securitization	—	0.5	0.5
Employee funds	0.1	—	0.1
Energy investments	0.2	—	0.2
Other	0.7	1.3	2.0

Total	$10.6	$3.9	$14.5

(a)	Represents consolidated securitized credit card loans related to the WMM Trust, as well as loans that were represented by the Firm’s undivided interest and subordinated interest and fees, which were previously recorded on the Firm’s balance sheet prior to consolidation. For further discussion, see Off-Balance Sheet Arrangements and Contractual Cash Obligations on pages 52-54 and Note 15 on pages 147-155 respectively, of this Form 10-Q.

(b)	Included assets classified as resale agreements and other assets within the Consolidated Balance Sheets.

(c)	Assets of each consolidated VIE included in the program types above are generally used to satisfy the liabilities to third parties. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(d)	The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $12.6 billion and $10.6 billion at September 30, 2009, and December 31, 2008, respectively.

(e)	Included liabilities classified as other borrowed funds, long-term debt, and accounts payable and other liabilities in the Consolidated Balance Sheets.
NOTE 17 — GOODWILL AND ALL OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 18 on pages 186-189 of JPMorgan Chase’s 2008 Annual Report.
Goodwill and all other intangible assets consist of the following.

(in millions)	September 30, 2009	December 31, 2008

Goodwill	$48,334	$48,027
Mortgage servicing rights	13,663	9,403

Purchased credit card relationships	1,342	1,649

All other intangible assets:
Other credit card-related intangibles	$711	$743
Core deposit intangibles	1,302	1,597
Other intangibles	1,507	1,592

Total all other intangible assets	$3,520	$3,932

Goodwill
The $307 million increase in goodwill from December 31, 2008, was largely due to purchase accounting adjustments related to the Bear Stearns merger; currency translation adjustments related to Canadian credit card operations; and the acquisition of a commodities business by IB. For additional information related to the Bear Stearns merger, see Note 2 on pages 102-106 of this Form 10-Q.
Goodwill was not impaired at September 30, 2009, or December 31, 2008, nor was any goodwill written off due to impairment during either of the nine month periods ended September 30, 2009 or 2008.
Goodwill attributed to the business segments was as follows.

(in millions)	September 30, 2009	December 31, 2008

Investment Bank	$4,961	$4,765
Retail Financial Services	16,832	16,840
Card Services	14,110	13,977
Commercial Banking	2,868	2,870
Treasury & Securities Services	1,661	1,633
Asset Management	7,525	7,565
Corporate/Private Equity	377	377

Total goodwill	$48,334	$48,027

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
The following table summarizes MSR activity for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except where otherwise noted)	2009	2008	2009	2008

Fair value at the beginning of the period	$14,600	$11,617	$9,403	$8,632
MSR activity
Originations of MSRs	873	763	2,851	2,685
Purchase of MSRs	—	5,893 (a)	2	6,903 (a)
Disposition of MSRs	—	—	(10)	—

Total net additions	873	6,656	2,843	9,588
Change in valuation due to inputs and assumptions(b)	(1,096)	(797)	4,045	87

Other changes in fair value(c)	(714)	(428)	(2,628)	(1,259)

Total change in fair value of MSRs(d)	(1,810)	(1,225)	1,417	(1,172)

Fair value at September 30	$13,663 (e)	$17,048	$13,663 (e)	$17,048

Change in unrealized gains/(losses) included in income related to MSRs held at September 30	$(1,096)	$(797)	$4,045	$87

Contractual service fees, late fees and other ancillary fees included in income	$1,187	$762	$3,615	$2,074

Third-party mortgage loans serviced at September 30 (in billions)	$1,107.7	$1,219.6	$1,107.7	$1,219.6

(a)	Includes MSRs acquired as a result of the Washington Mutual transaction. For further discussion, see Note 2 on pages 102-106 of this Form 10-Q.

(b)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. Also represents total realized and unrealized gains/(losses) included in net income using significant unobservable inputs (level 3).

(c)	Includes changes in MSR value due to modeled servicing portfolio runoff (or time decay). Represents the impact of cash settlements using significant unobservable inputs (level 3).

(d)	Includes $1 million and $(3) million related to changes in commercial real estate for the three- and nine-month periods ended September 30, 2009.

(e)	Includes $42 million related to commercial real estate.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

RFS net mortgage servicing revenue
Production revenue	$(70)	$66	$695	$836

Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	1,220	654	3,721	1,892
Other changes in MSR asset fair value(a)	(712)	(390)	(2,622)	(1,209)

Total operating revenue	508	264	1,099	683

Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model(b)	(1,099)	(786)	4,042	101
Derivative valuation adjustments and other	1,534	894	(2,523)	39

Total risk management	435	108	1,519	140

Total RFS net mortgage servicing revenue	943	372	2,618	823

All other(c)	(30)	19	(85)	19

Mortgage fees and related income	$843	$457	$3,228	$1,678

(a)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). Represents the impact of cash settlements using significant unobservable inputs (level 3).

(b)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. Also represents total realized and unrealized gains/(losses) included in net income using significant unobservable inputs (level 3).

(c)	Primarily represents risk management activities performed by Corporate.
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2009, and December 31, 2008; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

(in millions, except rates)	September 30, 2009	December 31, 2008

Weighted-average prepayment speed assumption (CPR)	14.11%	35.21%
Impact on fair value of 10% adverse change	$(951)	$(1,039)
Impact on fair value of 20% adverse change	(1,832)	(1,970)

Weighted-average option adjusted spread	4.72%	3.80%
Impact on fair value of 100 basis points adverse change	$(530)	$(311)
Impact on fair value of 200 basis points adverse change	(1,019)	(606)

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
Purchased credit card relationships and all other intangible assets
For the nine months ended September 30, 2009, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangible assets decreased by $719 million, primarily reflecting amortization expense.
Except for $517 million of indefinitely-lived intangibles related to asset management advisory contracts, which are not amortized but are tested for impairment at least annually, the remainder of the Firm’s other acquired intangible assets are subject to amortization.

The components of credit card relationships, core deposits and other intangible assets were as follows.

	September 30, 2009			December 31, 2008
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
(in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,781	$4,439	$1,342	$5,765	$4,116	$1,649
All other intangibles:
Other credit card-related intangibles	$890	$179	$711	$852	$109	$743
Core deposit intangibles	4,279	2,977	1,302	4,280	2,683	1,597
Other intangibles	2,190	683 (a)	1,507	2,376	784	1,592

(a)	The decrease from December 2008 in the gross amount of other intangibles and in accumulated amortization was primarily attributable to the removal of fully amortized assets.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and all other intangible assets.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Purchased credit card relationships	$99	$149	$323	$466
All other intangibles:
Other credit card-related intangibles	24	5	70	16
Core deposit intangibles	96	117	294	355
Other intangibles(a)	35	34	107	100

Total amortization expense	$254	$305	$794	$937

(a)	Excludes amortization expense related to servicing assets on securitized automobile loans, which is recorded in lending- and deposit-related fees, of $1 million for the three months ended September 30, 2008, and $1 million and $4 million for the nine months ended September 30, 2009 and 2008, respectively.
Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and all other intangible assets.

		Other credit		All other
	Purchased credit	card-related	Core deposit	intangible
For the year: (in millions)	card relationships	intangibles	intangibles	assets	Total

2009(a)	$421	$94	$389	$142	$1,046
2010	353	102	329	127	911
2011	290	101	284	116	791
2012	251	104	240	112	707
2013	212	103	195	109	619

(a)	Includes $323 million, $70 million, $294 million and $107 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and all other intangibles, respectively, recognized during the first nine months of 2009.
NOTE 18 — DEPOSITS
For further discussion of deposits, see Note 20 on page 190 in JPMorgan Chase’s 2008 Annual Report.
At September 30, 2009, and December 31, 2008, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2009	December 31, 2008

U.S. offices:
Noninterest-bearing	$195,561	$210,899
Interest-bearing (included $1,074 and $1,849 at fair value at September 30, 2009, and December 31, 2008, respectively)	415,122	511,077
Non-U.S. offices:
Noninterest-bearing	9,390	7,697
Interest-bearing (included $2,842 and $3,756 at fair value at September 30, 2009, and December 31, 2008, respectively)	247,904	279,604

Total	$867,977	$1,009,277

On May 20, 2009, the Helping Families Save Their Homes Act of 2009 was signed into law. The Act extends through December 31, 2013, the Federal Deposit Insurance Corporation’s (“FDIC”) temporary standard maximum deposit insurance amount, which was increased on October 3, 2008, from $100,000 to $250,000 per depositor per institution. On January 1, 2014, the standard maximum deposit insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor.
NOTE 19 — OTHER BORROWED FUNDS
The following table details the components of other borrowed funds.

(in millions)	September 30, 2009	December 31, 2008

Advances from Federal Home Loan Banks(a)	$36,452	$70,187
Nonrecourse advances — FRBB(b)	—	11,192
Other(c)	14,372	51,021

Total other borrowed funds(d)	$50,824	$132,400

(a)	Maturities of advances from the FHLBs were $32.2 billion, $2.6 billion, and $717 million in each of the 12-month periods ending September 30, 2010, 2011, and 2013, respectively, and $930 million maturing after September 30, 2014. Maturities for the 12-month periods ending September 30, 2012 and 2014 were not material.

(b)	On September 19, 2008, the Federal Reserve Board established a special lending facility, the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML Facility”), to provide liquidity to eligible U.S. money market mutual funds. Under the AML Facility, banking organizations must use the loan proceeds to finance their purchases of eligible high-quality asset-backed commercial paper (“ABCP”) investments from money market mutual funds, which are pledged to secure nonrecourse advances from the Federal Reserve Bank of Boston (“FRBB”). Participating banking organizations do not bear any credit or market risk related to the ABCP investments they hold under this facility; therefore, the ABCP investments held are not assessed any regulatory capital. The AML Facility is scheduled to end on February 1, 2010. The nonrecourse advances from the FRBB were elected under the fair value option and recorded in other borrowed funds; the corresponding ABCP investments were also elected under the fair value option and recorded in other assets.

(c)	Includes zero and $30 billion of advances from the Federal Reserve under the Federal Reserve’s Term Auction Facility (“TAF”) at September 30, 2009, and December 31, 2008, respectively, pursuant to which the Federal Reserve auctions term funds to depository institutions that are eligible to borrow under the primary credit program. The TAF allows all eligible depository institutions to place a bid for an advance from its local Federal Reserve Bank at an interest rate set by auction. All advances are required to be fully collateralized. The TAF is designed to improve liquidity by making it easier for sound institutions to borrow when markets are not operating efficiently.

(d)	Includes other borrowed funds of $5.0 billion and $14.7 billion accounted for at fair value at September 30, 2009, and December 31, 2008, respectively.
NOTE 20 — PREFERRED STOCK
JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. For a further discussion of preferred stock, see Note 24 on pages 193-194 of JPMorgan Chase’s 2008 Annual Report.
The following is a summary of preferred stock outstanding as of September 30, 2009, and December 31, 2008.

							Contractual
	Share value and	Shares at		Outstanding at			rate in effect at
	redemption	September 30,	December 31,	September 30,	December 31,	Earliest	September 30,
(in millions)	price per share(b)	2009	2008	2009	2008	redemption date	2009

Cumulative Preferred Stock, Series E(a)	$200	818,113	818,113	$164	$164	Any time	6.15%
Cumulative Preferred Stock, Series F(a)	200	428,825	428,825	86	86	Any time	5.72
Cumulative Preferred Stock, Series G(a)	200	511,169	511,169	102	102	Any time	5.49
Fixed to Floating Rate Noncumulative Perpetual Preferred Stock, Series I(a)	10,000	600,000	600,000	6,000	6,000	4/30/2018	7.90
Noncumulative Perpetual Preferred Stock, Series J(a)	10,000	180,000	180,000	1,800	1,800	9/1/2013	8.63
Fixed Rate Cumulative Perpetual Preferred Stock, Series K	10,000	—	2,500,000	—	23,787 (c)	—	NA

Total preferred stock		2,538,107	5,038,107	$8,152	$31,939

(a)	Represented by depositary shares.

(b)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.

(c)	Represents the carrying value as of December 31, 2008. The redemption value was $25.0 billion.

Redemption of Series K preferred stock
On June 17, 2009, the Firm redeemed all outstanding shares of Series K preferred stock issued to the U.S. Treasury pursuant to the Capital Purchase Program and repaid the full $25.0 billion principal amount. Following discussions regarding the warrant that was issued to the U.S. Treasury in connection with its purchase of the Series K preferred stock, JPMorgan Chase notified the U.S. Treasury on July 7, 2009, that it had revoked its warrant repurchase notice. JPMorgan Chase understands, based on public statements, that the U.S. Treasury intends to pursue a public auction of the warrant. The U.S. Treasury has advised JPMorgan Chase that the Firm will be permitted to participate in any such auction.
During the period that the Series K preferred shares were outstanding, no dividends could be declared or paid on stock ranking junior or equally with the Series K preferred stock, unless all accrued and unpaid dividends for all past dividend periods on the Series K preferred stock were fully paid. Also, the U.S. Treasury’s consent was required until October 28, 2011, for any increase in dividends on the Firm’s common stock above $0.38 per share. In addition, the Firm could not repurchase or redeem any common stock or other equity securities of the Firm, or any trust preferred capital debt securities issued by the Firm or any of its affiliates, without the prior consent of the U.S. Treasury (other than (i) repurchases of the Series K preferred stock, and (ii) repurchases of junior preferred shares or common stock in connection with any employee benefit plan in the ordinary course of business consistent with past practice) until October 28, 2011. As a result of the redemption of the Series K preferred stock, JPMorgan Chase is no longer subject to any of these restrictions.
NOTE 21 — EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 26 on page 195 of JPMorgan Chase’s 2008 Annual Report.
Effective January 1, 2009, the Firm implemented new FASB guidance for participating securities, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”) are participating securities and should be included in the EPS calculation using the two-class method. JPMorgan Chase grants restricted stock and RSUs to certain employees under its stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. EPS data for the prior periods were revised as required by the guidance.
The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2009	2008	2009		2008

Basic earnings per share
Income/(loss) before extraordinary gain	$3,512	$(54)	$8,374		$4,322
Extraordinary gain	76	581	76		581

Net income	3,588	527	8,450		4,903
Less: Preferred stock dividends	163	161	1,165		251
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	—	—	1,112	(c)	—

Net income applicable to common equity	3,425	366	6,173		4,652
Less: Dividends and undistributed earnings allocated to participating securities	185	48	348		160

Net income applicable to common stockholders(a)	$3,240	$318	$5,825		$4,492
Total weighted-average basic shares outstanding	3,937.9	3,444.6	3,835.0		3,422.3

Per share

Income/(loss) before extraordinary gain	$0.80	$(0.08)	$1.50		$1.14

Extraordinary gain	0.02	0.17	0.02		0.17

Net income(b)	$0.82	$0.09	$1.52	(c)	$1.31

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2009	2008	2009		2008

Diluted earnings per share

Net income applicable to common stockholders(a)	$3,240	$318	$5,825		$4,492
Total weighted-average basic shares outstanding	3,937.9	3,444.6	3,835.0		3,422.3
Add: Employee stock options and SARs(d)	24.1	—	13.3		23.9

Total weighted-average diluted shares outstanding(e)	3,962.0	3,444.6	3,848.3		3,446.2

Per share

Income/(loss) before extraordinary gain	$0.80	$(0.08)	$1.50		$1.13

Extraordinary gain	0.02	0.17	0.01		0.17

Net income per share(b)	$0.82	$0.09	$1.51	(c)	$1.30

(a)	Net income applicable to common stockholders for diluted and basic EPS may differ under the two-class method as a result of adding common stock equivalents for options, SARs and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for purposes of calculating diluted EPS.

(b)	EPS data has been revised to reflect the retrospective application of new FASB guidance for participating securities, which resulted in a reduction of basic and diluted EPS for the three months ended September 30, 2009, of $0.05 and $0.01, respectively; for the nine months ended September 30, 2009, of $0.09 and $0.04, respectively; for the three months ended September 30, 2008, of $0.02 and $0.02, respectively; and for the nine months ended September 30, 2008, of $0.05 and $0.02, respectively.

(c)	The calculation of basic and diluted EPS for the nine months ended September 30, 2009, includes a one-time noncash reduction of $1.1 billion, or $0.27 per share, resulting from the redemption of Series K preferred stock issued to the U.S. Treasury.

(d)	Excluded from the computation of diluted EPS (due to the anditilutive effect) were options issued under employee benefit plans and (subsequent to October 28, 2008) the warrant issued under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock totaling 241 million and 304 million shares for the three months ended September 30, 2009 and 2008, respectively; and 306 million and 178 million for the nine months ended September 30, 2009 and 2008, respectively.

(e)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.
NOTE 22 — ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Accumulated other comprehensive income/(loss) includes the after-tax change in unrealized gains and losses on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities and net loss and prior service cost/(credit) related to the Firm’s defined benefit pension and OPEB plans.

					Net loss and prior
					service costs/(credit)	Accumulated
Nine months ended	Unrealized	Translation			of defined benefit	other
September 30, 2009	gains/(losses) on	adjustments,			pension and	comprehensive
(in millions)	AFS securities(a)	net of hedges	Cash flow hedges		OPEB plans	income/(loss)

Balance at January 1, 2009	$(2,101)	$(598)	$(202)		$(2,786)	$(5,687)
Net change	4,983 (b)	549 (d)	293	(e)	145 (f)	5,970

Balance at September 30, 2009	$2,882 (c)	$(49)	$91		$(2,641)	$283

					Net loss and prior
					service costs/(credit)	Accumulated
Nine months ended	Unrealized		Translation		of defined benefit	other
September 30, 2008	gains/(losses) on		adjustments,		pension and	comprehensive
(in millions)	AFS securities(a)		net of hedges	Cash flow hedges	OPEB plans	income/(loss)

Balance at January 1, 2008	$380		$8	$(802)	$(503)	$(917)
Net change	(1,601	)(b)	5 (d)	202 (e)	84 (f)	(1,310)

Balance at September 30, 2008	$(1,221)		$13	$(600)	$(419)	$(2,227)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.

(b)	The net change for the nine months ended September 30, 2009, was due primarily to overall market spread and market liquidity improvement. The net change for the nine months ended September 30, 2008, was due to price declines in asset-backed securities positions as a result of general increases in market spreads, and to net increases in interest rates and market spreads on agency mortgage-backed pass-through securities.

(c)	Includes after-tax unrealized losses of $(353) million not related to credit on debt securities for which credit losses have been recognized in income.

(d)	Includes $702 million and $(470) million at September 30, 2009 and 2008, respectively, of after-tax gains/(losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, partially offset by $(153) million and $475 million, respectively, of after-tax gains/(losses) on hedges. The Firm may not hedge its entire exposure to foreign currency translation on net investments in foreign operations.

(e)	The net change for the nine months ended September 30, 2009, included $117 million of after-tax gains recognized in income, and $410 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income. The net change for the nine months ended September 30, 2008, included $218 million of after-tax losses recognized in income, and $16 million of after-tax losses representing the net change in derivative fair value that was reported in comprehensive income.

(f)	The net change for the nine months ended September 30, 2009, was primarily due to after-tax adjustments based on the final 2008 year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension plans and the U.S. OPEB plan, as well as the amortization of net loss and prior service credit into net periodic benefit cost, offset by a change in the 2009 tax rates. The net change for the nine months ended September 30, 2008, was primarily due to after-tax adjustments based on the 2007 final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension plans and U.S. OPEB plan, as well as the amortization of net loss and prior service credit into net periodic benefit cost.
NOTE 23 — COMMITMENTS AND CONTINGENCIES
For a discussion of the Firm’s commitments and contingencies, see Note 31 on page 201 of JPMorgan Chase’s 2008 Annual Report.
Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation. JPMorgan Chase accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. When the Firm is named as a defendant in a litigation and may be subject to joint and several liability, and a judgment-sharing agreement is in place, the Firm recognizes expense and obligations net of amounts expected to be paid by other signatories to the judgment-sharing agreement.
While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at September 30, 2009, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves at least quarterly, and the reserves may be increased or decreased in the future to reflect further relevant developments. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of stockholders.
NOTE 24 — OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS AND GUARANTEES
JPMorgan Chase utilizes lending-related financial instruments, such as commitments and guarantees, to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfill its obligation under these guarantees, and the counterparties subsequently fail to perform according to the terms of these contracts. For a discussion of off–balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 33 on pages 206–210 of JPMorgan Chase’s 2008 Annual Report.
To provide for the risk of loss inherent in lending-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on pages 146–147of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.

The following table summarizes the contractual amounts of off–balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at September 30, 2009, and December 31, 2008. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
Off–balance sheet lending-related financial instruments and guarantees

			Allowance for lending-related
	Contractual amount		commitments
	September 30,	December 31,	September 30,	December 31,
(in millions)	2009	2008	2009	2008

Lending-related
Consumer:
Credit card	$584,231	$623,702	$—	$—
Home equity	64,762	95,743	—	—
Other	19,774	22,062	11	25

Total consumer	$668,767	$741,507	$11	$25

Wholesale:
Other unfunded commitments to extend credit(a)(b)	187,698	189,563	333	349
Asset purchase agreements	25,125	53,729	5	9
Standby letters of credit and other financial guarantees(a)(c)(d)	89,485	95,352	471	274
Unused advised lines of credit	35,911	36,300	—	—
Other letters of credit(a)(c)	4,916	4,927	1	2

Total wholesale	343,135	379,871	810	634

Total lending-related	$1,011,902	$1,121,378	$821	$659

Other guarantees
Securities lending guarantees(e)	$174,675	$169,281	NA	NA
Residual value guarantees	670	670	NA	NA
Derivatives qualifying as guarantees(f)	88,233	83,835	NA	NA

(a)	Represents the contractual amount net of risk participations totaling $26.9 billion and $28.3 billion at September 30, 2009, and December 31, 2008, respectively.

(b)	Excludes unfunded commitments to third-party private equity funds of $1.4 billion at both September 30, 2009, and December 31, 2008, respectively. Also excludes unfunded commitments for other equity investments of $918 million and $1.0 billion at September 30, 2009, and December 31, 2008, respectively.

(c)	JPMorgan Chase held collateral relating to $28.8 billion and $31.0 billion of standby letters of credit and $1.4 billion and $1.0 billion of other letters of credit at September 30, 2009, and December 31, 2008, respectively.

(d)	Includes unissued standby letter of credit commitments of $37.7 billion and $39.5 billion at September 30, 2009, and December 31, 2008, respectively.

(e)	Collateral held by the Firm in support of securities lending indemnification agreements was $178.7 billion and $170.1 billion at September 30, 2009, and December 31, 2008, respectively. Securities lending collateral comprises primarily cash, and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit include commitments to U.S. domestic states and municipalities, hospitals and other not-for-profit entities to provide funding for periodic tenders of their variable-rate demand bond obligations or commercial paper. Performance by the Firm is required in the event that the variable-rate demand bonds or commercial paper cannot be remarketed to new investors. The amount of commitments related to variable-rate demand bonds and commercial paper of U.S. domestic states and municipalities, hospitals and not-for-profit entities was $23.0 billion and $23.5 billion at September 30, 2009, and December 31, 2008, respectively. Similar commitments exist to extend credit in the form of liquidity facility agreements with nonconsolidated municipal bond VIEs. For further information, see Note 16 on pages 156–161 of this Form 10-Q.
Also included in other unfunded commitments to extend credit are commitments to investment- and noninvestment-grade counterparties in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. The amounts of commitments related to leveraged acquisitions at September 30, 2009, and December 31, 2008, were $2.7 billion and $3.6 billion, respectively. For further information, see Note 3 and Note 4 on pages 106–121 and 121–123 respectively, of this Form 10-Q.
Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: certain asset purchase agreements, standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 33 on pages 206–210 of JPMorgan Chase’s 2008 Annual Report. The amount of the liability related to guarantees recorded at September 30, 2009, and December 31, 2008, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was $468 million and $535 million, respectively.
Asset purchase agreements
Asset purchase agreements are principally used as a mechanism to provide liquidity to SPEs, predominantly multi-seller conduits, as described in Note 16 on pages 156–161 of this Form 10-Q.
The carrying value of asset purchase agreements was $115 million and $147 million at September 30, 2009, and December 31, 2008, respectively, classified in accounts payable and other liabilities on the Consolidated Balance Sheets; the carrying values include $5 million and $9 million, respectively, for the allowance for lending-related commitments, and $110 million and $138 million, respectively, for the fair value of the guarantee liability.
Standby letters of credit
Standby letters of credit (“SBLC”) and financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $830 million and $673 million at September 30, 2009, and December 31, 2008, respectively, classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values include $472 million and $276 million, respectively, for the allowance for lending-related commitments, and $358 million and $397 million, respectively, for the fair value of the guarantee liability.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding, by the ratings profiles of the Firm’s customers, as of September 30, 2009, and December 31, 2008. The ratings scale is representative of the payment or performance risk to the Firm’s internal risk ratings, which generally correspond to ratings as defined by S&P and Moody’s.
Standby letters of credit and other financial guarantees and other letters of credit

	September 30, 2009		December 31, 2008
	Standby letters of		Standby letters of
	credit and other	Other letters	credit and other	Other letters
(in millions)	financial guarantees	of credit	financial guarantees	of credit(c)

Investment-grade(a)	$65,826	$3,792	$73,394	$3,772
Noninvestment-grade(a)	23,659	1,124	21,958	1,155

Total contractual amount	$89,485 (b)	$4,916	$95,352 (b)	$4,927

Allowance for lending-related commitments	$471	$1	$274	$2
Commitments with collateral	28,784	1,355	30,972	1,000

(a)	Ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings defined by S&P and Moody’s.

(b)	Represents contractual amount net of risk participations totaling $26.9 billion and $28.3 billion at September 30, 2009, and December 31, 2008, respectively.

(c)	The investment-grade and noninvestment-grade amounts have been revised from previous disclosures.
Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that meet the characteristics of a guarantee under U.S. GAAP. The total notional values of the derivatives that the Firm deems to be guarantees were $88.2 billion and $83.8 billion at September 30, 2009, and December 31, 2008, respectively. The notional value generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees, although exposure to certain stable value derivatives is contractually limited to a substantially lower percentage of the notional value. The fair value of the contracts reflects the probability of whether the Firm will be required to perform under the contract. At September 30, 2009, and December 31, 2008, the fair value related to derivative guarantees was a derivative receivable of $232 million and $184 million, respectively, and a derivative payable of $2.2 billion and $5.6 billion, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee under U.S. GAAP, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 123–131 of this Form 10-Q, and Note 32 on pages 202–205 of JPMorgan Chase’s 2008 Annual Report.
Loan sale- and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
As part of the Firm’s loan sale and securitization activities (as described in Note 14 and Note 16 on pages 163–166 and 168–176, respectively, of JPMorgan Chase’s 2008 Annual Report, and Note 13 and Note 15 on pages 142–145 and 147–155, respectively, of this Form 10-Q), the Firm generally makes representations and warranties in its loan sale and securitization agreements that the loans sold meet certain requirements. These agreements may require the Firm (including in its roles as a servicer) to repurchase the loans and/or indemnify the purchaser of the loans against losses due to any breach of such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches under these representations and warranties would be equal to the current amount of assets held by such securitization-related SPEs, plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense.
During the first quarter of 2009, the Firm resolved certain current and future claims for certain loans originated and sold by Washington Mutual. At both September 30, 2009, and December 31, 2008, the Firm had recorded a repurchase liability of $1.1 billion.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as the FNMA, or the FHLMC or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s loan sale transactions have primarily been executed on a nonrecourse basis, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At September 30, 2009, and December 31, 2008, the unpaid principal balance of loans sold with recourse totaled $13.8 billion and $15.0 billion, respectively. The carrying values of the related liability that the Firm had recorded, which is representative of the Firm’s view of the likelihood it would have to perform under this guarantee, were $257 million and $241 million at September 30, 2009, and December 31, 2008, respectively.
NOTE 25 — BUSINESS SEGMENTS
JPMorgan Chase is organized into six major reportable business segments – the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services (“TSS”) and Asset Management (“AM”), as well as a Corporate/Private Equity segment. The segments are based on the products and services provided or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 19–20 of this Form 10-Q, and pages 40–41 and Note 37 on pages 214–215 of JPMorgan Chase’s 2008 Annual Report.
Segment results
The following tables provide a summary of the Firm’s segment results for the three and nine months ended September 30, 2009 and 2008, on a managed basis. The impact of credit card securitization adjustments has been included in reconciling items so that the total Firm results are on a reported basis. Finally, total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense/(benefit). The following tables summarize the business segment results and reconciliation to reported U.S. GAAP results.
Segment results and reconciliation(a)

Three months ended September 30, 2009	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$5,253	$3,064	$831	$474
Net interest income	2,255	5,154	4,328	985

Total net revenue	7,508	8,218	5,159	1,459
Provision for credit losses	379	3,988	4,967	355
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	4,274	4,196	1,306	545

Income/(loss) before income tax expense and extraordinary gain	2,855	34	(1,114)	559
Income tax expense/(benefit)	934	27	(414)	218

Income/(loss) before extraordinary gain	1,921	7	(700)	341
Extraordinary gain	—	—	—	—

Net income/(loss)	$1,921	$7	$(700)	$341

Average common equity	$33,000	$25,000	$15,000	$8,000
Average assets	678,796	401,620	192,141	130,316
Return on average common equity	23%	—%	(19)%	17%
Overhead ratio	57	51	25	37

Three months ended September 30, 2009	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(d)(e)	Total

Noninterest revenue	$1,137	$1,681	$1,563	$(118)	$13,885
Net interest income	651	404	1,031	(2,071)	12,737

Total net revenue	1,788	2,085	2,594	(2,189)	26,622
Provision for credit losses	13	38	62	(1,698)	8,104
Credit reimbursement (to)/from TSS(b)	(31)	—	—	31	—
Noninterest expense(c)	1,280	1,351	503	—	13,455

Income/(loss) before income tax expense and extraordinary gain	464	696	2,029	(460)	5,063
Income tax expense/(benefit)	162	266	818	(460)	1,551

Income before extraordinary gain	302	430	1,211	—	3,512
Extraordinary gain	—	—	76	—	76

Net income	$302	$430	$1,287	$—	$3,588

Average common equity	$5,000	$7,000	$56,468	$—	$149,468
Average assets	33,117	60,345	585,620	(82,779)	1,999,176
Return on average common equity	24%	24%	NM	NM	9%	(f)
Overhead ratio	72	65	NM	NM	51

Segment results and reconciliation(a)

Three months ended September 30, 2008	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$1,388	$1,732	$646	$388
Net interest income	2,678	3,231	3,241	737

Total net revenue	4,066	4,963	3,887	1,125
Provision for credit losses	234	2,056	2,229	126
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	3,816	2,779	1,194	486

Income before income tax expense and extraordinary gain	16	128	464	513
Income tax expense/(benefit)	(866)	64	172	201

Income before extraordinary gain	882	64	292	312
Extraordinary gain	—	—	—	—

Net income	$882	$64	$292	$312

Average common equity	$26,000	$17,000	$14,100	$7,000
Average assets	890,040	265,367	169,413	101,681
Return on average common equity	13%	1%	8%	18%
Overhead ratio	94	56	31	43

Three months ended September 30, 2008	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(d)(e)	Total

Noninterest revenue	$1,230	$1,581	$(1,711)	$489	$5,743
Net interest income/(loss)	723	380	(125)	(1,871)	8,994

Total net revenue	1,953	1,961	(1,836)	(1,382)	14,737
Provision for credit losses	18	20	1,977 (g)	(873)	5,787
Credit reimbursement (to)/from TSS(b)	(31)	—	—	31	—
Noninterest expense(c)	1,339	1,362	161	—	11,137

Income/(loss) before income tax expense and extraordinary gain	565	579	(3,974)	(478)	(2,187)
Income tax expense/(benefit)	159	228	(1,613)	(478)	(2,133)

Income/(loss) before extraordinary gain	406	351	(2,361)	—	(54)
Extraordinary gain	—	—	581	—	581

Net income/(loss)	$406	$351	$(1,780)	$—	$527

Average common equity	$3,500	$5,500	$53,540	$—	$126,640
Average assets	49,386	71,189	284,995	(75,712)	1,756,359
Return on average common equity	46%	25%	NM	NM	(1	)%(f)
Overhead ratio	69	69	NM	NM	76

Segment results and reconciliation(a)

Nine months ended September 30, 2009	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$15,778	$9,601	$2,035	$1,354
Net interest income	7,402	15,422	13,121	2,960

Total net revenue	23,180	25,023	15,156	4,314
Provision for credit losses	2,460	11,711	14,223	960
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	13,115	12,446	3,985	1,633

Income/(loss) before income tax expense	7,605	866	(3,052)	1,721
Income tax expense/(benefit)	2,607	370	(1,133)	674

Income/(loss) before extraordinary gain	4,998	496	(1,919)	1,047
Extraordinary gain	—	—	—	—

Net income/(loss)	$4,998	$496	$(1,919)	$1,047

Average common equity	$33,000	$25,000	$15,000	$8,000
Average assets	707,396	411,693	195,517	137,248
Return on average common equity	20%	3%	(17)%	17%
Overhead ratio	57	50	26	38

Nine months ended September 30, 2009	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(d)(e)	Total

Noninterest revenue	$3,530	$4,549	$1,665	$(16)	$38,496
Net interest income	1,979	1,221	2,885	(6,216)	38,774

Total net revenue	5,509	5,770	4,550	(6,232)	77,270
Provision for credit losses	2	130	71	(4,826)	24,731
Credit reimbursement (to)/from TSS(b)	(91)	—	—	91	—
Noninterest expense(c)	3,887	4,003	1,279	—	40,348

Income/(loss) before income tax expense	1,529	1,637	3,200	(1,315)	12,191
Income tax expense/(benefit)	540	631	1,443	(1,315)	3,817

Income before extraordinary gain	989	1,006	1,757	—	8,374
Extraordinary gain	—	—	76	—	76

Net income	$989	$1,006	$1,833	$—	$8,450

Average common equity	$5,000	$7,000	$49,322	$—	$142,322
Average assets	35,753	59,309	570,107	(82,383)	2,034,640
Return on average common equity	26%	19%	NM	NM	6	%(f)
Overhead ratio	71	69	NM	NM	52

Segment results and reconciliation(a)

Nine months ended September 30, 2008	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$5,797	$5,381	$2,129	$1,105
Net interest income	6,810	9,455	9,437	2,193

Total net revenue	12,607	14,836	11,566	3,298
Provision for credit losses	1,250	6,329	6,093	274
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	11,103	8,031	3,651	1,447

Income before income tax expense	254	476	1,822	1,577
Income tax expense/(benefit)	(935)	220	671	618

Income before extraordinary gain	1,189	256	1,151	959
Extraordinary gain	—	—	—	—

Net income	$1,189	$256	$1,151	$959

Average common equity	$23,781	$17,000	$14,100	$7,000
Average assets	820,497	264,400	163,560	102,374
Return on average common equity	7%	2%	11%	18%
Overhead ratio	88	54	32	44

Nine months ended September 30, 2008	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(d)(e)	Total

Noninterest revenue	$3,876	$4,874	$158	$1,759	$25,079
Net interest income	2,009	1,052	(521)	(5,488)	24,947

Total net revenue	5,885	5,926	(363)	(3,729)	50,026
Provision for credit losses	37	53	2,014 (g)	(2,384)	13,666
Credit reimbursement (to)/from TSS(b)	(91)	—	—	91	—
Noninterest expense(c)	3,884	4,085	44	—	32,245

Income/(loss) before income tax expense	1,873	1,788	(2,421)	(1,254)	4,115
Income tax expense/(benefit)	639	686	(852)	(1,254)	(207)

Income/(loss) before extraordinary gain	1,234	1,102	(1,569)	—	4,322
Extraordinary gain	—	—	581	—	581

Net income/(loss)	$1,234	$1,102	$(988)	$—	$4,903

Average common equity	$3,500	$5,190	$55,307	$—	$125,878
Average assets	54,243	65,518	268,659	(73,966)	1,665,285
Return on average common equity	47%	28%	NM	NM	4	%(f)
Overhead ratio	66	69	NM	NM	64

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.

(b)	In the second quarter of 2009, IB began reporting credit reimbursement from TSS as a component of total net revenue, whereas TSS continues to report its credit reimbursement to IB as a separate line item on its income statement (not part of net revenue). Reconciling items include an adjustment to offset IB’s inclusion of the credit reimbursement in total net revenue. Prior periods have been revised for IB and Reconciling items to reflect this presentation.

(c)	Includes merger costs, which are reported in the Corporate/Private Equity segment. Merger costs attributed to the business segments for the three and nine months ended September 30, 2009 and 2008, were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Investment Bank	$5	$17	$21	$149
Retail Financial Services	54	—	238	—
Card Services	3	—	39	—
Commercial Banking	1	—	6	—
Treasury & Securities Services	3	—	10	—
Asset Management	1	—	4	1
Corporate/Private Equity	36	79	133	101

(d)	Managed results for credit card exclude the impact of credit card securitizations on total net revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the credit performance of the entire managed credit card portfolio, as operations are funded, and decisions are made about allocating resources, such as employees and capital, based on managed information. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Noninterest revenue	$(285)	$(843)	$(1,119)	$(2,623)
Net interest income	1,983	1,716	5,945	5,007
Provision for credit losses	1,698	873	4,826	2,384
Average assets	82,779	75,712	82,383	73,966

(e)	Segment managed results reflect revenue on a tax-equivalent basis, with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three and nine months ended September 30, 2009 and 2008, were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Noninterest revenue	$371	$323	$1,043	$773
Net interest income	89	155	272	481
Income tax expense	460	478	1,315	1,254

(f)	Ratio is based on income/(loss) before extraordinary gain.

(g)	Included $2.0 billion charge to conform Washington Mutual’s loan loss reserves with JPMorgan Chase’s allowance methodology in the third quarter of 2008.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Average		Rate	Average		Rate
	balance	Interest	(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$62,248	$130	0.83%	$41,303	$316	3.04%
Federal funds sold and securities purchased under resale agreements	151,705	368	0.96	164,980	1,558	3.76
Securities borrowed	129,301	(30)	(0.09)	134,651	703	2.07
Trading assets – debt instruments	250,148	3,017	4.78	298,760	4,552	6.06
Securities	359,451	3,281	3.62 (b)	119,443	1,530	5.09 (b)
Loans	665,386	9,450	5.64	536,890	8,514	6.31
Other assets	24,155	133	2.18	37,237	308	3.29

Total interest-earning assets	1,642,394	16,349	3.95	1,333,264	17,481	5.22
Allowance for loan losses	(29,319)			(13,351)
Cash and due from banks	21,256			29,553
Trading assets – equity instruments	66,790			92,300
Trading assets – derivative receivables	99,807			111,214
Goodwill	48,328			45,947
Other intangible assets:
Mortgage servicing rights	14,384			11,811
Purchased credit card relationships	1,389			1,903
All other intangibles	3,595			3,609
Other assets	130,552			140,109

Total assets	$1,999,176			$1,756,359

Liabilities
Interest-bearing deposits	$660,998	$1,086	0.65%	$589,348	$3,351	2.26%
Federal funds purchased and securities loaned or sold under repurchase agreements	303,175	150	0.20	200,032	1,322	2.63
Commercial paper	42,728	24	0.23	47,579	246	2.05
Other borrowings and liabilities(a)	178,985	767	1.70	161,821	1,154	2.84
Beneficial interests issued by consolidated VIEs	19,351	70	1.43	11,431	83	2.87
Long-term debt	271,281	1,426	2.09	261,385	2,176	3.31

Total interest-bearing liabilities	1,476,518	3,523	0.95	1,271,596	8,332	2.61
Noninterest-bearing deposits	191,821			127,099
Trading liabilities – derivative payables	75,458			83,805
All other liabilities, including the allowance for lending-related commitments	97,759			140,119

Total liabilities	1,841,556			1,622,619

Stockholders’ equity
Preferred stock	8,152			7,100
Common stockholders’ equity	149,468			126,640

Total stockholders’ equity	157,620			133,740

Total liabilities and stockholders’ equity	$1,999,176			$1,756,359

Interest rate spread			3.00%			2.61%
Net interest income and net yield on interest-earning assets		$12,826	3.10%		$9,149	2.73%

(a)	Includes securities sold but not yet purchased.

(b)	For the quarters ended September 30, 2009 and 2008, the annualized rates for available-for-sale securities, based on amortized cost, were 3.64% and 5.04%, respectively.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Average		Rate	Average		Rate
	balance	Interest	(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$72,849	$819	1.50%	$37,378	$1,025	3.66%
Federal funds sold and securities purchased under resale agreements	151,606	1,386	1.22	158,195	4,498	3.80
Securities borrowed	124,127	(40)	(0.04)	106,258	2,013	2.53
Trading assets – debt instruments	249,223	9,294	4.99	307,899	13,369	5.80
Securities	331,981	9,377	3.78 (b)	106,392	4,190	5.26 (b)
Loans	696,526	29,799	5.72	533,829	26,311	6.58
Other assets	29,389	372	1.69	17,694	462	3.49

Total interest-earning assets	1,655,701	51,007	4.12	1,267,645	51,868	5.47
Allowance for loan losses	(26,725)			(11,667)
Cash and due from banks	23,740			32,071
Trading assets – equity instruments	64,363			90,220
Trading assets – derivative receivables	118,560			104,816
Goodwill	48,225			45,809
Other intangible assets:
Mortgage servicing rights	12,605			10,017
Purchased credit card relationships	1,485			2,062
All other intangibles	3,729			3,783
Other assets	132,957			120,529

Total assets	$2,034,640			$1,665,285

Liabilities
Interest-bearing deposits	$689,660	$3,937	0.76%	$600,554	$11,551	2.57%
Federal funds purchased and securities loaned or sold under repurchase agreements	273,368	519	0.25	194,446	4,184	2.87
Commercial paper	37,964	86	0.30	47,496	904	2.54
Other borrowings and liabilities(a)	207,504	2,303	1.48	127,076	3,544	3.73
Beneficial interests issued by consolidated VIEs	14,569	165	1.52	14,490	315	2.90
Long-term debt	268,158	4,951	2.47	230,472	5,942	3.44

Total interest-bearing liabilities	1,491,223	11,961	1.07	1,214,534	26,440	2.91
Noninterest-bearing deposits	196,270			122,011
Trading liabilities – derivative payables	82,781			81,568
All other liabilities, including the allowance for lending-related commitments	99,315			117,399

Total liabilities	1,869,589			1,535,512

Stockholders’ equity
Preferred stock	22,729			3,895
Common stockholders’ equity	142,322			125,878

Total stockholders’ equity	165,051			129,773

Total liabilities and stockholders’ equity	$2,034,640			$1,665,285

Interest rate spread			3.05%			2.56%
Net interest income and net yield on interest-earning assets		$39,046	3.15%		$25,428	2.68%

(a)	Includes securities sold but not yet purchased.

(b)	For the nine months ended September 30, 2009 and 2008, the annualized rates for available-for-sale securities, based on amortized cost, were 3.77% and 5.25%, respectively.

GLOSSARY OF TERMS
ACH: Automated Clearing House.
Advised lines of credit: An authorization which specifies the maximum amount of a credit facility the Firm has made available to an obligor on a revolving but nonbinding basis. The borrower receives written or oral advice of this facility. The Firm may cancel this facility at any time.
AICPA: American Institute of Certified Public Accountants.
Allowance for loan losses to total loans: Represents period-end Allowance for loan losses divided by retained loans.
Assets under management: Represent assets actively managed by Asset Management on behalf of Institutional, Retail, Private Banking, Private Wealth Management and Bear Stearns Private Client Services clients. Excludes assets managed by American Century Companies, Inc. in which the Firm has a 42% ownership interest as of September 30, 2009.
Assets under supervision: Represent assets under management, as well as custody, brokerage, administration and deposit accounts.
Average managed assets: Refer to total assets on the Firm’s Consolidated Balance Sheets plus credit card receivables that have been securitized and removed from the Firm’s Consolidated Balance Sheets.
Beneficial interest issued by consolidated VIEs: Represents the interest of third-party holders of debt/equity securities, or other obligations, issued by VIEs that JPMorgan Chase consolidates. The underlying obligations of the VIEs consist of short-term borrowings, commercial paper and long-term debt. The related assets consist of trading assets, available-for-sale securities, loans and other assets.
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
Contractual credit card charge-off: In accordance with the Federal Financial Institutions Examination Council policy, credit card loans are charged off by the end of the month in which the account becomes 180 days past due, or within 60 days from receiving notification of the filing of bankruptcy, whichever is earlier.
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
EITF: Emerging Issues Task Force.
FASB: Financial Accounting Standards Board.
FICO: Fair Isaac Corporation.
Foreign exchange contracts: Include foreign exchange forward contracts and cross-currency swaps. Foreign exchange forward contracts exchange the currency of one country for the currency of another at an agreed-upon price on an agreed-upon future settlement date. Cross-currency swaps are contracts between two parties to exchange interest and principal payments in one currency for the same in another currency.
Forward points: Represents the interest rate differential between two currencies, which is either added to or subtracted from the current exchange rate (i.e., “spot rate”) to determine the forward exchange rate.
Headcount-related expense: Includes salary and benefits, and other noncompensation costs related to employees.
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
Mortgage product types:
Alt-A
Alt-A loans are generally higher in credit quality than subprime loans but have characteristics that would disqualify the borrower from a traditional prime loan. Alt-A lending characteristics may include one or more of the following: (i) limited documentation; (ii) high combined-loan-to-value (“CLTV”) ratio; (iii) loans secured by non-owner occupied properties; or (iv) debt-to-income ratio above normal limits. Perhaps the most important characteristic is limited documentation. A substantial proportion of traditional Alt-A loans is those where a borrower does not provide complete documentation of assets or the amount or source of income.

Option ARMs
The option ARM home loan product is an adjustable-rate mortgage loan that provides the borrower with the option each month to make a fully amortizing, interest-only or minimum payment. The minimum payment on an option ARM loan is based on the interest rate charged during the introductory period. This introductory rate has usually been significantly below the fully indexed rate. The fully indexed rate is calculated using an index rate plus a margin. Once the introductory period ends, the contractual interest rate charged on the loan increases to the fully indexed rate and adjusts monthly to reflect movements in the index. The minimum payment is typically insufficient to cover interest accrued in the prior month and will “negatively amortize” as any unpaid interest is deferred and added to the principal balance of the loan. Option ARMs typically become fully amortizing loans upon reaching a negative amortization cap or on dates specified in the borrowing agreement, at which time the required payment generally increases substantially.
The minimum payment on an option ARM is typically subject to adjustment on each anniversary date of the loan, but each increase or decrease is limited to a fixed percentage of the minimum payment amount unless and until a “recasting event” occurs (every 60 months or sooner, if a negative amortization cap is reached). When a recasting event occurs, a new minimum payment is calculated without regard to any limits that would otherwise apply under the annual payment cap. This new minimum monthly payment is calculated to be sufficient to fully repay the principal balance of the loan, including a deferred unpaid interest, over the remainder of the loan term using the fully-indexed rate then in effect.
Prime
Prime mortgage loans are made to borrowers with good credit records and a monthly income that is at least three to four times greater than their monthly housing expense (mortgage payments plus taxes and other debt payments). These borrowers provide full documentation and generally have reliable payment histories.
Subprime
Subprime loans are designed for customers with one or more high-risk characteristics, including but not limited to: (i) unreliable or poor payment histories; (ii) a high loan-to-value (“LTV”) ratio of greater than 80% (without borrower-paid mortgage insurance); (iii) a high debt-to-income ratio; (iv) an occupancy type for the loan other than the borrower’s primary residence; or (v) a history of delinquencies or late payments on the loan.
MSAs: Metropolitan Statistical Areas.
NA: Data is not applicable or available for the period presented.
Net charge-off ratio: Represents net charge-offs (annualized) divided by average retained loans for the reporting period.
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
Personal bankers: Retail branch office personnel who acquire new customers and retain and expand existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.
Portfolio activity: Describes changes to the risk profile of existing lending-related exposures and their impact on the allowance for credit losses from changes in customer profiles and inputs used to estimate the allowances.
Pre-provision profit: Total net revenue less noninterest expense.
Principal transactions: Realized and unrealized gains and losses from trading activities (including physical commodities inventories that are accounted for at the lower of cost or fair value) and changes in fair value associated with financial instruments held by the Investment Bank for which the fair value option was elected. Principal transactions revenue also includes private equity gains and losses.

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
Retained Loans: Total loans excluding loans held-for-sale and loans at fair value.
Risk-layered loans: Loans with multiple high-risk elements.
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

LINE-OF-BUSINESS METRICS
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
Equity markets include client and portfolio management revenue related to market-making and proprietary risk-taking across global equity products, including cash instruments, derivatives and convertibles.
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
Retail Financial Services
Description of selected business metrics within Retail Banking:
Personal bankers — Retail branch office personnel who acquire new customers and retain and expand existing customer relationships by assessing customer needs and recommending and selling appropriate banking products and services.
Sales specialists — Retail branch office personnel who specialize in the marketing of a single product, including mortgages, investments and business banking, by partnering with the personal bankers.
Mortgage banking revenue comprises the following:
Production revenue includes net gains or losses on originations and sales of prime and subprime mortgage loans and other production-related fees.
Net mortgage servicing revenue includes the following components:
(a)	Operating revenue comprises:
–	all gross income earned from servicing third-party mortgage loans, including stated service fees, excess service fees, late fees and other ancillary fees; and

–	modeled servicing portfolio runoff (or time decay).
(b)	Risk management comprises:
–	changes in the fair value of the MSR asset due to market-based inputs, such as interest rates and volatility, as well as updates to assumptions used in the MSR valuation model; and

–	derivative valuation adjustments and other, which represent changes in the fair value of derivative instruments used to offset the impact of changes in the market-based inputs to the MSR valuation model.
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
Correspondent — Banks, thrifts, other mortgage banks and other financial institutions that sell closed loans to the Firm.
Correspondent negotiated transactions (“CNTs”) — These transactions occur when mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell loans in bulk to the Firm, and the Firm resells the loans, while retaining the servicing. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.

Card Services
Description of selected business metrics within CS:
Charge volume — Dollar amount of cardmember purchases, balance transfers and cash advance activity.
Net accounts opened — Includes originations, purchases and sales.
Merchant acquiring business — A business that processes bank card transactions for merchants.
Bank card volume — Dollar amount of transactions processed for merchants.
Total transactions — Number of transactions and authorizations processed for merchants.
Commercial Banking
Commercial Banking revenue comprises the following:
Lending include a variety of financing alternatives, which are primarily provided on a basis secured by receivables, inventory, equipment, real estate or other assets. Products include term loans, revolving lines of credit, bridge financing, asset-based structures and leases.
Treasury services include a broad range of products and services enabling clients to transfer, invest and manage the receipt and disbursement of funds, while providing the related information reporting. These products and services include U.S. dollar and multi-currency clearing, ACH, lockboxes, disbursement and reconciliation services, check deposits, other check and currency—related services, trade finance and logistics solutions, commercial card and deposit products, sweeps and money market mutual funds.
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
Description of selected business metrics within CB:
Liability balances include deposits and deposits that are swept to on—balance sheet liabilities, such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
IB revenue, gross represents total revenue related to investment banking products sold to CB clients.
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
Description of selected business metrics within TSS:
Liability balances include deposits and deposits that are swept to on—balance sheet liabilities, such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
Asset Management
Assets under management — Assets actively managed by Asset Management on behalf of Institutional, Retail, Private Banking, Private Wealth Management and Bear Stearns Private Client Services clients. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 42% ownership interest as of September 30, 2009.
Assets under supervision — Assets under management as well as custody, brokerage, administration and deposit accounts.
Alternative assets — Hedge funds, currency, real estate and private equity.
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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:
•	local, regional and international business, economic and political conditions and geopolitical events;

•	changes in trade, monetary and fiscal policies and laws;

•	securities and capital markets behavior, including changes in market liquidity and volatility;

•	changes in investor sentiment or consumer spending or savings behavior;

•	the Firm’s ability to manage effectively its liquidity;

•	credit ratings assigned to the Firm, its subsidiaries or their securities;

•	the Firm’s reputation;

•	the Firm’s ability to deal effectively with an economic slowdown or other economic or market difficulty;

•	technology changes instituted by the Firm, its counterparties or competitors;

•	mergers and acquisitions, including the Firm’s ability to integrate acquisitions;

•	the Firm’s ability to develop new products and services;

•	acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;

•	the Firm’s ability to attract and retain employees;

•	the Firm’s ability to control expense;

•	competitive pressures;

•	changes in the credit quality of the Firm or its customers and counterparties;

•	adequacy of the Firm’s risk management framework;

•	changes in laws and regulatory requirements or adverse judicial proceedings;

•	changes in applicable accounting policies;

•	the Firm’s ability to determine accurate values of certain assets and liabilities;

•	occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other commodity-related activities;

•	the other risks and uncertainties detailed in Part 1, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A: Risk Factors in the Firm’s Form 10-Q for the quarter ended June 30, 2009.

Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made, and JPMorgan Chase does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 84—91 of this Form 10-Q.
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
Part II Other Information
Item 1 Legal Proceedings
The following information supplements and amends the disclosure set forth under Part 1, Item 3 “Legal Proceedings” in the Firm’s 2008 Annual Report on Form 10-K, Part II, Item 1 “Legal Proceedings” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2009 and Part II, Item 1 “Legal Proceedings” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2009 (the “Firm’s SEC filings”).
Municipal Derivatives Investigation and Litigation. J.P. Morgan Securities Inc (“JPMSI”) has settled this matter with the SEC.  Under the terms of the settlement, JPMSI consented to the entry of an administrative order finding that JPMSI violated Sections 17(a)(2) and (3) of the Securities Act of 1933, Section 15B(c)(1) of the Securities Exchange Act of 1934, and Municipal Securities Rulemaking Board Rule G-17 in connection with bond underwritings and related swap transactions in 2002 and 2003 by failing to disclose in confirmations and official deal documents descriptions of payments that had been made to mostly local Alabama businesses at the direction of representatives of the Jefferson County Commission.  JPMSI entered into the settlement without admitting or denying the SEC’s findings. Pursuant to the terms of the settlement, JPMSI will pay a $25 million penalty. In addition, JPMSI has undertaken to relinquish claims against the County that arose when the County defaulted on various swap agreements and will provide $50 million to the county for the purpose of assisting the County’s displaced employees, residents, and sewer rate payers.
In the coordinated Multi-District Litigation (“MDL”) antitrust proceeding in the Southern District of New York, the defendants, including JPMorgan Chase and Bear Stearns, have filed motions to dismiss the second consolidated amended class action complaint. Briefing is expected to be completed on November 18, 2009. As noted previously, certain class and individual antitrust actions that are not part of this class action are proceeding separately in the MDL court, and plaintiffs in those actions filed amended complaints on September 15, 2009.
Bear Stearns Hedge Fund Matters. As previously reported, a purported investor in the High Grade Fund had withdrawn from the Joint Voluntary Liquidators’ action and had commenced a separate derivative action in New York State Supreme Court against the Bear Stearns defendants and others. This case has removed to federal court, and plaintiff filed an amended complaint that seeks damages of no less than $1.1 billion, plus declaratory relief. The Bear Stearns defendants have not yet responded to the amended complaint.
In the action brought by Bank of America and Bank of America Securities related to a sale of assets from the High Grade and Enhanced Leveraged Funds to Bank of America Securities, the Court on September 30, 2009 largely denied the Bear Stearns defendants’ motion to dismiss, and discovery is ongoing.
IPO allocation litigation. On October 5, 2009, the United States District Court for the Southern District of New York issued an opinion and order granting plaintiffs’ motion for an order of final approval of the settlement, plan of allocation, and class certification. The Firm’s share of the settlement is approximately $62 million. On or about October 23, 2009, three class members filed a petition in the United States Court of Appeals for the Second Circuit seeking review of the decision approving the settlement, contending that the District Court abused its discretion in certifying the settlement class.

In the Section 16(b) cases, alleging JPMSI and Bear Stearns violated Section 16(b) of the Securities Exchange Act of 1934 by engaging in purchase and sale transactions in the same security within six months of each other, which cases are on appeal to the United States Court of Appeals for the Ninth Circuit, briefing will be completed in mid-November 2009.
Mortgage-Backed Securities Litigation. On September 23, 2009, the Federal Home Loan Bank of Pittsburgh (the “FHLB-Pittsburgh”) brought an action in state court in Pennsylvania against a variety of JPMorgan entities and ratings agencies, including JPMSI and Chase Home Finance, relating to FHLB-Pittsburgh’s purchases of tranches of five mortgage-backed securities offerings, four of which tranches are already the subject of the cases pending in the United States District Courts for the Southern and Eastern Districts of New York. The Pennsylvania state case has been removed to the United States District Court for the Western District of Pennsylvania. The defendants do not anticipate being required to respond to the complaint until after a decision is rendered on a motion to remand the case back to state court.
The United States District Court for the Western District of Washington has consolidated the previously disclosed nationwide class actions, the “State Filed Action” and “Federal Filed Action”, which were filed by investors against Washington Mutual Bank and other defendants alleging violations of the federal securities laws in connection with the sale of mortgage-backed securities. A consolidated amended complaint is anticipated to be filed on November 23, 2009.
On October 9, 2009, a consolidated class action complaint was filed in the United States District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various trusts sponsored by affiliates of IndyMac Bancorp (“IndyMac trusts”). JPMSI, along with numerous other underwriters and individuals, is named as a defendant, both in its own capacity and as successor to Bear Stearns, as Bear Stearns and JPMSI underwrote in excess of $3 billion of the securities at issue in the complaint. The underwriters plan to file a motion to dismiss.
On September 23, 2009, the FHLB-Pittsburgh brought an action in state court in Pennsylvania against JPMorgan Chase & Co. and certain ratings agencies, relating to its purchase of a $100 million mortgage pass-through certificate issued by an IndyMac trust, which is also the subject of another purported class action pending in the United States District Court for the Southern District of New York. The case has been removed to the United States District Court for the Western District of Pennsylvania. The defendants do not anticipate being required to respond to the complaint until after a decision is rendered on a motion to remand the case back to state court.
On September 22, 2009, MBIA Insurance Corp filed an action against JPMorgan Chase & Co., as successor to Bear Stearns, and other underwriters, in state court in California relating to certain certificates issued by three IndyMac trusts, as to two of which Bear Stearns was an underwriter. MBIA claims that it has paid out over $487 million on its guarantees and is exposed to claims in excess of an additional $566 million. The case has been removed to the United States District Court for the Central District of California.
The Firm continues to be named as a defendant in other litigation in its capacity as an underwriter for other issuers in additional litigation involving MBS trusts.
Auction-Rate Securities Investigations and Litigation. With respect to the regulatory investigations, JPMorgan Chase is in the process of finalizing consent agreements with all North American Securities Administrator Association’s (“NASAA”) member states. Approximately 20 consent agreements have been finalized to date. With respect to the two putative antitrust class actions pending in the Southern District of New York, limited discovery has begun.
Washington Mutual Litigation. On September 4, 2009, in the previously disclosed action commenced by WMI against the FDIC in the United States District Court for the District of Columbia (the “District Court Action”), JPMorgan Chase answered the FDIC’s counterclaims, which named JPMorgan Chase as a party, and asserted its own cross claims and counterclaims. On October 5, 2009, the District Court granted JPMorgan Chase’s motion to intervene as a defendant with respect to the original complaint filed by WMI.
On August 24, 2009, in JPMorgan Chase’s adversary proceeding in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Case”), seeking a determination that JPMorgan Chase has legal title to and beneficial ownership in the Washington Mutual assets in dispute, the Bankruptcy Court denied JPMorgan Chase’s motion to dismiss counterclaims brought by WMI and its wholly-owned subsidiary, WMI Investment Corp. (together, the “Debtors”). On September 21, 2009, JPMorgan Chase answered Debtors’ counterclaims.
As previously disclosed, in the Bankruptcy Case, Debtors moved in May 2009 for summary judgment in the adversary proceeding against JPMorgan Chase in which the Debtors seek turnover of approximately $4 billion in purported deposit funds. That motion has been fully briefed and argued, but no decision has been issued by the Bankruptcy Court.

In both JPMorgan Chase’s and the Debtors’ adversary proceedings, JPMorgan Chase and the FDIC have argued that the Bankruptcy Court lacks jurisdiction to adjudicate certain claims. On September 18, 2009, JPMorgan Chase and the FDIC filed papers with the United States District Court for the District of Delaware appealing the Bankruptcy Court’s rulings rejecting those jurisdictional arguments. JPMorgan Chase is also appealing a separate Bankruptcy Court decision holding, in part, that the Bankruptcy Court could proceed with certain matters while the first appeal is pending.
On September 10, 2009, the United States District Court for the Southern District of Texas granted the FDIC’s motion to transfer the Texas Action, in which plaintiffs are seeking unspecified damages alleging JPMorgan Chase acquired the assets of Washington Mutual Bank at too low a price, to the United States District Court for the District of Columbia. The plaintiffs are seeking leave to appeal that transfer and the denial of their motion to remand the case back to state court.
In addition to the various cases, proceedings and investigations discussed above, JPMorgan Chase and its subsidiaries are named as defendants or otherwise involved in a number of other legal actions and governmental proceedings arising in connection with their businesses. Additional actions, investigations or proceedings may be initiated from time to time in the future. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. JPMorgan Chase believes, based on its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the outcome of the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the Firm’s consolidated financial condition. However, in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.
Item 1A Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors, on pages 4—10 of JPMorgan Chase’s 2008 Annual Report on Form 10-K, Risk Factors on page 179 of JPMorgan Chase’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and Forward-Looking Statements on pages 184—185 of this Form 10-Q.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2009, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: on July 23, 2009, 948 shares were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
The Board of Directors has amended the Firm’s repurchase program, pursuant to which the Firm is authorized to purchase up to $10.0 billion of its common stock, to authorize the repurchase of warrants for its common stock if and as they become available. During the third quarter of 2009, under the repurchase program, the Firm did not effect any repurchases. As of September 30, 2009, $6.2 billion of authorized repurchase capacity remained under the $10.0 billion repurchase program with respect to repurchases of common stock, and as of the date of this Form 10-Q, all the authorized repurchase capacity remained with respect to the warrants.
The Firm has determined that it may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock and warrants in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase shares and warrants during periods when it would not otherwise be repurchasing common stock and warrants, for example during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material nonpublic information.

Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the third quarter of 2009 were as follows:

For the nine months ended	Total shares	Average price paid
September 30, 2009	repurchased	per share

First quarter	986,407	$19.53

Second quarter	659	32.43

July	134	33.61
August	52	43.25
September	67	44.36

Third quarter	253	38.44

Year-to-date	987,319	$19.54

Item 3 Defaults Upon Senior Securities
None
Item 4 Submission of Matters to a Vote of Security Holders
None
Item 5 Other Information
None
Item 6 Exhibits
31.1—Certification
31.2—Certification
32—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Includes the following materials from JPMorgan Chase & Co. contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, which is tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.

(Registrant)

Date: November 9, 2009	By	/s/ Louis Rauchenberger
Louis Rauchenberger

Managing Director and Controller
[Principal Accounting Officer]

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBITS

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema Document††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document††

†	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

††	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.