Form 10-K
period 2009-12-31
J P MORGAN CHASE & CO
filed 2010-02-24
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009	Commission file
number 1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

270 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock	The New York Stock Exchange
The London Stock Exchange
The Tokyo Stock Exchange
Warrants, each to purchase one share of Common Stock	The New York Stock Exchange
Depositary Shares each representing a one-fourth interest in a share of 6.15% Cumulative Preferred Stock, Series E	The New York Stock Exchange
Depositary Shares each representing a one-fourth interest in a share of 5.72% Cumulative Preferred Stock, Series F	The New York Stock Exchange
Depositary Shares each representing a one-fourth interest in a share of 5.49% Cumulative Preferred Stock, Series G	The New York Stock Exchange
Depositary Shares each representing a one-four hundredth interest in a share of 8.625% Non-Cumulative Preferred Stock, Series J	The New York Stock Exchange
Guarantee of 7.00% Capital Securities, Series J, of J.P. Morgan Chase Capital X	The New York Stock Exchange
Guarantee of 5 7/8% Capital Securities, Series K, of J.P. Morgan Chase Capital XI	The New York Stock Exchange
Guarantee of 6.25% Capital Securities, Series L, of J.P. Morgan Chase Capital XII	The New York Stock Exchange
Guarantee of 6.20% Capital Securities, Series N, of J.P. Morgan Chase Capital XIV	The New York Stock Exchange
Guarantee of 6.35% Capital Securities, Series P, of J.P. Morgan Chase Capital XVI	The New York Stock Exchange
Guarantee of 6.625% Capital Securities, Series S, of J.P. Morgan Chase Capital XIX	The New York Stock Exchange
Guarantee of 6.875% Capital Securities, Series X, of J.P. Morgan Chase Capital XXIV	The New York Stock Exchange
Guarantee of Fixed-to-Floating Rate Capital Securities, Series Z, of JPMorgan Chase Capital XXVI	The New York Stock Exchange
Guarantee of Fixed-to-Floating Rate Capital Securities, Series BB, of JPMorgan Chase Capital XXVIII	The New York Stock Exchange
Guarantee of 7.20% Preferred Securities of BANK ONE Capital VI	The New York Stock Exchange
KEYnotes Exchange Traded Notes Linked to the First Trust Enhanced 130/30 Large Cap Index	NYSE Arca, Inc.
Alerian MLP Index ETNs due May 24, 2024	NYSE Arca, Inc.
Buffer Notes Based Upon S&P 500® Index due November 24, 2010	NYSE Arca, Inc.
Euro Floating Rate Global Notes due July 27, 2012	The NYSE Alternext U.S. LLC
Principal Protected Notes Linked to S&P 500® Index due September 30, 2010	The NYSE Alternext U.S. LLC
Principal Protected Notes Linked to the Dow Jones Industrial AverageSM due March 23, 2011	The NYSE Alternext U.S. LLC
Medium Term Notes, Linked to a Basket of Three International Equity Indices due August 2, 2010	The NYSE Alternext U.S. LLC
Securities registered pursuant to Section 12(g) of the Act: none
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
     The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates of JPMorgan Chase & Co. on June 30, 2009 was approximately $133,193,936,622.
Number of shares of common stock outstanding on January 31, 2010: 3,973,010,673
Documents incorporated by Reference: Portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 18, 2010, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

		Page
Part I

Item 1	Business	1
	Overview	1
	Business segments	1
	Competition	1
	Supervision and regulation	1–4
	Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials	246–250
	Return on equity and assets	38, 241–242, 246
	Securities portfolio	187–191, 251
	Loan portfolio	95–115, 192–196, 252–256
	Summary of loan and lending-related commitments loss experience	115–117, 196–198, 257–258
	Deposits	218, 258
	Short-term and other borrowed funds	219, 259
Item 1A	Risk factors	4–10
Item 1B	Unresolved SEC Staff comments	10
Item 2	Properties	10–11
Item 3	Legal proceedings	11–16
Item 4	Submission of matters to a vote of security holders	17
	Executive officers of the Registrant	17

Part II
Item 5	Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities	18
Item 6	Selected financial data	19
Item 7	Management’s discussion and analysis of financial condition and results of operations	19
Item 7A	Quantitative and qualitative disclosures about market risk	19
Item 8	Financial statements and supplementary data	19
Item 9	Changes in and disagreements with accountants on accounting and financial disclosure	19
Item 9A	Controls and procedures	19
Item 9B	Other information	19

Part III
Item 10	Directors, executive officers and corporate governance	19
Item 11	Executive compensation	19
Item 12	Security ownership of certain beneficial owners and management and related stockholder matters	20
Item 13	Certain relationships and related transactions, and director independence	20
Item 14	Principal accounting fees and services	20

Part IV
Item 15	Exhibits, financial statement schedules	20–23
EX-10.7
EX-10.23
EX-10.24
EX-10.27
EX-12.1
EX-12.2
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I
ITEM 1: BUSINESS

Overview
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is a financial holding company incorporated under Delaware law in 1968. JPMorgan Chase is one of the largest banking institutions in the United States of America (“U.S.”), with $2.0 trillion in assets, $165.4 billion in stockholders’ equity and operations in more than 60 countries.
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
The Firm’s website is www.jpmorganchase.com. JPMorgan Chase makes available free of charge, through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the U.S. Securities and Exchange Commission (the “SEC”). The Firm has adopted, and posted on its website, a Code of Ethics for its Chairman and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers.
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
A description of the Firm’s business segments and the products and services they provide to their respective client bases is provided in the “Business segment results” section of Management’s discussion and analysis of financial condition and results of operations (“MD&A”), beginning on page 53 and in Note 34 on page 237.
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
Recent Events affecting the Firm: Events since early 2008 affecting the financial services industry and, more generally, the financial markets and the economy as a whole, have led to various proposals for changes in the regulation of the financial services industry. In 2009, the House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009, which, among other things, calls for the establishment of a Consumer Financial Protection Agency having broad authority to regulate providers of credit, savings, payment and other consumer financial products and services; creates a new structure for resolving troubled or failed financial institutions; requires certain over-the-counter derivative transactions to be cleared in a central clearinghouse and/or effected on the exchange; revises the assessment base for the calculation of the Federal Deposit Insurance Corporation (“FDIC”) assessments; and creates a structure to regulate systemically important financial companies, including providing regulators with the power to require such companies to sell or transfer assets and terminate activities if they determine that the size or scope of activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States. Other proposals have been made both domestically and internationally, including additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage. It is not clear at this time which of these proposals will be finally enacted into law, or what form they will take, or what new proposals may be made, as the debate over financial reform continues in 2010. The description below summarizes the current regulatory structure in which the Firm operates, could change significantly and, accordingly, the structure of the Firm and the products and services it offers could also change significantly as a result.

Part I

Permissible business activities: JPMorgan Chase elected to become a financial holding company as of March 13, 2000, pursuant to the provisions of the Gramm-Leach-Bliley Act (“GLBA”). Under regulations implemented by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), if any depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act (“CRA”), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. At December 31, 2009, the depository-institution subsidiaries of JPMorgan Chase met the capital, management and CRA requirements necessary to permit the Firm to conduct the broader activities permitted under GLBA.
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
Regulation by Federal Reserve Board under GLBA: Under GLBA’s system of “functional regulation,” the Federal Reserve Board acts as an “umbrella regulator,” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional authorities based on the particular activities of those subsidiaries. JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., are regulated by the Office of the Comptroller of the Currency (“OCC”). See “Other supervision and regulation” below for a further description of the regulatory supervision to which the Firm’s subsidiaries are subject.
Dividend restrictions: Federal law imposes limitations on the payment of dividends by national banks. Dividends payable by JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., as national bank subsidiaries of JPMorgan Chase, are limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” See Note 28 on page 228 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at January 1, 2010 and 2009, to their respective bank holding companies without the approval of their banking regulators.
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
For a discussion of additional dividend restrictions relating to the Capital Purchase Program, see Note 23 on pages 222-223.
Capital requirements: Federal banking regulators have adopted risk-based capital and leverage guidelines that require the Firm’s capital-to-assets ratios to meet certain minimum standards.
The risk-based capital ratio is determined by allocating assets and specified off–balance sheet financial instruments into risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a total capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 capital ratio of 4%. For a further description of these guidelines, see Note 29 on pages 228–229.
The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that are considered “strong” under Federal Reserve Board guidelines or which have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans.
The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (“Basel II”). U.S. banking regulators published a final Basel II rule in December 2007 which requires JPMorgan Chase to implement Basel II at the holding company level, as well as at certain of its key U.S. bank subsidiaries. For additional information regarding Basel II, see Regulatory capital on page 83.
Effective January 1, 2008, the SEC authorized JPMorgan Securities to use the alternative method of computing net capital for broker/dealers that are part of Consolidated Supervised Entities as defined by SEC rules. Accordingly, JPMorgan Securities may calculate deductions for market risk using its internal market risk models. For additional information regarding the Firm’s regulatory capital, see Regulatory capital on pages 83–84.
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
Deposit Insurance: Under current FDIC regulations, each depository institution is assigned to a risk category based on capital and supervisory measures. In 2009, the FDIC revised the method for calculating the assessment rate for depository institutions by introducing several adjustments to an institution’s initial base assessment rate. A depository institution is assessed premiums by the FDIC based on its risk category as adjusted and the amount of deposits held. Higher levels of banks failures over the past two years have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the amount of FDIC insurance coverage for insured deposits has been increased generally from $100,000 per depositor to $250,000 per depositor. In light of the increased stress on the deposit insurance fund caused by these developments, and in order to maintain a strong funding position and restore the reserve ratios of the deposit insurance fund, the FDIC imposed a special assessment in June, 2009, has increased assessment rates of insured institutions generally, and required them to prepay on December 30, 2009 the premiums that are expected to become due over the next three years.
Powers of the FDIC upon insolvency of an insured depository institution: If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. The above provisions would be applicable to obligations and liabilities of JPMorgan Chase’s subsidiaries that are insured depository institutions, such as JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., including, without limitation, obligations under senior or subordinated debt issued by those banks to investors (referred to below as “public noteholders”) in the public markets.
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
The bank subsidiaries of JPMorgan Chase are subject to certain restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Firm and certain other affiliates,

Part I

and on investments in stock or securities of JPMorgan Chase and those affiliates. These restrictions prevent JPMorgan Chase and other affiliates from borrowing from a bank subsidiary unless the loans are secured in specified amounts and are subject to certain other limits. For more information, see Note 28 on page 230.
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
The Firm conducts securities underwriting, dealing and brokerage activities in the U.S. through JPMorgan Securities and other broker-dealer subsidiaries, all of which are subject to regulations of the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange, among others. The Firm conducts similar securities activities outside the U.S. subject to local regulatory requirements. In the United Kingdom (“U.K.”), those activities are conducted by J.P. Morgan Securities Ltd., which is regulated by the Financial Services Authority of the U.K. The operations of JPMorgan Chase mutual funds also are subject to regulation by the SEC.
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
ITEM 1A: RISK FACTORS
The following discussion sets forth some of the more important risk factors that could materially affect our financial condition and operations. Other factors that could affect our financial condition and operations are discussed in the “Forward-looking statements” section on page 135. However, factors besides those discussed below, in MD&A or elsewhere in this or other reports that we filed or furnished with the SEC, also could adversely affect us. You should not consider any descriptions of such factors to be a complete set of all potential risks that could affect us.
Our results of operations have been, and may continue to be, adversely affected by U.S. and international financial market and economic conditions.
Our businesses have been, and in the future will continue to be, materially affected by economic and market conditions, including factors such as the liquidity of the global financial markets; the level and volatility of debt and equity prices, interest rates and currency and commodities prices; investor sentiment; corporate or other scandals that reduce confidence in the financial markets; inflation; the availability and cost of capital and credit; the occurrence of natural disasters, acts of war or terrorism; and the degree to which U.S. or international economies are expanding or experiencing recessionary pressures. These factors can affect, among other things, the activity levels of clients with respect to the size, number and timing of transactions involving our investment and commercial banking businesses, including our underwriting and advisory businesses; the realization of cash returns from our private equity and principal investments businesses; the volume of transactions that we execute for our customers and, therefore, the revenue we receive from commissions and spreads; the number and size of underwritings we manage on behalf of clients; and the willingness of financial sponsors or other investors to participate in loan syndications or underwritings managed by us.
We generally maintain large trading portfolios in the fixed income, currency, commodity and equity markets and we may have from time to time significant positions, including positions in securities in markets that lack pricing transparency or liquidity. The revenue derived from mark-to-market values of our businesses are affected by many factors, including our credit standing; our success in effectively hedging our market and other risks; volatility in interest rates and equity, debt and commodities markets; credit spreads and availability of liquidity in the capital markets; and other economic and business factors. We anticipate that revenue relating to our trading and principal investment businesses will continue to experience volatility and there can be no assurance that such volatility relating to the above factors or other conditions that may affect pricing or our ability to realize returns from such investments could not materially adversely affect our earnings.

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
During 2008, U.S. and global financial markets were extremely volatile and were materially and adversely affected by a significant lack of liquidity, loss of confidence in the financial sector, disruptions in the credit markets, reduced business activity, rising unemployment, declining home prices, and erosion of consumer confidence. These factors contributed to adversely affecting our business, financial condition and results of operations in 2008 and into early 2009. While the business environment stabilized during the latter half of 2009, the current economic environment remains weak, which affects our businesses’ profitability.
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
During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions and adopted a rule in November 2009 requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. If there are additional bank or financial institutions failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future increases of FDIC insurance premiums may adversely impact our earnings.
In connection with the sale and securitization of loans (whether with or without recourse), the originator is generally required to make a variety of customary representations and warranties regarding both the originator and the loans being sold or securitized. We and certain of our subsidiaries, as well as entities acquired by us as part of the Bear Stearns merger, and the Washington Mutual and other transactions, have made such representations and warranties in connection with the sale and securitization of loans, and we will continue to do so in the ordinary course of our lending business.
If a loan does not comply with such representations or warranties is sold or securitized, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses. In 2009, the costs of repurchasing mortgage loans that had been sold to government agencies such as Freddie Mac and Fannie Mae increased substantially, and could continue to increase substantially further. Accordingly, repurchase and/or indemnity obligations to government-sponsored enterprises or to private third-party purchasers could materially and adversely affect our results of operations and earnings in the future.
We cannot provide assurance that any of the above-mentioned conditions, or further continued deterioration in economic, market or business conditions, will not have a material negative effect on the Firm in the future.
If we do not effectively manage our liquidity, our business could be negatively affected.
Our liquidity is critical to our ability to operate our businesses, grow and be profitable. Some potential conditions that could negatively affect our liquidity include illiquid or volatile markets, diminished access to capital markets, unforeseen cash or capital requirements (including, among others, commitments that may be triggered to special purpose entities (“SPEs”) or other entities), difficulty or inability to sell assets, unforeseen outflows of cash or collateral, and lack of market or customer confidence in us or our prospects. These conditions may be caused by events over which we have little or no control. For example, the liquidity crisis experienced in 2008 and into early 2009 increased our cost of funding and limited our access to some of our traditional sources of liquidity such as securitized debt offerings backed by mortgages, loans, credit card receivables and other assets. These or other conditions detrimental to our liquidity may occur in the future.
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

Part I

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
The financial condition of our customers, clients and counterparties, including other financial institutions, could adversely affect us.
A number of our products expose us to credit risk, including loans, leases and lending commitments, derivatives, trading account assets and assets held-for-sale. As one of the nation’s largest lenders, we have exposures to many different products and counterparties, and the credit quality of our exposures can have a significant impact on our earnings. We estimate and establish reserves for credit risks and potential credit losses inherent in our credit exposure (including unfunded lending commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of how economic conditions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impact of factors that we identify. Any such failure could result in increases in delinquencies and default rates.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by the counterparty or client, which can be exacerbated during periods of market illiquidity, such as experienced in 2008 and early 2009. During such periods, our credit risk also may be further increased when the collateral held by us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due us. In addition, disputes with counterparties as to the valuation of collateral significantly increases in times of market stress and illiquidity. We cannot provide assurance that any such losses would not materially and adversely affect our results of operations or earnings.
An example of the risks associated with our relationships with other financial institutions is the collapse of Lehman Brothers Holdings Inc. (“LBHI”). On September 15, 2008, LBHI filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York, and thereafter several of its subsidiaries also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (LBHI and such subsidiaries collectively, “Lehman”). On September 19, 2008, a liquidation case under the Securities Investor Protection Act (“SIPA”) was commenced in the United States District Court for the Southern District of New York for Lehman Brothers Inc. (“LBI”), LBHI’s U.S. broker-dealer subsidiary, and that court now presides over the LBI SIPA liquidation case. We were LBI’s clearing bank and, among other actions, made collateral calls totaling approximately $8 billion in September 2008 and liquidated approximately $18 billion of securities subsequent to Lehman’s bankruptcy filing. We are the largest secured creditor in the Lehman and LBI cases, according to Lehman’s schedules. It is possible that claims may be asserted against us and/or our security interests, including by the LBHI Creditors Committee, the SIPA Trustee appointed in the LBI liquidation case, the principal acquirer of LBI’s assets, and others in connection with Lehman and LBI cases. We intend to defend ourself against any such claims. The LBHI examiner has filed a report with the Bankruptcy Court regarding his investigation into the collapse of Lehman. The report remains under seal.
If the current weak economic environment continues for an extended period of time, or deteriorates further, there is a greater likelihood that more of our customers or counterparties could become delinquent on their loans or other obligations to us which, in turn, could result in a higher level of charge-offs and provision for credit losses, or requirements that we purchase assets or provide other funding, any of which could adversely affect our financial condition. Moreover, a significant deterioration in the credit quality of one of our counterparties could lead to concerns about the credit quality of other counterparties in the same industry, thereby exacerbating our credit risk exposure, and increasing the losses, including mark-to-market losses, we could incur in our trading and clearing businesses.
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
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and fiduciary risk, reputational risks and private equity risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.
Our risk management strategies may not be effective because in a difficult or less liquid market environment other market participants may be attempting to use the same or similar strategies to deal with the difficult market conditions. In such circumstances, it may be difficult for us to reduce our risk positions due to the activity of such other market participants.
Our derivatives businesses may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses. Severe declines in asset values, unanticipated credit events, or unforeseen circumstances that may cause previously uncorrelated factors to become correlated (and vice versa) may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a derivative instrument. In addition, certain of our derivative transactions require the physical settlement by delivery of securities, commodities or obligations that we do not own; if we are not able to obtain such securities, commodities or obligations within the required timeframe for delivery, this could cause us to forfeit payments otherwise due to us and could result in settlement delays, which could damage our reputation and ability to transact future business. In addition, in situations where derivatives transactions are not settled or confirmed on a timely basis, we may be subject to heightened credit and operational risk, and in the event of a default, we may find the contract more difficult to enforce. Further, as new and more complex derivative products are created, disputes regarding the terms or the settlement procedures of the contracts could arise, which could force us to incur unexpected costs, including transaction and legal costs, and impair our ability to manage effectively our risk exposure from these products.
Many of our hedging strategies and other risk management techniques have a basis in historic market behavior, and all such strategies and techniques are based to some degree on management’s subjective judgment. For example, many models used by us are based on assumptions regarding correlations among prices of various asset classes or other market indicators. In times of market stress, such as occurred during 2008, or in the event of other unforeseen circumstances, previously uncorrelated indicators may become correlated, or conversely, previously correlated indicators may make unrelated movements. These sudden market movements or unanticipated or unidentified market or economic movements have in some circumstances limited the effectiveness of our risk management strategies, causing us to incur losses. In addition, as our businesses change and grow and the markets in which they operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. For example, there is the risk that the credit and market risks associated with new products or new business strategies may not be appropriately identified, monitored or managed. We cannot provide assurance that our risk management framework, including our underlying assumptions or strategies, will at all times be accurate and effective.
Our operations are subject to risk of loss from unfavorable economic, monetary, political, legal and other developments in the United States and around the world.
Our businesses and earnings are affected by the fiscal and other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies.
The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of financial assets that we hold, such as debt securities and mortgage servicing rights (“MSRs”). Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in Federal Reserve Board policies are beyond our control and, consequently, the impact of these changes on our activities and results of operations is difficult to predict.
Our businesses and revenue are also subject to the risks inherent in maintaining international operations and in investing and trading in securities of companies worldwide. These risks include, among others, risk of loss from the outbreak of hostilities or acts of terrorism and various unfavorable political, economic, legal or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, and changes in laws and regulations. Further, various countries in which we operate or invest, or in which we may do so in the future, have in the past experienced severe economic disruptions particular to that country or region, including extreme currency fluctuations, high inflation, or low or negative growth, among other negative conditions. Crime, corruption, war or military actions, acts of terrorism and a lack of an established legal and regulatory framework are additional challenges in some of these countries, particularly in certain emerging markets. Revenue from international operations and trading in non-U.S. securities may be subject to negative fluctuations as a result of the above considerations. The impact of these fluctuations could be accentuated as some trading markets are smaller, less liquid and more volatile than larger markets. Also, any of the above-mentioned events or circumstances in one country can, and has in the past, affected our operations and investments in another country or countries, including our operations in the U.S. Any such unfavorable conditions or developments could have an adverse impact on our business and results of operations.
Our power generation and commodities activities are subject to extensive regulation, potential catastrophic events and environmental risks and regulation that may expose us to significant cost and liability.
We engage in power generation, and in connection with the commodities activities of our Investment Bank, we engage in the storage, transportation, marketing or trading of several

Part I

commodities, including metals, agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, and related products and indices. We have also invested in companies engaged in wind energy and in sourcing, developing and trading emission reduction credits. As a result of these activities, we are subject to extensive and evolving energy, commodities, environmental, and other governmental laws and regulations. We expect laws and regulations affecting our power generation and commodities activities to expand in scope and complexity. We may incur substantial costs in complying with current or future laws and regulations and the failure to comply with these laws and regulations may result in substantial civil and criminal fines and penalties. In addition, liability may be incurred without regard to fault under certain environmental laws and regulations for remediation of contaminations. Our power generation and commodities activities also further exposes us to the risk of unforeseen and catastrophic events, including natural disasters, leaks, spills, explosions, release of toxic substances, fires, accidents on land and at sea, wars, and terrorist attacks that could result in personal injuries, loss of life, property damage, damage to our reputation and suspension of operations. In addition, our power generation activities are subject to disruptions, many of which are outside of our control, from the breakdown or failure of power generation equipment, transmission lines or other equipment or processes, and the contractual failure of performance by third-party suppliers or service providers, including the failure to obtain and deliver raw materials necessary for the operation of power generation facilities. Our actions to mitigate our risks related to the abovementioned considerations may not prove adequate to address every contingency. In addition, insurance covering some of these risks may not be available, and the proceeds, if any, from insurance recovery may not be adequate to cover liabilities with respect to particular incidents. As a result, our financial condition and results of operations may be adversely affected by such events.
We rely on our systems, employees and certain counterparties, and certain failures could materially adversely affect our operations.
Our businesses are dependent on our ability to process, record and monitor a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect us.
If personal, confidential or proprietary information of customers or clients in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or such information was intercepted or otherwise inappropriately taken by third parties.
We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, electrical or telecommunications outages, or other damage to our property or assets; natural disasters; health emergencies or pandemics; or events arising from local or larger scale political events, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to us.
In a firm as large and complex as ours, lapses or deficiencies in internal control over financial reporting may occur from time to time, and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems could prove to be inadequate. Any such failure could adversely affect our operations and results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation, regulatory fines or penalties or losses not covered by insurance.
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
Recent market and economic conditions have led to new legislation and numerous proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the United States. For example, new legislation and regulation affecting the credit card industry is expected to adversely affect our Card Services business by reducing revenue and increasing compliance costs.
Recent proposals for further regulation of financial institutions, both domestically and internationally, include calls to increase their capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. For example, the “Wall Street Reform and Consumer Protection Act of 2009” recently passed by the U.S. House of Representatives would, among other things, establish a Consumer Financial Protection Agency having broad authority to regulate providers of credit, savings, payment and other consumer financial products and services, as well as create a structure to regulate systemically important financial companies, and provide regulators with the power to require such companies to sell or transfer assets and terminate activities if the regulators determine that the size or scope of activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States. Also proposed is more comprehensive regulation of the over-the-counter derivatives market, including providing for more strict capital and margin requirements, the central clearing of standardized over-the-counter derivatives, and heightened supervision of all over-the-counter derivatives dealers and major market participants, including the Firm.
These new (and other) legislative and regulatory changes could result in significant loss of revenue, limit our ability to pursue business opportunities we might otherwise consider engaging in, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. Accordingly, we cannot provide assurance that any such new legislation or regulation would not have an adverse effect on our business, results of operations or financial condition.
If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.
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
We also face an increasing array of competitors. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, hedge funds, private equity firms, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and Internet-based financial solutions, including electronic securities trading. Our businesses generally compete on the basis of the quality and variety of our products and services, transaction execution, innovation, reputation and price. Ongoing or increased competition in any one or all of these areas may put downward pressure on prices for our products and services or may cause us to lose market share. Increased competition also may require us to make additional capital investment in our businesses in order to remain competitive. These investments may increase expense or may require us to extend more of our capital on behalf of clients in order to execute larger, more competitive transactions. We cannot provide assurance that the significant and increasing competition in the financial services industry will not materially adversely affect our future results of operations.
Our acquisitions and the integration of acquired businesses may not result in all of the benefits anticipated.
We have in the past and may in the future seek to grow our business by acquiring other businesses. There can be no assurance that our acquisitions will have the anticipated positive results, including results relating to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; the overall performance of the combined entity; or an improved price for our common stock. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our operations or results. We cannot provide assurance that any integration efforts of acquisitions already consummated or any new acquisitions would not result in the occurrence of unanticipated costs or losses.
We may continue to experience increased credit costs or need to take additional markdowns and allowances for loan losses on the assets and loans acquired in the merger (the “Bear Stearns merger”) by JPMorgan Chase and The Bear Stearns Companies Inc. (“Bear Stearns”) and in connection with the acquisition of Washington Mutual Bank’s (“Washington Mutual”) banking operations (the “Washington Mutual transaction”). We cannot assure you that as our integration efforts continue in connection with these transactions, other unanticipated costs or losses will not be incurred.
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
Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees. Damage to our

Part I

reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior, and the activities of customers and counterparties. Further, negative publicity regarding us, whether or not true, may result in harm to our prospects.
Actions by the financial services industry generally or by certain members of or individuals in the industry can also affect our reputation. For example, the role played by financial services firms in the financial crisis has damaged the reputation of the industry as a whole.
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
Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. The imposition on us or on our employees of certain of the currently proposed restrictions or taxes on executive compensation may adversely affect our ability to attract and retain qualified senior management and employees. If we are unable to continue to retain and attract qualified employees, our performance, including our competitive position, could be materially adversely affected.
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
ITEM 1B: UNRESOLVED SEC STAFF COMMENTS
None.
ITEM 2: PROPERTIES
JPMorgan Chase’s headquarters is located in New York City at 270 Park Avenue, which is a 50-story office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of space. The building is currently undergoing a major renovation in five stages. The design seeks to attain the highest sustainability rating for renovations of existing buildings under the Leadership in Energy and Environmental Design (“LEED”) Green Building Rating System. The renovations of floors 15 – 50 are complete. The renovation of the exterior Plaza and the lobby began in the fourth quarter 2009. The total renovation is expected to be substantially completed by mid-year 2011.
In connection with the Bear Stearns merger in 2008, JPMorgan Chase acquired 383 Madison Avenue in New York City, a 45-story, 1.1 million square-foot office building on land which is subject to a ground lease through 2096. This building serves as the U.S. headquarters of JPMorgan Chase’s Investment Bank.
In total, JPMorgan Chase owned or leased approximately 12.9 million square feet of commercial office and retail space in New York City at December 31, 2009. JPMorgan Chase and its subsidiaries also own or lease significant administrative and operational facilities in Houston and Dallas, Texas (4.4 million square feet); Chicago, Illinois (3.9 million square feet); Columbus, Ohio (2.7 million square feet); Phoenix, Arizona (1.4 million square feet); Jersey City, New Jersey (1.2 million square feet); San Francisco, California (1.0 million square feet); Seattle, Washington (1.0 million square feet); Wilmington, Delaware (1.0 million square feet); and 5,154 retail branches in 23 states. At December 31, 2009, the Firm occupied approximately 72.5 million total square feet of space in the United States.
At December 31, 2009, the Firm managed and occupied approximately 3.7 million total square feet of space in Europe, Middle East and Africa.
In the United Kingdom, JPMorgan Chase leased approximately 2.6 million square feet of office space and owned a 360,000 square-foot operations center at December 31, 2009. In 2008, JPMorgan Chase acquired a 999-year leasehold interest in land at Canary Wharf, London, as the possible future site for construction of a new European headquarters building. Initially, the design was for a building area of 1.9 million square feet and up to five trading floors; it is now modified to 1.7 million square feet and up to four trading floors. JPMorgan Chase is currently in the design development stage and continues to identify and evaluate further opportunities to modify the design. JPMorgan Chase, by agreement with the developer (as renegotiated in 2009), has the ability to defer commencement of the main construction through at least October 2011. JPMorgan Chase is reconsidering its occupancy options in London during this deferral period. The building design will strive to achieve the highest possible environmental efficiency rating.
In addition, JPMorgan Chase and its subsidiaries occupy offices and other administrative and operational facilities in the Asia Pacific region, Latin America and Canada under various types of ownership and leasehold agreements, aggregating approximately 4.4 million total square feet of space at December 31, 2009.
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
ITEM 3: LEGAL PROCEEDINGS
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006 and March 14, 2008 (the “Class Period”). The actions, originally commenced in several federal courts, allege that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. In connection with these allegations, the complaints assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Separately, several individual shareholders of Bear Stearns have commenced or threatened to commence arbitration proceedings and lawsuits asserting claims similar to those in the putative class actions.
In addition, Bear Stearns and certain of its former officers and/or directors have also been named as defendants in a number of purported class actions commenced in the United States District Court for the Southern District of New York seeking to represent the interests of participants in the Bear Stearns Employee Stock Ownership Plan (“ESOP”) during the time period of December 2006 to March 2008. These actions allege that defendants breached their fiduciary duties to plaintiffs and to the other participants and beneficiaries of the ESOP by (a) failing to manage prudently the ESOP’s investment in Bear Stearns securities; (b) failing to communicate fully and accurately about the risks of the ESOP’s investment in Bear Stearns stock; (c) failing to avoid or address alleged conflicts of interest; and (d) failing to monitor those who managed and administered the ESOP. In connection with these allegations, each plaintiff asserts claims for violations under various sections of the Employee Retirement Income Security Act (“ERISA”) and seeks reimbursement to the ESOP for all losses, an unspecified amount of monetary damages and imposition of a constructive trust.
Bear Stearns, former members of Bear Stearns’ Board of Directors and certain of Bear Stearns’ former executive officers have also been named as defendants in two purported shareholder derivative suits, subsequently consolidated into one action, pending in the United States District Court for the Southern District of New York. Plaintiffs are asserting claims for breach of fiduciary duty, violations of federal securities laws, waste of corporate assets and gross mismanagement, unjust enrichment, abuse of control and indemnification and contribution in connection with the losses sustained by Bear Stearns as a result of its purchases of subprime loans and certain repurchases of its own common stock. Certain individual defendants are also alleged to have sold their holdings of Bear Stearns common stock while in possession of material nonpublic information. Plaintiffs seek compensatory damages in an unspecified amount and an order directing Bear Stearns to improve its corporate governance procedures. Plaintiffs later filed a second amended complaint asserting, for the first time, purported class action claims for violation of Section 10(b) of the Securities Exchange Act of 1934, as well as new allegations concerning events that took place in March 2008.
All of the above-described actions filed in federal courts were ordered transferred and joined for pre-trial purposes before the United States District Court for the Southern District of New York. Motions to dismiss have been filed in the purported securities class action, the shareholders’ derivative action and the ERISA action.
Bear Stearns Merger Litigation. Seven putative class actions (five that were commenced in New York and two that were commenced in Delaware) were consolidated in New York State Court in Manhattan under the caption In re Bear Stearns Litigation. Bear Stearns, as well as its former directors and certain of its former executive officers, were named as defendants. JPMorgan Chase was also named as a defendant. The actions allege, among other things, that the individual defendants breached their fiduciary duties and obligations to Bear Stearns’ shareholders by agreeing to the proposed merger. The Firm was alleged to have aided and abetted the alleged breaches of fiduciary duty; breached its fiduciary duty as controlling shareholder/controlling entity; tortiously interfered with the Bear Stearns shareholders’ voting rights; and to have been unjustly enriched. Plaintiffs initially sought to enjoin the proposed merger and enjoin the Firm from voting certain shares acquired by the Firm in connection with the proposed merger. The plaintiffs subsequently informed the Court that they were withdrawing that motion, but amended the consolidated complaint to pursue claims, which included a claim for an unspecified amount of compensatory damages. In December 2008, the court granted summary judgment in favor of all the defendants. Plaintiffs have filed a notice of appeal.
Bear Stearns Hedge Fund Matters. Bear Stearns, certain current or former subsidiaries of Bear Stearns, including Bear Stearns Asset Management, Inc. (“BSAM”) and Bear Stearns & Co. Inc., and certain current or former Bear Stearns employees are named defendants (collectively the “Bear Stearns defendants”) in multiple civil actions and arbitrations relating to the failure of the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the “High Grade Fund”) and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd.

Part I

(the “Enhanced Leverage Fund”) (collectively, the “Funds”). BSAM served as investment manager for both of the Funds, which were organized such that there were U.S. and Cayman Islands “feeder funds” that invested substantially all their assets, directly or indirectly, in the Funds. The Funds are in liquidation.
There are five civil actions pending in the United States District Court for the Southern District of New York relating to the Funds. Three of these actions involve derivative lawsuits brought on behalf of purchasers of partnership interests in the two U.S. feeder funds. Plaintiffs in these actions allege that the Bear Stearns defendants mismanaged the Funds and made material misrepresentations to and/or withheld information from investors in the funds. These actions seek, among other things, unspecified compensatory damages based on alleged investor losses. A fourth action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds, and seeks compensatory and punitive damages. A motion to dismiss or alternatively to stay is pending in one of the derivative suits relating to one of the U.S. feeder funds. In the remaining three cases, motions to dismiss have been granted in part and denied in part, and discovery is ongoing The fifth action was brought by Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract and fraud in connection with a May 2007 $4 billion securitization, known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation (“CDO”) holdings that were purchased by BofA from the High Grade Fund and the Enhanced Leverage Fund. Defendants’ motion to dismiss in this action was largely denied; an amended complaint was filed; and discovery is ongoing in this case as well.
Ralph Cioffi and Matthew Tannin, the portfolio managers for the Funds, were tried on criminal charges of securities fraud and conspiracy to commit securities and wire fraud brought by the United States Attorney’s Office for the Eastern District of New York. The U.S. Attorney’s Office contended, among other things, that Cioffi and Tannin made misrepresentations concerning the Funds’ performance, prospects and liquidity, as well as their personal investments in the Funds. On November 10, 2009, after a five-week trial, the jury found Cioffi and Tannin not guilty of all charges submitted to the jury. The United States Securities and Exchange Commission is proceeding with its action against Cioffi and Tannin.
Municipal Derivatives Investigations and Antitrust Litigation. The Department of Justice’s Antitrust Division and the Securities and Exchange Commission have been investigating JPMorgan Chase and Bear Stearns for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. Although the principal focus of the investigations to date has been the period 2001 to 2005, the investigations may also include transactions beyond that period. A group of state attorneys general and the Office of the Comptroller of the Currency (“OCC”) have opened investigations into the same underlying conduct. JPMorgan Chase has been cooperating with all of these investigations. The Philadelphia Office of the SEC provided notice to JPMorgan Securities Inc. (“JPMSI”)
that it intends to recommend that the SEC bring civil charges in connection with its investigations. JPMSI has responded to that notice, as well as to a separate notice that that Philadephia Office provided to Bear, Stearns & Co. Inc.
Purported class action lawsuits and individual actions (the “Municipal Derivatives Actions”) have been filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers, alleging antitrust violations in the markets for financial instruments related to municipal bond offerings referred to collectively as “municipal derivatives.” The Municipal Derivatives Actions have been consolidated in the United States District Court for the Southern District of New York, and defendants have moved to dismiss the consolidated class action complaint. The court has stayed discovery pending disposition of the motion to dismiss Certain plaintiffs asserting class and individual claims under federal and California state law declined to join in the consolidated class action complaints and have filed separate complaints, which defendants have also moved to dismiss.
On November 4, 2009, JPMSI consented to the entry of an SEC administrative order finding that JPMSI violated Sections 17(a)(2) and (3) of the Securities Act of 1933, Section 15B(c)(1) of the Securities Exchange Act of 1934, and Municipal Securities Rulemaking Board Rule G-17 in connection with certain Jefferson County, Alabama (the “County”) bond underwritings and related swap transactions in 2002 and 2003 by failing to disclose in confirmations and official deal documents descriptions of payments that had been made to mostly local Alabama businesses at the direction of representatives of the Jefferson County Commission. JPMSI entered into the settlement with the SEC without admitting or denying the SEC’s findings Shortly thereafter, the County filed a complaint against the Firm and several other defendants in the Circuit Court of Jefferson County, Alabama. The suit alleges that the Firm made payments to certain third parties in exchange for which it was chosen to underwrite warrants issued by the County and chosen as the counterparty for certain swaps executed by the County. In its complaint, Jefferson County alleges that JPMSI concealed these third party payments and that, but for this concealment, the County would not have entered into the transactions. The County further alleges that the transactions increased the risks of its capital structure and that, following the downgrade of certain insurers that insured the warrants, the County’s interest obligations increased and the principal due on a portion of its outstanding warrants was accelerated. The Firm has moved to dismiss the County’s complaint.
A putative class action was filed on behalf of sewer ratepayers against the Firm and numerous other defendants, based on substantially the same conduct described above (the “Wilson Action”). The Firm moved to dismiss the claims for lack of standing. The plaintiff in the Wilson Action recently filed a fifth amended complaint, which the Firm also moved to dismiss for lack of standing. Both motions remain pending.
The Alabama Public Schools and College Authority (“APSCA”) brought a declaratory judgment action in the United States District Court for the Northern District of Alabama claiming that certain interest rate swaption transactions entered into with JPMorgan

Chase Bank, N.A. (“Chase”) are void on the grounds that the APSCA purportedly did not have the authority to enter into transactions or, alternatively, are voidable at the APSCA’s option because of its alleged inability to issue refunding bonds in relation to the swaption. Following the denial of its motion to dismiss the action, Chase answered the complaint and filed a counterclaim seeking the amounts due under the swaption transactions. Discovery is under way.
Interchange Litigation. A group of merchants have filed a series of putativie class action complaints in several federal courts. The complaints allege that VISA and MasterCard, as well as certain other banks and their respective bank holding companies, including Chase Bank USA, N.A., and JPMorgan Chase, conspired to set the price of credit card interchange fees and enacted respective association rules in violation of Section 1 of the Sherman Act, and engaged in tying/bundling and exclusive dealing. All cases have been consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings. The amended consolidated class action complaint extended the claims beyond credit to debit cards. Defendants filed a motion to dismiss all claims that predated January 1, 2004. The Court granted the motion to dismiss these claims. Plaintiffs then filed a second amended consolidated class action complaint. The basic theories of the complaint remain the same, and defendants again filed motions to dismiss. The Court has not yet ruled on the motions. Fact discovery has closed, and expert discovery in the case is ongoing. The plaintiffs have filed a motion seeking class certification, and the defendants have opposed that motion. The Court has not yet ruled on the class certification motion.
In addition to the consolidated class action complaint, plaintiffs filed supplemental complaints challenging the MasterCard and Visa IPOs (the “IPO Complaints”). With respect to MasterCard, plaintiffs allege that the offering violated Section 7 of the Clayton Act and Section 1 of the Sherman Act and that the offering was a fraudulent conveyance. With respect to the Visa IPO, plaintiffs are challenging the Visa IPO on antitrust theories parallel to those articulated in the MasterCard IPO pleading. Defendants have filed motions to dismiss the IPO Complaints. The Court has not yet ruled on the motions.
Mortgage-Backed Securities Litigation. JPMC and affiliates, heritage-Bear and affiliates and heritage WaMu affiliates have been named as defendants in a number of cases relating to various roles they played in mortgage-backed securities (“MBS”) offerings. These cases are generally purported class action suits, actions by individual purchasers of securities, or actions by insurance companies that guaranteed payments of principal and interest for particular tranches. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for the securitization trusts contained material misrepresentations and omissions, including statements regarding the underwriting standards pursuant to which the underlying mortgage loans were issued, the ratings given to the tranches by rating agencies, and the appraisal standards that were used.
Purported class actions are pending against JPMorgan Chase, heritage Bear Stearns, and certain of their current and former employees in the United States District Courts for the
Eastern and Southern Districts of New York. Heritage Washington Mutual affiliates, WaMu Asset Acceptance Corp. and WaMu Capital Corp.; are defendants in two purported class action cases, pending in the Western District of Washington. In addition to allegations as to mortgage underwriting standards and ratings, plaintiffs in these cases also allege that defendants failed to disclose Washington Mutual Bank’s alleged coercion of or collusion with appraisal vendors to inflate appraisal valuations of the loans in the pools. Motions to dismiss have been filed in one of the cases.
In addition to the purported class actions, JPMC affiliates and several heritage Bear Stearns entities are defendants in actions in state court in Pennsylvania and in state court in Washington brought by the Federal Home Loan Banks of Pittsburgh and Seattle, respectively. These actions relate to each Federal Home Loan Bank’s purchases of certificates in MBS offerings. Defendants’ responses to the complaint brought by the FHLB of Pittsburgh are due on February 26, 2010. Defendants have removed the action brought by the FHLB of Seattle to federal court.
EMC Mortgage Corporation (“EMC”), a subsidiary of JPMC, is a defendant in four pending actions commenced by bond insurers that guaranteed payment on certain classes of MBS offerings sponsored by EMC. Two of the actions, commenced respectively by Ambac Assurance Corporation and Syncora Guarantee, Inc., (“Syncora”) are pending in the United States District Court for the Southern District of New York and involve five securitizations sponsored by EMC. The third action was commenced by Syncora, seeking access to certain loan files. The fourth was filed by CIFG Assurance North America, Inc. in state court in Texas, and involves one securitization sponsored by EMC. In each action, Plaintiffs claim the underlying mortgage loans had origination defects that purportedly violate certain representations and warranties given by EMC to plaintiffs and that EMC has breached the relevant agreements between the parties by failing to repurchase allegedly defective mortgage loans. Each action seeks unspecified damages and an order compelling EMC to repurchase those loans.
An action is pending in the United States District Court for the Southern District of New York brought on behalf of purchasers of certificates issued by various MBS securitizations sponsored by affiliates of IndyMac Bancorp (“IndyMac Trusts”). JPMSI, along with numerous other underwriters and individuals, is named as a defendant, both in its own capacity and as successor to Bear Stearns & Co. The defendants have moved to dismiss. JPMC and JPMSI are defendants in an action pending in state court in Pennsylvania brought by FHLB-Pittsburgh, relating to its purchase of a certificate issued by one IndyMac Trust. Defendants’ responses to the complaint are due on February 26, 2010. JPMC, as successor to Bear Stearns, and other underwriters, along with certain individuals, are defendants in an action pending in state court in California brought by MBIA Insurance Corp. (“MBIA”) relating to certain certificates issued by three IndyMac trusts, as to two of which Bear Stearns was an underwriter, and as to which MBIA provided guaranty insurance policies. MBIA purports to be subrogated to the rights of the certificate holders, and seeks recovery of sums it has paid and will pay pursuant to those policies.

Part I

A heritage Bear Stearns subsidiary is a defendant in a purported class action that is pending in federal court in New Mexico against a number of financial institutions that served as depositors and/or underwriters for 10 MBS offerings issued by Thornburg Mortgage, a bankrupt mortgage originator.
The Firm and certain other heritage entities have been sued in other purported class actions for their roles an underwriter or depositor of third party MBS offerings but, other than the matters described in the above two paragraphs, the Firm is indemnified in these other litigations.
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
The Firm, on behalf of itself and affiliates, agreed to a settlement in principle with the New York Attorney General’s Office which provided, among other things, that the Firm would offer to purchase at par certain auction-rate securities purchased from J.P. Morgan Securities Inc., Chase Investment Services Corp. and Bear, Stearns & Co. Inc. by individual investors, charities, and small- to medium-sized businesses. The Firm also agreed to a substantively similar settlement in principle with the Office of Financial Regulation for the State of Florida and the North American Securities Administrator Association (“NASAA”) Task Force, which agreed to recommend approval of the settlement to all remaining states, Puerto Rico and the U.S. Virgin Islands. The Firm finalized the settlement agreements with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida. The settlement agreements provide for the payment of penalties totaling $25 million to all states. The Firm is currently in the process of finalizing consent agreements with NASAA’s member states. Approximately half of these consent agreements have been finalized to date.
The Firm is also the subject of a putative securities class action in the United States District Court for the Southern District of New York and a number of individual arbitrations and lawsuits in various forums, brought by institutional and individual investors, relating to the Firm’s sales of auction-rate securities. One action is brought by an issuer of auction-rate securities. The actions generally allege that the Firm and other firms manipulated the market for auction-rate securities by placing bids at auctions that affected these securities’ clearing rates or otherwise supported the auctions without properly disclosing these activities. Some actions also allege that the Firm misrepresented that auction-rate securities were short-term instruments. Plaintiffs filed an amended consolidated complaint, and defendants’ responses to the complaint are due on March 3, 2010.
Additionally, the Firm was named in two putative antitrust class actions in the United States District Court for the Southern District of New York, which actions allege that the Firm, in collusion with numerous other financial institution defendants, entered into an unlawful conspiracy in violation of Section 1 of the Sherman Act.
Specifically, the complaints allege that defendants acted collusively to maintain and stabilize the auction-rate securities market and similarly acted collusively in withdrawing their support for the auction-rate securities market in February 2008. On January 26, 2010, the District Court dismissed both actions. The time to file an appeal has not yet expired.
City of Milan Litigation and Criminal Investigation. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, National Association (“JPMCB”) and J.P. Morgan Securities Ltd. (“JPMSL”) (together, “JPM”) in the District Court of Milan. The proceedings relate to a (a) a bond issue by the City in June 2005 (the “Bond”) and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPM (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations by JPM (among others) in connection with the Swap and the Bond, together with related swap transactions with other counterparties. The civil proceedings continue. No trial date has been set. In January 2009, JPMCB also received a notice from the Prosecutor at the Court of Milan placing it and certain current and former JPM personnel under investigation in connection with the above transactions. Since April 2009, JPMCB has been contesting an attachment order obtained by the Prosecutor, purportedly to freeze assets potentially subject to confiscation in the event of a conviction. The original Euro 92 million attachment has been reduced to Euro 44.9 million, and JMPCB’s application for a further reduction remains pending. In November 2009, the Prosecutor filed a request to proceed to trial in respect of the above transactions against (a) four current and former JPM personnel and (b) JPMCB for administrative liability under Italian Law 231/2001 in respect of alleged crimes committed by those personnel. The preliminary hearing at which these requests will be determined began in January 2010 and continues, with further hearing dates scheduled. The sanctions that potentially could be imposed under Italian law 231/2001 include monetary penalties and restrictions on conduct of JPMCB’s business in the jurisdiction.
Washington Mutual Litigations. Subsequent to JPMorgan Chase’s acquisition from the Federal Deposit Insurance Corporation (“FDIC”) of substantially all of the assets and certain specified liabilities of Washington Mutual Bank, Henderson Nevada (“Washington Mutual Bank”), on September 26, 2008, Washington Mutual Bank’s parent holding company, Washington Mutual, Inc. (“WMI”) and its wholly-owned subsidiary, WMI Investment Corp. (together, the “Debtors”) both commenced voluntary cases under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Case”). In the Bankruptcy Case, the Debtors have asserted rights and interests in certain assets. The assets in dispute include principally the following: (a) approximately $4 billion in securities contributed by WMI to Washington Mutual Bank; (b) the right to tax refunds arising from overpayments attributable to operations of Washington Mutual Bank and its subsidiaries; (c) ownership of and other rights in approximately $4 billion that WMI contends are deposit accounts at Washington

Mutual Bank and one of its subsidiaries; and (d) ownership of and rights in various other contracts and other assets (collectively, the “Disputed Assets”).
JPMorgan Chase commenced an adversary proceeding in the Bankruptcy Case against the Debtors and (for interpleader purposes only) the FDIC seeking a declaratory judgment and other relief determining JPMorgan Chase’s legal title to and beneficial interest in the Disputed Assets. Discovery is underway in the JPMorgan Chase adversary proceeding.
The Debtors commenced a separate adversary proceeding in the Bankruptcy Case against JPMorgan Chase, seeking turnover of the same $4 billion in purported deposit funds and recovery for alleged unjust enrichment for failure to turn over the funds. The Debtors have moved for summary judgment in the turnover proceeding. Discovery is under way in the turnover proceeding.
In both JPMorgan Chase’s adversary proceeding and the Debtors’ turnover proceeding, JPMorgan Chase and the FDIC have argued that the Bankruptcy Court lacks jurisdiction to adjudicate certain claims. JPMorgan Chase moved to have the adversary proceedings transferred to United States District Court for the District of Columbia and to withdraw jurisdiction from the Bankruptcy Court to the District Court. That motion is fully briefed. In addition, JPMorgan Chase and the FDIC filed papers with the United States District Court for the District of Delaware appealing the Bankruptcy Court’s rulings rejecting the jurisdictional arguments, and that appeal is fully briefed. JPMorgan Chase is also appealing a separate Bankruptcy Court decision holding, in part, that the Bankruptcy Court could proceed with certain matters while the first appeal is pending. Briefing on that appeal is under way.
The Debtors submitted claims substantially similar to those submitted in the Bankruptcy Court in the FDIC receivership for, among other things, ownership of certain Disputed Assets, as well as claims challenging the terms of the agreement pursuant to which substantially all of the assets of Washington Mutual Bank were sold by the FDIC to JPMorgan Chase. The FDIC, as receiver, disallowed the Debtors’ claims and the Debtors filed an action against the FDIC in the United States District Court for the District of Columbia challenging the FDIC’s disallowance of the Debtors’ claims, claiming ownership of the Disputed Assets, and seeking money damages from the FDIC. JPMorgan Chase has intervened in the action. On January 7, 2010, the District Court stayed the action pending developments in the Bankruptcy Court and ordered the parties to submit a joint status report every 120 days. In connection with the stay, the District Court denied WMI’s and the FDIC’s motions to dismiss without prejudice.
In addition, the Debtors moved in the Bankruptcy Court to take discovery from JPMorgan Chase purportedly related to a litigation originally filed in the 122nd State District Court of Galveston County, Texas (the “Texas Action”). JPMorgan Chase opposed the motion, but the Bankruptcy Court ordered that the discovery proceed. Debtors are also seeking related discovery from various third parties, including several government agencies. Plaintiffs in the Texas Action are certain holders of WMI common stock and the debt of WMI and Washington Mutual Bank who have sued JPMorgan Chase for unspecified damages alleging that JPMorgan
Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at an allegedly too low price. The FDIC intervened in the Texas Action, had it removed to the United States District Court for the Southern District of Texas, and then the FDIC and JPMorgan Chase moved to have the Texas Action dismissed or transferred. The Court transferred the Texas Action to the District of Columbia. Plaintiffs have moved to have the FDIC dismissed as a party and to remand the action to the state court, or, in the alternative, dismissed for lack of subject matter jurisdiction. JPMorgan Chase and the FDIC have moved to have the entire action dismissed. The motions to dismiss are fully briefed.
Other proceedings related to Washington Mutual’s failure also pending before the United States District Court for the District of Columbia include a lawsuit brought by Deutsche Bank National Trust Company against the FDIC alleging breach of various mortgage securitization agreements and alleged violation of certain representations and warranties given by certain WMI subsidiaries in connection with those securitization agreements. JPMorgan Chase has not been named a party to the Deutsche Bank litigation, but the complaint includes assertions that JPMorgan Chase may have assumed certain liabilities.
Securities Lending Litigation. JPMorgan Chase Bank N.A. (“JPMorgan”) has been named as a defendant in four putative class actions asserting ERISA and non-ERISA claims pending in the United States District Court for the Southern District of New York related to the Firm’s securities lending business. Three of the pending actions relate to losses of plaintiffs’ money (i.e., cash collateral for securities loan transactions) in medium-term notes of a structured investment vehicle known as Sigma Finance Inc. (“Sigma”). The fourth action concerns losses of money invested in Lehman Brothers medium-term notes, as well as asset-backed securities offered by nine other issuers.
Investment Management Litigation. Four cases have been filed claiming that investment portfolios managed by JPMorgan Investment Management Inc. (“JPMIM”) were inappropriately invested in securities backed by subprime residential real estate collateral. Plaintiffs claim that JPMIM and related defendants are liable for the loss in market value of these securities. The first case was filed by NM Homes One, Inc. in federal court in New York. The second case, filed by Assured Guaranty (U.K.) in New York state court, was dismissed and Assured has appealed the court’s decision. The third case was filed by Ambac Assurance UK Limited in New York state court and JPMIM’s motion to dismiss the complaint is pending. The fourth case was filed by CMMF LLP in New York state court in December 2009; the Court granted JPMIM’s motion to dismiss the claims, other than claims for breach of contract and misrepresentation. Both CMMF and JPMIM have filed notices of appeal.
Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in several lawsuits arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). A number of actions and other proceedings against the Firm have been resolved, including a class action lawsuit captioned Newby v. Enron Corp. and adversary proceedings brought by Enron’s bankruptcy estate. The remaining Enron-related actions include individual actions by Enron investors, creditors and counterparties.

Part I

The remaining litigation also includes a suit against JPMorgan Chase alleging, in relevant part, breach of contract and breach of fiduciary duty based upon the Firm’s role as Indenture Trustee in connection with an indenture agreement between JPMorgan Chase and Enron. The case has been dismissed, but plaintiffs have appealed the dismissal and their appeal is pending before the New York State Court of Appeals.
A putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan asserted claims under the Employee Retirement Income Security Act (“ERISA”) for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers. Plaintiffs’ motion for class certification and the Firm’s motion for judgment on the pleadings are both fully briefed.
IPO Allocation Litigation. JPMorgan Chase and certain of its securities subsidiaries were named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York alleging improprieties in connection with the allocation of securities in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. They also claim violations of securities laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings (“IPOs”) and alleged market manipulation with respect to aftermarket transactions in the offered securities. Bear, Stearns & Co., Inc. is named as a defendant in a little less than a third of the pending IPO securities cases. Antitrust lawsuits based on similar allegations have been dismissed with prejudice. A settlement was reached in the securities cases, which the District Court approved; the Firm’s share of the settlement is approximately $62 million. Appeals and a petition for leave to appeal have been filed in the United States Court of Appeals for the Second Circuit seeking reversal of the decision approving the settlement.
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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Executive officers of the registrant

Name	Age	Positions and offices
	(at December 31, 2009)

James Dimon	53	Chairman of the Board since December 31, 2006, and President and Chief Executive Officer since December 31, 2005. He had been President and Chief Operating Officer from July 1, 2004, until December 31, 2005.

Frank J. Bisignano	50	Chief Administrative Officer since December 2005. Prior to joining JPMorgan Chase, he had been Chief Executive Officer of Citigroup Inc.’s Global Transaction Services.

Steven D. Black	57	Vice Chairman since January 2010. He had been Executive Chairman of the Investment Bank since September 2009, prior to which he had been Co-Chief Executive Officer of the Investment Bank from March 2004 until September 2009.

Michael J. Cavanagh	43	Chief Financial Officer.

Stephen M. Cutler	48	General Counsel since February 2007. Prior to joining JPMorgan Chase, he was a partner and co-chair of the Securities Department at the law firm of WilmerHale since October 2005. Prior to joining WilmerHale, he had been Director of the Division of Enforcement at the U.S. Securities and Exchange Commission since October 2001.

William M. Daley	61	Head of Corporate Responsibility since June 2007, and Chairman of the Midwest Region since May 2004.

John L. Donnelly	53	Director of Human Resources since January 2009. Prior to joining JPMorgan Chase, he had been Global Head of Human Resources at Citigroup, Inc. since July 2007 and Head of Human Resources and Corporate Affairs for Citi Markets and Banking business from 1998 until 2007.

Ina R. Drew	53	Chief Investment Officer since February 2005.

Mary Callahan Erdoes	42	Chief Executive Officer of Asset Management since September 2009. From March 2005 to September 2009, she was Chief Executive Officer of Private Banking. Prior to 2005, she was responsible for investment solutions and strategy for private banking clients worldwide.

Samuel Todd Maclin	53	Chief Executive Officer of Commercial Banking.

Jay Mandelbaum	47	Head of Strategy and Business Development.

Heidi Miller	56	Chief Executive Officer of Treasury & Securities Services.

Charles W. Scharf	44	Chief Executive Officer of Retail Financial Services.

Gordon A. Smith	51	Chief Executive Officer of Card Services since June 2007. Prior to joining JPMorgan Chase, he was with American Express Company for more than 25 years. From August 2005 until June 2007, he was president of American Express’ global commercial card business. Prior to that, he was president of the consumer card services group and was responsible for all consumer card products in the U.S.

James E. Staley	53	Chief Executive Officer of the Investment Bank since September 2009, prior to which he had been Chief Executive Officer of Asset Management.

Barry L. Zubrow	56	Chief Risk Officer since November 2007. Prior to joining JPMorgan Chase, he was a private investor and has been Chairman of the New Jersey Schools Development Authority since March 2006.
Unless otherwise noted, during the five fiscal years ended December 31, 2009, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase. There are no family relationships among the foregoing executive officers.

Part II
ITEM 5: MARKET FOR REGISTRANT’S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

The outstanding shares of JPMorgan Chase common stock are listed and traded on the New York Stock Exchange, the London Stock Exchange and the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock for the last two years, see the section entitled “Supplementary information – Selected quarterly financial data (unaudited)” on page 241. For a comparison of the cumulative total return for JPMorgan Chase common stock with the comparable total return of the S&P 500 Index and the S&P Financial Index over the five-year period ended December 31, 2009, see “Five-year stock performance,” on page 39.
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009. The action enabled the Firm to retain approximately $5 billion in common equity during 2009, and was taken to ensure the Firm had sufficient capital strength in the event the very weak economic conditions that existed at the beginning of the year further deteriorated. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.05 per share for each quarter of 2009 and $0.38 per share for each quarter of 2008.
The common dividend payout ratio, based on reported net income, was 9% for 2009, 114% for 2008, and 34% for 2007. For a discussion of restrictions on dividend payments, see Note 23 on pages 222–223. At January 31, 2010, there were 231,559 holders of record of JPMorgan Chase common stock. For information regarding securities authorized for issuance under the Firm’s employee stock-based compensation plans, see Item 12 on page 20.
In April 2007, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $10.0 billion of the Firm’s common shares. In connection with the U.S. Treasury’s sale of the warrants it received as part of the Capital Purchase Progam, the Board of Directors amended the Firm’s securities repurchase program to authorize the repurchase of warrants for its stock. During the years ended December 31, 2009 and 2008, the Firm did not repurchase any shares of its common stock. As of December 31, 2009, $6.2 billion of authorized repurchase capacity remained under the repurchase program with respect to repurchases of common stock, and all the authorized repurchase capacity remained with respect to the warrants. For further information regarding the Capital Purchase Program, see Capital Management – Capital Purchase Program on page 83.
The authorization to repurchase common stock and warrants will be utilized at management’s discretion, and the timing of purchases and the exact number of shares and warrants purchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables, may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock – for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material nonpublic information.
For a discussion of restrictions on stock repurchases, see Note 23 on pages 222–223.
Stock repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased between October 28, 2008, and June 17, 2009, (the date the Series K Preferred Stock issued to the U.S. Treasury was redeemed) were repurchased in accordance with an exemption from the Capital Purchase Program’s stock repurchase restrictions. Shares repurchased pursuant to these plans during 2009 were as follows:

Year ended	Total shares	Average price
December 31, 2009	repurchased	paid per share

First quarter	986,407	$19.53

Second quarter	659	32.43

Third quarter	253	38.44

October	13	45.42
November	—	—
December	155,290	41.96

Fourth quarter	155,303	41.96

Total for 2009	1,142,622	$22.59

Parts II and III

ITEM 6: SELECTED FINANCIAL DATA
For five-year selected financial data, see “Five-year summary of consolidated financial highlights (unaudited)” on page 38 and “Selected annual financial data (unaudited)” on page 242.
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 39–134. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which appear on pages 138–240.
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information related to market risk, see the “Market Risk Management” section on pages 118–124.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements, together with the Notes thereto and the report of PricewaterhouseCoopers LLP dated February 24, 2010, thereon, appear on pages 137–240.
Supplementary financial data for each full quarter within the two years ended December 31, 2009, are included on page 241 in the table entitled “Supplementary information – Selected quarterly financial data (unaudited).” Also included is a “Glossary of terms’’ on pages 243–245.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies – or even material weaknesses – in internal controls in the future. See page 136 for “Management’s report on internal control over financial reporting.” There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
None.
Part III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See Item 13 below.
ITEM 11: EXECUTIVE COMPENSATION
See Item 13 below.

Parts III and IV
ITEM 12: SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
For security ownership of certain beneficial owners and
management, see Item 13 below.
The following table details the total number of shares available for issuance under JPMorgan Chase’s employee stock-based incentive plans (including shares available for issuance to nonemployee directors). The Firm is not authorized to grant stock-based incentive awards to nonemployees, other than to nonemployee directors.

	Number of shares to be	Weighted-average	Number of shares remaining
December 31, 2009	issued upon exercise of	exercise price of	available for future issuance under
(Shares in thousands)	outstanding options/SARs	outstanding options/SARs	stock compensation plans

Plan category
Employee stock-based incentive plans approved by shareholders	179,160	$45.81	199,194 (a)
Employee stock-based incentive plans not approved by shareholders	86,475	45.83	—

Total	265,635	$45.82	199,194

(a)	Represents future shares available under the shareholder-approved 2005 Long-Term Incentive Plan, as amended and restated effective May 20, 2008.
All future shares will be issued under the shareholder-approved 2005 Long-Term Incentive Plan, as amended and restated effective May 20, 2008. For further information, see Note 9 on pages 184–186.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information to be provided in Items 10, 11, 12, 13 and 14 of Form 10-K and not otherwise included herein is incorporated by reference to the Firm’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be held on May 18, 2010, which will be filed with the SEC within 120 days of the end of the Firm’s fiscal year ended December 31, 2009.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
See Item 13.
Part IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibits, financial statement schedules

1.	Financial statements

The Consolidated Financial Statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 137.

2.	Financial statement schedules
3.	Exhibits

3.1	Restated Certificate of Incorporation of JPMorgan Chase & Co., effective April 5, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 7, 2006).

3.2	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 24, 2008).

3.3	Certificate of Designations of 6.15% Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 16, 2008).

3.4	Certificate of Designations of 5.72% Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 16, 2008).

3.5	Certificate of Designations of 5.49% Cumulative Preferred Stock, Series G (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 16, 2008).

3.6	Certificate of Designations of 8.625% Non-Cumulative Preferred Stock, Series J (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A of JPMorgan Chase & Co. (File No. 1-5805) filed September 17, 2008).

3.7	By-laws of JPMorgan Chase & Co., effective January 19, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 25, 2010).

4.1(a)	Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and The Chase Manhattan Bank (National Association) (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4.1(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).

4.1(b)	First Supplemental Indenture, dated as of November 1, 2007, between JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture, dated as of December 1, 1989 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed November 7, 2007).

4.1(c)	Fifth Supplemental Indenture, dated as of December 22, 2008, between JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture, dated as of December 1, 1989 (incorporated by reference to Exhibit 4.1(c) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).

4.2(a)	Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation (now known as JPMorgan Chase & Co.) and Morgan Guaranty Trust Company of New York (succeeded by U.S. Bank Trust National Association), as Trustee (incorporated by reference to Exhibit 4.3(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.2(b)	Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.3(c) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).

4.3(a)	Indenture, dated as of May 25, 2001, between JPMorgan Chase & Co. and Bankers Trust Company (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4(a)(1) to the Registration Statement on Form S-3 of JPMorgan Chase & Co. (File No. 333-52826) filed June 13, 2001).
4.3(b)	First Supplemental Indenture, dated as of April 9, 2008, between JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee to the Indenture, dated as of May 25, 2001 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File no. 1-5805) filed October 31, 2008).

4.4(a)	Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation (now known as JPMorgan Chase & Co.) and The Bank of New York (succeeded by The Bank of New York Mellon), as Trustee (incorporated by reference to Exhibit 4.4(a) to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).

4.4(b)	Supplemental Indenture (First), dated as of September 23, 2004, between JPMorgan Chase & Co. and The Bank of New York (succeeded by The Bank of New York Mellon), as Debenture Trustee, to the Junior Subordinated Indenture, dated as of December 1, 1996 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of JPMorgan Chase & Co. (File No. 333-126750) filed September 23, 2004).

4.4(c)	Supplemental Indenture (Second), dated as of May 19, 2005, between JPMorgan Chase & Co. and The Bank of New York (succeeded by The Bank of New York Mellon), as Debenture Trustee, to the Junior Subordinated Indenture, dated as of December 1, 1996 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 of JPMorgan Chase & Co. (File No. 333-126750) filed July 21, 2005.

4.5	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 24, 2008).

4.6	Form of Deposit Agreement (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-4 of JPMorgan Chase & Co. (File No. 333-152214) filed July 9, 2007).

4.7	Form of Deposit Agreement (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-4 of JPMorgan Chase & Co. (File No. 333-152214) filed July 9, 2007).

4.8	Form of Deposit Agreement (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-4 of JPMorgan Chase & Co. (File No. 333-152214) filed July 9, 2007).

4.9	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed August 21, 2008).

Part IV

Other instruments defining the rights of holders of long-term debt securities of JPMorgan Chase & Co. and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. JPMorgan Chase & Co. agrees to furnish copies of these instruments to the SEC upon request.
10.1	Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., as amended and restated July 2001 and as of December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).*

10.2	2005 Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).*

10.3	Post-Retirement Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation, as amended and restated, effective May 21, 1996 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.4	2005 Deferred Compensation Program of JPMorgan Chase & Co., restated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.5	JPMorgan Chase & Co. 2005 Long-Term Incentive Plan as amended and restated effective May 20, 2008 (incorporated by reference to Appendix B of Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed March 31, 2008).*

10.6	Key Executive Performance Plan of JPMorgan Chase & Co., restated as of January 1, 2005 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).*

10.7	Excess Retirement Plan of JPMorgan Chase & Co., restated and amended as of December 31, 2008, as amended.*

10.8	1995 Stock Incentive Plan of J.P. Morgan & Co. Incorporated and Affiliated Companies, as amended, dated December 11, 1996 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.9	Executive Retirement Plan of JPMorgan Chase & Co., as amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*
10.10	Amendment to Bank One Corporation Director Stock Plan, as amended and restated effective February 1, 2003 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.11	Summary of Bank One Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).*

10.12	Bank One Corporation Stock Performance Plan, as amended and restated effective February 20, 2001 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.13	Bank One Corporation Supplemental Savings and Investment Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.14	Revised and Restated Banc One Corporation 1989 Stock Incentive Plan, effective January 18, 1989 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.15	Banc One Corporation Revised and Restated 1995 Stock Incentive Plan, effective April 17, 1995 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.16	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 stock appreciation rights (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).*

10.17	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of October 2005 stock appreciation rights (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).*

10.18	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).*

10.19	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 restricted stock units (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).*

10.20	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.21	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member stock appreciation rights, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.22	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.23	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member stock appreciation rights, dated as of February 3, 2010.*

10.24	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member restricted stock units, dated as of February 3, 2010.*

10.25	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member restricted stock units, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.26	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights for James Dimon (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).*
10.27	Form of JPMorgan Chase & Co. Performance-Based Incentive Compensation Plan, effective as of January 1, 2006, as amended.*

10.28	Form of Warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the Form 8-A of JPMorgan Chase & Co. (File No. 1-5805) filed December 11, 2009).

12.1	Computation of ratio of earnings to fixed charges.

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1	List of Subsidiaries of JPMorgan Chase & Co.

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2009 (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1	Consent of independent registered public accounting firm.

31.1	Certification.

31.2	Certification.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

***	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Pages 24–36 not used

Financial:

38	Five-Year Summary of Consolidated Financial Highlights

39	Five-Year Stock Performance

Management’s discussion and analysis:

39	Introduction

41	Executive Overview

45	Consolidated Results of Operations

50	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures

53	Business Segment Results

76	Balance Sheet Analysis

78	Off–Balance Sheet Arrangements and Contractual Cash Obligations

82	Capital Management

86	Risk Management

88	Liquidity Risk Management

93	Credit Risk Management

118	Market Risk Management

124	Private Equity Risk Management

125	Operational Risk Management

126	Reputation and Fiduciary Risk Management

127	Critical Accounting Estimates Used by the Firm

132	Accounting and Reporting Developments

134	Nonexchange-Traded Commodity Derivative Contracts at Fair Value

135	Forward-Looking Statements

Audited financial statements:

136	Management’s Report on Internal Control Over Financial Reporting

137	Report of Independent Registered Public Accounting Firm

138	Consolidated Financial Statements

142	Notes to Consolidated Financial Statements

Supplementary information:

241	Selected Quarterly Financial Data

242	Selected Annual Financial Data

243	Glossary of Terms

JPMorgan Chase & Co. / 2009 Annual Report	37

Five-year summary of consolidated financial highlights

(unaudited)
(in millions, except per share, headcount and ratio data)
As of or for the year ended December 31,	2009	2008(d)	2007	2006	2005

Selected income statement data
Total net revenue	$100,434	$67,252	$71,372	$61,999	$54,248
Total noninterest expense	52,352	43,500	41,703	38,843	38,926

Pre-provision profit(a)	48,082	23,752	29,669	23,156	15,322
Provision for credit losses	32,015	19,445	6,864	3,270	3,483
Provision for credit losses – accounting conformity(b)	—	1,534	—	—	—

Income from continuing operations before income tax expense/(benefit)	16,067	2,773	22,805	19,886	11,839
Income tax expense/(benefit)	4,415	(926)	7,440	6,237	3,585

Income from continuing operations	11,652	3,699	15,365	13,649	8,254
Income from discontinued operations(c)	—	—	—	795	229

Income before extraordinary gain	11,652	3,699	15,365	14,444	8,483
Extraordinary gain(d)	76	1,906	—	—	—

Net income	$11,728	$5,605	$15,365	$14,444	$8,483

Per common share data
Basic earnings(e)
Income from continuing operations	$2.25	$0.81	$4.38	$3.83	$2.30
Net income	2.27	1.35	4.38	4.05	2.37
Diluted earnings(e)(f)
Income from continuing operations	$2.24	$0.81	$4.33	$3.78	$2.29
Net income	2.26	1.35	4.33	4.00	2.35
Cash dividends declared per share	0.20	1.52	1.48	1.36	1.36
Book value per share	39.88	36.15	36.59	33.45	30.71
Common shares outstanding
Average: Basic(e)	3,862.8	3,501.1	3,403.6	3,470.1	3,491.7
Diluted(e)	3,879.7	3,521.8	3,445.3	3,516.1	3,511.9
Common shares at period-end	3,942.0	3,732.8	3,367.4	3,461.7	3,486.7
Share price
High	$47.47	$50.63	$53.25	$49.00	$40.56
Low	14.96	19.69	40.15	37.88	32.92
Close	41.67	31.53	43.65	48.30	39.69
Market capitalization	164,261	117,695	146,986	167,199	138,387
Selected ratios
Return on common equity (“ROE”)(f)
Income from continuing operations	6%	2%	13%	12%	8%
Net income	6	4	13	13	8
Return on tangible common equity (“ROTCE”)(f)(g)
Income from continuing operations	10	4	22	24	15
Net income	10	6	22	24	15
Return on assets (“ROA”):
Income from continuing operations	0.58	0.21	1.06	1.04	0.70
Net income	0.58	0.31	1.06	1.10	0.72
Overhead ratio	52	65	58	63	72
Tier 1 capital ratio	11.1	10.9	8.4	8.7	8.5
Total capital ratio	14.8	14.8	12.6	12.3	12.0
Tier 1 leverage ratio	6.9	6.9	6.0	6.2	6.3
Tier 1 common capital ratio(h)	8.8	7.0	7.0	7.3	7.0
Selected balance sheet data (period-end)
Trading assets	$411,128	$509,983	$491,409	$365,738	$298,377
Securities	360,390	205,943	85,450	91,975	47,600
Loans	633,458	744,898	519,374	483,127	419,148
Total assets	2,031,989	2,175,052	1,562,147	1,351,520	1,198,942
Deposits	938,367	1,009,277	740,728	638,788	554,991
Long-term debt	266,318	270,683	199,010	145,630	119,886
Common stockholders’ equity	157,213	134,945	123,221	115,790	107,072
Total stockholders’ equity	165,365	166,884	123,221	115,790	107,211
Headcount	222,316	224,961	180,667	174,360	168,847

(a)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.
(b)	Results for 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual Bank’s banking operations.
(c)	On October 1, 2006, JPMorgan Chase & Co. completed the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York Company Inc. The results of operations of these corporate trust businesses are being reported as discontinued operations for each of the periods presented.
(d)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. On May 30, 2008, a wholly-owned subsidiary of JPMorgan Chase merged with and into The Bear Stearns Companies Inc. (“Bear Stearns”), and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase. The Washington Mutual acquisition resulted in negative goodwill, and accordingly, the Firm recorded an extraordinary gain. For additional information on these transactions, see Note 2 on pages 143–148 of this Annual Report.
(e)	Effective January 1, 2009, the Firm implemented new FASB guidance for participating securities. Accordingly, prior-period amounts have been revised as required. For further discussion of the guidance, see Note 25 on page 224 of this Annual Report.
(f)	The calculation of 2009 earnings per share and net income applicable to common equity include a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of U.S. Troubled Asset Relief Program (“TARP”) preferred capital in the second quarter of 2009. Excluding this reduction, the adjusted ROE and ROTCE were 7% and 11% for 2009. For further discussion, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on pages 50–52 of this Annual Report.
(g)	For further discussion of ROTCE, a non-GAAP financial measure, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on pages 50–52 of this Annual Report.
(h)	Tier 1 common is calculated as Tier 1 capital less qualifying perpetual preferred stock, qualifying trust preferred securities and qualifying minority interest in subsidiaries. The Firm uses the Tier 1 common capital ratio, a non-GAAP financial measure, to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. For further discussion, see Regulatory capital on pages 82–84 of this Annual Report.

38	JPMorgan Chase & Co. / 2009 Annual Report

Management’s discussion and analysis

FIVE-YEAR STOCK PERFORMANCE
The following table and graph compare the five-year cumulative total return for JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) common stock with the cumulative return of the S&P 500 Stock Index and the S&P Financial Index. The S&P 500 Index is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The S&P Financial Index is an index of 78 financial companies, all of which are within the S&P 500. The Firm is a component of both industry indices.
The following table and graph assume simultaneous investments of $100 on December 31, 2004, in JPMorgan Chase common stock and in each of the above S&P indices. The comparison assumes that all dividends are reinvested.

December 31,
(in dollars)	2004	2005	2006	2007	2008	2009

JPMorgan Chase	$100.00	$105.68	$132.54	$123.12	$91.84	$123.15
S&P Financial Index	100.00	106.48	126.91	103.27	46.14	54.09
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

This section of the JPMorgan Chase’s Annual Report for the year ended December 31, 2009 (“Annual Report”) provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of terms on pages 243–245 for definitions of terms used throughout this Annual Report. The MD&A included in this Annual Report contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan
Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking statements on page 135 of this Annual Report) and in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), in Part I, Item 1A: Risk factors, to which reference is hereby made.

INTRODUCTION

JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.0 trillion in assets, $165.4 billion in stockholders’ equity and operations in more than 60 countries as of December 31, 2009. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national bank with branches in 23 states in the U.S.; and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities Inc., the Firm’s U.S. investment banking firm.
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
Investment Bank
J.P. Morgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The clients of the Investment Bank (“IB”) are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, prime brokerage, and research. IB also commits the Firm’s own capital to principal investing and trading activities on a limited basis.
Retail Financial Services
Retail Financial Services (“RFS”), which includes the Retail Banking and Consumer Lending businesses, serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,100 bank branches (third-largest nationally) and 15,400 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 23,900 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 15,700 auto dealerships and nearly 2,100 schools and universities nationwide.

JPMorgan Chase & Co. / 2009 Annual Report	39

Management’s discussion and analysis

Card Services
Card Services (“CS”) is one of the nation’s largest credit card issuers, with more than 145 million credit cards in circulation and over $163 billion in managed loans. Customers used Chase cards to meet more than $328 billion of their spending needs in 2009.
Chase continues to innovate, despite a very difficult business environment, launching new products and services such as Blueprint, Ultimate Rewards, Chase Sapphire and Ink from Chase, and earning a market leadership position in building loyalty and rewards programs. Through its merchant acquiring business, Chase Paymentech Solutions, Chase is one of the leading processors of credit-card payments.
Commercial Banking
Commercial Banking (“CB”) serves nearly 25,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and more than 30,000 real estate investors/owners. Delivering extensive industry knowledge, local expertise and dedicated service, CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
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

40	JPMorgan Chase & Co. / 2009 Annual Report

EXECUTIVE OVERVIEW

This executive overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Annual Report. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting estimates affecting the Firm and its various lines of business, this Annual Report should be read in its entirety.
Financial performance of JPMorgan Chase

Year ended December 31,
(in millions, except per share data and ratios)	2009	2008	Change

Selected income statement data
Total net revenue	$100,434	$67,252	49%
Total noninterest expense	52,352	43,500	20
Pre-provision profit	48,082	23,752	102
Provision for credit losses	32,015	20,979	53
Income before extraordinary gain	11,652	3,699	215
Extraordinary gain	76	1,906	(96)
Net income	11,728	5,605	109

Diluted earnings per share
Income before extraordinary gain	$2.24	$0.81	177
Net income	2.26	1.35	67
Return on common equity
Income before extraordinary gain	6%	2%
Net income	6	4
Capital ratios
Tier 1 capital	11.1	10.9
Tier 1 common capital	8.8	7.0

Business overview
JPMorgan Chase reported 2009 net income of $11.7 billion, or $2.26 per share, compared with net income of $5.6 billion, or $1.35 per share, in 2008. Total net revenue in 2009 was $100.4 billion, compared with $67.3 billion in 2008. Return on common equity was 6% in 2009 and 4% in 2008. Results benefited from the impact of the acquisition of the banking operations of Washington Mutual Bank (“Washington Mutual”) on September 25, 2008, and the impact of the merger with The Bear Stearns Companies Inc. (“Bear Stearns”) on May 30, 2008.
The increase in net income for the year was driven by record net revenue, including record revenue in the Investment Bank reflecting modest net gains on legacy leveraged-lending and mortgage-related positions compared with net markdowns in the prior year. Partially offsetting the growth in the Firm’s revenue was an increase in the provision for credit losses, driven by an increase in the consumer provision, and higher noninterest expense reflecting the impact of the Washington Mutual transaction.
The business environment in 2009 gradually improved throughout the year. The year began with a continuation of the weak conditions experienced in 2008 - the global economy contracted sharply in the first quarter, labor markets deteriorated rapidly and unemployment rose, credit was tight, liquidity was diminished, and businesses continued to downsize and cut inventory levels rapidly. Throughout the year, the Board of Governors of the Federal Reserve System (“Federal Reserve”) took actions to stabilize the financial markets and promote an economic revival. It held its policy rate close to zero and indicated that this policy was likely to remain in place for some time, given economic conditions. In addition, it greatly expanded a program it launched at the end of 2008, with a plan to buy up to $1.7 trillion of securities, including Treasury securities, mortgage-backed securities and obligations of government-sponsored agencies. The U.S. government and various regulators continued their efforts to stabilize the U.S. economy, putting in place a financial rescue plan that supplemented the interest rate and other actions that had been taken by the Federal Reserve and the U.S. Department of the Treasury (the “U.S. Treasury”) in the second half of 2008. These efforts began to take effect during 2009. Developing economies rebounded significantly and contraction in developed economies slowed. Credit conditions improved in the summer, with most credit spreads narrowing dramatically. By the third quarter of the year, many spreads had returned to pre-crisis levels. By the fourth quarter, economic activity was expanding and signs emerged that the deterioration in the labor market was abating, although by the end of the year unemployment reached 10%, its highest level since 1983. The housing sector showed some signs of improvement and household spending appeared to be expanding at a moderate rate, though it remained constrained by a weak labor market, modest income growth, lower housing wealth, and tight credit. Businesses were continuing to reduce capital investment, though at a slower pace, and remained reluctant to add to payrolls. Financial market conditions in the fourth quarter became more supportive of economic growth.
Amidst this difficult operating environment, JPMorgan Chase benefited from the diversity of its leading franchises, as demonstrated by the continued earnings strength of its Investment Bank, Commercial Banking, Asset Management, and Retail Banking franchises. Significant market share and efficiency gains helped all of the Firm’s businesses maintain leadership positions: the Investment Bank ranked #1 for Global Investment Banking fees for 2009; in Commercial Banking, at year-end 2009, the total revenue related to investment banking products sold to CB clients doubled from its level at the time of the JPMorgan Chase-Bank One merger. In addition, the Firm completed the integration of Washington Mutual and continued to invest in its businesses, demonstrated by growth in checking and credit card accounts.
Throughout 2009, the Firm remained focused on maintaining a strong balance sheet. In addition to the capital generated from earnings, the Firm issued $5.8 billion of common stock and reduced its quarterly dividend. The Firm also increased its consumer allowance for credit losses by $7.8 billion, bringing the total allowance for credit losses to $32.5 billion, or 5.5% of total loans. The Firm recorded a $1.1 billion one-time noncash adjustment to common stockholders’ equity related

JPMorgan Chase & Co. / 2009 Annual Report	41

Management’s discussion and analysis

to the redemption of the $25.0 billion of Series K Preferred Stock issued to the U.S. Treasury under the Capital Purchase Program. Even with this adjustment, the Firm ended 2009 with a very strong Tier 1 Capital ratio of 11.1% and a Tier 1 Common ratio of 8.8%.
Throughout this turbulent financial period, JPMorgan Chase supported and served its 90 million customers and the communities in which it operates; delivered consumer-friendly products and policies; and continued to lend. The Firm extended nearly $250 billion in new credit to consumers during the year and for its corporate and municipal clients, either lent or assisted them in raising approximately $1 trillion in loans, stocks or bonds. The Firm also remained committed to helping homeowners meet the challenges of declining home prices and rising unemployment. Since 2007, the Firm has initiated over 900,000 actions to prevent foreclosures through its own programs and through government mortgage-modification programs. During 2009 alone, JPMorgan Chase offered approximately 600,000 loan modifications to struggling homeowners. Of these, 89,000 loans have achieved permanent modification. By March 31, 2010, the Firm will have opened 51 Chase Homeownership Centers across the country and already has over 14,000 employees dedicated to mortgage loss mitigation.
Management remains confident that JPMorgan Chase’s capital and reserve strength, combined with its significant earnings power, will allow the Firm to meet the uncertainties that lie ahead and still continue investing in its businesses and serving its clients and shareholders over the long term.
The discussion that follows highlights the performance of each business segment compared with the prior year and presents results on a managed basis unless otherwise noted. For more information about managed basis, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 50–52 of this Annual Report.
Investment Bank reported record net income in 2009 compared with a net loss in 2008. The significant rebound in earnings was driven by record net revenue, partially offset by increases in both noninterest expense and the provision for credit losses. The increase in net revenue was driven by record Fixed Income Markets revenue, reflecting strong results across most products, as well as modest net gains on legacy leveraged lending and mortgage-related positions, compared with over $10 billion of net markdowns in the prior year. Investment banking fees rose to record levels, as higher equity and debt underwriting fees were partially offset by lower advisory fees. Record Equity Markets revenue was driven by solid client revenue, particularly in prime services, and strong trading results. The net revenue results for IB in 2009 included losses from the tightening of the Firm’s credit spread on certain structured liabilities and derivatives, compared with gains in 2008 from the widening of the spread on those liabilities. The provision for credit losses increased, driven by continued weakness in the credit environment. IB ended the year with a ratio of allowance for loan losses to end-of-period loans retained of 8.25%. Noninterest expense increased, reflecting higher performance-based compensation offset partially by lower headcount-related expense.
Retail Financial Services net income decreased from the prior year, as an increase in the provision for credit losses and higher noninterest expense were predominantly offset by double-digit growth in net revenue. Higher net revenue reflected the impact of the Washington Mutual transaction, wider loan and deposit spreads, and higher net mortgage servicing revenue. The provision for credit losses increased from the prior year as weak economic conditions and housing price declines continued to drive higher estimated losses for the home equity and mortgage loan portfolios. RFS ended the year with a ratio of allowance for loan losses to ending loans, excluding purchased credit-impaired loans of 5.09%. Noninterest expense was higher, reflecting the impact of the Washington Mutual transaction and higher servicing and default-related expense.
Card Services reported a net loss for the year, compared with net income in 2008. The decline was driven by a significantly higher provision for credit losses, partially offset by higher net revenue. The double-digit growth in managed net revenue was driven by the impact of the Washington Mutual transaction, wider loan spreads and higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture; these were partially offset by higher revenue reversals associated with higher charge-offs, a decreased level of fees and lower average loan balances. The provision for credit losses increased, reflecting continued weakness in the credit environment. CS ended the year with a ratio of allowance for loan losses to end-of-period loans of 12.28%. Noninterest expense increased due to the dissolution of the Chase Paymentech Solutions joint venture and the impact of the Washington Mutual transaction, partially offset by lower marketing expense.
Commercial Banking net income decreased from 2008, as an increase in provision for credit losses and higher noninterest expense were predominantly offset by higher net revenue. Double-digit growth in net revenue reflected the impact of the Washington Mutual transaction and record levels of lending- and deposit-related and investment banking fees. Revenue rose in all business segments: Middle Market Banking, Commercial Term Lending, Mid-Corporate Banking and Real Estate Banking. The provision for credit losses increased, reflecting continued weakness throughout the year in the credit environment across all business segments, predominantly in real estate–related segments. CB ended the year with a ratio of allowance for loan losses to end-of-period loans retained of 3.12%. Noninterest expense increased due to the impact of the Washington Mutual transaction and higher Federal Deposit Insurance Corporation (“FDIC”) insurance premiums.
Treasury & Securities Services net income declined from the prior year, driven by lower net revenue. The decrease in net revenue reflected lower Worldwide Securities Services net revenue, driven by lower balances and spreads on liability products; lower securities lending balances, primarily as a result of declines in asset valuations and demand; and the effect of market depreciation on certain custody assets. Treasury Services net revenue also declined, reflecting lower deposit balances and spreads, offset by higher trade revenue driven by wider spreads and growth across cash management and card product volumes. Noninterest expense rose slightly compared

42	JPMorgan Chase & Co. / 2009 Annual Report

with the prior year, reflecting higher FDIC insurance premiums offset by lower headcount-related expense.
Asset Management net income increased from the prior year, due to higher net revenue, offset largely by higher noninterest expense and a higher provision for credit losses. The increase in net revenue reflected higher valuations of the Firm’s seed capital investments, net inflows, wider loan spreads and higher deposit balances, offset partially by the effect of lower market levels and narrower deposit spreads. Asset Management’s businesses reported mixed revenue results: Institutional and Private Bank revenue were up while Retail and Private Wealth Management revenue were down. Assets under supervision increased for the year, due to the effect of higher market valuations and inflows in fixed income and equity products offset partially by outflows in cash products. The provision for credit losses increased compared with the prior year, reflecting continued weakness in the credit environment. Noninterest expense was higher, reflecting the effect of the Bear Stearns merger, higher performance-based compensation and higher FDIC insurance premiums, offset largely by lower headcount-related expense.
Corporate/Private Equity net income increased in 2009, reflecting elevated levels of trading gains and net interest income, securities gains, an after-tax gain from the sale of MasterCard shares and reduced losses from Private Equity compared with 2008. Trading gains and net interest income increased due to the Firm’s significant purchases of mortgage-backed securities guaranteed by U.S. government agencies, corporate debt securities, U.S. Treasury and government agency securities and other asset-backed securities. These investments were generally associated with the Chief Investment Office’s management of interest rate risk and investment of cash resulting from the excess funding the Firm continued to experience during 2009. The increase in securities was partially offset by sales of higher-coupon instruments (part of repositioning the investment portfolio) as well as prepayments and maturities.
Firmwide, the managed provision for credit losses was $38.5 billion, up by $13.9 billion, or 56%, from the prior year. The prior year included a $1.5 billion charge to conform Washington Mutual’s allowance for loan losses, which affected both the consumer and wholesale portfolios. For the purposes of the following analysis, this charge is excluded. The consumer-managed provision for credit losses was $34.5 billion, compared with $20.4 billion in the prior year, reflecting an increase in the allowance for credit losses in the home lending and credit card loan portfolios. Consumer-managed net charge-offs were $26.3 billion, compared with $13.0 billion in the prior year, resulting in managed net charge-off rates of 5.85% and 3.22%, respectively. The wholesale provision for credit losses was $4.0 billion, compared with $2.7 billion in the prior year, reflecting continued weakness in the credit environment throughout 2009. Wholesale net charge-offs were $3.1 billion, compared with $402 million in the prior year, resulting in net charge-off rates of 1.40% and 0.18%, respectively. The Firm’s nonperforming assets totaled $19.7 billion at December 31, 2009, up from $12.7 billion. The total allowance for credit losses increased by $8.7 billion from the prior year-end, resulting in a loan loss coverage ratio at December 31, 2009, of 5.51%, compared with 3.62% at December 31, 2008.
Total stockholders’ equity at December 31, 2009, was $165.4 billion.
2010 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for 2010 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm and its lines of business. The Firm continues to monitor the U.S. and international economies and political environments. The outlook for capital markets remains uncertain, and further declines in U.S. housing prices in certain markets and increases in the unemployment rate, either of which could adversely affect the Firm’s financial results, are possible. In addition, as a result of recent market conditions, the U.S. Congress and regulators have increased their focus on the regulation of financial institutions; any legislation or regulations that may be adopted as a result could limit or restrict the Firm’s operations, and could impose additional costs on the Firm in order to comply with such new laws or rules.
Given the potential stress on consumers from rising unemployment and continued downward pressure on housing prices, management remains cautious with respect to the credit outlook for the consumer loan portfolios. Possible continued weakness in credit trends could result in higher credit costs and require additions to the consumer allowance for credit losses. Based on management’s current economic outlook, quarterly net charge-offs could reach $1.4 billion for the home equity portfolio, $600 million for the prime mortgage portfolio and $500 million for the subprime mortgage portfolio over the next several quarters. The managed net charge-off rate for Card Services (excluding the Washington Mutual credit card portfolio) could approach 11% by the first quarter of 2010, including the adverse timing effect of a payment holiday program of approximately 60 basis points. The managed net charge-off rate for the Washington Mutual credit card portfolio could approach 24% over the next several quarters. These charge-off rates are likely to move even higher if the economic environment deteriorates beyond management’s current expectations. Similarly, wholesale credit costs and net charge-offs could increase in the next several quarters if the credit environment deteriorates.
The Investment Bank continues to operate in an uncertain environment, and as noted above, results could be adversely affected if the credit environment were to deteriorate further. Trading results can be volatile and 2009 included elevated client volumes and spread levels. As such, management expects Fixed Income and Equity Markets revenue to normalize over time as conditions stabilize.

JPMorgan Chase & Co. / 2009 Annual Report	43

Management’s discussion and analysis

In the Retail Banking segment within Retail Financial Services, although management expects underlying growth, results will be under pressure from the credit environment and ongoing lower consumer spending levels. In addition, the Firm has made changes, consistent with (and in certain respects, beyond) the requirements of newly-enacted legislation, in its policies relating to non-sufficient funds and overdraft fees. Although management estimates are, at this point in time, preliminary and subject to change, such changes are expected to result in an annualized reduction in net income of approximately $500 million, beginning in the first quarter of 2010.
In the Consumer Lending segment within Retail Financial Services, at current production and estimated run-off levels, the Home Lending portfolio of $263 billion at December 31, 2009, is expected to decline by approximately 10–15% and could possibly average approximately $240 billion in 2010 and approximately $200 billion in 2011. Based on management’s preliminary estimate, which is subject to change, the effect of such a reduction in the Home Lending portfolio is expected to reduce 2010 net interest income in the portfolio by approximately $1 billion from the 2009 level. Additionally, revenue could be negatively affected by elevated levels of repurchases of mortgages previously sold to, for example, government-sponsored enterprises.
Management expects noninterest expense in Retail Financial Services to remain at or above 2009 levels, reflecting investments in new branch builds and sales force hires as well as continued elevated servicing, default and foreclosed asset related costs.
Card Services faces rising credit costs in 2010, as well as continued pressure on both charge volumes and credit card receivables growth, reflecting continued lower levels of consumer spending. In addition, as a result of the recently-enacted credit card legislation, management estimates, which are preliminary and subject to change, are that CS’s annual net income may be adversely affected by approximately $500 million to $750 million. Further, management expects average Card outstandings to decline by approximately 10-15% in 2010 due to the run-off of the Washington Mutual portfolio and lower balance transfer levels. As a result of all these factors, management currently expects CS to report net losses in each of the first two quarters of 2010 (of approximately $1 billion in the first quarter and somewhat less than that in the second quarter) before the effect of any potential reserve actions. Results in the second half of 2010 will likely be dependent on the economic environment and potential reserve actions.
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
Earnings in Private Equity (within the Corporate/Private Equity segment) will likely be volatile and continue to be influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues. Corporate’s net interest income levels and securities gains will generally trend with the size of the investment portfolio in Corporate; however, the high level of trading gains in Corporate in the second half of 2009 is not likely to continue. In the near-term, Corporate quarterly net income (excluding Private Equity, merger-related items and any significant nonrecurring items) is expected to decline to approximately $300 million, subject to the size and duration of the investment securities portfolio.
Lastly, with regard to any decision by the Firm’s Board of Directors concerning any increase in the level of the common stock dividend, their determination will be subject to their judgment that the likelihood of another severe economic downturn has sufficiently diminished, that overall business performance has stabilized, and that such action is warranted taking into consideration the Firm’s earnings outlook, need to maintain adequate capital levels, alternative investment opportunities, and appropriate dividend payout ratios. When in the Board’s judgment, based on the foregoing, the Board believes it appropriate to increase the dividend to an annual payout level in the range of $0.75 to $1.00 per share, the Board would likely move forward with such an increase, and follow at some later time with an additional increase or additional increases sufficient to return to the Firm’s historical dividend ratio of approximately 30% to 40% of normalized earnings over time.

44	JPMorgan Chase & Co. / 2009 Annual Report

CONSOLIDATED RESULTS OF OPERATIONS

This following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three-year period ended December 31, 2009. Factors that related primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 127–131 of this Annual Report.
Revenue

Year ended December 31, (in millions)	2009	2008	2007

Investment banking fees	$7,087	$5,526	$6,635
Principal transactions	9,796	(10,699)	9,015
Lending- and deposit-related fees	7,045	5,088	3,938
Asset management, administration and commissions	12,540	13,943	14,356
Securities gains	1,110	1,560	164
Mortgage fees and related income	3,678	3,467	2,118
Credit card income	7,110	7,419	6,911
Other income	916	2,169	1,829

Noninterest revenue	49,282	28,473	44,966
Net interest income	51,152	38,779	26,406

Total net revenue	$100,434	$67,252	$71,372

2009 compared with 2008
Total net revenue was $100.4 billion, up by $33.2 billion, or 49%, from the prior year. The increase was driven by higher principal transactions revenue, primarily related to improved performance across most fixed income and equity products, and the absence of net markdowns on legacy leveraged lending and mortgage positions in IB, as well as higher levels of trading gains and investment securities income in Corporate/Private Equity. Results also benefited from the impact of the Washington Mutual transaction, which contributed to increases in net interest income, lending- and deposit-related fees, and mortgage fees and related income. Lastly, higher investment banking fees also contributed to revenue growth. These increases in revenue were offset partially by reduced fees and commissions from the effect of lower market levels on assets under management and custody, and the absence of proceeds from the sale of Visa shares in its initial public offering in the first quarter of 2008.
Investment banking fees increased from the prior year, due to higher equity and debt underwriting fees. For a further discussion of investment banking fees, which are primarily recorded in IB, see IB segment results on pages 55–57 of this Annual Report.
Principal transactions revenue, which consists of revenue from trading and private equity investing activities, was significantly higher compared with the prior year. Trading revenue increased, driven by improved performance across most fixed income and equity products; modest net gains on legacy leveraged lending and mortgage-related positions, compared with net markdowns of $10.6 billion in the prior year; and gains on trading positions in Corporate/Private Equity, compared with losses in the prior year of $1.1 billion on markdowns of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred securities. These increases in revenue were offset partially by an aggregate loss of $2.3 billion from the tightening of the Firm’s credit spread on certain structured liabilities and derivatives, compared with gains of $2.0 billion in the prior year from widening spreads on these liabilities and derivatives. The Firm’s private equity investments produced a slight net loss in 2009, a significant improvement from a larger net loss in 2008. For a further discussion of principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 55–57 and 74–75, respectively, and Note 3 on pages 148–165 of this Annual Report.
Lending- and deposit-related fees rose from the prior year, predominantly reflecting the impact of the Washington Mutual transaction and organic growth in both lending- and deposit-related fees in RFS, CB, IB and TSS. For a further discussion of lending- and deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 58–63, the TSS segment results on pages 69–70, and the CB segment results on pages 67–68 of this Annual Report.
The decline in asset management, administration and commissions revenue compared with the prior year was largely due to lower asset management fees in AM from the effect of lower market levels. Also contributing to the decrease were lower administration fees in TSS, driven by the effect of market depreciation on certain custody assets and lower securities lending balances; and lower brokerage commissions revenue in IB, predominantly related to lower transaction volume. For additional information on these fees and commissions, see the segment discussions for TSS on pages 69–70, and AM on pages 71–73 of this Annual Report.
Securities gains were lower in 2009 and included credit losses related to other-than-temporary impairment and lower gains on the sale of MasterCard shares of $241 million in 2009, compared with $668 million in 2008. These decreases were offset partially by higher gains from repositioning the Corporate investment securities portfolio in connection with managing the Firm’s structural interest rate risk. For a further discussion of securities gains, which are mostly recorded in Corporate/Private Equity, see the Corporate/Private Equity segment discussion on pages 74–75 of this Annual Report.
Mortgage fees and related income increased slightly from the prior year, as higher net mortgage servicing revenue was largely offset by lower production revenue. The increase in net mortgage servicing revenue was driven by growth in average third-party loans serviced as a result of the Washington Mutual transaction. Mortgage production revenue declined from the prior year, reflecting an increase in estimated losses from the repurchase of previously-sold loans, offset partially by wider margins on new originations. For a discussion of mortgage fees and related income, which is recorded primarily in RFS’s Consumer Lending business, see the Consumer Lending discussion on pages 60–63 of this Annual Report.
Credit card income, which includes the impact of the Washington Mutual transaction, decreased slightly compared with the prior year,

JPMorgan Chase & Co. / 2009 Annual Report	45

Management’s discussion and analysis

due to lower servicing fees earned in connection with CS securitization activities, largely as a result of higher credit losses. The decrease was partially offset by wider loan margins on securitized credit card loans; higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture; and higher interchange income. For a further discussion of credit card income, see the CS segment results on pages 64–66 of this Annual Report.
Other income decreased from the prior year, due predominantly to the absence of $1.5 billion in proceeds from the sale of Visa shares during its initial public offering in the first quarter of 2008, and a $1.0 billion gain on the dissolution of the Chase Paymentech Solutions joint venture in the fourth quarter of 2008; and lower net securitization income in CS. These items were partially offset by a $464 million charge recognized in 2008 related to the repurchase of auction-rate securities at par; the absence of a $423 million loss incurred in the second quarter of 2008, reflecting the Firm’s 49.4% share of Bear Stearns’ losses from April 8 to May 30, 2008; and higher valuations on certain investments, including seed capital in AM.
Net interest income increased from the prior year, driven by the Washington Mutual transaction, which contributed to higher average loans and deposits. The Firm’s interest-earning assets were $1.7 trillion, and the net yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 3.12%, an increase of 25 basis points from 2008. Excluding the impact of the Washington Mutual transaction, the increase in net interest income in 2009 was driven by a higher level of investment securities, as well as a wider net interest margin, which reflected the overall decline in market interest rates during the year. Declining interest rates had a positive effect on the net interest margin, as rates paid on the Firm’s interest-bearing liabilities decreased faster relative to the decline in rates earned on interest-earning assets. These increases in net interest income were offset partially by lower loan balances, which included the effect of lower customer demand, repayments and charge-offs.
2008 compared with 2007
Total net revenue of $67.3 billion was down $4.1 billion, or 6%, from the prior year. The decline resulted from the extremely challenging business environment for financial services firms in 2008. Principal transactions revenue decreased significantly and included net markdowns on mortgage-related positions and leveraged lending funded and unfunded commitments, losses on preferred securities of Fannie Mae and Freddie Mac, and losses on private equity investments. Also contributing to the decline in total net revenue were losses and markdowns recorded in other income, including the Firm’s share of Bear Stearns’ losses from April 8 to May 30, 2008. These declines were largely offset by higher net interest income, proceeds from the sale of Visa shares in its initial public offering, and the gain on the dissolution of the Chase Paymentech joint venture.
Investment banking fees were down from the record level of the prior year due to lower debt underwriting fees, as well as lower advisory and equity underwriting fees, both of which were at record levels in 2007. These declines were attributable to reduced market activity. For a further discussion of investment banking fees, which are primarily recorded in IB, see IB segment results on pages 55–57 of this Annual Report.
In 2008, principal transactions revenue declined by $19.7 billion from the prior year. Trading revenue decreased by $14.5 billion to a negative $9.8 billion, compared with positive $4.7 billion in 2007. The decline in trading revenue was largely driven by net markdowns of $5.9 billion on mortgage-related exposures, compared with $1.4 billion in net markdowns in the prior year; net markdowns of $4.7 billion on leveraged lending funded and unfunded commitments, compared with $1.3 billion in net markdowns in the prior year; losses of $1.1 billion on preferred securities of Fannie Mae and Freddie Mac; and weaker equity trading results, compared with a record level in 2007. In addition, trading revenue was adversely affected by additional losses and costs to reduce risk related to Bear Stearns positions. Partially offsetting the decline in trading revenue were record results in rates and currencies, credit trading, commodities and emerging markets, as well as strong Equity Markets client revenue; and total gains of $2.0 billion from the widening of the Firm’s credit spread on certain structured liabilities and derivatives, compared with $1.3 billion in 2007. Private equity results also declined substantially from the prior year, recording losses of $908 million in 2008, compared with gains of $4.3 billion in 2007. In addition, the first quarter of 2007 included a fair value adjustment related to the adoption of new FASB guidance on fair value measurement. For a further discussion of principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 55–57 and 74–75, respectively, and Note 3 on pages 148–165 of this Annual Report.
Lending- and deposit-related fees rose from 2007, predominantly resulting from higher deposit-related fees and the impact of the Washington Mutual transaction. For a further discussion of Lending- and deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 58–63, the TSS segment results on pages 69–70 and the CB segment results on pages 67–68 of this Annual Report.
The decline in asset management, administration and commissions revenue compared with 2007 was driven by lower asset management fees in AM, due to lower performance fees and the effect of lower market levels. This decline was partially offset by an increase in commissions revenue, related predominantly to higher brokerage transaction volume within IB’s Equity Markets revenue, which included additions from Bear Stearns’ Prime Services business; and higher administration fees in TSS, driven by wider spreads in securities lending and increased product usage by new and existing clients. For additional information on these fees and commissions, see the segment discussions for IB on pages 55–57, RFS on pages 58–63, TSS on pages 69–70 and AM on pages 71–73 of this Annual Report.
The increase in securities gains compared with the prior year was due to the repositioning of the Corporate investment securities portfolio, as part of managing the structural interest rate risk of the

46	JPMorgan Chase & Co. / 2009 Annual Report

Firm; and higher gains from the sale of MasterCard shares. For a further discussion of securities gains, which are mostly recorded in the Firm’s Corporate/Private Equity business, see the Corporate/Private Equity segment discussion on pages 74–75 of this Annual Report.
Mortgage fees and related income increased from the prior year, driven by higher net mortgage servicing revenue, which benefited from an improvement in mortgage servicing rights (“MSR”) risk management results and increased loan servicing revenue. Mortgage production revenue increased slightly, as growth in originations was predominantly offset by markdowns on the mortgage warehouse and increased losses related to the repurchase of previously sold loans. For a discussion of mortgage fees and related income, which is recorded primarily in RFS’s Consumer Lending business, see the Consumer Lending discussion on pages 60–63 of this Annual Report.
Credit card income rose compared with the prior year, driven by increased interchange income, due to higher customer charge volume in CS and higher debit card transaction volume in RFS; the impact of the Washington Mutual transaction; and increased servicing fees resulting from a higher level of securitized receivables. These results were partially offset by increases in volume-driven payments to partners and expense related to rewards programs. For a further discussion of credit card income, see CS’s segment results on pages 64–66 of this Annual Report.
Other income increased compared with the prior year, due predominantly to the proceeds from the sale of Visa shares in its initial public offering of $1.5 billion, the gain on the dissolution of the Chase Paymentech joint venture of $1.0 billion, and gains on sales of certain other assets. These proceeds and gains were partially offset by lower valuations on certain investments, including seed capital in AM; a $464 million charge related to the offer to repurchase auction-rate securities at par; losses of $423 million reflecting the Firm’s 49.4% ownership in Bear Stearns’ losses from April 8 to May 30, 2008; and lower net securitization income in CS.
Net interest income increased from the prior year driven, in part, by the Washington Mutual transaction, which contributed to higher average loans and deposits, and, to a lesser extent, by the Bear Stearns merger. The Bear Stearns Prime Services business contributed to higher net interest income, as this business increased average balances in other interest-earning assets (primarily customer receivables) and other interest-bearing liabilities (primarily customer payables). The Firm’s interest-earning assets were $1.4 trillion, and the net yield on those assets, on an FTE basis, was 2.87%, an increase of 48 basis points from 2007. Excluding the impact of the Washington Mutual transaction and the Bear Stearns merger, the increase in net interest income in 2008 was driven by a wider net interest margin, which reflected the overall decline in market interest rates during the year. The decline in rates had a positive effect on the net interest margin, as rates paid on the Firm’s interest-bearing liabilities decreased faster relative to the decrease in rates earned on interest-earning assets. Growth in consumer and wholesale loan balances also contributed to the increase in net interest income.
Provision for credit losses

Year ended December 31,
(in millions)	2009	2008	2007

Wholesale	$3,974	$3,327	$934
Consumer	28,041	17,652	5,930

Total provision for credit losses	$32,015	$20,979	$6,864

2009 compared with 2008
The provision for credit losses in 2009 rose by $11.0 billion compared with the prior year, predominantly due to a significant increase in the consumer provision. The prior year included a $1.5 billion charge to conform Washington Mutual’s allowance for loan losses, which affected both the consumer and wholesale portfolios. For the purpose of the following analysis, this charge is excluded. The consumer provision reflected additions to the allowance for loan losses for the home equity, mortgage and credit card portfolios, as weak economic conditions, housing price declines and higher unemployment rates continued to drive higher estimated losses for these portfolios. Included in the 2009 addition to the allowance for loan losses was a $1.6 billion provision related to estimated deterioration in the Washington Mutual purchased credit-impaired portfolio. The wholesale provision increased from the prior year, reflecting continued weakness in the credit environment in 2009 compared with the prior year. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 58–63, CS on pages 64–66, IB on pages 55–57 and CB on pages 67–68, and the Allowance for Credit Losses section on pages 115–117 of this Annual Report.
2008 compared with 2007
The provision for credit losses in 2008 rose by $14.1 billion compared with the prior year, due to increases in both the consumer and wholesale provisions. The increase in the consumer provision reflected higher estimated losses for home equity and mortgages resulting from declining housing prices; an increase in estimated losses for the auto, student and business banking loan portfolios; and an increase in the allowance for loan losses and higher charge-offs of credit card loans. The increase in the wholesale provision was driven by a higher allowance resulting from a weakening credit environment and growth in retained loans. The wholesale provision in the first quarter of 2008 also included the effect of the transfer of $4.9 billion of funded and unfunded leveraged lending commitments to retained loans from the held-for-sale portfolio. In addition, in 2008 both the consumer and wholesale provisions were affected by a $1.5 billion charge to conform assets acquired from Washington Mutual to the Firm’s loan loss methodologies. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 58–63, CS on pages 64–66, IB on pages 55–57 and CB on pages 67–68, and the Credit Risk Management section on pages 93–117 of this Annual Report.

JPMorgan Chase & Co. / 2009 Annual Report	47

Management’s discussion and analysis

Noninterest expense
The following table presents the components of noninterest
expense.

Year ended December 31,
(in millions)	2009	2008	2007

Compensation expense	$26,928	$22,746	$22,689
Noncompensation expense:
Occupancy expense	3,666	3,038	2,608
Technology, communications and equipment expense	4,624	4,315	3,779
Professional & outside services	6,232	6,053	5,140
Marketing	1,777	1,913	2,070
Other expense(a)(b)	7,594	3,740	3,814
Amortization of intangibles	1,050	1,263	1,394

Total noncompensation expense	24,943	20,322	18,805
Merger costs	481	432	209

Total noninterest expense	$52,352	$43,500	$41,703

(a)	Includes a $675 million FDIC special assessment in 2009.
(b)	Includes foreclosed property expense of $1.4 billion, $213 million and $56 million for 2009, 2008 and 2007, respectively. For additional information regarding foreclosed property, see Note 13 on pages 192–196 of this Annual Report.
2009 compared with 2008
Total noninterest expense was $52.4 billion, up $8.9 billion, or 20%, from the prior year. The increase was driven by the impact of the Washington Mutual transaction, higher performance-based compensation expense, higher FDIC-related costs and increased mortgage servicing and default-related expense. These items were offset partially by lower headcount-related expense, including salary and benefits but excluding performance-based incentives, and other noncompensation costs related to employees.
Compensation expense increased in 2009 compared with the prior year, reflecting higher performance-based incentives, as well as the impact of the Washington Mutual transaction. Excluding these two items, compensation expense decreased as a result of a reduction in headcount, particularly in the wholesale businesses and in Corporate.
Noncompensation expense increased from the prior year, due predominantly to the following: the impact of the Washington Mutual transaction; higher ongoing FDIC insurance premiums and an FDIC special assessment of $675 million recognized in the second quarter of 2009; higher mortgage servicing and default-related expense, which included an increase in foreclosed property expense of $1.2 billion; higher litigation costs; and the effect of the dissolution of the Chase Paymentech Solutions joint venture. The increase was partially offset by lower headcount-related expense, particularly in IB, TSS and AM; a decrease in amortization of intangibles, predominantly related to purchased credit card relationships; lower mortgage reinsurance losses; and a decrease in credit card marketing expense. For a discussion of amortization of intangibles, refer to Note 17 on pages 214–217 of this Annual Report.
For information on merger costs, refer to Note 10 on page 186 of this Annual Report.
2008 compared with 2007
Total noninterest expense for 2008 was $43.5 billion, up $1.8 billion, or 4%, from the prior year. The increase was driven by the additional operating costs related to the Washington Mutual transaction and Bear Stearns merger and investments in the businesses, partially offset by lower performance-based incentives.
Compensation expense increased slightly from the prior year, predominantly driven by investments in the businesses, including headcount additions associated with the Bear Stearns merger and Washington Mutual transaction, largely offset by lower performance-based incentives.
Noncompensation expense increased from the prior year as a result of the Bear Stearns merger and Washington Mutual transaction. Excluding the effect of these transactions, noncompensation expense decreased due to a net reduction in other expense related to litigation; lower credit card and consumer lending marketing expense; and a decrease in the amortization of intangibles, as certain purchased credit card relationships were fully amortized in 2007, and the amortization rate for core deposit intangibles declined in accordance with the amortization schedule. These decreases were offset partially by increases in professional & outside services, driven by investments in new product platforms in TSS, and business and volume growth in CS credit card processing and IB brokerage, clearing and exchange transaction processing. Also contributing to the increases were the following: an increase in other expense due to higher mortgage reinsurance losses and mortgage servicing expense due to increased delinquencies and defaults in RFS; an increase in technology, communications and equipment expense, reflecting higher depreciation expense on owned automobiles subject to operating leases in RFS, and other technology-related investments across the businesses; and an increase in occupancy expense, partly related to the expansion of RFS’s retail distribution network. For a further discussion of amortization of intangibles, refer to Note 17 on pages 214–217 of this Annual Report.
For information on merger costs, refer to Note 10 on page 186 of this Annual Report.

48	JPMorgan Chase & Co. / 2009 Annual Report

Income tax expense
The following table presents the Firm’s income before income tax expense/(benefit) and extraordinary gain, income tax expense/(benefit) and effective tax rate.

Year ended December 31,
(in millions, except rate)	2009	2008	2007

Income before income tax expense/ (benefit) and extraordinary gain	$16,067	$2,773	$22,805
Income tax expense/(benefit)	4,415	(926)	7,440
Effective tax rate	27.5%	(33.4)%	32.6%

2009 compared with 2008
The change in the effective tax rate compared with the prior year was primarily the result of higher reported pretax income and changes in the proportion of income subject to U.S. federal and state and local taxes. Benefits related to tax-exempt income, business tax credits and tax audit settlements increased in 2009 relative to 2008; however, the impact of these items on the effective tax rate was reduced by the significantly higher level of pretax income in 2009. In addition, 2008 reflected the realization of benefits of $1.1 billion from the release of deferred tax liabilities associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely. For a further discussion of income taxes, see Critical Accounting Estimates Used by the Firm on pages 127–131 and Note 27 on pages 226–228 of this Annual Report.
2008 compared with 2007
The decrease in the effective tax rate in 2008 compared with the prior year was the result of significantly lower reported pretax income, combined with changes in the proportion of income subject to U.S. federal taxes. Also contributing to the decrease in the effective tax rate was increased business tax credits and the realization of a $1.1 billion benefit from the release of deferred tax liabilities. These deferred tax liabilities were associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely. These decreases were partially offset by changes in state and local taxes, and equity losses representing the Firm’s 49.4% ownership interest in Bear Stearns’ losses from April 8 to May 30, 2008, for which no income tax benefit was recorded.
Extraordinary gain
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. This transaction was accounted for under the purchase method of accounting for business combinations. The adjusted net asset value of the banking operations after purchase accounting adjustments was higher than the consideration paid by JPMorgan Chase, resulting in an extraordinary gain. The preliminary gain recognized in 2008 was $1.9 billion. In the third quarter of 2009, the Firm recognized a $76 million increase in the extraordinary gain associated with the final purchase accounting adjustments for the acquisition. For a further discussion of the Washington Mutual transaction, see Note 2 on pages 143–148 of this Annual Report.

JPMorgan Chase & Co. / 2009 Annual Report	49

Management’s discussion and analysis
EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its consolidated financial statements using accounting principals generally accepted in the United States of America (“U.S. GAAP”); these financial statements appear on pages 138–141 of this Annual Report. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that assume credit card loans securitized by CS remain on the balance sheets, and presents revenue on a FTE basis. These adjustments do not have any impact on net income as reported by the lines of business or by the Firm as a whole.
The presentation of CS results on a managed basis assumes that credit card loans that have been securitized and sold in accordance with U.S. GAAP remain on the Consolidated Balance Sheets, and that the earnings on the securitized loans are classified in the same manner as the earnings on retained loans recorded on the Consolidated
Balance Sheets. JPMorgan Chase uses the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations are funded and decisions are made about allocating resources, such as employees and capital, based on managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance will affect both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believes managed basis information is useful to investors, enabling them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of reported to managed basis results for CS, see CS segment results on pages 64–66 of this Annual Report. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 15 on pages 198–205 of this Annual Report.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.
(Table continues on next page)

	2009				2008
			Fully				Fully
Year ended December 31,			tax-				tax-
(in millions, except per share and ratio data)	Reported results	Credit card(d)	equivalent adjustments	Managed basis	Reported results	Credit card(d)	equivalent adjustments	Managed basis

Revenue
Investment banking fees	$7,087	$—	$—	$7,087	$5,526	$—	$—	$5,526
Principal transactions	9,796	—	—	9,796	(10,699)	—	—	(10,699)
Lending- and deposit-related fees	7,045	—	—	7,045	5,088	—	—	5,088
Asset management, administration and commissions	12,540	—	—	12,540	13,943	—	—	13,943
Securities gains	1,110	—	—	1,110	1,560	—	—	1,560
Mortgage fees and related income	3,678	—	—	3,678	3,467	—	—	3,467
Credit card income	7,110	(1,494)	—	5,616	7,419	(3,333)	—	4,086
Other income	916	—	1,440	2,356	2,169	—	1,329	3,498

Noninterest revenue	49,282	(1,494)	1,440	49,228	28,473	(3,333)	1,329	26,469
Net interest income	51,152	7,937	330	59,419	38,779	6,945	579	46,303

Total net revenue	100,434	6,443	1,770	108,647	67,252	3,612	1,908	72,772
Noninterest expense	52,352	—	—	52,352	43,500	—	—	43,500

Pre-provision profit	48,082	6,443	1,770	56,295	23,752	3,612	1,908	29,272
Provision for credit losses	32,015	6,443	—	38,458	19,445	3,612	—	23,057
Provision for credit losses – accounting conformity(a)	—	—	—	—	1,534	—	—	1,534

Income before income tax expense/ (benefit) and extraordinary gain	16,067	—	1,770	17,837	2,773	—	1,908	4,681
Income tax expense/(benefit)	4,415	—	1,770	6,185	(926)	—	1,908	982

Income before extraordinary gain	11,652	—	—	11,652	3,699	—	—	3,699
Extraordinary gain	76	—	—	76	1,906	—	—	1,906

Net income	$11,728	$—	$—	$11,728	$5,605	$—	$—	$5,605

Diluted earnings per share(b)(c)	$2.24	$—	$—	$2.24	$0.81	$—	$—	$0.81
Return on assets(c)	0.58%	NM	NM	0.55%	0.21%	NM	NM	0.20%
Overhead ratio	52	NM	NM	48	65	NM	NM	60

Loans – period-end	$633,458	$84,626	$—	$718,084	$744,898	$85,571	$—	$830,469
Total assets – average	2,024,201	82,233	—	2,106,434	1,791,617	76,904	—	1,868,521

(a)	2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.
(b)	Effective January 1, 2009, the Firm implemented new FASB guidance for participating securities. Accordingly, prior-period amounts have been revised. For further discussion of the guidance, see Note 25 on page 224 of this Annual Report.
(c)	Based on income before extraordinary gain.
(d)	See pages 64–66 of this Annual Report for a discussion of the effect of credit card securitizations on CS.

50	JPMorgan Chase & Co. / 2009 Annual Report

On January 1, 2010, the Firm adopted the new consolidation accounting guidance for VIE’s. As the Firm will be deemed to be the primary beneficiary of its credit card securitization trusts as a result of this guidance, the Firm will consolidate the assets and liabilities of these credit card securitization trusts at their carrying values on January 1, 2010, and credit card–related income and credit costs associated with these securitization activities will be prospectively recorded on the 2010 Consolidated Statements of Income in the same classifications that are currently used to report such items on a managed basis. For additional information on the new accounting guidance, see “Accounting and reporting developments” on pages 132–134 of this Annual Report.
Total net revenue for each of the business segments and the Firm is presented on a FTE basis. Accordingly, investments that receive tax credits and revenue from tax-exempt securities are presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess
(Table continued from previous page)

2007

		Fully
Reported		tax-equivalent	Managed
results	Credit card(d)	adjustments	basis

$6,635	$—	$—	$6,635
9,015	—	—	9,015

3,938	—	—	3,938

14,356	—	—	14,356
164	—	—	164

2,118	—	—	2,118
6,911	(3,255)	—	3,656
1,829	—	683	2,512

44,966	(3,255)	683	42,394
26,406	5,635	377	32,418

71,372	2,380	1,060	74,812
41,703	—	—	41,703

29,669	2,380	1,060	33,109
6,864	2,380	—	9,244

—	—	—	—

22,805	—	1,060	23,865
7,440	—	1,060	8,500

15,365	—	—	15,365
—	—	—	—

$15,365	$—	$—	$15,365

$4.33	$—	$—	$4.33
1.06%	NM	NM	1.01%
58	NM	NM	56

$519,374	$72,701	$—	$592,075
1,455,044	66,780	—	1,521,824

the comparability of revenue arising from both taxable and tax-exempt sources.
The corresponding income tax impact related to these items is recorded within income tax expense.
Tangible common equity (“TCE”) represents common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less identifiable intangible assets (other than MSRs) and goodwill, net of related deferred tax liabilities. ROTCE, a non-GAAP financial ratio, measures the Firm’s earnings as a percentage of TCE and is, in management’s view, another meaningful measure to assess the Firm’s use of equity.
Management also uses certain non-GAAP financial measures at the business-segment level, because it believes these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and therefore facilitate a comparison of the business segment with the performance of its competitors.

Calculation of certain U.S. GAAP and non-GAAP metrics
The table below reflects the formulas used to calculate both the following U.S. GAAP and non-GAAP measures.
Return on common equity
Net income* / Average common stockholders’ equity
Return on tangible common equity(e)
Net income* / Average tangible common equity
Return on assets
Reported net income / Total average assets
Managed net income / Total average managed assets(f)
(including average securitized credit card receivables)
Overhead ratio
Total noninterest expense / Total net revenue
*	Represents net income applicable to common equity

(e)	The Firm uses ROTCE, a non-GAAP financial measure, to evaluate the Firm’s use of equity and to facilitate comparisons with competitors. Refer to the following page for the calculation of average tangible common equity.

(f)	The Firm uses return on managed assets, a non-GAAP financial measure, to evaluate the overall performance of the managed credit card portfolio, including securitized credit card loans.

JPMorgan Chase & Co. / 2009 Annual Report	51

Management’s discussion and analysis

Average tangible common equity

Year ended December 31, (in millions)	2009	2008

Common stockholders’ equity	$145,903	$129,116
Less: Goodwill	48,254	46,068
Less: Certain identifiable intangible assets	5,095	5,779
Add: Deferred tax liabilities(a)	2,547	2,369

TCE	$95,101	$79,638

(a)	Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.
Impact on ROE of redemption of TARP preferred stock issued to the U.S. Treasury
The calculation of 2009 net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion resulting from the repayment of TARP preferred capital. Excluding this reduction, ROE would have been 7% for 2009. The Firm views adjusted ROE, a non-GAAP financial measure, as meaningful because it enables the comparability to prior periods.

Year ended December 31, 2009		Excluding the
(in millions, except ratios)	As reported	TARP redemption

Return on equity
Net income	$11,728	$11,728
Less: Preferred stock dividends	1,327	1,327
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	—

Net income applicable to common equity	$9,289	$10,401

Average common stockholders’ equity	$145,903	$145,903

ROE	6%	7%

Impact on diluted earnings per share of redemption of TARP preferred stock issued to the U.S. Treasury
Net income applicable to common equity for the year ended December 31, 2009, included a one-time, noncash reduction of approximately $1.1 billion resulting from the repayment of TARP preferred capital. The following table presents the effect on net income applicable to common stockholders and the $0.27 reduction to diluted earnings per share for the year ended December 31, 2009.

Year ended December 31, 2009		Effect of
(in millions, except per share)	As reported	TARP redemption

Diluted earnings per share
Net income	$11,728	$—
Less: Preferred stock dividends	1,327	—
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	1,112

Net income applicable to common equity	$9,289	$(1,112)
Less: Dividends and undistributed earnings allocated to participating securities	515	(62)

Net income applicable to common stockholders	$8,774	$(1,050)

Total weighted average diluted shares outstanding	3,879.7	3,879.7

Net income per share	$2.26	$(0.27)

Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust. For a further discussion of this credit metric, see Allowance for Credit Losses on pages 115–117 of this Annual Report.

52	JPMorgan Chase & Co. / 2009 Annual Report

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

(a) Bear Stearns Private Client Services was renamed to JPMorgan Securities at the beginning of 2010.
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
Funds transfer pricing
Funds transfer pricing is used to allocate interest income and expense to each business and transfer the primary interest rate risk exposures to the Treasury group within the Corporate/Private Equity business segment. The allocation process is unique to each business segment and considers the interest rate risk, liquidity risk and regulatory requirements of that segment’s stand-alone peers. This process is overseen by senior management and reviewed by the Firm’s Asset-Liability Committee (“ALCO”). Business segments may retain certain interest rate exposures, subject to management approval, that would be expected in the normal operation of a similar peer business.
Capital allocation
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. For a further discussion, see Capital management–Line of business equity on pages 84-85 of this Annual Report.
Expense allocation
Where business segments use services provided by support units within the Firm, the costs of those support units are allocated to the business segments. The expense is allocated based on their

JPMorgan Chase & Co. / 2009 Annual Report	53

Management’s discussion and analysis

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

Segment results – Managed basis(a)
The following table summarizes the business segment results for the periods indicated.

Year ended December 31,	Total net revenue			Noninterest expense
(in millions)	2009	2008	2007	2009	2008	2007

Investment Bank(b)	$28,109	$12,335	$18,291	$15,401	$13,844	$13,074
Retail Financial Services	32,692	23,520	17,305	16,748	12,077	9,905
Card Services	20,304	16,474	15,235	5,381	5,140	4,914
Commercial Banking	5,720	4,777	4,103	2,176	1,946	1,958
Treasury & Securities Services	7,344	8,134	6,945	5,278	5,223	4,580
Asset Management	7,965	7,584	8,635	5,473	5,298	5,515
Corporate/Private Equity(b)	6,513	(52)	4,298	1,895	(28)	1,757

Total	$108,647	$72,772	$74,812	$52,352	$43,500	$41,703

Year ended December 31,	Net income/(loss)			Return on equity
(in millions)	2009	2008	2007	2009	2008	2007

Investment Bank(b)	$6,899	$(1,175)	$3,139	21%	(5)%	15%
Retail Financial Services	97	880	2,925	—	5	18
Card Services	(2,225)	780	2,919	(15)	5	21
Commercial Banking	1,271	1,439	1,134	16	20	17
Treasury & Securities Services	1,226	1,767	1,397	25	47	47
Asset Management	1,430	1,357	1,966	20	24	51
Corporate/Private Equity(b)(c)	3,030	557	1,885	NM	NM	NM

Total	$11,728	$5,605	$15,365	6%	4%	13%

(a)	Represents reported results on a tax-equivalent basis and excludes the impact of credit card securitizations.
(b)	In the second quarter of 2009, IB began reporting its credit reimbursement from TSS as a component of its total net revenue, whereas TSS continues to report its credit reimbursement to IB as a separate line item on its income statement (not part of total net revenue). Corporate/Private Equity includes an adjustment to offset IB’s inclusion of the credit reimbursement in total net revenue. Prior periods have been revised for IB and Corporate/Private Equity to reflect this presentation.
(c)	Net income included an extraordinary gain of $76 million and $1.9 billion related to the Washington Mutual transaction for 2009 and 2008, respectively.

54	JPMorgan Chase & Co. / 2009 Annual Report

INVESTMENT BANK

J.P. Morgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The Investment Bank’s clients are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, prime brokerage, research and thought leadership. IB also commits the Firm’s own capital to principal investing and trading activities on a limited basis.
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2009	2008(e)	2007

Revenue
Investment banking fees	$7,169	$5,907	$6,616
Principal transactions(a)	8,154	(7,042)	4,409
Lending- and deposit-related fees	664	463	446
Asset management, administration and commissions	2,650	3,064	2,701
All other income(b)	(115)	(341)	43

Noninterest revenue	18,522	2,051	14,215
Net interest income	9,587	10,284	4,076

Total net revenue(c)	28,109	12,335	18,291
Provision for credit losses	2,279	2,015	654
Noninterest expense
Compensation expense	9,334	7,701	7,965
Noncompensation expense	6,067	6,143	5,109

Total noninterest expense	15,401	13,844	13,074

Income/(loss) before income tax expense/(benefit)	10,429	(3,524)	4,563
Income tax expense/(benefit)(d)	3,530	(2,349)	1,424

Net income/(loss)	$6,899	$(1,175)	$3,139

Financial ratios
ROE	21%	(5)%	15%
ROA	0.99	(0.14)	0.45
Overhead ratio	55	112	71
Compensation expense as % of total net revenue	33	62	44

(a)	The 2009 results reflect modest net gains on legacy leveraged lending and mortgage-related positions, compared with net markdowns of $10.6 billion and $2.7 billion in 2008 and 2007, respectively.
(b)	TSS was charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS. IB recognizes this credit reimbursement in its credit portfolio business in all other income. Prior periods have been revised to conform to the current presentation.
(c)	Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments as well as tax-exempt income from municipal bond investments of $1.4 billion, $1.7 billion and $927 million for 2009, 2008 and 2007, respectively.
(d)	The income tax benefit in 2008 includes the result of reduced deferred tax liabilities on overseas earnings.
(e)	Results for 2008 include seven months of the combined Firm’s (JPMorgan Chase & Co.’s and Bear Stearns’) results and five months of heritage JPMorgan Chase results. 2007 reflects heritage JPMorgan Chase & Co. results only.
The following table provides IB’s total net revenue by business segment.

Year ended December 31,
(in millions)	2009	2008(d)	2007

Revenue by business
Investment banking fees:
Advisory	$1,867	$2,008	$2,273
Equity underwriting	2,641	1,749	1,713
Debt underwriting	2,661	2,150	2,630

Total investment banking fees	7,169	5,907	6,616
Fixed income markets(a)	17,564	1,957	6,339
Equity markets(b)	4,393	3,611	3,903
Credit portfolio(c)	(1,017)	860	1,433

Total net revenue	$28,109	$12,335	$18,291

Revenue by region
Americas	$15,156	$2,610	$8,245
Europe/Middle East/Africa	9,790	7,710	7,330
Asia/Pacific	3,163	2,015	2,716

Total net revenue	$28,109	$12,335	$18,291

(a)	Fixed income markets primarily include client and portfolio management revenue related to market-making across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets.
(b)	Equities markets primarily include client and portfolio management revenue related to market-making across global equity products, including cash instruments, derivatives and convertibles.
(c)	Credit portfolio revenue includes net interest income, fees and the impact of loan sales activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities, and changes in the credit valuation adjustment, which is the component of the fair value of a derivative that reflects the credit quality of the counterparty. Additionally, credit portfolio revenue incorporates an adjustment to the valuation of the Firm’s derivative liabilities. See pages 93–117 of the Credit Risk Management section of this Annual Report for further discussion.
(d)	Results for 2008 include seven months of the combined Firm’s (JPMorgan Chase & Co.’s and Bear Stearns’) results and five months of heritage JPMorgan Chase & Co. results. 2007 reflects heritage JPMorgan Chase & Co.’s results only.
2009 compared with 2008
Net income was $6.9 billion, compared with a net loss of $1.2 billion in the prior year. These results reflected significantly higher total net revenue, partially offset by higher noninterest expense and a higher provision for credit losses.
Total net revenue was $28.1 billion, compared with $12.3 billion in the prior year. Investment banking fees were up 21% to $7.2 billion, consisting of debt underwriting fees of $2.7 billion (up 24%), equity underwriting fees of $2.6 billion (up 51%), and advisory fees of $1.9 billion (down 7%). Fixed Income Markets revenue was $17.6 billion, compared with $2.0 billion in the prior year, reflecting improved performance across most products and modest net gains on legacy leveraged lending and mortgage-related positions, compared with net markdowns of $10.6 billion in the prior year. These results also included losses of $1.0 billion from the tightening of the Firm’s credit spread on certain structured liabilities, compared with gains

JPMorgan Chase & Co. / 2009 Annual Report	55

Management’s discussion and analysis

of $814 million in the prior year. Equity Markets revenue was $4.4 billion, up 22% from the prior year, driven by strong client revenue across products, particularly prime services, and improved trading results. These results also included losses of $536 million from the tightening of the Firm’s credit spread on certain structured liabilities, compared with gains of $510 million in the prior year. Credit Portfolio revenue was a loss of $1.0 billion versus a gain of $860 million in the prior year, driven by mark-to-market losses on hedges of retained loans compared with gains in the prior year, partially offset by the positive net impact of credit spreads on derivative assets and liabilities.
The provision for credit losses was $2.3 billion, compared with $2.0 billion in the prior year, reflecting continued weakness in the credit environment. The allowance for loan losses to end-of-period loans retained was 8.25%, compared with 4.83% in the prior year. Net charge-offs were $1.9 billion, compared with $105 million in the prior year. Total nonperforming assets were $4.2 billion, compared with $2.5 billion in the prior year.
Noninterest expense was $15.4 billion, up $1.6 billion, or 11%, from the prior year, driven by higher performance-based compensation expense, partially offset by lower headcount-related expense.
Return on Equity was 21% on $33.0 billion of average allocated capital, compared with negative 5% on $26.1 billion of average allocated capital in the prior year.
2008 compared with 2007
Net loss was $1.2 billion, a decrease of $4.3 billion from the prior year, driven by lower total net revenue, a higher provision for credit losses and higher noninterest expense, partially offset by a reduction in deferred tax liabilities on overseas earnings.
Total net revenue was $12.3 billion, down $6.0 billion, or 33%, from the prior year. Investment banking fees were $5.9 billion, down 11% from the prior year, driven by lower debt underwriting and advisory fees reflecting reduced market activity. Debt underwriting fees were $2.2 billion, down 18% from the prior year, driven by lower loan syndication and bond underwriting fees. Advisory fees of $2.0 billion declined 12% from the prior year. Equity underwriting fees were $1.7 billion, up 2% from the prior year driven by improved market share. Fixed Income Markets revenue was $2.0 billion, compared with $6.3 billion in the prior year. The decrease was driven by $5.9 billion of net markdowns on mortgage-related exposures and $4.7 billion of net markdowns on leveraged lending funded and unfunded commitments. Revenue was also adversely impacted by additional losses and costs to reduce risk related to Bear Stearns’ positions. These results were offset by record performance in rates and currencies, credit trading, commodities and emerging markets as well as $814 million of gains from the widening of the Firm’s credit spread on certain structured liabilities and derivatives. Equity Markets revenue was $3.6 billion, down 7% from the prior year, reflecting weak trading results, partially offset by strong client revenue across products including prime services, as well as $510 million of gains from the widening of the Firm’s credit spread on certain structured liabilities and derivatives. Credit portfolio revenue was $860 million, down 40%, driven by losses from widening counterparty credit spreads.
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
Noninterest expense was $13.8 billion, up $770 million, or 6%, from the prior year, reflecting higher noncompensation expense driven primarily by additional expense relating to the Bear Stearns merger, offset partially by lower performance-based compensation expense.
Return on equity was negative 5% on $26.1 billion of average allocated capital, compared with 15% on $21.0 billion in the prior year.
Selected metrics

Year ended December 31,
(in millions, except headcount)	2009	2008	2007

Selected balance sheet data (period-end)
Loans:
Loans retained(a)	$45,544	$71,357	$67,528
Loans held-for-sale and loans at fair value	3,567	13,660	22,283

Total loans	49,111	85,017	89,811
Equity	$33,000	$33,000	$21,000

Selected balance sheet data (average)
Total assets	$699,039	$832,729	$700,565
Trading assets – debt and equity instruments	273,624	350,812	359,775
Trading assets – derivative receivables	96,042	112,337	63,198
Loans:
Loans retained(a)	62,722	73,108	62,247
Loans held-for-sale and loans at fair value	7,589	18,502	17,723

Total loans	70,311	91,610	79,970

Adjusted assets(b)	538,724	679,780	611,749
Equity	33,000	26,098	21,000

Headcount	24,654	27,938	25,543

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans held-for-sale and loans at fair value.
(b)	Adjusted assets, a non-GAAP financial measure, equals total assets minus (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities (“VIEs”); (3) cash and securities segregated and on deposit for regulatory and other purposes; (4) goodwill and intangibles; (5) securities received as collateral; and (6) investments purchased under the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML Facility”). The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

56	JPMorgan Chase & Co. / 2009 Annual Report

Selected metrics

Year ended December 31,
(in millions, except ratios)	2009	2008	2007

Credit data and quality statistics
Net charge-offs	$1,904	$105	$36
Nonperforming assets:
Nonperforming loans:
Nonperforming loans retained(a)(b)	3,196	1,143	303
Nonperforming loans held-for-sale and loans at fair value	308	32	50

Total nonperforming loans	3,504	1,175	353
Derivative receivables	529	1,079	29
Assets acquired in loan satisfactions	203	247	71

Total nonperforming assets	4,236	2,501	453
Allowance for credit losses:
Allowance for loan losses	3,756	3,444	1,329
Allowance for lending-related commitments	485	360	560

Total allowance for credit losses	4,241	3,804	1,889
Net charge-off rate(a)(c)	3.04%	0.14%	0.06%
Allowance for loan losses to period-end loans retained(a)(d)	8.25	4.83	1.97
Allowance for loan losses to average loans retained(a)(c)	5.99	4.71 (h)	2.14
Allowance for loan losses to nonperforming loans retained(a)(b)	118	301	439
Nonperforming loans to total period-end loans	7.13	1.38	0.39
Nonperforming loans to average loans	4.98	1.28	0.44
Market risk-average trading and credit portfolio VaR – 99% confidence level(d)
Trading activities:
Fixed income	$221	$181	$80
Foreign exchange	30	34	23
Equities	75	57	48
Commodities and other	32	32	33
Diversification(e)	(131)	(108)	(77)

Total trading VaR(f)	227	196	107
Credit portfolio VaR(g)	101	69	17
Diversification(e)	(80)	(63)	(18)

Total trading and credit portfolio VaR	$248	$202	$106

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans held-for-sale and loans accounted for at fair value.
(b)	Allowance for loan losses of $1.3 billion and $430 million were held against these nonperforming loans at December 31, 2009 and 2008, respectively.
(c)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.
(d)	Results for 2008 include seven months of the combined Firm’s (JPMorgan Chase & Co.’s and Bear Stearns’) results and five months of heritage JPMorgan Chase & Co.’s results only. 2007 reflects heritage JPMorgan Chase & Co. results. For a more complete description of value-at-risk (“VaR”), see pages 118–122 of this Annual Report.
(e)	Average VaRs were less than the sum of the VaRs of their market risk components, due to risk offsets resulting from portfolio diversification. The diversification effect reflected the fact that the risks were not perfectly correlated. For further discussion of VaR, see pages 118–122 of this Annual Report. The risk of a portfolio of positions is usually less than the sum of the risks of the positions themselves.
(f)	Trading VaR includes predominantly all trading activities in IB; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include VaR related to held-for-sale funded loans and unfunded commitments, nor the debit valuation adjustments
(“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See VaR discussion on pages 118–122 and the DVA Sensitivity table on page 122 of this Annual Report for further details. Trading VaR also does not include the MSR portfolio or VaR related to other corporate functions, such as Corporate/Private Equity. Beginning in the fourth quarter of 2008, trading VaR includes the estimated credit spread sensitivity of certain mortgage products.
(g)	Included VaR on derivative credit valuation adjustments (“CVA”), hedges of the CVA and mark-to-market hedges of the retained loan portfolio, which were all reported in principal transactions revenue. This VaR does not include the retained loan portfolio.
(h)	Excluding the impact of a loan originated in March 2008 to Bear Stearns, the adjusted ratio would be 4.84% for 2008. The average balance of the loan extended to Bear Stearns was $1.9 billion for 2008.

Market shares and rankings(a)

	2009		2008		2007
	Market		Market		Market
December 31,	share	Rankings	share	Rankings	share	Rankings

Global debt, equity and equity-related	10%	#1	9%	#1	8%	#2
Global syndicated loans	10	1	11	1	13	1
Global long-term debt(b)	9	1	9	3	7	3
Global equity and equity-related(c)	13	1	10	1	9	2
Global announced M&A(d)	24	3	28	2	27	4
U.S. debt, equity and equity- related	14	1	15	2	10	2
U.S. syndicated loans	23	1	24	1	24	1
U.S. long-term debt(b)	14	1	15	2	10	2
U.S. equity and equity-related(c)	13	1	11	1	11	5
U.S. announced M&A(d)	35	3	35	2	28	3

(a)	Source: Thomson Reuters. Results for 2008 are pro forma for the Bear Stearns merger. Results for 2007 represent heritage JPMorgan Chase & Co. only.
(b)	Includes asset-backed securities, mortgage-backed securities and municipal securities.
(c)	Includes rights offerings; U.S.- domiciled equity and equity-related transactions.
(d)	Global announced M&A is based on rank value; all other rankings are based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. Global and U.S. announced M&A market share and rankings for 2008 and 2007 include transactions withdrawn since December 31, 2008 and 2007. U.S. announced M&A represents any U.S. involvement ranking.
According to Thomson Reuters, in 2009, the Firm was ranked #1 in Global Debt, Equity and Equity-related; #1 in Global Equity and Equity-related; #1 in Global Long-Term Debt: #1 in Global Syndicated Loans and #3 in Global Announced M&A, based on volume.
According to Dealogic, the Firm was ranked #1 in Global Investment Banking Fees generated during 2009, based on revenue.

JPMorgan Chase & Co. / 2009 Annual Report	57

Management’s discussion and analysis
RETAIL FINANCIAL SERVICES

Retail Financial Services, which includes the Retail Banking and Consumer Lending businesses, serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,100 bank branches (third-largest nationally) and 15,400 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 23,900 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 15,700 auto dealerships and nearly 2,100 schools and universities nationwide.
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
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2009	2008	2007

Revenue
Lending- and deposit-related fees	$3,969	$2,546	$1,881
Asset management, administration and commissions	1,674	1,510	1,275
Mortgage fees and related income	3,794	3,621	2,094
Credit card income	1,635	939	646
Other income	1,128	739	883

Noninterest revenue	12,200	9,355	6,779
Net interest income	20,492	14,165	10,526

Total net revenue	32,692	23,520	17,305

Provision for credit losses	15,940	9,905	2,610

Noninterest expense
Compensation expense	6,712	5,068	4,369
Noncompensation expense	9,706	6,612	5,071
Amortization of intangibles	330	397	465

Total noninterest expense	16,748	12,077	9,905

Income before income tax expense/(benefit)	4	1,538	4,790
Income tax expense/(benefit)	(93)	658	1,865

Net income	$97	$880	$2,925

Financial ratios

ROE	—%	5%	18%
Overhead ratio	51	51	57
Overhead ratio excluding core deposit intangibles(a)	50	50	55

(a)	Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excludes Retail Banking’s core deposit intangible amortization expense related to the Bank of New York transaction and the Bank One merger of $328 million, $394 million and $460 million for the years ended December 31, 2009, 2008 and 2007, respectively.
2009 compared with 2008
Net income was $97 million, a decrease of $783 million from the prior year, as the increase in provision for credit losses more than offset the positive impact of the Washington Mutual transaction.
Net revenue was $32.7 billion, an increase of $9.2 billion, or 39%, from the prior year. Net interest income was $20.5 billion, up by $6.3 billion, or 45%, reflecting the impact of the Washington Mutual transaction, and wider loan and deposit spreads. Noninterest revenue was $12.2 billion, up by $2.8 billion, or 30%, driven by the impact of the Washington Mutual transaction, wider margins on mortgage originations and higher net mortgage servicing revenue, partially offset by $1.6 billion in estimated losses related to the repurchase of previously sold loans.
The provision for credit losses was $15.9 billion, an increase of $6.0 billion from the prior year. Weak economic conditions and housing price declines continued to drive higher estimated losses for the home equity and mortgage loan portfolios. The provision included an addition of $5.8 billion to the allowance for loan losses, compared with an addition of $5.0 billion in the prior year. Included in the 2009 addition to the allowance for loan losses was a $1.6 billion increase related to estimated deterioration in the Washington Mutual purchased credit-impaired portfolio. To date, no charge-offs have been recorded on purchased credit-impaired loans; see page 62 of this Annual Report for the net charge-off rates, as reported. Home equity net charge-offs were $4.7 billion (4.32% excluding purchased credit-impaired loans), compared with $2.4 billion (2.39% excluding purchased credit-impaired loans) in the prior year. Subprime mortgage net charge-offs were $1.6 billion (11.86% excluding purchased credit-impaired loans), compared with $933 million (6.10% excluding purchased credit-impaired loans) in the prior year. Prime mortgage net charge-offs were $1.9 billion (3.05% excluding purchased credit-impaired loans), compared with $526 million (1.18% excluding purchased credit-impaired loans) in the prior year.
Noninterest expense was $16.7 billion, an increase of $4.7 billion, or 39%. The increase reflected the impact of the Washington Mutual transaction and higher servicing and default-related expense.

58	JPMorgan Chase & Co. / 2009 Annual Report

2008 compared with 2007
Net income was $880 million, a decrease of $2.0 billion, or 70%, from the prior year, as a significant increase in the provision for credit losses was partially offset by positive MSR risk management results and the positive impact of the Washington Mutual transaction.
Total net revenue was $23.5 billion, an increase of $6.2 billion, or 36%, from the prior year. Net interest income was $14.2 billion, up $3.6 billion, or 35%, benefiting from the Washington Mutual transaction, wider loan and deposit spreads, and higher loan and deposit balances. Noninterest revenue was $9.4 billion, up $2.6 billion, or 38%, as positive MSR risk management results, the impact of the Washington Mutual transaction, higher mortgage origination volume and higher deposit-related fees were partially offset by an increase in losses related to the repurchase of previously sold loans and markdowns on the mortgage warehouse.
The provision for credit losses was $9.9 billion, an increase of $7.3 billion from the prior year. Delinquency rates have increased due to overall weak economic conditions, while housing price declines have continued to drive increased loss severities, particularly for high loan-to-value home equity and mortgage loans. The provision includes $4.7 billion in additions to the allowance for loan losses for the heritage Chase home equity and mortgage portfolios. Home equity net charge-offs were $2.4 billion (2.23% net charge-off rate; 2.39% excluding purchased credit-impaired loans), compared with $564 million (0.62% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $933 million (5.49% net charge-off rate; 6.10% excluding purchased credit-impaired loans), compared with $157 million (1.55% net charge-off rate) in the prior year. Prime mortgage net charge-offs were $526 million (1.05% net charge-off rate; 1.18% excluding purchased credit-impaired loans), compared with $33 million (0.13% net charge-off rate) in the prior year. The provision for credit losses was also affected by an increase in estimated losses for the auto, student and business banking loan portfolios.
Total noninterest expense was $12.1 billion, an increase of $2.2 billion, or 22%, from the prior year, reflecting the impact of the Washington Mutual transaction, higher mortgage reinsurance losses, higher mortgage servicing expense and investments in the retail distribution network.
Selected metrics

Year ended December 31,
(in millions, except headcount and
ratios)	2009	2008	2007

Selected balance sheet data (period-end)
Assets	$387,269	$419,831	$256,351
Loans:
Loans retained	340,332	368,786	211,324
Loans held-for-sale and loans at fair value(a)	14,612	9,996	16,541

Total loans	354,944	378,782	227,865
Deposits	357,463	360,451	221,129
Equity	25,000	25,000	16,000
Selected balance sheet data (average)
Assets	$407,497	$304,442	$241,112
Loans:
Loans retained	354,789	257,083	191,645
Loans held-for-sale and loans at fair value(a)	18,072	17,056	22,587

Total loans	372,861	274,139	214,232
Deposits	367,696	258,362	218,062
Equity	25,000	19,011	16,000
Headcount	108,971	102,007	69,465
Credit data and quality statistics
Net charge-offs	$10,113	$4,877	$1,350
Nonperforming loans:
Nonperforming loans retained	10,611	6,548	2,760
Nonperforming loans held-for- sale and loans at fair value	234	236	68

Total nonperforming loans(b)(c)(d)	10,845	6,784	2,828
Nonperforming assets(b)(c)(d)	12,098	9,077	3,378
Allowance for loan losses	14,776	8,918	2,668
Net charge-off rate(f)	2.85%	1.90%	0.70%
Net charge-off rate excluding purchased credit-impaired loans(e)(f)	3.75	2.08	0.70
Allowance for loan losses to ending loans retained(f)	4.34	2.42	1.26
Allowance for loan losses to ending loans excluding purchased credit-impaired loans(e)(f)	5.09	3.19	1.26
Allowance for loan losses to nonperforming loans retained(b)(e)(f)	124	136	97
Nonperforming loans to total loans	3.06	1.79	1.24
Nonperforming loans to total loans excluding purchased credit-impaired loans	3.96	2.34	1.24

(a)	Loans at fair value consist of prime mortgage loans originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $12.5 billion, $8.0 billion and $12.6 billion at December 31, 2009, 2008 and 2007, respectively. Average balances of these loans totaled $15.8 billion, $14.2 billion and $11.9 billion for the years ended December 31, 2009, 2008 and 2007, respectively.
(b)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for on a pool basis, and the pools are considered to be performing.
(c)	Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.
(d)	At December 31, 2009, 2008 and 2007, nonperforming loans and assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.0 billion, $3.0 billion and $1.1 billion, respectively; (2) real estate owned insured

JPMorgan Chase & Co. / 2009 Annual Report	59

Management’s discussion and analysis

by U.S. government agencies of $579 million, $364 million and $452 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $542 million, $437 million and $417 million, respectively. These amounts are excluded, as reimbursement is proceeding normally.
(e)	Excludes the impact of purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. During 2009, an allowance for loan losses of $1.6 billion was recorded for these loans, which has also been excluded from applicable ratios. To date, no charge-offs have been recorded for these loans.
(f)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.
Retail Banking
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2009	2008	2007

Noninterest revenue	$7,169	$4,951	$3,763
Net interest income	10,781	7,659	6,193

Total net revenue	17,950	12,610	9,956
Provision for credit losses	1,142	449	79
Noninterest expense	10,357	7,232	6,166

Income before income tax expense	6,451	4,929	3,711
Net income	$3,903	$2,982	$2,245

Overhead ratio	58%	57%	62%
Overhead ratio excluding core deposit intangibles(a)	56	54	57

(a)	Retail Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excludes Retail Banking’s core deposit intangible amortization expense related to the Bank of New York transaction and the Bank One merger of $328 million, $394 million and $460 million for the years ended December 31, 2009, 2008 and 2007, respectively.
2009 compared with 2008
Retail Banking reported net income of $3.9 billion, up by $921 million, or 31%, from the prior year. Total net revenue was $18.0 billion, up by $5.3 billion, or 42%, from the prior year. The increase reflected the impact of the Washington Mutual transaction, wider deposit spreads, higher average deposit balances and higher debit card income. The provision for credit losses was $1.1 billion, compared with $449 million in the prior year, reflecting higher estimated losses in the Business Banking portfolio. Noninterest expense was $10.4 billion, up by $3.1 billion, or 43%. The increase reflected the impact of the Washington Mutual transaction, higher FDIC insurance premiums and higher headcount-related expense.
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
Selected metrics

Year ended December 31,
(in billions, except ratios and
where otherwise noted)	2009	2008	2007

Business metrics
Business banking origination volume	$2.3	$5.5	$6.9
End-of-period loans owned	17.0	18.4	15.6
End-of-period deposits
Checking	$121.9	$109.2	$66.9
Savings	153.4	144.0	96.0
Time and other	58.0	89.1	48.6

Total end-of-period deposits	333.3	342.3	211.5
Average loans owned	$17.8	$16.7	$14.9
Average deposits
Checking	$113.5	$77.1	$65.8
Savings	150.9	114.3	97.1
Time and other	76.4	53.2	43.8

Total average deposits	340.8	244.6	206.7
Deposit margin	2.96%	2.89%	2.72%
Average assets	$28.9	$26.3	$25.0

Credit data and quality statistics
(in millions, except ratio)
Net charge-offs	$842	$346	$163
Net charge-off rate	4.73%	2.07%	1.09%
Nonperforming assets	$839	$424	$294

Retail branch business metrics

Year ended December 31,	2009	2008	2007

Investment sales volume (in millions)	$21,784	$17,640	$18,360
Number of:
Branches	5,154	5,474	3,152
ATMs	15,406	14,568	9,186
Personal bankers	17,991	15,825	9,650
Sales specialists	5,912	5,661	4,105
Active online customers (in thousands)	15,424	11,710	5,918
Checking accounts (in thousands)	25,712	24,499	10,839

Consumer Lending
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2009	2008	2007

Noninterest revenue	$5,031	$4,404	$3,016
Net interest income	9,711	6,506	4,333

Total net revenue	14,742	10,910	7,349
Provision for credit losses	14,798	9,456	2,531
Noninterest expense	6,391	4,845	3,739

Income/(loss) before income tax expense/(benefit)	(6,447)	(3,391)	1,079
Net income/(loss)	$(3,806)	$(2,102)	$680

Overhead ratio	43%	44%	51%

2009 compared with 2008
Consumer Lending reported a net loss of $3.8 billion, compared with a net loss of $2.1 billion in the prior year.
Net revenue was $14.7 billion, up by $3.8 billion, or 35%, from the prior year. The increase was driven by the impact of the Washington Mutual transaction, wider loan spreads and higher mortgage fees and related income, partially offset by lower heritage Chase loan balances. Mortgage production revenue was $503 million,

60	JPMorgan Chase & Co. / 2009 Annual Report

down $395 million from the prior year, as an increase in losses from the repurchase of previously-sold loans was predominantly offset by wider margins on new originations. Operating revenue, which represents loan servicing revenue net of other changes in fair value of the MSR asset, was $1.7 billion, compared with $1.2 billion in the prior year, reflecting growth in average third-party loans serviced as a result of the Washington Mutual transaction. MSR risk management results were $1.6 billion, compared with $1.5 billion in the prior year, reflecting the positive impact of a decrease in estimated future mortgage prepayments during 2009.
The provision for credit losses was $14.8 billion, compared with $9.5 billion in the prior year, reflecting continued weakness in the home equity and mortgage loan portfolios (see Retail Financial Services discussion of the provision for credit losses, above on page 58 and Allowance for Credit Losses on pages 115–117 of this Annual Report, for further detail).
Noninterest expense was $6.4 billion, up by $1.5 billion, or 32%, from the prior year, reflecting higher servicing and default-related expense and the impact of the Washington Mutual transaction.
2008 compared with 2007
Consumer Lending net loss was $2.1 billion, compared with net income of $680 million in the prior year. Total net revenue was $10.9 billion, up $3.6 billion, or 48%, driven by higher mortgage fees and related income, the impact of the Washington Mutual transaction, higher loan balances and wider loan spreads.
The increase in mortgage fees and related income was primarily driven by higher net mortgage servicing revenue. Mortgage production revenue of $898 million was up $18 million, as higher mortgage origination volume was predominantly offset by an increase in losses related to the repurchase of previously sold loans and markdowns of the mortgage warehouse. Operating revenue, which represents loan servicing revenue net of other changes in fair value of the MSR asset was $1.2 billion, an increase of $403 million, or 50%, from the prior year reflecting growth in average third-party loans serviced which increased 42%, primarily due to the Washington Mutual transaction. MSR risk management results were $1.5 billion, compared with $411 million in the prior year.
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
Selected metrics

Year ended December 31,
(in billions)	2009	2008	2007

Business metrics
Loans excluding purchased credit-impaired loans(a)
End-of-period loans owned
Home equity	$101.4	$114.3	$94.8
Prime mortgage	59.4	65.2	34.0
Subprime mortgage	12.5	15.3	15.5
Option ARMs	8.5	9.0	—
Student loans	15.8	15.9	11.0
Auto loans	46.0	42.6	42.3
Other	0.7	1.3	2.1

Total end-of-period loans owned	$244.3	$263.6	$199.7

Average loans owned
Home equity	$108.3	$99.9	$90.4
Prime mortgage	62.2	45.0	30.4
Subprime mortgage	13.9	15.3	12.7
Option ARMs	8.9	2.3	—
Student loans	16.1	13.6	10.5
Auto loans	43.6	43.8	41.1
Other	1.0	1.1	2.3

Total average loans owned	$254.0	$221.0	$187.4

Purchased credit-impaired loans(a)

End-of-period loans owned
Home equity	$26.5	$28.6	$—
Prime mortgage	19.7	21.8	—
Subprime mortgage	6.0	6.8	—
Option ARMs	29.0	31.6	—

Total end-of-period loans owned	$81.2	$88.8	$—

Average loans owned
Home equity	$27.6	$7.1	$—
Prime mortgage	20.8	5.4	—
Subprime mortgage	6.3	1.7	—
Option ARMs	30.5	8.0	—

Total average loans owned	$85.2	$22.2	$—

Total consumer lending portfolio

End-of-period loans owned
Home equity	$127.9	$142.9	$94.8
Prime mortgage	79.1	87.0	34.0
Subprime mortgage	18.5	22.1	15.5
Option ARMs	37.5	40.6	—
Student loans	15.8	15.9	11.0
Auto loans	46.0	42.6	42.3
Other	0.7	1.3	2.1

Total end-of-period loans owned	$325.5	$352.4	$199.7

Average loans owned
Home equity	$135.9	$107.0	$90.4
Prime mortgage	83.0	50.4	30.4
Subprime mortgage	20.2	17.0	12.7
Option ARMs	39.4	10.3	—
Student loans	16.1	13.6	10.5
Auto loans	43.6	43.8	41.1
Other	1.0	1.1	2.3

Total average loans owned(b)	$339.2	$243.2	$187.4

(a)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase acquisition date.
(b)	Total average loans owned includes loans held-for-sale of $2.2 billion, $2.8 billion and $10.6 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

JPMorgan Chase & Co. / 2009 Annual Report	61

Management’s discussion and analysis

Consumer Lending (continued)
Credit data and quality statistics

(in millions, except ratios)	2009	2008	2007

Net charge-offs excluding purchased credit-impaired loans(a)
Home equity	$4,682	$2,391	$564
Prime mortgage	1,886	526	33
Subprime mortgage	1,648	933	157
Option ARMs	63	—	—
Auto loans	627	568	354
Other	365	113	79

Total net charge-offs	$9,271	$4,531	$1,187

Net charge-off rate excluding purchased credit-impaired loans(a)
Home equity	4.32%	2.39%	0.62%
Prime mortgage	3.05	1.18	0.13
Subprime mortgage	11.86	6.10	1.55
Option ARMs	0.71	—	—
Auto loans	1.44	1.30	0.86
Other	2.39	0.93	0.88
Total net charge-off rate excluding purchased credit-impaired loans(b)	3.68	2.08	0.67

Net charge-off rate – reported
Home equity	3.45%	2.23%	0.62%
Prime mortgage	2.28	1.05	0.13
Subprime mortgage	8.16	5.49	1.55
Option ARMs	0.16	—	—
Auto loans	1.44	1.30	0.86
Other	2.39	0.93	0.88
Total net charge-off rate(b)	2.75	1.89	0.67

30+ day delinquency rate excluding purchased credit-impaired loans(c)(d)(e)	5.93%	4.21%	3.10%
Allowance for loan losses	$13,798	$8,254	$2,418
Nonperforming assets(f)(g)	11,259	8,653	3,084
Allowance for loan losses to ending loans	4.27%	2.36%	1.24%
Allowance for loan losses to ending loans excluding purchased credit-impaired loans(a)	5.04	3.16	1.24

(a)	Excludes the impact of purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of the credit losses over the remaining life of the portfolio. During 2009, an allowance for loan losses of $1.6 billion was recorded for these loans, which has also been excluded from applicable ratios. To date, no charge-offs have been recorded for these loans.
(b)	Average loans included loans held-for-sale of $2.2 billion, $2.8 billion and $10.6 billion for the years ended December 31, 2009, 2008 and 2007, respectively, which were excluded when calculating the net charge-off rate.
(c)	Excluded mortgage loans that are insured by U.S. government agencies of $9.7 billion, $3.5 billion and $1.4 billion at December 31, 2009, 2008 and 2007, respectively. These amounts were excluded, as reimbursement is proceeding normally.
(d)	Excluded loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $942 million, $824 million and $663 million at December 31, 2009, 2008 and 2007, respectively. These amounts are excluded, as reimbursement is proceeding normally.
(e)	The delinquency rate for purchased credit-impaired loans was 27.79% and 17.89% at December 31, 2009 and 2008, respectively.
(f)	At December 31, 2009, 2008 and 2007, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.0 billion, $3.0 billion and $1.1 billion, respectively; (2) real estate owned insured by U.S. government agencies of $579 million, $364 million and $452 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $542 million, $437 million and $417 million, respectively. These amounts are excluded, as reimbursement is proceeding normally.
(g)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing.

(in billions, except ratios and where
otherwise noted)	2009		2008		2007

Origination volume
Mortgage origination volume by channel
Retail	$53.9		$41.1		$45.5
Wholesale(a)	11.8		29.4		42.7
Correspondent	72.8		55.5		27.9
CNT (negotiated transactions)	12.2		43.0		43.3

Total mortgage origination volume	150.7		169.0		159.4

Home equity	2.4		16.3		48.3
Student loans	4.2		6.9		7.0
Auto	23.7		19.4		21.3
Application volume
Mortgage application volume by channel
Retail	90.9		89.1		80.7
Wholesale(a)	16.4		63.0		86.7
Correspondent	99.3		82.5		41.5

Total mortgage application volume	206.6		234.6		208.9

Average mortgage loans held-for-sale and loans at fair value(b)	16.2		14.6		18.8
Average assets	378.6		278.1		216.1
Third-party mortgage loans serviced (ending)	1,082.1		1,172.6		614.7
Third-party mortgage loans serviced (average)	1,119.1		810.9		571.5
MSR net carrying value (ending)	15.5		9.3		8.6
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	1.43%		0.79%		1.40%

Supplemental mortgage fees and related income details (in millions)
Production revenue	$503		$898		$880

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	4,942		3,258		2,334
Other changes in MSR asset fair value	(3,279)		(2,052)		(1,531)

Total operating revenue	1,663		1,206		803
Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model	5,804		(6,849)		(516)
Derivative valuation adjustments and other	(4,176)		8,366		927

Total risk management	1,628		1,517		411

Total net mortgage servicing revenue	3,291		2,723		1,214

Mortgage fees and related income	3,794		3,621		2,094

Ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average)	0.44%		0.40%		0.41%
MSR revenue multiple(c)	3.25	x	1.98	x	3.41	x

(a)	Includes rural housing loans sourced through brokers and underwritten under U.S. Department of Agriculture guidelines.
(b)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. Average balances of these loans totaled $15.8 billion, $14.2 billion and $11.9 billion for the years ended December 31, 2009, 2008 and 2007, respectively.
(c)	Represents the ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending) divided by the ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average).

62	JPMorgan Chase & Co. / 2009 Annual Report

Mortgage origination channels comprise the following:
Retail – Borrowers who are buying or refinancing a home through direct contact with a mortgage banker employed by the Firm using a branch office, the Internet or by phone. Borrowers are frequently referred to a mortgage banker by a banker in a Chase branch, real estate brokers, home builders or other third parties.
Wholesale – A third-party mortgage broker refers loan applications to a mortgage banker at the Firm. Brokers are independent loan originators that specialize in finding and counseling borrowers but do not provide funding for loans. The Firm exited the broker channel during 2008.
Correspondent – Banks, thrifts, other mortgage banks and other financial institutions that sell closed loans to the Firm.
Correspondent negotiated transactions (“CNTs”) – These transactions occur when mid- to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm on an as-originated basis, and exclude purchased bulk servicing transactions. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.

Production revenue – Includes net gains or losses on originations and sales of prime and subprime mortgage loans, other production-related fees and losses related to the repurchase of previously sold loans.
Net mortgage servicing revenue includes the following components:
(a)	Operating revenue comprises:

– all gross income earned from servicing third-party mortgage loans including stated service fees, excess service fees, late fees and other ancillary fees.

– modeled servicing portfolio runoff (or time decay).

(b)	Risk management comprises:

– changes in MSR asset fair value due to market-based inputs such as interest rates and volatility, as well as updates to assumptions used in the MSR valuation model.

– derivative valuation adjustments and other, which represents changes in the fair value of derivative instruments used to offset the impact of changes in the market-based inputs to the MSR valuation model.

JPMorgan Chase & Co. / 2009 Annual Report	63

Management’s discussion and analysis
CARD SERVICES

Card Services is one of the nation’s largest credit card issuers, with more than 145 million credit cards in circulation and over $163 billion in managed loans. Customers used Chase cards to meet more than $328 billion of their spending needs in 2009.
Chase continues to innovate, despite a very difficult business environment, launching new products and services such as Blueprint, Ultimate Rewards, Chase Sapphire and Ink from Chase, and earning a market leadership position in building loyalty and rewards programs. Through its merchant acquiring business, Chase Paymentech Solutions, Chase is one of the leading processors of credit-card payments.
JPMorgan Chase uses the concept of “managed basis” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that have been securitized. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 50–52 of this Annual Report. Managed results exclude the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization does not change reported net income; however, it does affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets.
The following discussion of CS’s financial results reflects the acquisition of Washington Mutual’s credit cards operations, as a result of the Washington Mutual transaction on September 25, 2008, and the dissolution of the Chase Paymentech Solutions joint venture on November 1, 2008. See Note 2 on pages 143–148 of this Annual Report for more information concerning these transactions.
Selected income statement data – managed basis

Year ended December 31,
(in millions, except ratios)	2009	2008	2007

Revenue
Credit card income	$3,612	$2,768	$2,685
All other income	(692)	(49)	361

Noninterest revenue	2,920	2,719	3,046
Net interest income	17,384	13,755	12,189

Total net revenue	20,304	16,474	15,235

Provision for credit losses	18,462	10,059	5,711

Noninterest expense
Compensation expense	1,376	1,127	1,021
Noncompensation expense	3,490	3,356	3,173
Amortization of intangibles	515	657	720

Total noninterest expense	5,381	5,140	4,914

Income/(loss) before income tax expense/(benefit)	(3,539)	1,275	4,610
Income tax expense/(benefit)	(1,314)	495	1,691

Net income/(loss)	$(2,225)	$780	$2,919

Memo: Net securitization income/(loss)	$(474)	$(183)	$67
Financial ratios
ROE	(15)%	5%	21%
Overhead ratio	27	31	32

2009 compared with 2008
Card Services reported a net loss of $2.2 billion, compared with net income of $780 million in the prior year. The decrease was driven by a higher provision for credit losses, partially offset by higher total net revenue.
End-of-period managed loans were $163.4 billion, a decrease of $26.9 billion, or 14%, from the prior year, reflecting lower charge volume and a higher level of charge-offs. Average managed loans were $172.4 billion, an increase of $9.5 billion, or 6%, from the prior year, primarily due to the impact of the Washington Mutual transaction. Excluding the impact of the Washington Mutual transaction, end-of-period and average managed loans for 2009 were $143.8 billion and $148.8 billion, respectively.
Managed total net revenue was $20.3 billion, an increase of $3.8 billion, or 23%, from the prior year. Net interest income was $17.4 billion, up by $3.6 billion, or 26%, from the prior year, driven by wider loan spreads and the impact of the Washington Mutual transaction. These benefits were offset partially by higher revenue reversals associated with higher charge-offs, a decreased level of fees, lower average managed loan balances, and the impact of legislative changes. Noninterest revenue was $2.9 billion, an increase of $201 million, or 7%, from the prior year. The increase was driven by higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture and the impact of the Washington Mutual transaction, partially offset by lower securitization income.
The managed provision for credit losses was $18.5 billion, an increase of $8.4 billion from the prior year, reflecting a higher level of charge-offs and an addition of $2.4 billion to the allowance for loan losses, reflecting continued weakness in the credit environment. The managed net charge-off rate was 9.33%, up from 5.01% in the prior year. The 30-day managed delinquency rate was 6.28%, up from 4.97% in the prior year. Excluding the impact of the Washington Mutual transaction, the managed net charge-off rate was 8.45%, and the 30-day managed delinquency rate was 5.52%.
Noninterest expense was $5.4 billion, an increase of $241 million, or 5%, from the prior year, due to the dissolution of the Chase Paymentech Solutions joint venture and the impact of the Washington Mutual transaction, partially offset by lower marketing expense.
2008 compared with 2007
Net income was $780 million, a decline of $2.1 billion, or 73%, from the prior year. The decrease was driven by a higher provision for credit losses, partially offset by higher total net revenue.
Average managed loans were $162.9 billion, an increase of $13.5 billion, or 9%, from the prior year. End-of-period managed loans were $190.3 billion, an increase of $33.3 billion, or 21%, from the prior year. Excluding Washington Mutual, average managed loans were $155.9 billion and end-of-period managed loans were $162.1

64	JPMorgan Chase & Co. / 2009 Annual Report

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

The following are brief descriptions of selected business metrics within Card Services.
•	Charge volume – Dollar amount of cardmember purchases, balance transfers and cash advance activity.

•	Net accounts opened – Includes originations, purchases and sales.

•	Merchant acquiring business – A business that processes bank card transactions for merchants.
•	Bank card volume – Dollar amount of transactions processed for merchants.

•	Total transactions – Number of transactions and authorizations processed for merchants.

JPMorgan Chase & Co. / 2009 Annual Report	65

Management’s discussion and analysis

Selected metrics

Year ended December 31,
(in millions, except headcount, ratios
and where otherwise noted)	2009	2008	2007

Financial metrics
Percentage of average managed outstandings:
Net interest income	10.08%	8.45%	8.16%
Provision for credit losses	10.71	6.18	3.82
Noninterest revenue	1.69	1.67	2.04

Risk adjusted margin(a)	1.07	3.94	6.38
Noninterest expense	3.12	3.16	3.29

Pretax income/(loss) (ROO)(b)	(2.05)	0.78	3.09
Net income/(loss)	(1.29)	0.48	1.95

Business metrics
Charge volume (in billions)	$328.3	$368.9	$354.6

Net accounts opened (in millions)(c)	10.2	27.9	16.4
Credit cards issued (in millions)	145.3	168.7	155.0
Number of registered internet customers (in millions)	32.3	35.6	28.3

Merchant acquiring business(d)
Bank card volume (in billions)	$409.7	$713.9	$719.1
Total transactions (in billions)	18.0	21.4	19.7

Selected balance sheet data (period-end)
Loans:
Loans on balance sheets	$78,786	$104,746	$84,352
Securitized loans	84,626	85,571	72,701

Managed loans	$163,412	$190,317	$157,053

Equity	$15,000	$15,000	$14,100

Selected balance sheet data (average)
Managed assets	$192,749	$173,711	$155,957
Loans:
Loans on balance sheets	$87,029	$83,293	$79,980
Securitized loans	85,378	79,566	69,338

Managed average loans	$172,407	$162,859	$149,318

Equity	$15,000	$14,326	$14,100

Headcount	22,676	24,025	18,554

Managed credit quality statistics
Net charge-offs	$16,077	$8,159	$5,496

Net charge-off rate(e)	9.33%	5.01%	3.68%
Managed delinquency rates

30+ day(e)	6.28%	4.97%	3.48%

90+ day(e)	3.59	2.34	1.65

Allowance for loan losses(f)(g)	$9,672	$7,692	$3,407

Allowance for loan losses to period-end loans(f)(h)	12.28%	7.34%	4.04%

Key stats – Washington Mutual only(i)
Managed loans	$19,653	$28,250
Managed average loans	23,642	6,964

Net interest income(j)	17.11%	14.87%

Risk adjusted margin(a)(j)	(0.93)	4.18

Net charge-off rate(k)	18.79	12.09

30+ day delinquency rate(k)	12.72	9.14

90+ day delinquency rate(k)	7.76	4.39

Key stats – excluding Washington Mutual
Managed loans	$143,759	$162,067	$157,053
Managed average loans	148,765	155,895	149,318

Net interest income(j)	8.97%	8.16%	8.16%

Risk adjusted margin(a)(j)	1.39	3.93	6.38
Net charge-off rate	8.45	4.92	3.68
30+ day delinquency rate	5.52	4.36	3.48
90+ day delinquency rate	3.13	2.09	1.65

(a)	Represents total net revenue less provision for credit losses.

(b)	Pretax return on average managed outstandings.
(c)	Results for 2008 included approximately 13 million credit card accounts acquired by JPMorgan Chase in the Washington Mutual transaction.
(d)	The Chase Paymentech Solutions joint venture was dissolved effective November 1, 2008. JPMorgan Chase retained approximately 51% of the business and operates the business under the name Chase Paymentech Solutions. For the period January 1 through October 31, 2008, the data presented represents activity for the Chase Paymentech Solutions joint venture, and for the period November 1, 2008, through December 31, 2009, the data presented represents activity for Chase Paymentech Solutions.
(e)	Results for 2009 and 2008 reflect the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the Washington Mutual Master Trust.
(f)	Based on loans on balance sheets (“reported basis”).
(g)	The 2008 allowance for loan losses included an amount related to loans acquired in the Washington Mutual transaction.
(h)	Includes $1.0 billion of loans at December 31, 2009, held by the Washington Mutual Master Trust, which were consolidated onto the Card Services balance sheet at fair value during the second quarter of 2009. No allowance for loan losses was recorded for these loans as of December 31, 2009. Excluding these loans, the allowance for loan losses to period-end loans was 12.43%.
(i)	Statistics are only presented for periods after September 25, 2008, the date of the Washington Mutual transaction.
(j)	As a percentage of average managed outstandings.
(k)	Excludes the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the Washington Mutual Master Trust.
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

Year ended December 31, (in millions)	2009	2008	2007

Income statement data(a)
Credit card income
Reported	$5,106	$6,082	$5,940
Securitization adjustments	(1,494)	(3,314)	(3,255)

Managed credit card income	$3,612	$2,768	$2,685

Net interest income
Reported	$9,447	$6,838	$6,554
Securitization adjustments	7,937	6,917	5,635

Managed net interest income	$17,384	$13,755	$12,189

Total net revenue
Reported	$13,861	$12,871	$12,855
Securitization adjustments	6,443	3,603	2,380

Managed total net revenue	$20,304	$16,474	$15,235

Provision for credit losses
Reported	$12,019	$6,456	$3,331
Securitization adjustments	6,443	3,603	2,380

Managed provision for credit losses	$18,462	$10,059	$5,711

Balance sheet – average balances(a)
Total average assets
Reported	$110,516	$96,807	$89,177
Securitization adjustments	82,233	76,904	66,780

Managed average assets	$192,749	$173,711	$155,957

Credit quality statistics(a)
Net charge-offs
Reported	$9,634	$4,556	$3,116
Securitization adjustments	6,443	3,603	2,380

Managed net charge-offs	$16,077	$8,159	$5,496

Net charge-off rates
Reported	11.07%	5.47%	3.90%
Securitized	7.55	4.53	3.43

Managed net charge-off rate	9.33	5.01	3.68

(a)	For a discussion of managed basis, see the non-GAAP financial measures discussion on pages 50–52 of this Annual Report.

66	JPMorgan Chase & Co. / 2009 Annual Report

COMMERCIAL BANKING

Commercial Banking serves nearly 25,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and more than 30,000 real estate investors/ owners. Delivering extensive industry knowledge, local expertise and dedicated service, CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual from the FDIC, adding approximately $44.5 billion in loans to the Commercial Term Lending, Real Estate Banking and Other businesses in Commercial Banking.
Commercial Banking is divided into four primary client segments: Middle Market Banking, Commercial Term Lending, Mid-Corporate Banking, and Real Estate Banking. Middle Market Banking covers corporate, municipal, financial institution and not-for-profit clients, with annual revenue generally ranging between $10 million and $500 million. Mid-Corporate Banking covers clients with annual revenue generally ranging between $500 million and $2 billion and focuses on clients that have broader investment banking needs. Commercial Term Lending primarily provides term financing to real estate investors/owners for multi-family properties as well as financing office, retail and industrial properties. Real Estate Banking provides full-service banking to investors and developers of institutional-grade real estate properties.
Selected income statement data

Year ended December 31,
(in millions)	2009	2008	2007

Revenue
Lending- and deposit-related fees	$1,081	$854	$647
Asset management, administration and commissions	140	113	92
All other income(a)	596	514	524

Noninterest revenue	1,817	1,481	1,263
Net interest income	3,903	3,296	2,840

Total net revenue	5,720	4,777	4,103

Provision for credit losses	1,454	464	279

Noninterest expense
Compensation expense	776	692	706
Noncompensation expense	1,359	1,206	1,197
Amortization of intangibles	41	48	55

Total noninterest expense	2,176	1,946	1,958

Income before income tax expense	2,090	2,367	1,866
Income tax expense	819	928	732

Net income	$1,271	$1,439	$1,134

Revenue by product:
Lending	$2,663	$1,743	$1,419
Treasury services	2,642	2,648	2,350
Investment banking	394	334	292
Other	21	52	42

Total Commercial Banking revenue	$5,720	$4,777	$4,103

Selected income statement data

Year ended December 31,
(in millions, except ratios)	2009	2008	2007

IB revenue, gross(b)	$1,163	$966	$888
Revenue by business:
Middle Market Banking	$3,055	$2,939	$2,689
Commercial Term Lending(c)	875	243	—
Mid-Corporate Banking	1,102	921	815
Real Estate Banking(c)	461	413	421
Other(c)	227	261	178

Total Commercial Banking revenue	$5,720	$4,777	$4,103

Financial ratios
ROE	16%	20%	17%
Overhead ratio	38	41	48

(a)	Revenue from investment banking products sold to CB clients and commercial card revenue is included in all other income.
(b)	Represents the total revenue related to investment banking products sold to CB clients.
(c)	Results for 2009 and 2008 include total net revenue on net assets acquired in the Washington Mutual transaction.
2009 compared with 2008
Net income was $1.3 billion, a decrease of $168 million, or 12%, from the prior year, as higher provision for credit losses and noninterest expense was partially offset by higher net revenue, reflecting the impact of the Washington Mutual transaction.
Record net revenue of $5.7 billion increased $943 million, or 20%, from the prior year. Net interest income of $3.9 billion increased $607 million, or 18%, driven by the impact of the Washington Mutual transaction. Noninterest revenue was $1.8 billion, an increase of $336 million, or 23%, from the prior year, reflecting higher lending- and deposit-related fees and higher investment banking fees and other income.
On a client-segment basis, revenue from Middle Market Banking was $3.1 billion, an increase of $116 million, or 4%, from the prior year due to higher liability balances, a shift to higher-spread liability products, wider loan spreads, higher lending- and deposit-related fees, and higher other income, partially offset by a narrowing of spreads on liability products and reduced loan balances. Revenue from Commercial Term Lending (a new client segment acquired in the Washington Mutual transaction encompassing multi-family and commercial mortgage loans) was $875 million, an increase of $632 million. Mid-Corporate Banking revenue was $1.1 billion, an increase of $181 million, or 20%, driven by higher investment banking fees, increased loan spreads, and higher lending- and deposit-related fees. Real Estate Banking revenue was $461 million, an increase of $48 million, or 12%, due to the impact of the Washington Mutual transaction.
The provision for credit losses was $1.5 billion, compared with $464 million in the prior year, reflecting continued weakness in the credit environment, predominantly in real estate-related segments. Net charge-offs were $1.1 billion (1.02% net charge-off rate), compared with $288 million (0.35% net charge-off rate) in the prior year. The allowance for loan losses to end-of-period loans retained was 3.12%, up from 2.45% in the prior year. Nonperforming loans were $2.8 billion, an increase of $1.8 billion from the prior year.

JPMorgan Chase & Co. / 2009 Annual Report	67

Management’s discussion and analysis

Noninterest expense was $2.2 billion, an increase of $230 million, or 12%, from the prior year, due to the impact of the Washington Mutual transaction and higher FDIC insurance premiums.
2008 compared with 2007
Net income was $1.4 billion, an increase of $305 million, or 27%, from the prior year, due to growth in total net revenue including the impact of the Washington Mutual transaction, partially offset by a higher provision for credit losses.
Record total net revenue of $4.8 billion increased $674 million, or 16%. Net interest income of $3.3 billion increased $456 million, or 16%, driven by double-digit growth in liability and loan balances and the impact of the Washington Mutual transaction, partially offset by spread compression in the liability and loan portfolios. Noninterest revenue was $1.5 billion, up $218 million, or 17%, due to higher deposit- and lending-related fees.
On a client-segment basis, Middle Market Banking revenue was $2.9 billion, an increase of $250 million, or 9%, from the prior year due predominantly to higher deposit-related fees and growth in liability and loan balances. Revenue from Commercial Term Lending, a new client segment acquired in the Washington Mutual transaction, was $243 million. Mid-Corporate Banking revenue was $921 million, an increase of $106 million, or 13%, reflecting higher loan balances, investment banking revenue and deposit-related fees. Real Estate Banking revenue of $413 million decreased $8 million, or 2%.
Provision for credit losses was $464 million, an increase of $185 million, or 66%, compared with the prior year, reflecting a weakening credit environment and loan growth. Net charge-offs were $288 million (0.35% net charge-off rate), compared with $44 million (0.07% net charge-off rate) in the prior year, predominantly related to an increase in real estate charge-offs. The allowance for loan losses increased by $1.1 billion, which primarily reflected the impact of the Washington Mutual transaction. Nonperforming assets were $1.1 billion, an increase of $1.0 billion compared with the prior year, predominantly reflecting the Washington Mutual transaction and higher real estate–related balances.
Noninterest expense was $1.9 billion, a decrease of $12 million, or 1%, from the prior year, due to lower performance-based incentive compensation and volume-based charges from service providers, predominantly offset by the impact of the Washington Mutual transaction.
Selected metrics

Year ended December 31,
(in millions)	2009	2008	2007

Selected balance sheet data (period-end):
Loans:
Loans retained	$97,108	$115,130	$64,835
Loans held-for-sale and loans at fair value	324	295	1,366

Total loans	$97,432	$115,425	$66,201
Equity	8,000	8,000	6,700

Selected metrics

Year ended December 31,
(in millions, except headcount and
ratio data)	2009	2008		2007

Selected balance sheet data (average):
Total assets	$135,408	$114,299		$87,140
Loans:
Loans retained	106,421	81,931		60,231
Loans held-for-sale and loans at fair value	317	406		863

Total loans	$106,738	$82,337		$61,094
Liability balances(a)	113,152	103,121		87,726
Equity	$8,000	$7,251		$6,502

Average loans by business:
Middle Market Banking	$37,459	$42,193		$37,333
Commercial Term Lending(b)	36,806	9,310		—
Mid-Corporate Banking	15,951	16,297		12,481
Real Estate Banking(b)	12,066	9,008		7,116
Other(b)	4,456	5,529		4,164

Total Commercial Banking loans	$106,738	$82,337		$61,094

Headcount	4,151	5,206		4,125

Credit data and quality statistics:
Net charge-offs	$1,089	$288		$44
Nonperforming loans:
Nonperforming loans retained(c)	2,764	1,026		146
Nonperforming loans held-for- sale and loans held at fair value	37	—		—

Total nonperforming loans	2,801	1,026		146
Nonperforming assets	2,989	1,142		148
Allowance for credit losses:
Allowance for loan losses(d)	3,025	2,826		1,695
Allowance for lending-related commitments	349	206		236

Total allowance for credit losses	3,374	3,032		1,931

Net charge-off rate	1.02%	0.35%		0.07%
Allowance for loan losses to period-end loans retained	3.12	2.45		2.61
Allowance for loan losses to average loans retained	2.84	3.04	(e)	2.81
Allowance for loan losses to nonperforming loans retained	109	275		1,161
Nonperforming loans to total period-end loans	2.87	0.89		0.22
Nonperforming loans to total average loans	2.62	1.10	(e)	0.24

(a)	Liability balances include deposits and deposits swept to on–balance sheet liabilities such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
(b)	Results for 2009 and 2008 include loans acquired in the Washington Mutual transaction.
(c)	Allowance for loan losses of $581 million, $208 million and $32 million were held against nonperforming loans retained for the periods ended December 31, 2009, 2008, and 2007, respectively.
(d)	Beginning in 2008, the allowance for loan losses included an amount related to loans acquired in the Washington Mutual transaction and the Bear Stearns merger.
(e)	Average loans in the calculation of this ratio were adjusted to include $44.5 billion of loans acquired in the Washington Mutual transaction as if the transaction occurred on July 1, 2008. Excluding this adjustment, the unadjusted allowance for loan losses to average loans retained and nonperforming loans to total average loans ratios would have been 3.45% and 1.25%, respectively, for the period ended December 31, 2008.

68	JPMorgan Chase & Co. / 2009 Annual Report

TREASURY & SECURITIES SERVICES

Treasury & Securities Services is a global leader in transaction, investment and information services. TSS is one of the world’s largest cash management providers and a leading global custodian. Treasury Services provides cash management, trade, wholesale card and liquidity products and services to small and mid-sized companies, multinational corporations, financial institutions and government entities. TS partners with the Commercial Banking, Retail Financial Services and Asset Management businesses to serve clients firmwide. As a result, certain TS revenue is included in other segments’ results. Worldwide Securities Services holds, values, clears and services securities, cash and alternative investments for investors and broker-dealers, and it manages depositary receipt programs globally.
Selected income statement data

Year ended December 31,
(in millions, except ratio data)	2009	2008	2007

Revenue
Lending- and deposit-related fees	$1,285	$1,146	$923
Asset management, administration and commissions	2,631	3,133	3,050
All other income	831	917	708

Noninterest revenue	4,747	5,196	4,681
Net interest income	2,597	2,938	2,264

Total net revenue	7,344	8,134	6,945

Provision for credit losses	55	82	19
Credit reimbursement to IB(a)	(121)	(121)	(121)

Noninterest expense
Compensation expense	2,544	2,602	2,353
Noncompensation expense	2,658	2,556	2,161
Amortization of intangibles	76	65	66

Total noninterest expense	5,278	5,223	4,580

Income before income tax expense	1,890	2,708	2,225
Income tax expense	664	941	828

Net income	$1,226	$1,767	$1,397

Revenue by business
Treasury Services(b)	$3,702	$3,779	$3,190
Worldwide Securities Services(b)	3,642	4,355	3,755

Total net revenue	$7,344	$8,134	$6,945

Financial ratios
ROE	25%	47%	47%
Overhead ratio	72	64	66
Pretax margin ratio(c)	26	33	32

Year ended December 31,
(in millions, except headcount)	2009	2008	2007

Selected balance sheet data (period-end)
Loans(d)	$18,972	$24,508	$18,562
Equity	5,000	4,500	3,000

Selected balance sheet data (average)
Total assets	$35,963	$54,563	$53,350
Loans(d)	18,397	26,226	20,821
Liability balances(e)	248,095	279,833	228,925
Equity	5,000	3,751	3,000

Headcount	26,609	27,070	25,669

(a)	IB credit portfolio group manages certain exposures on behalf of clients shared with TSS. TSS reimburses IB for a portion of the total cost of managing the credit portfolio. IB recognizes this credit reimbursement as a component of noninterest revenue.
(b)	Reflects an internal reorganization for escrow products from Worldwide Securities Services to Treasury Services revenue of $168 million, $224 million and $177 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(c)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.
(d)	Loan balances include wholesale overdrafts, commercial card and trade finance loans.
(e)	Liability balances include deposits and deposits swept to on–balance sheet liabilities, such as commercial paper, federal funds purchased and securities loaned or sold under repurchase agreements.
2009 compared with 2008
Net income was $1.2 billion, a decrease of $541 million, or 31%, from the prior year, driven by lower net revenue.
Net revenue was $7.3 billion, a decrease of $790 million, or 10%, from the prior year. Worldwide Securities Services net revenue was $3.6 billion, a decrease of $713 million, or 16%. The decrease was driven by lower securities lending balances, primarily as a result of declines in asset valuations and demand, lower balances and spreads on liability products, and the effect of market depreciation on certain custody assets. Treasury Services net revenue was $3.7 billion, a decrease of $77 million, or 2%, reflecting spread compression on deposit products, offset by higher trade revenue driven by wider spreads and growth across cash management and card product volumes.
TSS generated firmwide net revenue of $10.2 billion, including $6.6 billion of net revenue in Treasury Services; of that amount, $3.7 billion was recorded in the Treasury Services business, $2.6 billion was recorded in the Commercial Banking business, and $245 million was recorded in other lines of business. The remaining $3.6 billion of net revenue was recorded in Worldwide Securities Services.
The provision for credit losses was $55 million, a decrease of $27 million from the prior year.
Noninterest expense was $5.3 billion, an increase of $55 million from the prior year. The increase was driven by higher FDIC insurance premiums, predominantly offset by lower headcount-related expense.

JPMorgan Chase & Co. / 2009 Annual Report	69

Management’s discussion and analysis

2008 compared with 2007
Net income was a record $1.8 billion, an increase of $370 million, or 26%, from the prior year, driven by higher total net revenue. This increase was largely offset by higher noninterest expense.
Total net revenue was a record $8.1 billion, an increase of $1.2 billion, or 17%, from the prior year. Worldwide Securities Services posted record net revenue of $4.4 billion, an increase of $600 million, or 16%, from the prior year. The growth was driven by wider spreads in securities lending, foreign exchange and liability products, increased product usage by new and existing clients (largely in custody, fund services, alternative investment services and depositary receipts) and higher liability balances, reflecting increased client deposit activity resulting from recent market conditions. These benefits were offset partially by market depreciation. Treasury Services posted record net revenue of $3.8 billion, an increase of $589 million, or 18%, reflecting higher liability balances and volume growth in electronic funds transfer products and trade loans. Revenue growth from higher liability balances reflects increased client deposit activity resulting from recent market conditions as well as organic growth. TSS firmwide net revenue, which includes Treasury Services net revenue recorded in other lines of business, grew to $11.1 billion, an increase of $1.5 billion, or 16%. Treasury Services firmwide net revenue grew to $6.7 billion, an increase of $916 million, or 16%.
Noninterest expense was $5.2 billion, an increase of $643 million, or 14%, from the prior year, reflecting higher expense related to business and volume growth as well as continued investment in new product platforms.
Selected metrics

Year ended December 31,
(in millions, except ratio data)	2009	2008	2007

TSS firmwide disclosures
Treasury Services revenue – reported(a)	$3,702	$3,779	$3,190
Treasury Services revenue reported in CB	2,642	2,648	2,350
Treasury Services revenue reported in other lines of business	245	299	270

Treasury Services firmwide revenue(a)(b)	6,589	6,726	5,810
Worldwide Securities Services revenue(a)	3,642	4,355	3,755

Treasury & Securities Services firmwide revenue(b)	$10,231	$11,081	$9,565
Treasury Services firmwide liability balances (average)(c)(d)	$274,472	$264,195	$217,142
Treasury & Securities Services firmwide liability balances (average)(c)	361,247	382,947	316,651
TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(e)	53%	50%	55%
Treasury & Securities Services firmwide overhead ratio(e)	62	57	60

Selected metrics

Year ended December 31,
(in millions, except ratio data
and where otherwise noted)	2009	2008	2007

Firmwide business metrics
Assets under custody (in billions)	$14,885	$13,205	$15,946

Number of:
U.S.$ ACH transactions originated (in millions)	3,896	4,000	3,870
Total U.S.$ clearing volume (in thousands)	113,476	115,742	111,036
International electronic funds transfer volume (in thousands)(f)	193,348	171,036	168,605
Wholesale check volume (in millions)	2,184	2,408	2,925
Wholesale cards issued (in thousands)(g)	27,138	22,784	18,722

Credit data and quality statistics
Net charge-offs/(recoveries)	$19	$(2)	$—
Nonperforming loans	14	30	—
Allowance for credit losses:
Allowance for loan losses	88	74	18
Allowance for lending-related commitments	84	63	32

Total allowance for credit losses	172	137	50

Net charge-off/(recovery) rate	0.10%	(0.01)%	—%
Allowance for loan losses to period-end loans	0.46	0.30	0.10
Allowance for loan losses to average loans	0.48	0.28	0.09
Allowance for loan losses to nonperforming loans	NM	247	NM
Nonperforming loans to period-end loans	0.07	0.12	—
Nonperforming loans to average loans	0.08	0.11	—

(a)	Reflects an internal reorganization for escrow products from Worldwide Securities Services to Treasury Services revenue of $168 million, $224 million and $177 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(b)	TSS firmwide revenue includes FX revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB. However, some of the FX revenue associated with TSS customers who are FX customers of IB is not included in TS and TSS firmwide revenue. These amounts were $661 million, $880 million and $552 million, for the years ended December 31, 2009, 2008 and 2007, respectively.
(c)	Firmwide liability balances include liability balances recorded in CB.
(d)	Reflects an internal reorganization for escrow products, from Worldwide Securities Services to TS liability balances, of $15.6 billion, $21.5 billion and $18.1 billion for the years ended December 31, 2009, 2008 and 2007, respectively.
(e)	Overhead ratios have been calculated based on firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in IB for TSS-related FX activity are not included in this ratio.
(f)	International electronic funds transfer includes non-U.S. dollar ACH and clearing volume.
(g)	Wholesale cards issued include domestic commercial, stored value, prepaid and government electronic benefit card products.

70	JPMorgan Chase & Co. / 2009 Annual Report

ASSET MANAGEMENT

Asset Management, with assets under supervision of $1.7 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including money market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2009	2008	2007

Revenue
Asset management, administration and commissions	$5,621	$6,004	$6,821
All other income	751	62	654

Noninterest revenue	6,372	6,066	7,475
Net interest income	1,593	1,518	1,160

Total net revenue	7,965	7,584	8,635

Provision for credit losses	188	85	(18)

Noninterest expense
Compensation expense	3,375	3,216	3,521
Noncompensation expense	2,021	2,000	1,915
Amortization of intangibles	77	82	79

Total noninterest expense	5,473	5,298	5,515

Income before income tax expense	2,304	2,201	3,138
Income tax expense	874	844	1,172

Net income	$1,430	$1,357	$1,966

Revenue by client segment
Private Bank(a)	$2,585	$2,565	$2,362
Institutional	2,065	1,775	2,525
Retail	1,580	1,620	2,408
Private Wealth Management(a)	1,316	1,387	1,340
Bear Stearns Private Client Services(b)	419	237	—

Total net revenue	$7,965	$7,584	$8,635

Financial ratios
ROE	20%	24%	51%
Overhead ratio	69	70	64
Pretax margin ratio(c)	29	29	36

(a)	In 2008, certain clients were transferred from Private Bank to Private Wealth Management. Prior periods have been revised to conform to this change.
(b)	Bear Stearns Private Client Services was renamed to JPMorgan Securities at the beginning of 2010.
(c)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.
2009 compared with 2008
Net income was $1.4 billion, an increase of $73 million, or 5%, from the prior year, due to higher total net revenue, offset largely by higher noninterest expense and provision for credit losses.
Total net revenue was $8.0 billion, an increase of $381 million, or 5%, from the prior year. Noninterest revenue was $6.4 billion, an increase of $306 million, or 5%, due to higher valuations of seed capital investments and net inflows, offset largely by lower market levels. Net interest income was $1.6 billion, up by $75 million, or 5%, from the prior year, due to wider loan spreads and higher deposit balances, offset partially by narrower deposit spreads.
Revenue from the Private Bank was $2.6 billion, up 1% from the prior year due to wider loan spreads and higher deposit balances, offset partially by the effect of lower market levels. Revenue from Institutional was $2.1 billion, up 16% due to higher valuations of seed capital investments and net inflows, offset partially by the effect of lower market levels. Revenue from Retail was $1.6 billion, down 2% due to the effect of lower market levels, offset largely by higher valuations of seed capital investments. Revenue from Private Wealth Management was $1.3 billion, down 5% due to narrower deposit spreads and the effect of lower market levels, offset partially by higher deposit balances and wider loan spreads. Bear Stearns Private Client Services contributed $419 million to revenue.
The provision for credit losses was $188 million, an increase of $103 million from the prior year, reflecting continued weakness in the credit environment.
Noninterest expense was $5.5 billion, an increase of $175 million, or 3%, from the prior year due to the effect of the Bear Stearns merger, higher performance-based compensation and higher FDIC insurance premiums, offset largely by lower headcount-related expense.
2008 compared with 2007
Net income was $1.4 billion, a decline of $609 million, or 31%, from the prior year, driven by lower total net revenue offset partially by lower noninterest expense.
Total net revenue was $7.6 billion, a decrease of $1.1 billion, or 12%, from the prior year. Noninterest revenue was $6.1 billion, a decline of $1.4 billion, or 19%, due to lower performance fees and the effect of market levels, including the impact of lower market valuations of seed capital investments. The lower results were offset partially by the benefit of the Bear Stearns merger and increased revenue from net asset inflows. Net interest income was $1.5 billion, up $358 million, or 31%, from the prior year, due to higher deposit and loan balances and wider deposit spreads.
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

JPMorgan Chase & Co. / 2009 Annual Report	71

Management’s discussion and analysis

The provision for credit losses was $85 million, compared with a benefit of $18 million in the prior year, reflecting a weakening credit environment.
Noninterest expense was $5.3 billion, down $217 million, or 4%, compared with the prior year due to lower performance-based compensation, largely offset by the effect of the Bear Stearns merger and higher compensation expense resulting from increased average headcount.
Selected metrics

Year ended December 31,
(in millions, except headcount, ranking
data, and where
otherwise noted)	2009	2008	2007

Business metrics
Number of:
Client advisors(a)	1,934	1,840	1,868
Retirement planning services participants (in thousands)	1,628	1,531	1,501
Bear Stearns brokers(b)	376	324	—

% of customer assets in 4 & 5 Star Funds(c)	42%	42%	55%

% of AUM in 1st and 2nd quartiles:(d)
1 year	57%	54%	57%
3 years	62%	65%	75%
5 years	74%	76%	76%

Selected balance sheet data (period-end)
Loans	$37,755	$36,188	$36,089
Equity	7,000	7,000	4,000

Selected balance sheet data (average)
Total assets	$60,249	$65,550	$51,882
Loans	34,963	38,124	29,496
Deposits	77,005	70,179	58,863
Equity	7,000	5,645	3,876

Headcount	15,136	15,339	14,799

Credit data and quality statistics
Net charge-offs/(recoveries)	$117	$11	$(8)
Nonperforming loans	580	147	12
Allowance for credit losses:
Allowance for loan losses	269	191	112
Allowance for lending- related commitments	9	5	7

Total allowance for credit losses	$278	$196	$119

Net charge-off/(recovery) rate	0.33%	0.03%	(0.03)%
Allowance for loan losses to period-end loans	0.71	0.53	0.31
Allowance for loan losses to average loans	0.77	0.50	0.38
Allowance for loan losses to nonperforming loans	46	130	933
Nonperforming loans to period-end loans	1.54	0.41	0.03
Nonperforming loans to average loans	1.66	0.39	0.04

(a)	Prior periods have been restated to conform to current methodologies.
(b)	Bear Stearns Private Client Services was renamed to JPMorgan Securities at the beginning of 2010.
(c)	Derived from following rating services: Morningstar for the United States; Micropal for the United Kingdom, Luxembourg, Hong Kong and Taiwan; and Nomura for Japan.
(d)	Derived from following rating services: Lipper for the United States and Taiwan; Micropal for the United Kingdom, Luxembourg and Hong Kong; and Nomura for Japan.

AM’s client segments comprise the following:
Institutional brings comprehensive global investment services – including asset management, pension analytics, asset-liability management and active risk-budgeting strategies – to corporate and public institutions, endowments, foundations, not-for-profit organizations and governments worldwide.
Retail provides worldwide investment management services and retirement planning and administration, through third-party and direct distribution of a full range of investment vehicles.
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
Bear Stearns Private Client Services (renamed to JPMorgan Securities at the beginning of 2010) provides investment advice and wealth management services to high-net-worth individuals, money managers, and small corporations.

J.P. Morgan Asset Management has established two high-level measures of its overall performance.
•	Percentage of assets under management in funds rated 4 and 5 stars (3 year). Mutual fund rating services rank funds based on their risk-adjusted performance over various periods. A 5 star rating is the best and represents the top 10% of industry wide ranked funds. A 4 star rating represents the next 22% of industry wide ranked funds. The worst rating is a 1 star rating.

•	Percentage of assets under management in first- or second- quartile funds (one, three and five years). Mutual fund rating services rank funds according to a peer-based performance system, which measures returns according to specific time and fund classification (small, mid, multi and large cap).

72	JPMorgan Chase & Co. / 2009 Annual Report

Assets under supervision
2009 compared with 2008
Assets under supervision were $1.7 trillion, an increase of $205 billion, or 14%, from the prior year. Assets under management were $1.2 trillion, an increase of $116 billion, or 10%, from the prior year. The increases were due to the effect of higher market valuations and inflows in fixed income and equity products offset partially by outflows in cash products. Custody, brokerage, administration and deposit balances were $452 billion, up by $89 billion, due to the effect of higher market levels on custody and brokerage balances, and brokerage inflows in the Private Bank. The Firm also has a 42% interest in American Century Companies, Inc., whose AUM totaled $86 billion and $70 billion at December 31, 2009 and 2008, respectively, which are excluded from the AUM above.
2008 compared with 2007
Assets under supervision were $1.5 trillion, a decrease of $76 billion, or 5%, from the prior year. Assets under management were $1.1 trillion, down $60 billion, or 5%, from the prior year. The decrease was due to the effect of lower market valuations and non-liquidity outflows, predominantly offset by liquidity product inflows across all segments and the addition of Bear Stearns assets under management. Custody, brokerage, administration and deposit balances were $363 billion, down $16 billion due to the effect of lower markets on brokerage and custody balances, offset by the addition of Bear Stearns Brokerage. The Firm also has a 43% interest in American Century Companies, Inc., whose AUM totaled $70 billion and $102 billion at December 31, 2008 and 2007, respectively, which are excluded from the AUM above.

Assets under supervision(a)
As of or for the year
ended December 31, (in billions)	2009	2008	2007

Assets by asset class
Liquidity	$591	$613	$400
Fixed income	226	180	200
Equities & multi-asset	339	240	472
Alternatives	93	100	121

Total assets under management	1,249	1,133	1,193
Custody/brokerage/administration/deposits	452	363	379

Total assets under supervision	$1,701	$1,496	$1,572

Assets by client segment
Institutional	$709	$681	$632
Private Bank(b)	187	181	183
Retail	270	194	300
Private Wealth Management(b)	69	71	78
Bear Stearns Private Client Services(c)	14	6	—

Total assets under management	$1,249	$1,133	$1,193

Institutional	$710	$682	$633
Private Bank(b)	452	378	403
Retail	355	262	394
Private Wealth Management(b)	129	124	142
Bear Stearns Private Client Services(c)	55	50	—

Total assets under supervision	$1,701	$1,496	$1,572

Assets by geographic region
As of or for the year
ended December 31, (in billions)	2009	2008	2007

U.S./Canada	$837	$798	$760
International	412	335	433

Total assets under management	$1,249	$1,133	$1,193

U.S./Canada	$1,182	$1,084	$1,032
International	519	412	540

Total assets under supervision	$1,701	$1,496	$1,572

Mutual fund assets by asset class
Liquidity	$539	$553	$339
Fixed income	67	41	46
Equities	143	92	218
Alternatives	9	7	6

Total mutual fund assets	$758	$693	$609

Assets under management rollforward
Beginning balance, January 1	$1,133	$1,193	$1,013
Net asset flows:
Liquidity	(23)	210	78
Fixed income	34	(12)	9
Equities, multi-asset and alternative	17	(47)	28
Market/performance/other impacts(d)	88	(211)	65

Ending balance, December 31	$1,249	$1,133	$1,193

Assets under supervision rollforward
Beginning balance, January 1	$1,496	$1,572	$1,347
Net asset flows	50	181	143
Market/performance/other impacts(d)	155	(257)	82

Ending balance, December 31	$1,701	$1,496	$1,572

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm had a 42%, 43% and 44% ownership at December 31, 2009, 2008 and 2007, respectively.
(b)	In 2008, certain clients were transferred from Private Bank to Private Wealth Management. Prior periods have been revised to conform to this change.
(c)	Bear Stearns Private Client Services was renamed to JPMorgan Securities at the beginning of 2010.
(d)	Includes $15 billion for assets under management and $68 billion for assets under supervision from the Bear Stearns merger in the second quarter of 2008.

JPMorgan Chase & Co. / 2009 Annual Report	73

Management’s discussion and analysis
CORPORATE/PRIVATE EQUITY

The Corporate/Private Equity sector comprises Private Equity, Treasury, the Chief Investment Office, corporate staff units and expense that is centrally managed. Treasury and the Chief Investment Office manage capital, liquidity, interest rate and foreign exchange risk and the investment portfolio for the Firm. The corporate staff units include Central Technology and Operations, Internal Audit, Executive Office, Finance, Human Resources, Marketing & Communications, Legal & Compliance, Corporate Real Estate and General Services, Risk Management, Corporate Responsibility and Strategy & Development. Other centrally managed expense includes the Firm’s occupancy and pension-related expense, net of allocations to the business.
Selected income statement data

Year ended December 31,
(in millions)	2009	2008		2007

Revenue
Principal transactions(a)(b)	$1,574	$(3,588)		$4,552
Securities gains/(losses)(c)	1,139	1,637		39
All other income(d)	58	1,673		465

Noninterest revenue	2,771	(278)		5,056
Net interest income/(expense)	3,863	347		(637)

Total net revenue	6,634	69		4,419

Provision for credit losses	80	447	(i)(j)	(11)

Provision for credit losses – accounting conformity(e)	—	1,534		—

Noninterest expense
Compensation expense	2,811	2,340		2,754
Noncompensation expense(f)	3,597	1,841		3,025
Merger costs	481	432		209

Subtotal	6,889	4,613		5,988
Net expense allocated to other businesses	(4,994)	(4,641)		(4,231)

Total noninterest expense	1,895	(28)		1,757

Income/(loss) before income tax expense/(benefit) and extraordinary gain	4,659	(1,884)		2,673
Income tax expense/(benefit)(g)	1,705	(535)		788

Income/(loss) before extraordinary gain	2,954	(1,349)		1,885
Extraordinary gain(h)	76	1,906		—

Net income	$3,030	$557		$1,885

(a)	Included losses on preferred equity interests in Fannie Mae and Freddie Mac in 2008.
(b)	The Firm adopted the new guidance for fair value in the first quarter of 2007. See Note 3 on pages 148–165 of this Annual Report for additional information.
(c)	Included gain on sale of MasterCard shares in 2008.
(d)	Included a gain from the dissolution of the Chase Paymentech Solutions joint venture and proceeds from the sale of Visa shares in its initial public offering in 2008.
(e)	Represents an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual Bank’s banking operations.
(f)	Included $675 million FDIC special assessment during second quarter of 2009 and a release of credit card litigation reserves in 2008 and insurance recoveries related to settlement of the Enron and WorldCom class action litigations.
(g)	Includes tax benefits recognized upon resolution of tax audits.
(h)	Effective September 25, 2008, JPMorgan Chase acquired Washington Mutual’s banking operations from the FDIC for $1.9 billion. The fair value of the Washington Mutual net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with U.S. GAAP for business combinations, nonfinancial assets that are not held-for-sale were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain in 2008. As a result of the final refinement of the purchase price allocation during the third quarter of 2009, the Firm recognized a $76 million increase in the extraordinary gain
(i)	In November 2008, the Firm transferred $5.8 billion of higher quality credit card loans from the legacy Chase portfolio to a securitization trust previously established by Washington Mutual (“the Trust”). As a result of converting higher credit quality Chase-originated on-book receivables to the Trust’s seller’s interest which has a higher overall loss rate reflective of the total assets within the Trust, approximately $400 million of incremental provision expense was recorded during the fourth quarter.

This incremental provision expense was recorded in the Corporate segment as the action related to the acquisition of Washington Mutual’s banking operations. For further discussion of credit card securitizations, see Note 15 on pages 198–205 of this Annual Report.
(j)	Includes $9 million of credit card securitizations related to the Washington Mutual transaction.
2009 compared with 2008
Net income was $3.0 billion compared with $557 million in the prior year.
Net loss for Private Equity was $78 million compared with a net loss of $690 million in the prior year. Net revenue was $18 million, an increase of $981 million, reflecting Private Equity losses of $54 million compared with losses of $894 million. Noninterest expense was $141 million, an increase of $21 million.
Net income for Corporate was $3.7 billion, compared with $1.5 billion in the prior year. Current year results reflect higher levels of trading gains and net interest income, securities gains, an after-tax gain of $150 million from the sale of MasterCard shares, partially offset by a $419 million FDIC special assessment. Trading gains and net interest income increased due to the Chief Investment Office’s (“CIO”) significant purchases of mortgage-backed securities guaranteed by U.S. government agencies, corporate debt securities, U.S. Treasury and government agency securities and other asset-backed securities. These investments were generally associated with the management of interest rate risk and investment of cash resulting from the excess funding the Firm continued to experience during 2009. The increase in securities was partially offset by sales of higher-coupon instruments (part of repositioning the investment portfolio) as well as prepayments and maturities.
Selected income statement and balance sheet data for Treasury/CIO

Year ended December 31,
(in millions)	2009	2008	2007

Treasury
Securities gains(a)	$1,147	$1,652	$37
Investment securities portfolio (average)(b)	324,037	113,010	88,037
Investment securities portfolio (ending)(b)	340,163	192,564	76,480
Mortgage loans (average)	7,427	7,059	5,639
Mortgage loans (ending)	8,023	7,292	6,635

(a)	Results for 2008 included a gain on the sale of MasterCard shares. All periods reflect repositioning of the Corporate investment securities portfolio and exclude gains/losses on securities used to manage risk associated with MSRs.
(b)	Beginning in second quarter 2009, balances reflect Treasury and Chief Investment Office securities. Prior periods have been revised to conform with this change.
For further information on the investment portfolio, see Note 3 and Note 11 on pages 148–165 and 187–191, respectively. For further information on CIO VaR and the Firm’s Earnings-at-risk, see the Market Risk Management section on pages 118–124 of this Annual Report.
Prior year results included $955 million proceeds from the sale of Visa shares in its initial public offering, $627 million from the dissolution of the Chase Payment Solutions joint venture, partially offset by losses of $642 million on preferred securities of Fannie Mae and Freddie Mac and a $248 million charge related to the offer to repurchases auction-rate securities.
Merger-related items were a net loss of $635 million compared with a loss of $211 million in the prior year. Bear Stearns net merger-related costs were $425 million compared with $836 million. The prior year included a net loss of $423 million, which represented JPMorgan Chase’s 49.4% ownership in Bear Stearn’s losses from April 8 to May 30, 2008. Washington Mutual net merger-related costs were $210 million, which included an extraordinary gain of $76 million, compared with a net gain of $625 million. The prior year included an extraordinary gain of $1.9 billion, conforming loan loss reserves of $911 million, credit card related loan loss reserves of $250 million and net merger-related costs of $120 million.

74	JPMorgan Chase & Co. / 2009 Annual Report

2008 compared with 2007
Net income for Corporate/Private Equity was $557 million, compared with net income of $1.9 billion in the prior year.
Net loss for Private Equity was $690 million, compared with net income of $2.2 billion in the prior year. Net revenue was a loss of $963 million, a decrease of $4.9 billion, reflecting Private Equity losses of $894 million, compared with gains of $4.1 billion in the prior year. Noninterest expense was $120 million, a decrease of $469 million from the prior year, reflecting lower compensation expense.
Net income for Corporate was $1.5 billion, compared with a net loss of $150 million in the prior year. 2008 included a gain of $955 million on the proceeds from the sale of Visa shares in its initial public offering, $627 million on the dissolution of the Chase Paymentech Solutions joint venture, and $414 million from the sale of MasterCard shares, partially offset by losses of $642 million on preferred securities of Fannie Mae and Freddie Mac and $303 million related to the offer to repurchase auction-rate securities. 2007 included a gain of $145 million on the sale of MasterCard shares.
Merger-related items were a net loss of $211 million, compared with a net loss of $130 million in the prior year. Items related to the Washington Mutual transaction included a $1.9 billion extraordinary gain, conforming loan loss reserves of $911 million, credit card related loan loss reserves of $250 million and net merger-related costs of $120 million. Bear Stearns merger-related items included a net loss of $423 million, which represented JPMorgan Chase’s 49.4% ownership in Bear Stearn’s losses from April 8 to May 30, 2008 and net merger-related costs of $413 million. Results for 2007 include merger costs of $130 million related to the Bank One and Bank of New York Transactions.
Selected metrics

Year ended December 31,
(in millions, except headcount)	2009	2008	2007

Total net revenue

Private equity(a)	$18	$(963)	$3,967
Corporate	6,616	1,032	452

Total net revenue	$6,634	$69	$4,419

Net income/(loss)
Private equity(a)	$(78)	$(690)	$2,165
Corporate(b)(c)	3,743	1,458	(150)
Merger – related items(d)	(635)	(211)	(130)

Total net income	$3,030	$557	$1,885

Headcount	20,199	23,376	22,512

(a)	The Firm adopted the new guidance for fair value in the first quarter of 2007. See Note 3 on pages 148–165 of this Annual Report for additional information.
(b)	Included $675 million FDIC special assessment during second quarter of 2009 and a release of credit card litigation reserves in 2008 and insurance recoveries related to settlement of the Enron and WorldCom class action litigations.
(c)	Includes tax benefits recognized upon resolution of tax audits.
(d)	Includes an accounting conformity loan loss reserve provision and an extraordinary gain related to the Washington Mutual transaction in 2008. 2008 also reflects items related to the Bear Stearns merger, which included Bear Stearns’ equity earnings, merger costs, Bear Stearns asset management liquidation costs and Bear Stearns private client services broker retention expense. 2007 represent costs related to the Bank One transaction in 2004 and the Bank of New York transaction in 2006.
Private equity portfolio
2009 compared with 2008
The carrying value of the private equity portfolio at December 31, 2009, was $7.3 billion, up from $6.9 billion at December 31, 2008. The portfolio increase was primarily driven by additional follow-on investments and net unrealized gains on the existing portfolio, partially offset by sales during 2009. The portfolio represented 6.3% of the Firm’s stockholders’ equity less goodwill at December 31, 2009, up from 5.8% at December 31, 2008.
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
Selected income statement and balance sheet data

Year ended December 31,
(in millions)	2009	2008	2007

Private equity
Realized gains	$109	$1,717	$2,312
Unrealized gains/(losses)(a)(b)	(81)	(2,480)	1,607

Total direct investments	28	(763)	3,919
Third-party fund investments	(82)	(131)	165

Total private equity gains/ (losses)(c)	$(54)	$(894)	$4,084

Private equity portfolio information(d)
Direct investments
Publicly held securities
Carrying value	$762	$483	$390
Cost	743	792	288
Quoted public value	791	543	536
Privately held direct securities
Carrying value	5,104	5,564	5,914
Cost	5,959	6,296	4,867
Third-party fund investments(e)
Carrying value	1,459	805	849
Cost	2,079	1,169	1,076

Total private equity portfolio – Carrying value	$7,325	$6,852	$7,153
Total private equity portfolio – Cost	$8,781	$8,257	$6,231

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.
(b)	The Firm adopted the new guidance for fair value in the first quarter of 2007. For additional information, see Note 3 on pages 148–165 of this Annual Report.
(c)	Included in principal transactions revenue in the Consolidated Statements of Income.
(d)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 148–165 of this Annual Report.
(e)	Unfunded commitments to third-party equity funds were $1.5 billion, $1.4 billion and $881 million at December 31, 2009, 2008 and 2007, respectively.

JPMorgan Chase & Co. / 2009 Annual Report	75

Management’s discussion and analysis
BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data

December 31, (in millions)	2009	2008

Assets
Cash and due from banks	$26,206	$26,895
Deposits with banks	63,230	138,139
Federal funds sold and securities purchased under resale agreements	195,404	203,115
Securities borrowed	119,630	124,000
Trading assets:
Debt and equity instruments	330,918	347,357
Derivative receivables	80,210	162,626
Securities	360,390	205,943
Loans	633,458	744,898
Allowance for loan losses	(31,602)	(23,164)

Loans, net of allowance for loan losses	601,856	721,734
Accrued interest and accounts receivable	67,427	60,987
Premises and equipment	11,118	10,045
Goodwill	48,357	48,027
Mortgage servicing rights	15,531	9,403
Other intangible assets	4,621	5,581
Other assets	107,091	111,200

Total assets	$2,031,989	$2,175,052

Liabilities
Deposits	$938,367	$1,009,277
Federal funds purchased and securities loaned or sold under repurchase agreements	261,413	192,546
Commercial paper	41,794	37,845
Other borrowed funds	55,740	132,400
Trading liabilities:
Debt and equity instruments	64,946	45,274
Derivative payables	60,125	121,604
Accounts payable and other liabilities	162,696	187,978
Beneficial interests issued by consolidated VIEs	15,225	10,561
Long-term debt	266,318	270,683

Total liabilities	1,866,624	2,008,168
Stockholders’ equity	165,365	166,884

Total liabilities and stockholders’ equity	$2,031,989	$2,175,052

Consolidated Balance Sheets overview
The following is a discussion of the significant changes in the Consolidated Balance Sheets from December 31, 2008.
Deposits with banks; federal funds sold and securities purchased under resale agreements; and securities borrowed
The Firm uses these instruments as part of its liquidity management activities, to manage the Firm’s cash positions and risk-based capital requirements, and to support the Firm’s trading and risk management activities. In particular, the Firm uses securities purchased under resale agreements and securities borrowed to provide funding or liquidity to clients by purchasing and borrowing their securities for the short-term. The decrease in deposits with banks primarily reflected lower demand for interbank lending and lower deposits with the Federal Reserve Bank relative to the elevated levels at the end of 2008. The decrease in securities purchased under resale agreements was largely due to a shift by the Firm of its excess cash to the available-for-sale (“AFS”) securities portfolio, offset partially by higher securities purchased under resale agreements in IB due to improved and more liquid market conditions.
For additional information on the Firm’s Liquidity Risk Management, see pages 88–92 of this Annual Report.
Trading assets and liabilities – debt and equity instruments
Debt and equity trading instruments are used for both market-making and, to a limited extent, proprietary risk-taking activities. These instruments consist predominantly of fixed-income securities, including government and corporate debt; equity securities, including convertible securities; loans, including prime mortgage and other loans warehoused by RFS and IB for sale or securitization purposes and accounted for at fair value; and physical commodities inventories carried at the lower of cost or fair value. The decrease in trading assets – debt and equity instruments reflected the effect of balance sheet management activities and the impact of the challenging capital markets environment that existed during the latter part of 2008, which continued into the first half of 2009, partially offset by stabilization in the capital markets during the second half of 2009. Trading liabilities – debt and equity instruments increased as market conditions improved and capital markets stabilized from the prior year. For additional information, refer to Note 3 on pages 148–165 of this Annual Report.
Trading assets and liabilities – derivative receivables and payables
Derivative instruments enable end-users to transform or mitigate exposure to credit or market risks. The value of a derivative is derived from its reference to an underlying variable or combination of variables, such as interest rate, credit, foreign exchange, equity or commodity prices or indices. JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage risks of market exposures and to make investments. The majority of the Firm’s derivatives are entered into for market-making purposes. The decrease in derivative receivables and payables was primarily related to tightening credit spreads, volatile foreign exchange rates and rising rates on interest rate swaps. For additional information, refer to Derivative contracts on pages 102–104, and Note 3 and Note 5 on pages 148–165 and 167–175, respectively, of this Annual Report.
Securities
Substantially all of the securities portfolio is classified as AFS and is used primarily to manage the Firm’s exposure to interest rate movements and to invest cash resulting from excess funding positions. The increase in the securities portfolio was due to elevated levels of excess cash, which was used to purchase mortgage-backed securities guaranteed by U.S. government agencies, corporate debt securities, U.S. Treasury and government agency securities and other asset-backed securities. The increase in securities was partially offset by sales of higher-coupon instruments, as part of positioning of the portfolio, as well as prepayments and maturities. For additional information related to securities, refer to the Corporate/Private Equity segment on pages 74–75, and Note 3 and Note 11 on pages 148–165 and 187–191, respectively, of this Annual Report.

76	JPMorgan Chase & Co. / 2009 Annual Report

Loans and allowance for loan losses
The Firm provides loans to a variety of customers, from large corporate and institutional clients to individual consumers. Loans decreased across most lines of business. Although gross new lending volumes remained at levels consistent with 2008, continued lower customer demand, repayments and charge-offs in the wholesale and consumer businesses resulted in lower balances. Lower charge volume on credit cards and the effect of tighter underwriting and loan qualification standards, also contributed to the decrease in loans.
The allowance for loan losses increased in both the consumer and wholesale businesses, as weak economic conditions, housing price declines and higher unemployment rates continued to drive higher estimated losses for most of the Firm’s loan portfolios. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 93–117, and Notes 3, 4, 13 and 14 on pages 148–165, 165–167, 192–196 and 196–198, respectively, of this Annual Report.
Accrued interest and accounts receivable
Accrued interest and accounts receivable consist of accrued interest receivables from interest-earning assets; receivables from customers (primarily from activities related to IB’s Prime Services business); receivables from brokers, dealers and clearing organizations; and receivables from failed securities sales. The increase in accrued interest and accounts receivable primarily reflected higher accounts receivable associated with maturities of credit card securitizations, as well as slightly higher failed securities sales.
Other assets
Other assets consist of private equity and other investments, collateral received, corporate and bank-owned life insurance policies, assets acquired in loan satisfactions (including real estate owned) and all other assets, including receivables for securities provided as collateral. The decrease in other assets was primarily due to a decline to zero in the balance related to the Federal Reserve Bank of Boston AML Facility. This Facility was ended by the Federal Reserve Bank of Boston on February 1, 2010.
Goodwill
Goodwill arises from business combinations and represents the excess of the purchase price of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed. The increase in goodwill was largely due to final purchase accounting adjustments related to the Bear Stearns merger, foreign currency translation adjustments related to the Firm’s Canadian credit card operations, and IB’s acquisition of a commodities business. For additional information on goodwill, see Note 17 on pages 214–217 of this Annual Report.
Mortgage servicing rights
MSRs represent the fair value of future cash flows for performing specified mortgage servicing activities (predominantly with respect to residential mortgages) for others. MSRs are either purchased from third parties or retained upon sale or securitization of mortgage loans. Servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to the investors of the mortgage-backed securities. MSRs increased due to increases in the fair value of the MSR asset, related primarily to market interest rate and other changes affecting the Firm’s estimate of future prepayments, as well as sales in RFS of originated loans for which servicing rights were retained. These increases were offset partially by servicing portfolio run-off. For additional information on MSRs, see Note 17 on pages 214–217 of this Annual Report.
Other intangible assets
Other intangible assets consist of purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles. The decrease in other intangible assets primarily reflected amortization expense, partially offset by foreign currency translation adjustments related to the Firm’s Canadian credit card operations. For additional information on other intangible assets, see Note 17 on pages 214–217 of this Annual Report.
Deposits
Deposits represent a liability to customers, both retail and wholesale, related to non-brokerage funds held on their behalf. Deposits are classified by location (U.S. and non-U.S.), whether they are interest- or noninterest-bearing, and by type (i.e., demand, money market, savings, time or negotiable order of withdrawal accounts). Deposits help provide a stable and consistent source of funding for the Firm. Wholesale deposits in TSS declined from the elevated levels at December 31, 2008, reflecting the continued normalization of deposit levels following the strong inflows resulting from the heightened volatility and credit concerns affecting the markets during the latter part of 2008. Organic growth in deposits in CB and RFS was offset partially by the maturity of high rate interest-bearing CDs that were acquired as part of the Washington Mutual transaction. For more information on deposits, refer to the RFS and AM segment discussions on pages 58–63 and 71–73, respectively; the Liquidity Risk Management discussion on pages 88–92; and Note 19 on page 218 of this Annual Report. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 67–68 and 69–70, respectively, of this Annual Report.
Federal funds purchased and securities loaned or sold under repurchase agreements
The Firm uses these instruments as part of its liquidity management activities and to support the Firm’s trading and risk management activities. In particular, the Firm uses federal funds purchased and securities loaned or sold under repurchase agreements as short-term funding sources and to make securities available to clients for their short-term liquidity purposes. The increase in securities sold under repurchase agreements was primarily attributable to favorable pricing and the financing of the increase in the AFS securities portfolio. For additional information on the Firm’s Liquidity Risk Management, see pages 88–92 of this Annual Report.
Commercial paper and other borrowed funds
The Firm uses commercial paper and other borrowed funds as part of its liquidity management activities to meet short-term funding needs, and in connection with a TSS liquidity management product, whereby excess client funds are transferred into commercial paper overnight sweep accounts. The decrease in other borrowed funds was predominantly due to lower advances from Federal Home Loan Banks; the absence of borrowings from the Federal Reserve under the Term

JPMorgan Chase & Co. / 2009 Annual Report	77

Management’s discussion and analysis

Auction Facility program and a decline to zero in the balance related to the Federal Reserve Bank of Boston AML Facility, which was ended on February 1, 2010. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 88–92, and Note 20 on page 219 of this Annual Report.
Accounts payable and other liabilities
Accounts payable and other liabilities consist of accounts payable to customers (primarily from activities related to IB’s Prime Services business); payables to brokers, dealers and clearing organizations; payables from failed securities purchases; accrued expense, including interest-bearing liabilities; and all other liabilities, including obligations to return securities received as collateral. The decrease in accounts payable and other liabilities primarily reflected lower customer payables due predominantly to lower balances in the brokerage accounts of IB’s Prime Services customers.
Beneficial interests issued by consolidated VIEs
JPMorgan Chase uses VIEs to assist clients in accessing the financial markets in a cost-efficient manner. A VIE is consolidated if the Firm will absorb a majority of a VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both. Included in the caption “beneficial interests issued by consolidated VIEs” are interest-bearing beneficial-interest liabilities issued by the consolidated VIEs, which increased as a result of the consolidation during the second quarter of 2009 of a multi-seller conduit and a credit card loan securitization trust (Washington Mutual Master Trust). For additional information on Firm-sponsored VIEs and loan securitization trusts, see Off-Balance Sheet Arrangements and Contractual Cash Obligations below, and Note 16 on pages 206–214 of this Annual Report.
Long-term debt
The Firm uses long-term debt (including trust preferred capital debt securities) to provide cost-effective and diversified sources of funds and as critical components of the Firm’s liquidity and capital management activities. Long-term debt decreased slightly, predominantly due to net redemptions and maturities. The Firm also issued $11.0 billion and $2.6 billion of non-FDIC guaranteed debt in the U.S. and European markets, respectively, and $2.5 billion of trust preferred capital debt securities. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 88–92 of this Annual Report.
Stockholders’ equity
The decrease in total stockholders’ equity was largely due to the redemption in the second quarter of 2009 of the $25.0 billion Series K Preferred Stock issued to the U.S. Treasury pursuant to TARP, and the declaration of cash dividends on preferred and common stock. The decrease was almost entirely offset by net income for 2009; the issuance of $5.8 billion of common equity in the public markets; a net increase in accumulated other comprehensive income, due primarily to net unrealized gains from overall market spread and market liquidity improvement, as well as changes in the composition of investments in the AFS securities portfolio; and net issuances under the Firm’s employee stock-based compensation plans. For a further discussion, see the Capital Management section on pages 82–85, Note 23 on pages 222–223 and Note 26 on page 225 of this Annual Report.

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
JPMorgan Chase uses SPEs as a source of liquidity for itself and its clients by securitizing financial assets, and by creating investment products for clients. The Firm is involved with SPEs through multi-seller conduits and investor intermediation activities, and as a result of its loan securitizations, through qualifying special purpose entities (“QSPEs”). This discussion focuses mostly on multi-seller conduits and investor intermediation. For a detailed discussion of all SPEs with which the Firm is involved, and the related accounting, see Note 1, Note 15 and Note 16 on pages 142–143, 198–205 and 206–214, respectively, of this Annual Report.
During the quarter ended June 30, 2009, the Firm took certain actions related to both the Chase Issuance Trust (the “Trust”) and the Washington Mutual Master Trust (the “WMM Trust”). These actions and their impact on the Firm’s Consolidated Balance Sheets and results of operations are further discussed in Note 15 on pages 198–205 of this Annual Report.
The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees.
The Firm modifies loans that it services, and that were sold to off-balance sheet SPEs, pursuant to the U.S. Treasury’s Making Home Affordable (“MHA”) programs and the Firm’s other loss mitigation programs. For both the Firm’s on-balance sheet loans and loans serviced for others, approximately 600,000 mortgage modifications had been offered to borrowers in 2009. Of these, 89,000 have

78	JPMorgan Chase & Co. / 2009 Annual Report

achieved permanent modification. Substantially all of the loans contractually modified to date were modified under the Firm’s other loss mitigation programs. See Consumer Credit Portfolio on pages 106–115 of this Annual Report for more details on these loan modifications.
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
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., was downgraded below specific levels, primarily “P-1”, “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The amount of these liquidity commitments was $34.2 billion and $61.0 billion at December 31, 2009 and 2008, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment or, in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity. The Firm’s liquidity commitments to SPEs are included in other unfunded commitments to extend credit and asset purchase agreements, as shown in the Off-balance sheet lending-related financial instruments and guarantees table on page 81 of this Annual Report.
As noted above, the Firm is involved with three types of SPEs: multi-seller conduits, investor intermediation, and its own loan securitization activities. A summary of each type of SPE follows.
Multi-seller conduits
The Firm helps customers meet their financing needs by providing access to the commercial paper markets through VIEs known as multi-seller conduits. Multi-seller conduit entities are separate bankruptcy-remote entities that purchase interests in, and make loans secured by, pools of receivables and other financial assets pursuant to agreements with customers of the Firm. The conduits fund their purchases and loans through the issuance of highly-rated commercial paper to third-party investors. The primary source of repayment of the commercial paper is the cash flow from the pools of assets. JPMorgan Chase receives fees related to the structuring of multi-seller conduit transactions and receives compensation from the multi-seller conduits for its role as administrative agent, liquidity provider, and provider of program-wide credit enhancement.
Investor intermediation
As a financial intermediary, the Firm creates certain types of VIEs and also structures transactions, typically derivative structures, with these VIEs to meet investor needs. The Firm may also provide liquidity and other support. The risks inherent in derivative instruments or liquidity commitments are managed similarly to other credit, market and liquidity risks to which the Firm is exposed. The principal types of VIEs the Firm uses in these structuring activities are municipal bond vehicles, credit-linked note vehicles, asset swap vehicles and collateralized debt obligation vehicles.
Loan securitizations
JPMorgan Chase securitizes and sells a variety of loans, including residential mortgages, credit cards, automobile, student, and commercial loans (primarily related to real estate). JPMorgan Chase-sponsored securitizations utilize SPEs as part of the securitization process. These SPEs were structured to meet the definition of a QSPE (as discussed in Note 1 on pages 142–143 of this Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs were not reflected on the Firm’s Consolidated Balance Sheets (except for retained interests, as described below) as of December 31, 2009. The primary purpose of these vehicles is to meet investor needs and generate liquidity for the Firm through the sale of loans to the QSPEs. These QSPEs are financed through the issuance of fixed- or floating-rate asset-backed securities that are sold to third-party investors or held by the Firm. For a discussion regarding the new consolidation guidance for VIEs including securitization entities, see “Accounting for transfers of financial assets and consolidation of variable interest entities” on page 133 of this Annual Report.
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
Revenue from VIEs and Securitization Entities(a)

Year ended December 31,
(in millions)	2009	2008	2007

Multi-seller conduits	$460	$314	$187	(c)
Investor intermediation	34	22	33
QSPEs and other securitization entities(b)	2,510	1,742	1,420

Total	$3,004	$2,078	$1,640

(a)	Includes revenue associated with both consolidated VIEs and significant nonconsolidated VIEs.
(b)	Excludes servicing revenue from loans sold to and securitized by third parties.
(c)	Excludes the markdown on subprime CDO assets that was recorded in principal transactions revenue in 2007.

JPMorgan Chase & Co. / 2009 Annual Report	79

Management’s discussion and analysis

Off-balance sheet lending-related financial instruments and guarantees
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees often expire without being drawn and even higher proportions expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see page 105 and Note 31 on pages 230–234 of this Annual Report.
The accompanying table on the next page presents, as of December 31, 2009, the contractual maturity amounts of off-balance sheet lending-related financial instruments and guarantees. The amounts in the table for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products would be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law. The accompanying table excludes certain commitments and guarantees that do not have a contractual maturity date (e.g., loan sale and securitization-related indemnifications). For further discussion, see Note 31 on pages 230–234 of this Annual Report. Asset purchase agreements are agreements with the Firm’s administered multi-seller, asset-backed commercial paper conduits, and other third-party entities. In 2009, the Firm consolidated a multi-seller conduit due to the redemption of the expected loss note. As a result, asset purchase agreements, in the following table, exclude $7.9 billion at December 31, 2009, related to this consolidated multi-seller conduit. The maturities, in the accompanying table, are based on the weighted-average life of the underlying assets in the SPE, which are based on the remainder of each conduit transaction’s committed liquidity facility plus either the expected weighted average life of the assets should the committed liquidity facility expire without renewal, or the expected time to sell the underlying assets in the securitization market.
Contractual cash obligations
In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. Commitments for future cash expenditures primarily include contracts to purchase future services and capital expenditures related to real estate-related obligations and equipment.
The accompanying table on the next page summarizes, by remaining maturity, JPMorgan Chase’s off-balance sheet lending-related financial instruments and significant contractual cash obligations at December 31, 2009. Contractual purchases and capital expenditures in the table below reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected on the Firm’s Consolidated Balance Sheets and include federal funds purchased and securities loaned or sold under repurchase agreements; commercial paper; other borrowed funds; purchases of debt and equity instruments; derivative payables; and certain purchases of instruments that resulted in settlement failures. Also excluded are contingent payments associated with certain acquisitions that could not be estimated. For discussion regarding long-term debt (including trust preferred capital debt securities), see Note 22 on pages 220–221 of this Annual Report. For discussion regarding operating leases, see Note 30 on page 230 of this Annual Report.

80	JPMorgan Chase & Co. / 2009 Annual Report

The following table presents maturity information for off-balance sheet lending-related financial instruments, guarantees and other commitments.
Off-balance sheet lending-related financial instruments, guarantees and other commitments

By remaining maturity at December 31,	2009					2008
(in millions)	2010	2011-2012	2013-2014	After 2014	Total	Total

Lending-related

Consumer:
Home equity – senior lien	$293	$1,650	$5,603	$11,700	$19,246	$27,998
Home equity – junior lien	647	3,998	12,050	20,536	37,231	67,745
Prime mortgage	1,654	—	—	—	1,654	5,079
Subprime mortgage	—	—	—	—	—	—
Option ARMs	—	—	—	—	—	—
Auto loans	5,380	84	3	—	5,467	4,726
Credit card	569,113	—	—	—	569,113	623,702
All other loans	9,907	207	109	1,006	11,229	12,257

Total consumer	586,994	5,939	17,765	33,242	643,940	741,507

Wholesale:
Other unfunded commitments to extend credit(a)	71,855	94,977	20,728	4,585	192,145	189,563
Asset purchase agreements	8,659	11,134	2,755	137	22,685	53,729
Standby letters of credit and financial guarantees(a)(b)(c)	25,568	47,203	16,349	2,365	91,485	95,352
Unused advised lines of credit	31,826	3,569	62	216	35,673	36,300
Other letters of credit(a)(b)	3,713	1,183	255	16	5,167	4,927

Total wholesale	141,621	158,066	40,149	7,319	347,155	379,871

Total lending-related	$728,615	$164,005	$57,914	$40,561	$991,095	$1,121,378

Other guarantees

Securities lending guarantees(d)	$170,777	$—	$—	$—	$170,777	$169,281
Residual value guarantees	670	1	1	—	672	670
Derivatives qualifying as guarantees(e)	20,310	18,608	8,759	39,514	87,191	83,835

Contractual cash obligations
By remaining maturity at December 31,
(in millions)

Time deposits	$211,377	$14,479	$4,865	$938	$231,659	$299,101
Advances from the Federal Home Loan Banks	23,597	2,583	741	926	27,847	70,187
Long-term debt	37,075	95,915	42,805	90,523	266,318	270,683
Long-term beneficial interests(f)	3,957	2,515	407	3,559	10,438	10,561
Operating leases(g)	1,652	3,179	2,857	8,264	15,952	16,868
Equity investment commitments(h)	1,477	2	—	895	2,374	2,424
Contractual purchases and capital expenditures	2,005	862	419	488	3,774	2,687
Obligations under affinity and co-brand programs	1,091	2,144	1,604	2,059	6,898	8,138
Other liabilities(i)	906	891	873	2,690	5,360	5,005

Total	$283,137	$122,570	$54,571	$110,342	$570,620	$685,654

(a)	Represents the contractual amount net of risk participations totaling $24.6 billion and $26.4 billion for standby letters of credit and other financial guarantees at December 31, 2009 and 2008, respectively, $690 million and $1.1 billion for other letters of credit at December 31, 2009 and 2008, respectively, and $643 million and $789 million for other unfunded commitments to extend credit at December 31, 2009 and 2008, respectively. In regulatory filings with the Federal Reserve Board these commitments are shown gross of risk participations.
(b)	JPMorgan Chase held collateral relating to $31.5 billion and $31.0 billion of standby letters of credit, respectively, and $1.3 billion and $1.0 billion of other letters of credit at December 31, 2009 and 2008, respectively.
(c)	Includes unissued standby letters-of-credit commitments of $38.4 billion and $39.5 billion at December 31, 2009 and 2008, respectively.
(d)	Collateral held by the Firm in support of securities lending indemnification agreements was $173.2 billion and $170.1 billion at December 31, 2009 and 2008, respectively. Securities lending collateral comprises primarily cash, and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.
(e)	Represents notional amounts of derivatives qualifying as guarantees. For further discussion of guarantees, see Note 5 on pages 167–175 and Note 31 on pages 230–234 of this Annual Report.
(f)	Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated variable interest entities.
(g)	Includes noncancelable operating leases for premises and equipment used primarily for banking purposes and for energy-related tolling service agreements. Excludes the benefit of noncancelable sublease rentals of $1.8 billion and $2.3 billion at December 31, 2009 and 2008, respectively.
(h)	Includes unfunded commitments to third-party private equity funds of $1.5 billion and $1.4 billion at December 31, 2009 and 2008, respectively. Also includes unfunded commitments for other equity investments of $897 million and $1.0 billion at December 31, 2009 and 2008, respectively. These commitments include $1.5 billion at December 31, 2009, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 148–165 of this Annual Report.
(i)	Includes deferred annuity contracts. Excluded contributions to the U.S. pension and other postretirement benefits plans, as these contributions are not reasonably estimable at this time. Also excluded are unrecognized tax benefits of $6.6 billion and $5.9 billion at December 31, 2009 and 2008, respectively, as the timing and amount of future cash payments are not determinable at this time.

JPMorgan Chase & Co. / 2009 Annual Report	81

Management’s discussion and analysis
CAPITAL MANAGEMENT

A strong capital position is essential to the Firm’s business strategy and competitive position. The Firm’s capital strategy focuses on long-term stability, which enables it to build and invest in market-leading businesses, even in a highly stressed environment. Senior management considers the implications on the Firm’s capital strength prior to making any decision on future business activities. In addition to considering the Firm’s earnings outlook, senior management evaluates all sources and uses of capital and makes decisions to vary any source or use to preserve the Firm’s capital strength.
The Firm’s capital management objectives are to hold capital sufficient to:
•	Cover all material risks underlying the Firm’s business activities;

•	Maintain “well-capitalized” status under regulatory requirements;

•	Achieve debt rating targets;

•	Remain flexible to take advantage of future opportunities; and

•	Build and invest in businesses, even in a highly stressed environment.
The quality and composition of capital are key factors in senior management’s evaluation of the Firm’s capital adequacy. The Firm strongly emphasizes the quality of its capital and, accordingly, holds a significant amount of its capital in the form of common equity. The Firm uses the following three capital disciplines:
•	Regulatory capital – The capital required according to standards stipulated by U.S. bank regulatory agencies.

•	Economic risk capital – A bottoms-up assessment of the underlying risks of the Firm’s business activities, utilizing internal risk-assessment methodologies.

•	Line of business equity – The amount the Firm believes each business segment would require if it were operating independently, which incorporates sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers.
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
In connection with the U.S. Government’s Supervisory Capital Assessment Program in 2009, U.S. banking regulators developed a new measure of capital, Tier 1 common capital, which is defined as Tier 1 capital less elements of Tier 1 capital not in the form of common equity – such as perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities. Tier 1 common capital, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common capital along with the other capital measures presented below to assess and monitor its capital position.
The Federal Reserve granted the Firm, for a period of 18 months following the Bear Stearns merger, relief up to a certain specified amount and subject to certain conditions from the Federal Reserve’s risk-based capital and leverage requirements with respect to Bear Stearns’ risk-weighted assets and other exposures acquired. The OCC granted JPMorgan Chase Bank, N.A. similar relief from its risk-based capital and leverage requirements. The relief would have ended, by its terms, on September 30, 2009. Commencing in the second quarter of 2009, the Firm no longer adjusted its risk-based capital ratios to take into account the relief in the calculation of its risk-based capital ratios as of June 30, 2009.
JPMorgan Chase maintained Tier 1 and Total capital ratios at December 31, 2009 and 2008, in excess of the well-capitalized standards established by the Federal Reserve, as indicated in the tables below. In addition, the Firm’s Tier 1 common ratio was significantly above the 4% well-capitalized standard that was established at the time of the Supervisory Capital Assessment Program. For more information, see Note 29 on pages 228–229 of this Annual Report.

Risk-based capital ratios
December 31, (in millions)	2009	2008

Tier 1 capital(a)	11.1%	10.9%
Total capital	14.8	14.8
Tier 1 leverage	6.9	6.9
Tier 1 common	8.8	7.0

(a)	On January 1, 2010, the Firm adopted new accounting standards which required the consolidation of the Firm’s credit card securitization trusts, bank-administered asset-backed commercial paper conduits, and certain mortgage and other consumer securitization entities. Refer to Note 16 on pages 206–214 of this Annual Report for additional information about the impact to the Firm of the new guidance.

82	JPMorgan Chase & Co. / 2009 Annual Report

A reconciliation of Total stockholders’ equity to Tier 1 common capital, Tier 1 capital and Total qualifying capital is presented in the table below:
Risk-based capital components and assets

December 31, (in millions)	2009	2008

Tier 1 capital
Tier 1 common capital:
Total stockholders’ equity	$165,365	$166,884
Less: Preferred stock	8,152	31,939

Common stockholders’ equity	157,213	134,945
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common equity	75	5,084
Less: Goodwill(a)	46,630	46,417
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	912	2,358
Investments in certain subsidiaries	802	679
Other intangible assets	3,660	3,667

Tier 1 common capital	105,284	86,908

Preferred stock	8,152	31,939
Qualifying hybrid securities and noncontrolling interests(b)	19,535	17,257

Total Tier 1 capital	132,971	136,104

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2 capital	28,977	31,659
Qualifying allowance for credit losses	15,296	17,187
Adjustment for investments in certain subsidiaries and other	(171)	(230)

Total Tier 2 capital	44,102	48,616

Total qualifying capital	$177,073	$184,720

Risk-weighted assets(c)	$1,198,006	$1,244,659

Total adjusted average assets(d)	$1,933,767	$1,966,895

(a)	Goodwill is net of any associated deferred tax liabilities.
(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
(c)	Includes off-balance sheet risk-weighted assets at December 31, 2009 and 2008, of $367.4 billion and $357.5 billion, respectively. Risk-weighted assets are calculated in accordance with U.S. federal regulatory capital standards.
(d)	Adjusted average assets, for purposes of calculating the leverage ratio, include total average assets adjusted for unrealized gains/(losses) on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.
The Firm’s Tier 1 common capital was $105.3 billion at December 31, 2009, compared with $86.9 billion at December 31, 2008, an increase of $18.4 billion. The increase was due to net income (adjusted for DVA) of $13.2 billion, a $5.8 billion issuance of common stock in June 2009, and net issuances of common stock under the Firm’s employee stock-based compensation plans of $2.7 billion. The increase was partially offset by $2.1 billion of dividends on preferred and common stock and the $1.1 billion one-time noncash adjustment to common stockholders’ equity related to the redemption of the $25.0 billion Series K Preferred Stock issued to the U.S. Treasury under the Capital Purchase Program. On June 5, 2009, the Firm issued $5.8 billion, or 163 million shares, of common stock to satisfy a regulatory condition requiring the Firm to demonstrate it could access the equity capital markets in order to be eligible to redeem the Series K Preferred Stock issued to the U.S. Treasury. The proceeds from this issuance were used for general corporate purposes.
The Firm’s Tier 1 capital was $133.0 billion at December 31, 2009, compared with $136.1 billion at December 31, 2008, a decrease of $3.1 billion. The decrease in Tier 1 capital reflects the redemption of the Series K Preferred Stock, partially offset by the increase in Tier 1 common capital and $2.3 billion net issuances of qualifying trust preferred capital debt securities.
Additional information regarding the Firm’s regulatory capital ratios and the related federal regulatory capital requirements and the capital ratios of the Firm’s significant banking subsidiaries at December 31, 2009 and 2008, are presented in Note 29 on pages 228–229 of this Annual Report.
Capital Purchase Program
Pursuant to the Capital Purchase Program, on October 28, 2008, the Firm issued to the U.S. Treasury, for total proceeds of $25.0 billion, (i) 2.5 million shares of Series K Preferred Stock, and (ii) a Warrant to purchase up to 88,401,697 shares of the Firm’s common stock, at an exercise price of $42.42 per share, subject to certain antidilution and other adjustments. On June 17, 2009, the Firm redeemed all of the outstanding shares of Series K Preferred Stock, and repaid the full $25.0 billion principal amount together with accrued dividends. The U.S. Treasury exchanged the Warrant for 88,401,697 warrants, each of which is a warrant to purchase a share of the Firm’s common stock at an exercise price of $42.42 per share and, on December 11, 2009, sold the warrants in a secondary public offering for $950 million. The Firm did not purchase any of the warrants sold by the U.S. Treasury.
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
Prior to full implementation of the new Basel II Framework, JPMorgan Chase will be required to complete a qualification period of four consecutive quarters during which it will need to demonstrate that it meets the requirements of the new rule to the satisfaction of its primary U.S. banking regulators. The U.S. implementation timetable consists of the qualification period, starting no later than April 1, 2010, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on current (“Basel l”) regulations. JPMorgan Chase expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required.

JPMorgan Chase & Co. / 2009 Annual Report	83

Management’s discussion and analysis

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
JPMorgan Securities and J.P. Morgan Clearing Corp. have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At December 31, 2009, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, of $7.4 billion exceeded the minimum requirement by $6.9 billion. J.P. Morgan Clearing Corp.’s net capital of $5.2 billion exceeded the minimum requirement by $3.6 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of December 31, 2009, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities, using internal risk-assessment methodologies. The Firm measures economic capital primarily based on four risk factors: credit, market, operational and private equity risk. The growth in economic risk capital from 2008 was primarily driven by higher credit risk capital within the consumer businesses, due to the full year effect of the Washington Mutual transaction and revised performance data in light of the recent weak economic environment.

Economic risk capital	Yearly Average
(in billions)	2009	2008

Credit risk	$51.3	$37.8
Market risk	15.4	10.5
Operational risk	8.5	6.3
Private equity risk	4.7	5.3

Economic risk capital	79.9	59.9
Goodwill	48.3	46.1
Other(a)	17.7	23.1

Total common stockholders’ equity	$145.9	$129.1

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
Credit risk capital
Credit risk capital is estimated separately for the wholesale businesses (IB, CB, TSS and AM) and consumer businesses (RFS and CS).
Credit risk capital for the overall wholesale credit portfolio is defined in terms of unexpected credit losses, both from defaults and declines in the portfolio value due to credit deterioration, measured over a one-year period at a confidence level consistent with an “AA” credit rating standard. Unexpected losses are losses in excess of those for which allowance for credit losses are maintained. The capital methodology is based on several principal drivers of credit risk: exposure at default (or loan-equivalent amount), default likelihood, credit spreads, loss severity and portfolio correlation.
Credit risk capital for the consumer portfolio is based on product and other relevant risk segmentation. Actual segment level default and severity experience are used to estimate unexpected losses for a one-year horizon at a confidence level consistent with an “AA” credit rating standard. Results for certain segments or portfolios are derived from available benchmarks and are not model-driven.
Market risk capital
The Firm calculates market risk capital guided by the principle that capital should reflect the risk of loss in the value of portfolios and financial instruments caused by adverse movements in market variables, such as interest and foreign exchange rates, credit spreads, securities prices and commodities prices, taking into account the liquidity of the financial instruments. Results from daily VaR, biweekly stress-test, issuer credit spread and default risk calculations as well as other factors are used to determine appropriate capital levels. Market risk capital is allocated to each business segment based on its risk contribution. See Market Risk Management on pages 118–124 of this Annual Report for more information about these market risk measures.
Operational risk capital
Capital is allocated to the lines of business for operational risk using a risk-based capital allocation methodology which estimates operational risk on a bottoms-up basis. The operational risk capital model is based on actual losses and potential scenario-based stress losses, with adjustments to the capital calculation to reflect changes in the quality of the control environment or the use of risk-transfer products. The Firm believes its model is consistent with the new Basel II Framework. See Operational Risk Management on page 125 of this Annual Report for more information about operational risk.
Private equity risk capital
Capital is allocated to privately- and publicly- held securities, third-party fund investments, and commitments in the private equity portfolio to cover the potential loss associated with a decline in equity markets and related asset devaluations. In addition to negative market fluctuations, potential losses in private equity investment portfolios can be magnified by liquidity risk. The capital allocation for the private equity portfolio is based on measurement of the loss experience suffered by the Firm and other market participants over a prolonged period of adverse equity market conditions.
Line of business equity
The Firm’s framework for allocating capital is based on the following objectives:
•	Integrate firmwide capital management activities with capital management activities within each of the lines of business

84	JPMorgan Chase & Co. / 2009 Annual Report

•	Measure performance consistently across all lines of business

•	Provide comparability with peer firms for each of the lines of business
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
Relative to 2008, line of business equity remained largely unchanged during 2009.

Line of business equity
December 31, (in billions)	2009	2008

Investment Bank	$33.0	$33.0
Retail Financial Services	25.0	25.0
Card Services	15.0	15.0
Commercial Banking	8.0	8.0
Treasury & Securities Services	5.0	4.5
Asset Management	7.0	7.0
Corporate/Private Equity	64.2	42.4

Total common stockholders’ equity	$157.2	$134.9

Line of business equity	Yearly Average
(in billions)	2009	2008

Investment Bank	$33.0	$26.1
Retail Financial Services	25.0	19.0
Card Services	15.0	14.3
Commercial Banking	8.0	7.3
Treasury & Securities Services	5.0	3.8
Asset Management	7.0	5.6
Corporate/Private Equity	52.9	53.0

Total common stockholders’ equity	$145.9	$129.1

In 2010, the Firm will enhance its line of business equity framework to better align equity assigned to each line of business with the anticipated changes in the business, as well as changes in the competitive and regulatory landscape. The lines of business will be capitalized based on the Tier 1 common standard, rather than the Tier 1 Capital standard.
Capital actions
Dividends
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009. The action enabled the Firm to retain approximately $5 billion in common equity during 2009, and was taken to ensure the Firm had sufficient capital strength in the event the very weak economic conditions that existed at the beginning of the year further deteriorated.
For information regarding dividend restrictions, see Note 23 and Note 28 on pages 222–223 and 228, respectively, of this Annual Report.
The following table shows the common dividend payout ratio based on reported net income.

Common dividend payout ratio
Year ended December 31,	2009	2008	2007

Common dividend payout ratio	9%	114%	34%

Issuance
On June 5, 2009, the Firm issued $5.8 billion, or 163 million shares, of common stock at $35.25 per share. On September 30, 2008, the Firm issued $11.5 billion, or 284 million shares, of common stock at $40.50 per share. The proceeds from these issuances were used for general corporate purposes. For additional information regarding common stock, see Note 24 on pages 223–224 of this Annual Report.
Stock repurchases
In April 2007, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $10.0 billion of the Firm’s common shares. In connection with the U.S. Treasury’s sale of the warrants it received as part of the Capital Purchase Program, the Board of Directors amended the Firm’s securities repurchase program to authorize the repurchase of warrants for its stock. During the years ended December 31, 2009 and 2008, the Firm did not repurchase any shares of its common stock. As of December 31, 2009, $6.2 billion of authorized repurchase capacity remained under the repurchase program with respect to repurchases of common stock, and all the authorized repurchase capacity remained with respect to the warrants.
The authorization to repurchase common stock and warrants will be utilized at management’s discretion, and the timing of purchases and the exact number of shares and warrants purchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables, may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock – for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material nonpublic information.
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5, Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities, on page 18 of JPMorgan Chase’s 2009 Form 10-K.

JPMorgan Chase & Co. / 2009 Annual Report	85

Management’s discussion and analysis
RISK MANAGEMENT

Risk is an inherent part of JPMorgan Chase’s business activities and the Firm’s overall risk tolerance is established in the context of the Firm’s earnings power, capital, and diversified business model. The Firm’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in its business activities. It is also intended to create a culture of risk awareness and personal responsibility throughout the Firm. The Firm’s ability to properly identify, measure, monitor and report risk is critical to both its soundness and profitability.
•	Risk identification: The Firm’s exposure to risk through its daily business dealings, including lending, trading and capital markets activities, is identified and aggregated through the Firm’s risk management infrastructure. In addition, individuals who manage risk positions, particularly those that are complex, are responsible for identifying and estimating potential losses that could arise from specific or unusual events that may not be captured in other models, and those risks are communicated to senior management.

•	Risk measurement: The Firm measures risk using a variety of methodologies, including calculating probable loss, unexpected loss and value-at-risk, and by conducting stress tests and making comparisons to external benchmarks. Measurement models and related assumptions are routinely reviewed with the goal of ensuring that the Firm’s risk estimates are reasonable and reflect underlying positions.

•	Risk monitoring/control: The Firm’s risk management policies and procedures incorporate risk mitigation strategies and include approval limits by customer, product, industry, country and business. These limits are monitored on a daily, weekly and monthly basis, as appropriate.

•	Risk reporting: Executed on both a line of business and a consolidated basis. This information is reported to management on a daily, weekly and monthly basis, as appropriate. There are eight major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, interest rate risk, private equity risk, operational risk, legal and fiduciary risk, and reputation risk.
Risk governance
The Firm’s risk governance structure starts with each line of business being responsible for managing its own risks. Each line of business works closely with Risk Management through its own risk committee and its own chief risk officer to manage its risk. Each line of business risk committee is responsible for decisions regarding the business’ risk strategy, policies and controls. The Firm’s Chief Risk Officer is a member of the line of business risk committees.
Overlaying the line of business risk management are four corporate functions with risk management–related responsibilities, including the Chief Investment Office, Corporate Treasury, Legal and Compliance and Risk Management.
Risk Management is headed by the Firm’s Chief Risk Officer, who is a member of the Firm’s Operating Committee and who reports to the Chief Executive Officer and the Board of Directors, primarily through the Board’s Risk Policy Committee. Risk Management is responsible for providing an independent firmwide function of risk management and controls. Within the Firm’s Risk Management function are units responsible for credit risk, market risk, operational risk and private equity risk, as well as risk reporting, risk policy and risk technology and operations. Risk technology and operations is responsible for building the information technology infrastructure used to monitor and manage risk.
The Chief Investment Office and Corporate Treasury are responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, interest rate and foreign exchange risk.
Legal and Compliance has oversight for legal and fiduciary risk.
In addition to the risk committees of the lines of business and the above-referenced risk management functions, the Firm also has an Investment Committee, an Asset-Liability Committee and three other risk-related committees – the Risk Working Group, the Global Counterparty Committee and the Markets Committee. All of these committees are accountable to the Operating Committee which is involved in setting the Firm’s overall risk appetite. The membership of these committees are composed of senior management of the Firm, including representatives of lines of business, Risk Management, Finance and other senior executives. The committees meet frequently to discuss a broad range of topics including, for example, current market conditions and other external events, risk exposures, and risk concentrations to ensure that the impact of risk factors are considered broadly across the Firm’s businesses.

86	JPMorgan Chase & Co. / 2009 Annual Report

Operating Committee Asset-Liability Investment Risk Working Markets Global Counterparty Committee (ALCO) Committee Group (RWG) Committee Committee Card Commercial Asset Investment RFS Services Banking TSS Management CIO Bank Risk Risk Risk Risk Risk Risk Risk Committee Committee Committee Committ ee Committee Committee Committee Corporate Treasury and Chief Investment Office (Liquidity, Interest Rate and Foreign Exchange Risk) Risk Management (Market, Credit, Operational and Private Equity Risk) Legal and Compliance (Legal and Fiduciary Risk)
The Asset-Liability Committee monitors the Firm’s overall interest rate risk and liquidity risk. ALCO is responsible for reviewing and approving the Firm’s liquidity policy and contingency funding plan. ALCO also reviews the Firm’s funds transfer pricing policy (through which lines of business “transfer” interest rate and foreign exchange risk to Corporate Treasury in the Corporate/Private Equity segment), earnings at risk, overall interest rate position, funding requirements and strategy, and the Firm’s securitization programs (and any required liquidity support by the Firm of such programs).
The Investment Committee, chaired by the Firm’s Chief Financial Officer, oversees global merger and acquisition activities undertaken by JPMorgan Chase for its own account that fall outside the scope of the Firm’s private equity and other principal finance activities.
The Risk Working Group is chaired by the Firm’s Chief Risk Officer and meets monthly to review issues that cross lines of business such as risk policy, risk methodology, Basel II and other regulatory issues, and such other topics referred to it by line-of-business risk committees or the Firm’s Chief Risk Officer.
The Markets Committee, chaired by the Chief Risk Officer, meets weekly to review, monitor and discuss significant risk matters, which may include credit, market and operational risk issues; market moving events; large transactions; hedging strategies; reputation risk; conflicts of interest; and other issues.
The Global Counterparty Committee designates to the Chief Risk Officer of the Firm certain counterparties with which the Firm may trade at exposure levels above portfolio-established thresholds when deemed appropriate to support the Firm’s trading activities. The Committee meets quarterly to review total exposures with these counterparties, with particular focus on counterparty trading exposures, and to direct changes in exposure levels as needed.
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

JPMorgan Chase & Co. / 2009 Annual Report	87

Management’s discussion and analysis
LIQUIDITY RISK MANAGEMENT

The ability to maintain a sufficient level of liquidity is crucial to financial services companies, particularly their ability to maintain appropriate levels of liquidity during periods of adverse conditions. JPMorgan Chase’s primary sources of liquidity include a diversified deposit base and access to the long-term debt (including trust preferred capital debt securities) and equity capital markets. The Firm’s funding strategy is intended to ensure liquidity and diversity of funding sources to meet actual and contingent liabilities during both normal and stress periods. Consistent with this strategy, JPMorgan Chase maintains large pools of highly liquid unencumbered assets and significant sources of secured funding, and monitors its capacity in the wholesale funding markets across various geographic regions and in various currencies. The Firm also maintains access to secured funding capacity through overnight borrowings from various central banks. Throughout the recent financial crisis, the Firm successfully raised both secured and unsecured funding.
Governance
The Firm’s governance process is designed to ensure that its liquidity position remains strong. The Asset-Liability Committee reviews and approves the Firm’s liquidity policy and contingency funding plan. Corporate Treasury formulates and is responsible for executing the Firm’s liquidity policy and contingency funding plan as well as measuring, monitoring, reporting and managing the Firm’s liquidity risk profile. JPMorgan Chase uses a centralized approach for liquidity risk management to maximize liquidity access, minimize funding costs and permit identification and coordination of global liquidity risk. This approach involves frequent communication with the business segments, disciplined management of liquidity at the parent holding company, comprehensive market-based pricing of all assets and liabilities, continuous balance sheet management, frequent stress testing of liquidity sources, and frequent reporting to and communication with senior management and the Board of Directors regarding the Firm’s liquidity position.
Liquidity monitoring
The Firm monitors liquidity trends, tracks historical and prospective on- and off-balance sheet liquidity obligations, identifies and measures internal and external liquidity warning signals to permit early detection of liquidity issues, and manages contingency planning (including identification and testing of various company-specific and market-driven stress scenarios). Various tools, which together contribute to an overall firmwide liquidity perspective, are used to monitor and manage liquidity. Among others, these include: (i) analysis of the timing of liquidity sources versus liquidity uses (i.e., funding gaps) over periods ranging from overnight to one year; (ii) management of debt and capital issuances to ensure that the illiquid portion of the balance sheet can be funded by equity, long-term debt (including trust preferred capital debt securities) and deposits the Firm believes to be stable; and (iii) assessment of the Firm’s capacity to raise incremental unsecured and secured funding.
Liquidity of the parent holding company and its nonbank subsidiaries is monitored independently as well as in conjunction with the liquidity of the Firm’s bank subsidiaries. At the parent holding company level, long-term funding is managed to ensure that the parent holding company has, at a minimum, sufficient liquidity to cover its obligations and those of its nonbank subsidiaries within the next 12 months. For bank subsidiaries, the focus of liquidity risk management is on maintenance of unsecured and secured funding capacity sufficient to meet on- and off-balance sheet obligations.
A component of liquidity management is the Firm’s contingency funding plan. The goal of the plan is to ensure appropriate liquidity during normal and stress periods. The plan considers various temporary and long-term stress scenarios where access to wholesale unsecured funding is severely limited or nonexistent, taking into account both on- and off-balance sheet exposures, and separately evaluates access to funding sources by the parent holding company and the Firm’s bank subsidiaries.
Recent events
The extraordinary levels of volatility exhibited in global markets during the second half of 2008 began to subside in 2009. Market participants were able to regain access to the debt, equity and consumer loan securitization markets as spreads tightened and liquidity returned to the markets.
The Firm believes its liquidity position is strong, based on its liquidity metrics as of December 31, 2009. The Firm believes that its unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations. JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets.
On March 30, 2009, the Federal Reserve announced that, effective April 27, 2009, it would reduce the amount it lent against certain loans pledged as collateral to the Federal Reserve Banks for discount window or payment-system risk purposes, in order to reflect recent trends in the values of those types of collateral. On October 19, 2009, the Federal Reserve further reduced the amount it lent against such collateral. These changes by the Federal Reserve did not have a material impact on the Firm’s aggregate funding capacity.
The Firm participated in the FDIC’s Temporary Liquidity Guarantee Program (the “TLG Program”), which was implemented in late 2008 as a temporary measure to help restore confidence in the financial system. This program is comprised of two components: the Debt Guarantee Program that provided an FDIC guarantee for certain senior unsecured debt issued through October 31, 2009, and the Transaction Account Guarantee Program (the “TAG Program”) that provides unlimited insurance on certain noninterest-bearing transaction accounts. The expiration date of the TAG Program was extended by six months, from December 31, 2009, to June 30, 2010, to provide continued support to those institutions most affected by the recent financial crisis and to phase out

88	JPMorgan Chase & Co. / 2009 Annual Report

the program in an orderly manner. On October 22, 2009, the Firm notified the FDIC that, as of January 1, 2010, it would no longer participate in the TAG Program. As a result of the Firm’s decision to opt out of the program, after December 31, 2009, funds held in noninterest-bearing transaction accounts will no longer be guaranteed in full, but will be insured up to $250,000 under the FDIC’s general deposit rules. The insurance amount of $250,000 per depositor is in effect through December 31, 2013. On January 1, 2014, the insurance amount will return to $100,000 per depositor for all account categories except Individual Retirement Accounts (“IRAs”) and certain other retirement accounts, which will remain at $250,000 per depositor.
Funding
Sources of funds
The deposits held by the RFS, CB, TSS and AM lines of business are generally stable sources of funding for JPMorgan Chase Bank, N.A. As of December 31, 2009, total deposits for the Firm were $938.4 billion, compared with $1.0 trillion at December 31, 2008. A significant portion of the Firm’s deposits are retail deposits (38% at December 31, 2009), which are less sensitive to interest rate changes or market volatility and therefore are considered more stable than market-based (i.e., wholesale) liability balances. In addition, through the normal course of business, the Firm benefits from substantial liability balances originated by RFS, CB, TSS and AM. These franchise-generated liability balances include deposits, as well as deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, federal funds purchased, and securities loaned or sold under repurchase agreements), a significant portion of which are considered to be stable and consistent sources of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance sheet analysis on pages 55–73 and 76–78, respectively, of this Annual Report.
Additional sources of funding include a variety of unsecured short- and long-term instruments, including federal funds purchased, certificates of deposit, time deposits, bank notes, commercial paper, long-term debt, trust preferred capital debt securities, preferred stock and common stock. Secured sources of funding include securities loaned or sold under repurchase agreements, asset-backed securitizations, and borrowings from the Chicago, Pittsburgh and San Francisco Federal Home Loan Banks. The Firm also borrows from the Federal Reserve (including discount-window borrowings, the Primary Dealer Credit Facility and the Term Auction Facility); however, the Firm does not view such borrowings from the Federal Reserve as a primary means of funding.
Issuance
Funding markets are evaluated on an ongoing basis to achieve an appropriate global balance of unsecured and secured funding at favorable rates. Generating funding from a broad range of sources in a variety of geographic locations enhances financial flexibility and limits dependence on any one source.
During 2009 and 2008, the Firm issued $19.7 billion and $20.8 billion, respectively, of FDIC-guaranteed long-term debt under the TLG Program, which became effective in October 2008. In 2009 the Firm also issued non-FDIC guaranteed debt of $16.1 billion, including $11.0 billion of senior notes and $2.5 billion of trust preferred capital debt securities, in the U.S. market, and $2.6 billion of senior notes in the European markets. In 2008 the Firm issued non-FDIC guaranteed debt of $23.6 billion, including $12.2 billion of senior notes and $1.8 billion of trust preferred capital debt securities in the U.S. market and $9.6 billion of senior notes in non-U.S. markets. Issuing non-FDIC guaranteed debt in the capital markets in 2009 was a prerequisite to redeeming the $25.0 billion of Series K Preferred Stock. In addition, during 2009 and 2008, JPMorgan Chase issued $15.5 billion and $28.0 billion, respectively, of IB structured notes that are included within long-term debt. During 2009 and 2008, $55.7 billion and $62.7 billion, respectively, of long-term debt (including trust preferred capital debt securities) matured or was redeemed, including $27.2 billion and $35.8 billion, respectively, of IB structured notes; the maturities or redemptions in 2009 offset the issuances during the period. During 2009 and 2008, the Firm also securitized $26.5 billion and $21.4 billion, respectively, of credit card loans.
Replacement capital covenants
In connection with the issuance of certain of its trust preferred capital debt securities and its noncumulative perpetual preferred stock, the Firm has entered into Replacement Capital Covenants (“RCCs”). These RCCs grant certain rights to the holders of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of such trust preferred capital debt securities and noncumulative perpetual preferred stock except, with limited exceptions, to the extent that JPMorgan Chase has received, in each such case, specified amounts of proceeds from the sale of certain qualifying securities. Currently, the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, reference is made to the respective RCCs (including any supplements thereto) entered into by the Firm in relation to such trust preferred capital debt securities and noncumulative perpetual preferred stock, which are available in filings made by the Firm with the U.S. Securities and Exchange Commission.
Cash flows
For the years ended December 31, 2009, 2008 and 2007, cash and due from banks decreased $689 million, $13.2 billion and $268 million, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during 2009, 2008 and 2007.
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

JPMorgan Chase & Co. / 2009 Annual Report	89

Management’s discussion and analysis
and trading strategies. Management believes cash flows from operations, available cash balances and the Firm’s ability to generate cash through short- and long-term borrowings are sufficient to fund the Firm’s operating liquidity needs.
For the years ended December 31, 2009 and 2008, net cash provided by operating activities was $121.9 billion and $23.1 billion, respectively, while for the year ended December 31, 2007, net cash used in operating activities was $110.6 billion. In 2009, the net decline in trading assets and liabilities was affected by balance sheet management activities and the impact of the challenging capital markets environment that existed at December 31, 2008, and continued into the first half of 2009. In 2009 and 2008, net cash generated from operating activities was higher than net income, largely as a result of adjustments for non-cash items such as the provision for credit losses. In addition, for 2009 and 2008 proceeds from sales, securitizations and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans, but the cash flows from these loan activities remained at reduced levels as a result of the lower activity in these markets since the second half of 2007.
For the year ended December 31, 2007, the net cash used in trading activities reflected a more active capital markets environment, largely from client-driven market-making activities. Also during 2007, cash used to originate or purchase loans held-for-sale was higher than proceeds from sales, securitizations and paydowns of such loans, although these activities were affected by a significant deterioration in liquidity in the second half of 2007.
Cash flows from investing activities
The Firm’s investing activities predominantly include originating loans to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the year ended December 31, 2009, net cash of $29.4 billion was provided by investing activities, primarily from: a decrease in deposits with banks reflecting lower demand for inter-bank lending and lower deposits with the Federal Reserve Bank relative to the elevated levels at the end of 2008; a net decrease in the loan portfolio across most businesses, driven by continued lower customer demand and loan sales in the wholesale businesses, lower charge volume on credit cards, slightly higher credit card securitizations, and paydowns; and the maturity of all asset-backed commercial paper issued by money market mutual funds in connection with the AML facility of the Federal Reserve Bank of Boston. Largely offsetting these cash proceeds were net purchases of AFS securities associated with the Firm’s management of interest rate risk and investment of cash resulting from an excess funding position.
For the year ended December 31, 2008, net cash of $283.7 billion was used in investing activities, primarily for: increased deposits with banks as the result of the availability of excess cash for short-term investment opportunities through interbank lending, and reserve balances held by the Federal Reserve (which became an investing activity in 2008, reflecting a policy change of the Federal Reserve to pay interest to depository institutions on reserve balances);
net purchases of investment securities in the AFS portfolio to manage the Firm’s exposure to interest rate movements; net additions to the wholesale loan portfolio from organic growth in CB; additions to the consumer prime mortgage portfolio as a result of the decision to retain, rather than sell, new originations of nonconforming prime mortgage loans; an increase in securities purchased under resale agreements reflecting growth in demand from clients for liquidity; and net purchases of asset-backed commercial paper from money market mutual funds in connection with the AML facility of the Federal Reserve Bank of Boston. Partially offsetting these uses of cash were proceeds from loan sales and securitization activities as well as net cash received from acquisitions and the sale of an investment. Additionally, in June 2008, in connection with the Bear Stearns merger, the Firm sold assets acquired from Bear Stearns to the FRBNY and received cash proceeds of $28.85 billion.
For the year ended December 31,2007, net cash of $74.2 billion was used in investing activities, primarily for: funding purchases in the AFS securities portfolio to manage the Firm’s exposure to interest rate movements; net additions to the wholesale retained loan portfolios in IB, CB and AM, mainly as a result of business growth; a net increase in the consumer retained loan portfolio, primarily reflecting growth in RFS in home equity loans and net additions to the RFS’s subprime mortgage loans portfolio (which was affected by management’s decision in the third quarter to retain (rather than sell) new subprime mortgages); growth in prime mortgage loans originated by RFS and AM that were not eligible to be sold to U.S. government agencies or U.S. government-sponsored enterprises; and increases in securities purchased under resale agreements as a result of a higher level of cash that was available for short-term investment opportunities in connection with the Firm’s efforts to build liquidity. These net uses of cash were partially offset by cash proceeds received from sales and maturities of AFS securities and from credit card, residential mortgage, student and wholesale loan sales and securitization activities.
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to raising customer deposits, and issuing long-term debt (including trust preferred capital debt securities) as well as preferred and common stock. In 2009, net cash used in financing activities was $152.2 billion; this reflected a decline in wholesale deposits, predominantly in TSS, driven by the continued normalization of wholesale deposit levels resulting from the mitigation of credit concerns, compared with the heightened market volatility and credit concerns in the latter part of 2008; a decline in other borrowings, due to the absence of borrowings from the Federal Reserve under the Term Auction Facility program; net repayments of advances from Federal Home Loan Banks and the maturity of the nonrecourse advances under the Federal Reserve Bank of Boston AML Facility; the June 17, 2009, repayment in full of the $25.0 billion principal amount of Series K Preferred Stock issued to the U.S. Treasury; and the payment of cash dividends on common and preferred stock. Cash was also used for the net

90	JPMorgan Chase & Co. / 2009 Annual Report

repayment of long-term debt and trust preferred capital debt securities, as issuances of FDIC-guaranteed debt and non-FDIC guaranteed debt in both the U.S. and European markets were more than offset by redemptions. Cash proceeds resulted from an increase in securities loaned or sold under repurchase agreements, partly attributable to favorable pricing and to financing the increased size of the Firm’s AFS securities portfolio; and the issuance of $5.8 billion of common stock. There were no repurchases in the open market of common stock or the warrants during 2009.
In 2008, net cash provided by financing activities was $247.8 billion due to: growth in wholesale deposits, in particular, interest- and noninterest-bearing deposits in TSS (driven by both new and existing clients, and due to the deposit inflows related to the heightened volatility and credit concerns affecting the global markets that began in the third quarter of 2008), as well as increases in AM and CB (due to organic growth); proceeds of $25.0 billion from the issuance of preferred stock and the Warrant to the U.S. Treasury under the Capital Purchase Program; additional issuances of common stock and preferred stock used for general corporate purposes; an increase in other borrowings due to nonrecourse secured advances under the Federal Reserve Bank of Boston AML Facility to fund the purchase of asset-backed commercial paper from money market mutual funds; increases in federal funds purchased and securities loaned or sold under repurchase agreements in connection with higher client demand for liquidity and to finance growth in the Firm’s AFS securities portfolio; and a net increase in long-term debt due to a combination of non-FDIC guaranteed debt and trust preferred capital debt securities issued prior to December 4, 2008, and the issuance of $20.8 billion of FDIC-guaranteed long-term debt issued during the fourth quarter of 2008. The fourth-quarter FDIC-guaranteed debt issuance was offset partially by maturities of non-FDIC guaranteed long-term debt during the same period. The increase in long-term debt (including trust preferred capital debt securities)
was used primarily to fund certain illiquid assets held by the parent holding company and to build liquidity. Cash was also used to pay dividends on common and preferred stock. The Firm did not repurchase any shares of its common stock during 2008.
In 2007, net cash provided by financing activities was $184.1 billion due to a net increase in wholesale deposits from growth in business volumes, in particular, interest-bearing deposits at TSS, AM and CB; net issuances of long-term debt (including trust preferred capital debt securities) primarily to fund certain illiquid assets held by the parent holding company and build liquidity, and by IB from client-driven structured notes transactions; and growth in commercial paper issuances and other borrowed funds due to growth in the volume of liability balances in sweep accounts in TSS and CB, and to fund trading positions and to further build liquidity. Cash was used to repurchase common stock and pay dividends on common stock.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 78–79 and Ratings profile of derivative receivables marked to market (“MTM”), and Note 5 on page 103 and pages 167–175, respectively, of this Annual Report.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.

The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of January 15, 2010, were as follows.

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P-1	A-1	F1+	Aa3	A+	AA-
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aa1	AA-	AA-
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aa1	AA-	AA-

Ratings actions affecting the Firm
On March 4, 2009, Moody’s revised the outlook on the Firm to negative from stable. This action was the result of Moody’s view that the Firm’s ability to generate capital would be adversely affected by higher credit costs due to the global recession. The rating action by Moody’s in the first quarter of 2009 did not have a material impact on the cost or availability of the Firm’s funding. At December 31, 2009, Moody’s outlook remained negative.
Ratings from S&P and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at December 31, 2009, from December 31, 2008. At December 31, 2009, S&P’s outlook remained negative, while Fitch’s outlook remained stable.
Following the Firm’s earnings release on January 15, 2010, S&P and Moody’s announced that their ratings on the Firm remained unchanged.
If the Firm’s senior long-term debt ratings were downgraded by one additional notch, the Firm believes the incremental cost of funds or loss of funding would be manageable, within the context of current market conditions and the Firm’s liquidity resources. JPMorgan Chase’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable

JPMorgan Chase & Co. / 2009 Annual Report	91

Management’s discussion and analysis
changes in the Firm’s credit ratings, financial ratios, earnings, or stock price.
On February 24, 2009, S&P lowered the ratings on the trust preferred capital debt securities and other hybrid securities of 45 U.S. financial institutions, including those of JPMorgan Chase & Co. The Firm’s ratings on trust preferred capital debt and noncumulative perpetual preferred securities were lowered from A- to BBB+. This action was the result of S&P’s general view that there is an increased likelihood of issuers suspending interest and dividend payments in the current environment. This action by S&P did not have a material impact on the cost or availability of the Firm’s funding.
On December 22, 2009, Moody’s lowered the ratings on certain of the Firm’s hybrid securities. The downgrades were consistent with Moody’s revised guidelines for rating hybrid securities and subordinated debt. The ratings of junior subordinated debt securities with cumulative deferral features were lowered to A2 from A1, while those of cumulative preferred securities were downgraded to A3 from A2, and ratings for non-cumulative preferred securities were lowered to Baa1 from A2.
On January 29, 2010, Fitch downgraded 592 hybrid capital instruments issued by banks and other non-bank financial institutions, including those issued by the Firm. This action was in line with Fitch’s revised hybrid ratings methodology. The Firm’s trust preferred debt and hybrid preferred securities were downgraded by one notch to A.
Ratings actions affecting Firm-sponsored securitization trusts
In 2009, in light of increasing levels of losses in the Firm-sponsored securitization trusts due to the then worsening economic environment, S&P, Moody’s and Fitch took various ratings actions with respect to the securities issued by the Firm’s credit card securitization trusts, including the Chase Issuance Trust, Chase Credit Card Master Trust, Washington Mutual Master Note Trust and SCORE Credit Card Trust, including placing the ratings of certain securities of such Trusts on negative credit watch or review for possible downgrade, and, in a few circumstances, downgrading the ratings of some of the securities.
On May 12, 2009, the Firm took certain actions to increase the credit enhancement underlying the credit card asset-backed securities of the Chase Issuance Trust. As a result of these actions, the ratings of all asset-backed credit card securities of the Chase Issuance Trust were affirmed by the credit rating agencies, except for a negative rating outlook by Fitch which remains, as of December 31, 2009, on the subordinated securities of the Chase Issuance Trust.
On May 19, 2009, the Firm removed from the Washington Mutual Master Note Trust all remaining credit card receivables that had been originated by Washington Mutual. As a result of this action, the ratings of all asset-backed credit card securities of the Washington Mutual Master Note Trust were raised or affirmed by the credit rating agencies, with the exception that the senior securities of the Washington Mutual Master Note Trust were downgraded by S&P on December 23, 2009. S&P’s action was the result of their consideration of a linkage between the ratings of the securities of Washington Mutual Master Note Trust and the Firm’s own ratings as a result of the consolidation onto the Firm’s Consolidated Balance Sheet of the assets and liabilities of the Washington Mutual Master Note Trust following the Firm’s actions on May 19, 2009 (please refer to page 200 under Note 15 of this Annual Report).
The Firm did not take any actions to increase the credit enhancement underlying securitizations issued by the Chase Credit Card Master Trust and the SCORE Credit Card Trust during 2009. Certain mezzanine securities and subordinated securities of the Chase Credit Card Master Trust were downgraded by S&P and Moody’s on August 6, 2009, and July 10, 2009, respectively. The senior and subordinated securities of the SCORE Credit Card Trust were placed on review for possible downgrade by Moody’s on January 20, 2010.
The Firm believes the ratings actions described above did not have a material impact on the Firm’s liquidity and ability to access the asset-backed securitization market.
With the exception of the Washington Mutual Master Note Trust as described above, the ratings on the Firm’s asset-backed securities programs are currently independent of the Firm’s own ratings. However, no assurance can be given that the credit rating agencies will not in the future consider there being a linkage between the ratings of the Firm’s asset-backed securities programs and the Firm’s own ratings as a result of accounting guidance for QSPEs and VIEs that became effective January 1, 2010. For a further discussion of the new FASB guidance, see “Accounting and reporting developments” and Note 16 on pages 132–134 and 206–214, respectively, of this Annual Report.

92	JPMorgan Chase & Co. / 2009 Annual Report

CREDIT RISK MANAGEMENT

Credit risk is the risk of loss from obligor or counterparty default. The Firm provides credit (for example, through loans, lending-related commitments, guarantees and derivatives) to a variety of customers, from large corporate and institutional clients to the individual consumer. For the wholesale business, credit risk management includes the distribution of the Firm’s syndicated loan originations into the marketplace with exposure held in the retained portfolio averaging less than 10%. Wholesale loans generated by CB and AM are generally retained on the balance sheet. With regard to the consumer credit market, the Firm focuses on creating a portfolio that is diversified from both a product and a geographic perspective. Loss mitigation strategies are being employed for all home lending portfolios. These strategies include rate reductions, forbearance and other actions intended to minimize economic loss and avoid foreclosure. In the mortgage business, originated loans are either retained in the mortgage portfolio or securitized and sold to U.S. government agencies and U.S. government-sponsored enterprises.
Credit risk organization
Credit risk management is overseen by the Chief Risk Officer and implemented within the lines of business. The Firm’s credit risk management governance consists of the following functions:
•	establishing a comprehensive credit risk policy framework

•	monitoring and managing credit risk across all portfolio segments, including transaction and line approval

•	assigning and managing credit authorities in connection with the approval of all credit exposure

•	managing criticized exposures and delinquent loans

•	calculating the allowance for credit losses and ensuring appropriate credit risk-based capital management
Risk identification
The Firm is exposed to credit risk through lending and capital markets activities. Credit risk management works in partnership with the business segments in identifying and aggregating exposures across all lines of business.
Risk measurement
To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Methodologies for measuring credit risk vary depending on several factors, including type of asset (e.g., consumer installment versus wholesale loan), risk measurement parameters (e.g., delinquency status and credit bureau score versus wholesale risk-rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based on the amount of exposure should the obligor or the counterparty default, the probability of default and the loss severity given a default event. Based on these factors and related market-based inputs, the Firm estimates both probable and unexpected losses for the wholesale and consumer portfolios. Probable losses, reflected in the provision for credit losses, are based primarily upon statistical estimates of credit losses as a result of obligor or counterparty default. However, probable losses are not the sole indicators of risk. If losses were entirely predictable, the probable loss rate could be factored into pricing and covered as a normal and recurring cost of doing business. Unexpected losses, reflected in the allocation of credit risk capital, represent the potential volatility of actual losses relative to the probable level of losses. Risk measurement for the wholesale portfolio is assessed primarily on a risk-rated basis; for the consumer portfolio, it is assessed primarily on a credit-scored basis.
Risk-rated exposure
For portfolios that are risk-rated (generally held in IB, CB, TSS and AM), probable and unexpected loss calculations are based on estimates of probability of default and loss given default. Probability of default is the expected default calculated on an obligor basis. Loss given default is an estimate of losses given a default event and takes into consideration collateral and structural support for each credit facility. Calculations and assumptions are based on management information systems and methodologies which are under continual review. Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis by Credit Risk Management and revised, if needed, to reflect the borrowers’ current financial position, risk profiles and the related collateral and structural positions.
Credit-scored exposure
For credit-scored portfolios (generally held in RFS and CS), probable loss is based on a statistical analysis of inherent losses over discrete periods of time. Probable losses are estimated using sophisticated portfolio modeling, credit scoring and decision-support tools to project credit risks and establish underwriting standards. In addition, common measures of credit quality derived from historical loss experience are used to predict consumer losses. Other risk characteristics evaluated include recent loss experience in the portfolios, changes in origination sources, portfolio seasoning, loss severity and underlying credit practices, including charge-off policies. These analyses are applied to the Firm’s current portfolios in order to estimate delinquencies and severity of losses, which determine the amount of probable losses. These factors and analyses are updated at least on a quarterly basis or more frequently as market conditions dictate.
Risk monitoring
The Firm has developed policies and practices that are designed to preserve the independence and integrity of the approval and decision-making process of extending credit, and to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively at both the transaction and portfolio levels. The policy framework establishes credit approval authorities, concentration limits, risk-rating methodologies, portfolio review parameters and guidelines for management of distressed exposure. Wholesale credit risk is monitored regularly on both an aggregate portfolio level and on an individual customer basis. Management of the Firm’s wholesale exposure is accomplished through a number of

JPMorgan Chase & Co. / 2009 Annual Report	93

Management’s discussion and analysis
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
Risk reporting
To enable monitoring of credit risk and decision-making, aggregate credit exposure, credit quality forecasts, concentrations levels and risk profile changes are reported regularly to senior credit risk management. Detailed portfolio reporting of industry, customer, product and geographic concentrations occurs monthly, and the appropriateness of the allowance for credit losses is reviewed by senior management at least on a quarterly basis. Through the risk reporting and governance structure, credit risk trends and limit exceptions are provided regularly to, and discussed with, senior management, as mentioned on page 86 of this Annual Report.
2009 Credit risk overview
During 2009, the credit environment experienced further deterioration compared with 2008, resulting in increased defaults, downgrades and reduced liquidity. In the first part of the year, the pace of deterioration increased, adversely affecting many financial institutions and impacting the functioning of credit markets, which remained weak. The pace of deterioration also gave rise to a high level of uncertainty regarding the ultimate extent of the downturn. The Firm’s credit portfolio was affected by these market conditions and experienced continued deteriorating credit quality, especially in the first part of the year, generally consistent with the market.
For the wholesale portfolio, criticized assets, nonperforming assets and charge-offs increased significantly from 2008, reflecting continued weakness in the portfolio, particularly in commercial real estate. In the latter part of the year, there were some positive indicators, for example, loan origination activity and market liquidity improved and credit spreads tightened. The wholesale businesses have remained focused on actively managing the portfolio, including ongoing, in-depth reviews of credit quality and industry, product and client concentrations. Underwriting standards across all areas of lending have remained under review and strengthened where appropriate, consistent with evolving market conditions and the Firm’s risk management activities. In light of the current market conditions, the wholesale allowance for loan loss coverage ratio has been strengthened to 3.57% from 2.64% at the end of 2008.
The consumer portfolio credit performance continued to be negatively affected by the economic environment of 2009. Higher unemployment and weaker overall economic conditions have led to a significant increase in the number of loans charged off, while continued weak housing prices have driven a significant increase in the severity of loss recognized on real estate loans that defaulted. During 2009, the Firm took proactive action to assist homeowners most in need of financial assistance, including participation in the U.S. Treasury Making Home Affordable (“MHA”) programs, which are designed to assist eligible homeowners in a number of ways, one of which is by modifying the terms of their mortgages. The MHA programs and the Firm’s other loss-mitigation programs for financially troubled borrowers generally represent various concessions, such as term extensions, rate reductions and deferral of principal payments that would have been required under the terms of the original agreement. The Firm’s loss-mitigation programs are intended to minimize economic loss to the Firm, while providing alternatives to foreclosure.
More detailed discussion of the domestic consumer credit environment can be found in Consumer Credit Portfolio on pages 106–115 of this Annual Report.

94	JPMorgan Chase & Co. / 2009 Annual Report

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of December 31, 2009 and 2008. Total credit exposure at December 31, 2009, decreased by $322.6 billion from December 31, 2008, reflecting decreases of $170.5 billion in the wholesale portfolio and $152.1 billion in the consumer portfolio. During 2009, lending-related commitments decreased by $130.3 billion, managed loans decreased by $112.4 billion and derivative receivables decreased by $82.4 billion.
While overall portfolio exposure declined, the Firm provided more than $600 billion in new loans and lines of credit to consumer and wholesale clients in 2009, including individuals, small businesses, large corporations, not-for-profit organizations, U.S. states and municipalities, and other financial institutions.

In the table below, reported loans include loans retained; loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and loans accounted for at fair value. Loans retained are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs; for additional information, see Note 13 on pages 192–196 of this Annual Report. Nonperforming assets include nonaccrual loans and assets acquired in satisfaction of debt (primarily real estate owned). Nonaccrual loans are those for which the accrual of interest has been suspended in accordance with the Firm’s accounting policies, which are described in Note 13 on pages 192–196 of this Annual Report. Average retained loan balances are used for the net charge-off rate calculations.
Total credit portfolio

			Nonperforming		90 days or more past				Average annual net
As of or for the year ended December 31,	Credit exposure		assets(c)(d)		due and still accruing(d)		Net charge-offs		charge-off rate(e)(f)
(in millions, except ratios)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Total credit portfolio

Loans retained	$627,218	$728,915	$17,219	$8,921	$4,355	$3,275	$22,965	$9,835	3.42%	1.73%
Loans held-for-sale	4,876	8,287	234	12	—	—	—	—	—	—
Loans at fair value	1,364	7,696	111	20	—	—	—	—	—	—

Loans – reported	633,458	744,898	17,564	8,953	4,355	3,275	22,965	9,835	3.42	1.73
Loans – securitized(a)	84,626	85,571	—	—	2,385	1,802	6,443	3,612	7.55	4.53

Total managed loans	718,084	830,469	17,564	8,953	6,740	5,077	29,408	13,447	3.88	2.08
Derivative receivables	80,210	162,626	529	1,079	—	—	NA	NA	NA	NA
Receivables from customers	15,745	16,141	—	—	—	—	NA	NA	NA	NA
Interests in purchased receivables	2,927	—	—	—	—	—	—	—	—	—

Total managed credit-related assets	816,966	1,009,236	18,093	10,032	6,740	5,077	29,408	13,447	3.88	2.08
Lending-related commitments	991,095	1,121,378	NA	NA	NA	NA	NA	NA	NA	NA

Assets acquired in loan satisfactions
Real estate owned	NA	NA	1,548	2,533	NA	NA	NA	NA	NA	NA
Other	NA	NA	100	149	NA	NA	NA	NA	NA	NA

Total assets acquired in loan satisfactions	NA	NA	1,648	2,682	NA	NA	NA	NA	NA	NA

Total credit portfolio	$1,808,061	$2,130,614	$19,741	$12,714	$6,740	$5,077	$29,408	$13,447	3.88%	2.08%

Net credit derivative hedges notional(b)	$(48,376)	$(91,451)	$(139)	$—	NA	NA	NA	NA	NA	NA
Liquid securities collateral held against derivatives	(15,519)	(19,816)	NA	NA	NA	NA	NA	NA	NA	NA

(a)	Represents securitized credit card receivables. For further discussion of credit card securitizations, see Note 15 on pages 198–205 of this Annual Report.

(b)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives pages 103–104 and Note 5 on pages 167–175 of this Annual Report.

(c)	At December 31, 2009 and 2008, nonperforming loans and assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.0 billion and $3.0 billion, respectively; (2) real estate owned insured by U.S. government agencies of $579 million and $364 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $542 million and $437 million, respectively. These amounts are excluded, as reimbursement is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the Federal Financial Institutions Examination Council, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(d)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(e)	Net charge-off ratios were calculated using: (1) average retained loans of $672.3 billion and $567.0 billion for the years ended December 31, 2009 and 2008, respectively; (2) average securitized loans of $85.4 billion and $79.6 billion for the years ended December 31, 2009 and 2008, respectively; and (3) average managed loans of $757.7 billion and $646.6 billion for the years ended December 31, 2009 and 2008, respectively.

(f)	Firmwide net charge-off ratios were calculated including average purchased credit-impaired loans of $85.4 billion and $22.3 billion at December 31, 2009 and 2008, respectively. Excluding the impact of purchased credit-impaired loans, the total Firm’s managed net charge-off rate would have been 4.37% and 2.15% respectively.

JPMorgan Chase & Co. / 2009 Annual Report	95

Management’s discussion and analysis
WHOLESALE CREDIT PORTFOLIO

As of December 31, 2009, wholesale exposure (IB, CB, TSS and AM) decreased by $170.5 billion from December 31, 2008. The $170.5 billion decrease was primarily driven by decreases of $82.4 billion of derivative receivables, $57.9 billion of loans and $32.7 billion of lending-related commitments. The decrease in derivative receivables was primarily related to tightening credit spreads, volatile foreign exchange rates and rising rates on interest rate swaps. Loans and lending-related commitments decreased across most wholesale lines of business, as lower customer demand continued to affect the level of lending activity.

Wholesale

					90 days past due
As of or for the year ended December 31,	Credit exposure		Nonperforming loans(b)		and still accruing
(in millions)	2009	2008	2009	2008	2009	2008

Loans retained	$200,077	$248,089	$6,559	$2,350	$332	$163
Loans held-for-sale	2,734	6,259	234	12	—	—
Loans at fair value	1,364	7,696	111	20	—	—

Loans – reported	$204,175	$262,044	$6,904	$2,382	$332	$163
Derivative receivables	80,210	162,626	529	1,079	—	—
Receivables from customers	15,745	16,141	—	—	—	—
Interests in purchased receivables	2,927	—	—	—	—	—

Total wholesale credit-related assets	303,057	440,811	7,433	3,461	332	163
Lending-related commitments	347,155	379,871	NA	NA	NA	NA

Total wholesale credit exposure	$650,212	$820,682	$7,433	$3,461	$332	$163

Net credit derivative hedges notional(a)	$(48,376)	$(91,451)	$(139)	$—	NA	NA
Liquid securities collateral held against derivatives	(15,519)	(19,816)	NA	NA	NA	NA

(a)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 103–104, and Note 5 on pages 167–175 of this Annual Report.

(b)	Excludes assets acquired in loan satisfactions. For additional information, see the wholesale nonperforming assets by line of business segment table on pages 100–101 of this Annual Report.

96	JPMorgan Chase & Co. / 2009 Annual Report

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of December 31, 2009 and 2008. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s.
Wholesale credit exposure – maturity and ratings profile

	Maturity profile(c)				Ratings profile
December 31, 2009	Due in 1	Due after 1 year	Due after		Investment-grade ("IG")	Noninvestment-grade		Total %
(in billions, except ratios)	year or less	through 5 years	5 years	Total	AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below	Total	of IG

Loans	29%	40%	31%	100%	$118	$82	$200	59%
Derivative receivables	12	42	46	100	61	19	80	76
Lending-related commitments	41	57	2	100	281	66	347	81

Total excluding loans held-for-sale and loans at fair value	34%	50%	16%	100%	$460	$167	627	73%
Loans held-for-sale and loans at fair value(a)							4
Receivables from customers							16
Interests in purchased receivables							3

Total exposure							$650

Net credit derivative hedges notional(b)	49%	42%	9%	100%	$(48)	$—	$(48)	100%

	Maturity profile(c)				Ratings profile
December 31, 2008	Due in 1	Due after 1 year	Due after		Investment-grade ("IG")	Noninvestment-grade		Total %
(in billions, except ratios)	year or less	through 5 years	5 years	Total	AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below	Total	of IG

Loans	32%	43%	25%	100%	$161	$87	$248	65%
Derivative receivables	31	36	33	100	127	36	163	78
Lending-related commitments	37	59	4	100	317	63	380	83

Total excluding loans held-for-sale and loans at fair value	34%	50%	16%	100%	$605	$186	791	77%
Loans held-for-sale and loans at fair value(a)							14
Receivables from customers							16

Total exposure							$821

Net credit derivative hedges notional(b)	47%	47%	6%	100%	$(82)	$(9)	$(91)	90%

(a)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.

(b)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The maturity profile of loans and lending-related commitments is based on the remaining contractual maturity. The maturity profile of derivative receivables is based on the maturity profile of average exposure. See Derivative contracts on pages 102–104 of this Annual Report for further discussion of average exposure.
Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, with particular attention paid to industries with actual or potential credit concerns. Customer receivables representing primarily margin loans to prime and retail brokerage clients of $15.7 billion are included in the table. These margin loans are generally fully collateralized by cash or highly liquid securities to satisfy daily minimum collateral requirements. Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/”Caa1” and lower, as defined by S&P and Moody’s. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, increased to $33.2 billion at
December 31, 2009, from $26.0 billion at year-end 2008. The increase was primarily related to downgrades within the portfolio.
During the fourth quarter of 2009, the Firm revised certain industry classifications to better reflect risk correlations and enhance the Firm’s management of industry risk. Below are summaries of the top 25 industry exposures as of December 31, 2009 and 2008. For additional information on industry concentrations, see Note 32 on pages 234–235 of this Annual Report.

JPMorgan Chase & Co. / 2009 Annual Report	97

Wholesale credit exposure – selected industry exposures

									Collateral
						% of	Net	Credit	held against
December 31, 2009	Credit	% of	Investment	Noninvestment-grade		criticized	charge-offs/	derivative	derivative
(in millions, except ratios)	exposure(d)	portfolio	grade	Noncriticized	Criticized	portfolio	(recoveries)	hedges(e)	receivables(f)

Top 25 industries(a)
Real estate	$68,509	11%	55%	$18,810	$11,975	36%	$688	$(1,168)	$(35)
Banks and finance companies	54,053	9	81	8,424	2,053	6	719	(3,718)	(8,353)
Healthcare	35,605	6	83	5,700	329	1	10	(2,545)	(125)
State and municipal governments	34,726	5	93	1,850	466	1	—	(204)	(193)
Utilities	27,178	4	81	3,877	1,238	4	182	(3,486)	(360)
Consumer products	27,004	4	64	9,105	515	2	35	(3,638)	(4)
Asset managers	24,920	4	82	3,742	680	2	7	(40)	(2,105)
Oil and gas	23,322	4	73	5,854	386	1	16	(2,567)	(6)
Retail and consumer services	20,673	3	58	7,867	782	2	35	(3,073)	—
Holding companies	16,018	3	86	2,107	110	—	275	(421)	(320)
Technology	14,169	2	63	4,004	1,288	4	28	(1,730)	(130)
Insurance	13,421	2	69	3,601	599	2	7	(2,735)	(793)
Machinery and equipment manufacturing	12,759	2	57	5,122	350	1	12	(1,327)	(1)
Metals/mining	12,547	2	56	4,906	639	2	24	(1,963)	—
Media	12,379	2	55	3,898	1,692	5	464	(1,606)	—
Telecom services	11,265	2	69	3,273	251	1	31	(3,455)	(62)
Securities firms and exchanges	10,832	2	76	2,467	145	—	—	(289)	(2,139)
Business services	10,667	2	61	3,859	344	1	8	(107)	—
Building materials/construction	10,448	2	43	4,537	1,399	4	98	(1,141)	—
Chemicals/plastics	9,870	2	67	2,626	611	2	22	(1,357)	—
Transportation	9,749	1	66	2,745	588	2	61	(870)	(242)
Central government	9,557	1	99	77	—	—	—	(4,814)	(30)
Automotive	9,357	1	41	4,252	1,240	4	52	(1,541)	—
Leisure	6,822	1	40	2,274	1,798	5	151	(301)	—
Agriculture/paper manufacturing	5,801	1	37	3,132	500	2	10	(897)	—
All other(b)	135,791	22	86	15,448	3,205	10	197	(3,383)	(621)

Subtotal	$627,442	100%	73%	$133,557	$33,183	100%	$3,132	$(48,376)	$(15,519)

Loans held-for-sale and loans at fair value	4,098				1,545
Receivables from customers	15,745
Interest in purchased receivables(c)	2,927

Total	$650,212			$133,557	$34,728		$3,132	$(48,376)	$(15,519)

98	JPMorgan Chase & Co. / 2009 Annual Report

									Collateral
						% of	Net	Credit	held against
December 31, 2008	Credit	% of	Investment	Noninvestment-grade		criticized	charge-offs/	derivative	derivative
(in millions, except ratios)	exposure(d)	portfolio	grade	Noncriticized	Criticized	portfolio	(recoveries)	hedges(e)	receivables(f)

Top 25 industries(a)
Real estate	$80,284	10%	70%	$17,849	$5,961	23%	$212	$(2,141)	$(48)
Banks and finance companies	75,577	10	79	12,953	2,849	11	28	(5,016)	(9,457)
Healthcare	38,032	5	83	6,092	436	2	2	(5,338)	(199)
State and municipal governments	36,772	5	94	1,278	847	3	—	(677)	(134)
Utilities	34,246	4	83	5,844	114	—	3	(9,007)	(65)
Consumer products	29,766	4	65	9,504	792	3	32	(8,114)	(54)
Asset managers	49,256	6	85	6,418	819	3	15	(115)	(5,303)
Oil and gas	24,746	3	75	5,940	231	1	15	(6,627)	(7)
Retail and consumer services	23,223	3	54	9,357	1,311	5	(6)	(6,120)	(55)
Holding companies	14,466	2	70	4,182	116	1	(1)	(689)	(309)
Technology	17,025	2	67	5,391	230	1	—	(3,922)	(3)
Insurance	17,744	2	78	3,138	712	3	—	(5,016)	(846)
Machinery and equipment manufacturing	14,501	2	64	5,095	100	—	22	(3,743)	(6)
Metals/mining	14,980	2	61	5,579	262	1	(7)	(3,149)	(3)
Media	13,177	2	61	3,779	1,305	5	26	(3,435)	—
Telecom services	13,237	2	63	4,368	499	2	(5)	(7,073)	(92)
Securities firms and exchanges	25,590	3	81	4,744	138	1	—	(151)	(898)
Business services	11,247	1	64	3,885	145	1	46	(357)	—
Building materials/construction	12,065	2	49	4,925	1,342	5	22	(2,601)	—
Chemicals/plastics	11,719	1	66	3,357	591	2	5	(2,709)	—
Transportation	10,253	1	64	3,364	319	1	—	(1,567)	—
Central government	14,441	2	98	276	—	—	—	(4,548)	(35)
Automotive	11,448	1	52	3,687	1,775	7	(1)	(2,975)	(1)
Leisure	8,158	1	42	2,827	1,928	7	(1)	(721)	—
Agriculture/paper manufacturing	6,920	1	43	3,226	726	3	1	(835)	—
All other(b)	181,713	23	86	22,321	2,449	9	(6)	(4,805)	(2,301)

Subtotal	$790,586	100%	77%	$159,379	$25,997	100%	$402	$(91,451)	$(19,816)

Loans held-for-sale and loans at fair value	13,955				2,258
Receivables from customers	16,141
Interest in purchased receivables(c)	—

Total	$820,682			$159,379	$28,255		$402	$(91,451)	$(19,816)

(a)	Rankings are based on exposure at December 31, 2009. The rankings of the industries presented in the 2008 table are based on the rankings of such industries at year-end 2009, not actual rankings in 2008.

(b)	For more information on exposures to SPEs included in all other, see Note 16 on pages 206–214 of this Annual Report.

(c)	Represents undivided interests in pools of receivables and similar types of assets due to the consolidation during 2009 of one of the Firm-administered multi-seller conduits.

(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

(e)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting.

(f)	Represents other liquid securities collateral held by the Firm as of December 31, 2009 and 2008, respectively.

Presented below is a discussion of several industries to which the Firm has significant exposure, as well as industries the Firm continues to monitor because of actual or potential credit concerns. For additional information, refer to the tables above and on the preceding page.
•	Real estate: Exposure to this industry decreased by 15% or $11.8 billion from 2008 as loans and commitments were managed down, predominantly through repayments and loans sales. This sector continues to be challenging as property values in the U.S. remain under pressure, particularly in certain regions. The ratios of nonperforming loans and net charge-offs to loans have increased from 2008 due to deterioration in the commercial real estate portfolio, particularly in the latter half of 2009. The multi-family portfolio, which represents almost half of the commercial real estate exposure, accounts for the smallest proportion of nonperforming loans and net charge-offs. The commercial lessors portfolio involves real estate leased to retail, industrial and office space tenants, while the commercial construction and development portfolio includes financing for the construction of office and professional buildings and malls. Commercial real estate exposure in CB is predominantly secured; CB’s exposure represents the majority of the Firm’s commercial real estate exposure. IB manages less than one fifth of the total Firm’s commercial real estate exposure; IB’s exposure represents primarily unsecured lending to Real Estate Investment Trust (“REITs”), lodging, and homebuilding clients. The increase in criticized real estate exposure was largely a result of downgrades within the overall portfolio reflecting the continued weakening credit environment.

JPMorgan Chase & Co./2009 Annual Report	99

Management’s discussion and analysis
The following table presents additional information on the wholesale real estate industry for the periods ended December 31, 2009 and 2008.

							% of net
December 31, 2009	Credit	% of credit	Criticized	Nonperforming	% of nonperforming	Net charge-offs/	charge-offs
(in millions, except ratios)	exposure	portfolio	exposure	loans	loans to total loans (b)	(recoveries)	to total loans(b)

Commercial real estate subcategories
Multi-family	$32,073	47%	$3,986	$1,109	3.57%	$199	0.64%
Commercial lessors	18,512	27	4,017	1,057	6.97	232	1.53
Commercial construction and development	6,593	10	1,518	313	6.81	105	2.28
Other(a)	11,331	16	2,454	409	6.44	152	2.39

Total commercial real estate	$68,509	100%	$11,975	$2,888	5.05%	$688	1.20%

							% of net
December 31, 2008	Credit	% of credit	Criticized	Nonperforming	% of nonperforming	Net charge-offs/	charge-offs
(in millions, except ratios)	exposure	portfolio	exposure	loans	loans to total loans (b)	(recoveries)	to total loans (b)

Commercial real estate subcategories
Multi-family	$36,188	45%	$1,191	$293	0.87%	$(1)	—%
Commercial lessors	21,037	26	1,649	74	0.43	4	0.02
Commercial construction and development	6,688	8	706	82	1.95	4	0.10
Other(a)	16,371	21	2,415	357	3.89	205	2.23

Total commercial real estate	$80,284	100%	$5,961	$806	1.25%	$212	0.33%

(a)	Other includes lodging, REITs, single family, homebuilders and other real estate.

(b)	Ratios were calculated using end-of-period retained loans of $57.2 billion and $64.5 billion for the years ended December 31, 2009 and 2008, respectively.

•	Banks and finance companies: Exposure to this industry decreased by 28% or $21.5 billion from 2008, primarily as a result of lower derivative exposure to commercial banks.

•	Automotive: Conditions in the U.S. had improved by the end of 2009, largely as a result of the government supported restructuring of General Motors and Chrysler in the first half of 2009 and the related effects on automotive suppliers. Exposure to this industry decreased by 18% or $2.1 billion and criticized exposure decreased 30% or $535 million from 2008, largely due to loan repayments and sales. Most of the Firm’s remaining criticized exposure in this segment remains performing and is substantially secured.

•	Leisure: Exposure to this industry decreased by 16% or $1.3 billion from 2008 due to loan repayments and sales, primarily in gaming. While exposure to this industry declined, the criticized component remained elevated due to the continued weakness in the industry, particularly in gaming. The gaming portfolio continues to be managed actively.

•	All other: All other in the wholesale credit exposure concentration table on pages 98–99 of this Annual Report at December 31, 2009 (excluding loans held-for-sale and loans at fair value) included $135.8 billion of credit exposure to seven industry segments. Exposures related to SPEs and to Individuals, Private Education & Civic Organizations were 44% and 47%, respectively, of this category. SPEs provide secured financing (generally backed by receivables, loans or bonds) originated by a diverse group of companies in industries that are not highly correlated. For further discussion of SPEs, see Note 16 on pages 206–214 of this Annual Report. The remaining all other exposure is well-diversified across industries and none comprise more than 1.0% of total exposure.

Loans
The following table presents wholesale loans and nonperforming assets by business segment as of December 31, 2009 and 2008.

	December 31, 2009
								Assets acquired in loan
	Loans			Nonperforming				satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$45,544	$3,567	$49,111	$3,504		$529	(b)	$203	$—	$4,236
Commercial Banking	97,108	324	97,432	2,801		—		187	1	2,989
Treasury & Securities Services	18,972	—	18,972	14		—		—	—	14
Asset Management	37,755	—	37,755	580		—		2	—	582
Corporate/Private Equity	698	207	905	5		—		—	—	5

Total	$200,077	$4,098	$204,175	$6,904	(a)	$529		$392	$1	$7,826

100	JPMorgan Chase & Co. / 2009 Annual Report

	December 31, 2008
								Assets acquired in loan
	Loans			Nonperforming				satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$71,357	$13,660	$85,017	$1,175		$1,079	(b)	$247	$—	$2,501
Commercial Banking	115,130	295	115,425	1,026		—		102	14	1,142
Treasury & Securities Services	24,508	—	24,508	30		—		—	—	30
Asset Management	36,188	—	36,188	147		—		—	25	172
Corporate/Private Equity	906	—	906	4		—		—	—	4

Total	$248,089	$13,955	$262,044	$2,382	(a)	$1,079		$349	$39	$3,849

(a)	The Firm held allowance for loan losses of $2.0 billion and $712 million related to nonperforming retained loans resulting in allowance coverage ratios of 31% and 30%, at December 31, 2009 and 2008, respectively. Wholesale nonperforming loans represent 3.38% and 0.91% of total wholesale loans at December 31, 2009 and 2008, respectively.

(b)	Nonperforming derivatives represent less than 1.0% of the total derivative receivables net of cash collateral at both December 31, 2009 and 2008.

In the normal course of business, the Firm provides loans to a variety of customers, from large corporate and institutional clients to high-net-worth individuals.
Retained wholesale loans were $200.1 billion at December 31, 2009, compared with $248.1 billion at December 31, 2008. The $48.0 billion decrease, across most wholesale lines of business, reflected lower customer demand. Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio. Held-for-sale loans and loans carried at fair value were $4.1 billion and $14.0 billion at December 31, 2009 and 2008, respectively. The decreases in both held-for-sale loans and loans at fair value reflected sales, reduced carrying values and lower volumes in the syndication market.
The Firm actively manages wholesale credit exposure through loan and commitment sales. During 2009 and 2008, the Firm sold $3.9 billion of loans and commitments in each year, recognizing losses of
$38 million and $41 million in each period, respectively. These results include gains or losses on sales of nonperforming loans, if any, as discussed on page 102 of this Annual Report. These activities are not related to the Firm’s securitization activities, which are undertaken for liquidity and balance sheet–management purposes. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 88–92 and 198–205, respectively, of this Annual Report.
Nonperforming wholesale loans were $6.9 billion at December 31, 2009, an increase of $4.5 billion from December 31, 2008, reflecting continued deterioration in the credit environment, predominantly related to loans in the real estate, leisure and banks and finance companies industries. As of December 31, 2009, wholesale loans restructured as part of a troubled debt restructuring were approximately $1.1 billion.

The following table presents the geographic distribution of wholesale loans and nonperforming loans as of December 31, 2009 and 2008. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.
Loans and nonperforming loans, U.S. and Non-U.S.
Wholesale

	December 31, 2009		December 31, 2008
		Nonperforming		Nonperforming
(in millions)	Loans	loans	Loans	loans

U.S.	$149,085	$5,844	$186,776	$2,123
Non-U.S.	55,090	1,060	75,268	259

Ending balance	$204,175	$6,904	$262,044	$2,382

JPMorgan Chase & Co./2009 Annual Report	101

Management’s discussion and analysis

The following table presents the change in the nonperforming loan portfolio for the years ended December 31, 2009 and 2008.
Nonperforming loan activity
Wholesale

Year ended December 31, (in millions)	2009	2008

Beginning balance	$2,382	$514
Additions	13,591	3,381

Reductions:
Paydowns and other	4,964	859
Gross charge-offs	2,974	521
Returned to performing	341	93
Sales	790	40

Total reductions	9,069	1,513

Net additions	4,522	1,868

Ending balance	$6,904	$2,382

The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the years ended December 31, 2009 and 2008. The amounts in the table below do not include gains from sales of nonperforming loans.
Net charge-offs
Wholesale

Year ended December 31,
(in millions, except ratios)	2009	2008

Loans – reported
Average loans retained	$223,047	$219,612
Net charge-offs	3,132	402
Average annual net charge-off rate	1.40%	0.18%

Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenue through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts, see Note 5 and Note 32 on pages 167–175 and 234–235 of this Annual Report.
The following tables summarize the net derivative receivables MTM for the periods presented.
Derivative receivables marked to market

December 31,	Derivative receivables MTM
(in millions)	2009	2008

Interest rate(a)	$26,777	$49,996
Credit derivatives	18,815	44,695
Foreign exchange(a)	21,984	38,820
Equity	6,635	14,285
Commodity	5,999	14,830

Total, net of cash collateral	80,210	162,626
Liquid securities collateral held against derivative receivables	(15,519)	(19,816)

Total, net of all collateral	$64,691	$142,810

(a)	In 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in a reclassification of $14.1 billion of cross-currency interest rate swaps to foreign exchange contracts as of December 31, 2008.
The amount of derivative receivables reported on the Consolidated Balance Sheets of $80.2 billion and $162.6 billion at December 31, 2009 and 2008, respectively, are the amount of the MTM or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and CVA. These amounts on the Consolidated Balance Sheets represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $15.5 billion and $19.8 billion at December 31, 2009 and 2008, respectively, resulting in total exposure, net of all collateral, of $64.7 billion and $142.8 billion at December 31, 2009 and 2008, respectively. The decrease of $78.1 billion in derivative receivables MTM, net of the above mentioned collateral, from December 31, 2008, was primarily related to tightening credit spreads, volatile foreign exchange rates and rising rates on interest rate swaps.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of December 31, 2009 and 2008, the Firm held $16.9 billion and $22.2 billion of this additional collateral, respectively. The derivative receivables MTM, net of all collateral, also do not include other credit enhancements, such as letters of credit.
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
Peak exposure to a counterparty is an extreme measure of exposure calculated at a 97.5% confidence level. DRE exposure is a measure that expresses the risk of derivative exposure on a basis intended to be equivalent to the risk of loan exposures. The measurement is done by equating the unexpected loss in a derivative counterparty exposure (which takes into consideration both the loss volatility and the credit rating of the counterparty) with the unexpected loss in a loan exposure (which takes into consideration only the credit rating of the counterparty). DRE is a less extreme measure of potential credit loss than Peak and is the primary measure used by the Firm for credit approval of derivative transactions.
Finally, AVG is a measure of the expected MTM value of the Firm’s derivative receivables at future time periods, including the benefit of collateral. AVG exposure over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit capital and the CVA, as further described below. AVG exposure was $49.0 billion and $83.7 billion at December 31, 2009 and 2008, respectively, compared with derivative receivables MTM, net of all collateral, of $64.7 billion and $142.8 billion at December 31, 2009 and 2008, respectively.
The MTM value of the Firm’s derivative receivables incorporates an adjustment, the CVA, to reflect the credit quality of counterparties.

102	JPMorgan Chase & Co. / 2009 Annual Report

The CVA is based on the Firm’s AVG to a counterparty and the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity or unwinds, and changes in the underlying market environment. The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. In addition, the Firm takes into consideration the potential for correlation between the Firm’s AVG to a counterparty and the counterparty’s credit quality within the credit approval process. The Firm risk manages exposure to changes in CVA by entering into credit derivative transactions, as well as interest rate, foreign exchange, equity and commodity derivative transactions.
The accompanying graph shows exposure profiles to derivatives over the next ten years as calculated by the DRE and AVG metrics.
The two measures generally show declining exposure after the first year, if no new trades were added to the portfolio.
Exposure profile of derivatives measures

The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

Rating equivalent	2009		2008
December 31,	Exposure net of	% of exposure net	Exposure net of	% of exposure net
(in millions, except ratios)	of all collateral	of all collateral	of all collateral	of all collateral

AAA/Aaa to AA-/Aa3	$25,530	40%	$68,708	48%
A+/A1 to A-/A3	12,432	19	24,748	17
BBB+/Baa1 to BBB-/Baa3	9,343	14	15,747	11
BB+/Ba1 to B-/B3	14,571	23	28,186	20
CCC+/Caa1 and below	2,815	4	5,421	4

Total	$64,691	100%	$142,810	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 89% as of December 31, 2009, largely unchanged from 88% at December 31, 2008.
The Firm posted $56.7 billion and $99.1 billion of collateral at December 31, 2009 and 2008, respectively.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in the respective credit ratings of their legal entities, to post collateral for the benefit of the other party. At December 31, 2009, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co., and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.2 billion and $3.6 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade to a specified rating of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
Credit derivatives are financial contracts that isolate credit risk from an underlying instrument (such as a loan or security) and transfers that risk from one party (the buyer of credit protection) to another (the seller of credit protection). The Firm is both a purchaser and seller of credit protection. As a purchaser of credit protection, the Firm has risk that the counterparty providing the credit protection will default. As a seller of credit protection, the Firm has risk that the underlying instrument referenced in the contract will be subject to a credit event. Of the Firm’s $80.2 billion of total derivative receivables MTM at December 31, 2009, $18.8 billion, or 23%, was associated with credit derivatives, before the benefit of liquid securities collateral.
One type of credit derivatives the Firm enters into with counterparties are credit default swaps (“CDS”). For further detailed discussion of these and other types of credit derivatives, see Note 5 on pages 167–175 of this Annual Report. The large majority of CDS are subject to collateral arrangements to protect the Firm from counterparty credit risk. In 2009, the frequency and size of defaults for both trading counterparties and the underlying debt referenced in credit derivatives were well above historical norms. The use of collateral to settle against defaulting counterparties generally performed as designed in significantly mitigating the Firm’s exposure to these counterparties.
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker in the dealer/client business to meet the needs of customers; and second, in order to mitigate the Firm’s own credit risk associated with its overall derivative receivables and traditional commercial credit lending exposures (loans and unfunded commitments).

JPMorgan Chase & Co./2009 Annual Report	103

Management’s discussion and analysis

The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of December 31, 2009 and 2008, distinguishing between dealer/client activity and credit portfolio activity.

	Notional amount
	Dealer/client		Credit portfolio
December 31,	Protection	Protection	Protection	Protection
(in billions)	purchased(a)	sold	purchased(a)(b)	sold	Total

2009	$2,997	$2,947	$49	$1	$5,994
2008	$4,193	$4,102	$92	$1	$8,388

(a)	Included $3.0 trillion and $4.0 trillion at December 31, 2009 and 2008, respectively, of notional exposure within protection purchased where the Firm has protection sold with identical underlying reference instruments. For a further discussion on credit derivatives, see Note 5 on pages 167–175 of this Annual Report.

(b)	Included $19.7 billion and $34.9 billion at December 31, 2009 and 2008, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
Dealer/client business
Within the dealer/client business, the Firm actively manages credit derivatives by buying and selling credit protection, predominantly on corporate debt obligations, according to client demand for credit risk protection on the underlying reference instruments. Protection may be bought or sold by the Firm on single reference debt instruments (“single-name” credit derivatives), portfolios of referenced instruments (“portfolio” credit derivatives) or quoted indices (“indexed” credit derivatives). The risk positions are largely matched as the Firm’s exposure to a given reference entity under a contract to sell protection to a counterparty may be offset partially, or entirely, with a contract to purchase protection from another counterparty on the same underlying instrument. Any residual default exposure and spread risk is actively managed by the Firm’s various trading desks.
At December 31, 2009, the total notional amount of protection purchased and sold decreased by $2.4 trillion from year-end 2008. The decrease was primarily due to the impact of industry efforts to reduce offsetting trade activity.
Credit portfolio activities
Management of the Firm’s wholesale exposure is accomplished through a number of means including loan syndication and participations, loan sales, securitizations, credit derivatives, use of master netting agreements, and collateral and other risk-reduction techniques. The Firm also manages its wholesale credit exposure by purchasing protection through single-name and portfolio credit derivatives to manage the credit risk associated with loans, lending-related commitments and derivative receivables. Gains or losses on the credit derivatives are expected to offset the unrealized increase or decrease in credit risk on the loans, lending-related commitments or derivative receivables. This activity does not reduce the reported level of assets on the balance sheet or the level of reported off–balance sheet commitments, although it does provide the Firm with credit risk protection. The Firm also diversifies its exposures by selling credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure; however, this activity is not material to the Firm’s overall credit exposure.
Use of single-name and portfolio credit derivatives

December 31,	Notional amount of protection purchased and sold
(in millions)	2009	2008

Credit derivatives used to manage:
Loans and lending-related commitments	$36,873	$81,227
Derivative receivables	11,958	10,861

Total protection purchased(a)	$48,831	$92,088
Total protection sold	455	637

Credit derivatives hedges notional	$48,376	$91,451

(a)	Included $19.7 billion and $34.9 billion at December 31, 2009 and 2008, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under U.S. GAAP; these derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. In contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives used in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM related to the CVA (which reflects the credit quality of derivatives counterparty exposure) are included in the gains and losses realized on credit derivatives disclosed in the table below. These results can vary from period to period due to market conditions that affect specific positions in the portfolio.

Year ended December 31,
(in millions)	2009	2008	2007

Hedges of lending-related commitments(a)	$(3,258)	$2,216	$350
CVA and hedges of CVA(a)	1,920	(2,359)	(363)

Net gains/(losses)(b)	$(1,338)	$(143)	$(13)

(a)	These hedges do not qualify for hedge accounting under U.S. GAAP.

(b)	Excludes losses of $2.7 billion and gains of $530 million and $373 million for the years ended December 31, 2009, 2008 and 2007, respectively, of other principal transactions revenue that are not associated with hedging activities.

104	JPMorgan Chase & Co. / 2009 Annual Report

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
Wholesale lending-related commitments were $347.2 billion at December 31, 2009, compared with $379.9 billion at December 31, 2008, reflecting lower customer demand. In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amounts of the Firm’s lending-related commitments were $179.8 billion and $204.3 billion as of December 31, 2009 and 2008, respectively.
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
The table below presents the Firm’s exposure, by country, to the top ten emerging markets. The selection of countries is based solely on the Firm’s largest total exposures by country and not the Firm’s view of any actual or potentially adverse credit conditions. Exposure is reported based on the country where the assets of the obligor, counterparty or guarantor are located. Exposure amounts are adjusted for collateral and for credit enhancements (e.g., guarantees and letters of credit) provided by third parties; outstandings supported by a guarantor located outside the country or backed by collateral held outside the country are assigned to the country of the enhancement provider. In addition, the effect of credit derivative hedges and other short credit or equity trading positions are reflected in the table below. Total exposure includes exposure to both government and private-sector entities in a country.

Top 10 emerging markets country exposure

At December 31, 2009	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.7	$1.7	$1.3	$5.7	$3.3	$9.0
India	1.5	2.7	1.1	5.3	0.3	5.6
Brazil	1.8	(0.5)	1.0	2.3	2.2	4.5
China	1.8	0.4	0.8	3.0	—	3.0
Taiwan	0.1	0.8	0.3	1.2	1.8	3.0
Hong Kong	1.1	0.2	1.3	2.6	—	2.6
Mexico	1.2	0.8	0.4	2.4	—	2.4
Chile	0.8	0.6	0.5	1.9	—	1.9
Malaysia	0.1	1.3	0.3	1.7	0.2	1.9
South Africa	0.4	0.8	0.5	1.7	—	1.7

At December 31, 2008	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.9	$1.6	$0.9	$5.4	$2.3	$7.7
India	2.2	2.8	0.9	5.9	0.6	6.5
China	1.8	1.6	0.3	3.7	0.8	4.5
Brazil	1.8	—	0.5	2.3	1.3	3.6
Taiwan	0.1	0.2	0.3	0.6	2.5	3.1
Hong Kong	1.3	0.3	1.2	2.8	—	2.8
United Arab Emirates	1.8	0.7	—	2.5	—	2.5
Mexico	1.9	0.3	0.3	2.5	—	2.5
South Africa	0.9	0.5	0.4	1.8	—	1.8
Russia	1.3	0.2	0.3	1.8	—	1.8

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Trading includes: (1) issuer exposure on cross-border debt and equity instruments, held both in trading and investment accounts and adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as securities financing trades (resale agreements and securities borrowed).

(c)	Other represents mainly local exposure funded cross-border, including capital investments in local entities.

(d)	Local exposure is defined as exposure to a country denominated in local currency and booked locally. Any exposure not meeting these criteria is defined as cross-border exposure.

JPMorgan Chase & Co./2009 Annual Report	105

Management’s discussion and analysis
CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans, student loans and business banking loans, with a primary focus on serving the prime consumer credit market. The portfolio also includes home equity loans and lines of credit secured by junior liens, mortgage loans with interest-only payment options to predominantly prime borrowers, as well as certain payment-option loans acquired from Washington Mutual that may result in negative amortization.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as credit-impaired based on an analysis of high-risk characteristics, including product type, loan-to-value ratios, FICO scores and delinquency status. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. At the time of the acquisition, these loans were recorded at fair value, including an estimate of losses that were expected to be incurred over the estimated remaining lives of the loan pools. Therefore, no allowance for loan losses was recorded for these loans as of the transaction date. In 2009, management concluded that it was probable that higher expected future credit losses for certain pools of the purchased credit-impaired portfolio would result in a decrease in expected future cash flows for these pools. As a result, an allowance for loan losses of $1.6 billion was established.
The credit performance of the consumer portfolio across the entire product spectrum continues to be negatively affected by the economic environment. Higher unemployment and weaker overall economic conditions have led to a significant increase in the number of loans charged off, while continued weak housing prices have driven a significant increase in the severity of loss recognized on real estate loans that default. Delinquencies and nonperforming loans continued to increase in 2009. The increases in these credit quality metrics were due, in part, to foreclosure moratorium programs, which ended in early 2009. These moratoriums halted stages of the foreclosure process while the U.S. Treasury developed its homeowner assistance program (i.e., MHA) and the Firm enhanced its foreclosure-prevention programs. Due to a high volume of foreclosures after the moratoriums, processing timelines for foreclosures were elongated by approximately 100 days. Losses related to these loans continued to be recognized in accordance with the Firm’s normal charge-off practices, but some delinquent loans that would have otherwise been foreclosed upon remain in the mortgage and home equity loan portfolios. Additional deterioration in the overall economic environment, including continued deterioration in the labor and residential real estate markets, could cause delinquencies and losses to increase beyond the Firm’s current expectations.
Since mid-2007, the Firm has taken actions to reduce risk exposure to consumer loans by tightening both underwriting and loan qualification standards for both real estate and non-real estate lending products. For residential real estate lending, tighter income verification, more conservative collateral valuation, reduced loan-to-value maximums, and higher FICO and custom risk score requirements are just some of the actions taken to date to mitigate risk related to new originations. The Firm believes that these actions have better aligned loan pricing with the underlying credit risk of the loans. In addition, originations of subprime mortgage loans, stated income and broker-originated mortgage and home equity loans have been eliminated entirely to further reduce originations with high-risk characteristics. The Firm has never originated option adjustable-rate mortgages. The tightening of underwriting criteria for auto loans has resulted in the reduction of both extended-term and high loan-to-value financing.
As a further action to reduce risk associated with lending-related commitments, the Firm has reduced or canceled certain lines of credit as permitted by law. For example, the Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property or when there has been a demonstrable decline in the creditworthiness of the borrower. Similarly, certain inactive credit card lines have been closed and a number of active credit card lines have been reduced.

106	JPMorgan Chase & Co. / 2009 Annual Report

The following table presents managed consumer credit–related information (including RFS, CS and residential real estate loans reported in the Corporate/Private Equity segment) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 13 on pages 192–196 of this Annual Report.
Consumer portfolio

	Credit		Nonperforming		90 days or more past				Average annual net
As of or for the year ended December 31,	exposure		loans(i)(j)		due and still accruing(j)		Net charge-offs		charge-off rate(k)
(in millions, except ratios)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Consumer loans – excluding purchased credit-impaired loans and loans held-for-sale
Home equity – senior lien(a)	$27,376	$29,793	$477	$291	$—	$—	$234	$86	0.80%	0.33%
Home equity – junior lien(b)	74,049	84,542	1,188	1,103	—	—	4,448	2,305	5.62	3.12
Prime mortgage	66,892	72,266	4,355	1,895	—	—	1,894	526	2.74	1.02
Subprime mortgage	12,526	15,330	3,248	2,690	—	—	1,648	933	11.86	6.10
Option ARMs	8,536	9,018	312	10	—	—	63	—	0.71	—
Auto loans(c)	46,031	42,603	177	148	—	—	627	568	1.44	1.30
Credit card – reported(d)(e)	78,786	104,746	3	4	3,481	2,649	9,634	4,556	11.07	5.47
All other loans	31,700	33,715	900	430	542	463	1,285	459	3.88	1.58

Total consumer loans	345,896	392,013	10,660	6,571	4,023	3,112	19,833	9,433	5.45	2.90

Consumer loans – purchased credit-impaired(f)
Home equity	26,520	28,555	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	19,693	21,855	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	5,993	6,760	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	29,039	31,643	NA	NA	NA	NA	NA	NA	NA	NA

Total consumer loans – purchased credit-impaired	81,245	88,813	NA	NA	NA	NA	NA	NA	NA	NA

Total consumer loans – retained	427,141	480,826	10,660	6,571	4,023	3,112	19,833	9,433	4.41	2.71

Loans held-for-sale	2,142	2,028	—	—	—	—	—	—	—	—

Total consumer loans – reported	429,283	482,854	10,660	6,571	4,023	3,112	19,833	9,433	4.41	2.71

Credit card – securitized(g)	84,626	85,571	—	—	2,385	1,802	6,443	3,612	7.55	4.53

Total consumer loans – managed	513,909	568,425	10,660	6,571	6,408	4,914	26,276	13,045	4.91	3.06

Total consumer loans – managed – excluding purchased credit-impaired loans(f)	432,664	479,612	10,660	6,571	6,408	4,914	26,276	13,045	5.85	3.22

Consumer lending-related commitments:
Home equity – senior lien(a)(h)	19,246	27,998
Home equity – junior lien(b)(h)	37,231	67,745
Prime mortgage	1,654	5,079
Subprime mortgage	—	—
Option ARMs	—	—
Auto loans	5,467	4,726
Credit card(h)	569,113	623,702
All other loans	11,229	12,257

Total lending-related commitments	643,940	741,507

Total consumer credit portfolio	$1,157,849	$1,309,932

Memo: Credit card – managed	$163,412	$190,317	$3	$4	$5,866	$4,451	$16,077	$8,168	9.33%	5.01%

(a)	Represents loans where JPMorgan Chase holds the first security interest on the property.

(b)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(c)	Excludes operating lease-related assets of $2.9 billion and $2.2 billion for December 31, 2009 and 2008, respectively.

(d)	Includes $1.0 billion of loans at December 31, 2009, held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s Consolidated Balance Sheets at fair value during the second quarter of 2009.

(e)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(f)	Charge-offs are not recorded on purchased credit-impaired loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for these loans. If charge-offs were reported comparable to the non-credit impaired portfolio, life-to-date principal charge-offs would have been $16.7 billion.

(g)	Represents securitized credit card receivables. For a further discussion of credit card securitizations, see CS on pages 64–66 of this Annual Report.

(h)	The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not

JPMorgan Chase & Co./2009 Annual Report	107

Management’s discussion and analysis

anticipate, that all available lines of credit would be utilized at the same time. For credit card commitments and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(i)	At December 31, 2009 and 2008, nonperforming loans excluded: (1) mortgage loans insured by U.S. government agencies of $9.0 billion and $3.0 billion, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $542 million and $437 million, respectively. These amounts are excluded, as reimbursement is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the Federal Financial Institutions Examination Council, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(j)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(k)	Average consumer loans held-for-sale and loans at fair value were $2.2 billion and $2.8 billion for the years ended December 31, 2009 and 2008, respectively. These amounts were excluded when calculating the net charge-off rates.
The following table presents consumer nonperforming assets by business segment as of December 31, 2009 and 2008.
Consumer nonperforming assets

	2009				2008
		Assets acquired				Assets acquired
		in loan satisfactions				in loan satisfactions
As of December 31, (in millions)	Nonperforming loans	Real estate owned	Other	Nonperforming assets	Nonperforming loans	Real estate owned	Other	Nonperforming assets

Retail Financial Services(a)	$10,611	$1,154	$99	$11,864	$6,548	$2,183	$110	$8,841
Card Services(a)	3	—	—	3	4	—	—	4
Corporate/Private Equity	46	2	—	48	19	1	—	20

Total	$10,660	$1,156	$99	$11,915	$6,571	$2,184	$110	$8,865

(a)	At December 31, 2009 and 2008, nonperforming loans and assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.0 billion and $3.0 billion, respectively; (2) real estate owned insured by U.S. government agencies of $579 million and $364 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $542 million and $437 million, respectively. These amounts are excluded, as reimbursement is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the Federal Financial Institutions Examination Council, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

The following discussion relates to the specific loan product and lending-related categories within the consumer portfolio. Purchased credit-impaired loans are excluded from individual loan product discussions and addressed separately below.
Home equity: Home equity loans at December 31, 2009 were $101.4 billion, a decrease of $12.9 billion from year-end 2008. The decrease primarily reflected lower loan originations, coupled with loan paydowns and charge-offs. The 2009 provision for credit losses for the home equity portfolio included net increases of $2.1 billion to the allowance for loan losses, reflecting the impact of the weak housing prices and higher unemployment. Senior lien nonperforming loans increased from the prior year due to the weak economic environment, while junior lien nonperforming loans were relatively unchanged. Net charge-offs have increased from the prior year due to higher frequency and severity of losses.
Mortgage: Mortgage loans at December 31, 2009, which include prime mortgages, subprime mortgages, adjustable-rate mortgages (“option ARMs”) acquired in the Washington Mutual transaction and mortgage loans held-for-sale, were $88.3 billion, representing an $8.5 billion decrease from year-end 2008. The decrease is due to lower prime mortgage loans retained in the portfolio and higher loan charge-offs, as well as the run-off of the subprime and option ARM portfolios. Net charge-offs have increased from the prior year across all segments of the mortgage portfolio due to both higher frequency and a significant increase in the severity of losses.
Prime mortgages of $67.3 billion decreased $5.2 billion from December 31, 2008. The 2009 provision for credit losses included a net increase of $1.0 billion to the allowance for loan losses reflecting the impact of the weak economic environment. Early-stage delinquencies improved in the latter part of the year, while late-stage delinquencies have increased as a result of prior foreclosure moratoriums and ongoing trial modification activity, driving an increase in nonperforming loans.
Subprime mortgages of $12.5 billion decreased $2.8 billion from December 31, 2008, as a result of paydowns, discontinuation of new originations and charge-offs on delinquent loans. The 2009 provision for credit losses included a net increase of $625 million to the allowance for loan losses, reflecting the impact of high loss severities driven by declining home prices.
Option ARMs of $8.5 billion represent less than 5% of non-purchased credit-impaired real estate loans and were $482 million lower than December 31, 2008, due to run-off of the portfolio. This portfolio is primarily comprised of loans with low loan-to-value ratios and high borrower FICOs. Accordingly, the Firm currently expects substantially lower losses on this portfolio when compared with the purchased credit-impaired option ARM portfolio. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was $78 million at December 31, 2009. New originations of option ARMs were discontinued by Washington Mutual prior to the date of JPMorgan Chase’s acquisition of Washington Mutual. The Firm has not originated, and does not originate, option ARMs.

108	JPMorgan Chase & Co. / 2009 Annual Report

Auto loans: As of December 31, 2009, auto loans were $46.0 billion, an increase of $3.4 billion from year-end 2008, partially as a result of new originations in connection with the U.S. government’s “cash for clunkers” program in the third quarter. Delinquent loans were slightly lower than the prior year. Loss severities also decreased as a result of higher used-car prices nationwide. The auto loan portfolio reflects a high concentration of prime quality credits.
Credit card: JPMorgan Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the Consolidated Balance Sheets and those receivables sold to investors through securitizations. Managed credit card receivables were $163.4 billion at December 31, 2009, a decrease of $26.9 billion from year-end 2008, reflecting lower charge volume and a higher level of charge-offs.
The 30-day managed delinquency rate increased to 6.28% at December 31, 2009, from 4.97% at December 31, 2008, and the managed credit card net charge-off rate increased to 9.33% in 2009, from 5.01% in 2008. These increases reflect the current weak economic environment, especially in metropolitan statistical areas (“MSAs”) experiencing the greatest housing price depreciation and highest unemployment and to the credit performance of loans acquired in the Washington Mutual transaction. The allowance for loan losses was increased by $2.0 billion for 2009, reflecting a provision for loan losses of $2.4 billion, partially offset by the reclassification of $298 million related to an issuance and retention of securities from the Chase Issuance Trust. The managed credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.
Managed credit card receivables, excluding the Washington Mutual portfolio, were $143.8 billion at December 31, 2009, compared with $162.1 billion at December 31, 2008. The 30-day managed delinquency rate was 5.52% at December 31, 2009, up from 4.36% at December 31, 2008; the managed credit card net charge-off rate, excluding the Washington Mutual portfolio increased to 8.45% in 2009 from 4.92% in 2008.
Managed credit card receivables of the Washington Mutual portfolio were $19.7 billion at December 31, 2009, compared with $28.3 billion at December 31, 2008. Excluding the impact of the purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the Washington Mutual Master Trust, the Washington Mutual portfolio’s 30-day managed delinquency rate was 12.72% at December 31, 2009, compared with 9.14% at December 31, 2008, and the 2009 net charge-off rate was 18.79%.
All other: All other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), student loans, and other secured and unsecured consumer loans. As of December 31, 2009, other loans, including loans held-for-sale, were $33.6 billion, down $2.0 billion from year-end 2008, primarily as a result of lower business banking loans. The 2009 provision for credit losses reflected a net increase of $580 million to the allowance for loan losses and an increase in net charge-offs of $826 million related to the business banking and student loan portfolios, reflecting the impact of the weak economic environment.
Purchased credit-impaired: Purchased credit-impaired loans were $81.2 billion at December 31, 2009, compared with $88.8 billion at December 31, 2008. This portfolio represents loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no allowance for loan losses was recorded for these loans as of the acquisition date.
The Firm regularly updates the amount of expected loan principal and interest cash flows to be collected for these loans. Probable decreases in expected loan principal cash flows trigger the recognition of impairment through the provision for loan losses. Probable and significant increases in expected loan principal cash flows would first result in the reversal of any allowance for loan losses. Any remaining increase in the expected principal cash flows would be recognized prospectively in interest income over the remaining lives of the underlying loans.
During 2009, management concluded that it was probable that higher expected principal credit losses for the purchased credit-impaired prime mortgage and option ARM pools would result in a decrease in expected cash flows for these pools. As a result, an allowance for loan losses of $1.1 billion and $491 million, respectively, was established for these pools. The credit performance of the other pools has generally been consistent with the estimate of losses at the acquisition date. Accordingly, no impairment for these other pools has been recognized.

JPMorgan Chase & Co./2009 Annual Report	109

Management’s discussion and analysis
Concentrations of credit risk – consumer loans other than purchased credit-impaired loans
Following is tabular information and, where appropriate, supplemental discussions about certain concentrations of credit risk for the Firm’s consumer loans, other than purchased credit-impaired loans, including:
•	Geographic distribution of loans, including certain residential real estate loans with high loan-to-value ratios; and

•	Loans that are 30+ days past due.
The following tables present the geographic distribution of managed consumer credit outstandings by product as of December 31, 2009 and 2008, excluding purchased credit-impaired loans.
Consumer loans by geographic region – excluding purchased credit-impaired loans

										Total		Total
	Home	Home				Total				consumer		consumer
December 31, 2009	equity –	equity –	Prime	Subprime	Option	home loan		Card	All	loans–	Card	loans–
(in billions)	senior lien	junior lien	mortgage	mortgage	ARMs	portfolio	Auto	reported	other loans	reported	securitized	managed

California	$3.6	$16.9	$19.1	$1.7	$3.8	$45.1	$4.4	$11.0	$1.8	$62.3	$11.4	$73.7
New York	3.4	12.4	9.2	1.5	0.9	27.4	3.8	6.0	4.2	41.4	6.7	48.1
Texas	4.2	2.7	2.5	0.4	0.2	10.0	4.3	5.6	3.8	23.7	6.5	30.2
Florida	1.2	4.1	6.0	1.9	0.7	13.9	1.8	5.2	0.9	21.8	4.8	26.6
Illinois	1.8	4.8	3.4	0.6	0.4	11.0	2.4	3.9	2.4	19.7	4.9	24.6
Ohio	2.3	1.9	0.8	0.3	—	5.3	3.2	3.1	2.9	14.5	3.4	17.9
New Jersey	0.8	3.8	2.3	0.6	0.3	7.8	1.8	3.0	0.9	13.5	3.6	17.1
Michigan	1.3	1.9	1.4	0.3	—	4.9	2.1	2.4	2.5	11.9	2.9	14.8
Arizona	1.6	3.6	1.6	0.3	0.1	7.2	1.5	1.7	1.6	12.0	2.1	14.1
Pennsylvania	0.2	1.2	0.7	0.4	0.1	2.6	2.0	2.8	0.8	8.2	3.2	11.4
Washington	0.9	2.4	1.9	0.3	0.4	5.9	0.6	1.5	0.4	8.4	1.5	9.9
Colorado	0.4	1.7	1.8	0.2	0.2	4.3	1.0	1.6	0.8	7.7	2.1	9.8
All other	5.7	16.6	16.6	4.0	1.4	44.3	17.1	31.0	10.6	103.0	31.5	134.5

Total	$27.4	$74.0	$67.3	$12.5	$8.5	$189.7	$46.0	$78.8	$33.6	$348.1	$84.6	$432.7

										Total		Total
	Home	Home				Total				consumer		consumer
December 31, 2008	equity –	equity –	Prime	Subprime	Option	home loan		Card	All	loans –	Card	loans –
(in billions)	senior lien	junior lien	mortgage	mortgage	ARMs	portfolio	Auto	reported	other loans	reported	securitized	managed

California	$3.9	$19.3	$22.8	$2.2	$3.8	$52.0	$4.7	$14.8	$2.0	$73.5	$12.5	$86.0
New York	3.3	13.0	10.4	1.7	0.9	29.3	3.7	8.3	4.7	46.0	6.6	52.6
Texas	5.0	3.1	2.7	0.4	0.2	11.4	3.8	7.4	4.1	26.7	6.1	32.8
Florida	1.3	5.0	6.0	2.3	0.9	15.5	1.5	6.8	0.9	24.7	5.2	29.9
Illinois	1.9	5.3	3.3	0.7	0.3	11.5	2.2	5.3	2.5	21.5	4.6	26.1
Ohio	2.6	2.0	0.7	0.4	—	5.7	3.3	4.1	3.3	16.4	3.4	19.8
New Jersey	0.8	4.2	2.5	0.8	0.3	8.6	1.6	4.2	0.9	15.3	3.6	18.9
Michigan	1.4	2.2	1.3	0.4	—	5.3	1.5	3.4	2.8	13.0	2.8	15.8
Arizona	1.7	4.2	1.6	0.4	0.2	8.1	1.6	2.3	1.9	13.9	1.8	15.7
Pennsylvania	0.2	1.4	0.7	0.5	0.1	2.9	1.7	3.9	0.7	9.2	3.2	12.4
Washington	1.0	2.8	2.3	0.3	0.5	6.9	0.6	2.0	0.4	9.9	1.6	11.5
Colorado	0.5	1.9	1.9	0.3	0.3	4.9	0.9	2.1	0.9	8.8	2.1	10.9
All other	6.2	20.1	16.3	4.9	1.5	49.0	15.5	40.1	10.5	115.1	32.1	147.2

Total	$29.8	$84.5	$72.5	$15.3	$9.0	$211.1	$42.6	$104.7	$35.6	$394.0	$85.6	$479.6

110	JPMorgan Chase & Co. / 2009 Annual Report

(a)	Excluding the purchased credit-impaired loans acquired in the Washington Mutual transaction.
The following table presents the geographic distribution of certain residential real estate loans with current estimated combined loan-to-value ratios (“LTVs”) in excess of 100% as of December 31, 2009 and 2008, excluding purchased credit-impaired loans acquired in the Washington Mutual transaction. The estimated collateral values used to calculate the current estimated combined LTV ratios in the following table were derived from a nationally recognized home price index measured at the MSAs level. Because home price indices can have wide variability and such derived real estate values do not represent actual appraised loan-level collateral values, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.
Geographic distribution of residential real estate loans with current estimated combined LTVs > 100%(a)

December 31, 2009	Home equity –	Prime	Subprime		% of
(in billions, except ratios)	junior lien(c)	mortgage(c)(d)	mortgage(c)	Total	total loans(e)

California	$8.3	$9.4	$1.1	$18.8	50%
New York	2.3	1.3	0.3	3.9	17
Arizona	2.8	1.1	0.2	4.1	75
Florida	2.8	3.9	1.3	8.0	67
Michigan	1.3	0.9	0.2	2.4	67
All other	8.1	6.1	1.8	16.0	22

Total combined LTV >100%	$25.6	$22.7	$4.9	$53.2	35%

As a percentage of total loans	35%	34%	39%	35%
Total portfolio average combined LTV at origination	74	74	79
Total portfolio average current estimated combined LTV(b)	97	93	101

December 31, 2008(f)	Home equity –	Prime	Subprime		% of
(in billions, except ratios)	junior lien(c)	mortgage(c)(d)	mortgage(c)	Total	total loans(e)

California	$8.4	$7.9	$1.3	$17.6	40%
New York	1.8	0.6	0.3	2.7	11
Arizona	2.9	0.9	0.2	4.0	65
Florida	2.9	2.9	1.5	7.3	55
Michigan	1.3	0.6	0.3	2.2	56
All other	7.5	3.3	1.6	12.4	16

Total combined LTV >100%	$24.8	$16.2	$5.2	$46.2	27%

As a percentage of total loans	29%	22%	34%	27%
Total portfolio average combined LTV at origination	75	72	79
Total portfolio average current estimated combined LTV(b)	91	83	91

(a)	Home equity – junior lien, prime mortgage and subprime mortgage loans with current estimated combined LTVs greater than 80% up to and including 100% were $17.9 billion, $17.6 billion and $3.5 billion, respectively, at December 31, 2009.
(b)	The average current estimated combined LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated based on home valuation models utilizing nationally recognized home price index valuation estimates.

(c)	Represents combined loan-to-value, which considers all available lien positions related to the property.

(d)	Includes mortgage loans insured by the U.S. government agencies of $5.3 billion and $1.8 billion at December 31, 2009 and 2008, respectively.

(e)	Represents total loans of the product types noted in this table by geographic location.

(f)	December 2008 estimated collateral values for the heritage Washington Mutual portfolio have been changed to conform to values derived from the home price index used for the JPMorgan Chase portfolio. Home price indices generally have different valuation methods and assumptions and therefore can yield a wide range of estimates.

JPMorgan Chase & Co. / 2009 Annual Report	111

Management’s discussion and analysis

The consumer credit portfolio is geographically diverse. The greatest concentration of loans is in California, which represents 18% of total on-balance sheet consumer loans and 24% of total residential real estate loans at December 2009, compared to 19% and 25%, respectively, at December 2008. Of the total on-balance sheet consumer loan portfolio, $149.4 billion, or 43%, are concentrated in California, New York, Arizona, Florida and Michigan at December 2009 compared to $171.1 billion, or 43%, at December 2008.
Declining home prices have had a significant impact on the estimated collateral value underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high current estimated combined LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated combined LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay is currently uncertain. Nonperforming loans in the residential real estate portfolio totaled $9.6 billion, of which 64% was greater than 150 days past due at December 31, 2009. Of the nonperforming loans that were greater than 150 days past due at December 31, 2009, approximately 36% of the unpaid principal balance of these loans has been charged-down to estimated collateral value.

Consumer 30+ day delinquency information

	30+ day delinquent loans				30+ day delinquency rate
December 31, (in millions, except ratios)	2009		2008		2009	2008

Consumer loans – excluding purchased credit-impaired loans(a)
Home equity – senior lien	$833		$585		3.04%	1.96%
Home equity – junior lien	2,515		2,563		3.40	3.03
Prime mortgage	5,532	(b)	3,180	(b)	8.21 (d)	4.39 (d)
Subprime mortgage	4,232		3,760		33.79	24.53
Option ARMs	438		68		5.13	0.75
Auto loans	750		963		1.63	2.26
Credit card – reported	6,093		5,653		7.73	5.40
All other loans	1,306	(c)	708	(c)	3.91	1.99

Total consumer loans – excluding purchased credit-impaired loans – reported	$21,699		$17,480		6.23%	4.44%

Credit card – securitized	4,174		3,811		4.93	4.45

Total consumer loans – excluding purchased credit-impaired loans – managed	$25,873		$21,291		5.98%	4.44%

Memo: Credit card – managed	$10,267		$9,464		6.28%	4.97%

(a)	The delinquency rate for purchased credit-impaired loans, which is based on the unpaid principal balance, was 27.79% and 17.89% at December 31, 2009 and 2008, respectively.

(b)	Excludes 30+ day delinquent mortgage loans that are insured by U.S. government agencies of $9.7 billion and $3.5 billion at December 31, 2009 and 2008, respectively. These amounts are excluded, as reimbursement is proceeding normally.

(c)	Excludes 30+ day delinquent loans that are 30 days or more past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $942 million and $824 million at December 31, 2009 and 2008, respectively. These amounts are excluded as reimbursement is proceeding normally.

(d)	The denominator for the calculation of the 30+ day delinquency rate includes: (1) residential real estate loans reported in the Corporate/Private Equity segment; and (2) mortgage loans insured by U.S. government agencies. The 30+ day delinquency rate excluding these loan balances was 11.24% and 5.14% at December 31, 2009 and 2008, respectively.
Consumer 30+ day delinquencies have increased to 6.23% of the consumer loan portfolio at December 31, 2009, in comparison to 4.44% at December 31, 2008, driven predominately by an increase in residential real estate delinquencies which increased $3.4 billion. Late stage delinquencies (150+ days delinquent) increased significantly reflecting the impacts of trial loan modifications and foreclosure moratorium backlogs. Losses related to these loans continue to be recognized in accordance with the Firm’s normal charge-off practices; as such, these loans are reflected at their estimated collateral value. Early stage delinquencies (30 – 89 days delinquent) in the residential real estate portfolios have remained relatively flat year over year.

112	JPMorgan Chase & Co. / 2009 Annual Report

Concentrations of credit risk – purchased credit-impaired loans
The following table presents the current estimated combined LTV ratio, as well as the ratio of the carrying value of the underlying loans to the current estimated collateral value, for purchased credit-impaired loans. Because such loans were initially measured at fair value, the ratio of the carrying value to the current estimated collateral value will be lower than the current estimated combined LTV ratio, which is based on the unpaid principal balance. The estimated collateral values used to calculate these ratios were derived from a nationally recognized home price index measured at the MSA level. Because home price indices can have wide variability, and such derived real estate values do not represent actual appraised loan-level collateral values, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.
Combined LTV ratios and ratios of carrying values to current estimated collateral values – purchased credit-impaired

				Ratio of carrying
December 31, 2009		Current estimated combined LTV	Carrying	value to current estimated
(in billions, except ratios)	Unpaid principal balance(b)	ratio(c)(d)	value(e)	collateral value

Option ARMs(a)	$37.4	128%	$29.0	98	%(f)
Home equity	32.9	127	26.5	102
Prime mortgage	22.0	121	19.7	102	(f)
Subprime mortgage	9.0	122	6.0	81

				Ratio of carrying
December 31, 2008(g)		Current estimated combined LTV	Carrying	value to current estimated
(in billions, except ratios)	Unpaid principal balance(b)	ratio(c)(d)	value(e)	collateral value

Option ARMs	$41.6	113%	$31.6	86%
Home equity	39.8	115	28.6	82
Prime mortgage	25.0	107	21.8	94
Subprime mortgage	10.3	112	6.8	73

(a)	The cumulative amount of unpaid interest that has been added to the unpaid principal balance of option ARMs was $1.9 billion at December 31, 2009. Assuming market interest rates, the Firm would expect the following balance of current loans to experience a payment recast: $6.3 billion in 2010 and $3.9 billion in 2011, of which $4.8 billion and $3.7 billion relate to the purchased credit-impaired portfolio.

(b)	Represents the contractual amount of principal owed.

(c)	Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated based on home valuation models utilizing nationally recognized home price index valuation estimates.

(d)	Represents current estimated combined loan-to-value, which considers all available lien positions related to the property.

(e)	Carrying values include the effect of fair value adjustments that were applied to the consumer purchased credit-impaired portfolio at the date of acquisition.

(f)	Ratios of carrying value to current estimated collateral value for the prime mortgage and option ARM portfolios are net of the allowance for loan losses of $1.1 billion and $491 million, respectively, as of December 31, 2009.

(g)	December 2008 estimated collateral values for the heritage Washington Mutual portfolio have been changed to conform to values derived from home price index used for the JPMorgan Chase portfolio. Home price indices generally have different valuation methods and assumptions and therefore can yield a wide range of estimates.

Purchased credit-impaired loans in the states of California and Florida represented 54% and 11%, respectively, of total purchased credit-impaired loans at December 31, 2009, compared with 53% and 11%, respectively, at December 31, 2008. The current estimated combined LTV ratios were 137% and 149% for California and Florida loans, respectively, at December 31, 2009, compared with 121% and 125%, respectively, at December 31, 2008. Loan concentrations in California and Florida, as well as the continuing decline in housing prices in those states, have contributed negatively to both the current estimated combined LTV ratio and the ratio of carrying value to current collateral value for loans in the purchased credit-impaired portfolio.
While the carrying value of the purchased credit-impaired loans is marginally below the current collateral value of the loans, the ultimate performance of this portfolio is highly dependent on the borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity as well as the cost of alternative housing. The purchased credit-impaired portfolio was recorded at fair value at the time of acquisition which included an estimate of losses expected to be incurred over the estimated remaining lives of the loan pools. During 2009, management concluded that it was probable that higher than expected future principal credit losses would result in a decrease in the expected future cash flows of the prime and option ARM pools. As a result an allowance for loan losses of $1.6 billion was established.

JPMorgan Chase & Co. / 2009 Annual Report	113

Management’s discussion and analysis

Residential real estate loan modification activities: During 2009, the Firm reviewed its residential real estate portfolio to identify homeowners most in need of assistance, opened new regional counseling centers, hired additional loan counselors, introduced new financing alternatives, proactively reached out to borrowers to offer pre-qualified modifications, and commenced a new process to independently review each loan before moving it into the foreclosure process. In addition, during the first quarter of 2009, the U.S. Treasury introduced the MHA programs, which are designed to assist eligible homeowners in a number of ways, one of which is by modifying the terms of their mortgages. The Firm is participating in the MHA programs while continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the MHA programs. The MHA programs and the Firm’s other loss-mitigation programs for financially troubled borrowers generally represent various concessions such as term extensions, rate reductions and deferral of principal payments that would have otherwise been required under the terms of the original agreement. When the Firm modifies home equity lines of credit in troubled debt restructurings, future lending commitments related to the modified loans are canceled as part of the terms of the modification. Under all of these programs, borrowers must make at least three payments under the revised contractual terms during a trial modification period and be successfully re-underwritten with income verification before their loans can be permanently modified. The Firm’s loss-mitigation programs are intended to minimize economic loss to the Firm, while providing alternatives to foreclosure. The success of these programs is highly dependent on borrowers’ ongoing ability and willingness to repay in accordance with the modified terms and could be adversely affected by additional deterioration in the economic environment or shifts in borrower behavior. For both the Firm’s on-balance sheet loans and loans serviced for others, approximately 600,000 mortgage modifications had been offered to borrowers in 2009. Of these, 89,000 have achieved permanent modification. Substantially all of the loans contractually modified to date were modified under the Firm’s other loss mitigation programs.

The following table presents information relating to restructured on-balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty as of December 31, 2009. Modifications of purchased credit-impaired loans continue to be accounted for and reported as purchased credit-impaired loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of whether a probable and/or significant change in estimated future principal cash flows has occurred. Modifications of loans other than purchased credit-impaired are generally accounted for and reported as troubled debt restructurings.
Restructured residential real estate loans(a)

		Nonperforming
December 31, 2009	On-balance	on-balance
(in millions)	sheet loans	sheet loans(d)

Restructured residential real estate loans – excluding purchased credit-impaired loans(b)
Home equity – senior lien	$168	$30
Home equity – junior lien	222	43
Prime mortgage	634	243
Subprime mortgage	1,998	598
Option ARMs	8	6

Total restructured residential real estate loans – excluding purchased credit-impaired loans	$3,030	$920

Restructured purchased credit-impaired loans(c)
Home equity	$453	NA
Prime mortgage	1,526	NA
Subprime mortgage	1,954	NA
Option ARMs	2,972	NA

Total restructured purchased credit-impaired loans	$6,905	NA

(a)	Restructured residential real estate loans were immaterial at December 31, 2008.

(b)	Amounts represent the carrying value of restructured residential real estate loans.

(c)	Amounts represent the unpaid principal balance of restructured purchased credit-impaired loans.

(d)	Nonperforming loans modified in a troubled debt restructuring may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms.

Real estate owned (“REO”): As part of the residential real estate foreclosure process, loans are written down to the fair value of the underlying real estate asset, less costs to sell. In those instances where the Firm gains title, ownership and possession of individual properties at the completion of the foreclosure process, these REO assets are managed for prompt sale and disposition at the best possible economic value. Any further gains or losses on REO assets are recorded as part of other income. Operating expense, such as real estate taxes and maintenance, are charged to other expense. REO assets declined from year-end 2008 as a result of the foreclosure moratorium in early 2009 and the subsequent increase in loss mitigation activities. It is anticipated that REO assets will increase over the next several quarters, as loans moving through the foreclosure process are expected to increase.

114	JPMorgan Chase & Co. / 2009 Annual Report

Portfolio transfers: The Firm regularly evaluates market conditions and overall economic returns and makes an initial determination as to whether new originations will be held-for-investment or sold within the foreseeable future. The Firm also periodically evaluates the expected economic returns of previously originated loans under prevailing market conditions to determine whether their designation as held-for-sale or held-for-investment continues to be appropriate. When the Firm determines that a change in this designation is appropriate, the loans are transferred to the appropriate classification. Since the second half of 2007, all new prime mortgage originations that cannot be sold to U.S. government agencies and U.S. government-sponsored enterprises have been designated as held-for-investment. Prime mortgage loans originated with the intent to sell are accounted for at fair value and classified as trading assets in the Consolidated Balance Sheets.

ALLOWANCE FOR CREDIT LOSSES

JPMorgan Chase’s allowance for loan losses covers the wholesale (risk-rated) and consumer (primarily scored) loan portfolios and represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also computes an allowance for wholesale lending-related commitments using a methodology similar to that used for the wholesale loans. During 2009, the Firm did not make any significant changes to the methodologies or policies described in the following paragraphs.
Wholesale loans are charged off to the allowance for loan losses when it is highly certain that a loss has been realized; this determination considers many factors, including the prioritization of the Firm’s claim in bankruptcy, expectations of the workout/restructuring of the loan, and valuation of the borrower’s equity. Consumer loans, other than purchased credit-impaired loans, are generally charged off to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council policy. For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days of receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier. Residential mortgage products are generally charged off to an amount equal to the net realizable value of the underlying collateral, no later than the date the loan becomes 180 days past due. Other consumer products, if collateralized, are generally charged off to the net realizable value of the underlying collateral at 120 days past due.
Determining the appropriateness of the allowance is complex and requires judgment about the effect of matters that are inherently uncertain. Assumptions about unemployment rates, housing prices and overall economic conditions could have a significant impact on the Firm’s determination of loan quality. Subsequent evaluations of the loan portfolio, in light of then-prevailing factors, may result in significant changes in the allowances for loan losses and lending-related commitments in future periods. At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of December 31, 2009, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses inherent in the portfolio, including those not yet identifiable).
For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 127–131 and Note 14 on pages 196–198 of this Annual Report.
The allowance for credit losses increased by $8.7 billion from the prior year to $32.5 billion. Excluding held-for-sale loans, loans carried at fair value, and purchased credit-impaired consumer loans, the allowance for loan losses represented 5.51% of loans at December 31, 2009, compared with 3.62% at December 31, 2008.
The consumer allowance for loan losses increased by $7.8 billion from the prior year, primarily as a result of an increased allowance for loan losses in residential real estate and credit card. The increase included additions to the allowance for loan losses of $5.2 billion, driven by higher estimated losses for residential mortgage and home equity loans as the weak labor market and weak overall economic conditions have resulted in increased delinquencies, and continued weak housing prices have driven a significant increase in loss severity. The allowance for loan losses related to credit card increased $2.0 billion from the prior year, reflecting continued weakness in the credit environment. The increase reflects an addition of $2.4 billion through the provision for loan losses, partially offset by the reclassification of $298 million related to the issuance and retention of securities from the Chase Issuance Trust.
The wholesale allowance for loan losses increased by $600 million from December 31, 2008, reflecting the effect of a continued weakening credit environment.
To provide for the risk of loss inherent in the Firm’s process of extending credit an allowance for lending-related commitments is held for the Firm, which is reported in other liabilities. The allowance is computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown. For a further discussion on the allowance for lending-related commitments, see Note 14 on page 196–198 of this Annual Report.
The allowance for lending-related commitments for both wholesale and consumer, which is reported in other liabilities, was $939 million and $659 million at December 31, 2009 and 2008, respectively. The increase reflects downgrades within the wholesale portfolio due to the continued weakening credit environment during 2009.
The credit ratios in the table below are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value. As of December 31, 2009 and 2008, wholesale retained loans were $200.1 billion and $248.1 billion, respectively; and consumer retained loans were $427.1 billion and $480.8 billion, respectively. For the years ended December 31, 2009 and 2008, average wholesale retained loans were $223.0 billion and $219.6 billion, respectively; and average consumer retained loans were $449.2 billion and $347.4 billion, respectively.

JPMorgan Chase & Co. / 2009 Annual Report	115

Management’s discussion and analysis
Summary of changes in the allowance for credit losses

Year ended December 31,	2009			2008
(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Allowance for loan losses:
Beginning balance at January 1,	$6,545	$16,619	$23,164	$3,154	$6,080	$9,234
Gross charge-offs	3,226	20,792	24,018	521	10,243	10,764
Gross (recoveries)	(94)	(959)	(1,053)	(119)	(810)	(929)

Net charge-offs	3,132	19,833	22,965	402	9,433	9,835
Provision for loan losses:
Provision excluding accounting conformity	3,684	28,051	31,735	2,895	16,765	19,660
Accounting conformity(a)	—	—	—	641	936	1,577

Total provision for loan losses	3,684	28,051	31,735	3,536	17,701	21,237
Acquired allowance resulting from Washington Mutual transaction	—	—	—	229	2,306	2,535
Other(b)	48	(380)	(332)	28	(35)	(7)

Ending balance at December 31	$7,145	$24,457	$31,602	$6,545	$16,619	$23,164

Components:
Asset-specific(c)(d)	$2,046	$996	$3,042	$712	$379	$1,091
Formula-based	5,099	21,880	26,979	5,833	16,240	22,073
Purchased credit-impaired	—	1,581	1,581	—	—	—

Total allowance for loan losses	$7,145	$24,457	$31,602	$6,545	$16,619	$23,164

Allowance for lending-related commitments:
Beginning balance at January 1,	$634	$25	$659	$835	$15	$850
Provision for lending-related commitments
Provision excluding accounting conformity	290	(10)	280	(214)	(1)	(215)
Accounting conformity(a)	—	—	—	5	(48)	(43)

Total provision for lending-related commitments	290	(10)	280	(209)	(49)	(258)

Acquired allowance resulting from Washington Mutual transaction	—	—	—	—	66	66
Other(b)	3	(3)	—	8	(7)	1

Ending balance at December 31	$927	$12	$939	$634	$25	$659

Components:
Asset-specific	$297	$—	$297	$29	$—	$29
Formula-based	630	12	642	605	25	630

Total allowance for lending-related commitments	$927	$12	$939	$634	$25	$659

Total allowance for credit losses	$8,072	$24,469	$32,541	$7,179	$16,644	$23,823

Credit ratios:
Allowance for loan losses to retained loans	3.57%	5.73%	5.04%	2.64%	3.46%	3.18%
Net charge-off rates(e)	1.40	4.41	3.42	0.18	2.71	1.73
Credit ratios excluding home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust
Allowance for loan losses to retained loans(f)	3.57	6.63	5.51	2.64	4.24	3.62

(a)	Related to the Washington Mutual transaction in 2008.

(b)	Predominantly includes a reclassification in 2009 related to the issuance and retention of securities from the Chase Issuance Trust, as well as reclassifications of allowance balances related to business transfers between wholesale and consumer businesses in the first quarter of 2008.

(c)	Relates to risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a troubled debt restructuring.

(d)	The asset-specific consumer allowance for loan losses includes troubled debt restructuring reserves of $754 million and $258 million at December 31, 2009 and 2008, respectively. Prior period amounts have been reclassified to conform to the current presentation.

(e)	Charge-offs are not recorded on purchased credit-impaired loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition.

(f)	Excludes the impact of purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction and loans held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009. As of December 31, 2009, an allowance for loan losses of $1.6 billion was recorded for the purchased credit-impaired loans, which has also been excluded from applicable ratios. No allowance was recorded for the loans that were consolidated from the Washington Mutual Master Trust as of December 31, 2009. To date, no charge-offs have been recorded for any of these loans.

The following table includes a credit ratio excluding the following items: home lending purchased credit-impaired loans acquired in the Washington Mutual transaction; and credit card loans held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009. The purchased credit-impaired loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. Accordingly, no allowance for loan losses was recorded for these loans as of the acquisition date. Subsequent evaluations of estimated credit deterioration in this portfolio resulted in the recording of an allowance for loan losses of $1.6 billion at December 31, 2009. For more information on home lending purchased credit-impaired loans, see pages 109 and 113 of this Annual Report. For more information on the consolidation of assets from the Washington Mutual Master Trust, see Note 15 on pages 198–205 of this Annual Report.

116	JPMorgan Chase & Co. / 2009 Annual Report

The calculation of the allowance for loan losses to total retained loans, excluding both home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust, is presented below.

December 31, (in millions, except ratios)	2009	2008

Allowance for loan losses	$31,602	$23,164
Less: Allowance for purchased credit-impaired loans	1,581	—

Adjusted allowance for loan losses	$30,021	$23,164

Total loans retained	$627,218	$728,915
Less: Firmwide purchased credit-impaired loans	81,380	89,088
Loans held by the Washington Mutual Master Trust	1,002	—

Adjusted loans	$544,836	$639,827
Allowance for loan losses to ending loans excluding purchased credit-impaired loans and loans held by the Washington Mutual Master Trust	5.51%	3.62%

The following table presents the allowance for credit losses by business segment at December 31, 2009 and 2008.

	Allowance for credit losses
	2009			2008
December 31,		Lending-related			Lending-related
(in millions)	Loan losses	commitments	Total	Loan losses	commitments	Total

Investment Bank	$3,756	$485	$4,241	$3,444	$360	$3,804
Commercial Banking	3,025	349	3,374	2,826	206	3,032
Treasury & Securities Services	88	84	172	74	63	137
Asset Management	269	9	278	191	5	196
Corporate/Private Equity	7	—	7	10	—	10

Total Wholesale	7,145	927	8,072	6,545	634	7,179

Retail Financial Services	14,776	12	14,788	8,918	25	8,943
Card Services	9,672	—	9,672	7,692	—	7,692
Corporate/Private Equity	9	—	9	9	—	9

Total Consumer	24,457	12	24,469	16,619	25	16,644

Total	$31,602	$939	$32,541	$23,164	$659	$23,823

Provision for credit losses
The managed provision for credit losses was $38.5 billion for the year ended December 31, 2009, up by $13.9 billion from the prior year. The prior-year included a $1.5 billion charge to conform Washington Mutual’s allowance for loan losses, which affected both the consumer and wholesale portfolios. For the purpose of the following analysis, this charge is excluded. The consumer-managed provision for credit losses was $34.5 billion for the year ended December 31, 2009, compared with $20.4 billion in the prior year, reflecting an increase in the allowance for credit losses in the home lending and credit card loan portfolios. Included in the 2009 addition to the allowance for loan losses was a $1.6 billion increase related to estimated deterioration in the Washington Mutual purchased credit-impaired portfolio. The wholesale provision for credit losses was $4.0 billion for the year ended December 31, 2009, compared with $2.7 billion in the prior year, reflecting continued weakness in the credit environment.

Year ended December 31,	Provision for credit losses
(in millions)	Loan losses			Lending-related commitments			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Investment Bank	$2,154	$2,216	$376	$125	$(201)	$278	$2,279	$2,015	$654
Commercial Banking	1,314	505	230	140	(41)	49	1,454	464	279
Treasury & Securities Services	34	52	11	21	30	8	55	82	19
Asset Management	183	87	(19)	5	(2)	1	188	85	(18)
Corporate/Private Equity(a)(b)	(1)	676	—	(1)	5	—	(2)	681	—

Total Wholesale	3,684	3,536	598	290	(209)	336	3,974	3,327	934

Retail Financial Services	15,950	9,906	2,620	(10)	(1)	(10)	15,940	9,905	2,610
Card Services – reported	12,019	6,456	3,331	—	—	—	12,019	6,456	3,331
Corporate/Private Equity(a)(c)(d)	82	1,339	(11)	—	(48)	—	82	1,291	(11)

Total Consumer	28,051	17,701	5,940	(10)	(49)	(10)	28,041	17,652	5,930

Total provision for credit losses – reported	31,735	21,237	6,538	280	(258)	326	32,015	20,979	6,864
Credit card – securitized	6,443	3,612	2,380	—	—	—	6,443	3,612	2,380

Total provision for credit losses – managed	$38,178	$24,849	$8,918	$280	$(258)	$326	$38,458	$24,591	$9,244

(a)	Includes accounting conformity provisions related to the Washington Mutual transaction in 2008.

(b)	Includes provision expense related to loans acquired in the Bear Stearns merger in the second quarter of 2008.

(c)	Includes amounts related to held-for-investment prime mortgages transferred from AM to the Corporate/Private Equity segment.

(d)	In November 2008, the Firm transferred $5.8 billion of higher quality credit card loans from the legacy Chase portfolio to a securitization trust previously established by Washington Mutual (“the Trust”). As a result of converting higher credit quality Chase-originated on-book receivables to the Trust’s seller’s interest which has a higher overall loss rate reflective of the total assets within the Trust, approximately $400 million of incremental provision expense was recorded during the fourth quarter. This incremental provision expense was recorded in the Corporate segment as the action related to the acquisition of Washington Mutual’s banking operations. For further discussion of credit card securitizations, see Note 15 on pages 198–205 of this Annual Report.

JPMorgan Chase & Co. / 2009 Annual Report	117

Management’s discussion and analysis
MARKET RISK MANAGEMENT

Market risk is the exposure to an adverse change in the market value of portfolios and financial instruments caused by a change in market prices or rates.
Market risk management
Market Risk is an independent risk management function, aligned primarily with each of the Firm’s business segments. Market Risk works in partnership with the business segments to identify and monitor market risks throughout the Firm as well as to define market risk policies and procedures. The risk management function is headed by the Firm’s Chief Risk Officer.
Market Risk seeks to facilitate efficient risk/return decisions, reduce volatility in operating performance and make the Firm’s market risk profile transparent to senior management, the Board of Directors and regulators. Market Risk is responsible for the following functions:
•	Establishing a comprehensive market risk policy framework

•	Independent measurement, monitoring and control of business segment market risk

•	Definition, approval and monitoring of limits

•	Performance of stress testing and qualitative risk assessments
Risk identification and classification
Each business segment is responsible for the comprehensive identification and verification of market risks within its units. The highest concentrations of market risk are found in IB, Consumer Lending, and the Firm’s Chief Investment Office in the Corporate/Private Equity Segment.
IB makes markets and trades its products across several different asset classes. These asset classes primarily include fixed income risk (both interest rate risk and credit spread risk), foreign exchange, equities and commodities risk. These trading risks may lead to the potential decline in net income due to adverse changes in market rates. In addition to these trading risks, there are risks in IB’s credit portfolio from retained loans and commitments, derivative credit valuation adjustments, hedges of the credit valuation adjustments and mark-to-market hedges of the retained loan portfolio. Additional risk positions result from the debit valuation adjustments taken on certain structured liabilities and derivatives to reflect the credit quality of the Firm.
The Firm’s Consumer Lending business unit includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. These activities give rise to complex interest rate risks, as well as option and basis risk. Option risk arises primarily from prepayment options embedded in mortgages and changes in the probability of newly originated mortgage commitments actually closing. Basis risk results from differences in the relative movements of the rate indices underlying mortgage exposure and other interest rates.
The Chief Investment Office is primarily concerned with managing structural market risks which arise out of the various business activities of the Firm. These include structural interest rate risk, and foreign exchange risk. Market Risk measures and monitors the gross structural exposures as well as the net exposures related to these activities.
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
Value-at-risk
JPMorgan Chase’s primary statistical risk measure, VaR, estimates the potential loss from adverse market moves in a normal market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VaR is used for comparing risks across businesses, monitoring limits, and as an input to economic capital calculations. Each business day, as part of its risk management activities, the Firm undertakes a comprehensive VaR calculation that includes the majority of its market risks. These VaR results are reported to senior management.

118	JPMorgan Chase & Co. / 2009 Annual Report

To calculate VaR, the Firm uses historical simulation, based on a one-day time horizon and an expected tail-loss methodology, which measures risk across instruments and portfolios in a consistent and comparable way. The simulation is based on data for the previous 12 months. This approach assumes that historical changes in market values are representative of future changes; this assumption may not always be accurate, particularly when there is volatility in the market environment. For certain products, such as lending facilities and some mortgage-related securities for which price-based time series are not readily available, market-based data are used in conjunction with sensitivity factors to estimate the risk. It is likely that using an actual price-based time series for these products, if available, would impact the VaR results presented. In addition, certain risk parameters, such as correlation risk among certain instruments, are not fully captured in VaR.
In the third quarter of 2008, the Firm revised its reported IB Trading and credit portfolio VaR measure to include additional risk positions previously excluded from VaR, thus creating a more comprehensive view of the Firm’s market risks. In addition, the Firm moved to calculating VaR using a 95% confidence level to provide a more stable measure of the VaR for day-to-day risk management. The following sections describe JPMorgan Chase’s VaR measures under both the legacy 99% confidence level as well as the new 95% confidence level. The Firm intends to present VaR solely at the 95% confidence level commencing in the first quarter of 2010, as information for two complete year-to-date periods will then be available.

The table below shows the results of the Firm’s VaR measure using the legacy 99% confidence level.
99% Confidence-Level VaR
IB trading VaR by risk type and credit portfolio VaR

As of or for the year ended	2009				2008				At December 31,
December 31,(a) (in millions)	Average		Minimum	Maximum	Average		Minimum	Maximum	2009		2008

By risk type:
Fixed income	$221		$112	$289	$181		$99	$409	$123		$253
Foreign exchange	30		10	67	34		13	90	18		70
Equities	75		13	248	57		19	187	64		69
Commodities and other	32		16	58	32		24	53	23		26
Diversification	(131	)(b)	NM(c)	NM(c)	(108	)(b)	NM(c)	NM(c)	(99	)(b)	(152	)(b)

Trading VaR	$227		$103	$357	$196		$96	$420	$129		$266
Credit portfolio VaR	101		30	221	69		20	218	37		171
Diversification	(80	)(b)	NM(c)	NM(c)	(63	)(b)	NM(c)	NM(c)	(20	)(b)	(120	)(b)

Total trading and credit portfolio VaR	$248		$132	$397	$202		$96	$449	$146		$317

(a)	The results for the year ended December 31, 2008, include five months of heritage JPMorgan Chase & Co. only results and seven months of combined JPMorgan Chase & Co. and Bear Stearns results.

(b)	Average and period-end VaRs were less than the sum of the VaRs of its market risk components, which is due to risk offsets resulting from portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(c)	Designated as not meaningful (“NM”) because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio diversification effect.

JPMorgan Chase & Co. / 2009 Annual Report	119

Management’s discussion and analysis

The 99% confidence level trading VaR includes substantially all trading activities in IB. Beginning in the fourth quarter of 2008, the credit spread sensitivities of certain mortgage products were included in trading VaR. This change had an insignificant impact on the average fourth quarter VaR. For certain other products included in the trading VaR, particular risk parameters are not fully captured – for example, correlation risk. Trading VaR does not include: held-for-sale funded loan and unfunded commitments positions (however, it does include hedges of those positions); the DVA taken on derivative and structured liabilities to reflect the credit quality of the Firm; the MSR portfolio; and securities and instruments held by other corporate functions, such as Private Equity. See the DVA Sensitivity table on page 122 of this Annual Report for further details. For a discussion of MSRs and the corporate functions, see Note 3 on pages 148–165, Note 17 on pages 214–217 and Corporate/ Private Equity on pages 74–75 of this Annual Report.
2009 VaR results (99% confidence level VaR)
IB’s average total trading and credit portfolio VaR was $248 million for 2009, compared with $202 million for 2008, primarily driven by market volatility. Volatility began to significantly increase across all asset classes from late 2008 and persisted through the first quarter of 2009. From the second quarter of 2009 onwards, volatility in the markets gradually declined; however, the impact of the volatile periods was still reflected in the 2009 VaR numbers.
Spot total trading and credit portfolio VaR as of December 31, 2009, was $146 million, compared with $317 million as of December 31, 2008. The decrease in the spot VaR in 2009 reflects the reduction in overall risk levels as well as the aforementioned decline in market volatility by the end of 2009 when compared to the end of 2008.
For 2009, compared with the prior year, average trading VaR diversification increased to $131 million, or 37% of the sum of the components, from $108 million, or 36% of the sum of the components in the prior year. In general, over the course of the year, VaR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR backtesting (99% confidence level VaR)
To evaluate the soundness of its VaR model, the Firm conducts daily back-testing of VaR against daily IB market risk-related revenue, which is defined as the change in value of principal transactions revenue (excluding private equity gains/(losses)) plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. The daily IB market risk-related revenue excludes gains and losses on held-for-sale funded loans and unfunded commitments and from DVA. The following histogram illustrates the daily market risk-related gains and losses for IB trading businesses for the year ended 2009. The chart shows that IB posted market risk-related gains on 219 out of 261 days in this period, with 54 days exceeding $160 million. The inset graph looks at those days on which IB experienced losses and depicts the amount by which 99% confidence level VaR exceeded the actual loss on each of those days. Losses were sustained on 42 days during the year ended December 31, 2009, with no loss exceeding the VaR measure. The Firm would expect to incur losses greater than that predicted by VaR estimates once in every 100 trading days, or about two to three times a year.

120	JPMorgan Chase & Co. / 2009 Annual Report

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.
95% Confidence Level VaR
Total IB trading VaR by risk type, credit portfolio VaR and other VaR

			Year ended
			December 31,
	At December 31,		Average(a)
(in millions)	2009	2008	2009

IB VaR by risk type:
Fixed income	$80	$180	$160
Foreign exchange	10	38	18
Equities	43	39	47
Commodities and other	14	25	20
Diversification benefit to IB trading VaR	(54)	(108)	(91)

IB Trading VaR	$93	$174	$154
Credit portfolio VaR	21	77	52
Diversification benefit to IB trading and credit portfolio VaR	(9)	(57)	(42)

Total IB trading and credit portfolio VaR	$105	$194	$164

Consumer Lending VaR	28	112	57
Chief Investment Office (CIO) VaR	76	114	103
Diversification benefit to total other VaR	(13)	(48)	(36)

Total other VaR	$91	$178	$124

Diversification benefit to total IB and other VaR	(73)	(86)	(82)

Total IB and other VaR	$123	$286	$206

(a)	Results for the year ended December 31, 2008, are not available.

VaR measurement
The Firm’s 95% VaR measure above includes all the risk positions taken into account under the 99% confidence level VaR measure, as well as syndicated lending facilities that the Firm intends to distribute. The Firm utilizes proxies to estimate the VaR for these products since daily time series are largely not available. In addition, the 95% VaR measure also includes certain positions utilized as part of the Firm’s risk management function within the Chief Investment Office (“CIO”) and in the Consumer Lending businesses to provide a Total IB and other VaR measure. The CIO VaR includes positions, primarily in debt securities and credit products, used to manage structural risk and other risks, including interest rate, credit and mortgage risks arising from the Firm’s ongoing business activities. The Consumer Lending VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. In the Firm’s view, including these items in VaR produces a more complete perspective of the Firm’s market risk profile.
The 95% VaR measure continues to exclude the DVA taken on certain structured liabilities and derivatives to reflect the credit quality of the Firm. It also excludes certain activities such as Private Equity, principal investing (e.g., mezzanine financing, tax-oriented investments, etc.) and balance sheet, capital management positions and longer-term investments managed by the CIO. These longer-term positions are managed through the Firm’s earnings-at-risk and other cash flow-monitoring processes rather than by using a VaR measure. Principal investing activities and Private Equity positions are managed using stress and scenario analysis.
2009 VaR results (95% confidence level VaR)
Spot IB and other VaR as of December 31, 2009, was $123 million, compared with $286 million as of December 31, 2008. The decrease in spot VaR in 2009 is a consequence of reductions in overall risk as well as declining market volatility. In general, over the course of the year, VaR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR backtesting (95% confidence level VaR)
To evaluate the soundness of its VaR model, the Firm conducts daily back-testing of VaR against the Firm’s market risk-related revenue, which is defined as follows: the change in value of principal transactions revenue for IB and CIO (excluding private equity gains/(losses) and revenue from longer-term CIO investments); trading-related net interest income for IB, RFS and CIO (excluding longer-term CIO investments); IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. The daily firmwide market risk-related revenue excludes gains and losses from DVA.

JPMorgan Chase & Co. / 2009 Annual Report	121

Management’s discussion and analysis
The following histogram illustrates the daily market risk-related gains and losses for IB and Consumer/CIO positions for 2009. The chart shows that the Firm posted market risk-related gains on 227 out of 261 days in this period, with 69 days exceeding $160 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the 95% confidence level VaR exceeded the actual loss on each of those days. Losses were sustained on 34 days during 2009 and exceeded the VaR measure on one day due to high market volatility in the first quarter of 2009. Under the 95% confidence interval, the Firm would expect to incur daily losses greater than that predicted by VaR estimates about twelve times a year.

The following table provides information about the gross sensitivity of DVA to a one-basis-point increase in JPMorgan Chase’s credit spreads. This sensitivity represents the impact from a one-basis-point parallel shift in JPMorgan Chase’s entire credit curve. As credit curves do not typically move in a parallel fashion, the sensitivity multiplied by the change in spreads at a single maturity point may not be representative of the actual revenue recognized.
Debit valuation adjustment sensitivity

1 Basis Point Increase in
(in millions)	JPMorgan Chase Credit Spread

December 31, 2009	$39
December 31, 2008	$37

Loss advisories and drawdowns
Loss advisories and drawdowns are tools used to highlight to senior management trading losses above certain levels and initiate discussion of remedies.
Economic value stress testing
While VaR reflects the risk of loss due to adverse changes in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm conducts economic-value stress tests using multiple scenarios that assume credit spreads widen significantly, equity prices decline and significant changes in interest rates across the major currencies. Other scenarios focus on the risks predominant in individual business segments and include scenarios that focus on the potential for adverse movements in complex portfolios. Scenarios were updated more frequently in 2009 and, in some cases, redefined to reflect the significant market volatility which began in late 2008. Along with VaR, stress testing is important in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential, and stress losses are monitored against limits. Stress testing is also utilized in one-off approvals and cross-business risk measurement, as well as an input to economic capital allocation. Stress-test results, trends and explanations based on current market risk positions are reported to the Firm’s senior management and to the lines of business to help them better measure and manage risks and to understand event risk-sensitive positions.

122	JPMorgan Chase & Co. / 2009 Annual Report

Earnings-at-risk stress testing
The VaR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s Consolidated Balance Sheets to changes in market variables. The effect of interest rate exposure on reported net income is also important. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/ liability management positions) results from on-and off-balance sheet positions and can occur due to a variety of factors, including:
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
The Firm manages interest rate exposure related to its assets and liabilities on a consolidated, corporate-wide basis. Business units transfer their interest rate risk to Treasury through a transfer-pricing system, which takes into account the elements of interest rate exposure that can be risk-managed in financial markets. These elements include asset and liability balances and contractual rates of interest, contractual principal payment schedules, expected prepayment experience, interest rate reset dates and maturities, rate indices used for repricing, and any interest rate ceilings or floors for adjustable rate products. All transfer-pricing assumptions are dynamically reviewed.
The Firm conducts simulations of changes in net interest income from its nontrading activities under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in the Firm’s net interest income, and the corresponding impact to the Firm’s pretax earnings, over the following 12 months. These tests highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings at risk over a wide range of outcomes.
JPMorgan Chase’s 12-month pretax earnings sensitivity profile as of December 31, 2009 and 2008, is as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

December 31, 2009	$(1,594)	$(554)	NM(a)	NM(a)
December 31, 2008	$336	$672	NM(a)	NM(a)

(a)	Down 100- and 200-basis-point parallel shocks result in a Fed Funds target rate of zero, and negative three- and six-month Treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.
The change in earnings at risk from December 31, 2008, results from a higher level of AFS securities and an updated baseline scenario that uses higher short-term interest rates. The Firm’s risk to rising rates is largely the result of increased funding costs on assets, partially offset by widening deposit margins, which are currently compressed due to very low short-term interest rates.
Additionally, another interest rate scenario, involving a steeper yield curve with long-term rates rising 100 basis points and short-term rates staying at current levels, results in a 12-month pretax earnings benefit of $449 million. The increase in earnings is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.
Risk identification for large exposures
Individuals who manage risk positions, particularly those that are complex, are responsible for identifying potential losses that could arise from specific, unusual events, such as a potential tax change, and estimating the probabilities of losses arising from such events. This information is entered into the Firm’s RIFLE database. Management of trading businesses control RIFLE entries, thereby permitting the Firm to monitor further earnings vulnerability not adequately covered by standard risk measures.
Risk monitoring and control
Limits
Market risk is controlled primarily through a series of limits. Limits reflect the Firm’s risk appetite in the context of the market environment and business strategy. In setting limits, the Firm takes into consideration factors such as market volatility, product liquidity, business trends and management experience.

JPMorgan Chase & Co. / 2009 Annual Report	123

Management’s discussion and analysis

Market risk management regularly reviews and updates risk limits. Senior management, including the Firm’s Chief Executive Officer and Chief Risk Officer, is responsible for reviewing and approving risk limits on an ongoing basis.
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
Qualitative review
The Market Risk Management group also performs periodic reviews as necessary of both businesses and products with exposure to market risk to assess the ability of the businesses to control their market risk. Strategies, market conditions, product details and risk controls are reviewed and specific recommendations for improvements are made to management.
Model review
Some of the Firm’s financial instruments cannot be valued based on quoted market prices but are instead valued using pricing models. Such models are used for management of risk positions, such as reporting against limits, as well as for valuation. The Model Risk
Group, which is independent of the businesses and market risk management, reviews the models the Firm uses and assesses model appropriateness and consistency. The model reviews consider a number of factors about the model’s suitability for valuation and risk management of a particular product, including whether it accurately reflects the characteristics of the transaction and its significant risks, the suitability and convergence properties of numerical algorithms, reliability of data sources, consistency of the treatment with models for similar products, and sensitivity to input parameters and assumptions that cannot be priced from the market.
Reviews are conducted of new or changed models, as well as previously accepted models, to assess whether there have been any changes in the product or market that may impact the model’s validity and whether there are theoretical or competitive developments that may require reassessment of the model’s adequacy. For a summary of valuations based on models, see Critical Accounting Estimates Used by the Firm on pages 127–131 of this Annual Report.
Risk reporting
Nonstatistical exposures, value-at-risk, loss advisories and limit excesses are reported daily to senior management. Market risk exposure trends, value-at-risk trends, profit-and-loss changes and portfolio concentrations are reported weekly. Stress-test results are reported at least every two weeks to the businesses and senior management.

PRIVATE EQUITY RISK MANAGEMENT

Risk management
The Firm makes principal investments in private equity. The illiquid nature and long-term holding period associated with these investments differentiates private equity risk from the risk of positions held in the trading portfolios. The Firm’s approach to managing private equity risk is consistent with the Firm’s general risk governance structure. Controls are in place establishing expected levels for total and annual investment in order to control the overall size of the portfolio. Industry and geographic concentration limits are in place and intended to ensure diversification of the portfolio. All investments are approved by an investment committee that includes executives who are not part of the investing businesses. An independent valuation function is responsible for reviewing the appropriateness of the carrying values of private equity investments in accordance with relevant accounting policies. At December 31, 2009 and 2008, the carrying value of the Private Equity portfolio was $7.3 billion and $6.9 billion, respectively, of which $762 million and $483 million, respectively, represented publicly-traded positions. For further information on the Private Equity portfolio, see page 75 of this Annual Report.

124	JPMorgan Chase & Co. / 2009 Annual Report

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
One of the ways operational risk is mitigated is through insurance maintained by the Firm. The Firm purchases insurance to be in compliance with local laws and regulations, as well as to serve other needs of the Firm. Insurance may also be required by third parties with whom the Firm does business. The insurance purchased is reviewed and approved by senior management.
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
Risk measurement
Operational risk is measured for each business on the basis of historical loss experience using a statistically based loss-distribution approach. The current business environment, potential stress scenarios and measures of the control environment are then factored into the statistical measure in determining the Firmwide operational risk capital. This methodology is designed to comply with the advanced measurement rules under the new Basel II Framework.
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
Audit alignment
Internal Audit utilizes a risk-based program of audit coverage to provide an independent assessment of the design and effectiveness of key controls over the Firm’s operations, regulatory compliance and reporting. This includes reviewing the operational risk framework, the effectiveness and accuracy of the business self-assessment process and the loss data-collection and reporting activities.

JPMorgan Chase & Co. / 2009 Annual Report	125

Management’s discussion and analysis
REPUTATION AND FIDUCIARY RISK MANAGEMENT

A firm’s success depends not only on its prudent management of the liquidity, credit, market and operational risks that are part of its business risks, but equally on the maintenance among many constituents – clients, investors, regulators, as well as the general public – of a reputation for business practices of the highest quality. Attention to reputation always has been a key aspect of the Firm’s practices, and maintenance of the Firm’s reputation is the responsibility of everyone at the Firm. JPMorgan Chase bolsters this individual responsibility in many ways, including through the Firm’s Code of Conduct, training, maintaining adherence to policies and procedures, and oversight functions that approve transactions. These oversight functions include line-of-businesses risk committees, a Conflicts Office, which examines wholesale transactions with the potential to create conflicts of interest for the Firm; and a Reputation Risk Office and regional Reputation Risk Committees, which review certain transactions that have the potential to affect adversely the Firm’s reputation. These regional committees, whose members are senior representatives of businesses and control functions in the region, focus among other things on complex derivatives and structured finance transactions with clients with the goal that these transactions not be used to mislead the client’s investors or others.
Fiduciary risk management
The risk management committees within each line of business include in their mandate oversight of the legal, reputational and, where appropriate, fiduciary risks in their businesses that may produce significant losses or reputational damage. The Fiduciary Risk Management function works with the relevant line-of-business risk committees, with the goal of ensuring that businesses providing investment or risk management products or services that give rise to fiduciary duties to clients perform at the appropriate standard relative to their fiduciary relationship with a client. Of particular focus are the policies and practices that address a business’ responsibilities to a client, including client suitability determination; disclosure obligations and communications; and performance expectations with respect to risk management products or services being provided. In this way, the relevant line-of-business risk committees, together with the Fiduciary Risk Management function, provide oversight of the Firm’s efforts to monitor, measure and control the risks that may arise in the delivery of products or services to clients that give rise to such fiduciary duties, as well as those stemming from any of the Firm’s fiduciary responsibilities to employees under the Firm’s various employee benefit plans.

126	JPMorgan Chase & Co. / 2009 Annual Report

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s portfolio of wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 14 on pages 196–198 of this Annual Report.
Wholesale loans and lending-related commitments
The methodology for calculating the allowance for loan losses and the allowance for lending-related commitments involves significant judgment. First and foremost, it involves the early identification of credits that are deteriorating. Second, it involves judgment in establishing the inputs used to estimate the allowances. Third, it involves management judgment to evaluate certain macroeconomic factors, underwriting standards, and other relevant internal and external factors affecting the credit quality of the current portfolio, and to refine loss factors to better reflect these conditions.
The Firm uses a risk-rating system to determine the credit quality of its wholesale loans. Wholesale loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk rating of a particular loan, among the factors considered are the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical and current information and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could affect the risk rating assigned by the Firm to that loan.
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
Management also applies its judgment to adjust the loss factors derived, taking into consideration model imprecision, external factors and economic events that have occurred but are not yet reflected in the loss factors. Historical experience of both loss given default and probability of default are considered when estimating these adjustments. Factors related to concentrated and deteriorating industries also are incorporated where relevant. These estimates are based on management’s view of uncertainties that relate to current macroeconomic and political conditions, quality of underwriting standards and other relevant internal and external factors affecting the credit quality of the current portfolio.
As noted above, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. As of December 31, 2009, assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $1.8 billion. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
Consumer loans and lending-related commitments
The allowance for credit losses for the consumer portfolio is sensitive to changes in the economic environment, delinquency status, FICO scores, the realizable value of collateral, borrower behavior and other risk factors, and it is intended to represent management’s best estimate of incurred losses as of the balance sheet date. The credit performance of the consumer portfolio across the entire consumer credit product spectrum continues to be negatively affected by the economic environment, as the weak labor market and overall economic conditions have resulted in increased delinquencies, while continued weak housing prices have driven a significant increase in loss severity. Significant judgment is required to estimate the duration and severity of the current economic downturn, as well as its potential impact on housing prices and the labor market. While the allowance for credit losses is highly sensitive to both home prices and unemployment rates, in the current market it is difficult to estimate how potential changes in one or both of these factors might affect

JPMorgan Chase & Co. / 2009 Annual Report	127

Management’s discussion and analysis

the allowance for credit losses. For example, while both factors are important determinants of overall allowance levels, changes in one factor or the other may not occur at the same rate, or changes may be directionally inconsistent such that improvement in one factor may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across geographies or product types. Finally, it is difficult to predict the extent to which changes in both or either of these factors would ultimately affect the frequency of losses, the severity of losses or both; and overall loss rates are a function of both the frequency and severity of individual loan losses.
The allowance is calculated by applying statistical loss factors and other risk indicators to pools of loans with similar risk characteristics to arrive at an estimate of incurred losses in the portfolio. Management applies judgment to the statistical loss estimates for each loan portfolio category using delinquency trends and other risk characteristics to estimate charge-offs. Management uses additional statistical methods and considers portfolio and collateral valuation trends to review the appropriateness of the primary statistical loss estimate. The statistical calculation is adjusted to take into consideration model imprecision, external factors and current economic events that have occurred but are not yet reflected in the factors used to derive the statistical calculation, and is accomplished in part by analyzing the historical loss experience for each major product segment. In the current economic environment, it is difficult to predict whether historical loss experience is indicative of future loss levels. Management applies judgment in determining this adjustment, taking into account the uncertainties associated with current macroeconomic and political conditions, quality of underwriting standards, and other relevant internal and external factors affecting the credit quality of the portfolio.
Fair value of financial instruments, MSRs and commodities inventory
JPMorgan Chase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are carried at fair value on a recurring basis. Certain assets and liabilities are carried at fair value on a nonrecurring basis, including loans accounted for at the lower of cost or fair value that are only subject to fair value adjustments under certain circumstances.
Under U.S. GAAP there is a three-level valuation hierarchy for disclosure of fair value measurements. An instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Therefore, for instruments classified in levels 1 and 2 of the hierarchy, where inputs are principally based on observable market data, there is less judgment applied in arriving at a fair value measurement. For instruments classified within level 3 of the hierarchy, judgments are more significant. The Firm reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

Assets carried at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy.

December 31,	2009			2008
(in billions, except ratio data)	Total at fair value	Level 3 total		Total at fair value	Level 3 total

Trading debt and equity securities(a)	$330.9	$35.2		$347.4	$41.4

Derivative receivables – gross	1,565.5	46.7		2,741.7	53.0
Netting adjustment	(1,485.3)	—		(2,579.1)	—

Derivative receivables – net	80.2	46.7	(d)	162.6	53.0	(d)

Available-for-sale securities	360.4	13.2		205.9	12.4
Loans	1.4	1.0		7.7	2.7
MSRs	15.5	15.5		9.4	9.4
Private equity investments	7.3	6.6		6.9	6.4
Other(b)	44.4	9.5		49.6	8.1

Total assets measured at fair value on a recurring basis	840.1	127.7		789.5	133.4
Total assets measured at fair value on a nonrecurring basis(c)	8.2	2.7		11.0	4.3

Total assets measured at fair value	$848.3	$130.4	(e)	$800.5	$137.7	(e)
Less: level 3 assets for which the Firm does not bear economic exposure		2.1			21.2

Total level 3 assets for which the Firm bears economic exposure		$128.3			$116.5

Total Firm assets	$2,032.0			$2,175.1

Level 3 assets as a percentage of total Firm assets		6%			6%
Level 3 assets for which the Firm bears economic exposure as a percentage of total Firm assets		6			5
Level 3 assets as a percentage of total Firm assets at fair value		15			17
Level 3 assets for which the Firm bears economic exposure as a percentage of total assets at fair value		15			15

(a)	Includes physical commodities carried at the lower of cost or fair value.
(b)	Includes certain securities purchased under resale agreements, securities borrowed, accrued interest receivable and other investments.

128	JPMorgan Chase & Co. / 2009 Annual Report

(c)	Predominantly includes delinquent mortgage and home equity loans, where impairment is based on the fair value of the underlying collateral, and leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value.
(d)	Derivative receivable and derivative payable balances are presented net on the Consolidated Balance Sheets where there is a legally enforceable master netting agreement in place with counterparties. For purposes of the table above, the Firm does not reduce derivative receivable and derivative payable balances for netting adjustments, either within or across the levels of the fair value hierarchy, as such an adjustment is not relevant to a presentation that is based on the transparency of inputs to the valuation of an asset or liability. Therefore, the derivative balances reported in the fair value hierarchy levels are gross of any netting adjustments. However, if the Firm were to net such balances, the reduction in the level 3 derivative receivable and derivative payable balances would be $16.0 billion at December 31, 2009.
(e)	Included in the table above are, at December 31, 2009 and 2008, $80.0 billion and $95.1 billion, respectively, of level 3 assets, consisting of recurring and nonrecurring assets carried by IB. This includes $2.1 billion and $21.2 billion, respectively, of assets for which the Firm serves as an intermediary between two parties and does not bear economic exposure.

Valuation
The Firm has an established and well-documented process for determining fair value. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use as inputs market-based or independently sourced market parameters. The Firm’s process is intended to ensure that all applicable inputs are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters that are applied consistently over time.
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs – including, but not limited to, yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. The Firm has numerous controls in place to ensure that its valuations are appropriate. An independent model review group reviews the Firm’s valuation models and approves them for use for specific products. All valuation models of the Firm are subject to this review process. A price verification group, independent from the risk-taking functions, ensures observable market prices and market-based parameters are used for valuation whenever possible. For those products with material parameter risk for which observable market levels do not exist, an independent review of the assumptions made on pricing is performed. Additional review includes deconstruction of the model valuations for certain structured instruments into their components; benchmarking valuations, where possible, to similar products; validating valuation estimates through actual cash settlement; and detailed review and explanation of recorded gains and losses, which are analyzed daily and over time. Valuation adjustments, which are also determined by the independent price verification group, are based on established policies and applied consistently over time. Any changes to the valuation methodology are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more transparent, the Firm continues to refine its valuation methodologies. During 2009, no changes were made to the Firm’s valuation models that had, or are expected to have, a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
Imprecision in estimating unobservable market inputs can affect the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 148–165 of this Annual Report. In addition, for a further discussion of the significant judgments and estimates involved in the determination of the Firm’s mortgage-related exposures, see “Mortgage-related exposures carried at fair value” in Note 3 on pages 161–162 of this Annual Report.
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans with evidence of deterioration of credit quality since the origination and for which it was probable, at acquisition, that the Firm would be unable to collect all contractually required payments receivable. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. At the time of the acquisition, these loans were recorded at fair value, including an estimate of losses that are expected to be incurred over the estimated remaining lives of the loan pools. Many of the assumptions and estimates underlying the estimation of the initial fair value and the ongoing updates to management’s expectation of future cash flows are both significant and subjective, particularly considering the current economic environment. The level of future home price declines, the duration and severity of the current economic downturn, and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.
Determining which loans are included in the scope is highly subjective and requires significant judgment. In the Washington Mutual transaction, consumer loans with certain attributes (e.g., higher loan-to-value ratios, borrowers with lower FICO scores, delinquencies) were determined to be credit-impaired, provided that those attributes arose subsequent to the loans’ origination dates. A wholesale loan was determined to be credit-impaired if it was risk-

JPMorgan Chase & Co. / 2009 Annual Report	129

Management’s discussion and analysis

rated such that it would otherwise have required an asset-specific allowance for loan losses.
Loans determined to be purchased credit-impaired were initially recorded at fair value, which included estimated future credit losses. If such loans had not been within the scope of the accounting guidance for purchased credit-impaired loans, they would have been recorded at the present values of amounts to be received determined at appropriate current interest rates, less an allowance for loan losses (i.e., the Washington Mutual allowance for loan losses would have been carried over at the acquisition date).
The Firm estimated the fair value of its purchased credit-impaired loans at the acquisition date by discounting the cash flows expected to be collected at a market-observable discount rate, when available, adjusted for factors that a market participant would consider in determining fair value. The initial estimate of cash flows to be collected was derived from assumptions such as default rates, loss severities and the amount and timing of prepayments.
The accounting guidance for these loans provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) should be accreted into interest income at a level rate of return over the term of the loan, provided that the timing and amount of future cash flows is reasonably estimable. The initial estimate of cash flows expected to be collected must be updated each subsequent reporting period based on updated assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows after acquisition trigger the recognition of impairment, through the provision and allowance for loan losses, which is then measured based on the present value of the expected principal loss, plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Probable and significant increases in expected principal cash flows would first reverse any related allowance for loan losses; any remaining increases must be recognized prospectively as interest income over the remaining lives of the loans. The impacts of (i) prepayments, (ii) changes in variable interest rates and (iii) other changes in timing of expected cash flows are recognized prospectively as adjustments to interest income. As described above, the process of estimating cash flows expected to be collected has a significant impact on the initial recorded amount of the purchased credit-impaired loans and on subsequent recognition of impairment losses and/or interest income. Estimating these cash flows requires a significant level of management judgment. In addition, certain of the underlying assumptions are highly subjective. As of December 31, 2009, a 1% decrease in expected future principal cash payments for the entire portfolio of purchased credit-impaired loans would result in the recognition of an allowance for loan losses for these loans of approximately $800 million.
Finally, the accounting guidance states that investors may aggregate loans into pools that have common risk characteristics and thereby use a composite interest rate and estimate of cash flows expected to be collected for the pools. The Firm has aggregated substantially all of the purchased credit-impaired loans identified in the Washington Mutual transaction (i.e., the residential real estate loans) into pools with common risk characteristics. The pools then become the unit of accounting and are considered one loan for purposes of accounting for these loans at and subsequent to acquisition. Once a pool is assembled, the integrity of the pool must be maintained. Significant judgment is required in evaluating whether individual loans have common risk characteristics for purposes of establishing pools of loans.
Goodwill impairment
Under U.S. GAAP, goodwill must be allocated to reporting units and tested for impairment at least annually. The Firm’s process and methodology used to conduct goodwill impairment testing is described in Note 17 on pages 214–217 of this Annual Report.
Management applies significant judgment when estimating the fair value of its reporting units. Imprecision in estimating (a) the future earnings potential of the Firm’s reporting units and (b) the relevant cost of equity or terminal value growth rates can affect the estimated fair value of the reporting units. The fair values of a significant majority of the Firm’s reporting units exceeded their carrying values by substantial amounts (fair value as a percent of carrying value ranged from 140% to 500%) and thus, did not indicate a significant risk of goodwill impairment based on current projections and valuations.
However, the goodwill associated with the Firm’s consumer lending businesses in RFS and CS have elevated risk due to their exposure to U.S. consumer credit risk. The valuation of these businesses and their assets are particularly dependent upon economic conditions (including unemployment rates and home prices) that affect consumer credit risk and behavior, as well as potential legislative and regulatory changes that could affect the Firm’s consumer lending businesses. The assumptions used in the valuation of these businesses include portfolio outstanding balances, net interest margin, operating expense and forecasted credit losses and were made using management’s best projections. The cost of equity used in the discounted cash flow model reflected the estimated risk and uncertainty for these businesses and was evaluated in comparison with relevant market peers. The fair value of the credit card lending business within CS exceeded its carrying value by approximately 8%. The fair value of a consumer lending business within RFS did not exceed its carrying value; however, implied fair value of the goodwill allocated to this consumer lending business within RFS significantly exceeded its carrying value.
The Firm did not recognize goodwill impairment as of December 31, 2009, based on management’s best estimates. However, prolonged weakness or deterioration in economic market conditions, or additional regulatory or legislative changes, may result in declines in projected business performance beyond management’s expectations. This could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which may result in a material impairment charge to earnings in a future period related to some portion of their associated goodwill.

130	JPMorgan Chase & Co. / 2009 Annual Report

Income taxes
JPMorgan Chase is subject to the income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local and non-U.S. jurisdictions. These laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, including the provision for income tax expense and unrecognized tax benefits, JPMorgan Chase must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as the timing of when certain items may affect taxable income in the U.S. and non-U.S. tax jurisdictions.
JPMorgan Chase’s interpretations of tax laws around the world are subject to review and examination by the various taxing authorities in the jurisdictions where the Firm operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various taxing authorities may be settled by audit, administrative appeals or adjudication by the court systems of the tax jurisdictions in which the Firm operates. JPMorgan Chase regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Firm records additional reserves as appropriate. In addition, the Firm may revise its estimate of income taxes due to changes in income tax laws, legal interpretations and tax planning strategies. It is possible that revisions in the Firm’s estimate of income taxes may materially affect the Firm’s results of operations in any reporting period.
The Firm’s provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. The Firm has also recognized deferred tax assets in connection with certain net operating losses. The Firm performs regular reviews to ascertain the realizability of its deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies, including strategies that may be available to utilize net operating losses before they expire. In connection with these reviews, if a deferred tax asset is determined to be unrealizable, a valuation allowance is established. As of December 31, 2009, management has determined it is more likely than not that the Firm will realize its deferred tax assets, net of the existing valuation allowance.
The Firm adjusts its unrecognized tax benefits as necessary when additional information becomes available. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes is more likely than not to be realized upon settlement. It is possible that the reassessment of JPMorgan Chase’s unrecognized tax benefits may have a material impact on its effective tax rate in the period in which the reassessment occurs.

JPMorgan Chase & Co. / 2009 Annual Report	131

Management’s discussion and analysis
ACCOUNTING AND REPORTING DEVELOPMENTS

FASB Accounting Standards Codification
In July 2009, the FASB implemented the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles. The Codification simplifies the classification of accounting standards into one online database under a common referencing system, organized into eight areas, ranging from industry-specific to general financial statement matters. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. The Firm began to use the Codification on the effective date, and it had no impact on the Firm’s Consolidated Financial Statements. However, throughout this Annual Report, all references to prior FASB, AICPA and EITF accounting pronouncements have been removed, and all non-SEC accounting guidance is referred to in terms of the applicable subject matter.
Business combinations/noncontrolling interests in consolidated financial statements
In December 2007, the FASB issued guidance which amended the accounting and reporting of business combinations, as well as noncontrolling (i.e., minority) interests. For JPMorgan Chase, the guidance became effective for business combinations that close on or after January 1, 2009. The guidance for noncontrolling interests, as amended, became effective for JPMorgan Chase for fiscal periods beginning January 1, 2009. In April 2009, the FASB issued additional guidance, which amends the accounting for contingencies acquired in a business combination.
The amended guidance for business combinations generally only impacts the accounting for transactions that closed after December 31, 2008, and generally only impacts certain aspects of business combination accounting, such as the accounting for transaction costs and certain merger-related restructuring reserves, as well as the accounting for partial acquisitions where control is obtained by JPMorgan Chase. One exception to the prospective application of the business-combination guidance relates to accounting for income taxes associated with transactions that closed prior to January 1, 2009. Once the purchase accounting measurement period closes for these acquisitions, any further adjustments to income taxes recorded as part of these business combinations will impact income tax expense. Previously, these adjustments were predominantly recorded as adjustments to goodwill.
The guidance for noncontrolling interests, as amended, requires that they be accounted for and presented as equity if material, rather than as a liability or mezzanine equity. The presentation and disclosure requirements for noncontrolling interests are to be applied retrospectively. The adoption of the reporting requirements for noncontrolling interests was not material to the Firm’s Consolidated Balance Sheets or results of operations.
Accounting for transfers of financial assets and repurchase financing transactions
In February 2008, the FASB issued guidance which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer to be evaluated together as a linked transaction, unless certain criteria are met. The Firm adopted the guidance on January 1, 2009, for transactions entered into after the date of adoption. The adoption of the guidance did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
Disclosures about derivative instruments and hedging activities
In March 2008, the FASB issued guidance which amends the prior disclosure requirements for derivatives. The guidance, which is effective for fiscal years beginning after November 15, 2008, requires increased disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. The Firm adopted the guidance on January 1, 2009, and it only affected JPMorgan Chase’s disclosures of derivative instruments and related hedging activities, and not its Consolidated Balance Sheets or results of operations.
Determining whether instruments granted in share-based payment transactions are participating securities
In June 2008, the FASB issued guidance for participating securities, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), are considered participating securities and therefore included in the two-class method calculation of EPS. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Firm adopted the guidance retrospectively effective January 1, 2009, and EPS data for all prior periods have been revised. Adoption of the guidance did not affect the Firm’s results of operations, but basic and diluted EPS were reduced as disclosed in Note 25 on page 224 of this Annual Report.
Determining whether an instrument (or embedded feature) is indexed to an entity’s own stock
In June 2008, the FASB issued guidance which establishes a two-step process for evaluating whether equity-linked financial instruments and embedded features are indexed to a company’s own stock for purposes of determining whether the derivative scope exception should be applied. The guidance is effective for fiscal years beginning after December 2008. The adoption of this guidance on January 1, 2009, did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.

132	JPMorgan Chase & Co. / 2009 Annual Report

Employers’ disclosures about postretirement benefit plan assets
In December 2008, the FASB issued guidance requiring more detailed disclosures about employers’ plan assets, including investment strategies, classes of plan assets, concentrations of risk within plan assets and valuation techniques used to measure their fair value. This guidance is effective for fiscal years ending after December 15, 2009. The Firm adopted these additional disclosure requirements on December 31, 2009, and it only affected JPMorgan Chase’s disclosures and not its Consolidated Balance Sheets or results of operations. Refer to Note 8 on pages 176–183 of this Annual Report for additional information.
The recognition and presentation of other-than-temporary impairment
In April 2009, the FASB issued guidance which amends the other-than-temporary impairment model for debt securities. Under the guidance, an other-than-temporary-impairment must be recognized if an investor has the intent to sell the debt security or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. In addition, the guidance changes the amount of impairment to be recognized in current-period earnings when an investor does not have the intent to sell, or if it is more likely than not that it will not be required to sell the debt security, as in these cases only the amount of the impairment associated with credit losses is recognized in income. The guidance also requires additional disclosures regarding the calculation of credit losses, as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Firm elected to early adopt the guidance as of January 1, 2009. For additional information regarding the impact on the Firm of the adoption of the guidance, see Note 11 on pages 187–191 of this Annual Report.
Determining fair value when the volume and level of activity for the asset or liability have significantly decreased, and identifying transactions that are not orderly
In April 2009, the FASB issued guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly declined. The guidance also includes identifying circumstances that indicate a transaction is not orderly. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The Firm elected to early adopt the guidance in the first quarter of 2009. The application of the guidance did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.
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
Subsequent events
In May 2009, the FASB issued guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was effective for interim or annual financial periods ending after June 15, 2009. The Firm adopted the guidance in the second quarter of 2009. The application of the guidance did not have any impact on the Firm’s Consolidated Balance Sheets or results of operations.
Accounting for transfers of financial assets and consolidation of variable interest entities
In June 2009, the FASB issued guidance which amends the accounting for the transfers of financial assets and the consolidation of VIEs. The guidance eliminates the concept of QSPEs and provides additional guidance with regard to accounting for transfers of financial assets. The guidance also changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and rewards-based model to a qualitative model, based on control and economics. The guidance became effective for annual reporting periods beginning after November 15, 2009, including all interim periods within the first annual reporting period. The Firm adopted the new guidance for VIEs on January 1, 2010, which required the consolidation of the Firm’s credit card securitization trusts, bank-administered asset-backed commercial paper conduits, and certain mortgage and other consumer securitization entities. At adoption, the Firm added approximately $88 billion of U.S. GAAP assets, and stockholders’ equity decreased by approximately $4 billion.
In February 2010, the FASB finalized an amendment that defers the requirements of the new consolidation guidance for determining the primary beneficiary of a VIE for certain investment funds, including mutual funds, private equity funds and hedge funds. For the funds included in the deferral, the Firm will continue to apply other existing authoritative guidance to determine whether such funds should be consolidated; as such, these funds are not included in the above disclosure of the impact of adopting the new guidance for VIEs.
For additional information about the impact to the Firm of the adoption of the new guidance on January 1, 2010, see Note 16 on pages 206–214 of this Annual Report.
Measuring liabilities at fair value
In August 2009, the FASB issued guidance clarifying how to develop fair value measurements for liabilities, particularly where there may be a lack of observable market information. This guidance is effective for interim or annual periods beginning after August 26, 2009. The Firm adopted the guidance in the third quarter of 2009, and it did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.

JPMorgan Chase & Co. / 2009 Annual Report	133

Management’s discussion and analysis
Measuring fair value of certain alternative investments
In September 2009, the FASB issued guidance which amends the guidance on fair value measurements and offers a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value (“NAV”) per share when the fair value is not readily determinable. This guidance is effective for the first interim or annual reporting period ending after December 15, 2009. The Firm adopted the guidance in the fourth quarter of 2009, and it did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
Fair value measurements and disclosures
In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy are effective for interim reporting periods beginning after December 15, 2009; however, the requirement to provide purchases, sales, issuances and settlements in the level 3 rollforward on a gross basis is effective for fiscal years beginning after December 15, 2010. Early adoption of the guidance is permitted.

NONEXCHANGE-TRADED COMMODITY DERIVATIVE CONTRACTS AT FAIR VALUE

In the normal course of business, JPMorgan Chase trades nonexchange-traded commodity derivative contracts. To determine the fair value of these contracts, the Firm uses various fair value estimation techniques, primarily based on internal models with significant observable market parameters. The Firm’s nonexchange-traded commodity derivative contracts are primarily energy-related.
The following table summarizes the changes in fair value for nonexchange-traded commodity derivative contracts for the year ended December 31, 2009.

For the year ended
December 31, 2009 (in millions)	Asset position	Liability position

Net fair value of contracts outstanding at January 1, 2009	$7,432	$5,139
Effect of legally enforceable master netting agreements	48,091	48,726

Gross fair value of contracts outstanding at January 1, 2009	55,523	53,865
Contracts realized or otherwise settled	(31,444)	(30,248)
Fair value of new contracts	12,050	10,192
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair value	(5,820)	(5,582)

Gross fair value of contracts outstanding at December 31, 2009	30,309	28,227
Effect of legally enforceable master netting agreements	(25,282)	(26,490)

Net fair value of contracts outstanding at December 31, 2009	$5,027	$1,737

The following table indicates the maturities of nonexchange-traded commodity derivative contracts at December 31, 2009.

December 31, 2009 (in millions)	Asset position	Liability position

Maturity less than 1 year	$14,130	$11,544
Maturity 1–3 years	12,352	9,962
Maturity 4–5 years	2,787	1,960
Maturity in excess of 5 years	1,040	4,761

Gross fair value of contracts outstanding at December 31, 2009	30,309	28,227
Effect of legally enforceable master netting agreements	(25,282)	(26,490)

Net fair value of contracts outstanding at December 31, 2009	$5,027	$1,737

134	JPMorgan Chase & Co. / 2009 Annual Report

FORWARD-LOOKING STATEMENTS

From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “assume” or other words of similar meaning. Forward-looking statements provide JPMorgan Chase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorgan Chase’s disclosures in this Annual Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, the Firm’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:
•	local, regional and international business, economic and political conditions and geopolitical events;
•	changes in financial services regulation;
•	changes in trade, monetary and fiscal policies and laws;
•	securities and capital markets behavior, including changes in market liquidity and volatility;
•	changes in investor sentiment or consumer spending or savings behavior;
•	ability of the Firm to manage effectively its liquidity;
•	credit ratings assigned to the Firm or its subsidiaries;
•	the Firm’s reputation;
•	ability of the Firm to deal effectively with an economic slowdown or other economic or market difficulty;
•	technology changes instituted by the Firm, its counterparties or competitors;
•	mergers and acquisitions, including the Firm’s ability to integrate acquisitions;
•	ability of the Firm to develop new products and services;
•	acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;
•	ability of the Firm to attract and retain employees;
•	ability of the Firm to control expense;
•	competitive pressures;
•	changes in the credit quality of the Firm’s customers and counterparties;
•	adequacy of the Firm’s risk management framework;
•	changes in laws and regulatory requirements;
•	adverse judicial proceedings;
•	changes in applicable accounting policies;
•	ability of the Firm to determine accurate values of certain assets and liabilities;
•	occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other commodity-related activities;
•	the other risks and uncertainties detailed in Part 1, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

JPMorgan Chase & Co. / 2009 Annual Report	135

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
Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2009. In making the assessment, management used the framework in “Internal Control – Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.
Based upon the assessment performed, management concluded that as of December 31, 2009, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2009.
The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

James Dimon
Chairman and Chief Executive Officer

Michael J. Cavanagh
Executive Vice President and Chief Financial Officer
February 24, 2010

136	JPMorgan Chase & Co. / 2009 Annual Report

Report of independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Firm’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s report on internal control over financial reporting.” Our responsibility is to express opinions on these financial statements and on the Firm’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 24, 2010

JPMorgan Chase & Co. / 2009 Annual Report	137

Consolidated statements of income

Year ended December 31, (in millions, except per share data)	2009	2008	2007

Revenue
Investment banking fees	$7,087	$5,526	$6,635
Principal transactions	9,796	(10,699)	9,015
Lending- and deposit-related fees	7,045	5,088	3,938
Asset management, administration and commissions	12,540	13,943	14,356
Securities gains(a)	1,110	1,560	164
Mortgage fees and related income	3,678	3,467	2,118
Credit card income	7,110	7,419	6,911
Other income	916	2,169	1,829

Noninterest revenue	49,282	28,473	44,966

Interest income	66,350	73,018	71,387
Interest expense	15,198	34,239	44,981

Net interest income	51,152	38,779	26,406

Total net revenue	100,434	67,252	71,372

Provision for credit losses	32,015	20,979	6,864

Noninterest expense
Compensation expense	26,928	22,746	22,689
Occupancy expense	3,666	3,038	2,608
Technology, communications and equipment expense	4,624	4,315	3,779
Professional and outside services	6,232	6,053	5,140
Marketing	1,777	1,913	2,070
Other expense	7,594	3,740	3,814
Amortization of intangibles	1,050	1,263	1,394
Merger costs	481	432	209

Total noninterest expense	52,352	43,500	41,703

Income before income tax expense/(benefit) and extraordinary gain	16,067	2,773	22,805
Income tax expense/(benefit)	4,415	(926)	7,440

Income before extraordinary gain	11,652	3,699	15,365
Extraordinary gain	76	1,906	—

Net income	$11,728	$5,605	$15,365

Net income applicable to common stockholders	$8,774	$4,742	$14,927

Per common share data
Basic earnings per share
Income before extraordinary gain	$2.25	$0.81	$4.38
Net income	2.27	1.35	4.38

Diluted earnings per share
Income before extraordinary gain	2.24	0.81	4.33
Net income	2.26	1.35	4.33

Weighted-average basic shares	3,863	3,501	3,404
Weighted-average diluted shares	3,880	3,522	3,445

Cash dividends declared per common share	$0.20	$1.52	$1.48

(a)	Securities gains for the year ended December 31, 2009, included credit losses of $578 million, consisting of $946 million of total other-than-temporary impairment losses, net of $368 million of other-than-temporary impairment losses recorded in other comprehensive income.
The Notes to Consolidated Financial Statements are an integral part of these statements.

138	JPMorgan Chase & Co. / 2009 Annual Report

Consolidated balance sheets

December 31, (in millions, except share data)	2009	2008

Assets
Cash and due from banks	$26,206	$26,895
Deposits with banks	63,230	138,139
Federal funds sold and securities purchased under resale agreements (included $20,536 and $20,843 at fair value at December 31, 2009 and 2008, respectively)	195,404	203,115
Securities borrowed (included $7,032 and $3,381 at fair value at December 31, 2009 and 2008, respectively)	119,630	124,000
Trading assets (included assets pledged of $38,315 and $75,063 at December 31, 2009 and 2008, respectively)	411,128	509,983
Securities (included $360,365 and $205,909 at fair value at December 31, 2009 and 2008, respectively, and assets pledged of $100,931 and $25,942 at December 31, 2009 and 2008, respectively)	360,390	205,943
Loans (included $1,364 and $7,696 at fair value at December 31, 2009 and 2008, respectively)	633,458	744,898
Allowance for loan losses	(31,602)	(23,164)

Loans, net of allowance for loan losses	601,856	721,734
Accrued interest and accounts receivable (included $5,012 and $3,099 at fair value at December 31, 2009 and 2008, respectively)	67,427	60,987
Premises and equipment	11,118	10,045
Goodwill	48,357	48,027
Mortgage servicing rights	15,531	9,403
Other intangible assets	4,621	5,581
Other assets (included $19,165 and $29,199 at fair value at December 31, 2009 and 2008, respectively)	107,091	111,200

Total assets	$2,031,989	$2,175,052

Liabilities
Deposits (included $4,455 and $5,605 at fair value at December 31, 2009 and 2008, respectively)	$938,367	$1,009,277
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3,396 and $2,993 at fair value at December 31, 2009 and 2008, respectively)	261,413	192,546
Commercial paper	41,794	37,845
Other borrowed funds (included $5,637 and $14,713 at fair value at December 31, 2009 and 2008, respectively)	55,740	132,400
Trading liabilities	125,071	166,878
Accounts payable and other liabilities (included the allowance for lending-related commitments of $939 and $659 at December 31, 2009 and 2008, respectively, and $357 and zero at fair value at December 31, 2009 and 2008, respectively)	162,696	187,978
Beneficial interests issued by consolidated variable interest entities (included $1,410 and $1,735 at fair value at December 31, 2009 and 2008, respectively)	15,225	10,561
Long-term debt (included $48,972 and $58,214 at fair value at December 31, 2009 and 2008, respectively)	266,318	270,683

Total liabilities	1,866,624	2,008,168

Commitments and contingencies (see Note 30 on page 230 of this Annual Report)

Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at December 31, 2009 and 2008; issued 2,538,107 and 5,038,107 shares at December 31, 2009 and 2008, respectively)	8,152	31,939
Common stock ($1 par value; authorized 9,000,000,000 shares at December 31, 2009 and 2008; issued 4,104,933,895 shares and 3,941,633,895 shares at December 31, 2009 and 2008, respectively)	4,105	3,942
Capital surplus	97,982	92,143
Retained earnings	62,481	54,013
Accumulated other comprehensive income/(loss)	(91)	(5,687)
Shares held in RSU Trust, at cost (1,526,944 shares and 4,794,723 shares at December 31, 2009 and 2008, respectively)	(68)	(217)
Treasury stock, at cost (162,974,783 shares and 208,833,260 shares at December 31, 2009 and 2008, respectively)	(7,196)	(9,249)

Total stockholders’ equity	165,365	166,884

Total liabilities and stockholders’ equity	$2,031,989	$2,175,052

The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co. / 2009 Annual Report	139

Consolidated statements of changes in stockholders’ equity and comprehensive income

Year ended December 31, (in millions, except per share data)	2009	2008	2007

Preferred stock
Balance at January 1	$31,939	$—	$—
Issuance of preferred stock	—	31,550	—
Issuance of preferred stock – conversion of the Bear Stearns preferred stock	—	352	—
Accretion of preferred stock discount on issuance to the U.S. Treasury	1,213	37	—
Redemption of preferred stock issued to the U.S. Treasury	(25,000)	—	—

Balance at December 31	8,152	31,939	—

Common stock
Balance at January 1	3,942	3,658	3,658
Issuance of common stock	163	284	—

Balance at December 31	4,105	3,942	3,658

Capital surplus
Balance at January 1	92,143	78,597	77,807
Issuance of common stock	5,593	11,201	—
Warrant issued to U.S. Treasury in connection with issuance of preferred stock	—	1,250	—
Preferred stock issue cost	—	(54)	—
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	474	859	790
Net change from the Bear Stearns merger:
Reissuance of treasury stock and the Share Exchange agreement	—	48	—
Employee stock awards	—	242	—
Other	(228)	—	—

Balance at December 31	97,982	92,143	78,597

Retained earnings
Balance at January 1	54,013	54,715	43,600
Cumulative effect of change in accounting principles	—	—	915

Balance at January 1, adjusted	54,013	54,715	44,515
Net income	11,728	5,605	15,365
Dividends declared:
Preferred stock	(1,328)	(674)	—
Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	(1,112)	—	—
Common stock ($0.20, $1.52 and $1.48 per share for 2009, 2008 and 2007, respectively)	(820)	(5,633)	(5,165)

Balance at December 31	62,481	54,013	54,715

Accumulated other comprehensive income/(loss)
Balance at January 1	(5,687)	(917)	(1,557)
Cumulative effect of change in accounting principles	—	—	(1)

Balance at January 1, adjusted	(5,687)	(917)	(1,558)
Other comprehensive income/(loss)	5,596	(4,770)	641

Balance at December 31	(91)	(5,687)	(917)

Shares held in RSU Trust
Balance at January 1	(217)	—	—
Resulting from the Bear Stearns merger	—	(269)	—
Reissuance from RSU Trust	149	52	—

Balance at December 31	(68)	(217)	—

Treasury stock, at cost
Balance at January 1	(9,249)	(12,832)	(7,718)
Purchase of treasury stock	—	—	(8,178)
Reissuance from treasury stock	2,079	2,454	3,199
Share repurchases related to employee stock-based compensation awards	(26)	(21)	(135)
Net change from the Bear Stearns merger as a result of the reissuance of treasury stock and the Share Exchange agreement	—	1,150	—

Balance at December 31	(7,196)	(9,249)	(12,832)

Total stockholders’ equity	$165,365	$166,884	$123,221

Comprehensive income
Net income	$11,728	$5,605	$15,365
Other comprehensive income/(loss)	5,596	(4,770)	641

Comprehensive income	$17,324	$835	$16,006

The Notes to Consolidated Financial Statements are an integral part of these statements.

140	JPMorgan Chase & Co. / 2009 Annual Report

Consolidated statements of cash flows

Year ended December 31, (in millions)	2009	2008	2007

Operating activities
Net income	$11,728	$5,605	$15,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	32,015	20,979	6,864
Depreciation and amortization	2,783	3,143	2,427
Amortization of intangibles	1,050	1,263	1,394
Deferred tax (benefit) expense	(3,622)	(2,637)	1,307
Investment securities gains	(1,110)	(1,560)	(164)
Proceeds on sale of investment	—	(1,540)	—
Stock-based compensation	3,355	2,637	2,025
Originations and purchases of loans held-for-sale	(22,417)	(34,902)	(116,471)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	33,902	38,036	107,350
Net change in:
Trading assets	133,488	(12,787)	(121,240)
Securities borrowed	4,452	15,408	(10,496)
Accrued interest and accounts receivable	(6,312)	10,221	(1,932)
Other assets	32,182	(33,629)	(21,628)
Trading liabilities	(79,314)	24,061	12,681
Accounts payable and other liabilities	(26,450)	1,012	4,284
Other operating adjustments	6,167	(12,212)	7,674

Net cash provided by (used in) operating activities	121,897	23,098	(110,560)

Investing activities
Net change in:
Deposits with banks	74,829	(118,929)	2,081
Federal funds sold and securities purchased under resale agreements	7,082	(44,597)	(29,814)
Held-to-maturity securities:
Proceeds	9	10	14
Available-for-sale securities:
Proceeds from maturities	87,712	44,414	31,143
Proceeds from sales	114,041	96,806	98,450
Purchases	(346,372)	(248,599)	(122,507)
Proceeds from sales and securitizations of loans held-for-investment	30,434	27,531	34,925
Other changes in loans, net	51,251	(59,123)	(83,437)
Net cash received (used) in business acquisitions or dispositions	(97)	2,128	(70)
Proceeds from assets sale to the FRBNY	—	28,850	—
Net maturities (purchases) of asset-backed commercial paper guaranteed by the FRBB	11,228	(11,228)	—
All other investing activities, net	(762)	(934)	(4,973)

Net cash provided by (used in) investing activities	29,355	(283,671)	(74,188)

Financing activities
Net change in:
Deposits	(107,700)	177,331	113,512
Federal funds purchased and securities loaned or sold under repurchase agreements	67,785	15,250	(7,833)
Commercial paper and other borrowed funds	(76,727)	9,186	41,412
Beneficial interests issued by consolidated variable interest entities	(7,275)	(2,675)	1,070
Proceeds from issuance of long-term debt and trust preferred capital debt securities	51,324	72,407	95,141
Repayments of long-term debt and trust preferred capital debt securities	(55,713)	(62,691)	(49,410)
Proceeds from issuance of common stock	5,756	11,500	—
Excess tax benefits related to stock-based compensation	17	148	365
Proceeds from issuance of preferred stock and Warrant to the U.S. Treasury	—	25,000	—
Proceeds from issuance of preferred stock	—	7,746	—
Redemption of preferred stock issued to the U.S. Treasury	(25,000)	—	—
Repurchases of treasury stock	—	—	(8,178)
Dividends paid	(3,422)	(5,911)	(5,051)
All other financing activities, net	(1,224)	540	3,028

Net cash (used in) provided by financing activities	(152,179)	247,831	184,056

Effect of exchange rate changes on cash and due from banks	238	(507)	424
Net decrease in cash and due from banks	(689)	(13,249)	(268)
Cash and due from banks at the beginning of the year	26,895	40,144	40,412

Cash and due from banks at the end of the year	$26,206	$26,895	$40,144

Cash interest paid	$16,875	$37,267	$43,472
Cash income taxes paid	5,434	2,280	7,472

Note:	In 2008, the fair values of noncash assets acquired and liabilities assumed in: (1) the merger with Bear Stearns were $288.2 billion and $287.7 billion, respectively (approximately 26 million shares of common stock valued at approximately $1.2 billion were issued in connection with the Bear Stearns merger); and (2) the Washington Mutual transaction were $260.3 billion and $260.1 billion, respectively.
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co. / 2009 Annual Report	141

Notes to consolidated financial statements
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segment information, see Note 34 on pages 237–239 of this Annual Report.
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
The usual condition for a controlling financial interest is ownership of a majority of the voting interests of the entity. However, a controlling financial interest also may be deemed to exist with respect to entities, such as special purpose entities (“SPEs”), through arrangements that do not involve controlling voting interests.
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
There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework and the variable interest entity (“VIE”) framework. The applicable framework depends on the nature of the entity and the Firm’s relation to that entity. The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain defined criteria. These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties as long as they do not have the unilateral ability to liquidate or to cause the entity to no longer meet the QSPE criteria. The Firm primarily follows the QSPE model for securitizations of its residential and commercial mortgages, and credit card, automobile and student loans. For further details, see Note 15 on pages 198–205 of this Annual Report.
When an SPE does not meet the QSPE criteria, consolidation is assessed pursuant to the VIE framework. A VIE is defined as an entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns.
U.S. GAAP requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE, or both. This party is considered the primary beneficiary. In making this determination, the Firm thoroughly evaluates the VIE’s design, capital structure and relationships among the variable interest holders. When the primary beneficiary cannot be identified through a qualitative analysis, the Firm performs a quantitative analysis, which computes and allocates expected losses or residual returns to variable interest holders. The allocation of expected cash flows in this analysis is based on the relative rights and preferences of each variable interest holder in the VIE’s capital structure. The Firm reconsiders whether it is the primary beneficiary of a VIE when certain events occur. For further details, see Note 16 on pages 206–214 of this Annual Report.
All retained interests and significant transactions between the Firm, QSPEs and nonconsolidated VIEs are reflected on JPMorgan Chase’s Consolidated Balance Sheets and in the Notes to consolidated financial statements.
Investments in companies that are considered to be voting-interest entities in which the Firm has significant influence over operating and financing decisions are either accounted for in accordance with the equity method of accounting or at fair value if elected under fair value option. These investments are generally included in other assets, with income or loss included in other income.
Generally, Firm-sponsored asset management funds are considered voting entities as the funds do not meet the conditions to be VIEs. In instances where the Firm is the general partner or managing member of limited partnerships or limited liability companies, the non-affiliated partners or members have the substantive ability to remove the Firm as the general partner or managing member without cause (i.e., kick-out rights), based on a simple unaffiliated majority vote, or have substantive participating rights. Accordingly, the Firm does not consolidate these funds. In limited cases where the non-affiliated partners or members do not have substantive kick-outs or participating right, the Firm consolidates the funds.

142	JPMorgan Chase & Co. / 2009 Annual Report

Private equity investments, which are recorded in other assets on the Consolidated Balance Sheets, include investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines. Accordingly, these investments, irrespective of the percentage of equity ownership interest held, are carried on the Consolidated Balance Sheets at fair value.
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated Balance Sheets.
Use of estimates in the preparation of consolidated financial statements
The preparation of Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates.
Foreign currency translation
JPMorgan Chase revalues assets, liabilities, revenue and expense denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates.
Gains and losses relating to translating functional currency financial statements for U.S. reporting are included in other comprehensive income/(loss) within stockholders’ equity. Gains and losses relating to nonfunctional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported in the Consolidated Statements of Income.
Statements of cash flows
For JPMorgan Chase’s Consolidated Statements of Cash Flows, cash is defined as those amounts included in cash and due from banks.
Significant accounting policies
The following table identifies JPMorgan Chase’s other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair value measurement	Note 3	Page 148
Fair value option	Note 4	Page 165
Derivative instruments	Note 5	Page 167
Noninterest revenue	Note 6	Page 175
Pension and other postretirement employee benefit plans	Note 8	Page 176
Employee stock-based incentives	Note 9	Page 184
Noninterest expense	Note 10	Page 186
Securities	Note 11	Page 187
Securities financing activities	Note 12	Page 192
Loans	Note 13	Page 192
Allowance for credit losses	Note 14	Page 196
Loan securitizations	Note 15	Page 198
Variable interest entities	Note 16	Page 206
Goodwill and other intangible assets	Note 17	Page 214
Premises and equipment	Note 18	Page 218
Other borrowed funds	Note 20	Page 219
Accounts payable and other liabilities	Note 21	Page 219
Income taxes	Note 27	Page 226
Commitments and contingencies	Note 30	Page 230
Off–balance sheet lending-related financial instruments and guarantees	Note 31	Page 230

Note 2 – Business changes and developments
Decrease in Common Stock Dividend
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective for the dividend payable April 30, 2009, to shareholders of record on April 6, 2009.
Acquisition of the banking operations of Washington Mutual Bank
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank (“Washington Mutual”) from the Federal Deposit Insurance Corporation (“FDIC”) for $1.9 billion. The acquisition expanded JPMorgan Chase’s consumer branch network into several states, including California, Florida Washington, Georgia, Idaho, Nevada and Oregon and created the third largest branch network in the U.S. The acquisition also extends the reach of the Firm’s business banking, commercial banking, credit card, consumer lending and wealth management businesses. The acquisition was accounted for under the purchase method of accounting, which requires that the assets and liabilities of Washington Mutual be initially reported at fair value.
In 2008, the $1.9 billion purchase price was preliminarily allocated to the Washington Mutual assets acquired and liabilities assumed, which resulted in negative goodwill. In accordance with U.S. GAAP for business combinations, that was in effect at the time of this acquisition, noncurrent nonfinancial assets that were not held-for-sale, such as the premises and equipment and other intangibles, acquired in the Washington Mutual transaction were written down against the negative goodwill. The negative goodwill that remained after writing down the nonfinancial assets was recognized as an extraordinary gain of $1.9 billion at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion.

JPMorgan Chase & Co. / 2009 Annual Report	143

Notes to consolidated financial statements
The final summary computation of the purchase price and the allocation of the final total purchase price of $1.9 billion to the net assets acquired of Washington Mutual – based on their respective fair values as of September 25, 2008, and the resulting final negative goodwill of $2.0 billion are presented below.

(in millions)

Purchase price
Purchase price		$1,938
Direct acquisition costs		3

Total purchase price		1,941
Net assets acquired
Washington Mutual’s net assets before fair value adjustments	$39,186
Washington Mutual’s goodwill and other intangible assets	(7,566)

Subtotal	31,620

Adjustments to reflect assets acquired at fair value:
Securities	(16)
Trading assets	(591)
Loans	(30,998)
Allowance for loan losses	8,216
Premises and equipment	680
Accrued interest and accounts receivable	(243)
Other assets	4,010

Adjustments to reflect liabilities assumed at fair value:
Deposits	(686)
Other borrowed funds	68
Accounts payable, accrued expense and other liabilities	(1,124)
Long-term debt	1,063

Fair value of net assets acquired		11,999

Negative goodwill before allocation to nonfinancial assets		(10,058)
Negative goodwill allocated to nonfinancial assets(a)		8,076

Negative goodwill resulting from the acquisition(b)		$(1,982)

(a)	The acquisition was accounted for as a purchase business combination, which requires the assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of an acquired business to be recorded at their respective fair values as of the effective date of the acquisition and consolidated with those of JPMorgan Chase. The fair value of the net assets of Washington Mutual’s banking operations exceeded the $1.9 billion purchase price, resulting in negative goodwill. Noncurrent, nonfinancial assets not held-for-sale, such as premises and equipment and other intangibles, were written down against the negative goodwill. The negative goodwill that remained after writing down transaction-related core deposit intangibles of approximately $4.9 billion and premises and equipment of approximately $3.2 billion was recognized as an extraordinary gain of $2.0 billion.

(b)	The extraordinary gain was recorded net of tax expense in Corporate/Private Equity.
Condensed statement of net assets acquired
The following condensed statement of net assets acquired reflects the final value assigned to the Washington Mutual net assets as of September 25, 2008.

(in millions)	September 25, 2008

Assets
Cash and due from banks	$3,680
Deposits with banks	3,517
Federal funds sold and securities purchased under resale agreements	1,700
Trading assets	5,691
Securities	17,224
Loans (net of allowance for loan losses)	206,456
Accrued interest and accounts receivable	3,253
Mortgage servicing rights	5,874
All other assets	16,596

Total assets	$263,991

Liabilities
Deposits	$159,872
Federal funds purchased and securities loaned or sold under repurchase agreements	4,549
Other borrowed funds	81,636
Trading liabilities	585
Accounts payable, accrued expense and other liabilities	6,708
Long-term debt	6,718

Total liabilities	260,068

Washington Mutual net assets acquired	$3,923

144	JPMorgan Chase & Co. / 2009 Annual Report

Merger with The Bear Stearns Companies Inc.
Effective May 30, 2008, BSC Merger Corporation, a wholly owned subsidiary of JPMorgan Chase, merged with The Bear Stearns Companies Inc. (“Bear Stearns”) pursuant to the Agreement and Plan of Merger, dated as of March 16, 2008, as amended March 24, 2008, and Bear Stearns became a wholly owned subsidiary of JPMorgan Chase. The merger provided the Firm with a leading global prime brokerage platform; strengthened the Firm’s equities and asset management businesses; enhanced capabilities in mortgage origination, securitization and servicing; and expanded the platform of the Firm’s energy business. The merger was accounted for under the purchase method of accounting, which requires that the assets and liabilities of Bear Stearns be fair valued. The final total purchase price to complete the merger was $1.5 billion.
The merger with Bear Stearns was accomplished through a series of transactions that were reflected as step acquisitions. On April 8, 2008, pursuant to the share exchange agreement, JPMorgan Chase acquired 95 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance) for 21 million shares of JPMorgan Chase common stock. Further, between March 24, 2008, and May 12, 2008, JPMorgan Chase acquired approximately 24 million shares of Bear Stearns common stock in the open market at an average purchase price of $12.37 per share. The share exchange and cash purchase transactions resulted in JPMorgan Chase owning approximately 49.4% of Bear Stearns common stock immediately prior to consummation of the merger. Finally, on May 30, 2008, JPMorgan Chase completed the merger. As a result of the merger, each outstanding share of Bear Stearns common stock (other than shares then held by JPMorgan Chase) was converted into the right to receive 0.21753 shares of common stock of JPMorgan Chase. Also, on May 30, 2008, the shares of common stock that JPMorgan Chase and Bear Stearns acquired from each other in the share exchange transaction were cancelled. From April 8, 2008, through May 30, 2008, JPMorgan Chase accounted for the investment in Bear Stearns under the equity method of accounting. During this period, JPMorgan Chase recorded reductions to its investment in Bear Stearns representing its share of Bear Stearns net losses, which was recorded in other income and accumulated other comprehensive income.
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

JPMorgan Chase & Co. / 2009 Annual Report	145

Notes to consolidated financial statements
As a result of step acquisition accounting, the final total purchase price of $1.5 billion was allocated to the Bear Stearns assets acquired and liabilities assumed using their fair values as of April 8, 2008, and May 30, 2008, respectively. The final summary computation of the purchase price and the allocation of the final total purchase price of $1.5 billion to the net assets acquired of Bear Stearns are presented below.

(in millions, except for shares (in thousands), per share amounts and where otherwise noted)

Purchase price
Shares exchanged in the Share Exchange transaction (April 8, 2008)	95,000
Other Bear Stearns shares outstanding	145,759

Total Bear Stearns stock outstanding	240,759
Cancellation of shares issued in the Share Exchange transaction	(95,000)
Cancellation of shares acquired by JPMorgan Chase for cash in the open market	(24,061)

Bear Stearns common stock exchanged as of May 30, 2008	121,698
Exchange ratio	0.21753

JPMorgan Chase common stock issued	26,473
Average purchase price per JPMorgan Chase common share(a)	$45.26

Total fair value of JPMorgan Chase common stock issued		$1,198
Bear Stearns common stock acquired for cash in the open market (24 million shares at an average share price of $12.37 per share)		298
Fair value of employee stock awards (largely to be settled by shares held in the RSU Trust(b))		242
Direct acquisition costs		27
Less: Fair value of Bear Stearns common stock held in the RSU Trust and included in the exchange of common stock		(269	)(b)

Total purchase price		1,496

Net assets acquired
Bear Stearns common stockholders’ equity	$6,052

Adjustments to reflect assets acquired at fair value:
Trading assets	(3,877)
Premises and equipment	509
Other assets	(288)

Adjustments to reflect liabilities assumed at fair value:
Long-term debt	504
Other liabilities	(2,289)

Fair value of net assets acquired excluding goodwill		611

Goodwill resulting from the merger(c)		$885

(a)	The value of JPMorgan Chase common stock was determined by averaging the closing prices of JPMorgan Chase’s common stock for the four trading days during the period March 19 through 25, 2008.

(b)	Represents shares of Bear Stearns common stock held in an irrevocable grantor trust (the “RSU Trust”), to be used to settle stock awards granted to selected employees and certain key executives under certain heritage Bear Stearns employee stock plans. Shares in the RSU Trust were exchanged for 6 million shares of JPMorgan Chase common stock at the merger exchange ratio of 0.21753. For further discussion of the RSU Trust, see Note 9 on pages 184–186 of this Annual Report.

(c)	The goodwill was recorded in Investment Bank (“IB”) and is not tax-deductible.
Condensed statement of net assets acquired
The following condensed statement of net assets acquired reflects the final values assigned to the Bear Stearns net assets as of May 30, 2008.

(in millions)	May 30, 2008

Assets
Cash and due from banks	$534
Federal funds sold and securities purchased under resale agreements	21,204
Securities borrowed	55,195
Trading assets	136,489
Loans	4,407
Accrued interest and accounts receivable	34,677
Goodwill	885
All other assets	35,377

Total assets	$288,768

Liabilities
Federal funds purchased and securities loaned or sold under repurchase agreements	$54,643
Other borrowings	16,166
Trading liabilities	24,267
Beneficial interests issued by consolidated VIEs	47,042
Long-term debt	67,015
Accounts payable and other liabilities	78,569

Total liabilities	287,702

Bear Stearns net assets(a)	$1,066

146	JPMorgan Chase & Co. / 2009 Annual Report

(a)	Reflects the fair value assigned to 49.4% of the Bear Stearns net assets acquired on April 8, 2008 (net of related amortization), and the fair value assigned to the remaining 50.6% of the Bear Stearns net assets acquired on May 30, 2008. The difference between the net assets acquired, as presented above, and the fair value of the net assets acquired (including goodwill), presented in the previous table, represents JPMorgan Chase’s net losses recorded under the equity method of accounting.
Unaudited pro forma condensed combined financial information reflecting the Bear Stearns merger and Washington Mutual transaction
The following unaudited pro forma condensed combined financial information presents the 2008 and 2007 results of operations of the Firm as they may have appeared, if the Bear Stearns merger and the Washington Mutual transaction had been completed on January 1, 2008, and January 1, 2007.

Year ended December 31,
(in millions, except per share data)	2008	2007

Total net revenue	$68,149	$92,052
Income/(loss) before extraordinary gain	(14,090)	17,733
Net income/(loss)	(12,184)	17,733
Net income per common share data:
Basic earnings per share(a)
Income/(loss) before extraordinary gain	$(4.26)	$5.02
Net income/(loss)	(3.72)	5.02
Diluted earnings per share(a)(b)
Income/(loss) before extraordinary gain	(4.26)	4.96
Net income/(loss)	(3.72)	4.96
Average common shares issued and outstanding
Basic	3,510.5	3,429.6
Diluted	3,510.5	3,471.3

(a)	Effective January 1, 2009, the Firm implemented FASB guidance for participating securities. Accordingly, prior-period amounts have been revised. For further discussion of the guidance, see Note 25 on page 224 of this Annual Report.

(b)	Common equivalent shares have been excluded from the pro forma computation of diluted loss per share for the year ended December 31, 2008, as the effect would be antidilutive.
The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2008, and as of January 1, 2007, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the years ended December 31, 2008 and 2007, were pro forma adjustments to reflect the results of operations of Bear Stearns and Washington Mutual’s banking operations, considering the purchase accounting, valuation and accounting conformity adjustments related to each transaction. For the Washington Mutual transaction, the amortization of purchase accounting adjustments to report interest-earning assets acquired and interest-bearing liabilities assumed at current interest rates is reflected for the years ended December 31, 2008 and 2007. Valuation adjustments and the adjustment to conform allowance methodologies in the Washington Mutual transaction, and valuation and accounting conformity adjustments related to the Bear Stearns merger are reflected in the results for the years ended December 31, 2008 and 2007.
Internal reorganization related to the Bear Stearns merger
On June 30, 2008, JPMorgan Chase fully and unconditionally guaranteed each series of outstanding preferred stock of Bear Stearns, as well as all of Bear Stearns’ outstanding U.S. Securities and Exchange Commission (“SEC”) registered U.S. debt securities and obligations relating to trust preferred capital debt securities. Subsequently, on July 15, 2008, JPMorgan Chase completed an internal merger transaction, which resulted in each series of outstanding preferred stock of Bear Stearns being automatically exchanged into newly-issued shares of JPMorgan Chase preferred stock having substantially identical terms. Depositary shares, which formerly had represented a one-fourth interest in a share of Bear Stearns preferred stock, continue to trade on the New York Stock Exchange but following completion of this internal merger transaction, represent a one-fourth interest in a share of JPMorgan Chase preferred stock. In addition, pursuant to internal transactions in July 2008 and the first quarter 2009, JPMorgan Chase assumed or guaranteed the remaining outstanding securities of Bear Stearns and its subsidiaries, in each case in accordance with the indentures and other agreements governing those securities.
Other business events
Purchase of remaining interest in J.P. Morgan Cazenove
On January 4, 2010, JPMorgan Chase purchased the remaining interest in J.P. Morgan Cazenove, an investment banking business partnership formed in 2005, which will result in an adjustment to the Firm’s capital surplus.
Termination of Chase Paymentech Solutions joint venture
The dissolution of Chase Paymentech Solutions joint venture, a global payments and merchant acquiring joint venture between JPMorgan Chase and First Data Corporation, was completed on November 1, 2008. JPMorgan Chase retained approximately 51% of the business, which it operates under the name Chase Paymentech Solutions. The dissolution of the Chase Paymentech Solutions joint venture was accounted for as a step acquisition in

JPMorgan Chase & Co. / 2009 Annual Report	147

Notes to consolidated financial statements

accordance with U.S. GAAP for business combinations, and the Firm recognized an after-tax gain of $627 million in the fourth quarter of 2008 as a result of the dissolution. The gain represents the amount by which the fair value of the net assets acquired (predominantly intangible assets and goodwill) exceeded JPMorgan Chase’s carrying value in the net assets transferred to First Data Corporation. Upon dissolution, the Firm consolidated the retained Chase Paymentech Solutions business.
Proceeds from Visa Inc. shares
On March 19, 2008, Visa Inc. (“Visa”) completed its initial public offering (“IPO”). Prior to the IPO, JPMorgan Chase held approximately a 13% equity interest in Visa. On March 28, 2008, Visa used a portion of the proceeds from the offering to redeem a portion of the Firm’s equity interest, which resulted in the recognition of a pretax gain of $1.5 billion (recorded in other income). In conjunction with the IPO, Visa placed $3.0 billion in escrow to cover liabilities related to certain litigation matters. The escrow was increased by $1.1 billion in 2008 and by $700 million in 2009. JPMorgan Chase’s interest in the escrow was recorded as a reduction of other expense and reported net to the extent of established litigation reserves.
Purchase of remaining interest in Highbridge Capital Management
In January 2008, JPMorgan Chase purchased an additional equity interest in Highbridge Capital Management, LLC (“Highbridge”), which resulted in the Firm owning 77.5% of Highbridge. In July 2009, JPMorgan Chase completed its purchase of the remaining interest in Highbridge, which resulted in a $228 million adjustment to capital surplus.
Subsequent events
The Firm has performed an evaluation of events that have occurred subsequent to December 31, 2009, and through February 24, 2010 (the date of the filing of this Annual Report). There have been no material subsequent events that occurred during such period that would require disclosure in this Annual Report, or would be required to be recognized in the Consolidated Financial Statements, as of or for the year ended December 31, 2009.
Note 3 – Fair value measurement
JPMorgan Chase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are carried at fair value on a recurring basis. Certain assets and liabilities are carried at fair value on a nonrecurring basis, including loans accounted for at the lower of cost or fair value that are only subject to fair value adjustments under certain circumstances.
The Firm has an established and well-documented process for determining fair values. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity of the instrument. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters. Valuation adjustments are applied consistently over time.
•	Credit valuation adjustments (“CVA”) are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few classes of derivative contracts are listed on an exchange, the majority of derivative positions are valued using internally developed models that use as their basis observable market parameters. Market practice is to quote parameters equivalent to an “AA” credit rating whereby all counterparties are assumed to have the same credit quality. Therefore, an adjustment is necessary to reflect the credit quality of each derivative counterparty to arrive at fair value. The adjustment also takes into account contractual factors designed to reduce the Firm’s credit exposure to each counterparty, such as collateral and legal rights of offset.

•	Debit valuation adjustments (“DVA”) are necessary to reflect the credit quality of the Firm in the valuation of liabilities measured at fair value. The methodology to determine the adjustment is consistent with CVA and incorporates JPMorgan Chase’s credit spread as observed through the credit default swap market.

•	Liquidity valuation adjustments are necessary when the Firm may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger-than-normal market-size risk positions (liquidity adjustments are not taken for positions classified within level 1 of the fair value hierarchy). The Firm tries to ascertain the amount of uncertainty in the initial valuation based on the degree of liquidity in the market in which the financial instrument trades and makes liquidity adjustments to the carrying value of the financial instrument. The Firm measures the liquidity adjustment based on the following factors: (1) the amount of time since the last relevant pricing point; (2) whether there was an actual trade or relevant external quote; and (3) the volatility of the principal risk component of the financial instrument. Costs to exit larger-than-normal market-size risk positions are determined based on the size of the adverse market move that is likely to occur during the period required to bring a position down to a nonconcentrated level.

•	Unobservable parameter valuation adjustments are necessary when positions are valued using internally developed models that use as their basis unobservable parameters – that is, parameters that must be estimated and are, therefore, subject to management judgment. These positions are normally traded less actively. Examples include certain credit products where parameters such as correlation and recovery rates are

148	JPMorgan Chase & Co. / 2009 Annual Report

unobservable. Unobservable parameter valuation adjustments are applied to mitigate the possibility of error and revision in the estimate of the market price provided by the model.
The Firm has numerous controls in place intended to ensure that its fair valuations are appropriate. An independent model review group reviews the Firm’s valuation models and approves them for use for specific products. All valuation models within the Firm are subject to this review process. A price verification group, independent from the risk-taking function, ensures observable market prices and market-based parameters are used for valuation wherever possible. For those products with material parameter risk for which observable market levels do not exist, an independent review of the assumptions made on pricing is performed. Additional review includes deconstruction of the model valuations for certain structured instruments into their components, and benchmarking valuations, where possible, to similar products; validating valuation estimates through actual cash settlement; and detailed review and explanation of recorded gains and losses, which are analyzed daily and over time. Valuation adjustments, which are also determined by the independent price verification group, are based on established policies and are applied consistently over time. Any changes to the valuation methodology are reviewed by management to confirm that the changes are justified. As markets and products develop and the pricing for certain products becomes more or less transparent, the Firm continues to refine its valuation methodologies. During 2009, no changes were made to the Firm’s valuation models that had, or are expected to have, a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
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
Valuation Hierarchy
A three-level valuation hierarchy has been established under U.S. GAAP for disclosure of fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.
•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – one or more inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
Following is a description of the valuation methodologies used by the Firm to measure instruments at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
Assets
Securities purchased under resale agreements (“resale agreements”) and securities borrowed
To estimate the fair value of resale agreements and securities borrowed transactions, cash flows are evaluated taking into consideration any derivative features of the resale agreement and are then discounted using the appropriate market rates for the applicable maturity. As the inputs into the valuation are primarily based on readily observable pricing information, such resale agreements are classified within level 2 of the valuation hierarchy.
Loans and unfunded lending-related commitments
The majority of the Firm’s loans and lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The fair value of such loans and lending-related commitments is included in the additional disclosures of fair value of certain financial instruments required by U.S. GAAP on pages 163–164 of this Note. Loans carried at fair value on a recurring and nonrecurring basis are included in the applicable tables that follow.
Wholesale
 There is no liquid secondary market for most loans and lending-related commitments in the Firm’s wholesale portfolio. In the limited circumstances where direct secondary market information, including pricing of actual market transactions, broker quotations or quoted market prices for similar instruments, is available (principally for loans in the Firm’s secondary trading portfolio), such information is used in the determination of fair value. For the remainder of the portfolio, fair value is estimated using a discounted cash flow (“DCF”) model. In addition to the characteristics of the underlying loans (including principal, customer rate and contractual fees), key inputs to the model include interest rates, prepayment rates, and credit spreads. The credit spread input is derived from the cost of credit default swaps (“CDS”) and, as a result, also incorporates the effects of secondary market liquidity. As many of the Firm’s clients do not have bonds traded with sufficient liquidity in the public markets to have observable CDS spreads, the Firm principally develops benchmark credit curves by industry and credit rating to estimate fair value. Additional adjustments to account for the difference in recovery rates between bonds, on which the cost of credit derivatives is based, and loans as well as loan equivalents (which represent the portion of an unused commitment expected, based on the Firm’s average portfolio historical experience, to become outstanding prior to an obligor default) are also incorporated into the valuation process.

JPMorgan Chase & Co. / 2009 Annual Report	149

Notes to consolidated financial statements

For a discussion of the valuation of mortgage loans carried at fair value, see the “Mortgage-related exposures carried at fair value” section of this Note on pages 161–162.
The Firm’s loans carried at fair value are classified within level 2 or 3 of the valuation hierarchy depending on the level of liquidity and activity in the markets for a particular product.
Consumer
The only products in the Firm’s consumer loan portfolio with a meaningful level of secondary market activity in the current economic environment are certain conforming residential mortgages. These loans are classified as trading assets and carried at fair value on the Consolidated Balance Sheets. They are predominantly classified within level 2 of the valuation hierarchy based on the level of market liquidity and activity. For further discussion of the valuation of mortgage loans carried at fair value see the “Mortgage-related exposures carried at fair value” section on pages 161–162 of this Note.
The fair value of the Firm’s other consumer loans (except for credit card receivables) is generally determined by discounting the loan principal and interest cash flows expected to be collected at a market observable discount rate, when available. Portfolio-specific factors that a market participant would consider in determining fair value (e.g., expected lifetime credit losses, estimated prepayments, servicing costs and market liquidity) are either modeled into the cash flow projections or incorporated as an adjustment to the discount rate. For products that continue to be offered in the market, discount rates are derived from market-observable primary origination spreads. Where primary origination spreads are not available (i.e., subprime mortgages, subprime home equity and option adjustable-rate mortgages (“option ARMs”), the valuation is based on the Firm’s estimate of a market participant’s required return on equity for similar products (i.e., a hypothetical origination spread). Estimated lifetime credit losses consider expected and current default rates for existing portfolios, collateral prices (where applicable) and expectations about changes in the economic environment (e.g., unemployment rates).
The fair value of credit card receivables is determined using a discounted expected cash flow methodology. Key estimates and assumptions include: projected interest income and late fee revenue, funding, servicing, credit costs, and loan payment rates. The projected loan payment rates are used to determine the estimated life of the credit card loan receivables, which are then discounted using a risk-appropriate discount rate. The discount rate is derived from the Firm’s estimate of a market participant’s expected return on credit card receivables. As the credit card receivables have a short-term life, an amount equal to the allowance for credit losses is considered to be a reasonable proxy for the credit cost component.
Loans that are not carried on the Consolidated Balance Sheets at fair value are not classified within the fair value hierarchy.
Securities
Where quoted prices for identical securities are available in an active market, securities are classified in level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products for which there are quoted prices in active markets such as U.S. government agency or U.S. government-sponsored enterprise (collectively, “U.S. government agencies”), pass-through mortgage-backed securities (“MBS”), and exchange-traded equities (e.g., common and preferred stocks).
If quoted market prices are not available for the specific security, the Firm may estimate the value of such instruments using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided from independent pricing services. The Firm may also use pricing models or discounted cash flows. The majority of such instruments are classified within level 2 of the valuation hierarchy; however, in cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.
For certain collateralized mortgage and debt obligations, asset-backed securities (“ABS”) and high-yield debt securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. For “cash” collateralized debt obligations (“CDOs”), external price information is not available. Therefore, cash CDOs are valued using market-standard models, such as Intex, to model the specific collateral composition and cash flow structure of each deal; key inputs to the model are market spread data for each credit rating, collateral type and other relevant contractual features. ABS are valued based on external prices or market spread data, using current market assumptions on prepayments and defaults. For those ABS where the external price data is not observable or the limited available data is opaque, the collateral performance is monitored and the value of the security is assessed. To benchmark its valuations, the Firm looks to transactions for similar instruments and utilizes independent prices provided by third-party vendors, broker quotes and relevant market indices, such as the ABX index, as applicable. While none of those sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Firm’s estimates. The majority of collateralized mortgage and debt obligations, high-yield debt securities and ABS are currently classified in level 3 of the valuation hierarchy. For further discussion of the valuation of mortgage securities carried at fair value see the “Mortgage-related exposures carried at fair value” section of this Note on pages 161–162.
Commodities
Commodities inventory are carried at the lower of cost or fair value. The fair value of commodities inventory is determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. The majority of commodities inventory is classified within level 1 of the valuation hierarchy.

150	JPMorgan Chase & Co. / 2009 Annual Report

The Firm also has positions in commodities-based derivatives that can be traded on an exchange or over-the-counter (“OTC”) and carried at fair value. The pricing inputs to these derivatives include forward curves of underlying commodities, basis curves, volatilities, correlations, and occasionally other model parameters. The valuation of these derivatives is based on calibrating to market transactions, as well as to independent pricing information from sources such as brokers and dealer consensus pricing services. Where inputs are unobservable, they are benchmarked to observable market data based on historic and implied correlations, then adjusted for uncertainty where appropriate. The majority of commodities-based derivatives are classified within level 2 of the valuation hierarchy.
Derivatives
Exchange-traded derivatives valued using quoted prices are classified within level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, the majority of the Firm’s derivative positions are valued using internally developed models that use as their basis readily observable market parameters – that is, parameters that are actively quoted and can be validated to external sources, including industry pricing services. Depending on the types and contractual terms of derivatives, fair value can be modeled using a series of techniques, such as the Black-Scholes option pricing model, simulation models or a combination of various models, which are consistently applied. Where derivative products have been established for some time, the Firm uses models that are widely accepted in the financial services industry. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of the counterparty. Further, many of these models do not contain a high level of subjectivity, as the methodologies used in the models do not require significant judgment, and inputs to the models are readily observable from actively quoted markets, as is the case for “plain vanilla” interest rate swaps, option contracts and CDS. Such instruments are generally classified within level 2 of the valuation hierarchy.
Derivatives that are valued based on models with significant unobservable market parameters and that are normally traded less actively, have trade activity that is one way, and/or are traded in less-developed markets are classified within level 3 of the valuation hierarchy. Level 3 derivatives include, for example, CDS referenced to certain MBS, certain types of CDO transactions, options on baskets of single-name stocks, and callable exotic interest rate options.
Other complex products, such as those sensitive to correlation between two or more underlying parameters, also fall within level 3 of the valuation hierarchy. Such instruments include complex credit derivative products which are illiquid and non-standard in nature, including CDOs and CDO-squared. A CDO is a debt instrument collateralized by a variety of debt obligations, including CDS, bonds and loans of different maturities and credit qualities. The repackaging of such securities and loans within a CDO results in the creation of tranches, which are instruments with different risk profiles. In a CDO-squared transaction, the instrument is a CDO where the underlying debt instruments are also
CDOs. For most CDO and CDO-squared transactions, while inputs such as CDS spreads and recovery rates may be observable, the correlation between the underlying debt instruments is unobservable. The correlation levels are not only modeled on a portfolio basis but are also calibrated at a transaction level to liquid benchmark tranches. For all complex credit derivative products, actual transactions, where available, are used to regularly recalibrate all unobservable parameters.
Correlation sensitivity is also material to the overall valuation of options on baskets of single-name stocks; the valuation of these baskets is typically not observable due to their non-standardized structuring. Correlation for products such as these is typically estimated based on an observable basket of stocks and then adjusted to reflect the differences between the underlying equities.
For callable exotic interest rate options, while most of the assumptions in the valuation can be observed in active markets (e.g. interest rates and volatility), the callable option transaction flow is essentially one-way, and as such, price observability is limited. As pricing information is limited, assumptions are based on the dynamics of the underlying markets (e.g., the interest rate markets) including the range and possible outcomes of the applicable inputs. In addition, the models used are calibrated, as relevant, to liquid benchmarks, and valuation is tested against monthly independent pricing services and actual transactions.
Mortgage servicing rights and certain retained interests in securitizations
Mortgage servicing rights (“MSRs”) and certain retained interests from securitization activities do not trade in an active, open market with readily observable prices. Accordingly, the Firm estimates the fair value of MSRs and certain other retained interests in securitizations using DCF models.
•	For MSRs, the Firm uses an option-adjusted spread (“OAS”) valuation model in conjunction with the Firm’s proprietary prepayment model to project MSR cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates to estimate the fair value of the MSRs. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Firm reassesses and periodically adjusts the underlying inputs and assumptions used in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. Due to the nature of the valuation inputs, MSRs are classified within level 3 of the valuation hierarchy.

•	For certain retained interests in securitizations, the Firm estimates the fair value for those retained interests by calculating the present value of future expected cash flows using modeling techniques. Such models incorporate management’s best estimates of key variables, such as expected credit losses, prepayment speeds and the discount rates appropriate for the risks involved. Changes in the assumptions used may have a significant impact on the Firm’s valuation of retained interests,

JPMorgan Chase & Co. / 2009 Annual Report	151

Notes to consolidated financial statements

and such interests are therefore typically classified within level 3 of the valuation hierarchy.
For both MSRs and certain other retained interests in securitizations, the Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. For further discussion of the most significant assumptions used to value retained interests and MSRs, as well as the applicable stress tests for those assumptions, see Note 17 on pages 214–217 of this Annual Report.
Private equity investments
The valuation of nonpublic private equity investments, which are held primarily by the Private Equity business within the Corporate/Private Equity line of business, requires significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. As such, private equity investments are valued initially based on cost. Each quarter, valuations are reviewed utilizing available and relevant market data to determine if the carrying value of these investments should be adjusted. Such market data primarily include observations of the trading multiples of public companies considered comparable to the private companies being valued and the operating performance of the underlying portfolio company, including its historical and projected net income and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Valuations are adjusted to account for company-specific issues, the lack of liquidity inherent in a nonpublic investment and the fact that comparable public companies are not identical to the companies being valued. In addition, a variety of additional factors are reviewed by management, including, but not limited to, financing and sales transactions with third parties, future expectations of the particular investment, changes in market outlook and the third-party financing environment. Nonpublic private equity investments are included in level 3 of the valuation hierarchy.
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
Other fund investments
The Firm holds investments in mutual/collective investment funds, private equity funds, hedge funds and real estate funds. Where the funds produce a daily net asset value (“NAV”) that is validated by a sufficient level of observable activity (purchases and sales at NAV), the NAV is used to value the fund investment and it is classified in level 1 of the valuation hierarchy. Where adjustments to the NAV are required, for example, with respect to interests in funds subject to restrictions on redemption (such as lock-up periods or withdrawal limitations) and/or observable activity for the fund investment is limited, investments are classified within level 2 or 3 of the valuation hierarchy.
Liabilities
Securities sold under repurchase agreements (“repurchase agreements”)
To estimate the fair value of repurchase agreements, cash flows are evaluated taking into consideration any derivative features of the repurchase agreements and are then discounted using the appropriate market rates for the applicable maturity. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to, or in excess of, the principal amount loaned; as a result, there would be no adjustment, or an immaterial adjustment, to reflect the credit quality of the Firm (i.e., DVA) related to these agreements. As the inputs into the valuation are primarily based on observable pricing information, repurchase agreements are classified within level 2 of the valuation hierarchy.
Beneficial interests issued by consolidated VIEs
The fair value of beneficial interests issued by consolidated VIEs (“beneficial interests”) is estimated based on the fair value of the underlying assets held by the VIEs. The valuation of beneficial interests does not include an adjustment to reflect the credit quality of the Firm, as the holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Where the inputs into the valuation are based on observable market pricing information, the beneficial interests are classified within level 2 of the valuation hierarchy. Where significant inputs into the valuation are unobservable, the beneficial interests are classified within level 3 of the valuation hierarchy.
Deposits, other borrowed funds and long-term debt
Included within deposits, other borrowed funds and long-term debt are structured notes issued by the Firm that are financial instruments containing embedded derivatives. To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivative features and are then discounted using the appropriate market rates for the applicable maturities. In addition, the valuation of structured notes includes an adjustment to reflect the credit quality of the Firm (i.e., the DVA). Where the inputs into the valuation are primarily based on observable market prices, the structured notes are classified within level 2 of the valuation hierarchy. Where significant inputs are unobservable, the structured notes are classified within level 3 of the valuation hierarchy.

152	JPMorgan Chase & Co. / 2009 Annual Report

The following tables present financial instruments measured at fair value as of December 31, 2009 and 2008, by major product category on the Consolidated Balance Sheets and by the fair value hierarchy (as described above).
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
				Netting	Total
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments	Fair value

Federal funds sold and securities purchased under resale agreements	$—	$20,536	$—	$—	$20,536
Securities borrowed	—	7,032	—	—	7,032

Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	33,092	8,373	260	—	41,725
Residential – nonagency(b)	—	2,284	1,115	—	3,399
Commercial – nonagency(b)	—	537	1,770	—	2,307

Total mortgage-backed securities	33,092	11,194	3,145	—	47,431
U.S. Treasury and government agencies(a)	23,033	227	—	—	23,260
Obligations of U.S. states and municipalities	—	5,681	1,971	—	7,652
Certificates of deposit, bankers’ acceptances and commercial paper	—	5,419	—	—	5,419
Non-U.S. government debt securities	25,684	32,487	734	—	58,905
Corporate debt securities	—	48,754	5,241	—	53,995
Loans(c)	—	18,330	13,218	—	31,548
Asset-backed securities	—	1,428	7,975	—	9,403

Total debt instruments	81,809	123,520	32,284	—	237,613
Equity securities	75,053	3,450	1,956	—	80,459
Physical commodities(d)	9,450	586	—	—	10,036
Other	—	1,884	926	—	2,810

Total debt and equity instruments	166,312	129,440	35,166	—	330,918
Derivative receivables(e)	2,344	1,516,490	46,684	(1,485,308)	80,210

Total trading assets	168,656	1,645,930	81,850	(1,485,308)	411,128

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	158,957	8,941	—	—	167,898
Residential – nonagency(b)	—	14,773	25	—	14,798
Commercial – nonagency(b)	—	4,590	—	—	4,590

Total mortgage-backed securities	158,957	28,304	25	—	187,286
U.S. Treasury and government agencies(a)	405	29,592	—	—	29,997
Obligations of U.S. states and municipalities	—	6,188	349	—	6,537
Certificates of deposit	—	2,650	—	—	2,650
Non-U.S. government debt securities	5,506	18,997	—	—	24,503
Corporate debt securities	1	62,007	—	—	62,008
Asset-backed securities:
Credit card receivables	—	25,742	—	—	25,742
Collateralized debt and loan obligations	—	5	12,144	—	12,149
Other	—	6,206	588	—	6,794
Equity securities	2,466	146	87	—	2,699

Total available-for-sale securities	167,335	179,837	13,193	—	360,365

Loans	—	374	990	—	1,364
Mortgage servicing rights	—	—	15,531	—	15,531
Other assets:
Private equity investments(f)	165	597	6,563	—	7,325
All other(g)	7,241	90	9,521	—	16,852

Total other assets	7,406	687	16,084	—	24,177

Total assets measured at fair value on a recurring
basis(h)	$343,397	$1,854,396	$127,648	$(1,485,308)	$840,133
Less: Level 3 assets for which the Firm does not bear economic exposure(i)			2,118

Total recurring level 3 assets for which the Firm bears economic exposure			$125,530

JPMorgan Chase & Co. / 2009 Annual Report	153

Notes to consolidated financial statements

	Fair value hierarchy
				Netting	Total
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Deposits	$—	$3,979	$476	$—	$4,455
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,396	—	—	3,396
Other borrowed funds	—	5,095	542	—	5,637
Trading liabilities:
Debt and equity instruments	54,077	10,859	10	—	64,946
Derivative payables(e)	2,038	1,481,813	35,332	(1,459,058)	60,125

Total trading liabilities	56,115	1,492,672	35,342	(1,459,058)	125,071

Accounts payable and other liabilities	—	2	355	—	357
Beneficial interests issued by consolidated VIEs	—	785	625	—	1,410
Long-term debt	—	30,685	18,287	—	48,972

Total liabilities measured at fair value on a recurring basis	$56,115	$1,536,614	$55,627	$(1,459,058)	$189,298

154	JPMorgan Chase & Co. / 2009 Annual Report

	Fair value hierarchy
				Netting	Total
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Federal funds sold and securities purchased under resale agreements	$—	$20,843	$—	$—	$20,843
Securities borrowed	—	3,381	—	—	3,381
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	48,761	9,984	163	—	58,908
Residential – nonagency(b)	—	658	3,339	—	3,997
Commercial – nonagency(b)	—	329	2,487	—	2,816

Total mortgage-backed securities	48,761	10,971	5,989	—	65,721
U.S. Treasury and government agencies(a)	29,646	1,659	—	—	31,305
Obligations of U.S. states and municipalities	—	10,361	2,641	—	13,002
Certificates of deposit, bankers’ acceptances and commercial paper	1,180	6,312	—	—	7,492
Non-U.S. government debt securities	19,986	17,954	707	—	38,647
Corporate debt securities	1	55,042	5,280	—	60,323
Loans(c)	—	14,711	17,091	—	31,802
Asset-backed securities	—	2,414	7,106	—	9,520

Total debt instruments	99,574	119,424	38,814	—	257,812
Equity securities	73,174	3,992	1,380	—	78,546
Physical commodities(d)	3,455	126	—	—	3,581
Other	4	6,188	1,226	—	7,418

Total debt and equity instruments	176,207	129,730	41,420	—	347,357
Derivative receivables(e)	3,630	2,685,101	52,991	(2,579,096)	162,626

Total trading assets	179,837	2,814,831	94,411	(2,579,096)	509,983

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	109,009	8,376	—	—	117,385
Residential – nonagency(b)	—	9,115	49	—	9,164
Commercial – nonagency(b)	—	3,939	—	—	3,939

Total mortgage-backed securities	109,009	21,430	49	—	130,488
U.S. Treasury and government agencies(a)	615	9,742	—	—	10,357
Obligations of U.S. states and municipalities	34	2,463	838	—	3,335
Certificates of deposit	—	17,282	—	—	17,282
Non-U.S. government debt securities	6,112	2,232	—	—	8,344
Corporate debt securities	—	9,497	57	—	9,554
Asset-backed securities:
Credit card receivables	—	11,391	—	—	11,391
Collateralized debt and loan obligations	—	—	11,195	—	11,195
Other	—	643	252	—	895
Equity securities	3,053	15	—	—	3,068

Total available-for-sale securities	118,823	74,695	12,391	—	205,909

Loans	—	5,029	2,667	—	7,696
Mortgage servicing rights	—	—	9,403	—	9,403
Other assets:
Private equity investments(f)	151	332	6,369	—	6,852
All other(g)	5,977	11,355	8,114	—	25,446

Total other assets	6,128	11,687	14,483	—	32,298

Total assets measured at fair value on a recurring basis	$304,788	$2,930,466	$133,355	$(2,579,096)	$789,513
Less: Level 3 assets for which the Firm does not bear economic exposure(i)			21,169

Total recurring level 3 assets for which the Firm bears economic exposure			$112,186

JPMorgan Chase & Co. / 2009 Annual Report	155

Notes to consolidated financial statements

	Fair value hierarchy
				Netting	Total
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Deposits	$—	$4,370	$1,235	$—	$5,605
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,993	—	—	2,993
Other borrowed funds	—	14,612	101	—	14,713
Trading liabilities:
Debt and equity instruments	34,568	10,418	288	—	45,274
Derivative payables(e)	3,630	2,622,371	43,484	(2,547,881)	121,604

Total trading liabilities	38,198	2,632,789	43,772	(2,547,881)	166,878

Accounts payable and other liabilities	—	—	—	—	—
Beneficial interests issued by consolidated VIEs	—	1,735	—	—	1,735
Long-term debt	—	41,666	16,548	—	58,214

Total liabilities measured at fair value on a recurring basis	$38,198	$2,698,165	$61,656	$(2,547,881)	$250,138

(a)	Includes total U.S. government-sponsored enterprise obligations of $195.8 billion and $182.1 billion at December 31, 2009 and 2008, respectively, which were predominantly mortgage-related.

(b)	For further discussion of residential and commercial MBS, see the “Mortgage-related exposure carried at fair value” section of this Note on pages 161–162.

(c)	Included within trading loans at December 31, 2009 and 2008, respectively, are $15.7 billion and $12.1 billion of residential first-lien mortgages and $2.7 billion and $4.3 billion of commercial first-lien mortgages. For further discussion of residential and commercial loans carried at fair value or the lower of cost or fair value, see the “Mortgage-related exposure carried at fair value” section of this Note on pages 161–162.

(d)	Physical commodities inventories are accounted for at the lower of cost or fair value.

(e)	As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances, the reduction in the level 3 derivative receivable and derivative payable balances would be $16.0 billion at December 31, 2009.

(f)	Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio was $8.8 billion and $8.3 billion at December 31, 2009 and 2008, respectively.

(g)	Includes assets within accrued interest receivable and other assets at December 31, 2009 and 2008.

(h)	Balances include investments valued at NAV at December 31, 2009, of $16.8 billion, of which $9.0 billion is classified in level 1, $3.2 billion in level 2 and $4.6 billion in level 3.

(i)	Includes assets for which the Firm serves as an intermediary between two parties and does not bear market risk. The assets are predominantly reflected within derivative receivables.

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the activity for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the years ended December 31, 2009, 2008 and 2007 (including changes in fair value). Level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

156	JPMorgan Chase & Co. / 2009 Annual Report

	Fair value measurements using significant unobservable inputs
						Change in
						Unrealized
						gains/
						(losses)
						related to
		Total				financial
	Fair	realized/	Purchases,	Transfers	Fair	instruments
Year ended	value,	unrealized	issuances	into and/or	value,	held at
December 31, 2009	January 1,	gains/	settlements,	out of	December 31,	December 31,
(in millions)	2009	(losses)	net	level 3(g)	2009	2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$163	$(38)	$62	$73	$260	$(38)
Residential – nonagency(a)	3,339	(782)	(245)	(1,197)	1,115	(871)
Commercial – nonagency(a)	2,487	(242)	(325)	(150)	1,770	(313)

Total mortgage-backed securities	5,989	(1,062)	(508)	(1,274)	3,145	(1,222)
Obligations of U.S. states and municipalities	2,641	(22)	(648)	—	1,971	(123)
Non-U.S. government debt securities	707	38	(75)	64	734	34
Corporate debt securities	5,280	38	(3,416)	3,339	5,241	(72)
Loans	17,091	(871)	(3,497)	495	13,218	(1,167)
Asset-backed securities	7,106	1,436	(378)	(189)	7,975	734

Total debt instruments	38,814	(443)	(8,522)	2,435	32,284	(1,816)
Equity securities	1,380	(149)	(512)	1,237	1,956	(51)
Other	1,226	(79)	(253)	32	926	(119)

Total debt and equity instruments	41,420	(671) (c)	(9,287)	3,704	35,166	(1,986) (c)

Net derivative receivables	9,507	(11,406) (c)	(3,448)	16,699	11,352	(10,835) (c)
Available-for-sale securities:
Asset-backed securities	11,447	(2)	1,112	175	12,732	(48)
Other	944	(269)	302	(516)	461	43

Total available-for-sale securities	12,391	(271) (d)	1,414	(341)	13,193	(5) (d)

Loans	2,667	(448) (c)	(1,906)	677	990	(488) (c)
Mortgage servicing rights	9,403	5,807 (e)	321	—	15,531	5,807 (e)
Other assets:
Private equity investments	6,369	(407) (c)	582	19	6,563	(369) (c)
All other(b)	8,114	(676) (f)	2,439	(356)	9,521	(612) (f)

	Fair value measurements using significant unobservable inputs
							Change in
							Unrealized
							(gains)/
							losses
							related to
		Total					financial
	Fair	realized/		Purchases,	Transfers	Fair	instruments
Year ended	value,	unrealized		issuances	into and/or	value,	held at
December 31, 2009	January 1,	(gains)/		settlements,	out of	December 31,	December 31,
(in millions)	2009	losses		net	level 3(g)	2009	2009

Liabilities(h):
Deposits	$1,235	$47	(c)	$(870)	$64	$476	$(36)	(c)
Other borrowed funds	101	(73)	(c)	621	(107)	542	9	(c)
Trading liabilities:
Debt and equity instruments	288	64	(c)	(339)	(3)	10	12	(c)
Accounts payable and other liabilities	—	(55)	(c)	410	—	355	(29)	(c)
Beneficial interests issued by consolidated VIEs	—	344	(c)	(598)	879	625	327	(c)
Long-term debt	16,548	1,367	(c)	(2,738)	3,110	18,287	1,728	(c)

JPMorgan Chase & Co. / 2009 Annual Report	157

Notes to consolidated financial statements

	Fair value measurements using significant unobservable inputs
							Change in
							unrealized
							gains/
							(losses)
							related to
		Total					financial
	Fair	realized/		Purchases,	Transfers	Fair	instruments
Year ended	value,	unrealized		issuances	into and/or	value,	held at
December 31, 2008	January 1,	gains/		settlements,	out of	December 31,	December 31,
(in millions)	2008	(losses)		net	level 3(g)	2008	2008

Assets:
Trading assets:
Debt and equity instruments	$24,066	$(12,805	)(c)	$6,201	$23,958	$41,420	$(9,860	)(c)
Net derivative receivables	633	4,556	(c)	2,290	2,028	9,507	1,814	(c)
Available-for-sale securities	101	(1,232	)(d)	3,772	9,750	12,391	(422	)(d)
Loans	8,380	(1,547	)(c)	12	(4,178)	2,667	(1,324	)(c)
Mortgage servicing rights	8,632	(6,933	)(e)	7,704	—	9,403	(6,933	)(e)
Other assets:
Private equity investments	6,763	(638	)(c)	320	(76)	6,369	(1,089	)(c)
All other(b)	5,978	(940	)(f)	2,787	289	8,114	(753	)(f)

	Fair value measurements using significant unobservable inputs
							Change in
							unrealized
							(gains)/
							losses
							related to
		Total					financial
	Fair	realized/		Purchases,	Transfers	Fair	instruments
Year ended	value,	unrealized		issuances	into and/or	value,	held at
December 31, 2008	January 1,	(gains)/		settlements,	out of	December 31,	December 31,
(in millions)	2008	losses		net	level 3(g)	2008	2008

Liabilities(h):
Deposits	$1,161	$(57	)(c)	$79	$52	$1,235	$(69	)(c)
Other borrowed funds	105	(7	)(c)	53	(50)	101	(24	)(c)
Trading liabilities:
Debt and equity instruments	480	(73	)(c)	(33)	(86)	288	(125	)(c)
Accounts payable and other liabilities	25	(25	)(c)	—	—	—	—
Beneficial interests issued by consolidated VIEs	82	(24	)(c)	(603)	545	—	—
Long-term debt	21,938	(4,502	)(c)	(1,717)	829	16,548	(3,682	)(c)

158	JPMorgan Chase & Co. / 2009 Annual Report

	Fair value measurements using significant unobservable inputs
							Change in
							unrealized
							gains/
							(losses)
							related to
		Total					financial
	Fair	realized/		Purchases,	Transfers	Fair	instruments
Year ended	value,	unrealized		issuances	into and/or	value,	held at
December 31, 2007	January 1,	gains/		settlements,	out of	December 31,	December 31,
(in millions)	2007	(losses)		net	level 3	2007	2007

Assets:
Trading assets:
Debt and equity instruments	$9,320	$(916	)(c)	$5,902	$9,760	$24,066	$(912	)(c)
Net derivative receivables	(2,800)	1,674	(c)	257	1,502	633	1,979	(c)
Available-for-sale securities	177	38	(d)	(21)	(93)	101	(5	)(d)
Loans	643	(346	)(c)	8,013	70	8,380	(36	)(c)
Mortgage servicing rights	7,546	(516	)(e)	1,602	—	8,632	(516	)(e)
Other assets:
Private equity investments	5,493	4,051	(c)	(2,764)	(17)	6,763	1,711	(c)
All other(b)	4,274	35	(f)	1,196	473	5,978	(21	)(f)

	Fair value measurements using significant unobservable inputs
							Change in
							unrealized
							(gains)/
							losses
							related to
		Total					financial
	Fair	realized/		Purchases,	Transfers	Fair	instruments
Year ended	value,	unrealized		issuances	into and/or	value,	held at
December 31, 2007	January 1,	(gains)/		settlements,	out of	December 31,	December 31,
(in millions)	2007	losses		net	level 3	2007	2007

Liabilities(h):
Deposits	$385	$42	(c)	$667	$67	$1,161	$38	(c)
Other borrowed funds	—	67	(c)	34	4	105	135	(c)
Trading liabilities:
Debt and equity instruments	32	(383	)(c)	125	706	480	734	(c)
Accounts payable and other liabilities	—	460	(c)	(435)	—	25	25	(c)
Beneficial interests issued by consolidated VIEs	8	(6	)(c)	(1)	81	82	—
Long-term debt	11,386	1,142	(c)	6,633	2,777	21,938	468	(c)

(a)	For further discussion of residential and commercial MBS, see the “Mortgage-related exposures carried at fair value” section of this Note on pages 161–162.

(b)	Includes assets within accrued interest receivable and other assets at December 31, 2009, 2008 and 2007.

(c)	Reported in principal transactions revenue, except for changes in fair value for Retail Financial Services (“RFS”) mortgage loans originated with the intent to sell, which are reported in mortgage fees and related income.

(d)	Realized gains and losses on available-for-sale securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains and losses are reported in other comprehensive income.

(e)	Changes in fair value for RFS mortgage servicing rights are measured at fair value and reported in mortgage fees and related income.

(f)	Predominantly reported in other income.

(g)	Beginning January 1, 2008, all transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.

(h)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities carried at fair value on a nonrecurring basis) were 29%, 25% and 17% at December 31, 2009, 2008 and 2007, respectively.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following tables present the financial instruments carried on the Consolidated Balance Sheets by caption and level within the valuation hierarchy (as described above) as of December 31, 2009 and 2008, for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value hierarchy
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans retained(a)	$—	$4,544	$1,137	$5,681
Loans held-for-sale(b)	—	601	1,029	1,630

Total loans	—	5,145	2,166	7,311

Other real estate owned	—	307	387	694
Other assets	—	—	184	184

Total other assets	—	307	571	878

Total assets at fair value on a nonrecurring basis	$—	$5,452	$2,737	$8,189

Accounts payable and other liabilities(c)	$—	$87	$39	$126

Total liabilities at fair value on a nonrecurring basis	$—	$87	$39	$126

	Fair value hierarchy
December 31, 2008 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans retained(a)	$—	$2,344	$345	$2,689
Loans held-for-sale(b)	—	2,647	3,654	6,301

Total loans	—	4,991	3,999	8,990

Other real estate owned	—	706	103	809
Other assets	—	1,057	188	1,245

Total other assets	—	1,763	291	2,054

Total assets at fair value on a nonrecurring basis	$—	$6,754	$4,290	$11,044

Accounts payable and other liabilities(c)	$—	$212	$98	$310

Total liabilities at fair value on a nonrecurring basis	$—	$212	$98	$310

(a)	Reflects delinquent mortgage and home equity loans where the carrying value is based on the fair value of the underlying collateral.

(b)	Predominantly includes leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(c)	Represents, at December 31, 2009 and 2008, the fair value adjustment associated with $648 million and $1.5 billion, respectively, of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio

JPMorgan Chase & Co. / 2009 Annual Report	159

Notes to consolidated financial statements

Nonrecurring fair value changes
The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, related to financial instruments held at these dates.

Year ended December 31,
(in millions)	2009	2008	2007

Loans retained	$(3,550)	$(1,159)	$(218)
Loans held-for-sale	(389)	(2,728)	(502)

Total loans	(3,939)	(3,887)	(720)

Other assets	(104)	(685)	(161)
Accounts payable and other liabilities	31	(285)	2

Total nonrecurring fair value gains/(losses)	$(4,012)	$(4,857)	$(879)

In the above table, loans predominantly include: (1) write-downs of delinquent mortgage and home equity loans where impairment is based on the fair value of the underlying collateral; and (2) the change in fair value for leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value. Accounts payable and other liabilities predominantly include the change in fair value for unfunded lending-related commitments within the leveraged lending portfolio.
Level 3 analysis
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 6% of total Firm assets at both December 31, 2009 and 2008. Level 3 assets were $130.4 billion at December 31, 2009, reflecting a decrease of $7.3 billion in 2009, due to the following:
•	A net decrease of $6.3 billion in gross derivative receivables, predominantly driven by the tightening of credit spreads. Offsetting a portion of the decrease were net transfers into level 3 during the year, most notably a transfer into level 3 of $41.3 billion of structured credit derivative receivables, and a transfer out of level 3 of $17.7 billion of single-name CDS on ABS. The fair value of the receivables transferred into level 3 during the year was $22.1 billion at December 31, 2009. The fair value of structured credit derivative payables with a similar underlying risk profile to the previously noted receivables, that are also classified in level 3, was $12.5 billion at December 31, 2009. These derivatives payables offset the receivables, as they are modeled and valued the same way with the same parameters and inputs as the assets.

•	A net decrease of $3.5 billion in loans, predominantly driven by sales of leveraged loans and transfers of similar loans to level 2, due to increased price transparency for such assets. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and, therefore, included in the nonrecurring fair value assets.
•	A net decrease of $6.3 billion in trading assets – debt and equity instruments, primarily in loans and residential- and commercial-MBS, principally driven by sales and markdowns, and by sales and unwinds of structured transactions with hedge funds. The declines were partially offset by a transfer from level 2 to level 3 of certain structured notes reflecting lower liquidity and less pricing observability, and also increases in the fair value of other ABS.

•	A net increase of $6.1 billion in MSRs, due to increases in the fair value of the asset, related primarily to market interest rate and other changes affecting the Firm’s estimate of future prepayments, as well as sales in RFS of originated loans for which servicing rights were retained. These increases were offset partially by servicing portfolio runoff.

•	A net increase of $1.9 billion in accrued interest and accounts receivable related to increases in subordinated retained interests from the Firm’s credit card securitization activities.
Gains and Losses
Gains and losses included in the tables for 2009 and 2008 included:
2009
•	$11.4 billion of net losses on derivatives, primarily related to the tightening of credit spreads.

•	Net losses on trading–debt and equity instruments of $671 million, consisting of $2.1 billion of losses, primarily related to residential and commercial loans and MBS, principally driven by markdowns and sales, partially offset by gains of $1.4 billion, reflecting increases in the fair value of other ABS. (For a further discussion of the gains and losses on mortgage-related exposures, inclusive of risk management activities, see the “Mortgage-related exposures carried at fair value” discussion below.)

•	$5.8 billion of gains on MSRs.

•	$1.4 billion of losses related to structured note liabilities, predominantly due to volatility in the equity markets.
2008
•	Losses on trading-debt and equity instruments of approximately $12.8 billion, principally from mortgage-related transactions and auction-rate securities.

•	Losses of $6.9 billion on MSRs.

•	Losses of approximately $3.9 billion on leveraged loans.

•	Net gains of $4.6 billion related to derivatives, principally due to changes in credit spreads and rate curves.

•	Gains of $4.5 billion related to structured notes, principally due to significant volatility in the fixed income, commodities and equity markets.

•	Private equity losses of $638 million.
For further information on changes in the fair value of the MSRs, see Note 17 on pages 215–216 of this Annual Report.

160	JPMorgan Chase & Co. / 2009 Annual Report

Mortgage-related exposures carried at fair value
The following table provides a summary of the Firm’s mortgage-related exposures, including the impact of risk management activities.
These exposures include all mortgage-related securities and loans carried at fair value regardless of their classification within the fair value hierarchy, and that are carried at fair value through earnings or at the lower of cost or fair value. The table excludes securities held in the available-for-sale portfolio, which are reported on page 162 of this Note.

	Exposure as of		Exposure as of
	December 31, 2009		December 31, 2008		Net gains/(losses)(e)
					Reported	Reported
					in income –	in income –
		Net of risk		Net of risk	year ended	year ended
		management		management	December 31,	December 31,
(in millions)	Gross	activities(d)	Gross	activities(d)	2009	2008

U.S. Residential Mortgage:(a)(b)(c)
Prime	$3,482	$3,482	$4,612	$4,612
Alt-A	3,030	3,030	3,934	3,917

	6,512	6,512	8,546	8,529	$537	$(4,093)

Subprime	569	137	941	(28)	(76)	(369)

Non-U.S. Residential(c)	1,702	1,321	1,591	951	86	(292)

Commercial Mortgage:
Securities	2,337	1,898	2,836	1,438	257	(792)
Loans	2,699	2,035	4,338	2,179	(333)	(752)

(a)	Excluded at December 31, 2009 and 2008, are certain mortgages and mortgage-related assets that are carried at fair value and recorded in trading assets, such as: (i) U.S. government agency securities that are liquid and of high credit quality of $41.7 billion and $58.9 billion, respectively; (ii) conforming mortgage loans originated with the intent to sell to U.S. government agencies of $11.1 billion and $6.2 billion, respectively; and (iii) reverse mortgages of $4.5 billion and $4.3 billion, respectively, for which the principal risk is mortality risk. Also excluded are MSRs, which are reported in Note 17 on pages 214–217 of this Annual Report.
(b)	Excluded certain mortgage-related financing transactions, which are collateralized by mortgage-related assets, of $4.1 billion and $5.7 billion at December 31, 2009 and 2008, respectively. These financing transactions are excluded from the table, as they are accounted for on an accrual basis of accounting. For certain financings deemed to be impaired, impairment is measured and recognized based on the fair value of the collateral. Of these financing transactions, $136 million and $1.2 billion were considered impaired at December 31, 2009 and 2008, respectively.
(c)	Total residential mortgage exposures at December 31, 2009 and 2008, include: (i) securities of $3.4 billion and $4.0 billion, respectively; (ii) loans carried at fair value or the lower of cost or fair value of $5.0 billion and $5.9 billion, respectively; and (iii) forward purchase commitments included in derivative receivables of $358 million and $1.2 billion, respectively.
(d)	Amounts reflect the effects of derivatives used to manage the credit risk of the gross exposures arising from cash-based instruments. The amounts are presented on a bond- or loan-equivalent (notional) basis. Derivatives are excluded from the gross exposure, as they are principally used for risk management purposes.
(e)	Net gains and losses include all revenue related to the positions (i.e., interest income, changes in fair value of the assets, changes in fair value of the related risk management positions, and interest expense related to the liabilities funding those positions).

Residential mortgages
Classification and Valuation – Residential mortgage loans and MBS are classified within level 2 or level 3 of the valuation hierarchy, depending on the level of liquidity and activity in the markets for a particular product. Level 3 assets include nonagency residential whole loans and subordinated nonagency residential MBS. Products that continue to have reliable price transparency as evidenced by consistent market transactions, such as senior nonagency securities, as well as agency securities, are classified in level 2.
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
When relevant market activity is not occurring or is limited, the fair value is estimated as follows:
Residential mortgage loans – Fair value of residential mortgage loans is estimated by projecting the expected cash flows and discounting those cash flows at a rate reflective of current market liquidity. To estimate the projected cash flows (inclusive of assumptions of prepayment, default rates and loss severity), specific consideration is given to both borrower-specific and other market factors, including, but not limited to: the borrower’s FICO score; the type of collateral supporting the loan; an estimate of the current value of the collateral supporting the loan; the level of documentation for the loan; and market-derived expectations for home price appreciation or depreciation in the respective geography of the borrower.
Residential mortgage-backed securities – Fair value of residential MBS is estimated considering the value of the collateral and the specific attributes of the securities held by the Firm. The value of the collateral pool supporting the securities is analyzed using the same techniques and factors described above for residential mortgage loans, albeit in a more aggregated manner across the pool. For example, average FICO scores, average delinquency rates, average loss severities and prepayment rates, among other metrics, may be evaluated. In addition, as each securitization vehicle distributes cash in a manner or order that is predetermined at the inception of the vehicle, the priority in which each particular MBS is allocated cash flows, and the level of credit enhancement that is in place to support those cash flows, are key considerations in

JPMorgan Chase & Co. / 2009 Annual Report	161

Notes to consolidated financial statements

deriving the value of residential MBS. Finally, the risk premium that investors demand for securitized products in the current market is factored into the valuation. To benchmark its valuations, the Firm looks to transactions for similar instruments and utilizes independent pricing provided by third-party vendors, broker quotes and relevant market indices, such as the ABX index, as applicable. While none of those sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Firm’s estimates.
Commercial mortgages
Commercial mortgages are loans to companies backed by commercial real estate. Commercial MBS are securities collateralized by a pool of commercial mortgages. Typically, commercial mortgages have lock-out periods where the borrower is restricted from prepaying the loan for a specified timeframe, or periods where there are disincentives for the borrower to prepay the loan due to prepayment penalties. These features reduce prepayment risk for commercial mortgages relative to that of residential mortgages.
Classification and Valuation
While commercial mortgages and commercial MBS are classified within level 2 or level 3 of the valuation hierarchy, depending on the level of liquidity and activity in the markets, the majority of these mortgages, including both loans and lower-rated securities, are currently classified in level 3. Level 2 assets include fixed-rate commercial MBS.
Commercial mortgage loans – Fair value of commercial mortgage loans is estimated by projecting the expected cash flows and discounting those cash flows at a rate reflective of current market liquidity. To estimate the projected cash flows, consideration is given to both borrower-specific and other market factors, including, but not limited to: the borrower’s debt-to-service coverage ratio; the type of commercial property (e.g., retail, office, lodging, multi-family, etc.); an estimate of the current loan-to-value ratio; and market-derived expectations for property price appreciation or depreciation in the respective geographic location.
Commercial mortgage-backed securities – When relevant market activity is not present or is limited, the value of commercial MBS is estimated considering the value of the collateral and the specific attributes of the securities held by the Firm. The value of the collateral pool supporting the securities is analyzed using the same techniques and factors described above for the valuation of commercial mortgage loans, albeit in a more aggregated manner across the pool. For example, average delinquencies, loan or geographic concentrations, and average debt-service coverage ratios, among other metrics, may be evaluated. In addition, as each securitization vehicle distributes cash in a manner or order that is predetermined at the inception of the vehicle, the priority in which each particular MBS security is allocated cash flows, and the level of credit enhancement that is in place to support those cash flows, are key considerations in deriving the value of commercial MBS. Finally, the risk premium that investors demand for securitized products in the current market is factored into the valuation. To benchmark its valuations, the Firm utilizes independent pricing provided by third-party vendors, and broker quotes, as applicable. While none of those sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Firm’s estimates.

The following table presents mortgage-related activities within the available-for-sale securities portfolio.

					Unrealized gains/(losses) included
			Net gains/(losses) reported		in other comprehensive
As of or for the year ended December 31,	Exposures		in income during the year(b)		income (pretax) during the year
(in millions)	2009	2008	2009	2008	2009	2008

Mortgage-backed securities:
U.S. government agencies	$167,898	$117,385	$1,232	$476	$849	$2,076
Residential:
Prime and Alt-A	4,523	6,895	(364)	(32)	856	(1,965)
Subprime	17	194	(49)	(89)	19	(32)
Non-U.S.	10,258	2,075	(1)	2	412	(156)
Commercial	4,590	3,939	(9)	—	744	(684)

Total mortgage-backed securities	$187,286	$130,488	$809	$357	$2,880	$(761)
U.S. government agencies(a)	29,562	9,657	5	11	(55)	(54)

(a)	Represents direct mortgage-related obligations of government-sponsored enterprises.
(b)	Excludes related net interest income.

Exposures in the table above include $216.8 billion and $140.1 billion of MBS classified as available-for-sale in the Firm’s Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. These investments are primarily used as part of the Firm’s centralized risk management of structural interest rate risk (the sensitivity of the Firm’s Consolidated Balance Sheets to changes in interest rates). Changes in the Firm’s structural interest rate position, as well as changes in the overall interest rate environment, are continually monitored, resulting in periodic repositioning of securities classified as available-for-sale. Given that this portfolio is primarily used to manage the Firm’s structural interest rate risk, nearly all of these securities are either backed by U.S. government agencies or are rated “AAA.”
For additional information on investment securities in the available-for-sale portfolio, see Note 11 on pages 187–191 of this Annual Report.

162	JPMorgan Chase & Co. / 2009 Annual Report

Credit adjustments
When determining the fair value of an instrument, it may be necessary to record a valuation adjustment to arrive at an exit price under U.S. GAAP. Valuation adjustments include, but are not limited to, amounts to reflect counterparty credit quality and the Firm’s own creditworthiness. The market’s view of the Firm’s credit quality is reflected in credit spreads observed in the CDS market. For a detailed discussion of the valuation adjustments the Firm considers, see the valuation discussion at the beginning of this Note.
The following table provides the credit adjustments, excluding the effect of any hedging activity, as reflected within the Consolidated Balance Sheets of the Firm as of the dates indicated.

December 31,
(in millions)	2009	2008

Derivative receivables balance	$80,210	$162,626
Derivatives CVA(a)	(3,697)	(9,566)

Derivative payables balance	60,125	121,604
Derivatives DVA	(629)	(1,389)

Structured notes balance(b)(c)	59,064	67,340
Structured notes DVA	(840)	(2,413)

(a)	Derivatives CVA, gross of hedges, includes results managed by credit portfolio and other lines of business within IB.
(b)	Structured notes are recorded within long-term debt, other borrowed funds, or deposits on the Consolidated Balance Sheets, based on the tenor and legal form of the note.
(c)	Structured notes are carried at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 165–167 of this Annual Report
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

Year ended December 31,
(in millions)	2009	2008	2007

Credit adjustments:
Derivatives CVA(a)	$5,869	$(7,561)	$(803)
Derivatives DVA	(760)	789	514
Structured notes DVA(b)	(1,573)	1,211	806

(a)	Derivatives CVA, gross of hedges, includes results managed by credit portfolio and other lines of business within IB.
(b)	Structured notes are carried at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 165–167 of this Annual Report.
Fair value measurement transition
In connection with the initial adoption of FASB guidance on fair value measurement, the Firm recorded the following on January 1, 2007:
•	a cumulative effect increase to retained earnings of $287 million, primarily related to the release of profit previously deferred in accordance with previous FASB guidance for certain derivative contracts;

•	an increase to pretax income of $166 million ($103 million after-tax) related to the incorporation of the Firm’s creditworthiness in the valuation of liabilities recorded at fair value; and

•	an increase to pretax income of $464 million ($288 million after-tax) related to valuations of nonpublic private equity investments.
Additional disclosures about the fair value of financial instruments (including financial instruments not carried at fair value)
U.S. GAAP requires disclosure of the estimated fair value of certain financial instruments, and the methods and significant assumptions used to estimate their fair value. Financial instruments within the scope of these disclosure requirements are included in the following table; other financial instruments and all nonfinancial instruments are excluded from the scope. Accordingly, the fair value disclosures required provide only a partial estimate of the fair value of JPMorgan Chase. For example, the Firm has developed long-term relationships with its customers through its deposit base and credit card accounts, commonly referred to as core deposit intangibles and credit card relationships. In the opinion of management, these items, in the aggregate, add significant value to JPMorgan Chase, but their fair value is not disclosed in this Note.
Financial instruments for which carrying value approximates fair value
Certain financial instruments that are not carried at fair value on the Consolidated Balance Sheets are carried at amounts that approximate fair value, due to their short-term nature and generally negligible credit risk. These instruments include: cash and due from banks; deposits with banks, federal funds sold, securities purchased under resale agreements and securities borrowed with short-dated maturities; short-term receivables and accrued interest receivable; commercial paper; federal funds purchased, and securities loaned or sold under repurchase agreements with short-dated maturities; other borrowed funds (excluding advances from Federal Home Loan Banks); accounts payable; and accrued liabilities. In addition, U.S. GAAP requires that the fair value of deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value; recognition of the inherent funding value of these instruments is not allowed.

JPMorgan Chase & Co. / 2009 Annual Report	163

Notes to consolidated financial statements
The following table presents the carrying value and estimated fair value of financial assets and liabilities.

	2009			2008
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
December 31, (in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$89.4	$89.4	$—	$165.0	$165.0	$—
Accrued interest and accounts receivable (included $5.0 and $3.1 at fair value at December 31, 2009 and 2008, respectively)	67.4	67.4	—	61.0	61.0	—
Federal funds sold and securities purchased under resale agreements (included $20.5 and $20.8 at fair value at December 31, 2009 and 2008, respectively)	195.4	195.4	—	203.1	203.1	—
Securities borrowed (included $7.0 and $3.4 at fair value at December 31, 2009 and 2008, respectively)	119.6	119.6	—	124.0	124.0	—
Trading assets	411.1	411.1	—	510.0	510.0	—
Securities (included $360.4 and $205.9 at fair value at December 31, 2009 and 2008, respectively)	360.4	360.4	—	205.9	205.9	—
Loans (included $1.4 and $7.7 at fair value at December 31, 2009 and 2008, respectively)	601.9	598.3	(3.6)	721.7	700.0	(21.7)
Mortgage servicing rights at fair value	15.5	15.5	—	9.4	9.4	—
Other (included $19.2 and $29.2 at fair value at December 31, 2009 and 2008, respectively)	73.4	73.2	(0.2)	83.0	83.1	0.1

Total financial assets	$1,934.1	$1,930.3	$(3.8)	$2,083.1	$2,061.5	$(21.6)

Financial liabilities
Deposits (included $4.5 and $5.6 at fair value at December 31, 2009 and 2008, respectively)	$938.4	$939.5	$(1.1)	$1,009.3	$1,010.2	$(0.9)
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3.4 and $3.0 at fair value at December 31, 2009 and 2008, respectively)	261.4	261.4	—	192.5	192.5	—
Commercial paper	41.8	41.8	—	37.8	37.8	—
Other borrowed funds (included $5.6 and $14.7 at fair value at December 31, 2009 and 2008, respectively)	55.7	55.9	(0.2)	132.4	134.1	(1.7)
Trading liabilities	125.1	125.1	—	166.9	166.9	—
Accounts payable and other liabilities (included $0.4 and zero at fair value at December 31, 2009 and 2008, respectively)	136.8	136.8	—	167.2	167.2	—
Beneficial interests issued by consolidated VIEs (included $1.4 and $1.7 at fair value at December 31, 2009 and 2008, respectively)	15.2	15.2	—	10.6	10.5	0.1
Long-term debt and junior subordinated deferrable interest debentures (included $49.0 and $58.2 at fair value at December 31, 2009 and 2008, respectively)	266.3	268.4	(2.1)	270.7	262.1	8.6

Total financial liabilities	$1,840.7	$1,844.1	$(3.4)	$1,987.4	$1,981.3	$6.1

Net (depreciation)/appreciation			$(7.2)			$(15.5)

The majority of the Firm’s unfunded lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The estimated fair values of the Firm’s wholesale lending-related commitments at December 31, 2009 and 2008, were liabilities of $1.3 billion and $7.5 billion, respectively. The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower prior notice or, in some cases, without notice as permitted by law.
Trading assets and liabilities
Trading assets include debt and equity instruments held for trading purposes that JPMorgan Chase owns (“long” positions), certain loans for which the Firm manages on a fair value basis and has elected the fair value option, and physical commodities inventories that are accounted for at the lower of cost or fair value. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading assets and liabilities are carried at fair value on the Consolidated Balance Sheets. For a discussion of the valuation and a summary of trading assets and trading liabilities, including derivative receivables and payables, see Note 4 on pages 165–167 and Note 5 on pages 167–175 of this Annual Report.

164	JPMorgan Chase & Co. / 2009 Annual Report

Trading assets and liabilities average balances
Average trading assets and liabilities were as follows for the periods indicated.

Year ended December 31, (in millions)	2009	2008	2007

Trading assets – debt and equity instruments	$318,063	$384,102	$381,415
Trading assets – derivative receivables	110,457	121,417	65,439
Trading liabilities – debt and equity instruments(a)	$60,224	$78,841	$94,737
Trading liabilities – derivative payables	77,901	93,200	65,198

(a)	Primarily represent securities sold, not yet purchased.

Note 4 – Fair value option
The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.
Elections
Elections were made by the Firm to:
•	mitigate income statement volatility caused by the differences in the measurement basis of elected instruments (for example, certain instruments elected were previously accounted for on an accrual basis) while the associated risk management arrangements are accounted for on a fair value basis;

•	eliminate the complexities of applying certain accounting models (e.g., hedge accounting or bifurcation accounting for hybrid instruments); and

•	better reflect those instruments that are managed on a fair value basis.
Elections include:
•	Securities financing arrangements with an embedded derivative and/or a maturity of greater than one year.

•	Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis.

•	Structured notes issued as part of IB’s client-driven activities. (Structured notes are financial instruments that contain embedded derivatives.)

•	Certain tax credits and other equity investments acquired as part of the Washington Mutual transaction.
The cumulative effect on retained earnings of the adoption of the fair value option on January 1, 2007, was $199 million.

JPMorgan Chase & Co. / 2009 Annual Report	165

Notes to consolidated financial statements
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, for items for which the fair value option was elected. Profit and loss information for related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2009				2008				2007
				Total changes				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value	Principal	Other		in fair value
December 31, (in millions)	transactions	income		recorded	transactions	income		recorded	transactions	income		recorded

Federal funds sold and securities purchased under resale agreements	$(553)	$—		$(553)	$1,139	$—		$1,139	$580	$—		$580
Securities borrowed	82	—		82	29	—		29	—	—		—

Trading assets:
Debt and equity instruments, excluding loans	619	25	(c)	644	(870)	(58	)(c)	(928)	421	(1	)(c)	420
Loans reported as trading assets:
Changes in instrument- specific credit risk	(300)	(177)	(c)	(477)	(9,802)	(283	)(c)	(10,085)	(517)	(157	)(c)	(674)
Other changes in fair value	1,132	3,119	(c)	4,251	696	1,178	(c)	1,874	188	1,033	(c)	1,221
Loans:
Changes in instrument-specific credit risk	(78)	—		(78)	(1,991)	—		(1,991)	102	—		102
Other changes in fair value	(343)	—		(343)	(42)	—		(42)	40	—		40
Other assets	—	(731	)(d)	(731)	—	(660	)(d)	(660)	—	30	(d)	30

Deposits(a)	(766)	—		(766)	(132)	—		(132)	(906)	—		(906)
Federal funds purchased and securities loaned or sold under repurchase agreements	116	—		116	(127)	—		(127)	(78)			(78)
Other borrowed funds(a)	(1,277)	—		(1,277)	1,888	—		1,888	(412)	—		(412)
Trading liabilities	(3)	—		(3)	35	—		35	(17)	—		(17)
Accounts payable and other liabilities	64	—		64	—	—		—	(460)	—		(460)
Beneficial interests issued by consolidated VIEs	(351)	—		(351)	355	—		355	(228)	—		(228)
Long-term debt:
Changes in instrument-specific credit risk(a)	(1,543)	—		(1,543)	1,174	—		1,174	771	—		771
Other changes in fair value(b)	(2,393)	—		(2,393)	16,202	—		16,202	(2,985)	—		(2,985)

(a)	Total changes in instrument-specific credit risk related to structured notes were $(1.6) billion, $1.2 billion and $806 million for the years ended December 31, 2009, 2008 and 2007, respectively. These totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.
(b)	Structured notes are debt instruments with embedded derivatives that are tailored to meet a client’s need for derivative risk in funded form. The embedded derivative is the primary driver of risk. The 2008 gain included in “Other changes in fair value” results from a significant decline in the value of certain structured notes where the embedded derivative is principally linked to either equity indices or commodity prices, both of which declined sharply during the third quarter of 2008. Although the risk associated with the structured notes is actively managed, the gains reported in this table do not include the income statement impact of such risk management instruments.
(c)	Reported in mortgage fees and related income.
(d)	Reported in other income.

Determination of instrument-specific credit risk for items for which a fair value election was made
The following describes how the gains and losses included in earnings during 2009, 2008 and 2007, which were attributable to changes in instrument-specific credit risk, were determined.
•	Loans and lending-related commitments: For floating-rate instruments, all changes in value are attributed to instrument-specific credit risk. For fixed-rate instruments, an allocation of the changes in value for the period is made between those changes in value that are interest rate-related and changes in value that are credit-related. Allocations are generally based on an analysis of borrower-specific credit spread and recovery information, where available, or benchmarking to similar entities or industries.
•	Long-term debt: Changes in value attributable to instrument-specific credit risk were derived principally from observable changes in the Firm’s credit spread.
•	Resale and repurchase agreements, securities borrowed agreements and securities lending agreements: Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount loaned; as a result, there would be no adjustment or an immaterial adjustment for instrument-specific credit risk related to these agreements.

166	JPMorgan Chase & Co. / 2009 Annual Report

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2009 and 2008, for loans and long-term debt for which the fair value option has been elected. The loans were classified in trading assets — loans or in loans.

	2009				2008
				Fair value				Fair value
				over/(under)				over/(under)
	Contractual			contractual	Contractual			contractual
	principal			principal	principal			principal
December 31, (in millions)	outstanding		Fair value	outstanding	outstanding		Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—		$—	$—	$—		$—	$—
Loans	—		—	—	—		—	—
Nonaccrual loans
Loans reported as trading assets	7,264		2,207	(5,057)	5,156		1,460	(3,696)
Loans	1,126		151	(975)	189		51	(138)

Subtotal	8,390		2,358	(6,032)	5,345		1,511	(3,834)
All other performing loans
Loans reported as trading assets	35,095		29,341	(5,754)	36,336		30,342	(5,994)
Loans	2,147		1,000	(1,147)	10,206		7,441	(2,765)

Total loans	$45,632		$32,699	$(12,933)	$51,887		$39,294	$(12,593)

Long-term debt
Principal protected debt	$26,765	(b)	$26,378	$(387)	$27,043	(b)	$26,241	$(802)
Nonprincipal protected debt(a)	NA		22,594	NA	NA		31,973	NA

Total long-term debt	NA		48,972	NA	NA		58,214	NA

Long-term beneficial interests
Principal protected debt	$90		$90	$—	$—		$—	$—
Nonprincipal protected debt(a)	NA		1,320	NA	NA		1,735	NA

Total long-term beneficial interests	NA		$1,410	NA	NA		$1,735	NA

(a)	Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note.
(b)	Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.

Note 5 – Derivative instruments
Derivative instruments enable end-users to modify or mitigate exposure to credit or market risks. Counterparties to a derivative contract seek to obtain risks and rewards similar to those that could be obtained from purchasing or selling a related cash instrument without having to exchange the full purchase or sales price upfront. JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage risks of market exposures. The majority of the Firm’s derivatives are entered into for market-making purposes.
Trading derivatives
The Firm transacts in a variety of derivatives in its trading portfolios to meet the needs of customers (both dealers and clients) and to generate revenue through this trading activity. The Firm makes markets in derivatives for its customers (collectively, “client derivatives”), seeking to mitigate or modify interest rate, credit, foreign exchange, equity and commodity risks. The Firm actively manages the risks from its exposure to these derivatives by entering into other derivative transactions or by purchasing or selling other financial instruments that partially or fully offset the exposure from client derivatives. The Firm also seeks to earn a spread between the client derivatives and offsetting positions, and from the remaining open risk positions.
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
Foreign currency forward contracts are used to manage the foreign exchange risk associated with certain foreign currency–denominated (i.e., non-U.S.) assets and liabilities and forecasted transactions, as well as the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not

JPMorgan Chase & Co. / 2009 Annual Report	167

Notes to consolidated financial statements

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
Commodities based forward and futures contracts are used to manage the price risk of certain inventory, including gold and base metals, in the Firm’s commodities portfolio. Gains or losses on the forwards and futures are expected to substantially offset the depreciation or appreciation of the related inventory. Also in the commodities portfolio, electricity and natural gas futures and forwards contracts are used to manage price risk associated with energy-related tolling and load-serving contracts and investments.
The Firm uses credit derivatives to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. For a further discussion of credit derivatives, see the discussion in the Credit derivatives section on pages 173–175 of this Annual Report.
For more information about risk management derivatives, see the risk management derivatives gains and losses table on page 172 of this Annual Report.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of December 31, 2009 and 2008.

	Notional amounts(c)
December 31, (in billions)	2009	2008

Interest rate contracts
Swaps(a)	$47,663	$54,524
Futures and forwards	6,986	6,277
Written options	4,553	4,803
Purchased options	4,584	4,656

Total interest rate contracts	63,786	70,260

Credit derivatives(b)	5,994	8,388

Foreign exchange contracts
Cross-currency swaps(a)	2,217	1,681
Spot, futures and forwards	3,578	3,744
Written options	685	972
Purchased options	699	959

Total foreign exchange contracts	7,179	7,356

Equity contracts
Swaps	81	77
Futures and forwards	45	56
Written options	502	628
Purchased options	449	652

Total equity contracts	1,077	1,413

Commodity contracts
Swaps	178	234
Spot, futures and forwards	113	115
Written options	201	206
Purchased options	205	198

Total commodity contracts	697	753

Total derivative notional amounts	$78,733	$88,170

(a)	In 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in a reclassification of $1.7 trillion in notional amount of cross-currency swaps from interest rate contracts to foreign exchange contracts as of December 31, 2008.
(b)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 173–175 of this Note.
(c)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivative activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount does not change hands; it is used simply as a reference to calculate payments.
Accounting for derivatives
All free-standing derivatives are required to be recorded on the Consolidated Balance Sheets at fair value. The accounting for changes in value of a derivative depends on whether or not the contract has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are marked to market through earnings. The tabular disclosures on pages 169–175 of this Note provide additional information on the amount of, and reporting for, derivative assets, liabilities, gains and losses. For further discussion of derivatives embedded in structured notes, see Notes 3 and 4 on pages 148–165 and 165–167, respectively, of this Annual Report.
Derivatives designated as hedges
The Firm applies hedge accounting to certain derivatives executed for risk management purposes — typically interest rate, foreign exchange and gold and base metal derivatives, as described above. JPMorgan Chase does not seek to apply hedge accounting to all of the derivatives involved in the Firm’s risk management activities. For example, the Firm does not apply hedge accounting to purchased credit default swaps used to manage the credit risk of loans and commitments, because of the difficulties in qualifying such contracts as hedges. For the same reason, the Firm does not apply hedge accounting to certain interest rate derivatives used for risk management purposes, or to commodity derivatives used to manage the price risk of tolling and load-serving contracts.
To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. To assess effectiveness, the Firm uses statistical methods such as regression analysis, as well as nonstatistical methods including dollar-value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value or cash flows of the hedged item must be

168	JPMorgan Chase & Co. / 2009 Annual Report

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
There are three types of hedge accounting designations: fair value hedges, cash flow hedges and net investment hedges. JPMorgan Chase uses fair value hedges primarily to hedge fixed-rate long-term debt, available-for-sale (“AFS”) securities and gold and base metal inventory. For qualifying fair value hedges, the changes in the fair value of the derivative, and in the value of the hedged item, for the risk being hedged, are recognized in earnings. If the hedge relationship is terminated, then the fair value adjustment to the hedged item continues to be reported as part of the basis of the hedged item and for interest-bearing instruments is amortized to earnings as a yield adjustment. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item – primarily net interest income and principal transactions revenue.
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
Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative fair values that are reflected on the Firm’s Consolidated Balance Sheets as of December 31, 2009, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.

Free-standing derivatives(a)

	Derivative receivables			Derivative payables
				Not
December 31, 2009	Not designated	Designated	Total derivative	designated	Designated		Total derivative
(in millions)	as hedges	as hedges	receivables	as hedges	as hedges		payables

Trading assets and liabilities
Interest rate	$1,148,901	$6,568	$1,155,469	$1,121,978	$427		$1,122,405
Credit	170,864	—	170,864	164,790	—		164,790
Foreign exchange	141,790	2,497	144,287	137,865	353		138,218
Equity	57,871	—	57,871	58,494	—		58,494
Commodity	36,988	39	37,027	35,082	194	(c)	35,276

Gross fair value of trading assets and liabilities	$1,556,414	$9,104	$1,565,518	$1,518,209	$974		$1,519,183
Netting adjustment(b)			(1,485,308)				(1,459,058)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$80,210				$60,125

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 165—167 of this Annual Report for further information.
(b)	U.S. GAAP permits the netting of derivative receivables and payables, and the related cash collateral received and paid when a legally enforceable master netting agreement exists between the Firm and a derivative counterparty.
(c)	Excludes $1.3 billion related to separated commodity derivatives used as fair value hedging instruments that are recorded in the line item of the host contract (i.e., other borrowed funds).

JPMorgan Chase & Co. / 2009 Annual Report	169

Notes to consolidated financial statements
Derivative receivables and payables mark-to-market
The following table summarizes the fair values of derivative receivables and payables by contract type after netting adjustments as of December 31, 2009 and 2008.

December 31, (in millions)	2009	2008

Derivative receivables:
Interest rate(a)	$26,777	$49,996
Credit	18,815	44,695
Foreign exchange(a)	21,984	38,820
Equity	6,635	14,285
Commodity	5,999	14,830

Total derivative receivables	$80,210	$162,626

Trading liabilities
Derivative payables:
Interest rate(a)	$15,220	$27,645
Credit	10,504	23,566
Foreign exchange(a)	19,818	41,156
Equity	11,554	17,316
Commodity	3,029	11,921

Total derivative payables	$60,125	$121,604

(a)	In 2009, cross-currency interest rate swaps previously reported in interest rate contracts were reclassified to foreign exchange contracts to be more consistent with industry practice. The effect of this change resulted in reclassifications of $14.1 billion of derivative receivables and $20.8 billion of derivative payables, between cross-currency interest rate swaps and foreign exchange contracts, as of December 31, 2008.
Impact of derivatives and hedged items on the income statement and on other comprehensive income
The following table summarizes the total pretax impact of JPMorgan Chase’s derivative-related activities on the Firm’s Consolidated Statements of Income and Other Comprehensive Income for the year ended December 31, 2009, by accounting designation.

	Derivative-related gains/(losses)
Consolidated Statements	Fair value	Cash flow	Net investment	Risk management	Trading
of Income (in millions)	hedges(a)	hedges	hedges	activities	activities(a)	Total

Year ended December 31, 2009	$(801)	$62	$(112)	$(6,590)	$16,254	$10,415

	Derivative-related net changes in other comprehensive income
	Fair value	Cash flow	Net investment	Risk management	Trading
Other Comprehensive Income/(loss)	hedges	hedges	hedges	activities	activities	Total

Year ended December 31, 2009	$—	$643	$(259)	$—	$—	$384

(a)	Includes the hedge accounting impact of the hedged item for fair value hedges, and includes cash instruments within trading activities.
The tables that follow reflect more detailed information regarding the derivative-related income statement impact by accounting designation for the year ended December 31, 2009.

170	JPMorgan Chase & Co. / 2009 Annual Report

Fair value hedge gains and losses
The following table presents derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the year ended December 31, 2009. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

Year ended	Gains/(losses) recorded in income			Income statement impact due to:
December 31, 2009			Total income	Hedge	Excluded
(in millions)	Derivatives	Hedged items	statement impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$(3,830)	$4,638	$808	$(466)	$1,274
Foreign exchange(b)	(1,421)	1,445	24	—	24
Commodity(c)	(430)	399	(31)	—	(31)

Total	$(5,681)	$6,482	$801	$(466)	$1,267

(a)	Primarily consists of hedges of the benchmark (e.g., LIBOR) interest rate risk of fixed-rate long-term debt. Gains and losses were recorded in net interest income.
(b)	Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items, due to changes in spot foreign currency rates, were recorded in principal transactions revenue.
(c)	Consists of overall fair value hedges of physical gold and base metal inventory. Gains and losses were recorded in principal transactions revenue.
(d)	Total income statement impact for fair value hedges consists of hedge ineffectiveness and any components excluded from the assessment of hedge effectiveness. The related amounts for the years ended December 31, 2008 and 2007 were net gains of $434 million and $111 million, respectively.
(e)	Hedge ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.
(f)	Certain components of hedging derivatives and hedged items are permitted to be excluded from the assessment of hedge effectiveness. Amounts related to excluded components are recorded in current-period income and primarily consist of the impact of the passage of time on the fair value of the hedging derivative and hedged item.
Cash flow hedge gains and losses
The following table presents derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the year ended December 31, 2009. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss) (c)
	Derivatives–	Hedge
	effective portion	ineffectiveness		Derivatives–	Total change
Year ended	reclassified from	recorded directly	Total income	effective portion	in OCI
December 31, 2009(in millions)	AOCI to income	in income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(158)	$(62)	$(220)	$61	$219
Foreign exchange(b)	282	—	282	706	424

Total	$124	$(62)	$62	$767	$643

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.
(b)	Primarily consists of hedges of the foreign currency risk of non–U.S. dollar–denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily net interest income, compensation expense and other expense.
(c)	The Firm incurred $15 million of cash flow hedging net gains/(losses) on forecasted transactions that failed to occur for the year-ended December 31, 2007. The Firm did not experience forecasted transactions that failed to occur for the years ended December 31, 2009 and 2008, respectively.
(d)	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk. Hedge ineffectiveness recorded directly in income for cash flow hedges were net gains of $18 million and $29 million for the years ended December 31, 2008 and 2007, respectively.
Over the next 12 months, the Firm expects that $245 million (after-tax) of net losses recorded in AOCI at December 31, 2009, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.

JPMorgan Chase & Co. / 2009 Annual Report	171

Notes to consolidated financial statements
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives for the year ended December 31, 2009.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended	Derivatives–excluded components	Derivatives–effective portion
December 31, 2009 (in millions)	recorded directly in income(a)	recorded in OCI

Contract type
Foreign exchange	$(112)	$(259)

Total	$(112)	$(259)

(a)	Certain components of derivatives used as hedging instruments are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income. There was no ineffectiveness for net investment hedge accounting relationships during 2009.

Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge relationships, and the pretax gains/(losses) recorded on such derivatives for the year ended December 31, 2009. These derivatives are risk management instruments used to mitigate or transform the risk of market exposures arising from banking activities other than trading activities, which are discussed separately below.

Year ended December 31, 2009	Derivatives gains/(losses)
(in millions)	recorded in income

Contract type
Interest rate(a)	$(3,113)
Credit(b)	(3,222)
Foreign exchange(c)	(197)
Equity(b)	(8)
Commodity(b)	(50)

Total	$(6,590)

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.
(b)	Gains and losses were recorded in principal transactions revenue.
(c)	Gains and losses were recorded in principal transactions revenue and net interest income.
Trading derivative gains and losses
The Firm has elected to present derivative gains and losses related to its trading activities together with the cash instruments with which they are risk managed. All amounts are recorded in principal transactions revenue in the Consolidated Statements of Income for the year ended December 31, 2009.

Year ended December 31, 2009	Gains/(losses) recorded in principal
(in millions)	transactions revenue

Type of instrument
Interest rate	$4,375
Credit	5,022
Foreign exchange	4,053
Equity	1,475
Commodity	1,329

Total	$16,254

Credit risk, liquidity risk and credit-related contingent features
In addition to the specific market risks introduced by each derivative contract type, derivatives expose JPMorgan Chase to credit risk – the risk that derivative counterparties may fail to meet their payment obligations under the derivative contracts and the collateral, if any, held by the Firm proves to be of insufficient value to cover the payment obligation. It is the policy of JPMorgan Chase to enter into legally enforceable master netting agreements as well as to actively pursue the use of collateral agreements to mitigate derivative counterparty credit risk. The amount of derivative receivables reported on the Consolidated Balance Sheets is the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. These amounts represent the cost to the Firm to replace the contracts at then-current market rates should the counterparty default.
While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the mark-to-market (“MTM”) moves in the counterparties’ favor, or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. At December 31, 2009, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.2 billion and $3.6 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. At December 31, 2009, the impact of single-notch and six-notch ratings downgrades to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., related to contracts with termination triggers would have required the Firm to settle trades with a fair value of $260 million and $4.7 billion, respectively. The aggregate fair value of net derivative payables that contain contingent collateral or termination features triggered upon a downgrade was $22.6 billion at December 31, 2009, for which the Firm has posted collateral of $22.3 billion in the normal course of business.

172	JPMorgan Chase & Co. / 2009 Annual Report

The following table shows the current credit risk of derivative receivables after netting adjustments, and the current liquidity risk of derivative payables after netting adjustments, as of December 31, 2009.

December 31, 2009 (in millions)	Derivative receivables	Derivative payables

Gross derivative fair value	$1,565,518	$1,519,183
Netting adjustment – offsetting receivables/payables	(1,419,840)	(1,419,840)
Netting adjustment – cash collateral received/paid	(65,468)	(39,218)

Carrying value on Consolidated Balance Sheets	$80,210	$60,125

In addition to the collateral amounts reflected in the table above, at December 31, 2009, the Firm had received and posted liquid securities collateral in the amount of $15.5 billion and $11.7 billion, respectively. The Firm also receives and delivers collateral at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move in the Firm’s or client’s favor, respectively. Furthermore, the Firm and its counterparties hold collateral related to contracts that have a non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. At December 31, 2009, the Firm had received $16.9 billion and delivered $5.8 billion of such additional collateral. These amounts were not netted against the derivative receivables and payables in the table above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at December 31, 2009.
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
The Firm is both a purchaser and seller of protection in the credit derivatives market and uses these derivatives for two primary purposes. First, in its capacity as a market-maker in the dealer/client business, the Firm actively risk manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of customers. As a seller of protection, the Firm’s exposure to a given reference entity may be offset partially, or entirely, with a contract to purchase protection from another counterparty on the same or similar reference entity. Second, the Firm uses credit derivatives to mitigate credit risk associated with its overall derivative receivables and traditional commercial credit lending exposures (loans and unfunded commitments) as well as to manage its exposure to residential and commercial mortgages. See Note 3 on pages 148—165 of this Annual Report for further information on the Firm’s mortgage-related exposures. In accomplishing the above, the Firm uses different types of credit derivatives. Following is a summary of various types of credit derivatives.
Credit default swaps
Credit derivatives may reference the credit of either a single reference entity (“single-name”) or a broad-based index, as described further below. The Firm purchases and sells protection on both single- name and index-reference obligations. Single-name CDS and index CDS contracts are both OTC derivative contracts. Single-name CDS are used to manage the default risk of a single reference entity, while CDS index are used to manage credit risk associated with the broader credit markets or credit market segments. Like the S&P 500 and other market indices, a CDS index is comprised of a portfolio of CDS across many reference entities. New series of CDS indices are established approximately every six months with a new underlying portfolio of reference entities to reflect changes in the credit markets. If one of the reference entities in the index experiences a credit event, then the reference entity that defaulted is removed from the index. CDS can also be referenced against specific portfolios of reference names or against customized exposure levels based on specific client demands: for example, to provide protection against the first $1 million of realized credit losses in a $10 million portfolio of exposure. Such structures are commonly known as tranche CDS.
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

JPMorgan Chase & Co. / 2009 Annual Report	173

Notes to consolidated financial statements

note and the fair value of the defaulted reference obligation at the time of settlement. Neither party to the CLN has recourse to the defaulting reference entity. For a further discussion of CLNs, see Note 16 on pages 206–214 of this Annual Report.
The following table presents a summary of the notional amounts of credit derivatives and credit-linked notes the Firm sold and purchased as of December 31, 2009 and 2008. Upon a credit event, the Firm as seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. As such, other purchased protection referenced in the following table includes credit derivatives bought on related, but not identical, reference positions; these include indices, and portfolio coverage. The Firm does not use notional amounts as the primary measure of risk management for credit derivatives, because notional amounts do not take into account the probability of the occurrence of a credit event, recovery value of the reference obligation, or related cash instruments and economic hedges.

Total credit derivatives and credit-linked notes

	Maximum payout/Notional amount
December 31, 2009		Protection purchased with		Other protection
(in millions)	Protection sold	identical underlyings(b)	Net protection (sold)/purchased(c)	purchased(d)

Credit derivatives
Credit default swaps	$(2,937,442)	$2,978,044	$40,602	$28,064
Other credit derivatives(a)	(10,575)	9,290	(1,285)	30,473

Total credit derivatives	(2,948,017)	2,987,334	39,317	58,537
Credit-linked notes	(4,031)	—	(4,031)	1,728

Total	$(2,952,048)	$2,987,334	$35,286	$60,265

	Maximum payout/Notional amount
December 31, 2008		Protection purchased with		Other protection
(in millions)	Protection sold	identical underlyings(b)	Net protection (sold)/purchased(c)	purchased(d)

Credit derivatives
Credit default swaps	$(4,099,141)	$3,973,616	$(125,525)	$288,751
Other credit derivatives(a)	(4,026)	—	(4,026)	22,344

Total credit derivatives	(4,103,167)	3,973,616	(129,551)	311,095
Credit-linked notes	(4,080)	—	(4,080)	2,373

Total	$(4,107,247)	$3,973,616	$(133,631)	$313,468

(a)	Primarily consists of total return swaps and credit default swap options.
(b)	Represents the total notional amount of protection purchased where the underlying reference instrument is identical to the reference instrument on protection sold; the notional amount of protection purchased for each individual identical underlying reference instrument may be greater or lower than the notional amount of protection sold.
(c)	Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.
(d)	Represents single-name and index CDS protection the Firm purchased.
The following table summarizes the notional and fair value amounts of credit derivatives and credit-linked notes as of December 31, 2009, and 2008, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of protection purchased are comparable to the profile reflected below.
Protection sold – credit derivatives and credit-linked notes ratings(a)/maturity profile

				Total
December 31, 2009 (in millions)	<1 year	1–5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade (AAA/Aaa to BBB-/Baa3)	$(215,580)	$(1,140,133)	$(367,015)	$(1,722,728)	$(16,607)
Noninvestment-grade (BB+/Ba1 and below)	(150,122)	(806,139)	(273,059)	(1,229,320)	(90,410)

Total	$(365,702)	$(1,946,272)	$(640,074)	$(2,952,048)	$(107,017)

174	JPMorgan Chase & Co. / 2009 Annual Report

				Total
December 31, 2008 (in millions)	<1 year	1–5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade (AAA/Aaa to BBB-/Baa3)	$(179,379)	$(1,743,283)	$(701,775)	$(2,624,437)	$(222,318)
Noninvestment-grade (BB+/Ba1 and below)	(118,734)	(950,619)	(413,457)	(1,482,810)	(253,326)

Total	$(298,113)	$(2,693,902)	$(1,115,232)	$(4,107,247)	$(475,644)

(a)	Ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings defined by S&P and Moody’s.
(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral held by the Firm.

Note 6 – Noninterest revenue
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
The following table presents the components of investment banking fees.

Year ended December 31,
(in millions)	2009	2008	2007

Underwriting:
Equity	$2,487	$1,477	$1,713
Debt	2,739	2,094	2,650

Total underwriting	5,226	3,571	4,363
Advisory	1,861	1,955	2,272

Total investment banking fees	$7,087	$5,526	$6,635

Principal transactions
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities (including physical commodities inventories that are accounted for at the lower of cost or fair value), changes in fair value associated with financial instruments held by IB for which the fair value option was elected, and loans held-for-sale within the wholesale lines of business. For loans measured at fair value under the fair value option, origination costs are recognized in the associated expense category as incurred. Principal transactions revenue also includes private equity gains and losses.
The following table presents principal transactions revenue.

Year ended December 31,
(in millions)	2009	2008	2007

Trading revenue	$9,870	$(9,791)	$4,736
Private equity gains/(losses)(a)	(74)	(908)	4,279

Principal transactions	$9,796	$(10,699)	$9,015

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, and those held in other business segments.
Lending- and deposit-related fees
This revenue category includes fees from loan commitments, standby letters of credit, financial guarantees, deposit-related fees in lieu of compensating balances, cash management-related activities or transactions, deposit accounts and other loan-servicing activities. These fees are recognized over the period in which the related service is provided.
Asset management, administration and commissions
This revenue category includes fees from investment management and related services, custody, brokerage services, insurance premiums and commissions, and other products. These fees are recognized over the period in which the related service is provided. Performance-based fees, which are earned based on exceeding certain benchmarks or other performance targets, are accrued and recognized at the end of the performance period in which the target is met.
The following table presents the components of asset management, administration and commissions.

Year ended December 31,
(in millions)	2009	2008	2007

Asset management:
Investment management fees	$4,997	$5,562	$6,364
All other asset management fees	356	432	639

Total asset management fees	5,353	5,994	7,003
Total administration fees(a)	1,927	2,452	2,401
Commission and other fees:
Brokerage commissions	2,904	3,141	2,702
All other commissions and fees	2,356	2,356	2,250

Total commissions and fees	5,260	5,497	4,952

Total asset management, administration and commissions	$12,540	$13,943	$14,356

(a)	Includes fees for custody, securities lending, funds services and securities clearance.
Mortgage fees and related income
This revenue category primarily reflects RFS’s mortgage banking revenue, including: fees and income derived from mortgages originated with the intent to sell; mortgage sales and servicing including losses related to the repurchase of previously sold loans; the impact of risk management activities associated with the mortgage pipeline, warehouse loans and MSRs; and revenue related to any residual interests held from mortgage securitizations. This revenue category also includes gains and losses on sales and lower of cost or fair value adjustments for mortgage loans held-for-sale, as well as changes in fair value for mortgage loans originated with the intent to sell and measured at fair value under the fair value option. For loans measured at fair value under the fair value option, origination costs are

JPMorgan Chase & Co. / 2009 Annual Report	175

Notes to consolidated financial statements

recognized in the associated expense category as incurred. Costs to originate loans held-for-sale and accounted for at the lower of cost or fair value are deferred and recognized as a component of the gain or loss on sale. Net interest income from mortgage loans, and securities gains and losses on AFS securities used in mortgage-related risk management activities, are recorded in interest income and securities gains/(losses), respectively. For a further discussion of MSRs, see Note 17 on pages 214-217 of this Annual Report.
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
Credit card revenue sharing agreements
The Firm has contractual agreements with numerous affinity organizations and co-brand partners, which grant the Firm exclusive rights to market to the members or customers of such organizations and partners. These organizations and partners endorse the credit card programs and provide their mailing lists to the Firm, and they may also conduct marketing activities and provide awards under the various credit card programs. The terms of these agreements generally range from three to ten years. The economic incentives the Firm pays to the endorsing organizations and partners typically include payments based on new account originations, charge volumes, and the cost of the endorsing organizations’ or partners’ marketing activities and awards.
The Firm recognizes the payments made to the affinity organizations and co-brand partners based on new account originations as direct loan origination costs. Payments based on charge volumes are considered by the Firm as revenue sharing with the affinity organizations and co-brand partners, which are deducted from interchange income as the related revenue is earned. Payments based on marketing efforts undertaken by the endorsing organization or partner are expensed by the Firm as incurred. These costs are recorded within noninterest expense.
Note 7 – Interest income and Interest expense
Details of interest income and interest expense were as follows.

Year ended December 31, (in millions)	2009	2008	2007

Interest income(a)
Loans	$38,704	$38,347	$36,660
Securities	12,377	6,344	5,232
Trading assets	12,098	17,236	17,041
Federal funds sold and securities purchased under resale agreements	1,750	5,983	6,497
Securities borrowed	4	2,297	4,539
Deposits with banks	938	1,916	1,418
Other assets(b)	479	895	—

Total interest income	66,350	73,018	71,387

Interest expense(a)
Interest-bearing deposits	4,826	14,546	21,653
Short-term and other liabilities(c)	3,845	10,933	16,142
Long-term debt	6,309	8,355	6,606
Beneficial interests issued by consolidated VIEs	218	405	580

Total interest expense	15,198	34,239	44,981

Net interest income	$51,152	$38,779	$26,406

Provision for credit losses	32,015	19,445	6,864
Provision for credit losses – accounting conformity(d)	—	1,534	—

Total provision for credit losses	$32,015	$20,979	$6,864

Net interest income after provision for credit losses	$19,137	$17,800	$19,542

(a)	Interest income and interest expense include the current-period interest accruals for financial instruments measured at fair value, except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with U.S. GAAP absent the fair value option election; for those instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.

(b)	Predominantly margin loans.

(c)	Includes brokerage customer payables.

(d)	2008 includes an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.
Note 8 – Pension and other postretirement employee benefit plans
The Firm’s defined benefit pension plans and its other postretirement employee benefit (“OPEB”) plans are accounted for in accordance with U.S. GAAP for retirement benefits.
Defined benefit pension plans
The Firm has a qualified noncontributory U.S. defined benefit pension plan that provides benefits to substantially all U.S. employees. The U.S. plan employs a cash balance formula in the form of pay and interest credits to determine the benefits to be provided at retirement, based on eligible compensation and years of service. Employees begin to accrue plan benefits after completing one year of service, and benefits generally vest after three years of service. In November 2009, the Firm announced certain changes to the pay credit schedule and amount of eligible compensation recognized under the U.S. plan effective February 1, 2010. The Firm also offers benefits through defined benefit pension plans to qualifying employees in certain non-U.S. locations based on factors such as eligible compensation, age and/or years of service.

176	JPMorgan Chase & Co. / 2009 Annual Report

It is the Firm’s policy to fund the pension plans in amounts sufficient to meet the requirements under applicable employee benefit and local tax laws. On January 15, 2009, and August 28, 2009, the Firm made discretionary deductible cash contributions to its U.S. defined benefit pension plan of $1.3 billion and $1.5 billion, respectively. The amount of potential 2010 contributions to the U.S. defined benefit pension plans, if any, is not reasonably estimable at this time. The expected amount of 2010 contributions to the non-U.S. defined benefit pension plans is $171 million of which $148 million is contractually required.
JPMorgan Chase also has a number of defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act. The most significant of these plans is the Excess Retirement Plan, pursuant to which certain employees earn pay and interest credits on compensation amounts above the maximum stipulated by law under a qualified plan. The Firm announced that, effective May 1, 2009, pay credits would no longer be provided on compensation amounts above the maximum stipulated by law. The Excess Retirement Plan had an unfunded projected benefit obligation in the amount of $267 million and $273 million, at December 31, 2009 and 2008, respectively.
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
The Firm announced that, effective May 1, 2009, for employees earning $50,000 or more per year, matching contributions to the 401(k) Savings Plan will be made at the discretion of the Firm’s management, depending on the Firm’s earnings for the year. Additionally, the Firm amended the matching contribution feature to provide that: (i) matching contributions, if any, will be calculated and credited on an annual basis following the end of the calendar year; and (ii) matching contributions will vest after three years of service for employees hired on or after May 1, 2009. The Firm announced in November 2009 that, for 2009, it will contribute the full matching contributions for all eligible employees earning less than $250,000 based on their contributions to the 401(k) Savings Plan, but not to exceed 5% of their eligible compensation (e.g., base pay).
Effective August 10, 2009, JPMorgan Chase Bank, N.A. became the sponsor of the WaMu Savings Plan.
OPEB plans
JPMorgan Chase offers postretirement medical and life insurance benefits to certain retirees and postretirement medical benefits to qualifying U.S. employees. These benefits vary with length of service and date of hire and provide for limits on the Firm’s share of covered medical benefits. The medical and life insurance benefits are both contributory. Postretirement medical benefits also are offered to qualifying U.K. employees.
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

JPMorgan Chase & Co. / 2009 Annual Report	177

Notes to consolidated financial statements
The following table presents the changes in benefit obligations and plan assets and funded status amounts reported on the Consolidated Balance Sheets for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
As of or for the year ended December 31,	U.S.				Non-U.S.		OPEB plans(f)
(in millions)	2009		2008		2009	2008	2009	2008

Change in benefit obligation
Benefit obligation, beginning of year	$(7,796)		$(7,556)		$(2,007)	$(2,743)	$(1,095)	$(1,204)
Benefits earned during the year	(313)		(278)		(30)	(29)	(3)	(5)
Interest cost on benefit obligations	(514)		(488)		(122)	(142)	(64)	(74)
Plan amendments	384		—		1	—	—	—
Business combinations	(4)	(b)	—		—	—	(40) (b)	(1) (b)
Employee contributions	NA		NA		(3)	(3)	(64)	(61)
Net gain/(loss)	(408)		(147)		(287)	214	101	99
Benefits paid	674		673		95	105	160	154
Expected Medicare Part D subsidy receipts	NA		NA		NA	NA	(9)	(10)
Curtailments	—		—		1	—	(7)	(6)
Settlements	—		—		4	—	—	—
Special termination benefits	—		—		(1)	(3)	—	—
Foreign exchange impact and other	—		—		(187)	594	(4)	13

Benefit obligation, end of year	$(7,977)		$(7,796)		$(2,536)	$(2,007)	$(1,025)	$(1,095)

Change in plan assets
Fair value of plan assets, beginning of year	$6,948		$9,960		$2,008	$2,933	$1,126	$1,406
Actual return on plan assets	1,145		(2,377)		218	(298)	172	(246)
Firm contributions	2,799		38		115	88	2	3
Employee contributions	—		—		3	3	—	—
Benefits paid	(674)		(673)		(95)	(105)	(31)	(37)
Settlements	—		—		(4)	—	—	—
Foreign exchange impact and other	—		—		187	(613)	—	—

Fair value of plan assets, end of year	$10,218	(c)(d)	$6,948	(c)	$2,432 (d)	$2,008	$1,269	$1,126

Funded/(unfunded) status(a)	$2,241	(e)	$(848	)(e)	$(104)	$1	$244	$31 (e)

Accumulated benefit obligation, end of year	$(7,964)		$(7,413)		$(2,510)	$(1,977)	NA	NA

(a)	Represents overfunded plans with an aggregate balance of $3.0 billion and $122 million at December 31, 2009 and 2008, respectively, and underfunded plans with an aggregate balance of $623 million and $938 million at December 31, 2009 and 2008, respectively.

(b)	Represents change resulting from the Washington Mutual plan in 2009 and the Bear Stearns plan in 2008.

(c)	At December 31, 2009 and 2008, approximately $332 million and $313 million, respectively, of U.S. plan assets included participation rights under participating annuity contracts.

(d)	At December 31, 2009, includes accrued receivables of $82 million and $8 million for U.S. plans and non-U.S. plans, respectively, and accrued liabilities of $265 million and $30 million for U.S. plans and non-U.S. plans, respectively, which are not measured at fair value.

(e)	Does not include any amounts attributable to the Washington Mutual Qualified Pension plan in 2009 and the Washington Mutual Pension and OPEB plans in 2008. The disposition of those plans was not determinable.

(f)	Includes an unfunded accumulated postretirement benefit obligation of $29 million and $32 million at December 31, 2009 and 2008, respectively, for the U.K. plan.

Gains and losses
For the Firm’s defined benefit pension plans, fair value is used to determine the expected return on plan assets. For the Firm’s OPEB plans, a calculated value that recognizes changes in fair value over a five-year period is used to determine the expected return on plan assets. Amortization of net gains and losses is included in annual net periodic benefit cost if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the projected benefit obligation or the fair value of the plan assets. Any excess, as well as prior service costs, are amortized over the average future service period of defined benefit pension plan participants, which for the U.S. defined benefit pension plan is currently nine years. For OPEB plans, any excess net gains and losses also are amortized over the average future service period, which is currently five years; however, prior service costs are amortized over the average years of service remaining to full eligibility age, which is currently four years.

The following table presents pretax pension and OPEB amounts recorded in AOCI.

	Defined benefit pension plans
December 31,	U.S.		Non-U.S.		OPEB plans
(in millions)	2009	2008	2009	2008	2009	2008

Net gain/(loss)	$(3,039)	$(3,493)	$(666)	$(492)	$(171)	$(349)
Prior service credit/(cost)	364	(26)	3	2	22	40

Accumulated other comprehensive income/ (loss), pretax, end of year	$(2,675)	$(3,519)	$(663)	$(490)	$(149)	$(309)

178	JPMorgan Chase & Co. / 2009 Annual Report

The following table presents the components of net periodic benefit costs reported in the Consolidated Statements of Income and other comprehensive income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.			Non-U.S.			OPEB plans
Year ended December 31, (in millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost
Benefits earned during the year	$313	$278	$270	$28	$29	$36	$3	$5	$7
Interest cost on benefit obligations	514	488	468	122	142	144	65	74	74
Expected return on plan assets	(585)	(719)	(714)	(115)	(152)	(153)	(97)	(98)	(93)
Amortization:
Net loss	304	—	—	44	25	55	—	—	14
Prior service cost/(credit)	4	4	5	—	—	—	(14)	(16)	(16)
Curtailment (gain)/loss	1	1	—	—	—	—	5	4	2
Settlement (gain)/loss	—	—	—	1	—	(1)	—	—	—
Special termination benefits	—	—	—	1	3	1	—	—	1

Net periodic benefit cost	551	52	29	81	47	82	(38)	(31)	(11)
Other defined benefit pension plans(a)	15	11	4	12	14	27	NA	NA	NA

Total defined benefit plans	566	63	33	93	61	109	(38)	(31)	(11)
Total defined contribution plans	359	263	268	226	286	219	NA	NA	NA

Total pension and OPEB cost included in compensation expense	$925	$326	$301	$319	$347	$328	$(38)	$(31)	$(11)

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain)/loss arising during the year	$(168)	$3,243	$(533)	$183	$235	$(176)	$(176)	$248	$(223)
Prior service credit arising during the year	(384)	—	—	(1)	—	(2)	—	—	—
Amortization of net loss	(304)	—	—	(44)	(27)	(55)	—	—	(14)
Amortization of prior service (cost)/credit	(6)	(5)	(5)	—	—	—	15	15	16
Curtailment (gain)/loss	—	—	—	—	—	(5)	2	3	3
Settlement loss/(gain)	—	—	—	(1)	—	1	—	—	—
Foreign exchange impact and other	18	—	—	36	(150)	—	(1)	3	—

Total recognized in other comprehensive income	(844)	3,238	(538)	173	58	(237)	(160)	269	(218)

Total recognized in net periodic benefit cost and other comprehensive income	$(293)	$3,290	$(509)	$254	$105	$(155)	$(198)	$238	$(229)

(a)	Includes various defined benefit pension plans, which are individually immaterial.
The estimated pretax amounts that will be amortized from AOCI into net periodic benefit cost in 2010 are as follows.

	Defined benefit pension plans		OPEB plans
Year ended December 31, 2010 (in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Net loss	$226	$58	$—	$(1)
Prior service cost/(credit)	(43)	—	(13)	—

Total	$183	$58	$(13)	$(1)

The following table presents the actual rate of return on plan assets for the U.S. and non-U.S. defined benefit pension and OPEB plans.

	U.S.			Non-U.S.
December 31,	2009	2008	2007	2009	2008	2007

Actual rate of return:
Defined benefit pension plans	13.78%	(25.17)%	7.96%	3.17-22.43%	(21.58)-5.06%	0.06-7.51%
OPEB plans	15.93	(17.89)	6.51	NA	NA	NA

Plan assumptions
JPMorgan Chase’s expected long-term rate of return for U.S. defined benefit pension and OPEB plan assets is a blended average of the investment advisor’s projected long-term (10 years or more) returns for the various asset classes, weighted by the asset allocation. Returns on asset classes are developed using a forward-looking building-block approach and are not strictly based on historical returns. Equity returns are generally developed as the sum of inflation, expected real earnings growth and expected long-term dividend yield. Bond returns are generally developed as the sum of inflation, real bond yield and risk spread (as appropriate), adjusted for the expected effect on returns from changing yields. Other asset-class returns are derived from their relationship to the equity and bond markets. Consideration is also given to current market conditions and the short-term portfolio mix of each plan; as a

JPMorgan Chase & Co. / 2009 Annual Report	179

Notes to consolidated financial statements

result, in 2009 the Firm generally maintained the same expected return on assets as in the prior year.
For the U.K. defined benefit pension plans, which represent the most significant of the non-U.S. defined benefit pension plans, procedures similar to those in the U.S. are used to develop the expected long-term rate of return on defined benefit pension plan assets, taking into consideration local market conditions and the specific allocation of plan assets. The expected long-term rate of return on U.K. plan assets is an average of projected long-term returns for each asset class. The return on equities has been selected by reference to the yield on long-term U.K. government bonds plus an equity risk premium above the risk-free rate. The return on “AA”-rated long-term corporate bonds has been taken as the average yield on such bonds.
The discount rate used in determining the benefit obligation under the U.S. defined benefit pension and OPEB plans was selected by reference to the yields on portfolios of bonds with maturity dates and coupons that closely match each of the plan’s projected cash flows; such portfolios are derived from a broad-based universe of high-quality corporate bonds as of the measurement date. In years in which these hypothetical bond portfolios generate excess cash, such excess is assumed to be reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve published as of the measurement date. The discount rate for the U.K. defined benefit pension and OPEB plans represents a rate implied from the yield curve of the year-end iBoxx £ corporate “AA” 15-year-plus bond index.

The following tables present the weighted-average annualized actuarial assumptions for the projected and accumulated postretirement benefit obligations, and the components of net periodic benefit costs, for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans, as of and for the periods indicated.
Weighted-average assumptions used to determine benefit obligations

	U.S.		Non-U.S
December 31,	2009	2008	2009	2008

Discount rate:
Defined benefit pension plans	6.00%	6.65%	2.00-5.70%	2.00-6.20%
OPEB plans	6.00	6.70	5.70	6.20
Rate of compensation increase	4.00	4.00	3.00-4.50	3.00-4.00
Health care cost trend rate:
Assumed for next year	7.75	8.50	5.40	7.00
Ultimate	5.00	5.00	4.50	5.50
Year when rate will reach ultimate	2014	2014	2014	2012

Weighted-average assumptions used to determine net periodic benefit costs

	U.S.			Non-U.S.
Year ended December 31,	2009	2008	2007	2009	2008	2007

Discount rate:
Defined benefit pension plans	6.65%	6.60%	5.95%	2.00-6.20%	2.25-5.80%	2.25-5.10%
OPEB plans	6.70	6.60	5.90	6.20	5.80	5.10
Expected long-term rate of return on plan assets:
Defined benefit pension plans	7.50	7.50	7.50	2.50-6.90	3.25-5.75	3.25-5.60
OPEB plans	7.00	7.00	7.00	NA	NA	NA
Rate of compensation increase	4.00	4.00	4.00	3.00-4.00	3.00-4.25	3.00-4.00
Health care cost trend rate:
Assumed for next year	8.50	9.25	10.00	7.00	5.75	6.63
Ultimate	5.00	5.00	5.00	5.50	4.00	4.00
Year when rate will reach ultimate	2014	2014	2014	2012	2010	2010

The following table presents the effect of a one-percentage-point change in the assumed health care cost trend rate on JPMorgan Chase’s total service and interest cost and accumulated postretirement benefit obligation.

	1-Percentage-	1-Percentage-
Year ended December 31, 2009	point	point
(in millions)	increase	decrease

Effect on total service and interest cost	$ 2	$ (2)
Effect on accumulated postretirement benefit obligation	36	(31)

At December 31, 2009, the Firm decreased the discount rates used to determine its benefit obligations for the U.S. defined benefit pension and OPEB plans in light of current market interest rates, which will result in an increase in expense of approximately $31 million for 2010. The 2010 expected long-term rate of return on U.S. pension plan assets and U.S. OPEB plan assets remained at 7.5% and 7.0%, respectively. The health care benefit obligation trend assumption declined from 8.5% in 2009 to 7.75% in 2010, declining to a rate of 5% in 2014. As of December 31, 2009, the interest crediting rate assumption and the assumed rate of compensation increase remained at 5.25% and 4.0%, respectively.
JPMorgan Chase’s U.S. defined benefit pension and OPEB plan expense is sensitive to the expected long-term rate of return on plan assets and the discount rate. With all other assumptions held constant, a 25-basis point decline in the expected long-term rate of return on U.S. plan assets would result in an increase of approximately $28 million in 2010 U.S. defined benefit pension and OPEB

180	JPMorgan Chase & Co. / 2009 Annual Report

plan expense. A 25-basis point decline in the discount rate for the U.S. plans would result in an increase in 2010 U.S. defined benefit pension and OPEB plan expense of approximately $12 million and an increase in the related benefit obligations of approximately $170 million. A 25-basis point decline in the discount rates for the non-U.S. plans would result in an increase in the 2010 non-U.S. defined benefit pension and OPEB plan expense of approximately $10 million. A 25-basis point increase in the interest crediting rate for the U.S. defined benefit pension plan would result in an increase in 2010 U.S. defined benefit pension expense of approximately $16 million and an increase in the related projected benefit obligations of approximately $67 million.
Investment strategy and asset allocation
The Firm’s U.S. defined benefit pension plan assets are held in trust and are invested in a well-diversified portfolio of equities (including U.S. large and small capitalization and international equities), fixed income (e.g., corporate and government bonds, including U.S. Treasury inflation-indexed and high-yield securities), real estate, cash and cash equivalents, and alternative investments (e.g., hedge funds, private equity funds, and real estate funds). Non-U.S. defined benefit pension plan assets are held in various trusts and are also invested in well-diversified portfolios of equity, fixed income and other securities. Assets of the Firm’s COLI policies, which are used to fund partially the U.S. OPEB plan, are held in separate accounts with an insurance company and are invested in equity and fixed income index funds. As of December 31, 2009, assets held by the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans do not include JPMorgan Chase common stock, except in connection with investments in third-party stock-index funds. In addition, the plans hold investments in funds that are sponsored or managed by affiliates of JPMorgan Chase in the amount of $1.6 billion and $1.1 billion for U.S. plans and $474 million and $354 million for non-U.S. plans, as of December 31, 2009 and 2008, respectively.
The investment policy for the Firm’s U.S. postretirement employee benefit plan assets is to optimize the risk-return relationship as appropriate to the plan’s needs and goals using a global portfolio of various asset classes diversified by market segment, economic sector, and issuer. Periodically the Firm performs a comprehensive analysis on the plan’s asset allocations, incorporating projected asset and liability data, which focuses on the short-and long-term impact of the plan’s asset allocation on cumulative pension expense, economic cost, present value of contributions and funded status. Currently, approved asset allocation ranges are: U.S. equity 15 – 35%, international equity 15 – 25%, debt securities 10 – 30%, hedge funds 10 – 30%, real estate 5 – 20%, and private equity 5 – 20%. The plan does not manage to a specific target asset allocation, but seeks to shift asset class allocations within these stated ranges. Plan assets are managed by a combination of internal and external investment managers. Asset allocation decisions also incorporate the economic outlook and anticipated implications of the macroeconomic environment on the plan’s various asset classes and managers. Maintaining an appropriate level of liquidity, which takes into consideration forecasted requirements for cash is a major consideration in the asset allocation process. The Firm regularly reviews the asset allocations and all factors that continuously impact portfolio changes to ensure the plan stays within these asset allocation ranges. The asset allocations are rebalanced when deemed necessary.
The plan’s investments include financial instruments which are exposed to various risks such as interest rate, market and credit risks. The plan’s exposure to a concentration of credit risk is mitigated by the broad diversification of both U.S. and non-U.S. investment instruments. Additionally, the investments in each of the common/collective trust funds and registered investment companies are further diversified into various financial instruments.
For the U.K. defined benefit pension plans, which represent the most significant of the non-U.S. defined benefit pension plans, the assets are invested to maximize returns subject to an appropriate level of risk relative to the plan’s liabilities. In order to reduce the volatility in returns relative to the plan’s liability profiles, the U.K. defined benefit pension plan’s largest asset allocations are to debt securities of appropriate durations. Other assets are then invested for capital appreciation, mainly equity securities, to provide long-term investment growth. The plan’s asset allocations are reviewed on a regular basis.

The following table presents the weighted-average asset allocation of the fair values of total plan assets at December 31 for the years indicated, as well as the respective approved range/target allocation by asset category, for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.			Non-U.S.			OPEB plans(c)
	Target	% of plan assets		Target	% of plan assets		Target	% of plan assets
December 31,	Allocation	2009	2008	Allocation	2009	2008	Allocation	2009	2008

Asset category
Debt securities(a)	10-30%	29%	25%	72%	75%	73%	50%	50%	50%
Equity securities	25-60	40	36	26	23	21	50	50	50
Real estate	5-20	4	7	1	1	1	—	—	—
Alternatives(b)	15-50	27	32	1	1	5	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	Debt securities primarily include corporate debt, U.S. federal, state, local and non-U.S. government, and mortgage-backed securities.

(b)	Alternatives primarily include limited partnerships.

(c)	Represents the U.S. OPEB plan only, as the U.K. OPEB plan is unfunded.

JPMorgan Chase & Co. / 2009 Annual Report	181

Notes to consolidated financial statements

Fair value measurement of the plans’ assets and liabilities
The following details the instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, as described in Note 3 on pages 148-165 of this Annual Report.
Cash and cash equivalents
Cash and cash equivalents includes currency on hand, demand deposits with banks or other financial institutions, and any short-term, highly liquid investments readily convertible into cash (i.e., investments with original maturities of three months or less). Due to the highly liquid nature of these assets they are classified within level 1 of the valuation hierarchy.
Equity securities
Common and preferred stocks are valued at the closing price reported on the major stock exchange on which the individual securities are traded and are generally classified within level 1 of the valuation hierarchy.
Common/collective trust funds
These investments are public investment fund vehicles valued based on the quoted NAV, and they are generally classified within level 2 of the valuation hierarchy.
Limited partnerships
Limited partnerships include investments in hedge funds, private equity funds and real estate funds. Hedge funds are valued based on quoted NAV and are classified within level 2 or 3 of the valuation hierarchy depending on the level of liquidity and activity in the markets for each investment. Certain of these investments are subject to restrictions on redemption (such as initial lock-up periods, withdrawal limitations and illiquid assets) and are therefore classified within level 3 of the valuation hierarchy. The valuation of private equity investments and real estate funds require significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets and therefore, they are generally classified within level 3 of the valuation hierarchy.
Corporate debt securities and U.S. federal, state, local and non-government debt securities
A limited number of these investments are valued at the closing price reported on the major exchange on which the individual securities are traded. Where quoted prices are available in an active market, the investments are classified within level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Such securities are generally classified within level 2 of the valuation hierarchy.
Mortgage-backed securities
Mortgage-backed securities include both U.S. government agency and nonagency securities. U.S. government agency securities are valued based on quoted prices in active markets and are therefore classified in level 1 of the valuation hierarchy. Nonagency securities are primarily “AAA” rated residential and commercial mortgage-based securities valued using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Consideration is given to the nature of the quotes and the relationships of recently evidenced market activity to the prices provided from independent pricing services. Such securities are generally classified within level 2 of the valuation hierarchy.
Derivative receivables and derivative payables
In the normal course of business, foreign exchange, credit derivative, interest rate and equity derivative contracts are used by the plans to minimize fluctuations in the value of plan assets caused by foreign exchange, credit, interest rate, and equity risks. These instruments may also be used in lieu of investing in cash instruments. These derivative instruments are primarily valued using internally developed models that use as their basis readily observable market parameters and are therefore classified within level 2 of the valuation hierarchy.
Other
Other consists of exchange traded funds (“ETFs”), mutual fund investments, and participating and non-participating annuity contracts (the “Annuity Contracts”). ETFs and mutual fund investments are valued using NAV. Those fund investments with a daily NAV that are validated by a sufficient level of observable activity (purchases and sales at NAV) are classified in level 1 of the valuation hierarchy. Where adjustments to the NAV are required, for example, for fund investments subject to restrictions on redemption (such as lock-up periods or withdrawal limitations), and/or observable activity for the fund investment is limited, fund investments are classified in level 2 or 3 of the valuation hierarchy. Annuity Contracts are valued at the amount by which the fair value of the assets held in the separate account exceeds the actuarially determined guaranteed benefit obligation covered under the Annuity Contracts. Annuity Contracts lack market mechanisms for transferring each individual policy and generally include restrictions on the timing of surrender; therefore, these investments are classified within level 3 of the valuation hierarchy.

182	JPMorgan Chase & Co. / 2009 Annual Report

Pension and OPEB plan assets and liabilities measured at fair value

	U.S. defined benefit pension plans					Non-U.S. defined benefit pension plans
	Quoted prices					Quoted
	in active	Significant	Significant			prices in active	Significant	Significant
	markets for	observable	unobservable			markets for	observable	unobservable
December 31, 2009	identical assets	inputs	inputs			identical assets	inputs	inputs
(in millions)	(Level 1)	(Level 2)	(Level 3)	Total		(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents	$71	$—	$—	$71		$27	$—	$—	$27
Equity securities(a)	2,772	14	—	2,786		493	75	—	568
Common/collective trust funds(b)	—	2,478	—	2,478		23	185	—	208
Limited partnerships(c)	—	912	1,697	2,609		—	—	—	—
Corporate debt securities(d)	—	941	—	941		—	685	—	685
U.S. federal, state, local and non-U.S. government debt securities	—	406	—	406		—	841	—	841
Mortgage-backed securities(e)	169	54	—	223		—	—	—	—
Derivative receivables(f)	—	90	—	90		—	5	—	5
Other	348	115	334	797		18	89	13	120

Total assets at fair value	$3,360	$5,010	$2,031	$10,401	(g)	$561	$1,880	$13	$2,454 (g)

Derivative payables	—	(76)	—	(76)		—	(30)	—	(30)

Total liabilities at fair value	$—	$(76)	$—	$(76	)(h)	$—	$(30)	$—	$(30)

(a)	This class is generally invested in 84% large cap funds and 16% small/mid cap funds.

(b)	This class generally includes commingled funds that are issued for investment by qualified pension plans. They primarily include 39% short-term investment funds, 24% equity (index) and 15% international investments.

(c)	This class includes U.S. and non-U.S. assets, which are invested as follows: 59% in hedge funds, 34% in private equity funds, and 7% in real estate funds.

(d)	This class includes debt securities of U.S. and non-U.S. corporations.

(e)	This class is generally invested in 72% debt securities issued by U.S. government agencies.

(f)	This class primarily includes 80% foreign exchange contracts and 16% equity warrants.

(g)	Excludes receivables for investments sold and dividends and interest receivables of $82 million and $8 million for U.S. and non-U.S., respectively.

(h)	Excludes payables for investments purchased of $177 million and other liabilities of $12 million.
The Firm’s OPEB plan is funded with COLI policies of $1.3 billion, which are classified in level 3 of the valuation hierarchy.
Changes in level 3 fair value measurements using significant unobservable inputs

		Total realized/		Transfers into and/or	Fair value,
	Fair value,	(unrealized)	Purchases, sales	out of	December 31,
	January 1, 2009	gains/(losses)(a)	and settlements	level 3	2009

U.S. defined benefit pension plans
Limited partnerships	$1,537	$4	$171	$(15)	$1,697
Other	315	19	—	—	334

Total U.S. plans	1,852	23	171	(15)	2,031

Non-U.S. defined benefit pension plans
Other	14	(1)	—	—	13

Total non-U.S. plans	$14	$(1)	$—	$—	$13

OPEB plans
COLI	1,126	172	(29)	—	1,269

Total OPEB plans	$1,126	$172	$(29)	$—	$1,269

(a)	Total realized (unrealized) gains/(losses) is the change in unrealized gains or losses relating to assets held at December 31, 2009.
Estimated future benefit payments
The following table presents benefit payments expected to be paid, which include the effect of expected future service, for the years indicated. The OPEB medical and life insurance payments are net of expected retiree contributions.

	U.S.	Non-U.S.
Year ended December 31,	defined benefit	defined benefit	OPEB before	Medicare
(in millions)	pension plans	pension plans	Medicare Part D subsidy	Part D subsidy

2010	$974	$90	$103	$10
2011	979	83	103	11
2012	576	93	101	12
2013	579	100	99	13
2014	584	103	97	14
Years 2015–2019	2,939	627	443	66

JPMorgan Chase & Co. / 2009 Annual Report	183

Notes to consolidated financial statements

Note 9 – Employee stock-based incentives
Employee stock-based awards
In 2009, 2008, and 2007, JPMorgan Chase granted long-term stock-based awards to certain key employees under the 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan, plus prior Firm plans and plans assumed as the result of acquisitions, constitute the Firm’s stock-based incentive plans (collectively,“LTI Plan”). The 2005 Plan became effective on May 17, 2005, and was amended in May 2008. Under the terms of the amended 2005 plan, as of December 31, 2009, 199 million shares of common stock are available for issuance through May 2013. The amended 2005 Plan is the only active plan under which the Firm is currently granting stock-based incentive awards.
Restricted stock units (“RSUs”) are awarded at no cost to the recipient upon their grant. RSUs are generally granted annually and generally vest at a rate of 50% after two years and 50% after three years and convert into shares of common stock at the vesting date. In addition, RSUs typically include full-career eligibility provisions, which allow employees to continue to vest upon voluntary termination, subject to post-employment and other restrictions based on age or service-related requirements. All of these awards are subject to forfeiture until the vesting date. An RSU entitles the recipient to receive cash payments equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding and, as such, are considered participating securities as discussed in Note 25 on page 224 of this Annual Report.
Under the LTI Plan, stock options and stock appreciation rights (“SARs”) have been granted with an exercise price equal to the fair value of JPMorgan Chase’s common stock on the grant date. The Firm typically awards SARs to certain key employees once per year, and it also periodically grants discretionary stock-based incentive awards to individual employees, primarily in the form of both employee stock options and SARs. The 2009, 2008 and 2007 grants of SARs to key employees vest ratably over 5 years (i.e., 20% per year) and do not include any full-career eligibility provisions. These awards generally expire 10 years after the grant date.
The Firm separately recognizes compensation expense for each tranche of each award as if it were a separate award with its own vesting date. Generally, for each tranche granted, compensation expense is recognized on a straight-line basis from the grant date until the vesting date of the respective tranche, provided that the employees will not become full-career eligible during the vesting period. For awards with full-career eligibility provisions, the Firm accrues the estimated value of awards expected to be awarded to employees who will be retirement-eligible as of the grant date without giving consideration to the impact of post-employment restrictions. For each tranche granted to employees who will become full-career eligible during the vesting period, compensation expense is recognized on a straight-line basis from the grant date until the earlier of the employee’s full-career eligibility date or the vesting date of the respective tranche.
The Firm’s policy for issuing shares upon settlement of employee stock-based incentive awards is to issue either new shares of common stock or treasury shares. During 2009, 2008 and 2007, the Firm settled all of its employee stock-based awards by issuing treasury shares.
In January 2008, the Firm awarded to its Chairman and Chief Executive Officer up to 2 million SARs. The terms of this award are distinct from, and more restrictive than, other equity grants regularly awarded by the Firm. The SARs, which have a 10-year term, will become exercisable no earlier than January 22, 2013, and have an exercise price of $39.83. The number of SARs that will become exercisable (ranging from none to the full 2 million) and their exercise date or dates may be determined by the Board of Directors based on an annual assessment of the performance of both the CEO and JPMorgan Chase. The Firm recognizes this award ratably over an assumed five-year service period, subject to a requirement to recognize changes in the fair value of the award through the grant date. The Firm recognized $9 million and $1 million in compensation expense in 2009 and 2008, respectively, for this award.
In connection with the Bear Stearns merger, 46 million Bear Stearns employee stock awards, principally RSUs, capital appreciation plan units and stock options, were exchanged for equivalent JPMorgan Chase awards using the merger exchange ratio of 0.21753. The fair value of these employee stock awards was included in the Bear Stearns purchase price, since substantially all of the awards were fully vested immediately after the merger date under provisions that provided for accelerated vesting upon a change of control of Bear Stearns. However, Bear Stearns vested employee stock options had no impact on the purchase price; since the employee stock options were significantly out of the money at the merger date, the fair value of these awards was equal to zero upon their conversion into JPMorgan Chase options.
The Firm also exchanged 6 million shares of its common stock for 27 million shares of Bear Stearns common stock held in an irrevocable grantor trust (the “RSU Trust”), using the merger exchange ratio of 0.21753. The RSU Trust was established to hold common stock underlying awards granted to selected employees and key executives under certain Bear Stearns employee stock plans. The RSU Trust was consolidated on JPMorgan Chase’s Consolidated Balance Sheets as of June 30, 2008, and the shares held in the RSU Trust were recorded in “Shares held in RSU Trust,” which reduced stockholders’ equity, similar to the treatment for treasury stock. A related obligation to issue stock under these employee stock plans is reported in capital surplus. The issuance of shares held in the RSU Trust to employees has no effect on the Firm’s total stockholders’ equity, net income or earnings per share. Shares held in the RSU Trust were distributed in 2008 and 2009, with a majority of the shares in the RSU Trust distributed through December 2009. There were 2 million shares in the RSU Trust as of December 31, 2009. The remaining shares are expected to be distributed over the next three years.

184	JPMorgan Chase & Co. / 2009 Annual Report

RSU activity
Compensation expense for RSUs is measured based on the number of shares granted multiplied by the stock price at the grant date and is recognized in income as previously described. The following table summarizes JPMorgan Chase’s RSU activity for 2009.

		Weighted-
Year ended December 31, 2009	Number of	average grant
(in thousands, except weighted average data)	shares	date fair value

Outstanding, January 1	148,044	$42.53
Granted	131,145	19.68
Vested	(49,822)	43.34
Forfeited	(8,102)	29.58

Outstanding, December 31	221,265	$29.32

The total fair value of shares that vested during the years ended December 31, 2009, 2008 and 2007, was $1.3 billion, $1.6 billion and $1.5 billion, respectively.
Employee stock option and SARs activity
Compensation expense, which is measured at the grant date as the fair value of employee stock options and SARs, is recognized in net income as described above.
The following table summarizes JPMorgan Chase’s employee stock option and SARs activity for the year ended December 31, 2009, including awards granted to key employees and awards granted in prior years under broad-based plans.

Year ended December 31, 2009 (in thousands, except	Number of	Weighted-average	Weighted-average remaining	Aggregate
weighted-average data)	options/SARs	exercise price	contractual life (in years)	intrinsic value

Outstanding, January 1	283,369	$47.21
Granted	24,821	20.83
Exercised	(17,406)	30.81
Forfeited	(1,913)	39.85
Canceled	(22,303)	47.88

Outstanding, December 31	266,568	$45.83	3.4	$1,311,897
Exercisable, December 31	214,443	48.94	2.2	765,276

The weighted-average grant date per share fair value of stock options and SARs granted during the years ended December 31, 2009, 2008 and 2007, was $8.24, $10.36 and $13.38, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $154 million, $391 million and $937 million, respectively.
Compensation expense
The Firm recognized noncash compensation expense related to its various employee stock-based incentive awards of $3.4 billion, $2.6 billion and $2.0 billion for the years ended December 31, 2009, 2008 and 2007, respectively, in its Consolidated Statements of Income. These amounts included an accrual for the estimated cost of stock awards to be granted to full-career eligible employees of $845 million, $409 million and $500 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, approximately $1.6 billion (pretax) of compensation cost related to unvested awards had not yet been charged to net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 1.2 years. The Firm does not capitalize any compensation cost related to share-based compensation awards to employees.
Cash flows and tax benefits
Income tax benefits related to stock-based incentive arrangements recognized in the Firm’s Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, were $1.3 billion, $1.1 billion and $810 million, respectively.
The following table sets forth the cash received from the exercise of stock options under all stock-based incentive arrangements, and the actual income tax benefit realized related to tax deductions from the exercise of the stock options.

Year ended December 31, (in millions)	2009	2008	2007

Cash received for options exercised	$437	$1,026	$2,023
Tax benefit realized	11	72	238

In June 2007, the FASB ratified guidance which requires that realized tax benefits from dividends or dividend equivalents paid on equity-classified share-based payment awards that are charged to retained earnings be recorded as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. Prior to the issuance of this guidance, the Firm did not include these tax benefits as part of this pool of excess tax benefits. The Firm adopted this guidance on January 1, 2008, and it did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.

JPMorgan Chase & Co. / 2009 Annual Report	185

Notes to consolidated financial statements

The following table presents the assumptions used to value employee stock options and SARs granted during the years ended December 31, 2009, 2008 and 2007, under the Black-Scholes valuation model.

Valuation assumptions Year ended December 31,	2009	2008	2007

Weighted-average annualized valuation assumptions
Risk-free interest rate	2.33%	3.90%	4.78%
Expected dividend yield(a)	3.40	3.57	3.18
Expected common stock price volatility	56	34	33
Expected life (in years)	6.6	6.8	6.8

(a)	In 2009, the expected dividend yield was determined using historical dividend yields.
The expected volatility assumption is derived from the implied volatility of JPMorgan Chase’s publicly traded stock options. The expected life assumption is an estimate of the length of time that an employee might hold an option or SAR before it is exercised or canceled, and the assumption is based on the Firm’s historic experience.

Note 10 – Noninterest expense
The following table presents the components of noninterest expense.

Year ended December 31, (in millions)	2009	2008	2007

Compensation expense	$26,928	$22,746	$22,689
Noncompensation expense:
Occupancy expense	3,666	3,038	2,608
Technology, communications and equipment expense	4,624	4,315	3,779
Professional and outside services	6,232	6,053	5,140
Marketing	1,777	1,913	2,070
Other expense(a)(b)	7,594	3,740	3,814
Amortization of intangibles	1,050	1,263	1,394

Total noncompensation expense	24,943	20,322	18,805
Merger costs	481	432	209

Total noninterest expense	$52,352	$43,500	$41,703

(a)	Includes a $675 million FDIC special assessment in 2009.

(b)	Included foreclosed property expense of $1.4 billion, $213 million and $56 million for 2009, 2008 and 2007, respectively. For additional information regarding foreclosed property, see Note 13 on pages 192-196 of this Annual Report.
Merger costs
Costs associated with the Bear Stearns merger and the Washington Mutual transaction in 2008, the 2004 merger with Bank One Corporation and The Bank of New York, Inc. (“The Bank of New York”) transaction in 2006 are reflected in the merger costs caption of the Consolidated Statements of Income. For a further discussion of the Bear Stearns merger and the Washington Mutual transaction, see Note 2 on pages 143-148 of this Annual Report. A summary of merger-related costs is shown in the following table.

	2009			2008
Year ended December 31, (in millions)	Bear Stearns	Washington Mutual	Total	Bear Stearns	Washington Mutual	Total	2007(b)

Expense category
Compensation	$(9)	$256	$247	$181	$113	$294	$(19)
Occupancy	(3)	15	12	42	—	42	17
Technology and communications and other	38	184	222	85	11	96	188
The Bank of New York transaction	—	—	—	—	—	—	23

Total(a)	$26	$455	$481	$308	$124	$432	$209

(a)	With the exception of occupancy- and technology-related write-offs, all of the costs in the table required the expenditure of cash.

(b)	The 2007 activity reflects the 2004 merger with Bank One Corporation and the transaction with The Bank of New York.
The table below shows changes in the merger reserve balance related to costs associated with the above transactions.

	2009			2008
Year ended December 31, (in millions)	Bear Stearns	Washington Mutual	Total	Bear Stearns	Washington Mutual	Total	2007(a)

Merger reserve balance, beginning of period	$327	$441	$768	$—	$—	$—	$155
Recorded as merger costs	26	455	481	308	124	432	186
Recorded as goodwill	(5)	—	(5)	1,112	435	1,547	(60)
Utilization of merger reserve	(316)	(839)	(1,155)	(1,093)	(118)	(1,211)	(281)

Merger reserve balance, end of period	$32	$57	$89	$327	$441	$768	$— (b)

(a)	The 2007 activity reflects the 2004 merger with Bank One Corporation.

(b)	Excludes $10 million at December 31, 2007, related to the Bank of New York transaction.

186	JPMorgan Chase & Co. / 2009 Annual Report

Note 11 – Securities

Securities are classified as AFS, held-to-maturity (“HTM”) or trading. Trading securities are discussed in Note 3 on pages 148-165 of this Annual Report. Securities are classified primarily as AFS when used to manage the Firm’s exposure to interest rate movements, as well as to make strategic longer-term investments. AFS securities are carried at fair value on the Consolidated Balance Sheets. Unrealized gains and losses, after any applicable hedge accounting adjustments, are reported as net increases or decreases to accumulated other comprehensive income/(loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in securities gains/(losses) on the Consolidated Statements of Income. Securities that the Firm has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost on the Consolidated Balance Sheets. The Firm has not classified new purchases of securities as HTM for the past several years.
The following table presents realized gains and losses from AFS securities.

Year ended December 31,
(in millions)	2009	2008	2007

Realized gains	$2,268	$1,890	$667
Realized losses	(580)	(254)	(503)

Net realized gains(a)	1,688	1,636	164
Credit losses included in securities gains(b)	(578)	(76)	—

Net securities gains	$1,110	$1,560	$164

(a)	Proceeds from securities sold were within approximately 3% of amortized cost in 2009 and approximately 2% of amortized cost in 2008 and 2007.

(b)	Includes other-than-temporary impairment losses recognized in income on certain prime and subprime mortgage-backed securities and obligations of U.S. states and municipalities.

The amortized costs and estimated fair values of AFS and HTM securities were as follows for the dates indicated.

	2009					2008
		Gross	Gross				Gross	Gross
	Amortized	unrealized	unrealized			Amortized	unrealized	unrealized	Fair
December 31, (in millions)	cost	gains	losses		Fair value	cost	gains	losses	value

Available-for-sale debt securities
Mortgage-backed securities(a):
U.S. government agencies(b)	$166,094	$2,412	$608		$167,898	$115,198	$2,414	$227	$117,385
Residential:
Prime and Alt-A	5,234	96	807	(d)	4,523	8,826	4	1,935	6,895
Subprime	17	—	—		17	213	—	19	194
Non-U.S.	10,003	320	65		10,258	2,233	24	182	2,075
Commercial	4,521	132	63		4,590	4,623	—	684	3,939

Total mortgage-backed securities	$185,869	$2,960	$1,543		$187,286	$131,093	$2,442	$3,047	$130,488
U.S. Treasury and government agencies(b)	30,044	88	135		29,997	10,402	52	97	10,357
Obligations of U.S. states and municipalities	6,270	292	25		6,537	3,479	94	238	3,335
Certificates of deposit	2,649	1	—		2,650	17,226	64	8	17,282
Non-U.S. government debt securities	24,320	234	51		24,503	8,173	173	2	8,344
Corporate debt securities	61,226	812	30		62,008	9,358	257	61	9,554
Asset-backed securities(a):
Credit card receivables	25,266	502	26		25,742	13,651	8	2,268	11,391
Collateralized debt and loan obligations	12,172	413	436		12,149	11,847	168	820	11,195
Other	6,719	129	54		6,794	1,026	4	135	895

Total available-for-sale debt securities	$354,535	$5,431	$2,300	(d)	$357,666	$206,255	$3,262	$6,676	$202,841
Available-for-sale equity securities	2,518	185	4		2,699	3,073	2	7	3,068

Total available-for-sale securities	$357,053	$5,616	$2,304	(d)	$360,365	$209,328	$3,264	$6,683	$205,909

Total held-to-maturity securities(c)	$25	$2	$—		$27	$34	$1	$—	$35

(a)	Prior periods have been revised to conform to the current presentation.

(b)	Includes total U.S. government-sponsored enterprise obligations with fair values of $153.0 billion and $120.1 billion at December 31, 2009 and 2008, respectively, which were predominantly mortgage-related.

(c)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.

(d)	Includes a total of $368 million (before tax) of unrealized losses related to prime mortgage-backed securities reported in accumulated comprehensive income not related to credit on debt securities for which credit losses have been recognized in income.

JPMorgan Chase & Co. / 2009 Annual Report	187

Notes to consolidated financial statements
Securities impairment
The following table presents the fair value and gross unrealized losses for AFS securities by aging category at December 31.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
		Gross		Gross		Total gross
		unrealized	Fair	unrealized	Total fair	unrealized
December 31, 2009 (in millions)	Fair value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$43,235	$603	$644	$5	$43,879	$608
Residential:
Prime and Alt-A	183	27	3,032	780	3,215	807
Subprime	—	—	—	—	—	—
Non-U.S.	391	1	1,773	64	2,164	65
Commercial	679	34	229	29	908	63

Total mortgage-backed securities	44,488	665	5,678	878	50,166	1,543
U.S. Treasury and government agencies	8,433	135	—	—	8,433	135
Obligations of U.S. states and municipalities	472	11	389	14	861	25
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	2,471	46	835	5	3,306	51
Corporate debt securities	1,831	12	4,634	18	6,465	30
Asset-backed securities:
Credit card receivables	—	—	745	26	745	26
Collateralized debt and loan obligations	42	1	7,883	435	7,925	436
Other	767	8	1,767	46	2,534	54

Total available-for-sale debt securities	58,504	878	21,931	1,422	80,435	2,300
Available-for-sale equity securities	1	1	3	3	4	4

Total securities with gross unrealized losses	$58,505	$879	$21,934	$1,425	$80,439	$2,304

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
		Gross		Gross		Total gross
		unrealized		unrealized	Total fair	unrealized
December 31, 2008 (in millions)	Fair value	losses	Fair value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities(a):
U.S. government agencies	$6,016	$224	$469	$3	$6,485	$227
Residential:
Prime and Alt-A	6,254	1,838	333	97	6,587	1,935
Subprime	—	—	151	19	151	19
Non-U.S.	1,908	182	—	—	1,908	182
Commercial	3,939	684	—	—	3,939	684

Total mortgage-backed securities	18,117	2,928	953	119	19,070	3,047
U.S. Treasury and government agencies(a)	7,659	97	—	—	7,659	97
Obligations of U.S. states and municipalities	1,129	232	16	6	1,145	238
Certificates of deposit	382	8	—	—	382	8
Non-U.S. government debt securities	308	1	74	1	382	2
Corporate debt securities	558	54	30	7	588	61
Asset-backed securities(a):
Credit card receivables	10,267	1,964	472	304	10,739	2,268
Collateralized debt and loan obligations	9,059	820	—	—	9,059	820
Other	813	134	17	1	830	135

Total available-for-sale debt securities	48,292	6,238	1,562	438	49,854	6,676
Available-for-sale equity securities	19	7	—	—	19	7

Total securities with gross unrealized losses	$48,311	$6,245	$1,562	$438	$49,873	$6,683

(a)	Prior periods have been revised to conform to the current presentation.

188	JPMorgan Chase & Co. / 2009 Annual Report

Other-than-temporary impairment
In April 2009, the FASB amended the other-than-temporary impairment (“OTTI”) model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, OTTI losses must be recognized in earnings if an investor has the intent to sell the debt security, or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. Amounts relating to factors other than credit losses are recorded in OCI. The guidance also requires additional disclosures regarding the calculation of credit losses, as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. JPMorgan Chase early adopted the new guidance effective for the period ending March 31, 2009. The Firm did not record a transition adjustment for securities held at March 31, 2009, which were previously considered other-than-temporarily impaired, as the Firm intended to sell the securities for which it had previously recognized other-than-temporary impairments.
AFS securities in unrealized loss positions are analyzed as part of the Firm’s ongoing assessment of OTTI. When the Firm intends to sell AFS securities, it recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities.
When the Firm does not intend to sell AFS equity or debt securities in an unrealized loss position, potential OTTI is considered using a variety of factors, including the length of time and extent to which the market value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Firm estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and, where applicable for purchased or retained beneficial interests in securitized assets, to determine if any adverse changes in cash flows have occurred. The Firm’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period – including, for example, for securities issued in a securitization, underlying loan-level data, and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement. The Firm compares the losses projected for the underlying collateral (“pool losses”) against the level of credit enhancement in the securitization structure to determine whether these features are sufficient to absorb the pool losses, or whether a credit loss on the AFS debt security exists. The Firm also performs other analyses to support its cash flow projections, such as first-loss analyses or stress scenarios. For debt securities, the Firm considers a decline in fair value to be other-than-temporary when the Firm does not expect to recover the entire amortized cost basis of the security. The Firm also considers an OTTI to have occurred when there is an adverse change in cash flows to beneficial interests in securitizations that are rated below “AA” at acquisition, or that can be contractually prepaid or otherwise settled in such a way that the Firm would not recover substantially all of its recorded investment. For equity securities, the Firm considers the above factors, as well as the Firm’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the carrying value. The Firm considers a decline in fair value of AFS equity securities to be other-than-temporary if it is probable that the Firm will not recover its amortized cost basis.
The following table presents credit losses that are included in the securities gains and losses table above.

Year ended December 31, (in millions)	2009

Debt securities the Firm does not intend to sell that have credit losses

Total losses(a)	$(946)
Losses recorded in/(reclassified from) other comprehensive income	368

Credit losses recognized in income(b)(c)	$(578)

(a)	For initial other-than-temporary impairments, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to the previously recorded other-than-temporary impairment(s), if applicable.
(b)	Represents the credit loss component of certain prime and subprime mortgage-backed securities and obligations of U.S. states and municipalities that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.
(c)	Excluded from this table are OTTI losses of $7 million that were recognized in income in 2009, related to subprime mortgage-backed debt securities the Firm intended to sell. These securities were sold in 2009, resulting in the recognition of a recovery of $1 million.
Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward of the credit loss component of OTTI losses that were recognized in income in 2009, related to debt securities that the Firm does not intend to sell.

Year ended December 31, (in millions)	2009

Balance, beginning of period	$—
Additions:
Newly credit-impaired securities	578
Increase in losses on previously credit-impaired securities reclassified from other comprehensive income	—

Balance, end of period	$578

During 2009, the Firm continued to increase the size of its AFS securities portfolio. Unrealized losses have decreased since December 31, 2008, due primarily to overall market spread and market liquidity improvements, which resulted in increased pricing across asset classes. As of December 31, 2009, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in

JPMorgan Chase & Co. / 2009 Annual Report	189

Notes to consolidated financial statements

income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of December 31, 2009.
Following is a description of the Firm’s primary security investments and the key assumptions used in its estimate of the present value of the cash flows most likely to be collected from these investments.
Mortgage-backed securities – U.S. government agencies
As of December 31, 2009, gross unrealized losses on mortgage-backed securities related to U.S. agencies were $608 million, of which $5 million related to securities that have been in an unrealized loss position for longer than 12 months. These mortgage-backed securities do not have any credit losses, given the explicit and implicit guarantees provided by the U.S. federal government.
Mortgage-backed securities – Prime and Alt-A nonagency
As of December 31, 2009, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $807 million, of which $780 million related to securities that have been in an unrealized loss position for longer than 12 months. Overall losses have decreased since December 31, 2008, due to increased market stabilization, resulting from increased demand for higher-yielding asset classes and new U.S. government programs. Approximately one-third of these positions (by amortized cost) are currently rated “AAA.” The remaining two-thirds have experienced downgrades since purchase, and approximately half of the positions are currently rated below investment-grade. In analyzing prime and Alt-A residential mortgage-backed securities for potential credit losses, the Firm utilizes a methodology that focuses on loan-level detail to estimate future cash flows, which are then applied to the various tranches of issued securities based on their respective contractual provisions of the securitization trust. The loan-level analysis considers prepayment, home price, default rate and loss severity assumptions. Given this level of granularity, the underlying assumptions vary significantly taking into consideration such factors as the financial condition of the borrower, loan to value ratio, loan type and geographical location of the underlying property. The weighted average underlying default rate on the positions was 19% and the related weighted average loss severity was 51%. Based on this analysis, the Firm has recognized $138 million of OTTI losses in earnings in 2009, related to securities that have experienced increased delinquency rates associated to specific collateral types and origination dates. The unrealized loss of $807 million on the remaining securities is considered temporary, based on management’s assessment that the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Mortgage-backed securities – Commercial
As of December 31, 2009, gross unrealized losses related to commercial mortgage-backed securities were $63 million, of which $29 million related to securities that have been in an unrealized loss position for longer than 12 months. The Firm’s commercial mortgage-backed securities are rated “AAA,” “AA,” “A” and “BBB” and possess, on average, 29% subordination (a form of credit enhancement for the benefit of senior securities, expressed here as the percentage of pool losses that can occur before a senior asset-backed security will incur its first dollar of principal loss). In considering whether potential credit-related losses exist, the Firm conducted a scenario analysis, using high levels of delinquencies and losses over the near term, followed by lower levels over the longer term. Specific assumptions included: (i) default of all loans more than 60 days delinquent; (ii) additional default rates for the remaining portfolio forecasted to be up to 8% in the near term and 2% in the longer term; and (iii) loss severity assumptions ranging from 45% in the near term to 40% in later years.
Asset-backed securities – Credit card receivables
As of December 31, 2009, gross unrealized losses related to credit card receivables asset-backed securities were $26 million, which relate to securities that were in an unrealized loss position for longer than 12 months. One of the key metrics the Firm reviews for credit card–related asset-backed securities is each trust’s excess spread, which is the credit enhancement resulting from cash that remains each month after payments are made to investors for principal and interest and to servicers for servicing fees, and after credit losses are allocated. The average excess spread for the issuing trusts in which the Firm holds interests ranges from 3.8% to 13.8% with a weighted average of 6.9%.
Asset-backed securities – Collateralized debt and loan obligations
As of December 31, 2009, gross unrealized losses related to collateralized debt and loan obligations were $436 million, of which $435 million related to securities that were in an unrealized loss position for longer than 12 months. Overall losses have decreased since December 31, 2008, mainly as a result of, lower default forecasts and spread tightening across various asset classes. Substantially all of these securities are rated “AAA” and “AA” and have an average credit enhancement of 29%. Credit enhancement in CLOs is primarily in the form of overcollateralization, which is the excess of the par amount of collateral over the par amount of securities. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends, the Firm assumed collateral default rates of 5% for 2009 and thereafter. Further, loss severities were assumed to be 50% for loans and 80% for debt securities. Losses on collateral were estimated to occur approximately 18 months after default.

190	JPMorgan Chase & Co. / 2009 Annual Report

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at December 31, 2009, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

	2009
		Due after one	Due after five
By remaining maturity	Due in one	year through	years through	Due after
December 31, (in millions)	year or less	five years	10 years	10 ears(c)	Total

Available-for-sale debt securities
Mortgage-backed securities(b)
Amortized cost	$1	$321	$6,707	$178,840	$185,869
Fair value	1	335	6,804	180,146	187,286
Average yield(a)	3.40%	5.17%	4.75%	4.54%	4.54%
U.S. Treasury and government agencies(b)
Amortized cost	$307	$23,985	$5,527	$225	$30,044
Fair value	307	24,044	5,423	223	29,997
Average yield(a)	0.34%	2.34%	3.34%	5.38%	2.53%
Obligations of U.S. states and municipalities
Amortized cost	$14	$249	$353	$5,654	$6,270
Fair value	14	260	364	5,899	6,537
Average yield(a)	0.25%	4.80%	5.13%	4.75%	4.75%
Certificates of deposit
Amortized cost	$2.649	—	—	—	$2,649
Fair value	2,650	—	—	—	2,650
Average yield(a)	3.12%	—	—	—	3.12%
Non-U.S. government debt securities
Amortized cost	$10,726	$12,830	$616	$148	$24,320
Fair value	10,732	12,994	627	150	24,503
Average yield(a)	0.95%	2.13%	3.21%	1.71%	1.64%
Corporate debt securities
Amortized cost	$6,694	$53,081	$1,253	$198	$61,226
Fair value	6,786	53,706	1,308	208	62,008
Average yield(a)	1.78%	2.15%	5.88%	6.15%	2.19%
Asset-backed securities
Amortized cost	$13,826	$8,365	$10,386	$11,580	$44,157
Fair value	13,902	8,646	10,507	11,630	44,685
Average yield(a)	2.04%	1.70%	1.38%	1.43%	1.66%

Total available-for-sale debt securities
Amortized cost	$34,217	$98,831	$24,842	$196,645	$354,535
Fair value	34,392	99,985	25,033	198,256	357,666
Average yield(a)	1.72%	2.17%	3.05%	4.36%	3.40%

Available-for-sale equity securities
Amortized cost	—	—	—	$2,518	$2,518
Fair value	—	—	—	2,699	2,699
Average yield(a)	—	—	—	0.42%	0.42%

Total available-for-sale securities
Amortized cost	$34,217	$98,831	$24,842	$199,163	$357,053
Fair value	34,392	99,985	25,033	200,955	360,365
Average yield(a)	1.72%	2.17%	3.05%	4.31%	3.38%

Total held-to-maturity securities
Amortized cost	—	$3	$20	$2	$25
Fair value	—	3	22	2	27
Average yield(a)	—%	6.96%	6.87%	6.49%	6.85%

(a)	Average yield was based on amortized cost balances at the end of the period and did not give effect to changes in fair value reflected in accumulated other comprehensive income/(loss). Yields are derived by dividing interest/dividend income (including the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.
(b)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2009.
(c)	Includes securities with no stated maturity. Substantially all of the Firm’s mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately five years for nonagency mortgage-backed securities and three years for collateralized mortgage obligations.

JPMorgan Chase & Co. / 2009 Annual Report	191

Notes to consolidated financial statements

Note 12 – Securities financing activities
JPMorgan Chase enters into resale agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions, primarily to finance the Firm’s inventory positions, acquire securities to cover short positions, accommodate customers’ financing needs, and settle other securities obligations.
Resale agreements and repurchase agreements are generally treated as collateralized financing transactions carried on the Consolidated Balance Sheets at the amounts at which the securities will be subsequently sold or repurchased, plus accrued interest. On January 1, 2007, pursuant to the adoption of the fair value option, the Firm elected fair value measurement for certain resale and repurchase agreements. In 2008, the Firm elected fair value measurement for certain newly transacted securities borrowed and securities lending agreements. For a further discussion of the fair value option, see Notes 4 and 20 on pages 165–167 and 219, respectively, of this Annual Report. The securities financing agreements for which the fair value option was elected are reported within securities purchased under resale agreements; securities loaned or sold under repurchase agreements; securities borrowed; and other borrowed funds on the Consolidated Balance Sheets. Generally, for agreements carried at fair value, current-period interest accruals are recorded within interest income and interest expense, with changes in fair value reported in principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with FASB guidance for hybrid instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis. JPMorgan Chase takes possession of securities purchased under resale agreements. On a daily basis, JPMorgan Chase monitors the market value of the underlying collateral, primarily U.S. and non-U.S. government and agency securities, that it has received from its counterparties, and requests additional collateral when necessary.
Transactions similar to financing activities that do not meet the definition of a repurchase agreement are accounted for as “buys” and “sells” rather than financing transactions. These transactions are accounted for as a purchase/(sale) of the underlying securities with a forward obligation to sell/(purchase) the securities. The forward purchase/(sale) obligation is a derivative that is recorded on the Consolidated Balance Sheets at fair value, with changes in fair value recorded in principal transactions revenue.
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
The following table details the components of collateralized financings.

December 31, (in millions)	2009	2008

Securities purchased under resale agreements(a)	$195,328	$200,265
Securities borrowed(b)	119,630	124,000

Securities sold under repurchase agreements(c)	$245,692	$174,456
Securities loaned	7,835	6,077

(a)	Includes resale agreements of $20.5 billion and $20.8 billion accounted for at fair value at December 31, 2009 and 2008, respectively.
(b)	Includes securities borrowed of $7.0 billion and $3.4 billion accounted for at fair value at December 31, 2009 and 2008, respectively.
(c)	Includes repurchase agreements of $3.4 billion and $3.0 billion accounted for at fair value at December 31, 2009 and 2008, respectively.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets.
At December 31, 2009, the Firm received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $614.4 billion. This collateral was generally obtained under resale agreements, securities borrowing agreements and customer margin loans. Of these securities, approximately $392.9 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
Note 13 – Loans
The accounting for a loan may differ based on whether it is originated or purchased and whether the loan is used in an investing or trading strategy. For purchased loans held-for-investment, the accounting also differs depending on whether a loan is credit-impaired at the date of acquisition. Purchased loans with evidence of credit deterioration since the origination date and for which it is probable, at acquisition, that all contractually required payments receivable will not be collected are considered to be credit-impaired. The measurement framework for loans in the Consolidated Financial Statements is one of the following:
•	At the principal amount outstanding, net of the allowance for loan losses, unearned income, unamortized discounts and premiums, and any net deferred loan fees or costs, for loans held for investment (other than purchased credit-impaired loans);
•	At the lower of cost or fair value, with valuation changes recorded in noninterest revenue, for loans that are classified as held-for-sale;
•	At fair value, with changes in fair value recorded in noninterest revenue, for loans classified as trading assets or risk managed on a fair value basis; or
•	Purchased credit-impaired loans held-for-investment are initially measured at fair value, which includes estimated future credit losses. Accordingly, an allowance for loan losses related to these loans is not recorded at the acquisition date.
See Note 4 on pages 165–167 of this Annual Report for further information on the Firm’s elections of fair value accounting under

192	JPMorgan Chase & Co. / 2009 Annual Report

the fair value option. See Note 3 and Note 4 on pages 148–165 and 165–167 of this Annual Report for further information on loans carried at fair value and classified as trading assets.
For loans held-for-investment, other than purchased credit-impaired loans, interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.
Nonaccrual loans are those on which the accrual of interest has been suspended. Loans (other than credit card loans, certain consumer loans insured by U.S. government agencies and purchased credit-impaired loans, which are discussed below) are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectibility of loan principal, cash receipts are applied to reduce the carrying value of such loans (i.e., the cost recovery method). Interest and fees related to credit card loans continue to accrue until the loan is charged off or paid in full.
Loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loans.
Wholesale and business banking loans (which are risk-rated) are charged off to the allowance for loan losses when it is highly certain that a loss has been realized. This determination includes many factors, including the prioritization of the Firm’s claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity.
Consumer loans, other than business banking and purchased credit-impaired loans, are generally charged off to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council policy. For example, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), which ever is earlier. Residential mortgage products are generally charged off to net realizable value no later than 180 days past due. Other consumer products, if collateralized, are generally charged off to net realizable value at 120 days past due.
In addition, any impaired loan that is determined to be collateral-dependent is charged-off to an amount equal to the fair value of the collateral less costs to sell. Loans are identified as collateral-dependent when management believes that collateral is the sole source of repayment.
A collateralized loan is reclassified to assets acquired in loan satisfactions, within other assets, at the lower of the recorded investment in the loan or the fair value of the collateral less estimated costs to sell, only when JPMorgan Chase has taken physical possession of the collateral, regardless of whether formal foreclosure proceedings have taken place.
Loans within the held-for-investment portfolio that management decides to sell are transferred to the held-for-sale portfolio. Transfers to held-for-sale are recorded at the lower of cost or fair value on the date of transfer. Credit-related losses are charged off to the allowance for loan losses and losses due to changes in interest rates or exchange rates are recognized in noninterest revenue.
Loans within the held-for-sale portfolio that management decides to retain are transferred to the held-for-investment portfolio at the lower of cost or fair value. These loans are subsequently assessed for impairment based on the Firm’s allowance methodology. For a further discussion of the methodologies used in establishing the Firm’s allowance for loan losses, see Note 14 on pages 196–198 of this Annual Report.
The composition of the Firm’s aggregate loan portfolio at each of the dates indicated was as follows.

December 31, (in millions)	2009	2008

U.S. wholesale loans:
Commercial and industrial	$49,103	$70,208
Real estate	54,968	61,888
Financial institutions	13,372	20,615
Government agencies	5,634	5,918
Other	23,383	23,157
Loans held-for-sale and at fair value	2,625	4,990

Total U.S. wholesale loans	149,085	186,776

Non-U.S. wholesale loans:
Commercial and industrial	19,138	27,977
Real estate	2,227	2,623
Financial institutions	11,755	16,381
Government agencies	1,707	603
Other	18,790	18,719
Loans held-for-sale and at fair value	1,473	8,965

Total non-U.S. wholesale loans	55,090	75,268

Total wholesale loans: (a)(b)
Commercial and industrial	68,241	98,185
Real estate(c)	57,195	64,511
Financial institutions	25,127	36,996
Government agencies	7,341	6,521
Other	42,173	41,876
Loans held-for-sale and at fair value(d)	4,098	13,955

Total wholesale loans	204,175	262,044

Consumer loans:(e)
Home equity – senior lien(f)	27,376	29,793
Home equity – junior lien(g)	74,049	84,542
Prime mortgage	66,892	72,266
Subprime mortgage	12,526	15,330
Option ARMs	8,536	9,018
Auto loans	46,031	42,603
Credit card(h)(i)	78,786	104,746
Other	31,700	33,715
Loans held-for-sale(j)	2,142	2,028

Total consumer loans – excluding purchased credit-impaired	348,038	394,041

Consumer loans – purchased credit-impaired	81,245	88,813

Total consumer loans	429,283	482,854

Total loans(k)	$633,458	$744,898

JPMorgan Chase & Co. / 2009 Annual Report	193

Notes to consolidated financial statements

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services and Asset Management.
(b)	During the fourth quarter of 2009, certain industry classifications were modified to better reflect risk correlations and enhance the Firm’s management of industry risk. Prior periods have been revised to reflect the current presentation.
(c)	Represents credit extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment businesses, and for which the repayment is predominantly from the sale, lease, management, operations or refinancing of the property.
(d)	Includes loans for commercial and industrial, real estate, financial institutions and other of $3.1 billion, $44 million, $278 million and $715 million, respectively, at December 31, 2009, and $11.0 billion, $428 million, $1.5 billion and $995 million, respectively, at December 31, 2008.
(e)	Includes Retail Financial Services, Card Services and the Corporate/Private Equity segment.
(f)	Represents loans where JPMorgan Chase holds the first security interest on the property.
(g)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.
(h)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.
(i)	Includes $1.0 billion of loans at December 31, 2009, held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009. See Note 15 on pages 198–205 of this Annual Report.
(j)	Includes loans for prime mortgage and other (largely student loans) of $450 million and $1.7 billion at December 31, 2009, respectively, and $206 million and $1.8 billion at December 31, 2008, respectively.
(k)	Loans (other than purchased credit-impaired loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $1.4 billion and $2.0 billion at December 31, 2009 and 2008, respectively. Prior periods have been revised to conform to the current presentation.
The following table reflects information about the Firm’s loan sales.

Year ended December 31, (in millions)	2009	2008	2007

Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$439	$(2,508)	$99

(a)	Excludes sales related to loans accounted for at fair value.
Impaired loans
Impaired loans include the following:
•	Risk-rated loans that have been placed on nonaccrual status and/or that have been modified in a troubled debt restructuring.
•	Consumer loans that have been modified in a troubled debt restructuring.
Loans with insignificant delays or insignificant short falls in the amount of payments expected to be collected are not considered to be impaired.
All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on pages 196–198 of this Annual Report. Both wholesale and consumer loans are deemed impaired upon being contractually modified in a troubled debt restructuring. Troubled debt restructurings typically result from the Firm’s loss mitigation activities and occur when JPMorgan Chase grants a concession to a borrower who is experiencing financial difficulty in order to minimize the Firm’s economic loss and to avoid foreclosure or repossession of collateral. Once restructured in a troubled debt restructuring, a loan is generally considered impaired until its maturity, regardless of whether the borrower performs under the modified terms. Although such a loan may be returned to accrual status if the criteria set forth in the Firm’s accounting policy are met, the loan would continue to be evaluated for an asset-specific allowance for loan losses and the Firm would continue to report the loan in the impaired loan table below.
The tables below set forth information about the Firm’s impaired loans, excluding both purchased credit-impaired loans and modified credit card loans, which are separately discussed below.

December 31, (in millions)	2009	2008

Impaired loans with an allowance:
Wholesale	$6,216	$2,026
Consumer(a)	3,978	2,252

Total impaired loans with an allowance	10,194	4,278

Impaired loans without an allowance:(b)
Wholesale	760	62
Consumer(a)	—	—

Total impaired loans without an allowance	760	62

Total impaired loans	$10,954	$4,340

Allowance for impaired loans:
Wholesale	$2,046	$712
Consumer(a)	996	379

Total allowance for impaired loans(c)	$3,042	$1,091

Year ended December 31, (in millions)	2009	2008	2007

Average balance of impaired loans :
Wholesale	$4,719	$896	$316
Consumer(a)	3,518	1,211	317

Total average impaired loans	$8,237	$2,107	$633

Interest income recognized on impaired loans:
Wholesale	$15	$—	$—
Consumer(a)	138	57	—

Total interest income recognized on impaired loans	$153	$57	$—

(a)	Excludes credit card loans.
(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance.
(c)	The allowance for impaired loans is included in JPMorgan Chase’s allowance for loan losses.
As of December 31, 2009, wholesale loans restructured in troubled debt restructurings were approximately $1.1 billion.
During 2009, the Firm reviewed its residential real estate portfolio to identify homeowners most in need of assistance, opened new regional counseling centers, hired additional loan counselors, introduced new financing alternatives, proactively reached out to borrowers to offer prequalified modifications, and commenced a new process to independently review each loan before moving it into the foreclosure process. In addition, during the first quarter of 2009, the U.S. Treasury introduced the Making Home Affordable (“MHA”) programs, which are designed to assist eligible homeowners in a number of ways, one of which is by modifying the terms of their mortgages. The Firm is participating in the MHA programs while continuing to expand its other loss mitigation efforts for financially distressed borrowers who do not qualify for the MHA programs. The MHA programs and the Firm’s other loss-mitigation programs for financially troubled borrowers generally represent various concessions, such as term extensions, rate reductions and deferral of principal payments, that would have otherwise been required under the terms of the original agreement. When the Firm modifies home equity lines of credit in troubled debt restructurings, future lending commitments related to the modified loans

194	JPMorgan Chase & Co. / 2009 Annual Report

are canceled as part of the terms of the modification. Under all of these programs, borrowers must make at least three payments under the revised contractual terms during a trial period and be successfully re-underwritten with income verification before their loan can be permanently modified. Upon contractual modification, retained residential real estate loans, other than purchased credit-impaired loans, are accounted for as troubled debt restructurings.
Consumer loans with balances of approximately $3.1 billion and $1.8 billion have been permanently modified and accounted for as troubled debt restructurings as of December 31, 2009 and 2008, respectively. Of these loans, $966 million and $853 million were classified as nonperforming at December 31, 2009 and 2008, respectively.
JPMorgan Chase has also modified the terms of credit card loan agreements with borrowers who have experienced financial difficulty. Such modifications may include reducing the interest rate on the card and/or placing the customer on a fixed payment plan not exceeding 60 months; in all cases, the Firm cancels the customer’s available line of credit on the credit card. If the cardholder does not comply with the modified payment terms, then the credit card loan agreement will revert back to its original payment terms, with the amount of any loan outstanding reflected in the appropriate delinquency “bucket.” The loan amount may then be charged-off in accordance with the Firm’s standard charge-off policy. Under these modification programs, $5.1 billion and $2.4 billion of on-balance sheet credit card loans outstandings have been modified at December 31, 2009 and 2008, respectively. In accordance with the Firm’s methodology for determining its consumer allowance for loan losses, the Firm had already recognized a provision for loan losses on these credit card loans; accordingly the modifications to these credit card loans had no incremental impact on the Firm’s allowance for loan losses.
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans that it deemed to be credit-impaired. Wholesale loans with a carrying amount of $135 million at December 31, 2009, down from $224 million at December 31, 2008, were determined to be credit-impaired at the date of acquisition. These wholesale loans are being accounted for individually (not on a pooled basis) and are reported as nonperforming loans since cash flows for each individual loan are not reasonably estimable. Such loans are excluded from the remainder of the following discussion, which relates solely to purchased credit-impaired consumer loans.
Purchased credit-impaired consumer loans were determined to be credit-impaired based on specific risk characteristics of the loan, including product type, loan-to-value ratios, FICO scores, and past due status. Purchasers are permitted to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. With respect to the Washington Mutual transaction, all of the consumer loans were aggregated into pools of loans with common risk characteristics.
The table below sets forth information about these purchased credit-impaired consumer loans at the acquisition date.

(in millions)	September 25, 2008(d)

Contractually required payments receivable
(including interest)	$188,958
Less: Nonaccretable difference	(59,396)

Cash flows expected to be collected(a)(b)	129,562
Less: Accretable yield(b)(c)	(39,454)

Fair value of loans acquired	$90,108

(a)	Represents undiscounted principal and interest cash flows expected at acquisition.
(b)	During the first quarter of 2009, the Firm continued to refine its model to estimate future cash flows for its purchased credit-impaired consumer loans, which resulted in an adjustment of the initial estimate of cash flows expected to be collected. These refinements, which primarily affected the amount of the undiscounted interest cash flows expected to be received over the life of the loans, resulted in a $6.8 billion increase in the Firm’s initial estimates of cash flows expected to be collected and the accretable yield.
(c)	This amount is recognized into interest income over the estimated lives of the underlying pools of loans.
(d)	Date of the Washington Mutual transaction.
The Firm determined the fair value of the purchased credit-impaired consumer loans at the acquisition date by discounting the cash flows expected to be collected at a market observable discount rate, when available, adjusted for factors that a market participant would consider in determining fair value. In determining the cash flows expected to be collected, management incorporated assumptions regarding default rates, loss severities and the amounts and timing of prepayments. Contractually required payments receivable represent the total undiscounted amount of all uncollected contractual principal and interest payments, both past due and due in the future, adjusted for the effect of estimated prepayments.
The accretable yield represents the excess of cash flows expected to be collected over the carrying value of the purchased credit-impaired loans. This amount is not reported on the Firm’s Consolidated Balance Sheets but is accreted into interest income at a level rate of return over the expected lives of the underlying pools of loans. For variable rate loans, expected future cash flows were initially based on the rate in effect at acquisition; expected future cash flows are recalculated as rates change over the lives of the loans.
The table below sets forth the accretable yield activity for these loans for the years ended December 31, 2009 and 2008.

Accretable Yield Activity
(in millions)	2009	2008

Balance, January 1	$32,619	$—
Washington Mutual acquisition(a)	—	39,454
Accretion into interest income	(4,363)	(1,292)
Changes in interest rates on variable rate loans	(4,849)	(5,543)
Other changes in expected cash flows(b)	2,137	—

Balance, December 31,	$25,544	$32,619
Accretable yield percentage	5.14%	5.81%

(a)	During the first quarter of 2009, the Firm continued to refine its model to estimate future cash flows for its purchased credit-impaired consumer loans, which resulted in an adjustment of the initial estimate of cash flows expected to be collected. These refinements, which primarily affected the amount of undiscounted interest cash flows expected to be received over the life of the loans, resulted in a $6.8 billion increase in the Firm’s initial estimate of cash flows expected to be collected and the accretable yield. However, on a discounted basis, these refinements did not have a material impact on the fair value of the purchased credit-impaired loans as of the September 25, 2008, acquisition date; nor did they have a material impact

JPMorgan Chase & Co. / 2009 Annual Report	195

Notes to consolidated financial statements

on the amount of interest income recognized in the Firm’s Consolidated Statements of Income since that date.
(b)	Other changes in expected cash flows include the net impact of changes in estimated prepayments and reclassifications to the nonaccretable difference.
On a quarterly basis, the Firm updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision and allowance for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit-impaired portfolio.
If the timing and/or amounts of expected cash flows on these purchased credit-impaired loans were determined not to be reasonably estimable, no interest would be accreted and the loans would be reported as nonperforming loans; however, since the timing and amounts of expected cash flows for these purchased credit-impaired loans are reasonably estimable, interest is being accreted and the loans are being reported as performing loans.
Charge-offs are not recorded on purchased credit-impaired loans until actual losses exceed the estimated losses that were recorded as purchase accounting adjustments at acquisition date. To date, no charge-offs have been recorded for these loans.
Purchased credit-impaired loans acquired in the Washington Mutual transaction are reported in loans on the Firm’s Consolidated Balance Sheets. In 2009, an allowance for loan losses of $1.6 billion was recorded for the prime mortgage and option ARM pools of loans. The net aggregate carrying amount of the pools that have an allowance for loan losses was $47.2 billion at December 31, 2009. This allowance for loan losses is reported as a reduction of the carrying amount of the loans in the table below.
The table below provides additional information about these purchased credit-impaired consumer loans.

December 31, (in millions)	2009	2008

Outstanding balance(a)	$103,369	$118,180
Carrying amount	79,664	88,813

(a)	Represents the sum of contractual principal, interest and fees earned at the reporting date.
Purchased credit-impaired loans are also being modified under the MHA programs and the Firm’s other loss mitigation programs. For these loans, the impact of the modification is incorporated into the
Firm’s quarterly assessment of whether a probable and/or significant change in estimated future cash flows has occurred, and the loans continue to be accounted for as and reported as purchased credit-impaired loans.
Foreclosed property
The Firm acquires property from borrowers through loan restructurings, workouts, and foreclosures, which is recorded in other assets on the Consolidated Balance Sheets. Property acquired may include real property (e.g., land, buildings, and fixtures) and commercial and personal property (e.g., aircraft, railcars, and ships). Acquired property is valued at fair value less costs to sell at acquisition. Each quarter the fair value of the acquired property is reviewed and adjusted, if necessary. Any adjustments to fair value in the first 90 days are charged to the allowance for loan losses and thereafter adjustments are charged/credited to noninterest revenue–other. Operating expense, such as real estate taxes and maintenance, are charged to other expense.
Note 14 – Allowance for credit losses
The allowance for loan losses includes an asset-specific component, a formula-based component and a component related to purchased credit-impaired loans.
The asset-specific component relates to loans considered to be impaired, which includes any loans that have been modified in a troubled debt restructuring as well as risk-rated loans that have been placed on nonaccrual status. An asset-specific allowance for impaired loans is established when the loan’s discounted cash flows (or, when available, the loan’s observable market price) is lower than the recorded investment in the loan. To compute the asset-specific component of the allowance, larger loans are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective class of assets. Risk-rated loans (primarily wholesale loans) are pooled by risk rating, while scored loans (i.e., consumer loans) are pooled by product type.
The Firm generally measures the asset-specific allowance as the difference between the recorded investment in the loan and the present value of the cash flows expected to be collected, discounted at the loan’s original effective interest rate. Subsequent changes in measured impairment due to the impact of discounting are reported as an adjustment to the provision for loan losses, not as an adjustment to interest income. An asset-specific allowance for an impaired loan with an observable market price is measured as the difference between the recorded investment in the loan and the loan’s fair value.
Certain impaired loans that are determined to be collateral-dependent are charged-off to the fair value of the collateral less costs to sell. When collateral-dependent commercial real-estate loans are determined to be impaired, updated appraisals are typically obtained and updated every six to twelve months. The Firm also considers both borrower- and market-specific factors, which

196	JPMorgan Chase & Co. / 2009 Annual Report

may result in obtaining appraisal updates at more frequent intervals or broker-price opinions in the interim.
The formula-based component is based on a statistical calculation and covers performing risk-rated loans and consumer loans, except for loans restructured in troubled debt restructurings and purchased credit-impaired loans. See Note 13 on pages 195–196 of this Annual Report for more information on purchased credit-impaired loans.
For risk-rated loans, the statistical calculation is the product of an estimated probability of default (“PD”) and an estimated loss given default (“LGD”). These factors are differentiated by risk rating and expected maturity. In assessing the risk rating of a particular loan, among the factors considered are the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned by the Firm to that loan. PD estimates are based on observable external through-the-cycle data, using credit-rating agency default statistics. LGD estimates are based on a study of actual credit losses over more than one credit cycle.
For scored loans, the statistical calculation is performed on pools of loans with similar risk characteristics (e.g., product type) and generally computed as the product of actual outstandings, an expected-loss factor and an estimated-loss coverage period. Expected-loss factors are statistically derived and consider historical factors such as loss frequency and severity. In developing loss frequency and severity assumptions, the Firm considers known and anticipated changes in the economic environment, including changes in housing prices, unemployment rates and other risk indicators. A nationally recognized home price index measure is used to develop loss severity estimates on defaulted residential real estate loans at the metropolitan statistical areas (“MSA”) level. These loss severity estimates are regularly validated by actual losses recognized on defaulted loans, market-specific real estate appraisals and property sales activity. Real estate appraisals are updated when the loan is charged-off, annually thereafter, and at the time of the final foreclosure sale. Forecasting methods are used to estimate expected-loss factors, including credit loss forecasting models and vintage-based loss forecasting.
The economic impact of potential modifications of residential real estate loans is not included in the formula-based allowance because of the uncertainty regarding the level and results of such modifications. As discussed in Note 13 on pages 192-196 of this Annual Report, modified residential real estate loans are generally accounted for as troubled debt restructurings upon contractual modification and are evaluated for an asset-specific allowance at and subsequent to modification. Assumptions regarding the loans’ expected re-default rates are incorporated into the measurement of the asset-specific allowance.
Management applies judgment within an established framework to adjust the results of applying the statistical calculation described above. For the risk-rated portfolios, any adjustments made to the statistical calculation are based on management’s quantitative and qualitative assessment of the quality of underwriting standards; relevant internal factors affecting the credit quality of the current portfolio; and external factors, such as current macroeconomic and political conditions that have occurred but are not yet reflected in the loss factors. Factors related to unemployment, housing prices, and both concentrated and deteriorating industries are also incorporated into the calculation, where relevant. For the scored loan portfolios, adjustments to the statistical calculation are accomplished in part by analyzing the historical loss experience for each major product segment. The determination of the appropriate adjustment is based on management’s view of uncertainties that relate to current macroeconomic and political conditions, the quality of underwriting standards, and other relevant internal and external factors affecting the credit quality of the portfolio.
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
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of December 31, 2009, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including those not yet identifiable).
The table below summarizes the changes in the allowance for loan losses.

Year ended December 31,
(in millions)	2009	2008	2007

Allowance for loan losses at January 1	$23,164	$9,234	$7,279
Cumulative effect of change in accounting principles(a)	—	—	(56)

Allowance for loan losses at January 1, adjusted	23,164	9,234	7,223
Gross charge-offs	24,018	10,764	5,367
Gross/(recoveries)	(1,053)	(929)	(829)

Net charge-offs	22,965	9,835	4,538
Provision for loan losses:
Provision excluding accounting conformity	31,735	19,660	6,538
Provision for loan losses – accounting conformity(b)	—	1,577	—

Total provision for loan losses	31,735	21,237	6,538
Addition resulting from Washington Mutual transaction	—	2,535	—
Other(c)	(332)	(7)	11

Allowance for loan losses at December 31	$31,602	$23,164	$9,234

Components:
Asset-specific(d)(e)	$3,042	$1,091	$188
Formula-based	26,979	22,073	9,046
Purchased credit-impaired	1,581	—	—

Total allowance for loan losses	$31,602	$23,164	$9,234

JPMorgan Chase & Co. / 2009 Annual Report	197

Notes to consolidated financial statements

(a)	Reflects the effect of the adoption of the fair value option at January 1, 2007. For a further discussion of the fair value option, see Note 4 on pages 165–167 of this Annual Report.
(b)	Related to the Washington Mutual transaction in 2008.
(c)	The 2009 amount predominantly represents a reclassification related to the issuance and retention of securities from the Chase Issuance Trust. See Note 15 on pages 198–205 of this Annual Report. The 2008 amount represents foreign exchange translation. The 2007 amount includes assets acquired of $5 million and $5 million of foreign exchange translation.
(d)	Relates to risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a troubled debt restructuring.
(e)	The asset-specific consumer allowance for loan losses includes troubled debt restructuring reserves of $754 million and $258 million at December 31, 2009 and 2008, respectively and none at December 31, 2007. Prior period amounts have been reclassified to conform to the current presentation.
The table below summarizes the changes in the allowance for lending-related commitments.

Year ended December 31, (in millions)	2009	2008	2007

Allowance for lending-related commitments at January 1	$659	$850	$524
Provision for lending-related commitments
Provision excluding accounting conformity	280	(215)	326
Provision for lending-related commitments accounting conformity(a)	—	(43)	—

Total provision for lending-related commitments	280	(258)	326
Addition resulting from Washington Mutual transaction	—	66	—
Other	—	1	—

Allowance for lending-related commitments at December 31	$939	$659	$850

Components:
Asset-specific	$297	$29	$28
Formula-based	642	630	822

Total allowance for lending-related commitments	$939	$659	$850

(a)	Related to the Washington Mutual transaction in 2008.
Note 15 – Loan securitizations
JPMorgan Chase securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student, and commercial loans (primarily related to real estate). JPMorgan Chase-sponsored securitizations utilize SPEs as part of the securitization process. These SPEs are structured to meet the definition of a QSPE (as discussed in Note 1 on page 142 of this Annual Report); accordingly, the assets and liabilities of securitization-related QSPEs are not reflected on the Firm’s Consolidated Balance Sheets (except for retained interests, as described below). The primary purpose of these securitization vehicles is to meet investor needs and to generate liquidity for the Firm through the sale of loans to the QSPEs. These QSPEs are financed through the issuance of fixed- or floating-rate asset-backed securities. See Note 16 on pages 213-214 for further information on the new accounting guidance, effective January 1, 2010, which eliminates the concept of QSPEs and revises the criteria for the consolidation of VIEs.
The Firm records a loan securitization as a sale when the accounting criteria for a sale are met. Those criteria are: (1) the transferred assets are legally isolated from the Firm’s creditors; (2) the entity can pledge or exchange the financial assets, or if the entity is a QSPE, its investors can pledge or exchange their interests; and (3) the Firm does not maintain effective control to repurchase the transferred assets before their maturity, or have the ability to unilaterally cause the holder to return the transferred assets.
For loan securitizations that meet the accounting sales criteria, the gains or losses recorded depend, in part, on the carrying amount of the loans sold except for servicing assets which are initially recorded at fair value. At the time of sale, any retained servicing asset is initially recognized at fair value. The remaining carrying amount of the loans sold is allocated between the loans sold and the other interests retained, based on their relative fair values on the date of sale. Gains on securitizations are reported in noninterest revenue.
When quoted market prices are not available, the Firm estimates the fair value for these retained interests by calculating the present value of future expected cash flows using modeling techniques. Such models incorporate management’s best estimates of key variables, such as expected credit losses, prepayment speeds and the discount rates appropriate for the risks involved.
The Firm may retain interests in the securitized loans in the form of undivided seller’s interest, senior or subordinated interest-only strips, debt and equity tranches, escrow accounts and servicing rights. The classification of retained interests is dependent upon several factors, including the type of interest, whether or not the retained interest is represented by a security certificate and when it was retained. Interests retained by IB are classified as trading assets. See credit card securitizations and mortgage securitizations sections of this Note for further information on the classification of their related retained interests. Retained interests classified as AFS that are rated below “AA” by an external rating agency are subject to impairment evaluations, as discussed in Note 11 on page 189 of this Annual Report.

198	JPMorgan Chase & Co. / 2009 Annual Report

The following table presents the total unpaid principal amount of assets held in JPMorgan Chase-sponsored securitization entities, for which sale accounting was achieved and to which the Firm has continuing involvement, at December 31, 2009 and 2008. Continuing involvement includes servicing the loans, holding senior or subordinated interests acquired at the time of securitization, recourse or guarantee arrangements and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. In the table below, the amount of beneficial interests held by third parties and the total retained interests held by JPMorgan Chase will not equal the assets held in QSPEs because the beneficial interests held by third party are reflected at their current outstanding par amounts and a portion of the Firm’s retained interests (trading assets, AFS securities and other assets) are reflected at their fair value.

	Principal amount outstanding			JPMorgan Chase interests in securitized assets(e)(f)(g)(h)

	Total
	assets held	Assets held						Total retained
	by Firm-	in QSPEs						interests held
December 31, 2009	sponsored	with continuing		Trading	AFS		Other	by JPMorgan
(in billions)	QSPEs	involvement		assets	securities	Loans	assets(i)	Chase

Securitization related:
Credit card	$109.6	$109.6	(d)	$0.1	$15.5	$16.7	$11.6	$43.9
Residential mortgage:
Prime(a)	183.3	171.5		0.9	0.2	—	—	1.1
Subprime	50.0	47.3		—	—	—	—	—
Option ARMs	42.0	42.0		—	0.1	—	—	0.1
Commercial and other(b)	155.3	24.8		1.6	0.8	—	—	2.4
Student loans	1.0	1.0		—	—	—	0.1	0.1
Auto	0.2	0.2		—	—	—	—	—

Total(c)	$541.4	$396.4		$2.6	$16.6	$16.7	$11.7	$47.6

	Principal amount outstanding			JPMorgan Chase interests in securitized assets(e)(f)(g)(h)

	Total							Total retained
	assets held	Assets held						interests
	by Firm-	in QSPEs						held by
December 31, 2008	sponsored	with continuing		Trading	AFS		Other	JPMorgan
(in billions)	QSPEs	involvement		assets	securities	Loans	assets(i)	Chase

Securitization related:
Credit card	$121.6	$121.6	(d)	$0.5	$5.6	$33.3	$5.6	$45.0
Residential mortgage:
Prime(a)	233.9	212.3		1.7	0.7	—	—	2.4
Subprime	61.0	58.6		—	0.1	—	—	0.1
Option ARMs	48.3	48.3		0.1	0.3	—	—	0.4
Commercial and other(b)	174.1	45.7		2.0	0.5	—	—	2.5
Student loans	1.1	1.1		—	—	—	0.1	0.1
Auto	0.8	0.8		—	—	—	—	—

Total(c)	$640.8	$488.4		$4.3	$7.2	$33.3	$5.7	$50.5

(a)	Includes Alt-A loans.
(b)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions. Also, includes co-sponsored commercial securitizations and, therefore, includes non–JPMorgan Chase–originated commercial mortgage loans.
(c)	Includes securitized loans where the Firm owns less than a majority of the subordinated or residual interests in the securitizations.
(d)	Includes credit card loans, accrued interest and fees, and cash amounts on deposit.
(e)	Excludes retained servicing (for a discussion of MSRs, see Note 17 on pages 214–217 of this Annual Report).
(f)	Excludes senior and subordinated securities of $875 million and $974 million at December 31, 2009 and 2008, respectively, which the Firm purchased in connection with IB’s secondary market-making activities.
(g)	Includes investments acquired in the secondary market, predominantly for held-for-investment purposes, of $2.0 billion and $1.8 billion as of December 31, 2009 and 2008, respectively. This is comprised of $1.8 billion and $1.4 billion of investments classified as available-for-sale, including $1.7 billion and $172 million in credit cards, zero and $693 million of residential mortgages, and $91 million and $495 million of commercial and other; and $152 million and $452 million of investments classified as trading, including $104 million and $112 million of credit cards, $47 million and $303 million of residential mortgages, and $1 million and $37 million of commercial and other, all at December 31, 2009 and 2008, respectively.
(h)	Excludes interest rate and foreign exchange derivatives primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 5 on pages 167–175 of this Annual Report for further information on derivatives.
(i)	Certain of the Firm’s retained interests are reflected at their fair values.

JPMorgan Chase & Co. / 2009 Annual Report	199

Notes to consolidated financial statements

Securitization activity by major product type
The following discussion describes the nature of the Firm’s securitization activities by major product type.
Credit Card Securitizations
The Card Services (“CS”) business securitizes originated and purchased credit card loans, primarily through the Chase Issuance Trust (the “Trust”). In connection with the Washington Mutual transaction, the Firm acquired the seller’s interest in the Washington Mutual Master Trust (the “WMM Trust”) and also became its sponsor. The Firm’s primary continuing involvement in credit card securitizations includes servicing the receivables, retaining an undivided seller’s interest in the receivables, retaining certain senior and subordinated securities and the maintenance of escrow accounts. CS maintains servicing responsibilities for all credit card securitizations that it sponsors. As servicer and transferor, the Firm receives contractual servicing fees based on the securitized loan balance plus excess servicing fees, which are recorded in credit card income as discussed in Note 6 on page 176 of this Annual Report.
Actions taken in the second quarter of 2009
During the quarter ended June 30, 2009, the overall performance of the Firm’s credit card securitization trusts declined, primarily due to the increase in credit losses incurred on the underlying credit card receivables.
Chase Issuance Trust: The Chase Issuance Trust (the Firm’s primary issuance trust), which holds prime quality credit card receivables, maintained positive excess spread, a key metric for evaluating the performance of a card trust, through the first six months of 2009. In spite of this positive excess spread, the Firm took certain actions, as permitted by the Trust agreements, in the second quarter of 2009 to enhance the performance of the Trust due to continuing market uncertainty concerning projected credit costs in the credit card industry, and to mitigate any further deterioration in the performance of the Trust. On May 12, 2009, the Firm increased the required credit enhancement level for each tranche of outstanding notes issued by the Trust, by increasing the minimum required amount of subordinated notes and the funding requirements for the Trust’s cash escrow accounts. On June 1, 2009, the Firm began designating as “discount receivables” a percentage of new credit card receivables for inclusion in the Trust, thereby requiring collections of such discounted receivables to be applied as finance charge collections in the Trust, which increased the excess spread for the Trust. The Firm expects to discontinue designating a percentage of new receivables as discount receivables on July 1, 2010. Also, during the second quarter of 2009, the Firm exchanged $3.5 billion of its undivided seller’s interest in the Trust for $3.5 billion par value of zero-coupon subordinated securities issued by the Trust and retained by the Firm. The issuance of the zero-coupon securities by the Trust also increased the excess spread for the Trust. These actions resulted in the addition of approximately $40 billion of risk-weighted assets for regulatory capital purposes, which decreased the Firm’s Tier 1 capital ratio by approximately 40 basis points, but did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
WMM Trust: At the time of the acquisition of the Washington Mutual banking operations, the assets of the WMM Trust were comprised of Washington Mutual subprime credit card receivables. The quality of the assets in the WMM Trust was much lower than the quality of the credit card receivables that JPMorgan Chase has historically securitized in the public markets.
In order to more closely conform the WMM Trust to the overall quality typical of a JPMorgan Chase–sponsored credit card securitization master trust, during the fourth quarter of 2008 the Firm randomly removed $6.2 billion of credit card loans held by the WMM Trust and replaced them with $5.8 billion of higher-quality receivables from the Firm’s portfolio.
However, as a result of continued deterioration during 2009 in the credit quality of the remaining Washington Mutual–originated assets in the WMM Trust, the performance of the portfolio indicated that an early amortization event was likely to occur unless additional actions were taken. On May 15, 2009, JPMorgan Chase, as seller and servicer, and the Bank of New York Mellon, as trustee, amended the pooling and servicing agreement to permit non-random removals of credit card accounts. On May 19, 2009, the Firm removed all remaining credit card receivables originated by Washington Mutual. Following this removal, the WMM Trust collateral was entirely composed of receivables originated by JPMorgan Chase. As a result of the actions taken by the Firm, the assets and liabilities of the WMM Trust were consolidated on the balance sheet of JPMorgan Chase; as a result, during the second quarter of 2009, the Firm recorded additional assets with an initial fair value of $6.0 billion, liabilities with an initial fair value of $6.1 billion, and a pretax loss of approximately $64 million.
Retained interests in nonconsolidated credit card securitizations
The following is a description of the Firm’s retained interests in credit card securitizations that were not consolidated at the dates presented. Accordingly, the Firm’s retained interests in the WMM Trust are included in the amounts reported at December 31, 2008, but no longer included at December 31, 2009, due to the second quarter actions noted above. For further information regarding the WMM Trust assets and liabilities, see Note 16 on pages 206–214 of this Annual Report.
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the trusts (which generally ranges from 4% to 12%). These undivided interests in the trusts represent the Firm’s undivided interests in the receivables transferred to the trust that have not been securitized; these undivided interests are not represented by security certificates, are carried at historical cost, and are classified within loans. At December 31, 2009 and 2008, the Firm had $16.7 billion and $33.3 billion, respectively, related to its undivided interests in the trusts. The Firm maintained an average undivided interest in principal receivables in the trusts of approximately 16% and 22% for the years ended December 31, 2009 and 2008, respectively.

200	JPMorgan Chase & Co. / 2009 Annual Report

The Firm retained a subordinated interest in accrued interest and fees on the securitized receivables totaling $3.2 billion and $3.0 billion as of December 31, 2009 and 2008, respectively, which is reported at fair value in other assets.
The Firm retained subordinated securities in its credit card securitization trusts with aggregate fair values of $6.6 billion and $2.3 billion at December 31, 2009 and 2008, respectively, and senior securities with aggregate fair values of $7.2 billion and $3.5 billion at December 31, 2009 and 2008, respectively. Of the securities retained, $13.8 billion and $5.4 billion were classified as AFS securities at December 31, 2009 and 2008, respectively. The senior AFS securities were used by the Firm as collateral for a secured financing transaction. The retained subordinated interests that were acquired in the Washington Mutual transaction and classified as trading assets had a carrying value of $389 million on December 31, 2008. These retained subordinated interests were subsequently repaid or valued at zero before the Firm consolidated the WMM Trust in the second quarter of 2009, as discussed above.
The Firm also maintains escrow accounts up to predetermined limits for some credit card securitizations to cover deficiencies in cash flows owed to investors. The amounts available in such escrow accounts related to credit cards are recorded in other assets and amounted to $1.0 billion and $74 million as of December 31, 2009 and 2008, respectively. The increase in the balance of these escrow accounts primarily relates to the Trust actions described above that the Firm took on May 12, 2009. JPMorgan Chase has also recorded $854 million representing receivables that have been transferred to the Trust and designated as “discount receivables.” All of these residual interests are reported at fair value in other assets.
Mortgage Securitizations
The Firm securitizes originated and purchased residential mortgages and originated commercial mortgages.
RFS securitizes residential mortgage loans that it originates and purchases and it generally retains servicing for all of its originated and purchased residential mortgage loans and certain commercial mortgage loans. Additionally, RFS may retain servicing for certain mortgage loans purchased by IB. As servicer, the Firm receives servicing fees based on the securitized loan balance plus ancillary fees. In a limited number of securitizations, RFS may retain an interest in addition to servicing rights. The amount of interest retained related to these securitizations totaled $537 million and $939 million at December 31, 2009 and 2008, respectively. These retained interests are accounted for as trading or AFS securities (if represented by a security certificate) or other assets (if not represented by a security certificate).
IB securitizes residential mortgage loans (including those that it purchased and certain mortgage loans originated by RFS), and commercial mortgage loans that it originated. Residential loans securitized by IB are often serviced by RFS. Upon securitization, IB may engage in underwriting and trading activities of the securities issued by the securitization trust. IB may retain unsold senior and/or subordinated interests (including residual interests) in both residential and commercial mortgage securitizations at the time of securitization. These retained interests are accounted for at fair value and classified as trading assets. The amount of residual interests retained was $24 million and $155 million at December 31, 2009 and 2008, respectively. Additionally, IB retained $2.3 billion and $2.8 billion of senior and subordinated interests as of December 31, 2009 and 2008, respectively.
In addition to the amounts reported in the securitization activity tables below, the Firm sold residential mortgage loans totaling $147.9 billion, $122.0 billion and $81.8 billion during the years ended December 31, 2009, 2008 and 2007, respectively. The majority of these loan sales were for securitization by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Firm retains the right to service these loans and they are serviced in accordance with the agency’s servicing guidelines and standards. These sales resulted in pretax gains of $92 million, $32 million and $47 million, respectively.
For a limited number of loan sales, the Firm is obligated to share up to 100% of the credit risk associated with the sold loans with the purchaser. See Note 31 on page 233 of this Annual Report for additional information on loans sold with recourse and other securitization related indemnifications.
Other Securitizations
The Firm also securitizes automobile and student loans originated by RFS and purchased consumer loans (including automobile and student loans). The Firm retains servicing responsibilities for all originated and certain purchased student and automobile loans. It may also hold a retained interest in these securitizations; such residual interests are classified as other assets. At December 31, 2009 and 2008, the Firm held $9 million and $37 million, respectively, of retained interests in securitized automobile loan securitizations and $49 million and $52 million, respectively, of residual interests in securitized student loans.

JPMorgan Chase & Co. / 2009 Annual Report	201

Notes to consolidated financial statements
Securitization activity
The following tables provide information related to the Firm’s securitization activities for the years ended December 31, 2009, 2008 and 2007. For the periods presented, there were no cash flows from the Firm to the QSPEs related to recourse or guarantee arrangements.

Year ended December 31, 2009			Residential mortgage(g)
(in millions, except for ratios and where					Option	Commercial		Student
otherwise noted)	Credit card		Prime(h)	Subprime	ARMs	and other		loans	Auto

Principal securitized	$26,538		$—	$—	$—	$500		$—	$—
Pretax gains	22		—	—	—	—	(i)	—	—
All cash flows during the period:
Proceeds from new securitizations	$26,538	(e)(f)	$—	$—	$—	$542	(e)	$—	$—
Servicing fees collected	1,251		432	185	494	11		3	4
Other cash flows received(a)	5,000		7	4	—	—		—	—
Proceeds from collections reinvested in revolving securitizations	161,428		—	—	—	—		—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—		136	—	29	—		—	249
Cash flows received on the interests that continue to be held by the Firm(c)	261		475	25	38	109		7	4

Key assumptions used to measure retained interests originated during the year (rates per annum):

Prepayment rate(d)	16.7%					100	%(j)
	PPR					CPY

Weighted-average life (in years)	0.5					9.0
Expected credit losses	8.9%					—	%(j)
Discount rate	16.0%					10.7%

Year ended December 31, 2008		Residential mortgage(g)
(in millions, except for ratios and where				Option	Commercial		Student
otherwise noted)	Credit card	Prime(h)	Subprime	ARMs	and other		loans	Auto

Principal securitized	$21,390	$—	$—	$—	$1,023		$—	$—
Pretax gains	151	—	—	—	—		—	—
All cash flows during the period:
Proceeds from new securitizations	$21,389 (e)	$—	$—	$—	$989	(e)	$—	$—
Servicing fees collected	1,162	279	146	129	11		4	15
Other cash flows received(a)	4,985	23	16	—	—		—	—
Proceeds from collections reinvested in revolving securitizations	152,399	—	—	—	—		—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—	217	13	6	—		—	359
Cash flows received on the interests that continue to be held by the Firm(c)	117	267	23	53	455		—	43

Key assumptions used to measure retained interests originated during the year (rates per annum):

Prepayment rate(d)	19.1%				1.5%
	PPR				CPR

Weighted-average life (in years)	0.4				2.1
Expected credit losses	4.6%				1.5	%(k)
Discount rate	12.5%				25.0%

202	JPMorgan Chase & Co. / 2009 Annual Report

Year ended December 31, 2007		Residential mortgage
(in millions, except for ratios and where					Option	Commercial		Student
otherwise noted)	Credit card	Prime(h)		Subprime	ARMs	and other		loans		Auto

Principal securitized	$21,160	$32,084		$6,763	$—	$12,797		$1,168		$—
Pretax gains	177	28	(i)	43	—	—		51		—
All cash flows during the period:
Proceeds from new securitizations	$21,160	$31,791		$6,844	$—	$13,038		$1,168		$—
Servicing fees collected	1,005	124		246	—	7		2		36
Other cash flows received(a)	4,963	—		—	—	—		—		—
Proceeds from collections reinvested in revolving securitizations	148,946	—		—	—	—		—		—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	—	58		598	—	—		—		431
Cash flows received on the interests that continue to be held by the Firm(c)	18	140		278	—	256		—		89

Key assumptions used to measure retained interests originated during the year (rates per annum):

Prepayment rate(d)	20.4%	13.7-37.2%		30.0-48.0%		0.0-8.0%		1.0-8.0%
	PPR	CPR		CPR		CPR		CPR

Weighted-average life (in years)	0.4	1.3-5.4		2.3-2.8		1.3-10.2		9.3
Expected credit losses	3.7%	0.0-1.6	%(k)	1.2-2.2%		0.0-1.0	%(k)	—	%(k)
Discount rate	12.0%	5.8-20.0%		12.1-26.7%		10.0-14.0%		9.0%

(a)	Includes excess servicing fees and other ancillary fees received.

(b)	Includes cash paid by the Firm to reacquire assets from the QSPEs – for example, servicer clean-up calls.

(c)	Includes cash flows received on retained interests including – for example, principal repayments, and interest payments.

(d)	PPR: principal payment rate; CPR: constant prepayment rate; CPY: constant prepayment yield.

(e)	Includes $12.8 billion and $5.5 billion of securities in credit cards; and $47 million and zero of securities in commercial and other; retained by the Firm for the years ended December 31, 2009 and 2008, respectively.

(f)	As required under the terms of the transaction documents, $1.6 billion of proceeds from new securitizations were deposited to cash escrow accounts during the year ended December 31, 2009.

(g)	Includes securitizations sponsored by Bear Stearns and Washington Mutual as of their respective acquisition dates.

(h)	Includes Alt-A loans.

(i)	As of January 1, 2007, the Firm elected the fair value option for IB warehouse and the RFS prime mortgage warehouse. The carrying value of these loans accounted for at fair value approximates the proceeds received from securitization.

(j)	Represents a senior interest-only security that is expected to prepay in full as soon as permitted, as such there is no expected credit loss on this security. Market convention is to utilize a 100% prepayment rate for this type of interest.

(k)	Expected credit losses for consumer prime residential mortgage, and student and certain other securitizations are incorporated into other assumptions.
JPMorgan Chase’s interest in securitized assets held at fair value
The following table summarizes the Firm’s retained securitization interests, which are carried at fair value on the Firm’s Consolidated Balance Sheets. The risk ratings are periodically reassessed as information becomes available. As of December 31, 2009 and 2008, 59% and 55%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk rated “A” or better.

	Ratings profile of interests held (c)(d)(e)
	2009			2008
December 31,	Investment	Noninvestment	Retained	Investment	Noninvestment	Retained
(in billions)	grade	grade	interests	grade	grade	interests

Asset types:
Credit card(a)	$15.6	$5.0	$20.6	$5.8	$3.8	$9.6
Residential mortgage:
Prime(b)	0.7	0.4	1.1	2.0	0.4	2.4
Subprime	—	—	—	—	0.1	0.1
Option ARMs	0.1	—	0.1	0.4	—	0.4
Commercial and other	2.2	0.2	2.4	2.2	0.3	2.5
Student loans	—	0.1	0.1	—	0.1	0.1
Auto	—	—	—	—	—	—

Total	$18.6	$5.7	$24.3	$10.4	$4.7	$15.1

(a)	Includes retained subordinated interests carried at fair value, including CS’s accrued interests and fees, escrow accounts, and other residual interests. Excludes at December 31, 2009 and 2008, undivided seller interest in the trusts of $16.7 billion and $33.3 billion, respectively, and unencumbered cash amounts and deposits of $6.6 billion and $2.1 billion, respectively, which are carried at historical cost.

(b)	Includes Alt-A loans.

(c)	The ratings scale is presented on an S&P-equivalent basis.

(d)	Includes $2.0 billion and $1.8 billion of investments acquired in the secondary market, but predominantly held for investment purposes, as of December 31, 2009 and 2008, respectively. Of these amounts, $2.0 billion and $1.7 billion were classified as investment-grade as of December 31, 2009 and 2008, respectively.

(e)	Excludes senior and subordinated securities of $875 million and $1.0 billion at December 31, 2009 and 2008, respectively, which the Firm purchased in connection with IB’s secondary market-making activities.

JPMorgan Chase & Co. / 2009 Annual Report	203

Notes to consolidated financial statements
The table below outlines the key economic assumptions used to determine the fair value as of December 31, 2009 and 2008, respectively, of the Firm’s retained interests, other than MSRs, that are valued using modeling techniques. The table below also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 17 on pages 215–216 of this Annual Report.

December 31, 2009		Residential mortgage
(in millions, except rates, and where				Option	Commercial
otherwise noted)	Credit card	Prime(d)	Subprime	ARMs	and other	Student		Auto

JPMorgan Chase interests in securitized assets(a)	$4,016 (c)	$1,143	$27	$113	$2,361	$51		$9

Weighted-average life (in years)	0.6	8.3	4.3	5.1	3.5	8.1		0.6

Weighted-average prepayment rate(b)	14.3%	4.9%	21.8%	15.7%	—%	5.0%		1.4%
	PPR	CPR	CPR	CPR	CPR	CPR		ABS
Impact of 10% adverse change	$(1)	$(15)	$(2)	$—	$—	$(1)		$—
Impact of 20% adverse change	(2)	(31)	(3)	(1)	—	(2)		(1)

Weighted-average loss assumption	6.8%	3.2%	2.7%	0.7%	1.4%	—	%(e)	0.8%

Impact of 10% adverse change	$(1)	$(15)	$(4)	$—	$(41)	$—		$—
Impact of 20% adverse change	(3)	(29)	(7)	—	(100)	—		—

Weighted-average discount rate	12.0%	11.4%	23.2%	5.4%	12.5%	9.0%		2.8%
Impact of 10% adverse change	$(10)	$(41)	$(2)	$(1)	$(72)	$(2)		$—
Impact of 20% adverse change	(20)	(82)	(4)	(3)	(139)	(4)		—

December 31, 2008		Residential mortgage
(in millions, except rates, and where				Option	Commercial
otherwise noted)	Credit card	Prime(d)	Subprime	ARMs	and other		Student		Auto

JPMorgan Chase interests in securitized assets(a)	$3,463 (c)	$1,420	$77	$436	$1,966		$55		$40

Weighted-average life (in years)	0.5	5.3	1.5	7.3	3.5		8.2		0.7

Weighted-average prepayment rate(b)	16.6%	17.7%	25.1%	7.6%	0.7%		5.0%		1.3%
	PPR	CPR	CPR	CPR	CPR		CPR		ABS
Impact of 10% adverse change	$(42)	$(31)	$(9)	$(4)	$(1)		$(1)		$—
Impact of 20% adverse change	(85)	(57)	(10)	(11)	(1)		(2)		(1)

Weighted-average loss assumption	7.0%	4.4%	3.4%	0.3%	0.3	%(e)	—	%(e)	0.5%

Impact of 10% adverse change	$(235)	$(25)	$(11)	$—	$(12)		$—		$—
Impact of 20% adverse change	(426)	(49)	(17)	(1)	(24)		—		(1)
Weighted-average discount rate	18.0%	14.5%	21.5%	17.3%	12.4%		9.0%		4.1%

Impact of 10% adverse change	$(10)	$(52)	$(7)	$(16)	$(26)		$(2)		$—
Impact of 20% adverse change	(20)	(102)	(9)	(28)	(49)		(4)		—

(a)	As of December 31, 2008, certain investments acquired in the secondary market but predominantly held for investment purposes are included.

(b)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: constant prepayment rate.

(c)	Excludes the Firm’s retained senior and subordinated AFS securities in its credit card securitization trusts, which are discussed in Note 11 on pages 187–191 of this Annual Report.

(d)	Includes Alt-A loans.

(e)	Expected losses for student loans and certain wholesale securitizations are minimal and are incorporated into other assumptions.
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

204	JPMorgan Chase & Co. / 2009 Annual Report

Loan delinquencies and net charge-offs
The table below includes information about delinquencies, net charge-offs/(recoveries) and components of reported and securitized financial assets at December 31, 2009 and 2008.

									90 days or more past
	Credit exposure				Nonperforming loans(h)(i)				due and still accruing(i)		Net loan charge-offs
Year ended December 31, (in millions)	2009		2008		2009		2008		2009	2008	2009	2008

Consumer loans – excluding purchased credit-impaired loans and loans held-for-sale:
Home equity – senior lien	$27,376		$29,793		$477		$291		$—	$—	$234	$86
Home equity – junior lien	74,049		84,542		1,188		1,103		—	—	4,448	2,305
Prime mortgage(a)	66,892		72,266		4,355		1,895		—	—	1,894	526
Subprime mortgage	12,526		15,330		3,248		2,690		—	—	1,648	933
Option ARMs	8,536		9,018		312		10		—	—	63	—
Auto loans	46,031		42,603		177		148		—	—	627	568
Credit card(b)	78,786		104,746		3		4		3,481	2,649	9,634	4,556
All other loans	31,700		33,715		900		430		542	463	1,285	459

Total consumer loans	345,896		392,013		10,660		6,571		4,023	3,112	19,833	9,433

Consumer loans – purchased credit-impaired(c)
Home equity	26,520		28,555		NA		NA		NA	NA	NA	NA
Prime mortgage	19,693		21,855		NA		NA		NA	NA	NA	NA
Subprime mortgage	5,993		6,760		NA		NA		NA	NA	NA	NA
Option ARMs	29,039		31,643		NA		NA		NA	NA	NA	NA

Total consumer loans – purchased credit-impaired(c)	81,245		88,813		NA		NA		NA	NA	NA	NA

Total consumer loans – retained	427,141		480,826		10,660		6,571		4,023	3,112	19,833	9,433

Loans held-for-sale(d)	2,142		2,028		—		—		—	—	—	—

Total consumer loans – reported	429,283		482,854		10,660		6,571		4,023	3,112	19,833	9,433
Total wholesale loans	204,175		262,044		6,904	(j)	2,382	(j)	332	163	3,132	402

Total loans reported	633,458		744,898		17,564		8,953		4,355	3,275	22,965	9,835

Securitized loans:
Residential mortgage:
Prime mortgage(a)	171,547		212,274		33,838		21,130		—	—	9,333	5,645
Subprime mortgage	47,261		58,607		19,505		13,301		—	—	7,123	4,797
Option ARMs	41,983		48,328		10,973		6,440		—	—	2,287	270
Automobile	218		791		1		2		—	—	4	15
Credit card	84,626		85,571		—		—		2,385	1,802	6,443	3,612
Student	1,008		1,074		—		—		64	66	1	1
Commercial and other	24,799		45,677		1,244		166		—	28	15	8

Total loans securitized(e)	371,442		452,322		65,561		41,039		2,449	1,896	25,206	14,348

Total loans reported and securitized(f)	$1,004,900	(g)	$1,197,220	(g)	$83,125		$49,992		$6,804	$5,171	$48,171	$24,183

(a)	Includes Alt-A loans.

(b)	Includes billed finance charges and fees net of an allowance for uncollectible amounts, and $1.0 billion of loans at December 31, 2009, held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s Consolidated Balance Sheets at fair value during the second quarter of 2009.

(c)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. These loans were initially recorded at fair value and accrete interest income over the estimated life of the loan when cash flows are reasonably estimable, even if the underlying loans are contractually past due. For additional information, see Note 13 on pages 192–196 of this Annual Report.

(d)	Includes loans for prime mortgages and other (largely student loans) of $450 million and $1.7 billion at December 31, 2009, respectively, and $206 million and $1.8 billion at December 31, 2008, respectively.

(e)	Total assets held in securitization-related SPEs were $541.4 billion and $640.8 billion at December 31, 2009 and 2008, respectively. The $371.4 billion and $452.3 billion of loans securitized at December 31, 2009 and 2008, respectively, excludes: $145.0 billion and $152.4 billion of securitized loans, in which the Firm has no continuing involvement; $16.7 billion and $33.3 billion of seller’s interests in credit card master trusts; and $8.3 billion and $2.8 billion of cash amounts on deposit and escrow accounts, all respectively.

(f)	Represents both loans on the Consolidated Balance Sheets and loans that have been securitized.

(g)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

(h)	At December 31, 2009 and 2008, nonperforming loans excluded: (1) mortgage loans insured by U.S. government agencies of $9.0 billion and $3.0 billion, respectively; (2) student loans that were 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $542 million and $437 million, respectively. These amounts are excluded, as reimbursement is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the Federal Financial Institutions Examination Council, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(i)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(j)	Includes nonperforming loans held-for-sale and loans at fair value of $345 million and $32 million at December 31, 2009 and 2008, respectively.

JPMorgan Chase & Co./2009 Annual Report	205

Notes to consolidated financial statements
Note 16 – Variable interest entities

Refer to Note 1 on page 142 of this Annual Report for a further description of JPMorgan Chase’s policies regarding consolidation of variable interest entities.
JPMorgan Chase’s principal involvement with VIEs occurs in the following business segments:
•	Investment Bank: Utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner. IB is involved with VIEs through multi-seller conduits and for investor intermediation purposes, as discussed below. IB also securitizes loans through QSPEs, to create asset-backed securities, as further discussed in Note 15 on pages 198-205 of this Annual Report.
•	Asset Management (“AM”): The legal entity structures for a limited number of funds sponsored and managed by asset management include certain entities within the structure which are deemed VIEs. As asset manager of the funds, AM earns a fee based on assets managed; the fee varies with each fund’s investment objective and is competitively priced. For those limited number of funds that qualify as VIEs, AM’s relationship with such funds are not considered significant variable interests under U.S. GAAP.
•	Treasury & Securities Services: Provides services to a number of VIEs that are similar to those provided to non-VIEs. TSS earns market-based fees for the services it provides. The relationships resulting from TSS’ services are not considered to be significant variable interests.
•	Commercial Banking (“CB”): Utilizes VIEs to assist clients in accessing the financial markets in a cost-efficient manner. This is often accomplished through the use of products similar to those offered in IB. CB may assist in the structuring and/or ongoing administration of these VIEs and may provide liquidity, letters of credit and/or derivative instruments in support of the VIE. The relationships resulting from CB’s services are not considered to be significant variable interests.
•	Corporate/Private Equity: Corporate utilizes VIEs to issue guaranteed capital debt securities. See Note 22 on pages 220-221 for further information. The Private Equity business, within Corporate/Private Equity, may be involved with entities that could be deemed VIEs. Private equity entities are typically investment companies as defined in the investment company accounting guidance and, as such, are not required to utilize the accounting guidance for the consolidation of VIEs. Had the guidance for consolidation of VIEs been applied to these entities, the impact would have been immaterial to the Firm’s Consolidated Financial Statements as of December 31, 2009.
As noted above, IB is predominantly involved with multi-seller conduits and VIEs associated with investor intermediation activities. These nonconsolidated VIEs that are sponsored by JPMorgan Chase are discussed below. The Firm considers a “sponsored” VIE to include any entity where: (1) JPMorgan Chase is the principal beneficiary of the structure; (2) the VIE is used by JPMorgan Chase to securitize Firm assets; (3) the VIE issues financial instruments associated with the JPMorgan Chase brand name; or (4) the entity is a JPMorgan Chase-administered asset-backed commercial paper (“ABCP”) conduit.
Multi-seller conduits
Funding and liquidity
The Firm is an active participant in the asset-backed securities business, and it helps customers meet their financing needs by providing access to the commercial paper markets through VIEs known as multi-seller conduits. Multi-seller conduit entities are separate bankruptcy remote entities that purchase interests in, and make loans secured by, pools of receivables and other financial assets pursuant to agreements with customers of the Firm. The conduits fund their purchases and loans through the issuance of highly rated commercial paper to third-party investors. The primary source of repayment of the commercial paper is the cash flow from the pools of assets. In most instances, the assets are structured with deal-specific credit enhancements provided by the customers (i.e., sellers) to the conduits or other third parties. Deal-specific credit enhancements are generally structured to cover a multiple of historical losses expected on the pool of assets, and are typically in the form of overcollateralization provided by the seller, but also may include any combination of the following: recourse to the seller or originator, cash collateral accounts, letters of credit, excess spread, retention of subordinated interests or third-party guarantees. The deal-specific credit enhancements mitigate the Firm’s potential losses on its agreements with the conduits.
JPMorgan Chase receives fees for structuring multi-seller conduit transactions and compensation from the multi-seller conduits for its role as administrative agent, liquidity provider, and provider of program-wide credit enhancement.
To ensure timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum 100% deal-specific liquidity facility associated with it. Deal-specific liquidity facilities are the primary source of liquidity support for the conduits. The deal-specific liquidity facilities are typically in the form of asset purchase agreements and generally structured so the liquidity that will be provided by the Firm as liquidity provider will be affected by the Firm purchasing, or lending against, a pool of nondefaulted, performing assets. In limited circumstances, the Firm may provide unconditional liquidity.
The conduit’s administrative agent can require the liquidity provider to perform under its asset purchase agreement with the conduit at any time. These agreements may cause the liquidity provider, including the Firm, to purchase an asset from the conduit at an amount above the asset’s then current fair value – in effect, providing a guarantee of the initial value of the reference asset as of the date of the agreement.

206	JPMorgan Chase & Co. / 2009 Annual Report

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
Because the majority of the deal-specific liquidity facilities will only fund nondefaulted assets, program-wide credit enhancement is required to absorb losses on defaulted receivables in excess of losses absorbed by any deal-specific credit enhancement. Program-wide credit enhancement may be provided by JPMorgan Chase in the form of standby letters of credit or by third-party surety bond providers. The amount of program-wide credit enhancement required varies by conduit and ranges between 5% and 10% of the applicable commercial paper that is outstanding.

The following table summarizes Firm-administered multi-seller conduits. On May 31, 2009, the Firm consolidated one of these multi-seller conduits due to the redemption of the expected loss note (“ELN”). There were no consolidated Firm-administered multi-seller conduits as of December 31, 2008.

	2009			2008
December 31, (in billions)	Consolidated	Nonconsolidated		Nonconsolidated

Total assets funded by conduits	$5.1	$17.8		$42.9

Total commercial paper issued by conduits	5.1	17.8		43.1

Liquidity and credit enhancements

Deal-specific liquidity facilities (primarily asset purchase agreements)	8.0	24.2	(b)	55.4	(b)

Program-wide liquidity facilities	4.0	13.0		17.0
Program-wide credit enhancements	0.4	2.0		3.0

Maximum exposure to loss(a)	8.0	24.8		56.9

(a)	Maximum exposure to loss, calculated separately for each multi-seller conduit, includes the Firm’s exposure to both deal-specific liquidity facilities and program-wide credit enhancements. For purposes of calculating maximum exposure to loss, the Firm-provided, program-wide credit enhancement is limited to deal-specific liquidity facilities provided by third parties.

(b)	The accounting for the guarantees reflected in these agreements is further discussed in Note 31 on pages 230-234 of this Annual Report.
Assets funded by the multi-seller conduits
JPMorgan Chase’s administered multi-seller conduits fund a variety of asset types for the Firm’s clients. Asset types primarily include credit card receivables, auto loans, trade receivables, student loans, commercial loans, residential mortgages, capital commitments (e.g., loans to private equity, mezzanine and real estate funds, secured by capital commitments of highly rated institutional investors), and various other asset types. It is the Firm’s intention that the assets funded by its administered multi-seller conduits be sourced only from the Firm’s clients and not originated by, or transferred from, JPMorgan Chase.
The following table presents information on the commitments and assets held by JPMorgan Chase’s administered nonconsolidated multi-seller conduits as of December 31, 2009 and 2008.

	2009				2008
	Unfunded	Commercial	Liquidity	Liquidity	Unfunded	Commercial	Liquidity	Liquidity
December 31,	commitments to	paper funded	provided by	provided	commitments to	paper funded	provided by	provided
(in billions)	the Firm's clients	assets	third parties	by the Firm	the Firm's clients	assets	third parties	by the Firm

Asset types:
Credit card	$1.1	$5.2	$—	$6.3	$3.0	$8.9	$0.1	$11.8
Vehicle loans and leases	1.8	5.0	—	6.8	1.4	10.0	—	11.4
Trade receivables	2.8	1.8	—	4.6	3.8	5.5	—	9.3
Student loans	0.3	1.3	—	1.6	0.7	4.6	—	5.3
Commercial	0.2	1.2	—	1.4	1.5	4.0	0.4	5.1
Residential mortgage	—	0.6	—	0.6	—	0.7	—	0.7
Capital commitments	0.2	1.7	0.6	1.3	1.3	3.9	0.6	4.6
Rental car finance	0.4	—	—	0.4	0.2	0.4	—	0.6
Equipment loans and leases	0.2	0.4	—	0.6	0.7	1.6	—	2.3
Floorplan – vehicle	—	—	—	—	0.7	1.8	—	2.5
Consumer	—	0.2	—	0.2	0.1	0.7	0.1	0.7
Other	—	0.4	—	0.4	0.6	0.8	0.3	1.1

Total	$7.0	$17.8	$0.6	$24.2	$14.0	$42.9	$1.5	$55.4

JPMorgan Chase & Co. / 2009 Annual Report	207

Notes to consolidated financial statements

	Ratings profile of VIE assets of the nonconsolidated multi-seller conduits(a)					Commercial	Wt. avg.
December 31, 2009	Investment-grade				Noninvestment-grade	paper funded	expected life
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	assets	(years)(b)

Asset types:
Credit card	$3.1	$2.0	$0.1	$—	$—	$5.2	1.6
Vehicle loans and leases	2.9	2.1	—	—	—	5.0	2.3
Trade receivables	—	1.6	0.1	—	0.1	1.8	0.8
Student loans	1.3	—	—	—	—	1.3	0.8
Commercial	0.6	0.2	0.1	—	0.3	1.2	2.2
Residential mortgage	—	0.5	—	—	0.1	0.6	3.3
Capital commitments	—	—	1.7	—	—	1.7	2.0
Rental car finance	—	—	—	—	—	—	—
Equipment loans and leases	0.2	0.2	—	—	—	0.4	2.0
Floorplan — vehicle	—	—	—	—	—	—	—
Consumer	0.2	—	—	—	—	0.2	2.3
Other	—	0.4	—	—	—	0.4	4.9

Total	$8.3	$7.0	$2.0	$—	$0.5	$17.8	1.9

	Ratings profile of VIE assets of the nonconsolidated multi-seller conduits(a)					Commercial	Wt. avg.
December 31, 2008	Investment-grade				Noninvestment-grade	paper funded	Expected life
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	assets	(years)(b)

Asset types:
Credit card	$4.8	$3.9	$0.1	$0.1	$—	$8.9	1.5
Vehicle loans and leases	4.1	4.1	1.8	—	—	10.0	2.5
Trade receivables	—	4.0	1.5	—	—	5.5	1.0
Student loans	3.6	0.9	—	0.1	—	4.6	1.8
Commercial	1.1	2.0	0.6	0.3	—	4.0	2.7
Residential mortgage	—	0.6	—	0.1	—	0.7	4.0
Capital commitments	—	3.6	0.3	—	—	3.9	2.4
Rental car finance	—	—	0.4	—	—	0.4	1.5
Equipment loans and leases	0.4	1.2	—	—	—	1.6	2.2
Floorplan — vehicle	0.1	1.0	0.7	—	—	1.8	1.1
Consumer	0.1	0.4	0.2	—	—	0.7	1.6
Other	0.5	0.3	—	—	—	0.8	3.7

Total	$14.7	$22.0	$5.6	$0.6	$—	$42.9	2.0

(a)	The ratings scale is presented on an S&P equivalent basis.

(b)	Weighted average expected life for each asset type is based on the remaining term of each conduit transaction’s committed liquidity plus either the expected weighted average life of the assets should the committed liquidity expire without renewal or the expected time to sell the underlying assets.

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
The risk ratings are periodically reassessed as information becomes available. As of December 31, 2009 and 2008, 95% and 90%, respectively, of the assets in the nonconsolidated conduits were risk-rated “A” or better.
Commercial paper issued by multi-seller conduits
The weighted-average life of commercial paper issued by nonconsolidated multi-seller conduits at December 31, 2009 and 2008, was 19 days and 27 days, respectively, and the average yield on the commercial paper was 0.2% and 0.6%, respectively. In the normal course of business, JPMorgan Chase trades and invests in commercial paper, including paper issued by the Firm-administered conduits. The percentage of commercial paper purchased by the Firm from all Firm-administered conduits during 2009, ranged from less than 1% to approximately 5.8% on any given day. The largest daily amount of commercial paper outstanding held by the Firm in any one multi-seller conduit during 2009 was approximately $852 million, or 11.6%, of the conduit’s commercial paper outstanding. The Firm is not obligated under any agreement (contractual or noncontractual) to purchase the commercial paper issued by nonconsolidated JPMorgan Chase-administered conduits.

208	JPMorgan Chase & Co. / 2009 Annual Report

Consolidation analysis
Each nonconsolidated multi-seller conduit administered by the Firm at December 31, 2009 and 2008, had issued ELNs, the holders of which are committed to absorbing the majority of the expected loss of each respective conduit. The total amounts of ELNs outstanding for nonconsolidated conduits at December 31, 2009 and 2008, were $96 million and $136 million, respectively.
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
The Firm is required to run the Monte Carlo-based expected loss model each time a reconsideration event occurs. In applying this guidance to the conduits, the following events are considered to be reconsideration events, as they could affect the determination of the primary beneficiary of the conduits:
•	New deals, including the issuance of new or additional variable interests (credit support, liquidity facilities, etc.);
•	Changes in usage, including the change in the level of outstanding variable interests (credit support, liquidity facilities, etc.);
•	Modifications of asset purchase agreements; and
•	Sales of interests held by the primary beneficiary.
From an operational perspective, the Firm does not run its Monte Carlo–based expected loss model every time there is a reconsideration event due to the frequency of their occurrence. Instead, the Firm runs its expected loss model each quarter and includes a growth assumption for each conduit to ensure that a sufficient amount of ELNs exists for each conduit at any point during the quarter.
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

JPMorgan Chase & Co. / 2009 Annual Report	209

Notes to consolidated financial statements

JPMorgan Chase often serves as the sole liquidity provider and remarketing agent of the putable floating-rate certificates. The liquidity provider’s obligation to perform is conditional and is limited by certain termination events; which include bankruptcy or failure to pay by the municipal bond issuer or credit enhancement provider, and the immediate downgrade of the municipal bond to below investment grade. A downgrade of JPMorgan Chase Bank, N.A.’s short-term rating does not affect the Firm’s obligation under the liquidity facility. However, in the event of a downgrade in the Firm’s credit ratings, holders of the putable floating-rate instruments supported by those liquidity facility commitments might choose to sell their instruments, which could increase the likelihood that the liquidity commitments could be drawn. In vehicles in which third-party investors own the residual interests, in addition to the termination events, the Firm’s exposure as liquidity provider is further limited by the high credit quality of the underlying municipal bonds, the excess collateralization in the vehicle, or the reimbursement agreements with the residual interest holders. In the fourth quarter of 2008, a drawdown occurred on one liquidity facility as a result of a failure to remarket putable floating-rate certificates. The Firm was required to purchase $19 million of putable floating-rate certificates. Subsequently, the municipal bond vehicle was terminated and the proceeds from the sales of the municipal bonds, together with the collateral posted by the residual interest holder, were sufficient to repay the putable floating-rate certificates. In 2009, the Firm did not experience a drawdown on the liquidity facilities.
As remarketing agent, the Firm may hold putable floating-rate certificates of the municipal bond vehicles. At December 31, 2009 and 2008, respectively, the Firm held $72 million and $293 million of these certificates on its Consolidated Balance Sheets. The largest amount held by the Firm at any time during 2009 was $1.0 billion, or 6.7%, of the municipal bond vehicles’ outstanding putable floating-rate certificates. The Firm did not have and continues not to have any intent to protect any residual interest holder from potential losses on any of the municipal bond holdings.
The long-term credit ratings of the putable floating-rate certificates are directly related to the credit ratings of the underlying municipal bonds, and to the credit rating of any insurer of the underlying municipal bond. A downgrade of a bond insurer would result in a downgrade of the insured municipal bonds, which would affect the rating of the putable floating-rate certificates. This could cause demand for these certificates by investors to decline or disappear, as putable floating-rate certificate holders typically require an “AA-” bond rating. At December 31, 2009 and 2008, 98% and 97%, respectively, of the municipal bonds held by vehicles to which the Firm served as liquidity provider were rated “AA-” or better, based on either the rating of the underlying municipal bond itself, or the rating including any credit enhancement. At December 31, 2009 and 2008, $2.3 billion and $2.6 billion, respectively, of the bonds were insured by monoline bond insurers.
The Firm sometimes invests in the residual interests of municipal bond vehicles. For VIEs in which the Firm owns the residual interests, the Firm consolidates the VIEs.
The likelihood is remote that the Firm would have to consolidate VIEs in which the Firm does not own the residual interests and that are currently off-balance sheet.

Exposure to nonconsolidated municipal bond VIEs at December 31, 2009 and 2008, including the ratings profile of the VIEs’ assets, were as follows.

	2009				2008
	Fair value of				Fair value of
December 31,	assets held	Liquidity	Excess/	Maximum	assets held	Liquidity	Excess/	Maximum
(in billions)	by VIEs	facilities(c)	(deficit)(d)	exposure	by VIEs	facilities(c)	(deficit)(d)	exposure

Nonconsolidated municipal bond vehicles(a)(b)	$ 13.2	$ 8.4	$ 4.8	$ 8.4	$ 10.0	$ 6.9	$ 3.1	$ 6.9

Wt. avg.
	Ratings profile of VIE assets(e)					Fair value of	expected
December 31,	Investment-grade				Noninvestment-grade	assets held by	life of assets
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	VIEs	(years)

Nonconsolidated municipal bond vehicles(a)
2009	$ 1.6	$ 11.4	$ 0.2	$ —	$ —	$ 13.2	$ 10.1
2008	3.8	5.9	0.2	0.1	—	10.0	22.3

(a)	Excluded $2.8 billion and $6.0 billion at December 31, 2009 and 2008, respectively, which were consolidated due to the Firm owning the residual interests.

(b)	Certain of the municipal bond vehicles are structured to meet the definition of a QSPE (as discussed in Note 1 on page 142 of this Annual Report); accordingly, the assets and liabilities of QSPEs are not reflected on the Firm’s Consolidated Balance Sheets (except for retained interests reported at fair value). At December 31, 2008, excluded collateral with a fair value of $603 million related to QSPE municipal bond vehicles in which the Firm owned the residual interests. The Firm did not own residual interests in QSPE municipal bond vehicles at December 31, 2009.

(c)	The Firm may serve as credit enhancement provider for municipal bond vehicles for which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at both December 31, 2009 and 2008, respectively.

(d)	Represents the excess/(deficit) of the fair value of municipal bond assets available to repay the liquidity facilities, if drawn.

(e)	The ratings scale is based on the Firm’s internal risk ratings and presented on an S&P-equivalent basis.

210	JPMorgan Chase & Co. / 2009 Annual Report

Credit-linked note vehicles
The Firm structures transactions with credit-linked note vehicles in which the VIE purchases highly rated assets, such as asset-backed securities, and enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit which the VIE otherwise does not hold. The VIE then issues CLNs with maturities predominantly ranging from one to ten years in order to transfer the risk of the referenced credit to the VIE’s investors. Clients and investors often prefer using a CLN vehicle since the CLNs issued by the VIE generally carry a higher credit rating than such notes would if issued directly by JPMorgan Chase. The Firm’s exposure to the CLN vehicles is generally limited to its rights and obligations under the credit derivative contract with the VIE, as the Firm does not provide any additional contractual financial support to the VIE. In addition, the Firm has not historically provided any financial support to the CLN vehicles over and above its contractual obligations. Accordingly, the Firm typically does not consolidate the CLN vehicles. As a derivative counterparty in a credit-linked note structure, the Firm has a senior claim on the collateral of the VIE and reports such derivatives on its balance sheet at fair value. The collateral purchased by such VIEs is largely investment-grade, with a significant amount being rated “AAA.” The Firm divides its credit-linked note structures broadly into two types: static and managed.
In a static credit-linked note structure, the CLNs and associated credit derivative contract either reference a single credit (e.g., a multi-national corporation), or all or part of a fixed portfolio of credits. The Firm generally buys protection from the VIE under the credit derivative. In a managed credit-linked note structure, the CLNs and associated credit derivative generally reference all or part of an actively managed portfolio of credits. An agreement exists between a portfolio manager and the VIE that gives the portfolio manager the ability to substitute each referenced credit in the portfolio for an alternative credit. By participating in a structure where a portfolio manager has the ability to substitute credits within pre-agreed terms, the investors who own the CLNs seek to reduce the risk that any single credit in the portfolio will default. The Firm does not act as portfolio manager; its involvement with the VIE is generally limited to being a derivative counterparty. As a net buyer of credit protection, in both static and managed credit-linked note structures, the Firm pays a premium to the VIE in return for the receipt of a payment (up to the notional of the derivative) if one or more of the credits within the portfolio defaults, or if the losses resulting from the default of reference credits exceed specified levels.

Exposure to nonconsolidated credit-linked note VIEs at December 31, 2009 and 2008, was as follows.

	2009				2008
				Par value of				Par value of
December 31,	Derivative	Trading	Total	collateral held	Derivative	Trading	Total	collateral held
(in billions)	receivables	assets(b)	exposure(c)	by VIEs(d)	receivables	assets(b)	exposure(c)	by VIEs(d)

Credit-linked notes(a)
Static structure	$1.9	$0.7	$2.6	$10.8	$3.6	$0.7	$4.3	$14.5
Managed structure	5.0	0.6	5.6	15.2	7.7	0.3	8.0	16.6

Total	$6.9	$1.3	$8.2	$26.0	$11.3	$1.0	$12.3	$31.1

(a)	Excluded collateral with a fair value of $1.5 billion and $2.1 billion at December 31, 2009 and 2008, respectively, which was consolidated as the Firm, in its role as secondary market maker, held a majority of the issued credit-linked notes of certain vehicles.

(b)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(c)	On-balance sheet exposure that includes derivative receivables and trading assets.

(d)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies on the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.

Asset Swap Vehicles
The Firm also structures and executes transactions with asset swap vehicles on behalf of investors. In such transactions, the VIE purchases a specific asset or assets and then enters into a derivative with the Firm in order to tailor the interest rate or currency risk, or both, of the assets according to investors’ requirements. Generally, the assets are held by the VIE to maturity, and the tenor of the derivatives would match the maturity of the assets. Investors typically invest in the notes issued by such VIEs in order to obtain exposure to the credit risk of the specific assets, as well as exposure to foreign exchange and interest rate risk that is tailored to their specific needs. The derivative transaction between the Firm and the VIE may include currency swaps to hedge assets held by the VIE denominated in foreign currency into the investors’ home or investment currency or interest rate swaps to hedge the interest rate risk of assets held by the VIE; to add additional interest rate exposure into the VIE in order to increase the return on the issued notes; or to convert an interest-bearing asset into a zero-coupon bond.
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

JPMorgan Chase & Co./2009 Annual Report	211

Notes to consolidated financial statements
Exposure to nonconsolidated asset swap VIEs at December 31, 2009 and 2008, was as follows.

	2009				2008
	Derivative			Par value of	Derivative			Par value of
December 31,	receivables/	Trading	Total	collateral held	receivables/	Trading	Total	collateral held
(in billions)	(payables)	assets(b)	exposure(c)	by VIEs(d)	(payables)	assets(b)	exposure(c)	by VIEs(d)

Nonconsolidated asset swap vehicles(a)	$0.1	$—	$0.1	$10.2	$(0.2)	$—	$(0.2)	$7.3

(a)	Excluded fair value of collateral of $623 million and $1.0 billion at December 31, 2009 and 2008, respectively, which was consolidated as the Firm, in its role as secondary market maker, held a majority of the issued notes of certain vehicles.

(b)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(c)	On-balance sheet exposure that includes derivative receivables and trading assets.

(d)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies upon the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.

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
As of December 31, 2009 and 2008, the Firm had funded noninvestment-grade loans of $156 million and $405 million, respectively, to nonconsolidated CDO warehouse VIEs. The Firm’s maximum exposure to loss related to the nonconsolidated CDO warehouse VIEs was $156 million and $1.1 billion as of December 31, 2009 and 2008, respectively.
Once the CDO vehicle closes and issues securities, the Firm has no obligation to provide further support to the vehicle. At the time of closing, the Firm may hold unsold securities that it was not able to place with third-party investors. In addition, the Firm may on occasion hold some of the CDO vehicles’ securities as a secondary market-maker or as a principal investor, or it may be a derivative counterparty to the vehicles. At December 31, 2009 and 2008, these amounts were not significant.
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
The Firm is not the primary beneficiary of the trust and accounts for its investment at fair value within AFS investment securities. At December 31, 2009 and 2008, the amortized cost of the note was $3.5 billion and $3.6 billion, respectively, and the fair value was
$3.5 billion and $2.6 billion, respectively. For more information on AFS securities, see Note 11 on pages 187-191 of this Annual Report.
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
Other VIEs sponsored by third parties
The Firm enters into transactions with VIEs structured by other parties. These include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based on the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where these activities do not cause JPMorgan Chase to absorb a majority of the expected losses, or to receive a majority of the residual returns, the Firm records and reports these positions on its Consolidated Balance Sheets, similarly to the way it would record and report positions from any other third-party transaction. These transactions are not considered significant.

212	JPMorgan Chase & Co. / 2009 Annual Report

Consolidated VIE assets and liabilities
The following table presents information on assets, liabilities and commitments related to VIEs that are consolidated by the Firm.

	Assets
	Trading
	assets–debt
December 31, 2009	and equity			Total
(in billions)	instruments	Loans	Other(b)	assets(c)

VIE program type
Multi-seller conduits	$—	$2.2	$2.9	$5.1
Credit card loans(a)	—	6.1	0.8	6.9
Municipal bond vehicles	2.8	—	—	2.8
Credit-linked notes	1.3	—	0.2	1.5
CDO warehouses	0.1	—	—	0.1
Other	2.2	4.7	1.1	8.0

Total	$6.4	$13.0	$5.0	$24.4

	Liabilities
December 31, 2009	Beneficial interests		Total
(in billions)	in VIE assets(d)	Other(e)	liabilities

VIE program type
Multi-seller conduits	$4.8	$—	$4.8
Credit card loans(a)	3.9	—	3.9
Municipal bond vehicles	2.7	—	2.7
Credit-linked notes	0.3	0.1	0.4
CDO warehouses	—	—	—
Other	3.5	2.1	5.6

Total	$15.2	$2.2	$17.4

	Assets
	Trading
	assets–debt
December 31, 2008	and equity			Total
(in billions)	instruments	Loans	Other(b)	assets(c)

VIE program type
Multi-seller conduits	$—	$—	$—	$—
Credit card loans(a)	—	—	—	—
Municipal bond vehicles	5.9	—	0.1	6.0
Credit-linked notes	1.9	—	0.5	2.4
CDO warehouses	0.2	—	0.1	0.3
Other	2.5	5.3	2.1	9.9

Total	$10.5	$5.3	$2.8	$18.6

	Liabilities
December 31, 2008	Beneficial interests		Total
(in billions)	in VIE assets(d)	Other(e)	liabilities

VIE program type
Multi-seller conduits	$—	$—	$—
Credit card loans(a)	—	—	—
Municipal bond vehicles	5.5	0.4	5.9
Credit-linked notes	1.3	0.6	1.9
CDO warehouses	—	—	—
Other	3.8	2.9	6.7

Total	$10.6	$3.9	$14.5

(a)	Represents consolidated securitized credit card loans related to the WMM Trust, as well as loans that were represented by the Firm’s undivided interest and subordinated interest and fees, which were previously recorded on the Firm’s Consolidated Balance Sheets prior to consolidation. For further discussion, see Note 15 on pages 198-205 respectively, of this Annual Report.

(b)	Included assets classified as resale agreements and other assets within the Consolidated Balance Sheets.

(c)	Assets of each consolidated VIE are generally used to satisfy the liabilities to third parties. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(d)	The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $10.4 billion and $10.6 billion at December 31, 2009 and 2008, respectively.

(e)	Included liabilities classified as other borrowed funds, long-term debt, and accounts payable and other liabilities in the Consolidated Balance Sheets.

New accounting guidance for consolidation of variable interest entities (including securitization entities)
In June 2009, the FASB issued guidance which amends the accounting for the transfers of financial assets and the consolidation of VIEs. The guidance eliminates the concept of QSPEs and provides additional guidance with regard to accounting for transfers of financial assets. The guidance also changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model, based on control and economics.
The Firm adopted this guidance for VIEs on January 1, 2010, which required the consolidation of the Firm’s credit card securitization trusts, bank-administered asset-backed commercial paper conduits, and certain mortgage and other consumer securitization entities. The consolidation of these VIEs added approximately $88 billion and $92 billion of assets and liabilities, respectively, which were not previously consolidated on the Firm’s Consolidated Balance Sheets in accordance with prior accounting guidance. The net impact of adopting this new accounting guidance was a reduction in stockholders’ equity of approximately $4 billion and in Tier 1 capital ratio by approximately 30 basis points, driven predominantly by the establishment of an allowance for loan losses of approximately $7 billion (pre-tax) related to the receivables held in the credit card securitization trusts that were consolidated at the adoption date.
The U.S. GAAP consolidation of these entities did not have a significant impact on risk-weighted assets on the adoption date; this was due to the consolidation, for regulatory capital purposes, of the Chase Issuance Trust (the Firm’s primary credit card securitization trust) in the second quarter of 2009, which added approximately $40 billion of risk-weighted assets. For further discussion, see Note 15 on pages 198-205 of this Annual Report.
     In addition, the banking regulatory agencies issued regulatory capital rules relating to the adoption of this guidance for VIEs that permitted an optional two-quarter implementation delay, which defers the effect of this accounting guidance on risk-weighted assets and risk-based capital requirements. The Firm elected this regulatory implementation delay, as permitted under these new regulatory capital rules, for its bank-administered asset-backed

JPMorgan Chase & Co. / 2009 Annual Report	213

Notes to consolidated financial statements

commercial paper conduits and certain mortgage and other securitization entities.
In February 2010, the FASB finalized an amendment that defers the requirements of the consolidation guidance for certain investment funds, including mutual funds, private equity funds, and hedge funds. For the funds included in the deferral, the Firm will continue to analyze consolidation under other existing authoritative guidance; these funds are not included in the impact noted above.
Note 17 – Goodwill and other intangible assets
Goodwill and other intangible assets consist of the following.

December 31, (in millions)	2009	2008	2007

Goodwill	$48,357	$48,027	$45,270
Mortgage servicing rights	15,531	9,403	8,632

Other intangible assets:
Purchased credit card relationships	$1,246	$1,649	$2,303
Other credit card–related intangibles	691	743	346
Core deposit intangibles	1,207	1,597	2,067
Other intangibles	1,477	1,592	1,383

Total other intangible assets	$4,621	$5,581	$6,099

Goodwill
Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of the net assets acquired. Other intangible assets are recorded at their fair value upon completion of a business combination or certain other transactions, and generally represent the value of customer relationships or arrangements.
The increase in goodwill during 2009 was primarily due to final purchase accounting adjustments related to the Bear Stearns merger, and the acquisition of a commodities business, each primarily allocated to IB, and foreign currency translation adjustments related to the Firm’s Canadian credit card operations, which were allocated to Card Services. The increase in goodwill during 2008 was primarily due to the dissolution of the Chase Paymentech Solutions joint venture (allocated to Card Services), the merger with Bear Stearns, the purchase of an additional equity interest in Highbridge and tax-related purchase accounting adjustments associated with the Bank One merger (which were primarily attributed to IB).
The goodwill associated with each business combination is allocated to the related reporting units, which are determined based on how the Firm’s businesses are managed and how they are reviewed by the Firm’s Operating Committee. The following table presents goodwill attributed to the business segments.

December 31, (in millions)	2009	2008	2007

Investment Bank	$4,959	$4,765	$3,578
Retail Financial Services	16,831	16,840	16,848
Card Services	14,134	13,977	12,810
Commercial Banking	2,868	2,870	2,873
Treasury & Securities Services	1,667	1,633	1,660
Asset Management	7,521	7,565	7,124
Corporate/Private Equity	377	377	377

Total goodwill	$48,357	$48,027	$45,270

The following table presents changes in the carrying amount of goodwill.

(in millions)	Total

Balance at December 31, 2007(a):	$45,270
Changes during 2008 from:
Business combinations	2,481
Dispositions	(38)
Other(b)	314

Balance at December 31, 2008(a):	$48,027
Changes during 2009 from:
Business combinations	271
Dispositions	—
Other(b)	59

Balance at December 31, 2009(a)	$48,357

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
Impairment Testing
Subsequent to initial recognition, goodwill is tested for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Goodwill was not impaired at December 31, 2009 or 2008, nor was any goodwill written off due to impairment during 2009, 2008 or 2007.
The goodwill impairment test is performed in two steps. In the first step, the current fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value is in excess of the carrying value (including goodwill), then the reporting unit’s goodwill is considered not to be impaired. If the fair value is less than the carrying value (including goodwill), then a second step is performed. In the second step, the implied current fair value of the reporting unit’s goodwill is determined by comparing the fair value of the reporting unit (as determined in step one) to the fair value of the net assets of the reporting unit, as if the reporting unit were being acquired in a business combination. The resulting implied current fair value of goodwill is then compared with the carrying value of the reporting unit’s goodwill. If the carrying value of the goodwill exceeds its implied current fair value, then an impairment charge is recognized for the excess. If the carrying value of goodwill is less than its implied current fair value, then no goodwill impairment is recognized.
The primary method the Firm uses to estimate the fair value of its reporting units is the income approach. The models project levered cash flows for the forecast period and use the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using an appropriate discount rate. Projections of cash flows are based on the reporting units’ forecasts and reviewed with the Operating Committee of the Firm. The Firm’s cost of equity is determined using the Capital Asset Pricing Model, which

214	JPMorgan Chase & Co. / 2009 Annual Report

is consistent with methodologies and assumptions the Firm uses when advising clients. The discount rate used for each reporting unit represents an estimate of the cost of equity capital for that reporting unit and is determined based on the Firm’s overall cost of equity, as adjusted for the risk characteristics specific to each reporting unit, for example, for higher levels of risk or uncertainty associated with the business or management’s forecasts and assumptions. To assess the reasonableness of the discount rates used for each reporting unit, management compares the discount rate to the estimated cost of equity for publicly traded institutions with similar businesses and risk characteristics. In addition, the weighted average cost of equity (aggregating the various reporting units) is compared with the Firms’ overall cost of equity to ensure reasonableness.
The valuations derived from the discounted cash flow models are then compared with market-based trading and transaction multiples for relevant competitors. Precise conclusions generally can not be drawn from these comparisons due to the differences that naturally exist between the Firm’s businesses and competitor institutions. However, trading and transaction comparables are used as general indicators to assess the general reasonableness of the estimated fair values. Management also takes into consideration a comparison between the aggregate fair value of the Firm’s reporting units and JPMorgan Chase’s market capitalization. In evaluating this comparison, management considers several factors, including (a) a control premium that would exist in a market transaction, (b) factors related to the level of execution risk that would exist at the firm-wide level that do not exist at the reporting unit level and (c) short-term market volatility and other factors that do not directly affect the value of individual reporting units.
While no impairment of goodwill was recognized during 2009, the Firm’s consumer lending businesses in RFS and Card Services have elevated risk of potential goodwill impairment due to their exposure to U.S. consumer credit risk. The valuation of these businesses are particularly dependent upon economic conditions (including unemployment rates, and home prices) and potential legislative and regulatory changes that affect consumer credit risk and their business models. The assumptions used in the discounted cash flow models for these businesses, and the values of the associated net assets, were determined using management’s best estimates, and the cost of equity reflected the risk and uncertainty for these businesses and was evaluated in comparison to relevant market peers. Deterioration in these assumptions could cause the estimated fair values of these reporting units or their associated goodwill to decline, which may result in a material impairment charge to earnings in a future period related to some portion of their associated goodwill.
Mortgage servicing rights
Mortgage servicing rights represent the fair value of future cash flows for performing specified mortgage servicing activities (predominantly with respect to residential mortgage) for others. MSRs are either purchased from third parties or retained upon sale or securitization of mortgage loans. Servicing activities include collecting principal, interest, and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to the investors of the mortgage-backed securities.
The Firm has one class of servicing assets. JPMorgan Chase made this determination based on the availability of market inputs used to measure its MSR asset at fair value and its treatment of MSRs as one aggregate pool for risk management purposes. As permitted by U.S. GAAP, the Firm elected to account for this one class of servicing assets at fair value. The Firm estimates the fair value of MSRs using an option-adjusted spread model (“OAS”), which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Firm’s prepayment model and then discounts these cash flows at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue and costs to service, and other economic factors. The Firm reassesses and periodically adjusts the underlying inputs and assumptions used in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. During 2009 and 2008, the Firm continued to refine its proprietary prepayment model based on a number of market-related factors, including a downward trend in home prices, general tightening of credit underwriting standards and the associated impact on refinancing activity. The Firm compares fair value estimates and assumptions to observable market data where available, and to recent market activity and actual portfolio experience.
The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. JPMorgan Chase uses or has used combinations of derivatives and securities to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage-backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed-rate interest payments) increase in value when interest rates decline.

JPMorgan Chase & Co. / 2009 Annual Report	215

Notes to consolidated financial statements

The following table summarizes MSR activity for the years ended December 31, 2009, 2008 and 2007.

Year ended December 31,
(in millions, except where otherwise noted)	2009	2008	2007

Fair value at beginning of period	$9,403	$8,632	$7,546
MSR activity
Originations of MSRs	3,615	3,061	2,335
Purchase of MSRs	2	6,755 (d)	798
Disposition of MSRs	(10)	—	—

Total net additions	3,607	9,816	3,133

Change in valuation due to inputs and assumptions(a)	5,807	(6,933)	(516)
Other changes in fair value(b)	(3,286)	(2,112)	(1,531)

Total change in fair value of MSRs	2,521	(9,045)	(2,047)

Fair value at December 31	$15,531 (c)	$9,403 (c)	$8,632

Change in unrealized gains/ (losses) included in income related to MSRs held at December 31	$5,807	$(6,933)	$(516)

Contractual service fees, late fees and other ancillary fees included in income	$4,818	$3,353	$2,429

Third-party mortgage loans serviced at December 31 (in billions)	$1,091	$1,185	$615

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. Also represents total realized and unrealized gains/(losses) included in net income using significant unobservable inputs (level 3).

(b)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). Represents the impact of cash settlements using significant unobservable inputs (level 3).

(c)	Includes $41 million and $55 million related to commercial real estate at December 31, 2009 and 2008, respectively.

(d)	Includes MSRs acquired as a result of the Washington Mutual transaction (of which $59 million related to commercial real estate) and the Bear Stearns merger. For further discussion, see Note 2 on pages 143—148 of this Annual Report.
The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the years ended December 31, 2009, 2008 and 2007.

Year ended December 31,
(in millions)	2009	2008	2007

RFS net mortgage servicing revenue
Production revenue	$503	$898	$880

Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	4,942	3,258	2,334
Other changes in MSR asset fair value(a)	(3,279)	(2,052)	(1,531)

Total operating revenue	1,663	1,206	803

Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model(b)	5,804	(6,849)	(516)
Derivative valuation adjust- ments and other	(4,176)	8,366	927

Total risk management	1,628	1,517	411

Total RFS net mortgage servicing revenue	3,291	2,723	1,214

All other(c)	(116)	(154)	24

Mortgage fees and related income	$3,678	$3,467	$2,118

(a)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). Represents the impact of cash settlements using significant unobservable inputs (level 3).

(b)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. Also represents total realized and unrealized gains/(losses) included in net income using significant unobservable inputs (level 3).

(c)	Primarily represents risk management activities performed by the Chief Investment Office (“CIO”) in the Corporate sector.
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at December 31, 2009, and 2008, respectively; it also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

Year ended December 31,
(in millions, except rates)	2009	2008

Weighted-average prepayment speed assumption (CPR)	11.37%	35.21%
Impact on fair value of 10% adverse change	$(896)	$(1,039)
Impact on fair value of 20% adverse change	(1,731)	(1,970)

Weighted-average option adjusted spread	4.63%	3.80%
Impact on fair value of 100 basis points adverse change	$(641)	$(311)
Impact on fair value of 200 basis points adverse change	(1,232)	(606)

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

216	JPMorgan Chase & Co. / 2009 Annual Report

Other intangible assets
During 2009, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles decreased $960 million, primarily reflecting amortization expense, partially offset by foreign currency translation adjustments related to the Firm’s Canadian credit card operations.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	2009			2008
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
December 31, (in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,783	$4,537	$1,246	$5,765	$4,116	$1,649
Other credit card–related intangibles	894	203	691	852	109	743
Core deposit intangibles	4,280	3,073	1,207	4,280	2,683	1,597
Other intangibles(a)	2,200	723	1,477	2,376	784	1,592

(a)	The decrease in other intangibles gross amount and accumulated amortization from December 2008 was primarily attributable to the removal of fully amortized assets.
Amortization expense
The Firm’s intangible assets with finite lives are amortized over their useful lives in a manner that best reflects the economic benefits of the intangible asset. $517 million of intangible assets related to asset management advisory contracts were determined to have an indefinite life and are not amortized.
The following table presents amortization expense related to credit card relationships, core deposits and all other intangible assets.

Year ended December 31, (in millions)	2009	2008	2007

Purchased credit card relationships	$421	$625	$710
Other credit card–related intangibles	94	33	11
Core deposit intangibles	390	469	554
Other intangibles(a)	145	136	119

Total amortization expense	$1,050	$1,263	$1,394

(a)	Excludes amortization expense related to servicing assets on securitized automobile loans, which is recorded in lending and deposit-related fees, of $2 million, $5 million and $9 million, for the years ended 2009, 2008, and 2007, respectively.
Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and all other intangible assets at December 31, 2009.

	Purchased credit	Other credit card-related	Core deposit	All other
Year ended December 31, (in millions)	card relationships	intangibles	intangibles	Intangible assets	Total

2010	$354	$103	$329	$127	$913
2011	290	102	284	117	793
2012	252	105	240	113	710
2013	213	104	195	109	621
2014	109	100	106	105	420

Impairment
The Firm’s intangible assets with indefinite lives are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangible assets compares the fair value of the intangible asset to its carrying amount. If the carrying value exceeds the fair value, then an impairment charge is recognized for the difference. Core deposits and credit card relationships as well as other acquired intangible assets determined to have finite lives, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. The impairment test for a finite-lived intangible asset compares the undiscounted cash flows associated with the use or disposition of the intangible asset to its carrying value. If the sum of the undiscounted cash flows exceeds its carrying value, then no impairment charge is recorded. If the sum of the undiscounted cash flows is less than its carrying value, then an impairment charge is recognized to the extent the carrying amount of the asset exceeds its fair value.

JPMorgan Chase & Co. / 2009 Annual Report	217

Notes to consolidated financial statements

Note 18 – Premises and equipment
Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. JPMorgan Chase computes depreciation using the straight-line method over the estimated useful life of an asset. For leasehold improvements, the Firm uses the straight-line method computed over the lesser of the remaining term of the leased facility or the estimated useful life of the leased asset. JPMorgan Chase has recorded immaterial asset retirement obligations related to asbestos remediation in those cases where it has sufficient information to estimate the obligations’ fair value.
JPMorgan Chase capitalizes certain costs associated with the acquisition or development of internal-use software. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life and reviewed for impairment on an ongoing basis.
Note 19 – Deposits
At December 31, 2009 and 2008, noninterest-bearing and interest-bearing deposits were as follows.

December 31, (in millions)	2009	2008

U.S. offices:
Noninterest-bearing	$204,003	$210,899
Interest-bearing (included $1,463 and $1,849 at fair value at December 31, 2009 and 2008, respectively)	439,104	511,077
Non-U.S. offices:
Noninterest-bearing	8,082	7,697
Interest-bearing (included $2,992 and $3,756 at fair value at December 31, 2009 and 2008, respectively)	287,178	279,604

Total	$938,367	$1,009,277

At December 31, 2009 and 2008, time deposits in denominations of $100,000 or more were as follows.

December 31, (in millions)	2009	2008

U.S.	$90,552	$147,493
Non-U.S.	77,887	58,247

Total	$168,439	$205,740

At December 31, 2009, the maturities of time deposits were as follows.

December 31, 2009
(in millions)	U.S.	Non-U.S.	Total

2010	$113,912	$97,465	$211,377
2011	9,489	654	10,143
2012	3,851	485	4,336
2013	2,783	634	3,417
2014	1,321	127	1,448
After 5 years	671	267	938

Total	$132,027	$99,632	$231,659

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “2008 Act”) was signed into law. The 2008 Act temporarily increased the standard maximum FDIC deposit insurance from $100,000 to $250,000 per depositor per institution through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act of 2009 (the “2009 Act”) was signed into law. The 2009 Act extends through December 31, 2013, the FDIC’s temporary standard maximum deposit insurance amount of $250,000 per depositor. On January 1, 2014, the standard maximum deposit insurance amount will return to $100,000 per depositor for all deposit accounts except Individual Retirement Accounts (“IRAs”) and certain other retirement accounts, which will remain at $250,000 per depositor.
In addition, on November 21, 2008, the FDIC released a final rule on the FDIC Temporary Liquidity Guarantee Program (the “TLG Program”). Under one component of this program, the Transaction Account Guarantee Program (the “TAG Program”) provides unlimited deposit insurance through December 31, 2009, on certain noninterest-bearing transaction accounts at FDIC-insured participating institutions. On December 4, 2008, the Firm elected to participate in the TLG Program and, as a result, was required to pay additional insurance premiums to the FDIC in an amount equal to an annualized 10 basis points on balances in noninterest-bearing transaction accounts that exceeded the $250,000 FDIC deposit insurance limits, as determined on a quarterly basis. The expiration date of the program was extended by six months, from December 31, 2009, to June 30, 2010, to provide continued support to those institutions most affected by the recent financial crisis and phase out the program in an orderly manner. On October 22, 2009, the Firm notified the FDIC that, as of January 1, 2010, it would no longer participate in the TAG Program. As a result of the Firm’s decision to opt out of the program, after December 31, 2009, funds held in noninterest-bearing transaction accounts will no longer be guaranteed in full, but will be insured up to $250,000 under the FDIC’s general deposit rules.

218	JPMorgan Chase & Co. / 2009 Annual Report

Note 20 – Other borrowed funds
The following table details the components of other borrowed funds.

At December 31, (in millions)	2009	2008

Advances from Federal Home Loan Banks(a)	$27,847	$70,187
Nonrecourse advances — FRBB(b)	—	11,192
Other(c)	27,893	51,021

Total(d)	$55,740	$132,400

(a)	Maturities of advances from the FHLBs are $23.6 billion, $2.6 billion, and $716 million in each of the 12-month periods ending December 31, 2010, 2011, and 2013, respectively, and $926 million maturing after December 31, 2014. Maturities for the 12-month period ending December 31, 2012 and 2014 were not material.

(b)	On September 19, 2008, the Federal Reserve Board established a special lending facility, the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML Facility”), to provide liquidity to eligible U.S. money market mutual funds. Under the AML Facility, banking organizations must use the loan proceeds to finance their purchases of eligible high-quality ABCP investments from money market mutual funds, which are pledged to secure nonrecourse advances from the Federal Reserve Bank of Boston (“FRBB”). Participating banking organizations do not bear any credit or market risk related to the ABCP investments they hold under this facility; therefore, the ABCP investments held are not assessed any regulatory capital. The AML Facility ended on February 1, 2010. The nonrecourse advances from the FRBB were elected under the fair value option and recorded in other borrowed funds; the corresponding ABCP investments were also elected under the fair value option and recorded in other assets. The fair value of ABCP investments purchased under the AML Facility for U.S. money market mutual funds is determined based on observable market information and is classified in level 2 of the valuation hierarchy.

(c)	Includes zero and $30 billion of advances from the Federal Reserve under the Federal Reserve’s Term Auction Facility (“TAF”) at December 31, 2009 and 2008, respectively, pursuant to which the Federal Reserve auctions term funds to depository institutions that are eligible to borrow under the primary credit program. The TAF allows all eligible depository institutions to place a bid for an advance from its local Federal Reserve Bank at an interest rate set by an auction. All advances are required to be fully collateralized. The TAF is designed to improve liquidity by making it easier for sound institutions to borrow when the markets are not operating efficiently.

(d)	Includes other borrowed funds of $5.6 billion and $14.7 billion accounted for at fair value at December 31, 2009 and 2008, respectively.
Note 21 – Accounts payable and other liabilities
The following table details the components of accounts payable and other liabilities at each of the dates indicated.

At December 31, (in millions)	2009	2008

Brokerage payables(a)	$92,848	$115,483
Accounts payable and other liabilities(b)	69,848	72,495

Total	$162,696	$187,978

(a)	Includes payables to customers, brokers, dealers and clearing organizations, and securities fails.

(b)	Includes $357 million and zero accounted for at fair value at December 31, 2009 and 2008, respectively.

JPMorgan Chase & Co. / 2009 Annual Report	219

Notes to consolidated financial statements
Note 22 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly U.S. dollars, with both fixed and variable interest rates. The following table is a summary of long-term debt carrying values (including unamortized original issue discount, valuation adjustments and fair value adjustments, where applicable) by contractual maturity as of December 31, 2009.

By remaining maturity at			2009
December 31, 2009			Under		After			2008
(in millions, except rates)			1 year	1–5 years	5 years	Total		Total

Parent company

Senior debt:(a)	Fixed rate	(b)	$11,645	$57,292	$24,792	$93,729		$79,908
	Variable rate	(c)	16,892	47,308	9,135	73,335		65,234
	Interest rates	(d)	0.28–6.00%	0.35–7.00%	0.22–7.50%	0.22–7.50%		0.20–7.63%

Subordinated debt:	Fixed rate		$1,713	$9,625	$13,513	$24,851		$28,966
	Variable rate		—	41	1,797	1,838		1,786
	Interest rates	(d)	7.88–10.00%	1.92–6.75%	1.14–8.53%	1.14–10.00%		1.92–10.00%

	Subtotal		$30,250	$114,266	$49,237	$193,753		$175,894

Subsidiaries

Senior debt: (a)	Fixed rate		$96	$1,695	$1,519	$3,310		$8,370
	Variable rate	(e)	6,729	22,759	10,347	39,835		57,980
	Interest rates	(d)	0.22–0.23%	0.16–2.10%	0.18–14.21%	0.16–14.21%		0.03–14.21%

Subordinated debt:	Fixed rate		$—	$—	$8,655	$8,655		$8,700
	Variable rate		—	—	1,150	1,150		1,150
	Interest rates	(d)	—	—	0.58–8.25%	0.58–8.25%		2.33–8.25%

	Subtotal		$6,825	$24,454	$21,671	$52,950		$76,200

Junior subordinated debt:	Fixed rate		$—	$—	$16,349	$16,349		$15,180
	Variable rate		—	—	3,266	3,266		3,409
	Interest rates	(d)	—	—	0.78–8.75%	0.78–8.75%		2.42–8.75%

	Subtotal		$—	$—	$19,615	$19,615		$18,589

Total long-term debt(f)			$37,075	$138,720	$90,523	$266,318	(h)(i)(j)	$270,683 (j)

Long-term beneficial interests:
	Fixed rate		$596	$373	$65	$1,034		$571
	Variable rate		3,361	2,549	3,494	9,404		9,990
	Interest rates		0.26–5.20%	0.25–7.13%	0.25–5.50%	0.25–7.13%		0.80–9.16%

Total long-term beneficial interests(g)			$3,957	$2,922	$3,559	$10,438		$10,561

(a)	Included are various equity-linked or other indexed instruments. Embedded derivatives, separated from hybrid securities in accordance with U.S.GAAP, are reported at fair value and shown net with the host contract on the Consolidated Balance Sheets. Changes in fair value of separated derivatives are recorded in principal transactions revenue. Hybrid securities which the Firm has elected to measure at fair value are classified in the line item of the host contract on the Consolidated Balance Sheets; changes in fair value are recorded in principal transactions revenue in the Consolidated Statements of Income.

(b)	Included $21.6 billion and $14.1 billion as of December 31, 2009 and 2008, respectively, guaranteed by the FDIC under the TLG Program.

(c)	Included $19.3 billion and $6.9 billion as of December 31, 2009 and 2008, respectively, guaranteed by the FDIC under the TLG Program.

(d)	The interest rates shown are the range of contractual rates in effect at year-end, including non-U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of the hedge accounting derivatives, the range of modified rates in effect at December 31, 2009, for total long-term debt was (0.17)% to 14.21%, versus the contractual range of 0.16% to 14.21% presented in the table above. The interest rate ranges shown exclude structured notes accounted for at fair value.

(e)	Included $7.8 billion principal amount of U.S. dollar-denominated floating-rate mortgage bonds issued to an unaffiliated statutory trust, which in turn issued € 6.0 billion in covered bonds secured by mortgage loans.

(f)	Included $49.0 billion and $58.2 billion of outstanding structured notes accounted for at fair value at December 31, 2009 and 2008, respectively.

(g)	Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated VIEs. Also included $1.4 billion and $1.7 billion of outstanding structured notes accounted for at fair value at December 31, 2009 and 2008, respectively. Excluded short-term commercial paper beneficial interests of $4.8 billion at December 31, 2009.

(h)	At December 31, 2009, long-term debt aggregating $33.2 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective notes.

(i)	The aggregate principal amount of debt that matures in each of the five years subsequent to 2009 is $37.1 billion in 2010, $49.1 billion in 2011, $46.8 billion in 2012, $18.4 billion in 2013 and $24.4 billion in 2014.

(j)	Included $3.4 billion and $3.4 billion of outstanding zero-coupon notes at December 31, 2009 and 2008, respectively. The aggregate principal amount of these notes at their respective maturities was $6.6 billion and $7.1 billion, respectively.

220	JPMorgan Chase & Co. / 2009 Annual Report

The weighted-average contractual interest rates for total long-term debt were 3.52% and 4.25% as of December 31, 2009 and 2008, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rates for total long-term debt, including the effects of related derivative instruments, were 1.86% and 3.70% as of December 31, 2009 and 2008, respectively.
On December 4, 2008, the Firm elected to participate in the TLG Program, which was available to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they opted out of the TLG Program or the FDIC terminated their participation. Under the TLG Program, the FDIC guaranteed through the earlier of maturity or June 30, 2012, certain senior unsecured debt issued though October 31, 2009, in return for a fee to be paid based on the amount and maturity of the debt. Under the TLG Program, the FDIC would pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.
JPMorgan Chase & Co. (Parent Company) has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s market-making activities. These guarantees rank on a parity with all of the Firm’s other unsecured and unsubordinated indebtedness. Guaranteed liabilities totaled $4.5 billion and $4.8 billion at December 31, 2009 and 2008, respectively. For additional information, see Note 2 on pages 143–148 of this Annual Report.
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities
At December 31, 2009, the Firm had established 25 wholly-owned Delaware statutory business trusts (“issuer trusts”) that had issued guaranteed capital debt securities.
The junior subordinated deferrable interest debentures issued by the Firm to the issuer trusts, totaling $19.6 billion and $18.6 billion at December 31, 2009 and 2008, respectively, were reflected in the Firm’s Consolidated Balance Sheets in long-term debt, and in the table on the preceding page under the caption “Junior subordinated debt” (i.e., trust preferred capital debt securities). The Firm also records the common capital securities issued by the issuer trusts in other assets in its Consolidated Balance Sheets at December 31, 2009 and 2008. The debentures issued to the issuer trusts by the Firm, less the common capital securities of the issuer trusts, qualify as Tier 1 capital.

The following is a summary of the outstanding trust preferred capital debt securities, including unamortized original issue discount, issued by each trust, and the junior subordinated deferrable interest debenture issued to each trust, as of December 31, 2009.

	Amount of
	trust preferred			Stated maturity
	capital debt	Principal amount		of trust preferred		Interest rate of
	securities	of debenture		capital securities	Earliest	trust preferred	Interest
	issued	issued	Issue	and	redemption	capital securities	payment/
December 31, 2009 (in millions)	by trust(a)	to trust(b)	date	debentures	date	and debentures	distribution dates

Bank One Capital III	$474	$650	2000	2030	Any time	8.75%	Semiannually
Bank One Capital VI	525	553	2001	2031	Any time	7.20%	Quarterly
Chase Capital II	481	497	1997	2027	Any time	LIBOR + 0.50%	Quarterly
Chase Capital III	295	304	1997	2027	Any time	LIBOR + 0.55%	Quarterly
Chase Capital VI	241	249	1998	2028	Any time	LIBOR + 0.625%	Quarterly
First Chicago NBD Capital I	248	256	1997	2027	Any time	LIBOR + 0.55%	Quarterly
J.P. Morgan Chase Capital X	1,000	1,014	2002	2032	Any time	7.00%	Quarterly
J.P. Morgan Chase Capital XI	1,075	1,000	2003	2033	Any time	5.88%	Quarterly
J.P. Morgan Chase Capital XII	400	389	2003	2033	Any time	6.25%	Quarterly
JPMorgan Chase Capital XIII	465	480	2004	2034	2014	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XIV	600	584	2004	2034	2009	6.20%	Quarterly
JPMorgan Chase Capital XV	995	1,101	2005	2035	Any time	5.88%	Semiannually
JPMorgan Chase Capital XVI	500	491	2005	2035	2010	6.35%	Quarterly
JPMorgan Chase Capital XVII	496	517	2005	2035	Any time	5.85%	Semiannually
JPMorgan Chase Capital XVIII	748	749	2006	2036	Any time	6.95%	Semiannually
JPMorgan Chase Capital XIX	563	564	2006	2036	2011	6.63%	Quarterly
JPMorgan Chase Capital XX	995	996	2006	2036	Any time	6.55%	Semiannually
JPMorgan Chase Capital XXI	836	837	2007	2037	2012	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XXII	996	997	2007	2037	Any time	6.45%	Semiannually
JPMorgan Chase Capital XXIII	643	643	2007	2047	2012	LIBOR + 1.00%	Quarterly
JPMorgan Chase Capital XXIV	700	700	2007	2047	2012	6.88%	Quarterly
JPMorgan Chase Capital XXV	1,492	1,734	2007	2037	2037	6.80%	Semiannually
JPMorgan Chase Capital XXVI	1,815	1,815	2008	2048	2013	8.00%	Quarterly
JPMorgan Chase Capital XXVII	995	995	2009	2039	2039	7.00%	Semiannually
JPMorgan Chase Capital XXVIII	1,500	1,500	2009	2039	2014	7.20%	Quarterly

Total	$19,078	$19,615

(a)	Represents the amount of trust preferred capital debt securities issued to the public by each trust, including unamortized original issue discount.

(b)	Represents the principal amount of JPMorgan Chase debentures issued to each trust, including unamortized original-issue discount. The principal amount of debentures issued to the trusts includes the impact of hedging and purchase accounting fair value adjustments that were recorded on the Firm’s Consolidated Financial Statements.

JPMorgan Chase & Co. / 2009 Annual Report	221

Notes to consolidated financial statements

Note 23 – Preferred stock
JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share.
On April 23, 2008, the Firm issued 600,000 shares of Fixed to Floating Rate Noncumulative Preferred Stock, Series I (“Series I”), for total proceeds of $6.0 billion.
On July 15, 2008, each series of Bear Stearns preferred stock then issued and outstanding was exchanged into a series of JPMorgan Chase preferred stock (Cumulative Preferred Stock, Series E, Series F and Series G) having substantially identical terms. As a result of the exchange, these preferred shares rank equally with the other series of the Firm’s preferred stock.
On August 21, 2008, the Firm issued 180,000 shares of 8.625% Noncumulative Preferred Stock, Series J (“Series J”), for total proceeds of $1.8 billion.
On October 28, 2008, pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “Capital Purchase Program”), the Firm issued to the U.S. Treasury, for total proceeds of $25.0 billion, (i) 2.5 million shares of the Firm’s Fixed Rate Cumulative Perpetual Preferred Stock, Series K, par value $1 per share and liquidation preference $10,000 per share (the “Series K Preferred Stock”); and (ii) a warrant to purchase up to 88,401,697 shares of the Firm’s common stock at an exercise price of $42.42 per share (the “Warrant”), subject to certain anti-dilution and other adjustments. The $25.0 billion proceeds were allocated to the Series K Preferred Stock and the Warrant based on the relative fair value of the instruments. The difference between the initial carrying value of $23.7 billion allocated to the Series K Preferred Stock and its redemption value of $25.0 billion was being amortized to retained earnings (with a corresponding increase in the carrying value of the Series K
Preferred Stock) over the first five years of the contract as an adjustment to the dividend yield, using the effective-yield method. The Series K Preferred Stock was nonvoting, qualified as Tier 1 capital and ranked equally with the Firm’s other series of preferred stock. On June 17, 2009, the Firm redeemed all of the outstanding shares of Series K Preferred Stock and repaid the full $25.0 billion principal amount together with accrued but unpaid dividends.
In the event of a liquidation or dissolution of the Firm, JPMorgan Chase’s preferred stock then outstanding takes precedence over the Firm’s common stock for the payment of dividends and the distribution of assets.
Generally, dividends on shares of outstanding series of preferred stock are payable quarterly. Dividends on the shares of Series I preferred stock are payable semiannually at a fixed annual dividend rate of 7.90% through April 2018, and then become payable quarterly at an annual dividend rate of three-month LIBOR plus 3.47%. The Series K Preferred Stock bore cumulative dividends, payable quarterly, at a rate of 5% per year for the first five years and 9% per year thereafter. Dividends could only be paid if, as and when declared by the Firm’s Board of Directors. The effective dividend yield on the Series K Preferred Stock was 6.16%. The Series K Preferred Stock ranked equally with the Firm’s existing 6.15% Cumulative Preferred Stock, Series E; 5.72% Cumulative Preferred Stock, Series F; 5.49% Cumulative Preferred Stock, Series G; Fixed-to-Floating Rate Noncumulative Perpetual Preferred Stock, Series I; and 8.63% Noncumulative Perpetual Preferred Stock, Series J, in terms of dividend payments and upon liquidation of the Firm.

The following is a summary of JPMorgan Chase’s preferred stock outstanding as of December 31, 2009 and 2008.

	Share value							Contractual rate
	and redemption	Shares		Amount (in millions)			Earliest	in effect at
December 31,	price per share(b)	2009	2008	2009	2008		redemption date	December 31, 2009

Cumulative Preferred Stock, Series E(a)	$200	818,113	818,113	$164	$164		Any time	6.15%
Cumulative Preferred Stock, Series F(a)	200	428,825	428,825	86	86		Any time	5.72
Cumulative Preferred Stock, Series G(a)	200	511,169	511,169	102	102		Any time	5.49
Fixed to Floating Rate Noncumulative Perpetual Preferred Stock, Series I(a)	10,000	600,000	600,000	6,000	6,000		4/30/2018	7.90
Noncumulative Perpetual Preferred Stock, Series J(a)	10,000	180,000	180,000	1,800	1,800		9/1/2013	8.63
Fixed Rate Cumulative Perpetual Preferred Stock, Series K	10,000	—	2,500,000	—	23,787	(c)	—	NA

Total preferred stock		2,538,107	5,038,107	$8,152	$31,939

(a)	Represented by depositary shares.

(b)	Redemption price includes amount shown in the table plus any accrued but unpaid dividends.

(c)	Represents the carrying value as of December 31, 2008. The redemption value was $25.0 billion.

222	JPMorgan Chase & Co. / 2009 Annual Report

Dividend restrictions
Prior to the redemption of the Series K Preferred Stock, any accrued and unpaid dividends on the Series K Preferred Stock were required to be fully paid before dividends could be declared or paid on stock ranking junior or equally with the Series K Preferred Stock. In addition, the U.S. Treasury’s consent was required for any increase in dividends on common stock from the $0.38 per share quarterly dividend paid on October 31, 2008. As a result of the redemption of the Series K Preferred Stock, JPMorgan Chase is no longer subject to any of these restrictions.
Stock repurchase restrictions
 Prior to the redemption of the Series K Preferred Stock, the Firm could not repurchase or redeem any common stock or other equity securities of the Firm, or any trust preferred capital debt securities issued by the Firm or any of its affiliates, without the prior consent of the U.S. Treasury (other than (i) repurchases of the Series K Preferred Stock, and (ii) repurchases of junior preferred shares or common stock in connection with any employee benefit plan in the ordinary course of business consistent with past practice). As a result of the redemption of the Series K Preferred Stock, JPMorgan Chase is no longer subject to any of these restrictions.
Note 24 – Common stock
At December 31, 2009, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a par value of $1 per share. On June 5, 2009, the Firm issued $5.8 billion, or 163 million new shares, of its common stock at $35.25 per share. On September 30, 2008, the Firm issued $11.5 billion, or 284 million new shares, of its common stock at $40.50 per share.
On April 8, 2008, pursuant to the Share Exchange Agreement dated March 24, 2008, between JPMorgan Chase and Bear Stearns, 20.7 million newly issued shares of JPMorgan Chase common stock were issued to Bear Stearns in a transaction that was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, in exchange for 95.0 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance). Upon the consummation of the Bear Stearns merger, on May 30, 2008, the 20.7 million shares of JPMorgan Chase common stock and 95.0 million shares of Bear Stearns common stock were cancelled. For a further discussion of this transaction, see Note 2 on pages 143—148 of this Annual Report.
Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during the years ended December 31, 2009, 2008 and 2007 were as follows.

December 31, (in millions)	2009	2008	2007

Issued – balance at January 1	3,941.6	3,657.7	3,657.8
Newly issued:
Common stock:
Open market issuance	163.3	283.9	—
Bear Stearns Share Exchange Agreement	—	20.7	—

Total newly issued	163.3	304.6	—
Canceled shares	—	(20.7)	(0.1)

Total issued – balance at December 31	4,104.9	3,941.6	3,657.7

Treasury – balance at January 1	(208.8)	(290.3)	(196.1)
Purchase of treasury stock	—	—	(168.2)
Share repurchases related to employee stock-based awards (a)	(1.1)	(0.5)	(2.7)
Issued from treasury:
Net change from the Bear Stearns merger as a result of the reissuance of Treasury stock and the Share Exchange Agreement	—	26.5	—
Employee benefits and compensation plans	45.7	54.4	75.7
Employee stock purchase plans	1.3	1.1	1.0

Total issued from treasury	47.0	82.0	76.7

Total treasury – balance at December 31	(162.9)	(208.8)	(290.3)

Outstanding	3,942.0	3,732.8	3,367.4

(a)	Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes.
Pursuant to the Capital Purchase Program, the Firm issued to the U.S. Treasury a Warrant to purchase up to 88,401,697 shares of the Firm’s common stock, at an exercise price of $42.42 per share, subject to certain antidilution and other adjustments. Based on the Warrant’s fair value relative to the fair value of the Series K Preferred Stock on October 28, 2008, as discussed in Note 23 on pages 222—223 of this Annual Report, the Warrant was recorded at a value of $1.3 billion. The U.S. Treasury exchanged the Warrant for 88,401,697 warrants, each of which was a warrant to purchase a share of the Firm’s common stock at an exercise price of $42.42 per share and, on December 11, 2009, sold the warrants in a secondary public offering for $950 million. The warrants are exercisable, in whole or in part, at any time and from time to time until October 28, 2018. The Firm did not purchase any of the warrants sold by the U.S. Treasury.
In April 2007, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $10.0 billion of the Firm’s common shares. In connection with the U.S. Treasury’s sale of the warrants, the Board of Directors amended the Firm’s securities repurchase program to authorize the repurchase of warrants for its stock. During the years ended December 31, 2009 and 2008, the Firm did not repurchase any shares of its common stock. During 2007, the Firm repurchased 168 million shares of common stock under stock repurchase programs approved by the Board of Directors. As of December 31, 2009, $6.2 billion of authorized repurchase capacity remained under the repurchase program with respect to repurchases of common stock, and all the authorized repurchase capacity remained with respect to the warrants.
The authorization to repurchase common stock and warrants will be utilized at management’s discretion, and the timing of purchases and

JPMorgan Chase & Co. / 2009 Annual Report	223

Notes to consolidated financial statements

the exact number of shares and warrants purchased is subject to various factors, including: market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position, taking into account goodwill and intangibles; internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock – for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan that is established when the Firm is not aware of material nonpublic information.
As of December 31, 2009, approximately 582 million unissued shares of common stock were reserved for issuance under various employee incentive, compensation, option and stock purchase plans, director compensation plans, and the Warrants issued under the Capital Purchase Program as discussed above.
Note 25 – Earnings per share
Effective January 1, 2009, the Firm implemented new FASB guidance for participating securities, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”) are participating securities and should be included in the earnings per share (“EPS”) calculation using the two-class method. JPMorgan Chase grants restricted stock and RSUs to certain employees under its stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock; these unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. EPS data for the prior periods were revised as required by the FASB’s guidance.
The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2009, 2008 and 2007.

Year ended December 31,
(in millions, except per share amounts)	2009		2008	2007

Basic earnings per share
Income before extraordinary gain	$11,652		$3,699	$15,365
Extraordinary gain	76		1,906	—

Net income	11,728		5,605	15,365
Less: Preferred stock dividends	1,327		674	—
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	(e)	—	—

Net income applicable to common equity	9,289		4,931	15,365

Less: Dividends and undistributed earnings allocated to participating securities	515		189	441

Net income applicable to common stockholders(a)	8,774		4,742	14,924
Total weighted-average basic shares outstanding	3,862.8		3,501.1	3,403.6

Per share
Income before extraordinary gain	$2.25		$0.81	$4.38
Extraordinary gain	0.02		0.54	—

Net income(b)	$2.27	(e)	$1.35	$4.38

Year ended December 31,
(in millions, except per share
amounts)	2009		2008	2007

Diluted earnings per share
Net income applicable to common equity	$9,289		$4,931	$15,365
Less: Dividends and undistributed earnings allocated to participating securities	515		189	438

Net income applicable to common stockholders(a)	8,774		4,742	14,927

Total weighted-average basic shares outstanding	3,862.8		3,501.1	3,403.6
Add: Employee stock options, SARs and Warrants(c)	16.9		20.7	41.7

Total weighted-average diluted shares outstanding(d)	3,879.7		3,521.8	3,445.3

Per share
Income before extraordinary gain	$2.24		$0.81	$4.33
Extraordinary gain	0.02		0.54	—

Net income per share(b)	$2.26	(e)	$1.35	$4.33

(a)	Net income applicable to common stockholders for diluted and basic EPS may differ under the two-class method as a result of adding common stock equivalents for options, SARs and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for purposes of calculating diluted EPS.

(b)	EPS data has been revised to reflect the retrospective application of new FASB guidance for participating securities, which resulted in a reduction of basic and diluted EPS for the year ended December 31, 2009, of $0.13 and $0.05, respectively; for the year ended December 31, 2008, of $0.06 and $0.02, respectively; and for the year ended December 31, 2007, of $0.13 and $0.05, respectively.

(c)	Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and, for 2008, the Warrant issued under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock totaling 266 million, 209 million and 129 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(d)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.

(e)	The calculation of basic and diluted EPS for the year ended December 31, 2009, includes a one-time noncash reduction of $1.1 billion, or $0.27 per share, resulting from the redemption of the Series K Preferred Stock issued to the U.S. Treasury.

224	JPMorgan Chase & Co. / 2009 Annual Report

Note 26 – Accumulated other comprehensive income/(loss)
Accumulated other comprehensive income/(loss) includes the after-tax change in unrealized gains/(losses) on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities and net loss and prior service cost/(credit) related to the Firm’s defined benefit pension and OPEB plans.

					Net loss and prior
			Translation		service costs/(credit) of	Accumulated other
	Unrealized gains/(losses)		adjustments,		defined benefit pension	comprehensive
(in millions)	on AFS securities(a)		net of hedges	Cash flow hedges	and OPEB plans	income/(loss)

Balance at December 31, 2006	$29		$5	$(489)	$(1,102)	$(1,557)
Cumulative effect of changes in accounting principles (for fair value option elections)	(1)		—	—	—	(1)

Balance at January 1, 2007, adjusted	28		5	(489)	(1,102)	(1,558)
Net change	352	(b)	3	(313)	599	641

Balance at December 31, 2007	380		8	(802)	(503)	(917)
Net change	(2,481	)(c)	(606)	600	(2,283)	(4,770)

Balance at December 31, 2008	(2,101)		(598)	(202)	(2,786)	(5,687)
Net change	4,133	(d)	582	383	498	5,596

Balance at December 31, 2009	$2,032	(e)	$(16)	$181	$(2,288)	$(91)

(a)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.

(b)	The net change during 2007 was due primarily to a decline in interest rates.

(c)	The net change during 2008 was due primarily to spread widening related to credit card asset-backed securities, nonagency mortgage-backed securities and collateralized loan obligations.

(d)	The net change during 2009 was due primarily to overall market spread and market liquidity improvement as well as changes in the composition of investments.

(e)	Includes after-tax unrealized losses of $(226) million not related to credit on debt securities for which credit losses have been recognized in income.
The following table presents the before- and after-tax changes in net unrealized gains/(losses); and reclassification adjustments for realized (gains)/losses on AFS securities and cash flow hedges; changes resulting from foreign currency translation adjustments (including the impact of related derivatives); net gains/(losses) and prior service costs/(credits) from pension and OPEB plans; and amortization of pension and OPEB amounts into net income. Reclassification adjustments include amounts recognized in net income that had been recorded previously in other comprehensive income/(loss).

	2009			2008			2007
	Before	Tax	After	Before	Tax	After	Before	Tax	After
Year ended December 31, (in millions)	tax	effect	tax	tax	effect	tax	tax	effect	tax

Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$7,870	$(3,029)	$4,841	$(3,071)	$1,171	$(1,900)	$759	$(310)	$449
Reclassification adjustment for realized (gains)/losses included in net income	(1,152)	444	(708)	(965)	384	(581)	(164)	67	(97)

Net change	6,718	(2,585)	4,133	(4,036)	1,555	(2,481)	595	(243)	352

Translation adjustments:
Translation	1,139	(398)	741	(1,781)	682	(1,099)	754	(281)	473
Hedges	(259)	100	(159)	820	(327)	493	(780)	310	(470)

Net change	880	(298)	582	(961)	355	(606)	(26)	29	3

Cash flow hedges:
Net unrealized gains/(losses) arising during the period	767	(308)	459	584	(226)	358	(737)	294	(443)
Reclassification adjustment for realized (gains)/losses included in net income	(124)	48	(76)	402	(160)	242	217	(87)	130

Net change	643	(260)	383	986	(386)	600	(520)	207	(313)

Net loss and prior service cost/(credit) of defined benefit pension and OPEB plans:
Net gains/(losses) and prior service credits arising during the period	494	(200)	294	(3,579)	1,289	(2,290)	934	(372)	562
Reclassification adjustment for net loss and prior service credits included in net income	337	(133)	204	14	(7)	7	59	(22)	37

Net change	831	(333)	498	(3,565)	1,282	(2,283)	993	(394)	599

Total Other comprehensive income/(loss)	$9,072	$(3,476)	$5,596	$(7,576)	$2,806	$(4,770)	$1,042	$(401)	$641

JPMorgan Chase & Co. / 2009 Annual Report	225

Notes to consolidated financial statements

Note 27 – Income taxes
JPMorgan Chase and its eligible subsidiaries file a consolidated U.S. federal income tax return. JPMorgan Chase uses the asset and liability method to provide income taxes on all transactions recorded in the Consolidated Financial Statements. This method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that the Firm expects to be in effect when the underlying items of income and expense are realized. JPMorgan Chase’s expense for income taxes includes the current and deferred portions of that expense. A valuation allowance is established to reduce deferred tax assets to the amount the Firm expects to realize.
Due to the inherent complexities arising from the nature of the Firm’s businesses, and from conducting business and being taxed in a substantial number of jurisdictions, significant judgments and estimates are required to be made. Agreement of tax liabilities between JPMorgan Chase and the many tax jurisdictions in which the Firm files tax returns may not be finalized for several years. Thus, the Firm’s final tax-related assets and liabilities may ultimately be different from those currently reported.
The components of income tax expense/(benefit) included in the Consolidated Statements of Income were as follows for each of the years ended December 31, 2009, 2008 and 2007.

Year ended December 31, (in millions)	2009	2008	2007

Current income tax expense
U.S. federal	$4,698	$395	$2,805
Non-U.S.	2,368	1,009	2,985
U.S. state and local	971	307	343

Total current income tax expense	8,037	1,711	6,133

Deferred income tax expense/ (benefit)
U.S. federal	(2,867)	(3,015)	1,122
Non-U.S.	(454)	1	(185)
U.S. state and local	(301)	377	370

Total deferred income tax expense/(benefit)	(3,622)	(2,637)	1,307

Total income tax expense/ (benefit) before extraordinary gain	$4,415	$(926)	$7,440

Total income tax expense includes $280 million, $55 million and $74 million of tax benefits recorded in 2009, 2008 and 2007, respectively, as a result of tax audit resolutions.
The preceding table does not reflect the tax effect of certain items that are recorded each period directly in stockholders’ equity and certain tax benefits associated with the Firm’s employee stock-based compensation plans. The table also does not reflect the cumulative tax effects of initially implementing new accounting pronouncements in 2007. The tax effect of all items recorded directly to stockholders’ equity resulted in a decrease of $3.7 billion in 2009 and an increase in stockholders’ equity of $3.0 billion and $159 million in 2008 and 2007, respectively.
U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings have been reinvested abroad for an indefinite period of time. During 2008, as part of JPMorgan Chase’s periodic review of the business requirements and capital needs of its non-U.S. subsidiaries, combined with the formation of specific strategies and steps taken to fulfill these requirements and needs, the Firm determined that the undistributed earnings of certain of its subsidiaries, for which U.S. federal income taxes had been provided, will be indefinitely reinvested to fund the current and future growth of the related businesses. As management does not intend to use the earnings of these subsidiaries as a source of funding for its U.S. operations, such earnings will not be distributed to the U.S. in the foreseeable future. This determination resulted in the release of deferred tax liabilities and the recognition of an income tax benefit of $1.1 billion associated with these undistributed earnings. For 2009, pretax earnings of approximately $2.8 billion were generated that will be indefinitely reinvested in these subsidiaries. At December 31, 2009, the cumulative amount of undistributed pretax earnings in these subsidiaries approximated $15.7 billion. If the Firm were to record a deferred tax liability associated with these undistributed earnings, the amount would be $3.6 billion at December 31, 2009.
The tax expense applicable to securities gains and losses for the years 2009, 2008 and 2007 was $427 million, $608 million, and $60 million, respectively.
A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for each of the years ended December 31, 2009, 2008 and 2007, is presented in the following table.

Year ended December 31,	2009	2008	2007

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase/(decrease) in tax rate resulting from:
U.S. state and local income taxes, net of U.S. federal income tax benefit	2.7	16.0	2.0
Tax-exempt income	(3.9)	(14.8)	(2.4)
Non-U.S. subsidiary earnings	(1.7)	(53.6)	(1.1)
Business tax credits	(5.5)	(24.5)	(2.5)
Bear Stearns equity losses	—	5.7	—
Other, net	0.9	2.8	1.6

Effective tax rate	27.5%	(33.4)%	32.6%

226	JPMorgan Chase & Co. / 2009 Annual Report

Deferred income tax expense/(benefit) results from differences between assets and liabilities measured for financial reporting versus income-tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table as of December 31, 2009 and 2008.

December 31, (in millions)	2009	2008

Deferred tax assets
Allowance for loan losses	$12,376	$8,029
Employee benefits	4,424	4,841
Allowance for other than loan losses	3,995	3,686
Non-U.S. operations	1,926	2,504
Tax attribute carryforwards	912	1,383
Fair value adjustments(a)	—	2,565

Gross deferred tax assets	$23,633	$23,008

Deferred tax liabilities
Depreciation and amortization	$4,832	$4,681
Leasing transactions	2,054	1,895
Non-U.S. operations	1,338	946
Fee income	670	1,015
Fair value adjustments(a)	328	—
Other, net	147	202

Gross deferred tax liabilities	$9,369	$8,739

Valuation allowance	1,677	1,266

Net deferred tax asset	$12,587	$13,003

(a)	Includes fair value adjustments related to AFS securities, cash flows hedging activities and other portfolio investments.
JPMorgan Chase has recorded deferred tax assets of $912 million at December 31, 2009, in connection with U.S. federal, state and local and non-U.S. subsidiary net operating loss carryforwards. At December 31, 2009, the U.S. federal net operating loss carryforward was approximately $1.2 billion, the state and local net operating loss carryforwards were approximately $4.4 billion and the non-U.S. subsidiary net operating loss carryforward was $768 million.
If not utilized, the U.S. federal net operating loss carryforward will expire in 2027 and the state and local net operating loss carryforwards will expire in years 2026, 2027 and 2028. The non-U.S. subsidiary net operating loss carryforward has an unlimited carryforward period.
A valuation allowance has been recorded for losses associated with non-U.S. subsidiaries and certain portfolio investments, and certain state and local tax benefits. The increase in the valuation allowance from 2008 was predominantly related to non-U.S. subsidiaries.
At December 31, 2009, 2008 and 2007, JPMorgan Chase’s unrecognized tax benefits, excluding related interest expense and penalties, were $6.6 billion, $5.9 billion and $4.8 billion, respectively, of which $3.5 billion, $2.9 billion and $1.3 billion, respectively, if recognized, would reduce the annual effective tax rate. As JPMorgan Chase is presently under audit by a number of tax authorities, it is reasonably possible that unrecognized tax benefits could significantly change over the next 12 months, which could also significantly impact JPMorgan Chase’s quarterly and annual effective tax rates.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007.

Unrecognized tax benefits
Year ended December 31, (in millions)	2009	2008	2007

Balance at January 1,	$5,894	$4,811	$4,677
Increases based on tax positions related to the current period	584	890	434
Decreases based on tax positions related to the current period	(6)	(109)	(241)
Increases associated with the Bear Stearns merger	—	1,387	—
Increases based on tax positions related to prior periods	703	501	903
Decreases based on tax positions related to prior periods	(322)	(1,386)	(791)
Decreases related to settlements with taxing authorities	(203)	(181)	(158)
Decreases related to a lapse of applicable statute of limitations	(42)	(19)	(13)

Balance at December 31,	$6,608	$5,894	$4,811

Pretax interest expense and penalties related to income tax liabilities recognized in income tax expense were $154 million ($101 million after-tax) in 2009; $571 million ($346 million after-tax) in 2008; and $516 million ($314 million after-tax) in 2007. Included in accounts payable and other liabilities at December 31, 2009 and 2008, in addition to the Firm’s liability for unrecognized tax benefits, was $2.4 billion and $2.3 billion, respectively, for income tax-related interest and penalties, of which the penalty component was insignificant.
JPMorgan Chase is subject to ongoing tax examinations by the tax authorities of the various jurisdictions in which it operates, including U.S. federal, state and local, and non-U.S. jurisdictions. The Firm’s consolidated federal income tax returns are presently under examination by the Internal Revenue Service (“IRS”) for the years 2003, 2004 and 2005. The consolidated federal income tax returns of Bear Stearns for the years ended November 30, 2003, 2004 and 2005, are also under examination. Both examinations are expected to conclude in 2010.
The IRS audits of the consolidated federal income tax returns of JPMorgan Chase for the years 2006, 2007 and 2008, and for Bear Stearns for the years ended November 30, 2006, November 30, 2007, and for the period December 1, 2007, through May 30, 2008, are expected to commence in 2010. Administrative appeals are pending with the IRS relating to prior periods that were examined. For 2002 and prior years, refund claims relating to income and credit adjustments, and to tax attribute carrybacks, for JPMorgan Chase and its predecessor entities, including Bank One, have been filed. Amended returns to reflect refund claims primarily attributable to net operating losses and tax credit carrybacks will be filed for the final Bear Stearns U.S. federal consolidated tax return for the period December 1, 2007, through May 30, 2008, and for prior years.
On January 1, 2007, the Firm adopted FASB guidance which addresses the recognition and measurement of tax positions taken or expected to be taken, and also guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure, to all of its income tax positions, resulting in a $436 million cumulative effect increase to retained earnings, a reduction in goodwill of $113 million and a $549 million decrease in the liability for income taxes.

JPMorgan Chase & Co. / 2009 Annual Report	227

Notes to consolidated financial statements

The following table presents the U.S. and non-U.S. components of income before income tax expense/(benefit) and extraordinary gain for the years ended December 31, 2009, 2008 and 2007.

Year ended December 31, (in millions)	2009	2008	2007

U.S.	$6,263	$(2,094)	$13,720
Non-U.S.(a)	9,804	4,867	9,085

Income before income tax expense/(benefit) and extraordinary gain	$16,067	$2,773	$22,805

(a)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
Note 28 – Restrictions on cash and intercompany funds transfers
The business of JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) is subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank is a member of the U.S. Federal Reserve System, and its deposits are insured by the FDIC.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”) requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Firm’s bank subsidiaries with various Federal Reserve Banks was approximately $821 million and $1.6 billion in 2009 and 2008, respectively.
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
The principal sources of JPMorgan Chase’s income (on a parent company-only basis) are dividends and interest from JPMorgan Chase Bank, N.A., and the other banking and nonbanking subsidiaries of JPMorgan Chase. In addition to dividend restrictions set forth in statutes and regulations, the Federal Reserve, the OCC and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
At January 1, 2010 and 2009, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $3.6 billion and $17.0 billion, respectively, in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators. The capacity to pay dividends in 2010 will be supplemented by the banking subsidiaries’ earnings during the year.
In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2009 and 2008, cash in the amount of $24.0 billion and $34.8 billion, respectively, and securities with a fair value of $10.2 billion and $23.4 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers.
Note 29 – Capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and minority interest less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1, subordinated long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Total regulatory capital is subject to deductions for investments in certain subsidiaries. Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total (Tier 1 plus Tier 2) capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital to average adjusted on-balance sheet assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of December 31, 2009 and 2008, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

228	JPMorgan Chase & Co. / 2009 Annual Report

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at December 31, 2009 and 2008.

										Well-	Minimum
	JPMorgan Chase & Co.(c)				JPMorgan Chase Bank, N.A.(c)			Chase Bank USA, N.A.(c)		capitalized	capital
December 31, (in millions, except ratios)	2009		2008		2009	2008		2009	2008	ratios(f)	ratios(f)

Regulatory capital:
Tier 1	$132,971		$136,104		$96,372	$100,597		$15,534	$11,190
Total	177,073		184,720		136,646	143,832		19,198	12,901

Assets:
Risk-weighted(a)	1,198,006	(d)	1,244,659	(e)	1,011,995	1,150,938	(e)	114,693	101,472
Adjusted average(b)	1,933,767	(d)	1,966,895	(e)	1,609,081	1,705,754	(e)	74,087	87,286

Capital ratios:
Tier 1 capital	11.1	%(d)	10.9%		9.5%	8.7%		13.5%	11.0%	6.0%	4.0%
Total capital	14.8		14.8		13.5	12.5		16.7	12.7	10.0	8.0
Tier 1 leverage	6.9		6.9		6.0	5.9		21.0	12.8	5.0 (g)	3.0 (h)

(a)	Includes off-balance sheet risk-weighted assets at December 31, 2009, of $367.4 billion, $312.3 billion and $49.9 billion, and at December 31, 2008, of $357.5 billion, $330.1 billion and $18.6 billion, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively. Risk-weighted assets are calculated in accordance with U.S. federal regulatory capital standards.

(b)	Adjusted average assets, for purposes of calculating the leverage ratio, include total average assets adjusted for unrealized gains/(losses) on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(c)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(d)	On January 1, 2010 the Firm adopted new accounting standards, which required the consolidation of the Firm’s credit card securitization trusts, bank-administered asset-backed commercial paper conduits and certain mortgage and other consumer securitization VIEs. At adoption, the Firm added approximately $88 billion of U.S. GAAP assets and decreased the Tier 1 capital ratio by approximately 30 basis points. The impact to the Tier 1 capital ratio predominantly reflects the establishment of allowance for loan losses of approximately $7 billion (pretax) related to the receivables held in the credit card securitization trusts that were consolidated at the adoption date. The impact to the Tier 1 capital ratio does not include guidance issued by the banking regulators that changed the regulatory treatment for consolidated ABCP conduits, since the Firm elected the optional two-quarter implementation delay, which may be followed by a two-quarter partial (50%) implementation of the effect on risk-weighted assets and risk-based capital requirements for entities where the Firm has not provided implicit or voluntary support. As a result of the election of the implementation delay as well as certain actions taken by the Firm during the second quarter of 2009 that resulted in the regulatory capital consolidation of the Chase Issuance Trust (the Firm’s primary credit card securitization trust) which added approximately $40 billion of risk-weighted assets, the U.S. GAAP consolidation of these entities did not have a significant impact on risk-weighted assets at the adoption date.

(e)	The Federal Reserve granted the Firm, for a period of 18 months following the Bear Stearns merger, relief up to a certain specified amount, and subject to certain conditions from the Federal Reserve’s risk-based capital and leverage requirements, with respect to Bear Stearns’ risk-weighted assets and other exposures acquired. The OCC granted JPMorgan Chase Bank, N.A. similar relief from its risk-based capital and leverage requirements. The relief would have ended, by its terms, on September 30, 2009. Commencing in the second quarter of 2009, the Firm no longer adjusted its risk-based capital ratios to take into account the relief in the calculation of its risk-based capital ratios as of June 30, 2009.

(f)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

(g)	Represents requirements for banking subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(h)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4%, depending on factors specified in regulations issued by the Federal Reserve and OCC.

Note:	Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $812 million and $1.1 billion at December 31, 2009 and 2008, respectively. Additionally, the Firm had deferred tax liabilities resulting from tax-deductible goodwill of $1.7 billion and $1.6 billion at December 31, 2009 and 2008, respectively.
A reconciliation of the Firm’s total stockholders’ equity to Tier 1 capital and Total qualifying capital is presented in the following table.

December 31, (in millions)	2009	2008

Tier 1 capital
Total stockholders’ equity	$165,365	$166,884
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 capital	75	5,084
Qualifying hybrid securities and noncontrolling interests (a)	19,535	17,257
Less: Goodwill(b)	46,630	46,417
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	912	2,358
Investments in certain subsidiaries	802	679
Other intangible assets	3,660	3,667

Total Tier 1 capital	132,971	136,104

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2 capital	28,977	31,659
Qualifying allowance for credit losses	15,296	17,187
Adjustment for investments in certain subsidiaries and other	(171)	(230)

Total Tier 2 capital	44,102	48,616

Total qualifying capital	$177,073	$184,720

(a)	Primarily includes trust preferred capital debt securities of certain business trusts.

(b)	Goodwill is net of any associated deferred tax liabilities.

JPMorgan Chase & Co. / 2009 Annual Report	229

Notes to consolidated financial statements

Note 30 – Commitments and contingencies
At December 31, 2009, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes, and for energy-related tolling service agreements. Certain leases contain renewal options or escalation clauses providing for increased rental payments based on maintenance, utility and tax increases, or they require the Firm to perform restoration work on leased premises. No lease agreement imposes restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements.
The following table presents required future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2009.

Year ended December 31, (in millions)

2010	$1,652
2011	1,629
2012	1,550
2013	1,478
2014	1,379
After 2014	8,264

Total minimum payments required(a)	15,952
Less: Sublease rentals under noncancelable subleases	(1,800)

Net minimum payment required	$14,152

(a)	Lease restoration obligations are accrued in accordance with U.S. GAAP, and are not reported as a required minimum lease payment.
Total rental expense was as follows.

Year ended December 31, (in millions)	2009	2008	2007

Gross rental expense	$1,884	$1,917	$1,380
Sublease rental income	(172)	(415)	(175)

Net rental expense	$1,712	$1,502	$1,205

At December 31, 2009, assets were pledged to secure public deposits and for other purposes. The significant components of the assets pledged were as follows.

December 31, (in billions)	2009	2008

Reverse repurchase/securities borrowing agreements	$392.9	$456.6
Securities	115.6	31.0
Loans	289.0	342.3
Trading assets and other	76.8	98.0

Total assets pledged(a)	$874.3	$927.9

(a)	Total assets pledged do not include assets of consolidated VIEs. These assets are not generally used to satisfy liabilities to third parties. See Note 16 on pages 206–214 of this Annual Report for additional information on assets and liabilities of consolidated VIEs.
In 2008, the Firm resolved with the IRS issues related to compliance with reporting and withholding requirements for certain accounts transferred to The Bank of New York Mellon Corporation (“BNYM”) in connection with the Firm’s sale to BNYM of its corporate trust business. The resolution of these issues did not have a material effect on the Firm.
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
While the outcome of litigation is inherently uncertain, management believes, in light of all information known to it at December 31, 2009, the Firm’s litigation reserves were adequate at such date. Management reviews litigation reserves at least quarterly, and the reserves may be increased or decreased in the future to reflect further relevant developments. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding litigation and, with respect to such litigation, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of JPMorgan Chase stockholders.
Note 31 – Off-balance sheet lending-related financial instruments, guarantees and other commitments
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparties draw down the commitment or the Firm fulfill its obligation under the guarantee, and the counterparties subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. Further, certain commitments, predominantly related to consumer financings, are cancelable, upon notice, at the option of the Firm.
To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on pages 196–198 of this Annual Report for further discussion of the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts of off-balance sheet lending-related financial instruments and guarantees and the related allowance for credit losses on lending-related commitments at December 31, 2009 and 2008. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

230	JPMorgan Chase & Co. / 2009 Annual Report

Off-balance sheet lending-related financial instruments, guarantees and other commitments

	Contractual amount		Carrying Value(h)
December 31, (in millions)	2009	2008	2009		2008
Lending-related
Consumer:
Home equity – senior lien	$19,246	$27,998		$—		$—
Home equity – junior lien	37,231	67,745		—		—
Prime mortgage	1,654	5,079		—		—
Subprime mortgage	—	—		—		—
Option ARMs	—	—		—		—
Auto loans	5,467	4,726		7		3
Credit card	569,113	623,702		—		—
All other loans	11,229	12,257		5		22

Total consumer	643,940	741,507		12		25
Wholesale:
Other unfunded commitments to extend credit(a)	192,145	189,563		356		349
Asset purchase agreements	22,685	53,729		126		147
Standby letters of credit and financial guarantees(a)(b)(c)	91,485	95,352		919		671
Unused advised lines of credit	35,673	36,300		—		—
Other letters of credit(a)(b)	5,167	4,927		1		2

Total wholesale	347,155	379,871		1,402		1,169

Total lending-related	$991,095	$1,121,378		$1,414		$1,194

Other guarantees and commitments
Securities lending guarantees(d)	$170,777	$169,281	$	NA	$	NA
Residual value guarantees	672	670		—		—
Derivatives qualifying as guarantees(e)	87,191	83,835		762		5,418
Equity investment commitments(f)	2,374	2,424		—		—
Loan sale and securitization-related indemnifications:
Repurchase liability(g)	NA	NA		1,705		1,093
Loans sold with recourse	13,544	15,020		271		241

(a)	Represents the contractual amount net of risk participations totaling $24.6 billion and $26.4 billion for standby letters of credit and other financial guarantees at December 31, 2009 and 2008, respectively, $690 million and $1.1 billion for other letters of credit at December 31, 2009 and 2008, respectively, and $643 million and $789 million for other unfunded commitments to extend credit at December 31, 2009 and 2008, respectively. In regulatory filings with the Federal Reserve Board these commitments are shown gross of risk participations.

(b)	JPMorgan Chase held collateral relating to $31.5 billion and $31.0 billion of standby letters of credit and $1.3 billion and $1.0 billion of other letters of credit at December 31, 2009 and 2008, respectively.

(c)	Includes unissued standby letter of credit commitments of $38.4 billion and $39.5 billion at December 31, 2009 and 2008, respectively.

(d)	Collateral held by the Firm in support of securities lending indemnification agreements was $173.2 billion and $170.1 billion at December 31, 2009 and 2008, respectively. Securities lending collateral comprises primarily cash, and securities issued by governments that are members of the Organization for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(e)	Represents notional amounts of derivatives qualifying as guarantees. The carrying value at December 31, 2009 and 2008, reflects derivative payables of $981 million and $5.6 billion, respectively, less derivative receivables of $219 million and $184 million, respectively.

(f)	Includes unfunded commitments to third-party private equity funds of $1.5 billion and $1.4 billion at December 31, 2009 and 2008, respectively. Also includes unfunded commitments for other equity investments of $897 million and $1.0 billion at December 31, 2009 and 2008, respectively. These commitments include $1.5 billion at December 31, 2009, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 148-165 of this Annual Report.

(g)	Indemnifications for breaches of representations and warranties in loan sale and securitization agreements. For additional information, see Loan sale and securitization-related indemnifications on page 233 of this Note.

(h)	For lending-related products the carrying value represents the allowance for lending-related commitments and the fair value of the guarantee liability, for derivative-related products the carrying value represents the fair value, and for all other products the carrying value represents the valuation reserve.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit include commitments to U.S. domestic states and municipalities, hospitals and other not-for-profit entities to provide funding for periodic tenders of their variable-rate demand bond obligations or commercial paper. Performance by the Firm is required in the event that the variable-rate demand bonds or commercial paper cannot be remarketed to new investors. The amount of commitments related to variable-rate demand bonds and commercial paper of U.S. domestic states and municipalities, hospitals and not-for-profit entities was $23.3 billion and $23.5 billion at December 31, 2009 and 2008, respectively. Similar commitments exist to extend credit in the form of liquidity facility agreements with nonconsolidated municipal bond VIEs. For further information, see Note 16 on pages 206-214 of this Annual Report.
Also included in other unfunded commitments to extend credit are commitments to investment- and noninvestment-grade counterparties in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. The amounts of commitments related to leveraged acquisitions at December 31, 2009 and 2008, were $2.9 billion and $3.6 billion, respectively. For further information, see Note 3 and Note 4 on pages 148-165 and 165-167 respectively, of this Annual Report.
Guarantees
The Firm considers the following off-balance sheet lending-related arrangements to be guarantees under U.S. GAAP: certain asset

JPMorgan Chase & Co. / 2009 Annual Report	231

Notes to consolidated financial statements

purchase agreements, standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. The amount of the liability related to guarantees recorded at December 31, 2009 and 2008, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was $475 million and $535 million, respectively.
Asset purchase agreements
Asset purchase agreements are principally used as a mechanism to provide liquidity to SPEs, predominantly multi-seller conduits, as described in Note 16 on pages 206–214 of this Annual Report.
The carrying value of asset purchase agreements was $126 million and $147 million at December 31, 2009 and 2008, respectively, which was classified in accounts payable and other liabilities on the Consolidated Balance Sheets; the carrying values include $18 million and $9 million, respectively, for the allowance for lending-related commitments, and $108 million and $138 million, respectively, for the fair value of the guarantee liability.
Standby letters of credit
Standby letters of credit (“SBLC”) and financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $920 million and $673 million at December 31, 2009 and 2008, respectively, which was classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values include $553 million and $276 million, respectively, for the allowance for lending-related commitments, and $367 million and $397 million, respectively, for the fair value of the guarantee liability.

The following table summarizes the type of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers as of December 31, 2009 and 2008. The ratings scale represents the current status of the payment or performance risk of the guarantee, and is based on the Firm’s internal risk ratings, which generally correspond to ratings defined by S&P and Moody’s.

	2009		2008
	Standby letters		Standby letters
	of credit and other	Other letters	of credit and other	Other letters
December 31, (in millions)	financial guarantees	of credit	financial guarantees	of credit(d)

Investment-grade(a)	$66,786	$3,861	$73,394	$3,772
Noninvestment-grade(a)	24,699	1,306	21,958	1,155

Total contractual amount(b)	$91,485 (c)	$5,167	$95,352 (c)	$4,927

Allowance for lending-related commitments	$552	$1	$274	$2
Commitments with collateral	31,454	1,315	30,972	1,000

(a)	Ratings scale is based on the Firm’s internal ratings which generally correspond to ratings defined by S&P and Moody’s.

(b)	Represents the contractual amount net of risk participations totaling $24.6 billion and $26.4 billion for standby letters of credit and other financial guarantees at December 31, 2009 and 2008, respectively, and $690 million and $1.1 billion for other letters of credit at December 31, 2009 and 2008, respectively. In regulatory filings with the Federal Reserve Board these commitments are shown gross of risk participations.

(c)	Includes unissued standby letters of credit commitments of $38.4 billion and $39.5 billion at December 31, 2009 and 2008, respectively.

(d)	The investment-grade and noninvestment-grade amounts have been revised from previous disclosures.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that meet the characteristics of a guarantee under U.S. GAAP. These contracts include written put options that require the Firm to purchase assets upon exercise by the option holder at a specified price by a specified date in the future. The Firm may enter into written put option contracts in order to meet client needs, or for trading purposes. The terms of written put options are typically five years or less. Derivative guarantees also include contracts such as stable value derivatives that require the Firm to make a payment of the difference between the market value and the book value of a counterparty’s reference portfolio of assets in the event that market value is less than book value and certain other conditions have been met. Stable value derivatives, commonly referred to as “stable value wraps”, are transacted in order to allow investors to realize investment returns with less volatility than an unprotected portfolio and are typically longer-term or may have no stated maturity, but allow the Firm to terminate the contract under certain conditions.
Derivative guarantees are recorded on the Consolidated Balance Sheets at fair value in trading assets and trading liabilities. The total notional value of the derivatives that the Firm deems to be guarantees was $87.2 billion and $83.8 billion at December 31, 2009 and 2008, respectively. The notional value generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees, although exposure to certain stable value derivatives is contractually limited to a substantially lower percentage of the notional value. The fair value of the contracts reflects the probability of whether the Firm will be required to perform under the contract. The fair value related to derivative guarantees were derivative receivables of $219 million and $184 million and derivative payables of $981 million and $5.6 billion at December 31, 2009 and 2008, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 167-175 of this Annual Report.
Securities lending indemnification
Through the Firm’s securities lending program, customers’ securities, via custodial and non-custodial arrangements, may be lent to

232	JPMorgan Chase & Co. / 2009 Annual Report

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
Indemnification agreements – general
In connection with issuing securities to investors, the Firm may enter into contractual arrangements with third parties that require the Firm to make a payment to them in the event of a change in tax law or an adverse interpretation of tax law. In certain cases, the contract also may include a termination clause, which would allow the Firm to settle the contract at its fair value in lieu of making a payment under the indemnification clause. The Firm may also enter into indemnification clauses in connection with the licensing of software to clients (“software licensees”) or when it sells a business or assets to a third party (“third-party purchasers”), pursuant to which it indemnifies software licensees for claims of liability or damages that may occur subsequent to the licensing of the software, or third-party purchasers for losses they may incur due to actions taken by the Firm prior to the sale of the business or assets. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements, since this would require an assessment of future changes in tax law and future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.
Loan sale and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
As part of the Firm’s loan sale and securitization activities, as described in Note 13 and Note 15 on pages 192–196 and 198–205, respectively, of this Annual Report, the Firm generally makes representations and warranties in its loan sale and securitization agreements that the loans sold meet certain requirements. These agreements may require the Firm (including in its roles as a servicer) to repurchase the loans and/or indemnify the purchaser of the loans against losses due to any breaches of such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches under these representations and warranties would be equal to the unpaid principal balance of such loans held by purchasers, including securitization-related SPEs, that are deemed to have defects plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense.
At December 31, 2009 and 2008, the Firm had recorded repurchase liabilities of $1.7 billion and $1.1 billion, respectively. The repurchase liabilities are intended to reflect the likelihood that JPMorgan Chase will have to perform under these representations and warranties and is based on information available at the reporting date. The estimate incorporates both presented demands and probable future demands and is the product of an estimated cure rate, an estimated loss severity and an estimated recovery rate from third parties, where applicable. The liabilities have been reported net of probable recoveries from third-parties and predominately as a reduction of mortgage fees and related income. During 2009, the Firm settled certain current and future claims for certain loans originated and sold by Washington Mutual Bank.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At December 31, 2009 and 2008, the unpaid principal balance of loans sold with recourse totaled $13.5 billion and $15.0 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under this guarantee, was $271 million and $241 million at December 31, 2009 and 2008, respectively.
Credit card charge-backs
Prior to November 1, 2008, the Firm was a partner with one of the leading companies in electronic payment services in a joint venture operating under the name of Chase Paymentech Solutions, LLC (the “joint venture”). The joint venture was formed in October 2005, as a result of an agreement by the Firm and First Data Corporation, its joint venture partner, to integrate the companies’ jointly owned Chase Merchant Services and Paymentech merchant businesses. The joint venture provided merchant processing services in the United States and Canada. The dissolution of the joint venture was completed on November 1, 2008, and JPMorgan Chase retained approximately 51% of the business under the Chase Paymentech name.
Under the rules of Visa USA, Inc., and MasterCard International, JPMorgan Chase Bank, N.A., is liable primarily for the amount of each processed credit card sales transaction that is the subject of a dispute between a cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, Chase Paymentech will (through the cardmember’s issuing bank) credit or refund the amount to the cardmember and will charge back the transaction to the merchant. If Chase Paymentech is unable to collect the amount from the merchant, Chase Paymentech will bear the loss for the amount credited or refunded to the cardmember. Chase Paymentech mitigates this risk by withholding future settlements, retaining cash reserve accounts or by obtaining other security. However, in the unlikely event that: (1) a merchant ceases operations and is unable to deliver products, services or a refund; (2) Chase Paymentech does not have sufficient collateral from the merchant to provide customer refunds; and (3) Chase Paymentech does not have sufficient financial resources to provide customer refunds, JPMorgan Chase Bank, N.A., would be liable for the amount of the

JPMorgan Chase & Co. / 2009 Annual Report	233

Notes to consolidated financial statements

transaction. For the year ended December 31, 2009, Chase Paymentech incurred aggregate credit losses of $11 million on $409.7 billion of aggregate volume processed, and at December 31, 2009, it held $213 million of collateral. For the year ended December 31, 2008, Chase Paymentech incurred aggregate credit losses of $13 million on $713.9 billion of aggregate volume processed, and at December 31, 2008, it held $222 million of collateral. The Firm believes that, based on historical experience and the collateral held by Chase Paymentech, the fair value of the Firm’s charge back-related obligations, which are representative of the payment or performance risk to the Firm is immaterial.
Credit card association, exchange and clearinghouse guarantees
The Firm holds an equity interest in VISA Inc. During October 2007, certain VISA-related entities completed a series of restructuring transactions to combine their operations, including VISA USA, under one holding company, VISA Inc. Upon the restructuring, the Firm’s membership interest in VISA USA was converted into an equity interest in VISA Inc. VISA Inc. sold shares via an initial public offering and used a portion of the proceeds from the offering to redeem a portion of the Firm’s equity interest in Visa Inc. Prior to the restructuring, VISA USA’s by-laws obligated the Firm upon demand by VISA USA to indemnify VISA USA for, among other things, litigation obligations of Visa USA. The accounting for that guarantee was not subject to initial recognition at fair value. Upon the restructuring event, the Firm’s obligation to indemnify Visa Inc. was limited to certain identified litigations. Such a limitation is deemed a modification of the indemnity by-law and, accordingly, became subject to initial recognition at fair value. The value of the litigation guarantee has been recorded in the Firm’s financial statements based on its then fair value; the net amount recorded (within other liabilities) did not have a material adverse effect on the Firm’s financial statements. In addition to Visa, the Firm is a member of other associations, including several securities and futures exchanges and clearinghouses, both in the United States and other countries. Membership in some of these organizations requires the Firm to pay a pro rata share of the losses incurred by the organization as a result of the default of another member. Such obligations vary with different organizations. These obligations may be limited to members who dealt with the defaulting member or to the amount (or a multiple of the amount) of the Firm’s contribution to a member’s guarantee fund, or, in a few cases, the obligation may be unlimited. It is difficult to estimate the Firm’s maximum exposure under these membership agreements, since this would require an assessment of future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.
Residual value guarantee
In connection with the Bear Stearns merger, the Firm succeeded to an operating lease arrangement for the building located at 383 Madison Avenue in New York City (the “Synthetic Lease”). Under the terms of the Synthetic Lease, the Firm is obligated to make periodic payments based on the lessor’s underlying interest costs. The Synthetic Lease expires on November 1, 2010. Under the terms of the Synthetic Lease, the Firm has the right to purchase the building for the amount of the then outstanding indebtedness of the lessor, or to arrange for the sale of the building, with the proceeds of the sale to be used to satisfy the lessor’s debt obligation. If the sale does not generate sufficient proceeds to satisfy the lessor’s debt obligation, the Firm is required to fund the shortfall, up to a maximum residual value guarantee. As of December 31, 2009, there was no expected shortfall and the maximum residual value guarantee was approximately $670 million.
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
In the Firm’s wholesale portfolio, risk concentrations are evaluated primarily by industry and geographic region, and monitored regularly on both an aggregate portfolio level and on an individual customer basis. Management of the Firm’s wholesale exposure is accomplished through loan syndication and participation, loan sales, securitizations, credit derivatives, use of master netting agreements, and collateral and other risk-reduction techniques. In the consumer portfolio, concentrations are evaluated primarily by product and by U.S. geographic region, with a key focus on trends and concentrations at the portfolio level, where potential risk concentrations can be remedied through changes in underwriting policies and portfolio guidelines.
The Firm does not believe that its exposure to any particular loan product (e.g., option ARMs), portfolio segment (e.g., commercial real estate) or its exposure to residential real estate loans with high loan-to-value ratios results in a significant concentration of credit risk. Terms of loan products and collateral coverage are included in the Firm’s assessment when extending credit and establishing its allowance for loan losses.
For further information regarding on-balance sheet credit concentrations by major product and geography, see Note 13 on pages 192-196 of this Annual Report. For information regarding concentrations of off-balance sheet lending-related financial instruments by major product, see Note 31 on pages 230-234 of this Annual Report.

234	JPMorgan Chase & Co. / 2009 Annual Report

The table below presents both on-balance sheet and off-balance sheet wholesale- and consumer-related credit exposure as of December 31, 2009 and 2008.

	2009				2008
		On-balance sheet				On-balance sheet
	Credit			Off-balance	Credit			Off-balance
December 31, (in millions)	exposure	Loans	Derivatives	sheet(d)	exposure	Loans	Derivatives	sheet(d)

Wholesale-related(a):
Real estate	$68,509	$57,195	$1,112	$10,202	$80,284	$64,510	$2,021	$13,753
Banks and finance companies	54,053	14,396	17,957	21,700	75,577	19,055	33,457	23,065
Healthcare	35,605	4,992	1,917	28,696	38,032	7,004	3,723	27,305
State and municipal governments	34,726	5,687	4,979	24,060	36,772	5,882	10,191	20,699
Utilities	27,178	5,451	3,073	18,654	34,246	9,184	4,664	20,398
Consumer products	27,004	7,880	1,094	18,030	29,766	10,081	2,225	17,460
Asset managers	24,920	5,930	6,640	12,350	49,256	9,640	18,806	20,810
Oil and gas	23,322	5,895	2,309	15,118	24,746	8,796	2,220	13,730
Retail & consumer services	20,673	5,611	769	14,293	23,223	7,597	1,537	14,089
Holding companies	16,018	4,360	1,042	10,616	14,466	6,247	2,846	5,373
Technology	14,169	3,802	1,409	8,958	17,025	4,965	1,340	10,720
Insurance	13,421	1,292	2,511	9,618	17,744	1,942	5,494	10,308
Machinery and equipment manufacturing	12,759	3,189	456	9,114	14,501	4,642	943	8,916
Metals/mining	12,547	3,410	1,158	7,979	14,980	6,470	1,991	6,519
Media	12,379	4,173	329	7,877	13,177	6,486	480	6,211
Telecom services	11,265	2,042	1,273	7,950	13,237	3,828	1,298	8,111
Securities firms and exchanges	10,832	3,457	4,796	2,579	25,590	6,360	14,111	5,119
Business services	10,667	3,627	397	6,643	11,247	3,677	757	6,813
Building materials/construction	10,448	3,252	281	6,915	12,065	4,625	613	6,827
Chemicals/plastics	9,870	2,719	392	6,759	11,719	3,745	1,201	6,773
Transportation	9,749	3,141	1,238	5,370	10,253	3,904	1,651	4,698
Central government	9,557	1,703	5,501	2,353	14,441	545	9,773	4,123
Automotive	9,357	2,510	357	6,490	11,448	3,746	1,111	6,591
Leisure	6,822	2,718	353	3,751	8,158	4,051	659	3,448
Agriculture/paper manufacturing	5,801	1,928	251	3,622	6,920	2,593	653	3,674
All other	135,791	39,717	18,616	77,458	181,713	38,514	38,861	104,338
Loans held-for-sale and loans at fair value	4,098	4,098	—	—	13,955	13,955	—	—
Receivables from customers(b)	15,745	—	—	—	16,141	—	—	—
Interests in purchased receivables	2,927	—	—	—	—	—	—	—

Total wholesale-related	650,212	204,175	80,210	347,155	820,682	262,044	162,626	379,871
Consumer-related excluding purchased credit-impaired loans:
Home equity – senior lien	46,622	27,376	—	19,246	57,791	29,793	—	27,998
Home equity – junior lien	111,280	74,049	—	37,231	152,287	84,542	—	67,745
Prime mortgage	68,546	66,892	—	1,654	77,345	72,266	—	5,079
Subprime mortgage	12,526	12,526	—	—	15,330	15,330	—	—
Option ARMs	8,536	8,536	—	—	9,018	9,018	—	—
Auto loans	51,498	46,031	—	5,467	47,329	42,603	—	4,726
Credit card – reported(c)	647,899	78,786	—	569,113	728,448	104,746	—	623,702
All other loans	42,929	31,700	—	11,229	45,972	33,715	—	12,257
Loans held-for-sale	2,142	2,142	—	—	2,028	2,028	—	—

Total consumer-related excluding purchased credit-impaired loans	991,978	348,038	—	643,940	1,135,548	394,041	—	741,507

Consumer-related purchased credit-impaired loans
Home equity	26,520	26,520	—	—	28,555	28,555	—	—
Prime mortgage	19,693	19,693	—	—	21,855	21,855	—	—
Subprime mortgage	5,993	5,993	—	—	6,760	6,760	—	—
Option ARMs	29,039	29,039	—	—	31,643	31,643	—	—

Total consumer-related purchased credit-impaired loans	81,245	81,245	—	—	88,813	88,813	—	—

Total consumer	1,073,223	429,283	—	643,940	1,224,361	482,854	—	741,507

Total exposure	$1,723,435	$633,458	$80,210	$991,095	$2,045,043	$744,898	$162,626	$1,121,378

(a)	During the fourth quarter of 2009, certain industry classifications were modified to better reflect risk correlations and enhance the Firm’s management of industry risk. Prior periods have been revised to reflect the current presentation.
(b)	Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.
(c)	Excludes $84.6 billion and $85.6 billion of securitized credit card receivables at December 31, 2009 and 2008, respectively.
(d)	Represents lending-related financial instruments.

JPMorgan Chase & Co. / 2009 Annual Report	235

Notes to consolidated financial statements

Note 33 – International operations
The following table presents income statement—related information for JPMorgan Chase by major international geographic area. The Firm defines international activities as business transactions that involve customers residing outside of the U.S., and the information presented below is based primarily upon the domicile of the customer, the location from which the customer relationship is managed or the location of the trading desk. However, many of the Firm’s U.S. operations serve international businesses.
As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. These estimates and assumptions are consistent with the allocations used for the Firm’s segment reporting as set forth in Note 34 on pages 237–239 of this Annual Report.
The Firm’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the United States.

			Income before income
			tax expense/(benefit)
Year ended December 31, (in millions)	Revenue(a)	Expense(b)	and extraordinary gain	Net income

2009
Europe/Middle East and Africa	$16,915	$8,610	$8,290	$5,485
Asia and Pacific	5,088	3,438	1,646	1,119
Latin America and the Caribbean	1,982	1,112	861	513
Other	659	499	160	105

Total international	24,644	13,659	10,957	7,222
Total U.S.	75,790	70,708	5,110	4,506

Total	$100,434	$84,367	$16,067	$11,728

2008
Europe/Middle East and Africa	$11,449	$8,403	$3,046	$2,483
Asia and Pacific	4,097	3,580	517	672
Latin America and the Caribbean	1,353	903	450	274
Other	499	410	89	21

Total international	17,398	13,296	4,102	3,450
Total U.S.	49,854	51,183	(1,329)	2,155

Total	$67,252	$64,479	$2,773	$5,605

2007
Europe/Middle East and Africa	$12,070	$8,445	$3,625	$2,585
Asia and Pacific	4,730	3,117	1,613	945
Latin America and the Caribbean	2,028	975	1,053	630
Other	407	289	118	79

Total international	19,235	12,826	6,409	4,239
Total U.S.	52,137	35,741	16,396	11,126

Total	$71,372	$48,567	$22,805	$15,365

(a)	Revenue is composed of net interest income and noninterest revenue.
(b)	Expense is composed of noninterest expense and the provision for credit losses.

236	JPMorgan Chase & Co. / 2009 Annual Report

Note 34 – Business segments
The Firm is managed on a line-of-business basis. There are six major reportable business segments – Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 50–52 of this Annual Report. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on pages 53–54 of this Annual Report.
The following is a description of each of the Firm’s business segments:
Investment Bank
J.P. Morgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The clients of the Investment Bank (“IB”) are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, prime brokerage, and research. IB also commits the Firm’s own capital to principal investing and trading activities on a limited basis.
Retail Financial Services
Retail Financial Services (“RFS”), which includes the Retail Banking and Consumer Lending businesses, serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,100 bank branches (third-largest nationally) and 15,400 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 23,900 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through 15,700 auto dealerships and nearly 2,100 schools and universities nationwide.
Card Services
Card Services is one of the nation’s largest credit card issuers, with more than 145 million credit cards in circulation and over $163 billion in managed loans. Customers used Chase cards to meet more than $328 billion of their spending needs in 2009.
Chase continues to innovate, despite a very difficult business environment, launching new products and services such as Blueprint, Ultimate Rewards, Chase Sapphire and Ink from Chase, and earning a market leadership position in building loyalty and rewards programs. Through its merchant acquiring business, Chase Paymentech Solutions, Chase is one of the leading processors of credit-card payments.
Commercial Banking
Commercial Banking serves nearly 25,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and more than 30,000 real estate investors/owners. Delivering extensive industry knowledge, local expertise and dedicated service, CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
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
Asset Management
AM, with assets under supervision of $1.7 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including money market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
Corporate/Private Equity
The Corporate/Private Equity sector comprises Private Equity, Treasury, the Chief Investment Office, corporate staff units and expense that is centrally managed. Treasury and the Chief Investment Office manage capital, liquidity, interest rate and foreign exchange risk and the investment portfolio for the Firm. The corporate staff units include Central Technology and Operations, Internal Audit, Executive Office, Finance, Human Resources, Marketing & Communications, Legal & Compliance, Corporate Real Estate and General Services, Risk Management, Corporate Responsibility and Strategy & Development. Other centrally managed expense includes the Firm’s occupancy and pension-related expense, net of allocations to the business.
Line of business equity increased during the second quarter of 2008 in IB and AM due to the Bear Stearns merger and for AM, the purchase of the additional equity interest in Highbridge. At the end of the third quarter of 2008, equity was increased for each line of business with a view toward the future implementation of the new Basel II capital rules. In addition, equity allocated to RFS, CS and CB was increased as a result of the Washington Mutual transaction.

JPMorgan Chase & Co. / 2009 Annual Report	237

Notes to consolidated financial statements
Segment results
The following table provides a summary of the Firm’s segment results for 2009, 2008 and 2007 on a managed basis. The impacts of credit card securitizations and tax-equivalent adjustments have been included in Reconciling items so that the total Firm results are on a reported basis.
Segment results and reconciliation(a) (table continued on next page)

Year ended December 31,	Investment Bank			Retail Financial Services			Card Services			Commercial Banking
(in millions, except ratios)	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007

Noninterest revenue	$18,522	$2,051	$14,215	$12,200	$9,355	$6,779	$2,920	$2,719	$3,046	$1,817	$1,481	$1,263
Net interest income	9,587	10,284	4,076	20,492	14,165	10,526	17,384	13,755	12,189	3,903	3,296	2,840

Total net revenue	28,109	12,335	18,291	32,692	23,520	17,305	20,304	16,474	15,235	5,720	4,777	4,103
Provision for credit losses	2,279	2,015	654	15,940	9,905	2,610	18,462	10,059	5,711	1,454	464	279
Credit reimbursement (to)/from TSS(b)	—	—	—	—	—	—	—	—	—	—	—	—

Noninterest expense(c)	15,401	13,844	13,074	16,748	12,077	9,905	5,381	5,140	4,914	2,176	1,946	1,958

Income/(loss) before income tax expense/(benefit) and extraordinary gain	10,429	(3,524)	4,563	4	1,538	4,790	(3,539)	1,275	4,610	2,090	2,367	1,866
Income tax expense/(benefit)	3,530	(2,349)	1,424	(93)	658	1,865	(1,314)	495	1,691	819	928	732

Income/(loss) before extraordinary gain	6,899	(1,175)	3,139	97	880	2,925	(2,225)	780	2,919	1,271	1,439	1,134
Extraordinary gain(d)	—	—	—	—	—	—	—	—	—	—	—	—

Net income/(loss)	$6,899	$(1,175)	$3,139	$97	$880	$2,925	$(2,225)	$780	$2,919	$1,271	$1,439	$1,134

Average common equity	$33,000	$26,098	$21,000	$25,000	$19,011	$16,000	$15,000	$14,326	$14,100	$8,000	$7,251	$6,502
Average assets	699,039	832,729	700,565	407,497	304,442	241,112	192,749	173,711	155,957	135,408	114,299	87,140
Return on average equity	21%	(5)%	15%	—%	5%	18%	(15)%	5%	21%	16%	20%	17%
Overhead ratio	55	112	71	51	51	57	27	31	32	38	41	48

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s lines of business results on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.
(b)	In the second quarter of 2009, IB began reporting credit reimbursement from TSS as a component of total net revenue, whereas TSS continues to report its credit reimbursement to IB as a separate line item on its income statement (not part of net revenue). Reconciling items include an adjustment to offset IB’s inclusion of the credit reimbursement in total net revenue. Prior periods have been revised for IB and Reconciling items to reflect this presentation.
(c)	Includes merger costs, which are reported in the Corporate/Private Equity segment. Merger costs attributed to the business segments for 2009, 2008 and 2007 were as follows.

Year ended December 31, (in millions)	2009	2008	2007

Investment Bank	$27	$183	$(2)
Retail Financial Services	228	90	14
Card Services	40	20	(1)
Commercial Banking	6	4	(1)
Treasury & Securities Services	11	—	121
Asset Management	6	3	20
Corporate/Private Equity	163	132	58

(d)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual from the FDIC for $1.9 billion. The fair value of the net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with U.S. GAAP for business combinations, nonfinancial assets that are not held-for-sale, such as premises and equipment and other intangibles, acquired in the Washington Mutual transaction were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain.
(e)	Included a $1.5 billion charge to conform Washington Mutual’s loan loss reserve to JPMorgan Chase’s allowance methodology.

238	JPMorgan Chase & Co. / 2009 Annual Report

(table continued from previous page)

Treasury &			Asset							Reconciling
Securities Services			Management			Corporate/Private Equity				items(g)(h)			Total
2009	2008	2007	2009	2008	2007	2009	2008		2007	2009	2008	2007	2009	2008		2007

$4,747	$5,196	$4,681	$6,372	$6,066	$7,475	$2,771	$(278)		$5,056	$(67)	$1,883	$2,451	$49,282	$28,473		$44,966
2,597	2,938	2,264	1,593	1,518	1,160	3,863	347		(637)	(8,267)	(7,524)	(6,012)	51,152	38,779		26,406

7,344	8,134	6,945	7,965	7,584	8,635	6,634	69		4,419	(8,334)	(5,641)	(3,561)	100,434	67,252		71,372
55	82	19	188	85	(18)	80	1,981	(e)(f)	(11)	(6,443)	(3,612)	(2,380)	32,015	20,979		6,864
(121)	(121)	(121)	—	—	—	—	—		—	121	121	121	—	—		—

5,278	5,223	4,580	5,473	5,298	5,515	1,895	(28)		1,757	—	—	—	52,352	43,500		41,703

1,890	2,708	2,225	2,304	2,201	3,138	4,659	(1,884)		2,673	(1,770)	(1,908)	(1,060)	16,067	2,773		22,805
664	941	828	874	844	1,172	1,705	(535)		788	(1,770)	(1,908)	(1,060)	4,415	(926)		7,440

1,226	1,767	1,397	1,430	1,357	1,966	2,954	(1,349)		1,885	—	—	—	11,652	3,699		15,365
—	—	—	—	—	—	76	1,906		—	—	—	—	76	1,906		—

$1,226	$1,767	$1,397	$1,430	$1,357	$1,966	$3,030	$557		$1,885	$—	$—	$—	$11,728	$5,605		$15,365

$5,000	$3,751	$3,000	$7,000	$5,645	$3,876	$52,903	$53,034		$54,245	$—	$—	$—	$145,903	$129,116		$118,723
35,963	54,563	53,350	60,249	65,550	51,882	$575,529	323,227		231,818	(82,233)	(76,904)	(66,780)	2,024,201	1,791,617		1,455,044
25%	47%	47%	20%	24%	51%	NM	NM		NM	NM	NM	NM	6%	4	%(i)	13%
72	64	66	69	70	64	NM	NM		NM	NM	NM	NM	52	65		58

(f)	In November 2008, the Firm transferred $5.8 billion of higher quality credit card loans from the legacy Chase portfolio to a securitization trust previously established by Washington Mutual (“the Trust”). As a result of converting higher credit quality Chase-originated on-book receivables to the Trust’s seller’s interest which has a higher overall loss rate reflective of the total assets within the Trust, approximately $400 million of incremental provision for credit losses was recorded during the fourth quarter of 2008. This incremental provision for credit losses was recorded in the Corporate/Private Equity segment as the action related to the acquisition of Washington Mutual’s banking operations. For further discussion of credit card securitizations, see Note 15 on page 200 of this Annual Report.
(g)	Managed results for credit card exclude the impact of credit card securitizations on total net revenue, provision for credit losses and average assets, as JPMorgan Chase treats the sold receivables as if they were still on the balance sheet in evaluating the credit performance of the entire managed credit card portfolio as operations are funded, and decisions are made about allocating resources such as employees and capital, based on managed information. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

Year ended December 31, (in millions)	2009	2008	2007

Noninterest revenue	$(1,494)	$(3,333)	$(3,255)
Net interest income	7,937	6,945	5,635
Provision for credit losses	6,443	3,612	2,380
Average assets	82,233	76,904	66,780

(h)	Segment managed results reflect revenue on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense/(benefit). The adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the years ended December 31, 2009, 2008 and 2007 were as follows.

Year ended December 31, (in millions)	2009	2008	2007

Noninterest revenue	$1,440	$1,329	$683
Net interest income	330	579	377
Income tax expense	1,770	1,908	1,060

(i)	Ratio is based on net income.

JPMorgan Chase & Co. / 2009 Annual Report	239

Notes to consolidated financial statements

Note 35 – Parent company
Parent company – statements of income

Year ended December 31, (in millions)	2009	2008	2007

Income
Dividends from subsidiaries:
Bank and bank holding company	$15,235	$3,085	$5,834
Nonbank(a)	1,036	1,687	2,463
Interest income from subsidiaries	1,501	4,539	5,082
Other interest income	266	212	263
Other income from subsidiaries, primarily fees:
Bank and bank holding company	233	244	182
Nonbank	742	95	960
Other income/(loss)	844	(1,038)	(131)

Total income	19,857	8,824	14,653

Expense
Interest expense to subsidiaries(a)	1,118	1,302	1,239
Other interest expense	4,696	6,879	6,427
Compensation expense	574	43	125
Other noninterest expense	414	732	329

Total expense	6,802	8,956	8,120

Income/(loss) before income tax benefit and undistributed net income of subsidiaries	13,055	(132)	6,533
Income tax benefit	1,269	2,582	589
Equity in undistributed net income of subsidiaries	(2,596)	3,155	8,243

Net income	$11,728	$5,605	$15,365

Parent company balance sheets
December 31, (in millions)	2009	2008

Assets
Cash and due from banks	$102	$35
Deposits with banking subsidiaries	87,893	60,551
Trading assets	14,808	12,487
Available-for-sale securities	2,647	1,587
Loans	1,316	1,525
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	54,152	33,293
Nonbank	81,365	131,032
Investments (at equity) in subsidiaries:
Bank and bank holding company	157,412	153,140
Nonbank(a)	32,547	27,968
Goodwill and other intangibles	1,104	1,616
Other assets	14,793	12,934

Total assets	$448,139	$436,168

Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries(a)	$39,532	$44,467
Other borrowed funds, primarily commercial paper	41,454	39,560
Other liabilities	8,035	9,363
Long-term debt(b)	193,753	175,894

Total liabilities	282,774	269,284
Total stockholders’ equity	165,365	166,884

Total liabilities and stockholders’ equity	$448,139	$436,168

Parent company statements of cash flows
Year ended December 31, (in millions)	2009	2008	2007

Operating activities
Net income	$11,728	$5,605	$15,365
Less: Net income of subsidiaries(a)	13,675	7,927	16,540

Parent company net loss	(1,947)	(2,322)	(1,175)
Add: Cash dividends from subsidiaries(a)	16,054	4,648	8,061
Other, net	1,852	1,920	3,496

Net cash provided by operating activities	15,959	4,246	10,382

Investing activities
Net change in:
Deposits with banking subsidiaries	(27,342)	(7,579)	(34,213)
Available-for-sale securities:
Purchases	(1,454)	(1,475)	(104)
Proceeds from sales and maturities	522	—	318
Loans, net	209	(102)	(452)
Advances to subsidiaries, net	28,808	(82,725)	(24,553)
Investments (at equity) in subsidiaries, net(a)	(6,582)	(26,212)	(4,135)

Net cash used in investing activities	(5,839)	(118,093)	(63,139)

Financing activities
Net change in borrowings from subsidiaries(a)	(4,935)	20,529	4,755
Net change in other borrowed funds	1,894	(12,880)	31,429
Proceeds from the issuance of long-term debt	32,304	50,013	38,986
Proceeds from the assumption of subsidiaries long-term debt(c)	15,264	39,778	—
Repayments of long-term debt	(31,964)	(22,972)	(11,662)
Proceeds from issuance of common stock	5,756	11,500	—
Excess tax benefits related to stock-based compensation	17	148	365
Proceeds from issuance of preferred stock and Warrant to the U.S. Treasury	—	25,000	—
Proceeds from issuance of preferred stock(d)	—	8,098	—
Redemption of preferred stock issued to the U.S. Treasury	(25,000)	—	—
Repurchases of treasury stock	—	—	(8,178)
Dividends paid	(3,422)	(5,911)	(5,051)
All other financing activities, net	33	469	1,467

Net cash provided by financing activities	(10,053)	113,772	52,111

Net increase/(decrease) in cash and due from banks	67	(75)	(646)
Cash and due from banks at the beginning of the year, primarily with bank subsidiaries	35	110	756

Cash and due from banks at the end of the year, primarily with bank subsidiaries	$102	$35	$110

Cash interest paid	$5,629	$7,485	$7,470
Cash income taxes paid	3,124	156	5,074

(a)	Subsidiaries include trusts that issued guaranteed capital debt securities (“issuer trusts”). The Parent received dividends of $14 million, $15 million and $18 million from the issuer trusts in 2009, 2008 and 2007, respectively. For further discussion on these issuer trusts, see Note 22 on page 221 of this Annual Report.
(b)	At December 31, 2009, long-term debt that contractually matures in 2010 through 2014 totaled $30.2 billion, $38.3 billion, $41.7 billion, $15.1 billion and $19.2 billion, respectively.
(c)	Represents the assumption of Bear Stearns long-term debt by JPMorgan Chase & Co.
(d)	2008 included the conversion of Bear Stearns’ preferred stock into JPMorgan Chase preferred stock.

240	JPMorgan Chase & Co. / 2009 Annual Report

Supplementary information
Selected quarterly financial data (unaudited)

As of or for the period ended	2009				2008
(in millions, except per-share, ratio and headcount data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Selected income statement data
Noninterest revenue	$10,786	$13,885	$12,953	$11,658	$3,394	$5,743	$10,105	$9,231
Net interest income	12,378	12,737	12,670	13,367	13,832	8,994	8,294	7,659

Total net revenue	23,164	26,622	25,623	25,025	17,226	14,737	18,399	16,890
Total noninterest expense	12,004	13,455	13,520	13,373	11,255	11,137	12,177	8,931

Pre-provision profit(a)	11,160	13,167	12,103	11,652	5,971	3,600	6,222	7,959
Provision for credit losses	7,284	8,104	8,031	8,596	7,755	3,811	3,455	4,424
Provision for credit losses – accounting conformity(b)	—	—	—	—	(442)	1,976	—	—

Income/(loss) before income tax expense/(benefit) and extraordinary gain	3,876	5,063	4,072	3,056	(1,342)	(2,187)	2,767	3,535
Income tax expense/(benefit)	598	1,551	1,351	915	(719)	(2,133)	764	1,162

Income/(loss) before extraordinary gain	3,278	3,512	2,721	2,141	(623)	(54)	2,003	2,373
Extraordinary gain(c)	—	76	—	—	1,325	581	—	—

Net income	$3,278	$3,588	$2,721	$2,141	$702	$527	$2,003	$2,373

Per-common-share data
Basic earnings(d)
Income/(loss) before extraordinary gain	$0.75	$0.80	$0.28	$0.40	$(0.29)	$(0.08)	$0.54	$0.67
Net income	0.75	0.82	0.28	0.40	0.06	0.09	0.54	0.67
Diluted earnings(d)(e)
Income/(loss) before extraordinary gain	$0.74	$0.80	$0.28	$0.40	$(0.29)	$(0.08)	$0.53	$0.67
Net income	0.74	0.82	0.28	0.40	0.06	0.09	0.53	0.67
Cash dividends declared per share	0.05	0.05	0.05	0.05	0.38	0.38	0.38	0.38
Book value per share	39.88	39.12	37.36	36.78	36.15	36.95	37.02	36.94
Common shares outstanding
Average: Basic	3,946.1	3,937.9	3,811.5	3,755.7	3,737.5	3,444.6	3,426.2	3,396.0
Diluted(d)	3,974.1	3,962.0	3,824.1	3,758.7	3,737.5 (h)	3,444.6 (h)	3,453.1	3,423.3
Common shares at period-end	3,942.0	3,938.7	3,924.1	3,757.7	3,732.8	3,726.9	3,435.7	3,400.8
Share price
High	$47.47	$46.50	$38.94	$31.64	$50.63	$49.00	$49.95	$49.29
Low	40.04	31.59	25.29	14.96	19.69	29.24	33.96	36.01
Close	41.67	43.82	34.11	26.58	31.53	46.70	34.31	42.95
Market capitalization	164,261	172,596	133,852	99,881	117,695	174,048	117,881	146,066
Financial ratios
Return on common equity:(e)
Income/(loss) before extraordinary gain	8%	9%	3%	5%	(3)%	(1)%	6%	8%
Net income	8	9	3	5	1	1	6	8
Return on tangible common equity
Income/(loss) before extraordinary gain	12	13	5	8	(5)	(1)	10	13
Net income	12	14	5	8	1	2	10	13
Return on assets:
Income/(loss) before extraordinary gain	0.65	0.70	0.54	0.42	(0.11)	(0.01)	0.48	0.61
Net income	0.65	0.71	0.54	0.42	0.13	0.12	0.48	0.61
Tier 1 capital ratio	11.1	10.2	9.7	11.4	10.9	8.9	9.2	8.3
Total capital ratio	14.8	13.9	13.3	15.2	14.8	12.6	13.4	12.5
Tier 1 leverage ratio	6.9	6.5	6.2	7.1	6.9	7.2	6.4	5.9
Tier 1 common capital ratio(f)	8.8	8.2	7.7	7.3	7.0	6.8	7.1	6.9
Overhead ratio	52	51	53	53	65	76	66	53
Selected balance sheet data (period-end)
Trading assets	$411,128	$424,435	$395,626	$429,700	$509,983	$520,257	$531,997	$485,280
Securities	360,390	372,867	345,563	333,861	205,943	150,779	119,173	101,647
Loans	633,458	653,144	680,601	708,243	744,898	761,381	538,029	537,056
Total assets	2,031,989	2,041,009	2,026,642	2,079,188	2,175,052	2,251,469	1,775,670	1,642,862
Deposits	938,367	867,977	866,477	906,969	1,009,277	969,783	722,905	761,626
Long-term debt	266,318	272,124	271,939	261,845	270,683	255,432	277,455	205,367
Common stockholders’ equity	157,213	154,101	146,614	138,201	134,945	137,691	127,176	125,627
Total stockholders’ equity	165,365	162,253	154,766	170,194	166,884	145,843	133,176	125,627
Headcount	222,316	220,861	220,255	219,569	224,961	228,452	195,594	182,166
Credit quality metrics
Allowance for credit losses	$32,541	$31,454	$29,818	$28,019	$23,823	$19,765	$13,932	$12,601
Allowance for loan losses to total retained loans	5.04%	4.74%	4.33%	3.95%	3.18%	2.56%	2.57%	2.29%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	5.51	5.28	5.01	4.53	3.62	2.87	2.57	2.29
Nonperforming assets	$19,741	$20,362	$17,517	$14,654	$12,714	$9,520	$6,233	$5,143
Net charge-offs	6,177	6,373	6,019	4,396	3,315	2,484	2,130	1,906
Net charge-off rate	3.85%	3.84%	3.52%	2.51%	1.80%	1.91%	1.67%	1.53%
Wholesale net charge-off rate	2.31	1.93	1.19	0.32	0.33	0.10	0.08	0.18
Consumer net charge-off rate	4.60	4.79	4.69	3.61	2.59	3.13	2.77	2.43

(a)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.
(b)	The third and fourth quarters of 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.
(c)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. On May 30, 2008, a wholly-owned subsidiary of JPMorgan Chase merged with and into The Bear Stearns Companies, Inc. (“Bear Stearns”), and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase. The Washington Mutual acquisition resulted in negative goodwill, and accordingly, the Firm recorded an extraordinary gain. For additional information of these transactions, see Note 2 on pages 143–148 of this Annual Report.
(d)	Effective January 1, 2009, the Firm implemented new FASB guidance for participating securities. Accordingly, prior-period amounts have been revised as required. For further discussion of the Guidance, see Note 25 on page 224 of this Annual Report.
(e)	The calculation of second-quarter 2009 earnings per share and net income applicable to common equity include a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of U.S. Troubled Asset Relief Program (“TARP”) preferred capital. Excluding this reduction, the adjusted Return on common equity (“ROE”) and Return on tangible common equity (“ROTCE”) were 6% and 10% for second-quarter 2009. For further discussion, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on page 50–52 of this Annual Report.
(f)	Tier 1 common is calculated as Tier 1 capital less qualifying perpetual preferred stock, qualifying trust preferred securities and qualifying minority interest in subsidiaries. The Firm uses the Tier 1 common capital ratio, a non-GAAP financial measure, to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. For further discussion, see Regulatory capital on pages 82–85 of this Annual Report.
(g)	Excludes the impact of home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust. For further discussion, see Allowance for credit losses on pages 115–117 of this Annual Report.
(h)	Common equivalent shares have been excluded from the computation of diluted earnings per share for the third and fourth quarters of 2008, as the effect on income/(loss) before extraordinary gain would be antidilutive.

JPMorgan Chase & Co. / 2009 Annual Report	241

Supplementary information
Selected annual financial data (unaudited)

As of or for the year ended December 31,
(in millions, except per-share, headcount and ratio data),	2009	2008(d)	2007	2006	2005

Selected income statement data
Noninterest revenue	$49,282	$28,473	$44,966	$40,757	$34,693
Net interest income	51,152	38,779	26,406	21,242	19,555

Total net revenue	100,434	67,252	71,372	61,999	54,248
Total noninterest expense	52,352	43,500	41,703	38,843	38,926

Pre-provision profit(a)	48,082	23,752	29,669	23,156	15,322
Provision for credit losses	32,015	19,445	6,864	3,270	3,483
Provision for credit losses – accounting conformity(b)	—	1,534	—	—	—

Income from continuing operations before income tax expense/ (benefit) and extraordinary gain	16,067	2,773	22,805	19,886	11,839
Income tax expense/(benefit)	4,415	(926)	7,440	6,237	3,585

Income from continuing operations	11,652	3,699	15,365	13,649	8,254
Income from discontinued operations(c)	—	—	—	795	229

Income before extraordinary gain	11,652	3,699	15,365	14,444	8,483
Extraordinary gain(d)	76	1,906	—	—	—

Net income	$11,728	$5,605	$15,365	$14,444	$8,483

Per-common-share data
Basic earnings(e)
Income from continuing operations	$2.25	$0.81	$4.38	$3.83	$2.30
Net income	2.27	1.35	4.38	4.05	2.37
Diluted earnings(e)(f)
Income from continuing operations	$2.24	$0.81	$4.33	$3.78	$2.29
Net income	2.26	1.35	4.33	4.00	2.35
Cash dividends declared per share	0.20	1.52	1.48	1.36	1.36
Book value per share	39.88	36.15	36.59	33.45	30.71
Common shares outstanding
Average: Basic(e)	3,862.8	3,501.1	3,403.6	3,470.1	3,491.7
Diluted(e)	3,879.7	3,521.8	3,445.3	3,516.1	3,511.9
Common shares at period-end	3,942.0	3,732.8	3,367.4	3,461.7	3,486.7
Share price
High	$47.47	$50.63	$53.25	$49.00	$40.56
Low	14.96	19.69	40.15	37.88	32.92
Close	41.67	31.53	43.65	48.30	39.69
Market capitalization	164,261	117,695	146,986	167,199	138,387
Financial ratios
Return on common equity:(f)
Income from continuing operations	6%	2%	13%	12%	8%
Net income	6	4	13	13	8
Return on tangible common equity(f)(g)
Income from continuing operations	10	4	22	24	15
Net income	10	6	22	24	15
Return on assets:
Income from continuing operations	0.58	0.21	1.06	1.04	0.70
Net income	0.58	0.31	1.06	1.10	0.72
Tier 1 capital ratio	11.1	10.9	8.4	8.7	8.5
Total capital ratio	14.8	14.8	12.6	12.3	12.0
Tier 1 leverage ratio	6.9	6.9	6.0	6.2	6.3
Tier 1 common capital ratio(h)	8.8	7.0	7.0	7.3	7.0
Overhead ratio	52	65	58	63	72
Selected balance sheet data (period-end)
Trading assets	$411,128	$509,983	$491,409	$365,738	$298,377
Securities	360,390	205,943	85,450	91,975	47,600
Loans	633,458	744,898	519,374	483,127	419,148
Total assets	2,031,989	2,175,052	1,562,147	1,351,520	1,198,942
Deposits	938,367	1,009,277	740,728	638,788	554,991
Long-term debt	266,318	270,683	199,010	145,630	119,886
Common stockholders’ equity	157,213	134,945	123,221	115,790	107,072
Total stockholders’ equity	165,365	166,884	123,221	115,790	107,211
Headcount	222,316	224,961	180,667	174,360	168,847
Credit quality metrics
Allowance for credit losses	$32,541	$23,823	$10,084	$7,803	$7,490
Allowance for loan losses to total retained loans	5.04%	3.18%	1.88%	1.70%	1.84%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(i)	5.51	3.62	1.88	1.70	1.84
Nonperforming assets	19,741	12,714	3,933	2,341	2,590
Net charge-offs	$22,965	$9,835	$4,538	$3,042	$3,819
Net charge-off rate	3.42%	1.73%	1.00%	0.73%	1.00%
Wholesale net charge-off/(recovery) rate	1.40	0.18	0.04	(0.01)	(0.06)
Consumer net charge-off rate	4.41	2.71	1.61	1.17	1.56

(a)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.
(b)	Results for 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual Bank’s banking operations.
(c)	On October 1, 2006, JPMorgan Chase & Co. completed the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York Company Inc. The results of operations of these corporate trust businesses are reported as discontinued operations for each of the periods presented.
(d)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. On May 30, 2008, a wholly-owned subsidiary of JPMorgan Chase merged with and into Bear Stearns and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase. The Washington Mutual acquisition resulted in negative goodwill, and accordingly, the Firm recorded an extraordinary gain. For additional information on these transactions, see Note 2 on pages 143–148 of this Annual Report.
(e)	Effective January 1, 2009, the Firm implemented new FASB guidance for participating securities. Accordingly, prior-period amounts have been revised as required. For further discussion of the guidance, see Note 25 on page 224 of this Annual Report.
(f)	The calculation of 2009 earnings per share and net income applicable to common equity include a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of TARP preferred capital in the second quarter of 2009. Excluding this reduction, the adjusted ROE and ROTCE were 7% and 11% for 2009. For further discussion, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on pages 50–52 of this Annual Report.
(g)	For a further discussion of ROTCE, a non-GAAP financial measure, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on page 50–52 of this Annual Report.
(h)	Tier 1 common is calculated as Tier 1 capital less qualifying perpetual preferred stock, qualifying trust preferred securities and qualifying minority interest in subsidiaries. The Firm uses the Tier 1 common capital ratio, a non-GAAP financial measure, to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. For further discussion, see Regulatory capital on pages 82–84 of this Annual Report.
(i)	Excludes the impact of home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust. For further discussion, see Allowance for credit losses on pages 115–117 of this Annual Report.

242	JPMorgan Chase & Co. / 2009 Annual Report

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
Assets under management: Represent assets actively managed by Asset Management on behalf of Institutional, Retail, Private Banking, Private Wealth Management and Bear Stearns Private Client Services clients. Includes Committed Capital not Called, on which we earn fees. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 42% ownership interest as of December 31, 2009.
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
Contractual credit card charge-off: In accordance with the Federal Financial Institutions Examination Council policy, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specific event (e.g., bankruptcy of the borrower), whichever is earlier.
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
Interests in purchased receivables: Represents an ownership interest in cash flows of an underlying pool of receivables transferred by a third-party seller into a bankruptcy-remote entity, generally a trust.

JPMorgan Chase & Co. / 2009 Annual Report	243

Glossary of terms

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
Option ARMs
The option ARM residential real estate loan product is an adjustable-rate mortgage loan that provides the borrower with the option each month to make a fully amortizing, interest-only, or minimum payment. The minimum payment on an option ARM loan is based on the interest rate charged during the introductory period. This introductory rate has usually been significantly below the fully indexed rate. The fully indexed rate is calculated using an index rate plus a margin. Once the introductory period ends, the contractual interest rate charged on the loan increases to the fully indexed rate and adjusts monthly to reflect movements in the index. The minimum payment is typically insufficient to cover interest accrued in the prior month, and any unpaid interest is deferred and added to the principal balance of the loan.
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

244	JPMorgan Chase & Co. / 2009 Annual Report

Glossary of terms

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
Purchased credit-impaired loans: Acquired loans deemed to be credit-impaired under the FASB guidance for purchased credit-impaired loans. The guidance allows purchasers to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics (e.g., FICO score, geographic location). A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Wholesale loans were determined to be credit-impaired if they meet the definition of an impaired loan under U.S. GAAP at the acquisition date. Consumer loans are determined to be purchased credit-impaired based on specific risk characteristics of the loan, including product type, loan-to-value ratios, FICO scores, and past due status.
Receivables from customers: Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets for the wholesale lines of business.
Reported basis: Financial statements prepared under U.S. GAAP. The reported basis includes the impact of credit card securitizations but excludes the impact of taxable-equivalent adjustments.
Seed capital: Initial JPMorgan capital invested in products, such as mutual funds, with the intention of ensuring the fund is of sufficient size to represent a viable offering to clients, enabling pricing of its shares, and allowing the manager to develop a commercially attractive track record. After these goals are achieved, the intent is to remove the Firm’s capital from the investment.
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
Value-at-risk (“VaR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.

JPMorgan Chase & Co. / 2009 Annual Report	245

Distribution of assets, liabilities and stockholders’ equity;
interest rates and interest differentials

Consolidated average balance sheet, interest and rates
Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2007 through 2009. Income computed on a taxable-equivalent basis is the income reported in the Consolidated Statements of Income, adjusted to make income and earnings yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 39% in 2009, and 40% in both 2008 and 2007. A substantial portion of JPMorgan Chase’s securities are taxable.

(Table continued on next page)

	2009
Year ended December 31,	Average				Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance		Interest		rate

Assets
Deposits with banks	$67,015		$938		1.40%
Federal funds sold and securities purchased under resale agreements	152,926		1,750		1.14
Securities borrowed	124,462		4		—
Trading assets – debt instruments	251,035		12,283		4.89
Securities	342,655		12,506		3.65 (d)
Loans	682,885		38,720	(c)	5.67
Other assets(a)	29,510		479		1.62

Total interest-earning assets	1,650,488		66,680		4.04

Allowance for loan losses	(27,635)
Cash and due from banks	24,873
Trading assets – equity instruments	67,028
Trading assets – derivative receivables	110,457
Goodwill	48,254
Other intangible assets	17,993
Other assets	132,743

Total assets	$2,024,201

Liabilities
Interest-bearing deposits	$684,016		$4,826		0.71%
Federal funds purchased and securities loaned or sold under repurchase agreements	275,862		573		0.21
Commercial paper	39,055		108		0.28
Other borrowings and liabilities	201,182		3,164		1.57
Beneficial interests issued by consolidated VIEs	14,930		218		1.46
Long-term debt	268,238		6,309		2.35

Total interest-bearing liabilities	1,483,283		15,198		1.02

Noninterest-bearing deposits	197,989
Trading liabilities – derivative payables	77,901
All other liabilities, including the allowance for lending-related commitments	100,071

Total liabilities	1,859,244

Stockholders’ equity
Preferred stock	19,054
Common stockholders’ equity	145,903

Total stockholders’ equity	164,957	(b)

Total liabilities and stockholders’ equity	$2,024,201

Interest rate spread					3.02%
Net interest income and net yield on interest-earning assets			$51,482		3.12

(a)	Includes margin loans and the Firm’s investment in asset-backed commercial paper under the Federal Reserve Bank of Boston’s AML facility.
(b)	The ratio of average stockholders’ equity to average assets was 8.1% for 2009, 7.7% for 2008 and 8.2% for 2007. The return on average stockholders’ equity was 7.1% for 2009, 4.1% for 2008 and 12.9% for 2007.
(c)	Fees and commissions on loans included in loan interest amounted to $2.0 billion in 2009, $2.0 billion in 2008 and $1.7 billion in 2007.
(d)	The annualized rate for available-for-sale securities based on amortized cost was 3.66% in 2009, 5.17% in 2008, and 5.64% in 2007, and does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).
(e)	On September 25, 2008, JPMorgan Chase & Co. acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 143–148.

Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 13 on pages 192–196.

(Continuation of table)

2008(e)					2007
Average				Average	Average				Average
balance		Interest		rate	balance		Interest		rate

$54,666		$1,916		3.51%	$29,010		$1,418		4.89%
170,006		5,983		3.52	135,677		6,497		4.79
110,598		2,297		2.08	86,072		4,539		5.27
298,266		17,556		5.89	292,846		17,241		5.89
123,551		6,447		5.22 (d)	95,290		5,387		5.65 (d)
588,801		38,503	(c)	6.54	479,679		36,682	(c)	7.65
27,404		895		3.27	—		—		—

1,373,292		73,597		5.36	1,118,574		71,764		6.42

(13,477)					(7,620)
30,323					32,781
85,836					88,569
121,417					65,439
46,068					45,226
17,008					15,249
131,150					96,826

$1,791,617					$1,455,044

$645,058		$14,546		2.26%	$535,359		$21,653		4.04%
196,739		4,668		2.37	196,500		9,785		4.98
45,734		1,023		2.24	30,799		1,434		4.65
161,555		5,242		3.24	100,181		4,923		4.91
13,220		405		3.06	14,563		580		3.98
234,909		8,355		3.56	170,206		6,606		3.88

1,297,215		34,239		2.64	1,047,608		44,981		4.29

140,749					121,861
93,200					65,198
122,199					101,654

1,653,363					1,336,321

9,138					—
129,116					118,723

138,254	(b)				118,723	(b)

$1,791,617					$1,455,044

				2.72%					2.13%
		$39,358		2.87			$26,783		2.39

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2007 through 2009. The segregation of U.S. and
non-U.S. components is based on the location of the office recording the transaction. Intracompany funding generally comprises dollar-denominated deposits originated in various locations that are

(Table continued on next page)

	2009
Year ended December 31,	Average		Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance	Interest	rate

Interest-earning assets:
Deposits with banks, primarily non-U.S.	$67,015	$938	1.40%
Federal funds sold and securities purchased under resale agreements:
U.S.	72,619	997	1.37
Non-U.S.	80,307	753	0.94
Securities borrowed:
U.S.	75,301	(354)	(0.47)
Non-U.S.	49,161	358	0.73
Trading assets – debt instruments:
U.S.	130,558	6,742	5.16
Non-U.S.	120,477	5,541	4.60
Securities:
U.S.	275,601	11,015	4.00
Non-U.S.	67,054	1,491	2.22
Loans:
U.S.	620,716	36,476	5.88
Non-U.S.	62,169	2,244	3.61
Other assets, primarily U.S.	29,510	479	1.62

Total interest-earning assets	1,650,488	66,680	4.04

Interest-bearing liabilities:
Interest-bearing deposits:
U.S.	440,326	3,781	0.86
Non-U.S.	243,690	1,045	0.43
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	238,691	296	0.12
Non-U.S.	37,171	277	0.75
Other borrowings and liabilities:
U.S.	201,025	1,505	0.75
Non-U.S.	39,212	1,767	4.51
Beneficial interests issued by consolidated VIEs, primarily U.S.	14,930	218	1.46
Long-term debt, primarily U.S.	268,238	6,309	2.35
Intracompany funding:
U.S.	(42,711)	(510)	—
Non-U.S.	42,711	510	—

Total interest-bearing liabilities	1,483,283	15,198	1.02

Noninterest-bearing liabilities(a)	167,205

Total investable funds	$1,650,488	$15,198	0.92%

Net interest income and net yield:		$51,482	3.12%
U.S.		44,098	3.61
Non-U.S.		7,384	1.72
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			28.9
Liabilities			25.1

(a)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.
(b)	On September 25, 2008, JPMorgan Chase & Co. acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase, and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 143–148.

centrally managed by JPMorgan Chase’s Treasury unit. U.S. Net interest income was $44.1 billion in 2009, an increase of $12.4 billion from the prior year. Net interest income from non-U.S. operations was $7.4 billion for 2009, a decrease of $323 million from $7.7 billion in 2008. For further information, see the “Net interest income” discussion in Consolidated Results of Operations on page 46.

(Continuation of table)

	2008(b)			2007
Average		Average	Average		Average
balance	Interest	rate	balance	Interest	rate

$54,666	$1,916	3.51%	$29,010	$1,418	4.89%

95,301	3,084	3.24	71,467	3,672	5.14
74,705	2,899	3.88	64,210	2,825	4.40

60,592	985	1.63	39,855	2,472	6.20
50,006	1,312	2.62	46,217	2,067	4.47

169,447	9,614	5.67	148,071	9,235	6.24
128,819	7,942	6.17	144,775	8,006	5.53

108,663	5,859	5.39	82,405	4,855	5.89
14,888	588	3.95	12,885	532	4.13

506,513	33,570	6.63	413,507	32,483	7.86
82,288	4,933	5.99	66,172	4,199	6.35
27,404	895	3.27	—	—	—

1,373,292	73,597	5.36	1,118,574	71,764	6.42

407,699	8,420	2.07	353,133	13,641	3.86
237,359	6,126	2.58	182,226	8,012	4.40

158,054	3,326	2.10	148,918	7,826	5.26
38,685	1,342	3.47	47,582	1,959	4.12

161,509	3,390	2.10	76,585	3,897	5.09
45,780	2,875	6.28	54,395	2,460	4.52
13,220	405	3.06	14,563	580	3.98
234,909	8,355	3.56	170,206	6,606	3.88

(17,637)	(927)	—	(17,054)	(555)	—
17,637	927	—	17,054	555	—

1,297,215	34,239	2.64	1,047,608	44,981	4.29

76,077			70,966

$1,373,292	$34,239	2.49%	$1,118,574	$44,981	4.02%

	$39,358	2.87%		$26,783	2.39%
	31,651	3.24		21,007	2.78
	7,707	1.95		5,776	1.59

		30.4			36.5
		28.0			34.1

Changes in net interest income, volume and rate analysis
The table presents an analysis of the effect of net interest income of volume and rate changes for the periods 2009 versus 2008 and 2008 versus 2007. In this analysis, the change due to the volume/rate has been allocated to volume.

	2009 versus 2008			2008 versus 2007
Year ended December 31,	Increase/(decrease) due to change in:		Net	Increase/(decrease) due to change in:		Net
(On a taxable-equivalent basis: in millions)	Volume	Rate	change	Volume	Rate	change

Interest-earning assets:
Deposits with banks, primarily non-U.S.	$175	$(1,153)	$(978)	$898	$(400)	$498
Federal funds sold and securities purchased under resale agreements:
U.S.	(305)	(1,782)	(2,087)	770	(1,358)	(588)
Non-U.S.	50	(2,196)	(2,146)	408	(334)	74
Securities borrowed:
U.S.	(67)	(1,272)	(1,339)	334	(1,821)	(1,487)
Non-U.S.	(9)	(945)	(954)	100	(855)	(755)
Trading assets – debt instruments:
U.S.	(2,008)	(864)	(2,872)	1,223	(844)	379
Non-U.S.	(379)	(2,022)	(2,401)	(991)	927	(64)
Securities:
U.S.	6,666	(1,510)	5,156	1,416	(412)	1,004
Non-U.S.	1,161	(258)	903	79	(23)	56
Loans:
U.S.	6,705	(3,799)	2,906	6,173	(5,086)	1,087
Non-U.S.	(731)	(1,958)	(2,689)	972	(238)	734
Other assets, primarily U.S.	36	(452)	(416)	895	—	895

Change in interest income	11,294	(18,211)	(6,917)	12,277	(10,444)	1,833

Interest-bearing liabilities:
Interest-bearing deposits:
U.S.	294	(4,933)	(4,639)	1,100	(6,321)	(5,221)
Non-U.S.	22	(5,103)	(5,081)	1,431	(3,317)	(1,886)
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	99	(3,129)	(3,030)	206	(4,706)	(4,500)
Non-U.S.	(13)	(1,052)	(1,065)	(308)	(309)	(617)
Other borrowings and liabilities:
U.S.	295	(2,180)	(1,885)	1,783	(2,290)	(507)
Non-U.S.	(298)	(810)	(1,108)	(542)	957	415
Beneficial interests issued by consolidated VIEs, primarily U.S.	25	(212)	(187)	(41)	(134)	(175)
Long-term debt, primarily U.S.	796	(2,842)	(2,046)	2,294	(545)	1,749
Intracompany funding:
U.S.	(301)	718	417	(31)	(341)	(372)
Non-U.S.	301	(718)	(417)	31	341	372

Change in interest income	1,220	(20,261)	(19,041)	5,923	(16,665)	(10,742)

Change in net interest income	$10,074	$2,050	$12,124	$6,354	$6,221	$12,575

Securities portfolio
For information regarding the securities portfolio as of and for the years ended December 31, 2009 and 2008, see Note 11 on pages 187-191. For the available–for–sale securities portfolio, at December 31, 2007, the fair value and amortized cost of U.S. Treasury and government agency obligations was $65.7 billion and $65.1 billion, respectively; the fair value and amortized cost of all other securities were both $19.7 billion; and the total fair value and amortized cost of the total portfolio was $85.4 billion and $84.8 billion respectively.
At December 31, 2007, the fair value and amortized cost of U.S. Treasury and government agency obligations in held to maturity securities portfolio was $45 million and $44 million, respectively. There were no other held-to-maturity securities at December 31, 2007.

Loans portfolio
The table below presents loans with the line of business basis that is presented in Credit Risk Management on pages 95, 96 and 107, and in Note 13 on page 193, at the periods indicated. Prior periods have been changed to reflect this presentation.

December 31, (in millions)	2009	2008(b)	2007(b)	2006(b)	2005(b)

U.S. wholesale loans:
Commercial and industrial	$51,113	$74,153	$70,081	$48,500	$43,578
Real estate	54,970	61,890	15,977	18,047	16,505
Financial institutions	13,557	20,953	15,113	15,632	13,681
Government agencies	5,634	5,919	5,770	4,148	3,709
Other	23,811	23,861	26,312	32,359	34,592

Total U.S. wholesale loans	149,085	186,776	133,253	118,686	112,065

Non-U.S. wholesale loans:
Commercial and industrial	20,188	35,291	33,829	22,378	18,545
Real estate	2,270	2,811	3,632	2,325	1,393
Financial institutions	11,848	17,552	17,245	19,174	8,093
Government agencies	1,707	602	720	2,543	1,296
Other	19,077	19,012	24,397	18,636	8,719

Total non-U.S. wholesale loans	55,090	75,268	79,823	65,056	38,046

Total wholesale loans:
Commercial and industrial	71,301	109,444	103,910	70,878	62,123
Real estate	57,240	64,701	19,609	20,372	17,898
Financial institutions	25,405	38,505	32,358	34,806	21,774
Government agencies	7,341	6,521	6,490	6,691	5,005
Other	42,888	42,873	50,709	50,995	43,311

Total wholesale loans	204,175	262,044	213,076	183,742	150,111

Total consumer loans:
Home equity	127,945	142,890	94,832	85,730	73,866
Mortgage	143,129	157,078	56,031	59,668	58,959
Auto loans	46,031	42,603	42,350	41,009	46,081
Credit card receivables	78,786	104,746	84,352	85,881	71,738
Other	33,392	35,537	28,733	27,097	18,393

Total consumer loans	429,283	482,854	306,298	299,385	269,037

Total loans(a)(b)	$633,458	$744,898	$519,374	$483,127	$419,148

Memo:
Loans held-for-sale	$4,876	$8,287	$18,899	$55,251	$34,150
Loans at fair value	1,364	7,696	8,739	—	—

Total loans held-for-sale and loans at fair value	$6,240	$15,983	$27,638	$55,251	$34,150

(a)	Loans (other than purchased credit-impaired loans and those for which the fair value option have been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $1.4 billion, $2.0 billion, $1.3 billion, $3.0 billion and $4.1 billion at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
(b)	During the fourth quarter of 2009, certain industry classifications were modified to better reflect risk correlations and enhance the Firm’s management of industry risk. Prior periods have been revised to reflect the current presentation.

Maturities and sensitivity to changes in interest rates
The table below shows, at December 31, 2009, wholesale loan maturity and distribution between fixed and floating interest rates based on the stated terms of the wholesale loan agreements. The table below also reflects the line of business basis that is presented in Credit Risk Management on pages 95, 96 and 107, and in Note 13 on page 193. The table does not include the impact of derivative instruments.

	Within	1-5	After 5
December 31, 2009(in millions)	1 year (a)	years	years	Total

U.S.:
Commercial and industrial	$12,831	$32,735	$5,547	$51,113
Real estate	8,338	10,046	36,586	54,970
Financial institutions	6,883	5,593	1,081	13,557
Government agencies	2,057	1,590	1,987	5,634
Other	4,976	8,327	10,508	23,811

Total U.S.	35,085	58,291	55,709	149,085

Non-U.S.
Commercial and industrial	4,467	12,922	2,799	20,188
Real estate	424	1,462	384	2,270
Financial institutions	8,998	2,314	536	11,848
Government agencies	1,573	49	85	1,707
Other	10,884	3,180	5,013	19,077

Total non-U.S.	26,346	19,927	8,817	55,090

Total wholesale loans	$61,431	$78,218	$64,526	$204,175

Loans at fixed interest rates		17,365	6,808
Loans at variable interest rates		60,853	57,718

Total wholesale loans		$78,218	$64,526

(a)	Includes demand loans and overdrafts.

Risk elements
The following table sets forth nonperforming assets and contractually past-due assets, with the line of business basis that is presented in Credit Risk Management on pages 95, 96, and 107, at the periods indicated.

December 31, (in millions)	2009	2008	2007	2006	2005

Nonperforming assets
U.S. nonaccrual loans:
Wholesale:
Commercial and industrial	$2,182	$1,052	$63	$238	$555
Real estate	2,647	806	216	18	44
Financial institutions	663	60	10	5	87
Government agencies	4	—	1	—	3
Other	348	205	200	49	130
Consumer	10,660	6,571	2,768	1,686	1,351

Total U.S. nonaccrual loans	16,504	8,694	3,258	1,996	2,170

Non-U.S. nonaccrual loans:
Wholesale:
Commercial and industrial	281	45	14	41	105
Real estate	241	—	—	—	—
Financial institutions	118	115	8	24	51
Government agencies	—	—	—	—	3
Other	420	99	2	16	14
Consumer	—	—	—	—	—

Total non-U.S. nonaccrual loans	1,060	259	24	81	173

Total nonaccrual loans	17,564	8,953	3,282	2,077	2,343

Derivative receivables	529	1,079	29	36	50
Assets acquired in loan satisfactions	1,648	2,682	622	228	197

Nonperforming assets	$19,741	$12,714	$3,933	$2,341	$2,590

Memo:
Loans held-for-sale	$234	$12	$45	$120	$136
Loans at fair value	111	20	5	—	—

Total loans held-for-sale and loans at fair value	345	32	50	120	136

Contractually past-due assets(a):
U.S. loans:
Commercial and industrial	$24	$30	$7	$5	$6
Real estate	114	76	34	1	1
Financial institutions	6	—	—	—	—
Government agencies	—	—	—	—	6
Other	74	54	28	23	37
Consumer	3,985	3,084	1,945	1,708	1,068

Total U.S. loans	4,203	3,244	2,014	1,737	1,118

Non-U.S. loans
Commercial and industrial	5	—	—	—	—
Real estate	—	—	—	—	—
Financial institutions	—	—	—	—	—
Government agencies	—	—	—	—	—
Other	109	3	6	—	—
Consumer	38	28	23	16	10

Total non-U.S. loans	152	31	29	16	10

Total	$4,355	$3,275	$2,043	$1,753	$1,128

Accruing restructured loans(b)(c)
U.S.
Commercial and industrial	$5	$—	$8	$—	$—
Consumer	2,159	981	—	—	—

Total U.S.	2,164	981	8	—	—

Non-U.S.
Commercial and industrial	613	5	—	—	—
Consumer	—	—	—	—	—

Total Non-U.S.	613	5	—	—	—

Total	$2,777	$986	$8	$—	$—

(a)	Represents accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.
(b)	Represents performing loans modified in troubled debt restructurings in which an economic concession was granted by the Firm and the borrower has demonstrated its ability to repay the loans according to the terms of the restructuring. As defined in U.S. GAAP, concessions include the reduction of interest rates or the deferral of interest or principal payments, resulting from a deterioration in the borrowers’ financial condition. Excludes nonperforming assets and contractually past-due assets, which are included in the sections above.
(c)	Excludes credit card loans that have been modified in the amounts of $5.1 billion, $2.4 billion, and $1.4 billion at December 31, 2009, 2008, and 2007, respectively. For further discussion see Note 13 on pages 192–196
For a discussion of nonperforming loans and past-due loan accounting policies, see Credit Risk Management on pages 93-117, and Note 13 on pages 192–196.

Impact of nonperforming loans on interest income
The negative impact on interest income from nonperforming loans represents the difference between the amount of interest income that would have been recorded on such nonperforming loans according to their contractual terms had they been performing and the amount of interest that actually was recognized on a cash basis. The following table sets forth this data for the years specified. The increase in total negative impact on interest income from 2007 through 2009 was primarily driven by the increase in nonperforming loans.

Year ended December 31, (in millions)	2009	2008	2007

U.S.:
Wholesale
Gross amount of interest that would have been recorded at the original rate	$88	$87	$71
Interest that was recognized in income	(13)	(7)	(5)

Total U.S. wholesale	75	80	66

Consumer
Gross amount of interest that would have been recorded at the original rate	932	584	230
Interest that was recognized in income	(208)	(193)	(8)

Total U.S. consumer	724	391	222

Negative impact – U.S.	799	471	288

Non-U.S.:
Wholesale
Gross amount of interest that would have been recorded at the original rate	58	11	2
Interest that was recognized in income	(7)	(2)	(1)

Total Non-U.S. wholesale	51	9	1

Consumer
Gross amount of interest that would have been recorded at the original rate	—	—	—
Interest that was recognized in income	—	—	—

Total Non-U.S. consumer	—	—	—

Negative impact – Non-U.S.	51	9	1

Total negative impact on interest income	$850	$480	$289

Cross-border outstandings
Cross-border disclosure is based on the Federal Financial Institutions Examination Council’s (“FFIEC”) guidelines governing the determination of cross-border risk. Based on rules from the FFIEC, securities purchased under resale agreements are allocated to a country based on the domicile of the counterparty. Additionally, local foreign office commitments are now included in commitments; previously they were excluded.
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
JPMorgan Chase’s total cross-border exposure tends to fluctuate greatly, and the amount of exposure at year-end tends to be a function of timing rather than representing a consistent trend. For a further discussion of JPMorgan Chase’s emerging markets cross-border exposure, see Emerging markets country exposure on page 105.

Cross-border outstandings exceeding 0.75% of total assets

					Net local	Total
					country	cross-border		Total
(in millions)	December 31,	Governments	Banks	Other(a)	assets	outstandings(b)	Commitments(c)	exposure

United Kingdom	2009	$347	$15,822	$11,565	$—	$27,734	$624,754	$652,488
	2008	1,173	23,490	19,624	—	44,287	562,980	607,267
	2007	324	8,245	14,450	—	23,019	475,046	498,065

Germany	2009	$13,291	$10,704	$10,718	$—	$34,713	$175,323	$210,036
	2008	8,437	24,312	10,297	3,660	46,706	348,635	395,341
	2007	10,095	11,468	18,656	—	40,219	284,879	325,098

France	2009	$9,505	$16,428	$19,642	$1,377	$46,952	$160,536	$207,488
	2008	6,666	25,479	24,665	28	56,838	353,074	409,912
	2007	8,351	9,278	20,303	75	38,007	288,044	326,051

Netherlands	2009	$690	$9,037	$22,770	$—	$32,497	$74,789	$107,286
	2008	1,360	8,645	19,356	—	29,361	132,574	161,935
	2007	895	3,945	15,180	—	20,020	138,136	158,156

Italy	2009	$12,912	$2,065	$3,643	$128	$18,748	$86,790	$105,538
	2008	7,680	6,804	3,742	448	18,674	134,851	153,525
	2007	5,301	5,285	5,593	1,401	17,580	120,179	137,759

Japan	2009	$404	$22,022	$8,984	$4,622	$36,032	$66,487	$102,519
	2008	687	17,401	18,568	2,174	38,830	64,583	103,413
	2007	12,895	9,687	9,138	—	31,720	49,407	81,127

Spain	2009	$2,705	$8,724	$4,884	$1,189	$17,502	$52,363	$69,865
	2008	906	11,867	4,466	1,161	18,400	104,956	123,356
	2007	1,995	3,484	5,728	1,337	12,544	90,135	102,679

Cayman Islands	2009	$243	$216	$30,830	$—	$31,289	$8,218	$39,507
	2008	87	115	30,869	—	31,071	6,843	37,914
	2007	6	41	36,310	—	36,357	14,054	50,411

Norway	2009	$4,329	$259	$222	$—	$4,810	$7,448	$12,258
	2008	15,944	616	718	—	17,278	11,393	28,671
	2007	9,727	650	690	—	11,067	8,929	19,996

(a)	Consists primarily of commercial and industrial.
(b)	Outstandings includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, mark-to-market exposure of foreign exchange and derivative contracts, and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(c)	Commitments include outstanding letters of credit, undrawn commitments to extend credit, and the notional value of credit derivatives where JPMorgan Chase is a protection seller.

Summary of loan and lending-related commitments loss experience
The tables below summarize the changes in the allowance for loan losses and the allowance for lending-related commitments during the periods indicated. For a further discussion, see Allowance for credit losses on pages 115-117, and Note 14 on pages 196–198.
Allowance for loan losses

Year ended December 31, (in millions)	2009	2008	2007	2006	2005

Balance at beginning of year	$23,164	$9,234	$7,279	$7,090	$7,320
Addition resulting from mergers and acquisitions(a)	—	2,535	—	—	—
Provision for loan losses	31,735	21,237	6,538	3,153	3,575
U.S. charge-offs
Commercial and industrial	1,233	183	34	80	154
Real estate	700	217	46	10	2
Financial institutions	671	17	9	1	2
Government agencies	—	—	10	2	—
Other	151	35	81	36	64
Consumer	20,638	10,140	5,181	3,635	4,604

Total U.S. charge-offs	23,393	10,592	5,361	3,764	4,826

Non-U.S. charge-offs
Commercial and industrial	64	40	2	43	32
Real estate	—	—	—	—	—
Financial institutions	66	29	—	—	—
Government agencies	—	—	—	—	—
Other	341	—	3	14	1
Consumer	154	103	1	63	10

Total non-U.S. charge-offs	625	172	6	120	43

Total charge-offs	24,018	10,764	5,367	3,884	4,869

U.S. recoveries
Commercial and industrial	(53)	(60)	(48)	(89)	(110)
Real estate	(12)	(5)	(1)	(4)	(4)
Financial institutions	(3)	(2)	(3)	(4)	(6)
Government agencies	—	—	—	—	—
Other	(25)	(29)	(40)	(48)	(46)
Consumer	(941)	(793)	(716)	(622)	(717)

Total U.S. recoveries	(1,034)	(889)	(808)	(767)	(883)

Non-U.S. recoveries
Commercial and industrial	(1)	(16)	(8)	(26)	(122)
Real estate	—	—	—	—	—
Financial institutions	—	—	(1)	(11)	(7)
Government agencies	—	—	—	—	(15)
Other	—	(7)	(12)	(26)	(22)
Consumer	(18)	(17)	—	(12)	(1)

Total non-U.S. recoveries	(19)	(40)	(21)	(75)	(167)

Total recoveries	(1,053)	(929)	(829)	(842)	(1,050)

Net charge-offs	22,965	9,835	4,538	3,042	3,819
Allowance related to purchased portfolios	—	6	—	75	17
Change in accounting principles	—	—	(56)	—	—
Other	(332) (b)	(13)	11	3	(3)

Balance at year-end	$31,602	$23,164	$9,234	$7,279	$7,090

(a)	The 2008 amount relates to the Washington Mutual transaction.
(b)	Predominantly includes a reclassification in 2009 related to the issuance and retention of securities from the Chase Issuance Trust.
Allowance for lending-related commitments

Year ended December 31, (in millions)	2009	2008	2007	2006	2005

Balance at beginning of year	$659	$850	$524	$400	$492
Addition resulting from mergers and acquisitions(a)	—	66	—	—	—
Provision for lending-related commitments	280	(258)	326	117	(92)
Net charge-offs	—	—	—	—	—
Other	—	1	—	7	—

Balance at year-end	$939	$659	$850	$524	$400

(a)	The 2008 amount relates to the Washington Mutual transaction.

Loan loss analysis

As of or for the year ended December 31,
(in millions, except ratios)	2009	2008(c)	2007	2006	2005

Balances
Loans – average	$682,885	$588,801	$479,679	$454,535	$409,988
Loans – year-end	633,458	744,898	519,374	483,127	419,148
Net charge-offs(a)	22,965	9,835	4,538	3,042	3,819
Allowance for loan losses:
U.S.	29,802	21,830	8,454	6,654	6,642
Non-U.S.	1,800	1,334	780	625	448

Total allowance for loan losses	31,602	23,164	9,234	7,279	7,090

Nonperforming loans	17,564	8,953	3,282	2,077	2,343

Ratios
Net charge-offs to:

Loans retained – average	3.42%	1.73%	1.00%	0.73%	1.00%
Allowance for loan losses	72.67	42.46	49.14	41.79	53.86
Allowance for loan losses to:
Loans retained – year-end(b)	5.04	3.18	1.88	1.70	1.84
Nonperforming loans retained	184	260	286	372	321

(a)	There were no net charge-offs/(recoveries) on lending-related commitments in 2009, 2008, 2007, 2006 or 2005.
(b)	While the provision for loan losses increased during 2005 due to the July 2004 Bank One merger, the allowance for loan losses as a percentage of total loans declined from 2005 through 2006 as a result of a relatively benign credit environment. Deteriorating credit conditions in 2007 through 2009, primarily within consumer lending, resulted in increasing losses and correspondingly higher loan loss provisions for those periods. For a more detailed discussion of the 2007 through 2009 provision for credit losses, see Provision for Credit Losses on page 117.
(c)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase, and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 143–148.
Deposits
The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated.

	Average balances			Average interest rates
(in millions, except interest rates)	2009	2008(a)	2007	2009	2008(a)	2007

U.S.:
Noninterest-bearing demand	$48,865	$39,476	$40,359	—%	—%	—%
Interest-bearing demand	14,873	13,165	10,737	0.44	0.59	1.31
Savings	412,363	313,939	270,149	0.22	1.13	2.62
Time	154,420	175,117	147,503	1.82	2.74	4.35

Total U.S. deposits	630,521	541,697	468,748	0.60	1.55	2.91

Non-U.S.:
Noninterest-bearing demand	7,794	6,751	6,246	—	—	—
Interest-bearing demand	163,512	155,015	102,959	0.25	2.37	4.71
Savings	559	480	624	0.18	0.58	0.59
Time	79,619	81,864	78,643	0.80	3.00	4.01

Total non-U.S. deposits	251,484	244,110	188,472	0.42	2.51	4.25

Total deposits	$882,005	$785,807	$657,220	0.55%	1.85%	3.29

(a)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase, and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 143-148.
At December 31, 2009, other U.S. time deposits in denominations of $100,000 or more totaled $63.2 billion, substantially all of which mature in three months or less. In addition, the table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more.

By remaining maturity at	3 months	Over 3 months	Over 6 months	Over
December 31, 2009 (in millions)	or less	but within 6 months	but within 12 months	12 months	Total

U.S. time certificates of deposit ($100,000 or more)	$8,854	$5,108	$5,886	$7,546	$27,394

Short-term and other borrowed funds
The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated.

As of or for the year ending December 31, (in millions, except rates)	2009	2008	2007

Federal funds purchased and securities loaned or sold under repurchase agreements:
Balance at year-end	$261,413	$192,546	$154,398
Average daily balance during the year	275,862	196,739	196,500
Maximum month-end balance	310,802	224,075	222,119
Weighted-average rate at December 31	0.04%	0.97%	4.41%
Weighted-average rate during the year	0.21	2.37	4.98

Commercial paper:
Balance at year-end	$41,794	$37,845	$49,596
Average daily balance during the year	39,055	45,734	30,799
Maximum month-end balance	53,920	54,480	51,791
Weighted-average rate at December 31	0.18%	0.82%	4.27%
Weighted-average rate during the year	0.28	2.24	4.65

Other borrowed funds:(a)
Balance at year-end	$120,686	$177,674	$117,997
Average daily balance during the year	130,767	118,714	100,181
Maximum month-end balance	188,004	244,040	133,871
Weighted-average rate at December 31	3.37%	3.65%	4.93%
Weighted-average rate during the year	2.92	4.29	4.91

Short-term beneficial interests:(b)

Commercial paper:
Balance at year-end	$4,787	$—	$55
Average daily balance during the year	3,275	3	919
Maximum month-end balance	7,751	—	3,866
Weighted-average rate at December 31	0.17%	NA	4.38%
Weighted-average rate during the year	0.24	3.23%	4.82

Other borrowed funds:
Balance at year-end	$—	$—	$3,474
Average daily balance during the year	—	1,843	3,033
Maximum month-end balance	—	3,459	3,474
Weighted-average rate at December 31	NA	NA	1.86%
Weighted-average rate during the year	NA	2.49%	2.54

(a)	Includes securities sold but not yet purchased.
(b)	Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated variable interest entities.

Federal funds purchased represent overnight funds. Securities loaned or sold under repurchase agreements generally mature between one day and three months. Commercial paper generally is issued in amounts not less than $100,000, and with maturities of 270 days or less. Other borrowed funds consist of demand notes, term federal funds purchased, and various other borrowings that generally have maturities of one year or less. At December 31, 2009, 2008 and 2007, JPMorgan Chase had no lines of credit for general corporate purposes.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co. (Registrant)
By: /s/ JAMES DIMON
(James Dimon
Chairman and Chief Executive Officer) Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase & Co. does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date

/s/ JAMES DIMON	Director, Chairman and Chief Executive Officer
(James Dimon)	(Principal Executive Officer)

/s/ CRANDALL C. BOWLES (Crandall C. Bowles)	Director	February 24, 2010

/s/ STEPHEN B. BURKE (Stephen B. Burke)	Director

/s/ DAVID M. COTE (David M. Cote)	Director

/s/ JAMES S. CROWN (James S. Crown)	Director

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director

/s/ WILLIAM H. GRAY, III (William H. Gray, III)	Director

/s/ LABAN P. JACKSON, JR. (Laban P. Jackson, Jr.)	Director

/s/ DAVID C. NOVAK (David C. Novak)	Director

/s/ LEE R. RAYMOND (Lee R. Raymond)	Director

/s/ WILLIAM C. WELDON (William C. Weldon)	Director

	Capacity	Date

/s/ MICHAEL J. CAVANAGH (Michael J. Cavanagh)	Executive Vice President and Chief Financial Officer
	(Principal Financial Officer)	February 24, 2010

/s/ LOUIS RAUCHENBERGER (Louis Rauchenberger)	Managing Director and Controller (Principal Accounting Officer)