Form 10-Q
period 2010-03-31
J P MORGAN CHASE & CO
filed 2010-05-10
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010           Commission file number 1-5805
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
☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2010: 3,978,693,997

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, ratio and headcount data)
As of or for the period ended,	1Q10	4Q09	3Q09	2Q09	1Q09

Selected income statement data
Total net revenue	$27,671	$23,164	$26,622	$25,623	$25,025
Total noninterest expense	16,124	12,004	13,455	13,520	13,373

Pre-provision profit(a)	11,547	11,160	13,167	12,103	11,652
Provision for credit losses	7,010	7,284	8,104	8,031	8,596

Income before income tax expense and extraordinary gain	4,537	3,876	5,063	4,072	3,056
Income tax expense	1,211	598	1,551	1,351	915

Income before extraordinary gain	3,326	3,278	3,512	2,721	2,141
Extraordinary gain(b)	—	—	76	—	—

Net income	$3,326	$3,278	$3,588	$2,721	$2,141

Per common share data
Basic earnings
Income before extraordinary gain	$0.75	$0.75	$0.80	$0.28	$0.40
Net income	0.75	0.75	0.82	0.28	0.40
Diluted earnings(c)
Income before extraordinary gain	$0.74	$0.74	$0.80	$0.28	$0.40
Net income	0.74	0.74	0.82	0.28	0.40
Cash dividends declared per share	0.05	0.05	0.05	0.05	0.05
Book value per share	39.38	39.88	39.12	37.36	36.78
Common shares outstanding
Weighted average: Basic	3,970.5	3,946.1	3,937.9	3,811.5	3,755.7
Diluted	3,994.7	3,974.1	3,962.0	3,824.1	3,758.7
Common shares at period end(d)	3,975.4	3,942.0	3,938.7	3,924.1	3,757.7
Share price(e)
High	$46.05	$47.47	$46.50	$38.94	$31.64
Low	37.03	40.04	31.59	25.29	14.96
Close	44.75	41.67	43.82	34.11	26.58
Market capitalization	177,897	164,261	172,596	133,852	99,881

Selected ratios
Return on common equity (“ROE”)(c)
Income before extraordinary gain	8%	8%	9%	3%	5%
Net income	8	8	9	3	5
Return on tangible common equity (“ROTCE”)(c)
Income before extraordinary gain	12	12	13	5	8
Net income	12	12	14	5	8
Return on assets (“ROA”)
Income before extraordinary gain	0.66	0.65	0.70	0.54	0.42
Net income	0.66	0.65	0.71	0.54	0.42
Overhead ratio	58	52	51	53	53
Tier 1 capital ratio(f)	11.5	11.1	10.2	9.7	11.4
Total capital ratio	15.1	14.8	13.9	13.3	15.2
Tier 1 leverage ratio	6.6	6.9	6.5	6.2	7.1
Tier 1 common capital ratio(g)	9.1	8.8	8.2	7.7	7.3

Selected balance sheet data (period-end)
Trading assets(f)	$426,128	$411,128	$424,435	$395,626	$429,700
Securities(f)	344,376	360,390	372,867	345,563	333,861
Loans(f)	713,799	633,458	653,144	680,601	708,243
Total assets(f)	2,135,796	2,031,989	2,041,009	2,026,642	2,079,188
Deposits(f)	925,303	938,367	867,977	866,477	906,969
Long-term debt	262,857	266,318	272,124	271,939	261,845
Common stockholders’ equity(f)	156,569	157,213	154,101	146,614	138,201
Total stockholders’ equity(f)	164,721	165,365	162,253	154,766	170,194
Headcount	226,623	222,316	220,861	220,255	219,569

(unaudited)
(in millions, except ratios)
As of or for the period ended	1Q10	4Q09	3Q09	2Q09	1Q09

Credit quality metrics
Allowance for credit losses(f)	$39,126	$32,541	$31,454	$29,818	$28,019
Allowance for loan losses to total retained loans(f)	5.40%	5.04%	4.74%	4.33%	3.95%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)(h)	5.64	5.51	5.28	5.01	4.53
Nonperforming assets	$19,019	$19,741	$20,362	$17,517	$14,654
Net charge-offs	7,910	6,177	6,373	6,019	4,396
Net charge-off rate	4.46%	3.85%	3.84%	3.52%	2.51%
Wholesale net charge-off rate	1.84	2.31	1.93	1.19	0.32
Consumer net charge-off rate	5.56	4.60	4.79	4.69	3.61

(a)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(b)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. The acquisition resulted in negative goodwill, and accordingly, the Firm recognized an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion.

(c)	The calculation of second-quarter 2009 earnings per share and net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of U.S. Troubled Asset Relief Program (“TARP”) preferred capital. Excluding this reduction, the adjusted ROE and ROTCE for the second quarter 2009 would have been 6% and 10%, respectively. The Firm views the adjusted ROE and ROTCE, both non-GAAP financial measures, as meaningful because they enable the comparability to prior periods. For further discussion, see “Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial measures” on pages 14-16 of this Form 10-Q and pages 50-52 of JPMorgan Chase’s 2009 Annual Report.

(d)	On June 5, 2009, the Firm issued $5.8 billion, or 163 million shares, of its common stock at $35.25 per share.

(e)	The principal market for JPMorgan Chase’s common stock is the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(f)	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the transfer of financial assets and the consolidation of variable interest entities (“VIEs”). Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related, adding $87.7 billion and $92.2 billion of assets and liabilities, respectively, and decreasing stockholders’ equity and the Tier I capital ratio by $4.5 billion and 34 basis points, respectively. The reduction to stockholders’ equity was driven by the establishment of an allowance for loan losses of $7.5 billion (pretax) primarily related to receivables held in credit card securitization trusts that were consolidated on the adoption date.

(g)	The Tier 1 common capital ratio is Tier 1 common capital divided by risk-weighed assets. Tier 1 common capital (“Tier 1 common”) is defined as Tier 1 capital less elements of capital not in the form of common equity — such as perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities. The Tier 1 common capital ratio, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position. For further discussion, see Regulatory capital on pages 82-84 of JPMorgan Chase’s 2009 Annual Report.

(h)	Excludes the impact of home lending purchased credit-impaired loans for all periods. Also excludes, as of December 31, 2009, September 30, 2009 and June 30, 2009, the loans held by the Washington Mutual Master Trust, which were consolidated onto the balance sheet at fair value during the second quarter of 2009. Such loans had been fully repaid or charged off as of March 31, 2010. For further discussion, see Allowance for credit losses on pages 78-81 of this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of terms on pages 156-159 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (See Forward-looking Statements on pages 162-163 and Part II, Item 1A: Risk Factors on page 171 of this Form 10-Q), and see Part I, Item 1A, Risk Factors in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (“2009 Annual Report” or “2009 Form 10-K”), to which reference is hereby made.
INTRODUCTION
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.1 trillion in assets, $164.7 billion in stockholders’ equity and operations in more than 60 countries as of March 31, 2010. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
Retail Financial Services
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,100 bank branches (third-largest nationally) and 15,500 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 25,300 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 15,800 auto dealerships and 2,200 schools and universities nationwide.

Card Services
Card Services (“CS”) is one of the nation’s largest credit card issuers, with nearly $150 billion in managed loans and nearly 90 million open accounts. In the three months ended March 31, 2010, customers used Chase cards to meet nearly $70 billion of their spending needs. Through its merchant acquiring business, Chase Paymentech Solutions, Card Services is a global leader in payment processing and merchant acquiring.
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
Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in transaction, investment and information services. TSS is one of the world’s largest cash management providers and a leading global custodian. Treasury Services (“TS”) provides cash management, trade, wholesale card and liquidity products and services to small- and mid-sized companies, multinational corporations, financial institutions and government entities. TS partners with the Commercial Banking, Retail Financial Services and Asset Management businesses to serve clients firmwide. As a result, certain TS revenue is included in other segments’ results. Worldwide Securities Services holds, values, clears and services securities, cash and alternative investments for investors and broker-dealers, and manages depositary receipt programs globally.
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
Financial performance of JPMorgan Chase

	Three months ended March 31,
(in millions, except per share data and ratios)	2010	2009	Change

Selected income statement data
Total net revenue	$27,671	$25,025	11%
Total noninterest expense	16,124	13,373	21
Pre-provision profit	11,547	11,652	(1)
Provision for credit losses	7,010	8,596	(18)
Net income	3,326	2,141	55

Diluted earnings per share	$0.74	$0.40	85
Return on common equity	8%	5%
Capital ratios
Tier 1 capital	11.5	11.4
Tier 1 common capital	9.1	7.3

Business overview
JPMorgan Chase reported first-quarter 2010 net income of $3.3 billion, or $0.74 per share, compared with net income of $2.1 billion, or $0.40 per share, in the first quarter of 2009. Return on common equity for the quarter was 8%, compared with 5% in the prior year. The increase in earnings was driven by a lower provision for credit losses and higher net revenue, partially offset by higher noninterest expense. Strong Fixed Income Markets revenue in the Investment Bank and continued elevated levels of trading and securities gains from the investment portfolio in Corporate contributed to revenue growth. The decrease in the provision for credit losses was driven by a reduction in the allowance for loan losses due to lower loan balances in the Investment Bank (reflecting repayments and loan sales), and lower estimated losses in Card Services. Noninterest expense rose, reflecting increased litigation reserves, including those for mortgage-related matters.
The beginnings of an economic recovery in the U.S. gained momentum in the first quarter of 2010, with favorable developments in financial markets, capital spending and the labor market. These trends, combined with increasing corporate profitability and low inflation, provided support for improving stock markets, asset prices and credit spreads. Household spending expanded but continued to be constrained by high unemployment, modest income growth, lower household wealth and tight credit. The Federal Reserve indicated that these economic conditions were likely to warrant an exceptionally low federal funds rate for an extended period.
The Firm’s net income in the first quarter reflected the improvement in the business environment, with a strong quarter in the Investment Bank and continued solid performance across Asset Management, Commercial Banking and Retail Banking. Although high losses continued in the consumer credit portfolios, delinquencies continued to stabilize and, in some cases, improved. Earnings generated additional capital, resulting in a very strong Tier 1 Capital ratio of 11.5% and a Tier 1 Common ratio of 9.1%. The total firmwide allowance for credit losses was more than $39 billion, or 5.6% of total loans.
JPMorgan Chase continued to contribute to the economic recovery of small businesses and communities. Building on the efforts of the Obama Administration, the Firm expanded its efforts by launching an initiative to increase small-business lending to $10 billion by the end of 2010. During the quarter, the Firm extended $2.1 billion in new small-business credit, with Business Banking originations nearly doubling from last year. In addition, the Firm aims to employ more people and create new jobs across the country and around the world, with plans to add nearly 9,000 new employees in the U.S. alone.
The Firm’s efforts to prevent foreclosures have produced significant results. Since the beginning of 2009, JPMorgan Chase has offered approximately 750,000 trial modifications to struggling homeowners, of which nearly 25% were approved for permanent modification. The Firm approved more than 64,000 permanent modifications during the first quarter of 2010, a 146% increase from the previous quarter. In addition, the Firm recently announced its participation in the U.S. Government’s Second-Lien Modification Program known as 2MP. These mortgage programs are complex to implement and take time to build momentum; however, management believes they could ultimately prevent millions of foreclosures.

The discussion that follows highlights the current-quarter performance of each business segment, compared with the prior-year quarter. Managed basis starts with the reported U.S. GAAP results. For 2010, managed basis includes, for each line of business and the Firm as a whole, certain reclassifications to present total net revenue on a tax-equivalent basis. For 2009, managed basis includes i) the foregoing adjustment; and, ii) for Card Services and the Firm as a whole, certain classifications that assumed credit card loans securitized by Card Services remained on the Consolidated Balance Sheets. Effective January 1, 2010, the Firm adopted new accounting guidance that required the Firm to consolidate its Firm-sponsored credit card securitization trusts; as a result, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For more information about managed basis, as well as other non-GAAP financial measures used by management to evaluate the performance of each line of business, see pages 14—16 of this Form 10-Q.
Investment Bank net income increased from the prior year, driven by strong net revenue, particularly in Fixed Income Markets, and a benefit from the provision for credit losses. Fixed Income Markets revenue reflected strong results across most products. Investment banking fees also rose, driven by higher debt and equity underwriting fees. The provision for credit losses reflected lower loan balances, driven by repayments and loan sales. Noninterest expense was flat to the prior year, as lower performance-based compensation expense was largely offset by increased litigation reserves, including those for mortgage-related matters. Return on equity was 25% on $40 billion of average allocated capital.
Retail Financial Services reported a net loss for the quarter, compared with net income in the first quarter of 2009. The decline was driven by lower net revenue, reflecting the impact of lower mortgage fees and related income, portfolio run-off and lower deposit balances, partially offset by a shift to wider-spread deposit products. The provision for credit losses (excluding purchased credit-impaired loans) decreased from the prior year as delinquency trends improved; however, the allowance for loan losses included an addition of $1.2 billion for further estimated deterioration in the Washington Mutual purchased credit-impaired portfolio. Noninterest expense increased modestly from the prior year as higher default-related expense and increases in sales force and new branch builds were predominantly offset by lower mortgage insurance expense and efficiencies resulting from the Washington Mutual transaction.
Card Services reported an improved net loss compared with the prior year, as a lower provision for credit losses was partially offset by lower net revenue. The decrease in managed net revenue was driven by a decline in net interest income, reflecting lower average managed loan balances (including run-off from the Washington Mutual portfolio), the impact of legislative changes and a decreased level of fees. Partial offsets to the decline included wider loan spreads and a prior-year write-down of securitization interests. The decline in the provision for credit losses included a reduction of $1.0 billion in the allowance for loan losses, reflecting lower estimated losses, partially offset by continued high levels of charge-offs. Noninterest expense increased due to higher marketing expense.
Commercial Banking net income increased from the prior year, driven by a decrease in the provision for credit losses, lower noninterest expense and higher net revenue. Net revenue increased marginally, as overall growth in liability balances, higher lending-related and investment banking fees, and wider loan spreads were predominantly offset by spread compression on liability products and lower loan balances. The provision for credit losses reflected higher charge-offs due to continued weakness in commercial real estate. Noninterest expense declined modestly, driven by lower headcount-related expense, lower volume-related expense and lower FDIC insurance premiums, largely offset by higher performance-based compensation.
Treasury and Securities Services net income decreased from the prior year, driven by lower net revenue in both Worldwide Securities Services and Treasury Services, partially offset by a benefit from the provision for credit losses. Worldwide Securities Services revenue declined due to lower spreads in securities lending, lower liability balances, and the impact of lower volatility on foreign exchange, partially offset by the effects of higher market levels and net inflows on assets under custody. In Treasury Services, lower deposit spreads were partially offset by higher trade loan and card product volumes. Noninterest expense for TSS was flat compared with the prior year.
Asset Management net income increased from the prior year, as higher net revenue was offset partially by higher noninterest expense. Revenue growth was driven by the effect of higher market levels, higher placement fees, net inflows to products with higher margins and higher performance fees; these increases were offset partially by lower net interest income due to narrower deposit spreads. The increase in noninterest expense was driven by higher performance-based compensation and higher headcount-related expense.

Corporate/Private Equity reported net income, compared with a net loss in the first quarter of 2009. The improved results were driven by higher net revenue, reflecting continued elevated levels of net interest income, trading and securities gains from the investment portfolio, and higher private equity gains (compared with losses in the prior year); offsetting the higher revenue was an increase in litigation reserves, including those for mortgage-related matters.
Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for the second quarter of 2010 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm and its lines of business.
As noted above, some normalization of the financial markets has occurred, and there are early indications of broad-based improvements in underlying economic trends. Specifically, the Firm began to see credit delinquencies stabilize and, in certain portfolios, improve. However, economic pressures on consumers continued to drive losses in the consumer loan portfolios in the first quarter of 2010. Further declines in U.S. housing prices in certain markets and increases in the unemployment rate remain possible; if this were to occur, it would adversely affect the Firm’s results. At the same time, the U.S. Congress and regulators (as well as legislative and regulatory bodies in other countries) continue to intensify their focus on the regulation of financial institutions; any legislation or regulations that may be adopted as a result could limit or restrict the Firm’s operations, impose additional costs on the Firm in order to comply with such new laws or regulations, or significantly and adversely affect the revenues of certain lines of business. Accordingly, the Firm continues to monitor closely U.S. and international economies and political environments.
In the Retail Banking business within Retail Financial Services, management expects continued strong revenue over the next several quarters, despite continued economic pressure on consumers and consumer spending levels. Additionally, the Firm has made changes consistent with and, in certain respects, beyond the requirements of newly-enacted legislation, in its policies relating to non-sufficient funds and overdraft fees. Although management estimates are subject to change, such changes may result in an annualized reduction in net income in Retail Banking of approximately $500 million by the fourth quarter of 2010.
In the Mortgage Banking & Other Consumer Lending business within Retail Financial Services, management expects revenue to continue to be negatively affected by continued elevated levels of repurchases of mortgages previously sold to, for example, government-sponsored entities. In the Real Estate Portfolios business within Retail Financial Services, management has not changed prior loss guidance, that quarterly net charge-offs could reach $1.4 billion for the home equity portfolio, $600 million for the prime mortgage portfolio and $500 million for the subprime mortgage portfolio over the next several quarters. However, if the initial improvements in delinquency and other loss trends currently being observed continue, net charge-offs may not reach these levels. Given current origination and production levels, combined with management’s current estimate of portfolio run-off levels, the residential real estate portfolio is expected to decline by approximately 10—15% annually for the foreseeable future. Based on management’s preliminary estimate, the effect of such a reduction in the residential real estate portfolio is expected to reduce 2010 net interest income in the portfolio by more than $1.0 billion from the 2009 level, excluding any impact from changes in the interest rate environment.
Finally, management expects noninterest expense in Retail Financial Services to remain modestly above 2009 levels, reflecting investments in new branch builds and sales force hires, as well as continued elevated servicing-, default- and foreclosed asset-related costs.
Management expects average outstandings in Card Services to decline by approximately 10-15% in 2010 due to run-off of both the Washington Mutual portfolio and lower-yielding promotional balances. In addition, management estimates CS’s annual net income may be adversely affected by approximately $500 million to $750 million as a result of the recently enacted credit card legislation; this estimate is subject to change as components of the new legislation are finalized. The net charge-off rate for Card Services (excluding the Washington Mutual credit card portfolio) is anticipated to be approximately 9.5% in the second quarter of 2010, with the potential for improvement in the second half of 2010. The net charge-off rate for the Washington Mutual credit card portfolio is expected to remain at or above 20% over the next several quarters. Excluding the effect of any potential reserve actions, management currently expects CS to report a net loss in the second quarter of 2010; however, the loss will likely improve from the level reported in the first quarter of 2010. Results in the second half of 2010 will depend on the economic environment and potential reserve actions.

Revenue in the Investment Bank, Treasury & Securities Services and Asset Management will be affected by market levels, volumes and volatility, which will influence client flows and assets under management, supervision and custody. In addition, Investment Bank and Commercial Banking results will continue to be affected by the credit environment, which will influence levels of charge-offs, repayments and reserving actions with regard to credit loss allowances.
Earnings in Private Equity (within the Corporate/Private Equity segment) will likely continue to be volatile and be influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues. Corporate’s net interest income levels and securities gains will generally trend with the size and duration of the investment securities portfolio in Corporate; however, the high level of trading and securities gains in the first quarter of 2010 is not likely to continue throughout 2010. While management currently anticipates that Corporate will realize additional securities gains in the second quarter of 2010, it is not anticipated that such gains will be of the same magnitude as those reported in the first quarter. Over the next several quarters, Corporate quarterly net income (excluding Private Equity, merger-related items and any significant nonrecurring items) is expected to decline to approximately $300 million.
Lastly, with regard to any decision by the Firm’s Board of Directors concerning any increase in the level of the common stock dividend, their determination will be subject to their judgment that the likelihood of another severe economic downturn has sufficiently diminished; that there is evidence of sustained underlying growth in employment for at least several months; that overall business performance and credit have stabilized or improved; and that such action is warranted, taking into consideration the Firm’s earnings outlook, need to maintain adequate capital levels (in light of business needs and regulatory requirements), alternative investment opportunities and appropriate dividend payout ratios. Ultimately, the Board would seek to return to the Firm’s historical dividend ratio of approximately 30% to 40% of normalized earnings over time, though it would consider moving to that level in stages.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 86-88 of this Form 10-Q and pages 127-131 of JPMorgan Chase’s 2009 Annual Report.
Revenue

	Three months ended March 31,
(in millions)	2010	2009	Change

Investment banking fees	$1,461	$1,386	5%
Principal transactions	4,548	2,001	127
Lending- and deposit-related fees	1,646	1,688	(2)
Asset management, administration and commissions	3,265	2,897	13
Securities gains	610	198	208
Mortgage fees and related income	658	1,601	(59)
Credit card income	1,361	1,837	(26)
Other income	412	50	NM

Noninterest revenue	13,961	11,658	20
Net interest income	13,710	13,367	3

Total net revenue	$27,671	$25,025	11

Total net revenue for the first quarter of 2010 was $27.7 billion, up by $2.6 billion, or 11%, from the first quarter of 2009. The increase was driven by the following: higher principal transactions revenue, primarily from higher trading revenue and private equity gains (compared with losses in the prior year) in Corporate/Private Equity, as well as strong fixed income revenue in IB; and higher securities gains on the investment portfolio in Corporate. These were offset partially by lower mortgage fees and related income in RFS.
Investment banking fees increased from the first quarter of 2009, reflecting higher debt and equity underwriting fees, largely offset by lower advisory fees. For a further discussion of investment banking fees, which are primarily recorded in IB, see IB segment results on pages 18-21 of this Form 10-Q.
Principal transactions revenue, which consists of revenue from the Firm’s trading and private equity investing activities, rose from the first quarter of 2009. Trading revenue increased, driven by elevated levels of trading gains on the portfolio in Corporate and strong trading results in fixed income in IB. Also contributing to the increase were higher private equity gains, compared with losses in the prior year. For a further discussion of principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 18-21 and 41-42 respectively, and Note 6 on page 117 of this Form 10-Q.
Lending- and deposit-related fees decreased from the first quarter of 2009, reflecting lower deposit fees in RFS predominantly offset by higher lending-related service fees in IB and CB. For a further discussion of lending- and deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 22-29, the TSS segment results on pages 36-37, and the CB segment results on pages 34-35 of this Form 10-Q.
Asset management, administration and commissions revenue increased compared with the first quarter of 2009, due to higher asset management fees in AM, which were driven by the effect of higher market levels, higher placement fees, net inflows to products with higher margins, and higher performance fees. Also contributing to the increase was higher administration fees in TSS, resulting from the effect of higher market levels and net inflows on assets under custody. For additional information on these fees and commissions, see the segment discussions for AM on pages 38-41 and TSS on pages 36-37 of this Form 10-Q.
Securities gains increased compared with the first quarter of 2009, due to continued repositioning of the Corporate investment securities portfolio in connection with managing the Firm’s structural interest rate risk. For further information on securities gains, which are mostly recorded in the Firm’s Corporate business, and Corporate’s investment securities portfolio, see the Corporate/Private Equity segment discussion on pages 41-42 of this Form 10-Q.
Mortgage fees and related income decreased from the prior year, due to lower mortgage servicing rights (“MSR”) risk management results and lower mortgage production revenue, partially offset by higher mortgage operating income. For a discussion of mortgage fees and related income, which is recorded primarily in RFS, see RFS’s Mortgage Banking & Other Consumer Lending discussion on pages 25-26 of this Form 10-Q.
Credit card income decreased from the first quarter of 2009, due predominantly to the impact of new consolidation guidance related to VIEs, effective January 1, 2010, that required the Firm to consolidate the assets and liabilities of its

Firm-sponsored credit card securitization trusts. Adoption of the new guidance resulted in the elimination of all servicing fees received from Firm-sponsored credit card securitization trusts (offset by a respective increase in net interest income and provision for loan losses). For a more detailed discussion of the impact of the adoption on the Consolidated Statements of Income, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q. For a further discussion of credit card income, see the CS segment results on pages 30-33 of this Form 10-Q.
Other income increased from the prior year, predominantly reflecting the absence of a prior-year write-down of securitization interests in CS, and lower valuation losses on other real estate owned (“REO”).
Net interest income was $13.7 billion, an increase of $343 million from the first quarter of the prior year, driven by the impact of the new consolidation guidance related to VIEs, effective January 1, 2010; this increased net interest income by approximately $1.8 billion, mainly as a result of the consolidation of Firm-sponsored credit card securitization trusts. The Firm’s interest-earning assets were $1.7 trillion, and the net yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 3.32%, an increase of 3 basis points from 2009. Excluding the impact of the adoption of the new consolidation guidance, the decrease in net interest income was driven by the following: lower average loans, including consumer loans in CS (which included run-off of Washington Mutual credit card loans) and RFS, as well as wholesale loans in IB, in part, from repayments and loan sales; the impact of legislative changes in CS; lower fees on credit card receivables; and lower average deposit balances. For a more detailed discussion of the impact of the adoption on the Consolidated Statements of Income, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q.

Provision for credit losses	Three months ended March 31,
(in millions)	2010	2009	Change

Wholesale	$(236)	$1,530	NM
Consumer	7,246	7,066	3%

Total provision for credit losses	$7,010	$8,596	(18)

Provision for credit losses
The provision for credit losses in the first quarter of 2010 was $7.0 billion, a decrease of $1.6 billion from the comparable quarter in 2009. The wholesale provision for credit losses was a benefit of $236 million, compared with a charge of $1.5 billion in the prior year, reflecting a reduction in the allowance for loan losses due to repayments and loan sales. The benefit was partially offset by higher provisions related to higher net charge-offs, mainly related to continued weakness in commercial real estate. The consumer provision for credit losses was $7.2 billion, compared with $7.1 billion in 2009, reflecting the following: the impact of new consolidation guidance related to VIEs, effective January 1, 2010, which added approximately $1.7 billion to the provision; a $1.2 billion addition to the allowance in RFS related to further estimated deterioration in the Washington Mutual prime and option adjustable-rate mortgage (“ARM”) purchased credit-impaired pools; and the continued high levels of charge-offs across most consumer portfolios. These were partially offset by a reduction of $1.0 billion to the allowance in CS, reflecting lower estimated losses. In RFS and CS, the prior-year provision included additions of $1.7 billion and $1.2 billion, respectively, to the allowance. For a more detailed discussion of the impact of the adoption on the Consolidated Statements of Income, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 22-29, CS on pages 30-33, IB on pages 18-21 and CB on pages 34-35, and the Allowance for Credit Losses section on pages 78-81 of this Form 10-Q.

Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended March 31,
(in millions)	2010	2009	Change

Compensation expense	$7,276	$7,588	(4)%
Noncompensation expense:
Occupancy expense	869	885	(2)
Technology, communications and equipment expense	1,137	1,146	(1)
Professional and outside services	1,575	1,515	4
Marketing	583	384	52
Other expense(a)(b)	4,441	1,375	223
Amortization of intangibles	243	275	(12)

Total noncompensation expense	8,848	5,580	59
Merger costs	—	205	NM

Total noninterest expense	$16,124	$13,373	21

(a)	The first quarter of 2010 includes $2.9 billion of litigation expense compared with a net benefit of $270 million in the first quarter of 2009.

(b)	Includes foreclosed property expense of $303 million and $325 million for the three months ended March 31, 2010 and 2009, respectively. For additional information regarding foreclosed property, see Note 13 on page 196 of JPMorgan Chase’s 2009 Annual Report.
Total noninterest expense for the first quarter of 2010 was $16.1 billion, up by $2.8 billion, or 21%, from the first quarter of 2009. The increase was due to additions to litigation reserves in Corporate/Private Equity and IB, including those for mortgage-related matters and, to a lesser extent, higher marketing expense in CS. These were offset partially by lower compensation expense and the absence of merger costs in 2010, compared with $205 million in the first quarter of 2009.
Compensation expense decreased in the first quarter of 2010 compared with the prior-year period, reflecting lower performance-based compensation expense in IB. This was offset partially by ongoing investments in the businesses, including the RFS sales force.
Noncompensation expense increased from the first quarter of 2009, due predominantly to additions to litigation reserves recorded in other expense for Corporate/Private Equity and IB, including those for mortgage-related matters. The increase was also due to higher marketing expense in CS and was partially offset by lower mortgage insurance expense.
There were no merger costs recorded in the first quarter of 2010, compared with $205 million recorded in the first quarter of 2009. For information on merger costs, refer to Note 10 on page 119 of this Form 10-Q.
Income tax expense
The following table presents the Firm’s income before income tax expense, income tax expense and effective tax rate.

	Three months ended March 31,
(in millions, except rate)	2010	2009

Income before income tax expense	$4,537	$3,056
Income tax expense	1,211	915
Effective tax rate	26.7%	29.9%

The decrease in the effective tax rate compared with the first quarter of 2009 was primarily the result of tax benefits recognized upon the resolution of tax audits in the first quarter of 2010, increased tax-exempt income, increased business tax credits and increased non-U.S. income not subject to U.S. taxation. The decrease was partially offset by the impact of higher reported pretax income and higher state and local income taxes in the first quarter of 2010. For a further discussion of income taxes, see Critical Accounting Estimates Used by the Firm on pages 86-88 of this Form 10-Q.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 90-93 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the business segments) on a FTE basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits is presented in the managed results on a basis comparable to taxable securities and investments. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the lines of business.
Prior to January 1, 2010, the Firm’s managed-basis presentation also included certain reclassification adjustments that assumed credit card loans securitized by CS remained on the balance sheet. Effective January 1, 2010, the Firm adopted new accounting guidance that required the Firm to consolidate its Firm-sponsored credit card securitizations trusts. The income, expense and credit costs associated with these securitization activities are now recorded in the 2010 Consolidated Statements of Income in the same classifications that were previously used to report such items on a managed basis. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For additional information on the new accounting guidance, see Note 15 on pages 131-142 of this Form 10-Q.
The presentation in 2009 of CS results on a managed basis assumed that credit card loans that had been securitized and sold in accordance with U.S. GAAP remained on the Consolidated Balance Sheets, and that the earnings on the securitized loans were classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. JPMorgan Chase used the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations were funded and decisions were made about allocating resources, such as employees and capital, based on managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance affects both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believed that this managed-basis information was useful to investors, as it enabled them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of 2009 reported to managed basis results for CS, see CS segment results on pages 30-33 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 15 on pages 131-142 of this Form 10-Q.
Tangible common equity (“TCE”) represents common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less identifiable intangible assets (other than MSRs) and goodwill, net of related deferred tax liabilities. ROTCE, a non-GAAP financial ratio, measures the Firm’s earnings as a percentage of TCE and is, in management’s view, a meaningful measure to assess the Firm’s use of equity.
Management also uses certain non-GAAP financial measures at the business-segment level, because it believes these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and, therefore, facilitate a comparison of the business segment with the performance of its competitors.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31, 2010
	Reported	Credit	Fully tax-equivalent	Managed
(in millions, except per share and ratios)	results	card	adjustments	Basis

Revenue
Investment banking fees	$1,461	NA	$—	$1,461
Principal transactions	4,548	NA	—	4,548
Lending- and deposit-related fees	1,646	NA	—	1,646
Asset management, administration and commissions	3,265	NA	—	3,265
Securities gains	610	NA	—	610
Mortgage fees and related income	658	NA	—	658
Credit card income	1,361	NA	—	1,361
Other income	412	NA	411	823

Noninterest revenue	13,961	NA	411	14,372
Net interest income	13,710	NA	90	13,800

Total net revenue	27,671	NA	501	28,172
Noninterest expense	16,124	NA	—	16,124

Pre-provision profit	11,547	NA	501	12,048
Provision for credit losses	7,010	NA	—	7,010

Income before income tax expense	4,537	NA	501	5,038
Income tax expense	1,211	NA	501	1,712

Net income	$3,326	NA	$—	$3,326

Diluted earnings per share	$0.74	NA	$—	$0.74
Return on assets	0.66%	NA	NM	0.66%
Overhead ratio	58	NA	NM	57

	Three months ended March 31, 2009
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(a)	adjustments	Basis

Revenue
Investment banking fees	$1,386	$—	$—	$1,386
Principal transactions	2,001	—	—	2,001
Lending- and deposit-related fees	1,688	—	—	1,688
Asset management, administration and commissions	2,897	—	—	2,897
Securities gains	198	—	—	198
Mortgage fees and related income	1,601	—	—	1,601
Credit card income	1,837	(540)	—	1,297
Other income	50	—	337	387

Noninterest revenue	11,658	(540)	337	11,455
Net interest income	13,367	2,004	96	15,467

Total net revenue	25,025	1,464	433	26,922
Noninterest expense	13,373	—	—	13,373

Pre-provision profit	11,652	1,464	433	13,549
Provision for credit losses	8,596	1,464	—	10,060

Income before income tax expense	3,056	—	433	3,489
Income tax expense	915	—	433	1,348

Net income	$2,141	$—	$—	$2,141

Diluted earnings per share	$0.40	$—	$—	$0.40
Return on assets	0.42%	NM	NM	0.40%
Overhead ratio	53	NM	NM	50

(a)	See pages 30-33 of this Form 10-Q for a discussion of the effect of credit card securitizations on CS results.

Three months ended March 31,	2010			2009
(in millions)	Reported	Securitized(a)	Reported	Reported	Securitized(a)	Managed

Loans — Period-end	$713,799	NA	$713,799	$708,243	$85,220	$793,463
Total assets — average	2,038,680	NA	2,038,680	2,067,119	82,782	2,149,901

(a)	Loans securitized is defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans as of March 31, 2009. For further discussion of the credit card securitizations, see Note 15 on pages 131-142 of this Form 10-Q.

Average tangible common equity

	Three months ended
(in millions)	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009

Common stockholders’ equity	$156,094	$156,525	$149,468	$140,865	$136,493
Less: Goodwill	48,542	48,341	48,328	48,273	48,071
Less: Certain identifiable intangible assets	4,307	4,741	4,984	5,218	5,443
Add: Deferred tax liabilities(a)	2,541	2,533	2,531	2,518	2,609

Tangible common equity (TCE)	$105,786	$105,976	$98,687	$89,892	$85,588

(a)	Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.
Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding home lending purchased credit-impaired loans. For a further discussion of this credit metric, see Allowance for Credit Losses on pages 78-81 of this Form 10-Q.

BUSINESS SEGMENT RESULTS
The Firm is managed on a line of business basis. The business segment financial results presented reflect the current organization of JPMorgan Chase. There are six major reportable business segments: the Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. For a further discussion of those methodologies, see Business Segment Results — Description of business segment reporting methodology on pages 53-54 of JPMorgan Chase’s 2009 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to each line of business with the changes anticipated to occur in the business, and in the competitive and regulatory landscape. Equity was assigned to the lines of business based on the Tier 1 common standard, rather than the Tier 1 capital standard. For a further discussion of the changes, see Capital Management — Line of business equity on pages 51-52 of this Form 10-Q.
Segment Results — Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

Three months ended										Return
March 31,	Total net revenue			Noninterest expense			Net income/(loss)			on equity
(in millions, except ratios)	2010	2009	Change	2010	2009	Change	2010	2009	Change	2010	2009

Investment Bank(b)	$8,319	$8,371	(1)%	$4,838	$4,774	1%	$2,471	$1,606	54%	25%	20%
Retail Financial Services	7,776	8,835	(12)	4,242	4,171	2	(131)	474	NM	(2)	8
Card Services	4,447	5,129	(13)	1,402	1,346	4	(303)	(547)	45	(8)	(15)
Commercial Banking	1,416	1,402	1	539	553	(3)	390	338	15	20	17
Treasury & Securities Services	1,756	1,821	(4)	1,325	1,319	—	279	308	(9)	17	25
Asset Management	2,131	1,703	25	1,442	1,298	11	392	224	75	24	13
Corporate/Private Equity(b)	2,327	(339)	NM	2,336	(88)	NM	228	(262)	NM	NM	NM

Total	$28,172	$26,922	5%	$16,124	$13,373	21%	$3,326	$2,141	55%	8%	5%

(a)	Represents reported results on a tax-equivalent basis. The managed basis also assumes that credit card loans in Firm-sponsored credit card securitization trusts remained on the balance sheet for 2009. Firm-sponsored credit card securitizations were consolidated at their carrying values on January 1, 2010, under the new consolidation guidance related to VIEs.

(b)	In the second quarter of 2009, IB began reporting credit reimbursement from TSS as a component of total net revenue, whereas TSS continues to report its credit reimbursement to IB as a separate line item on its income statement (not part of total net revenue). Corporate/Private Equity includes an adjustment to offset IB’s inclusion of the credit reimbursement in total net revenue.

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 55-57 of JPMorgan Chase’s 2009 Annual Report and page 5 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2010	2009	Change

Revenue
Investment banking fees	$1,446	$1,380	5%
Principal transactions	3,931	3,515	12
Lending- and deposit-related fees	202	138	46
Asset management, administration and commissions	563	692	(19)
All other income(a)	49	(56)	NM

Noninterest revenue	6,191	5,669	9
Net interest income(b)	2,128	2,702	(21)

Total net revenue(c)	8,319	8,371	(1)

Provision for credit losses	(462)	1,210	NM

Noninterest expense
Compensation expense	2,928	3,330	(12)
Noncompensation expense	1,910	1,444	32

Total noninterest expense	4,838	4,774	1

Income before income tax expense	3,943	2,387	65
Income tax expense	1,472	781	88

Net income	$2,471	$1,606	54

Financial ratios
ROE	25%	20%
ROA	1.48	0.89
Overhead ratio	58	57
Compensation expense as a percentage of total net revenue	35	40

Revenue by business
Investment banking fees:
Advisory	$305	$479	(36)
Equity underwriting	413	308	34
Debt underwriting	728	593	23

Total investment banking fees	1,446	1,380	5
Fixed income markets	5,464	4,889	12
Equity markets	1,462	1,773	(18)
Credit portfolio(a)	(53)	329	NM

Total net revenue	$8,319	$8,371	(1)

Revenue by region(a)
Americas	$4,562	$4,316	6
Europe/Middle East/Africa	2,814	3,073	(8)
Asia/Pacific	943	982	(4)

Total net revenue	$8,319	$8,371	(1)

(a)	TSS was charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS. IB recognizes this credit reimbursement in its credit portfolio business in all other income.

(b)	The decrease in net interest income in the first quarter was primarily due to lower loan balances and lower Prime Services spreads.

(c)	Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments, as well as tax-exempt income from municipal bond investments of $403 million and $365 million for the quarters ended March 31, 2010 and 2009, respectively.

Quarterly results
Net income was $2.5 billion, an increase of $865 million from the prior year. These results reflected strong net revenue, particularly in Fixed Income Markets, and a benefit from the provision for credit losses.
Net revenue was $8.3 billion, compared with $8.4 billion in the prior year. Investment banking fees increased by 5% to $1.4 billion, consisting of debt underwriting fees of $728 million (up 23%), equity underwriting fees of $413 million (up 34%), and advisory fees of $305 million (down 36%). Fixed Income Markets revenue was $5.5 billion, compared with $4.9 billion in the prior year, reflecting strong results across most products. Equity Markets revenue was $1.5 billion, compared with $1.8 billion in the prior year, reflecting solid client revenue and strong trading results. Credit Portfolio revenue was a loss of $53 million.
The provision for credit losses was a benefit of $462 million, compared with an expense of $1.2 billion in the prior year. The current-quarter provision reflected lower loan balances, driven by repayments and loan sales. The allowance for loan losses to end-of-period loans retained was 4.9%, compared with 7.0% in the prior year. The decline in the allowance ratio was due largely to the high credit quality of the retained loans that were consolidated as assets of the Firm-administered multi-seller conduits in accordance with new consolidation guidance related to VIEs, effective January 1, 2010. Net charge-offs were $697 million, compared with $36 million in the prior year. Nonperforming loans were $2.7 billion, down by $763 million from last quarter, and up by $946 million from the prior year.
Noninterest expense was $4.8 billion, flat to the prior year, as lower performance-based compensation expense was largely offset by increased litigation reserves, including those for mortgage-related matters.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratios)	2010	2009	Change

Selected balance sheet data (period-end)
Loans(a):
Loans retained(b)	$53,010	$66,506	(20)%
Loans held-for-sale and loans at fair value	3,594	10,993	(67)

Total loans	56,604	77,499	(27)
Equity	40,000	33,000	21

Selected balance sheet data (average)
Total assets	$676,122	$733,166	(8)
Trading assets — debt and equity instruments	284,085	272,998	4
Trading assets — derivative receivables	66,151	125,021	(47)
Loans(a):
Loans retained(b)	58,501	70,041	(16)
Loans held-for-sale and loans at fair value	3,150	12,402	(75)

Total loans	61,651	82,443	(25)
Adjusted assets(c)	506,635	589,163	(14)
Equity	40,000	33,000	21

Headcount	24,977	26,142	(4)

Credit data and quality statistics
Net charge-offs	$697	$36	NM
Nonperforming assets:
Nonperforming loans:
Nonperforming loans retained(b)(d)	2,459	1,738	41
Nonperforming loans held-for-sale and loans at fair value	282	57	395

Total nonperforming loans	2,741	1,795	53
Derivative receivables	363	1,010	(64)
Assets acquired in loan satisfactions	185	236	(22)

Total nonperforming assets	3,289	3,041	8
Allowance for credit losses:
Allowance for loan losses	2,601	4,682	(44)
Allowance for lending-related commitments	482	295	63

Total allowance for credit losses	3,083	4,977	(38)
Net charge-off rate(b)(e)	4.83%	0.21%
Allowance for loan losses to period-end loans retained(b)(e)	4.91	7.04
Allowance for loan losses to average loans retained(b)(e)	4.45	6.68
Allowance for loan losses to nonperforming loans retained (b)(d)(e)	106	269
Nonperforming loans to total period-end loans	4.84	2.32
Nonperforming loans to total average loans	4.45	2.18
Market risk—average trading and credit portfolio VaR — 95% confidence level
Trading activities:
Fixed income	$69	$158	(56)
Foreign exchange	13	23	(43)
Equities	24	97	(75)
Commodities and other	15	20	(25)
Diversification(f)	(49)	(108)	55

Total trading VaR(g)	72	190	(62)
Credit portfolio VaR(h)	19	86	(78)
Diversification(f)	(9)	(63)	86

Total trading and credit portfolio VaR	$82	$213	(62)

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-administered multi-seller conduits. As a result, $15.1 billion of related loans were recorded in loans on the Consolidated Balance Sheets.

(b)	Loans retained include credit portfolio loans, leveraged leases and other accrual loans, and exclude loans held-for-sale and loans accounted for at fair value.

(c)	Adjusted assets, a non-GAAP financial measure, equals total assets minus: (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of consolidated VIEs; (3) cash and securities segregated and on deposit for regulatory and other purposes; (4) goodwill and intangibles; (5) securities received as collateral; and (6) investments purchased under the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML Facility”). The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

(d)	Allowance for loan losses of $811 million and $767 million were held against these nonperforming loans at March 31, 2010 and 2009, respectively.

(e)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.

(f)	Average VaR was less than the sum of the VaRs of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. For a further discussion of VaR, see pages 81-83 of this Form 10-Q. The risk of a portfolio of positions is usually less than the sum of the risks of the positions themselves.

(g)	Trading VaR includes predominantly all trading activities in IB, as well as syndicated lending facilities that the Firm intends to distribute; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See VaR discussion on pages 81-83 and the DVA Sensitivity table on page 84 of this Form 10-Q for further details. Trading VaR includes the estimated credit spread sensitivity of certain mortgage products.

(h)	Includes VaR on derivative credit valuation adjustments (“CVA”), hedges of the CVA and mark-to-market (“MTM”) hedges of the retained loan portfolio, which were all reported in principal transactions revenue. This VaR does not include the retained loan portfolio.
According to Dealogic, for the first three months of 2010, the Firm was ranked #1 in Global Debt, Equity and Equity-Related; #1 in Global Equity and Equity-Related; #3 in Global Long-Term Debt; #1 in Global Syndicated Loans and #5 in Global Announced M&A based on volume.
According to Dealogic, the Firm was ranked #1 in Investment Banking fees generated for the first three months of 2010, based on revenue.

	Three months ended March 31, 2010		Full-year 2009
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global investment banking fees(b)	8%	#1	9%	#1
Global debt, equity and equity-related	7	1	9	1
Global syndicated loans	9	1	8	1
Global long-term debt(c)	7	3	8	1
Global equity and equity-related(d)	9	1	12	1
Global announced M&A(e)	18	5	25	3
U.S. debt, equity and equity-related	12	2	15	1
U.S. syndicated loans	21	1	22	1
U.S. long-term debt(c)	11	2	14	1
U.S. equity and equity-related(d)	20	1	16	2
U.S. announced M&A(e)	29	3	37	2

(a)	Source: Dealogic. Global Investment Banking fees reflects fee rank and share. Remainder of rankings reflect volume rank and share.

(b)	Global IB fees exclude money market, short-term debt and shelf deals.

(c)	Long-term debt tables include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities and mortgage-backed securities; and exclude money market, short-term debt, and U.S. municipal securities.

(d)	Equity and equity-related rankings include rights offerings and Chinese A-Shares.

(e)	Global announced M&A is based on value at announcement; all other rankings are based on proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. M&A for the first quarter of 2010 and full-year 2009 reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.

RETAIL FINANCIAL SERVICES
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,100 bank branches (third-largest nationally) and 15,500 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 25,300 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 15,800 auto dealerships and 2,200 schools and universities nationwide. Prior to January 1, 2010, RFS was reported as: Retail Banking and Consumer Lending. Commencing January 1, 2010, RFS is presenting Consumer Lending for reporting purposes as: (1) Mortgage Banking & Other Consumer Lending, and (2) Real Estate Portfolios. Mortgage Banking & Other Consumer Lending comprises mortgage production and servicing, auto finance, and student and other lending activities. Real Estate Portfolios comprises residential mortgages and home equity loans, including the purchased credit-impaired portfolio acquired in the Washington Mutual transaction. This change is intended solely to provide further clarity around the Real Estate Portfolios. Retail Banking, which includes branch banking and business banking activities, is not affected by these reporting revisions.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2010	2009	Change

Revenue
Lending- and deposit-related fees	$841	$948	(11)%
Asset management, administration and commissions	452	435	4
Mortgage fees and related income	655	1,633	(60)
Credit card income	450	367	23
Other income	354	214	65

Noninterest revenue	2,752	3,597	(23)
Net interest income	5,024	5,238	(4)

Total net revenue	7,776	8,835	(12)

Provision for credit losses	3,733	3,877	(4)

Noninterest expense
Compensation expense	1,770	1,631	9
Noncompensation expense	2,402	2,457	(2)
Amortization of intangibles	70	83	(16)

Total noninterest expense	4,242	4,171	2

Income/(loss) before income tax expense/(benefit)	(199)	787	NM
Income tax expense/(benefit)	(68)	313	NM

Net income/(loss)	$(131)	$474	NM

Financial ratios
ROE	(2)%	8%
Overhead ratio	55	47
Overhead ratio excluding core deposit intangibles(a)	54	46

(a)	Retail Financial Services uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excludes Retail Banking’s CDI amortization expense related to prior business combination transactions of $70 million and $83 million for the quarters ended March 31, 2010 and 2009, respectively.
Quarterly results
Retail Financial Services reported a net loss of $131 million, compared with net income of $474 million in the prior year.
Net revenue was $7.8 billion, a decrease of $1.1 billion, or 12%, from the prior year. Net interest income was $5.0 billion, down by $214 million, or 4%, reflecting the impact of lower loan and deposit balances, partially offset by a shift to wider-spread deposit products. Noninterest revenue was $2.8 billion, down by $845 million, or 23%, driven by lower mortgage fees and related income.

The provision for credit losses was $3.7 billion, a decrease of $144 million from the prior year. Economic pressure on consumers continued to drive losses for the mortgage and home equity portfolios. The provision included an addition of $1.2 billion to the allowance for loan losses for further estimated deterioration in the Washington Mutual purchased credit-impaired portfolio. The prior-year provision included an addition to the allowance for loan losses of $1.7 billion. Home equity net charge-offs were $1.1 billion (4.59% net charge-off rate), compared with $1.1 billion (3.93% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $457 million (13.43% net charge-off rate), compared with $364 million (9.91% net charge-off rate) in the prior year. Prime mortgage net charge-offs were $459 million (3.10% net charge-off rate), compared with $312 million (1.95% net charge-off rate) in the prior year.
Noninterest expense was $4.2 billion, an increase of $71 million, or 2%, from the prior year.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratios)	2010	2009	Change

Selected balance sheet data (period-end)
Assets	$382,475	$412,505	(7)%
Loans:
Loans retained	339,002	364,220	(7)
Loans held-for-sale and loans at fair value(a)	11,296	12,529	(10)

Total loans	350,298	376,749	(7)
Deposits	362,470	380,140	(5)
Equity	28,000	25,000	12

Selected balance sheet data (average)
Assets	$393,867	$423,472	(7)
Loans:
Loans retained	342,997	366,925	(7)
Loans held-for-sale and loans at fair value(a)	17,055	16,526	3

Total loans	360,052	383,451	(6)
Deposits	356,934	370,278	(4)
Equity	28,000	25,000	12

Headcount	112,616	100,677	12

Credit data and quality statistics
Net charge-offs	$2,438	$2,176	12
Nonperforming loans:
Nonperforming loans retained	10,769	7,714	40
Nonperforming loans held-for-sale and loans at fair value	217	264	(18)

Total nonperforming loans(b)(c)(d)	10,986	7,978	38
Nonperforming assets(b)(c)(d)	12,191	9,846	24
Allowance for loan losses	16,200	10,619	53

Net charge-off rate(e)	2.88%	2.41%
Net charge-off rate excluding purchased credit-impaired loans(e)(f)	3.76	3.16
Allowance for loan losses to ending loans retained(e)	4.78	2.92
Allowance for loan losses to ending loans retained excluding purchased credit-impaired loans(e)(f)	5.16	3.84
Allowance for loan losses to nonperforming loans retained(b)(e)(f)	124	138
Nonperforming loans to total loans	3.14	2.12
Nonperforming loans to total loans excluding purchased credit-impaired loans(b)	4.05	2.76

(a)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $8.4 billion and $8.9 billion at March 31, 2010 and 2009, respectively. Average balances of these loans totaled $14.2 billion and $13.4 billion for the quarters ended March 31, 2010 and 2009, respectively.

(b)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing.

(c)	Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(d)	At March 31, 2010 and 2009, nonperforming loans and assets exclude: (1) mortgage loans insured by U.S. government agencies of $10.5 billion and $4.2 billion, respectively; (2) real estate owned insured by U.S. government agencies of $707 million and $433 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $581 million and $433 million, respectively. These amounts are excluded as reimbursement is proceeding normally.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

(f)	Excludes the impact of purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $2.8 billion was recorded for these loans at March 31, 2010, which has also been excluded from applicable ratios. No allowance for loan losses was recorded for these loans at March 31, 2009. To date, no charge-offs have been recorded for these loans.

RETAIL BANKING

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2010	2009	Change

Noninterest revenue	$1,702	$1,718	(1)%
Net interest income	2,635	2,614	1

Total net revenue	4,337	4,332	—
Provision for credit losses	191	325	(41)
Noninterest expense	2,577	2,580	—

Income before income tax expense	1,569	1,427	10
Net income	$898	$863	4

Overhead ratio	59%	60%
Overhead ratio excluding core deposit intangibles(a)	58	58

(a)	Retail Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excludes Retail Banking’s CDI amortization expense related to prior business combination transactions of $70 million and $83 million for the quarters ended March 31, 2010 and 2009, respectively.
Quarterly results
Retail Banking reported net income of $898 million, an increase of $35 million, or 4%, compared with the prior year.
Net revenue was $4.3 billion, flat compared with the prior year. Net interest income benefited from a shift to wider-spread deposit products, largely offset by a decline in time deposit balances. The decrease in noninterest revenue was driven by declining deposit-related fees, predominantly offset by an increase in debit card income.
The provision for credit losses was $191 million, compared with $325 million in the prior year. The prior-year provision reflected a $150 million increase in the allowance for loan losses for Business Banking.
Noninterest expense was $2.6 billion, flat compared with the prior year, as efficiencies from the Washington Mutual integration offset increases in sales force and new branch builds.

Selected metrics	Three months ended March 31,
(in billions, except ratios and where otherwise noted)	2010	2009	Change

Business metrics

Business banking origination volume	$0.9	$0.5	96%
End-of-period loans owned	16.8	18.2	(8)
End-of-period deposits:
Checking	$123.8	$113.9	9
Savings	163.4	152.4	7
Time and other	53.2	86.5	(38)

Total end-of-period deposits	340.4	352.8	(4)
Average loans owned	$16.9	$18.4	(8)
Average deposits:
Checking	$119.7	$109.4	9
Savings	158.6	148.2	7
Time and other	55.6	88.2	(37)

Total average deposits	333.9	345.8	(3)
Deposit margin	3.02%	2.85%
Average assets	$28.9	$30.2	(4)

Credit data and quality statistics (in millions, except ratio)
Net charge-offs	$191	$175	9
Net charge-off rate	4.58%	3.86%
Nonperforming assets	$872	$579	51

Retail branch business metrics
Investment sales volume (in millions)	$5,956	$4,398	35

Number of:
Branches	5,155	5,186	(1)
ATMs	15,549	14,159	10
Personal bankers	19,003	15,544	22
Sales specialists	6,315	5,454	16
Active online customers (in thousands)	16,208	12,882	26
Checking accounts (in thousands)	25,830	24,984	3

MORTGAGE BANKING & OTHER CONSUMER LENDING

Selected income statement data	Three months ended March 31,
(in millions, except ratio)	2010	2009	Change

Noninterest revenue(a)	$1,018	$1,921	(47)%
Net interest income	893	808	11

Total net revenue	1,911	2,729	(30)
Provision for credit losses	217	405	(46)
Noninterest expense	1,246	1,137	10

Income before income tax expense	448	1,187	(62)

Net income(a)	$257	$730	(65)
Overhead ratio	65%	42%

(a)	Losses related to the repurchase of previously-sold loans are recorded as a reduction of production revenue. These losses totaled $432 million and $220 million for the quarters ended March 31, 2010 and 2009, respectively. The losses resulted in a negative impact on net income of $252 million and $135 million for the quarters ended March 31, 2010 and 2009, respectively. For further discussion, see Repurchase Liability on pages 47-48 and Note 22 on pages 149-152 of this Form 10-Q, and Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.
Quarterly results
Mortgage Banking & Other Consumer Lending reported net income of $257 million, compared with $730 million in the prior year. The decrease was driven by lower noninterest revenue and higher noninterest expense, partially offset by the lower provision for credit losses.
Net revenue was $1.9 billion, down by $818 million, or 30%, from the prior year. The decline was driven by lower mortgage fees and related income, partially offset by an increase in net interest income, reflecting the impact of higher auto loan balances and wider auto loan spreads. Mortgage fees and related income decreased due to lower MSR risk management results and lower mortgage production revenue, partially offset by higher mortgage operating income. MSR risk management results were $152 million, compared with $1.0 billion in the prior year. Mortgage production revenue was $1 million, compared with $481 million in the prior year, as a result of an increase in losses from the repurchase of previously-sold loans, a decline in new originations and narrower spreads. Mortgage operating revenue, which represents loan servicing revenue net of other changes in fair value of the MSR asset, was $502 million, up by $353 million. The increase was driven by other changes in the fair value of the MSR asset, partially offset by lower servicing revenue as a result of lower third-party loans serviced.
The provision for credit losses, predominantly related to the auto and student loan portfolios, was $217 million, compared with $405 million in the prior year. The prior-year provision reflected a $150 million increase in the allowance for loan losses for student loans.
Noninterest expense was $1.2 billion, up by $109 million, or 10%, from the prior year, driven by default-related expense, partially offset by a decrease in mortgage insurance expense.

Selected metrics	Three months ended March 31,
(in billions, except ratios and where otherwise noted)	2010	2009	Change

Business metrics
End-of-period loans owned:
Auto loans	$47.4	$43.1	10%
Mortgage(a)	13.7	8.8	56
Student loans and other	17.4	17.4	—

Total end-of-period loans owned	78.5	69.3	13

Average loans owned:
Auto loans	$46.9	$42.5	10
Mortgage(a)	12.5	7.4	69
Student loans and other	18.4	17.6	5

Total average loans owned(b)	77.8	67.5	15

Credit data and quality statistics (in millions, except ratios)
Net charge-offs:
Auto loans	$102	$174	(41)
Mortgage	6	5	20
Student loans and other	64	34	88

Total net charge-offs	172	213	(19)

Net charge-off rate:
Auto loans	0.88%	1.66%
Mortgage	0.20	0.29
Student loans and other	1.64	0.92
Total net charge-off rate(b)	0.93	1.34

30+ day delinquency rate(c)(d)	1.47%	1.56%
Nonperforming assets (in millions)(e)	$1,006	$830	21

Origination volume:
Mortgage origination volume by channel
Retail	$11.4	$13.6	(16)%
Wholesale(f)	0.4	1.6	(75)
Correspondent(f)	16.0	18.0	(11)
CNT (negotiated transactions)	3.9	4.5	(13)

Total mortgage origination volume	31.7	37.7	(16)

Student loans	$1.6	$1.7	(6)
Auto	6.3	5.6	13

Selected metrics	Three months ended March 31,
(in billions, except ratios and where otherwise noted)	2010		2009		Change

Application volume:
Mortgage application volume by channel
Retail	$20.3		$32.7		(38)%
Wholesale(f)	0.8		1.8		(56)
Correspondent(f)	18.2		29.2		(38)

Total mortgage application volume	$39.3		$63.7		(38)

Average mortgage loans held-for-sale and loans at fair value(g):	$14.5		$14.0		4
Average assets	124.8		113.4		10
Third-party mortgage loans serviced (ending)	1,075.0		1,148.8		(6)
Third-party mortgage loans serviced (average)	1,076.4		1,155.0		(7)
MSR net carrying value (ending)	15.5		10.6		46
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	1.44%		0.92%

Supplemental mortgage fees and related income details (in millions)

Production revenue:	$1		$481		(100)

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,107		1,222		(9)
Other changes in MSR asset fair value	(605)		(1,073)		44

Total operating revenue	502		149		237
Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model	(96)		1,310		NM
Derivative valuation adjustments and other	248		(307)		NM

Total risk management	152		1,003		(85)

Total net mortgage servicing revenue	654		1,152		(43)

Mortgage fees and related income	$655		$1,633		(60)

Ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average)	0.42%		0.43%
MSR revenue multiple(h)	3.43	x	2.14	x

(a)	Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies.

(b)	Total average loans owned includes loans held-for-sale of $2.9 billion and $3.1 billion for the quarters ended March 31, 2010 and 2009, respectively. These amounts are excluded when calculating the net charge-off rate.

(c)	Excludes mortgage loans that are insured by U.S. government agencies of $11.2 billion and $4.9 billion at March 31, 2010 and 2009, respectively. These amounts are excluded as reimbursement is proceeding normally.

(d)	Excludes loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $1.0 billion and $770 million at March 31, 2010 and 2009, respectively. These amounts are excluded as reimbursement is proceeding normally.

(e)	At March 31, 2010 and 2009, nonperforming loans and assets exclude: (1) mortgage loans insured by U.S. government agencies of $10.5 billion and $4.2 billion, respectively; (2) real estate owned insured by U.S. government agencies of $707 million and $433 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $581 million and $433 million, respectively. These amounts are excluded as reimbursement is proceeding normally.

(f)	Includes rural housing loans sourced through brokers and correspondents, which are underwritten under U.S. Department of Agriculture guidelines. Prior period amounts have been revised to conform with the current period presentation.

(g)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. Average balances of these loans totaled $14.2 billion and $13.4 billion for the quarters ended March 31, 2010 and 2009, respectively.

(h)	Represents the ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending) divided by the ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average). The increase is driven by higher expected future servicing cash flows resulting from lower assumed prepayments.
REAL ESTATE PORTFOLIOS

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2010	2009	Change

Noninterest revenue	$32	$(42)	NM
Net interest income	1,496	1,816	(18)%

Total net revenue	1,528	1,774	(14)

Provision for credit losses	3,325	3,147	6
Noninterest expense	419	454	(8)
Income/(loss) before income tax expense/(benefit)	(2,216)	(1,827)	(21)

Net income/(loss)	$(1,286)	$(1,119)	(15)

Overhead ratio	27%	26%

Quarterly results
Real Estate Portfolios reported a net loss of $1.3 billion, compared with a net loss of $1.1 billion in the prior year. The deterioration was driven by lower net revenue and the higher provision for credit losses, partially offset by lower noninterest expense.
Net revenue was $1.5 billion, down by $246 million, or 14%, from the prior year. The decrease was predominantly driven by a decline in net interest income as a result of lower loan balances, reflecting portfolio run-off, as well as narrower loan spreads.
The provision for credit losses was $3.3 billion, compared with $3.1 billion in the prior year. The current-quarter provision reflected an addition of $1.2 billion to the allowance for loan losses for further estimated deterioration in the Washington Mutual prime and option ARM purchased credit-impaired pools. The prior-year provision was driven by an addition of $1.4 billion to the allowance for loan losses. (For further detail, see RFS discussion of the provision for credit losses above on page 23 of this Form 10-Q.)
Noninterest expense was $419 million, down by $35 million, or 8%, from the prior year, reflecting lower foreclosed asset expense.

Selected metrics	Three months ended March 31,
(in billions)	2010	2009	Change

Loans excluding purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$97.7	$111.7	(13)%
Prime mortgage	46.8	56.6	(17)
Subprime mortgage	13.2	14.6	(10)
Option ARMs	8.6	9.0	(4)
Other	1.0	0.9	11

Total end-of-period loans owned	$167.3	$192.8	(13)

Average loans owned:
Home equity	$99.5	$113.4	(12)
Prime mortgage	47.9	58.0	(17)
Subprime mortgage	13.8	14.9	(7)
Option ARMs	8.7	8.8	(1)
Other	1.1	0.9	22

Total average loans owned	$171.0	$196.0	(13)

Purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$26.0	$28.4	(8)
Prime mortgage	19.2	21.4	(10)
Subprime mortgage	5.8	6.6	(12)
Option ARMs	28.3	31.2	(9)

Total end-of-period loans owned	$79.3	$87.6	(9)

Average loans owned:
Home equity	$26.2	$28.4	(8)
Prime mortgage	19.5	21.6	(10)
Subprime mortgage	5.9	6.7	(12)
Option ARMs	28.6	31.4	(9)

Total average loans owned	$80.2	$88.1	(9)

Total Real Estate Portfolios
End-of-period loans owned:
Home equity	$123.7	$140.1	(12)
Prime mortgage	66.0	78.0	(15)
Subprime mortgage	19.0	21.2	(10)
Option ARMs	36.9	40.2	(8)
Other	1.0	0.9	11

Total end-of-period loans owned	$246.6	$280.4	(12)

Average loans owned:
Home equity	$125.7	$141.8	(11)
Prime mortgage	67.4	79.6	(15)
Subprime mortgage	19.7	21.6	(9)
Option ARMs	37.3	40.2	(7)
Other	1.1	0.9	22

Total average loans owned	$251.2	$284.1	(12)

Average assets	$240.2	$279.9	(14)
Home equity origination volume	0.3	0.9	(67)

(a)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. These loans were initially recorded at fair value and accrete interest income over the estimated lives of the loan as long as cash flows are reasonably estimable, even if the underlying loans are contractually past due.

Included within Real Estate Portfolios are purchased credit-impaired loans that the Firm acquired in the Washington Mutual transaction. For purchased credit-impaired loans, the excess of the undiscounted gross cash flows initially expected to be collected over the fair value of the loans at the acquisition date is accreted into interest income at a level rate of return over the expected life of the loans. This is commonly referred to as the “accretable yield.” The estimate of gross cash flows expected to be collected is updated each reporting period based on updated assumptions. Probable decreases in expected loan principal cash flows require recognition of an allowance for loan losses; probable and significant increases in expected cash flows would first reverse any previously recorded allowance for loan losses with any remaining increases recognized over time through interest income.
The net spread between the purchased credit-impaired loans and the related liabilities should be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and changes in the accretable yield percentage (e.g., extended loan liquidation periods). As of March 31, 2010, the weighted-average life of the portfolio is expected to be 6.6 years. For further information, see Note 13, Purchased credit-impaired loans, on page 129 of this Form 10-Q. The loan balances are expected to decline more rapidly in the earlier years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expenses are expected to be higher in the earlier years and decline over time as liquidations slow down.
To date the impact of the purchased credit-impaired loans on Real Estate Portfolios net income has been modestly negative. This is due to the current net spread of the portfolio, the provision for loan losses recognized subsequent to its acquisition, and the higher level of default and servicing expenses associated with the portfolio. Over time, the Firm expects that this portfolio will contribute positively to income.

Credit data and quality statistics	Three months ended March 31,
(in millions, except ratios)	2010	2009	Change

Net charge-offs excluding purchased credit-impaired loans(a):
Home equity	$1,126	$1,098	3%
Prime mortgage	453	307	48
Subprime mortgage	457	364	26
Option ARMs	23	4	475
Other	16	15	7

Total net charge-offs	$2,075	$1,788	16

Net charge-off rate excluding purchased credit-impaired loans(a):
Home equity	4.59%	3.93%
Prime mortgage	3.84	2.15
Subprime mortgage	13.43	9.91
Option ARMs	1.07	0.18
Other	5.90	6.76
Total net charge-off rate excluding purchased credit-impaired loans	4.92	3.70

Net charge-off rate — reported:
Home equity	3.63%	3.14%
Prime mortgage	2.73	1.56
Subprime mortgage	9.41	6.83
Option ARMs	0.25	0.04
Other	5.90	6.76
Total net charge-off rate — reported	3.35	2.55

30+ day delinquency rate excluding purchased credit-impaired loans(b)	7.28%	5.87%
Allowance for loan losses	$14,127	$8,870	59
Nonperforming assets(c)	10,313	8,437	22
Allowance for loan losses to ending loans retained	5.73%	3.16%
Allowance for loan losses to ending loans retained excluding purchased credit-impaired loans(a)	6.76	4.60

(a)	Excludes the impact of purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $2.8 billion was recorded for these loans at March 31, 2010, which has also been excluded from applicable ratios. No allowance for loan losses was recorded for these loans at March 31, 2009. To date, no charge-offs have been recorded for these loans.

(b)	The delinquency rate for purchased credit-impaired loans was 28.49% and 21.36% at March 31, 2010 and 2009, respectively.

(c)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing.

CARD SERVICES
For a discussion of the business profile of CS, see pages 64-66 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 6 of this Form 10-Q.
Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Prior to the adoption of the new guidance JPMorgan Chase used the concept of “managed basis” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that had been securitized. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q. Managed results excluded the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization did not change reported net income; however, it did affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets. As a result of the consolidation of the securitization trusts, reported and managed basis are comparable for periods beginning after January 1, 2010.

Selected income statement data-managed basis(a)	Three months ended March 31,
(in millions, except ratios)	2010	2009	Change

Revenue
Credit card income	$813	$844	(4)%
All other income	(55)	(197)	72

Noninterest revenue	758	647	17
Net interest income	3,689	4,482	(18)

Total net revenue	4,447	5,129	(13)

Provision for credit losses	3,512	4,653	(25)
Noninterest expense
Compensation expense	330	357	(8)
Noncompensation expense	949	850	12
Amortization of intangibles	123	139	(12)

Total noninterest expense	1,402	1,346	4

Income/(loss) before income tax expense/(benefit)	(467)	(870)	46
Income tax expense/(benefit)	(164)	(323)	49

Net income/(loss)	$(303)	$(547)	45

Memo: Net securitization income/(loss)	NA	$(180)	NM

Financial ratios(a)
ROE	(8)%	(15)%
Overhead ratio	32	26

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon adoption, the Firm recorded a net increase in U.S. GAAP assets of $60.9 billion on the Consolidated Balance Sheets, which comprised: $84.7 billion of loans; $7.4 billion of allowance for loan losses; $4.4 billion of other assets, offset partially by $20.8 billion of previously recognized assets, consisting primarily of retained available-for-sale (“AFS”) securities, which were eliminated upon consolidation.
Quarterly results
Card Services reported a net loss of $303 million, compared with a net loss of $547 million in the prior year. The improved results were driven by the lower provision for credit losses, partially offset by lower net revenue.
End-of-period managed loans were $149.3 billion, a decrease of $26.9 billion, or 15%, from the prior year. Average managed loans were $155.8 billion, a decrease of $27.6 billion, or 15%, from the prior year.
Managed net revenue was $4.4 billion, a decrease of $682 million, or 13%, from the prior year. Net interest income was $3.7 billion, down by $793 million, or 18%. The decrease was driven by lower average managed loan balances (including run-off from the Washington Mutual portfolio), the impact of legislative changes, and a decreased level of fees, partially offset by wider loan spreads. Noninterest revenue was $758 million, an increase of $111 million, or 17%. The increase was driven by a prior-year write-down of securitization interests, partially offset by run-off from the Washington Mutual portfolio.
The managed provision for credit losses was $3.5 billion, compared with $4.7 billion in the prior year. The decline in the provision for credit losses included a reduction of $1.0 billion to the allowance for loan losses, reflecting lower estimated losses (primarily related to improved delinquency trends) as well as lower levels of outstandings, partially offset by continued high levels of charge-offs. The prior-year provision included an addition of $1.2 billion to the allowance for loan losses. The managed net charge-off rate for the quarter was 11.75%, up from 7.72% in the prior year. The current-quarter net charge-off rate was negatively affected by approximately 60 basis points from a payment-holiday program offered in the second quarter of 2009. The 30-day managed delinquency rate was 5.62%, down from 6.16% in the prior year. Excluding the impact of the Washington Mutual transaction, the managed net charge-off rate for the first quarter was 10.54%, and the 30-day delinquency rate was 4.99%.
Noninterest expense was $1.4 billion, an increase of $56 million, or 4%, due to higher marketing expense.
Credit Card Legislation
In May 2009, the Credit Card Accountability, Responsibility and Disclosure Act of 2009 (“CARD Act”) was enacted. Management estimates that, as a result of continuing its phased implementation of the CARD Act during 2010, Card Services’ annual net income may be adversely affected by approximately $500 million to $750 million. This estimate is subject to change as certain components of the new legislation are finalized and implemented.
The most significant effects of the CARD Act include: (a) the inability to change the pricing of existing balances; (b) the allocation of customer payments above the minimum payment to the existing balance with the highest APR; (c) the requirement that customers opt-in in order to receive, for a fee, overlimit protection that permits an authorized transaction over their credit limit; and (d) the requirement that statements must be mailed or delivered not later than 21 days before the payment due date. In addition, certain rules have not yet been finalized, including those limiting the amount of penalty fees that can be assessed and those that would require Card Services to review customer accounts for potential interest rate reductions in certain circumstances.
As a result of the CARD Act, Card Services has implemented certain changes to its business practices to manage its inability to price loans to customers at rates that are commensurate with their risk over time. These changes include: (a) selectively increasing pricing; (b) reducing the volume and duration of low-rate promotional pricing offered to customers; and (c) reducing the amount of credit that is granted to certain new and existing customers.

Selected metrics	Three months ended March 31,
(in millions, except headcount, ratios and where otherwise noted)	2010	2009	Change

Financial ratios(a)
Percentage of average outstandings:
Net interest income	9.60%	9.91%
Provision for credit losses	9.14	10.29
Noninterest revenue	1.97	1.43
Risk adjusted margin(b)	2.43	1.05
Noninterest expense	3.65	2.98
Pretax income/(loss) (ROO)(c)	(1.22)	(1.92)
Net income/(loss)	(0.79)	(1.21)

Business metrics
Sales volume (in billions)	$69.4	$66.6	4%
New accounts opened (in millions)	2.5	2.2	14
Open accounts (in millions)	88.9	105.7	(16)

Merchant acquiring business
Bank card volume (in billions)	$108.0	$94.4	14
Total transactions (in billions)	4.7	4.1	15

Selected balance sheet data (period-end)
Loans:
Loans on balance sheets	$149,260	$90,911	64
Securitized loans(a)	NA	85,220	NM

Total loans	$149,260	$176,131	(15)

Equity	$15,000	$15,000	—

Selected balance sheet data (average)
Managed assets	$156,968	$201,200	(22)
Loans:
Loans on balance sheets	$155,790	$97,783	59
Securitized loans(a)	NA	85,619	NM

Total average loans	$155,790	$183,402	(15)

Equity	$15,000	$15,000	—

Headcount	22,478	23,759	(5)

Selected metrics	Three months ended March 31,
(in millions, except ratios)	2010	2009	Change

Credit quality statistics(a)
Net charge-offs	$4,512	$3,493	29%
Net charge-off rate(d)	11.75%	7.72%
Delinquency rates(a)
30+ day	5.62%	6.16%
90+ day	3.15	3.22

Allowance for loan losses(a)(e)	$16,032	$8,849	81
Allowance for loan losses to period-end loans(a)(e)	10.74%	9.73%

Key stats — Washington Mutual only
Loans	$17,204	$25,908	(34)
Average loans	18,607	27,578	(33)
Net interest income(f)	15.06%	16.45%
Risk adjusted margin(b)(f)	2.47	4.42
Net charge-off rate(g)	24.14	14.57
30+ day delinquency rate	10.49	10.89
90+ day delinquency rate	6.32	5.79

Key stats — excluding Washington Mutual
Loans	$132,056	$150,223	(12)
Average loans	137,183	155,824	(12)
Net interest income(f)	8.86%	8.75%
Risk adjusted margin(b)(f)	2.43	0.46
Net charge-off rate	10.54	6.86
30+ day delinquency rate	4.99	5.34
90+ day delinquency rate	2.74	2.78

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon adoption, the Firm recorded a net increase in U.S. GAAP assets of $60.9 billion on the Consolidated Balance Sheets, which comprised: $84.7 billion of loans; $7.4 billion of allowance for loan losses; $4.4 billion of other assets, offset partially by $20.8 billion of previously recognized assets, consisting primarily of retained available-for-sale (“AFS”) securities, which were eliminated upon consolidation.

(b)	Represents total net revenue less provision for credit losses.

(c)	Pretax return on average managed outstandings.

(d)	Results reflect the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the Washington Mutual Master Trust in the second quarter of 2009.

(e)	Based on loans on the Consolidated Balance Sheets.

(f)	As a percentage of average managed outstandings.

(g)	Excludes the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the Washington Mutual Master Trust in the second quarter of 2009.
NA: Not applicable.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations.

	Three months ended March 31,
(in millions)	2010	2009	Change

Income statement data
Credit card income
Reported	$813	$1,384	(41)%
Securitization adjustments(a)	NA	(540)	NM

Managed credit card income	$813	$844	(4)

Net interest income
Reported	3,689	$2,478	49
Securitization adjustments(a)	NA	2,004	NM

Managed net interest income	$3,689	$4,482	(18)

Total net revenue
Reported	$4,447	$3,665	21
Securitization adjustments(a)	NA	1,464	NM

Managed total net revenue	$4,447	$5,129	(13)

Provision for credit losses
Reported	$3,512	$3,189	10
Securitization adjustments(a)	NA	1,464	NM

Managed provision for credit losses	$3,512	$4,653	(25)

Balance sheet — average balances
Total average assets
Reported	$156,968	$118,418	33
Securitization adjustments(a)	NA	82,782	NM

Managed average assets	$156,968	$201,200	(22)

Credit quality statistics
Net charge-offs
Reported	$4,512	$2,029	122
Securitization adjustments(a)	NA	1,464	NM

Managed net charge-offs	$4,512	$3,493	29

Net charge-off rates
Reported	11.75%	8.42%
Securitized(a)	NA	6.93
Managed net charge-off rate	11.75	7.72

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Prior to the adoption of the new guidance JPMorgan Chase used the concept of “managed basis” to evaluate the credit performance and overall performance of the underlying credit card loans, both sold and not sold; as the same borrower continues to use the credit card for ongoing charges, a borrower’s credit performance affects both the securitized loans and the loans retained on the Consolidated Balance Sheets. Thus, in its 2009 disclosures regarding managed receivables, JPMorgan Chase treated the sold receivables as if they were still on the balance sheet in order to disclose the credit performance (such as net charge-off rates) of the entire managed credit card portfolio. Managed results excluded the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization did not change reported net income versus managed earnings; however, it did affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 67-68 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 6 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2010	2009	Change

Revenue:
Lending- and deposit-related fees	$277	$263	5%
Asset management, administration and commissions	37	34	9
All other income(a)	186	125	49

Noninterest revenue	500	422	18
Net interest income	916	980	(7)

Total net revenue	1,416	1,402	1

Provision for credit losses	214	293	(27)

Noninterest expense
Compensation expense	206	200	3
Noncompensation expense	324	342	(5)
Amortization of intangibles	9	11	(18)

Total noninterest expense	539	553	(3)

Income before income tax expense	663	556	19
Income tax expense	273	218	25

Net income	$390	$338	15

Revenue by product:
Lending	$658	$665	(1)
Treasury services	638	646	(1)
Investment banking	105	73	44
Other	15	18	(17)

Total Commercial Banking revenue	$1,416	$1,402	1

IB revenue, gross(b)	$311	$206	51

Revenue by client segment:
Middle Market Banking	$746	$752	(1)
Commercial Term Lending	229	228	—
Mid-Corporate Banking	263	242	9
Real Estate Banking	100	120	(17)
Other	78	60	30

Total Commercial Banking revenue	$1,416	$1,402	1

Financial ratios
ROE	20%	17%
Overhead ratio	38	39

(a)	Revenue from investment banking products sold to CB clients and commercial card revenue is included in all other income.

(b)	Represents the total revenue related to investment banking products sold to CB clients.
Quarterly results
Net income was $390 million, an increase of $52 million, or 15%, from the prior year. The increase was driven by a decrease in the provision for credit losses, lower noninterest expense and higher net revenue.
Net revenue was $1.4 billion, up by $14 million, or 1%, compared with the prior year. Net interest income was $916 million, down by $64 million, or 7%, driven by spread compression on liability products and lower loan balances, largely offset by overall growth in liability balances and wider loan spreads. Noninterest revenue was $500 million, an increase of $78 million, or 18%, reflecting higher lending-related and investment banking fees.
Revenue from Middle Market Banking was $746 million, a decrease of $6 million, or 1%, from the prior year. Revenue from Commercial Term Lending was $229 million, an increase of $1 million. Revenue from Mid-Corporate Banking was $263 million, an increase of $21 million, or 9%. Revenue from Real Estate Banking was $100 million, a decrease of $20 million, or 17%.

The provision for credit losses was $214 million, compared with $293 million in the prior year. Net charge-offs were $229 million (0.96% net charge-off rate), compared with $134 million (0.48% net charge-off rate) in the prior year, driven by continued weakness in commercial real estate. The allowance for loan losses to end-of-period loans retained was 3.15%, up from 2.65% in the prior year. Nonperforming loans were $3.0 billion, up by $1.5 billion from the prior year reflecting increases in each client segment.
Noninterest expense was $539 million, a decrease of $14 million, or 3%, compared with the prior year, reflecting lower headcount-related expense, lower volume-related expense and lower FDIC insurance premiums, largely offset by higher performance-based compensation.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratios)	2010	2009	Change

Selected balance sheet data (period-end):
Loans:
Loans retained	$95,435	$110,923	(14)%
Loans held-for-sale and loans at fair value	294	272	8

Total loans	95,729	111,195	(14)
Equity	8,000	8,000	—

Selected balance sheet data (average):
Total assets	$133,013	$144,298	(8)
Loans:
Loans retained	96,317	113,568	(15)
Loans held-for-sale and loans at fair value	297	297	—

Total loans	96,614	113,865	(15)
Liability balances(a)	133,142	114,975	16
Equity	8,000	8,000	—

Average loans by client segment:
Middle Market Banking	$33,919	$40,728	(17)
Commercial Term Lending	36,057	36,814	(2)
Mid-Corporate Banking	12,258	18,416	(33)
Real Estate Banking	10,438	13,264	(21)
Other	3,942	4,643	(15)

Total Commercial Banking loans	$96,614	$113,865	(15)

Headcount	4,701	4,545	3

Credit data and quality statistics:
Net charge-offs	$229	$134	71
Nonperforming loans:
Nonperforming loans retained(b)	2,947	1,531	92
Nonperforming loans held-for-sale and loans at fair value	49	—	NM

Total nonperforming loans	2,996	1,531	96
Nonperforming assets	3,186	1,651	93
Allowance for credit losses:
Allowance for loan losses	3,007	2,945	2
Allowance for lending-related commitments	359	240	50

Total allowance for credit losses	3,366	3,185	6

Net charge-off rate	0.96%	0.48%
Allowance for loan losses to period-end loans retained	3.15	2.65
Allowance for loan losses to average loans retained	3.12	2.59
Allowance for loan losses to nonperforming loans retained	102	192
Nonperforming loans to total period-end loans	3.13	1.38
Nonperforming loans to total average loans	3.10	1.34

(a)	Liability balances include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.

(b)	Allowance for loan losses of $612 million and $352 million were held against nonperforming loans retained at March 31, 2010 and 2009, respectively.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 69-70 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 6 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except headcount and ratios)	2010	2009	Change

Revenue
Lending- and deposit-related fees	$311	$325	(4)%
Asset management, administration and commissions	659	626	5
All other income	176	197	(11)

Noninterest revenue	1,146	1,148	—
Net interest income	610	673	(9)

Total net revenue	1,756	1,821	(4)

Provision for credit losses	(39)	(6)	NM
Credit reimbursement to IB(a)	(30)	(30)	—

Noninterest expense
Compensation expense	657	629	4
Noncompensation expense	650	671	(3)
Amortization of intangibles	18	19	(5)

Total noninterest expense	1,325	1,319	—

Income before income tax expense	440	478	(8)
Income tax expense	161	170	(5)

Net income	$279	$308	(9)

Revenue by business
Treasury Services	$882	$931	(5)
Worldwide Securities Services	874	890	(2)

Total net revenue	$1,756	$1,821	(4)

Financial ratios
ROE	17%	25%
Overhead ratio	75	72
Pretax margin ratio(b)	25	26

Selected balance sheet data (period-end)
Loans(c)	$24,066	$18,529	30
Equity	6,500	5,000	30

Selected balance sheet data (average)
Total assets	$38,273	$38,682	(1)
Loans(c)	19,578	20,140	(3)
Liability balances(d)	247,905	276,486	(10)
Equity	6,500	5,000	30

Headcount	27,223	26,998	1

(a)	IB credit portfolio group manages certain exposures on behalf of clients shared with TSS. TSS reimburses IB for a portion of the total cost of managing the credit portfolio. IB recognizes this credit reimbursement as a component of noninterest revenue.

(b)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.

(c)	Loan balances include wholesale overdrafts, commercial card and trade finance loans.

(d)	Liability balances include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.
Quarterly results
Net income was $279 million, a decrease of $29 million, or 9%, from the prior year. The results reflected lower net revenue and a benefit from the provision for credit losses.
Net revenue was $1.8 billion, a decrease of $65 million, or 4% from the prior year. Worldwide Securities Services net revenue was $874 million, a decrease of $16 million, or 2%. The decrease reflected lower spreads in securities lending, lower liability balances, and the impact of lower volatility on foreign exchange, partially offset by the effects of higher market levels and net inflows on assets under custody. Treasury Services net revenue was $882 million, a decrease of

$49 million, or 5%. The decrease reflected lower deposit spreads, partially offset by higher trade loan and card product volumes.
TSS generated firmwide net revenue of $2.5 billion, including $1.6 billion by Treasury Services; of that amount, $882 million was recorded in Treasury Services, $638 million was recorded in Commercial Banking and $56 million was recorded in other lines of business. The remaining $874 million of net revenue was recorded in Worldwide Securities Services.
The provision for credit losses was a benefit of $39 million, up $33 million from the prior year.
Noninterest expense was $1.3 billion, flat compared with the prior year.

Selected metrics	Three months ended March 31,
(in millions, except ratios and where otherwise noted)	2010	2009	Change

TSS firmwide disclosures
Treasury Services revenue — reported	$882	$931	(5)%
Treasury Services revenue reported in CB	638	646	(1)
Treasury Services revenue reported in other lines of business	56	62	(10)

Treasury Services firmwide revenue(a)	1,576	1,639	(4)
Worldwide Securities Services revenue	874	890	(2)

Treasury & Securities Services firmwide revenue(a)	$2,450	$2,529	(3)

Treasury Services firmwide liability balances (average)(b)	$305,105	$289,645	5
Treasury & Securities Services firmwide liability balances (average)(b)	381,047	391,461	(3)

TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(c)	55%	53%
Treasury & Securities Services firmwide overhead ratio(c)	65	63

Firmwide business metrics
Assets under custody (in billions)	$15,283	$13,532	13

Number of:
U.S.$ ACH transactions originated (in millions)	949	978	(3)
Total U.S.$ clearing volume (in thousands)	28,669	27,186	5
International electronic funds transfer volume (in thousands)(d)	55,754	44,365	26
Wholesale check volume (in millions)	478	568	(16)
Wholesale cards issued (in thousands)(e)	27,352	23,757	15

Credit data and quality statistics
Net charge-offs	$—	$2	NM
Nonperforming loans	14	30	(53)
Allowance for credit losses:
Allowance for loan losses	57	51	12
Allowance for lending-related commitments	76	77	(1)

Total allowance for credit losses	133	128	4

Net charge-off rate	—%	0.04%
Allowance for loan losses to period-end loans	0.24	0.28
Allowance for loan losses to average loans	0.29	0.25
Allowance for loan losses to nonperforming loans	407	170
Nonperforming loans to period-end loans	0.06	0.16
Nonperforming loans to average loans	0.07	0.15

(a)	TSS firmwide revenue includes foreign exchange (“FX”) revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB. However, some of the FX revenue associated with TSS customers who are FX customers of IB is not included in TS and TSS firmwide revenue. These amounts were $137 million and $154 million for the three months ended March 31, 2010 and 2009, respectively.

(b)	Firmwide liability balances include liability balances recorded in CB.

(c)	Overhead ratios have been calculated based on firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in IB for TSS-related FX activity are not included in this ratio.

(d)	International electronic funds transfer includes non-U.S. dollar Automated Clearing House (“ACH”) and clearing volume.

(e)	Wholesale cards issued and outstanding include U.S. domestic commercial, stored value, prepaid and government electronic benefit card products.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 71-73 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 6 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2010	2009	Change

Revenue:
Asset management, administration and commissions	$1,508	$1,231	23%
All other income	266	69	286

Noninterest revenue	1,774	1,300	36
Net interest income	357	403	(11)

Total net revenue	2,131	1,703	25

Provision for credit losses	35	33	6

Noninterest expense:
Compensation expense	910	800	14
Noncompensation expense	514	479	7
Amortization of intangibles	18	19	(5)

Total noninterest expense	1,442	1,298	11

Income before income tax expense	654	372	76
Income tax expense	262	148	77

Net income	$392	$224	75

Revenue by client segment
Private Bank	$698	$583	20
Institutional	566	460	23
Retail	415	253	64
Private Wealth Management	343	312	10
JPMorgan Securities(a)	109	95	15

Total net revenue	$2,131	$1,703	25

Financial ratios
ROE	24%	13%
Overhead ratio	68	76
Pretax margin ratio(b)	31	22

(a)	JPMorgan Securities was formerly known as Bear Stearns Private Client Services prior to January 1, 2010.

(b)	Pretax margin represents income before income tax expense divided by total net revenue, which is a measure of pretax performance and another basis by which management evaluates its performance and that of its competitors.
Quarterly results
Net income was $392 million, an increase of $168 million, or 75%, from the prior year. These results reflected higher net revenue offset partially by higher noninterest expense.
Net revenue was $2.1 billion, an increase of $428 million, or 25%, from the prior year. Noninterest revenue was $1.8 billion, up by $474 million, or 36%, due to the effect of higher market levels, higher placement fees, net inflows to products with higher margins, and higher performance fees. Net interest income was $357 million, down by $46 million, or 11%, primarily due to narrower deposit spreads.
Revenue from the Private Bank was $698 million, up 20% from the prior year. Revenue from Institutional was $566 million, up 23%. Revenue from Retail was $415 million, up 64%. Revenue from Private Wealth Management was $343 million, up 10%. Revenue from JPMorgan Securities was $109 million, up 15%.
The provision for credit losses was $35 million, an increase of $2 million from the prior year.
Noninterest expense was $1.4 billion, an increase of $144 million, or 11%, from the prior year, reflecting higher performance-based compensation and higher headcount-related expense.

Business metrics
(in millions, except headcount, ratios and	Three months ended March 31,
ranking data, and where otherwise noted)	2010	2009	Change

Number of:
Client advisors	1,987	1,872	6%
Retirement planning services participants (in thousands)	1,651	1,628	1
JPMorgan Securities brokers(a)	390	359	9

% of customer assets in 4 & 5 Star Funds(b)	43%	42%	2
% of AUM in 1st and 2nd quartiles:(c)
1 year	55%	54%	2
3 years	67%	62%	8
5 years	77%	66%	17

Selected balance sheet data (period-end)
Loans	$37,088	$33,944	9
Equity	6,500	7,000	(7)

Selected balance sheet data (average)
Total assets	$62,525	$58,227	7
Loans	36,602	34,585	6
Deposits	80,662	81,749	(1)
Equity	6,500	7,000	(7)

Headcount	15,321	15,109	1

Credit data and quality statistics
Net charge-offs	$28	$19	47
Nonperforming loans	475	301	58
Allowance for credit losses:
Allowance for loan losses	261	215	21
Allowance for lending-related commitments	13	4	225

Total allowance for credit losses	274	219	25

Net charge-off rate	0.31%	0.22%
Allowance for loan losses to period-end loans	0.70	0.63
Allowance for loan losses to average loans	0.71	0.62
Allowance for loan losses to nonperforming loans	55	71
Nonperforming loans to period-end loans	1.28	0.89
Nonperforming loans to average loans	1.30	0.87

(a)	JPMorgan Securities was formerly known as Bear Stearns Private Client Services prior to January 1, 2010.

(b)	Derived from Morningstar for the United States, the United Kingdom, Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Quartile rankings sourced from Lipper for the United States and Taiwan; Morningstar for the United Kingdom, Luxembourg, France and Hong Kong; and Nomura for Japan.

Assets under supervision
Assets under supervision were $1.7 trillion, an increase of $243 billion, or 17%, from the prior year. Assets under management were $1.2 trillion, an increase of $104 billion, or 9%. The increases were due to the effect of higher market levels and inflows in fixed income and equity products offset largely by outflows in liquidity products. Custody, brokerage, administration and deposit balances were $488 billion, up by $139 billion, or 40%, due to the effect of higher market levels on custody and brokerage balances, and custody inflows in the Private Bank.

ASSETS UNDER SUPERVISION(a) (in billions)
As of March 31,	2010	2009

Assets by asset class
Liquidity	$521	$625
Fixed income	246	180
Equities and multi-asset	355	215
Alternatives	97	95

Total assets under management	1,219	1,115
Custody/brokerage/administration/deposits	488	349

Total assets under supervision	$1,707	$1,464

Assets by client segment

Institutional	$669	$668
Private Bank	184	181
Retail	282	184
Private Wealth Management	70	68
JPMorgan Securities(b)	14	14

Total assets under management	$1,219	$1,115

Institutional	$670	$669
Private Bank	476	375
Retail	371	250
Private Wealth Management	133	120
JPMorgan Securities(b)	57	50

Total assets under supervision	$1,707	$1,464

Assets by geographic region
U.S./Canada	$815	$789
International	404	326

Total assets under management	$1,219	$1,115

U.S./Canada	$1,189	$1,066
International	518	398

Total assets under supervision	$1,707	$1,464

Mutual fund assets by asset class
Liquidity	$470	$570
Fixed income	76	42
Equities	150	85
Alternatives	9	8

Total mutual fund assets	$705	$705

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm had a 42% ownership at both March 31, 2010 and 2009.

(b)	JPMorgan Securities was formerly known as Bear Stearns Private Client Services prior to January 1, 2010.

Assets under management rollforward	Three months ended March 31,
(in billions)	2010	2009

Beginning balance	$1,249	$1,133
Net asset flows:
Liquidity	(62)	19
Fixed income	16	1
Equities, multi-asset and alternatives	6	(5)
Market/performance/other impacts	10	(33)

Total assets under management	$1,219	$1,115

Assets under supervision rollforward

Beginning balance	$1,701	$1,496
Net asset flows	(10)	25
Market/performance/other impacts	16	(57)

Total assets under supervision	$1,707	$1,464

CORPORATE / PRIVATE EQUITY
For a discussion of the business profile of Corporate/Private Equity, see pages 74-75 of JPMorgan Chase’s 2009 Annual Report.

Selected income statement data	Three months ended March 31,
(in millions, except headcount)	2010	2009	Change

Revenue
Principal transactions	$547	$(1,493)	NM
Securities gains	610	214	185%
All other income	124	(19)	NM

Noninterest revenue	1,281	(1,298)	NM
Net interest income	1,076	989	9

Total net revenue	2,357	(309)	NM

Provision for credit losses	17	—	NM

Noninterest expense
Compensation expense	475	641	(26)
Noncompensation expense(a)	3,041	345	NM
Merger costs	—	205	NM

Subtotal	3,516	1,191	195
Net expense allocated to other businesses	(1,180)	(1,279)	8

Total noninterest expense	2,336	(88)	NM

Income/(loss) before income tax expense/(benefit)	4	(221)	NM
Income tax expense/(benefit)(b)	(224)	41	NM

Net income/(loss)	$228	$(262)	NM

Total net revenue
Private equity	$115	$(449)	NM
Corporate	2,242	140	NM

Total net revenue	$2,357	$(309)	NM

Net income/(loss)
Private equity	$55	$(280)	NM
Corporate(c)	173	18	NM

Total net income/(loss)	$228	$(262)	NM

Headcount	19,307	22,339	(14)

(a)	The first quarter of 2010 includes a $2.3 billion increase reflecting increased litigation reserves, including those for mortgage-related matters.

(b)	The income tax benefit in the first quarter of 2010 includes tax benefits recognized upon the resolution of tax audits.

(c)	The 2009 period included merger costs and extraordinary gain related to the Washington Mutual transaction, as well as items related to the Bear Stearns merger, including merger costs, asset management liquidation costs and Bear Stearns Private Client Services (which was renamed to JPMorgan Securities effective January 1, 2010) broker retention expense.

Quarterly results
Net income was $228 million, compared with a net loss of $262 million in the prior year.
Private Equity reported net income of $55 million, compared with a net loss of $280 million in the prior year. Net revenue was $115 million, an increase of $564 million, reflecting private equity gains of $136 million due primarily to more favorable market conditions and underlying performance on certain portfolio investments compared with losses of $462 million. Noninterest expense was $30 million, an increase of $41 million.
Corporate net income was $173 million, compared with $18 million in the prior year. Net revenue was $2.2 billion, reflecting continued elevated levels of net interest income and trading and securities gains from the investment portfolio. Noninterest expense reflected an increase of $2.3 billion for litigation reserves, including those for mortgage-related matters.

Treasury and Chief Investment Office (“CIO”)
Selected income statement and balance sheet data	Three months ended March 31,
(in millions)	2010	2009	Change

Securities gains(a)	$610	$214	185%
Investment securities portfolio (average)	330,584	265,785	24
Investment securities portfolio (ending)	337,442	316,498	7
Mortgage loans (average)	8,162	7,210	13
Mortgage loans (ending)	8,368	7,162	17

(a)	Reflects repositioning of the Corporate investment securities portfolio and excludes gains/losses on securities used to manage risk associated with MSRs.
For further information on the investment portfolio, see Note 3 and Note 11 on pages 96-107 and 120-124, respectively, of this Form 10-Q. For further information on CIO VaR and the Firm’s earnings-at-risk, see the Market Risk Management section on pages 81-84 of this Form 10-Q.

Private Equity
Selected income statement and balance sheet data	Three months ended March 31,
(in millions)	2010	2009	Change

Private equity gains/(losses)
Realized gains	$113	$15	NM
Unrealized gains/(losses)(a)	(75)	(409)	82%

Total direct investments	38	(394)	NM
Third-party fund investments	98	(68)	NM

Total private equity gains/(losses)(b)	$136	$(462)	NM

Private equity portfolio information(c)

Direct investments	March 31, 2010	December 31, 2009	Change

Publicly held securities
Carrying value	$890	$762	17%
Cost	793	743	7
Quoted public value	982	791	24

Privately held direct securities
Carrying value	4,782	5,104	(6)
Cost	5,795	5,959	(3)

Third-party fund investments(d)
Carrying value	1,603	1,459	10
Cost	2,134	2,079	3

Total private equity portfolio — Carrying value	$7,275	$7,325	(1)
Total private equity portfolio — Cost	$8,722	$8,781	(1)

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

(c)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 96-107 of this Form 10-Q.

(d)	Unfunded commitments to third-party equity funds were $1.4 billion and $1.5 billion at March 31, 2010, and December 31, 2009, respectively.
The carrying value of the private equity portfolio at both March 31, 2010, and December 31, 2009, was $7.3 billion. During the first quarter, the decline in the portfolio from realized gains and distributions and net unrealized losses on markdowns was primarily offset by unrealized gains on third party fund investments. The portfolio represented 6.3% of the Firm’s stockholders’ equity less goodwill at both March 31, 2010, and December 31, 2009.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data (in millions)	March 31, 2010	December 31, 2009

Assets
Cash and due from banks	$31,422	$26,206
Deposits with banks	59,014	63,230
Federal funds sold and securities purchased under resale agreements	230,123	195,404
Securities borrowed	126,741	119,630
Trading assets:
Debt and equity instruments	346,712	330,918
Derivative receivables	79,416	80,210
Securities	344,376	360,390
Loans	713,799	633,458
Allowance for loan losses	(38,186)	(31,602)

Loans, net of allowance for loan losses	675,613	601,856
Accrued interest and accounts receivable	53,991	67,427
Premises and equipment	11,123	11,118
Goodwill	48,359	48,357
Mortgage servicing rights	15,531	15,531
Other intangible assets	4,383	4,621
Other assets	108,992	107,091

Total assets	$2,135,796	$2,031,989

Liabilities
Deposits	$925,303	$938,367
Federal funds purchased and securities loaned or sold under repurchase agreements	295,171	261,413
Commercial paper	50,554	41,794
Other borrowed funds	48,981	55,740
Trading liabilities:
Debt and equity instruments	78,228	64,946
Derivative payables	62,741	60,125
Accounts payable and other liabilities	154,185	162,696
Beneficial interests issued by consolidated VIEs	93,055	15,225
Long-term debt	262,857	266,318

Total liabilities	1,971,075	1,866,624
Stockholders’ equity	164,721	165,365

Total liabilities and stockholders’ equity	$2,135,796	$2,031,989

Consolidated Balance Sheets overview
The following is a discussion of the significant changes in the Consolidated Balance Sheets from December 31, 2009. For a description of the specific line captions discussed below, see pages 76-78 of JPMorgan Chase’s 2009 Annual Report.
Deposits with banks; federal funds sold and securities purchased under resale agreements; and securities borrowed
The slight decrease in deposits with banks primarily reflected lower interbank lending. The increase in securities purchased under resale agreements was largely due to higher financing volume in IB, resulting from increased client flows offset partially by reduced activity in Corporate Treasury due to tightening of financing spreads. The increase in securities borrowed was primarily driven by the need to cover trading liabilities in IB. For additional information on the Firm’s Liquidity Risk Management, see pages 52-55 of this Form 10-Q.
Trading assets and liabilities – debt and equity instruments
The increase in trading assets — debt and equity instruments primarily reflected favorable developments in financial markets, which provided support for improving stock markets, asset prices and credit spreads, as well as an increase in business activity in markets outside of the United States, partially offset by sales of debt securities. The increase in trading liabilities — debt and equity instruments also reflected favorable developments in financial markets, as well as an increase in business activity in markets outside of the United States. For additional information, refer to Note 3 on pages 96-107 of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
The changes in derivative receivables and payables was primarily due to the effect of lower levels of foreign exchange-rate volatility and tightening credit spreads, partially offset by a decline in interest rate swap rates. For additional information, refer to Derivative contracts on pages 63-65, and Note 3 and Note 5 on pages 96-107 and 110-116, respectively, of this Form 10-Q.
Securities
The decrease in securities was primarily due to the January 1, 2010, adoption of new consolidation guidance related to VIEs, which resulted in the elimination of retained AFS securities issued by Firm-sponsored credit card securitization trusts. For additional information related to securities, refer to the Corporate/Private Equity segment on pages 41-42, and Note 3 and Note 11 on pages 96-107 and 120-124, respectively, of this Form 10-Q.
Loans and allowance for loan losses
The increase in loans was due to the adoption of new consolidation guidance, which resulted in the consolidation of Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits and certain other consumer securitization entities primarily mortgage-related. Excluding the effect of this adoption, loans decreased driven by the seasonal decline in credit card receivables, continued run-off of the residential real estate portfolios, and repayments and loan sales predominantly in IB.
The allowance for loan losses increased by $6.6 billion, due to the addition of $7.5 billion primarily related to the receivables held in Firm-sponsored credit card securitization trusts that were consolidated on January 1, 2010. Excluding the effect of this adoption, the allowance decreased as a result of a $1.2 billion reduction in the wholesale allowance, due predominantly to repayments and loan sales; and a $1.0 billion reduction in the consumer allowance, reflecting lower estimated losses on the credit card portfolio. These items were offset by an addition of $1.2 billion in the consumer allowance, due to further estimated deterioration in the Washington Mutual prime and option ARM purchased credit-impaired pools. For a more detailed discussion of the adoption, see Note 1 on pages 94-95 of this Form 10-Q. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Portfolio on pages 56-81, and Notes 3, 4, 13 and 14 on pages 96-107, 108-109, 125-129 and 130-131, respectively, of this Form 10-Q.
Accrued interest and accounts receivable
The decrease in accrued interest and accounts receivable was due to the elimination of retained securitization interests upon the consolidation of Firm-sponsored credit card securitization trusts on January 1, 2010. For a more detailed discussion of the adoption, see Note 15 on pages 131-142 of this Form 10-Q.
Mortgage servicing rights
MSRs remained unchanged, as increases due to sales in RFS of originated loans for which servicing rights were retained were offset by decreases in the fair value of the MSR asset, related primarily to servicing portfolio run-off, as well as changes to inputs and assumptions in the MSR valuation model. For additional information on MSRs, see Note 16 on pages 144-145 of this Form 10-Q.
Other intangible assets
The decrease in other intangible assets primarily reflects amortization expense offset partially by foreign currency translation adjustments related to the Firm’s Canadian credit card operations. For additional information on other intangible assets, see Note 16 on pages 145-146 of this Form 10-Q.
Deposits
The decrease in deposits reflected normalization of TSS deposit levels from year-end inflows, offset partially by net inflows from existing customers and new business in CB, RFS and AM. For more information on deposits, refer to the RFS and AM segment discussions on pages 22-29 and 38-41, respectively; the Liquidity Risk Management discussion on pages 52-55; and Note 17 on page 146 of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 34-35 and 36-37, respectively, of this Form 10-Q.
Federal funds purchased and securities loaned or sold under repurchase agreements
The increase in securities sold under repurchase agreements was primarily to facilitate the increase in IB’s securities purchased under resale agreements. For additional information on the Firm’s Liquidity Risk Management, see pages 52-55 of this Form 10-Q.
Commercial paper and other borrowed funds
Commercial paper increased, primarily reflecting the Firm’s ongoing efforts to further build liquidity, and growth in the volume of liability balances in sweep accounts in connection with TSS’s cash management product, whereby clients’ excess funds are transferred into commercial paper overnight sweep accounts. Other borrowed funds decreased predominantly due to lower advances from Federal Home Loan Banks. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 52-55, and Note 18 on page 146 of this Form 10-Q.

Accounts payable and other liabilities
The decrease in accounts payable and other liabilities primarily reflected lower customer payables in IB’s Prime Services business as customers increased their investment activity, which reduced their credit balances.
Beneficial interests issued by consolidated VIEs
The increase in these interests was predominantly due to the adoption of new consolidation guidance related to VIEs. For additional information on Firm-administered VIEs and loan securitization trusts, see Note 15 on pages 131-142 of this Form 10-Q.
Long-term debt
The slight decrease in long-term debt was predominantly due to maturities and redemptions, partially offset by new issuances. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 52-55 of this Form 10-Q.
Stockholders’ equity
The decrease in total stockholders’ equity reflected, in part, the impact of the adoption of the new consolidation guidance related to VIEs. Adoption of the guidance resulted in a reduction in stockholders’ equity of $4.5 billion, driven by the establishment of an allowance for loan losses of $7.5 billion (pretax) primarily related to receivables held in credit card securitization trusts that were consolidated at the adoption date. Also contributing to the decrease were the purchase of the remaining interest in a consolidated subsidiary from noncontrolling shareholders and the declaration of cash dividends on preferred and common stocks. These factors were offset partially by net income for the first quarter of 2010; net issuances under the Firm’s employee stock-based compensation plans; a net increase in accumulated other comprehensive income, due primarily to the narrowing of spreads on commercial and nonagency residential mortgage-backed securities and collateralized loan obligations, and increased market values on pass-through agency residential mortgage-backed securities. For a more detailed discussion of the adoption, see Note 15 on pages 131-142 of this Form 10-Q. For a further discussion of stockholders’ equity, see the Capital Management section on pages 49-52, and Note 20 on pages 147-148 of this Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS
JPMorgan Chase is involved with several types of off-balance sheet arrangements, including through special-purpose entities (“SPEs”), which are a type of variable interest entity, and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion of contractual cash obligations, see Off-Balance Sheet Arrangements and Contractual Cash Obligations on pages 78-81 of JPMorgan Chase’s 2009 Annual Report.
Special-purpose entities
SPEs are the most common type of VIE, used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. As a result of new accounting guidance, certain VIEs were consolidated on to the Firm’s Consolidated Balance Sheets effective January 1, 2010. Nevertheless, SPEs continue to be an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the Firm’s involvement with SPEs, see Note 1 on pages 94-95 and Note 15 on pages 131-142 of this Form 10-Q; and Note 1 on pages 142-143, Note 15 on pages 198-205 and Note 16 on pages 206-214 of JPMorgan Chase’s 2009 Annual Report.
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
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The amounts of these liquidity commitments, to both consolidated and nonconsolidated SPEs, were $32.7 billion and $34.2 billion at March 31, 2010, and December 31, 2009, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment; or, in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
Special-purpose entities revenue
The following table summarizes certain revenue information related to consolidated and nonconsolidated VIEs with which the Firm has significant involvement. The revenue reported in the table below primarily represents contractual servicing and credit fee income (i.e., income from acting as administrator, structurer or liquidity provider). It does not include mark-to-market gains and losses from changes in the fair value of trading positions (such as derivative transactions) entered into with VIEs. Those gains and losses are recorded in principal transactions revenue.

Revenue from VIEs and Securitization Entities	Three months ended March 31,
(in millions)	2010	2009

Multi-seller conduits	$67	$120
Investor intermediation	13	6
Other securitization entities(a)	544	637

Total	$624	$763

(a)	Excludes servicing revenue from loans sold to and securitized by third parties.
Loan modifications
The Firm modifies loans that it services, and that were sold to off-balance sheet SPEs, pursuant to the U.S. Treasury’s Making Home Affordable (“MHA”) programs and the Firm’s other loss mitigation programs. For both the Firm’s on-balance sheet loans and loans serviced for others, approximately 160,000 mortgage modifications had been offered to borrowers during the first quarter of 2010; and, more than 64,000 permanent mortgage modifications were approved during the quarter. The majority of the loans contractually modified to date were modified under the Firm’s other loss mitigation programs. See Consumer Credit Portfolio on pages 67-78 of this Form 10-Q for more details on these loan modifications.
Off–balance sheet lending-related financial instruments, guarantees and other commitments
JPMorgan Chase uses lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees often expire without being drawn, and even higher proportions expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see page 65 and Note 22 on pages 149-152 of this Form 10-Q; and page 105 and Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.
The following table presents, as of March 31, 2010, the amounts by contractual maturity of off-balance sheet lending-related financial instruments, guarantees and other commitments. The amounts in the table for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products would be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law. The table excludes certain commitments and guarantees that do not have a contractual maturity date (e.g., loan sale and securitization-related indemnifications). For further discussion, see discussion of repurchase liability below and Note 22 on pages 149-152 of this Form 10-Q, and Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.

Off–balance sheet lending-related financial instruments, guarantees and other commitments

	March 31, 2010					Dec. 31, 2009
		Due after	Due after
		1 year	3 years
By remaining maturity	Due in 1	through	through	Due after
(in millions)	year or less	3 years	5 years	5 years	Total	Total

Lending-related
Consumer:
Home equity — senior lien	$344	$1,908	$5,830	$10,788	$18,870	$19,246
Home equity — junior lien	688	4,650	11,978	18,337	35,653	37,231
Prime mortgage	1,136	—	—	—	1,136	1,654
Subprime mortgage	—	—	—	—	—	—
Option ARMs	—	—	—	—	—	—
Auto loans	6,070	175	5	—	6,250	5,467
Credit card	556,207	—	—	—	556,207	569,113
All other loans	8,941	293	106	994	10,334	11,229

Total consumer	$573,386	$7,026	$17,919	$30,119	$628,450	$643,940

Wholesale:
Other unfunded commitments to extend credit(a)(b)	63,914	104,584	19,128	4,627	192,253	192,145
Asset purchase agreements(b)	—	—	—	—	—	22,685
Standby letters of credit and other financial guarantees(a)(c)(d)	26,886	46,388	14,812	2,278	90,364	91,485
Unused advised lines of credit	33,782	4,993	100	202	39,077	35,673
Other letters of credit(a)(d)	3,915	965	342	5	5,227	5,167

Total wholesale	128,497	156,930	34,382	7,112	326,921	347,155

Total lending-related	$701,883	$163,956	$52,301	$37,231	$955,371	$991,095

Other guarantees and commitments
Securities lending guarantees(e)	$171,529	$—	$—	$—	$171,529	$170,777
Derivatives qualifying as guarantees(f)	17,621	17,866	11,681	34,678	81,846	87,191
Equity investment commitments(g)	1,423	9	13	955	2,400	2,374
Building purchase commitment(h)	670	—	—	—	670	670

(a)	At March 31, 2010, and December 31, 2009, represents the contractual amount net of risk participations totaling $1.6 billion and $643 million, respectively, for other unfunded commitments to extend credit; $25.4 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $630 million and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve Board these commitments are shown gross of risk participations.

(b)	Upon the adoption of the new consolidation guidance related to VIEs, $24.2 billion of lending-related commitments between the Firm and the Firm-administered multi-seller conduits were eliminated upon consolidation. The decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments directly between the multi-seller conduits and clients. These unfunded commitments of the consolidated conduits are now included as off-balance sheet lending-related commitments of the Firm.

(c)	Includes unissued standby letters of credit commitments of $40.0 billion and $38.4 billion at March 31, 2010, and December 31, 2009, respectively.

(d)	At March 31, 2010, and December 31, 2009, JPMorgan Chase held collateral relating to $32.9 billion and $31.5 billion, respectively, of standby letters of credit; and $1.5 billion and $1.3 billion, respectively, of other letters of credit.

(e)	Collateral held by the Firm in support of securities lending indemnification agreements totaled $175.2 billion and $173.2 billion at March 31, 2010, and December 31, 2009, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees.

(g)	Includes unfunded commitments to third-party private equity funds of $1.4 billion and $1.5 billion at March 31, 2010, and December 31, 2009, respectively. Also includes unfunded commitments for other equity investments of $980 million and $897 million at March 31, 2010, and December 31, 2009, respectively. These commitments include $1.4 billion and $1.5 billion at March 31,2010, and December 31, 2009, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 96-107 of this Form 10-Q.

(h)	For further information refer to Building purchase commitment in Note 22 on page 152 of this Form 10-Q.
Repurchase liability
The Firm primarily conducts its loan sale and securitization activities with Fannie Mae and Freddie Mac (the “GSEs”). In connection with these and other securitization transactions, the Firm makes certain representations and warranties that the loans sold meet certain requirements (e.g., type of collateral, underwriting standards, lack of material false representation in connection with the loan, primary mortgage insurance is in force for any mortgage loan with a loan-to-value ratio (“LTV”) greater than 80%, use of the GSEs’ standard legal documentation). The Firm may be required to repurchase the loans and/or indemnify the GSEs or other purchasers against losses due to material breaches of these representations and warranties. For additional information about the Firm’s loan sale and securitization-related indemnifications, including a description of how the Firm estimates its repurchase liability, see Note 22 on pages 149-152 of this Form 10-Q, and Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.
The Firm also sells loans in securitization transactions with Ginnie Mae; these loans are typically insured by the Federal Housing Administration (“FHA”), Rural Housing Administration (“RHA”) and/or guaranteed by the U.S. Department of Veterans Affairs (“VA”). To date, the Firm’s repurchase liability in respect of Ginnie Mae loans has been de minimus.

Although the GSEs or other purchasers may demand repurchase at any time, the majority of repurchase demands occur in the first 24 to 36 months following origination of the mortgage loan. Currently, repurchase demands predominantly relate to the 2006 to 2008 vintages. To date, demands against the 2009 vintage have not been significant. The Firm attributes the comparatively favorable performance of the 2009 vintage to the tightened underwriting and loan qualification standards that were implemented in 2007 and 2008.
The repurchase liability is based on a number of variables, such as the Firm’s ability to accurately estimate probable future demands from purchasers, cure identified defects, accurately estimate loss severities and recover amounts from third parties. Estimating the repurchase liability is further complicated by limited and rapidly changing historical data and uncertainty surrounding numerous external factors, including: i) economic factors (e.g., further declines in home prices and changes in borrower behavior may lead to increases in the number of defaults, the severity of losses, or both), and ii) the level of future demands will be determined, in part, by actions taken by third parties, such as the GSEs and mortgage insurers. While the Firm uses the best information available to it in estimating its repurchase liability, the estimation process is inherently uncertain and requires the application of judgment. An assumed simultaneous 10% adverse change in each of the variables noted above would increase the repurchase liability as of March 31, 2010, by approximately $1.7 billion. This estimate is based upon a hypothetical scenario and is intended to provide an indication of the impact on the estimated repurchase liability of significant and simultaneous adverse changes in each of the key underlying assumptions. Actual changes in these assumptions may not occur at the same time or to the same degree, or improvement in one factor may offset deterioration in another.
The following table summarizes the total unpaid principal balance of repurchases for the periods indicated. In addition, the Firm recognized $105 million and $56 million of “make-whole” settlements in the first quarter of 2010 and the first quarter of 2009, respectively, in lieu of repurchasing loans.

Three months ended March 31, (in millions)	2010	2009

Ginnie Mae repurchases(a)	$2,010	$2,059
GSE/other repurchases	322	148

Total	$2,332	$2,207

(a)	In substantially all cases, these repurchases represent the Firm’s voluntary repurchase of certain delinquent loans from loan pools or packages as permitted by Ginnie Mae guidelines (i.e., they do not result from repurchase demands due to breaches of representations and warranties). In certain cases, it is economically advantageous for the Firm to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, the FHA and/or the VA. Substantially all of the loans continue to be insured/guaranteed and reimbursement is proceeding normally. Accordingly, none of the Firm’s recorded repurchase liability relates to these Ginnie Mae repurchases.
The following table summarizes the change in the repurchase liability for each of the periods presented.

Three months ended March 31, (in millions)	2010	2009

Repurchase liability at beginning of period	$1,705	$1,093
Losses realized upon settlement	(246)	(714	)(a)
Provision for repurchase losses	523	283

Repurchase liability at end of period	$1,982	$662

(a)	Primarily related to the Firm’s settlement of claims for certain loans originated and sold by Washington Mutual. The unpaid principal balance of loans related to this settlement are not included in the table above.
Nonperforming loans held-for-investment included $270 million of repurchased loans at March 31, 2010, and $218 million at December 31, 2009.

CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2009, and should be read in conjunction with Capital Management on pages 82-85 of JPMorgan Chase’s 2009 Annual Report.
The Firm’s capital management objectives are to hold capital sufficient to:
•	Cover all material risks underlying the Firm’s business activities;

•	Maintain “well-capitalized” status under regulatory requirements;

•	Achieve debt rating targets;

•	Remain flexible to take advantage of future opportunities; and

•	Build and invest in businesses, even in a highly stressed environment.
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. As of March 31, 2010, and December 31, 2009, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.
The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at March 31, 2010, and December 31, 2009.

	JPMorgan Chase & Co.(c)			JPMorgan Chase Bank, N.A.(c)		Chase Bank USA, N.A.(c)		Well-	Minimum
(in millions,	March 31,		Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,	capitalized	capital
except ratios)	2010		2009	2010	2009	2010	2009	ratios(e)	ratios(e)

Regulatory capital:
Tier 1	$131,350		$132,971	$96,039	$96,372	$10,979	$15,534
Total	173,332		177,073	135,428	136,646	14,936	19,198
Tier 1 common	103,908		105,284	95,281	95,353	10,979	15,534

Assets:
Risk-weighted(a)	1,147,008	(d)	1,198,006	959,013	1,011,995	132,013	114,693
Adjusted average(b)	1,981,060	(d)	1,933,767	1,608,086	1,609,081	144,154	74,087

Capital ratios:
Tier 1 capital	11.5	%(d)	11.1%	10.0%	9.5%	8.3%	13.5%	6.0%	4.0%
Total capital	15.1		14.8	14.1	13.5	11.3	16.7	10.0	8.0
Tier 1 leverage	6.6		6.9	6.0	6.0	7.6	21.0	5.0 (f)	3.0 (g)
Tier 1 common	9.1		8.8	9.9	9.4	8.3	13.5	NA	NA

(a)	Includes off-balance sheet risk-weighted assets at March 31, 2010, of $269.0 billion, $263.3 billion and $34 million, and at December 31, 2009, of $367.4 billion, $312.3 billion and $49.9 billion, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively. Risk-weighted assets are calculated in accordance with U.S. federal regulatory capital standards.

(b)	Adjusted average assets, for purposes of calculating the leverage ratio, include total average assets adjusted for unrealized gains/(losses) on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(c)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(d)	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the consolidation of VIEs, which resulted in a decrease in the Tier 1 capital ratio of 34 basis points. See Note 15 on pages 131-142 of this Form 10-Q for further information.

(e)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

(f)	Represents requirements for banking subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(g)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4%, depending on factors specified in regulations issued by the Federal Reserve and OCC.

Note:	Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $770 million at March 31, 2010, and $812 million at December 31, 2009. Additionally, the Firm had deferred tax liabilities resulting from tax-deductible goodwill of $1.8 billion and $1.7 billion at March 31, 2010, and December 31, 2009, respectively.

A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 common capital, Tier 1 capital and Total qualifying capital is presented in the table below:

Risk-based capital components and assets	March 31,	December 31,
(in millions)	2010	2009

Tier 1 capital
Tier 1 common capital:
Total stockholders’ equity	$164,721	$165,365
Less: Preferred stock	8,152	8,152

Common stockholders’ equity	156,569	157,213
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common equity	(745)	75

Less: Goodwill(a)	46,585	46,630
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	947	912
Investments in certain subsidiaries	823	802
Other intangible assets	3,561	3,660

Tier 1 common capital	103,908	105,284

Preferred stock	8,152	8,152
Qualifying hybrid securities and noncontrolling interests(b)	19,290	19,535

Total Tier 1 capital	131,350	132,971

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	27,445	28,977
Qualifying allowance for credit losses	14,727	15,296
Adjustment for investments in certain subsidiaries and other	(190)	(171)

Total Tier 2 capital	41,982	44,102

Total qualifying capital	$173,332	$177,073

Risk-weighted assets	$1,147,008	$1,198,006

Total adjusted average assets	$1,981,060	$1,933,767

(a)	Goodwill is net of any associated deferred tax liabilities.

(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
The Firm’s Tier 1 common capital was $103.9 billion at March 31, 2010, compared with $105.3 billion at December 31, 2009, a decrease of $1.4 billion. The decrease was due to the $4.4 billion retained earnings adjustment that resulted from the Firm’s adoption of new consolidation guidance related to VIEs; a $1.1 billion reduction in common stockholders’ equity related to the purchase of the remaining interest in a consolidated subsidiary from noncontrolling shareholders; and dividends on preferred and common stock outstanding. The decrease was partially offset by net income (adjusted for DVA) of $3.3 billion and net issuances of common stock under the Firm’s employee stock-based compensation plans of $1.0 billion. The Firm’s Tier 1 capital was $131.4 billion at March 31, 2010, compared with $133.0 billion at December 31, 2009, a decrease of $1.6 billion. The decrease in Tier 1 capital predominantly reflects the decline in Tier 1 common capital. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 29 on pages 228-229 of JPMorgan Chase’s 2009 Annual Report.
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
Prior to full implementation of the new Basel II Framework, JPMorgan Chase will be required to complete a qualification period of four consecutive quarters during which it will need to demonstrate that it meets the requirements of the new rule to the satisfaction of its primary U.S. banking regulators. The U.S. implementation timetable consists of the qualification period, starting no later than April 1, 2010, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on current (“Basel l”) regulations. JPMorgan Chase is currently in the qualification period and expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required.

Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are J.P. Morgan Securities Inc. (“JPMorgan Securities”) and J.P. Morgan Clearing Corp. JPMorgan Securities and J.P. Morgan Clearing Corp. are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities and J.P. Morgan Clearing Corp. are also registered as futures commission merchants and subject to Rule 1.17 under the Commodity Futures Trading Commission (“CFTC”). J.P. Morgan Clearing Corp., a subsidiary of JPMorgan Securities, provides clearing and settlement services.
JPMorgan Securities and J.P. Morgan Clearing Corp. have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At March 31, 2010, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $9.6 billion, exceeding the minimum requirement by $9.0 billion. J.P. Morgan Clearing Corp’s net capital was $5.5 billion, exceeding the minimum requirement by $4.0 billion.
In addition to its net capital requirements, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of March 31, 2010, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities, using internal risk-assessment methodologies. The Firm measures economic capital based primarily on four risk factors: credit, market, operational and private equity risk.

Economic risk capital	Quarterly Averages
(in billions)	1Q10	4Q09	1Q09

Credit risk	$49.3	$48.5	$55.0
Market risk	13.8	15.8	15.0
Operational risk	7.4	7.9	9.1
Private equity risk	5.2	4.9	4.6

Economic risk capital	75.7	77.1	83.7
Goodwill	48.6	48.3	48.1
Other(a)	31.8	31.1	4.7

Total common stockholders’ equity	$156.1	$156.5	$136.5

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
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
Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to each line of business with the changes anticipated to occur in the business, and in the competitive and regulatory landscape. The lines of business are now capitalized based on the Tier 1 common standard, rather than the Tier 1 Capital standard.

Line of business equity
(in billions)	March 31, 2010	December 31, 2009

Investment Bank	$40.0	$33.0
Retail Financial Services	28.0	25.0
Card Services	15.0	15.0
Commercial Banking	8.0	8.0
Treasury & Securities Services	6.5	5.0
Asset Management	6.5	7.0
Corporate/Private Equity	52.6	64.2

Total common stockholders’ equity	$156.6	$157.2

Line of business equity	Quarterly Averages
(in billions)	1Q10	4Q09	1Q09

Investment Bank	$40.0	$33.0	$33.0
Retail Financial Services	28.0	25.0	25.0
Card Services	15.0	15.0	15.0
Commercial Banking	8.0	8.0	8.0
Treasury & Securities Services	6.5	5.0	5.0
Asset Management	6.5	7.0	7.0
Corporate/Private Equity	52.1	63.5	43.5

Total common stockholders’ equity	$156.1	$156.5	$136.5

Capital actions
Stock repurchases
The Board of Directors has approved a stock repurchase program that authorizes the repurchase of up to $10.0 billion of the Firm’s common shares plus warrants issued in 2008 as part of the U.S. Treasury’s Capital Purchase Program. During the first quarter of 2010, the Firm did not repurchase any shares of its common stock or the warrants. As of March 31, 2010, under the program $6.2 billion of authorized repurchase capacity remained with respect to the Firm’s common stock, and all of the authorized repurchase capacity remained with respect to the warrants.
The Firm has determined that it may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock and warrants in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on page 171 of this Form 10-Q.
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
For further discussion of these risks, see Risk Management on pages 86-126 of JPMorgan Chase’s 2009 Annual Report and the information below.
LIQUIDITY RISK MANAGEMENT
The following discussion of JPMorgan Chase’s liquidity risk management framework highlights developments since December 31, 2009, and should be read in conjunction with pages 88-92 of JPMorgan Chase’s 2009 Annual Report.
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
Management considers the Firm’s liquidity position to be strong, based on its liquidity metrics as of March 31, 2010. Management believes that its unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations. As of March 31, 2010, JPMorgan Chase’s long-dated funding, including core liabilities, exceeded illiquid assets.

Funding
Sources of funds
The deposits held by the RFS, CB, TSS and AM lines of business are generally stable sources of funding for JPMorgan Chase Bank, N.A. As of March 31, 2010, total deposits for the Firm were $925.3 billion, compared with $938.4 billion at December 31, 2009. A significant portion of the Firm’s deposits are retail deposits (39% at March 31, 2010), which are less sensitive to interest rate changes or market volatility and therefore are considered more stable than market-based (i.e., wholesale) liability balances. At March 31, 2010, the Firm’s deposits exceeded its loans (loans were approximately 77% of deposits at the end of the period, and averaged 83% during the quarter). In addition, through the normal course of business, the Firm benefits from substantial liability balances originated by RFS, CB, TSS and AM. These franchise-generated liability balances include deposits, as well as deposits that are swept to on—balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements), as part of customer cash management programs. A significant portion of the Firm’s wholesale liability balances are considered also to be stable and consistent sources of funding due to the nature of the businesses from which they are generated. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance sheet analysis on pages 18-41 and 43-45, respectively, of this Form 10-Q.
Additional sources of funding include a variety of unsecured short- and long-term instruments, including federal funds purchased, certificates of deposit, time deposits, bank notes, commercial paper, long-term debt, trust preferred capital debt securities, preferred stock and common stock. The Firm’s reliance on short-term unsecured commercial paper funding is limited, and averaged $37.5 billion (including $26.5 billion of deposits that customers chose to sweep into commercial paper liabilities) and $33.7 billion (including $22.6 billion of deposits that customers chose to sweep into commercial paper liabilities) during the three months ended March 31, 2010, and 2009, respectively. Average institutional wholesale commercial paper liabilities were $11.0 billion and $11.1 billion for the three months ended March 31, 2010 and 2009, respectively. Secured sources of funding include securities loaned or sold under repurchase agreements, asset securitizations, and borrowings from Federal Home Loan Banks. The Firm also maintains the ability to borrow from the Federal Reserve (including discount-window borrowings) as well as other central banks; however, the Firm does not view such borrowings from the Federal Reserve and other central banks as a primary means of funding. At the parent holding company level, long-term funding is managed to ensure that the parent holding company has, at a minimum, sufficient liquidity to cover its obligations and those of its nonbank subsidiaries within the next 12 months.
Issuance
During the first three months of 2010, the Firm issued $10.9 billion of long-term debt, including $5.6 billion of senior notes issued in U.S. markets, $904 million of senior notes issued in non-U.S. markets and $4.4 billion of IB structured notes. In addition, in April 2010, the Firm issued $1.5 billion of trust preferred capital debt securities in the U.S. market. During the first three months of 2010, $14.1 billion of long-term debt matured or were redeemed, including $7.4 billion of IB structured notes. The maturities or redemptions in the first three months of 2010 were partially offset by the issuances during the period.
Replacement capital covenants
In connection with the issuance of certain of its trust preferred capital debt securities and its noncumulative perpetual preferred stock, the Firm has entered into Replacement Capital Covenants (“RCCs”). These RCCs grant certain rights to the holders of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of such trust preferred capital debt securities and noncumulative perpetual preferred stock except, with limited exceptions, to the extent that JPMorgan Chase has received, in each such case, specified amounts of proceeds from the sale of certain qualifying securities. Currently, the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. For more information regarding these covenants, reference is made to the respective RCCs (including any supplements thereto) entered into by the Firm in relation to such trust preferred capital debt securities and noncumulative perpetual preferred stock, which are available in filings made by the Firm with the SEC.
Cash flows
Cash and due from banks was $31.4 billion and $26.7 billion at March 31, 2010 and 2009, respectively; these balances increased by $5.2 billion from December 31, 2009, and decreased by $214 million from December 31, 2008. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the first three months of 2010 and 2009.

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
For the three months ended March 31, 2010, net cash provided by operating activities was $19.1 billion, primarily driven by a net increase in trading liabilities reflecting favorable developments in financial markets, as well as an increase in business activity in markets outside of the United States, partially offset by sales of debt securities. Also, net cash generated from operating activities was higher than net income, largely as a result of adjustments for non-cash items such as the provision for credit losses, stock-based compensation, and depreciation and amortization. Proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans.
For the three months ended March 31, 2009, net cash provided by operating activities was $50.8 billion, largely due to a decline in trading activity reflecting the effect of the challenging capital markets environment. In addition, net cash generated from operating activities was higher than net income, largely as a result of noncash adjustments for operating items such as the provision for credit losses, stock-based compensation, and depreciation and amortization. Proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell were slightly higher than cash used to acquire such loans, but the cash flows from these loan activities remained at a significantly reduced level as a result of the continued volatility and stress in the markets.
Cash flows from investing activities
The Firm’s investing activities predominantly include originating loans to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the three months ended March 31, 2010, net cash of $13.9 billion was used in investing activities. This was primarily due to an increase in securities purchased under resale agreements largely due to higher financing volume in IB resulting from increased client flows, partially offset by a net decrease in the loan portfolio, driven by seasonally lower charge volume on credit cards, continued run-off in the residential real estate portfolios, and repayments and loan sales, predominantly in IB. Proceeds from sales and maturities of AFS securities used in the Firm’s interest rate risk management activities were slightly higher than cash used to acquire such securities.
For the three months ended March 31, 2009, net cash of $3.6 billion was provided by investing activities, primarily from a decrease in deposits with banks; a decrease in securities purchased under resale agreements, reflecting a lower volume of excess cash available for short-term investments; a net decrease in the loan portfolio, reflecting declines across all wholesale businesses, the seasonal decline in credit card receivables, and credit card securitization activities; and net maturities of asset-backed commercial paper purchased from money market mutual funds in connection with the AML Facility of the Federal Reserve Bank of Boston. Largely offsetting these cash proceeds were net purchases of AFS securities to manage the Firm’s exposure to a declining interest rate environment.
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to raising customer deposits, and issuing long-term debt (including trust preferred capital debt securities) as well as preferred and common stock. In the first three months of 2010 net cash provided by financing activities was $285 million, which reflected increased cash proceeds from securities loaned or sold under repurchase agreements primarily to facilitate the increase in IB’s securities purchased under resale agreements. Cash was used as TSS deposits declined reflecting the normalization of deposit levels, offset partially by net inflows from existing customers and new business in CB, RFS and AM; for the net repayment of long-term debt and trust preferred capital debt securities as new issuances were more than offset by repayments; and for the payment of cash dividends.
In the first three months of 2009, net cash used in financing activities was $54.3 billion reflecting a decline in wholesale deposits in TSS, compared with the elevated level during the latter part of 2008 due to the heightened volatility and credit concerns in the markets at that time. In addition, there was a decline in other borrowings due to net repayments of advances from Federal Home Loan Banks and nonrecourse advances under the Federal Reserve Bank of Boston AML Facility; net repayments of long-term debt (including trust preferred capital debt securities) as proceeds from new issuances (including $13.8 billion of FDIC-guaranteed debt issued under the TLG Program and $4.0 billion of IB structured notes) were more than offset by repayments; and the payment of cash dividends. Cash proceeds resulted from an increase in securities loaned or sold under repurchase agreements, partly attributable to favorable pricing and to finance the Firm’s increased AFS securities portfolio.

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit-rating downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 45-46 and Ratings profile of derivative receivables marked to market (“MTM”) on page 64 and Note 5 on pages 110-116 of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.
The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of March 31, 2010, were as follows.

	Short-term debt				Senior long-term debt
	Moody’s		S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P	-1	A-1	F1+	Aa3	A+	AA-
JPMorgan Chase Bank, N.A.	P	-1	A-1+	F1+	Aa1	AA-	AA-
Chase Bank USA, N.A.	P	-1	A-1+	F1+	Aa1	AA-	AA-

Ratings actions affecting the Firm
Ratings from Moody’s, S&P and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at March 31, 2010, from December 31, 2009. At March 31, 2010, Moody’s and S&P’s outlook remained negative, while Fitch’s outlook remained stable.
On January 29, 2010, Fitch downgraded 592 hybrid capital instruments issued by banks and other non-bank financial institutions, including those issued by the Firm. This action was in line with Fitch’s revised hybrid ratings methodology. The Firm’s trust preferred capital debt and hybrid preferred securities were downgraded by one notch to A.
Moody’s and S&P have recently announced that they will be evaluating the effects of any financial regulatory reform legislation that is enacted in order to determine the extent to which financial institutions, including the Firm, may be negatively impacted. While it is unlikely that any ratings action will take place until the legislation is finally enacted and the agencies complete their assessments, there is no assurance the Firm’s credit ratings will not be downgraded as a result of any such review.

CREDIT PORTFOLIO
The following table presents JPMorgan Chase’s credit portfolio as of March 31, 2010, and December 31, 2009. Total managed credit exposure of $1.8 trillion at March 31, 2010, decreased by $40.6 billion from December 31, 2009, reflecting decreases of $29.9 billion in the consumer portfolio and $10.7 billion in the wholesale portfolio. During the first three months of 2010, lending-related commitments decreased by $35.7 billion and managed loans decreased by $4.3 billion. The decrease in lending-related commitments was partially related to the adoption of the new consolidation guidance related to VIEs which resulted in the elimination of $24.2 billion of lending-related wholesale commitments between the Firm and its administrated multi-seller conduits upon consolidation. This decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments between the consolidated multi-seller conduits and their clients. The decrease in managed loans was partially related to, lower customer demand, repayments, and loan sales partially offset by the adoption of the new consolidation guidance related to VIEs.
While overall portfolio exposure declined, the Firm provided more than $145 billion in new loans and lines of credit to consumer and wholesale clients in the first quarter of 2010, including individuals, small businesses, large corporations, not-for-profit organizations, U.S. states and municipalities, and other financial institutions.
In the table below, reported loans include loans retained; loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and loans accounted for at fair value. Loans retained are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs. Nonperforming assets include nonaccrual loans and assets acquired in satisfaction of debt (primarily real estate owned). Nonaccrual loans are those for which the accrual of interest has been suspended in accordance with the Firm’s accounting policies. For additional information on these loans, including the Firm’s accounting policies, see Note 13 on pages 125-129 of this Form 10-Q, and Note 13 on pages 192—196 of JPMorgan Chase’s 2009 Annual Report.

	Credit		Nonperforming		90 days or more past due
	exposure		assets(e)(f)		and still accruing(f)
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
(in millions)	2010	2009	2010	2009	2010	2009

Total credit portfolio
Loans — retained(a)	$706,841	$627,218	$16,719	$17,219	$5,511	$4,355
Loans held-for-sale	4,933	4,876	166	234	—	—
Loans at fair value	2,025	1,364	165	111	—	—

Loans — reported(a)	713,799	633,458	17,050	17,564	5,511	4,355
Loans — securitized(a)(b)	NA	84,626	NA	—	NA	2,385

Total managed loans(a)	713,799	718,084	17,050	17,564	5,511	6,740
Derivative receivables	79,416	80,210	363	529	—	—
Receivables from customers(c)	16,314	15,745	—	—	—	—
Interests in purchased receivables(a)	2,579	2,927	—	—	—	—

Total managed credit-related assets(a)	812,108	816,966	17,413	18,093	5,511	6,740
Lending-related commitments(a)	955,371	991,095	NA	NA	NA	NA

Assets acquired in loan satisfactions
Real estate owned	NA	NA	1,510	1,548	NA	NA
Other	NA	NA	96	100	NA	NA

Total assets acquired in loan satisfactions	NA	NA	1,606	1,648	NA	NA

Total credit portfolio	$1,767,479	$1,808,061	$19,019	$19,741	$5,511	$6,740

Net credit derivative hedges notional(d)	$(46,583)	$(48,376)	$(152)	$(139)	NA	NA
Liquid securities collateral held against derivatives	(14,408)	(15,519)	NA	NA	NA	NA

	Three months ended March 31,
			Average annual net
	Net charge-offs		charge-off rate(g)(h)
(in millions, except ratios)	2010	2009	2010	2009

Total credit portfolio
Loans — reported	$7,910	$4,396	4.46%	2.51%
Loans — securitized(a)(b)	NA	1,464	NA	6.93

Total managed loans(a)	$7,910	$5,860	4.46%	2.98%

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related assets are now primarily recorded in loans or other assets on the Consolidated Balance Sheet. As a result of the consolidation of the credit card securitization trusts, reported and managed basis are comparable for periods beginning after January 1, 2010. For further discussion, see Note 15 on pages 131-142 of this Form 10-Q.

(b)	Loans securitized is defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans. For further discussion of credit card securitizations, see Note 15 on pages 131-142 of this Form 10-Q.

(c)	Represents margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(d)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and non-performing credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 64-65 and Note 5 on pages 110-116 of this Form 10-Q.

(e)	At March 31, 2010, and December 31, 2009, nonperforming loans and assets exclude: (1) mortgage loans insured by U.S. government agencies of $10.5 billion and $9.0 billion, respectively; (2) real estate owned insured by U.S. government agencies of $707 million and $579 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $581 million and $542 million, respectively. These amounts are excluded as reimbursement is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the Federal Financial Institutions Examination Council, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(f)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(g)	Net charge-off ratios were calculated using: (1) average retained loans of $718.5 billion and $710.6 billion for the quarters ended March 31, 2010 and 2009, respectively; (2) average securitized loans of zero and $85.6 billion for the quarters ended March 31, 2010 and 2009, respectively; and (3) average managed loans of $718.5 billion and $796.2 billion for the quarters ended March 31, 2010 and 2009, respectively.

(h)	Firmwide net charge-off ratios were calculated including average purchased credit-impaired loans of $80.3 billion and $88.3 billion at March 31, 2010 and 2009, respectively. Excluding the impact of purchased credit-impaired loans, the total Firm’s managed net charge-off rate would have been 5.03% and 3.36% respectively.

WHOLESALE CREDIT PORTFOLIO
As of March 31, 2010, wholesale exposure (IB, CB, TSS and AM) decreased by $10.7 billion from December 31, 2009. The overall decrease was primarily driven by decreases of $20.2 billion in lending-related commitments, partially offset by an increase of $10.1 billion in loans. The decrease in lending-related commitments and the increase in loans were primarily related to the adoption of the new consolidation guidance related to VIEs which resulted in the elimination of $24.2 billion of lending related commitments between the Firm and its administrated multi-seller conduits upon consolidation. This decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments between the consolidated multi-seller conduits and their clients. Assets of the consolidated conduits included $15.1 billion of wholesale loans. Excluding the effect of the new consolidation guidance, loans and lending-related commitments would have decreased by $5.0 billion and $2.5 billion, respectively.

	Credit		Nonperforming		90 days past due
	exposure		assets(c)		and still accruing
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
(in millions)	2010	2009	2010	2009	2010	2009

Loans — retained	$210,211	$200,077	$5,895	$6,559	$221	$332
Loans held-for-sale	2,054	2,734	166	234	—	—
Loans at fair value	2,025	1,364	165	111	—	—

Loans — reported	214,290	204,175	6,226	6,904	221	332
Derivative receivables	79,416	80,210	363	529	—	—
Receivables from customers(a)	16,314	15,745	—	—	—	—
Interests in purchased receivables	2,579	2,927	—	—	—	—

Total wholesale credit-related assets	312,599	303,057	6,589	7,433	221	332
Lending-related commitments	326,921	347,155	NA	NA	NA	NA

Total wholesale credit exposure	$639,520	$650,212	$6,589	$7,433	$221	$332

Net credit derivative hedges notional(b)	$(46,583)	$(48,376)	$(152)	$(139)	NA	NA
Liquid securities collateral held against derivatives	(14,408)	(15,519)	NA	NA	NA	NA

(a)	Represents margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 64-65 and Note 5 on pages 110-116 of this Form 10-Q.

(c)	Excludes assets acquired in loan satisfactions. For additional information, see the wholesale nonperforming assets by business segment table on page 61 of this Form 10-Q.

The following table summarizes the maturity and ratings profiles of the wholesale portfolio as of March 31, 2010, and December 31, 2009. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to ratings as defined by S&P and Moody’s.
Wholesale credit exposure — maturity and ratings profile

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
		Due after 1			grade (“IG”)	grade
At March 31, 2010	Due in 1	through year	Due after		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	year or less	5 years	5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	31%	40%	29%	100%	$134	$76	$210	64%
Derivative receivables	12	42	46	100	62	18	80	78
Lending-related commitments	39	59	2	100	262	65	327	80

Total excluding loans held-for-sale and loans at fair value	33%	51%	16%	100%	$458	$159	$617	74%
Loans held-for-sale and loans at fair value(a)							4
Receivables from customers							16
Interests in purchased receivables							3

Total exposure							$640

Net credit derivative hedges notional(b)	46%	37%	17%	100%	$(47)	$—	$(47)	100%

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
		Due after 1			grade (“IG”)	grade
At December 31, 2009	Due in 1	through year	Due after		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	year or less	5 years	5 years	Total	BBB-/Baa3	& below	Total	of IG

Loans	29%	40%	31%	100%	$118	$82	$200	59%
Derivative receivables	12	42	46	100	61	19	80	76
Lending-related commitments	41	57	2	100	281	66	347	81

Total excluding loans held-for-sale and loans at fair value	34%	50%	16%	100%	$460	$167	$627	73%
Loans held-for-sale and loans at fair value(a)							4
Receivables from customers							16
Interests in purchased receivables							3

Total exposure							$650

Net credit derivative hedges notional(b)	49%	42%	9%	100%	$(48)	$—	$(48)	100%

(a)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.

(b)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The maturity profile of loans and lending-related commitments is based on the remaining contractual maturity. The maturity profile of derivative receivables is based on the maturity profile of average exposure. See Derivative Receivables Marked to Market on pages 102-103 of JPMorgan Chase’s 2009 Annual Report for further discussion of average exposure.

Wholesale credit exposure — selected industry concentrations
The Firm focuses on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns.
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s, respectively. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased to $29.7 billion at March 31, 2010, from $33.2 billion at year-end 2009. The decrease was primarily related to repayments and loan sales.

	March 31, 2010				December 31, 2009
	Total credit exposure		Criticized exposure		Total credit exposure		Criticized exposure
				% of				% of
	Credit	% of		criticized	Credit	% of		criticized
(in millions, except ratios)	exposure(c)	portfolio	Criticized	portfolio	exposure(c)	portfolio	Criticized	portfolio

Top 25 industries(a)
Real estate	$65,547	11%	$11,483	39%	$68,509	11%	$11,975	36%
Banks and finance companies	56,414	9	1,542	5	54,053	9	2,053	6
Healthcare	35,215	6	324	1	35,605	6	329	1
State and municipal governments	33,726	5	177	1	34,726	5	466	1
Utilities	27,118	4	1,067	3	27,178	4	1,238	4
Consumer products	26,244	4	655	2	27,004	4	515	2
Asset managers	26,102	4	583	2	24,920	4	680	2
Oil and gas	22,814	4	512	2	23,322	4	386	1
Retail and consumer services	20,384	3	776	3	20,673	3	782	2
Insurance	13,960	2	576	2	13,421	2	599	2
Technology	13,058	2	761	2	14,169	2	1,288	4
Machinery and equipment manufacturing	12,489	2	263	1	12,759	2	350	1
Telecom services	12,325	2	195	1	11,265	2	251	1
Business services	11,919	2	277	1	10,667	2	344	1
Securities firms and exchanges	11,389	2	121	—	10,832	2	145	—
Chemicals/plastics	11,296	2	559	2	9,870	2	611	2
Metals/mining	11,265	2	637	2	12,547	2	639	2
Media	10,607	2	1,756	6	12,379	2	1,692	5
Central government	10,346	2	—	—	9,557	1	—	—
Building materials/construction	10,327	2	1,252	4	10,448	2	1,399	4
Holding companies	10,235	2	111	—	16,018	3	110	—
Transportation	8,931	1	545	2	9,749	1	588	2
Automotive	8,864	1	1,083	4	9,357	1	1,240	4
Agriculture/paper manufacturing	7,306	1	501	2	5,801	1	500	2
Leisure	5,776	1	1,255	4	6,822	1	1,798	5
All other(b)	132,891	22	2,698	9	135,791	22	3,205	10

Subtotal	$616,548	100%	$29,709	100%	$627,442	100%	$33,183	100%

Loans held-for-sale and loans at fair value	4,079		1,099		4,098		1,545
Receivables from customers	16,314				15,745
Interest in purchased receivables	2,579				2,927

Total	$639,520		$30,808		$650,212		$34,728

(a)	Rankings are based on exposure at March 31, 2010. The industries presented in the table as of December 31, 2009, are based on the same rankings of the exposure at March 31, 2010, not the actual rankings at December 31, 2009.

(b)	For more information on exposures to SPEs included in all other, see Note 15 on pages 131-142 of this Form 10-Q.

(c)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

The following table presents additional information on the wholesale real estate industry at March 31, 2010, and December 31, 2009.

					% of		% of net
					nonperforming	Net	charge-offs
March 31, 2010	Credit	% of credit	Criticized	Nonperforming	loans to	charge-offs/	to total
(in millions, except ratios)	exposure	portfolio	exposure	loans	total loans(b)	(recoveries)	loans(b)

Commercial real estate subcategories
Multi-family	$31,876	49%	$4,037	$1,272	4.12%	$57	0.18%
Commercial lessors	18,574	28	4,121	494	3.36	298	2.03
Commercial construction and development	6,024	9	1,354	309	7.06	31	0.71
Other(a)	9,073	14	1,971	783	15.47	11	0.22

Total commercial real estate	$65,547	100%	$11,483	$2,858	5.19%	$397	0.72%

					% of		% of net
					nonperforming	Net	charge-offs
December 31, 2009	Credit	% of credit	Criticized	Nonperforming	loans to	charge-offs/	to total
(in millions, except ratios)	exposure	portfolio	exposure	loans	total loans(b)	(recoveries)	loans(b)

Commercial real estate subcategories
Multi-family	$32,073	47%	$3,986	$1,109	3.57%	$199	0.64%
Commercial lessors(c)	18,689	27	4,194	687	4.53	232	1.53
Commercial construction and development	6,593	10	1,518	313	6.81	105	2.28
Other(a)(c)	11,154	16	2,277	779	12.27	152	2.39

Total commercial real estate	$68,509	100%	$11,975	$2,888	5.05%	$688	1.20%

(a)	Other includes lodging, Real estate investment trusts (“REITs”), single family, homebuilders and other real estate.

(b)	Ratios were calculated using end-of-period retained loans of $55.0 billion and $57.2 billion for the quarters ended March 31, 2010, and December 31, 2009, respectively.

(c)	Prior periods have been reclassed to conform to current presentation.
Loans
The following table presents wholesale loans and nonperforming assets by business segment as of March 31, 2010, and December 31, 2009.

	March 31, 2010
								Assets acquired in loan
	Loans			Nonperforming				satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$53,010	$3,594	$56,604	$2,741		$363	(b)	$185	$—	$3,289
Commercial Banking	95,435	294	95,729	2,996		—		189	1	3,186
Treasury & Securities Services	24,066	—	24,066	14		—		—	—	14
Asset Management	37,088	—	37,088	475		—		1	22	498
Corporate/Private Equity	612	191	803	—		—		—	—	—

Total	$210,211	$4,079	$214,290	$6,226	(a)	$363		$375	$23	$6,987

	December 31, 2009
								Assets acquired in loan
	Loans			Nonperforming				satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$45,544	$3,567	$49,111	$3,504		$529	(b)	$203	$—	$4,236
Commercial Banking	97,108	324	97,432	2,801		—		187	1	2,989
Treasury & Securities Services	18,972	—	18,972	14		—		—	—	14
Asset Management	37,755	—	37,755	580		—		2	—	582
Corporate/Private Equity	698	207	905	5		—		—	—	5

Total	$200,077	$4,098	$204,175	$6,904	(a)	$529		$392	$1	$7,826

(a)	The Firm held allowance for loan losses of $1.6 billion and $2.0 billion related to nonperforming retained loans resulting in allowance coverage ratios of 26% and 31%, at March 31, 2010, and December 31, 2009, respectively. Wholesale nonperforming loans represent 2.91% and 3.38% of total wholesale loans at March 31, 2010, and December 31, 2009, respectively.

(b)	Nonperforming derivatives represent less than 1.0% of the total derivative receivables net of cash collateral at both March 31, 2010, and December 31, 2009.

In the normal course of business, the Firm provides loans to a variety of customers, from large corporate and institutional clients to high-net-worth individuals.
Retained wholesale loans were $210.2 billion at March 31, 2010, compared with $200.1 billion at December 31, 2009. The $10.1 billion increase was primarily related to the January 1, 2010, adoption of new consolidation guidance related to VIEs. Upon adoption of the new guidance, $15.1 billion of wholesale loans associated with Firm-administered multi-seller conduits were added to the Consolidated Balance Sheets. Excluding the effect of the new guidance adoption, loans decreased by $5.0 billion. Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio. Held-for-sale loans and loans carried at fair value were $4.1 billion at both March 31, 2010, and December 31, 2009.
The Firm actively manages wholesale credit exposure through sales of loans and lending-related commitments. During the first three months of 2010 the Firm sold $2.6 billion of loans and commitments, recognizing gains of $19 million. In the first three months of 2009, the Firm sold $414 million of loans and commitments, recognizing net losses of $4 million. These results include gains or losses on sales of nonperforming loans, if any, as discussed on pages 62-63 of this Form 10-Q. These activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 52-55 and 131-142 respectively, of this Form 10-Q.
Nonperforming wholesale loans were $6.2 billion at March 31, 2010, a decrease of $678 million from December 31, 2009, reflecting loan sales.
The following table presents the geographic distribution of wholesale loans and nonperforming loans as of March 31, 2010, and December 31, 2009. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.
Loans and nonperforming loans, U.S. and Non-U.S.

	March 31, 2010		December 31, 2009
Wholesale		Nonperforming		Nonperforming
(in millions)	Loans	loans	Loans	loans

U.S.	$151,856	$5,073	$149,085	$5,844
Non-U.S.	62,434	1,153	55,090	1,060

Ending balance	$214,290	$6,226	$204,175	$6,904

The following table presents the change in the nonperforming loan portfolio for the three months ended March 31, 2010 and 2009.
Nonperforming loan activity

Wholesale	Three months ended March 31,
(in millions)	2010	2009

Beginning balance	$6,904	$2,382
Additions	2,717	1,652

Reductions:
Paydowns and other	1,595	165
Gross charge-offs	909	206
Returned to performing	59	1
Sales	832	—

Total reductions	3,395	372

Net additions (reductions)	(678)	1,280

Ending balance	$6,226	$3,662

The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2010 and 2009. A nonaccrual loan is charged off to the allowance for loan losses when it is highly certain that a loss has been realized; this determination considers many factors, including the prioritization of the Firm’s claim in bankruptcy, expectations of the workout/restructuring of the loan, and valuation of the borrower’s equity. The amounts in the table below do not include gains from sales of nonperforming loans.
Net charge-offs

Wholesale	Three months ended March 31,
(in millions, except ratios)	2010	2009

Loans — reported
Average loans retained	$211,599	$238,689
Net charge-offs	959	191
Average annual net charge-off rate	1.84%	0.32%

Derivatives
Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenue through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts, see Note 5 on pages 110-116 of this Form 10-Q and Notes 5 and 32 on pages 167—175 and 224—235 of JPMorgan Chase’s 2009 Annual Report.
The following table summarizes the net derivative receivables MTM for the periods presented.

Derivative receivables marked to market	Derivative receivables MTM
(in millions)	March 31, 2010	December 31, 2009

Interest rate(a)	$38,744	$33,733
Credit derivatives(a)	10,088	11,859
Foreign exchange	18,537	21,984
Equity	5,538	6,635
Commodity	6,509	5,999

Total, net of cash collateral	79,416	80,210
Liquid securities collateral held against derivative receivables	(14,408)	(15,519)

Total, net of all collateral	$65,008	$64,691

(a)	In 2010, cash collateral netting reporting was enhanced. Prior periods have been revised to conform to the current presentation. The effect resulted in an increase to interest rate derivative receivables and a corresponding decrease to credit derivative receivables of $7.0 billion as of December 31, 2009.
The amounts of derivative receivables reported on the Consolidated Balance Sheets were $79.4 billion and $80.2 billion at March 31, 2010, and December 31, 2009, respectively. These are the amounts of the MTM or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and CVA. These amounts reported on the Consolidated Balance Sheets represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $14.4 billion and $15.5 billion at March 31, 2010, and December 31, 2009, respectively, resulting in total exposure, net of all collateral, of $65.0 billion and $64.7 billion, respectively. The increase from year-end 2009 in derivative receivables MTM of $317 million, net of the above mentioned collateral, was primarily related to decreasing rates on interest rate swaps, partially offset by reduced level of foreign exchange rate volatility and tightening credit spreads.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of March 31, 2010, and December 31, 2009, the Firm held $21.1 billion and $16.9 billion, respectively, of this additional collateral. The derivative receivables MTM, net of all collateral, also does not include other credit enhancements in the form of letters of credit. The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of all collateral, for the dates indicated.

Ratings profile of derivative receivables MTM

	March 31, 2010		December 31, 2009
Rating equivalent	Exposure net of	% of exposure	Exposure net of	% of exposure
(in millions, except ratios)	all collateral	net of all collateral	all collateral	net of all collateral

AAA/Aaa to AA-/Aa3	$26,468	41%	$25,530	40%
A+/A1 to A-/A3	14,232	22	12,432	19
BBB+/Baa1 to BBB-/Baa3	7,909	12	9,343	14
BB+/Ba1 to B-/B3	13,890	21	14,571	23
CCC+/Caa1 and below	2,509	4	2,815	4

Total	$65,008	100%	$64,691	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity — was 88% as of March 31, 2010, largely unchanged from 89% at December 31, 2009. The Firm posted $58.5 billion and $56.7 billion of collateral at March 31, 2010, and December 31, 2009, respectively.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in the respective credit ratings of their legal entities, to post collateral for the benefit of the other party. At March 31, 2010, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co., and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.4 billion and $4.0 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade to a specified rating of either the Firm or the counterparty, at the then-existing MTM value of the derivative contracts.
Credit derivatives
For a more detailed discussion of credit derivatives, including types of derivatives, see Note 5, Credit derivatives, on pages 115-116 of this Form 10-Q, and Credit derivatives on pages 103-104 and Note 5, Credit derivatives, on pages 173-175 of JPMorgan Chase’s 2009 Annual Report. The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of March 31, 2010, and December 31, 2009.
Credit derivative positions

	Notional amount
	Dealer/client		Credit portfolio
	Protection	Protection	Protection	Protection
(in billions)	purchased(a)	sold	purchased(a)(b)	sold	Total

March 31, 2010	$2,806	$2,784	$47	$—	$5,637
December 31, 2009	2,997	2,947	49	1	5,994

(a)	Included $2.8 trillion and $3.0 trillion at March 31, 2010, and December 31, 2009, respectively, of notional exposure within protection purchased where the Firm had protection sold with identical underlying reference instruments.

(b)	Included $19.7 billion at both March 31, 2010, and December 31, 2009, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
Dealer/client
For a further discussion on dealer/client business related to credit protection, see Dealer/client business on page 104 of JPMorgan Chase’s 2009 Annual Report. At March 31, 2010, the total notional amount of protection purchased and sold in the dealer/client business decreased by $354 billion from year-end 2009, primarily as a result of industry efforts to reduce offsetting trade activity.
Credit portfolio activities

Use of single-name and portfolio credit derivatives	Notional amount of protection purchased and sold
(in millions)	March 31, 2010	December 31, 2009

Credit derivatives used to manage:
Loans and lending-related commitments	$32,599	$36,873
Derivative receivables	14,475	11,958

Total protection purchased(a)	$47,074	$48,831
Total protection sold	491	455

Credit derivatives hedges notional	$46,583	$48,376

(a)	Included $19.7 billion at both March 31, 2010, and December 31, 2009, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.

The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under U.S. GAAP; these derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. In contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives used in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM value related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM value related to the CVA (which reflects the credit quality of derivatives counterparty exposure), are included in the gains and losses realized on credit derivatives disclosed in the table below. These results can vary from period to period due to market conditions that affect specific positions in the portfolio. For a discussion of CVA related to derivative contracts, see Derivative receivables MTM on pages 102—103 of JPMorgan Chase’s 2009 Annual Report.

	Three months ended March 31,
(in millions)	2010	2009

Hedges of lending-related commitments(a)	$(120)	$(552)
CVA and hedges of CVA(a)	(1)	123

Net gains/(losses)	$(121)	$(429)

(a)	These hedges do not qualify for hedge accounting under U.S. GAAP.
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
Wholesale lending-related commitments were $326.9 billion at March 31, 2010, compared with $347.2 billion at December 31, 2009. The decrease in lending-related commitments reflected the adoption of new consolidation guidance related to VIEs. Upon adoption of the new consolidation guidance, $24.2 billion of lending-related commitments between the Firm and its administered, multi-seller conduits were eliminated in consolidation. This decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments between the consolidated multi-seller conduits and their clients.
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amounts of the Firm’s lending-related commitments were $178.1 billion and $179.8 billion as of March 31, 2010, and December 31, 2009, respectively.
Country Exposure
The Firm’s wholesale portfolio includes country risk exposures to both developed and emerging markets. The Firm has a comprehensive internal process for measuring and managing its country exposure. The Firm seeks to diversify its country exposures, including its credit-related lending, trading and investment activities, whether cross-border or locally funded. In addition to monitoring country exposures, the Firm uses stress tests to measure and manage the risk of extreme loss associated with sovereign crises.
Several European countries, including Greece, Portugal, Spain, Italy and Ireland, have recently been subject to significantly weakening credit and the Firm is closely monitoring its exposures to these countries. The Firm’s aggregate exposures to these five countries is modest relative to the Firm’s overall risk exposures and a substantial portion of its exposure to these countries is secured by cash and securities collateral or is hedged. As a result, the Firm currently believes its exposures to these five countries is manageable.
The table below presents the Firm’s exposure to its top ten emerging markets countries. There is no common definition of emerging markets, but the Firm generally includes in its definition those countries whose sovereign debt ratings are equivalent to “A+” or lower. As noted above, exposures to these emerging markets countries include all credit-related lending, trading and investment activities, whether cross-border or locally funded.
The selection of countries is based solely on the Firm’s largest total exposures by country and does not represent its view of any actual or potentially adverse credit conditions. Exposure is reported based on the country where the assets of the obligor, counterparty or guarantor are located. Exposure amounts are adjusted for collateral and for credit enhancements (e.g., guarantees and letters of credit) provided by third parties; outstandings supported by a guarantor located outside the country or backed by collateral held outside the country are assigned to the country of the enhancement provider. In addition, the effect of credit derivative hedges and other short credit or equity trading positions are reflected in the table below. Total exposure includes exposure to both government and private-sector entities in a country.

Top 10 emerging markets country exposure

At March 31, 2010	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	Exposure

South Korea	$3.1	$1.8	$1.4	$6.3	$4.5	$10.8
India	1.9	3.5	1.2	6.6	1.3	7.9
Brazil	2.3	0.1	1.0	3.4	3.6	7.0
China	3.0	0.7	1.0	4.7	—	4.7
Mexico	1.5	1.4	0.4	3.3	—	3.3
Hong Kong	1.3	0.6	1.3	3.2	—	3.2
Taiwan	0.3	0.7	0.4	1.4	1.6	3.0
Malaysia	0.5	2.0	0.3	2.8	—	2.8
Chile	0.9	0.8	0.5	2.2	—	2.2
Turkey	0.7	1.3	0.1	2.1	—	2.1

At December 31, 2009	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.7	$1.7	$1.3	$5.7	$3.3	$9.0
India	1.5	2.7	1.1	5.3	0.3	5.6
Brazil	1.8	(0.5)	1.0	2.3	2.2	4.5
China	1.8	0.4	0.8	3.0	—	3.0
Taiwan	0.1	0.8	0.3	1.2	1.8	3.0
Hong Kong	1.1	0.2	1.3	2.6	—	2.6
Mexico	1.2	0.8	0.4	2.4	—	2.4
Chile	0.8	0.6	0.5	1.9	—	1.9
Malaysia	0.1	1.3	0.3	1.7	0.2	1.9
South Africa	0.4	0.8	0.5	1.7	—	1.7

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Trading includes: (1) issuer exposure on cross-border debt and equity instruments, held both in trading and investment accounts and adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts, as well as security financing trades (resale agreements and securities borrowed).

(c)	Other represents mainly local exposure funded cross-border, including capital investments in local entities.

(d)	Local exposure is defined as exposure to a country denominated in local currency and booked locally. Any exposure not meeting these criteria is defined as cross-border exposure.

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans, student loans and business banking loans. Included within the portfolio are home equity loans and lines of credit secured by junior liens, mortgage loans with interest-only payment options to predominantly prime borrowers, as well as certain payment-option loans acquired from Washington Mutual that may result in negative amortization. The Firm’s primary focus is on serving the prime consumer credit market.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as credit-impaired based on an analysis of high-risk characteristics, including product type, LTV ratios, FICO scores and delinquency status. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. At the time of the acquisition, these loans were recorded at fair value, including an estimate of losses that were expected to be incurred over the estimated remaining lives of the loan pools. Therefore, no allowance for loan losses was recorded for these loans as of the transaction date. In the first quarter of 2010, management concluded that it was probable that higher expected future credit losses for certain pools of the purchased credit-impaired portfolio would result in a decrease in expected future principal cash flows for these pools. An additional allowance for loan losses of $1.2 billion was recorded in the first quarter of 2010, bringing the total allowance for loan losses on the purchased credit-impaired portfolio to $2.8 billion.
The credit performance of the consumer portfolio across the entire product spectrum has stabilized, but remains under stress, as high unemployment and weak overall economic conditions continue to put pressure on the number of loans charged off, and weak housing prices continue to negatively impact the severity of loss recognized on real estate loans that default. Delinquencies and nonperforming loans remain elevated, but the delinquency trend is showing continued stability or improvement, with initial signs of improvement in early stage delinquencies (30 — 89 days delinquent) across most products. The elevated level of these credit quality metrics are due, in part, to loss mitigation activities currently being undertaken and previous foreclosure moratorium programs, which ended in early 2009. These moratoriums halted stages of the foreclosure process while the U.S. Treasury developed its homeowner assistance program (i.e., MHA) and the Firm enhanced its foreclosure-prevention programs. Due to a high volume of loss mitigation activities and foreclosures after the moratoriums, processing timelines were elongated driving elevated levels of late-stage delinquencies (150+ days delinquent). Losses related to these loans continued to be recognized in accordance with the Firm’s normal charge-off practices, but some delinquent loans that would have otherwise been foreclosed upon remain in the mortgage and home equity loan portfolios.
Since mid-2007, the Firm has taken actions to reduce risk exposure to consumer loans by tightening both underwriting and loan qualification standards for both real estate and non-real estate lending products. For residential real estate lending, tighter income verification, more conservative collateral valuation, reduced LTV maximums, and higher FICO and custom risk score requirements are just some of the actions taken to date to mitigate risk related to new originations. The Firm believes that these actions have better aligned loan pricing with the underlying credit risk of the loans. In addition, originations of subprime mortgage loans, stated income and broker-originated mortgage and home equity loans have been eliminated entirely. The Firm has never originated option ARMs. The tightening of underwriting criteria for auto loans has resulted in the reduction of both extended-term and high LTV financing.
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
The following tables present managed consumer credit-related information (including RFS, CS and residential real estate loans reported in the Corporate/Private Equity segment) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 13 on pages 125-129 of this Form 10-Q.

Consumer credit-related information

					90 days or more past due
	Credit exposure		Nonperforming loans(j)(k)		and still accruing(k)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions, except ratios)	2010	2009	2010	2009	2010	2009

Consumer loans — excluding purchased credit-impaired loans and loans held-for-sale
Home equity — senior lien(a)	$26,477	$27,376	$489	$477	$—	$—
Home equity — junior lien(b)	71,165	74,049	938	1,188	—	—
Prime mortgage(c)	68,210	66,892	4,579	4,355	—	—
Subprime mortgage(c)	13,219	12,526	3,331	3,248	—	—
Option ARMs(c)	8,644	8,536	348	312	—	—
Auto loans(c)(d)	47,381	46,031	174	177	—	—
Credit card — reported(c)(e)(f)	149,260	78,786	3	3	4,709	3,481
All other loans(c)	32,951	31,700	962	900	581	542

Total consumer loans	417,307	345,896	10,824	10,660	5,290	4,023

Consumer loans — purchased credit-impaired
Home equity	26,012	26,520	NA	NA	NA	NA
Prime mortgage	19,203	19,693	NA	NA	NA	NA
Subprime mortgage	5,848	5,993	NA	NA	NA	NA
Option ARMs	28,260	29,039	NA	NA	NA	NA

Total consumer loans — purchased credit-impaired	79,323	81,245	NA	NA	NA	NA

Total consumer loans — retained	496,630	427,141	10,824	10,660	5,290	4,023

Loans held-for-sale	2,879	2,142	—	—	—	—

Total consumer loans — reported	499,509	429,283	10,824	10,660	5,290	4,023

Credit card — securitized (c)(g)	NA	84,626	NA	—	NA	2,385

Total consumer loans — managed(c)	499,509	513,909	10,824	10,660	5,290	6,408

Total consumer loans — managed — excluding purchased credit-impaired loans(c)	420,186	432,664	10,824	10,660	5,290	6,408

Consumer lending-related commitments:
Home equity — senior lien(a)(h)	18,870	19,246
Home equity — junior lien(b)(h)	35,653	37,231
Prime mortgage	1,136	1,654
Subprime mortgage	—	—
Option ARMs	—	—
Auto loans	6,250	5,467
Credit card(h)	556,207	569,113
All other loans	10,334	11,229

Total lending-related commitments	628,450	643,940

Total consumer credit portfolio	$1,127,959	$1,157,849

Memo: Credit card — managed(c)	$149,260	$163,412	$3	$3	$4,709	$5,866

	Three months ended March 31,
			Average annual
	Net charge-offs		net charge-off rate(l)
(in millions, except ratios)	2010	2009	2010	2009

Consumer loans — excluding purchased credit-impaired loans
Home equity — senior lien(a)	$69	$34	1.04%	0.47%
Home equity — junior lien(b)	1,057	1,064	5.90	5.14
Prime mortgage(c)	462	312	2.74	1.76
Subprime mortgage(c)	457	364	13.43	9.91
Option ARMs(c)	23	4	1.07	0.18
Auto loans(c)	102	174	0.88	1.66
Credit card — reported(c)	4,512	2,029	11.75	8.42
All other loans(c)	269	224	3.23	2.64

Total consumer loans — excluding purchased credit-impaired loans(i)	6,951	4,205	6.61	4.44

Total consumer loans — reported	6,951	4,205	5.56	3.61

Credit card — securitized(c)(g)	NA	1,464	NA	6.93

Total consumer loans — managed(c)	6,951	5,669	5.56	4.12

Total consumer loans — managed — excluding purchased credit- impaired loans(c)(i)	6,951	5,669	6.61	4.90

Memo: Credit card — managed(c)	$4,512	$3,493	11.75%	7.72%

(a)	Represents loans where JPMorgan Chase holds the first security interest on the property.

(b)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(c)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related receivables are now recorded as loans on the Consolidated Balance Sheet. As a result of the consolidation of the securitization trusts, reported and managed basis are comparable for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q.

(d)	Excluded operating lease-related assets of $3.1 billion and $2.9 billion at March 31, 2010, and December 31, 2009, respectively.

(e)	Includes $1.0 billion of loans at December 31, 2009, held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s Consolidated Balance Sheets at fair value during the second quarter of 2009. Such loans had been fully repaid or charged off as of March 31, 2010. See Note 15 on pages 131-142 of this Form 10-Q.

(f)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(g)	Loans securitized is defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans. For a further discussion of credit card securitizations, see CS on pages 30-33 of this Form 10-Q.

(h)	The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be utilized at the same time. For credit card commitments and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(i)	Charge-offs are not recorded on purchased credit-impaired loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for these loans.

(j)	At March 31, 2010, and December 31, 2009, nonperforming loans exclude: (1) mortgage loans insured by U.S. government agencies of $10.5 billion and $9.0 billion, respectively; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $581 million and $542 million, respectively. These amounts are excluded as reimbursement is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the Federal Financial Institutions Examination Council, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(k)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(l)	Average consumer loans held-for-sale and loans at fair value were $2.9 billion and $3.1 billion for the quarters ended March 31, 2010 and 2009, respectively. These amounts were excluded when calculating the net charge-off rates.
The following table presents consumer nonperforming assets by business segment as of March 31, 2010, and December 31, 2009.
Consumer nonperforming assets

	March 31, 2010				December 31, 2009
		Assets acquired in				Assets acquired in
		loan satisfactions				loan satisfactions
	Nonperforming	Real estate		Nonperforming	Nonperforming	Real estate		Nonperforming
(in millions)	loans	owned	Other	assets	loans	owned	Other	assets

Retail Financial Services(a)(b)	$10,769	$1,132	$73	$11,974	$10,611	$1,154	$99	$11,864
Card Services(a)	3	—	—	3	3	—	—	3
Corporate/Private Equity	52	3	—	55	46	2	—	48

Total	$10,824	$1,135	$73	$12,032	$10,660	$1,156	$99	$11,915

(a)	At March 31, 2010, and December 31, 2009, nonperforming loans and assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.5 billion and $9.0 billion, respectively; (2) real estate owned insured by U.S. government agencies of $707 million and $579 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program of $581 million and $542 million, respectively. These amounts are excluded as reimbursement is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the Federal Financial Institutions Examination Council, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(b)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts and certain other consumer loan securitization entities. The following table summarizes the impact on consumer loans at adoption.
Reported loans

(in millions)	January 1, 2010

Prime mortgage	$1,477
Subprime mortgage	1,758
Option ARMs	381
Auto loans	218
Student loans	1,008
Credit card(a)	84,663

Total increase in consumer loans	$89,505

(a)	Represents the impact of adoption of the new consolidation standard related to VIEs on reported loans for Firm-sponsored credit cards securitization trusts. As a result of the consolidation of the securitization trusts, reported and managed basis are comparable for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q.
Portfolio analysis
The following discussion relates to the specific loan and lending-related categories within the consumer portfolio. Purchased credit-impaired loans are excluded from individual loan product discussions and are addressed separately below.
Home equity: Home equity loans at March 31, 2010, were $97.7 billion, a decrease of $3.7 billion from year-end 2009. The decrease primarily reflected lower loan originations, coupled with loan paydowns and charge-offs. Senior lien nonperforming loans increased from year-end due to the elongated processing timelines for foreclosures, while the level of junior lien nonperforming loans decreased. Junior lien net charge-offs have leveled from the prior year, but frequency and severity of losses remains elevated.
Mortgage: Mortgage loans at March 31, 2010, which include prime mortgages, subprime mortgages, option adjustable-rate mortgages acquired in the Washington Mutual transaction (“option ARMs”) and mortgage loans held-for-sale, were $90.6 billion, representing a $2.3 billion increase from year-end 2009. The increase is due to the addition of loans to the balance sheet as a result of the adoption of new consolidation guidance related to VIEs. Net charge-offs have increased from the prior year across all segments of the mortgage portfolio due to both higher frequency and an increase in the severity of losses.
Prime mortgages of $68.8 billion increased $1.5 billion from December 31, 2009, due to the addition of loans as a result of the adoption of the new consolidation guidance related to VIEs. Early-stage delinquencies continued to show improvement; however, late-stage delinquencies remain elevated as a result of ongoing trial modification activity and foreclosure processing delays, driving an increase in nonperforming loans.
Subprime mortgages of $13.2 billion increased $693 million from December 31, 2009, due to the addition of loans as a result of the adoption of the new consolidation guidance related to VIEs, partially offset by paydowns and charge-offs on delinquent loans.
Option ARMs of $8.6 billion were $108 million higher than December 31, 2009, due to the addition of loans as a result of the adoption of the new consolidation guidance related to VIEs, partially offset by paydowns in the portfolio. The option ARM portfolio represents less than 5% of the non-purchased credit-impaired real estate loans and is primarily comprised of loans with low LTV ratios and high borrower FICOs. Accordingly, the Firm currently expects substantially lower losses on this portfolio when compared with the purchased credit-impaired option ARM portfolio. As of March 31, 2010, approximately 69% of option ARM borrowers elected to make an interest-only or minimum payment. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was $70 million and $78 million at March 31, 2010, and December 31, 2009, respectively. Assuming market interest rates, the Firm would expect the following balance of current loans to experience a payment recast: $1.1 billion in 2010, $364 million in 2011 and $671 million in 2012. New originations of option ARMs were discontinued by Washington Mutual prior to the date of JPMorgan Chase’s acquisition of the banking operations of Washington Mutual. The Firm has not originated, and does not originate, option ARMs.
Auto loans: As of March 31, 2010, auto loans were $47.4 billion, an increase of $1.4 billion from year-end 2009. Delinquent loans were lower than the prior year, while provision expense decreased due to favorable loss severities as a result of higher used-car prices nationwide. The auto loan portfolio reflects a high concentration of prime quality credits.

Credit card: Credit card receivables (which includes receivables in its Firm-sponsored credit card securitization trust not reported on the balance sheet prior to January 1, 2010) were $149.3 billion at March 31, 2010, a decrease of $14.2 billion from year-end 2009, reflecting seasonally lower charge volume and a higher level of charge-offs.
The 30-day delinquency rate decreased to 5.62% at March 31, 2010, from 6.28% at December 31, 2009, while the net charge-off rate increased to 11.75% for the first quarter of 2010, from 7.72% for the first quarter of 2009. The current-quarter net charge-off rate was negatively affected by approximately 60 basis points from a payment-holiday program offered in the second quarter of 2009. Charge-offs were also negatively impacted by the current weak economic environment, especially in metropolitan statistical areas (“MSAs”) experiencing the greatest housing price depreciation and highest unemployment, and the credit performance of loans acquired in the Washington Mutual transaction. The delinquency trend is showing improvement, especially within early stage delinquencies. Provision expense reflected a $1.0 billion decrease in the allowance for loan losses in the first quarter of 2010, reflecting lower estimated losses primarily related to the improvement in the delinquent loan trend. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.
Credit card receivables, excluding the Washington Mutual portfolio, were $132.1 billion at March 31, 2010, compared with $143.8 billion at December 31, 2009. The 30-day delinquency rate was 4.99% at March 31, 2010, down from 5.52% at December 31, 2009; the net charge-off rate, excluding the Washington Mutual portfolio, increased to 10.54% for the first quarter of 2010 from 6.86% in the first quarter of 2009.
Credit card receivables of the Washington Mutual portfolio were $17.2 billion at March 31, 2010, compared with $19.7 billion at December 31, 2009. The Washington Mutual portfolio’s 30-day delinquency rate was 10.49% at March 31, 2010, compared with 12.72% at December 31, 2009, excluding the impact at December 31, 2009, of the consolidation of the Washington Mutual Master Trust in the second quarter of 2009 as a result of certain actions taken at that time. The first quarter of 2010 net charge-off rate was 24.14% compared with 14.57% in the first quarter of 2009, excluding the impact of the purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the Washington Mutual Master Trust in the second quarter of 2009.
All other: All other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), student loans, and other secured and unsecured consumer loans. As of March 31, 2010, other loans, including loans held-for-sale, were $35.2 billion, an increase of $1.6 billion from year-end 2009, primarily due to the addition of student loans as a result of the adoption of the new consolidation guidance related to the VIEs.
Purchased credit-impaired: Purchased credit-impaired loans were $79.3 billion at March 31, 2010, compared with $81.2 billion at December 31, 2009. This portfolio represents loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no allowance for loan losses was recorded for these loans as of the acquisition date.
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
Management concluded during the first quarter of 2010 that it was probable that higher expected principal credit losses for the prime mortgage and option ARM purchased credit-impaired pools would result in a decrease in expected cash flows. As a result, $676 million and $554 million was added during the quarter to the allowance for loan losses for the prime mortgage and option ARM pools, respectively. As of March 31, 2010, the total allowance for loan losses for the prime mortgage and option ARM purchased credit-impaired pools was $1.8 billion and $1.0 billion, respectively. The credit performance of the other pools has generally been consistent with the estimate of losses at the acquisition date. Accordingly, no impairment for these other pools has been recognized.
Concentrations of credit risk — consumer loans other than purchased credit-impaired loans
Following is tabular information and, where appropriate, supplemental discussions about certain concentrations of credit risk for the Firm’s consumer loans, other than purchased credit-impaired loans, including:
•	Geographic distribution of loans, including certain residential real estate loans with high LTV ratios; and

•	Loans that are 30+ days past due.

The following tables present the geographic distribution of managed consumer credit outstandings by product as of March 31, 2010, and December 31, 2009, excluding purchased credit-impaired loans.
Consumer loans by geographic region

										Total		Total
March 31,	Home	Home				Total			All	consumer		consumer
2010	equity—	equity—	Prime	Subprime	Option	home loan		Card	other	loans —	Card loans —	loans —
(in billions)	senior lien	junior lien	mortgage	mortgage	ARMs	portfolio	Auto	reported	loans	reported	securitized(b)	managed

California	$3.6	$16.2	$18.4	$2.0	$3.9	$44.1	$4.4	$20.3	$2.1	$70.9	NA	$70.9
New York	3.3	12.0	8.7	1.6	0.8	26.4	3.8	11.6	4.6	46.4	NA	46.4
Texas	4.0	2.6	1.4	0.4	0.2	8.6	4.5	11.1	4.0	28.2	NA	28.2
Florida	1.2	3.9	4.9	1.9	0.9	12.8	1.8	9.0	1.1	24.7	NA	24.7
Illinois	1.8	4.6	3.0	0.6	0.3	10.3	2.5	8.1	2.6	23.5	NA	23.5
Ohio	2.2	1.8	0.4	0.3	—	4.7	3.1	5.9	2.9	16.6	NA	16.6
New Jersey	0.7	3.7	1.8	0.7	0.3	7.2	1.8	6.0	1.1	16.1	NA	16.1
Michigan	1.3	1.8	0.9	0.4	—	4.4	2.2	4.8	2.4	13.8	NA	13.8
Arizona	1.6	3.4	1.3	0.3	0.1	6.7	1.5	3.4	1.7	13.3	NA	13.3
Pennsylvania	0.2	1.1	0.4	0.4	0.1	2.2	2.1	5.5	0.9	10.7	NA	10.7
Washington	0.8	2.4	1.8	0.3	0.4	5.7	0.7	2.8	0.2	9.4	NA	9.4
Colorado	0.4	1.6	1.6	0.3	0.2	4.1	1.0	3.4	0.9	9.4	NA	9.4
All other(a)	5.4	16.1	24.2	4.0	1.4	51.1	18.0	57.4	10.7	137.2	NA	137.2

Total	$26.5	$71.2	$68.8	$13.2	$8.6	$188.3	$47.4	$149.3	$35.2	$420.2	NA	$420.2

										Total		Total
December 31,	Home	Home				Total			All	consumer		consumer
2009	equity—	equity—	Prime	Subprime	Option	home loan		Card	other	loans —	Card loans —	loans —
(in billions)	senior lien	junior lien	mortgage	mortgage	ARMs	portfolio	Auto	reported	loans	reported	securitized(b)	managed

California	$3.6	$16.9	$18.7	$1.7	$3.8	$44.7	$4.4	$11.0	$1.8	$61.9	$11.4	$73.3
New York	3.4	12.4	8.7	1.5	0.9	26.9	3.8	6.0	4.2	40.9	6.7	47.6
Texas	4.2	2.7	1.4	0.4	0.2	8.9	4.3	5.6	3.8	22.6	6.5	29.1
Florida	1.2	4.1	4.9	1.9	0.7	12.8	1.8	5.2	0.9	20.7	4.8	25.5
Illinois	1.8	4.8	2.9	0.6	0.4	10.5	2.4	3.9	2.4	19.2	4.9	24.1
Ohio	2.3	1.9	0.4	0.3	—	4.9	3.2	3.1	2.9	14.1	3.4	17.5
New Jersey	0.8	3.8	1.9	0.6	0.3	7.4	1.8	3.0	0.9	13.1	3.6	16.7
Michigan	1.3	1.9	0.9	0.3	—	4.4	2.1	2.4	2.5	11.4	2.9	14.3
Arizona	1.6	3.6	1.3	0.3	0.1	6.9	1.5	1.7	1.6	11.7	2.1	13.8
Pennsylvania	0.2	1.2	0.5	0.4	0.1	2.4	2.0	2.8	0.8	8.0	3.2	11.2
Washington	0.9	2.4	1.7	0.3	0.4	5.7	0.6	1.5	0.4	8.2	1.5	9.7
Colorado	0.4	1.7	1.6	0.2	0.2	4.1	1.0	1.6	0.8	7.5	2.1	9.6
All other(a)	5.7	16.6	22.4	4.0	1.4	50.1	17.1	31.0	10.6	108.8	31.5	140.3

Total	$27.4	$74.0	$67.3	$12.5	$8.5	$189.7	$46.0	$78.8	$33.6	$348.1	$84.6	$432.7

(a)	Includes prime mortgage loans repurchased from Ginnie Mae pools, which are insured by U.S. government agencies, of $12.2 billion and $10.4 billion at March 31, 2010, and December 31, 2009, respectively. Prior period amounts have been revised to conform to the current period presentation.

(b)	Loans securitized is defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans at December 31, 2009. For further discussion of credit card securitizations see Note 15 on pages 131-142 of this Form 10-Q.

The following table presents the geographic distribution of certain residential real estate loans with current estimated LTV ratios in excess of 100% as of March 31, 2010, and December 31, 2009, excluding purchased credit-impaired loans acquired in the Washington Mutual transaction. The estimated collateral values used to calculate the current estimated LTV ratios in the following table were derived from a nationally recognized home price index measured at the MSA level. Because home price indices can have wide variability and such derived real estate values do not represent actual appraised loan-level collateral values, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.
Geographic distribution of residential real estate loans with current estimated LTVs > 100%(a)

March 31, 2010	Home equity —		Subprime		% of total
(in billions, except ratios)	junior lien(c)	Prime mortgage(d)	mortgage	Total	loans(e)

California	$7.0	$6.7	$1.0	$14.7	40%
New York	1.6	0.3	0.2	2.1	9
Arizona	2.4	0.8	0.2	3.4	68
Florida	2.6	2.7	1.1	6.4	60
Michigan	1.2	0.5	0.2	1.9	61
All other	6.8	1.6	1.2	9.6	15

Total LTV >100%	$21.6	$12.6	$3.9	$38.1	27%

As a percentage of total loans	30%	22%	30%	27%
Total portfolio average LTV at origination	74	70	78
Total portfolio average current estimated LTV(b)	92	84	93

December 31, 2009	Home equity —		Subprime		% of total
(in billions, except ratios)	junior lien(c)	Prime mortgage(d)	mortgage	Total	loans(e)

California	$6.7	$5.7	$1.0	$13.4	36%
New York	1.7	0.3	0.2	2.2	10
Arizona	2.4	0.7	0.2	3.3	63
Florida	2.5	2.5	1.2	6.2	57
Michigan	1.3	0.4	0.2	1.9	61
All other	6.9	1.6	1.3	9.8	15

Total LTV >100%	$21.5	$11.2	$4.1	$36.8	26%

As a percentage of total loans	29%	20%	33%	26%
Total portfolio average LTV at origination	74	71	79
Total portfolio average current estimated LTV(b)	90	81	95

(a)	Home equity-junior lien, prime mortgage and subprime mortgage loans with current estimated LTVs greater than 80% up to and including 100% were $17.1 billion, $14.2 billion and $3.5 billion, and $17.9 billion, $15.0 billion and $3.7 billion, respectively, at March 31, 2010, and December 31, 2009.

(b)	The average current estimated LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated based on home valuation models utilizing nationally recognized home price index valuation estimates.

(c)	Represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property. Prior period amounts have been revised to conform to the current period presentation.

(d)	Excludes mortgage loans insured by the U.S. government agencies of $6.1 billion and $5.0 billion at March 31, 2010, and December 31, 2009, respectively. Prior period amounts have been revised to conform to the current period presentation.

(e)	Represents total loans of the product types noted in this table by geographic location, excluding mortgage loans insured by U.S. government agencies.
The consumer credit portfolio is geographically diverse. The greatest concentration of loans is in California. Excluding mortgage loans insured by U.S. government agencies, California represents 17% of total managed consumer loans and 25% of total residential real estate loans at both March 31, 2010, and December 31, 2009. Of the total managed consumer loan portfolio, excluding mortgage loans insured by U.S. government agencies, $169.1 billion, or 41%, is concentrated in California, New York, Arizona, Florida and Michigan at March 31, 2010, compared with $174.5 billion, or 41%, at December 31, 2009.
Declining home prices have had a significant impact on the collateral value underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay is currently uncertain. Nonperforming loans in the residential real estate portfolio totaled $9.7 billion, of which 73% was greater than 150 days past due at March 31, 2010. In the aggregate, the unpaid principal balance of these loans has been charged down by approximately 35% to estimated collateral value.

Consumer 30+ day delinquency information

	30+ day delinquent loans			30+ day delinquency rate
	March 31,	December 31,		March 31,	December 31,
(in millions, except ratios)	2010	2009		2010	2009

Consumer loans — excluding purchased credit-impaired loans(a)
Home equity — senior lien	$729	$833		2.75%	3.04%
Home equity — junior lien	1,991	2,515		2.80	3.40
Prime mortgage	5,528 (d)	5,532	(d)	8.04 (f)	8.21 (f)
Subprime mortgage	3,893	4,232		29.45	33.79
Option ARMs	477	438		5.52	5.13
Auto loans	511	750		1.08	1.63
Credit card — reported(b)	8,392	6,093		5.62	7.73
All other loans	1,374 (e)	1,306	(e)	3.90	3.91

Total consumer loans — excluding purchased credit-impaired loans — reported	$22,895	$21,699		5.45%	6.23%

Credit card — securitized(b)(c)	NA	4,174		NA	4.93

Total consumer loans — excluding purchased credit-impaired loans — managed(b)	$22,895	$25,873		5.45%	5.98%

Memo: Credit card — managed(b)	$8,392	$10,267		5.62%	6.28%

(a)	The delinquency rate for purchased credit-impaired loans, which is based on the unpaid principal balance, was 28.49% and 27.79% at March 31, 2010, and December 31, 2009, respectively.

(b)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related assets are now recorded as loans on the Consolidated Balance Sheet. As a result of the consolidation of the credit card securitization trusts, reported and managed basis are comparable for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q.

(c)	Loans securitized is defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans at December 31, 2009. For a further discussion of credit card securitizations, see CS on pages 30-33 of this Form 10-Q.

(d)	Excludes 30+ day delinquent mortgage loans that are insured by U.S. government agencies of $11.2 billion and $9.7 billion at March 31, 2010, and December 31, 2009, respectively. These amounts are excluded as reimbursement is proceeding normally.

(e)	Excludes 30+ day delinquent loans that are 30 days or more past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program, of $1.0 billion and $942 million at March 31, 2010, and December 31, 2009, respectively. These amounts are excluded as reimbursement is proceeding normally.

(f)	The denominator for the calculation of the 30+ day delinquency rate includes: (1) residential real estate loans reported in the Corporate/Private Equity segment; and (2) mortgage loans insured by U.S. government agencies. The 30+ day delinquency rate excluding these loan balances was 11.28% and 11.24% at March 31, 2010, and December 31, 2009, respectively.
Consumer 30+ day delinquencies have decreased to 5.45% of the consumer loan portfolio at March 31, 2010, compared with 5.98% at December 31, 2009, driven predominantly by a decrease in Card Services delinquencies of $1.9 billion as well as a decrease in residential real estate delinquencies of $932 million. While early stage delinquencies (30-89 days delinquent) in the residential real estate portfolios has shown improvement since December 31, 2009, late stage delinquencies (150+ days delinquent) remained elevated primarily due to the impacts of trial loan modifications and foreclosure processing delays. Losses related to these loans continue to be recognized in accordance with the Firm’s normal charge-off practices; as such, these loans are reflected at their estimated collateral value.
Concentrations of credit risk — purchased credit-impaired loans
The following table presents the current estimated LTV ratio, as well as the ratio of the carrying value of the underlying loans to the current estimated collateral value, for purchased credit-impaired loans. Because such loans were initially measured at fair value, the ratio of the carrying value to the current estimated collateral value will be lower than the current estimated LTV ratio, which is based on the unpaid principal balance. The estimated collateral values used to calculate these ratios were derived from a nationally recognized home price index measured at the MSA level. Because home price indices can have wide variability and such derived real estate values do not represent actual appraised loan-level collateral values, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.

LTV ratios and ratios of carrying values to current estimated collateral values — purchased credit-impaired

				Ratio of carrying value
March 31, 2010	Unpaid principal	Current estimated	Carrying	to current estimated
(in billions, except ratios)	balance(a)	LTV ratio(b)	value(d)	collateral value

Option ARMs	$36.2	119%	$28.3	90% (e)
Home equity	31.6	120 (c)	26.0	99
Prime mortgage	21.3	111	19.2	91 (e)
Subprime mortgage	8.8	113	5.8	75

				Ratio of carrying value
December 31, 2009	Unpaid principal	Current estimated	Carrying	to current estimated
(in billions, except ratios)	balance(a)	LTV ratio(b)	value(d)	collateral value

Option ARMs	$37.4	113%	$29.0	86	%(e)
Home equity	32.9	115 (c)	26.5	93
Prime mortgage	22.0	106	19.7	90	(e)
Subprime mortgage	9.0	110	6.0	73

(a)	Represents the contractual amount of principal owed at March 31, 2010, and December 31, 2009.

(b)	Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated based on home valuation models utilizing nationally recognized home price index valuation estimates.

(c)	Represents current estimated combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property. Prior period amounts have been revised to conform to the current period presentation.

(d)	Carrying values include the effect of fair value adjustments that were applied to the consumer purchased credit-impaired portfolio at the date of acquisition.

(e)	As of March 31, 2010, and December 31, 2009, the ratios of the carrying value to current estimated collateral value are net of the allowance for loan losses of $1.8 billion and $1.1 billion for the prime mortgage pool, respectively, and $1.0 billion and $491 million for the option ARM pool, respectively.
Purchased credit-impaired loans in the states of California and Florida represented 54% and 11%, respectively, of total purchased credit-impaired loans at both March 31, 2010, and December 31, 2009. The current estimated LTV ratios were 125% and 145% for California and Florida loans, respectively, at March 31, 2010, compared with 118% and 136%, respectively, at December 31, 2009. Loan concentrations in California and Florida, as well as the continued pressure on housing prices in those states, have contributed negatively to both the current estimated LTV ratio and the ratio of carrying value to current collateral value for loans in the purchased credit-impaired portfolio. While the carrying value of the purchased credit-impaired loans is marginally below the current estimated collateral value of the loans, the ultimate performance of this portfolio is highly dependent on the borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity as well as the cost of alternative housing.
Option ARM and prime purchased credit-impaired pools: Approximately 49% of option ARM borrowers elected to make an interest-only or minimum payment at March 31, 2010. The cumulative amount of unpaid interest that has been added to the unpaid principal balance of option ARMs was $1.8 billion and $1.9 billion at March 31, 2010, and December 31, 2009, respectively. Assuming market interest rates, the Firm would expect the following balance of current option ARM loans to experience a payment recast: $3.1 billion in 2010, $3.5 billion in 2011 and $4.9 billion in 2012.
While the option ARM and prime purchased credit-impaired pools have begun to show some signs of stabilization, they have not shown improvement as expected in the Firm’s cash flow modeling of the pools. As a result, management concluded during the first quarter of 2010 that it was probable that higher expected principal credit losses for the prime mortgage and option ARM purchased credit-impaired pools would result in a decrease in expected cash flows. As a result, $676 million and $554 million was added during the quarter to the allowance for loan losses for the prime mortgage and option ARM pools, respectively. As of March 31, 2010, the total allowance for loan losses for the prime mortgage and option ARM purchased credit-impaired pools was $1.8 billion and $1.0 billion, respectively.
Other purchased credit-impaired pools: The credit performance of the home equity and subprime purchased credit-impaired pools has generally been consistent with the estimate of losses at the acquisition date. Accordingly, no impairment for these pools has been recognized.

The following table provides a summary of lifetime principal loss estimates included in both the nonaccretable difference and the allowance for loan losses. Principal charge-offs will not be recorded on these portfolios until the nonaccretable difference has been fully depleted.

	Lifetime loss estimates(a)		LTD liquidation losses(b)(c)
	March 31,	December 31,	March 31,	December 31,
(in millions)	2010	2009	2010	2009

Option ARMs	$11,350	$10,650	$2,121	$1,744
Home equity	13,138	13,138	6,935	6,060
Prime mortgage	5,020	4,240	950	794
Subprime mortgage	3,842	3,842	910	796

Total	$33,350	$31,870	$10,916	$9,394

(a)	Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only. The remaining nonaccretable difference for principal losses only is $19.6 billion and $21.1 billion at March 31, 2010, and December 31, 2009, respectively. All increases in principal losses subsequent to the purchase date are reflected in the allowance for loan losses.

(b)	Realization of loss upon loan resolution.

(c)	If charge-offs were reported comparable to the non-purchased credit-impaired portfolio, life-to-date (“LTD”) principal charge-offs would have been $19.0 billion and $16.7 billion at March 31, 2010, and December 31, 2009, respectively.
Loan modification activities
For additional information about consumer loan modification activities, including consumer loan modifications accounted for as troubled debt restructurings, see Note 13 on pages 125-129 of this Form 10-Q, and Note 13 on pages 192-196 of JPMorgan Chase’s 2009 Annual Report.
Residential real estate loans: For both the Firm’s on-balance sheet loans and loans serviced for others, more than 750,000 mortgage modifications have been offered to borrowers since the beginning of 2009. Of these, 127,000 have achieved permanent modification as of March 31, 2010.
The Firm is participating in the U.S. Treasury’s MHA programs while continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”); these programs mandate standard modification terms across the industry and provide incentives to borrowers, servicers and investors who participate. All of the Firm’s loan modification activities are intended to minimize economic loss to the Firm, while providing the borrower with an alternative to foreclosure and an affordable loan payment.
In July 2009, following the introduction of MHA, the Firm began to offer modifications under standard programs; prior to that time, residential real estate loan modifications were evaluated and offered on a case-by-case basis rather than being based on a standardized framework comparable to HAMP. The Firm completed its first permanent modifications under HAMP in September 2009. HAMP, as well as the Firm’s other loss-mitigation programs, generally provide various concessions to financially troubled borrowers, including, but not limited to, term or payment extensions, interest rate reductions, and deferral of principal payments that would have otherwise been required under the terms of the original agreement. To date, the Firm has provided minimal principal forgiveness concessions.
In addition, JPMorgan Chase announced in March 2010 that it would be joining 2MP with implementation occurring in phases beginning in May 2010. The 2MP program will offer homeowners a way to modify their second mortgages to make them more affordable when their first mortgage has been modified under HAMP. For amortizing second lien loans modified under 2MP, the interest rate will be reduced to 1%; the interest rate on interest-only second lien loans will be reduced to 2%. After five years, the interest rate on these modified second lien loans will reset to the then-current interest rate on the HAMP-modified first lien.
When the Firm modifies home equity lines of credit in troubled debt restructurings, future lending commitments related to the modified loans are canceled as part of the terms of the modification. Except for loans modified under 2MP where the borrower is current, borrowers must make at least three payments under the revised contractual terms during a trial modification and be successfully re-underwritten with income verification before a loan can be permanently modified.
For the 16,600 on-balance sheet loans modified under HAMP and the Firm’s other loss-mitigation programs since July 1, 2009, 66% of permanent loan modifications of loans have included interest rate reductions, 42% have included term or payment extensions and 10% have included principal deferment. The sum of the percentages of the types of loan modifications exceeds 100% because, in some cases, the modification of an individual loan includes more than one type of concession.
The ultimate success of these modification programs and their impact on reducing credit losses remains uncertain given the short period of time since modification. The primary indicator used by management to monitor the success of these programs is the rate at which the modified loans default. Modification redefault rates are affected by a number of factors, including the type of loan modified, the borrower’s overall ability and willingness to repay the modified loan, the LTV ratio of the property and other macroeconomic factors. Performance metrics for modifications of serviced loans completed since July 1, 2009 (a number of which were completed very recently), show a redefault rate of 15-20%. It is likely that this redefault rate will rise over time as the modified loans season, but the level at which these rates will peak is unknown.
The majority of the loans contractually modified to date have been modified under the Firm’s other loss mitigation programs. The following table presents information as of March 31, 2010, relating to restructured on-balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of purchased credit-impaired loans continue to be accounted for and reported as purchased credit-impaired loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of whether a probable and/or significant change in estimated future cash flows has occurred. Modifications of loans other than purchased credit impaired are generally accounted for and reported as troubled debt restructurings.

Restructured residential real estate loans

	March 31, 2010		December 31, 2009
		Nonperforming		Nonperforming
	On-balance	on-balance	On-balance	on-balance
(in millions)	sheet loans	sheet loans(c)	sheet loans	sheet loans(c)
| | | |
Restructured residential real estate loans — excluding purchased credit-impaired loans(a)
Home equity — senior lien	$183	$48	$168	$30
Home equity — junior lien	271	44	222	43
Prime mortgage	1,011	401	634	243
Subprime mortgage	2,255	818	1,998	598
Option ARMs	30	13	8	6

Total restructured residential real estate loans — excluding purchased credit-impaired loans	$3,750	$1,324	$3,030	$920

Restructured purchased credit-impaired loans(b)
Home equity	$407	NA	$453	NA
Prime mortgage	1,897	NA	1,526	NA
Subprime mortgage	2,599	NA	1,954	NA
Option ARMs	3,651	NA	2,972	NA

Total restructured purchased credit-impaired loans	$8,554	NA	$6,905	NA

(a)	Amounts represent the carrying value of restructured residential real estate loans.

(b)	Amounts represent the unpaid principal balance of restructured purchased credit-impaired loans.

(c)	Nonperforming loans modified in a troubled debt restructuring may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms.
Excluding purchased credit-impaired loans, 26% of restructured residential real estate loans are greater than 30 days delinquent, which is within the Firm’s expectations.
Credit card loans: JPMorgan Chase has also modified the terms of credit card loan agreements with borrowers who have experienced financial difficulty. Such modifications typically include reducing the interest rate on the card and, in most cases, involve placing the customer on a fixed payment plan not exceeding 60 months; in substantially all cases, the Firm cancels the customer’s available line of credit on the credit card. Also in substantially all cases, if the cardholder does not comply with the modified payment terms, the credit card loan agreement reverts back to its original payment and interest rate terms. The remaining outstanding balance is then reported in the appropriate delinquency category based upon the original aging, and is subject to the Firm’s standard charge-off and nonaccrual policies. Based on the Firm’s historical experience, the Firm expects that a significant portion of the borrowers will not ultimately comply with the modified payment terms.

Real estate owned (“REO”)
As part of the residential real estate foreclosure process, loans are written down to the fair value of the underlying real estate asset, less costs to sell, at acquisition. In those instances where the Firm gains title, ownership and possession of individual properties at the completion of the foreclosure process, these REO assets are managed for prompt sale and disposition at the best possible economic value. Any further gains or losses on REO assets are recorded as part of other income. Operating expense, such as real estate taxes and maintenance, are charged to other expense. REO assets remained relatively unchanged compared with December 31, 2009. It is anticipated that REO assets will increase over the next several quarters, as loans moving through the foreclosure process are expected to increase.
Portfolio transfers
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
Determining the appropriateness of the allowance is complex and requires judgment about the effect of matters that are inherently uncertain. Assumptions about unemployment rates, housing prices and overall economic conditions could have a significant impact on the Firm’s assessment of loan quality. Subsequent evaluations of the loan portfolio, in light of then-prevailing factors, may result in significant changes in the allowances for loan losses and lending-related commitments in future periods. At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of March 31, 2010, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses inherent in the portfolio, including those not yet identifiable).
For a further discussion of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 86-88 and Note 14 on pages 130-131 of this Form 10-Q, and Allowance for Credit Losses on pages 115, Critical Accounting Estimates Used by the Firm on pages 127—131, and Note 14 on pages 196—198 of JPMorgan Chase’s 2009 Annual Report.
The allowance for credit losses was $39.1 billion at March 31, 2010, an increase of $6.6 billion from $32.5 billion at year- end 2009. The increase was primarily due to the Firm’s adoption of new consolidation guidance related to VIEs. As a result of the consolidation of certain securitization entities the Firm established an allowance for loan losses of $7.5 billion, primarily related to the receivables that had been held in such securitization trusts.
The consumer allowance for loan losses increased by $307 million from December 31, 2009. The increase reflected a $1.2 billion allowance increase in RFS, related to further estimated deterioration in the Washington Mutual prime and option ARM purchased credit-impaired pools. The increase was partially offset by a $1.0 billion reduction in the allowance in CS, reflecting lower estimated losses primarily related to improved delinquency trends as well as lower levels of outstandings.
The wholesale allowance for loan losses was down by $1.2 billion from December 31, 2009. The decrease was primarily due to repayments and loan sales.
The allowance for lending-related commitments for both wholesale and consumer, which is reported in other liabilities, was $940 million at March 31, 2010, relatively unchanged from the December 31, 2009, balance of $939 million.
The credit ratios in the table below are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value. As of March 31, 2010 and 2009, wholesale retained loans were $210.2 billion and $230.5 billion, respectively; and consumer retained loans were $496.6 billion and $462.3 billion, respectively. For the quarters ended March 31, 2010 and 2009, average wholesale retained loans were $211.6 billion and $238.7 billion, respectively; and average consumer retained loans were $506.9 billion and $471.9 billion, respectively. Excluding held-for-sale loans, loans carried at fair value, and purchased credit-impaired consumer loans, the allowance for loan losses represented 5.64% of loans at March 31, 2010, compared with 5.51% at December 31, 2009.

Summary of changes in the allowance for credit losses

Three months ended March 31,	2010			2009
(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Allowance for loan losses
Beginning balance at January 1,	$7,145	$24,457	$31,602	$6,545	$16,619	$23,164
Cumulative effect of change in accounting principles(a)	14	7,480	7,494	—	—	—
Gross charge-offs(a)	1,014	7,437	8,451	206	4,433	4,639
Gross (recoveries)(a)	(55)	(486)	(541)	(15)	(228)	(243)

Net charge-offs(a)	959	6,951	7,910	191	4,205	4,396
Provision for loan losses(a)	(257)	7,248	6,991	1,551	7,066	8,617
Other	(1)	10	9	(1)	(3)	(4)

Ending balance at March 31	$5,942	$32,244	$38,186	$7,904	$19,477	$27,381

Components:
Asset-specific(b)(c)	$1,557	$1,010	$2,567	$1,213	$546	$1,759
Formula-based(a)(d)	4,385	28,423	32,808	6,691	18,931	25,622
Purchased credit-impaired	—	2,811	2,811	—	—	—

Total allowance for loan losses	$5,942	$32,244	$38,186	$7,904	$19,477	$27,381

Allowance for lending-related commitments
Beginning balance at January 1,	$927	$12	$939	$634	$25	$659
Cumulative effect of change in accounting principles(a)	(18)	—	(18)	—	—	—
Provision for lending-related commitments(a)	21	(2)	19	(21)	—	(21)
Other	—	—	—	3	(3)	—

Ending balance at March 31	$930	$10	$940	616	$22	$638

Components:
Asset-specific	$296	$—	$296	65	$—	$65
Formula-based	634	10	644	551	22	573

Total allowance for lending-related commitments	$930	$10	$940	$616	$22	$638

Total allowance for credit losses	$6,872	$32,254	$39,126	$8,520	$19,499	$28,019

Credit ratios
Allowance for loan losses to retained loans	2.83%	6.49%	5.40%	3.43%	4.21%	3.95
Allowance for loan losses to retained nonperforming loans(e)	101	298	228	219	252	241
Allowance for loan losses to retained nonperforming loans excluding credit card	101	150	133	219	137	163
Net charge-off rates(f)	1.84	5.56	4.46	0.32	3.61	2.51
Credit ratios excluding home lending purchased credit-impaired loans
Allowance for loan losses to retained loans(g)	2.83	7.05	5.64	3.43	5.20	4.53
Allowance for loan losses to retained nonperforming loans(e)(g)	101	272	212	219	252	241
Allowance for loan losses to retained nonperforming loans excluding credit card(e)(g)	101	124	116	219	137	163

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result $7.4 billion, $14 million and $127 million of allowance for loan losses were recorded on-balance sheet associated with the Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits, and certain other consumer loan securitization entities, primarily mortgage-related, respectively. For further discussion, see Note 15 on pages 131-142 of this Form 10-Q.

(b)	Relates to risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a troubled debt restructuring.

(c)	The asset-specific consumer allowance for loan losses includes $754 million and $380 million related to residential real estate loans restructured in troubled debt restructurings at March 31, 2010 and 2009, respectively. Prior period amounts have been reclassified from formula-based to conform with the current period presentation.

(d)	Includes all of the Firm’s allowance for loan losses on credit card loans, including those for which the Firm has modified the terms of the loans for borrowers experiencing financial difficulty.

(e)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the Federal Financial Institutions Examination Council, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier. The allowance for loan losses on credit card loans was $16.0 billion and $8.8 billion as of March 31, 2010 and 2009, respectively.

(f)	Charge-offs are not recorded on purchased credit-impaired loans until actual losses exceed estimated losses recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for any of these loans.

(g)	Excludes the impact of purchased credit-impaired loans acquired as part of the Washington Mutual transaction. The allowance for loan losses on purchased credit-impaired loans was $2.8 billion and zero as of March 31, 2010 and 2009, respectively.
For more information on home lending purchased credit-impaired loans, see pages 71 and 74-75 and Note 13 on pages 125-129 of this Form 10-Q and pages 116-117 of JPMorgan Chase’s 2009 Annual Report.

The calculation of the allowance for loan losses to total retained loans, excluding home lending purchased credit-impaired loans, is presented below.

March 31, (in millions, except ratios)	2010	2009

Allowance for loan losses	$38,186	$27,381
Less: Allowance for purchased credit-impaired loans	2,811	—

Adjusted allowance for loan losses	$35,375	$27,381

Total loans retained	$706,841	$692,828
Less: Firmwide purchased credit-impaired loans	79,430	87,782

Adjusted loans	$627,411	$605,046
Allowance for loan losses to ending loans excluding purchased credit-impaired loans	5.64%	4.53%

The following table presents the allowance for credit losses by business segment at March 31, 2010, and December 31, 2009.

	Allowance for credit losses
	March 31, 2010			December 31, 2009
		Lending-related			Lending-related
(in millions)	Loan losses	commitments	Total	Loan losses	commitments	Total

Investment Bank(a)	$2,601	$482	$3,083	$3,756	$485	$4,241
Commercial Banking	3,007	359	3,366	3,025	349	3,374
Treasury & Securities Services	57	76	133	88	84	172
Asset Management	261	13	274	269	9	278
Corporate/Private Equity	16	—	16	7	—	7

Total Wholesale	5,942	930	6,872	7,145	927	8,072

Retail Financial Services(a)	16,200	10	16,210	14,776	12	14,788
Card Services(a)	16,032	—	16,032	9,672	—	9,672
Corporate/Private Equity	12	—	12	9	—	9

Total Consumer	32,244	10	32,254	24,457	12	24,469

Total	$38,186	$940	$39,126	$31,602	$939	$32,541

(a)
Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related receivables are now recorded in loans on the Consolidated Balance Sheet. As a result, $7.4 billion, $14 million and $127 million of allowance for loan losses were recorded on-balance sheet associated with the Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits, and certain other consumer loan securitization entities, primarily mortgage-related, respectively. For further discussion, see Note 15 on pages 131-142 of this Form 10-Q.

Provision for credit losses
The provision for credit losses was $7.0 billion for the three months ended March 31, 2010, down by $3.1 billion or 30% from the prior-year managed provision. The total consumer-managed provision for credit losses was $7.2 billion, compared with $8.5 billion in the prior year, reflecting a lower addition to the allowance for credit losses, partially offset by a higher provision related to net charge-offs across most consumer portfolios. The wholesale provision for credit losses was a benefit of $236 million, compared with an expense of $1.5 billion, reflecting a reduction in the allowance for loan losses due to repayments and loan sales, partially offset by a higher provision related to net charge-offs.

			Provision for lending-		Total provision
	Provision for loan losses		related commitments		for credit losses
Three months ended March 31, (in millions)	2010	2009	2010	2009	2010	2009

Investment Bank(a)	$(477)	$1,274	$15	$(64)	$(462)	$1,210
Commercial Banking	204	263	10	30	214	293
Treasury & Securities Services	(31)	(20)	(8)	14	(39)	(6)
Asset Management	31	34	4	(1)	35	33
Corporate/Private Equity	16	—	—	—	16	—

Total wholesale	(257)	1,551	21	(21)	(236)	1,530
Retail Financial Services(a)	3,735	3,877	(2)	—	3,733	3,877
Card Services — reported(a)	3,512	3,189	—	—	3,512	3,189
Corporate/Private Equity	1	—	—	—	1	—

Total consumer	7,248	7,066	(2)	—	7,246	7,066

Total provision for credit losses — reported	6,991	8,617	19	(21)	7,010	8,596
Credit card — securitized(a)(b)	NA	1,464	NA	—	NA	1,464

Total provision for credit losses — managed(a)	$6,991	$10,081	$19	$(21)	$7,010	$10,060

(a)
Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result of the consolidation of the credit card securitization trusts, reported and managed basis are comparable for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14-16 of this Form 10-Q.

(b)
Loans securitized is defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans. For further discussion of credit card securitizations, see Note 15 on pages 131-142 of this Form 10-Q.

MARKET RISK MANAGEMENT
For discussion of the Firm’s market risk management organization, major market risk drivers and classification of risks, see pages 118-124 of JPMorgan Chase’s 2009 Annual Report.
Value-at-risk (“VaR”)
JPMorgan Chase’s primary statistical risk measure, VaR, estimates the potential loss from adverse market moves in a normal market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VaR is used for comparing risks across businesses, for monitoring limits and as an input to economic-capital calculations. Each business day, as part of its risk management activities, the Firm undertakes a comprehensive VaR calculation that includes the majority of its market risks. These VaR results are reported to senior management.
To calculate VaR, the Firm uses historical simulation, based on a one-day time horizon and an expected tail-loss methodology, which measures risk across instruments and portfolios in a consistent and comparable way. The simulation is based on data for the previous 12 months. This approach assumes that historical changes in market values are representative of future changes; this assumption may not always be accurate, particularly when there is volatility in the market environment. For certain products, such as syndicated lending facilities and some mortgage-related securities for which price-based time series are not readily available, market-based data are used in conjunction with sensitivity factors to estimate the risk. It is likely that using an actual price-based time series for these products, if available, would impact the VaR results presented. In addition, certain risk parameters, such as correlation risk among certain instruments, are not fully captured in VaR.
The following section describes JPMorgan Chase’s VaR measure using a 95% confidence level.

95% Confidence Level VaR

Total IB trading VaR by risk type, credit portfolio VaR and other VaR

	Three months ended March 31,
	2010						2009						At March 31,
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2010		2009

IB VaR by risk type:
Fixed income	$69		$43		$84		$158		$143		$179		$56		$153
Foreign exchange	13		7		20		23		12		39		15		14
Equities	24		10		52		97		40		156		20		94
Commodities and other	15		11		23		20		14		30		14		17
Diversification benefit to IB trading VaR	(49	)(a)	NM	(b)	NM	(b)	(108	)(a)	NM	(b)	NM	(b)	(43	)(a)	(95	)(a)

IB trading VaR	$72		$43		$102		$190		$162		$236		$62		$183
Credit portfolio VaR	19		15		25		86		74		106		20		106
Diversification benefit to IB trading and credit portfolio VaR	(9	)(a)	NM	(b)	NM	(b)	(63	)(a)	NM	(b)	NM	(b)	(8	)(a)	(80	)(a)

Total IB trading and credit portfolio VaR	$82		$53		$116		$213		$180		$256		$74		$209

Consumer Lending VaR	25		15		38		108		83		151		25		96
Chief Investment Office (CIO) VaR	70		59		80		121		111		126		77		125
Diversification benefit to total other VaR	(13	)(a)	NM	(b)	NM	(b)	(61	)(a)	NM	(b)	NM	(b)	(16	)(a)	(59	)(a)

Total other VaR	$82		$70		$100		$168		$147		$202		$86		$162

Diversification benefit to total IB and other VaR	(66	)(a)	NM	(b)	NM	(b)	(93	)(a)	NM	(b)	NM	(b)	(83	)(a)	(94	)(a)

Total IB and other VaR	$98		$67		$137		$288		$249		$328		$77		$277

(a)
Average and period-end VaRs were less than the sum of the VaRs of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(b)
Designated as not meaningful (“NM”), because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio-diversification effect.

VaR Measurement
The Firm’s IB trading and other VaR measure above includes substantially all trading activities in the Investment Bank, as well as syndicated lending facilities that the Firm intends to distribute. Credit portfolio VaR includes VaR on derivative credit valuation adjustments, hedges of the credit valuation adjustment and MTM hedges of the retained loan portfolio, which are all reported in principal transactions revenue. Credit portfolio VaR does not include the retained loan portfolio, which is not marked to market. In addition, IB and other VaR measure includes certain positions used as part of the Firm’s risk management function within the CIO and in the Consumer Lending businesses. The CIO VaR includes positions, primarily in debt securities and credit products, used to manage the Firm’s risk concentrations, including interest rate and credit risks arising from the Firm’s ongoing business activities. The Consumer Lending VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges.
The VaR measure excludes the DVA taken on certain structured liabilities and derivatives to reflect the credit quality of the Firm. It also excludes certain activities such as Private Equity and principal investing (e.g., mezzanine financing, tax-oriented investments, etc.), as well as structural interest rate risk management positions, capital management positions, and longer-term investments managed by the CIO. These longer-term positions are managed through the Firm’s earnings at risk and other cash flow monitoring processes rather than by using a VaR measure. Principal investing activities and Private Equity positions are managed using stress and scenario analysis.
First-quarter 2010 VaR results
Total average IB and other VaR for the first quarter of 2010 was $98 million, compared with $288 million in the first quarter of 2009. The decrease in average VaR was driven by a decline in the impact of the market volatility experienced in early 2009, as well as a reduction in exposures primarily driven by IB. IB’s average total trading and credit portfolio VaR for the first quarter of 2010 was $82 million, compared with $213 million for the same period of the prior year. The decrease in IB trading VaR was driven by a decline in the impact of market volatility as well as a reduction in exposures primarily in the fixed income and equities risk components. CIO VaR averaged $70 million for the first quarter of 2010, compared with $121 million for the same period of the prior year. Consumer Lending VaR averaged $25 million for the first quarter of 2010, compared with $108 million for the same period of the prior year. Decreases were again driven by the decline in market volatility.
Average IB and other VaR diversification benefit was 40% of the sum for the first quarter of 2010, compared with 24% of the sum for the first quarter of 2009. The Firm experienced a gain in diversification benefit as the market crisis receded, markets started to recover and positions changed such that correlations decreased. In general, over the course of the year, VaR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
To evaluate the soundness of its VaR model the Firm conducts daily back-testing of VaR against the Firm’s market risk-related revenue, which is defined as: the change in value of principal transactions revenue for IB and CIO; trading-related net interest income for IB, CIO and Consumer Lending; IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. The daily firmwide market risk-related revenue excludes gains and losses from DVA and from longer-term corporate investments and Private Equity losses.
The following histogram illustrates the daily market risk-related gains and losses for IB, CIO and Consumer Lending positions for the first three months of 2010. The chart shows that the Firm posted market risk-related gains on all 64 days in this period, with 9 days exceeding $180 million. There were no losses sustained during the three months ended March 31, 2010.
Daily IB & Other Market Risk-Related Gains
(95% Confidence Level VaR)
Three Months Ended March 31, 2010

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
Debit valuation adjustment sensitivity

(in millions)	Change in revenue based upon a 1-basis-point increase in JPMorgan Chase credit spread

March 31, 2010	$34
December 31, 2009	39

Economic value stress testing
While VaR reflects the risk of loss due to adverse changes in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm conducts economic-value stress tests using multiple scenarios that assume credit spreads widen significantly, equity prices decline and significant changes in interest rates across the major currencies. Other scenarios focus on the risks predominant in individual business segments and include scenarios that focus on the potential for adverse movements in complex portfolios. Scenarios were updated more frequently in 2009 and, in some cases, redefined to reflect the significant market volatility which began in late 2008. Along with VaR, stress testing is important in measuring and controlling risk. Stress testing enhances the understanding of the Firm’s risk profile and loss potential, and stress losses are monitored against limits. Stress testing is also utilized in one-off approvals and cross-business risk measurement, as well as an input to economic capital allocation. Stress-test results, trends and explanations based on current market risk positions are reported to the Firm’s senior management and to the lines of business to help them better measure and manage risks and to understand event risk—sensitive positions.
Earnings-at-risk stress testing
The VaR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s Consolidated Balance Sheets to changes in market variables. The effect of interest-rate exposure on net income for the Firm’s core nontrading business activities is also important. For further discussion on the effect of interest rate exposure, see page 123 of JPMorgan Chase’s 2009 Annual Report.
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
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings at risk over a wide range of outcomes. JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of March 31, 2010, and December 31, 2009, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

March 31, 2010	$(968)	$(319)	NM(a)	NM(a)
December 31, 2009	$(1,594)	$(554)	NM(a)	NM(a)

(a)
Down 100- and 200-basis-point parallel shocks result in a Fed Funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The change in earnings at risk from December 31, 2009, resulted from potentially higher levels of deposit balances and reduced levels of fixed-rate assets. The Firm’s risk to rising rates was largely the result of increased funding costs on assets, which would be partially offset by widening deposit margins, which are currently compressed due to very low short-term interest rates.
Additionally, another interest rate scenario, involving a steeper yield curve, with long-term rates rising 100 basis points and short-term rates staying at current levels, would result in a 12-month pretax earnings benefit of $633 million. The increase in earnings under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.

PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 124 of JPMorgan Chase’s 2009 Annual Report. At both March 31, 2010, and December 31, 2009, the carrying value of the Private Equity portfolio was $7.3 billion, of which $890 million and $762 million, respectively, represented positions traded in the public markets.
OPERATIONAL RISK MANAGEMENT
For a discussion of JPMorgan Chase’s Operational Risk Management, see page 125 of JPMorgan Chase’s 2009 Annual Report.
REPUTATION AND FIDUCIARY RISK MANAGEMENT
For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 126 of JPMorgan Chase’s 2009 Annual Report.
SUPERVISION AND REGULATION
The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-4 of JPMorgan Chase’s 2009 Form 10-K.
Dividends
At March 31, 2010, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $4.2 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s portfolio of lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 14 on pages 196-198 of JPMorgan Chase’s 2009 Annual Report. The methodology for calculating the allowance for loan losses and the allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for Credit Losses on pages 127-128 of JPMorgan Chase’s 2009 Annual Report; for amounts recorded as of March 31, 2010 and 2009, see Allowance for Credit Losses on pages 78-81 and Note 14 on page 130-131 of this Form 10-Q.
As noted on page 127 of JPMorgan Chase’s 2009 Annual Report, many factors can affect estimates of loss, including volatility of loss given default, probability of default and rating migrations. The Firm uses a risk-rating system to determine the credit quality of its wholesale loans. The Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. As of March 31, 2010, assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $1.6 billion. This sensitivity analysis is hypothetical and is intended to provide an indication of the impact of risk rating on the estimate of the allowance for loan losses for wholesale loans. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote and it is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
The allowance for credit losses for the consumer portfolio is sensitive to changes in the economic environment, delinquency status, FICO scores, the realizable value of collateral, borrower behavior and other risk factors. The credit performance of the consumer portfolio across the entire consumer credit product spectrum has stabilized, but remains under stress, as high unemployment and weak overall economic conditions continue to result in a high level of delinquencies, while continued weak housing prices continue to result in elevated loss severities. Significant judgment is required to estimate the ultimate duration and severity of the current economic downturn, as well as its impact on housing prices and the labor market. While the allowance for credit losses is highly sensitive to both home prices and unemployment rates, in the current market it is difficult to estimate how potential changes in one or both of these factors might impact the allowance for credit losses. For example, while both factors are important determinants of overall allowance levels, changes in one factor or the other may not occur at the same rate, or changes may be directionally inconsistent such that improvement in one factor may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across geographies or product types. Finally, it is difficult to predict the extent to which changes in both or either of these factors would ultimately impact the frequency or severity of losses, and overall loss rates are a function of both the frequency and severity of individual loan losses.
Fair value of financial instruments, MSRs and commodities inventory
JPMorgan Chase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis, including loans accounted for at the lower of cost or fair value that are only subject to fair value adjustments under certain circumstances.

Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy.

	March 31, 2010			December 31, 2009
	Total at			Total at
(in billions)	fair value	Level 3 total		fair value	Level 3 total

Trading debt and equity instruments(a)	$346.7	$36.4		$330.9	$35.2
Derivative receivables — gross	1,502.7	43.7		1,565.5	46.7
Netting adjustment	(1,423.3)	—		(1,485.3)	—

Derivative receivables — net	79.4	43.7	(d)	80.2	46.7	(d)
AFS securities	344.4	12.9		360.4	13.2
Loans	2.0	1.1		1.4	1.0
MSRs	15.5	15.5		15.5	15.5
Private equity investments	7.3	6.4		7.3	6.6
Other(b)	38.6	4.4		44.4	9.5

Total assets measured at fair value on a recurring basis	833.9	120.4		840.1	127.7
Total assets measured at fair value on a nonrecurring basis(c)	5.5	1.5		8.2	2.7

Total assets measured at fair value	$839.4	$121.9	(e)	$848.3	$130.4	(e)
Total Firm assets	$2,135.8			$2,032.0

Level 3 assets as a percentage of total Firm assets		6%			6%
Level 3 assets as a percentage of total Firm assets at fair value		15			15

(a)	Includes physical commodities carried at the lower of cost or fair value.

(b)	Includes certain securities purchased under resale agreements, securities borrowed, assets within accrued interest and other investments.

(c)
Predominantly includes delinquent mortgage and home equity loans, where impairment is based on the fair value of the underlying collateral, and leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(d)
Derivative receivable and derivative payable balances, and the related cash collateral received and paid, are presented net on the Consolidated Balance Sheets where there is a legally enforceable master netting agreement in place with counterparties. For purposes of the table above, the Firm does not reduce derivative receivable and derivative payable balances for netting adjustments, either within or across the levels of the fair value hierarchy, as such an adjustment is not relevant to a presentation that is based on the transparency of inputs to the valuation of an asset or liability. Therefore, the derivative balances reported in the fair value hierarchy levels are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $15.6 billion and $16.0 billion at March 31, 2010, and December 31, 2009, respectively, exclusive of the netting benefit associated with cash collateral which would further reduce the level 3 balances.

(e)
Included in the table above at March 31, 2010, and December 31, 2009, are $76.9 billion and $80.0 billion, respectively, of level 3 assets, consisting of recurring and nonrecurring assets carried by IB.

Valuation
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs — including, but not limited to, yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of changes in level 3 assets, see Note 3 on pages 96-107 of this Form 10-Q.
Imprecision in estimating unobservable market inputs can affect the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 148-152 of JPMorgan Chase’s 2009 Annual Report. In addition, for a further discussion of the significant judgments and estimates involved in the determination of the Firm’s mortgage-related exposures, see “Mortgage-related exposures carried at fair value” in Note 3 on pages 161-162 of JPMorgan Chase’s 2009 Annual Report.

Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans with evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Firm would be unable to collect all contractually required payments receivable. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. At the time of the acquisition, these loans were recorded at fair value, including an estimate of losses that were expected to be incurred over the estimated remaining lives of the loan pools. Many of the assumptions and estimates underlying the estimation of the initial fair value and the ongoing updates to management’s expectation of future cash flows are both significant and subjective, particularly considering the current economic environment. The level of future home price declines, the duration and severity of the current economic downturn, the impact of various government programs and actions, uncertainties about borrower behavior, and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.
In accounting for these loans on an ongoing basis, probable decreases in expected loan principal cash flows trigger the recognition of impairment, while probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses. Any remaining increases would be recognized prospectively as yield adjustments. The impact of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows would be recognized prospectively as yield adjustments. The process to determine which changes in cash flows trigger the recognition of impairment and which changes in cash flows should be recognized as yield adjustments requires the application of judgment. As of March 31, 2010, a 1% decrease in expected future principal cash payments for the entire portfolio of purchased credit-impaired loans would result in the recognition of an allowance for loan losses for these loans of approximately $750 million. For additional information on purchased credit-impaired loans, including the significant assumptions, estimates and judgment involved see Purchased credit-impaired loans on pages 129-130 of JPMorgan Chase’s 2009 Annual Report and Note 13 on page 129 of this Form 10-Q.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 130 of JPMorgan Chase’s 2009 Annual Report. During the first quarter, the Firm updated the discounted cash flow valuations of its consumer lending businesses in RFS and Card Services, which continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk. Based on these updated valuations as well as a review of the current conditions and prior projections for its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at March 31, 2010. However, prolonged weakness or deterioration in economic market conditions, or additional regulatory or legislative changes, may result in declines in projected business performance beyond management’s expectations. This could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which may affect goodwill impairment assessments and conclusions in future periods. For additional information on goodwill, see Note 16 on pages 143-146 of this Form 10-Q.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 131 of JPMorgan Chase’s 2009 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting for transfers of financial assets and consolidation of variable interest entities
Effective January 1, 2010, the Firm implemented new accounting guidance that amends the accounting for the transfers of financial assets and the consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits and certain mortgage and other consumer loan securitization entities. The Financial Accounting Standards Board (“FASB”) deferred the requirements of the new consolidation guidance for VIEs for certain investment funds, including mutual funds, private equity funds and hedge funds until the FASB and the International Accounting Standards Board (“IASB”) complete a joint consolidation project that would provide consistent accounting guidance for these funds. For additional information about the impact of the adoption of the new consolidation guidance on January 1, 2010, see Note 15 on pages 131-142 of this Form 10-Q.
Fair value measurements and disclosures
In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy are effective for interim reporting periods beginning after December 15, 2009, the Firm adopted this guidance in the first quarter of 2010. For additional information about the impact of the adoption of the new fair value measurements guidance on January 1, 2010, see Note 3 on pages 96-107 of this Form 10-Q. In addition, a new requirement to provide purchases, sales, issuances and settlements in the level 3 rollforward on a gross basis is effective for fiscal years beginning after December 15, 2010. Early adoption of the guidance is permitted.
Subsequent events
In May 2009, the FASB issued guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was effective for interim or annual financial periods ending after June 15, 2009. In February 2010, the FASB amended the guidance by eliminating the requirement for SEC filers to disclose the date through which it evaluated subsequent events. The Firm adopted the amended guidance in the first quarter of 2010. The application of the guidance had no effect on the Firm’s Consolidated Balance Sheets or results of operations.
Accounting for certain embedded credit derivatives
In March 2010, the FASB issued guidance clarifying the circumstances in which a credit derivative embedded in a beneficial interest in securitized financial assets is required to be separately accounted for as a derivative instrument. The guidance is effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. Upon adoption, the new guidance permits the election of the fair value option for any beneficial interest in securitized financial assets. Adoption of the new guidance is not expected to have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
Accounting for modifications of purchased credit-impaired loans that are part of a pool
In April 2010, the FASB issued guidance that amends the accounting for modifications of purchased credit-impaired loans accounted for within a pool. The guidance clarifies that modified purchased credit-impaired loans should not be removed from a pool even if the modification would otherwise be considered a troubled debt restructuring. Additionally, the guidance clarifies that the impact of modifications should be included in evaluating whether a pool of loans is impaired. The guidance is effective for modifications of purchased credit-impaired loans occurring in interim and annual reporting periods ending on or after July 15, 2010, and is to be applied prospectively. Early adoption is permitted. The guidance is consistent with the Firm’s current accounting practice and, therefore, will have no impact on the Firm’s Consolidated Balance Sheets or results of operations.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2010	2009

Revenue
Investment banking fees	$1,461	$1,386
Principal transactions	4,548	2,001
Lending- and deposit-related fees	1,646	1,688
Asset management, administration and commissions	3,265	2,897
Securities gains(a)	610	198
Mortgage fees and related income	658	1,601
Credit card income	1,361	1,837
Other income	412	50

Noninterest revenue	13,961	11,658

Interest income	16,845	17,926
Interest expense	3,135	4,559

Net interest income	13,710	13,367

Total net revenue	27,671	25,025

Provision for credit losses	7,010	8,596

Noninterest expense
Compensation expense	7,276	7,588
Occupancy expense	869	885
Technology, communications and equipment expense	1,137	1,146
Professional and outside services	1,575	1,515
Marketing	583	384
Other expense	4,441	1,375
Amortization of intangibles	243	275
Merger costs	—	205

Total noninterest expense	16,124	13,373

Income before income tax expense	4,537	3,056
Income tax expense	1,211	915

Net income	$3,326	$2,141

Net income applicable to common stockholders	$2,974	$1,519

Net income per common share data
Basic earnings per share	$0.75	$0.40
Diluted earnings per share	0.74	0.40
Weighted-average basic shares	3,970.5	3,755.7
Weighted-average diluted shares	3,994.7	3,758.7
Cash dividends declared per common share	$0.05	$0.05

(a)
Securities gains for the three months ended March 31, 2010 and 2009, included credit losses of $100 million and $5 million, respectively, consisting of $94 million and $5 million, respectively, of total other-than-temporary impairment losses, net of $(6) million and zero, respectively, of other-than-temporary impairment losses recorded in/(reclassified from) other comprehensive income.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in millions, except share data)	2010	2009

Assets
Cash and due from banks	$31,422	$26,206
Deposits with banks	59,014	63,230
Federal funds sold and securities purchased under resale agreements (included $18,806 and $20,536 at fair value at March 31, 2010, and December 31, 2009, respectively)	230,123	195,404
Securities borrowed (included $8,676 and $7,032 at fair value at March 31, 2010, and December 31, 2009, respectively)	126,741	119,630
Trading assets (included assets pledged of $48,428 and $38,315 at March 31, 2010, and December 31, 2009, respectively)(a)	426,128	411,128
Securities (included $344,353 and $360,365 at fair value at March 31, 2010, and December 31, 2009, respectively, and assets pledged of $100,131 and $100,931 at March 31, 2010, and December 31, 2009, respectively)	344,376	360,390
Loans (included $2,025 and $1,364 at fair value at March 31, 2010, and December 31, 2009, respectively)(a)	713,799	633,458
Allowance for loan losses	(38,186)	(31,602)

Loans, net of allowance for loan losses	675,613	601,856
Accrued interest and accounts receivable (included zero and $5,012 at fair value at March 31, 2010, and December 31, 2009, respectively)	53,991	67,427
Premises and equipment	11,123	11,118
Goodwill	48,359	48,357
Mortgage servicing rights	15,531	15,531
Other intangible assets	4,383	4,621
Other assets (included $18,427 and $19,165 at fair value at March 31, 2010, and December 31, 2009, respectively)(a)	108,992	107,091

Total assets(a)	$2,135,796	$2,031,989

Liabilities
Deposits (included $4,808 and $4,455 at fair value at March 31, 2010, and December 31, 2009, respectively)	$925,303	$938,367
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3,823 and $3,396 at fair value at March 31, 2010, and December 31, 2009, respectively)	295,171	261,413
Commercial paper	50,554	41,794
Other borrowed funds (included $6,158 and $5,637 at fair value at March 31, 2010, and December 31, 2009, respectively)	48,981	55,740
Trading liabilities	140,969	125,071
Accounts payable and other liabilities (included the allowance for lending-related commitments of $940 and $939, respectively, at March 31, 2010, and December 31, 2009, and $329 and $357 at fair value at March 31, 2010, and December 31, 2009, respectively)	154,185	162,696
Beneficial interests issued by consolidated variable interest entities (included $2,591 and $1,410 at fair value at March 31, 2010, and December 31, 2009, respectively)(a)	93,055	15,225
Long-term debt (included $46,781 and $48,972 at fair value at March 31, 2010, and December 31, 2009, respectively)	262,857	266,318

Total liabilities(a)	1,971,075	1,866,624

Commitments and contingencies (see Note 21 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at March 31, 2010, and December 31, 2009; issued 2,538,107 shares at March 31, 2010, and December 31, 2009)	8,152	8,152
Common stock ($1 par value; authorized 9,000,000,000 shares at March 31, 2010, and December 31, 2009; issued 4,104,933,895 shares at March 31, 2010, and December 31, 2009)	4,105	4,105
Capital surplus	96,450	97,982
Retained earnings	61,043	62,481
Accumulated other comprehensive income/(loss)	761	(91)
Shares held in RSU Trust, at cost (1,524,785 and 1,526,944 shares at March 31, 2010, and December 31, 2009, respectively)	(68)	(68)
Treasury stock, at cost (129,577,403 and 162,974,783 shares at March 31, 2010, and December 31, 2009, respectively)	(5,722)	(7,196)

Total stockholders’ equity	164,721	165,365

Total liabilities and stockholders’ equity	$2,135,796	$2,031,989

(a)	The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2010, and December 31, 2009. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

Assets
Trading assets	$7,464	$6,347
Loans	114,878	13,004
All other assets	6,348	5,043

Total assets	$128,690	$24,394

Liabilities
Beneficial interests issued by consolidated variable interest entities	$93,055	$15,225
All other liabilities	2,671	2,197

Total liabilities	$95,726	$17,422

The assets of the consolidated VIEs are used to settle the liabilities of those entities. The Firm provides limited program-wide credit enhancement of $2.4 billion related to its Firm-administered multi-seller conduits. For further discussion, see Note 15 on pages 131-142 of this Form 10-Q.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2010	2009

Preferred stock
Balance at January 1	$8,152	$31,939
Accretion of preferred stock discount on issuance to the U.S. Treasury	—	54

Balance at March 31	8,152	31,993

Common stock
Balance at January 1 and March 31	4,105	3,942

Capital surplus
Balance at January 1	97,982	92,143
Shares issued and commitments to issue common stock for employee stock-based compensation awards and related tax effects	(471)	(674)
Other	(1,061)	—

Balance at March 31	96,450	91,469

Retained earnings
Balance at January 1	62,481	54,013
Cumulative effect of change in accounting principle	(4,391)	—
Net income	3,326	2,141
Dividend declared:
Preferred stock	(162)	(425)
Common stock ($0.05 per share in each period)	(211)	(242)

Balance at March 31	61,043	55,487

Accumulated other comprehensive income/(loss)
Balance at January 1	(91)	(5,687)
Cumulative effect of change in accounting principle	(129)	—
Other comprehensive income	981	1,197

Balance at March 31	761	(4,490)

Shares held in RSU Trust
Balance at January 1	(68)	(217)
Reissuance from RSU Trust	—	131

Balance at March 31	(68)	(86)

Treasury stock, at cost
Balance at January 1	(7,196)	(9,249)
Reissuance from treasury stock	1,474	1,147
Share repurchases related to employee stock-based compensation awards	—	(19)

Balance at March 31	(5,722)	(8,121)

Total stockholders’ equity	$164,721	$170,194

Comprehensive income
Net income	$3,326	$2,141
Other comprehensive income	981	1,197

Comprehensive income	$4,307	$3,338

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in millions)	2010	2009

Operating activities
Net income	$3,326	$2,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	7,010	8,596
Depreciation and amortization	955	411
Amortization of intangibles	243	275
Deferred tax benefit	(40)	(1,206)
Investment securities gains	(610)	(198)
Stock-based compensation	941	788
Originations and purchases of loans held-for-sale	(6,503)	(5,669)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	7,806	5,824
Net change in:
Trading assets	(4,235)	90,281
Securities borrowed	(7,099)	(3,935)
Accrued interest and accounts receivable	16,645	8,720
Other assets	(4,746)	3,671
Trading liabilities	15,027	(32,739)
Accounts payable and other liabilities	(8,237)	(21,097)
Other operating adjustments	(1,351)	(5,107)

Net cash provided by operating activities	19,132	50,756

Investing activities
Net change in:
Deposits with banks	4,282	48,237
Federal funds sold and securities purchased under resale agreements	(34,703)	45,652
Held-to-maturity securities:
Proceeds	2	3
Available-for-sale securities:
Proceeds from maturities	37,323	27,159
Proceeds from sales	20,945	24,245
Purchases	(57,647)	(177,418)
Proceeds from sales and securitizations of loans held-for-investment	1,428	4,660
Other changes in loans, net	13,997	25,780
Net cash used in business acquisitions or dispositions	(4)	(91)
Net maturities of asset-backed commercial paper guaranteed by the FRBB	—	5,211
All other investing activities, net	515	188

Net cash (used in)/provided by investing activities	(13,862)	3,626

Financing activities
Net change in:
Deposits	(19,927)	(112,287)
Federal funds purchased and securities loaned or sold under repurchase agreements	33,749	87,324
Commercial paper and other borrowed funds	2,083	(25,019)
Beneficial interests issued by consolidated variable interest entities	(11,657)	(872)
Proceeds from long-term debt and trust preferred capital debt securities	10,852	17,750
Payments of long-term debt and trust preferred capital debt securities	(14,110)	(18,684)
Excess tax benefits related to stock-based compensation	12	—
Dividends paid	(253)	(1,832)
All other financing activities, net	(464)	(689)

Net cash provided by/(used in) financing activities	285	(54,309)

Effect of exchange rate changes on cash and due from banks	(339)	(287)

Net increase (decrease) in cash and due from banks	5,216	(214)
Cash and due from banks at the beginning of the year	26,206	26,895

Cash and due from banks at the end of the period	$31,422	$26,681

Cash interest paid	$2,850	$5,530
Cash income taxes paid	2,228	718

Note:	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the transfer of financial assets and the consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated noncash assets and liabilities of $87.7 billion and $92.2 billion, respectively.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 156-159 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segment information, see Note 23 on pages 152-154 of this Form 10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “2009 Annual Report”).
Certain amounts in prior periods have been reclassified to conform to the current presentation.
Consolidation
The Consolidated Financial Statements include the accounts of JPMorgan Chase and other entities in which the Firm has a controlling financial interest. All material intercompany balances and transactions have been eliminated. The Firm determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”).
Voting Interest Entities
Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that enable them to make significant decisions relating to the entity’s operations. For these types of entities, the Firm’s determination of whether it has a controlling interest is primarily based on the amount of voting equity interests held. Entities in which the Firm has a controlling financial interest, through ownership of the majority of the entities’ voting equity interests or through other contractual rights that give the Firm control, are consolidated by the Firm.
Investments in companies that are considered to be voting interest entities in which the Firm has significant influence over operating and financing decisions (but does not own a majority of the voting equity interests) are accounted for in accordance with the equity method of accounting (which requires the Firm to recognize its proportionate share of the entity’s net earnings), or at fair value if the fair value option was elected at the inception of the Firm’s investment. These investments are generally included in other assets, with income or loss included in other income.
Firm-sponsored asset management funds are generally structured as limited partnerships or limited liability companies and are typically considered voting interest entities. For the significant majority of these entities, for which the Firm is the general partner or managing member of the limited partnership or limited liability company (“LLC”), the non-affiliated partners or members have the substantive ability to remove the Firm as the general partner or managing member without cause (i.e., kick-out rights), based on a simple unaffiliated majority vote, or the non-affiliated partners or members have substantive participating rights. Accordingly, the Firm does not consolidate these funds. In limited cases where the non-affiliated partners or members do not have substantive kick-out or participating rights, the Firm consolidates the underlying funds.
Private equity investments, which are recorded in other assets on the Consolidated Balance Sheets, include investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines and accordingly, irrespective of the percentage of equity ownership interests held, are carried on the Consolidated Balance Sheets at fair value.

Variable Interest Entities
Variable interest entities (“VIEs”) are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.
The most common type of VIE is a special purpose entity (“SPE”). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. SPEs may be organized as trusts, partnerships or corporations and are typically established for a single, discrete purpose. SPEs are not typically operating entities and usually have a limited life and no employees. The basic SPE structure involves a company selling assets to the SPE; the SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the transaction specify how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.
On January 1, 2010, the Firm implemented new consolidation accounting guidance related to VIEs. The new guidance eliminates the concept of qualified special purpose entities (“QSPEs”) that were previously exempt from consolidation, and introduces a new framework for determining the primary beneficiary of a VIE. The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. Under the new guidance, the primary beneficiary is the party that has both (1) the power to direct the activities of a entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
To assess whether the Firm has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Firm considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (such as asset managers, collateral managers, servicers, or owners of call options or liquidation rights over the VIE’s assets) or have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.
To assess whether the Firm has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Firm considers all of its economic interests, including debt and equity investments, servicing fees, and derivative or other arrangements deemed to be variable interests in the VIE. This assessment requires that the Firm apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Firm.
The Firm performs on-going reassessments of: 1) whether any entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and 2) whether changes in the facts and circumstances regarding the Firm’s involvement with a VIE cause the Firm’s consolidation conclusion regarding the VIE to change.
For further details regarding the Firm’s application of the new accounting guidance in the current quarter, see Note 15 on pages 131-142 of this Form 10-Q. For a description of the accounting guidance applied to periods ending prior to January 1, 2010, see Note 1 on page 142 of JPMorgan Chase’s 2009 Annual Report.
In addition, in February 2010 the FASB issued an amendment which defers the requirements of the new consolidation accounting guidance for certain investment funds, including mutual funds, private equity funds and hedge funds. For funds to which the amendment applies, the consolidation guidance will be deferred until the completion of the FASB and IASB joint consolidation project. For the funds to which deferral of the new consolidation guidance applies, the Firm continues to apply other existing authoritative guidance to determine whether such funds should be consolidated.
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated Balance Sheets.

NOTE 2 — BUSINESS CHANGES AND DEVELOPMENTS
Purchase of remaining interest in J.P. Morgan Cazenove
On January 4, 2010, JPMorgan Chase purchased the remaining interest in J.P. Morgan Cazenove, an investment banking business partnership formed in 2005.
RBS Sempra transaction
On February 16, 2010, JPMorgan Chase announced that it will acquire RBS Sempra Commodities’ global oil, global metals and European power and gas businesses. The transaction is expected to close mid 2010, pending regulatory approvals.
Subsequent Events
U.K. Bonus Payroll Tax
The U.K. Bonus Payroll Tax on certain performance bonuses awarded to employees operating in the U.K. was enacted into law on April 8, 2010. The impact of the tax will be reflected in compensation expense in the second quarter of 2010. The impact of this legislation is in the process of being quantified, and is expected to be material.
NOTE 3 — FAIR VALUE MEASUREMENT
For a further discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 148-165 of JPMorgan Chase’s 2009 Annual Report.
During the first three months of 2010, no changes were made to the Firm’s valuation models that had, or are expected to have, a material impact on the Firm’s Consolidated Balance Sheets or results of operations.

The following table presents the assets and liabilities measured at fair value as of March 31, 2010, and December 31, 2009, by major product category and by the fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
				Netting	Total
March 31, 2010 (in millions)	Level 1(j)	Level 2(j)	Level 3	adjustments	fair value

Federal funds sold and securities purchased under resale agreements	$—	$18,806	$—	$—	$18,806
Securities borrowed	—	8,676	—	—	8,676

Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	23,758	7,781	215	—	31,754
Residential — nonagency(b)	—	2,534	841	—	3,375
Commercial — nonagency(b)	—	764	1,673	—	2,437

Total mortgage-backed securities	23,758	11,079	2,729	—	37,566
U.S. Treasury and government agencies(a)	20,735	9,897	—	—	30,632
Obligations of U.S. states and municipalities	1	5,972	1,975	—	7,948
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,914	—	—	2,914
Non—U.S. government debt securities	35,320	39,354	713	—	75,387
Corporate debt securities	—	48,417	4,947	—	53,364
Loans(c)	—	13,408	15,776	—	29,184
Asset-backed securities	—	1,375	8,078	—	9,453

Total debt instruments	79,814	132,416	34,218	—	246,448
Equity securities	80,620	3,488	1,716	—	85,824
Physical commodities(d)	10,196	295	—	—	10,491
Other	9	3,515	425	—	3,949

Total debt and equity instruments(e)	170,639	139,714	36,359	—	346,712
Derivative receivables:
Interest rate	838	1,131,415	5,178	(1,098,687)	38,744
Credit(f)	—	119,853	28,070	(137,835)	10,088
Foreign exchange	1,052	125,776	2,519	(110,810)	18,537
Equity	22	44,790	6,728	(46,002)	5,538
Commodity	256	34,980	1,252	(29,979)	6,509

Total derivative receivables(g)	2,168	1,456,814	43,747	(1,423,313)	79,416

Total trading assets	172,807	1,596,528	80,106	(1,423,313)	426,128

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	155,969	4,161	—	—	160,130
Residential — nonagency(b)	—	21,461	7	—	21,468
Commercial — nonagency(b)	—	5,338	—	—	5,338

Total mortgage-backed securities	155,969	30,960	7	—	186,936
U.S. Treasury and government agencies(a)	7,859	16,873	—	—	24,732
Obligations of U.S. states and municipalities	36	7,506	254	—	7,796
Certificates of deposit	—	4,207	—	—	4,207
Non—U.S. government debt securities	8,323	12,837	—	—	21,160
Corporate debt securities	1	67,176	—	—	67,177
Asset-backed securities:
Credit card receivables	—	10,323	—	—	10,323
Collateralized loan obligations	—	139	12,036	—	12,175
Other	—	6,646	535	—	7,181
Equity securities	2,413	151	102	—	2,666

Total available-for-sale securities	174,601	156,818	12,934	—	344,353

Loans	—	885	1,140	—	2,025
Mortgage servicing rights	—	—	15,531	—	15,531

Other assets:
Private equity investments(h)	106	784	6,385	—	7,275
All other	6,743	57	4,352	—	11,152

Total other assets	6,849	841	10,737	—	18,427

Total assets measured at fair value on a recurring basis(i)	$354,257	$1,782,554	$120,448	$(1,423,313)	$833,946

	Fair value hierarchy
				Netting	Total
March 31, 2010(in millions)	Level 1(j)	Level 2(j)	Level 3	adjustments	fair value

Deposits	$—	$4,368	$440	$—	$4,808
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,823	—	—	3,823
Other borrowed funds	—	5,706	452	—	6,158

Trading liabilities:
Debt and equity instruments(e)	56,279	21,917	32	—	78,228
Derivative payables:
Interest rate	837	1,099,327	2,714	(1,079,284)	23,594
Credit(f)	—	123,799	18,884	(136,175)	6,508
Foreign exchange	1,077	128,316	2,190	(111,895)	19,688
Equity	41	45,098	8,019	(42,922)	10,236
Commodity	210	33,527	1,533	(32,555)	2,715

Total derivative payables(g)	2,165	1,430,067	33,340	(1,402,831)	62,741

Total trading liabilities	58,444	1,451,984	33,372	(1,402,831)	140,969

Accounts payable and other liabilities	—	1	328	—	329
Beneficial interests issued by consolidated VIEs	—	774	1,817	—	2,591
Long-term debt	—	29,263	17,518	—	46,781

Total liabilities measured at fair value on a recurring basis	$58,444	$1,495,919	$53,927	$(1,402,831)	$205,459

	Fair value hierarchy
				Netting	Total
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Federal funds sold and securities purchased under resale agreements	$—	$20,536	$—	$—	$20,536
Securities borrowed	—	7,032	—	—	7,032
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	33,092	8,373	260	—	41,725
Residential — nonagency(b)	—	2,284	1,115	—	3,399
Commercial — nonagency(b)	—	537	1,770	—	2,307

Total mortgage-backed securities	33,092	11,194	3,145	—	47,431
U.S. Treasury and government agencies(a)	13,701	9,559	—	—	23,260
Obligations of U.S. states and municipalities	—	5,681	1,971	—	7,652
Certificates of deposit, bankers’ acceptances and commercial paper	—	5,419	—	—	5,419
Non—U.S. government debt securities	25,684	32,487	734	—	58,905
Corporate debt securities	—	48,754	5,241	—	53,995
Loans(c)	—	18,330	13,218	—	31,548
Asset-backed securities	—	1,428	7,975	—	9,403

Total debt instruments	72,477	132,852	32,284	—	237,613
Equity securities	75,053	3,450	1,956	—	80,459
Physical commodities(d)	9,450	586	—	—	10,036
Other	—	1,884	926	—	2,810

Total debt and equity instruments(e)	156,980	138,772	35,166	—	330,918

Derivative receivables(g)	2,344	1,516,490	46,684	(1,485,308)	80,210

Total trading assets	159,324	1,655,262	81,850	(1,485,308)	411,128

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	158,957	8,941	—	—	167,898
Residential — nonagency(b)	—	14,773	25	—	14,798
Commercial — nonagency(b)	—	4,590	—	—	4,590

Total mortgage-backed securities	158,957	28,304	25	—	187,286
U.S. Treasury and government agencies(a)	405	29,592	—	—	29,997
Obligations of U.S. states and municipalities	—	6,188	349	—	6,537
Certificates of deposit	—	2,650	—	—	2,650
Non—U.S. government debt securities	5,506	18,997	—	—	24,503
Corporate debt securities	1	62,007	—	—	62,008
Asset-backed securities:
Credit card receivables	—	25,742	—	—	25,742
Collateralized loan obligations	—	5	12,144	—	12,149
Other	—	6,206	588	—	6,794
Equity securities	2,466	146	87	—	2,699

Total available-for-sale securities	167,335	179,837	13,193	—	360,365

Loans	—	374	990	—	1,364
Mortgage servicing rights	—	—	15,531	—	15,531
Other assets:
Private equity investments(h)	165	597	6,563	—	7,325
All other(k)	7,241	90	9,521	—	16,852

Total other assets	7,406	687	16,084	—	24,177

Total assets measured at fair value on a recurring basis(i)	$334,065	$1,863,728	$127,648	$(1,485,308)	$840,133

	Fair value hierarchy
				Netting	Total
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Deposits	$—	$3,979	$476	$—	$4,455
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,396	—	—	3,396
Other borrowed funds	—	5,095	542	—	5,637

Trading liabilities:
Debt and equity instruments(e)	50,577	14,359	10	—	64,946
Derivative payables(f)(g)	2,038	1,481,813	35,332	(1,459,058)	60,125

Total trading liabilities	52,615	1,496,172	35,342	(1,459,058)	125,071

Accounts payable and other liabilities	—	2	355	—	357
Beneficial interests issued by consolidated VIEs	—	785	625	—	1,410
Long-term debt	—	30,685	18,287	—	48,972

Total liabilities measured at fair value on a recurring basis	$52,615	$1,540,114	$55,627	$(1,459,058)	$189,298

(a)	Includes total U.S. government-sponsored enterprise obligations of $168.0 billion and $195.8 billion at March 31, 2010, and December 31, 2009, respectively, which were predominantly mortgage-related.

(b)	For further discussion of residential and commercial MBS, see the “Mortgage-related exposures carried at fair value” section of Note 3 on pages 161—162 of JPMorgan Chase’s 2009 Annual Report.

(c)	Included within trading loans at March 31, 2010, and December 31, 2009, respectively, are $17.0 billion and $20.7 billion of residential first-lien mortgages and $4.1 billion and $2.7 billion of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $6.9 billion and $11.1 billion, respectively, and reverse mortgages of $4.1 billion and $4.5 billion, respectively. For further discussion of residential and commercial loans carried at fair value or the lower of cost or fair value, see the “Mortgage-related exposures carried at fair value” section of Note 3 on pages 161-162 of JPMorgan Chase’s 2009 Annual Report.

(d)	Physical commodities inventories are accounted for at the lower of cost or fair value.

(e)	Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures (“CUSIPs”).

(f)	The level 3 amounts for derivative receivables and derivative payables related to credit primarily include structured credit derivative instruments. For further information on the classification of instruments within the valuation hierarchy, see Note 3 on pages 148-152 of JPMorgan Chase’s 2009 Annual Report.

(g)	As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $15.6 billion and $16.0 billion at March 31, 2010, and December 31, 2009, respectively, exclusive of the netting benefit associated with cash collateral which would further reduce the level 3 balances.

(h)	Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio was $8.7 billion and $8.8 billion at March 31, 2010, and December 31, 2009, respectively.

(i)	Balances include investments valued at net asset value at March 31, 2010, and December 31, 2009, of $15.6 billion and $16.8 billion, respectively, of which $7.8 billion and $9.0 billion, respectively, were classified in level 1, $3.5 billion and $3.2 billion, respectively, in level 2, and $4.3 billion and $4.6 billion in level 3.

(j)	In the first quarter of 2010, the transfers between level 1 and level 2 were not significant.

(k)	Includes assets within accrued interest receivable and other assets at December 31, 2009.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the balance sheet amounts for the three months ended March 31, 2010 and 2009 (including changes in fair value), for financial instruments classified by the Firm within level 3 of the fair value hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		gains/(losses)
Three months ended	Fair value,	realized/		issuances	into and/or	Fair value,	related to financial
March 31, 2010	January 1,	unrealized		settlements,	out of	March 31,	instruments held
(in millions)	2010	gains/(losses)		net	level 3(f)	2010	at March 31, 2010

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$260	$5		$(50)	$—	$215	$(10)
Residential — nonagency(a)	1,115	16		(304)	14	841	(11)
Commercial — nonagency(a)	1,770	36		(133)	—	1,673	(36)

Total mortgage-backed securities	3,145	57		(487)	14	2,729	(57)
Obligations of U.S. states and municipalities	1,971	(42)		(96)	142	1,975	(44)
Non-U.S. government debt securities	734	(47)		26	—	713	(46)
Corporate debt securities	5,241	(278)		(290)	274	4,947	14
Loans	13,218	(331)		2,986	(97)	15,776	(369)
Asset-backed securities	7,975	96		(69)	76	8,078	19

Total debt instruments	32,284	(545)		2,070	409	34,218	(483)
Equity securities	1,956	(20)		(232)	12	1,716	73
Other	926	21		(600)	78	425	19

Total debt and equity instruments	35,166	(544	)(b)	1,238	499	36,359	(391	)(b)

Derivative receivables:
Interest rate	2,040	420		(41)	45	2,464	213
Credit	10,350	(604)		(551)	(9)	9,186	(718)
Foreign exchange	1,082	(380)		(80)	(293)	329	(365)
Equity	(1,791)	263		(64)	301	(1,291)	247
Commodity	(329)	(411)		402	57	(281)	(508)

Derivative receivables, net of derivative liabilities	11,352	(712	)(b)	(334)	101	10,407	(1,131	)(b)

Asset-backed securities	12,732	(66)		(95)	—	12,571	(70)
Other	461	(77)		(22)	1	363	15

Total available-for-sale securities	13,193	(143	)(c)	(117)	1	12,934	(55	)(c)

Loans	990	1	(b)	157	(8)	1,140	(18	)(b)
Mortgage servicing rights	15,531	(96	)(d)	96	—	15,531	(96	)(d)
Other assets:
Private equity investments	6,563	148	(b)	(61)	(265)	6,385	31	(b)
All other	9,521	(18	)(e)	(5,140)	(11)	4,352	(18	)(e)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		(gains)/losses
Three months ended	Fair value,	realized/		issuances	into and/or	Fair value,	related to financial
March 31, 2010	January 1,	unrealized		settlements,	out of	March 31,	instruments held
(in millions)	2010	(gains)/losses		net	level 3(f)	2010	at March 31, 2010

Liabilities(g):
Deposits	$476	$(10	)(b)	$(1)	$(25)	$440	$(14	)(b)
Other borrowed funds	542	(52	)(b)	195	(233)	452	(73	)(b)
Trading liabilities:
Debt and equity instruments	10	2	(b)	(3)	23	32	2	(b)
Accounts payable and other liabilities	355	(23	)(b)	(4)	—	328	(20	)(b)
Beneficial interests issued by consolidated VIEs	625	(7	)(b)	1,199	—	1,817	(7	)(b)
Long-term debt	18,287	(403	)(b)	(668)	302	17,518	(402	)(b)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		gains/(losses) related
Three months ended	Fair value,	realized/		issuances	into and/or	Fair value,	to financial
March 31, 2009	January 1,	unrealized		settlements,	out of	March 31,	instruments held
(in millions)	2009	gains/(losses)		net	level 3(f)	2009	at March 31, 2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$163	$(12)		$66	$71	$288	$(10)
Residential — nonagency(a)	3,339	(365)		4	(509)	2,469	(393)
Commercial — nonagency(a)	2,487	(230)		(216)	(151)	1,890	(230)

Total mortgage-backed securities	5,989	(607)		(146)	(589)	4,647	(633)
Obligations of U.S. states and municipalities	2,641	21		(180)	—	2,482	(5)
Non-U.S. government debt securities	707	4		(8)	34	737	(1)
Corporate debt securities	5,280	(143)		(2,350)	3,357	6,144	(125)
Loans	17,091	(1,550)		(88)	593	16,046	(1,602)
Asset-backed securities	7,106	(218)		(362)	(38)	6,488	(188)

Total debt instruments	38,814	(2,493)		(3,134)	3,357	36,544	(2,554)
Equity securities	1,380	(276)		(261)	120	963	(205)
Other	1,226	(87)		47	14	1,200	100

Total debt and equity instruments	41,420	(2,856	)(b)	(3,348)	3,491	38,707	(2,659	)(b)
Derivative receivables, net of derivative liabilities	9,507	769	(b)	(2,992)	11,864	19,148	54	(b)
Available-for-sale securities:
Asset-backed securities	11,447	(905)		361	175	11,078	(1,097)
Other	944	—		(99)	540	1,385	—

Total available-for-sale securities	12,391	(905	)(c)	262	715	12,463	(1,097	)(c)

Loans	2,667	(405	)(b)	(197)	922	2,987	(358	)(b)
Mortgage servicing rights	9,403	1,310	(d)	(79)	—	10,634	1,310	(d)
Other assets:
Private equity investments	6,369	(338	)(b)	143	71	6,245	(314	)(b)
All other(h)	8,114	(347	)(e)	(23)	(40)	7,704	(347	)(e)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		(gains)/losses related
Three months ended	Fair value,	realized/		issuances	into and/or	Fair value,	to financial
March 31, 2009	January 1,	unrealized		settlements,	out of	March 31,	instruments held
(in millions)	2009	(gains)/losses		net	level 3(f)	2009	at March 31, 2009

Liabilities(g):
Deposits	$1,235	$14	(b)	$(383)	$62	$928	$(9	)(b)
Other borrowed funds	101	(95	)(b)	36	5	47	3	(b)
Trading liabilities:
Debt and equity instruments	288	62	(b)	(90)	(3)	257	(100	)(b)
Accounts payable and other liabilities	—	(2	)(b)	8	—	6	(2	)(b)
Beneficial interests issued by consolidated VIEs	—	—		502	—	502	—
Long-term debt	16,548	(842	)(b)	(1,318)	2,269	16,657	(485	)(b)

(a)	For further discussion of residential and commercial MBS, see the “Mortgage-related exposures carried at fair value” section of Note 3 on pages 161-162 of JPMorgan Chase’s 2009 Annual Report.

(b)	Reported in principal transactions revenue, except for changes in fair value for Retail Financial Services (“RFS”) mortgage loans originated with the intent to sell, which are reported in mortgage fees and related income.

(c)	Realized gains and losses on available-for-sale securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains and losses are reported in other comprehensive income.

(d)	Changes in fair value for RFS mortgage servicing rights are reported in mortgage fees and related income.

(e)	Predominantly reported in other income.

(f)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.

(g)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 26% and 29% at March 31, 2010, and December 31, 2009, respectively.

(h)	Includes assets within accrued interest receivable and other assets at March 31, 2009.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the Consolidated Balance Sheets by caption and level within the valuation hierarchy as of March 31, 2010, and December 31, 2009, for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value hierarchy
March 31, 2010 (in millions)	Level 1(d)	Level 2(d)	Level 3	Total fair value

Loans retained(a)	$—	$3,113	$684	$3,797
Loans held-for-sale(b)	—	899	410	1,309

Total loans	—	4,012	1,094	5,106
Other real estate owned	—	53	369	422
Other assets	—	—	1	1

Total other assets	—	53	370	423

Total assets at fair value on a nonrecurring basis	$—	$4,065	$1,464	$5,529

Accounts payable and other liabilities(c)	$—	$109	$18	$127

Total liabilities at fair value on a nonrecurring basis	$—	$109	$18	$127

	Fair value hierarchy
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans retained(a)	$—	$4,544	$1,137	$5,681
Loans held-for-sale(b)	—	601	1,029	1,630

Total loans	—	5,145	2,166	7,311
Other real estate owned	—	307	387	694
Other assets	—	—	184	184

Total other assets	—	307	571	878

Total assets at fair value on a nonrecurring basis	$—	$5,452	$2,737	$8,189

Accounts payable and other liabilities(c)	$—	$87	$39	$126

Total liabilities at fair value on a nonrecurring basis	$—	$87	$39	$126

(a)	Reflects delinquent mortgage and home equity loans where the carrying value is based on the fair value of the underlying collateral.

(b)	Predominantly includes leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(c)	Represents, at March 31, 2010, and December 31, 2009, fair value adjustments associated with $523 million and $648 million, respectively, of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio.

(d)	In the first quarter of 2010, the transfers between level 1 and level 2 were not significant.
The method used to estimate the fair value of impaired collateral-dependent loans depends on the type of collateral (e.g., securities, real estate, and nonfinancial assets). Fair value of the collateral is estimated based on quoted market prices, broker-quotes, independent appraisals or using a DCF model. For further information, see Note 14, on pages 130-131 of this Form 10-Q.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, related to financial instruments held at those dates.

	Three months ended March 31,
(in millions)	2010	2009

Loans retained	$(1,338)	$(795)
Loans held-for-sale	44	(456)

Total loans	(1,294)	(1,251)

Other assets	4	(290)
Accounts payable and other liabilities	7	35

Total nonrecurring fair value gains/(losses)	$(1,283)	$(1,506)

Level 3 analysis
Level 3 assets at March 31, 2010, principally include derivative receivables, mortgage servicing rights (“MSRs”), trading loans, and collateralized loan obligations held within the available-for-sale (“AFS”) securities portfolio. For further discussion of JPMorgan Chase’s valuation methodologies for assets and liabilities measured at fair value, see Note 3 on pages 148-165 of JPMorgan Chase’s 2009 Annual Report.
•	Derivative receivables included $43.7 billion of interest rate, credit, foreign exchange, equity and commodity contracts classified within level 3 at March 31, 2010. Included within this balance were $19.4 billion of structured credit derivatives with corporate debt underlying. In assessing the Firm’s risk exposure to structured credit derivatives, the Firm believes consideration should also be given to derivative liabilities with similar and therefore offsetting risk profiles. At March 31, 2010, there were $11.0 billion of level 3 derivative liabilities with risk characteristics similar to those of the derivative receivable assets that were classified in level 3. Both the derivative receivables and payables are modeled and valued the same way with the same parameters and inputs. In addition, the counterparty credit risk and market risk exposure of all level 3 derivatives is partially hedged with instruments, for which the inputs are largely observable, that are largely liquid, and that are classified within level 2 of the valuation hierarchy.

•	Mortgage servicing rights represent the fair value of future cash flows for performing specified mortgage servicing activities for others (predominantly with respect to residential mortgage loans). For a further description of the mortgage servicing rights (“MSRs”) asset, interest rate risk management, and the valuation methodology used for MSRs, including valuation assumptions and sensitivities, see Note 17 on pages 214-217 of JPMorgan Chase’s 2009 Annual Report and Note 16 on pages 144-145 of this Form 10-Q.

•	Trading loans principally include $7.1 billion of commercial mortgage loans and nonagency residential whole loans in IB for which there is limited price transparency; and $4.1 billion of reverse mortgages for which the principal risk sensitivities are mortality risk and home prices. The fair value of the commercial and residential mortgage loans is estimated by projecting expected cash flows, considering relevant borrower-specific and market factors, and discounting those cash flows at a rate reflecting current market liquidity. Loans are partially hedged by level 2 instruments, including credit default swaps and interest rate derivatives, which are observable and liquid.

•	Collateralized loan obligations (“CLOs”) of $12.0 billion are securities backed by corporate loans, and they are held in the Firm’s AFS securities portfolio. For these securities, external pricing information is not available. They are therefore valued using market-standard models to model the specific collateral composition and cash flow structure of each deal; key inputs to the model are market spread data for each credit rating, collateral type and other relevant contractual features. Substantially all of these securities are rated “AAA”, “AA” and “A” and have an average credit enhancement of 29%. Credit enhancement in CLOs is primarily in the form of overcollateralization, which is the excess of the par amount of collateral over the par amount of the securities. For further discussion, see Note 11 on pages 120-124 of this Form 10-Q.
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 6% of total Firm assets at March 31, 2010. Level 3 assets were $121.9 billion at March 31, 2010, reflecting a decrease of $8.5 billion, due to the following significant changes during the quarter:
•	A net decrease of $3.5 billion due to the adoption of new consolidation guidance related to VIEs. As a result of the adoption of the new guidance, there was a decrease of $5.0 billion in accrued interest and accounts receivable related to retained securitization interests in Firm-sponsored credit card securitization trusts that were eliminated upon consolidation, partially offset by an increase of $1.5 billion in trading debt and equity instruments.

•	A net decrease of $2.9 billion in derivative receivables, predominantly due to the tightening of credit spreads.

•	$1.1 billion decrease in nonrecurring loans largely due to a decrease in the loans for which there was an adjustment in the current period.
Gains and Losses
Included in the tables for the three months ended March 31, 2010
•	$1.4 billion of net losses and $493 million of net gains on assets and liabilities, respectively, measured at fair value on a recurring basis, none of which were individually significant.
Included in the tables for the three months ended March 31, 2009
•	$2.9 billion of losses on trading-debt and equity instruments, principally from mortgage-related transactions.

•	$567 million of losses on leveraged loans. Leveraged loans are typically classified as held-for-sale and measured at the lower of cost or fair value and therefore included in nonrecurring fair value assets.

•	$1.3 billion of gains on MSRs.

•	Net gains of approximately $769 million, principally related to equity derivatives transactions.

•	$842 million of gains related to structured notes, principally due to significant volatility in the fixed income, commodities and equity markets.
Credit adjustments
When determining the fair value of an instrument, it may be necessary to record a valuation adjustment to arrive at an exit price under U.S. GAAP. Valuation adjustments include, but are not limited to, amounts to reflect counterparty credit quality and the Firm’s own creditworthiness. The market’s view of the Firm’s credit quality is reflected in credit spreads observed in the credit default swap market. For a detailed discussion of the valuation adjustments the Firm considers, see Note 3 on pages 148-165 of JPMorgan Chase’s 2009 Annual Report.
The following table provides the credit adjustments, excluding the effect of any hedging activity, as reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	March 31, 2010	December 31, 2009

Derivative receivables balance	$79,416	$80,210
Derivatives CVA(a)	(3,541)	(3,697)
Derivative payables balance	62,741	60,125
Derivatives DVA	(735)	(841	)(d)
Structured notes balance(b)(c)	57,747	59,064
Structured notes DVA	(793)	(685	)(d)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by credit portfolio and other lines of business within IB.

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, based on the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 108-109 of this Form 10-Q.

(d)	The prior period has been revised.
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended March 31,
(in millions)	2010	2009

Credit adjustments:
Derivatives CVA(a)	$156	$877
Derivatives DVA	(106)	414
Structured notes DVA(b)	108	638

(a)	Derivatives CVA, gross of hedges, includes results managed by credit portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 108-109 of this Form 10-Q.
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
Financial instruments for which carrying value approximates fair value
Certain financial instruments that are not carried at fair value on the Consolidated Balance Sheets are carried at amounts that approximate fair value, due to their short-term nature and generally negligible credit risk. These instruments include cash and due from banks; deposits with banks, federal funds sold; securities purchased under resale agreements and securities borrowed with short-dated maturities; short-term receivables and accrued interest receivable; commercial paper; federal funds purchased; securities loaned and sold under repurchase agreements with short-dated maturities; other borrowed funds (excluding advances from Federal Home Loan Banks); accounts payable; and accrued liabilities. In addition, U.S. GAAP requires that the fair value for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value; recognition of the inherent funding value of these instruments is not permitted.

The following table presents the carrying value and estimated fair value of financial assets and liabilities.

	March 31, 2010			December 31, 2009
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
(in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$90.4	$90.4	$—	$89.4	$89.4	$—
Accrued interest and accounts receivable (included zero and $5.0 at fair value at March 31, 2010, and December 31, 2009, respectively)	54.0	54.0	—	67.4	67.4	—
Federal funds sold and securities purchased under resale agreements (included $18.8 and $20.5 at fair value at March 31, 2010, and December 31, 2009, respectively)	230.1	230.1	—	195.4	195.4	—
Securities borrowed (included $8.7 and $7.0 at fair value at March 31, 2010, and December 31, 2009, respectively)	126.7	126.7	—	119.6	119.6	—
Trading assets	426.1	426.1	—	411.1	411.1	—
Securities (included $344.4 and $360.4 at fair value at March 31, 2010, and December 31, 2009, respectively)	344.4	344.4	—	360.4	360.4	—
Loans (included $2.0 and $1.4 at fair value at March 31, 2010, and December 31, 2009, respectively)	675.6	674.7	(0.9)	601.9	598.3	(3.6)
Mortgage servicing rights at fair value	15.5	15.5	—	15.5	15.5	—
Other (included $18.4 and $19.2 at fair value at March 31, 2010, and December 31, 2009, respectively)	72.1	71.9	(0.2)	73.4	73.2	(0.2)

Total financial assets	$2,034.9	$2,033.8	$(1.1)	$1,934.1	$1,930.3	$(3.8)

Financial liabilities
Deposits (included $4.8 and $4.5 at fair value at March 31, 2010, and December 31, 2009, respectively)	$925.3	$926.4	$(1.1)	$$938.4	$$939.5	$(1.1)
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3.8 and $3.4 at fair value at March 31, 2010, and December 31, 2009, respectively)	295.2	295.2	—	261.4	261.4	—
Commercial paper	50.6	50.6	—	41.8	41.8	—
Other borrowed funds (included $6.2 and $5.6 at fair value at March 31, 2010, and December 31, 2009, respectively)	49.0	49.1	(0.1)	55.7	55.9	(0.2)
Trading liabilities	141.0	141.0	—	125.1	125.1	—
Accounts payable and other liabilities (included $0.3 and $0.4 at fair value at March 31, 2010, and December 31, 2009, respectively)	130.3	130.3	—	136.8	136.8	—
Beneficial interests issued by consolidated VIEs (included $2.6 and $1.4 at fair value at March 31, 2010, and December 31, 2009, respectively)	93.1	93.1	—	15.2	15.2	—
Long-term debt and junior subordinated deferrable interest debentures (included $46.8 and $49.0 at fair value at March 31, 2010, and December 31, 2009, respectively)	262.9	260.8	2.1	266.3	268.4	(2.1)

Total financial liabilities	$1,947.4	$1,946.5	$0.9	$1,840.7	$1,844.1	$(3.4)

Net (depreciation)/appreciation			$(0.2)			$(7.2)

The majority of the Firm’s unfunded lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in billions)	value(a)	fair value	value(a)	fair value

Wholesale lending-related commitments	$0.9	$1.1	$0.9	$1.3

(a)	Represents the allowance for wholesale unfunded lending-related commitments.
The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower prior notice or, in some cases, without notice as permitted by law. For a further discussion of the valuation of lending-related commitments, see Note 3 on pages 149—150 of JPMorgan Chase’s 2009 Annual Report.
Trading assets and liabilities average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended March 31,
(in millions)	2010	2009

Trading assets — debt and equity instruments(a)	$331,763	$314,846
Trading assets — derivative receivables	78,683	142,243
Trading liabilities — debt and equity instruments(a)(b)	$70,882	$54,868
Trading liabilities — derivative payables	59,053	94,944

(a)	Balances reflect the reduction of securities owned (long positions) by the amount of securities sold, but not yet purchased (short positions) when the long and short positions have identical CUSIPs.

(b)	Primarily represent securities sold, not yet purchased.

NOTE 4 — FAIR VALUE OPTION
For a discussion of the primary financial instruments for which fair value elections have been made, including the determination of instrument-specific credit risk for these items and the basis for those elections, see Note 4 on pages 165-167 of JPMorgan Chase’s 2009 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2010				2009
				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value
(in millions)	transactions	income		recorded	transactions	income		recorded

Federal funds sold and securities purchased under resale agreements	$19	$—		$19	$(226)	$—		$(226)
Securities borrowed	12	—		12	(7)	—		(7)
Trading assets:
Debt and equity instruments, excluding loans	156	1	(c)	157	60	(3	)(c)	57
Loans reported as trading assets:
Changes in instrument-specific credit risk	409	(6)	(c)	403	(480)	(50	)(c)	(530)
Other changes in fair value	(384)	755	(c)	371	(265)	937	(c)	672
Loans:
Changes in instrument-specific credit risk	47	—		47	(453)	—		(453)
Other changes in fair value	(27)	—		(27)	(107)	—		(107)
Other assets	—	(53)	(d)	(53)	—	(401	)(d)	(401)
Deposits(a)	(189)	—		(189)	(165)	—		(165)
Federal funds purchased and securities loaned or sold under repurchase agreements	(9)	—		(9)	33	—		33
Other borrowed funds(a)	74	—		74	34	—		34
Trading liabilities	(3)	—		(3)	(2)	—		(2)
Beneficial interests issued by consolidated VIEs	46	—		46	15	—		15
Other liabilities	23	—		23	(1)	—		(1)
Long-term debt:
Changes in instrument-specific credit risk(a)	51	—		51	644	—		644
Other changes in fair value(b)	226	—		226	1,207	—		1,207

(a)	Total changes in instrument-specific credit risk related to structured notes were $108 million and $638 million for the three months ended March 31, 2010 and 2009, respectively. Those totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)	Structured notes are debt instruments with embedded derivatives that are tailored to meet a client’s need for derivative risk in funded form. The embedded derivative is the primary driver of risk. Although the risk associated with the structured notes is actively managed, the gains reported in this table do not include the income statement impact of such risk management instruments.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2010, and December 31, 2009, for loans and long-term debt for which the fair value option has been elected.

	March 31, 2010				December 31, 2009
				Fair value			Fair value
				over/(under)			over/(under)
	Contractual			contractual	Contractual		contractual
	principal			principal	principal		principal
(in millions)	outstanding	Fair value		outstanding	outstanding	Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—	$—		$—	$—	$—	$—
Loans	—	—		—	—	—	—
Nonaccrual loans
Loans reported as trading assets	6,717	2,077		(4,640)	7,264	2,207	(5,057)
Loans	997	119		(878)	1,126	151	(975)

Subtotal	7,714	2,196		(5,518)	8,390	2,358	(6,032)
All other performing loans
Loans reported as trading assets	32,757	27,107	(c)	(5,650)	35,095	29,341	(5,754)
Loans	2,834	1,695		(1,139)	2,147	1,000	(1,147)

Total loans	$43,305	$30,998		$(12,307)	$45,632	$32,699	$(12,933)

Long-term debt
Principal—protected debt	$25,491 (b)	$25,260		$(231)	$26,765 (b)	$26,378	$(387)
Nonprincipal—protected debt(a)	NA	21,521		NA	NA	22,594	NA

Total long-term debt	NA	$46,781		NA	NA	48,972	NA

Long-term beneficial interests
Principal—protected debt	$74	$74		$—	$90	$90	$—
Nonprincipal—protected debt(a)	NA	2,517	(c)	NA	NA	1,320	NA

Total long-term beneficial interests	NA	$2,591		NA	NA	$1,410	NA

(a)	Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note.

(b)	Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.

(c)	Includes $1.8 billion of trading loan balances and $1.6 billion of long-term beneficial interests balances for which the fair value option was elected in the first quarter of 2010, related to the consolidation of securitization trusts within IB.

NOTE 5 — DERIVATIVE INSTRUMENTS
For a further discussion of the Firm’s use and accounting policies regarding derivative instruments, see Note 5 on pages 167-175 of JPMorgan Chase’s 2009 Annual Report.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of March 31, 2010, and December 31, 2009.

	Notional amounts(b)
(in billions)	March 31, 2010	December 31, 2009

Interest rate contracts
Swaps	$43,902	$47,663
Futures and forwards	9,394	6,986
Written options	4,523	4,553
Purchased options	4,442	4,584

Total interest rate contracts	62,261	63,786

Credit derivatives(a)	5,637	5,994

Foreign exchange contracts
Cross-currency swaps	2,220	2,217
Spot, futures and forwards	4,204	3,578
Written options	648	685
Purchased options	649	699

Total foreign exchange contracts	7,721	7,179

Equity contracts
Swaps	85	81
Futures and forwards	42	45
Written options	509	502
Purchased options	474	449

Total equity contracts	1,110	1,077

Commodity contracts
Swaps	182	178
Spot, futures and forwards	112	113
Written options	192	201
Purchased options	190	205

Total commodity contracts	676	697

Total derivative notional amounts	$77,405	$78,733

(a)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 115-116 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivative activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative fair values that are reflected on the Firm’s Consolidated Balance Sheets as of March 31, 2010, and December 31, 2009, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.
Free-standing derivatives(a)

	Derivative receivables			Derivative payables
			Total	Not		Total
March 31, 2010	Not designated	Designated	derivative	designated	Designated	derivative
(in millions)	as hedges	as hedges	receivables	as hedges	as hedges	payables

Trading assets and liabilities
Interest rate	$1,130,188	$7,243	$1,137,431	$1,102,519	$359	$1,102,878
Credit	147,923	—	147,923	142,683	—	142,683
Foreign exchange(b)	127,237	2,110	129,347	131,040	543	131,583
Equity	51,540	—	51,540	53,158	—	53,158
Commodity	36,453	35	36,488	34,280	990 (d)	35,270

Gross fair value of trading assets and liabilities	$1,493,341	$9,388	$1,502,729	$1,463,680	$1,892	$1,465,572
Netting adjustment(c)			(1,423,313)			(1,402,831)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$79,416			$62,741

	Derivative receivables			Derivative payables
			Total	Not		Total
December 31, 2009	Not designated	Designated	derivative	designated	Designated	derivative
(in millions)	as hedges	as hedges	receivables	as hedges	as hedges	payables

Trading assets and liabilities
Interest rate	$1,148,901	$6,568	$1,155,469	$1,121,978	$427	$1,122,405
Credit	170,864	—	170,864	164,790	—	164,790
Foreign exchange(b)	141,790	2,497	144,287	137,865	353	138,218
Equity	57,871	—	57,871	58,494	—	58,494
Commodity	36,988	39	37,027	35,082	194 (d)	35,276

Gross fair value of trading assets and liabilities	$1,556,414	$9,104	$1,565,518	$1,518,209	$974	$1,519,183
Netting adjustment(c)			(1,485,308)			(1,459,058)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$80,210			$60,125

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 108-109 of this Form 10-Q and Note 4 on pages 165-167 of JPMorgan Chase’s 2009 Annual Report for further information.

(b)	Excludes $164 million of foreign currency-denominated debt designated as a net investment hedge for March 31, 2010. The Firm did not use foreign currency-denominated debt as a hedging instrument in 2009, and therefore there was no impact as of December, 31, 2009.

(c)	U.S. GAAP permits the netting of derivative receivables and payables, and the related cash collateral received and paid when a legally enforceable master netting agreement exists between the Firm and a derivative counterparty.

(d)	Excludes $1.3 billion related to separated commodity derivatives used as fair value hedging instruments that are recorded in the line item of the host contract (i.e., other borrowed funds) for both March 31, 2010, and December 31, 2009.
Derivative receivables and payables mark-to-market
The following table summarizes the fair values of derivative receivables and payables, including those designated as hedges by contract type after netting adjustments as of March 31, 2010, and December 31, 2009.

	Trading assets—Derivative receivables		Trading liabilities—Derivative payables
(in millions)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

Contract type:
Interest rate(a)	$38,744	$33,733	$23,594	$19,688
Credit(a)	10,088	11,859	6,508	6,036
Foreign exchange	18,537	21,984	19,688	19,818
Equity	5,538	6,635	10,236	11,554
Commodity	6,509	5,999	2,715	3,029
Total	$79,416	$80,210	$62,741	$60,125

(a)	In 2010, cash collateral netting reporting was enhanced. Prior periods have been revised to conform to the current presentation. The effect resulted in an increase to interest rate derivative receivables and a corresponding decrease to credit derivative receivables of $7.0 billion, and an increase to interest rate payables and a corresponding decrease to credit derivative payables of $4.5 billion as of December 31, 2009.

Impact of derivatives and hedged items on the income statement and on other comprehensive income
The following table summarizes the total pretax impact of JPMorgan Chase’s derivative-related activities on the Firm’s Consolidated Statements of Income and Other Comprehensive Income for the three months ended March 31, 2010 and 2009, respectively, by accounting designation.

Consolidated Statements
of Income	Derivative-related gains/(losses)
(in millions)
			Net	Risk
	Fair value	Cash flow	investment	management	Trading
Three months ended March 31,	hedges(a)	hedges	hedges(b)	activities	activities(a)	Total

2010	$65	$—	$(41)	$(23)	$2,223	$2,224
2009	$107	$87	$(9)	$(769)	$4,077	$3,493

Other
Comprehensive
Income/(loss)	Derivative-related net changes in other comprehensive income
(in millions)
			Net	Risk
	Fair value	Cash flow	investment	management	Trading
Three months ended March 31,	hedges	hedges	hedges(b)	activities	activities	Total

2010	NA	$142	$326	NA	NA	$468
2009	NA	$250	$181	NA	NA	$431

(a)	Includes the hedge accounting impact of the hedged item for fair value hedges and includes cash instruments within trading activities.

(b)	Includes $41 million of foreign currency transaction gain or loss related to foreign currency-denominated debt designated as a net investment hedge for March 31, 2010. The Firm did not use foreign currency-denominated debt as a hedging instrument in 2009 and therefore there was no impact as of March 31, 2009.
The tables that follow reflect more detailed information regarding the derivative-related income statement impact by accounting designation for the three months ended March 31, 2010, and 2009, respectively.
Fair value hedge gains and losses
The following table presents derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2010, and 2009, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended			Total income
March 31, 2010			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$632	$(498)	$134	$28	$106
Foreign exchange(b)	1,647	(1,657)	(10)	—	(10)
Commodity(c)	(455)	396	(59)	—	(59)

Total	$1,824	$(1,759)	$65	$28	$37

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended			Total income
March 31, 2009			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$(501)	$770	$269	$(294)	$563
Foreign exchange(b)	(701)	537	(164)	—	(164)
Commodity(c)	(156)	158	2	—	2

Total	$(1,358)	$1,465	$107	$(294)	$401

(a)	Primarily consists of hedges of the benchmark (e.g., LIBOR) interest rate risk of fixed-rate long-term debt. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items, due to changes in spot foreign currency rates, were recorded in principal transactions revenue.

(c)	Consists of overall fair value hedges of physical gold and base metal inventory. Gains and losses were recorded in principal transactions revenue.

(d)	Total income statement impact for fair value hedges consists of hedge ineffectiveness and any components excluded from the assessment of hedge effectiveness.

(e)	Hedge ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

(f)	Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income.
Cash flow hedge gains and losses
The following table presents derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2010, and 2009, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
		Hedge
	Derivatives —	ineffectiveness
	effective portion	recorded directly		Derivatives	Total change
Three months ended	reclassified from	in	Total income	effective portion	in OCI
March 31, 2010 (in millions)	AOCI to income	income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$49	$3	$52	$251	$202
Foreign exchange(b)	(52)	—	(52)	(112)	(60)

Total	$(3)	$3	$—	$139	$142

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
		Hedge
	Derivatives —	ineffectiveness
	effective portion	recorded directly		Derivatives
Three months ended	reclassified from	in	Total income	effective portion	Total change in OCI
March 31, 2009 (in millions)	AOCI into income	income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(43)	$1	$(42)	$44	$87
Foreign exchange(b)	129	—	129	292	163

Total	$86	$1	$87	$336	$250

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item — primarily net interest income, compensation expense and other expense.

(c)	The Firm did not experience forecasted transactions that failed to occur for the first quarter 2010, and 2009, respectively.

(d)	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
Over the next 12 months, the Firm expects that $245 million (after-tax) of net losses recorded in AOCI at March 31, 2010, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives for the three months ended March 31, 2010 and 2009, respectively.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2010		2009
	Excluded components		Excluded components
Three months ended March 31,	recorded directly	Effective portion	recorded directly	Effective portion
(in millions)	in income(a)	recorded in OCI	in income(a)	recorded in OCI

Contract type
Foreign exchange derivatives	$(41)	$285	$(9)	$181
Foreign currency denominated debt	—	41	NA	NA

Total	$(41)	$326	$(9)	$181

(a)	Certain components of derivatives used as hedging instruments are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income. There was no ineffectiveness for net investment hedge accounting relationships during the three months ended March 31, 2010.
Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge relationships, and the pretax gains/(losses) recorded on such derivatives for the three months ended March 31, 2010, and 2009, respectively. These derivatives are risk management instruments used to mitigate or transform the risk of market exposures arising from banking activities other than trading activities, which are discussed separately below.

	Derivatives gains/(losses) recorded in income
Three months ended March 31, (in millions)	2010	2009

Contract type
Interest rate(a)	$140	$(151)
Credit(b)	(119)	(516)
Foreign exchange(c)	(21)	(69)
Equity(b)	—	(6)
Commodity(b)	(23)	(27)

Total	$(23)	$(769)

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.
Trading derivative gains and losses
The Firm has elected to present derivative gains and losses related to its trading activities together with the cash instruments with which they are risk managed. All amounts are recorded in principal transactions revenue in the Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, respectively.

	Gains/(losses) recorded in principal transactions revenue
Three months ended March 31, (in millions)	2010	2009

Type of instrument
Interest rate	$107	$2,385
Credit	2,125	(649)
Foreign exchange	(1,244)	1,074
Equity	822	866
Commodity	413	401

Total	$2,223	$4,077

Credit risk, liquidity risk and credit-related contingent features
Derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the mark-to-market moves in the counterparties’ favor, or upon specified downgrades in the Firm’s or its subsidiaries’ respective credit ratings. At March 31, 2010, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.4 billion and $4.0 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. At March 31, 2010, the impact of single-notch and six-notch ratings downgrades to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., related to contracts with termination triggers would have required the Firm to settle trades with a fair value of $285 million and

$5.9 billion, respectively. The aggregate fair value of net derivative payables that contain contingent collateral or termination features triggered upon a downgrade was $28.1 billion at March 31, 2010, for which the Firm has posted collateral of $25.1 billion in the normal course of business.
The following table shows the current credit risk of derivative receivables after netting adjustments and collateral received, and the current liquidity risk of derivative payables after netting adjustments and collateral posted, as of March 31, 2010, and December 31, 2009, respectively.

March 31, 2010 (in millions)	Derivative receivables	Derivative payables

Gross derivative fair value	$1,502,729	$1,465,572
Netting adjustment — offsetting receivables/payables	(1,364,469)	(1,364,469)
Netting adjustment — cash collateral received/paid	(58,844)	(38,362)

Carrying value on Consolidated Balance Sheets	$79,416	$62,741

December 31, 2009 (in millions)	Derivative receivables	Derivative payables

Gross derivative fair value	$1,565,518	$1,519,183
Netting adjustment — offsetting receivables/payables	(1,419,840)	(1,419,840)
Netting adjustment — cash collateral received/paid	(65,468)	(39,218)

Carrying value on Consolidated Balance Sheets	$80,210	$60,125

In addition to the collateral amounts reflected in the table above, at March 31, 2010, and December 31, 2009, the Firm had received liquid securities collateral in the amount of $14.4 billion and $15.5 billion, respectively, and posted $13.5 billion and $11.7 billion, respectively. The Firm also receives and delivers collateral at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move in the Firm’s or client’s favor, respectively. Furthermore, the Firm and its counterparties hold collateral related to contracts that have a non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. At March 31, 2010, and December 31, 2009, the Firm had received $21.1 billion and $16.9 billion, respectively, and delivered $6.6 billion and $5.8 billion, respectively, of such additional collateral. These amounts were not netted against the derivative receivables and payables in the table above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both March 31, 2010, and December 31, 2009.
Credit derivatives
For a more detailed discussion of credit derivatives, including a description of the different types used by the Firm, see Note 5 on pages 167-175, of JPMorgan Chase’s 2009 Annual Report.
The following table presents a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of March 31, 2010, and December 31, 2009. Upon a credit event, the Firm as seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. As such, other purchased protection referenced in the following table includes credit derivatives bought on related, but not identical, reference positions; these include indices, portfolio coverage and other reference points. The Firm does not use notional amounts as the primary measure of risk management for credit derivatives, because notional does not take into account the probability of occurrence of a credit event, recovery value of the reference obligation, or related cash instruments and economic hedges.

Total credit derivatives and credit-related notes

	Maximum payout/Notional amount

March 31, 2010		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(b)	(sold)/purchased(c)	purchased(d)

Credit derivatives
Credit default swaps	$(2,759,027)	$2,762,203	$3,176	$34,486
Other credit derivatives(a)	(24,580)	25,934	1,354	30,746

Total credit derivatives	(2,783,607)	2,788,137	4,530	65,232
Credit-related notes	(4,218)	—	(4,218)	1,972

Total	$(2,787,825)	$2,788,137	$312	$67,204

	Maximum payout/Notional amount

December 31, 2009		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(b)	(sold)/purchased(c)	purchased(d)

Credit derivatives
Credit default swaps	$(2,937,442)	$2,978,044	$40,602	$28,064
Other credit derivatives(a)	(10,575)	9,290	(1,285)	30,473

Total credit derivatives	(2,948,017)	2,987,334	39,317	58,537
Credit-related notes	(4,031)	—	(4,031)	1,728

Total	$(2,952,048)	$2,987,334	$35,286	$60,265

(a)	Primarily consists of total return swaps and credit default swap options.

(b)	Represents the total notional amount of protection purchased where the underlying reference instrument is identical to the reference instrument on protection sold; the notional amount of protection purchased for each individual identical underlying reference instrument may be greater or lower than the notional amount of protection sold.

(c)	Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.

(d)	Represents single-name and index credit default swap protection the Firm purchased.
The following table summarizes the notional and fair value amounts of credit derivatives and credit-related notes as of March 31, 2010, and December 31, 2009, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of protection purchased are comparable to the profile reflected below.
Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile

				Total
March 31, 2010 (in millions)	<1 year	1-5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade (AAA to BBB-)	$(190,584)	$(1,086,509)	$(362,989)	$(1,640,082)	$(18,066)
Noninvestment-grade (BB+ and below)	(127,152)	(755,223)	(265,368)	(1,147,743)	(72,283)

Total	$(317,736)	$(1,841,732)	$(628,357)	$(2,787,825)	$(90,349)

				Total
December 31, 2009 (in millions)	<1 year	1-5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade (AAA to BBB-)	$(215,580)	$(1,140,133)	$(367,015)	$(1,722,728)	$(16,607)
Noninvestment-grade (BB+ and below)	(150,122)	(806,139)	(273,059)	(1,229,320)	(90,410)

Total	$(365,702)	$(1,946,272)	$(640,074)	$(2,952,048)	$(107,017)

(a)	Ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral held by the Firm.

NOTE 6 — OTHER NONINTEREST REVENUE
For a discussion of the components of and accounting policies for the Firm’s other noninterest revenue, see Note 6 on pages 175-176 of JPMorgan Chase’s 2009 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2010	2009

Underwriting:
Equity	$413	$308
Debt	751	603

Total underwriting	1,164	911
Advisory(a)	297	475

Total investment banking fees	$1,461	$1,386

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the guidance, the Firm consolidated its Firm-administered multi-seller conduits. The consolidation of the conduits did not significantly change the Firm’s net income as a whole; however, it did affect the classification of items on the Firm’s Consolidated Statements of Income; as a result, certain advisory fees were eliminated, which were offset by an increase in lending- and deposit-related fees.
The following table presents principal transactions revenue.

	Three months ended March 31,
(in millions)	2010	2009

Trading revenue	$4,386	$2,489
Private equity gains/(losses)(a)	162	(488)

Principal transactions	$4,548	$2,001

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, and those held in other business segments.
The following table presents components of asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2010	2009

Asset management:
Investment management fees	$1,327	$1,083
All other asset management fees	109	81

Total asset management fees	1,436	1,164
Total administration fees(a)	491	455
Commission and other fees:
Brokerage commissions	703	687
All other commissions and fees	635	591

Total commissions and fees	1,338	1,278

Total asset management, administration and commissions	$3,265	$2,897

(a)	Includes fees for custody, securities lending, funds services and securities clearance.

NOTE 7 — INTEREST INCOME AND INTEREST EXPENSE
Details of interest income and interest expense were as follows.

	Three months ended March 31,
(in millions)	2010		2009

Interest income(a)
Loans	$10,557		$10,508
Securities	2,904		2,860
Trading assets	2,760		3,214
Federal funds sold, securities purchased under resale agreements	407		650
Securities borrowed	29		86
Deposits with banks	95		443
Other assets(b)	93		165

Total interest income	16,845	(d)	17,926

Interest expense(a)
Interest-bearing deposits	844		1,686
Short-term and other liabilities(c)	701		1,091
Long-term debt	1,260		1,744
Beneficial interests issued by consolidated VIEs	330		38

Total interest expense	3,135	(d)	4,559

Net interest income	$13,710		$13,367
Provision for credit losses	7,010		8,596

Net interest income after provision for credit losses	$6,700		$4,771

(a)	Interest income and expense include the current-period interest accruals for financial instruments measured at fair value, except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with U.S. GAAP absent the fair value option election; for those instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.

(b)	Predominantly margin loans.

(c)	Includes brokerage customer payables.

(d)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. The consolidation of these VIEs did not significantly change the Firm’s net income as a whole; however, it does affect the classification of items on the Firm’s Consolidated Statements of Income; as a result of the adoption of the new guidance, certain noninterest revenue was eliminated, offset by the recognition of interest income, interest expense, and provision for credit losses.
NOTE 8 — PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 8 on pages 176-183 of JPMorgan Chase’s 2009 Annual Report.
The following table presents the components of net periodic benefit cost reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended March 31, (in millions)	2010	2009	2010	2009	2010	2009

Components of net periodic benefit cost
Benefits earned during the period	$58	$77	$7	$7	$—	$1
Interest cost on benefit obligations	117	128	(14)	26	15	18
Expected return on plan assets	(186)	(146)	13	(24)	(24)	(24)
Amortization:
Net loss	56	76	14	10	—	—
Prior service cost (credit)	(11)	1	—	—	(3)	(4)

Net periodic benefit cost	34	136	20	19	(12)	(9)
Other defined benefit pension plans(a)	4	3	4	4	NA	NA

Total defined benefit plans	38	139	24	23	(12)	(9)
Total defined contribution plans	63	78	65	59	NA	NA

Total pension and OPEB cost included in compensation expense	$101	$217	$89	$82	$(12)	$(9)

(a)	Includes various defined benefit pension plans, which are individually immaterial.

The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $11.6 billion and $2.4 billion, respectively, as of March 31, 2010, and $11.5 billion and $2.4 billion, respectively, as of December 31, 2009. See Note 20 on page 147 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three months ended March 31, 2010 and 2009.
The amount of 2010 potential contributions for the U.S. qualified defined benefit pension plans, if any, are not reasonably estimable at this time. The 2010 potential contributions for the Firm’s U.S. non-qualified defined benefit pension plans are estimated to be $42 million and for the non-U.S. defined benefit pension and OPEB plans are estimated to be $171 million and $2 million, respectively.
NOTE 9 — EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 9 on pages 184-186 of JPMorgan Chase’s 2009 Annual Report.
The Firm recognized noncash compensation expense related to its various employee stock-based incentive plans of $941 million and $788 million for the three months ended March 31, 2010 and 2009, respectively, in its Consolidated Statements of Income. These amounts included expense of $688 million and $648 million, respectively, related to the cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods, and expense of $253 million and $140 million, respectively, related to the accrual of estimated costs of RSUs and SARs to be granted in future periods to full-career eligible employees.
In the first quarter of 2010, the Firm granted 71 million RSUs, with a weighted average grant date fair value of $43.12 per RSU, in connection with its annual incentive grant.
NOTE 10 — NONINTEREST EXPENSE
The following table presents the components of noninterest expense.

	Three months ended March 31,
(in millions)	2010	2009

Compensation expense	$7,276	$7,588
Noncompensation expense:
Occupancy expense	869	885
Technology, communications and equipment expense	1,137	1,146
Professional and outside services	1,575	1,515
Marketing	583	384
Other expense(a)(b)	4,441	1,375
Amortization of intangibles	243	275

Total noncompensation expense	8,848	5,580
Merger costs	—	205	(c)

Total noninterest expense	$16,124	$13,373

(a)	The first quarter of 2010 includes $2.9 billion of litigation expense compared with a net benefit of $270 million in the first quarter of 2009.

(b)	Includes foreclosed property expense of $303 million and $325 million for the three months ended March 31, 2010 and 2009, respectively. For additional information regarding foreclosed property, see Note 13 on page 196 of JPMorgan Chase’s 2009 Annual Report.

(c)	Includes $142 million for compensation expense, $5 million for occupancy expense and $58 million for technology and communications and other expense. With the exception of occupancy- and technology-related write-offs, all of the costs required the expenditure of cash.

NOTE 11 — SECURITIES
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. For additional information regarding AFS and HTM securities, see Note 11 on pages 187-191 of JPMorgan Chase’s 2009 Annual Report. Trading securities are discussed in Note 3 on pages 96-107 of this
Form 10-Q.
Securities gains and losses
The following table presents realized gains and losses and credit losses that were recognized in income from AFS securities.

	Three months ended March 31,
(in millions)	2010	2009

Realized gains	$752	$410
Realized losses	(42)	(207)

Net realized gains(a)	710	203
Credit losses included in securities gains(b)	(100)	(5)

Net securities gains	$610	$198

(a)	Proceeds from securities sold were within approximately 3% of amortized cost.
(b)
Includes other-than-temporary impairment losses recognized in income on certain prime mortgage-backed securities and obligations of U.S. states and municipalities for the three months ended March 31, 2010, and on certain subprime mortgage-backed securities for the three months ended March 31, 2009, respectively.

The amortized costs and estimated fair values of AFS and HTM securities were as follows for the dates indicated.

	March 31, 2010					December 31, 2009
		Gross	Gross				Gross	Gross
	Amortized	unrealized	unrealized			Amortized	unrealized	unrealized		Fair
(in millions)	cost	gains	losses		Fair value	cost	gains	losses		value

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$157,761	$2,669	$300		$160,130	$166,094	$2,412	$608		$167,898
Residential:
Prime and Alt-A	4,406	100	665	(d)	3,841	5,234	96	807	(d)	4,523
Subprime	—	—	—		—	17	—	—		17
Non-U.S.	17,293	381	47		17,627	10,003	320	65		10,258
Commercial	4,989	355	6		5,338	4,521	132	63		4,590

Total mortgage-backed securities	$184,449	$3,505	$1,018		$186,936	$185,869	$2,960	$1,543		$187,286
U.S. Treasury and government agencies(a)	24,762	111	141		24,732	30,044	88	135		29,997
Obligations of U.S. states and municipalities	7,525	301	30		7,796	6,270	292	25		6,537
Certificates of deposit	4,202	5	—		4,207	2,649	1	—		2,650
Non-U.S. government debt securities	20,997	219	56		21,160	24,320	234	51		24,503
Corporate debt securities(b)	66,499	778	100		67,177	61,226	812	30		62,008
Asset-backed securities:
Credit card receivables	9,906	425	8		10,323	25,266	502	26		25,742
Collateralized loan obligations	12,088	440	353		12,175	12,172	413	436		12,149
Other	7,059	149	27		7,181	6,719	129	54		6,794

Total available-for-sale debt securities	$337,487	$5,933	$1,733	(d)	$341,687	$354,535	$5,431	$2,300	(d)	$357,666
Available-for-sale equity securities	2,461	209	4		2,666	2,518	185	4		2,699

Total available-for-sale securities	$339,948	$6,142	$1,737	(d)	$344,353	$357,053	$5,616	$2,304	(d)	$360,365

Total held-to-maturity securities(c)	$23	$2	$—		$25	$25	$2	$—		$27

(a)
Includes total U.S. government-sponsored enterprise obligations with fair values of $134.9 billion and $153.0 billion at March 31, 2010, and December 31, 2009, respectively, which were predominantly mortgage-related.

(b)	Consists primarily of bank debt including sovereign guaranteed bank debt.
(c)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.
(d)
Includes a total of $314 million and $368 million (before tax) of unrealized losses related to prime mortgage-backed securities reported in accumulated other comprehensive income not related to credit on debt securities for which credit losses have been recognized in income at March 31, 2010, and December 31, 2009, respectively.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at March 31, 2010, and December 31, 2009.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
March 31, 2010 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$27,253	$252	$2,652	$48	$29,905	$300
Residential:
Prime and Alt-A	219	21	2,318	644	2,537	665
Subprime	—	—	—	—	—	—
Non-U.S.	856	1	2,969	46	3,825	47
Commercial	238	3	94	3	332	6

Total mortgage-backed securities	28,566	277	8,033	741	36,599	1,018
U.S. Treasury and government agencies	9,298	50	2,909	91	12,207	141
Obligations of U.S. states and municipalities	1,519	19	137	11	1,656	30
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	2,691	50	765	6	3,456	56
Corporate debt securities	4,953	33	9,927	67	14,880	100
Asset-backed securities:
Credit card receivables	—	—	494	8	494	8
Collateralized loan obligations	—	—	7,850	353	7,850	353
Other	767	6	597	21	1,364	27

Total available-for-sale debt securities	47,794	435	30,712	1,298	78,506	1,733
Available-for-sale equity securities	1	1	2	3	3	4

Total securities with gross unrealized losses	$47,795	$436	$30,714	$1,301	$78,509	$1,737

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
December 31, 2009 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$43,235	$603	$644	$5	$43,879	$608
Residential:
Prime and Alt-A	183	27	3,032	780	3,215	807
Subprime	—	—	—	—	—	—
Non-U.S.	391	1	1,773	64	2,164	65
Commercial	679	34	229	29	908	63

Total mortgage-backed securities	44,488	665	5,678	878	50,166	1,543
U.S. Treasury and government agencies	8,433	135	—	—	8,433	135
Obligations of U.S. states and municipalities	472	11	389	14	861	25
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	2,471	46	835	5	3,306	51
Corporate debt securities	1,831	12	4,634	18	6,465	30
Asset-backed securities:
Credit card receivables	—	—	745	26	745	26
Collateralized loan obligations	42	1	7,883	435	7,925	436
Other	767	8	1,767	46	2,534	54

Total available-for-sale debt securities	58,504	878	21,931	1,422	80,435	2,300
Available-for-sale equity securities	1	1	3	3	4	4

Total securities with gross unrealized losses	$58,505	$879	$21,934	$1,425	$80,439	$2,304

Other-than-temporary impairment
The following table presents credit losses that are included in the securities gains and losses table above.

Three months ended March 31, (in millions)	2010	2009

Debt securities the Firm does not intend to sell that have credit losses

Total losses(a)	$(94)	$—
Losses recorded in/(reclassified from) other comprehensive income	(6)	—

Credit losses recognized in income(b)	(100)	—

Credit losses recognized in income on debt securities the Firm intends to sell	—	(5	)(c)

Total credit losses recognized in income	$(100)	$(5)

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

(c)	Includes other-than-temporary impairment losses recognized in income on certain subprime mortgage-backed securities.
Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three months ended March 31, 2010, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Firm does not intend to sell. There were no OTTI losses related to debt securities that the Firm did not intend to sell for the three months ended March 31, 2009.

Three months ended March 31, (in millions)	2010

Balance, beginning of period	$578
Additions:
Increase in losses on previously credit-impaired securities	94
Losses reclassified from other comprehensive income on previously credit-impaired securities	6
Reductions:
Sales of credit-impaired securities	(3)
Impact of new consolidation guidance related to VIEs	(15)

Balance, end of period	$660

Unrealized losses have decreased since December 31, 2009, due primarily to market spread improvement and increased liquidity, driving asset prices higher. As of March 31, 2010, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of March 31, 2010.
Following is a description of the Firm’s main security investments with the most significant unrealized losses as of March 31, 2010, and the key assumptions used in its estimate of the present value of the cash flows most likely to be collected from these investments.
Mortgage-backed securities — U.S. government agencies
As of March 31, 2010, gross unrealized losses on mortgage-backed securities related to U.S. agencies were $300 million, of which $48 million related to securities that have been in an unrealized loss position for longer than 12 months. These mortgage-backed securities do not have any credit losses, given the explicit and implicit guarantees provided by the U.S. federal government.
Mortgage-backed securities — Prime and Alt-A nonagency
As of March 31, 2010, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $665 million, of which $644 million related to securities that have been in an unrealized loss position for longer than 12 months. Overall losses have decreased since December 31, 2009, due to increased market stabilization, resulting from increased demand for higher-yielding asset classes and U.S. government programs. Approximately one-fifth of these positions (by amortized cost) are currently rated “AAA.” The remaining four-fifths have experienced downgrades since purchase, and approximately half of the positions are currently rated below investment-grade. In analyzing prime and Alt-A residential mortgage-backed securities for potential credit losses, the Firm utilizes a methodology that focuses on loan-level detail to estimate future cash flows, which are then applied to the various tranches of issued securities based on their respective contractual provisions of the securitization trust. The loan-level analysis considers prepayment, home price, default rate and loss severity assumptions. Given this level of granularity, the underlying assumptions vary significantly taking into consideration such factors as the financial condition of the borrower, loan to value ratio, loan type and geographical location of the underlying property. The weighted average underlying default rate on the positions was 20% and the related weighted average loss severity was 49%. Based on this analysis, the Firm has recognized $6 million of OTTI losses in earnings during the first quarter of 2010, related to securities that have experienced increased delinquency rates associated with specific collateral types and origination dates. The unrealized loss of $665 million on the remaining securities is considered temporary, based on management’s assessment that the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Asset-backed securities — Collateralized loan obligations
As of March 31, 2010, gross unrealized losses related to collateralized loan obligations were $353 million, all of which related to securities that were in an unrealized loss position for longer than 12 months. Overall losses have decreased since December 31, 2009, mainly as a result of lower default forecasts and spread tightening across various asset classes. Substantially all of these securities are rated “AAA”, “AA” and “A” and have an average credit enhancement of 29%. Credit enhancement in CLOs is primarily in the form of overcollateralization, which is the excess of the par amount of collateral over the par amount of securities. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends, the Firm assumed collateral default rates of 5% for the first quarter 2010 and thereafter. Further, loss severities were assumed to be 50% for loans and 80% for debt securities. Losses on collateral were estimated to occur approximately 24 months after default.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2010, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

	March 31, 2010
		Due after one	Due after five
By remaining maturity	Due in one	through year	years through	Due after
(in millions)	year or less	five years	10 years	10 years(c)	Total

Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$74	$992	$6,172	$177,211	$184,449
Fair value	75	1,063	6,489	179,309	186,936
Average yield(b)	5.36%	5.39%	4.77%	4.38%	4.40%
U.S. Treasury and government agencies(a)
Amortized cost	$597	$17,169	$6,751	$245	$24,762
Fair value	598	17,195	6,694	245	24,732
Average yield(b)	0.34%	1.92%	3.68%	5.47%	2.40%
Obligations of U.S. states and municipalities
Amortized cost	$29	$233	$321	$6,942	$7,525
Fair value	30	244	344	7,178	7,796
Average yield(b)	4.93%	4.52%	5.24%	5.02%	5.02%
Certificates of deposit
Amortized cost	$4,202	$—	—	—	$4,202
Fair value	4,207	—	—	—	4,207
Average yield(b)	3.38%	—	—	—	3.38%
Non-U.S. government debt securities
Amortized cost	$8,228	$12,372	$277	$120	$20,997
Fair value	8,234	12,522	277	127	21,160
Average yield(b)	0.75%	2.21%	7.64%	1.37%	1.70%
Corporate debt securities
Amortized cost	$7,976	$56,122	$2,275	$126	$66,499
Fair value	8,027	56,715	2,301	134	67,177
Average yield(b)	2.17%	2.07%	5.57%	8.11%	2.21%
Asset-backed securities
Amortized cost	$1,314	$7,844	$8,420	$11,475	$29,053
Fair value	1,324	8,207	8,515	11,633	29,679
Average yield(b)	1.01%	1.62%	1.47%	1.55%	1.52%

Total available-for-sale debt securities
Amortized cost	$22,420	$94,732	$24,216	$196,119	$337,487
Fair value	22,495	95,946	24,620	198,626	341,687
Average yield(b)	1.78%	2.06%	3.43%	4.24%	3.41%

Available-for-sale equity securities
Amortized cost	—	—	—	$2,461	$2,461
Fair value	—	—	—	2,666	2,666
Average yield(b)	—	—	—	0.20%	0.20%

Total available-for-sale securities
Amortized cost	$22,420	$94,732	$24,216	$198,580	$339,948
Fair value	22,495	95,946	24,620	201,292	344,353
Average yield(b)	1.78%	2.06%	3.43%	4.19%	3.39%

Total held-to-maturity securities
Amortized cost	$—	$6	$15	$2	$23
Fair value	—	7	16	2	25
Average yield(b)	—	6.99%	6.86%	6.50%	6.86%

(a)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at March 31, 2010.

(b)
Average yield was based on amortized cost balances at the end of the period and did not give effect to changes in fair value reflected in accumulated other comprehensive income/(loss). Yields are derived by dividing interest/dividend income (including the effect of related derivatives on AFS securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.

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

NOTE 12 — SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 12 on page 192 of JPMorgan Chase’s 2009 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 108—109 of this Form 10-Q.
The following table details the Firm’s repurchase agreements, resale agreements, securities borrowed transactions and securities loaned transactions, all of which are accounted for as collateralized financings during the periods presented.

(in millions)	March 31, 2010	December 31, 2009

Securities purchased under resale agreements(a)	$229,955	$195,328
Securities borrowed(b)	126,741	119,630

Securities sold under repurchase agreements(c)	$267,321	$245,692
Securities loaned	10,344	7,835

(a)	Includes resale agreements of $18.8 billion and $20.5 billion accounted for at fair value at March 31, 2010, and December 31, 2009, respectively.
(b)	Includes securities borrowed of $8.7 billion and $7.0 billion accounted for at fair value at March 31, 2010, and December 31, 2009, respectively.
(c)	Includes repurchase agreements of $3.8 billion and $3.4 billion accounted for at fair value at March 31, 2010, and December 31, 2009, respectively.
The amounts reported in the table above have been reduced by $130.8 billion and $121.2 billion at March 31, 2010, and December 31, 2009, respectively, as a result of the agreements having met the specified conditions for net presentation under applicable accounting guidance.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets.
At March 31, 2010, the Firm received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $663.0 billion. This collateral was generally obtained under resale agreements, securities borrowing agreements and customer margin loans. Of these securities, approximately $419.6 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
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

For a detailed discussion of the accounting policies relating to loans, see Note 13 on pages 192—196 of JPMorgan Chase’s 2009 Annual Report. See Note 4 on pages 108-109 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 96-107 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

The composition of the Firm’s aggregate loan portfolio at each of the dates indicated was as follows.

(in millions)	March 31, 2010	December 31, 2009

U.S. wholesale loans:
Commercial and industrial	$45,974	$49,103
Real estate	53,000	54,968
Financial institutions	13,810	13,372
Government agencies	5,641	5,634
Other	31,145	23,383
Loans held-for-sale and at fair value	2,286	2,625

Total U.S. wholesale loans	151,856	149,085

Non-U.S. wholesale loans:
Commercial and industrial	17,085	19,138
Real estate	2,022	2,227
Financial institutions	19,525	11,755
Government agencies	1,296	1,707
Other	20,713	18,790
Loans held-for-sale and at fair value	1,793	1,473

Total non-U.S. wholesale loans	62,434	55,090

Total wholesale loans:(a)
Commercial and industrial	63,059	68,241
Real estate(b)	55,022	57,195
Financial institutions	33,335	25,127
Government agencies	6,937	7,341
Other	51,858	42,173
Loans held-for-sale and at fair value(c)	4,079	4,098

Total wholesale loans	214,290	204,175

Consumer loans:(d)
Home equity — senior lien(e)	26,477	27,376
Home equity — junior lien(f)	71,165	74,049
Prime mortgage(g)	68,210	66,892
Subprime mortgage(g)	13,219	12,526
Option ARMs(g)	8,644	8,536
Auto loans(g)	47,381	46,031
Credit card(g)(h)(i)	149,260	78,786
Other	32,951	31,700
Loans held-for-sale(j)	2,879	2,142

Total consumer loans — excluding purchased credit-impaired loans	420,186	348,038

Consumer loans — purchased credit-impaired loans	79,323	81,245

Total consumer loans	499,509	429,283

Total loans(g)(k)	$713,799	$633,458

(a)	Includes Investment Bank, Commercial Banking, Treasury & Securities Services, Asset Management and Corporate/Private Equity.

(b)
Represents credit extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment businesses, and for which the repayment is predominantly from the sale, lease, management, operations or refinancing of the property.

(c)
Includes loans for commercial and industrial, real estate, financial institutions and other of $2.6 billion, $47 million, $788 million and $688 million, respectively, at March 31, 2010, and $3.1 billion, $44 million, $278 million and $715 million, respectively, at December 31, 2009.

(d)	Includes Retail Financial Services, Card Services and the Corporate/Private Equity segment.

(e)	Represents loans where JPMorgan Chase holds the first security interest placed upon the property.

(f)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(g)
Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated $84.7 billion of loans associated with Firm-sponsored credit card securitization trusts; $15.1 billion of wholesale loans; and $4.8 billion of loans associated with certain other consumer securitization entities, primarily mortgage-related. For further information, see Note 15 on pages 131-142 of this Form 10-Q.

(h)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(i)
Includes $1.0 billion of loans at December 31, 2009, held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009. Such loans had been fully repaid or charged off as of March 31, 2010. See Note 15 on pages 131-142 of this Form 10-Q

(j)
Includes loans for prime mortgages and other (largely student loans) of $558 million and $2.3 billion, respectively, at March 31, 2010, and $450 million and $1.7 billion, respectively, at December 31, 2009.

(k)
Loans (other than purchased credit-impaired loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $1.5 billion and $1.4 billion at March 31, 2010, and December 31, 2009, respectively.

The following table reflects information about the Firm’s loan sales.

	Three months ended March 31,
(in millions)	2010	2009

Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$109	$(293)

(a)	Excludes sales related to loans accounted for at fair value.
Impaired loans
For further discussion of impaired loans, including the nature of such loans and the related accounting policies, and certain troubled debt restructurings, see Note 13 on pages 192-196 of JPMorgan Chase’s 2009 Annual Report.
The tables below set forth information about the Firm’s impaired loans, excluding both purchased credit-impaired loans and modified credit card loans, which are discussed separately below.

(in millions)	March 31, 2010	December 31, 2009

Impaired loans with an allowance:
Wholesale	$5,095	$6,216
Consumer	4,748	3,978

Total impaired loans with an allowance	9,843	10,194

Impaired loans without an allowance:(a)
Wholesale	1,191	760
Consumer	—	—

Total impaired loans without an allowance	1,191	760

Total impaired loans	$11,034	$10,954

Allowance for impaired loans:
Wholesale	$1,557	$2,046
Consumer	1,010	996

Total allowance for impaired loans(b)	$2,567	$3,042

	Three months ended March 31,
(in millions)	2010	2009

Average balance of impaired loans:
Wholesale	$5,691	$2,894
Consumer	4,591	2,593

Total impaired loans	$10,282	$5,487

Interest income recognized on impaired loans:
Wholesale	$3	$—
Consumer	51	30

Total interest income recognized on impaired loans	$54	$30

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance.
(b)	The allowance for impaired loans is included in JPMorgan Chase’s asset-specific allowance for loan losses.
Loan modifications
Certain loan modifications are made in conjunction with the Firm’s loss mitigation activities. Through the modification, JPMorgan Chase grants one or more concessions to a borrower who is experiencing financial difficulty in order to minimize the Firm’s economic loss, avoid foreclosure or repossession of the collateral and to ultimately maximize payments received by the Firm from the borrower. The concessions granted vary by program and by borrower-specific characteristics, and may include interest rate reductions, payment deferrals, or the acceptance of equity or other assets in lieu of payments. Such modifications are accounted for and reported as troubled debt restructurings.
A loan that has been modified in a troubled debt restructuring is generally considered to be impaired until its maturity, regardless of whether the borrower performs under the modified terms. In certain limited cases, the concession granted relates solely to principal adjustments or other non-interest rate concessions, and the effective interest rate applicable to the modified loan is at or above the current market rate at that time. In such circumstances, the loan is disclosed as impaired and as a troubled debt restructuring only during the year of the modification; in subsequent years, the loan is not disclosed as impaired or as a troubled debt restructuring if repayment of the restructured loan on its modified terms is reasonably assured.
It is the Firm’s general policy to place loans, other than credit card loans, on nonperforming status when the loan is modified in a troubled debt restructuring. In most cases, residential real estate and commercial loans modified in a troubled debt restructuring were considered nonperforming prior to their modification. These loans may be returned to performing status (resuming the accrual of interest) if the criteria set forth in the Firm’s accounting policy are met. These criteria generally include (a) performance under the modified terms for a minimum of six months and/or six payments, and (b) an expectation that repayment of the modified loan is reasonably assured based on, for example, the borrower’s debt capacity and level of future earnings, collateral values, LTV ratios, and other current market considerations. The Firm’s policy exempts credit card loans, including modified credit card loans, from being placed on nonperforming status as permitted by regulatory guidance. However, the Firm has separately established an allowance for the portion of earned interest and fees that it estimates to be uncollectible.
The allowance for loan losses for loans modified in troubled debt restructurings is determined based upon the same methodology used to estimate the Firm’s asset-specific allowance component for as long as the loan continues to be reported as an impaired loan, regardless of whether the loan has returned to performing status. For further discussion of the methodology used to estimate the Firm’s asset-specific allowance, see Note 14 on pages 196-198 of JPMorgan Chase’s 2009 Annual Report.

Wholesale
As of March 31, 2010, and December 31, 2009, wholesale loans modified in troubled debt restructurings were $800 million and $1.1 billion, respectively. These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments. Of these loans, $210 million and $491 million were classified as nonperforming at March 31, 2010, and December 31, 2009, respectively.
Consumer
For detailed discussions on the U.S. Treasury Making Home Affordable (“MHA”) programs and the Firm’s other loss-mitigation programs, see Note 13, Impaired loans, on pages 194-195 of JPMorgan Chase’s 2009 Annual Report. Substantially all of the modifications made under these programs are accounted for and reported as troubled debt restructurings.
Consumer loans, other than credit card loans, with balances of approximately $3.9 billion and $3.1 billion have been permanently modified and accounted for as troubled debt restructurings as of March 31, 2010, and December 31, 2009, respectively. Of these loans, $1.4 billion and $966 million were classified as nonperforming at March 31, 2010, and December 31, 2009, respectively.
Credit Card
For a detailed discussion of the modification of the terms of credit card loan agreements, see Note 13 on pages 192—196 of JPMorgan Chase’s 2009 Annual Report. Substantially all modifications of credit card loans performed under the Firm’s existing modification programs are considered to be troubled debt restructurings. At March 31, 2010, and December 31, 2009, the Firm had $9.3 billion and $5.1 billion, respectively, of on-balance sheet credit card loans outstanding for borrowers who are experiencing financial difficulty and who were then enrolled in a credit card modification program. The increase in modified credit card loans outstanding from December 31, 2009 to March 31, 2010, is primarily attributable to previously-modified loans held in Firm-sponsored credit card securitization trusts being consolidated on balance sheet as a result of adopting the new consolidation guidance. These modified loan amounts exclude loans to borrowers who have not complied with the modified payment terms, thereby causing the loan agreement to revert back to its original payment terms. Assuming that those borrowers do not begin to perform in accordance with the original payment terms, those loans will continue to age and will ultimately be charged-off in accordance with the Firm’s accounting policies.
Consistent with the Firm’s policy, modified credit card loans remain on performing status.
The consumer formula-based allowance for loan losses includes $4.0 billion and $2.2 billion at March 31, 2010, and December 31, 2009, specifically attributable to credit card loans in loan modification programs. This component of the allowance for loan losses has been determined based upon the present value of cash flows expected to be received over the estimated lives of the underlying loans.

Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans that it deemed to be credit-impaired. For a detailed discussion of purchased credit-impaired loans, including the related accounting policies, see Note 13 on pages 192-196 of JPMorgan Chase’s 2009 Annual Report.
The table below sets forth the accretable yield activity for purchased credit-impaired consumer loans for the three months ended March 31, 2010 and 2009.

Accretable yield activity	Three months ended
March 31, (in millions)	2010	2009

Balance at January 1	$25,544	$32,619
Accretion into interest income	(886)	(1,259)
Changes in interest rates on variable-rate loans	(394)	(2,246)
Other changes in expected cash flows(a)	(3,693)	—

Balance at March 31,	$20,571	$29,114
Accretable yield percentage	4.57%	5.80%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the quarter ended March 31, 2010, other changes in expected cash flows are principally driven by changes in prepayment assumptions as well as reclassifications to the nonaccretable difference. Such changes are expected to have an insignificant impact on the accretable yield percentage.

The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices upon which customer rates are based for products such as option ARM and home equity loans; and (ii) changes in prepayment assumptions.
To date, the decrease in the accretable yield percentage has been primarily related to a decrease in interest rates on variable rate loans and, to a lesser extent, extended loan liquidation periods. Certain events, such as extended loan liquidation periods, affect the timing of expected cash flows but not the amount of cash expected to be received (i.e., the accretable yield balance). Extended loan liquidation periods reduce the accretable yield percentage because the same accretable yield balance is recognized against a higher than expected loan balance over a longer than expected period of time.
The purchased credit-impaired portfolio primarily impacts the Firm’s results of operations through: (i) contribution to net interest margin; and (ii) expense related to defaults and servicing resulting from the liquidation of the loans, and (iii) any provision for loan losses. The purchased credit-impaired loans acquired in the Washington Mutual transaction were funded based upon the interest rate characteristics of the loans. For example, variable-rate loans were funded with variable-rate liabilities and fixed-rate loans were funded with fixed-rate liabilities with a similar maturity profile. As a result, the net spread between the purchased credit-impaired loans and the related liabilities should be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and changes in the accretable yield percentage (e.g., extended loan liquidation periods). The net spread will be earned on a declining loan balance over the estimated weighted-average life of the portfolio, which is 6.6 years as of March 31, 2010.
While the Firm has modified certain purchased credit-impaired loans, such modifications have not yet seasoned and the ongoing performance of these loans is difficult to predict. Accordingly, the Firm has not yet incorporated the potential positive cash flow effects of these modifications into its expected cash flow estimates. The Firm will continue to monitor the success of the modifications and its ability to reliably estimate any related cash flow benefits. If the modifications ultimately result in a probable and significant increase in expected cash flows, the Firm will first consider the reversal of any previously recorded allowance for loan losses. Any remaining increase will be recognized prospectively as interest income (through an increase in accretable yield).
During the first quarter of 2010, $676 million and $554 million was added to the allowance for loan losses for the prime mortgage and option ARM pools, respectively. As of March 31, 2010, and December 31, 2009, an allowance for loan losses of $2.8 billion and $1.6 billion, respectively, was recorded for the prime mortgage and option ARM pools. The net aggregate carrying amount of the pools that have an allowance for loan losses was $44.7 billion and $47.2 billion, respectively, at March 31, 2010, and December 31, 2009. This allowance for loan losses is reported as a reduction of the carrying amount of the loans in the table below.
The table below provides additional information about these purchased credit-impaired consumer loans.

(in millions)	March 31, 2010	December 31, 2009

Outstanding balance(a)	$100,045	$103,369
Carrying amount	76,512	79,664

(a)	Represents the sum of contractual principal, interest and fees earned at the reporting date.

NOTE 14 — ALLOWANCE FOR CREDIT LOSSES
For further discussion of the allowance for credit losses and the related accounting policies, see Note 14 on pages 196-198 of JPMorgan Chase’s 2009 Annual Report.
The table below summarizes the changes in the allowance for loan losses.

	Three months ended March 31,
(in millions)	2010	2009

Allowance for loan losses at January 1	$31,602	$23,164
Cumulative effect of change in accounting principles(a)	7,494	—
Gross charge-offs(a)	8,451	4,639
Gross (recoveries)(a)	(541)	(243)

Net charge-offs(a)	7,910	4,396
Provision for loan losses(a)	6,991	8,617
Other	9	(4)

Allowance for loan losses at March 31	$38,186	$27,381

Components:
Asset-specific(b)(c)	$2,567	$1,759
Formula-based(a)(d)	32,808	25,622
Purchased credit-impaired	2,811	—

Total allowance for loan losses	$38,186	$27,381

(a)
Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, $7.4 billion, $14 million and $127 million of allowance for loan losses were recorded on-balance sheet associated with the Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits, and certain other consumer loan securitization entities, primarily mortgage-related, respectively. For further discussion, see Note 15 on pages 131-142 of this Form 10-Q.

(b)	Relates to risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a troubled debt restructuring.
(c)
The asset-specific consumer allowance for loan losses includes $754 million and $380 million related to residential real estate loans restructured in troubled debt restructurings at March 31, 2010 and 2009, respectively. Prior period amounts have been reclassified from formula-based to conform with the current period presentation.

(d)
Includes all of the Firm’s allowance for loan losses on credit card loans, including those for which the Firm has modified the terms of the loans for borrowers who are experiencing financial difficulty.

The table below summarizes the changes in the allowance for lending-related commitments.

	Three months ended March 31,
(in millions)	2010	2009

Allowance for lending-related commitments at January 1	$939	$659
Cumulative effect of change in accounting principles(a)	(18)	—
Provision for lending-related commitments(a)	19	(21)

Allowance for lending-related commitments at March 31	$940	$638

Components:
Asset-specific	$296	$65
Formula-based	644	573

Total allowance for lending-related commitments	$940	$638

(a)
Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-administered multi-seller conduits. As a result, related assets are now primarily recorded in loans and other assets on the Consolidated Balance Sheet.

Charge-offs for Collateral-dependent loans
Included in gross charge-offs in the table above are $244 million and $65 million of charge-offs related to impaired collateral-dependent loans for the three months ended March 31, 2010 and 2009, respectively. The remaining balance of impaired collateral-dependent loans, measured at fair value of collateral less costs to sell, was $2.1 billion and $1.1 billion as of March 31, 2010 and 2009, respectively.
A loan is collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources. A collateral-dependent loan is deemed to be impaired when the borrower is unable to repay the loan and the collateral is insufficient to cover principal and interest. Certain impaired collateral-dependent loans (including those to wholesale customers and those modified in troubled debt restructurings) are charged-off to the fair value of the collateral less costs to sell.
The determination of the fair value of the collateral depends on the type of collateral (e.g., securities, real estate, and nonfinancial assets). In cases where the collateral is in the form of liquid securities, the fair value is based on quoted market prices or broker quotes. For illiquid securities or other financial assets, the fair value of the collateral is estimated using a discounted cash flow model.
For residential real estate loans, collateral value is determined using both internal and external valuation sources. Broker opinions of fair value are used to estimate the fair value of the collateral for all properties being evaluated for charge-off. These estimated fair values are reviewed and compared to prior valuations for reasonableness in light of current, geography-specific economic conditions and adjusted, as appropriate, for estimated selling costs. When foreclosure is determined to be probable, a third-party appraisal is obtained as soon as practicable.
For commercial real-estate loans, the collateral value is generally based on appraisals from internal and external valuation services. Appraisals are typically obtained and updated every six to twelve months. The Firm also considers both borrower- and market-specific factors, which may result in obtaining appraisal updates or broker price opinions at more frequent intervals.
See Note 3 on page 103 of this Form 10-Q for further information on the fair value hierarchy for impaired collateral-dependent loans.
NOTE 15 — VARIABLE INTEREST ENTITIES
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of variable interest entities (“VIEs”), see Note 1 on pages 94-95 of this Form 10-Q. For a more detailed discussion of the Firm’s principal involvement with VIEs, see Note 16 on page 206 of JPMorgan Chase’s 2009 Annual Report.
The following summarizes the most significant type of Firm-sponsored VIEs by business segment:

Line of			Form 10-Q page
Business	Transaction Type	Activity	reference

Card Services	Credit Card Securitization Trusts	Securitization of both originated and purchased credit card receivables	132—133

RFS	Mortgage and Other Securitization Trusts	Securitization of originated residential mortgages, automobile and student loans	133—134

IB	Mortgage and Other Securitization Trust	Securitization of both originated and purchased residential mortgages, automobile and student loans	134—135

	Multi-seller conduits Investor Intermediation Activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structure transactions to meet investor needs	136

	• Municipal bond vehicles		136—137

	• Credit-linked note vehicles		137

	• Asset swap vehicles		138

The Firm also invests in and provides financing and other services to VIEs sponsored by third parties as described on page 138 of this Note.

New Consolidation Accounting Guidance for VIEs
On January 1, 2010, the Firm implemented new consolidation accounting guidance related to VIEs. The following table summarizes the incremental impact at adoption:

			Stockholders’
(in millions)	GAAP Assets	GAAP Liabilities	Equity	Tier 1 Capital

As of December 31, 2009	$2,031,989	$1,866,624	$165,365	11.10%
Impact of new accounting guidance for consolidation of VIEs
Credit Card(a)	60,901	65,353	(4,452)	(0.30)%
Multi-Seller Conduits(b)	17,724	17,744	(20)	—
Mortgage & Other(c)(d)	9,059	9,107	(48)	(0.04)%

Total impact of new guidance	87,684	92,204	(4,520)	(0.34	)%(e)

Beginning balance- January 1, 2010	$2,119,673	$1,958,828	$160,845	10.76%

(a)
The assets and liabilities of the Firm-sponsored credit card securitization trusts that were consolidated were initially measured at their carrying values, primarily amortized cost, as this method is consistent with the approach that Card Services utilizes to manage its other assets. These assets are primarily recorded in Loans on the Firm’s Consolidated Balance Sheet. In addition, Card Services established an allowance for loan losses of $7.4 billion (pretax) which was reported as a transition adjustment in stockholders’ equity. The impact to stockholders’ equity also includes a decrease to accumulated other comprehensive income of $116 million as a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation.

(b)
The assets and liabilities of the Firm-administered multi-seller conduits that were consolidated were initially measured at their carrying values, primarily amortized cost, as this method is consistent with the business’s intent to hold the assets for the longer-term. The assets are primarily recorded in loans and in other assets on the Firm’s Consolidated Balance Sheets.

(c)
RFS consolidated certain mortgage and other consumer securitizations, which resulted in a net increase in both assets and liabilities of $4.7 billion ($3.5 billion related to residential mortgage securitizations and $1.2 billion related to other consumer securitizations). These assets were initially measured at their unpaid principal balance and primarily recorded in Loans on the Firm’s Consolidated Balance Sheets. This method was elected as a practical expedient.

(d)
IB consolidated certain mortgage and other consumer securitizations, which resulted in a net increase in both assets and liabilities of $4.3 billion ($3.7 billion related to residential mortgage securitizations and $0.6 billion related to other consumer securitizations). These assets were initially measured at their fair value, as this method is consistent with the approach that IB utilizes to manage similar assets. These assets were primarily recorded in trading assets on the Firm’s Consolidated Balance Sheets.

(e)
The U.S. GAAP consolidation of these VIEs did not have a significant impact on risk-weighted assets on the adoption date; this was due to the consolidation, for regulatory capital purposes, of the Chase Issuance Trust (the Firm’s primary credit card securitization trust) in the second quarter of 2009, which added approximately $40 billion of risk-weighted assets for regulatory capital purposes. For further discussion of the Firm’s actions taken in the second quarter of 2009, see Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report. In addition, the U.S. GAAP consolidation of these VIEs did not have a significant regulatory impact because the banking regulatory agencies issued regulatory capital rules relating to the adoption of the new consolidation guidance related to VIEs that permitted an optional two-quarter implementation delay for certain VIEs, which permits the deferral of the effect of this accounting guidance on risk-weighted assets and risk-based capital requirements. The Firm elected this regulatory implementation delay, as permitted under these new regulatory capital rules, for its Firm-administered multi-seller conduits and certain mortgage-related and other securitization entities. Once the deferral period is over, the Firm expects the impact of this new consolidation guidance to be negligible on risk-weighted assets and risk-based capital ratios.

Firm-sponsored variable interest entities
Credit card securitizations
Effective January 1, 2010, the Firm was deemed to be the primary beneficiary of the Firm-sponsored credit card securitization trusts and consolidated the assets and liabilities of these trusts, including its primary card securitization trust, Chase Issuance Trust. The primary beneficiary determination was based on the Firm’s ability to direct the activities of these VIEs through its servicing responsibilities and duties, including making decisions as to the receivables that get transferred into those trusts as well as any related modifications and workouts. Additionally, the nature and extent of the Firm’s other involvement with the trusts including the retention of an undivided seller’s interest in the receivables, retaining certain securities and the maintenance of escrow accounts, obligates the Firm to absorb losses and gives the Firm the right to receive certain benefits from these VIEs that could potentially be significant. For a more detailed description of JPMorgan Chase’s principal involvement with credit card securitizations, as well as the accounting treatment applicable under prior accounting rules, see Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report.
Upon consolidation at January 1, 2010, the Firm recorded a net increase in GAAP assets of $60.9 billion on the Consolidated Balance Sheet, which comprised: $84.7 billion of loans; $7.4 billion of allowance for loan losses; $4.4 billion of other assets, offset by $20.8 billion of previously recognized assets, consisting primarily of retained AFS securities, that were eliminated upon consolidation. In addition, the Firm recognized $65.4 billion of liabilities representing the trusts’ beneficial interests issued to third parties.

The following table summarizes the assets and liabilities of the Firm-sponsored credit card securitization trusts at March 31, 2010:

			Total assets held by	Beneficial
			Firm–sponsored	interests issued to
(in billions)	Loans	Other assets	credit card securitization trusts	third parties

March 31, 2010	$88.2	$2.2	$90.4	$62.7

The underlying securitized credit card receivables and other assets are available only for payment of the beneficial interests issued by the securitization trusts; they are not available to pay the Firm’s other obligations or the claims of the Firm’s other creditors.
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the credit card trusts (which generally ranges from 4% to 12%). These undivided interests represent the Firm’s undivided interests in the receivables transferred to the credit card trusts that have not been securitized. As of March 31, 2010, the Firm held undivided interests in Firm-sponsored credit card securitization trusts of $13.7 billion. The Firm maintained an average undivided interest in principal receivables owned by those trusts of approximately 18% for the three months ended March 31, 2010. The Firm also retained $1.7 billion of senior securities and $7.6 billion of subordinated securities in certain of its credit card securitization trusts as of March 31, 2010. As of January 1, 2010, the Firm’s undivided interests in the credit card trusts and securities retained were eliminated in consolidation. The credit card receivables of the trusts underlying the Firm’s undivided interests and securities retained are classified within loans.
Firm-sponsored mortgage and other securitization trusts
Effective January 1, 2010, the Firm was deemed to be the primary beneficiary of certain mortgage securitization trusts and the Firm-sponsored automobile and student loan trusts because the Firm has the power to direct the activities of these VIEs through its servicing responsibilities and duties, including making decisions related to loan modifications and workouts. Additionally, the nature and extent of the Firm’s continuing economic involvement with the trusts obligates the Firm to absorb losses and gives the Firm the right to receive benefits from the VIEs which could potentially be significant. For a more detailed description of JPMorgan Chase’s principal involvement with mortgage and other securitization trusts, as well as the accounting treatment applicable under prior accounting rules, see Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report.
The following table presents the total unpaid principal amount of assets held in JPMorgan Chase-sponsored securitization entities at March 31, 2010, and December 31, 2009, including those that are consolidated by the Firm and those that are not consolidated by the Firm but for which the Firm has continuing involvement. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests, recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. In the table below, the amount of beneficial interests held by JPMorgan Chase will not equal the assets held in nonconsolidated VIEs, because the beneficial interests held by third parties are reflected at their current outstanding par amounts, and a portion of the Firm’s retained interests (trading assets and AFS securities) are reflected at their fair values. See Securitization activity on page 140 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs.

Firm-sponsored mortgage and other consumer securitization trusts.

				JPMorgan Chase interest in securitized assets
	Principal amount outstanding			in nonconsolidated VIEs(c)(d)(e)(f)(g)
			Assets held in
			nonconsolidated
	Total assets	Assets held in	securitization VIEs				Total interests
March 31, 2010(h)	held by	consolidated	with continuing	Trading	AFS	Other	held by
(in billions)	securitization VIEs	securitization VIEs	involvement	assets	securities	assets	JPMorgan Chase

Securitization-related:
Residential mortgage:
Prime(a)	$176.2	$2.7	$166.6	$0.7	$0.1	$—	$0.8
Subprime	47.9	2.2	43.9	—	—	—	—
Option ARMs	40.5	0.3	40.3	—	0.1	—	0.1
Commercial and other(b)	153.0	0.8	80.3	1.6	0.8	—	2.4
Student	4.7	4.7	—	—	—	—	—
Auto	0.2	0.2	—	—	—	—	—

Total	$422.5	$10.9	$331.1	$2.3	$1.0	$—	$3.3

				JPMorgan Chase interest in securitized assets
	Principal amount outstanding			in nonconsolidated VIEs(c)(d)(e)(f)(g)
			Assets held in
			nonconsolidated
	Total assets	Assets held in	securitization VIEs				Total interests
December 31, 2009(h)	held by	consolidated	with continuing	Trading	AFS	Other	held by
(in billions)	securitization VIEs	securitization VIEs	involvement	assets	securities	assets	JPMorgan Chase

Securitization-related:
Residential mortgage:
Prime(a)	$183.3	$—	$171.5	$0.9	$0.2	$—	$1.1
Subprime	50.0	—	47.3	—	—	—	—
Option ARMs	42.0	—	42.0	—	0.1	—	0.1
Commercial and other(b)	155.3	—	24.8	1.6	0.8	—	2.4
Student	4.8	3.8	1.0	—	—	0.1	0.1
Auto	0.2	—	0.2	—	—	—	—

Total	$435.6	$3.8	$286.8	$2.5	$1.1	$0.1	$3.7

(a)	Includes Alt-A loans.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions. Includes co-sponsored commercial securitizations and, therefore, includes non-JPMorgan Chase-originated commercial mortgage loans.

(c)	Excludes retained servicing (for a discussion of MSRs, see Note 16 on pages 144-145 of this Form 10-Q) and securities retained from loan sales to Ginnie Mae, Fannie Mae, and Freddie Mac.

(d)
Excludes senior and subordinated securities of $211 million and $69 million, respectively, at March 31, 2010, and $729 million and $146 million, respectively, at December 31, 2009, which the Firm purchased in connection with IB’s secondary market-making activities.

(e)
Includes investments acquired in the secondary market that are predominantly for held-for-investment purposes, of $190 million and $139 million as of March 31, 2010, and December 31, 2009, respectively. This is comprised of $140 million and $91 million of AFS securities, related to commercial and other; and $50 million and $48 million of investments classified as trading assets-debt and equity instruments, including $49 million and $47 million of residential mortgages, and $1 million and $1 million of commercial and other, all respectively, at March 31, 2010, and December 31, 2009.

(f)
Excludes interest rate and foreign exchange derivatives primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 5 on pages 110-116 of this Form 10-Q for further information on derivatives.

(g)	Includes interests held in re-securitization transactions.

(h)	Excludes loan sales to government sponsored entities (“GSEs”). See Securitization activity on page 140 of this Note for information on the Firm’s loan sales to GSEs.
Residential mortgage
The Firm securitizes residential mortgage loans originated by RFS, as well as residential mortgage loans that may be purchased by either RFS or IB. RFS generally retains servicing for all its originated and purchased residential mortgage loans. Additionally, RFS may retain servicing for certain mortgage loans purchased by IB. As servicer, the Firm receives servicing fees based on the securitized loan balance plus ancillary fees.
For Firm-sponsored securitizations serviced by RFS, the Firm is deemed to have the power to direct the significant activities of the VIE as it is the servicer of the loans and is responsible for decisions related to loan modifications and workouts. For the loans serviced by unrelated third parties, the Firm is not the primary beneficiary as the power to direct the significant activities resides with the third party servicer. In a limited number of securitizations, RFS, in addition to having servicing rights, may retain an interest in the VIE that could potentially be significant to the VIE. In these instances, the Firm is also deemed to be the primary beneficiary. As of March 31, 2010, due to RFS’s servicing arrangements and retained interests, the Firm consolidated approximately $3.4 billion of assets and liabilities of Firm-sponsored residential mortgage securitization trusts. As of December 31, 2009, RFS did not consolidate any VIEs in accordance with the accounting treatment under prior accounting rules. Additionally, RFS held retained interests of approximately $343 million and $537 million as of March 31, 2010, and December 31, 2009, respectively, in nonconsolidated securitization entities. See page 141 of this Note for further information on retained interests held in nonconsolidated VIEs; these retained interests are classified as trading assets or AFS securities.
IB may engage in underwriting and trading activities of the securities issued by Firm-sponsored securitization trusts. As a result, IB at times retains senior and/or subordinated interests (including residual interests) in residential mortgage securitizations upon securitization, and/or reacquires positions in the secondary market in the normal course of business. In certain instances as a result of the size of the positions retained or reacquired by IB, when considered together with the servicing arrangements entered into by RFS, the Firm is deemed to be the primary beneficiary of certain trusts. As of March 31, 2010, the Firm consolidated approximately $1.4 billion of VIE assets and liabilities due to IB’s involvement with such trusts. These entities were not consolidated at December 31, 2009, in accordance with the accounting treatment under prior accounting rules. Additionally, IB held approximately $482 million, and $699 million of senior and subordinated interests as of March 31, 2010, and December 31, 2009, respectively, in nonconsolidated securitization entities. This includes approximately $1 million and $2 million of residual interests as of March 31, 2010, and December 31, 2009, respectively. See page 137 of this Note for further information on interests held in nonconsolidated securitizations. These retained interests are accounted for at fair value and classified as trading assets.
The Firm’s mortgage loan sales are primarily nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. However, for a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 22 on pages 149-152 of this Form 10-Q for additional information on loans sold with recourse, as well as information on indemnifications for breaches of representations and warranties.
Commercial mortgages and other consumer securitizations
IB securitizes commercial mortgage loans that it originates and may also engage in underwriting and trading of securities issued by the securitization trusts. IB may retain unsold senior and/or subordinated interests in commercial mortgage securitizations at the time of securitization but generally does not service commercial loan securitizations. For loans serviced by unrelated third parties, the Firm generally does not have the power to direct the significant activities of the VIE and, therefore, does not consolidate the VIEs. As of March 31, 2010, the Firm consolidated approximately $823 million of commercial mortgage securitization trusts due to the Firm holding certain subordinated interests that give the Firm the power to direct the activities of these entities. These entities were not consolidated at December 31, 2009, in accordance with the accounting treatment under prior accounting rules. At both March 31, 2010, and December 31, 2009, the Firm held $1.6 billion of retained interests in nonconsolidated commercial mortgage securitizations. This includes approximately $12 million and $22 million of residual interests as of March 31, 2010, and December 31, 2009, respectively.
The Firm also securitizes automobile and student loans originated by RFS, and consumer loans (including automobile and student loans) purchased by IB. The Firm retains servicing responsibilities for all originated and certain purchased student and automobile loans. It also holds a retained interest in these securitizations. As such, the Firm is the primary beneficiary of and consolidates these VIEs as of March 31, 2010. As of March 31, 2010, the Firm consolidated $4.9 billion of assets and liabilities of automobile and student loan securitizations. As of December 31, 2009, the Firm held $9 million and $49 million of retained interests in nonconsolidated securitized automobile and student loan securitizations, respectively. These entities were not consolidated at December 31, 2009, in accordance with the accounting treatment under prior accounting rules. In addition, at December 31, 2009, the Firm consolidated $3.8 billion of other student loans.
Re-securitizations
The Firm also engages in certain re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. These transfers occur to both agency (Fannie Mae, Freddie Mac and Ginnie Mae) and nonagency (private-label) sponsored VIEs and are often structured on behalf of clients. As of March 31, 2010, the Firm did not consolidate any agency re-securitizations, as it did not have the power to direct the significant activities of the trust. As of March 31, 2010, the Firm consolidated $365 million of assets and liabilities of private label re-

securitizations, as the Firm had both the power to direct the significant activities of, and retained an interest that is deemed to be significant in the trust. For other nonconsolidated private label re-securitizations, the Firm did not have the sole power to direct the significant activities of the entity. During the three months ended March 31, 2010, the Firm transferred $6.5 billion and $383 million of securities to agency and private-label VIEs. At March 31, 2010, the Firm held approximately $1.8 billion and $23 million of senior and subordinated interests, respectively in nonconsolidated agency and private-label re-securitization entities. See pages 140-142 of this Note for further information on interests held in nonconsolidated securitization VIEs.
Multi-seller conduits
Effective January 1, 2010, the Firm consolidated its Firm-administered multi-seller conduits, as the Firm had both the power to direct the significant activities of the conduits and a potentially significant economic interest. The Firm directs the economic performance of the conduits as administrative agent and in its role in structuring transactions for the conduits. In these roles, the Firm makes decisions regarding concentration of asset types and credit quality of transactions, and is responsible for managing the commercial paper funding needs of the conduits. The Firm’s interests that could potentially be significant to the VIEs include the fees received as administrative agent, liquidity provider and provider of program-wide credit enhancement, as well as the Firm’s potential exposure as a result of the liquidity and credit enhancement facilities provided to the conduits.
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, as well as the accounting treatment applicable under prior accounting rules, see Note 16 on pages 206-209 of JPMorgan Chase’s 2009 Annual Report.
Consolidated Firm-administered multi-seller conduits

Total assets held by
			Firm-administered	Commercial paper
			multi-seller	issued to third
(in billions)	Loans	Other assets	conduits	parties

March 31, 2010	$17.5	$2.7	$20.2	$20.2

The Firm provides both deal-specific and program-wide liquidity facilities. Because the majority of the deal-specific liquidity facilities will only fund nondefaulted assets, program-wide credit enhancement is required to absorb losses on defaulted receivables in excess of losses absorbed by any deal-specific credit enhancement. Program-wide credit enhancement may be provided by JPMorgan Chase in the form of standby letters of credit or by third-party surety bond providers. The amount of program-wide credit enhancement required varies by conduit and ranges between 5% and 10% of applicable commercial paper outstanding. The Firm provided $2.4 billion of program-wide credit enhancement at March 31, 2010.
VIEs associated with investor intermediation activities
For a more detailed description of JPMorgan Chase’s principal involvement with investor intermediation activities, see Note 16 on pages 209-212 of JPMorgan Chase’s 2009 Annual Report.
Municipal bond vehicles
The Firm consolidates municipal bond vehicles if it owns the residual interest. The residual interest generally allows the owner to make decisions that significantly impact the economic performance of the municipal bond vehicle, primarily by directing the sale of the municipal bonds owned by the vehicle. In addition, the residual interest owners have the right to receive benefits and bear losses that could potentially be significant to the municipal bond vehicle. The Firm does not consolidate municipal bond vehicles if it does not own the residual interests since the Firm does not have the power to make decisions that significantly impact the economic performance of the municipal bond vehicle.

The Firm’s exposure to nonconsolidated municipal bond VIEs at March 31, 2010, and December 31, 2009, including the ratings profile of the VIEs’ assets, were as follows.

	Fair value of
(in billions)	assets held by VIEs	Liquidity facilities(b)	Excess/(deficit)(c)	Maximum exposure

Nonconsolidated municipal bond vehicles(a)
March 31, 2010	$13.6	$8.6	$5.0	$8.6
December 31, 2009	13.2	8.4	4.8	8.4

							Wt. avg.
	Ratings profile of VIE assets(d)					Fair value of	expected
	Investment-grade				Noninvestment-grade	assets held	life of assets
(in billions)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	by VIEs	(years)

Nonconsolidated municipal bond vehicles(a)
March 31, 2010	$1.8	$11.3	$0.5	$—	$—	$13.6	9.7
December 31, 2009	1.6	11.4	0.2	—	—	13.2	10.1

(a)	Excluded $2.1 billion and $2.8 billion, as of March 31, 2010, and December 31, 2009, respectively, which were consolidated due to the Firm owning the residual interests.

(b)
The Firm may serve as credit enhancement provider to municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at both March 31, 2010, and December 31, 2009.

(c)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(d)	The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
Credit-linked note vehicles
The Firm structures transactions with credit-linked note vehicles in which the VIE purchases highly rated assets, such as asset-backed securities, or enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit which the VIE otherwise does not hold. The VIE then issues CLNs with maturities predominantly ranging from one to ten years in order to transfer the risk of the referenced credit to the VIE’s investors. The Firm does not generally consolidate these credit-linked note entities since the Firm does not have the power to direct the significant activities of these entities and does not have a variable interest that could potentially be significant.
Exposure to nonconsolidated credit-linked note VIEs at March 31, 2010, and December 31, 2009, was as follows.

	Net derivative	Trading	Total	Par value of collateral
March 31, 2010 (in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

Credit-linked notes(a)
Static structure	$1.6	$—	$1.6	$9.2
Managed structure	3.8	0.2	4.0	13.7

Total	$5.4	$0.2	$5.6	$22.9

	Net derivative	Trading	Total	Par value of collateral
December 31, 2009 (in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

Credit-linked notes(a)
Static structure	$1.9	$0.7	$2.6	$10.8
Managed structure	5.0	0.6	5.6	15.2

Total	$6.9	$1.3	$8.2	$26.0

(a)
Excluded collateral with a fair value of $1.1 billion and $1.5 billion at March 31, 2010, and December 31, 2009, respectively, which was consolidated, as the Firm, in its role as secondary market-maker, held a majority of the issued credit-linked notes of certain vehicles.

(b)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(c)	On-balance sheet exposure that includes net derivative receivables and trading assets—debt and equity instruments.

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

Asset swap vehicles
The Firm structures and executes transactions with asset swap vehicles on behalf of investors. In such transactions, the VIE purchases a specific asset or assets and then enters into a derivative with the Firm in order to tailor the interest rate or currency risk, or both, according to investors’ requirements. The Firm does not generally consolidate these asset swap vehicles, since the Firm does not have the power to direct the significant activities of these entities and does not have a variable interest that could potentially be significant.
Exposure to nonconsolidated asset swap VIEs at March 31, 2010, and December 31, 2009, was as follows.

	Net derivative	Trading	Total	Par value of collateral
(in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

March 31, 2010(a)	$0.1	$—	$0.1	$5.5
December 31, 2009(a)	0.1	—	0.1	10.2

(a)
Excluded the fair value of collateral of $603 million and $623 million at March 31, 2010, and December 31, 2009, respectively, which was consolidated as the Firm, in its role as secondary market-maker, held a majority of the issued notes of certain vehicles.

(b)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(c)	On-balance sheet exposure that includes net derivative receivables and trading assets—debt and equity instruments.

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

VIEs sponsored by third parties
Investment in a third-party credit card securitization trust
The Firm holds two interests in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The Firm is not the primary beneficiary of the trust, as the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The first note is structured so that the principal amount can float up to 47% of the principal amount of the receivables held by the trust, not to exceed $4.2 billion. The Firm accounts for its investment at fair value within AFS securities. At both March 31, 2010, and December 31, 2009, the amortized cost of the note was $3.5 billion, and the fair value was $3.7 billion and $3.5 billion, respectively. The Firm accounts for its other interest, which is not subject to limits, as a loan at amortized cost. This senior loan had an amortized cost and fair value of approximately $1.0 billion at both March 31, 2010, and December 31, 2009. For more information on AFS securities and loans, see Notes 11 and 13 on pages 120-124 and 125-129, respectively, of this Form 10-Q.
VIE used in FRBNY transaction
In conjunction with the Bear Stearns merger, in June 2008, the Federal Reserve Bank of New York (“FRBNY”) took control, through an LLC formed for this purpose, of a portfolio of $30.0 billion in assets, based on the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion term loan from the FRBNY and a $1.15 billion subordinated loan from JPMorgan Chase. The JPMorgan Chase loan is subordinated to the FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, repayment of the JPMorgan Chase loan and the expense of the LLC will be for the account of the FRBNY. The extent to which the FRBNY and JPMorgan Chase loans will be repaid will depend on the value of the assets in the portfolio and the liquidation strategy directed by the FRBNY. The Firm does not consolidate the LLC, as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.
Other VIEs sponsored by third parties
The Firm enters into transactions with VIEs structured by other parties. These include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based on the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or a variable interest that could potentially be significant, the Firm records and reports these positions on its Consolidated Balance Sheets similarly to the way it would record and report positions from any other third-party transaction.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm as of March 31, 2010, and December 31, 2009.

	Assets
March 31, 2010	Trading assets - debt
(in billions)	and equity instruments	Loans	Other(a)	Total assets(b)

VIE program type
Firm-sponsored credit card trusts	$—	$88.2	$2.2	$90.4
Firm-administered multi-seller conduits	—	17.5	2.7	20.2
Mortgage securitization entities	2.2	3.4	—	5.6
Other	5.3	5.8	1.4	12.5

Total	$7.5	$114.9	$6.3	$128.7

	Liabilities
March 31, 2010	Beneficial interests
(in billions)	in VIE assets(c)	Other(d)	Total liabilities

VIE program type
Firm-sponsored credit card trusts	$62.7	$—	$62.7
Firm-administered multi-seller conduits	20.2	—	20.2
Mortgage securitization entities	3.3	1.8	5.1
Other	6.9	0.8	7.7

Total	$93.1	$2.6	$95.7

	Assets
December 31, 2009	Trading assets - debt
(in billions)	and equity instruments	Loans	Other(a)	Total assets(b)

VIE program type
Firm-sponsored credit card trusts(e)	$—	$6.1	$0.8	$6.9
Firm-administered multi-seller conduits	—	2.2	2.9	5.1
Mortgage securitization entities	—	—	—	—
Other	6.4	4.7	1.3	12.4

Total	$6.4	$13.0	$5.0	$24.4

	Liabilities
December 31, 2009	Beneficial interests
(in billions)	in VIE assets(c)	Other(d)	Total liabilities

VIE program type
Firm-sponsored credit card trusts(e)	$3.9	$—	$3.9
Firm-administered multi-seller conduits	4.8	—	4.8
Mortgage securitization entities	—	—	—
Other	6.5	2.2	8.7

Total	$15.2	$2.2	$17.4

(a)	Included assets classified as cash, resale agreements, derivative receivables, available-for-sale, and other assets within the Consolidated Balance Sheets.

(b)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(c)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $72.8 billion and $10.4 billion at March 31, 2010, and December 31, 2009, respectively. The maturities of the long-term beneficial interests as of March 31, 2010, were as follows: $26.8 billion under one year, $34.9 billion between one and five years, and $11.1 billion over 5 years.

(d)	Included liabilities classified as other borrowed funds and accounts payable and other liabilities in the Consolidated Balance Sheets.

(e)	Includes the receivables and related liabilities of the WMM Trust. For further discussion, see Note 15 on pages 198-205, respectively, of JPMorgan Chase’s 2009 Annual Report.

Supplemental information on loan securitizations
The Firm securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student, and commercial (primarily related to real estate) loans, as well as debt securities. The primary purposes of these securitization transactions are to satisfy investor demand and to generate liquidity for the Firm.
For a discussion of the accounting treatment under prior accounting rules relating to loan securitizations, see Note 1 on pages 142-143 and Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report.
Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three months ended March 31, 2010 and 2009, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, as sale accounting was achieved based on the accounting rules in effect at the time of the securitization. For the periods presented, no mortgage loans were securitized, and there were no cash flows from the Firm to the SPEs related to recourse or guarantee arrangements. Effective January 1, 2010, all of the Firm-sponsored credit card, student loan and auto securitization trusts were consolidated as a result of the new consolidation guidance related to VIEs and, accordingly, are not included in the securitization activity tables below for the three months ended March 31, 2010 and 2009.

	Three months ended March 31, 2010
	Residential mortgage
				Commercial
(in millions)	Prime(d)	Subprime	Option ARMs	and other

All cash flows during the period:
Servicing fees collected	$75	$46	$117	$1
Other cash flows received(a)	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	48	—	—	—
Cash flows received on the interests that continue to be held by the Firm(c)	159	4	7	40

	Three months ended March 31, 2009
	Residential mortgage
				Commercial
(in millions)	Prime(d)	Subprime	Option ARMs	and other

All cash flows during the period:
Servicing fees collected	$121	$44	$128	$7
Other cash flows received(a)	4	1	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(b)	41	—	3	—
Cash flows received on the interests that continue to be held by the Firm(c)	154	5	48	124

(a)	Includes excess servicing fees and other ancillary fees received.

(b)	Includes cash paid by the Firm to reacquire assets from the off-balance sheet, nonconsolidated entities — for example, servicer clean-up calls.

(c)	Includes cash flows received on retained interests — including, for example, principal repayments and interest payments.

(d)	Includes Alt-A loans and re-securitization transactions.
In addition to the amounts reported in the securitization activity tables above, the Firm sold residential mortgage loans totaling $33.8 billion and $38.2 billion during the three months ended March 31, 2010 and 2009, respectively. The majority of these loan sales were for securitization by Ginnie Mae, Fannie Mae, and Freddie Mac. The Firm generally retains the right to service these residential mortgage loans in accordance with the respective servicing guidelines and standards. These sales resulted in pretax gains of $20 million and $17 million during the three months ended March 31, 2010 and 2009, respectively.
JPMorgan Chase’s interest in securitized assets held at fair value
The following table summarizes the Firm’s nonconsolidated securitization interests, which are carried at fair value on the Firm’s Consolidated Balance Sheets at March 31, 2010, and December 31, 2009. The risk ratings are periodically reassessed as information becomes available. As of March 31, 2010, and December 31, 2009, 71% and 76%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better.

	Ratings profile of interests held(b)(c)(d)
	March 31, 2010			December 31, 2009
	Investment-	Noninvestment-	Retained	Investment-	Noninvestment-	Retained
(in billions)	grade	grade	interests	grade	grade	interests(e)

Asset types:
Residential mortgage:
Prime(a)	$0.2	$0.6	$0.8	$0.7	$0.4	$1.1
Subprime	—	—	—	—	—	—
Option ARMs	0.1	—	0.1	0.1	—	0.1
Commercial and other	2.2	0.2	2.4	2.2	0.2	2.4

Total	$2.5	$0.8	$3.3	$3.0	$0.6	$3.6

(a)	Includes retained interests in Alt-A loans and re-securitization transactions.

(b)	The ratings scale is presented on an S&P-equivalent basis.

(c)
Includes $190 million and $139 million of investments acquired in the secondary market, but predominantly held for investment purposes, as of March 31, 2010, and December 31, 2009, respectively. Of this amount, $155 million and $108 million is classified as investment-grade as of March 31, 2010, and December 31, 2009, respectively.

(d)
Excludes senior and subordinated securities of $280 million and $875 million at March 31, 2010, and December 31, 2009, respectively, which the Firm purchased in connection with IB’s secondary market-making activities.

(e)	Excludes $0.1 billion of retained interests in student loans at December 31, 2009.
The table below outlines the key economic assumptions used to determine the fair value as of March 31, 2010, and December 31, 2009, of certain of the Firm’s retained interests in nonconsolidated VIEs, other than MSRs, that are valued using modeling techniques. The table below also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 144-145 of this Form 10-Q.

	Residential mortgage
March 31, 2010
(in millions, except rates and where				Commercial
otherwise noted)	Prime(a)	Subprime	Option ARMs	and other

JPMorgan Chase interests in securitized assets	$741	$18	$115	$2,424

Weighted-average life (in years)	6.2	8.7	6.2	3.3

Weighted-average constant prepayment rate	8.2%	3.7%	15.0%	—%
	CPR	CPR	CPR	CPR
Impact of 10% adverse change	$(30)	$—	$—	$—
Impact of 20% adverse change	(44)	—	(1)	—

Weighted-average loss assumption	4.2%	21.0%	6.6%	1.4%
Impact of 10% adverse change	$(25)	$(1)	$—	$(45)
Impact of 20% adverse change	(35)	(2)	(1)	(97)
Weighted-average discount rate	12.2%	17.5%	4.2%	13.2%
Impact of 10% adverse change	$(43)	$(1)	$(2)	$(71)
Impact of 20% adverse change	(73)	(2)	(4)	(132)

	Residential mortgage
December 31, 2009
(in millions, except rates and where				Commercial
otherwise noted)	Prime(a)	Subprime	Option ARMs	and other

JPMorgan Chase interests in securitized assets	$1,143	$27	$113	$2,361

Weighted-average life (in years)	8.3	4.3	5.1	3.5

Weighted-average constant prepayment rate	4.9%	21.8%	15.7%	—%
	CPR	CPR	CPR	CPR
Impact of 10% adverse change	$(15)	$(2)	$—	$—
Impact of 20% adverse change	(31)	(3)	(1)	—

Weighted-average loss assumption	3.2%	2.7%	0.7%	1.4%
Impact of 10% adverse change	$(15)	$(4)	$—	$(41)
Impact of 20% adverse change	(29)	(7)	—	(100)
Weighted-average discount rate	11.4%	23.2%	5.4%	12.5%
Impact of 10% adverse change	$(41)	$(2)	$(1)	$(72)
Impact of 20% adverse change	(82)	(4)	(3)	(139)

(a)	Includes retained interests in Alt-A loans and re-securitization transactions.

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
Loan delinquencies and net charge-offs
The table below includes information about delinquencies, net charge-offs, and components of off-balance sheet securitized financial assets as of March 31, 2010, and December 31, 2009.

			Nonperforming		Net loan
	Credit exposure		loans		charge-offs(e)
					Three months ended
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,
(in millions)	2010	2009	2010	2009	2010	2009

Securitized loans:(a)
Residential mortgage:
Prime mortgage(b)(c)	$166,608	$171,547	$35,924	$33,838	$1,689	$2,196
Subprime mortgage(c)	43,914	47,261	19,315	19,505	1,165	2,234
Option ARMs(c)	40,245	41,983	11,694	10,973	589	380
Commercial and other(c)	80,328	24,799	3,956	1,244	27	5

Total loans securitized(d)	$331,095	$285,590	$70,889	$65,560	$3,470	$4,815

(a)	There were no loans that were 90 days past due and still accruing at March 31, 2010, and December 31, 2009, respectively.

(b)	Includes Alt-A loans.

(c)
Total assets held in securitization-related SPEs were $422.5 billion and $435.6 billion at March 31, 2010, and December 31, 2009, respectively. The $331.1 billion and $285.6 billion of loans securitized at March 31, 2010, and December 31, 2009, respectively, excludes: $80.5 billion and $145.0 billion of securitized loans in which the Firm has no continuing involvement, zero and $1.2 billion of nonconsolidated auto and student loan securitizations, and $10.9 billion and $3.8 billion of loan securitizations (including automobile and student loans) consolidated on the Firm’s Consolidated Balance Sheets at March 31, 2010, and December 31, 2009, respectively.

(d)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

(e)	Net charge-offs represent losses realized upon liquidation of the assets held by off-balance sheet securitization entities.

NOTE 16 — GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 17 on pages 214—217 of JPMorgan Chase’s 2009 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	March 31, 2010	December 31, 2009

Goodwill	$48,359	$48,357
Mortgage servicing rights	15,531	15,531

Other intangible assets:
Purchased credit card relationships	$1,153	$1,246
Other credit card—related intangibles	673	691
Core deposit intangibles	1,124	1,207
Other intangibles	1,433	1,477

Total other intangible assets	$4,383	$4,621

Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	March 31, 2010	December 31, 2009

Investment Bank	$4,965	$4,959
Retail Financial Services	16,818	16,831
Card Services	14,161	14,134
Commercial Banking	2,867	2,868
Treasury & Securities Services	1,667	1,667
Asset Management	7,504	7,521
Corporate/Private Equity	377	377

Total goodwill	$48,359	$48,357

The following table presents changes in the carrying amount of goodwill.

	Three months ended
(in millions)	2010	2009

Balance at beginning of period(a)	$48,357	$48,027
Changes during the three months ended from:
Business combinations	9	210
Dispositions	(19)	—
Other(b)	12	(36)

Balance at March 31,(a)	$48,359	$48,201

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
The $2 million increase in goodwill from December 31, 2009, was largely due to foreign currency translation adjustments related to the Firm’s Canadian credit card operations, offset by the divestiture of certain non-strategic businesses, as well as tax-related purchase accounting adjustments associated with the Bank One merger.
Goodwill was not impaired at March 31, 2010, or December 31, 2009, nor was any goodwill written off due to impairment during either of the three months ended March 31, 2010 or 2009. During the first quarter, in addition to reviewing the current conditions and prior projections for all of its reporting units, the Firm updated the discounted cash flow valuations of its consumer lending businesses in RFS and Card Services, as these businesses continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk. As a result of this review, the Firm concluded that goodwill for these businesses and the Firm’s other reporting units was not impaired at March 31, 2010.

Mortgage servicing rights
For a further description of the MSR asset, interest rate risk management, and the valuation methodology of MSRs, see Notes 3 and 17 on pages 151-152 and 214-217, respectively, of JPMorgan Chase’s 2009 Annual Report.
The following table summarizes MSR activity for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
(in millions, except where otherwise noted)	2010	2009

Fair value at the beginning of the period	$15,531	$9,403
MSR activity
Originations of MSRs	689	994
Purchase of MSRs	14	2

Total net additions	703	996
Change in valuation due to inputs and assumptions(a)	(96)	1,310
Other changes in fair value(b)	(607)	(1,075)

Total change in fair value of MSRs(c)	(703)	$235

Fair value at March 31(d)	$15,531	$10,634

Change in unrealized gains/(losses) included in income related to MSRs held at March 31	$(96)	$1,310

Contractual service fees, late fees and other ancillary fees included in income	$1,132	$1,207

Third-party mortgage loans serviced at March 31 (in billions)	$1,084	$1,161

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. Also represents total realized and unrealized gains/(losses) included in net income using significant unobservable inputs (level 3).

(b)	Includes changes in MSR value due to modeled servicing portfolio runoff (or time decay). Represents the impact of cash settlements using significant unobservable inputs (level 3).

(c)	Includes $(2) million related to changes in commercial real estate for both the three months ended March 31, 2010 and 2009.

(d)	Includes $39 million and $53 million related to commercial real estate at March 31, 2010 and 2009, respectively.
The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
(in millions)	2010	2009

RFS mortgage fees and related income
Production revenue(a)	$1	$481

Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	1,107	1,222
Other changes in MSR asset fair value(b)	(605)	(1,073)

Total operating revenue	502	149

Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model(c)	(96)	1,310
Derivative valuation adjustments and other	248	(307)

Total risk management	152	1,003

Total RFS net mortgage servicing revenue	654	1,152

All other(d)	3	(32)

Mortgage fees and related income	$658	$1,601

(a)	Losses related to the repurchase of previously-sold loans are recorded as a reduction to production revenue. These losses totaled $432 million and $220 million for the quarters ended March 31, 2010 and 2009, respectively.

(b)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). Represents the impact of cash settlements using significant unobservable inputs (level 3).

(c)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. Also represents total realized and unrealized gains/(losses) included in net income using significant unobservable inputs (level 3).

(d)	Primarily represents risk management activities performed by the Chief Investment Office (“CIO”) in the Corporate sector, including $(2) million related to Commercial Bank MSRs for the three months ended March 31, 2010.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2010, and December 31, 2009; and it outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in those assumptions.

(in millions, except rates)	March 31, 2010	December 31, 2009

Weighted-average prepayment speed assumption (CPR)	11.53%	11.37%
Impact on fair value of 10% adverse change	$(868)	$(896)
Impact on fair value of 20% adverse change	(1,675)	(1,731)

Weighted-average option adjusted spread	4.35%	4.63%
Impact on fair value of 100 basis points adverse change	$(630)	$(641)
Impact on fair value of 200 basis points adverse change	(1,211)	(1,232)

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
Other intangible assets
For the three months ended March 31, 2010, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangible assets decreased $238 million, primarily reflecting amortization expense.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	March 31, 2010			December 31, 2009
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
(in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,787	$4,634	$1,153	$5,783	$4,537	$1,246
Other credit card-related intangibles	902	229	673	894	203	691
Core deposit intangibles	4,280	3,156	1,124	4,280	3,073	1,207
Other intangibles	2,176	743	1,433 (a)	2,200	723	1,477

(a)	The decrease from December 2009 includes the elimination of servicing assets for auto and student loans as a result of the adoption of new accounting guidance.
Amortization expense
The Firm’s intangible assets with finite lives are amortized over their useful lives in a manner that best reflects the economic benefits of the intangible asset. The $517 million of intangible assets related to asset management advisory contracts were determined to have an indefinite life and are not amortized.
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended March 31,
(in millions)	2010	2009

Purchased credit card relationships	$97	$116
Other credit card-related intangibles	26	23
Core deposit intangibles	83	99
Other intangibles(a)	37	37

Total amortization expense	$243	$275

(a)	Excludes amortization expense related to servicing assets on securitized automobile loans, which is recorded in lending- and deposit-related fees and were $1 million for the three months ended March 31, 2009. Effective January 1, 2010, the Firm adopted new accounting guidance which resulted in the elimination of those servicing assets.

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets.

		Other credit		Other
	Purchased credit	card-related	Core deposit	intangible
For the year: (in millions)	card relationships	intangibles	intangibles	assets	Total

2010(a)	$355	$103	$329	$129	$916
2011	291	103	284	118	796
2012	253	106	240	114	713
2013	213	106	195	110	624
2014	110	102	103	98	413

(a)	Includes $97 million, $26 million, $83 million and $37 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first three months of 2010.
NOTE 17 — DEPOSITS
For further discussion of deposits, see Note 19 on page 218 in JPMorgan Chase’s 2009 Annual Report.
At March 31, 2010, and December 31, 2009, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2010	December 31, 2009

U.S. offices:
Noninterest-bearing	$210,982	$204,003
Interest-bearing
Demand(a)	16,164	15,964
Savings(b)	311,887	297,949
Time (included $2,162 and $1,463 at fair value at March 31, 2010, and December 31, 2009, respectively)	108,863	125,191
Non-U.S. offices:
Noninterest-bearing	10,062	8,082
Interest-bearing
Demand	184,892	186,885
Savings	633	661
Time (included $2,646 and $2,992 at fair value at March 31, 2010, and December 31, 2009, respectively)	81,820	99,632

Total	$925,303	$938,367

(a)	Represents Negotiable Order of Withdrawal (“NOW”) accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).
NOTE 18 — OTHER BORROWED FUNDS
The following table details the components of other borrowed funds.

(in millions)	March 31, 2010	December 31, 2009

Advances from Federal Home Loan Banks(a)	$19,828	$27,847
Other	29,153	27,893

Total other borrowed funds(b)	$48,981	$55,740

(a)	Maturities of advances from the FHLBs are $16.6 billion, and $2.2 billion in each of the 12-month periods ending March 31, 2011 and 2013, respectively, and $927 million maturing after March 31, 2015. Maturities for the 12-month periods ending March 31, 2012, 2014 and 2015 were not material.

(b)	Includes other borrowed funds of $6.2 billion and $5.6 billion accounted for at fair value at March 31, 2010, and December 31, 2009, respectively.

NOTE 19 — EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 25 on page 224 of JPMorgan Chase’s 2009 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
(in millions, except per share amounts)	2010	2009

Basic earnings per share

Net income	$3,326	$2,141
Less: Preferred stock dividends	162	529

Net income applicable to common equity	3,164	1,612
Less: Dividends and undistributed earnings allocated to participating securities	190	93

Net income applicable to common stockholders	$2,974	$1,519
Total weighted-average basic shares outstanding	3,970.5	3,755.7

Net income per share	$0.75	$0.40

	Three months ended March 31,
(in millions, except per share amounts)	2010	2009

Diluted earnings per share

Net income applicable to common stockholders	$2,974	$1,519
Total weighted-average basic shares outstanding	3,970.5	3,755.7
Add: Employee stock options and SARs(a)	24.2	3.0

Total weighted-average diluted shares outstanding(b)	3,994.7	3,758.7

Net income per share	$0.74	$0.40

(a)	Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and warrants originally issued under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock totaling 239 million and 363 million shares for the three months ended March 31, 2010 and 2009, respectively.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.
NOTE 20 — ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Accumulated other comprehensive income/(loss) includes the after-tax change in unrealized gains and losses on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities and net loss and prior service cost/(credit) related to the Firm’s defined benefit pension and OPEB plans.

							Net loss and prior
							service costs/(credit)	Accumulated
Three months ended	Unrealized		Translation				of defined benefit	other
March 31, 2010	gains/(losses) on		adjustments,				pension and	comprehensive
(in millions)	AFS securities(b)		net of hedges		Cash flow hedges		OPEB plans	income/(loss)

Balance at January 1, 2010	$2,032	(c)	$(16)		$181		$(2,288)	$(91)

Cumulative effect of changes in accounting principles(a)	(129)		—		—		—	(129)
Net change	796	(d)	31	(e)	85	(f)	69 (g)	981

Balance at March 31, 2010	$2,699	(c)	$15		$266		$(2,219)	$761

					Net loss and prior
					service costs/(credit)	Accumulated
Three months ended	Unrealized	Translation			of defined benefit	other
March 31, 2009	gains/(losses) on	adjustments,			pension and	comprehensive
(in millions)	AFS securities(b)	net of hedges		Cash flow hedges	OPEB plans	income/(loss)

Balance at January 1, 2009	$(2,101)	$(598)		$(202)	$(2,786)	$(5,687)
Net change	1,162 (d)	(116	)(e)	151 (f)	— (g)	1,197

Balance at March 31, 2009	$(939)	$(714)		$(51)	$(2,786)	$(4,490)

(a)	Reflects the effect of adoption of new consolidation guidance related to VIEs. The decrease in accumulated other comprehensive income is a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation. For further discussion, see Note 15 on pages 131-142 of this Form 10-Q.

(b)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.

(c)	Includes after-tax unrealized losses of $(193) million and $(226) million not related to credit on debt securities for which credit losses have been recognized in income at March 31, 2010, and December 31, 2009, respectively.

(d)	The net change for the quarter ended March 31, 2010, was due primarily to the narrowing of spreads on commercial and nonagency residential mortgage-backed securities as well as on collateralized loan obligations; also reflects increased market value on pass through agency residential mortgage-backed securities. The net change for the quarter ended March 31, 2009, was due primarily to the narrowing of spreads on U.S. government agency mortgage-backed securities.

(e)	Includes $(170) million and $(226) million at March 31, 2010 and 2009, respectively, of after-tax gains/(losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, partially offset by $201 million and $110 million, respectively, of after-tax gains/(losses) on hedges. The Firm may not hedge its entire exposure to foreign currency translation on net investments in foreign operations.

(f)	The net change for the quarter ended March 31, 2010, included $83 million of after-tax losses recognized in income, and $2 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income. The net change for the quarter ended March 31, 2009, included $52 million of after-tax gains recognized in income and $203 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income.

(g)	The net changes for the three months ended March 31, 2010 and 2009, were primarily due to after-tax adjustments based on the final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension plans (for 2009 and 2008, respectively); and the amortization of net loss and prior service credit into net periodic benefit cost. The net change for 2009 also included an offset for a change in tax rates.
NOTE 21 — COMMITMENTS AND CONTINGENCIES
For a discussion of the Firm’s commitments and contingencies, see Note 30 on page 230 of JPMorgan Chase’s 2009 Annual Report.
Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation. At March 31, 2010, the Firm and its subsidiaries were named as a defendant or were otherwise involved in several thousand legal proceedings, investigations and litigations in various jurisdictions around the world. The Firm’s material legal proceedings are described in Item 1: Legal Proceedings on pages 163 - 170 of this Form 10-Q, to which reference is hereby made.
The Firm has established reserves for several hundred of its cases. The Firm accrues for a litigation-related liability when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its litigations, proceedings and investigations each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards as appropriate, based on management’s best judgment after consultation with counsel. In the first quarter of 2010, the Firm added approximately $2.9 billion to its litigation reserves, primarily related to mortgage-related litigation, including mortgage-related lawsuits arising from actions taken by the Firm and certain of its heritage firms. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
The Firm’s legal proceedings range from cases involving a single plaintiff to class action lawsuits with classes involving thousands of plaintiffs. These cases involve each of the various lines of business of the Firm and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel factual claims or legal theories. While some cases pending against the Firm specify the damages claimed by the plaintiff, many seek an indeterminate amount of damages or are at very early stages. The Firm does not believe a meaningful aggregate range of reasonably possible losses (as defined by the relevant accounting literature) can be determined for asserted and probable unasserted claims as of March 31, 2010.
The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding litigations, and it intends to defend itself vigorously in all its cases.
Based upon its current knowledge, after consultation with counsel and after taking into consideration its current litigation reserves, the Firm believes that the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the Firm’s consolidated financial condition. However, in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.

NOTE 22 — OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS, GUARANTEES AND OTHER COMMITMENTS
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees often expire without being drawn, and even higher proportions expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For a discussion of off-balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.
To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on page 130 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2010, and December 31, 2009. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.
Off-balance sheet lending-related financial instruments, guarantees and other commitments

	Contractual amount		Carrying value(i)
	March 31,	December 31,	March 31,	December 31,
(in millions)	2010	2009	2010	2009

Lending-related
Consumer:
Home equity — senior lien	$18,870	$19,246	$—	$—
Home equity — junior lien	35,653	37,231	—	—
Prime mortgage	1,136	1,654	—	—
Subprime mortgage	—	—	—	—
Option ARMs	—	—	—	—
Auto loans	6,250	5,467	5	7
Credit card	556,207	569,113	—	—
All other loans	10,334	11,229	5	5

Total consumer	628,450	643,940	10	12

Wholesale:
Other unfunded commitments to extend credit(a)(b)	192,253	192,145	412	356
Asset purchase agreements(b)	—	22,685	—	126
Standby letters of credit and financial guarantees(a)(c)(d)	90,364	91,485	877	919
Unused advised lines of credit	39,077	35,673	—	—
Other letters of credit(a)(d)	5,227	5,167	1	1

Total wholesale	326,921	347,155	1,290	1,402

Total lending-related	$955,371	$991,095	$1,300	$1,414

Other guarantees and commitments
Securities lending guarantees(e)	$171,529	$170,777	$ NA	$ NA
Derivatives qualifying as guarantees(f)	81,846	87,191	569	762
Equity investment commitments(g)	2,400	2,374	—	—
Building purchase commitment	670	670	—	—
Loan sale and securitization-related indemnifications:
Repurchase liability(h)	NA	NA	1,982	1,705
Loans sold with recourse	11,508	13,544	162	271

(a)	At March 31, 2010, and December 31, 2009, represents the contractual amount net of risk participations totaling $1.6 billion and $643 million, respectively, for other unfunded commitments to extend credit; $25.4 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $630 million and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve Board these commitments are shown gross of risk participations.

(b)	Upon the adoption of the new consolidation guidance related to VIEs, $24.2 billion of lending-related commitments between the Firm and the Firm-administered multi-seller conduits were eliminated upon consolidation. The decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments directly between the multi-seller conduits and clients. These unfunded commitments of the consolidated conduits are now included as off-balance sheet lending-related commitments of the Firm.

(c)	Includes unissued standby letters of credit commitments of $40.0 billion and $38.4 billion at March 31, 2010, and December 31, 2009, respectively.

(d)	At March 31, 2010, and December 31, 2009, JPMorgan Chase held collateral relating to $32.9 billion and $31.5 billion, respectively, of standby letters of credit; and $1.5 billion and $1.3 billion, respectively, of other letters of credit.

(e)	Collateral held by the Firm in support of securities lending indemnification agreements totaled $175.2 billion and $173.2 billion at March 31, 2010, and December 31, 2009, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees. The carrying value at March 31, 2010, and December 31, 2009, reflects derivative payables of $790 million and $981 million, respectively, less derivative receivables of $221 million and $219 million, respectively.

(g)	Includes unfunded commitments to third-party private equity funds of $1.4 billion and $1.5 billion at March 31, 2010, and December 31, 2009, respectively. Also includes unfunded commitments for other equity investments of $980 million and $897 million at March 31, 2010, and December 31, 2009, respectively. These commitments include $1.4 billion and $1.5 billion at March 31, 2010, and December 31, 2009, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 96-107 of this Form 10-Q.

(h)	Represents estimated repurchase liability related to indemnifications for breaches of representations and warranties in loan sale and securitization agreements. For additional information, see Loan sale and securitization-related indemnifications on pages 151-152 of this Note.

(i)	For lending-related products, the carrying value represents the allowance for lending-related commitments and the fair value of the guarantee liability. For derivative-related products, the carrying value represents the fair value. For all other products the carrying value represents the valuation reserve.
Other unfunded commitments to extend credit
Other unfunded commitments to extend credit include commitments to U.S. states and municipalities, hospitals and other not-for-profit entities to provide funding for periodic tenders of their variable-rate demand bond obligations or commercial paper. Performance by the Firm is required in the event that the variable-rate demand bonds or commercial paper cannot be remarketed to new investors. The amount of commitments related to variable-rate demand bonds and commercial paper of U.S. states and municipalities, hospitals and not-for-profit entities was $22.1 billion and $23.3 billion at March 31, 2010, and December 31, 2009, respectively. Similar commitments exist to extend credit in the form of liquidity facility agreements with nonconsolidated municipal bond VIEs. For further information, see Note 15 on pages 131-142 of this Form 10-Q.
Also included in other unfunded commitments to extend credit are commitments to investment- and noninvestment-grade counterparties in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. The amounts of commitments related to leveraged acquisitions at March 31, 2010, and December 31, 2009, were $2.8 billion and $2.9 billion, respectively. For further information, see Note 3 and Note 4 on pages 96-107 and 108-109 respectively, of this Form 10-Q.
Guarantees
The Firm considers the following off-balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off-balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report. The amount of the liability related to guarantees recorded at March 31, 2010, and December 31, 2009, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was $360 million and $475 million, respectively.
Standby letters of credit
Standby letters of credit (“SBLC”) and financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $878 million and $920 million at March 31, 2010, and December 31, 2009, respectively, which was classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values include $518 million and $553 million, respectively, for the allowance for lending-related commitments, and $360 million and $367 million, respectively, for the fair value of the guarantee liability.
The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of March 31, 2010, and December 31, 2009.

Standby letters of credit and financial guarantees and other letters of credit

	March 31, 2010		December 31, 2009
	Standby letters of		Standby letters of
	credit and other	Other letters	credit and other	Other letters
(in millions)	financial guarantees	of credit	financial guarantees	of credit

Investment-grade(a)	$65,277	$4,038	$66,786	$3,861
Noninvestment-grade(a)	25,087	1,189	24,699	1,306

Total contractual amount(b)	$90,364 (c)	$5,227	$91,485 (c)	$5,167

Allowance for lending-related commitments	$517	$1	$552	$1
Commitments with collateral	32,897	1,502	31,454	1,315

(a)	Ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

(b)	At March 31, 2010, and December 31, 2009, represents contractual amount net of risk participations totaling $25.4 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $630 million and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve Board these commitments are shown gross of risk participations.

(c)	Includes unissued standby letters of credit commitments of $40.0 billion and $38.4 billion at March 31, 2010, and December 31, 2009, respectively.
Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that meet the characteristics of a guarantee under U.S. GAAP. The total notional value of the derivatives that the Firm deems to be guarantees was $81.8 billion and $87.2 billion at March 31, 2010, and December 31, 2009, respectively. The notional value generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees, although exposure to certain stable value derivatives is contractually limited to a substantially lower percentage of the notional value. The fair value of the contracts reflects the probability of whether the Firm will be required to perform under the contract. The fair value related to derivative guarantees were derivative payables of $790 million and $981 million and derivative receivables of $221 million and $219 million at March 31, 2010, and December 31, 2009, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 110-116 of this Form 10-Q, and Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.
Loan sale- and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
As part of the Firm’s loan sale and securitization activities, the Firm generally makes representations and warranties in its loan sale and securitization agreements that the loans sold meet certain requirements. These agreements may require the Firm (including in its roles as a servicer) to repurchase the loan, purchase the property if the loan has already been foreclosed upon, and/or reimburse the purchaser for losses if the foreclosed property has been liquidated (commonly referred to as a “make-whole payment”) if the Firm is deemed to have breached such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches under these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense. At March 31, 2010, and December 31, 2009, the Firm had recorded repurchase liabilities of $2.0 billion and $1.7 billion, respectively, which are reported in accounts payable and other liabilities net of probable recoveries from third parties. The Firm does not believe a meaningful range of reasonably possible loss (as defined by the relevant accounting literature) related to its repurchase liability can be determined for asserted and probable unasserted claims as of March 31, 2010.
For additional information, see Note 13 and Note 15 on pages 192-196 and 198-205, respectively, of JPMorgan Chase’s 2009 Annual Report, and Note 13 and Note 15 on pages 125-129 and 131-142, respectively, of this Form 10-Q.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At March 31, 2010, and December 31, 2009, the unpaid principal balance of loans sold with recourse totaled $11.5 billion and $13.5 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under this guarantee, was $162 million and $271 million at March 31, 2010, and December 31, 2009, respectively.
Building purchase commitment
In connection with the Bear Stearns merger, the Firm succeeded to an operating lease arrangement for the building located at 383 Madison Avenue in New York City (the “Synthetic Lease”). Under the terms of the Synthetic Lease, the Firm was obligated to a maximum residual value guarantee of approximately $670 million if the building were sold and the proceeds of the sale were insufficient to satisfy the lessor’s debt obligation. The Firm subsequently served notice to the lessor indicating the Firm will purchase the property on the expiration date of the lease, November 1, 2010. Accordingly, the residual value guarantee has been reclassified as a building purchase commitment.
NOTE 23 — BUSINESS SEGMENTS
The Firm is managed on a line of business basis. There are six major reportable business segments — Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 17 of this Form 10-Q, and pages 53-54 and Note 34 on pages 237-239 of JPMorgan Chase’s 2009 Annual Report.
Segment results
The following tables provide a summary of the Firm’s segment results for the three months ended March 31, 2010, and 2009, on a managed basis. Prior to the January 1, 2010, adoption of the new consolidation guidance related to VIEs, the impact of credit card securitization adjustments had been included in reconciling items so that the total Firm results are on a reported basis. Finally, total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense/(benefit).
Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to each line of business with the changes anticipated to occur in the business, and in the competitive and regulatory landscape. The lines of business are now capitalized based on the Tier 1 common standard, rather than the Tier 1 capital standard.
Segment results and reconciliation(a)

Three months ended March 31, 2010	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(e)	Banking

Noninterest revenue	$6,191	$2,752	$758	$500
Net interest income	2,128	5,024	3,689	916

Total net revenue	8,319	7,776	4,447	1,416
Provision for credit losses	(462)	3,733	3,512	214
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	4,838	4,242	1,402	539

Income/(loss) before income tax expense/(benefit)	3,943	(199)	(467)	663
Income tax expense/(benefit)	1,472	(68)	(164)	273

Net income/(loss)	$2,471	$(131)	$(303)	$390

Average common equity(d)	$40,000	$28,000	$15,000	$8,000
Average assets	676,122	393,867	156,968	133,013
Return on average common equity	25%	(2)%	(8)%	20%
Overhead ratio	58	55	32	38

Three months ended March 31, 2010	Treasury &		Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Asset Management	Private Equity	Items(e)(f)	Total

Noninterest revenue	$1,146	$1,774	$1,281	$(441)	$13,961
Net interest income	610	357	1,076	(90)	13,710

Total net revenue	1,756	2,131	2,357	(531)	27,671
Provision for credit losses	(39)	35	17	—	7,010
Credit reimbursement (to)/from TSS(b)	(30)	—	—	30	—
Noninterest expense(c)	1,325	1,442	2,336	—	16,124

Income/(loss) before income tax expense/(benefit)	440	654	4	(501)	4,537
Income tax expense/(benefit)	161	262	(224)	(501)	1,211

Net income	$279	$392	$228	$—	$3,326

Average common equity(d)	$6,500	$6,500	$52,094	$—	$156,094
Average assets	38,273	62,525	577,912	NA	2,038,680
Return on average common equity	17%	24%	NM	NM	8%
Overhead ratio	75	68	NM	NM	58

Segment results and reconciliation(a)

Three months ended March 31, 2009	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(e)	Banking

Noninterest revenue	$5,669	$3,597	$647	$422
Net interest income	2,702	5,238	4,482	980

Total net revenue	8,371	8,835	5,129	1,402
Provision for credit losses	1,210	3,877	4,653	293
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	4,774	4,171	1,346	553

Income/(loss) before income tax expense/(benefit)	2,387	787	(870)	556
Income tax expense/(benefit)	781	313	(323)	218

Net income/(loss)	$1,606	$474	$(547)	$338

Average common equity(d)	$33,000	$25,000	$15,000	$8,000
Average assets	733,166	423,472	201,200	144,298
Return on average common equity	20%	8%	(15)%	17%
Overhead ratio	57	47	26	39

Three months ended March 31, 2009	Treasury &		Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Asset Management	Private Equity	Items(e)(f)	Total

Noninterest revenue	$1,148	$1,300	$(1,298)	$173	$11,658
Net interest income/(loss)	673	403	989	(2,100)	13,367

Total net revenue	1,821	1,703	(309)	(1,927)	25,025
Provision for credit losses	(6)	33	—	(1,464)	8,596
Credit reimbursement (to)/from TSS(b)	(30)	—	—	30	—
Noninterest expense(c)	1,319	1,298	(88)	—	13,373

Income/(loss) before income tax expense/(benefit)	478	372	(221)	(433)	3,056
Income tax expense/(benefit)	170	148	41	(433)	915

Net income/(loss)	$308	$224	$(262)	$—	$2,141

Average common equity(d)	$5,000	$7,000	$43,493	$—	$136,493
Average assets	38,682	58,227	550,856	(82,782)	2,067,119
Return on average common equity	25%	13%	NM	NM	5%
Overhead ratio	72	76	NM	NM	53

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s lines of business results on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.

(b)	In the second quarter of 2009, IB began reporting credit reimbursement from TSS as a component of total net revenue, whereas TSS continues to report its credit reimbursement to IB as a separate line item on its income statement (not part of net revenue). Reconciling items include an adjustment to offset IB’s inclusion of the credit reimbursement in total net revenue.

(c)	Includes merger costs, which are reported in the Corporate/Private Equity segment. Merger costs attributed to the business segments for the three months ended March 31, 2010 and 2009, were as follows.

	Three months ended March 31,
(in millions)	2010	2009

Investment Bank	$—	$15
Retail Financial Services	—	93
Card Services	—	28
Commercial Banking	—	3
Treasury & Securities Services	—	3
Asset Management	—	1
Corporate/Private Equity	—	62

(d)	Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to each line of business with the changes anticipated to occur in the business, and in the competitive and regulatory landscape.

(e)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Prior to the adoption of the new guidance, managed results for credit card excluded the impact of credit card securitizations on total net revenue, provision for credit losses and average assets, as JPMorgan Chase treated the sold receivables as if they were still on the balance sheet in evaluating the credit performance of the entire managed credit card portfolio, as operations are funded, and decisions are made about allocating resources, such as employees and capital, based on managed information. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

	Three months ended March 31,
(in millions)	2010	2009

Noninterest revenue	NA	$(540)
Net interest income	NA	2,004
Provision for credit losses	NA	1,464
Average assets	NA	82,782

(f)	Segment managed results reflect revenue on a tax-equivalent basis, with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three months ended March 31, 2010 and 2009, were as follows.

	Three months ended March 31,
(in millions)	2010	2009

Noninterest revenue	$411	$337
Net interest income	90	96
Income tax expense	501	433

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended March 31, 2010				Three months ended March 31, 2009
	Average			Rate	Average		Rate
	balance	Interest		(annualized)	balance	Interest	(annualized)

Assets

Deposits with banks	$64,229	$95		0.60%	$88,587	$443	2.03%
Federal funds sold and securities purchased under resale agreements	170,036	407		0.97	160,986	650	1.64
Securities borrowed	114,636	29		0.10	120,752	86	0.29
Trading assets — debt instruments	248,089	2,791		4.56	252,098	3,275	5.27

Securities	337,441	2,944		3.54 (b)	281,420	2,886	4.16 (b)
Loans	725,136	10,576		5.91	726,959	10,517	5.87
Other assets	27,885	93		1.36	27,411	165	2.44

Total interest-earning assets	1,687,452	16,935		4.07	1,658,213	18,022	4.41
Allowance for loan losses	(38,937)				(23,407)
Cash and due from banks	30,023				27,213
Trading assets — equity instruments	83,674				62,748
Trading assets — derivative receivables	78,683				142,243
Goodwill	48,542				48,071
Other intangible assets:
Mortgage servicing rights	15,155				11,141
Purchased credit card relationships	1,197				1,583
Other intangibles	3,110				3,860
Other assets	129,781				135,454

Total assets	$2,038,680				$2,067,119

Liabilities

Interest-bearing deposits	$677,431	$844		0.51%	$736,460	$1,686	0.93%
Federal funds purchased and securities loaned or sold under repurchase agreements	271,934	(31)	(c)	(0.05) (c)	226,110	202	0.36
Commercial paper	37,461	17		0.19	33,694	39	0.47
Trading liabilities — debt instruments	65,154	544		3.39	40,214	363	3.66
Other borrowings and liabilities(a)	123,321	171		0.56	196,459	487	1.01
Beneficial interests issued by consolidated VIEs	98,104	330		1.36	9,757	38	1.57
Long-term debt	262,503	1,260		1.95	258,732	1,744	2.73

Total interest-bearing liabilities	1,535,908	3,135		0.83	1,501,426	4,559	1.23
Noninterest-bearing deposits	200,075				197,834
Trading liabilities — derivative payables	59,053				94,944
Trading liabilities — equity instruments	5,728				14,654
All other liabilities, including the allowance for lending-related commitments	73,670				89,811

Total liabilities	1,874,434				1,898,669

Stockholders’ equity
Preferred stock	8,152				31,957
Common stockholders’ equity	156,094				136,493

Total stockholders’ equity	164,246				168,450

Total liabilities and stockholders’ equity	$2,038,680				$2,067,119

Interest rate spread				3.24%			3.18%
Net interest income and net yield on interest-earning assets		$13,800		3.32%		$13,463	3.29%

(a)	Includes securities sold but not yet purchased.

(b)	For the quarters ended March 31, 2010 and 2009, the annualized rates for AFS securities, based on amortized cost, were 3.59% and 4.10%, respectively.

(c)	Reflects a benefit from the favorable market environments for dollar-roll financings in the first quarter of 2010.

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
Assets under management: Represent assets actively managed by Asset Management on behalf of Institutional, Retail, Private Bank, Private Wealth Management and JPMorgan Securities clients. Includes committed capital not called on which AM earns fees. Excludes assets managed by American Century Companies, Inc. in which the Firm has a 42% ownership interest as of March 31, 2010.
Assets under supervision: Represent assets under management, as well as custody, brokerage, administration and deposit accounts.
Average managed assets: Refers to total assets on the Firm’s Consolidated Balance Sheets plus credit card receivables that have been securitized and removed from the Firm’s Consolidated Balance Sheets, for periods ended prior to the January 1, 2010, adoption of new FASB guidance requiring the consolidation of the Firm-sponsored credit card securitization trusts.
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
Credit card securitizations: For periods ended prior to the January 1, 2010, adoption of new guidance relating to consolidation of VIEs, Card Services’ results were presented on a “managed” basis that assumed that credit card loans that had been securitized and sold in accordance with U.S. GAAP remained on the Consolidated Balance Sheets and that earnings on the securitized loans were classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. “Managed” results excluded the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization did not change reported net income; however, it did affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets.
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
IASB: International Accounting Standards Board.
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
Managed credit card receivables: Refers to credit card receivables on the Firm’s Consolidated Balance Sheets plus credit card receivables that have been securitized and removed from the Firm’s Consolidated Balance Sheets, for periods ended prior to the January 1, 2010, adoption of new guidance requiring the consolidation of the Firm-sponsored credit card securitization trusts.
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
Option ARMs
The option ARM real estate loan product is an adjustable-rate mortgage loan that provides the borrower with the option each month to make a fully amortizing, interest-only or minimum payment. The minimum payment on an option ARM loan is based on the interest rate charged during the introductory period. This introductory rate has usually been significantly below the fully indexed rate. The fully indexed rate is calculated using an index rate plus a margin. Once the introductory period ends, the contractual interest rate charged on the loan increases to the fully indexed rate and adjusts monthly to reflect movements in the index. The minimum payment is typically insufficient to cover interest accrued in the prior month, and any unpaid interest is deferred and added to the principal balance of the loan.

Prime
Prime mortgage loans generally have low default risk and are made to borrowers with good credit records and a monthly income that is at least three to four times greater than their monthly housing expense (mortgage payments plus taxes and other debt payments). These borrowers provide full documentation and generally have reliable payment histories.
Subprime
Subprime loans are designed for customers with one or more high risk characteristics, including but not limited to: (i) unreliable or poor payment histories; (ii) a high loan-to-value (“LTV”) ratio of greater than 80% (without borrower-paid mortgage insurance); (iii) a high debt-to-income ratio; (iv) an occupancy type for the loan is other than the borrower’s primary residence; or (v) a history of delinquencies or late payments on the loan.
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
Preprovision profit: The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.
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
Purchased credit-impaired loans: Acquired loans deemed to be credit-impaired under the FASB guidance for purchased credit-impaired loans. The guidance allows purchasers to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics (e.g., FICO score, geographic location). A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Wholesale loans were determined to be credit-impaired if they meet the definition of an impaired loan under U.S. GAAP at the acquisition date. Consumer loans are determined to be purchased credit-impaired based on specific risk characteristics of the loan, including product type, LTV ratios, FICO scores, and past due status.
Real estate investment trust (“REIT”): A special purpose investment vehicle that provides investors with the ability to participate directly in the ownership or financing of real-estate related assets by pooling their capital to purchase and manage income property (i.e., equity REIT) and/or mortgage loans (i.e., mortgage REIT). REITs can be publicly- or privately-held and they also qualify for certain favorable tax considerations.
Receivables from customers: Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets for the wholesale lines of business.
Reported basis: Financial statements prepared under U.S. GAAP, which excludes the impact of taxable-equivalent adjustments. For periods ended prior to the January 1, 2010, adoption of new guidance requiring the consolidation of the Firm-sponsored credit card securitization trusts, the reported basis included the impact of credit card securitizations.
Retained Loans: Loans that are held for investment excluding loans held-for-sale and loans at fair value.

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
Equity markets primarily include client and portfolio management revenue related to market-making across global equity products, including cash instruments, derivatives and convertibles.
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
Mortgage banking revenue comprises the following:
Production revenue includes net gains or losses on originations and sales of prime and subprime mortgage loans, other production-related fees and losses related to the repurchase of previously-sold loans.
Net mortgage servicing revenue includes the following components:
(a)	Operating revenue comprises:
–	all gross income earned from servicing third-party mortgage loans, including stated service fees, excess service fees, late fees and other ancillary fees; and

–	modeled servicing portfolio runoff (or time decay).
(b)	Risk management comprises:
–	changes in MSR asset fair value due to market-based inputs, such as interest rates and volatility, as well as updates to assumptions used in the MSR valuation model; and

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
Correspondent negotiated transactions (“CNTs”) — These transactions occur when mid-to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm, on an as-originated basis, and exclude purchased bulk servicing transactions. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and rising-rate periods.

Card Services
Description of selected business metrics within CS:
Sales volume — Dollar amount of cardmember purchases, net of returns.
Open accounts — Cardmember accounts with charging privileges.
Merchant acquiring business — A business that processes bank card transactions for merchants.
Bank card volume — Dollar amount of transactions processed for merchants.
Total transactions — Number of transactions and authorizations processed for merchants.
Commercial Banking
CB Client Segments:
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
CB revenue:
Lending includes a variety of financing alternatives, which are primarily provided on a basis secured by receivables, inventory, equipment, real estate or other assets. Products include term loans, revolving lines of credit, bridge financing, asset-based structures and leases.
Treasury services includes a broad range of products and services enabling clients to transfer, invest and manage the receipt and disbursement of funds, while providing the related information reporting. These products and services include U.S. dollar and multi-currency clearing, ACH, lockbox, disbursement and reconciliation services, check deposits, other check and currency-related services, trade finance and logistics solutions, commercial card and deposit products, sweeps and money market mutual funds.
Investment banking products provide clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools through loan syndications, investment-grade debt, asset-backed securities, private placements, high-yield bonds, equity underwriting, advisory, interest rate derivatives, foreign exchange hedges and securities sales.
CB selected business metrics:
Liability balances include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.
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
Description of selected business metrics within TSS:
Liability balances include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.
Asset Management
Assets under management — Represent assets actively managed by Asset Management on behalf of Institutional, Retail, Private Bank, Private Wealth Management and JPMorgan Securities clients. Includes Committed Capital not Called, on which AM earns fees. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 42% ownership interest as of March 31, 2010.
Assets under supervision — Represents assets under management as well as custody, brokerage, administration and deposit accounts.
Alternative assets — The following types of assets constitute alternative investments — Hedge funds, currency, real estate and private equity.
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
JPMorgan Securities provides investment advice and wealth management services to high-net-worth individuals, money managers, and small corporations.
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

•
ability of the Firm to develop new products and services, and the extent to which products or services previously sold by the Firm require the Firm to incur liabilities or absorb losses not contemplated at their initiation or origination;

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
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the MD&A on pages 81-84 of this Form 10-Q.
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
Part II Other Information
Item 1 Legal Proceedings
The following information supplements and amends the disclosure set forth under Part 1, Item 3 “Legal Proceedings” in the Firm’s 2009 Annual Report on Form 10-K.
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006 and March 14, 2008 (the “Class Period”). During the Class Period, Bear Stearns had between 115 and 120 million common shares outstanding, and the price of those securities declined from a high of $172.61 to low of $30 at the end of the period. The actions, originally commenced in several federal courts, allege that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. In connection with these allegations, the complaints assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Separately, several individual shareholders of Bear Stearns have commenced or threatened to commence arbitration proceedings and lawsuits asserting claims similar to those in the putative class actions.
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
Bear Stearns Merger Litigation. Seven putative class actions (five that were commenced in New York and two that were commenced in Delaware) were consolidated in New York State Court in Manhattan under the caption In re Bear Stearns Litigation. Bear Stearns, as well as its former directors and certain of its former executive officers, were named as defendants. JPMorgan Chase was also named as a defendant. The actions allege, among other things, that the individual defendants breached their fiduciary duties and obligations to Bear Stearns’ shareholders by agreeing to the proposed merger. The Firm was alleged to have aided and abetted the alleged breaches of fiduciary duty; breached its fiduciary duty as controlling shareholder/controlling entity; tortiously interfered with the Bear Stearns shareholders’ voting rights; and to have been unjustly enriched. In December 2008, the court granted summary judgment in favor of all the defendants. Plaintiffs did not file an appeal and the matter is concluded.
Bear Stearns Hedge Fund Matters. Bear Stearns, certain current or former subsidiaries of Bear Stearns, including Bear Stearns Asset Management, Inc. (“BSAM”) and Bear Stearns & Co. Inc., and certain current or former Bear Stearns employees are named defendants (collectively the “Bear Stearns defendants”) in multiple civil actions and arbitrations relating to alleged losses of more than $1 billion resulting from the failure of the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the “High Grade Fund”) and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd. (the “Enhanced Leverage Fund”) (collectively, the “Funds”). BSAM served as investment manager for both of the Funds, which were organized such that there were U.S. and Cayman Islands “feeder funds” that invested substantially all their assets, directly or indirectly, in the Funds. The Funds are in liquidation.
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
Municipal Derivatives Investigations and Litigation. The Department of Justice’s Antitrust Division and the Securities and Exchange Commission have been investigating JPMorgan Chase and Bear Stearns for possible antitrust and securities violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. A group of state attorneys general and the Office of the Comptroller of the Currency (“OCC”) have opened investigations into the same underlying conduct. The Firm has been cooperating with all of these investigations. The Philadelphia Office of the SEC provided notice to JPMorgan Securities Inc. (“JPMSI”) that it intends to recommend that the SEC bring civil charges in connection with its investigations. JPMSI has responded to that notice, as well as to a separate notice that that Philadelphia Office provided to Bear, Stearns & Co. Inc.
Purported class action lawsuits and individual actions (the “Municipal Derivatives Actions”) have been filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers, alleging antitrust violations in the reportedly $100 billion to $300 billion annual market for financial instruments related to municipal bond offerings referred to collectively as “municipal derivatives.” The Municipal Derivatives Actions have been consolidated in the United States District Court for the Southern District of New York. The court denied in part and granted in part defendants’ motions to dismiss the purported class and individual actions, permitting certain claims to proceed against the Firm and others under federal and California state antitrust laws and under the California false claims act.
As previously reported, following public reports of JPMSI’s settlement with the SEC in connection with certain Jefferson County, Alabama (the “County”) warrant underwritings and related swap transactions, the County filed a complaint against the Firm and several other defendants in the Circuit Court of Jefferson County, Alabama. The suit alleges that the Firm made payments to certain third parties in exchange for which it was chosen to underwrite more than $3 billion in warrants issued by the County and chosen as the counterparty for certain swaps executed by the County. In its complaint, Jefferson County alleges that the Firm concealed these third party payments and that, but for this concealment, the County would not have entered into the transactions. The County further alleges that the transactions increased the risks of its capital structure and that, following the downgrade of certain insurers that insured the warrants, the County’s interest obligations increased and the principal due on a portion of its outstanding warrants was accelerated. The Firm moved to dismiss.
A putative class action was filed on behalf of sewer ratepayers against JPMorgan Chase and Bear Stearns and numerous other defendants, based on substantially the same conduct described above (the “Wilson Action”). Defendants moved to dismiss the claims. The plaintiff in the Wilson Action recently filed a sixth amended complaint. The court has ordered that defendants file briefs in support of their motion to dismiss.
An insurance company that guaranteed the payment of principal and interest on warrants issued by the County has also filed an action against JPMorgan Chase and others in New York state court asserting that defendants fraudulently misled it into issuing the insurance coverage, based upon substantially the same alleged conduct described above and other alleged non-disclosures. Plaintiff claims that it insured an aggregate principal amount of nearly $1.2 billion in warrants, and seeks unspecified damages in excess of $400 million, as well as unspecified punitive damages.
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
Interchange Litigation. A group of merchants have filed a series of putative class action complaints in several federal courts. The complaints allege that VISA and MasterCard, as well as certain other banks and their respective bank holding companies, conspired to set the price of credit card interchange fees, enacted respective association rules in violation of Section 1 of the Sherman Act, and engaged in tying/bundling and exclusive dealing. The complaint seeks unspecified damages and injunctive relief based on the theory that interchange would be lower or eliminated but for the challenged conduct. Based on publicly available estimates, Visa and MasterCard branded payment cards generated approximately $40 billion of interchange industry-wide in 2009. All cases have been consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings. The amended consolidated class action complaint extended the claims beyond credit to debit cards. Defendants filed a motion to dismiss all claims that predated January 2004. The Court granted the motion to dismiss those claims. Plaintiffs then filed a second amended consolidated class action complaint. The basic theories of the complaint remain the same, and defendants again filed motions to dismiss. The Court has not yet ruled on the motions. Fact discovery has closed, and expert discovery in the case is ongoing. The plaintiffs have filed a motion seeking class certification, and the defendants have opposed that motion. The Court has not yet ruled on the class certification motion.

In addition to the consolidated class action complaint, plaintiffs filed supplemental complaints challenging the MasterCard and Visa IPOs (the “IPO Complaints”). With respect to MasterCard, plaintiffs allege that the offering violated Section 7 of the Clayton Act and Section 1 of the Sherman Act and that the offering was a fraudulent conveyance. With respect to the Visa IPO, plaintiffs are challenging the Visa IPO on antitrust theories parallel to those articulated in the MasterCard IPO pleading. Defendants have filed motions to dismiss the IPO Complaints. The Court has not yet ruled on those motions.
Mortgage-Backed Securities Litigation. JPMC and affiliates, heritage-Bear and affiliates and heritage Washington Mutual affiliates have been named as defendants in a number of cases relating to various roles they played in mortgage-backed securities (“MBS”) offerings. These cases are generally purported class action suits, actions by individual purchasers of securities, or actions by insurance companies that guaranteed payments of principal and interest for particular tranches. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for dozens of securitization trusts in the aggregate more than $140 billion of securities contained material misrepresentations and omissions, including statements regarding the underwriting standards pursuant to which the underlying mortgage loans were issued, the ratings given to the tranches by rating agencies, and the appraisal standards that were used.
Purported class actions are pending against JPMorgan Chase, heritage Bear Stearns, and certain of their affiliates and current and former employees in the United States District Courts for the Eastern and Southern Districts of New York. Defendants have moved to dismiss the action pending against heritage Bear Stearns entities and certain of their former employees. Heritage Washington Mutual affiliates, Washington Mutual Asset Acceptance Corp. and Washington Mutual Capital Corp., are defendants, along with certain former officers or directors of Washington Mutual Asset Acceptance Corp., in two now-consolidated purported class action cases pending in the Western District of Washington. In addition to allegations as to mortgage underwriting standards and ratings, plaintiffs in these cases allege that defendants failed to disclose Washington Mutual Bank’s alleged coercion of or collusion with appraisal vendors to inflate appraisal valuations of the loans in the pools. Defendants have moved to dismiss. In addition to the purported class actions, certain JPM entities and several heritage Bear Stearns entities are defendants in actions filed in state courts in Pennsylvania and Washington brought by the Federal Home Loan Banks of Pittsburgh and Seattle, respectively. These actions relate to each Federal Home Loan Bank’s purchases of certificates in MBS offerings. Defendants moved to dismiss the complaint brought by the FHLB of Pittsburgh. Defendants removed the action by FHLB Seattle to federal court, where it was consolidated with 10 other identical lawsuits by that FHLB against other financial services firms. FHLB of Seattle has moved to remand the consolidated cases back to state court. Two additional and virtually identical suits have been filed in California state court by the Federal Home Loan Bank of San Francisco against various financial services firms, including certain heritage Bear entities.
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
An action is pending in the United States District Court for the Southern District of New York brought on behalf of purchasers of certificates issued by various MBS securitizations sponsored by affiliates of IndyMac Bancorp (“IndyMac Trusts”). JPMSI, along with numerous other underwriters and individuals, is named as a defendant, both in its own capacity and as successor to Bear Stearns & Co. The defendants have moved to dismiss. JPMC and JPMSI are defendants in an action pending in state court in Pennsylvania brought by FHLB-Pittsburgh, relating to its purchase of a certificate issued by one IndyMac Trust. Defendants have moved to dismiss. JPMC, as alleged successor to Bear Stearns & Co., and other underwriters, along with certain individuals, are defendants in an action pending in state court in California brought by MBIA Insurance Corp. (“MBIA”) relating to certain certificates issued by three IndyMac trusts, as to two of which Bear Stearns was an underwriter, and as to which MBIA provided guaranty insurance policies. MBIA purports to be subrogated to the rights of the certificate holders, and seeks recovery of sums it has paid and will pay pursuant to those policies.

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
The Firm, on behalf of itself and affiliates, agreed to a settlement in principle with the New York Attorney General’s Office which provided, among other things, that the Firm would offer to purchase at par certain auction-rate securities purchased from J.P. Morgan Securities Inc., Chase Investment Services Corp. and Bear, Stearns & Co. Inc. by individual investors, charities, and small- to medium-sized businesses. The Firm also agreed to a substantively similar settlement in principle with the Office of Financial Regulation for the State of Florida and the North American Securities Administrator Association (“NASAA”) Task Force, which agreed to recommend approval of the settlement to all remaining states, Puerto Rico and the U.S. Virgin Islands. The Firm finalized the settlement agreements with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida. The settlement agreements provide for the payment of penalties totaling $25 million to all states. The Firm is currently in the process of finalizing consent agreements with NASAA’s member states. More than 30 of these consent agreements have been finalized to date.
The Firm is also the subject of a putative securities class action in the United States District Court for the Southern District of New York and a number of individual arbitrations and lawsuits in various forums, brought by institutional and individual investors that together allege damages of more than $200 million, relating to the Firm’s sales of auction-rate securities. One action is brought by an issuer of auction-rate securities. The actions generally allege that the Firm and other firms manipulated the market for auction-rate securities by placing bids at auctions that affected these securities’ clearing rates or otherwise supported the auctions without properly disclosing these activities. Some actions also allege that the Firm misrepresented that auction-rate securities were short-term instruments. Plaintiffs filed an amended consolidated complaint, which the Firm moved to dismiss. The Firm also filed a motion to transfer and coordinate before the Southern District five other purported auction-rate securities class actions. The Southern District subsequently denied the motion to dismiss the purported securities class action with leave to re-file upon resolution of the transfer motion.
Additionally, the Firm was named in two putative antitrust class actions in the United States District Court for the Southern District of New York, which actions allege that the Firm, in collusion with numerous other financial institution defendants, entered into an unlawful conspiracy in violation of Section 1 of the Sherman Act.
Specifically, the complaints allege that defendants acted collusively to maintain and stabilize the auction-rate securities market and similarly acted collusively in withdrawing their support for the auction-rate securities market in February 2008. On January 26, 2010, the District Court dismissed both actions. The appeal is currently pending in the Second Circuit Court of Appeals.
City of Milan Litigation and Criminal Investigation. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, National Association (“JPMCB”) and J.P. Morgan Securities Ltd. (together, “JPM”) in the District Court of Milan. The proceedings relate to (a) a bond issue by the City in June 2005 (the “Bond”) and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPM (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations by JPM (among others) in connection with the Swap and the Bond, together with related swap transactions with other counterparties. The civil proceedings continue and no trial date has been set as yet. JPMCB filed a challenge to the Italian Supreme Court’s jurisdiction over JPMCB. In January 2009, JPMCB also received a notice from the Prosecutor at the Court of Milan placing it and certain current and former JPM personnel under investigation in connection with the above transactions. Since April 2009, JPMCB has been contesting an attachment order obtained by the Prosecutor, purportedly to freeze assets potentially subject to confiscation in the event of a conviction. The original Euro 92 million attachment has been reduced to Euro 44.9 million, and JMPCB’s application for a further reduction remains pending. The judge has directed four current and former JPM personnel and JPMCB (as well as other individuals and three other banks) to go forward to a full trial starting in May 2010. Although the Firm is not charged with any crime and does not face criminal liability, if one or more of its employees were found guilty, the Firm could be subject to administrative sanctions, including restrictions on its ability to conduct business in Italy and monetary penalties.
Physical Segregation of Assets in U.K. Affiliate. The Firm discovered in July 2009 that one of its U.K. affiliates was not holding certain client money in a segregated trust status account with JPMCB as required by the rules of the U.K. Financial Services Authority (“FSA”). The Firm took immediate action to rectify the error and to notify the FSA. The matter is being reviewed by the FSA Enforcement Division.
Washington Mutual Litigations. Subsequent to JPMorgan Chase’s acquisition from the Federal Deposit Insurance Corporation (“FDIC”) of substantially all of the assets and certain specified liabilities of Washington Mutual Bank, Henderson Nevada (“Washington Mutual Bank”), in September 2008, Washington Mutual Bank’s parent holding company, Washington Mutual, Inc. (“WMI”) and its wholly-owned subsidiary, WMI Investment Corp. (together, the “Debtors”) both commenced voluntary cases under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Case”). In the Bankruptcy Case, the Debtors have asserted rights and interests in certain assets. The assets in dispute include principally the following: (a) approximately $4 billion in securities contributed by WMI to Washington Mutual Bank; (b) the right to tax refunds arising from overpayments attributable to operations of Washington Mutual Bank and its subsidiaries; (c) ownership of and other rights in approximately $4 billion that WMI contends are deposit accounts at Washington Mutual Bank and one of its subsidiaries; and (d) ownership of and rights in various other contracts and other assets (collectively, the “Disputed Assets”).
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
The Debtors submitted claims substantially similar to those submitted in the Bankruptcy Court in the FDIC receivership for, among other things, ownership of certain Disputed Assets, as well as claims challenging the terms of the agreement pursuant to which substantially all of the assets of Washington Mutual Bank were sold by the FDIC to JPMorgan Chase. The FDIC, as receiver, disallowed the Debtors’ claims and the Debtors filed an action against the FDIC in the United States District Court for the District of Columbia challenging the FDIC’s disallowance of the Debtors’ claims, claiming ownership of the Disputed Assets, and seeking money damages from the FDIC. JPMorgan Chase has intervened in the action. In January 2010, the District Court stayed the action pending developments in the Bankruptcy Court and ordered the parties to submit a joint status report every 120 days. In connection with the stay, the District Court denied WMI’s and the FDIC’s motions to dismiss without prejudice.
In addition, the Debtors moved in the Bankruptcy Court to take discovery from JPMorgan Chase purportedly related to a litigation originally filed in the 122nd State District Court of Galveston County, Texas (the “Texas Action”). JPMorgan Chase opposed the motion, but the Bankruptcy Court ordered that the discovery proceed. Debtors are also seeking related discovery from various third parties, including several government agencies. Plaintiffs in the Texas Action are certain holders of WMI common stock and the debt of WMI and Washington Mutual Bank who have sued JPMorgan Chase for unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at an allegedly too low price. The FDIC intervened in the Texas Action, had it removed to the United States District Court for the Southern District of Texas, and then the FDIC and JPMorgan Chase moved to have the Texas Action dismissed or transferred. The Court transferred the Texas Action to the District of Columbia. Plaintiffs have moved to have the FDIC dismissed as a party and to remand the action to the state court, or, in the alternative, dismissed for lack of subject matter jurisdiction. JPMorgan Chase and the FDIC have moved to have the entire action dismissed. In April 2010, in the previously disclosed Texas Action, the United States District Court for the District of Columbia granted JPMorgan Chase’s motion to dismiss the complaint, granted the FDIC’s parallel motion to dismiss the complaint and denied plaintiffs’ motion to dismiss the FDIC as a party and to remand the case to Texas state court.
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
On March 12, 2010, at a hearing for the previously disclosed case pending before the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Case”), Washington Mutual, Inc. (“WMI”) and its wholly-owned subsidiary, WMI Investment Corp. (together, the “Debtors”) announced on the record that they had reached a settlement with JPMorgan Chase and the Federal Deposit Insurance Corporation (“FDIC”) that, subject to documentation, would resolve the previously disclosed disputes. On March 26, 2010, the Debtors filed a Plan and Proposed Disclosure Statement, together with a proposed global settlement agreement (the “Proposed Global Settlement Agreement”), by and among Debtors, JPMorgan Chase, and the FDIC, which incorporated the terms of the announced settlement. Debtors disclosed that while the provisions of the Proposed Global Settlement Agreement were agreed to by WMI, JPMorgan Chase and significant creditor groups of WMI, the FDIC has not agreed to all of the provisions contained in the Proposed Global Settlement Agreement. Settlement discussions are ongoing among the parties. It is unclear if those discussions will result in adherence to the terms contained in the Proposed Global Settlement Agreement or any settlement at all. While these discussions are ongoing, the previously disclosed appeals and motion to withdraw the reference pending before the United States District Court for the District of Delaware have been stayed. Likewise, the stay of the action Debtors commenced against the FDIC in the United States District Court for the District of Columbia also remains in place.
Securities Lending Litigation. JPMorgan Chase Bank N.A. (“JPMorgan”) has been named as a defendant in four putative class actions asserting ERISA and non-ERISA claims pending in the United States District Court for the Southern District of New York related to the Firm’s securities lending business. Three of the pending actions relate to losses of plaintiffs’ money (i.e., cash collateral for securities loan transactions) in medium-term notes of a structured investment vehicle known as Sigma Finance Inc. (“Sigma”). The fourth action concerns losses of money invested in Lehman Brothers medium-term notes, as well as asset-backed securities offered by nine other issuers. The Firm has moved to dismiss the claims regarding Lehman Brothers medium-term notes and the asset-backed securities.
Investment Management Litigation. Four cases have been filed claiming that investment portfolios managed by JPMorgan Investment Management Inc. (“JPMIM”) were inappropriately invested in securities backed by subprime residential real estate collateral. Plaintiffs claim that JPMIM and related defendants are liable for the loss in market value of these securities. The first case was filed by NM Homes One, Inc. in federal court in New York. The Southern District Court granted the Bank’s motion to dismiss nine of plaintiff’s ten causes of action. Five of the claims were dismissed without prejudice to plaintiff’s right to replead. The remaining four claims were dismissed with prejudice. The second case, filed by Assured Guaranty (U.K.) in New York state court, was dismissed and Assured has appealed the court’s decision. In the third case, filed by Ambac Assurance UK Limited in New York state court, the Court granted JPMIM’s motion to dismiss in March 2010, and plaintiff has filed a notice of appeal. The fourth case was filed by CMMF LLP in New York state court in December 2009; the Court granted JPMIM’s motion to dismiss the claims, other than claims for breach of contract and misrepresentation. Both CMMF and JPMIM have filed notices of appeal.
Lehman Brothers Bankruptcy Proceedings. In March 2010, the Examiner appointed by the Bankruptcy Court presiding over the chapter 11 bankruptcy proceedings of Lehman Brothers Holdings Inc (“LBHI”) and several of its subsidiaries (collectively, “Lehman”) released a report as to his investigation into Lehman’s failure and related matters. The Examiner concluded that one common law claim potentially could be asserted against the Firm for contributing to Lehman’s failure, though he characterized the claim as “not strong.” The Examiner also opined that certain cash and securities collateral provided by LBHI to the Firm in the weeks and days preceding LBHI’s demise potentially could be challenged under the Bankruptcy Code’s fraudulent conveyance or preference provisions, though the Firm is of the view that its right to such collateral is protected by the Bankruptcy Code’s safe harbor provisions. In addition, the Firm may also face claims in the liquidation proceeding pending before the same Bankruptcy Court under the Securities Investor Protection Act (“SIPA”) for LBHI’s U.S. broker-dealer subsidiary, Lehman Brothers Inc. (“LBI”). The SIPA Trustee has advised the Firm that certain of the securities and cash pledged as collateral for the Firm’s claims against LBI may be customer property free from any security interest in favor of the Firm.
Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in several lawsuits that together seek damages of more than $1.6 billion arising out of its banking relationships with Enron Corp. and its subsidiaries (“Enron”). A number of actions and other proceedings against the Firm have been resolved, including a class action lawsuit captioned Newby v. Enron Corp. and adversary proceedings brought by Enron’s bankruptcy estate. The remaining Enron-related actions include individual actions by Enron investors, creditors and counterparties.
The remaining litigation also includes a suit against JPMorgan Chase alleging, in relevant part, breach of contract and breach of fiduciary duty based upon the Firm’s role as Indenture Trustee in connection with an indenture agreement between JPMorgan Chase and Enron. The case has been dismissed. In April 2010, the New York Court of Appeals affirmed the order dismissing the action.

A putative class action on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan asserted claims under the Employee Retirement Income Security Act (“ERISA”) for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers. The Firm moved for judgment on the pleadings and the district court granted the motion in March 2010. Plaintiffs have appealed.
IPO Allocation Litigation. JPMorgan Chase and certain of its securities subsidiaries, including Bear Stearns, were named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York alleging improprieties in connection with the allocation of securities in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. They also claim violations of securities laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings (“IPOs”) and alleged market manipulation with respect to aftermarket transactions in the offered securities. Antitrust lawsuits based on similar allegations have been dismissed with prejudice. A settlement was reached in the securities cases, which the District Court approved; the Firm’s share of the settlement is approximately $62 million. Appeals have been filed in the United States Court of Appeals for the Second Circuit seeking reversal of the decision approving the settlement.
In addition to the various cases, proceedings and investigations discussed above, JPMorgan Chase and its subsidiaries are named as defendants or otherwise involved in a number of other legal actions and governmental proceedings arising in connection with their businesses. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding litigations, investigations and proceedings and it intends to defend itself vigorously in all such matters. Additional actions, investigations or proceedings may be initiated from time to time in the future.
In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the Firm’s consolidated financial condition. However, in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.

Item 1A Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors, on pages 4-10 of JPMorgan Chase’s 2009 Annual Report on Form 10-K, and Forward-Looking Statements on pages 162-163 of this Form 10-Q.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2010, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: (i) on January 22, 2010, 9,129 shares were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors; and (ii) on January 26, 2010, 12,706 shares were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
The Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $10.0 billion of the Firm’s common shares plus warrants issued in 2008 as part of the U.S. Treasury’s Capital Purchase Program. During the first quarter of 2010, the Firm did not repurchase any shares of its common stock or the warrants. As of March 31, 2010, under the program $6.2 billion of authorized repurchase capacity remained with respect to the Firm’s common stock, and all of the authorized repurchase capacity remained with respect to the warrants.
The Firm has determined that it may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock and warrants in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock — for example during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the first quarter of 2010 were as follows:

For the three months ended	Total shares	Average price paid
March 31, 2010	repurchased	per share

January	188	$42.54
February	1,733	41.07
March	523	44.32

First quarter	2,444	$41.88

Item 3 Defaults Upon Senior Securities
None
Item 4 Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5 Other Information
None
Item 6 Exhibits
10—Agreement and Release, effective March 11, 2010, between JPMorgan Chase & Co. and William T. Winters.
31.1—Certification
31.2—Certification
32—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*	Includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, which is tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.

(Registrant)

Date: May 10, 2010	By	/s/ Louis Rauchenberger

Louis Rauchenberger

Managing Director and Controller
[Principal Accounting Officer]

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBITS

10	Agreement and Release, effective March 11, 2010, between JPMorgan Chase & Co. and William T. Winters.

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema Document††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document††

†	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

††	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.