Form 10-Q
period 2010-06-30
J P MORGAN CHASE & CO
filed 2010-08-06
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010       Commission file number 1-5805
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
☐ Yes ☑ No
Number of shares of common stock outstanding as of July 31, 2010: 3,965,167,399

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratios)						Six months ended June 30,
As of or for the period ended,	2Q10	1Q10	4Q09	3Q09	2Q09	2010	2009

Selected income statement data
Total net revenue	$25,101	$27,671	$23,164	$26,622	$25,623	$52,772	$50,648
Total noninterest expense	14,631	16,124	12,004	13,455	13,520	30,755	26,893

Pre-provision profit(a)	10,470	11,547	11,160	13,167	12,103	22,017	23,755
Provision for credit losses	3,363	7,010	7,284	8,104	8,031	10,373	16,627

Income before income tax expense and extraordinary gain	7,107	4,537	3,876	5,063	4,072	11,644	7,128
Income tax expense	2,312	1,211	598	1,551	1,351	3,523	2,266

Income before extraordinary gain	4,795	3,326	3,278	3,512	2,721	8,121	4,862
Extraordinary gain(b)	—	—	—	76	—	—	—

Net income	$4,795	$3,326	$3,278	$3,588	$2,721	$8,121	$4,862

Per common share data
Basic earnings
Income before extraordinary gain	$1.10	$0.75	$0.75	$0.80	$0.28	$1.84	$0.68
Net income	1.10	0.75	0.75	0.82	0.28	1.84	0.68
Diluted earnings(c)
Income before extraordinary gain	$1.09	$0.74	$0.74	$0.80	$0.28	$1.83	$0.68
Net income	1.09	0.74	0.74	0.82	0.28	1.83	0.68
Cash dividends declared	0.05	0.05	0.05	0.05	0.05	0.10	0.10
Book value	40.99	39.38	39.88	39.12	37.36
Common shares outstanding
Weighted-average: Basic	3,983.5	3,970.5	3,946.1	3,937.9	3,811.5	3,977.0	3,783.6
Diluted	4,005.6	3,994.7	3,974.1	3,962.0	3,824.1	4,000.2	3,791.4
Common shares at period-end(d)	3,975.8	3,975.4	3,942.0	3,938.7	3,924.1
Share price(e)
High	$48.20	$46.05	$47.47	$46.50	$38.94	$48.20	$38.94
Low	36.51	37.03	40.04	31.59	25.29	36.51	14.96
Close	36.61	44.75	41.67	43.82	34.11
Market capitalization	145,554	177,897	164,261	172,596	133,852

Selected ratios
Return on common equity (“ROE”)(c)
Income before extraordinary gain	12%	8%	8%	9%	3%	10%	4%
Net income	12	8	8	9	3	10	4
Return on tangible common equity (“ROTCE”)(c)
Income before extraordinary gain	17	12	12	13	5	15	6
Net income	17	12	12	14	5	15	6
Return on assets (“ROA”)
Income before extraordinary gain	0.94	0.66	0.65	0.70	0.54	0.80	0.48
Net income	0.94	0.66	0.65	0.71	0.54	0.80	0.48
Overhead ratio	58	58	52	51	53	58	53
Tier 1 capital ratio(f)	12.1	11.5	11.1	10.2	9.7
Total capital ratio	15.8	15.1	14.8	13.9	13.3
Tier 1 leverage ratio	6.9	6.6	6.9	6.5	6.2
Tier 1 common capital ratio(g)	9.6	9.1	8.8	8.2	7.7

Selected balance sheet data (period-end)(f)
Trading assets	$397,508	$426,128	$411,128	$424,435	$395,626
Securities	312,013	344,376	360,390	372,867	345,563
Loans	699,483	713,799	633,458	653,144	680,601
Total assets	2,014,019	2,135,796	2,031,989	2,041,009	2,026,642
Deposits	887,805	925,303	938,367	867,977	866,477
Long-term debt	248,618	262,857	266,318	272,124	271,939
Common stockholders’ equity	162,968	156,569	157,213	154,101	146,614
Total stockholders’ equity	171,120	164,721	165,365	162,253	154,766
Headcount	232,939	226,623	222,316	220,861	220,255

(unaudited)						Six months ended
(in millions, except ratios)						June 30,
As of or for the period ended,	2Q10	1Q10	4Q09	3Q09	2Q09	2010	2009

Credit quality metrics
Allowance for credit losses(f)	$36,748	$39,126	$32,541	$31,454	$29,818
Allowance for loan losses to total retained loans(f)	5.15%	5.40%	5.04%	4.74%	4.33%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)(h)	5.34	5.64	5.51	5.28	5.01
Nonperforming assets	$18,156	$19,019	$19,741	$20,362	$17,517
Net charge-offs	5,714	7,910	6,177	6,373	6,019	$13,624	$10,415
Net charge-off rate	3.28%	4.46%	3.85%	3.84%	3.52%	3.88%	3.01%
Wholesale net charge-off rate	0.44	1.84	2.31	1.93	1.19	1.14	0.75
Consumer net charge-off rate	4.49	5.56	4.60	4.79	4.69	5.03	4.15

(a)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(b)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank (“Washington Mutual”). The acquisition resulted in negative goodwill, and accordingly, the Firm recognized an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion.

(c)	The calculation of second-quarter 2009 earnings per share (“EPS”) and net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of U.S. Troubled Asset Relief Program (“TARP”) preferred capital. Excluding this reduction, the adjusted ROE and ROTCE for the second quarter 2009 would have been 6% and 10%, respectively. The Firm views the adjusted ROE and ROTCE, both non-GAAP financial measures, as meaningful because they enable the comparability to prior periods. For further discussion, see “Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial measures” on pages 15-19 of this Form 10-Q and pages 50-52 of JPMorgan Chase’s 2009 Annual Report.

(d)	On June 5, 2009, the Firm issued $5.8 billion, or 163 million shares, of its common stock at $35.25 per share.

(e)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(f)	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the transfer of financial assets and the consolidation of variable interest entities (“VIEs”). Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related, adding $87.7 billion and $92.2 billion of assets and liabilities, respectively, and decreasing stockholders’ equity and the Tier I capital ratio by $4.5 billion and 34 basis points, respectively. The reduction to stockholders’ equity was driven by the establishment of an allowance for loan losses of $7.5 billion (pretax) primarily related to receivables held in credit card securitization trusts that were consolidated at the adoption date.

(g)	The Firm uses Tier 1 common capital (“Tier 1 common”) along with the other capital measures to assess and monitor its capital position. The Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common divided by risk-weighed assets. For further discussion, see Regulatory capital on pages 82-84 of JPMorgan Chase’s 2009 Annual Report.

(h)	Excludes the impact of home lending purchased credit-impaired loans for all periods. Also excludes, as of December 31, 2009, September 30, 2009, and June 30, 2009, the loans held by the Washington Mutual Master Trust (“WMMT”), which were consolidated onto the balance sheet at fair value during the second quarter of 2009; such loans have been fully repaid or charged off as of June 30, 2010. See Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of terms on pages 181-184 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (See Forward-looking Statements on pages 187-188 and Part II, Item 1A: Risk Factors on pages 196-197 of this Form 10-Q), and see Part I, Item 1A, Risk Factors on pages 4-10 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (“2009 Annual Report” or “2009 Form 10-K”), to which reference is hereby made.
INTRODUCTION
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.0 trillion in assets, $171.1 billion in stockholders’ equity and operations in more than 60 countries as of June 30, 2010. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
Retail Financial Services
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,100 bank branches (third-largest nationally) and 15,600 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 26,900 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 15,900 auto dealerships and 1,800 schools and universities nationwide.

Card Services
Card Services (“CS”) is one of the nation’s largest credit card issuers, with nearly $143 billion in loans and nearly 90 million open accounts. In the six months ended June 30, 2010, customers used Chase cards to meet nearly $148 billion of their spending needs. Through its merchant acquiring business, Chase Paymentech Solutions, CS is a global leader in payment processing and merchant acquiring.
Commercial Banking
Commercial Banking (“CB”) delivers extensive industry knowledge, local expertise and dedicated service to more than 24,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and over 30,000 real estate investors/owners. CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in transaction, investment and information services. TSS is one of the world’s largest cash management providers and a leading global custodian. Treasury Services (“TS”) provides cash management, trade, wholesale card and liquidity products and services to small- and mid-sized companies, multinational corporations, financial institutions and government entities. TS partners with the CB, RFS and Asset Management businesses to serve clients firmwide. As a result, certain TS revenue is included in other segments’ results. Worldwide Securities Services holds, values, clears and services securities, cash and alternative investments for investors and broker-dealers, and manages depositary receipt programs globally.
Asset Management
Asset Management (“AM”), with assets under supervision of $1.6 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity products, including money-market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.

EXECUTIVE OVERVIEW
This executive overview of MD&A highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit and market risks, and the critical accounting estimates, affecting the Firm and its various lines of business, this Form 10-Q should be read in its entirety.
The U.S. and global economic recovery proceeded in the second quarter of 2010, though the pace of growth slowed, particularly in the U.S. and Asia. Concerns about the outlook for fiscal policy in the developed economies, and the impact that might have on the global economic recovery, led to a decline in equity markets and a rally in the bond markets. However, conditions within the U.S. labor market continued to improve gradually and household spending increased, but at a slow pace. Business spending on equipment and technology rose significantly, supported by the strong financial condition of U.S. businesses; however, investment in nonresidential building projects remained weak. Furthermore, inflation continued to trend lower during the quarter and the Federal Reserve indicated that these economic conditions were likely to warrant an exceptionally low federal funds rate for an extended period.
In response to the recent financial crisis, the U.S. Congress and regulators, as well as legislative and regulatory bodies in other countries, continue to focus on the regulation of financial institutions. On July 21, 2010, the U.S. enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), financial reform legislation that expands the range of financial companies and activities that are subject to federal oversight. This new law also provides more comprehensive regulation of the over-the-counter derivatives market; provides limitations on proprietary trading and the investment activities of banks; imposes limitations on debit card interchange transaction fees; and includes several other provisions that affect the Firm’s business activities. As discussed in the Business outlook section, the full impact of this legislation is unclear, and many challenges and uncertainties remain.
Financial performance of JPMorgan Chase

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and ratios)	2010	2009	Change	2010	2009	Change

Selected income statement data
Total net revenue	$25,101	$25,623	(2)%	$52,772	$50,648	4%
Total noninterest expense	14,631	13,520	8	30,755	26,893	14
Pre-provision profit	10,470	12,103	(13)	22,017	23,755	(7)
Provision for credit losses	3,363	8,031	(58)	10,373	16,627	(38)
Net income	4,795	2,721	76	8,121	4,862	67

Diluted earnings per share(a)	$1.09	$0.28	289	$1.83	$0.68	169
Return on common equity(b)	12%	3%		10%	4%

Capital ratios
Tier 1 capital	12.1	9.7
Tier 1 common	9.6	7.7

(a)	The calculation of second quarter 2009 EPS includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share ($0.28 per share for the six months ended June 30, 2009), resulting from repayment of TARP preferred capital. For further discussion, see “Impact on diluted EPS of redemption of TARP preferred stock issued to the U.S. Treasury” on page 19 of this Form 10-Q.

(b)	The calculation of second quarter 2009 net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion resulting from repayment of TARP preferred capital. Excluding this reduction, the adjusted ROE was 6% for the second quarter and first six months of 2009. For further discussion of adjusted ROE, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on pages 15-19 of this Form 10-Q.
Business overview
JPMorgan Chase reported second-quarter 2010 net income of $4.8 billion, or $1.09 per share, compared with net income of $2.7 billion, or $0.28 per share, in the second quarter of 2009. Current-quarter EPS included a benefit from a $1.5 billion, or $0.36 per share, reduction of loan loss reserves, partially offset by a charge of $550 million, or $0.14 per share, for the United Kingdom (“U.K.”) Bank Payroll Tax. Prior-year EPS reflected a one-time, noncash reduction in net income applicable to common stockholders of $1.1 billion, or $0.27 per share, resulting from repayment of TARP preferred capital. ROE for the quarter was 12%, compared with 3% in the prior year.
The increase in earnings from the second quarter of 2009 was driven by a significantly lower provision for credit losses, partially offset by lower net revenue and higher noninterest expense. The decline in net revenue was driven by lower principal transactions revenue, reflecting lower trading results, and lower investment banking fees, partially offset by higher securities gains. The lower provision for credit losses reflected improvements in both the consumer and wholesale provisions. The consumer provision reflected a reduction in the allowance for credit losses as a result of improved delinquency trends and reduced net charge-offs. The wholesale provision was a benefit in the second quarter of 2010, compared with an expense in the second quarter of 2009. Noninterest expense in the second quarter of 2010 included the impact of the U.K. Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees, and included higher litigation expense. JPMorgan Chase maintained very high liquidity, with a deposit-to-loan ratio of 127%, and generated additional capital, ending the quarter with a strong Tier 1 common ratio of 9.6%.
Credit trends continued to improve during the second quarter; however, the levels of charge-offs and delinquencies in the consumer-lending businesses remained extremely high. The wholesale businesses experienced reduced credit costs, reflecting a reduction in the allowance for credit losses mainly due to net repayments, loan sales, refinements to credit loss estimates, and improvement in the credit quality of the commercial and industrial portfolio. Total firmwide credit reserves fell to $36.7 billion, as loan balances remained flat and credit costs declined, resulting in a ratio of firmwide reserves to total loans (excluding purchased credit-impaired loans) of 5.3%.
Net income for the first six months of 2010 was $8.1 billion, or $1.83 per share, compared with $4.9 billion, or $0.68 per share, in the first half of 2009. The increase in earnings from the comparable 2009 six-month period was driven by a lower provision for credit losses and higher net revenue, partially offset by higher noninterest expense. The lower provision for credit losses and the higher noninterest expense reflected the same factors as those that drove the second quarter 2010 results. The higher net revenue reflected solid markets revenue in IB and elevated levels of securities gains from the investment portfolio in Corporate. Prior-year EPS reflected a one-time, noncash reduction in net income applicable to common stockholders of $1.1 billion, or $0.28 per share, resulting from repayment of TARP preferred capital.
JPMorgan Chase continued to support the economic recovery by assisting customers, providing sound lending and continuing its efforts to prevent foreclosure. The Firm loaned or raised capital for its clients of nearly $700 billion during the first half of 2010, and its small-business originations were up 37%. The Firm has offered 880,000 mortgage modifications and has approved 245,000 since the beginning of 2009. Of these, nearly 193,000 have achieved permanent modification as of June 30, 2010.
The discussion that follows highlights the current-quarter performance of each business segment, compared with the prior-year quarter. Managed basis starts with the reported U.S. GAAP results and, for each line of business and the Firm as a whole, includes certain reclassifications to present total net revenue on a tax-equivalent basis. Effective January 1, 2010, the Firm adopted new accounting guidance that required it to consolidate its Firm-sponsored credit card securitization trusts; as a result, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. Prior to the adoption of the new accounting guidance, in 2009 and all other prior periods, the U.S. GAAP results for CS and the Firm were also adjusted for certain reclassifications that assumed credit card loans that had been securitized and sold by CS remained on the Consolidated Balance Sheets. These adjustments had no impact on net income as reported by the Firm as a whole or by the lines of business. For more information about managed basis, as well as other non-GAAP financial measures used by management to evaluate the performance of each line of business, see pages 15-19 of this Form 10-Q.
Investment Bank net income decreased, reflecting lower net revenue and higher noninterest expense, predominantly offset by a benefit from the provision for credit losses. The decrease in net revenue was driven by a decline in Fixed Income Markets revenue, largely reflecting lower results in credit markets, rates and commodities. Investment banking fees also decreased, driven by lower levels of equity underwriting, debt underwriting and advisory fees. Partially offsetting the revenue decline was an increase in Equity Markets revenue, reflecting solid client revenue. The provision for credit losses was a benefit in the second quarter of 2010, compared with an expense in the second quarter of 2009, and reflected a reduction in the allowance for loan losses, largely related to net repayments and loan sales. Noninterest expense in the second quarter of 2010 included the impact of the U.K. Bank Payroll Tax.
Retail Financial Services net income increased significantly from the prior year driven by a lower provision for credit losses. Net revenue decreased, driven by lower loan and deposit balances and declining deposit-related fees. These decreases were predominantly offset by a shift to wider-spread deposit products, and growth in mortgage fees and related income, debit card income and auto operating lease income. The provision for credit losses decreased from the prior year and reflected improved delinquency trends and reduced net charge-offs. Noninterest expense increased from the prior year, driven by higher default-related expense and sales force increases, partially offset by a decrease in foreclosed asset expense.
Card Services reported net income compared with a net loss in the prior year, as a lower provision for credit losses was partially offset by lower net revenue. The decrease in net revenue was driven by a decline in net interest income, reflecting lower average loan balances, the impact of legislative changes and a decreased level of fees. These decreases were partially offset by lower revenue reversals associated with lower charge-offs and a prior-year write-down of securitization interests. The provision for credit losses decreased from the prior year, reflecting reduced net charge-offs and lower estimated losses, primarily related to improved delinquency trends and lower loan balances. Noninterest expense increased due to higher marketing expense.
Commercial Banking net income increased from the prior year, driven by a reduction in the provision for credit losses. Net revenue was relatively flat from the prior year, as growth in liability balances, wider loan spreads, gains on sales of loans and other real estate owned, and higher lending-related fees were predominantly offset by spread compression on liability products and lower loan balances. The provision for credit losses was a benefit in the second quarter of 2010 compared with an expense in the second quarter of 2009 and included a reduction to the allowance for credit losses, mainly due to refinements to credit loss estimates and improvement in the credit quality of the commercial and industrial portfolio. Noninterest expense was relatively flat compared with the prior year.
Treasury and Securities Services net income decreased from the prior year, driven by lower net revenue and higher noninterest expense. Worldwide Securities Services net revenue was relatively flat, as lower spreads in securities lending and the impact of lower volatility on foreign exchange were offset by higher market levels and net inflows of assets under custody. Similarly, TS net revenue was relatively flat, as lower deposit spreads were offset by higher trade loan and card product volumes. Noninterest expense for TSS increased, driven by higher performance-based compensation and continued investment in new product platforms, primarily related to international expansion.
Asset Management net income increased from the prior year, as higher net revenue and a lower provision for credit losses were partially offset by higher noninterest expense. Net revenue increased, due to the effects of higher market levels, net inflows to products with higher margins and higher performance fees; partially offset by lower quarterly valuations of seed capital investments and lower net interest income due to narrower deposit spreads, largely offset by higher deposit balances. The increase in noninterest expense was driven by higher headcount.
Corporate/Private Equity net income decreased from the prior year, driven by lower net revenue and higher noninterest expense. Although lower than in the prior year, net revenue included elevated levels of securities gains from the repositioning of the investment portfolio and elevated levels of net interest income from the size of the investment portfolio. Net revenue also included modest private equity gains. Noninterest expense rose, largely due to higher litigation expense.
Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements.
JPMorgan Chase’s outlook for the third quarter of 2010 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm and its lines of business. Accordingly, the Firm continues to monitor closely U.S. and international economies and political environments.
As mentioned above, the Dodd-Frank Act was signed into law on July 21, 2010. There are a number of positive aspects of this new legislation, including systemic risk oversight and resolution authority. However, with hundreds of implementing rules to be written, there remain many challenges and uncertainties. The Firm continues to be committed to helping ensure that the reforms are implemented in a way that protects consumers and the competitiveness of the U.S. financial system, while ensuring the flow of safe and sound credit.
In addition to this legislation, any further legislation or regulations that are adopted in the U.S. or in other countries could limit or restrict the Firm’s operations, impose additional costs on the Firm in order to comply with such new laws or regulations, or significantly and adversely affect the revenue of certain lines of business.
In the Retail Banking business within RFS, management expects continued strong revenue over the next several quarters, despite continued economic pressure on consumers and consumer spending levels. The Firm has already made changes consistent with and, in certain respects, beyond the requirements of the newly-enacted legislation in its policies relating to non-sufficient funds and overdraft fees. Management has refined its estimate of the cost of these changes to the business based on its most recent assessment of customer behavior and now estimates that Retail Banking net income may be reduced, on an annualized basis, by approximately $700 million by the fourth quarter of 2010, an increase from management’s prior estimate of approximately $500 million. Results in the second quarter of 2010 reflect approximately 50% of the estimated quarterly impact of this reduction in net income.
In the Mortgage Banking & Other Consumer Lending business within RFS, management expects revenue to continue to be negatively affected by continued elevated levels of repurchases of mortgages previously sold to, for example, U.S. government-sponsored entities. In the Real Estate Portfolios business within RFS, management believes that, at the current rate of delinquencies and loss severity, quarterly net charge-offs could be approximately $1.0 billion for the home equity portfolio, $400 million for the prime mortgage portfolio and $400 million for the subprime mortgage portfolio over the next several quarters. Given current origination and production levels, combined with management’s current estimate of portfolio runoff levels, the residential real estate portfolio is expected to decline by approximately 10% to 15% annually for the foreseeable future. Based on management’s preliminary estimate, the effect of such a reduction in the residential real estate portfolio is expected to reduce the portfolio’s 2010 net interest income up to $1.0 billion from the 2009 level, excluding any impact from further changes in the interest rate environment.
Also, in RFS, management expects noninterest expense to remain modestly above 2009 levels, reflecting investments in new branch builds and sales force hires, as well as continued elevated servicing-, default- and foreclosed asset-related costs.
In CS, management expects full-year average outstandings in 2010 to decline by approximately 15% from 2009 levels, possibly to approximately $140 billion of average outstandings by the end of the fourth quarter of 2010, due to runoff of both the Washington Mutual portfolio and lower-yielding promotional balances. In addition, management estimates that CS net income may be reduced, on an annualized basis, by approximately $750 million as a result of the impact of the Credit Card Act of 2009, including the recent regulatory guidance defining reasonable and proportional fees. Results in the second quarter of 2010 reflect approximately 25% of the estimated quarterly impact of this reduction in net income. The net charge-off rate for CS (excluding the Washington Mutual credit card portfolio) is anticipated to continue to improve if current delinquency trends continue and could be approximately 8.5% in the third quarter of 2010; however, results will depend on the economic environment and any resulting reserve actions.
While some normalization of the financial markets occurred during the second quarter of 2010 and consumer-lending net charge-offs and delinquencies have declined as noted above, the consumer credit portfolio remains under stress. Further declines in U.S. housing prices and increases in the unemployment rate remain possible; if this were to occur, it would adversely affect the Firm’s results.
In IB, TSS and AM, revenue will be affected by market levels, volumes and volatility, which will influence client flows and assets under management, supervision and custody. In addition, IB and CB results will continue to be affected by the credit environment, which will influence levels of charge-offs, repayments and provision for credit losses.
In Private Equity (within the Corporate/Private Equity segment), earnings will likely continue to be volatile and be influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues. Corporate’s net interest income levels and securities gains will generally trend with the size and duration of the investment securities portfolio. Corporate net income (excluding Private Equity, merger-related items and any significant nonrecurring items) is anticipated to trend toward a level of approximately $300 million per quarter.
The Firm’s second-quarter results reflected lower net interest margin, compared with the prior quarter. Management expects modest continued downward pressure on net interest margin in the third quarter of 2010, primarily resulting from continued repositioning of the investment securities portfolio in Corporate, runoff of loans with higher contractual interest rates in the Real Estate Portfolios and CS businesses, and the impact of the Card Act legislation on CS.
Management and the Firm’s Board of Directors continuously evaluate alternatives to deploy the Firm’s strong capital base in ways that will enhance shareholder value. Such alternatives could include the repurchase of common stock, increasing the common stock dividend and pursuing alternative investment opportunities. The Firm resumed its repurchases of common stock beginning in the second quarter under its pre-existing Board authorization. The Firm’s current share repurchase activity is intended to offset share count increases resulting from employee equity awards and is consistent with the Firm’s goal of maintaining an appropriate share count. The aggregate amount and timing of future repurchases will depend, among other factors, on market conditions and management’s judgment regarding economic conditions, the Firm’s earnings outlook, the need to maintain adequate capital levels (in light of business needs and regulatory requirements) and alternative investment opportunities. With regard to any decision by the Firm’s Board of Directors concerning any increase in the level of the common stock dividend, their determination will be subject to their judgment that the likelihood of another severe economic downturn has sufficiently diminished; that there is evidence of sustained underlying growth in employment for at least several months; that overall business performance and credit have stabilized or improved; and that such action is warranted, taking into consideration, among other factors, the Firm’s earnings outlook, the need to maintain adequate capital levels (in light of business needs and regulatory requirements), alternative investment opportunities and appropriate dividend payout ratios. Ultimately, the Board would seek to return to the Firm’s historical dividend ratio of approximately 30% to 40% of normalized earnings over time, though it would consider moving to that level in stages.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 100-102 of this Form 10-Q and pages 127-131 of JPMorgan Chase’s 2009 Annual Report.
Revenue

	Three months ended June 30,			Six months ended June 30,
(in millions)	2010	2009	Change	2010	2009	Change

Investment banking fees	$1,421	$2,106	(33)%	$2,882	$3,492	(17)%
Principal transactions	2,090	3,097	(33)	6,638	5,098	30
Lending- and deposit-related fees	1,586	1,766	(10)	3,232	3,454	(6)
Asset management, administration and commissions	3,349	3,124	7	6,614	6,021	10
Securities gains	1,000	347	188	1,610	545	195
Mortgage fees and related income	888	784	13	1,546	2,385	(35)
Credit card income	1,495	1,719	(13)	2,856	3,556	(20)
Other income	585	10	NM	997	60	NM

Noninterest revenue	12,414	12,953	(4)	26,375	24,611	7
Net interest income	12,687	12,670	—	26,397	26,037	1

Total net revenue	$25,101	$25,623	(2)%	$52,772	$50,648	4%

Total net revenue for the second quarter of 2010 was $25.1 billion, down by $522 million, or 2%, from the second quarter of 2009. Total net revenue for the first six months of 2010 was $52.8 billion, up by $2.1 billion, or 4%, from the prior year. The decrease from the prior-year quarter was driven by lower principal transactions revenue, reflecting lower trading results, and lower investment banking fees, partially offset by higher securities gains and other income. The increase from the first six months of 2009 was driven by higher principal transactions revenue, reflecting higher trading revenue and private equity gains (compared with private equity losses in the prior year) in Corporate/Private Equity; the absence of mark-to-market losses on hedges of retained loans in IB; higher securities gains in Corporate; and higher other income. These increases were partially offset by lower mortgage fees and related income in RFS and lower investment banking fees.
Investment banking fees for the second quarter and first six months of 2010 decreased from the comparable periods of 2009, predominantly reflecting a decline from the record level of equity underwriting fees last year and lower advisory fees. Debt underwriting fees also contributed to the decline in the second quarter of 2010; however, for the first six months of 2010, debt underwriting fees increased compared with the prior year. Overall industry-wide volumes across bonds and equity were lower in the second quarter and first six months of 2010 compared with the respective periods in 2009. For additional information on investment banking fees, which are primarily recorded in IB, see IB segment results on pages 21-24 of this Form 10-Q.
Principal transactions revenue, which consists of revenue from the Firm’s trading and private equity investing activities, decreased from the second quarter of 2009, reflecting lower results in Corporate and lower fixed income revenue in IB, largely reflecting weaker results in credit markets, rates and commodities. The decrease was offset partially by gains from the widening of the Firm’s credit spreads on certain structured liabilities in the IB compared with losses in the prior year. Trading revenue increased for the first six months of 2010, primarily due to the absence of mark-to-market losses on hedges of retained loans in IB compared with the prior year. This increase was offset partially by lower fixed income revenue in IB, largely reflecting weaker results in rates, credit markets and commodities. Private equity gains in both the second quarter and first six months of 2010 improved from the losses incurred in the comparable 2009 periods. For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 21-24 and 51-53, respectively, and Note 3 on pages 110-124 of this Form 10-Q.
Lending- and deposit-related fees for the second quarter and first six months of 2010 decreased from the prior-year periods, reflecting declining deposit-related fees and lower deposit balances in RFS, offset partially by higher lending-related service fees in IB and CB. For additional information on lending- and deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 25-35, the TSS segment results on pages 44-46 and the CB segment results on pages 41-43 of this Form 10-Q.
Asset management, administration and commissions revenue for the second quarter and first six months of 2010 rose from the comparable periods of 2009. The increase was driven by higher asset management fees in AM, which reflected the effect of higher market levels, higher placement fees, net inflows to products with higher margins, and higher performance fees. Also contributing to the increase was higher administration fees in TSS, resulting from the effect of higher market levels and net inflows of assets under custody. For additional information on these fees and commissions, see the segment discussions for AM on pages 47-51 and TSS on pages 44-46 of this Form 10-Q.
Securities gains increased from the second quarter and first six months of 2009, due to continued repositioning of the Corporate investment portfolio in connection with managing the Firm’s structural interest rate risk. The second quarter of 2009 included a $241 million gain on the sale of MasterCard shares. For additional information on securities gains, which are mostly recorded in the Firm’s Corporate business, and Corporate’s investment securities portfolio, see the Corporate/Private Equity segment discussion on pages 51-53 of this Form 10-Q.
Mortgage fees and related income increased from the second quarter of 2009, due to higher net mortgage servicing revenue, predominantly reflecting higher mortgage servicing rights (“MSR”) risk management results. Partially offsetting this increase was lower production revenue, predominantly reflecting higher repurchase losses. Mortgage fees and related income decreased from the first six months of 2009 due to lower production revenue, reflecting higher repurchase losses and, to a lesser extent, lower net mortgage servicing revenue, as lower MSR risk management results were offset partially by higher operating revenue. For additional information on mortgage fees and related income, which is recorded primarily in RFS, see RFS’s Mortgage Banking & Other Consumer Lending discussion on pages 29-32 of this Form 10-Q.
Credit card income decreased from the second quarter and first six months of 2009, due predominantly to the impact of the new consolidation guidance related to VIEs, effective January 1, 2010, that required the Firm to consolidate the assets and liabilities of its Firm-sponsored credit card securitization trusts. Adoption of the new guidance resulted in the elimination of all servicing fees received from Firm-sponsored credit card securitization trusts (offset by a respective increase in net interest income and the provision for loan losses, and elimination of securitization income/losses in other income). For a more detailed discussion of the impact of the adoption of the new consolidation guidance on the Consolidated Statements of Income, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q. For additional information on credit card income, see the CS segment results on pages 36-40 of this Form 10-Q.
Other income increased in the second quarter and first six months of 2010 compared with the prior-year periods, due largely to the absence of the write-down of securitization interests in 2010, compared with losses of $268 million and $448 million during the second quarter and first half of 2009, respectively. Higher auto operating lease income in RFS also contributed to the increase in other income.
Net interest income for the second quarter of 2010 was relatively flat compared with the prior-year quarter, as the impact of the adoption of the new consolidation guidance related to VIEs (which increased net interest income by approximately $1.4 billion) offset the decline in loan and deposit balances. The Firm’s interest-earning assets for the second quarter of 2010 were $1.7 trillion, and the net yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 3.06%, a decrease of one basis point from 2009. Compared with the first quarter of 2010, the net yield on interest-earning assets declined by 26 basis points, driven by lower yields on loans, primarily in CS and RFS, lower credit card outstandings, and lower yields on securities resulting from investment portfolio repositioning. Net interest income for the first six months of 2010 increased slightly from the prior-year period, driven by the impact of the new consolidation guidance related to VIEs which increased net interest income by approximately $3.2 billion, mainly as a result of the consolidation of Firm-sponsored credit card securitization trusts. Excluding the impact of the adoption of the new accounting guidance, net interest income decreased — driven by lower average loan balances, primarily in CS, RFS and IB — and lower yields on credit card receivables, reflecting the impact of legislative changes. The Firm’s interest-earning assets for the first six months of 2010 were $1.7 trillion, and the net yield on those assets, on a FTE basis, was 3.19%, an increase of one basis point from 2009. For a more detailed discussion of the impact of the adoption of the new consolidation guidance related to VIEs on the Consolidated Statements of Income, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q.

Provision for credit losses	Three months ended June 30,			Six months ended June 30,
(in millions)	2010	2009	Change	2010	2009	Change

Wholesale	$(572)	$1,244	NM	$(808)	$2,774	NM
Consumer	3,935	6,787	(42)%	11,181	13,853	(19)%

Total provision for credit losses	$3,363	$8,031	(58)%	$10,373	$16,627	(38)%

The provision for credit losses decreased from the second quarter and first six months of 2009. The decrease in the wholesale provision in both 2010 periods reflected a reduction in the allowance for credit losses, mainly due to net repayments and loan sales in IB; and refinements to credit loss estimates and improvement in the credit quality of the commercial and industrial portfolio in CB. The decrease in the consumer provision for both 2010 periods reflected improved delinquency trends and reduced net charge-offs across most consumer portfolios; it included reductions in the allowance for loan losses in CS of $1.5 billion and $2.5 billion in the second quarter and first six months of 2010, respectively (compared with additions of $250 million and $1.4 billion in the comparable 2009 periods). The first six months of 2010 also included a $1.2 billion addition to the allowance for loan losses in RFS, related to further estimated deterioration in the Washington Mutual prime and option adjustable-rate mortgage (“ARM”) purchased credit-impaired portfolios. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see the segment discussions for RFS on pages 25-35, CS on pages 36-40, IB on pages 21-24 and CB on pages 41-43, and the Allowance for Credit Losses section on pages 91-94 of this Form 10-Q.
Noninterest expense
The following table presents the components of noninterest expense.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2010	2009	Change	2010	2009	Change

Compensation expense(a)	$7,616	$6,917	10%	$14,892	$14,505	3%
Noncompensation expense:
Occupancy	883	914	(3)	1,752	1,799	(3)
Technology, communications and equipment	1,165	1,156	1	2,302	2,302	—
Professional and outside services	1,685	1,518	11	3,260	3,033	7
Marketing	628	417	51	1,211	801	51
Other(b)(c)(d)	2,419	2,190	10	6,860	3,565	92
Amortization of intangibles	235	265	(11)	478	540	(11)

Total noncompensation expense	7,015	6,460	9	15,863	12,040	32
Merger costs	—	143	NM	—	348	NM

Total noninterest expense	$14,631	$13,520	8%	$30,755	$26,893	14%

(a)	The second quarter and first six months of 2010 included a tax expense related to the U.K. Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees.

(b)	Includes litigation expense of $792 million and $3.7 billion for the three and six months ended June 30, 2010, compared with $14 million and a net benefit of $256 million for the three and six months ended June 30, 2009, respectively.

(c)	Includes foreclosed property expense of $244 million and $547 million for the three and six months ended June 30, 2010, respectively, compared with $294 million and $619 million for the three and six months ended June 30, 2009, respectively. For additional information regarding foreclosed property, see Note 13 on page 196 of JPMorgan Chase’s 2009 Annual Report.

(d)	The second quarter of 2009 included a $675 million Federal Deposit Insurance Corporation (“FDIC”) special assessment.
Total noninterest expense for the second quarter of 2010 was $14.6 billion, up by $1.1 billion, or 8%, from the second quarter of 2009. For the first six months of 2010, total noninterest expense was $30.8 billion, up by $3.9 billion, or 14%, from the comparable 2009 period. The increase for both periods was driven by higher noncompensation expense, predominantly due to significant additions to litigation reserves; and higher compensation expense, reflecting a payroll tax expense predominantly in IB, related to the U.K. Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees. These increases were partially offset by lower performance-based incentives, and by the absence of a $675 million FDIC special assessment recognized in the second quarter of 2009.
Compensation expense in the second quarter and first six months of 2010 increased compared with the prior-year periods, due to the impact of the U.K. Bank Payroll Tax described above; ongoing investments in the businesses, including sales force increases in RFS; and higher performance-based compensation expense in several businesses. This was offset partially by lower performance-based compensation expense in IB.
Noncompensation expense increased for the second quarter and first six months of 2010 compared with the prior-year periods, due predominantly to significant additions to litigation reserves; higher marketing expense in CS; and higher brokerage, clearing and exchange transaction processing expense in IB. The increase for both periods was partially offset by the absence of a $675 million FDIC special assessment recognized in the second quarter of 2009.
For a discussion of amortization of intangibles, refer to Note 16 on pages 166-167 of this Form 10-Q.

There were no merger costs recorded in the second quarter or first six months of 2010. Merger costs of $143 million and $348 million were recorded in the second quarter and first six months of 2009, respectively. For additional information on merger costs, refer to Note 10 on page 139 of this Form 10-Q.
Income tax expense

	Three months ended June 30,		Six months ended June 30,
(in millions, except rate)	2010	2009	2010	2009

Income before income tax expense	$7,107	$4,072	$11,644	$7,128
Income tax expense	2,312	1,351	3,523	2,266
Effective tax rate	32.5%	33.2%	30.3%	31.8%

The decrease in the effective tax rate for the second quarter and first six months of 2010 compared with the prior-year periods was primarily the result of lower state and local income taxes, as well as tax benefits recognized upon the resolution of tax audits in 2010. The decrease was partially offset by the impact of higher reported pretax income for 2010. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 100-102 of this Form 10-Q.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 104-107 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
Prior to January 1, 2010, the Firm’s managed-basis presentation also included certain reclassification adjustments that assumed credit card loans securitized by CS remained on the balance sheet. Effective January 1, 2010, the Firm adopted new accounting guidance that required the Firm to consolidate its Firm-sponsored credit card securitizations trusts. The income, expense and credit costs associated with these securitization activities are now recorded in the 2010 Consolidated Statements of Income in the same classifications that were previously used to report such items on a managed basis. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For additional information on the new accounting guidance, see Note 15 on pages 151-163 of this Form 10-Q.
The presentation in 2009 of CS results on a managed basis assumed that credit card loans that had been securitized and sold in accordance with U.S. GAAP remained on the Consolidated Balance Sheets, and that the earnings on the securitized loans were classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. JPMorgan Chase used the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations were funded and decisions were made about allocating resources, such as employees and capital, based on managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance affects both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believed that this managed-basis information was useful to investors, as it enabled them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of 2009 reported to managed basis results for CS, see CS segment results on pages 36-40 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 15 on pages 151-163 of this Form 10-Q.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30, 2010
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$1,421	NA	$—	$1,421
Principal transactions	2,090	NA	—	2,090
Lending- and deposit-related fees	1,586	NA	—	1,586
Asset management, administration and commissions	3,349	NA	—	3,349
Securities gains	1,000	NA	—	1,000
Mortgage fees and related income	888	NA	—	888
Credit card income	1,495	NA	—	1,495
Other income	585	NA	416	1,001

Noninterest revenue	12,414	NA	416	12,830
Net interest income	12,687	NA	96	12,783

Total net revenue	25,101	NA	512	25,613
Noninterest expense	14,631	NA	—	14,631

Pre-provision profit	10,470	NA	512	10,982
Provision for credit losses	3,363	NA	—	3,363

Income before income tax expense	7,107	NA	512	7,619
Income tax expense	2,312	NA	512	2,824

Net income	$4,795	NA	$—	$4,795

Diluted earnings per share	$1.09	NA	$—	$1.09
Return on assets	0.94%	NA	NM	0.94%
Overhead ratio	58	NA	NM	57

	Three months ended June 30, 2009
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$2,106	$—	$—	$2,106
Principal transactions	3,097	—	—	3,097
Lending- and deposit-related fees	1,766	—	—	1,766
Asset management, administration and commissions	3,124	—	—	3,124
Securities gains	347	—	—	347
Mortgage fees and related income	784	—	—	784
Credit card income	1,719	(294)	—	1,425
Other income	10	—	335	345

Noninterest revenue	12,953	(294)	335	12,994
Net interest income	12,670	1,958	87	14,715

Total net revenue	25,623	1,664	422	27,709
Noninterest expense	13,520	—	—	13,520

Pre-provision profit	12,103	1,664	422	14,189
Provision for credit losses	8,031	1,664	—	9,695

Income before income tax expense	4,072	—	422	4,494
Income tax expense	1,351	—	422	1,773

Net income	$2,721	$—	$—	$2,721

Diluted earnings per share(a)	$0.28	$—	$—	$0.28
Return on assets	0.54%	NM	NM	0.51%
Overhead ratio	53	NM	NM	49

NA: Not applicable

	Six months ended June 30, 2010
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$2,882	NA	$—	$2,882
Principal transactions	6,638	NA	—	6,638
Lending- and deposit-related fees	3,232	NA	—	3,232
Asset management, administration and commissions	6,614	NA	—	6,614
Securities gains	1,610	NA	—	1,610
Mortgage fees and related income	1,546	NA	—	1,546
Credit card income	2,856	NA	—	2,856
Other income	997	NA	827	1,824

Noninterest revenue	26,375	NA	827	27,202
Net interest income	26,397	NA	186	26,583

Total net revenue	52,772	NA	1,013	53,785
Noninterest expense	30,755	NA	—	30,755

Pre-provision profit	22,017	NA	1,013	23,030
Provision for credit losses	10,373	NA	—	10,373

Income before income tax expense	11,644	NA	1,013	12,657
Income tax expense	3,523	NA	1,013	4,536

Net income	$8,121	NA	$—	$8,121

Diluted earnings per share	$1.83	NA	$—	$1.83
Return on assets	0.80%	NA	NM	0.80%
Overhead ratio	58	NA	NM	57

	Six months ended June 30, 2009
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$3,492	$—	$—	$3,492
Principal transactions	5,098	—	—	5,098
Lending- and deposit-related fees	3,454	—	—	3,454
Asset management, administration and commissions	6,021	—	—	6,021
Securities gains	545	—	—	545
Mortgage fees and related income	2,385	—	—	2,385
Credit card income	3,556	(834)	—	2,722
Other income	60	—	672	732

Noninterest revenue	24,611	(834)	672	24,449
Net interest income	26,037	3,962	183	30,182

Total net revenue	50,648	3,128	855	54,631
Noninterest expense	26,893	—	—	26,893

Pre-provision profit	23,755	3,128	855	27,738
Provision for credit losses	16,627	3,128	—	19,755

Income before income tax expense	7,128	—	855	7,983
Income tax expense	2,266	—	855	3,121

Net income	$4,862	$—	$—	$4,862

Diluted earnings per share(a)	$0.68	$—	$—	$0.68
Return on assets	0.48%	NM	NM	0.46%
Overhead ratio	53	NM	NM	49

(a)	The calculation of second quarter 2009 EPS includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share ($0.28 per share for the six months ended June 30, 2009), resulting from the repayment of TARP preferred capital.

(b)	See pages 36-40 of this Form 10-Q for a discussion of the effect of credit card securitizations on CS results.
NA: Not applicable

Three months ended June 30,	2010			2009
(in millions)	Reported	Securitized(a)	Managed	Reported	Securitized(a)	Managed

Loans — Period-end	$699,483	NA	$699,483	$680,601	$85,790	$766,391
Total assets — average	2,043,647	NA	2,043,647	2,038,372	81,588	2,119,960

Six months ended June 30,	2010			2009
(in millions)	Reported	Securitized(a)	Managed	Reported	Securitized(a)	Managed

Loans — Period-end	$699,483	NA	$699,483	$680,601	$85,790	$766,391
Total assets — average	2,041,177	NA	2,041,177	2,052,666	82,182	2,134,848

(a)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans as of or for the three and six months ended June 30, 2009. For further discussion of credit card securitizations, see Note 15 on pages 151-163 of this Form 10-Q.
Average tangible common equity

	Three months ended					Six months ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(in millions)	2010	2010	2009	2009	2009	2010	2009

Common stockholders’ equity	$159,069	$156,094	$156,525	$149,468	$140,865	$157,590	$138,691
Less: Goodwill	48,348	48,542	48,341	48,328	48,273	48,445	48,173
Less: Certain identifiable intangible assets	4,265	4,307	4,741	4,984	5,218	4,285	5,329
Add: Deferred tax liabilities(a)	2,564	2,541	2,533	2,531	2,518	2,553	2,562

Tangible common equity (TCE)	$109,020	$105,786	$105,976	$98,687	$89,892	$107,413	$87,751

(a)	Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.
Impact on ROE of redemption of TARP preferred stock issued to the U.S. Treasury
The calculation of second quarter and year-to-date of 2009 net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion resulting from the repayment of TARP preferred capital. Excluding this reduction ROE would have been 6% for both the second quarter and year-to-date 2009 as disclosed in the table below. The Firm views the adjusted ROE, a non-GAAP financial measure, as meaningful because it increases the comparability to prior periods.

	Three months ended June 30, 2009		Six months ended June 30, 2009
		Excluding the		Excluding the
(in millions, except ratios)	As reported	TARP redemption	As reported	TARP redemption

Return on equity
Net income	$2,721	$2,721	$4,862	$4,862
Less: Preferred stock dividends	473	473	1,002	1,002
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	—	1,112	—

Net income applicable to common equity	$1,136	$2,248	$2,748	$3,860

Average common stockholders’ equity	$140,865	$140,865	$138,691	$138,691

Return on common equity	3%	6%	4%	6%

Impact on diluted earnings per share of redemption of TARP preferred stock issued to the U.S. Treasury
Net income applicable to common equity for the second quarter and year-to-date 2009 includes a one-time, noncash reduction of approximately $1.1 billion resulting from the repayment of TARP preferred capital. The following table presents the calculations of the effect on net income applicable to common stockholders for the second quarter and year-to-date 2009 and the $0.27 and $0.28 reduction, respectively, to diluted EPS which resulted from the repayment.

	Three months ended June 30, 2009		Six months ended June 30, 2009
		Effect of TARP		Effect of TARP
(in millions, except per share)	As reported	redemption	As reported	redemption

Diluted earnings per share
Net income	$2,721	$—	$4,862	$—
Less: Preferred stock dividends	473	—	1,002	—
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	1,112	1,112	1,112

Net income applicable to common equity	$1,136	$(1,112)	$2,748	$(1,112)
Less: Dividends and undistributed earnings allocated to participating securities	64	(64)	157	(65)

Net income applicable to common stockholders	$1,072	$(1,048)	$2,591	$(1,047)

Total weighted average diluted shares outstanding	3,824.1	3,824.1	3,791.4	3,791.4

Net income per share	$0.28	$(0.27)	$0.68	$(0.28)

Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding home lending purchased credit-impaired loans and loans held by the WMMT. For a further discussion of this credit metric, see Allowance for Credit Losses on pages 91-94 of this Form 10-Q.

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
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to each line of business with the changes anticipated to occur in the business, and in the competitive and regulatory landscape. Equity was assigned to the lines of business based on the Tier 1 common standard, rather than the Tier 1 capital standard. For a further discussion of the changes, see Capital Management — Line-of-business equity on pages 63-64 of this Form 10-Q.
Segment Results — Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

Three months ended										Return
June 30,	Total net revenue			Noninterest expense			Net income/(loss)			on equity
(in millions, except ratios)	2010	2009	Change	2010	2009	Change	2010	2009	Change	2010	2009

Investment Bank(b)	$6,332	$7,301	(13)%	$4,522	$4,067	11%	$1,381	$1,471	(6)%	14%	18%
Retail Financial Services	7,809	7,970	(2)	4,281	4,079	5	1,042	15	NM	15	—
Card Services	4,217	4,868	(13)	1,436	1,333	8	343	(672)	NM	9	(18)
Commercial Banking	1,486	1,453	2	542	535	1	693	368	88	35	18
Treasury & Securities Services	1,881	1,900	(1)	1,399	1,288	9	292	379	(23)	18	30
Asset Management	2,068	1,982	4	1,405	1,354	4	391	352	11	24	20
Corporate/Private Equity(b)	1,820	2,235	(19)	1,046	864	21	653	808	(19)	NM	NM

Total	$25,613	$27,709	(8)%	$14,631	$13,520	8%	$4,795	$2,721	76%	12%	3%

Six months ended										Return
June 30,	Total net revenue			Noninterest expense			Net income/(loss)			on equity
(in millions, except ratios)	2010	2009	Change	2010	2009	Change	2010	2009	Change	2010	2009

Investment Bank(b)	$14,651	$15,672	(7)%	$9,360	$8,841	6%	$3,852	$3,077	25%	19%	19%
Retail Financial Services	15,585	16,805	(7)	8,523	8,250	3	911	489	86	7	4
Card Services	8,664	9,997	(13)	2,838	2,679	6	40	(1,219)	NM	1	(16)
Commercial Banking	2,902	2,855	2	1,081	1,088	(1)	1,083	706	53	27	18
Treasury & Securities Services	3,637	3,721	(2)	2,724	2,607	4	571	687	(17)	18	28
Asset Management	4,199	3,685	14	2,847	2,652	7	783	576	36	24	17
Corporate/Private Equity(b)	4,147	1,896	119	3,382	776	336	881	546	61	NM	NM

Total	$53,785	$54,631	(2)%	$30,755	$26,893	14%	$8,121	$4,862	67%	10%	4%

(a)	Represents reported results on a tax-equivalent basis. The managed basis also assumes that credit card loans in Firm-sponsored credit card securitization trusts remained on the balance sheet for 2009. Firm-sponsored credit card securitizations were consolidated at their carrying values on January 1, 2010, under the new consolidation guidance related to VIEs.

(b)	Corporate/Private Equity includes an adjustment to offset IB’s inclusion of the credit reimbursement from TSS in total net revenue; TSS reports the reimbursement to IB as a separate line on its income statement (not part of total revenue).

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 55-57 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 5 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Revenue
Investment banking fees	$1,405	$2,239	(37)%	$2,851	$3,619	(21)%
Principal transactions	2,105	1,841	14	6,036	5,356	13
Lending- and deposit-related fees	203	167	22	405	305	33
Asset management, administration and commissions	633	717	(12)	1,196	1,409	(15)
All other income(a)	86	(108)	NM	135	(164)	NM

Noninterest revenue	4,432	4,856	(9)	10,623	10,525	1
Net interest income(b)	1,900	2,445	(22)	4,028	5,147	(22)

Total net revenue(c)	6,332	7,301	(13)	14,651	15,672	(7)

Provision for credit losses	(325)	871	NM	(787)	2,081	NM

Noninterest expense
Compensation expense	2,923	2,677	9	5,851	6,007	(3)
Noncompensation expense	1,599	1,390	15	3,509	2,834	24

Total noninterest expense	4,522	4,067	11	9,360	8,841	6

Income before income tax expense	2,135	2,363	(10)	6,078	4,750	28
Income tax expense	754	892	(15)	2,226	1,673	33

Net income	$1,381	$1,471	(6)	$3,852	$3,077	25

Financial ratios
Return on common equity	14%	18%		19%	19%
Return on assets	0.78	0.83		1.12	0.86
Overhead ratio	71	56		64	56
Compensation expense as a percentage of total net revenue(d)	37	37		36	38

Revenue by business
Investment banking fees:
Advisory	$355	$393	(10)	$660	$872	(24)
Equity underwriting	354	1,103	(68)	767	1,411	(46)
Debt underwriting	696	743	(6)	1,424	1,336	7

Total investment banking fees	1,405	2,239	(37)	2,851	3,619	(21)
Fixed income markets	3,563	4,929	(28)	9,027	9,818	(8)
Equity markets	1,038	708	47	2,500	2,481	1
Credit portfolio(a)	326	(575)	NM	273	(246)	NM

Total net revenue	$6,332	$7,301	(13)	$14,651	$15,672	(7)

Revenue by region(a)
Americas	$3,935	$4,118	(4)	$8,497	$8,434	1
Europe/Middle East/Africa	1,537	2,303	(33)	4,351	5,376	(19)
Asia/Pacific	860	880	(2)	1,803	1,862	(3)

Total net revenue	$6,332	$7,301	(13)	$14,651	$15,672	(7)

(a)	TSS was charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS. IB recognizes this credit reimbursement in its credit portfolio business in all other income.

(b)	The decrease in net interest income in the second quarter was primarily due to lower loan balance, lower Prime Services spreads and spread tightening and increased liquidity in rates markets.

(c)	Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments, as well as tax-exempt income from municipal bond investments of $401 million and $334 million for the quarters ended June 30, 2010 and 2009, respectively, and $804 million and $699 million for year-to-date 2010 and 2009, respectively.

(d)	The compensation expense as a percentage of total net revenue ratio for the second quarter and year-to-date of 2010 excludes payroll tax expense related to the U.K. Bank Payroll Tax on certain compensation awarded from December 31, 2009, to April 5, 2010, to relevant banking employees, which is a non-GAAP financial measure. IB excludes this tax from the ratio because it enables comparability with prior periods. If this tax were included in the ratio for the second quarter and year-to-date of 2010, the ratio would have been 46% and 40%, respectively.

Quarterly results
Net income was $1.4 billion, down 6% compared with the prior year. These results reflected lower revenue and higher noninterest expense, predominantly offset by a benefit from the provision for credit losses.
Net revenue was $6.3 billion, compared with $7.3 billion in the prior year. Investment banking fees decreased by 37% to $1.4 billion, consisting of equity underwriting fees of $354 million (down 68%), debt underwriting fees of $696 million (down 6%) and advisory fees of $355 million (down 10%). Fixed Income Markets revenue was $3.6 billion, compared with $4.9 billion in the prior year, largely reflecting lower results in credit markets, rates and commodities. These declines were offset partially by gains of $397 million from the widening of the Firm’s credit spreads on certain structured liabilities compared to losses of $773 million in the prior year. Equity Markets revenue was $1.0  billion, compared with $708 million in the prior year, reflecting solid client revenue as well as gains of $191 million from the widening of the Firm’s credit spreads on certain structured liabilities compared with losses of $326 million in the prior year. Credit Portfolio revenue was $326 million, primarily reflecting net interest income and fees on retained loans.
The provision for credit losses was a benefit of $325 million, compared with an expense of $871 million in the prior year. The current-quarter provision reflected a reduction in the allowance for loan losses, largely related to net repayments and loan sales. The allowance for loan losses to end-of-period loans retained was 3.98%, compared with 7.91% in the prior year. The decline in the allowance ratio was due largely to the consolidation of asset-backed commercial paper conduits in accordance with new accounting guidance, effective January 1, 2010. Excluding these balances, the current-quarter allowance coverage ratio was 6.49%. Net charge-offs were $28 million, compared with $433 million in the prior year. Nonperforming loans were $2.3 billion, down by $1.3 billion from the prior year.
Noninterest expense was $4.5 billion, compared with $4.1 billion in the prior year. Current-quarter results included the impact of the U.K. Bank Payroll Tax.
ROE was 14% on $40.0 billion of average allocated capital.
Year-to-date results
Net income was $3.9 billion, up 25% compared with the prior year. These results reflect lower net revenue and higher noninterest expense, which was more than offset by a benefit from the provision for credit losses.
Net revenue was $14.7 billion, compared with $15.7 billion in prior year. Investment banking fees decreased 21% to $2.9 billion, consisting of equity underwriting fees of $767 million (down 46%), advisory fees of $660 million (down 24%) and debt underwriting fees of $1.4 billion (up 7%). Fixed Income Markets revenue was $9.0 billion, compared with $9.8 billion in the prior year. The decrease reflected lower results in rates, credit markets, and commodities. Equity Markets revenue of $2.5 billion was flat compared with the prior year, reflecting solid client revenue. Credit Portfolio revenue was $273 million, primarily reflecting net interest income and fees on retained loans.
The provision for credit losses was a benefit of $787 million, compared with an expense of $2.1 billion in the prior year. The current year provision reflected a reduction in the allowance for loan losses, largely related to net repayments and loan sales. Net charge-offs were $725 million, compared with $469 million in prior year.
Noninterest expense was $9.4 billion, compared with $8.8 billion in prior year, driven by increased litigation reserves, including those for mortgage-related matters, partially offset by lower performance-based compensation. Current year results also included the impact of the U.K. Bank Payroll Tax.
ROE was 19% on $40.0 billion of average allocated capital.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2010	2009	Change	2010	2009	Change

Selected balance sheet data (period-end)
Loans(a):
Loans retained(b)	$54,049	$64,500	(16)%	$54,049	$64,500	(16)%
Loans held-for-sale and loans at fair value	3,221	6,814	(53)	3,221	6,814	(53)

Total loans	57,270	71,314	(20)	57,270	71,314	(20)
Equity	40,000	33,000	21	40,000	33,000	21

Selected balance sheet data (average)
Total assets	$710,005	$710,825	—	$693,157	$721,934	(4)
Trading assets—debt and equity instruments	296,031	265,336	12	290,091	269,146	8
Trading assets—derivative receivables	65,847	100,536	(35)	65,998	112,711	(41)
Loans:(a)
Loans retained(b)	53,351	68,224	(22)	55,912	69,128	(19)
Loans held-for-sale and loans at fair value	3,530	8,934	(60)	3,341	10,658	(69)

Total loans	56,881	77,158	(26)	59,253	79,786	(26)
Adjusted assets(c)	527,520	531,632	(1)	517,135	560,239	(8)
Equity	40,000	33,000	21	40,000	33,000	21

Headcount	26,279	25,783	2	26,279	25,783	2

Credit data and quality statistics
Net charge-offs	$28	$433	(94)	$725	$469	55
Nonperforming assets:
Nonperforming loans:
Nonperforming loans retained(b)(d)	1,926	3,407	(43)	1,926	3,407	(43)
Nonperforming loans held-for-sale and loans at fair value	334	112	198	334	112	198

Total nonperforming loans	2,260	3,519	(36)	2,260	3,519	(36)
Derivative receivables	315	704	(55)	315	704	(55)
Assets acquired in loan satisfactions	151	311	(51)	151	311	(51)

Total nonperforming assets	2,726	4,534	(40)	2,726	4,534	(40)
Allowance for credit losses:
Allowance for loan losses	2,149	5,101	(58)	2,149	5,101	(58)
Allowance for lending-related commitments	564	351	61	564	351	61

Total allowance for credit losses	2,713	5,452	(50)	2,713	5,452	(50)
Net charge-off rate(b)(e)	0.21%	2.55%		2.61%	1.37%
Allowance for loan losses to period-end loans retained(b)(e)	3.98	7.91		3.98	7.91
Allowance for loan losses to average loans retained(b)(e)	4.03	7.48		3.84	7.38
Allowance for loan losses to nonperforming loans retained(b)(d)(e)	112	150		112	150
Nonperforming loans to period-end loans	3.95	4.93		3.95	4.93
Nonperforming loans to average loans	3.97	4.56		3.81	4.41
Market risk—average trading and credit portfolio VaR — 95% confidence level
Trading activities:
Fixed income	$64	$179	(64)	$66	$168	(61)
Foreign exchange	10	16	(38)	12	19	(37)
Equities	20	50	(60)	22	73	(70)
Commodities and other	20	22	(9)	18	21	(14)
Diversification(f)	(42)	(97)	57	(46)	(101)	54

Total trading VaR(g)	72	170	(58)	72	180	(60)
Credit portfolio VaR(h)	27	68	(60)	23	77	(70)
Diversification(f)	(9)	(60)	85	(9)	(62)	85

Total trading and credit portfolio VaR	$90	$178	(49)	$86	$195	(56)

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-administered multi-seller conduits. As a result, $15.1 billion of related loans were recorded in loans on the Consolidated Balance Sheets.

(b)	Loans retained include credit portfolio loans, leveraged leases and other accrual loans, and exclude loans held-for-sale and loans accounted for at fair value.

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

(d)	Allowance for loan losses of $617 million and $1.6 billion were held against these nonperforming loans at June 30, 2010 and 2009, respectively.

(e)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.

(f)	Average value-at-risk (“VaR”) was less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. For a further discussion of VaR, see pages 95-97 of this Form 10-Q.

(g)	Trading VaR includes predominantly all trading activities in IB, as well as syndicated lending facilities that the Firm intends to distribute; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See VaR discussion on pages 95-97 and the DVA Sensitivity table on page 97 of this Form 10-Q for further details. Trading VaR includes the estimated credit spread sensitivity of certain mortgage products.

(h)	Credit portfolio VaR includes the derivative credit valuation adjustments (“CVA”), hedges of the CVA and mark-to-market (“MTM”) hedges of the retained loan portfolio, which were all reported in principal transactions revenue. This VaR does not include the retained loan portfolio.
According to Dealogic, for the first six months of 2010, the Firm was ranked #1 in Global Debt, Equity and Equity-Related; #1 in Global Equity and Equity-Related; #2 in Global Long-Term Debt; #1 in Global Syndicated Loans and #4 in Global Announced M&A based on volume.
According to Dealogic, the Firm was ranked #1 in Investment Banking fees generated for the first six months of 2010, based on revenue.

	Six months ended June 30, 2010		Full-year 2009
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global investment banking fees(b)	8%	#1	9%	#1
Global debt, equity and equity-related	7	#1	9	#1
Global syndicated loans	10	#1	8	#1
Global long-term debt(c)	7	#2	8	#1
Global equity and equity-related(d)	8	#1	12	#1
Global announced M&A(e)	14	#4	24	#3
U.S. debt, equity and equity-related	12	#1	15	#1
U.S. syndicated loans	21	#2	22	#1
U.S. long-term debt(c)	11	#2	14	#1
U.S. equity and equity-related	16	#1	16	#2
U.S. announced M&A(e)	22	#3	36	#2

(a)	Source: Dealogic. Global Investment Banking fees reflects ranking of fees and market share. Remainder of rankings reflects transaction volume rank and market share.

(b)	Global IB fees exclude money market, short-term debt and shelf deals.

(c)	Long-term debt tables include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities and mortgage-backed securities; and exclude money market, short-term debt, and U.S. municipal securities.

(d)	Equity and equity-related rankings include rights offerings and Chinese A-Shares.

(e)	Global announced M&A is based on transaction value at announcement; all other rankings are based on transaction proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. M&A for year-to-date 2010 and full-year 2009 reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.

RETAIL FINANCIAL SERVICES
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,100 bank branches (third-largest nationally) and 15,600 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 26,900 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 15,900 auto dealerships and 1,800 schools and universities nationwide. Prior to January 1, 2010, RFS was reported as: Retail Banking and Consumer Lending. Commencing January 1, 2010, Consumer Lending for reporting purposes is presented as: (1) Mortgage Banking & Other Consumer Lending, and (2) Real Estate Portfolios. Mortgage Banking & Other Consumer Lending comprises mortgage production and servicing, auto finance, and student and other lending activities. Real Estate Portfolios comprises residential mortgages and home equity loans, including the purchased credit-impaired portfolio acquired in the Washington Mutual transaction. This change is intended solely to provide further clarity around the Real Estate Portfolios. Retail Banking, which includes branch banking and business banking activities, is not affected by these reporting revisions.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Revenue
Lending- and deposit-related fees	$780	$1,003	(22)%	$1,621	$1,951	(17)%
Asset management, administration and commissions	433	425	2	885	860	3
Mortgage fees and related income	886	807	10	1,541	2,440	(37)
Credit card income	480	411	17	930	778	20
Other income	413	294	40	767	508	51

Noninterest revenue	2,992	2,940	2	5,744	6,537	(12)
Net interest income	4,817	5,030	(4)	9,841	10,268	(4)

Total net revenue	7,809	7,970	(2)	15,585	16,805	(7)

Provision for credit losses	1,715	3,846	(55)	5,448	7,723	(29)

Noninterest expense
Compensation expense	1,842	1,631	13	3,612	3,262	11
Noncompensation expense	2,369	2,365	—	4,771	4,822	(1)
Amortization of intangibles	70	83	(16)	140	166	(16)

Total noninterest expense	4,281	4,079	5	8,523	8,250	3

Income before income tax expense	1,813	45	NM	1,614	832	94
Income tax expense	771	30	NM	703	343	105

Net income	$1,042	$15	NM	$911	$489	86

Financial ratios
Return on common equity	15%	—%		7%	4%
Overhead ratio	55	51		55	49
Overhead ratio excluding core deposit intangibles(a)	54	50		54	48

(a)	RFS uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years. This method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excludes Retail Banking’s CDI amortization expense related to prior business combination transactions of $69 million and $82 million for the quarters ended June 30, 2010 and 2009, respectively, and $139 million and $165 million for the six months ended June 30, 2010 and 2009, respectively.

Quarterly results
Net income was $1.0 billion, compared with $15 million in the prior year.
Net revenue was $7.8 billion, a decrease of $161 million, or 2%, compared with the prior year. Net interest income was $4.8 billion, down by $213 million, or 4%, reflecting the impact of lower loan and deposit balances, partially offset by a shift to wider-spread deposit products. Noninterest revenue was $3.0 billion, relatively flat compared with the prior year, as increased mortgage fees and related income, debit card income and auto operating lease income were offset by declining deposit-related fees.
The provision for credit losses was $1.7 billion, a decrease of $2.1 billion from the prior year. Although losses for the mortgage and home equity portfolios continued to be extremely high, the current-quarter provision reflected improved delinquency trends and reduced net charge-offs as compared with the prior period. Additionally, the prior-year provision included an addition to the allowance for loan losses of $1.2 billion. Home equity net charge-offs were $796 million (3.32% net charge-off rate), compared with $1.3 billion (4.61% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $282 million (8.63% net charge-off rate), compared with $410 million (11.50% net charge-off rate). Prime mortgage net charge-offs were $264 million (1.79% net charge-off rate), compared with $481 million (3.07% net charge-off rate). The allowance for loan losses to ending loans retained, excluding purchased credit-impaired loans, was 5.26%, compared with 4.41% in the prior year.
Noninterest expense was $4.3 billion, an increase of $202 million, or 5%, from the prior year.
Year-to-date results
Net income was $911 million, compared with $489 million in the prior year.
Net revenue was $15.6 billion, a decrease of $1.2 billion, or 7%, compared with the prior year. Net interest income was $9.8 billion, down by $427 million, or 4%, reflecting the impact of lower loan and deposit balances, partially offset by a shift to wider-spread deposit products. Noninterest revenue was $5.7 billion, a decrease of $793 million, or 12%, as a decline in mortgage fees and related income and deposit-related fees were partially offset by an increase in debit card income and auto operating lease income.
The provision for credit losses was $5.4 billion, a decrease of $2.3 billion from the prior year. Although losses for the mortgage and home equity portfolios continued to be extremely high, the provision reflected improved delinquency trends and reduced net charge-offs as compared with the prior period. Additionally, the current period included an addition to the allowance for loan losses of $1.2 billion compared with an addition of $2.9 billion in the prior year. Home equity net charge-offs were $1.9 billion (3.96% net charge-off rate), compared with $2.4 billion (4.27% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $739 million (11.12% net charge-off rate), compared with $774 million (10.69% net charge-off rate). Prime mortgage net charge-offs were $723 million (2.45% net charge-off rate), compared with $793 million (1.88% net charge-off rate).
Noninterest expense was $8.5 billion, an increase of $273 million, or 3%, from the prior year.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2010	2009	Change	2010	2009	Change

Selected balance sheet data (period-end)
Assets	$375,329	$399,916	(6)%	$375,329	$399,916	(6)%
Loans:
Loans retained	330,329	353,934	(7)	330,329	353,934	(7)
Loans held-for-sale and loans at fair value(a)	12,599	13,192	(4)	12,599	13,192	(4)

Total loans	342,928	367,126	(7)	342,928	367,126	(7)
Deposits	359,974	371,241	(3)	359,974	371,241	(3)
Equity	28,000	25,000	12	28,000	25,000	12

Selected balance sheet data (average)
Assets	$381,906	$410,228	(7)	$387,854	$416,813	(7)
Loans:
Loans retained	335,308	359,372	(7)	339,131	363,127	(7)
Loans held-for-sale and loans at fair value(a)	14,426	19,043	(24)	15,734	17,792	(12)

Total loans	349,734	378,415	(8)	354,865	380,919	(7)
Deposits	362,010	377,259	(4)	359,486	373,788	(4)
Equity	28,000	25,000	12	28,000	25,000	12

Headcount	116,879	103,733	13	116,879	103,733	13

Credit data and quality statistics
Net charge-offs	$1,761	$2,649	(34)	$4,199	$4,825	(13)
Nonperforming loans:
Nonperforming loans retained	10,457	8,792	19	10,457	8,792	19
Nonperforming loans held-for-sale and loans at fair value	176	203	(13)	176	203	(13)

Total nonperforming loans(b)(c)(d)	10,633	8,995	18	10,633	8,995	18
Nonperforming assets(b)(c)(d)	11,907	10,554	13	11,907	10,554	13
Allowance for loan losses	16,152	11,832	37	16,152	11,832	37
Net charge-off rate(e)	2.11%	2.96%		2.50%	2.68%
Net charge-off rate excluding purchased credit-impaired loans(e)(f)	2.75	3.89		3.26	3.53
Allowance for loan losses to ending loans(e)	4.89	3.34		4.89	3.34
Allowance for loan losses to ending loans excluding purchased credit-impaired loans(e)(f)	5.26	4.41		5.26	4.41
Allowance for loan losses to nonperforming loans retained(b)(e)(f)	128	135		128	135
Nonperforming loans to total loans	3.10	2.45		3.10	2.45
Nonperforming loans to total loans excluding purchased credit-impaired loans(b)	4.00	3.19		4.00	3.19

(a)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $12.2 billion and $11.3 billion at June 30, 2010 and 2009, respectively. Average balances of these loans totaled $12.5 billion and $16.2 billion for the quarters ended June 30, 2010 and 2009, respectively, and $13.3 billion and $14.9 billion for the six months ended June 30, 2010 and 2009, respectively.

(b)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing.

(c)	Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(d)	At June 30, 2010 and 2009, nonperforming loans and assets exclude: (1) mortgage loans insured by U.S. government agencies of $10.1 billion and $4.2 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.4 billion and $508 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”), of $447 million and $473 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

(f)	Excludes the impact of purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $2.8 billion was recorded for these loans at June 30, 2010, which has also been excluded from applicable ratios. No allowance for loan losses was recorded for these loans at June 30, 2009. To date, no charge-offs have been recorded for these loans.

RETAIL BANKING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Noninterest revenue	$1,684	$1,803	(7)%	$3,386	$3,521	(4)%
Net interest income	2,712	2,719	—	5,347	5,333	—

Total net revenue	4,396	4,522	(3)	8,733	8,854	(1)
Provision for credit losses	168	361	(53)	359	686	(48)
Noninterest expense	2,633	2,557	3	5,210	5,137	1

Income before income tax expense	1,595	1,604	(1)	3,164	3,031	4

Net income	$914	$970	(6)	$1,812	$1,833	(1)

Overhead ratio	60%	57%		60%	58%
Overhead ratio excluding core deposit intangibles(a)	58	55		58	56

(a)	Retail Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years. This method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excludes Retail Banking’s CDI amortization expense related to prior business combination transactions of $69 million and $82 million for the quarters ended June 30, 2010 and 2009, respectively, and $139 million and $165 million for the six months ended June 30, 2010 and 2009, respectively.
Quarterly results
Retail Banking reported net income of $914 million, a decrease of $56 million, or 6%, compared with the prior year.
Net revenue was $4.4 billion, down 3% compared with the prior year. The decrease was driven by declining deposit-related fees and lower deposit balances, largely offset by a shift to wider-spread deposit products and higher debit card income.
The provision for credit losses was $168 million, compared with $361 million in the prior year. The prior-year provision reflected an increase in the Business Banking allowance for loan losses. Retail Banking net charge-offs were $168 million (4.04% net charge-off rate), compared with $211 million (4.70% net charge-off rate) in the prior year.
Noninterest expense was $2.6 billion, up 3% compared with the prior year, resulting from sales force increases.
Year-to-date results
Retail Banking reported net income of $1.8 billion, relatively flat compared with the prior year.
Net revenue was $8.7 billion, relatively flat compared with the prior year, with declining deposit-related fees and lower deposit balances, offset by a shift to wider-spread deposit products and higher debit card income.
The provision for credit losses was $359 million, compared with $686 million in the prior year. The prior-year provision reflected an increase in the Business Banking allowance for loan losses. Retail Banking net charge-offs were $359 million (4.31% net charge-off rate), compared with $386 million (4.28% net charge-off rate) in the prior year.
Noninterest expense was $5.2 billion, relatively flat compared with the prior year.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in billions, except ratios and where
otherwise noted)	2010	2009	Change	2010	2009	Change

Business metrics

Business banking origination volume	$1.2	$0.6	100%	$2.1	$1.1	91%
End-of-period loans owned	16.6	17.8	(7)	16.6	17.8	(7)
End-of-period deposits:
Checking	$123.5	$114.1	8	$123.5	$114.1	8
Savings	161.8	150.4	8	161.8	150.4	8
Time and other	50.5	78.9	(36)	50.5	78.9	(36)

Total end-of-period deposits	335.8	343.4	(2)	335.8	343.4	(2)
Average loans owned	$16.7	$18.0	(7)	$16.8	$18.2	(8)
Average deposits:
Checking	$123.6	$114.2	8	$121.7	$111.8	9
Savings	162.8	151.2	8	160.7	149.6	7
Time and other	51.4	82.7	(38)	53.5	85.6	(38)

Total average deposits	337.8	348.1	(3)	335.9	347.0	(3)
Deposit margin	3.05%	2.92%		3.03%	2.89%
Average assets	$28.4	$29.1	(2)	$28.7	$29.6	(3)

Credit data and quality statistics (in millions, except ratio)
Net charge-offs	$168	$211	(20)	$359	$386	(7)
Net charge-off rate	4.04%	4.70%		4.31%	4.28%
Nonperforming assets	$920	$686	34	$920	$686	34

Retail branch business metrics
Investment sales volume (in millions)	$5,756	$5,292	9	$11,712	$9,690	21

Number of:
Branches	5,159	5,203	(1)	5,159	5,203	(1)
ATMs	15,654	14,144	11	15,654	14,144	11
Personal bankers	20,170	15,959	26	20,170	15,959	26
Sales specialists	6,785	5,485	24	6,785	5,485	24
Active online customers (in thousands)	16,584	13,930	19	16,584	13,930	19
Checking accounts (in thousands)	26,351	25,252	4	26,351	25,252	4

MORTGAGE BANKING & OTHER CONSUMER LENDING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratio)	2010	2009	Change	2010	2009	Change

Noninterest revenue(a)	$1,256	$1,134	11%	$2,274	$3,055	(26)%
Net interest income	792	721	10	1,685	1,529	10

Total net revenue	2,048	1,855	10	3,959	4,584	(14)
Provision for credit losses	175	366	(52)	392	771	(49)
Noninterest expense	1,243	1,105	12	2,489	2,242	11

Income before income tax expense	630	384	64	1,078	1,571	(31)

Net income(a)	$364	$235	55	$621	$965	(36)

Overhead ratio	61%	60%		63%	49%

(a)	Losses related to the repurchase of previously-sold loans are recorded as a reduction of production revenue. These losses totaled $667 million and $255 million for the quarters ended June 30, 2010 and 2009, respectively, and $1.1 billion and $475 million for the six months ended June 30, 2010 and 2009, respectively. The losses resulted in a negative impact on net income of $388 million and $157 million for the quarters ended June 30, 2010 and 2009, respectively, and $640 million and $292 million for the six months ended June 30, 2010 and 2009, respectively. For further discussion, see Repurchase liability on pages 58-60 and Note 22 on pages 170-174 of this Form 10-Q, and Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.

Quarterly results
Mortgage Banking & Other Consumer Lending reported net income of $364 million, an increase of $129 million, or 55%, from the prior year. The increase was driven by higher noninterest revenue and a lower provision for credit losses, partially offset by higher noninterest expense.
Net revenue of $2.0 billion was up by $193 million, or 10%, from the prior year, and includes Mortgage Banking revenue of $1.2 billion, up by $62 million, and Other Consumer Lending revenue (comprised of Auto and Student Lending) of $850 million, up by $131 million predominantly as a result of higher auto loan and lease balances. Mortgage Banking revenue includes $212 million of net interest income, $886 million of mortgage fees and related income and $100 million of other noninterest revenue. Included in mortgage fees and related income is $9 million of production revenue, compared with $284 million in the prior year, reflecting higher repurchase losses in the current year and the impact of write-downs on the mortgage warehouse in the prior year. Repurchase losses were $667 million, compared with $255 million in the prior year. Also included is net mortgage servicing revenue of $877 million, up by $354 million from the prior year, which is comprised of operating revenue and MSR risk management revenue. Operating revenue of $566 million was up by $124 million as the improvement in other changes in MSR asset fair value was partially offset by lower loan servicing revenue as a result of lower third-party loans serviced. MSR risk management results were $311 million, compared with $81 million in the prior year.
The provision for credit losses, predominantly related to the student and auto loan portfolios, was $175 million, compared with $366 million in the prior year. The prior-year provision reflected an increase in the allowance for loan losses for student and auto loans. Student loan and other net charge-offs were $150 million (4.04% net charge-off rate), compared with $101 million (2.79% net charge-off rate) in the prior year. Auto loan net charge-offs were $58 million (0.49% net charge-off rate), compared with $146 million (1.36% net charge-off rate) in the prior year.
Noninterest expense was $1.2 billion, up by $138 million, or 12%, from the prior year, driven by an increase in default-related expense.
Year-to-date results
Mortgage Banking & Other Consumer Lending reported net income of $621 million, compared with $965 million in the prior year. The decrease was driven by lower noninterest revenue and higher noninterest expense, partially offset by a lower provision for credit losses and higher net interest income.
Net revenue of $4.0 billion was down by $625 million, or 14%, from the prior year, and includes Mortgage Banking revenue of $2.2 billion, down by $955 million, and Other Consumer Lending revenue (comprised of Auto and Student Lending) of $1.8 billion, up by $330 million predominantly as a result of higher auto loan and lease balances. Mortgage Banking revenue includes $428 million of net interest income, $1.5 billion of mortgage fees and related income and $191 million of other noninterest revenue. Included in mortgage fees and related income is $10 million of production revenue, compared with $765 million in the prior year, reflecting higher repurchase losses in the current year and the impact of write-downs on the mortgage warehouse in the prior year. Repurchase losses were $1.1 billion, compared with $475 million in the prior year. Also included is net mortgage servicing revenue of $1.5 billion, down by $144 million from the prior year, which is comprised of operating revenue and MSR risk management revenue. Operating revenue of $1.1 billion was up $477 million as the improvement in other changes in MSR asset fair value was partially offset by lower loan servicing revenue as a result of lower third-party loans serviced. MSR risk management results were $463 million, compared with $1.1 billion in the prior year.
The provision for credit losses, predominantly related to the student and auto loan portfolios, was $392 million, compared with $771 million in the prior year. The prior-year provision reflected an increase in the allowance for loan losses for student and auto loans. Student loan and other net charge-offs were $214 million (2.80% net charge-off rate), compared with $135 million (1.84% net charge-off rate) in the prior year. Auto loan net charge-offs were $160 million (0.68% net charge-off rate), compared with $320 million (1.51% net charge-off rate) in the prior year.
Noninterest expense was $2.5 billion, up by $247 million, or 11%, from the prior year, driven by an increase in default-related expense.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in billions, except ratios and where otherwise noted)	2010	2009	Change	2010	2009	Change

Business metrics
End-of-period loans owned:
Auto loans	$47.5	$42.9	11%	$47.5	$42.9	11%
Mortgage(a)	13.2	8.9	48	13.2	8.9	48
Student loans and other	15.1	15.7	(4)	15.1	15.7	(4)

Total end-of-period loans owned	75.8	67.5	12	75.8	67.5	12

Average loans owned:
Auto loans	$47.5	$43.1	10	$47.2	$42.8	10
Mortgage(a)	13.6	8.4	62	13.0	8.0	63
Student loans and other	16.7	16.8	(1)	17.6	17.2	2

Total average loans owned(b)	77.8	68.3	14	77.8	68.0	14

Credit data and quality statistics (in millions, except ratios)
Net charge-offs:
Auto loans	$58	$146	(60)	$160	$320	(50)
Mortgage	13	2	NM	19	7	171
Student loans and other	150	101	49	214	135	59

Total net charge-offs	221	249	(11)	393	462	(15)

Net charge-off rate:
Auto loans	0.49%	1.36%		0.68%	1.51%
Mortgage	0.39	0.10		0.30	0.19
Student loans and other	4.04	2.79		2.80	1.84

Total net charge-off rate(b)	1.17	1.52		1.05	1.43

30+ day delinquency rate(c)(d)	1.42%	1.80%		1.42%	1.80%
Nonperforming assets (in millions)(e)	$866	$783	11	$866	$783	11

Origination volume:
Mortgage origination volume by channel
Retail	$15.3	$14.7	4	$26.7	$28.3	(6)
Wholesale(f)	0.4	0.7	(43)	0.8	2.3	(65)
Correspondent(f)	14.7	21.9	(33)	30.7	39.9	(23)
CNT (negotiated transactions)	1.8	3.8	(53)	5.7	8.3	(31)

Total mortgage origination volume	32.2	41.1	(22)	63.9	78.8	(19)

Student loans	$0.1	$0.4	(75)	$1.7	$2.1	(19)
Auto	5.8	5.3	9	12.1	10.9	11

Selected metrics	Three months ended June 30,					Six months ended June 30,
(in billions, except ratios and where otherwise noted)	2010		2009		Change	2010		2009		Change

Application volume:
Mortgage application volume by channel
Retail	$27.8		$23.0		21%	$48.1		$55.7		(14)%
Wholesale(f)	0.6		1.3		(54)	1.4		3.1		(55)
Correspondent(f)	23.5		29.7		(21)	41.7		58.9		(29)

Total mortgage application volume	$51.9		$54.0		(4)	$91.2		$117.7		(23)

Average mortgage loans held-for-sale and loans at fair value(g)	$12.6		$16.7		(25)	$13.5		$15.3		(12)
Average assets	123.2		111.6		10	124.0		112.5		10
Third-party mortgage loans serviced (ending)	1,055.2		1,117.5		(6)	1,055.2		1,117.5		(6)
Third-party mortgage loans serviced (average)	1,063.7		1,128.1		(6)	1,070.1		1,141.6		(6)
MSR net carrying value (ending)	11.8		14.6		(19)	11.8		14.6		(19)
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	1.12%		1.31%			1.12%		1.31%

Supplemental mortgage fees and related income details
(in millions)

Production revenue(h)	$9		$284		(97)	$10		$765		(99)

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,186		1,279		(7)	2,293		2,501		(8)
Other changes in MSR asset fair value	(620)		(837)		26	(1,225)		(1,910)		36

Total operating revenue	566		442		28	1,068		591		81
Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model	(3,584)		3,831		NM	(3,680)		5,141		NM
Derivative valuation adjustments and other	3,895		(3,750)		NM	4,143		(4,057)		NM

Total risk management	311		81		284	463		1,084		(57)

Total net mortgage servicing revenue	877		523		68	1,531		1,675		(9)

Mortgage fees and related income	$886		$807		10	$1,541		$2,440		(37)

Ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average)	0.45%		0.45%			0.43%		0.44%
MSR revenue multiple(i)	2.49	x	2.91	x		2.60	x	2.98	x

(a)	Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Repurchase liability on pages 58-60 of this Form 10-Q.

(b)	Total average loans owned includes loans held-for-sale of $1.9 billion and $2.8 billion for the quarters ended June 30, 2010 and 2009, respectively, and $2.4 billion and $2.9 billion for the six months ended June 30, 2010 and 2009, respectively. These amounts are excluded when calculating the net charge-off rate.

(c)	Excludes mortgage loans that are insured by U.S. government agencies of $10.9 billion and $5.1 billion at June 30, 2010 and 2009, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(d)	Excludes loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $988 million and $854 million at June 30, 2010 and 2009, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)	At June 30, 2010 and 2009, nonperforming loans and assets exclude: (1) mortgage loans insured by U.S. government agencies of $10.1 billion and $4.2 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.4 billion and $508 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $447 million and $473 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(f)	Includes rural housing loans sourced through brokers and correspondents, which are underwritten under U.S. Department of Agriculture guidelines. Prior period amounts have been revised to conform with the current period presentation.

(g)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. Average balances of these loans totaled $12.5 billion and $16.2 billion for the quarters ended June 30, 2010 and 2009, respectively, and $13.3 billion and $14.9 billion for the six months ended June 30, 2010 and 2009, respectively.

(h)	Losses related to the repurchase of previously-sold loans are recorded as a reduction of production revenue. These losses totaled $667 million and $255 million for the quarters ended June 30, 2010 and 2009, respectively, and $1.1 billion and $475 million for the six months ended June 30, 2010 and 2009, respectively. For further discussion, see Repurchase liability on pages 58-60 and Note 22 on pages 170-174 of this Form 10-Q, and Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.

(i)	Represents the ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending) divided by the ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average).

REAL ESTATE PORTFOLIOS

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Noninterest revenue	$52	$3	NM	$84	$(39)	NM
Net interest income	1,313	1,590	(17)%	2,809	3,406	(18)%

Total net revenue	1,365	1,593	(14)	2,893	3,367	(14)

Provision for credit losses	1,372	3,119	(56)	4,697	6,266	(25)
Noninterest expense	405	417	(3)	824	871	(5)
Income/(loss) before income tax expense/(benefit)	(412)	(1,943)	79	(2,628)	(3,770)	30

Net income/(loss)	$(236)	$(1,190)	80	$(1,522)	$(2,309)	34

Overhead ratio	30%	26%		28%	26%

Quarterly results
Real Estate Portfolios reported a net loss of $236 million, compared with a net loss of $1.2 billion in the prior year. The improvement was driven by a lower provision for credit losses, partially offset by lower net interest income.
Net revenue was $1.4 billion, down by $228 million, or 14%, from the prior year. The decrease was driven by a decline in net interest income as a result of lower loan balances, reflecting portfolio runoff.
The provision for credit losses was $1.4 billion, compared with $3.1 billion in the prior year. The current-quarter provision reflected improved delinquency trends and reduced net charge-offs, while the prior-year provision included an addition to the allowance for loan losses of $930 million in the home equity and mortgage loan portfolios. (For further detail, see RFS discussion of the provision for credit losses.)
Noninterest expense was $405 million, down by $12 million, or 3%, from the prior year, reflecting a decrease in foreclosed asset expense.
Year-to-date results
Real Estate Portfolios reported a net loss of $1.5 billion, compared with a net loss of $2.3 billion in the prior year. The improvement was driven by a lower provision for credit losses, partially offset by lower net interest income.
Net revenue was $2.9 billion, down by $474 million, or 14%, from the prior year. The decrease was driven by a decline in net interest income as a result of lower loan balances, reflecting portfolio runoff.
The provision for credit losses was $4.7 billion, compared with $6.3 billion in the prior year. The provision reflected an addition to the allowance for loan losses for the purchased credit-impaired portfolio of $1.2 billion as well as impacts of improved delinquency trends and reduced net charge-offs, while the prior-year provision included an addition to the allowance for loan losses of $2.3 billion in the home equity and mortgage loan portfolios. (For further detail, see RFS discussion of the provision for credit losses.)
Noninterest expense was $824 million, down by $47 million, or 5%, from the prior year, reflecting a decrease in foreclosed asset expense.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in billions)	2010	2009	Change	2010	2009	Change

Loans excluding purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$94.8	$108.2	(12)%	$94.8	$108.2	(12)%
Prime mortgage	44.6	53.2	(16)	44.6	53.2	(16)
Subprime mortgage	12.6	13.8	(9)	12.6	13.8	(9)
Option ARMs	8.5	9.0	(6)	8.5	9.0	(6)
Other	1.0	0.9	11	1.0	0.9	11

Total end-of-period loans owned	$161.5	$185.1	(13)	$161.5	$185.1	(13)

Average loans owned:
Home equity	$96.3	$110.1	(13)	$97.9	$111.7	(12)
Prime mortgage	45.7	54.9	(17)	46.8	56.4	(17)
Subprime mortgage	13.1	14.3	(8)	13.4	14.6	(8)
Option ARMs	8.6	9.1	(5)	8.7	9.0	(3)
Other	1.0	0.9	11	1.0	0.9	11

Total average loans owned	$164.7	$189.3	(13)	$167.8	$192.6	(13)

Purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$25.5	$27.7	(8)	$25.5	$27.7	(8)
Prime mortgage	18.5	20.8	(11)	18.5	20.8	(11)
Subprime mortgage	5.6	6.4	(13)	5.6	6.4	(13)
Option ARMs	27.3	30.5	(10)	27.3	30.5	(10)

Total end-of-period loans owned	$76.9	$85.4	(10)	$76.9	$85.4	(10)

Average loans owned:
Home equity	$25.7	$28.0	(8)	$26.0	$28.2	(8)
Prime mortgage	18.8	21.0	(10)	19.1	21.3	(10)
Subprime mortgage	5.8	6.5	(11)	5.8	6.6	(12)
Option ARMs	27.7	31.0	(11)	28.2	31.2	(10)

Total average loans owned	$78.0	$86.5	(10)	$79.1	$87.3	(9)

Total Real Estate Portfolios
End-of-period loans owned:
Home equity	$120.3	$135.9	(11)	$120.3	$135.9	(11)
Prime mortgage	63.1	74.0	(15)	63.1	74.0	(15)
Subprime mortgage	18.2	20.2	(10)	18.2	20.2	(10)
Option ARMs	35.8	39.5	(9)	35.8	39.5	(9)
Other	1.0	0.9	11	1.0	0.9	11

Total end-of-period loans owned	$238.4	$270.5	(12)	$238.4	$270.5	(12)

Average loans owned:
Home equity	$122.0	$138.1	(12)	$123.9	$139.9	(11)
Prime mortgage	64.5	75.9	(15)	65.9	77.7	(15)
Subprime mortgage	18.9	20.8	(9)	19.2	21.2	(9)
Option ARMs	36.3	40.1	(9)	36.9	40.2	(8)
Other	1.0	0.9	11	1.0	0.9	11

Total average loans owned	$242.7	$275.8	(12)	$246.9	$279.9	(12)

Average assets	$230.3	$269.5	(15)	$235.2	$274.7	(14)
Home equity origination volume	0.3	0.6	(50)	0.6	1.5	(60)

(a)	Purchased credit-impaired loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. These loans were initially recorded at fair value and accrete interest income over the estimated lives of the loan as long as cash flows are reasonably estimable, even if the underlying loans are contractually past due.
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

The net spread between the purchased credit-impaired loans and the related liabilities should be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and changes in the accretable yield percentage (e.g., extended loan liquidation periods). As of June 30, 2010, the remaining weighted-average life of the purchased credit-impaired loan portfolio is expected to be 6.6 years. For further information, see Note 13, Purchased credit-impaired loans, on pages 149-150 of this Form 10-Q. The loan balances are expected to decline more rapidly in the earlier years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.
To date the impact of the purchased credit-impaired loans on Real Estate Portfolios net income has been modestly negative. This is due to the current net spread of the portfolio, the provision for loan losses recognized subsequent to its acquisition, and the higher level of default and servicing expense associated with the portfolio. Over time, the Firm expects that this portfolio will contribute positively to net income.

Credit data and quality statistics	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Net charge-offs excluding purchased credit-impaired loans(a):
Home equity	$796	$1,265	(37)%	$1,922	$2,363	(19)%
Prime mortgage	251	479	(48)	704	786	(10)
Subprime mortgage	282	410	(31)	739	774	(5)
Option ARMs	22	15	47	45	19	137
Other	21	20	5	37	35	6

Total net charge-offs	$1,372	$2,189	(37)	$3,447	$3,977	(13)

Net charge-off rate excluding purchased credit-impaired loans(a):
Home equity	3.32%	4.61%		3.96%	4.27%
Prime mortgage	2.20	3.50		3.03	2.81
Subprime mortgage	8.63	11.50		11.12	10.69
Option ARMs	1.03	0.66		1.04	0.43
Other	8.42	8.91		7.46	7.84
Total net charge-off rate excluding purchased credit-impaired loans	3.34	4.64		4.14	4.16

Net charge-off rate — reported:
Home equity	2.62%	3.67%		3.13%	3.41%
Prime mortgage	1.56	2.53		2.15	2.04
Subprime mortgage	5.98	7.91		7.76	7.36
Option ARMs	0.24	0.15		0.25	0.10
Other	8.42	8.91		7.46	7.84
Total net charge-off rate — reported	2.27	3.18		2.82	2.87

30+ day delinquency rate excluding purchased credit-impaired loans(b)	6.88%	6.46%		6.88%	6.46%
Allowance for loan losses	$14,127	$9,821	44	$14,127	$9,821	44
Nonperforming assets(c)	10,121	9,085	11	10,121	9,085	11
Allowance for loan losses to ending loans retained	5.93%	3.63%		5.93%	3.63%
Allowance for loan losses to ending loans retained excluding purchased credit-impaired loans(a)	7.01	5.31		7.01	5.31

(a)	Excludes the impact of purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $2.8 billion was recorded for these loans at June 30, 2010, which has also been excluded from the applicable ratios. No allowance for loan losses was recorded for these loans at June 30, 2009. To date, no charge-offs have been recorded for these loans.

(b)	The delinquency rate for purchased credit-impaired loans was 27.91% and 23.37% at June 30, 2010 and 2009, respectively.

(c)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing.

CARD SERVICES
For a discussion of the business profile of CS, see pages 64-66 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 6 of this Form 10-Q.
Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Prior to the adoption of the new guidance, JPMorgan Chase used the concept of “managed basis” to evaluate the credit performance of its credit card loans, both loans on the balance sheet and loans that had been securitized. Managed results excluded the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization did not change reported net income; however, it did affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheet. As a result of the consolidation of the securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. For further information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q.

Selected income statement data-
managed basis(a)	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Revenue
Credit card income	$908	$921	(1)%	$1,721	$1,765	(2)%
All other income	(47)	(364)	87	(102)	(561)	82

Noninterest revenue	861	557	55	1,619	1,204	34
Net interest income	3,356	4,311	(22)	7,045	8,793	(20)

Total net revenue	4,217	4,868	(13)	8,664	9,997	(13)

Provision for credit losses	2,221	4,603	(52)	5,733	9,256	(38)

Noninterest expense
Compensation expense	327	329	(1)	657	686	(4)
Noncompensation expense	986	873	13	1,935	1,723	12
Amortization of intangibles	123	131	(6)	246	270	(9)

Total noninterest expense	1,436	1,333	8	2,838	2,679	6

Income/(loss) before income tax expense/(benefit)	560	(1,068)	NM	93	(1,938)	NM
Income tax expense/(benefit)	217	(396)	NM	53	(719)	NM

Net income/(loss)	$343	$(672)	NM	$40	$(1,219)	NM

Memo: Net securitization income/(loss)	NA	$(268)	NM	NA	$(448)	NM
Financial ratios
Return on common equity	9%	(18)%		1%	(16)%
Overhead ratio	34	27		33	27

(a)	Effective January 1, 2010, the Firm adopted new accounting guidance related to the transfer of financial assets and the consolidation of VIEs. For further details regarding the Firm’s application and impact of the new guidance, see Note 15 on pages 151-163 of this Form 10-Q.
NA: Not applicable
Quarterly results
Net income was $343 million, compared with a net loss of $672 million in the prior year. The improved results were driven by a lower provision for credit losses, partially offset by lower net revenue.
End-of-period loans were $143.0 billion, a decrease of $28.5 billion, or 17%, from the prior year. Average loans were $146.3 billion, a decrease of $27.8 billion, or 16%, from the prior year. The declines in both end-of-period and average loans were due to the decline in lower yielding promotional balances and the Washington Mutual portfolio runoff.
Net revenue was $4.2 billion, a decrease of $651 million, or 13%, from the prior year. Net interest income was $3.4 billion, down by $955 million, or 22%. The decrease was driven by lower average loan balances, the impact of legislative changes and a decreased level of fees. These decreases were offset partially by lower revenue reversals associated with lower charge-offs. Noninterest revenue was $861 million, an increase of $304 million, or 55%. The prior year included a write-down of securitization interests.

The provision for credit losses was $2.2 billion, compared with $4.6 billion in the prior year. The current-quarter provision included a reduction of $1.5 billion to the allowance for loan losses, reflecting reduced net charge-offs and lower estimated losses primarily related to improved delinquency trends as well as lower loan balances. The prior-year provision included an addition of $250 million to the allowance for loan losses. The net charge-off rate was 10.20%, up from 10.03% in the prior year. The 30-day delinquency rate was 4.96%, down from 5.86% in the prior year. Excluding the Washington Mutual portfolio, the net charge-off rate was 9.02%, up from 8.97% in the prior year; and the 30-day delinquency rate was 4.48%, down from 5.27% in the prior year.
Noninterest expense was $1.4 billion, an increase of $103 million, or 8%, due to higher marketing expense.
Year-to-date results
Net income was $40 million, compared with a net loss of $1.2 billion in the prior year. The improved results were driven by a lower provision for credit losses, partially offset by lower net revenue.
Average loans were $151.0 billion, a decrease of $27.7 billion, or 16%, from the prior year due to the decline in lower yielding promotional balances and the Washington Mutual portfolio runoff.
Net revenue was $8.7 billion, a decrease of $1.3 billion, or 13%, from the prior year. Net interest income was $7.0 billion, down by $1.7 billion, or 20%. The decrease was driven by lower average loan balances, a decreased level of fees, and the impact of legislative changes. Noninterest revenue was $1.6 billion, an increase of $415 million, or 34%, driven by a prior-year write-down of securitization interests.
The provision for credit losses was $5.7 billion, compared with $9.3 billion in the prior year. The current-year provision included a reduction of $2.5 billion to the allowance for loan losses, reflecting lower estimated losses primarily related to improved delinquency trends as well as lower loan balances. The prior-year provision included an addition of $1.4 billion to the allowance for loan losses. The net charge-off rate was 10.99%, up from 8.85% in the prior year. Excluding the Washington Mutual portfolio, the net charge-off rate was 9.80%, up from 7.90% in the prior year.
Noninterest expense was $2.8 billion, an increase of $159 million, or 6%, due to higher marketing expense.
Credit Card Legislation
In May 2009, the Credit Card Accountability, Responsibility and Disclosure Act of 2009 (“CARD Act”) was enacted. Management estimates that the total annualized reduction in net income from the CARD Act, including recent regulatory guidance that defines reasonable and proportional fees, could be approximately $750 million. Results in the second quarter of 2010 reflect approximately 25% of the estimated quarterly impact of this reduction in net income.
The most significant effects of the CARD Act include: (a) the inability to change the pricing of existing balances; (b) the allocation of customer payments above the minimum payment to the existing balance with the highest annual percentage rate (“APR”); (c) the requirement that customers opt-in in order to receive, for a fee, overlimit protection that permits an authorized transaction over their credit limit; and (d) the requirement that statements must be mailed or delivered not later than 21 days before the payment due date. In addition, certain rules were finalized in June, including those limiting the amount of penalty fees that can be assessed and those that would require CS to review customer accounts for potential interest rate reductions in certain circumstances.
As a result of the CARD Act, CS has implemented certain changes to its business practices to manage its inability to price loans to customers at rates that are commensurate with their risk over time. These changes include: (a) selectively increasing pricing; (b) reducing the volume and duration of low-rate promotional pricing offered to customers; and (c) reducing the amount of credit that is granted to certain new and existing customers.

Selected metrics
(in millions, except headcount, ratios and where	Three months ended June 30,			Six months ended June 30,
otherwise noted)	2010	2009	Change	2010	2009	Change

Financial ratios(a)
Percentage of average outstandings:
Net interest income	9.20%	9.93%		9.41%	9.92%
Provision for credit losses	6.09	10.60		7.66	10.44
Noninterest revenue	2.36	1.28		2.16	1.36
Risk adjusted margin(b)	5.47	0.61		3.91	0.84
Noninterest expense	3.94	3.07		3.79	3.02
Pretax income/(loss) (ROO)(c)	1.54	(2.46)		0.12	(2.19)
Net income/(loss)	0.94	(1.55)		0.05	(1.38)

Business metrics
Sales volume (in billions)	$78.1	$74.0	6%	$147.5	$140.6	5%
New accounts opened (in millions)	2.7	2.4	13	5.2	4.6	13
Open accounts (in millions)	88.9	100.3	(11)	88.9	100.3	(11)

Merchant acquiring business
Bank card volume (in billions)	$117.1	$101.4	15	$225.1	$195.8	15
Total transactions (in billions)	5.0	4.5	11	9.7	8.6	13

Selected balance sheet data (period-end)
Loans:
Loans on balance sheets	$142,994	$85,736	67	$142,994	$85,736	67
Securitized loans(a)	NA	85,790	NM	NA	85,790	NM

Total loans	$142,994	$171,526	(17)	$142,994	$171,526	(17)

Equity	$15,000	$15,000	—	$15,000	$15,000	—

Selected balance sheet data (average)
Managed assets	$146,816	$193,310	(24)	$151,864	$197,234	(23)
Loans:
Loans on balance sheets	$146,302	$89,692	63	$151,020	$93,715	61
Securitized loans(a)	NA	84,417	NM	NA	85,015	NM

Total average loans	$146,302	$174,109	(16)	$151,020	$178,730	(16)

Equity	$15,000	$15,000	—	$15,000	$15,000	—

Headcount	21,529	22,897	(6)	21,529	22,897	(6)

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Credit quality statistics(a)
Net charge-offs	$3,721	$4,353	(15)%	$8,233	$7,846	5%
Net charge-off rate(d)	10.20%	10.03%		10.99%	8.85%
Delinquency rates(a)(d)
30+ day	4.96%	5.86%		4.96%	5.86%
90+ day	2.76	3.25		2.76	3.25

Allowance for loan losses(a)(e)	$14,524	$8,839	64	$14,524	$8,839	64
Allowance for loan losses to period-end loans(a)(e)(f)	10.16%	10.31%		10.16%	10.31%

Key stats — Washington Mutual only
Loans	$15,615	$23,093	(32)	$15,615	$23,093	(32)
Average loans	16,455	24,418	(33)	17,525	25,990	(33)
Net interest income(g)	14.97%	17.90%		15.02%	17.14%
Risk adjusted margin(b)(g)	15.43	(3.89)		8.59	0.49
Net charge-off rate(h)	19.53	19.17		21.97	16.75
30+ day delinquency rate(h)	8.86	11.98		8.86	11.98
90+ day delinquency rate(h)	5.17	6.85		5.17	6.85

Key stats — excluding Washington Mutual
Loans	$127,379	$148,433	(14)	$127,379	$148,433	(14)
Average loans	129,847	149,691	(13)	133,495	152,740	(13)
Net interest income(g)	8.47%	8.63%		8.67%	8.69%
Risk adjusted margin(b)(g)	4.21	1.34		3.30	0.89
Net charge-off rate	9.02	8.97		9.80	7.90
30+ day delinquency rate	4.48	5.27		4.48	5.27
90+ day delinquency rate	2.47	2.90		2.47	2.90

(a)	Effective January 1, 2010, the Firm adopted new accounting guidance related to the transfer of financial assets and the consolidation of VIEs. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For further details regarding the Firm’s application and impact of the new guidance, see Note 15 on pages 151-163 of this Form 10-Q.

(b)	Represents total net revenue less provision for credit losses.

(c)	Pretax return on average managed outstandings.

(d)	Results reflect the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the WMMT in the second quarter of 2009. Net charge-off rate for the three months ended June 30, 2010, and delinquency rates for the three and six months ended June 30, 2010 were not affected.

(e)	Based on loans on the Consolidated Balance Sheets.

(f)	Includes $5.0 billion of loans at June 30, 2009, held by the WMMT, which were consolidated onto the CS balance sheet at fair value during the second quarter of 2009. No allowance for loan losses was recorded for these loans as of June 30, 2009. Excluding these loans, the allowance for loan losses to period-end loans would have been 10.95%.

(g)	As a percentage of average managed outstandings.

(h)	Excludes the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the WMMT in the second quarter of 2009.
NA: Not applicable.

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations reported in 2009. Effective January 1, 2010, the Firm adopted new accounting guidance that amended the accounting for the transfer of financial assets and the consolidation of VIEs. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For further details regarding the Firm’s application and impact of the new guidance, see Note 15 on pages 151-163 of this Form 10-Q.

	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Income statement data
Credit card income
Reported	$908	$1,215	(25)%	$1,721	$2,599	(34)%
Securitization adjustments	NA	(294)	NM	NA	(834)	NM

Managed credit card income	$908	$921	(1)	$1,721	$1,765	(2)

Net interest income
Reported	$3,356	$2,353	43	$7,045	$4,831	46
Securitization adjustments	NA	1,958	NM	NA	3,962	NM

Managed net interest income	$3,356	$4,311	(22)	$7,045	$8,793	(20)

Total net revenue
Reported	$4,217	$3,204	32	$8,664	$6,869	26
Securitization adjustments	NA	1,664	NM	NA	3,128	NM

Managed total net revenue	$4,217	$4,868	(13)	$8,664	$9,997	(13)

Provision for credit losses
Reported	$2,221	$2,939	(24)	$5,733	$6,128	(6)
Securitization adjustments	NA	1,664	NM	NA	3,128	NM

Managed provision for credit losses	$2,221	$4,603	(52)	$5,733	$9,256	(38)

Balance sheets — average balances
Total average assets
Reported	$146,816	$111,722	31	$151,864	$115,052	32
Securitization adjustments	NA	81,588	NM	NA	82,182	NM

Managed average assets	$146,816	$193,310	(24)	$151,864	$197,234	(23)

Credit quality statistics
Net charge-offs
Reported	$3,721	$2,689	38	$8,233	$4,718	75
Securitization adjustments	NA	1,664	NM	NA	3,128	NM

Managed net charge-offs	$3,721	$4,353	(15)	$8,233	$7,846	5

Net charge-off rates
Reported	10.20%	12.03%		10.99%	10.15%
Securitized	NA	7.91		NA	7.42
Managed net charge-off rate	10.20	10.03		10.99	8.85

NA: Not applicable

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 67-68 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 6 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Revenue
Lending- and deposit-related fees	$280	$270	4%	$557	$533	5%
Asset management, administration and commissions	36	36	—	73	70	4
All other income(a)	230	152	51	416	277	50

Noninterest revenue	546	458	19	1,046	880	19
Net interest income	940	995	(6)	1,856	1,975	(6)

Total net revenue(b)	1,486	1,453	2	2,902	2,855	2

Provision for credit losses	(235)	312	NM	(21)	605	NM

Noninterest expense
Compensation expense	196	197	(1)	402	397	1
Noncompensation expense	337	327	3	661	669	(1)
Amortization of intangibles	9	11	(18)	18	22	(18)

Total noninterest expense	542	535	1	1,081	1,088	(1)

Income before income tax expense	1,179	606	95	1,842	1,162	59
Income tax expense	486	238	104	759	456	66

Net income	$693	$368	88	$1,083	$706	53

Revenue by product
Lending	$649	$684	(5)	$1,307	$1,349	(3)
Treasury services	665	679	(2)	1,303	1,325	(2)
Investment banking	115	114	1	220	187	18
Other	57	(24)	NM	72	(6)	NM

Total Commercial Banking revenue	$1,486	$1,453	2	$2,902	$2,855	2

IB revenue, gross(c)	$333	$328	2	$644	$534	21

Revenue by client segment
Middle Market Banking	$767	$772	(1)	$1,513	$1,524	(1)
Commercial Term Lending	237	224	6	466	452	3
Mid-Corporate Banking	285	305	(7)	548	547	—
Real Estate Banking	125	120	4	225	240	(6)
Other	72	32	125	150	92	63

Total Commercial Banking revenue	$1,486	$1,453	2	$2,902	$2,855	2

Financial ratios
Return on common equity	35%	18%		27%	18%
Overhead ratio	36	37		37	38

(a)	Revenue from investment banking products sold to CB clients and commercial card fee revenue is included in all other income.

(b)	Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities as well as tax-exempt income from municipal bond activity of $49 million and $39 million for the quarters ended June 30, 2010 and 2009, respectively, and $94 million and $74 million for year-to-date 2010 and 2009, respectively.

(c)	Represents the total revenue related to investment banking products sold to CB clients.

Quarterly results
Net income was $693 million, an increase of $325 million, or 88%, from the prior year. The increase was driven by a reduction in the provision for credit losses.
Net revenue was $1.5 billion, relatively flat compared with the prior year. Net interest income was $940 million, down by $55 million, or 6%, driven by spread compression on liability products and lower loan balances, predominantly offset by growth in liability balances and wider loan spreads. Noninterest revenue was $546 million, an increase of $88 million, or 19%. The current quarter reflected gains on sales of loans and other real estate owned, and higher lending-related fees, while the prior year reflected markdowns on certain assets held at fair value.
Revenue from Middle Market Banking was $767 million, a decrease of $5 million, or 1%, from the prior year. Revenue from Commercial Term Lending was $237 million, an increase of $13 million, or 6%. Revenue from Mid-Corporate Banking was $285 million, a decrease of $20 million, or 7%. Revenue from Real Estate Banking was $125 million, an increase of $5 million, or 4%.
The provision for credit losses was a benefit of $235 million, compared with an expense of $312 million in the prior year. The current-quarter provision included a reduction of $413 million to the allowance for credit losses, mainly due to refinements to credit loss estimates and improvement in the credit quality of the commercial and industrial portfolio. Net charge-offs were $176 million (0.74% net charge-off rate), compared with $181 million (0.67% net charge-off rate) in the prior year. Current-quarter net charge-offs were largely related to commercial real estate. The allowance for loan losses to end-of-period loans retained was 2.82%, down from 2.87% in the prior year. Nonperforming loans were $3.1 billion, up by $1.0 billion from the prior year, reflecting increases in nonperforming commercial real estate loans.
Noninterest expense was $542 million, an increase of $7 million, relatively flat compared with the prior year.
Year-to-date results
Net income was $1.1 billion, an increase of $377 million, or 53%, from the prior year. The increase was driven by a reduction in the provision for credit losses.
Net revenue was $2.9 billion, relatively flat compared with the prior year. Net interest income was $1.9 billion down by $119 million, or 6%, driven by spread compression on liability products and lower loan balances, but largely offset by growth in liability balances and wider loan spreads. Noninterest revenue was $1.0 billion, an increase of $166 million, or 19%, from the prior year. The current year reflected gains on sales of loans and other real estate owned, higher lending-related fees and higher investment banking fees, while the prior year reflected markdowns on certain assets held at fair value.
Revenue from Middle Market Banking was $1.5 billion, relatively flat with the prior year. Revenue from Commercial Term Lending was $466 million, an increase of $14 million, or 3%. Mid-Corporate Banking revenue was $548 million, flat compared with the prior year. Real Estate Banking revenue was $225 million, a decrease of $15 million, or 6%.
The provision for credit losses was a benefit of $21 million, compared with an expense of $605 million in the prior year. The reduction was mainly due to refinements to credit loss estimates and improvement in the credit quality of the commercial and industrial portfolio. Net charge-offs were $405 million (0.85% net charge-off rate), compared with $315 million (0.57% net charge-off rate) in the prior year.
Noninterest expense was $1.1 billion, relatively flat with the prior year.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2010	2009	Change	2010	2009	Change

Selected balance sheet data (period-end):
Loans:
Loans retained	$95,090	$105,556	(10)%	$95,090	$105,556	(10)%
Loans held-for-sale and loans at fair value	446	296	51	446	296	51

Total loans	95,536	105,852	(10)	95,536	105,852	(10)
Equity	8,000	8,000	—	8,000	8,000	—

Selected balance sheet data (average):
Total assets	$133,309	$137,283	(3)	$133,162	$140,771	(5)
Loans:
Loans retained	95,521	108,750	(12)	95,917	111,146	(14)
Loans held-for-sale and loans at fair value	391	288	36	344	292	18

Total loans	95,912	109,038	(12)	96,261	111,438	(14)
Liability balances(a)	136,770	105,829	29	134,966	110,377	22
Equity	8,000	8,000	—	8,000	8,000	—
Average loans by client segment:
Middle Market Banking	$34,424	$38,193	(10)	$34,173	$39,453	(13)
Commercial Term Lending	35,956	36,963	(3)	36,006	36,889	(2)
Mid-Corporate Banking	11,875	17,012	(30)	12,065	17,710	(32)
Real Estate Banking	9,814	12,347	(21)	10,124	12,803	(21)
Other	3,843	4,523	(15)	3,893	4,583	(15)

Total Commercial Banking loans	$95,912	$109,038	(12)	$96,261	$111,438	(14)

Headcount	4,808	4,228	14	4,808	4,228	14

Credit data and quality statistics:
Net charge-offs	$176	$181	(3)	$405	$315	29
Nonperforming loans:
Nonperforming loans retained(b)	3,036	2,090	45	3,036	2,090	45
Nonperforming loans held-for-sale and loans at fair value	41	21	95	41	21	95

Total nonperforming loans	3,077	2,111	46	3,077	2,111	46
Nonperforming assets	3,285	2,255	46	3,285	2,255	46
Allowance for credit losses:
Allowance for loan losses	2,686	3,034	(11)	2,686	3,034	(11)
Allowance for lending-related commitments	267	272	(2)	267	272	(2)

Total allowance for credit losses	2,953	3,306	(11)	2,953	3,306	(11)

Net charge-off rate	0.74%	0.67%		0.85%	0.57%
Allowance for loan losses to period-end loans retained	2.82	2.87		2.82	2.87
Allowance for loan losses to average loans retained	2.81	2.79		2.80	2.73
Allowance for loan losses to nonperforming loans retained	88	145		88	145
Nonperforming loans to period-end loans	3.22	1.99		3.22	1.99
Nonperforming loans to average loans	3.21	1.94		3.20	1.89

(a)	Liability balances include deposits, as well as deposits that are swept to on—balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.

(b)	Allowance for loan losses of $586 million and $460 million were held against nonperforming loans retained at June 30, 2010 and 2009, respectively.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 56-57 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 6 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2010	2009	Change	2010	2009	Change

Revenue
Lending- and deposit-related fees	$313	$314	—%	$624	$639	(2)%
Asset management, administration and commissions	705	710	(1)	1,364	1,336	2
All other income	209	221	(5)	385	418	(8)

Noninterest revenue	1,227	1,245	(1)	2,373	2,393	(1)
Net interest income	654	655	—	1,264	1,328	(5)

Total net revenue	1,881	1,900	(1)	3,637	3,721	(2)

Provision for credit losses	(16)	(5)	(220)	(55)	(11)	(400)
Credit reimbursement to IB(a)	(30)	(30)	—	(60)	(60)	—

Noninterest expense
Compensation expense	697	618	13	1,354	1,247	9
Noncompensation expense	684	650	5	1,334	1,321	1
Amortization of intangibles	18	20	(10)	36	39	(8)

Total noninterest expense	1,399	1,288	9	2,724	2,607	4

Income before income tax expense	468	587	(20)	908	1,065	(15)
Income tax expense	176	208	(15)	337	378	(11)

Net income	$292	$379	(23)	$571	$687	(17)

Revenue by business
Treasury Services	$926	$934	(1)	$1,808	$1,865	(3)
Worldwide Securities Services	955	966	(1)	1,829	1,856	(1)

Total net revenue	$1,881	$1,900	(1)	$3,637	$3,721	(2)

Financial ratios
Return on common equity	18%	30%		18%	28%
Overhead ratio	74	68		75	70
Pretax margin ratio	25	31		25	29

Selected balance sheet data (period-end)
Loans(b)	$24,513	$17,929	37	$24,513	$17,929	37
Equity	6,500	5,000	30	6,500	5,000	30

Selected balance sheet data (average)
Total assets	$42,868	$35,520	21	$40,583	$37,092	9
Loans(b)	22,137	17,524	26	20,865	18,825	11
Liability balances(c)	246,690	234,163	5	247,294	255,208	(3)
Equity	6,500	5,000	30	6,500	5,000	30

Headcount	27,943	27,252	3	27,943	27,252	3

(a)	IB credit portfolio group manages certain exposures on behalf of clients shared with TSS. TSS reimburses IB for a portion of the total cost of managing the credit portfolio. IB recognizes this credit reimbursement as a component of noninterest revenue.

(b)	Loan balances include wholesale overdrafts, commercial card and trade finance loans.

(c)	Liability balances include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.

Quarterly results
Net income was $292 million, a decrease of $87 million, or 23%, from the prior year. These results reflected lower net revenue and higher noninterest expense.
Net revenue was $1.9 billion, a decrease of $19 million, or 1%, from the prior year. Worldwide Securities Services net revenue was $955 million, relatively flat compared with the prior year, as lower spreads in securities lending and the impact of lower volatility on foreign exchange were offset by higher market levels and net inflows of assets under custody. Similarly, TS net revenue was $926 million, relatively flat as lower deposit spreads were offset by higher trade loan and card product volumes.
TSS generated firmwide net revenue of $2.6 billion, including $1.7 billion by TS; of that amount, $926 million was recorded in TS, $665 million in CB and $62 million in other lines of business. The remaining $955 million of firmwide net revenue was recorded in Worldwide Securities Services.
The provision for credit losses was a benefit of $16 million, compared with a benefit of $5 million in the prior year.
Noninterest expense was $1.4 billion, up $111 million, or 9% from the prior year. The increase was driven by higher performance-based compensation and continued investment in new product platforms, primarily related to international expansion.
Year-to-date results
Net income was $571 million, a decrease of $116 million, or 17%, from the prior year. These results reflected lower net revenue and higher noninterest expense.
Net revenue was $3.6 billion, a decrease of $84 million, or 2% from the prior year. Worldwide Securities Services net revenue of $1.8 billion was relatively flat as lower spreads in securities lending, the impact of lower volatility on foreign exchange and lower balances on liability products, were offset by the effects of higher market levels and net inflows of assets under custody. TS net revenue was $1.8 billion, a decrease of $57 million, or 3%. The decrease primarily reflected lower deposit spreads, partially offset by higher trade loan and card product volumes.
TSS generated firmwide net revenue of $5.1 billion, including $3.2 billion by TS; of that amount, $1.8 billion was recorded in TS, $1.3 billion in CB and $118 million in other lines of business. The remaining $1.8 billion of net revenue was recorded in Worldwide Securities Services.
The provision for credit losses was a benefit of $55 million compared with a benefit of $11 million in the prior year.
Noninterest expense was $2.7 billion, up $117 million, or 4%. The increase was driven by higher performance-based compensation as well as continued investment in new product platforms, primarily related to international expansion.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios and where otherwise noted)	2010	2009	Change	2010	2009	Change

TSS firmwide disclosures
Treasury Services revenue — reported	$926	$934	(1)%	$1,808	$1,865	(3)%
Treasury Services revenue reported in CB	665	679	(2)	1,303	1,325	(2)
Treasury Services revenue reported in other lines of business	62	63	(2)	118	125	(6)

Treasury Services firmwide revenue(a)	1,653	1,676	(1)	3,229	3,315	(3)
Worldwide Securities Services revenue	955	966	(1)	1,829	1,856	(1)

Treasury & Securities Services firmwide revenue(a)	$2,608	$2,642	(1)	$5,058	$5,171	(2)

Treasury Services firmwide liability balances (average)(b)	$303,224	$258,312	17	$304,159	$273,892	11
Treasury & Securities Services firmwide liability balances (average)(b)	383,460	339,992	13	382,260	365,584	5

TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(c)	54%	51%		55%	52%
Treasury & Securities Services firmwide overhead ratio(c)	64	59		65	61

Firmwide business metrics
Assets under custody (in billions)	$14,857	$13,748	8	$14,857	$13,748	8

Number of:
U.S.$ ACH transactions originated (in millions)	970	978	(1)	1,919	1,956	(2)
Total U.S.$ clearing volume (in thousands)	30,531	28,193	8	59,200	55,379	7
International electronic funds transfer volume (in thousands)(d)	58,484	47,096	24	114,238	91,461	25
Wholesale check volume (in millions)	526	572	(8)	1,004	1,140	(12)
Wholesale cards issued (in thousands)(e)	28,066	25,501	10	28,066	25,501	10

Credit data and quality statistics
Net charge-offs	$—	$17	NM	$—	$19	NM
Nonperforming loans	14	14	—	14	14	—
Allowance for credit losses:
Allowance for loan losses	48	15	220	48	15	220
Allowance for lending-related commitments	68	92	(26)	68	92	(26)

Total allowance for credit losses	116	107	8	116	107	8

Net charge-off rate	—%	0.39%		—%	0.20%
Allowance for loan losses to period-end loans	0.20	0.08		0.20	0.08
Allowance for loan losses to average loans	0.22	0.09		0.23	0.08
Allowance for loan losses to nonperforming loans	343	107		343	107
Nonperforming loans to period-end loans	0.06	0.08		0.06	0.08
Nonperforming loans to average loans	0.06	0.08		0.07	0.07

(a)	TSS firmwide revenue includes foreign exchange (“FX”) revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB. However, some of the FX revenue associated with TSS customers who are FX customers of IB is not included in TS and TSS firmwide revenue. The total FX revenue generated was $175 million and $191 million for the three months ended June 30, 2010 and 2009, respectively, and $312 million and $345 million for the six months ended June 30, 2010 and 2009, respectively.

(b)	Firmwide liability balances include liability balances recorded in CB.

(c)	Overhead ratios have been calculated based on firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in IB for TSS-related FX activity are not included in this ratio.

(d)	International electronic funds transfer includes non-U.S. dollar Automated Clearing House (“ACH”) and clearing volume.

(e)	Wholesale cards issued and outstanding include U.S. domestic commercial, stored value, prepaid and government electronic benefit card products.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 71-73 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 6 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Revenue:
Asset management, administration and commissions	$1,522	$1,315	16%	$3,030	$2,546	19%
All other income	177	253	(30)	443	322	38

Noninterest revenue	1,699	1,568	8	3,473	2,868	21
Net interest income	369	414	(11)	726	817	(11)

Total net revenue	2,068	1,982	4	4,199	3,685	14

Provision for credit losses	5	59	(92)	40	92	(57)

Noninterest expense:
Compensation expense	861	810	6	1,771	1,610	10
Noncompensation expense	527	525	—	1,041	1,004	4
Amortization of intangibles	17	19	(11)	35	38	(8)

Total noninterest expense	1,405	1,354	4	2,847	2,652	7

Income before income tax expense	658	569	16	1,312	941	39
Income tax expense	267	217	23	529	365	45

Net income	$391	$352	11	$783	$576	36

Revenue by client segment
Private Bank	$695	$640	9	$1,393	$1,223	14
Retail	482	411	17	897	664	35
Institutional	433	487	(11)	999	947	5
Private Wealth Management	348	334	4	691	646	7
JPMorgan Securities(a)	110	110	—	219	205	7

Total net revenue	$2,068	$1,982	4	$4,199	$3,685	14

Financial ratios
Return on common equity	24%	20%		24%	17%
Overhead ratio	68	68		68	72
Pretax margin ratio	32	29		31	26

(a)	JPMorgan Securities was formerly known as Bear Stearns Private Client Services prior to January 1, 2010.

Quarterly results
Net income was $391 million, an increase of $39 million, or 11%, from the prior year. These results reflected higher net revenue and a lower provision for credit losses, partially offset by higher noninterest expense.
Net revenue was $2.1 billion, an increase of $86 million, or 4%, from the prior year. Noninterest revenue was $1.7 billion, up by $131 million, or 8%, due to the effects of higher market levels, net inflows to products with higher margins and higher performance fees, partially offset by lower quarterly valuations of seed capital investments. Net interest income was $369 million, down by $45 million, or 11%, due to narrower deposit spreads, largely offset by higher deposit balances.
Revenue from the Private Bank was $695 million, up 9% from the prior year. Revenue from Retail was $482 million, up 17%. Revenue from Institutional was $433 million, down 11%. Revenue from Private Wealth Management was $348 million, up 4%. Revenue from JPMorgan Securities was $110 million, flat compared with the prior year.
The provision for credit losses was $5 million, compared with $59 million in the prior year.
Noninterest expense was $1.4 billion, an increase of $51 million, or 4%, from the prior year, reflecting higher headcount.
Year-to-date results
Net income was $783 million, an increase of $207 million, or 36%, from the prior year, due to higher net revenue and a lower provision for credit losses, partially offset by higher noninterest expense.
Net revenue was $4.2 billion, an increase of $514 million, or 14%, from the prior year. Noninterest revenue was $3.5 billion, an increase of $605 million, or 21%, due to the effects of higher market levels, higher placement fees, net inflows to products with higher margins and higher performance fees. Net interest income was $726 million, down by $91 million, or 11%, from the prior year, due to narrower deposit spreads, partially offset by higher deposit balances.
Revenue from the Private Bank was $1.4 billion, up 14% from the prior year. Revenue from Institutional was $999 million, up 5%. Revenue from Retail was $897 million, up 35%. Revenue from Private Wealth Management was $691 million, up 7%. Revenue from JPMorgan Securities was $219 million, up 7%.
The provision for credit losses was $40 million, compared with $92 million in the prior year.
Noninterest expense was $2.8 billion, an increase of $195 million, or 7%, from the prior year due to higher performance-based compensation and higher headcount.

Business metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount, ratios,
ranking data, and where otherwise noted)	2010	2009	Change	2010	2009	Change

Number of:
Client advisors	2,055	1,838	12%	2,055	1,838	12%
Retirement planning services participants (in thousands)	1,653	1,595	4	1,653	1,595	4
JPMorgan Securities brokers(a)	402	362	11	402	362	11

% of customer assets in 4 & 5 Star Funds(b)	43%	45%	(4)	43%	45%	(4)
% of AUM in 1st and 2nd quartiles:(c)
1 year	58%	62%	(6)	58%	62%	(6)
3 years	67%	69%	(3)	67%	69%	(3)
5 years	78%	80%	(3)	78%	80%	(3)

Selected balance sheet data (period-end)
Loans	$38,744	$35,474	9	$38,744	$35,474	9
Equity	6,500	7,000	(7)	6,500	7,000	(7)

Selected balance sheet data (average)
Total assets	$63,426	$59,334	7	$62,978	$58,783	7
Loans	37,407	34,292	9	37,007	34,438	7
Deposits	86,453	75,355	15	83,573	78,534	6
Equity	6,500	7,000	(7)	6,500	7,000	(7)

Headcount	16,019	14,840	8	16,019	14,840	8

Credit data and quality statistics
Net charge-offs	$27	$46	(41)	$55	$65	(15)
Nonperforming loans	309	313	(1)	309	313	(1)
Allowance for credit losses:
Allowance for loan losses	250	226	11	250	226	11
Allowance for lending-related commitments	3	4	(25)	3	4	(25)

Total allowance for credit losses	253	230	10	253	230	10

Net charge-off rate	0.29%	0.54%		0.30%	0.38%
Allowance for loan losses to period-end loans	0.65	0.64		0.65	0.64
Allowance for loan losses to average loans	0.67	0.66		0.68	0.66
Allowance for loan losses to nonperforming loans	81	72		81	72
Nonperforming loans to period-end loans	0.80	0.88		0.80	0.88
Nonperforming loans to average loans	0.83	0.91		0.83	0.91

(a)	JPMorgan Securities was formerly known as Bear Stearns Private Client Services prior to January 1, 2010.

(b)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Quartile rankings sourced from Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

Assets under supervision
Assets under supervision were $1.6 trillion, an increase of $97 billion, or 6%, from the prior year. Assets under management were $1.2 trillion, a decrease of $10 billion, or 1%, due to outflows in liquidity products, predominantly offset by inflows in fixed income and equity products and the effect of higher market levels. Custody, brokerage, administration and deposit balances were $479 billion, up by $107 billion, or 29%, due to custody and brokerage inflows and the effect of higher market levels.

ASSETS UNDER SUPERVISION(a) (in billions)
As of June 30,	2010	2009

Assets by asset class
Liquidity	$489	$617
Fixed income	259	194
Equities and multi-asset	322	264
Alternatives	91	96

Total assets under management	1,161	1,171
Custody/brokerage/administration/deposits	479	372

Total assets under supervision	$1,640	$1,543

Assets by client segment

Institutional	$634	$697
Private Bank	177	179
Retail	269	216
Private Wealth Management	66	67
JPMorgan Securities(b)	15	12

Total assets under management	$1,161	$1,171

Institutional	$636	$697
Private Bank	469	390
Retail	351	289
Private Wealth Management	130	123
JPMorgan Securities(b)	54	44

Total assets under supervision	$1,640	$1,543

Assets by geographic region
U.S./Canada	$791	$814
International	370	357

Total assets under management	$1,161	$1,171

U.S./Canada	$1,151	$1,103
International	489	440

Total assets under supervision	$1,640	$1,543

Mutual fund assets by asset class
Liquidity	$440	$569
Fixed income	79	48
Equities and multi-asset	133	111
Alternatives	8	9

Total mutual fund assets	$660	$737

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm had a 42% ownership at both June 30, 2010 and 2009.

(b)	JPMorgan Securities was formerly known as Bear Stearns Private Client Services prior to January 1, 2010.

Assets under management rollforward	Three months ended June 30,		Six months ended June 30,
(in billions)	2010	2009	2010	2009

Beginning balance	$1,219	$1,115	$1,249	$1,133
Net asset flows:
Liquidity	(29)	(7)	(91)	12
Fixed income	12	8	28	9
Equities, multi-asset and alternatives	1	2	7	(3)
Market/performance/other impacts	(42)	53	(32)	20

Total assets under management	$1,161	$1,171	$1,161	$1,171

Assets under supervision rollforward

Beginning balance	$1,707	$1,464	$1,701	$1,496
Net asset flows	(4)	(9)	(14)	16
Market/performance/other impacts	(63)	88	(47)	31

Total assets under supervision	$1,640	$1,543	$1,640	$1,543

CORPORATE / PRIVATE EQUITY
For a discussion of the business profile of Corporate/Private Equity, see pages 74-75 of JPMorgan Chase’s 2009 Annual Report.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount)	2010	2009	Change	2010	2009	Change

Revenue
Principal transactions	$(69)	$1,243	NM	$478	$(250)	NM
Securities gains	990	366	170%	1,600	580	176%
All other income	182	(209)	NM	306	(228)	NM

Noninterest revenue	1,103	1,400	(21)	2,384	102	NM
Net interest income	747	865	(14)	1,823	1,854	(2)

Total net revenue(a)	1,850	2,265	(18)	4,207	1,956	115

Provision for credit losses	(2)	9	NM	15	9	67

Noninterest expense
Compensation expense	770	655	18	1,245	1,296	(4)
Noncompensation expense(b)	1,468	1,319	11	4,509	1,664	171
Merger costs	—	143	NM	—	348	NM

Subtotal	2,238	2,117	6	5,754	3,308	74
Net expense allocated to other businesses	(1,192)	(1,253)	5	(2,372)	(2,532)	6

Total noninterest expense	1,046	864	21	3,382	776	336

Income before income tax expense	806	1,392	(42)	810	1,171	(31)
Income tax expense/(benefit)(c)	153	584	(74)	(71)	625	NM

Net income	$653	$808	(19)	$881	$546	61

Total net revenue
Private equity	$48	$(1)	NM	$163	$(450)	NM
Corporate	1,802	2,266	(20)	4,044	2,406	68

Total net revenue	$1,850	$2,265	(18)	$4,207	$1,956	115

Net income/(loss)
Private equity	$11	$(27)	NM	$66	$(307)	NM
Corporate(d)	642	835	(23)	815	853	(4)

Total net income	$653	$808	(19)	$881	$546	61

Headcount	19,482	21,522	(9)	19,482	21,522	(9)

(a)	Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $57 million and $44 million for the quarters ended June 30, 2010 and 2009, respectively, and $105 million and $70 million for the six months ended June 30, 2010 and 2009, respectively.

(b)	The three and six months ended June 30, 2010, included litigation expense of $694 million and $3.0 billion, respectively. The second quarter of 2009 included a $675 million FDIC special assessment.

(c)	The income tax expense in the first quarter of 2010 includes tax benefits recognized upon the resolution of tax audits.

(d)	The 2009 periods included merger costs and the extraordinary gain related to the Washington Mutual transaction, as well as items related to the Bear Stearns merger, including merger costs, asset management liquidation costs and Bear Stearns Private Client Services (which was renamed to JPMorgan Securities effective January 2010) broker retention expense.

Quarterly results
Net income was $653 million, compared with net income of $808 million in the prior year.
Private Equity net income was $11 million, compared with a net loss of $27 million in the prior year. Net revenue was $48 million, an increase of $49 million, driven by higher private equity gains from more favorable market conditions and underlying performance on certain portfolio investments. Noninterest expense was $32 million, a decrease of $10 million.
Corporate net income was $642 million, compared with $835 million in the prior year. Net revenue was $1.8 billion, a decrease of $464 million, reflecting lower trading revenue primarily from the absence of spread tightening and increases in asset prices experienced in the second quarter of 2009; the decrease was offset partially by higher securities gains, from the repositioning of the investment portfolio. Noninterest expense was $1.0 billion, up from $822 million in the prior year, largely due to higher litigation expense.
Year-to-date results
Net income was $881 million, compared with $546 million in the prior year.
Private Equity net income was $66 million, compared with a net loss of $307 million in the prior year. Net revenue was $163 million, an increase of $613 million, driven by higher private equity gains from more favorable market conditions and underlying performance on certain portfolio investments. Noninterest expense was $62 million, an increase of $31 million.
Net income for Corporate was $815 million compared with $853 million. Net revenue was $4.0 billion compared with $2.4 billion reflecting elevated levels of securities gains from the investment portfolio. Noninterest expense was $3.3 billion compared with $744 million, reflecting an increase of litigation reserves. Prior year included a $675 million FDIC special assessment.

Treasury and Chief Investment Office (“CIO”)
Selected income statement and	Three months ended June 30,			Six months ended June 30,
balance sheet data
(in millions)	2010	2009	Change	2010	2009	Change

Securities gains(a)	$989	$374	164%	$1,599	$588	172%
Investment securities portfolio (average)	320,578	336,263	(5)	325,553	301,219	8
Investment securities portfolio (ending)	305,288	326,414	(6)	305,288	326,414	(6)
Mortgage loans (average)	8,539	7,228	18	8,352	7,219	16
Mortgage loans (ending)	8,900	7,368	21	8,900	7,368	21

(a)	Reflects repositioning of the Corporate investment securities portfolio and excludes gains/losses on securities used to manage risk associated with MSRs.
For further information on the investment portfolio, see Note 3 and Note 11 on pages 110-124 and 139-144, respectively, of this Form 10-Q. For further information on CIO VaR and the Firm’s earnings-at-risk, see the Market Risk Management section on pages 95-98 of this Form 10-Q.

Selected income statement and balance sheet data	Three months ended June 30,			Six months ended June 30,
(in millions)	2010	2009	Change	2010	2009	Change

Private equity gains/(losses)
Realized gains	$78	$25	212%	$191	$40	378%
Unrealized gains/(losses)(a)	(7)	16	NM	(82)	(393)	79

Total direct investments	71	41	73	109	(353)	NM
Third-party fund investments	4	(61)	NM	102	(129)	NM

Total private equity gains/(losses)(b)	$75	$(20)	NM	$211	$(482)	NM

Private equity portfolio information(c)
Direct investments
(in millions)	June 30, 2010	December 31, 2009	Change

Publicly held securities
Carrying value	$873	$762	15%
Cost	901	743	21
Quoted public value	974	791	23

Privately held direct securities
Carrying value	5,464	5,104	7
Cost	6,507	5,959	9

Third-party fund investments(d)
Carrying value	1,782	1,459	22
Cost	2,315	2,079	11

Total private equity portfolio — Carrying value	$8,119	$7,325	11
Total private equity portfolio — Cost	$9,723	$8,781	11

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

(c)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 110-124 of this Form 10-Q.

(d)	Unfunded commitments to third-party private equity funds were $1.2 billion and $1.5 billion at June 30, 2010, and December 31, 2009, respectively.
The carrying value of the private equity portfolio at June 30, 2010, and December 31, 2009, was $8.1 billion and $7.3 billion, respectively. The increase in the portfolio during the first half of the year is primarily due to approximately $1.0 billion in new and follow-on investments, partially offset by unrealized losses on markdowns. The portfolio represented 6.6% and 6.3% of the Firm’s stockholders’ equity less goodwill at June 30, 2010, and December 31, 2009, respectively.
BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data(in millions)	June 30, 2010	December 31, 2009

Assets
Cash and due from banks	$32,806	$26,206
Deposits with banks	39,430	63,230
Federal funds sold and securities purchased under resale agreements	199,024	195,404
Securities borrowed	122,289	119,630
Trading assets:
Debt and equity instruments	317,293	330,918
Derivative receivables	80,215	80,210
Securities	312,013	360,390
Loans	699,483	633,458
Allowance for loan losses	(35,836)	(31,602)

Loans, net of allowance for loan losses	663,647	601,856
Accrued interest and accounts receivable	61,295	67,427
Premises and equipment	11,267	11,118
Goodwill	48,320	48,357
Mortgage servicing rights	11,853	15,531
Other intangible assets	4,178	4,621
Other assets	110,389	107,091

Total assets	$2,014,019	$2,031,989

Liabilities
Deposits	$887,805	$938,367
Federal funds purchased and securities loaned or sold under repurchase agreements	237,455	261,413
Commercial paper	41,082	41,794
Other borrowed funds	44,431	55,740
Trading liabilities:
Debt and equity instruments	74,745	64,946
Derivative payables	60,137	60,125
Accounts payable and other liabilities	160,478	162,696
Beneficial interests issued by consolidated VIEs	88,148	15,225
Long-term debt	248,618	266,318

Total liabilities	1,842,899	1,866,624
Stockholders’ equity	171,120	165,365

Total liabilities and stockholders’ equity	$2,014,019	$2,031,989

Consolidated Balance Sheets overview
Total assets were $2.0 trillion, down modestly from December 31, 2009. Total assets decreased, primarily as a result of repositioning the Firm’s securities portfolio in response to changes in the interest rate environment, and reducing deposits with banks as market stress gradually eased since the end of 2009. The decrease was partially offset by an increase in loans, primarily due to the January 1, 2010, adoption of new consolidation guidance related to VIEs.
Total liabilities were $1.8 trillion, down modestly. The decrease in liabilities was a result of customer deposits declining primarily due to lower short-term funding needs. Partially offsetting these liability decreases was an increase in beneficial interests issued by consolidated VIEs, which was also a result of the adoption of the new consolidation guidance related to VIEs.
Stockholders’ equity was $171.1 billion, an increase of $5.8 billion, or 3%, from the prior year-end. Stockholders’ equity increased driven predominantly by growth in net income and a net increase in accumulated other comprehensive income (“AOCI”); these were partially offset by the cumulative effect of a change in accounting principles as a result of the adoption of the new consolidation guidance related to VIEs.
The following is a discussion of the significant changes in the specific line captions of the Consolidated Balance Sheets from December 31, 2009. For a description of the specific line captions discussed below, see pages 76-78 of JPMorgan Chase’s 2009 Annual Report.
Deposits with banks; federal funds sold and securities purchased under resale agreements; securities borrowed
Deposits with banks decreased, largely due to lower deposits with the Federal Reserve Bank and lower interbank lending, as market stress gradually eased since the end of 2009. Securities purchased under resale agreements increased, predominantly due to higher financing volume in IB, offset partially by a decline in Corporate due to a reduced level of funds to be invested on a short-term basis. For additional information on the Firm’s Liquidity Risk Management, see pages 65-67 of this Form 10-Q.
Trading assets and liabilities – debt and equity instruments
Trading assets — debt and equity instruments decreased, primarily reflecting lower client flows as a result of unfavorable financial markets in the second quarter of 2010. Trading liabilities — debt and equity instruments increased, reflecting an increase in business activity in markets outside of the U.S. (mainly Asia Pacific) in the first quarter of 2010; this was partially offset by unfavorable financial markets in the second quarter of 2010. For additional information, refer to Note 3 on pages 110-124 of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
Derivative receivables and payables were flat and reflected the effect of declining interest rates and increased levels of foreign exchange-rate volatility, offset by declining equity valuations and lower energy and base metal commodity prices. For additional information, refer to Derivative contracts on pages 75-77, and Note 3 and Note 5 on pages 110-124 and 128-136, respectively, of this Form 10-Q.
Securities
Securities decreased, largely due to repositioning of the Firm’s securities portfolio in response to changes in the interest rate environment and to rebalance issuer exposures. The repositioning reduced U.S. government agency securities and increased non-U.S. mortgage-backed securities. The adoption of the new consolidation guidance related to VIEs, which resulted in the elimination of retained available-for-sale (“AFS”) securities issued by Firm-sponsored credit card securitization trusts, also contributed to the decrease. For a more detailed discussion of the adoption of the new consolidation guidance, see Note 1 on pages 108-109 of this Form 10-Q. For additional information related to securities, refer to the Corporate/Private Equity segment on pages 51-53, and Note 3 and Note 11 on pages 110-124 and 139-144, respectively, of this Form 10-Q.
Loans and allowance for loan losses
Loans increased as a result of the new consolidation guidance related to VIEs that required the Firm to consolidate the assets and liabilities of its Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits and certain other consumer securitization entities, primarily mortgage-related. Excluding the impact of the adoption of the new accounting guidance, loans decreased due to the Washington Mutual credit card portfolio runoff; the decline in lower-yielding promotional credit card balances; continued runoff of the residential real estate portfolios; net repayments and loan sales in IB; and net charge-offs. Client demand, in general, remains low.

The allowance for loan losses increased, largely due to the impact of new consolidation guidance related to VIEs that required the Firm to consolidate the assets and liabilities of its Firm-sponsored credit card securitization trusts. Excluding the effect of the new consolidation guidance, the allowance decreased, as a result of reductions of $2.0 billion and $1.2 billion in the wholesale and consumer allowances, respectively. The wholesale allowance decreased, due primarily to net repayments, loan sales, refinements to credit loss estimates, and improvement in the credit quality of the commercial and industrial portfolio. The consumer allowance decreased, as a result of a $2.5 billion reduction for CS, reflecting lower estimated losses, primarily related to improved delinquency trends, as well as lower levels of outstandings; these were partially offset by a $1.2 billion increase in the first quarter in RFS related to further estimated deterioration in the Washington Mutual prime and option ARM purchased credit-impaired pools. For a more detailed discussion of the adoption of the new consolidated guidance, see Notes 1, 14 and 15 on pages 108-109, 150-151 and 151-163, respectively, of this Form 10-Q. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Portfolio on pages 68-94 and Notes 3, 4, 13 and 14 on pages 110-124, 125-127, 145-150 and 150-151, respectively, of this Form 10-Q.
Accrued interest and accounts receivable
Accrued interest and accounts receivable decreased, due to the elimination of retained securitization interests upon the adoption of the new consolidation guidance that resulted in the consolidation of Firm-sponsored credit card securitization trusts. This decrease was offset partially by higher customer receivables in IB’s Prime Services business due to increased client activity. For a more detailed discussion of the adoption of the new consolidated guidance, see Notes 1 and 15 on pages 108-109 and 151-163, respectively, of this Form 10-Q.
Mortgage servicing rights
MSRs decreased, primarily due to a significant decline in market interest rates during the first six months of 2010, as well as servicing portfolio runoff. The decrease was partially offset by an increase related to sales in RFS of originated loans for which servicing rights were retained. For additional information on MSRs, see Note 16 on pages 165-166 of this Form 10-Q.
Other intangible assets
Other intangible assets decreased, primarily as a result of amortization expense. For additional information on other intangible assets, see Note 16 on pages 164-167 of this Form 10-Q.
Deposits
Deposits decreased, reflecting a decline associated with wholesale funding activities due to the Firm’s lower funding needs, and the continued normalization of TSS deposit levels from year-end inflows. These factors were offset partially by net inflows from existing customers and new business in AM, CB and RFS. For more information on deposits, refer to the RFS and AM segment discussions on pages 25-35 and 47-51, respectively; the Liquidity Risk Management discussion on pages 65-67; and Note 17 on page 167 of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 41-43 and 44-46, respectively, of this Form 10-Q.
Federal funds purchased and securities loaned or sold under repurchase agreements
Securities sold under repurchase agreements decreased, largely as a result of a decline in funding requirements associated with lower AFS securities in Corporate and reduced short-term funding requirements in IB. For additional information on the Firm’s Liquidity Risk Management, see pages 65-67 of this Form 10-Q.
Commercial paper and other borrowed funds
Commercial paper and other borrowed funds, which includes advances from Federal Home Loan Banks (“FHLBs”), decreased due to lower funding requirements. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 65-67, and Note 18 on page 167 of this Form 10-Q.
Beneficial interests issued by consolidated VIEs
Beneficial interests issued by consolidated VIEs increased, predominantly due to the adoption of the new consolidation guidance related to VIEs, offset modestly by maturities of $13.2 billion related to Firm-sponsored credit card securitization trusts. For additional information on Firm-administered VIEs and loan securitization trusts, see Note 15 on pages 151-163 of this Form 10-Q.
Long-term debt
Long-term debt decreased, predominantly due to maturities and redemptions, partially offset by new issuances. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 65-67 of this Form 10-Q.

Stockholders’ equity
Total stockholders’ equity increased, as a result of growth in net income for the first six months of 2010; a net increase in AOCI, due primarily to the narrowing of spreads on mortgage-backed securities and collateralized loan obligations, offset partially by declines in non-U.S. government debt securities and realization of gains due to portfolio repositioning; and net issuances under the Firm’s employee stock-based compensation plans. The increase in stockholders’ equity was partially offset by the impact of the adoption of the new consolidation guidance related to VIEs that resulted in a reduction of $4.5 billion, driven by the establishment of an allowance for loan losses of $7.5 billion (pretax) related to receivables held in credit card securitization trusts that were consolidated at the adoption date. Also partially offsetting the increase were the purchase of the remaining interest in a consolidated subsidiary from noncontrolling shareholders; the declaration of cash dividends on preferred and common stock; and stock repurchases. For a more detailed discussion of the adoption of new consolidated guidance, see Notes 1 and 15 on pages 108-109 and 151-163, respectively, of this Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS
JPMorgan Chase is involved with several types of off-balance sheet arrangements, including through special-purpose entities (“SPEs”), which are a type of VIE, and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion of contractual cash obligations, see Off-Balance Sheet Arrangements and Contractual Cash Obligations on pages 78-81 of JPMorgan Chase’s 2009 Annual Report.
Special-purpose entities
SPEs are the most common type of VIE, used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. As a result of new accounting guidance, certain VIEs were consolidated on to the Firm’s Consolidated Balance Sheets effective January 1, 2010. Nevertheless, SPEs continue to be an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the Firm’s involvement with SPEs, see Note 1 on pages 108-109 and Note 15 on pages 151-163 of this Form 10-Q; and Note 1 on pages 142-143, Note 15 on pages 198-205 and Note 16 on pages 206-214 of JPMorgan Chase’s 2009 Annual Report.
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
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A. were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The aggregate amount of these liquidity commitments, to both consolidated and nonconsolidated SPEs, were $36.1 billion and $34.2 billion at June 30, 2010, and December 31, 2009, respectively. Alternatively, if JPMorgan Chase Bank, N.A. were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment or, in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
Special-purpose entities revenue
The following table summarizes certain revenue information related to consolidated and nonconsolidated VIEs with which the Firm has significant involvement. The revenue reported in the table below primarily represents contractual servicing and credit fee income (i.e., income from acting as administrator, structurer or liquidity provider). It does not include MTM gains and losses from changes in the fair value of trading positions (such as derivative transactions) entered into with VIEs. Those gains and losses are recorded in principal transactions revenue.

Revenue from VIEs and Securitization Entities	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Multi-seller conduits	$60	$136	$127	$256
Investor intermediation	12	8	25	14
Other securitization entities(a)	544	617	1,088	1,254

Total	$616	$761	$1,240	$1,524

(a)	Excludes servicing revenue from loans sold to and securitized by third parties.

Loan modifications
The Firm modifies loans that it services, including loans that were sold to off-balance sheet SPEs, pursuant to the U.S. Treasury’s Making Home Affordable (“MHA”) programs and the Firm’s other loss-mitigation programs. For both the Firm’s on-balance sheet loans and loans serviced for others, approximately 121,000 and 281,000 mortgage modifications had been offered to borrowers during the three and six months ended June 30, 2010, respectively; and more than 59,000 and 123,000 permanent mortgage modifications were approved during the three and six months ended June 30, 2010, respectively. See Consumer Credit Portfolio on pages 79-91 of this Form 10-Q for more details on these loan modifications.
Off-balance sheet lending-related financial instruments, guarantees and other commitments
JPMorgan Chase uses lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees often expire without being drawn, and even higher proportions expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Lending-related commitments on page 77 and Note 22 on pages 170-174 of this Form 10-Q; and Lending-related commitments on page 105 and Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.
The following table presents, as of June 30, 2010, the amounts by contractual maturity of off-balance sheet lending-related financial instruments, guarantees and other commitments. The amounts in the table for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products would be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law. The table excludes certain commitments and guarantees that do not have a contractual maturity date (e.g., loan sale and securitization-related indemnifications). For further discussion, see discussion of repurchase liability below and Note 22 on pages 170-174 of this Form 10-Q, and Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.

Off—balance sheet lending-related financial instruments, guarantees and other commitments

	June 30, 2010					Dec. 31, 2009
			Due after
		Due after	3 years
By remaining maturity	Due in 1 year	1 year through	through	Due after
(in millions)	or less	3 years	5 years	5 years	Total	Total

Lending-related
Consumer:
Home equity — senior lien	$436	$2,214	$6,076	$9,594	$18,320	$19,246
Home equity — junior lien	788	5,453	11,944	15,800	33,985	37,231
Prime mortgage	958	—	—	—	958	1,654
Subprime mortgage	—	—	—	—	—	—
Option ARMs	—	—	—	—	—	—
Auto loans	5,852	172	3	2	6,029	5,467
Credit card	550,442	—	—	—	550,442	569,113
All other loans	8,828	257	102	1,020	10,207	11,229

Total consumer	$567,304	$8,096	$18,125	$26,416	$619,941	$643,940

Wholesale:
Other unfunded commitments to extend credit(a)(b)	60,894	102,796	20,677	3,726	188,093	192,145
Asset purchase agreements(b)	—	—	—	—	—	22,685
Standby letters of credit and other financial guarantees(a)(c)(d)	26,882	47,226	13,058	4,001	91,167	91,485
Unused advised lines of credit	34,192	4,441	82	201	38,916	35,673
Other letters of credit(a)(d)	3,700	2,158	518	—	6,376	5,167

Total wholesale	125,668	156,621	34,335	7,928	324,552	347,155

Total lending-related	$692,972	$164,717	$52,460	$34,344	$944,493	$991,095

Other guarantees and commitments
Securities lending guarantees(e)	$161,514	$—	$—	$—	$161,514	$170,777
Derivatives qualifying as guarantees(f)	8,642	871	41,875	27,871	79,259	87,191
Equity investment commitments(g)	1,231	15	30	931	2,207	2,374
Building purchase commitment(h)	670	—	—	—	670	670

(a)	At June 30, 2010, and December 31, 2009, represents the contractual amount net of risk participations totaling $609 million and $643 million, respectively, for other unfunded commitments to extend credit; $23.4 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $828 million and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)	Upon the adoption of the new consolidation guidance related to VIEs, $24.2 billion of lending-related commitments between the Firm and Firm-administered multi-seller conduits were eliminated upon consolidation. The decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments directly between the multi-seller conduits and clients; these unfunded commitments of the consolidated conduits are now included as off-balance sheet lending-related commitments of the Firm.

(c)	At June 30, 2010, and December 31, 2009, includes unissued standby letters of credit commitments of $39.4 billion and $38.4 billion, respectively.

(d)	At June 30, 2010, and December 31, 2009, JPMorgan Chase held collateral relating to $34.7 billion and $31.5 billion, respectively, of standby letters of credit; and $2.7 billion and $1.3 billion, respectively, of other letters of credit.

(e)	At June 30, 2010, and December 31, 2009, collateral held by the Firm in support of securities lending indemnification agreements totaled $164.5 billion and $173.2 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees.

(g)	At June 30, 2010, and December 31, 2009, includes unfunded commitments to third-party private equity funds of $1.2 billion and $1.5 billion, respectively. Also includes unfunded commitments for other equity investments of $981 million and $897 million, respectively. These commitments include $1.2 billion and $1.5 billion, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 110-124 of this Form 10-Q.

(h)	For further information refer to Building purchase commitment in Note 22 on page 174 of this Form 10-Q.
Repurchase liability
The Firm conducts a significant portion of its loan sale and securitization activities with Fannie Mae and Freddie Mac (the “GSEs”). In connection with these and other securitization transactions, the Firm makes certain representations and warranties that the loans sold meet certain requirements (e.g., type of collateral, underwriting standards, validity of borrower representations in connection with the loan, primary mortgage insurance is in force for any mortgage loan with a loan-to-value ratio (“LTV”) greater than 80%, use of the GSEs’ standard legal documentation). The Firm may be required to repurchase the loans and/or indemnify the GSEs or other purchasers against losses due to material breaches of these representations and warranties. For additional information about the Firm’s loan sale and securitization-related indemnifications, including a description of how the Firm estimates its repurchase liability, see Note 22 on pages 170—174 of this Form 10-Q, and Note 31 on pages 230—234 of JPMorgan Chase’s 2009 Annual Report.
The repurchase liability recorded by the Firm is estimated based on several factors, including the level of current and estimated probable future repurchase demands made by purchasers, the ability of the Firm to cure the defects identified in the repurchase demands (considering the types of those defects), and the severity of loss upon repurchase or foreclosure.
The Firm estimates probable future repurchase demands in part by considering the time period over which the GSEs or other purchasers typically demand repurchase. Although the GSEs or other purchasers may demand repurchase at any time, the majority of repurchase demands have historically related to loans that became delinquent in the first 24 to 36 months following origination of the mortgage loan. Currently, repurchase demands predominantly relate to the 2006 to 2008 vintages. During the second quarter of 2010, the Firm experienced a slight increase in repurchase demands across most vintages, including its older vintages. The Firm has considered this development in estimating its repurchase liability. To date, demands against the 2009 vintage have not been significant. The Firm attributes the comparatively favorable performance of the 2009 vintage to the tightened underwriting and loan qualification standards that were implemented in 2007 and 2008.
The primary reasons for repurchase demands relate to documents missing from the mortgage file. Other factors that give rise to repurchase demands include alleged misrepresentations relating to: (i) credit quality and/or undisclosed debt of the borrower; (ii) income level and/or employment status of the borrower; and (iii) appraised value of collateral. Ineligibility of the borrower for the particular product and mortgage insurance rescissions are other reasons for repurchase demands. While the Firm has demonstrated an ability to more frequently cure certain defects (for example, missing documents) than others, the Firm has not observed a direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss.
Beginning in 2009, the mortgage insurers have more frequently rescinded mortgage insurance coverage. Accordingly, rescission of mortgage insurance has become a more significant cause of repurchase demands from the GSEs. While the Firm actively reviews all rescission notices from mortgage insurers and appeals them when appropriate, there can be no assurance regarding the success of the Firm’s appeals. The Firm had unresolved mortgage insurance rescission notices on loans with an unpaid principal balance of $1.7 billion and $1.5 billion at June 30, 2010, and December 31, 2009, respectively.
As soon as practicable after receiving a repurchase demand from one of the GSEs (whether due to mortgage insurance rescission or alleged breach of another representation and warranty), the Firm evaluates the request and takes appropriate actions based on the nature of the repurchase demand. Loan-level negotiations with the GSEs are typical and the Firm seeks to provide a final response to a repurchase demand within three to four months of the date of receipt. The unpaid principal balance of loans subject to unresolved repurchase demands received from the GSEs was $1.4 billion and $1.3 billion at June 30, 2010, and December 31, 2009, respectively. Because the GSEs may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans are the subject of both unresolved mortgage insurance rescission notices and unresolved repurchase demands. This overlapping population included approximately $220 million and $175 million of unpaid principal balances at June 30, 2010, and December 31, 2009, respectively.
The estimated loss resulting from the unresolved mortgage insurance rescission notices and repurchase demands from GSEs, after consideration of the Firm’s ability to cure the identified defects, is considered in the Firm’s recorded repurchase liability. In addition the Firm’s recorded repurchase liability considers projected future demands that have not been presented. However, the repurchase liability recorded by the Firm incorporates a number of estimates requiring management judgment, such as the amount of probable future demands from purchasers (which is in part dependent on the amount of rescissions by mortgage insurers), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties. Estimating the repurchase liability is further complicated by limited and rapidly changing historical data and uncertainty surrounding numerous external factors, including: (i) economic factors (e.g., further declines in home prices and changes in borrower behavior may lead to increases in the number of defaults, the severity of losses, or both), and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties, such as the GSEs and mortgage insurers. While the Firm uses the best information available to it in estimating its repurchase liability, the estimation process is inherently uncertain and requires the application of judgment. An assumed simultaneous 10% adverse change in the assumptions noted above would increase the repurchase liability as of June 30, 2010, by approximately $1.2 billion. This estimate is based upon a hypothetical scenario and is intended to provide an indication of the impact on the estimated repurchase liability of significant and simultaneous adverse changes in the key underlying assumptions. Actual changes in these assumptions may not occur at the same time or to the same degree, or improvement in one factor may offset deterioration in another.

The following table summarizes the change in the repurchase liability for each of the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Repurchase liability at beginning of period	$1,982	$662	$1,705	$1,093
Realized losses(a)	(317)	(173)	(563)	(887)(b)
Provision for repurchase losses	667	267	1,190	550

Repurchase liability at end of period	$2,332	$756	$2,332	$756

(a)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expenses.
(b)	Primarily related to the Firm’s settlement of claims for certain loans originated and sold by Washington Mutual. The unpaid principal balance of loans related to this settlement is not included in the first table below, which summarizes the unpaid principal balance of repurchased loans.
The Firm also sells loans in securitization transactions with Ginnie Mae; these loans are typically insured by the Federal Housing Administration (“FHA”), Rural Housing Administration (“RHA”) and/or guaranteed by the U.S. Department of Veterans Affairs (“VA”). The Firm, in its role as servicer, may elect to repurchase delinquent loans securitized by Ginnie Mae in accordance with guidelines prescribed by Ginnie Mae, FHA, RHA and VA. Substantially all amounts due under the terms of these loans continue to be insured and the reimbursement of insured amounts is proceeding normally. Accordingly, the Firm has not recorded any repurchase liability related to these loans.
The following table summarizes the total unpaid principal balance of repurchases for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)(a)	2010	2009	2010	2009

Ginnie Mae(b)	$3,230	$55	$5,240	$2,114
GSEs and other(c)	515	350	837	498

Total	$3,745	$405	$6,077	$2,612

(a)	Excludes mortgage insurers. While the rescission of mortgage insurance may result in a breach of representations and warranties, which may trigger a repurchase demand, the mortgage insurers themselves do not present repurchase demands to the Firm.
(b)	In substantially all cases, these repurchases represent the Firm’s voluntary repurchase of certain delinquent loans from loan pools or packages as permitted by Ginnie Mae guidelines (i.e., they do not result from repurchase demands due to breaches of representations and warranties). In certain cases, the Firm repurchases these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, the FHA, RHA and/or the VA.
(c)	Predominantly all of the repurchases related to GSEs.
In lieu of repurchasing loans, the Firm may reimburse the purchaser for a realized loss on a liquidated property. The Firm has recognized these “make-whole” settlements for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

GSEs and other(a)	$150	$69	$255	$125

(a)	Predominantly all of the settlements related to GSEs.
Nonperforming loans held-for-investment included $293 million and $218 million at June 30, 2010, and December 31, 2009, respectively, of loans repurchased due to breaches of representations and warranties.
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
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. As of June 30, 2010, and December 31, 2009, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at June 30, 2010, and December 31, 2009.

	JPMorgan Chase & Co.(e)			JPMorgan Chase Bank, N.A.(e)		Chase Bank USA, N.A.(e)
								Well-	Minimum
(in millions,	June 30,		Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	capitalized	capital
except ratios)	2010		2009	2010	2009	2010	2009	ratios(g)	ratios(g)

Regulatory capital
Tier 1(a)	$137,077		$132,971	$97,549	$96,372	$11,584	$15,534
Total	178,293		177,073	135,654	136,646	15,418	19,198
Tier 1 common(b)	108,175		105,284	96,795	95,353	11,584	15,534
Assets
Risk-weighted(c)	1,131,030	(f)	1,198,006	928,740	1,011,995	125,282	114,693
Adjusted average(d)	1,983,839	(f)	1,933,767	1,600,868	1,609,081	130,911	74,087
Capital ratios
Tier 1 capital(a)	12.1%	(f)	11.1%	10.5%	9.5%	9.2%	13.5%	6.0%	4.0%
Total capital	15.8		14.8	14.6	13.5	12.3	16.7	10.0	8.0
Tier 1 leverage	6.9		6.9	6.1	6.0	8.8	21.0	5.0 (h)	3.0 (i)
Tier 1 common(b)	9.6		8.8	10.4	9.4	9.2	13.5	NA	NA

(a)	At June 30, 2010, for JPMorgan Chase and JPMorgan Chase Bank, N.A., trust preferred capital debt securities were $20.7 billion and $600 million, respectively. If these securities were excluded from the calculation at June 30, 2010, Tier 1 capital would be $116.4 billion and $96.9 billion, respectively, and the Tier 1 capital ratio would be 10.3% and 10.4%, respectively. At June 30, 2010, Chase Bank USA, N.A. had no trust preferred capital debt securities.

(b)	Tier 1 common ratio is Tier 1 common divided by risk-weighted assets. Tier 1 common is defined as Tier 1 capital less elements of capital not in the form of common equity — such as perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities. Tier 1 common, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common along with the other capital measures to assess and monitor its capital position.

(c)	Includes off-balance sheet risk-weighted assets at June 30, 2010, of $269.4 billion, $261.2 billion and $32 million, respectively, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., and at December 31, 2009, of $367.4 billion, $312.3 billion and $49.9 billion, respectively. Risk-weighted assets are calculated in accordance with U.S. federal regulatory capital standards.

(d)	Adjusted average assets, for purposes of calculating the leverage ratio, include total average assets adjusted for unrealized gains/(losses) on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(e)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions; whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(f)	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the consolidation of VIEs, which resulted in a decrease in the Tier 1 capital ratio of 34 basis points. See Note 15 on pages 151-163 of this Form 10-Q for further information.

(g)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

(h)	Represents requirements for banking subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(i)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4%, depending on factors specified in regulations issued by the Federal Reserve and OCC.
Note: Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations of $730 million and $812 million at June 30, 2010, and December 31, 2009, respectively. Additionally, the Firm had deferred tax liabilities resulting from tax-deductible goodwill of $1.9 billion and $1.7 billion at June 30, 2010, and December 31, 2009, respectively.

A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 common, Tier 1 capital and Total qualifying capital is presented in the table below:

Risk-based capital components and assets	June 30,	December 31,
(in millions)	2010	2009

Tier 1 capital
Tier 1 common:
Total stockholders’ equity	$171,120	$165,365
Less: Preferred stock	8,152	8,152

Common stockholders’ equity	162,968	157,213
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common equity	(2,444)	75
Less: Goodwill(a)	46,466	46,630
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,558	912
Investments in certain subsidiaries and other	1,050	802
Other intangible assets	3,275	3,660

Tier 1 common	108,175	105,284

Preferred stock	8,152	8,152
Qualifying hybrid securities and noncontrolling interests(b)	20,750	19,535

Total Tier 1 capital	137,077	132,971

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	26,984	28,977
Qualifying allowance for credit losses	14,474	15,296
Adjustment for investments in certain subsidiaries and other	(242)	(171)

Total Tier 2 capital	41,216	44,102

Total qualifying capital	$178,293	$177,073

Risk-weighted assets	$1,131,030	$1,198,006

Total adjusted average assets	$1,983,839	$1,933,767

(a)	Goodwill is net of any associated deferred tax liabilities.

(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
The Firm’s Tier 1 common was $108.2 billion at June 30, 2010, compared with $105.3 billion at December 31, 2009, an increase of $2.9 billion. The increase was predominantly due to net income (adjusted for DVA) of $7.5 billion and net issuances of common stock under the Firm’s employee stock-based compensation plans of $1.7 billion. The increase was partially offset by the $4.4 billion cumulative effect adjustment to retained earnings that resulted from the Firm’s adoption of new consolidation guidance related to VIEs; a $1.3 billion reduction in common stockholders’ equity related to the purchase of the remaining interest in a consolidated subsidiary from noncontrolling shareholders; dividends on preferred and common stock outstanding; and repurchases of common stock. The Firm’s Tier 1 capital was $137.1 billion at June 30, 2010, compared with $133.0 billion at December 31, 2009, an increase of $4.1 billion. The increase in Tier 1 capital reflected the increase in Tier 1 common, and an issuance of trust preferred capital debt securities. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 29 on pages 228-229 of JPMorgan Chase’s 2009 Annual Report.
Basel II and Basel III
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
In addition to the Basel II Framework, the Basel Committee is developing further proposed revisions to the Capital Accord (Basel III). In July 2010, the committee revised a broad range of potential changes, including narrowing the definition of capital, increasing capital requirements for specific exposures, introducing short-term liquidity coverage and term funding standards, and establishing an international leverage ratio. If these revisions were adopted as currently proposed, the Firm estimates that they would, taken together with the changes already approved by the Basel Committee for calculating capital on trading assets and securitizations, result in a reduction in the Firm’s Tier 1 common ratio ranging from approximately 100 to 200 basis points. This estimate of the potential reduction in the Tier 1 common ratio reflects the Firm’s current understanding of the proposed revisions and their application to its businesses as currently conducted; accordingly, this estimate will evolve over time as the Firm’s businesses change and the requirements are finalized. In addition, if these revisions were adopted as currently proposed, the Firm believes it would need to modify the current liquidity profile of its assets and liabilities to become more liquid in response to the proposed short-term liquidity coverage and term funding standards. The Firm will continue to monitor the ongoing rule-making process to assess both the timing and the impact of Basel III on its businesses and financial condition.
Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are J.P. Morgan Securities Inc. (“JPMorgan Securities”) and J.P. Morgan Clearing Corp. J.P. Morgan Clearing Corp. is a subsidiary of JPMorgan Securities and provides clearing and settlement services. JPMorgan Securities and J.P. Morgan Clearing Corp. are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities and J.P. Morgan Clearing Corp. are also registered as futures commission merchants and subject to Rule 1.17 under the Commodity Futures Trading Commission (“CFTC”).
JPMorgan Securities and J.P. Morgan Clearing Corp. have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At June 30, 2010, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $7.5 billion, exceeding the minimum requirement by $7.0 billion. J.P. Morgan Clearing Corp’s net capital was $5.5 billion, exceeding the minimum requirement by $3.9 billion.
In addition to its net capital requirements, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of June 30, 2010, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities, using internal risk-assessment methodologies. The Firm measures economic capital based primarily on four risk factors: credit, market, operational and private equity risk.

Economic risk capital	Quarterly Averages
(in billions)	2Q10	4Q09	2Q09

Credit risk	$48.1	$48.5	$51.9
Market risk	15.6	15.8	15.7
Operational risk	7.5	7.9	8.4
Private equity risk	6.0	4.9	4.5

Economic risk capital	77.2	77.1	80.5
Goodwill	48.3	48.3	48.3
Other(a)	33.6	31.1	12.1

Total common stockholders’ equity	$159.1	$156.5	$140.9

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
Line-of-business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers. Capital is also allocated to each line of business for, among other things, goodwill and other intangibles associated with acquisitions effected by the line of business. ROE is measured and internal targets for expected returns are established as a key measure of a business segment’s performance.

Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to each line of business with the changes anticipated to occur in the line of business and to reflect the competitive and regulatory landscape. The lines of business are now capitalized based on the Tier 1 common standard, rather than the Tier 1 capital standard.

Line-of-business equity
(in billions)	June 30, 2010	December 31, 2009

Investment Bank	$40.0	$33.0
Retail Financial Services	28.0	25.0
Card Services	15.0	15.0
Commercial Banking	8.0	8.0
Treasury & Securities Services	6.5	5.0
Asset Management	6.5	7.0
Corporate/Private Equity	59.0	64.2

Total common stockholders’ equity	$163.0	$157.2

Line-of-business equity	Quarterly Averages
(in billions)	2Q10	4Q09	2Q09

Investment Bank	$40.0	$33.0	$33.0
Retail Financial Services	28.0	25.0	25.0
Card Services	15.0	15.0	15.0
Commercial Banking	8.0	8.0	8.0
Treasury & Securities Services	6.5	5.0	5.0
Asset Management	6.5	7.0	7.0
Corporate/Private Equity	55.1	63.5	47.9

Total common stockholders’ equity	$159.1	$156.5	$140.9

Capital actions
Stock repurchases
Under the stock repurchase program authorized by the Firm’s Board of Directors, the Firm is authorized to repurchase up to $10.0 billion of the Firm’s common stock plus 88 million warrants issued in 2008 as part of the U.S. Treasury’s Capital Purchase Program. During the second quarter of 2010, the Firm resumed common stock repurchases, repurchasing a total of 3 million shares for $135 million at an average price of $38.73 per share. The Firm’s current share repurchase activity is intended to offset share count increases resulting from employee equity awards and is consistent with the Firm’s goal of maintaining an appropriate share count. The Firm did not repurchase any of the warrants. As of June 30, 2010, $6.1 billion of authorized repurchase capacity remained with respect to the common stock, and all of the authorized repurchase capacity remained with respect to the warrants. For a further discussion of the Firm’s stock repurchase program, see Stock repurchases on page 85 of JPMorgan Chase 2009 Annual Report.
The Firm has determined that it may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock and warrants in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 197-198 of this Form 10-Q.
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
The ability to maintain surplus levels of liquidity through economic cycles is crucial to financial services companies, particularly during periods of adverse conditions. The Firm’s funding strategy is intended to ensure liquidity and diversity of funding sources to meet actual and contingent liabilities through both normal and stress periods.
JPMorgan Chase’s primary sources of liquidity include a diversified $887.8 billion deposit base and access to the equity capital markets and long-term unsecured and secured funding sources, including asset securitizations and borrowings from FHLBs. Additionally, JPMorgan Chase maintains large pools of highly-liquid unencumbered assets. The Firm actively monitors its available capacity in the wholesale funding markets across various geographic regions and in various currencies. The Firm’s ability to generate funding from a broad range of sources in a variety of geographic locations is intended to enhance financial flexibility and limit funding concentration risk.
Management considers the Firm’s liquidity position to be strong, based on its liquidity metrics as of June 30, 2010, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations at that date.
Liquidity monitoring
The Firm centralizes the management of global funding and liquidity risk within Corporate Treasury to maximize liquidity access, minimize funding costs and enhance global identification and coordination of liquidity risk. The Firm utilizes a variety of metrics to monitor and manage liquidity. One set of analyses used by the Firm relates to the timing of liquidity sources versus liquidity uses (e.g., funding gap analysis and parent holding company funding, which is discussed below). The second set of analyses focuses on ratios of funding and liquid collateral (e.g., measurements of the Firm’s reliance on short-term unsecured funding as a percentage of total liabilities, as well as analyses of the relationship of short-term unsecured funding to highly-liquid assets, the deposit-to-loan ratio and other balance sheet measures). The Firm conducts a variety of stress tests intended to ensure that ample liquidity is available through stressed as well as normal market conditions.
Parent holding company
In addition to monitoring liquidity on a firm-wide basis, the Firm also monitors liquidity for the parent holding company. This monitoring takes into consideration regulatory restrictions that limit the extent to which bank subsidiaries may extend credit to the parent holding company and other nonbank subsidiaries. Excess cash generated by parent holding company issuance activity is placed with both bank and nonbank subsidiaries in the form of deposits and advances. As discussed below, the Firm’s liquidity management is also intended to ensure that those subsidiaries have the ability to generate replacement funding in the event the parent holding company requires repayment.
The Firm closely monitors the ability of the parent holding company to meet all of its obligations with liquid sources of cash or cash equivalents for an extended period of time without access to the unsecured funding markets. The Firm targets pre-funding of parent holding company obligations for at least 12 months; however, due to conservative liquidity management actions taken by the Firm in the current environment, the current pre-funding of such obligations is significantly greater than target.
Liquidity reserves
In addition to the parent holding company, the Firm maintains a significant amount of liquidity, primarily at its bank subsidiaries, but also at its nonbank subsidiaries. Liquidity reserves at bank subsidiaries include cash on deposit with central banks as well as high-quality unencumbered securities which can be quickly converted to cash through repurchase agreements or sales. Liquidity reserves fluctuate over time, reflecting market conditions and balance sheet composition. The Firm expects its current liquidity reserves to decrease over time as the economic environment stabilizes and loan demand increases. Although the Firm does not consider it to be a primary means of contingent funding, the Firm also maintains access to secured funding capacity through overnight borrowings from the Federal Reserve and various central banks collateralized by pledging certain loan and securities portfolios.

Sources of funds
A key strength of the Firm is its diversified deposit franchise through the RFS, CB, TSS and AM lines of business, which provides a stable source of funding and decreases reliance on the wholesale markets. As of June 30, 2010, total deposits for the Firm were $887.8 billion, compared with $938.4 billion at December 31, 2009. A significant portion of the Firm’s deposits are retail deposits (41% and 38% at June 30, 2010, and December 31, 2009, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. A significant portion of the Firm’s wholesale deposits are also considered to be stable sources of funding due to the nature of the relationships from which they are generated, particularly customers’ operating service relationships with the Firm. As of June 30, 2010, the Firm’s deposit-to-loan ratio was 127%, compared with 148% at December 31, 2009. The decline in the Firm’s deposit-to-loan ratio was partly due to an increase in loans resulting from the January 1, 2010, implementation of new consolidation accounting guidance related to VIEs. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 21-51 and 53-56, respectively, of this Form 10-Q. For a more detailed discussion of the adoption of the new consolidation guidance, see Note 1 on pages 108-109 of this Form 10-Q.
The Firm’s reliance on short-term unsecured funding sources such as commercial paper, federal funds and Eurodollars purchased, certificates of deposit, time deposits, and bank notes is limited. Total commercial paper liabilities for the Firm were $41.1 billion as of June 30, 2010, compared with $41.8 billion as of December 31, 2009. However, of those totals, $30.9 billion and $28.7 billion as of June 30, 2010 and December 31, 2009, respectively, originated from deposits that customers chose to sweep into commercial paper liabilities as a cash management product offered by the Firm. Therefore, commercial paper liabilities sourced from wholesale funding markets were $10.2 billion as of June 30, 2010, compared with $13.1 billion as of December 31, 2009.
Issuance
During the three months ended June 30, 2010, the Firm issued $7.1 billion of long-term debt, including $1.3 billion of senior notes issued in the U.S. market, $1.5 billion of trust preferred capital debt securities, and $4.3 billion of IB structured notes. During the six months ended June 30, 2010, the Firm issued $18.0 billion of long-term debt, including $6.9 billion of senior notes issued in the U.S. market, $904 million of senior notes issued in non-U.S. markets, $1.5 billion of trust preferred capital debt securities, and $8.7 billion of IB structured notes. In addition, in July 2010, the Firm issued $2.9 billion of senior notes in the U.S. market. During the three and six months ended June 30, 2010, $16.2 billion and $30.3 billion of long-term debt matured or were redeemed, including $5.4 billion and $12.8 billion of IB structured notes. The maturities or redemptions in the first six months of 2010 were partially offset by the issuances during the period.
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
Cash flows
Cash and due from banks was $32.8 billion and $25.1 billion at June 30, 2010 and 2009, respectively; these balances increased by $6.6 billion from December 31, 2009, and decreased by $1.8 billion from December 31, 2008. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the first six months of 2010 and 2009.
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

For the six months ended June 30, 2010, net cash provided by operating activities was $47.6 billion, primarily driven by an increase in trading liabilities, reflecting an increase in business activity in markets outside of the U.S., mainly Asia Pacific, in the first quarter of 2010, partially offset by a decrease in trading assets driven by lower client flows as a result of unfavorable financial markets in the second quarter of 2010. Also, net cash generated from operating activities was higher than net income, largely as a result of adjustments for non-cash items such as the provision for credit losses, stock-based compensation, and depreciation and amortization. Proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans.
For the six months ended June 30, 2009, net cash provided by operating activities was $103.3 billion, largely due to a net decline in trading activity reflecting the effect of the challenging capital markets environment. In addition, net cash generated from operating activities was higher than net income; this was also partially the result of 2009’s non-cash adjustments which are the same non-cash items as those mentioned above for 2010. Proceeds from sales, securitizations and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans, but the cash flows from these loan activities remained at a reduced level as a result of the continued volatility and stress in the markets.
Cash flows from investing activities
The Firm’s investing activities predominantly include originating loans to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the six months ended June 30, 2010, net cash of $73.7 billion was provided by investing activities. This resulted from a decrease in deposits with banks largely due to a decline in deposits placed with the Federal Reserve Bank and lower interbank lending as market stress has gradually eased since the end of 2009; a net decrease in the loan portfolio, driven by a decline in credit card loans due to the runoff of the Washington Mutual portfolio and decrease in lower-yielding promotional loans, continued runoff of the residential real estate portfolios, repayments and loan sales in IB; continued low client demand; and proceeds from sales and maturities of AFS securities used in the Firm’s interest rate risk management activities being higher than cash used to acquire such securities.
For the six months ended June 30, 2009, net cash of $36.3 billion was provided by investing activities. This was primarily due to a decrease in deposits with banks, as interbank lending and deposits with the Federal Reserve Bank declined relative to the elevated level at the end of 2008; a net decrease in the loan portfolio, reflecting declines across all businesses, including lower customer demand in the wholesale businesses, the seasonal decline in credit card receivables, credit card securitization activities, and paydowns; and a decrease in securities purchased under resale agreements, reflecting a lower volume of excess cash available for short-term investments. Largely offsetting these cash proceeds were net purchases of AFS securities to manage the Firm’s exposure to a declining interest rate environment.
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to raising customer deposits, and issuing long-term debt (including trust preferred capital debt securities) as well as preferred and common stock. In the first six months of 2010 net cash used in financing activities was $114.2 billion. This resulted from a decline in deposits associated with wholesale funding activities reflecting the Firm’s lower funding needs; a decline in TSS deposits reflecting the normalization of deposit levels, offset partially by net inflows from existing customers and new business in AM, CB and RFS; net repayment of long-term debt and trust preferred capital debt securities as new issuances were more than offset by repayments; payments of cash dividends; and repurchases of common stock. Additionally, cash was used as a result of a decline in securities loaned or sold under repurchase agreements largely due to reduced funding requirements associated with lower AFS securities in Corporate and reduced short-term funding requirements in IB; a decline in beneficial interests issued by consolidated VIEs due to maturities related to Firm-sponsored credit card securitization trusts; and a decline in other borrowed funds due to maturities of advances from FHLBs.
In the first six months of 2009, net cash used in financing activities was $141.2 billion; this reflected a decline in wholesale deposits in TSS, compared with the elevated level during the latter part of 2008 due to heightened volatility and credit concerns in the markets at that time; a decline in other borrowings due to the absence of borrowings from the Federal Reserve under the Term Auction Facility program and net repayments of advances from FHLBs; the June 17, 2009, repayment in full of the $25.0 billion principal amount of Series K preferred stock; and the payment of cash dividends. Cash proceeds resulted from an increase in securities loaned or sold under repurchase agreements, partly attributable to favorable pricing and to financing the Firm’s increased AFS securities portfolio; the issuance of $5.8 billion of common stock; and a slight net increase in long-term debt, as issuances of FDIC-guaranteed debt as well as non-FDIC guaranteed debt in both the European and U.S. markets were offset by redemptions. There were no open-market stock repurchases during the first half of 2009.

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in credit ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit-rating downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 56-57, Ratings profile of derivative receivables marked to market (“MTM”) on page 76, and Note 5 on pages 128-136 of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.
Ratings from Moody’s, S&P and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at June 30, 2010, from December 31, 2009. At June 30, 2010, Moody’s and S&P’s outlook remained negative, while Fitch’s outlook remained stable.
Several rating agencies have recently announced that they will be evaluating the effects of the financial regulatory reform legislation in order to determine the extent, if any, to which financial institutions, including the Firm, may be negatively impacted. There is no assurance the Firm’s credit ratings will not be downgraded in the future as a result of any such reviews.
CREDIT PORTFOLIO
The following table presents JPMorgan Chase’s credit portfolio as of June 30, 2010, and December 31, 2009. Total managed credit exposure of $1.7 trillion at June 30, 2010, decreased by $59.1 billion from December 31, 2009, reflecting decreases of $55.3 billion in the consumer portfolio and $3.8 billion in the wholesale portfolio. During the first six months of 2010, lending-related commitments decreased by $46.6 billion, managed loans decreased by $18.6 billion and receivables from customers increased by $7.2 billion. The decrease in lending-related commitments was partially related to the January 1, 2010, adoption of the new consolidation guidance related to VIEs, which resulted in the elimination of $24.2 billion of wholesale lending-related commitments between the Firm and its administrated multi-seller conduits upon consolidation. This decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments between the consolidated multi-seller conduits and their clients. The decrease in managed loans was primarily related to lower customer demand, net repayments, and loan sales, partially offset by the adoption of the new consolidation guidance related to VIEs.
While overall portfolio exposure declined, the Firm provided and raised nearly $700 billion in new and renewed credit and capital for consumers, corporations, small businesses, municipalities and not-for-profit organizations during the first half of the year.

In the table below, reported loans include loans retained; loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and loans accounted for at fair value. Loans retained are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs. Nonperforming assets include nonaccrual loans and assets acquired in satisfaction of debt (primarily real estate owned). Nonaccrual loans are those for which the accrual of interest has been suspended in accordance with the Firm’s accounting policies. For additional information on these loans, including the Firm’s accounting policies, see Note 13 on pages 145-150 of this Form 10-Q, and Note 13 on pages 192-196 of JPMorgan Chase’s 2009 Annual Report.

	Credit		Nonperforming		90 days or more past due
	exposure		assets(e)(f)		and still accruing(f)
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in millions)	2010	2009	2010	2009	2010	2009

Total credit portfolio
Loans — retained(a)	$695,210	$627,218	$15,804	$17,219	$4,611	$4,355
Loans held-for-sale	1,911	4,876	255	234	—	—
Loans at fair value	2,362	1,364	120	111	—	—

Loans — reported(a)	699,483	633,458	16,179	17,564	4,611	4,355
Loans — securitized(a)(b)	NA	84,626	NA	—	NA	2,385

Total managed loans(a)	699,483	718,084	16,179	17,564	4,611	6,740
Derivative receivables	80,215	80,210	315	529	—	—
Receivables from customers(c)	22,966	15,745	—	—	—	—
Interests in purchased receivables(a)	1,836	2,927	—	—	—	—

Total managed credit-related assets(a)	804,500	816,966	16,494	18,093	4,611	6,740
Lending-related commitments(a)	944,493	991,095	NA	NA	NA	NA

Assets acquired in loan satisfactions
Real estate owned	NA	NA	1,569	1,548	NA	NA
Other	NA	NA	93	100	NA	NA

Total assets acquired in loan satisfactions	NA	NA	1,662	1,648	NA	NA

Total credit portfolio	$1,748,993	$1,808,061	$18,156	$19,741	$4,611	$6,740

Net credit derivative hedges notional(d)	$(32,010)	$(48,376)	$(14)	$(139)	NA	NA
Liquid securities collateral held against derivatives	(19,276)	(15,519)	NA	NA	NA	NA

	Three months ended June 30,				Six months ended June 30,
			Average annual net				Average annual net
	Net charge-offs		charge-off rate(g)(h)		Net charge-offs		charge-off rate(g)(h)
(in millions, except ratios)	2010	2009	2010	2009	2010	2009	2010	2009

Total credit portfolio
Loans — reported	$5,714	$6,019	3.28%	3.52%	$13,624	$10,415	3.88%	3.01%
Loans — securitized(a)(b)	NA	1,664	NA	7.91	NA	3,128	NA	7.42

Total managed loans	$5,714	$7,683	3.28%	4.00%	$13,624	$13,543	3.88%	3.49%

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related assets are now primarily recorded in loans or other assets on the Consolidated Balance Sheet. As a result of the consolidation of the credit card securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. For further discussion, see Note 15 on pages 151-163 of this Form 10-Q.

(b)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans. For further discussion of credit card securitizations, see Note 15 on pages 151-163 of this Form 10-Q.

(c)	Represents margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(d)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and non-performing credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 76-77 and Note 5 on pages 128-136 of this Form 10-Q.

(e)	At June 30, 2010, and December 31, 2009, nonperforming loans and assets exclude: (1) mortgage loans insured by U.S. government agencies of $10.1 billion and $9.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.4 billion and $579 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $447 million and $542 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(f)	Excludes consumer purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(g)	For the quarters ended June 30, 2010 and 2009, net charge-off ratios were calculated using: (1) average retained loans of $699.2 billion and $685.4 billion, respectively; (2) average securitized loans of zero and $84.4 billion, respectively; and (3) average managed loans of $699.2 billion and $769.8 billion, respectively. For the year-to-date periods ended June 30, 2010 and 2009, net charge-off ratios were calculated using: (1) average retained loans of $708.8 billion and $697.9 billion; (2) average securitized loans of zero and $85.0 billion; and (3) average managed loans of $708.8 billion and $783.0 billion.

(h)	For the quarters ended June 30, 2010 and 2009, firmwide net charge-off ratios were calculated including average purchased credit-impaired loans of $78.1 billion and $86.7 billion. For the year-to-date periods ended June 30, 2010, and 2009, net charge-off rates were calculated using average purchased credit-impaired loans of $79.2 billion and $87.5 billion, respectively. For the quarters ended June 30, 2010 and 2009, excluding the impact of purchased credit-impaired loans, the total Firm’s managed net charge-off rate would have been 3.69% and 4.51% respectively.
WHOLESALE CREDIT PORTFOLIO
As of June 30, 2010, wholesale exposure (IB, CB, TSS and AM) decreased by $3.8 billion from December 31, 2009. The overall decrease was primarily driven by a decrease of $22.6 billion in lending-related commitments, partially offset by an increase of $12.7 billion in loans. The decrease in lending-related commitments and the increase in loans were primarily related to the January 1, 2010, adoption of the new consolidation guidance related to VIEs which resulted in the elimination of $24.2 billion of lending-related commitments between the Firm and its administrated multi-seller conduits upon consolidation. This decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments between the consolidated multi-seller conduits and their clients. Assets of the consolidated conduits included $15.1 billion of wholesale loans at January 1, 2010. Excluding the effect of the new consolidation guidance, lending-related commitments and loans would have decreased by $4.9 billion and $2.4 billion, respectively, mainly due to net repayments and sales. Partly offsetting these decreases was an increase of $7.2 billion in receivables from customers due to increased client activity in prime services.

	Credit		Nonperforming		90 days past due
	exposure		assets(c)		and still accruing
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in millions)	2010	2009	2010	2009	2010	2009

Loans — retained	$212,987	$200,077	$5,285	$6,559	$212	$332
Loans held-for-sale	1,477	2,734	255	234	—	—
Loans at fair value	2,362	1,364	120	111	—	—

Loans — reported	216,826	204,175	5,660	6,904	212	332
Derivative receivables	80,215	80,210	315	529	—	—
Receivables from customers(a)	22,966	15,745	—	—	—	—
Interests in purchased receivables	1,836	2,927	—	—	—	—

Total wholesale credit-related assets	321,843	303,057	5,975	7,433	212	332
Lending-related commitments	324,552	347,155	NA	NA	NA	NA

Total wholesale credit exposure	$646,395	$650,212	$5,975	$7,433	$212	$332

Net credit derivative hedges notional(b)	$(32,010)	$(48,376)	$(14)	$(139)	NA	NA
Liquid securities collateral held against derivatives	(19,276)	(15,519)	NA	NA	NA	NA

(a)	Represents margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 76-77 and Note 5 on pages 128-136 of this Form 10-Q.

(c)	Excludes assets acquired in loan satisfactions. For additional information, see the wholesale nonperforming assets by business segment table on page 73 of this Form 10-Q.

The following table summarizes the maturity and ratings profiles of the wholesale portfolio as of June 30, 2010, and December 31, 2009. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to ratings as defined by S&P and Moody’s.
Wholesale credit exposure — maturity and ratings profile

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade ("IG")	grade
At June 30, 2010	Due in 1 year	Due after 1 year	Due after 5		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	or less	through 5 years	years	Total	BBB-/Baa3	& below	Total	of IG

Loans	32%	39%	29%	100%	$140	$73	$213	66%
Derivative receivables	7	45	48	100	63	17	80	79
Lending-related commitments	39	59	2	100	260	64	324	80

Total excluding loans held-for-sale and loans at fair value	33%	51%	16%	100%	$463	$154	$617	75%
Loans held-for-sale and loans at fair value(a)							4
Receivables from customers							23
Interests in purchased receivables							2

Total exposure							$646

Net credit derivative hedges notional(b)	31%	53%	16%	100%	$(32)	$—	$(32)	100%

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade ("IG")	grade
At December 31, 2009	Due in 1 year	Due after 1 year	Due after 5		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	or less	through 5 years	years	Total	BBB-/Baa3	& below	Total	of IG

Loans	29%	40%	31%	100%	$118	$82	$200	59%
Derivative receivables	12	42	46	100	61	19	80	76
Lending-related commitments	41	57	2	100	281	66	347	81

Total excluding loans held-for-sale and loans at fair value	34%	50%	16%	100%	$460	$167	$627	73%
Loans held-for-sale and loans at fair value(a)							4
Receivables from customers							16
Interests in purchased receivables							3

Total exposure							$650

Net credit derivative hedges notional(b)	49%	42%	9%	100%	$(48)	$—	$(48)	100%

(a)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.

(b)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The maturity profile of loans and lending-related commitments is based on the remaining contractual maturity. The maturity profile of derivative receivables is based on the maturity profile of average exposure. For further discussion of average exposure, see Derivative receivables marked to market on pages 102-103 of JPMorgan Chase’s 2009 Annual Report.

Wholesale credit exposure — selected industry concentrations
The Firm focuses on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns.
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s, respectively. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased to $26.5 billion at June 30, 2010, from $33.2 billion at year-end 2009. The decrease was primarily related to net repayments and loan sales.

	June 30, 2010				December 31, 2009
	Total credit exposure		Criticized exposure		Total credit exposure		Criticized exposure
				% of				% of
	Credit	% of		criticized	Credit	% of		criticized
(in millions, except ratios)	exposure(c)	portfolio	Criticized	portfolio	exposure(c)	portfolio	Criticized	portfolio

Top 25 industries(a)
Real estate	$63,730	10%	$10,821	41%	$68,509	11%	$11,975	36%
Banks and finance companies	57,134	9	1,036	4	54,053	9	2,053	6
Healthcare	37,529	6	398	2	35,605	6	329	1
State and municipal governments	33,940	5	181	1	34,726	5	466	1
Asset managers	29,134	5	660	2	24,920	4	680	2
Consumer products	26,882	4	608	2	27,004	4	515	2
Utilities	25,385	4	1,107	4	27,178	4	1,238	4
Oil and gas	22,928	4	405	2	23,322	4	386	1
Retail and consumer services	20,272	3	699	3	20,673	3	782	2
Technology	13,066	2	543	2	14,169	2	1,288	4
Machinery and equipment manufacturing	12,254	2	205	1	12,759	2	350	1
Securities firms and exchanges	11,908	2	49	—	10,832	2	145	—
Metals/mining	11,650	2	634	2	12,547	2	639	2
Business services	11,546	2	239	1	10,667	2	344	1
Chemicals/plastics	11,349	2	477	2	9,870	2	611	2
Insurance	11,329	2	481	2	13,421	2	599	2
Central government	11,181	2	—	—	9,557	1	—	—
Telecom Services	10,800	2	193	1	11,265	2	251	1
Media	10,535	2	1,579	6	12,379	2	1,692	5
Building materials/construction	10,106	2	1,154	4	10,448	2	1,399	4
Holding companies	9,784	2	104	—	16,018	3	110	—
Automotive	9,028	1	368	1	9,357	1	1,240	4
Transportation	8,608	1	515	2	9,749	1	588	2
Agriculture/paper manufacturing	7,530	1	312	1	5,801	1	500	2
Leisure	5,847	1	1,065	4	6,822	1	1,798	5
All other(b)	134,299	22	2,678	10	135,791	22	3,205	10

Subtotal	$617,754	100%	$26,511	100%	$627,442	100%	$33,183	100%

Loans held-for-sale and loans at fair value	3,839		920		4,098		1,545
Receivables from customers	22,966				15,745
Interest in purchased receivables	1,836				2,927

Total	$646,395		$27,431		$650,212		$34,728

(a)	Rankings are based on exposure at June 30, 2010. The ranking to industries presented in the table as of December 31, 2009, are based on the rankings of the corresponding exposures at June 30, 2010, not the actual rankings of such exposure at December 31, 2009.

(b)	For more information on exposures to SPEs included in all other, see Note 15 on pages 151-163 of this Form 10-Q.

(c)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

The following table presents additional information on the wholesale real estate industry at June 30, 2010, and December 31, 2009.

					% of		Average
As of the six months					nonperforming	Net	annual net
ended June 30, 2010	Credit	% of credit	Criticized	Nonperforming	loans to	charge-offs/	charge-off
(in millions, except ratios)	exposure	portfolio	exposure	loans	total loans(b)	(recoveries)(c)	rate(b)

Commercial real estate subcategories
Multi-family	$31,246	49%	$4,056	$1,316	4.34%	$110	0.73%
Commercial lessors	18,063	28	3,982	652	4.60	352	5.00
Commercial construction and development	5,608	9	1,129	327	7.89	37	1.80
Other(a)	8,813	14	1,654	561	11.91	29	1.24

Total commercial real estate	$63,730	100%	$10,821	$2,856	5.35%	$528	1.99%

					% of		Average
As of the twelve months ended					nonperforming	Net	annual net
December 31, 2009	Credit	% of credit	Criticized	Nonperforming	loans to	charge-offs/	charge-off
(in millions, except ratios)	exposure	portfolio	exposure	loans	total loans(b)	(recoveries)(d)(e)	rate(b)(d)

Commercial real estate subcategories
Multi-family	$32,073	47%	$3,986	$1,109	3.57%	$287	0.92%
Commercial lessors(d)	18,689	27	4,194	687	4.53	169	1.11
Commercial construction and development	6,593	10	1,518	313	6.81	101	2.20
Other(a)(d)	11,154	16	2,277	779	12.27	131	2.06

Total commercial real estate	$68,509	100%	$11,975	$2,888	5.05%	$688	1.20%

(a)	Other includes lodging, Real estate investment trusts (“REITs”), single family, homebuilders and other real estate.

(b)	Ratios were calculated using end-of-period retained loans of $53.4 billion and $57.2 billion for the periods ended June 30, 2010, and December 31, 2009, respectively.

(c)	Net charge-offs are presented for the six months ended June 30, 2010.

(d)	Prior periods have been reclassed to conform to current presentation.

(e)	Net charge-offs are presented for the twelve months ended December 31, 2009.
Loans
The following table presents wholesale loans and nonperforming assets by business segment as of June 30, 2010, and December 31, 2009.

	June 30, 2010
								Assets acquired in
		Loans		Nonperforming				loan satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$54,049	$3,221	$57,270	$2,260		$315		$151	$—	$2,726
Commercial Banking	95,090	446	95,536	3,077		—		207	1	3,285
Treasury & Securities Services	24,513	—	24,513	14		—		—	—	14
Asset Management	38,744	—	38,744	309		—		3	25	337
Corporate/Private Equity	591	172	763	—		—		—	—	—

Total	$212,987	$3,839	$216,826	$5,660	(a)	$315	(b)	$361	$26	$6,362

	December 31, 2009
								Assets acquired in
		Loans		Nonperforming				loan satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$45,544	$3,567	$49,111	$3,504		$529		$203	$—	$4,236
Commercial Banking	97,108	324	97,432	2,801		—		187	1	2,989
Treasury & Securities Services	18,972	—	18,972	14		—		—	—	14
Asset Management	37,755	—	37,755	580		—		2	—	582
Corporate/Private Equity	698	207	905	5		—		—	—	5

Total	$200,077	$4,098	$204,175	$6,904	(a)	$529	(b)	$392	$1	$7,826

(a)	The Firm held allowance for loan losses of $1.3 billion and $2.0 billion related to nonperforming retained loans resulting in allowance coverage ratios of 25% and 31%, at June 30, 2010, and December 31, 2009, respectively. Wholesale nonperforming loans represent 2.61% and 3.38% of total wholesale loans at June 30, 2010, and December 31, 2009, respectively.

(b)	Nonperforming derivatives represent less than 1.0% of the total derivative receivables net of cash collateral at both June 30, 2010, and December 31, 2009.

In the normal course of business, the Firm provides loans to a variety of customers, from large corporate and institutional clients to high-net-worth individuals.
Retained wholesale loans were $213.0 billion at June 30, 2010, compared with $200.1 billion at December 31, 2009. The $12.9 billion increase was primarily related to the January 1, 2010, adoption of new consolidation guidance related to VIEs. Upon adoption of the new guidance, $15.1 billion of wholesale loans associated with Firm-administered multi-seller conduits were added to the Consolidated Balance Sheets. Excluding the effect of the adoption of the new consolidation guidance, loans decreased by $2.2 billion. Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio. Held-for-sale loans and loans carried at fair value were in aggregate $3.8 billion and $4.1 billion at June 30, 2010, and December 31, 2009, respectively.
The Firm actively manages wholesale credit exposure through sales of loans and lending-related commitments. During the first six months of 2010 the Firm sold $4.6 billion of loans and commitments, recognizing gains of $31 million. In the first six months of 2009, the Firm sold $879 million of loans and commitments, recognizing net losses of $23 million. These results include gains or losses on sales of nonperforming loans, if any, as discussed on pages 74-75 of this Form 10-Q. These activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 65-67 and 151-163 respectively, of this Form 10-Q.
Nonperforming wholesale loans were $5.7 billion at June 30, 2010, a decrease of $1.2 billion from December 31, 2009, reflecting primarily net repayments and loan sales.
The following table presents the geographic distribution of wholesale loans and nonperforming loans as of June 30, 2010, and December 31, 2009. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.
Loans and nonperforming loans, U.S. and Non-U.S.

Wholesale	June 30, 2010		December 31, 2009
		Nonperforming		Nonperforming
(in millions)	Loans	loans	Loans	loans

U.S.	$155,737	$4,699	$149,085	$5,844
Non-U.S.	61,089	961	55,090	1,060

Ending balance	$216,826	$5,660	$204,175	$6,904

The following table presents the change in the nonperforming loan portfolio during the six months ended June 30, 2010 and 2009.
Nonperforming loan activity

	Six months ended June 30,
Wholesale
(in millions)	2010	2009

Beginning balance	$6,904	$2,382
Additions	4,150	6,063

Reductions:
Paydowns and other	2,857	1,510
Gross charge-offs	1,162	903
Returned to performing	113	70
Sales	1,262	—

Total reductions	5,394	2,483

Net additions (reductions)	(1,244)	3,580

Ending balance	$5,660	$5,962

The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2010 and 2009. A nonaccrual loan is charged off to the allowance for loan losses when it is highly certain that a loss has been realized; this determination considers many factors, including the prioritization of the Firm’s claim in bankruptcy, expectations of the workout/restructuring of the loan, and valuation of the borrower’s equity. The amounts in the table below do not include gains from sales of nonperforming loans.
Net charge-offs

	Three months ended June 30,		Six months ended June 30,
Wholesale
(in millions, except ratios)	2010	2009	2010	2009

Loans — reported
Average loans retained	$209,016	$229,105	$210,300	$233,871
Net charge-offs	231	679	1,190	870
Average annual net charge-off rate	0.44%	1.19%	1.14%	0.75%

Derivatives
Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenue through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts, see Notes 5 and 22 on pages 128-136 and 170-174 of this Form 10-Q and Notes 5 and 32 on pages 167-175 and 224-235 of JPMorgan Chase’s 2009 Annual Report.
The following table summarizes the net derivative receivables MTM for the periods presented.

	Derivative receivables MTM
Derivative receivables marked to market
(in millions)	June 30, 2010	December 31, 2009

Interest rate(a)	$42,268	$33,733
Credit derivatives(a)	8,346	11,859
Foreign exchange	19,586	21,984
Equity	5,523	6,635
Commodity	4,492	5,999

Total, net of cash collateral	80,215	80,210
Liquid securities collateral held against derivative receivables	(19,276)	(15,519)

Total, net of all collateral	$60,939	$64,691

(a)	In the first quarter of 2010, cash collateral netting reporting was enhanced. Prior periods have been revised to conform to the current presentation. The effect resulted in an increase to interest rate derivative receivables, and a corresponding decrease to credit derivative receivables, of $7.0 billion as of December 31, 2009.
The amounts of derivative receivables reported on the Consolidated Balance Sheets were $80.2 billion at both June 30, 2010, and December 31, 2009. These are the amounts of the MTM or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and CVA. These amounts reported on the Consolidated Balance Sheets represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. Derivative receivables were flat and reflected the offsetting effect of declining interest rates and increased levels of foreign exchange-rate volatility, with declining equity valuations and lower energy and base metal commodity prices. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities held as collateral by the Firm of $19.3 billion and $15.5 billion at June 30, 2010, and December 31, 2009, respectively, resulting in total exposure, net of all collateral, of $60.9 billion and $64.7 billion, respectively.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of June 30, 2010, and December 31, 2009, the Firm held $16.1 billion and $16.9 billion, respectively, of this additional collateral. The derivative receivables MTM, net of all collateral, also does not include other credit enhancements in the form of letters of credit. The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of all collateral, for the dates indicated.

Ratings profile of derivative receivables MTM

	June 30, 2010		December 31, 2009
Rating equivalent	Exposure net of	% of exposure	Exposure net of	% of exposure
(in millions, except ratios)	all collateral	net of all collateral	all collateral	net of all collateral

AAA/Aaa to AA-/Aa3	$25,328	42%	$25,530	40%
A+/A1 to A-/A3	12,876	21	12,432	19
BBB+/Baa1 to BBB-/Baa3	7,179	12	9,343	14
BB+/Ba1 to B-/B3	12,757	21	14,571	23
CCC+/Caa1 and below	2,799	4	2,815	4

Total	$60,939	100%	$64,691	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity — was 97% as of June 30, 2010, up from 89% at December 31, 2009. The Firm posted $70.7 billion and $56.7 billion of collateral at June 30, 2010, and December 31, 2009, respectively.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in the respective credit ratings of their legal entities, to post collateral for the benefit of the other party. At June 30, 2010, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co., and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.5 billion and $5.0 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade to a specified rating of either the Firm or the counterparty, at the then-existing fair value of the derivative contracts.
Credit derivatives
For a more detailed discussion of credit derivatives, including types of derivatives, see Note 5, Credit derivatives, on pages 135-136 of this Form 10-Q, and Credit derivatives on pages 103-104 and Note 5, Credit derivatives, on pages 173-175 of JPMorgan Chase’s 2009 Annual Report. The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of June 30, 2010, and December 31, 2009.
Credit derivative positions

	Notional amount
	Dealer/client		Credit portfolio
	Protection	Protection	Protection	Protection
(in billions)	purchased(a)	sold	purchased(a)(b)	sold	Total

June 30, 2010	$2,666	$2,654	$32	$—	$5,352
December 31, 2009	2,997	2,947	49	1	5,994

(a)	Included $2.6 trillion and $3.0 trillion at June 30, 2010, and December 31, 2009, respectively, of notional exposure where the Firm had protection sold with identical underlying reference instruments.

(b)	Included $8.5 billion and $19.7 billion at June 30, 2010, and December 31, 2009, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
Dealer/client
For a further discussion of the dealer/client business related to credit protection, see Dealer/client business on page 104 of JPMorgan Chase’s 2009 Annual Report. At June 30, 2010, the total notional amount of protection purchased and sold in the dealer/client business decreased by $624 billion from year-end 2009, primarily as a result of continuing industry efforts to reduce offsetting trade activity.
Credit portfolio activities

Use of single-name and portfolio credit derivatives	Notional amount of protection purchased and sold
(in millions)	June 30, 2010	December 31, 2009

Credit derivatives used to manage:
Loans and lending-related commitments	$17,271	$36,873
Derivative receivables	15,165	11,958

Total protection purchased(a)	32,436	48,831
Total protection sold	426	455

Credit derivatives hedges notional	$32,010	$48,376

(a)	Included $8.5 billion and $19.7 billion at June 30, 2010, and December 31, 2009, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.

The credit derivatives used by JPMorgan Chase for credit portfolio management activities do not qualify for hedge accounting under U.S. GAAP; these derivatives are reported at fair value, with gains and losses recognized in principal transactions revenue. In contrast, the loans and lending-related commitments being risk-managed are accounted for on an accrual basis. This asymmetry in accounting treatment, between loans and lending-related commitments and the credit derivatives used in credit portfolio management activities, causes earnings volatility that is not representative, in the Firm’s view, of the true changes in value of the Firm’s overall credit exposure. The MTM value related to the Firm’s credit derivatives used for managing credit exposure, as well as the MTM value related to the CVA (which reflects the credit quality of derivatives counterparty exposure), are included in the gains and losses realized on credit derivatives disclosed in the table below. These results can vary from period to period due to market conditions that affect specific positions in the portfolio. For a discussion of CVA related to derivative contracts, see Derivative receivables MTM on pages 102-103 of JPMorgan Chase’s 2009 Annual Report.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Hedges of lending-related commitments(a)	$60	$(1,512)	$(60)	$(2,064)
CVA and hedges of CVA(a)	(289)	1,196	(290)	1,319

Net gains/(losses)	$(229)	$(316)	$(350)	$(745)

(a)	These hedges do not qualify for hedge accounting under U.S. GAAP.
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
Wholesale lending-related commitments were $324.6 billion at June 30, 2010, compared with $347.2 billion at December 31, 2009. The decrease reflected the January 1, 2010, adoption of new consolidation guidance related to VIEs. Upon adoption of the new consolidation guidance, $24.2 billion of lending-related commitments between the Firm and its administered multi-seller conduits were eliminated in consolidation. This decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments between the consolidated multi-seller conduits and their clients.
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amounts of the Firm’s lending-related commitments were $166.7 billion and $179.8 billion as of June 30, 2010, and December 31, 2009, respectively.
Country Exposure
The Firm’s wholesale portfolio includes country risk exposures to both developed and emerging markets. The Firm seeks to diversify its country exposures, including its credit-related lending, trading and investment activities, whether cross-border or locally funded.
Country exposure under the Firm’s internal risk management approach is reported based on the country where the assets of the obligor, counterparty or guarantor are located. Exposure amounts, including resale agreements, are adjusted for collateral and for credit enhancements (e.g., guarantees and letters of credit) provided by third parties; outstandings supported by a guarantor located outside the country or backed by collateral held outside the country are assigned to the country of the enhancement provider. In addition, the effect of credit derivative hedges and other short credit or equity trading positions are reflected. Total exposure measures include activity with both government and private-sector entities in a country.
The Firm also reports country exposure for regulatory purposes following FFIEC guidelines, which are different from the Firm’s internal risk management approach for measuring country exposure. For additional information on the FFIEC exposures, see Cross-border outstandings on page 264 of JPMorgan Chase’s 2009 Annual Report.

In recent months, several European countries, including Greece, Portugal, Spain, Italy and Ireland, have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The Firm is closely monitoring its exposures to these five countries. Aggregate net exposures to these five countries as measured under the Firm’s internal approach was less than $20.0 billion at June 30, 2010; no individual country represented a majority of the net exposure and sovereign exposure represented less than half the aggregate net exposure. The Firm currently believes its exposure to these five countries is modest relative to the Firm’s overall risk exposures and is manageable given the size and types of exposures to each of the countries and the diversification of the aggregate exposure. The Firm continues to conduct business and support client activity in these countries and, therefore, the Firm’s aggregate net exposures may vary over time.
As part of its ongoing country risk management process, the Firm monitors exposure to emerging market countries, and utilizes country stress tests to measure and manage the risk of extreme loss associated with a sovereign crisis. There is no common definition of emerging markets, but the Firm generally includes in its definition those countries whose sovereign debt ratings are equivalent to “A+” or lower. The table below presents the Firm’s exposure to its top ten emerging markets countries based on its internal measurement approach. The selection of countries is based solely on the Firm’s largest total exposures by country and does not represent its view of any actual or potentially adverse credit conditions.
Top 10 emerging markets country exposure

At June 30, 2010	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$3.6	$1.5	$1.4	$6.5	$3.3	$9.8
India	2.1	3.8	1.3	7.2	0.7	7.9
Brazil	2.7	(0.1)	1.0	3.6	4.1	7.7
China	3.1	0.9	0.7	4.7	0.6	5.3
Hong Kong	1.8	1.5	1.1	4.4	—	4.4
Mexico	1.6	1.5	0.4	3.5	—	3.5
Taiwan	0.3	1.0	0.4	1.7	1.7	3.4
Malaysia	0.2	2.4	0.3	2.9	0.2	3.1
Chile	0.9	1.0	0.4	2.3	—	2.3
Turkey	0.8	0.8	0.1	1.7	0.2	1.9

At December 31, 2009	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.7	$1.7	$1.3	$5.7	$3.3	$9.0
India	1.5	2.7	1.1	5.3	0.3	5.6
Brazil	1.8	(0.5)	1.0	2.3	2.2	4.5
China	1.8	0.4	0.8	3.0	—	3.0
Taiwan	0.1	0.8	0.3	1.2	1.8	3.0
Hong Kong	1.1	0.2	1.3	2.6	—	2.6
Mexico	1.2	0.8	0.4	2.4	—	2.4
Chile	0.8	0.6	0.5	1.9	—	1.9
Malaysia	0.1	1.3	0.3	1.7	0.2	1.9
South Africa	0.4	0.8	0.5	1.7	—	1.7

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Trading includes: (1) issuer exposure on cross-border debt and equity instruments, held both in trading and investment accounts and adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts, as well as security financing trades (resale agreements and securities borrowed).

(c)	Other represents mainly local exposure funded cross-border, including capital investments in local entities.

(d)	Local exposure is defined as exposure to a country denominated in local currency and booked locally. Any exposure not meeting these criteria is defined as cross-border exposure.

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans, student loans and business banking loans. Included within the portfolio are home equity loans and lines of credit secured by junior liens, and mortgage loans with interest-only payment options to predominantly prime borrowers, as well as certain payment-option loans acquired from Washington Mutual that may result in negative amortization. The Firm’s primary focus is on serving the prime consumer credit market. The Firm has never originated option ARMs.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as credit-impaired based on an analysis of high-risk characteristics, including product type, LTV ratios, FICO scores and delinquency status. These purchased credit-impaired loans are accounted for on a pool basis, and the pools are considered to be performing. At the time of the acquisition, these loans were recorded at fair value, including an estimate of losses that were expected to be incurred over the estimated remaining lives of the loan pools. Therefore, no allowance for loan losses was recorded for these loans as of the transaction date. As part of its ongoing assessment of these loans, management evaluates whether higher expected future credit losses for certain pools of the purchased credit-impaired portfolio would result in a decrease in expected future principal cash flows for these pools. No allowance was added in the second quarter of 2010. The total allowance for loan losses on the purchased credit-impaired portfolio added since the beginning of the third quarter of 2009 is $2.8 billion.
The credit performance of the consumer portfolio across the entire product spectrum appears to have stabilized but remains under stress, as high unemployment and weak overall economic conditions continue to put pressure on the number of loans charged off, and weak housing prices continue to negatively affect the severity of loss recognized on real estate loans that default. Delinquencies and nonperforming loans remain elevated, but the delinquency trend is showing continued stability or improvement, with improvement continuing in early-stage delinquencies (30-89 days delinquent) across most products. Late-stage real estate delinquencies (150+ days delinquent) remain elevated. The elevated level of these credit quality metrics is due, in part, to loss-mitigation activities currently being undertaken and elongated foreclosure processing timelines. Losses related to these loans continued to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would have otherwise been foreclosed upon remain in the mortgage and home equity loan portfolios.
Since mid-2007, the Firm has taken actions to reduce risk exposure to consumer loans by tightening both underwriting and loan qualification standards, as well as eliminating certain products and channels for residential real estate lending. The tightening of underwriting criteria for auto loans has resulted in the reduction of both extended-term and high LTV financing. In addition, new originations of private student loans are limited to school-certified loans, the majority of which include a qualified co-borrower.
As a further action to reduce risk associated with lending-related commitments, the Firm has reduced or canceled certain lines of credit as permitted by law. For example, the Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due. Finally, certain inactive credit card lines have been closed, and a number of active credit card lines have been reduced for risk management purposes.
The following tables present managed consumer credit-related information (including RFS, CS and residential real estate loans reported in the Corporate/Private Equity segment) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 13 on pages 145-150 of this Form 10-Q.

Consumer credit-related information

					90 days or more past due and
	Credit exposure		Nonperforming loans(j)(k)		still accruing(k)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in millions, except ratios)	2010	2009	2010	2009	2010	2009

Consumer loans — excluding purchased credit-impaired loans and loans held-for-sale
Home equity — senior lien(a)	$25,856	$27,376	$461	$477	$—	$—
Home equity — junior lien(b)	68,905	74,049	750	1,188	—	—
Prime mortgage(c)	66,429	66,892	4,653	4,355	—	—
Subprime mortgage(c)	12,597	12,526	3,115	3,248	—	—
Option ARMs(c)	8,594	8,536	409	312	—	—
Auto loans(c)(d)	47,548	46,031	155	177	—	—
Credit card — reported(c)(e)(f)	142,994	78,786	3	3	3,952	3,481
All other loans(c)	32,399	31,700	973	900	447	542

Total consumer loans	405,322	345,896	10,519	10,660	4,399	4,023

Consumer loans — purchased credit-impaired
Home equity	25,471	26,520	NA	NA	NA	NA
Prime mortgage	18,512	19,693	NA	NA	NA	NA
Subprime mortgage	5,662	5,993	NA	NA	NA	NA
Option ARMs	27,256	29,039	NA	NA	NA	NA

Total consumer loans — purchased credit-impaired	76,901	81,245	NA	NA	NA	NA

Total consumer loans — retained	482,223	427,141	10,519	10,660	4,399	4,023

Loans held-for-sale	434	2,142	—	—	—	—

Total consumer loans — reported	482,657	429,283	10,519	10,660	4,399	4,023

Credit card — securitized (c)(g)	NA	84,626	NA	—	NA	2,385

Total consumer loans — managed(c)	482,657	513,909	10,519	10,660	4,399	6,408

Total consumer loans — managed — excluding purchased credit-impaired loans(c)	405,756	432,664	10,519	10,660	4,399	6,408

Consumer lending-related commitments:
Home equity — senior lien(a)(h)	18,320	19,246
Home equity — junior lien(b)(h)	33,985	37,231
Prime mortgage	958	1,654
Subprime mortgage	—	—
Option ARMs	—	—
Auto loans	6,029	5,467
Credit card(h)	550,442	569,113
All other loans	10,207	11,229

Total lending-related commitments	619,941	643,940

Total consumer credit portfolio	$1,102,598	$1,157,849

Memo: Credit card — managed(c)	$142,994	$163,412	$3	$3	$3,952	$5,866

	Three months ended June 30,				Six months ended June 30,
			Average annual				Average annual
	Net charge-offs		net charge-off rate(l)		Net charge-offs		net charge-off rate(l)
(in millions, except ratios)	2010	2009	2010	2009	2010	2009	2010	2009

Consumer loans — excluding purchased credit-impaired loans
Home equity — senior lien(a)	$70	$65	1.06%	0.91%	$139	$99	1.05%	0.69%
Home equity — junior lien(b)	726	1,200	4.16	5.91	1,783	2,264	5.05	5.52
Prime mortgage(c)	268	483	1.59	2.76	730	795	2.16	2.26
Subprime mortgage(c)	282	410	8.63	11.50	739	774	11.12	10.69
Option ARMs(c)	22	15	1.03	0.66	45	19	1.04	0.43
Auto loans(c)	58	146	0.49	1.36	160	320	0.68	1.51
Credit card — reported(c)	3,721	2,689	10.20	12.03	8,233	4,718	10.99	10.15
All other loans(c)	336	332	4.13	3.99	605	556	3.67	3.30

Total consumer loans — excluding purchased credit-impaired loans(i)	5,483	5,340	5.34	5.79	12,434	9,545	5.98	5.11

Total consumer loans — reported	5,483	5,340	4.49	4.69	12,434	9,545	5.03	4.15

Credit card — securitized(c)(g)	NA	1,664	NA	7.91	NA	3,128	NA	7.42

Total consumer loans — managed(c)	5,483	7,004	4.49	5.20	12,434	12,673	5.03	4.65

Total consumer loans — managed — excluding purchased credit- impaired loans(c)(i)	5,483	7,004	5.34	6.18	12,434	12,673	5.98	5.53

Memo: Credit card — managed(c)	$3,721	$4,353	10.20%	10.03%	$8,233	$7,846	10.99%	8.85%

(a)	Represents loans where JPMorgan Chase holds the first security interest on the property.

(b)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(c)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related receivables are now recorded as loans on the Consolidated Balance Sheet. As a result of the consolidation of the securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q.

(d)	Excluded operating lease-related assets of $3.4 billion and $2.9 billion at June 30, 2010, and December 31, 2009, respectively.

(e)	Includes $1.0 billion of loans at December 31, 2009, held by the WMMT, which were consolidated onto the Firm’s Consolidated Balance Sheets at fair value during the second quarter of 2009. Such loans had been fully repaid or charged off as of June 30, 2010. See Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report.

(f)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(g)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans. For a further discussion of credit card securitizations, see CS on pages 36-40 of this Form 10-Q.

(h)	The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(i)	Charge-offs are not recorded on purchased credit-impaired loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for these loans.

(j)	At June 30, 2010, and December 31, 2009, nonperforming loans exclude: (1) mortgage loans insured by U.S. government agencies of $10.1 billion and $9.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $447 million and $542 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(k)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(l)	Average consumer loans held-for-sale and loans at fair value were $1.9 billion and $2.8 billion for the quarters ended June 30, 2010 and 2009, respectively, and $2.4 billion and $2.9 billion for year-to-date 2010 and 2009, respectively. These amounts were excluded when calculating the net charge-off rates.

The following table presents consumer nonperforming assets by business segment as of June 30, 2010, and December 31, 2009.
Consumer nonperforming assets

	June 30, 2010				December 31, 2009
		Assets acquired in				Assets acquired in
		loan satisfactions				loan satisfactions
	Nonperforming	Real estate		Nonperforming	Nonperforming	Real estate		Nonperforming
(in millions)	loans	owned	Other	assets	loans	owned	Other	assets

Retail Financial Services(a)(b)	$10,457	$1,207	$67	$11,731	$10,611	$1,154	$99	$11,864
Card Services(a)	3	—	—	3	3	—	—	3
Corporate/Private Equity	59	1	—	60	46	2	—	48

Total	$10,519	$1,208	$67	$11,794	$10,660	$1,156	$99	$11,915

(a)	At June 30, 2010, and December 31, 2009, nonperforming loans and assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.1 billion and $9.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.4 billion and $579 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $447 million and $542 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(b)	Excludes purchased credit-impaired loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.
Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts and certain other consumer loan securitization entities. The following table summarizes the impact on consumer loans at adoption.
Reported loans

(in millions)	January 1, 2010

Prime mortgage	$1,477
Subprime mortgage	1,758
Option ARMs	381
Auto loans	218
Student loans	1,008
Credit card(a)	84,663

Total increase in consumer loans	$89,505

(a)	Represents the impact of adoption of the new consolidation standard related to VIEs on reported loans for Firm-sponsored credit card securitization trusts. As a result of the consolidation of the securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q.
Portfolio analysis
The following discussion relates to the specific loan and lending-related categories within the consumer portfolio. Purchased credit-impaired loans are excluded from individual loan product discussions and are addressed separately below.
Home equity: Home equity loans at June 30, 2010, were $94.8 billion, compared with $101.4 billion at December 31, 2009. The decrease primarily reflected loan paydowns and charge-offs. Both senior lien and junior lien nonperforming loans decreased from year-end as a result of continuing improvement in early-stage delinquencies. Junior lien net charge-offs have declined from the prior year, but remain extremely high. Delinquencies continued to show improvement, albeit at a slower pace than the prior quarter, but remain elevated. In addition to delinquent accounts, the Firm monitors current junior lien loans where the borrower has a first mortgage loan which is either delinquent or has been modified. The portfolio contained an estimated $4.0 billion of such junior lien loans which are considered to be at higher risk for delinquency and this risk has been considered in establishing the allowance for loan losses at June 30, 2010.
Mortgage: Mortgage loans at June 30, 2010, which include prime mortgages, subprime mortgages, option ARMs acquired in the Washington Mutual transaction and mortgage loans held-for-sale, were $87.9 billion, compared with $88.3 billion at December 31, 2009. The decrease is due to portfolio runoff, partially offset by the addition of loans to the balance sheet as a result of the adoption of the new consolidation guidance related to VIEs. Net charge-offs have decreased from the prior year; however, losses continue to remain elevated.

Prime mortgages were $66.7 billion, compared with $67.3 billion at December 31, 2009. The decrease was due to paydowns and charge-offs on delinquent loans, partially offset by the addition of loans as a result of the adoption of the new consolidation guidance related to VIEs. Delinquencies continued to show improvement; however, nonperforming assets remain elevated as a result of ongoing trial modification activity and foreclosure processing delays.
Subprime mortgages were $12.6 billion, relatively flat compared with December 31, 2009, due to the addition of loans as a result of the adoption of the new consolidation guidance related to VIEs, offset by paydowns and charge-offs on delinquent loans. Both early-stage and late-stage delinquencies are showing improvement but remain elevated.
Option ARMs were $8.6 billion, relatively flat compared with December 31, 2009, due to the addition of loans as a result of the adoption of the new consolidation guidance related to VIEs, offset by paydowns in the portfolio. The option ARM portfolio represents less than 5% of the non-purchased credit-impaired residential real estate loans and is primarily comprised of loans with low LTV ratios and high borrower FICOs. Accordingly, the Firm currently expects substantially lower losses on this portfolio when compared with the purchased credit-impaired option ARM portfolio. As of June 30, 2010, approximately 62% of option ARM borrowers elected to make an interest-only or minimum payment. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was $68 million and $78 million at June 30, 2010, and December 31, 2009, respectively. Assuming current market interest rates, the Firm would expect the following balance of current loans to experience a payment recast: $721 million in 2010, $375 million in 2011 and $611 million in 2012. New originations of option ARMs were discontinued by Washington Mutual prior to the date of JPMorgan Chase’s acquisition of the banking operations of Washington Mutual.
Auto loans: As of June 30, 2010, auto loans were $47.5 billion, compared with $46.0 billion at December 31, 2009. Delinquent loans were lower than in the prior year, while provision expense decreased due to favorable loss severities as a result of higher used-car prices nationwide. The auto loan portfolio reflects a high concentration of prime quality credits.
Credit card: Credit card receivables (which include receivables in its Firm-sponsored credit card securitization trust that were not reported on the Consolidated Balance Sheets prior to January 1, 2010) were $143.0 billion at June 30, 2010, a decrease of $20.4 billion from year-end 2009, due to the decline in lower-yielding promotional balances and the Washington Mutual portfolio runoff.
The 30-day delinquency rate decreased to 4.96% at June 30, 2010, from 6.28% at December 31, 2009, while the net charge-off rate increased to 10.20% for the second quarter of 2010, from 10.03% for the second quarter of 2009. Charge-offs were negatively affected by the current weak economic environment, especially in metropolitan statistical areas (“MSAs”) experiencing the greatest housing price depreciation and highest unemployment, and by the credit performance of loans acquired in the Washington Mutual transaction. The delinquency trend is showing improvement, especially within early stage delinquencies. Provision expense reflected a $1.5 billion decrease in the allowance for loan losses in the second quarter of 2010, reflecting lower estimated losses, primarily related to the improvement in the delinquent loan trend and lower levels of outstandings. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.
Credit card receivables, excluding the Washington Mutual portfolio, were $127.4 billion at June 30, 2010, compared with $143.8 billion at December 31, 2009. The 30-day delinquency rate was 4.48% at June 30, 2010, down from 5.52% at December 31, 2009; the net charge-off rate, excluding the Washington Mutual portfolio, increased to 9.02% for the second quarter of 2010 from 8.97% in the second quarter of 2009. Excluding the impact of the payment holiday program offered in the second quarter of 2009, the net charge-off rate is down from the prior two quarters.
Credit card receivables in the Washington Mutual portfolio were $15.6 billion at June 30, 2010, compared with $19.7 billion at December 31, 2009. The Washington Mutual portfolio’s 30-day delinquency rate was 8.86% at June 30, 2010, compared with 12.72% at December 31, 2009; the latter excludes the impact at December 31, 2009, of the consolidation of the WMMT in the second quarter of 2009 as a result of certain actions taken at that time. The net charge-off rate in the second quarter of 2010 was 19.53%, compared with 19.17% in the second quarter of 2009, excluding the impact of the purchase accounting adjustments related to the consolidation of the WMMT in the second quarter of 2009.
All other: All other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), student loans, and other secured and unsecured consumer loans. As of June 30, 2010, other loans, including loans held-for-sale, were $32.6 billion, compared with $33.6 billion at December 31, 2009.

Purchased credit-impaired: Purchased credit-impaired loans were $76.9 billion at June 30, 2010, compared with $81.2 billion at December 31, 2009. This portfolio represents loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no allowance for loan losses was recorded for these loans as of the acquisition date.
The Firm regularly updates the amount of expected loan principal and interest cash flows to be collected for these loans. Probable decreases in expected loan principal cash flows trigger the recognition of impairment through the provision for loan losses. Probable and significant increases in expected loan principal cash flows would first trigger the reversal of any allowance for loan losses. Any remaining increase in the expected principal cash flows would be recognized prospectively in interest income over the remaining lives of the underlying loans.
During the second quarter of 2010, the Firm did not recognize any impairment as a result of updating its assessment of expected cash flows for these purchased credit-impaired pools. As a result of impairment recognized in prior periods, the Firm maintains an allowance for loan losses for the prime mortgage and option ARM purchased credit-impaired pools of $1.8 billion and $1.0 billion, respectively, at June 30, 2010. The credit performance of the other pools has generally been consistent with the estimate of losses at the acquisition date. Accordingly, no impairment for these other pools has been recognized.
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

The following tables present the geographic distribution of managed consumer credit outstandings by product as of June 30, 2010, and December 31, 2009, excluding purchased credit-impaired loans.
Consumer loans by geographic region

										Total		Total
	Home	Home				Total				consumer		consumer
June 30, 2010	equity-	equity-	Prime	Subprime	Option	home loan		Card-	All other	loans-	Card loans-	loans-
(in billions)	senior lien	junior lien	mortgage	mortgage	ARMs	portfolio	Auto	reported	loans	reported	securitized(b)	managed

California	$3.5	$15.7	$16.9	$1.9	$3.9	$41.9	$4.4	$19.4	$1.9	$67.6	NA	$67.6
New York	3.3	11.8	8.4	1.5	0.8	25.8	3.8	11.1	4.2	44.9	NA	44.9
Texas	3.9	2.5	2.1	0.3	0.2	9.0	4.5	10.7	3.7	27.9	NA	27.9
Florida	1.1	3.8	4.8	1.8	0.9	12.4	1.8	8.4	1.1	23.7	NA	23.7
Illinois	1.7	4.5	3.0	0.6	0.3	10.1	2.5	7.9	2.3	22.8	NA	22.8
Ohio	2.2	1.7	0.5	0.3	—	4.7	3.1	5.7	2.7	16.2	NA	16.2
New Jersey	0.7	3.6	1.8	0.6	0.3	7.0	1.8	5.8	1.0	15.6	NA	15.6
Michigan	1.3	1.7	1.0	0.3	—	4.3	2.3	4.5	2.3	13.4	NA	13.4
Arizona	1.6	3.2	1.2	0.3	0.1	6.4	1.5	3.3	1.6	12.8	NA	12.8
Pennsylvania	0.2	1.1	0.4	0.4	0.1	2.2	2.1	5.2	0.8	10.3	NA	10.3
Washington	0.8	2.3	1.7	0.3	0.4	5.5	0.7	2.6	0.3	9.1	NA	9.1
Colorado	0.4	1.5	1.5	0.2	0.2	3.8	1.0	3.4	0.9	9.1	NA	9.1
All other(a)	5.2	15.5	23.4	4.1	1.4	49.6	18.0	55.0	9.8	132.4	NA	132.4

Total	$25.9	$68.9	$66.7	$12.6	$8.6	$182.7	$47.5	$143.0	$32.6	$405.8	NA	$405.8

										Total		Total
	Home	Home				Total				consumer		consumer
December 31, 2009	equity-	equity-	Prime	Subprime	Option	home loan		Card-	All other	loans-	Card loans-	loans-
(in billions)	senior lien	junior lien	mortgage	mortgage	ARMs	portfolio	Auto	reported	loans	reported	securitized(b)	managed

California	$3.6	$16.9	$18.7	$1.7	$3.8	$44.7	$4.4	$11.0	$1.8	$61.9	$11.4	$73.3
New York	3.4	12.4	8.7	1.5	0.9	26.9	3.8	6.0	4.2	40.9	6.7	47.6
Texas	4.2	2.7	1.4	0.4	0.2	8.9	4.3	5.6	3.8	22.6	6.5	29.1
Florida	1.2	4.1	4.9	1.9	0.7	12.8	1.8	5.2	0.9	20.7	4.8	25.5
Illinois	1.8	4.8	2.9	0.6	0.4	10.5	2.4	3.9	2.4	19.2	4.9	24.1
Ohio	2.3	1.9	0.4	0.3	—	4.9	3.2	3.1	2.9	14.1	3.4	17.5
New Jersey	0.8	3.8	1.9	0.6	0.3	7.4	1.8	3.0	0.9	13.1	3.6	16.7
Michigan	1.3	1.9	0.9	0.3	—	4.4	2.1	2.4	2.5	11.4	2.9	14.3
Arizona	1.6	3.6	1.3	0.3	0.1	6.9	1.5	1.7	1.6	11.7	2.1	13.8
Pennsylvania	0.2	1.2	0.5	0.4	0.1	2.4	2.0	2.8	0.8	8.0	3.2	11.2
Washington	0.9	2.4	1.7	0.3	0.4	5.7	0.6	1.5	0.4	8.2	1.5	9.7
Colorado	0.4	1.7	1.6	0.2	0.2	4.1	1.0	1.6	0.8	7.5	2.1	9.6
All other(a)	5.7	16.6	22.4	4.0	1.4	50.1	17.1	31.0	10.6	108.8	31.5	140.3

Total	$27.4	$74.0	$67.3	$12.5	$8.5	$189.7	$46.0	$78.8	$33.6	$348.1	$84.6	$432.7

(a)	Includes prime mortgage loans repurchased from Ginnie Mae pools, which are insured by U.S. government agencies, of $12.0 billion and $10.4 billion at June 30, 2010, and December 31, 2009, respectively. Prior period amounts have been revised to conform to the current period presentation. See further discussion of loans repurchased from Ginnie Mae pools in Repurchase liability on pages 58-60 of this Form 10-Q.

(b)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans at December 31, 2009. For further discussion of credit card securitizations, see Note 15 on pages 151-163 of this Form 10-Q.

The following table presents the geographic distribution of certain residential real estate loans with current estimated LTV ratios in excess of 100% as of June 30, 2010, and December 31, 2009, excluding purchased credit-impaired loans acquired in the Washington Mutual transaction. The estimated collateral values used to calculate the current estimated LTV ratios in the following table were derived from a nationally recognized home price index measured at the MSA level. Because home price indices can have wide variability, and such derived real estate values do not represent actual appraised loan-level collateral values, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.
Geographic distribution of residential real estate loans with current estimated LTVs > 100%(a)

June 30, 2010	Home equity-		Subprime		% of total
(in billions, except ratios)	junior lien(c)	Prime mortgage(d)	mortgage	Total	loans(e)

California	$6.0	$5.0	$0.8	$11.8	34%
New York	1.8	0.3	0.2	2.3	11
Arizona	2.1	0.6	0.2	2.9	62
Florida	2.2	2.4	0.9	5.5	53
Michigan	1.2	0.4	0.2	1.8	60
All other	6.6	1.7	1.2	9.5	15

Total LTV >100%	$19.9	$10.4	$3.5	$33.8	25%

As a percentage of total loans	29%	19%	28%	25%
Total portfolio average LTV at origination	73	70	78
Total portfolio average current estimated LTV(b)	90	81	90

December 31, 2009	Home equity-		Subprime		% of total
(in billions, except ratios)	junior lien(c)	Prime mortgage(d)	mortgage	Total	loans(e)

California	$6.7	$5.7	$1.0	$13.4	36%
New York	1.7	0.3	0.2	2.2	10
Arizona	2.4	0.7	0.2	3.3	63
Florida	2.5	2.5	1.2	6.2	57
Michigan	1.3	0.4	0.2	1.9	61
All other	6.9	1.6	1.3	9.8	15

Total LTV >100%	$21.5	$11.2	$4.1	$36.8	26%

As a percentage of total loans	29%	20%	33%	26%
Total portfolio average LTV at origination	74	71	79
Total portfolio average current estimated LTV(b)	90	81	95

(a)	Home equity — junior lien, prime mortgage and subprime mortgage loans with current estimated LTVs greater than 80% up to and including 100% were $16.7 billion, $13.4 billion and $3.3 billion, respectively, at June 30, 2010, and $17.9 billion, $15.0 billion and $3.7 billion, respectively, at December 31, 2009.

(b)	The average current estimated LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated based on home valuation models utilizing nationally recognized home price index valuation estimates.

(c)	Represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property. Prior period amounts have been revised to conform to the current period presentation.

(d)	Excludes mortgage loans insured by the U.S. government agencies of $6.8 billion and $5.0 billion at June 30, 2010, and December 31, 2009, respectively. Prior period amounts have been revised to conform to the current period presentation.

(e)	Represents total loans of the product types noted in this table by geographic location, excluding mortgage loans insured by U.S. government agencies.
The consumer credit portfolio is geographically diverse. The greatest concentration of loans is in California. Excluding mortgage loans insured by U.S. government agencies, California represents 17% of total managed consumer loans and 25% of total residential real estate loans at both June 30, 2010, and December 31, 2009. Of the total managed consumer loan portfolio, excluding mortgage loans insured by U.S. government agencies, $162.4 billion, or 41%, is concentrated in California, New York, Arizona, Florida and Michigan at June 30, 2010, compared with $174.5 billion, or 41%, at December 31, 2009.
Declining home prices have had a significant impact on the collateral value underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains uncertain. Nonperforming loans in the residential real estate portfolio totaled $9.4 billion at June 30, 2010, of which 76% were greater than 150 days past due; this compared with total residential real estate nonperforming loans of $9.6 billion at December 31, 2009, of which 64% were greater than 150 days past due. In the aggregate, the unpaid principal balance of these loans has been charged down by approximately 32% and 36% to estimated collateral value at June 30, 2010, and December 31, 2009, respectively.

Consumer 30+ day delinquency information

	30+ day delinquent loans			30+ day delinquency rate
	June 30,	December 31,		June 30,	December 31,
(in millions, except ratios)	2010	2009		2010	2009

Consumer loans — excluding purchased credit-impaired loans(a)
Home equity — senior lien	$725	$833		2.80%	3.04%
Home equity — junior lien	1,746	2,515		2.53	3.40
Prime mortgage	5,221 (d)	5,532	(d)	7.84 (f)	8.21 (f)
Subprime mortgage	3,349	4,232		26.59	33.79
Option ARMs	550	438		6.40	5.13
Auto loans	446	750		0.94	1.63
Credit card — reported(b)	7,087	6,093		4.96	7.73
All other loans	1,324 (e)	1,306	(e)	4.06	3.91

Total consumer loans — excluding purchased credit-impaired loans — reported	$20,448	$21,699		5.04%	6.23%

Credit card — securitized(b)(c)	NA	4,174		NA	4.93

Total consumer loans — excluding purchased credit-impaired loans — managed(b)	$20,448	$25,873		5.04%	5.98%

Memo: Credit card — managed(b)	$7,087	$10,267		4.96%	6.28%

(a)	The delinquency rate for purchased credit-impaired loans, which is based on the unpaid principal balance, was 27.91% and 27.79% at June 30, 2010, and December 31, 2009, respectively.

(b)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related assets are now recorded as loans on the Consolidated Balance Sheet. As a result of the consolidation of the credit card securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q.

(c)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans at December 31, 2009. For a further discussion of credit card securitizations, see CS on pages 36-40 of this Form 10-Q.

(d)	Excludes 30+ day delinquent mortgage loans that are insured by U.S. government agencies of $10.9 billion and $9.7 billion at June 30, 2010, and December 31, 2009, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)	Excludes 30+ day delinquent loans that are 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $988 million and $942 million at June 30, 2010, and December 31, 2009, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(f)	The denominator for the calculation of the 30+ day delinquency rate includes: (1) residential real estate loans reported in the Corporate/Private Equity segment; and (2) mortgage loans insured by U.S. government agencies. The 30+ day delinquency rate excluding these loan balances was 11.24% at both June 30, 2010, and December 31, 2009.
Consumer 30+ day delinquencies have decreased to 5.04% of the consumer loan portfolio at June 30, 2010, compared with 5.98% at December 31, 2009, driven predominantly by a $3.2 billion decrease in CS delinquencies as well as a $2.0 billion decrease in residential real estate delinquencies. While early stage delinquencies (30-89 days delinquent) in the residential real estate portfolios have shown improvement since December 31, 2009, late stage delinquencies (150+ days delinquent) remain elevated, due in part to loss mitigation activities and elongated foreclosure processing timelines. Losses related to the residential real estate portfolio continue to be recognized in accordance with the Firm’s normal charge-off practices; as such, these loans are reflected at their estimated collateral value.
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

LTV ratios and ratios of carrying values to current estimated collateral values — purchased credit-impaired

				Ratio of carrying value
June 30, 2010	Unpaid principal	Current estimated	Carrying	to current estimated
(in billions, except ratios)	balance(a)	LTV ratio(b)	value(d)	collateral value

Option ARMs	$34.6	112%	$27.3	85	%(e)
Home equity	30.4	114 (c)	25.5	96
Prime mortgage	20.4	105	18.5	86	(e)
Subprime mortgage	8.5	109	5.6	73

				Ratio of carrying value
December 31, 2009	Unpaid principal	Current estimated	Carrying	to current estimated
(in billions, except ratios)	balance(a)	LTV ratio(b)	value(d)	collateral value

Option ARMs	$37.4	113%	$29.0	86	%(e)
Home equity	32.9	115 (c)	26.5	93
Prime mortgage	22.0	106	19.7	90	(e)
Subprime mortgage	9.0	110	6.0	73

(a)	Represents the contractual amount of principal owed at June 30, 2010, and December 31, 2009.

(b)	Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated based on home valuation models utilizing nationally recognized home price index valuation estimates.

(c)	Represents current estimated combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property. Prior period amounts have been revised to conform to the current period presentation.

(d)	Carrying values include the effect of fair value adjustments that were applied to the consumer purchased credit-impaired portfolio at the date of acquisition.

(e)	As of June 30, 2010, and December 31, 2009, the ratios of the carrying value to current estimated collateral value are net of the allowance for loan losses of $1.8 billion and $1.1 billion for the prime mortgage pool, respectively, and $1.0 billion and $491 million for the option ARM pool, respectively.
Purchased credit-impaired loans in the states of California and Florida represented 54% and 11%, respectively, of total purchased credit-impaired loans at both June 30, 2010, and December 31, 2009. The current estimated LTV ratios were 117% and 133% for California and Florida loans, respectively, at June 30, 2010, compared with 118% and 136%, respectively, at December 31, 2009. Loan concentrations in California and Florida, as well as the continued pressure on housing prices in those states, have contributed negatively to both the current estimated LTV ratio and the ratio of carrying value to current collateral value for loans in the purchased credit-impaired portfolio. While the carrying value of the purchased credit-impaired loans is below the current estimated collateral value of the loans, the ultimate performance of this portfolio is highly dependent on the borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity as well as the cost of alternative housing.
Option ARM and prime purchased credit-impaired pools: Approximately 56% of option ARM borrowers elected to make an interest-only or minimum payment at June 30, 2010. The cumulative amount of unpaid interest added to the unpaid principal balance of option ARMs was $1.6 billion and $1.9 billion at June 30, 2010, and December 31, 2009, respectively. Assuming current market interest rates, the Firm would expect the following balance of current option ARM loans to experience a payment recast: $2.1 billion in 2010, $3.4 billion in 2011 and $4.6 billion in 2012.
The option ARM and prime purchased credit-impaired pools continue to show some signs of stabilization and are performing within management’s revised expectations. Accordingly, no impairment was recognized for the purchased credit-impaired prime mortgage or option ARM pools during the second quarter of 2010. Previously, management concluded as part of the Firm’s regular assessment of these pools that it was probable that higher expected principal credit losses for the prime mortgage and option ARM purchased credit-impaired pools would result in a decrease in expected cash flows. As a result, an allowance for loan losses for impairment of the prime mortgage and option ARM pools has been recognized. As of June 30, 2010, the total allowance for loan losses for the prime mortgage and option ARM purchased credit-impaired pools was $1.8 billion and $1.0 billion, respectively.
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

	Lifetime loss estimates(a)		LTD liquidation losses(b)(c)
	June 30,	December 31,	June 30,	December 31,
(in millions)	2010	2009	2010	2009

Option ARMs	$11,350	$10,650	$2,680	$1,744
Home equity	13,138	13,138	7,701	6,060
Prime mortgage	5,020	4,240	1,158	794
Subprime mortgage	3,842	3,842	1,048	796

Total	$33,350	$31,870	$12,587	$9,394

(a)	Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only. The remaining nonaccretable difference for principal losses only is $17.9 billion and $21.1 billion at June 30, 2010, and December 31, 2009, respectively. All increases in principal losses subsequent to the purchase date are reflected in the allowance for loan losses.

(b)	Realization of loss upon loan resolution.

(c)	If charge-offs were reported comparable to the non-purchased credit-impaired portfolio, life-to-date (“LTD”) principal charge-offs would have been $20.8 billion and $16.7 billion at June 30, 2010, and December 31, 2009, respectively.
Loan modification activities
For additional information about consumer loan modification activities, including consumer loan modifications accounted for as troubled debt restructurings, see Note 13 on pages 145-150 of this Form 10-Q, and Note 13 on pages 192-196 of JPMorgan Chase’s 2009 Annual Report.
Residential real estate loans: For both the Firm’s on-balance sheet loans and loans serviced for others, more than 880,000 mortgage modifications have been offered to borrowers and nearly 245,000 have been approved since the beginning of 2009. Of these, approximately 193,000 have achieved permanent modification as of June 30, 2010.
The Firm is participating in the U.S. Treasury’s MHA programs while continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”); these programs mandate standard modification terms across the industry and provide incentives to borrowers, servicers and investors who participate. All of the Firm’s loan-modification activities are intended to minimize economic loss to the Firm, while providing the borrower with an alternative to foreclosure and an affordable loan payment.
In July 2009, following the introduction of MHA, the Firm began to offer modifications under standard programs; prior to that time, residential real estate loan modifications were evaluated and offered on a case-by-case basis rather than being based on a standardized framework comparable to HAMP. The Firm completed its first permanent modifications under HAMP in September 2009. HAMP, as well as the Firm’s other loss-mitigation programs, generally provide various concessions to financially troubled borrowers, including, but not limited to, term or payment extensions, interest rate reductions, and deferral of principal payments that would have otherwise been required under the terms of the original agreement. In certain limited circumstances, loan modifications include principal forgiveness, which has been minimal to-date.
In addition, JPMorgan Chase announced in March 2010 that it would be joining 2MP, with implementation occurring in phases beginning in May 2010. Under 2MP, homeowners will be offered a way to modify their second mortgages to make them more affordable when their first mortgage has been modified under HAMP. For amortizing second lien loans modified under 2MP, the interest rate will be reduced to 1%; the interest rate on interest-only second lien loans will be reduced to 2%. After five years, the interest rate on these modified second lien loans will reset to the then-current interest rate on the HAMP-modified first-lien.
When the Firm modifies home equity lines of credit in troubled debt restructurings, future lending commitments related to the modified loans are canceled as part of the terms of the modification. Except for home equity loans modified under 2MP where the borrower is current, borrowers must make at least three payments under the revised contractual terms during a trial modification and be successfully re-underwritten with income verification before a mortgage or home equity loan can be permanently modified.
For the 21,700 on-balance sheet loans modified under HAMP and the Firm’s other loss-mitigation programs since July 1, 2009, 68% of permanent loan modifications have included interest rate reductions, 51% have included term or payment extensions and 14% have included principal deferment. The sum of the percentages of the types of loan modifications exceeds 100% because, in some cases, the modification of an individual loan includes more than one type of concession.

The ultimate success of these modification programs and their impact on reducing credit losses remains uncertain given the short period of time since modification. The primary indicator used by management to monitor the success of these programs is the rate at which the modified loans redefault. Modification redefault rates are affected by a number of factors, including the type of loan modified, the borrower’s overall ability and willingness to repay the modified loan, the LTV ratio of the property and other macroeconomic factors. Modifications of serviced mortgage loans completed after July 1, 2009, whether under HAMP or under the Firm’s other modification programs, differ from modifications completed under prior programs in that they are fully underwritten after a successful trial payment period of at least 3 months. More than 85% of the modifications completed since July 1, 2009 were completed in 2010 with 41% completed as recently as the second quarter. Performance metrics to date show redefault rates of 20-30%. While these rates compare favorably to equivalent metrics for modifications completed under prior programs, ultimate redefault rates will remain uncertain until modified loans have seasoned.
The following table presents information as of June 30, 2010, and December 31, 2009, relating to restructured on-balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of purchased credit-impaired loans continue to be accounted for and reported as purchased credit-impaired loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of whether a probable and/or significant change in estimated future cash flows has occurred. Modifications of loans other than purchased credit-impaired loans are generally accounted for and reported as troubled debt restructurings.
Restructured residential real estate loans

	June 30, 2010		December 31, 2009
		Nonperforming		Nonperforming
	On-balance	on-balance	On-balance	on-balance
(in millions)	sheet loans	sheet loans(d)	sheet loans	sheet loans(d)

Restructured residential real estate loans — excluding purchased credit-impaired loans(a)(b)
Home equity — senior lien	$220	$46	$168	$30
Home equity — junior lien	253	34	222	43
Prime mortgage	1,421	567	634	243
Subprime mortgage	2,575	986	1,998	598
Option ARMs	65	19	8	6

Total restructured residential real estate loans — excluding purchased credit-impaired loans	$4,534	$1,652	$3,030	$920

Restructured purchased credit-impaired loans(c)
Home equity	$436	NA	$453	NA
Prime mortgage	2,276	NA	1,526	NA
Subprime mortgage	2,934	NA	1,954	NA
Option ARMs	4,839	NA	2,972	NA

Total restructured purchased credit-impaired loans	$10,485	NA	$6,905	NA

(a)	Amounts represent the carrying value of restructured residential real estate loans.

(b)	Excludes $1.7 billion and $296 million of loans at June 30, 2010, and December 31, 2009, respectively, that were repurchased from Ginnie Mae pools and modified subsequent to repurchase. When such loans reperform subsequent to modification they are generally sold back into Ginnie Mae loan pools. Modified loans that do not reperform will become subject to foreclosure.

(c)	Amounts represent the unpaid principal balance of restructured purchased credit-impaired loans.

(d)	Nonperforming loans modified in a troubled debt restructuring may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms.
Excluding purchased credit-impaired loans, 21% of restructured residential real estate loans are greater than 30 days delinquent, which is within the Firm’s expectations.
Credit card loans: JPMorgan Chase has also modified the terms of credit card loan agreements with borrowers who have experienced financial difficulty. Such modifications typically include reducing the interest rate on the card and, in most cases, involve placing the customer on a fixed payment plan not exceeding 60 months; in substantially all cases, the Firm cancels the customer’s available line of credit on the credit card. If the cardholder does not comply with the modified payment terms, the credit card loan agreement generally reverts back to its original payment and interest rate terms, resulting in the loan being excluded from modified loans. Assuming that those borrowers do not begin to perform in accordance with those original payment terms, the loans continue to age and become subject to the Firm’s standard charge-off policies. Substantially all modifications of credit card loans performed under the Firm’s existing modification programs are considered to be troubled debt restructurings. At June 30, 2010, and December 31, 2009, the Firm had $9.3 billion and $5.1 billion, respectively, of on-balance sheet credit card loans outstanding for borrowers enrolled in a credit card modification program. The increase in modified credit card loans outstanding from December 31, 2009, to June 30, 2010, is primarily attributable to previously-modified loans held in Firm-sponsored credit card securitization trusts being consolidated as a result of adopting the new consolidation guidance. Consistent with the Firm’s policy, all credit card loans typically remain on accrual status. Based on the Firm’s historical experience, the Firm expects that a significant portion of the borrowers will not ultimately comply with the modified payment terms.
Real estate owned (“REO”)
As part of the residential real estate foreclosure process, loans are written down to the fair value of the underlying real estate asset, less costs to sell, at acquisition. Typically, any further gains or losses on REO assets are recorded as part of other income. In those instances where the Firm gains ownership and possession of individual properties at the completion of the foreclosure process, these REO assets are managed for prompt sale and disposition at the best possible economic value. Operating expense, such as real estate taxes and maintenance, are charged to other expense. REO assets were up slightly compared with December 31, 2009. It is anticipated that REO assets will increase over the next several quarters, as loans moving through the foreclosure process are expected to increase.
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
Determining the appropriateness of the allowance is complex and requires judgment about the effect of matters that are inherently uncertain. Assumptions about unemployment rates, housing prices and overall economic conditions could have a significant impact on the Firm’s assessment of loan quality. Subsequent evaluations of the loan portfolio, in light of then-prevailing factors, may result in significant changes in the allowances for loan losses and lending-related commitments in future periods. At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of June 30, 2010, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses inherent in the portfolio, including those not yet identifiable).
For a further discussion of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on page 100 and Note 14 on pages 150-151 of this Form 10-Q, and Allowance for Credit Losses on page 115, Critical Accounting Estimates Used by the Firm on pages 127-131, and Note 14 on pages 196-198 of JPMorgan Chase’s 2009 Annual Report.
The allowance for credit losses was $36.7 billion at June 30, 2010, an increase of $4.2 billion from $32.5 billion at year-end 2009. The increase was primarily due to the Firm’s adoption of new consolidation guidance related to VIEs. As a result of the consolidation of certain securitization entities, the Firm established an allowance for loan losses of $7.5 billion at January 1, 2010, primarily related to the receivables that had been held in such securitization trusts.
The consumer allowance for loan losses increased predominately due to the aforementioned impact of new consolidation guidance. Excluding the effect of this adoption, the consumer allowance decreased by $1.2 billion from December 31, 2009. The decrease reflects a $2.5 billion reduction in the allowance in CS, reflecting lower estimated losses primarily related to improved delinquency trends as well as lower levels of outstandings. This decrease was partly offset by a $1.2 billion allowance increase in RFS during the first quarter, related to further estimated deterioration in the Washington Mutual prime and option ARM purchased credit-impaired pools. While RFS delinquencies and credit losses improved as compared to the prior quarter, they remain at elevated levels and a growing series of environmental, regulatory, and legislative challenges continue to present significant risk to credit performance, primarily in the Home Lending portfolio. After consideration of these factors, the RFS allowance for loan losses was essentially flat to the prior quarter.
The wholesale allowance for loan losses was down by $2.0 billion from December 31, 2009. The decrease was primarily due to net repayments, loan sales, refinements to credit loss estimates, and improvement in the credit quality of the commercial and industrial portfolio.

The allowance for lending-related commitments for both wholesale and consumer, which is reported in other liabilities, was $912 million and $939 million at June 30, 2010, and December 31, 2009. The decrease primarily reflects lower wholesale commitment levels.
The credit ratios in the table below are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value. As of June 30, 2010 and 2009, wholesale retained loans were $213.0 billion and $224.1 billion, respectively; and consumer retained loans were $482.2 billion and $447.0 billion, respectively. For the six months ended June 30, 2010 and 2009, average wholesale retained loans were $210.3 billion and $233.9 billion, respectively; and average consumer retained loans were $498.5 billion and $464.1 billion, respectively. Excluding held-for-sale loans, loans carried at fair value, and purchased credit-impaired consumer loans, the allowance for loan losses represented 5.34% of loans at June 30, 2010, compared with 5.01% at June 30, 2009.
Summary of changes in the allowance for credit losses

	2010			2009
Six months ended June 30,
(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Allowance for loan losses
Beginning balance at January 1,	$7,145	$24,457	$31,602	$6,545	$16,619	$23,164
Cumulative effect of change in accounting principles(a)	14	7,480	7,494	—	—	—
Gross charge-offs(a)	1,278	13,374	14,652	903	10,034	10,937
Gross (recoveries)(a)	(88)	(940)	(1,028)	(33)	(489)	(522)

Net charge-offs(a)	1,190	12,434	13,624	870	9,545	10,415
Provision for loan losses(a)	(812)	11,183	10,371	2,692	13,848	16,540
Other(b)	(9)	2	(7)	25	(242)	(217)

Ending balance at June 30	$5,148	$30,688	$35,836	$8,392	$20,680	$29,072

Components:
Asset-specific(c)(d)	$1,324	$1,161	$2,485	$2,108	$801	$2,909
Formula-based(a)(e)	3,824	26,716	30,540	6,284	19,879	26,163
Purchased credit-impaired	—	2,811	2,811	—	—	—

Total allowance for loan losses	$5,148	$30,688	$35,836	$8,392	$20,680	$29,072

Allowance for lending-related commitments
Beginning balance at January 1,	$927	$12	$939	$634	$25	$659
Cumulative effect of change in accounting principles(a)	(18)	—	(18)	—	—	—
Provision for lending-related commitments(a)	4	(2)	2	82	5	87
Other	(11)	—	(11)	3	(3)	—

Ending balance at June 30	$902	$10	$912	$719	$27	$746

Components:
Asset-specific	$248	$—	$248	$111	$—	$111
Formula-based	654	10	664	608	27	635

Total allowance for lending-related commitments	$902	$10	$912	$719	$27	$746

Total allowance for credit losses	$6,050	$30,698	$36,748	$9,111	$20,707	$29,818

Credit ratios
Allowance for loan losses to retained loans	2.42%	6.36%	5.15%	3.75%	4.63%	4.33%
Allowance for loan losses to retained nonperforming loans(f)	97	292	227	144	234	198
Allowance for loan losses to retained nonperforming loans excluding credit card	97	154	135	144	134	138
Net charge-off rates(g)	1.14	5.03	3.88	0.75	4.15	3.01
Credit ratios excluding home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust
Allowance for loan losses to retained loans(h)	2.42	6.88	5.34	3.75	5.80	5.01
Allowance for loan losses to retained nonperforming loans(f)(h)	97	265	209	144	234	198
Allowance for loan losses to retained nonperforming loans excluding credit card(f)(h)	97	127	117	144	134	138

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result $7.4 billion, $14 million and $127 million of allowance for loan losses were recorded on-balance sheet associated with the Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits, and certain other consumer loan securitization entities, primarily mortgage-related, respectively. For further discussion, see Note 15 on pages 151-153 of this Form 10-Q.

(b)	Other predominantly includes a reclassification in 2009 related to the issuance and retention of securities from the Chase Issuance Trust.

(c)	Relates to risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a troubled debt restructuring.

(d)	The asset-specific consumer allowance for loan losses includes troubled debt restructuring reserves of $946 million and $603 million at June 30, 2010 and 2009, respectively. Prior-period amounts have been reclassified from formula-based to conform with the current period presentation.

(e)	Includes all of the Firm’s allowance for loan losses on credit card loans, including those for which the Firm has modified the terms of the loans for borrowers experiencing financial difficulty.

(f)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier. The allowance for loan losses on credit card loans was $14.5 billion and $8.8 billion as of June 30, 2010 and 2009, respectively.

(g)	Charge-offs are not recorded on purchased credit-impaired loans until actual losses exceed estimated losses recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for any of these loans.

(h)	Excludes the impact of home lending purchased credit-impaired loans acquired as part of the Washington Mutual transaction. The allowance for loan losses on home lending purchased credit-impaired loans was $2.8 billion and zero as of June 30, 2010 and 2009, respectively.
For more information on home lending purchased credit-impaired loans, see pages 87-89 and Note 13 on pages 149-150 of this Form 10-Q and pages 116-117 of JPMorgan Chase’s 2009 Annual Report.
The calculation of the allowance for loan losses to total retained loans, excluding home lending purchased credit-impaired loans and loans held by the WMMT, is presented below.

June 30, (in millions, except ratios)	2010	2009

Allowance for loan losses	$35,836	$29,072
Less: Allowance for purchased credit-impaired loans	2,811	—

Adjusted allowance for loan losses	$33,025	$29,072

Total loans retained	$695,210	$671,116
Less: Firmwide purchased credit-impaired loans	76,995	90,628

Adjusted loans	$618,215	$580,488
Allowance for loan losses to ending loans, excluding purchased credit-impaired loans and loans held by the Washington Mutual Master Trust	5.34%	5.01%

The following table presents the allowance for credit losses by business segment at June 30, 2010, and December 31, 2009.

	Allowance for credit losses
	June 30, 2010			December 31, 2009
		Lending-related			Lending-related
(in millions)	Loan losses	commitments	Total	Loan losses	commitments	Total

Investment Bank(a)	$2,149	$564	$2,713	$3,756	$485	$4,241
Commercial Banking	2,686	267	2,953	3,025	349	3,374
Treasury & Securities Services	48	68	116	88	84	172
Asset Management	250	3	253	269	9	278
Corporate/Private Equity	15	—	15	7	—	7

Total Wholesale	5,148	902	6,050	7,145	927	8,072

Retail Financial Services(a)	16,152	10	16,162	14,776	12	14,788
Card Services(a)	14,524	—	14,524	9,672	—	9,672
Corporate/Private Equity	12	—	12	9	—	9

Total Consumer	30,688	10	30,698	24,457	12	24,469

Total	$35,836	$912	$36,748	$31,602	$939	$32,541

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related receivables are now recorded in loans on the Consolidated Balance Sheet. As a result, $7.4 billion, $14 million and $127 million of allowance for loan losses were recorded on-balance sheet associated with the Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits, and certain other consumer loan securitization entities, primarily mortgage-related, respectively. For further discussion, see Note 15 on pages 151-163 of this Form 10-Q.

Provision for credit losses
The provision for credit losses was $3.4 billion for the three months ended June 30, 2010, down by $6.3 billion or 65% from the prior-year provision. The total consumer provision for credit losses was $3.9 billion, compared with $8.5 billion in the prior year, reflecting a reduction in the allowance for credit losses as a result of improved delinquency trends and reduced net charge-offs across most consumer portfolios. The wholesale provision for credit losses was a benefit of $572 million, compared with an expense of $1.2 billion, reflecting a reduction in the allowance for credit losses due to net repayments, loan sales, refinements to credit loss estimates, and improvement in the credit quality of the commercial and industrial portfolio.

			Provision for lending-		Total provision
	Provision for loan losses		related commitments		for credit losses
Three months ended June 30, (in millions)	2010	2009	2010	2009	2010	2009

Investment Bank(a)	$(418)	$815	$93	$56	$(325)	$871
Commercial Banking	(143)	280	(92)	32	(235)	312
Treasury & Securities Services	(8)	(20)	(8)	15	(16)	(5)
Asset Management	15	59	(10)	—	5	59
Corporate/Private Equity	(1)	7	—	—	(1)	7

Total wholesale	(555)	1,141	(17)	103	(572)	1,244
Retail Financial Services(a)	1,715	3,841	—	5	1,715	3,846
Card Services — reported(a)	2,221	2,939	—	—	2,221	2,939
Corporate/Private Equity	(1)	2	—	—	(1)	2

Total consumer	3,935	6,782	—	5	3,935	6,787

Total provision for credit losses — reported	3,380	7,923	(17)	108	3,363	8,031
Credit card — securitized(a)(b)	NA	1,664	NA	—	NA	1,664

Total provision for credit losses — managed(a)	$3,380	$9,587	$(17)	$108	$3,363	$9,695

			Provision for lending-		Total provision
	Provision for loan losses		related commitments		for credit losses
Six months ended June 30, (in millions)	2010	2009	2010	2009	2010	2009

Investment Bank(a)	$(895)	$2,089	$108	$(8)	$(787)	$2,081
Commercial Banking	61	543	(82)	62	(21)	605
Treasury & Securities Services	(39)	(40)	(16)	29	(55)	(11)
Asset Management	46	93	(6)	(1)	40	92
Corporate/Private Equity	15	7	—	—	15	7

Total wholesale	(812)	2,692	4	82	(808)	2,774
Retail Financial Services(a)	5,450	7,718	(2)	5	5,448	7,723
Card Services — reported(a)	5,733	6,128	—	—	5,733	6,128
Corporate/Private Equity	—	2	—	—	—	2

Total consumer	11,183	13,848	(2)	5	11,181	13,853

Total provision for credit losses — reported	10,371	16,540	2	87	10,373	16,627
Credit card — securitized(a)(b)	NA	3,128	NA	—	NA	3,128

Total provision for credit losses — managed(a)	$10,371	$19,668	$2	$87	$10,373	$19,755

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result of the consolidation of the credit card securitization trusts, reported and managed basis are comparable for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q.

(b)	Loans securitized are defined as loans that were sold to unconsolidated securitization trusts and were not included in reported loans. For further discussion of credit card securitizations, see Note 15 on pages 151-163 of this Form 10-Q.

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
To calculate VaR, the Firm uses historical simulation, based on a one-day time horizon and an expected tail-loss methodology, which measures risk across instruments and portfolios in a consistent and comparable way. The simulation is based on data for the previous 12 months. This approach assumes that historical changes in market values are representative of future changes; this assumption may not always be accurate, particularly when there is volatility in the market environment. For certain products, such as syndicated lending facilities and some mortgage-related securities for which price-based time series are not readily available, market-based data are used in conjunction with sensitivity factors to estimate the risk. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. In addition, certain risk parameters, such as correlation risk among certain instruments, are not fully captured in VaR.
The following section describes JPMorgan Chase’s VaR measure using a 95% confidence level.
95% Confidence Level VaR
Total IB trading VaR by risk type, credit portfolio VaR and other VaR

																	Six months ended
	Three months ended June 30,																June 30,
	2010						2009						At June 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2010		2009		2010		2009

IB VaR by risk type:
Fixed income	$64		$33		$95		$179		$144		$207		$87		$186		$66		$168
Foreign exchange	10		7		18		16		10		27		11		12		12		19
Equities	20		12		32		50		13		132		23		36		22		73
Commodities and other	20		12		32		22		15		30		12		17		18		21
Diversification benefit to IB trading VaR	(42	)(a)	NM	(b)	NM	(b)	(97	)(a)	NM	(b)	NM	(b)	(42	)(a)	(87	)(a)	(46	)(a)	(101	)(a)

IB trading VaR	$72		$40		$107		$170		$149		$213		$91		$164		$72		$180
Credit portfolio VaR	27		18		40		68		36		99		29		38		23		77
Diversification benefit to IB trading and credit portfolio VaR	(9	)(a)	NM(b)		NM	(b)	(60	)(a)	NM	(b)	NM	(b)	(9	)(a)	(44	)(a)	(9	)(a)	(62	)(a)

Total IB trading and credit portfolio VaR	$90		$50		$128		$178		$139		$231		$111		$158		$86		$195

Mortgage Banking VaR	24		12		42		43		31		66		19		40		25		75
Chief Investment Office (CIO) VaR	72		55		79		111		98		125		55		102		71		116
Diversification benefit to total other VaR	(14	)(a)	NM	(b)	NM	(b)	(29	)(a)	NM	(b)	NM	(b)	(12	)(a)	(26	)(a)	(14	)(a)	(45	)(a)

Total other VaR	$82		$55		$97		$125		$110		$144		$62		$116		$82		$146

Diversification benefit to total IB and other VaR	(79	)(a)	NM	(b)	NM	(b)	(89	)(a)	NM(b)		NM(b)		(59	)(a)	(92	)(a)	(73	)(a)	(91	)(a)

Total IB and other VaR	$93		$66		$133		$214		$172		$263		$114		$182		$95		$250

(a)	Average VaR and period-end VaR were less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(b)	Designated as not meaningful (“NM”), because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio-diversification effect.

VaR Measurement
The Firm’s IB trading and other VaR measure above includes substantially all trading activities in IB, as well as syndicated lending facilities that the Firm intends to distribute. Credit portfolio VaR includes VaR on derivative CVA, hedges of the CVA and MTM hedges of the retained loan portfolio, which are all reported in principal transactions revenue. Credit portfolio VaR does not include the retained loan portfolio, which is not MTM. In addition, IB and other VaR measure include certain positions used as part of the Firm’s risk management function within the CIO and in the Mortgage Banking businesses. The CIO VaR includes positions, primarily in debt securities and credit products, used to manage the Firm’s risk concentrations, including interest rate and credit risks arising from the Firm’s ongoing business activities. The Mortgage Banking VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges.
The VaR measure excludes the DVA taken on certain structured liabilities and derivatives to reflect the credit quality of the Firm. It also excludes certain activities such as Private Equity and principal investing (e.g., mezzanine financing, tax-oriented investments, etc.), as well as structural interest rate risk-management positions, capital management positions, and longer-term investments managed by the CIO. These longer-term positions are managed through the Firm’s earnings-at-risk and other cash flow-monitoring processes rather than by using a VaR measure. Principal investing activities and Private Equity positions are managed using stress and scenario analysis.
2010 and 2009 second-quarter and year-to-date VaR results
As presented in the table on the previous page, total average IB and other VaR for the second quarter and first half of 2010 was $93 million and $95 million, respectively, compared with $214 million in the second quarter and $250 million in the first half of 2009. The decrease in average VaR for the second quarter and first half of 2010 was driven by a decline in the impact of the market volatility experienced in early 2009, as well as a reduction in exposures primarily in IB. Average total IB trading and credit portfolio VaR for the second quarter of 2010 was $90 million, compared with $178 million for the same prior year period. The decrease in IB trading VaR for the second quarter and first half of 2010 was driven by a decline in the impact of market volatility, as well as a reduction in exposures, primarily in the fixed income and equities risk components. CIO VaR averaged $72 million for the second quarter of 2010, compared with $111 million for the same prior year period. Mortgage Banking VaR averaged $24 million for the current quarter, compared with $43 million for the same prior year period. Decreases for the second quarter and first half of 2010 were again driven by the decline in market volatility.
Average IB and other VaR diversification benefit was 46% of the sum for the second quarter of 2010, compared with 29% of the sum for the second quarter of 2009. The Firm experienced a gain in diversification benefit as the market crisis receded, markets started to recover and positions changed such that correlations decreased. In general, over the course of the year, VaR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
To evaluate the soundness of its VaR model the Firm conducts daily back-testing of VaR against the Firm’s market risk-related revenue, which is defined as: the change in value of principal transactions revenue for IB and CIO; trading-related net interest income for IB, CIO and Mortgage Banking; IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. The daily firmwide market risk-related revenue excludes gains and losses from DVA and from longer-term corporate investments and Private Equity losses.

The following histogram illustrates the daily market risk-related gains and losses for IB, CIO and Mortgage Banking positions for the first six months of 2010. The chart shows that the Firm posted market risk-related gains on 121 out of 129 days in this period, with 10 days exceeding $200 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the 95% confidence level VaR exceeded the actual loss on each of those days. Losses were sustained on eight days during the six months ended June 30, 2010, none of which exceeded the VaR measure.
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
Debit valuation adjustment sensitivity

Change in revenue based upon a 1-basis-point increase
(in millions)	in JPMorgan Chase credit spread

June 30, 2010	$33
December 31, 2009	39

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
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings at risk over a wide range of outcomes. JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of June 30, 2010, and December 31, 2009, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

June 30, 2010	$1,276	$947	NM(a)	NM(a)
December 31, 2009	(1,594)	(554)	NM(a)	NM(a)

(a)	Downward 100- and 200-basis-point parallel shocks result in a Fed Funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.
The change in earnings at risk from December 31, 2009, resulted from investment portfolio repositioning, assumed higher levels of deposit balances and reduced levels of fixed-rate loans. The Firm’s risk to rising rates was largely the result of widening deposit margins, which are currently compressed due to very low short-term interest rates.
Additionally, under another interest rate scenario used by the Firm, involving a steeper yield curve, with long-term rates rising by 100 basis points and short-term rates staying at current levels, would result in a 12-month pretax earnings benefit of $605 million. The increase in earnings under this scenario would be due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.

PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 124 of JPMorgan Chase’s 2009 Annual Report. At June 30, 2010, and December 31, 2009, the carrying value of the Private Equity portfolio was $8.1 billion and $7.3 billion, respectively, of which $873 million and $762 million, respectively, represented securities with publicly available market quotations.
OPERATIONAL RISK MANAGEMENT
For a discussion of JPMorgan Chase’s Operational Risk Management, see page 125 of JPMorgan Chase’s 2009 Annual Report.
REPUTATION AND FIDUCIARY RISK MANAGEMENT
For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 126 of JPMorgan Chase’s 2009 Annual Report.
SUPERVISION AND REGULATION
The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-4 of JPMorgan Chase’s 2009 Form 10-K. On July 21, 2010, President Obama signed into law the Dodd-Frank Act which will make significant structural reforms to the financial services industry. For additional information regarding the Dodd-Frank Act, please see Part II Other Information, Item 1A Risk Factors on pages 196-197 of this Form 10-Q.
Dividends
At June 30, 2010, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $6.8 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s portfolio of lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 14 on pages 196-198 of JPMorgan Chase’s 2009 Annual Report. The methodology for calculating the allowance for loan losses and the allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for Credit Losses on pages 127-128 of JPMorgan Chase’s 2009 Annual Report; for amounts recorded as of June 30, 2010 and 2009, see Allowance for Credit Losses on pages 91-94 and Note 14 on pages 150-151 of this Form 10-Q.
As noted on page 127 of JPMorgan Chase’s 2009 Annual Report, many factors can affect estimates of loss, including volatility of loss given default, probability of default and rating migrations. The Firm uses a risk-rating system to determine the credit quality of its wholesale loans. The Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. As of June 30, 2010, assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $1.2 billion. This sensitivity analysis is hypothetical and intended to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote, and it is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
The allowance for credit losses for the consumer portfolio is sensitive to changes in the economic environment, delinquency status, FICO scores, the realizable value of collateral, borrower behavior and other risk factors. The credit performance of the consumer portfolio across the entire consumer credit product spectrum appears to have stabilized but remains under stress, as high unemployment and weak overall economic conditions continue to result in a high level of delinquencies, while continued weak housing prices continue to result in elevated loss severities. Significant judgment is required to estimate the ultimate duration and severity of the current economic downturn, as well as its impact on housing prices and the labor market. While the allowance for credit losses is highly sensitive to both home prices and unemployment rates, in the current market it is difficult to estimate how potential changes in one or both of these factors might impact the allowance for credit losses. For example, while both factors are important determinants of overall allowance levels, changes in one factor or the other may not occur at the same rate, or improvement in one factor may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across geographies or product types. Finally, it is difficult to predict the extent to which changes in both or either of these factors would ultimately impact the frequency or severity of losses, and overall loss rates are a function of both the frequency and severity of individual loan losses.
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

	June 30, 2010			December 31, 2009
	Total at			Total at
(in billions)	fair value	Level 3 total		fair value	Level 3 total

Trading debt and equity instruments(a)	$317.3	$35.2		$330.9	$35.2
Derivative receivables — gross	1,810.3	45.8		1,565.5	46.7
Netting adjustment	(1,730.1)	—		(1,485.3)	—

Derivative receivables — net	80.2	45.8	(d)	80.2	46.7	(d)
AFS securities	312.0	12.7		360.4	13.2
Loans	2.4	1.1		1.4	1.0
MSRs	11.9	11.9		15.5	15.5
Private equity investments	8.1	7.2		7.3	6.6
Other(b)	44.9	4.3		44.4	9.5

Total assets measured at fair value on a recurring basis	776.8	118.2		840.1	127.7
Total assets measured at fair value on a nonrecurring basis(c)	6.6	1.7		8.2	2.7

Total assets measured at fair value	$783.4	$119.9	(e)	$848.3	$130.4	(e)
Total Firm assets	$2,014.0			$2,032.0

Level 3 assets as a percentage of total Firm assets		6%			6%
Level 3 assets as a percentage of total Firm assets at fair value		15			15

(a)	Includes physical commodities generally carried at the lower of cost or fair value.

(b)	Includes certain securities purchased under resale agreements, securities borrowed, assets within accrued interest and other investments.

(c)	Predominantly includes delinquent mortgage and home equity loans, where impairment is based on the fair value of the underlying collateral, and on leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(d)	Derivative receivable and derivative payable balances, and the related cash collateral received and paid, are presented net on the Consolidated Balance Sheets where there is a legally enforceable master netting agreement in place with counterparties. For purposes of the table above, the Firm does not reduce derivative receivable and derivative payable balances for netting adjustments, either within or across the levels of the fair value hierarchy, as such an adjustment is not relevant to a presentation that is based on the transparency of inputs to the valuation of an asset or liability. Therefore, the derivative balances reported in the fair value hierarchy levels are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $19.0 billion and $16.0 billion at June 30, 2010, and December 31, 2009, respectively, exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(e)	Included in the table above at June 30, 2010, and December 31, 2009, are $77.5 billion and $80.0 billion, respectively, of level 3 assets, consisting of recurring and nonrecurring assets carried by IB.
Valuation
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs — including, but not limited to, yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, as well as the level of liquidity for the product or within the market as a whole. For further discussion of changes in level 3 assets, see Note 3 on pages 110-124 of this Form 10-Q.
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
In accounting for these loans on an ongoing basis, probable decreases in expected loan principal cash flows trigger the recognition of impairment, while probable and significant increases in expected principal cash flows would first trigger the reversal of any previously recorded allowance for loan losses; any remaining increases would be recognized prospectively as yield adjustments. The impact of (i) prepayments, (ii) changes in variable interest rates and (iii) any other changes in the timing of expected cash flows would be recognized prospectively as yield adjustments. The process to determine which changes in cash flows trigger the recognition of impairment, and which changes in cash flows should be recognized as yield adjustments, requires the application of judgment. As of June 30, 2010, a 1% decrease in expected future principal cash payments for the entire portfolio of purchased credit-impaired loans would result in the recognition of an allowance for loan losses for these loans of approximately $730 million. For additional information on purchased credit-impaired loans, including the significant assumptions, estimates and judgment involved, see Purchased credit-impaired loans on pages 129—130 of JPMorgan Chase’s 2009 Annual Report and Note 13 on pages 149-150 of this Form 10-Q.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 130 of JPMorgan Chase’s 2009 Annual Report.
During the six months ended June 30, 2010, the Firm updated the discounted cash flow valuations of certain consumer lending businesses in RFS and CS, which continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. The assumptions used in the valuation of these businesses include a) estimates of future cash flows for the business (which are dependent on portfolio outstanding balances, net interest margin, operating expenses, credit losses and the amount of capital necessary given the risk of business activities and to meet regulatory capital requirements), and b) the cost of equity used to discount those cash flows to a present value. Each of these factors require significant judgment and the assumptions used are based on management’s best and most current projections, including the anticipated effects of regulatory and legislative changes, derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term estimates addressed in the Business Outlook on pages 9-10 of this Form 10-Q, and in the longer term, incorporate a set of macroeconomic assumptions (for example, allowing for relatively high but gradually declining unemployment rates for the next few years) and the Firm’s best estimates of long-term growth of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
In addition, for its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes) and prior projections of business performance. Based upon the updated valuations for its consumer lending businesses and reviews of its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at June 30 and March 31, 2010. However, the fair value of the credit card lending business within CS and a consumer lending business within RFS exceeded their carrying values by narrow margins at June 30 and March 31, 2010 ranging from 3-15%. Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s expectations. For example, in CS, such declines could result from deterioration in economic conditions such as increased unemployment claims or bankruptcy filings that result in increased credit losses, changes in customer behavior that cause decreased account activity or receivable balances, or unanticipated effects of regulatory or legislative changes. In RFS, such declines could result from deterioration in economic conditions that result in increased credit losses, including decreases in home prices beyond management expectations.
Such declines in business performance, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which may result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 16 on pages 164-167 of this Form 10-Q.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 131 of JPMorgan Chase’s 2009 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting for transfers of financial assets and consolidation of variable interest entities
Effective January 1, 2010, the Firm implemented new accounting guidance that amends the accounting for the transfers of financial assets and the consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits and certain mortgage and other consumer loan securitization entities. The Financial Accounting Standards Board (“FASB”) deferred the requirements of the new consolidation guidance for VIEs for certain investment funds, including mutual funds, private equity funds and hedge funds, until the FASB and the International Accounting Standards Board (“IASB”) complete a joint consolidation project that would provide consistent accounting guidance for these funds. For additional information about the impact of the adoption of the new consolidation guidance on January 1, 2010, see Note 15 on pages 151-163 of this Form 10-Q.
Fair value measurements and disclosures
In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy are effective for interim reporting periods beginning after December 15, 2009; the Firm adopted this guidance in the first quarter of 2010. For additional information about the impact of the adoption of the new fair value measurements guidance, see Note 3 on pages 110-124 of this Form 10-Q. In addition, a new requirement to provide purchases, sales, issuances and settlements in the level 3 rollforward on a gross basis is effective for fiscal years beginning after December 15, 2010. Early adoption of the guidance is permitted.
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
Accounting for certain embedded credit derivatives
In March 2010, the FASB issued guidance clarifying the circumstances in which a credit derivative embedded in a beneficial interest in securitized financial assets is required to be separately accounted for as a derivative instrument. The guidance is effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. Upon adoption, the new guidance permits the election of the fair value option for any beneficial interest in securitized financial assets. Adoption of the new guidance will not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
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
Disclosures about the credit quality of financing receivables and the allowance for credit losses
In July 2010, the FASB issued guidance that will require enhanced disclosures surrounding the credit characteristics of the Firm’s loan portfolio. Under the new guidance, the Firm will be required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit risk inherent in the loan portfolio, including additional information on certain types of loan modifications. For the Firm, the new disclosures are effective for the 2010 Annual Report. The new disclosures on the rollforward of the allowance for credit losses and the new disclosures about troubled-debt modifications are effective for the first quarter 2011 Form 10-Q. The adoption of this guidance will only affect JPMorgan Chase’s disclosures of financing receivables and not its Consolidated Balance Sheets or results of operations.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2010	2009	2010	2009

Revenue
Investment banking fees	$1,421	$2,106	$2,882	$3,492
Principal transactions	2,090	3,097	6,638	5,098
Lending- and deposit-related fees	1,586	1,766	3,232	3,454
Asset management, administration and commissions	3,349	3,124	6,614	6,021
Securities gains(a)	1,000	347	1,610	545
Mortgage fees and related income	888	784	1,546	2,385
Credit card income	1,495	1,719	2,856	3,556
Other income	585	10	997	60

Noninterest revenue	12,414	12,953	26,375	24,611

Interest income	15,719	16,549	32,564	34,475
Interest expense	3,032	3,879	6,167	8,438

Net interest income	12,687	12,670	26,397	26,037

Total net revenue	25,101	25,623	52,772	50,648

Provision for credit losses	3,363	8,031	10,373	16,627

Noninterest expense
Compensation expense	7,616	6,917	14,892	14,505
Occupancy expense	883	914	1,752	1,799
Technology, communications and equipment expense	1,165	1,156	2,302	2,302
Professional and outside services	1,685	1,518	3,260	3,033
Marketing	628	417	1,211	801
Other expense	2,419	2,190	6,860	3,565
Amortization of intangibles	235	265	478	540
Merger costs	—	143	—	348

Total noninterest expense	14,631	13,520	30,755	26,893

Income before income tax expense	7,107	4,072	11,644	7,128
Income tax expense	2,312	1,351	3,523	2,266

Net income	$4,795	$2,721	$8,121	$4,862

Net income applicable to common stockholders	$4,363	$1,072	$7,335	$2,591

Net income per common share data
Basic earnings per share	$1.10	$0.28	$1.84	$0.68
Diluted earnings per share	1.09	0.28	1.83	0.68
Weighted-average basic shares	3,983.5	3,811.5	3,977.0	3,783.6
Weighted-average diluted shares	4,005.6	3,824.1	4,000.2	3,791.4
Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

(a)	The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Total losses	$—	$(882)	$(94)	$(887)
Losses recorded in/(reclassified from) other comprehensive income	—	696	(6)	696

Total credit losses recognized in income	$—	$(186)	$(100)	$(191)

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in millions, except share data)	2010	2009

Assets
Cash and due from banks	$32,806	$26,206
Deposits with banks	39,430	63,230
Federal funds sold and securities purchased under resale agreements (included $22,750 and $20,536 at fair value at June 30, 2010, and December 31, 2009, respectively)	199,024	195,404
Securities borrowed (included $11,924 and $7,032 at fair value at June 30, 2010, and December 31, 2009, respectively)	122,289	119,630
Trading assets (included assets pledged of $44,708 and $38,315 at June 30, 2010, and December 31, 2009, respectively)(a)	397,508	411,128
Securities (included $311,992 and $360,365 at fair value at June 30, 2010, and December 31, 2009, respectively, and assets pledged of $87,424 and $100,931 at June 30, 2010, and December 31, 2009, respectively)	312,013	360,390
Loans (included $2,362 and $1,364 at fair value at June 30, 2010, and December 31, 2009, respectively)(a)	699,483	633,458
Allowance for loan losses	(35,836)	(31,602)

Loans, net of allowance for loan losses	663,647	601,856
Accrued interest and accounts receivable (included zero and $5,012 at fair value at June 30, 2010, and December 31, 2009, respectively)	61,295	67,427
Premises and equipment	11,267	11,118
Goodwill	48,320	48,357
Mortgage servicing rights	11,853	15,531
Other intangible assets	4,178	4,621
Other assets (included $18,425 and $19,165 at fair value at June 30, 2010, and December 31, 2009, respectively)(a)	110,389	107,091

Total assets(a)	$2,014,019	$2,031,989

Liabilities
Deposits (included $4,890 and $4,455 at fair value at June 30, 2010, and December 31, 2009, respectively)	$887,805	$938,367
Federal funds purchased and securities loaned or sold under repurchase agreements (included $6,013 and $3,396 at fair value at June 30, 2010, and December 31, 2009, respectively)	237,455	261,413
Commercial paper	41,082	41,794
Other borrowed funds (included $7,403 and $5,637 at fair value at June 30, 2010, and December 31, 2009, respectively)	44,431	55,740
Trading liabilities	134,882	125,071
Accounts payable and other liabilities (included the allowance for lending-related commitments of $912 and $939, respectively, at June 30, 2010, and December 31, 2009, and $450 and $357 at fair value at June 30, 2010, and December 31, 2009, respectively)	160,478	162,696
Beneficial interests issued by consolidated variable interest entities (included $2,057 and $1,410 at fair value at June 30, 2010, and December 31, 2009, respectively)(a)	88,148	15,225
Long-term debt (included $41,928 and $48,972 at fair value at June 30, 2010, and December 31, 2009, respectively)	248,618	266,318

Total liabilities(a)	1,842,899	1,866,624

Commitments and contingencies (see Note 21 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at June 30, 2010, and December 31, 2009; issued 2,538,107 shares at June 30, 2010, and December 31, 2009)	8,152	8,152
Common stock ($1 par value; authorized 9,000,000,000 shares at June 30, 2010, and December 31, 2009; issued 4,104,933,895 shares at June 30, 2010, and December 31, 2009)	4,105	4,105
Capital surplus	96,745	97,982
Retained earnings	65,465	62,481
Accumulated other comprehensive income/(loss)	2,404	(91)
Shares held in RSU Trust, at cost (1,527,326 and 1,526,944 shares at June 30, 2010, and December 31, 2009, respectively)	(68)	(68)
Treasury stock, at cost (129,122,833 and 162,974,783 shares at June 30, 2010, and December 31, 2009, respectively)	(5,683)	(7,196)

Total stockholders’ equity	171,120	165,365

Total liabilities and stockholders’ equity	$2,014,019	$2,031,989

(a)	The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2010, and December 31, 2009. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

Assets
Trading assets	$7,525	$6,347
Loans	111,965	13,004
All other assets	4,869	5,043

Total assets	$124,359	$24,394

Liabilities
Beneficial interests issued by consolidated variable interest entities	$88,148	$15,225
All other liabilities	2,524	2,197

Total liabilities	$90,672	$17,422

The assets of the consolidated VIEs are used to settle the liabilities of those entities. At June 30, 2010, the Firm provided limited program-wide credit enhancement of $2.0 billion related to its Firm-administered multi-seller conduits. For further discussion, see Note 15 on pages 151-162 of this Form 10-Q.
Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30,
(in millions, except per share data)	2010	2009

Preferred stock
Balance at January 1	$8,152	$31,939
Accretion of preferred stock discount on issuance to the U.S. Treasury	—	1,213
Redemption of preferred stock issued to the U.S. Treasury	—	(25,000)

Balance at June 30	8,152	8,152

Common stock
Balance at January 1	4,105	3,942
Issuance of common stock	—	163

Balance at June 30	4,105	4,105

Capital surplus
Balance at January 1	97,982	92,143
Issuance of common stock	—	5,589
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	36	(70)
Other	(1,273)	—

Balance at June 30	96,745	97,662

Retained earnings
Balance at January 1	62,481	54,013
Cumulative effect of change in accounting principle	(4,391)	—
Net income	8,121	4,862
Dividend declared:
Preferred stock	(325)	(1,003)
Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	—	(1,112)
Common stock ($0.10 per share in each period)	(421)	(405)

Balance at June 30	65,465	56,355

Accumulated other comprehensive income/(loss)
Balance at January 1	(91)	(5,687)
Cumulative effect of change in accounting principle	(129)	—
Other comprehensive income/(loss)	2,624	2,249

Balance at June 30	2,404	(3,438)

Shares held in RSU Trust
Balance at January 1	(68)	(217)
Reissuance from RSU Trust	—	131

Balance at June 30	(68)	(86)

Treasury stock, at cost
Balance at January 1	(7,196)	(9,249)
Purchase of treasury stock	(135)	—
Reissuance from treasury stock	1,648	1,284
Share repurchases related to employee stock-based compensation awards	—	(19)

Balance at June 30	(5,683)	(7,984)

Total stockholders’ equity	$171,120	$154,766

Comprehensive income
Net income	$8,121	$4,862
Other comprehensive income/(loss)	2,624	2,249

Comprehensive income	$10,745	$7,111

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in millions)	2010	2009

Operating activities
Net income	$8,121	$4,862
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	10,373	16,627
Depreciation and amortization	1,926	1,209
Amortization of intangibles	478	540
Deferred tax benefit	(567)	(2,276)
Investment securities gains	(1,610)	(545)
Stock-based compensation	1,774	1,672
Originations and purchases of loans held-for-sale	(14,259)	(9,850)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	18,374	16,212
Net change in:
Trading assets	19,789	140,934
Securities borrowed	(2,620)	(5,282)
Accrued interest and accounts receivable	9,270	(441)
Other assets	(18,675)	17,722
Trading liabilities	19,396	(61,751)
Accounts payable and other liabilities	(1,066)	(14,854)
Other operating adjustments	(3,149)	(1,520)

Net cash provided by operating activities	47,555	103,259

Investing activities
Net change in:
Deposits with banks	23,866	76,177
Federal funds sold and securities purchased under resale agreements	(3,343)	43,374
Held-to-maturity securities:
Proceeds	4	5
Available-for-sale securities:
Proceeds from maturities	57,012	47,129
Proceeds from sales	77,754	67,472
Purchases	(102,291)	(249,770)
Proceeds from sales and securitizations of loans held-for-investment	5,539	17,897
Other changes in loans, net	13,449	37,593
Net cash used in business acquisitions or dispositions	(6)	(18)
Net purchases of asset-backed commercial paper guaranteed by the FRBB	—	(3,257)
All other investing activities, net	1,690	(337)

Net cash provided by investing activities	73,674	36,265

Financing activities
Net change in:
Deposits	(46,179)	(173,304)
Federal funds purchased and securities loaned or sold under repurchase agreements	(24,023)	107,281
Commercial paper and other borrowed funds	(11,986)	(53,690)
Beneficial interests issued by consolidated variable interest entities	(18,297)	(1,835)
Proceeds from long-term debt and trust preferred capital debt securities	17,964	38,079
Payments of long-term debt and trust preferred capital debt securities	(30,275)	(34,924)
Excess tax benefits related to stock-based compensation	21	1
Redemption of preferred stock issued to the U.S. Treasury	—	(25,000)
Proceeds from issuance of common stock	—	5,756
Treasury stock purchased	(135)	—
Dividends paid	(745)	(2,681)
All other financing activities, net	(497)	(931)

Net cash used in financing activities	(114,152)	(141,248)

Effect of exchange rate changes on cash and due from banks	(477)	(38)

Net increase (decrease) in cash and due from banks	6,600	(1,762)
Cash and due from banks at the beginning of the year	26,206	26,895

Cash and due from banks at the end of the period	$32,806	$25,133

Cash interest paid	$6,363	$8,463
Cash income taxes paid	5,361	3,837

Note:	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the transfer of financial assets and the consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated noncash assets and liabilities of $87.7 billion and $92.2 billion, respectively.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 181-184 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business segment information, see Note 23 on pages 174-178 of this Form 10-Q.
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
Voting Interest Entities
Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that enable them to make significant decisions relating to the entity’s operations. For these types of entities, the Firm’s determination of whether it has a controlling interest is primarily based on the amount of voting equity interests held. Entities in which the Firm has a controlling financial interest, through ownership of the majority of the entities’ voting equity interests, or through other contractual rights that give the Firm control, are consolidated by the Firm.
Investments in companies that are considered to be voting interest entities in which the Firm has significant influence over operating and financing decisions (but does not own a majority of the voting equity interests) are accounted for (i) in accordance with the equity method of accounting (which requires the Firm to recognize its proportionate share of the entity’s net earnings), or (ii) at fair value if the fair value option was elected at the inception of the Firm’s investment. These investments are generally included in other assets, with income or loss included in other income.
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

Variable Interest Entities
VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.
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
On January 1, 2010, the Firm implemented new consolidation accounting guidance related to VIEs. The new guidance eliminates the concept of qualified special purpose entities (“QSPEs”) that were previously exempt from consolidation, and introduces a new framework for determining the primary beneficiary of a VIE. The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. Under the new guidance, the primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
To assess whether the Firm has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Firm considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (such as asset managers, collateral managers, servicers, or owners of call options or liquidation rights over the VIE’s assets) or have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.
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
The Firm performs on-going reassessments of: 1) whether any entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework; and 2) whether changes in the facts and circumstances regarding the Firm’s involvement with a VIE cause the Firm’s consolidation conclusion regarding the VIE to change.
For further details regarding the Firm’s application of the new accounting guidance effective January 1, 2010, see Note 15 on pages 151-163 of this Form 10-Q. For a description of the accounting guidance applied to periods ending prior to January 1, 2010, see Note 1 on page 142 of JPMorgan Chase’s 2009 Annual Report.
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment which defers the requirements of the new consolidation accounting guidance for certain investment funds, including mutual funds, private equity funds and hedge funds. For funds to which the amendment applies, the consolidation guidance will be deferred until the completion of the FASB and International Accounting Standards Board (“IASB”) joint consolidation project. For the funds to which the amendment applies, the Firm continues to apply other existing authoritative guidance to determine whether such funds should be consolidated.
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated Balance Sheets.

NOTE 2 — BUSINESS CHANGES AND DEVELOPMENTS
Purchase of remaining interest in J.P. Morgan Cazenove
On January 4, 2010, JPMorgan Chase purchased the remaining interest in J.P. Morgan Cazenove, an investment banking business partnership formed in 2005 which resulted in an adjustment to the Firm’s capital surplus of approximately $1.3 billion.
Subsequent events
RBS Sempra transaction
On July 1, 2010, JPMorgan Chase completed the acquisition of RBS Sempra Commodities’ global oil, global metals and European power and gas businesses for approximately $1.6 billion. This acquisition almost doubled the number of clients the Firm’s commodities business can serve and will enable the Firm to offer them more products in more regions of the world.
Redemption of Series E, F and G cumulative preferred stock
On July 16, 2010, JPMorgan Chase announced that it will redeem at stated redemption value on August 20, 2010, all outstanding shares of its 6.15% Cumulative Preferred Stock, Series E, 5.72% Cumulative Preferred Stock, Series F and 5.49% Cumulative Preferred Stock, Series G. For a further discussion of preferred stock, see Note 23 on pages 222-223 of JPMorgan Chase’s 2009 Annual Report.
NOTE 3 — FAIR VALUE MEASUREMENT
For a further discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 148-165 of JPMorgan Chase’s 2009 Annual Report.
During the first six months of 2010, no changes were made to the Firm’s valuation models that had, or are expected to have, a material impact on the Firm’s Consolidated Balance Sheets or results of operations.

The following table presents the assets and liabilities measured at fair value as of June 30, 2010, and December 31, 2009, by major product category and by the fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
				Netting	Total
June 30, 2010 (in millions)	Level 1(j)	Level 2(j)	Level 3(j)	adjustments	fair value

Federal funds sold and securities purchased under resale agreements	$—	$22,750	$—	$—	$22,750
Securities borrowed	—	11,924	—	—	11,924

Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	21,086	8,841	176	—	30,103
Residential — nonagency(b)	—	2,369	804	—	3,173
Commercial — nonagency(b)	—	1,075	1,739	—	2,814

Total mortgage-backed securities	21,086	12,285	2,719	—	36,090
U.S. Treasury and government agencies(a)	14,513	11,826	—	—	26,339
Obligations of U.S. states and municipalities	—	3,983	2,008	—	5,991
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,858	—	—	2,858
Non-U.S. government debt securities	31,081	34,966	608	—	66,655
Corporate debt securities	1	41,761	4,551	—	46,313
Loans(c)	—	16,767	14,889	—	31,656
Asset-backed securities	—	2,130	8,143	—	10,273

Total debt instruments	66,681	126,576	32,918	—	226,175
Equity securities	74,316	2,973	1,822	—	79,111
Physical commodities(d)	9,651	363	—	—	10,014
Other	—	1,582	411	—	1,993

Total debt and equity instruments(e)	150,648	131,494	35,151	—	317,293
Derivative receivables:
Interest rate	2,510	1,394,382	5,586	(1,360,210)	42,268
Credit(f)	—	126,631	28,710	(146,995)	8,346
Foreign exchange	1,871	156,502	3,244	(142,031)	19,586
Equity	51	50,915	7,132	(52,575)	5,523
Commodity	93	31,573	1,095	(28,269)	4,492

Total derivative receivables(g)	4,525	1,760,003	45,767	(1,730,080)	80,215

Total trading assets	155,173	1,891,497	80,918	(1,730,080)	397,508

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	120,595	19,782	—	—	140,377
Residential — nonagency(b)	—	31,609	5	—	31,614
Commercial — nonagency(b)	—	4,836	104	—	4,940

Total mortgage-backed securities	120,595	56,227	109	—	176,931
U.S. Treasury and government agencies(a)	3,894	13,940	—	—	17,834
Obligations of U.S. states and municipalities	37	8,397	255	—	8,689
Certificates of deposit	—	2,238	—	—	2,238
Non-U.S. government debt securities	11,283	8,275	—	—	19,558
Corporate debt securities	1	55,243	—	—	55,244
Asset-backed securities:
Credit card receivables	—	9,380	—	—	9,380
Collateralized loan obligations	—	135	11,972	—	12,107
Other	—	7,391	362	—	7,753
Equity securities	2,211	1	46	—	2,258

Total available-for-sale securities	138,021	161,227	12,744	—	311,992

Loans	—	1,297	1,065	—	2,362
Mortgage servicing rights	—	—	11,853	—	11,853

Other assets:
Private equity investments(h)	78	795	7,246	—	8,119
All other	5,950	48	4,308	—	10,306

Total other assets	6,028	843	11,554	—	18,425

Total assets measured at fair value on a recurring basis(i)	$299,222	$2,089,538	$118,134	$(1,730,080)	$776,814

	Fair value hierarchy
				Netting	Total
June 30, 2010 (in millions)	Level 1(j)	Level 2(j)	Level 3(j)	adjustments	fair value

Deposits	$—	$4,006	$884	$—	$4,890
Federal funds purchased and securities loaned or sold under repurchase agreements	—	6,013	—	—	6,013
Other borrowed funds	—	7,112	291	—	7,403

Trading liabilities:
Debt and equity instruments(e)	55,672	19,069	4	—	74,745
Derivative payables:
Interest rate	2,361	1,355,358	2,539	(1,340,217)	20,041
Credit(f)	—	130,026	18,924	(144,630)	4,320
Foreign exchange	1,956	166,748	3,193	(147,705)	24,192
Equity	41	46,556	8,782	(46,847)	8,532
Commodity	149	30,998	1,512	(29,607)	3,052

Total derivative payables(g)	4,507	1,729,686	34,950	(1,709,006)	60,137

Total trading liabilities	60,179	1,748,755	34,954	(1,709,006)	134,882

Accounts payable and other liabilities	—	1	449	—	450
Beneficial interests issued by consolidated VIEs	—	665	1,392	—	2,057
Long-term debt	—	26,166	15,762	—	41,928

Total liabilities measured at fair value on a recurring basis	$60,179	$1,792,718	$53,732	$(1,709,006)	$197,623

	Fair value hierarchy
				Netting	Total
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Federal funds sold and securities purchased under resale agreements	$—	$20,536	$—	$—	$20,536
Securities borrowed	—	7,032	—	—	7,032
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	33,092	8,373	260	—	41,725
Residential — nonagency(b)	—	2,284	1,115	—	3,399
Commercial — nonagency(b)	—	537	1,770	—	2,307

Total mortgage-backed securities	33,092	11,194	3,145	—	47,431
U.S. Treasury and government agencies(a)	13,701	9,559	—	—	23,260
Obligations of U.S. states and municipalities	—	5,681	1,971	—	7,652
Certificates of deposit, bankers’ acceptances and commercial paper	—	5,419	—	—	5,419
Non-U.S. government debt securities	25,684	32,487	734	—	58,905
Corporate debt securities	—	48,754	5,241	—	53,995
Loans(c)	—	18,330	13,218	—	31,548
Asset-backed securities	—	1,428	7,975	—	9,403

Total debt instruments	72,477	132,852	32,284	—	237,613
Equity securities	75,053	3,450	1,956	—	80,459
Physical commodities(d)	9,450	586	—	—	10,036
Other	—	1,884	926	—	2,810

Total debt and equity instruments(e)	156,980	138,772	35,166	—	330,918

Derivative receivables(g)	2,344	1,516,490	46,684	(1,485,308)	80,210

Total trading assets	159,324	1,655,262	81,850	(1,485,308)	411,128

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	158,957	8,941	—	—	167,898
Residential — nonagency(b)	—	14,773	25	—	14,798
Commercial — nonagency(b)	—	4,590	—	—	4,590

Total mortgage-backed securities	158,957	28,304	25	—	187,286
U.S. Treasury and government agencies(a)	405	29,592	—	—	29,997
Obligations of U.S. states and municipalities	—	6,188	349	—	6,537
Certificates of deposit	—	2,650	—	—	2,650
Non-U.S. government debt securities	5,506	18,997	—	—	24,503
Corporate debt securities	1	62,007	—	—	62,008
Asset-backed securities:
Credit card receivables	—	25,742	—	—	25,742
Collateralized loan obligations	—	5	12,144	—	12,149
Other	—	6,206	588	—	6,794
Equity securities	2,466	146	87	—	2,699

Total available-for-sale securities	167,335	179,837	13,193	—	360,365

Loans	—	374	990	—	1,364
Mortgage servicing rights	—	—	15,531	—	15,531
Other assets:
Private equity investments(h)	165	597	6,563	—	7,325
All other(k)	7,241	90	9,521	—	16,852

Total other assets	7,406	687	16,084	—	24,177

Total assets measured at fair value on a recurring basis(i)	$334,065	$1,863,728	$127,648	$(1,485,308)	$840,133

	Fair value hierarchy
				Netting	Total
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Deposits	$—	$3,979	$476	$—	$4,455
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,396	—	—	3,396
Other borrowed funds	—	5,095	542	—	5,637
Trading liabilities:
Debt and equity instruments(e)	50,577	14,359	10	—	64,946
Derivative payables(f)(g)	2,038	1,481,813	35,332	(1,459,058)	60,125

Total trading liabilities	52,615	1,496,172	35,342	(1,459,058)	125,071

Accounts payable and other liabilities	—	2	355	—	357
Beneficial interests issued by consolidated VIEs	—	785	625	—	1,410
Long-term debt	—	30,685	18,287	—	48,972

Total liabilities measured at fair value on a recurring basis	$52,615	$1,540,114	$55,627	$(1,459,058)	$189,298

(a)	Includes total U.S. government-sponsored enterprise obligations of $144.3 billion and $195.8 billion at June 30, 2010, and December 31, 2009, respectively, which were predominantly mortgage-related.

(b)	For further discussion of residential and commercial mortgage-backed securities (“MBS”), see the “Mortgage-related exposures carried at fair value” section of Note 3 on pages 161-162 of JPMorgan Chase’s 2009 Annual Report.

(c)	Included within trading loans at June 30, 2010, and December 31, 2009, respectively, are $20.1 billion and $20.7 billion of residential first-lien mortgages and $3.8 billion and $2.7 billion of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $10.6 billion and $11.1 billion, respectively, and reverse mortgages of $3.9 billion and $4.5 billion, respectively. For further discussion of residential and commercial loans carried at fair value or the lower of cost or fair value, see the “Mortgage-related exposures carried at fair value” section of Note 3 on pages 161-162 of JPMorgan Chase’s 2009 Annual Report.

(d)	Physical commodities inventories are generally accounted for at the lower of cost or fair value.

(e)	Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures (“CUSIPs”).

(f)	The level 3 amounts for derivative receivables and derivative payables related to credit primarily include structured credit derivative instruments. For further information on the classification of instruments within the valuation hierarchy, see Note 3 on pages 148-152 of JPMorgan Chase’s 2009 Annual Report.

(g)	As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $19.0 billion and $16.0 billion at June 30, 2010, and December 31, 2009, respectively, exclusive of the netting benefit associated with cash collateral which would further reduce the level 3 balances.

(h)	Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $9.7 billion and $8.8 billion at June 30, 2010, and December 31, 2009, respectively.

(i)	At June 30, 2010, and December 31, 2009, balances included investments valued at net asset value of $13.2 billion and $16.8 billion, respectively, of which $7.0 billion and $9.0 billion, respectively, were classified in level 1, $2.1 billion and $3.2 billion, respectively, in level 2 and $4.1 billion and $4.6 billion in level 3.

(j)	In the three and six months ended June 30, 2010, the transfers between levels 1, 2 and 3 were not significant.

(k)	Includes assets within accrued interest receivable and other assets at December 31, 2009.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the balance sheet amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2010 and 2009. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
						Change in unrealized
		Total	Purchases,	Transfers		gains/(losses)
Three months ended	Fair value,	realized/	issuances	into and/or	Fair value,	related to financial
June 30, 2010	April 1,	unrealized	settlements,	out of	June 30,	instruments held
(in millions)	2010	gains/(losses)	net	level 3(f)	2010	at June 30, 2010

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$215	$19	$(55)	$(3)	$176	$—
Residential — nonagency(a)	841	61	(36)	(62)	804	56
Commercial — nonagency(a)	1,673	80	(11)	(3)	1,739	66

Total mortgage-backed securities	2,729	160	(102)	(68)	2,719	122
Obligations of U.S. states and municipalities	1,975	15	18	—	2,008	1
Non-U.S. government debt securities	713	(43)	(62)	—	608	(43)
Corporate debt securities	4,947	(53)	(177)	(166)	4,551	(34)
Loans	15,776	41	(943)	15	14,889	49
Asset-backed securities	8,078	(185)	310	(60)	8,143	(177)

Total debt instruments	34,218	(65)	(956)	(279)	32,918	(82)
Equity securities	1,716	101	1	4	1,822	154
Other	425	19	(33)	—	411	29

Total debt and equity instruments	36,359	55 (b)	(988)	(275)	35,151	101 (b)

Derivative receivables:
Interest rate	2,464	1,021	(534)	96	3,047	911
Credit	9,186	2,003	(1,410)	7	9,786	2,349
Foreign exchange	329	(513)	236	(1)	51	(452)
Equity	(1,291)	(333)	46	(72)	(1,650)	(172)
Commodity	(281)	(241)	70	35	(417)	(288)

Derivative receivables, net of derivative liabilities	10,407	1,937 (b)	(1,592)	65	10,817	2,348 (b)

Available-for-sale securities:
Asset-backed securities	12,571	(39)	(198)	—	12,334	(51)
Other	363	10	(67)	104	410	(2)

Total available-for-sale securities	12,934	(29) (c)	(265)	104	12,744	(53) (c)

Loans	1,140	(12) (b)	(79)	16	1,065	(32) (b)
Mortgage servicing rights	15,531	(3,584) (d)	(94)	—	11,853	(3,584) (d)
Other assets:
Private equity investments	6,385	(12) (b)	992	(119)	7,246	(19) (b)
All other	4,352	(40) (e)	80	(84)	4,308	(20) (e)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		(gains)/losses
Three months ended	Fair value,	realized/		issuances	into and/or	Fair value,	related to financial
June 30, 2010	April 1,	unrealized		settlements,	out of	June 30,	instruments held
(in millions)	2010	(gains)/losses		net	level 3(f)	2010	at June 30, 2010

Liabilities(g):
Deposits	$440	$15	(b)	$95	$334	$884	$10	(b)
Other borrowed funds	452	(48)	(b)	(103)	(10)	291	(37)	(b)
Trading liabilities:
Debt and equity instruments	32	2	(b)	(30)	—	4	—	(b)
Accounts payable and other liabilities	328	(17)	(b)	138	—	449	(5)	(b)
Beneficial interests issued by consolidated VIEs	1,817	(26)	(b)	(399)	—	1,392	(68)	(b)
Long-term debt	17,518	(632)	(b)	(1,219)	95	15,762	(365)	(b)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total			Transfers		gains/(losses)
Three months ended	Fair value,	realized/		Purchases,	into and/or	Fair value,	related to financial
June 30, 2009	April 1,	unrealized		issuances	out of	June 30,	instruments held
(in millions)	2009	gains/(losses)		settlements, net	level 3(f)	2009	at June 30, 2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$288	$(23)		$(10)	$2	$257	$(23)
Residential — nonagency(a)	2,469	(183)		563	(17)	2,832	(197)
Commercial — nonagency (a)	1,890	(11)		(29)	—	1,850	(48)

Total mortgage-backed securities	4,647	(217)		524	(15)	4,939	(268)
Obligations of U.S. states and municipalities	2,482	32		(98)	—	2,416	(8)
Non-U.S. government debt securities	737	21		(32)	—	726	4
Corporate debt securities	6,144	(21)		(752)	111	5,482	(44)
Loans	16,046	362		(866)	(334)	15,208	351
Asset-backed securities	6,488	887		490	(182)	7,683	828

Total debt instruments	36,544	1,064		(734)	(420)	36,454	863
Equity securities	963	29		(98)	615	1,509	17
Other	1,200	(20)		47	42	1,269	(9)

Total debt and equity instruments	38,707	1,073	(b)	(785)	237	39,232	871	(b)
Derivative receivables, net of derivative liabilities	19,148	(5,707	)(b)	759	4,148	18,348	(3,932	)(b)
Available-for-sale securities:
Asset-backed securities	11,078	767		89	—	11,934	767
Other	1,385	(60)		346	6	1,677	50

Total available-for-sale securities	12,463	707	(c)	435	6	13,611	817	(c)

Loans	2,987	(73	)(b)	(1,112)	(46)	1,756	(116	)(b)
Mortgage servicing rights	10,634	3,831	(d)	135	—	14,600	3,831	(d)
Other assets:
Private equity investments	6,245	(135	)(b)	20	(1)	6,129	(145	)(b)
All other(h)	7,704	(304	)(e)	1,829	(301)	8,928	(308	)(e)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total			Transfers		(gains)/losses related
Three months ended	Fair value,	realized/		Purchases,	into and/or	Fair value,	to financial
June 30, 2009	April 1,	unrealized		issuances	out of	June 30,	instruments held
(in millions)	2009	(gains)/losses		settlements, net	level 3(f)	2009	at June 30, 2009

Liabilities(g):
Deposits	$928	$9	(b)	$(310)	$—	$627	$9	(b)
Other borrowed funds	47	9	(b)	40	38	134	8	(b)
Trading liabilities:
Debt and equity instruments	257	(4	)(b)	(200)	—	53	(9	)(b)
Accounts payable and other liabilities	6	(2	)(b)	433	—	437	(4	)(b)
Beneficial interests issued by consolidated VIEs	502	161	(b)	(482)	879	1,060	160	(b)
Long-term debt	16,657	883	(b)	(1,233)	1,166	17,473	1,077	(b)

	Fair value measurements using significant unobservable inputs
						Change in unrealized
		Total	Purchases,	Transfers		gains/(losses) related
Six months ended	Fair value,	realized/	issuances	into and/or	Fair value,	to financial
June 30, 2010	January 1,	unrealized	settlements,	out of	June 30,	instruments held
(in millions)	2010	gains/(losses)	net	level 3(f)	2010	at June 30, 2010

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$260	$24	$(105)	$(3)	$176	$(10)
Residential — nonagency(a)	1,115	77	(340)	(48)	804	44
Commercial — nonagency(a)	1,770	116	(144)	(3)	1,739	30

Total mortgage-backed securities	3,145	217	(589)	(54)	2,719	64
Obligations of U.S. states and municipalities	1,971	(27)	(78)	142	2,008	(42)
Non-U.S. government debt securities	734	(90)	(36)	—	608	(18)
Corporate debt securities	5,241	(331)	(467)	108	4,551	(5)
Loans	13,218	(290)	2,043	(82)	14,889	(358)
Asset-backed securities	7,975	(89)	241	16	8,143	(233)

Total debt instruments	32,284	(610)	1,114	130	32,918	(592)
Equity securities	1,956	81	(231)	16	1,822	213
Other	926	40	(633)	78	411	35

Total debt and equity instruments	35,166	(489) (b)	250	224	35,151	(344)	(b)

Derivative receivables:
Interest rate	2,040	1,441	(575)	141	3,047	671
Credit	10,350	1,399	(1,961)	(2)	9,786	1,669
Foreign exchange	1,082	(893)	156	(294)	51	(861)
Equity	(1,791)	(70)	(18)	229	(1,650)	76
Commodity	(329)	(652)	472	92	(417)	(267)

Derivative receivables, net of derivative liabilities	11,352	1,225 (b)	(1,926)	166	10,817	1,288	(b)

Available-for-sale securities:
Asset-backed securities	12,732	(105)	(293)	—	12,334	(96)
Other	461	(67)	(89)	105	410	(95)

Total available-for-sale securities	13,193	(172) (c)	(382)	105	12,744	(191	)(c)

Loans	990	(11) (b)	78	8	1,065	(48)	(b)
Mortgage servicing rights	15,531	(3,680) (d)	2	—	11,853	(3,680)	(d)
Other assets:
Private equity investments	6,563	136 (b)	931	(384)	7,246	11	(b)
All other	9,521	(58) (e)	(5,060)	(95)	4,308	(111)	(e)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		(gains)/losses related
Six months ended	Fair value,	realized/		issuances	into and/or	Fair value,	to financial
June 30, 2010	January 1,	unrealized		settlements,	out of	June 30,	instruments held
(in millions)	2010	(gains)/losses		net	level 3(f)	2010	at June 30, 2010

Liabilities(g):
Deposits	$476	$5	(b)	$94	$309	$884	$(32)	(b)
Other borrowed funds	542	(100)	(b)	92	(243)	291	(110)	(b)
Trading liabilities:
Debt and equity instruments	10	4	(b)	(33)	23	4	1	(b)
Accounts payable and other liabilities	355	(40)	(b)	134	—	449	(13)	(b)
Beneficial interests issued by consolidated VIEs	625	(33)	(b)	800	—	1,392	(105)	(b)
Long-term debt	18,287	(1,035)	(b)	(1,887)	397	15,762	(513)	(b)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		gains/(losses)
Six months ended	Fair value,	realized/		issuances	into and/or	Fair value,	related to financial
June 30, 2009	January 1,	unrealized		settlements,	out of	June 30,	instruments held
(in millions)	2009	gains/(losses)		net	level 3(f)	2009	at June 30, 2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$163	$(35)		$56	$73	$257	$(34)
Residential — nonagency(a)	3,339	(548)		567	(526)	2,832	(590)
Commercial — nonagency (a)	2,487	(241)		(245)	(151)	1,850	(97)

Total mortgage-backed securities	5,989	(824)		378	(604)	4,939	(721)
Obligations of U.S. states and municipalities	2,641	53		(278)	—	2,416	(25)
Non-U.S. government debt securities	707	25		(40)	34	726	2
Corporate debt securities	5,280	(164)		(3,102)	3,468	5,482	(88)
Loans	17,091	(1,188)		(954)	259	15,208	(1,117)
Asset-backed securities	7,106	669		128	(220)	7,683	574

Total debt instruments	38,814	(1,429)		(3,868)	2,937	36,454	(1,375)
Equity securities	1,380	(247)		(359)	735	1,509	(171)
Other	1,226	(107)		94	56	1,269	80

Total debt and equity instruments	41,420	(1,783	)(b)	(4,133)	3,728	39,232	(1,466	)(b)
Derivative receivables, net of derivative liabilities	9,507	(4,938	)(b)	(2,233)	16,012	18,348	(4,870	)(b)
Available-for-sale securities:
Asset-backed securities	11,447	(138)		450	175	11,934	(331)
Other	944	(60)		247	546	1,677	50

Total available-for-sale securities	12,391	(198	)(c)	697	721	13,611	(281	)(c)

Loans	2,667	(478	)(b)	(1,309)	876	1,756	(433	)(b)
Mortgage servicing rights	9,403	5,141	(d)	56	—	14,600	5,141	(d)
Other assets:
Private equity investments	6,369	(473	)(b)	163	70	6,129	(459	)(b)
All other(h)	8,114	(651	)(e)	1,806	(341)	8,928	(655	)(e)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		(gains)/losses
Six months ended	Fair value,	realized/		issuances	into and/or	Fair value,	related to financial
June 30, 2009	January 1,	unrealized		settlements,	out of	June 30,	instruments held
(in millions)	2009	(gains)/losses		net	level 3(f)	2009	at June 30, 2009

Liabilities(g):
Deposits	$1,235	$23	(b)	$(693)	$62	$627	$36	(b)
Other borrowed funds	101	(86	)(b)	76	43	134	5	(b)
Trading liabilities:
Debt and equity instruments	288	58	(b)	(290)	(3)	53	(2	)(b)
Accounts payable and other liabilities	—	(4	)(b)	441	—	437	(4	)(b)
Beneficial interests issued by consolidated VIEs	—	161	(b)	20	879	1,060	160	(b)
Long-term debt	16,548	41	(b)	(2,551)	3,435	17,473	464	(b)

(a)	For further discussion of residential and commercial MBS, see the “Mortgage-related exposures carried at fair value” section of Note 3 on pages 161-162 of JPMorgan Chase’s 2009 Annual Report.

(b)	Predominantly reported in principal transactions revenue, except for changes in fair value for Retail Financial Services (“RFS”) mortgage loans originated with the intent to sell, which are reported in mortgage fees and related income.

(c)	Realized gains and losses on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment (“OTTI”) losses that are recorded in earnings, are reported in securities gains. Unrealized gains and losses are reported in other comprehensive income.

(d)	Changes in fair value for RFS mortgage servicing rights are reported in mortgage fees and related income.

(e)	Predominantly reported in other income.

(f)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.

(g)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 27% and 29% at June 30, 2010, and December 31, 2009, respectively.

(h)	Includes assets within accrued interest receivable and other assets at June 30, 2009.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the Consolidated Balance Sheets by caption and level within the valuation hierarchy as of June 30, 2010, and December 31, 2009, for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value hierarchy
June 30, 2010(in millions)	Level 1(d)	Level 2(d)	Level 3(d)	Total fair value

Loans retained(a)	$—	$4,207	$946	$5,153
Loans held-for-sale(b)	—	607	437	1,044

Total loans	—	4,814	1,383	6,197
Other real estate owned	—	36	353	389
Other assets	—	—	1	1

Total other assets	—	36	354	390

Total assets at fair value on a nonrecurring basis	$—	$4,850	$1,737	$6,587

Accounts payable and other liabilities(c)	$—	$82	$16	$98

Total liabilities at fair value on a nonrecurring basis	$—	$82	$16	$98

	Fair value hierarchy
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans retained(a)	$—	$4,544	$1,137	$5,681
Loans held-for-sale(b)	—	601	1,029	1,630

Total loans	—	5,145	2,166	7,311
Other real estate owned	—	307	387	694
Other assets	—	—	184	184

Total other assets	—	307	571	878

Total assets at fair value on a nonrecurring basis	$—	$5,452	$2,737	$8,189

Accounts payable and other liabilities(c)	$—	$87	$39	$126

Total liabilities at fair value on a nonrecurring basis	$—	$87	$39	$126

(a)	Reflects mortgage, home equity and other loans where the carrying value is based on the fair value of the underlying collateral.

(b)	Predominantly includes leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(c)	Represents, at June 30, 2010, and December 31, 2009, fair value adjustments associated with $501 million and $648 million, respectively, of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio.

(d)	In the three and six months ended June 30, 2010, the transfers between levels 1, 2 and 3 were not significant.
The method used to estimate the fair value of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), depends on the type of collateral (e.g., securities, real estate, and nonfinancial assets). Fair value of the collateral is estimated based on quoted market prices, broker quotes or independent appraisals, or by using a DCF model. For further information, see Note 14 on pages 150-151 of this Form 10-Q.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, related to financial instruments held at those dates.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Loans retained	$(978)	$(1,008)	$(2,052)	$(1,622)
Loans held-for-sale	(3)	(339)	65	(705)

Total loans	(981)	(1,347)	(1,987)	(2,327)

Other assets	11	(154)	29	(250)
Accounts payable and other liabilities	—	16	5	47

Total nonrecurring fair value gains/(losses)	$(970)	$(1,485)	$(1,953)	$(2,530)

Level 3 analysis
Level 3 assets at June 30, 2010, principally include derivative receivables, mortgage servicing rights (“MSRs”), trading loans, and collateralized loan obligations (“CLOs”) held within the available-for-sale securities portfolio. For further discussion of JPMorgan Chase’s valuation methodologies for assets and liabilities measured at fair value, see Note 3 on pages 148-165 of JPMorgan Chase’s 2009 Annual Report.
•	Derivative receivables included $45.8 billion of interest rate, credit, foreign exchange, equity and commodity contracts classified within level 3 at June 30, 2010. Included within this balance were $21.3 billion of structured credit derivatives with corporate debt underlying. In assessing the Firm’s risk exposure to structured credit derivatives, the Firm believes consideration should also be given to derivative liabilities with similar, and therefore, offsetting risk profiles. At June 30, 2010, there were $12.1 billion of level 3 derivative liabilities with risk characteristics similar to those of the derivative receivable assets that were classified in level 3. Both derivative receivables and payables are modeled and valued the same way with the same parameters and inputs. In addition, the counterparty credit risk and market risk exposure of all level 3 derivatives is partially hedged with instruments, for which the inputs are largely observable, that are largely liquid, and that are classified within level 2 of the valuation hierarchy.

•	Mortgage servicing rights represent the fair value of future cash flows for performing specified mortgage servicing activities for others (predominantly with respect to residential mortgage loans). For a further description of the MSR asset, interest rate risk management and the valuation methodology used for MSRs, including valuation assumptions and sensitivities, see Note 16 on pages 164-167 of this Form 10-Q and Note 17 on pages 214-217 of JPMorgan Chase’s 2009 Annual Report.

•	CLOs of $12.0 billion are securities backed by corporate loans, and they are held in the Firm’s AFS securities portfolio. For these securities, external pricing information is not available. They are therefore valued using market-standard models to model the specific collateral composition and cash flow structure of each deal; key inputs to the model are market spread data for each credit rating, collateral type and other relevant contractual features. Substantially all of these securities are rated “AAA,” “AA” and “A” and have an average credit enhancement of 29%. Credit enhancement in CLOs is primarily in the form of overcollateralization, which is the excess of the par amount of collateral over the par amount of the securities. For further discussion, see Note 11 on pages 139-144 of this Form 10-Q.

•	Trading loans principally include $6.5 billion of commercial mortgage loans and nonagency residential mortgage whole loans held in the Investment Bank (“IB”) for which there is limited price transparency; and $3.9 billion of reverse mortgages for which the principal risk sensitivities are mortality risk and home prices. The fair value of the commercial and residential mortgage loans is estimated by projecting expected cash flows, considering relevant borrower-specific and market factors, and discounting those cash flows at a rate reflecting current market liquidity. Loans are partially hedged by level 2 instruments, including credit default swaps and interest rate derivatives, which are observable and liquid.
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 6% of total Firm assets at June 30, 2010. The following describes significant changes to level 3 assets during the quarter.
For the three months ended June 30, 2010
Level 3 assets were $119.9 billion at June 30, 2010, reflecting a decrease of $2.0 billion from the first quarter. The decrease is mainly due to:
•	$3.7 billion decrease in MSRs. For a further discussion of the change, refer to Note 16 on pages 164-167 of this Form 10-Q.
•	$887 million decrease in trading loans driven by loans securitizations and loan sales; and
•	$2.0 billion increase in derivative receivables, predominantly due to widening of credit spreads.
For the six months ended June 30, 2010
Level 3 assets decreased by $10.5 billion in the first six months of 2010, due to the following:
•	$3.7 billion decrease in MSRs. For a further discussion of the change, refer to Note 16 on pages 164-167 of this Form 10-Q.
•	A net decrease of $3.5 billion due to the adoption of new consolidation guidance related to VIEs. As a result of the adoption of the new guidance, there was a decrease of $5.0 billion in accrued interest and accounts receivable related to retained securitization interests in Firm-sponsored credit card securitization trusts that were eliminated upon consolidation, partially offset by an increase of $1.5 billion in trading debt and equity instruments; and
•	$917 million decrease in derivative receivables due to changes in credit spreads.

Gains and Losses
Included in the tables for the three months ended June 30, 2010
•	$1.9 billion of net gains on derivatives, primarily related to the widening of credit spreads
•	$632 million in gains related to long-term structured note liabilities, primarily due to volatility in the equity markets
•	$3.6 billion of losses on MSRs
Included in the tables for the three months ended June 30, 2009
•	$3.8 billion in gains on MSRs
•	$1.1 billion in gains on trading-debt and equity instruments, primarily from certain asset-backed securities
•	$5.7 billion of net losses on derivatives primarily related to changes in credit spreads
•	$883 million of losses related to long-term structured note liabilities, primarily due to volatility in the equity markets
Included in the tables for the six months ended June 30, 2010
•	$3.7 billion of losses on MSRs
•	$1.2 billion of gains in net derivatives receivables
•	$1.0 billion of gains related to long-term structured note liabilities primarily due to volatility in the equity markets
Included in the tables for the six months ended June 30, 2009
•	$5.1 billion of gains on MSRs
•	$4.9 billion of net losses on derivatives, primarily related to changes in credit spreads and changes in interest rates
•	$2.5 billion of losses on trading debt and equity instruments, primarily related to residential and commercial loans and mortgage-backed securities and principally driven by markdowns and sales; these losses were partially offset by $669 million in gains on certain asset-backed securities
•	$850 million of losses on leveraged loans, which are primarily classified as held-for-sale and measured at the lower of cost or fair value and therefore included in nonrecurring fair value assets
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
The following table provides the credit adjustments, excluding the effect of any hedging activity, reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	June 30, 2010	December 31, 2009

Derivative receivables balance	$80,215	$80,210
Derivatives CVA(a)	(4,611)	(3,697)
Derivative payables balance	60,137	60,125
Derivatives DVA	(1,132)	(841	)(d)
Structured notes balance(b)(c)	54,221	59,064
Structured notes DVA	(1,381)	(685	)(d)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by credit portfolio and other lines of business within IB.

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, based on the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 125-127 of this Form 10-Q.

(d)	The prior period has been revised.

The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Credit adjustments:
Derivative CVA(a)	$(1,070)	$3,522	$(914)	$4,399
Derivative DVA	397	(793)	291	(379)
Structured note DVA(b)	588	(1,099)	696	(461)

(a)	Derivatives CVA, gross of hedges, includes results managed by credit portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 125-127 of this Form 10-Q.
Additional disclosures about the fair value of financial instruments (including financial instruments not carried at fair value)
U.S. GAAP requires disclosure of the estimated fair value of certain financial instruments, and the methods and significant assumptions used to estimate their fair value. Financial instruments within the scope of these disclosure requirements are included in the following table. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the scope. Accordingly, the fair value disclosures provided in the following table include only a partial estimate of the fair value of JPMorgan Chase. For example, the Firm has developed long-term relationships with its customers through its deposit base and credit card accounts, commonly referred to as core deposit intangibles and credit card relationships. In the opinion of management, these items, in the aggregate, add significant value to JPMorgan Chase, but their fair value is not disclosed in this Note.
Financial instruments for which carrying value approximates fair value
Certain financial instruments that are not carried at fair value on the Consolidated Balance Sheets are carried at amounts that approximate fair value, due to their short-term nature and generally negligible credit risk. These instruments include cash and due from banks; deposits with banks, federal funds sold; securities purchased under resale agreements and securities borrowed with short-dated maturities; short-term receivables and accrued interest receivable; commercial paper; federal funds purchased; securities loaned and sold under repurchase agreements with short-dated maturities; other borrowed funds (excluding advances from Federal Home Loan Banks (“FHLBs”); accounts payable; and accrued liabilities. In addition, U.S. GAAP requires that the fair value for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value; recognition of the inherent funding value of these instruments is not permitted.

The following table presents the carrying value and estimated fair value of financial assets and liabilities.

	June 30, 2010			December 31, 2009
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
(in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$72.2	$72.2	$—	$89.4	$89.4	$—
Accrued interest and accounts receivable (included zero and $5.0 at fair value at June 30, 2010, and December 31, 2009, respectively)	61.3	61.3	—	67.4	67.4	—
Federal funds sold and securities purchased under resale agreements (included $22.8 and $20.5 at fair value at June 30, 2010, and December 31, 2009, respectively)	199.0	199.0	—	195.4	195.4	—
Securities borrowed (included $11.9 and $7.0 at fair value at June 30, 2010, and December 31, 2009, respectively)	122.3	122.3	—	119.6	119.6	—
Trading assets	397.5	397.5	—	411.1	411.1	—
Securities (included $312.0 and $360.4 at fair value at June 30, 2010, and December 31, 2009, respectively)	312.0	312.0	—	360.4	360.4	—
Loans (included $2.4 and $1.4 at fair value at June 30, 2010, and December 31, 2009, respectively)(a)	663.6	663.3	(0.3)	601.9	598.3	(3.6)
Mortgage servicing rights at fair value	11.9	11.9	—	15.5	15.5	—
Other (included $18.4 and $19.2 at fair value at June 30, 2010, and December 31, 2009, respectively)	70.7	70.6	(0.1)	73.4	73.2	(0.2)

Total financial assets	$1,910.5	$1,910.1	$(0.4)	$1,934.1	$1,930.3	$(3.8)

Financial liabilities
Deposits (included $4.9 and $4.5 at fair value at June 30, 2010, and December 31, 2009, respectively)	$887.8	$888.9	$(1.1)	$938.4	$939.5	$(1.1)
Federal funds purchased and securities loaned or sold under repurchase agreements (included $6.0 and $3.4 at fair value at June 30, 2010, and December 31, 2009, respectively)	237.5	237.5	—	261.4	261.4	—
Commercial paper	41.1	41.1	—	41.8	41.8	—
Other borrowed funds (included $7.4 and $5.6 at fair value at June 30, 2010, and December 31, 2009, respectively)	44.4	44.4	—	55.7	55.9	(0.2)
Trading liabilities	134.9	134.9	—	125.1	125.1	—
Accounts payable and other liabilities (included $0.5 and $0.4 at fair value at June 30, 2010, and December 31, 2009, respectively)	131.6	131.6	—	136.8	136.8	—
Beneficial interests issued by consolidated VIEs (included $2.1 and $1.4 at fair value at June 30, 2010, and December 31, 2009, respectively)	88.1	88.7	(0.6)	15.2	15.2	—
Long-term debt and junior subordinated deferrable interest debentures (included $41.9 and $49.0 at fair value at June 30, 2010, and December 31, 2009, respectively)	248.6	247.8	0.8	266.3	268.4	(2.1)

Total financial liabilities	$1,814.0	$1,814.9	$(0.9)	$1,840.7	$1,844.1	$(3.4)

Net (depreciation)/appreciation			$(1.3)			$(7.2)

(a)	Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, customer rate and contractual fees) and key inputs including expected lifetime credit losses, interest rates, prepayment rates and primary origination or secondary market spreads. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments see Note 3 on pages 148-152 of JPMorgan Chase’s 2009 Annual Report.

The majority of the Firm’s unfunded lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in billions)	value(a)	fair value	value(a)	fair value

Wholesale lending-related commitments	$0.9	$1.9	$0.9	$1.3

(a)	Represents the allowance for wholesale unfunded lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset, each recognized at fair value at the inception of guarantees.
The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower prior notice or, in some cases, without notice as permitted by law. For a further discussion of the valuation of lending-related commitments, see Note 3 on pages 149-150 of JPMorgan Chase’s 2009 Annual Report.
Trading assets and liabilities – average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Trading assets — debt and equity instruments(a)	$340,612	$308,951	$336,212	$311,883
Trading assets — derivative receivables	79,409	114,096	79,048	128,092
Trading liabilities — debt and equity instruments(a)(b)	77,492	54,587	74,205	54,726
Trading liabilities — derivative payables	62,547	78,155	60,809	86,503

(a)	Balances reflect the reduction of securities owned (long positions) by the amount of securities sold, but not yet purchased (short positions) when the long and short positions have identical CUSIPs.

(b)	Primarily represent securities sold, not yet purchased.

NOTE 4 — FAIR VALUE OPTION
For a discussion of the primary financial instruments for which fair value elections have been made, including the determination of instrument-specific credit risk for these items and the basis for those elections, see Note 4 on pages 165-167 of JPMorgan Chase’s 2009 Annual Report.
2010 Elections
In connection with the adoption of the new consolidation guidance related to VIEs, effective January 1, 2010, the fair value option was elected for long-term beneficial interests related to securitization trusts within IB that were consolidated where the underlying assets are carried at fair value.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2010				2009
				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value
(in millions)	transactions	income		recorded	transactions	income		recorded

Federal funds sold and securities purchased under resale agreements	$261	$—		$261	$(269)	$—		$(269)
Securities borrowed	27	—		27	(12)	—		(12)
Trading assets:
Debt and equity instruments, excluding loans	40	(12	)(c)	28	244	22	(c)	266
Loans reported as trading assets:
Changes in instrument-specific credit risk	389	28	(c)	417	8	(115	)(c)	(107)
Other changes in fair value	(299)	1,217	(c)	918	977	495	(c)	1,472
Loans:
Changes in instrument-specific credit risk	32	—		32	124	—		124
Other changes in fair value	(44)	—		(44)	(19)	—		(19)
Other assets	—	(49	)(d)	(49)	—	(187	)(d)	(187)
Deposits(a)	(103)	—		(103)	(21)	—		(21)
Federal funds purchased and securities loaned or sold under repurchase agreements	(56)	—		(56)	61	—		61
Other borrowed funds(a)	838	—		838	(180)	—		(180)
Trading liabilities	—	—		—	(13)	—		(13)
Beneficial interests issued by consolidated VIEs	(14)	—		(14)	(139)	—		(139)
Other liabilities	(19)	14	(d)	(5)	5	—		5
Long-term debt:
Changes in instrument-specific credit risk(a)	534	—		534	(1,038)	—		(1,038)
Other changes in fair value(b)	1,332	—		1,332	(2,978)	—		(2,978)

	Six months ended June 30,
	2010				2009
				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value
(in millions)	transactions	income		recorded	transactions	income		recorded

Federal funds sold and securities purchased under resale agreements	$280	$—		$280	$(495)	$—		$(495)
Securities borrowed	39	—		39	(19)	—		(19)
Trading assets:
Debt and equity instruments, excluding loans	196	(11	)(c)	185	304	19	(c)	323
Loans reported as trading assets:
Changes in instrument-specific credit risk	798	22	(c)	820	(472)	(165	)(c)	(637)
Other changes in fair value	(683)	1,972	(c)	1,289	712	1,432	(c)	2,144
Loans:
Changes in instrument-specific credit risk	79	—		79	(329)	—		(329)
Other changes in fair value	(71)	—		(71)	(126)	—		(126)
Other assets	—	(102	)(d)	(102)	—	(588	)(d)	(588)
Deposits(a)	(292)	—		(292)	(186)	—		(186)
Federal funds purchased and securities loaned or sold under repurchase agreements	(65)	—		(65)	94	—		94
Other borrowed funds(a)	912	—		912	(146)	—		(146)
Trading liabilities	(3)	—		(3)	(15)	—		(15)
Beneficial interests issued by consolidated VIEs	32	—		32	(124)	—		(124)
Other liabilities	4	14	(d)	18	4	—		4
Long-term debt:
Changes in instrument-specific credit risk(a)	585	—		585	(394)	—		(394)
Other changes in fair value(b)	1,558	—		1,558	(1,771)	—		(1,771)

(a)	Total changes in instrument-specific credit risk related to structured notes were $588 million and $(1.1) billion for the three months ended June 30, 2010 and 2009, respectively, and $696 million and $(461) million for the six months ended June 30, 2010 and 2009, respectively. Those totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)	Structured notes are debt instruments with embedded derivatives that are tailored to meet a client’s need for derivative risk in funded form. The embedded derivative is the primary driver of risk. Although the risk associated with the structured notes is actively managed, the gains reported in this table do not include the income statement impact of such risk management instruments.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2010, and December 31, 2009, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2010			December 31, 2009
			Fair value			Fair value
			over/(under)			over/(under)
	Contractual		contractual	Contractual		contractual
	principal		principal	principal		principal
(in millions)	outstanding	Fair value	outstanding	outstanding	Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—	$—	$—	$—	$—	$—
Loans	—	—	—	—	—	—
Nonaccrual loans
Loans reported as trading assets	6,240	1,834	(4,406)	7,264	2,207	(5,057)
Loans	954	94	(860)	1,126	151	(975)

Subtotal	7,194	1,928	(5,266)	8,390	2,358	(6,032)
All other performing loans
Loans reported as trading assets	35,806	29,822	(5,984)	35,095	29,341	(5,754)
Loans	3,160	2,045	(1,115)	2,147	1,000	(1,147)

Total loans	$46,160	$33,795	$(12,365)	$45,632	$32,699	$(12,933)

Long-term debt
Principal—protected debt	$21,862 (b)	$22,152	$290	$26,765 (b)	$26,378	$(387)
Nonprincipal—protected debt(a)	NA	19,776	NA	NA	22,594	NA

Total long-term debt	NA	$41,928	NA	NA	$48,972	NA

Long-term beneficial interests
Principal—protected debt	$60	$60	$—	$90	$90	$—
Nonprincipal—protected debt(a)	NA	1,997	NA	NA	1,320	NA

Total long-term beneficial interests	NA	$2,057	NA	NA	$1,410	NA

(a)	Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note.

(b)	Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.

NOTE 5 — DERIVATIVE INSTRUMENTS
For a further discussion of the Firm’s use and accounting policies regarding derivative instruments, see Note 5 on pages 167—175 of JPMorgan Chase’s 2009 Annual Report.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of June 30, 2010, and December 31, 2009.

	Notional amounts(b)
(in billions)	June 30, 2010	December 31, 2009

Interest rate contracts
Swaps	$43,448	$47,663
Futures and forwards	9,484	6,986
Written options	4,143	4,553
Purchased options	4,013	4,584

Total interest rate contracts	61,088	63,786

Credit derivatives(a)	5,352	5,994

Foreign exchange contracts
Cross-currency swaps	2,251	2,217
Spot, futures and forwards	4,166	3,578
Written options	742	685
Purchased options	730	699

Total foreign exchange contracts	7,889	7,179

Equity contracts
Swaps	97	81
Futures and forwards	41	45
Written options	575	502
Purchased options	495	449

Total equity contracts	1,208	1,077

Commodity contracts
Swaps	206	178
Spot, futures and forwards	156	113
Written options	221	201
Purchased options	216	205

Total commodity contracts	799	697

Total derivative notional amounts	$76,336	$78,733

(a)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 135—136 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivative activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following tables summarize information on derivative fair values that are reflected on the Firm’s Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.
Free-standing derivatives(a)

	Derivative receivables			Derivative payables
				Not
June 30, 2010	Not designated	Designated	Total derivative	designated	Designated	Total derivative
(in millions)	as hedges	as hedges	receivables	as hedges	as hedges	payables

Trading assets and liabilities
Interest rate	$1,395,286	$7,192	$1,402,478	$1,359,547	$711	$1,360,258
Credit	155,341	—	155,341	148,950	—	148,950
Foreign exchange(b)	159,181	2,436	161,617	171,274	623	171,897
Equity	58,098	—	58,098	55,379	—	55,379
Commodity	32,277	484	32,761	32,472	187 (d)	32,659

Gross fair value of trading assets and liabilities	$1,800,183	$10,112	$1,810,295	$1,767,622	$1,521	$1,769,143
Netting adjustment(c)			(1,730,080)			(1,709,006)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$80,215			$60,137

	Derivative receivables			Derivative payables
				Not
December 31, 2009	Not designated	Designated	Total derivative	designated	Designated	Total derivative
(in millions)	as hedges	as hedges	receivables	as hedges	as hedges	payables

Trading assets and liabilities
Interest rate	$1,148,901	$6,568	$1,155,469	$1,121,978	$427	$1,122,405
Credit	170,864	—	170,864	164,790	—	164,790
Foreign exchange(b)	141,790	2,497	144,287	137,865	353	138,218
Equity	57,871	—	57,871	58,494	—	58,494
Commodity	36,988	39	37,027	35,082	194 (d)	35,276

Gross fair value of trading assets and liabilities	$1,556,414	$9,104	$1,565,518	$1,518,209	$974	$1,519,183
Netting adjustment(c)			(1,485,308)			(1,459,058)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$80,210			$60,125

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 125—127 of this Form 10-Q and Note 4 on pages 165—167 of JPMorgan Chase’s 2009 Annual Report for further information.

(b)	Excludes $36 million of foreign currency-denominated debt designated as a net investment hedge at June 30, 2010. The Firm did not use foreign currency-denominated debt as a hedging instrument in 2009, and therefore there was no impact as of December, 31, 2009.

(c)	U.S. GAAP permits the netting of derivative receivables and payables, and the related cash collateral received and paid when a legally enforceable master netting agreement exists between the Firm and a derivative counterparty.

(d)	Excludes $1.3 billion related to separated commodity derivatives used as fair value hedging instruments that are recorded in the line item of the host contract (other borrowed funds) for both June 30, 2010, and December 31, 2009.
Derivative receivables and payables mark-to-market
The following table summarizes the fair values of derivative receivables and payables, including those designated as hedges by contract type after netting adjustments as of June 30, 2010, and December 31, 2009.

	Trading assets-Derivative receivables		Trading liabilities-Derivative payables
(in millions)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Contract type:
Interest rate(a)	$42,268	$33,733	$20,041	$19,688
Credit(a)	8,346	11,859	4,320	6,036
Foreign exchange	19,586	21,984	24,192	19,818
Equity	5,523	6,635	8,532	11,554
Commodity	4,492	5,999	3,052	3,029

Total	$80,215	$80,210	$60,137	$60,125

(a)	In the first quarter of 2010, cash collateral netting reporting was enhanced. Prior periods have been revised to conform to the current presentation. The revision resulted in an increase to interest rate derivative receivables and a corresponding decrease to credit derivative receivables of $7.0 billion, and an increase to interest rate derivative payables and a corresponding decrease to credit derivative payables of $4.5 billion as of December 31, 2009.

Impact of derivatives and hedged items on the income statement and on other comprehensive income
The following tables summarize the total pretax impact of JPMorgan Chase’s derivative-related activities on the Firm’s Consolidated Statements of Income and Other Comprehensive Income for the three and six months ended June 30, 2010 and 2009, respectively, by accounting designation.

Consolidated Statements of Income
	Derivative-related gains/(losses)
			Net	Risk
Three months ended June 30,	Fair value	Cash flow	investment	management	Trading
(in millions)	hedges(a)	hedges	hedges(b)	activities	activities(a)	Total

2010	$28	$15	$(32)	$3,712	$(1,667)	$2,056
2009	363	55	(21)	(4,624)	6,054	1,827

Consolidated Statements of Income
	Derivative-related gains/(losses)
			Net	Risk
Six months ended June 30,	Fair value	Cash flow	investment	management	Trading
(in millions)	hedges(a)	hedges	hedges(b)	activities	activities(a)	Total

2010	$93	$15	$(73)	$3,689	$556	$4,280
2009	470	142	(30)	(5,389)	10,125	5,318

Other Comprehensive Income/(loss)
	Derivative-related net changes in other comprehensive income
			Net	Risk
Three months ended June 30,	Fair value	Cash flow	investment	management	Trading
(in millions)	hedges	hedges	hedges(b)	activities	activities	Total

2010	NA	$135	$431	NA	NA	$566
2009	NA	(82)	(208)	NA	NA	(290)

Other Comprehensive Income/(loss)
	Derivative-related net changes in other comprehensive income
			Net	Risk
Six months ended June 30,	Fair value	Cash flow	investment	management	Trading
(in millions)	hedges	hedges	hedges(b)	activities	activities	Total

2010	NA	$277	$757	NA	NA	$1,034
2009	NA	168	(27)	NA	NA	141

(a)	Includes the hedge accounting impact of the hedged item for fair value hedges and includes cash instruments within trading activities.

(b)	Includes $2 million and $43 million of foreign currency transaction gain related to foreign currency-denominated debt designated as a net investment hedge for the three and six months ended June 30, 2010. The Firm did not use foreign currency-denominated debt as a hedging instrument in 2009 and therefore there was no impact for the three and six months ended June 30, 2009.

The tables that follow reflect more detailed information regarding the derivative-related income statement impact by accounting designation for the three and six months ended June 30, 2010 and 2009, respectively.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2010 and 2009, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended			Total income
June 30, 2010			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$1,345	$(1,100)	$245	$96	$149
Foreign exchange(b)	3,841	(3,865)	(24)	—	(24)
Commodity(c)	139	(332)	(193)	—	(193)

Total	$5,325	$(5,297)	$28	$96	$(68)

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended			Total income
June 30, 2009			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$(3,122)	$3,176	$54	$(190)	$244
Foreign exchange(b)	(893)	1,217	324	—	324
Commodity(c)	(39)	24	(15)	—	(15)

Total	$(4,054)	$4,417	$363	$(190)	$553

	Gains/(losses) recorded in income			Income statement impact due to:
Six months ended			Total income
June 30, 2010			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$1,977	$(1,598)	$379	$124	$255
Foreign exchange(b)	5,488	(5,522)	(34)	—	(34)
Commodity(c)	(316)	64	(252)	—	(252)

Total	$7,149	$(7,056)	$93	$124	$(31)

	Gains/(losses) recorded in income			Income statement impact due to:
Six months ended			Total income
June 30, 2009			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$(3,623)	$3,946	$323	$(484)	$807
Foreign exchange(b)	(1,594)	1,754	160	—	160
Commodity(c)	(195)	182	(13)	—	(13)

Total	$(5,412)	$5,882	$470	$(484)	$954

(a)	Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate (“LIBOR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items, due to changes in spot foreign currency rates, were recorded in principal transactions revenue.

(c)	Consists of overall fair value hedges of physical gold and base metal inventory. Gains and losses were recorded in principal transactions revenue.

(d)	Total income statement impact for fair value hedges consists of hedge ineffectiveness and any components excluded from the assessment of hedge effectiveness.

(e)	Hedge ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

(f)	Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2010 and 2009, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
		Hedge
	Derivatives —	ineffectiveness
	effective portion	recorded directly		Derivatives —	Total change
Three months ended	reclassified from	in	Total income	effective portion	in OCI
June 30, 2010(in millions)	AOCI to income	income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$33 (c)	$8	$41	$98	$65
Foreign exchange(b)	(23)	(3)	(26)	47	70

Total	$10	$5	$15	$145	$135

	Gains/(losses) recorded in income and other comprehensive income/(loss)
			Hedge
	Derivatives —		ineffectiveness
	effective portion		recorded directly		Derivatives —
Three months ended	reclassified from		in	Total income	effective portion	Total change in OCI
June 30, 2009 (in millions)	AOCI to income		income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(26	)(c)	$1	$(25)	$(343)	$(317)
Foreign exchange(b)	80		—	80	315	235

Total	$54		$1	$55	$(28)	$(82)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
		Hedge
	Derivatives —	ineffectiveness
	effective portion	recorded directly		Derivatives —	Total change
Six months ended	reclassified from	in	Total income	effective portion	in OCI
June 30, 2010(in millions)	AOCI to income	income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$82 (c)	$11	$93	$349	$267
Foreign exchange(b)	(75)	(3)	(78)	(65)	10

Total	$7	$8	$15	$284	$277

	Gains/(losses) recorded in income and other comprehensive income/(loss)
			Hedge
	Derivatives —		ineffectiveness
	effective portion		recorded directly		Derivatives —
Six months ended	reclassified from		in	Total income	effective portion	Total change in OCI
June 30, 2009 (in millions)	AOCI to income		income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(69	)(c)	$2	$(67)	$(299)	$(230)
Foreign exchange(b)	209		—	209	607	398

Total	$140		$2	$142	$308	$168

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of non—U.S. dollar—denominated revenue and expense. The income statement classification of gains and losses follows the hedged item — primarily net interest income, compensation expense and other expense.

(c)	In the second quarter of 2010, the Firm reclassified a $25 million loss from accumulated other comprehensive income (“AOCI”) to earnings because the Firm determined that it is probable that forecasted interest payment cash flows related to certain wholesale deposits will not occur. The Firm did not experience forecasted transactions that failed to occur during the three and six months ended June 2009, respectively.

(d)	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
Over the next 12 months, the Firm expects that $296 million (after-tax) of net losses recorded in AOCI at June 30, 2010, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following tables present hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2010 and 2009, respectively.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2010		2009
	Excluded components		Excluded components
Three months ended June 30,	recorded directly	Effective portion	recorded directly	Effective portion
(in millions)	in income(a)	recorded in OCI	in income(a)	recorded in OCI

Contract type
Foreign exchange derivatives	$(32)	$429	$(21)	$(208)
Foreign currency denominated debt	—	2	NA	NA

Total	$(32)	$431	$(21)	$(208)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2010		2009
	Excluded components		Excluded components
Six months ended June 30,	recorded directly	Effective portion	recorded directly	Effective portion
(in millions)	in income(a)	recorded in OCI	in income(a)	recorded in OCI

Contract type
Foreign exchange derivatives	$(73)	$714	$(30)	$(27)
Foreign currency denominated debt	—	43	NA	NA

Total	$(73)	$757	$(30)	$(27)

(a)	Certain components of derivatives used as hedging instruments are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income. There was no ineffectiveness for net investment hedge accounting relationships during the three and six months ended June 30, 2010 and 2009.
Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge relationships, and the pretax gains/(losses) recorded on such derivatives for the three and six months ended June 30, 2010 and 2009, respectively. These derivatives are risk management instruments used to mitigate or transform the risk of market exposures arising from banking activities other than trading activities, which are discussed separately below.

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Contract type
Interest rate(a)	$3,672	$(3,047)	$3,812	$(3,200)
Credit(b)	60	(1,512)	(59)	(2,028)
Foreign exchange(c)	(20)	(82)	(41)	(151)
Equity	—	—	—	—

Commodity(b)	—	17	(23)	(10)

Total	$3,712	$(4,624)	$3,689	$(5,389)

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.

Trading derivative gains and losses
The following table presents trading derivatives gains and losses, by contract type, that are recorded in principal transactions revenue in the Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, respectively. The Firm has elected to present derivative gains and losses related to its trading activities together with the cash instruments with which they are risk managed.

	Gains/(losses) recorded in principal transactions revenue
	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Type of instrument
Interest rate	$(37)	$1,373	$70	$3,758
Credit	1,287	2,332	3,412	1,683
Foreign exchange	(3,035)	2,052	(4,279)	3,126
Equity	85	(62)	907	798
Commodity	33	359	446	760

Total	$(1,667)	$6,054	$556	$10,125

Credit risk, liquidity risk and credit-related contingent features
Derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the mark-to-market (“MTM”) moves in the counterparties’ favor, or upon specified downgrades in the Firm’s or its subsidiaries’ respective credit ratings. At June 30, 2010, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) would have required $1.5 billion and $5.0 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. At June 30, 2010, the impact of single-notch and six-notch ratings downgrades to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., related to contracts with termination triggers would have required the Firm to settle trades with a fair value of $349 million and $6.3 billion, respectively. The aggregate fair value of net derivative payables that contain contingent collateral or termination features triggered upon a downgrade was $37.0 billion at June 30, 2010, for which the Firm has posted collateral of $30.2 billion in the normal course of business.
The following tables show the current credit risk of derivative receivables after netting adjustments and collateral received, and the current liquidity risk of derivative payables after netting adjustments and collateral posted, as of June 30, 2010, and December 31, 2009, respectively.

June 30, 2010(in millions)	Derivative receivables	Derivative payables

Gross derivative fair value	$1,810,295	$1,769,143
Netting adjustment — offsetting receivables/payables	(1,660,105)	(1,660,105)
Netting adjustment — cash collateral received/paid	(69,975)	(48,901)

Carrying value on Consolidated Balance Sheets	$80,215	$60,137

December 31, 2009 (in millions)	Derivative receivables	Derivative payables

Gross derivative fair value	$1,565,518	$1,519,183
Netting adjustment — offsetting receivables/payables	(1,419,840)	(1,419,840)
Netting adjustment — cash collateral received/paid	(65,468)	(39,218)

Carrying value on Consolidated Balance Sheets	$80,210	$60,125

In addition to the collateral amounts reflected in the tables above, at June 30, 2010, and December 31, 2009, the Firm had received liquid securities collateral in the amount of $19.3 billion and $15.5 billion, respectively, and posted $12.0 billion and $11.7 billion, respectively. The Firm also receives and delivers collateral at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move in the Firm’s or client’s favor, respectively. Furthermore, the Firm and its counterparties hold collateral related to contracts that have a non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. At June 30, 2010, and December 31, 2009, the Firm had received $16.1 billion and $16.9 billion, respectively, and delivered $9.7 billion and $5.8 billion, respectively, of such additional collateral. These amounts were not netted against the derivative receivables and payables in the tables above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both June 30, 2010, and December 31, 2009.

Credit derivatives
For a more detailed discussion of credit derivatives, including a description of the different types used by the Firm, see Note 5 on pages 167—175, of JPMorgan Chase’s 2009 Annual Report.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2010, and December 31, 2009. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. As such, other purchased protection referenced in the following tables include credit derivatives bought on related, but not identical, reference positions; these include indices, portfolio coverage and other reference points. The Firm does not use notional amounts as the primary measure of risk management for credit derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2010		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(b)	(sold)/purchased(c)	purchased(d)

Credit derivatives
Credit default swaps	$(2,620,672)	$2,601,815	$(18,857)	$28,970
Other credit derivatives(a)	(34,066)	33,303	(763)	33,607

Total credit derivatives	(2,654,738)	2,635,118	(19,620)	62,577
Credit-related notes	(2,426)	—	(2,426)	2,388

Total	$(2,657,164)	$2,635,118	$(22,046)	$64,965

	Maximum payout/Notional amount
December 31, 2009		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(b)	(sold)/purchased(c)	purchased(d)

Credit derivatives
Credit default swaps	$(2,937,442)	$2,978,044	$40,602	$28,064
Other credit derivatives(a)	(10,575)	9,290	(1,285)	30,473

Total credit derivatives	(2,948,017)	2,987,334	39,317	58,537
Credit-related notes	(4,031)	—	(4,031)	1,728

Total	$(2,952,048)	$2,987,334	$35,286	$60,265

(a)	Primarily consists of total return swaps and credit default swap options.

(b)	Represents the total notional amount of protection purchased where the underlying reference instrument is identical to the reference instrument on protection sold; the notional amount of protection purchased for each individual identical underlying reference instrument may be greater or lower than the notional amount of protection sold.

(c)	Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.

(d)	Represents single-name and index credit default swap protection the Firm purchased.
The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of June 30, 2010, and December 31, 2009, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of protection purchased are comparable to the profile reflected below.

Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile

				Total
June 30, 2010(in millions)	<1 year	1 - 5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade	$(172,090)	$(1,041,476)	$(249,712)	$(1,463,278)	$(22,100)
Noninvestment-grade	(142,851)	(800,690)	(250,345)	(1,193,886)	(92,142)

Total	$(314,941)	$(1,842,166)	$(500,057)	$(2,657,164)	$(114,242)

				Total
December 31, 2009 (in millions)	<1 year	1 - 5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade	$(215,580)	$(1,140,133)	$(367,015)	$(1,722,728)	$(16,607)
Noninvestment-grade	(150,122)	(806,139)	(273,059)	(1,229,320)	(90,410)

Total	$(365,702)	$(1,946,272)	$(640,074)	$(2,952,048)	$(107,017)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral held by the Firm.
NOTE 6 — OTHER NONINTEREST REVENUE
For a discussion of the components of and accounting policies for the Firm’s other noninterest revenue, see Note 6 on pages 175—176 of JPMorgan Chase’s 2009 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Underwriting:
Equity	$354	$949	$767	$1,257
Debt	711	766	1,462	1,369

Total underwriting	1,065	1,715	2,229	2,626
Advisory(a)	356	391	653	866

Total investment banking fees	$1,421	$2,106	$2,882	$3,492

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the guidance, the Firm consolidated its Firm-administered multi-seller conduits. The consolidation of the conduits did not significantly change the Firm’s net income as a whole; however, it did affect the classification of items on the Firm’s Consolidated Statements of Income. As a result, certain advisory fees were eliminated, which were offset by an increase in lending- and deposit-related fees.
The following table presents principal transactions revenue.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Trading revenue	$2,010	$3,155	$6,396	$5,644
Private equity gains/(losses)(a)	80	(58)	242	(546)

Principal transactions	$2,090	$3,097	$6,638	$5,098

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, and those held in other business segments.
The following table presents components of asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Asset management:
Investment management fees	$1,317	$1,172	$2,644	$2,255
All other asset management fees	116	78	225	159

Total asset management fees	1,433	1,250	2,869	2,414
Total administration fees(a)	531	498	1,022	953
Commission and other fees:
Brokerage commissions	753	762	1,456	1,449
All other commissions and fees	632	614	1,267	1,205

Total commissions and fees	1,385	1,376	2,723	2,654

Total asset management, administration and commissions	$3,349	$3,124	$6,614	$6,021

(a)	Includes fees for custody, securities lending, funds services and securities clearance.

NOTE 7 — INTEREST INCOME AND INTEREST EXPENSE
Details of interest income and interest expense were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Interest income(a)
Loans	$9,969	$9,825	$20,526	$20,333
Securities	2,517	3,178	5,421	6,038
Trading assets	2,574	2,954	5,334	6,168
Federal funds sold and securities purchased under resale agreements	398	368	805	1,018
Securities borrowed	32	(96)	61	(10)
Deposits with banks	92	246	187	689
Other assets(b)	137	74	230	239

Total interest income(c)	15,719	16,549	32,564	34,475

Interest expense(a)
Interest-bearing deposits	883	1,165	1,727	2,851
Short-term and other liabilities(d)	583	876	1,284	1,967
Long-term debt	1,260	1,781	2,520	3,525
Beneficial interests issued by consolidated VIEs	306	57	636	95

Total interest expense(c)	3,032	3,879	6,167	8,438

Net interest income	12,687	12,670	26,397	26,037
Provision for credit losses	3,363	8,031	10,373	16,627

Net interest income after provision for credit losses	$9,324	$4,639	$16,024	$9,410

(a)	Interest income and expense include the current-period interest accruals for financial instruments measured at fair value, except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with U.S. GAAP absent the fair value option election; for those instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.

(b)	Predominantly margin loans.

(c)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. The consolidation of these VIEs did not significantly change the Firm’s total net income. However, it did affect the classification of items on the Firm’s Consolidated Statements of Income; as a result of the adoption of the new guidance, certain noninterest revenue was eliminated, offset by the recognition of interest income, interest expense, and provision for credit losses.

(d)	Includes brokerage customer payables.
NOTE 8 — PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 8 on pages 176—183 of JPMorgan Chase’s 2009 Annual Report.
The following table presents the components of net periodic benefit cost reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended June 30, (in millions)	2010	2009	2010	2009	2010	2009

Components of net periodic benefit cost
Benefits earned during the period	$58	$80	$6	$7	$1	$1
Interest cost on benefit obligations	117	128	77	30	13	13
Expected return on plan assets	(185)	(146)	(75)	(28)	(24)	(24)
Amortization:
Net loss	56	77	13	11	—	—
Prior service cost (credit)	(11)	1	—	—	(4)	(3)

Net periodic defined benefit cost for material plans	35	140	21	20	(14)	(13)
Net periodic defined benefit cost for individually immaterial plans	3	4	1	4	NA	NA

Total net periodic defined benefit cost for all plans	38	144	22	24	(14)	(13)
Total cost for defined contribution plans	84	76	67	63	NA	NA

Total pension and OPEB cost included in compensation expense	$122	$220	$89	$87	$(14)	$(13)

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Six months ended June 30, (in millions)	2010	2009	2010	2009	2010	2009

Components of net periodic benefit cost
Benefits earned during the period	$116	$157	$13	$14	$1	$2
Interest cost on benefit obligations	234	256	63	56	28	31
Expected return on plan assets	(371)	(292)	(62)	(52)	(48)	(48)
Amortization:
Net loss	112	153	27	21	—	—
Prior service cost (credit)	(22)	2	—	—	(7)	(7)

Net periodic defined benefit cost for material plans	69	276	41	39	(26)	(22)
Net periodic defined benefit cost for individually immaterial plans	7	7	5	8	NA	NA

Total net periodic defined benefit cost for all plans	76	283	46	47	(26)	(22)
Total cost for defined contribution plans	147	154	132	122	NA	NA

Total pension and OPEB cost included in compensation expense	$223	$437	$178	$169	$(26)	$(22)

The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $11.0 billion and $2.3 billion, respectively, as of June 30, 2010, and $11.5 billion and $2.4 billion, respectively, as of December 31, 2009. See Note 20 on pages 168—169 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the six months ended June 30, 2010 and 2009.
The amount, if any, of 2010 potential contributions for the U.S. qualified defined benefit pension plans is not reasonably estimable at this time. The 2010 potential contributions for the Firm’s U.S. non-qualified defined benefit pension plans are estimated to be $42 million and for the non-U.S. defined benefit pension and OPEB plans are estimated to be $171 million and $2 million, respectively.
NOTE 9 — EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 9 on pages 184—186 of JPMorgan Chase’s 2009 Annual Report.
The Firm recognized noncash compensation expense related to its various employee stock-based incentive plans of $832 million and $884 million for the three months ended June 30, 2010 and 2009, respectively, and $1.8 billion and $1.7 billion for the six months ended June 30, 2010 and 2009, respectively, in its Consolidated Statements of Income. For the three months ended June 30, 2010 and 2009, these amounts included expense of $645 million and $692 million, respectively, related to the cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods, and expense of $187 million and $192 million, respectively, related to the accrual of estimated costs of RSUs and SARs to be granted in future periods to full-career eligible employees. For the six months ended June 30, 2010, and 2009, these amounts included expense of $1.4 billion and $1.4 billion, respectively, related to the cost of prior grants of RSUs and SARs that are amortized over their applicable vesting periods, and expense of $440 million and $332 million, respectively, related to the accrual of estimated costs of RSUs and SARs to be granted in future periods to full-career eligible employees.
In the first quarter of 2010, the Firm granted 71 million RSUs, with a weighted average grant date fair value of $43.12 per RSU, in connection with its annual incentive grant.

NOTE 10 — NONINTEREST EXPENSE
The following table presents the components of noninterest expense.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2010	2009		2010	2009

Compensation expense(a)	$7,616	$6,917		$14,892	$14,505
Noncompensation expense:
Occupancy expense	883	914		1,752	1,799
Technology, communications and equipment expense	1,165	1,156		2,302	2,302
Professional and outside services	1,685	1,518		3,260	3,033
Marketing	628	417		1,211	801
Other expense(b)(c)(d)	2,419	2,190		6,860	3,565
Amortization of intangibles	235	265		478	540

Total noncompensation expense	7,015	6,460		15,863	12,040
Merger costs	—	143	(e)	—	348	(e)

Total noninterest expense	$14,631	$13,520		$30,755	$26,893

(a)	The second quarter and year-to-date of 2010 include a payroll tax expense related to the United Kingdom (“U.K.”) Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees.

(b)	Includes litigation expense of $792 million and $3.7 billion for the three and six months ended June 30, 2010, compared with $14 million and a net benefit of $256 million for the three and six months ended June 30, 2009, respectively.

(c)	Includes foreclosed property expense of $244 million and $547 million for the three and six months ended June 30, 2010, respectively, compared with $294 million and $619 million for the three and six months ended June 30, 2009, respectively. For additional information regarding foreclosed property, see Note 13 on page 196 of JPMorgan Chase’s 2009 Annual Report.

(d)	The second quarter of 2009 includes a $675 million Federal Deposit Insurance Corporation (“FDIC”) special assessment.

(e)	Includes $61 million and $203 million for compensation expense, $15 million and $20 million for occupancy expense and $67 million and $125 million for technology and communications and other expense for the three and six months ended June 30, 2009, respectively. With the exception of occupancy- and technology-related write-offs, all of the costs required the expenditure of cash.
NOTE 11 — SECURITIES
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. For additional information regarding AFS and HTM securities, see Note 11 on pages 187—191 of JPMorgan Chase’s 2009 Annual Report. Trading securities are discussed in Note 3 on pages 110—124 of this Form 10-Q.
Securities gains and losses
The following table presents realized gains and losses and credit losses that were recognized in income from AFS securities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Realized gains	$1,130	$743	$1,882	$1,153
Realized losses	(130)	(210)	(172)	(417)

Net realized gains(a)	1,000	533	1,710	736
Credit losses included in securities gains(b)	—	(186)	(100)	(191)

Net securities gains	$1,000	$347	$1,610	$545

(a)	Proceeds from securities sold were within approximately 3% of amortized cost.

(b)	Includes OTTI losses recognized in income on certain prime mortgage-backed securities and obligations of U.S. states and municipalities for the six months ended June 30, 2010, and on certain subprime and prime mortgage-backed securities, and obligations of U.S. states and municipalities for the three and six months ended June 30, 2009, respectively.

The amortized costs and estimated fair values of AFS and HTM securities were as follows for the dates indicated.

	June 30, 2010					December 31, 2009
		Gross	Gross				Gross	Gross
	Amortized	unrealized	unrealized			Amortized	unrealized	unrealized		Fair
(in millions)	cost	gains	losses		Fair value	cost	gains	losses		value

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$135,374	$5,005	$2		$140,377	$166,094	$2,412	$608		$167,898
Residential:
Prime and Alt-A	3,217	107	420	(d)	2,904	5,234	96	807	(d)	4,523
Subprime	—	—	—		—	17	—	—		17
Non-U.S.	28,551	330	171		28,710	10,003	320	65		10,258
Commercial	4,555	390	5		4,940	4,521	132	63		4,590

Total mortgage-backed securities	171,697	5,832	598		176,931	185,869	2,960	1,543		187,286
U.S. Treasury and government agencies(a)	17,614	228	8		17,834	30,044	88	135		29,997
Obligations of U.S. states and municipalities	8,331	370	12		8,689	6,270	292	25		6,537
Certificates of deposit	2,236	2	—		2,238	2,649	1	—		2,650
Non-U.S. government debt securities	19,484	180	106		19,558	24,320	234	51		24,503
Corporate debt securities(b)	55,022	578	356		55,244	61,226	812	30		62,008
Asset-backed securities:
Credit card receivables	9,017	367	4		9,380	25,266	502	26		25,742
Collateralized loan obligations	11,911	458	262		12,107	12,172	413	436		12,149
Other	7,626	145	18		7,753	6,719	129	54		6,794

Total available-for-sale debt securities	302,938	8,160	1,364	(d)	309,734	354,535	5,431	2,300	(d)	357,666
Available-for-sale equity securities	2,122	141	5		2,258	2,518	185	4		2,699

Total available-for-sale securities	$305,060	$8,301	$1,369	(d)	$311,992	$357,053	$5,616	$2,304	(d)	$360,365

Total held-to-maturity securities(c)	$21	$2	$—		$23	$25	$2	$—		$27

(a)	Includes total U.S. government-sponsored enterprise obligations with fair values of $113.8 billion and $153.0 billion at June 30, 2010, and December 31, 2009, respectively, which were predominantly mortgage-related.

(b)	Consists primarily of bank debt including sovereign government guaranteed bank debt.

(c)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.

(d)	Includes a total of $206 million and $368 million (before tax) of unrealized losses not related to credit reported in AOCI on prime mortgage-backed securities for which credit losses have been recognized in income at June 30, 2010, and December 31, 2009, respectively.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at June 30, 2010, and December 31, 2009.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
June 30, 2010(in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$—	$—	$254	$2	$254	$2
Residential:
Prime and Alt-A	—	—	1,769	420	1,769	420
Subprime	—	—	—	—	—	—
Non-U.S.	17,427	135	1,019	36	18,446	171
Commercial	172	2	51	3	223	5

Total mortgage-backed securities	17,599	137	3,093	461	20,692	598
U.S. Treasury and government agencies	2,833	8	—	—	2,833	8
Obligations of U.S. states and municipalities	638	12	—	—	638	12
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	5,323	85	1,258	21	6,581	106
Corporate debt securities	18,131	354	621	2	18,752	356
Asset-backed securities:
Credit card receivables	—	—	393	4	393	4
Collateralized loan obligations	—	—	7,406	262	7,406	262
Other	1,623	9	276	9	1,899	18

Total available-for-sale debt securities	46,147	605	13,047	759	59,194	1,364
Available-for-sale equity securities	2	1	2	4	4	5

Total securities with gross unrealized losses	$46,149	$606	$13,049	$763	$59,198	$1,369

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
December 31, 2009 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$43,235	$603	$644	$5	$43,879	$608
Residential:
Prime and Alt-A	183	27	3,032	780	3,215	807
Subprime	—	—	—	—	—	—
Non-U.S.	391	1	1,773	64	2,164	65
Commercial	679	34	229	29	908	63

Total mortgage-backed securities	44,488	665	5,678	878	50,166	1,543
U.S. Treasury and government agencies	8,433	135	—	—	8,433	135
Obligations of U.S. states and municipalities	472	11	389	14	861	25
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	2,471	46	835	5	3,306	51
Corporate debt securities	1,831	12	4,634	18	6,465	30
Asset-backed securities:
Credit card receivables	—	—	745	26	745	26
Collateralized loan obligations	42	1	7,883	435	7,925	436
Other	767	8	1,767	46	2,534	54

Total available-for-sale debt securities	58,504	878	21,931	1,422	80,435	2,300
Available-for-sale equity securities	1	1	3	3	4	4
Total securities with gross unrealized losses	$58,505	$879	$21,934	$1,425	$80,439	$2,304

Other-than-temporary impairment (“OTTI”)
The following table presents credit losses that are included in the securities gains and losses table above.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2010	2009		2010	2009

Debt securities the Firm does not intend to sell that have credit losses
Total losses(a)	—	$(880)		$(94)	$(880)
Losses recorded in/(reclassified from) other comprehensive income	—	696		(6)	696

Credit losses recognized in income on debt securities the Firm does not intend to sell(b)	—	(184)		(100)	(184)

Credit losses recognized in income on debt securities the Firm intends to sell	—	(2	)(c)	—	(7	)(c)

Total credit losses recognized in income	—	$(186)		$(100)	$(191)

(a)	For initial OTTI, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to previously recorded OTTI, if applicable.

(b)	Represents the credit loss component of certain prime mortgage-backed securities and obligations of U.S. states and municipalities that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.

(c)	Includes OTTI losses recognized in income on certain subprime mortgage-backed securities. These securities were sold during the third quarter of 2009.
Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and six months ended June 30, 2010 and 2009, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Firm does not intend to sell.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Balance, beginning of period	$660	$—	$578	$—
Additions:
Increase in losses on previously credit-impaired securities	—	184	94	184
Losses reclassified from other comprehensive income on previously credit-impaired securities	—	—	6	—
Reductions:
Sales of credit-impaired securities	(20)	—	(23)	—
Impact of new consolidation guidance related to VIEs	—	—	(15)	—

Balance, end of period	$640	$184	$640	$184

Unrealized losses have generally decreased since December 31, 2009, due primarily to market spread improvement and increased liquidity, driving asset prices higher. Unrealized losses on certain securities have increased, including on corporate debt securities which included government-guaranteed positions that experienced credit spread widening. As of June 30, 2010, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of June 30, 2010.
Following is a description of the Firm’s main security investments with the most significant unrealized losses as of June 30, 2010, and the key assumptions used in its estimate of the present value of the cash flows most likely to be collected from these investments.
Mortgage-backed securities — Prime and Alt-A nonagency
As of June 30, 2010, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $420 million, all of which related to securities that have been in an unrealized loss position for 12 months or more. Overall losses have decreased since December 31, 2009, due to increased market stabilization, resulting from increased demand for higher-yielding asset classes and U.S. government programs. Approximately one-fifth of these positions (by amortized cost) are currently rated “AAA.” The remaining four-fifths have experienced downgrades since purchase, and approximately half of the downgraded positions are currently rated below investment-grade. Despite significant downgrades experienced in the portfolio, most of these are senior positions and possess adequate credit enhancement to absorb future expected losses. In analyzing prime and Alt-A residential mortgage-backed securities for potential credit losses, the Firm utilizes a methodology that focuses on loan-level detail to estimate future cash flows, which are then applied to the various tranches of issued securities based on their respective contractual provisions of the securitization trust. The loan-level analysis considers prepayment, home price, default rate and loss severity assumptions. Given this level of granularity, the underlying assumptions vary significantly taking into consideration such factors as the financial condition of the borrower, loan-to-value (“LTV”) ratio, loan type and geographical location of the underlying property. The weighted average underlying default rate on the positions was 23% and the related weighted average loss severity was 50%. Based on this analysis, the Firm has not recognized any additional OTTI losses in earnings during the second quarter of 2010; however, an OTTI loss of $6 million was recognized in the first quarter of 2010 related to securities that experienced increased delinquency rates associated with specific collateral types and origination dates. The unrealized loss of $420 million is considered temporary, based on management’s assessment that the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Asset-backed securities — Collateralized loan obligations
As of June 30, 2010, gross unrealized losses related to CLOs were $262 million, all of which related to securities that were in an unrealized loss position for 12 months or more. Overall losses have decreased since December 31, 2009, mainly as a result of lower default forecasts and spread tightening across various asset classes. Substantially all of these securities are rated “AAA,” “AA” and “A” and have an average credit enhancement of 29%. Credit enhancement in CLOs is primarily in the form of overcollateralization, which is the excess of the par amount of collateral over the par amount of securities. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends, the Firm assumed collateral default rates of 5% for the second quarter 2010 and thereafter. Further, loss severities were assumed to be 50% for loans and 80% for debt securities. Losses on collateral were estimated to occur approximately 24 months after default.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2010, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

	June 30, 2010
			Due after five
By remaining maturity	Due in one	Due after one year	years through 10	Due after
(in millions)	year or less	through five years	years	10 years(c)	Total

Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$67	$1,605	$4,888	$165,137	$171,697
Fair value	67	1,747	5,187	169,930	176,931
Average yield(b)	5.40%	5.20%	4.71%	4.06%	4.09%
U.S. Treasury and government agencies(a)
Amortized cost	$2,481	$6,129	$9,004	$—	$17,614
Fair value	2,494	6,248	9,092	—	17,834
Average yield(b)	0.89%	2.83%	3.24%	—	2.77%
Obligations of U.S. states and municipalities
Amortized cost	$17	$140	$304	$7,870	$8,331
Fair value	17	148	321	8,203	8,689
Average yield(b)	4.97%	4.30%	5.38%	5.13%	5.13%
Certificates of deposit
Amortized cost	$2,236	$—	$—	$—	$2,236
Fair value	2,238	—	—	—	2,238
Average yield(b)	5.65%	—	—	—	5.65%
Non-U.S. government debt securities
Amortized cost	$5,704	$12,751	$954	$75	$19,484
Fair value	5,714	12,822	943	79	19,558
Average yield(b)	1.05%	2.26%	3.32%	1.51%	1.96%
Corporate debt securities
Amortized cost	$5,111	$46,289	$3,583	$39	$55,022
Fair value	5,135	46,590	3,480	39	55,244
Average yield(b)	2.39%	2.12%	4.71%	5.14%	2.32%
Asset-backed securities
Amortized cost	$1,505	$6,992	$9,091	$10,966	$28,554
Fair value	1,525	7,316	9,186	11,213	29,240
Average yield(b)	0.75%	1.96%	1.47%	1.58%	1.59%

Total available-for-sale debt securities
Amortized cost	$17,121	$73,906	$27,824	$184,087	$302,938
Fair value	17,190	74,871	28,209	189,464	309,734
Average yield(b)	2.02%	2.26%	3.13%	3.96%	3.36%

Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,122	$2,122
Fair value	—	—	—	2,258	2,258
Average yield(b)	—	—	—	0.27%	0.27%

Total available-for-sale securities
Amortized cost	$17,121	$73,906	$27,824	$186,209	$305,060
Fair value	17,190	74,871	28,209	191,722	311,992
Average yield(b)	2.02%	2.26%	3.13%	3.92%	3.34%

Total held-to-maturity securities
Amortized cost	$—	$6	$13	$2	$21
Fair value	—	6	15	2	23
Average yield(b)	—	6.98%	6.85%	6.49%	6.85%

(a)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at June 30, 2010.

(b)	Average yield was based on amortized cost balances at the end of the period and did not give effect to changes in fair value reflected in accumulated other comprehensive income/(loss). Yields are derived by dividing interest/dividend income (including the effect of related derivatives on AFS securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.

(c)	Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately four years for agency residential mortgage-backed securities, three years for agency residential collateralized mortgage obligations and five years for nonagency residential collateralized mortgage obligations.

NOTE 12 — SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 12 on page 192 of JPMorgan Chase’s 2009 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 125-127 of this Form 10-Q.
The following table details the Firm’s repurchase agreements, resale agreements, securities borrowed transactions and securities loaned transactions, all of which are accounted for as collateralized financings during the periods presented.

(in millions)	June 30, 2010	December 31, 2009

Securities purchased under resale agreements(a)	$198,825	$195,328
Securities borrowed(b)	122,289	119,630

Securities sold under repurchase agreements(c)	$222,018	$245,692
Securities loaned	10,505	7,835

(a)	Includes resale agreements of $22.8 billion and $20.5 billion accounted for at fair value at June 30, 2010, and December 31, 2009, respectively.

(b)	Includes securities borrowed of $11.9 billion and $7.0 billion accounted for at fair value at June 30, 2010, and December 31, 2009, respectively.

(c)	Includes repurchase agreements of $6.0 billion and $3.4 billion accounted for at fair value at June 30, 2010, and December 31, 2009, respectively.
The amounts reported in the table above have been reduced by $135.2 billion and $121.2 billion at June 30, 2010, and December 31, 2009, respectively, as a result of the agreements having met the specified conditions for net presentation under applicable accounting guidance.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements and other securities financings. Pledged securities that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets.
At June 30, 2010, the Firm received securities as collateral that could be repledged, delivered or otherwise used with a fair value of approximately $623.3 billion. This collateral was generally obtained under resale agreements, securities borrowing agreements and customer margin loans. Of these securities, approximately $439.0 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales.
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
For a detailed discussion of the accounting policies relating to loans, see Note 13 on pages 192-196 of JPMorgan Chase’s 2009 Annual Report. See Note 4 on pages 125-127 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 110-124 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

The composition of the Firm’s aggregate loan portfolio at each of the dates indicated was as follows.

(in millions)	June 30, 2010	December 31, 2009

U.S. wholesale loans:
Commercial and industrial	$47,431	$49,103
Real estate	51,409	54,968
Financial institutions(a)	13,143	13,372
Government agencies	5,626	5,634
Other(a)	36,488	23,383
Loans held-for-sale and at fair value	1,640	2,625

Total U.S. wholesale loans	155,737	149,085

Non-U.S. wholesale loans:
Commercial and industrial	17,043	19,138
Real estate	1,980	2,227
Financial institutions(a)	17,248	11,755
Government agencies	267	1,707
Other(a)	22,352	18,790
Loans held-for-sale and at fair value	2,199	1,473

Total non-U.S. wholesale loans	61,089	55,090

Total wholesale loans:(b)
Commercial and industrial	64,474	68,241
Real estate(c)	53,389	57,195
Financial institutions(a)	30,391	25,127
Government agencies	5,893	7,341
Other(a)	58,840	42,173
Loans held-for-sale and at fair value(d)	3,839	4,098

Total wholesale loans	216,826	204,175

Consumer loans:(e)
Home equity — senior lien(f)	25,856	27,376
Home equity — junior lien(g)	68,905	74,049
Prime mortgage(a)	66,429	66,892
Subprime mortgage(a)	12,597	12,526
Option ARMs(a)	8,594	8,536
Auto loans(a)	47,548	46,031
Credit card(a)(h)(i)	142,994	78,786
Other	32,399	31,700
Loans held-for-sale(j)	434	2,142

Total consumer loans — excluding purchased credit-impaired loans	405,756	348,038

Consumer loans — purchased credit-impaired loans	76,901	81,245

Total consumer loans	482,657	429,283

Total loans(a)(k)	$699,483	$633,458

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated $84.7 billion of loans associated with Firm-sponsored credit card securitization trusts; $15.1 billion of wholesale loans; and $4.8 billion of loans associated with certain other consumer securitization entities, primarily mortgage-related. For further information, see Note 15 on pages 151-163 of this Form 10-Q.

(b)	Includes IB, Commercial Banking (“CB”), Treasury & Securities Services (“TSS”), Asset Management (“AM”) and Corporate/Private Equity.

(c)	Represents credit extended for real estate-related purposes to borrowers who are primarily in the real estate development or investment businesses, and for which the repayment is predominantly from the sale, lease, management, operations or refinancing of the property.

(d)	Includes loans for commercial and industrial, real estate, financial institutions and other of $1.7 billion, $206 million, $1.3 billion and $661 million, respectively, at June 30, 2010, and $3.1 billion, $44 million, $278 million and $715 million, respectively, at December 31, 2009.

(e)	Includes RFS, Card Services (“CS”) and the Corporate/Private Equity segment.

(f)	Represents loans where JPMorgan Chase holds the first security interest placed upon the property.

(g)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(h)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(i)	Includes $1.0 billion of loans at December 31, 2009 held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009. Such loans had been fully repaid or charged off as of June 30, 2010. See Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report.

(j)	Includes loans for prime mortgages and other (largely student loans) of $185 million and $249 million, respectively, at June 30, 2010, and $450 million and $1.7 billion, respectively, at December 31, 2009.

(k)	Loans (other than purchased credit-impaired loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $1.7 billion and $1.4 billion at June 30, 2010, and December 31, 2009, respectively.

The following table reflects information about the Firm’s loan sales.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$149	$306	$258	$13

(a)	Excludes sales related to loans accounted for at fair value.
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

(in millions)	June 30, 2010	December 31, 2009

Impaired loans with an allowance:
Wholesale	$4,318	$6,216
Consumer(a)	4,880	3,840

Total impaired loans with an allowance	9,198	10,056

Impaired loans without an allowance:(b)
Wholesale	1,343	760
Consumer(a)	748	138

Total impaired loans without an allowance	2,091	898

Total impaired loans	$11,289	$10,954

Allowance for impaired loans:
Wholesale	$1,324	$2,046
Consumer	1,161	996

Total allowance for impaired loans(c)	$2,485	$3,042

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Average balance of impaired loans:
Wholesale	$4,801	$4,375	$5,244	$3,639
Consumer	5,406	3,479	4,998	3,042

Total impaired loans	$10,207	$7,854	$10,242	$6,681

Interest income recognized on impaired loans:
Wholesale	$3	$—	$6	$—
Consumer	37	37	88	67

Total interest income recognized on impaired loans during the period	$40	$37	$94	$67

(a)	Consumer impaired loans without an allowance includes loans considered to be collateral-dependent based on regulatory guidance, which are charged off to the fair value of the underlying collateral. These loans are considered collateral-dependent because they involve modifications where a significant portion of principal is deferred or an interest-only period is provided. Prior period amounts have been reclassified from impaired loans with an allowance.

(b)	When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance.

(c)	The allowance for impaired loans is included in JPMorgan Chase’s asset-specific allowance for loan losses.
Loan modifications
Certain loan modifications are made in conjunction with the Firm’s loss mitigation activities. Through the modification, JPMorgan Chase grants one or more concessions to a borrower who is experiencing financial difficulty in order to minimize the Firm’s economic loss, avoid foreclosure or repossession of the collateral and to ultimately maximize payments received by the Firm from the borrower. The concessions granted vary by program and by borrower-specific characteristics, and may include interest rate reductions, payment deferrals, or the acceptance of equity or other assets in lieu of payments. In certain limited circumstances, loan modifications include principal forgiveness, which has been minimal to-date. All such modifications are accounted for and reported as troubled debt restructurings.
A loan that has been modified in a troubled debt restructuring is generally considered to be impaired until its maturity, regardless of whether the borrower performs under the modified terms. In certain limited cases, the concession granted relates solely to principal adjustments or other noninterest-rate concessions, and the effective interest rate applicable to the modified loan is at or above the current market rate at that time. In such circumstances, the loan is disclosed as impaired and as a troubled debt restructuring only during the year of the modification; in subsequent years, the loan is not disclosed as impaired or as a troubled debt restructuring if repayment of the restructured loan on its modified terms is reasonably assured.
It is the Firm’s general policy to place loans, other than credit card loans, on nonperforming status when the loan is modified in a troubled debt restructuring. In most cases, residential real estate and commercial loans modified in a troubled debt restructuring were considered nonperforming prior to their modification. These loans may be returned to performing status (resuming the accrual of interest) if the criteria set forth in the Firm’s accounting policy are met. These criteria generally include (a) performance under the modified terms for a minimum of six months and/or six payments, and (b) an expectation that repayment of the modified loan is reasonably assured based on, for example, the borrower’s debt capacity and level of future earnings, collateral values, LTV ratios, and other current market considerations. The Firm’s policy exempts credit card loans, including modified credit card loans, from being placed on nonperforming status as permitted by regulatory guidance. However, the Firm has separately established an allowance for the portion of earned interest and fees on such modified credit card loans that it estimates to be uncollectible.
The allowance for loan losses for loans modified in troubled debt restructurings is determined based on the same methodology used to estimate the Firm’s asset-specific allowance component for as long as the loan continues to be reported as an impaired loan, regardless of whether the loan has returned to performing status. For further discussion of the methodology used to estimate the Firm’s asset-specific allowance, see Note 14 on pages 196-198 of JPMorgan Chase’s 2009 Annual Report.
Wholesale
As of June 30, 2010, and December 31, 2009, wholesale loans modified in troubled debt restructurings were $1.1 billion for both periods. These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments. Of these loans, $524 million and $491 million were classified as nonperforming at June 30, 2010, and December 31, 2009, respectively.
Consumer
For detailed discussions on the U.S. Treasury Making Home Affordable (“MHA”) programs and the Firm’s other loss-mitigation programs, see Note 13, Impaired loans, on pages 194-195 of JPMorgan Chase’s 2009 Annual Report. Substantially all of the modifications made under these programs are accounted for and reported as troubled debt restructurings.
Consumer loans, other than credit card loans and certain home loans repurchased from the Government National Mortgage Association (“Ginnie Mae”), with balances of approximately $4.9 billion and $3.1 billion have been permanently modified and accounted for as troubled debt restructurings as of June 30, 2010, and December 31, 2009, respectively. Of these loans, $1.9 billion and $966 million were classified as nonperforming at June 30, 2010, and December 31, 2009, respectively.
At June 30, 2010, and December 31, 2009, $1.7 billion and $296 million, respectively, of loans modified subsequent to repurchase from Ginnie Mae were excluded from loans accounted for as troubled debt restructurings. When such loans perform subsequent to modification they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Substantially all amounts due under the terms of these loans continue to be insured and, where applicable, reimbursement of insured amounts is proceeding normally.
Credit Card
For a detailed discussion of the modification of the terms of credit card loan agreements, see Note 13 on pages 192-196 of JPMorgan Chase’s 2009 Annual Report. Substantially all modifications of credit card loans performed under the Firm’s existing modification programs are considered to be troubled debt restructurings. At June 30, 2010, and December 31, 2009, the Firm had $9.3 billion and $5.1 billion, respectively, of on-balance sheet credit card loans outstanding for borrowers who are experiencing financial difficulty and who were then enrolled in a credit card modification program. The increase in modified credit card loans outstanding from December 31, 2009 to June 30, 2010, is primarily attributable to previously-modified loans held in Firm-sponsored credit card securitization trusts being consolidated as a result of adopting the new consolidation guidance related to VIEs. These modified loan amounts exclude loans to borrowers who have not complied with the modified payment terms, thereby causing the loan agreement to revert back to its original payment terms. Assuming that those borrowers do not begin to perform in accordance with the original payment terms, those loans will continue to age and will ultimately be charged-off in accordance with the Firm’s accounting policies.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status.

The consumer formula-based allowance for loan losses includes $3.6 billion and $2.2 billion at June 30, 2010, and December 31, 2009, specifically attributable to credit card loans in loan modification programs. This component of the allowance for loan losses has been determined based on the present value of cash flows expected to be received over the estimated lives of the underlying loans.
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans that it deemed to be credit-impaired. For a detailed discussion of purchased credit-impaired loans, including the related accounting policies, see Note 13 on pages 192-196 of JPMorgan Chase’s 2009 Annual Report.
The table below sets forth the accretable yield activity for purchased credit-impaired consumer loans for the three and six months ended June 30, 2010 and 2009.

Accretable yield activity	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Beginning balance	$20,571	$29,114	$25,544	$32,619
Accretion into interest income	(787)	(1,106)	(1,673)	(2,365)
Changes in interest rates on variable-rate loans	(333)	(1,045)	(727)	(3,291)
Other changes in expected cash flows(a)	170	—	(3,523)	—

Ending balance	$19,621	$26,963	$19,621	$26,963
Accretable yield percentage	4.20%	5.13%	4.39%	5.46%

(a)	Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the six months ended June 30, 2010, other changes in expected cash flows are principally driven by changes in prepayment assumptions, as well as reclassifications to the nonaccretable difference. Such changes are expected to have an insignificant impact on the accretable yield percentage.
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
The purchased credit-impaired portfolio primarily impacts the Firm’s results of operations through: (i) contribution to net interest margin; and (ii) expense related to defaults and servicing resulting from the liquidation of the loans; and (iii) any provision for loan losses. The purchased credit-impaired loans acquired in the Washington Mutual transaction were funded based on the interest rate characteristics of the loans. For example, variable-rate loans were funded with variable-rate liabilities and fixed-rate loans were funded with fixed-rate liabilities with a similar maturity profile. As a result, the net spread between the purchased credit-impaired loans and the related liabilities should be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and changes in the accretable yield percentage (e.g., from extended loan liquidation periods). The net spread will be earned on a declining loan balance over the estimated remaining weighted-average life of the portfolio, which is 6.6 years as of June 30, 2010.
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

As of June 30, 2010, and December 31, 2009, an allowance for loan losses of $2.8 billion and $1.6 billion, respectively, was recorded for the prime mortgage and option adjustable-rate mortgage (“ARM”) pools. The net aggregate carrying amount of the pools that have an allowance for loan losses was $43.0 billion and $47.2 billion, respectively, at June 30, 2010, and December 31, 2009. This allowance for loan losses is reported as a reduction of the carrying amount of the loans in the table below.
The table below provides additional information about these purchased credit-impaired consumer loans.

(in millions)	June 30, 2010	December 31, 2009

Outstanding balance(a)	$96,079	$103,369
Carrying amount	74,090	79,664

(a)	Represents the sum of contractual principal, interest and fees earned at the reporting date.
NOTE 14 — ALLOWANCE FOR CREDIT LOSSES
For further discussion of the allowance for credit losses and the related accounting policies, see Note 14 on pages 196-198 of JPMorgan Chase’s 2009 Annual Report.
The table below summarizes the changes in the allowance for loan losses.

	Six months ended June 30,
(in millions)	2010	2009

Allowance for loan losses at January 1	$31,602	$23,164
Cumulative effect of change in accounting principles(a)	7,494	—
Gross charge-offs(a)	14,652	10,937
Gross (recoveries)(a)	(1,028)	(522)

Net charge-offs(a)	13,624	10,415
Provision for loan losses(a)	10,371	16,540
Other(b)	(7)	(217)

Allowance for loan losses at June 30	$35,836	$29,072

Components:
Asset-specific(c)(d)	$2,485	$2,909
Formula-based(a)(e)	30,540	26,163
Purchased credit-impaired	2,811	—

Total allowance for loan losses	$35,836	$29,072

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, $7.4 billion, $14 million and $127 million of allowance for loan losses were recorded on-balance sheet associated with the Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits, and certain other consumer loan securitization entities, primarily mortgage-related, respectively. For further discussion, see Note 15 on pages 151-163 of this Form 10-Q.

(b)	The 2009 amount predominantly represents a reclassification related to the issuance and retention of securities from the Chase Issuance Trust. See Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report.

(c)	Relates to risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a troubled debt restructuring.

(d)	The asset-specific consumer allowance for loan losses includes troubled debt restructurings reserves of $946 million and $603 million at June 30, 2010 and 2009, respectively. Prior period amounts have been reclassified from formula-based to conform with the current period presentation.

(e)	Includes all of the Firm’s allowance for loan losses on credit card loans, including those for which the Firm has modified the terms of the loans for borrowers who are experiencing financial difficulty.
The table below summarizes the changes in the allowance for lending-related commitments.

	Six months ended June 30,
(in millions)	2010	2009

Allowance for lending-related commitments at January 1	$939	$659
Cumulative effect of change in accounting principles(a)	(18)	—
Provision for lending-related commitments(a)	2	87
Other	(11)	—

Allowance for lending-related commitments at June 30	$912	$746

Components:
Asset-specific	$248	$111
Formula-based	664	635

Total allowance for lending-related commitments	$912	$746

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-administered multi-seller conduits. As a result, related assets are now primarily recorded in loans and other assets on the Consolidated Balance Sheets.

Charge-offs for Collateral-dependent loans
Included in gross charge-offs in the table above are $405 million and $140 million of charge-offs related to impaired collateral-dependent loans for the six months ended June 30, 2010 and 2009, respectively. The remaining balance of impaired collateral-dependent loans, measured at fair value of collateral less costs to sell, was $2.5 billion and $2.3 billion as of June 30, 2010 and 2009, respectively.
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
For residential real estate loans, collateral value is determined using both internal and external valuation sources. Broker opinions of fair value are used to estimate the fair value of the collateral for all properties being evaluated for charge-off. These estimated fair values are reviewed and compared with prior valuations for reasonableness in light of current, geography-specific economic conditions and adjusted, as appropriate, for estimated selling costs. When foreclosure is determined to be probable, a third-party appraisal is obtained as soon as practicable.
For commercial real-estate loans, the collateral value is generally based on appraisals from internal and external valuation services. Appraisals are typically obtained and updated every six to twelve months. The Firm also considers both borrower- and market-specific factors, which may result in obtaining appraisal updates or broker price opinions at more frequent intervals.
See Note 3 on page 119 of this Form 10-Q for further information on the fair value hierarchy for impaired collateral-dependent loans.
NOTE 15 — VARIABLE INTEREST ENTITIES
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs, see Note 1 on pages 108-109 of this Form 10-Q. For a more detailed discussion of the Firm’s principal involvement with VIEs, see Note 16 on page 206 of JPMorgan Chase’s 2009 Annual Report.
The following summarizes the most significant type of Firm-sponsored VIEs by business segment.

			Form 10-Q
Line of Business	Transaction Type	Activity	page reference

Card Services	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	152-153

RFS	Mortgage and other securitization trusts	Securitization of originated and purchased residential mortgages, automobile and student loans	153-155

IB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	154-155

	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	156
	• Municipal bond vehicles		156-157
	• Credit-linked note vehicles		157
	• Asset swap vehicles		158

The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 158 of this Note.

New Consolidation Accounting Guidance for VIEs
On January 1, 2010, the Firm implemented new consolidation accounting guidance related to VIEs. The following table summarizes the incremental impact at adoption.

			Stockholders'
(in millions)	GAAP assets	GAAP liabilities	equity	Tier 1 capital

As of December 31, 2009	$2,031,989	$1,866,624	$165,365	11.10%
Impact of new accounting guidance for consolidation of VIEs
Credit card(a)	60,901	65,353	(4,452)	(0.30)%
Multi-seller conduits(b)	17,724	17,744	(20)	—
Mortgage & other(c)(d)	9,059	9,107	(48)	(0.04)%

Total impact of new guidance	87,684	92,204	(4,520)	(0.34	)%(e)

Beginning balance- January 1, 2010	$2,119,673	$1,958,828	$160,845	10.76%

(a)	The assets and liabilities of the Firm-sponsored credit card securitization trusts that were consolidated were initially measured at their carrying values, primarily amortized cost, as this method is consistent with the approach that CS utilizes to manage its other assets. These assets are primarily recorded in loans on the Firm’s Consolidated Balance Sheet. In addition, CS established an allowance for loan losses of $7.4 billion (pretax), which was reported as a transition adjustment in stockholders’ equity. The impact to stockholders’ equity also includes a decrease to AOCI of $116 million, as a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation.

(b)	The assets and liabilities of the Firm-administered multi-seller conduits that were consolidated were initially measured at their carrying values, primarily amortized cost, as this method is consistent with the business’s intent to hold the assets for the longer-term. The assets are primarily recorded in loans and in other assets on the Firm’s Consolidated Balance Sheets.

(c)	RFS consolidated certain mortgage and other consumer securitizations, which resulted in a net increase in both assets and liabilities of $4.7 billion ($3.5 billion related to residential mortgage securitizations and $1.2 billion related to other consumer securitizations). These assets were initially measured at their unpaid principal balance and primarily recorded in loans on the Firm’s Consolidated Balance Sheets. This method was elected as a practical expedient.

(d)	IB consolidated certain mortgage and other consumer securitizations, which resulted in a net increase in both assets and liabilities of $4.3 billion ($3.7 billion related to residential mortgage securitizations and $0.6 billion related to other consumer securitizations). These assets were initially measured at their fair value, as this method is consistent with the approach that IB utilizes to manage similar assets. These assets were primarily recorded in trading assets on the Firm’s Consolidated Balance Sheets.

(e)	The U.S. GAAP consolidation of these VIEs did not have a significant impact on risk-weighted assets on the adoption date; this was due to the consolidation, for regulatory capital purposes, of the Chase Issuance Trust (the Firm’s primary credit card securitization trust) in the second quarter of 2009, which added approximately $40 billion of risk-weighted assets for regulatory capital purposes. For further discussion of the Firm’s actions taken in the second quarter of 2009, see Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report. In addition, the U.S. GAAP consolidation of these VIEs did not have a significant regulatory impact because the banking regulatory agencies issued regulatory capital rules relating to the adoption of the new consolidation guidance related to VIEs that permitted an optional two-quarter implementation delay for certain VIEs, which permits the deferral of the effect of this accounting guidance on risk-weighted assets and risk-based capital requirements. The Firm elected this regulatory implementation delay, as permitted under these new regulatory capital rules, for its Firm-administered multi-seller conduits and certain mortgage-related and other securitization entities. Once the deferral period is over, the Firm expects the impact of this new consolidation guidance to be negligible on risk-weighted assets and risk-based capital ratios.
Firm-sponsored variable interest entities
Credit card securitizations
Effective January 1, 2010, the Firm was deemed to be the primary beneficiary of the Firm-sponsored credit card securitization trusts and consolidated the assets and liabilities of these trusts, including its primary card securitization trust, Chase Issuance Trust. The primary beneficiary determination was based on the Firm’s ability to direct the activities of these VIEs through its servicing responsibilities and duties, including making decisions as to the receivables that get transferred into those trusts as well as any related modifications and workouts. Additionally, the nature and extent of the Firm’s other involvement with the trusts including the retention of an undivided seller’s interest in the receivables, retaining certain securities issued by the trust and the maintenance of escrow accounts, obligates the Firm to absorb losses and gives the Firm the right to receive certain benefits from these VIEs that could potentially be significant. For a more detailed description of JPMorgan Chase’s principal involvement with credit card securitizations, as well as the accounting treatment applicable under prior accounting rules, see Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report.
Upon consolidation at January 1, 2010, the Firm recorded a net increase in GAAP assets of $60.9 billion on the Consolidated Balance Sheet, which comprised: $84.7 billion of loans; $7.4 billion of allowance for loan losses; $4.4 billion of other assets, partially offset by $20.8 billion of previously recognized assets, consisting primarily of retained AFS securities that were eliminated upon consolidation. In addition, the Firm recognized $65.4 billion of liabilities representing the trusts’ beneficial interests issued to third parties.

The following table summarizes the assets and liabilities of the Firm-sponsored credit card securitization trusts at June 30, 2010.

			Total assets held by	Beneficial
			Firm-sponsored	interests issued to
(in billions)	Loans	Other assets	credit card securitization trusts	third parties

June 30, 2010	$82.1	$1.3	$83.4	$56.0

The underlying securitized credit card receivables and other assets are available only for payment of the beneficial interests issued by the securitization trusts; they are not available to pay the Firm’s other obligations or the claims of the Firm’s other creditors.
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the credit card trusts (which generally ranges from 4% to 12%). These undivided interests represent the Firm’s undivided interests in the receivables transferred to the credit card trusts that have not been securitized. As of June 30, 2010, the Firm held undivided interests in Firm-sponsored credit card securitization trusts of $13.2 billion. The Firm maintained an average undivided interest in principal receivables owned by those trusts of approximately 14% and 17% for the three and six months ended June 30, 2010. The Firm also retained $1.6 billion of senior securities and $9.2 billion of subordinated securities in certain of its credit card securitization trusts as of June 30, 2010. As of January 1, 2010, the Firm’s undivided interests in the credit card trusts and securities retained were eliminated in consolidation. The credit card receivables of the trusts underlying the Firm’s undivided interests and securities retained are classified within loans.
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
The following table presents the total unpaid principal amount of assets held in JPMorgan Chase-sponsored securitization entities at June 30, 2010, and December 31, 2009, including those that are consolidated by the Firm and those that are not consolidated by the Firm but for which the Firm has continuing involvement. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. In the table below, the amount of beneficial interests held by JPMorgan Chase will not equal the assets held in nonconsolidated VIEs, because the beneficial interests held by third parties are reflected at their current outstanding par amounts, and a portion of the Firm’s retained interests (trading assets and AFS securities) are reflected at their fair values. See Securitization activity on pages 160-161 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs.

Firm-sponsored mortgage and other consumer securitization trusts

				JPMorgan Chase interest in securitized assets
	Principal amount outstanding			in nonconsolidated VIEs(d)(e)(f)(g)(h)
			Assets held in
			nonconsolidated
	Total assets	Assets held in	securitization VIEs				Total interests
June 30, 2010(a)	held by	consolidated	with continuing	Trading	AFS	Other	held by
(in billions)	securitization VIEs	securitization VIEs	involvement	assets	securities	assets	JPMorgan Chase

Securitization-related:
Residential mortgage:
Prime(b)	$169.5	$2.6	$160.0	$0.7	$—	$—	$0.7
Subprime	45.3	1.9	41.1	—	—	—	—
Option ARMs	38.6	0.3	38.2	—	0.1	—	0.1
Commercial and other(c)	151.5	0.7	94.5	1.8	0.8	—	2.6
Student	4.7	4.7	—	—	—	—	—
Auto	0.1	0.1	—	—	—	—	—

Total	$409.7	$10.3	$333.8	$2.5	$0.9	$—	$3.4

				JPMorgan Chase interest in securitized assets
	Principal amount outstanding			in nonconsolidated VIEs(d)(e)(f)(g)(h)
			Assets held in
			nonconsolidated
	Total assets	Assets held in	securitization VIEs				Total interests
December 31, 2009(a)	held by	consolidated	with continuing	Trading	AFS	Other	held by
(in billions)	securitization VIEs	securitization VIEs	involvement	assets	securities	assets	JPMorgan Chase

Securitization-related:
Residential mortgage:
Prime(b)	$183.3	$—	$171.5	$0.9	$0.2	$—	$1.1
Subprime	50.0	—	47.3	—	—	—	—
Option ARMs	42.0	—	42.0	—	0.1	—	0.1
Commercial and other(c)	155.3	—	24.8	1.6	0.8	—	2.4
Student	4.8	3.8	1.0	—	—	0.1	0.1
Auto	0.2	—	0.2	—	—	—	—

Total	$435.6	$3.8	$286.8	$2.5	$1.1	$0.1	$3.7

(a)	Excludes loan sales to government sponsored entities (“GSEs”). See Securitization activity on pages 160-161 of this Note for information on the Firm’s loan sales to GSEs.

(b)	Includes Alt-A loans.

(c)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions. Includes co-sponsored commercial securitizations and, therefore, includes non-JPMorgan Chase-originated commercial mortgage loans.

(d)	Excludes retained servicing (for a discussion of MSRs, see Note 16 on pages 164-167 of this Form 10-Q) and securities retained from loan sales to Ginnie Mae, Fannie Mae and Freddie Mac.

(e)	Excludes senior and subordinated securities of $208 million and $51 million, respectively, at June 30, 2010, and $729 million and $146 million, respectively, at December 31, 2009, which the Firm purchased in connection with IB’s secondary market-making activities.

(f)	Includes investments acquired in the secondary market that are predominantly for held-for-investment purposes, of $182 million and $139 million as of June 30, 2010, and December 31, 2009, respectively. This is comprised of $122 million and $91 million of AFS securities, related to commercial and other; and $60 million and $48 million of investments classified as trading assets-debt and equity instruments, including $59 million and $47 million of residential mortgages, and $1 million and $1 million of commercial and other, all respectively, at June 30, 2010, and December 31, 2009.

(g)	Excludes interest rate and foreign exchange derivatives primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 5 on pages 128-136 of this Form 10-Q for further information on derivatives.

(h)	Includes interests held in re-securitization transactions.
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
For Firm-sponsored securitizations serviced by RFS, the Firm is deemed to have the power to direct the significant activities of the VIE, as it is the servicer of the loans and is responsible for decisions related to loan modifications and workouts. For the loans serviced by unrelated third parties, the Firm is not the primary beneficiary, as the power to direct the significant activities resides with the third-party servicer. In a limited number of securitizations, RFS, in addition to having servicing rights, may retain an interest in the VIE that could potentially be significant to the VIE. In these instances, the Firm is deemed to be the primary beneficiary. As of June 30, 2010, due to RFS’s servicing arrangements and retained interests, the Firm consolidated approximately $3.3 billion of assets and $3.4 billion of liabilities of Firm-sponsored residential mortgage securitization trusts. As of December 31, 2009, RFS did not consolidate any VIEs in accordance with the accounting treatment under prior accounting rules. Additionally, RFS held retained interests of approximately $245 million and $537 million as of June 30, 2010, and December 31, 2009, respectively, in nonconsolidated securitization entities. See pages 161-163 of this Note for further information on retained interests held in nonconsolidated VIEs; these retained interests are classified as trading assets or AFS securities.
IB may engage in underwriting and trading activities of the securities issued by Firm-sponsored securitization trusts. As a result, IB at times retains senior and/or subordinated interests (including residual interests) in residential mortgage securitizations upon securitization, and/or reacquires positions in the secondary market in the normal course of business. In certain instances as a result of the size of the positions retained or reacquired by IB, when considered together with the servicing arrangements entered into by RFS, the Firm is deemed to be the primary beneficiary of certain trusts. As of June 30, 2010, the Firm consolidated approximately $1.2 billion of VIE assets and $684 million of liabilities due to IB’s involvement with such trusts. These entities were not consolidated at December 31, 2009, in accordance with the accounting treatment under prior accounting rules. Additionally, IB held approximately $488 million, and $699 million of senior and subordinated interests as of June 30, 2010, and December 31, 2009, respectively, in nonconsolidated securitization entities. This includes approximately $1 million and $2 million of residual interests as of June 30, 2010, and December 31, 2009, respectively. See pages 161-163 of this Note for further information on interests held in nonconsolidated securitizations. These retained interests are accounted for at fair value and classified as trading assets.
The Firm’s mortgage loan sales are primarily nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. However, for a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 22 on pages 170-174 of this Form 10-Q for additional information on loans sold with recourse, as well as information on indemnifications for breaches of representations and warranties. See page 161 of this Note for further information on loans sold to the GSEs.
Commercial mortgages and other consumer securitizations
IB securitizes commercial mortgage loans that it originates. Additionally, IB may also engage in underwriting and trading of securities issued by the securitization trusts. IB may retain unsold senior and/or subordinated interests in commercial mortgage securitizations at the time of securitization but generally does not service commercial loan securitizations. For loans serviced by unrelated third parties, the Firm generally does not have the power to direct the significant activities of the VIE and, therefore, does not consolidate the VIEs. As of June 30, 2010, the Firm consolidated approximately $637 million of commercial mortgage securitization trusts due to the Firm holding certain subordinated interests that give the Firm the power to direct the activities of these entities. These entities were not consolidated at December 31, 2009, in accordance with the accounting treatment under prior accounting rules. At June 30, 2010, and December 31, 2009, the Firm held $1.8 billion and $1.6 billion, respectively, of retained interests in nonconsolidated commercial mortgage securitizations. This includes approximately $9 million and $22 million of residual interests as of June 30, 2010, and December 31, 2009, respectively.
The Firm also securitizes automobile and student loans originated by RFS, and consumer loans (including automobile and student loans) purchased by IB. The Firm retains servicing responsibilities for all originated and certain purchased student and automobile loans. It also holds a retained interest in these securitizations. As such, the Firm is the primary beneficiary of and consolidates these VIEs as of June 30, 2010. As of June 30, 2010, the Firm consolidated $4.8 billion of assets and $3.5 billion of liabilities of automobile and student loan securitizations. As of December 31, 2009, the Firm held $9 million and $49 million of retained interests in nonconsolidated securitized automobile and student loan securitizations, respectively. These entities were not consolidated at December 31, 2009, in accordance with the accounting treatment under prior accounting rules. In addition, at December 31, 2009, the Firm consolidated $3.8 billion of other student loans.
Re-securitizations
The Firm also engages in certain re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. These transfers occur to both agency (Fannie Mae, Freddie Mac and Ginnie Mae) and nonagency (private-label) sponsored VIEs, which may be backed by either residential or commercial mortgages and are often structured on behalf of clients. As of June 30, 2010, the Firm did not consolidate any agency re-securitizations, as it did not have the power to direct the significant activities of the trust. As of June 30, 2010, the Firm consolidated $522 million of assets and $117 million of liabilities of private-label re-securitizations, as the Firm had both the power to direct the significant activities of, and retained an interest that is deemed to be significant in, the trust. For other nonconsolidated private-label re-securitizations, the Firm did not have the sole power to direct the significant activities of the entity. During the three months and six months ended June 30, 2010, respectively, the Firm transferred $7.8 billion and $663 million, respectively, and $14.3 billion and $1.0 billion, respectively, of securities to agency and private-label VIEs. At June 30, 2010, the Firm held approximately $1.7 billion and $23 million of senior and subordinated interests, respectively, in nonconsolidated agency and private-label re-securitization entities. See pages 161-163 of this Note for further information on interests held in nonconsolidated securitization VIEs.
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
Consolidated Firm-administered multi-seller conduits

Total assets held by
			Firm-administered	Commercial paper
			multi-seller	issued to third
(in billions)	Loans	Other assets	conduits	parties

June 30, 2010	$20.9	$1.9	$22.8	$22.8

The Firm provides both deal-specific and program-wide liquidity facilities. Because the majority of the deal-specific liquidity facilities will only fund nondefaulted assets, program-wide credit enhancement is required to absorb losses on defaulted receivables in excess of losses absorbed by any deal-specific credit enhancement. Program-wide credit enhancement may be provided by JPMorgan Chase in the form of standby letters of credit or by third-party surety bond providers. The amount of program-wide credit enhancement required varies by conduit and ranges between 5% and 10% of applicable commercial paper outstanding. The Firm provided $2.0 billion of program-wide credit enhancement at June 30, 2010.
VIEs associated with investor intermediation activities
For a more detailed description of JPMorgan Chase’s principal involvement with investor intermediation activities, see Note 16 on pages 209-212 of JPMorgan Chase’s 2009 Annual Report.
Municipal bond vehicles
The Firm consolidates municipal bond vehicles if it owns the residual interest. The residual interest generally allows the owner to make decisions that significantly impact the economic performance of the municipal bond vehicle, primarily by directing the sale of the municipal bonds owned by the vehicle. In addition, the residual interest owners have the right to receive benefits and bear losses that could potentially be significant to the municipal bond vehicle. The Firm does not consolidate municipal bond vehicles if it does not own the residual interests, since the Firm does not have the power to make decisions that significantly impact the economic performance of the municipal bond vehicle.

The Firm’s exposure to nonconsolidated municipal bond VIEs at June 30, 2010, and December 31, 2009, including the ratings profile of the VIEs’ assets, was as follows.

	Fair value of assets			Maximum
(in billions)	held by VIEs	Liquidity facilities(b)	Excess/(deficit)(c)	exposure

Nonconsolidated municipal bond vehicles(a)
June 30, 2010	$13.9	$8.7	$5.2	$8.7
December 31, 2009	13.2	8.4	4.8	8.4

	Ratings profile of VIE assets(d)
	Investment-grade				Noninvestment-grade	Fair value of	Wt. avg.
(in billions, except						assets held	expected life
where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	by VIEs	of assets (years)

Nonconsolidated municipal bond vehicles(a)
June 30, 2010	$4.3	$9.3	$0.3	$—	$—	$13.9	9.0
December 31, 2009	1.6	11.4	0.2	—	—	13.2	10.1

(a)	Excluded $2.1 billion and $2.8 billion, as of June 30, 2010, and December 31, 2009, respectively, which were consolidated due to the Firm owning the residual interests.

(b)	The Firm may serve as credit enhancement provider to municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at both June 30, 2010, and December 31, 2009.

(c)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(d)	The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
Credit-linked note vehicles
The Firm structures transactions with credit-linked note vehicles in which the VIE purchases highly rated assets, such as asset-backed securities, or enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit which the VIE otherwise does not hold. The VIE then issues CLNs with maturities predominantly ranging from one to ten years in order to transfer the risk of the referenced credit to the VIE’s investors. The Firm does not generally consolidate these credit-linked note entities, since the Firm does not have the power to direct the significant activities of these entities and does not have a variable interest that could potentially be significant.
Exposure to nonconsolidated credit-linked note VIEs at June 30, 2010, and December 31, 2009, was as follows.

				Par value
	Net derivative	Trading	Total	of collateral
June 30, 2010 (in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

Credit-linked notes(a)
Static structure	$1.5	$—	$1.5	$9.9
Managed structure	4.0	0.1	4.1	11.5

Total	$5.5	$0.1	$5.6	$21.4

				Par value
	Net derivative	Trading	Total	of collateral
December 31, 2009 (in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

Credit-linked notes(a)
Static structure	$1.9	$0.7	$2.6	$10.8
Managed structure	5.0	0.6	5.6	15.2

Total	$6.9	$1.3	$8.2	$26.0

(a)	Excluded collateral with a fair value of $244 million and $855 million at June 30, 2010, and December 31, 2009, respectively, which was consolidated, as the Firm, in its role as secondary market-maker, held a majority of the issued credit-linked notes of certain vehicles.

(b)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(c)	On-balance sheet exposure that includes net derivative receivables and trading assets — debt and equity instruments.

(d)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies on the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.

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
Exposure to nonconsolidated asset swap VIEs at June 30, 2010, and December 31, 2009, was as follows.

	Net derivative	Trading	Total	Par value of collateral
(in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

June 30, 2010(a)	$0.3	$—	$0.3	$7.3
December 31, 2009(a)	0.1	—	0.1	10.2

(a)	Excluded the fair value of collateral of $532 million and $623 million at June 30, 2010, and December 31, 2009, respectively, which was consolidated as the Firm, in its role as secondary market-maker, held a majority of the issued notes of certain vehicles.

(b)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(c)	On-balance sheet exposure that includes net derivative receivables and trading assets—debt and equity instruments.

(d)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies upon the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.
VIEs sponsored by third parties
Investment in a third-party credit card securitization trust
The Firm holds two interests in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The Firm is not the primary beneficiary of the trust, as the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The first note is structured so that the principal amount can float up to 47% of the principal amount of the receivables held by the trust, not to exceed $4.2 billion. The Firm accounts for its investment at fair value within AFS securities. At June 30, 2010, and December 31, 2009, the amortized cost of the note was $3.1 billion and $3.5 billion, respectively, and the fair value was $3.2 billion and $3.5 billion, respectively. The Firm accounts for its other interest, which is not subject to limits, as a loan at amortized cost. This senior loan had an amortized cost and fair value of approximately $1.0 billion at both June 30, 2010, and December 31, 2009. For more information on AFS securities and loans, see Notes 11 and 13 on pages 139-144 and 145-150, respectively, of this Form 10-Q.
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

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm as of June 30, 2010, and December 31, 2009.

	Assets
	Trading assets-
June 30, 2010	debt and equity
(in billions)	instruments	Loans	Other(a)	Total assets(b)

VIE program type
Firm-sponsored credit card trusts	$—	$82.1	$1.3	$83.4
Firm-administered multi-seller conduits	—	20.9	1.9	22.8
Mortgage securitization entities	2.3	3.3	—	5.6
Other	5.2	5.7	1.7	12.6

Total	$7.5	$112.0	$4.9	$124.4

	Liabilities
June 30, 2010	Beneficial interests
(in billions)	in VIE assets(c)	Other(d)	Total liabilities

VIE program type
Firm-sponsored credit card trusts	$56.0	$—	$56.0
Firm-administered multi-seller conduits	22.8	—	22.8
Mortgage securitization entities	3.0	1.8	4.8
Other	6.3	0.8	7.1

Total	$88.1	$2.6	$90.7

	Assets
	Trading assets-
December 31, 2009	debt and equity
(in billions)	instruments	Loans	Other(a)	Total assets(b)

VIE program type
Firm-sponsored credit card trusts(e)	$—	$6.1	$0.8	$6.9
Firm-administered multi-seller conduits	—	2.2	2.9	5.1
Mortgage securitization entities	—	—	—	—
Other	6.4	4.7	1.3	12.4

Total	$6.4	$13.0	$5.0	$24.4

	Liabilities
December 31, 2009	Beneficial interests
(in billions)	in VIE assets(c)	Other(d)	Total liabilities

VIE program type
Firm-sponsored credit card trusts(e)	$3.9	$—	$3.9
Firm-administered multi-seller conduits	4.8	—	4.8
Mortgage securitization entities	—	—	—
Other	6.5	2.2	8.7

Total	$15.2	$2.2	$17.4

(a)	Included assets classified as cash, resale agreements, derivative receivables, available-for-sale, and other assets within the Consolidated Balance Sheets.

(b)	The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(c)	The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $65.1 billion and $10.4 billion at June 30, 2010, and December 31, 2009, respectively. The maturities of the long-term beneficial interests as of June 30, 2010, were as follows: $22.1 billion under one year, $33.2 billion between one and five years, and $9.8 billion over 5 years.

(d)	Included liabilities classified as other borrowed funds and accounts payable and other liabilities in the Consolidated Balance Sheets.

(e)	Includes the receivables and related liabilities of the WMM Trust. For further discussion, see Note 15 on pages 198-205 respectively, of JPMorgan Chase’s 2009 Annual Report.

Supplemental information on loan securitizations
The Firm securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student and commercial (primarily related to real estate) loans, as well as debt securities. The primary purposes of these securitization transactions are to satisfy investor demand and to generate liquidity for the Firm.
For a discussion of the accounting treatment under prior accounting rules relating to loan securitizations, see Note 1 on pages 142-143 and Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report.
Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three and six months ended June 30, 2010 and 2009, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, as sale accounting was achieved based on the accounting rules in effect at the time of the securitization. For the three- and six-month periods ended June 30, 2009, there were no mortgage loans that were securitized, and there were no cash flows from the Firm to the SPEs related to recourse or guarantee arrangements. Effective January 1, 2010, all of the Firm-sponsored credit card, student loan and auto securitization trusts were consolidated as a result of the new consolidation guidance related to VIEs and, accordingly, are not included in the securitization activity tables below for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30, 2010
	Residential mortgage
(in millions)	Prime(f)	Subprime	Option ARMs	Commercial and other

Principal securitized	$—	$—	$—	$562
Pretax gains	—	—	—	—	(g)
All cash flows during the period(a):
Proceeds from new securitizations(b)				$592
Servicing fees collected	$89	$53	$118	1
Other cash flows received(c)	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(d)	52	6	—	—
Cash flows received on the interests that continue to be held by the Firm(e)	73	9	6	30

	Three months ended June 30, 2009
	Residential mortgage
(in millions)	Prime(f)	Subprime	Option ARMs	Commercial and other

All cash flows during the period(a):
Servicing fees collected	$111	$41	$118	$1
Other cash flows received(c)	2	1	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(d)	35	—	10	—
Cash flows received on the interests that continue to be held by the Firm(e)	210	8	16	34

	Six months ended June 30, 2010
	Residential mortgage
(in millions)	Prime(f)	Subprime	Option ARMs	Commercial and other

Principal securitized	$—	$—	$—	$562
Pretax gains	—	—	—	—	(g)
All cash flows during the period(a):
Proceeds from new securitizations(b)				$592
Servicing fees collected	$164	$99	$235	2
Other cash flows received(c)	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(d)	100	6	—	—
Cash flows received on the interests that continue to be held by the Firm(e)	153	19	12	68

	Six months ended June 30, 2009
	Residential mortgage
				Commercial
(in millions)	Prime(f)	Subprime	Option ARMs	and other

All cash flows during the period(a):
Servicing fees collected	$232	$85	$246	$8
Other cash flows received(c)	6	2	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(d)	76	—	13	—
Cash flows received on the interests that continue to be held by the Firm(e)	364	13	64	158

(a)	Excludes loan sales for which the Firm did not securitize (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(b)	Proceeds were received in the form of securities and were classified in level 2 of the fair value measurement hierarchy. A majority of these securities were sold for cash shortly after securitization.

(c)	Includes excess servicing fees and other ancillary fees received.

(d)	Includes cash paid by the Firm to reacquire assets from the off-balance sheet, nonconsolidated entities—for example, servicer clean-up calls.

(e)	Includes cash flows received on retained interests—including, for example, principal repayments and interest payments.

(f)	Includes Alt-A loans and re-securitization transactions.

(g)	As of January 1, 2007, the Firm elected the fair value option for IB warehouse. The carrying value of these loans accounted for at fair value approximated the proceeds received from securitization.
Loans sold to agencies and other third-party sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans, predominantly to Ginnie Mae, Fannie Mae, and Freddie Mac, (the “Agencies”). These loans are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans through certain guarantee provisions. The Firm does not consolidate these securitization vehicles as it is not the primary beneficiary. In connection with these loan sales, the Firm makes certain representations and warranties. For additional information about the Firm’s loan sale- and securitization-related indemnifications, see Note 22 on pages 170-174 of this Form 10-Q.
The Firm generally retains the right to service the mortgage loans in accordance with the respective servicing guidelines and standards, which is a form of continuing involvement, and records this right as a servicing asset at the time of sale.
The following table summarizes these loan sale activities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Carrying value of loans sold(a)(b)	$30,173	$41,706	$65,547	$81,608
Proceeds received from loan sales(c)	29,710	40,751	64,416	79,676
Gains on loan sales	70	29	91	46

(a)	Predominantly to the Agencies.

(b)	See Note 16 on pages 164-167 of this Form 10-Q for further information on originated MSRs.

(c)	Predominantly includes securities from the Agencies that are generally sold shortly after receipt.
JPMorgan Chase’s interest in securitized assets held at fair value
The following table summarizes the Firm’s nonconsolidated securitization interests which are carried at fair value on the Firm’s Consolidated Balance Sheets at June 30, 2010, and December 31, 2009. The risk ratings are periodically reassessed as information becomes available. As of June 30, 2010, and December 31, 2009, 69% and 76%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better.

	Ratings profile of interests held (b)(c)(d)
	June 30, 2010			December 31, 2009
	Investment-	Noninvestment-	Retained	Investment-	Noninvestment-	Retained
(in billions)	grade	grade	interests	grade	grade	interests(e)

Asset types:
Residential mortgage:
Prime(a)	$0.2	$0.5	$0.7	$0.7	$0.4	$1.1
Subprime	—	—	—	—	—	—
Option ARMs	0.1	—	0.1	0.1	—	0.1
Commercial and other	2.3	0.3	2.6	2.2	0.2	2.4

Total	$2.6	$0.8	$3.4	$3.0	$0.6	$3.6

(a)	Includes retained interests in Alt-A loans and re-securitization transactions.

(b)	The ratings scale is presented on an S&P-equivalent basis.

(c)	Includes $182 million and $139 million of investments acquired in the secondary market, but predominantly held for investment purposes, as of June 30, 2010, and December 31, 2009, respectively. Of this amount, $147 million and $108 million is classified as investment-grade as of June 30, 2010, and December 31, 2009, respectively.

(d)	Excludes senior and subordinated securities of $259 million and $875 million at June 30, 2010, and December 31, 2009, respectively, which the Firm purchased in connection with IB’s secondary market-making activities.

(e)	Excludes $49 million of retained interests in student loans at December 31, 2009.
The table below outlines the key economic assumptions used to determine the fair value as of June 30, 2010, and December 31, 2009, of certain of the Firm’s retained interests in nonconsolidated VIEs, other than MSRs, that are valued using modeling techniques. The table below also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 164-167 of this Form 10-Q.

	Residential mortgage
June 30, 2010				Commercial
(in millions, except rates and where otherwise noted)	Prime(a)	Subprime	Option ARMs	and other

JPMorgan Chase interests in securitized assets	$676	$26	$112	$2,562

Weighted-average life (in years)	6.1	4.3	4.3	3.2

Weighted-average constant prepayment rate	9.2%	3.5%	16.4%	—%
	CPR	CPR	CPR	CPR
Impact of 10% adverse change	$(17)	$(1)	$(2)	$—
Impact of 20% adverse change	(32)	(1)	(3)	—

Weighted-average loss assumption	7.0%	30.3%	4.2%	1.8%
Impact of 10% adverse change	$(12)	$(1)	$—	$(74)
Impact of 20% adverse change	(22)	(2)	—	(168)
Weighted-average discount rate	12.6%	13.0%	5.9%	15.0%
Impact of 10% adverse change	$(28)	$(1)	$(2)	$(73)
Impact of 20% adverse change	(57)	(1)	(3)	(133)

	Residential mortgage
December 31, 2009				Commercial
(in millions, except rates and where otherwise noted)	Prime(a)	Subprime	Option ARMs	and other

JPMorgan Chase interests in securitized assets	$1,143	$27	$113	$2,361

Weighted-average life (in years)	8.3	4.3	5.1	3.5

Weighted-average constant prepayment rate	4.9%	21.8%	15.7%	—%
	CPR	CPR	CPR	CPR
Impact of 10% adverse change	$(15)	$(2)	$—	$—
Impact of 20% adverse change	(31)	(3)	(1)	—

Weighted-average loss assumption	3.2%	2.7%	0.7%	1.4%
Impact of 10% adverse change	$(15)	$(4)	$—	$(41)
Impact of 20% adverse change	(29)	(7)	—	(100)
Weighted-average discount rate	11.4%	23.2%	5.4%	12.5%
Impact of 10% adverse change	$(41)	$(2)	$(1)	$(72)
Impact of 20% adverse change	(82)	(4)	(3)	(139)

(a)	Includes retained interests in Alt-A loans and re-securitization transactions.

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
Loan delinquencies and net charge-offs
The table below includes information about delinquencies, net charge-offs and components of off-balance sheet securitized financial assets as of June 30, 2010, and December 31, 2009.

	Credit exposure		Nonperforming loans		Net loan charge-offs(e)
					Three months ended		Six months ended
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,		June 30,
(in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Securitized loans:(a)
Residential mortgage:
Prime mortgage(b)(c)	$159,991	$171,547	$35,008	$33,838	$1,696	$2,395	$3,385	$4,591
Subprime mortgage(c)	41,061	47,261	17,558	19,505	951	2,044	2,116	4,278
Option ARMs(c)	38,247	41,983	11,301	10,973	637	474	1,226	854
Commercial and other(c)	94,479	24,799	5,158	1,244	116	5	143	10

Total loans securitized(d)	$333,778	$285,590	$69,025	$65,560	$3,400	$4,918	$6,870	$9,733

(a)	There were no loans that were 90 days past due and still accruing at June 30, 2010, and December 31, 2009.

(b)	Includes Alt-A loans.

(c)	Total assets held in securitization-related SPEs were $409.7 billion and $435.6 billion at June 30, 2010, and December 31, 2009, respectively. The $333.8 billion and $285.6 billion of loans securitized at June 30, 2010, and December 31, 2009, respectively, excludes: $65.6 billion and $145.0 billion of securitized loans in which the Firm has no continuing involvement, zero and $1.2 billion of nonconsolidated auto and student loan securitizations, and $10.3 billion and $3.8 billion of loan securitizations (including automobile and student loans) consolidated on the Firm’s Consolidated Balance Sheets at June 30, 2010, and December 31, 2009, respectively.

(d)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

(e)	Net charge-offs represent losses realized upon liquidation of the assets held by off-balance sheet securitization entities.

NOTE 16 — GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 17 on pages 214-217 of JPMorgan Chase’s 2009 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	June 30, 2010	December 31, 2009

Goodwill	$48,320	$48,357
Mortgage servicing rights	11,853	15,531

Other intangible assets:
Purchased credit card relationships	$1,051	$1,246
Other credit card-related intangibles	629	691
Core deposit intangibles	1,041	1,207
Other intangibles	1,457	1,477

Total other intangible assets	$4,178	$4,621

Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	June 30, 2010	December 31, 2009

Investment Bank	$4,963	$4,959
Retail Financial Services	16,816	16,831
Card Services	14,128	14,134
Commercial Banking	2,866	2,868
Treasury & Securities Services	1,665	1,667
Asset Management	7,505	7,521
Corporate/Private Equity	377	377

Total goodwill	$48,320	$48,357

The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Balance at beginning of period(a)	$48,359	$48,201	$48,357	$48,027
Changes during the period from:
Business combinations	10	35	19	245
Dispositions	—	—	(19)	—
Other(b)	(49)	52	(37)	16

Balance at June 30,(a)	$48,320	$48,288	$48,320	$48,288

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
The $37 million decrease in goodwill from December 31, 2009, was largely due to foreign currency translation adjustments related to the Firm’s credit card and merchant businesses, the divestiture of certain non-strategic businesses, as well as tax-related purchase accounting adjustments associated with the Bank One merger.
Goodwill was not impaired at June 30, 2010, or December 31, 2009, nor was any goodwill written off due to impairment during the six month periods ended June 30, 2010 or 2009. During the six months ended June 30, 2010, in addition to reviewing the current conditions and prior projections for all of its reporting units, the Firm updated the discounted cash flow valuations of its consumer lending businesses in RFS and CS, as these businesses continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of recent regulatory and legislative changes. As a result of this review, the Firm concluded that goodwill for these businesses and the Firm’s other reporting units was not impaired at June 30, 2010.

Mortgage servicing rights
For a further description of the MSR asset, interest rate risk management, and the valuation methodology of MSRs, see Notes 3 and 17 on pages 151-152 and 214-217, respectively, of JPMorgan Chase’s 2009 Annual Report.
The following table summarizes MSR activity for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
(in millions, except where otherwise noted)	2010	2009	2010	2009

Fair value at the beginning of the period	$15,531	$10,634	$15,531	$9,403
MSR activity
Originations of MSRs	533	984	1,222	1,978
Purchase of MSRs	—	—	14	2
Disposition of MSRs	(5)	(10)	(5)	(10)

Total net additions	528	974	1,231	1,970
Change in valuation due to inputs and assumptions(a)	(3,584)	3,831	(3,680)	5,141
Other changes in fair value(b)	(622)	(839)	(1,229)	(1,914)

Total change in fair value of MSRs(c)	(4,206)	2,992	(4,909)	3,227

Fair value at June 30(d)	$11,853	$14,600	$11,853	$14,600

Change in unrealized gains/(losses) included in income related to MSRs held at June 30	$(3,584)	$3,831	$(3,680)	$5,141

Contractual service fees, late fees and other ancillary fees included in income	$1,148	$1,221	$2,280	$2,428

Third-party mortgage loans serviced at June 30 (in billions)	$1,064	$1,126	$1,064	$1,126

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. “Total realized/unrealized gains/(losses)” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 115-118 of this Form 10-Q include these amounts.

(b)	Includes changes in MSR value due to modeled servicing portfolio runoff (or time decay). “Purchases, issuances, settlements, net” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 115-118 of this Form 10-Q include these amounts.

(c)	Includes changes related to commercial real estate of $(2) million for the three months ended June 30, 2010 and 2009, and $(4) million for the six months ended June 30, 2010 and 2009.

(d)	Includes $37 million and $41 million related to commercial real estate at June 30, 2010 and 2009, respectively.
The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

RFS mortgage fees and related income
Production revenue(a)	$9	$284	$10	$765

Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	1,186	1,279	2,293	2,501
Other changes in MSR asset fair value(b)	(620)	(837)	(1,225)	(1,910)

Total operating revenue	566	442	1,068	591

Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model(c)	(3,584)	3,831	(3,680)	5,141
Derivative valuation adjustments and other	3,895	(3,750)	4,143	(4,057)

Total risk management	311	81	463	1,084

Total RFS net mortgage servicing revenue	877	523	1,531	1,675

All other(d)	2	(23)	5	(55)

Mortgage fees and related income	$888	$784	$1,546	$2,385

(a)	Losses related to the repurchase of previously-sold loans are recorded as a reduction to production revenue. These losses totaled $667 million and $255 million for the three months ended June 30, 2010 and 2009, respectively, and $1.1 billion and $475 million for the six months ended June 30, 2010 and 2009, respectively.

(b)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). “Purchases, issuances, settlements, net” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 115-118 of this Form 10-Q include these amounts.

(c)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. “Total realized/unrealized gains/(losses)” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 115-118 of this Form 10-Q include these amounts.

(d)	Primarily represents risk management activities performed by the Chief Investment Office (“CIO”) in the Corporate sector, including $(2) million and $(4) million related to CB MSRs for the three and six months ended June 30, 2010 and 2009, respectively.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2010, and December 31, 2009; and it outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	June 30, 2010	December 31, 2009

Weighted-average prepayment speed assumption (CPR)	16.47%	11.37%
Impact on fair value of 10% adverse change	$(939)	$(896)
Impact on fair value of 20% adverse change	(1,797)	(1,731)

Weighted-average option adjusted spread	4.34%	4.63%
Impact on fair value of 100 basis points adverse change	$(444)	$(641)
Impact on fair value of 200 basis points adverse change	(854)	(1,232)

CPR: Constant prepayment rate.
The sensitivity analysis in the preceding table is hypothetical and should be used with caution. Changes in fair value based on changes in assumptions generally cannot be easily extrapolated, because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.
Other intangible assets
For the six months ended June 30, 2010, purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangible assets decreased $443 million, primarily reflecting amortization expense.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	June 30, 2010			December 31, 2009
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
(in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,782	$4,731	$1,051	$5,783	$4,537	$1,246
Other credit card-related intangibles	884	255	629	894	203	691
Core deposit intangibles	4,280	3,239	1,041	4,280	3,073	1,207
Other intangibles	2,226	769	1,457 (a)	2,200	723	1,477

(a)	The decrease from December 31, 2009 includes the elimination of servicing assets for auto and student loans as a result of the adoption of the new consolidation guidance related to VIEs.
Amortization expense
The Firm’s intangible assets with finite lives are amortized over their useful lives in a manner that best reflects the economic benefits of the intangible asset. Intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, were determined to have an indefinite life and are not amortized.
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Purchased credit card relationships	$97	$108	$194	$224
All other intangibles:
Other credit card-related intangibles	26	23	52	46
Core deposit intangibles	83	99	166	198
Other intangibles(a)	29	35	66	72

Total amortization expense	$235	$265	$478	$540

(a)	Excludes amortization expense related to servicing assets on securitized automobile loans, which is recorded in lending- and deposit-related fees, of $1 million for the six months ended June 30, 2009. Effective January 1, 2010, the Firm adopted new accounting guidance which resulted in the elimination of those servicing assets.

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets.

		Other credit
	Purchased credit	card related	Core deposit	Other
For the year: (in millions)	card relationships	intangibles	intangibles	intangibles	Total

2010(a)	$354	$102	$329	$129	$914
2011	290	101	284	118	793
2012	251	103	240	114	708
2013	212	103	195	110	620
2014	109	99	103	98	409

(a)	Includes $194 million, $52 million, $166 million and $66 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first six months of 2010.
NOTE 17 — DEPOSITS
For further discussion of deposits, see Note 19 on page 218 in JPMorgan Chase’s 2009 Annual Report.
At June 30, 2010, and December 31, 2009, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2010	December 31, 2009

U.S. offices:
Noninterest-bearing	$208,064	$204,003
Interest-bearing
Demand(a)	15,786	15,964
Savings(b)	315,486	297,949
Time (included $2,453 and $1,463 at fair value at June 30, 2010, and December 31, 2009, respectively)	102,492	125,191

Total interest-bearing deposits	433,764	439,104

Total deposits in U.S. offices	641,828	643,107

Non-U.S. offices:
Noninterest-bearing	9,094	8,082
Interest-bearing
Demand	175,636	186,885
Savings	645	661
Time (included $2,437 and $2,992 at fair value at June 30, 2010, and December 31, 2009, respectively)	60,602	99,632

Total interest-bearing deposits	236,883	287,178

Total deposits in non-U.S. offices	245,977	295,260

Total deposits	$887,805	$938,367

(a)	Represents Negotiable Order of Withdrawal (“NOW”) accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).
NOTE 18 — OTHER BORROWED FUNDS
The following table details the components of other borrowed funds.

(in millions)	June 30, 2010	December 31, 2009

Advances from Federal Home Loan Banks(a)	$14,324	$27,847
Other	30,107	27,893

Total other borrowed funds(b)	$44,431	$55,740

(a)	Maturities of advances from the FHLBs are $10.1 billion, $16 million, $3.2 billion, $20 million, and $12 million in each of the 12-month periods ending June 30, 2011, 2012, 2013, 2014, and 2015, respectively, and $928 million maturing after June 30, 2015.

(b)	Includes other borrowed funds of $7.4 billion and $5.6 billion accounted for at fair value at June 30, 2010, and December 31, 2009, respectively.

NOTE 19 — EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 25 on page 224 of JPMorgan Chase’s 2009 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2010	2009	2010	2009

Basic earnings per share
Net income	$4,795	$2,721	$8,121	$4,862
Less: Preferred stock dividends	163	473	325	1,002
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury(a)	—	1,112	—	1,112

Net income applicable to common equity	4,632	1,136	7,796	2,748
Less: Dividends and undistributed earnings allocated to participating securities	269	64	461	157

Net income applicable to common stockholders	$4,363	$1,072	$7,335	$2,591
Total weighted-average basic shares outstanding	3,983.5	3,811.5	3,977.0	3,783.6

Net income per share(a)	$1.10	$0.28	$1.84	$0.68

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2010	2009	2010	2009

Diluted earnings per share
Net income applicable to common stockholders	$4,363	$1,072	$7,335	$2,591
Total weighted-average basic shares outstanding	3,983.5	3,811.5	3,977.0	3,783.6
Add: Employee stock options and SARs(b)	22.1	12.6	23.2	7.8

Total weighted-average diluted shares outstanding(c)	4,005.6	3,824.1	4,000.2	3,791.4

Net income per share(a)	$1.09	$0.28	$1.83	$0.68

(a)	The calculation of basic and diluted EPS for the three and six months ended June 30, 2009, includes a one-time noncash reduction of $1.1 billion, or $0.27 and $0.28 per share, respectively, resulting from the redemption of the Series K Preferred Stock issued to the U.S. Treasury.

(b)	Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and warrants originally issued under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock aggregating 224 million and 315 million shares for the three months ended June 30, 2010 and 2009, respectively, and 232 million and 339 million shares for the six months ended June 30, 2010 and 2009, respectively.

(c)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.
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

						Net loss and prior
						service costs/(credit)	Accumulated
Six months ended	Unrealized		Translation			of defined benefit	other
June 30, 2010	gains/(losses) on		adjustments,			pension and	comprehensive
(in millions)	AFS securities(b)		net of hedges	Cash flow hedges		OPEB plans	income/(loss)

Balance at January 1, 2010	$2,032	(c)	$(16)	$181		$(2,288)	$(91)
Cumulative effect of changes in accounting principles(a)	(129)		—	—		—	(129)
Net change	2,339	(d)	(25) (e)	165	(f)	145 (g)	2,624

Balance at June 30, 2010	$4,242	(c)	$(41)	$346		$(2,143)	$2,404

				Net loss and prior
				service costs/(credit)	Accumulated
Six months ended	Unrealized	Translation		of defined benefit	other
June 30, 2009	gains/(losses) on	adjustments,		pension and	comprehensive
(in millions)	AFS securities(b)	net of hedges	Cash flow hedges	OPEB plans	income/(loss)

Balance at January 1, 2009	$(2,101)	$(598)	$(202)	$(2,786)	$(5,687)
Net change	1,576 (d)	491 (e)	95 (f)	87 (g)	2,249

Balance at June 30, 2009	$(525)	$(107)	$(107)	$(2,699)	$(3,438)

(a)	Reflects the effect of adoption of new consolidation guidance related to VIEs. The decrease in AOCI is a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation. For further discussion, see Note 15 on pages 151-163 of this Form 10-Q.

(b)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.

(c)	Includes after-tax unrealized losses of $(126) million and $(226) million not related to credit on debt securities for which credit losses have been recognized in income at June 30, 2010, and December 31, 2009, respectively.

(d)	The net change for the six months ended June 30, 2010, was due primarily to the narrowing of spreads on mortgage-backed securities and CLOs partially offset by declines in non-U.S. government debt and realization of gains due to portfolio repositioning. The net change for the six months ended June 30, 2009, was due primarily to the narrowing of spreads on U.S. government agency mortgage-backed securities and credit card ABS positions as a result of improvement in the credit environment.

(e)	Includes $(489) million and $509 million at June 30, 2010 and 2009, respectively, of after-tax gains/(losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, partially offset by $464 million and $(18) million, respectively, of after-tax gains/(losses) on hedges. The Firm may not hedge its entire exposure to foreign currency translation on net investments in foreign operations.

(f)	The net change for the six months ended June 30, 2010, included $6 million of after-tax gains recognized in income, and $171 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income. The net change for the six months ended June 30, 2009, included $86 million of after-tax gains recognized in income and $181 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income.

(g)	The net changes for the six months ended June 30, 2010 and 2009, were primarily due to after-tax adjustments based on the final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension and OPEB plans (for 2009 and 2008, respectively); and the amortization of net loss and prior service credit into net periodic benefit cost. The net change for 2009 also included an offset for a change in tax rates.
NOTE 21 — COMMITMENTS AND CONTINGENCIES
For a discussion of the Firm’s commitments and contingencies, see Note 30 on page 230 of JPMorgan Chase’s 2009 Annual Report.
Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation. At June 30, 2010, the Firm and its subsidiaries were named as a defendant or were otherwise involved in several thousand legal proceedings, investigations and litigations in various jurisdictions around the world. The Firm’s material legal proceedings are described in Item 1: Legal Proceedings on pages 188-196 of this Form 10-Q (the “Legal Proceedings section”), to which reference is hereby made.
The Firm has established reserves for several hundred of its cases. The Firm accrues for a litigation-related liability when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its litigations, proceedings and investigations each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards as appropriate, based on management’s best judgment after consultation with counsel. During the three and six months ended June 30, 2010, the Firm incurred $792 million and $3.7 billion, respectively, of litigation expense. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.

The Firm’s legal proceedings range from cases involving a single plaintiff to class action lawsuits with classes involving thousands of plaintiffs. These cases involve each of the various lines of business of the Firm and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which are at preliminary stages of adjudication and/or present novel factual claims or legal theories. While some cases pending against the Firm specify the damages claimed by the plaintiff, many seek an indeterminate amount of damages or are at very early stages; and even where damages are specified by the plaintiff, such claimed amount may not correlate to reasonably possible losses or those that might be judicially determined to be payable by the Firm.
The Firm does not believe that an aggregate range of reasonably possible losses (defined by the relevant accounting literature to include all potential losses other than those deemed “remote”) can be determined for asserted and probable unasserted claims as of June 30, 2010. This would require the Firm to make assessments regarding claims, or portion of claims, where actual damages have not been specified by the plaintiffs, or to assess novel claims or claims that are at preliminary stages of adjudication . For those legal matters where damages have been specified by the plaintiff, such claimed damages may, in some instances, provide the upper end of the range of reasonably possible losses as previously defined. Accordingly, to assist the reader’s understanding of the potential magnitude of the matters at issue, the Firm has included in its current description of the status of each matter set forth in the Legal Proceedings section, for each particular matter where the information is available, the amount of damages claimed or publicly available information that pertains to the damages claimed where not so specified.
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
To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on pages 150-151 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2010, and December 31, 2009. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

Off—balance sheet lending-related financial instruments, guarantees and other commitments

	Contractual amount		Carrying value(i)
	June 30,	December 31,	June 30,	December 31,
(in millions)	2010	2009	2010	2009

Lending-related
Consumer:
Home equity — senior lien	$18,320	$19,246	$—	$—
Home equity — junior lien	33,985	37,231	—	—
Prime mortgage	958	1,654	—	—
Subprime mortgage	—	—	—	—
Option ARMs	—	—	—	—
Auto loans	6,029	5,467	5	7
Credit card	550,442	569,113	—	—
All other loans	10,207	11,229	5	5

Total consumer	619,941	643,940	10	12

Wholesale:
Other unfunded commitments to extend credit(a)(b)	188,093	192,145	382	356
Asset purchase agreements(b)	—	22,685	—	126
Standby letters of credit and other financial guarantees(a)(c)(d)	91,167	91,485	879	919
Unused advised lines of credit	38,916	35,673	—	—
Other letters of credit(a)(d)	6,376	5,167	1	1

Total wholesale	324,552	347,155	1,262	1,402

Total lending-related	$944,493	$991,095	$1,272	$1,414

Other guarantees and commitments
Securities lending guarantees(e)	$161,514	$170,777	NA	NA
Derivatives qualifying as guarantees(f)	79,259	87,191	$786	$762
Equity investment commitments(g)	2,207	2,374	—	—
Building purchase commitment	670	670	—	—
Loan sale and securitization-related indemnifications:
Repurchase liability(h)	NA	NA	2,332	1,705
Loans sold with recourse	11,328	13,544	148	271

(a)	At June 30, 2010, and December 31, 2009, represents the contractual amount net of risk participations totaling $609 million and $643 million, respectively, for other unfunded commitments to extend credit; $23.4 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $828 million and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)	Upon the adoption of the new consolidation guidance related to VIEs, $24.2 billion of lending-related commitments between the Firm and Firm-administered multi-seller conduits were eliminated upon consolidation. The decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments directly between the multi-seller conduits and clients; these unfunded commitments of the consolidated conduits are now included as off-balance sheet lending-related commitments of the Firm.

(c)	At June 30, 2010, and December 31, 2009, includes unissued standby letters of credit commitments of $39.4 billion and $38.4 billion, respectively.

(d)	At June 30, 2010, and December 31, 2009, JPMorgan Chase held collateral relating to $34.7 billion and $31.5 billion, respectively, of standby letters of credit; and $2.7 billion and $1.3 billion, respectively, of other letters of credit.

(e)	At June 30, 2010, and December 31, 2009, collateral held by the Firm in support of securities lending indemnification agreements totaled $164.5 billion and $173.2 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees. The carrying value at June 30, 2010, and December 31, 2009, reflects derivative payables of $1.0 billion and $981 million, respectively, less derivative receivables of $232 million and $219 million, respectively.

(g)	At June 30, 2010, and December 31, 2009, includes unfunded commitments to third-party private equity funds of $1.2 billion and $1.5 billion respectively. Also includes unfunded commitments for other equity investments of $981 million and $897 million, respectively. These commitments include $1.2 billion and $1.5 billion, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 110-124 of this Form 10-Q.

(h)	Represents estimated repurchase liability related to indemnifications for breaches of representations and warranties in loan sale and securitization agreements. For additional information, see Loan sale and securitization-related indemnifications on pages 173-174 of this Note.

(i)	For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability. For derivative-related products, the carrying value represents the fair value. For all other products the carrying value represents the valuation reserve.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit include commitments to U.S. states and municipalities, hospitals and other not-for-profit entities to provide funding for periodic tenders of their variable-rate demand bond obligations or commercial paper. Performance by the Firm is required in the event that the variable-rate demand bonds or commercial paper cannot be remarketed to new investors. The amount of commitments related to variable-rate demand bonds and commercial paper of U.S. states and municipalities, hospitals and not-for-profit entities was $19.1 billion and $23.3 billion at June 30, 2010, and December 31, 2009, respectively. Similar commitments exist to extend credit in the form of liquidity facility agreements with nonconsolidated municipal bond VIEs. For further information, see Note 15 on pages 151-163 of this Form 10-Q.
Also included in other unfunded commitments to extend credit are commitments to investment- and noninvestment-grade counterparties in connection with leveraged acquisitions. These commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. The amounts of commitments related to leveraged acquisitions were $2.9 billion at both June 30, 2010, and December 31, 2009. For further information, see Note 3 and Note 4 on pages 110-124 and 125-127 respectively, of this Form 10-Q.
Guarantees
The Firm considers the following off-balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off-balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report. The amount of the liability related to guarantees recorded at June 30, 2010, and December 31, 2009, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was $360 million and $475 million, respectively.
Standby letters of credit
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $880 million and $920 million at June 30, 2010, and December 31, 2009, respectively, which was classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values include $520 million and $553 million, respectively, for the allowance for lending-related commitments, and $360 million and $367 million, respectively, for the guarantee liability.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of June 30, 2010, and December 31, 2009.
Standby letters of credit and other financial guarantees and other letters of credit

	June 30, 2010		December 31, 2009
	Standby letters of		Standby letters of
	credit and other	Other letters	credit and other	Other letters
(in millions)	financial guarantees	of credit	financial guarantees	of credit

Investment-grade(a)	$66,431	$4,942	$66,786	$3,861
Noninvestment-grade(a)	24,736	1,434	24,699	1,306

Total contractual amount(b)	$91,167 (c)	$6,376	$91,485 (c)	$5,167

Allowance for lending-related commitments	$519	$1	$552	$1
Commitments with collateral	34,696	2,698	31,454	1,315

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

(b)	At June 30, 2010, and December 31, 2009, represents contractual amount net of risk participations totaling $23.4 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $828 million and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(c)	At June 30, 2010, and December 31, 2009, includes unissued standby letters of credit commitments of $39.4 billion and $38.4 billion, respectively.
Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that meet the characteristics of a guarantee under U.S. GAAP. The total notional value of the derivatives that the Firm deems to be guarantees was $79.3 billion and $87.2 billion at June 30, 2010, and December 31, 2009, respectively. The notional value generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees, although exposure to certain stable value derivatives is contractually limited to a substantially lower percentage of the notional value. The fair value of the contracts reflects the probability of whether the Firm will be required to perform under the contract. The fair value related to derivative guarantees were derivative payables of $1.0 billion and $981 million and derivative receivables of $232 million and $219 million at June 30, 2010, and December 31, 2009, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 128-136 of this Form 10-Q, and Note 5 on pages 167-175 of JPMorgan Chase’s 2009 Annual Report.
Loan sale- and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
As part of the Firm’s loan sale and securitization activities, the Firm generally makes representations and warranties in its loan sale and securitization agreements that the loans sold meet certain requirements. These agreements may require the Firm (including in its roles as a servicer) to repurchase the loan, purchase the property if the loan has already been foreclosed upon, and/or reimburse the purchaser for losses if the foreclosed property has been liquidated (commonly referred to as a “make-whole payment”) if the Firm is deemed to have breached such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches under these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense. At June 30, 2010, and December 31, 2009, the Firm had recorded repurchase liabilities of $2.3 billion and $1.7 billion, respectively, which are reported in accounts payable and other liabilities net of probable recoveries from third parties. The Firm does not believe a range of reasonably possible loss (as defined by the relevant accounting literature) related to its repurchase liability can be determined for asserted and probable unasserted claims as of June 30, 2010.
For additional information, see Note 13 and Note 15 on pages 145-150 and 151-163, respectively, of this Form 10-Q, and Note 13 and Note 15 on pages 192-196 and 198-205, respectively, of JPMorgan Chase’s 2009 Annual Report.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At June 30, 2010, and December 31, 2009, the unpaid principal balance of loans sold with recourse totaled $11.3 billion and $13.5 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under this guarantee, was $148 million and $271 million at June 30, 2010, and December 31, 2009, respectively.
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
NOTE 23 — BUSINESS SEGMENTS
The Firm is managed on a line of business basis. There are six major reportable business segments — Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 20 of this Form 10-Q, and pages 53-54 and Note 34 on pages 237-239 of JPMorgan Chase’s 2009 Annual Report.
Segment results
The following tables provide a summary of the Firm’s segment results for the three and six months ended June 30, 2010, and 2009, on a managed basis. Prior to the January 1, 2010, adoption of the new consolidation guidance related to VIEs, the impact of credit card securitization adjustments had been included in reconciling items so that the total Firm results are on a reported basis. Finally, total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense/(benefit).

Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to each line of business with the changes anticipated to occur in the business, and in the competitive and regulatory landscape. The lines of business are now capitalized based on the Tier 1 common standard, rather than the Tier 1 capital standard.
Segment results and reconciliation(a)

Three months ended June 30, 2010	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(e)	Banking

Noninterest revenue	$4,432	$2,992	$861	$546
Net interest income	1,900	4,817	3,356	940

Total net revenue	6,332	7,809	4,217	1,486
Provision for credit losses	(325)	1,715	2,221	(235)
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	4,522	4,281	1,436	542

Income/(loss) before income tax expense/(benefit)	2,135	1,813	560	1,179
Income tax expense/(benefit)	754	771	217	486

Net income/(loss)	$1,381	$1,042	$343	$693

Average common equity(d)	$40,000	$28,000	$15,000	$8,000
Average assets	710,005	381,906	146,816	133,309
Return on average common equity	14%	15%	9%	35%
Overhead ratio	71	55	34	36

Three months ended June 30, 2010	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(e)(f)	Total

Noninterest revenue	$1,227	$1,699	$1,103	$(446)	$12,414
Net interest income	654	369	747	(96)	12,687

Total net revenue	1,881	2,068	1,850	(542)	25,101
Provision for credit losses	(16)	5	(2)	—	3,363
Credit reimbursement (to)/from TSS(b)	(30)	—	—	30	—
Noninterest expense(c)	1,399	1,405	1,046	—	14,631

Income/(loss) before income tax expense/(benefit)	468	658	806	(512)	7,107
Income tax expense/(benefit)	176	267	153	(512)	2,312

Net income	$292	$391	$653	$—	$4,795

Average common equity(d)	$6,500	$6,500	$55,069	$—	$159,069
Average assets	42,868	63,426	565,317	NA	2,043,647
Return on average common equity	18%	24%	NM	NM	12%
Overhead ratio	74	68	NM	NM	58

Three months ended June 30, 2009	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(e)	Banking

Noninterest revenue	$4,856	$2,940	$557	$458
Net interest income	2,445	5,030	4,311	995

Total net revenue	7,301	7,970	4,868	1,453
Provision for credit losses	871	3,846	4,603	312
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	4,067	4,079	1,333	535

Income/(loss) before income tax expense/(benefit)	2,363	45	(1,068)	606
Income tax expense/(benefit)	892	30	(396)	238

Net income/(loss)	$1,471	$15	$(672)	$368

Average common equity(d)	$33,000	$25,000	$15,000	$8,000
Average assets	710,825	410,228	193,310	137,283
Return on average common equity	18%	—%	(18)%	18%
Overhead ratio	56	51	27	37

Three months ended June 30, 2009	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(e)(f)	Total

Noninterest revenue	$1,245	$1,568	$1,400	$(71)	$12,953
Net interest income/(loss)	655	414	865	(2,045)	12,670

Total net revenue	1,900	1,982	2,265	(2,116)	25,623
Provision for credit losses	(5)	59	9	(1,664)	8,031
Credit reimbursement (to)/from TSS(b)	(30)	—	—	30	—
Noninterest expense(c)	1,288	1,354	864	—	13,520

Income/(loss) before income tax expense/(benefit)	587	569	1,392	(422)	4,072
Income tax expense/(benefit)	208	217	584	(422)	1,351

Net income/(loss)	$379	$352	$808	$—	$2,721

Average common equity(d)	$5,000	$7,000	$47,865	$—	$140,865
Average assets	35,520	59,334	573,460	(81,588)	2,038,372
Return on average common equity	30%	20%	NM	NM	3%
Overhead ratio	68	68	NM	NM	53

Six months ended June 30, 2010	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(e)	Banking

Noninterest revenue	$10,623	$5,744	$1,619	$1,046
Net interest income	4,028	9,841	7,045	1,856

Total net revenue	14,651	15,585	8,664	2,902
Provision for credit losses	(787)	5,448	5,733	(21)
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	9,360	8,523	2,838	1,081

Income/(loss) before income tax expense/(benefit)	6,078	1,614	93	1,842
Income tax expense/(benefit)	2,226	703	53	759

Net income/(loss)	$3,852	$911	$40	$1,083

Average common equity(d)	$40,000	$28,000	$15,000	$8,000
Average assets	693,157	387,854	151,864	133,162
Return on average common equity	19%	7%	1%	27%
Overhead ratio	64	55	33	37

Six months ended June 30, 2010	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(e)(f)	Total

Noninterest revenue	$2,373	$3,473	$2,384	$(887)	$26,375
Net interest income	1,264	726	1,823	(186)	26,397

Total net revenue	3,637	4,199	4,207	(1,073)	52,772
Provision for credit losses	(55)	40	15	—	10,373
Credit reimbursement (to)/from TSS(b)	(60)	—	—	60	—
Noninterest expense(c)	2,724	2,847	3,382	—	30,755

Income/(loss) before income tax expense/(benefit)	908	1,312	810	(1,013)	11,644
Income tax expense/(benefit)	337	529	(71)	(1,013)	3,523

Net income/(loss)	$571	$783	$881	$—	$8,121

Average common equity(d)	$6,500	$6,500	$53,590	$—	$157,590
Average assets	40,583	62,978	571,579	NA	2,041,177
Return on average common equity	18%	24%	NM	NM	10%
Overhead ratio	75	68	NM	NM	58

Six months ended June 30, 2009	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(e)	Banking

Noninterest revenue	$10,525	$6,537	$1,204	$880
Net interest income	5,147	10,268	8,793	1,975

Total net revenue	15,672	16,805	9,997	2,855
Provision for credit losses	2,081	7,723	9,256	605
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	8,841	8,250	2,679	1,088

Income/(loss) before income tax expense/(benefit)	4,750	832	(1,938)	1,162
Income tax expense/(benefit)	1,673	343	(719)	456

Net income/(loss)	$3,077	$489	$(1,219)	$706

Average common equity(d)	$33,000	$25,000	$15,000	$8,000
Average assets	721,934	416,813	197,234	140,771
Return on average common equity	19%	4%	(16)%	18%
Overhead ratio	56	49	27	38

Six months ended June 30, 2009	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(e)(f)	Total

Noninterest revenue	$2,393	$2,868	$102	$102	$24,611
Net interest income	1,328	817	1,854	(4,145)	26,037

Total net revenue	3,721	3,685	1,956	(4,043)	50,648
Provision for credit losses	(11)	92	9	(3,128)	16,627
Credit reimbursement (to)/from TSS(b)	(60)	—	—	60	—
Noninterest expense(c)	2,607	2,652	776	—	26,893

Income/(loss) before income tax expense/(benefit)	1,065	941	1,171	(855)	7,128
Income tax expense/(benefit)	378	365	625	(855)	2,266

Net income/(loss)	$687	$576	$546	$—	$4,862

Average common equity(d)	$5,000	$7,000	$45,691	$—	$138,691
Average assets	37,092	58,783	562,221	(82,182)	2,052,666
Return on average common equity	28%	17%	NM	NM	4%
Overhead ratio	70	72	NM	NM	53

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s lines of business results on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.

(b)	In the second quarter of 2009, IB began reporting a credit reimbursement from TSS as a component of total net revenue, whereas TSS reports the credit reimbursement as a separate line item on its income statement (not part of net revenue). Reconciling items include an adjustment to offset IB’s inclusion of the credit reimbursement in total net revenue.

(c)	Includes merger costs, which are reported in the Corporate/Private Equity segment. Merger costs attributed to the business segments for the three and six months ended June 30, 2010 and 2009, were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Investment Bank	$—	$1	$—	$16
Retail Financial Services	—	91	—	184
Card Services	—	8	—	36
Commercial Banking	—	2	—	5
Treasury & Securities Services	—	4	—	7
Asset Management	—	2	—	3
Corporate/Private Equity	—	35	—	97

(d)	Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to each line of business with the changes anticipated to occur in the business, and in the competitive and regulatory landscape.

(e)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Prior to the adoption of the new guidance, managed results for credit card excluded the impact of credit card securitizations on total net revenue, provision for credit losses and average assets, as JPMorgan Chase treated the sold receivables as if they were still on the balance sheet in evaluating the credit performance of the entire managed credit card portfolio, as operations are funded, and decisions are made about allocating resources, such as employees and capital, based on managed information. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Noninterest revenue	NA	$(294)	NA	$(834)
Net interest income	NA	1,958	NA	3,962
Provision for credit losses	NA	1,664	NA	3,128
Average assets	NA	81,588	NA	82,182

(f)	Segment managed results reflect revenue on a tax-equivalent basis, with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three and six months ended June 30, 2010 and 2009, were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009

Noninterest revenue	$416	$335	$827	$672
Net interest income	96	87	186	183
Income tax expense	512	422	1,013	855

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended June 30, 2010					Three months ended June 30, 2009
	Average			Rate		Average		Rate
(in millions, except rates)	balance	Interest		(annualized)		balance	Interest	(annualized)

Assets
Deposits with banks	$58,737	$92		0.63%		$68,001	$246	1.45%
Federal funds sold and securities purchased under resale agreements	189,573	398		0.84		142,226	368	1.04
Securities borrowed	113,650	32		0.11		122,235	(96)	(0.32)
Trading assets — debt instruments	245,532	2,601		4.25		245,444	3,002	4.91
Securities	327,425	2,564		3.14	(b)	354,216	3,210	3.64 (b)
Loans	705,189	9,991		5.68		697,908	9,832	5.65
Other assets	34,429	137		1.60		36,638	74	0.80

Total interest-earning assets	$1,674,535	15,815		3.79		1,666,668	16,636	4.00
Allowance for loan losses	(37,929)					(27,384)
Cash and due from banks	33,535					22,816
Trading assets — equity instruments	95,080					63,507
Trading assets — derivative receivables	79,409					114,096
Goodwill	48,348					48,273
Other intangible assets:
Mortgage servicing rights	14,510					12,256
Purchased credit card relationships	1,102					1,485
Other intangibles	3,163					3,733
Other assets	131,894					132,922

Total assets	$2,043,647					$2,038,372

Liabilities
Interest-bearing deposits	$668,953	$883		0.53%		$672,350	$1,165	0.70%
Federal funds purchased and securities loaned or sold under repurchase agreements	273,614	(49	)(c)	(0.07	)(c)	289,971	167	0.23
Commercial paper	37,557	18		0.19		37,371	23	0.24
Trading liabilities — debt instruments	72,276	449		2.49		43,150	404	3.76
Other borrowings and liabilities(a)	131,546	165		0.50		164,339	282	0.69
Beneficial interests issued by consolidated VIEs	90,085	306		1.36		14,493	57	1.59
Long-term debt	256,089	1,260		1.97		274,323	1,781	2.60

Total interest-bearing liabilities	1,530,120	3,032		0.79		1,495,997	3,879	1.04
Noninterest-bearing deposits	209,615					199,221
Trading liabilities — equity instruments	5,216					11,437
Trading liabilities — derivative payables	62,547					78,155
All other liabilities, including the allowance for lending-related commitments	68,928					84,359

Total liabilities	1,876,426					1,869,169

Stockholders’ equity
Preferred stock	8,152					28,338
Common stockholders’ equity	159,069					140,865

Total stockholders’ equity	167,221					169,203

Total liabilities and stockholders’ equity	$2,043,647					$2,038,372

Interest rate spread				3.00%				2.96%
Net interest income and net yield on interest-earning assets		$12,783		3.06%			$12,757	3.07%

(a)	Includes securities sold but not yet purchased.

(b)	For the quarters ended June 30, 2010 and 2009, the annualized rates for AFS securities, based on amortized cost, were 3.19% and 3.62%, respectively.

(c)	Reflects a benefit from the favorable market environments for dollar-roll financings in the second quarter of 2010.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Six months ended June 30, 2010					Six months ended June 30, 2009
	Average			Rate		Average		Rate
(in millions, except rates)	balance	Interest		(annualized)		balance	Interest	(annualized)

Assets
Deposits with banks	$61,468	$187		0.61%		$78,237	$689	1.78%
Federal funds sold and securities purchased under resale agreements	179,858	805		0.90		151,554	1,018	1.35
Securities borrowed	114,140	61		0.11		121,498	(10)	(0.02)
Trading assets — debt instruments	246,804	5,392		4.41		248,753	6,277	5.09
Securities	332,405	5,508		3.34	(b)	318,019	6,096	3.87 (b)
Loans	715,108	20,567		5.80		712,353	20,349	5.76
Other assets	31,175	230		1.49		32,050	239	1.50

Total interest-earning assets	$1,680,958	32,750		3.93		1,662,464	34,658	4.20
Allowance for loan losses	(38,430)					(25,407)
Cash and due from banks	31,789					25,003
Trading assets — equity instruments	89,408					63,130
Trading assets — derivative receivables	79,048					128,092
Goodwill	48,445					48,173
Other intangible assets:
Mortgage servicing rights	14,831					11,702
Purchased credit card relationships	1,149					1,533
Other intangibles	3,136					3,796
Other assets	130,843					134,180

Total assets	$2,041,177					$2,052,666

Liabilities
Interest-bearing deposits	$673,169	$1,727		0.52%		$704,228	$2,851	0.82%
Federal funds purchased and securities loaned or sold under repurchase agreements	272,779	(80	)(c)	(0.06	)(c)	258,217	369	0.29
Commercial paper	37,509	35		0.19		35,543	62	0.35
Trading liabilities — debt instruments	68,735	992		2.91		41,690	767	3.71
Other borrowings and liabilities(a)	127,455	337		0.53		180,309	769	0.86
Beneficial interests issued by consolidated VIEs	94,072	636		1.36		12,138	95	1.58
Long-term debt	259,279	2,520		1.96		266,571	3,525	2.67

Total interest-bearing liabilities	1,532,998	6,167		0.81		1,498,696	8,438	1.14
Noninterest-bearing deposits	204,871					198,531
Trading liabilities — equity instruments	5,470					13,036
Trading liabilities — derivative payables	60,809					86,503
All other liabilities, including the allowance for lending-related commitments	71,287					87,071

Total liabilities	1,875,435					1,883,837

Stockholders’ equity
Preferred stock	8,152					30,138
Common stockholders’ equity	157,590					138,691

Total stockholders’ equity	165,742					168,829

Total liabilities and stockholders’ equity	$2,041,177					$2,052,666

Interest rate spread				3.12%				3.06%
Net interest income and net yield on interest-earning assets		$26,583		3.19%			$26,220	3.18%

(a)	Includes securities sold but not yet purchased.

(b)	For the six months ended June 30, 2010 and 2009, the annualized rates for AFS securities, based on amortized cost, were 3.39% and 3.84%, respectively.

(c)	Reflects a benefit from the favorable market environments for dollar-roll financings during the six months ended June 30, 2010.

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
Assets under management: Represent assets actively managed by AM on behalf of Institutional, Retail, Private Bank, Private Wealth Management and JPMorgan Securities clients. Includes “committed capital not called”, on which AM earns fees. Excludes assets managed by American Century Companies, Inc. in which the Firm has a 42% ownership interest as of June 30, 2010.
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
Bear Stearns merger: Effective May 30, 2008, JPMorgan Chase merged with The Bear Stearns Companies Inc. (“Bear Stearns”), and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase. The final total purchase price to complete the merger was $1.5 billion. For additional information, see Note 2 on pages 143-148 of JPMorgan Chase’s 2009 Annual Report.
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
Credit card securitizations: For periods ended prior to the January 1, 2010, adoption of new guidance relating to the accounting for the transfer of financial assets and the consolidation of VIEs, CS’ results were presented on a “managed” basis that assumed that credit card loans that had been securitized and sold in accordance with U.S. GAAP remained on the Consolidated Balance Sheets and that earnings on the securitized loans were classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. “Managed” results excluded the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loan receivables. Securitization did not change reported net income; however, it did affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets.
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
Managed basis: A non-GAAP presentation of financial results that includes reclassifications to present revenue on a fully taxable-equivalent basis, and for periods ended prior to the January 1, 2010, adoption of new accounting guidance relating to the accounting for the transfer of financial assets and the consolidation of VIEs related to credit card securitizations. Management uses this non-GAAP financial measure at the segment level, because it believes this provides information to enable investors to understand the underlying operational performance and trends of the particular business segment and facilitates a comparison of the business segment with the performance of competitors.
Managed credit card receivables: Refers to credit card receivables on the Firm’s Consolidated Balance Sheets plus credit card receivables that have been securitized and removed from the Firm’s Consolidated Balance Sheets, for periods ended prior to the January 1, 2010, adoption of new guidance requiring the consolidation of the Firm-sponsored credit card securitization trusts.
Mark-to-market exposure: A measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the MTM value is positive, it indicates the counterparty owes JPMorgan Chase and, therefore, creates credit risk for the Firm. When the MTM value is negative, JPMorgan Chase owes the counterparty; in this situation, the Firm has liquidity risk.
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
Subprime
Subprime loans are designed for customers with one or more high risk characteristics, including but not limited to: (i) unreliable or poor payment histories; (ii) a high LTV ratio of greater than 80% (without borrower-paid mortgage insurance); (iii) a high debt-to-income ratio; (iv) an occupancy type for the loan is other than the borrower’s primary residence; or (v) a history of delinquencies or late payments on the loan.
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
Pretax margin: Represents income before income tax expense divided by total net revenue, which is, in management’s view, a comprehensive measure of pretax performance derived by measuring earnings after all costs are taken into consideration. It is, therefore, another basis that management uses to evaluate the performance of TSS and AM against the performance of their respective competitors.
Principal transactions: Realized and unrealized gains and losses from trading activities (including physical commodities inventories that are accounted for at the lower of cost or fair value) and changes in fair value associated with financial instruments held predominantly by the IB for which the fair value option was elected. Principal transactions revenue also includes private equity gains and losses.
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
Washington Mutual transaction: On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank (“Washington Mutual”) from the FDIC for $1.9 billion. The final allocation of the purchase price resulted in the recognition of negative goodwill and an extraordinary gain of $2.0 billion. For additional information, see Note 2 on pages 143-148 of JPMorgan Chase’s 2009 Annual Report.

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
Credit portfolio revenue includes net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities, and changes in the CVA, which is the component of the fair value of a derivative that reflects the credit quality of the counterparty.
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
Correspondent negotiated transactions (“CNTs”) — These transactions occur when mid-to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm, on an as-originated basis, and exclude purchased bulk servicing transactions. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and periods of rising interest rates.

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
Treasury services includes a broad range of products and services enabling clients to transfer, invest and manage the receipt and disbursement of funds, while providing the related information reporting. These products and services include U.S. dollar and multi-currency clearing, ACH, lockbox, disbursement and reconciliation services, check deposits, other check and currency—related services, trade finance and logistics solutions, commercial card and deposit products, sweeps and money market mutual funds.
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
Asset Management
Assets under management — Represent assets actively managed by AM on behalf of Institutional, Retail, Private Bank, Private Wealth Management and JPMorgan Securities clients. Includes “committed capital not called”, on which AM earns fees. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 42% ownership interest as of June 30, 2010.
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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:
•	local, regional and international business, economic and political conditions and geopolitical events;
•	changes in financial services regulation;
•	changes in trade, monetary and fiscal policies and laws;
•	securities and capital markets behavior, including changes in market liquidity and volatility;
•	changes in investor sentiment or consumer spending or savings behavior;
•	ability of the Firm to manage effectively its liquidity;
•	credit ratings assigned to the Firm or its subsidiaries;
•	the Firm’s reputation;
•	ability of the Firm to deal effectively with an economic slowdown or other economic or market difficulty;
•	technology changes instituted by the Firm, its counterparties or competitors;
•	mergers and acquisitions, including the Firm’s ability to integrate acquisitions;
•	ability of the Firm to develop new products and services, and the extent to which products or services previously sold by the Firm require the Firm to incur liabilities or absorb losses not contemplated at their initiation or origination;

•	acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;
•	ability of the Firm to attract and retain employees;
•	ability of the Firm to control expense;
•	competitive pressures;
•	changes in the credit quality of the Firm’s customers and counterparties;
•	adequacy of the Firm’s risk management framework;
•	changes in laws and regulatory requirements;
•	adverse judicial proceedings;
•	changes in applicable accounting policies;
•	ability of the Firm to determine accurate values of certain assets and liabilities;
•	occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other commodity-related activities;
•	the other risks and uncertainties detailed in Part 1, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A: Risk Factors in this Form 10-Q on pages 196-197.
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
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the Management’s discussion and analysis on pages 95-98 of this Form 10-Q.
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
Part II Other Information
Item 1 Legal Proceedings
The following information updates and restates the disclosures set forth under Part 1, Item 3 “Legal Proceedings” in the Firm’s 2009 Annual Report on Form 10-K, and Part II, Item 1 “Legal Proceedings,” in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2010 (the “Firm’s SEC filings”).
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006 and March 14, 2008 (the “Class Period”). During the Class Period, Bear Stearns had between 115 and 120 million common shares outstanding, and the price of those securities declined from a high of $172.61 to a low of $30 at the end of the period. The actions, originally commenced in several federal courts, allege that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. In connection with these allegations, the complaints assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Separately, several individual shareholders of Bear Stearns have commenced or threatened to commence arbitration proceedings and lawsuits asserting claims similar to those in the putative class actions. In addition, Bear Stearns and certain of its former officers and/or directors have also been named as defendants in a number of purported class actions commenced in the United States District Court for the Southern District of New York seeking to represent the interests of participants in the Bear Stearns Employee Stock Ownership Plan (“ESOP”) during the time period of December 2006 to March 2008. These actions allege that defendants breached their fiduciary duties to plaintiffs and to the other participants and beneficiaries of the ESOP by (a) failing to manage prudently the ESOP’s investment in Bear Stearns securities; (b) failing to communicate fully and accurately about the risks of the ESOP’s investment in Bear Stearns stock; (c) failing to avoid or address alleged conflicts of interest; and (d) failing to monitor those who managed and administered the ESOP. In connection with these allegations, each plaintiff asserts claims for violations under various sections of the Employee Retirement Income Security Act (“ERISA”) and seeks reimbursement to the ESOP for all losses, an unspecified amount of monetary damages and imposition of a constructive trust.
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
As a result of the voluntary dismissal of one previously pending derivative lawsuit, currently four civil actions remain pending in the United States District Court for the Southern District of New York relating to the Funds. Two of these actions involve derivative lawsuits brought on behalf of purchasers of partnership interests in the two U.S. feeder funds, alleging that the Bear Stearns defendants mismanaged the Funds and made material misrepresentations to and/or withheld information from investors in the funds. These actions seek, among other things, unspecified compensatory damages based on alleged investor losses. The third action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds, and seeks compensatory and punitive damages. Motions to dismiss in these three cases have been granted in part and denied in part, and discovery is ongoing. The fourth action was brought by Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract and fraud in connection with a May 2007 $4 billion securitization, known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation (“CDO”) holdings that were purchased by BofA from the High Grade Fund and the Enhanced Leverage Fund. Bank of America apparently seeks in excess of $3 billion in damages, Defendants’ motion to dismiss in this action was largely denied; an amended complaint was filed; and discovery is ongoing in this case as well.
Ralph Cioffi and Matthew Tannin, the portfolio managers for the Funds, were tried on, and acquitted of, criminal charges of securities fraud and conspiracy to commit securities and wire fraud brought by the United States Attorney’s Office for the Eastern District of New York. The United States Securities and Exchange Commission (“SEC”) is proceeding with a civil action against Cioffi and Tannin.

Municipal Derivatives Investigations and Litigation. The Department of Justice and the SEC have been investigating JPMorgan Chase and Bear Stearns for possible antitrust, securities and tax-related violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. A group of state attorneys general and the Office of the Comptroller of the Currency (“OCC”) have opened investigations into the same underlying conduct. The Firm has been cooperating with all of these investigations. The Philadelphia Office of the SEC provided notice to J.P. Morgan Securities Inc. (“JPMorgan Securities Inc.”) that it intends to recommend that the SEC bring civil charges in connection with its investigations. JPMorgan Securities Inc. has responded to that notice, as well as to a separate notice that that Philadelphia Office of the SEC provided to Bear, Stearns & Co. Inc.
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
As previously reported, following JPMorgan Securities Inc.’s settlement with the SEC in connection with certain Jefferson County, Alabama (the “County”) warrant underwritings and related swap transactions, the County filed a complaint against the Firm and several other defendants in the Circuit Court of Jefferson County, Alabama. The suit alleges that the Firm made payments to certain third parties in exchange for which it was chosen to underwrite more than $3 billion in warrants issued by the County and chosen as the counterparty for certain swaps executed by the County. In its complaint, Jefferson County alleges that the Firm concealed these third party payments and that, but for this concealment, the County would not have entered into the transactions. The County further alleges that the transactions increased the risks of its capital structure and that, following the downgrade of certain insurers that insured the warrants, the County’s interest obligations increased and the principal due on a portion of its outstanding warrants was accelerated. The Court denied the Firm’s motion to dismiss the complaint in May 2010. The Firm filed a mandamus petition with the Alabama Supreme Court, seeking immediate appellate review of this decision. The Alabama Supreme Court set a briefing schedule in connection with the petition and stayed all proceedings pending its adjudication.
A putative class action was filed on behalf of sewer ratepayers against JPMorgan Chase and Bear Stearns and numerous other defendants, based on substantially the same conduct described above (the “Wilson Action”). The plaintiff in the Wilson Action recently filed a sixth amended complaint. The Firm has moved to dismiss the complaint for lack of standing.
Separately, a plaintiff asserting substantially similar claims to those alleged in the Wilson Action was recently granted permission to intervene in a separate action brought by the indenture trustee seeking the appointment of a receiver over Jefferson County’s sewer system. The Firm was not a party to the original action brought by the indenture trustee but has been named a party by the intervening plaintiff. After the intervention motion was granted but before the Firm was added as a party, the Court scheduled the case for trial on September 7, 2010. The Firm has sought reconsideration of the motion granting the intervention or, alternatively, severance of the claims against the Firm and consolidation of those claims with the Wilson Action.
Two insurance companies that guaranteed the payment of principal and interest on warrants issued by Jefferson County have filed separate actions against JPMorgan Chase (one of the insurers has also named Jefferson County) in New York state court asserting that defendants fraudulently misled them into issuing the insurance coverage, based upon substantially the same alleged conduct described above and other alleged non-disclosures. One insurer claims that it insured an aggregate principal amount of nearly $1.2 billion in warrants, and seeks unspecified damages in excess of $400 million, as well as unspecified punitive damages. JPMorgan Chase has moved to dismiss the complaint. The other insurer claims that it insured an aggregate principal amount of more than $378 million and seeks recovery of $4 million it alleges it paid under the policies to date as well as any payments it will make in the future and unspecified punitive damages.
The Alabama Public Schools and College Authority (“APSCA”) brought a declaratory judgment action in the United States District Court for the Northern District of Alabama claiming that certain interest rate swaption transactions entered into with JPMorgan Chase Bank, N.A. are void on the grounds that the APSCA purportedly did not have the authority to enter into the transactions or, alternatively, are voidable at the APSCA’s option because of its alleged inability to issue refunding bonds in relation to the swaption. Following the denial of its motion to dismiss the action, JPMorgan Chase Bank, N.A. answered the complaint and filed a counterclaim seeking the amounts due under the swaption transactions. Discovery is ongoing and the trial is scheduled to commence in February 2011.

Interchange Litigation. A group of merchants have filed a series of putative class action complaints in several federal courts. The complaints allege that VISA and MasterCard, as well as certain other banks and their respective bank holding companies, conspired to set the price of credit card interchange fees, enacted respective association rules in violation of Section 1 of the Sherman Act, and engaged in tying/bundling and exclusive dealing. The complaint seeks unspecified damages and injunctive relief based on the theory that interchange would be lower or eliminated but for the challenged conduct. Based on publicly available estimates, Visa and MasterCard branded payment cards generated approximately $40 billion of interchange fees industry-wide in 2009. All cases have been consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings. The amended consolidated class action complaint extended the claims beyond credit to debit cards. Defendants filed a motion to dismiss all claims that predated January 2004. The Court granted the motion to dismiss those claims. Plaintiffs then filed a second amended consolidated class action complaint. The basic theories of the complaint remain the same, and defendants again filed motions to dismiss. The Court has not yet ruled on the motions. Fact discovery has closed, and expert discovery in the case is ongoing. The plaintiffs have filed a motion seeking class certification, and the defendants have opposed that motion. The Court has not yet ruled on the class certification motion.
In addition to the consolidated class action complaint, plaintiffs filed supplemental complaints challenging the MasterCard and Visa IPOs (the “IPO Complaints”). With respect to the MasterCard IPO, plaintiffs allege that the offering violated Section 7 of the Clayton Act and Section 1 of the Sherman Act and that the offering was a fraudulent conveyance. With respect to the Visa IPO, plaintiffs are challenging the Visa IPO on antitrust theories parallel to those articulated in the MasterCard IPO pleading. Defendants have filed motions to dismiss the IPO Complaints. The Court has not yet ruled on those motions.
Mortgage-Backed Securities Litigation. JPMorgan Chase and affiliates, heritage Bear Stearns and affiliates and heritage Washington Mutual affiliates have been named as defendants in a number of cases relating to various roles they played in mortgage-backed securities (“MBS”) offerings. These cases are generally purported class action suits, actions by individual purchasers of securities, or actions by insurance companies that guaranteed payments of principal and interest for particular tranches. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for more than $150 billion of securities issued by dozens of securitization trusts contained material misrepresentations and omissions, including statements regarding the underwriting standards pursuant to which the underlying mortgage loans were issued, the ratings given to the tranches by rating agencies, and the appraisal standards that were used.
Purported class actions are pending against JPMorgan Chase and heritage Bear Stearns, and certain of their affiliates and current and former employees in the United States District Courts for the Eastern and Southern Districts of New York. Defendants have moved to dismiss the action that is pending against JPMorgan Chase entities and certain of their employees in the Eastern District of New York. Heritage Washington Mutual affiliates, Washington Mutual Asset Acceptance Corp. and Washington Mutual Capital Corp., are defendants, along with certain former officers or directors of Washington Mutual Asset Acceptance Corp., in two now-consolidated purported class action cases pending in the Western District of Washington. In addition to allegations as to mortgage underwriting standards and ratings, plaintiffs in these cases allege that defendants failed to disclose Washington Mutual Bank’s alleged coercion of or collusion with appraisal vendors to inflate appraisal valuations of the loans in the pools. Defendants have moved to dismiss. In addition to the purported class actions, certain JPMorgan Chase entities and several heritage Bear Stearns entities are defendants in actions filed in state courts in Pennsylvania and Washington brought by the Federal Home Loan Banks of Pittsburgh and Seattle, respectively. These actions relate to each Federal Home Loan Bank’s purchases of certificates in MBS offerings. Defendants moved to dismiss the complaint brought by the FHLB of Pittsburgh. Defendants removed the action by FHLB Seattle to federal court, where it was consolidated with 10 other identical lawsuits by that FHLB against other financial services firms. FHLB of Seattle has moved to remand the consolidated cases back to state court.
Heritage Bear entities, JPMorgan Securities Inc. and heritage Washington Mutual affiliates are among the defendants in an individual action filed by Cambridge Place Investment Management Inc. in Massachusetts state court. Cambridge Place asserts claims under state securities laws, alleging that, when selling mortgage-backed securities, the defendants made misrepresentations and omissions related to loan-to-value ratios, appraisals, underwriting standards, occupancy status, due diligence and credit enhancement.
Heritage Bear entities are also among the defendants named in an individual action filed by The Charles Schwab Corporation (“Schwab”) in state court in California, which similarly alleges misrepresentations and omissions by defendants in connection with the sales of mortgage-backed securities to Schwab. Pursuant to a tolling agreement, that action has been discontinued as against the heritage Bear entities.
EMC Mortgage Corporation (“EMC”), a subsidiary of JPMorgan Chase, is currently a defendant in four pending actions commenced by bond insurers that guaranteed approximately $3 billion of payments on certain classes of MBS securitizations sponsored by EMC. An action has been commenced by Assured Guaranty Corp. in the United States District Court for the Southern District of

New York, involving one securitization sponsored by EMC. Three previously pending actions, commenced respectively by Ambac Assurance Corporation and Syncora Guarantee, Inc., (“Syncora”) in the United States District Court for the Southern District of New York and CIFG Assurance North America, Inc. (“CIFG”) in state court in Texas, involve a total of six securitizations sponsored by EMC. In each action, plaintiffs claim the underlying mortgage loans had origination defects that purportedly violate certain representations and warranties given by EMC to plaintiffs and that EMC has breached the relevant agreements between the parties by failing to repurchase allegedly defective mortgage loans. Each action seeks unspecified damages and an order compelling EMC to repurchase those loans. The action that was commenced by Syncora seeking access to certain loan files has been resolved through a joint court order proposed by the parties pursuant to which EMC produced loan files relating to those loans subject to a confidentiality stipulation and protective order, and the action has been terminated and closed.
Currently pending in the United States District Court for the Southern District of New York is an action brought on behalf of purchasers of certificates issued by various MBS securitizations sponsored by affiliates of IndyMac Bancorp (“IndyMac Trusts”). JPMorgan Securities Inc., along with numerous other underwriters and individuals, is named as a defendant, both in its own capacity and as successor to Bear Stearns & Co. The Court has dismissed claims as to certain securitizations, including all offerings in which no named plaintiff purchased certificates, and allowed claims as to other securitizations to proceed. JPMorgan Chase and JPMorgan Securities Inc. are defendants in an action pending in state court in Pennsylvania brought by FHLB-Pittsburgh, relating to its purchase of a certificate issued by one IndyMac Trust. Defendants have moved to dismiss. JPMorgan Chase and JPMorgan Securities Inc., as alleged successor to Bear Stearns & Co., and other underwriters, along with certain individuals, are defendants in an action pending in state court in California brought by MBIA Insurance Corp. (“MBIA”) relating to certain certificates issued by three IndyMac trusts, as to two of which Bear Stearns was an underwriter, and as to which MBIA provided guaranty insurance policies. MBIA purports to be subrogated to the rights of the certificate holders, and seeks recovery of sums it has paid and will pay pursuant to those policies. Defendants have moved for judgment on the pleadings on the grounds that plaintiff does not have standing to bring these claims.
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
The Firm, on behalf of itself and affiliates, agreed to a settlement in principle with the New York Attorney General’s Office which provided, among other things, that the Firm would offer to purchase at par certain auction-rate securities purchased from JPMorgan Securities Inc., Chase Investment Services Corp. and Bear, Stearns & Co. Inc. by individual investors, charities, and small- to medium-sized businesses. The Firm also agreed to a substantively similar settlement in principle with the Office of Financial Regulation for the State of Florida and the North American Securities Administrator Association (“NASAA”) Task Force, which agreed to recommend approval of the settlement to all remaining states, Puerto Rico and the U.S. Virgin Islands. The Firm finalized the settlement agreements with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida. The settlement agreements provide for the payment of penalties totaling $25 million to all states. The Firm is currently in the process of finalizing consent agreements with NASAA’s member states; more than 35 of these consent agreements have been finalized to date.
The Firm also faces a number of civil actions relating to the Firm’s sales of auction-rate securities, including a putative securities class action in the United States District Court for the Southern District of New York that seeks unspecified damages, and individual arbitrations and lawsuits in various forums brought by institutional and individual investors that, together, seek damages totaling more than $200 million relating to the Firm’s sales of auction-rate securities. One action is brought by an issuer of auction-rate securities. The actions generally allege that the Firm and other firms manipulated the market for auction-rate securities by placing bids at auctions that affected these securities’ clearing rates or otherwise supported the auctions without properly disclosing these activities. Some actions also allege that the Firm misrepresented that auction-rate securities were short-term instruments and one action alleges that the Firm failed to satisfy a condition set forth in the relevant offering documents prior to selling the securities to the investor. The Firm’s motion to transfer and coordinate before the Southern District all of the active federal auction-rate securities cases was granted by the multi-district panel on June 9, 2010.
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
City of Milan Litigation and Criminal Investigation. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, National Association and J.P. Morgan Securities Ltd. (together, “JPMorgan Chase”) in the District Court of Milan. The proceedings relate to (a) a bond issue by the City in June 2005 (the “Bond”) and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPMorgan Chase (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations by JPMorgan Chase (among others) in connection with the Swap and the Bond, together with related swap transactions with other counterparties. The civil proceedings continue and no trial date has been set as yet. JPMorgan Chase Bank, N.A. filed a challenge to the Italian Supreme Court’s jurisdiction over JPMorgan Chase Bank, N.A. In January 2009, JPMorgan Chase Bank, N.A. also received a notice from the Prosecutor at the Court of Milan placing it and certain current and former JPMorgan Chase personnel under investigation in connection with the above transactions. Since April 2009, JPMorgan Chase Bank, N.A. has been contesting an attachment order obtained by the Prosecutor, purportedly to freeze assets potentially subject to confiscation in the event of a conviction. The original Euro 92 million attachment has been reduced to Euro 44.9 million, and JPMorgan Chase Bank, N.A.’s application for a further reduction remains pending. The judge has directed four current and former JPMorgan Chase personnel and JPMorgan Chase Bank, N.A. (as well as other individuals and three other banks) to go forward to a full trial that started in May 2010. Although the Firm is not charged with any crime and does not face criminal liability, if one or more of its employees were found guilty, the Firm could be subject to administrative sanctions, including restrictions on its ability to conduct business in Italy and monetary penalties. In the initial hearings, the City successfully applied to join some of the claims in the civil proceedings against the individuals and JPMorgan Chase Bank, N.A. to the criminal proceedings. In addition, a consumer association has also been given leave to join the criminal proceedings to seek damages from the defendant banks. The trial will resume after the summer recess on September 24, 2010.
Physical Segregation of Assets in U.K. Affiliate. On June 3, 2010, the U.K. Financial Services Authority (the “FSA”) fined the Firm £33.32 million for failing to hold certain client money in a segregated trust status account with JPMorgan Chase Bank, N.A. as required by FSA rules. The Firm had discovered the violation in July 2009, and took immediate action at the time to rectify the error and notify the FSA. No clients suffered any loss. Subsequently, PricewaterhouseCoopers LLP, whose affiliate had performed audit-related services in respect of client money accounts, agreed to provide up to an aggregate of $12.5 million to the Firm in cash and in credits against fees for audit-related and tax services provided or to be provided to the Firm.
Washington Mutual Litigations. Subsequent to JPMorgan Chase’s acquisition from the Federal Deposit Insurance Corporation (“FDIC”) of substantially all of the assets and certain specified liabilities of Washington Mutual Bank, Henderson Nevada (“Washington Mutual Bank”), in September 2008, Washington Mutual Bank’s parent holding company, Washington Mutual, Inc. (“WMI”) and its wholly-owned subsidiary, WMI Investment Corp. (together, the “Debtors”), both commenced voluntary cases under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Case”). In the Bankruptcy Case, the Debtors have asserted rights and interests in certain assets. The assets in dispute include principally the following: (a) approximately $4 billion in trust securities contributed by WMI to Washington Mutual Bank (the “Trust Securities”); (b) the right to tax refunds arising from overpayments attributable to operations of Washington Mutual Bank and its subsidiaries; (c) ownership of and other rights in approximately $4 billion that WMI contends are deposit accounts at Washington Mutual Bank and one of its subsidiaries; and (d) ownership of and rights in various other contracts and other assets (collectively, the “Disputed Assets”).
JPMorgan Chase commenced an adversary proceeding in the Bankruptcy Case against the Debtors and (for interpleader purposes only) the FDIC seeking a declaratory judgment and other relief determining JPMorgan Chase’s legal title to and beneficial interest in the Disputed Assets. The Debtors commenced a separate adversary proceeding in the Bankruptcy Case against JPMorgan Chase, seeking turnover of the $4 billion in purported deposit funds and recovery for alleged unjust enrichment for failure to turn over the funds. The Debtors have moved for summary judgment in the turnover proceeding.
In both JPMorgan Chase’s adversary proceeding and the Debtors’ turnover proceeding, JPMorgan Chase and the FDIC have argued that the Bankruptcy Court lacks jurisdiction to adjudicate certain claims. JPMorgan Chase moved to have the adversary proceedings transferred to United States District Court for the District of Columbia and to withdraw jurisdiction from the Bankruptcy Court to the District Court. That motion is fully briefed. In addition, JPMorgan Chase and the FDIC have pending with the United States District Court for the District of Delaware an appeal of the Bankruptcy Court’s rulings rejecting the jurisdictional arguments, and that appeal is fully briefed. JPMorgan Chase is also appealing a separate Bankruptcy Court decision holding, in part, that the Bankruptcy Court could proceed with certain matters while the first appeal is pending.
The Debtors submitted claims substantially similar to those submitted in the Bankruptcy Court in the FDIC receivership for, among other things, ownership of certain Disputed Assets, as well as claims challenging the terms of the agreement pursuant to which substantially all of the assets of Washington Mutual Bank were sold by the FDIC to JPMorgan Chase. The FDIC, as receiver, disallowed the Debtors’ claims and the Debtors filed an action against the FDIC in the United States District Court for the District of Columbia challenging the FDIC’s disallowance of the Debtors’ claims, claiming ownership of the Disputed Assets, and seeking money damages from the FDIC. JPMorgan Chase has intervened in the action. In January 2010, the District Court stayed the action pending developments in the Bankruptcy Court. In connection with the stay, the District Court denied WMI’s and the FDIC’s motions to dismiss without prejudice.
In addition, JPMorgan Chase has been sued in an action originally filed in the 122nd State District Court of Galveston County, Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at an allegedly too low price. The FDIC intervened in the Texas Action and, upon motion by the FDIC and JPMorgan Chase, the District Court transferred the Texas Action to the District of Columbia. Plaintiffs moved to have the FDIC dismissed as a party and to remand the action to the state court, or, in the alternative, dismissed for lack of subject matter jurisdiction. JPMorgan Chase and the FDIC moved to have the entire action dismissed. On April 13, 2010, the United States District Court for the District of Columbia granted JPMorgan Chase’s motion to dismiss the complaint, granted the FDIC’s parallel motion to dismiss the complaint and denied plaintiffs’ motion to dismiss the FDIC as a party and to remand the case to Texas state court. On July 19, 2010, the Court denied plaintiffs’ motion to reconsider its prior ruling, to vacate the judgment in the Texas Action and to permit them to file an amended complaint. On July 20, 2010, the plaintiffs in the Texas Action appealed these decisions to the United States Court of Appeals for the District of Columbia.
Other proceedings related to Washington Mutual’s failure also pending before the United States District Court for the District of Columbia include a lawsuit brought by Deutsche Bank National Trust Company against the FDIC seeking more than $6 billion in damages based upon alleged breach of various mortgage securitization agreements and alleged violation of certain representations and warranties given by certain WMI subsidiaries in connection with those securitization agreements. JPMorgan Chase has not been named a party to the Deutsche Bank litigation, but the complaint, and the FDIC’s motion to dismiss the complaint, include assertions that JPMorgan Chase may have assumed liabilities relating to the mortgage securitization agreements. Deutsche Bank is scheduled to file an amended complaint on August 30, 2010.
On May 19, 2010, WMI, JPMorgan Chase and the FDIC announced a global settlement agreement among themselves and significant creditor groups (the “Global Settlement Agreement”). The Global Settlement Agreement is incorporated into WMI’s proposed Chapter 11 plan (“Plan”) that has been submitted to the Bankruptcy Court. If approved by the Bankruptcy Court, the Global Settlement would resolve numerous disputes among WMI, JPMorgan Chase, the FDIC in its capacity as receiver for Washington Mutual Bank and the FDIC in its corporate capacity, as well as those of significant creditor groups, including disputes relating to the Disputed Assets. While the Plan confirmation process is ongoing, the appeals and proceedings before the United States District Courts for the Districts of Delaware and the District of Columbia, are stayed.
Other proceedings related to Washington Mutual’s failure are also pending before the Bankruptcy Court. On May 4, 2010, certain WMI creditors who have not agreed to the Global Settlement Agreement filed a motion to convert the Debtors’ cases to a Chapter 7 liquidation or, in the alternative, for an order to appoint a trustee to administer the Debtors’ estates. Also, on July 6, 2010, certain holders of the Trust Securities commenced an adversary proceeding in the Bankruptcy Court against JPMorgan Chase, WMI, and other entities seeking, among other relief, a declaratory judgment that WMI and JPMorgan Chase do not have any right, title or interest in the Trust Securities.
In a July 20, 2010 hearing in the Bankruptcy Case, the Bankruptcy Court appointed an examiner to investigate, among other things, the claims and assets that may be property of the Debtors’ estates that are proposed to be conveyed, released or otherwise compromised and settled under the Plan and Global Settlement Agreement. The examiner is to prepare a preliminary report for the Bankruptcy Court by September 7, 2010, and a final report by October 8, 2010. The

Bankruptcy Court is scheduled to consider confirmation of the Plan, including the Global Settlement Agreement, beginning on November 1, 2010.
Securities Lending Litigation. JPMorgan Chase Bank N.A. has been named as a defendant in four putative class actions asserting ERISA and non-ERISA claims pending in the United States District Court for the Southern District of New York brought by participants in the Firm’s securities lending business. A fifth lawsuit was filed in New York state court by an individual participant in the program. Three of the purported class actions, which have been consolidated, relate to losses of plaintiffs’ money in medium-term notes of Sigma Finance Inc. (“Sigma”). Plaintiffs assert claims under both ERISA and state law. Fact discovery is substantially complete. In August 2010, the Court certified a plaintiff class consisting of all securities lending participants that held Sigma medium-term notes on September 30, 2008, including those that held the notes by virtue of participation in the investment of cash collateral through a collective fund, as well as those that held the notes by virtue of the investment of cash collateral through individual accounts. The fourth putative class action, as originally filed, concerned losses of money invested in Lehman Brothers medium-term notes and in asset-backed securities offered by nine other issuers. The Firm moved to dismiss the complaint. Before the court ruled on the motion, the plaintiff requested leave to serve a second amended complaint, which was filed July 15, 2010. The amended complaint includes additional factual allegations regarding Lehman Brothers and eliminates claims regarding the other asset-backed securities. The plaintiff asserts only ERISA claims. The Firm’s response to the second amended complaint is due on September 15, 2010 and a stay of discovery is in place until that date. The New York state court action, which is not a class action, concerns the plaintiff’s loss of money in both Sigma and Lehman Brothers medium-term notes. The Firm has answered the complaint and has moved to stay this action pending resolution of the proceedings in federal court.
Investment Management Litigation. Four cases have been filed claiming that investment portfolios managed by JPMorgan Investment Management Inc. (“JPMIM”) were inappropriately invested in securities backed by subprime residential real estate collateral. Plaintiffs claim that JPMIM and related defendants are liable for the loss of more than $1 billion in market value of these securities. The first case was filed by NM Homes One, Inc. in federal court in New York. The United States District Court for the Southern District of New York granted JPMIM’s motion to dismiss nine of plaintiff’s ten causes of action. The Court granted JPMIM’s request for permission to move to dismiss the remaining cause of action. Plaintiff has moved for reconsideration. The second case, filed by Assured Guaranty (U.K.) in New York state court, was dismissed and Assured has appealed the court’s decision. In the third case, filed by Ambac Assurance UK Limited in New York state court, the Court granted JPMIM’s motion to dismiss in March 2010, and plaintiff has filed a notice of appeal. The fourth case was filed by CMMF LLP in New York state court in December 2009; the Court granted JPMIM’s motion to dismiss the claims, other than claims for breach of contract and misrepresentation. Both CMMF and JPMIM have filed notices of appeal. On May 26, 2010, the New York Appellate Division heard arguments on the case.
Lehman Brothers Bankruptcy Proceedings. In March 2010, the Examiner appointed by the Bankruptcy Court presiding over the Chapter 11 bankruptcy proceedings of Lehman Brothers Holdings Inc (“LBHI”) and several of its subsidiaries (collectively, “Lehman”) released a report as to his investigation into Lehman’s failure and related matters. The Examiner concluded that one common law claim potentially could be asserted against the Firm for contributing to Lehman’s failure, though he characterized the claim as “not strong.” The Examiner also opined that certain cash and securities collateral provided by LBHI to the Firm in the weeks and days preceding LBHI’s demise potentially could be challenged under the Bankruptcy Code’s fraudulent conveyance or preference provisions, though the Firm is of the view that its right to such collateral is protected by the Bankruptcy Code’s safe harbor provisions. On May 26, 2010, LBHI and its Official Committee of Unsecured Creditors filed an adversary proceeding against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York. The complaint asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $8.6 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the week preceding LBHI’s bankruptcy. The complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s demise. The Court set the case for trial in April 2012. In addition, the Firm may also face claims in the liquidation proceeding pending before the same Bankruptcy Court under the Securities Investor Protection Act (“SIPA”) for LBHI’s U.S. broker-dealer subsidiary, Lehman Brothers Inc. (“LBI”). The SIPA Trustee has advised the Firm that certain of the securities and cash pledged as collateral for the Firm’s claims against LBI may be customer property free from any security interest in favor of the Firm.

Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in several lawsuits that together seek substantial damages arising out of the Firm’s banking relationships with Enron Corp. and its subsidiaries (“Enron”). A number of actions and other proceedings against the Firm previously were resolved, including a class action lawsuit captioned Newby v. Enron Corp. and adversary proceedings brought by Enron’s bankruptcy estate. The remaining Enron-related actions include individual actions by Enron investors and a purported class action filed on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan asserting claims under the Employee Retirement Income Security Act for alleged breaches of fiduciary duties and negligence by JPMorgan Chase, its directors and named officers.
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
In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of these pending matters will be, what the timing of the ultimate resolution of these matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. In addition, the Firm cannot estimate the aggregate range of reasonably possible loss as defined in ASC 450 for asserted and probable asserted claims as of June 30, 2010. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the Firm’s consolidated financial condition. The Firm notes, however, that in light of the uncertainties involved in such proceedings, actions and investigations, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.
Item 1A Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors, on pages 4-10 of JPMorgan Chase’s 2009 Annual Report on Form 10-K, and Forward-Looking Statements on pages 187-188 of this Form 10-Q.
Financial services legislative and regulatory reforms may, if enacted or adopted, have a significant impact on our business and results of operations and on our credit ratings.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act which will make significant structural reforms to the financial services industry. The legislation will, among other things: establish a Bureau of Consumer Financial Protection having broad authority to regulate providers of credit, savings, payment and other consumer financial products and services, and may narrow the scope of federal preemption of state consumer laws and expand the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; create a structure to regulate systemically important financial companies, and provide regulators with the power to require such companies to sell or transfer assets and terminate activities if the regulators determine that the size or scope of activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States; require more comprehensive regulation of the over-the-counter derivatives market, including providing for more strict capital and margin requirements, the central clearing of standardized over-the-counter derivatives, and heightened supervision of all over-the-counter derivatives dealers and major market participants, including JPMorgan Chase; potentially require banking entities, such as JPMorgan Chase, to significantly restructure or restrict their derivatives businesses or to change the legal entities through which such businesses are conducted; prohibit banking entities, such as JPMorgan Chase, from engaging in certain proprietary trading activities and restricting their ownership of, investment in or sponsorship of hedge funds and private equity funds; restrict the interchange fees payable on debit card transactions; and give regulators the authority to phase out the treatment of trust preferred capital debt securities as Tier 1 capital for regulatory capital purposes.
These or any other new legislative changes enacted (as well as any rules or regulations issued by U.S. regulators implementing any such legislation, and any actions by legislatures and regulatory bodies in other countries) could result in significant loss of revenue, limit our ability to pursue business opportunities we might otherwise consider engaging in, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, establish more stringent capital, liquidity and leverage ratio requirements, or otherwise adversely affect our businesses. Accordingly, we cannot provide assurance that any such new legislation or regulation would not have an adverse effect on our business, results of operations or financial condition.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2010, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
Under the stock repurchase program authorized by the Firm’s Board of Directors, the Firm is authorized to repurchase up to $10.0 billion of the Firm’s common stock plus 88 million warrants issued in 2008 as part of the U.S. Treasury’s Capital Purchase Program. During the second quarter of 2010, the Firm resumed common stock repurchases, repurchasing a total of 3 million shares for $135 million at an average price of $38.73 per share. The Firm did not repurchase any of the warrants. As of June 30, 2010, $6.1 billion of authorized repurchase capacity remained with respect to the common stock, and all of the authorized repurchase capacity remained with respect to the warrants.
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

			Dollar value of remaining
For the six months ended	Total shares	Average price paid	authorized repurchase
June 30, 2010	repurchased	per share(a)	(in millions)(b)

First quarter	—	$—	$6,221

April	—	—	6,221
May	—	—	6,221
June	3,491,900	38.73	6,085

Second quarter	3,491,900	38.73	6,085

Year-to-date	3,491,900	$38.73	$6,085

(a)	Excludes commission costs.

(b)	The amount authorized by the Board of Directors excludes commissions cost.

Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the second quarter of 2010 were as follows:

For the six months ended	Total shares	Average price paid
June 30, 2010	repurchased	per share

First quarter	2,444	$41.88
April	46	45.08
May	325	27.29
June	22	38.63

Second quarter	393	30.01

Year-to-date	2,837	$40.23

Item 3 Defaults Upon Senior Securities
None
Item 4 Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5 Other Information
None
Item 6 Exhibits
31.1—Certification
31.2—Certification
32—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL Instance Document(a)(b)
101.SCH XBRL Taxonomy Extension Schema Document(b)
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document(b)
101.LAB XBRL Taxonomy Extension Label Linkbase Document(b)
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document(b)
101.DEF XBRL Taxonomy Extension Definition Linkbase Document(b)

(a)	Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (ii) the Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the six months ended June 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.

(b)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.

(Registrant)

Date: August 6, 2010	By	/s/ Louis Rauchenberger
Louis Rauchenberger

Managing Director and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBITS

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema Document††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document††

†	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

††	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.