Form 10-Q
period 2010-09-30
J P MORGAN CHASE & CO
filed 2010-11-09
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010       Commission file number 1-5805
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
☐ Yes ☑ No
Number of shares of common stock outstanding as of October 31, 2010: 3,909,181,427

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratios)						Nine months ended September 30,
As of or for the period ended,	3Q10	2Q10	1Q10	4Q09	3Q09	2010	2009

Selected income statement data
Total net revenue	$23,824	$25,101	$27,671	$23,164	$26,622	$76,596	$77,270
Total noninterest expense	14,398	14,631	16,124	12,004	13,455	45,153	40,348

Pre-provision profit(a)	9,426	10,470	11,547	11,160	13,167	31,443	36,922
Provision for credit losses	3,223	3,363	7,010	7,284	8,104	13,596	24,731

Income before income tax expense and extraordinary gain	6,203	7,107	4,537	3,876	5,063	17,847	12,191
Income tax expense	1,785	2,312	1,211	598	1,551	5,308	3,817

Income before extraordinary gain	4,418	4,795	3,326	3,278	3,512	12,539	8,374
Extraordinary gain(b)	—	—	—	—	76	—	76

Net income	$4,418	$4,795	$3,326	$3,278	$3,588	$12,539	$8,450

Per common share data
Basic earnings
Income before extraordinary gain	$1.02	$1.10	$0.75	$0.75	$0.80	$2.86	$1.50
Net income	1.02	1.10	0.75	0.75	0.82	2.86	1.52
Diluted earnings(c)
Income before extraordinary gain	$1.01	$1.09	$0.74	$0.74	$0.80	$2.84	$1.50
Net income	1.01	1.09	0.74	0.74	0.82	2.84	1.51
Cash dividends declared	0.05	0.05	0.05	0.05	0.05	0.15	0.15
Book value	42.29	40.99	39.38	39.88	39.12	42.29	39.12
Common shares outstanding
Weighted-average: Basic(d)	3,954.3	3,983.5	3,970.5	3,946.1	3,937.9	3,969.4	3,835.0
Diluted(d)	3,971.9	4,005.6	3,994.7	3,974.1	3,962.0	3,990.7	3,848.3
Common shares at period-end	3,925.8	3,975.8	3,975.4	3,942.0	3,938.7	3,925.8	3,938.7
Share price(e)
High	$41.70	$48.20	$46.05	$47.47	$46.50	$48.20	$46.50
Low	35.16	36.51	37.03	40.04	31.59	35.16	14.96
Close	38.06	36.61	44.75	41.67	43.82	38.06	43.82
Market capitalization	149,418	145,554	177,897	164,261	172,596	149,418	172,596

Selected ratios
Return on common equity (“ROE”)(c)
Income before extraordinary gain	10%	12%	8%	8%	9%	10%	6%
Net income	10	12	8	8	9	10	6
Return on tangible common equity (“ROTCE”)(c)
Income before extraordinary gain	15	17	12	12	13	15	9
Net income	15	17	12	12	14	15	9
Return on assets (“ROA”)
Income before extraordinary gain	0.86	0.94	0.66	0.65	0.70	0.82	0.55
Net income	0.86	0.94	0.66	0.65	0.71	0.82	0.56
Overhead ratio	60	58	58	52	51	59	52
Deposits-to-loans ratio	131	127	130	148	133	131	133
Tier 1 capital ratio(f)	11.9	12.1	11.5	11.1	10.2
Total capital ratio	15.4	15.8	15.1	14.8	13.9
Tier 1 leverage ratio	7.1	6.9	6.6	6.9	6.5
Tier 1 common capital ratio(g)	9.5	9.6	9.1	8.8	8.2

Selected balance sheet data (period-end)(f)
Trading assets	$475,515	$397,508	$426,128	$411,128	$424,435	$475,515	$424,435
Securities	340,168	312,013	344,376	360,390	372,867	340,168	372,867
Loans	690,531	699,483	713,799	633,458	653,144	690,531	653,144
Total assets	2,141,595	2,014,019	2,135,796	2,031,989	2,041,009	2,141,595	2,041,009
Deposits	903,138	887,805	925,303	938,367	867,977	903,138	867,977
Long-term debt	255,589	248,618	262,857	266,318	272,124	255,589	272,124
Common stockholders’ equity	166,030	162,968	156,569	157,213	154,101	166,030	154,101
Total stockholders’ equity	173,830	171,120	164,721	165,365	162,253	173,830	162,253
Headcount	236,810	232,939	226,623	222,316	220,861	236,810	220,861

(unaudited)						Nine months ended
(in millions, except ratios)						September 30,
As of or for the period ended,	3Q10	2Q10	1Q10	4Q09	3Q09	2010	2009

Credit quality metrics
Allowance for credit losses(f)	$35,034	$36,748	$39,126	$32,541	$31,454	$35,034	$31,454
Allowance for loan losses to total retained loans(f)	4.97%	5.15%	5.40%	5.04%	4.74%	4.97%	4.74%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)(h)	5.12	5.34	5.64	5.51	5.28	5.12	5.28
Nonperforming assets	$17,656	$18,156	$19,019	$19,741	$20,362	$17,656	$20,362
Net charge-offs	4,945	5,714	7,910	6,177	6,373	18,569	16,788
Net charge-off rate	2.84%	3.28%	4.46%	3.85%	3.84%	3.53%	3.28%
Wholesale net charge-off rate	0.49	0.44	1.84	2.31	1.93	0.92	1.13
Consumer net charge-off rate	3.90	4.49	5.56	4.60	4.79	4.66	4.36

(a)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(b)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank (“Washington Mutual”). The acquisition resulted in negative goodwill, and accordingly, the Firm recognized an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion.

(c)	The calculation of year-to-date 2009 earnings per share (“EPS”) and net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of U.S. Troubled Asset Relief Program (“TARP”) preferred capital. Excluding this reduction, the adjusted ROE and ROTCE for the year-to-date 2009 would have been 7% and 11%, respectively. The Firm views the adjusted ROE and ROTCE, both non-GAAP financial measures, as meaningful because they enable the comparability to prior periods. For further discussion, see “Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial measures” on pages 15–19 of this Form 10-Q and pages 50–52 of JPMorgan Chase’s 2009 Annual Report.

(d)	On June 5, 2009, the Firm issued $5.8 billion, or 163 million shares, of its common stock at $35.25 per share.

(e)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(f)	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the transfer of financial assets and the consolidation of variable interest entities (“VIEs”). Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related, adding $87.7 billion and $92.2 billion of assets and liabilities, respectively, and decreasing stockholders’ equity and the Tier I capital ratio by $4.5 billion and 34 basis points, respectively. The reduction to stockholders’ equity was driven by the establishment of an allowance for loan losses of $7.5 billion (pretax) primarily related to receivables held in credit card securitization trusts that were consolidated at the adoption date.

(g)	The Firm uses Tier 1 common capital (“Tier 1 common”) along with the other capital measures to assess and monitor its capital position. The Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common divided by risk-weighed assets. For further discussion, see Regulatory capital on pages 82–84 of JPMorgan Chase’s 2009 Annual Report.

(h)	Excludes the impact of home lending purchased credit-impaired (“PCI”) loans for all periods. Also excludes, as of December 31, 2009, and September 30, 2009, the loans held by the Washington Mutual Master Trust (“WMMT”), which were consolidated onto the balance sheet at fair value during the second quarter of 2009. No allowance for loan losses was recorded for these loans as of December 31, 2009 and September 30, 2009. The balance of these loans held by the WMMT was zero at September 30, 2010, June 30, 2010 and March 31, 2010. See Note 15 on pages 198-205 of JPMorgan Chase’s 2009 Annual Report.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of terms on pages 185–188 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (See Forward-looking Statements on pages 191–192 and Part II, Item 1A: Risk Factors on pages 200–201 of this Form 10-Q).
INTRODUCTION
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.1 trillion in assets, $173.8 billion in stockholders’ equity and operations in more than 60 countries as of September 30, 2010. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national bank with branches in 23 states in the U.S.; and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“JPMorgan Securities”), formerly J.P. Morgan Securities Inc., the Firm’s U.S. investment banking firm.
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
Retail Financial Services
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,100 bank branches (third-largest nationally) and 15,800 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 28,500 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 16,000 auto dealerships and 1,700 schools and universities nationwide.

Card Services
Card Services (“CS”) is one of the nation’s largest credit card issuers, with over $136 billion in loans and nearly 90 million open accounts. In the nine months ended September 30, 2010, customers used Chase cards to meet over $227 billion of their spending needs. Through its merchant acquiring business, Chase Paymentech Solutions, CS is a global leader in payment processing and merchant acquiring.
Commercial Banking
Commercial Banking (“CB”) delivers extensive industry knowledge, local expertise and dedicated service to more than 24,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and more than 35,000 real estate investors/owners. CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
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
Asset Management
Asset Management (“AM”), with assets under supervision of $1.8 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity products, including money-market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.

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
The U.S. economy continued to grow, albeit slowly, during the third quarter of 2010. U.S. consumer spending continued to increase at a moderate pace, in the face of high unemployment and modest income growth. Spending on equipment and technology rose during the quarter, supported by the healthy financial condition of U.S. businesses. However, hiring slowed modestly, and bank lending continued to trend lower, though at a reduced rate. Outside the U.S., the pace of growth slowed in the third quarter, reflecting a moderation in most developed and developing economies. A modest pickup in Japan and continued strong growth in China and India were the exceptions.
The equity markets rebounded in the third quarter, as recent economic data implied the U.S. economy, while recovering slowly, was not falling back into recession. The Federal Reserve maintained the target range for the federal funds rate at zero to one-quarter percent and continued to indicate that economic conditions are likely to warrant a low federal funds rate for an extended period. Also, the Federal Reserve began to buy U.S. Treasuries using the proceeds received from repayments or refinancings of outstanding mortgages in its portfolio. The Federal Reserve also announced that it was considering other options to help the economy.
Financial performance of JPMorgan Chase

	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share data and ratios)	2010	2009	Change	2010	2009	Change

Selected income statement data
Total net revenue	$23,824	$26,622	(11)%	$76,596	$77,270	(1)%
Total noninterest expense	14,398	13,455	7	45,153	40,348	12
Pre-provision profit	9,426	13,167	(28)	31,443	36,922	(15)
Provision for credit losses	3,223	8,104	(60)	13,596	24,731	(45)
Income before extraordinary gain	4,418	3,512	26	12,539	8,374	50
Extraordinary gain(a)	—	76	NM	—	76	NM
Net income	4,418	3,588	23	12,539	8,450	48

Diluted earnings per share(b)
Income before extraordinary gain	$1.01	$0.80	26	$2.84	$1.50	89
Net income	1.01	0.82	23	2.84	1.51	88
Return on common equity(b)
Income before extraordinary gain	10%	9%		10%	6%
Net income	10	9		10	6

Capital ratios
Tier 1 capital	11.9	10.2
Tier 1 common	9.5	8.2

(a)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank (“Washington Mutual”). The acquisition resulted in negative goodwill, and accordingly, the Firm recognized an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion.

(b)	The calculation of EPS and net income applicable to common equity for the nine months ended September 30, 2009, included a one-time noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of TARP preferred capital. Excluding this reduction, the adjusted ROE for the first nine months of 2009 would have been 7%. The Firm views the adjusted ROE, a non-GAAP financial measure, as meaningful because it enables comparability to prior periods. For further discussion, see “Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial measures” on pages 15–19 of this Form 10-Q and pages 50–52 of JPMorgan Chase’s 2009 Annual Report.
Business overview
JPMorgan Chase reported third-quarter 2010 net income of $4.4 billion, or $1.01 per share, compared with net income of $3.6 billion, or $0.82 per share, in the third quarter of 2009. Current-quarter EPS included a $1.3 billion pretax ($0.18 per share after-tax) increase to litigation reserves, including those for mortgage-related matters; a $1.0 billion pretax ($0.15 per share after-tax) increase to mortgage repurchase reserves; and a benefit from a $1.5 billion pretax ($0.22 per share after-tax) reduction of loan loss reserves in Card Services. ROE for the quarter was 10%, compared with 9% in the prior year.
The increase in earnings from the third quarter of 2009 was driven by a significantly lower provision for credit losses, predominantly offset by lower net revenue and higher noninterest expense. The decline in net revenue was driven by lower principal transactions revenue, reflecting lower trading results. The lower provision for credit losses reflected improvements in both the consumer and wholesale provisions. The consumer provision declined due to a reduction in the allowance for credit losses associated with the credit card portfolio as a result of improved delinquency trends and reduced net charge-offs. The decrease in the wholesale provision was driven by a reduction in the allowance for credit losses predominantly as a result of continued improvement in the credit quality of the commercial and industrial loan portfolio, reduced net charge-offs and net repayments. The increase in noninterest expense in the third quarter of 2010 was largely due to higher litigation expense. JPMorgan Chase maintained very high liquidity, with a deposits-to-loans ratio of 131%, and increased its capital, ending the quarter with a strong Tier 1 common ratio of 9.5%.
While overall credit costs continued to decline in the third quarter of 2010, the levels of net charge-offs in the mortgage and credit card portfolios continued to be very high. Mortgage delinquency trends remained relatively flat compared with the prior quarter, while credit card delinquencies continued to improve. Total firmwide credit reserves declined to $35.0 billion, resulting in a firmwide coverage ratio of 5.1% of total loans.
Net income for the first nine months of 2010 was $12.5 billion, or $2.84 per share, compared with $8.5 billion, or $1.51 per share, in the first nine months of 2009. The increase in earnings from the comparable 2009 nine-month period was driven by a lower provision for credit losses, partially offset by higher noninterest expense. The factors that drove the lower provision for credit losses and the higher noninterest expense in the nine-month results comparison were the same as those that drove the third-quarter results comparison. Net revenue decreased modestly in the first nine months of 2010 compared with the prior year, reflecting lower markets revenue, lower mortgage fees and related income, and lower credit card revenue, largely offset by a higher level of both private equity and securities gains.
JPMorgan Chase continued to support the economic recovery by providing capital, financing and liquidity to its clients in the U.S. and around the world. During the first nine months of 2010, the Firm loaned or raised capital for its clients of more than $1.0 trillion, and its small-business originations were up 37% over the same period last year. The Firm has offered 975,000 mortgage modifications and has approved 292,000 since the beginning of 2009. In addition, JPMorgan Chase is on track to hire over 10,000 people in the U.S. this year.
The discussion that follows highlights the current-quarter performance of each business segment, compared with the prior-year quarter. Managed basis starts with the reported U.S. GAAP results and, for each line of business and the Firm as a whole, includes certain reclassifications to present total net revenue on a tax-equivalent basis. Effective January 1, 2010, the Firm adopted new accounting guidance that required it to consolidate its Firm-sponsored credit card securitization trusts; as a result, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. Prior to the adoption of the new accounting guidance, in 2009 and all other prior periods, the U.S. GAAP results for CS and the Firm were also adjusted for certain reclassifications that assumed credit card loans that had been securitized and sold by CS remained on the Consolidated Balance Sheets. These adjustments had no impact on net income as reported by the Firm as a whole or by the lines of business. For more information about managed basis, as well as other non-GAAP financial measures used by management to evaluate the performance of each line of business, see pages 15–19 of this Form 10-Q.
Investment Bank net income decreased, reflecting lower net revenue, partially offset by lower noninterest expense and a benefit from the provision for credit losses. The decrease in net revenue was driven by a decline in Fixed Income Markets revenue, largely reflecting lower results in credit and rates markets. Investment banking fees also decreased, driven by lower levels of equity underwriting fees, offset partially by higher levels of debt underwriting fees. Partially offsetting the revenue decline was an increase in Equity Markets revenue, reflecting solid client revenue. The provision for credit losses was a benefit in the third quarter of 2010, compared with an expense in the third quarter of 2009, and reflected a reduction in the allowance for loan losses, largely related to net repayments and loan sales. Noninterest expense decreased, primarily due to lower compensation expense.
Retail Financial Services net income increased significantly from the prior year, driven by a lower provision for credit losses. Net revenue decreased, driven by lower deposit-related fees, lower loan balances, lower mortgage fees and related income and narrower loan spreads. These decreases were partially offset by a shift to wider-spread deposit products and growth in debit card income and auto operating lease income. The provision for credit losses decreased from the prior year, reflecting improved delinquency trends and reduced net charge-offs. Noninterest expense increased from the prior year, driven by sales force increases in Business Banking and bank branches.
Card Services reported net income compared with a net loss in the prior year, as a lower provision for credit losses was partially offset by lower net revenue. The decrease in net revenue was driven by a decline in net interest income, reflecting lower average loan balances, the impact of legislative changes and a decreased level of fees. These decreases were partially offset by lower revenue reversals associated with lower charge-offs. The provision for credit losses decreased from the prior year, reflecting lower net charge-offs and a reduction to the allowance for loan losses due to lower estimated losses. Noninterest expense increased due to higher marketing expense.
Commercial Banking net income increased from the prior year, driven by a reduction in the provision for credit losses. Results included the impact of the purchase of a $3.5 billion loan portfolio during the third quarter of 2010. Net revenue was a record, driven by growth in liability balances, wider loan spreads, changes in the valuation of investments held at fair value and higher investment banking fees, largely offset by spread compression on liability products and lower loan balances. The provision for credit losses decreased from the third quarter of 2009, reflecting continued improvement in the credit quality of the commercial and industrial loan portfolio. Noninterest expense increased, reflecting higher headcount-related expense.
Treasury and Securities Services net income decreased from the prior year, driven by higher noninterest expense, partially offset by higher net revenue. Treasury Services net revenue increased, driven by higher trade loan and card product volumes, partially offset by lower spreads on liability products. Worldwide Securities Services net revenue also increased, driven by higher market levels and net inflows of assets under custody, partially offset by lower spreads on liability products and securities lending. Noninterest expense for TSS increased, driven by continued investment in new product platforms, primarily related to international expansion, and higher performance-based compensation.
Asset Management net income decreased modestly from the prior year, as higher noninterest expense was largely offset by higher net revenue and a lower provision for credit losses. The growth in net revenue was driven by higher loan originations, the effect of higher market levels, net inflows to products with higher margins and higher deposit and loan balances, partially offset by narrower deposit and loan spreads, lower brokerage revenue and lower quarterly valuations of seed capital investments. Noninterest expense rose due to an increase in headcount.
Corporate/Private Equity net income decreased from the prior year, driven by lower net revenue and higher noninterest expense. The decrease in net revenue reflected lower net interest income from the investment portfolio and lower trading and securities gains, offset partially by higher private equity gains. The increase in noninterest expense was largely due to an increase in litigation reserves, including those for mortgage-related matters.
Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. As noted above, these risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on pages 191–192 and Risk Factors on pages 200–201 of this Form 10-Q.
JPMorgan Chase’s outlook for the fourth quarter of 2010 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment and client activity levels. Each of these linked factors will affect the performance of the Firm and its lines of business.
In the Retail Banking business within RFS, management expects revenue to be stable over the next several quarters, despite continued economic pressure on consumers and consumer spending levels. The Firm has made changes in its policies consistent with and, in certain respects, beyond the requirements of the newly-enacted legislation relating to non-sufficient funds and overdraft fees. Results in the third quarter of 2010 reflected the full impact of the approximately $700 million reduction to annualized Retail Banking net income associated with these changes.
In the Mortgage Banking & Other Consumer Lending business within RFS, management expects revenue to continue to be negatively affected by continued elevated levels of repurchases of mortgages previously sold, for example, to U.S. government-sponsored entities (“GSEs”). Management estimates that realized repurchase losses could total approximately $1.2 billion in 2011.
In addition, during the third quarter of 2010, the Firm determined that certain documents executed in connection with mortgage loan foreclosures may not have complied with all applicable procedural requirements. Accordingly, the Firm temporarily halted foreclosures, foreclosure sales and evictions in certain states so that it could review its foreclosure processes. Furthermore, state and federal officials have announced investigations into the procedures followed by mortgage servicing companies and banks, including the Firm and its affiliates, in completing affidavits relating to foreclosures. The Firm is cooperating with these investigations and is dedicating significant resources to address these issues. The Firm expects to incur additional costs and expenses in resolving these issues. For further discussion, see “Loan modification activities” on pages 91–94 of this Form 10-Q.
In the Real Estate Portfolios business within RFS, management believes that, given the continued economic and housing market uncertainty, it remains possible that quarterly net charge-offs could be approximately $1.0 billion for the home equity portfolio, $400 million for the prime mortgage portfolio and $400 million for the subprime mortgage portfolio over the next several quarters. For the purchased credit impaired real estate portfolios, the lifetime loss estimates assume some improvement in both delinquency and loss severity trends over time; if the timing of these improvements differs from current projections, loan loss reserves could increase. For example, if delinquencies and severities for these portfolios do not follow recent trends and instead remain at current levels over the next two years, related reserves could increase by approximately $3.0 billion over that time period. Given current origination and production levels, combined with management’s current estimate of portfolio runoff levels, the residential real estate portfolio is expected to decline by approximately 10% to 15% annually for the foreseeable future. The effect of such a reduction in the residential real estate portfolio is expected to reduce the portfolio’s 2010 net interest income by approximately $1.0 billion from the 2009 level. The continued portfolio runoff will reduce net interest income over time; however, this reduction in net interest income will be more than offset by an improvement in credit costs and lower expenses. As the portfolio continues to run off, management anticipates that approximately $1.0 billion of capital may be redeployed each year, subject to the capital requirements associated with the remaining portfolio.
Also, in RFS, management expects noninterest expense to remain modestly above 2009 levels, reflecting investments in new branch builds and sales force hires, as well as continued elevated servicing-, default- and foreclosed asset-related costs.
In CS, management expects end-of-period outstandings for the Chase portfolio (excluding the Washington Mutual portfolio) to decline by approximately 15%, or $21 billion, from 2009 levels, to approximately $123 billion by the end of 2010. More than half of this decline is driven by a planned reduction in balance transfer offers. Management estimates that this decline could bottom out in the third quarter of 2011 and by the end of 2011 the outstandings in the portfolio could be approximately $120 billion and reflect a better mix of customers. The Washington Mutual portfolio declined to $15 billion at the end of the third quarter of 2010, from $20 billion at the end of 2009. Management estimates that the Washington Mutual portfolio could decline to $10 billion by the end of 2011.
Also, management estimates that CS net income may be reduced, on an annualized basis, by approximately $750 million as a result of the impact of the Credit Card Accountability, Responsibility and Disclosure Act of 2009 (“CARD Act”), including the regulatory guidance defining reasonable and proportional fees. Third-quarter 2010 net income reflected approximately 65% of the estimated quarterly impact, and management estimates that the full impact could be reflected in the fourth quarter of 2010. The net charge-off rates for both the Chase and Washington Mutual credit card portfolios are anticipated to continue to improve if current delinquency trends continue. The net charge-off rate for the Chase portfolio (excluding the Washington Mutual portfolio) could be approximately 7.5% in the fourth quarter of 2010. However, overall results for CS will depend on the economic environment and any resulting reserve actions.
While recent economic data implied the U.S. economy was not falling back into recession, high unemployment persisted. Even as consumer-lending net charge-offs and delinquencies have improved as noted above, the consumer credit portfolio remains under stress. Further declines in U.S. housing prices and increases in the unemployment rate remain possible; if this were to occur, it would adversely affect the Firm’s results.
In IB, TSS and AM, revenue will be affected by market levels, volumes and volatility, which will influence client flows and assets under management, supervision and custody. In addition, IB and CB results will continue to be affected by the credit environment, which will influence levels of charge-offs, repayments and provision for credit losses.
In Private Equity (within the Corporate/Private Equity segment), earnings will likely continue to be volatile and be influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues. Corporate’s net interest income levels and securities gains will generally trend with the size and duration of the investment securities portfolio. Corporate net income (excluding Private Equity, and excluding merger-related items, material litigation expenses and significant nonrecurring items, if any) is anticipated to trend toward a level of approximately $300 million per quarter.
Management expects modest continued downward pressure on the net interest margin in the fourth quarter of 2010, primarily resulting from continued repositioning of the investment securities portfolio in Corporate, runoff of loans with higher contractual interest rates in the Real Estate Portfolios and CS businesses, and the impact of the CARD Act legislation on CS.
Regarding regulatory reform, JPMorgan Chase intends to work with the Firm’s regulators as they proceed with the extensive rulemaking required to implement financial reforms. The Firm will continue to devote substantial resources to achieving implementation of regulatory reforms in a way that preserves the value the Firm delivers to its clients.
Management and the Firm’s Board of Directors continually evaluate alternatives to deploy the Firm’s strong capital base in ways that will enhance shareholder value. Such alternatives could include the repurchase of common stock, increasing the common stock dividend and pursuing alternative investment opportunities. The Firm resumed its repurchases of common stock beginning in the second quarter of 2010 under its preexisting Board authorization. The Firm’s current share repurchase activity is intended to offset share count increases resulting from employee equity awards and is consistent with the Firm’s goal of maintaining an appropriate share count. The aggregate amount and timing of future repurchases will depend, among other factors, on market conditions and management’s judgment regarding economic conditions, the Firm’s earnings outlook, the need to maintain adequate capital levels (in light of business needs and regulatory requirements) and alternative investment opportunities. With regard to any decision by the Firm’s Board of Directors concerning any increase in the level of the common stock dividend, their determination will be subject to their judgment that the likelihood of another severe economic downturn has sufficiently diminished; that there is evidence of sustained underlying growth in employment for at least several months; that overall business performance and credit have stabilized or improved; and that such action is warranted, taking into consideration, among other factors, the Firm’s earnings outlook, the need to maintain adequate capital levels, alternative investment opportunities and appropriate dividend payout ratios. Ultimately, the Board would seek to return to the Firm’s historical dividend ratio of approximately 30% to 40% of normalized earnings over time, though it would consider moving to that level in stages.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 104–106 of this Form 10-Q and pages 127–131 of JPMorgan Chase’s 2009 Annual Report.
Revenue

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2010	2009	Change	2010	2009	Change

Investment banking fees	$1,476	$1,679	(12)%	$4,358	$5,171	(16)%
Principal transactions	2,341	3,860	(39)	8,979	8,958	—
Lending- and deposit-related fees	1,563	1,826	(14)	4,795	5,280	(9)
Asset management, administration and commissions	3,188	3,158	1	9,802	9,179	7
Securities gains	102	184	(45)	1,712	729	135
Mortgage fees and related income	707	843	(16)	2,253	3,228	(30)
Credit card income	1,477	1,710	(14)	4,333	5,266	(18)
Other income	468	625	(25)	1,465	685	114

Noninterest revenue	11,322	13,885	(18)	37,697	38,496	(2)
Net interest income	12,502	12,737	(2)	38,899	38,774	—

Total net revenue	$23,824	$26,622	(11)%	$76,596	$77,270	(1)%

Total net revenue for the third quarter of 2010 was $23.8 billion, down by $2.8 billion, or 11%, from the third quarter of 2009. Results were driven by lower principal transactions revenue, reflecting lower trading revenue in IB partially offset by an increase in private equity gains. Total net revenue for the first nine months of 2010 was $76.6 billion, down by $674 million, or 1%, from the prior year. The decline reflected lower markets revenue in IB and Corporate, lower mortgage fees and related income in RFS, and lower credit card revenue, largely offset by a higher level of both private equity and securities gains in Corporate.
Investment banking fees for the third quarter and first nine months of 2010 decreased from the comparable periods of 2009 due to lower equity underwriting fees, partially offset by higher debt underwriting fees. Lower advisory fees also contributed to the decline for the first nine months of 2010. Overall industry-wide equity underwriting volumes were lower in the third quarter and first nine months of 2010 compared with the respective periods in 2009. For additional information on investment banking fees, which are primarily recorded in IB, see IB segment results on pages 21–24 of this Form 10-Q.
Principal transactions revenue, which consists of revenue from the Firm’s trading and private equity investing activities, decreased from the third quarter of 2009 and was relatively flat compared with the first nine months of 2009. Trading revenue declined in both comparable periods, driven by lower fixed income revenue in IB, reflecting lower results in credit and rates markets. Trading revenue also reflected third-quarter losses of $493 million, compared with $1.0 billion in the prior- year third quarter; and gains in the first nine months of 2010 of $494 million, compared with losses of $1.9 billion in the comparable 2009 period. These results were associated with changes in the Firm’s credit spreads on certain structured and derivative liabilities. A partial offset to the decline in the nine-month period was the absence of mark-to-market losses on hedges of retained loans in IB compared with the prior year. Private equity gains in both the third quarter and first nine months of 2010 improved from the comparable 2009 periods. Results in the nine-month period swung to gains in 2010 from losses in 2009. For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 21–24 and 51–53, respectively, and Note 6 on page 140 of this Form 10-Q.
Lending- and deposit-related fees for the third quarter and first nine months of 2010 decreased from the prior-year periods. These declines reflected lower deposit-related fees in RFS associated, in part, with newly-enacted legislation related to non-sufficient funds and overdraft fees; this was partially offset by higher lending-related service fees – in particular, for the first nine months of 2010, in IB and CB. For additional information on lending- and deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 25–35, the TSS segment results on pages 44–46 and the CB segment results on pages 41–43 of this Form 10-Q.

Asset management, administration and commissions revenue was relatively flat in the third quarter of 2010 compared with the prior year and increased in the first nine months of 2010 compared with the prior year. Results in both periods included higher asset management fees in AM, driven by the effect of higher market levels, net inflows to products with higher margins and higher performance fees; higher administration fees in TSS, resulting from the effect of higher market levels and net inflows of assets under custody; and lower brokerage commissions in IB. For additional information on these fees and commissions, see the segment discussions for AM on pages 47–51 and TSS on pages 44–46 of this Form 10-Q.
Securities gains decreased in the third quarter of 2010 compared with the third quarter of 2009 and increased in the first nine months of 2010 compared with the first nine months of 2009. Results for both comparable periods were affected by actions taken to reposition the Corporate investment securities portfolio in connection with managing the Firm’s structural interest rate risk; for the third-quarter comparison, gains from the repositioning activities were lower, while for the nine-month comparison, the gains were higher. For additional information on securities gains, which are mostly recorded in the Firm’s Corporate business, and Corporate’s investment securities portfolio, see the Corporate/Private Equity segment discussion on pages 51–53 of this Form 10-Q.
Mortgage fees and related income decreased from the third quarter and first nine months of 2009, driven by lower net production revenue, predominantly reflecting higher repurchase losses. The third quarter of 2010 included a $1.0 billion increase in the repurchase reserve, as a result of higher estimated future repurchase demands; for the first nine months of 2010, the increase in the reserve was $1.6 billion. (These charges for increasing the reserve are booked as contra-revenue.) Production revenue, excluding repurchase losses, increased from both periods, reflecting wider margins; also contributing to the increase for the third quarter of 2010 were higher mortgage origination volumes. For the first nine months of 2010, an additional driver of the decline in mortgage fees and related income from the comparable 2009 period was lower net mortgage servicing revenue, reflecting lower MSR risk management results, which were predominantly offset by higher operating revenue. For additional information on mortgage fees and related income, which is recorded primarily in RFS, see RFS’s Mortgage Banking & Other Consumer Lending discussion on pages 29–32 of this Form 10-Q.
Credit card income decreased from the third quarter and first nine months of 2009, due predominantly to the impact of the new consolidation guidance related to variable interest entities (“VIEs”), effective January 1, 2010, that required the Firm to consolidate the assets and liabilities of its Firm-sponsored credit card securitization trusts. Adoption of the new guidance resulted in the elimination of all servicing fees received from Firm-sponsored credit card securitization trusts (offset by related increases in net interest income and the provision for credit losses, and the elimination of securitization income/losses in other income). Lower revenue from fee-based products also contributed to the decrease in credit card income for both periods. For a more detailed discussion of the impact of the adoption of the new consolidation guidance on the Consolidated Statements of Income, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15–19 of this Form 10-Q. For additional information on credit card income, see the CS segment results on pages 36–40 of this Form 10-Q.
Other income decreased in the third quarter of 2010 compared with the prior year, as a result of a gain recognized in the third quarter of 2009 in Corporate on the sale of certain assets, and lower valuations on seed capital investments in AM. For the first nine months of 2010, other income increased compared with the prior year, due to the write-down of securitization interests during the first nine months of 2009. Higher auto operating lease income in RFS also contributed to the increase in other income. These items were offset partially by lower valuations on seed capital investments in AM.
Net interest income declined modestly in the third quarter of 2010 compared with the prior-year quarter and was relatively flat for the first nine months of 2010 compared with the prior-year period. Declining loan balances were predominantly offset by the impact of the adoption of the new consolidation guidance related to VIEs (which increased net interest income by approximately $1.4 billion for the third quarter of 2010 and by approximately $4.6 billion for the first nine months of 2010). Excluding the impact of the adoption of the new accounting guidance, net interest income decreased for both the third quarter and first nine months of 2010 compared with the comparable 2009 periods, driven by lower average loan balances, primarily in CS, RFS and IB, and lower yields on credit card receivables, reflecting the impact of legislative changes. The Firm’s interest-earning assets for the third quarter of 2010 were $1.7 trillion, and the net yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 3.01%, a decrease of nine basis points from the third quarter of 2009. The Firm’s interest-earning assets for the first nine months of 2010 were $1.7 trillion, and the net yield on those assets, on a FTE basis, was 3.13%, a decrease of two basis points from the first nine months of 2009. For a more detailed discussion of the impact of the adoption of the new consolidation guidance related to VIEs on the

Consolidated Statements of Income, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15–19 of this Form 10-Q. For a further information on the impact of the legislative changes on the Consolidated Statements of Income, see CS discussion on Credit Card Legislation on page 37 of this Form 10-Q.

Provision for credit losses	Three months ended September 30,			Nine months ended September 30,
(in millions)	2010	2009	Change	2010	2009	Change

Wholesale	$44	$779	(94)%	$(764)	$3,553	NM
Consumer	3,179	7,325	(57)	14,360	21,178	(32)%

Total provision for credit losses	$3,223	$8,104	(60)%	$13,596	$24,731	(45)%

The provision for credit losses decreased significantly from the third quarter and first nine months of 2009. The decrease in the consumer provision for both 2010 periods reflected a reduction in the allowance for credit losses as a result of improved delinquency trends and reduced net charge-offs; the reductions in the allowance for loan losses in CS were $1.5 billion and $4.0 billion in the third quarter and first nine months of 2010, respectively (compared with additions of $575 million and $2.0 billion in the comparable 2009 periods). The decrease in the wholesale provision in both 2010 periods reflected a reduction in the allowance for credit losses predominantly as a result of continued improvement in the credit quality of the commercial and industrial loan portfolio, reduced net charge-offs and repayments. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see the segment discussions for RFS on pages 25–35, CS on pages 36–40, IB on pages 21–24 and CB on pages 41–43, and the Allowance for Credit Losses section on pages 95–98 of this Form 10-Q.
Noninterest expense

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2010	2009	Change	2010	2009	Change

Compensation expense(a)	$6,661	$7,311	(9)%	$21,553	$21,816	(1)%
Noncompensation expense:
Occupancy	884	923	(4)	2,636	2,722	(3)
Technology, communications and equipment	1,184	1,140	4	3,486	3,442	1
Professional and outside services	1,718	1,517	13	4,978	4,550	9
Marketing	651	440	48	1,862	1,241	50
Other(b)(c)(d)	3,082	1,767	74	9,942	5,332	86
Amortization of intangibles	218	254	(14)	696	794	(12)

Total noncompensation expense	7,737	6,041	28	23,600	18,081	31
Merger costs	—	103	NM	—	451	NM

Total noninterest expense	$14,398	$13,455	7%	$45,153	$40,348	12%

(a)	Year-to-date 2010 included a payroll tax expense related to the U.K. Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees.

(b)	Includes litigation expense of $1.5 billion and $5.2 billion for the three and nine months ended September 30, 2010, compared with $246 million and a net benefit of $10 million for the three and nine months ended September 30, 2009, respectively.

(c)	Includes foreclosed property expense of $251 million and $798 million for the three and nine months ended September 30, 2010, respectively, compared with $346 million and $965 million for the three and nine months ended September 30, 2009, respectively. For additional information regarding foreclosed property, see Note 13 on page 196 of JPMorgan Chase’s 2009 Annual Report.

(d)	Year-to-date 2009 included a $675 million Federal Deposit Insurance Corporation (“FDIC”) special assessment.
Total noninterest expense for the third quarter of 2010 was $14.4 billion, up by $943 million, or 7%, from the third quarter of 2009. For the first nine months of 2010, total noninterest expense was $45.2 billion, up by $4.8 billion, or 12%, from the comparable 2009 period. The increase for both periods was driven by higher noncompensation expense, predominantly due to higher litigation expense.
The decrease in compensation expense from the third quarter of 2009 was predominantly due to lower performance-based incentives, particularly in IB; this was partially offset by higher salary expense related to investments in the businesses, including the addition of sales force in RFS and client advisors in AM. Compensation expense for the first nine months of 2010 decreased from the prior-year period, predominantly due to lower performance-based incentives, largely offset by the impact of the U.K. Bank Payroll Tax and higher salary expense related to investments in the businesses.

Noncompensation expense increased for the third quarter and first nine months of 2010 compared with the prior-year periods, due to higher litigation expense. Also contributing to the increase were higher marketing expense in CS and higher professional services expense, due to investments in systems in the businesses and increased brokerage, clearing and exchange transaction processing expense in IB. Partially offsetting the increase in the nine-month comparison was the absence of a $675 million FDIC special assessment recognized in the second quarter of 2009. For a further discussion of litigation expense, see Litigation reserve in Note 21 – Commitments and Contingencies on pages 173–174 of this Form 10-Q. For a discussion of amortization of intangibles, refer to Note 16 on pages 167–170 of this Form 10-Q.
There were no merger costs recorded in 2010. Merger costs of $103 million and $451 million were recorded in the third quarter and first nine months of 2009, respectively. For additional information on merger costs, refer to Note 10 on page 143 of this Form 10-Q.
Income tax expense

	Three months ended September 30,		Nine months ended September 30,
(in millions, except rate)	2010	2009	2010	2009

Income before income tax expense	$6,203	$5,063	$17,847	$12,191
Income tax expense	1,785	1,551	5,308	3,817
Effective tax rate	28.8%	30.6%	29.7%	31.3%

The decrease in the effective tax rate for the third quarter and first nine months of 2010 compared with the prior-year periods was primarily the result of lower state and local income taxes, as well as tax benefits recognized upon the resolution of tax audits in both 2010 periods. These decreases were partially offset by the impact of higher reported pretax income for 2010. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 104–106 of this Form 10-Q.
Extraordinary gain
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. This transaction was accounted for under the purchase method of accounting for business combinations. The adjusted net asset value of the banking operations after purchase accounting adjustments was higher than the consideration paid by JPMorgan Chase, resulting in an extraordinary gain. In the third quarter of 2009, the Firm recognized a $76 million increase in the extraordinary gain associated with the final purchase accounting adjustments for the acquisition. The preliminary gain recognized in 2008 was $1.9 billion. For a further discussion of the Washington Mutual transaction, see Note 2 on pages 143–148 of the Firm’s 2009 Annual Report.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 108–111 of this Form 10-Q. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
Prior to January 1, 2010, the Firm’s managed-basis presentation also included certain reclassification adjustments that assumed credit card loans securitized by CS remained on the balance sheet. Effective January 1, 2010, the Firm adopted new accounting guidance that required the Firm to consolidate its Firm-sponsored credit card securitizations trusts. The income, expense and credit costs associated with these securitization activities are now recorded in the 2010 Consolidated Statements of Income in the same classifications that were previously used to report such items on a managed basis. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For additional information on the new accounting guidance, see Note 15 on pages 155–167 of this Form 10-Q.
The presentation in 2009 of CS results on a managed basis assumed that credit card loans that had been securitized and sold in accordance with U.S. GAAP remained on the Consolidated Balance Sheets, and that the earnings on the securitized loans were classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. JPMorgan Chase used the concept of managed basis to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations were funded and decisions were made about allocating resources, such as employees and capital, based on managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance affects both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believed that this managed-basis information was useful to investors, as it enabled them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of 2009 reported to managed basis results for CS, see CS segment results on pages 36–40 of this Form 10-Q. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 15 on pages 155–167 of this Form 10-Q.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30, 2010
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$1,476	NA	$—	$1,476
Principal transactions	2,341	NA	—	2,341
Lending– and deposit–related fees	1,563	NA	—	1,563
Asset management, administration and commissions	3,188	NA	—	3,188
Securities gains	102	NA	—	102
Mortgage fees and related income	707	NA	—	707
Credit card income	1,477	NA	—	1,477
Other income	468	NA	415	883

Noninterest revenue	11,322	NA	415	11,737
Net interest income	12,502	NA	96	12,598

Total net revenue	23,824	NA	511	24,335
Noninterest expense	14,398	NA	—	14,398

Pre-provision profit	9,426	NA	511	9,937
Provision for credit losses	3,223	NA	—	3,223

Income before income tax expense	6,203	NA	511	6,714
Income tax expense	1,785	NA	511	2,296

Net income	$4,418	NA	$—	$4,418

Diluted earnings per share	$1.01	NA	$—	$1.01
Return on assets	0.86%	NA	NM	0.86%
Overhead ratio	60	NA	NM	59

	Three months ended September 30, 2009
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$1,679	$—	$—	$1,679
Principal transactions	3,860	—	—	3,860
Lending– and deposit–related fees	1,826	—	—	1,826
Asset management, administration and commissions	3,158	—	—	3,158
Securities gains	184	—	—	184
Mortgage fees and related income	843	—	—	843
Credit card income	1,710	(285)	—	1,425
Other income	625	—	371	996

Noninterest revenue	13,885	(285)	371	13,971
Net interest income	12,737	1,983	89	14,809

Total net revenue	26,622	1,698	460	28,780
Noninterest expense	13,455	—	—	13,455

Pre-provision profit	13,167	1,698	460	15,325
Provision for credit losses	8,104	1,698	—	9,802

Income before income tax expense and extraordinary gain	5,063	—	460	5,523
Income tax expense	1,551	—	460	2,011

Income before extraordinary gain	3,512	—	—	3,512
Extraordinary gain	76	—	—	76

Net income	$3,588	$—	$—	$3,588

Diluted earnings per share(a)	$0.80	$—	$—	$0.80
Return on assets(a)	0.70%	NM	NM	0.67%
Overhead ratio	51	NM	NM	47

NA: Not applicable

	Nine months ended September 30, 2010
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$4,358	NA	$—	$4,358
Principal transactions	8,979	NA	—	8,979
Lending– and deposit–related fees	4,795	NA	—	4,795
Asset management, administration and commissions	9,802	NA	—	9,802
Securities gains	1,712	NA	—	1,712
Mortgage fees and related income	2,253	NA	—	2,253
Credit card income	4,333	NA	—	4,333
Other income	1,465	NA	1,242	2,707

Noninterest revenue	37,697	NA	1,242	38,939
Net interest income	38,899	NA	282	39,181

Total net revenue	76,596	NA	1,524	78,120
Noninterest expense	45,153	NA	—	45,153

Pre-provision profit	31,443	NA	1,524	32,967
Provision for credit losses	13,596	NA	—	13,596

Income before income tax expense	17,847	NA	1,524	19,371
Income tax expense	5,308	NA	1,524	6,832

Net income	$12,539	NA	$—	$12,539

Diluted earnings per share	$2.84	NA	$—	$2.84
Return on assets	0.82%	NA	NM	0.82%
Overhead ratio	59	NA	NM	58

	Nine months ended September 30, 2009
			Fully
	Reported	Credit	tax-equivalent	Managed
(in millions, except per share and ratios)	results	card(b)	adjustments	basis

Revenue
Investment banking fees	$5,171	$—	$—	$5,171
Principal transactions	8,958	—	—	8,958
Lending– and deposit–related fees	5,280	—	—	5,280
Asset management, administration and commissions	9,179	—	—	9,179
Securities gains	729	—	—	729
Mortgage fees and related income	3,228	—	—	3,228
Credit card income	5,266	(1,119)	—	4,147
Other income	685	—	1,043	1,728

Noninterest revenue	38,496	(1,119)	1,043	38,420
Net interest income	38,774	5,945	272	44,991

Total net revenue	77,270	4,826	1,315	83,411
Noninterest expense	40,348	—	—	40,348

Pre-provision profit	36,922	4,826	1,315	43,063
Provision for credit losses	24,731	4,826	—	29,557

Income before income tax expense and extraordinary gain	12,191	—	1,315	13,506
Income tax expense	3,817	—	1,315	5,132

Income before extraordinary gain	8,374	—	—	8,374
Extraordinary gain	76	—	—	76

Net income	$8,450	$—	$—	$8,450

Diluted earnings per share(a)	$1.50	$—	$—	$1.50
Return on assets(a)	0.55%	NM	NM	0.53%
Overhead ratio	52	NM	NM	48

(a)	Based on income before extraordinary gain.

(b)	See pages 36–40 of this Form 10-Q for a discussion of the effect of credit card securitizations on CS results.
NA: Not applicable

Three months ended September 30,	2010			2009
(in millions)	Reported	Securitized(a)	Managed	Reported	Securitized(a)	Managed

Loans – Period-end	$690,531	NA	$690,531	$653,144	$87,028	$740,172
Total assets – average	2,041,113	NA	2,041,113	1,999,176	82,779	2,081,955

Nine months ended September 30,	2010			2009
(in millions)	Reported	Securitized(a)	Managed	Reported	Securitized(a)	Managed

Loans – Period-end	$690,531	NA	$690,531	$653,144	$87,028	$740,172
Total assets – average	2,041,156	NA	2,041,156	2,034,640	82,383	2,117,023

(a)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans as of or for the three and nine months ended September 30, 2009. For further discussion of credit card securitizations, see Note 15 on pages 155–167 of this Form 10-Q.
Average tangible common equity

	Three months ended					Nine months ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2010	2010	2010	2009	2009	2010	2009

Common stockholders’ equity	$163,962	$159,069	$156,094	$156,525	$149,468	$159,737	$142,322
Less: Goodwill	48,745	48,348	48,542	48,341	48,328	48,546	48,225
Less: Certain identifiable intangible assets	4,094	4,265	4,307	4,741	4,984	4,221	5,214
Add: Deferred tax liabilities(a)	2,620	2,564	2,541	2,533	2,531	2,575	2,552

Tangible common equity (TCE)	$113,743	$109,020	$105,786	$105,976	$98,687	$109,545	$91,435

(a)	Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.
Impact on ROE of redemption of TARP preferred stock issued to the U.S. Department of the Treasury (“U.S. Treasury”)
The calculation of year-to-date 2009 net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion resulting from the repayment of TARP preferred capital. Excluding this reduction ROE would have been 7% for year-to-date 2009 as disclosed in the table below. The Firm views the adjusted ROE, a non-GAAP financial measure, as meaningful because it increases the comparability to prior periods.

	Nine months ended September 30, 2009
		Excluding the
(in millions, except ratios)	As reported	TARP redemption

Return on equity
Net income	$8,450	$8,450
Less: Preferred stock dividends	1,165	1,165
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	—

Net income applicable to common equity	$6,173	$7,285

Average common stockholders’ equity	$142,322	$142,322

Return on common equity	6%	7%

Impact on diluted earnings per share of redemption of TARP preferred stock issued to the U.S. Treasury
Net income applicable to common equity for year-to-date 2009 includes a one-time, noncash reduction of approximately $1.1 billion resulting from the repayment of TARP preferred capital. The following table presents the calculations of the effect on net income applicable to common stockholders for year-to-date 2009 and the $0.27 reduction to diluted EPS which resulted from the repayment.

	Nine months ended September 30, 2009
		Effect of TARP
(in millions, except per share)	As reported	redemption

Diluted earnings per share
Net income	$8,450	$—
Less: Preferred stock dividends	1,165	—
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	1,112

Net income applicable to common equity	$6,173	$(1,112)
Less: Dividends and undistributed earnings allocated to participating securities	348	(64)

Net income applicable to common stockholders	$5,825	$(1,048)

Total weighted average diluted shares outstanding	3,848.3	3,848.3

Net income per share	$1.51	$(0.27)

Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding home lending PCI loans and loans held by the WMMT. For a further discussion of this credit metric, see Allowance for Credit Losses on pages 95-98 of this Form 10-Q.

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
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. For a further discussion of those methodologies, see Business Segment Results — Description of business segment reporting methodology on pages 53—54 of JPMorgan Chase’s 2009 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to each line of business with the changes anticipated to occur in the business, and in the competitive and regulatory landscape. The lines of business are now capitalized based on the Tier 1 common standard, rather than the Tier 1 capital standard. For a further discussion of the changes, see Capital Management — Line-of-business equity on page 65 of this Form 10-Q.
Segment Results — Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

Three months ended										Return
September 30,	Total net revenue			Noninterest expense			Net income/(loss)			on equity
(in millions, except ratios)	2010	2009	Change	2010	2009	Change	2010	2009	Change	2010	2009

Investment Bank(b)	$5,353	$7,508	(29)%	$3,704	$4,274	(13)%	$1,286	$1,921	(33)%	13%	23%
Retail Financial Services	7,646	8,218	(7)	4,517	4,196	8	907	7	NM	13	—
Card Services	4,253	5,159	(18)	1,445	1,306	11	735	(700)	NM	19	(19)
Commercial Banking	1,527	1,459	5	560	545	3	471	341	38	23	17
Treasury & Securities Services	1,831	1,788	2	1,410	1,280	10	251	302	(17)	15	24
Asset Management	2,172	2,085	4	1,488	1,351	10	420	430	(2)	26	24
Corporate/Private Equity(b)	1,553	2,563	(39)	1,274	503	153	348	1,287	(73)	NM	NM

Total	$24,335	$28,780	(15)%	$14,398	$13,455	7%	$4,418	$3,588	23%	10%	9%

Nine months ended										Return
September 30,	Total net revenue			Noninterest expense			Net income/(loss)			on equity
(in millions, except ratios)	2010	2009	Change	2010	2009	Change	2010	2009	Change	2010	2009

Investment Bank(b)	$20,004	$23,180	(14)%	$13,064	$13,115	—%	$5,138	$4,998	3%	17%	20%
Retail Financial Services	23,231	25,023	(7)	13,040	12,446	5	1,818	496	267	9	3
Card Services	12,917	15,156	(15)	4,283	3,985	7	775	(1,919)	NM	7	(17)
Commercial Banking	4,429	4,314	3	1,641	1,633	—	1,554	1,047	48	26	17
Treasury & Securities Services	5,468	5,509	(1)	4,134	3,887	6	822	989	(17)	17	26
Asset Management	6,371	5,770	10	4,335	4,003	8	1,203	1,006	20	25	19
Corporate/Private Equity(b)	5,700	4,459	28	4,656	1,279	264	1,229	1,833	(33)	NM	NM

Total	$78,120	$83,411	(6)%	$45,153	$40,348	12%	$12,539	$8,450	48%	10%	6%

(a)	Represents reported results on a tax-equivalent basis. The managed basis also assumes that credit card loans in Firm-sponsored credit card securitization trusts remained on the balance sheet for 2009. Firm-sponsored credit card securitizations were consolidated at their carrying values on January 1, 2010, under the new consolidation guidance related to VIEs.

(b)	Corporate/Private Equity includes an adjustment to offset IB’s inclusion of the credit reimbursement from TSS in total net revenue; TSS reports the reimbursement to IB as a separate line on its income statement (not part of total revenue).

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 55—57 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 5 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Revenue
Investment banking fees	$1,502	$1,658	(9)%	$4,353	$5,277	(18)%
Principal transactions	1,129	2,714	(58)	7,165	8,070	(11)
Lending- and deposit-related fees	205	185	11	610	490	24
Asset management, administration and commissions	565	633	(11)	1,761	2,042	(14)
All other income(a)	61	63	(3)	196	(101)	NM

Noninterest revenue	3,462	5,253	(34)	14,085	15,778	(11)
Net interest income(b)	1,891	2,255	(16)	5,919	7,402	(20)

Total net revenue(c)	5,353	7,508	(29)	20,004	23,180	(14)
Provision for credit losses	(142)	379	NM	(929)	2,460	NM
Noninterest expense
Compensation expense	2,031	2,778	(27)	7,882	8,785	(10)
Noncompensation expense	1,673	1,496	12	5,182	4,330	20

Total noninterest expense	3,704	4,274	(13)	13,064	13,115	—

Income before income tax expense	1,791	2,855	(37)	7,869	7,605	3
Income tax expense	505	934	(46)	2,731	2,607	5

Net income	$1,286	$1,921	(33)	$5,138	$4,998	3

Financial ratios
Return on common equity	13%	23%		17%	20%
Return on assets	0.68	1.12		0.97	0.94
Overhead ratio	69	57		65	57
Compensation expense as a percentage of total net revenue(d)	38	37		39	38

Revenue by business
Investment banking fees:
Advisory	$385	$384	—	$1,045	$1,256	(17)
Equity underwriting	333	681	(51)	1,100	2,092	(47)
Debt underwriting	784	593	32	2,208	1,929	14

Total investment banking fees	1,502	1,658	(9)	4,353	5,277	(18)
Fixed income markets	3,123	5,011	(38)	12,150	14,829	(18)
Equity markets	1,135	941	21	3,635	3,422	6
Credit portfolio(a)	(407)	(102)	(299)	(134)	(348)	61

Total net revenue	$5,353	$7,508	(29)	$20,004	$23,180	(14)

Revenue by region(a)
Americas	$2,857	$3,850	(26)	$11,354	$12,284	(8)
Europe/Middle East/Africa	1,531	2,912	(47)	5,882	8,288	(29)
Asia/Pacific	965	746	29	2,768	2,608	6

Total net revenue	$5,353	$7,508	(29)	$20,004	$23,180	(14)

(a)	TSS was charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS. IB recognizes this credit reimbursement in its credit portfolio business in all other income.

(b)	The decrease in net interest income in the third quarter and year-to-date 2010 was primarily due to lower loan balances, lower Prime Services spreads and lower yielding fixed income trading balances.

(c)	Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments, as well as tax-exempt income from municipal bond investments of $390 million and $371 million for the quarters ended September 30, 2010 and 2009, respectively, and $1.2 billion and $1.1 billion for year-to-date 2010 and 2009, respectively.

(d)	The compensation expense as a percentage of total net revenue ratio for year-to-date of 2010 excluding the payroll tax expense related to the U.K. Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010 to relevant banking employees, which is a non-GAAP financial measure, was 37%. IB excludes this tax from the ratio because it enables comparability with prior periods.

Quarterly results
Net income was $1.3 billion, down 33% compared with the prior year. The decrease reflected lower revenue, partially offset by lower noninterest expense and a benefit from the provision for credit losses.
Net revenue was $5.4 billion, compared with $7.5 billion in the prior year. Investment banking fees were $1.5 billion, down 9%; these consisted of equity underwriting fees of $333 million (down 51%), debt underwriting fees of $784 million (up 32%) and advisory fees of $385 million (flat compared with the prior year). Fixed Income Markets revenue was $3.1 billion, compared with $5.0 billion in the prior year. The decrease largely reflected lower results in credit and rates markets. The current period also included losses of $149 million from the tightening of the Firm’s credit spreads on certain structured liabilities, compared with losses of $497 million in the prior period. Equity Markets revenue was $1.1 billion, compared with $941 million in the prior year, reflecting solid client revenue. The current period also included losses of $96 million from the tightening of the Firm’s credit spreads on certain structured liabilities, compared with losses of $343 million in the prior period. Credit Portfolio revenue was a loss of $407 million, primarily reflecting the negative net impact of credit spreads on derivative assets and liabilities, partially offset by net interest income and fees on retained loans.
The provision for credit losses was a benefit of $142 million, compared with an expense of $379 million in the prior year. The current-quarter provision reflected a reduction in the allowance for loan losses, largely related to net repayments and loan sales. The allowance for loan losses to end-of-period loans retained was 3.85%, compared with 8.44% in the prior year. The decline in the allowance ratio was due largely to the consolidation of asset-backed commercial paper conduits in accordance with new accounting guidance, effective January 1, 2010; excluding these balances, the current-quarter allowance coverage ratio was 6.20%. Net charge-offs were $33 million, compared with $750 million in the prior year. Nonperforming loans were $2.4 billion, down by $2.5 billion from the prior year.
Noninterest expense was $3.7 billion, down 13% from the prior year, primarily due to lower compensation expense.
ROE was 13% on $40.0 billion of average allocated capital.
Year-to-date results
Net income was $5.1 billion, up 3% compared with the prior year. These results primarily reflected a benefit from the provision for credit losses, compared with an expense in the prior year, partially offset by lower net revenue.
Net revenue was $20.0 billion, compared with $23.2 billion in the prior year. Investment banking fees were $4.4 billion, down 18% from the prior year; these consisted of debt underwriting fees of $2.2 billion (up 14%), equity underwriting fees of $1.1 billion (down 47%), and advisory fees of $1.0 billion (down 17%). Fixed Income Markets revenue was $12.2 billion, compared with $14.8 billion in the prior year. The decrease from the prior year largely reflected lower results in rates and credit markets, partially offset by gains of $307 million from the widening of the Firm’s credit spread on certain structured liabilities, compared with losses of $848 million in the prior year. Equity Markets revenue was $3.6 billion, compared with $3.4 billion in the prior year, reflecting solid client revenue, as well as gains of $142 million from the widening of the Firm’s credit spread on certain structured liabilities, compared with losses of $453 million in the prior year. Credit Portfolio revenue was a loss of $134 million, primarily reflecting negative impact of credit spreads on derivative assets as well as mark-to-market losses on hedges of retained loans, partially offset by net interest income and fees on loans.
The provision for credit losses was a benefit of $929 million, compared with an expense of $2.5 billion in the prior year. The current-year provision reflected a reduction in the allowance for loan losses, largely related to net repayments and loan sales. Net charge-offs were $758 million, compared with $1.2 billion in the prior year.
Noninterest expense was $13.1 billion, flat to the prior year, as lower performance-based compensation expense was largely offset by increased litigation reserves, including those for mortgage-related matters. Current-year results also included the impact of the U.K. Bank Payroll Tax.
ROE on equity was 17% on $40.0 billion of average allocated capital.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2010	2009	Change	2010	2009	Change

Selected balance sheet data (period-end)
Loans:(a)
Loans retained(b)	$51,299	$55,703	(8)%	$51,299	$55,703	(8)%
Loans held-for-sale and loans at fair value	2,252	4,582	(51)	2,252	4,582	(51)

Total loans	53,551	60,285	(11)	53,551	60,285	(11)
Equity	40,000	33,000	21	40,000	33,000	21

Selected balance sheet data (average)
Total assets	$746,926	$678,796	10	$711,277	$707,396	1
Trading assets—debt and equity instruments	300,517	270,695	11	293,605	269,668	9
Trading assets—derivative receivables	76,530	86,651	(12)	69,547	103,929	(33)
Loans:(a)
Loans retained(b)	53,331	61,269	(13)	55,042	66,479	(17)
Loans held-for-sale and loans at fair value	2,678	4,981	(46)	3,118	8,745	(64)

Total loans	56,009	66,250	(15)	58,160	75,224	(23)
Adjusted assets(c)	539,459	515,718	5	524,658	545,235	(4)
Equity	40,000	33,000	21	40,000	33,000	21

Headcount	26,373	24,828	6	26,373	24,828	6

Credit data and quality statistics
Net charge-offs	$33	$750	(96)	$758	$1,219	(38)
Nonperforming assets:
Nonperforming loans:
Nonperforming loans retained(b)(d)	2,025	4,782	(58)	2,025	4,782	(58)
Nonperforming loans held-for-sale and loans at fair value	361	128	182	361	128	182

Total nonperforming loans	2,386	4,910	(51)	2,386	4,910	(51)
Derivative receivables	255	624	(59)	255	624	(59)
Assets acquired in loan satisfactions	148	248	(40)	148	248	(40)

Total nonperforming assets	2,789	5,782	(52)	2,789	5,782	(52)
Allowance for credit losses:
Allowance for loan losses	1,976	4,703	(58)	1,976	4,703	(58)
Allowance for lending-related commitments	570	401	42	570	401	42

Total allowance for credit losses	2,546	5,104	(50)	2,546	5,104	(50)
Net charge-off rate(b)(e)	0.25%	4.86%		1.84%	2.45%
Allowance for loan losses to period-end loans retained(b)(e)	3.85	8.44		3.85	8.44
Allowance for loan losses to average loans retained(b)(e)	3.71	7.68		3.59	7.07
Allowance for loan losses to nonperforming loans retained(b)(d)(e)	98	98		98	98
Nonperforming loans to period-end loans	4.46	8.14		4.46	8.14
Nonperforming loans to average loans	4.26	7.41		4.10	6.53
Market risk—average trading and credit portfolio VaR — 95% confidence level
Trading activities:
Fixed income	$72	$182	(60)	$68	$173	(61)
Foreign exchange	9	19	(53)	11	19	(42)
Equities	21	19	11	22	55	(60)
Commodities and other	13	23	(43)	16	22	(27)
Diversification(f)	(38)	(97)	61	(43)	(101)	57

Total trading VaR(g)	77	146	(47)	74	168	(56)
Credit portfolio VaR(h)	30	29	3	25	61	(59)
Diversification(f)	(8)	(32)	75	(9)	(52)	83

Total trading and credit portfolio VaR	$99	$143	(31)	$90	$177	(49)

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-administered multi-seller conduits. As a result, $15.1 billion of related loans were recorded in loans on the Consolidated Balance Sheets.

(b)	Loans retained include credit portfolio loans, leveraged leases and other accrual loans, and exclude loans held-for-sale and loans accounted for at fair value.

(c)	Adjusted assets, a non-GAAP financial measure, equals total assets minus: (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of consolidated VIEs; (3) cash and securities segregated and on deposit for regulatory and other purposes; (4) goodwill and intangibles; (5) securities received as collateral; and (6) investments purchased under the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML Facility”). The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

(d)	Allowance for loan losses of $603 million and $1.8 billion were held against these nonperforming loans at September 30, 2010 and 2009, respectively.

(e)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.

(f)	Average value-at-risk (“VaR”) was less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves. For a further discussion of VaR, see pages 99—101 of this Form 10-Q.

(g)	Trading VaR includes predominantly all trading activities in IB, as well as syndicated lending facilities that the Firm intends to distribute; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See VaR discussion on pages 99—101 and the DVA Sensitivity table on page 101 of this Form 10-Q for further details. Trading VaR includes the estimated credit spread sensitivity of certain mortgage products.

(h)	Credit portfolio VaR includes the derivative credit valuation adjustments (“CVA”), hedges of the CVA and mark-to-market (“MTM”) hedges of the retained loan portfolio, which were all reported in principal transactions revenue. This VaR does not include the retained loan portfolio.
According to Dealogic, for the first nine months of 2010, the Firm was ranked #1 in Global Debt, Equity and Equity-Related; #1 in Global Equity and Equity-Related; #1 in Global Long-Term Debt; #2 in Global Syndicated Loans and #2 in Global Announced M&A based on volume.
According to Dealogic, the Firm was ranked #1 in Investment Banking fees generated for the first nine months of 2010, based on revenue.

	Nine months ended September 30, 2010		Full-year 2009
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global investment banking fees(b)	8%	#1	9%	#1
Global debt, equity and equity-related	7	#1	9	#1
Global syndicated loans	9	#2	8	#1
Global long-term debt(c)	7	#1	8	#1
Global equity and equity-related(d)	8	#1	12	#1
Global announced M&A(e)	18	#2	23	#3
U.S. debt, equity and equity-related	11	#1	15	#1
U.S. syndicated loans	20	#2	22	#1
U.S. long-term debt(c)	11	#1	14	#1
U.S. equity and equity-related	16	#1	16	#2
U.S. announced M&A(e)	23	#3	36	#2

(a)	Source: Dealogic. Global Investment Banking fees reflects ranking of fees and market share. Remainder of rankings reflects transaction volume rank and market share.

(b)	Global IB fees exclude money market, short-term debt and shelf deals.

(c)	Long-term debt tables include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities and mortgage-backed securities; and exclude money market, short-term debt, and U.S. municipal securities.

(d)	Equity and equity-related rankings include rights offerings and Chinese A-Shares.

(e)	Global announced M&A is based on transaction value at announcement; all other rankings are based on transaction proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. M&A for year-to-date 2010 and full-year 2009 reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.

RETAIL FINANCIAL SERVICES
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,100 bank branches (third-largest nationally) and 15,800 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 28,500 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 16,000 auto dealerships and 1,700 schools and universities nationwide. Prior to January 1, 2010, RFS was reported as: Retail Banking and Consumer Lending. Commencing January 1, 2010, Consumer Lending for reporting purposes is presented as: (1) Mortgage Banking & Other Consumer Lending, and (2) Real Estate Portfolios. Mortgage Banking & Other Consumer Lending comprises mortgage production and servicing, auto finance, and student and other lending activities. Real Estate Portfolios comprises residential mortgages and home equity loans, including the PCI portfolio acquired in the Washington Mutual transaction. This change is intended solely to provide further clarity around the Real Estate Portfolios. Retail Banking, which includes branch banking and business banking activities, is not affected by these reporting revisions.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Revenue
Lending- and deposit-related fees	$759	$1,046	(27)%	$2,380	$2,997	(21)%
Asset management, administration and commissions	443	408	9	1,328	1,268	5
Mortgage fees and related income	705	873	(19)	2,246	3,313	(32)
Credit card income	502	416	21	1,432	1,194	20
Other income	379	321	18	1,146	829	38

Noninterest revenue	2,788	3,064	(9)	8,532	9,601	(11)
Net interest income	4,858	5,154	(6)	14,699	15,422	(5)

Total net revenue(a)	7,646	8,218	(7)	23,231	25,023	(7)

Provision for credit losses	1,548	3,988	(61)	6,996	11,711	(40)

Compensation expense	1,915	1,728	11	5,527	4,990	11
Noncompensation expense	2,533	2,385	6	7,304	7,207	1
Amortization of intangibles	69	83	(17)	209	249	(16)

Total noninterest expense	4,517	4,196	8	13,040	12,446	5

Income before income tax expense	1,581	34	NM	3,195	866	269
Income tax expense	674	27	NM	1,377	370	272

Net income	$907	$7	NM	$1,818	$496	267

Financial ratios
Return on common equity	13%	—%		9%	3%
Overhead ratio	59	51		56	50
Overhead ratio excluding core deposit intangibles(b)	58	50		55	49

(a)	Total net revenue included tax-equivalent adjustments associated with tax-exempt loans to municipalities and other qualified entities of $4 million and $6 million for the quarters ended September 30, 2010 and 2009, respectively, and $14 million and $18 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)	RFS uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years. This method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excludes Retail Banking’s CDI amortization expense related to prior business combination transactions of $69 million and $83 million for the quarters ended September 30, 2010 and 2009, respectively, and $208 million and $248 million for the nine months ended September 30, 2010 and 2009, respectively.

Quarterly results
Net income was $907 million, compared with $7 million in the prior year.
Net revenue was $7.6 billion, a decrease of $572 million, or 7%, compared with the prior year. Net interest income was $4.9 billion, down by $296 million, or 6%, reflecting the impact of lower loan balances and narrower loan spreads, partially offset by a shift to wider-spread deposit products. Noninterest revenue was $2.8 billion, down by $276 million, or 9%, as lower deposit-related fees and mortgage fees and related income were partially offset by higher debit card income and auto operating lease income.
The provision for credit losses was $1.5 billion, a decrease of $2.4 billion from the prior year. While delinquency trends and net charge-offs improved compared with the prior year, the current-quarter provision continued to reflect elevated losses for the mortgage and home equity portfolios. Home equity net charge-offs were $730 million (3.10% net charge-off rate), compared with $1.1 billion (4.25% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $206 million (6.64% net charge-off rate), compared with $422 million (12.31% net charge-off rate). Prime mortgage net charge-offs were $265 million (1.84% net charge-off rate), compared with $525 million (3.45% net charge-off rate). There was no change to the allowance for loan losses in the quarter, while $1.4 billion was added in the prior year. The allowance for loan losses to ending loans retained, excluding purchased credit-impaired loans, was 5.36%, compared with 4.63% in the prior year.
Noninterest expense was $4.5 billion, an increase of $321 million, or 8%, from the prior year.
Year-to-date results
Net income was $1.8 billion, compared with $496 million in the prior year.
Net revenue was $23.2 billion, a decrease of $1.8 billion, or 7%, compared with the prior year. Net interest income was $14.7 billion, down by $723 million, or 5%, reflecting the impact of lower loan and deposit balances and narrower loan spreads, partially offset by a shift to wider-spread deposit products. Noninterest revenue was $8.5 billion, down by $1.1 billion, or 11%, as lower mortgage fees and related income and deposit-related fees were partially offset by higher debit card income and auto operating lease income.
The provision for credit losses was $7.0 billion, compared with $11.7 billion in the prior year. The current-year provision reflects an addition to the allowance for loan losses of $1.2 billion for the purchased credit-impaired portfolio, compared with prior year additions of $3.2 billion predominantly for the home equity and mortgage portfolios and $1.1 billion for the purchased credit-impaired portfolio. While delinquency trends and net charge-offs improved compared with the prior year, the provision continued to reflect elevated losses for the mortgage and home equity portfolios. Home equity net charge-offs were $2.7 billion (3.68% net charge-off rate), compared with $3.5 billion (4.26% net charge-off rate) in the prior year. Subprime mortgage net charge-offs were $945 million (9.72% net charge-off rate), compared with $1.2 billion (11.18% net charge-off rate). Prime mortgage net charge-offs were $988 million (2.24% net charge-off rate), compared with $1.3 billion (2.81% net charge-off rate).
Noninterest expense was $13.0 billion, an increase of $594 million, or 5%, from the prior year.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2010	2009	Change	2010	2009	Change

Selected balance sheet data (period-end)
Assets	$367,675	$397,673	(8)%	$367,675	$397,673	(8)%
Loans:
Loans retained	323,481	346,765	(7)	323,481	346,765	(7)
Loans held-for-sale and loans at fair value(a)	13,071	14,303	(9)	13,071	14,303	(9)

Total loans	336,552	361,068	(7)	336,552	361,068	(7)
Deposits	364,186	361,046	1	364,186	361,046	1
Equity	28,000	25,000	12	28,000	25,000	12

Selected balance sheet data (average)
Assets	$375,968	$401,620	(6)	$383,848	$411,693	(7)
Loans:
Loans retained	326,905	349,762	(7)	335,011	358,623	(7)
Loans held-for-sale and loans at fair value(a)	15,683	19,025	(18)	15,717	18,208	(14)

Total loans	342,588	368,787	(7)	350,728	376,831	(7)
Deposits	362,559	366,944	(1)	360,521	371,482	(3)
Equity	28,000	25,000	12	28,000	25,000	12

Headcount	119,424	106,951	12	119,424	106,951	12

Credit data and quality statistics
Net charge-offs	$1,548	$2,550	(39)	$5,747	$7,375	(22)
Nonperforming loans:
Nonperforming loans retained	9,801	10,091	(3)	9,801	10,091	(3)
Nonperforming loans held-for-sale and loans at fair value	166	242	(31)	166	242	(31)

Total nonperforming loans(b)(c)(d)	9,967	10,333	(4)	9,967	10,333	(4)
Nonperforming assets(b)(c)(d)	11,421	11,883	(4)	11,421	11,883	(4)
Allowance for loan losses	16,154	13,286	22	16,154	13,286	22
Net charge-off rate(e)	1.88%	2.89%		2.29%	2.75%
Net charge-off rate excluding purchased credit-impaired loans(e)(f)	2.44	3.81		2.99	3.62
Allowance for loan losses to ending loans retained(e)	4.99	3.83		4.99	3.83
Allowance for loan losses to ending loans retained excluding purchased credit-impaired loans(e)(f)	5.36	4.63		5.36	4.63
Allowance for loan losses to nonperforming loans retained(b)(e)(f)	136	121		136	121
Nonperforming loans to total loans	2.96	2.86		2.96	2.86
Nonperforming loans to total loans excluding purchased credit-impaired loans(b)	3.81	3.72		3.81	3.72

(a)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $12.6 billion and $12.8 billion at September 30, 2010 and 2009, respectively. Average balances of these loans totaled $15.3 billion and $17.7 billion for the quarters ended September 30, 2010 and 2009, respectively, and $14.0 billion and $15.8 billion for the nine months ended September 30, 2010 and 2009, respectively.

(b)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing.

(c)	Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(d)	At September 30, 2010 and 2009, nonperforming loans and assets exclude: (1) mortgage loans insured by U.S. government agencies of $10.2 billion and $7.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.7 billion and $579 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”), of $572 million and $511 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

(f)	Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $2.8 billion and $1.1 billion was recorded for these loans at September 30, 2010 and 2009, respectively, which has also been excluded from applicable ratios. To date, no charge-offs have been recorded for these loans.

RETAIL BANKING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Noninterest revenue	$1,691	$1,844	(8)%	$5,077	$5,365	(5)%
Net interest income	2,745	2,732	—	8,092	8,065	—

Total net revenue	4,436	4,576	(3)	13,169	13,430	(2)
Provision for credit losses	175	208	(16)	534	894	(40)
Noninterest expense	2,779	2,646	5	7,989	7,783	3

Income before income tax expense	1,482	1,722	(14)	4,646	4,753	(2)

Net income	$848	$1,043	(19)	$2,660	$2,876	(8)

Overhead ratio	63%	58%		61%	58%
Overhead ratio excluding core deposit intangibles(a)	61	56		59	56

(a)	Retail Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years. This method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excludes Retail Banking’s CDI amortization expense related to prior business combination transactions of $69 million and $83 million for the quarters ended September 30, 2010 and 2009, respectively, and $208 million and $248 million for the nine months ended September 30, 2010 and 2009, respectively.
Quarterly results
Retail Banking reported net income of $848 million, a decrease of $195 million, or 19%, compared with the prior year.
Net revenue was $4.4 billion, down 3% compared with the prior year. The decrease was driven by declining deposit-related fees, largely offset by a shift to wider-spread deposit products and higher debit card income.
The provision for credit losses was $175 million, down $33 million compared with the prior year. Retail Banking net charge-offs were $175 million (4.18% net charge-off rate), compared with $208 million (4.66% net charge-off rate) in the prior year.
Noninterest expense was $2.8 billion, up 5% compared with the prior year, resulting from sales force increases in Business Banking and bank branches.
Year-to-date results
Retail Banking reported net income of $2.7 million, a decrease of $216 million, or 8%, compared with the prior year.
Net revenue was $13.2 billion, down 2% compared with the prior year. The decrease was driven by declining deposit-related fees and a decline in deposit balances, largely offset by a shift to wider-spread deposit products and higher debit card income.
The provision for credit losses was $534 million, down $360 million compared with the prior year. Retail Banking net charge-offs were $534 million (4.28% net charge-off rate), compared with $594 million (4.41% net charge-off rate) in the prior year.
Noninterest expense was $8.0 billion, up 3% compared with the prior year, resulting from sales force increases in Business Banking and bank branches.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in billions, except ratios and where
otherwise noted)	2010	2009	Change	2010	2009	Change

Business metrics

Business banking origination volume	$1.2	$0.5	91%	$3.3	$1.6	99%
End-of-period loans owned	16.6	17.4	(5)	16.6	17.4	(5)
End-of-period deposits:
Checking	$124.2	$115.5	8	$124.2	$115.5	8
Savings	162.4	151.6	7	162.4	151.6	7
Time and other	48.9	66.6	(27)	48.9	66.6	(27)

Total end-of-period deposits	335.5	333.7	1	335.5	333.7	1
Average loans owned	$16.6	$17.7	(6)	$16.7	$18.0	(7)
Average deposits:
Checking	$123.5	$114.0	8	$122.3	$112.6	9
Savings	162.2	151.2	7	161.2	150.1	7
Time and other	49.8	74.4	(33)	52.2	81.8	(36)

Total average deposits	335.5	339.6	(1)	335.7	344.5	(3)
Deposit margin	3.08%	2.99%		3.05%	2.92%
Average assets	$27.7	$28.1	(1)	$28.3	$29.1	(3)

Credit data and quality statistics (in millions, except ratio)
Net charge-offs	$175	$208	(16)	$534	$594	(10)
Net charge-off rate	4.18%	4.66%		4.28%	4.41%
Nonperforming assets	$913	$816	12	$913	$816	12

Retail branch business metrics
Investment sales volume (in millions)	$5,798	$6,243	(7)	$17,510	$15,933	10

Number of:
Branches	5,192	5,126	1	5,192	5,126	1
ATMs	15,815	15,038	5	15,815	15,038	5
Personal bankers	21,438	16,941	27	21,438	16,941	27
Sales specialists	7,123	5,530	29	7,123	5,530	29
Active online customers (in thousands)	17,167	13,852	24	17,167	13,852	24
Checking accounts (in thousands)	27,014	25,546	6	27,014	25,546	6

MORTGAGE BANKING & OTHER CONSUMER LENDING

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratio)	2010	2009	Change	2010	2009	Change

Noninterest revenue(a)	$1,076	$1,201	(10)%	$3,350	$4,256	(21)%
Net interest income	809	834	(3)	2,494	2,363	6

Total net revenue	1,885	2,035	(7)	5,844	6,619	(12)
Provision for credit losses	176	222	(21)	568	993	(43)
Noninterest expense	1,348	1,139	18	3,837	3,381	13

Income before income tax expense	361	674	(46)	1,439	2,245	(36)

Net income(a)	$207	$412	(50)	$828	$1,377	(40)

Overhead ratio	72%	56%		66%	51%

(a)	Losses related to the repurchase of previously-sold loans are recorded as a reduction of production revenue. These losses totaled $1.5 billion and $465 million for the quarters ended September 30, 2010 and 2009, respectively, and $2.6 billion and $940 million for the nine months ended September 30, 2010 and 2009, respectively. The losses resulted in a negative impact on net income of $853 million and $286 million for the quarters ended September 30, 2010 and 2009, respectively, and $1.5 billion and $578 million for the nine months ended September 30, 2010 and 2009, respectively. For further discussion, see Repurchase liability on pages 58—61 and Note 22 on pages 174—178 of this Form 10-Q, and Note 31 on pages 230—234 of JPMorgan Chase’s 2009 Annual Report.

Quarterly results
Mortgage Banking & Other Consumer Lending reported net income of $207 million, a decrease of $205 million, or 50%, from the prior year.
Net revenue was $1.9 billion, down by $150 million, or 7%, from the prior year. Mortgage Banking net revenue was $1.1 billion, down by $219 million. Other Consumer Lending net revenue, comprising Auto and Student Lending, was $832 million, up by $69 million, predominantly as a result of higher auto loan and lease balances.
Mortgage Banking net revenue included $232 million of net interest income and $821 million of noninterest revenue, comprising production, servicing and other noninterest revenue. Total production revenue was a net loss of $231 million, a decrease of $161 million compared with the prior year. Production revenue, excluding repurchase losses, was $1.2 billion, an increase of $838 million, reflecting higher mortgage origination volumes and wider margins. Total production revenue was reduced by $1.5 billion of repurchase losses, compared with $465 million in the prior year, and included a $1.0 billion increase in the repurchase reserve during the current quarter, reflecting higher estimated future repurchase demands. Net mortgage servicing revenue, which comprises operating revenue and MSR risk management, was $936 million, a decrease of $7 million. Operating revenue was $549 million, an increase of $41 million, reflecting an improvement in other changes in MSR asset fair value driven by lower runoff of the MSR asset due to time decay, largely offset by lower loan servicing revenue as a result of lower third-party loans serviced. MSR risk management revenue was $387 million, a decrease of $48 million.
The provision for credit losses, predominantly related to the student and auto loan portfolios, was $176 million, compared with $222 million in the prior year. Student loan and other net charge-offs were $82 million (2.21% net charge-off rate), compared with $60 million (1.66% net charge-off rate) in the prior year. Auto loan net charge-offs were $67 million (0.56% net charge-off rate), compared with $159 million (1.46% net charge-off rate) in the prior year.
Noninterest expense was $1.3 billion, up by $209 million, or 18%, from the prior year, driven by an increase in default-related expense for the serviced portfolio.
Year-to-date results
Mortgage Banking & Other Consumer Lending reported net income of $828 million, a decrease of $549 million, or 40%, from the prior year.
Net revenue was $5.8 billion, down by $775 million, or 12%, from the prior year. Mortgage Banking net revenue was $3.2 billion, down by $1.2 billion. Other Consumer Lending net revenue, comprising Auto and Student Lending, was $2.6 billion, up by $400 million, predominantly as a result of higher auto loan and lease balances.
Mortgage Banking net revenue included $660 million of net interest income and $2.6 billion of noninterest revenue, comprising production, servicing and other noninterest revenue. Total production revenue was a net loss of $221 million, compared with income of $695 million in the prior year. Production revenue, excluding repurchase losses, was $2.3 billion, an increase of $707 million, reflecting wider mortgage margins. Total production revenue was reduced by $2.6 billion of repurchase losses, compared with $940 million in the prior year, and included a $1.6 billion increase in the repurchase reserve during the current year, reflecting higher estimated future repurchase demands. Net mortgage servicing revenue, which comprises operating revenue and MSR risk management, was $2.5 billion, a decrease of $151 million. Operating revenue was $1.6 billion, an increase of $518 million, reflecting an improvement in other changes in MSR asset fair value driven by lower runoff of the MSR asset due to time decay, partially offset by lower loan servicing revenue as a result of lower third-party loans serviced. MSR risk management revenue was $850 million, a decrease of $669 million.
The provision for credit losses, predominantly related to the student and auto loan portfolios, was $568 million, compared with $993 million in the prior year. Student loan and other net charge-offs were $296 million (2.62% net charge-off rate), compared with $195 million (1.80% net charge-off rate) in the prior year. Auto loan net charge-offs were $227 million (0.64% net charge-off rate), compared with $479 million (1.49% net charge-off rate) in the prior year.
Noninterest expense was $3.8 billion, up by $456 million, or 13%, from the prior year, driven by an increase in default-related expense for the serviced portfolio.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2010	2009	Change	2010	2009	Change

Business metrics
End-of-period loans owned:
Auto loans	$48.2	$44.3	9%	$48.2	$44.3	9%
Mortgage(a)	13.8	10.1	37	13.8	10.1	37
Student loans and other	14.6	15.6	(6)	14.6	15.6	(6)

Total end-of-period loans owned	76.6	70.0	9	76.6	70.0	9

Average loans owned:
Auto loans	$47.7	$43.3	10	$47.4	$43.0	10
Mortgage(a)	13.6	8.9	53	13.3	8.3	60
Student loans and other	14.8	15.3	(3)	16.6	16.5	1

Total average loans owned(b)	76.1	67.5	13	77.3	67.8	14

Credit data and quality statistics (in millions, except ratios)
Net charge-offs:
Auto loans	$67	$159	(58)	$227	$479	(53)
Mortgage	10	7	43	29	14	107
Student loans and other	82	60	37	296	195	52

Total net charge-offs	159	226	(30)	552	688	(20)

Net charge-off rate:
Auto loans	0.56%	1.46%		0.64%	1.49%
Mortgage	0.30	0.32		0.30	0.24
Student loans and other	2.21	1.66		2.62	1.80

Total net charge-off rate(b)	0.83	1.35		0.98	1.41

30+ day delinquency rate(c)(d)	1.54%	1.76%		1.54%	1.76%
Nonperforming assets (in millions)(e)	$1,052	$872	21	$1,052	$872	21

Origination volume:
Mortgage origination volume by channel
Retail	$19.2	$13.3	44	$45.9	$41.6	10
Wholesale(f)	0.2	0.7	(71)	1.0	3.0	(67)
Correspondent(f)	19.1	21.1	(9)	49.8	61.0	(18)
CNT (negotiated transactions)	2.4	2.0	20	8.1	10.3	(21)

Total mortgage origination volume	40.9	37.1	10	104.8	115.9	(10)

Student loans	$0.2	$1.5	(87)	$1.9	$3.6	(47)
Auto	6.1	6.9	(12)	18.2	17.8	2

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2010	2009	Change	2010	2009	Change

Application volume:
Mortgage application volume by channel
Retail	$34.6	$17.8	94%	$82.7	$73.5	13%
Wholesale(f)	0.6	1.1	(45)	2.0	4.2	(52)
Correspondent(f)	30.7	26.6	15	72.4	85.5	(15)

Total mortgage application volume	$65.9	$45.5	45	$157.1	$163.2	(4)

Average mortgage loans held-for-sale and loans at fair value(g)	$15.6	$18.0	(13)	$14.2	$16.2	(12)
Average assets	125.8	115.2	9	124.6	113.4	10
Repurchase reserve (ending)	3.0	0.9	233	3.0	0.9	233
Third-party mortgage loans serviced (ending)	1,012.7	1,098.9	(8)	1,012.7	1,098.9	(8)
Third-party mortgage loans serviced (average)	1,028.6	1,104.4	(7)	1,056.3	1,129.2	(6)
MSR net carrying value (ending)	10.3	13.6	(24)	10.3	13.6	(24)
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	1.02%	1.24%		1.02%	1.24%
Ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average)	0.44	0.44		0.44	0.44
MSR revenue multiple(h)	2.32x	2.82x		2.32x	2.82x

Supplemental mortgage fees and related income details
(in millions)

Net production revenue:
Production revenue	$1,233	$395	212	$2,342	$1,635	43
Repurchase losses	(1,464)	(465)	(215)	(2,563)	(940)	(173)

Net production revenue	(231)	(70)	(230)	(221)	695	NM

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,153	1,220	(5)	3,446	3,721	(7)
Other changes in MSR asset fair value	(604)	(712)	15	(1,829)	(2,622)	30

Total operating revenue	549	508	8	1,617	1,099	47
Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model	(1,497)	(1,099)	(36)	(5,177)	4,042	NM
Derivative valuation adjustments and other	1,884	1,534	23	6,027	(2,523)	NM

Total risk management	387	435	(11)	850	1,519	(44)

Total net mortgage servicing revenue	936	943	(1)	2,467	2,618	(6)

Mortgage fees and related income	$705	$873	(19)	$2,246	$3,313	(32)

(a)	Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Repurchase liability on pages 58—61 of this Form 10-Q.

(b)	Total average loans owned includes loans held-for-sale of $338 million and $1.3 billion for the quarters ended September 30, 2010 and 2009, respectively, and $1.7 billion and $2.4 billion for the nine months ended September 30, 2010 and 2009, respectively. These amounts are excluded when calculating the net charge-off rate.

(c)	Excludes mortgage loans that are insured by U.S. government agencies of $11.1 billion and $7.7 billion at September 30, 2010 and 2009, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(d)	Excludes loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $1.0 billion and $903 million at September 30, 2010 and 2009, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)	At September 30, 2010 and 2009, nonperforming loans and assets exclude: (1) mortgage loans insured by U.S. government agencies of $10.2 billion and $7.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.7 billion and $579 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $572 million and $511 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(f)	Includes rural housing loans sourced through brokers and correspondents, which are underwritten under U.S. Department of Agriculture guidelines. Prior period amounts have been revised to conform with the current period presentation.

(g)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. Average balances of these loans totaled $15.3 billion and $17.7 billion for the quarters ended September 30, 2010 and 2009, respectively, and $14.0 billion and $15.8 billion for the nine months ended September 30, 2010 and 2009, respectively.

(h)	Represents the ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending) divided by the ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average).

REAL ESTATE PORTFOLIOS

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Noninterest revenue	$21	$19	11%	$105	$(20)	NM
Net interest income	1,304	1,588	(18)	4,113	4,994	(18)%

Total net revenue	1,325	1,607	(18)	4,218	4,974	(15)

Provision for credit losses	1,197	3,558	(66)	5,894	9,824	(40)
Noninterest expense	390	411	(5)	1,214	1,282	(5)
Income/(loss) before income tax expense/(benefit)	(262)	(2,362)	89	(2,890)	(6,132)	53

Net income/(loss)	$(148)	$(1,448)	90	$(1,670)	$(3,757)	56

Overhead ratio	29%	26%		29%	26%

Quarterly results
Real Estate Portfolios reported a net loss of $148 million, compared with a net loss of $1.4 billion in the prior year. The improvement was driven by a lower provision for credit losses, partially offset by lower net interest income.
Net revenue was $1.3 billion, down by $282 million, or 18%, from the prior year. The decrease was driven by a decline in net interest income as a result of lower loan balances, reflecting net portfolio runoff, and a decline in mortgage loan yields.
The provision for credit losses was $1.2 billion, compared with $3.6 billion in the prior year. The current-quarter provision reflected improved delinquency trends and a $902 million reduction in net charge-offs. Additionally, the prior-year provision included an addition to the allowance for loan losses of $1.4 billion in the home equity and mortgage loan portfolios. (For further detail, see RFS discussion of the provision for credit losses.)
Noninterest expense was $390 million, down by $21 million, or 5%, from the prior year.
Year-to-date results
Real Estate Portfolios reported a net loss of $1.7 billion, compared with a net loss of $3.8 billion in the prior year. The improvement was driven by a lower provision for credit losses, partially offset by lower net interest income.
Net revenue was $4.2 billion, down by $756 million, or 15%, from the prior year. The decrease was driven by a decline in net interest income as a result of lower loan balances, reflecting net portfolio runoff.
The provision for credit losses was $5.9 billion, compared with $9.8 billion in the prior year. The current-year provision reflected improved delinquency trends and a $1.4 billion reduction in net charge-offs. Additionally, the current-year provision reflects an addition to the allowance for loan losses of $1.2 billion for the purchased credit-impaired portfolio, compared with prior year additions of $2.6 billion for the home equity and mortgage portfolios and $1.1 billion for the purchased credit-impaired portfolio. (For further detail, see RFS discussion of the provision for credit losses.)
Noninterest expense was $1.2 billion, down by $68 million, or 5%, from the prior year.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in billions)	2010	2009	Change	2010	2009	Change

Loans excluding purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$91.7	$104.8	(13)%	$91.7	$104.8	(13)%
Prime mortgage	42.9	50.0	(14)	42.9	50.0	(14)
Subprime mortgage	12.0	13.3	(10)	12.0	13.3	(10)
Option ARMs	8.4	8.9	(6)	8.4	8.9	(6)
Other	0.9	0.7	29	0.9	0.7	29

Total end-of-period loans owned	$155.9	$177.7	(12)	$155.9	$177.7	(12)

Average loans owned:
Home equity	$93.3	$106.6	(12)	$96.4	$110.0	(12)
Prime mortgage	43.8	51.7	(15)	45.8	54.8	(16)
Subprime mortgage	12.3	13.6	(10)	13.0	14.3	(9)
Option ARMs	8.4	8.9	(6)	8.5	8.9	(4)
Other	1.0	0.8	25	1.0	0.9	11

Total average loans owned	$158.8	$181.6	(13)	$164.7	$188.9	(13)

Purchased credit-impaired loans(a)
End-of-period loans owned:
Home equity	$25.0	$27.1	(8)	$25.0	$27.1	(8)
Prime mortgage	17.9	20.2	(11)	17.9	20.2	(11)
Subprime mortgage	5.5	6.1	(10)	5.5	6.1	(10)
Option ARMs	26.4	29.8	(11)	26.4	29.8	(11)

Total end-of-period loans owned	$74.8	$83.2	(10)	$74.8	$83.2	(10)

Average loans owned:
Home equity	$25.2	$27.4	(8)	$25.7	$27.9	(8)
Prime mortgage	18.2	20.5	(11)	18.8	21.1	(11)
Subprime mortgage	5.6	6.2	(10)	5.8	6.5	(11)
Option ARMs	26.7	30.2	(12)	27.7	30.8	(10)

Total average loans owned	$75.7	$84.3	(10)	$78.0	$86.3	(10)

Total Real Estate Portfolios
End-of-period loans owned:
Home equity	$116.7	$131.9	(12)	$116.7	$131.9	(12)
Prime mortgage	60.8	70.2	(13)	60.8	70.2	(13)
Subprime mortgage	17.5	19.4	(10)	17.5	19.4	(10)
Option ARMs	34.8	38.7	(10)	34.8	38.7	(10)
Other	0.9	0.7	29	0.9	0.7	29

Total end-of-period loans owned	$230.7	$260.9	(12)	$230.7	$260.9	(12)

Average loans owned:
Home equity	$118.5	$134.0	(12)	$122.1	$137.9	(11)
Prime mortgage	62.0	72.2	(14)	64.6	75.9	(15)
Subprime mortgage	17.9	19.8	(10)	18.8	20.8	(10)
Option ARMs	35.1	39.1	(10)	36.2	39.7	(9)
Other	1.0	0.8	25	1.0	0.9	11

Total average loans owned	$234.5	$265.9	(12)	$242.7	$275.2	(12)

Average assets	$222.5	$258.3	(14)	$230.9	$269.2	(14)
Home equity origination volume	0.3	0.5	(40)	0.9	2.0	(55)

(a)	PCI loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. These loans were initially recorded at fair value and accrete interest income over the estimated lives of the underlying loans as long as cash flows are reasonably estimable, even if the underlying loans are contractually past due.
Included within Real Estate Portfolios are PCI loans that the Firm acquired in the Washington Mutual transaction. For PCI loans, the excess of the undiscounted gross cash flows initially expected to be collected over the fair value of the loans at the acquisition date is accreted into interest income at a level rate of return over the expected life of the loans. This is commonly referred to as the “accretable yield.” The estimate of gross cash flows expected to be collected is updated each reporting period based on updated assumptions. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through the provision for loan losses; probable and significant increases in expected cash flows (e.g., decreased principal credit losses, the net benefit of modifications) would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively in interest income over the remaining estimated lives of the underlying loans.

The net spread between the PCI loans and the related liabilities should be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and changes in the accretable yield percentage (e.g., extended loan liquidation periods). As of September 30, 2010, the remaining weighted-average life of the PCI loan portfolio is expected to be 7.2 years. For further information, see Note 13, PCI loans, on pages 153-154 of this Form 10-Q. The loan balances are expected to decline more rapidly in the earlier years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.
To date the impact of the PCI loans on Real Estate Portfolios net income has been modestly negative. This is due to the current net spread of the portfolio, the provision for loan losses recognized subsequent to its acquisition, and the higher level of default and servicing expense associated with the portfolio. Over time, the Firm expects that this portfolio will contribute positively to net income.

Credit data and quality statistics	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Net charge-offs excluding purchased credit-impaired loans(a):
Home equity	$730	$1,142	(36)%	$2,652	$3,505	(24)%
Prime mortgage	255	518	(51)	959	1,304	(26)
Subprime mortgage	206	422	(51)	945	1,196	(21)
Option ARMs	11	15	(27)	56	34	65
Other	12	19	(37)	49	54	(9)

Total net charge-offs	$1,214	$2,116	(43)	$4,661	$6,093	(24)

Net charge-off rate excluding purchased credit-impaired loans(a):
Home equity	3.10%	4.25%		3.68%	4.26%
Prime mortgage	2.31	3.98		2.80	3.18
Subprime mortgage	6.64	12.31		9.72	11.18
Option ARMs	0.52	0.67		0.88	0.51
Other	4.76	9.42		6.55	8.02
Total net charge-off rate excluding purchased credit-impaired loans	3.03	4.62		3.78	4.31

Net charge-off rate — reported:
Home equity	2.44%	3.38%		2.90%	3.40%
Prime mortgage	1.63	2.85		1.98	2.30
Subprime mortgage	4.57	8.46		6.72	7.69
Option ARMs	0.12	0.15		0.21	0.11
Other	4.76	9.42		6.55	8.02
Total net charge-off rate — reported	2.05	3.16		2.57	2.96

30+ day delinquency rate excluding purchased credit-impaired loans(b)	6.77%	7.46%		6.77%	7.46%
Allowance for loan losses	$14,111	$11,261	25	$14,111	$11,261	25
Nonperforming assets(c)	9,456	10,196	(7)	9,456	10,196	(7)
Allowance for loan losses to ending loans retained	6.12%	4.32%		6.12%	4.32%
Allowance for loan losses to ending loans retained excluding purchased credit-impaired loans(a)	7.25	5.72		7.25	5.72

(a)	Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $2.8 billion and $1.1 billion was recorded for these loans at September 30, 2010 and 2009, respectively, which has also been excluded from the applicable ratios. To date, no charge-offs have been recorded for these loans.

(b)	The delinquency rate for PCI loans was 28.07% and 25.56% at September 30, 2010 and 2009, respectively.

(c)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction. These loans are accounted for on a pool basis, and the pools are considered to be performing.

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

Selected income statement data -
managed basis(a)	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Revenue
Credit card income	$864	$916	(6)%	$2,585	$2,681	(4)%
All other income(b)	(58)	(85)	32	(160)	(646)	75

Noninterest revenue	806	831	(3)	2,425	2,035	19
Net interest income	3,447	4,328	(20)	10,492	13,121	(20)

Total net revenue	4,253	5,159	(18)	12,917	15,156	(15)

Provision for credit losses	1,633	4,967	(67)	7,366	14,223	(48)

Noninterest expense
Compensation expense	316	354	(11)	973	1,040	(6)
Noncompensation expense	1,023	829	23	2,958	2,552	16
Amortization of intangibles	106	123	(14)	352	393	(10)

Total noninterest expense	1,445	1,306	11	4,283	3,985	7

Income/(loss) before income tax expense/(benefit)	1,175	(1,114)	NM	1,268	(3,052)	NM
Income tax expense/(benefit)	440	(414)	NM	493	(1,133)	NM

Net income/(loss)	$735	$(700)	NM	$775	$(1,919)	NM

Memo: Net securitization income/(loss)	NA	$(43)	NM	NA	$(491)	NM
Financial ratios
Return on common equity	19%	(19)%		7%	(17)%
Overhead ratio	34	25		33	26

(a)	Effective January 1, 2010, the Firm adopted new accounting guidance related to VIEs. For further details regarding the Firm’s application and impact of the new guidance, see Note 15 on pages 155-167 of this Form 10-Q.

(b)	Includes the impact of revenue sharing agreements with other JPMorgan Chase business segments. For periods prior to January 1, 2010, net securitization income/(loss) is also included.
NA: Not applicable
Quarterly results
Net income was $735 million, compared with a net loss of $700 million in the prior year. The improved results were driven by a lower provision for credit losses, partially offset by lower net revenue.
End-of-period loans were $136.4 billion, a decrease of $28.8 billion, or 17%, from the prior year. Average loans were $140.1 billion, a decrease of $29.1 billion, or 17%, from the prior year. The declines in both end-of-period and average loans were consistent with expected portfolio runoff.
Net revenue was $4.3 billion, a decrease of $906 million, or 18%, from the prior year. Net interest income was $3.4 billion, down by $881 million, or 20%. The decrease was driven by lower average loan balances, the impact of legislative changes and a decreased level of fees. These decreases were offset partially by lower revenue reversals associated with lower charge-offs. Noninterest revenue was $806 million, a decrease of $25 million, or 3%, due to lower revenue from fee-based products.

The provision for credit losses was $1.6 billion, compared with $5.0 billion in the prior year. The current-quarter provision reflected lower net charge-offs and a reduction of $1.5 billion to the allowance for loan losses due to lower estimated losses. The prior year provision included an addition of $575 million to the allowance for loan losses. The net charge-off rate was 8.87%, down from 10.30% in the prior year. The 30-day delinquency rate was 4.57%, down from 5.99% in the prior year. Excluding the Washington Mutual portfolio, the net charge-off rate was 8.06%, down from 9.41% in the prior year; and the 30-day delinquency rate was 4.13%, down from 5.38% in the prior year.
Noninterest expense was $1.4 billion, an increase of $139 million, or 11%, due to higher marketing expense.
Year-to-date results
Net income was $775 million, compared with a net loss of $1.9 billion in the prior year. The improved results were driven by a lower provision for credit losses, partially offset by lower net revenue.
Average loans were $147.3 billion, a decrease of $28.2 billion, or 16%, from the prior year, consistent with expected portfolio runoff.
Net revenue was $12.9 billion, a decrease of $2.2 billion, or 15%, from the prior year. Net interest income was $10.5 billion, down by $2.6 billion, or 20%. The decrease was driven by lower average loan balances, a decreased level of fees, and the impact of legislative changes. These decreases were offset partially by lower revenue reversals associated with lower charge-offs. Noninterest revenue was $2.4 billion, an increase of $390 million, or 19%, driven by a prior-year write-down of securitization interests, offset partially by lower revenue from fee-based products.
The provision for credit losses was $7.4 billion, compared with $14.2 billion in the prior year. The current-year provision reflected lower net charge-offs and a reduction of $4.0 billion to the allowance for loan losses due to lower estimated losses. The prior-year provision included an addition of $2.0 billion to the allowance for loan losses. The net charge-off rate was 10.31%, up from 9.32% in the prior year. Excluding the Washington Mutual portfolio, the net charge-off rate was 9.24%, up from 8.39% in the prior year.
Noninterest expense was $4.3 billion, an increase of $298 million, or 7%, due to higher marketing expense.
Credit Card Legislation
In May 2009, the CARD Act was enacted. Management estimates that the total annualized reduction in net income from the CARD Act, including regulatory guidance that defines reasonable and proportional fees, is approximately $750 million. Results in the third quarter of 2010 reflect approximately 65% of the estimated quarterly impact of this reduction in net income, with expectations of full run-rate impact in the fourth quarter of 2010.
The most significant effects of the CARD Act include: (a) the inability to change the pricing of existing balances; (b) the allocation of customer payments above the minimum payment to the existing balance with the highest annual percentage rate (“APR”); (c) the requirement that customers opt-in in order to receive, for a fee, overlimit protection that permits an authorized transaction over their credit limit; (d) the requirement that statements must be mailed or delivered not later than 21 days before the payment due date; (e) the limiting of the amount of penalty fees that can be assessed; and (f) the requirement to review customer accounts for potential interest rate reductions in certain circumstances.
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

Selected metrics
(in millions, except headcount, ratios and where	Three months ended September 30,			Nine months ended September 30,
otherwise noted)	2010	2009	Change	2010	2009	Change

Financial ratios(a)
Percentage of average outstandings:
Net interest income	9.76%	10.15%		9.52%	10.00%
Provision for credit losses	4.63	11.65		6.68	10.84
Noninterest revenue	2.28	1.95		2.20	1.55
Risk adjusted margin(b)	7.42	0.45		5.04	0.71
Noninterest expense	4.09	3.06		3.89	3.04
Pretax income/(loss) (ROO)(c)	3.33	(2.61)		1.15	(2.32)
Net income/(loss)	2.08	(1.64)		0.70	(1.46)

Business metrics
Sales volume (in billions)	$79.6	$74.7	7%	$227.1	$215.3	5%
New accounts opened (in millions)	2.7	2.4	13	7.9	7.0	13
Open accounts (in millions)	89.0	93.6	(5)	89.0	93.6	(5)

Merchant acquiring business
Bank card volume (in billions)	$117.0	$103.5	13	$342.1	$299.3	14
Total transactions (in billions)	5.2	4.5	16	14.9	13.1	14

Selected balance sheet data (period-end)
Loans:
Loans on balance sheets	$136,436	$78,215	74	$136,436	$78,215	74
Securitized loans(a)	NA	87,028	NM	NA	87,028	NM

Total loans	$136,436	$165,243	(17)	$136,436	$165,243	(17)

Equity	$15,000	$15,000	—	$15,000	$15,000	—

Selected balance sheet data (average)
Managed assets	$141,029	$192,141	(27)	$148,212	$195,517	(24)
Loans:
Loans on balance sheets	$140,059	$83,146	68	$147,326	$90,154	63
Securitized loans(a)	NA	86,017	NM	NA	85,352	NM

Total average loans	$140,059	$169,163	(17)	$147,326	$175,506	(16)

Equity	$15,000	$15,000	—	$15,000	$15,000	—

Headcount	21,398	22,850	(6)	21,398	22,850	(6)

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Credit quality statistics(a)
Net charge-offs	$3,133	$4,392	(29)%	$11,366	$12,238	(7)%
Net charge-off rate(d)	8.87%	10.30%		10.31%	9.32%
Delinquency rates(a)(d)
30+ day	4.57%	5.99%		4.57%	5.99%
90+ day	2.41	2.76		2.41	2.76

Allowance for loan losses(a)(e)	$13,029	$9,297	40	$13,029	$9,297	40
Allowance for loan losses to period-end loans(a)(e)(f)	9.55%	11.89%		9.55%	11.89%

Key stats — Washington Mutual only
Loans	$14,504	$21,163	(31)	$14,504	$21,163	(31)
Average loans	15,126	22,287	(32)	16,716	24,742	(32)
Net interest income(g)	16.27%	17.04%		15.40%	17.11%
Risk adjusted margin(b)(g)	12.90	(4.45)		9.91	(1.01)
Net charge-off rate(h)	15.58	21.94		20.02	18.32
30+ day delinquency rate(h)	8.29	12.44		8.29	12.44
90+ day delinquency rate(h)	4.54	6.21		4.54	6.21

Key stats — excluding Washington Mutual
Loans	$121,932	$144,080	(15)	$121,932	$144,080	(15)
Average loans	124,933	146,876	(15)	130,610	150,764	(13)
Net interest income(g)	8.98%	9.10%		8.77%	8.83%
Risk adjusted margin(b)(g)	6.76	1.19		4.41	0.99
Net charge-off rate	8.06	9.41		9.24	8.39
30+ day delinquency rate	4.13	5.38		4.13	5.38
90+ day delinquency rate	2.16	2.48		2.16	2.48

(a)	Effective January 1, 2010, the Firm adopted new accounting guidance related to VIEs. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For further details regarding the Firm’s application and impact of the new guidance, see Note 15 on pages 155-167 of this Form 10-Q.

(b)	Represents total net revenue less provision for credit losses.

(c)	Pretax return on average managed outstandings.

(d)	Results reflect the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the WMMT in the second quarter of 2009. The net charge-off rate for the three months ended September 30, 2010, and delinquency rates as of September 30, 2010, were not affected.

(e)	Based on loans on the Consolidated Balance Sheets.

(f)	Includes $3.0 billion of loans at September 30, 2009, held by the WMMT, which were consolidated onto the CS balance sheet at fair value during the second quarter of 2009. No allowance for loan losses was recorded for these loans as of September 30, 2009. Excluding these loans, the allowance for loan losses to period-end loans would have been 12.36%.

(g)	As a percentage of average managed outstandings.

(h)	Excludes the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the WMMT in the second quarter of 2009.
NA: Not applicable

Reconciliation from reported basis to managed basis
The financial information presented below reconciles reported basis and managed basis to disclose the effect of securitizations reported in 2009. Effective January 1, 2010, the Firm adopted new accounting guidance that amended the accounting for the transfer of financial assets and the consolidation of VIEs. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For further details regarding the Firm’s application and impact of the new guidance, see Note 15 on pages 155-167 of this Form 10-Q.

	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Income statement data
Credit card income
Reported	$864	$1,201	(28)%	$2,585	$3,800	(32)%
Securitization adjustments	NA	(285)	NM	NA	(1,119)	NM

Managed credit card income	$864	$916	(6)	$2,585	$2,681	(4)

Net interest income
Reported	$3,447	$2,345	47	$10,492	$7,176	46
Securitization adjustments	NA	1,983	NM	NA	5,945	NM

Managed net interest income	$3,447	$4,328	(20)	$10,492	$13,121	(20)

Total net revenue
Reported	$4,253	$3,461	23	$12,917	$10,330	25
Securitization adjustments	NA	1,698	NM	NA	4,826	NM

Managed total net revenue	$4,253	$5,159	(18)	$12,917	$15,156	(15)

Provision for credit losses
Reported	$1,633	$3,269	(50)	$7,366	$9,397	(22)
Securitization adjustments	NA	1,698	NM	NA	4,826	NM

Managed provision for credit losses	$1,633	$4,967	(67)	$7,366	$14,223	(48)

Balance sheets — average balances
Total average assets
Reported	$141,029	$109,362	29	$148,212	$113,134	31
Securitization adjustments	NA	82,779	NM	NA	82,383	NM

Managed average assets	$141,029	$192,141	(27)	$148,212	$195,517	(24)

Credit quality statistics
Net charge-offs
Reported	$3,133	$2,694	16	$11,366	$7,412	53
Securitization adjustments	NA	1,698	NM	NA	4,826	NM

Managed net charge-offs	$3,133	$4,392	(29)	$11,366	$12,238	(7)

Net charge-off rates
Reported	8.87%	12.85%		10.31%	10.99%
Securitized	NA	7.83		NA	7.56
Managed net charge-off rate	8.87	10.30		10.31	9.32

NA: Not applicable

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 67-68 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 6 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Revenue
Lending- and deposit-related fees	$269	$269	—%	$826	$802	3%
Asset management, administration and commissions	36	35	3	109	105	4
All other income(a)	242	170	42	658	447	47

Noninterest revenue	547	474	15	1,593	1,354	18
Net interest income	980	985	(1)	2,836	2,960	(4)

Total net revenue(b)	1,527	1,459	5	4,429	4,314	3

Provision for credit losses	166	355	(53)	145	960	(85)

Noninterest expense
Compensation expense	210	196	7	612	593	3
Noncompensation expense	341	339	1	1,002	1,008	(1)
Amortization of intangibles	9	10	(10)	27	32	(16)

Total noninterest expense	560	545	3	1,641	1,633	—

Income before income tax expense	801	559	43	2,643	1,721	54
Income tax expense	330	218	51	1,089	674	62

Net income	$471	$341	38	$1,554	$1,047	48

Revenue by product
Lending	$693	$675	3	$2,000	$2,024	(1)
Treasury services	670	672	—	1,973	1,997	(1)
Investment banking	120	99	21	340	286	19
Other	44	13	238	116	7	NM

Total Commercial Banking revenue	$1,527	$1,459	5	$4,429	$4,314	3

IB revenue, gross	$344	$301	14	$988	$835	18

Revenue by client segment
Middle Market Banking	$766	$771	(1)	$2,279	$2,295	(1)
Commercial Term Lending	256	232	10	722	684	6
Mid-Corporate Banking	304	278	9	852	825	3
Real Estate Banking	118	121	(2)	343	361	(5)
Other(c)	83	57	46	233	149	56

Total Commercial Banking revenue	$1,527	$1,459	5	$4,429	$4,314	3

Financial ratios
Return on common equity	23%	17%		26%	17%
Overhead ratio	37	37		37	38

(a)	Revenue from investment banking products sold to CB clients and commercial card fee revenue is included in all other income.

(b)	Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities as well as tax-exempt income from municipal bond activity of $59 million and $43 million for the quarters ended September 30, 2010 and 2009, respectively, and $153 million and $117 million for year-to-date 2010 and 2009, respectively.

(c)	Other primarily includes revenue related to the Community Development and Chase Capital segments.

Quarterly results
Net income was $471 million, an increase of $130 million, or 38%, from the prior year. The increase was driven by a reduction in the provision for credit losses. Results included the impact of the purchase of a $3.5 billion loan portfolio during the current quarter.
Net revenue was a record $1.5 billion, up by $68 million, or 5%, compared with the prior year. Net interest income was $980 million, down by $5 million, or 1%, driven by spread compression on liability products and lower loan balances, offset by growth in liability balances and wider loan spreads. Noninterest revenue was $547 million, an increase of $73 million, or 15%, driven by changes in the valuation of investments held at fair value, higher investment banking fees, higher lending-related fees, gains on sales of loans, and higher other fees.
Revenue from Middle Market Banking was $766 million, a decrease of $5 million, or 1%, from the prior year. Revenue from Commercial Term Lending was $256 million, an increase of $24 million, or 10%, and included the impact of the loan portfolio purchased during the quarter. Revenue from Mid-Corporate Banking was $304 million, an increase of $26 million, or 9%. Revenue from Real Estate Banking was $118 million, a decrease of $3 million, or 2%.
The provision for credit losses was $166 million, compared with $355 million in the prior year. Net charge-offs were $218 million (0.89% net charge-off rate) and were largely related to commercial real estate, compared with $291 million (1.11% net charge-off rate) in the prior year. The allowance for loan losses to end-of-period loans retained was 2.72%, down from 3.01% in the prior year. Nonperforming loans were $2.9 billion, up by $644 million from the prior year, reflecting increases in commercial real estate.
Noninterest expense was $560 million, an increase of $15 million, or 3%, compared with the prior year, reflecting higher headcount-related expense.
Year-to-date results
Net income was $1.6 billion, an increase of $507 million, or 48%, from the prior year. The increase was driven by a reduction in the provision for credit losses.
Net revenue was $4.4 billion, up by $115 million, or 3%, compared with the prior year. Net interest income was $2.8 billion, down by $124 million, or 4%, driven by spread compression on liability products and lower loan balances, largely offset by growth in liability balances and wider loan spreads. Noninterest revenue was $1.6 billion, an increase of $239 million, or 18%, from the prior year, reflecting higher lending- related fees, changes in the valuation of investments held at fair value, and higher investment banking fees.
Revenue from Middle Market Banking was $2.3 billion, relatively flat compared with the prior year. Revenue from Commercial Term Lending was $722 million, an increase of $38 million, or 6%, and included the impact of the loan portfolio purchased during the third quarter. Mid-Corporate Banking revenue was $852 million, an increase of $27 million, or 3%. Real Estate Banking revenue was $343 million, a decrease of $18 million, or 5%.
The provision for credit losses was $145 million, compared with $960 million in the prior year, and reflected a reduction in the allowance for credit losses, primarily due to refinements to credit loss estimates and improvements in the credit quality of the commercial and industrial portfolio. Net charge-offs were $623 million (0.87% net charge-off rate), compared with $606 million (0.75% net charge-off rate) in the prior year.
Noninterest expense was $1.6 billion, flat compared with the prior year.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2010	2009	Change	2010	2009	Change

Selected balance sheet data (period-end):
Loans:
Loans retained	$97,738	$101,608	(4)%	$97,738	$101,608	(4)%
Loans held-for-sale and loans at fair value	399	288	39	399	288	39

Total loans	98,137	101,896	(4)	98,137	101,896	(4)
Equity	8,000	8,000	—	8,000	8,000	—
Selected balance sheet data (average):
Total assets	$130,237	$130,316	—	$132,176	$137,248	(4)
Loans:
Loans retained	96,657	103,752	(7)	96,166	108,654	(11)
Loans held-for-sale and loans at fair value	384	297	29	358	294	22

Total loans	97,041	104,049	(7)	96,524	108,948	(11)
Liability balances	137,853	109,293	26	135,939	110,012	24
Equity	8,000	8,000	—	8,000	8,000	—
Average loans by client segment:
Middle Market Banking	$35,299	$36,200	(2)	$34,552	$38,357	(10)
Commercial Term Lending	37,509	36,943	2	36,513	36,907	(1)
Mid-Corporate Banking	11,807	14,933	(21)	11,978	16,774	(29)
Real Estate Banking	8,983	11,547	(22)	9,740	12,380	(21)
Other(a)	3,443	4,426	(22)	3,741	4,530	(17)

Total Commercial Banking loans	$97,041	$104,049	(7)	$96,524	$108,948	(11)

Headcount	4,805	4,177	15	4,805	4,177	15

Credit data and quality statistics:
Net charge-offs	$218	$291	(25)	$623	$606	3
Nonperforming loans:
Nonperforming loans retained(b)	2,898	2,284	27	2,898	2,284	27
Nonperforming loans held-for-sale and loans at fair value	48	18	167	48	18	167

Total nonperforming loans	2,946	2,302	28	2,946	2,302	28
Nonperforming assets	3,227	2,461	31	3,227	2,461	31
Allowance for credit losses:
Allowance for loan losses	2,661	3,063	(13)	2,661	3,063	(13)
Allowance for lending-related commitments	241	300	(20)	241	300	(20)

Total allowance for credit losses	2,902	3,363	(14)	2,902	3,363	(14)
Net charge-off rate	0.89%	1.11%		0.87%	0.75%
Allowance for loan losses to period-end loans retained	2.72	3.01		2.72	3.01
Allowance for loan losses to average loans retained	2.75	2.95		2.77	2.82
Allowance for loan losses to nonperforming loans retained	92	134		92	134
Nonperforming loans to total period-end loans	3.00	2.26		3.00	2.26
Nonperforming loans to total average loans	3.04	2.21		3.05	2.11

(a)	Other primarily includes loans related to the Community Development and Chase Capital segments.

(b)	Allowance for loan losses of $535 million and $496 million were held against nonperforming loans retained at September 30, 2010 and 2009, respectively.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 56–57 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 6 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount and ratios)	2010	2009	Change	2010	2009	Change

Revenue
Lending- and deposit-related fees	$318	$316	1%	$942	$955	(1)%
Asset management, administration and commissions	644	620	4	2,008	1,956	3
All other income	210	201	4	595	619	(4)

Noninterest revenue	1,172	1,137	3	3,545	3,530	—
Net interest income	659	651	1	1,923	1,979	(3)

Total net revenue	1,831	1,788	2	5,468	5,509	(1)

Provision for credit losses	(2)	13	NM	(57)	2	NM
Credit reimbursement to IB(a)	(31)	(31)	—	(91)	(91)	—

Noninterest expense
Compensation expense	701	629	11	2,055	1,876	10
Noncompensation expense	693	633	9	2,027	1,954	4
Amortization of intangibles	16	18	(11)	52	57	(9)

Total noninterest expense	1,410	1,280	10	4,134	3,887	6

Income before income tax expense	392	464	(16)	1,300	1,529	(15)
Income tax expense	141	162	(13)	478	540	(11)

Net income	$251	$302	(17)	$822	$989	(17)

Revenue by business
Treasury Services	$937	$919	2	$2,745	$2,784	(1)
Worldwide Securities Services	894	869	3	2,723	2,725	—

Total net revenue	$1,831	$1,788	2	$5,468	$5,509	(1)

Financial ratios
Return on common equity	15%	24%		17%	26%
Overhead ratio	77	72		76	71
Pretax margin ratio	21	26		24	28

Selected balance sheet data (period-end)
Loans(b)	$26,899	$19,693	37	$26,899	$19,693	37
Equity	6,500	5,000	30	6,500	5,000	30

Selected balance sheet data (average)
Total assets	$42,445	$33,117	28	$41,211	$35,753	15
Loans(b)	24,337	17,062	43	22,035	18,231	21
Liability balances	242,517	231,502	5	245,684	247,219	(1)
Equity	6,500	5,000	30	6,500	5,000	30

Headcount	28,544	26,389	8	28,544	26,389	8

(a)	IB credit portfolio group manages certain exposures on behalf of clients shared with TSS. TSS reimburses IB for a portion of the total cost of managing the credit portfolio. IB recognizes this credit reimbursement as a component of noninterest revenue.

(b)	Loan balances include wholesale overdrafts, commercial card and trade finance loans.

Quarterly results
Net income was $251 million, a decrease of $51 million, or 17%, from the prior year. These results reflected higher noninterest expense, partially offset by higher net revenue.
Net revenue was $1.8 billion, an increase of $43 million, or 2%, from the prior year. Treasury Services net revenue was $937 million, an increase of $18 million, or 2%. The increase was driven by higher trade loan and card product volumes, partially offset by lower spreads on liability products. Worldwide Securities Services net revenue was $894 million, an increase of $25 million, or 3%. The increase was driven by higher market levels and net inflows of assets under custody, partially offset by lower spreads on liability products and securities lending.
TSS generated firmwide net revenue of $2.6 billion, including $1.7 billion by Treasury Services; of that amount, $937 million was recorded in Treasury Services, $670 million in Commercial Banking and $64 million in other lines of business. The remaining $894 million of firmwide net revenue was recorded in Worldwide Securities Services.
Noninterest expense was $1.4 billion, an increase of $130 million, or 10%, from the prior year. The increase was driven by continued investment in new product platforms, primarily related to international expansion, and higher performance-based compensation.
Year-to-date results
Net income was $822 million, a decrease of $167 million, or 17%, from the prior year. These results reflected higher noninterest expense and lower net revenue.
Net revenue was $5.5 billion, a decrease of $41 million, or 1%, from the prior year. Treasury Services net revenue was $2.7 billion, relatively flat compared with the prior year as lower spreads on liability products were offset by higher trade loan and card product volumes. Similarly, Worldwide Securities Services net revenue was $2.7 billion, relatively flat compared with the prior year as lower spreads in securities lending, lower volatility on foreign exchange, and lower balances on liability products were offset by higher market levels and net inflows of assets under custody.
TSS generated firmwide net revenue of $7.6 billion, including $4.9 billion by Treasury Services; of that amount, $2.7 billion was recorded in Treasury Services, $2.0 billion in Commercial Banking and $182 million in other lines of business. The remaining $2.7 billion of firmwide net revenue was recorded in Worldwide Securities Services.
Noninterest expense was $4.1 billion, up $247 million, or 6%, from the prior year. The increase was driven by continued investment in new product platforms, primarily related to international expansion, and higher performance-based compensation.

Selected metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios and where otherwise noted)	2010	2009	Change	2010	2009	Change

TSS firmwide disclosures
Treasury Services revenue – reported	$937	$919	2%	$2,745	$2,784	(1)%
Treasury Services revenue reported in CB	670	672	—	1,973	1,997	(1)
Treasury Services revenue reported in other lines of business	64	63	2	182	188	(3)

Treasury Services firmwide revenue(a)	1,671	1,654	1	4,900	4,969	(1)
Worldwide Securities Services revenue	894	869	3	2,723	2,725	—

Treasury & Securities Services firmwide revenue(a)	$2,565	$2,523	2	$7,623	$7,694	(1)

Treasury Services firmwide liability balances (average)(b)	$302,921	$261,059	16	$303,742	$269,568	13
Treasury & Securities Services firmwide liability balances (average)(b)	380,370	340,795	12	381,623	357,231	7

TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(c)	55%	52%		55%	52%
Treasury & Securities Services firmwide overhead ratio(c)	65	62		65	61

Firmwide business metrics
Assets under custody (in billions)	$15,863	$14,887	7	$15,863	$14,887	7

Number of:
U.S.$ ACH transactions originated (in millions)	978	965	1	2,897	2,921	(1)
Total U.S.$ clearing volume (in thousands)	30,779	28,604	8	89,979	83,983	7
International electronic funds transfer volume (in thousands)(d)	57,333	48,533	18	171,571	139,994	23
Wholesale check volume (in millions)	531	530	—	1,535	1,670	(8)
Wholesale cards issued (in thousands)(e)	28,404	26,977	5	28,404	26,977	5

Credit data and quality statistics
Net charge-offs	$1	$—	NM	$1	$19	(95)
Nonperforming loans	14	14	—	14	14	—
Allowance for credit losses:
Allowance for loan losses	54	15	260	54	15	260
Allowance for lending-related commitments	52	104	(50)	52	104	(50)

Total allowance for credit losses	106	119	(11)	106	119	(11)

Net charge-off rate	0.02%	—%		0.01%	0.14%
Allowance for loan losses to period-end loans	0.20	0.08		0.20	0.08
Allowance for loan losses to average loans	0.22	0.09		0.25	0.08
Allowance for loan losses to nonperforming loans	386	107		386	107
Nonperforming loans to period-end loans	0.05	0.07		0.05	0.07
Nonperforming loans to average loans	0.06	0.08		0.06	0.08

(a)	TSS firmwide revenue includes foreign exchange (“FX”) revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB. However, some of the FX revenue associated with TSS customers who are FX customers of IB is not included in TS and TSS firmwide revenue. The total FX revenue generated was $143 million and $154 million for the three months ended September 30, 2010 and 2009, respectively, and $455 million and $499 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)	Firmwide liability balances include liability balances recorded in CB.

(c)	Overhead ratios have been calculated based on firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in IB for TSS-related FX activity are not included in this ratio.

(d)	International electronic funds transfer includes non-U.S. dollar Automated Clearing House (“ACH”) and clearing volume.

(e)	Wholesale cards issued and outstanding include U.S. domestic commercial, stored value, prepaid and government electronic benefit card products.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 71–73 of JPMorgan Chase’s 2009 Annual Report and Introduction on page 6 of this Form 10-Q.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2010	2009	Change	2010	2009	Change

Revenue:
Asset management, administration and commissions	$1,498	$1,443	4%	$4,528	$3,989	14%
All other income	282	238	18	725	560	29

Noninterest revenue	1,780	1,681	6	5,253	4,549	15
Net interest income	392	404	(3)	1,118	1,221	(8)

Total net revenue	2,172	2,085	4	6,371	5,770	10

Provision for credit losses	23	38	(39)	63	130	(52)

Noninterest expense:
Compensation expense	914	858	7	2,685	2,468	9
Noncompensation expense	557	474	18	1,598	1,478	8
Amortization of intangibles	17	19	(11)	52	57	(9)

Total noninterest expense	1,488	1,351	10	4,335	4,003	8

Income before income tax expense	661	696	(5)	1,973	1,637	21
Income tax expense	241	266	(9)	770	631	22

Net income	$420	$430	(2)	$1,203	$1,006	20

Revenue by client segment
Private Banking(a)	$1,181	$1,080	9	$3,484	$3,154	10
Institutional	506	534	(5)	1,505	1,481	2
Retail	485	471	3	1,382	1,135	22

Total net revenue	$2,172	$2,085	4	$6,371	$5,770	10

Financial ratios
Return on common equity	26%	24%		25%	19%
Overhead ratio	69	65		68	69
Pretax margin ratio	30	33		31	28

(a)	Private Banking is a combination of the previously disclosed client segments: Private Bank, Private Wealth Management and JPMorgan Securities.

Quarterly results
Net income was $420 million, a decrease of $10 million, or 2%, from the prior year. These results reflected higher noninterest expense, largely offset by higher net revenue and a lower provision for credit losses.
Net revenue was $2.2 billion, an increase of $87 million, or 4%, from the prior year. Noninterest revenue was $1.8 billion, up by $99 million, or 6%, due to higher loan originations, the effect of higher market levels and net inflows to products with higher margins, partially offset by lower brokerage revenue and lower quarterly valuations of seed capital investments. Net interest income was $392 million, down by $12 million, or 3%, due to narrower deposit and loan spreads, offset by higher deposit and loan balances.
Revenue from Private Banking was $1.2 billion, up 9% from the prior year. Revenue from Institutional was $506 million, down 5%. Revenue from Retail was $485 million, up 3%.
The provision for credit losses was $23 million, compared with $38 million in the prior year.
Noninterest expense was $1.5 billion, an increase of $137 million, or 10%, from the prior year, resulting from an increase in headcount.
Year-to-date results
Net income was $1.2 billion, an increase of $197 million, or 20%, from the prior year, due to higher net revenue and a lower provision for credit losses, partially offset by higher noninterest expense.
Net revenue was $6.4 billion, an increase of $601 million, or 10%, from the prior year. Noninterest revenue was $5.3 billion, an increase of $704 million, or 15%, due to the effect of higher market levels, net inflows to products with higher margins, higher loan originations and higher performance fees, partially offset by lower valuations of seed capital investments. Net interest income was $1.1 billion, down by $103 million, or 8%, from the prior year, due to narrower deposit spreads, partially offset by higher deposit balances.
Revenue from Private Banking was $3.5 billion, up 10% from the prior year. Revenue from Institutional was $1.5 billion, up 2%. Revenue from Retail was $1.4 billion, up 22%.
The provision for credit losses was $63 million, compared with $130 million in the prior year.
Noninterest expense was $4.3 billion, an increase of $332 million, or 8%, from the prior year due to higher headcount and higher performance-based compensation.

Business metrics	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount, ratios,
ranking data, and where otherwise noted)	2010	2009	Change	2010	2009	Change

Number of:
Client advisors	2,209	1,891	17%	2,209	1,891	17%
Retirement planning services participants (in thousands)	1,665	1,620	3	1,665	1,620	3
JPMorgan Securities brokers(a)	419	365	15	419	365	15

% of customer assets in 4 & 5 Star Funds(b)	42%	39%	8	42%	39%	8
% of AUM in 1st and 2nd quartiles:(c)
1 year	67%	60%	12	67%	60%	12
3 years	65%	70%	(7)	65%	70%	(7)
5 years	74%	74%	—	74%	74%	—

Selected balance sheet data (period-end)
Loans	$41,408	$35,925	15	$41,408	$35,925	15
Equity	6,500	7,000	(7)	6,500	7,000	(7)

Selected balance sheet data (average)
Total assets	$64,911	$60,345	8	$63,629	$59,309	7
Loans	39,417	34,822	13	37,819	34,567	9
Deposits	87,841	73,649	19	85,012	76,888	11
Equity	6,500	7,000	(7)	6,500	7,000	(7)

Headcount	16,510	14,919	11	16,510	14,919	11

Credit data and quality statistics
Net charge-offs	$13	$17	(24)	$68	$82	(17)
Nonperforming loans	294	409	(28)	294	409	(28)
Allowance for credit losses:
Allowance for loan losses	257	251	2	257	251	2
Allowance for lending-related commitments	3	5	(40)	3	5	(40)

Total allowance for credit losses	260	256	2	260	256	2

Net charge-off rate	0.13%	0.19%		0.24%	0.32%
Allowance for loan losses to period-end loans	0.62	0.70		0.62	0.70
Allowance for loan losses to average loans	0.65	0.72		0.68	0.73
Allowance for loan losses to nonperforming loans	87	61		87	61
Nonperforming loans to period-end loans	0.71	1.14		0.71	1.14
Nonperforming loans to average loans	0.75	1.17		0.78	1.18

(a)	JPMorgan Securities was formerly known as Bear Stearns Private Client Services prior to January 1, 2010.

(b)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Quartile rankings sourced from Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

Assets under supervision
Assets under supervision were $1.8 trillion, an increase of $100 billion, or 6%, from the prior year. Assets under management were $1.3 trillion, flat from the prior year, due to net outflows in liquidity products, offset by net inflows of long-term products and the effect of higher market levels. Custody, brokerage, administration and deposit balances were $513 billion, up by $102 billion, or 25%, due to custody and brokerage inflows and the effect of higher market levels.

ASSETS UNDER SUPERVISION(a) (in billions)
As of September 30,	2010	2009

Assets by asset class
Liquidity	$521	$634
Fixed income	277	215
Equities and multi-asset	362	316
Alternatives	97	94

Total assets under management	1,257	1,259
Custody/brokerage/administration/deposits	513	411

Total assets under supervision	$1,770	$1,670

Assets by client segment

Private Banking(b)	$276	$266
Institutional	677	737
Retail	304	256

Total assets under management	$1,257	$1,259

Private Banking(b)	$698	$594
Institutional	678	737
Retail	394	339

Total assets under supervision	$1,770	$1,670

Assets by geographic region
U.S./Canada	$852	$862
International	405	397

Total assets under management	$1,257	$1,259

U.S./Canada	$1,237	$1,179
International	533	491

Total assets under supervision	$1,770	$1,670

Mutual fund assets by asset class
Liquidity	$466	$576
Fixed income	88	57
Equities and multi-asset	151	133
Alternatives	7	10

Total mutual fund assets	$712	$776

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm had a 41% and 42% ownership at September 30, 2010 and 2009, respectively.

(b)	Private Banking is a combination of the previously disclosed client segments: Private Bank, Private Wealth Management and JPMorgan Securities.

Assets under management rollforward	Three months ended September 30,		Nine months ended September 30,
(in billions)	2010	2009	2010	2009

Beginning balance	$1,161	$1,171	$1,249	$1,133
Net asset flows:
Liquidity	27	9	(64)	21
Fixed income	12	13	40	22
Equities, multi-asset and alternatives	(1)	12	6	9
Market/performance/other impacts	58	54	26	74

Total assets under management	$1,257	$1,259	$1,257	$1,259

Assets under supervision rollforward

Beginning balance	$1,640	$1,543	$1,701	$1,496
Net asset flows	41	45	27	61
Market/performance/other impacts	89	82	42	113

Total assets under supervision	$1,770	$1,670	$1,770	$1,670

CORPORATE / PRIVATE EQUITY
For a discussion of the business profile of Corporate/Private Equity, see pages 74–75 of JPMorgan Chase’s 2009 Annual Report.

Selected income statement data	Three months ended September 30,			Nine months ended September 30,
(in millions, except headcount)	2010	2009	Change	2010	2009	Change

Revenue
Principal transactions	$1,143	$1,109	3%	$1,621	$859	89%
Securities gains	99	181	(45)	1,699	761	123
All other income	(29)	273	NM	277	45	NM

Noninterest revenue	1,213	1,563	(22)	3,597	1,665	116
Net interest income	371	1,031	(64)	2,194	2,885	(24)

Total net revenue(a)	1,584	2,594	(39)	5,791	4,550	27

Provision for credit losses	(3)	62	NM	12	71	(83)

Noninterest expense
Compensation expense	574	768	(25)	1,819	2,064	(12)
Noncompensation expense(b)	1,927	875	120	6,436	2,539	153
Merger costs	—	103	NM	—	451	NM

Subtotal	2,501	1,746	43	8,255	5,054	63
Net expense allocated to other businesses	(1,227)	(1,243)	1	(3,599)	(3,775)	5

Total noninterest expense	1,274	503	153	4,656	1,279	264

Income before income tax expense/ (benefit) and extraordinary gain	313	2,029	(85)	1,123	3,200	(65)
Income tax expense/(benefit)(c)	(35)	818	NM	(106)	1,443	NM

Income before extraordinary gain	348	1,211	(71)	1,229	1,757	(30)
Extraordinary gain(d)	—	76	NM	—	76	NM

Net income	$348	$1,287	(73)	$1,229	$1,833	(33)

Total net revenue
Private equity	$721	$172	319	$884	$(278)	NM
Corporate	863	2,422	(64)	4,907	4,828	2

Total net revenue	$1,584	$2,594	(39)	$5,791	$4,550	27

Net income/(loss)
Private equity	$344	$88	291	$410	$(219)	NM
Corporate(e)	4	1,199	(100)	819	2,052	(60)

Total net income	$348	$1,287	(73)	$1,229	$1,833	(33)

Headcount	19,756	20,747	(5)	19,756	20,747	(5)

(a)	Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $58 million and $40 million for the quarters ended September 30, 2010 and 2009, respectively, and $163 million and $110 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)	Includes litigation expense of $1.3 billion and $4.3 billion for the three and nine months ended September 30, 2010, respectively, compared with $154 million and a net benefit of $274 million for the three and nine months ended September 30, 2009, respectively. The nine months ended September 30, 2009, included a $675 million FDIC special assessment.

(c)	Income tax expense in the first and third quarters of 2010 includes tax benefits recognized upon the resolution of tax audits.

(d)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. The acquisition resulted in negative goodwill, and accordingly, the Firm recognized an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion.

(e)	The 2009 periods included merger costs and the extraordinary gain related to the Washington Mutual transaction, as well as items related to the Bear Stearns merger, including merger costs, asset management liquidation costs and JPMorgan Securities broker retention expense.
Quarterly results
Net income was $348 million, compared with net income of $1.3 billion in the prior year.
Private Equity net income was $344 million, compared with $88 million in the prior year. Net revenue was $721 million, an increase of $549 million, and noninterest expense was $184 million, an increase of $150 million, both driven by higher private equity gains on investments in the portfolio.
Corporate net income was $4 million, compared with $1.2 billion in the prior year. Net revenue was $863 million, including $400 million of net interest income and $399 million of trading and securities gains. Noninterest expense reflected an increase of $1.3 billion for litigation reserves, including those for mortgage-related matters.
Year-to-date results
Net income was $1.2 billion, compared with net income of $1.8 billion in the prior year.
Private Equity net income was $410 million, compared with a net loss of $219 million in the prior year. Net revenue was $884 million, an increase of $1.2 billion, and noninterest expense was $246 million, an increase of $181 million, both driven by higher private equity gains on investments in the portfolio.
Corporate net income was $819 million, compared with $2.1 billion in the prior year. Net revenue was $4.9 billion, compared with $4.8 billion. Noninterest expense was $4.4 billion compared with $1.2 billion, reflecting an increase for litigation reserves offset by the absence of a $675 million FDIC special assessment in the prior year.

Treasury and Chief Investment Office (“CIO”)
Selected income statement and	Three months ended September 30,			Nine months ended September 30,
balance sheet data
(in millions)	2010	2009	Change	2010	2009	Change

Securities gains(a)	$99	$181	(45)%	$1,698	$769	121%
Investment securities portfolio (average)	321,428	339,745	(5)	324,163	314,202	3
Investment securities portfolio (ending)	334,140	351,823	(5)	334,140	351,823	(5)
Mortgage loans (average)	9,174	7,469	23	8,629	7,303	18
Mortgage loans (ending)	9,550	7,665	25	9,550	7,665	25

(a)	Reflects repositioning of the Corporate investment securities portfolio.
For further information on the investment portfolio, see Note 3 and Note 11 on pages 114–128 and 143–148, respectively, of this Form 10-Q. For further information on CIO VaR and the Firm’s earnings-at-risk, see the Market Risk Management section on pages 99–102 of this Form 10-Q.

Selected income statement and balance sheet data	Three months ended September 30,			Nine months ended September 30,
(in millions)	2010	2009	Change	2010	2009	Change

Private equity gains/(losses)
Realized gains	$179	$57	214%	$370	$97	281%
Unrealized gains/(losses)(a)	561	88	NM	479	(305)	NM

Total direct investments	740	145	410	849	(208)	NM
Third-party fund investments	10	10	—	112	(119)	NM

Total private equity gains/(losses)(b)	$750	$155	384	$961	$(327)	NM

Private equity portfolio information(c)
Direct investments
(in millions)	September 30, 2010	December 31, 2009	Change

Publicly held securities
Carrying value	$1,152	$762	51%
Cost	985	743	33
Quoted public value	1,249	791	58

Privately held direct securities
Carrying value	6,388	5,104	25
Cost	6,646	5,959	12

Third-party fund investments(d)
Carrying value	1,814	1,459	24
Cost	2,356	2,079	13

Total private equity portfolio — Carrying value	$9,354	$7,325	28
Total private equity portfolio — Cost	$9,987	$8,781	14

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

(c)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 148-165 of JPMorgan Chase’s 2009 Annual Report.

(d)	Unfunded commitments to third-party private equity funds were $1.1 billion and $1.5 billion at September 30, 2010, and December 31, 2009, respectively.
The carrying value of the private equity portfolio at September 30, 2010, and December 31, 2009, was $9.4 billion and $7.3 billion, respectively. The increase in the portfolio during the nine months ended September 30, 2010, is primarily due to gains on investments in the portfolio and incremental follow-on investment. The portfolio represented 7.5% and 6.3% of the Firm’s stockholders’ equity less goodwill at September 30, 2010, and December 31, 2009, respectively.
BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data (in millions)	September 30, 2010	December 31, 2009

Assets
Cash and due from banks	$23,960	$26,206
Deposits with banks	31,077	63,230
Federal funds sold and securities purchased under resale agreements	235,390	195,404
Securities borrowed	127,365	119,630
Trading assets:
Debt and equity instruments	378,222	330,918
Derivative receivables	97,293	80,210
Securities	340,168	360,390
Loans	690,531	633,458
Allowance for loan losses	(34,161)	(31,602)

Loans, net of allowance for loan losses	656,370	601,856
Accrued interest and accounts receivable	63,224	67,427
Premises and equipment	11,316	11,118
Goodwill	48,736	48,357
Mortgage servicing rights	10,305	15,531
Other intangible assets	3,982	4,621
Other assets	114,187	107,091

Total assets	$2,141,595	$2,031,989

Liabilities
Deposits	$903,138	$938,367
Federal funds purchased and securities loaned or sold under repurchase agreements	314,161	261,413
Commercial paper	38,611	41,794
Other borrowed funds	51,642	55,740
Trading liabilities:
Debt and equity instruments	82,919	64,946
Derivative payables	74,902	60,125
Accounts payable and other liabilities	169,365	162,696
Beneficial interests issued by consolidated VIEs	77,438	15,225
Long-term debt	255,589	266,318

Total liabilities	1,967,765	1,866,624
Stockholders’ equity	173,830	165,365

Total liabilities and stockholders’ equity	$2,141,595	$2,031,989

Consolidated Balance Sheets overview
Total assets were $2.1 trillion, up by $109.6 billion from December 31, 2009. Total assets increased, primarily as a result of higher loans, largely due to the January 1, 2010, adoption of new consolidation guidance related to VIEs; higher trading assets – debt and equity instruments, largely due to improved market activity, reduced levels of volatility, and rising global indices; and an increase in federal funds sold and securities purchased under resale agreements, predominantly due to higher financing volume in IB. These increases were partially offset by a reduction in deposits with banks, as market stress has eased since the end of 2009.
Total liabilities were $2.0 trillion, up by $101.1 billion. The increase in liabilities was a result of an increase in beneficial interests issued by consolidated VIEs, due to the adoption of the new consolidation guidance related to VIEs; also contributing were higher federal funds purchased and securities loaned or sold under repurchase agreements, largely as a result of an increase in securities purchased under resale agreement activity levels in IB. Partially offsetting these liability increases was a decline in wholesale deposits associated with the Firm’s lower funding needs, and the normalization of TSS deposit levels from year-end inflows.
Stockholders’ equity was $173.8 billion, up by $8.5 billion. The increase was driven predominantly by the Firm’s net income and a net increase in accumulated other comprehensive income (“AOCI”); these were partially offset by the cumulative effect of changes in accounting principles as a result of the adoption of the new accounting guidance related to the consolidation of VIEs.
The following is a discussion of the significant changes in the specific line captions of the Consolidated Balance Sheets from December 31, 2009. For a description of the specific line captions discussed below, see pages 76–78 of JPMorgan Chase’s 2009 Annual Report.
Deposits with banks; federal funds sold and securities purchased under resale agreements; securities borrowed
Deposits with banks decreased, largely due to lower deposits with the Federal Reserve Bank and lower interbank lending, as market stress has eased since the end of 2009. Securities purchased under resale agreements increased, predominantly due to higher financing volume in IB. For additional information on the Firm’s Liquidity Risk Management, see pages 66–70 of this Form 10-Q.
Trading assets and liabilities – debt and equity instruments
Trading assets — debt and equity instruments increased, largely due to improved market activity, reduced levels of volatility and rising global indices. Trading liabilities — debt and equity instruments increased, largely due a higher level of short positions compared with the prior year-end to facilitate customer trading. For additional information, refer to Note 3 on pages 114–128 of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
Trading assets and liabilities – derivative receivables and payables increased, as a result of the continued decline in interest rates, the weakening of the U.S. dollar and the influence of rising base and precious metal prices on commodity valuations. For additional information, refer to Derivative contracts on pages 78–80, and Note 3 and Note 5 on pages 114–128 and 132–140, respectively, of this Form 10-Q.
Securities
Securities decreased, largely due to repositioning of the Firm’s securities portfolio, in response to changes in the interest rate environment and to rebalance issuer exposures. The repositioning reduced U.S. government agency securities and increased non-U.S. mortgage-backed securities. The adoption of the new consolidation guidance related to VIEs, which resulted in the elimination of retained available-for-sale (“AFS”) securities issued by Firm-sponsored credit card securitization trusts, also contributed to the decrease. For additional information related to securities, refer to the Corporate/Private Equity segment on pages 51–53, and Note 3 and Note 11 on pages 114–128 and 143–148, respectively, of this Form 10-Q.
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
The allowance for loan losses increased, largely due to the impact of new consolidation guidance related to VIEs that required the Firm to consolidate the assets and liabilities of its Firm-sponsored credit card securitization trusts. Excluding the effect of the new consolidation guidance, the allowance decreased, as a result of reductions of $2.7 billion and $2.2 billion in the consumer and wholesale allowances, respectively. The consumer allowance decreased, largely as a result of lower estimated losses, primarily related to improved delinquency trends, as well as lower levels of loans. The wholesale allowance decreased due primarily to repayments and loan sales. For a more detailed discussion of the adoption of the new consolidation guidance, see Notes 1, 14 and 15 on pages 112–113, 154–155 and 155–167, respectively, of this Form 10-Q. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Portfolio on pages 70–98 and Notes 3, 4, 13 and 14 on pages 114–128, 129–131, 149–154 and 154–155, respectively, of this Form 10-Q.
Accrued interest and accounts receivable
Accrued interest and accounts receivable decreased, due to the elimination of retained securitization interests upon the adoption of the new consolidation guidance that resulted in the consolidation of Firm-sponsored credit card securitization trusts. This decrease was offset partially by higher customer receivables in IB’s Prime Services business due to increased client activity. For a more detailed discussion of the adoption of the new consolidated guidance, see Notes 1 and 15 on pages 112–113 and 155–167, respectively, of this Form 10-Q.
Goodwill
Goodwill increased, largely due to the July 1, 2010, acquisition of RBS Sempra Commodities’ global oil, global metals and European power and gas businesses by IB. For additional information on goodwill, see Note 16 on pages 167–170 of this Form 10-Q.
Mortgage servicing rights
MSRs decreased, predominantly due to a significant decline in market interest rates during the first nine months of 2010, as well as servicing portfolio runoff. The decrease was partially offset by an increase related to sales in RFS of originated loans for which servicing rights were retained. For additional information on MSRs, see Note 16 on pages 167–170 of this Form 10-Q.
Other intangible assets
Other intangible assets decreased, primarily as a result of amortization expense. For additional information on other intangible assets, see Note 16 on pages 167–170 of this Form 10-Q.
Deposits
Deposits decreased, reflecting a decline associated with wholesale funding activities due to the Firm’s lower funding needs, and the normalization of TSS deposit levels from year-end inflows. These factors were offset partially by net inflows from existing customers and new business in CB, RFS and AM. For more information on deposits, refer to the RFS and AM segment discussions on pages 25–35 and 47–51, respectively; the Liquidity Risk Management discussion on pages 66–70; and Note 17 on page 171 of this Form 10-Q. For more information on wholesale liability balances, including deposits, refer to the CB and TSS segment discussions on pages 41–43 and 44–46, respectively, of this Form 10-Q.
Federal funds purchased and securities loaned or sold under repurchase agreements
Securities sold under repurchase agreements increased, largely associated with an increase in securities purchased under resale agreement activity levels in IB. For additional information on the Firm’s Liquidity Risk Management, see pages 66–70 of this Form 10-Q.
Commercial paper and other borrowed funds
Commercial paper and other borrowed funds, which includes advances from Federal Home Loan Banks (“FHLBs”), decreased due to lower funding requirements. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 66–70, and Note 18 on page 171 of this Form 10-Q.
Beneficial interests issued by consolidated VIEs
Beneficial interests issued by consolidated VIEs increased, predominantly due to the adoption of the new consolidation guidance related to VIEs, partially offset by maturities of $21.8 billion related to Firm-sponsored credit card securitization trusts. For additional information on Firm-administered VIEs and loan securitization trusts, see Note 15 on pages 155–167 of this Form 10-Q.
Long-term debt
Long-term debt decreased, predominantly due to maturities and redemptions, partially offset by new issuances. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 66–70 of this Form 10-Q.

Stockholders’ equity
Total stockholders’ equity increased, due to net income; a net increase in AOCI, due primarily to the narrowing of spreads on commercial and non-agency mortgage-backed securities, as well as on collateralized loan obligations; and increased market value on pass-through mortgage-backed securities. The increase in stockholders’ equity was partially offset by the impact of the adoption of the new consolidation guidance related to VIEs, which resulted in a reduction of $4.5 billion, driven by the establishment of an allowance for loan losses of $7.5 billion (pretax) related to receivables predominantly held in credit card securitization trusts that were consolidated at the adoption date. Also partially offsetting the increase were stock repurchases; the purchase of the remaining interest in a consolidated subsidiary from noncontrolling shareholders; and the declaration of cash dividends on common and preferred stock. For a more detailed discussion of the adoption of new consolidated guidance related to VIEs, see Notes 1 and 15 on pages 112-113 and 155-167, respectively, of this Form 10-Q. For information about the impact of the adoption of new guidance related to embedded credit derivatives, see Note 5 on pages 132-140 of this Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS
JPMorgan Chase is involved with several types of off-balance sheet arrangements, including through special-purpose entities (“SPEs”), which are a type of VIE, and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion, see Off-Balance Sheet Arrangements and Contractual Cash Obligations on pages 78-81 of JPMorgan Chase’s 2009 Annual Report.
Special-purpose entities
SPEs are the most common type of VIE, used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. As a result of new accounting guidance, certain VIEs were consolidated on to the Firm’s Consolidated Balance Sheets effective January 1, 2010. Nevertheless, SPEs continue to be an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the Firm’s involvement with SPEs, see Note 1 on pages 112-113 and Note 15 on pages 155-167 of this Form 10-Q; and Note 1 on pages 142-143, Note 15 on pages 198-205 and Note 16 on pages 206-214 of JPMorgan Chase’s 2009 Annual Report.
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
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A. were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The aggregate amount of these liquidity commitments, to both consolidated and nonconsolidated SPEs, were $35.2 billion and $34.2 billion at September 30, 2010, and December 31, 2009, respectively. Alternatively, if JPMorgan Chase Bank, N.A. were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment or, in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
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

Revenue from VIEs and securitization entities	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Multi-seller conduits	$44	$120	$171	$376
Investor intermediation	12	10	37	24
Other securitization entities(a)	478	631	1,566	1,885

Total	$534	$761	$1,774	$2,285

(a)	Excludes servicing revenue from loans sold to and securitized by third parties.

Loan modifications
The Firm modifies loans that it services, including loans that were sold to off-balance sheet SPEs, pursuant to the U.S. Treasury’s Making Home Affordable (“MHA”) programs and the Firm’s other loss-mitigation programs. During the three and nine months ended September 30, 2010, for both the Firm’s on-balance sheet loans and loans serviced for others, mortgage modifications of approximately 95,000 and 378,000, respectively, were offered to borrowers; and permanent mortgage modifications of more than 47,000 and 171,000, respectively, were approved. See Consumer Credit Portfolio on pages 82-94 of this Form 10-Q for more details on these loan modifications.
Off-balance sheet lending-related financial instruments, guarantees and other commitments
JPMorgan Chase uses lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees often expire without being drawn, and even higher proportions expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Lending-related commitments on page 80 and Note 22 on pages 174-178 of this Form 10-Q; and Lending-related commitments on page 105 and Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.
The following table presents, as of September 30, 2010, the amounts by contractual maturity of off-balance sheet lending-related financial instruments, guarantees and other commitments. The amounts in the table for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products would be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law. The table excludes certain guarantees that do not have a contractual maturity date (e.g., loan sale and securitization-related indemnifications). For further discussion, see discussion of repurchase liability below and Note 22 on pages 174-178 of this Form 10-Q, and Note 31 on pages 230-234 of JPMorgan Chase’s 2009 Annual Report.
Off—balance sheet lending-related financial instruments, guarantees and other commitments

	September 30, 2010					Dec. 31, 2009
			Due after
		Due after	3 years
By remaining maturity	Due in 1 year	1 year through	through	Due after
(in millions)	or less	3 years	5 years	5 years	Total	Total

Lending-related
Consumer:
Home equity — senior lien	$527	$2,649	$6,116	$8,664	$17,956	$19,246
Home equity — junior lien	930	6,520	11,429	13,578	32,457	37,231
Prime mortgage	1,487	—	—	—	1,487	1,654
Subprime mortgage	—	—	—	—	—	—
Option ARMs	—	—	—	—	—	—
Auto loans	5,731	152	9	—	5,892	5,467
Credit card	547,195	—	—	—	547,195	569,113
All other loans	9,164	257	99	963	10,483	11,229

Total consumer	$565,034	$9,578	$17,653	$23,205	$615,470	$643,940

Wholesale:
Other unfunded commitments to extend credit(a)(b)	64,711	104,357	25,193	4,326	198,587	192,145
Asset purchase agreements(b)	—	—	—	—	—	22,685
Standby letters of credit and other financial guarantees(a)(c)(d)	26,121	47,561	14,637	4,736	93,055	91,485
Unused advised lines of credit	35,932	4,389	78	199	40,598	35,673
Other letters of credit(a)(d)	3,646	2,254	472	—	6,372	5,167

Total wholesale	130,410	158,561	40,380	9,261	338,612	347,155

Total lending-related	$695,444	$168,139	$58,033	$32,466	$954,082	$991,095

Other guarantees and commitments
Securities lending guarantees(e)	$183,715	$—	$—	$—	$183,715	$170,777
Derivatives qualifying as guarantees(f)	5,008	909	40,364	27,796	74,077	87,191
Unsettled reverse repurchase and securities borrowing agreements(g)	63,806	—	—	—	63,806	48,187
Equity investment commitments(h)	1,234	6	33	1,012	2,285	2,374
Building purchase commitment(i)	670	—	—	—	670	670

(a)	At September 30, 2010, and December 31, 2009, represents the contractual amount net of risk participations totaling $546 million and $643 million, respectively, for other unfunded commitments to extend credit; $23.2 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $890 million and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)	Upon the adoption of the new consolidation guidance related to VIEs, $24.2 billion of lending-related commitments between the Firm and Firm-administered multi-seller conduits were eliminated upon consolidation. The decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments directly between the multi-seller conduits and clients; these unfunded commitments of the consolidated conduits are now included as off-balance sheet lending-related commitments of the Firm.

(c)	At September 30, 2010, and December 31, 2009, includes unissued standby letters of credit commitments of $40.9 billion and $38.4 billion, respectively.

(d)	At September 30, 2010, and December 31, 2009, JPMorgan Chase held collateral relating to $36.0 billion and $31.5 billion, respectively, of standby letters of credit; and $2.4 billion and $1.3 billion, respectively, of other letters of credit.

(e)	At September 30, 2010, and December 31, 2009, collateral held by the Firm in support of securities lending indemnification agreements totaled $185.7 billion and $173.2 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees.

(g)	For further information, refer to Unsettled reverse repurchase and securities borrowing agreements in Note 22 on page 177 of this Form 10-Q.

(h)	At September 30, 2010, and December 31, 2009, includes unfunded commitments of $1.1 billion and $1.5 billion, respectively, to third-party private equity funds; and $1.2 billion and $897 million, respectively, to other equity investments. These commitments include $1.0 billion and $1.5 billion, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 114-128 of this Form 10-Q.

(i)	For further information refer to Building purchase commitment in Note 22 on page 178 of this Form 10-Q.
Repurchase liability
In connection with the Firm’s loan sale and securitization activities with Fannie Mae and Freddie Mac (the “GSEs”) and other loan sale and private-label securitization transactions, the Firm has made representations and warranties that the loans sold meet certain requirements. For transactions with the GSEs, these representations include type of collateral, underwriting standards, validity of certain borrower representations in connection with the loan, that primary mortgage insurance is in force for any mortgage loan with a loan-to-value ratio (“LTV”) greater than 80%, and the use of the GSEs’ standard legal documentation. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties; however, predominantly all of the repurchase demands received by the Firm and the Firm’s losses realized to date are related to loans sold to the GSEs.
To date, the repurchase demands the Firm has received from the GSEs primarily relate to loans originated from 2005 to 2008. Demands against the pre-2005 and post-2008 vintages have not been significant; the Firm attributes this to the comparatively favorable credit performance of these vintages and to the enhanced underwriting and loan qualification standards implemented progressively during 2007 and 2008. From 2005 to 2008, excluding Washington Mutual, loans sold to the GSEs subject to representations and warranties for which the Firm may be liable were approximately $380 billion; this amount represents the principal amount of loans sold throughout 2005 to 2008 and has not been adjusted for subsequent activity, such as borrower repayments of principal or repurchases completed to date. See the discussion below for information concerning the process the Firm uses to evaluate repurchase demands for breaches of representations and warranties, and the Firm’s estimate of probable losses related to such exposure.
From 2005 to 2008, Washington Mutual sold approximately $150 billion of loans to the GSEs subject to certain representations and warranties. Subsequent to the Firm’s acquisition of certain assets and liabilities of Washington Mutual from the FDIC in September 2008, the Firm resolved and/or limited certain current and future repurchase demands for loans sold to the GSEs by Washington Mutual, although it remains the Firm’s position that such obligations remain with the FDIC receivership. Nevertheless, certain payments have been made with respect to certain of the then current and future repurchase demands, and the Firm will continue to evaluate and pay certain future repurchase demands related to individual loans. In addition to the payments already made, the Firm has a remaining repurchase liability of approximately $250 million as of September 30, 2010, relating to unresolved and future demands on the Washington Mutual portfolio. After consideration of this repurchase liability, the Firm believes that the remaining GSE repurchase exposure related to the Washington Mutual portfolio presents minimal future risk to the Firm’s financial results.
The Firm also sells loans in securitization transactions with Ginnie Mae; these loans are typically insured by the Federal Housing Administration (“FHA”) or the Rural Housing Administration (“RHA”) and/or guaranteed by the U.S. Department of Veterans Affairs (“VA”). The Firm, in its role as servicer, may elect to repurchase delinquent loans securitized by Ginnie Mae in accordance with guidelines prescribed by Ginnie Mae, FHA, RHA and VA. Amounts due under the terms of these loans continue to be insured and the reimbursement of insured amounts is proceeding normally. Accordingly, the Firm has not recorded any repurchase liability related to these loans.
From 2005 to 2008, the Firm and certain acquired entities sold or deposited approximately $450 billion of residential mortgage loans to securitization trusts in private-label securitizations they sponsored and, in connection therewith, made certain representations and warranties related to these loans. While the terms of the transactions vary, they generally differ from loan sales to GSEs in that, among other things: (i) in order to direct the trustee to investigate loan files, the security holders must make a formal request for the trustee to do so, and typically, this requires agreement of the holders of a specified percentage of the outstanding securities; (ii) generally, the mortgage loans are not required to meet all GSE eligibility criteria; and (iii) in many cases, the party demanding repurchase is required to demonstrate that a loan-level breach of a representation or warranty has materially and adversely affected the value of the loan. To date, loan-level repurchase demands in private-label securitizations have been limited. As a result, the Firm’s repurchase reserve primarily relates to loan sales to the GSEs and is predominantly derived from repurchase activity with the GSEs. While it is possible that the volume of repurchase demands in private-label securitizations will increase in the future, the Firm cannot offer a reasonable estimate of those future demands based on historical experience to date. In addition, with respect to private-label securitizations originated by Washington Mutual, it is the Firm’s position that such repurchase obligations remain with the FDIC receivership. Thus far, claims related to private-label securitizations (including from insurers that have guaranteed certain obligations of the securitization trusts) have generally manifested themselves through securities-related litigation. Reference is made to Part II, Item 1, Legal Proceedings, “Mortgage-Backed Securities Litigation and Regulatory Investigations.” The Firm separately evaluates its exposure to such litigation in establishing its litigation reserves.

Repurchase Demand Process
The Firm first becomes aware that a GSE is evaluating a particular loan for repurchase when the Firm receives a request from the GSE to review the underlying loan file (“file request”). Upon completing its review, the GSE may submit a repurchase demand to the Firm; historically, most file requests have not resulted in repurchase demands.
The primary reasons for repurchase demands from the GSEs relate to alleged misrepresentations primarily driven by: (i) credit quality and/or undisclosed debt of the borrower; (ii) income level and/or employment status of the borrower; and (iii) appraised value of collateral. Ineligibility of the borrower for the particular product, mortgage insurance rescissions and missing documentation are other reasons for repurchase demands. Beginning in 2009, mortgage insurers more frequently rescinded mortgage insurance coverage. The successful rescission of mortgage insurance typically results in a violation of representations and warranties made to the GSEs and, therefore, has been a significant cause of repurchase demands from the GSEs. The Firm actively reviews all rescission notices from mortgage insurers and appeals them when appropriate.
As soon as practicable after receiving a repurchase demand from a GSE, the Firm evaluates the request and takes appropriate actions based on the nature of the repurchase demand. Loan-level appeals with the GSEs are typical and the Firm seeks to provide a final response to a repurchase demand within three to four months of the date of receipt. In many cases, the Firm ultimately is not required to repurchase a loan because it is able to resolve the purported defect. Although repurchase demands may be made for as long as the loan is outstanding, most repurchase demands from the GSEs historically have related to loans that became delinquent in the first 24 months following origination.
When the Firm accepts a repurchase demand from one of the GSEs, the Firm may either a) repurchase the loan or the underlying collateral from the GSE at the unpaid principal balance of the loan plus accrued interest, or b) reimburse the GSE for its realized loss on a liquidated property (a “make-whole” payment).
Estimated Repurchase Liability
To estimate the Firm’s repurchase liability arising from breaches of representations and warranties, the Firm considers:
(i)	the level of current unresolved repurchase demands and mortgage insurance recission notices,

(ii)	estimated probable future repurchase demands considering historical experience,

(iii)	the ability of the Firm to cure the defects identified in the repurchase demands (“cure rate”),

(iv)	the severity of loss upon repurchase of the loan or collateral, make-whole settlement, or indemnification,

(v)	the Firm’s ability to recover its losses from third-party originators, and

(vi)	the terms of agreements with certain mortgage insurers and other parties.
Based on these factors, the Firm has recognized a repurchase liability of $3.3 billion and $1.7 billion, including the Washington Mutual liability described above, as of September 30, 2010, and December 31, 2009, respectively.
The following table provides information about outstanding repurchase demands and mortgage insurance rescission notices, excluding those related to Washington Mutual, at each of the past five quarter-end dates.
Outstanding repurchase demands and mortgage insurance rescission notices by counterparty type

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2010	2010	2010	2009	2009

GSEs and other	$1,063	$1,331	$1,358	$1,339	$1,132
Mortgage insurers	556	998	1,090	865	626
Overlapping population (a)	(69)	(220)	(232)	(169)	(99)

Total	$1,550	$2,109	$2,216	$2,035	$1,659

(a)	Because the GSEs may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an unresolved repurchase demand.

Probable future repurchase demands are generally estimated based upon loans that are or ever have been 90 days past due. The Firm estimates probable future repurchase demands by considering the unpaid principal balance of these delinquent loans, the Firm’s estimates of the typical lag time between delinquency and repurchase demand and the age of the loan when it first became delinquent. During the third quarter, the Firm experienced a sustained trend of increased file requests and repurchase demands from the GSEs across most vintages, including the 2005-2008 vintages, in spite of improved delinquency statistics and the aging of the 2005-2008 vintages. File requests from the GSEs, excluding those related to Washington Mutual, and other investors declined by 29% between the second and third quarters of 2009 and remained relatively stable through the fourth quarter of 2009. After this period of decline and relative stability, file requests from the GSEs and private investors then experienced quarterly increases of 5%, 18% and 15% in the first, second and third quarters of 2010, respectively.
The Firm expects that this change in GSE behavior will alter the historical relationship between delinquency and repurchase demands. To consider these changing trends, in the third quarter the Firm refined its estimate of probable future demands by separately forecasting near-term repurchase demands (using outstanding file requests) and longer-term repurchase demands (considering loans for which no file request has yet been received). The Firm believes that this refined estimation process produces a better estimate of probable future repurchase demands since it directly incorporates the Firm’s file request experience and will better reflect emerging trends in those requests, as well as the relationship between file requests and ultimate repurchase demands. This refinement resulted in a higher estimated amount of probable future demands from the GSEs, and this revised future demand assumption was the primary driver of the $1.0 billion increase in the Firm’s repurchase liability in the third quarter of 2010.
The following tables show the trend in repurchase demands and mortgage insurance rescission notices received by loan origination vintage, excluding those related to Washington Mutual, for the past five quarters.
Quarterly repurchase demands received by loan origination vintage

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2010	2010	2010	2009	2009

Pre-2005	$31	$35	$16	$12	$26
2005	67	94	50	40	48
2006	185	234	189	166	159
2007	498	521	403	425	378
2008	191	186	98	157	102
Post-2008	46	53	20	26	12

Total repurchase demands received	$1,018	$1,123	$776	$826	$725

Quarterly mortgage insurance rescission notices received by loan origination vintage

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2010	2010	2010	2009	2009

Pre-2005	$4	$4	$2	$3	$1
2005	5	7	18	22	13
2006	39	39	57	50	39
2007	105	155	203	221	218
2008	44	52	60	69	62
Post-2008	—	—	—	—	—

Total mortgage insurance rescissions received (a)	$197	$257	$340	$365	$333

(a)	Mortgage insurance rescissions may ultimately result in a repurchase demand from the GSEs on a lagged basis. This table includes mortgage insurance rescissions where the GSEs have also issued a repurchase demand.
Because the Firm has demonstrated an ability to cure certain types of defects more frequently than others (e.g., missing documents), trends in the types of defects identified as well as the Firm’s historical data are considered in estimating the future cure rate. During 2010, the Firm’s overall cure rate, excluding Washington Mutual, has been approximately 50%. While the actual cure rate may vary from quarter to quarter, the Firm expects that the overall cure rate will remain in the 40-50% range for the foreseeable future.
The Firm has not observed a direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss. Therefore, the loss severity assumption is estimated using the Firm’s historical experience and projections regarding home price appreciation. Actual loss severities on finalized repurchases and “make-whole” settlements, excluding any related to Washington Mutual, currently average approximately 50%, but may vary from quarter to quarter based on the characteristics of the underlying loans and changes in home prices.

When a loan was originated by a third-party correspondent, the Firm typically has the right to seek a recovery of related repurchase losses from the correspondent originator. Correspondent-originated loans comprise approximately 40% of loans underlying outstanding repurchase demands, excluding those related to Washington Mutual. The Firm experienced a decrease in third-party recoveries from late 2009 into 2010. However, the actual third-party recovery rate may vary from quarter to quarter based upon the underlying mix of correspondents (e.g., active, inactive, out-of-business originators) from which recoveries are being sought.
The Firm is engaged in discussions with various mortgage insurers on their rights and practices related to rescinding mortgage insurance coverage. The Firm has entered into agreements with two mortgage insurers to make processes more efficient and reduce exposure on claims on certain portfolios for which the Firm is a servicer. The impact of these agreements is reflected in the repurchase liability and the disclosed outstanding mortgage insurance rescission notices as of September 30, 2010.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded repurchase liability-including the amount of probable future demands from purchasers (which is in part based on the historical experience), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties-require application of a significant level of management judgment. Estimating the repurchase liability is further complicated by limited and rapidly changing historical data and uncertainty surrounding numerous external factors, including: (i) economic factors (e.g., further declines in home prices and changes in borrower behavior may lead to increases in the number of defaults, the severity of losses, or both), and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties, such as the GSEs and mortgage insurers. While the Firm uses the best information available to it in estimating its repurchase liability, the estimation process is inherently uncertain, imprecise and potentially volatile as additional information is obtained and external factors continue to evolve. An assumed simultaneous 10% adverse change in the assumptions noted above would increase the repurchase liability as of September 30, 2010, by approximately $820 million. This estimate is based on a hypothetical scenario and is intended to provide an indication of the impact on the estimated repurchase liability of significant and simultaneous adverse changes in the key underlying assumptions. Actual changes in these assumptions may not occur at the same time or to the same degree, or improvement in one factor may offset deterioration in another.
The following table summarizes the change in the repurchase liability for each of the periods presented.
Summary of changes in repurchase liability

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2010		2009	2010		2009

Repurchase liability at beginning of period	$2,332		$756	$1,705		$1,093
Realized losses(a)	(489)		(224)	(1,052)		(1,111	)(b)
Provision for repurchase losses	1,464		570	2,654		1,120

Repurchase liability at end of period	$3,307	(c)	$1,102	$3,307	(c)	$1,102

(a)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expenses. Make-whole settlements were $225 million and $81 million for the three months ended September 30, 2010 and 2009, and $480 million and $206 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)	Includes the Firm’s resolution of certain current and future repurchase demands for certain loans sold by Washington Mutual. The unpaid principal balance of loans related to this resolution is not included in the table below, which summarizes the unpaid principal balance of repurchased loans.

(c)	Includes $250 million at September 30, 2010, related to future demands on loans sold by Washington Mutual to the GSEs.
The following table summarizes the total unpaid principal balance of repurchases during the periods indicated.
Unpaid principal balance of loan repurchases(a)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Ginnie Mae(b)	$2,064	$2,441	$7,304	$4,555
GSEs and other(c)	452	255	1,289	753

Total	$2,516	$2,696	$8,593	$5,308

(a)	Excludes mortgage insurers. While the rescission of mortgage insurance may ultimately trigger a repurchase demand, the mortgage insurers themselves do not present repurchase demands to the Firm.
(b)	In substantially all cases, these repurchases represent the Firm’s voluntary repurchase of certain delinquent loans from loan pools or packages as permitted by Ginnie Mae guidelines (i.e., they do not result from repurchase demands due to breaches of representations and warranties). In certain cases, the Firm repurchases these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, the FHA, RHA and/or the VA.

(c)	Predominantly all of the repurchases related to GSEs.
Nonperforming loans held-for-investment included $317 million and $218 million at September 30, 2010, and December 31, 2009, respectively, of loans repurchased as a result of breaches of representations and warranties.

CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2009, and should be read in conjunction with Capital Management on pages 82-85 of JPMorgan Chase’s 2009 Annual Report.
The Firm’s capital management objectives are to hold capital sufficient to:
•	cover all material risks underlying the Firm’s business activities;

•	maintain “well-capitalized” status under regulatory requirements;

•	achieve debt rating targets;

•	remain flexible to take advantage of future investment opportunities; and

•	build and invest in businesses, even in a highly stressed environment.
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. As of September 30, 2010, and December 31, 2009, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.
The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at September 30, 2010, and December 31, 2009. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC.

	JPMorgan Chase & Co.(i)			JPMorgan Chase Bank, N.A.(i)			Chase Bank USA, N.A.(i)
										Well-	Minimum
(in millions,	Sept. 30,		Dec. 31,	Sept. 30,		Dec. 31,	Sept. 30,		Dec. 31,	capitalized	capital
except ratios)	2010		2009	2010		2009	2010		2009	ratios(k)	ratios(k)

Regulatory capital
Tier 1(a)	$139,381		$132,971	$98,740		$96,372	$12,513		$15,534
Total	180,740		177,073	137,745		136,646	16,244		19,198
Tier 1 common(b)	110,842		105,284	97,983		95,353	12,513		15,534
Assets
Risk-weighted(c)(d)	1,170,158	(j)	1,198,006	965,328	(j)	1,011,995	118,146	(j)	114,693
Adjusted average(e)	1,975,479	(j)	1,933,767	1,577,343	(j)	1,609,081	123,366	(j)	74,087
Capital ratios
Tier 1(a)(f)	11.9	%(j)	11.1%	10.2	%(j)	9.5%	10.6	%(j)	13.5%	6.0%	4.0%
Total(g)	15.4		14.8	14.3		13.5	13.7		16.7	10.0	8.0
Tier 1 leverage(h)	7.1		6.9	6.3		6.0	10.1		21.0	5.0 (l)	3.0 (m)
Tier 1 common(b)	9.5		8.8	10.2		9.4	10.6		13.5	NA	NA

(a)	At September 30, 2010, for JPMorgan Chase and JPMorgan Chase Bank, N.A., trust preferred capital debt securities were $20.6 billion and $600 million, respectively. If these securities were excluded from the calculation at September 30, 2010, Tier 1 capital would be $118.8 billion and $98.1 billion, respectively, and the Tier 1 capital ratio would be 10.2% for both. At September 30, 2010, Chase Bank USA, N.A. had no trust preferred capital debt securities.

(b)	Tier 1 common ratio is Tier 1 common divided by risk-weighted assets. Tier 1 common is defined as Tier 1 capital less elements of capital not in the form of common equity — such as perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities. Tier 1 common, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common along with the other capital measures to assess and monitor its capital position.

(c)	Risk-weighted assets consist of on- and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit-equivalent amount, which is then risk-weighted based on the same factors used for on-balance sheet assets. Risk-weighted assets also incorporate a measure for the market risk related to applicable trading assets-debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

(d)	Includes off-balance sheet risk-weighted assets at September 30, 2010, of $287.2 billion, $273.7 billion and $39 million, respectively, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., and at December 31, 2009, of $367.4 billion, $312.3 billion and $49.9 billion, respectively.

(e)	Adjusted average assets, for purposes of calculating the leverage ratio, include total quarterly average assets adjusted for unrealized gains/(losses) on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(f)	Tier 1 capital ratio is Tier 1 capital divided by risk-weighted assets. Tier 1 capital consists of common stockholders’ equity, perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities, less goodwill and certain other adjustments.

(g)	Total capital ratio is Total capital divided by risk-weighted assets. Total capital is Tier 1 capital plus Tier 2 capital. Tier 2 capital consists of preferred stock not qualifying as Tier 1, subordinated long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets.

(h)	Tier 1 leverage ratio is Tier 1 capital divided by adjusted quarterly average assets.

(i)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions; whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(j)	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the consolidation of VIEs, which resulted in a decrease in the Tier 1 capital ratio of 34 basis points. See Note 15 on pages 155-167 of this Form 10-Q for further information.

(k)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

(l)	Represents requirements for banking subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(m)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4%, depending on factors specified in regulations issued by the Federal Reserve and OCC.

Note: Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations of $690 million and $812 million at September 30, 2010, and December 31, 2009, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.0 billion and $1.7 billion at September 30, 2010, and December 31, 2009, respectively.
A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 common, Tier 1 capital and Total qualifying capital is presented in the table below:

Risk-based capital components and assets	September 30,	December 31,
(in millions)	2010	2009

Tier 1 capital
Tier 1 common:
Total stockholders’ equity	$173,830	$165,365
Less: Preferred stock	7,800	8,152

Common stockholders’ equity	166,030	157,213
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common equity	(2,916)	75
Less: Goodwill(a)	46,771	46,630
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,253	912
Investments in certain subsidiaries and other	1,168	802
Other intangible assets	3,080	3,660

Tier 1 common	110,842	105,284

Preferred stock	7,800	8,152
Qualifying hybrid securities and noncontrolling interests(b)	20,739	19,535

Total Tier 1 capital	139,381	132,971

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	26,663	28,977
Qualifying allowance for credit losses	14,938	15,296
Adjustment for investments in certain subsidiaries and other	(242)	(171)

Total Tier 2 capital	41,359	44,102

Total qualifying capital	$180,740	$177,073

Risk-weighted assets	$1,170,158	$1,198,006

Total adjusted average assets	$1,975,479	$1,933,767

(a)	Goodwill is net of any associated deferred tax liabilities.

(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
The Firm’s Tier 1 common capital was $110.8 billion at September 30, 2010, compared with $105.3 billion at December 31, 2009, an increase of $5.5 billion. The increase was predominantly due to net income (adjusted for DVA) of $12.2 billion and net issuances of common stock under the Firm’s employee stock-based compensation plans of $2.2 billion. The increase was partially offset by the $4.4 billion cumulative effect adjustment to retained earnings that resulted from the adoption of new consolidation guidance related to VIEs; $2.3 billion of repurchases of common stock; a $1.3 billion reduction in common stockholders’ equity related to the purchase of the remaining interest in a consolidated subsidiary from noncontrolling shareholders; and $1.1 billion of dividends on common and preferred stock. The Firm’s Tier 1 capital was $139.4 billion at September 30, 2010, compared with $133.0 billion at December 31, 2009, an increase of $6.4 billion. The increase in Tier 1 capital reflected the increase in Tier 1 common and an issuance of trust preferred capital debt securities, partially offset by the redemption of preferred stock. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 29 on pages 228-229 of JPMorgan Chase’s 2009 Annual Report.

Basel II
The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (“Basel II”). The goal of the Basel II Framework is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published a final Basel II rule in December 2007, which requires JPMorgan Chase to implement Basel II at the holding company level, as well as at certain of its key U.S. bank subsidiaries.
Prior to full implementation of the Basel II Framework, JPMorgan Chase is required to complete a qualification period of four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rule to the satisfaction of its primary U.S. banking regulators. The U.S. implementation timetable consists of the qualification period, starting no later than April 1, 2010, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on current (“Basel l”) regulations. JPMorgan Chase is currently in the qualification period and expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will continue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required.
Basel III
In addition to the Basel II Framework, the Basel Committee is developing further proposed revisions to the Capital Accord (Basel III), which include narrowing the definition of capital, increasing capital requirements for specific exposures, introducing short-term liquidity coverage and term funding standards, and establishing an international leverage ratio. In September 2010, the Basel Committee announced higher capital ratio requirements for banks under these proposed revisions which provide that the common equity requirement will be increased to 7%, comprised of a minimum of 4.5% plus a 2.5% capital conservation buffer. The Firm fully expects to be in compliance with the higher Basel III capital standards as announced by the Basel Committee when they become effective. If these revisions were adopted as currently proposed, the Firm currently estimates that they would, (when taken together with the changes for calculating capital on trading assets and securitizations and offsetting actions the Firm expects to occur) result in a reduction ranging from approximately 100 to 200 basis points in the Firm’s Basel I Tier 1 common ratio at September 30, 2010. As noted, this estimate includes the effect of actions which the Firm expects to occur before the proposed revisions become effective, such as anticipated reductions in certain types of investment and trading positions, and mortgage loan portfolio runoff. In addition, this estimate of the potential reduction in the Tier 1 common ratio reflects the Firm’s current understanding of the proposed revisions and their application to its businesses as currently conducted; accordingly, this estimate will evolve over time as the Firm’s businesses change and the requirements are finalized. If these revisions were adopted as currently proposed, the Firm also believes it would need to modify the current liquidity profile of its assets and liabilities to become more liquid in response to the proposed short-term liquidity coverage and term funding standards. The Firm will continue to monitor the ongoing rule-making process to assess both the timing and the impact of Basel III on its businesses and financial condition. The proposed revisions to the Capital Accord governing liquidity and capital requirements are subject to prolonged observation and transition periods. The observation period for the liquidity coverage ratio begins in 2011, with implementation in 2015. The transition period for banks to meet the revised common equity requirement will begin in 2013, with implementation in 2019.
Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are J.P. Morgan Securities LLC (“JPMorgan Securities”), formerly J.P. Morgan Securities Inc., and J.P. Morgan Clearing Corp. J.P. Morgan Securities became a limited liability company on September 1, 2010. J.P. Morgan Clearing Corp. is a subsidiary of JPMorgan Securities and provides clearing and settlement services. JPMorgan Securities and J.P. Morgan Clearing Corp. are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities and J.P. Morgan Clearing Corp. are also registered as futures commission merchants and subject to Rule 1.17 under the Commodity Futures Trading Commission (“CFTC”).
JPMorgan Securities and J.P. Morgan Clearing Corp. have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At September 30, 2010, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $7.1 billion, exceeding the minimum requirement by $6.5 billion. J.P. Morgan Clearing Corp’s net capital was $5.3 billion, exceeding the minimum requirement by $3.6 billion.
In addition to its net capital requirements, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital

Rule. As of September 30, 2010, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities, using internal risk-assessment methodologies. The Firm measures economic capital based primarily on four risk factors: credit, market, operational and private equity risk.

Economic risk capital	Quarterly Averages
(in billions)	3Q10	4Q09	3Q09

Credit risk	$50.6	$48.5	$49.9
Market risk	16.0	15.8	15.2
Operational risk	7.4	7.9	8.7
Private equity risk	6.6	4.9	4.7

Economic risk capital	80.6	77.1	78.5
Goodwill	48.7	48.3	48.3
Other(a)	34.7	31.1	22.7

Total common stockholders’ equity	$164.0	$156.5	$149.5

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
Line-of-business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers. Capital is also allocated to each line of business for, among other things, goodwill and other intangibles associated with acquisitions effected by the line of business. ROE is measured, and internal targets for expected returns are established as key measures of a business segment’s performance.
Effective January 1, 2010, the Firm enhanced its line-of-business equity framework to better align equity assigned to each line of business with the changes anticipated to occur in the lines of business, and to reflect the competitive and regulatory landscape. The lines of business are now capitalized based on the Tier 1 common standard, rather than the Tier 1 capital standard.

Line-of-business equity
(in billions)	September 30, 2010	December 31, 2009

Investment Bank	$40.0	$33.0
Retail Financial Services	28.0	25.0
Card Services	15.0	15.0
Commercial Banking	8.0	8.0
Treasury & Securities Services	6.5	5.0
Asset Management	6.5	7.0
Corporate/Private Equity	62.0	64.2

Total common stockholders’ equity	$166.0	$157.2

Line-of-business equity	Quarterly Averages
(in billions)	3Q10	4Q09	3Q09

Investment Bank	$40.0	$33.0	$33.0
Retail Financial Services	28.0	25.0	25.0
Card Services	15.0	15.0	15.0
Commercial Banking	8.0	8.0	8.0
Treasury & Securities Services	6.5	5.0	5.0
Asset Management	6.5	7.0	7.0
Corporate/Private Equity	60.0	63.5	56.5

Total common stockholders’ equity	$164.0	$156.5	$149.5

Capital actions
Stock repurchases
Under the stock repurchase program authorized by the Firm’s Board of Directors, the Firm is authorized to repurchase up to $10.0 billion of the Firm’s common stock plus the 88 million warrants issued in 2008 under the U.S. Treasury’s Capital Purchase Program. In the second quarter of 2010, the Firm resumed common stock repurchases. During the three and nine months ended September 30, 2010, the Firm repurchased, respectively, 57 million shares and 60 million shares, for $2.2 billion and $2.3 billion, at an average price per share of $38.52 and $38.53. The Firm’s current share repurchase activity is intended to offset sharecount increases resulting from employee stock-based incentive awards and is consistent with the Firm’s goal of maintaining an appropriate sharecount. The Firm did not repurchase any of the warrants. As of September 30, 2010, $3.9 billion of authorized repurchase capacity remained with respect to the common stock, and all of the authorized repurchase capacity remained with respect to the warrants. For a further discussion of the Firm’s stock repurchase program, see Stock repurchases on page 85 of JPMorgan Chase’s 2009 Annual Report.
The Firm has determined that it may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock and warrants in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock — for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 201—202 of this Form 10-Q.
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
For further discussion of these risks, see Risk Management on pages 86—126 of JPMorgan Chase’s 2009 Annual Report and the information below.
LIQUIDITY RISK MANAGEMENT
The following discussion of JPMorgan Chase’s liquidity risk management framework highlights developments since December 31, 2009, and should be read in conjunction with pages 88—92 of JPMorgan Chase’s 2009 Annual Report.
The ability to maintain surplus levels of liquidity through economic cycles is crucial to financial services companies, particularly during periods of adverse conditions. The Firm’s funding strategy is intended to ensure liquidity and diversity of funding sources to meet actual and contingent liabilities through both normal and stress periods.
JPMorgan Chase’s primary sources of liquidity include a diversified $903.1 billion deposit base at September 30, 2010, and access to the equity capital markets and long-term unsecured and secured funding sources, including asset securitizations and borrowings from FHLBs. Additionally, JPMorgan Chase maintains large pools of highly liquid, unencumbered assets. The Firm actively monitors its available capacity in the wholesale funding markets across various geographic regions and in various currencies. The Firm’s ability to generate funding from a broad range of sources in a variety of geographic locations and in a range of tenors is intended to enhance financial flexibility and limit funding concentration risk.
Management considers the Firm’s liquidity position to be strong, based on its liquidity metrics as of September 30, 2010, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on— and off—balance sheet obligations at that date.
Liquidity monitoring
The Firm centralizes the management of global funding and liquidity risk within Corporate Treasury to maximize liquidity access, minimize funding costs and enhance global identification and coordination of liquidity risk. The Firm employs a variety of metrics to monitor and manage liquidity. One set of analyses used by the Firm relates to the timing of liquidity sources versus liquidity uses (e.g., funding gap analysis and parent holding company funding, which is discussed below). A second set of analyses focuses on ratios of funding and liquid collateral (e.g., measurements of the Firm’s reliance on short-term unsecured funding as a percentage of total liabilities, as well as analyses of the relationship of short-term unsecured funding to highly liquid assets, the deposits-to-loans ratio and other balance sheet measures). The Firm also conducts a variety of stress tests intended to ensure that ample liquidity is available through stressed as well as normal market conditions.
Parent holding company
In addition to monitoring liquidity on a firmwide basis, the Firm also monitors liquidity for the parent holding company. This monitoring takes into consideration regulatory restrictions that limit the extent to which bank subsidiaries may extend credit to the parent holding company and other nonbank subsidiaries. Excess cash generated by parent holding-

company issuance activity is placed with both bank and nonbank subsidiaries in the form of deposits and advances. As discussed below, the Firm’s liquidity management is also intended to ensure that its subsidiaries have the ability to generate replacement funding in the event the parent holding company requires repayment.
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
Global Liquidity Reserve
In addition to the parent holding company, the Firm maintains a significant amount of liquidity — primarily at its bank subsidiaries, but also at its nonbank subsidiaries. The Global Liquidity Reserve represents consolidated sources of available liquidity to the Firm, including cash on deposit at central banks, and cash proceeds reasonably expected to be received in secured financings of highly liquid, unencumbered securities — such as government-issued debt, government- and FDIC-guaranteed corporate debt, agency debt and agency mortgage-backed securities (“MBS”). The liquidity amount anticipated to be realized from secured financings is based on management’s current judgment and assessment of the Firm’s ability to quickly raise secured financings. The Global Liquidity Reserve also includes the Firm’s borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks from collateral pledged by the Firm to such banks. Although considered as a source of available liquidity, the Firm does not view borrowing capacity at the Federal Reserve Bank discount window and various other central banks as a primary source of funding. As of September 30, 2010, the Global Liquidity Reserve was as follows:
Global Liquidity Reserve

As of September 30, 2010 (in billions)

Central bank cash, government-issued debt, government- and FDIC-guaranteed corporate debt, agency debt and agency MBS	$171
Other borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks	102

Total Global Liquidity Reserve	$273

In addition to the Global Liquidity Reserve, the Firm has significant amounts of other high-quality, marketable securities available to raise liquidity, such as corporate debt and equity securities.
Sources of funds
A key strength of the Firm is its diversified deposit franchise, through the RFS, CB, TSS and AM lines of business, which provides a stable source of funding and decreases reliance on the wholesale markets. As of September 30, 2010, total deposits for the Firm were $903.1 billion, compared with $938.4 billion at December 31, 2009. A significant portion of the Firm’s deposits are retail deposits (40% and 38% at September 30, 2010, and December 31, 2009, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. A significant portion of the Firm’s wholesale deposits are also considered stable sources of funding due to the nature of the relationships from which they are generated, particularly customers’ operating service relationships with the Firm. As of September 30, 2010, the Firm’s deposits-to-loans ratio was 131%, compared with 148% at December 31, 2009. The decline in the Firm’s deposits-to-loans ratio was partly due to an increase in loans resulting from the January 1, 2010, implementation of new consolidation accounting guidance related to VIEs. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 21—51 and 53—56, respectively, of this Form 10-Q. For a more detailed discussion of the adoption of the new consolidation guidance, see Note 1 on pages 112—113 of this Form 10-Q.
The Firm’s reliance on short-term unsecured funding sources such as commercial paper, federal funds and Eurodollars purchased, certificates of deposit, time deposits and bank notes is limited. Total commercial paper liabilities for the Firm were $38.6 billion as of September 30, 2010, compared with $41.8 billion as of December 31, 2009. However, of those totals, $32.0 billion and $28.7 billion as of September 30, 2010, and December 31, 2009, respectively, originated from deposits that customers chose to sweep into commercial paper liabilities as a cash management product offered by the Firm. Therefore, commercial paper liabilities sourced from wholesale funding markets were $6.6 billion as of September 30, 2010, compared with $13.1 billion as of December 31, 2009. There were no material differences between the average and quarter-end balances of commercial paper outstanding as of and for the quarter ended September 30, 2010.
The Firm’s short-term secured sources of funding consist of securities loaned or sold under agreements to repurchase that are secured predominantly by high quality securities collateral, including government-issued debt, agency debt and agency MBS. Securities loaned or sold under agreements to repurchase was $305.1 billion as of September 30, 2010, compared with an average balance of $276.2 billion for the three months ended September 30, 2010. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’

investment and financing activities; the Firm’s demand for financing; the Firm’s matchbook activity; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and trading portfolios); and other market and portfolio factors. For additional information, see the Balance Sheet Analysis on pages 53—56, Note 12 on page 149 and Note 22 on pages 174—178 of this Form 10-Q.
Issuance
During the three months ended September 30, 2010, the Firm issued $9.0 billion of long-term debt, including $4.4 billion of senior notes issued in the U.S. market, $2.0 billion of senior notes issued in non-U.S. markets, and $2.6 billion of IB structured notes. During the nine months ended September 30, 2010, the Firm issued $27.0 billion of long-term debt, including $11.3 billion of senior notes issued in the U.S. market, $2.9 billion of senior notes issued in non-U.S. markets, $1.5 billion of trust preferred capital debt securities, and $11.3 billion of IB structured notes. In addition, in October 2010, the Firm issued $4.0 billion of senior notes in the U.S. market. During the three and nine months ended September 30, 2010, $9.3 billion and $39.6 billion of long-term debt matured or were redeemed, including $4.7 billion and $17.5 billion of IB structured notes. The maturities or redemptions in the first nine months of 2010 were partially offset by the issuances during the period.
Replacement capital covenants
In connection with the issuance of certain of its trust preferred capital debt securities and its noncumulative perpetual preferred stock, the Firm has entered into Replacement Capital Covenants (“RCCs”). These RCCs grant certain rights to the holders of “covered debt,” as defined in the RCCs, that prohibit the repayment, redemption or purchase of such trust preferred capital debt securities and noncumulative perpetual preferred stock except, with limited exceptions, to the extent that JPMorgan Chase has received, in each such case, specified amounts of proceeds from the sale of certain qualifying securities. Currently, the Firm’s covered debt is its 5.875% Junior Subordinated Deferrable Interest Debentures, Series O, due in 2035. In October 2010, the Firm amended its outstanding RCCs, in accordance with the provisions thereof, to remove certain restrictions relating to the selection of the next series of “covered debt” whose holders would have the benefit of all the RCCs at such time as the Series O Debentures are no longer outstanding (whether by reason of their redemption, maturity or otherwise). As a result of this amendment, if at any time the Series O Debentures are no longer outstanding, the Firm will be required to designate as the “covered debt” one of its then outstanding series of long term indebtedness for money borrowed that is “eligible debt”, as defined in the RCCs, but may do so without regard to the maturity date of any such long term indebtedness. For more information regarding these covenants, reference is made to the respective RCCs (including any amendments or supplements thereto) entered into by the Firm in relation to such trust preferred capital debt securities and noncumulative perpetual preferred stock, which are available in filings made by the Firm with the SEC.
Cash flows
Cash and due from banks was $24.0 billion and $21.1 billion at September 30, 2010 and 2009, respectively; these balances decreased by $2.2 billion and $5.8 billion from December 31, 2009 and 2008, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during the first nine months of 2010 and 2009.
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
For the nine months ended September 30, 2010, net cash used by operating activities was $5.6 billion, mainly driven by an increase primarily in trading assets—debt and equity instruments; this was largely due to improved market activity, reduced levels of volatility and rising global indices, partially offset by an increase in trading liabilities driven by short positions taken to facilitate customer trading. Net cash was provided by net income and from adjustments for non-cash items such as the provision for credit losses, depreciation and amortization and stock-based compensation. Additionally, proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans.
For the nine months ended September 30, 2009, net cash provided by operating activities was $110.9 billion, primarily driven by a decline in trading assets. The net decline in trading assets and liabilities was affected by balance sheet management activities and the impact of the challenging capital markets environment that existed at December 31, 2008, and continued into the first half of 2009, partially offset by net increases resulting from stabilization in the capital markets during the third quarter of 2009. Also, net cash generated from operating activities was higher than net income, largely as a result of adjustments for non-cash items such as the provision for credit losses. In addition, proceeds from sales, securitizations and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans, but the cash flows from these loan activities remained at a reduced level as a result of the lower activity in the markets.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the nine months ended September 30, 2010, net cash of $20.7 billion was provided by investing activities. This resulted from a decrease in deposits with banks largely due to a decline in deposits placed with the Federal Reserve Bank and lower interbank lending as market stress has gradually eased since the end of 2009; a net decrease in the loan portfolio, driven by a decline in credit card loans due to the runoff of the Washington Mutual portfolio and a decrease in lower-yielding promotional loans, continued runoff of the residential real estate portfolios, repayments and loan sales in IB; continued low client demand; and proceeds from sales and maturities of AFS securities used in the Firm’s interest rate risk management activities being higher than cash used to acquire such securities. Partially offsetting these cash proceeds was an increase in securities purchased under resale agreements, predominantly due to higher financing volume in IB.
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
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to raising customer deposits, and issuing long-term debt (including trust preferred capital debt securities) as well as preferred and common stock. In the first nine months of 2010, net cash used in financing activities was $17.8 billion. This resulted from a decline in deposits associated with wholesale funding activities reflecting the Firm’s lower funding needs; a decline in TSS deposits reflecting the normalization of deposit levels, offset partially by net inflows from existing customers and new business in AM, CB and RFS; net repayment of long-term debt and trust preferred capital debt securities as new issuances were more than offset by repayments; payments of cash dividends; and repurchases of common stock. Cash was generated as a result of an increase in securities sold under repurchase agreements largely as a result of an increase in securities purchased under resale agreement activity levels in IB; a decline in beneficial interests issued by consolidated VIEs due to maturities related to Firm-sponsored credit card securitization trusts; and a decline in other borrowed funds due to maturities of advances from FHLBs.
In the first nine months of 2009, net cash used in financing activities was $154.6 billion; this reflected a decline in wholesale deposits in TSS, compared with the elevated level during the latter part of 2008 due to heightened volatility and credit concerns in the market at that time; a decline in other borrowings due to the absence of borrowings from the Federal Reserve under the Term Auction Facility program, net repayments of advances from FHLBs and the maturity of the nonrecourse advances under the Federal Reserve Bank of Boston AML Facility; the June 17, 2009, repayment in full of the $25.0 billion principal amount of the TARP preferred capital; and the payment of cash dividends. Cash proceeds resulted from an increase in securities loaned or sold under repurchase agreements, partly attributable to favorable pricing and to financing the Firm’s increased AFS securities portfolio; and the issuance of $5.8 billion of common stock. Long-term debt and trust preferred capital debt securities were relatively stable during the period, as issuances of FDIC-guaranteed debt and non-FDIC guaranteed debt in both the U.S. and European markets were offset by redemptions. There were no open-market stock repurchases during the first nine months of 2009.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in credit ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit-rating downgrade on the funding requirements for

VIEs, and on derivatives and collateral agreements, see Special-purpose entities on pages 56—57, Ratings profile of derivative receivables marked to market (“MTM”) on page 79, and Note 5 on pages 132—140 of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.
The senior unsecured ratings from Moody’s, S&P and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at September 30, 2010, from December 31, 2009. At September 30, 2010, Moody’s and S&P’s outlook remained negative, while Fitch’s outlook remained stable.
Several rating agencies have recently announced that they will be evaluating the effects of the financial regulatory reform legislation in order to determine the extent, if any, to which financial institutions, including the Firm, may be negatively impacted. There is no assurance the Firm’s credit ratings will not be downgraded in the future as a result of any such reviews.
CREDIT PORTFOLIO
The following table presents JPMorgan Chase’s credit portfolio as of September 30, 2010, and December 31, 2009. Total managed credit exposure was $1.8 trillion at September 30, 2010, a decrease of $40.1 billion from December 31, 2009; this reflected a decrease of $72.4 billion in the consumer portfolio partly offset by an increase of $32.3 billion in the wholesale portfolio. During the first nine months of 2010, lending-related commitments decreased by $37.0 billion, loans decreased by $27.6 billion, derivative receivables increased by $17.1 billion and receivables from customers increased by $9.5 billion. The decrease in lending-related commitments was partially related to the January 1, 2010, adoption of the consolidation guidance related to VIEs, which resulted in the elimination of $24.2 billion of wholesale lending-related commitments between the Firm and its administrated multi-seller conduits upon consolidation. This decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments between the consolidated multi-seller conduits and their clients. The decrease in loans was primarily related to repayments, low customer demand and loan sales, partially offset by the adoption of the new VIE consolidation guidance.
While overall portfolio exposure declined, the Firm provided and raised over $1.0 trillion in new and renewed credit and capital for consumers, corporations, small businesses, municipalities and not-for-profit organizations during the first nine months of the year.

In the table below, reported loans include loans retained; loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and loans accounted for at fair value. Loans retained are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs. Nonperforming assets include nonaccrual loans and assets acquired in satisfaction of debt (primarily real estate owned). Nonaccrual loans are those for which the accrual of interest has been suspended in accordance with the Firm’s accounting policies. For additional information on these loans, including the Firm’s accounting policies, see Note 13 on pages 149-154 of this Form 10-Q, and Note 13 on pages 192-196 of JPMorgan Chase’s 2009 Annual Report.

	Credit		Nonperforming		90 days or more past due
	exposure		assets(f)(g)		and still accruing(g)
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(in millions)	2010	2009	2010	2009	2010	2009

Total credit portfolio
Loans — retained(a)	$687,049	$627,218	$15,094	$17,219	$4,080	$4,355
Loans held-for-sale	1,768	4,876	261	234	—	—
Loans at fair value	1,714	1,364	148	111	—	—

Loans — reported(a)	690,531	633,458	15,503	17,564	4,080	4,355
Loans — securitized(a)(b)	NA	84,626	NA	—	NA	2,385

Total managed loans(a)	690,531	718,084	15,503	17,564	4,080	6,740
Derivative receivables	97,293	80,210	255	529	—	—
Receivables from customers(c)	25,274	15,745	—	—	—	—
Interests in purchased receivables(a)	751	2,927	—	—	—	—

Total managed credit-related assets(a)	813,849	816,966	15,758	18,093	4,080	6,740
Lending-related commitments(a)	954,082	991,095	NA	NA	NA	NA

Assets acquired in loan satisfactions
Real estate owned	NA	NA	1,830	1,548	NA	NA
Other	NA	NA	68	100	NA	NA

Total assets acquired in loan satisfactions	NA	NA	1,898	1,648	NA	NA

Total credit portfolio	$1,767,931	$1,808,061	$17,656	$19,741	$4,080	$6,740

Net credit derivative hedges notional(d)	$(34,624)	$(48,376)	$(112)	$(139)	NA	NA
Liquid securities and other cash collateral held against derivatives(e)	(20,780)	(15,519)	NA	NA	NA	NA

	Three months ended September 30,				Nine months ended September 30,
			Average annual net				Average annual net
	Net charge-offs		charge-off rate(h)(i)		Net charge-offs		charge-off rate(h)(i)
(in millions, except ratios)	2010	2009	2010	2009	2010	2009	2010	2009

Total credit portfolio
Loans — reported	$4,945	$6,373	2.84%	3.84%	$18,569	$16,788	3.53%	3.28%
Loans — securitized(a)(b)	NA	1,698	NA	7.83	NA	4,826	NA	7.56

Total managed loans	$4,945	$8,071	2.84%	4.30%	$18,569	$21,614	3.53%	3.75%

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related assets are now primarily recorded in loans or other assets on the Consolidated Balance Sheet. As a result of the consolidation of the credit card securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. For further discussion, see Note 15 on pages 155-167 of this Form 10-Q.

(b)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans. For further discussion of credit card securitizations, see Note 15 on pages 155-167 of this Form 10-Q.

(c)	Represents margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(d)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 79-80 and Note 5 on pages 132-140 of this Form 10-Q.

(e)	Represents other liquid securities collateral and other cash collateral held by the Firm.

(f)	At September 30, 2010, and December 31, 2009, nonperforming loans and assets exclude: (1) mortgage loans insured by U.S. government agencies of $10.2 billion and $9.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.7 billion and $579 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $572 million and $542 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(g)	Excludes consumer PCI loans acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(h)	For the quarters ended September 30, 2010 and 2009, net charge-off ratios were calculated using: (1) average retained loans of $690.1 billion and $658.3 billion, respectively; (2) average securitized loans of zero and $86.0 billion, respectively; and (3) average managed loans of $690.1 billion and $744.3 billion, respectively. For the year-to-date periods ended September 30, 2010 and 2009, net charge-off ratios were calculated using: (1) average retained loans of $702.5 billion and $684.6 billion; (2) average securitized loans of zero and $85.4 billion; and (3) average managed loans of $702.5 billion and $769.9 billion.

(i)	For the quarters ended September 30, 2010 and 2009, firmwide net charge-off ratios were calculated including average PCI loans of $75.8 billion and $84.5 billion, respectively, and excluding the impact of PCI loans, the total Firm’s managed net charge-off rate would have been 3.19% and 4.85% respectively. For the year-to-date periods ended September 30, 2010, and 2009, net charge-off rates were calculated including average PCI loans of $78.1 billion and $86.5 billion, respectively, and excluding the impact of PCI loans, the total Firm’s managed net charge-off rate would have been 3.98% and 4.23%, respectively.
WHOLESALE CREDIT PORTFOLIO
As of September 30, 2010, wholesale exposure (IB, CB, TSS and AM) increased by $32.3 billion from December 31, 2009. The overall increase was primarily driven by increases of $17.1 billion in derivative receivables, $16.4 billion in loans and $9.5 billion in receivables from customers, partly offset by decreases in lending-related commitments of $8.5 billion and interests in purchased receivables of $2.2 billion. The increase in derivative receivables reflects continued decline in interest rates, weakening of the U.S. dollar and the influence of rising base and precious metal prices on commodity valuations affecting interest rate, commodity and foreign exchange derivative contracts. The increase in loans and the decrease in lending-related commitments were primarily related to the January 1, 2010, adoption of new consolidation guidance related to VIEs which resulted in the elimination of $24.2 billion of lending-related commitments between the Firm and its administrated multi-seller conduits upon consolidation. This decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments between the consolidated multi-seller conduits and their clients. Assets of the consolidated conduits included $15.1 billion of wholesale loans at January 1, 2010. Excluding the effect of the new consolidation guidance, lending-related commitments and loans would have increased by $9.2 billion and $1.3 billion, respectively. The increase in receivables from customers and loans was due to increased client activity in prime services and the impact of the purchase of a $3.5 billion loan portfolio during the current quarter, respectively.

	Credit		Nonperforming		90 days past due
	exposure		assets(d)		and still accruing
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(in millions)	2010	2009	2010	2009	2010	2009

Loans — retained	$217,582	$200,077	$5,231	$6,559	$220	$332
Loans held-for-sale	1,301	2,734	261	234	—	—
Loans at fair value	1,714	1,364	148	111	—	—

Loans — reported	220,597	204,175	5,640	6,904	220	332
Derivative receivables	97,293	80,210	255	529	—	—
Receivables from customers(a)	25,274	15,745	—	—	—	—
Interests in purchased receivables	751	2,927	—	—	—	—

Total wholesale credit-related assets	343,915	303,057	5,895	7,433	220	332
Lending-related commitments	338,612	347,155	NA	NA	NA	NA

Total wholesale credit exposure	$682,527	$650,212	$5,895	$7,433	$220	$332

Net credit derivative hedges notional(b)	$(34,624)	$(48,376)	$(112)	$(139)	NA	NA
Liquid securities and other cash collateral held against derivatives(c)	(20,780)	(15,519)	NA	NA	NA	NA

(a)	Represents margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 79-80 and Note 5 on pages 132-140 of this Form 10-Q.

(c)	Represents other liquid securities collateral and other cash collateral held by the Firm.

(d)	Excludes assets acquired in loan satisfactions. For additional information, see the wholesale nonperforming assets by business segment table on page 76 of this Form 10-Q.

The following table summarizes the maturity and ratings profiles of the wholesale portfolio as of September 30, 2010, and December 31, 2009. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to ratings as defined by S&P and Moody’s.
Wholesale credit exposure — maturity and ratings profile

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At September 30, 2010	Due in 1 year	Due after 1 year	Due after 5		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	or less	through 5 years	years	Total	BBB-/Baa3	& below	Total	of IG

Loans	35%	39%	26%	100%	$141	$77	$218	65%
Derivative receivables	20	38	42	100	77	20	97	79
Lending-related commitments	38	59	3	100	272	67	339	80

Total excluding loans held-for-sale and loans at fair value	35%	49%	16%	100%	$490	$164	$654	75%
Loans held-for-sale and loans at fair value(a)							3
Receivables from customers							25
Interests in purchased receivables							1

Total exposure							$683

Net credit derivative hedges notional(b)	29%	47%	24%	100%	$(35)	$—	$(35)	100%

	Maturity profile(c)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
At December 31, 2009	Due in 1 year	Due after 1 year	Due after 5		AAA/Aaa to	BB+/Ba1		Total %
(in billions, except ratios)	or less	through 5 years	years	Total	BBB-/Baa3	& below	Total	of IG

Loans	29%	40%	31%	100%	$118	$82	$200	59%
Derivative receivables	12	42	46	100	61	19	80	76
Lending-related commitments	41	57	2	100	281	66	347	81

Total excluding loans held-for-sale and loans at fair value	34%	50%	16%	100%	$460	$167	$627	73%
Loans held-for-sale and loans at fair value(a)							4
Receivables from customers							16
Interests in purchased receivables							3

Total exposure							$650

Net credit derivative hedges notional(b)	49%	42%	9%	100%	$(48)	$—	$(48)	100%

(a)	Loans held-for-sale and loans at fair value related primarily to syndicated loans and loans transferred from the retained portfolio.

(b)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The maturity profile of loans and lending-related commitments is based on the remaining contractual maturity. The maturity profile of derivative receivables is based on the maturity profile of average exposure. For further discussion of average exposure, see Derivative receivables marked to market on pages 102-103 of JPMorgan Chase’s 2009 Annual Report.

Wholesale credit exposure — selected industry concentrations
The Firm focuses on the management and diversification of its industry concentrations, with particular attention paid to industries with actual or potential credit concerns.
Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” or lower, as defined by S&P and Moody’s, respectively. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased to $25.6 billion at September 30, 2010, from $33.2 billion at year-end 2009. The decrease was primarily related to net repayments and loan sales.

									Collateral
			Noninvestment grade			90 days or	Year-to-date	Credit	held against
September 30, 2010	Credit	Investment		Criticized	Criticized	more past due	net charge-offs/	derivative	derivative (e)
(in millions)	exposure(c)	grade	Noncriticized	performing	nonperforming	and accruing	(recoveries)	hedges(d)	receivables

Top 25 industries(a)
Banks and finance companies	$66,036	$55,404	$9,830	$533	$269	$—	$85	$(3,835)	$(10,342)
Real estate	65,249	34,483	20,655	7,623	2,488	80	705	(216)	(143)
Healthcare	37,550	31,312	5,867	358	13	—	—	(1,225)	(310)
State and municipal governments	36,744	35,442	1,118	155	29	—	3	(202)	(525)
Asset managers	31,198	27,193	3,337	668	—	2	—	—	(3,150)
Utilities	26,873	21,316	4,333	792	432	—	11	(1,436)	(328)
Consumer products	26,554	17,389	8,596	531	38	—	(7)	(1,518)	(3)
Oil and gas	24,348	17,060	7,104	183	1	—	—	(916)	(442)
Retail and consumer services	22,750	13,047	8,954	523	226	—	2	(1,657)	(12)
Central government	14,045	13,368	677	—	—	—	—	(8,096)	(43)
Technology	13,270	9,276	3,478	405	111	—	50	(662)	(39)
Metals/mining	13,224	7,015	5,704	425	80	1	17	(754)	(2)
Machinery and equipment manufacturing	12,965	7,159	5,564	237	5	—	—	(435)	(2)
Business services	12,389	7,174	5,000	160	55	—	15	(80)	—
Telecom services	12,304	8,817	2,648	812	27	—	—	(1,860)	(13)
Chemicals/plastics	12,111	8,158	3,594	341	18	—	2	(395)	—
Insurance	11,509	8,301	2,758	450	—	—	—	(1,247)	(538)
Media	10,695	5,285	3,863	976	571	—	70	(907)	(1)
Holding companies	10,655	9,120	1,470	38	27	7	5	(117)	(369)
Building materials/construction	10,556	4,492	4,901	1,089	74	—	9	(424)	—
Securities firms and exchanges	10,154	8,471	1,636	47	—	—	5	(37)	(3,132)
Automotive	8,675	4,029	4,364	275	7	—	54	(1,060)	—
Transportation	8,504	5,510	2,622	354	18	—	(18)	(294)	—
Agriculture/paper manufacturing	7,481	4,476	2,762	235	8	2	3	(312)	—
Leisure	5,798	2,949	1,393	1,241	215	—	82	(253)	(29)
All other(b)	141,850	123,448	15,919	1,709	774	128	363	(6,686)	(1,357)

Subtotal	$653,487	$489,694	$138,147	$20,160	$5,486	$220	$1,456	$(34,624)	$(20,780)

Loans held-for-sale and loans at fair value	3,015
Receivables from customers	25,274
Interest in purchased receivables	751

Total	$682,527	$489,694	$138,147	$20,160	$5,486	$220	$1,456	$(34,624)	$(20,780)

									Collateral
			Noninvestment grade			90 days or	Year-to-date	Credit	held against
December 31, 2009	Credit	Investment		Criticized	Criticized	more past due	net charge-offs/	derivative	derivative
(in millions)	exposure(c)	grade	Noncriticized	performing	nonperforming	and accruing	(recoveries)	hedges(d)	receivables(e)

Top 25 industries(a)
Banks and finance companies	$54,053	$43,576	$8,424	$1,559	$494	$4	$719	$(3,718)	$(8,353)
Real estate	68,509	37,724	18,810	8,872	3,103	114	688	(1,168)	(35)
Healthcare	35,605	29,576	5,700	310	19	—	10	(2,545)	(125)
State and municipal governments	34,726	32,410	1,850	400	66	—	—	(204)	(193)
Asset managers	24,920	20,498	3,742	442	238	2	7	(40)	(2,105)
Utilities	27,178	22,063	3,877	1,236	2	——	182	(3,486)	(360)
Consumer products	27,004	17,384	9,105	479	36	—	35	(3,638)	(4)
Oil and gas	23,322	17,082	5,854	378	8	—	16	(2,567)	(6)
Retail and consumer services	20,673	12,024	7,867	687	95	—	35	(3,073)	—
Central government	9,557	9,480	77	—	—	—	—	(4,814)	(30)
Technology	14,169	8,877	4,004	1,125	163	—	28	(1,730)	(130)
Metals/mining	12,547	7,002	4,906	547	92	—	24	(1,963)	—
Machinery and equipment manufacturing	12,759	7,287	5,122	329	21	—	12	(1,327)	(1)
Business services	10,667	6,464	3,859	241	103	—	8	(107)	—
Telecom services	11,265	7,741	3,273	191	60	—	31	(3,455)	(62)
Chemicals/plastics	9,870	6,633	2,626	600	11	—	22	(1,357)	—
Insurance	13,421	9,221	3,601	581	18	—	7	(2,735)	(793)
Media	12,379	6,789	3,898	1,056	636	—	464	(1,606)	—
Holding companies	16,018	13,801	2,107	42	68	—	275	(421)	(320)
Building materials/ construction	10,448	4,512	4,537	1,309	90	5	98	(1,141)	—
Securities firms and exchanges	10,832	8,220	2,467	36	109	—	—	(289)	(2,139)
Automotive	9,357	3,865	4,252	1,195	45	—	52	(1,541)	—
Transportation	9,749	6,416	2,745	553	35	23	61	(870)	(242)
Agriculture/paper manufacturing	5,801	2,169	3,132	331	169	—	10	(897)	—
Leisure	6,822	2,750	2,274	1,063	735	—	151	(301)	—
All other(b)	135,791	117,138	15,448	2,533	672	184	197	(3,383)	(621)

Subtotal	$627,442	$460,702	$133,557	$26,095	$7,088	$332	$3,132	$(48,376)	$(15,519)

Loans held-for-sale and loans at fair value	4,098
Receivables from customers	15,745
Interest in purchased receivables	2,927

Total	$650,212	$460,702	$133,557	$26,095	$7,088	$332	$3,132	$(48,376)	$(15,519)

(a)	All industry rankings are based on exposure at September 30, 2010. The industry rankings presented in the table as of December 31, 2009, are based on the industry rankings of the corresponding exposures at September 30, 2010, not the actual rankings of such exposure at December 31, 2009.

(b)	For more information on exposures to SPEs included in all other, see Note 15 on pages 155-167 of this Form 10-Q.

(c)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

(d)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting.

(e)	Represents other liquid securities and other cash collateral held by the Firm.

The following table presents additional information on the Firm’s exposure to the wholesale real estate industry at September 30, 2010, and December 31, 2009.

					% of		Average
As of the nine months ended					nonperforming	Net	annual net
September 30, 2010	Credit	% of credit	Criticized	Nonperforming	loans to	charge-offs/	charge-off
(in millions, except ratios)	exposure	portfolio	exposure	loans	total loans(b)	(recoveries)(c)	rate(b)

Commercial real estate subcategories
Multi-family	$32,687	50%	$ 3,985	$ 1,329	4.18%	$164	0.69%
Commercial lessors	18,693	29	3,785	545	3.64	425	3.80
Commercial construction and development	5,449	8	983	322	8.29	47	1.62
Other(a)	8,420	13	1,358	292	6.77	69	2.14

Total commercial real estate	$65,249	100%	$10,111	$ 2,488	4.52%	$705	1.71%

					% of		Average
As of the twelve months ended					nonperforming	Net	annual net
December 31, 2009	Credit	% of credit	Criticized	Nonperforming	loans to	charge-offs/	charge-off
(in millions, except ratios)	exposure	portfolio	exposure	loans	total loans(b)	(recoveries)(d)(e)	rate(b)(d)

Commercial real estate subcategories
Multi-family	$32,073	47%	$3,986	$1,109	3.57%	$287	0.92%
Commercial lessors(d)	18,689	27	4,194	687	4.53	169	1.11
Commercial construction and development	6,593	10	1,518	313	6.81	101	2.20
Other(a)(d)	11,154	16	2,277	779	12.27	131	2.06

Total commercial real estate	$68,509	100%	$11,975	$2,888	5.05%	$688	1.20%

(a)	Other includes lodging, real estate investment trusts (“REITs”), single-family, homebuilders and other real estate.

(b)	Ratios were calculated using end-of-period retained loans of $55.0 billion and $57.2 billion for the periods ended September 30, 2010, and December 31, 2009, respectively.

(c)	Net charge-offs are presented for the nine months ended September 30, 2010.

(d)	Prior periods have been reclassed to conform to current presentation.

(e)	Net charge-offs are presented for the twelve months ended December 31, 2009.
Loans
The following table presents wholesale loans and nonperforming assets by business segment as of September 30, 2010, and December 31, 2009.

	September 30, 2010
								Assets acquired in
		Loans		Nonperforming				loan satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$51,299	$2,252	$53,551	$2,386		$255		$148	$—	$2,789
Commercial Banking	97,738	399	98,137	2,946		—		280	1	3,227
Treasury & Securities Services	26,789	110	26,899	14		—		—	—	14
Asset Management	41,408	—	41,408	294		—		2	3	299
Corporate/Private Equity	348	254	602	—		—		—	—	—

Total	$217,582	$3,015	$220,597	$5,640	(a)	$255	(b)	$430	$4	$6,329

	December 31, 2009
								Assets acquired in
		Loans		Nonperforming				loan satisfactions
		Held-for-sale						Real estate		Nonperforming
(in millions)	Retained	and fair value	Total	Loans		Derivatives		owned	Other	assets

Investment Bank	$45,544	$3,567	$49,111	$3,504		$529		$203	$—	$4,236
Commercial Banking	97,108	324	97,432	2,801		—		187	1	2,989
Treasury & Securities Services	18,972	—	18,972	14		—		—	—	14
Asset Management	37,755	—	37,755	580		—		2	—	582
Corporate/Private Equity	698	207	905	5		—		—	—	5

Total	$200,077	$4,098	$204,175	$6,904	(a)	$529	(b)	$392	$1	$7,826

(a)	The Firm held allowance for loan losses of $1.2 billion and $2.0 billion related to nonperforming retained loans resulting in allowance coverage ratios of 24% and 31%, at September 30, 2010, and December 31, 2009, respectively. Wholesale nonperforming loans represent 2.56% and 3.38% of total wholesale loans at September 30, 2010, and December 31, 2009, respectively.

(b)	Nonperforming derivatives represent less than 1.0% of the total derivative receivables net of cash collateral at both September 30, 2010, and December 31, 2009.

In the normal course of business, the Firm provides loans to a variety of customers, from large corporate and institutional clients to high-net-worth individuals.
Retained wholesale loans were $217.6 billion at September 30, 2010, compared with $200.1 billion at December 31, 2009. The $17.5 billion increase was primarily related to the January 1, 2010, adoption of new consolidation guidance related to VIEs. Upon adoption of the new guidance, $15.1 billion of wholesale loans associated with Firm-administered multi-seller conduits were added to the Consolidated Balance Sheets. Excluding the effect of the adoption of the new consolidation guidance, loans increased by $2.4 billion, due to the impact of the $3.5 billion loan portfolio purchased in CB during the quarter. Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio. At September 30, 2010, and December 31, 2009, held-for-sale loans and loans carried at fair value were $3.0 billion and $4.1 billion, respectively, in aggregate.
The Firm actively manages wholesale credit exposure through sales of loans and lending-related commitments. During the first nine months of 2010 the Firm sold $5.9 billion of loans and commitments, recognizing gains of $41 million. In the first nine months of 2009, the Firm sold $1.4 billion of loans and commitments, recognizing net losses of $29 million. These results include gains or losses on sales of nonperforming loans, if any, as discussed below. These activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 66-70 and 155-167 respectively, of this Form 10-Q.
Nonperforming wholesale loans were $5.6 billion at September 30, 2010, a decrease of $1.3 billion from December 31, 2009, primarily reflecting repayments and loan sales.
The following table presents the geographic distribution of wholesale loans and nonperforming loans as of September 30, 2010, and December 31, 2009. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.
Loans and nonperforming loans, U.S. and Non-U.S.

Wholesale	September 30, 2010		December 31, 2009
		Nonperforming		Nonperforming
(in millions)	Loans	loans	Loans	loans

U.S.	$157,024	$4,762	$149,085	$5,844
Non-U.S.	63,573	878	55,090	1,060

Ending balance	$220,597	$5,640	$204,175	$6,904

The following table presents the change in the nonperforming loan portfolio during the nine months ended September 30, 2010 and 2009.
Nonperforming loan activity

	Nine months ended September 30,
Wholesale
(in millions)	2010	2009

Beginning balance	$6,904	$2,382
Additions	5,494	10,889

Reductions:
Paydowns and other	3,294	3,554
Gross charge-offs	1,459	1,996
Returned to performing	237	78
Sales	1,768	3

Total reductions	6,758	5,631

Net additions (reductions)	(1,264)	5,258

Ending balance	$5,640	$7,640

The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2010 and 2009. A nonaccrual loan is charged off to the allowance for loan losses when it is highly certain that a loss has been realized; this determination considers many factors, including the prioritization of the Firm’s claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity. The amounts in the table below do not include gains from sales of nonperforming loans.
Net charge-offs

	Three months ended September 30,		Nine months ended September 30,
Wholesale
(in millions, except ratios)	2010	2009	2010	2009

Loans — reported
Average loans retained	$213,979	$217,952	$211,540	$228,506
Net charge-offs	266	1,058	1,456	1,928
Average annual net charge-off rate	0.49%	1.93%	0.92%	1.13%

Derivatives
Derivative contracts
In the normal course of business, the Firm uses derivative instruments to meet the needs of customers; to generate revenue through trading activities; to manage exposure to fluctuations in interest rates, currencies and other markets; and to manage the Firm’s credit exposure. For further discussion of these contracts, see Notes 5 and 22 on pages 132-140 and 174-178 of this Form 10-Q, and Notes 5 and 32 on pages 167-175 and 224-235 of JPMorgan Chase’s 2009 Annual Report.
The following table summarizes the net derivative receivables MTM for the periods presented.

	Derivative receivables MTM
Derivative receivables marked to market
(in millions)	September 30, 2010	December 31, 2009

Interest rate(a)	$47,278	$33,733
Credit derivatives(a)	8,622	11,859
Foreign exchange	24,963	21,984
Equity	5,289	6,635
Commodity	11,141	5,999

Total, net of cash collateral	97,293	80,210
Liquid securities and other cash collateral held against derivative receivables	(20,780)	(15,519)

Total, net of all collateral	$76,513	$64,691

(a)	In the first quarter of 2010, cash collateral netting reporting was enhanced. Prior periods have been revised to conform to the current presentation. The effect resulted in an increase to interest rate derivative receivables, and a corresponding decrease to credit derivative receivables, of $7.0 billion as of December 31, 2009.
The amounts of derivative receivables reported on the Consolidated Balance Sheets were $97.3 billion and $80.2 billion at September 30, 2010, and December 31, 2009, respectively. These are the amounts of the MTM or fair value of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and CVA. These amounts reported on the Consolidated Balance Sheets represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. The increase in derivative receivables reflected continued declining interest rates, weakening of the U.S. dollar and the influence of rising base and precious metal prices on commodity valuations affecting interest rate, commodity and foreign exchange rate derivative contracts. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities and other cash held as collateral by the Firm of $20.8 billion and $15.5 billion at September 30, 2010, and December 31, 2009, respectively, resulting in total exposure, net of all collateral, of $76.5 billion and $64.7 billion, respectively.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of September 30, 2010, and December 31, 2009, the Firm held $19.7 billion and $16.9 billion, respectively, of this additional collateral. The derivative receivables MTM, net of all collateral, also does not include other credit enhancements in the form of letters of credit. The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of all collateral, for the dates indicated.

Ratings profile of derivative receivables MTM

	September 30, 2010		December 31, 2009
Rating equivalent	Exposure net of	% of exposure	Exposure net of	% of exposure
(in millions, except ratios)	all collateral	net of all collateral	all collateral	net of all collateral

AAA/Aaa to AA-/Aa3	$32,955	43%	$25,530	40%
A+/A1 to A-/A3	16,267	21	12,432	19
BBB+/Baa1 to BBB-/Baa3	9,222	12	9,343	14
BB+/Ba1 to B-/B3	14,820	20	14,571	23
CCC+/Caa1 and below	3,249	4	2,815	4

Total	$76,513	100%	$64,691	100%

The Firm actively pursues the use of collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements - excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity - was 88% as of September 30, 2010, down from 89% at December 31, 2009. The Firm posted $84.5 billion and $56.7 billion of collateral at September 30, 2010, and December 31, 2009, respectively.
Certain derivative and collateral agreements include provisions that require the counterparty and/or the Firm, upon specified downgrades in the respective credit ratings of their legal entities, to post collateral for the benefit of the other party. At September 30, 2010, the impact of single-notch and six-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., would have required $1.9 billion and $5.0 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade to a specified rating of either the Firm or the counterparty, at the then-existing fair value of the derivative contracts.
Credit derivatives
For a more detailed discussion of credit derivatives, including types of derivatives, see Note 5, Credit derivatives, on pages 132-140 of this Form 10-Q, and Credit derivatives on pages 103-104 and Note 5, Credit derivatives, on pages 173-175 of JPMorgan Chase’s 2009 Annual Report. The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of September 30, 2010, and December 31, 2009.
Credit derivative positions

	Notional amount
	Dealer/client		Credit portfolio
	Protection	Protection	Protection	Protection
(in billions)	purchased(a)	sold	purchased(a)(b)	sold	Total

September 30, 2010	$2,781	$2,746	$35	$—	$5,562
December 31, 2009	2,997	2,947	49	1	5,994

(a)	Included $2,738 billion and $2,987 billion at September 30, 2010, and December 31, 2009, respectively, of notional exposure where the Firm had protection sold with identical underlying reference instruments.

(b)	Included $8.5 billion and $19.7 billion at September 30, 2010, and December 31, 2009, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
Dealer/client
For a further discussion of the dealer/client business related to credit protection, see Dealer/client business on page 104 of JPMorgan Chase’s 2009 Annual Report. At September 30, 2010, the total notional amount of protection purchased and sold in the dealer/client business decreased by $417 billion from year-end 2009, primarily as a result of continuing industry efforts to reduce offsetting trade activity.
Credit portfolio activities

Use of single-name and portfolio credit derivatives	Notional amount of protection purchased and sold
(in millions)	September 30, 2010	December 31, 2009

Credit derivatives used to manage:
Loans and lending-related commitments	$16,369	$36,873
Derivative receivables	18,753	11,958

Total protection purchased(a)	35,122	48,831
Less: Total protection sold	498	455

Credit derivatives hedges notional	$34,624	$48,376

(a)	Included $8.5 billion and $19.7 billion at September 30, 2010, and December 31, 2009, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Hedges of lending-related commitments(a)	$(130)	$(886)	$(190)	$(2,950)
CVA and hedges of CVA(a)	(259)	687	(549)	2,006

Net gains/(losses)	$(389)	$(199)	$(739)	$(944)

(a)	These hedges do not qualify for hedge accounting under U.S. GAAP.
Lending-related commitments
JPMorgan Chase uses lending-related financial instruments, such as commitments and guarantees, to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfills its obligation under these guarantees and the counterparties subsequently fail to perform according to the terms of these contracts.
Wholesale lending-related commitments were $338.6 billion at September 30, 2010, compared with $347.2 billion at December 31, 2009. The decrease reflected the January 1, 2010, adoption of new consolidation guidance related to VIEs. Upon adoption of the new consolidation guidance, $24.2 billion of lending-related commitments between the Firm and its administered multi-seller conduits were eliminated in consolidation. This decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments between the consolidated multi-seller conduits and their clients. Excluding the effect of the new consolidation guidance, lending-related commitments would have increased by $9.2 billion.
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amounts of the Firm’s lending-related commitments were $186.7 billion and $179.8 billion as of September 30, 2010, and December 31, 2009, respectively.
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

Several European countries, including Greece, Portugal, Spain, Italy and Ireland, have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The Firm is closely monitoring its exposures to these five countries. Aggregate net exposure to these five countries as measured under the Firm’s internal approach was less than $20.0 billion at September 30, 2010, with no country representing a significant majority of the exposure. Sovereign exposure in all five countries represented less than half the aggregate net exposure. The Firm currently believes its exposure to these five countries is modest relative to the Firm’s overall risk exposures and is manageable given the size and types of exposures to each of the countries and the diversification of the aggregate exposure. The Firm continues to conduct business and support client activity in these countries and, therefore, the Firm’s aggregate net exposures may vary over time.
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
Top 10 emerging markets country exposure

At September 30, 2010	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$3.1	$1.6	$1.4	$6.1	$3.2	$9.3
India	2.7	3.2	1.4	7.3	1.6	8.9
Brazil	2.7	(1.0)	1.1	2.8	3.0	5.8
China	3.0	1.4	0.8	5.2	0.5	5.7
Hong Kong	2.3	1.2	1.2	4.7	—	4.7
Mexico	2.7	1.5	0.4	4.6	—	4.6
Taiwan	0.2	0.7	0.4	1.3	2.0	3.3
Malaysia	0.3	1.9	0.3	2.5	0.5	3.0
Chile	1.0	1.2	0.4	2.6	—	2.6
Russia	1.8	0.3	0.3	2.4	0.1	2.5

At December 31, 2009	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.7	$1.7	$1.3	$5.7	$3.3	$9.0
India	1.5	2.7	1.1	5.3	0.3	5.6
Brazil	1.8	(0.5)	1.0	2.3	2.2	4.5
China	1.8	0.4	0.8	3.0	—	3.0
Taiwan	0.1	0.8	0.3	1.2	1.8	3.0
Hong Kong	1.1	0.2	1.3	2.6	—	2.6
Mexico	1.2	0.8	0.4	2.4	—	2.4
Chile	0.8	0.6	0.5	1.9	—	1.9
Malaysia	0.1	1.3	0.3	1.7	0.2	1.9
South Africa	0.4	0.8	0.5	1.7	—	1.7

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Trading includes: (1) issuer exposure on cross-border debt and equity instruments, held both in trading and investment accounts and adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts, as well as security financing trades (resale agreements and securities borrowed).

(c)	Other represents mainly local exposure funded cross-border, including capital investments in local entities.

(d)	Local exposure is defined as exposure to a country denominated in local currency and booked locally. Any exposure not meeting these criteria is defined as cross-border exposure.

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
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as purchased credit-impaired based on an analysis of high-risk characteristics, including product type, LTV ratios, FICO scores and delinquency status. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. At the time of the acquisition, these loans were recorded at fair value, including an estimate of losses that were expected to be incurred over the estimated remaining lives of the loan pools. Therefore, no allowance for loan losses was recorded for these loans as of the transaction date. As part of its ongoing assessment of these loans, management evaluates whether higher expected future credit losses for certain pools of the PCI portfolio would result in a decrease in expected future principal cash flows for these pools. No allowance was added in the second and third quarters of 2010. The total allowance for loan losses on the PCI portfolio added since the beginning of the third quarter of 2009 is $2.8 billion.
The credit performance of the consumer portfolio across the entire product spectrum appears to have stabilized but remains under stress, as high unemployment and weak overall economic conditions continue to put pressure on the number of loans charged off, and weak housing prices continue to negatively affect the severity of loss recognized on real estate loans that default. Delinquencies and nonperforming loans remain elevated. The delinquency trend exhibited improvement in the first half of 2010, but early-stage delinquencies (30–89 days delinquent) flattened across most RFS products in the third quarter. Late-stage real estate delinquencies (150+ days delinquent) remain elevated. The elevated level of these credit quality metrics is due, in part, to loss-mitigation activities currently being undertaken and elongated foreclosure processing timelines. Losses related to these loans continued to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would have otherwise been foreclosed upon remain in the mortgage and home equity loan portfolios.
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
The following tables present managed consumer credit–related information (including RFS, CS and residential real estate loans reported in the Corporate/Private Equity segment) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 13 on pages 149–154 of this Form 10-Q.

Consumer credit-related information

					90 days or more past due and
	Credit exposure		Nonperforming loans(j)(k)		still accruing(k)
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(in millions, except ratios)	2010	2009	2010	2009	2010	2009

Consumer loans — excluding purchased credit-impaired loans and loans held-for-sale
Home equity — senior lien(a)	$25,167	$27,376	$466	$477	$—	$—
Home equity — junior lien(b)	66,561	74,049	785	1,188	—	—
Prime mortgage(c)	65,790	66,892	4,420	4,355	—	—
Subprime mortgage(c)	12,009	12,526	2,649	3,248	—	—
Option ARMs(c)	8,415	8,536	437	312	—	—
Auto loans(c)(d)	48,186	46,031	145	177	—	—
Credit card — reported(c)(e)(f)	136,436	78,786	2	3	3,288	3,481
Other(c)	32,151	31,700	959	900	572	542

Total consumer loans	394,715	345,896	9,863	10,660	3,860	4,023

Consumer loans — purchased credit-impaired
Home equity	24,982	26,520	NA	NA	NA	NA
Prime mortgage	17,904	19,693	NA	NA	NA	NA
Subprime mortgage	5,496	5,993	NA	NA	NA	NA
Option ARMs	26,370	29,039	NA	NA	NA	NA

Total consumer loans — purchased credit-impaired	74,752	81,245	NA	NA	NA	NA

Total consumer loans — retained	469,467	427,141	9,863	10,660	3,860	4,023

Loans held-for-sale	467	2,142	—	—	—	—

Total consumer loans — reported	469,934	429,283	9,863	10,660	3,860	4,023

Credit card — securitized (c)(g)	NA	84,626	NA	—	NA	2,385

Total consumer loans — managed(c)	469,934	513,909	9,863	10,660	3,860	6,408

Total consumer loans — managed – excluding purchased credit-impaired loans(c)	395,182	432,664	9,863	10,660	3,860	6,408

Consumer lending-related commitments:
Home equity — senior lien(a)(h)	17,956	19,246
Home equity — junior lien(b)(h)	32,457	37,231
Prime mortgage	1,487	1,654
Subprime mortgage	—	—
Option ARMs	—	—
Auto loans	5,892	5,467
Credit card(h)	547,195	569,113
Other	10,483	11,229

Total lending-related commitments	615,470	643,940

Total consumer credit portfolio	$1,085,404	$1,157,849

Memo: Credit card — managed(c)	$136,436	$163,412	$2	$3	$3,288	$5,866

	Three months ended September 30,				Nine months ended September 30,
			Average annual				Average annual
	Net charge-offs		net charge-off rate(l)		Net charge-offs		net charge-off rate(l)
(in millions, except ratios)	2010	2009	2010	2009	2010	2009	2010	2009

Consumer loans — excluding purchased credit-impaired loans
Home equity — senior lien(a)	$58	$65	0.90%	0.93%	$197	$164	0.99%	0.77%
Home equity — junior lien(b)	672	1,077	3.94	5.41	2,455	3,341	4.70	5.49
Prime mortgage(c)	265	528	1.58	3.09	995	1,323	1.97	2.53
Subprime mortgage(c)	206	422	6.64	12.31	945	1,196	9.72	11.18
Option ARMs(c)	11	15	0.52	0.67	56	34	0.88	0.51
Auto loans(c)	67	159	0.56	1.46	227	479	0.64	1.49
Credit card — reported(c)	3,133	2,694	8.87	12.85	11,366	7,412	10.31	10.99
Other(c)	267	355	3.28	4.31	872	911	3.55	3.65

Total consumer loans — excluding purchased credit-impaired loans(i)	4,679	5,315	4.64	5.92	17,113	14,860	5.54	5.37

Total consumer loans — reported	4,679	5,315	3.90	4.79	17,113	14,860	4.66	4.36

Credit card — securitized(c)(g)	NA	1,698	NA	7.83	NA	4,826	NA	7.56

Total consumer loans – managed(c)	4,679	7,013	3.90	5.29	17,113	19,686	4.66	4.86

Total consumer loans — managed — excluding purchased credit- impaired loans(c)(i)	4,679	7,013	4.64	6.29	17,113	19,686	5.54	5.78

Memo: Credit card — managed(c)	$3,133	$4,392	8.87%	10.30%	$11,366	$12,238	10.31%	9.32%

(a)	Represents loans where JPMorgan Chase holds the first security interest on the property.

(b)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(c)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related receivables are now recorded as loans on the Consolidated Balance Sheet. As a result of the consolidation of the securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15–19 of this Form 10-Q.

(d)	Excluded operating lease–related assets of $3.5 billion and $2.9 billion at September 30, 2010, and December 31, 2009, respectively.

(e)	Includes $1.0 billion of loans at December 31, 2009, held by the WMMT, which were consolidated onto the Firm’s Consolidated Balance Sheets at fair value during the second quarter of 2009. Such loans had been fully repaid or charged off as of September 30, 2010. See Note 15 on pages 198–205 of JPMorgan Chase’s 2009 Annual Report.

(f)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(g)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans. For a further discussion of credit card securitizations, see CS on pages 36–40 of this Form 10-Q.

(h)	The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(i)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for these loans.

(j)	At September 30, 2010, and December 31, 2009, nonperforming loans exclude: (1) mortgage loans insured by U.S. government agencies of $10.2 billion and $9.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $572 million and $542 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(k)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(l)	Average consumer loans held-for-sale and loans at fair value were $338 million and $1.3 billion for the quarters ended September 30, 2010 and 2009, respectively, and $1.7 billion and $2.4 billion for year-to-date 2010 and 2009, respectively. These amounts were excluded when calculating the net charge-off rates.

The following table presents consumer nonperforming assets by business segment as of September 30, 2010, and December 31, 2009.
Consumer nonperforming assets

	September 30, 2010				December 31, 2009
		Assets acquired in				Assets acquired in
		loan satisfactions				loan satisfactions
	Nonperforming	Real estate		Nonperforming	Nonperforming	Real estate		Nonperforming
(in millions)	loans	owned	Other	assets	loans	owned	Other	assets

Retail Financial Services(a)(b)	$9,801	$1,390	$64	$11,255	$10,611	$1,154	$99	$11,864
Card Services(a)	2	—	—	2	3	—	—	3
Corporate/Private Equity	60	10	—	70	46	2	—	48

Total	$9,863	$1,400	$64	$11,327	$10,660	$1,156	$99	$11,915

(a)	At September 30, 2010, and December 31, 2009, nonperforming loans and assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.2 billion and $9.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.7 billion and $579 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $572 million and $542 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(b)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.
Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts and certain other consumer loan securitization entities. The following table summarizes the impact on consumer loans at adoption.
Reported loans

(in millions)	January 1, 2010

Prime mortgage	$1,477
Subprime mortgage	1,758
Option ARMs	381
Auto loans	218
Student loans	1,008
Credit card(a)	84,663

Total increase in consumer loans	$89,505

(a)	Represents the impact of adoption of the new consolidation standard related to VIEs on reported loans for Firm-sponsored credit card securitization trusts. As a result of the consolidation of the securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15–19 of this Form 10-Q.
Portfolio analysis
The following discussion relates to the specific loan and lending-related categories within the consumer portfolio. PCI loans are excluded from individual loan product discussions and are addressed separately below.
Home equity: Home equity loans at September 30, 2010, were $91.7 billion, compared with $101.4 billion at December 31, 2009. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Junior lien net charge-offs have declined from the prior year, but remain high. Both senior lien and junior lien nonperforming loans decreased from year-end as a result of improvement in early-stage delinquencies. Improvements in delinquencies slowed during the second quarter and have stabilized at these elevated levels during the third quarter. In addition to delinquent accounts, the Firm monitors current junior lien loans where the borrower has a first mortgage loan which is either delinquent or has been modified. The portfolio contained an estimated $4.1 billion of such junior lien loans which are considered to be at higher risk for delinquency and this risk has been considered in establishing the allowance for loan losses at September 30, 2010.
Mortgage: Mortgage loans at September 30, 2010, which include prime mortgages, subprime mortgages, option ARMs acquired in the Washington Mutual transaction and mortgage loans held-for-sale, were $86.6 billion, compared with $88.3 billion at December 31, 2009. The decrease in loans is due to portfolio runoff, partially offset by the addition of loans to the balance sheet as a result of the adoption of the new consolidation guidance related to VIEs. Net charge-offs have decreased from the prior year and prior quarter; however, losses continue to remain elevated.

Prime mortgages were $66.2 billion, compared with $67.3 billion at December 31, 2009. The decrease in loans was due to paydowns and charge-offs on delinquent loans, partially offset by the addition of loans as a result of the adoption of the new consolidation guidance related to VIEs. Late-stage delinquencies showed improvement during the quarter, while early-stage delinquencies stabilized. Both early-stage and late-stage delinquencies remain at an elevated level. Nonperforming assets also remain high as a result of ongoing modification activity and foreclosure processing delays.
Subprime mortgages were $12.0 billion, compared with $12.5 billion at December 31, 2009. The decrease is due to paydowns and charge-offs on delinquent loans, partially offset by the addition of loans as a result of the adoption of the new consolidation guidance related to VIEs. Late-stage delinquencies, while remaining elevated, continued to improve during the third quarter, albeit at a slower rate. Early-stage delinquencies stabilized at an elevated level.
Option ARMs were $8.4 billion, relatively flat compared with December 31, 2009, due to the addition of loans as a result of the adoption of the new consolidation guidance related to VIEs, offset by paydowns in the portfolio. The option ARM portfolio represents less than 5% of the residential real estate portfolio, excluding PCI loans, and is primarily comprised of loans with low LTV ratios and high borrower FICOs. Accordingly, the Firm currently expects substantially lower losses on this portfolio when compared with the PCI option ARM pool. As of September 30, 2010, approximately 96% of option ARM borrowers were fully amortizing as a result of loan modification or payment recast, and 2% elected to make an interest-only or minimum payment. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was $58 million and $78 million at September 30, 2010, and December 31, 2009, respectively. Assuming current market interest rates, the Firm would expect the following balance of current loans to experience a payment recast: $245 million in 2010, $368 million in 2011 and $599 million in 2012. New originations of option ARMs were discontinued by Washington Mutual prior to the date of JPMorgan Chase’s acquisition of the banking operations of Washington Mutual.
Auto loans: As of September 30, 2010, auto loans were $48.2 billion, compared with $46.0 billion at December 31, 2009. Delinquent loans were lower than in the prior year, while provision expense decreased due to favorable loss severities as a result of higher used-car prices nationwide. The auto loan portfolio reflects a high concentration of prime quality credits.
Credit card: Credit card receivables (which include receivables in its Firm-sponsored credit card securitization trusts that were not reported on the Consolidated Balance Sheets prior to January 1, 2010) were $136.4 billion at September 30, 2010, a decrease of $27.0 billion from year-end 2009, due to the decline in lower-yielding promotional balances and the Washington Mutual portfolio runoff.
The 30-day delinquency rate decreased to 4.57% at September 30, 2010, from 6.28% at December 31, 2009, while the net charge-off rate decreased to 8.87% for the third quarter of 2010, from 10.30% for the third quarter of 2009. The delinquency trend is showing improvement, especially within early stage delinquencies. Charge-offs remain elevated, but decreased from the prior-year quarter as a result of lower delinquent loans and higher repayment rates. Provision expense reflected a $1.5 billion decrease in the allowance for loan losses in the third quarter of 2010, reflecting lower estimated losses, primarily related to the improvement in the delinquent loan trend and lower levels of outstandings. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.
Credit card receivables, excluding the Washington Mutual portfolio, were $121.9 billion at September 30, 2010, compared with $143.8 billion at December 31, 2009. The 30-day delinquency rate was 4.13% at September 30, 2010, down from 5.52% at December 31, 2009; the net charge-off rate, excluding the Washington Mutual portfolio, decreased to 8.06% for the third quarter of 2010 from 9.41% in the third quarter of 2009.
Credit card receivables in the Washington Mutual portfolio were $14.5 billion at September 30, 2010, compared with $19.7 billion at December 31, 2009. The Washington Mutual portfolio’s 30-day delinquency rate was 8.29% at September 30, 2010, compared with 12.72% at December 31, 2009; the year-end delinquency rate excludes the impact of the consolidation of the WMMT in the second quarter of 2009 as a result of certain actions taken at that time. The net charge-off rate in the third quarter of 2010 was 15.58%, compared with 21.94% in the third quarter of 2009, excluding the impact of the purchase accounting adjustments related to the consolidation of the WMMT in the second quarter of 2009.
Other: Other loans primarily include business banking loans (which are highly collateralized loans, often with personal loan guarantees), student loans, and other secured and unsecured consumer loans. As of September 30, 2010, other loans, including loans held-for-sale, were $32.2 billion, compared with $33.6 billion at December 31, 2009.
Purchased credit-impaired: PCI loans were $74.8 billion at September 30, 2010, compared with $81.2 billion at December 31, 2009. This portfolio represents loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition. The fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no allowance for loan losses was recorded for these loans as of the acquisition date.

The Firm regularly updates the amount of expected principal and interest cash flows to be collected for these loans. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through the provision for loan losses. Probable and significant increases in expected cash flows (e.g., decreased principal credit losses, the net benefit of modifications) would first reverse any previously recorded allowance for loan losses with any remaining increase in the expected cash flows recognized prospectively in interest income over the remaining estimated lives of the underlying loans.
During the second and third quarters of 2010, the Firm did not recognize any impairment as a result of updating its assessment of expected cash flows for these PCI pools. As a result of impairment recognized in the first quarter of 2010, the Firm’s allowance for loan losses for the prime mortgage and option ARM PCI pools was $1.8 billion and $1.0 billion, respectively, at September 30, 2010, compared with $1.1 billion and $491 million, respectively, at December 31, 2009. The credit performance of the other pools has generally been consistent with the estimate of losses at the acquisition date. Accordingly, no impairment for these other pools has been recognized.
Concentrations of credit risk — consumer loans other than purchased credit-impaired loans
Following is tabular information and, where appropriate, supplemental discussions about certain concentrations of credit risk for the Firm’s consumer loans, other than PCI loans, including:
•	Geographic distribution of loans, including certain residential real estate loans with high LTV ratios; and

•	Loans that are 30+ days past due.
Consumer loans by geographic region

										Total		Total
	Home	Home				Total				consumer		consumer
September 30, 2010	equity-	equity-	Prime	Subprime	Option	home loan		Card-	All other	loans-	Card loans-	loans-
(in billions)	senior lien	junior lien	mortgage	mortgage	ARMs	portfolio	Auto	reported	loans	reported	securitized(b)	managed

California	$3.4	$15.1	$16.3	$1.8	$3.7	$40.3	$4.4	$18.3	$2.0	$65.0	NA	$65.0
New York	3.2	11.6	8.3	1.5	0.9	25.5	3.8	10.6	4.2	44.1	NA	44.1
Texas	3.8	2.3	2.2	0.3	0.2	8.8	4.6	10.2	3.7	27.3	NA	27.3
Florida	1.1	3.6	4.6	1.7	0.8	11.8	1.9	7.9	1.1	22.7	NA	22.7
Illinois	1.7	4.4	3.2	0.5	0.4	10.2	2.5	7.6	2.2	22.5	NA	22.5
Ohio	2.2	1.6	0.4	0.3	—	4.5	3.0	5.5	2.6	15.6	NA	15.6
New Jersey	0.7	3.5	1.7	0.6	0.3	6.8	1.8	5.6	0.9	15.1	NA	15.1
Michigan	1.2	1.7	1.0	0.3	0.1	4.3	2.4	4.3	2.1	13.1	NA	13.1
Arizona	1.5	3.1	1.2	0.3	0.1	6.2	1.5	3.1	1.6	12.4	NA	12.4
Pennsylvania	0.2	1.1	0.4	0.4	0.1	2.2	2.1	5.0	0.6	9.9	NA	9.9
Washington	0.8	2.2	1.7	0.2	0.4	5.3	0.7	2.5	0.4	8.9	NA	8.9
Colorado	0.3	1.5	1.5	0.2	0.2	3.7	1.0	3.2	1.0	8.9	NA	8.9
All other(a)	5.1	14.9	23.7	3.9	1.2	48.8	18.5	52.6	9.8	129.7	NA	129.7

Total	$25.2	$66.6	$66.2	$12.0	$8.4	$178.4	$48.2	$136.4	$32.2	$395.2	NA	$395.2

										Total		Total
	Home	Home				Total				consumer		consumer
December 31, 2009	equity-	equity-	Prime	Subprime	Option	home loan		Card-	All other	loans-	Card loans-	loans-
(in billions)	senior lien	junior lien	mortgage	mortgage	ARMs	portfolio	Auto	reported	loans	reported	securitized(b)	managed

California	$3.6	$16.9	$18.7	$1.7	$3.8	$44.7	$4.4	$11.0	$1.8	$61.9	$11.4	$73.3
New York	3.4	12.4	8.7	1.5	0.9	26.9	3.8	6.0	4.2	40.9	6.7	47.6
Texas	4.2	2.7	1.4	0.4	0.2	8.9	4.3	5.6	3.8	22.6	6.5	29.1
Florida	1.2	4.1	4.9	1.9	0.7	12.8	1.8	5.2	0.9	20.7	4.8	25.5
Illinois	1.8	4.8	2.9	0.6	0.4	10.5	2.4	3.9	2.4	19.2	4.9	24.1
Ohio	2.3	1.9	0.4	0.3	—	4.9	3.2	3.1	2.9	14.1	3.4	17.5
New Jersey	0.8	3.8	1.9	0.6	0.3	7.4	1.8	3.0	0.9	13.1	3.6	16.7
Michigan	1.3	1.9	0.9	0.3	—	4.4	2.1	2.4	2.5	11.4	2.9	14.3
Arizona	1.6	3.6	1.3	0.3	0.1	6.9	1.5	1.7	1.6	11.7	2.1	13.8
Pennsylvania	0.2	1.2	0.5	0.4	0.1	2.4	2.0	2.8	0.8	8.0	3.2	11.2
Washington	0.9	2.4	1.7	0.3	0.4	5.7	0.6	1.5	0.4	8.2	1.5	9.7
Colorado	0.4	1.7	1.6	0.2	0.2	4.1	1.0	1.6	0.8	7.5	2.1	9.6
All other(a)	5.7	16.6	22.4	4.0	1.4	50.1	17.1	31.0	10.6	108.8	31.5	140.3

Total	$27.4	$74.0	$67.3	$12.5	$8.5	$189.7	$46.0	$78.8	$33.6	$348.1	$84.6	$432.7

(a)	Includes prime mortgage loans repurchased from Ginnie Mae pools, which are insured by U.S. government agencies, of $12.4 billion and $10.4 billion at September 30, 2010, and December 31, 2009, respectively. Prior period amounts have been revised to conform to the current period presentation. See further discussion of loans repurchased from Ginnie Mae pools in Repurchase liability on pages 58–61 of this Form 10-Q.

(b)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans at December 31, 2009. For further discussion of credit card securitizations, see Note 15 on pages 155–167 of this Form 10-Q.

The following table presents the geographic distribution of certain residential real estate loans with current estimated LTV ratios in excess of 100% as of September 30, 2010, and December 31, 2009, excluding PCI loans acquired in the Washington Mutual transaction. The estimated collateral values used to calculate the current estimated LTV ratios in the following table do not represent actual appraised loan-level collateral values; as such the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.
Geographic distribution of residential real estate loans with current estimated LTVs > 100%(a)

September 30, 2010	Home equity-		Subprime		% of total
(in billions, except ratios)	junior lien(c)	Prime mortgage(d)	mortgage	Total	loans(e)

California	$6.0	$5.0	$0.8	$11.8	36%
New York	1.9	0.4	0.2	2.5	12
Arizona	2.2	0.6	0.2	3.0	65
Florida	2.2	2.3	0.9	5.4	55
Michigan	1.1	0.5	0.2	1.8	60
All other	6.7	1.9	1.2	9.8	16

Total LTV >100%	$20.1	$10.7	$3.5	$34.3	26%

As a percentage of total loans	30%	20%	29%	26%
Total portfolio average LTV at origination	73	70	78
Total portfolio average current estimated LTV(b)	91	82	92

December 31, 2009	Home equity-		Subprime		% of total
(in billions, except ratios)	junior lien(c)	Prime mortgage(d)	mortgage	Total	loans(e)

California	$6.7	$5.7	$1.0	$13.4	36%
New York	1.7	0.3	0.2	2.2	10
Arizona	2.4	0.7	0.2	3.3	63
Florida	2.5	2.5	1.2	6.2	57
Michigan	1.3	0.4	0.2	1.9	61
All other	6.9	1.6	1.3	9.8	15

Total LTV >100%	$21.5	$11.2	$4.1	$36.8	26%

As a percentage of total loans	29%	20%	33%	26%
Total portfolio average LTV at origination	74	71	79
Total portfolio average current estimated LTV(b)	90	81	95

(a)	Home equity — junior lien, prime mortgage and subprime mortgage loans with current estimated LTVs greater than 80% up to and including 100% were $16.1 billion, $13.1 billion and $3.2 billion, respectively, at September 30, 2010, and $17.9 billion, $15.0 billion and $3.7 billion, respectively, at December 31, 2009.

(b)	The average current estimated LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated based on home valuation models utilizing nationally recognized home price index valuation estimates.

(c)	Represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property. Prior period amounts have been revised to conform to the current period presentation.

(d)	Excludes mortgage loans insured by the U.S. government agencies of $7.5 billion and $5.0 billion at September 30, 2010, and December 31, 2009, respectively. Prior period amounts have been revised to conform to the current period presentation.

(e)	Represents the percentage of total loans of the noted product types, excluding mortgage loans insured by U.S. government agencies.
The consumer credit portfolio is geographically diverse. The greatest concentration of loans is in California. Excluding mortgage loans insured by U.S. government agencies, California represents 17% of total managed consumer loans at both September 30, 2010, and December 31, 2009, and 24% and 25% of total residential real estate loans at September 30, 2010, and December 31, 2009, respectively. Of the total managed consumer loan portfolio, excluding mortgage loans insured by U.S. government agencies, $157.3 billion, or 41%, is concentrated in California, New York, Arizona, Florida and Michigan at September 30, 2010, compared with $174.5 billion, or 41%, at December 31, 2009.
Declining home prices have had a significant impact on the collateral value underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains uncertain. Nonperforming loans in the residential real estate portfolio totaled $8.8 billion at September 30, 2010, of which 71% were greater than 150 days past due; this compared with total residential real estate nonperforming loans of $9.6 billion at December 31, 2009, of which 64% were greater than 150 days past due. In the aggregate, the unpaid principal balance of these loans has been charged down by approximately 33% and 36% to estimated collateral value at September 30, 2010, and December 31, 2009, respectively.

Consumer 30+ day delinquency information

	30+ day delinquent loans			30+ day delinquency rate
	September 30,	December 31,		September 30,	December 31,
(in millions, except ratios)	2010	2009		2010	2009

Consumer loans — excluding purchased credit-impaired loans(a)
Home equity — senior lien	$771	$833		3.06%	3.04%
Home equity — junior lien	1,845	2,515		2.77	3.40
Prime mortgage	4,842 (d)	5,532	(d)	7.31 (f)	8.21 (f)
Subprime mortgage	3,052	4,232		25.41	33.79
Option ARMs	564	438		6.70	5.13
Auto loans	467	750		0.97	1.63
Credit card — reported(b)	6,237	6,093		4.57	7.73
Other	1,363 (e)	1,306	(e)	4.24	3.91

Total consumer loans — excluding purchased credit-impaired loans — reported	$19,141	$21,699		4.84%	6.23%

Credit card — securitized(b)(c)	NA	4,174		NA	4.93

Total consumer loans — excluding purchased credit-impaired loans – managed(b)	$19,141	$25,873		4.84%	5.98%

Memo: Credit card — managed(b)	$6,237	$10,267		4.57%	6.28%

(a)	The delinquency rate for PCI loans, which is based on the unpaid principal balance, was 28.07% and 27.79% at September 30, 2010, and December 31, 2009, respectively.

(b)	Effective January 1, 2010, the Firm adopted new accounting guidance related to VIEs. As a result of the consolidation of the credit card securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q.

(c)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans at December 31, 2009. For a further discussion of credit card securitizations, see CS on pages 36-40 of this Form 10-Q.

(d)	Excludes 30+ day delinquent mortgage loans that are insured by U.S. government agencies of $11.1 billion and $9.7 billion at September 30, 2010, and December 31, 2009, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)	Excludes 30+ day delinquent loans that are 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $1.0 billion and $942 million at September 30, 2010, and December 31, 2009, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(f)	The denominator for the calculation of the 30+ day delinquency rate includes: (1) residential real estate loans reported in the Corporate/Private Equity segment; and (2) mortgage loans insured by U.S. government agencies. The 30+ day delinquency rate excluding these loan balances was 10.75% and 11.24% at September 30, 2010, and December 31, 2009, respectively.
Consumer 30+ day delinquencies have decreased to 4.84% of the consumer loan portfolio at September 30, 2010, compared with 5.98% at December 31, 2009, driven predominantly by a $4.0 billion decrease in CS delinquencies as well as a $2.5 billion decrease in residential real estate delinquencies. Early stage delinquencies (30–89 days delinquent) in the residential real estate portfolios have shown improvement since December 31, 2009, while late stage delinquencies (150+ days delinquent) have stabilized but remain elevated, due in part to loss-mitigation activities and elongated foreclosure processing timelines. Improvement in delinquencies has slowed during the quarter and have stabilized at an elevated level. Losses related to the residential real estate portfolio continue to be recognized in accordance with the Firm’s normal charge-off practices; as such, these loans are reflected at their estimated collateral value.

Concentrations of credit risk — purchased credit-impaired loans
The following table presents the current estimated LTV ratio, as well as the ratio of the carrying value of the underlying loans to the current estimated collateral value, for PCI loans. Because such loans were initially measured at fair value, the ratio of the carrying value to the current estimated collateral value will be lower than the current estimated LTV ratio, which is based on the unpaid principal balance. The estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting ratios are necessarily imprecise and should therefore be viewed as estimates.
LTV ratios and ratios of carrying values to current estimated collateral values — purchased credit-impaired

				Ratio of carrying value
September 30, 2010	Unpaid principal	Current estimated	Carrying	to current estimated
(in billions, except ratios)	balance(a)	LTV ratio(b)	value(d)	collateral value

Option ARMs	$32.1	110%	$26.4	87	%(e)
Home equity	29.3	115 (c)	25.0	98
Prime mortgage	19.7	107	17.9	88	(e)
Subprime mortgage	8.3	111	5.5	74

				Ratio of carrying value
December 31, 2009	Unpaid principal	Current estimated	Carrying	to current estimated
(in billions, except ratios)	balance(a)	LTV ratio(b)	value(d)	collateral value

Option ARMs	$37.4	113%	$29.0	86	%(e)
Home equity	32.9	115 (c)	26.5	93
Prime mortgage	22.0	106	19.7	90	(e)
Subprime mortgage	9.0	110	6.0	73

(a)	Represents the contractual amount of principal owed at September 30, 2010, and December 31, 2009.

(b)	Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated based on home valuation models utilizing nationally recognized home price index valuation estimates.

(c)	Represents current estimated combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property. Prior period amounts have been revised to conform to the current period presentation.

(d)	Carrying values include the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

(e)	As of September 30, 2010, and December 31, 2009, the ratios of the carrying value to current estimated collateral value are net of the allowance for loan losses of $1.8 billion and $1.1 billion for the prime mortgage pool, respectively, and $1.0 billion and $491 million for the option ARM pool, respectively.
PCI loans in the states of California and Florida represented 54% and 10%, respectively, of total PCI loans at September 30, 2010, compared with 54% and 11%, respectively, at December 31, 2009. The current estimated LTV ratios were 117% and 133% for California and Florida loans, respectively, at September 30, 2010, compared with 118% and 136%, respectively, at December 31, 2009. Loan concentrations in California and Florida, as well as the continued pressure on housing prices in those states, have contributed negatively to both the current estimated LTV ratio and the ratio of carrying value to current collateral value for loans in the PCI portfolio. While the carrying value of the PCI loans is below the current estimated collateral value of the loans, the ultimate performance of this portfolio is highly dependent on the borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity as well as the cost of alternative housing.
Option ARM and prime purchased credit-impaired pools: Approximately 61% of the option ARM PCI pool is fully amortizing as a result of loan modification or payment recast at September 30, 2010. Of the remaining 39%, or $12.4 billion, option ARM PCI loans totaling $5.7 billion were past due and $5.4 billion represented borrowers who elected to make an interest-only or minimum payment. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $1.5 billion and $1.9 billion at September 30, 2010, and December 31, 2009, respectively. Assuming current market interest rates, the Firm would expect the following balance of current option ARM PCI loans to experience a payment recast: $515 million in 2010, $1.9 billion in 2011 and $3.0 billion in 2012.
The option ARM and prime mortgage PCI pools continue to show some signs of stabilization and are performing within management’s revised expectations. Accordingly, no impairment was recognized for the PCI prime mortgage or option ARM pools during the second and third quarters of 2010. Previously, management concluded as part of the Firm’s regular assessment of these pools that it was probable that higher expected principal credit losses for the prime mortgage and option ARM PCI pools would result in a decrease in expected cash flows. As a result, an allowance for loan losses for impairment of the prime mortgage and option ARM pools has been recognized. As of September 30, 2010, the total allowance for loan losses for the prime mortgage and option ARM PCI pools was $1.8 billion and $1.0 billion, respectively, compared with $1.1 billion and $491 million, respectively, at December 31, 2009.

Other purchased credit-impaired pools: The credit performance of the home equity and subprime PCI pools has generally been consistent with the estimate of losses at the acquisition date. Accordingly, no impairment for these pools has been recognized.
The following table provides a summary of lifetime loss estimates included in the nonaccretable difference and the allowance for loan losses. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

	Lifetime loss estimates(a)		LTD liquidation losses(b)
	September 30,	December 31,	September 30,	December 31,
(in millions)	2010	2009	2010	2009

Option ARMs	$11,350	$10,650	$4,333	$1,744
Home equity	13,138	13,138	8,278	6,060
Prime mortgage	5,020	4,240	1,329	794
Subprime mortgage	3,842	3,842	1,165	796

Total	$33,350	$31,870	$15,105	$9,394

(a)	Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only. The remaining nonaccretable difference for principal losses and foregone interest on modified loans is $15.4 billion and $21.1 billion at September 30, 2010, and December 31, 2009, respectively. All probable increases in principal losses and foregone interest subsequent to the purchase date are reflected in the allowance for loan losses.

(b)	Life-to-date (“LTD”) liquidation losses represent realization of loss upon loan resolution.
Loan modification activities
For additional information about consumer loan modification activities, including consumer loan modifications accounted for as troubled debt restructurings (“TDRs”), see Note 13 on pages 149-154 of this Form 10-Q, and Note 13 on pages 192-196 of JPMorgan Chase’s 2009 Annual Report.
Residential real estate loans: For both the Firm’s on-balance sheet loans and loans serviced for others, nearly 975,000 mortgage modifications have been offered to borrowers and nearly 292,000 have been approved since the beginning of 2009. Of these, approximately 252,000 have achieved permanent modification as of September 30, 2010. Of the remaining 683,000 modifications, 44% are in a trial period or still being reviewed for a modification, while 56% have dropped out of the modification program, or otherwise were not eligible for final modification.
The Firm is participating in the U.S. Treasury’s MHA programs while continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”); these programs mandate standard modification terms across the industry and provide incentives to borrowers, servicers and investors who participate. The Firm completed its first permanent modifications under HAMP in September 2009. Under 2MP, which the Firm began to implement in May 2010, homeowners are offered a way to modify their second mortgages to make them more affordable when their first mortgage has been modified under HAMP.
The Firm’s other loss-mitigation programs for troubled borrowers who do not qualify for HAMP include the traditional modifications offered by the GSE’s and Ginnie Mae, as well as the Firm’s proprietary modification programs, which include similar concessions to those offered under HAMP but with expanded eligibility criteria. In addition, the Firm has offered modification programs targeted specifically to borrowers with higher-risk mortgage products.
MHA, as well as the Firm’s other loss-mitigation programs, generally provide various concessions to financially troubled borrowers, including, but not limited to, interest rate reductions, term or payment extensions, and deferral of principal payments that would have otherwise been required under the terms of the original agreement. For the 49,200 on—balance sheet loans modified under HAMP and the Firm’s other loss-mitigation programs since July 1, 2009, 54% of permanent loan modifications have included interest rate reductions, 46% have included term or payment extensions, 16% have included principal deferment and 22% have included principal forgiveness. Principal forgiveness has been limited to a specific modification program for option ARMs. The sum of the percentages of the types of loan modifications exceeds 100% because, in some cases, the modification of an individual loan includes more than one type of concession.
Generally, borrowers must make at least three payments under the revised contractual terms during a trial modification and be successfully re-underwritten with income verification before a mortgage or home equity loan can be permanently modified. When the Firm modifies home equity lines of credit, future lending commitments related to the modified loans are canceled as part of the terms of the modification.
The ultimate success of these modification programs and their impact on reducing credit losses remains uncertain given the short period of time since modification. The primary indicator used by management to monitor the success of these programs is the rate at which the modified loans redefault. Modification redefault rates are affected by a number of factors, including the type of loan modified, the borrower’s overall ability and willingness to repay the modified loan and other macroeconomic factors. Reduction in payment size for a borrower has shown to be the most significant driver in improving redefault rates. Modifications completed after July 1, 2009, whether under HAMP or under the Firm’s other modification programs, differ from modifications completed under prior programs in that they are generally fully underwritten after a successful trial payment period of at least three months. Approximately 85% of on-balance sheet modifications completed since July 1, 2009 were completed in 2010 with approximately 40% completed as recently as the third quarter. Performance metrics to date for modifications seasoned more than six months show weighted average redefault rates of 22% and 25% for HAMP and the Firm’s other modifications programs, respectively. While these rates compare favorably to equivalent metrics for modifications completed under prior programs, ultimate redefault rates will remain uncertain until modified loans have seasoned.
The following table presents information as of September 30, 2010, and December 31, 2009, relating to restructured on—balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of whether a probable and/or significant change in estimated future cash flows has occurred. Modifications of loans other than PCI loans are generally accounted for and reported as TDRs.
Restructured residential real estate loans

	September 30, 2010		December 31, 2009
		Nonperforming		Nonperforming
	On-balance	on-balance	On-balance	on-balance
(in millions)	sheet loans	sheet loans(d)	sheet loans	sheet loans(d)

Restructured residential real estate loans — excluding purchased credit-impaired loans(a)(b)
Home equity — senior lien	$218	$31	$168	$30
Home equity — junior lien	269	53	222	43
Prime mortgage	1,811	657	634	243
Subprime mortgage	2,743	804	1,998	598
Option ARMs	75	22	8	6

Total restructured residential real estate loans — excluding purchased credit-impaired loans	$5,116	$1,567	$3,030	$920

Restructured purchased credit-impaired loans(c)
Home equity	$456	NA	$453	NA
Prime mortgage	2,722	NA	1,526	NA
Subprime mortgage	3,224	NA	1,954	NA
Option ARMs	8,933	NA	2,972	NA

Total restructured purchased credit-impaired loans	$15,335	NA	$6,905	NA

(a)	Amounts represent the carrying value of restructured residential real estate loans.

(b)	Excludes $2.3 billion and $296 million of loans at September 30, 2010, and December 31, 2009, respectively, that were repurchased from Ginnie Mae pools and modified subsequent to repurchase. When such loans reperform subsequent to modification they are generally sold back into Ginnie Mae loan pools. Modified loans that do not reperform will become subject to foreclosure.

(c)	Amounts represent the unpaid principal balance of restructured PCI loans.

(d)	Nonperforming loans modified in a TDR may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms. As of September 30, 2010, and December 31, 2009, nonperforming loans of $933 million and $256 million, respectively, are TDRs that have not yet made six payments under their modified terms.
Excluding PCI loans, 20% of restructured residential real estate loans are greater than 30 days delinquent, which is within the Firm’s expectations.
Foreclosure prevention: Foreclosure is a last resort and the Firm makes significant efforts to help borrowers stay in their homes. Since the first quarter of 2009, the Firm has prevented over 429,000 foreclosures through loan modification, short sales, and other foreclosure prevention means.

The Firm has a well-defined foreclosure prevention process when a borrower fails to pay on his or her loan. Customer contacts are attempted multiple times in multiple ways to pursue options other than foreclosure, including loan modification, short sales, and other foreclosure prevention means. In addition, if the Firm is unable to contact a customer, multiple reviews are completed of borrower’s facts and circumstances before a foreclosure sale is completed. By the time of a foreclosure sale, borrowers have not made a payment on average for approximately 14 months.
Foreclosure process issues
The foreclosure process is governed by laws and regulations established on a state-by-state basis. In some states, the foreclosure process involves a judicial process requiring filing documents with a court. In other states, the process is mostly non-judicial, involving various processes, some of which require filing documents with governmental agencies. The Firm has become aware that certain documents executed by Firm personnel in connection with the foreclosure process may not have complied with all applicable procedural requirements. For example, in certain instances, the underlying loan file review and verification of information for inclusion in an affidavit was performed by Firm personnel other than the affiant, or the affidavit may not have been properly notarized. The Firm instructed its outside foreclosure counsel to temporarily suspend foreclosures, foreclosure sales and evictions in 40 states and the District of Columbia so that it could review its processes. These matters are the subject of investigation by federal and state officials. Reference is made to Part II, Item 1, Legal Proceedings, “Mortgage Foreclosure Investigations and Litigation.”
The Firm is developing new processes to ensure that it satisfies all procedural requirements relating to mortgage foreclosures. The Firm expects to incur additional costs and expenses in connection with the implementation of its new foreclosure processes. The Firm intends to resume its foreclosure proceedings, foreclosure sales and evictions in some states expeditiously. It is possible that the temporary suspension will also result in additional costs and expenses, such as, for example, costs associated with the maintenance of properties while foreclosures are delayed, legal expenses associated with re-filing documents or, as necessary, re-filing foreclosure cases or costs associated with possible home price declines while foreclosures are delayed. These costs could increase depending on the length of the delay. Finally, the Firm may incur additional costs and expenses as a result of legislative, administrative or regulatory investigations relating to its former foreclosure procedures. However, the Firm cannot predict at this early stage the ultimate outcome of these matters or the impact that they could have on the Firm’s reported financial results including for example, servicing costs, legal costs and mortgage banking revenue.
Credit card loans: JPMorgan Chase has also modified the terms of credit card loan agreements with borrowers who have experienced financial difficulty. Such modifications typically include reducing the interest rate on the card and, in most cases, involve placing the customer on a fixed payment plan not exceeding 60 months; in substantially all cases, the Firm cancels the customer’s available line of credit on the credit card. If the cardholder does not comply with the modified payment terms, the credit card loan agreement generally reverts back to its original payment and interest rate terms, resulting in the loan being excluded from modified loans. Assuming that those borrowers do not begin to perform in accordance with those original payment terms, the loans continue to age and become subject to the Firm’s standard charge-off policies. Substantially all modifications of credit card loans performed under the Firm’s existing modification programs are considered to be TDRs. At September 30, 2010, and December 31, 2009, the Firm had $8.8 billion and $5.1 billion, respectively, of on—balance sheet credit card loans outstanding for borrowers enrolled in a credit card modification program. The increase in modified credit card loans outstanding from December 31, 2009, is primarily attributable to previously-modified loans held in Firm-sponsored credit card securitization trusts being consolidated as a result of adopting the new consolidation guidance. Consistent with the Firm’s policy, all credit card loans typically remain on accrual status. Based on the Firm’s historical experience, the Firm expects that a significant portion of the borrowers will not ultimately comply with the modified payment terms.

Real estate owned (“REO”)
As part of the residential real estate foreclosure process, loans are written down to the fair value of the underlying real estate asset, less costs to sell, at acquisition. Typically, any further gains or losses on REO assets are recorded as part of other income. In those instances where the Firm gains ownership and possession of individual properties at the completion of the foreclosure process, these REO assets are managed for prompt sale and disposition at the best possible economic value. Operating expense, such as real estate taxes and maintenance, are charged to other expense. REO assets, excluding those insured by U.S. government agencies, increased $244 million from December 31, 2009, primarily related to foreclosures of non-PCI loans. It is anticipated that REO assets will continue to increase over the next several quarters, as loans moving through the foreclosure process are expected to increase.
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
Determining the appropriateness of the allowance is complex and requires judgment about the effect of matters that are inherently uncertain. Assumptions about unemployment rates, housing prices and overall economic conditions could have a significant impact on the Firm’s assessment of loan quality. Subsequent evaluations of the loan portfolio, in light of then-prevailing factors, may result in significant changes in the allowances for loan losses and lending-related commitments in future periods. At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of September 30, 2010, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses inherent in the portfolio, including those not yet identifiable).
For a further discussion of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on page 104 and Note 14 on pages 154-155 of this Form 10-Q; and Allowance for Credit Losses on page 115, Critical Accounting Estimates Used by the Firm on pages 127-131 and Note 14 on pages 196-198 of JPMorgan Chase’s 2009 Annual Report.
The allowance for credit losses was $35.0 billion at September 30, 2010, an increase of $2.5 billion from $32.5 billion at year-end 2009. The increase was primarily due to the Firm’s adoption of new consolidation guidance related to VIEs. As a result of the consolidation of certain securitization entities, the Firm established an allowance for loan losses of $7.5 billion at January 1, 2010, primarily related to the receivables that had been held in credit card securitization trusts.
The consumer allowance for loan losses increased largely due to the aforementioned impact of new consolidation guidance. Excluding the effect of this adoption, the consumer allowance decreased by $2.7 billion from December 31, 2009. The decrease reflected a $4.0 billion reduction in the allowance in CS, reflecting lower estimated losses primarily related to improved delinquency trends as well as lower levels of outstandings. This decrease was partly offset by a $1.2 billion allowance increase in RFS during the first quarter, related to further estimated deterioration in the Washington Mutual prime and option ARM PCI pools. While RFS credit losses improved compared with the 2010 second quarter, delinquencies stabilized at elevated levels and a growing series of environmental, regulatory, and legislative challenges continue to present significant risk to credit performance, primarily in the Home Lending portfolio. After consideration of these factors, the RFS allowance for loan losses was essentially flat to the prior quarter.
The wholesale allowance for loan losses decreased by $2.2 billion from December 31, 2009. The decrease was due primarily to repayments and loan sales.
The allowance for lending-related commitments for both wholesale and consumer, which is reported in other liabilities, at September 30, 2010, and December 31, 2009, was $873 million and $939 million, respectively. The decrease primarily reflected lower wholesale commitment levels.
The credit ratios in the table below are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value. As of September 30, 2010 and 2009, wholesale retained loans were $217.6 billion and $213.7 billion, respectively; and consumer retained loans were $469.5 billion and $432.6 billion, respectively. For the nine months ended September 30, 2010 and 2009, average wholesale retained loans were $211.5 billion and $228.5 billion, respectively; and average consumer retained loans were $491.0 billion and $456.1 billion, respectively. Excluding held-for-sale loans, loans carried at fair value, and PCI consumer loans, the allowance for loan losses represented 5.12% of loans at September 30, 2010, compared with 5.28% at September 30, 2009.

Summary of changes in the allowance for credit losses

	2010			2009
Nine months ended September 30,
(in millions)	Wholesale	Consumer	Total	Wholesale	Consumer	Total

Allowance for loan losses
Beginning balance at January 1,	$7,145	$24,457	$31,602	$6,545	$16,619	$23,164
Cumulative effect of change in accounting principles(a)	14	7,480	7,494	—	—	—
Gross charge-offs(a)	1,575	18,536	20,111	1,996	15,562	17,558
Gross (recoveries)(a)	(119)	(1,423)	(1,542)	(68)	(702)	(770)

Net charge-offs(a)	1,456	17,113	18,569	1,928	14,860	16,788
Provision for loan losses(a)	(750)	14,365	13,615	3,380	21,189	24,569
Other(b)	10	9	19	44	(356)	(312)

Ending balance at September 30	$4,963	$29,198	$34,161	$8,041	$22,592	$30,633

Components:
Asset-specific(c)(d)	$1,246	$1,153	$2,399	$2,410	$1,009	$3,419
Formula-based(a)(e)	3,717	25,234	28,951	5,631	20,493	26,124
Purchased credit-impaired	—	2,811	2,811	—	1,090	1,090

Total allowance for loan losses	$4,963	$29,198	$34,161	$8,041	$22,592	$30,633

Allowance for lending-related commitments
Beginning balance at January 1,	$927	$12	$939	$634	$25	$659
Cumulative effect of change in accounting principles(a)	(18)	—	(18)	—	—	—
Provision for lending-related commitments(a)	(14)	(5)	(19)	173	(11)	162
Other	(29)	—	(29)	3	(3)	—

Ending balance at September 30	$866	$7	$873	$810	$11	$821

Components:
Asset-specific	$267	$—	$267	$213	$—	$213
Formula-based	599	7	606	597	11	608

Total allowance for lending-related commitments	$866	$7	$873	$810	$11	$821

Total allowance for credit losses	$5,829	$29,205	$35,034	$8,851	$22,603	$31,454

Credit ratios
Allowance for loan losses to retained loans	2.28%	6.22%	4.97%	3.76%	5.22%	4.74%
Allowance for loan losses to retained nonperforming loans(f)	95	296	226	107	223	174
Allowance for loan losses to retained nonperforming loans excluding credit card	95	164	140	107	131	121
Net charge-off rates(g)	0.92	4.66	3.53	1.13	4.36	3.28
Credit ratios excluding home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust
Allowance for loan losses to retained loans(h)	2.28	6.69	5.12	3.77	6.21	5.28
Allowance for loan losses to retained nonperforming loans(f)(h)	95	268	208	107	212	168
Allowance for loan losses to retained nonperforming loans excluding credit card(f)(h)	95	135	121	107	121	115

(a)	Effective January 1, 2010, the Firm adopted new accounting guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result $7.4 billion, $14 million and $127 million of allowance for loan losses were recorded on-balance sheet associated with the Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits, and certain other consumer loan securitization entities, primarily mortgage-related, respectively. For further discussion, see Note 15 on pages 155-167 of this Form 10-Q.

(b)	Other predominantly includes a reclassification in 2009 related to the issuance and retention of securities from the Chase Issuance Trust.

(c)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(d)	The asset-specific consumer allowance for loan losses includes TDR reserves of $980 million and $756 million at September 30, 2010 and 2009, respectively. Prior-period amounts have been reclassified from formula-based to conform with the current period presentation.

(e)	Includes all of the Firm’s allowance for loan losses on credit card loans, including those for which the Firm has modified the terms of the loans for borrowers experiencing financial difficulty.

(f)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier. The allowance for loan losses on credit card loans was $13.0 billion and $9.3 billion as of September 30, 2010 and 2009, respectively.

(g)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for any of these loans.

(h)	Excludes the impact of home lending PCI loans acquired as part of the Washington Mutual transaction. The allowance for loan losses on home lending PCI loans was $2.8 billion and $1.1 billion as of September 30, 2010 and 2009, respectively.
For more information on home lending PCI loans, see pages 90-91 and Note 13 on pages 149-154 of this Form 10-Q and pages 116-117 of JPMorgan Chase’s 2009 Annual Report.
The calculation of the allowance for loan losses to total retained loans, excluding PCI loans and loans held by the WMMT, is presented below.

September 30, (in millions, except ratios)	2010	2009

Allowance for loan losses	$34,161	$30,633
Less: Allowance for PCI loans	2,811	1,090

Adjusted allowance for loan losses	$31,350	$29,543

Total loans retained	$687,049	$646,363
Less: Firmwide PCI loans	74,829	83,388
Loans held by the WMMT	—	3,008

Adjusted loans	$612,220	$559,967
Allowance for loan losses to ending loans, excluding PCI loans and loans held by the WMMT	5.12%	5.28%

The following table presents the allowance for credit losses by business segment at September 30, 2010, and December 31, 2009.

	Allowance for credit losses
	September 30, 2010			December 31, 2009
		Lending-related			Lending-related
(in millions)	Loan losses	commitments	Total	Loan losses	commitments	Total

Investment Bank(a)	$1,976	$570	$2,546	$3,756	$485	$4,241
Commercial Banking	2,661	241	2,902	3,025	349	3,374
Treasury & Securities Services	54	52	106	88	84	172
Asset Management	257	3	260	269	9	278
Corporate/Private Equity	15	—	15	7	—	7

Total Wholesale	4,963	866	5,829	7,145	927	8,072

Retail Financial Services(a)	16,154	7	16,161	14,776	12	14,788
Card Services(a)	13,029	—	13,029	9,672	—	9,672
Corporate/Private Equity	15	—	15	9	—	9

Total Consumer	29,198	7	29,205	24,457	12	24,469

Total	$34,161	$873	$35,034	$31,602	$939	$32,541

(a)	Effective January 1, 2010, the Firm adopted new accounting guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related receivables are now recorded in loans on the Consolidated Balance Sheet. As a result, $7.4 billion, $14 million and $127 million of allowance for loan losses were recorded on-balance sheet associated with the Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits, and certain other consumer loan securitization entities, primarily mortgage-related, respectively. For further discussion, see Note 15 on pages 155—167 of this Form 10-Q.

Provision for credit losses
The provision for credit losses was $3.2 billion for the three months ended September 30, 2010, down by $6.6 billion or 67% from the prior-year provision. The total consumer provision for credit losses was $3.2 billion, compared with $9.0 billion in the prior year, reflecting a reduction in the allowance for credit losses as a result of improved delinquency trends and reduced net charge-offs. The wholesale provision for credit losses was $44 million, compared with $779 million, reflecting a reduction in the allowance for credit losses predominantly as a result of continued improvement in the credit quality of the commercial and industrial portfolio, reduced net charge-offs and repayments.

			Provision for lending-		Total provision
	Provision for loan losses		related commitments		for credit losses
Three months ended September 30, (in millions)	2010	2009	2010	2009	2010	2009

Investment Bank(a)	$(158)	$330	$16	$49	$(142)	$379
Commercial Banking	192	326	(26)	29	166	355
Treasury & Securities Services	6	1	(8)	12	(2)	13
Asset Management	23	37	—	1	23	38
Corporate/Private Equity	(1)	(6)	—	—	(1)	(6)

Total wholesale	62	688	(18)	91	44	779
Retail Financial Services(a)	1,551	4,004	(3)	(16)	1,548	3,988
Card Services — reported(a)	1,633	3,269	—	—	1,633	3,269
Corporate/Private Equity	(2)	68	—	—	(2)	68

Total consumer	3,182	7,341	(3)	(16)	3,179	7,325

Total provision for credit losses — reported	3,244	8,029	(21)	75	3,223	8,104
Credit card — securitized(a)(b)	NA	1,698	NA	—	NA	1,698

Total provision for credit losses — managed(a)	$3,244	$9,727	$(21)	$75	$3,223	$9,802

			Provision for lending-		Total provision
	Provision for loan losses		related commitments		for credit losses
Nine months ended September 30, (in millions)	2010	2009	2010	2009	2010	2009

Investment Bank(a)	$(1,053)	$2,419	$124	$41	$(929)	$2,460
Commercial Banking	253	869	(108)	91	145	960
Treasury & Securities Services	(33)	(39)	(24)	41	(57)	2
Asset Management	69	130	(6)	—	63	130
Corporate/Private Equity	14	1	—	—	14	1

Total wholesale	(750)	3,380	(14)	173	(764)	3,553
Retail Financial Services(a)	7,001	11,722	(5)	(11)	6,996	11,711
Card Services — reported(a)	7,366	9,397	—	—	7,366	9,397
Corporate/Private Equity	(2)	70	—	—	(2)	70

Total consumer	14,365	21,189	(5)	(11)	14,360	21,178

Total provision for credit losses — reported	13,615	24,569	(19)	162	13,596	24,731
Credit card — securitized(a)(b)	NA	4,826	NA	—	NA	4,826

Total provision for credit losses — managed(a)	$13,615	$29,395	$(19)	$162	$13,596	$29,557

(a)	Effective January 1, 2010, the Firm adopted new accounting guidance related to VIEs. As a result of the consolidation of the credit card securitizations trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For further details regarding the Firm’s application and impact of the new guidance, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-19 of this Form 10-Q.

(b)	Loans securitized are defined as loans that were sold to unconsolidated securitization trusts and were not included in reported loans. For further discussion of credit card securitizations, see Note 15 on pages 155-167 of this Form 10-Q.

MARKET RISK MANAGEMENT
For a discussion of the Firm’s market risk management organization, major market risk drivers and classification of risks, see pages 118—124 of JPMorgan Chase’s 2009 Annual Report.
Value-at-risk
JPMorgan Chase’s primary statistical risk measure, value-at-risk (“VaR”), estimates the potential loss from adverse market moves in a normal market environment and provides a consistent cross-business measure of risk profiles and levels of diversification. VaR is used for comparing risks across businesses, for monitoring limits and as an input to economic-capital calculations. Each business day, as part of its risk management activities, the Firm undertakes a comprehensive VaR calculation that includes the majority of its market risks. These VaR results are reported to senior management.
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
95% confidence level VaR
Total IB trading VaR by risk type, credit portfolio VaR and other VaR

																	Nine months ended
	Three months ended September 30,																September 30,
	2010						2009						At September 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2010		2009		2010		2009

IB VaR by risk type:
Fixed income	$72		$55		$92		$182		$163		$212		$59		$210		$68		$173
Foreign exchange	9		6		11		19		12		28		11		21		11		19
Equities	21		13		35		19		9		40		23		10		22		55
Commodities and other	13		11		15		23		14		32		14		18		16		22
Diversification benefit to IB trading VaR	(38)	(a)	NM	(b)	NM	(b)	(97	)(a)	NM	(b)	NM	(b)	(48)	(a)	(92	)(a)	(43)	(a)	(101	)(a)

IB trading VaR	$77		$54		$100		$146		$116		$175		$59		$167		$74		$168
Credit portfolio VaR	30		22		40		29		20		39		31		22		25		61
Diversification benefit to IB trading and credit portfolio VaR	(8)	(a)	NM	(b)	NM	(b)	(32	)(a)	NM	(b)	NM	(b)	(10)	(a)	(15	)(a)	(9)	(a)	(52	)(a)

Total IB trading and credit portfolio VaR	$99		$73		$128		$143		$116		$184		$80		$174		$90		$177

Mortgage Banking VaR	24		8		47		49		31		70		20		31		24		66
Chief Investment Office (CIO) VaR	53		44		61		99		85		103		52		90		65		111
Diversification benefit to total other VaR	(15)	(a)	NM	(b)	NM	(b)	(31	)(a)	NM	(b)	NM	(b)	(13)	(a)	(25	)(a)	(14)	(a)	(41	)(a)

Total other VaR	$62		$50		$79		$117		$96		$132		$59		$96		$75		$136

Diversification benefit to total IB and other VaR	(52)	(a)	NM	(b)	NM	(b)	(82	)(a)	NM	(b)	NM	(b)	(41)	(a)	(55	)(a)	(66)	(a)	(87	)(a)

Total IB and other VaR	$109		$82		$142		$178		$151		$219		$98		$215		$99		$226

(a)	Average VaR and period-end VaR were less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(b)	Designated as not meaningful (“NM”), because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio-diversification effect.

VaR Measurement
The Firm’s IB trading and other VaR measure above includes substantially all trading activities in IB, as well as syndicated lending facilities that the Firm intends to distribute. Credit portfolio VaR includes VaR on derivative CVA, hedges of the CVA, and MTM hedges of the retained loan portfolio, all of which are reported in principal transactions revenue. Credit portfolio VaR does not include the retained loan portfolio, which is not MTM. In addition, IB and other VaR measure include certain positions used as part of the Firm’s risk management function within the CIO and in the Mortgage Banking businesses. The CIO VaR measure includes positions, primarily in debt securities and credit products, used to manage the Firm’s risk concentrations, including interest rate and credit risks arising from the Firm’s ongoing business activities. The Mortgage Banking VaR measure includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges.
The VaR measure excludes the DVA taken on certain structured liabilities and derivatives to reflect the credit quality of the Firm. It also excludes certain activities such as Private Equity and principal investing (e.g., mezzanine financing, tax-oriented investments, etc.), as well as structural interest rate risk-management positions, capital management positions, and longer-term investments managed by the CIO. These longer-term positions are managed through the Firm’s earnings at risk and other cash flow—monitoring processes rather than by using a VaR measure. Principal investing activities and Private Equity positions are managed using stress and scenario analyses.
2010 and 2009 third-quarter and year-to-date VaR results
As presented in the table on the previous page, average IB and other VaR totaled $109 million and $99 million, respectively, for the three and nine months ended September 30, 2010, compared with $178 million and $226 million for the three and nine months ended September 30, 2009. The decrease in average VaR for the three and nine month periods in 2010 was driven by a decline in the impact of market volatility in early 2009, as well as a reduction in exposures primarily driven by the CIO and IB. Average total IB trading and credit portfolio VaR for the third quarter of 2010 was $99 million, compared with $143 million for the same prior-year period. The decrease in IB trading VaR for both periods in 2010 was driven by a decline in market volatility, as well as a reduction in exposure, primarily in the fixed income risk component. The CIO VaR averaged $53 million for the third quarter of 2010, compared with $99 million for the same prior-year period. Mortgage Banking VaR averaged $24 million for the current quarter, compared with $49 million for the same prior-year period. Decreases for the three and nine months ended September 30, 2010 were again driven by a decline in market volatility.
The Firm’s average IB and other VaR diversification benefit was $52 million for the three months ended September 30, 2010, compared with $82 million in the prior-year period and remained unchanged at 32% of the sum. For the nine months ended September 30, 2010, the Firm’s average diversification benefit was $66 million or 40% of the sum, compared with $87 million or 28% of the sum in the prior-year period. The Firm experienced a gain in diversification benefit as the markets started to recover and positions changed such that correlations decreased. In general, over the course of the year, VaR exposures can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
To evaluate the soundness of its VaR model the Firm conducts daily back-testing of VaR against the Firm’s market risk—related revenue, which is defined as: the change in value of principal transactions revenue for IB and the CIO; trading-related net interest income for IB, the CIO and Mortgage Banking; IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. The daily firmwide market risk—related revenue excludes gains and losses from DVA and from longer-term corporate investments and Private Equity losses.
The following histogram illustrates the daily market risk—related gains and losses for IB, the CIO and Mortgage Banking positions for the first nine months of 2010. The chart shows that the Firm posted market risk—related gains on 187 out of 195 days in this period, with 12 days exceeding $200 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the 95% confidence-level VaR exceeded the actual loss on each of those days. During the nine months ended September 30, 2010, losses were sustained on eight days, all within the second quarter of 2010, none of which exceeded the VaR measure.

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
Debit valuation adjustment sensitivity

Change in revenue based upon a 1-basis-point increase
(in millions)	in JPMorgan Chase credit spread

September 30, 2010	$35
December 31, 2009	39

Economic-value stress testing
While VaR reflects the risk of loss due to adverse changes in normal markets, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets. The Firm conducts economic-value stress tests using multiple scenarios that assume credit spreads widen significantly, equity prices decline and interest rates across the major currencies change significantly. Other scenarios focus on the risks predominant in individual business segments and include scenarios that focus on the potential for adverse movements in complex portfolios. Scenarios were updated more frequently in 2009 and, in some cases, redefined to reflect the significant market volatility which began in late 2008. Along with VaR, stress testing is important in measuring and controlling risk; it enhances understanding of the Firm’s risk profile and loss potential, as stress losses are monitored against limits. Stress testing is also employed in one-off approvals and cross-business risk measurement, as well as an input to economic capital allocation. Stress-test results, trends and explanations based on current market risk positions are reported to the Firm’s senior management and to the lines of business to help them better measure and manage risks and to understand event risk-sensitive positions.

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
The Firm conducts simulations of changes in net interest income from its nontrading activities under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in the Firm’s net interest income, and the corresponding impact to the Firm’s pretax earnings, over the following 12 months. These tests highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance-sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior.
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings at risk over a wide range of outcomes. JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of September 30, 2010, and December 31, 2009, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

September 30, 2010	$1,730	$1,260	NM(a)	NM(a)
December 31, 2009	(1,594)	(554)	NM(a)	NM(a)

(a)	Downward 100- and 200-basis-point parallel shocks result in a Fed Funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.
The change in earnings at risk from December 31, 2009, resulted from investment portfolio repositioning, assumed higher levels of deposit balances and reduced levels of fixed-rate loans. The Firm’s risk to rising rates was largely the result of widening deposit margins, which are currently compressed due to very low short-term interest rates.
Additionally, under another interest rate scenario used by the Firm – involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels – results in a 12-month pretax earnings benefit of $852 million. The increase in earnings under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.
PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 124 of JPMorgan Chase’s 2009 Annual Report. At September 30, 2010, and December 31, 2009, the carrying value of the Private Equity portfolio was $9.4 billion and $7.3 billion, respectively, of which $1.2 billion and $762 million, respectively, represented securities with publicly available market quotations.
OPERATIONAL RISK MANAGEMENT
For a discussion of JPMorgan Chase’s Operational Risk Management, see page 125 of JPMorgan Chase’s 2009 Annual Report.
REPUTATION AND FIDUCIARY RISK MANAGEMENT
For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 126 of JPMorgan Chase’s 2009 Annual Report.
SUPERVISION AND REGULATION
The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–4 of JPMorgan Chase’s 2009 Form 10-K. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which will make significant structural reforms to the financial services industry. For additional information regarding the Dodd-Frank Act, please see Part II Other Information, Item 1A Risk Factors on pages 200–201 of this Form 10-Q.
Dividends
At September 30, 2010, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $8.3 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

OTHER MATTERS
Carlson Wagonlit Travel Related-Party Transaction
In connection with the continued expansion of Card Services’ product offerings, the Firm plans to transfer to CS, in the 2011 first quarter, the commercial card business currently included in TSS. Also, in connection with such expansion, One Equity Partners’ (“OEP”) noncontrolling investment in Carlson Wagonlit, B.V., a company engaged in the travel services business (the “portfolio investment”), will be transferred from OEP to Card Services in the 2010 fourth quarter. Certain Executive Officers and other employees of the Firm have an interest in the portfolio company by reason of their participation in a co-invest plan (the “employees’ co-invest plan”) that invests alongside the private equity investments made by OEP and, in the case of the OEP investment professionals, because of their carried interests in OEP’s investment vehicles as well as their participation in another co-invest plan (the “professionals’ co-invest plan”) that also invests alongside the private equity investments made by OEP. It is anticipated that participants in the employees’ and professionals’ co-invest plans will receive cash distributions as a result of OEP’s relinquishment of its ownership interest in the portfolio investment, and that OEP investment professionals will have amounts allocated to their capital accounts in respect of their carried interests. Those distributions and allocated amounts are based on a valuation of the portfolio investment that is higher than the valuation of the portfolio investment recorded on the Firm’s balance sheet at September 30, 2010. That is because, while the Firm’s balance sheet valuation does not reflect internal estimates of synergies that Card Services expects to derive in the future by integrating the portfolio investment into the Firm’s commercial card business within CS, the valuation upon which the distributions and allocations are being made does reflect the internal estimates of such synergies, consistent with the methodology that would generally be employed by a third-party purchaser in such a situation.
Because the $24.2 million cash distribution to be made to the employees’ co-invest plan will include an aggregate amount of approximately $2.5 million to be paid to certain of the Firm’s Executive Officers, approval of the transfer of the portfolio investment from OEP to Card Services was effected pursuant to the Firm’s “Related Party Transactions Policy.” That policy applies to any Firm transaction in which a director, executive officer, 5% shareholder or immediate family member thereof has a direct or indirect material interest and the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year. Accordingly, the terms of the transfer (including all of the cash distributions and allocations described above) were first reviewed by the Firm’s CEO, CFO, General Counsel, and the CEO of Card Services, none of whom participate in either co-invest plan or receive carried interest, and each of whom recommended approval of the transfer by the Audit Committee of the Firm’s Board of Directors. The Audit Committee also received a valuation letter from the Firm’s IB, indicating the reasonableness of the valuation of the portfolio company on which the distributions were determined. The Audit Committee has approved the transfer.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s portfolio of lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses as of the balance sheet date. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 14 on pages 196–198 of JPMorgan Chase’s 2009 Annual Report. The methodology for calculating the allowance for loan losses and the allowance for lending-related commitments involves significant judgment. For a further description of these judgments, see Allowance for Credit Losses on pages 127–128 of JPMorgan Chase’s 2009 Annual Report; for amounts recorded as of September 30, 2010 and 2009, see Allowance for Credit Losses on pages 95–98 and Note 14 on pages 154–155 of this Form 10-Q.
As noted on page 127 of JPMorgan Chase’s 2009 Annual Report, many factors can affect estimates of loss, including volatility of loss given default, probability of default and rating migrations. The Firm uses a risk-rating system to determine the credit quality of its wholesale loans. The Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. As of September 30, 2010, assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $1.2 billion. This sensitivity analysis is hypothetical and intended to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote, and it is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
The allowance for credit losses for the consumer portfolio is sensitive to changes in the economic environment, delinquency status, the realizable value of collateral, FICO scores, borrower behavior and other risk factors. The credit performance of the consumer portfolio across the entire consumer credit product spectrum appears to have stabilized but remains under stress, as high unemployment and weak overall economic conditions continue to result in a high level of delinquencies, while continued weak housing prices continue to result in elevated loss severities. Significant judgment is required to estimate the ultimate duration and severity of the current economic downturn, as well as its impact on housing prices and the labor market. While the allowance for credit losses is highly sensitive to both home prices and unemployment rates, in the current market it is difficult to estimate how potential changes in one or both of these factors might impact the allowance for credit losses. For example, while both factors are important determinants of overall allowance levels, changes in one factor or the other may not occur at the same rate, or improvement in one factor may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across geographies or product types. Finally, it is difficult to predict the extent to which changes in both or either of these factors would ultimately impact the frequency or severity of losses, and overall loss rates are a function of both the frequency and severity of individual loan losses.
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

	September 30, 2010			December 31, 2009
	Total at			Total at
(in billions)	fair value	Level 3 total		fair value	Level 3 total

Trading debt and equity instruments(a)	$378.2	$36.3		$330.9	$35.2
Derivative receivables — gross	1,990.7	43.8		1,565.5	46.7
Netting adjustment	(1,893.4)	—		(1,485.3)	—

Derivative receivables — net	97.3	43.8	(d)	80.2	46.7	(d)
AFS securities	340.1	14.5		360.4	13.2
Loans	1.7	1.2		1.4	1.0
MSRs	10.3	10.3		15.5	15.5
Private equity investments	9.4	8.2		7.3	6.6
Other(b)	46.7	4.4		44.4	9.5

Total assets measured at fair value on a recurring basis	883.7	118.7		840.1	127.7
Total assets measured at fair value on a nonrecurring basis(c)	5.5	1.9		8.2	2.7

Total assets measured at fair value	$889.2	$120.6	(e)	$848.3	$130.4	(e)
Total Firm assets	$2,141.6			$2,032.0

Level 3 assets as a percentage of total Firm assets		6%			6%
Level 3 assets as a percentage of total Firm assets at fair value		14			15

(a)	Includes physical commodities generally carried at the lower of cost or fair value.

(b)	Includes certain securities purchased under resale agreements, securities borrowed, assets within accrued interest and other investments.

(c)	Predominantly includes mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral, and on leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(d)	Derivative receivable and derivative payable balances, and the related cash collateral received and paid, are presented net on the Consolidated Balance Sheets where there is a legally enforceable master netting agreement in place with counterparties. For purposes of the table above, the Firm does not reduce derivative receivable balances for netting adjustments, as such an adjustment is not relevant to a presentation that is based on the transparency of inputs to the valuation. Therefore, the derivative balances reported in the fair value hierarchy levels are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $17.9 billion and $16.0 billion at September 30, 2010, and December 31, 2009, respectively, exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(e)	Included in the table above at September 30, 2010, and December 31, 2009, are $76.5 billion and $80.0 billion, respectively, of level 3 assets, consisting of recurring and nonrecurring assets carried by IB.
Valuation
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs – including, but not limited to, yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, as well as the level of liquidity for the product or within the market as a whole. For further discussion of changes in level 3 assets, see Note 3 on pages 114–128 of this Form 10-Q.
Imprecision in estimating unobservable market inputs can affect the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 148–152 of JPMorgan Chase’s 2009 Annual Report. In addition, for a further discussion of the significant judgments and estimates involved in the determination of the Firm’s mortgage-related exposures, see “Mortgage-related exposures carried at fair value” in Note 3 on pages 161–162 of JPMorgan Chase’s 2009 Annual Report.
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans with evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Firm would be unable to collect all contractually required payments receivable. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. At the time of the acquisition, these loans were recorded at fair value, including an estimate of losses that were expected to be incurred over the estimated remaining lives of the loan pools. Many of the assumptions and estimates underlying the estimation of the initial fair value and the ongoing updates to management’s expectation of future cash flows are both significant and subjective, particularly considering the current economic environment. The level of future home price declines, the duration and severity of the current economic downturn, the impact of various government programs and actions, uncertainties about borrower behavior, and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.
In accounting for these loans on an ongoing basis, probable decreases in expected loan principal cash flows would trigger the recognition of impairment through the provision for loan losses, while probable and significant increases in expected cash flows (e.g., decreased principal credit losses, the net benefit of modifications) would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining estimated lives of the underlying loans. The impact of (i) prepayments, (ii) changes in variable interest rates and (iii) any other changes in the timing of expected cash flows would be recognized prospectively as yield adjustments. The process to determine which changes in cash flows trigger the recognition of impairment, and which changes in cash flows should be recognized as yield adjustments, requires the application of judgment. As of September 30, 2010, a 1% decrease in expected future principal cash payments for the entire portfolio of PCI loans would result in the recognition of an allowance for loan losses for these loans of approximately $710 million. For additional information on PCI loans, including the significant assumptions, estimates and judgment involved, see PCI loans on pages 129–130 of JPMorgan Chase’s 2009 Annual Report and Note 13 on pages 149–154 of this Form 10-Q.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 130 of JPMorgan Chase’s 2009 Annual Report.
During the nine months ended September 30, 2010, the Firm updated the discounted cash flow valuations of certain consumer lending businesses in RFS and CS, which continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. The assumptions used in the valuation of these businesses include a) estimates of future cash flows for the business (which are dependent on portfolio outstanding balances, net interest margin, operating expense, credit losses and the amount of capital necessary given the risk of business activities and to meet regulatory capital requirements), and b) the cost of equity used to discount those cash flows to a present value. Each of these factors require significant judgment and the assumptions used are based on management’s best and most current projections, including the anticipated effects of regulatory and legislative changes, (including the CARD Act) derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in the Business Outlook on pages 9–10 of this Form 10-Q, and, in the longer term, incorporate a set of macroeconomic assumptions (for example, allowing for relatively high but gradually declining unemployment rates for the next few years) and the Firm’s best estimates of long-term growth of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
In addition, for its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes, such as the Dodd-Frank Act and limitations on non-sufficient funds and overdraft fees) and prior projections of business performance. Based upon the updated valuations for its consumer lending businesses and reviews of its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired during 2010. However, the fair value of the credit card lending business within CS and a consumer lending business within RFS exceeded their carrying values by narrow margins at September 30, June 30, and March 31, 2010, ranging from 3–21%. Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in CS, such declines could result from deterioration in economic conditions such as increased unemployment claims or bankruptcy filings that result in increased credit losses, changes in customer behavior that cause decreased account activity or receivable balances, or unanticipated effects of regulatory or legislative changes. In RFS, such declines could result from deterioration in economic conditions that result in increased credit losses, including decreases in home prices beyond management expectations.
Such declines in business performance, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which may result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 16 on pages 167–170 of this Form 10-Q.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 131 of JPMorgan Chase’s 2009 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting for transfers of financial assets and consolidation of variable interest entities
Effective January 1, 2010, the Firm implemented new accounting guidance that amends the accounting for the transfers of financial assets and the consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits and certain mortgage and other consumer loan securitization entities. The Financial Accounting Standards Board (“FASB”) deferred the requirements of the new consolidation guidance for VIEs for certain investment funds, including mutual funds, private equity funds and hedge funds, until the FASB and the International Accounting Standards Board (“IASB”) complete a joint consolidation project that would provide consistent accounting guidance for these funds. For additional information about the impact of the adoption of the new consolidation guidance on January 1, 2010, see Note 15 on pages 155–167 of this Form 10-Q.
Fair value measurements and disclosures
In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy are effective for interim reporting periods beginning after December 15, 2009; the Firm adopted this guidance in the first quarter of 2010. For additional information about the impact of the adoption of the new fair value measurements guidance, see Note 3 on pages 114–128 of this Form 10-Q. In addition, a new requirement to provide purchases, sales, issuances and settlements in the level 3 rollforward on a gross basis is effective for fiscal years beginning after December 15, 2010. Early adoption of the guidance is permitted.
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
Accounting for certain embedded credit derivatives
In March 2010, the FASB issued guidance clarifying the circumstances in which a credit derivative embedded in beneficial interests in securitized financial assets is required to be separately accounted for as a derivative instrument. The guidance is effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. Upon adoption, the new guidance permits the election of the fair value option for beneficial interests in securitized financial assets. The Firm adopted the new guidance prospectively, effective July 1, 2010. The adoption of the guidance did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations. For additional information about the impact of the adoption of the new guidance, see Note 5 on pages 132–140 on this Form 10-Q.
Accounting for modifications of purchased credit-impaired loans that are part of a pool
In April 2010, the FASB issued guidance that amends the accounting for modifications of PCI loans accounted for within a pool. The guidance clarifies that modified PCI loans should not be removed from a pool even if the modification would otherwise be considered a TDR. Additionally, the guidance clarifies that the impact of modifications should be included in evaluating whether a pool of loans is impaired. The guidance was effective for the Firm beginning in the third quarter of 2010, and is to be applied prospectively. The guidance is consistent with the Firm’s previously existing accounting practice and, therefore, had no impact on the Firm’s Consolidated Balance Sheets or results of operations.
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

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2010	2009	2010	2009

Revenue
Investment banking fees	$1,476	$1,679	$4,358	$5,171
Principal transactions	2,341	3,860	8,979	8,958
Lending-and deposit-related fees	1,563	1,826	4,795	5,280
Asset management, administration and commissions	3,188	3,158	9,802	9,179
Securities gains(a)	102	184	1,712	729
Mortgage fees and related income	707	843	2,253	3,228
Credit card income	1,477	1,710	4,333	5,266
Other income	468	625	1,465	685

Noninterest revenue	11,322	13,885	37,697	38,496

Interest income	15,606	16,260	48,170	50,735
Interest expense	3,104	3,523	9,271	11,961

Net interest income	12,502	12,737	38,899	38,774

Total net revenue	23,824	26,622	76,596	77,270

Provision for credit losses	3,223	8,104	13,596	24,731

Noninterest expense
Compensation expense	6,661	7,311	21,553	21,816
Occupancy expense	884	923	2,636	2,722
Technology, communications and equipment expense	1,184	1,140	3,486	3,442
Professional and outside services	1,718	1,517	4,978	4,550
Marketing	651	440	1,862	1,241
Other expense	3,082	1,767	9,942	5,332
Amortization of intangibles	218	254	696	794
Merger costs	—	103	—	451

Total noninterest expense	14,398	13,455	45,153	40,348

Income before income tax expense and extraordinary gain	6,203	5,063	17,847	12,191
Income tax expense	1,785	1,551	5,308	3,817

Income before extraordinary gain	4,418	3,512	12,539	8,374
Extraordinary gain	—	76	—	76

Net income	$4,418	$3,588	$12,539	$8,450

Net income applicable to common stockholders	$4,019	$3,240	$11,353	$5,825

Per common share data
Basic earnings per share
Income before extraordinary gain	$1.02	$0.80	$2.86	$1.50
Net income	1.02	0.82	2.86	1.52
Diluted earnings per share
Income before extraordinary gain	1.01	0.80	2.84	1.50
Net income	1.01	0.82	2.84	1.51
Weighted-average basic shares	3,954.3	3,937.9	3,969.4	3,835.0
Weighted-average diluted shares	3,971.9	3,962.0	3,990.7	3,848.3
Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

(a) The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Total losses	$—	$—	$(94)	$(880)
Losses recorded in/(reclassified from) other comprehensive income	—	(18)	(6)	678

Total credit losses recognized in income	$—	$(18)	$(100)	$(202)

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in millions, except share data)	2010	2009

Assets
Cash and due from banks	$23,960	$26,206
Deposits with banks	31,077	63,230
Federal funds sold and securities purchased under resale agreements (included $23,784 and $20,536 at fair value at September 30, 2010, and December 31, 2009, respectively)	235,390	195,404
Securities borrowed (included $11,509 and $7,032 at fair value at September 30, 2010, and December 31, 2009, respectively)	127,365	119,630
Trading assets (included assets pledged of $60,774 and $38,315 at September 30, 2010, and December 31, 2009, respectively)	475,515	411,128
Securities (included $340,149 and $360,365 at fair value at September 30, 2010, and December 31, 2009, respectively, and assets pledged of $118,349 and $140,631 at September 30, 2010, and December 31, 2009, respectively)	340,168	360,390
Loans (included $1,714 and $1,364 at fair value at September 30, 2010, and December 31, 2009, respectively)	690,531	633,458
Allowance for loan losses	(34,161)	(31,602)

Loans, net of allowance for loan losses	656,370	601,856
Accrued interest and accounts receivable (included zero and $5,012 at fair value at September 30, 2010, and December 31, 2009, respectively)	63,224	67,427
Premises and equipment	11,316	11,118
Goodwill	48,736	48,357
Mortgage servicing rights	10,305	15,531
Other intangible assets	3,982	4,621
Other assets (included $20,721 and $19,165 at fair value at September 30, 2010, and December 31, 2009, respectively, and assets pledged of $1,590 and $1,762 at September 30, 2010, and December 31, 2009, respectively)	114,187	107,091

Total assets(a)	$2,141,595	$2,031,989

Liabilities
Deposits (included $4,788 and $4,455 at fair value at September 30, 2010, and December 31, 2009, respectively)	$903,138	$938,367
Federal funds purchased and securities loaned or sold under repurchase agreements (included $6,200 and $3,396 at fair value at September 30, 2010, and December 31, 2009, respectively)	314,161	261,413
Commercial paper	38,611	41,794
Other borrowed funds (included $10,447 and $5,637 at fair value at September 30, 2010, and December 31, 2009, respectively)	51,642	55,740
Trading liabilities	157,821	125,071
Accounts payable and other liabilities (included the allowance for lending-related commitments of $873 and $939 at September 30, 2010, and December 31, 2009, respectively, and $341 and $357 at fair value at September 30, 2010, and December 31, 2009, respectively)	169,365	162,696
Beneficial interests issued by consolidated variable interest entities (included $2,383 and $1,410 at fair value at September 30, 2010, and December 31, 2009, respectively)	77,438	15,225
Long-term debt (included $41,854 and $48,972 at fair value at September 30, 2010, and December 31, 2009, respectively)	255,589	266,318

Total liabilities(a)	1,967,765	1,866,624

Commitments and contingencies (see Note 21 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares at September 30, 2010, and December 31, 2009; issued 780,000 and 2,538,107 shares at September 30, 2010, and December 31, 2009, respectively)	7,800	8,152
Common stock ($1 par value; authorized 9,000,000,000 shares at September 30, 2010, and December 31, 2009; issued 4,104,933,895 shares at September 30, 2010, and December 31, 2009)	4,105	4,105
Capital surplus	96,938	97,982
Retained earnings	69,531	62,481
Accumulated other comprehensive income/(loss)	3,096	(91)
Shares held in RSU Trust, at cost (1,526,023 and 1,526,944 shares at September 30, 2010, and December 31, 2009, respectively)	(68)	(68)
Treasury stock, at cost (179,085,651 and 162,974,783 shares at September 30, 2010, and December 31, 2009, respectively)	(7,572)	(7,196)

Total stockholders’ equity	173,830	165,365

Total liabilities and stockholders’ equity	$2,141,595	$2,031,989

(a)	The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2010, and December 31, 2009. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

Assets
Trading assets	$8,038	$6,347
Loans	100,939	13,004
All other assets	3,910	5,043

Total assets	$112,887	$24,394

Liabilities
Beneficial interests issued by consolidated variable interest entities	$77,438	$15,225
All other liabilities	2,431	2,197

Total liabilities	$79,869	$17,422

The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At September 30, 2010, the Firm provided limited program-wide credit enhancement of $2.0 billion related to its Firm-administered multi-seller conduits. For further discussion, see Note 15 on pages 155–167 of this Form 10-Q.
Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine months ended September 30,
(in millions, except per-share data)	2010	2009

Preferred stock
Balance at January 1	$8,152	$31,939
Accretion of preferred stock discount on issuance to the U.S. Treasury	—	1,213
Redemption of preferred stock issued to the U.S. Treasury	—	(25,000)
Redemption of other preferred stock	(352)	—

Balance at September 30	7,800	8,152

Common stock
Balance at January 1	4,105	3,942
Issuance of common stock	—	163

Balance at September 30	4,105	4,105

Capital surplus
Balance at January 1	97,982	92,143
Issuance of common stock	—	5,593
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	229	48
Other	(1,273)	(220)

Balance at September 30	96,938	97,564

Retained earnings
Balance at January 1	62,481	54,013
Cumulative effect of changes in accounting principles	(4,376)	—
Net income	12,539	8,450
Dividend declared:
Preferred stock	(485)	(1,166)
Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	—	(1,112)
Common stock ($0.15 per share in each period)	(628)	(612)

Balance at September 30	69,531	59,573

Accumulated other comprehensive income/(loss)
Balance at January 1	(91)	(5,687)
Cumulative effect of changes in accounting principles	(144)	—
Other comprehensive income	3,331	5,970

Balance at September 30	3,096	283

Shares held in RSU Trust
Balance at January 1	(68)	(217)
Reissuance from RSU Trust	—	131

Balance at September 30	(68)	(86)

Treasury stock, at cost
Balance at January 1	(7,196)	(9,249)
Purchase of treasury stock	(2,312)	—
Reissuance from treasury stock	1,936	1,930
Share repurchases related to employee stock-based compensation awards	—	(19)

Balance at September 30	(7,572)	(7,338)

Total stockholders’ equity	$173,830	$162,253

Comprehensive income
Net income	$12,539	$8,450
Other comprehensive income	3,331	5,970

Comprehensive income	$15,870	$14,420

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in millions)	2010	2009

Operating activities
Net income	$12,539	$8,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	13,596	24,731
Depreciation and amortization	2,981	1,952
Amortization of intangibles	696	794
Deferred tax benefit	(1,768)	(2,254)
Investment securities gains	(1,712)	(729)
Stock-based compensation	2,527	2,435
Originations and purchases of loans held-for-sale	(20,986)	(14,055)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	25,412	23,082
Net change in:
Trading assets	(70,546)	115,081
Securities borrowed	(7,691)	(3,978)
Accrued interest and accounts receivable	7,350	1,141
Other assets	(28,915)	26,985
Trading liabilities	49,254	(59,431)
Accounts payable and other liabilities	3,385	(20,521)
Other operating adjustments	8,232	7,201

Net cash (used in) provided by operating activities	(5,646)	110,884

Investing activities
Net change in:
Deposits with banks	32,219	78,436
Federal funds sold and securities purchased under resale agreements	(39,427)	31,698
Held-to-maturity securities:
Proceeds	6	7
Available-for-sale securities:
Proceeds from maturities	71,848	64,985
Proceeds from sales	85,796	85,132
Purchases	(146,268)	(305,648)
Proceeds from sales and securitizations of loans held-for-investment	7,421	28,620
Other changes in loans, net	12,513	43,744
Net cash (used) received in business acquisitions or dispositions	(4,646)	60
Net maturities of asset-backed commercial paper guaranteed by the FRBB	—	11,228
All other investing activities, net	1,259	(667)

Net cash provided by investing activities	20,721	37,595

Financing activities
Net change in:
Deposits	(20,215)	(172,478)
Federal funds purchased and securities loaned or sold under repurchase agreements	52,645	116,550
Commercial paper and other borrowed funds	(9,135)	(69,361)
Beneficial interests issued by consolidated variable interest entities	(24,434)	(5,357)
Proceeds from long-term debt and trust preferred capital debt securities	27,033	42,724
Payments of long-term debt and trust preferred capital debt securities	(39,557)	(43,749)
Excess tax benefits related to stock-based compensation	23	8
Redemption of preferred stock issued to the U.S. Treasury	—	(25,000)
Redemption of other preferred stock	(352)	—
Proceeds from issuance of common stock	—	5,756
Treasury stock purchased	(2,312)	—
Dividends paid	(1,002)	(2,933)
All other financing activities, net	(484)	(718)

Net cash used in financing activities	(17,790)	(154,558)

Effect of exchange rate changes on cash and due from banks	469	252

Net decrease in cash and due from banks	(2,246)	(5,827)
Cash and due from banks at the beginning of the year	26,206	26,895

Cash and due from banks at the end of the period	$23,960	$21,068

Cash interest paid	$8,973	$11,755
Cash income taxes paid	8,406	4,111

Note:	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the transfer of financial assets and the consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated noncash assets and liabilities of $87.7 billion and $92.2 billion, respectively.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 185-188 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and businesses, financial transaction processing and asset management. For a discussion of the Firm’s business-segment information, see Note 23 on pages 178-182 of this Form 10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “2009 Annual Report”).
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
Investments in companies that are considered to be voting interest entities in which the Firm has significant influence over operating and financing decisions (but does not own a majority of the voting equity interests) are accounted for (i) in accordance with the equity method of accounting (which requires the Firm to recognize its proportionate share of the entity’s net earnings), or (ii) at fair value, if the fair value option was elected at the inception of the Firm’s investment. These investments are generally included in other assets, with income or loss included in other income.
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
The Firm’s investment companies make investments in both public and private entities, including investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines and accordingly, irrespective of the percentage of equity ownership interests held, are carried on the Consolidated Balance Sheets at fair value, and are recorded in Other Assets.

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
The most common type of VIE is a special-purpose entity (“SPE”). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. SPEs may be organized as trusts, partnerships or corporations and are typically established for a single, discrete purpose. SPEs are not typically operating entities and usually have a limited life and no employees. The basic SPE structure involves a company selling assets to the SPE; the SPE funds the purchase of those assets by issuing securities to investors. The legal documents that govern the transaction specify how the cash earned on the assets must be allocated to the SPE’s investors and other parties that have rights to those cash flows. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.
On January 1, 2010, the Firm implemented new consolidation accounting guidance related to VIEs. The new guidance eliminates the concept of qualified special purpose entities (“QSPEs”) that were previously exempt from consolidation and introduces a new framework for determining the primary beneficiary of a VIE. The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. Under the new guidance, the primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
The Firm performs on-going reassessments of: 1) whether any entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and are therefore subject to the VIE consolidation framework; and 2) whether changes in the facts and circumstances regarding the Firm’s involvement with a VIE cause the Firm’s consolidation conclusion regarding the VIE to change.
For further details regarding the Firm’s application of the new accounting guidance effective January 1, 2010, see Note 15 on pages 155-167 of this Form 10-Q. For a description of the accounting guidance applied to periods ending prior to January 1, 2010, see Note 1 on page 142 of JPMorgan Chase’s 2009 Annual Report.
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

NOTE 2 — BUSINESS CHANGES AND DEVELOPMENTS
Purchase of remaining interest in J.P. Morgan Cazenove
On January 4, 2010, JPMorgan Chase purchased the remaining interest in J.P. Morgan Cazenove, an investment banking business partnership formed in 2005, which resulted in an adjustment to the Firm’s capital surplus of approximately $1.3 billion.
RBS Sempra transaction
On July 1, 2010, JPMorgan Chase completed the acquisition of RBS Sempra Commodities’ global oil, global metals and European power and gas businesses. The Firm acquired approximately $1.7 billion of net assets which included $3.3 billion of debt which was immediately repaid. This acquisition almost doubled the number of clients the Firm’s commodities business can serve and will enable the Firm to offer them more products in more regions of the world.
Redemption of Series E, F and G cumulative preferred stock
On August 20, 2010, JPMorgan Chase redeemed, at stated redemption value, all outstanding shares of its 6.15% Cumulative Preferred Stock, Series E; 5.72% Cumulative Preferred Stock, Series F, and 5.49% Cumulative Preferred Stock, Series G. For a further discussion of preferred stock, see Note 23 on pages 222-223 of JPMorgan Chase’s 2009 Annual Report.
NOTE 3 — FAIR VALUE MEASUREMENT
For a further discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 148-165 of JPMorgan Chase’s 2009 Annual Report.
During the first nine months of 2010, no changes were made to the Firm’s valuation models that had, or were expected to have, a material impact on the Firm’s Consolidated Balance Sheets or results of operations.

The following table presents the assets and liabilities measured at fair value as of September 30, 2010, and December 31, 2009, by major product category and fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
				Netting	Total
September 30, 2010 (in millions)	Level 1(j)	Level 2(j)	Level 3(j)	adjustments	fair value

Federal funds sold and securities purchased under resale agreements	$—	$23,784	$—	$—	$23,784
Securities borrowed	—	11,509	—	—	11,509

Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	23,311	8,833	179	—	32,323
Residential — nonagency(b)	—	2,733	660	—	3,393
Commercial — nonagency(b)	—	1,261	1,875	—	3,136

Total mortgage-backed securities	23,311	12,827	2,714	—	38,852
U.S. Treasury and government agencies(a)	21,689	14,740	—	—	36,429
Obligations of U.S. states and municipalities	1	7,033	2,050	—	9,084
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,877	—	—	2,877
Non-U.S. government debt securities	33,813	43,931	732	—	78,476
Corporate debt securities	1	46,685	4,411	—	51,097
Loans(c)	—	18,674	16,045	—	34,719
Asset-backed securities	—	2,935	8,112	—	11,047

Total debt instruments	78,815	149,702	34,064	—	262,581
Equity securities	93,322	2,832	1,787	—	97,941
Physical commodities(d)	12,765	2,268	—	—	15,033
Other	—	2,239	428	—	2,667

Total debt and equity instruments(e)	184,902	157,041	36,279	—	378,222
Derivative receivables:
Interest rate	922	1,551,795	6,051	(1,511,490)	47,278
Credit(f)	—	114,422	23,508	(129,308)	8,622
Foreign exchange	1,126	186,173	3,608	(165,944)	24,963
Equity	41	49,173	8,697	(52,622)	5,289
Commodity	891	42,381	1,897	(34,028)	11,141

Total derivative receivables(g)	2,980	1,943,944	43,761	(1,893,392)	97,293

Total trading assets	187,882	2,100,985	80,040	(1,893,392)	475,515

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	125,942	15,864	—	—	141,806
Residential — nonagency(b)	—	46,752	4	—	46,756
Commercial — nonagency(b)	—	5,087	192	—	5,279

Total mortgage-backed securities	125,942	67,703	196	—	193,841
U.S. Treasury and government agencies(a)	3,380	14,435	—	—	17,815
Obligations of U.S. states and municipalities	33	10,003	256	—	10,292
Certificates of deposit	—	2,872	—	—	2,872
Non-U.S. government debt securities	14,394	6,376	—	—	20,770
Corporate debt securities	1	61,426	—	—	61,427
Asset-backed securities:
Credit card receivables	—	8,060	—	—	8,060
Collateralized loan obligations	—	133	13,613	—	13,746
Other	—	8,575	359	—	8,934
Equity securities	2,330	8	54	—	2,392

Total available-for-sale securities	146,080	179,591	14,478	—	340,149

Loans	—	489	1,225	—	1,714
Mortgage servicing rights	—	—	10,305	—	10,305

Other assets:
Private equity investments(h)	120	1,032	8,202	—	9,354
All other	6,796	126	4,445	—	11,367

Total other assets	6,916	1,158	12,647	—	20,721

Total assets measured at fair value on a recurring basis(i)	$340,878	$2,317,516	$118,695	$(1,893,392)	$883,697

	Fair value hierarchy
				Netting	Total
September 30, 2010 (in millions)	Level 1(j)	Level 2(j)	Level 3(j)	adjustments	fair value

Deposits	$—	$3,906	$882	$—	$4,788
Federal funds purchased and securities loaned or sold under repurchase agreements	—	6,200	—	—	6,200
Other borrowed funds	—	9,142	1,305	—	10,447

Trading liabilities:
Debt and equity instruments(e)	63,148	19,747	24	—	82,919
Derivative payables:
Interest rate	816	1,509,177	2,754	(1,488,466)	24,281
Credit(f)	—	116,056	15,529	(126,822)	4,763
Foreign exchange	1,141	192,173	3,694	(168,662)	28,346
Equity	44	49,901	10,503	(49,958)	10,490
Commodity	556	40,630	2,617	(36,781)	7,022

Total derivative payables(g)	2,557	1,907,937	35,097	(1,870,689)	74,902

Total trading liabilities	65,705	1,927,684	35,121	(1,870,689)	157,821

Accounts payable and other liabilities	—	1	340	—	341
Beneficial interests issued by consolidated VIEs	—	1,055	1,328	—	2,383
Long-term debt	—	27,784	14,070	—	41,854

Total liabilities measured at fair value on a recurring basis	$65,705	$1,975,772	$53,046	$(1,870,689)	$223,834

	Fair value hierarchy
				Netting	Total
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Federal funds sold and securities purchased under resale agreements	$—	$20,536	$—	$—	$20,536
Securities borrowed	—	7,032	—	—	7,032
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	33,092	8,373	260	—	41,725
Residential — nonagency(b)	—	2,284	1,115	—	3,399
Commercial — nonagency(b)	—	537	1,770	—	2,307

Total mortgage-backed securities	33,092	11,194	3,145	—	47,431
U.S. Treasury and government agencies(a)	13,701	9,559	—	—	23,260
Obligations of U.S. states and municipalities	—	5,681	1,971	—	7,652
Certificates of deposit, bankers’ acceptances and commercial paper	—	5,419	—	—	5,419
Non-U.S. government debt securities	25,684	32,487	734	—	58,905
Corporate debt securities	—	48,754	5,241	—	53,995
Loans(c)	—	18,330	13,218	—	31,548
Asset-backed securities	—	1,428	7,975	—	9,403

Total debt instruments	72,477	132,852	32,284	—	237,613
Equity securities	75,053	3,450	1,956	—	80,459
Physical commodities(d)	9,450	586	—	—	10,036
Other	—	1,884	926	—	2,810

Total debt and equity instruments(e)	156,980	138,772	35,166	—	330,918

Derivative receivables(f)(g)	2,344	1,516,490	46,684	(1,485,308)	80,210

Total trading assets	159,324	1,655,262	81,850	(1,485,308)	411,128

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	158,957	8,941	—	—	167,898
Residential — nonagency(b)	—	14,773	25	—	14,798
Commercial — nonagency(b)	—	4,590	—	—	4,590

Total mortgage-backed securities	158,957	28,304	25	—	187,286
U.S. Treasury and government agencies(a)	405	29,592	—	—	29,997
Obligations of U.S. states and municipalities	—	6,188	349	—	6,537
Certificates of deposit	—	2,650	—	—	2,650
Non-U.S. government debt securities	5,506	18,997	—	—	24,503
Corporate debt securities	1	62,007	—	—	62,008
Asset-backed securities:
Credit card receivables	—	25,742	—	—	25,742
Collateralized loan obligations	—	5	12,144	—	12,149
Other	—	6,206	588	—	6,794
Equity securities	2,466	146	87	—	2,699

Total available-for-sale securities	167,335	179,837	13,193	—	360,365

Loans	—	374	990	—	1,364
Mortgage servicing rights	—	—	15,531	—	15,531
Other assets:
Private equity investments(h)	165	597	6,563	—	7,325
All other(k)	7,241	90	9,521	—	16,852

Total other assets	7,406	687	16,084	—	24,177

Total assets measured at fair value on a recurring basis(i)	$334,065	$1,863,728	$127,648	$(1,485,308)	$840,133

	Fair value hierarchy
				Netting	Total
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Deposits	$—	$3,979	$476	$—	$4,455
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,396	—	—	3,396
Other borrowed funds	—	5,095	542	—	5,637
Trading liabilities:
Debt and equity instruments(e)	50,577	14,359	10	—	64,946
Derivative payables(f)(g)	2,038	1,481,813	35,332	(1,459,058)	60,125

Total trading liabilities	52,615	1,496,172	35,342	(1,459,058)	125,071

Accounts payable and other liabilities	—	2	355	—	357
Beneficial interests issued by consolidated VIEs	—	785	625	—	1,410
Long-term debt	—	30,685	18,287	—	48,972

Total liabilities measured at fair value on a recurring basis	$52,615	$1,540,114	$55,627	$(1,459,058)	$189,298

(a)	Includes total U.S. government-sponsored enterprise obligations of $148.3 billion and $195.8 billion at September 30, 2010, and December 31, 2009, respectively, which were predominantly mortgage-related.

(b)	For further discussion of residential and commercial mortgage-backed securities (“MBS”), see the “Mortgage-related exposures carried at fair value” section of Note 3 on pages 161-162 of JPMorgan Chase’s 2009 Annual Report.

(c)	Included within trading loans at September 30, 2010, and December 31, 2009, respectively, are $21.2 billion and $20.7 billion, of residential first-lien mortgages and $4.5 billion and $2.7 billion, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $11.0 billion and $11.1 billion, respectively, and reverse mortgages of $4.1 billion and $4.5 billion, respectively. For further discussion of residential and commercial loans carried at fair value or the lower of cost or fair value, see the “Mortgage-related exposures carried at fair value” section of Note 3 on pages 161-162 of JPMorgan Chase’s 2009 Annual Report.

(d)	Physical commodities inventories are generally accounted for at the lower of cost or fair value.

(e)	Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures (“CUSIPs”).

(f)	The level 3 amounts for derivative receivables and derivative payables related to credit primarily include structured credit derivative instruments. For further information on the classification of instruments within the valuation hierarchy, see Note 3 on pages 148-152 of JPMorgan Chase’s 2009 Annual Report.

(g)	As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $17.9 billion and $16.0 billion at September 30, 2010, and December 31, 2009, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(h)	Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $10.0 billion and $8.8 billion at September 30, 2010, and December 31, 2009, respectively.

(i)	At September 30, 2010, and December 31, 2009, balances included investments valued at net asset values of $14.0 billion and $16.8 billion, respectively, of which $7.8 billion and $9.0 billion, respectively, were classified in level 1, $2.0 billion and $3.2 billion, respectively, in level 2 and $4.2 billion and $4.6 billion, respectively, in level 3.

(j)	In the three and nine months ended September 30, 2010, the transfers between levels 1, 2 and 3 were not significant.

(k)	Includes certain assets that are classified within accrued interest receivable and other assets on the Consolidated Balance Sheet at December 31, 2009.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the balance sheet amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2010 and 2009. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		gains/(losses)
Three months ended	Fair value	realized/		issuances	into and/or	Fair value at	related to financial
September 30, 2010	at July 1,	unrealized		settlements,	out of	September 30,	instruments held
(in millions)	2010	gains/(losses)		net	level 3(e)	2010	at September 30, 2010

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$176	$3		$—	$—	$179	$(9)
Residential — nonagency(a)	804	89		(233)	—	660	17
Commercial — nonagency(a)	1,739	89		47	—	1,875	74

Total mortgage-backed securities	2,719	181		(186)	—	2,714	82
Obligations of U.S. states and municipalities	2,008	21		21	—	2,050	19
Non-U.S. government debt securities	608	(4)		131	(3)	732	(3)
Corporate debt securities	4,551	16		73	(229)	4,411	42
Loans	14,889	537		754	(135)	16,045	424
Asset-backed securities	8,143	407		(439)	1	8,112	328

Total debt instruments	32,918	1,158		354	(366)	34,064	892
Equity securities	1,822	25		14	(74)	1,787	59
Other	411	37		(20)	—	428	44

Total debt and equity instruments	35,151	1,220	(b)	348	(440)	36,279	995	(b)

Derivative receivables:
Interest rate	3,047	1,444		(1,168)	(26)	3,297	595
Credit	9,786	(1,635)		(132)	(40)	7,979	(1,443)
Foreign exchange	51	(596)		471	(12)	(86)	(445)
Equity	(1,650)	(142)		(89)	75	(1,806)	(158)
Commodity	(417)	(74)		(266)	37	(720)	(78)

Derivative receivables, net of derivative liabilities	10,817	(1,003	)(b)	(1,184)	34	8,664	(1,529	)(b)

Available-for-sale securities:
Asset-backed securities	12,334	102		1,536	—	13,972	101
Other	410	20		76	—	506	20

Total available-for-sale securities	12,744	122	(c)	1,612	—	14,478	121	(c)

Loans	1,065	104	(b)	56	—	1,225	97	(b)
Mortgage servicing rights	11,853	(1,497	)(d)	(51)	—	10,305	(1,497	)(d)
Other assets:
Private equity investments	7,246	827	(b)	236	(107)	8,202	685	(b)
All other	4,308	(71)	(b)	210	(2)	4,445	7	(b)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		(gains)/losses
Three months ended	Fair value	realized/		issuances	into and/or	Fair value at	related to financial
September 30, 2010	at July 1,	unrealized		settlements,	out of	September 30,	instruments held at
(in millions)	2010	(gains)/losses		net	level 3(e)	2010	September 30, 2010

Liabilities(f):
Deposits	$884	$62	(b)	$(84)	$20	$882	$141	(b)
Other borrowed funds	291	72	(b)	942	—	1,305	68	(b)
Trading liabilities:
Debt and equity instruments	4	—		20	—	24	1	(b)
Accounts payable and other liabilities	449	(52)		(57)	—	340	47
Beneficial interests issued by consolidated VIEs	1,392	27	(b)	(171)	80	1,328	27	(b)
Long-term debt	15,762	784	(b)	(2,303)	(173)	14,070	1,056	(b)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		gains/(losses) related
Three months ended	Fair value at	realized/		issuances	into and/or	Fair value at	to financial
September 30, 2009	July 1,	unrealized		settlements,	out of	September 30,	instruments held
(in millions)	2009	gains/(losses)		net	level 3(e)	2009	at September 30, 2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$257	$3		$63	$(4)	$319	$3
Residential — nonagency(a)	2,832	(140)		(69)	168	2,791	(153)
Commercial — nonagency (a)	1,850	81		(81)	3	1,853	72

Total mortgage-backed securities	4,939	(56)		(87)	167	4,963	(78)
Obligations of U.S. states and municipalities	2,416	18		(245)	—	2,189	4
Non-U.S. government debt securities	726	27		(18)	31	766	31
Corporate debt securities	5,482	200		(301)	(71)	5,310	132
Loans	15,208	299		(898)	17	14,626	194
Asset-backed securities	7,683	609		509	23	8,824	620

Total debt instruments	36,454	1,097		(1,040)	167	36,678	903
Equity securities	1,509	47		(143)	492	1,905	80
Other	1,269	26		(90)	(24)	1,181	22

Total debt and equity instruments	39,232	1,170	(b)	(1,273)	635	39,764	1,005	(b)

Derivative receivables, net of derivative liabilities	18,348	(5,777	)(b)	(688)	389	12,272	(6,298	)(b)

Available-for-sale securities:
Asset-backed securities	11,934	168		654	—	12,756	165
Other	1,677	(18)		(5)	(1,044)	610	(18)

Total available-for-sale securities	13,611	150	(c)	649	(1,044)	13,366	147	(c)

Loans	1,756	7	(b)	(198)	(153)	1,412	(44	)(b)
Mortgage servicing rights	14,600	(1,096	)(d)	159	—	13,663	(1,096	)(d)
Other assets:
Private equity investments	6,129	(103	)(b)	136	—	6,162	(98	)(b)
All other(g)	8,928	(59	)(b)	586	—	9,455	(52	)(b)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		(gains)/losses
Three months ended	Fair value at	realized/		issuances	into and/or	Fair value at	related to financial
September 30, 2009	July 1,	unrealized		settlements,	out of	September 30,	instruments held
(in millions)	2009	(gains)/losses		net	level 3(e)	2009	at September 30, 2009

Liabilities(f):
Deposits	$627	$28	(b)	$(117)	$(5)	$533	$22	(b)
Other borrowed funds	134	2	(b)	(41)	—	95	1	(b)
Trading liabilities:
Debt and equity instruments	53	6	(b)	(47)	—	12	2	(b)
Accounts payable and other liabilities	437	(56	)(b)	1	—	382	(57	)(b)
Beneficial interests issued by consolidated VIEs	1,060	246	(b)	(52)	—	1,254	241	(b)
Long-term debt	17,473	1,274	(b)	616	(304)	19,059	1,352	(b)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		gains/(losses)
Nine months ended	Fair value at	realized/		issuances	into and/or	Fair value at	related to financial
September 30, 2010	January 1,	unrealized		settlements,	out of	September 30,	instruments held
(in millions)	2010	gains/(losses)		net	level 3(e)	2010	at September 30, 2010

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$260	$27		$(105)	$(3)	$179	$(19)
Residential — nonagency(a)	1,115	166		(573)	(48)	660	62
Commercial — nonagency(a)	1,770	205		(97)	(3)	1,875	104

Total mortgage-backed securities	3,145	398		(775)	(54)	2,714	147
Obligations of U.S. states and municipalities	1,971	(6)		(57)	142	2,050	(24)
Non-U.S. government debt securities	734	(94)		95	(3)	732	(77)
Corporate debt securities	5,241	(315)		(394)	(121)	4,411	(36)
Loans	13,218	247		2,797	(217)	16,045	278
Asset-backed securities	7,975	318		(198)	17	8,112	197

Total debt instruments	32,284	548		1,468	(236)	34,064	485
Equity securities	1,956	106		(217)	(58)	1,787	263
Other	926	77		(653)	78	428	77

Total debt and equity instruments	35,166	731	(b)	598	(216)	36,279	825	(b)

Derivative receivables:
Interest rate	2,040	2,885		(1,743)	115	3,297	915
Credit	10,350	(236)		(2,093)	(42)	7,979	291
Foreign exchange	1,082	(1,489)		627	(306)	(86)	191
Equity	(1,791)	(212)		(107)	304	(1,806)	(82)
Commodity	(329)	(726)		206	129	(720)	15

Derivative receivables, net of derivative liabilities	11,352	222	(b)	(3,110)	200	8,664	1,330	(b)

Available-for-sale securities:
Asset-backed securities	12,732	(3)		1,243	—	13,972	(21)
Other	461	(47)		(13)	105	506	20

Total available-for-sale securities	13,193	(50	)(c)	1,230	105	14,478	(1	)(c)

Loans	990	93	(b)	134	8	1,225	41	(b)
Mortgage servicing rights	15,531	(5,177	)(d)	(49)	—	10,305	(5,177	)(d)
Other assets:
Private equity investments	6,563	963	(b)	1,167	(491)	8,202	697	(b)
All other	9,521	(129	)(b)	(4,850)	(97)	4,445	(30	)(b)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		(gains)/losses
Nine months ended	Fair value at	realized/		issuances	into and/or	Fair value at	related to financial
September 30, 2010	January 1,	unrealized		settlements,	out of	September 30,	instruments held
(in millions)	2010	(gains)/losses		Net	level 3(e)	2010	at September 30, 2010

Liabilities(f):
Deposits	$476	$67	(b)	$10	$329	$882	$11	(b)
Other borrowed funds	542	(28	)(b)	1,034	(243)	1,305	(7	)(b)
Trading liabilities:
Debt and equity instruments	10	4	(b)	(13)	23	24	(1	)(b)
Accounts payable and other liabilities	355	(92)		77	—	340	34
Beneficial interests issued by consolidated VIEs	625	(6	)(b)	629	80	1,328	(58	)(b)
Long-term debt	18,287	(251	)(b)	(4,190)	224	14,070	386	(b)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		gains/(losses)
Nine months ended	Fair value at	realized/		issuances	into and/or	Fair value at	related to financial
September 30, 2009	January 1,	unrealized		settlements,	out of	September 30,	instruments held
(in millions)	2009	gains/(losses)		net	level 3(e)	2009	at September 30, 2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$163	$(32)		$119	$69	$319	$(31)
Residential — nonagency(a)	3,339	(688)		498	(358)	2,791	(743)
Commercial — nonagency(a)	2,487	(160)		(326)	(148)	1,853	(206)

Total mortgage-backed securities	5,989	(880)		291	(437)	4,963	(980)
Obligations of U.S. states and municipalities	2,641	71		(523)	—	2,189	(7)
Non-U.S. government debt securities	707	52		(58)	65	766	22
Corporate debt securities	5,280	36		(3,403)	3,397	5,310	(9)
Loans	17,091	(889)		(1,852)	276	14,626	(989)
Asset-backed securities	7,106	1,278		637	(197)	8,824	903

Total debt instruments	38,814	(332)		(4,908)	3,104	36,678	(1,060)
Equity securities	1,380	(200)		(502)	1,227	1,905	(107)
Other	1,226	(81)		4	32	1,181	96

Total debt and equity instruments	41,420	(613	)(b)	(5,406)	4,363	39,764	(1,071	)(b)

Derivative receivables, net of derivative liabilities	9,507	(10,715)		(2,921)	16,401	12,272	(10,127)

Available-for-sale securities:
Asset-backed securities	11,447	30		1,104	175	12,756	168
Other	944	(78)		242	(498)	610	(82)

Total available-for-sale securities	12,391	(48	)(c)	1,346	(323)	13,366	86	(c)

Loans	2,667	(471	)(b)	(1,507)	723	1,412	(469	)(b)
Mortgage servicing rights	9,403	4,045	(d)	215	—	13,663	4,045	(d)
Other assets:
Private equity investments	6,369	(576	)(b)	299	70	6,162	(557	)(b)
All other(g)	8,114	(710	)(b)	2,392	(341)	9,455	(707	)(b)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		(gains)/losses
Nine months ended	Fair value at	realized/		issuances	into and/or	Fair value at	related to financial
September 30, 2009	January 1,	unrealized		settlements,	out of	September 30,	instruments held
(in millions)	2009	(gains)/losses		net	level 3(e)	2009	at September 30, 2009

Liabilities(f):
Deposits	$1,235	$51	(b)	$(810)	$57	$533	$25	(b)
Other borrowed funds	101	(84	)(b)	35	43	95	(2	)(b)
Trading liabilities:
Debt and equity instruments	288	64	(b)	(337)	(3)	12	1	(b)
Accounts payable and other liabilities	—	(60	)(b)	442	—	382	(61	)(b)
Beneficial interests issued by consolidated VIEs	—	407	(b)	(32)	879	1,254	390	(b)
Long-term debt	16,548	1,315	(b)	(1,935)	3,131	19,059	1,015	(b)

(a)	For further discussion of residential and commercial MBS, see the “Mortgage-related exposures carried at fair value” section of Note 3 on pages 161-162 of JPMorgan Chase’s 2009 Annual Report.

(b)	Predominantly reported in principal transactions revenue, except for changes in fair value for Retail Financial Services (“RFS”) mortgage loans originated with the intent to sell, which are reported in mortgage fees and related income.

(c)	Realized gains and losses on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment (“OTTI”) losses that are recorded in earnings, are reported in securities gains. Unrealized gains and losses are reported in other comprehensive income.

(d)	Changes in fair value for RFS mortgage servicing rights are reported in mortgage fees and related income.

(e)	All transfers into and/or out of level 3 are assumed to have occurred at the beginning of the reporting period.

(f)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 24% and 29% at September 30, 2010, and December 31, 2009, respectively.

(g)	Includes certain assets that are classified within accrued interest receivable and other assets on the Consolidated Balance Sheet at September 30, 2009.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the Consolidated Balance Sheets by caption and level within the valuation hierarchy as of the periods indicated for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value hierarchy
September 30, 2010 (in millions)	Level 1(d)	Level 2(d)	Level 3(d)	Total fair value

Loans retained(a)	$—	$3,100	$938	$4,038
Loans held-for-sale(b)	—	434	570	1,004

Total loans	—	3,534	1,508	5,042
Other real estate owned	—	64	427	491
Other assets	—	—	1	1

Total other assets	—	64	428	492

Total assets at fair value on a nonrecurring basis	$—	$3,598	$1,936	$5,534

Accounts payable and other liabilities(c)	$—	$86	$17	$103

Total liabilities at fair value on a nonrecurring basis	$—	$86	$17	$103

	Fair value hierarchy
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans retained(a)	$—	$4,544	$1,137	$5,681
Loans held-for-sale(b)	—	601	1,029	1,630

Total loans	—	5,145	2,166	7,311
Other real estate owned	—	307	387	694
Other assets	—	—	184	184

Total other assets	—	307	571	878

Total assets at fair value on a nonrecurring basis	$—	$5,452	$2,737	$8,189

Accounts payable and other liabilities(c)	$—	$87	$39	$126

Total liabilities at fair value on a nonrecurring basis	$—	$87	$39	$126

(a)	Reflects mortgage, home equity and other loans where the carrying value is based on the fair value of the underlying collateral.

(b)	Predominantly includes leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(c)	Represents, at September 30, 2010, and December 31, 2009, fair value adjustments associated with $555 million and $648 million, respectively, of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio.

(d)	In the three and nine months ended September 30, 2010, the transfers between levels 1, 2 and 3 were not significant.
The method used to estimate the fair value of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), depends on the type of collateral (e.g., securities, real estate, nonfinancial assets). Fair value of the collateral is estimated based on quoted market prices, broker quotes or independent appraisals, or by using a DCF model. For further information, see Note 14 on pages 154—155 of this Form 10-Q.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2010 and 2009, related to financial instruments held at those dates.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Loans retained	$(804)	$(1,272)	$(1,289)	$(2,779)
Loans held-for-sale	20	242	78	(315)

Total loans	(784)	(1,030)	(1,211)	(3,094)

Other assets	(8)	(53)	17	(94)
Accounts payable and other liabilities	—	29	5	12

Total nonrecurring fair value gains/(losses)	$(792)	$(1,054)	$(1,189)	$(3,176)

Level 3 analysis
Level 3 assets at September 30, 2010, principally include derivative receivables, mortgage servicing rights (“MSRs”), trading loans, and collateralized loan obligations (“CLOs”) held within the available-for-sale securities portfolio. For further discussion of JPMorgan Chase’s valuation methodologies for assets and liabilities measured at fair value, see Note 3 on pages 148—165 of JPMorgan Chase’s 2009 Annual Report.
•	Derivative receivables included $43.8 billion of interest rate, credit, foreign exchange, equity and commodity contracts classified within level 3 at September 30, 2010. Included within this balance was $16.7 billion of structured credit derivatives with corporate debt underlying. In assessing the Firm’s risk exposure to structured credit derivatives, the Firm believes consideration should also be given to derivative liabilities with similar, and therefore, offsetting risk profiles. At September 30, 2010, there was $8.2 billion of level 3 derivative liabilities with risk characteristics similar to those of the derivative receivable assets that were classified in level 3. Both derivative receivables and payables are modeled and valued the same way with the same parameters and inputs. In addition, the counterparty credit risk and market risk exposure of all level 3 derivatives is partially hedged with standard derivatives, for which the inputs are largely observable, that are largely liquid, and that are classified within level 2 of the valuation hierarchy.
•	Mortgage servicing rights represent the fair value of future cash flows for performing specified mortgage servicing activities for others (predominantly with respect to residential mortgage loans). For a further description of the MSR asset, interest rate risk management and the valuation methodology used for MSRs, including valuation assumptions and sensitivities, see Note 16 on pages 167—170 of this Form 10-Q and Note 17 on pages 214—217 of JPMorgan Chase’s 2009 Annual Report.
•	CLOs of $13.6 billion are securities backed by corporate loans, and they are held in the Firm’s AFS securities portfolio. For these securities, external pricing information is not available. They are therefore valued using market-standard models to model the specific collateral composition and cash flow structure of each deal; key inputs to the model are market spread data for each credit rating, collateral type and other relevant contractual features. Substantially all of these securities are rated “AAA,” “AA” and “A” and have an average credit enhancement of 30%. Credit enhancement in CLOs is primarily in the form of overcollateralization, which is the excess of the par amount of collateral over the par amount of the securities. For further discussion, see Note 11 on pages 143—148 of this Form 10-Q.
•	Trading loans largely include $7.3 billion of commercial mortgage loans and nonagency residential mortgage whole loans held in the Investment Bank (“IB”) for which there is limited price transparency; and $4.1 billion of reverse mortgages for which the principal risk sensitivities are mortality risk and home prices. The fair value of the commercial and residential mortgage loans is estimated by projecting expected cash flows, considering relevant borrower-specific and market factors, and discounting those cash flows at a rate reflecting current market liquidity. Loans are partially hedged by level 2 instruments, including credit default swaps and interest rate derivatives, which are observable and liquid.
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 6% of total Firm assets at September 30, 2010. The following describes significant changes to level 3 assets during the quarter.
For the three months ended September 30, 2010
Level 3 assets were $120.6 billion at September 30, 2010, reflecting an increase of $760 million from the second quarter. The increase is mainly due to:
•	$1.6 billion increase in asset-backed AFS securities driven predominantly by purchases of CLOs in the Firm’s AFS securities portfolio. The securities are backed by corporate loans and are rated “AAA,” “AA” and “A”;
•	$1.2 billion increase in trading loans driven by warehouse loan originations;
•	$1.0 billion increase in private equity investments largely driven by gains on investments in the portfolio;
•	$2.0 billion decrease in derivative receivables, predominantly due to tightening of credit spreads; and
•	$1.5 billion decrease in MSRs. For a further discussion of the change, refer to Note 16 on pages 167-170 of this Form 10-Q.
For the nine months ended September 30, 2010
Level 3 assets decreased by $9.8 billion in the first nine months of 2010, due to the following:
•	$5.2 billion decrease in MSRs. For a further discussion of the change, refer to Note 16 on pages 167-170 of this Form 10-Q;

•	A net decrease of $3.5 billion due to the adoption of new consolidation guidance related to VIEs. As a result of the adoption of the new guidance, there was a decrease of $5.0 billion in accrued interest and accounts receivable related to retained securitization interests in Firm-sponsored credit card securitization trusts that were eliminated upon consolidation, partially offset by an increase of $1.5 billion in trading debt and equity instruments;
•	$2.9 billion decrease in derivative receivables, largely driven by changes in credit spreads;
•	$1.6 billion increase in private equity investments largely driven by gains on investments in the portfolio; and
•	$1.2 billion increase in asset-backed AFS securities predominantly driven by purchases of CLOs in the Firm’s AFS securities portfolio. The securities purchased are backed by corporate loans and are rated “AAA,” “AA” and “A”.
Gains and Losses
Included in the tables for the three months ended September 30, 2010
•	$1.0 billion of net losses on derivatives, largely due to the tightening of credit spreads;
•	$1.2 billion of net gains on trading assets—debt and equity securities largely due to asset-backed securities and trading loans;
•	$784 million of losses related to long-term structured note liabilities, largely due to foreign exchange revaluation;
•	$827 million of gains in private equity largely driven by gains in investments in the portfolio; and
•	$1.5 billion of losses on MSRs.
Included in the tables for the three months ended September 30, 2009
•	$1.1 billion of losses on MSRs;
•	$1.2 billion in gains on trading—debt and equity assets, predominantly from other asset-backed securities and mortgage-related transactions;
•	$5.8 billion of net losses on derivatives primarily related to credit spread tightening; and
•	$1.3 billion of losses related to structured note liabilities, predominantly due to volatility in equity markets.
Included in the tables for the nine months ended September 30, 2010
•	$5.2 billion of losses on MSRs; and
•	$963 million gain in private equity largely driven by gains in investments in the portfolio.
Included in the tables for the nine months ended September 30, 2009
•	$4.0 billion of gains on MSRs;
•	$10.7 billion of net losses on derivatives primarily related to credit spread tightening;
•	$1.9 billion of losses on trading—debt and equity assets primarily related to residential and commercial loans and mortgage-backed securities, principally driven by markdowns and sales; these losses were partially offset by gains of $1.3 billion on other asset-backed securities; and
•	$1.3 billion of losses related to structured note liabilities, predominantly due to volatility in the equity markets.
Credit adjustments
When determining the fair value of an instrument, it may be necessary to record a valuation adjustment to arrive at an exit price under U.S. GAAP. Valuation adjustments include, but are not limited to, amounts to reflect counterparty credit quality and the Firm’s own creditworthiness. The market’s view of the Firm’s credit quality is reflected in credit spreads observed in the credit default swap market. For a detailed discussion of the valuation adjustments the Firm considers, see Note 3 on pages 148—165 of JPMorgan Chase’s 2009 Annual Report.
The following table provides the credit adjustments, excluding the effect of any hedging activity, reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	September 30, 2010	December 31, 2009

Derivative receivables balance	$97,293	$80,210
Derivatives CVA(a)	(5,138)	(3,697)
Derivative payables balance	74,902	60,125
Derivatives DVA	(885)	(841	)(d)
Structured notes balance(b)(c)	57,089	59,064
Structured notes DVA	(1,135)	(685	)(d)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by credit portfolio and other lines of business within IB.

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, based on the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 129-131 of this Form 10-Q.

(d)	The prior period has been revised.

The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Credit adjustments:
Derivative CVA(a)	$(527)	$1,439	$(1,441)	$5,838
Derivative DVA	(247)	(202)	44	(581)
Structured note DVA(b)	(246)	(840)	450	(1,301)

(a)	Derivatives CVA, gross of hedges, includes results managed by credit portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 129—131 of this Form 10-Q.
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
Financial instruments for which carrying value approximates fair value
Certain financial instruments that are not carried at fair value on the Consolidated Balance Sheets are carried at amounts that approximate fair value, due to their short-term nature and generally negligible credit risk. These instruments include cash and due from banks; deposits with banks, federal funds sold; securities purchased under resale agreements and securities borrowed with short-dated maturities; short-term receivables and accrued interest receivable; commercial paper; federal funds purchased; securities loaned and sold under repurchase agreements with short-dated maturities; other borrowed funds (excluding advances from the Federal Home Loan Banks (“FHLBs”)); accounts payable; and accrued liabilities. In addition, U.S. GAAP requires that the fair value for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value; recognition of the inherent funding value of these instruments is not permitted.

The following table presents the carrying values and estimated fair values of financial assets and liabilities.

	September 30, 2010			December 31, 2009
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
(in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$55.0	$55.0	$—	$89.4	$89.4	$—
Accrued interest and accounts receivable (included zero and $5.0 at fair value at September 30, 2010, and December 31, 2009, respectively)	63.2	63.2	—	67.4	67.4	—
Federal funds sold and securities purchased under resale agreements (included $23.8 and $20.5 at fair value at September 30, 2010, and December 31, 2009, respectively)	235.4	235.4	—	195.4	195.4	—
Securities borrowed (included $11.5 and $7.0 at fair value at September 30, 2010, and December 31, 2009, respectively)	127.4	127.4	—	119.6	119.6	—
Trading assets	475.5	475.5	—	411.1	411.1	—
Securities (included $340.1 and $360.4 at fair value at September 30, 2010, and December 31, 2009, respectively)	340.2	340.2	—	360.4	360.4	—
Loans (included $1.7 and $1.4 at fair value at September 30, 2010, and December 31, 2009, respectively)(a)	656.4	659.8	3.4	601.9	598.3	(3.6)
Mortgage servicing rights at fair value	10.3	10.3	—	15.5	15.5	—
Other (included $20.7 and $19.2 at fair value at September 30, 2010, and December 31, 2009, respectively)	73.2	73.1	(0.1)	73.4	73.2	(0.2)

Total financial assets	$2,036.6	$2,039.9	$3.3	$1,934.1	$1,930.3	$(3.8)

Financial liabilities
Deposits (included $4.8 and $4.5 at fair value at September 30, 2010, and December 31, 2009, respectively)	$903.1	$904.3	$(1.2)	$938.4	$939.5	$(1.1)
Federal funds purchased and securities loaned or sold under repurchase agreements (included $6.2 and $3.4 at fair value at September 30, 2010, and December 31, 2009, respectively)	314.2	314.2	—	261.4	261.4	—
Commercial paper	38.6	38.6	—	41.8	41.8	—
Other borrowed funds (included $10.4 and $5.6 at fair value at September 30, 2010, and December 31, 2009, respectively)	51.6	51.6	—	55.7	55.9	(0.2)
Trading liabilities	157.8	157.8	—	125.1	125.1	—
Accounts payable and other liabilities (included $0.3 and $0.4 at fair value at September 30, 2010, and December 31, 2009, respectively)	141.2	141.2	—	136.8	136.8	—
Beneficial interests issued by consolidated VIEs (included $2.4 and $1.4 at fair value at September 30, 2010, and December 31, 2009, respectively)	77.4	78.2	(0.8)	15.2	15.2	—
Long-term debt and junior subordinated deferrable interest debentures (included $41.9 and $49.0 at fair value at September 30, 2010, and December 31, 2009, respectively)	255.6	256.9	(1.3)	266.3	268.4	(2.1)

Total financial liabilities	$1,939.5	$1,942.8	$(3.3)	$1,840.7	$1,844.1	$(3.4)

Net (depreciation)/appreciation			$—			$(7.2)

(a)	Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, customer rate and contractual fees) and key inputs including expected lifetime credit losses, interest rates, prepayment rates and primary origination or secondary market spreads. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Note 3 on pages 148-152 of JPMorgan Chase’s 2009 Annual Report.

The majority of the Firm’s unfunded lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending—related commitments were as follows for the periods indicated.

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(in billions)	value(a)	fair value	value(a)	fair value

Wholesale lending—related commitments	$0.9	$1.3	$0.9	$1.3

(a)	Represents the allowance for wholesale unfunded lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset, each recognized at fair value at the inception of guarantees.
The Firm does not estimate the fair value of consumer lending—related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower prior notice or, in some cases, without notice as permitted by law. For a further discussion of the valuation of lending-related commitments, see Note 3 on pages 149—150 of JPMorgan Chase’s 2009 Annual Report.
Trading assets and liabilities — average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Trading assets — debt and equity instruments(a)	$347,990	$316,938	$340,181	$313,586
Trading assets — derivative receivables	92,857	99,807	83,702	118,560
Trading liabilities — debt and equity instruments(a)(b)	79,838	59,843	76,104	56,451
Trading liabilities — derivative payables	69,350	75,458	63,688	82,781

(a)	Balances reflect the reduction of securities owned (long positions) by the amount of securities sold, but not yet purchased (short positions) when the long and short positions have identical CUSIPs.

(b)	Primarily represent securities sold, not yet purchased.

NOTE 4 — FAIR VALUE OPTION
For a discussion of the primary financial instruments for which fair value elections have been made, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 4 on pages 165—167 of JPMorgan Chase’s 2009 Annual Report.
2010 Elections
The fair value option was elected in connection with the adoption of the new accounting guidance related to:
•	The consolidation of VIEs effective January 1, 2010. The election was made for long-term beneficial interests related to securitization trusts within IB that were consolidated where the underlying assets are carried at fair value.

•	Beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument, effective July 1, 2010.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2010				2009
				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value
(in millions)	transactions	income		recorded	transactions	income		recorded

Federal funds sold and securities purchased under resale agreements	$259	$—		$259	$161	$—		$161
Securities borrowed	5	—		5	100	—		100
Trading assets:
Debt and equity instruments, excluding loans	235	(2	)(c)	233	200	(4	)(c)	196
Loans reported as trading assets:
Changes in instrument-specific credit risk	359	(20	)(c)	339	132	5	(c)	137
Other changes in fair value	530	1,703	(c)	2,233	397	965	(c)	1,362
Loans:
Changes in instrument-specific credit risk	10	—		10	29	—		29
Other changes in fair value	122	—		122	(53)	—		(53)
Other assets	—	(133	)(d)	(133)	—	(87	)(d)	(87)
Deposits(a)	(174)	—		(174)	(313)	—		(313)
Federal funds purchased and securities loaned or sold under repurchase agreements	(38)	—		(38)	(19)	—		(19)
Other borrowed funds(a)	(679)	—		(679)	(1,092)	—		(1,092)
Trading liabilities	(16)	—		(16)	(8)	—		(8)
Beneficial interests issued by consolidated VIEs	(64)	—		(64)	(277)	—		(277)
Other liabilities	(30)	(4	)(d)	(34)	(59)	—		(59)
Long-term debt:
Changes in instrument-specific credit risk(a)	(207)	—		(207)	(831)	—		(831)
Other changes in fair value(b)	(455)	—		(455)	(1,002)	—		(1,002)

	Nine months ended September 30,
	2010				2009
				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value
(in millions)	transactions	income		recorded	transactions	income		recorded

Federal funds sold and securities purchased under resale agreements	$539	$—		$539	$(334)	$—		$(334)
Securities borrowed	44	—		44	81	—		81
Trading assets:
Debt and equity instruments, excluding loans	431	(13	)(c)	418	504	15	(c)	519
Loans reported as trading assets:
Changes in instrument-specific credit risk	1,157	2	(c)	1,159	(340)	(160	)(c)	(500)
Other changes in fair value	(153)	3,675	(c)	3,522	1,109	2,397	(c)	3,506
Loans:
Changes in instrument-specific credit risk	89	—		89	(300)	—		(300)
Other changes in fair value	51	—		51	(179)	—		(179)
Other assets	—	(235	)(d)	(235)	—	(675	)(d)	(675)
Deposits(a)	(466)	—		(466)	(499)	—		(499)
Federal funds purchased and securities loaned or sold under repurchase agreements	(103)	—		(103)	75	—		75
Other borrowed funds(a)	233	—		233	(1,238)	—		(1,238)
Trading liabilities	(19)	—		(19)	(23)	—		(23)
Beneficial interests issued by consolidated VIEs	(32)	—		(32)	(401)	—		(401)
Other liabilities	(26)	10	(d)	(16)	(55)	—		(55)
Long-term debt:
Changes in instrument-specific credit risk(a)	378	—		378	(1,225)	—		(1,225)
Other changes in fair value(b)	1,103	—		1,103	(2,773)	—		(2,773)

(a)	Total changes in instrument-specific credit risk related to structured notes were $(246) million and $(840) million for the three months ended September 30, 2010 and 2009, respectively, and $450 million and $(1.3) billion for the nine months ended September 30, 2010 and 2009, respectively. Those totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)	Structured notes are debt instruments with embedded derivatives that are tailored to meet a client’s need for derivative risk in funded form. The embedded derivative is the primary driver of risk. Although the risk associated with the structured notes is actively managed, the gains reported in this table do not include the income statement impact of such risk management instruments.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2010, and December 31, 2009, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2010			December 31, 2009
			Fair value			Fair value
			over/(under)			over/(under)
	Contractual		contractual	Contractual		contractual
	principal		principal	principal		principal
(in millions)	outstanding	Fair value	outstanding	outstanding	Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—	$—	$—	$—	$—	$—
Loans	—	—	—	—	—	—
Nonaccrual loans
Loans reported as trading assets	4,778	1,022	(3,756)	7,264	2,207	(5,057)
Loans	959	102	(857)	1,126	151	(975)

Subtotal	5,737	1,124	(4,613)	8,390	2,358	(6,032)
All other performing loans
Loans reported as trading assets	39,442	33,697	(5,745)	35,095	29,341	(5,754)
Loans	2,364	1,317	(1,047)	2,147	1,000	(1,147)

Total loans	$47,543	$36,138	$(11,405)	$45,632	$32,699	$(12,933)

Long-term debt
Principal—protected debt	$21,829 (b)	$22,998	$1,169	$26,765 (b)	$26,378	$(387)
Nonprincipal—protected debt(a)	NA	18,856	NA	NA	22,594	NA

Total long-term debt	NA	$41,854	NA	NA	$48,972	NA

Long-term beneficial interests
Principal—protected debt	$51	$51	$—	$90	$90	$—
Nonprincipal—protected debt(a)	NA	2,332	NA	NA	1,320	NA

Total long-term beneficial interests	NA	$2,383	NA	NA	$1,410	NA

(a)	Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note.

(b)	Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.

NOTE 5 — DERIVATIVE INSTRUMENTS
For a further discussion of the Firm’s use and accounting policies regarding derivative instruments, see Note 5 on pages 167—175 of JPMorgan Chase’s 2009 Annual Report.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of September 30, 2010, and December 31, 2009.

	Notional amounts(b)
(in billions)	September 30, 2010	December 31, 2009

Interest rate contracts
Swaps	$44,411	$47,663
Futures and forwards	9,941	6,986
Written options	4,338	4,553
Purchased options	4,211	4,584

Total interest rate contracts	62,901	63,786

Credit derivatives(a)	5,562	5,994

Foreign exchange contracts
Cross-currency swaps	2,533	2,217
Spot, futures and forwards	4,335	3,578
Written options	720	685
Purchased options	706	699

Total foreign exchange contracts	8,294	7,179

Equity contracts
Swaps	108	81
Futures and forwards	42	45
Written options	577	502
Purchased options	556	449

Total equity contracts	1,283	1,077

Commodity contracts
Swaps	372	178
Spot, futures and forwards	160	113
Written options	258	201
Purchased options	257	205

Total commodity contracts	1,047	697

Total derivative notional amounts	$79,087	$78,733

(a)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 139—140 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivative activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following tables summarize information on derivative fair values that are reflected on the Firm’s Consolidated Balance Sheets as of September 30, 2010, and December 31, 2009, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.
Free-standing derivatives(a)

	Derivative receivables			Derivative payables
				Not
September 30, 2010	Not designated	Designated	Total derivative	designated	Designated	Total derivative
(in millions)	as hedges	as hedges	receivables	as hedges	as hedges	payables

Trading assets and liabilities
Interest rate	$1,550,411	$8,357	$1,558,768	$1,511,586	$1,161	$1,512,747
Credit	137,930	—	137,930	131,585	—	131,585
Foreign exchange(b)	188,035	2,872	190,907	195,934	1,074	197,008
Equity	57,911	—	57,911	60,448	—	60,448
Commodity	45,097	72	45,169	42,431	1,372 (d)	43,803

Gross fair value of trading assets and liabilities	$1,979,384	$11,301	$1,990,685	$1,941,984	$3,607	$1,945,591
Netting adjustment(c)			(1,893,392)			(1,870,689)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$97,293			$74,902

	Derivative receivables			Derivative payables
				Not
December 31, 2009	Not designated	Designated	Total derivative	designated	Designated	Total derivative
(in millions)	as hedges	as hedges	receivables	as hedges	as hedges	payables

Trading assets and liabilities
Interest rate	$1,148,901	$6,568	$1,155,469	$1,121,978	$427	$1,122,405
Credit	170,864	—	170,864	164,790	—	164,790
Foreign exchange(b)	141,790	2,497	144,287	137,865	353	138,218
Equity	57,871	—	57,871	58,494	—	58,494
Commodity	36,988	39	37,027	35,082	194 (d)	35,276

Gross fair value of trading assets and liabilities	$1,556,414	$9,104	$1,565,518	$1,518,209	$974	$1,519,183
Netting adjustment(c)			(1,485,308)			(1,459,058)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$80,210			$60,125

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 129—131 of this Form 10-Q and Note 4 on pages 165—167 of JPMorgan Chase’s 2009 Annual Report for further information.

(b)	Excludes $36 million of foreign currency-denominated debt designated as a net investment hedge at September 30, 2010. The Firm did not use foreign currency-denominated debt as a hedging instrument in 2009, and therefore there was no impact as of December, 31, 2009.

(c)	U.S. GAAP permits the netting of derivative receivables and payables, and the related cash collateral received and paid when a legally enforceable master netting agreement exists between the Firm and a derivative counterparty.

(d)	Excludes $758 million and $1.3 billion related to separated commodity derivatives used as fair value hedging instruments that are recorded in the line item of the host contract (other borrowed funds) as of September 30, 2010, and December 31, 2009, respectively.
Derivative receivables and payables mark-to-market
The following table summarizes the fair values of derivative receivables and payables, including those designated as hedges by contract type after netting adjustments as of September 30, 2010, and December 31, 2009.

	Trading assets-Derivative receivables		Trading liabilities-Derivative payables
(in millions)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Contract type:
Interest rate(a)	$47,278	$33,733	$24,281	$19,688
Credit(a)	8,622	11,859	4,763	6,036
Foreign exchange	24,963	21,984	28,346	19,818
Equity	5,289	6,635	10,490	11,554
Commodity	11,141	5,999	7,022	3,029

Total	$97,293	$80,210	$74,902	$60,125

(a)	In the first quarter of 2010, the reporting of cash collateral netting was enhanced. Prior periods have been revised to conform to the current presentation. The revision resulted in an increase to interest rate derivative receivables and a corresponding decrease to credit derivative receivables of $7.0 billion, and an increase to interest rate derivative payables and a corresponding decrease to credit derivative payables of $4.5 billion as of December 31, 2009.
Impact of derivatives and hedged items on the income statement and on other comprehensive income
The following tables summarize the total pretax impact of JPMorgan Chase’s derivative-related activities on the Firm’s Consolidated Statements of Income and Other Comprehensive Income for the three and nine months ended September 30, 2010 and 2009, respectively, by accounting designation.
Consolidated Statements of Income

	Derivative-related gains/(losses)
			Net	Risk
Three months ended September 30,	Fair value	Cash flow	investment	management	Trading
(in millions)	hedges(a)	hedges	hedges	activities	activities(a)	Total

2010	$107	$78	$(24)	$2,433	$6,317	$8,911
2009	117	42	(40)	479	5,965	6,563

Consolidated Statements of Income

	Derivative-related gains/(losses)
			Net	Risk
Nine months ended September 30,	Fair value	Cash flow	investment	management	Trading
(in millions)	hedges(a)	hedges	hedges	activities	activities(a)	Total

2010	$200	$93	$(97)	$6,122	$6,873	$13,191
2009	587	184	(70)	(4,910)	16,090	11,881

Other comprehensive income/(loss)

	Derivative-related net changes in other comprehensive income
			Net	Risk
Three months ended September 30,	Fair value	Cash flow	investment	management	Trading
(in millions)	hedges	hedges	hedges(b)	activities	activities	Total

2010	NA	$(35)	$(741)	NA	NA	$(776)
2009	NA	351	(223)	NA	NA	128

Other comprehensive income/(loss)

	Derivative-related net changes in other comprehensive income
			Net	Risk
Nine months ended September 30,	Fair value	Cash flow	investment	management	Trading
(in millions)	hedges	hedges	hedges(b)	activities	activities	Total

2010	NA	$242	$16	NA	NA	$258
2009	NA	519	(250)	NA	NA	269

(a)	Includes the hedge accounting impact of the hedged item for fair value hedges and includes cash instruments within trading activities.

(b)	Includes $2 million of foreign currency translation loss and $41 million of foreign currency transaction gain related to foreign currency-denominated debt designated as a net investment hedge for the three and nine months ended September 30, 2010. The Firm did not use foreign currency-denominated debt as a hedging instrument in 2009 and, therefore, there was no impact for the three and nine months ended September 30, 2009.

The tables that follow reflect more detailed information regarding the derivative-related income statement impact by accounting designation for the three and nine months ended September 30, 2010 and 2009, respectively.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2010 and 2009, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended			Total income
September 30, 2010			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$667	$(536)	$131	$17	$114
Foreign exchange(b)	(5,312)	5,091	(221)	—	(221)
Commodity(c)	(782)	979	197	—	197

Total	$(5,427)	$5,534	$107	$17	$90

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended			Total income
September 30, 2009			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$1,308	$(1,071)	$237	$32	$205
Foreign exchange(b)	(134)	37	(97)	—	(97)
Commodity(c)	(84)	61	(23)	—	(23)

Total	$1,090	$(973)	$117	$32	$85

	Gains/(losses) recorded in income			Income statement impact due to:
Nine months ended			Total income
September 30, 2010			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$2,644	$(2,134)	$510	$141	$369
Foreign exchange(b)	176	(431)	(255)	—	(255)
Commodity(c)	(1,098)	1,043	(55)	—	(55)

Total	$1,722	$(1,522)	$200	$141	$59

	Gains/(losses) recorded in income			Income statement impact due to:
Nine months ended			Total income
September 30, 2009			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$(2,315)	$2,875	$560	$(452)	$1,012
Foreign exchange(b)	(1,728)	1,791	63	—	63
Commodity(c)	(279)	243	(36)	—	(36)

Total	$(4,322)	$4,909	$587	$(452)	$1,039

(a)	Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate (“LIBOR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items, due to changes in spot foreign currency rates, were recorded in principal transactions revenue.

(c)	Consists of overall fair value hedges of physical gold and base metal inventory. Gains and losses were recorded in principal transactions revenue.

(d)	Total income statement impact for fair value hedges consists of hedge ineffectiveness and any components excluded from the assessment of hedge effectiveness.

(e)	Hedge ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

(f)	Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2010 and 2009, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
		Hedge
	Derivatives —	ineffectiveness
	effective portion	recorded directly		Derivatives —	Total change
Three months ended	reclassified from	in	Total income	effective portion	in OCI
September 30, 2010 (in millions)	AOCI to income	income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$89 (c)	$5	$94	$59	$(30)
Foreign exchange(b)	(16)	—	(16)	(21)	(5)

Total	$73	$5	$78	$38	$(35)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
		Hedge
	Derivatives —	ineffectiveness
	effective portion	recorded directly		Derivatives —
Three months ended	reclassified from	in	Total income	effective portion	Total change in OCI
September 30, 2009 (in millions)	AOCI to income	income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(5)	$(13)	$(18)	$382	$387
Foreign exchange(b)	60	—	60	24	(36)

Total	$55	$(13)	$42	$406	$351

	Gains/(losses) recorded in income and other comprehensive income/(loss)
		Hedge
	Derivatives —	ineffectiveness
	effective portion	recorded directly		Derivatives —	Total change
Nine months ended	reclassified from	in	Total income	effective portion	in OCI
September 30, 2010 (in millions)	AOCI to income	income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$171 (c)	$16	$187	$408	$237
Foreign exchange(b)	(91)	(3)	(94)	(86)	5

Total	$80	$13	$93	$322	$242

	Gains/(losses) recorded in income and other comprehensive income/(loss)
		Hedge
	Derivatives —	ineffectiveness
	effective portion	recorded directly		Derivatives —
Nine months ended	reclassified from	in	Total income	effective portion	Total change in OCI
September 30, 2009 (in millions)	AOCI to income	income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(74)	$(11)	$(85)	$83	$157
Foreign exchange(b)	269	—	269	631	362

Total	$195	$(11)	$184	$714	$519

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item - primarily net interest income, compensation expense and other expense.

(c)	In the second quarter of 2010, the Firm reclassified a $25 million loss from accumulated other comprehensive income (“AOCI”) to earnings because the Firm determined that it is probable that forecasted interest payment cash flows related to certain wholesale deposits will not occur. The Firm did not experience forecasted transactions that failed to occur during the first and third quarters of 2010, and during the three and nine months ended September 30, 2009, respectively.

(d)	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
Over the next 12 months, the Firm expects that $327 million (after-tax) of net losses recorded in AOCI at September 30, 2010, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following tables present hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2010 and 2009, respectively.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2010		2009
	Excluded components		Excluded components
Three months ended September 30,	recorded directly	Effective portion	recorded directly	Effective portion
(in millions)	in income(a)	recorded in OCI	in income(a)	recorded in OCI

Contract type
Foreign exchange derivatives	$(24)	$(739)	$(40)	$(223)
Foreign currency denominated debt	—	(2)	NA	NA

Total	$(24)	$(741)	$(40)	$(223)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2010		2009
	Excluded components		Excluded components
Nine months ended September 30,	recorded directly	Effective portion	recorded directly	Effective portion
(in millions)	in income(a)	recorded in OCI	in income(a)	recorded in OCI

Contract type
Foreign exchange derivatives	$(97)	$(25)	$(70)	$(250)
Foreign currency denominated debt	—	41	NA	NA

Total	$(97)	$16	$(70)	$(250)

(a)	Certain components of derivatives used as hedging instruments are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forwards contract. Amounts related to excluded components are recorded in current-period income. There was no ineffectiveness for net investment hedge accounting relationships during the three and nine months ended September 30, 2010 and 2009.
Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge relationships, and the pretax gains/(losses) recorded on such derivatives for the three and nine months ended September 30, 2010 and 2009, respectively. These derivatives are risk management instruments used to mitigate or transform the risk of market exposures arising from banking activities other than trading activities, which are discussed separately below.

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Contract type
Interest rate(a)	$2,612	$1,422	$6,424	$(1,778)
Credit(b)	(148)	(886)	(207)	(2,914)
Foreign exchange(c)	(30)	(8)	(71)	(159)
Equity(b)	—	(7)	—	(7)

Commodity(b)	(1)	(42)	(24)	(52)

Total	$2,433	$479	$6,122	$(4,910)

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.

Trading derivative gains and losses
The following table presents trading derivatives gains and losses, by contract type, that are recorded in principal transactions revenue in the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, respectively. The Firm has elected to present derivative gains and losses related to its trading activities together with the cash instruments with which they are risk managed.

	Gains/(losses) recorded in principal transactions revenue
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Type of instrument
Interest rate	$(429)	$1,320	$(359)	$5,078
Credit	773	2,321	4,185	4,004
Foreign exchange	5,457	1,734	1,178	4,860
Equity	500	264	1,407	1,062
Commodity	16	326	462	1,086

Total	$6,317	$5,965	$6,873	$16,090

Credit risk, liquidity risk and credit-related contingent features
Derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the mark-to-market (“MTM”) moves in the counterparties’ favor, or upon specified downgrades in the Firm’s or its subsidiaries’ respective credit ratings. At September 30, 2010, the impact of a single-notch and six-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) would have required $1.9 billion and $5.0 billion, respectively, of additional collateral to be posted by the Firm. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. At September 30, 2010, the impact of single-notch and six-notch ratings downgrades to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., related to contracts with termination triggers would have required the Firm to settle trades with a fair value of $156 million and $4.0 billion, respectively. The aggregate fair value of net derivative payables that contain contingent collateral or termination features triggered upon a downgrade was $37.2 billion at September 30, 2010, for which the Firm has posted collateral of $35.7 billion in the normal course of business.
The following tables show the current credit risk of derivative receivables after netting adjustments and collateral received, and the current liquidity risk of derivative payables after netting adjustments and collateral posted, as of September 30, 2010, and December 31, 2009, respectively.

September 30, 2010 (in millions)	Derivative receivables	Derivative payables

Gross derivative fair value	$1,990,685	$1,945,591
Netting adjustment — offsetting receivables/payables	(1,812,538)	(1,812,538)
Netting adjustment — cash collateral received/paid	(80,854)	(58,151)

Carrying value on Consolidated Balance Sheets	$97,293	$74,902

December 31, 2009 (in millions)	Derivative receivables	Derivative payables

Gross derivative fair value	$1,565,518	$1,519,183
Netting adjustment — offsetting receivables/payables	(1,419,840)	(1,419,840)
Netting adjustment — cash collateral received/paid	(65,468)	(39,218)

Carrying value on Consolidated Balance Sheets	$80,210	$60,125

In addition to the collateral amounts reflected in the tables above, at September 30, 2010, and December 31, 2009, the Firm had received liquid securities and other cash collateral in the amount of $20.8 billion and $15.5 billion, respectively, and posted $15.7 billion and $11.7 billion, respectively. The Firm also receives and delivers collateral at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move in the Firm’s or client’s favor, respectively. Furthermore, the Firm and its counterparties hold collateral related to contracts that have a non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. At September 30, 2010, and December 31, 2009, the Firm had received $19.7 billion and $16.9 billion, respectively, and delivered $10.7 billion and $5.8 billion, respectively, of such additional collateral. These amounts were not netted against the derivative receivables and payables in the tables above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both September 30, 2010, and December 31, 2009.

Credit derivatives
For a more detailed discussion of credit derivatives, including a description of the different types used by the Firm, see Note 5 on pages 167—175, of JPMorgan Chase’s 2009 Annual Report.
Effective July 1, 2010, the Firm adopted new accounting guidance prospectively related to credit derivatives embedded in beneficial interests in securitized financial assets, which resulted in the election of the fair value option for certain instruments in the AFS securities portfolio. The related cumulative effect adjustment increased retained earnings and decreased accumulated other comprehensive income by $15 million, respectively, as of July 1, 2010.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2010, and December 31, 2009. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables include credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.
The Firm does not use notional amounts as the primary measure of risk management for credit derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2010		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(b)	(sold)/purchased(c)	purchased(d)

Credit derivatives
Credit default swaps	$(2,727,701)	$2,720,270	$(7,431)	$39,897
Other credit derivatives (a)	(18,537)	17,632	(905)	37,496

Total credit derivatives	(2,746,238)	2,737,902	(8,336)	77,393
Credit-related notes(e)	(2,338)	—	(2,338)	2,772

Total	$(2,748,576)	$2,737,902	$(10,674)	$80,165

	Maximum payout/Notional amount
December 31, 2009		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(b)	(sold)/purchased(c)	purchased(d)

Credit derivatives
Credit default swaps	$(2,937,442)	$2,978,044	$40,602	$28,064
Other credit derivatives (a)	(10,575)	9,290	(1,285)	30,473

Total credit derivatives	(2,948,017)	2,987,334	39,317	58,537
Credit-related notes	(4,031)	—	(4,031)	1,728

Total	$(2,952,048)	$2,987,334	$35,286	$60,265

(a)	Primarily consists of total return swaps and credit default swap options.

(b)	Represents the total notional amount of protection purchased where the underlying reference instrument is identical to the reference instrument on protection sold; the notional amount of protection purchased for each individual identical underlying reference instrument may be greater or lower than the notional amount of protection sold.

(c)	Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.

(d)	Represents protection purchased by the Firm through single-name and index credit default swap or credit-related notes.

(e)	As a result of the adoption of new accounting guidance, effective July 1, 2010, includes beneficial interests in securitized financial assets that contain embedded credit derivatives.
The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of September 30, 2010, and December 31, 2009, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of protection purchased are comparable to the profile reflected below.

Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile

				Total
September 30, 2010 (in millions)	<1 year	1 - 5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade	$(182,467)	$(1,140,833)	$(356,406)	$(1,679,706)	$(22,380)
Noninvestment-grade	(146,053)	(696,620)	(226,197)	(1,068,870)	(67,897)

Total	$(328,520)	$(1,837,453)	$(582,603)	$(2,748,576)	$(90,277)

				Total
December 31, 2009 (in millions)	<1 year	1 - 5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade	$(215,580)	$(1,140,133)	$(367,015)	$(1,722,728)	$(16,607)
Noninvestment-grade	(150,122)	(806,139)	(273,059)	(1,229,320)	(90,410)

Total	$(365,702)	$(1,946,272)	$(640,074)	$(2,952,048)	$(107,017)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral held by the Firm.
NOTE 6 — OTHER NONINTEREST REVENUE
For a discussion of the components of and accounting policies for the Firm’s other noninterest revenue, see Note 6 on pages 175—176 of JPMorgan Chase’s 2009 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Underwriting:
Equity	$333	$681	$1,100	$1,938
Debt	777	616	2,239	1,985

Total underwriting	1,110	1,297	3,339	3,923
Advisory(a)	366	382	1,019	1,248

Total investment banking fees	$1,476	$1,679	$4,358	$5,171

(a)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the guidance, the Firm consolidated its Firm-administered multi-seller conduits. The consolidation of the conduits did not significantly change the Firm’s net income as a whole; however, it did affect the classification of items on the Firm’s Consolidated Statements of Income. As a result, certain advisory fees were eliminated, which were offset by an increase in lending- and deposit-related fees.
The following table presents principal transactions revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Trading revenue	$1,544	$3,700	$7,940	$9,344
Private equity gains/(losses)(a)	797	160	1,039	(386)

Principal transactions	$2,341	$3,860	$8,979	$8,958

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, and those held in other business segments.
The following table presents components of asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Asset management:
Investment management fees	$1,334	$1,283	$3,978	$3,538
All other asset management fees	123	93	348	252

Total asset management fees	1,457	1,376	4,326	3,790
Total administration fees(a)	497	477	1,519	1,430
Commission and other fees:
Brokerage commissions	630	726	2,086	2,175
All other commissions and fees	604	579	1,871	1,784

Total commissions and fees	1,234	1,305	3,957	3,959

Total asset management, administration and commissions	$3,188	$3,158	$9,802	$9,179

(a)	Includes fees for custody, securities lending, funds services and securities clearance.

NOTE 7 — INTEREST INCOME AND INTEREST EXPENSE
Details of interest income and interest expense were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Interest income(a)
Loans	$9,955	$9,442	$30,481	$29,775
Securities	2,157	3,242	7,578	9,280
Trading assets	2,752	2,975	8,086	9,143
Federal funds sold and securities purchased under resale agreements	448	368	1,253	1,386
Securities borrowed	66	(30)	127	(40)
Deposits with banks	82	130	269	819
Other assets(b)	146	133	376	372

Total interest income(c)	15,606	16,260	48,170	50,735

Interest expense(a)
Interest-bearing deposits	846	1,086	2,573	3,937
Short-term and other liabilities(d)	482	941	1,766	2,908
Long-term debt	1,489	1,426	4,009	4,951
Beneficial interests issued by consolidated VIEs	287	70	923	165

Total interest expense(c)	3,104	3,523	9,271	11,961

Net interest income	12,502	12,737	38,899	38,774
Provision for credit losses	3,223	8,104	13,596	24,731

Net interest income after provision for credit losses	$9,279	$4,633	$25,303	$14,043

(a)	Interest income and expense include the current-period interest accruals for financial instruments measured at fair value, except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with U.S. GAAP absent the fair value option election; for those instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.

(b)	Predominantly margin loans.

(c)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Upon the adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. The consolidation of these VIEs did not significantly change the Firm’s total net income. However, it did affect the classification of items on the Firm’s Consolidated Statements of Income; as a result of the adoption of the new guidance, certain noninterest revenue was eliminated, offset by the recognition of interest income, interest expense, and provision for credit losses.

(d)	Includes brokerage customer payables.
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

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended September 30, (in millions)	2010	2009	2010	2009	2010	2009

Components of net periodic benefit cost
Benefits earned during the period	$57	$81	$8	$7	$—	$1
Interest cost on benefit obligations	117	128	33	29	14	17
Expected return on plan assets	(186)	(146)	(33)	(27)	(25)	(25)
Amortization:
Net loss	56	76	15	11	—	—
Prior service cost (credit)	(10)	1	(1)	—	(3)	(3)
Settlement loss	—	—	2	—	—	—

Net periodic defined benefit cost for material plans	34	140	24	20	(14)	(10)
Net periodic defined benefit cost for individually immaterial plans	4	3	3	1	NA	NA

Total net periodic defined benefit cost for all plans	38	143	27	21	(14)	(10)
Total cost for defined contribution plans	102	77	70	47	NA	NA

Total pension and OPEB cost included in compensation expense	$140	$220	$97	$68	$(14)	$(10)

	Defined benefit pension plans
	U.S.		Non-U.S.		OPEB plans
Nine months ended September 30, (in millions)	2010	2009	2010	2009	2010	2009

Components of net periodic benefit cost
Benefits earned during the period	$173	$238	$21	$21	$1	$3
Interest cost on benefit obligations	351	384	96	85	42	48
Expected return on plan assets	(557)	(438)	(95)	(79)	(73)	(73)
Amortization:
Net loss	168	229	42	32	—	—
Prior service cost (credit)	(32)	3	(1)	—	(10)	(10)
Settlement loss	—	—	2	—	—	—

Net periodic defined benefit cost for material plans	103	416	65	59	(40)	(32)
Net periodic defined benefit cost for individually immaterial plans	11	10	8	9	NA	NA

Total net periodic defined benefit cost for all plans	114	426	73	68	(40)	(32)
Total cost for defined contribution plans	249	231	202	169	NA	NA

Total pension and OPEB cost included in compensation expense	$363	$657	$275	$237	$(40)	$(32)

The fair value of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $11.7 billion and $2.7 billion, respectively, as of September 30, 2010, and $11.5 billion and $2.4 billion, respectively, as of December 31, 2009. See Note 20 on pages 172—173 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the nine months ended September 30, 2010 and 2009.
The amount, if any, of 2010 potential contributions for the U.S. qualified defined benefit pension plans is not determinable at this time. The 2010 potential contributions for the Firm’s U.S. non-qualified defined benefit pension plans are estimated to be $42 million and for the non-U.S. defined benefit pension and OPEB plans are estimated to be $171 million and $2 million, respectively.
NOTE 9 — EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 9 on pages 184—186 of JPMorgan Chase’s 2009 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$589	$571	$1,922	$1,911
Accrual of estimated costs of RSUs and SARs to be granted in future periods to full-career eligible employees	165	192	605	524

Total noncash compensation expense related to employee stock-based incentive plans	$754	$763	$2,527	$2,435

In the first quarter of 2010, the Firm granted 71 million RSUs, with a weighted average grant date fair value of $43.12 per RSU, in connection with its annual incentive grant.

NOTE 10 — NONINTEREST EXPENSE
The following table presents the components of noninterest expense.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2010	2009		2010	2009

Compensation expense(a)	$6,661	$7,311		$21,553	$21,816
Noncompensation expense:
Occupancy expense	884	923		2,636	2,722
Technology, communications and equipment expense	1,184	1,140		3,486	3,442
Professional and outside services	1,718	1,517		4,978	4,550
Marketing	651	440		1,862	1,241
Other expense(b)(c)(d)	3,082	1,767		9,942	5,332
Amortization of intangibles	218	254		696	794

Total noncompensation expense	7,737	6,041		23,600	18,081
Merger costs	—	103	(e)	—	451	(e)

Total noninterest expense	$14,398	$13,455		$45,153	$40,348

(a)	Year-to-date 2010 included a payroll tax expense related to the United Kingdom (“U.K.”) Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees.

(b)	Includes litigation expense of $1.5 billion and $5.2 billion for the three and nine months ended September 30, 2010, compared with $246 million and a net benefit of $10 million for the three and nine months ended September 30, 2009, respectively.

(c)	Includes foreclosed property expense of $251 million and $798 million for the three and nine months ended September 30, 2010, respectively, compared with $346 million and $965 million for the three and nine months ended September 30, 2009, respectively. For additional information regarding foreclosed property, see Note 13 on page 196 of JPMorgan Chase’s 2009 Annual Report.

(d)	Year-to-date 2009 included a $675 million Federal Deposit Insurance Corporation (“FDIC”) special assessment.

(e)	Includes $28 million and $231 million for compensation expense, $(6) million and $14 million for occupancy expense and $81 million and $206 million for technology and communications and other expense for the three and nine months ended September 30, 2009, respectively. With the exception of occupancy- and technology-related write-offs, all of the costs required the expenditure of cash.
NOTE 11 — SECURITIES
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. For additional information regarding AFS and HTM securities, see Note 11 on pages 187—191 of JPMorgan Chase’s 2009 Annual Report. Trading securities are discussed in Note 3 on pages 114—128 of this Form 10-Q.
Securities gains and losses
The following table presents realized gains and losses and credit losses that were recognized in income from AFS securities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Realized gains	$162	$283	$2,044	$1,436
Realized losses	(60)	(81)	(232)	(505)

Net realized gains(a)	102	202	1,812	931
Credit losses included in securities gains(b)	—	(18)	(100)	(202)

Net securities gains	$102	$184	$1,712	$729

(a)	Proceeds from securities sold were within approximately 3% of amortized cost.

(b)	Includes OTTI losses recognized in income on certain prime mortgage-backed securities and obligations of U.S. states and municipalities for the nine months ended September 30, 2010, and for the three and nine months ended September 30, 2009, respectively.

The amortized costs and estimated fair values of AFS and HTM securities were as follows for the dates indicated.

	September 30, 2010					December 31, 2009
		Gross	Gross				Gross	Gross
	Amortized	unrealized	unrealized		Fair	Amortized	unrealized	unrealized		Fair
(in millions)	cost	gains	losses		value	cost	gains	losses		value

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$136,817	$4,993	$4		$141,806	$166,094	$2,412	$608		$167,898
Residential:
Prime and Alt-A	2,760	98	328	(d)	2,530	5,234	96	807	(d)	4,523
Subprime	—	—	—		—	17	—	—		17
Non-U.S.	44,259	310	343		44,226	10,003	320	65		10,258
Commercial	4,725	578	24		5,279	4,521	132	63		4,590

Total mortgage-backed securities	188,561	5,979	699		193,841	185,869	2,960	1,543		187,286
U.S. Treasury and government agencies(a)	17,544	271	—		17,815	30,044	88	135		29,997
Obligations of U.S. states and municipalities	9,640	660	8		10,292	6,270	292	25		6,537
Certificates of deposit	2,873	1	2		2,872	2,649	1	—		2,650
Non-U.S. government debt securities	20,547	274	51		20,770	24,320	234	51		24,503
Corporate debt securities(b)	61,110	622	305		61,427	61,226	812	30		62,008
Asset-backed securities:
Credit card receivables	7,671	395	6		8,060	25,266	502	26		25,742
Collateralized loan obligations	13,447	496	197		13,746	12,172	413	436		12,149
Other	8,813	135	14		8,934	6,719	129	54		6,794

Total available-for-sale debt securities	330,206	8,833	1,282	(d)	337,757	354,535	5,431	2,300	(d)	357,666
Available-for-sale equity securities	2,232	166	6		2,392	2,518	185	4		2,699

Total available-for-sale securities	$332,438	$8,999	$1,288	(d)	$340,149	$357,053	$5,616	$2,304	(d)	$360,365

Total held-to-maturity securities(c)	$19	$2	$—		$21	$25	$2	$—		$27

(a)	Includes total U.S. government-sponsored enterprise obligations with fair values of $115.6 billion and $153.0 billion at September 30, 2010, and December 31, 2009, respectively, which were predominantly mortgage-related.

(b)	Consists primarily of bank debt including sovereign government guaranteed bank debt.

(c)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.

(d)	Includes a total of $158 million and $368 million (before tax) of unrealized losses not related to credit reported in AOCI on prime mortgage-backed securities for which credit losses have been recognized in income at September 30, 2010, and December 31, 2009, respectively.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at September 30, 2010, and December 31, 2009.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
September 30, 2010 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$790	$3	$97	$1	$887	$4
Residential:
Prime and Alt-A	—	—	1,543	328	1,543	328
Subprime	—	—	—	—	—	—
Non-U.S.	32,658	319	697	24	33,355	343
Commercial	119	23	12	1	131	24

Total mortgage-backed securities	33,567	345	2,349	354	35,916	699
U.S. Treasury and government agencies	—	—	—	—	—	—
Obligations of U.S. states and municipalities	190	8	—	—	190	8
Certificates of deposit	1,178	2	—	—	1,178	2
Non-U.S. government debt securities	5,338	51	—	—	5,338	51
Corporate debt securities	21,670	303	328	2	21,998	305
Asset-backed securities:
Credit card receivables	—	—	344	6	344	6
Collateralized loan obligations	171	10	7,372	187	7,543	197
Other	1,772	5	54	9	1,826	14

Total available-for-sale debt securities	63,886	724	10,447	558	74,333	1,282
Available-for-sale equity securities	12	1	2	5	14	6

Total securities with gross unrealized losses	$63,898	$725	$10,449	$563	$74,347	$1,288

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
December 31, 2009 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$43,235	$603	$644	$5	$43,879	$608
Residential:
Prime and Alt-A	183	27	3,032	780	3,215	807
Subprime	—	—	—	—	—	—
Non-U.S.	391	1	1,773	64	2,164	65
Commercial	679	34	229	29	908	63

Total mortgage-backed securities	44,488	665	5,678	878	50,166	1,543
U.S. Treasury and government agencies	8,433	135	—	—	8,433	135
Obligations of U.S. states and municipalities	472	11	389	14	861	25
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	2,471	46	835	5	3,306	51
Corporate debt securities	1,831	12	4,634	18	6,465	30
Asset-backed securities:
Credit card receivables	—	—	745	26	745	26
Collateralized loan obligations	42	1	7,883	435	7,925	436
Other	767	8	1,767	46	2,534	54

Total available-for-sale debt securities	58,504	878	21,931	1,422	80,435	2,300
Available-for-sale equity securities	1	1	3	3	4	4

Total securities with gross unrealized losses	$58,505	$879	$21,934	$1,425	$80,439	$2,304

Other-than-temporary impairment (“OTTI”)
The following table presents credit losses that are included in the securities gains and losses table above.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Debt securities the Firm does not intend to sell that have credit losses
Total losses(a)	$—	$—	$(94)	$(880)
Losses recorded in/(reclassified from) other comprehensive income	—	(18)	(6)	678

Credit losses recognized in income on debt securities the Firm does not intend to sell(b)	—	(18)	(100)	(202)

Credit losses recognized in income on debt securities the Firm intends to sell	—	— (c)	—	— (c)

Total credit losses recognized in income	$—	$(18)	$(100)	$(202)

(a)	For initial OTTI, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to previously recorded OTTI, if applicable.

(b)	Represents the credit loss component of certain prime mortgage-backed securities and obligations of U.S. states and municipalities that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.

(c)	Excludes OTTI losses of $7 million that were recognized in income on certain subprime mortgage-backed securities during the six months ended June 30, 2009. These securities were sold during the third quarter of 2009, resulting in the recognition of a recovery of $1 million.
Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and nine months ended September 30, 2010 and 2009, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Firm does not intend to sell.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Balance, beginning of period	$640	$184	$578	$—
Additions:
Newly credit-impaired securities	—	—	—	202
Increase in losses on previously credit-impaired securities	—	—	94	—
Losses reclassified from other comprehensive income on previously credit-impaired securities	—	18	6	—
Reductions:
Sales of credit-impaired securities	(8)	—	(31)	—
Impact of new consolidation guidance related to VIEs	—	—	(15)	—

Balance, end of period	$632	$202	$632	$202

Unrealized losses have generally decreased since December 31, 2009, due primarily to market spread improvement and increased liquidity, driving asset prices higher. Unrealized losses on certain securities have increased, including on corporate debt securities which included government-guaranteed positions that experienced credit spread widening. As of September 30, 2010, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of September 30, 2010.
Following is a description of the Firm’s principal security investments with the most significant unrealized losses as of September 30, 2010, and the key assumptions used in its estimate of the present value of the cash flows most likely to be collected from these investments.
Mortgage-backed securities — Prime and Alt-A nonagency
As of September 30, 2010, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $328 million, all of which related to securities that have been in an unrealized loss position for 12 months or more. Overall losses have decreased since December 31, 2009, due to increased market stabilization, resulting from increased demand for higher-yielding asset classes and U.S. government programs. Approximately 19% of these positions (by amortized cost) are currently rated “AAA.” The remaining 81% have experienced downgrades since purchase, and approximately 80% of the downgraded positions are currently rated below investment-grade. Approximately 35% of the portfolio remains investment-grade. The remaining 65% is below investment-grade; the Firm recorded other-than-temporary impairment losses on 46% of the below investment-grade positions in prior periods. The Firm expects to recover the current amortized cost basis of its below investment-grade securities based on the current and projected performance of the underlying loans and credit enhancements. The credit enhancements associated with the below investment-grade and investment-grade portfolios are 10.1% and 28.2%, respectively. In analyzing prime and Alt-

A residential mortgage-backed securities for potential credit losses, the Firm utilizes a methodology that focuses on loan- level detail to estimate future cash flows, which are then applied to the various tranches of issued securities based on their respective contractual provisions of the securitization trust. The loan-level analysis considers prepayment, home price, default rate and loss severity assumptions. Given this level of granularity, the underlying assumptions vary significantly taking into consideration such factors as loan-to-value (“LTV”) ratio, loan type and geographical location of the underlying property. The weighted average underlying default rate on the positions was 19% and the related weighted average loss severity was 49%. Based on this analysis, the Firm has not recognized any additional OTTI losses in earnings during the third quarter of 2010; however, an OTTI loss of $6 million was recognized in the first quarter of 2010 related to securities that experienced increased delinquency rates associated with specific collateral types and origination dates. The unrealized loss of $328 million is considered temporary, based on management’s assessment that the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.
Asset-backed securities — Collateralized loan obligations
As of September 30, 2010, gross unrealized losses related to CLOs were $197 million, of which $187 million related to securities that were in an unrealized loss position for 12 months or more. Overall losses have decreased since December 31, 2009, mainly as a result of lower default forecasts and spread tightening across various asset classes. Substantially all of these securities are rated “AAA,” “AA” and “A” and have an average credit enhancement of 30%. Credit enhancement in CLOs is primarily in the form of overcollateralization, which is the excess of the par amount of collateral over the par amount of securities. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends, the Firm assumed collateral default rates of 5% for the third quarter 2010 and thereafter. Further, loss severities were assumed to be 50% for loans and 80% for debt securities. Losses on collateral were estimated to occur approximately 24 months after default.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2010, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

	September 30, 2010
			Due after five
By remaining maturity	Due in one	Due after one year	years through 10	Due after
(in millions)	year or less	through five years	years	10 years(c)	Total

Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$95	$2,441	$4,178	$181,847	$188,561
Fair value	94	2,739	4,524	186,484	193,841
Average yield(b)	5.83%	5.18%	4.61%	3.94%	3.97%
U.S. Treasury and government agencies(a)
Amortized cost	$1,869	$6,418	$9,257	$—	$17,544
Fair value	1,882	6,565	9,368	—	17,815
Average yield(b)	1.67%	2.71%	3.28%	—%	2.90%
Obligations of U.S. states and municipalities
Amortized cost	$31	$139	$272	$9,198	$9,640
Fair value	31	149	298	9,814	10,292
Average yield(b)	2.72%	4.80%	5.43%	5.12%	5.12%
Certificates of deposit
Amortized cost	$2,873	$—	$—	$—	$2,873
Fair value	2,872	—	—	—	2,872
Average yield(b)	4.69%	—%	—%	—%	4.69%
Non-U.S. government debt securities
Amortized cost	$5,742	$13,620	$1,181	$4	$20,547
Fair value	5,750	13,815	1,201	4	20,770
Average yield(b)	1.17%	2.38%	3.49%	5.19%	2.11%
Corporate debt securities
Amortized cost	$9,307	$46,701	$5,101	$1	$61,110
Fair value	9,315	47,015	5,096	1	61,427
Average yield(b)	1.89%	2.21%	4.29%	1.03%	2.34%
Asset-backed securities
Amortized cost	$954	$10,778	$7,335	$10,864	$29,931
Fair value	967	11,067	7,634	11,072	30,740
Average yield(b)	1.64%	1.83%	1.62%	1.98%	1.83%

Total available-for-sale debt securities
Amortized cost	$20,871	$80,097	$27,324	$201,914	$330,206
Fair value	20,911	81,350	28,121	207,375	337,757
Average yield(b)	2.07%	2.32%	3.26%	3.89%	3.34%

Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,232	$2,232
Fair value	—	—	—	2,392	2,392
Average yield(b)	—%	—%	—%	0.28%	0.28%

Total available-for-sale securities
Amortized cost	$20,871	$80,097	$27,324	$204,146	$332,438
Fair value	20,911	81,350	28,121	209,767	340,149
Average yield(b)	2.07%	2.32%	3.26%	3.85%	3.32%

Total held-to-maturity securities
Amortized cost	$—	$5	$12	$2	$19
Fair value	—	6	13	2	21
Average yield(b)	—%	6.98%	6.84%	6.49%	6.85%

(a)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at September 30, 2010.

(b)	Average yield was based on amortized cost balances at the end of the period and did not give effect to changes in fair value reflected in accumulated other comprehensive income/(loss). Yields are derived by dividing interest/dividend income (including the effect of related derivatives on AFS securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.

(c)	Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for agency residential mortgage-backed securities, three years for agency residential collateralized mortgage obligations and five years for nonagency residential collateralized mortgage obligations.

NOTE 12 — SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 12 on page 192 of JPMorgan Chase’s 2009 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 129–131 of this Form 10-Q.
The following table details the Firm’s repurchase agreements, resale agreements, securities borrowed transactions and securities loaned transactions, all of which are accounted for as collateralized financings during the periods presented.

(in millions)	September 30, 2010	December 31, 2009

Securities purchased under resale agreements(a)	$235,178	$195,328
Securities borrowed(b)	127,365	119,630

Securities sold under repurchase agreements(c)	$294,287	$245,692
Securities loaned	10,852	7,835

(a)	Includes resale agreements of $23.8 billion and $20.5 billion accounted for at fair value at September 30, 2010, and December 31, 2009, respectively.

(b)	Includes securities borrowed of $11.5 billion and $7.0 billion accounted for at fair value at September 30, 2010, and December 31, 2009, respectively.

(c)	Includes repurchase agreements of $6.2 billion and $3.4 billion accounted for at fair value at September 30, 2010, and December 31, 2009, respectively.
The amounts reported in the table above have been reduced by $144.3 billion and $121.2 billion at September 30, 2010, and December 31, 2009, respectively, as a result of agreements in effect that meet the specified conditions for net presentation under applicable accounting guidance.
JPMorgan Chase pledges certain financial instruments it owns to collateralize repurchase agreements, and other securities financings. Pledged assets that can be sold or repledged by the secured party are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at September 30, 2010, and December 31, 2009, the Firm had pledged $293.2 billion and $344.6 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. The above amounts of assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 on pages 155–167 of this Form 10-Q for additional information on assets and liabilities of consolidated VIEs.
At September 30, 2010, and December 31, 2009, the Firm accepted assets as collateral that it could repledge, deliver or otherwise use with a fair value of approximately $691.7 billion and $635.6 billion. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of these securities, approximately $566.9 billion and $472.7 billion were repledged, delivered or otherwise used, generally as collateral under repurchase agreements, securities lending agreements, derivative agreements, to collateralize deposits, or to cover short sales. The reporting of collateral pledged was revised in the third quarter of 2010 to include certain securities used to cover short sales and to collateralize deposits and derivative agreements. Prior period amounts have been revised to conform to the current presentation. This revision has no impact on the Firm’s Consolidated Balance Sheets or its results of operations.
NOTE 13 — LOANS
The accounting for a loan may differ based on whether it is originated or purchased and whether the loan is used in an investing or trading strategy. The measurement framework for loans in the Consolidated Financial Statements is one of the following:
•	At the principal amount outstanding, net of the allowance for loan losses, unearned income, unamortized discounts and premiums, and any net deferred loan fees or costs, for loans held-for-investment (other than purchased credit-impaired (“PCI”) loans);
•	At the lower of cost or fair value, with valuation changes recorded in noninterest revenue, for loans that are classified as held-for-sale;
•	At fair value, with changes in fair value recorded in noninterest revenue, for loans classified as trading assets or risk managed on a fair value basis; or
•	PCI loans held-for-investment are initially measured at fair value, which includes estimated future credit losses. Accordingly, an allowance for loan losses related to these loans is not recorded at the acquisition date.

For a detailed discussion of the accounting policies relating to loans, see Note 13 on pages 192–196 of JPMorgan Chase’s 2009 Annual Report. See Note 4 on pages 129–131 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 114–128 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.
The composition of the Firm’s aggregate loan portfolio at each of the dates indicated was as follows.

(in millions)	September 30, 2010	December 31, 2009

U.S. wholesale loans:
Commercial and industrial	$46,970	$49,103
Real estate	52,970	54,968
Financial institutions(a)	12,847	13,372
Government agencies	6,189	5,634
Other(a)	36,307	23,383
Loans held-for-sale and at fair value	1,741	2,625

Total U.S. wholesale loans	157,024	149,085

Non-U.S. wholesale loans:
Commercial and industrial	17,500	19,138
Real estate	2,028	2,227
Financial institutions(a)	18,256	11,755
Government agencies	491	1,707
Other(a)	24,024	18,790
Loans held-for-sale and at fair value	1,274	1,473

Total non-U.S. wholesale loans	63,573	55,090

Total wholesale loans:(b)
Commercial and industrial	64,470	68,241
Real estate(c)	54,998	57,195
Financial institutions(a)	31,103	25,127
Government agencies	6,680	7,341
Other(a)	60,331	42,173
Loans held-for-sale and at fair value(d)	3,015	4,098

Total wholesale loans	220,597	204,175

Consumer loans:(e)
Home equity — senior lien(f)	25,167	27,376
Home equity — junior lien(g)	66,561	74,049
Prime mortgage(a)	65,790	66,892
Subprime mortgage(a)	12,009	12,526
Option ARMs(a)	8,415	8,536
Auto loans(a)	48,186	46,031
Credit card(a)(h)(i)	136,436	78,786
Other	32,151	31,700
Loans held-for-sale(j)	467	2,142

Total consumer loans — excluding purchased credit-impaired loans	395,182	348,038

Consumer loans — purchased credit-impaired loans	74,752	81,245

Total consumer loans	469,934	429,283

Total loans(a)(k)	$690,531	$633,458

(a)	Effective January 1, 2010, the Firm adopted new accounting guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated $84.7 billion of loans associated with Firm-sponsored credit card securitization trusts; $15.1 billion of wholesale loans; and $4.8 billion of loans associated with certain other consumer securitization entities, primarily mortgage-related. For further information, see Note 15 on pages 155–167 of this Form 10-Q.

(b)	Includes IB, Commercial Banking (“CB”), Treasury & Securities Services (“TSS”), Asset Management (“AM”) and Corporate/Private Equity.

(c)	Represents credit extended for real estate–related purposes to borrowers who are primarily in the real estate development or investment businesses, and for which the repayment is predominantly from the sale, lease, management, operations or refinancing of the property.

(d)	Includes loans for commercial and industrial, real estate, financial institutions and other of $1.4 billion, $274 million, $368 million and $927 million, respectively, at September 30, 2010, and $3.1 billion, $44 million, $278 million and $715 million, respectively, at December 31, 2009.

(e)	Includes RFS, Card Services (“CS”) and the Corporate/Private Equity.

(f)	Represents loans where JPMorgan Chase holds the first security interest placed upon the property.

(g)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(h)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(i)	Includes $1.0 billion of loans at December 31, 2009, held by the Washington Mutual Master Trust, which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009. Such loans had been fully repaid or charged off as of September 30, 2010. See Note 15 on pages 198–205 of JPMorgan Chase’s 2009 Annual Report.

(j)	Includes loans for prime mortgages and other (largely student loans) of $428 million and $39 million, respectively, at September 30, 2010, and $450 million and $1.7 billion, respectively, at December 31, 2009.

(k)	Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $2.1 billion and $1.4 billion at September 30, 2010, and December 31, 2009, respectively.
The following table reflects information about the Firm’s loan sales.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$131	$347	$389	$360

(a)	Excludes sales related to loans accounted for at fair value.
Impaired loans
For further discussion of impaired loans, including the nature of such loans and the related accounting policies, and certain troubled debt restructurings (“TDRs”), see Note 13 on pages 192–196 of JPMorgan Chase’s 2009 Annual Report.
The tables below set forth information about the Firm’s impaired loans, excluding both PCI loans and modified credit card loans, which are discussed separately below.

(in millions)	September 30, 2010	December 31, 2009

Impaired loans with an allowance:
Wholesale	$5,022	$6,216
Consumer(a)	5,449	3,840

Total impaired loans with an allowance	10,471	10,056

Impaired loans without an allowance:(b)
Wholesale	667	760
Consumer(a)	762	138

Total impaired loans without an allowance	1,429	898

Total impaired loans	$11,900	$10,954

Allowance for impaired loans:
Wholesale	$1,246	$2,046
Consumer	1,153	996

Total allowance for impaired loans(c)	$2,399	$3,042

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Average balance of impaired loans:
Wholesale	$4,768	$5,771	$5,083	$4,357
Consumer	6,010	3,796	5,340	3,193

Total impaired loans	$10,778	$9,567	$10,423	$7,550

Interest income recognized on impaired loans:
Wholesale	$6	$—	$12	$—
Consumer	51	27	139	94

Total interest income recognized on impaired loans during the period	$57	$27	$151	$94

(a)	Consumer impaired loans without an allowance includes collateral-dependent loans that are charged off to the fair value of the underlying collateral. These loans are considered collateral-dependent under regulatory guidance because they involve modifications where an interest-only period is provided. The interest-only period provided through the modification is viewed as an indication that the borrower does not have the capacity to repay the principal balance of the loan, and that repayment of the principal balance will only occur to the extent that the collateral is sufficient to pay down the principal. Prior-period amounts have been reclassified from impaired loans with an allowance.

(b)	When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance.

(c)	The allowance for impaired loans is included in JPMorgan Chase’s asset-specific allowance for loan losses.
Loan modifications
Certain loan modifications are made in conjunction with the Firm’s loss mitigation activities. Through the modification, JPMorgan Chase grants one or more concessions to a borrower who is experiencing financial difficulty in order to minimize the Firm’s economic loss, avoid foreclosure or repossession of the collateral and to ultimately maximize payments received by the Firm from the borrower. The concessions granted vary by program and by borrower-specific characteristics, and may include interest rate reductions, payment deferrals, or the acceptance of equity or other assets in lieu of payments. In certain limited circumstances, loan modifications include principal forgiveness. All such modifications are accounted for and reported as TDRs.

A loan that has been modified in a TDR is generally considered to be impaired until it matures, is repaid, or otherwise liquidated, regardless of whether the borrower performs under the modified terms. In certain limited cases, the concession granted relates solely to principal adjustments or other noninterest-rate concessions, and the effective interest rate applicable to the modified loan is at or above the current market rate at that time. In such circumstances, the loan is disclosed as impaired and as a TDR only during the year of the modification; in subsequent years, the loan is not disclosed as impaired or as a TDR if repayment of the restructured loan on its modified terms is reasonably assured.
It is the Firm’s general policy to place loans, other than credit card loans, on nonaccrual status when the loan is modified in a TDR. In most cases, residential real estate and commercial loans modified in a TDR were considered nonperforming prior to their modification. These loans may be returned to performing status (resuming the accrual of interest) if the criteria set forth in the Firm’s accounting policy are met. These criteria generally include (a) performance under the modified terms for a minimum of six months and/or six payments, and (b) an expectation that repayment of the modified loan is reasonably assured based on, for example, the borrower’s debt capacity and level of future earnings, collateral values, LTV ratios, and other current market considerations. The Firm’s policy exempts credit card loans, including modified credit card loans, from being placed on nonaccrual status as permitted by regulatory guidance. However, the Firm has separately established an allowance for loan losses for the portion of earned interest and fees on such modified credit card loans that it estimates to be uncollectible.
The allowance for loan losses for loans modified in TDRs considers the expected redefault rates for modified loans and is generally determined based on the same methodology used to estimate the Firm’s asset-specific allowance component regardless of whether the loan has returned to performing status. For further discussion of the methodology used to estimate the Firm’s asset-specific allowance, see Note 14 on pages 196–198 of JPMorgan Chase’s 2009 Annual Report.
Wholesale
As of September 30, 2010, and December 31, 2009, wholesale loans modified in TDRs were $1.2 billion and $1.1 billion, respectively. These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments. Of these loans, $618 million and $491 million were classified as nonperforming at September 30, 2010, and December 31, 2009, respectively.
Consumer
For detailed discussions on the U.S. Treasury Making Home Affordable (“MHA”) programs and the Firm’s other loss-mitigation programs, see Note 13, Impaired loans, on pages 194–195 of JPMorgan Chase’s 2009 Annual Report. Substantially all of the modifications made under these programs are accounted for and reported as TDRs.
Consumer loans, other than credit card loans and certain home loans repurchased from the Government National Mortgage Association (“Ginnie Mae”), with balances of approximately $5.6 billion and $3.1 billion have been permanently modified and accounted for as TDRs as of September 30, 2010, and December 31, 2009, respectively. Of these loans, $1.9 billion and $966 million were classified as nonperforming at September 30, 2010, and December 31, 2009, respectively.
At September 30, 2010, and December 31, 2009, $2.3 billion and $296 million, respectively, of loans modified subsequent to repurchase from Ginnie Mae were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Substantially all amounts due under the terms of these loans continue to be insured and, where applicable, reimbursement of insured amounts is proceeding normally.
Credit Card
For a detailed discussion of the modification of the terms of credit card loan agreements, see Note 13 on pages 192–196 of JPMorgan Chase’s 2009 Annual Report. Substantially all modifications of credit card loans performed under the Firm’s existing modification programs are considered to be TDRs. At September 30, 2010, and December 31, 2009, the Firm had $8.8 billion and $5.1 billion, respectively, of on-balance sheet credit card loans outstanding for borrowers who are experiencing financial difficulty and who were then enrolled in a credit card modification program. The increase in modified credit card loans outstanding from December 31, 2009 to September 30, 2010, is primarily attributable to previously-modified loans held in Firm-sponsored credit card securitization trusts being consolidated as a result of adopting the new consolidation guidance related to VIEs. These modified loan amounts exclude loans to borrowers who have not complied with the modified payment terms, thereby causing the loan agreement to revert back to its original payment terms. Assuming that those borrowers do not begin to perform in accordance with the original payment terms, those loans will continue to age and will ultimately be charged-off in accordance with the Firm’s accounting policies.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status.

The consumer formula-based allowance for loan losses includes $3.2 billion and $2.2 billion at September 30, 2010, and December 31, 2009, specifically attributable to credit card loans in loan modification programs. This component of the allowance for loan losses has been determined based on the present value of cash flows expected to be received over the estimated lives of the underlying loans.
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans that it deemed to be credit-impaired. For a detailed discussion of PCI loans, including the related accounting policies, see Note 13 on pages 192–196 of JPMorgan Chase’s 2009 Annual Report.
The table below sets forth the accretable yield activity for PCI consumer loans for the three and nine months ended September 30, 2010 and 2009.

Accretable yield activity	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Beginning balance	$19,621	$26,963	$25,544	$32,619
Accretion into interest income	(772)	(1,037)	(2,445)	(3,402)
Changes in interest rates on variable-rate loans	(57)	(1,467)	(784)	(4,758)
Other changes in expected cash flows(a)	2,864	—	(659)	—

Ending balance	$21,656	$24,459	$21,656	$24,459
Accretable yield percentage	4.20%	4.88%	4.33%	5.27%

(a)	Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three months ended September 30, 2010, other changes in expected cash flows are principally driven by changes in prepayment assumptions and modeling refinements related to modified loans. For the nine months ended September 30, 2010, other changes in expected cash flows are principally driven by changes in prepayment assumptions, as well as reclassifications to the nonaccretable difference. Such changes are expected to have an insignificant impact on the accretable yield percentage.
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
The PCI portfolio primarily impacts the Firm’s results of operations through: (i) contribution to net interest margin; and (ii) expense related to defaults and servicing resulting from the liquidation of the loans; and (iii) any provision for loan losses. The PCI loans acquired in the Washington Mutual transaction were funded based on the interest rate characteristics of the loans. For example, variable-rate loans were funded with variable-rate liabilities and fixed-rate loans were funded with fixed-rate liabilities with a similar maturity profile. As a result, the net spread between the PCI loans and the related liabilities should be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and changes in the accretable yield percentage (e.g., from extended loan liquidation periods). The net spread will be earned on a declining loan balance over the estimated remaining weighted-average life of the portfolio, which is 7.2 years as of September 30, 2010.
The Firm continues to modify certain PCI loans. The impact of these modifications is incorporated into the Firm’s quarterly assessment of whether a probable and significant change in expected cash flows has occurred. The impact of modifications on expected cash flows is estimated using the Firm’s experience with previously modified loans and other relevant data. Additionally, the Firm monitors the performance of modifications and updates and/or refines assumptions as experience and changes in circumstances or data warrant.

As of September 30, 2010, and December 31, 2009, an allowance for loan losses of $2.8 billion and $1.6 billion, respectively, was recorded for the prime mortgage and option ARM pools. This allowance for loan losses is reported as a reduction of the carrying amount of the loans in the table below. The net aggregate carrying amount of the pools that have an allowance for loan losses was $41.5 billion and $47.2 billion, respectively, at September 30, 2010, and December 31, 2009.
The table below provides additional information about PCI consumer loans.

(in millions)	September 30, 2010	December 31, 2009

Outstanding balance(a)	$91,516	$103,369
Carrying amount	71,941	79,664

(a)	Represents the sum of contractual principal, interest and fees earned at the reporting date.
NOTE 14 — ALLOWANCE FOR CREDIT LOSSES
For further discussion of the allowance for credit losses and the related accounting policies, see Note 14 on pages 196–198 of JPMorgan Chase’s 2009 Annual Report.
The table below summarizes the changes in the allowance for loan losses.

	Nine months ended September 30,
(in millions)	2010	2009

Allowance for loan losses at January 1	$31,602	$23,164
Cumulative effect of change in accounting principles(a)	7,494	—
Gross charge-offs(a)	20,111	17,558
Gross (recoveries)(a)	(1,542)	(770)

Net charge-offs(a)	18,569	16,788
Provision for loan losses(a)	13,615	24,569
Other(b)	19	(312)

Allowance for loan losses at September 30	$34,161	$30,633

Components:
Asset-specific(c)(d)	$2,399	$3,419
Formula-based(a)(e)	28,951	26,124
Purchased credit-impaired	2,811	1,090

Total allowance for loan losses	$34,161	$30,633

(a)	Effective January 1, 2010, the Firm adopted new accounting guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, $7.4 billion, $14 million and $127 million of allowance for loan losses were recorded on-balance sheet associated with the Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits, and certain other consumer loan securitization entities, primarily mortgage-related, respectively. For further discussion, see Note 15 on pages 155–167 of this Form 10-Q.

(b)	The 2009 amount predominantly represents a reclassification related to the issuance and retention of securities from the Chase Issuance Trust. See Note 15 on pages 198–205 of JPMorgan Chase’s 2009 Annual Report.

(c)	Relates to risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(d)	The asset-specific consumer allowance for loan losses includes TDRs reserves of $980 million and $756 million at September 30, 2010 and 2009, respectively. Prior period amounts have been reclassified from formula-based to conform with the current period presentation.

(e)	Includes all of the Firm’s allowance for loan losses on credit card loans, including those for which the Firm has modified the terms of the loans for borrowers who are experiencing financial difficulty.
The table below summarizes the changes in the allowance for lending-related commitments.

	Nine months ended September 30,
(in millions)	2010	2009

Allowance for lending-related commitments at January 1	$939	$659
Cumulative effect of change in accounting principles(a)	(18)	—
Provision for lending-related commitments(a)	(19)	162
Other	(29)	—

Allowance for lending-related commitments at September 30	$873	$821

Components:
Asset-specific	$267	$213
Formula-based	606	608

Total allowance for lending-related commitments	$873	$821

(a)	Effective January 1, 2010, the Firm adopted new accounting guidance related to VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-administered multi-seller conduits. As a result, related assets are now primarily recorded in loans and other assets on the Consolidated Balance Sheets.

Charge-offs for Collateral-dependent loans
Included in gross charge-offs in the table above are $529 million and $822 million of charge-offs related to impaired collateral-dependent loans for the nine months ended September 30, 2010 and 2009, respectively. The remaining balance of impaired collateral-dependent loans, measured at the fair value of collateral less costs to sell, was $2.4 billion and $2.3 billion as of September 30, 2010 and 2009, respectively.
A loan is collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources. A collateral-dependent loan is deemed to be impaired when the borrower is unable to repay the loan and the collateral is insufficient to cover principal and interest. Certain impaired collateral-dependent loans (including those to wholesale customers and those modified in TDRs) are charged-off to the fair value of the collateral less costs to sell.
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
For residential real estate loans, collateral value is determined using both internal and external valuation sources. Broker opinions of fair value are used to estimate the fair value of the collateral for all properties being evaluated for charge-off. These estimated fair values are reviewed and compared with prior valuations for reasonableness in light of current, geographic-specific economic conditions and adjusted, as appropriate, for estimated selling costs. When foreclosure is determined to be probable, a third-party appraisal is obtained as soon as practicable.
For commercial real-estate loans, the collateral value is generally based on appraisals from internal and external valuation services. Appraisals are typically obtained and updated every six to twelve months. The Firm also considers both borrower- and market-specific factors, which may result in obtaining appraisal updates or broker price opinions at more frequent intervals.
See Note 3 on pages 114–128 of this Form 10-Q for further information on the fair value hierarchy for impaired collateral-dependent loans.
NOTE 15 — VARIABLE INTEREST ENTITIES
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs, see Note 1 on pages 112–113 of this Form 10-Q. For a more detailed discussion of the Firm’s principal involvement with VIEs, see Note 16 on page 206 of JPMorgan Chase’s 2009 Annual Report.
The following summarizes the most significant types of Firm-sponsored VIEs by business segment.

			Form 10-Q
Line of Business	Transaction Type	Activity	page reference

Card Services	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	156-157

RFS	Mortgage and other securitization trusts	Securitization of originated and purchased residential mortgages, automobile and student loans	157-159

IB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	158-159

	Multi-seller conduits Investor intermediation activities:	Assisting clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	160

	• Municipal bond vehicles		160-161
	• Credit-linked note vehicles		161
	• Asset swap vehicles		162

The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 162 of this Note.

New Consolidation Accounting Guidance for VIEs
On January 1, 2010, the Firm implemented new consolidation accounting guidance related to VIEs. The following table summarizes the incremental impact at adoption.

			Stockholders’
(in millions)	GAAP assets	GAAP liabilities	equity	Tier 1 capital

As of December 31, 2009	$2,031,989	$1,866,624	$165,365	11.10%
Impact of new accounting guidance for consolidation of VIEs
Credit card(a)	60,901	65,353	(4,452)	(0.30)%
Multi-seller conduits(b)	17,724	17,744	(20)	—
Mortgage & other(c)(d)	9,059	9,107	(48)	(0.04)%

Total impact of new guidance	87,684	92,204	(4,520)	(0.34	)%(e)

Beginning balance as of January 1, 2010	$2,119,673	$1,958,828	$160,845	10.76%

(a)	The assets and liabilities of the Firm-sponsored credit card securitization trusts that were consolidated were initially measured at their carrying values, primarily amortized cost, as this method is consistent with the approach that CS utilizes to manage its other assets. These assets are primarily recorded in loans on the Firm’s Consolidated Balance Sheet. In addition, CS established an allowance for loan losses of $7.4 billion (pretax), which was reported as a transition adjustment in stockholders’ equity. The impact to stockholders’ equity also includes a decrease to AOCI of $116 million, as a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation.

(b)	The assets and liabilities of the Firm-administered multi-seller conduits that were consolidated were initially measured at their carrying values, primarily amortized cost, as this method is consistent with the business’s intent to hold the assets for the longer-term. The assets are primarily recorded in loans and in other assets on the Firm’s Consolidated Balance Sheets.

(c)	RFS consolidated certain mortgage and other consumer securitizations, which resulted in a net increase in both assets and liabilities of $4.7 billion ($3.5 billion related to residential mortgage securitizations and $1.2 billion related to other consumer securitizations). These assets were initially measured at their unpaid principal balance and primarily recorded in loans on the Firm’s Consolidated Balance Sheets. This method was elected as a practical expedient.

(d)	IB consolidated certain mortgage and other consumer securitizations, which resulted in a net increase in both assets and liabilities of $4.3 billion ($3.7 billion related to residential mortgage securitizations and $0.6 billion related to other consumer securitizations). These assets were initially measured at their fair value, as this method is consistent with the approach that IB utilizes to manage similar assets. These assets were primarily recorded in trading assets on the Firm’s Consolidated Balance Sheets.

(e)	The U.S. GAAP consolidation of these VIEs did not have a significant impact on risk-weighted assets on the adoption date; this was due to the consolidation, for regulatory capital purposes, of the Chase Issuance Trust (the Firm’s primary credit card securitization trust) in the second quarter of 2009, which added approximately $40.0 billion of risk-weighted assets for regulatory capital purposes. For further discussion of the Firm’s actions taken in the second quarter of 2009, see Note 15 on pages 198–205 of JPMorgan Chase’s 2009 Annual Report. In addition, the banking regulatory agencies issued regulatory capital rules relating to the adoption of the new consolidation guidance related to VIEs that permitted an optional two-quarter deferral of the effect of this accounting guidance on risk-weighted assets and risk-based capital requirements for certain VIEs. The Firm elected this regulatory implementation delay for its Firm-administered multi-seller conduits and certain mortgage-related and other securitization entities. This two-quarter deferral period ended July 1, 2010, and the Firm consolidated, for regulatory capital purposes, the deferred amounts, which had a negligible impact on risk-weighted assets and risk-based capital ratios.
Firm-sponsored variable interest entities
Credit card securitizations
Effective January 1, 2010, the Firm was deemed to be the primary beneficiary of the Firm-sponsored credit card securitization trusts and consolidated the assets and liabilities of these trusts, including its primary card securitization trust, Chase Issuance Trust. The primary beneficiary determination was based on the Firm’s ability to direct the activities of these VIEs through its servicing responsibilities and duties, including making decisions as to the receivables that get transferred into those trusts as well as any related modifications and workouts. Additionally, the nature and extent of the Firm’s other involvement with the trusts including the retention of an undivided seller’s interest in the receivables, retaining certain securities issued by the trusts and the maintenance of escrow accounts, obligates the Firm to absorb losses and gives the Firm the right to receive certain benefits from these VIEs that could potentially be significant. For a more detailed description of JPMorgan Chase’s principal involvement with credit card securitizations, as well as the accounting treatment applicable under prior accounting rules, see Note 15 on pages 198–205 of JPMorgan Chase’s 2009 Annual Report.
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

The following table summarizes the assets and liabilities of the Firm-sponsored credit card securitization trusts at September 30, 2010.

			Total assets held by	Beneficial
			Firm–sponsored	interests issued to
(in billions)	Loans	Other assets	credit card securitization trusts	third parties

September 30, 2010	$72.5	$1.6	$74.1	$47.5

The underlying securitized credit card receivables and other assets are available only for payment of the beneficial interests issued by the securitization trusts; they are not available to pay the Firm’s other obligations or the claims of the Firm’s other creditors.
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the credit card trusts (which generally ranges from 4% to 12%). These undivided interests represent the Firm’s undivided interests in the receivables transferred to the credit card trusts that have not been securitized. As of September 30, 2010, the Firm held undivided interests in Firm-sponsored credit card securitization trusts of $18.6 billion. The Firm maintained an average undivided interest in principal receivables owned by those trusts of approximately 21% and 18% for the three and nine months ended September 30, 2010. The Firm also retained $1.3 billion of senior securities and $3.5 billion of subordinated securities in certain of its credit card securitization trusts as of September 30, 2010. As of January 1, 2010, the Firm’s undivided interests in the credit card trusts and securities retained were eliminated in consolidation. The credit card receivables of the trusts underlying the Firm’s undivided interests and securities retained are classified within loans.
Firm-sponsored mortgage and other securitization trusts
Effective January 1, 2010, the Firm was deemed to be the primary beneficiary of certain mortgage securitization trusts and the Firm-sponsored automobile and student loan trusts because the Firm has the power to direct the activities of these VIEs through its servicing responsibilities and duties, including making decisions related to loan modifications and workouts. Additionally, the nature and extent of the Firm’s continuing economic involvement with the trusts obligates the Firm to absorb losses and gives the Firm the right to receive benefits from the VIEs which could potentially be significant. For a more detailed description of JPMorgan Chase’s principal involvement with mortgage and other securitization trusts, as well as the accounting treatment applicable under prior accounting rules, see Note 15 on pages 198–205 of JPMorgan Chase’s 2009 Annual Report.
The following table presents the total unpaid principal amount of assets held in JPMorgan Chase–sponsored securitization entities at September 30, 2010, and December 31, 2009, including those that are consolidated by the Firm and those that are not consolidated by the Firm but for which the Firm has continuing involvement. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. In the table below, the amount of beneficial interests held by JPMorgan Chase will not equal the assets held in nonconsolidated VIEs, because the beneficial interests held by third parties are reflected at their current outstanding par amounts, and a portion of the Firm’s retained interests (trading assets and AFS securities) are reflected at their fair values. See Securitization activity on pages 164–165 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs.

Firm-sponsored mortgage and other consumer securitization trusts

				JPMorgan Chase interest in securitized assets
	Principal amount outstanding			in nonconsolidated VIEs(d)(e)(f)(g)(h)
			Assets held in
			nonconsolidated
	Total assets	Assets held in	securitization VIEs				Total interests
September 30, 2010(a)	held by	consolidated	with continuing	Trading	AFS	Other	held by
(in billions)	securitization VIEs	securitization VIEs	involvement	assets	securities	assets	JPMorgan Chase

Securitization-related:
Residential mortgage:
Prime(b)	$163.1	$2.2	$154.3	$0.6	$—	$—	$0.6
Subprime	45.3	1.7	41.3	—	—	—	—
Option ARMs	37.4	0.3	37.1	—	0.1	—	0.1
Commercial and other(c)	159.3	0.7	99.4	2.0	0.8	—	2.8
Student	4.6	4.6	—	—	—	—	—
Auto	0.1	0.1	—	—	—	—	—

Total	$409.8	$9.6	$332.1	$2.6	$0.9	$—	$3.5

				JPMorgan Chase interest in securitized assets
	Principal amount outstanding			in nonconsolidated VIEs(d)(e)(f)(g)(h)
			Assets held in
			nonconsolidated
	Total assets	Assets held in	securitization VIEs				Total interests
December 31, 2009(a)	held by	consolidated	with continuing	Trading	AFS	Other	held by
(in billions)	securitization VIEs	securitization VIEs	involvement	assets	securities	assets	JPMorgan Chase

Securitization-related:
Residential mortgage:
Prime(b)	$183.3	$—	$171.5	$0.9	$0.2	$—	$1.1
Subprime	50.0	—	47.3	—	—	—	—
Option ARMs	42.0	—	42.0	—	0.1	—	0.1
Commercial and other(c)	155.3	—	24.8	1.6	0.8	—	2.4
Student	4.8	3.8	1.0	—	—	0.1	0.1
Auto	0.2	—	0.2	—	—	—	—

Total	$435.6	$3.8	$286.8	$2.5	$1.1	$0.1	$3.7

(a)	Excludes loan sales to government sponsored entities (“GSEs”). See Securitization activity on pages 164–165 of this Note for information on the Firm’s loan sales to GSEs.

(b)	Includes Alt-A loans.

(c)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions. Includes co-sponsored commercial securitizations and, therefore, includes non–JPMorgan Chase–originated commercial mortgage loans.

(d)	Excludes retained servicing (for a discussion of MSRs, see Note 16 on pages 167–170 of this Form 10-Q) and securities retained from loan sales to Ginnie Mae, Fannie Mae and Freddie Mac.

(e)	Excludes senior and subordinated securities of $313 million and $65 million, respectively, at September 30, 2010, and $729 million and $146 million, respectively, at December 31, 2009, which the Firm purchased in connection with IB’s secondary market-making activities.

(f)	Includes investments acquired in the secondary market that are predominantly for held-for-investment purposes, of $199 million and $139 million as of September 30, 2010, and December 31, 2009, respectively. This is comprised of $159 million and $91 million of AFS securities, related to commercial and other; and $40 million and $48 million of investments classified as trading assets-debt and equity instruments, including $40 million and $47 million of residential mortgages, and zero and $1 million of commercial and other, all respectively, at September 30, 2010, and December 31, 2009.

(g)	Excludes interest rate and foreign exchange derivatives primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 5 on pages 132–140 of this Form 10-Q for further information on derivatives.

(h)	Includes interests held in re-securitization transactions.
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
For Firm-sponsored securitizations serviced by RFS, the Firm is deemed to have the power to direct the significant activities of the VIE, as it is the servicer of the loans and is responsible for decisions related to loan modifications and workouts. For the loans serviced by unrelated third parties, the Firm is not the primary beneficiary, as the power to direct the significant activities resides with the third-party servicer. In a limited number of securitizations, RFS, in addition to having servicing rights, may retain an interest in the VIE that could potentially be significant to the VIE. In these instances, the Firm is deemed to be the primary beneficiary. As of September 30, 2010, due to RFS’s servicing arrangements and retained interests, the Firm consolidated approximately $3.1 billion of assets and $3.3 billion of liabilities of Firm-sponsored residential mortgage securitization trusts. As of December 31, 2009, RFS did not consolidate any VIEs in accordance with the accounting treatment under prior accounting rules. Additionally, RFS held retained interests of approximately $264 million and $537 million as of September 30, 2010, and December 31, 2009, respectively, in nonconsolidated securitization entities. See pages 165–167 of this Note for further information on retained interests held in nonconsolidated VIEs; these retained interests are classified as trading assets or AFS securities.
IB may engage in underwriting and trading activities of the securities issued by Firm-sponsored securitization trusts. As a result, IB at times retains senior and/or subordinated interests (including residual interests) in residential mortgage securitizations upon securitization, and/or reacquires positions in the secondary market in the normal course of business. In certain instances as a result of the size of the positions retained or reacquired by IB, when considered together with the servicing arrangements entered into by RFS, the Firm is deemed to be the primary beneficiary of certain trusts. As of September 30, 2010, the Firm consolidated approximately $1.2 billion of VIE assets and $631 million of liabilities due to IB’s involvement with such trusts. These entities were not consolidated at December 31, 2009, in accordance with the accounting treatment under prior accounting rules. Additionally, IB held approximately $448 million, and $699 million of senior and subordinated interests as of September 30, 2010, and December 31, 2009, respectively, in nonconsolidated securitization entities. This includes approximately $1 million and $2 million of residual interests as of September 30, 2010, and December 31, 2009, respectively. See pages 165–167 of this Note for further information on interests held in nonconsolidated securitizations. These retained interests are accounted for at fair value and classified as trading assets.
The Firm’s mortgage loan sales are primarily nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. However, for a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 22 on pages 174–178 of this Form 10-Q for additional information on loans sold with recourse, as well as information on indemnifications for breaches of representations and warranties. See page 165 of this Note for further information on loans sold to the GSEs.
Commercial mortgages and other consumer securitizations
IB securitizes commercial mortgage loans that it originates. Additionally, IB may also engage in underwriting and trading of securities issued by the securitization trusts. IB may retain unsold senior and/or subordinated interests in commercial mortgage securitizations at the time of securitization but generally does not service commercial loan securitizations. For commercial mortgage securitizations the power to direct the significant activities of the VIE generally is with the controlling class investor and or the servicer. Therefore, for loans serviced by unrelated third parties, and those transactions in which the Firm is not the controlling class investor, the Firm does not have the power to direct the significant activities of the VIE and, therefore, does not consolidate the VIEs. As of September 30, 2010, the Firm consolidated approximately $631 million of VIE assets and $618 million of liabilities of commercial mortgage securitization trusts due to the Firm holding certain subordinated interests that give the Firm the power to direct the activities of these entities. These entities were not consolidated at December 31, 2009, in accordance with the accounting treatment under prior accounting rules. At September 30, 2010, and December 31, 2009, the Firm held $2.0 billion and $1.6 billion, respectively, of retained interests in nonconsolidated commercial mortgage securitizations. This includes approximately zero and $22 million of residual interests as of September 30, 2010, and December 31, 2009, respectively.
The Firm also securitizes automobile and student loans originated by RFS, and consumer loans (including automobile and student loans) purchased by IB. The Firm retains servicing responsibilities for all originated and certain purchased student and automobile loans. The Firm also holds a retained interest in these securitizations. As such, for those transactions in which the Firm is both the servicer and holds a retained interest, the Firm is the primary beneficiary of and consolidates these VIEs as of September 30, 2010. As of September 30, 2010, the Firm consolidated $5.1 billion of assets and $3.8 billion of liabilities of automobile and student loan securitizations. As of December 31, 2009, the Firm held $9 million and $49 million of retained interests in nonconsolidated securitized automobile and student loan securitizations, respectively. These entities were not consolidated at December 31, 2009, in accordance with the accounting treatment under prior accounting rules. In addition, at December 31, 2009, the Firm consolidated $3.8 billion of other student loans.

Re-securitizations
The Firm also engages in certain re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. These transfers occur to both agency (Fannie Mae, Freddie Mac and Ginnie Mae) and nonagency (private-label) sponsored VIEs, which may be backed by either residential or commercial mortgages and are often structured on behalf of clients. As of September 30, 2010, the Firm did not consolidate any agency re-securitizations, as it did not have the power to direct the significant activities of the trust. As of September 30, 2010, the Firm consolidated $574 million of assets and $224 million of liabilities of private-label re-securitizations, as the Firm had both the power to direct the significant activities of, and retained an interest that is deemed to be significant in, the trust. For other nonconsolidated private-label re-securitizations, the Firm shares control over the resecuritization VIEs (i.e., established the VIE jointly with the investors) and therefore did not have unilateral ability to direct the significant activities of the entity. During the three months and nine months ended September 30, 2010, respectively, the Firm transferred $13.5 billion and $138 million, respectively, and $27.8 billion and $1.2 billion, respectively, of securities to agency and private-label VIEs. At September 30, 2010, the Firm held approximately $1.5 billion of senior and subordinated interests in nonconsolidated agency re-securitization entities and $11 million of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See pages 165–167 of this Note for further information on interests held in nonconsolidated securitization VIEs.
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
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, as well as the accounting treatment applicable under prior accounting rules, see Note 16 on pages 206–209 of JPMorgan Chase’s 2009 Annual Report.
Consolidated Firm-administered multi-seller conduits

Total assets held by
			Firm-administered	Commercial paper
			multi-seller	issued to third
(in billions)	Loans	Other assets	conduits	parties

September 30, 2010	$19.7	$0.8	$20.5	$20.5

The Firm provides both deal-specific and program-wide liquidity facilities. Because the majority of the deal-specific liquidity facilities will only fund nondefaulted assets, program-wide credit enhancement is required to absorb losses on defaulted receivables in excess of losses absorbed by any deal-specific credit enhancement. Program-wide credit enhancement may be provided by JPMorgan Chase in the form of standby letters of credit or by third-party surety bond providers. The amount of program-wide credit enhancement required varies by conduit and ranges between 5% and 10% of applicable commercial paper outstanding. The Firm provided $2.0 billion of program-wide credit enhancement at September 30, 2010.
VIEs associated with investor intermediation activities
For a more detailed description of JPMorgan Chase’s principal involvement with investor intermediation activities, see Note 16 on pages 209–212 of JPMorgan Chase’s 2009 Annual Report.
Municipal bond vehicles
The Firm consolidates municipal bond vehicles if it owns the residual interest of the vehicle. The residual interest generally allows the owner to make decisions that significantly impact the economic performance of the municipal bond vehicle, primarily by directing the sale of the municipal bonds owned by the vehicle. In addition, the residual interest owners have the right to receive benefits and bear losses that could potentially be significant to the municipal bond vehicle. The Firm does not consolidate municipal bond vehicles if it does not own the residual interests, since the Firm does not have the power to make decisions that significantly impact the economic performance of the municipal bond vehicle.

The Firm’s exposure to nonconsolidated municipal bond VIEs at September 30, 2010, and December 31, 2009, including the ratings profile of the VIEs’ assets, was as follows.

	Fair value of assets			Maximum
(in billions)	held by VIEs	Liquidity facilities(b)	Excess/(deficit)(c)	exposure

Nonconsolidated municipal bond vehicles(a)
September 30, 2010	$14.8	$8.9	$5.9	$8.9
December 31, 2009	13.2	8.4	4.8	8.4

	Ratings profile of VIE assets(d)
	Investment-grade				Noninvestment-grade	Fair value of	Wt. avg.
(in billions, except						assets held	expected life
where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	by VIEs	of assets (years)

Nonconsolidated municipal bond vehicles(a)
September 30, 2010	$2.0	$12.3	$0.5	$—	$—	$14.8	7.1
December 31, 2009	1.6	11.4	0.2	—	—	13.2	10.1

(a)	Excluded $2.0 billion and $2.8 billion, as of September 30, 2010, and December 31, 2009, respectively, which were consolidated due to the Firm owning the residual interests.

(b)	The Firm may serve as credit enhancement provider to municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at both September 30, 2010, and December 31, 2009.

(c)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(d)	The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
Credit-linked note vehicles
The Firm structures transactions with credit-linked note vehicles on behalf of investors in which a VIE purchases highly rated assets, such as asset-backed securities, or enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit which the VIE otherwise does not hold. The VIE then issues CLNs with maturities predominantly ranging from one to ten years in order to transfer the risk of the referenced credit to the VIE’s investors. The Firm does not generally consolidate these credit-linked note entities, since the Firm does not have the power to direct the significant activities of these entities and does not have a variable interest that could potentially be significant.
Exposure to nonconsolidated credit-linked note VIEs at September 30, 2010, and December 31, 2009, was as follows.

				Par value
	Net derivative	Trading	Total	of collateral
September 30, 2010 (in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

Credit-linked notes(a)
Static structure	$1.3	$—	$1.3	$10.2
Managed structure	3.7	0.1	3.8	12.5

Total	$5.0	$0.1	$5.1	$22.7

				Par value
	Net derivative	Trading	Total	of collateral
December 31, 2009 (in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

Credit-linked notes(a)
Static structure	$1.9	$0.7	$2.6	$10.8
Managed structure	5.0	0.6	5.6	15.2

Total	$6.9	$1.3	$8.2	$26.0

(a)	Excluded collateral with a fair value of $137 million and $855 million at September 30, 2010, and December 31, 2009, respectively, which was consolidated, as the Firm, in its role as secondary market-maker, held a majority of the issued credit-linked notes of certain vehicles.

(b)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(c)	On–balance sheet exposure that includes net derivative receivables and trading assets — debt and equity instruments.

(d)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies on the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.

Asset swap vehicles
The Firm structures and executes transactions with asset swap vehicles on behalf of investors. In such transactions, a VIE purchases a specific asset or assets and then enters into a derivative with the Firm in order to tailor the interest rate or currency risk, or both, according to investors’ requirements. The Firm does not generally consolidate these asset swap vehicles, since the Firm does not have the power to direct the significant activities of these entities and does not have a variable interest that could potentially be significant.
Exposure to nonconsolidated asset swap VIEs at September 30, 2010, and December 31, 2009, was as follows.

	Net derivative	Trading	Total	Par value of collateral
(in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

September 30, 2010(a)	$0.3	$—	$0.3	$7.8
December 31, 2009(a)	0.1	—	0.1	10.2

(a)	Excluded the fair value of collateral of zero and $623 million at September 30, 2010, and December 31, 2009, respectively, which was consolidated as the Firm, in its role as secondary market-maker, held a majority of the issued notes of certain vehicles.

(b)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(c)	On-balance sheet exposure that includes net derivative receivables and trading assets – debt and equity instruments.

(d)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies upon the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.
VIEs sponsored by third parties
Investment in a third-party credit card securitization trust
The Firm holds two interests in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The Firm is not the primary beneficiary of the trust, as the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The first note is structured so that the principal amount can float up to 47% of the principal amount of the receivables held by the trust, not to exceed $4.2 billion. The Firm accounts for its investment at fair value within AFS securities. At September 30, 2010, and December 31, 2009, the amortized cost of the note was $3.0 billion and $3.5 billion, respectively, and the fair value was $3.2 billion and $3.5 billion, respectively. The Firm accounts for its other interest, which is not subject to limits, as a loan at amortized cost. This senior loan had an amortized cost and fair value of approximately $1.0 billion at both September 30, 2010, and December 31, 2009. For more information on AFS securities and loans, see Notes 11 and 13 on pages 143–148 and 149–154, respectively, of this Form 10-Q.
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

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm as of September 30, 2010, and December 31, 2009.

	Assets
	Trading assets-
September 30, 2010	debt and equity
(in billions)	instruments	Loans	Other(a)	Total assets(b)

VIE program type
Firm-sponsored credit card trusts	$—	$72.5	$1.6	$74.1
Firm-administered multi-seller conduits	—	19.7	0.8	20.5
Mortgage securitization entities	2.4	3.1	—	5.5
Other	5.7	5.6	1.5	12.8

Total	$8.1	$100.9	$3.9	$112.9

	Liabilities
September 30, 2010	Beneficial interests
(in billions)	in VIE assets(c)	Other(d)	Total liabilities

VIE program type
Firm-sponsored credit card trusts	$47.5	$—	$47.5
Firm-administered multi-seller conduits	20.5	—	20.5
Mortgage securitization entities	3.1	1.7	4.8
Other	6.3	0.8	7.1

Total	$77.4	$2.5	$79.9

	Assets
	Trading assets-
December 31, 2009	debt and equity
(in billions)	instruments	Loans	Other(a)	Total assets(b)

VIE program type
Firm-sponsored credit card trusts(e)	$—	$6.1	$0.8	$6.9
Firm-administered multi-seller conduits	—	2.2	2.9	5.1
Mortgage securitization entities	—	—	—	—
Other	6.4	4.7	1.3	12.4

Total	$6.4	$13.0	$5.0	$24.4

	Liabilities
December 31, 2009	Beneficial interests
(in billions)	in VIE assets(c)	Other(d)	Total liabilities

VIE program type
Firm-sponsored credit card trusts(e)	$3.9	$—	$3.9
Firm-administered multi-seller conduits	4.8	—	4.8
Mortgage securitization entities	—	—	—
Other	6.5	2.2	8.7

Total	$15.2	$2.2	$17.4

(a)	Included assets classified as cash, resale agreements, derivative receivables, available-for-sale, and other assets within the Consolidated Balance Sheets.

(b)	The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(c)	The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $56.6 billion and $10.4 billion at September 30, 2010, and December 31, 2009, respectively. The maturities of the long-term beneficial interests as of September 30, 2010, were as follows: $16.9 billion under one year, $29.7 billion between one and five years, and $10.0 billion over 5 years.

(d)	Included liabilities classified as other borrowed funds and accounts payable and other liabilities in the Consolidated Balance Sheets.

(e)	Includes the receivables and related liabilities of the WMM Trust. For further discussion, see Note 15 on pages 198–205 respectively, of JPMorgan Chase’s 2009 Annual Report.

Supplemental information on loan securitizations
The Firm securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student and commercial (primarily related to real estate) loans, as well as debt securities. The primary purposes of these securitization transactions are to satisfy investor demand and to generate liquidity for the Firm.
For a discussion of the accounting treatment under prior accounting rules relating to loan securitizations, see Note 1 on pages 142–143 and Note 15 on pages 198–205 of JPMorgan Chase’s 2009 Annual Report.
Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three and nine months ended September 30, 2010 and 2009, related to assets held in JPMorgan Chase–sponsored securitization entities that were not consolidated by the Firm, as sale accounting was achieved based on the accounting rules in effect at the time of the securitization. For the three- and nine-month periods ended September 30, 2009, there were no mortgage loans that were securitized, and there were no cash flows from the Firm to the SPEs related to recourse or guarantee arrangements. Effective January 1, 2010, all of the Firm-sponsored credit card, student loan and auto securitization trusts were consolidated as a result of the new consolidation guidance related to VIEs and, accordingly, are not included in the securitization activity tables below for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30, 2010
	Residential mortgage
				Commercial
(in millions)	Prime(f)	Subprime	Option ARMs	and other

Principal securitized	$—	$—	$—	$574
Pretax gains	—	—	—	— (g)
All cash flows during the period(a):
Proceeds from new securitizations(b)	$—	$—	$—	$601
Servicing fees collected	77	55	109	1
Other cash flows received(c)	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(d)	46	—	—	—
Cash flows received on the interests that continue to be held by the Firm(e)	64	6	8	38

	Three months ended September 30, 2009
	Residential mortgage
				Commercial
(in millions)	Prime(f)	Subprime	Option ARMs	and other

All cash flows during the period(a):
Servicing fees collected	$105	$45	$118	$2
Other cash flows received(c)	2	1	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(d)	36	—	7	—
Cash flows received on the interests that continue to be held by the Firm(e)	148	6	11	31

	Nine months ended September 30, 2010
	Residential mortgage
				Commercial
(in millions)	Prime(f)	Subprime	Option ARMs	and other

Principal securitized	$—	$—	$—	$1,136
Pretax gains	—	—	—	— (g)
All cash flows during the period(a):
Proceeds from new securitizations(b)	$—	$—	$—	$1,193
Servicing fees collected	241	154	344	3
Other cash flows received(c)	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(d)	146	6	—	—
Cash flows received on the interests that continue to be held by the Firm(e)	216	18	19	106

	Nine months ended September 30, 2009
	Residential mortgage
				Commercial
(in millions)	Prime(f)	Subprime	Option ARMs	and other

All cash flows during the period(a):
Servicing fees collected	$337	$130	$364	$10
Other cash flows received(c)	8	3	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(d)	112	—	20	—
Cash flows received on the interests that continue to be held by the Firm(e)	512	19	75	189

(a)	Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(b)	Includes $601 million and $1.2 billion of proceeds from new securitizations received as securities for the three and nine months ended September 30, 2010, respectively. These securities were classified as level 2 of the fair value measurement hierarchy.

(c)	Includes excess servicing fees and other ancillary fees received.

(d)	Includes cash paid by the Firm to reacquire assets from the off–balance sheet, nonconsolidated entities — for example, servicer clean-up calls.

(e)	Includes cash flows received on retained interests — including, for example, principal repayments and interest payments.

(f)	Includes Alt-A loans and re-securitization transactions.

(g)	As of January 1, 2007, the Firm elected the fair value option for IB warehouse. The carrying value of these loans accounted for at fair value approximated the proceeds received from securitization.
Loans sold to agencies and other third-party sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans, predominantly to Ginnie Mae, Fannie Mae, and Freddie Mac, (the “Agencies”). These loans are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans through certain guarantee provisions. The Firm does not consolidate these securitization vehicles as it is not the primary beneficiary. In connection with these loan sales, the Firm makes certain representations and warranties. For additional information about the Firm’s loan sale- and securitization-related indemnifications, see Note 22 on pages 174–178 of this Form 10-Q.
The Firm generally retains the right to service the mortgage loans in accordance with the respective servicing guidelines and standards, which is a form of continuing involvement, and records this right as a servicing asset at the time of sale.
The following table summarizes these loan sale activities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Carrying value of loans sold(a)(b)	$42,543	$37,066	$108,090	$118,674

Proceeds received from loan sales:
Cash	2,786	432	3,386	1,252
Securities(c)	39,045	35,779	102,861	114,635

Total proceeds received from loan sales	41,831	36,211	106,247	115,887

Gains on loan sales	91	18	182	64

(a)	Predominantly to the Agencies.

(b)	See Note 16 on pages 167–170 of this Form 10-Q for further information on originated MSRs.

(c)	Predominantly includes securities from the Agencies that are generally sold shortly after receipt.
JPMorgan Chase’s interest in securitized assets held at fair value
The following table summarizes the Firm’s nonconsolidated securitization interests which are carried at fair value on the Firm’s Consolidated Balance Sheets at September 30, 2010, and December 31, 2009. The risk ratings are periodically reassessed as information becomes available. As of September 30, 2010, and December 31, 2009, 69% and 76%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better.

	Ratings profile of interests held (b)(c)(d)
	September 30, 2010			December 31, 2009
	Investment-	Noninvestment-	Retained	Investment-	Noninvestment-	Retained
(in billions)	grade	grade	interests	grade	grade	interests(e)

Asset types:
Residential mortgage:
Prime(a)	$0.1	$0.5	$0.6	$0.7	$0.4	$1.1
Subprime	—	—	—	—	—	—
Option ARMs	0.1	—	0.1	0.1	—	0.1
Commercial and other	2.5	0.3	2.8	2.2	0.2	2.4

Total	$2.7	$0.8	$3.5	$3.0	$0.6	$3.6

(a)	Includes retained interests in Alt-A loans and re-securitization transactions.

(b)	The ratings scale is presented on an S&P-equivalent basis.

(c)	Includes $199 million and $139 million of investments acquired in the secondary market, but predominantly held for investment purposes, as of September 30, 2010, and December 31, 2009, respectively. Of this amount, $159 million and $108 million is classified as investment-grade as of September 30, 2010, and December 31, 2009, respectively.

(d)	Excludes senior and subordinated securities of $378 million and $875 million at September 30, 2010, and December 31, 2009, respectively, which the Firm purchased in connection with IB’s secondary market-making activities.

(e)	Excludes $49 million of retained interests in student loans at December 31, 2009.
The table below outlines the key economic assumptions used to determine the fair value as of September 30, 2010, and December 31, 2009, of certain of the Firm’s retained interests in nonconsolidated VIEs, other than MSRs, that are valued using modeling techniques. The table below also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 164–170 of this Form 10-Q.

	Residential mortgage
September 30, 2010				Commercial
(in millions, except rates and where otherwise noted)	Prime(a)	Subprime	Option ARMs	and other

JPMorgan Chase interests in securitized assets	$646	$9	$108	$2,783

Weighted-average life (in years)	5.5	7.5	4.7	3.1

Weighted-average constant prepayment rate	11.7%	2.7%	16.7%	—%
	CPR	CPR	CPR	CPR
Impact of 10% adverse change	$(12)	$—	$(1)	$—
Impact of 20% adverse change	(24)	—	(3)	—

Weighted-average loss assumption	3.9%	8.9%	12.7%	1.9%
Impact of 10% adverse change	$(10)	$—	$—	$(75)
Impact of 20% adverse change	(17)	(1)	—	(152)
Weighted-average discount rate	10.6%	13.1%	5.5%	15.1%
Impact of 10% adverse change	$(22)	$—	$(2)	$(74)
Impact of 20% adverse change	(43)	(1)	(4)	(140)

	Residential mortgage
December 31, 2009				Commercial
(in millions, except rates and where otherwise noted)	Prime(a)	Subprime	Option ARMs	and other

JPMorgan Chase interests in securitized assets	$1,143	$27	$113	$2,361

Weighted-average life (in years)	8.3	4.3	5.1	3.5

Weighted-average constant prepayment rate	4.9%	21.8%	15.7%	—%
	CPR	CPR	CPR	CPR
Impact of 10% adverse change	$(15)	$(2)	$—	$—
Impact of 20% adverse change	(31)	(3)	(1)	—

Weighted-average loss assumption	3.2%	2.7%	0.7%	1.4%
Impact of 10% adverse change	$(15)	$(4)	$—	$(41)
Impact of 20% adverse change	(29)	(7)	—	(100)
Weighted-average discount rate	11.4%	23.2%	5.4%	12.5%
Impact of 10% adverse change	$(41)	$(2)	$(1)	$(72)
Impact of 20% adverse change	(82)	(4)	(3)	(139)

(a)	Includes retained interests in Alt-A loans and re-securitization transactions.

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
Loan delinquencies and net charge-offs
The table below includes information about delinquencies, net charge-offs and components of off–balance sheet securitized financial assets as of September 30, 2010, and December 31, 2009.

			90 days past due
	Credit exposure		and still accruing		Nonperforming loans		Net loan charge-offs(d)
							Three months ended		Nine months ended
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	September 30,		September 30,
(in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Securitized loans:
Residential mortgage:
Prime mortgage(a)(b)	$154,313	$171,547	$—	$—	$36,230	$33,838	$1,490	$2,728	$4,875	$7,319
Subprime mortgage(b)	41,255	47,261	—	—	16,192	19,505	749	1,684	2,865	5,962
Option ARMs(b)	37,106	41,983	—	—	11,016	10,973	479	566	1,705	1,420
Commercial and other(b)	99,415	24,799	236	—	4,911	1,244	159	2	331	12

Total loans securitized(c)	$332,089	$285,590	$236	$—	$68,349	$65,560	$2,877	$4,980	$9,776	$14,713

(a)	Includes Alt-A loans.

(b)	Total assets held in securitization-related SPEs were $409.8 billion and $435.6 billion at September 30, 2010, and December 31, 2009, respectively. The $332.1 billion and $285.6 billion of loans securitized at September 30, 2010, and December 31, 2009, respectively, excludes: $68.1 billion and $145.0 billion of securitized loans in which the Firm has no continuing involvement, zero and $1.2 billion of nonconsolidated auto and student loan securitizations, and $9.6 billion and $3.8 billion of loan securitizations (including automobile and student loans) consolidated on the Firm’s Consolidated Balance Sheets at September 30, 2010, and December 31, 2009, respectively.

(c)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

(d)	Net charge-offs represent losses realized upon liquidation of the assets held by off–balance sheet securitization entities.
NOTE 16 — GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 17 on pages 214–217 of JPMorgan Chase’s 2009 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	September 30, 2010	December 31, 2009

Goodwill	$48,736	$48,357
Mortgage servicing rights	10,305	15,531

Other intangible assets:
Purchased credit card relationships	$974	$1,246
Other credit card–related intangibles	617	691
Core deposit intangibles	959	1,207
Other intangibles	1,432	1,477

Total other intangible assets	$3,982	$4,621

Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	September 30, 2010	December 31, 2009

Investment Bank	$5,334	$4,959
Retail Financial Services	16,815	16,831
Card Services	14,170	14,134
Commercial Banking	2,866	2,868
Treasury & Securities Services	1,678	1,667
Asset Management	7,496	7,521
Corporate/Private Equity	377	377

Total goodwill	$48,736	$48,357

The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Balance at beginning of period(a)	$48,320	$48,288	$48,357	$48,027
Changes during the period from:
Business combinations	381	2	400	247
Dispositions	—	—	(19)	—
Other(b)	35	44	(2)	60

Balance at September 30,(a)	$48,736	$48,334	$48,736	$48,334

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
The $379 million increase in goodwill from December 31, 2009, was largely due to the acquisition of RBS Sempra Commodities businesses, and foreign currency translation adjustments related to the Firm’s credit card and merchant businesses, partially offset by the divestiture of certain non-strategic businesses, as well as tax-related purchase accounting adjustments associated with the Bank One merger.
Goodwill was not impaired at September 30, 2010, or December 31, 2009, nor was any goodwill written off due to impairment during the nine month periods ended September 30, 2010 or 2009. During the nine months ended September 30, 2010, the firm reviewed current conditions (including the estimated effects of regulatory and legislative changes, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and limitations on non-sufficient funds and overdraft fees), and prior projections for all of its reporting units. In addition, the Firm updated the discounted cash flow valuations of its consumer lending businesses in RFS and CS, as these businesses continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of recent regulatory and legislative changes. As a result of these reviews, the Firm concluded that goodwill for these businesses and the Firm’s other reporting units were not impaired at September 30, 2010.
Mortgage servicing rights
For a further description of the MSR asset, interest rate risk management, and the valuation methodology of MSRs, see Notes 3 and 17 on pages 151–152 and 214–217, respectively, of JPMorgan Chase’s 2009 Annual Report.
The following table summarizes MSR activity for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except where otherwise noted)	2010	2009	2010	2009

Fair value at the beginning of the period	$11,853	$14,600	$15,531	$9,403
MSR activity
Originations of MSRs	803	873	2,025	2,851
Purchase of MSRs	9	—	23	2
Disposition of MSRs	(257)	—	(262)	(10)

Total net additions	555	873	1,786	2,843
Change in valuation due to inputs and assumptions(a)	(1,497)	(1,096)	(5,177)	4,045
Other changes in fair value(b)	(606)	(714)	(1,835)	(2,628)

Total change in fair value of MSRs(c)	(2,103)	(1,810)	(7,012)	1,417

Fair value at September 30(d)	$10,305	$13,663	$10,305	$13,663

Change in unrealized gains/(losses) included in income related to MSRs held at September 30	$(1,497)	$(1,096)	$(5,177)	$4,045

Contractual service fees, late fees and other ancillary fees included in income	$1,113	$1,187	$3,393	$3,615

Third-party mortgage loans serviced at September 30 (in billions)	$1,021.2	$1,107.7	$1,021.2	$1,107.7

Servicer advances, net at September 30 (in billions)(e)	$9.3	$7.4	$9.3	$7.4

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. “Total realized/unrealized gains/(losses)” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 119–123 of this Form 10-Q include these amounts.

(b)	Includes changes in MSR value due to modeled servicing portfolio runoff (or time decay). “Purchases, issuances, settlements, net” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 119–123 of this Form 10-Q include these amounts.

(c)	Includes changes related to commercial real estate of $(2) million and $1 million for the three months ended September 30, 2010 and 2009, respectively, and $(6) million and $(3) million for the nine months ended September 30, 2010 and 2009, respectively.

(d)	Includes $35 million and $42 million related to commercial real estate at September 30, 2010 and 2009, respectively.

(e)	Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest to a trust, taxes and insurance), which will generally be reimbursed within a short period of time after the advance via future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these advances is minimal because reimbursement of the advances is senior to all cash payments to investors in the underlying loans. In addition, the Firm maintains the right to stop payment if the collateral is insufficient to cover the advance.
The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

RFS mortgage fees and related income
Net production revenue:
Production revenue	$1,233	$395	$2,342	$1,635
Repurchase losses	(1,464)	(465)	(2,563)	(940)

Net production revenue	(231)	(70)	(221)	695

Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	1,153	1,220	3,446	3,721
Other changes in MSR asset fair value(a)	(604)	(712)	(1,829)	(2,622)

Total operating revenue	549	508	1,617	1,099

Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model(b)	(1,497)	(1,099)	(5,177)	4,042
Derivative valuation adjustments and other	1,884	1,534	6,027	(2,523)

Total risk management	387	435	850	1,519

Total RFS net mortgage servicing revenue	936	943	2,467	2,618

All other(c)	2	(30)	7	(85)

Mortgage fees and related income	$707	$843	$2,253	$3,228

(a)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). “Purchases, issuances, settlements, net” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 119–123 of this Form 10-Q include these amounts.

(b)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. “Total realized/unrealized gains/(losses)” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 119–123 of this Form 10-Q include these amounts.

(c)	Primarily represents risk management activities performed by the Chief Investment Office (“CIO”) in the Corporate sector.
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2010, and December 31, 2009; and it outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	September 30, 2010	December 31, 2009

Weighted-average prepayment speed assumption (CPR)	18.32%	11.37%
Impact on fair value of 10% adverse change	$(905)	$(896)
Impact on fair value of 20% adverse change	(1,744)	(1,731)

Weighted-average option adjusted spread	4.18%	4.63%
Impact on fair value of 100 basis points adverse change	$(390)	$(641)
Impact on fair value of 200 basis points adverse change	(749)	(1,232)

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

Other intangible assets
For the nine months ended September 30, 2010, purchased credit card relationships, other credit card–related intangibles, core deposit intangibles and other intangible assets decreased $639 million, primarily reflecting amortization expense.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	September 30, 2010			December 31, 2009
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
(in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,785	$4,811	$974	$5,783	$4,537	$1,246
Other credit card–related intangibles	898	281	617	894	203	691
Core deposit intangibles	4,280	3,321	959	4,280	3,073	1,207
Other intangibles	2,231	799	1,432 (a)	2,200	723	1,477

(a)	The decrease from December 31, 2009 includes the elimination of servicing assets for auto and student loans as a result of the adoption of the new consolidation guidance related to VIEs.
Amortization expense
The Firm’s intangible assets with finite lives are amortized over their useful lives in a manner that best reflects the economic benefits of the intangible asset. Intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, were determined to have an indefinite life and are not amortized.
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Purchased credit card relationships	$80	$99	$274	$323
All other intangibles:
Other credit card–related intangibles	26	24	78	70
Core deposit intangibles	82	96	248	294
Other intangibles(a)	30	35	96	107

Total amortization expense	$218	$254	$696	$794

(a)	Excludes amortization expense related to servicing assets on securitized automobile loans, which is recorded in lending- and deposit-related fees, of $1 million for the nine months ended September 30, 2009. Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs, which resulted in the elimination of those servicing assets.
Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets.

		Other credit
	Purchased credit	card–related	Core deposit	Other
For the year: (in millions)	card relationships	intangibles	intangibles	intangibles	Total

2010(a)	$354	$105	$328	$129	$916
2011	291	103	284	118	796
2012	252	106	240	115	713
2013	213	103	195	111	622
2014	109	101	103	98	411

(a)	Includes $274 million, $78 million, $248 million and $96 million of amortization expense related to purchased credit card relationships, other credit card–related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the first nine months of 2010.

NOTE 17 — DEPOSITS
For further discussion of deposits, see Note 19 on page 218 in JPMorgan Chase’s 2009 Annual Report.
At September 30, 2010, and December 31, 2009, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2010	December 31, 2009

U.S. offices:
Noninterest-bearing	$219,302	$204,003
Interest-bearing
Demand(a)	15,983	15,964
Savings(b)	318,997	297,949
Time (included $2,740 and $1,463 at fair value at September 30, 2010, and December 31, 2009, respectively)	100,425	125,191

Total interest-bearing deposits	435,405	439,104

Total deposits in U.S. offices	654,707	643,107

Non-U.S. offices:
Noninterest-bearing	10,646	8,082
Interest-bearing
Demand	174,668	186,885
Savings	585	661
Time (included $2,048 and $2,992 at fair value at September 30, 2010, and December 31, 2009, respectively)	62,532	99,632

Total interest-bearing deposits	237,785	287,178

Total deposits in non-U.S. offices	248,431	295,260

Total deposits	$903,138	$938,367

(a)	Represents Negotiable Order of Withdrawal (“NOW”) accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).
NOTE 18 — OTHER BORROWED FUNDS
The following table details the components of other borrowed funds.

(in millions)	September 30, 2010	December 31, 2009

Advances from Federal Home Loan Banks(a)	$15,906	$27,847
Other	35,736	27,893

Total other borrowed funds(b)	$51,642	$55,740

(a)	Maturities of advances from the FHLBs are $2.6 billion, $1.0 billion, $6.3 billion, $1.0 billion, and $4.0 billion in each of the 12-month periods ending September 30, 2011, 2012, 2013, 2014, and 2015, respectively, and $932 million maturing after September 30, 2015.

(b)	Includes other borrowed funds of $10.4 billion and $5.6 billion accounted for at fair value at September 30, 2010, and December 31, 2009, respectively.

NOTE 19 — EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 25 on page 224 of JPMorgan Chase’s 2009 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2010	2009	2010	2009

Basic earnings per share
Income before extraordinary gain	$4,418	$3,512	$12,539	$8,374
Extraordinary gain	—	76	—	76

Net income	4,418	3,588	12,539	8,450
Less: Preferred stock dividends	160	163	485	1,165
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	—	—	—	1,112	(c)

Net income applicable to common equity	4,258	3,425	12,054	6,173	(c)
Less: Dividends and undistributed earnings allocated to participating securities	239	185	701	348

Net income applicable to common stockholders	$4,019	$3,240	$11,353	$5,825
Total weighted-average basic shares outstanding	3,954.3	3,937.9	3,969.4	3,835.0

Per share
Income before extraordinary gain	$1.02	$0.80	$2.86	$1.50	(c)
Extraordinary gain	—	0.02	—	0.02

Net income	$1.02	$0.82	$2.86	$1.52	(c)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2010	2009	2010	2009

Diluted earnings per share
Net income applicable to common stockholders	$4,019	$3,240	$11,353	$5,825
Total weighted-average basic shares outstanding	3,954.3	3,937.9	3,969.4	3,835.0
Add: Employee stock options and SARs(a)	17.6	24.1	21.3	13.3

Total weighted-average diluted shares outstanding(b)	3,971.9	3,962.0	3,990.7	3,848.3

Per share
Income before extraordinary gain	$1.01	$0.80	$2.84	$1.50	(c)
Extraordinary gain	—	0.02	—	0.01

Net income	$1.01	$0.82	$2.84	$1.51	(c)

(a)	Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock aggregating 236 million and 241 million shares for the three months ended September 30, 2010 and 2009, respectively, and 233 million and 306 million shares for the nine months ended September 30, 2010 and 2009, respectively.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

(c)	The calculation of basic and diluted EPS and net income applicable to common equity for the nine months ended September 30, 2009, includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of U.S. Troubled Asset Relief Program (“TARP”) preferred capital.
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

						Net loss and prior
						service costs/(credit)	Accumulated
Nine months ended	Unrealized		Translation			of defined benefit	other
September 30, 2010	gains/(losses) on		adjustments,			pension and	comprehensive
(in millions)	AFS securities(b)		net of hedges	Cash flow hedges		OPEB plans	income/(loss)

Balance at January 1, 2010	$2,032	(c)	$(16)	$181		$(2,288)	$(91)
Cumulative effect of changes in accounting principles(a)	(144)		—	—		—	(144)
Net change	2,839	(d)	196 (e)	142	(f)	154 (g)	3,331

Balance at September 30, 2010	$4,727	(c)	$180	$323		$(2,134)	$3,096

					Net loss and prior
					service costs/(credit)	Accumulated
Nine months ended	Unrealized	Translation			of defined benefit	other
September 30, 2009	gains/(losses) on	adjustments,			pension and	comprehensive
(in millions)	AFS securities(b)	net of hedges	Cash flow hedges		OPEB plans	income/(loss)

Balance at January 1, 2009	$(2,101)	$(598)	$(202)		$(2,786)	$(5,687)
Net change	4,983 (d)	549 (e)	293	(f)	145 (g)	5,970

Balance at September 30, 2009	$2,882	$(49)	$91		$(2,641)	$283

(a)	Reflects the effect of adoption of new accounting guidance related to the consolidation of VIEs, and to embedded credit derivatives in beneficial interests in securitized financial assets. AOCI decreased by $129 million due to the adoption of the new consolidation guidance related to VIEs as a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation; for further discussion see Note 15 on pages 155–167 of this Form 10-Q. AOCI decreased by $15 million due to the adoption of the new guidance related to credit derivatives embedded in certain of the Firm’s AFS securities; for further discussion, see Note 5 on pages 132–140 of this Form 10-Q.

(b)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.

(c)	Includes after-tax unrealized losses of $(97) million and $(226) million not related to credit on debt securities for which credit losses have been recognized in income at September 30, 2010, and December 31, 2009, respectively.

(d)	The net change for the nine months ended September 30, 2010, was due primarily to the narrowing of spreads on commercial and non-agency MBS as well as on collateralized loan obligations; also reflects increased market value on pass through MBS. The net change for the nine months ended September 30, 2009, was due primarily to the overall market spread and market liquidity improvement.

(e)	Includes $187 million and $702 million at September 30, 2010 and 2009, respectively, of after-tax gains/(losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, and $9 million and $(153) million, respectively, of after-tax gains/(losses) on hedges. The Firm may not hedge its entire exposure to foreign currency translation on net investments in foreign operations.

(f)	The net change for the nine months ended September 30, 2010, included $53 million of after-tax gains recognized in income, and $195 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income. The net change for the nine months ended September 30, 2009, included $117 million of after-tax gains recognized in income and $410 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income.

(g)	The net changes for the nine months ended September 30, 2010 and 2009, were primarily due to after-tax adjustments based on the final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension and OPEB plans (for 2009 and 2008, respectively); and the amortization of net loss and prior service credit into net periodic benefit cost. The net change for 2009 also included an offset for a change in income tax rates.
NOTE 21 — COMMITMENTS AND CONTINGENCIES
For a discussion of the Firm’s commitments and contingencies, see Note 30 on page 230 of JPMorgan Chase’s 2009 Annual Report.
Litigation reserve
The Firm maintains litigation reserves for certain of its outstanding litigation. At September 30, 2010, the Firm and its subsidiaries were named as a defendant or were otherwise involved in several thousand legal proceedings, investigations and litigations in various jurisdictions around the world. The Firm’s material legal proceedings are described in Item 1: Legal Proceedings on pages 192–200 of this Form 10-Q (the “Legal Proceedings section”), to which reference is hereby made.
The Firm has established reserves for several hundred of its cases. The Firm accrues for a litigation-related liability when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its litigations, proceedings and investigations each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards as appropriate, based on management’s best judgment after consultation with counsel. During the three and nine months ended September 30, 2010, the Firm incurred $1.5 billion and $5.2 billion, respectively, of litigation expense. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.

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
For those legal matters where damages have been specified by the plaintiff, such claimed damages may, in some instances, provide the upper end of the range of reasonably possible losses as previously defined. Accordingly, to assist the reader’s understanding of the potential magnitude of the matters at issue, the Firm has included in its current description of the status of each matter set forth in the Legal Proceedings section, for each particular matter where the information is available, the amount of damages claimed or publicly available information that pertains to the damages claimed where not so specified. The Firm does not believe that a range of reasonably possible losses (defined by the relevant accounting literature to include all potential losses other than those deemed “remote”) can be determined for the other asserted and probable unasserted claims as of September 30, 2010. This would require the Firm to make assessments regarding claims, or portion of claims, where actual damages have not been specified by the plaintiffs, or to assess novel claims or claims that are at preliminary stages of adjudication.
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
NOTE 22 — OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS, GUARANTEES AND OTHER COMMITMENTS
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. These commitments and guarantees often expire without being drawn, and even higher proportions expire without a default. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For a discussion of off–balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 31 on pages 230–234 of JPMorgan Chase’s 2009 Annual Report.
To provide for the risk of loss inherent in wholesale-related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on pages 154–155 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off–balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2010, and December 31, 2009. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

Off–balance sheet lending-related financial instruments, guarantees and other commitments

	Contractual amount		Carrying value(i)
	September 30,	December 31,	September 30,	December 31,
(in millions)	2010	2009	2010	2009

Lending-related
Consumer:
Home equity – senior lien	$17,956	$19,246	$—	$—
Home equity – junior lien	32,457	37,231	—	—
Prime mortgage	1,487	1,654	—	—
Subprime mortgage	—	—	—	—
Option ARMs	—	—	—	—
Auto loans	5,892	5,467	2	7
Credit card	547,195	569,113	—	—
All other loans	10,483	11,229	5	5

Total consumer	615,470	643,940	7	12

Wholesale:
Other unfunded commitments to extend credit(a)(b)	198,587	192,145	410	356
Asset purchase agreements(b)	—	22,685	—	126
Standby letters of credit and other financial guarantees(a)(c)(d)	93,055	91,485	816	919
Unused advised lines of credit	40,598	35,673	—	—
Other letters of credit(a)(d)	6,372	5,167	1	1

Total wholesale	338,612	347,155	1,227	1,402

Total lending-related	$954,082	$991,095	$1,234	$1,414

Other guarantees and commitments
Securities lending guarantees(e)	$183,715	$170,777	NA	NA
Derivatives qualifying as guarantees(f)	74,077	87,191	$678	$762
Unsettled reverse repurchase and securities borrowing agreements	63,806	48,187	—	—
Equity investment commitments(g)	2,285	2,374	—	—
Building purchase commitment	670	670	—	—
Loan sale and securitization-related indemnifications:
Repurchase liability(h)	NA	NA	3,307	1,705
Loans sold with recourse	11,191	13,544	152	271

(a)	At September 30, 2010, and December 31, 2009, represents the contractual amount net of risk participations totaling $546 million and $643 million, respectively, for other unfunded commitments to extend credit; $23.2 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $890 million and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)	Upon the adoption of the new consolidation guidance related to VIEs, $24.2 billion of lending-related commitments between the Firm and Firm-administered multi-seller conduits were eliminated upon consolidation. The decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments directly between the multi-seller conduits and clients; these unfunded commitments of the consolidated conduits are now included as off–balance sheet lending-related commitments of the Firm.

(c)	At September 30, 2010, and December 31, 2009, includes unissued standby letters of credit commitments of $40.9 billion and $38.4 billion, respectively.

(d)	At September 30, 2010, and December 31, 2009, JPMorgan Chase held collateral relating to $36.0 billion and $31.5 billion, respectively, of standby letters of credit; and $2.4 billion and $1.3 billion, respectively, of other letters of credit.

(e)	At September 30, 2010, and December 31, 2009, collateral held by the Firm in support of securities lending indemnification agreements totaled $185.7 billion and $173.2 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees. The carrying value at September 30, 2010, and December 31, 2009, reflects derivative payables of $902 million and $981 million, respectively, less derivative receivables of $224 million and $219 million, respectively.

(g)	At September 30, 2010, and December 31, 2009, includes unfunded commitments of $1.1 billion and $1.5 billion, respectively, to third-party private equity funds; and $1.2 billion and $897 million, respectively, to other equity investments. These commitments include $1.0 billion and $1.5 billion, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 114–128 of this Form 10-Q.

(h)	Represents estimated repurchase liability related to indemnifications for breaches of representations and warranties in loan sale and securitization agreements. For additional information, see Loan sale and securitization-related indemnifications on pages 177–178 of this Note.

(i)	For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability. For derivative-related products, the carrying value represents the fair value. For all other products the carrying value represents the valuation reserve.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit include commitments to U.S. states and municipalities, hospitals and other not-for-profit entities to provide funding for periodic tenders of their variable-rate demand bond obligations or commercial paper. Performance by the Firm is required in the event that the variable-rate demand bonds or commercial paper cannot be remarketed to new investors. The amount of commitments related to variable-rate demand bonds and commercial paper of U.S. states and municipalities, hospitals and not-for-profit entities was $19.5 billion and $23.3 billion at September 30, 2010, and December 31, 2009, respectively. Similar commitments exist to extend credit in the form of liquidity facility agreements with nonconsolidated municipal bond VIEs. For further information, see Note 15 on pages 155–167 of this Form 10-Q.
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities. The acquisition-related commitments are dependent on whether the acquisition by the borrower is successful, tend to be short-term in nature and, in most cases, are subject to certain conditions based on the borrower’s financial condition or other factors. The amounts of commitments related to leveraged and acquisition finance activities were $5.6 billion and $7.0 billion at September 30, 2010, and December 31, 2009, respectively. For further information, see Note 3 and Note 4 on pages 114–128 and 129–131 respectively, of this Form 10-Q.
Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 31 on pages 230–234 of JPMorgan Chase’s 2009 Annual Report. The amount of the liability, and corresponding asset, related to guarantees recorded at September 30, 2010, and December 31, 2009, excluding the allowance for credit losses on lending-related commitments and derivative contracts discussed below, was $361 million and $475 million, respectively.
Standby letters of credit
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $817 million and $920 million at September 30, 2010, and December 31, 2009, respectively, which was classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values include $456 million and $553 million, respectively, for the allowance for lending-related commitments, and $361 million and $367 million, respectively, for the guarantee liability.
The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of September 30, 2010, and December 31, 2009.
Standby letters of credit and other financial guarantees and other letters of credit

	September 30, 2010		December 31, 2009
	Standby letters of		Standby letters of
	credit and other	Other letters	credit and other	Other letters
(in millions)	financial guarantees	of credit	financial guarantees	of credit

Investment-grade(a)	$69,170	$5,302	$66,786	$3,861
Noninvestment-grade(a)	23,885	1,070	24,699	1,306

Total contractual amount(b)	$93,055 (c)	$6,372	$91,485 (c)	$5,167

Allowance for lending-related commitments	$455	$1	$552	$1
Commitments with collateral	35,991	2,381	31,454	1,315

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

(b)	At September 30, 2010, and December 31, 2009, represents contractual amount net of risk participations totaling $23.2 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $890 million and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(c)	At September 30, 2010, and December 31, 2009, includes unissued standby letters of credit commitments of $40.9 billion and $38.4 billion, respectively.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that meet the characteristics of a guarantee under U.S. GAAP. The total notional value of the derivatives that the Firm deems to be guarantees was $74.1 billion and $87.2 billion at September 30, 2010, and December 31, 2009, respectively. The notional value generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees, although exposure to certain stable value derivatives is contractually limited to a substantially lower percentage of the notional value. The fair value of the contracts reflects the probability of whether the Firm will be required to perform under the contract. The fair value related to derivative guarantees were derivative payables of $902 million and $981 million and derivative receivables of $224 million and $219 million at September 30, 2010, and December 31, 2009, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 132–140 of this Form 10-Q, and Note 5 on pages 167–175 of JPMorgan Chase’s 2009 Annual Report.
Unsettled reverse repurchase and securities borrowing agreements
In the normal course of business, the Firm enters into reverse repurchase agreements and securities borrowing agreements that settle at a future date. These agreements generally do not meet the definition of a derivative, and therefore, are not recorded on the Consolidated Balance Sheets until settlement date. At September 30, 2010, and December 31, 2009, the amount of commitments related to forward starting reverse repurchase agreements and securities borrowing agreements were $17.6 billion and $23.4 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular way settlement periods were $46.2 billion and $24.8 billion at September 30, 2010, and December 31, 2009, respectively.
Loan sale- and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
As part of the Firm’s loan sale and securitization activities, the Firm generally makes representations and warranties in its loan sale and securitization agreements that the loans sold meet certain requirements. These agreements may require the Firm (including in its roles as a servicer) to repurchase the loan, purchase the property if the loan has already been foreclosed upon, and/or reimburse the purchaser for losses if the foreclosed property has been liquidated (commonly referred to as a “make-whole payment”) if the Firm is deemed to have breached such representations or warranties. Generally, the maximum amount of future payments the Firm would be required to make for breaches under these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense. At September 30, 2010, and December 31, 2009, the Firm had recorded repurchase liabilities of $3.3 billion and $1.7 billion, respectively, which are reported in accounts payable and other liabilities net of probable recoveries from third parties. The Firm does not believe a range of reasonably possible loss (as defined by the relevant accounting literature) related to its repurchase liability can be determined for asserted and probable unasserted claims as of September 30, 2010.
For additional information, see Note 13 and Note 15 on pages 149–154 and 155–167, respectively, of this Form 10-Q, and Note 13 and Note 15 on pages 192–196 and 198–205, respectively, of JPMorgan Chase’s 2009 Annual Report.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At September 30, 2010, and December 31, 2009, the unpaid principal balance of loans sold with recourse totaled $11.2 billion and $13.5 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under this guarantee, was $152 million and $271 million at September 30, 2010, and December 31, 2009, respectively.
Building purchase commitment
In connection with the Bear Stearns merger, the Firm succeeded to an operating lease arrangement for the building located at 383 Madison Avenue in New York City (the “Synthetic Lease”). Under the terms of the Synthetic Lease, the Firm was obligated to a maximum residual value guarantee of approximately $670 million if the building were sold and the proceeds of the sale were insufficient to satisfy the lessor’s debt obligation. The Firm subsequently served notice to purchase the property upon expiration of the lease on November 1, 2010. Accordingly, the residual value guarantee was reclassified as a building purchase commitment. On November 1, 2010, the Firm purchased the 383 Madison Avenue building.
NOTE 23 – BUSINESS SEGMENTS
The Firm is managed on a line of business basis. There are six major reportable business segments — Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 20 of this Form 10-Q, and pages 53–54 and Note 34 on pages 237–239 of JPMorgan Chase’s 2009 Annual Report.
Segment results
The following tables provide a summary of the Firm’s segment results for the three and nine months ended September 30, 2010, and 2009, on a managed basis. Prior to the January 1, 2010, adoption of the new consolidation guidance related to VIEs, the impact of credit card securitization adjustments had been included in reconciling items so that the total Firm results are on a reported basis. Finally, total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense/(benefit).

Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to each line of business with the changes anticipated to occur in the business, and the competitive and regulatory landscape. The lines of business are now capitalized based on the Tier 1 common standard rather than the Tier 1 capital standard.
Segment results and reconciliation(a)

Three months ended September 30, 2010	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$3,462	$2,788	$806	$547
Net interest income	1,891	4,858	3,447	980

Total net revenue	5,353	7,646	4,253	1,527
Provision for credit losses	(142)	1,548	1,633	166
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	3,704	4,517	1,445	560

Income before income tax expense	1,791	1,581	1,175	801
Income tax expense	505	674	440	330

Net income	$1,286	$907	$735	$471

Average common equity	$40,000	$28,000	$15,000	$8,000
Average assets	746,926	375,968	141,029	130,237
Return on average common equity	13%	13%	19%	23%
Overhead ratio	69	59	34	37

Three months ended September 30, 2010	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(d)(e)	Total

Noninterest revenue	$1,172	$1,780	$1,213	$(446)	$11,322
Net interest income/(loss)	659	392	371	(96)	12,502

Total net revenue	1,831	2,172	1,584	(542)	23,824
Provision for credit losses	(2)	23	(3)	—	3,223
Credit reimbursement (to)/from TSS(b)	(31)	—	—	31	—
Noninterest expense(c)	1,410	1,488	1,274	—	14,398

Income before income tax expense/ (benefit)	392	661	313	(511)	6,203
Income tax expense/(benefit)	141	241	(35)	(511)	1,785

Net income	$251	$420	$348	$—	$4,418

Average common equity	$6,500	$6,500	$59,962	$—	$163,962
Average assets	42,445	64,911	539,597	NA	2,041,113
Return on average common equity	15%	26%	NM	NM	10%
Overhead ratio	77	69	NM	NM	60

Three months ended September 30, 2009	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$5,253	$3,064	$831	$474
Net interest income	2,255	5,154	4,328	985

Total net revenue	7,508	8,218	5,159	1,459
Provision for credit losses	379	3,988	4,967	355
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	4,274	4,196	1,306	545

Income/(loss) before income tax expense/(benefit) and extraordinary gain	2,855	34	(1,114)	559
Income tax expense/(benefit)	934	27	(414)	218

Income/(loss) before extraordinary gain	1,921	7	(700)	341
Extraordinary gain	—	—	—	—

Net income/(loss)	$1,921	$7	$(700)	$341

Average common equity	$33,000	$25,000	$15,000	$8,000
Average assets	678,796	401,620	192,141	130,316
Return on average common equity	23%	—%	(19)%	17%
Overhead ratio	57	51	25	37

Three months ended September 30, 2009	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(d)(e)	Total

Noninterest revenue	$1,137	$1,681	$1,563	$(118)	$13,885
Net interest income/(loss)	651	404	1,031	(2,071)	12,737

Total net revenue	1,788	2,085	2,594	(2,189)	26,622
Provision for credit losses	13	38	62	(1,698)	8,104
Credit reimbursement (to)/from TSS(b)	(31)	—	—	31	—
Noninterest expense(c)	1,280	1,351	503	—	13,455

Income before income tax expense/(benefit) and extraordinary gain	464	696	2,029	(460)	5,063
Income tax expense/(benefit)	162	266	818	(460)	1,551

Income before extraordinary gain	302	430	1,211	—	3,512
Extraordinary gain	—	—	76	—	76

Net income	$302	$430	$1,287	$—	$3,588

Average common equity	$5,000	$7,000	$56,468	$—	$149,468
Average assets	33,117	60,345	585,620	(82,779)	1,999,176
Return on average common equity(f)	24%	24%	NM	NM	9%
Overhead ratio	72	65	NM	NM	51

Nine months ended September 30, 2010	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$14,085	$8,532	$2,425	$1,593
Net interest income	5,919	14,699	10,492	2,836

Total net revenue	20,004	23,231	12,917	4,429
Provision for credit losses	(929)	6,996	7,366	145
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	13,064	13,040	4,283	1,641

Income before income tax expense	7,869	3,195	1,268	2,643
Income tax expense	2,731	1,377	493	1,089

Net income	$5,138	$1,818	$775	$1,554

Average common equity	$40,000	$28,000	$15,000	$8,000
Average assets	711,277	383,848	148,212	132,176
Return on average common equity	17%	9%	7%	26%
Overhead ratio	65	56	33	37

Nine months ended September 30, 2010	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(d)(e)	Total

Noninterest revenue	$3,545	$5,253	$3,597	$(1,333)	$37,697
Net interest income/(loss)	1,923	1,118	2,194	(282)	38,899

Total net revenue	5,468	6,371	5,791	(1,615)	76,596
Provision for credit losses	(57)	63	12	—	13,596
Credit reimbursement (to)/from TSS(b)	(91)	—	—	91	—
Noninterest expense(c)	4,134	4,335	4,656	—	45,153

Income before income tax expense/(benefit)	1,300	1,973	1,123	(1,524)	17,847
Income tax expense/(benefit)	478	770	(106)	(1,524)	5,308

Net income	$822	$1,203	$1,229	$—	$12,539

Average common equity	$6,500	$6,500	$55,737	$—	$159,737
Average assets	41,211	63,629	560,803	NA	2,041,156
Return on average common equity	17%	25%	NM	NM	10%
Overhead ratio	76	68	NM	NM	59

Nine months ended September 30, 2009	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services(d)	Banking

Noninterest revenue	$15,778	$9,601	$2,035	$1,354
Net interest income	7,402	15,422	13,121	2,960

Total net revenue	23,180	25,023	15,156	4,314
Provision for credit losses	2,460	11,711	14,223	960
Credit reimbursement (to)/from TSS(b)	—	—	—	—
Noninterest expense(c)	13,115	12,446	3,985	1,633

Income/(loss) before income tax expense/(benefit) and extraordinary gain	7,605	866	(3,052)	1,721
Income tax expense/(benefit)	2,607	370	(1,133)	674

Income/(loss) before extraordinary gain	4,998	496	(1,919)	1,047
Extraordinary gain	—	—	—	—

Net income/(loss)	$4,998	$496	$(1,919)	$1,047

Average common equity	$33,000	$25,000	$15,000	$8,000
Average assets	707,396	411,693	195,517	137,248
Return on average common equity	20%	3%	(17)%	17%
Overhead ratio	57	50	26	38

Nine months ended September 30, 2009	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(d)(e)	Total

Noninterest revenue	$3,530	$4,549	$1,665	$(16)	$38,496
Net interest income	1,979	1,221	2,885	(6,216)	38,774

Total net revenue	5,509	5,770	4,550	(6,232)	77,270
Provision for credit losses	2	130	71	(4,826)	24,731
Credit reimbursement (to)/from TSS(b)	(91)	—	—	91	—
Noninterest expense(c)	3,887	4,003	1,279	—	40,348

Income before income tax expense and extraordinary gain	1,529	1,637	3,200	(1,315)	12,191
Income tax expense	540	631	1,443	(1,315)	3,817

Income before extraordinary gain	989	1,006	1,757	—	8,374
Extraordinary gain	—	—	76	—	76

Net income	$989	$1,006	$1,833	$—	$8,450

Average common equity	$5,000	$7,000	$49,322	$—	$142,322
Average assets	35,753	59,309	570,107	(82,383)	2,034,640
Return on average common equity(f)	26%	19%	NM	NM	6%
Overhead ratio	71	69	NM	NM	52

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s lines of business results on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.

(b)	In the second quarter of 2009, IB began reporting a credit reimbursement from TSS as a component of total net revenue, whereas TSS reports the credit reimbursement as a separate line item on its income statement (not part of net revenue). Reconciling items include an adjustment to offset IB’s inclusion of the credit reimbursement in total net revenue.

(c)	Includes merger costs, which are reported in the Corporate/Private Equity segment. Merger costs attributed to the business segments for the three and nine months ended September 30, 2010 and 2009, were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Investment Bank	$—	$5	$—	$21
Retail Financial Services	—	54	—	238
Card Services	—	3	—	39
Commercial Banking	—	1	—	6
Treasury & Securities Services	—	3	—	10
Asset Management	—	1	—	4
Corporate/Private Equity	—	36	—	133

(d)	Effective January 1, 2010, the Firm adopted new consolidation guidance related to VIEs. Prior to the adoption of the new guidance, managed results for credit card excluded the impact of credit card securitizations on total net revenue, provision for credit losses and average assets, as JPMorgan Chase treated the sold receivables as if they were still on the balance sheet in evaluating the credit performance of the entire managed credit card portfolio, as operations are funded, and decisions are made about allocating resources, such as employees and capital, based on managed information. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Noninterest revenue	NA	$(285)	NA	$(1,119)
Net interest income	NA	1,983	NA	5,945
Provision for credit losses	NA	1,698	NA	4,826
Average assets	NA	82,779	NA	82,383

(e)	Segment managed results reflect revenue on a tax-equivalent basis, with the corresponding income tax impact recorded within income tax expense. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three and nine months ended September 30, 2010 and 2009, were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009

Noninterest revenue	$415	$371	$1,242	$1,043
Net interest income	96	89	282	272
Income tax expense	511	460	1,524	1,315

(f)	Ratio is based on income/(loss) before extraordinary gain.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES(a)
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended September 30, 2010				Three months ended September 30, 2009
	Average			Rate	Average		Rate
(in millions, except rates)	balance	Interest		(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$38,747	$82		0.85%	$62,248	$130	0.83%
Federal funds sold and securities purchased under resale agreements	192,099	448		0.92	151,705	368	0.96
Securities borrowed	121,302	66		0.22	129,301	(30)	(0.09)
Trading assets — debt instruments	251,790	2,775		4.37	250,148	3,017	4.78
Securities	327,798	2,207		2.67 (e)	359,451	3,281	3.62 (e)
Loans	693,791	9,978		5.71	665,386	9,450	5.64
Other assets(b)	36,912	146		1.57	24,155	133	2.18

Total interest-earning assets	$1,662,439	15,702		3.75	1,642,394	16,349	3.95
Allowance for loan losses	(35,562)				(29,319)
Cash and due from banks	29,963				21,256
Trading assets — equity instruments	96,200				66,790
Trading assets — derivative receivables	92,857				99,807
Goodwill	48,745				48,328
Other intangible assets:
Mortgage servicing rights	10,807				14,384
Purchased credit card relationships	1,013				1,389
Other intangibles	3,081				3,595
Other assets	131,570				130,552

Total assets	$2,041,113				$1,999,176

Liabilities
Interest-bearing deposits	$659,027	$846		0.51%	$660,998	$1,086	0.65%
Federal funds purchased and securities loaned or sold under repurchase agreements	281,171	(199)	(d)	(0.28) (d)	303,175	150	0.20
Commercial paper	34,523	18		0.20	42,728	24	0.23
Trading liabilities — debt instruments	73,278	487		2.64	47,467	539	4.50
Other borrowings and liabilities(c)	130,191	176		0.54	131,518	228	0.69
Beneficial interests issued by consolidated VIEs	83,928	287		1.36	19,351	70	1.43
Long-term debt	252,097	1,489		2.34	271,281	1,426	2.09

Total interest-bearing liabilities	1,514,215	3,104		0.81	1,476,518	3,523	0.95
Noninterest-bearing deposits	213,700				191,821
Trading liabilities — equity instruments	6,560				12,376
Trading liabilities — derivative payables	69,350				75,458
All other liabilities, including the allowance for lending-related commitments	65,335				85,383

Total liabilities	1,869,160				1,841,556

Stockholders’ equity
Preferred stock	7,991				8,152
Common stockholders’ equity	163,962				149,468

Total stockholders’ equity	171,953				157,620

Total liabilities and stockholders’ equity	$2,041,113				$1,999,176

Interest rate spread				2.94%			3.00%
Net interest income and net yield on interest-earning assets		$12,598		3.01%		$12,826	3.10%

(a)	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the transfer of financial assets and the consolidation of VIEs. For further details regarding the Firm’s application and impact of the new guidance, see Note 15 on pages 155–167 of this Form 10-Q.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables and advances from Federal Home Loan Banks.

(d)	Reflects a benefit from the favorable market environments for dollar-roll financings in the third quarter of 2010.

(e)	For the quarters ended September 30, 2010 and 2009, the annualized rates for AFS securities, based on amortized cost, were 2.74% and 3.64%, respectively.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES(a)
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Nine months ended September 30, 2010				Nine months ended September 30, 2009
	Average			Rate	Average		Rate
(in millions, except rates)	balance	Interest		(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$53,811	$269		0.67%	$72,849	$819	1.50%
Federal funds sold and securities purchased under resale agreements	183,983	1,253		0.91	151,606	1,386	1.22
Securities borrowed	116,554	127		0.15	124,127	(40)	(0.04)
Trading assets — debt instruments	248,484	8,167		4.39	249,223	9,294	4.99
Securities	330,853	7,715		3.12 (e)	331,981	9,377	3.78 (e)
Loans	707,924	30,545		5.77	696,526	29,799	5.72
Other assets(b)	33,108	376		1.52	29,389	372	1.69

Total interest-earning assets	$1,674,717	48,452		3.87	1,655,701	51,007	4.12
Allowance for loan losses	(37,464)				(26,725)
Cash and due from banks	31,173				23,740
Trading assets — equity instruments	91,697				64,363
Trading assets — derivative receivables	83,702				118,560
Goodwill	48,546				48,225
Other intangible assets:
Mortgage servicing rights	13,475				12,605
Purchased credit card relationships	1,103				1,485
Other intangibles	3,118				3,729
Other assets	131,089				132,957

Total assets	$2,041,156				$2,034,640

Liabilities
Interest-bearing deposits	$668,403	$2,573		0.51%	$689,660	$3,937	0.76%
Federal funds purchased and securities loaned or sold under repurchase agreements	275,607	(279)	(d)	(0.14) (d)	273,368	519	0.25
Commercial paper	36,503	53		0.19	37,964	86	0.30
Trading liabilities — debt instruments	70,266	1,479		2.81	43,637	1,306	4.00
Other borrowings and liabilities(c)	128,377	513		0.53	163,867	997	0.81
Beneficial interests issued by consolidated VIEs	90,654	923		1.36	14,569	165	1.52
Long-term debt	256,858	4,009		2.09	268,158	4,951	2.47

Total interest-bearing liabilities	1,526,668	9,271		0.81	1,491,223	11,961	1.07
Noninterest-bearing deposits	207,846				196,270
Trading liabilities — equity instruments	5,838				12,814
Trading liabilities — derivative payables	63,688				82,781
All other liabilities, including the allowance for lending-related commitments	69,281				86,501

Total liabilities	1,873,321				1,869,589

Stockholders’ equity
Preferred stock	8,098				22,729
Common stockholders’ equity	159,737				142,322

Total stockholders’ equity	167,835				165,051

Total liabilities and stockholders’ equity	$2,041,156				$2,034,640

Interest rate spread				3.06%			3.05%
Net interest income and net yield on interest-earning assets		$39,181		3.13%		$39,046	3.15%

(a)	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the transfer of financial assets and the consolidation of VIEs. For further details regarding the Firm’s application and impact of the new guidance, see Note 15 on pages 155–167 of this Form 10-Q.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables and advances from Federal Home Loan Banks.

(d)	Reflects a benefit from the favorable market environments for dollar-roll financings during the nine months ended September 30, 2010.

(e)	For the nine months ended September 30, 2010 and 2009, the annualized rates for AFS securities, based on amortized cost, were 3.18% and 3.77%, respectively.

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
Assets under management: Represent assets actively managed by AM on behalf of Private Banking, Institutional, and Retail clients. Includes “Committed Capital not Called”, on which AM earns fees. Excludes assets managed by American Century Companies, Inc. in which the Firm has a 41% ownership interest as of September 30, 2010.
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
Bear Stearns merger: Effective May 30, 2008, JPMorgan Chase merged with The Bear Stearns Companies Inc. (“Bear Stearns”), and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase. The final total purchase price to complete the merger was $1.5 billion. For additional information, see Note 2 on pages 143–148 of JPMorgan Chase’s 2009 Annual Report.
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

FRBB: Federal Reserve Bank of Boston.
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
Loan-to-value (“LTV”) ratio: For residential real estate loans, the relationship expressed as a percent, between the principal amount of a loan and the appraised value of the collateral (i.e., residential real estate) securing the loan.
Origination date LTV ratio
The LTV ratio at the origination date of the loan. Origination date LTV ratios are calculated based on the actual appraised values of collateral (i.e., loan-level data) at the origination date.
Current estimated LTV ratio
An estimate of the LTV as of a certain date. The current estimated LTV ratios are calculated using estimated collateral values derived from a nationally recognized home price index measured at the MSA level. These MSA-level home price indices are comprised of actual data to the extent available and forecasted data where actual data is not available. As a result, the estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting LTV ratios are necessarily imprecise and should therefore be viewed as estimates.
Combined LTV ratio
The LTV ratio considering all lien positions related to the property. Combined LTV ratios are used for junior lien home equity products.
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

Option ARMs
The option ARM real estate loan product is an adjustable-rate mortgage loan that provides the borrower with the option each month to make a fully amortizing, interest-only or minimum payment. The minimum payment on an option ARM loan is based on the interest rate charged during the introductory period. This introductory rate is usually significantly below the fully indexed rate. The fully indexed rate is calculated using an index rate plus a margin. Once the introductory period ends, the contractual interest rate charged on the loan increases to the fully indexed rate and adjusts monthly to reflect movements in the index. The minimum payment is typically insufficient to cover interest accrued in the prior month, and any unpaid interest is deferred and added to the principal balance of the loan. Option ARM loans are subject to payment recast, which converts the loan to a variable-rate fully amortizing loan upon meeting specified loan balance and anniversary date triggers.
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
Principal transactions: Realized and unrealized gains and losses from trading activities (including physical commodities inventories that are accounted for at the lower of cost or fair value) and changes in fair value associated with financial instruments held predominantly by IB for which the fair value option was elected. Principal transactions revenue also includes private equity gains and losses.
Purchased credit-impaired (“PCI”) loans: Acquired loans deemed to be credit-impaired under the FASB guidance for PCI loans. The guidance allows purchasers to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics (e.g., FICO score, geographic location). A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Wholesale loans are determined to be credit-impaired if they meet the definition of an impaired loan under U.S.

GAAP at the acquisition date. Consumer loans are determined to be credit-impaired based on specific risk characteristics of the loan, including product type, LTV ratios, FICO scores, and past due status.
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
Troubled debt restructuring (“TDR”): Occurs when the Firm modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty.
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
Washington Mutual transaction: On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank (“Washington Mutual”) from the FDIC for $1.9 billion. The final allocation of the purchase price resulted in the recognition of negative goodwill and an extraordinary gain of $2.0 billion. For additional information, see Note 2 on pages 143–148 of JPMorgan Chase’s 2009 Annual Report.

LINE OF BUSINESS METRICS
Investment Banking
IB’s revenue comprises the following:
Investment banking fees include advisory, equity underwriting, bond underwriting and loan syndication fees.
Fixed income markets primarily include revenue related to market-making across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets.
Equity markets primarily include revenue related to market-making across global equity products, including cash instruments, derivatives and convertibles.
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
Mortgage banking revenue comprises the following:
Net production revenue includes net gains or losses on originations and sales of prime and subprime mortgage loans, other production-related fees and losses related to the repurchase of previously-sold loans.
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
Treasury services includes a broad range of products and services enabling clients to transfer, invest and manage the receipt and disbursement of funds, while providing the related information reporting. These products and services include U.S. dollar and multi-currency clearing, ACH, lockbox, disbursement and reconciliation services, check deposits, other check and currency–related services, trade finance and logistics solutions, commercial card and deposit products, sweeps and money market mutual funds.
Investment banking products provide clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools through loan syndications, investment-grade debt, asset-backed securities, private placements, high-yield bonds, equity underwriting, advisory, interest rate derivatives, foreign exchange hedges and securities sales.
CB selected business metrics:
Liability balances include deposits, as well as deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.
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
Description of selected business metrics within TSS:
Liability balances include deposits, as well as deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.
Asset Management
Assets under management — Represent assets actively managed by AM on behalf of Private Banking, Institutional, and Retail clients. Includes “committed capital not called”, on which AM earns fees. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 41% ownership interest as of September 30, 2010.

Assets under supervision — Represents assets under management as well as custody, brokerage, administration and deposit accounts.
Multi-asset — Any fund or account that allocates assets under management to more than one asset class (e.g., long term fixed income, equity, cash, real assets, private equity, or hedge funds).
Alternative assets — The following types of assets constitute alternative investments – hedge funds, currency, real estate and private equity.
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
Private Banking offers investment advice and wealth management services to high- and ultra-high-net-worth individuals, families, money managers, business owners and small corporations worldwide, including investment management, capital markets and risk management, tax and estate planning, banking, capital raising and specialty-wealth advisory services.
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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:
•	local, regional and international business, economic and political conditions and geopolitical events;
•	changes in laws and regulatory requirements, including as a result of the newly-enacted financial services legislation;
•	changes in trade, monetary and fiscal policies and laws;
•	securities and capital markets behavior, including changes in market liquidity and volatility;
•	changes in investor sentiment or consumer spending or savings behavior;
•	ability of the Firm to manage effectively its liquidity;
•	credit ratings assigned to the Firm or its subsidiaries;
•	the Firm’s reputation;
•	ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;
•	technology changes instituted by the Firm, its counterparties or competitors;
•	mergers and acquisitions, including the Firm’s ability to integrate acquisitions;
•	ability of the Firm to develop new products and services, and the extent to which products or services previously sold by the Firm require the Firm to incur liabilities or absorb losses not contemplated at their initiation or origination;
•	acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;
•	ability of the Firm to attract and retain employees;
•	ability of the Firm to control expense;

•	competitive pressures;
•	changes in the credit quality of the Firm’s customers and counterparties;
•	adequacy of the Firm’s risk management framework;
•	adverse judicial or regulatory proceedings;
•	changes in applicable accounting policies;
•	ability of the Firm to determine accurate values of certain assets and liabilities;
•	occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other commodity-related activities;
•	the other risks and uncertainties detailed in Part 1, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2009, Part II, Item 1A: Risk Factors in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2010, and Part II, Item 1A: Risk Factors in this Form 10-Q on pages 200–201.
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
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the Management’s discussion and analysis on pages 99–102 of this Form 10-Q.
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
Mortgage Foreclosure Investigations and Litigation. State and federal officials have announced investigations into the procedures followed by mortgage servicing companies and banks, including JPMorgan Chase & Co. and its affiliates, relating to foreclosures. The Firm is cooperating with these investigations. Two purported class action lawsuits have also been filed against Washington Mutual Bank and JPMorgan Chase & Co. in the United States District Court for the Northern District of Illinois, and against Chase Home Finance, LLC in California state court alleging common law fraud and misrepresentation, as well as violations of state consumer fraud statutes.
These investigations and actions follow the Firm’s decision in late September 2010 to commence a temporary suspension of obtaining mortgage foreclosure judgments in the states and territories that require a judicial foreclosure process. Subsequently, the Firm extended this temporary suspension to foreclosure sales in those states and territories that require a judicial foreclosure process, and to foreclosures and foreclosure sales in the majority of remaining states where a judicial process is not required, but where affidavits signed by Firm personnel may have been used as part of the foreclosure process. In mid-October, the Firm also temporarily suspended evictions in the states and territories in which it had suspended foreclosures and foreclosure sales, as well as in certain additional states in which an affidavit signed by Firm personnel may have been used in connection with eviction proceedings.
The Firm’s temporary suspension arose out of certain questions about affidavits of indebtedness prepared by local foreclosure counsel, signed by Firm employees, and filed or used in mortgage foreclosure proceedings in certain states. While, based on the Firm’s work to date, the Firm believes that the information in those affidavits of indebtedness about the fact of default and amount of indebtedness was materially accurate, in certain instances, the underlying review and verification of this information was performed by Firm personnel other than the affiants, or the affidavits may not have been properly notarized.
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
Bear Stearns Hedge Fund Matters. Bear Stearns, certain current or former subsidiaries of Bear Stearns, including Bear Stearns Asset Management, Inc. (“BSAM”) and Bear, Stearns & Co. Inc., and certain current or former Bear Stearns employees are named defendants (collectively the “Bear Stearns defendants”) in multiple civil actions and arbitrations relating to alleged losses of more than $1 billion resulting from the failure of the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the “High Grade Fund”) and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd. (the “Enhanced Leverage Fund”) (collectively, the “Funds”). BSAM served as investment manager for both of the Funds, which were organized such that there were U.S. and Cayman Islands “feeder funds” that invested substantially all their assets, directly or indirectly, in the Funds. The Funds are in liquidation.
There are currently four civil actions pending in the United States District Court for the Southern District of New York relating to the Funds. Two of these actions involve derivative lawsuits brought on behalf of purchasers of partnership interests in the two U.S. feeder funds, alleging that the Bear Stearns defendants mismanaged the Funds and made material misrepresentations to and/or withheld information from investors in the funds. These actions seek, among other things, unspecified compensatory damages based on alleged investor losses. The third action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds, and seeks compensatory and punitive damages. Motions to dismiss in these three cases have been granted in part and denied in part, and discovery is ongoing. The fourth action was brought by

Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract and fraud in connection with a May 2007 $4 billion securitization, known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation (“CDO”) holdings that were purchased by BofA from the High Grade Fund and the Enhanced Leverage Fund. Bank of America apparently seeks in excess of $3 billion in damages. Defendants’ motion to dismiss in this action was largely denied; an amended complaint was filed; and discovery is ongoing in this case as well.
Ralph Cioffi and Matthew Tannin, the portfolio managers for the Funds, were tried on, and acquitted of, criminal charges of securities fraud and conspiracy to commit securities and wire fraud brought by the United States Attorney’s Office for the Eastern District of New York. The United States Securities and Exchange Commission (“SEC”) is proceeding with a civil action against Cioffi and Tannin.
Municipal Derivatives Investigations and Litigation. The Department of Justice (in conjunction with the Internal Revenue Service) and the SEC have been investigating JPMorgan Chase and Bear Stearns for possible antitrust, securities and tax-related violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. A group of state attorneys general and the Office of the Comptroller of the Currency (“OCC”) have opened investigations into the same underlying conduct. The Firm has been cooperating with all of these investigations. The Philadelphia Office of the SEC provided notice to J.P. Morgan Securities LLC (“JPMorgan Securities”), formerly J.P. Morgan Securities Inc., that it intends to recommend that the SEC bring civil charges in connection with its investigations. JPMorgan Securities has responded to that notice, as well as to a separate notice that that Philadelphia Office of the SEC provided to Bear, Stearns & Co. Inc.
Purported class action lawsuits and individual actions (the “Municipal Derivatives Actions”) have been filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers, alleging antitrust violations in the reportedly $100 billion to $300 billion annual market for financial instruments related to municipal bond offerings referred to collectively as “municipal derivatives.” The Municipal Derivatives Actions have been consolidated in the United States District Court for the Southern District of New York. The Court denied in part and granted in part defendants’ motions to dismiss the purported class and individual actions, permitting certain claims to proceed against the Firm and others under federal and California state antitrust laws and under the California false claims act. Subsequently, a number of additional individual actions asserting substantially similar claims, including claims under New York and West Virginia state antitrust laws, have been filed against JPMorgan Chase, Bear Stearns and numerous other defendants. Most of these cases have been consolidated in the United States District Court for the Southern District of New York. The Firm is seeking to have the balance of these cases consolidated before the same court. Discovery is ongoing.
As previously reported, following JPMorgan Securities’ settlement with the SEC in connection with certain Jefferson County, Alabama (the “County”) warrant underwritings and related swap transactions, the County filed a complaint against the Firm and several other defendants in the Circuit Court of Jefferson County, Alabama. The suit alleges that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and chosen as the counterparty for certain swaps executed by the County. In its complaint, Jefferson County alleges that the Firm concealed these third party payments and that, but for this concealment, the County would not have entered into the transactions. The County further alleges that the transactions increased the risks of its capital structure and that, following the downgrade of certain insurers that insured the warrants, the County’s interest obligations increased and the principal due on a portion of its outstanding warrants was accelerated. The Court denied the Firm’s motion to dismiss the complaint in May 2010. The Firm filed a mandamus petition with the Alabama Supreme Court, seeking immediate appellate review of this decision. The petition is now fully briefed and all proceedings have been stayed pending adjudication of the petition.
A putative class action was filed on behalf of sewer ratepayers against JPMorgan Chase and Bear Stearns and numerous other defendants, based on substantially the same conduct described above (the “Wilson Action”). The plaintiff in the Wilson Action has filed a sixth amended complaint. The Firm has moved to dismiss the complaint for lack of standing.
Two insurance companies that guaranteed the payment of principal and interest on warrants issued by Jefferson County have filed separate actions against JPMorgan Chase (and one of the insurers has also named Jefferson County) in New York state court asserting that defendants fraudulently misled them into issuing the insurance coverage, based upon substantially the same alleged conduct described above and other alleged non-disclosures. One insurer claims that it insured an aggregate principal amount of nearly $1.2 billion in warrants, and seeks unspecified damages in excess of $400 million, as well as unspecified punitive damages. The other insurer claims that it insured an aggregate principal amount of more than $378 million and seeks recovery of $4 million that it alleges it paid under the policies to date as well as any payments it will make in the future and unspecified punitive damages. JPMorgan Chase has filed motions to dismiss each of these complaints, and is awaiting decisions.
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
In addition to the consolidated class action complaint, plaintiffs filed supplemental complaints challenging the initial public offerings (“IPOs”) of MasterCard and Visa (the “IPO Complaints”). With respect to the MasterCard IPO, plaintiffs allege that the offering violated Section 7 of the Clayton Act and Section 1 of the Sherman Act and that the offering was a fraudulent conveyance. With respect to the Visa IPO, plaintiffs are challenging the Visa IPO on antitrust theories parallel to those articulated in the MasterCard IPO pleading. Defendants have filed motions to dismiss the IPO Complaints. The Court has not yet ruled on those motions.
Mortgage-Backed Securities Litigation and Regulatory Investigations. JPMorgan Chase and affiliates, Bear Stearns and affiliates and Washington Mutual and affiliates have been named as defendants in a number of cases in their various roles as issuer, sponsor and/or underwriter in mortgage-backed securities (“MBS”) offerings. These cases include purported class action suits, actions by individual purchasers of securities and actions by insurance companies that guaranteed payments of principal and interest for particular tranches. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for more than $150 billion of securities issued by dozens of securitization trusts contained material misrepresentations and omissions, including statements regarding the underwriting standards pursuant to which the underlying mortgage loans were issued.
In the actions against the Firm as an MBS issuer (and, in some cases, also as an underwriter of its own MBS offerings), three purported class actions are pending against JPMorgan Chase and Bear Stearns, and/or certain of their affiliates and current and former employees, in the United States District Courts for the Eastern and Southern Districts of New York. Defendants have moved to dismiss two of these actions and expect to do so for the remaining one. In addition, Washington Mutual affiliates, Washington Mutual Asset Acceptance Corp. and Washington Mutual Capital Corp., are defendants, along with certain former officers or directors of Washington Mutual Asset Acceptance Corp., in two now-consolidated purported class action cases pending in the Western District of Washington. Defendants’ motion to dismiss was granted in part to dismiss all claims relating to MBS offerings in which a named plaintiff was not a purchaser. Discovery is ongoing.
In other actions brought against the Firm as an MBS issuer (and, in some cases, also as an underwriter): certain JPMorgan Chase entities, several Bear Stearns entities, and certain Washington Mutual affiliates are defendants in nine separate individual actions filed by the Federal Home Loan Banks of Pittsburgh, Seattle, San Francisco, Chicago and Indianapolis in various state courts around the country; and certain JPMorgan Chase, Bear Stearns and Washington Mutual entities are also among the defendants named in separate individual actions commenced by Cambridge Place Investment Management Inc. in Massachusetts state court and by The Charles Schwab Corporation (“Schwab”) in state court in California.

EMC Mortgage Corporation (“EMC”), a subsidiary of JPMorgan Chase, is a defendant in four pending actions commenced by bond insurers that guaranteed payments of principal and interest on approximately $3.6 billion of certain classes of seven different MBS offerings sponsored by EMC. Three of those actions, commenced by Assured Guaranty Corp., Ambac Assurance Corporation and Syncora Guarantee, Inc., respectively, are pending in the United States District Court for the Southern District of New York. The fourth action, commenced by CIFG Assurance North America, Inc., is pending in state court in Texas. In each action, plaintiff claims that the underlying mortgage loans had origination defects that purportedly violate certain representations and warranties given by EMC to plaintiffs and that EMC has breached the relevant agreements between the parties by failing to repurchase allegedly defective mortgage loans. Each action seeks unspecified damages and an order compelling EMC to repurchase those loans.
In the actions against the Firm solely as an underwriter of other issuers’ MBS offerings, the Firm generally has contractual rights to indemnification from the issuers. However, some of these issuers are now defunct, including affiliates of IndyMac Bancorp (“IndyMac Trusts”) and Thornburg Mortgage (“Thornburg”). With respect to the IndyMac Trusts, JPMorgan Securities, along with numerous other underwriters and individuals, is named as a defendant, both in its own capacity and as successor to Bear, Stearns & Co. Inc. in a purported class action pending in the United States District Court for the Southern District of New York brought on behalf of purchasers of securities in various IndyMac Trust MBS offerings. The Court in that action has dismissed claims as to certain such securitizations, including all offerings in which no named plaintiff purchased securities, and allowed claims as to other offerings to proceed. Separately, JPMorgan Securities, as successor to Bear, Stearns & Co. Inc., and other underwriters, along with certain individuals, are defendants in an action pending in state court in California brought by MBIA Insurance Corp. (“MBIA”). The action relates to certain securities issued by IndyMac trusts in offerings in which Bear Stearns was an underwriter, and as to which MBIA provided guaranty insurance policies. MBIA purports to be subrogated to the rights of the MBS holders, and seeks recovery of sums it has paid and will pay pursuant to those policies. Defendants’ motion for judgment on the pleadings was denied. With respect to Thornburg, a Bear Stearns subsidiary is a named defendant in a purported class action pending in the United States District Court for the District of New Mexico along with a number of other financial institutions that served as depositors and/or underwriters for ten Thornburg MBS offerings.
In addition to the above-described litigation, the Firm has also received a number of subpoenas and informal requests for information from federal authorities concerning mortgage-related matters, including inquiries concerning the Firm’s underwriting and issuance of MBS and its participation in offerings of certain collateralized debt obligations.
In addition to the above mortgage-related matters, the Firm is now a defendant in an action commenced by Deutsche Bank, described in more detail below with respect to the Washington Mutual Litigations.
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
The Firm, on behalf of itself and affiliates, agreed to a settlement in principle with the New York Attorney General’s Office which provided, among other things, that the Firm would offer to purchase at par certain auction-rate securities purchased from JPMorgan Securities, Chase Investment Services Corp. and Bear, Stearns & Co. Inc. by individual investors, charities, and small- to medium-sized businesses. The Firm also agreed to a substantively similar settlement in principle with the Office of Financial Regulation for the State of Florida and the North American Securities Administrator Association (“NASAA”) Task Force, which agreed to recommend approval of the settlement to all remaining states, Puerto Rico and the U.S. Virgin Islands. The Firm has finalized the settlement agreements with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida. The settlement agreements provide for the payment of penalties totaling $25 million to all states. The Firm is currently in the process of finalizing consent agreements with NASAA’s member states; 39 of these consent agreements have been finalized to date.
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

Additionally, the Firm was named in two putative antitrust class actions in the United States District Court for the Southern District of New York, which actions allege that the Firm, in collusion with numerous other financial institution defendants, entered into an unlawful conspiracy in violation of Section 1 of the Sherman Act. Specifically, the complaints allege that defendants acted collusively to maintain and stabilize the auction-rate securities market and similarly acted collusively in withdrawing their support for the auction-rate securities market in February 2008. On January 26, 2010, the District Court dismissed both actions. The Second Circuit Court of Appeals consolidated the two appeals. That appeal is currently pending.
City of Milan Litigation and Criminal Investigation. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) and J.P. Morgan Securities Ltd. (together, “JPMorgan Chase”) in the District Court of Milan. The proceedings relate to (a) a bond issue by the City in June 2005 (the “Bond”) and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPMorgan Chase (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations by JPMorgan Chase (among others) in connection with the Swap and the Bond, together with related swap transactions with other counterparties. The civil proceedings continue and there will be an initial hearing on March 9, 2011. JPMorgan Chase Bank, N.A. intends to ask for an adjournment on the grounds that it has filed a challenge to the Italian Supreme Court’s jurisdiction over JPMorgan Chase Bank, N.A. which has yet to be decided. In January 2009, JPMorgan Chase Bank, N.A. also received a notice from the Prosecutor at the Court of Milan placing it and certain current and former JPMorgan Chase personnel under investigation in connection with the transactions described above. Since April 2009, JPMorgan Chase Bank, N.A. has been contesting an attachment order obtained by the Prosecutor, purportedly to freeze assets potentially subject to confiscation in the event of a conviction. The original Euro 92 million attachment has been reduced to Euro 45 million, and JPMorgan Chase Bank, N.A.’s application for a further reduction remains pending. The judge has directed four current and former JPMorgan Chase personnel and JPMorgan Chase Bank, N.A. (as well as other individuals and three other banks) to go forward to a full trial that started in May 2010. Although the Firm is not charged with any crime and does not face criminal liability, if one or more of its employees were found guilty, the Firm could be subject to administrative sanctions, including restrictions on its ability to conduct business in Italy and monetary penalties. In the initial hearings, the City successfully applied to join some of the claims in the civil proceedings against the individuals and JPMorgan Chase Bank, N.A. to the criminal proceedings. In addition, a consumer association has also been given leave to join the criminal proceedings to seek damages from the defendant banks. The trial has resumed and continues with a weekly hearing.
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
In both JPMorgan Chase’s adversary proceeding and the Debtors’ turnover proceeding, JPMorgan Chase and the FDIC argued that the Bankruptcy Court lacks jurisdiction to adjudicate certain claims. JPMorgan Chase moved to have the adversary proceedings transferred to United States District Court for the District of Columbia and to withdraw jurisdiction from the Bankruptcy Court to the District Court. That motion is fully briefed. In addition, JPMorgan Chase and the FDIC have pending with the United States District Court for the District of Delaware an appeal of the Bankruptcy Court’s rulings rejecting the jurisdictional arguments, and that appeal is fully briefed. JPMorgan Chase is also appealing a separate Bankruptcy Court decision that held, in part, that the Bankruptcy Court could proceed with certain matters while the first appeal is pending.
The Debtors submitted claims substantially similar to those submitted in the Bankruptcy Court in the FDIC receivership for, among other things, ownership of certain of the Disputed Assets, as well as claims challenging the terms of the agreement pursuant to which substantially all of the assets of Washington Mutual Bank were sold by the FDIC to JPMorgan Chase. The FDIC, as receiver, disallowed the Debtors’ claims and the Debtors filed an action against the FDIC in the United States District Court for the District of Columbia challenging the FDIC’s disallowance of the Debtors’ claims, claiming ownership of the Disputed Assets, and seeking money damages from the FDIC. JPMorgan Chase has intervened in the action. In January 2010, the District Court stayed the action pending developments in the Bankruptcy Case. In connection with the stay, the District Court denied WMI’s and the FDIC’s motions to dismiss without prejudice.
In addition, JPMorgan Chase has been sued in an action originally filed in the 122nd State District Court of Galveston County, Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at an allegedly too low price. The FDIC intervened in the Texas Action and, upon motion by the FDIC and JPMorgan Chase, the District Court transferred the Texas Action to the United States District Court for the District of Columbia. Plaintiffs moved to have the FDIC dismissed as a party and to remand the action to the state court or, in the alternative, dismissed for lack of subject matter jurisdiction. JPMorgan Chase and the FDIC moved to have the entire action dismissed. On April 13, 2010, the United States District Court for the District of Columbia granted JPMorgan Chase’s motion to dismiss the complaint, granted the FDIC’s parallel motion to dismiss the complaint and denied plaintiffs’ motion to dismiss the FDIC as a party and to remand the case to Texas state court. On July 19, 2010, the Court denied plaintiffs’ motion to reconsider its prior ruling, to vacate the judgment in the Texas Action and to permit them to file an amended complaint. On July 20, 2010, the plaintiffs in the Texas Action appealed these decisions to the United States Court of Appeals for the District of Columbia.
Other proceedings related to Washington Mutual’s failure also pending before the United States District Court for the District of Columbia include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC, asserting an estimated $6 billion to $10 billion in damages based upon alleged breach of various mortgage securitization agreements and alleged violation of certain representations and warranties given by certain WMI subsidiaries in connection with those securitization agreements. Deutsche Bank filed an amended complaint on August 30, 2010, adding JPMorgan Chase Bank, N.A. as a party. The amended complaint includes assertions that JPMorgan Chase may have assumed liabilities relating to the mortgage securitization agreements. A response to the complaint is due on November 22, 2010.
On May 19, 2010, WMI, JPMorgan Chase and the FDIC announced a global settlement agreement among themselves and significant creditor groups (the “Global Settlement Agreement”). The Global Settlement Agreement is incorporated into WMI’s proposed Chapter 11 plan (“the Plan”) that has been submitted to the Bankruptcy Court. If approved by the Bankruptcy Court, the Global Settlement would resolve numerous disputes among WMI, JPMorgan Chase, the FDIC in its capacity as receiver for Washington Mutual Bank and the FDIC in its corporate capacity, as well as those of significant creditor groups, including disputes relating to the Disputed Assets. While the Plan confirmation process is ongoing, the appeals and proceedings before the United States District Courts for the Districts of Delaware and the District of Columbia are stayed.
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
In a July 20, 2010 hearing in the Bankruptcy Case, the Bankruptcy Court appointed an examiner to investigate, among other things, the claims and assets that may be property of the Debtors’ estates that are proposed to be conveyed, released or otherwise compromised and settled under the Plan and Global Settlement Agreement. The examiner submitted a preliminary report for the Bankruptcy Court on September 7, 2010, and submitted a final report on November 1, 2010. The Bankruptcy Court is scheduled to consider confirmation of the Plan, including the Global Settlement Agreement, beginning on December 1, 2010.
Securities Lending Litigation. JPMorgan Chase Bank N.A. has been named as a defendant in four putative class actions asserting ERISA and non-ERISA claims pending in the United States District Court for the Southern District of New

York brought by participants in the Firm’s securities lending business. A fifth lawsuit was filed in New York state court by an individual participant in the program. Three of the purported class actions, which have been consolidated, relate to losses of plaintiffs’ money in medium-term notes of Sigma Finance Inc. (“Sigma”). Plaintiffs assert claims under both ERISA and state law. Fact discovery is complete and expert discovery is ongoing. In August 2010, the Court certified a plaintiff class consisting of all securities lending participants that held Sigma medium-term notes on September 30, 2008, including those that held the notes by virtue of participation in the investment of cash collateral through a collective fund, as well as those that held the notes by virtue of the investment of cash collateral through individual accounts.
The fourth putative class action, as originally filed, concerned losses of money invested in Lehman Brothers medium-term notes and in asset-backed securities offered by nine other issuers. Plaintiff filed an amended complaint including additional factual allegations regarding Lehman Brothers and eliminating claims regarding the other asset-backed securities. The Firm has moved to dismiss the amended complaint. The New York state court action, which is not a class action, concerns the plaintiff’s loss of money in both Sigma and Lehman Brothers medium-term notes. The Firm has answered the complaint. The Court denied the Firm’s motion to stay this action pending resolution of the proceedings in federal court.
Investment Management Litigation. Four cases have been filed claiming that investment portfolios managed by JPMorgan Investment Management Inc. (“JPMorgan Investment Management”) were inappropriately invested in securities backed by subprime residential real estate collateral. Plaintiffs claim that JPMorgan Investment Management and related defendants are liable for the loss of more than $1 billion in market value of these securities. The first case was filed by NM Homes One, Inc. in federal court in New York. The United States District Court for the Southern District of New York granted JPMorgan Investment Management’s motion to dismiss nine of plaintiff’s ten causes of action. The Court granted JPMorgan Investment Management’s request for permission to move to dismiss the remaining cause of action. Plaintiff has moved for reconsideration. The second case, filed by Assured Guaranty (U.K.) in New York state court, was dismissed and Assured has appealed the Court’s decision. In the third case, filed by Ambac Assurance UK Limited in New York state court, the Court granted JPMorgan Investment Management’s motion to dismiss in March 2010, and plaintiff has filed a notice of appeal. The fourth case was filed by CMMF LLP in New York state court in December 2009; the Court granted JPMorgan Investment Management’s motion to dismiss the claims, other than claims for breach of contract and misrepresentation. Both CMMF and JPMorgan Investment Management have filed notices of appeal. On May 26, 2010, the New York Appellate Division heard arguments on the case.
Lehman Brothers Bankruptcy Proceedings. In March 2010, the Examiner appointed by the Bankruptcy Court presiding over the Chapter 11 bankruptcy proceedings of Lehman Brothers Holdings Inc (“LBHI”) and several of its subsidiaries (collectively, “Lehman”) released a report as to his investigation into Lehman’s failure and related matters. The Examiner concluded that one common law claim potentially could be asserted against the Firm for contributing to Lehman’s failure, though he characterized the claim as “not strong.” The Examiner also opined that certain cash and securities collateral provided by LBHI to the Firm in the weeks and days preceding LBHI’s demise potentially could be challenged under the Bankruptcy Code’s fraudulent conveyance or preference provisions, though the Firm is of the view that its right to such collateral is protected by the Bankruptcy Code’s safe harbor provisions. On May 26, 2010, LBHI and its Official Committee of Unsecured Creditors filed an adversary proceeding against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York. The complaint asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $8.6 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the week preceding LBHI’s bankruptcy. The complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s demise. On August 25, 2010, the Firm moved to dismiss the complaint in its entirety. On September 15, 2010, the plaintiffs filed an amended complaint, and on October 19, 2010, the Firm moved to dismiss the amended complaint in its entirety. The case is in the early stages, with a trial scheduled for 2012. In addition, the Firm may also face claims in the liquidation proceeding pending before the same Bankruptcy Court under the Securities Investor Protection Act (“SIPA”) for LBHI’s U.S. broker-dealer subsidiary, Lehman Brothers Inc. (“LBI”). The SIPA Trustee has advised the Firm that certain of the securities and cash pledged as collateral for the Firm’s claims against LBI may be customer property free from any security interest in favor of the Firm.
Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in several lawsuits that together seek substantial damages arising out of the Firm’s banking relationships with Enron Corp. and its subsidiaries (“Enron”). A number of actions and other proceedings against the Firm previously were resolved, including a class action lawsuit captioned Newby v. Enron Corp. and adversary proceedings brought by Enron’s bankruptcy estate. The remaining Enron-related actions include individual actions by Enron investors, an action by an Enron counterparty, and a purported class action filed on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan asserting claims under the ERISA for alleged breaches of fiduciary duties by JPMorgan Chase, its directors and named officers. That action has been dismissed, and is on appeal to the United States Court of Appeals for the Second Circuit.
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
In addition to the various cases, proceedings and investigations discussed above, JPMorgan Chase and its subsidiaries are named as defendants or otherwise involved in a number of other legal actions, proceedings and investigations by governmental agencies arising in connection with their businesses. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding litigations, investigations and proceedings and it intends to defend itself vigorously in all such matters. Additional actions, proceedings or investigations may be initiated from time to time in the future.
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
Item 1A Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors, on pages 4–10 of JPMorgan Chase’s 2009 Annual Report on Form 10-K; Part II, Item 1A: Risk Factors, on pages 196-197 of JPMorgan Chase’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2010; and Forward-Looking Statements on pages 191–192 of this Form 10-Q.
We may incur additional costs and expenses in ensuring that we satisfy requirements relating to mortgage foreclosures and repurchases.
In late September 2010, the Firm commenced implementation of a temporary suspension of obtaining mortgage foreclosure judgments in the states and territories that require a judicial foreclosure process. Subsequently, the Firm extended this temporary suspension to foreclosure sales in those states and territories that require a judicial foreclosure process, and to foreclosures and foreclosure sales in the majority of remaining states where a judicial process is not required, but where an affidavit signed by Firm personnel may have been used as part of the foreclosure process. In mid-October, the Firm also temporarily suspended evictions in the states and territories in which it had suspended foreclosures and foreclosure sales, as well as in certain additional states in which an affidavit signed by Firm personnel may have been used in connection with eviction proceedings.
The Firm’s temporary suspension arose out of certain questions about affidavits of indebtedness prepared by local foreclosure counsel, signed by Firm employees, and filed or used in mortgage foreclosure proceedings in certain states. While, based on the Firm’s work to date, we believe that the information in those affidavits of indebtedness about the fact of default and amount of indebtedness was materially accurate, in certain instances, the underlying review and verification of this information was performed by Firm personnel other than the affiants, or the affidavits may not have been properly notarized.
State and federal officials have announced investigations into the procedures followed by mortgage servicing companies and banks, including the Firm and its affiliates, in completing affidavits relating to foreclosures. The Firm is cooperating with these investigations.

The Firm is developing new processes to ensure that it satisfies all procedural requirements relating to mortgage foreclosures. The Firm expects to incur additional costs and expenses in connection with the implementation of its new foreclosure processes. The Firm intends to resume its foreclosure proceedings, foreclosure sales and evictions in some states expeditiously. It is possible that the temporary suspension will also result in additional costs and expenses, such as, for example, costs associated with the maintenance of properties while foreclosures are delayed, legal expenses associated with re-filing documents or, as necessary, re-filing foreclosure cases or costs associated with the possible fluctuation in home prices while foreclosures are delayed. These costs could increase depending on the length of the delay. Finally, the Firm may incur additional costs and expenses as a result of legislative, administrative or regulatory investigations relating to its former foreclosure procedures. However, the Firm cannot predict at this early stage the ultimate outcome of these matters or the impact that they could have on the Firm’s reported financial results, including, for example, servicing costs, legal costs and mortgage banking revenue.
In addition, in connection with the Firm’s loan sale and securitization activities with Fannie Mae and Freddie Mac (the “GSEs”) and loan sale and private-label securitization transactions, the Firm has made representations and warranties that the loans sold meet certain requirements. For transactions with the GSEs, these representations include type of collateral, underwriting standards, validity of certain borrower representations in connection with the loan, that primary mortgage insurance is in force for any mortgage loan with a loan-to-value ratio (“LTV”) greater than 80%, and the use of the GSEs’ standard legal documentation. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other private investors for losses due to material breaches of these representations and warranties; however, predominantly all of the repurchase demands received by the Firm and the Firm’s losses realized to date are related to loans sold to the GSEs. (For additional information about the Firm’s loan sale and securitization-related indemnifications, including a description of how the Firm estimates its repurchase liability, see Repurchase liability, on pages 58–61, and Note 22 on pages 174–178 of this Form 10-Q, and Note 31 on pages 230–234 of JPMorgan Chase’s 2009 Annual Report).
The repurchase liability recorded by the Firm is estimated based on several factors, including the level of current and estimated probable future repurchase demands made by purchasers, the ability of the Firm to cure the defects identified in the repurchases demands, and the severity of loss upon repurchase or foreclosure. While the Firm believes that its current repurchase liability reserves are adequate, the factors referred to above, upon which the Firm estimates its repurchase liability, are subject to change in light of market developments, the economic environment and other circumstances, some of which are beyond the Firm’s control and, accordingly, there can be no assurance that such reserves will not need to be increased in the future.
The Firm also faces litigation related to securitizations, primarily related to securitizations not sold to the GSEs. (For additional information concerning these litigation matters, see pages 195–196 of this Form 10-Q.) The Firm separately evaluates its exposure to such litigation in establishing its litigation reserves. While the Firm believes that its current reserves in respect of such litigation matters are adequate, there can be no assurance that such reserves will not need to be increased in the future.
Financial services legislative and regulatory reforms may have a significant impact on our businesses and results of operations.
Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations that may be issued by U.S. regulators implementing such legislation (as well as actions that may be taken by legislatures and regulatory bodies in other countries) could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, impact the value of assets we hold, establish more stringent capital, liquidity and leverage requirements, or otherwise significantly adversely affect our businesses.
In addition, increased regulatory focus on consumer protection practices and new and evolving mortgage-modification programs have resulted in changes in certain of the Firm’s practices, have increased costs of compliance and, for certain businesses, reduced net income. The Firm is also reviewing various of its operating models, business practices, legal entity structures and reporting procedures both in the U.S. and in various foreign jurisdictions in which it does business to enhance, and be responsive to, various new legislative and regulatory requirements. There is no assurance that as a result of these reviews, the Firm will not be required to make changes in its practices and procedures, and incur additional costs and expenses in order to do so.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2010, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
Under the stock repurchase program authorized by the Firm’s Board of Directors, the Firm is authorized to repurchase up to $10.0 billion of the Firm’s common stock plus the 88 million warrants issued in 2008 under the U.S. Treasury’s Capital Purchase Program. In the second quarter of 2010, the Firm resumed common stock repurchases. During the three and nine months ended September 30, 2010, the Firm repurchased, respectively, 57 million shares and 60 million shares, for $2.2 billion and $2.3 billion, at an average price per share of $38.52 and $38.53. The Firm’s current share repurchase activity is intended to offset sharecount increases resulting from employee stock-based incentive awards and is consistent with the Firm’s goal of maintaining an appropriate sharecount. The Firm did not repurchase any of the warrants. As of September 30, 2010, $3.9 billion of authorized repurchase capacity remained with respect to the common stock, and all of the authorized repurchase capacity remained with respect to the warrants.
The Firm has determined that it may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock and warrants in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock – for example during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.

			Dollar value of remaining
For the nine months ended	Total shares	Average price paid	authorized repurchase
September 30, 2010	repurchased	per share(a)	(in millions)(b)

First quarter	—	$—	$6,221

Second quarter	3,491,900	38.73	6,085

July	16,297,562	38.05	5,465
August	32,204,621	38.62	4,222
September	8,015,650	39.07	3,908

Third quarter	56,517,833	38.52	3,908

Year-to-date	60,009,733	$38.53	$3,908

(a)	Excludes commission costs.

(b)	The amount authorized by the Board of Directors excludes commissions cost.

Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the third quarter of 2010 were as follows:

For the nine months ended	Total shares	Average price paid
September 30, 2010	repurchased	per share

First quarter	2,444	$41.88

Second quarter	393	30.01

July	173	36.45
August	36	37.09
September	84	39.79

Third quarter	293	37.49

Year-to-date	3,130	$39.98

Item 3 Defaults Upon Senior Securities
None
Item 4 Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5 Other Information
Steven D. Black, Vice Chairman, has advised the Firm that he plans to leave the Firm early in 2011 and has stepped down from the Firm’s Operating Committee and Executive Committee.
Item 6 Exhibits
31.1 — Certification
31.2 — Certification
32 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL Instance Document(a)(b)
101.SCH XBRL Taxonomy Extension Schema Document(b)
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document(b)
101.LAB XBRL Taxonomy Extension Label Linkbase Document(b)
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document(b)
101.DEF XBRL Taxonomy Extension Definition Linkbase Document(b)

(a)	Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (ii) the Consolidated Balance Sheets as of September 30, 2010, and December 31, 2009, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.

(b)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.
(Registrant)

Date: November 8, 2010	By	/s/ Louis Rauchenberger
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