Form 10-K
period 2010-12-31
J P MORGAN CHASE & CO
filed 2011-02-28
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2010	number 1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

270 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock	The New York Stock Exchange
The London Stock Exchange
The Tokyo Stock Exchange
Warrants, each to purchase one share of Common Stock	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 8.625% Non-Cumulative Preferred Stock, Series J	The New York Stock Exchange
Guarantee of 7.00% Capital Securities, Series J, of J.P. Morgan Chase Capital X	The New York Stock Exchange
Guarantee of 5.875% Capital Securities, Series K, of J.P. Morgan Chase Capital XI	The New York Stock Exchange
Guarantee of 6.25% Capital Securities, Series L, of J.P. Morgan Chase Capital XII	The New York Stock Exchange
Guarantee of 6.20% Capital Securities, Series N, of JPMorgan Chase Capital XIV	The New York Stock Exchange
Guarantee of 6.35% Capital Securities, Series P, of JPMorgan Chase Capital XVI	The New York Stock Exchange
Guarantee of 6.625% Capital Securities, Series S, of JPMorgan Chase Capital XIX	The New York Stock Exchange
Guarantee of 6.875% Capital Securities, Series X, of JPMorgan Chase Capital XXIV	The New York Stock Exchange
Guarantee of Fixed-to-Floating Rate Capital Securities, Series Z, of JPMorgan Chase Capital XXVI	The New York Stock Exchange
Guarantee of Fixed-to-Floating Rate Capital Securities, Series BB, of JPMorgan Chase Capital XXVIII	The New York Stock Exchange
Guarantee of 6.70% Capital Securities, Series CC, of JPMorgan Chase Capital XXIX	The New York Stock Exchange
Guarantee of 7.20% Preferred Securities of BANK ONE Capital VI	The New York Stock Exchange
KEYnotes Exchange Traded Notes Linked to the First Trust Enhanced 130/30 Large Cap Index	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	NYSE Arca, Inc.
JPMorgan Double Short US 10 Year Treasury Futures ETNs due September 30, 2025	NYSE Arca, Inc.
JPMorgan Double Short US 10 Long Bond Treasury Futures ETNs due September 30, 2025	NYSE Arca, Inc.
Euro Floating Rate Global Notes due July 27, 2012	The NYSE Alternext U.S. LLC
Principal Protected Notes Linked to the Dow Jones Industrial Average SM due March 23, 2011	The NYSE Alternext U.S. LLC
Securities registered pursuant to Section 12(g) of the Act: none
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
     The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates of JPMorgan Chase & Co. on June 30, 2010 was approximately $144,824,681,723.
Number of shares of common stock outstanding on January 31, 2011: 3,983,509,889
Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 17, 2011, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

		Page
Part I

Item 1	Business	1
	Overview	1
	Business segments	1
	Competition	1
	Supervision and regulation	1
	Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials	304–308
	Return on equity and assets	52, 295, 297, 304
	Securities portfolio	214–218, 309
	Loan portfolio	118–138, 220–238, 310–314
	Summary of loan and lending-related commitments loss experience	139–141, 239–243, 315–316
	Deposits	263–264, 317
	Short-term and other borrowed funds	264, 299
Item 1A	Risk factors	5–12
Item 1B	Unresolved SEC Staff comments	12
Item 2	Properties	12
Item 3	Legal proceedings	12–13

Part II
Item 5	Market for Registrant’s common equity, related stockholder matters and issuer purchases of equity securities	13–14
Item 6	Selected financial data	14
Item 7	Management’s discussion and analysis of financial condition and results of operations	14
Item 7A	Quantitative and qualitative disclosures about market risk	14
Item 8	Financial statements and supplementary data	14
Item 9	Changes in and disagreements with accountants on accounting and financial disclosure	14
Item 9A	Controls and procedures	14
Item 9B	Other information	14

Part III
Item 10	Directors, executive officers and corporate governance	15
Item 11	Executive compensation	15
Item 12	Security ownership of certain beneficial owners and management and related stockholder matters	16
Item 13	Certain relationships and related transactions, and director independence	16
Item 14	Principal accounting fees and services	16

Part IV
Item 15	Exhibits, financial statement schedules	16–19
EX-12.1
EX-12.2
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I
ITEM 1: BUSINESS

Overview
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) is a financial holding company incorporated under Delaware law in 1968. JPMorgan Chase is one of the largest banking institutions in the United States of America (“U.S.”), with $2.1 trillion in assets, $176.1 billion in stockholders’ equity and operations in more than 60 countries.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national bank with U.S. branches in 23 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card–issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“JPMorgan Securities”), the Firm’s U.S. investment banking firm. The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks.
The Firm’s website is www.jpmorganchase.com. JPMorgan Chase makes available free of charge, through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the U.S. Securities and Exchange Commission (the “SEC”). The Firm has adopted, and posted on its website, a Code of Ethics for its Chairman and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers.
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
A description of the Firm’s business segments and the products and services they provide to their respective client bases is provided in the “Business segment results” section of Management’s discussion and analysis of financial condition and results of operations (“MD&A”), beginning on page 67 and in Note 34 on pages 290–291.
Competition
JPMorgan Chase and its subsidiaries and affiliates operate in a highly competitive environment. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, hedge funds, commodity trading companies, private equity firms, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. JPMorgan Chase’s businesses generally compete on the basis of the quality and range of their products and services, transaction execution, innovation and price. Competition also varies based on the types of clients, customers, industries and geographies served. With respect to some of its geographies and products, JPMorgan Chase competes globally; with respect to others, the Firm competes on a regional basis. The Firm’s ability to compete also depends on its ability to attract and retain its professional and other personnel, and on its reputation.
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
Supervision and regulation
The Firm is subject to regulation under state and federal laws in the United States, as well as the applicable laws of each of the various jurisdictions outside the United States in which the Firm does business.
Recent events affecting the Firm: On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which will make significant structural reforms to the financial services industry. These changes include the following:
•	Volcker Rule. The Dodd-Frank Act’s Volcker Rule prohibits banking entities, such as JPMorgan Chase, from engaging in certain proprietary trading activities and restricts their ownership of, investment in or sponsorship of, hedge funds and private equity funds.
•	Derivatives. The Dodd-Frank Act requires comprehensive regulation of the over-the-counter derivatives market, including strict capital and margin requirements, central clearing of standardized over-the-counter derivatives, and heightened supervision of over-the-counter derivatives dealers and major market participants, including JPMorgan Chase. The Dodd-Frank Act also requires banking entities, such as JPMorgan Chase, to significantly restructure their derivatives businesses, including changing the legal entities through which such businesses are conducted.
•	Debit Interchange. The Federal Reserve is required to restrict the interchange fees payable on debit card transactions.
•	Capital. The treatment of trust preferred securities as Tier 1 capital for regulatory capital purposes will be phased out over a three year period, beginning in 2013. For more information, see “Capital requirements” below.
•	FDIC Deposit Insurance Fund Assessments. The FDIC is required to amend its regulations to revise the assessment base for the calculation of banking industry assessments,

Part I
which support the Deposit Insurance Fund. For more information, see “Deposit Insurance” below.
•	Bureau of Consumer Financial Protection. The Dodd-Frank Act establishes a Bureau of Consumer Financial Protection having broad authority to regulate providers of credit, payment and other consumer financial products and services, and may narrow the scope of federal preemption of state consumer laws and expand the authority of state attorneys general to bring actions to enforce federal consumer protection legislation.
•	Heightened prudential standards for systemically important financial institutions. The Dodd-Frank Act creates a structure to regulate systemically important financial companies, and subjects them to heightened prudential standards, including liquidity, risk management, resolution plan, concentration limit, and credit exposure report requirements. Bank holding companies with over $50 billion in assets, including JPMorgan Chase, are considered systemically important. If the regulators determine that the size or scope of activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States, the regulators have the power to require such companies to sell or transfer assets and terminate activities.
•	Concentration limits. The Dodd-Frank Act restricts acquisitions by financial companies if, as a result of the acquisition, the total liabilities of the financial company would exceed 10% of the total liabilities of all financial companies.
The Dodd-Frank Act instructs U.S. federal banking and other regulatory agencies to conduct approximately 285 rulemakings and 130 studies and reports. These regulatory agencies include the Commodity Futures Trading Commission (the “CFTC”); the Securities and Exchange Commission (the “SEC”); the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”); the Office of the Comptroller of the Currency (the “OCC”); the Federal Deposit Insurance Corporation (the “FDIC”); the new Bureau of Consumer Financial Protection (the “CFPB”); and the new Financial Stability Oversight Council (the “FSOC”).
Other proposals have been made internationally, including additional capital and liquidity requirements that will apply to non-U.S. subsidiaries of JPMorgan Chase, such as J.P. Morgan Securities Ltd., the Firm’s U.K. broker-dealer subsidiary.
It is not clear at this time what form all of the rulemakings will take, or what new proposals may be made. The description below summarizes the current regulatory structure in which the Firm operates, which could change significantly and, accordingly, the structure of the Firm and the products and services it offers could also change significantly as a result.
Permissible business activities: JPMorgan Chase elected to become a financial holding company as of March 13, 2000, pursuant to the provisions of the Gramm-Leach-Bliley Act (“GLBA”). Under regulations implemented by the Federal Reserve Board, if any depository institution controlled by a financial holding company ceases to meet certain capital or management standards, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act, the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. So long as the depository-institution subsidiaries of JPMorgan Chase meet the capital, management and Community Reinvestment Act requirements, the Firm is permitted to conduct the broader activities permitted under GLBA.
Financial holding companies and bank holding companies are required to obtain the approval of the Federal Reserve Board before they may acquire more than five percent of the voting shares of an unaffiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), the Federal Reserve Board may approve an application for such an acquisition without regard to whether the transaction is prohibited under the law of any state, provided that the acquiring bank holding company, before or after the acquisition, does not control more than 10% of the total amount of deposits of insured depository institutions in the U.S. or more than 30% (or such greater or lesser amounts as permitted under state law) of the total deposits of insured depository institutions in the state in which the acquired bank has its home office or a branch. In addition, the Dodd-Frank Act restricts acquisitions by financial companies if, as a result of the acquisition, the total liabilities of the financial company would exceed 10% of the total liabilities of all financial companies.
Regulation by Federal Reserve Board: The Federal Reserve Board acts as an “umbrella regulator” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional authorities based on the particular activities of those subsidiaries. For example, JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., are regulated by the OCC. See “Other supervision and regulation” below for a further description of the regulatory supervision to which the Firm’s subsidiaries are subject. In addition, under the Dodd-Frank Act, the Federal Reserve will remain the regulator of JPMorgan Chase, and will be imposing heightened prudential standards in its role as the regulator of systemically important financial institutions.
Dividend restrictions: Federal law imposes limitations on the payment of dividends by national banks. Dividends payable by JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., as national bank subsidiaries of JPMorgan Chase, are limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the national bank obtains the approval of the OCC. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” See Note 28 on page 273 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at January 1, 2011, to their respective bank holding companies without the approval of their banking regulators.
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
Moreover, the Federal Reserve Board has issued supervisory guidance requiring bank holding companies, such as JPMorgan Chase, to consult with Federal Reserve Board staff before taking actions, such as increasing dividends, implementing common stock repurchase programs or redeeming or repurchasing capital instruments. Such guidance provides for a supervisory capital assessment program that outlines Federal Reserve Board expectations concerning the processes that such bank holding companies should have in place to ensure they hold adequate capital under adverse conditions to maintain ready access to funding. The procedures require the implementation of a comprehensive capital plan and demonstration that the bank holding company will meet proposed Basel III regulatory capital standards, including the Basel III fully phased-in 7% tier 1 common equity target after giving effect to proposed dividend increases or other capital actions. The Firm is currently undergoing a capital assessment review pursuant to this supervisory program.
Capital requirements: Federal banking regulators have adopted risk-based capital and leverage guidelines that require the Firm’s capital-to-assets ratios to meet certain minimum standards.
The risk-based capital ratio is determined by allocating assets and specified off–balance sheet financial instruments into risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers: Tier 1 capital and Tier 2 capital. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a total capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 capital ratio of 4%. For a further description of these guidelines, see Note 29 on pages 273–274.
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
The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). In 2004, the Basel Committee published a revision to the Accord (“Basel II”). The goal of the Basel II Framework is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking operations. In December 2010, the Basel Committee finalized further revisions to the Accord (“Basel III”) which narrowed the definition of capital, increased capital requirements for specific exposures, introduced short-term liquidity coverage and term funding standards, and established an international leverage ratio. In addition, the U.S. federal banking agencies have published for public comment proposed risk-based capital floors pursuant to the requirements of the Dodd-Frank Act to establish a permanent Basel I floor under Basel II/Basel III calculations. For further description of these capital requirements, see pages 102–104.
Effective January 1, 2008, the SEC authorized JPMorgan Securities to use the alternative method of computing net capital for broker/dealers that are part of Consolidated Supervised Entities as defined by SEC rules. Accordingly, JPMorgan Securities may calculate deductions for market risk using its internal market risk models.
For additional information regarding the Firm’s regulatory capital, see Regulatory capital on pages 102–104.
Federal Deposit Insurance Corporation Improvement Act: The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards.
The regulations apply only to banks and not to bank holding companies, such as JPMorgan Chase. However, the Federal Reserve Board is authorized to take appropriate action against the bank holding company based on the undercapitalized status of any bank subsidiary. In certain instances, the bank holding company would be required to guarantee the performance of the capital restoration plan for its undercapitalized subsidiary.
Deposit Insurance: The FDIC deposit insurance fund provides insurance coverage for certain deposits, which insurance is funded through assessments on banks, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. Higher levels of bank failures over the past three years have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the amount of FDIC insurance coverage for insured deposits has been increased generally from $100,000 per depositor to $250,000 per depositor, and until January 1, 2013, the coverage for non-interest bearing demand deposits is unlimited. In light of the increased stress on the deposit insurance fund caused by these developments, and in order to maintain a strong funding position and restore the reserve ratios of the deposit insurance fund, the FDIC imposed a special assessment in June 2009, has increased assessment rates of insured institutions generally, and required insured institutions to prepay on December 30, 2009 the premiums that are expected to become due over the next three years.

Part I
The Dodd-Frank Act requires the FDIC to amend its regulations to change the base for calculating assessments from deposits to assets minus tangible equity. In February 2011, the FDIC issued a final rule changing the assessment base and the method for calculating the assessment rate. These changes are expected to result in an increase in the assessments that the Firm’s bank subsidiaries pay to the deposit insurance fund.
Powers of the FDIC upon insolvency of an insured depository institution or the Firm: Upon the insolvency of an insured depository institution, the FDIC will be appointed the conservator or receiver under the Federal Deposit Insurance Act. In such an insolvency, the FDIC has the power:
•	to transfer any assets and liabilities to a new obligor without the approval of the institution’s creditors;
•	to enforce the terms of the institution’s contracts pursuant to their terms; or
•	to repudiate or disaffirm any contract or lease to which the institution is a party.
The above provisions would be applicable to obligations and liabilities of JPMorgan Chase’s subsidiaries that are insured depository institutions, such as JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., including, without limitation, obligations under senior or subordinated debt issued by those banks to investors (referred to below as “public noteholders”) in the public markets.
Under federal law, the claims of a receiver of an insured depository institution for administrative expense and the claims of holders of U.S. deposit liabilities (including the FDIC) have priority over the claims of other unsecured creditors of the institution, including public noteholders and depositors in non-U.S. offices.
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
Under the Dodd-Frank Act, where a systemically important financial institution, such as JPMorgan Chase, is in default or danger of default, the FDIC may be appointed receiver in order to conduct an orderly liquidation of such systemically important financial institution. The FDIC is in the process of proposing rules to implement its orderly liquidation authority. While the FDIC may have powers as receiver similar to those described above, the details of those powers are the subject of the proposed rules.
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
Other supervision and regulation: Under current Federal Reserve Board policy, JPMorgan Chase is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support these subsidiaries in circumstances where it might not do so absent such policy. Effective July 2011, provisions of the Dodd-Frank Act codify the Federal Reserve Board’s policy, and require a bank holding company to serve as a source of strength for any depository institution subsidiary. However, because GLBA provides for functional regulation of financial holding company activities by various regulators, GLBA prohibits the Federal Reserve Board from requiring payment by a holding company or subsidiary to a depository institution if the functional regulator of the payor objects to such payment. In such a case, the Federal Reserve Board could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.
The bank subsidiaries of JPMorgan Chase are subject to certain restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Firm and certain other affiliates, and on investments in stock or securities of JPMorgan Chase and those affiliates. These restrictions prevent JPMorgan Chase and other affiliates from borrowing from a bank subsidiary unless the loans are secured in specified amounts and are subject to certain other limits. For more information, see Note 28 on page 273. Effective in 2012, the Dodd-Frank Act extends such restrictions to derivatives and securities lending transactions. In addition, the Dodd-Frank Act’s Volcker Rule imposes similar restrictions on transactions between banking entities, such as JPMorgan Chase and its subsidiaries, and hedge funds or private equity funds for which the banking entity serves as the investment manager, investment advisor or sponsor.
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
The Firm conducts securities underwriting, dealing and brokerage activities in the United States through JPMorgan Securities and other broker-dealer subsidiaries, all of which are subject to regulations of the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange, among others. The Firm conducts similar securities activities outside the United States subject to local regulatory requirements. In the United Kingdom (“U.K.”), those activities are conducted by J.P. Morgan Securities Ltd., which is regulated by the Financial Services Authority of the U.K. The operations of JPMorgan Chase mutual funds also are subject to regulation by the SEC.
The Firm has subsidiaries that are members of futures exchanges in the United States and abroad and are registered accordingly.

In the United States, three subsidiaries are registered as futures commission merchants, and other subsidiaries are either registered with the CFTC as commodity pool operators and commodity trading advisors or exempt from such registration. These CFTC-registered subsidiaries are also members of the National Futures Association. The Firm’s U.S. energy business is subject to regulation by the Federal Energy Regulatory Commission. It is also subject to other extensive and evolving energy, commodities, environmental and other governmental regulation both in the U.S. and other jurisdictions globally.
Under the Dodd-Frank Act, the CFTC and SEC will be the regulators of the Firm’s derivatives businesses. Certain of the Firm’s subsidiaries will likely be required to register with the CFTC and SEC as swaps dealers or security-based swaps dealers.
The types of activities in which the non-U.S. branches of JPMorgan Chase Bank, N.A. and the international subsidiaries of JPMorgan Chase may engage are subject to various restrictions imposed by the Federal Reserve Board. Those non-U.S. branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.
The activities of JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. as consumer lenders also are subject to regulation under various U.S. federal laws, including the Truth-in-Lending, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practice, Electronic Funds Transfer and CARD acts, as well as various state laws. These statutes impose requirements on consumer loan origination and collection practices. Under the Dodd-Frank Act, the new CFPB will be responsible for rulemaking and enforcement pursuant to such statutes.
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
ITEM 1A: RISK FACTORS
The following discussion sets forth some of the more important risk factors that could materially affect JPMorgan Chase’s financial condition and operations. Other factors that could affect the Firm’s financial condition and operations are discussed in the “Forward-looking statements” section on page 157. However, factors besides those discussed below, in MD&A or elsewhere in this or other reports that JPMorgan Chase filed or furnished with the SEC, also could adversely affect the Firm. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.
JPMorgan Chase’s results of operations have been, and may continue to be, adversely affected by U.S. and international financial market and economic conditions.
JPMorgan Chase’s businesses are materially affected by economic and market conditions, including the liquidity of the global financial markets; the level and volatility of debt and equity prices, interest rates and currency and commodities prices;
investor sentiment; events that reduce confidence in the financial markets; inflation and unemployment; the availability and cost of capital and credit; the occurrence of natural disasters, acts of war or terrorism; and the health of U.S. or international economies.
In the Firm’s wholesale businesses, the above-mentioned factors can affect transactions involving the Firm’s underwriting and advisory businesses; the realization of cash returns from its private equity business; the volume of transactions that the Firm executes for its customers and, therefore, the revenue that the Firm receives from commissions and spreads; and the willingness of financial sponsors or other investors to participate in loan syndications or underwritings managed by the Firm.
The Firm generally maintains large positions in the fixed income, currency, commodity and equity markets, and from time to time the Firm may have trading positions that lack pricing transparency or liquidity. The revenue derived from these positions is affected by many factors, including the Firm’s success in effectively hedging its market and other risks, volatility in interest rates and equity, debt and commodities, markets credit spreads, and availability of liquidity in the capital markets, all of which are affected by economic and market conditions. The Firm anticipates that revenue relating to its trading and private equity businesses will continue to experience volatility, which will affect pricing or the ability to realize returns from such investments, and that this could materially adversely affect the Firm’s earnings.
The fees that the Firm earns for managing third-party assets are also dependent upon general economic conditions. For example, a higher level of U.S. or non-U.S. interest rates or a downturn in securities markets could affect the valuations of the third-party assets that the Firm manages or holds in custody, which, in turn, could affect the Firm’s revenue. Macroeconomic or market concerns may also prompt outflows from the Firm’s funds or accounts. Moreover, even in the absence of a market downturn, sub-par performance by the Firm’s investment management businesses could cause outflows of assets under management and, therefore, reduce the fees that the Firm receives.
The Firm’s consumer businesses are particularly affected by domestic economic conditions, including U.S. interest rates; the rate of unemployment; housing prices; the level of consumer confidence; changes in consumer spending; and the number of personal bankruptcies. Any deterioration in these conditions can diminish demand for the products and services of the Firm’s consumer businesses, or increase the cost to provide such products and services. In addition, adverse economic conditions, such as declines in home prices or persistent high levels of unemployment, could lead to an increase in mortgage, credit card and other loan delinquencies and higher net charge-offs, which can reduce the Firm’s earnings.
If JPMorgan Chase does not effectively manage its liquidity, its business could suffer.
JPMorgan Chase’s liquidity is critical to its ability to operate its businesses. Some potential conditions that could impair the Firm’s liquidity include markets that become illiquid or are otherwise disrupted, unforeseen cash or capital requirements (including, among others, commitments that may be triggered to special purpose entities (“SPEs”) or other entities), difficulty in selling or

Part I

inability to sell assets, unforeseen outflows of cash or collateral, and lack of market or customer confidence in the Firm or financial markets in general. These conditions may be caused by events over which the Firm has little or no control. The widespread crisis in investor confidence and resulting liquidity crisis experienced in 2008 and into early 2009 increased the Firm’s cost of funding and limited its access to some of its traditional sources of liquidity such as securitized debt offerings backed by mortgages, credit card receivables and other assets, and there is no assurance that these conditions could not occur in the future.
The credit ratings of JPMorgan Chase & Co., JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. are important to maintaining the Firm’s liquidity. A reduction in their credit ratings could reduce the Firm’s access to debt markets or materially increase the cost of issuing debt, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing or permitted, contractually or otherwise, to do business with or lend to the Firm, thereby curtailing the Firm’s business operations and reducing its profitability. Reduction in the ratings of certain SPEs or other entities to which the Firm has funding or other commitments could also impair the Firm’s liquidity where such ratings changes lead, directly or indirectly, to the Firm being required to purchase assets or otherwise provide funding.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures. Although the Firm closely monitors and manages factors influencing its credit ratings, there is no assurance that such ratings will not be lowered in the future. Such downgrades may come at times of broader market instability, when the Firm’s options for responding to events are more limited and general investor confidence is low.
As a holding company, JPMorgan Chase & Co. relies on the earnings of its subsidiaries for its cash flow and, consequently, its ability to pay dividends and satisfy its debt and other obligations. These payments by subsidiaries may take the form of dividends, loans or other payments. Several of JPMorgan Chase & Co.’s principal subsidiaries are subject to capital adequacy requirements or other regulatory or contractual restrictions on their ability to provide such payments. Limitations in the payments that JPMorgan Chase & Co. receives from its subsidiaries could reduce its liquidity position.
Some global regulators have proposed legislation or regulations requiring large banks to incorporate a separate subsidiary in every country in which they operate, and to maintain independent capital and liquidity for such subsidiaries. If adopted, these requirements could decrease the Firm’s ability to manage and increase the risk of its liquidity positions.
JPMorgan Chase operates within a highly regulated industry and the Firm’s business and results are significantly affected by the laws and regulations to which it is subject, including recently-adopted legislation and regulations.
JPMorgan Chase is subject to regulation under state and federal laws in the United States, as well as the applicable laws of each of the various other jurisdictions outside the United States in which the Firm does business. These laws and regulations affect the way that the Firm does business, may restrict the scope of its existing businesses, limit its ability to expand its product offerings or pursue acquisitions, or make offering its products to clients more expensive.
Extensive legislation affecting the financial services industry has recently been adopted in the United States and in other jurisdictions, and regulations are in the process of being implemented. In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act was adopted in 2010 and will effect significant structural reforms to the financial services industry. This legislation provides for, among other things: the establishment of a Bureau of Consumer Financial Protection which will have broad authority to regulate the credit, savings, payment and other consumer financial products and services that the Firm offers; the creation of a structure to regulate systemically important financial companies, and provide regulators with the power to require such companies to sell or transfer assets and terminate activities if the regulators determine that the size or scope of activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States; more comprehensive regulation of the over-the-counter derivatives market, including providing for higher capital and margin requirements, the central clearing of standardized over-the-counter derivatives, and heightened supervision of all over-the-counter derivatives dealers and major market participants, including the Firm; so-called “push out” provisions that could require the Firm to significantly restructure or restrict its derivatives businesses, change the legal entities through which such businesses are conducted, or limit the Firm’s ability to manage collateral, margin and other risks; prohibitions on the Firm engaging in certain proprietary trading activities and restricting its ownership of, investment in or sponsorship of, hedge funds and private equity funds; restrictions on the interchange fees that the Firm earns on debit card transactions; and a requirement that bank regulators phase out the treatment of trust preferred capital debt securities as Tier 1 capital for regulatory capital purposes.
The European Union (“EU”) has created a European Systemic Risk Board to monitor financial stability and implemented rules that will increase capital requirements for certain trading instruments or exposures and impose compensation limits on certain employees located in affected countries. In addition, the EU Commission is considering a wide array of other initiatives, including new legislation that will affect derivatives trading, impose surcharges on “globally” systemically important firms and possibly impose new levies on bank balance sheets.
The Basel Committee on Banking Supervision announced in December 2010 revisions to its Capital Accord, which will require higher capital ratio requirements for banks, narrow the definition of capital, and introduce short term liquidity and term funding standards, among other things. Also being considered is the imposition of a bank surcharge on institutions that are determined to be “globally significant financial institutions”. These requirements could increase the Firm’s funding and operational costs.

These and any additional legislative or regulatory actions in the United States or other countries, and any required changes to the Firm’s business operations resulting from such legislation and regulations, could result in significant loss of revenue, limit the Firm’s ability to pursue business opportunities in which it might otherwise consider engaging, affect the value of assets that the Firm holds, require the Firm to increase its prices and therefore reduce demand for its products, impose additional costs on the Firm, or otherwise adversely affect the Firm’s businesses. Accordingly, the Firm cannot provide assurance that any such new legislation or regulations would not have an adverse effect on its business, results of operations or financial condition in the future.
If the Firm does not comply with current or future legislation and regulations that apply to its operations, the Firm may be subject to fines, penalties or material restrictions on its businesses in the jurisdiction where the violation occurred. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with the Firm’s operations. As this regulatory trend continues, it could adversely affect the Firm’s operations and, in turn, its financial results.
The financial condition of JPMorgan Chase’s customers, clients and counterparties, including other financial institutions, could adversely affect the Firm.
If the current economic environment were to deteriorate, more of JPMorgan Chase’s customers may become delinquent on their loans or other obligations to the Firm which, in turn, could result in a higher level of charge-offs and provision for credit losses, or in requirements that the Firm purchase assets from or provide other funding to its clients and counterparties, any of which could adversely affect the Firm’s financial condition. Moreover, a significant deterioration in the credit quality of one of the Firm’s counterparties could lead to concerns in the market about the credit quality of other counterparties in the same industry, thereby exacerbating the Firm’s credit risk exposure, and increasing the losses (including mark-to-market losses) that the Firm could incur in its trading and clearing businesses.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Firm routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose the Firm to credit risk in the event of a default by the counterparty or client, which can be exacerbated during periods of market illiquidity. During such periods, the Firm’s credit risk also may be further increased when the collateral held by the Firm cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan, derivative or other exposure due to the Firm. In addition, disputes with counterparties as to the valuation of collateral significantly increase in times of market stress and illiquidity. Periods of illiquidity, as experienced in 2008 and early 2009, may occur again and could produce losses if the Firm is unable to realize upon collateral or manage declines in the value of collateral.
Concentration of credit and market risk could increase the potential for significant losses.
JPMorgan Chase has exposure to increased levels of risk when customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. As a result, the Firm regularly monitors various segments of its portfolio exposures to assess potential concentration risks. The Firm’s efforts to diversify or hedge its credit portfolio against concentration risks may not be successful.
In addition, increased concentration within the Firm’s securities or loan portfolios, or in other positions that the Firm may hold, may occur for reasons outside of the Firm’s control. Disruptions in the liquidity or transparency of the financial markets may result in the Firm’s inability to sell, syndicate or realize upon its positions, thereby leading to increased concentrations. The inability to reduce the Firm’s positions not only increases the market and credit risks associated with such positions, but also increases the level of risk-weighted assets on the Firm’s balance sheet, thereby increasing its capital requirements and funding costs, all of which could adversely affect the operations and profitability of the Firm’s businesses.
JPMorgan Chase’s framework for managing risks may not be effective in mitigating risk and loss to the Firm.
JPMorgan Chase’s risk management framework seeks to mitigate risk and loss to the Firm. The Firm has established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which the Firm is subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and fiduciary risk, reputational risk and private equity risk, among others. However, as with any risk management framework, there are inherent limitations to the Firm’s risk management strategies because there may exist, or develop in the future, risks that the Firm has not appropriately anticipated or identified. If the Firm’s risk management framework proves ineffective, the Firm could suffer unexpected losses and could be materially adversely affected. As the Firm’s businesses change and grow and the markets in which they operate continue to evolve, the Firm’s risk management framework may not always keep sufficient pace with those changes. As a result, there is the risk that the credit and market risks associated with new products or new business strategies may not be appropriately identified, monitored or managed. In addition, in a difficult or less liquid market environment, the Firm’s risk management strategies may not be effective because other market participants may be attempting to use the same or similar strategies to deal with the challenging market conditions. In such circumstances, it may be difficult for the Firm to reduce its risk positions due to the activity of such other market participants.
The Firm’s products, including loans, leases, lending commitments, derivatives, trading account assets and assets held-for-sale, expose the Firm to credit risk. As one of the nation’s largest lenders, the Firm has exposures arising from its many different products and counterparties, and the credit quality of the Firm’s exposures can have a significant impact on its earnings. The Firm establishes reserves for probable credit losses

Part I
inherent in its credit exposure (including unfunded lending commitments). The Firm also employs stress testing and other methods to determine the capital and liquidity necessary to protect the Firm in the event of adverse economic or market events. These processes are critical to the Firm’s financial results and condition, and require difficult, subjective and complex judgments, including forecasts of how economic conditions might impair the ability of the Firm’s borrowers and counterparties to repay their loans or other obligations. As is the case with any such assessments, there is always the chance that the Firm will fail to identify the proper factors or that the Firm will fail to accurately estimate the impact of factors that it identifies.
JPMorgan Chase’s trading businesses may expose the Firm to unexpected market, credit and operational risks that could cause the Firm to suffer unexpected losses. Severe declines in asset values, unanticipated credit events, or unforeseen circumstances that may cause previously uncorrelated factors to become correlated (and vice versa) may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a trading instrument such as a derivative. Certain of the Firm’s derivative transactions require the physical settlement by delivery of securities, commodities or obligations that the Firm does not own; if the Firm is unable to obtain such securities, commodities or obligations within the required timeframe for delivery, this could cause the Firm to forfeit payments otherwise due to it and could result in settlement delays, which could damage the Firm’s reputation and ability to transact future business. In addition, in situations where trades are not settled or confirmed on a timely basis, the Firm may be subject to heightened credit and operational risk, and in the event of a default, the Firm may be exposed to market and operational losses. In particular, disputes regarding the terms or the settlement procedures of derivatives contracts could arise, which could force the Firm to incur unexpected costs, including transaction, legal and litigation costs, and impair the Firm’s ability to manage effectively its risk exposure from these products.
Many of the Firm’s hedging strategies and other risk management techniques have a basis in historical market behavior, and all such strategies and techniques are based to some degree on management’s subjective judgment. For example, many models used by the Firm are based on assumptions regarding correlations among prices of various asset classes or other market indicators. In times of market stress, or in the event of other unforeseen circumstances, previously uncorrelated indicators may become correlated, or conversely, previously correlated indicators may make unrelated movements. These sudden market movements or unanticipated or unidentified market or economic movements have in some circumstances limited the effectiveness of the Firm’s risk management strategies, causing the Firm to incur losses. The Firm cannot provide assurance that its risk management framework, including the Firm’s underlying assumptions or strategies, will at all times be accurate and effective.
JPMorgan Chase’s operations are subject to risk of loss from unfavorable economic, monetary, political, legal and other developments in the United States and around the world.
JPMorgan Chase’s businesses and earnings are affected by the fiscal and other policies that are adopted by various U.S. and non-U.S. regulatory authorities and agencies. The Federal Reserve Board regulates the supply of money and credit in the United States and its policies determine in large part the cost of funds for lending and investing in the United States and the return earned on those loans and investments. The market impact from such policies can also materially decrease the value of financial assets that the Firm holds, such as mortgage servicing rights (“MSRs”). Federal Reserve Board policies also can adversely affect the Firm’s borrowers and counterparties, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to the Firm. Changes in Federal Reserve Board policies (as well as the fiscal and monetary policies of non-U.S. central banks or regulatory authorities and agencies) are beyond the Firm’s control and, consequently, the impact of changes in these policies on the Firm’s activities and results of operations is difficult to predict.
The Firm’s businesses and revenue are also subject to risks inherent in investing and trading in securities of companies worldwide. These risks include, among others, risk of loss from unfavorable political, legal or other developments, including social or political instability, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, and changes in laws and regulations. Crime, corruption, war or military actions, acts of terrorism and a lack of an established legal and regulatory framework are additional challenges in certain emerging markets.
Revenue from international operations and trading in non-U.S. securities and other obligations may be subject to negative fluctuations as a result of the above considerations. The impact of these fluctuations could be accentuated as some trading markets are smaller, less liquid and more volatile than larger markets. Also, any of the above-mentioned events or circumstances in one country can, and has in the past, affected the Firm’s operations and investments in another country or countries, including the Firm’s operations in the United States. As a result, any such unfavorable conditions or developments could have an adverse impact on the Firm’s business and results of operations.
Several of the Firm’s businesses engage in transactions with, or trade in obligations of, U.S. and non-U.S. governmental entities, including national, state, provincial, municipal and local authorities. These activities can expose the Firm to enhanced sovereign, credit-related, operational and reputational risks, including the risks that a governmental entity may default on or restructure its obligations or may claim that actions taken by government officials were beyond the legal authority of those officials, which could adversely affect the Firm’s financial condition and results of operations.
Further, various countries in which the Firm operates or invests, or in which the Firm may do so in the future, have in the past experienced severe economic disruptions particular to that country or region, including extreme currency fluctuations, high inflation, or low or negative growth, among other negative conditions. In 2010, concerns were raised about certain European countries, including Greece, Ireland, Italy, Portugal and Spain, regarding perceived weaknesses in their economic and fiscal condition, and how such weaknesses might affect other economies as well as financial institutions, including the Firm, which lent funds to or did business with or in those countries. There is always the chance that economic disruptions in other countries, even in countries in which the Firm does not conduct business or have operations, will adversely affect the Firm.
JPMorgan Chase’s results of operations may be adversely affected by loan repurchase and indemnity obligations.
In connection with the sale and securitization of loans (whether with or without recourse), the originator is generally required to make a variety of representations and warranties regarding both the originator and the loans being sold or securitized. JPMorgan Chase and some of its subsidiaries, including those acquired through the Bear Stearns merger and the Washington Mutual transaction, have made such representations and warranties in connection with the sale and securitization of loans, and the Firm will continue to do so when it securitizes loans it has originated. If a loan that does not comply with such representations or warranties is sold or securitized, the Firm may be obligated to repurchase the loan and incur any associated loss directly, or the Firm may be obligated to indemnify the purchaser against any such losses. In 2010, the costs of repurchasing mortgage loans that had been sold to government agencies such as Fannie Mae and Freddie Mac (the “GSEs”) increased substantially, and there is no assurance that such costs could not continue to increase substantially in the future. Accordingly, repurchase or indemnity obligations to the GSEs or to private third-party purchasers could materially and adversely affect the Firm’s results of operations and earnings in the future.
The repurchase liability that the Firm records with respect to its loan repurchase obligations is estimated based on several factors, including the level of current and estimated probable future repurchase demands made by purchasers, the Firm’s ability to cure the defects identified in the repurchases demands, and the severity of loss upon repurchase or foreclosure. While the Firm believes that its current repurchase liability reserves are adequate, the factors referred to above are subject to change in light of market developments, the economic environment and other circumstances. Accordingly, such reserves may be increased in the future.
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
JPMorgan Chase may incur additional costs and expenses in ensuring that it satisfies requirements relating to mortgage foreclosures.
In late September 2010, JPMorgan Chase commenced implementation of a temporary suspension of obtaining mortgage foreclosure judgments in the states and territories that require a judicial foreclosure process. Subsequently, the Firm extended this temporary suspension to foreclosure sales in those states and territories that require a judicial foreclosure process, and to foreclosures and foreclosure sales in the majority of remaining states where a judicial process is not required, but where an affidavit signed by Firm personnel may have been used as part of the foreclosure process. In mid-October, the Firm also temporarily suspended evictions in the states and territories in which the Firm had suspended foreclosures and foreclosure sales, as well as in certain additional states in which an affidavit signed by Firm personnel may have been used in connection with eviction proceedings.
This temporary suspension arose out of questions about affidavits of indebtedness prepared by local foreclosure counsel, signed by Firm employees, and filed or used in mortgage foreclosure proceedings in certain states. Based on the Firm’s work to date, the Firm believes that the information in those affidavits of indebtedness about the fact of default and amount of indebtedness was materially accurate. However, the underlying review and verification of this information was performed by personnel other than the affiants, or the affidavits may not have been properly notarized. The Firm has since resumed filing new foreclosure actions in most of the states in which the Firm had previously halted such actions, using revised procedures in connection with the execution of the affidavits and other documents that may be used in the foreclosure process, and the Firm intends to resume filing new foreclosure actions in all remaining states. The Firm is also in the process of reviewing pending foreclosure matters to determine whether the remediation of previously filed affidavits or other documents is necessary, and the Firm intends to resume pending foreclosure proceedings as the review, and if necessary, remediation, of each pending matter is completed.
The Firm expects to incur additional costs and expenses in connection with its efforts to correct and enhance its mortgage foreclosure procedures. Multiple state and federal officials have announced investigations into the procedures followed by mortgage servicing companies and banks, including JPMorgan Chase and its affiliates, relating to foreclosure and loss mitigation processes. The Firm is cooperating with these investigations, and these investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental investigations and additional litigation. The Firm cannot predict the ultimate outcome of these matters or the impact that they could have on the Firm’s financial results.
JPMorgan Chase’s commodities activities are subject to extensive regulation, potential catastrophic events and environmental risks and regulation that may expose the Firm to significant cost and liability.
JPMorgan Chase engages in the storage, transportation, marketing or trading of several commodities, including metals, agricultural products, crude oil, oil products, natural gas, electric power, emission credits, coal, freight, and related products and indices. The Firm is also engaged in power generation and has invested in companies engaged in wind energy and in sourcing, developing and trading emission reduction credits. As a result of all of these activities, the Firm is subject to extensive and evolving energy, commodities, environmental, and other governmental laws and regulations. The Firm expects laws and regulations affecting its commodities activities to expand in scope and complexity, and to restrict some of the Firm’s activities, which could result in lower revenues from the Firm’s commodities

Part I
activities. In addition, the Firm may incur substantial costs in complying with current or future laws and regulations, and the failure to comply with these laws and regulations may result in substantial civil and criminal fines and penalties. Furthermore, liability may be incurred without regard to fault under certain environmental laws and regulations for remediation of contaminations.
The Firm’s commodities activities also further expose the Firm to the risk of unforeseen and catastrophic events, including natural disasters, leaks, spills, explosions, release of toxic substances, fires, accidents on land and at sea, wars, and terrorist attacks that could result in personal injuries, loss of life, property damage, damage to the Firm’s reputation and suspension of operations. The Firm’s commodities activities are also subject to disruptions, many of which are outside of the Firm’s control, from the breakdown or failure of power generation equipment, transmission lines or other equipment or processes, and the contractual failure of performance by third-party suppliers or service providers, including the failure to obtain and deliver raw materials necessary for the operation of power generation facilities. The Firm’s actions to mitigate its risks related to the above-mentioned considerations may not prove adequate to address every contingency. In addition, insurance covering some of these risks may not be available, and the proceeds, if any, from insurance recovery may not be adequate to cover liabilities with respect to particular incidents. As a result, the Firm’s financial condition and results of operations may be adversely affected by such events.
Damage to JPMorgan Chase’s reputation could damage its businesses.
Maintaining trust in JPMorgan Chase is critical to the Firm’s ability to attract and maintain customers, investors and employees. Damage to the Firm’s reputation can therefore cause significant harm to the Firm’s business and prospects. Harm to the Firm’s reputation can arise from numerous sources, including, among others, employee misconduct, compliance failures, litigation or regulatory outcomes or governmental investigations. In addition, a failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to reputation for the Firm. Adverse publicity regarding the Firm, whether or not true, may result in harm to the Firm’s prospects. Actions by the financial services industry generally or by certain members of or individuals in the industry can also affect the Firm’s reputation. For example, the role played by financial services firms in the financial crisis, including concerns that consumers have been treated unfairly by financial institutions, has damaged the reputation of the industry as a whole. Should any of these or other events or factors that can undermine the Firm’s reputation occur, there is no assurance that the additional costs and expenses that the Firm may need to incur to address the issues giving rise to the reputational harm could not adversely affect the Firm’s earnings and results of operations.
Management of potential conflicts of interests has become increasingly complex as the Firm continues to expand its business activities through more numerous transactions, obligations and interests with and among the Firm’s clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to deal with the Firm, or give rise to litigation or enforcement actions, as well as cause serious reputational harm to the Firm.
JPMorgan Chase relies on its systems, employees and certain counterparties, and certain failures could materially adversely affect the Firm’s operations.
JPMorgan Chase’s businesses are dependent on the Firm’s ability to process, record and monitor a large number of complex transactions. If the Firm’s financial, accounting, or other data processing systems fail or have other significant shortcomings, the Firm could be materially adversely affected. The Firm is similarly dependent on its employees. The Firm could be materially adversely affected if one of its employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Firm’s operations or systems. Third parties with which the Firm does business could also be sources of operational risk to the Firm, including relating to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could diminish the Firm’s ability to operate one or more of its businesses, or result in potential liability to clients, increased operating expenses, higher litigation costs (including fines and sanctions), reputational damage, regulatory intervention or weaker competitive standing, any of which could materially adversely affect the Firm.
If personal, confidential or proprietary information of customers or clients in the Firm’s possession were to be mishandled or misused, the Firm could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either by fault of the Firm’s systems, employees, or counterparties, or where such information was intercepted or otherwise inappropriately taken by third parties.
The Firm may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond the Firm’s control, which may include, for example, computer viruses, electrical or telecommunications outages, failures of computer servers or other damage to the Firm’s property or assets; natural disasters; health emergencies or pandemics; or events arising from local or larger scale political events, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to the Firm.
In a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal control over financial reporting may occur from time to time, and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. As processes are changed, or new products and services are introduced, the Firm may not fully appreciate or identify new operational risks that may arise from such changes. In addition, there is the risk that the Firm’s controls and procedures as well as business continuity and data security systems could prove to be inadequate. Any such failure could adversely affect the Firm’s business and results of operations by requiring the Firm to expend significant resources to correct the defect, as well as by exposing the Firm to litigation, regulatory fines or penalties or losses not covered by insurance.
JPMorgan Chase faces significant legal risks, both from regulatory investigations and proceedings and from private actions brought against the Firm.
JPMorgan Chase is named as a defendant or is otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. Actions brought against the Firm may result in judgments, settlements, fines, penalties or other results adverse to the Firm, which could materially adversely affect the Firm’s business, financial condition or results of operations, or cause serious reputational harm to the Firm. As a participant in the financial services industry, it is likely that the Firm will continue to experience a high level of litigation and regulatory scrutiny and investigations related to its businesses and operations.
The financial services industry is highly competitive, and JPMorgan Chase’s inability to compete successfully may adversely affect its results of operations.
JPMorgan Chase operates in a highly competitive environment and the Firm expects competitive conditions to continue to intensify as continued consolidation in the financial services industry produces larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices.
Competitors include other banks, brokerage firms, investment banking companies, merchant banks, hedge funds, commodity trading companies, private equity firms, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and Internet-based financial solutions, including electronic securities trading. The Firm’s businesses generally compete on the basis of the quality and variety of the Firm’s products and services, transaction execution, innovation, reputation and price. Ongoing or increased competition in any one or all of these areas may put downward pressure on prices for the Firm’s products and services or may cause the Firm to lose market share. Increased competition also may require the Firm to make additional capital investments in its businesses in order to remain competitive. These investments may increase expense or may require the Firm to extend more of its capital on behalf of clients in order to execute larger, more competitive transactions. The Firm cannot provide assurance that the significant competition in the financial services industry will not materially adversely affect its future results of operations.
JPMorgan Chase’s acquisitions and the integration of acquired businesses may not result in all of the benefits anticipated.
JPMorgan Chase has in the past and may in the future seek to expand its business by acquiring other businesses. There can be no assurance that the Firm’s acquisitions will have the anticipated positive results, including results relating to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; the overall performance of the combined entity; or an improved price for JPMorgan Chase & Co.’s common stock. Integration efforts could divert management attention and resources, which could adversely affect the Firm’s operations or results. The Firm cannot provide assurance that any integration efforts in connection with acquisitions already consummated or any new acquisitions would not result in the occurrence of unanticipated costs or losses.
Acquisitions may also result in business disruptions that cause the Firm to lose customers or cause customers to move their business to competing financial institutions. It is possible that the integration process related to acquisitions could result in the disruption of the Firm’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect the Firm’s ability to maintain relationships with clients, customers, depositors and other business partners. The loss of key employees in connection with an acquisition could adversely affect the Firm’s ability to successfully conduct its business.
JPMorgan Chase’s ability to attract and retain qualified employees is critical to the success of its business, and failure to do so may materially adversely affect the Firm’s performance.
JPMorgan Chase’s employees are the Firm’s most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. The imposition on the Firm or its employees of certain existing and proposed restrictions or taxes on executive compensation may adversely affect the Firm’s ability to attract and retain qualified senior management and employees. If the Firm is unable to continue to retain and attract qualified employees, the Firm’s performance, including its competitive position, could be materially adversely affected.
JPMorgan Chase’s financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.
Pursuant to accounting principles generally accepted in the United States, JPMorgan Chase is required to use certain assumptions and estimates in preparing its financial statements, including in determining credit loss reserves, mortgage repurchase liability and reserves related to litigations, among other items. Certain of the Firm’s financial instruments, including trading assets and liabilities, available-for-sale securities, certain loans, MSRs, private equity investments, structured notes and certain repurchase and resale agreements, among other items, require a determination of their fair value in order to prepare the Firm’s financial statements. Where quoted market prices are not available, the Firm may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, as they are based on significant estimation and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans

Part I

and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If assumptions or estimates underlying the Firm’s financial statements are incorrect, the Firm may experience material losses.
ITEM 1B: UNRESOLVED SEC STAFF COMMENTS
None.
ITEM 2: PROPERTIES
JPMorgan Chase’s headquarters is located in New York City at 270 Park Avenue, a 50-story office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of space. The building is currently undergoing a major renovation.
The design seeks to attain the highest sustainability rating for renovations of existing buildings under the Leadership in Energy and Environmental Design (“LEED”) Green Building Rating System. The total renovation is expected to be substantially completed in 2011.
In connection with the Bear Stearns merger in 2008, JPMorgan Chase acquired 383 Madison Avenue in New York City, a 45-story, 1.1 million square-foot office building on land which is subject to a ground lease through 2096. This building serves as the U.S. headquarters of JPMorgan Chase’s Investment Bank. For further discussion, see Building purchase commitments in Note 30, on page 278.
In total, JPMorgan Chase owned or leased approximately 12.4 million square feet of commercial office space and retail space in New York City at December 31, 2010. JPMorgan Chase and its subsidiaries also own or lease significant administrative and operational facilities in Chicago, Illinois (3.8 million square feet); Houston and Dallas, Texas (3.7 million square feet); Columbus, Ohio (2.7 million square feet); Phoenix, Arizona (1.4 million square feet); Jersey City, New Jersey (1.1 million square feet); and 5,268 retail branches in 23 states. At December 31, 2010, the Firm occupied approximately 68.2 million total square feet of space in the United States.
At December 31, 2010, the Firm also managed and occupied approximately 5.6 million total square feet of space in Europe, the Middle East and Africa.
In the United Kingdom, at December 31, 2010, JPMorgan Chase owned or leased approximately 4.7 million square feet of office space and owned a 424,000 square-foot operations center. In December 2010, JPMorgan Chase acquired a 999-year leasehold interest in 25 Bank Street in London’s Canary Wharf. With 1.0 million square feet of space, 25 Bank Street will become the new European headquarters of the Investment Bank in 2012. In addition, JPMorgan Chase agreed to purchase 60 Victoria Embankment in 2011, a 518,000 square-foot office building the Firm has been leasing since 1991. For further discussion, see Building purchase commitments in Note 30, on page 278.
In 2008, JPMorgan Chase acquired a 999-year leasehold interest in land at London’s Canary Wharf and entered into a building agreement to develop the site and construct a European headquarters building. However, acquisition of 25 Bank Street allows the Firm to accelerate by four years the consolidation of its Investment Bank personnel in one location. In December 2010, JPMorgan Chase signed an amended building agreement to allow continued development of the Canary Wharf site for future use. The amended terms extend the building agreement to October 30, 2016.
JPMorgan Chase and its subsidiaries also occupy offices and other administrative and operational facilities in the Asia Pacific region, Latin America and Canada under various types of ownership and leasehold agreements, aggregating approximately 5.3 million total square feet of space at December 31, 2010. JPMorgan Chase and its subsidiaries lease significant administrative and operational facilities in India (1.8 million square feet) and the Philippines (1.0 million square feet).
The properties occupied by JPMorgan Chase are used across all of the Firm’s business segments and for corporate purposes. JPMorgan Chase continues to evaluate its current and projected space requirements and may determine from time to time that certain of its premises and facilities are no longer necessary for its operations. There is no assurance that the Firm will be able to dispose of any such excess premises or that it will not incur charges in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. For a discussion of occupancy expense, see the Consolidated Results of Operations discussion on pages 59–63.
ITEM 3: LEGAL PROCEEDINGS
As of December 31, 2010, the Firm and its subsidiaries are defendants or putative defendants in more than 10,000 legal proceedings, in the form of regulatory/government investigations as well as private, civil litigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel claims or legal theories. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and it intends to defend itself vigorously in all such matters.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $4.5 billion at December 31, 2010. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants (including the Firm) in many of such proceedings whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may be more than the current estimate.
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel.
In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the claimants seek very large or indeterminate damages, or where the matters present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of the currently pending matters will be, what the timing of the ultimate resolution of these pending matters will be or what the eventual loss, fines, penalties or impact related to each pending matter may be. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the legal proceedings currently pending against it should not have a material adverse effect on the Firm’s consolidated financial condition. The Firm notes, however, that in light of the uncertainties involved in such proceedings, there is no assurance the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.
For a description of the Firm’s material legal proceedings, see Note 32 on pages 282–289.
Part II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for registrant’s common equity
The outstanding shares of JPMorgan Chase common stock are listed and traded on the New York Stock Exchange, the London Stock Exchange and the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock for the last two years, see the section entitled “Supplementary information – Selected quarterly financial data (unaudited)” on pages 295–296. For a comparison of the cumulative total return for JPMorgan Chase common stock with the comparable total return of the S&P 500 Index and the S&P Financial Index over the five-year period ended December 31, 2010, see “Five-year stock performance,” on page 53.
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009. The action enabled the Firm to retain approximately $5.5 billion in common equity in each of 2010 and 2009, and was taken to ensure the Firm had sufficient capital strength in the event the very weak economic conditions that existed at the beginning of 2009 deteriorated further. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.05 per share for each quarter of 2010 and 2009.
The common dividend payout ratio, based on reported net income, was 5% for 2010, 9% for 2009, and 114% for 2008. For a discussion of restrictions on dividend payments, see Note 23 on pages 267–268. At January 31, 2011, there were 225,114 holders of record of JPMorgan Chase common stock. For information regarding securities authorized for issuance under the Firm’s employee stock-based compensation plans, see Item 12 on page 16.
Stock repurchases under the stock repurchase program
Under the stock repurchase program authorized by the Firm’s Board of Directors, the Firm is authorized to repurchase up to $10.0 billion of the Firm’s common stock plus the 88 million warrants sold by the U.S. Treasury in 2009. During 2009, the Firm did not repurchase any shares of its common stock or warrants. In the second quarter of 2010, the Firm resumed common stock repurchases, and during the year repurchased an aggregate of 78 million shares for $3.0 billion at an average price per share of $38.49. The Firm’s share repurchase activities in 2010 were intended to offset sharecount increases resulting from employee stock-based incentive awards and were consistent with the Firm’s goal of maintaining an appropriate sharecount. The Firm did not repurchase any of the warrants during 2010. As of December 31, 2010, $3.2 billion of authorized repurchase capacity remained with respect to the common stock, and all of the authorized repurchase capacity remained with respect to the warrants.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock and warrants in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock – for example during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.
The authorization to repurchase common stock and warrants will be utilized at management’s discretion, and the timing of purchases and the exact number of shares and warrants purchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or

Part II

timetables; may be executed through open market purchases or privately negotiated transactions, including through the use of Rule 10b5-1 programs; and may be suspended at any time.
For a discussion of restrictions on stock repurchases, see Note 23 on pages 267–268.

			Dollar value
			of remaining
			authorized
Year ended	Total shares	Average price	repurchase
December 31, 2010	repurchased	paid per share(a)	(in millions)(b)

First quarter	—	$—	$6,221

Second quarter	3,491,900	38.73	6,085

Third quarter	56,517,833	38.52	3,908

October	17,300,020	38.40	3,244
November	589,800	37.40	3,222
December	—	—	3,222

Fourth quarter	17,889,820	38.37	3,222

Total for 2010	77,899,553	$38.49	$3,222

(a)	Excludes commissions cost.
(b)	The amount authorized by the Board of Directors excludes commissions cost.
Stock repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during 2010 were as follows:

Year ended	Total shares	Average price
December 31, 2010	repurchased	paid per share

First quarter	2,444	$41.88

Second quarter	393	30.01

Third quarter	293	37.49

October	—	—
November	128,964	37.52
December	62	39.31

Fourth quarter	129,026	37.52

Total for 2010	132,156	$37.58

ITEM 6: SELECTED FINANCIAL DATA
For five-year selected financial data, see “Five-year summary of consolidated financial highlights (unaudited)” on pages 52–53 and “Selected annual financial data (unaudited)” on pages 297–298.
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 53–156. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which appear on pages 160–294.
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information related to market risk, see the “Market Risk Management” section on pages 142–146.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements, together with the Notes thereto and the report of PricewaterhouseCoopers LLP dated February 28, 2011, thereon, appear on pages 159–294.
Supplementary financial data for each full quarter within the two years ended December 31, 2010, are included on pages 295–296 in the table entitled “Selected quarterly financial data (unaudited).” Also included is a “Glossary of terms’’ on pages 300–303.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies – or even material weaknesses – in internal controls in the future. See page 158 for “Management’s report on internal control over financial reporting.” There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
None.

Part III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive officers of the registrant

Name	Age	Positions and offices
	(at December 31, 2010)

James Dimon	54	Chairman of the Board since December 31, 2006, and President and Chief Executive Officer since December 31, 2005.

Frank J. Bisignano	51	Chief Administrative Officer.

Douglas L. Braunstein	49	Chief Financial Officer since June 2010. He had been head of Investment Banking for the Americas since 2008, prior to which he had served in a number of senior Investment Banking roles, including as head of Global Mergers and Acquisitions.

Michael J. Cavanagh	44	Chief Executive Officer of Treasury & Securities Services since June 2010, prior to which he had been Chief Financial Officer.

Stephen M. Cutler	49	General Counsel since February 2007. Prior to joining JPMorgan Chase, he was a partner and co-chair of the Securities Department at the law firm of WilmerHale since October 2005. Prior to joining WilmerHale, he had been Director of the Division of Enforcement at the U.S. Securities and Exchange Commission.

John L. Donnelly	54	Director of Human Resources since January 2009. Prior to joining JPMorgan Chase, he had been Global Head of Human Resources at Citigroup, Inc. since July 2007 and Head of Human Resources and Corporate Affairs for Citi Markets and Banking business from 1998 until 2007.

Ina R. Drew	54	Chief Investment Officer.

Mary Callahan Erdoes	43	Chief Executive Officer of Asset Management since September 2009, prior to which she had been Chief Executive Officer of Private Banking.

Samuel Todd Maclin	54	Chief Executive Officer of Commercial Banking.

Jay Mandelbaum	48	Head of Strategy and Business Development.

Heidi Miller	57	President of International since June 2010 prior to which she had been Chief Executive Officer of Treasury & Securities Services.

Charles W. Scharf	45	Chief Executive Officer of Retail Financial Services.

Gordon A. Smith	52	Chief Executive Officer of Card Services since June 2007. Prior to joining JPMorgan Chase, he was with American Express Company for more than 25 years. From August 2005 until June 2007, he was president of American Express’ global commercial card business.

James E. Staley	54	Chief Executive Officer of the Investment Bank since September 2009, prior to which he had been Chief Executive Officer of Asset Management.

Barry L. Zubrow	57	Chief Risk Officer since November 2007. Prior to joining JPMorgan Chase, he was a private investor and was Chairman of the New Jersey Schools Development Authority from March 2006 through August 2010.
Unless otherwise noted, during the five fiscal years ended December 31, 2010, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase. There are no family relationships among the foregoing executive officers. See also Item 13.
ITEM 11: EXECUTIVE COMPENSATION
See Item 13.

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

	Number of shares to be	Weighted-average	Number of shares remaining
December 31, 2010	issued upon exercise of	exercise price of	available for future issuance under
(Shares in thousands)	outstanding options/SARs	outstanding options/SARs	stock compensation plans

Plan category
Employee stock-based incentive plans approved by shareholders	168,678,150	$42.67	113,194,301 (a)
Employee stock-based incentive plans not approved by shareholders	65,239,147	45.05	—

Total	233,917,297	$43.33	113,194,301

(a)	Represents future shares available under the shareholder-approved 2005 Long-Term Incentive Plan, as amended and restated effective May 20, 2008.
All future shares will be issued under the shareholder-approved 2005 Long-Term Incentive Plan, as amended and restated effective May 20, 2008. For further discussion, see Note 10 on pages 210–212.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information to be provided in Items 10, 11, 12, 13 and 14 of Form 10-K and not otherwise included herein is incorporated by reference to the Firm’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be held on May 17, 2011, which will be filed with the SEC within 120 days of the end of the Firm’s fiscal year ended December 31, 2010.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
See Item 13.
Part IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibits, financial statement schedules
1.	Financial statements

The Consolidated Financial Statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 159.

2.	Financial statement schedules

3.	Exhibits

3.1	Restated Certificate of Incorporation of JPMorgan Chase & Co., effective April 5, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 7, 2006).

3.2	Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 24, 2008).
3.3	Certificate of Designations of 8.625% Non-Cumulative Preferred Stock, Series J (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A of JPMorgan Chase & Co. (File No. 1-5805) filed September 17, 2008).

3.4	By-laws of JPMorgan Chase & Co., effective January 19, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 25, 2010).

4.1	Indenture, dated as of October 21, 2010, between JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No.1-5805) filed October 21, 2010).

4.2	Indenture, dated as of October 21, 2010, between JPMorgan Chase & Co. and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No.1-5805) filed October 21, 2010).

4.3(a)	Indenture, dated as of May 25, 2001, between JPMorgan Chase & Co. and Bankers Trust Company (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4(a)(1) to the

Registration Statement on Form S-3 of JPMorgan Chase & Co. (File No. 333-52826) filed June 13, 2001).

4.4	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 24, 2008).

4.5	Form of Deposit Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed August 21, 2008).
Other instruments defining the rights of holders of long-term debt securities of JPMorgan Chase & Co. and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. JPMorgan Chase & Co. agrees to furnish copies of these instruments to the SEC upon request.
10.1	Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., as amended and restated July 2001 and as of December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).*

10.2	2005 Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).*

10.3	Post-Retirement Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation, as amended and restated, effective May 21, 1996 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.4	2005 Deferred Compensation Program of JPMorgan Chase & Co., restated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.5	JPMorgan Chase & Co. 2005 Long-Term Incentive Plan as amended and restated effective May 20, 2008 (incorporated by reference to Appendix B of Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed March 31, 2008).*
10.6	Key Executive Performance Plan of JPMorgan Chase & Co., restated as of January 1, 2005 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).*

10.7	Excess Retirement Plan of JPMorgan Chase & Co., restated and amended as of December 31, 2008, as amended (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).*

10.8	1995 Stock Incentive Plan of J.P. Morgan & Co. Incorporated and Affiliated Companies, as amended, dated December 11, 1996 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.9	Executive Retirement Plan of JPMorgan Chase & Co., as amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.10	Amendment to Bank One Corporation Director Stock Plan, as amended and restated effective February 1, 2003 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.11	Summary of Bank One Corporation Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).*

10.12	Bank One Corporation Stock Performance Plan, as amended and restated effective February 20, 2001 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.13	Bank One Corporation Supplemental Savings and Investment Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.14	Revised and Restated Banc One Corporation 1989 Stock Incentive Plan, effective January 18, 1989 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.15	Banc One Corporation Revised and Restated 1995 Stock Incentive Plan, effective April 17, 1995 (incorporated by

Part IV

reference to Exhibit 10.15 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.16	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 2005 stock appreciation rights (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).*

10.17	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of October 2005 stock appreciation rights (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2005).*

10.18	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).*

10.19	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 restricted stock units (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).*

10.20	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.21	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member stock appreciation rights, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.22	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.23	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member stock appreciation rights, dated as of February 3, 2010 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).*
10.24	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member restricted stock units, dated as of February 3, 2010 (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).*

10.25	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member restricted stock units, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).*

10.26	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights for James Dimon (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).*

10.27	Form of JPMorgan Chase & Co. Performance-Based Incentive Compensation Plan, effective as of January 1, 2006, as amended (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).*

10.28	Form of Warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the Form 8-A of JPMorgan Chase & Co. (File No. 1-5805) filed December 11, 2009).

12.1	Computation of ratio of earnings to fixed charges.***

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.***

21.1	List of Subsidiaries of JPMorgan Chase & Co.***

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2010 (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1	Consent of independent registered public accounting firm.***

31.1	Certification.***

31.2	Certification.***

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document. Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) the Notes to Consolidated Financial Statements.***
101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

***	Filed herewith.

Pages 20–50 not used

Financial:

52	Five-Year Summary of Consolidated Financial Highlights

53	Five-Year Stock Performance

Management’s discussion and analysis:

54	Introduction

55	Executive Overview

59	Consolidated Results of Operations

64	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures

67	Business Segment Results

91	International Operations

92	Balance Sheet Analysis

95	Off–Balance Sheet Arrangements and Contractual Cash Obligations

102	Capital Management

107	Risk Management

110	Liquidity Risk Management

116	Credit Risk Management

142	Market Risk Management

147	Private Equity Risk Management

147	Operational Risk Management

148	Reputation and Fiduciary Risk Management

149	Critical Accounting Estimates Used by the Firm

155	Accounting and Reporting Developments

156	Nonexchange-Traded Commodity Derivative Contracts at Fair Value

157	Forward-Looking Statements

Audited financial statements:

158	Management’s Report on Internal Control Over Financial Reporting

159	Report of Independent Registered Public Accounting Firm

160	Consolidated Financial Statements

164	Notes to Consolidated Financial Statements

Supplementary information:

295	Selected Quarterly Financial Data

297	Selected Annual Financial Data

299	Short-term and other borrowed funds

300	Glossary of Terms

JPMorgan Chase & Co. / 2010 Annual Report	51

Financial
Five-year summary of consolidated financial highlights

(unaudited)
(in millions, except per share, headcount and ratio data)
As of or for the year ended December 31,	2010	2009	2008(d)	2007	2006

Selected income statement data
Total net revenue	$102,694	$100,434	$67,252	$71,372	$61,999
Total noninterest expense	61,196	52,352	43,500	41,703	38,843

Pre-provision profit(a)	41,498	48,082	23,752	29,669	23,156
Provision for credit losses	16,639	32,015	19,445	6,864	3,270
Provision for credit losses – accounting conformity(b)	—	—	1,534	—	—

Income from continuing operations before income tax expense/(benefit) and extraordinary gain	24,859	16,067	2,773	22,805	19,886
Income tax expense/(benefit)	7,489	4,415	(926)	7,440	6,237

Income from continuing operations	17,370	11,652	3,699	15,365	13,649
Income from discontinued operations(c)	—	—	—	—	795

Income before extraordinary gain	17,370	11,652	3,699	15,365	14,444
Extraordinary gain(d)	—	76	1,906	—	—

Net income	$17,370	$11,728	$5,605	$15,365	$14,444

Per common share data
Basic earnings
Income from continuing operations	$3.98	$2.25	$0.81	$4.38	$3.83
Net income	3.98	2.27	1.35	4.38	4.05
Diluted earnings(e)
Income from continuing operations	$3.96	$2.24	$0.81	$4.33	$3.78
Net income	3.96	2.26	1.35	4.33	4.00
Cash dividends declared per share	0.20	0.20	1.52	1.48	1.36
Book value per share	43.04	39.88	36.15	36.59	33.45
Common shares outstanding
Average: Basic	3,956.3	3,862.8	3,501.1	3,403.6	3,470.1
Diluted	3,976.9	3,879.7	3,521.8	3,445.3	3,516.1
Common shares at period-end	3,910.3	3,942.0	3,732.8	3,367.4	3,461.7
Share price(f)
High	$48.20	$47.47	$50.63	$53.25	$49.00
Low	35.16	14.96	19.69	40.15	37.88
Close	42.42	41.67	31.53	43.65	48.30
Market capitalization	165,875	164,261	117,695	146,986	167,199
Selected ratios
Return on common equity (“ROE”)(e)
Income from continuing operations	10%	6%	2%	13%	12%
Net income	10	6	4	13	13
Return on tangible common equity (“ROTCE”)(e)
Income from continuing operations	15	10	4	22	24
Net income	15	10	6	22	24
Return on assets (“ROA”)
Income from continuing operations	0.85	0.58	0.21	1.06	1.04
Net income	0.85	0.58	0.31	1.06	1.10
Overhead ratio	60	52	65	58	63
Deposits-to-loans ratio	134	148	135	143	132
Tier 1 capital ratio(g)	12.1	11.1	10.9	8.4	8.7
Total capital ratio	15.5	14.8	14.8	12.6	12.3
Tier 1 leverage ratio	7.0	6.9	6.9	6.0	6.2
Tier 1 common capital ratio(h)	9.8	8.8	7.0	7.0	7.3
Selected balance sheet data (period-end)(g)
Trading assets	$489,892	$411,128	$509,983	$491,409	$365,738
Securities	316,336	360,390	205,943	85,450	91,975
Loans	692,927	633,458	744,898	519,374	483,127
Total assets	2,117,605	2,031,989	2,175,052	1,562,147	1,351,520
Deposits	930,369	938,367	1,009,277	740,728	638,788
Long-term debt	247,669	266,318	270,683	199,010	145,630
Common stockholders’ equity	168,306	157,213	134,945	123,221	115,790
Total stockholders’ equity	176,106	165,365	166,884	123,221	115,790
Headcount	239,831	222,316	224,961	180,667	174,360

(a)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(b)	Results for 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual Bank’s (“Washington Mutual “) banking operations.

(c)	On October 1, 2006, JPMorgan Chase & Co. completed the exchange of selected corporate trust businesses for the consumer, business banking and middle-market banking businesses of The Bank of New York Company Inc. The results of operations of these corporate trust businesses were reported as discontinued operations.

(d)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. On May 30, 2008, a wholly-owned subsidiary of JPMorgan Chase merged with and into The Bear Stearns Companies Inc. (“Bear Stearns”), and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase. The Washington Mutual acquisition resulted in negative goodwill, and accordingly, the Firm recorded an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion. For additional information on these transactions, see Note 2 on pages 166–170 of this Annual Report.

(e)	The calculation of 2009 earnings per share (“EPS”) and net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of U.S. Troubled Asset Relief Program (“TARP”) preferred capital in the second quarter of 2009. Excluding this reduction, the adjusted ROE and ROTCE were 7% and 11%, respectively, for 2009. The Firm views the adjusted ROE and ROTCE, both non-GAAP financial measures, as meaningful because they enable the comparability to prior periods. For further discussion, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on pages 64–66 of this Annual Report.

52	JPMorgan Chase & Co. / 2010 Annual Report

(f)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(g)	Effective January 1, 2010, the Firm adopted accounting guidance that amended the accounting for the transfer of financial assets and the consolidation of variable interest entities (“VIEs”). Upon adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related, adding $87.7 billion and $92.2 billion of assets and liabilities, respectively, and decreasing stockholders’ equity and the Tier 1 capital ratio by $4.5 billion and 34 basis points, respectively. The reduction to stockholders’ equity was driven by the establishment of an allowance for loan losses of $7.5 billion (pretax) primarily related to receivables held in credit card securitization trusts that were consolidated at the adoption date.

(h)	The Firm uses Tier 1 common capital (“Tier 1 common”) along with the other capital measures to assess and monitor its capital position. The Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common divided by risk-weighted assets. For further discussion, see Regulatory capital on pages 102–104 of this Annual Report.

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
The following table and graph assume simultaneous investments of $100 on December 31, 2005, in JPMorgan Chase common stock and in each of the above S&P indices. The comparison assumes that all dividends are reinvested.

December 31,
(in dollars)	2005	2006	2007	2008	2009	2010

JPMorgan Chase	$100.00	$125.55	$116.75	$87.19	$116.98	$119.61
S&P Financial Index	100.00	119.19	96.99	43.34	50.80	56.96
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99

This section of JPMorgan Chase’s Annual Report for the year ended December 31, 2010 (“Annual Report”) provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase. See the Glossary of terms on pages 300–303 for definitions of terms used throughout this Annual Report. The MD&A included in this Annual Report contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking Statements on page 157 of this Annual Report) and in the JPMorgan Chase Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), in Part I, Item 1A: Risk factors, to which reference is hereby made.

JPMorgan Chase & Co. / 2010 Annual Report	53

Management’s discussion and analysis
INTRODUCTION

JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.1 trillion in assets, $176.1 billion in stockholders’ equity and operations in more than 60 countries as of December 31, 2010. The Firm is a leader in investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national bank with branches in 23 states in the U.S.; and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national bank that is the Firm’s credit card issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“JPMorgan Securities”; formerly J.P. Morgan Securities Inc.), the Firm’s U.S. investment banking firm.
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
Retail Financial Services
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,200 bank branches (third-largest nationally) and 16,100 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 28,900 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 16,200 auto dealerships and 2,200 schools and universities nationwide.
Card Services
Card Services (“CS”) is one of the nation’s largest credit card issuers, with over $137 billion in loans and over 90 million open accounts. Customers used Chase cards to meet $313 billion of their spending needs in 2010. Through its merchant acquiring business, Chase Paymentech Solutions, CS is a global leader in payment processing and merchant acquiring.
Commercial Banking
Commercial Banking (“CB”) delivers extensive industry knowledge, local expertise and dedicated service to nearly 24,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and nearly 35,000 real estate investors/owners. CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
Treasury & Securities Services
Treasury & Securities Services (“TSS”) is a global leader in transaction, investment and information services. TSS is one of the world’s largest cash management providers and a leading global custodian. Treasury Services (“TS”) provides cash management, trade, wholesale card and liquidity products and services to small- and mid-sized companies, multinational corporations, financial institutions and government entities. TS partners with IB, CB, RFS and Asset Management businesses to serve clients firmwide. Certain TS revenue is included in other segments’ results. Worldwide Securities Services holds, values, clears and services securities, cash and alternative investments for investors and broker-dealers, and manages depositary receipt programs globally.
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

54	JPMorgan Chase & Co. / 2010 Annual Report

EXECUTIVE OVERVIEW

This executive overview of MD&A highlights selected information and may not contain all of the information that is important to readers of this Annual Report. For a complete description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks, and the critical accounting estimates, affecting the Firm and its various lines of business, this Annual Report should be read in its entirety.
Economic environment
The business environment in 2010 continued to improve, as signs of growth and stability returned to both the global capital markets and the U.S. economy. The year began with a continuation of the trends seen at the end of 2009: although unemployment had reached 10%, its highest level since 1983, signs were emerging that deterioration in the labor markets was abating and economic activity was beginning to expand. The housing sector also showed some signs of improvement, which was helped by a new round of home-buyer credits. Overall, during 2010, the business environment continued to improve and the U.S. economy grew, though the pace of growth was not sufficient to meaningfully affect unemployment which, at year-end 2010, stood at 9.4%. Consumer spending expanded at a moderate rate early in the year and accelerated as the year progressed, as households continued to reduce debt and increase savings. Businesses began to spend aggressively, with outlays for equipment and software expanding at a double-digit pace over the course of the year. Additionally, businesses cautiously added to payrolls in every month of the year.
Low inflation allowed the Federal Reserve to maintain its accommodative stance throughout 2010, in order to help promote the U.S. economic recovery. The Federal Reserve maintained the target range for the federal funds rate at zero to one-quarter percent and continued to indicate that economic conditions were likely to warrant a low federal funds rate for an extended period.
The U.S. and global economic recovery paused briefly during the second quarter of 2010 as concerns arose that European countries would have to take measures to address their worsening fiscal positions. Equity markets fell sharply, and bond yields tumbled. Concerns about the developed economies, particularly in Europe, persisted throughout 2010 and have continued into 2011. However, fears that the U.S. recovery was faltering proved unfounded, and the U.S. economy continued to grow over the second half of the year. At the same time, growth in the emerging economies remained robust. During the fourth quarter, the Federal Reserve announced a program to purchase longer-term Treasury securities through 2011 in order to restrain interest rates and boost the economy. These developments, combined with record U.S. corporate profit margins and rapid international growth, continued to support stock markets as financial market conditions improved and risk spreads continued to narrow.
Financial performance of JPMorgan Chase

Year ended December 31,
(in millions, except per share data and ratios)	2010	2009	Change

Selected income statement data
Total net revenue	$102,694	$100,434	2%
Total noninterest expense	61,196	52,352	17
Pre-provision profit	41,498	48,082	(14)
Provision for credit losses	16,639	32,015	(48)
Income before extraordinary gain	17,370	11,652	49
Extraordinary gain	—	76	NM
Net income	17,370	11,728	48

Diluted earnings per share
Income before extraordinary gain	$3.96	$2.24	77
Net income	3.96	2.26	75
Return on common equity
Income before extraordinary gain	10%	6%
Net income	10	6
Capital ratios
Tier 1 capital	12.1	11.1
Tier 1 common capital	9.8	8.8

Business overview
Against the backdrop of the improvement in the business environment during the year, JPMorgan Chase reported full-year 2010 record net income of $17.4 billion, or $3.96 per share, on net revenue of $102.7 billion. Net income was up 48% compared with net income of $11.7 billion, or $2.26 per share, in 2009. Return on common equity was 10% for the year, compared with 6% for the prior year.
The increase in net income for 2010 was driven by a lower provision for credit losses and higher net revenue, partially offset by higher noninterest expense. The lower provision for credit losses reflected improvements in both the consumer and wholesale provisions. The increase in net revenue was due predominantly to higher securities gains in the Corporate/Private Equity segment, increased other income and increased principal transactions revenue, partially offset by lower credit card income. The increase in noninterest expense was largely due to higher litigation expense.
JPMorgan Chase benefited from an improvement in the credit environment during 2010. Compared with 2009, delinquency trends were more favorable and estimated losses were lower in the consumer businesses, although they remained at elevated levels. The credit quality of the commercial and industrial loan portfolio across the Firm’s wholesale businesses improved. In addition, for the year, net charge-offs were lower across all businesses, though the level of net charge-offs in the Firm’s mortgage portfolio remained very high and continued to be a significant drag on returns. These positive credit trends resulted in reductions in the allowance for credit losses in Card Services, the loan portfolio in Retail Financial Services (excluding purchased credit-impaired loans), and in the Investment Bank and Commercial Banking. Nevertheless, the allowance for loan losses associated with the Washington Mutual purchased credit-impaired loan portfolio in

JPMorgan Chase & Co. / 2010 Annual Report	55

Management’s discussion and analysis

Retail Financial Services increased, reflecting an increase in estimated future credit losses largely related to home equity, and, to a lesser extent, option ARM loans. Total firmwide credit reserves at December 31, 2010, were $33.0 billion, resulting in a firmwide loan loss coverage ratio of 4.5% of total loans.
Strong client relationships and continued investments for growth resulted in good results across most of the Firm’s businesses, including record revenue and net income in Commercial Banking, record revenue in Asset Management and solid results across most other businesses. For the year, the Investment Bank ranked #1 for Global Investment Banking Fees; Retail Financial Services added more than 150 new branches and 5,000 salespeople, and opened more than 1.5 million net new checking accounts; Card Services rolled out new products and opened 11.3 million new accounts; Treasury & Securities Services grew assets under custody to $16.1 trillion; and Asset Management reported record long-term AUM net inflows of $69 billion.
The Firm also continued to strengthen its balance sheet during 2010, ending the year with a Tier 1 Common ratio of 9.8% and a Tier 1 Capital ratio of 12.1%. Total stockholders’ equity at December 31, 2010, was $176.1 billion.
Throughout 2010, JPMorgan Chase continued to support the economic recovery by providing capital, financing and liquidity to its clients in the U.S. and around the world. During the year, the Firm loaned or raised capital of more than $1.4 trillion for its clients, which included more than $10 billion of credit provided to more than 250,000 small businesses in the U.S., an increase of more than 50% over 2009. JPMorgan Chase also made substantial investments in the future of its businesses, including hiring more than 8,000 people in the U.S. alone. The Firm remains committed to helping homeowners and preventing foreclosures. Since the beginning of 2009, the Firm has offered 1,038,000 trial modifications to struggling homeowners. Of the 285,000 modifications that the Firm has completed, more than half were modified under Chase programs, and the remainder were offered under government-sponsored or agency programs.
Although the Firm continues to face challenges, there are signs of stability and growth returning to both the global capital markets and the U.S. economy. The Firm intends to continue to innovate and invest in the products that support and serve its clients and the communities where it does business.
The discussion that follows highlights the performance of each business segment compared with the prior year and presents results on a managed basis. Managed basis starts with the reported U.S. GAAP results and, for each line of business and the Firm as a whole, includes certain reclassifications to present total net revenue on a tax-equivalent basis. Effective January 1, 2010, the Firm adopted accounting guidance that required it to consolidate its Firm-sponsored credit card securitization trusts; as a result, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. Prior to the adoption of this accounting guidance, in 2009 and all other prior periods, U.S. GAAP results for CS and the Firm were also adjusted for certain reclassifications that assumed credit card loans that had been securitized and sold by CS remained on the Consolidated Balance Sheets. These adjustments (“managed basis”) had no impact on net income as reported by the Firm as a whole or by the lines of business. For more information about managed basis, as well as other non-GAAP financial measures used by management to evaluate the performance of each line of business, see pages 64–66 of this Annual Report.
Investment Bank net income decreased from the prior year, reflecting lower net revenue and higher noninterest expense, partially offset by a benefit from the provision for credit losses and gains of $509 million from the widening of the Firm’s credit spread on certain structured and derivative liabilities (compared with losses of $2.3 billion on the tightening of the spread on those liabilities in the prior year). The decrease in net revenue was driven by a decline in Fixed Income Markets revenue as well as lower investment banking fees. The provision for credit losses was a benefit in 2010, compared with an expense in 2009, and reflected a reduction in the allowance for loan losses, largely related to net repayments and loan sales. Noninterest expense increased, driven by higher noncompensation expense, including increased litigation reserves, as well as higher compensation expense, including the impact of the U.K. Bank Payroll Tax.
Retail Financial Services net income increased significantly from the prior year, driven by a lower provision for credit losses, partially offset by increased noninterest expense and lower net revenue. Net revenue decreased, driven by lower deposit-related fees (including the impact of the legislative changes related to non-sufficient funds and overdraft fees), and lower loan balances. These decreases were partially offset by a shift to wider-spread deposit products, and growth in debit card income and auto operating lease income. The provision for credit losses decreased from the 2009 level, reflecting improved delinquency trends and reduced net charge-offs. The provision also reflected an increase in the allowance for loan losses for the purchased credit-impaired portfolio, partially offset by a reduction in the allowance for loan losses, predominantly for the mortgage loan portfolios. Noninterest expense increased from the prior year, driven by higher default-related expense for mortgage loans serviced, and sales force increases in Business Banking and bank branches.
Card Services reported net income compared with a net loss in the prior year, as a lower provision for credit losses was partially offset by lower net revenue. The decrease in net revenue was driven by a decline in net interest income, reflecting lower average loan balances, the impact of legislative changes and a decreased level of fees. These decreases were partially offset by a decrease in revenue reversals associated with lower net charge-offs. The provision for credit losses decreased from the prior year, reflecting lower net charge-offs and a reduction in the allowance for loan losses due to lower estimated losses. The prior-year provision included an increase to the allowance for loan losses. Noninterest expense increased due to higher marketing expense.

56	JPMorgan Chase & Co. / 2010 Annual Report

Commercial Banking reported record net income, driven by a reduction in the provision for credit losses and record net revenue. The increase in net revenue was driven by growth in liability balances, wider loan spreads, higher net gains from asset sales, higher lending-related fees, an improvement in the market conditions impacting the value of investments held at fair value, and higher investment banking fees; these were largely offset by spread compression on liability products and lower loan balances. Results also included the impact of the purchase of a $3.5 billion loan portfolio during the third quarter of 2010. The provision for credit losses decreased from 2009 and reflected a reduction in the allowance for credit losses, primarily due to stabilization in the credit quality of the loan portfolio and refinements to credit loss estimates. Noninterest expense increased slightly, reflecting higher headcount-related expense.
Treasury and Securities Services net income decreased from the prior year, driven by higher noninterest expense, partially offset by a benefit from the provision for credit losses and higher net revenue. Worldwide Securities Services net revenue was relatively flat, as higher market levels and net inflows of assets under custody were offset by lower spreads in securities lending, lower volatility on foreign exchange, and lower balances on liability products. Treasury Services net revenue was relatively flat, as lower spreads on liability products were offset by higher trade loan and card product volumes. Assets under custody grew to $16.1 trillion during 2010, an 8% increase. Noninterest expense for TSS increased, driven by continued investment in new product platforms, primarily related to international expansion, and higher performance-based compensation expense.
Asset Management net income increased from the prior year on record revenue, largely offset by higher noninterest expense. The growth in net revenue was driven by the effect of higher market levels, net inflows to products with higher margins, higher loan originations, higher deposit and loan balances, and higher performance fees, partially offset by narrower deposit spreads. Assets under supervision increased 8% during 2010 driven by the effect of higher market valuations, record net inflows of $69 billion to long-term products, and inflows in custody and brokerage products, offset partially by net outflows from liquidity products. Noninterest expense increased due to higher headcount and performance-based compensation.
Corporate/Private Equity net income decreased from the prior year, driven by higher noninterest expense partially offset by higher net revenue. The increase in net revenue reflected higher securities gains, primarily associated with actions taken to reposition the Corporate investment securities portfolio in connection with managing the Firm’s structural interest rate risk, and higher private equity gains. These gains were partially offset by lower net interest income from the investment portfolio. The increase in noninterest expense was due to an increase in litigation reserves, including those for mortgage-related matters, partially offset by the absence of a $675 million FDIC special assessment in 2009.
2011 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. As noted above, these risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 157 and Risk Factors on pages 5–12 of this Annual Report.
JPMorgan Chase’s outlook for 2011 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these linked factors will affect the performance of the Firm and its lines of business. Economic and macroeconomic factors, such as market and credit trends, customer behavior, client business strategies and competition, are all expected to affect the Firm’s businesses. The outlook for RFS and CS, in particular, reflects the expected effect of current economic trends in the U.S relating to high unemployment levels and the continuing stress and uncertainty in the housing markets. The Firm’s wholesale businesses will be affected by market levels and volumes, which are volatile and quickly subject to change.
In the Mortgage Banking, Auto & Other Consumer Lending business within RFS, management expects mortgage fees and related income to be $1 billion or less for the first quarter of 2011, given the levels of mortgage interest rates and production volumes experienced year-to-date. If mortgage interest rates remain at current levels or rise in the future, loan production and margins could continue to be negatively affected resulting in lower revenue for the full year 2011. In addition, revenue could continue to be negatively affected by continued elevated levels of repurchases of mortgages previously sold, predominantly to U.S. government-sponsored entities (“GSEs”). Management estimates that realized repurchase losses could total approximately $1.2 billion in 2011. In addition, the Firm is dedicating significant resources to address, correct and enhance its mortgage loan foreclosure procedures and is cooperating with various state and federal investigations into its procedures. As a result, the Firm expects to incur additional costs and expenses in resolving these issues.
In the Real Estate Portfolios business within RFS, management believes that, based on the current outlook for delinquencies and loss severity, it is possible that total quarterly net charge-offs could be approximately $1.2 billion during 2011. Given current origination and production levels, combined with management’s current estimate of portfolio runoff levels, the residential real estate portfolio is expected to decline by approximately 10% to 15% annually for the foreseeable future. The annual reductions in the residential real estate portfolio are expected to reduce net interest income in each period, including a reduction of approximately $700 million in 2011 from the 2010 level; however, over time the reduction in net interest income is expected to be more than offset by an improvement in credit costs and lower expenses. As the portfolio continues to run off, management anticipates that approximately $1.0 billion of capital may become available for

JPMorgan Chase & Co. / 2010 Annual Report	57

Management’s discussion and analysis

redeployment each year, subject to the capital requirements associated with the remaining portfolio.
Also, in RFS, management expects noninterest expense in 2011 to remain modestly above 2010 levels, reflecting investments in new branch builds and sales force hires, as well as continued elevated servicing-, default- and foreclosed asset-related costs.
In CS, management expects end-of-period outstandings for the Chase portfolio (excluding the Washington Mutual portfolio) to continue to decline in 2011. This decline may be as much as $10 billion in the first quarter, reflecting both continued portfolio run-off and seasonal activity. The decline in the Chase portfolio is expected to bottom out in the third quarter of 2011, and by the end of 2011, outstandings in the portfolio are anticipated to be approximately $120 billion and reflect a better mix of customers. The Washington Mutual portfolio declined to approximately $14 billion at the end of 2010, from $20 billion at the end of 2009. Management estimates that the Washington Mutual portfolio could decline to $10 billion by the end of 2011. The effect of such reductions in the Chase and Washington Mutual portfolios is expected to reduce 2011 net interest income in CS by approximately $1.4 billion from the 2010 level.
The net charge-off rates for both the Chase and Washington Mutual credit card portfolios are anticipated to continue to improve. If current delinquency trends continue, the net charge-off rate for the Chase portfolio (excluding the Washington Mutual portfolio) could be below 6.5% in the first quarter of 2011.
Despite these positive economic trends, results for RFS and CS will depend on the economic environment. Although the positive economic data seen in 2010 seemed to imply that the U.S. economy was not falling back into recession, high unemployment rates and the difficult housing market have been persistent. Even as consumer lending net charge-offs and delinquencies have improved, the consumer credit portfolio remains under stress. Further declines in U.S. housing prices and increases in the unemployment rate remain possible; if this were to occur, results for both RFS and CS could be adversely affected.
In IB, TSS and AM, revenue will be affected by market levels, volumes and volatility, which will influence client flows and assets under management, supervision and custody. In addition, IB and CB results will continue to be affected by the credit environment, which will influence levels of charge-offs, repayments and provision for credit losses.
In Private Equity (within the Corporate/Private Equity segment), earnings will likely continue to be volatile and be influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues. Corporate’s net interest income levels will generally trend with the size and duration of the investment securities portfolio. Corporate net income (excluding Private Equity, and excluding merger-related items, material litigation expenses and significant nonrecurring items, if any) is anticipated to trend toward a level of approximately $300 million per quarter.
Furthermore, continued repositioning of the investment securities portfolio in Corporate could result in modest downward pressure on the Firm’s net interest margin in the first quarter of 2011.
Regarding regulatory reform, JPMorgan Chase intends to continue to work with the Firm’s regulators as they proceed with the extensive rulemaking required to implement financial reform. The Firm will continue to devote substantial resources to achieving implementation of regulatory reforms in a way that preserves the value the Firm delivers to its clients.
Management and the Firm’s Board of Directors continually evaluate ways to deploy the Firm’s strong capital base in order to enhance shareholder value. Such alternatives could include the repurchase of common stock, increasing the common stock dividend and pursuing alternative investment opportunities. Management and the Board will continue to assess and make decisions regarding these alternatives, as appropriate, over the course of the year.

58	JPMorgan Chase & Co. / 2010 Annual Report

CONSOLIDATED RESULTS OF OPERATIONS

This following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three-year period ended December 31, 2010. Factors that related primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates used by the Firm that affect the Consolidated Results of Operations, see pages 149–154 of this Annual Report.
Revenue

Year ended December 31, (in millions)	2010	2009	2008

Investment banking fees	$6,190	$7,087	$5,526
Principal transactions	10,894	9,796	(10,699)
Lending- and deposit-related fees	6,340	7,045	5,088
Asset management, administration and commissions	13,499	12,540	13,943
Securities gains	2,965	1,110	1,560
Mortgage fees and related income	3,870	3,678	3,467
Credit card income	5,891	7,110	7,419
Other income	2,044	916	2,169

Noninterest revenue	51,693	49,282	28,473
Net interest income	51,001	51,152	38,779

Total net revenue	$102,694	$100,434	$67,252

2010 compared with 2009
Total net revenue for 2010 was $102.7 billion, up by $2.3 billion, or 2%, from 2009. Results for 2010 were driven by a higher level of securities gains and private equity gains in Corporate/Private Equity, higher asset management fees in AM and administration fees in TSS, and higher other income in several businesses, partially offset by lower credit card income.
Investment banking fees decreased from 2009 due to lower equity underwriting and advisory fees, partially offset by higher debt underwriting fees. Competitive markets combined with flat industry-wide equity underwriting and completed M&A volumes, resulted in lower equity underwriting and advisory fees; while strong industry-wide loan syndication and high-yield bond volumes drove record debt underwriting fees in IB. For additional information on investment banking fees, which are primarily recorded in IB, see IB segment results on pages 69–71 of this Annual Report.
Principal transactions revenue, which consists of revenue from the Firm’s trading and private equity investing activities, increased compared with 2009. This was driven by the Private Equity business, which had significant private equity gains in 2010, compared with a small loss in 2009, reflecting improvements in market conditions. Trading revenue decreased, reflecting lower results in Corporate, offset by higher revenue in IB primarily reflecting gains from the widening of the Firm’s credit spread on certain structured and derivative liabilities. For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 69–71 and 89–
90, respectively, and Note 7 on pages 199–200 of this Annual Report.
Lending- and deposit-related fees decreased in 2010 from 2009 levels, reflecting lower deposit-related fees in RFS associated, in part, with newly-enacted legislation related to non-sufficient funds and overdraft fees; this was partially offset by higher lending-related service fees in IB, primarily from growth in business volume, and in CB, primarily from higher commitment and letter-of-credit fees. For additional information on lending- and deposit-related fees, which are mostly recorded in IB, RFS, CB and TSS, see segment results for IB on pages 69–71, RFS on pages 72–78, CB on pages 82–83 and TSS on pages 84–85 of this Annual Report.
Asset management, administration and commissions revenue increased from 2009. The increase largely reflected higher asset management fees in AM, driven by the effect of higher market levels, net inflows to products with higher margins and higher performance fees; and higher administration fees in TSS, reflecting the effects of higher market levels and net inflows of assets under custody. This increase was partially offset by lower brokerage commissions in IB, as a result of lower market volumes. For additional information on these fees and commissions, see the segment discussions for AM on pages 86–88 and TSS on pages 84–85 of this Annual Report.
Securities gains were significantly higher in 2010 compared with 2009, resulting primarily from the repositioning of the portfolio in response to changes in the interest rate environment and to rebalance exposure. For additional information on securities gains, which are mostly recorded in the Firm’s Corporate segment, see the Corporate/Private Equity segment discussion on pages 89–90 of this Annual Report.
Mortgage fees and related income increased in 2010 compared with 2009, driven by higher mortgage production revenue, reflecting increased mortgage origination volumes in RFS and AM, and wider margins, particularly in RFS. This increase was largely offset by higher repurchase losses in RFS (recorded as contra-revenue), which were attributable to higher estimated losses related to repurchase demands, predominantly from GSEs. For additional information on mortgage fees and related income, which is recorded primarily in RFS, see RFS’s Mortgage Banking, Auto & Other Consumer Lending discussion on pages 74–77 of this Annual Report. For additional information on repurchase losses, see the repurchase liability discussion on pages 98–101 and Note 30 on pages 275–280 of this Annual Report.
Credit card income decreased during 2010, predominantly due to the impact of the accounting guidance related to VIEs, effective January 1, 2010, that required the Firm to consolidate the assets and liabilities of its Firm-sponsored credit card securitization trusts. Adoption of the new guidance resulted in the elimination of all servicing fees received from Firm-sponsored credit card securitization trusts (which was offset by related increases in net

JPMorgan Chase & Co. / 2010 Annual Report	59

Management’s discussion and analysis

interest income and the provision for credit losses, and the elimination of securitization income/(losses) in other income). Lower income from other fee-based products also contributed to the decrease in credit card income. Excluding the impact of the adoption of the new accounting guidance, credit card income increased in 2010, reflecting higher customer charge volume on credit and debit cards. For a more detailed discussion of the impact of the adoption of the new accounting guidance on the Consolidated Statements of Income, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 64–66 of this Annual Report. For additional information on credit card income, see the CS and RFS segment results on pages 79–81, and pages 72–78, respectively, of this Annual Report.
Other income increased in 2010, largely due to the write-down of securitization interests during 2009 and higher auto operating lease income in RFS.
Net interest income was relatively flat in 2010 compared with 2009. The effect of lower loan balances was predominantly offset by the effect of the adoption of the new accounting guidance related to VIEs (which increased net interest income by approximately $5.8 billion in 2010). Excluding the impact of the adoption of the new accounting guidance, net interest income decreased, driven by lower average loan balances, primarily in CS, RFS and IB, reflecting the continued runoff of the credit card balances and residential real estate loans, and net repayments and loan sales; lower yields and fees on credit card receivables, reflecting the impact of legislative changes; and lower yields on securities in Corporate resulting from investment portfolio repositioning. The Firm’s average interest-earning assets were $1.7 trillion in 2010, and the net yield on those assets, on a FTE basis, was 3.06%, a decrease of 6 basis points from 2009. For a more detailed discussion of the impact of the adoption of the new accounting guidance related to VIEs on the Consolidated Statements of Income, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 64–66 of this Annual Report. For further information on the impact of the legislative changes on the Consolidated Statements of Income, see CS discussion on Credit Card Legislation on page 79 of this Annual Report.
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
Investment banking fees increased from the prior year, due to higher equity and debt underwriting fees. For a further discussion of investment banking fees, which are primarily recorded in IB, see IB segment results on pages 69–71 of this Annual Report.
Principal transactions revenue, which consists of revenue from trading and private equity investing activities, was significantly higher compared with the prior year. Trading revenue increased, driven by improved performance across most fixed income and equity products; modest net gains on legacy leveraged lending and mortgage-related positions, compared with net markdowns of $10.6 billion in the prior year; and gains on trading positions in Corporate/Private Equity, compared with losses in the prior year of $1.1 billion on markdowns of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred securities. These increases in revenue were offset partially by an aggregate loss of $2.3 billion from the tightening of the Firm’s credit spread on certain structured liabilities and derivatives, compared with gains of $2.0 billion in the prior year from widening spreads on these liabilities and derivatives. The Firm’s private equity investments produced a slight net loss in 2009, a significant improvement from a larger net loss in 2008. For a further discussion of principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 69–71 and 89–90, respectively, and Note 7 on pages 199–200 of this Annual Report.

60	JPMorgan Chase & Co. / 2010 Annual Report

Lending- and deposit-related fees rose from the prior year, predominantly reflecting the impact of the Washington Mutual transaction and organic growth in both lending- and deposit-related fees in RFS, CB, IB and TSS. For a further discussion of lending- and deposit-related fees, which are mostly recorded in RFS, TSS and CB, see the RFS segment results on pages 72–78, the TSS segment results on pages 84–85, and the CB segment results on pages 82–83 of this Annual Report.
The decline in asset management, administration and commissions revenue compared with the prior year was largely due to lower asset management fees in AM from the effect of lower market levels. Also contributing to the decrease were lower administration fees in TSS, driven by the effect of market depreciation on certain custody assets and lower securities lending balances; and lower brokerage commissions revenue in IB, predominantly related to lower transaction volume. For additional information on these fees and commissions, see the segment discussions for TSS and AM on pages 84–85 and pages 86–88, respectively, of this Annual Report.
Securities gains were lower in 2009 and included credit losses related to other-than-temporary impairment and lower gains on the sale of MasterCard shares totaling $241 million in 2009, compared with $668 million in 2008. These decreases were offset partially by higher gains from repositioning the Corporate investment securities portfolio in connection with managing the Firm’s structural interest rate risk. For a further discussion of securities gains, which are mostly recorded in Corporate/Private Equity, see the Corporate/Private Equity segment discussion on pages 89–90 of this Annual Report.
Mortgage fees and related income increased slightly from the prior year, as higher net mortgage servicing revenue was largely offset by lower production revenue. The increase in net mortgage servicing revenue was driven by growth in average third-party loans serviced as a result of the Washington Mutual transaction. Mortgage production revenue declined from the prior year, reflecting an increase in estimated losses from the repurchase of previously-sold loans, offset partially by wider margins on new originations. For a discussion of mortgage fees and related income, which is recorded primarily in RFS, see RFS’s Mortgage Banking, Auto & Other Consumer Lending discussion on pages 74–77 of this Annual Report.
Credit card income, which includes the impact of the Washington Mutual transaction, decreased slightly compared with the prior year, due to lower servicing fees earned in connection with CS securitization activities, largely as a result of higher credit losses. The decrease was partially offset by wider loan margins on securitized credit card loans; higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture; and higher interchange income. For a further discussion of credit card income, see the CS segment results on pages 79–81 of this Annual Report.
Other income decreased from the prior year, due predominantly to the absence of $1.5 billion in proceeds from the sale of Visa shares as part of its initial public offering in the first quarter of 2008; a $1.0 billion gain on the dissolution of the Chase Paymentech Solutions joint venture in the fourth quarter of 2008; and lower net securitization income in CS. These items were partially offset by a $464 million charge recognized in 2008 related to the repurchase of auction-rate securities at par; the absence of a $423 million loss incurred in the second quarter of 2008, reflecting the Firm’s 49.4% share of Bear Stearns’s losses from April 8 to May 30, 2008; and higher valuations on certain investments, including seed capital in AM.
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

JPMorgan Chase & Co. / 2010 Annual Report	61

Management’s discussion and analysis

Provision for credit losses

Year ended December 31,
(in millions)	2010	2009	2008

Wholesale	$(850)	$3,974	$3,327
Consumer, excluding credit card(a)	9,452	16,022	10,610
Credit card(a)	8,037	12,019	7,042

Total provision for credit losses	$16,639	$32,015	$20,979

(a)	Includes adjustments to the provision for credit losses recognized in the Corporate/Private Equity segment related to the Washington Mutual transaction in 2008.
2010 compared with 2009
The provision for credit losses declined by $15.4 billion compared with 2009, due to decreases in both the consumer and wholesale provisions. The decreases in the consumer provisions reflected reductions in the allowance for credit losses for mortgages and credit cards as a result of improved delinquency trends and lower estimated losses. This was partially offset by an increase in the allowance for credit losses associated with the Washington Mutual purchased credit-impaired loans portfolio, resulting from increased estimated future credit losses. The decrease in the wholesale provision in 2010 reflected a reduction in the allowance for credit losses, predominantly as a result of continued improvement in the credit quality of the commercial and industrial loan portfolio, reduced net charge-offs, and net repayments and loan sales. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see the segment discussions for RFS on pages 72–78, CS on pages 79–81, IB on pages 69–71 and CB on pages 82–83, and the Allowance for Credit Losses section on pages 139–141 of this Annual Report.
2009 compared with 2008
The provision for credit losses in 2009 rose by $11.0 billion compared with the prior year, predominantly due to a significant increase in the consumer provision. The prior year included a $1.5 billion charge to conform Washington Mutual’s allowance for loan losses, which affected both the consumer and wholesale portfolios. For the purpose of the following analysis, this charge is excluded. The consumer provision reflected additions to the allowance for loan losses for the home equity, mortgage and credit card portfolios, as weak economic conditions, housing price declines and higher unemployment rates continued to drive higher estimated losses for these portfolios. Included in the 2009 addition to the allowance for loan losses was a $1.6 billion provision related to estimated deterioration in the Washington Mutual purchased credit-impaired portfolio. The wholesale provision increased from the prior year, reflecting continued weakness in the credit environment in 2009 compared with the prior year. For a more detailed discussion of the loan portfolio and the allowance for loan losses, see the segment discussions for RFS on pages 72–78, CS on pages 79–81, IB on pages 69–71 and CB on pages 82–83, and the Allowance for Credit Losses section on pages 139–141 of this Annual Report.
Noninterest expense

Year ended December 31,
(in millions)	2010	2009	2008

Compensation expense(a)	$28,124	$26,928	$22,746
Noncompensation expense:
Occupancy expense	3,681	3,666	3,038
Technology, communications and equipment	4,684	4,624	4,315
Professional and outside services	6,767	6,232	6,053
Marketing	2,446	1,777	1,913
Other expense(b)(c)(d)	14,558	7,594	3,740
Amortization of intangibles	936	1,050	1,263

Total noncompensation expense	33,072	24,943	20,322
Merger costs	—	481	432

Total noninterest expense	$61,196	$52,352	$43,500

(a)	Expense for 2010 included a payroll tax expense related to the U.K. Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees.

(b)	In 2010, 2009 and 2008, included litigation expense of $7.4 billion, $161 million and a net benefit of $781 million, respectively.

(c)	In 2010, 2009 and 2008, included foreclosed property expense of $1.0 billion, $1.4 billion and $213 million, respectively. For additional information regarding foreclosed property, see Note 11 on page 213 of this Annual Report.

(d)	Expense for 2009 included a $675 million FDIC special assessment.
2010 compared with 2009
Total noninterest expense for 2010 was $61.2 billion, up by $8.8 billion, or 17%, from 2009. The increase was driven by higher noncompensation expense, largely due to higher litigation expense, and the effect of investments in the businesses.
Compensation expense increased from the prior year, predominantly due to higher salary expense related to investments in the businesses, including additional sales staff in RFS and client advisors in AM, and the impact of the U.K. Bank Payroll Tax.
In addition to the aforementioned higher litigation expense, which was largely for mortgage-related matters in Corporate and IB, the increase in noncompensation expense was driven by higher marketing expense in CS; higher professional services expense, due to continued investments in new product platforms in the businesses, including those related to international expansion; higher default-related expense, including costs associated with foreclosure affidavit-related suspensions (recorded in other expense), for the serviced portfolio in RFS; and higher brokerage, clearing and exchange transaction processing expense in IB. Partially offsetting these increases was the absence of a $675 million FDIC special assessment recognized in 2009. For a further discussion of litigation expense, see the Litigation reserve discussion in Note 32 pages 282–289 of this Annual Report. For a discussion of amortization of intangibles, refer to Note 17 on pages 260–263 of this Annual Report.
There were no merger costs recorded in 2010, compared with merger costs of $481 million in 2009. For additional information on merger costs, refer to Note 11 on page 213 of this Annual Report.

62	JPMorgan Chase & Co. / 2010 Annual Report

2009 compared with 2008
Total noninterest expense was $52.4 billion, up by $8.9 billion, or 20%, from the prior year. The increase was driven by the impact of the Washington Mutual transaction, higher performance-based compensation expense, higher FDIC-related costs, and increased mortgage servicing and default-related expense. These items were offset partially by lower headcount-related expense, including salary and benefits but excluding performance-based incentives, and other noncompensation costs related to employees.
Compensation expense increased in 2009 compared with the prior year, reflecting higher performance-based incentives, as well as the impact of the Washington Mutual transaction. Excluding these two items, compensation expense decreased as a result of a reduction in headcount, particularly in the wholesale businesses and in Corporate.
Noncompensation expense increased from the prior year, due predominantly to the following: the impact of the Washington Mutual transaction; higher ongoing FDIC insurance premiums and an FDIC special assessment of $675 million recognized in the second quarter of 2009; higher mortgage servicing and default-related expense, which included an increase in foreclosed property expense of $1.2 billion; higher litigation costs; and the effect of the dissolution of the Chase Paymentech Solutions joint venture. These increases were partially offset by lower headcount-related expense, particularly in IB, TSS and AM; a decrease in amortization of intangibles, predominantly related to purchased credit card relationships; lower mortgage reinsurance losses; and a decrease in credit card marketing expense. For a discussion of amortization of intangibles, refer to Note 17 on pages 260–263 of this Annual Report.
For information on merger costs, refer to Note 11 on page 213 of this Annual Report.
Income tax expense

Year ended December 31,
(in millions, except rate)	2010	2009	2008

Income before income tax expense/ (benefit) and extraordinary gain	$24,859	$16,067	$2,773
Income tax expense/(benefit)	7,489	4,415	(926)
Effective tax rate	30.1%	27.5%	(33.4)%

2010 compared with 2009
The increase in the effective tax rate compared with the prior year was primarily the result of higher reported pretax book income, as well as changes in the proportion of income subject to U.S. federal and state and local taxes. These increases were partially offset by increased benefits associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely, as well as tax benefits recognized upon the resolution of tax audits in 2010. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 149–154 and Note 27 on pages 271–273 of this Annual Report.
2009 compared with 2008
The change in the effective tax rate compared with the prior year was primarily the result of higher reported pretax income and changes in the proportion of income subject to U.S. federal, state and local taxes. Benefits related to tax-exempt income, business tax credits and tax audit settlements increased in 2009 relative to 2008; however, the impact of these items on the effective tax rate was reduced by the significantly higher level of pretax income in 2009. In addition, 2008 reflected the realization of benefits of $1.1 billion from the release of deferred tax liabilities associated with the undistributed earnings of certain non-U.S. subsidiaries that were deemed to be reinvested indefinitely.
Extraordinary gain
On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. This transaction was accounted for under the purchase method of accounting for business combinations. The adjusted net asset value of the banking operations after purchase accounting adjustments was higher than the consideration paid by JPMorgan Chase, resulting in an extraordinary gain. The preliminary gain recognized in 2008 was $1.9 billion. In the third quarter of 2009, the Firm recognized an additional $76 million extraordinary gain associated with the final purchase accounting adjustments for the acquisition. For a further discussion of the Washington Mutual transaction, see Note 2 on pages 166–170 of the Firm’s 2009 Annual Report.

JPMorgan Chase & Co. / 2010 Annual Report	63

Management’s discussion and analysis
EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES

The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 160–163 of this Annual Report. That presentation, which is referred to as “reported basis,” provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
Prior to January 1, 2010, the Firm’s managed-basis presentation also included certain reclassification adjustments that assumed credit card loans securitized by CS remained on the balance sheet. Effective January 1, 2010, the Firm adopted accounting guidance that required the Firm to consolidate its Firm-sponsored credit card securitization trusts. The income, expense and credit costs associated with these securitization activities are now recorded in the 2010 Consolidated Statements of Income in the same classifications that were previously used to report such items on a managed basis. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For additional information on the accounting guidance, see Note 16 on pages 244–259 of this Annual Report.
The presentation in 2009 and 2008 of CS results on a managed basis assumed that credit card loans that had been securitized and sold in accordance with U.S. GAAP remained on the Consolidated Balance

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.
(Table continues on next page)

	2010				2009
			Fully				Fully
Year ended December 31,			tax-				tax-
(in millions, except	Reported		equivalent	Managed	Reported		equivalent	Managed
per share and ratio data)	results	Credit card(c)	adjustments	basis	results	Credit card(c)	adjustments	basis

Revenue
Investment banking fees	$6,190	NA	$—	$6,190	$7,087	$—	$—	$7,087
Principal transactions	10,894	NA	—	10,894	9,796	—	—	9,796
Lending- and deposit-related fees	6,340	NA	—	6,340	7,045	—	—	7,045
Asset management, administration and commissions	13,499	NA	—	13,499	12,540	—	—	12,540
Securities gains	2,965	NA	—	2,965	1,110	—	—	1,110
Mortgage fees and related income	3,870	NA	—	3,870	3,678	—	—	3,678
Credit card income	5,891	NA	—	5,891	7,110	(1,494)	—	5,616
Other income	2,044	NA	1,745	3,789	916	—	1,440	2,356

Noninterest revenue	51,693	NA	1,745	53,438	49,282	(1,494)	1,440	49,228
Net interest income	51,001	NA	403	51,404	51,152	7,937	330	59,419

Total net revenue	102,694	NA	2,148	104,842	100,434	6,443	1,770	108,647
Noninterest expense	61,196	NA	—	61,196	52,352	—	—	52,352

Pre-provision profit	41,498	NA	2,148	43,646	48,082	6,443	1,770	56,295
Provision for credit losses	16,639	NA	—	16,639	32,015	6,443	—	38,458
Provision for credit losses – accounting conformity(a)	—	NA	—	—	—	—	—	—

Income before income tax expense/ (benefit) and extraordinary gain	24,859	NA	2,148	27,007	16,067	—	1,770	17,837
Income tax expense/(benefit)	7,489	NA	2,148	9,637	4,415	—	1,770	6,185

Income before extraordinary gain	17,370	NA	—	17,370	11,652	—	—	11,652
Extraordinary gain	—	NA	—	—	76	—	—	76

Net income	$17,370	NA	$—	$17,370	$11,728	$—	$—	$11,728

Diluted earnings per share(b)	$3.96	NA	$—	$3.96	$2.24	$—	$—	$2.24
Return on assets(b)	0.85%	NA	NM	0.85%	0.58%	NM	NM	0.55%
Overhead ratio	60	NA	NM	58	52	NM	NM	48

Loans – period-end	$692,927	NA	$—	$692,927	$633,458	$84,626	$—	$718,084
Total assets – average	2,053,251	NA	—	2,053,251	2,024,201	82,233	—	2,106,434

(a)	2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.

(b)	Based on income before extraordinary gain.

(c)	See pages 79–81 of this Annual Report for a discussion of the effect of credit card securitizations on CS results.

NA: Not applicable

64	JPMorgan Chase & Co. / 2010 Annual Report

Sheets, and that the earnings on the securitized loans were classified in the same manner as the earnings on retained loans recorded on the Consolidated Balance Sheets. JPMorgan Chase had used this managed-basis information to evaluate the credit performance and overall financial performance of the entire managed credit card portfolio. Operations were funded and decisions were made about allocating resources, such as employees and capital, based on managed financial information. In addition, the same underwriting standards and ongoing risk monitoring are used for both loans on the Consolidated Balance Sheets and securitized loans. Although securitizations result in the sale of credit card receivables to a trust, JPMorgan Chase retains the ongoing customer relationships, as the customers may continue to use their credit cards; accordingly, the customer’s credit performance affects both the securitized loans and the loans retained on the Consolidated Balance Sheets. JPMorgan Chase believed that this managed-basis information was useful to investors, as it enabled them to understand both the credit risks associated with the loans reported on the Consolidated Balance Sheets and the Firm’s retained interests in securitized loans. For a reconciliation of 2009 and 2008 reported to managed basis results for CS, see CS segment results on pages 79–81 of this Annual
(Table continued from previous page)

2008

		Fully
Reported		tax-equivalent	Managed
results	Credit card(c)	adjustments	basis

$5,526	$—	$—	$5,526
(10,699)	—	—	(10,699)

5,088	—	—	5,088

13,943	—	—	13,943
1,560	—	—	1,560

3,467	—	—	3,467
7,419	(3,333)	—	4,086
2,169	—	1,329	3,498

28,473	(3,333)	1,329	26,469
38,779	6,945	579	46,303

67,252	3,612	1,908	72,772
43,500	—	—	43,500

23,752	3,612	1,908	29,272
19,445	3,612	—	23,057

1,534	—	—	1,534

2,773	—	1,908	4,681
(926)	—	1,908	982

3,699	—	—	3,699
1,906	—	—	1,906

$5,605	$—	$—	$5,605

$0.81	$—	$—	$0.81
0.21%	NM	NM	0.20%
65	NM	NM	60

$744,898	$85,571	$—	$830,469
1,791,617	76,904	—	1,868,521

Report. For information regarding the securitization process, and loans and residual interests sold and securitized, see Note 16 on pages 244–259 of this Annual Report.
Tangible common equity (“TCE”) represents common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less identifiable intangible assets (other than mortgage servicing rights (“MSRs”)) and goodwill, net of related deferred tax liabilities. ROTCE, a non-GAAP financial ratio, measures the Firm’s earnings as a percentage of TCE and is, in management’s view, a meaningful measure to assess the Firm’s use of equity.
Management also uses certain non-GAAP financial measures at the business-segment level, because it believes these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and, therefore, facilitate a comparison of the business segment with the performance of its competitors. Non-GAAP financial measures used by the Firm may not be comparable to similarly named non-GAAP financial measures used by other companies.

Calculation of certain U.S. GAAP and non-GAAP metrics
The table below reflects the formulas used to calculate both the following U.S. GAAP and non-GAAP measures.
Return on common equity
Net income* / Average common stockholders’ equity
Return on tangible common equity(d)
Net income* / Average tangible common equity
Return on assets
Reported net income / Total average assets
Managed net income / Total average managed assets(e)
(including average securitized credit card receivables)
Overhead ratio
Total noninterest expense / Total net revenue
*	Represents net income applicable to common equity

(d)	The Firm uses ROTCE, a non-GAAP financial measure, to evaluate its use of equity and to facilitate comparisons with competitors. Refer to the following page for the calculation of average tangible common equity.

(e)	The Firm uses return on managed assets, a non-GAAP financial measure, to evaluate the overall performance of the managed credit card portfolio, including securitized credit card loans.

JPMorgan Chase & Co. / 2010 Annual Report	65

Management’s discussion and analysis

Average tangible common equity

Year ended December 31, (in millions)	2010	2009	2008

Common stockholders’ equity	$161,520	$145,903	$129,116
Less: Goodwill	48,618	48,254	46,068
Less: Certain identifiable intangible assets	4,178	5,095	5,779
Add: Deferred tax liabilities(a)	2,587	2,547	2,369

Tangible Common Equity	$111,311	$95,101	$79,638

(a)	Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.
Impact of TARP preferred stock issued to the U.S. Treasury
The calculation of 2009 net income applicable to common equity included a one-time, noncash reduction of $1.1 billion resulting from the repayment of TARP preferred capital. Excluding this reduction, ROE would have been 7% for 2009. The Firm views adjusted ROE, a non-GAAP financial measure, as meaningful because it enables the comparability to prior periods.

Year ended December 31, 2009		Excluding the
(in millions, except ratios)	As reported	TARP redemption

Return on equity
Net income	$11,728	$11,728
Less: Preferred stock dividends	1,327	1,327
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	—

Net income applicable to common equity	9,289	10,401

Average common stockholders’ equity	$145,903	$145,903

ROE	6%	7%

In addition, the calculated net income applicable to common equity for the year ended December 31, 2009, was also affected by the TARP repayment. The following table presents the effect on net income applicable to common stockholders and the $0.27 reduction to diluted earnings per share (“EPS”) for the year ended December 31, 2009.

Year ended December 31, 2009		Effect of
(in millions, except per share)	As reported	TARP redemption

Diluted earnings per share
Net income	$11,728	$—
Less: Preferred stock dividends	1,327	—
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	1,112	1,112

Net income applicable to common equity	9,289	(1,112)
Less: Dividends and undistributed earnings allocated to participating securities	515	(62)

Net income applicable to common stockholders	8,774	(1,050)

Total weighted average diluted shares outstanding	3,879.7	3,879.7

Net income per share	$2.26	$(0.27)

Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding home lending purchased credit-impaired loans and loans held by the Washington Mutual Master Trust (“WMMT”). For a further discussion of this credit metric, see Allowance for Credit Losses on pages 139—141 of this Annual Report.

66	JPMorgan Chase & Co. / 2010 Annual Report

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
Funds transfer pricing
Funds transfer pricing is used to allocate interest income and expense to each business and transfer the primary interest rate risk exposures to the Treasury group within the Corporate/Private Equity business segment. The allocation process is unique to each business segment and considers the interest rate risk, liquidity risk and regulatory requirements of that segment’s stand-alone peers. This process is overseen by senior management and reviewed by the Firm’s Asset-Liability Committee (“ALCO”). Business segments may be permitted to retain certain interest rate exposures subject to management approval.

JPMorgan Chase & Co. / 2010 Annual Report	67

Management’s discussion and analysis

Capital allocation
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2010, the Firm enhanced its line-of-business equity framework to better align equity assigned to each line of business as a result of the changes anticipated to occur in the business, and in the competitive and regulatory landscape. The lines of business are now capitalized based on the Tier 1 common standard, rather than the Tier 1 capital standard. For a further discussion of the changes, see Capital Management – Line of business equity on page 105 of this Annual Report.
Expense allocation
Where business segments use services provided by support units within the Firm, the costs of those support units are allocated to the business segments. The expense is allocated based on their actual cost or the lower of actual cost or market, as well as upon usage of the services provided. In contrast, certain other expense related to certain corporate functions, or to certain technology and operations, are not allocated to the business segments and are retained in Corporate. Retained expense includes: parent company costs that would not be incurred if the segments were stand-alone businesses; adjustments to align certain corporate staff, technology and operations allocations with market prices; and other one-time items not aligned with a particular business segment.

Segment results – Managed basis(a)
The following table summarizes the business segment results for the periods indicated.

Year ended December 31,	Total net revenue			Noninterest expense
(in millions)	2010	2009	2008	2010	2009	2008

Investment Bank(b)	$26,217	$28,109	$12,335	$17,265	$15,401	$13,844
Retail Financial Services	31,756	32,692	23,520	17,864	16,748	12,077
Card Services	17,163	20,304	16,474	5,797	5,381	5,140
Commercial Banking	6,040	5,720	4,777	2,199	2,176	1,946
Treasury & Securities Services	7,381	7,344	8,134	5,604	5,278	5,223
Asset Management	8,984	7,965	7,584	6,112	5,473	5,298
Corporate/Private Equity(b)	7,301	6,513	(52)	6,355	1,895	(28)

Total	$104,842	$108,647	$72,772	$61,196	$52,352	$43,500

Year ended December 31,	Pre-provision profit(d)			Provision for credit losses
(in millions)	2010	2009	2008	2010	2009	2008

Investment Bank(b)	$8,952	$12,708	$(1,509)	$(1,200)	$2,279	$2,015
Retail Financial Services	13,892	15,944	11,443	9,452	15,940	9,905
Card Services	11,366	14,923	11,334	8,037	18,462	10,059
Commercial Banking	3,841	3,544	2,831	297	1,454	464
Treasury & Securities Services	1,777	2,066	2,911	(47)	55	82
Asset Management	2,872	2,492	2,286	86	188	85
Corporate/Private Equity(b)	946	4,618	(24)	14	80	1,981

Total	$43,646	$56,295	$29,272	$16,639	$38,458	$24,591

Year ended December 31,	Net income/(loss)			Return on equity
(in millions)	2010	2009	2008	2010	2009	2008

Investment Bank(b)	$6,639	$6,899	$(1,175)	17%	21%	(5)%
Retail Financial Services	2,526	97	880	9	—	5
Card Services	2,074	(2,225)	780	14	(15)	5
Commercial Banking	2,084	1,271	1,439	26	16	20
Treasury & Securities Services	1,079	1,226	1,767	17	25	47
Asset Management	1,710	1,430	1,357	26	20	24
Corporate/Private Equity(b)(c)	1,258	3,030	557	NM	NM	NM

Total	$17,370	$11,728	$5,605	10%	6%	4%

(a)	Represents reported results on a tax-equivalent basis. The managed basis also assumes that credit card loans in Firm-sponsored credit card securitization trusts remained on the balance sheet for 2009 and 2008. Firm-sponsored credit card securitizations were consolidated at their carrying values on January 1, 2010, under the accounting guidance related to VIEs.

(b)	IB reports its credit reimbursement from TSS as a component of its total net revenue, whereas TSS reports its credit reimbursement to IB as a separate line item on its income statement (not part of total net revenue). Corporate/Private Equity includes an adjustment to offset IB’s inclusion of the credit reimbursement in total net revenue.

(c)	Net income included an extraordinary gain of $76 million and $1.9 billion related to the Washington Mutual transaction for 2009 and 2008, respectively.

(d)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

68	JPMorgan Chase & Co. / 2010 Annual Report

INVESTMENT BANK

J.P. Morgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The clients of IB are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, prime brokerage, and research.
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2010	2009	2008(e)

Revenue
Investment banking fees	$6,186	$7,169	$5,907
Principal transactions(a)	8,454	8,154	(7,042)
Lending- and deposit-related fees	819	664	463
Asset management, administration and commissions	2,413	2,650	3,064
All other income(b)	381	(115)	(341)

Noninterest revenue	18,253	18,522	2,051
Net interest income	7,964	9,587	10,284

Total net revenue(c)	26,217	28,109	12,335
Provision for credit losses	(1,200)	2,279	2,015
Noninterest expense
Compensation expense	9,727	9,334	7,701
Noncompensation expense	7,538	6,067	6,143

Total noninterest expense	17,265	15,401	13,844

Income/(loss) before income tax expense/(benefit)	10,152	10,429	(3,524)
Income tax expense/(benefit)(d)	3,513	3,530	(2,349)

Net income/(loss)	$6,639	$6,899	$(1,175)

Financial ratios
ROE	17%	21%	(5)%
ROA	0.91	0.99	(0.14)
Overhead ratio	66	55	112
Compensation expense as % of total net revenue(f)	37	33	62

(a)	The 2009 results reflect modest net gains on legacy leveraged lending and mortgage-related positions, compared with net markdowns of $10.6 billion in 2008.

(b)	TSS was charged a credit reimbursement related to certain exposures managed within IB’s credit portfolio on behalf of clients shared with TSS. IB recognizes this credit reimbursement in its credit portfolio business in all other income.

(c)	Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments as well as tax-exempt income from municipal bond investments of $1.7 billion, $1.4 billion and $1.7 billion for 2010, 2009 and 2008, respectively.

(d)	The income tax benefit in 2008 includes the result of reduced deferred tax liabilities on overseas earnings.

(e)	Results for 2008 include seven months of the combined Firm’s (JPMorgan Chase & Co.’s and Bear Stearns’) results and five months of heritage JPMorgan Chase results.

(f)	The compensation expense as a percentage of total net revenue ratio includes the impact of the U.K. Bank Payroll Tax on certain compensation awarded from December 9, 2009 to April 5, 2010 to relevant banking employees. For comparability to prior periods, IB excludes the impact of the U.K. Bank Payroll Tax expense, which results in a compensation expense as a percentage of total net revenue for 2010 of 35%, which is a non-GAAP financial measure.
The following table provides IB’s total net revenue by business segment.

Year ended December 31,
(in millions)	2010	2009	2008(e)

Revenue by business
Investment banking fees:
Advisory	$1,469	$1,867	$2,008
Equity underwriting	1,589	2,641	1,749
Debt underwriting	3,128	2,661	2,150

Total investment banking fees	6,186	7,169	5,907
Fixed income markets(a)	15,025	17,564	1,957
Equity markets(b)	4,763	4,393	3,611
Credit portfolio(c)(d)	243	(1,017)	860

Total net revenue	$26,217	$28,109	$12,335

Revenue by region(d)
Americas	$15,189	$15,156	$2,610
Europe/Middle East/Africa	7,405	9,790	7,710
Asia/Pacific	3,623	3,163	2,015

Total net revenue	$26,217	$28,109	$12,335

(a)	Fixed income markets primarily include revenue related to market-making across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets.

(b)	Equities markets primarily include revenue related to market-making across global equity products, including cash instruments, derivatives, convertibles and prime services.

(c)	Credit portfolio revenue includes net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities. See pages 116–118 of the Credit Risk Management section of this Annual Report for further discussion.

(d)	TSS was charged a credit reimbursement related to certain exposures managed within IB’s credit portfolio on behalf of clients shared with TSS. IB recognizes this credit reimbursement in its credit portfolio business in all other income.

(e)	Results for 2008 include seven months of the combined Firm’s (JPMorgan Chase & Co.’s and Bear Stearns’) results and five months of heritage JPMorgan Chase & Co. results.
2010 compared with 2009
Net income was $6.6 billion, down 4% compared with the prior year. These results primarily reflected lower net revenue as well as higher noninterest expense, largely offset by a benefit from the provision for credit losses, compared with an expense in the prior year.
Net revenue was $26.2 billion, compared with $28.1 billion in the prior year. Investment banking fees were $6.2 billion, down 14% from the prior year; these consisted of record debt underwriting fees of $3.1 billion (up 18%), equity underwriting fees of $1.6 billion (down 40%), and advisory fees of $1.5 billion (down 21%). Fixed Income Markets revenue was $15.0 billion, compared with $17.6 billion in the prior year. The decrease from the prior year largely reflected lower results in rates and credit markets, partially offset by gains of $287 million from the widening of the Firm’s credit spread on certain structured liabilities, compared with losses of $1.1 billion in the prior year. Equity Markets revenue was $4.8 billion, compared with $4.4 billion in the prior year, reflecting solid client revenue, as well as gains of $181 million from the widening of the Firm’s credit spread on certain structured liabilities, compared with losses of $596 million in the prior year. Credit Portfolio revenue was $243 million, primarily reflecting net interest income and fees on loans, partially offset by the negative impact of

JPMorgan Chase & Co. / 2010 Annual Report	69

Management’s discussion and analysis

credit spreads on derivative assets and mark-to-market losses on hedges of retained loans.
The provision for credit losses was a benefit of $1.2 billion, compared with an expense of $2.3 billion in the prior year. The current-year provision reflected a reduction in the allowance for loan losses, largely related to net repayments and loan sales. Net charge-offs were $735 million, compared with $1.9 billion in the prior year.
Noninterest expense was $17.3 billion, up $1.9 billion from the prior year, driven by higher noncompensation expense, which included increased litigation reserves, and higher compensation expense which included the impact of the U.K. Bank Payroll Tax.
Return on Equity was 17% on $40.0 billion of average allocated capital.
2009 compared with 2008
Net income was $6.9 billion, compared with a net loss of $1.2 billion in the prior year. These results reflected significantly higher total net revenue, partially offset by higher noninterest expense and a higher provision for credit losses.
Total net revenue was $28.1 billion, compared with $12.3 billion in the prior year. Investment banking fees were up 21% to $7.2 billion, consisting of debt underwriting fees of $2.7 billion (up 24%), equity underwriting fees of $2.6 billion (up 51%), and advisory fees of $1.9 billion (down 7%). Fixed Income Markets revenue was $17.6 billion, compared with $2.0 billion in the prior year, reflecting improved performance across most products and modest net gains on legacy leveraged lending and mortgage-related positions, compared with net markdowns of $10.6 billion in the prior year. Equity Markets revenue was $4.4 billion, up 22% from the prior year, driven by strong client revenue across products, particularly prime services, and improved trading results. Fixed Income and Equity Markets results also included losses of $1.7 billion from the tightening of the Firm’s credit spread on certain structured liabilities, compared with gains of $1.2 billion in the prior year. Credit Portfolio revenue was a loss of $1.0 billion versus a gain of $860 million in the prior year, driven by mark-to-market losses on hedges of retained loans compared with gains in the prior year, partially offset by the positive net impact of credit spreads on derivative assets and liabilities.
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
Selected metrics

As of or for the year ended December 31,
(in millions, except headcount)	2010	2009	2008

Selected balance sheet data (period-end)
Loans:(a)
Loans retained(b)	$53,145	$45,544	$71,357
Loans held-for-sale and loans at fair value	3,746	3,567	13,660

Total loans	56,891	49,111	85,017
Equity	40,000	33,000	33,000

Selected balance sheet data (average)
Total assets	$731,801	$699,039	$832,729
Trading assets – debt and equity instruments	307,061	273,624	350,812
Trading assets – derivative receivables	70,289	96,042	112,337
Loans: (a)
Loans retained(b)	54,402	62,722	73,108
Loans held-for-sale and loans at fair value	3,215	7,589	18,502

Total loans	57,617	70,311	91,610

Adjusted assets(c)	540,449	538,724	679,780
Equity	40,000	33,000	26,098

Headcount	26,314	24,654	27,938

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its Firm-administered multi-seller conduits. As a result, $15.1 billion of related loans were recorded in loans on the Consolidated Balance Sheets.

(b)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans held-for-sale and loans at fair value.

(c)	Adjusted assets, a non-GAAP financial measure, equals total assets minus (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of variable interest entities (“VIEs”); (3) cash and securities segregated and on deposit for regulatory and other purposes; (4) goodwill and intangibles; (5) securities received as collateral; and (6) investments purchased under the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML Facility”). The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

70	JPMorgan Chase & Co. / 2010 Annual Report

Selected metrics

As of or for the year ended December 31,
(in millions, except ratios)	2010	2009	2008

Credit data and quality statistics
Net charge-offs	$735	$1,904	$105
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	3,159	3,196	1,143
Nonaccrual loans held-for-sale and loans at fair value	460	308	32

Total nonperforming loans	3,619	3,504	1,175
Derivative receivables	34	529	1,079
Assets acquired in loan satisfactions	117	203	247

Total nonperforming assets	3,770	4,236	2,501
Allowance for credit losses:
Allowance for loan losses	1,863	3,756	3,444
Allowance for lending-related commitments	447	485	360

Total allowance for credit losses	2,310	4,241	3,804
Net charge-off rate(a)(c)	1.35%	3.04%	0.14%
Allowance for loan losses to period-end loans retained(a)(c)	3.51	8.25	4.83
Allowance for loan losses to average loans retained(a)(c)(d)	3.42	5.99	4.71 (i)
Allowance for loan losses to nonaccrual loans retained(a)(b)(c)	59	118	301
Nonaccrual loans to total period-end loans	6.36	7.13	1.38
Nonaccrual loans to average loans	6.28	4.98	1.28
Market risk–average trading and credit portfolio VaR – 95% confidence level(e)
Trading activities:
Fixed income	$65	$160	$162
Foreign exchange	11	18	23
Equities	22	47	47
Commodities and other	16	20	23
Diversification(f)	(43)	(91)	(88)

Total trading VaR(g)	71	154	167
Credit portfolio VaR(h)	26	52	45
Diversification(f)	(10)	(42)	(36)

Total trading and credit portfolio VaR	$87	$164	$176

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans held-for-sale and loans accounted for at fair value.

(b)	Allowance for loan losses of $1.1 billion, $1.3 billion and $430 million were held against these nonaccrual loans at December 31, 2010, 2009 and 2008, respectively.

(c)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.

(d)	Results for 2008 include seven months of the combined Firm’s (JPMorgan Chase & Co.’s and Bear Stearns’) results and five months of heritage JPMorgan Chase & Co.’s results only.

(e)	For 2008, 95% VaR reflects data only for the last six months of the year as the Firm began to calculate VaR using a 95% confidence level effective in the third quarter of 2008, rather than the prior 99% confidence level.

(f)	Average value-at-risk (“VaR”) was less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(g)	Trading VaR includes predominantly all trading activities in IB, as well as syndicated lending facilities that the Firm intends to distribute; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See VaR discussion on pages 142–146 and the DVA Sensitivity table on page 144 of this Annual Report for further details. Trading VaR includes the estimated credit spread sensitivity of certain mortgage products.

(h)	Credit portfolio VaR includes the derivative credit valuation adjustments (“CVA”), hedges of the CVA and mark-to-market (“MTM”) hedges of the retained loan portfolio, which were all reported in principal transactions revenue. This VaR does not include the retained loan portfolio.

(i)	Excluding the impact of a loan originated in March 2008 to Bear Stearns, the adjusted ratio would be 4.84% for 2008. The average balance of the loan extended to Bear Stearns was $1.9 billion for 2008.

Market shares and rankings (a)

	2010		2009		2008
Year ended	Market		Market		Market
December 31,	share	Rankings	share	Rankings	share	Rankings

Global investment banking fees (b)	8%	#1	9%	#1	9%	#2
Debt, equity and equity-related
Global	7	1	9	1	8	2
U.S.	11	2	15	1	14	2
Syndicated loans
Global	9	1	8	1	9	1
U.S.	19	2	22	1	22	1
Long-term debt (c)
Global	7	2	8	1	8	3
U.S.	11	2	14	1	14	2
Equity and equity- related
Global(d)	7	3	12	1	12	2
U.S.	13	2	16	2	16	2
Announced M&A(e)
Global	16	4	24	3	25	1
U.S.	23	3	36	2	31	2

(a)	Source: Dealogic. Global Investment Banking fees reflects ranking of fees and market share. Remainder of rankings reflects transaction volume rank and market share. Results for 2008 are pro forma for the Bear Stearns merger.

(b)	Global IB fees exclude money market, short-term debt and shelf deals.

(c)	Long-term debt tables include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities and mortgage-backed securities; and exclude money market, short-term debt, and U.S. municipal securities.

(d)	Equity and equity-related rankings include rights offerings and Chinese A-Shares.

(e)	Global announced M&A is based on transaction value at announcement; all other rankings are based on transaction proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. M&A for 2010, 2009 and 2008, reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.
According to Dealogic, the Firm was ranked #1 in Global Investment Banking Fees generated during 2010, based on revenue; #1 in Global Debt, Equity and Equity-related; #1 in Global Syndicated Loans; #2 in Global Long-Term Debt; #3 in Global Equity and Equity-related; and #4 in Global Announced M&A, based on volume.

JPMorgan Chase & Co. / 2010 Annual Report	71

Management’s discussion and analysis
RETAIL FINANCIAL SERVICES

Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,200 bank branches (third-largest nationally) and 16,100 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 28,900 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 16,200 auto dealerships and 2,200 schools and universities nationwide.
Prior to January 1, 2010, RFS was reported as: Retail Banking and Consumer Lending. Commencing in 2010, Consumer Lending is presented as: (1) Mortgage Banking, Auto & Other Consumer Lending, and (2) Real Estate Portfolios. Mortgage Banking, Auto & Other Consumer Lending comprises mortgage production and servicing, auto finance, and student and other lending activities. Real Estate Portfolios comprises residential mortgages and home equity loans, including the purchased credit-impaired portfolio acquired in the Washington Mutual transaction. These reporting revisions were intended to provide further clarity around the Real Estate Portfolios. Retail Banking, which includes branch banking and business banking activities, was not affected by these reporting revisions.
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2010	2009	2008

Revenue
Lending- and deposit-related fees	$3,117	$3,969	$2,546
Asset management, administration and commissions	1,784	1,674	1,510
Mortgage fees and related income	3,855	3,794	3,621
Credit card income	1,956	1,635	939
Other income	1,516	1,128	739

Noninterest revenue	12,228	12,200	9,355
Net interest income	19,528	20,492	14,165

Total net revenue(a)	31,756	32,692	23,520

Provision for credit losses	9,452	15,940	9,905

Noninterest expense
Compensation expense	7,432	6,712	5,068
Noncompensation expense	10,155	9,706	6,612
Amortization of intangibles	277	330	397

Total noninterest expense	17,864	16,748	12,077

Income before income tax expense/(benefit)	4,440	4	1,538
Income tax expense/(benefit)	1,914	(93)	658

Net income	$2,526	$97	$880

Financial ratios
ROE	9%	—%	5%
Overhead ratio	56	51	51
Overhead ratio excluding core deposit intangibles(b)	55	50	50

(a)	Total net revenue included tax-equivalent adjustments associated with tax-exempt loans to municipalities and other qualified entities of $15 million, $22 million and $23 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)	RFS uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years. This method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excludes Retail Banking’s CDI amortization expense related to prior business combination transactions of $276 million, $328 million and $394 million for the years ended December 31, 2010, 2009 and 2008, respectively.
2010 compared with 2009
Net income was $2.5 billion, compared with $97 million in the prior year.
Net revenue was $31.8 billion, a decrease of $936 million, or 3%, compared with the prior year. Net interest income was $19.5 billion, down by $964 million, or 5%, reflecting the impact of lower loan and deposit balances and narrower loan spreads, partially offset by a shift to wider-spread deposit products. Noninterest revenue was $12.2 billion, flat to the prior year, as lower deposit-related fees were largely offset by higher debit card income and auto operating lease income.
The provision for credit losses was $9.5 billion, compared with $15.9 billion in the prior year. The current-year provision reflected an addition to the allowance for loan losses of $3.4 billion for the purchased credit-impaired (“PCI”) portfolio and a reduction in the allowance for loan losses of $1.8 billion, predominantly for the mortgage loan portfolios. In comparison, the prior-year provision reflected an addition to the allowance for loan losses of $5.8 billion, predominantly for the home equity and mortgage portfolios, but which also included an addition of $1.6 billion for the PCI portfolio. While delinquency trends and net charge-offs improved compared with the prior year, the provision continued to reflect elevated losses for the mortgage and home equity portfolios. See page 130 of this Annual Report for the net charge-off amounts and rates. To date, no charge-offs have been recorded on PCI loans.
Noninterest expense was $17.9 billion, an increase of $1.1 billion, or 7%, from the prior year, reflecting higher default-related expense.
2009 compared with 2008
The following discussion of RFS’s financial results reflects the acquisition of Washington Mutual’s retail bank network and mortgage banking activities as a result of the Washington Mutual transaction on September 25, 2008. See Note 2 on pages 166–170 of this Annual Report for more information concerning this transaction.
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

72	JPMorgan Chase & Co. / 2010 Annual Report

Noninterest revenue was $12.2 billion, up by $2.8 billion, or 30%, driven by the impact of the Washington Mutual transaction, wider margins on mortgage originations and higher net mortgage servicing revenue, partially offset by $1.6 billion in estimated losses related to the repurchase of previously sold loans.
The provision for credit losses was $15.9 billion, an increase of $6.0 billion from the prior year. Weak economic conditions and housing price declines continued to drive higher estimated losses for the home equity and mortgage loan portfolios. The provision included an addition of $5.8 billion to the allowance for loan losses, compared with an addition of $5.0 billion in the prior year. Included in the 2009 addition to the allowance for loan losses was a $1.6 billion increase related to estimated deterioration in the Washington Mutual PCI portfolio. See page 130 of this Annual Report for the net charge-off amounts and rates. To date, no charge-offs have been recorded on PCI loans.
Noninterest expense was $16.7 billion, an increase of $4.7 billion, or 39%. The increase reflected the impact of the Washington Mutual transaction and higher servicing and default-related expense.
Selected metrics

As of or for the year ended December 31,
(in millions, except headcount and
ratios)	2010	2009	2008

Selected balance sheet data (period-end)
Assets	$366,841	$387,269	$419,831
Loans:
Loans retained	316,725	340,332	368,786
Loans held-for-sale and loans at fair value(a)	14,863	14,612	9,996

Total loans	331,588	354,944	378,782
Deposits	370,819	357,463	360,451
Equity	28,000	25,000	25,000

Selected balance sheet data (average)
Assets	$381,337	$407,497	$304,442
Loans:
Loans retained	331,330	354,789	257,083
Loans held-for-sale and loans at fair value(a)	16,515	18,072	17,056

Total loans	347,845	372,861	274,139
Deposits	362,386	367,696	258,362
Equity	28,000	25,000	19,011

Headcount	121,876	108,971	102,007

As of or for the year ended December 31,
(in millions, except headcount and
ratios)	2010	2009	2008

Credit data and quality statistics
Net charge-offs	$7,906	$10,113	$4,877
Nonaccrual loans:
Nonaccrual loans retained	8,768	10,611	6,548
Nonaccrual loans held-for- sale and loans at fair value	145	234	236

Total nonaccrual loans(b)(c)(d)	8,913	10,845	6,784
Nonperforming assets(b)(c)(d)	10,266	12,098	9,077
Allowance for loan losses	16,453	14,776	8,918

Net charge-off rate(e)	2.39%	2.85%	1.90%
Net charge-off rate excluding PCI loans(e)(f)	3.11	3.75	2.08
Allowance for loan losses to ending loans retained(e)	5.19	4.34	2.42
Allowance for loan losses to ending loans excluding PCI loans(e)(f)	4.72	5.09	3.19
Allowance for loan losses to nonaccrual loans retained(b)(e)(f)	131	124	136
Nonaccrual loans to total loans	2.69	3.06	1.79
Nonaccrual loans to total loans excluding PCI loans(b)	3.44	3.96	2.34

(a)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $14.7 billion, $12.5 billion and $8.0 billion at December 31, 2010, 2009 and 2008, respectively. Average balances of these loans totaled $15.2 billion, $15.8 billion and $14.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of the individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(c)	Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(d)	At December 31, 2010, 2009 and 2008, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.5 billion, $9.0 billion and $3.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.9 billion, $579 million and $364 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”), of $625 million, $542 million and $437 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

(f)	Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $4.9 billion and $1.6 billion was recorded for these loans at December 31, 2010 and 2009, respectively, which has also been excluded from the applicable ratios. No allowance for loan losses was recorded for these loans at December 31, 2008. To date, no charge-offs have been recorded for these loans.

JPMorgan Chase & Co. / 2010 Annual Report	73

Management’s discussion and analysis

Retail Banking
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2010	2009	2008

Noninterest revenue	$6,792	$7,169	$4,951
Net interest income	10,785	10,781	7,659

Total net revenue	17,577	17,950	12,610
Provision for credit losses	607	1,142	449
Noninterest expense	10,657	10,357	7,232

Income before income tax expense	6,313	6,451	4,929

Net income	$3,614	$3,903	$2,982

Overhead ratio	61%	58%	57%
Overhead ratio excluding core deposit intangibles(a)	59	56	54

(a)	Retail Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excludes Retail Banking’s CDI amortization expense related to prior business combination transactions of $276 million, $328 million and $394 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Selected metrics

As of or for the year ended December 31,
(in billions, except ratios and
where otherwise noted)	2010	2009	2008

Business metrics
Business banking origination volume (in millions)	$4,688	$2,299	$5,531
End-of-period loans owned	16.8	17.0	18.4
End-of-period deposits:
Checking	$131.7	$121.9	$109.2
Savings	166.6	153.4	144.0
Time and other	45.9	58.0	89.1

Total end-of-period deposits	344.2	333.3	342.3
Average loans owned	$16.7	$17.8	$16.7
Average deposits:
Checking	$123.4	$113.5	$77.1
Savings	162.1	150.9	114.3
Time and other	51.0	76.4	53.2

Total average deposits	336.5	340.8	244.6

Deposit margin	3.03%	2.96%	2.89%
Average assets	$28.3	$28.9	$26.3

Credit data and quality statistics (in millions, except ratios)
Net charge-offs	$707	$842	$346
Net charge-off rate	4.23%	4.73%	2.07%
Nonperforming assets	$846	$839	$424

Retail branch business metrics

Year ended December 31,	2010	2009	2008

Investment sales volume (in millions)	$23,579	$21,784	$17,640

Number of:
Branches	5,268	5,154	5,474
ATMs	16,145	15,406	14,568
Personal bankers	21,715	17,991	15,825
Sales specialists	7,196	5,912	5,661
Active online customers (in thousands)	17,744	15,424	11,710
Checking accounts (in thousands)	27,252	25,712	24,499

2010 compared with 2009
Retail Banking reported net income of $3.6 billion, a decrease of $289 million, or 7%, compared with the prior year. Total net revenue was $17.6 billion, down 2% compared with the prior year. The decrease was driven by lower deposit-related fees, largely offset by higher debit card income and a shift to wider-spread deposit products. The provision for credit losses was $607 million, down $535 million compared with the prior year. The current-year provision reflected lower net charge-offs and a reduction of $100 million to the allowance for loan losses due to lower estimated losses, compared with a $300 million addition to the allowance for loan losses in the prior year. Retail Banking net charge-offs were $707 million, compared with $842 million in the prior year. Noninterest expense was $10.7 billion, up 3% compared with the prior year, resulting from sales force increases in Business Banking and bank branches.
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
Mortgage Banking, Auto & Other Consumer Lending
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2010	2009	2008

Noninterest revenue	$5,321	$5,057	$4,689
Net interest income	3,311	3,165	2,279

Total net revenue	8,632	8,222	6,968
Provision for credit losses	614	1,235	895
Noninterest expense	5,580	4,544	3,956

Income before income tax expense	2,438	2,443	2,117

Net income	$1,405	$1,643	$1,286

Overhead ratio	65%	55%	57%

2010 compared with 2009
Mortgage Banking, Auto & Other Consumer Lending reported net income of $1.4 billion, a decrease of $238 million, or 14%, from the prior year.
Net revenue was $8.6 billion, up by $410 million, or 5%, from the prior year. Mortgage Banking net revenue was $5.2 billion, flat to the prior year. Other Consumer Lending net revenue, comprising Auto and Student Lending, was $3.5 billion, up by $447 million, predominantly as a result of higher auto loan and lease balances.
Mortgage Banking net revenue included $904 million of net interest income, $3.9 billion of mortgage fees and related income,

74	JPMorgan Chase & Co. / 2010 Annual Report

and $413 million of other noninterest revenue. Mortgage fees and related revenue comprised $528 million of net production revenue, $2.2 billion of servicing operating revenue and $1.1 billion of MSR risk management revenue. Production revenue, excluding repurchase losses, was $3.4 billion, an increase of $1.3 billion, reflecting wider mortgage margins and higher origination volumes. Total production revenue was reduced by $2.9 billion of repurchase losses, compared with $1.6 billion in the prior year, and included a $1.6 billion increase in the repurchase reserve during the current year, reflecting higher estimated future repurchase demands. Servicing operating revenue was $2.2 billion, an increase of $528 million, reflecting an improvement in other changes in the MSR asset fair value driven by lower runoff of the MSR asset due to time decay, partially offset by lower loan servicing revenue as a result of lower third-party loans serviced. MSR risk management revenue was $1.1 billion, a decrease of $492 million.
The provision for credit losses, predominantly related to the student and auto loan portfolios, was $614 million, compared with $1.2 billion in the prior year. The current-year provision reflected lower net charge-offs and a reduction of $135 million to the allowance for loan losses due to lower estimated losses, compared with a $307 million addition to the allowance for loan losses in the prior year. See page 130 of this Annual Report for the net charge-off amounts and rates.
Noninterest expense was $5.6 billion, up by $1.0 billion, or 23%, from the prior year, driven by an increase in default-related expense for the serviced portfolio, including costs associated with foreclosure affidavit-related suspensions.
2009 compared with 2008
Mortgage Banking, Auto & Other Consumer Lending reported net income of $1.6 billion, an increase of $357 million, or 28%, from the prior year.
Net revenue was $8.2 billion, up by $1.3 billion, or 18%, from the prior year. Mortgage Banking net revenue was $5.2 billion, up by $701 million. Other Consumer Lending net revenue, comprising Auto and Student Lending, was $3.0 billion, up by $553 million, largely as a result of wider loan spreads.
Mortgage Banking net revenue included $973 million of net interest income, $3.8 billion of mortgage fees and related income, and $442 million of other noninterest revenue. Mortgage fees and related income comprised $503 million of net production revenue, $1.7 billion of servicing operating revenue and $1.6 billion of MSR risk management revenue. Production revenue, excluding repurchase losses, was $2.1 billion, an increase of $965 million, reflecting wider margins on new originations. Total production revenue was reduced by $1.6 billion of repurchase losses, compared with repurchase losses of $252 million in the prior year. Servicing operating revenue was $1.7 billion, an increase of $457 million, reflecting growth in average third-party loans serviced as a result of the Washington Mutual transaction. MSR risk management revenue was $1.6 billion, an increase of $111 million, reflecting the positive impact of a decrease in estimated future prepayments during 2009.
The provision for credit losses, predominantly related to the student and auto loan portfolios, was $1.2 billion, compared with $895 million in the prior year. The current- and prior-year provision reflected an increase in the allowance for loan losses for student and auto loans. See page 130 of this Annual Report for the net charge-off amounts and rates.
Noninterest expense was $4.5 billion, up by $588 million, or 15%, from the prior year, driven by higher servicing and default-related expense and the impact of the Washington Mutual transaction.
Selected metrics

As of or for the year ended December 31,
(in billions, except ratios and
where otherwise noted)	2010	2009	2008

Business metrics
End-of-period loans owned:
Auto	$48.4	$46.0	$42.6
Mortgage(a)	14.2	11.9	6.5
Student and other	14.4	15.8	16.3

Total end-of-period loans owned	$77.0	$73.7	$65.4

Average loans owned:
Auto	$47.6	$43.6	$43.8
Mortgage(a)	13.4	8.8	4.3
Student and other	16.2	16.3	13.8

Total average loans owned(b)	$77.2	$68.7	$61.9

Credit data and quality statistics (in millions)
Net charge-offs:
Auto	$298	$627	$568
Mortgage	41	14	5
Student and other	410	287	64

Total net charge-offs	$749	$928	$637

Net charge-off rate:
Auto	0.63%	1.44%	1.30%
Mortgage	0.31	0.17	0.13
Student and other	2.72	1.98	0.57
Total net charge-off rate(b)	0.99	1.40	1.08

30+ day delinquency rate(c)(d)	1.69	1.75	1.91
Nonperforming assets (in millions)(e)	$996	$912	$866

Origination volume:
Mortgage origination volume by channel:
Retail	$68.8	$53.9	$41.1
Wholesale(f)	1.3	3.6	26.7
Correspondent(f)	75.3	81.0	58.2
CNT (negotiated transactions)	10.2	12.2	43.0

Total mortgage origination volume	$155.6	$150.7	$169.0

Student	1.9	4.2	6.9
Auto	23.0	23.7	19.4

JPMorgan Chase & Co. / 2010 Annual Report	75

Management’s discussion and analysis

Selected metrics

As of or for the year ended
December 31,
(in billions, except ratios)	2010		2009		2008

Application volume:
Mortgage application volume by channel:
Retail	$115.1		$90.9		$89.1
Wholesale(f)	2.4		4.9		58.6
Correspondent(f)	97.3		110.8		86.9

Total mortgage application volume	$214.8		$206.6		$234.6

Average mortgage loans held-for-sale and loans at fair value(g)	$15.4		$16.2		$14.6
Average assets	126.0		115.0		98.8
Repurchase reserve (ending)	3.0		1.4		1.0
Third-party mortgage loans serviced (ending)	967.5		1,082.1		1,172.6
Third-party mortgage loans serviced (average)	1,037.6		1,119.1		774.9
MSR net carrying value (ending)	13.6		15.5		9.3
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	1.41%		1.43%		0.79%
Ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average)	0.44		0.44		0.42
MSR revenue multiple(h)	3.20	x	3.25	x	1.88	x

Supplemental mortgage fees
and related income details
As of or for the year ended
December 31, (in millions)	2010		2009		2008

Net production revenue:
Production revenue	$3,440		$2,115		$1,150
Repurchase losses	(2,912)		(1,612)		(252)

Net production revenue	528		503		898

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	4,575		4,942		3,258
Other changes in MSR asset fair value	(2,384)		(3,279)		(2,052)

Total operating revenue	2,191		1,663		1,206
Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model	(2,268)		5,804		(6,849)
Derivative valuation adjustments and other	3,404		(4,176)		8,366

Total risk management	1,136		1,628		1,517

Total net mortgage servicing revenue	3,327		3,291		2,723

Mortgage fees and related income	$3,855		$3,794		$3,621

(a)	Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Repurchase liability on pages 98—101 of this Annual Report.

(b)	Total average loans owned includes loans held-for-sale of $1.3 billion, $2.2 billion and $2.8 billion for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are excluded when calculating the net charge-off rate.

(c)	Excludes mortgage loans that are insured by U.S. government agencies of $11.4 billion, $9.7 billion and $3.5 billion at December 31, 2010, 2009 and 2008, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.
(d)	Excludes loans that are 30 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $1.1 billion, $942 million and $824 million at December 31, 2010, 2009 and 2008, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(e)	At December 31, 2010, 2009 and 2008, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.5 billion, $9.0 billion and $3.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.9 billion, $579 million and $364 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $625 million, $542 million and $437 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(f)	Includes rural housing loans sourced through brokers and correspondents, which are underwritten under U.S. Department of Agriculture guidelines. Prior period amounts have been revised to conform with the current period presentation.

(g)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. Average balances of these loans totaled $15.2 billion, $15.8 billion and $14.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

(h)	Represents the ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending) divided by the ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average).

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
Net production revenue – Includes net gains or losses on originations and sales of prime and subprime mortgage loans, other production-related fees and losses related to the repurchase of previously-sold loans.

76	JPMorgan Chase & Co. / 2010 Annual Report

Net mortgage servicing revenue includes the following components:
(a)	Operating revenue comprises:
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
Real Estate Portfolios
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2010	2009	2008

Noninterest revenue	$115	$(26)	$(285)
Net interest income	5,432	6,546	4,227

Total net revenue	5,547	6,520	3,942
Provision for credit losses	8,231	13,563	8,561
Noninterest expense	1,627	1,847	889

Income/(loss) before income tax expense/(benefit)	(4,311)	(8,890)	(5,508)

Net income/(loss)	$(2,493)	$(5,449)	$(3,388)

Overhead ratio	29%	28%	23%

2010 compared with 2009
Real Estate Portfolios reported a net loss of $2.5 billion, compared with a net loss of $5.4 billion in the prior year. The improvement was driven by a lower provision for credit losses, partially offset by lower net interest income.
Net revenue was $5.5 billion, down by $973 million, or 15%, from the prior year. The decrease was driven by a decline in net interest income as a result of lower loan balances, reflecting net portfolio runoff.
The provision for credit losses was $8.2 billion, compared with $13.6 billion in the prior year. The current-year provision reflected a $1.9 billion reduction in net charge-offs and a $1.6 billion reduction in the allowance for the mortgage loan portfolios. This reduction in the allowance for loan losses included the effect of $632 million of charge-offs related to an adjustment of the estimated net realizable value of the collateral underlying delinquent residential home loans. For additional information, refer to Portfolio analysis on page 131 of this Annual Report. The remaining reduction of the allowance of approximately $950 million was a result of an improvement in delinquencies and lower estimated losses, compared with prior year additions of $3.6 billion for the home equity and mortgage portfolios. Additionally, the current-year provision reflected an addition to the allowance for loan losses of $3.4 billion for the PCI portfolio, compared with a prior year addition of $1.6 billion for this portfolio. (For further detail, see the RFS discussion of the provision for credit losses on page 72 of this Annual Report.)
Noninterest expense was $1.6 billion, down by $220 million, or 12%, from the prior year, reflecting lower default-related expense.
2009 compared with 2008
Real Estate Portfolios reported a net loss of $5.4 billion, compared with a net loss of $3.4 billion in the prior year.
Net revenue was $6.5 billion, up by $2.6 billion, or 65%, from the prior year. The increase was driven by the impact of the Washington Mutual transaction and wider loan spreads, partially offset by lower heritage Chase loan balances.
The provision for credit losses was $13.6 billion, compared with $8.6 billion in the prior year. The provision reflected weakness in the home equity and mortgage portfolios. (For further detail, see the RFS discussion of the provision for credit losses for further detail) on pages 72–73 of this Annual Report.
Noninterest expense was $1.8 billion, compared with $889 million in the prior year, reflecting higher default-related expense.
Included within Real Estate Portfolios are PCI loans that the Firm acquired in the Washington Mutual transaction. For PCI loans, the excess of the undiscounted gross cash flows expected to be collected over the carrying value of the loans (“the accretable yield”) is accreted into interest income at a level rate of return over the expected life of the loans.
The net spread between the PCI loans and the related liabilities are expected to be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and for certain changes in the accretable yield percentage (e.g. from extended loan liquidation periods and from prepayments). As of December 31, 2010, the remaining weighted-average life of the PCI loan portfolio is expected to be 7.0 years. For further information, see Note 14, PCI loans, on pages 233–236 of this Annual Report. The loan balances are expected to decline more rapidly in the earlier years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.
To date the impact of the PCI loans on Real Estate Portfolios’ net income has been modestly negative. This is due to the current net spread of the portfolio, the provision for loan losses recognized subsequent to its acquisition, and the higher level of default and servicing expense associated with the portfolio. Over time, the Firm expects that this portfolio will contribute positively to net income.

JPMorgan Chase & Co. / 2010 Annual Report	77

Management’s discussion and analysis

Selected metrics

As of or for the year ended December 31,
(in billions)	2010	2009	2008

Loans excluding PCI loans(a)
End-of-period loans owned:
Home equity	$88.4	$101.4	$114.3
Prime mortgage	41.7	47.5	58.7
Subprime mortgage	11.3	12.5	15.3
Option ARMs	8.1	8.5	9.0
Other	0.8	0.7	0.9

Total end-of-period loans owned	$150.3	$170.6	$198.2

Average loans owned:
Home equity	$94.8	$108.3	$99.9
Prime mortgage	44.9	53.4	40.7
Subprime mortgage	12.7	13.9	15.3
Option ARMs	8.5	8.9	2.3
Other	1.0	0.8	0.9

Total average loans owned	$161.9	$185.3	$159.1

PCI loans(a)
End-of-period loans owned:
Home equity	$24.5	$26.5	$28.6
Prime mortgage	17.3	19.7	21.8
Subprime mortgage	5.4	6.0	6.8
Option ARMs	25.6	29.0	31.6

Total end-of-period loans owned	$72.8	$81.2	$88.8

Average loans owned:
Home equity	$25.5	$27.6	$7.1
Prime mortgage	18.5	20.8	5.4
Subprime mortgage	5.7	6.3	1.7
Option ARMs	27.2	30.5	8.0

Total average loans owned	$76.9	$85.2	$22.2

Total Real Estate Portfolios
End-of-period loans owned:
Home equity	$112.9	$127.9	$142.9
Prime mortgage	59.0	67.2	80.5
Subprime mortgage	16.7	18.5	22.1
Option ARMs	33.7	37.5	40.6
Other	0.8	0.7	0.9

Total end-of-period loans owned	$223.1	$251.8	$287.0

Average loans owned:
Home equity	$120.3	$135.9	$107.0
Prime mortgage	63.4	74.2	46.1
Subprime mortgage	18.4	20.2	17.0
Option ARMs	35.7	39.4	10.3
Other	1.0	0.8	0.9

Total average loans owned	$238.8	$270.5	$181.3

Average assets	$227.0	$263.6	$179.3
Home equity origination volume	1.2	2.4	16.3

(a)	PCI loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. These loans were initially recorded at fair value and accrete interest income over the estimated lives of the loans as long as cash flows are reasonably estimable, even if the underlying loans are contractually past due.
Credit data and quality statistics

As of or for the year ended December 31,
(in millions, except ratios)	2010	2009	2008

Net charge-offs excluding PCI loans(a):
Home equity	$3,444	$4,682	$2,391
Prime mortgage	1,475	1,872	521
Subprime mortgage	1,374	1,648	933
Option ARMs	98	63	—
Other	59	78	49

Total net charge-offs	$6,450	$8,343	$3,894

Net charge-off rate excluding PCI loans(a):
Home equity	3.63%	4.32%	2.39%
Prime mortgage	3.29	3.51	1.28
Subprime mortgage	10.82	11.86	6.10
Option ARMs	1.15	0.71	—
Other	5.90	9.75	5.44
Total net charge-off rate excluding PCI loans	3.98	4.50	2.45

Net charge-off rate – reported:
Home equity	2.86%	3.45%	2.23%
Prime mortgage	2.33	2.52	1.13
Subprime mortgage	7.47	8.16	5.49
Option ARMs	0.27	0.16	—
Other	5.90	9.75	5.44
Total net charge-off rate – reported	2.70	3.08	2.15

30+ day delinquency rate excluding PCI loans(b)	6.45%	7.73%	4.97%
Allowance for loan losses	$14,659	$12,752	$7,510
Nonperforming assets(c)	8,424	10,347	7,787
Allowance for loan losses to ending loans retained	6.57%	5.06%	2.62%
Allowance for loan losses to ending loans retained excluding PCI loans(a)	6.47	6.55	3.79

(a)	Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $4.9 billion and $1.6 billion was recorded for these loans at December 31, 2010 and 2009, respectively, which has also been excluded from the applicable ratios. No allowance for loan losses was recorded for these loans at December 31, 2008. To date, no charge-offs have been recorded for these loans.

(b)	The delinquency rate for PCI loans was 28.20%, 27.62% and 17.89% at December 31, 2010, 2009 and 2008, respectively.

(c)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of the individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

78	JPMorgan Chase & Co. / 2010 Annual Report

CARD SERVICES

Card Services is one of the nation’s largest credit card issuers, with over $137 billion in loans and over 90 million open accounts. Customers used Chase cards to meet $313 billion of their spending needs in 2010.
Chase continues to innovate, despite a very difficult business environment, offering products and services such as Blueprint, Chase Freedom, Ultimate Rewards, Chase Sapphire and Ink from Chase, and earning a market leadership position in building loyalty and rewards programs. Through its merchant acquiring business, Chase Paymentech Solutions, CS is a global leader in payment processing and merchant acquiring.
Selected income statement data – managed basis(a)

Year ended December 31,
(in millions, except ratios)	2010	2009	2008

Revenue
Credit card income	$3,513	$3,612	$2,768
All other income(b)	(236)	(692)	(49)

Noninterest revenue	3,277	2,920	2,719
Net interest income	13,886	17,384	13,755

Total net revenue	17,163	20,304	16,474

Provision for credit losses	8,037	18,462	10,059

Noninterest expense
Compensation expense	1,291	1,376	1,127
Noncompensation expense	4,040	3,490	3,356
Amortization of intangibles	466	515	657

Total noninterest expense	5,797	5,381	5,140

Income/(loss) before income tax expense/(benefit)	3,329	(3,539)	1,275
Income tax expense/(benefit)	1,255	(1,314)	495

Net income/(loss)	$2,074	$(2,225)	$780

Memo: Net securitization income/(loss)	NA	$(474)	$(183)
Financial ratios
ROE	14%	(15)%	5%
Overhead ratio	34	27	31

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. As a result of the consolidation of the securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. See Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 64–66 of this Annual Report for additional information. Also, for further details regarding the Firm’s application and impact of the VIE guidance, see Note 16 on pages 244–259 of this Annual Report.

(b)	Includes the impact of revenue sharing agreements with other JPMorgan Chase business segments. For periods prior to January 1, 2010, net securitization income/(loss) is also included.
NA: Not applicable
2010 compared with 2009
Net income was $2.1 billion, compared with a net loss of $2.2 billion in the prior year. The improved results were driven by a lower provision for credit losses, partially offset by lower net revenue.
End-of-period loans were $137.7 billion, a decrease of $25.7 billion, or 16%, from the prior year. Average loans were $144.4 billion, a decrease of $28.0 billion, or 16%, from the prior year. The declines in both end-of-period and average loans were due to a decline in lower-yielding promotional balances and the Washington Mutual portfolio runoff.
Net revenue was $17.2 billion, a decrease of $3.1 billion, or 15%, from the prior year. Net interest income was $13.9 billion, down by $3.5 billion, or 20%. The decrease in net interest income was driven by lower average loan balances, the impact of legislative changes, and a decreased level of fees. These decreases were offset partially by lower revenue reversals associated with lower charge-offs. Noninterest revenue was $3.3 billion, an increase of $357 million, or 12%, driven by the prior-year write-down of securitization interests, offset partially by lower revenue from fee-based products.
The provision for credit losses was $8.0 billion, compared with $18.5 billion in the prior year. The current-year provision reflected lower net charge-offs and a reduction of $6.0 billion to the allowance for loan losses due to lower estimated losses. The prior-year provision included an addition of $2.4 billion to the allowance for loan losses. Including the Washington Mutual portfolio, the net charge-off rate was 9.72%, including loans held-for-sale, up from 9.33% in the prior year; and the 30-day delinquency rate was 4.07%, down from 6.28% in the prior year. Excluding the Washington Mutual portfolio, the net charge-off rate was 8.72%, including loans held-for-sale, up from 8.45% in the prior year; and the 30-day delinquency rate was 3.66%, down from 5.52% in the prior year.
Noninterest expense was $5.8 billion, an increase of $416 million, or 8%, due to higher marketing expense.
Credit Card Legislation
In May 2009, the CARD Act was enacted. Management estimates that the total reduction in net income resulting from the CARD Act is approximately $750 million annually. The run-rate impact of this reduction in net income is reflected in results as of the end of the fourth quarter of 2010. The full year impact on 2010 net income was approximately $300 million.
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

JPMorgan Chase & Co. / 2010 Annual Report	79

Management’s discussion and analysis

2009 compared with 2008
The following discussion of CS’s financial results reflects the acquisition of Washington Mutual’s credit cards operations as a result of the Washington Mutual transaction on September 25, 2008, and the dissolution of the Chase Paymentech Solutions joint venture on November 1, 2008. See Note 2 on pages 166–170 of this Annual Report for more information concerning these transactions.
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
Managed total net revenue was $20.3 billion, an increase of $3.8 billion, or 23%, from the prior year. Net interest income was $17.4 billion, up by $3.6 billion, or 26%, from the prior year, driven by wider loan spreads and the impact of the Washington Mutual transaction. These benefits were offset partially by higher revenue reversals associated with higher charge-offs, a decreased level of fees, lower average managed loan balances, and the impact of legislative changes. Noninterest revenue was $2.9 billion, an increase of $201 million, or 7%, from the prior year. The increase was driven by higher merchant servicing revenue related to the dissolution of the Chase Paymentech Solutions joint venture and the impact of the Washington Mutual transaction, partially offset by a larger write-down of securitization interests.
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
Selected metrics

As of or for the year ended December 31,
(in millions, except headcount, ratios
and where otherwise noted)	2010	2009	2008

Financial ratios(a)
Percentage of average outstandings:
Net interest income	9.62%	10.08%	8.45%
Provision for credit losses	5.57	10.71	6.18
Noninterest revenue	2.27	1.69	1.67
Risk adjusted margin(b)	6.32	1.07	3.94
Noninterest expense	4.02	3.12	3.16
Pretax income/(loss) (ROO)(c)	2.31	(2.05)	0.78
Net income/(loss)	1.44	(1.29)	0.48
Business metrics
Sales volume (in billions)	$313.0	$294.1	$298.5
New accounts opened	11.3	10.2	14.9
Open accounts	90.7	93.3	109.5
Merchant acquiring business(d)
Bank card volume (in billions)	$469.3	$409.7	$713.9
Total transactions (in billions)	20.5	18.0	21.4

Selected balance sheet data (period-end)
Loans:
Loans on balance sheets	$137,676	$78,786	$104,746
Securitized loans(a)	NA	84,626	85,571

Total loans	137,676	163,412	190,317
Equity	15,000	15,000	15,000

Selected balance sheet data (average)
Managed assets	$145,750	$192,749	$173,711
Loans:
Loans on balance sheets	144,367	87,029	83,293
Securitized loans(a)	NA	85,378	79,566

Total average loans	144,367	172,407	162,859
Equity	$15,000	$15,000	$14,326

Headcount	20,739	22,676	24,025

Credit quality statistics(a)
Net charge-offs	$14,037	$16,077	$8,159
Net charge-off rate(e)(f)	9.73%	9.33%	5.01%
Delinquency rates(a)(e)
30+ day	4.07	6.28	4.97
90+ day	2.22	3.59	2.34
Allowance for loan losses(a)(g)	$11,034	$9,672	$7,692
Allowance for loan losses to period-end loans(a)(g)(h)(i)	8.14%	12.28%	7.34%

Key stats – Washington Mutual only(j)
Loans	$13,733	$19,653	$28,250
Average loans	16,055	23,642	6,964
Net interest income(k)	15.66%	17.11%	14.87%
Risk adjusted margin(b)(k)	10.42	(0.93)	4.18
Net charge-off rate(l)	18.73	18.79	12.09
30+ day delinquency rate(l)	7.74	12.72	9.14
90+ day delinquency rate(l)	4.40	7.76	4.39

Key stats – excluding Washington Mutual
Loans	$123,943	$143,759	$162,067
Average loans	128,312	148,765	155,895
Net interest income(k)	8.86%	8.97%	8.16%
Risk adjusted margin(b)(k)	5.81	1.39	3.93
Net charge-off rate	8.72	8.45	4.92
30+ day delinquency rate	3.66	5.52	4.36
90+ day delinquency rate	1.98	3.13	2.09

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For further details regarding the Firm’s application and impact of the guidance, see Note 16 on pages 244–259 of this Annual Report.

(b)	Represents total net revenue less provision for credit losses.

80	JPMorgan Chase & Co. / 2010 Annual Report

(c)	Pretax return on average managed outstandings.

(d)	The Chase Paymentech Solutions joint venture was dissolved effective November 1, 2008. JPMorgan Chase retained approximately 51% of the business and operates the business under the name Chase Paymentech Solutions. For the period January 1 through October 31, 2008, the data presented represents activity for the Chase Paymentech Solutions joint venture, and for the period November 1, 2008, through December 31, 2010, the data presented represents activity for Chase Paymentech Solutions.

(e)	Results reflect the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the WMMT in the second quarter of 2009. The delinquency rates as of December 31, 2010, were not affected.

(f)	Total average loans includes loans held-for-sale of $148 million for full year 2010. These amounts are excluded when calculating the net charge-off rate. The net charge-off rate including loans held-for-sale, which is a non-GAAP financial measure, would have been 9.72% for the full year 2010.

(g)	Based on loans on the Consolidated Balance Sheets.

(h)	Includes $1.0 billion of loans at December 31, 2009, held by the WMMT, which were consolidated onto the Card Services balance sheet at fair value during the second quarter of 2009. No allowance for loan losses was recorded for these loans as of December 31, 2009. Excluding these loans, the allowance for loan losses to period-end loans would have been 12.43% as of December 31, 2009.

(i)	Total period-end loans includes loans held-for-sale of $2.2 billion at December 31, 2010. No allowance for loan losses was recorded for these loans as of December 31, 2010. The loans held-for-sale are excluded when calculating the allowance for loan losses to period-end loans.

(j)	Statistics are only presented for periods after September 25, 2008, the date of the Washington Mutual transaction.

(k)	As a percentage of average managed outstandings.

(l)	Excludes the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the WMMT in the second quarter of 2009.
NA: Not applicable
Reconciliation from reported basis to managed basis
The financial information presented in the following table reconciles reported basis and managed basis to disclose the effect of securitizations reported in 2009 and 2008. Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For further details regarding the Firm’s application and impact of the guidance, see Note 16 on pages 244–259 of this Annual Report.

Year ended December 31,
(in millions, except ratios)	2010	2009	2008

Income statement data
Credit card income
Reported	$3,513	$5,106	$6,082
Securitization adjustments	NA	(1,494)	(3,314)

Managed credit card income	$3,513	$3,612	$2,768

Net interest income
Reported	$13,886	$9,447	$6,838
Securitization adjustments	NA	7,937	6,917

Managed net interest income	$13,886	$17,384	$13,755

Total net revenue
Reported	$17,163	$13,861	$12,871
Securitization adjustments	NA	6,443	3,603

Managed total net revenue	$17,163	$20,304	$16,474

Provision for credit losses
Reported	$8,037	$12,019	$6,456
Securitization adjustments	NA	6,443	3,603

Managed provision for credit losses	$8,037	$18,462	$10,059

Balance sheet – average balances
Total average assets
Reported	$145,750	$110,516	$96,807
Securitization adjustments	NA	82,233	76,904

Managed average assets	$145,750	$192,749	$173,711

Credit quality statistics
Net charge-offs
Reported	$14,037	$9,634	$4,556
Securitization adjustments	NA	6,443	3,603

Managed net charge-offs	$14,037	$16,077	$8,159

Net charge-off rates
Reported	9.73%	11.07%	5.47%
Securitized	NA	7.55	4.53
Managed net charge-off rate	9.73	9.33	5.01

NA: Not applicable

The following are brief descriptions of selected business metrics within Card Services.
•	Sales volume – Dollar amount of cardmember purchases, net of returns.

•	Open accounts – Cardmember accounts with charging privileges.

•	Merchant acquiring business – A business that processes bank card transactions for merchants.

•	Bank card volume – Dollar amount of transactions processed for merchants.

•	Total transactions – Number of transactions and authorizations processed for merchants.

JPMorgan Chase & Co. / 2010 Annual Report	81

Management’s discussion and analysis
COMMERCIAL BANKING

Commercial Banking delivers extensive industry knowledge, local expertise and dedicated service to nearly 24,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and nearly 35,000 real estate investors/owners. CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
Commercial Banking is divided into four primary client segments: Middle Market Banking, Commercial Term Lending, Mid-Corporate Banking, and Real Estate Banking. Middle Market Banking covers corporate, municipal, financial institution and not-for-profit clients, with annual revenue generally ranging between $10 million and $500 million. Mid-Corporate Banking covers clients with annual revenue generally ranging between $500 million and $2 billion and focuses on clients that have broader investment banking needs. Commercial Term Lending primarily provides term financing to real estate investors/ owners for multi-family properties as well as financing office, retail and industrial properties. Real Estate Banking provides full-service banking to investors and developers of institutional-grade real estate properties.
Selected income statement data

Year ended December 31,
(in millions)	2010	2009	2008

Revenue
Lending- and deposit-related fees	$1,099	$1,081	$854
Asset management, administration and commissions	144	140	113
All other income(a)	957	596	514

Noninterest revenue	2,200	1,817	1,481
Net interest income	3,840	3,903	3,296

Total net revenue(b)	6,040	5,720	4,777

Provision for credit losses	297	1,454	464

Noninterest expense
Compensation expense	820	776	692
Noncompensation expense	1,344	1,359	1,206
Amortization of intangibles	35	41	48

Total noninterest expense	2,199	2,176	1,946

Income before income tax expense	3,544	2,090	2,367
Income tax expense	1,460	819	928

Net income	$2,084	$1,271	$1,439

Revenue by product:
Lending	$2,749	$2,663	$1,743
Treasury services	2,632	2,642	2,648
Investment banking	466	394	334
Other(c)	193	21	52

Total Commercial Banking revenue	$6,040	$5,720	$4,777

Selected income statement data

Year ended December 31,
(in millions, except ratios)	2010	2009	2008

IB revenue, gross(d)	$1,335	$1,163	$966
Revenue by client segment:
Middle Market Banking	$3,060	$3,055	$2,939
Commercial Term Lending(e)	1,023	875	243
Mid-Corporate Banking	1,154	1,102	921
Real Estate Banking(e)	460	461	413
Other(e)(f)	343	227	261

Total Commercial Banking revenue	$6,040	$5,720	$4,777

Financial ratios
ROE	26%	16%	20%
Overhead ratio	36	38	41

(a)	CB client revenue from investment banking products and commercial card transactions is included in all other income.

(b)	Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities as well as tax-exempt income from municipal bond activity of $238 million, $170 million and $125 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(c)	Other product revenue primarily includes tax-equivalent adjustments generated from Community Development Banking segment activity and certain income derived from principal transactions.

(d)	Represents the total revenue related to investment banking products sold to CB clients.

(e)	2008 results reflect the partial year impact of the Washington Mutual transaction.

(f)	Other primarily includes revenue related to the Community Development Banking and Chase Capital segments.
2010 compared with 2009
Record net income was $2.1 billion, an increase of $813 million, or 64%, from the prior year. The increase was driven by a reduction in the provision for credit losses and higher net revenue.
Net revenue was a record $6.0 billion, up by $320 million, or 6%, compared with the prior year. Net interest income was $3.8 billion, down by $63 million, or 2%, driven by spread compression on liability products and lower loan balances, predominantly offset by growth in liability balances and wider loan spreads. Noninterest revenue was $2.2 billion, an increase of $383 million, or 21%, from the prior year, reflecting higher net gains from asset sales, higher lending-related fees, an improvement in the market conditions impacting the value of investments held at fair value, higher investment banking fees and increased community development investment-related revenue.
On a client segment basis, revenue from Middle Market Banking was $3.1 billion, flat compared with the prior year. Revenue from Commercial Term Lending was $1.0 billion, an increase of $148 million, or 17%, and includes the impact of the purchase of a $3.5 billion loan portfolio during the third quarter of 2010 and higher net gains from asset sales. Mid-Corporate Banking revenue was $1.2 billion, an increase of $52 million, or 5%, compared with the prior year due to wider loan spreads, higher lending-related fees and higher investment banking fees offset partially by reduced loan balances. Real Estate Banking revenue was $460 million, flat compared with the prior year.

82	JPMorgan Chase & Co. / 2010 Annual Report

The provision for credit losses was $297 million, compared with $1.5 billion in the prior year. The decline was mainly due to stabilization in the credit quality of the loan portfolio and refinements to credit loss estimates. Net charge-offs were $909 million (0.94% net charge-off rate), compared with $1.1 billion (1.02% net charge-off rate) in the prior year. The allowance for loan losses to period-end loans retained was 2.61%, down from 3.12% in the prior year. Nonaccrual loans were $2.0 billion, a decrease of $801 million, or 29%, from the prior year.
Noninterest expense was $2.2 billion, an increase of $23 million, or 1%, compared with the prior year reflecting higher headcount-related expense partially offset by lower volume-related expense.
2009 compared with 2008
The following discussion of CB’s results reflects the September 25, 2008 acquisition of the commercial banking operations of Washington Mutual from the FDIC. The Washington Mutual transaction added approximately $44.5 billion in loans to the Commercial Term Lending, Real Estate Banking, and Other client segments in Commercial Banking.
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
On a client segment basis, revenue from Middle Market Banking was $3.1 billion, an increase of $116 million, or 4%, from the prior year due to higher liability balances, a shift to higher-spread liability products, wider loan spreads, higher lending- and deposit-related fees, and higher other income, partially offset by a narrowing of spreads on liability products and reduced loan balances. Revenue from Commercial Term Lending (a new client segment acquired in the Washington Mutual transaction encompassing multi-family and commercial mortgage loans) was $875 million, an increase of $632 million. Mid-Corporate Banking revenue was $1.1 billion, an increase of $181 million, or 20%, driven by higher investment banking fees, increased loan spreads, and higher lending- and deposit-related fees. Real Estate Banking revenue was $461 million, an increase of $48 million, or 12%, due to the impact of the Washington Mutual transaction.
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
Selected metrics

Year ended December 31, (in millions,
except headcount and ratio data)	2010	2009	2008

Selected balance sheet data (period-end):
Loans:
Loans retained	$97,900	$97,108	$115,130
Loans held-for-sale and loans at fair value	1,018	324	295

Total loans	$98,918	$97,432	$115,425
Equity	8,000	8,000	8,000
Selected balance sheet data (average):
Total assets	$133,654	$135,408	$114,299
Loans:
Loans retained	$96,584	$106,421	$81,931
Loans held-for-sale and loans at fair value	422	317	406

Total loans	$97,006	$106,738	$82,337
Liability balances(a)	138,862	113,152	103,121
Equity	8,000	8,000	7,251

Average loans by client segment:
Middle Market Banking	$35,059	$37,459	$42,193
Commercial Term Lending(b)	36,978	36,806	9,310
Mid-Corporate Banking	11,926	15,951	16,297
Real Estate Banking(b)	9,344	12,066	9,008
Other(b)(c)	3,699	4,456	5,529

Total Commercial Banking loans	$97,006	$106,738	$82,337

Headcount	4,881	4,151	5,206

Credit data and quality statistics:
Net charge-offs	$909	$1,089	$288
Nonaccrual loans:
Nonaccrual loans retained(d)	1,964	2,764	1,026
Nonaccrual loans held-for-sale and loans held at fair value	36	37	—

Total nonaccrual loans	2,000	2,801	1,026
Assets acquired in loan satisfactions	197	188	116

Total nonperforming assets	2,197	2,989	1,142
Allowance for credit losses:
Allowance for loan losses	2,552	3,025	2,826
Allowance for lending-related commitments	209	349	206

Total allowance for credit losses	2,761	3,374	3,032

Net charge-off rate	0.94%	1.02%	0.35%
Allowance for loan losses to period-end loans retained	2.61	3.12	2.45
Allowance for loan losses to average loans retained	2.64	2.84	3.04	(e)
Allowance for loan losses to nonaccrual loans retained	130	109	275
Nonaccrual loans to total period-end loans	2.02	2.87	0.89
Nonaccrual loans to total average loans	2.06	2.62	1.10	(e)

(a)	Liability balances include deposits, as well as deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.

(b)	2008 results reflect the partial year impact of the Washington Mutual transaction.

(c)	Other primarily includes lending activity within the Community Development Banking and Chase Capital segments.

(d)	Allowance for loan losses of $340 million, $581 million and $208 million were held against nonaccrual loans retained for the periods ended December 31, 2010, 2009, and 2008, respectively.

(e)	Average loans in the calculation of this ratio were adjusted to include $44.5 billion of loans acquired in the Washington Mutual transaction as if the transaction occurred on July 1, 2008. Excluding this adjustment, the unadjusted allowance for loan losses to average loans retained and nonaccrual loans to total average loans ratios would have been 3.45% and 1.25%, respectively, for the period ended December 31, 2008.

JPMorgan Chase & Co. / 2010 Annual Report	83

Management’s discussion and analysis
TREASURY & SECURITIES SERVICES

Treasury & Securities Services is a global leader in transaction, investment and information services. TSS is one of the world’s largest cash management providers and a leading global custodian. Treasury Services provides cash management, trade, wholesale card and liquidity products and services to small- and mid-sized companies, multinational corporations, financial institutions and government entities. TS partners with IB, CB, RFS and AM businesses to serve clients firmwide. Certain TS revenue is included in other segments’ results. Worldwide Securities Services holds, values, clears and services securities, cash and alternative investments for investors and broker-dealers, and manages depositary receipt programs globally.
Selected income statement data

Year ended December 31,
(in millions, except ratio data)	2010	2009	2008

Revenue
Lending- and deposit-related fees	$1,256	$1,285	$1,146
Asset management, administration and commissions	2,697	2,631	3,133
All other income	804	831	917

Noninterest revenue	4,757	4,747	5,196
Net interest income	2,624	2,597	2,938

Total net revenue	7,381	7,344	8,134

Provision for credit losses	(47)	55	82
Credit reimbursement to IB(a)	(121)	(121)	(121)

Noninterest expense
Compensation expense	2,734	2,544	2,602
Noncompensation expense	2,790	2,658	2,556
Amortization of intangibles	80	76	65

Total noninterest expense	5,604	5,278	5,223

Income before income tax expense	1,703	1,890	2,708
Income tax expense	624	664	941

Net income	$1,079	$1,226	$1,767

Revenue by business
Treasury Services	$3,698	$3,702	$3,779
Worldwide Securities Services	3,683	3,642	4,355

Total net revenue	$7,381	$7,344	$8,134

Financial ratios
ROE	17%	25%	47%
Overhead ratio	76	72	64
Pretax margin ratio	23	26	33

As of or for the year ended December 31,
(in millions, except headcount)	2010	2009	2008

Selected balance sheet data (period-end)
Loans(b)	$27,168	$18,972	$24,508
Equity	6,500	5,000	4,500

Selected balance sheet data (average)
Total assets	$42,494	$35,963	$54,563
Loans(b)	23,271	18,397	26,226
Liability balances	248,451	248,095	279,833
Equity	6,500	5,000	3,751

Headcount	29,073	26,609	27,070

(a)	IB credit portfolio group manages certain exposures on behalf of clients shared with TSS. TSS reimburses IB for a portion of the total cost of managing the credit portfolio. IB recognizes this credit reimbursement as a component of noninterest revenue.

(b)	Loan balances include wholesale overdrafts, commercial card and trade finance loans.
2010 compared with 2009
Net income was $1.1 billion, a decrease of $147 million, or 12%, from the prior year. These results reflected higher noninterest expense partially offset by the benefit from the provision for credit losses and higher net revenue.
Net revenue was $7.4 billion, an increase of $37 million, or 1%, from the prior year. Treasury Services net revenue was $3.7 billion, relatively flat compared with the prior year as lower spreads on liability products were offset by higher trade loan and card product volumes. Worldwide Securities Services net revenue was $3.7 billion, relatively flat compared with the prior year as higher market levels and net inflows of assets under custody were offset by lower spreads in securities lending, lower volatility on foreign exchange, and lower balances on liability products.
TSS generated firmwide net revenue of $10.3 billion, including $6.6 billion by Treasury Services; of that amount, $3.7 billion was recorded in Treasury Services, $2.6 billion in Commercial Banking and $247 million in other lines of business. The remaining $3.7 billion of firmwide net revenue was recorded in Worldwide Securities Services.
The provision for credit losses was a benefit of $47 million, compared with an expense of $55 million in the prior year. The decrease in the provision expense was primarily due to an improvement in credit quality.
Noninterest expense was $5.6 billion, up $326 million, or 6%, from the prior year. The increase was driven by continued investment in new product platforms, primarily related to international expansion and higher performance-based compensation.

84	JPMorgan Chase & Co. / 2010 Annual Report

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
Selected metrics

Year ended December 31,
(in millions, except ratio data)	2010	2009	2008

TSS firmwide disclosures
Treasury Services revenue – reported	$3,698	$3,702	$3,779
Treasury Services revenue reported in CB	2,632	2,642	2,648
Treasury Services revenue reported in other lines of business	247	245	299

Treasury Services firmwide revenue(a)	6,577	6,589	6,726
Worldwide Securities Services revenue	3,683	3,642	4,355

Treasury & Securities Services firmwide revenue(a)	$10,260	$10,231	$11,081
Treasury Services firmwide liability balances (average)(b)	$308,028	$274,472	$264,195
Treasury & Securities Services firmwide liability balances (average)(b)	387,313	361,247	382,947
TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(c)	55%	53%	50%
Treasury & Securities Services firmwide overhead ratio(c)	65	62	57

Selected metrics

As of or for the year ended
December 31,
(in millions, except ratio data
and where otherwise noted)	2010	2009	2008

Firmwide business metrics
Assets under custody (in billions)	$16,120	$14,885	$13,205

Number of:
U.S.$ ACH transactions originated	3,892	3,896	4,000
Total U.S.$ clearing volume (in thousands)	122,123	113,476	115,742
International electronic funds transfer volume (in thousands)(d)	232,453	193,348	171,036
Wholesale check volume	2,060	2,184	2,408
Wholesale cards issued (in thousands)(e)	29,785	27,138	22,784

Credit data and quality statistics
Net charge-offs/(recoveries)	$1	$19	$(2)
Nonaccrual loans	12	14	30
Allowance for credit losses:
Allowance for loan losses	65	88	74
Allowance for lending-related commitments	51	84	63

Total allowance for credit losses	116	172	137
Net charge-off/(recovery) rate	—%	0.10%	(0.01)%
Allowance for loan losses to period-end loans	0.24	0.46	0.30
Allowance for loan losses to average loans	0.28	0.48	0.28
Allowance for loan losses to nonaccrual loans	NM	NM	247
Nonaccrual loans to period-end loans	0.04	0.07	0.12
Nonaccrual loans to average loans	0.05	0.08	0.11

(a)	TSS firmwide revenue includes foreign exchange (“FX”) revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB. However, some of the FX revenue associated with TSS customers who are FX customers of IB is not included in TS and TSS firmwide revenue. The total FX revenue generated was $636 million, $661 million and $880 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)	Firmwide liability balances include liability balances recorded in CB.

(c)	Overhead ratios have been calculated based on firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in IB for TSS-related FX activity are not included in this ratio.

(d)	International electronic funds transfer includes non-U.S. dollar Automated Clearing House (“ACH”) and clearing volume.

(e)	Wholesale cards issued and outstanding include U.S. domestic commercial, stored value, prepaid and government electronic benefit card products.

JPMorgan Chase & Co. / 2010 Annual Report	85

Management’s discussion and analysis
ASSET MANAGEMENT

Asset Management, with assets under supervision of $1.8 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity, including money market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
Selected income statement data

Year ended December 31,
(in millions, except ratios)	2010	2009	2008

Revenue
Asset management, administration and commissions	$6,374	$5,621	$6,004
All other income	1,111	751	62

Noninterest revenue	7,485	6,372	6,066
Net interest income	1,499	1,593	1,518

Total net revenue	8,984	7,965	7,584

Provision for credit losses	86	188	85

Noninterest expense
Compensation expense	3,763	3,375	3,216
Noncompensation expense	2,277	2,021	2,000
Amortization of intangibles	72	77	82

Total noninterest expense	6,112	5,473	5,298

Income before income tax expense	2,786	2,304	2,201
Income tax expense	1,076	874	844

Net income	$1,710	$1,430	$1,357

Revenue by client segment
Private Banking(a)	$4,860	$4,320	$4,189
Institutional	2,180	2,065	1,775
Retail	1,944	1,580	1,620

Total net revenue	$8,984	$7,965	$7,584

Financial ratios
ROE	26%	20%	24%
Overhead ratio	68	69	70
Pretax margin ratio	31	29	29

(a)	Private Banking is a combination of the previously disclosed client segments: Private Bank, Private Wealth Management and JPMorgan Securities.
2010 compared with 2009
Net income was $1.7 billion, an increase of $280 million, or 20%, from the prior year, due to higher net revenue and a lower provision for credit losses, largely offset by higher noninterest expense.
Net revenue was a record $9.0 billion, an increase of $1.0 billion, or 13%, from the prior year. Noninterest revenue was $7.5 billion, an increase of $1.1 billion, or 17%, due to the effect of higher market levels, net inflows to products with higher margins, higher loan originations, and higher performance fees. Net interest income was $1.5 billion, down by $94 million, or 6%, from the prior year, due to narrower deposit spreads, largely offset by higher deposit and loan balances.
Revenue from Private Banking was $4.9 billion, up 13% from the prior year due to higher loan originations, higher deposit and loan balances, the effect of higher market levels and net inflows to products with higher margins, partially offset by narrower deposit spreads. Revenue from Institutional was $2.2 billion, up 6% due to the effect of higher market levels, partially offset by liquidity outflows. Revenue from Retail was $1.9 billion, up 23% due to the effect of higher market levels and net inflows to products with higher margins, partially offset by lower valuations of seed capital investments.
The provision for credit losses was $86 million, compared with $188 million in the prior year, reflecting an improving credit environment.
Noninterest expense was $6.1 billion, an increase of $639 million, or 12%, from the prior year, resulting from increased headcount and higher performance-based compensation.
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
Revenue from Private Banking was $4.3 billion, up 3% from the prior year due to wider loan spreads and higher deposit balances, offset largely by the effect of lower market levels. Revenue from Institutional was $2.1 billion, up 16% due to higher valuations of seed capital investments and net inflows, offset partially by the effect of lower market levels. Revenue from Retail was $1.6 billion, down 2% due to the effect of lower market levels, offset largely by higher valuations of seed capital investments.
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

86	JPMorgan Chase & Co. / 2010 Annual Report

Selected metrics

As of or for the year ended December 31,
(in millions, except headcount, ranking
data, and where
otherwise noted)	2010	2009	2008

Business metrics
Number of:
Client advisors	2,245	1,934	1,840
Retirement planning services participants (in thousands)	1,580	1,628	1,531
JPMorgan Securities brokers(a)	415	376	324

% of customer assets in 4 & 5 Star Funds(b)	49%	42%	42%

% of AUM in 1st and 2nd quartiles:(c)
1 year	67%	57%	54%
3 years	72%	62%	65%
5 years	80%	74%	76%

Selected balance sheet data (period-end)
Loans	$44,084	$37,755	$36,188
Equity	6,500	7,000	7,000

Selected balance sheet data (average)
Total assets	$65,056	$60,249	$65,550
Loans	38,948	34,963	38,124
Deposits	86,096	77,005	70,179
Equity	6,500	7,000	5,645

Headcount	16,918	15,136	15,339

Credit data and quality statistics
Net charge-offs	$76	$117	$11
Nonaccrual loans	375	580	147
Allowance for credit losses:
Allowance for loan losses	267	269	191
Allowance for lending- related commitments	4	9	5

Total allowance for credit losses	$271	$278	$196

Net charge-off rate	0.20%	0.33%	0.03%
Allowance for loan losses to period-end loans	0.61	0.71	0.53
Allowance for loan losses to average loans	0.69	0.77	0.50
Allowance for loan losses to nonaccrual loans	71	46	130
Nonaccrual loans to period-end loans	0.85	1.54	0.41
Nonaccrual loans to average loans	0.96	1.66	0.39

(a)	JPMorgan Securities was formerly known as Bear Stearns Private Client Services prior to January 1, 2010.
(b)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.
(c)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

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

J.P. Morgan Asset Management has two high-level measures of its overall fund performance.
•	Percentage of assets under management in funds rated 4 and 5 stars (three year). Mutual fund rating services rank funds based on their risk-adjusted performance over various periods. A 5 star rating is the best and represents the top 10% of industry wide ranked funds. A 4 star rating represents the next 22% of industry wide ranked funds. The worst rating is a 1 star rating.

•	Percentage of assets under management in first- or second- quartile funds (one, three and five years). Mutual fund rating services rank funds according to a peer-based performance system, which measures returns according to specific time and fund classification (small-, mid-, multi- and large-cap).

JPMorgan Chase & Co. / 2010 Annual Report	87

Management’s discussion and analysis
Assets under supervision
2010 compared with 2009
Assets under supervision were $1.8 trillion at December 31, 2010, an increase of $139 billion, or 8%, from the prior year. Assets under management were $1.3 trillion, an increase of $49 billion, or 4%, due to the effect of higher market levels and net inflows in long-term products, largely offset by net outflows in liquidity products. Custody, brokerage, administration and deposit balances were $542 billion, up by $90 billion, or 20%, due to custody and brokerage inflows and the effect of higher market levels. The Firm also has a 41% interest in American Century Companies, Inc., whose AUM totaled $103 billion and $86 billion at December 31, 2010 and 2009, respectively; these are excluded from the AUM above.
2009 compared with 2008
Assets under supervision were $1.7 trillion at December 31, 2009, an increase of $205 billion, or 14%, from the prior year. Assets under management were $1.2 trillion, an increase of $116 billion, or 10%, from the prior year. The increases were due to the effect of higher market valuations and inflows in fixed income and equity products offset partially by outflows in cash products. Custody, brokerage, administration and deposit balances were $452 billion, up by $89 billion, due to the effect of higher market levels on custody and brokerage balances, and brokerage inflows in Private Banking. The Firm also had a 42% interest in American Century Companies, Inc. at December 31, 2009, whose AUM totaled $86 billion and $70 billion at December 31, 2009 and 2008, respectively; these are excluded from the AUM above.

Assets under supervision(a)
As of or for the year ended
December 31, (in billions)	2010	2009	2008

Assets by asset class
Liquidity	$497	$591	$613
Fixed income	289	226	180
Equities and multi-asset	404	339	240
Alternatives	108	93	100

Total assets under management	1,298	1,249	1,133
Custody/brokerage/administration/ deposits	542	452	363

Total assets under supervision	$1,840	$1,701	$1,496

Assets by client segment
Private Banking(b)	$284	$270	$258
Institutional	686	709	681
Retail	328	270	194

Total assets under management	$1,298	$1,249	$1,133

Private Banking(b)	$731	$636	$552
Institutional	687	710	682
Retail	422	355	262

Total assets under supervision	$1,840	$1,701	$1,496

Assets by geographic region
December 31, (in billions)	2010	2009	2008

U.S./Canada	$862	$837	$798
International	436	412	335

Total assets under management	$1,298	$1,249	$1,133

U.S./Canada	$1,271	$1,182	$1,084
International	569	519	412

Total assets under supervision	$1,840	$1,701	$1,496

Mutual fund assets by asset class
Liquidity	$446	$539	$553
Fixed income	92	67	41
Equities and multi-asset	169	143	92
Alternatives	7	9	7

Total mutual fund assets	$714	$758	$693

Assets under management rollforward
Year ended December 31, (in billions)	2010	2009	2008

Beginning balance, January 1	$1,249	$1,133	$1,193
Net asset flows:
Liquidity	(89)	(23)	210
Fixed income	50	34	(12)
Equities, multi-asset and alternatives	19	17	(47)
Market/performance/other impacts(c)	69	88	(211)

Ending balance, December 31	$1,298	$1,249	$1,133

Assets under supervision rollforward
Beginning balance, January 1	$1,701	$1,496	$1,572
Net asset flows	28	50	181
Market/performance/other impacts(c)	111	155	(257)

Ending balance, December 31	$1,840	$1,701	$1,496

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm had a 41%, 42% and 43% ownership at December 31, 2010, 2009 and 2008, respectively.
(b)	Private Banking is a combination of the previously disclosed client segments: Private Bank, Private Wealth Management and JPMorgan Securities.
(c)	Includes $15 billion for assets under management and $68 billion for assets under supervision, which were acquired in the Bear Stearns merger in the second quarter of 2008.

88	JPMorgan Chase & Co. / 2010 Annual Report

CORPORATE/PRIVATE EQUITY

The Corporate/Private Equity sector comprises Private Equity, Treasury, the Chief Investment Office, corporate staff units and expense that is centrally managed. Treasury and the Chief Investment Office manage capital, liquidity and structural risks of the Firm. The corporate staff units include Central Technology and Operations, Internal Audit, Executive Office, Finance, Human Resources, Marketing & Communications, Legal & Compliance, Corporate Real Estate and General Services, Risk Management, Corporate Responsibility and Strategy & Development. Other centrally managed expense includes the Firm’s occupancy and pension-related expense, net of allocations to the business.
Selected income statement data

Year ended December 31,
(in millions, except headcount)	2010	2009	2008

Revenue
Principal transactions(a)	$2,208	$1,574	$(3,588)
Securities gains(b)	2,898	1,139	1,637
All other income(c)	253	58	1,673

Noninterest revenue	5,359	2,771	(278)
Net interest income	2,063	3,863	347

Total net revenue(d)	7,422	6,634	69

Provision for credit losses	14	80	447 (j)

Provision for credit losses – accounting conformity(e)	—	—	1,534

Noninterest expense Compensation expense	2,357	2,811	2,340
Noncompensation expense(f)	8,788	3,597	1,841
Merger costs	—	481	432

Subtotal	11,145	6,889	4,613
Net expense allocated to other businesses	(4,790)	(4,994)	(4,641)

Total noninterest expense	6,355	1,895	(28)

Income/(loss) before income tax expense/(benefit) and extraordinary gain	1,053	4,659	(1,884)
Income tax expense/(benefit)(g)	(205)	1,705	(535)

Income/(loss) before extraordinary gain	1,258	2,954	(1,349)
Extraordinary gain(h)	—	76	1,906

Net income	$1,258	$3,030	$557

Total net revenue
Private equity	$1,239	$18	$(963)
Corporate	6,183	6,616	1,032

Total net revenue	$7,422	$6,634	$69

Net income/(loss)
Private equity	$588	$(78)	$(690)
Corporate(i)	670	3,108	1,247

Total net income	$1,258	$3,030	$557

Headcount	20,030	20,119	23,376

(a)	Included losses on preferred equity interests in Fannie Mae and Freddie Mac in 2008.
(b)	Included gain on sale of MasterCard shares in 2008.
(c)	Included a gain from the dissolution of the Chase Paymentech Solutions joint venture and proceeds from the sale of Visa shares in its initial public offering in 2008.

(d)	Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $226 million, $151 million and $57 million for 2010, 2009 and 2008, respectively.
(e)	Represents an accounting conformity credit loss reserve provision related to the acquisition of Washington Mutual Bank’s banking operations.
(f)	Includes litigation expense of $5.7 billion for 2010, compared with net benefits of $0.3 billion and $1.0 billion for 2009 and 2008, respectively. Included in the net benefits were a release of credit card litigation reserves in 2008 and insurance recoveries related to settlement of the Enron and WorldCom class action litigations. Also included a $675 million FDIC special assessment during 2009.
(g)	Includes tax benefits recognized upon the resolution of tax audits.
(h)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. The acquisition resulted in negative goodwill, and accordingly, the Firm recognized an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion.
(i)	2009 and 2008 included merger costs and the extraordinary gain related to the Washington Mutual transaction, as well as items related to the Bear Stearns merger, including merger costs, asset management liquidation costs and JPMorgan Securities broker retention expense.
(j)	In November 2008, the Firm transferred $5.8 billion of higher quality credit card loans from the legacy Chase portfolio to a securitization trust previously established by Washington Mutual (“the Trust”). As a result of converting higher credit quality Chase-originated on-book receivables to the Trust’s seller’s interest which had a higher overall loss rate reflective of the total assets within the Trust, approximately $400 million of incremental provision expense was recorded during the fourth quarter of 2008. This incremental provision expense was recorded in the Corporate segment as the action related to the acquisition of Washington Mutual’s banking operations. For further discussion of credit card securitizations, see Note 16 on pages 244–259 of this Annual Report.
2010 compared with 2009
Net income was $1.3 billion compared with $3.0 billion in the prior year. The decrease was driven by higher litigation expense, partially offset by higher net revenue.
Net income for Private Equity was $588 million, compared with a net loss of $78 million in the prior year, reflecting the impact of improved market conditions on certain investments in the portfolio. Net revenue was $1.2 billion compared with $18 million in the prior year, reflecting private equity gains of $1.3 billion compared with losses of $54 million. Noninterest expense was $323 million, an increase of $182 million, driven by higher compensation expense.
Net income for Corporate was $670 million, compared with $3.1 billion in the prior year. Current year results reflect after-tax litigation expense of $3.5 billion, lower net interest income and trading gains, partially offset by a higher level of securities gains, primarily driven by repositioning of the portfolio in response to changes in the interest rate environment and to rebalance exposure. The prior year included merger-related net loss of $635 million and a $419 million FDIC assessment.

JPMorgan Chase & Co. / 2010 Annual Report	89

Management’s discussion and analysis

2009 compared with 2008
Net income was $3.0 billion compared with $557 million in the prior year. The increase was driven by higher net revenue, partially offset by higher litigation expense.
Net loss for Private Equity was $78 million compared with a net loss of $690 million in the prior year. Net revenue was $18 million, an increase of $981 million, reflecting private equity losses of $54 million compared with losses of $894 million. Noninterest expense was $141 million, an increase of $21 million.
Net income for Corporate, including merger-related items, was $3.1 billion, compared with $1.2 billion in the prior year. Results in 2009 reflected higher levels of trading gains, net interest income and an after-tax gain of $150 million from the sale of MasterCard shares, partially offset by $635 million merger-related losses, a $419 million FDIC special assessment, lower securities gains and the absence of the $1.9 billion extraordinary gain related to the Washington Mutual merger in 2008. Trading gains and net interest income increased due to the Chief Investment Office’s (“CIO”) significant purchases of mortgage-backed securities guaranteed by U.S. government agencies, corporate debt securities, U.S. Treasury and government agency securities and other asset-backed securities. These investments were generally associated with the management of interest rate risk and investment of cash resulting from the excess funding the Firm continued to experience during 2009. The increase in securities was partially offset by sales of higher-coupon instruments (part of repositioning the investment portfolio) as well as prepayments and maturities.
After-tax results in 2008 included $955 million in proceeds from the sale of Visa shares in its initial public offering and $627 million from the dissolution of the Chase Paymentech Solutions joint venture. These items were partially offset by losses of $642 million on preferred securities of Fannie Mae and Freddie Mac, a $248 million charge related to the offer to repurchase auction-rate securities and $211 million net merger costs.
Treasury and CIO
Selected income statement and balance sheet data

As of or for the year ended December 31,
(in millions)	2010	2009	2008

Securities gains(a)	$2,897	$1,147	$1,652
Investment securities portfolio (average)	323,673	324,037	113,010
Investment securities portfolio (ending)	310,801	340,163	192,564
Mortgage loans (average)	9,004	7,427	7,059
Mortgage loans (ending)	10,739	8,023	7,292

(a)	Results for 2008 included a gain on the sale of MasterCard shares. All periods reflect repositioning of the Corporate investment securities portfolio.
For further information on the investment securities portfolio, see Note 3 and Note 12 on pages 170–187 and 214–218, respectively, of this Annual Report. For further information on CIO VaR and the Firm’s earnings-at-risk, see the Market Risk Management section on pages 142–146 of this Annual Report.
Private Equity Portfolio
Selected income statement and balance sheet data

As of or for the year ended December 31,
(in millions)	2010	2009	2008

Private equity gains/(losses)
Realized gains	$1,409	$109	$1,717
Unrealized gains/(losses)(a)	(302)	(81)	(2,480)

Total direct investments	1,107	28	(763)
Third-party fund investments	241	(82)	(131)

Total private equity gains/(losses)(b)	$1,348	$(54)	$(894)

Private equity portfolio information(c)
Direct investments
Publicly held securities
Carrying value	$875	$762	$483
Cost	732	743	792
Quoted public value	935	791	543
Privately held direct securities
Carrying value	5,882	5,104	5,564
Cost	6,887	5,959	6,296
Third-party fund investments(d)
Carrying value	1,980	1,459	805
Cost	2,404	2,079	1,169

Total private equity portfolio
Carrying value	$8,737	$7,325	$6,852
Cost	$10,023	$8,781	$8,257

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.
(b)	Included in principal transactions revenue in the Consolidated Statements of Income.
(c)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 170–187 of this Annual Report.
(d)	Unfunded commitments to third-party equity funds were $1.0 billion, $1.5 billion and $1.4 billion at December 31, 2010, 2009 and 2008, respectively.
2010 compared with 2009
The carrying value of the private equity portfolio at December 31, 2010, was $8.7 billion, up from $7.3 billion at December 31, 2009. The portfolio increase was primarily due to incremental follow-on investments. The portfolio represented 6.9% of the Firm’s stockholders’ equity less goodwill at December 31, 2010, up from 6.3% at December 31, 2009.
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

90	JPMorgan Chase & Co./2010 Annual Report

INTERNATIONAL OPERATIONS

In 2010, the Firm reported approximately $22.2 billion of revenue involving clients, customers and counterparties residing outside of the United States. Of that amount, approximately 64% was derived from Europe/Middle East/Africa (“EMEA”), approximately 26% from Asia Pacific, approximately 8% from Latin America/Caribbean, and the balance from other geographies outside the United States.
The Firm is committed to further expanding its wholesale businesses (IB, AM and TSS) outside the United States and intends to add additional client-serving bankers, as well as product and sales support personnel, to address the needs of the Firm’s clients located in these regions.
With a comprehensive and coordinated international business strategy and growth plan, efforts and investments for growth will be accelerated and prioritized.
Set forth below are certain key metrics related to the Firm’s wholesale international operations including, for each of EMEA, Latin America/Caribbean and Asia Pacific, the number of countries in each such region in which it operates, front office headcount, number of clients and selected revenue and balance sheet data. For additional information regarding international operations, see Note 33 on page 290 of this Annual Report.

Asia Pacific	Latin America/ Caribbean	EMEA
•     2010 revenue of $5.8 billion

•     2005 – 2010 CAGR: 15%

•     Operating in 16 countries in the region

•     6 new offices opened in 2010

•     Headcount of 15,419(a)

•     4,366 front office

•     450+ significant clients(b)

•     $49.1 billion in deposits(c)

•     $20.6 billion in loans outstanding(d)

•     $118 billion in AUM

•     2010 revenue of $1.8 billion

•     2005 – 2010 CAGR: 13%

•     Operating in 8 countries in the region

•     2 new offices opened in 2010

•     Headcount of 1,770(a)

•     1,024 front office

•     160+ significant clients(b)

•     $1.7 billion in deposits(c)

•     $16.5 billion in loans outstanding(d)

•     $32 billion in AUM

•     2010 revenue of $14.1 billion

•     2005 – 2010 CAGR: 13%

•     Operating in 33 countries in the region

•     5 new offices opened in 2010

•     Headcount of 16,312(a)

•     6,192 front office

•     940+ significant clients(b)

•     $135.8 billion in deposits(c)

•     $27.9 billion in loans outstanding(d)

•     $281 billion in AUM

(a)	Total headcount includes employees and, in certain cases, contractors whose functions are considered integral to the operations of the business. Employees in offshore service centers supporting line of business operations in each region are also included.
(b)	Significant clients defined as a company with over $1 million in international revenue in the region (excludes private banking clients).
(c)	Deposits reflect average balances and are based on booking location.
(d)	Loans outstanding reflect period-end balances, are based on client domicile, and exclude loans held-for-sale and loans carried at fair value.
The following graphs provide the wholesale international revenue and net income for the periods indicated.

(a)	Based on wholesale international operations (RFS and CS are excluded from this analysis).

JPMorgan Chase & Co. / 2010 Annual Report	91

Management’s discussion and analysis

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data

December 31, (in millions)	2010	2009

Assets
Cash and due from banks	$27,567	$26,206
Deposits with banks	21,673	63,230
Federal funds sold and securities purchased under resale agreements	222,554	195,404
Securities borrowed	123,587	119,630
Trading assets:
Debt and equity instruments	409,411	330,918
Derivative receivables	80,481	80,210
Securities	316,336	360,390
Loans	692,927	633,458
Allowance for loan losses	(32,266)	(31,602)

Loans, net of allowance for loan losses	660,661	601,856
Accrued interest and accounts receivable	70,147	67,427
Premises and equipment	13,355	11,118
Goodwill	48,854	48,357
Mortgage servicing rights	13,649	15,531
Other intangible assets	4,039	4,621
Other assets	105,291	107,091

Total assets	$2,117,605	$2,031,989

Liabilities
Deposits	$930,369	$938,367
Federal funds purchased and securities loaned or sold under repurchase agreements	276,644	261,413
Commercial paper	35,363	41,794
Other borrowed funds	57,309	55,740
Trading liabilities:
Debt and equity instruments	76,947	64,946
Derivative payables	69,219	60,125
Accounts payable and other liabilities	170,330	162,696
Beneficial interests issued by consolidated VIEs	77,649	15,225
Long-term debt	247,669	266,318

Total liabilities	1,941,499	1,866,624
Stockholders’ equity	176,106	165,365

Total liabilities and stockholders’ equity	$2,117,605	$2,031,989

Consolidated Balance Sheets overview
Total assets were $2.1 trillion, up by $85.6 billion from December 31, 2009. The increase was primarily a result of higher trading assets – debt and equity instruments, principally due to improved market activity; higher loans, largely due to the January 1, 2010, adoption of accounting guidance related to VIEs; and higher federal funds sold and securities purchased under resale agreements, predominantly due to higher financing volume in IB. These increases were partially offset by a reduction in deposits with banks, as market stress eased from the end of 2009.
Total liabilities were $1.9 trillion, up by $74.9 billion. The increase was predominantly a result of higher beneficial interests issued by consolidated VIEs, due to the adoption of the accounting guidance related to VIEs.
Stockholders’ equity was $176.1 billion, up by $10.7 billion. The increase was driven predominantly by net income, partially offset by the cumulative effect of changes in accounting principles as a result of the adoption of the accounting guidance related to the consolidation of VIEs.
The following is a discussion of the significant changes in the specific line captions of the Consolidated Balance Sheets from December 31, 2009.
Deposits with banks; federal funds sold and securities purchased under resale agreements; and
securities borrowed
The Firm uses these instruments as part of its liquidity management activities; to manage its cash positions and risk-based capital requirements; and to support its trading and risk management activities. In particular, securities purchased under resale agreements and securities borrowed are used to provide funding or liquidity to clients by purchasing and borrowing their securities for the short term. The decrease in deposits with banks was largely due to lower deposits with the Federal Reserve Banks and lower interbank lending, as market stress eased from the end of 2009. Securities purchased under resale agreements increased, predominantly due to higher financing volume in IB. For additional information on the Firm’s Liquidity Risk Management, see pages 110–115 of this Annual Report.
Trading assets and liabilities – debt and equity instruments
Debt and equity trading instruments are used primarily for market-making activity. These instruments consist predominantly of fixed-income securities, including government and corporate debt; equity securities, including convertible securities; loans, including prime mortgage and other loans warehoused by RFS and IB for sale or securitization purposes and accounted for at fair value; and physical commodities inventories carried at the lower of cost or fair value. Trading assets – debt and equity instruments increased, principally due to improved market activity, primarily in equity securities, foreign debt and physical commodities. Trading liabilities – debt and equity instruments increased, largely due to higher levels of positions to facilitate customer trading. For additional information, refer to Note 3 on pages 170–187 of this Annual Report.
Trading assets and liabilities – derivative receivables and payables
The Firm uses derivative instruments predominantly for market-making activity. Derivatives enable customers and the Firm to manage their exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its credit exposure. Derivative receivables were flat compared with the prior year. Derivative payables increased, reflecting tighter credit spreads, appreciation of the U.S. dollar and higher commodity derivatives balances (driven by increasing commodity prices and the RBS Sempra acquisition). For additional information, refer to Derivative contracts on pages 125–128, and

92	JPMorgan Chase & Co. / 2010 Annual Report

Note 3 and Note 6 on pages 170–187 and 191–199, respectively, of this Annual Report.
Securities
Substantially all of the securities portfolio is classified as available-for-sale (“AFS”) and used primarily to manage the Firm’s exposure to interest rate movements and to invest cash resulting from excess funding positions. Securities decreased, largely due to repositioning of the portfolio in Corporate, in response to changes in the interest rate environment and to rebalance exposures. The repositioning reduced U.S. government agency securities and increased non-U.S. mortgage-backed securities. The adoption of the new accounting guidance related to VIEs, which resulted in the elimination of retained AFS securities issued by Firm-sponsored credit card securitization trusts, also contributed to the decrease. For information related to securities, refer to the Corporate/Private Equity segment on pages 89–90, and Note 3 and Note 12 on pages 170–187 and 214–218, respectively, of this Annual Report.
Loans and allowance for loan losses
The Firm provides loans to a variety of customers, from large corporate and institutional clients to individual consumers. Loans and the allowance for loan losses increased as a result of the Firm’s adoption of accounting guidance related to VIEs at January 1, 2010. Excluding the impact of the adoption of the new accounting guidance, loans decreased due to the continued runoff of the residential real estate loans and credit card balances. The decrease was partially offset by an increase in wholesale loans, mainly in TSS and AM.
The allowance for loan losses, excluding the impact of this adoption, decreased primarily due to a decline in the credit card and wholesale allowance. The decrease was offset partially by an increase in the consumer (excluding credit card) allowance.
For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 116–141, and Notes 3, 4, 14 and 15 on pages 170–187, 187–189, 220–238 and 239–243, respectively, of this Annual Report.
Accrued interest and accounts receivable
This line caption consists of accrued interest receivables from interest-earning assets; receivables from customers (primarily from activities related to IB’s Prime Services business); receivables from brokers, dealers and clearing organizations; and receivables from failed securities sales. Accrued interest and accounts receivable increased, reflecting higher customer receivables in IB’s Prime Services business due to increased client activity. The increase was offset partially by the elimination of retained securitization interests upon the adoption of the new accounting guidance that resulted in the consolidation of Firm-sponsored credit card securitization trusts. For a more detailed discussion of the adoption, see Note 1 and Note 16 on pages 164–165 and 244–259, respectively, of this Annual Report.
Premises and equipment
The Firm’s premises and equipment consist of land, buildings, leasehold improvements, furniture and fixtures, hardware and software, and other equipment. The increase in premises and equipment was primarily due to the purchase of two buildings, one in New York and one in London; investments in hardware, software and other equipment also contributed to the increase. The increase was partially offset by the related depreciation and amortization of these assets.
Goodwill
Goodwill arises from business combinations and represents the excess of the purchase price of an acquired entity or business over the fair values assigned to assets acquired and liabilities assumed. The increase in goodwill was largely due to the acquisition of RBS Sempra Commodities’ global oil, global metal, and European power and gas businesses by IB; and the purchase of a majority interest in Gávea Investimentos, a leading alternative asset management company in Brazil, by AM. For additional information on goodwill, see Note 17 on pages 260–263 of this Annual Report.
Mortgage servicing rights
MSRs represent the fair value of future cash flows for performing specified mortgage-servicing activities (predominantly related to residential mortgages) for others. MSRs are either purchased from third parties or retained upon the sale or securitization of mortgage loans. Servicing activities include collecting principal, interest and escrow payments from borrowers; making tax and insurance payments on behalf of borrowers; monitoring delinquencies and executing foreclosure proceedings; and accounting for and remitting principal and interest payments to the related investors of the mortgage-backed securities. MSRs decreased, predominantly due to a significant decline in market interest rates during 2010, as well as from servicing portfolio runoff and dispositions of MSRs. These decreases were partially offset by increases related to sales in RFS of originated loans for which servicing rights were retained. For additional information on MSRs, see Note 3 and Note 17 on pages 170–187 and 260–263, respectively, of this Annual Report
Other intangible assets
Other intangible assets consist of purchased credit card relationships, other credit card–related intangibles, core deposit intangibles and other intangibles. The decrease in other intangible assets was predominately due to amortization, partially offset by an increase resulting from the aforementioned Gávea Investimentos transaction. For additional information on other intangible assets, see Note 17 on pages 260–263 of this Annual Report.
Other assets
Other assets consist of private equity and other investments, cash collateral pledged, corporate and bank-owned life insurance policies, assets acquired in loan satisfactions (including real estate owned) and all other assets. At December 31, 2010, other assets were relatively flat compared with December 31, 2009.

JPMorgan Chase & Co. / 2010 Annual Report	93

Management’s discussion and analysis

Deposits
Deposits represent a liability to customers, both retail and wholesale, related to non-brokerage funds held on their behalf. Deposits are classified by location (U.S. and non-U.S.), whether they are interest- or noninterest-bearing, and by type (i.e., demand, money-market, savings, time or negotiable order of withdrawal accounts). Deposits provide a stable and consistent source of funding for the Firm. Deposits decreased, reflecting a decline in wholesale funding due to the Firm’s lower funding needs, and lower deposit levels in TSS. These factors were offset partially by net inflows from existing customers and new business in CB, RFS and AM. For more information on deposits, refer to the RFS and AM segment discussions on pages 72–78 and 86–88, respectively; the Liquidity Risk Management discussion on pages 110–115; and Note 3 and Note 19 on pages 170–187 and 263–264, respectively, of this Annual Report. For more information on wholesale liability balances, which includes deposits, refer to the CB and TSS segment discussions on pages 82–83 and 84–85, respectively, of this Annual Report.
Federal funds purchased and securities loaned or sold under repurchase agreements
The Firm uses these instruments as part of its liquidity management activities and to support its trading and risk management activities. In particular, federal funds purchased and securities loaned or sold under repurchase agreements are used as short-term funding sources and to make securities available to clients for their short-term liquidity purposes. Securities sold under repurchase agreements increased, largely due to increased levels of activity in IB, partially offset by a decrease in CIO repositioning activities. For additional information on the Firm’s Liquidity Risk Management, see pages 110–115 of this Annual Report.
Commercial paper and other borrowed funds
The Firm uses commercial paper and other borrowed funds in its liquidity management activities to meet short-term funding needs, and in connection with a TSS liquidity management product, whereby excess client funds are transferred into commercial paper overnight sweep accounts. Commercial paper and other borrowed funds, which includes advances from Federal Home Loan Banks (“FHLBs”), decreased due to lower funding requirements. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 110–115, and Note 20 on page 264 of this Annual Report.
Accounts payable and other liabilities
Accounts payable and other liabilities consist of payables to customers (primarily from activities related to IB’s Prime Services business); payables to brokers, dealers and clearing organizations; payables from failed securities purchases; accrued expense, including interest-bearing liabilities; and all other liabilities, including litigation reserves and obligations to return securities received as collateral. Accounts payable and other liabilities increased due to additional litigation reserves, largely for mortgage-related matters.
Beneficial interests issued by consolidated VIEs
Beneficial interests issued by consolidated VIEs represent interest-bearing beneficial-interest liabilities, which increased, predominantly due to the Firm’s adoption of accounting guidance related to VIEs, partially offset by maturities of $24.9 billion related to Firm-sponsored credit card securitization trusts. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Off–Balance Sheet Arrangements and Contractual Cash Obligations below, and Note 16 and Note 22 on pages 244–259 and 265–266, respectively, of this Annual Report.
Long-term debt
The Firm uses long-term debt (including trust-preferred capital debt securities) to provide cost-effective and diversified sources of funds and as critical components of the Firm’s liquidity and capital management activities. Long-term debt decreased, due to lower funding requirements. Maturities and redemptions totaled $53.4 billion during 2010 and were partially offset by new issuances of $36.0 billion. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 110–115, and Note 22 on pages 265–266 of this Annual Report.
Stockholders’ equity
Total stockholders’ equity increased, predominantly due to net income, and net issuances and commitments to issue under the Firm’s employee stock-based compensation plans. The increase was partially offset by the impact of the adoption of the new accounting guidance related to VIEs, which resulted in a reduction of $4.5 billion, driven by the establishment of an allowance for loan losses of $7.5 billion (pretax) related to receivables predominantly held in credit card securitization trusts that were consolidated at the adoption date. Also partially offsetting the increase were stock repurchases; the purchase of the remaining interest in a consolidated subsidiary from noncontrolling shareholders; and the declaration of cash dividends on common and preferred stock. For a more detailed discussion of the adoption of new consolidated guidance related to VIEs, see Notes 1 and 16 on pages 164–165 and 244–259, respectively, of this Annual Report.

94	JPMorgan Chase & Co. / 2010 Annual Report

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

JPMorgan Chase is involved with several types of off–balance sheet arrangements, including through unconsolidated special-purpose entities (“SPEs”), which are a type of VIE, and through lending-related financial instruments (e.g., commitments and guarantees).
Special-purpose entities
SPEs are the most common type of VIE, used in securitization transactions to isolate certain assets and distribute related cash flows to investors. The basic SPE structure involves a company selling assets to the SPE. The SPE funds the purchase of those assets by issuing securities to investors in the form of commercial paper, short-term asset-backed notes, medium-term notes and other forms of interest. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.
As a result of new accounting guidance, certain VIEs were consolidated on the Firm’s Consolidated Balance Sheets effective January 1, 2010. Nevertheless, SPEs continue to be an important part of the financial markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. These arrangements are integral to the markets for mortgage-backed securities, commercial paper and other asset-backed securities.
JPMorgan Chase uses SPEs as a source of liquidity for itself and its clients by securitizing financial assets, and by creating investment products for clients. The Firm is involved with SPEs through multi-seller conduits, investor intermediation activities, and loan securitizations. See Note 16 on pages 244–259 for further information on these types of SPEs.
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
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., were downgraded below specific levels, primarily “P-1”, “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The aggregate amount of these liquidity commitments, to both consolidated and nonconsolidated SPEs, were $34.2 billion at both December 31, 2010 and 2009. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment or, in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
Special-purpose entities revenue
The following table summarizes certain revenue information related to consolidated and nonconsolidated VIEs with which the Firm has significant involvement. The revenue reported in the table below primarily represents contractual servicing and credit fee income (i.e., fee income from acting as administrator, structurer or liquidity provider). It does not include gains and losses from changes in the fair value of trading positions (such as derivative transactions) entered into with VIEs. Those gains and losses are recorded in principal transactions revenue.
Revenue from VIEs and Securitization Entities(a)

Year ended December 31,
(in millions)	2010	2009	2008

Multi-seller conduits	$240	$460	$314
Investor intermediation	49	34	22
Other securitization entities(b)	2,005	2,510	1,742

Total	$2,294	$3,004	$2,078

(a)	Includes revenue associated with both consolidated VIEs and significant nonconsolidated VIEs.
(b)	Excludes servicing revenue from loans sold to and securitized by third parties.
Loan modifications
The Firm modifies certain loans that it services, and that were sold to off-balance sheet SPEs, pursuant to the U.S. Treasury’s Making Home Affordable (“MHA”) programs and the Firm’s other loss mitigation programs. See Consumer Credit Portfolio on pages 129–138 of this Annual Report for more details on these loan modifications.
Off-balance sheet lending-related financial instruments and other guarantees
JPMorgan Chase uses lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the Firm’s maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Lending-related commitments on page 128 and Note 30 on pages 275–280 of this Annual Report.
The accompanying table presents, as of December 31, 2010, the amounts by contractual maturity of off–balance sheet lending-related financial instruments and other guarantees. The amounts in the table for credit card and home equity lending-related commitments represent the total available credit for these products.

JPMorgan Chase & Co. / 2010 Annual Report	95

Management’s discussion and analysis

The Firm has not experienced, and does not anticipate, that all available lines of credit for these products would be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property or when there has been a demonstrable decline in the creditworthiness of the borrower. The accompanying table excludes certain guarantees that do not have a contractual maturity date (e.g., loan sale and securitization-related indemnification obligations). For further discussion, see discussion of Loan sale and securitization-related indemnification obligations in Note 30 on pages 275–280 of this Annual Report.

Off-balance sheet lending-related financial instruments and other guarantees

By remaining maturity at December 31,	2010					2009
(in millions)	2011	2012-2013	2014-2015	After 2015	Total	Total

Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$617	$3,100	$5,936	$6,407	$16,060	$19,246
Home equity – junior lien	1,125	7,169	10,742	9,645	28,681	37,231
Prime mortgage	1,266	—	—	—	1,266	1,654
Subprime mortgage	—	—	—	—	—	—
Auto	5,095	144	6	1	5,246	5,467
Business banking	9,116	264	85	237	9,702	9,040
Student and other	76	6	—	497	579	2,189

Total consumer, excluding credit card	17,295	10,683	16,769	16,787	61,534	74,827

Credit card	547,227	—	—	—	547,227	569,113

Total consumer	564,522	10,683	16,769	16,787	608,761	643,940

Wholesale:
Other unfunded commitments to extend credit(a)(b)(c)	62,786	99,698	32,177	5,198	199,859	192,145
Asset purchase agreements(b)	—	—	—	—	—	22,685
Standby letters of credit and other financial guarantees(a)(c)(d)(e)	25,346	48,408	16,729	4,354	94,837	91,485
Unused advised lines of credit	34,354	9,154	373	839	44,720	35,673
Other letters of credit(a)(e)	3,903	2,304	456	—	6,663	5,167

Total wholesale	126,389	159,564	49,735	10,391	346,079	347,155

Total lending-related	$690,911	$170,247	$66,504	$27,178	$954,840	$991,095

Other guarantees
Securities lending indemnifications(f)	$181,717	$—	$—	$—	$181,717	$170,777
Derivatives qualifying as guarantees(g)	3,140	585	48,308	35,735	87,768	98,052	(i)
Other guarantees and commitments(h)	90	226	288	3,162	3,766	3,671

(a)	At December 31, 2010 and 2009, represents the contractual amount net of risk participations totaling $542 million and $643 million, respectively, for other unfunded commitments to extend credit; $22.4 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $1.1 billion and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(b)	Upon the adoption of the accounting guidance related to VIEs, $24.2 billion of lending-related commitments between the Firm and Firm-administered multi-seller conduits were eliminated upon consolidation. The decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments directly between the multi-seller conduits and clients; these unfunded commitments of the consolidated conduits are now included as off–balance sheet lending-related commitments of the Firm.
(c)	Includes credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $43.4 billion and $44.1 billion, at December 31, 2010 and 2009, respectively.
(d)	At December 31, 2010 and 2009, includes unissued standby letters of credit commitments of $41.6 billion and $38.4 billion, respectively.
(e)	At December 31, 2010 and 2009, JPMorgan Chase held collateral relating to $37.8 billion and $31.5 billion, respectively, of standby letters of credit; and $2.1 billion and $1.3 billion, respectively, of other letters of credit.
(f)	At December 31, 2010 and 2009, collateral held by the Firm in support of securities lending indemnification agreements totaled $185.0 billion and $173.2 billion, respectively. Securities lending collateral comprises primarily cash, and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.
(g)	Represents the notional amounts of derivative contracts qualifying as guarantees. For further discussion of guarantees, see Note 6 on pages 191–199 and Note 30 on pages 275–280 of this Annual Report.
(h)	Amounts include letters of credit hedged by derivative transactions and managed on a market risk basis.
(i)	The prior period has been revised to conform with current presentation.

96	JPMorgan Chase & Co. / 2010 Annual Report

Contractual cash obligations
In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. On-balance sheet obligations include deposits; secured and unsecured borrowings (both short- and long-term); beneficial interests issued by consolidated VIEs; current income taxes payable; accrued interest payments and certain employee benefit-related obligations. In addition, JPMorgan Chase has certain off-balance-sheet contractual obligations that may require future cash payments; these include unsettled reverse repurchase and securities borrowing agreements, future interest payments, noncancelable operating leases, capital expenditures related to real estate (including building purchase commitments) and equipment; equity investment commitments; and contracts to purchase future services.
The accompanying table summarizes, by remaining maturity, JPMorgan Chase’s significant contractual cash obligations at December 31, 2010. The contractual cash obligations included in the table below reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. The carrying amount of on-balance sheet obligations on the Consolidated Balance Sheets may differ from the amounts of the obligations reported below. Excluded are contingent payments associated with certain acquisitions, and loan repurchase liabilities. For a discussion of loan repurchase liabilities, see Repurchase liability on pages 98–101 of this Annual Report. For further discussion of other obligations, see the Notes to Consolidated Financial Statements in this Annual Report.

Contractual cash obligations

By remaining maturity at December 31,	2010					2009
(in millions)	2011	2012-2013	2014-2015	After 2015	Total	Total

On-balance sheet obligations
Deposits(a)	$910,802	$12,084	$4,139	$657	$927,682	$935,265
Federal funds purchased and securities loaned or sold under repurchase agreements	272,602	2,167	1,059	816	276,644	261,413
Commercial paper	35,363	—	—	—	35,363	41,794
Other borrowed funds(a)	33,758	8,833	4,030	915	47,536	50,398
Beneficial interests issued by consolidated VIEs	38,989	24,310	4,708	9,642	77,649	15,225
Long-term debt(a)	41,290	64,544	38,272	82,403	226,509	242,465
Current income taxes payable(b)	—	—	—	—	—	457
Other(c)	2,450	1,141	961	2,777	7,329	7,438

Total on-balance sheet obligations	1,335,254	113,079	53,169	97,210	1,598,712	1,554,455

Off-balance sheet obligations
Unsettled reverse repurchase and securities borrowing agreements(d)	39,927	—	—	—	39,927	48,187
Contractual interest payments(e)	12,887	13,089	9,297	43,181	78,454	77,015
Operating leases(f)	1,884	3,478	2,860	7,778	16,000	15,952
Building purchase commitments(g)	258	—	—	—	258	670
Equity investment commitments(h)	1,296	9	23	1,140	2,468	2,374
Contractual purchases and capital expenditures	1,384	701	335	402	2,822	3,104
Obligations under affinity and co-brand programs	990	2,002	1,475	1,334	5,801	6,898
Other	142	120	32	15	309	15

Total off-balance sheet obligations	58,768	19,399	14,022	53,850	146,039	154,215

Total contractual cash obligations	$1,394,022	$132,478	$67,191	$151,060	$1,744,751	$1,708,670

(a)	Excludes structured notes where the Firm is not obligated to return a stated amount of principal at the maturity of the notes, but is obligated to return an amount based on the performance of the structured notes.
(b)	2011 excludes the expected benefit of net prepayments of income taxes as of December 31, 2010.
(c)	Primarily includes deferred annuity contracts, pension and postretirement obligations and insurance liabilities.
(d)	For further information, refer to Unsettled reverse repurchase and securities borrowing agreements in Note 30 on page 278 of this Annual Report.
(e)	Includes accrued interest and future contractual interest obligations. Excludes interest related to structured notes where the Firm’s payment obligation is based on the performance of certain benchmarks.
(f)	Includes noncancelable operating leases for premises and equipment used primarily for banking purposes and for energy-related tolling service agreements. Excludes the benefit of noncancelable sublease rentals of $1.8 billion at both December 31, 2010 and 2009.
(g)	For further information, refer to Building purchase commitments in Note 30 on page 278 of this Annual Report.
(h)	At December 31, 2010 and 2009, includes unfunded commitments of $1.0 billion and $1.5 billion, respectively, to third-party private equity funds that are generally fair valued at net asset value as discussed in Note 3 on pages 170–187 of this Annual Report; and $1.4 billion and $897 million, respectively, to other equity investments.

JPMorgan Chase & Co. / 2010 Annual Report	97

Management’s discussion and analysis

Repurchase liability
In connection with the Firm’s loan sale and securitization activities with Fannie Mae and Freddie Mac (the “GSEs”) and other loan sale and private-label securitization transactions, the Firm has made representations and warranties that the loans sold meet certain requirements. For transactions with the GSEs, these representations relate to type of collateral, underwriting standards, validity of certain borrower representations in connection with the loan, primary mortgage insurance being in force for any mortgage loan with a loan-to-value ratio (“LTV”) greater than 80%, and the use of the GSEs’ standard legal documentation. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties; however, predominantly all of the repurchase demands received by the Firm and the Firm’s losses realized to date are related to loans sold to the GSEs.
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
From 2005 to 2008, Washington Mutual sold approximately $150 billion of loans to the GSEs subject to certain representations and warranties. Subsequent to the Firm’s acquisition of certain assets and liabilities of Washington Mutual from the FDIC in September 2008, the Firm resolved and/or limited certain current and future repurchase demands for loans sold to the GSEs by Washington Mutual, although it remains the Firm’s position that such obligations remain with the FDIC receivership. Nevertheless, certain payments have been made with respect to certain of the then current and future repurchase demands, and the Firm will continue to evaluate and may pay certain future repurchase demands related to individual loans. In addition to the payments already made, the Firm estimates it has a remaining repurchase liability of approximately $190 million as of December 31, 2010, relating to unresolved and future demands on loans sold to the GSEs by Washington Mutual. After consideration of this repurchase liability, the Firm believes that the remaining GSE repurchase exposure related to Washington Mutual presents minimal future risk to the Firm’s financial results.
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
From 2005 to 2008, the Firm and certain acquired entities sold or deposited approximately $450 billion of residential mortgage loans to securitization trusts in private-label securitizations they sponsored. In connection therewith certain representations and warranties were made related to these loans. With respect to the $165 billion of private-label securitizations originated by Washington Mutual, it is the Firm’s position that repurchase obligations remain with the FDIC receivership.
While the terms of the securitization transactions vary, they generally differ from loan sales to GSEs in that, among other things: (i) in order to direct the trustee to investigate loan files, the security holders must make a formal request for the trustee to do so, and typically, this requires agreement of the holders of a specified percentage of the outstanding securities; (ii) generally, the mortgage loans are not required to meet all GSE eligibility criteria; and (iii) in many cases, the party demanding repurchase is required to demonstrate that a loan-level breach of a representation or warranty has materially and adversely affected the value of the loan. Of the $450 billion originally sold or deposited (including $165 billion by Washington Mutual, as to which the Firm maintains the repurchase obligations remain with the FDIC receivership), approximately $180 billion of principal has been repaid. Approximately $80 billion of loans have been liquidated, with an average loss severity of 57%. The remaining outstanding principal balance of these loans as of December 31, 2010, was approximately $190 billion.
To date, loan-level repurchase demands in private-label securitizations have been limited. As a result, the Firm’s repurchase reserve primarily relates to loan sales to the GSEs and is predominantly derived from repurchase activity with the GSEs. While it is possible that the volume of repurchase demands in private-label securitizations will increase in the future, the Firm cannot offer a reasonable estimate of those future demands based on historical experience to date. Thus far, claims related to private-label securitizations (including from insurers that have guaranteed certain obligations of the securitization trusts) have generally manifested themselves through securities-related litigation. The Firm separately evaluates its exposure to such litigation in establishing its litigation reserves. For additional information regarding litigation, see Note 32 on pages 282–289 of this Annual Report.

98	JPMorgan Chase & Co. / 2010 Annual Report

Repurchase Demand Process
The Firm first becomes aware that a GSE is evaluating a particular loan for repurchase when the Firm receives a request from the GSE to review the underlying loan file (“file request”). Upon completing its review, the GSE may submit a repurchase demand to the Firm; historically, most file requests have not resulted in repurchase demands.
The primary reasons for repurchase demands from the GSEs relate to alleged misrepresentations primarily arising from: (i) credit quality and/or undisclosed debt of the borrower; (ii) income level and/or employment status of the borrower; and (iii) appraised value of collateral. Ineligibility of the borrower for the particular product, mortgage insurance rescissions and missing documentation are other reasons for repurchase demands. Beginning in 2009, mortgage insurers more frequently rescinded mortgage insurance coverage. The successful rescission of mortgage insurance typically results in a violation of representations and warranties made to the GSEs and, therefore, has been a significant cause of repurchase demands from the GSEs. The Firm actively reviews all rescission notices from mortgage insurers and contests them when appropriate.
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
Estimated Repurchase Liability
To estimate the Firm’s repurchase liability arising from breaches of representations and warranties, the Firm considers:
(i)	the level of current unresolved repurchase demands and mortgage insurance rescission notices,

(ii)	estimated probable future repurchase demands considering historical experience,

(iii)	the potential ability of the Firm to cure the defects identified in the repurchase demands (“cure rate”),

(iv)	the estimated severity of loss upon repurchase of the loan or collateral, make-whole settlement, or indemnification,

(v)	the Firm’s potential ability to recover its losses from third-party originators, and

(vi)	the terms of agreements with certain mortgage insurers and other parties.
Based on these factors, the Firm has recognized a repurchase liability of $3.3 billion and $1.7 billion, including the Washington Mutual liability described above, as of December 31, 2010, and 2009, respectively.

The following table provides information about outstanding repurchase demands and mortgage insurance rescission notices, excluding those related to Washington Mutual, at each of the five most recent quarter-end dates. Due to the rate at which developments have occurred in this area, management does not believe that it would be useful or meaningful to report quarterly information for periods prior to the quarter ended December 31, 2009; the most meaningful trends are those which are more recent.
Outstanding repurchase demands and mortgage insurance rescission notices by counterparty type

	December 31,	September 30,	June 30,	March 31,	December 31,
(in millions)	2010	2010	2010	2010	2009

GSEs and other	$ 1,071	$ 1,063	$ 1,331	$ 1,358	$ 1,339
Mortgage insurers	624	556	998	1,090	865
Overlapping population(a)	(63)	(69)	(220)	(232)	(169)

Total	$ 1,632	$ 1,550	$ 2,109	$ 2,216	$ 2,035

(a)	Because the GSEs may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an unresolved repurchase demand.

Probable future repurchase demands are generally estimated based on loans that are or ever have been 90 days past due. The Firm estimates probable future repurchase demands by considering the unpaid principal balance of these delinquent loans and expected repurchase demand rates based on historical experience and data, including the age of the loan when it first became delinquent. Through the first three quarters of 2010, the Firm experienced a sustained trend of increased file requests and repurchase demands from the GSEs across most vintages, including the 2005-2008 vintages, in spite of improved delinquency statistics and the aging of the 2005-2008 vintages. File requests from the GSEs, excluding those related to Washington Mutual, and private investors decreased by 29% between the second and third quarters of 2009 and remained relatively stable through the fourth quarter of 2009. After this period of decline and relative stability, file requests from the GSEs and private investors then experienced quarter over quarter increases of 5%, 18% and 15% in the first, second and third quarters of 2010, respectively. The number of file requests received from the GSEs and private investors decreased in the fourth quarter of 2010, but the level of file requests continues to be elevated and volatile.
The Firm expects that the change in GSE behavior that it began to observe earlier in 2010 will alter the historical relationship between

JPMorgan Chase & Co. / 2010 Annual Report	99

Management’s discussion and analysis

delinquencies and repurchase demands. In response to these changing trends, in the third quarter of 2010, the Firm refined its estimate of probable future repurchase demands by separately forecasting near-term repurchase demands (using outstanding file requests) and longer-term repurchase demands (considering delinquent loans for which no file request has been received). The Firm believes that this refined estimation process produces a better estimate of probable future repurchase demands since it directly incorporates the Firm’s recent file request experience. The Firm also believes that the refined estimation process will better reflect emerging trends in file requests as well as the relationship between file requests and ultimate repurchase demands. This refinement in the Firm’s estimation process resulted in a higher estimated amount of probable future demands from the GSEs, and this revised future repurchase demand assumption, along with an overall increase in repurchase demands from the GSEs during 2010, were the primary drivers of the $1.6 billion increase in the Firm’s repurchase liability during 2010.

The following tables show the trend in repurchase demands and mortgage insurance rescission notices received by loan origination vintage, excluding those related to Washington Mutual, for the five most recent quarters. Due to the rate at which developments have occurred in this area, management does not believe that it would be useful or meaningful to report quarterly information for periods prior to the quarter ended December 31, 2009; the most meaningful trends are those which are more recent.
Quarterly repurchase demands received by loan origination vintage

	December 31,	September 30,	June 30,	March 31,	December 31,
(in millions)	2010	2010	2010	2010	2009

Pre-2005	$38	$31	$35	$16	$12
2005	72	67	94	50	40
2006	195	185	234	189	166
2007	537	498	521	403	425
2008	254	191	186	98	157
Post-2008	65	46	53	20	26

Total repurchase demands received	$1,161	$1,018	$1,123	$776	$826

Quarterly mortgage insurance rescission notices received by loan origination vintage

	December 31,	September 30,	June 30,	March 31,	December 31,
(in millions)	2010	2010	2010	2010	2009

Pre-2005	$3	$4	$4	$2	$3
2005	7	5	7	18	22
2006	40	39	39	57	50
2007	113	105	155	203	221
2008	49	44	52	60	69
Post-2008	1	—	—	—	—

Total mortgage insurance rescissions received(a)	$213	$197	$257	$340	$365

(a)	Mortgage insurance rescissions may ultimately result in a repurchase demand from the GSEs on a lagged basis. This table includes mortgage insurance rescissions where the GSEs have also issued a repurchase demand.

Because the Firm has demonstrated an ability to cure certain types of defects more frequently than others (e.g., missing documents), trends in the types of defects identified as well as the Firm’s historical data are considered in estimating the future cure rate. During 2010, the Firm’s overall cure rate, excluding Washington Mutual loans, has been approximately 50%. While the actual cure rate may vary from quarter to quarter, the Firm expects that the overall cure rate will remain in the 40–50% range for the foreseeable future.
The Firm has not observed a direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss. Therefore, the loss severity assumption is estimated using the Firm’s historical experience and projections regarding home price appreciation. Actual loss severities on finalized repurchases and “make-whole” settlements, excluding any related to Washington Mutual loans, currently average approximately 50%, but may vary from quarter to quarter based on the characteristics of the underlying loans and changes in home prices.

100	JPMorgan Chase & Co. / 2010 Annual Report

When a loan was originated by a third-party correspondent, the Firm typically has the right to seek a recovery of related repurchase losses from the correspondent originator. Correspondent-originated loans comprise approximately 40 percent of loans underlying outstanding repurchase demands, excluding those related to Washington Mutual. The Firm experienced a decrease in third-party recoveries from late 2009 into 2010. However, the actual third-party recovery rate may vary from quarter to quarter based upon the underlying mix of correspondents (e.g., active, inactive, out-of-business) from which recoveries are being sought.
The Firm is engaged in discussions with various mortgage insurers on their rights and practices of rescinding mortgage insurance coverage. The Firm has entered into agreements with two mortgage insurers to resolve their claims on certain portfolios for which the Firm is a servicer. The impact of these agreements is reflected in the repurchase liability and the disclosed outstanding mortgage insurance rescission notices as of December 31, 2010.
Substantially all of the estimates and assumptions underlying the Firm’s methodology for computing its recorded repurchase liability–including factors such as the amount of probable future demands from purchasers (which is in part based on historical experience), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties–require application of a significant level of management judgment. Estimating the repurchase liability is further complicated by limited and rapidly changing historical data and uncertainty surrounding numerous external factors, including: (i) economic factors (e.g., further declines in home prices and changes in borrower behavior may lead to increases in the number of defaults, the severity of losses, or both), and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties, such as the GSEs and mortgage insurers. While the Firm uses the best information available to it in estimating its repurchase liability, the estimation process is inherently uncertain, imprecise and potentially volatile as additional information is obtained and external factors continue to evolve.
The following table summarizes the change in the repurchase liability for each of the periods presented.
Summary of changes in repurchase liability

Year ended December 31,
(in millions)	2010		2009		2008

Repurchase liability at beginning of period	$1,705		$1,093		$15
Realized losses(a)	(1,423)		(1,253	)(c)	(155)
Provision for repurchase losses	3,003		1,865		1,233	(d)

Repurchase liability at end of period	$3,285	(b)	$1,705		$1,093

(a)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. For the years ended December 31, 2010, 2009 and 2008, make-whole settlements were $632 million, $277 million and $34 million, respectively.
(b)	Includes $190 million at December 31, 2010, related to future demands on loans sold by Washington Mutual to the GSEs.
(c)	Includes the Firm’s resolution of certain current and future repurchase demands for certain loans sold by Washington Mutual. The unpaid principal balance of loans related to this resolution is not included in the table below, which summarizes the unpaid principal balance of repurchased loans.
(d)	Includes a repurchase liability assumed for certain loans sold by Washington Mutual; this assumed liability was reported as a reduction of the extraordinary gain rather than as a charge to the provision for repurchase losses.
The following table summarizes the total unpaid principal balance of repurchases during the periods indicated.
Unpaid principal balance of loan repurchases(a)

Year ended December 31, (in millions)	2010	2009	2008

Ginnie Mae(b)	$8,717	$6,966	$4,452
GSEs and other(c)(d)	1,790	1,019	587

Total	$10,507	$7,985	$5,039

(a)	Excludes mortgage insurers. While the rescission of mortgage insurance may ultimately trigger a repurchase demand, the mortgage insurers themselves do not present repurchase demands to the Firm.
(b)	In substantially all cases, these repurchases represent the Firm’s voluntary repurchase of certain delinquent loans from loan pools or packages as permitted by Ginnie Mae guidelines (i.e., they do not result from repurchase demands due to breaches of representations and warranties). In certain cases, the Firm repurchases these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, the FHA, RHA and/or the VA.
(c)	Predominantly all of the repurchases related to the GSEs.
(d)	Nonaccrual loans held-for-investment included $354 million and $218 million at December 31, 2010 and 2009, respectively, of loans repurchased as a result of breaches of representations and warranties.

JPMorgan Chase & Co. / 2010 Annual Report	101

Management’s discussion and analysis
CAPITAL MANAGEMENT

A strong capital position is essential to the Firm’s business strategy and competitive position. The Firm’s capital strategy focuses on long-term stability, which enables it to build and invest in market-leading businesses, even in a highly stressed environment. Senior management considers the implications on the Firm’s capital strength prior to making any decision on future business activities. Capital and earnings are inextricably linked, as earnings directly affect capital generation for the Firm. In addition to considering the Firm’s earnings outlook, senior management evaluates all sources and uses of capital and makes decisions to vary sources or uses to preserve the Firm’s capital strength.
The Firm’s capital management objectives are to hold capital sufficient to:
•	Cover all material risks underlying the Firm’s business activities;
•	Maintain “well-capitalized” status under regulatory requirements;
•	Achieve debt rating targets;
•	Remain flexible to take advantage of future opportunities; and
•	Build and invest in businesses, even in a highly stressed environment.
To meet these objectives, the Firm maintains a robust and disciplined capital adequacy assessment process, which is performed quarterly, and which is intended to enable the Firm to remain well-capitalized and fund ongoing operations under adverse conditions. The process assesses the potential impact of alternative economic and business scenarios on earnings and capital for the Firm’s businesses individually and in the aggregate over a rolling three-year period. Economic scenarios, and the parameters underlying those scenarios, are defined centrally and applied uniformly across the businesses. These scenarios are articulated in terms of macroeconomic factors, which are key drivers of business results; global market shocks, which generate short-term but severe trading losses; and operational risk events, which generate significant one-time losses. However, even when defining a broad range of scenarios, realized events can always be worse. Accordingly, management considers additional stresses outside these scenarios as necessary. The Firm utilized this capital adequacy process in completing the Federal Reserve Comprehensive Capital Plan. The assessment of capital adequacy is also evaluated together with the Firm’s Liquidity Risk Management processes. For further information on the Firm’s liquidity risk management, see pages 110–115 of this Annual Report.
The quality and composition of capital are key factors in senior management’s evaluation of the Firm’s capital adequacy. Accordingly, the Firm holds a significant amount of its capital in the form of common equity. The Firm uses three capital disciplines:
•	Regulatory capital – The capital required according to standards stipulated by U.S. bank regulatory agencies.
•	Economic risk capital – A bottom-up assessment of the underlying risks of the Firm’s business activities, utilizing internal risk-assessment methodologies.
•	Line of business equity – The amount of equity the Firm believes each business segment would require if it were operating independently, which incorporates sufficient capital to address economic risk measures, regulatory capital requirements and capital levels for similarly rated peers.
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
In connection with the U.S. Government’s Supervisory Capital Assessment Program in 2009, U.S. banking regulators developed a new measure of capital, Tier 1 common, which is defined as Tier 1 capital less elements of Tier 1 capital not in the form of common equity – such as perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities. Tier 1 common, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common along with the other capital measures to assess and monitor its capital position.
At December 31, 2010 and 2009, JPMorgan Chase maintained Tier 1 and Total capital ratios in excess of the well-capitalized standards established by the Federal Reserve, as indicated in the tables below. In addition, the Firm’s Tier 1 common ratio was significantly above the 4% well-capitalized standard established at the time of the Supervisory Capital Assessment Program. For more information, see Note 29 on pages 273–274 of this Annual Report.

102	JPMorgan Chase & Co. / 2010 Annual Report

Risk-based capital ratios

December 31,	2010	2009

Tier 1 capital(a)	12.1%	11.1%
Total capital	15.5	14.8
Tier 1 leverage	7.0	6.9
Tier 1 common	9.8	8.8

(a)	On January 1, 2010, the Firm adopted accounting standards which required the consolidation of the Firm’s credit card securitization trusts, Firm-administered multi-seller conduits, and certain mortgage and other consumer securitization entities. Refer to Note 16 on pages 244–259 of this Annual Report for additional information about the impact to the Firm of the new guidance.
A reconciliation of Total stockholders’ equity to Tier 1 common capital, Tier 1 capital and Total qualifying capital is presented in the table below.
Risk-based capital components and assets

December 31, (in millions)	2010	2009

Tier 1 capital
Tier 1 common:
Total stockholders’ equity	$176,106	$165,365
Less: Preferred stock	7,800	8,152

Common stockholders’ equity	168,306	157,213
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common equity	(748)	75
Less: Goodwill(a)	46,915	46,630
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,261	912
Investments in certain subsidiaries and other	1,032	802
Other intangible assets(a)	3,587	3,660

Tier 1 common	114,763	105,284

Preferred stock	7,800	8,152
Qualifying hybrid securities and noncontrolling interests(b)	19,887	19,535

Total Tier 1 capital	142,450	132,971

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	25,018	28,977
Qualifying allowance for credit losses	14,959	15,296
Adjustment for investments in certain subsidiaries and other	(211)	(171)

Total Tier 2 capital	39,766	44,102

Total qualifying capital	$182,216	$177,073

Risk-weighted assets(c)(d)	$1,174,978	$1,198,006

Total adjusted average assets(e)	$2,024,515	$1,933,767

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.
(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
(c)	Risk-weighted assets consist of on– and off–balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On–balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off–balance sheet assets – such as lending-related commitments, guarantees, derivatives and other applicable off–balance sheet positions – are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on–balance sheet credit-equivalent amount, which is then risk-weighted based on the same factors used for on–balance sheet assets. Risk-weighted assets also incorporate a measure for the market risk related to applicable trading assets–debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

(d)	Includes off–balance sheet risk-weighted assets at December 31, 2010 and 2009, of $282.9 billion and $367.4 billion, respectively. Risk-weighted assets are calculated in accordance with U.S. federal regulatory capital standards.
(e)	Adjusted average assets, for purposes of calculating the leverage ratio, include total average assets adjusted for unrealized gains/(losses) on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.
The Firm’s Tier 1 common capital was $114.8 billion at December 31, 2010, compared with $105.3 billion at December 31, 2009, an increase of $9.5 billion. The increase was predominantly due to net income (adjusted for DVA) of $17.0 billion and net issuances and commitments to issue common stock under the Firm’s employee stock-based compensation plans of $2.8 billion. The increase was partially offset by $4.4 billion of cumulative effect adjustments to retained earnings that predominantly resulted from the adoption of new accounting guidance related to VIEs; $3.0 billion of common stock repurchases; $1.5 billion of dividends on common and preferred stock; and a $1.3 billion reduction related to the purchase of the remaining interest in a consolidated subsidiary from noncontrolling shareholders. The Firm’s Tier 1 capital was $142.5 billion at December 31, 2010, compared with $133.0 billion at December 31, 2009, an increase of $9.5 billion. The increase in Tier 1 capital reflected the increase in Tier 1 common and a net issuance of trust preferred capital debt securities, offset by the redemption of preferred stock.
For additional information regarding federal regulatory capital requirements and capital ratios of the Firm and the Firm’s significant banking subsidiaries at December 31, 2010 and 2009, see Note 29 on pages 273–274 of this Annual Report.
Basel II
The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision (“Basel I”). In 2004, the Basel Committee published a revision to the Accord (“Basel II”). The goal of the Basel II Framework is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published a final Basel II rule in December 2007, which requires JPMorgan Chase to implement Basel II at the holding company level, as well as at certain of its key U.S. bank subsidiaries.
Prior to full implementation of the new Basel II Framework, JPMorgan Chase is required to complete a qualification period of four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rule to the satisfaction of its primary U.S. banking regulators. The U.S. implementation timetable consists of the qualification period, starting no later than April 1, 2010, followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on current Basel I regulations. JPMorgan Chase is currently in the qualification period and expects to be in compliance with all relevant Basel II rules within the established timelines. In addition, the Firm has adopted, and will con-

JPMorgan Chase & Co. / 2010 Annual Report	103

Management’s discussion and analysis

tinue to adopt, based on various established timelines, Basel II rules in certain non-U.S. jurisdictions, as required.
Basel III
In addition to the Basel II Framework, on December 16, 2010, the Basel Committee issued the final version of the Capital Accord, called “Basel III”, which included narrowing the definition of capital, increasing capital requirements for specific exposures, introducing short-term liquidity coverage and term funding standards, and establishing an international leverage ratio. The Basel Committee also announced higher capital ratio requirements under Basel III which provide that the common equity requirement will be increased to 7%, comprised of a minimum of 4.5% plus a 2.5% capital conservation buffer.
In addition, the U.S. federal banking agencies have published for public comment proposed risk-based capital floors pursuant to the requirements of the Dodd-Frank Act to establish a permanent Basel I floor under Basel II / Basel III capital calculations.
The Firm fully expects to be in compliance with the higher Basel III capital standards when they become effective on January 1, 2019, as well as additional Dodd-Frank Act capital requirements when they are implemented. The Firm estimates that its Tier 1 common ratio under Basel III rules (including the changes for calculating capital on trading assets and securitizations) would be 7% as of December 31, 2010. This estimate reflects the Firm’s current understanding of the Basel III rules and their application to its businesses as currently conducted; accordingly, this estimate will evolve over time as the Firm’s businesses change and as a result of further rule-making on Basel III implementation from U.S. federal banking agencies. The Firm also believes it may need to modify the current liquidity profile of its assets and liabilities in response to the short-term liquidity coverage and term funding standards contained in Basel III. The Basel III revisions governing liquidity and capital requirements are subject to prolonged observation and transition periods. The observation period for the liquidity coverage ratio and term funding standards begins in 2011, with implementation in 2015 and 2018, respectively. The transition period for banks to meet the revised common equity requirement will begin in 2013, with implementation on January 1, 2019. The Firm will continue to monitor the ongoing rule-making process to assess both the timing and the impact of Basel III on its businesses and financial condition.
Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are J.P. Morgan Securities LLC (“JPMorgan Securities”; formerly J.P. Morgan Securities Inc.), and J.P. Morgan Clearing Corp. (“JPMorgan Clearing”). JPMorgan Securities became a limited liability company on September 1, 2010. JPMorgan Clearing is a subsidiary of JPMorgan Securities and provides clearing and settlement services. JPMorgan Securities and JPMorgan Clearing are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities and JPMorgan Clearing are also registered as futures commission merchants and subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”).
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At December 31, 2010, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $6.9 billion, exceeding the minimum requirement by $6.3 billion, and JPMorgan Clearing’s net capital was $5.7 billion, exceeding the minimum requirement by $3.9 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of December 31, 2010, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities, using internal risk-assessment methodologies. The Firm measures economic capital primarily based on four risk factors: credit, market, operational and private equity risk.

Economic risk capital	Yearly Average
Year ended December 31, (in billions)	2010	2009

Credit risk	$49.7	$51.3
Market risk	15.1	15.4
Operational risk	7.4	8.5
Private equity risk	6.2	4.7

Economic risk capital	78.4	79.9
Goodwill	48.6	48.3
Other(a)	34.5	17.7

Total common stockholders’ equity	$161.5	$145.9

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
Credit risk capital
Credit risk capital is estimated separately for the wholesale businesses (IB, CB, TSS and AM) and consumer businesses (RFS and CS).
Credit risk capital for the overall wholesale credit portfolio is defined in terms of unexpected credit losses, both from defaults and from declines in the portfolio value due to credit deterioration measured over a one-year period at a confidence level consistent with an “AA” credit rating standard. Unexpected losses are losses in excess of those for which allowances for credit losses are maintained. The capital methodology is based on several principal drivers of credit risk: exposure at default (or loan-equivalent amount), default likelihood, credit spreads, loss severity and portfolio correlation.

104	JPMorgan Chase & Co. / 2010 Annual Report

Credit risk capital for the consumer portfolio is based on product and other relevant risk segmentation. Actual segment-level default and severity experience are used to estimate unexpected losses for a one-year horizon at a confidence level consistent with an “AA” credit rating standard. See Credit Risk Management on pages 116–118 of this Annual Report for more information about these credit risk measures.
Market risk capital
The Firm calculates market risk capital guided by the principle that capital should reflect the risk of loss in the value of portfolios and financial instruments caused by adverse movements in market variables, such as interest and foreign exchange rates, credit spreads, and securities and commodities prices, taking into account the liquidity of the financial instruments. Results from daily VaR, biweekly stress-tests, issuer credit spreads and default risk calculations, as well as other factors, are used to determine appropriate capital levels. Market risk capital is allocated to each business segment based on its risk assessment. See Market Risk Management on pages 142–146 of this Annual Report for more information about these market risk measures.
Operational risk capital
Capital is allocated to the lines of business for operational risk using a risk-based capital allocation methodology which estimates operational risk on a bottom-up basis. The operational risk capital model is based on actual losses and potential scenario-based stress losses, with adjustments to the capital calculation to reflect changes in the quality of the control environment or the use of risk-transfer products. The Firm believes its model is consistent with the Basel II Framework. See Operational Risk Management on pages 147–148 of this Annual Report for more information about operational risk.
Private equity risk capital
Capital is allocated to privately- and publicly-held securities, third-party fund investments, and commitments in the private equity portfolio to cover the potential loss associated with a decline in equity markets and related asset devaluations. In addition to negative market fluctuations, potential losses in private equity investment portfolios can be magnified by liquidity risk. Capital allocation for the private equity portfolio is based on measurement of the loss experience suffered by the Firm and other market participants over a prolonged period of adverse equity market conditions.
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

Line of business equity
December 31, (in billions)	2010	2009

Investment Bank	$40.0	$33.0
Retail Financial Services	28.0	25.0
Card Services	15.0	15.0
Commercial Banking	8.0	8.0
Treasury & Securities Services	6.5	5.0
Asset Management	6.5	7.0
Corporate/Private Equity	64.3	64.2

Total common stockholders’ equity	$168.3	$157.2

Line of business equity	Yearly Average
(in billions)	2010	2009	2008

Investment Bank	$40.0	$33.0	$26.1
Retail Financial Services	28.0	25.0	19.0
Card Services	15.0	15.0	14.3
Commercial Banking	8.0	8.0	7.3
Treasury & Securities Services	6.5	5.0	3.8
Asset Management	6.5	7.0	5.6
Corporate/Private Equity	57.5	52.9	53.0

Total common stockholders’ equity	$161.5	$145.9	$129.1

Effective January 1, 2010, the Firm enhanced its line of business equity framework to better align equity assigned to the lines of business with changes anticipated to occur in each line of business, and to reflect the competitive and regulatory landscape. The lines of business are now capitalized based on the Tier 1 common standard, rather than the Tier 1 capital standard. In 2011, the Firm will further evaluate its line-of-business equity framework as appropriate to reflect future Basel III Tier 1 common capital requirements.

JPMorgan Chase & Co. / 2010 Annual Report	105

Management’s discussion and analysis

Capital actions
Dividends
On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009. The action enabled the Firm to retain approximately $5.5 billion in common equity in each of 2010 and 2009, and was taken to ensure the Firm had sufficient capital strength in the event the very weak economic conditions that existed at the beginning of 2009 deteriorated further. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.05 per share for each quarter of 2010 and 2009.
For information regarding dividend restrictions, see Note 23 and Note 28 on pages 267–268 and 273, respectively, of this Annual Report.
The following table shows the common dividend payout ratio based on reported net income.

Year ended December 31,	2010	2009	2008

Common dividend payout ratio	5%	9%	114%

Issuance
On June 5, 2009, the Firm issued $5.8 billion, or 163 million shares, of common stock at $35.25 per share. On September 30, 2008, the Firm issued $11.5 billion, or 284 million shares, of common stock at $40.50 per share. The proceeds from these issuances were used for general corporate purposes. For additional information regarding common stock, see Note 24 on page 268 of this Annual Report.
Capital Purchase Program
Pursuant to the U.S. Treasury’s Capital Purchase Program, on October 28, 2008, the Firm issued to the U.S. Treasury, for total proceeds of $25.0 billion, (i) 2.5 million shares of Series K Preferred Stock, and (ii) a Warrant to purchase up to 88,401,697 shares of the Firm’s common stock, at an exercise price of $42.42 per share, subject to certain antidilution and other adjustments. On June 17, 2009, the Firm redeemed all of the outstanding shares of Series K Preferred Stock and repaid the full $25.0 billion principal amount together with accrued dividends. The U.S. Treasury exchanged the Warrant for 88,401,697 warrants, each of which is a warrant to purchase a share of the Firm’s common stock at an exercise price of $42.42 per share, and, on December 11, 2009, sold the warrants in a secondary public offering for $950 million. The Firm did not purchase any of the warrants sold by the U.S. Treasury.
Stock repurchases
Under the stock repurchase program authorized by the Firm’s Board of Directors, the Firm is authorized to repurchase up to $10.0 billion of the Firm’s common stock plus the 88 million warrants sold by the U.S. Treasury in 2009. During 2009, the Firm did not repurchase any shares of its common stock or warrants. In the second quarter of 2010, the Firm resumed common stock repurchases, and during the year repurchased an aggregate of 78 million shares for $3.0 billion at an average price per share of $38.49. The Firm’s share repurchase activities in 2010 were intended to offset sharecount increases resulting from employee stock-based incentive awards and were consistent with the Firm’s goal of maintaining an appropriate sharecount. The Firm did not repurchase any of the warrants during 2010. As of December 31, 2010, $3.2 billion of authorized repurchase capacity remained with respect to the common stock, and all of the authorized repurchase capacity remained with respect to the warrants.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock and warrants in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock – for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.
The authorization to repurchase common stock and warrants will be utilized at management’s discretion, and the timing of purchases and the exact number of shares and warrants purchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, including through the use of Rule 10b5-1 programs; and may be suspended at any time.
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5, Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities, on pages 13–14 of JPMorgan Chase’s 2010 Form 10-K.

106	JPMorgan Chase & Co. / 2010 Annual Report

RISK MANAGEMENT

Risk is an inherent part of JPMorgan Chase’s business activities. The Firm’s risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks taken in its business activities. The Firm employs a holistic approach to risk management to ensure the broad spectrum of risk types are considered in managing its business activities. The Firm’s risk management framework is intended to create a culture of risk awareness and personal responsibility throughout the Firm where collaboration, discussion, escalation and sharing of information is encouraged.
The Firm’s overall risk appetite is established in the context of the Firm’s capital, earnings power, and diversified business model. The Firm employs a formal risk appetite framework to clearly link risk appetite and return targets, controls and capital management. The Firm’s CEO is responsible for setting the overall risk appetite of the Firm and the LOB CEOs are responsible for setting the risk appetite for their respective lines of business. The Risk Policy Committee of the Firm’s Board of Directors approves the risk appetite policy on behalf of the entire Board of Directors.
Risk governance
The Firm’s risk governance structure is based on the principle that each line of business is responsible for managing the risk inherent in its business, albeit with appropriate Corporate oversight. Each line of business risk committee is responsible for decisions regarding the business’ risk strategy, policies and controls.
Overlaying line of business risk management are four corporate functions with risk management–related responsibilities: Risk Management, the Chief Investment Office, Corporate Treasury, and Legal and Compliance.
Risk Management operates independently to provide oversight of firmwide risk management and controls, and is viewed as a partner in achieving appropriate business objectives. Risk Management coordinates and communicates with each line of business through the line of business risk committees and chief risk officers to manage risk. The Risk Management function is headed by the Firm’s Chief Risk Officer, who is a member of the Firm’s Operating Committee and who reports to the Chief Executive Officer and the Board of Directors, primarily through the Board’s Risk Policy Committee. The Chief Risk Officer is also a member of the line of business risk committees. Within the Firm’s Risk Management function are units responsible for credit risk, market risk, operational risk and private equity risk, as well as risk reporting, risk policy and risk technology and operations. Risk technology and operations is responsible for building the information technology infrastructure used to monitor and manage risk.
The Chief Investment Office and Corporate Treasury are responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, interest rate and foreign exchange risk, and other structural risks.
Legal and Compliance has oversight for legal and fiduciary risk.
In addition to the risk committees of the lines of business and the above-referenced risk management functions, the Firm also has an Investment Committee, an Asset-Liability Committee and three other risk-related committees – the Risk Working Group, the Global Counterparty Committee and the Markets Committee. All of these committees are accountable to the Operating Committee. The membership of these committees are composed of senior management of the Firm, including representatives of lines of business, Risk Management, Finance and other senior executives. The committees meet frequently to discuss a broad range of topics including, for example, current market conditions and other external events, risk exposures, and risk concentrations to ensure that the impact of risk factors are considered broadly across the Firm’s businesses.

JPMorgan Chase & Co. / 2010 Annual Report	107

Management’s discussion and analysis

The Asset-Liability Committee, chaired by the Corporate Treasurer, monitors the Firm’s overall interest rate risk and liquidity risk. ALCO is responsible for reviewing and approving the Firm’s liquidity policy and contingency funding plan. ALCO also reviews the Firm’s funds transfer pricing policy (through which lines of business “transfer” interest rate and foreign exchange risk to Corporate Treasury in the Corporate/Private Equity segment), earnings at risk, overall interest rate position, funding requirements and strategy, and the Firm’s securitization programs (and any required liquidity support by the Firm of such programs).
The Investment Committee, chaired by the Firm’s Chief Financial Officer, oversees global merger and acquisition activities undertaken by JPMorgan Chase for its own account that fall outside the scope of the Firm’s private equity and other principal finance activities.
The Risk Working Group, chaired by the Firm’s Chief Risk Officer, meets monthly to review issues that cross lines of business such as risk policy, risk methodology, risk concentrations, regulatory capital and other regulatory issues, and such other topics referred to it by line of business risk committees.
The Markets Committee, chaired by the Firm’s Chief Risk Officer, meets weekly to review, monitor and discuss significant risk matters, which may include credit, market and operational risk issues; market moving events; large transactions; hedging strategies; reputation risk; conflicts of interest; and other issues.
The Global Counterparty Committee, chaired by the Firm’s Chief Risk Officer, reviews exposures to counterparties when such exposure levels are above portfolio-established thresholds. The Committee meets quarterly to review total exposures with these counterparties, with particular focus on counterparty trading exposures to ensure that such exposures are deemed appropriate to support the Firm’s trading activities, and to direct changes in exposure levels as needed.
The Board of Directors exercises its oversight of risk management, principally through the Board’s Risk Policy Committee and Audit Committee. The Risk Policy Committee oversees senior management risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks. The Audit Committee is responsible for oversight of guidelines and policies that govern the process by which risk assessment and management is undertaken. In addition, the Audit Committee reviews with management the system of internal controls that is relied upon to provide reasonable assurance of compliance with the Firm’s operational risk management processes.

108	JPMorgan Chase & Co. / 2010 Annual Report

Risk monitoring and control
The Firm’s ability to properly identify, measure, monitor and report risk is critical to both its soundness and profitability.
•	Risk identification: The Firm’s exposure to risk through its daily business dealings, including lending and capital markets activities, is identified and aggregated through the Firm’s risk management infrastructure. In addition, individuals who manage risk positions, particularly those that are complex, are responsible for identifying and estimating potential losses that could arise from specific or unusual events that may not be captured in other models, and for communicating those risks to senior management.
•	Risk measurement: The Firm measures risk using a variety of methodologies, including calculating probable loss, unexpected loss and value-at-risk, and by conducting stress tests and making comparisons to external benchmarks. Measurement models and related assumptions are routinely subject to internal model review, empirical validation and benchmarking with the goal of ensuring that the Firm’s risk estimates are reasonable and reflective of the risk of the underlying positions.
•	Risk monitoring/control: The Firm’s risk management policies and procedures incorporate risk mitigation strategies and include approval limits by customer, product, industry, country and business. These limits are monitored on a daily, weekly and monthly basis, as appropriate.
•	Risk reporting: The Firm reports risk exposures on both a line of business and a consolidated basis. This information is reported to management on a daily, weekly and monthly basis, as appropriate. There are eight major risk types identified in the business activities of the Firm: liquidity risk, credit risk, market risk, interest rate risk, private equity risk, operational risk, legal and fiduciary risk, and reputation risk.

JPMorgan Chase & Co. / 2010 Annual Report	109

Management’s discussion and analysis
LIQUIDITY RISK MANAGEMENT

The ability to maintain surplus levels of liquidity through economic cycles is crucial to financial services companies, particularly during periods of adverse conditions. The Firm’s funding strategy is intended to ensure liquidity and diversity of funding sources to meet actual and contingent liabilities through both normal and stress periods.
JPMorgan Chase’s primary sources of liquidity include a diversified deposit base, which was $930.4 billion at December 31, 2010, and access to the equity capital markets and long-term unsecured and secured funding sources, including asset securitizations and borrowings from FHLBs. Additionally, JPMorgan Chase maintains large pools of highly-liquid unencumbered assets. The Firm actively monitors the availability of funding in the wholesale markets across various geographic regions and in various currencies. The Firm’s ability to generate funding from a broad range of sources in a variety of geographic locations and in a range of tenors is intended to enhance financial flexibility and limit funding concentration risk.
Management considers the Firm’s liquidity position to be strong, based on its liquidity metrics as of December 31, 2010, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on– and off–balance sheet obligations. The Firm was able to access the funding markets as needed during 2010 and throughout the recent financial crisis.
Governance
The Firm’s governance process is designed to ensure that its liquidity position remains strong. The Asset-Liability Committee reviews and approves the Firm’s liquidity policy and contingency funding plan. Corporate Treasury formulates and is responsible for executing the Firm’s liquidity policy and contingency funding plan as well as measuring, monitoring, reporting and managing the Firm’s liquidity risk profile. JPMorgan Chase centralizes the management of global funding and liquidity risk within Corporate Treasury to maximize liquidity access, minimize funding costs and enhance global identification and coordination of liquidity risk. This centralized approach involves frequent communication with the business segments, disciplined management of liquidity at the parent holding company, comprehensive market-based pricing of all assets and liabilities, continuous balance sheet monitoring, frequent stress testing of liquidity sources, and frequent reporting to and communication with senior management and the Board of Directors regarding the Firm’s liquidity position.
Liquidity monitoring
The Firm employs a variety of metrics to monitor and manage liquidity. One set of analyses used by the Firm relates to the timing of liquidity sources versus liquidity uses (e.g., funding gap analysis and parent holding company funding, which is discussed below). A second set of analyses focuses on ratios of funding and liquid collateral (e.g., measurements of the Firm’s reliance on short-term unsecured funding as a percentage of total liabilities, as well as analyses of the relationship of short-term unsecured funding to highly-liquid assets, the deposits-to-loans ratio and other balance sheet measures).
The Firm performs regular liquidity stress tests as part of its liquidity monitoring. The purpose of the liquidity stress tests is intended to ensure sufficient liquidity for the Firm under both idiosyncratic and systemic market stress conditions. These scenarios evaluate the Firm’s liquidity position across a full year horizon by analyzing the net funding gaps resulting from contractual and contingent cash and collateral outflows versus by the Firm’s ability to generate additional liquidity by pledging or selling excess collateral and issuing unsecured debt. The scenarios are produced for the parent holding company and major bank subsidiaries as well as the Firm’s major U.S. broker-dealer subsidiaries.
The idiosyncratic stress scenario employed by the Firm is a JPMorgan Chase-specific event that evaluates the Firm’s net funding gap after a short-term ratings downgrade from the current level of A-1+/P-1 to A-2/P-2. The systemic market stress scenario evaluates the Firm’s net funding gap during a period of severe market stress similar to market conditions in 2008 and assumes the Firm is not uniquely stressed versus its peers. The Firm’s liquidity position is strong under the Firm-defined stress scenarios outlined above.
Parent holding company
Liquidity monitoring on the parent holding company takes into consideration regulatory restrictions that limit the extent to which bank subsidiaries may extend credit to the parent holding company and other nonbank subsidiaries. Excess cash generated by parent holding company issuance activity is placed with both bank and nonbank subsidiaries in the form of deposits and advances to satisfy a portion of subsidiary funding requirements. The remainder of the excess cash is used to purchase liquid collateral through reverse repurchase agreements. As discussed below, the Firm’s liquidity management activities are also intended to ensure that its subsidiaries have the ability to generate replacement funding in the event the parent holding company requires repayment of the aforementioned deposits and advances.

110	JPMorgan Chase & Co. / 2010 Annual Report

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
Global Liquidity Reserve
In addition to the parent holding company, the Firm maintains a significant amount of liquidity – primarily at its bank subsidiaries, but also at its nonbank subsidiaries. The Global Liquidity Reserve represents consolidated sources of available liquidity to the Firm, including cash on deposit at central banks, and cash proceeds reasonably expected to be received in secured financings of highly liquid, unencumbered securities – such as government-issued debt, government- and FDIC-guaranteed corporate debt, U.S. government agency debt and agency mortgage-backed securities (“MBS”). The liquidity amount anticipated to be realized from secured financings is based on management’s current judgment and assessment of the Firm’s ability to quickly raise secured financings. The Global Liquidity Reserve also includes the Firm’s borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks from collateral pledged by the Firm to such banks. Although considered as a source of available liquidity, the Firm does not view borrowing capacity at the Federal Reserve Bank discount window and various other central banks as a primary source of funding. As of December 31, 2010, the Global Liquidity Reserve was approximately $262 billion.
In addition to the Global Liquidity Reserve, the Firm has significant amounts of other high-quality, marketable securities available to raise liquidity, such as corporate debt and equity securities.
Basel III
On December 16, 2010, the Basel Committee published the final Basel III rules pertaining to capital and liquidity requirements, including minimum standards for short-term liquidity coverage – the liquidity coverage ratio (the “LCR”) – and term funding – the net stable funding ratio (the “NSFR”). These minimum standards will be phased in over time. The observation period for both the LCR and the NSFR commences in 2011, with implementation in 2015 and 2018, respectively. For more information, see the discussion on Basel III on page 104 of this Annual Report.
Funding
Sources of funds
A key strength of the Firm is its diversified deposit franchise, through the RFS, CB, TSS and AM lines of business, which provides a stable source of funding and decreases reliance on the wholesale markets. As of December 31, 2010, total deposits for the Firm were $930.4 billion, compared with $938.4 billion at December 31, 2009. Average total deposits for the Firm were $881.1 billion during 2010, compared with $882.0 billion during 2009. The Firm typically experiences higher deposit balances at period ends driven by higher seasonal customer deposit inflows. A significant portion of the Firm’s deposits are retail deposits (40% and 38% at December 31, 2010 and 2009, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. A significant portion of the Firm’s wholesale deposits are also considered stable sources of funding due to the nature of the relationships from which they are generated, particularly customers’ operating service relationships with the Firm. As of December 31, 2010, the Firm’s deposits-to-loans ratio was 134%, compared with 148% at December 31, 2009. The decline in the Firm’s deposits-to-loans ratio was predominately due to an increase in loans resulting from the January 1, 2010, implementation of new accounting guidance related to VIEs. The impact of the new accounting guidance on the deposits-to-loans ratio was partially offset by continued attrition of the heritage Washington Mutual residential loan and credit card loan portfolios. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 69–88 and 92–94, respectively, of this Annual Report. For a more detailed discussion of the adoption of the new accounting guidance, see Note 1 on pages 164–165 of this Annual Report.
Additional sources of funding include a variety of unsecured and secured short-term and long-term instruments. Short-term unsecured funding sources include federal funds and Eurodollars purchased, certificates of deposit, time deposits, commercial paper and bank notes. Long-term unsecured funding sources include long-term debt, trust preferred capital debt securities, preferred stock and common stock.

JPMorgan Chase & Co. / 2010 Annual Report	111

Management’s discussion and analysis

The Firm’s short-term secured sources of funding consist of securities loaned or sold under agreements to repurchase and borrowings from the Chicago, Pittsburgh and San Francisco FHLBs. Secured long-term funding sources include asset-backed securitizations, and borrowings from the Chicago, Pittsburgh and San Francisco FHLBs.
Funding markets are evaluated on an ongoing basis to achieve an appropriate global balance of unsecured and secured funding at favorable rates.
Short-term funding
The Firm’s reliance on short-term unsecured funding sources such as federal funds and Eurodollars purchased, certificates of deposit, time deposits, commercial paper and bank notes is limited.
Total commercial paper liabilities for the Firm were $35.4 billion as of December 31, 2010, compared with $41.8 billion as of December 31, 2009. However, of those totals, $29.2 billion and $28.7 billion as of December 31, 2010 and 2009, respectively, originated from deposits that customers chose to sweep into commercial paper liabilities as a cash management product offered by the Firm. Therefore, commercial paper liabilities sourced from wholesale funding markets were $6.2 billion as of December 31, 2010, compared with $13.1 billion as of December 31, 2009. There were no material differences between the average and year-end balances of commercial paper outstanding for the year ended and as of December 31, 2010.
Securities loaned or sold under agreements to repurchase are secured predominantly by high quality securities collateral, including government-issued debt, agency debt and agency MBS. The balances of securities loaned or sold under agreements to repurchase, which constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements, was $273.3 billion as of December 31, 2010, compared with $253.5 billion as of December 31, 2009. There were no material differences between the average and year-end balances of securities loaned or sold under agreements to repurchase for the year ended and as of December 31, 2010. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the Firm’s matched book activity; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and trading portfolios); and other market and portfolio factors. For additional information, see the Balance Sheet Analysis on pages 92–94, Note 13 on page 219 and Note 20 on page 264 of this Annual Report.
The short-term portion of total other borrowed funds for the Firm was $34.3 billion as of December 31, 2010, compared with $32.9 billion as of December 31, 2009. There were no material differences between the average and year-end balances of other borrowed funds for the year ended and as of December 31, 2010.
For additional information, see the table for Short-term and other borrowed funds on page 299 of this Annual Report.
Long-term funding and issuance
During 2010, the Firm issued $36.1 billion of long-term debt, including $17.1 billion of senior notes issued in the U.S. market, $2.9 billion of senior notes issued in the non-U.S. markets, $1.5 billion of trust preferred capital debt securities, and $14.6 billion of IB structured notes. In addition, in January 2011, the Firm issued $4.3 billion of long-term debt, including $3.5 billion of senior notes in the U.S. market and $800 million of senior notes issued in non-U.S. markets. During 2009, the Firm issued $19.7 billion of FDIC-guaranteed long-term debt under the Temporary Liquidity Guarantee Program. During 2009, the Firm also issued non-FDIC-guaranteed debt of $16.1 billion (including $11.0 billion of senior notes and $2.5 billion of trust preferred capital debt securities issued in the U.S. market, and $2.6 billion of senior notes issued in non-U.S. markets) and $15.5 billion of IB structured notes. During 2010, $53.4 billion of long-term debt matured or were redeemed, including $907 million of trust preferred capital debt securities redeemed on December 28, 2010, through a tender offer, and $22.8 billion of IB structured notes. During 2009, $55.7 billion of long-term debt (including trust preferred capital debt securities) matured or were redeemed, including $27.2 billion of IB structured notes.
In addition to the unsecured long-term funding and issuances discussed above, the Firm securitizes consumer credit card loans, residential mortgages, auto loans and student loans for funding purposes. Loans securitized by the Firm’s wholesale businesses are related to client-driven transactions and are not considered to be a source of funding for the Firm. Effective January 1, 2010, certain Firm-sponsored credit card loan, student loan and auto loan securitization trusts were consolidated as a result of the accounting guidance related to VIEs. As a result of consolidating these securitization trusts, the maturities or redemptions of the beneficial interests issued by the securitization trusts are reported as a component of the Firm’s cash flows from financing activities. During 2010, the Firm did not securitize any credit card loans, residential mortgage loans, auto loans or student loans through consolidated or nonconsolidated securitization trusts. During 2009, the Firm securitized $26.5 billion of credit card loans via nonconsolidated securitization trusts. During 2010, $25.8 billion of loan securitizations matured or were redeemed, including $24.9 billion of credit card loan securitizations, $210 million of auto loan securitizations, $294 million of residential mortgage loan securitizations and $326 million of student loan securitizations. For further discussion of loan securitizations, see Note 16 on pages 244–259 in this Annual Report.

112	JPMorgan Chase & Co. / 2010 Annual Report

During 2010, the Firm borrowed $18.7 billion of new long-term advances from the FHLBs, which were offset by $18.6 billion of maturities. During 2009, the Firm did not access the FHLBs for any new long-term advances and maturities were $9.5 billion during the period.
Termination of replacement capital covenants
In connection with the issuance of certain of its trust preferred capital debt securities and its noncumulative perpetual preferred stock, the Firm had entered into Replacement Capital Covenants (“RCCs”). These RCCs granted certain rights to the holders of “covered debt,” as defined in the RCCs, that prohibited the repayment, redemption or purchase of such trust preferred capital debt securities and noncumulative perpetual preferred stock except, with limited exceptions, to the extent that JPMorgan Chase had received, in each such case, specified amounts of proceeds from the sale of certain qualifying securities. On December 10, 2010, the Firm received consents from the holders of a majority in liquidation amount of the covered debt to the termination of the RCCs, and the Firm terminated the RCCs pursuant to their terms.
Cash flows
For the years ended December 31, 2010, 2009 and 2008, cash and due from banks increased $1.4 billion, and decreased $689 million and $13.2 billion, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows during 2010, 2009 and 2008.
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
For the year ended December 31, 2010, net cash used by operating activities was $3.8 billion, mainly driven by an increase primarily in trading assets—debt and equity instruments; principally due to improved market activity primarily in equity securities, foreign debt and physical commodities, partially offset by an increase in trading liabilities due to higher levels of positions taken to facilitate customer driven trading. Net cash was provided by net income and from adjustments for non-cash items such as the provision for credit losses, depreciation and amortization and stock-based compensation. Additionally, proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans.
For the years ended December 31, 2009 and 2008, net cash provided by operating activities was $122.8 billion and $23.9 billion, respectively. In 2009, the net decline in trading assets and liabilities was affected by the impact of the challenging capital markets environment that existed in 2008, and continued into the first half of 2009. In 2009 and 2008, net cash generated from operating activities was higher than net income, largely as a result of adjustments for non-cash items such as the provision for credit losses. In addition, for 2009 and 2008 proceeds from sales, securitizations and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans, but the cash flows from these loan activities remained at reduced levels as a result of the lower activity in these markets.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the year ended December 31, 2010, net cash of $54.0 billion was provided by investing activities. This resulted from a decrease in deposits with banks largely due to a decline in deposits placed with the Federal Reserve Bank and lower interbank lending as market stress eased since the end of 2009; net sales and maturities of AFS securities used in the Firm’s interest rate risk management activities largely due to repositioning of the portfolio in Corporate, in response to changes in the interest rate environment and to rebalance exposures; and a net decrease in the loan portfolio, driven by the expected runoff of the Washington Mutual credit card portfolio, a decline in lower-yielding promotional credit card balances, continued runoff of the residential real estate portfolios, and repayments and loan sales in IB and CB; the decrease was partially offset by higher originations across the wholesale and consumer businesses. Partially offsetting these cash proceeds was an increase in securities purchased under resale agreements, predominantly due to higher financing volume in IB; and cash used for business acquisitions, primarily RBS Sempra.
For the year ended December 31, 2009, net cash of $29.4 billion was provided by investing activities, primarily from a decrease in deposits with banks reflecting lower demand for inter-bank lending and lower deposits with the Federal Reserve Bank relative to the elevated levels at the end of 2008; a net decrease in the loan portfolio across most businesses, driven by continued lower customer demand and loan sales in the wholesale businesses, lower charge volume on credit cards, slightly higher credit card securitizations, and paydowns; and the maturity of all asset-backed commercial paper issued by money market mutual funds in connection with the AML facility of the Federal Reserve Bank of Boston. Largely offsetting these cash proceeds were net purchases of AFS securities associated with the Firm’s management of interest rate risk and investment of cash resulting from an excess funding position.

JPMorgan Chase & Co. / 2010 Annual Report	113

Management’s discussion and analysis

For the year ended December 31, 2008, net cash of $283.7 billion was used in investing activities, primarily for: increased deposits with banks as the result of the availability of excess cash for short-term investment opportunities through interbank lending, and reserve balances held by the Federal Reserve (which became an investing activity in 2008, reflecting a policy change of the Federal Reserve to pay interest to depository institutions on reserve balances); net purchases of investment securities in the AFS portfolio to manage the Firm’s exposure to interest rate movements; net additions to the wholesale loan portfolio from organic growth in CB; additions to the consumer prime mortgage portfolio as a result of the decision to retain, rather than sell, new originations of nonconforming prime mortgage loans; an increase in securities purchased under resale agreements reflecting growth in demand from clients for liquidity; and net purchases of asset-backed commercial paper from money market mutual funds in connection with the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML facility”) of the Federal Reserve Bank of Boston. Partially offsetting these uses of cash were proceeds from loan sales and securitization activities as well as net cash received from acquisitions and the sale of an investment. Additionally, in June 2008, in connection with the Bear Stearns merger, the Firm sold assets acquired from Bear Stearns to the FRBNY and received cash proceeds of $28.85 billion.
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to raising customer deposits, and issuing long-term debt (including trust preferred capital debt securities) as well as preferred and common stock. In 2010, net cash used in financing activities was $49.2 billion. This resulted from net payments of long-term borrowings and trust preferred capital debt securities as new issuances were more than offset by payments primarily reflecting a decline in beneficial interests issued by consolidated VIEs due to maturities related to Firm-sponsored credit card securitization trusts; a decline in deposits associated with wholesale funding activities due to the Firm’s lower funding needs; lower deposit levels in TSS, offset partially by net inflows from existing customers and new business in AM, CB and RFS; a decline in commercial paper and other borrowed funds due to lower funding requirements; payments of cash dividends; and repurchases of common stock. Cash was generated as a result of an increase in securities sold under repurchase agreements largely as a result of an increase in activity levels in IB partially offset by a decrease in CIO reflecting repositioning activities.
In 2009, net cash used in financing activities was $153.1 billion; this reflected a decline in wholesale deposits, predominantly in TSS, driven by the continued normalization of wholesale deposit levels resulting from the mitigation of credit concerns, compared with the heightened market volatility and credit concerns in the latter part of 2008; a decline in other borrowings, due to the absence of borrowings from the Federal Reserve under the Term Auction Facility program; net repayments of short-term advances from FHLBs and the maturity of the nonrecourse advances under the Federal Reserve Bank of Boston AML Facility; the June 17, 2009, repayment in full of the $25.0 billion principal amount of Series K Preferred Stock issued to the U.S. Treasury; and the payment of cash dividends on common and preferred stock. Cash was also used for the net payment of long-term borrowings and trust preferred capital debt securities, as issuances of FDIC-guaranteed debt and non-FDIC guaranteed debt in both the U.S. and European markets were more than offset by repayments including long-term advances from FHLBs. Cash proceeds resulted from an increase in securities loaned or sold under repurchase agreements, partly attributable to favorable pricing and to financing the increased size of the Firm’s AFS securities portfolio; and the issuance of $5.8 billion of common stock. There were no repurchases in the open market of common stock or the warrants during 2009.
In 2008, net cash provided by financing activities was $247.0 billion due to growth in wholesale deposits, in particular, interest- and noninterest-bearing deposits in TSS (driven by both new and existing clients, and due to the deposit inflows related to the heightened volatility and credit concerns affecting the global markets that began in the third quarter of 2008), as well as increases in AM and CB (due to organic growth); proceeds of $25.0 billion from the issuance of preferred stock and the Warrant to the U.S. Treasury under the Capital Purchase Program; additional issuances of common stock and preferred stock used for general corporate purposes; an increase in other borrowings due to nonrecourse secured advances under the Federal Reserve Bank of Boston AML Facility to fund the purchase of asset-backed commercial paper from money market mutual funds; increases in federal funds purchased and securities loaned or sold under repurchase agreements in connection with higher client demand for liquidity and to finance growth in the Firm’s AFS securities portfolio; and a net increase in long-term borrowings due to a combination of non-FDIC guaranteed debt and trust preferred capital debt securities issued prior to December 4, 2008, and the issuance of $20.8 billion of FDIC-guaranteed long-term debt issued during the fourth quarter of 2008. The fourth-quarter FDIC-guaranteed debt issuance was offset partially by maturities of non-FDIC guaranteed long-term debt during the same period. The increase in long-term borrowings and trust preferred capital debt securities was used primarily to fund certain illiquid assets held by the parent holding company and to build liquidity. Cash was also used to pay dividends on common and preferred stock. The Firm did not repurchase any shares of its common stock during 2008.

114	JPMorgan Chase & Co. / 2010 Annual Report

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 95 and Ratings profile of derivative receivables MTM on page 124, and Note 6 on pages 191–199, respectively, of this Annual Report.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.

The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of December 31, 2010, were as follows.

	Short-term debt				Senior long-term debt
	Moody’s		S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P	-1	A-1	F1+	Aa3	A+	AA-
JPMorgan Chase Bank, N.A.	P	-1	A-1+	F1+	Aa1	AA-	AA-
Chase Bank USA, N.A.	P	-1	A-1+	F1+	Aa1	AA-	AA-

The senior unsecured ratings from Moody’s, S&P and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at December 31, 2010, from December 31, 2009. At December 31, 2010, Moody’s and S&P’s outlook remained negative, while Fitch’s outlook remained stable.
Following the Firm’s earnings release on January 14, 2011, S&P and Moody’s announced that their ratings on the Firm remained unchanged.
If the Firm’s senior long-term debt ratings were downgraded by one notch, the Firm believes the incremental cost of funds or loss of funding would be manageable, within the context of current market conditions and the Firm’s liquidity resources. JPMorgan Chase’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, or stock price.
Several rating agencies have announced that they will be evaluating the effects of the financial regulatory reform legislation in order to determine the extent, if any, to which financial institutions, including the Firm, may be negatively impacted. There is no assurance the Firm’s credit ratings will not be downgraded in the future as a result of any such reviews.

JPMorgan Chase & Co. / 2010 Annual Report	115

Management’s discussion and analysis
CREDIT RISK MANAGEMENT

Credit risk is the risk of loss from obligor or counterparty default. The Firm provides credit (for example, through loans, lending-related commitments, guarantees and derivatives) to a variety of customers, from large corporate and institutional clients to the individual consumer. Loans originated or acquired by the Firm’s wholesale businesses are generally retained on the balance sheet. Credit risk management actively monitors the wholesale portfolio to ensure that it is well diversified across industry, geography, risk rating, maturity and individual client categories. Portfolio management for wholesale loans includes, for the Firm’s syndicated loan business, distributing originations into the market place, targeting exposure held in the retained wholesale portfolio at less than 10% of the customer facility. With regard to the consumer credit market, the Firm focuses on creating a portfolio that is diversified from a product, industry and geographic perspective. Loss mitigation strategies are being employed for all home lending portfolios. These strategies include rate reductions, forbearance and other actions intended to minimize economic loss and avoid foreclosure. In the mortgage business, originated loans are either retained in the mortgage portfolio or securitized and sold to U.S. government agencies and U.S. government-sponsored enterprises.
Credit risk organization
Credit risk management is overseen by the Chief Risk Officer and implemented within the lines of business. The Firm’s credit risk management governance consists of the following functions:
•	Establishing a comprehensive credit risk policy framework

•	Monitoring and managing credit risk across all portfolio segments, including transaction and line approval

•	Assigning and managing credit authorities in connection with the approval of all credit exposure

•	Managing criticized exposures and delinquent loans

•	Determining the allowance for credit losses and ensuring appropriate credit risk-based capital management
Risk identification
The Firm is exposed to credit risk through lending and capital markets activities. Credit Risk Management works in partnership with the business segments in identifying and aggregating exposures across all lines of business.
Risk measurement
To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Methodologies for measuring credit risk vary depending on several factors, including type of asset (e.g., consumer versus wholesale), risk measurement parameters (e.g., delinquency status and borrower’s credit score versus wholesale risk-rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based on the amount of exposure should the obligor or the counterparty default, the probability of default and the loss severity given a default event. Based on these factors and related market-based inputs, the Firm estimates both probable and unexpected losses for the wholesale and consumer portfolios as follows:
•	Probable losses are based primarily upon statistical estimates of credit losses as a result of obligor or counterparty default. However, probable losses are not the sole indicators of risk.

•	Unexpected losses, reflected in the allocation of credit risk capital, represent the potential volatility of actual losses relative to the probable level of losses.
Risk measurement for the wholesale portfolio is assessed primarily on a risk-rated basis; for the consumer portfolio, it is assessed primarily on a credit-scored basis.
Risk-rated exposure
Risk ratings are assigned to differentiate risk within the portfolio and are reviewed on an ongoing basis by Credit Risk Management and revised, if needed, to reflect the borrowers’ current financial positions, risk profiles and the related collateral. For portfolios that are risk-rated, probable and unexpected loss calculations are based on estimates of probability of default and loss severity given a default. These risk-rated portfolios are generally held in IB, CB, TSS and AM; they also include approximately $18 billion of certain business banking and auto loans in RFS that are risk-rated because they have characteristics similar to commercial loans. Probability of default is the likelihood that a loan will not be repaid and will default. Probability of default is calculated for each client who has a risk-rated loan (wholesale and certain risk-rated consumer loans). Loss given default is an estimate of losses given a default event and takes into consideration collateral and structural support for each credit facility. Calculations and assumptions are based on management information systems and methodologies which are under continual review.

116	JPMorgan Chase & Co. / 2010 Annual Report

Credit-scored exposure
For credit-scored portfolios (generally held in RFS and CS), probable loss is based on a statistical analysis of inherent losses expected to emerge over discrete periods of time for each portfolio. The credit-scored portfolio includes mortgage, home equity, certain business banking and auto loans, student loans, as well as credit card loans. Probable losses inherent in the portfolio are estimated using sophisticated portfolio modeling, credit scoring and decision-support tools, which take into account factors such as delinquency, geography, LTV ratios and credit scores. These analyses are applied to the Firm’s current portfolios in order to estimate the severity of losses, which determines the amount of probable losses. Other risk characteristics utilized to evaluate probable losses include recent loss experience in the portfolios, changes in origination sources, portfolio seasoning, potential borrower behavior and the macroeconomic environment. These factors and analyses are updated at least on a quarterly basis or more frequently as market conditions dictate.
Risk monitoring and control
The Firm has developed policies and practices that are designed to preserve the independence and integrity of the approval and decision-making process of extending credit and to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively at both the transaction and portfolio levels. The policy framework establishes credit approval authorities, concentration limits, risk-rating methodologies, portfolio review parameters and guidelines for management of distressed exposure.
For consumer credit risk, delinquency and other trends, including any concentrations at the portfolio level, are monitored for potential problems, as certain of these trends can be ameliorated through changes in underwriting policies and portfolio guidelines. Consumer Credit Risk Management evaluates delinquency and other trends against business expectations, current and forecasted economic conditions, and industry benchmarks. All of these historical and forecasted trends are incorporated into the modeling of estimated consumer credit losses and are part of the monitoring of the credit risk profile of the portfolio.
Wholesale credit risk is monitored regularly at an aggregate portfolio, industry and individual counterparty basis with established concentration limits that are reviewed and revised, as deemed appropriate by management, on an annual basis. Industry and counterparty limits, as measured in terms of exposure and economic credit risk capital, are subject to stress-based loss constraints for the aggregate portfolio.
Management of the Firm’s wholesale exposure is accomplished through a number of means including:
•	Loan syndication and participations

•	Loan sales and securitizations

•	Credit derivatives

•	Use of master netting agreements

•	Collateral and other risk-reduction techniques
In addition to Risk Management, the Firm’s Audit department provides periodic reviews, as well as continuous monitoring, where appropriate, of the Firm’s consumer and wholesale portfolios.
In the Firm’s wholesale and certain risk-rated consumer credit portfolios, a credit review group within the Audit department is responsible for:
•	Independently assessing and validating the changing risk grades assigned to exposures; and

•	Evaluating the effectiveness of business units’ risk rating, including the accuracy and consistency of risk grades, the timeliness of risk grade changes and the justification of risk grades in credit memoranda
In the Firm’s consumer credit portfolio, the Audit department periodically tests the internal controls around the modeling process including the integrity of the data utilized. In addition, the risk inherent in the Firm’s consumer based loans is evaluated using models whose construction, assumptions and on-going performance relative to expectations are reviewed by an independent risk management group that is separate from the lines of business. For further discussion on consumer loans, see Note 14 on pages 220–238 of this Annual Report.
Risk reporting
To enable monitoring of credit risk and decision-making, aggregate credit exposure, credit quality forecasts, concentration levels and risk profile changes are reported regularly to senior Credit Risk Management. Detailed portfolio reporting of industry, customer, product and geographic concentrations occurs monthly, and the appropriateness of the allowance for credit losses is reviewed by senior management at least on a quarterly basis. Through the risk reporting and governance structure, credit risk trends and limit exceptions are provided regularly to, and discussed with, senior management. For further discussion of risk monitoring and control, see page 109 of this Annual Report.

JPMorgan Chase & Co. / 2010 Annual Report	117

Management’s discussion and analysis

2010 Credit risk overview
During 2010, the credit environment improved compared with 2009, resulting in decreased downgrade, default and charge-off activity and improved delinquency trends. Despite challenging macroeconomic conditions, particularly in the first half of 2010, the Firm continued to actively manage its underperforming and nonaccrual loans and reduce such exposures through repayments, loan sales and workouts. These efforts resulted in an improvement in the credit quality of the portfolio compared with 2009 and contributed to the Firm’s reduction in the allowance for credit losses, particularly in CS and IB. During the year and particularly in the second half of 2010, customer demand for credit improved, loan origination activity and market liquidity improved and credit spreads tightened from 2009.
In the wholesale portfolio, criticized assets, nonperforming assets and charge-offs decreased from peak loss levels experienced in 2009, reflecting general improvement in the portfolio, partially offset by continued weakness in commercial real estate (“CRE”). Toward the end of 2010, CRE exposure showed some positive signs of stabilization as property values improved somewhat from the declines witnessed over the prior two years. The wholesale portfolio continues to be actively managed, in part by conducting ongoing, in-depth reviews of credit quality and of industry, product and client concentrations. Underwriting guidelines across all areas of lending have remained in focus, consistent with evolving market conditions and the Firm’s risk management activities. Reflecting the improvement in credit quality of the wholesale portfolio throughout the year, the wholesale allowance for loan loss coverage ratio was 2.14%, compared with 3.57% at the end of 2009. For further discussion of the wholesale credit environment and wholesale loans, see Wholesale Credit Portfolio on pages 120–129 and Note 14 on pages 220–238 of this Annual Report.
The consumer portfolio credit performance improved from 2009 with lower delinquent loans, nonperforming assets and charge-offs. However, credit performance continued to be negatively affected by the economic environment. High unemployment and weak overall economic conditions continued to have a negative impact in the number of loans charged off, while continued weak housing prices have resulted in an elevated severity of loss recognized on defaulted real estate loans. The Firm has taken proactive action to assist homeowners most in need of financial assistance throughout the economic downturn. The Firm is participating in the U.S. Treasury’s MHA programs and continuing its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. In addition, over the past several years, the Firm has taken actions to reduce risk exposure to consumer loans by tightening both underwriting and loan qualification standards, as well as eliminating certain products and loan origination channels. For further discussion of the consumer credit environment and consumer loans, see Consumer Credit Portfolio on pages 129–138 and Note 14 on pages 220–238 of this Annual Report.

CREDIT PORTFOLIO

The following table presents JPMorgan Chase’s credit portfolio as of December 31, 2010 and 2009. Total credit exposure of $1.8 trillion at December 31, 2010, decreased by $46.9 billion from December 31, 2009, reflecting a decrease of $83.8 billion in the consumer portfolio, partly offset by an increase of $36.9 billion in the wholesale portfolio. During 2010, lending-related commitments decreased by $36.3 billion, loans decreased by $25.2 billion and receivables from customers increased by $16.8 billion. The overall decrease in total loans was primarily related to repayments, low customer demand and loan sales, partially offset by the adoption of the accounting guidance related to VIEs, predominantly in the wholesale portfolio.
While overall portfolio exposure declined, the Firm provided and raised nearly $1.4 trillion in new and renewed credit and capital for consumers, corporations, small businesses, municipalities and not-for-profit organizations during 2010.

118	JPMorgan Chase & Co. / 2010 Annual Report

In the table below, reported loans include loans retained; loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and loans accounted for at fair value. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Notes 14 and 6 on pages 220–238 and 191–199, respectively, of this Annual Report. Average retained loan balances are used for the net charge-off rate calculations.
Total credit portfolio

							Average annual net
As of or for the year ended December 31,	Credit exposure		Nonperforming(h)(i)		Net charge-offs		charge-off ratio(j)(k)
(in millions, except ratios)	2010	2009	2010	2009	2010	2009	2010	2009

Total credit portfolio

Loans retained(a)	$685,498	$627,218	$14,345	$17,219	$23,673	$22,965	3.39%	3.42%
Loans held-for-sale	5,453	4,876	341	234	—	—	—	—
Loans at fair value	1,976	1,364	155	111	—	—	—	—

Loans – reported(a)	692,927	633,458	14,841	17,564	23,673	22,965	3.39	3.42
Loans – securitized(a)(b)	NA	84,626	NA	—	NA	6,443	NA	7.55

Total loans(a)	692,927	718,084	14,841	17,564	23,673	29,408	3.39	3.88
Derivative receivables	80,481	80,210	34	529	NA	NA	NA	NA
Receivables from customers(c)	32,541	15,745	—	—	—	—	—	—
Interests in purchased receivables(a)(d)	391	2,927	—	—	—	—	—	—

Total credit-related assets(a)	806,340	816,966	14,875	18,093	23,673	29,408	3.39	3.88
Lending-related commitments(a)(e)	954,840	991,095	1,005	1,577	—	—	—	—

Assets acquired in loan satisfactions
Real estate owned	NA	NA	1,610	1,548	NA	NA	NA	NA
Other	NA	NA	72	100	NA	NA	NA	NA

Total assets acquired in loan satisfactions	NA	NA	1,682	1,648	NA	NA	NA	NA

Total credit portfolio	$1,761,180	$1,808,061	$17,562	$21,318	$23,673	$29,408	3.39%	3.88%

Net credit derivative hedges notional(f)	$(23,108)	$(48,376)	$(55)	$(139)	NA	NA	NA	NA
Liquid securities and other cash collateral held against derivatives(g)	(16,486)	(15,519)	NA	NA	NA	NA	NA	NA

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon the adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related assets are now primarily recorded in loans or other assets on the Consolidated Balance Sheet. As a result of the consolidation of the credit card securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. For further discussion, see Note 16 on pages 244–259 of this Annual Report.

(b)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and were not included in reported loans. For further discussion of credit card securitizations, see Note 16 on pages 244–259 of this Annual Report.

(c)	Represents primarily margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(d)	Represents an ownership interest in cash flows of a pool of receivables transferred by a third-party seller into a bankruptcy-remote entity, generally a trust.

(e)	The amounts in nonperforming represent unfunded commitments that are risk rated as nonaccrual.

(f)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and non-performing credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 126–128 and Note 6 on pages 191–199 of this Annual Report.

(g)	Represents other liquid securities collateral and other cash collateral held by the Firm.

(h)	At December 31, 2010 and 2009, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.5 billion and $9.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.9 billion and $579 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $625 million and $542 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”). Credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(i)	Excludes PCI loans acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(j)	For the year ended December 31, 2010, net charge-off ratios were calculated using average retained loans of $698.2 billion; and for the year ended December 31, 2009, average retained loans of $672.3 billion and average securitized loans of $85.4 billion.

(k)	For the years ended December 31, 2010 and 2009, firmwide net charge-off ratios were calculated including average PCI loans of $77.0 billion and $85.4 billion, respectively. Excluding the impact of PCI loans, the total Firm’s managed net charge-off rate would have been 3.81% and 4.37% respectively.

JPMorgan Chase & Co. / 2010 Annual Report	119

Management’s discussion and analysis
WHOLESALE CREDIT PORTFOLIO

As of December 31, 2010, wholesale exposure (IB, CB, TSS and AM) increased by $36.9 billion from December 31, 2009. The overall increase was primarily driven by increases of $23.5 billion in loans and $16.8 billion of receivables from customers, partially offset by decreases in interests in purchase receivables and lending-related commitments of $2.5 billion and $1.1 billion, respectively. The decrease in lending-related commitments and the increase in loans were primarily related to the January 1, 2010, adoption of the accounting guidance related to VIEs, which resulted in the elimination of a net $17.7 billion of lending-related commitments between the Firm and its administrated multi-seller conduits upon consolidation. Assets of the consolidated conduits included $15.1 billion of wholesale loans at January 1, 2010. Excluding the effect of the accounting guidance, lending-related commitments and loans would have increased by $16.6 billion and $8.4 billion, respectively, mainly related to increased client activity. The increase in loans also included the purchase of a $3.5 billion loan portfolio in CB during the third quarter of 2010. The increase of $16.8 billion in receivables from customers was due to increased client activity, predominantly in Prime Services.

Wholesale

December 31,	Credit exposure		Nonperforming(f)
(in millions)	2010	2009	2010	2009

Loans retained	$222,510	$200,077	$5,510	$6,559
Loans held-for-sale	3,147	2,734	341	234
Loans at fair value	1,976	1,364	155	111

Loans – reported	227,633	204,175	6,006	6,904
Derivative receivables	80,481	80,210	34	529
Receivables from customers(a)	32,541	15,745	—	—
Interests in purchased receivables(b)	391	2,927	—	—

Total wholesale credit-related assets	341,046	303,057	6,040	7,433
Lending-related commitments(c)	346,079	347,155	1,005	1,577

Total wholesale credit exposure	$687,125	$650,212	$7,045	$9,010

Net credit derivative hedges notional(d)	$(23,108)	$(48,376)	$(55)	$(139)
Liquid securities and other cash collateral held against derivatives(e)	(16,486)	(15,519)	NA	NA

(a)	Represents primarily margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)	Represents an ownership interest in cash flows of a pool of receivables transferred by a third-party seller into a bankruptcy-remote entity, generally a trust.

(c)	The amounts in nonperforming represent unfunded commitments that are risk rated as nonaccrual.

(d)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 126–128, and Note 6 on pages 191–199 of this Annual Report.

(e)	Represents other liquid securities collateral and other cash collateral held by the Firm.

(f)	Excludes assets acquired in loan satisfactions.
The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of December 31, 2010 and 2009. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s. Also included in this table is the notional value of net credit derivative hedges; the counterparties to these hedges are predominantly investment grade banks and finance companies.

120	JPMorgan Chase & Co. / 2010 Annual Report

Wholesale credit exposure – maturity and ratings profile

	Maturity profile(e)				Ratings profile
December 31, 2010	Due in 1	Due after 1 year	Due after		Investment-grade (“IG”)	Noninvestment-grade		Total %
(in millions, except ratios)	year or less	through 5 years	5 years	Total	AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below	Total	of IG

Loans	$78,017	$85,987	$58,506	$222,510	$146,047	$76,463	$222,510	66%
Derivative receivables(a)				80,481			80,481
Less: Liquid securities and other cash collateral held against derivatives				(16,486)			(16,486)
Total derivative receivables, net of all collateral	11,499	24,415	28,081	63,995	47,557	16,438	63,995	74
Lending-related commitments	126,389	209,299	10,391	346,079	276,298	69,781	346,079	80

Subtotal	215,905	319,701	96,978	632,584	469,902	162,682	632,584	74
Loans held-for-sale and loans at fair value(b)(c)				5,123			5,123
Receivables from customers(c)				32,541			32,541
Interests in purchased receivables(c)				391			391

Total exposure – excluding liquid securities and other cash collateral held against derivatives				$670,639			$670,639

Net credit derivative hedges notional(d)	$(1,228)	$(16,415)	$(5,465)	$(23,108)	$(23,159)	$51	$(23,108)	100%

	Maturity profile(e)				Ratings profile
December 31, 2009	Due in 1	Due after 1 year	Due after		Investment-grade (“IG”)	Noninvestment-grade		Total %
(in millions, except ratios)	year or less	through 5 years	5 years	Total	AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below	Total	of IG

Loans	$57,381	$79,636	$63,060	$200,077	$118,531	$81,546	$200,077	59%
Derivative receivables(a)				80,210			80,210
Less: Liquid securities and other cash collateral held against derivatives				(15,519)			(15,519)
Total derivative receivables, net of all collateral	7,535	27,123	30,033	64,691	47,305	17,386	64,691	73
Lending-related commitments	141,621	198,215	7,319	347,155	280,811	66,344	347,155	81

Subtotal	206,537	304,974	100,412	611,923	446,647	165,276	611,923	73
Loans held-for-sale and loans at fair value(b)(c)				4,098			4,098
Receivables from customers(c)				15,745			15,745
Interests in purchased receivables(c)				2,927			2,927

Total exposure – excluding liquid securities and other cash collateral held against derivatives				$634,693			$634,693

Net credit derivative hedges notional(d)	$(23,568)	$(20,322)	$(4,486)	$(48,376)	$(48,110)	$(266)	$(48,376)	99%

(a)	Represents the fair value of derivative receivables as reported on the Consolidated Balance Sheets.

(b)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.

(c)	From a credit risk perspective maturity and ratings profiles are not meaningful.

(d)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

(e)	The maturity profile of loans and lending-related commitments is based on the remaining contractual maturity. The maturity profile of derivative receivables is based on the maturity profile of average exposure. For further discussion of average exposure, see Derivative receivables marked to market on pages 125–126 of this Annual Report.
Customer receivables representing primarily margin loans to prime and retail brokerage clients of $32.5 billion and $15.7 billion at December 31, 2010 and 2009, respectively, are included in the table. These margin loans are generally over-collateralized through a pledge of assets maintained in clients’ brokerage accounts and are subject to daily minimum collateral requirements. In the event that the collateral value decreases, a maintenance margin call is made to the client to provide additional collateral into the account. If additional collateral is not provided by the client, the client’s positions may be liquidated by the Firm to meet the minimum collateral requirements.
Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, with particular attention paid to industries with actual or potential credit concerns. Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/”Caa1” and lower, as defined by S&P and Moody’s. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased to $22.4 billion at December 31, 2010, from $33.2 billion at year-end 2009. The decrease was primarily related to net repayments and loan sales.

JPMorgan Chase & Co. / 2010 Annual Report	121

Management’s discussion and analysis
Below are summaries of the top 25 industry exposures as of December 31, 2010 and 2009. For additional information on industry concentrations, see Note 5 on pages 189–190 of this Annual Report.
Wholesale credit exposure – selected industry exposures

									Liquid securities
									and other
						30 days or			cash collateral
As of or for the year ended			Noninvestment grade			more past due	Year-to-date	Credit	held against
December 31, 2010	Credit	Investment		Criticized	Criticized	and accruing	net charge-offs/	derivative	derivative
(in millions)	exposure(c)	grade	Noncriticized	performing	nonperforming	loans	(recoveries)	hedges(d)	receivables

Top 25 industries(a)
Banks and finance companies	$65,867	$54,839	$10,428	$467	$133	$26	$69	$(3,456)	$(9,216)
Real estate	64,351	34,440	20,569	6,404	2,938	399	862	(76)	(57)
Healthcare	41,093	33,752	7,019	291	31	85	4	(768)	(161)
State and municipal governments	35,808	34,641	912	231	24	34	3	(186)	(233)
Asset managers	29,364	25,533	3,401	427	3	7	—	—	(2,948)
Consumer products	27,508	16,747	10,379	371	11	217	1	(752)	(2)
Oil and gas	26,459	18,465	7,850	143	1	24	—	(87)	(50)
Utilities	25,911	20,951	4,101	498	361	3	49	(355)	(230)
Retail and consumer services	20,882	12,021	8,316	338	207	8	23	(623)	(3)
Technology	14,348	9,355	4,534	399	60	47	50	(158)	—
Machinery and equipment manufacturing	13,311	7,690	5,372	244	5	8	2	(74)	(2)
Building materials/construction	12,808	6,557	5,065	1,129	57	9	6	(308)	—
Chemicals/plastics	12,312	8,375	3,656	274	7	—	2	(70)	—
Metals/mining	11,426	5,260	5,748	362	56	7	35	(296)	—
Business services	11,247	6,351	4,735	115	46	11	15	(5)	—
Central government	11,173	10,677	496	—	—	—	—	(6,897)	(42)
Media	10,967	5,808	3,945	672	542	2	92	(212)	(3)
Insurance	10,918	7,908	2,690	320	—	—	(1)	(805)	(567)
Telecom services	10,709	7,582	2,295	821	11	3	(8)	(820)	—
Holding companies	10,504	8,375	2,091	38	—	33	5	—	(362)
Transportation	9,652	6,630	2,739	245	38	—	(16)	(132)	—
Securities firms and exchanges	9,415	7,678	1,700	37	—	—	5	(38)	(2,358)
Automotive	9,011	3,915	4,822	269	5	—	52	(758)	—
Agriculture/paper manufacturing	7,368	4,510	2,614	242	2	8	7	(44)	(2)
Aerospace	5,732	4,903	732	97	—	—	—	(321)	—
All other(b)	140,926	122,594	14,924	2,402	1,006	921	470	(5,867)	(250)

Subtotal	$649,070	$485,557	$141,133	$16,836	$5,544	$1,852	$1,727	$(23,108)	$(16,486)

Loans held-for-sale and loans at fair value	5,123
Receivables from customers	32,541
Interest in purchased receivables	391

Total	$687,125	$485,557	$141,133	$16,836	$5,544	$1,852	$1,727	$(23,108)	$(16,486)

Presented below is a discussion of several industries to which the Firm has significant exposure, as well as industries the Firm continues to monitor because of actual or potential credit concerns. For additional information, refer to the tables above and on the preceding page.
•	Banks and finance companies: Exposure to this industry increased by 22% or $11.8 billion, and criticized exposure decreased 71%, compared with 2009. This portfolio experienced improvement in credit quality as a result of growth in investment-grade lending, as well as upgrades in risk ratings to financial counterparties.

•	Real estate: Real estate loans decreased by 6% or $3.6 billion from 2009, including a 19% decline in the criticized portion of the portfolio, mainly as a result of repayments and loans sales. While this sector continued to be challenged throughout 2010, the portfolio experienced stabilization toward the end of the year. The ratio of nonaccrual loans to total loans increased due to a downgrade of a loan to nonaccrual in the fourth quarter of 2010. Excluding this downgrade, the ratio would have improved in line with the broader real estate portfolio. For further discussion on commercial real estate loans, see Note 14 on pages 220–238 of this Annual Report.

•	State and municipal governments: Exposure to this segment increased by $1.1 billion or 3% in 2010 to $35.8 billion. Lending-related commitments comprise approximately 70% of exposure to this sector, mainly bond liquidity and standby letter of credit commitments. Credit quality of the portfolio remains high as 97% of the portfolio was rated investment grade, up from 93% in 2009. Criticized exposure was less than 1% of this industry’s exposure. The Firm continues to actively monitor and manage this exposure in light of the challenging environment faced by state and municipal governments. For further discussion of commitments for bond liquidity and standby letters of credit, see Note 30 on pages 275–280 of this Annual Report.

122	JPMorgan Chase & Co. / 2010 Annual Report

									Liquid securities
									and other
						30 days or			cash collateral
As of or for the year ended			Noninvestment grade			more past due	Year-to-date	Credit	held against
December 31, 2009	Credit	Investment		Criticized	Criticized	and accruing	net charge-offs/	derivative	derivative
(in millions)	exposure(c)	grade	Noncriticized	performing	nonperforming	loans	(recoveries)	hedges(d)	receivables

Top 25 industries(a)
Banks and finance companies	$54,053	$43,576	$8,424	$1,559	$494	$43	$719	$(3,718)	$(8,353)
Real estate	68,509	37,724	18,810	8,872	3,103	937	688	(1,168)	(35)
Healthcare	35,605	29,576	5,700	310	19	30	10	(2,545)	(125)
State and municipal governments	34,726	32,410	1,850	400	66	15	—	(204)	(193)
Asset managers	24,920	20,498	3,742	442	238	28	7	(40)	(2,105)
Consumer products	27,004	17,384	9,105	479	36	13	35	(3,638)	(4)
Oil and gas	23,322	17,082	5,854	378	8	28	16	(2,567)	(6)
Utilities	27,178	22,063	3,877	1,236	2	3	182	(3,486)	(360)
Retail and consumer services	20,673	12,024	7,867	687	95	10	35	(3,073)	—
Technology	14,169	8,877	4,004	1,125	163	5	28	(1,730)	(130)
Machinery and equipment manufacturing	12,759	7,287	5,122	329	21	13	12	(1,327)	(1)
Building materials/construction	10,448	4,512	4,537	1,309	90	19	98	(1,141)	—
Chemicals/plastics	9,870	6,633	2,626	600	11	5	22	(1,357)	—
Metals/mining	12,547	7,002	4,906	547	92	4	24	(1,963)	—
Business services	10,667	6,464	3,859	241	103	7	8	(107)	—
Central government	9,557	9,480	77	—	—	—	—	(4,814)	(30)
Media	12,379	6,789	3,898	1,056	636	57	464	(1,606)	—
Insurance	13,421	9,221	3,601	581	18	—	7	(2,735)	(793)
Telecom services	11,265	7,741	3,273	191	60	—	31	(3,455)	(62)
Holding companies	16,018	13,801	2,107	42	68	44	275	(421)	(320)
Transportation	9,749	6,416	2,745	553	35	41	61	(870)	(242)
Securities firms and exchanges	10,832	8,220	2,467	36	109	2	—	(289)	(2,139)
Automotive	9,357	3,865	4,252	1,195	45	2	52	(1,541)	—
Agriculture/paper manufacturing	5,801	2,169	3,132	331	169	36	10	(897)	—
Aerospace	5,254	4,442	743	69	—	13	—	(963)	—
All other(b)	137,359	115,446	16,979	3,527	1,407	671	348	(2,721)	(621)

Subtotal	$627,442	$460,702	$133,557	$26,095	$7,088	$2,026	$3,132	$(48,376)	$(15,519)

Loans held-for-sale and loans at fair value	4,098
Receivables from customers	15,745
Interest in purchased receivables	2,927

Total	$650,212	$460,702	$133,557	$26,095	$7,088	$2,026	$3,132	$(48,376)	$(15,519)

(a)	All industry rankings are based on exposure at December 31, 2010. The industry rankings presented in the 2009 table are based on the industry rankings of the corresponding exposures at December 31, 2010, not actual rankings of such exposures at December 31, 2009.

(b)	For more information on exposures to SPEs included in all other, see Note 16 on pages 244–259 of this Annual Report.

(c)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

(d)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.
•	Media: Exposure to this industry decreased by 11% in 2010 to $11.0 billion. Credit quality in this portfolio stabilized somewhat in 2010 as a result of repayments and loan sales. Criticized exposure also decreased by 28% from 2009 to $1.2 billion, but remains elevated relative to total industry exposure due to continued pressure on the traditional media business model from expanding digital and online technology.
•	All other: All other at December 31, 2010 (excluding loans held-for-sale and loans at fair value), included $140.9 billion of credit exposure to eight industry segments. Exposures related to: (1) Individuals, Private Education & Civic Organizations were 47% and (2) SPEs were 39% of this category. SPEs provide secured financing (generally backed by receivables, loans or bonds with a diverse group of obligors). For further discussion of SPEs, see Note 1 on pages 164–165 of this Annual Report. The remaining all other exposure is well-diversified across industries and none comprise more than 6% of total exposure.

JPMorgan Chase & Co. / 2010 Annual Report	123

Management’s discussion and analysis
The following table presents the geographic distribution of wholesale credit, nonperforming assets and past due loans as of December 31, 2010 and 2009. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.

									Assets	30 days or
	Credit exposure				Nonperforming				acquired	more past
December 31, 2010		Lending-related	Derivative	Total credit			Lending-related	Total	in loan	due and
(in millions)	Loans	commitments	receivables	exposure	Loans(a)	Derivatives	commitments	nonperforming(b)	satisfactions	accruing loans

Europe/Middle East and Africa	$27,934	$58,418	$35,196	$121,548	$153	$1	$23	$177	$—	$127
Asia and Pacific	20,552	15,002	10,991	46,545	579	21	—	600	—	74
Latin America and the Caribbean	16,480	12,170	5,634	34,284	649	—	13	662	1	131
Other	1,185	6,149	2,039	9,373	6	—	5	11	—	—

Total non-U.S.	66,151	91,739	53,860	211,750	1,387	22	41	1,450	1	332
Total U.S.	156,359	254,340	26,621	437,320	4,123	12	964	5,099	320	1,520

Loans held-for-sale and loans at fair value	5,123	—	—	5,123	496	NA	—	496	NA	—
Receivables from customers	—	—	—	32,541	NA	NA	NA	NA	NA	—
Interests in purchased receivables	—	—	—	391	NA	NA	NA	NA	NA	—

Total	$227,633	$346,079	$80,481	$687,125	$6,006	$34	$1,005	$7,045	$321	$1,852

									Assets	30 days or
	Credit exposure				Nonperforming				acquired	more past
December 31, 2009		Lending-related	Derivative	Total credit			Lending-related	Total	in loan	due and
(in millions)	Loans	commitments	receivables	exposure	Loans(a)	Derivatives	commitments	nonperforming(b)	satisfactions	accruing loans

Europe/Middle East and Africa	$26,688	$56,106	$37,411	$120,205	$269	$—	$22	$291	$—	$103
Asia and Pacific	11,612	13,450	8,784	33,846	357	2	1	360	—	—
Latin America and the Caribbean	13,350	10,249	6,948	30,547	272	3	6	281	52	134
Other	1,967	5,895	1,467	9,329	81	—	—	81	—	54

Total non-U.S.	53,617	85,700	54,610	193,927	979	5	29	1,013	52	291
Total U.S.	146,460	261,455	25,600	433,515	5,580	524	1,548	7,652	341	1,735

Loans held-for-sale and loans at fair value	4,098	—	—	4,098	345	NA	—	345	NA	—
Receivables from customers	—	—	—	15,745	NA	NA	NA	NA	NA	—
Interests in purchased receivables	—	—	—	2,927	NA	NA	NA	NA	NA	—

Total	$204,175	$347,155	$80,210	$650,212	$6,904	$529	$1,577	$9,010	$393	$2,026

(a)	The Firm held allowance for loan losses of $1.6 billion and $2.0 billion related to nonaccrual retained loans resulting in allowance coverage ratios of 29% and 31% at December 31, 2010 and 2009, respectively. Wholesale nonaccrual loans represent 2.64% and 3.38% of total wholesale loans at December 31, 2010 and 2009, respectively.

(b)	Total nonperforming include nonaccrual loans, nonperforming derivatives and nonperforming lending-related commitments.

124	JPMorgan Chase & Co. / 2010 Annual Report

Loans
In the normal course of business, the Firm provides loans to a variety of wholesale customers, from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 14 on pages 220–238 of this Annual Report.
Retained wholesale loans were $222.5 billion at December 31, 2010, compared with $200.1 billion at December 31, 2009. The $22.4 billion increase was primarily related to the January 1, 2010, adoption of accounting guidance related to VIEs. Excluding the effect of the adoption of the accounting guidance, loans increased by $7.4 billion. Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.
The Firm actively manages wholesale credit exposure through sales of loans and lending-related commitments. During 2010 the Firm sold $7.7 billion of loans and commitments, recognizing revenue gains of $98.9 million. In 2009, the Firm sold $3.9 billion of loans and commitments, recognizing net losses of $38 million. These results included gains or losses on sales of nonaccrual loans, if any, as discussed below. These activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 16 on pages 110–115 and 244–259 respectively, of this Annual Report.
The following table presents the change in the nonaccrual loan portfolio for the years ended December 31, 2010 and 2009.
Wholesale nonaccrual loan activity(a)

Year ended December 31, (in millions)	2010	2009

Beginning balance	$6,904	$2,382
Additions	9,249	13,591

Reductions:
Paydowns and other	5,540	4,964
Gross charge-offs	1,854	2,974
Returned to performing	364	341
Sales	2,389	790

Total reductions	10,147	9,069

Net additions/(reductions)	(898)	4,522

Ending balance	$6,006	$6,904

(a)	This table includes total wholesale loans – reported.
Nonaccrual wholesale loans decreased by $898 million from December 31, 2009, reflecting primarily net repayments and loan sales.
The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the years ended December 31, 2010 and 2009. The amounts in the table below do not include revenue gains from sales of nonaccrual loans.
Wholesale net charge-offs

Year ended December 31,
(in millions, except ratios)	2010	2009

Loans – reported
Average loans retained	$213,609	$223,047
Net charge-offs	1,727	3,132
Average annual net charge-off ratio	0.81%	1.40%

Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activity. Derivatives enable customers and the Firm to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its credit exposure. For further discussion of derivative contracts, see Note 5 and Note 6 on pages 189–190 and 191–199, respectively, of this Annual Report.
The following tables summarize the net derivative receivables MTM for the periods presented.
Derivative receivables MTM

December 31,	Derivative receivables MTM
(in millions)	2010	2009

Interest rate(a)	$32,555	$33,733
Credit derivatives(a)	7,725	11,859
Foreign exchange	25,858	21,984
Equity	4,204	6,635
Commodity	10,139	5,999

Total, net of cash collateral	80,481	80,210
Liquid securities and other cash collateral held against derivative receivables	(16,486)	(15,519)

Total, net of all collateral	$63,995	$64,691

(a)	In 2010, the reporting of cash collateral netting was enhanced to reflect a refined allocation by product. Prior periods have been revised to conform to the current presentation. The refinement resulted in an increase to interest rate derivative receivables, and an offsetting decrease to credit derivative receivables, of $7.0 billion as of December 31, 2009.
Derivative receivables reported on the Consolidated Balance Sheets were $80.5 billion and $80.2 billion at December 31, 2010 and 2009, respectively. These represent the fair value (e.g. MTM) of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and the credit valuation adjustment (“CVA”). These amounts reported on the Consolidated Balance Sheets represent the cost to the Firm to replace the contracts at current market rates should the counterparty default. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities and other cash collateral held by the Firm of $16.5 billion and $15.5 billion at December 31, 2010 and 2009, respectively, resulting in total exposure, net of all collateral, of $64.0 billion and $64.7 billion at December 31, 2010 and 2009, respectively.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of December 31, 2010 and 2009, the Firm held $18.0 billion and $16.9 billion, respectively, of this additional collateral. The derivative receivables MTM, net of all collateral, also do not include other credit enhancements, such as letters of credit.

JPMorgan Chase & Co. / 2010 Annual Report	125

Management’s discussion and analysis

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
Finally, AVG is a measure of the expected MTM value of the Firm’s derivative receivables at future time periods, including the benefit of collateral. AVG exposure over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit capital and the CVA, as further described below. AVG exposure was $45.3 billion and $49.0 billion at December 31, 2010 and 2009, respectively, compared with derivative receivables MTM, net of all collateral, of $64.0 billion and $64.7 billion at December 31, 2010 and 2009, respectively.
The MTM value of the Firm’s derivative receivables incorporates an adjustment, the CVA, to reflect the credit quality of counterparties. The CVA is based on the Firm’s AVG to a counterparty and the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity or unwinds, and changes in the underlying market environment. The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. In addition, the Firm’s credit approval process takes into consideration the potential for correlation between the Firm’s AVG to a counterparty and the counterparty’s credit quality. The Firm risk manages exposure to changes in CVA by entering into credit derivative transactions, as well as interest rate, foreign exchange, equity and commodity derivative transactions.
The accompanying graph shows exposure profiles to derivatives over the next 10 years as calculated by the DRE and AVG metrics. The two measures generally show declining exposure after the first year, if no new trades were added to the portfolio.
Exposure profile of derivatives measures

The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

Rating equivalent	2010		2009
December 31,	Exposure net of	% of exposure net	Exposure net of	% of exposure net
(in millions, except ratios)	of all collateral	of all collateral	of all collateral	of all collateral

AAA/Aaa to AA-/Aa3	$23,342	36%	$25,530	40%
A+/A1 to A-/A3	15,812	25	12,432	19
BBB+/Baa1 to BBB-/Baa3	8,403	13	9,343	14
BB+/Ba1 to B-/B3	13,716	22	14,571	23
CCC+/Caa1 and below	2,722	4	2,815	4

Total	$63,995	100%	$64,691	100%

As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk in derivatives. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – was 88% as of December 31, 2010, largely unchanged from 89% at December 31, 2009. The Firm posted $58.3 billion and $56.7 billion of collateral at December 31, 2010 and 2009, respectively.
Credit derivatives
For risk management purposes, the Firm is primarily a purchaser of credit protection. As a purchaser of credit protection, the Firm has risk that the counterparty providing the credit protection will default. As a seller of credit protection, the Firm has risk that the underlying instrument referenced in the contract will be subject to a credit event.
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker in the dealer/client business to meet the needs of customers; and second, in order to mitigate the Firm’s own credit risk associated with its overall derivative receivables and traditional commercial credit lending exposures (loans and unfunded commitments).

126	JPMorgan Chase & Co. / 2010 Annual Report

Of the Firm’s $80.5 billion of total derivative receivables MTM at December 31, 2010, $7.7 billion, or 10%, was associated with credit derivatives, before the benefit of liquid securities collateral.
One type of credit derivatives the Firm enters into with counterparties are credit default swaps (“CDS”). The large majority of CDS are subject to collateral arrangements to protect the Firm from counterparty credit risk. The use of collateral to settle against defaulting counterparties generally performed as designed in significantly mitigating the Firm’s exposure to these counterparties. In 2010, the frequency and size of defaults related to the underlying debt referenced in credit derivatives was lower than 2009. For further discussion of derivatives, see Note 6 on pages 191–199 of this Annual Report.
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of December 31, 2010 and 2009, distinguishing between dealer/client activity and credit portfolio activity.

	2010					2009
	Dealer/client		Credit portfolio			Dealer/client		Credit portfolio
December 31,	Protection	Protection	Protection	Protection		Protection	Protection	Protection	Protection
(in millions)	purchased(b)	sold	purchased(c)	sold	Total	purchased(b)	sold	purchased(c)	sold	Total

Credit default swaps	$2,661,657	$2,658,825	$23,523	$415	$5,344,420	$2,957,277	$2,936,987	$48,831	$455	$5,943,550
Other credit derivatives(a)	34,250	93,776	—	—	128,026	39,763	10,575	—	—	50,338

Total	$2,695,907	$2,752,601	$23,523	$415	$5,472,446	$2,997,040	$2,947,562	$48,831	$455	$5,993,888

(a)	Primarily consists of total return swaps and credit default swap options.

(b)	Included $2,662 billion and $2,987 billion at December 31, 2010 and 2009, respectively, of notional exposure where the Firm has sold protection on the identical underlying reference instruments.

(c)	Included zero and $19.7 billion at December 31, 2010 and 2009, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
Dealer/client business
Within the dealer/client business, the Firm actively manages credit derivatives by buying and selling credit protection, predominantly on corporate debt obligations, according to client demand. For further information, see Note 6 on pages 191–199 of this Annual Report.
At December 31, 2010, the total notional amount of protection purchased and sold decreased by $496.1 billion from year-end 2009. The decrease was primarily due to the impact of industry efforts to reduce offsetting trade activity.
Credit portfolio activities
Management of the Firm’s wholesale exposure is accomplished through a number of means including loan syndication and participations, loan sales, securitizations, credit derivatives, use of master netting agreements, and collateral and other risk-reduction techniques. The Firm also manages its wholesale credit exposure by purchasing protection through single-name and portfolio credit derivatives to manage the credit risk associated with loans, lending-related commitments and derivative receivables. Changes in credit risk on the credit derivatives are expected to offset changes in credit risk on the loans, lending-related commitments or derivative receivables. This activity does not reduce the reported level of assets on the balance sheet or the level of reported off–balance sheet commitments, although it does provide the Firm with credit risk protection. The Firm also diversifies its exposures by selling credit protection, which increases exposure to industries or clients where the Firm has little or no client-related exposure; however, this activity is not material to the Firm’s overall credit exposure.
Use of single-name and portfolio credit derivatives

December 31,	Notional amount of protection purchased and sold
(in millions)	2010	2009

Credit derivatives used to manage
Loans and lending-related commitments	$6,698	$36,873
Derivative receivables	16,825	11,958

Total protection purchased(a)	23,523	48,831
Total protection sold	415	455

Credit derivatives hedges notional, net	$23,108	$48,376

(a)	Included zero and $19.7 billion at December 31, 2010 and 2009, respectively, that represented the notional amount for structured portfolio protection; the Firm retains the first risk of loss on this portfolio.
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

JPMorgan Chase & Co. / 2010 Annual Report	127

Management’s discussion and analysis

Year ended December 31,
(in millions)	2010	2009	2008

Hedges of lending-related commitments(a)	$(279)	$(3,258)	$2,216
CVA and hedges of CVA(a)	(403)	1,920	(2,359)

Net gains/(losses)	$(682)	$(1,338)	$(143)

(a)	These hedges do not qualify for hedge accounting under U.S. GAAP.
Lending-related commitments
JPMorgan Chase uses lending-related financial instruments, such as commitments and guarantees, to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfills its obligation under these guarantees, and should the counterparties subsequently fail to perform according to the terms of these contracts.
Wholesale lending-related commitments were $346.1 billion at December 31, 2010, compared with $347.2 billion at December 31, 2009. The decrease reflected the January 1, 2010, adoption of accounting guidance related to VIEs. Excluding the effect of the accounting guidance, lending-related commitments would have increased by $16.6 billion.
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amounts of the Firm’s lending-related commitments were $189.9 billion and $179.8 billion as of December 31, 2010 and 2009, respectively.
Country exposure
The Firm’s wholesale portfolio includes country risk exposures to both developed and emerging markets. The Firm seeks to diversify its country exposures, including its credit-related lending, trading and investment activities, whether cross-border or locally funded.
Country exposure under the Firm’s internal risk management approach is reported based on the country where the assets of the obligor, counterparty or guarantor are located. Exposure amounts, including resale agreements, are adjusted for collateral and for credit enhancements (e.g., guarantees and letters of credit) provided by third parties; outstandings supported by a guarantor located outside the country or backed by collateral held outside the country are assigned to the country of the enhancement provider. In addition, the effect of credit derivative hedges and other short credit or equity trading positions are taken into consideration. Total exposure measures include activity with both government and private-sector entities in a country.
The Firm also reports country exposure for regulatory purposes following FFIEC guidelines, which are different from the Firm’s internal risk management approach for measuring country exposure. For additional information on the FFIEC exposures, see Cross-border outstandings on page 314 of this Annual Report.
Several European countries, including Greece, Portugal, Spain, Italy and Ireland, have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The Firm is closely monitoring its exposures to these five countries. Aggregate net exposures to these five countries as measured under the Firm’s internal approach was less than $15.0 billion at December 31, 2010, with no country representing a majority of the exposure. Sovereign exposure in all five countries represented less than half the aggregate net exposure. The Firm currently believes its exposure to these five countries is modest relative to the Firm’s overall risk exposures and is manageable given the size and types of exposures to each of the countries and the diversification of the aggregate exposure. The Firm continues to conduct business and support client activity in these countries and, therefore, the Firm’s aggregate net exposures may vary over time. In addition, the net exposures may be impacted by changes in market conditions, and the effects of interest rates and credit spreads on market valuations.
As part of its ongoing country risk management process, the Firm monitors exposure to emerging market countries, and utilizes country stress tests to measure and manage the risk of extreme loss associated with a sovereign crisis. There is no common definition of emerging markets, but the Firm generally includes in its definition those countries whose sovereign debt ratings are equivalent to “A+” or lower. The table below presents the Firm’s exposure to its top 10 emerging markets countries based on its internal measurement approach. The selection of countries is based solely on the Firm’s largest total exposures by country and does not represent its view of any actual or potentially adverse credit conditions.

128	JPMorgan Chase & Co. / 2010 Annual Report

Top 10 emerging markets country exposure

At December 31, 2010	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

Brazil	$3.0	$1.8	$1.1	$5.9	$3.9	$9.8
South Korea	3.0	1.4	1.5	5.9	3.1	9.0
India	4.2	2.1	1.4	7.7	1.1	8.8
China	3.6	1.1	1.0	5.7	1.2	6.9
Hong Kong	2.5	1.5	1.2	5.2	—	5.2
Mexico	2.1	2.3	0.5	4.9	—	4.9
Malaysia	0.6	2.0	0.3	2.9	0.4	3.3
Taiwan	0.3	0.6	0.4	1.3	1.9	3.2
Thailand	0.3	1.1	0.4	1.8	0.9	2.7
Russia	1.2	1.0	0.3	2.5	—	2.5

At December 31, 2009	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

South Korea	$2.7	$1.7	$1.3	$5.7	$3.3	$9.0
India	1.5	2.7	1.1	5.3	0.3	5.6
Brazil	1.8	(0.5)	1.0	2.3	2.2	4.5
China	1.8	0.4	0.8	3.0	—	3.0
Taiwan	0.1	0.8	0.3	1.2	1.8	3.0
Hong Kong	1.1	0.2	1.3	2.6	—	2.6
Mexico	1.2	0.8	0.4	2.4	—	2.4
Chile	0.8	0.6	0.5	1.9	—	1.9
Malaysia	0.1	1.3	0.3	1.7	0.2	1.9
South Africa	0.4	0.8	0.5	1.7	—	1.7

(a)	Lending includes loans and accrued interest receivable, interest-earning deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Trading includes: (1) issuer exposure on cross-border debt and equity instruments, held both in trading and investment accounts and adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as securities financing trades (resale agreements and securities borrowed).

(c)	Other represents mainly local exposure funded cross-border, including capital investments in local entities.

(d)	Local exposure is defined as exposure to a country denominated in local currency and booked locally. Any exposure not meeting these criteria is defined as cross-border exposure.
CONSUMER CREDIT PORTFOLIO

JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans, student loans and business banking loans. The Firm’s primary focus is on serving the prime consumer credit market. For further information on the consumer loans, see Note 14 on pages 220–238 of this Annual Report.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as purchased credit-impaired based on an analysis of high-risk characteristics, including product type, LTV ratios, FICO scores and delinquency status. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. See pages 132–134 of this Annual Report for further information on the purchased credit-impaired loans.
The credit performance of the consumer portfolio across the entire product spectrum has stabilized but high unemployment and weak overall economic conditions continue to put pressure on the number of loans charged off, and weak housing prices continue to negatively affect the severity of loss recognized on real estate loans that default. Delinquencies and nonaccrual loans remain elevated but have improved. The delinquency trend exhibited improvement in the first half of 2010; early-stage delinquencies (30–89 days delinquent) then flattened across most RFS products early in the second half of the year, before once again showing improvement at the end of the year. Late-stage residential real estate delinquencies (150+ days delinquent) remain elevated. The elevated level of these credit quality metrics is due, in part, to loss-mitigation activities currently being undertaken and elongated foreclosure processing timelines. Losses related to these loans continued to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would have otherwise been foreclosed upon remain in the mortgage and home equity loan portfolios.
Since mid-2007, the Firm has taken actions to reduce risk exposure to consumer loans by tightening both underwriting and loan qualification standards, as well as eliminating certain products and loan origination channels for residential real estate lending. The tightening of underwriting criteria for auto loans has resulted in the reduction of both extended-term and high LTV financing. In addition, new originations of private student loans are limited to school-certified loans, the majority of which include a qualified co-borrower.
As a further action to reduce risk associated with lending-related commitments, the Firm has reduced or canceled certain lines of credit as permitted by law. For example, the Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property or when there has been a demonstrable decline in the creditworthiness of the borrower. Also, the Firm typically closes credit card lines when the borrower is 60 days or more past due. Finally, certain inactive credit card lines have been closed, and a number of active credit card lines have been reduced.

JPMorgan Chase & Co./2010 Annual Report	129

Management’s discussion and analysis
The following table presents managed consumer credit–related information (including RFS, CS and residential real estate loans reported in the Corporate/Private Equity segment) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 14 on pages 220–238 of this Annual Report.
Consumer

	Credit		Nonaccrual				Net charge-offs
As of or for the year ended December 31,	exposure		loans(k)(l)		Net charge-off		rate(m)(n)
(in millions, except ratios)	2010	2009	2010	2009	2010	2009	2010	2009

Consumer, excluding credit card Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien(a)	$24,376	$27,376	$479	$477	$262	$234	1.00%	0.80%
Home equity – junior lien(b)	64,009	74,049	784	1,188	3,182	4,448	4.63	5.62
Prime mortgage, including option ARMs(c)	74,539	75,428	4,320	4,667	1,627	1,957	2.15	2.51
Subprime mortgage(c)	11,287	12,526	2,210	3,248	1,374	1,648	10.82	11.86
Auto(c)(d)	48,367	46,031	141	177	298	627	0.63	1.44
Business banking	16,812	16,974	832	826	707	842	4.23	4.73
Student and other(c)	15,311	14,726	67	74	459	443	2.85	2.90

Total loans, excluding PCI loans and loans held-for-sale	254,701	267,110	8,833	10,657	7,909	10,199	3.00	3.68

Loans – PCI(e)
Home equity	24,459	26,520	NA	NA	NA	NA	NA	NA
Prime mortgage	17,322	19,693	NA	NA	NA	NA	NA	NA
Subprime mortgage	5,398	5,993	NA	NA	NA	NA	NA	NA
Option ARMs	25,584	29,039	NA	NA	NA	NA	NA	NA

Total loans – PCI	72,763	81,245	NA	NA	NA	NA	NA	NA

Total loans – retained	327,464	348,355	8,833	10,657	7,909	10,199	2.32	2.82

Loans held-for-sale(f)	154	2,142	—	—	—	—	—	—

Total loans – reported	327,618	350,497	8,833	10,657	7,909	10,199	2.32	2.82

Lending-related commitments
Home equity – senior lien(a)(g)	16,060	19,246
Home equity – junior lien(b)(g)	28,681	37,231
Prime mortgage	1,266	1,654
Subprime mortgage	—	—
Auto	5,246	5,467
Business banking	9,702	9,040
Student and other	579	2,189

Total lending-related commitments	61,534	74,827

Total consumer exposure, excluding credit card	389,152	425,324

Credit Card
Loans retained(c)(h)(i)	135,524	78,786	2	3	14,037	9,634	9.73	11.07
Loans held-for-sale	2,152	—	—	—	—	—	—	—

Total loans – reported	137,676	78,786	2	3	14,037	9,634	9.73	11.07

Securitized(c)(j)	NA	84,626	NA	—	NA	6,443	NA	7.55

Total loans – managed(c)	137,676	163,412	2	3	14,037	16,077	9.73	9.33

Lending-related commitments(g)	547,227	569,113

Total credit card exposure	684,903	732,525

Total consumer credit portfolio – reported	1,074,055	1,073,223	8,835	10,660	21,946	19,833	4.53%	4.41%

Total consumer credit portfolio – managed(c)	$1,074,055	$1,157,849	$8,835	$10,660	$21,946	$26,276	4.53%	4.91%

(a)	Represents loans where JPMorgan Chase holds the first security interest on the property.

(b)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(c)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon the adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related receivables are now recorded as loans on the Consolidated Balance Sheet. As a result of the consolidation of the securitization trusts, reported and managed basis are equivalent for periods beginning after January 1, 2010. For further discussion, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 64–66 of this Form 10-K.

(d)	Excluded operating lease–related assets of $3.7 billion and $2.9 billion at December 31, 2010 and 2009, respectively.

(e)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for these loans.

(f)	At December 31, 2010 and 2009, loans held-for-sale included prime mortgages of $154 million and $450 million, respectively, and student loans of zero and $1.7 billion, respectively.

(g)	The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

130	JPMorgan Chase & Co. / 2010 Annual Report

(h)	Included $1.0 billion of loans at December 31, 2009, held by the WMMT, which were consolidated onto the Firm’s Consolidated Balance Sheets at fair value in 2009. Such loans had been fully repaid or charged off as of December 31, 2010. See Note 16 on pages 244–259 this Annual Report.

(i)	Included billed finance charges and fees net of an allowance for uncollectible amounts.

(j)	Loans securitized are defined as loans that were sold to nonconsolidated securitization trusts and not included in reported loans. For a further discussion of credit card securitizations, see CS on pages 79–81 of this Annual Report.

(k)	At December 31, 2010 and 2009, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $10.5 billion and $9.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; and (2) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $625 million and $542 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(l)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(m)	Average consumer loans held-for-sale and loans at fair value were $1.5 billion and $2.2 billion for the years ended December 31, 2010 and 2009, respectively. These amounts were excluded when calculating net charge-off rates.

(n)	As further discussed below, net charge-off rates for 2010 reflect the impact of an aggregate $632 million adjustment related to the Firm’s estimate of the net realizable value of the collateral underlying the loans at the charge-off date. Absent this adjustment, net charge-off rates would have been 0.92%, 4.57%, 1.73% and 8.87% for home equity – senior lien; home equity – junior lien; prime mortgage (including option ARMs); and subprime mortgage, respectively. Total consumer, excluding credit card and PCI loans, and total consumer, excluding credit card net charge-off rates would have been 2.76% and 2.14%, respectively, excluding this adjustment.
Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of this guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts and certain other consumer loan securitization entities. The following table summarizes the impact on consumer loans at adoption.
Reported loans

January 1, 2010 (in millions)

Consumer, excluding credit card
Prime mortgage, including option ARMs	$1,858
Subprime mortgage	1,758
Auto	218
Student	1,008

Total consumer, excluding credit card	4,842

Credit card	84,663

Total increase in consumer loans	$89,505

Consumer, excluding credit card
Portfolio analysis
The following discussion relates to the specific loan and lending-related categories. Purchased credit-impaired loans are excluded from individual loan product discussions and are addressed separately below. For further information about the Firm’s consumer portfolio, related delinquency information and other credit quality indicators, see Note 14 on pages 220–238 of this Annual Report.
It is the Firm’s policy to charge down residential real estate loans to net realizable value at no later than 180 days past due. During the fourth quarter of 2010, the Firm recorded an aggregate adjustment of $632 million to increase net charge-offs related to the estimated net realizable value of the collateral underlying delinquent residential home loans. Because these losses were previously recognized in the provision and allowance for loan losses, this adjustment had no impact on the Firm’s net income. The impact of this aggregate adjustment on reported net charge-off rates is provided in footnote (n) above.
Home equity: Home equity loans at December 31, 2010, were $88.4 billion, compared with $101.4 billion at December 31, 2009. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Junior lien net charge-offs declined from the prior year but remained high. Senior lien nonaccrual loans remained relatively flat, while junior lien nonaccrual loans decreased from prior year-end as a result of improvement in early-stage delinquencies.
Improvements in delinquencies and charge-offs slowed during the second half of the year and stabilized at these elevated levels. In addition to delinquent accounts, the Firm monitors current junior lien loans where the borrower has a first mortgage loan which is either delinquent or has been modified, as such junior lien loans are considered to be at higher risk of delinquency. The portfolio contained an estimated $4 billion of such junior lien loans. The risk associated with these junior lien loans was considered in establishing the allowance for loan losses at December 31, 2010.
Mortgage: Mortgage loans at December 31, 2010, including prime and subprime mortgages and mortgage loans held-for-sale, were $86.0 billion, compared with $88.4 billion at December 31, 2009. The decrease was primarily due to portfolio runoff, partially offset by the addition of loans to the balance sheet as a result of the adoption of the accounting guidance related to VIEs. Net charge-offs decreased from the prior year but remained elevated.
Prime mortgages at December 31, 2010, including option ARMs, were $74.7 billion, compared with $75.9 billion at December 31, 2009. The decrease in loans was due to paydowns and charge-offs on delinquent loans, partially offset by the addition of loans as a result of the adoption of the accounting guidance related to VIEs. Early-stage delinquencies showed improvement during the year but remained at elevated levels. Late-stage delinquencies increased during the first half of the year, then trended lower for several months before flattening toward the end of 2010. Nonaccrual loans showed improvement, but also remained elevated as a result of ongoing modification activity and foreclosure processing delays. Charge-offs declined year over year but remained high.
Option ARM loans, which are included in the prime mortgage portfolio, were $8.1 billion at December 31, 2010, and represented 11% of the prime mortgage portfolio. These are primarily loans with low LTV ratios and high borrower FICOs. Accordingly, the Firm expects substantially lower losses on this portfolio when compared with the PCI option ARM pool. As of December 31, 2010, approximately 8% of the option ARM borrowers were delinquent, 4% were making interest-only or negatively amortizing payments, and 88% were making amortizing payments. Substantially all borrowers within the portfolio are subject to risk of payment shock due to future payment recast as a limited number of these loans have been modified. The cumulative amount of unpaid interest added to the

JPMorgan Chase & Co. / 2010 Annual Report	131

Management’s discussion and analysis
unpaid principal balance due to negative amortization of option ARMs was $24 million and $78 million at December 31, 2010 and 2009, respectively. The Firm estimates the following balances of option ARM loans will experience a recast that results in a payment increase: $72 million in 2011, $241 million in 2012 and $784 million in 2013. The Firm did not originate option ARMs and new originations of option ARMs were discontinued by Washington Mutual prior to the date of JPMorgan Chase’s acquisition of its banking operations.
Subprime mortgages at December 31, 2010 were $11.3 billion, compared with $12.5 billion at December 31, 2009. The decrease was due to paydowns and charge-offs on delinquent loans, partially offset by the addition of loans as a result of the adoption of the accounting guidance related to VIEs. Late-stage delinquencies remained elevated but continued to improve, albeit at a slower rate during the second half of the year, while early-stage delinquencies stabilized at an elevated level during this period. Nonaccrual loans improved largely as a result of the improvement in late-stage delinquencies. Charge-offs reflected modest improvement.
Auto: Auto loans at December 31, 2010, were $48.4 billion, compared with $46.0 billion at December 31, 2009. Delinquent and nonaccrual loans have decreased. In addition, net charge-offs have declined 52% from the prior year. Provision expense decreased due to favorable loss severity as a result of a strong used-car market nationwide and reduced loss frequency due to the tightening of underwriting criteria in earlier periods. The auto loan portfolio reflected a high concentration of prime quality credits.
Business banking: Business banking loans at December 31, 2010, were $16.8 billion, compared with $17.0 billion at December 31, 2009. The decrease was primarily a result of run-off of the Washington Mutual portfolio and charge-offs on delinquent loans. These loans primarily include loans which are highly collateralized, often with personal loan guarantees. Nonaccrual loans continued to remain elevated. After having increased during the first half of 2010, nonaccrual loans as of December 31, 2010, declined to year-end 2009 levels.
Student and other: Student and other loans at December 31, 2010, including loans held-for-sale, were $15.3 billion, compared with $16.4 billion at December 31, 2009. Other loans primarily include other secured and unsecured consumer loans. Delinquencies reflected some stabilization in the second half of 2010, but remained elevated. Charge-offs during 2010 remained relatively flat with 2009 levels reflecting the impact of elevated unemployment levels.
Purchased credit-impaired loans: PCI loans at December 31, 2010, were $72.8 billion compared with $81.2 billion at December 31, 2009. This portfolio represents loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition. That fair value included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no allowance for loan losses was recorded for these loans as of the acquisition date.
The Firm regularly updates the amount of principal and interest cash flows expected to be collected for these loans. Probable decreases in expected loan principal cash flows would trigger the recognition of impairment through the provision for loan losses. Probable and significant increases in expected cash flows (e.g., decreased principal credit losses, the net benefit of modifications) would first reverse any previously recorded allowance for loan losses, with any remaining increase in the expected cash flows recognized prospectively in interest income over the remaining estimated lives of the underlying loans.
During 2010, management concluded as part of the Firm’s regular assessment of the PCI pools that it was probable that higher expected principal credit losses would result in a decrease in expected cash flows. Accordingly, the Firm recognized an aggregate $3.4 billion impairment related to the home equity, prime mortgage, option ARM and subprime mortgage PCI portfolios. As a result of this impairment, the Firm’s allowance for loan losses for the home equity, prime mortgage, option ARM and subprime mortgage PCI portfolios was $1.6 billion, $1.8 billion, $1.5 billion and $98 million, respectively, at December 31, 2010, compared with an allowance for loan losses of $1.1 billion and $491 million for the prime mortgage and option ARM PCI portfolios, respectively, at December 31, 2009.
Approximately 39% of the option ARM borrowers were delinquent, 5% were making interest-only or negatively amortizing payments, and 56% were making amortizing payments. Approximately 50% of current borrowers are subject to risk of payment shock due to future payment recast; substantially all of the remaining loans have been modified to a fixed rate fully amortizing loan. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $1.4 billion and $1.9 billion at December 31, 2010 and 2009, respectively. The Firm estimates the following balances of option ARM PCI loans will experience a recast that results in a payment increase: $1.2 billion in 2011, $2.7 billion in 2012 and $508 million in 2013.

The following table provides a summary of lifetime loss estimates included in both the nonaccretable difference and the allowance for loan losses. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

	Lifetime loss estimates(a)		LTD liquidation losses(b)
December 31, (in millions)	2010	2009	2010	2009

Option ARMs	$11,588	$10,650	$4,860	$1,744
Home equity	14,698	13,138	8,810	6,060
Prime mortgage	4,870	4,240	1,495	794
Subprime mortgage	3,732	3,842	1,250	796

Total	$34,888	$31,870	$16,415	$9,394

(a)	Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only. The remaining nonaccretable difference for principal losses only was $14.1 billion and $21.1 billion at December 31, 2010 and 2009, respectively. All probable increases in principal losses and foregone interest subsequent to the purchase date are reflected in the allowance for loan losses.

(b)	Life-to-date (“LTD”) liquidation losses represent realization of loss upon loan resolution.

132	JPMorgan Chase & Co. / 2010 Annual Report

Geographic composition and current estimated LTVs of residential real estate loans

(a)	Represents residential real estate loan related, excluding purchased credit-impaired loans acquired in the Washington Mutual transaction and loans insured by U.S. government agencies.
The consumer credit portfolio is geographically diverse. The greatest concentration of residential real estate loans is in California. Excluding mortgage loans insured by U.S. government agencies and PCI loans, California-based loans retained represented 24% of total residential real estate loans retained at December 31, 2010, compared with 25% at December 31, 2009. Of the total residential real estate loan portfolio retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, $86.4 billion, or 54%, were concentrated in California, New York, Arizona, Florida and Michigan at December 31, 2010, compared with $95.9 billion, or 54%, at December 31, 2009.
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 83% at December 31, 2010, compared with 81% at December 31, 2009. Excluding mortgage loans insured by U.S. government agencies and PCI loans, 24% of the retained portfolio had a current estimated LTV ratio greater than 100%, and 10% of the retained portfolio had a current estimated LTV ratio greater than 125% at December 31, 2010, compared with 22% with a current estimated LTV ratio greater than 100%, and 9% with a current estimated LTV ratio greater than 125%, at December 31, 2009. The decline in home prices had a significant impact on the collateral value underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains uncertain.

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
LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans

					Ratio of carrying
December 31, 2010		Current estimated LTV		Carrying	value to current estimated
(in millions, except ratios)	Unpaid principal balance(a)	ratio(b)		value(d)	collateral value(e)

Home equity	$28,312	117	%(c)	$24,459	95%
Prime mortgage	18,928	109		17,322	90
Subprime mortgage	8,042	113		5,398	74
Option ARMs	30,791	111		25,584	87

					Ratio of carrying
December 31, 2009		Current estimated LTV		Carrying	value to current estimated
(in millions, except ratios)	Unpaid principal balance(a)	ratio(b)		value(d)	collateral value(e)

Home equity	$32,958	113	%(c)	$26,520	91%
Prime mortgage	21,972	103		19,693	87
Subprime mortgage	9,021	107		5,993	71
Option ARMs	37,379	111		29,039	85

(a)	Represents the contractual amount of principal owed at December 31, 2010 and 2009.

JPMorgan Chase & Co. / 2010 Annual Report	133

Management’s discussion and analysis

(b)	Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated based on home valuation models utilizing nationally recognized home price index valuation estimates. Prior period amounts have been revised to conform to the current period presentation.

(c)	Represents current estimated combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(d)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

(e)	At December 31, 2010, and 2009, the ratios of carrying value to current estimated collateral value are net of the allowance for loan losses of $1.6 billion and zero for home equity, respectively, $1.8 billion and $1.1 billion for prime mortgage, respectively, $98 million and zero for subprime mortgage, respectively, and $1.5 billion and $491 million for option ARMs, respectively.
PCI loans in the states of California and Florida represented 53% and 10%, respectively, of total PCI loans at December 31, 2010, compared with 54% and 11%, respectively, at December 31, 2009. The current estimated average LTV ratios were 118% and 135% for California and Florida loans, respectively, at December 31, 2010, compared with 114% and 131%, respectively, at December 31, 2009. Continued pressure on housing prices in California and Florida have contributed negatively to both the current estimated average LTV ratio and the ratio of carrying value to current collateral value for loans in the PCI portfolio. For the PCI portfolio, 63% had a current estimated LTV ratio greater than 100%, and 31% of the PCI portfolio had a current estimated LTV ratio greater than 125% at December 31, 2010; this compared with 59% of the PCI portfolio with a current estimated LTV ratio greater than 100%, and 28% with a current estimated LTV ratio greater than 125%, at December 31, 2009.
The carrying value of PCI loans is below the current estimated collateral value of the loans and, accordingly, the ultimate performance of this portfolio is highly dependent on borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity, as well as on the cost of alternative housing. For further information on the geographic composition and current estimated LTVs of residential real estate — non PCI and PCI loans, see Note 14 on pages 220–238 of this Annual Report.
Loan modification activities
For additional information about consumer loan modification activities, including consumer loan modifications accounted for as troubled debt restructurings, see Note 14 on pages 220–238 of this Annual Report.
Residential real estate loans: For both the Firm’s on-balance sheet loans and loans serviced for others, more than 1,038,000 mortgage modifications have been offered to borrowers and approximately 318,000 have been approved since the beginning of 2009. Of these, approximately 285,000 have achieved permanent modification as of December 31, 2010. Of the remaining 720,000 modifications, 34% are in a trial period or still being reviewed for a modification, while 66% have dropped out of the modification program or otherwise were not eligible for final modification.
The Firm is participating in the U.S. Treasury’s MHA programs and is continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”); these programs mandate standard modification terms across the industry and provide incentives to borrowers, servicers and investors who participate. The Firm completed its first permanent modifications under HAMP in September 2009. Under 2MP, which the Firm implemented in May 2010, homeowners are offered a way to modify their second mortgage to make it more affordable when their first mortgage has been modified under HAMP.
The Firm’s other loss-mitigation programs for troubled borrowers who do not qualify for HAMP include the traditional modification programs offered by the GSE’s and Ginnie Mae, as well as the Firm’s proprietary modification programs, which include similar concessions to those offered under HAMP but with expanded eligibility criteria. In addition, the Firm has offered modification programs targeted specifically to borrowers with higher-risk mortgage products.
MHA, as well as the Firm’s other loss-mitigation programs, generally provide various concessions to financially troubled borrowers, including, but not limited to, interest rate reductions, term or payment extensions, and deferral of principal payments that would have otherwise been required under the terms of the original agreement. For the 54,500 on—balance sheet loans modified under HAMP and the Firm’s other loss-mitigation programs since July 1, 2009, 55% of permanent loan modifications have included interest rate reductions, 49% have included term or payment extensions, 9% have included principal deferment and 22% have included principal forgiveness. Principal forgiveness has been limited to a specific modification program for option ARMs. The sum of the percentages of the types of loan modifications exceeds 100% because, in some cases, the modification of an individual loan includes more than one type of concession.
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

134	JPMorgan Chase & Co. / 2010 Annual Report

successful trial payment period of at least three months. Approximately 87% of on–balance sheet modifications completed since July 1, 2009, were completed in 2010, with approximately 10% completed as recently as the fourth quarter of 2010. Performance metrics to date for modifications seasoned more than six months show weighted average redefault rates of 25% and 28% for HAMP and the Firm’s other modification programs, respectively. While these rates compare favorably to equivalent metrics for modifications completed under prior programs, ultimate redefault rates will remain uncertain until modified loans have seasoned.

The following table presents information as of December 31, 2010 and 2009, relating to restructured on–balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as troubled debt restructurings (“TDRs”).
Restructured residential real estate loans

	2010		2009
		Nonaccrual		Nonaccrual
	On-balance	on-balance	On-balance	on-balance
December 31, (in millions)	sheet loans	sheet loans(d)	sheet loans	sheet loans(d)

Restructured residential real estate loans – excluding PCI loans (a)(b)
Home equity – senior lien	$226	$38	$168	$30
Home equity – junior lien	283	63	222	43
Prime mortgage, including option ARMs	2,084	534	642	249
Subprime mortgage	2,751	632	1,998	598

Total restructured residential real estate loans – excluding PCI loans	$5,344	$1,267	$3,030	$920

Restructured PCI loans(c)
Home equity	$492	NA	$453	NA
Prime mortgage	3,018	NA	1,526	NA
Subprime mortgage	3,329	NA	1,954	NA
Option ARMs	9,396	NA	2,972	NA

Total restructured PCI loans	$16,235	NA	$6,905	NA

(a)	Amounts represent the carrying value of restructured residential real estate loans.

(b)	At December 31, 2010 and 2009, $3.0 billion and $296 million, respectively, of loans modified subsequent to repurchase from Ginnie Mae were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Substantially all amounts due under the terms of these loans continue to be insured and, where applicable, reimbursement of insured amounts is proceeding normally.

(c)	Amounts represent the unpaid principal balance of restructured PCI loans.

(d)	Nonaccrual loans modified in a TDR may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms. As of December 31, 2010 and 2009, nonaccrual loans of $580 million and $256 million, respectively, are TDRs for which the borrowers have not yet made six payments under their modified terms.
Foreclosure prevention: Foreclosure is a last resort and the Firm makes significant efforts to help borrowers stay in their homes. Since the first quarter of 2009, the Firm has prevented two foreclosures (through loan modification, short sales, and other foreclosure prevention means) for every foreclosure completed.
The Firm has a well-defined foreclosure prevention process when a borrower fails to pay on his or her loan. Customer contacts are attempted multiple times in various ways to pursue options other than foreclosure (including through loan modification, short sales, and other foreclosure prevention means). In addition, if the Firm is unable to contact a customer, various reviews are completed of borrower’s facts and circumstances before a foreclosure sale is completed. By the time of a foreclosure sale, borrowers have not made a payment on average for approximately 14 months.
Foreclosure process issues
The foreclosure process is governed by laws and regulations established on a state-by-state basis. In some states, the foreclosure process involves a judicial process requiring filing documents with a court. In other states, the process is mostly non-judicial, involving various processes, some of which require filing documents with governmental agencies. During the third quarter of 2010, the Firm became aware that certain documents executed by Firm personnel in connection with the foreclosure process may not have complied with all applicable procedural requirements. For example, in certain instances, the underlying loan file review and verification of information for inclusion in an affidavit was performed by Firm personnel other than the affiant, or the affidavit may not have been properly notarized. The Firm instructed its outside foreclosure counsel to temporarily suspend foreclosures, foreclosure sales and evictions in 43 states so that it could review its processes. These matters are the subject of investigation by federal and state officials. For further discussion, see “Mortgage Foreclosure Investigations and Litigation” in Note 32 on pages 282–289 of this Annual Report.

JPMorgan Chase & Co. / 2010 Annual Report	135

Management’s discussion and analysis
As a result of these foreclosure process issues, the Firm has undertaken remedial actions to ensure that it satisfies all procedural requirements relating to mortgage foreclosures. These actions include:
•	A complete review of the foreclosure document execution policies and procedures;

•	The creation of model affidavits that will comply with all local law requirements and be used in every case;

•	Implementation of enhanced procedures designed to ensure that employees who execute affidavits personally verify their contents and that the affidavits are executed only in the physical presence of a licensed notary;

•	Extensive training for all personnel who will have responsibility for document execution going forward and certification of those personnel by outside counsel;

•	Implementation of a rigorous quality control double-check review of affidavits completed by the Firm’s employees; and

•	Review and verification of our revised procedures by outside experts.
As of January 2011, the Firm has resumed initiation of new foreclosure proceedings in nearly all states in which it had previously suspended such proceedings.
The following table presents information as of December 31, 2010 and 2009, about the Firm’s nonperforming consumer assets, excluding credit card.

Nonperforming assets(a)
December 31, (in millions)	2010	2009

Nonaccrual loans(b)
Home equity – senior lien	$479	$477
Home equity – junior lien	784	1,188
Prime mortgage, including option ARMs	4,320	4,667
Subprime mortgage	2,210	3,248
Auto	141	177
Business banking	832	826
Student and other	67	74

Total nonaccrual loans	8,833	10,657

Assets acquired in loan satisfactions
Real estate owned	1,294	1,156
Other	67	99

Total assets acquired in loan satisfactions	1,361	1,255

Total nonperforming assets	$10,194	$11,912

(a)	At December 31, 2010 and 2009, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $10.5 billion and $9.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $1.9 billion and $579 million, respectively; and (3) student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $625 million and $542 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(b)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.
Nonaccrual loans: Total consumer nonaccrual loans, excluding credit card, were $8.8 billion, compared with $10.7 billion at December 31, 2009. Nonaccrual loans have stabilized, but remained at elevated levels. The increase in loan modification activities is expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios as a result of both redefault of modified loans as well as the Firm’s policy that modified loans remain in nonaccrual status until repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms. Nonaccrual loans in the residential real estate portfolio totaled $7.8 billion at December 31, 2010, of which 71% were greater than 150 days past due; this compared with nonaccrual residential real estate loans of $9.6 billion at December 31, 2009, of which 64% were greater than 150 days past due. Modified residential real estate loans of $1.3 billion and $920 million at December 31, 2010 and 2009, respectively, were classified as nonaccrual loans. Of these modified residential real estate loans, $580 million and $256 million had yet to make six payments under their modified terms at December 31, 2010 and 2009, respectively, with the remaining nonaccrual modified loans having redefaulted. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 46% and 36% to estimated collateral value at December 31, 2010 and 2009, respectively.
Real estate owned (“REO”): As part of the residential real estate foreclosure process, loans are written down to the fair value of the underlying real estate asset, less costs to sell, at acquisition. Typically, any further gains or losses on REO assets are recorded as part of other income. In those instances where the Firm gains ownership and possession of individual properties at the completion of the foreclosure process, these REO assets are managed for prompt sale and disposition at the best possible economic value. Operating expense, such as real estate taxes and maintenance, are charged to other expense. REO assets, excluding those insured by U.S. government agencies, increased by $138 million from December 31, 2009 to $1.3 billion, primarily related to foreclosures of non-PCI loans. It is anticipated that REO assets will continue to increase over the next several quarters, as loans moving through the foreclosure process are expected to increase.

136	JPMorgan Chase & Co. / 2010 Annual Report

Credit Card
Credit card receivables (which include receivables in Firm-sponsored credit card securitization trusts that were not reported on the Consolidated Balance Sheets prior to January 1, 2010) were $137.7 billion at December 31, 2010, a decrease of $25.7 billion from December 31, 2009, due to the decline in lower-yielding promotional balances and runoff of the Washington Mutual portfolio.
The 30-day delinquency rate decreased to 4.07% at December 31, 2010, from 6.28% at December 31, 2009, while the net charge-off rate increased to 9.73% for 2010, from 9.33% in 2009 due primarily to the decline in outstanding loans. The delinquency trend is showing improvement, especially within early stage delinquencies. Charge-offs were elevated in 2010 but showed improvement in the second half of the year as a result of lower delinquent loans and higher repayment rates. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. The greatest geographic concentration of credit card loans is in California which represented 13% of total loans at December 2010, compared with 14% at December 2009. Loan concentration for the top five states of California, New York, Texas, Florida and Illinois consisted of $55.1 billion in receivables, or 40% of the portfolio, at December 2010, compared with $65.9 billion, or 40%, at December 2009.
Credit card receivables, excluding the Washington Mutual portfolio, were $123.9 billion at December 31, 2010, compared with $143.8 billion at December 31, 2009. The 30-day delinquency rate, excluding the Washington Mutual portfolio, was 3.66% at December 31, 2010, down from 5.52% at December 31, 2009, while the net charge-off rate increased to 8.72% in 2010 from 8.45% in 2009 due largely to the decrease in outstanding loans.
Credit card receivables in the Washington Mutual portfolio were $13.7 billion at December 31, 2010, compared with $19.7 billion at December 31, 2009. The Washington Mutual portfolio’s 30-day delinquency rate was 7.74% at December 31, 2010, down from 12.72% at December 31, 2009; the 2009 delinquency rate excludes the impact of the consolidation of the Washington Mutual Master Trust (“WMMT”) in the second quarter of 2009. The net charge-off rate in 2010 was 18.73%, compared with 18.79% in 2009, excluding the impact of the purchase accounting adjustments related to the consolidation of the WMMT in the second quarter of 2009.

Modifications of credit card loans
For additional information about credit card loan modification activities, including credit card loan modifications accounted for as troubled debt restructurings, see Note 14 on pages 220–238 of this Annual Report.
JPMorgan Chase may offer one of a number of loan modification programs to borrowers who are experiencing financial difficulty. The Firm has short-term programs for borrowers who may be in need of temporary relief, and long-term programs for borrowers who are experiencing a more fundamental level of financial difficulties. Most of the Firm’s modified credit card loans have been modified under the Firm’s long-term programs. Modifications under the Firm’s long-term programs involve placing the customer on a fixed payment plan not exceeding 60 months. Modifications under all of these programs typically include reducing the interest rate on the card. Also, in all cases, the Firm cancels the customer’s available line of credit on the credit card. Substantially all of these modifications, both short-term and long-term, are considered to be TDRs. Based on the Firm’s historical experience, the Firm expects that a significant portion of the borrowers will not ultimately comply with the modified payment terms.

JPMorgan Chase & Co./2010 Annual Report	137

Management’s discussion and analysis
If the cardholder does not comply with the modified payment terms, then the credit card loan agreement generally reverts back to its pre-modification payment rate terms. Assuming that those borrowers do not begin to perform in accordance with those payment terms, the loans continue to age and will ultimately be charged off in accordance with the Firm’s standard charge-off policy. In addition, if a borrower successfully completes a short-term modification program, then the loan reverts back to its pre-modification payment terms. However, in most cases the Firm does not reinstate the borrower’s line of credit.
At December 31, 2010 and 2009, the Firm had $10.0 billion and $6.2 billion, respectively, of on–balance sheet credit card loans outstanding that have been modified in troubled debt restructurings.
These balances include both credit card loans with modified payment terms and credit card loans that have reverted back to their pre-modification payment terms. The increase in modified credit card loans outstanding from December 31, 2009, to December 31, 2010, is primarily attributable to previously-modified loans held in Firm-sponsored credit card securitization trusts being consolidated as a result of adopting the new accounting guidance regarding consolidation of VIEs.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status. However, the Firm separately establishes an allowance for the estimated uncollectible portion of billed and accrued interest and fee income on credit card loans.

COMMUNITY REINVESTMENT ACT EXPOSURE

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes. JPMorgan Chase is a national leader in community development by providing loans, investments and community development services in communities across the United States.
At December 31, 2010 and 2009, the Firm’s CRA loan portfolio was approximately $16 billion and $18 billion, respectively. Of the CRA portfolio 65% were residential mortgage loans and 15% were business banking loans at both December 31, 2010 and 2009, respectively; 9% and 8%, respectively, were commercial real estate loans; and 11% and 12%, respectively, were other loans. The CRA nonaccrual loans were 6% of the Firm’s nonaccrual loans at both December 31, 2010 and 2009. Net charge-offs in the CRA portfolio were 3% of the Firm’s net charge-offs in both 2010 and 2009.

138	JPMorgan Chase & Co. / 2010 Annual Report

ALLOWANCE FOR CREDIT LOSSES

JPMorgan Chase’s allowance for loan losses covers the wholesale (risk-rated), and consumer (primarily scored) portfolios. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and consumer (excluding credit card) lending-related commitments using a methodology similar to that used for the wholesale loans. During 2010, the Firm did not make any significant changes to the methodologies or policies used to establish its allowance for credit losses.
For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 149–154 and Note 15 on pages 239–243 of this Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of December 31, 2010, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses inherent in the portfolio, including those not yet identifiable).
The allowance for credit losses was $33.0 billion at December 31, 2010, an increase of $442 million from $32.5 billion at December 31, 2009. The increase was primarily due to the Firm’s adoption of accounting guidance related to VIEs. As a result of the consolidation of certain securitization entities, the Firm established an allowance for loan losses of $7.5 billion at January 1, 2010, primarily related to the receivables that had been held in credit card securitization trusts. Excluding the $7.5 billion transition adjustment at adoption, the allowance decreased by $6.8 billion in the consumer and wholesale portfolios, generally reflecting an improvement in credit quality.
The consumer (excluding credit card) allowance for loan losses increased $1.6 billion largely due to a $3.4 billion increase related to further estimated deterioration in the Washington Mutual PCI pools, partially offset by a $1.8 billion reduction predominantly in non-credit-impaired residential real estate reserves reflecting improved loss outlook as a result of the resumption of favorable delinquency trends at the end of 2010, as well as a $632 million adjustment related to the estimated net realizable value of the collateral underlying delinquent residential home loans. For additional information, refer to page 131 of this Annual Report.
The credit card allowance for loan losses increased $1.4 billion from December 31, 2009, largely due to the impact of the adoption of the accounting guidance related to VIEs. Excluding the effect of the transition adjustment at adoption, the credit card allowance decreased by $6.0 billion from December 31, 2009, reflecting lower estimated losses primarily related to improved delinquency trends as well as lower levels of outstandings.
The wholesale allowance for loan losses decreased by $2.4 billion from December 31, 2009, primarily due to repayments and loan sales, as well as continued improvement in the credit quality of the commercial and industrial loan portfolio.
The allowance for lending-related commitments for both wholesale and consumer (excluding credit card), which is reported in other liabilities, was $717 million and $939 million at December 31, 2010 and 2009, respectively. The decrease primarily reflected the continued improvement in the credit quality of the wholesale commercial and industrial loan portfolio.
The credit ratios in the table below are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value.

JPMorgan Chase & Co. / 2010 Annual Report	139

Management’s discussion and analysis
Summary of changes in the allowance for credit losses

	2010				2009
		Consumer,				Consumer,
Year ended December 31,		excluding				excluding
(in millions, except ratios)	Wholesale	credit card	Credit Card	Total	Wholesale	credit card	Credit Card	Total

Allowance for loan losses
Beginning balance at January 1,	$7,145	$14,785	$9,672	$31,602	$6,545	$8,927	$7,692	$23,164
Cumulative effect of change in accounting principles(a)	14	127	7,353	7,494	—	—	—	—
Gross charge-offs(a)	1,989	8,383	15,410	25,782	3,226	10,421	10,371	24,018
Gross (recoveries)(a)	(262)	(474)	(1,373)	(2,109)	(94)	(222)	(737)	(1,053)

Net charge-offs(a)	1,727	7,909	14,037	23,673	3,132	10,199	9,634	22,965
Provision for loan losses(a)	(673)	9,458	8,037	16,822	3,684	16,032	12,019	31,735
Other(b)	2	10	9	21	48	25	(405)	(332)

Ending balance	$4,761	$16,471	$11,034	$32,266	$7,145	$14,785	$9,672	$31,602

Impairment methodology
Asset-specific(c)(d)(e)	$1,574	$1,075	$4,069	$6,718	$2,046	$896	$3,117	$6,059
Formula-based(a)(e)	3,187	10,455	6,965	20,607	5,099	12,308	6,555	23,962
PCI	—	4,941	—	4,941	—	1,581	—	1,581

Total allowance for loan losses	$4,761	$16,471	$11,034	$32,266	$7,145	$14,785	$9,672	$31,602

Allowance for lending-related commitments
Beginning balance at January 1,	$927	$12	$—	$939	$634	$25	$—	$659
Cumulative effect of change in accounting principles(a)	(18)	—	—	(18)	—	—	—	—
Provision for lending-related commitments(a)	(177)	(6)	—	(183)	290	(10)	—	280
Other	(21)	—	—	(21)	3	(3)	—	—

Ending balance	$711	$6	$—	$717	$927	$12	$—	$939

Impairment methodology
Asset-specific	$180	$—	$—	$180	$297	$—	$—	$297
Formula-based	531	6	—	537	630	12	—	642

Total allowance for lending-related commitments	$711	$6	$—	$717	$927	$12	$—	$939

Total allowance for credit losses	$5,472	$16,477	$11,034	$32,983	$8,072	$14,797	$9,672	$32,541

Memo:
Retained loans, end of period	$222,510	$327,464	$135,524	$685,498	$200,077	$348,355	$78,786	$627,218
Retained loans, average	213,609	340,334	144,219	698,162	223,047	362,216	87,029	672,292

Credit ratios
Allowance for loan losses to retained loans	2.14%	5.03%	8.14%	4.71%	3.57%	4.24%	12.28%	5.04%
Allowance for loan losses to retained nonaccrual loans(f)	86	186	NM	225	109	139	NM	184
Allowance for loan losses to retained nonaccrual loans excluding credit card	86	186	NM	148	109	139	NM	127
Net charge-off rates(g)	0.81	2.32	9.73	3.39	1.40	2.82	11.07	3.42

Credit ratios excluding home lending PCI loans and loans held by the WMMT
Allowance for loan losses to retained loans(h)	2.14	4.53	8.14	4.46	3.57	4.94	12.43	5.51
Allowance for loan losses to retained nonaccrual loans(f)(h)	86	131	NM	190	109	124	NM	174
Allowance for loan losses to retained nonaccrual loans excluding credit card(f)(h)	86	131	NM	114	109	124	NM	118

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon the adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result $7.4 billion, $14 million and $127 million, respectively, of allowance for loan losses were recorded on-balance sheet associated with the consolidation of these entities. For further discussion, see Note 16 on pages 244–259 of this Annual Report.

(b)	Other predominantly includes a reclassification in 2009 related to the issuance and retention of securities from the Chase Issuance Trust.

(c)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(d)	The asset-specific consumer (excluding credit card) allowance for loan losses includes TDR reserves of $985 million and $754 million at December 31, 2010 and 2009, respectively. Prior-period amounts have been reclassified from formula-based to conform with the current period presentation.

(e)	At December 31, 2010, the Firm’s allowance for loan losses on credit card loans for which the Firm has modified the terms of the loans for borrowers who are experiencing financial difficulty was reclassified to the asset-specific allowance. Prior periods have been revised to reflect the current presentation.

140	JPMorgan Chase & Co. / 2010 Annual Report

(f)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under the guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(g)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses recorded as purchase accounting adjustments at the time of acquisition.

(h)	Excludes the impact of PCI loans acquired as part of the Washington Mutual transaction. The allowance for loan losses on PCI loans was $4.9 billion and $1.6 billion as of December 31, 2010 and 2009, respectively.

The following table presents a credit ratio excluding: home lending PCI loans acquired in the Washington Mutual transaction; and credit card loans held by the Washington Mutual Master Trust which were consolidated onto the Firm’s balance sheet at fair value during the second quarter of 2009. The PCI loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. Accordingly, no allowance for loan losses was recorded for these loans as of the acquisition date. Subsequent evaluations of estimated credit deterioration in this portfolio resulted in the recording of an allowance for loan losses of $4.9 billion and $1.6 billion at December 31, 2010 and 2009, respectively. For more information on home lending PCI loans, see pages 132–134 of this Annual Report. For more information on the consolidation of assets from the Washington Mutual Master Trust, see Note 16 on pages 244–259 of this Annual Report.

The calculation of the allowance for loan losses to total retained loans, excluding PCI loans and loans held by the WMMT, is presented below.

December 31, (in millions, except ratios)	2010	2009

Allowance for loan losses	$32,266	$31,602
Less: Allowance for PCI loans	4,941	1,581

Adjusted allowance for loan losses	$27,325	$30,021

Total loans retained	$685,498	$627,218
Less: Firmwide PCI loans	72,807	81,380
Loans held by the WMMT	—	1,002

Adjusted loans	$612,691	$544,836
Allowance for loan losses to ending loans excluding PCI loans and loans held by the WMMT	4.46%	5.51%

Provision for credit losses

The provision for credit losses was $16.6 billion for the year ended December 31, 2010, down by $21.8 billion, or 57%, from the prior-year provision. The total consumer provision (excluding credit card) for credit losses was $9.5 billion, reflecting an addition to the allowance for loan losses of $1.6 billion (primarily related to the increase in allowance for the PCI portfolio of $3.4 billion), partially offset by a $1.8 billion reduction in allowance predominantly for non-credit-impaired residential real estate loans. The prior year provision was $16.0 billion reflecting additions of $5.8 billion predominantly for the home equity and mortgage portfolios, including $1.6 billion for the PCI portfolio.
The total credit card provision for credit losses was $8.0 billion, primarily reflecting a reduction in the allowance for credit losses of $6.0 billion as a result of improved delinquency trends and reduced net charge-offs. The prior year managed provision was $18.5 billion reflecting additions to the allowance of $2.4 billion. The wholesale provision for credit losses was a benefit of $850 million, compared with expense of $4.0 billion, reflecting a reduction in the allowance for credit losses predominantly as a result of continued improvement in the credit quality of the commercial and industrial portfolio, reduced net charge-offs and repayments.

				Provision for
Year ended December 31,	Provision for loan losses			lending-related commitments			Total provision for credit losses
(in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008

Wholesale	$(673)	$3,684	$3,536	$(177)	$290	$(209)	$(850)	$3,974	$3,327
Consumer, excluding credit card(a)	9,458	16,032	10,659	(6)	(10)	(49)	9,452	16,022	10,610
Credit card – reported(a)(b)	8,037	12,019	7,042	—	—	—	8,037	12,019	7,042

Total provision for credit losses – reported	16,822	31,735	21,237	(183)	280	(258)	16,639	32,015	20,979
Credit card – securitized(b)(c)	NA	6,443	3,612	NA	—	—	NA	6,443	3,612

Total provision for credit losses – managed	$16,822	$38,178	$24,849	$(183)	$280	$(258)	$16,639	$38,458	$24,591

(a)	Includes adjustments to the provision for credit losses recognized in the Corporate/Private Equity segment related to the Washington Mutual transaction in 2008.

(b)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. As a result of the consolidation of the credit card securitization trusts, reported and managed basis relating to credit card securitizations are equivalent for periods beginning after January 1, 2010. For further discussion regarding the Firm’s application and the impact of the new guidance, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 64–65 of this Annual Report.

(c)	Loans securitized are defined as loans that were sold to unconsolidated securitization trusts and were not included in reported loans. For further discussion of credit card securitizations, see Note 16 on pages 244–259 of this Annual Report.

JPMorgan Chase & Co. / 2010 Annual Report	141

Management’s discussion and analysis
MARKET RISK MANAGEMENT

Market risk is the exposure to an adverse change in the market value of portfolios and financial instruments caused by a change in market prices or rates.
Market risk management
Market Risk is an independent risk management function that works in close partnership with the business segments to identify and monitor market risks throughout the Firm and to define market risk policies and procedures. The risk management function is headed by the Firm’s Chief Risk Officer.
Market Risk seeks to facilitate efficient risk/return decisions, reduce volatility in operating performance and provide transparency into the Firm’s market risk profile for senior management, the Board of Directors and regulators. Market Risk is responsible for the following functions:
•	establishing a market risk policy framework

•	independent measurement, monitoring and control of line-of-business market risk

•	definition, approval and monitoring of limits

•	performance of stress testing and qualitative risk assessments
Risk identification and classification
Each line of business is responsible for the comprehensive identification and verification of market risks within its units. The Firm’s market risks arise primarily from the activities in IB, Mortgage Banking, and CIO in Corporate/Private Equity.
IB makes markets and trades its products across the fixed income, foreign exchange, equities and commodities markets. This trading activity may lead to a potential decline in net income due to adverse changes in market rates. In addition to these trading risks, there are risks in IB’s credit portfolio from retained loans and commitments, derivative credit valuation adjustments, hedges of the credit valuation adjustments and mark-to-market hedges of the retained loan portfolio. Additional risk positions result from the debit valuation adjustments taken on certain structured liabilities and derivatives to reflect the credit quality of the Firm.
The Firm’s Mortgage Banking business includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges. These activities give rise to complex interest rate risks, as well as option and basis risk. Option risk arises primarily from prepayment options embedded in mortgages and changes in the probability of newly originated mortgage commitments actually closing. Basis risk results from differences in the relative movements of the rate indices underlying mortgage exposure and other interest rates.
CIO is primarily concerned with managing structural risks which arise out of the various business activities of the Firm. Market Risk measures and monitors the gross structural exposures as well as the net exposures related to these activities.
Risk measurement
Tools used to measure risk
Because no single measure can reflect all aspects of market risk, the Firm uses various metrics, both statistical and nonstatistical, including:
•	Value-at-risk (“VaR”)

•	Economic-value stress testing

•	Nonstatistical risk measures

•	Loss advisories

•	Revenue drawdowns

•	Risk identification for large exposures (“RIFLEs”)

•	Earnings-at-risk stress testing
Value-at-risk
JPMorgan Chase utilizes VaR, a statistical risk measure, to estimate the potential loss from adverse market moves. Each business day, as part of its risk management activities, the Firm undertakes a comprehensive VaR calculation that includes the majority of its material market risks. VaR provides a consistent cross-business measure of risk profiles and levels of diversification and is used for comparing risks across businesses and monitoring limits. These VaR results are reported to senior management and regulators, and they feed regulatory capital calculations.
The Firm calculates VaR to estimate possible economic outcomes for current positions using historical data from the previous twelve months. This approach assumes that historical changes in market values are representative of current risk; this assumption may not always be valid. VaR is calculated using a one-day time horizon and an expected tail-loss methodology, which approximates a 95% confidence level. This means the Firm would expect to incur losses greater than that predicted by VaR estimates five times in every 100 trading days, or about 12 to 13 times a year.

142	JPMorgan Chase & Co. / 2010 Annual Report

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.
95% Confidence-Level VaR
Total IB trading VaR by risk type, credit portfolio VaR and other VaR

As of or for the year ended	2010						2009						At December 31,
December 31, (in millions)	Average		Minimum		Maximum		Average		Minimum		Maximum		2010		2009

IB VaR by risk type
Fixed income	$65		$33		$95		$160		$80		$216		$52		$80
Foreign exchange	11		6		20		18		7		39		16		10
Equities	22		10		52		47		8		156		30		43
Commodities and other	16		11		32		20		11		35		13		14
Diversification benefit to IB trading VaR	(43	)(a)	NM	(b)	NM	(b)	(91	)(a)	NM	(b)	NM	(b)	(34	)(a)	(54	)(a)

IB trading VaR	$71		$40		$107		$154		$77		$236		$77		$93
Credit portfolio VaR	26		15		40		52		18		106		27		21
Diversification benefit to IB trading and credit portfolio VaR	(10	)(a)	NM	(b)	NM	(b)	(42	)(a)	NM	(b)	NM	(b)	(5	)(a)	(9	)(a)

Total IB trading and credit portfolio VaR	$87		$50		$128		$164		$93		$256		$99		$105

Mortgage Banking VaR	$23		$8		$47		$57		$19		$151		$9		$28
Chief Investment Office (“CIO”) VaR	61		44		80		103		71		126		56		76
Diversification benefit to total other VaR	(13	)(a)	NM	(b)	NM	(b)	(36	)(a)	NM	(b)	NM	(b)	(10	)(a)	(13	)(a)

Total other VaR	$71		$48		$100		$124		$79		$202		$55		$91

Diversification benefit to total IB and other VaR	(59	)(a)	NM	(b)	NM	(b)	(82	)(a)	NM	(b)	NM	(b)	(65	)(a)	(73	)(a)

Total IB and other VaR	$99		$66		$142		$206		$111		$328		$89		$123

(a)	Average VaR and period-end VaR were less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(b)	Designated as not meaningful (“NM”), because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio-diversification effect.

VaR measurement
IB trading and credit portfolio VaR includes substantially all trading activities in IB, including the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute. The Firm uses proxies to estimate the VaR for these products since daily time series are largely not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. In addition, for certain products included in IB trading and credit portfolio VaR, particular risk parameters are not fully captured – for example, correlation risk.
Total other VaR includes certain positions employed as part of the Firm’s risk management function within CIO and in the Mortgage Banking business. CIO VaR includes positions, primarily in debt securities and credit products, used to manage structural and other risks including interest rate, credit and mortgage risks arising from the Firm’s ongoing business activities. The Mortgage Banking VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges.
In the Firm’s view, including IB trading and credit portfolio VaR within total other VaR produces a more complete and transparent perspective of the Firm’s market risk profile.
IB and other VaR does not include the retained credit portfolio, which is not marked to market; however, it does include hedges of those positions. It also does not include debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm, principal investments (mezzanine financing, tax-oriented investments, etc.), and certain securities and investments held by the Corporate/Private Equity line of business, including private equity investments, capital management positions and longer-term investments managed by CIO. These longer-term positions are managed through the Firm’s earnings at risk and other cash flow monitoring processes, rather than by using a VaR measure. Principal investing activities and Private Equity positions are managed using stress and scenario analyses. See the DVA Sensitivity table on page 144 of this Annual Report for further details. For a discussion of Corporate/Private Equity, see pages 89–90 of this Annual Report.
2010 and 2009 VaR results
As presented in the table, average total IB and other VaR totaled $99 million for 2010, compared with $206 million for 2009. The decrease in average VaR in 2010 was driven by a decline in market volatility in early 2009, as well as a reduction in exposures, primarily in CIO and IB. Average total IB trading and credit portfolio VaR for 2010 was $87 million, compared with $164 million for 2009. The decrease in IB trading and credit portfolio VaR for 2010 was also driven by the decline in market volatility, as well as a reduction in exposure, primarily in the fixed income risk component. CIO VaR averaged $61 million for 2010, compared with $103 million for 2009. Mortgage Banking VaR averaged $23 million for 2010,

JPMorgan Chase & Co. / 2010 Annual Report	143

Management’s discussion and analysis
compared with $57 million for 2009. Decreases in CIO and Mortgage Banking VaR for 2010 were again driven by the decline in market volatility and position changes. The decline in Mortgage Banking VaR at December 31, 2010, reflects management’s decision to reduce risk given market volatility at the time.
The Firm’s average IB and other VaR diversification benefit was $59 million or 37% of the sum for 2010, compared with $82 million or 28% of the sum for 2009. The Firm experienced an increase in the diversification benefit in 2010 as positions changed and correlations decreased. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm conducts daily back-testing of VaR against its market risk-related revenue, which is defined as the change in value of: principal transactions revenue for IB and CIO (less Private Equity gains/losses and revenue from longer-term CIO investments); trading-related net interest income for IB, CIO and Mortgage Banking; IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. Daily firmwide market risk–related revenue excludes gains and losses from DVA.

The following histogram illustrates the daily market risk–related gains and losses for IB, CIO and Mortgage Banking positions for 2010. The chart shows that the Firm posted market risk–related gains on 248 out of 261 days in this period, with 12 days exceeding $210 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the 95% confidence-level VaR exceeded the actual loss on each of those days. During 2010, losses were sustained on 13 days, none of which exceeded the VaR measure.

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
Debit valuation adjustment sensitivity

1 Basis point increase in
December 31, (in millions)	JPMorgan Chase’s credit spread

2010	$35
2009	$39

144	JPMorgan Chase & Co. / 2010 Annual Report

Economic value stress testing
While VaR reflects the risk of loss due to adverse changes in markets using recent historical market behavior as an indicator of losses, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets using multiple scenarios that assume significant changes in credit spreads, equity prices, interest rates, currency rates or commodity prices. Scenarios are updated dynamically and may be redefined on an ongoing basis to reflect current market conditions. Along with VaR, stress testing is important in measuring and controlling risk; it enhances understanding of the Firm’s risk profile and loss potential, as stress losses are monitored against limits. Stress testing is also employed in cross-business risk management. Stress-test results, trends and explanations based on current market risk positions are reported to the Firm’s senior management and to the lines of business to allow them to better understand event risk—sensitive positions and manage risks with more transparency.
Nonstatistical risk measures
Nonstatistical risk measures as well as stress testing include sensitivities to variables used to value positions, such as credit spread sensitivities, interest rate basis point values and market values. These measures provide granular information on the Firm’s market risk exposure. They are aggregated by line-of-business and by risk type, and are used for tactical control and monitoring limits.
Loss advisories and revenue drawdowns
Loss advisories and net revenue drawdowns are tools used to highlight trading losses above certain levels of risk tolerance. Net revenue drawdown is defined as the decline in net revenue since the year-to-date peak revenue level.
Risk identification for large exposures
Individuals who manage risk positions in IB are responsible for identifying potential losses that could arise from specific, unusual events, such as a potential change in tax legislation, or a particular combination of unusual market moves. This information is aggregated centrally for IB. Trading businesses are responsible for RIFLEs, thereby permitting the Firm to monitor further earnings vulnerability not adequately covered by standard risk measures.
Earnings-at-risk stress testing
The VaR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s Consolidated Balance Sheets to changes in market variables. The effect of interest rate exposure on reported net income is also important. Interest rate risk exposure in the Firm’s core nontrading business activities (i.e., asset/liability management positions, including accrual loans within IB and CIO) results from on— and off—balance sheet positions. ALCO establishes the Firm’s interest rate risk policies, sets risk guidelines and limits and reviews the risk profile of the Firm. Treasury, working in partnership with the lines of business, calculates the Firm’s interest rate risk profile weekly and reports to senior management.
Interest rate risk for nontrading activities can occur due to a variety of factors, including:
•	Differences in the timing among the maturity or repricing of assets, liabilities and off—balance sheet instruments. For example, if liabilities reprice more quickly than assets and funding interest rates are declining, earnings will increase initially.

•	Differences in the amounts of assets, liabilities and off—balance sheet instruments that are repricing at the same time. For example, if more deposit liabilities are repricing than assets when general interest rates are declining, earnings will increase initially.

•	Differences in the amounts by which short-term and long-term market interest rates change (for example, changes in the slope of the yield curve) because the Firm has the ability to lend at long-term fixed rates and borrow at variable or short-term fixed rates. Based on these scenarios, the Firm’s earnings would be affected negatively by a sudden and unanticipated increase in short-term rates paid on its liabilities (e.g., deposits) without a corresponding increase in long-term rates received on its assets (e.g., loans). Conversely, higher long-term rates received on assets generally are beneficial to earnings, particularly when the increase is not accompanied by rising short-term rates paid on liabilities.

•	The impact of changes in the maturity of various assets, liabilities or off—balance sheet instruments as interest rates change. For example, if more borrowers than forecasted pay down higher-rate loan balances when general interest rates are declining, earnings may decrease initially.
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
The Firm conducts simulations of changes in net interest income from its nontrading activities under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in the Firm’s net interest income, and the corresponding impact to the Firm’s pretax earnings, over the following 12 months. These tests highlight exposures to various rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience and forward market expectations. The balance and pricing assumptions of deposits that have no stated maturity are based on historical performance, the competitive environment, customer behavior, and product mix.

JPMorgan Chase & Co. / 2010 Annual Report	145

Management’s discussion and analysis

Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase’s earnings at risk over a wide range of outcomes.
JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of December 31, 2010 and 2009, were as follows.

	Immediate change in rates
December 31, (in millions)	+200bp	+100bp	-100bp		-200bp

2010	$2,465	$1,483	NM	(a)(b)	NM	(a)(b)
2009	$(1,594)	$(554)	NM	(a)	NM	(a)

(a)	Downward 100- and 200-basis-point parallel shocks result in a Fed Funds target rate of zero, and negative three- and six-month Treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

(b)	Excludes economic value stress losses.
The change in earnings at risk from December 31, 2009, resulted from investment portfolio repositioning, assumed higher levels of deposit balances and reduced levels of fixed-rate loans. The Firm’s risk to rising rates was largely the result of widening deposit margins, which are currently compressed due to very low short-term interest rates.
Additionally, another interest rate scenario conducted by the Firm – involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels – results in a 12-month pretax earnings benefit of $770 million. The increase in earnings under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.
Risk monitoring and control
Limits
Market risk is controlled primarily through a series of limits. Limits reflect the Firm’s risk appetite in the context of the market environment and business strategy. In setting limits, the Firm takes into consideration factors such as senior management risk appetite, market volatility, product liquidity, accommodation of client business and management experience.
Market risk management regularly reviews and updates risk limits. Senior management, including the Firm’s Chief Executive Officer and Chief Risk Officer, is responsible for reviewing and approving certain risk limits on an ongoing basis.
The Firm maintains different levels of limits. Corporate-level limits include VaR and stress limits. Similarly, line-of-business limits include VaR and stress limits and may be supplemented by loss advisories, nonstatistical measurements and profit and loss drawdowns. Businesses are responsible for adhering to established limits, against which exposures are monitored and reported. Limit breaches are reported in a timely manner to senior management, and the affected line-of-business is required to reduce trading positions or consult with senior management on the appropriate action.
Model review
Some of the Firm’s financial instruments cannot be valued based on quoted market prices but are instead valued using pricing models. These pricing models and VaR models are used for management of risk positions, such as reporting against limits, as well as for valuation. The Model Risk Group, which is independent of the businesses and market risk management, reviews the models the Firm uses and assesses model appropriateness and consistency. The model reviews consider a number of factors about the model’s suitability for valuation and risk management of a particular product. These factors include whether the model accurately reflects the characteristics of the transaction and its significant risks, the suitability and convergence properties of numerical algorithms, reliability of data sources, consistency of the treatment with models for similar products, and sensitivity to input parameters and assumptions that cannot be priced from the market.
Reviews are conducted of new or changed models, as well as previously accepted models, to assess whether there have been any changes in the product or market that may affect the model’s validity and whether there are theoretical or competitive developments that may require reassessment of the model’s adequacy. For a summary of valuations based on models, see Critical Accounting Estimates Used by the Firm on pages 149–154 of this Annual Report.
Risk reporting
Nonstatistical risk measures, VaR, loss advisories and limit excesses are reported daily to the lines of business and to senior management. Market risk exposure trends, VaR trends, profit-and-loss changes and portfolio concentrations are reported weekly. Stress-test results are also reported weekly to the lines of business and to senior management.

146	JPMorgan Chase & Co. / 2010 Annual Report

PRIVATE EQUITY RISK MANAGEMENT

The Firm makes principal investments in private equity. The illiquid nature and long-term holding periods associated with these investments differentiates private equity risk from the risk of positions held in the trading portfolios. The Firm’s approach to managing private equity risk is consistent with the Firm’s general risk governance structure. Controls are in place establishing expected levels for total and annual investment in order to control the overall size of the portfolios. Industry and geographic concentration limits are in place and intended to ensure diversification of the portfolios. All investments are approved by investment committees that include executives who are not part of the investing businesses. An independent valuation function is responsible for reviewing the appropriateness of the carrying values of private equity investments in accordance with relevant accounting policies. At December 31, 2010 and 2009, the carrying value of the Private Equity portfolio was $8.7 billion and $7.3 billion, respectively, of which $875 million and $762 million, respectively, represented publicly-traded positions. For further information on the Private Equity portfolio, see page 90 of this Annual Report.

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
Risk identification
Risk identification is the recognition of the operational risk events that management believes may give rise to operational losses. All businesses utilize the Firm’s standard self-assessment process and supporting architecture as a dynamic risk management tool. The goal of the self-assessment process is for each business to identify the key operational risks specific to its environment and assess the degree to which it maintains appropriate controls. Action plans are developed for control issues that are identified, and businesses are held accountable for tracking and resolving these issues on a timely basis.
Risk measurement
Operational risk is measured for each business on the basis of historical loss experience using a statistically based loss-distribution approach. The current business environment, potential stress scenarios and measures of the control environment are then factored into the statistical measure in determining firmwide operational risk capital. This methodology is designed to comply with the advanced measurement rules under the Basel II Framework.
Risk monitoring
The Firm has a process for monitoring operational risk-event data, permitting analysis of errors and losses as well as trends. Such analysis, performed both at a line-of-business level and by risk-event type, enables identification of the causes associated with risk events faced by the businesses. Where available, the internal data can be supplemented with external data for comparative analysis with industry patterns. The data reported enables the Firm to back-test against self-assessment results. The Firm is a founding member of the Operational Riskdata eXchange Association, a not-for-profit industry association formed for the purpose of collecting operational loss data, sharing data in an anonymous form and benchmarking results back to mem-

JPMorgan Chase & Co. / 2010 Annual Report	147

Management’s discussion and analysis
bers. Such information supplements the Firm’s ongoing operational risk measurement and analysis.
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
Audit alignment
Internal Audit utilizes a risk-based program of audit coverage to provide an independent assessment of the design and effectiveness of key controls over the Firm’s operations, regulatory compliance and reporting. This includes reviewing the operational risk framework, the effectiveness of the business self-assessment process, and the loss data-collection and reporting activities.

REPUTATION AND FIDUCIARY RISK MANAGEMENT

The Firm’s success depends not only on its prudent management of the liquidity, credit, market and operational risks that are part of its business risk, but equally on the maintenance among its many constituents–customers and clients, investors, regulators, as well as the general public–of a reputation for business practices of the highest quality. Attention to reputation has always been a key aspect of the Firm’s practices, and maintenance of the Firm’s reputation is the responsibility of each individual employee at the Firm. JPMorgan Chase bolsters this individual responsibility in many ways, including through the Firm’s Code of Conduct, which is based on the Firm’s fundamental belief that no one should ever sacrifice integrity – or give the impression that he or she has – even if one thinks it would help the Firm’s business. The Code requires prompt reporting of any known or suspected violation of the Code, any internal Firm policy, or any law or regulation applicable to the Firm’s business. It also requires the reporting of any illegal conduct, or conduct that violates the underlying principles of the Code, by any of our customers, suppliers, contract workers, business partners or agents. Concerns may be reported anonymously and the Firm prohibits retaliation against employees for the good faith reporting of any actual or suspected violations of the Code.
In addition to training of employees with regard to the principles and requirements of the Code, and requiring annual affirmation by each employee of compliance with the Code, the Firm has established policies and procedures, and has in place various oversight functions, intended to promote the Firm’s culture of “doing the right thing”. These include a Conflicts Office which examines wholesale transactions with the potential to create conflicts of interest for the Firm. In addition, each line of business has a risk committee which includes in its mandate oversight of the reputational risks in its business that may produce significant losses or reputational damage. In IB, there is a separate Reputation Risk Office and several regional reputation risk committees, members of which are senior representatives of businesses and control functions, that focus on transactions that raise reputational issues. Such transactions may include, for example, complex derivatives and structured finance transactions. The Firm also established this year a Consumer Reputational Risk Committee, comprised of senior management from the Firm’s Operating Committee, including the heads of its primary consumer facing businesses, RFS and CS, that helps to ensure that the Firm has a consistent, disciplined focus on the review of the impact on consumers of Chase products and practices, including any that could raise reputational issues.
Fiduciary Risk Management
The Fiduciary Risk Management function works with relevant line of business risk committees, with the goal of ensuring that businesses providing investment or risk management products or services that give rise to fiduciary duties to clients perform at the appropriate standard relative to their fiduciary relationship with a client. Of particular focus are the policies and practices that address a business’ responsibilities to a client, including performance and service requirements and expectations; client suitability determinations; and disclosure obligations and communications. In this way, the relevant line of business risk committees, together with the Fiduciary Risk Management function, provide oversight of the Firm’s efforts to monitor, measure and control the performance and risks that may arise in the delivery of products or services to clients that give rise to such fiduciary duties, as well as those stemming from any of the Firm’s fiduciary responsibilities under the Firm’s various employee benefit plans.

148	JPMorgan Chase & Co. / 2010 Annual Report

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses inherent in the portfolio as of the balance sheet date. The allowance for lending-related commitments is established to cover probable losses in the lending-related commitments portfolio. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 15 on pages 239—243 of this Annual Report.
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
As noted above, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. As of December 31, 2010, assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $1.3 billion. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.
Consumer loans and lending-related commitments
The allowance for credit losses for the consumer portfolio, including credit card, is sensitive to changes in the economic environment, delinquency status, the realizable value of collateral, FICO scores, borrower behavior and other risk factors, and is intended to represent management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date. The credit performance of the consumer portfolio across the entire consumer credit product spectrum has stabilized but high unemployment and weak overall economic conditions continue to result in an elevated level of charge-offs, while weak housing prices continue to negatively affect the severity of losses realized on residential real estate loans that default. Significant judgment is required to estimate the duration and severity

JPMorgan Chase & Co. / 2010 Annual Report	149

Management’s discussion and analysis

of the current economic downturn, as well as its potential impact on housing prices and the labor market. While the allowance for credit losses is highly sensitive to both home prices and unemployment rates, in the current market it is difficult to estimate how potential changes in one or both of these factors might affect the allowance for credit losses. For example, while both factors are important determinants of overall allowance levels, changes in one factor or the other may not occur at the same rate, or changes may be directionally inconsistent such that improvement in one factor may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across all geographies or product types. Finally, it is difficult to predict the extent to which changes in both or either of these factors would ultimately affect the frequency of losses, the severity of losses or both; overall loss rates are a function of both the frequency and severity of individual loan losses.
The consumer allowance is calculated by applying statistical loss factors and other risk indicators to pools of loans with similar risk characteristics to arrive at an estimate of incurred losses in the portfolio. Management applies judgment to the statistical loss estimates for each loan portfolio category, using delinquency trends and other risk characteristics to estimate probable losses inherent in the portfolio. Management uses additional statistical methods and considers portfolio and collateral valuation trends to review the appropriateness of the primary statistical loss estimate. The statistical calculation is then adjusted to take into consideration model imprecision, external factors and current economic events that have occurred but are not yet reflected in the factors used to derive the statistical calculation; this adjustment is accomplished in part by analyzing the historical loss experience for each major product segment. In the current economic environment, it is difficult to predict whether historical loss experience is indicative of future loss levels. Management applies judgment in making this adjustment, taking into account uncertainties associated with current macroeconomic and political conditions, quality of underwriting standards, borrower behavior and other relevant internal and external factors affecting the credit quality of the portfolio. For junior lien products, management considers the delinquency and/or modification status of any senior liens in determining the adjustment. The application of different inputs into the statistical calculation, and the assumptions used by management to adjust the statistical calculation, are subject to management judgment, and emphasizing one input or assumption over another, or considering other inputs or assumptions, could affect the estimate of the allowance for loan losses for the consumer credit portfolio.

150	JPMorgan Chase & Co. / 2010 Annual Report

Management’s discussion and analysis
Fair value of financial instruments, MSRs and commodities inventories
JPMorgan Chase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are carried at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis, including loans accounted for at the lower of cost or fair value that are only subject to fair value adjustments under certain circumstances.
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

December 31,	2010			2009
(in billions, except ratio data)	Total at fair value	Level 3 total		Total at fair value	Level 3 total

Trading debt and equity instruments(a)	$409.4	$33.9		$330.9	$35.2
Derivative receivables – gross	1,529.4	35.3		1,565.5	46.7
Netting adjustment	(1,448.9)	—		(1,485.3)	—

Derivative receivables – net	80.5	35.3	(d)	80.2	46.7	(d)
AFS securities	316.3	14.3		360.4	13.2
Loans	2.0	1.5		1.4	1.0
MSRs	13.6	13.6		15.5	15.5
Private equity investments	8.7	7.9		7.3	6.6
Other(b)	43.8	4.1		44.4	9.5

Total assets measured at fair value on a recurring basis	874.3	110.6		840.1	127.7
Total assets measured at fair value on a nonrecurring basis(c)	10.1	4.2		8.2	2.7

Total assets measured at fair value	$884.4	$114.8	(e)	$848.3	$130.4	(e)

Total Firm assets	$2,117.6			$2,032.0

Level 3 assets as a percentage of total Firm assets		5%			6%
Level 3 assets as a percentage of total Firm assets at fair value		13			15

(a)	Includes physical commodities generally carried at the lower of cost or fair value.

(b)	Includes certain securities purchased under resale agreements, securities borrowed, accrued interest receivable and other investments.

(c)	Predominantly includes mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral, and on credit card and leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(d)	Derivative receivable and derivative payable balances, and the related cash collateral received and paid, are presented net on the Consolidated Balance Sheets where there is a legally enforceable master netting agreement in place with counterparties. For purposes of the table above, the Firm does not reduce level 3 derivative receivable balances for netting adjustments, as such an adjustment is not relevant to a presentation that is based on the transparency of inputs to the valuation. Therefore, the derivative balances reported in the fair value hierarchy levels are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $12.7 billion and $16.0 billion at December 31, 2010 and 2009, respectively, exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(e)	At December 31, 2010 and 2009, included $66.0 billion and $80.0 billion, respectively, of level 3 assets, consisting of recurring and nonrecurring assets carried by IB.

JPMorgan Chase & Co. / 2010 Annual Report	151

Management’s discussion and analysis
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
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs – including, but not limited to, yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. The Firm has numerous controls in place to ensure that its valuations are appropriate. An independent model review group reviews the Firm’s valuation models and approves them for use for specific products. All valuation models of the Firm are subject to this review process. A price verification group, independent from the risk-taking functions, ensures observable market prices and market-based parameters are used for valuation whenever possible. For those products with material parameter risk for which observable market levels do not exist, an independent review of the assumptions made on pricing is performed. Additional review includes deconstruction of the model valuations for certain structured instruments into their components; benchmarking valuations, where possible, to similar products; validating valuation estimates through actual cash settlement; and detailed review and explanation of recorded gains and losses, which are analyzed daily and over time. Valuation adjustments, which are also determined by the independent price verification group, are based on established policies and applied consistently over time. Any changes to the valuation methodology are reviewed by management to confirm the changes are justified. As markets and products develop and the pricing for certain products becomes more transparent, the Firm continues to refine its valuation methodologies. During 2010, no changes were made to the Firm’s valuation models that had, or are expected to have, a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
Imprecision in estimating unobservable market inputs can affect the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 170–187 of this Annual Report.
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans with evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Firm would be unable to collect all contractually required payments receivable. These loans are considered to be purchased credit-impaired (“PCI”) loans and are accounted for as described in Note 14 on pages 220–238 of this Annual Report. The application of the accounting guidance for PCI loans requires a number of significant estimates and judgment, such as determining: (i) which loans are within the scope of PCI accounting guidance, (ii) the fair value of the PCI loans at acquisition, (iii) how loans are aggregated to apply the guidance on accounting for pools of loans, and (iv) estimates of cash flows to be collected over the term of the loans.
Determining which loans are in the scope of PCI accounting guidance is highly subjective and requires significant judgment. In the Washington Mutual transaction, consumer loans with certain attributes (e.g., higher loan-to-value ratios, borrowers with lower FICO scores, delinquencies) were determined to be credit-impaired, provided that those attributes arose subsequent to the loans’ origination dates. A wholesale loan was determined to be credit-impaired if it was risk-rated such that it would otherwise have required an asset-specific allowance for loan losses.
At the acquisition date, the Firm recorded its PCI loans at fair value, which included an estimate of losses that were then expected to be incurred over the estimated remaining lives of the loans. The Firm estimated the fair value of its PCI loans at the acquisition date by discounting the cash flows expected to be collected at a market-observable discount rate, when available, adjusted for factors that a market participant would consider in determining fair value. The initial estimate of cash flows to be collected was derived from assumptions such as default rates, loss severities and the amount and timing of prepayments.
The PCI accounting guidance states that investors may aggregate loans into pools that have common risk characteristics and thereby use a composite interest rate and estimate of cash flows expected to be collected for the pools. The pools then become the unit of accounting and are considered one loan for purposes of accounting for these loans at and subsequent to acquisition. Once a pool is assembled, the integrity of the pool must be

152	JPMorgan Chase & Co. / 2010 Annual Report

maintained. The Firm has aggregated substantially all of the PCI loans identified in the Washington Mutual transaction (i.e., the residential real estate loans) into pools with common risk characteristics. Significant judgment is required to determine whether individual loans have common risk characteristics for purposes of establishing pools of loans.
The Firm’s estimate of cash flows expected to be collected must be updated each reporting period based on updated assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current and expected future market conditions. These estimates are dependent on assumptions regarding the level of future home price declines, and the duration and severity of the current economic downturn, among other factors. These estimates and assumptions require significant management judgment and certain assumptions are highly subjective. These estimates of cash flows expected to be collected may have a significant impact on the recognition of impairment losses and/or interest income. As of December 31, 2010, a 1% decrease in expected future principal cash payments for the entire portfolio of purchased credit-impaired loans would result in the recognition of an allowance for loan losses for these loans of approximately $670 million.
Goodwill impairment
Under U.S. GAAP, goodwill must be allocated to reporting units and tested for impairment at least annually. The Firm’s process and methodology used to conduct goodwill impairment testing is described in Note 17 on pages 260–263 of this Annual Report.
Management applies significant judgment when estimating the fair value of its reporting units. Estimates of fair value are dependent upon estimates of (a) the future earnings potential of the Firm’s reporting units, including the estimated effects of regulatory and legislative changes, such as the Dodd-Frank Act, the CARD Act, and limitations on non-sufficient funds and overdraft fees and (b) the relevant cost of equity and long-term growth rates. Imprecision in estimating these factors can affect the estimated fair value of the reporting units. The fair values of a significant majority of the Firm’s reporting units exceeded their carrying values by substantial amounts (fair value as a percent of carrying value ranged from 120% to 380%) and did not indicate a significant risk of goodwill impairment based on current projections and valuations.
However, the fair value of the Firm’s consumer lending businesses in RFS and CS each exceeded their carrying values by approximately 25% and 7% respectively and the associated goodwill remains at an elevated risk of impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. The assumptions used in the valuation of these businesses include (a) estimates of future cash flows (which are dependent on portfolio outstanding balances, net interest margin, operating expense, credit losses, and the amount of capital necessary given the risk of business activities to meet regulatory capital requirements), (b) the cost of equity used to discount those cash flows to a present value. Each of these factors requires significant judgment and the assumptions used are based on management’s best and most current projections, including those derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in Business Outlook on pages 57—58 of this Form 10-K and, in the longer term, incorporate a set of macroeconomic assumptions (for example, allowing for relatively high but gradually declining unemployment rates for the next few years) and the Firm’s best estimates of long-term growth and returns of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates. The cost of equity used in the discounted cash flow model reflected the estimated risk and uncertainty in these businesses and was evaluated in comparison with relevant market peers.
The Firm did not recognize goodwill impairment as of December 31, 2010, or at anytime during 2010, based on management’s best estimates. However, deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in CS such declines could result from deterioration in economic conditions, such as: increased unemployment claims or bankruptcy filings that result in increased credit losses, changes in customer behavior that cause decreased account activity or receivables balances, or unanticipated effects of regulatory or legislative changes. In RFS, such declines could result from deterioration in economic conditions that result in increased credit losses, including decreases in home prices beyond management’s current expectations; or loan repurchase costs that significantly exceed management’s current expectations. Such declines in business performance, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.

JPMorgan Chase & Co. / 2010 Annual Report	153

Management’s discussion and analysis
Income taxes
JPMorgan Chase is subject to the income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local and non-U.S. jurisdictions. These laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, including the provision for income tax expense and unrecognized tax benefits, JPMorgan Chase must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as make judgments regarding the timing of when certain items may affect taxable income in the U.S. and non-U.S. tax jurisdictions.
JPMorgan Chase’s interpretations of tax laws around the world are subject to review and examination by the various taxing authorities in the jurisdictions where the Firm operates, and disputes may occur regarding its view on a tax position. These disputes over interpretations with the various taxing authorities may be settled by audit, administrative appeals or adjudication in the court systems of the tax jurisdictions in which the Firm operates. JPMorgan Chase regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Firm records additional reserves as appropriate. In addition, the Firm may revise its estimate of income taxes due to changes in income tax laws, legal interpretations and tax planning strategies. It is possible that revisions in the Firm’s estimate of income taxes may materially affect the Firm’s results of operations in any reporting period.
The Firm’s provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. The Firm has also recognized deferred tax assets in connection with certain net operating losses. The Firm performs regular reviews to ascertain whether deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies, including strategies that may be available to utilize net operating losses before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Firm determines that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2010, management has determined it is more likely than not that the Firm will realize its deferred tax assets, net of the existing valuation allowance.
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
For additional information on income taxes, see Note 27 on pages 271-273 of this Annual Report.

154	JPMorgan Chase & Co. / 2010 Annual Report

ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting for transfers of financial assets and consolidation of variable interest entities
Effective January 1, 2010, the Firm implemented new accounting guidance that amends the accounting for the transfers of financial assets and the consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits, and certain mortgage and other consumer loan securitization entities. The Financial Accounting Standards Board (“FASB”) deferred the requirements of the new accounting guidance for VIEs for certain investment funds, including mutual funds, private equity funds and hedge funds, until the FASB reconsiders the appropriate accounting guidance for these funds. For additional information about the impact of the adoption of the new accounting guidance on January 1, 2010, see Note 16 on pages 244–259 of this Annual Report.
Fair value measurements and disclosures
In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy are effective for interim reporting periods beginning after December 15, 2009; the Firm adopted this guidance in the first quarter of 2010. For additional information about the impact of the adoption of the new fair value measurements guidance, see Note 3 on pages 170–187 of this Annual Report. In addition, a new requirement to provide purchases, sales, issuances and settlements in the level 3 rollforward on a gross basis is effective for fiscal years beginning after December 15, 2010.
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
Accounting for certain embedded credit derivatives
In March 2010, the FASB issued guidance clarifying the circumstances in which a credit derivative embedded in beneficial interests in securitized financial assets is required to be separately accounted for as a derivative instrument. The guidance is effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. Upon adoption, the new guidance permits the election of the fair value option for beneficial interests in securitized financial assets. The Firm adopted the new guidance prospectively, effective July 1, 2010. The adoption of the guidance did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations. For additional information about the impact of the adoption of the new guidance, see Note 6 on pages 191–199 of this Annual Report.
Accounting for troubled debt restructurings of purchased credit-impaired loans that are part of a pool
In April 2010, the FASB issued guidance that amends the accounting for troubled debt restructurings (“TDRs”) of PCI loans accounted for within a pool. The guidance clarifies that modified PCI loans should not be removed from a pool even if the modification would otherwise be considered a TDR. Additionally, the guidance clarifies that the impact of modifications should be included in evaluating whether a pool of loans is impaired. The guidance was effective for the Firm beginning in the third quarter of 2010, and is to be applied prospectively. The guidance is consistent with the Firm’s previously existing accounting practice and, therefore, had no impact on the Firm’s Consolidated Balance Sheets or results of operations.
Disclosures about the credit quality of financing receivables and the allowance for credit losses
In July 2010, the FASB issued guidance that requires enhanced disclosures surrounding the credit characteristics of the Firm’s loan portfolio. Under the new guidance, the Firm is required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit risk inherent in the loan portfolio, including additional information on certain types of loan modifications. For the Firm, the new disclosures became effective for the 2010 Annual Report. For additional information, see Notes 14 and 15 on pages 220-243 of this Annual Report. The adoption of this guidance only affects JPMorgan Chase’s disclosures of financing receivables and not its Consolidated Balance Sheets or results of operations. In January 2011, the FASB issued guidance that deferred the effective date of certain disclosures in this guidance regarding TDRs, pending resolution on the FASB’s project to amend the scope of TDR guidance.

JPMorgan Chase & Co. / 2010 Annual Report	155

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
The following table summarizes the changes in fair value for nonexchange-traded commodity derivative contracts for the year ended December 31, 2010.

For the year ended
December 31, 2010
(in millions)	Asset position	Liability position

Net fair value of contracts outstanding at January 1, 2010	$5,027	$1,737
Effect of legally enforceable master netting agreements	25,282	26,490

Gross fair value of contracts outstanding at January 1, 2010	30,309	28,227
Contracts realized or otherwise settled	(18,309)	(17,232)
Fair value of new contracts	24,294	23,194
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair value	13,156	14,914

Gross fair value of contracts outstanding at December 31, 2010	49,450	49,103
Effect of legally enforceable master netting agreements	(41,284)	(41,919)

Net fair value of contracts outstanding at December 31, 2010	$8,166	$7,184

The following table indicates the maturities of nonexchange-traded commodity derivative contracts at December 31, 2010.

December 31, 2010 (in millions)	Asset position	Liability position

Maturity less than 1 year	$22,713	$19,402
Maturity 1–3 years	16,689	16,074
Maturity 4–5 years	8,500	7,840
Maturity in excess of 5 years	1,548	5,787

Gross fair value of contracts outstanding at December 31, 2010	49,450	49,103
Effect of legally enforceable master netting agreements	(41,284)	(41,919)

Net fair value of contracts outstanding at December 31, 2010	$8,166	$7,184

156	JPMorgan Chase & Co. / 2010 Annual Report

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:
•	local, regional and international business, economic and political conditions and geopolitical events;

•	changes in laws and regulatory requirements, including as a result of the newly-enacted financial services legislation;

•	changes in trade, monetary and fiscal policies and laws;

•	securities and capital markets behavior, including changes in market liquidity and volatility;

•	changes in investor sentiment or consumer spending or savings behavior;

•	ability of the Firm to manage effectively its liquidity;

•	changes in credit ratings assigned to the Firm or its subsidiaries;

•	damage to the Firm’s reputation;

•	ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;

•	technology changes instituted by the Firm, its counterparties or competitors;
•	mergers and acquisitions, including the Firm’s ability to integrate acquisitions;

•	ability of the Firm to develop new products and services, and the extent to which products or services previously sold by the Firm require the Firm to incur liabilities or absorb losses not contemplated at their initiation or origination;

•	acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;

•	ability of the Firm to attract and retain employees;

•	ability of the Firm to control expense;

•	competitive pressures;

•	changes in the credit quality of the Firm’s customers and counterparties;

•	adequacy of the Firm’s risk management framework;

•	adverse judicial or regulatory proceedings;

•	changes in applicable accounting policies;

•	ability of the Firm to determine accurate values of certain assets and liabilities;

•	occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other commodity-related activities;

•	the other risks and uncertainties detailed in Part 1, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

JPMorgan Chase & Co. / 2010 Annual Report	157

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
Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2010. In making the assessment, management used the framework in “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.
Based upon the assessment performed, management concluded that as of December 31, 2010, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2010.
The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

James Dimon
Chairman and Chief Executive Officer

Douglas L. Braunstein
Executive Vice President and Chief Financial Officer
February 28, 2011

158	JPMorgan Chase & Co. / 2010 Annual Report

Report of independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Firm’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s report on internal control over financial reporting.” Our responsibility is to express opinions on these financial statements and on the Firm’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 28, 2011

PricewaterhouseCoopers LLP • 300 Madison Avenue • New York, NY 10017

JPMorgan Chase & Co. / 2010 Annual Report	159

Consolidated statements of income

Year ended December 31, (in millions, except per share data)	2010	2009	2008

Revenue
Investment banking fees	$6,190	$7,087	$5,526
Principal transactions	10,894	9,796	(10,699)
Lending- and deposit-related fees	6,340	7,045	5,088
Asset management, administration and commissions	13,499	12,540	13,943
Securities gains(a)	2,965	1,110	1,560
Mortgage fees and related income	3,870	3,678	3,467
Credit card income	5,891	7,110	7,419
Other income	2,044	916	2,169

Noninterest revenue	51,693	49,282	28,473

Interest income	63,782	66,350	73,018
Interest expense	12,781	15,198	34,239

Net interest income	51,001	51,152	38,779

Total net revenue	102,694	100,434	67,252

Provision for credit losses	16,639	32,015	20,979

Noninterest expense
Compensation expense	28,124	26,928	22,746
Occupancy expense	3,681	3,666	3,038
Technology, communications and equipment expense	4,684	4,624	4,315
Professional and outside services	6,767	6,232	6,053
Marketing	2,446	1,777	1,913
Other expense	14,558	7,594	3,740
Amortization of intangibles	936	1,050	1,263
Merger costs	—	481	432

Total noninterest expense	61,196	52,352	43,500

Income before income tax expense/(benefit) and extraordinary gain	24,859	16,067	2,773
Income tax expense/(benefit)	7,489	4,415	(926)

Income before extraordinary gain	17,370	11,652	3,699
Extraordinary gain	—	76	1,906

Net income	$17,370	$11,728	$5,605

Net income applicable to common stockholders	$15,764	$8,774	$4,742

Per common share data
Basic earnings per share
Income before extraordinary gain	$3.98	$2.25	$0.81
Net income	3.98	2.27	1.35

Diluted earnings per share
Income before extraordinary gain	3.96	2.24	0.81
Net income	3.96	2.26	1.35

Weighted-average basic shares	3,956	3,863	3,501
Weighted-average diluted shares	3,977	3,880	3,522

Cash dividends declared per common share	$0.20	$0.20	$1.52

(a) The following other-than-temporary impairment losses are included in securities gains for the periods presented.

Year ended December 31, (in millions)	2010	2009

Total other-than-temporary impairment losses	$(94)	$(946)
Losses recorded in/(reclassified from) other comprehensive income	(6)	368

Total credit losses recognized in income	$(100)	$(578)

The Notes to Consolidated Financial Statements are an integral part of these statements.

160	JPMorgan Chase & Co. / 2010 Annual Report

Consolidated balance sheets

December 31, (in millions, except share data)	2010	2009

Assets
Cash and due from banks	$27,567	$26,206
Deposits with banks	21,673	63,230
Federal funds sold and securities purchased under resale agreements (included $20,299 and $20,536 at fair value)	222,554	195,404
Securities borrowed (included $13,961 and $7,032 at fair value)	123,587	119,630
Trading assets (included assets pledged of $73,056 and $38,315)	489,892	411,128
Securities (included $316,318 and $360,365 at fair value and assets pledged of $86,891 and $140,631)	316,336	360,390
Loans (included $1,976 and $1,364 at fair value)	692,927	633,458
Allowance for loan losses	(32,266)	(31,602)

Loans, net of allowance for loan losses	660,661	601,856
Accrued interest and accounts receivable (included zero and $5,012 at fair value)	70,147	67,427
Premises and equipment	13,355	11,118
Goodwill	48,854	48,357
Mortgage servicing rights	13,649	15,531
Other intangible assets	4,039	4,621
Other assets (included $18,201 and $19,165 at fair value and assets pledged of $1,485 and $1,762)	105,291	107,091

Total assets(a)	$2,117,605	$2,031,989

Liabilities
Deposits (included $4,369 and $4,455 at fair value)	$930,369	$938,367
Federal funds purchased and securities loaned or sold under repurchase agreements (included $4,060 and $3,396 at fair value)	276,644	261,413
Commercial paper	35,363	41,794
Other borrowed funds (included $9,931 and $5,637 at fair value)	57,309	55,740
Trading liabilities	146,166	125,071
Accounts payable and other liabilities (included the allowance for lending-related commitments of $717 and $939 and $236 and $357 at fair value)	170,330	162,696
Beneficial interests issued by consolidated variable interest entities (included $1,495 and $1,410 at fair value)	77,649	15,225
Long-term debt (included $38,839 and $48,972 at fair value)	247,669	266,318

Total liabilities(a)	1,941,499	1,866,624

Commitments and contingencies (see Note 31 on pages 280–281 of this Annual Report)

Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 780,000 and 2,538,107 shares)	7,800	8,152
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	97,415	97,982
Retained earnings	73,998	62,481
Accumulated other comprehensive income/(loss)	1,001	(91)
Shares held in RSU Trust, at cost (1,192,712 shares and 1,526,944 shares)	(53)	(68)
Treasury stock, at cost (194,639,785 shares and 162,974,783 shares)	(8,160)	(7,196)

Total stockholders’ equity	176,106	165,365

Total liabilities and stockholders’ equity	$2,117,605	$2,031,989

(a) The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at December 31, 2010 and 2009. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

December 31, (in millions)	2010	2009

Assets
Trading assets	$9,837	$6,347
Loans	95,587	13,004
All other assets	3,494	5,043

Total assets	$108,918	$24,394

Liabilities
Beneficial interests issued by consolidated variable interest entities	$77,649	$15,225
All other liabilities	1,922	2,197

Total liabilities	$79,571	$17,422

The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At December 31, 2010, the Firm provided limited program-wide credit enhancement of $2.0 billion related to its Firm-administered multi-seller conduits. For further discussion, see Note 16 on pages 244–259 of this Annual Report.
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co. / 2010 Annual Report	161

Consolidated statements of changes in stockholders’ equity and comprehensive income

Year ended December 31, (in millions, except per share data)	2010	2009	2008

Preferred stock
Balance at January 1	$8,152	$31,939	$—
Issuance of preferred stock	—	—	31,550
Issuance of preferred stock – conversion of the Bear Stearns preferred stock	—	—	352
Accretion of preferred stock discount on issuance to the U.S. Treasury	—	1,213	37
Redemption of preferred stock issued to the U.S. Treasury	—	(25,000)	—
Redemption of other preferred stock	(352)	—	—

Balance at December 31	7,800	8,152	31,939

Common stock
Balance at January 1	4,105	3,942	3,658
Issuance of common stock	—	163	284

Balance at December 31	4,105	4,105	3,942

Capital surplus
Balance at January 1	97,982	92,143	78,597
Issuance of common stock	—	5,593	11,201
Warrant issued to U.S. Treasury in connection with issuance of preferred stock	—	—	1,250
Preferred stock issue cost	—	—	(54)
Shares issued and commitments to issue common stock for employee stock-based compensation
awards and related tax effects	706	474	859
Net change from the Bear Stearns merger:
Reissuance of treasury stock and the Share Exchange agreement	—	—	48
Employee stock awards	—	—	242
Other	(1,273)	(228)	—

Balance at December 31	97,415	97,982	92,143

Retained earnings
Balance at January 1	62,481	54,013	54,715
Cumulative effect of changes in accounting principles	(4,376)	—	—
Net income	17,370	11,728	5,605
Dividends declared:
Preferred stock	(642)	(1,328)	(674)
Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	—	(1,112)	—
Common stock ($0.20, $0.20 and $1.52 per share for 2010, 2009 and 2008, respectively)	(835)	(820)	(5,633)

Balance at December 31	73,998	62,481	54,013

Accumulated other comprehensive income/(loss)
Balance at January 1	(91)	(5,687)	(917)
Cumulative effect of changes in accounting principles	(144)	—	—
Other comprehensive income/(loss)	1,236	5,596	(4,770)

Balance at December 31	1,001	(91)	(5,687)

Shares held in RSU Trust
Balance at January 1	(68)	(217)	—
Resulting from the Bear Stearns merger	—	—	(269)
Reissuance from RSU Trust	15	149	52

Balance at December 31	(53)	(68)	(217)

Treasury stock, at cost
Balance at January 1	(7,196)	(9,249)	(12,832)
Purchase of treasury stock	(2,999)	—	—
Reissuance from treasury stock	2,040	2,079	2,454
Share repurchases related to employee stock-based compensation awards	(5)	(26)	(21)
Net change from the Bear Stearns merger as a result of the reissuance of treasury stock and the Share Exchange agreement	—	—	1,150

Balance at December 31	(8,160)	(7,196)	(9,249)

Total stockholders’ equity	$176,106	$165,365	$166,884

Comprehensive income
Net income	$17,370	$11,728	$5,605
Other comprehensive income/(loss)	1,236	5,596	(4,770)

Comprehensive income	$18,606	$17,324	$835

The Notes to Consolidated Financial Statements are an integral part of these statements.

162	JPMorgan Chase & Co. / 2010 Annual Report

Consolidated statements of cash flows

Year ended December 31, (in millions)	2010	2009	2008

Operating activities
Net income	$17,370	$11,728	$5,605
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Provision for credit losses	16,639	32,015	20,979
Depreciation and amortization	4,029	3,308	3,265
Amortization of intangibles	936	1,050	1,263
Deferred tax benefit	(968)	(3,622)	(2,637)
Investment securities gains	(2,965)	(1,110)	(1,560)
Proceeds on sale of investment	—	—	(1,540)
Stock-based compensation	3,251	3,355	2,637
Originations and purchases of loans held-for-sale	(37,085)	(22,417)	(34,902)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	40,155	33,902	38,036
Net change in:
Trading assets	(72,082)	133,488	(12,787)
Securities borrowed	(3,926)	4,452	15,408
Accrued interest and accounts receivable	443	(6,312)	10,221
Other assets	(12,452)	32,557	(32,919)
Trading liabilities	19,344	(79,314)	24,061
Accounts payable and other liabilities	17,325	(26,450)	1,012
Other operating adjustments	6,234	6,167	(12,212)

Net cash (used in)/provided by operating activities	(3,752)	122,797	23,930

Investing activities
Net change in:
Deposits with banks	41,625	74,829	(118,929)
Federal funds sold and securities purchased under resale agreements	(26,957)	7,082	(44,597)
Held-to-maturity securities:
Proceeds	7	9	10
Available-for-sale securities:
Proceeds from maturities	92,740	87,712	44,414
Proceeds from sales	118,600	114,041	96,806
Purchases	(179,487)	(346,372)	(248,599)
Proceeds from sales and securitizations of loans held-for-investment	8,853	30,434	27,531
Other changes in loans, net	3,645	51,251	(59,123)
Net cash (used)/received in business acquisitions or dispositions	(4,910)	(97)	2,128
Proceeds from assets sale to the FRBNY	—	—	28,850
Net maturities/(purchases) of asset-backed commercial paper guaranteed by the FRBB	—	11,228	(11,228)
All other investing activities, net	(114)	(762)	(934)

Net cash provided by/(used in) investing activities	54,002	29,355	(283,671)

Financing activities
Net change in:
Deposits	(9,637)	(107,700)	177,331
Federal funds purchased and securities loaned or sold under repurchase agreements	15,202	67,785	15,250
Commercial paper and other borrowed funds	(6,869)	(67,198)	9,219
Beneficial interests issued by consolidated variable interest entities	2,426	(4,076)	(55)
Proceeds from long-term borrowings and trust preferred capital debt securities	55,181	51,324	72,407
Payments of long-term borrowings and trust preferred capital debt securities	(99,043)	(68,441)	(65,344)
Excess tax benefits related to stock-based compensation	26	17	148
Proceeds from issuance of preferred stock and Warrant to the U.S. Treasury	—	—	25,000
Proceeds from issuance of other preferred stock	—	—	7,746
Redemption of preferred stock issued to the U.S. Treasury	—	(25,000)	—
Redemption of other preferred stock	(352)	—	—
Proceeds from issuance of common stock	—	5,756	11,500
Treasury stock purchased	(2,999)	—	—
Dividends paid	(1,486)	(3,422)	(5,911)
All other financing activities, net	(1,666)	(2,124)	(292)

Net cash (used in)/provided by financing activities	(49,217)	(153,079)	246,999

Effect of exchange rate changes on cash and due from banks	328	238	(507)

Net increase/(decrease) in cash and due from banks	1,361	(689)	(13,249)
Cash and due from banks at the beginning of the year	26,206	26,895	40,144

Cash and due from banks at the end of the year	$27,567	$26,206	$26,895

Cash interest paid	$12,404	$16,875	$37,267
Cash income taxes paid, net	9,747	5,434	2,280

Note:	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated noncash assets and liabilities of $87.7 billion and $92.2 billion, respectively.

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
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co. / 2010 Annual Report	163

Notes to consolidated financial statements
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business segment information, see Note 34 on pages 290–293 of this Annual Report.
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
The Firm-sponsored asset management funds are generally structured as limited partnerships or limited liability companies, which are typically considered voting interest entities. For the significant majority of these entities, the Firm is the general partner or managing member, but the non-affiliated partners or members have the ability to remove the Firm as the general partner or managing member without cause (i.e., kick-out rights), based on a simple majority vote, or the non-affiliated partners or members have rights to participate in important decisions. Accordingly, the Firm does not consolidate these funds. In the limited cases where the non-affiliated partners or members do not have substantive kick-out or participating rights, the Firm consolidates the funds.
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
On January 1, 2010, the Firm implemented new consolidation accounting guidance related to VIEs. The new guidance eliminates the concept of qualified special purpose entities (“QSPEs”) that were previously exempt from consolidation, and introduces a new framework for consolidation of VIEs. The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. Under the new guidance, the primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
To assess whether the Firm has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Firm considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (such as asset managers, collateral managers, servicers, or owners of call options or liquidation rights over the VIE’s assets) or have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.

164	JPMorgan Chase & Co. / 2010 Annual Report

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
The Firm performs on-going reassessments of: (1) whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework; and (2) whether changes in the facts and circumstances regarding the Firm’s involvement with a VIE cause the Firm’s consolidation conclusion to change.
For further details regarding the Firm’s application of the accounting guidance effective January 1, 2010, see Note 16 on pages 244–259 of this Annual Report.
The Financial Accounting Standards Board (“FASB”) issued an amendment which deferred the requirements of the accounting guidance for certain investment funds, including mutual funds, private equity funds and hedge funds. For the funds to which the deferral applies, the Firm continues to apply other existing authoritative guidance to determine whether such funds should be consolidated.
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included in the Consolidated Balance Sheets.
For reporting periods prior to January 1, 2010, there were two different accounting frameworks applicable to SPEs: The qualifying special purpose entity (“QSPE”) framework and the VIE framework. The applicable framework depended on the nature of the entity and the Firm’s relation to that entity. The QSPE framework was applicable when an entity sold financial assets to an SPE meeting certain defined criteria that were designed to ensure that the activities of the entity were essentially predetermined at the inception of the vehicle and that the transferor of the financial assets could not exercise control over the entity and the assets therein. QSPEs were not consolidated by the transferor or other counterparties as long as they did not have the unilateral ability to liquidate or to cause the entity to no longer meet the QSPE criteria. The Firm’s securitizations of residential and commercial mortgages, credit card, automobile and student loans generally were evaluated using the QSPE framework. For further details, see Note 16 on pages 244–259 of this Annual Report.
Additionally, the other SPEs were evaluated using the VIE framework, which was based on a risk and reward approach, and required a variable interest holder (i.e., an investor or other counterparty to a VIE) to consolidate the VIE if that party absorbed a majority of the expected losses of the VIE, received the majority of the expected residual returns of the VIE, or both. In making the determination of whether the Firm should consolidate a VIE, the Firm evaluated the VIE’s design, capital structure and relationships among the variable interest holders. If the Firm could not identify the party that consolidates a VIE through a qualitative analysis, the Firm performed a quantitative analysis, which computed and allocated expected losses or residual returns to variable interest holders. The allocation of expected cash flows in this analysis was based on the relative rights and preferences of each variable interest holder in the VIE’s capital structure. The Firm reconsidered whether it was the primary beneficiary of a VIE only when certain defined events occurred.
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

Business changes and developments	Note 2	Page 166
Fair value measurement	Note 3	Page 170
Fair value option	Note 4	Page 187
Derivative instruments	Note 6	Page 191
Noninterest revenue	Note 7	Page 199
Interest income and interest expense	Note 8	Page 200
Pension and other postretirement employee benefit plans	Note 9	Page 201
Employee stock-based incentives	Note 10	Page 210
Securities	Note 12	Page 214
Securities financing activities	Note 13	Page 219
Loans	Note 14	Page 220
Allowance for credit losses	Note 15	Page 239
Variable interest entities	Note 16	Page 244
Goodwill and other intangible assets	Note 17	Page 260
Premises and equipment	Note 18	Page 263
Long-term debt	Note 22	Page 265
Income taxes	Note 27	Page 271
Off–balance sheet lending-related financial instruments, guarantees and other commitments	Note 30	Page 275
Litigation	Note 32	Page 282

JPMorgan Chase & Co. / 2010 Annual Report	165

Notes to consolidated financial statements
Note 2 – Business changes and developments
Decrease in common stock dividend
 On February 23, 2009, the Board of Directors reduced the Firm’s quarterly common stock dividend from $0.38 to $0.05 per share, effective with the dividend paid on April 30, 2009, to shareholders of record on April 6, 2009.
Acquisition of the banking operations of Washington
Mutual Bank
 On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank (“Washington Mutual”) from the FDIC for $1.9 billion. The acquisition expanded JPMorgan Chase’s consumer branch network into several states, including California, Florida Washington, Georgia, Idaho, Nevada and Oregon and created the third largest branch network in the U.S. The acquisition also extended the reach of the Firm’s business banking, commercial banking, credit card, consumer lending and wealth management businesses.
The acquisition was accounted for under the purchase method of accounting, which requires that the assets and liabilities of Washington Mutual be initially reported at fair value.
In 2008, the $1.9 billion purchase price was preliminarily allocated to the Washington Mutual assets acquired and liabilities assumed, which resulted in negative goodwill. In accordance with U.S. GAAP for business combinations that was in effect at the time of the acquisition, noncurrent nonfinancial assets acquired in the Washington Mutual transaction that were not held-for-sale, such as the premises and equipment and other intangibles, were written down against the negative goodwill. The negative goodwill that remained after writing down the nonfinancial assets was recognized as an extraordinary gain of $1.9 billion at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion.

The final summary computation of the purchase price and the allocation of the final total purchase price of $1.9 billion to the net assets acquired of Washington Mutual, based on their respective fair values as of September 25, 2008, and the resulting final negative goodwill of $2.0 billion are presented below.

September 25, 2008 (in millions)

Purchase price
Purchase price		$1,938
Direct acquisition costs		3

Total purchase price		1,941
Net assets acquired:
Washington Mutual’s net assets before fair value adjustments	$39,186
Washington Mutual’s goodwill and other intangible assets	(7,566)

Subtotal	31,620

Adjustments to reflect assets acquired at fair value:
Securities	(16)
Trading assets	(591)
Loans	(30,998)
Allowance for loan losses	8,216
Premises and equipment	680
Accrued interest and accounts receivable	(243)
Other assets	4,010

Adjustments to reflect liabilities assumed at fair value:
Deposits	(686)
Other borrowed funds	68
Accounts payable, accrued expense and other liabilities	(1,124)
Long-term debt	1,063

Fair value of net assets acquired		11,999

Negative goodwill before allocation to nonfinancial assets		(10,058)
Negative goodwill allocated to nonfinancial assets(a)		8,076

Negative goodwill resulting from the acquisition(b)		$(1,982)

(a)	The acquisition was accounted for as a purchase business combination, which requires the assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of an acquired business to be recorded at their respective fair values as of the effective date of the acquisition and consolidated with those of JPMorgan Chase. The fair value of the net assets of Washington Mutual’s banking operations exceeded the $1.9 billion purchase price, resulting in negative goodwill. Noncurrent, nonfinancial assets not held-for-sale, such as premises and equipment and other intangibles, were written down against the negative goodwill. The negative goodwill that remained after writing down transaction-related core deposit intangibles of approximately $4.9 billion and premises and equipment of approximately $3.2 billion was recognized as an extraordinary gain of $2.0 billion.

(b)	The extraordinary gain was recorded net of tax expense in Corporate/Private Equity.

166	JPMorgan Chase & Co. / 2010 Annual Report

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
The merger with Bear Stearns was accomplished through a series of transactions that were reflected as step acquisitions. On April 8, 2008, pursuant to a share exchange agreement, JPMorgan Chase acquired 95 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance) for 20.7 million shares of JPMorgan Chase common stock. Further, between March 24, 2008, and May 12, 2008, JPMorgan Chase acquired approximately 24 million shares of Bear Stearns common stock in the open market at an average purchase price of $12.37 per share. The share exchange and cash purchase transactions resulted in JPMorgan Chase owning approximately 49.4% of Bear Stearns common stock immediately prior to consummation of the merger. Finally, on May 30, 2008, JPMorgan Chase completed the merger. As a result of the merger, each outstanding share of Bear Stearns common stock (other than shares then held by JPMorgan Chase) was converted into the right to receive 0.21753 shares of common stock of JPMorgan Chase. Also, on May 30, 2008, the shares of common stock that JPMorgan Chase and Bear Stearns acquired from each other in the share exchange transaction were cancelled. From April 8, 2008, through May 30, 2008, JPMorgan Chase accounted for the investment in Bear Stearns under the equity method of accounting. During this period, JPMorgan Chase recorded reductions to its investment in Bear Stearns representing its share of Bear Stearns net losses, which was recorded in other income and accumulated other comprehensive income. The difference between the net assets acquired and the fair value of the net assets acquired (including goodwill), presented in the tables below, represent JPMorgan Chase’s net losses recorded under the equity method of accounting.
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

JPMorgan Chase & Co. / 2010 Annual Report	167

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

May 30, 2008 (in millions, except shares, per share amounts, ratios and where otherwise noted)

Purchase price
Shares exchanged in the Share Exchange transaction (April 8, 2008)	95,000
Other Bear Stearns shares outstanding	145,759

Total Bear Stearns stock outstanding	240,759
Cancellation of shares issued in the Share Exchange transaction	(95,000)
Cancellation of shares acquired by JPMorgan Chase for cash in the open market	(24,061)

Bear Stearns common stock exchanged as of May 30, 2008	121,698
Exchange ratio	0.21753

JPMorgan Chase common stock issued	26,473
Average purchase price per JPMorgan Chase common share(a)	$45.26

Total fair value of JPMorgan Chase common stock issued		$1,198
Bear Stearns common stock acquired for cash in the open market (24 million shares at an average share price of $12.37 per share)		298
Fair value of employee stock awards (largely to be settled by shares held in the RSU Trust(b))		242
Direct acquisition costs		27
Less: Fair value of Bear Stearns common stock held in the RSU Trust and included in the exchange of common stock		(269	)(b)

Total purchase price		1,496

Net assets acquired
Bear Stearns common stockholders’ equity	$6,052
Adjustments to reflect assets acquired at fair value:
Trading assets	(3,877)
Premises and equipment	509
Other assets	(288)
Adjustments to reflect liabilities assumed at fair value:
Long-term debt	504
Other liabilities	(2,289)

Fair value of net assets acquired excluding goodwill		611

Goodwill resulting from the merger(c)		$885

(a)	The value of JPMorgan Chase common stock was determined by averaging the closing prices of JPMorgan Chase’s common stock for the four trading days during the period March 19 through 25, 2008.

(b)	Represents shares of Bear Stearns common stock held in an irrevocable grantor trust (the “RSU Trust”), to be used to settle stock awards granted to selected employees and certain key executives under certain heritage Bear Stearns employee stock plans. Shares in the RSU Trust were exchanged for 6 million shares of JPMorgan Chase common stock at the merger exchange ratio of 0.21753. For further discussion of the RSU Trust, see Note 10 on pages 210–212 of this Annual Report.

(c)	The goodwill was recorded in Investment Bank and is not tax-deductible.
Condensed statement of net assets acquired
 The following condensed statement of net assets acquired reflects the final values assigned to the Bear Stearns net assets as of May 30, 2008.

(in millions)	May 30, 2008

Assets
Cash and due from banks	$534
Federal funds sold and securities purchased under resale agreements	21,204
Securities borrowed	55,195
Trading assets	136,489
Loans	4,407
Accrued interest and accounts receivable	34,677
Goodwill	885
All other assets	35,377

Total assets	$288,768

Liabilities
Federal funds purchased and securities loaned or sold under repurchase agreements	$54,643
Other borrowings	16,166
Trading liabilities	24,267
Beneficial interests issued by consolidated VIEs	47,042
Long-term debt	67,015
Accounts payable and other liabilities	78,569

Total liabilities	287,702

Bear Stearns net assets(a)	$1,066

(a)	Reflects the fair value assigned to 49.4% of the Bear Stearns net assets acquired on April 8, 2008 (net of related amortization), and the fair value assigned to the remaining 50.6% of the Bear Stearns net assets acquired on May 30, 2008. The difference between the net assets acquired, as presented above, and the fair value of the net assets acquired (including goodwill), presented in the previous table, represents JPMorgan Chase’s net losses recorded under the equity method of accounting.

168	JPMorgan Chase & Co. / 2010 Annual Report

Unaudited pro forma condensed combined financial information reflecting the Bear Stearns merger and Washington Mutual transaction
The following unaudited pro forma condensed combined financial information presents the 2008 results of operations of the Firm as they may have appeared, if the Bear Stearns merger and the Washington Mutual transaction had been completed on January 1, 2008.

Year ended December 31,
(in millions, except per share data)	2008

Total net revenue	$68,149
Loss before extraordinary gain	(14,090)
Net loss	(12,184)

Net loss per common share data:
Basic earnings per share
Loss before extraordinary gain	$(4.26)
Net loss	(3.72)
Diluted earnings per share(a)
Loss before extraordinary gain	(4.26)
Net loss	(3.72)
Average common shares issued and outstanding
Basic	3,510.5
Diluted	3,510.5

(a)	Common equivalent shares have been excluded from the pro forma computation of diluted loss per share for the year ended December 31, 2008, as the effect would be antidilutive.
The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2008, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma combined financial information for the year ended December 31, 2008, were pro forma adjustments to reflect the results of operations of Bear Stearns and Washington Mutual’s banking operations, considering the purchase accounting, valuation and accounting conformity adjustments. For the Washington Mutual transaction, the amortization of purchase accounting adjustments to report interest-earning assets acquired and interest-bearing liabilities assumed at current interest rates is reflected for the year ended December 31, 2008. Valuation adjustments and the adjustment to conform allowance methodologies in the Washington Mutual transaction, and valuation and accounting conformity adjustments related to the Bear Stearns merger are reflected in the results for the year ended December 31, 2008.
Internal reorganization related to the Bear Stearns merger
On June 30, 2008, JPMorgan Chase fully and unconditionally guaranteed each series of outstanding preferred stock of Bear Stearns, as well as all of Bear Stearns’ outstanding U.S. Securities and Exchange Commission (“SEC”) registered U.S. debt securities and obligations relating to trust preferred capital debt securities. Subsequently, on July 15, 2008, JPMorgan Chase completed an internal merger transaction, which resulted in each series of outstanding preferred stock of Bear Stearns being automatically exchanged into newly-issued shares of JPMorgan Chase preferred stock having substantially identical terms. In addition, pursuant to internal transactions in July 2008 and the first quarter of 2009, JPMorgan Chase assumed or guaranteed the remaining outstanding securities of Bear Stearns and its subsidiaries, in each case in accordance with the indentures and other agreements governing those securities. As discussed below, all of the above series of preferred stock, and the depositary shares representing such preferred stock, were redeemed on August 20, 2010.
Other business events
Redemption of Series E, F and G cumulative preferred stock
On August 20, 2010, JPMorgan Chase redeemed at stated redemption value, all outstanding shares of its Series E 6.15% Cumulative Preferred Stock; Series F 5.72% Cumulative Preferred Stock; and Series G 5.49% Cumulative Preferred Stock. For a further discussion of preferred stock, see Note 23 on pages 267–268 of this Annual Report.
RBS Sempra transaction
On July 1, 2010, JPMorgan Chase completed the acquisition of RBS Sempra Commodities’ global oil, global metals and European power and gas businesses. The Firm acquired approximately $1.7 billion of net assets which included $3.3 billion of debt which was immediately repaid. This acquisition almost doubled the number of clients the Firm’s commodities business can serve and will enable the Firm to offer clients more products in more regions of the world.
Purchase of remaining interest in J.P. Morgan Cazenove
On January 4, 2010, JPMorgan Chase purchased the remaining interest in J.P. Morgan Cazenove, an investment banking business partnership formed in 2005, which resulted in an adjustment to the Firm’s capital surplus of approximately $1.3 billion.

JPMorgan Chase & Co. / 2010 Annual Report	169

Notes to consolidated financial statements

Termination of Chase Paymentech Solutions joint venture
The dissolution of the Chase Paymentech Solutions joint venture, a global payments and merchant acquiring joint venture between JPMorgan Chase and First Data Corporation, was completed on November 1, 2008. JPMorgan Chase retained approximately 51% of the business, which it operates under the name Chase Paymentech Solutions. The dissolution of the Chase Paymentech Solutions joint venture was accounted for as a step acquisition in accordance with U.S. GAAP for business combinations, and the Firm recognized an after-tax gain of $627 million in the fourth quarter of 2008 as a result of the dissolution. The gain represents the amount by which the fair value of the net assets acquired (predominantly intangible assets and goodwill) exceeded JPMorgan Chase’s carrying value in the net assets transferred to First Data Corporation. Upon dissolution, the Firm consolidated the retained Chase Paymentech Solutions business.
Proceeds from Visa Inc. shares
On March 19, 2008, Visa Inc. (“Visa”) completed its initial public offering (“IPO”). Prior to the IPO, JPMorgan Chase held approximately a 13% equity interest in Visa. On March 28, 2008, Visa used a portion of the proceeds from the offering to redeem a portion of the Firm’s equity interest, which resulted in the recognition of a pretax gain of $1.5 billion (recorded in other income). In conjunction with the IPO, Visa placed $3.0 billion in escrow to cover liabilities related to certain litigation matters. The escrow was increased by $1.1 billion in 2008, $700 million in 2009 and by $1.3 billion in 2010. Increases in Visa’s escrow account results in a dilution of the value of the Firm’s ownership of Visa Inc. JPMorgan Chase’s interest in the escrow was recorded as a reduction of other expense and reported net to the extent of established litigation reserves.
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
Note 3 – Fair value measurement
JPMorgan Chase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are carried at fair value on a recurring basis. Certain assets and liabilities are carried at fair value on a nonrecurring basis, including held-for-sale loans, which are accounted for at the lower of cost or fair value and that are only subject to fair value adjustments under certain circumstances.
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
•	Credit valuation adjustments (“CVA”) are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty. As few classes of derivative contracts are listed on an exchange, the majority of derivative positions are valued using internally developed models that use as their basis observable market parameters. An adjustment is necessary to reflect the credit quality of each derivative counterparty to arrive at fair value. The adjustment also takes into account contractual factors designed to reduce the Firm’s credit exposure to each counterparty, such as collateral and legal rights of offset.

•	Debit valuation adjustments (“DVA”) are necessary to reflect the credit quality of the Firm in the valuation of liabilities measured at fair value. The methodology to determine the adjustment is consistent with CVA and incorporates JPMorgan Chase’s credit spread as observed through the credit default swap market.

170	JPMorgan Chase & Co. / 2010 Annual Report

•	Liquidity valuation adjustments are necessary when the Firm may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger-than-normal market-size risk positions (liquidity adjustments are not taken for positions classified within level 1 of the fair value hierarchy; see below). The Firm estimates the amount of uncertainty in the initial valuation based on the degree of liquidity in the market in which the financial instrument trades and makes liquidity adjustments to the carrying value of the financial instrument. The Firm measures the liquidity adjustment based on the following factors: (1) the amount of time since the last relevant pricing point; (2) whether there was an actual trade or relevant external quote; and (3) the volatility of the principal risk component of the financial instrument. Costs to exit larger-than-normal market-size risk positions are determined based on the size of the adverse market move that is likely to occur during the period required to bring a position down to a nonconcentrated level.

•	Unobservable parameter valuation adjustments are necessary when positions are valued using internally developed models that use as their basis unobservable parameters – that is, parameters that must be estimated and are, therefore, subject to management judgment. Such positions are normally traded less actively. Examples include certain credit products where parameters such as correlation and recovery rates are unobservable. Unobservable parameter valuation adjustments are applied to mitigate the possibility of error and revision in the estimate of the market price provided by the model.
The Firm has numerous controls in place intended to ensure that its fair values are appropriate. An independent model review group reviews the Firm’s valuation models and approves them for use for specific products. All valuation models within the Firm are subject to this review process. A price verification group, independent from the risk-taking function, ensures observable market prices and market-based parameters are used for valuation wherever possible. For those products with material parameter risk for which observable market levels do not exist, an independent review of the assumptions made on pricing is performed. Additional review includes deconstruction of the model valuations for certain structured instruments into their components and benchmarking valuations, where possible, to similar products; validating valuation estimates through actual cash settlement; and detailed review and explanation of recorded gains and losses, which are analyzed daily and over time. Valuation adjustments, which are also determined by the independent price verification group, are based on established policies and applied consistently over time. Any changes to the valuation methodology are reviewed by management to confirm that the changes are justified. As markets and products develop and the pricing for certain products becomes more or less transparent, the Firm continues to refine its valuation methodologies. During 2010, no changes were made to the Firm’s valuation models that had, or are ex-
pected to have, a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
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
Assets
Securities purchased under resale agreements (“resale agreements”) and securities borrowed
To estimate the fair value of resale agreements and securities borrowed transactions, cash flows are first evaluated taking into consideration any derivative features of the resale agreement and are then discounted using the appropriate market rates for the applicable maturity. As the inputs into the valuation are primarily based on readily observable pricing information, such resale agreements are classified within level 2 of the valuation hierarchy.
Loans and unfunded lending-related commitments
The majority of the Firm’s loans and lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The fair value of such loans and lending-related commitments is included in the additional disclosures of fair value of certain financial instruments required by U.S. GAAP on pages 185–186 of this Note. Loans

JPMorgan Chase & Co. / 2010 Annual Report	171

Notes to consolidated financial statements

carried at fair value on a recurring and nonrecurring basis are included in the applicable tables that follow.
Wholesale
There is no liquid secondary market for most loans and lending-related commitments in the Firm’s wholesale portfolio. In the limited circumstances where direct secondary market information – including pricing of actual market transactions, broker quotations or quoted market prices for similar instruments – is available (principally for loans in the Firm’s secondary trading portfolio), such information is used in the determination of fair value. For the remainder of the portfolio, fair value is estimated using a discounted cash flow (“DCF”) model. In addition to the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees), key inputs to the model include interest rates, prepayment rates and credit spreads. The credit spread input is derived from the cost of credit default swaps (“CDS”) and, as a result, also incorporates the effects of secondary market liquidity. As many of the Firm’s clients do not have bonds traded with sufficient liquidity in the public markets to have observable CDS spreads, the Firm principally develops benchmark credit curves by industry and credit rating to estimate fair value. Also incorporated into the valuation process are additional adjustments to account for the difference in loss severity rates between bonds, on which the cost of credit derivatives is based, and loans as well as loan equivalents (which represent the portion of an unused commitment expected, based on the Firm’s average portfolio historical experience, to become outstanding prior to an obligor default). Certain floating rate loans that are not carried on the balance sheet at fair value are carried at amounts that approximate fair value due to their short term nature and negligible credit risk (e.g. based on historical experience or collateralization).
The Firm’s loans and unfunded lending-related commitments carried at fair value are classified within level 2 or 3 of the valuation hierarchy, depending on the level of liquidity and activity in the markets for a particular product.
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
The fair value of the Firm’s other consumer loans (except for credit card receivables) is generally determined by discounting the loan principal and interest cash flows expected to be collected at a market observable discount rate, when available. Portfolio-specific factors that a market participant would consider in determining fair value (e.g., expected lifetime credit losses, estimated prepayments, servicing costs and market liquidity) are either modeled into the cash flow projections or incorporated as an adjustment to the discount rate. For products that continue to be offered in the market, discount rates are derived from market-observable primary origination rates. Where primary origination rates are not available (i.e., subprime mortgages, subprime home equity and option adjustable-rate mortgages (“option ARMs”)) the valuation is based on the Firm’s estimate of a market participant’s required return on equity for similar products (i.e., a hypothetical origination spread). Estimated lifetime credit losses consider expected and current default rates for existing portfolios, collateral prices (where applicable) and expectations about changes in the economic environment (e.g., unemployment rates).
The fair value of credit card receivables is determined using a discounted expected cash flow methodology. Key estimates and assumptions include: projected interest income and late fee revenue, funding, servicing, credit costs, and loan payment rates. The projected loan payment rates are used to determine the estimated life of the credit card loan receivables, which are then discounted using a risk-appropriate discount rate. The discount rate is derived from the Firm’s estimate of a market participant’s expected return on credit card receivables. As the credit card portfolio has a short-term life, an amount equal to the allowance for loan losses is considered a reasonable proxy for the credit cost component.
Loans that are not carried on the Consolidated Balance Sheets at fair value are not classified within the fair value hierarchy.
Mortgage loans carried at fair value
For certain loans that are expected to be securitized, fair value is estimated using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided from independent pricing services. When relevant market activity is not occurring or is limited, fair value is estimated by projecting the expected cash flows and discounting those cash flows at a rate reflective of current market liquidity. To estimate the projected cash flows of a residential mortgage loan (inclusive of assumptions of prepayment, default rates and loss severity), specific consideration is given to both borrower-specific and other market factors, including, but not limited to: the borrower’s FICO score; the type of collateral supporting the loans; the level of documentation for the loan; and market-derived expectations for home price appreciation or depreciation in the respective geography of the borrower. For commercial mortgages, consideration is given to both borrower-specific and other market factors, including but not limited to: the borrower’s debt-to-service coverage ratio; the type of commercial property (e.g., retail, office, lodging, multi-family, etc.); an estimate of the current loan-to-value ratio; and market-derived expectations for property price appreciation or depreciation in the respective geographic location. In addition, commercial mortgage loans typically have lock-out periods where the borrower is restricted from prepaying the loan due to prepayment penalties. These features reduce prepayment risk for commercial mortgages rela-

172	JPMorgan Chase & Co. / 2010 Annual Report

tive to that of residential mortgages. These loans are classified within level 2 or 3 of the valuation hierarchy, depending on the level of liquidity and activity in the markets for the particular product.
Securities
Where quoted prices for identical securities are available in an active market, securities are classified in level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds; mortgage products for which there are quoted prices in active markets such as U.S. government agency or U.S. government-sponsored enterprise (collectively, “U.S. government agencies”) markets; pass-through mortgage-backed securities (“MBS”); and exchange-traded equities (e.g., common and preferred stocks).
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
For mortgage-backed securities, where market activity is not occurring or is limited, fair value is estimated considering the value of the collateral and the specific attributes of the securities held by the Firm. The value of the collateral pool supporting the securities is analyzed using the same techniques and factors described above for residential mortgage loans, albeit in a more aggregated manner across the pool. For example, for residential MBS, factors evaluated may include average FICO scores, average delinquency rates, average loss severities and prepayment rates, among other metrics. For commercial MBS, factors evaluated may include average delinquencies, loan or geographic concentrations, and average debt-service coverage ratios, among other metrics. In addition, as each securitization vehicle distributes cash in a manner or order that is predetermined at the inception of the vehicle, the priority in which each particular MBS is allocated cash flows, and the level of credit enhancement in place to support those cash flows, are key considerations in deriving the value of MBS. Finally, the risk premium that investors demand for securitized products in the current market is factored into the valuation. To benchmark its valuations, the Firm looks to transactions for similar instruments and uses independent pricing provided by third-party vendors, broker quotes and relevant market indices, such as the ABX index, as applicable. While none of those sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Firm’s estimates.
For certain collateralized mortgage and debt obligations, asset-backed securities (“ABS”) and high-yield debt securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. For cash collateralized debt obligations (“CDOs”), external price information is not available. Therefore, cash CDOs are valued using market-standard models, such as Intex, to model the specific collateral composition and cash flow structure of each deal; key inputs to the model are market spread data for each credit rating, collateral type and other relevant contractual features. Asset-backed securities are valued based on external prices or market spread data, using current market assumptions on prepayments and defaults. For ABS where the external price data is not observable or the limited available data is opaque, the collateral performance is monitored and considered in the valuation of the security. To benchmark its valuations, the Firm looks to transactions for similar instruments and uses independent prices provided by third-party vendors, broker quotes and relevant market indices, such as the ABX index, as applicable. While none of those sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Firm’s estimates. The majority of collateralized mortgage and debt obligations, high-yield debt securities and ABS are currently classified in level 3 of the valuation hierarchy.
Collateralized loan obligations (“CLOs”) are securities backed by corporate loans, and they are predominantly held in the Firm’s available-for-sale (“AFS”) securities portfolio. For these securities, external pricing information is not readily available. They are therefore valued using market-standard models to model the specific collateral composition and cash flow structure of each deal; key inputs to the model are market spread data for each credit rating, collateral type and other relevant contractual features. For further discussion, see Note 12 on pages 214–218 of this Annual Report.
Commodities
Commodities inventory is generally carried at the lower of cost or fair value. The fair value of commodities inventory is determined primarily using pricing and data derived from the markets on which the commodities are traded. The majority of commodities inventory is classified within level 1 of the valuation hierarchy.
The Firm also has positions in commodities-based derivatives that can be traded on an exchange or over-the-counter (“OTC”) and carried at fair value. The pricing inputs to these derivatives include forward curves of underlying commodities, basis curves, volatilities, correlations, and occasionally other model parameters. The valuation of these derivatives is based on calibrating to market transactions, as well as to independent pricing information from sources such as brokers and consensus pricing services. Where inputs are historical time series data, they are adjusted for uncertainty where appropriate. The majority of commodities-based derivatives are classified within level 2 of the valuation hierarchy.

JPMorgan Chase & Co. / 2010 Annual Report	173

Notes to consolidated financial statements

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
Other complex products, such as those sensitive to correlation between two or more underlying parameters, also fall within level 3 of the valuation hierarchy, and include structured credit derivatives which are illiquid and non-standard in nature (e.g., synthetic CDOs collateralized by a portfolio of credit default swaps “CDS”). For most CDO transactions, while inputs such as CDS spreads may be observable, the correlation between the underlying debt instruments is unobservable. Correlation levels are modeled on a transaction basis and calibrated to liquid benchmark tranche indices. For all structured credit derivatives, actual transactions, where available, are used regularly to recalibrate all unobservable parameters.
Correlation sensitivity is also material to the overall valuation of options on baskets of single-name stocks; the valuation of these baskets is typically not observable due to their non-standardized structuring. Correlation for products such as these is typically estimated based on an observable basket of stocks and then adjusted to reflect the differences between the underlying equities.
For callable exotic interest rate options, while most of the assumptions in the valuation can be observed in active markets (e.g., interest rates and volatility), the callable option transaction flow is essentially one-way, and as such, price observability is limited. As pricing information is limited, assumptions are based on the dynamics of the underlying markets (e.g., the interest rate markets) including the range and possible outcomes of the applicable inputs. In addition, the models used are calibrated, as relevant, to liquid benchmarks, and valuation is tested against monthly independent pricing services and actual transactions.
Mortgage servicing rights and certain retained interests in securitizations
Mortgage servicing rights (“MSRs”) and certain retained interests from securitization activities do not trade in an active, open market with readily observable prices. Accordingly, the Firm estimates the fair value of MSRs and certain other retained interests in securitizations using DCF models.
•	For MSRs, the Firm uses an option-adjusted spread (“OAS”) valuation model in conjunction with the Firm’s proprietary prepayment model to project MSR cash flows over multiple interest rate scenarios; these scenarios are then discounted at risk-adjusted rates to estimate the fair value of the MSRs. The OAS model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Firm reassesses and periodically adjusts the underlying inputs and assumptions used in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. Due to the nature of the valuation inputs, MSRs are classified within level 3 of the valuation hierarchy.

•	For certain retained interests in securitizations, the Firm estimates the fair value for those retained interests by calculating the present value of future expected cash flows using modeling techniques. Such models incorporate management’s best estimates of key variables, such as expected credit losses, prepayment speeds and the appropriate discount rates, considering the risk involved. Changes in the assumptions used may have a significant impact on the Firm’s valuation of retained interests, and such interests are therefore typically classified within level 3 of the valuation hierarchy.
For both MSRs and certain other retained interests in securitizations, the Firm compares its fair value estimates and assumptions to observable market data where available and to recent market activity and actual portfolio experience. For further discussion of the most significant assumptions used to value retained interests and MSRs, as well as the applicable stress tests for those assumptions, see Note 16 on pages 244–259, and Note 17 on pages 260–263 of this Annual Report.

174	JPMorgan Chase & Co. / 2010 Annual Report

Private equity investments
The valuation of nonpublic private equity investments, which are held primarily by the Private Equity business within the Corporate/Private Equity line of business, requires significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. As such, nonpublic private equity investments are valued initially based on cost. Each quarter, valuations are reviewed using available and relevant market data to determine if the carrying value of these investments should be adjusted. Such market data primarily include observations of the trading multiples of public companies considered comparable to the private companies being valued and the operating performance of the underlying portfolio company, including its historical and projected net income and its earnings before interest, taxes, depreciation and amortization (“EBITDA”). Valuations are adjusted to account for company-specific issues, the lack of liquidity inherent in a nonpublic investment, and the fact that comparable public companies are not identical to the companies being valued. In addition, a variety of additional factors are reviewed by management, including, but not limited to, financing and sales transactions with third parties, future expectations of the particular investment, changes in market outlook and the third-party financing environment. Nonpublic private equity investments are included in level 3 of the valuation hierarchy.
Private equity investments also include publicly held equity investments, generally obtained through the initial public offering of privately held equity investments. Investments in securities of publicly held companies that trade in liquid markets are marked to market at the quoted public value less adjustments for regulatory or contractual sales restrictions. Discounts for restrictions are quantified by analyzing the length of the restriction period and the volatility of the equity security. Publicly held investments are predominantly classified in level 2 of the valuation hierarchy.
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
Liabilities
Securities sold under repurchase agreements (“repurchase agreements”)
To estimate the fair value of repurchase agreements, cash flows are first evaluated taking into consideration any derivative features of the repurchase agreements and are then discounted using the appropriate market rates for the applicable maturity. Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to, or in excess of, the principal amount loaned; as a result, there would be no adjustment, or an immaterial adjustment, to reflect the credit quality of the Firm (i.e., DVA) related to these agreements. As the inputs into the valuation are primarily based on observable pricing information, repurchase agreements are classified within level 2 of the valuation hierarchy.
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
Deposits, other borrowed funds and long-term debt
To estimate the fair value of long-term debt, cash flows are discounted using the appropriate market rates for the applicable maturities, with an adjustment to reflect the credit quality of the Firm (i.e., the DVA). Included within deposits, other borrowed funds and long-term debt are structured notes issued by the Firm that are financial instruments containing embedded derivatives. In addition to the above, the estimation of the fair value of structured notes takes into consideration any derivative features. Where the inputs into the valuation are primarily based on observable market prices, the structured notes are classified within level 2 of the valuation hierarchy. Where significant inputs are unobservable, the structured notes are classified within level 3 of the valuation hierarchy.

JPMorgan Chase & Co. / 2010 Annual Report	175

Notes to consolidated financial statements

The following tables present assets and liabilities measured at fair value as of December 31, 2010 and 2009, by major product category and by the fair value hierarchy (as described above).
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
				Netting	Total
December 31, 2010 (in millions)	Level 1(i)	Level 2(i)	Level 3(i)	adjustments	fair value

Federal funds sold and securities purchased under resale agreements	$—	$20,299	$—	$—	$20,299
Securities borrowed	—	13,961	—	—	13,961

Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	36,813	10,738	174	—	47,725
Residential – nonagency	—	2,807	687	—	3,494
Commercial – nonagency	—	1,093	2,069	—	3,162

Total mortgage-backed securities	36,813	14,638	2,930	—	54,381
U.S. Treasury and government agencies(a)	12,863	9,026	—	—	21,889
Obligations of U.S. states and municipalities	—	11,715	2,257	—	13,972
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,248	—	—	3,248
Non-U.S. government debt securities	31,127	38,482	697	—	70,306
Corporate debt securities	—	42,280	4,946	—	47,226
Loans(b)	—	21,736	13,144	—	34,880
Asset-backed securities	—	2,743	7,965	—	10,708

Total debt instruments	80,803	143,868	31,939	—	256,610
Equity securities	124,400	3,153	1,685	—	129,238
Physical commodities(c)	18,327	2,708	—	—	21,035
Other	—	2,275	253	—	2,528

Total debt and equity instruments(d)	223,530	152,004	33,877	—	409,411
Derivative receivables:
Interest rate	2,278	1,120,282	5,422	(1,095,427)	32,555
Credit(e)	—	111,827	17,902	(122,004)	7,725
Foreign exchange	1,121	163,114	4,236	(142,613)	25,858
Equity	30	38,041	5,562	(39,429)	4,204
Commodity	1,324	56,076	2,197	(49,458)	10,139

Total derivative receivables(f)	4,753	1,489,340	35,319	(1,448,931)	80,481

Total trading assets	228,283	1,641,344	69,196	(1,448,931)	489,892

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	104,736	15,490	—	—	120,226
Residential – nonagency	—	48,969	5	—	48,974
Commercial – nonagency	—	5,403	251	—	5,654

Total mortgage-backed securities	104,736	69,862	256	—	174,854
U.S. Treasury and government agencies(a)	522	10,826	—	—	11,348
Obligations of U.S. states and municipalities	31	11,272	256	—	11,559
Certificates of deposit	6	3,641	—	—	3,647
Non-U.S. government debt securities	13,107	7,670	—	—	20,777
Corporate debt securities	1	61,793	—	—	61,794
Asset-backed securities:
Credit card receivables	—	7,608	—	—	7,608
Collateralized loan obligations	—	128	13,470	—	13,598
Other	—	8,777	305	—	9,082
Equity securities	1,998	53	—	—	2,051

Total available-for-sale securities	120,401	181,630	14,287	—	316,318

Loans	—	510	1,466	—	1,976
Mortgage servicing rights	—	—	13,649	—	13,649
Other assets:
Private equity investments(g)	49	826	7,862	—	8,737
All other	5,093	192	4,179	—	9,464

Total other assets	5,142	1,018	12,041	—	18,201

Total assets measured at fair value on a recurring basis(h)	$353,826	$1,858,762	$110,639	$(1,448,931)	$874,296

176	JPMorgan Chase & Co. / 2010 Annual Report

	Fair value hierarchy
				Netting	Total
December 31, 2010 (in millions)	Level 1(i)	Level 2(i)	Level 3(i)	adjustments	fair value

Deposits	$—	$3,736	$633	$—	$4,369
Federal funds purchased and securities loaned or sold under repurchase agreements	—	4,060	—	—	4,060
Other borrowed funds	—	8,959	972	—	9,931
Trading liabilities:
Debt and equity instruments(d)	58,468	18,425	54	—	76,947
Derivative payables:
Interest rate	2,625	1,085,233	2,586	(1,070,057)	20,387
Credit(e)	—	112,545	12,516	(119,923)	5,138
Foreign exchange	972	158,908	4,850	(139,715)	25,015
Equity	22	39,046	7,331	(35,949)	10,450
Commodity	862	54,611	3,002	(50,246)	8,229

Total derivative payables(f)	4,481	1,450,343	30,285	(1,415,890)	69,219

Total trading liabilities	62,949	1,468,768	30,339	(1,415,890)	146,166

Accounts payable and other liabilities	—	—	236	—	236
Beneficial interests issued by consolidated VIEs	—	622	873	—	1,495
Long-term debt	—	25,795	13,044	—	38,839

Total liabilities measured at fair value on a recurring basis	$62,949	$1,511,940	$46,097	$(1,415,890)	$205,096

JPMorgan Chase & Co. / 2010 Annual Report	177

Notes to consolidated financial statements

	Fair value hierarchy
				Netting	Total
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Federal funds sold and securities purchased under resale agreements	$—	$20,536	$—	$—	$20,536
Securities borrowed	—	7,032	—	—	7,032
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	33,092	8,373	260	—	41,725
Residential – nonagency	—	2,284	1,115	—	3,399
Commercial – nonagency	—	537	1,770	—	2,307

Total mortgage-backed securities	33,092	11,194	3,145	—	47,431
U.S. Treasury and government agencies(a)	13,701	9,559	—	—	23,260
Obligations of U.S. states and municipalities	—	5,681	1,971	—	7,652
Certificates of deposit, bankers’ acceptances and commercial paper	—	5,419	—	—	5,419
Non-U.S. government debt securities	25,684	32,487	734	—	58,905
Corporate debt securities	—	48,754	5,241	—	53,995
Loans(b)	—	18,330	13,218	—	31,548
Asset-backed securities	—	1,428	7,975	—	9,403

Total debt instruments	72,477	132,852	32,284	—	237,613
Equity securities	75,053	3,450	1,956	—	80,459
Physical commodities(c)	9,450	586	—	—	10,036
Other	—	1,884	926	—	2,810

Total debt and equity instruments(d)	156,980	138,772	35,166	—	330,918
Derivative receivables(e)(f)	2,344	1,516,490	46,684	(1,485,308)	80,210

Total trading assets	159,324	1,655,262	81,850	(1,485,308)	411,128

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	158,957	8,941	—	—	167,898
Residential – nonagency	—	14,773	25	—	14,798
Commercial – nonagency	—	4,590	—	—	4,590

Total mortgage-backed securities	158,957	28,304	25	—	187,286
U.S. Treasury and government agencies(a)	405	29,592	—	—	29,997
Obligations of U.S. states and municipalities	—	6,188	349	—	6,537
Certificates of deposit	—	2,650	—	—	2,650
Non-U.S. government debt securities	5,506	18,997	—	—	24,503
Corporate debt securities	1	62,007	—	—	62,008
Asset-backed securities:
Credit card receivables	—	25,742	—	—	25,742
Collateralized debt and loan obligations	—	5	12,144	—	12,149
Other	—	6,206	588	—	6,794
Equity securities	2,466	146	87	—	2,699

Total available-for-sale securities	167,335	179,837	13,193	—	360,365

Loans	—	374	990	—	1,364
Mortgage servicing rights	—	—	15,531	—	15,531
Other assets:
Private equity investments(g)	165	597	6,563	—	7,325
All other(j)	7,241	90	9,521	—	16,852

Total other assets	7,406	687	16,084	—	24,177

Total assets measured at fair value on a recurring basis(h)	$334,065	$1,863,728	$127,648	$(1,485,308)	$840,133

178	JPMorgan Chase & Co. / 2010 Annual Report

	Fair value hierarchy
				Netting	Total
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Deposits	$—	$3,979	$476	$—	$4,455
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,396	—	—	3,396
Other borrowed funds	—	5,095	542	—	5,637
Trading liabilities:
Debt and equity instruments(d)	50,577	14,359	10	—	64,946
Derivative payables(e)(f)	2,038	1,481,813	35,332	(1,459,058)	60,125

Total trading liabilities	52,615	1,496,172	35,342	(1,459,058)	125,071

Accounts payable and other liabilities	—	2	355	—	357
Beneficial interests issued by consolidated VIEs	—	785	625	—	1,410
Long-term debt	—	30,685	18,287	—	48,972

Total liabilities measured at fair value on a recurring basis	$52,615	$1,540,114	$55,627	$(1,459,058)	$189,298

(a)	At December 31, 2010 and 2009, included total U.S. government-sponsored enterprise obligations of $137.3 billion and $195.8 billion respectively, which were predominantly mortgage-related.
(b)	At December 31, 2010 and 2009, included within trading loans were $22.7 billion and $20.7 billion, respectively, of residential first-lien mortgages and $2.6 billion and $2.7 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $13.1 billion and $11.1 billion, respectively, and reverse mortgages of $4.0 billion and $4.5 billion, respectively.
(c)	Physical commodities inventories are generally accounted for at the lower of cost or fair value.
(d)	Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures (“CUSIPs”).
(e)	The level 3 amounts for derivative receivables and derivative payables related to credit primarily include structured credit derivative instruments. For further information on the classification of instruments within the valuation hierarchy, see pages 171–175 of this Note.
(f)	As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table above are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and derivative payable balances would be $12.7 billion and $16.0 billion at December 31, 2010 and 2009, respectively, exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.
(g)	Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $10.0 billion and $8.8 billion at December 31, 2010 and 2009, respectively.
(h)	At December 31, 2010 and 2009, balances included investments valued at net asset value of $12.1 billion and $16.8 billion, respectively, of which $5.9 billion and $9.0 billion, respectively, were classified in level 1, $2.0 billion and $3.2 billion, respectively, in level 2 and $4.2 billion and $4.6 billion in level 3.
(i)	For the year ended December 31, 2010, there were no significant transfers between levels 1 and 2. Transfers from level 3 into level 2 included $1.2 billion of trading loans due to increased price transparency. There were no significant transfers into level 3.
(j)	Included assets within accrued interest receivable and other assets at December 31, 2009.

Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the balance sheet amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the years ended December 31, 2010, 2009 and 2008. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

JPMorgan Chase & Co. / 2010 Annual Report	179

Notes to consolidated financial statements

							Change in
							unrealized
							gains/
							(losses)
	Fair value measurements using significant unobservable inputs						related to
	Fair	Total				Fair	financial
	Value	realized/		Purchases,	Transfers	value	instruments
Year ended	at	unrealized		issuances	into and/or	at	held at
December 31, 2010	January 1,	gains/		settlements,	out of	December 31,	December 31,
(in millions)	2010	(losses)		net	level 3(e)	2010	2010

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$260	$24		$(107)	$(3)	$174	$(31)
Residential – nonagency	1,115	178		(564)	(42)	687	110
Commercial – nonagency	1,770	230		(33)	102	2,069	130

Total mortgage-backed securities	3,145	432		(704)	57	2,930	209
Obligations of U.S. states and municipalities	1,971	2		142	142	2,257	(30)
Non-U.S. government debt securities	734	(132)		140	(45)	697	(105)
Corporate debt securities	5,241	(325)		115	(85)	4,946	28
Loans	13,218	(40)		1,296	(1,330)	13,144	(385)
Asset-backed securities	7,975	333		(354)	11	7,965	292

Total debt instruments	32,284	270		635	(1,250)	31,939	9
Equity securities	1,956	133		(351)	(53)	1,685	199
Other	926	10		(762)	79	253	98

Total debt and equity instruments	35,166	413	(a)	(478)	(1,224)	33,877	306	(a)

Net derivative receivables:
Interest rate	2,040	3,057		(2,520)	259	2,836	487
Credit	10,350	(1,757)		(3,102)	(105)	5,386	(1,048)
Foreign exchange	1,082	(913)		(434)	(349)	(614)	(464)
Equity	(1,791)	7		(121)	136	(1,769)	(11)
Commodity	(329)	(700)		134	90	(805)	(76)

Total net derivative receivables	11,352	(306	)(a)	(6,043)	31	5,034	(1,112	)(a)

Available-for-sale securities:
Asset-backed securities	12,732	(146)		1,189	—	13,775	(129)
Other	461	(49)		37	63	512	18

Total available-for-sale securities	13,193	(195	)(b)	1,226	63	14,287	(111	)(b)

Loans	990	145	(a)	323	8	1,466	37	(a)
Mortgage servicing rights	15,531	(2,268	)(c)	386	—	13,649	(2,268	)(c)

Other assets:
Private equity investments	6,563	1,038	(a)	715	(454)	7,862	688	(a)
All other	9,521	(113	)(d)	(5,132)	(97)	4,179	37	(d)

							Change in
							unrealized
							(gains)/
							losses
	Fair value measurements using significant unobservable inputs						related to
	Fair	Total				Fair	financial
	value	realized/		Purchases,	Transfers	value	instruments
Year ended	at	unrealized		issuances	into and/or	at	held at
December 31, 2010	January 1,	(gains)/		settlements,	out of	December 31,	December 31,
(in millions)	2010	losses		net	level 3(e)	2010	2010

Liabilities(f):
Deposits	$476	$54	(a)	$(226)	$329	$633	$(77	)(a)
Other borrowed funds	542	(123	)(a)	795	(242)	972	445	(a)
Trading liabilities:
Debt and equity instruments	10	2	(a)	19	23	54	—	(a)
Accounts payable and other liabilities	355	(138	)(d)	19	—	236	37	(d)
Beneficial interests issued by consolidated VIEs	625	(7	)(a)	87	168	873	(76	)(a)
Long-term debt	18,287	(532	)(a)	(4,796)	85	13,044	662	(a)

180	JPMorgan Chase & Co. / 2010 Annual Report

							Change in
							unrealized
							gains/
							(losses)
	Fair value measurements using significant unobservable inputs						related to
		Total					financial
	Fair	realized/		Purchases,	Transfers	Fair	instruments
Year ended	value,	unrealized		issuances	into and/or	value,	held at
December 31, 2009	January 1,	gains/		settlements,	out of	December 31,	December 31,
(in millions)	2009	(losses)		net	level 3(e)	2009	2009

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$163	$(38)		$62	$73	$260	$(38)
Residential – nonagency	3,339	(782)		(245)	(1,197)	1,115	(871)
Commercial – nonagency	2,487	(242)		(325)	(150)	1,770	(313)

Total mortgage-backed securities	5,989	(1,062)		(508)	(1,274)	3,145	(1,222)
Obligations of U.S. states and municipalities	2,641	(22)		(648)	—	1,971	(123)
Non-U.S. government debt securities	707	38		(75)	64	734	34
Corporate debt securities	5,280	38		(3,416)	3,339	5,241	(72)
Loans	17,091	(871)		(3,497)	495	13,218	(1,167)
Asset-backed securities	7,106	1,436		(378)	(189)	7,975	734

Total debt instruments	38,814	(443)		(8,522)	2,435	32,284	(1,816)
Equity securities	1,380	(149)		(512)	1,237	1,956	(51)
Other	1,226	(79)		(253)	32	926	(119)

Total debt and equity instruments	41,420	(671	)(a)	(9,287)	3,704	35,166	(1,986	)(a)

Total net derivative receivables	9,507	(11,406	)(a)	(3,448)	16,699	11,352	(10,835	)(a)
Available-for-sale securities:
Asset-backed securities	11,447	(2)		1,112	175	12,732	(48)
Other	944	(269)		302	(516)	461	43

Total available-for-sale securities	12,391	(271	)(b)	1,414	(341)	13,193	(5	)(b)

Loans	2,667	(448	)(a)	(1,906)	677	990	(488	)(a)
Mortgage servicing rights	9,403	5,807	(c)	321	—	15,531	5,807	(c)
Other assets:
Private equity investments	6,369	(407	)(a)	582	19	6,563	(369	)(a)
All other(g)	8,114	(676	)(d)	2,439	(356)	9,521	(612	)(d)

							Change in
							unrealized
							(gains)/
							losses
	Fair value measurements using significant unobservable inputs						related to
	Fair	Total					financial
	value	realized/		Purchases,	Transfers		instruments
Year ended	at	unrealized		issuances	into and/or	Fair value at	held at
December 31, 2009	January 1,	(gains)/		settlements,	out of	December 31,	December 31,
(in millions)	2009	losses		net	level 3(e)	2009	2009

Liabilities(f):
Deposits	$1,235	$47	(a)	$(870)	$64	$476	$(36	)(a)
Other borrowed funds	101	(73	)(a)	621	(107)	542	9	(a)
Trading liabilities:
Debt and equity instruments	288	64	(a)	(339)	(3)	10	12	(a)
Accounts payable and other liabilities	—	(55	)(a)	410	—	355	(29	)(a)
Beneficial interests issued by consolidated VIEs	—	344	(a)	(598)	879	625	327	(a)
Long-term debt	16,548	1,367	(a)	(2,738)	3,110	18,287	1,728	(a)

JPMorgan Chase & Co. / 2010 Annual Report	181

Notes to consolidated financial statements

							Change in
							unrealized
							gains/
							(losses)
	Fair value measurements using significant unobservable inputs						related to
		Total				Fair	financial
	Fair	realized/		Purchases,	Transfers	value	instruments
Year ended	value at	unrealized		issuances	into and/or	at	held at
December 31, 2008	January 1,	gains/		settlements,	out of	December 31,	December 31,
(in millions)	2008	(losses)		net	level 3(e)	2008	2008

Assets:
Trading assets:
Debt and equity instruments	$24,066	$(12,805	)(a)	$6,201	$23,958	$41,420	$(9,860	)(a)
Total net derivative receivables	633	4,556	(a)	2,290	2,028	9,507	1,814	(a)
Available-for-sale securities	101	(1,232	)(b)	3,772	9,750	12,391	(422	)(b)
Loans	8,380	(1,547	)(a)	12	(4,178)	2,667	(1,324	)(a)
Mortgage servicing rights	8,632	(6,933	)(c)	7,704	—	9,403	(6,933	)(c)
Other assets:
Private equity investments	6,763	(638	)(a)	320	(76)	6,369	(1,089	)(a)
All other(g)	5,978	(940	)(d)	2,787	289	8,114	(753	)(d)

							Change in
							unrealized
							(gains)/
							losses
	Fair value measurements using significant unobservable inputs						related to
	Fair					Fair	financial
	value	Total		Purchases,	Transfers	Value	instruments
Year ended	at	realized/		issuances	into and/or	at	held at
December 31, 2008	January 1,	unrealized		settlements,	out of	December 31,	December 31,
(in millions)	2008	(gains)/losses		net	level 3(e)	2008	2008

Liabilities(f):
Deposits	$1,161	$(57	)(a)	$79	$52	$1,235	$(69	)(a)
Other borrowed funds	105	(7	)(a)	53	(50)	101	(24	)(a)
Trading liabilities:
Debt and equity instruments	480	(73	)(a)	(33)	(86)	288	(125	)(a)
Accounts payable and other liabilities	25	(25	)(a)	—	—	—	—
Beneficial interests issued by consolidated VIEs	82	(24	)(a)	(603)	545	—	—
Long-term debt	21,938	(4,502	)(a)	(1,717)	829	16,548	(3,682	)(a)

(a)	Predominantly reported in principal transactions revenue, except for changes in fair value for Retail Financial Services mortgage loans originated with the intent to sell, which are reported in mortgage fees and related income.

(b)	Realized gains and losses on available-for-sale securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains and losses are reported in other comprehensive income.

(c)	Changes in fair value for Retail Financial Services mortgage servicing rights are reported in mortgage fees and related income.

(d)	Predominantly reported in other income.

(e)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.

(f)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 22%, 29% and 25% at December 31, 2010, 2009 and 2008, respectively.

(g)	Includes certain assets that are classified within accrued interest receivable and other assets on the Consolidated Balance Sheet at December 31, 2009 and 2008.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but instead are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the Consolidated Balance Sheets by caption and level within the valuation hierarchy (as described above) as of December 31, 2010 and 2009, for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value hierarchy
December 31, 2010 (in millions)	Level 1(d)	Level 2(d)	Level 3(d)	Total fair value

Loans retained(a)	$—	$5,484	$690	$6,174
Loans held-for-sale(b)	—	312	3,200	3,512

Total loans	—	5,796	3,890	9,686

Other real estate owned	—	78	311	389
Other assets	—	—	2	2

Total other assets	—	78	313	391

Total assets at fair value on a nonrecurring basis	$—	$5,874	$4,203	$10,077

Accounts payable and other liabilities(c)	$—	$53	$18	$71

Total liabilities at fair value on a nonrecurring basis	$—	$53	$18	$71

182	JPMorgan Chase & Co./2010 Annual Report

	Fair value hierarchy
December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans retained(a)	$—	$4,544	$1,137	$5,681
Loans held-for-sale(b)	—	601	1,029	1,630

Total loans	—	5,145	2,166	7,311
Other real estate owned	—	307	387	694
Other assets	—	—	184	184

Total other assets	—	307	571	878

Total assets at fair value on a nonrecurring basis	$—	$5,452	$2,737	$8,189

Accounts payable and other liabilities(c)	$—	$87	$39	$126

Total liabilities at fair value on a nonrecurring basis	$—	$87	$39	$126

(a)	Reflects mortgage, home equity and other loans where the carrying value is based on the fair value of the underlying collateral.

(b)	Predominantly includes credit card loans at December 31, 2010. Predominantly includes leveraged lending loans at December 31, 2009. Loans held-for-sale are carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(c)	Represents, at December 31, 2010 and 2009, fair value adjustments associated with $517 million and $648 million, respectively, of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio.

(d)	In the year ended December 31, 2010, transfers between levels 1, 2 and 3 were not significant.

The method used to estimate the fair value of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), depends on the type of collateral (e.g., securities, real estate, nonfinancial assets) underlying the loan. Fair value of the collateral is estimated based on quoted market prices, broker quotes or independent appraisals, or by using a DCF model. For further information, see Note 15 on pages 239–243 of this Annual Report.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, related to financial instruments held at those dates.

Year ended December 31,
(in millions)	2010	2009	2008

Loans retained	$(3,413)	$(3,550)	$(1,159)
Loans held-for-sale	29	(389)	(2,728)

Total loans	(3,384)	(3,939)	(3,887)

Other assets	25	(104)	(685)
Accounts payable and other liabilities	6	31	(285)

Total nonrecurring fair value gains/(losses)	$(3,353)	$(4,012)	$(4,857)

In the above table, loans predominantly include: (1) mortgage, home equity, and other loans where changes in the carrying value are based on the fair value of the underlying collateral; and (2) the change in fair value for leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value. Accounts payable and other liabilities predominantly include the change in fair value for unfunded lending-related commitments within the leveraged lending portfolio.
Level 3 analysis
Level 3 assets at December 31, 2010, predominantly include derivative receivables, mortgage servicing rights (“MSRs”), collateralized loan obligations (“CLOs”) held within the available-for-sale securities portfolio, trading loans, asset-backed trading securities and private equity investments.
•	Derivative receivables included $35.3 billion of interest rate, credit, foreign exchange, equity and commodity contracts classified within level 3 at December 31, 2010. Included within this balance was $11.6 billion of structured credit derivatives with corporate debt underlying. In assessing the Firm’s risk exposure to structured credit derivatives, the Firm believes consideration should also be given to derivative liabilities with similar, and therefore offsetting, risk profiles. At December 31, 2010, $5.6 billion of level 3 derivative liabilities had risk characteristics similar to those of the derivative receivable assets classified in level 3.

•	Mortgage servicing rights represent the fair value of future cash flows for performing specified mortgage servicing activities for others (predominantly with respect to residential mortgage loans). For a further description of the MSR asset, interest rate risk management and the valuation methodology used for MSRs, including valuation assumptions and sensitivities, see Note 17 on pages 260–263 of this Annual Report.

•	CLOs totaling $13.5 billion were securities backed by corporate loans held in the Firm’s AFS securities portfolio. Substantially all of these securities are rated “AAA,” “AA” and “A” and had an average credit enhancement of 30%. Credit enhancement in CLOs is primarily in the form of subordination, which is a form of structural credit enhancement where realized losses associated with assets held by an issuing vehicle are allocated to issued tranches considering their relative seniority. For further discussion, see Note 12 on pages 214–218 of this Annual Report.

•	Trading loans totaling $13.1 billion included $4.4 billion of nonagency residential mortgage whole loans and commercial mortgage loans held in IB for which there is limited price transparency; and $4.0 billion of reverse mortgages for which the principal risk sensitivities are mortality risk and home prices. The fair value of

JPMorgan Chase & Co./2010 Annual Report	183

Notes to consolidated financial statements

the commercial and residential mortgage loans is estimated by projecting expected cash flows, considering relevant borrower-specific and market factors, and discounting those cash flows at a rate reflecting current market liquidity. Loans are partially hedged by level 2 instruments, including credit default swaps and interest rate derivatives, which are observable and liquid.
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 5% of total Firm assets at December 31, 2010.
The following describes significant changes to level 3 assets during the year.
For the year ended December 31, 2010
Level 3 assets decreased by $15.5 billion during 2010, due to the following:
•	$11.4 billion decrease in derivative receivables, predominantly driven by changes in credit spreads;
•	A net decrease of $3.5 billion due to the adoption of new accounting guidance related to VIEs. As a result of the adoption of the new guidance, there was a decrease of $5.0 billion in accrued interest and accounts receivable related to retained securitization interests in Firm-sponsored credit card securitization trusts that were eliminated upon consolidation, partially offset by an increase of $1.5 billion in trading debt and equity instruments;
•	$2.8 billion decrease in trading assets – debt and equity instruments, driven by sales, securitizations and transfers of trading loans to level 2 due to increased price transparency;
•	$1.9 billion decrease in MSRs. For a further discussion of the change, refer to Note 17 on pages 260–263 of this Annual Report;
•	$2.2 billion increase in nonrecurring loans held-for-sale, largely driven by an increase in credit card loans;
•	$1.3 billion increase in private equity investments, largely driven by additional follow-on investments and net gains in the portfolio; and
•	$1.0 billion increase in asset-backed AFS securities, predominantly driven by purchases of CLOs.
Gains and Losses
Gains and losses included in the tables for 2010, 2009 and 2008 included:
2010
Included in the tables for the year ended December 31, 2010
•	$2.3 billion of losses on MSRs; and
•	$1.0 billion gain in private equity, largely driven by gains on investments in the portfolio.
2009
Included in the tables for the year ended December 31, 2009
•	$11.4 billion of net losses on derivatives, primarily related to the tightening of credit spreads;
•	Net losses on trading – debt and equity instruments of $671 million, consisting of $2.1 billion of losses, primarily related to residential and commercial loans and MBS, principally driven by markdowns and sales, partially offset by gains of $1.4 billion, reflecting increases in the fair value of other ABS;
•	$5.8 billion of gains on MSRs; and
•	$1.4 billion of losses related to structured note liabilities, predominantly due to volatility in the equity markets.
2008
Included in the tables for the year ended December 31, 2008
•	Losses on trading-debt and equity instruments of approximately $12.8 billion, principally from mortgage-related transactions and auction-rate securities;
•	Losses of $6.9 billion on MSRs;
•	Losses of approximately $3.9 billion on leveraged loans;
•	Net gains of $4.6 billion related to derivatives, principally due to changes in credit spreads and rate curves;
•	Gains of $4.5 billion related to structured notes, principally due to significant volatility in the fixed income, commodities and equity markets; and
•	Private equity losses of $638 million.
For further information on changes in the fair value of the MSRs, see Note 17 on pages 260–263 of this Annual Report.
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

December 31,
(in millions)	2010	2009

Derivative receivables balance	$80,481	$80,210
Derivatives CVA(a)	(4,362)	(3,697)
Derivative payables balance	69,219	60,125
Derivatives DVA	(882)	(841	)(d)
Structured notes balance(b)(c)	53,139	59,064
Structured notes DVA	(1,153)	(685	)(d)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by credit portfolio and other lines of business within IB.

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, based on the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 187–189 of this Annual Report.

(d)	The prior period has been revised.

184	JPMorgan Chase & Co. / 2010 Annual Report

The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

Year ended December 31,
(in millions)	2010	2009		2008

Credit adjustments:
Derivative CVA(a)	$(665)	$5,869		$(7,561)
Derivative DVA	41	(548	)(c)	789
Structured note DVA(b)	468	(1,748	)(c)	1,211

(a)	Derivatives CVA, gross of hedges, includes results managed by credit portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 187–189 of this Annual Report.

(c)	The 2009 prior period has been revised.
Additional disclosures about the fair value of financial instruments (including financial instruments not carried at fair value)
U.S. GAAP requires disclosure of the estimated fair value of certain financial instruments, and the methods and significant assumptions used to estimate their fair value. Financial instruments within the scope of these disclosure requirements are included in the following table. However, certain financial instruments and all nonfinancial instruments are excluded from the scope of these disclosure requirements. Accordingly, the fair value disclosures provided in the following table include only a partial estimate of the fair value of JPMorgan Chase’s assets and liabilities.
For example, the Firm has developed long-term relationships with its customers through its deposit base and credit card accounts, commonly referred to as core deposit intangibles and credit card relationships. In the opinion of management, these items, in the aggregate, add significant value to JPMorgan Chase, but their fair value is not disclosed in this Note.
Financial instruments for which carrying value approximates fair value
Certain financial instruments that are not carried at fair value on the Consolidated Balance Sheets are carried at amounts that approximate fair value, due to their short-term nature and generally negligible credit risk. These instruments include cash and due from banks; deposits with banks; federal funds sold; securities purchased under resale agreements and securities borrowed with short-dated maturities; short-term receivables and accrued interest receivable; commercial paper; federal funds purchased; securities loaned and sold under repurchase agreements with short-dated maturities; other borrowed funds (excluding advances from the Federal Home Loan Banks (“FHLBs”)); accounts payable; and accrued liabilities. In addition, U.S. GAAP requires that the fair value for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value; recognition of the inherent funding value of these instruments is not permitted.

JPMorgan Chase & Co. / 2010 Annual Report	185

Notes to consolidated financial statements
The following table presents the carrying value and estimated fair values of financial assets and liabilities.

	2010			2009
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
December 31, (in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$49.2	$49.2	$—	$89.4	$89.4	$—
Accrued interest and accounts receivable (included zero and $5.0 at fair value)	70.1	70.1	—	67.4	67.4	—
Federal funds sold and securities purchased under resale agreements (included $20.3 and $20.5 at fair value)	222.6	222.6	—	195.4	195.4	—
Securities borrowed (included $14.0 and $7.0 at fair value)	123.6	123.6	—	119.6	119.6	—
Trading assets	489.9	489.9	—	411.1	411.1	—
Securities (included $316.3 and $360.4 at fair value)	316.3	316.3	—	360.4	360.4	—
Loans (included $2.0 and $1.4 at fair value)(a)(b)	660.7	663.5	2.8	601.9	598.3	(3.6)
Mortgage servicing rights at fair value	13.6	13.6	—	15.5	15.5	—
Other (included $18.2 and $19.2 at fair value)	64.9	65.0	0.1	73.4	73.2	(0.2)

Total financial assets	$2,010.9	$2,013.8	$2.9	$1,934.1	$1,930.3	$(3.8)

Financial liabilities
Deposits (included $4.4 and $4.5 at fair value)	$930.4	$931.5	$(1.1)	$938.4	$939.5	$(1.1)
Federal funds purchased and securities loaned or sold under repurchase agreements (included $4.1 and $3.4 at fair value)	276.6	276.6	—	261.4	261.4	—
Commercial paper	35.4	35.4	—	41.8	41.8	—
Other borrowed funds (included $9.9 and $5.6 at fair value)	57.3	57.2	0.1	55.7	55.9	(0.2)
Trading liabilities	146.2	146.2	—	125.1	125.1	—
Accounts payable and other liabilities (included $0.2 and $0.4 at fair value)	138.2	138.2	—	136.8	136.8	—
Beneficial interests issued by consolidated VIEs (included $1.5 and $1.4 at fair value)	77.6	77.9	(0.3)	15.2	15.2	—
Long-term debt and junior subordinated deferrable interest debentures (included $38.8 and $49.0 at fair value)	247.7	249.0	(1.3)	266.3	268.4	(2.1)

Total financial liabilities	$1,909.4	$1,912.0	$(2.6)	$1,840.7	$1,844.1	$(3.4)

Net appreciation/(depreciation)			$0.3			$(7.2)

(a)	For originated or purchased loans held for investment, other than PCI loans, the carrying value is the principal amount outstanding, net of the allowance for loan losses, net charge-offs, interest applied to principal (for loans accounted for on the cost recovery method), unamortized discounts and premiums, and deferred loan fees or costs. For a further discussion of the Firm’s loan accounting framework, see Note 14 on pages 220–238 of this Annual Report.

(b)	Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. The difference between the estimated fair value and carrying value is the result of the different methodologies used to determine fair value as compared to carrying value. For example, credit losses are estimated for the asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in a loan loss reserve calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in a loan loss reserve calculation. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see pages 171–173 of this Note.
The majority of the Firm’s unfunded lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	2010		2009
	Carrying	Estimated	Carrying	Estimated
December 31, (in billions)	value(a)	fair value	value(a)	fair value

Wholesale lending-related commitments	$0.7	$0.9	$0.9	$1.3

(a)	Represents the allowance for wholesale unfunded lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset each recognized at fair value at the inception of guarantees.
The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower prior notice or, in some cases, without notice as permitted by law. For a further discussion of the valuation of lending-related commitments, see pages 171–173 of this Note.

186	JPMorgan Chase & Co. / 2010 Annual Report

Trading assets and liabilities
Trading assets include debt and equity instruments held for trading purposes that JPMorgan Chase owns (“long” positions), certain loans managed on a fair value basis and for which the Firm has elected the fair value option, and physical commodities inventories that are generally accounted for at the lower of cost or fair value. Trading liabilities include debt and equity instruments that the Firm has sold to other parties but does not own (“short” positions). The Firm is obligated to purchase instruments at a future date to cover the short positions. Included in trading assets and trading liabilities are the reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives. Trading assets and liabilities are carried at fair value on the Consolidated Balance Sheets. Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures (“CUSIPs”).

Trading assets and liabilities–average balances
Average trading assets and liabilities were as follows for the periods indicated.

Year ended December 31, (in millions)	2010	2009	2008

Trading assets – debt and equity instruments(a)	$354,441	$318,063	$384,102
Trading assets – derivative receivables	84,676	110,457	121,417
Trading liabilities – debt and equity instruments(a)(b)	78,159	60,224	78,841
Trading liabilities – derivative payables	65,714	77,901	93,200

(a)	Balances reflect the reduction of securities owned (long positions) by the amount of securities sold, but not yet purchased (short positions) when the long and short positions have identical CUSIPs.
(b)	Primarily represent securities sold, not yet purchased.

Note 4 – Fair value option
The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.
Elections
Elections were made by the Firm to:
•	Mitigate income statement volatility caused by the differences in the measurement basis of elected instruments (for example, certain instruments elected were previously accounted for on an accrual basis) while the associated risk management arrangements are accounted for on a fair value basis;
•	Eliminate the complexities of applying certain accounting models (e.g., hedge accounting or bifurcation accounting for hybrid instruments); and
•	Better reflect those instruments that are managed on a fair value basis.
Elections include the following:
•	Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis.
•	Securities financing arrangements with an embedded derivative and/or a maturity of greater than one year.
•	Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument.
•	Certain tax credits and other equity investments acquired as part of the Washington Mutual transaction.
•	Structured notes issued as part of IB’s client-driven activities. (Structured notes are financial instruments that contain embedded derivatives.)
•	Long-term beneficial interests issued by IB’s consolidated securitization trusts where the underlying assets are carried at fair value.

JPMorgan Chase & Co. / 2010 Annual Report	187

Notes to consolidated financial statements
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2010				2009				2008
				Total changes				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value	Principal	Other		in fair value
December 31, (in millions)	transactions	income		recorded	transactions	income		recorded	transactions	income		recorded

Federal funds sold and securities purchased under resale agreements	$173	$—		$173	$(553)	$—		$(553)	$1,139	$—		$1,139
Securities borrowed	31	—		31	82	—		82	29	—		29

Trading assets:
Debt and equity instruments, excluding loans	556	(2	)(c)	554	619	25	(c)	644	(870)	(58	)(c)	(928)
Loans reported as trading assets:
Changes in instrument- specific credit risk	1,279	(6	)(c)	1,273	(300)	(177	)(c)	(477)	(9,802)	(283	)(c)	(10,085)
Other changes in fair value	(312)	4,449	(c)	4,137	1,132	3,119	(c)	4,251	696	1,178	(c)	1,874
Loans:
Changes in instrument-specific credit risk	95	—		95	(78)	—		(78)	(1,991)	—		(1,991)
Other changes in fair value	90	—		90	(343)	—		(343)	(42)	—		(42)
Other assets	—	(263	)(d)	(263)	—	(731	)(d)	(731)	—	(660	)(d)	(660)

Deposits(a)	(564)	—		(564)	(770)	—		(770)	(132)	—		(132)
Federal funds purchased and securities loaned or sold under repurchase agreements	(29)	—		(29)	116	—		116	(127)	—		(127)
Other borrowed funds(a)	123	—		123	(1,287)	—		(1,287)	1,888	—		1,888
Trading liabilities	(23)	—		(23)	(3)	—		(3)	35	—		35
Beneficial interests issued by consolidated VIEs	(12)	—		(12)	(351)	—		(351)	355	—		355
Other liabilities	(9)	8	(d)	(1)	64	—		64	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	400	—		400	(1,704)	—		(1,704)	1,174	—		1,174
Other changes in fair value(b)	1,297	—		1,297	(2,393)	—		(2,393)	16,202	—		16,202

(a)	Total changes in instrument-specific credit risk related to structured notes were $468 million, $(1.7) billion and $1.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively. These totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt. The 2009 prior period has been revised.

(b)	Structured notes are debt instruments with embedded derivatives that are tailored to meet a client’s need for derivative risk in funded form. The embedded derivative is the primary driver of risk. The 2008 gain included in “Other changes in fair value” results from a significant decline in the value of certain structured notes where the embedded derivative is principally linked to either equity indices or commodity prices, both of which declined sharply during the third quarter of 2008. Although the risk associated with the structured notes is actively managed, the gains reported in this table do not include the income statement impact of such risk management instruments.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Determination of instrument-specific credit risk for items for which a fair value election was made
The following describes how the gains and losses included in earnings during 2010, 2009 and 2008, which were attributable to changes in instrument-specific credit risk, were determined.
•	Loans and lending-related commitments: For floating-rate instruments, all changes in value are attributed to instrument-specific credit risk. For fixed-rate instruments, an allocation of the changes in value for the period is made between those changes in value that are interest rate-related and changes in value that are credit-related. Allocations are generally based on an analysis of bor-
rower-specific credit spread and recovery information, where available, or benchmarking to similar entities or industries.
•	Long-term debt: Changes in value attributable to instrument-specific credit risk were derived principally from observable changes in the Firm’s credit spread.
•	Resale and repurchase agreements, securities borrowed agreements and securities lending agreements: Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount loaned; as a result, there would be no adjustment or an immaterial adjustment for instrument-specific credit risk related to these agreements.

188	JPMorgan Chase & Co. / 2010 Annual Report

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2010 and 2009, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	2010				2009
				Fair value				Fair value
				over/(under)				over/(under)
	Contractual			contractual	Contractual			contractual
	principal			principal	principal			principal
December 31, (in millions)	outstanding		Fair value	outstanding	outstanding		Fair value	outstanding

Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—		$—	$—	$—		$—	$—
Loans	—		—	—	—		—	—
Nonaccrual loans
Loans reported as trading assets	5,246		1,239	(4,007)	7,264		2,207	(5,057)
Loans	927		132	(795)	1,126		151	(975)

Subtotal	6,173		1,371	(4,802)	8,390		2,358	(6,032)
All other performing loans
Loans reported as trading assets	39,490		33,641	(5,849)	35,095		29,341	(5,754)
Loans	2,496		1,434	(1,062)	2,147		1,000	(1,147)

Total loans	$48,159		$36,446	$(11,713)	$45,632		$32,699	$(12,933)

Long-term debt
Principal-protected debt	$20,761	(b)	$21,315	$554	$26,765	(b)	$26,378	$(387)
Nonprincipal-protected debt(a)	NA		17,524	NA	NA		22,594	NA

Total long-term debt	NA		$38,839	NA	NA		$48,972	NA

Long-term beneficial interests
Principal-protected debt	$49		$49	$—	$90		$90	$—
Nonprincipal-protected debt(a)	NA		1,446	NA	NA		1,320	NA

Total long-term beneficial interests	NA		$1,495	NA	NA		$1,410	NA

(a)	Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note.

(b)	Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.
At December 31, 2010 and 2009, the contractual amount of letters of credit for which the fair value option was elected was $3.8 billion and $3.7 billion, respectively, with a corresponding fair value of $6 million at both December 31, 2010 and 2009. For further information regarding off-balance sheet commitments, see Note 30 on pages 275–280 of this Annual Report.

Note 5 – Credit risk concentrations
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
In the Firm’s wholesale portfolio, risk concentrations are evaluated primarily by industry and monitored regularly on both an aggregate portfolio level and on an individual customer basis. Management of the Firm’s wholesale exposure is accomplished through loan syndication and participation, loan sales, securitizations, credit derivatives, use of master netting agreements, and collateral and other risk-reduction techniques. In the consumer portfolio, concentrations are evaluated primarily by product and by U.S. geographic region, with a key focus on trends and concentrations at the portfolio level, where potential risk concentrations can be remedied through changes in underwriting policies and portfolio guidelines.
The Firm does not believe that its exposure to any particular loan product (e.g., option ARMs), industry segment (e.g., commercial real estate) or its exposure to residential real estate loans with high loan-to-value ratios results in a significant concentration of credit risk. Terms of loan products and collateral coverage are included in the Firm’s assessment when extending credit and establishing its allowance for loan losses.
For further information regarding on–balance sheet credit concentrations by major product and/or geography, see Notes 14 and 15 on pages 220–238 and 239–243, respectively, of this Annual Report. For information regarding concentrations of off–balance sheet lending-related financial instruments by major product, see Note 30 on pages 275–280 of this Annual Report.
Customer receivables representing primarily margin loans to prime and retail brokerage clients of $32.5 billion and $15.7 billion at December 31, 2010 and 2009, respectively, are included in the table below. These margin loans are generally over-collateralized through a pledge of assets maintained in clients’ brokerage accounts and are subject to daily minimum collateral requirements. In the event that the collateral value decreases, a maintenance margin call is made to the client to provide additional collateral into the account. If additional collateral is not

JPMorgan Chase & Co. / 2010 Annual Report	189

Notes to consolidated financial statements

provided by the client, the client’s positions may be liquidated by the Firm to meet the minimum collateral requirements. As a result of the Firm’s credit risk mitigation practices, the Firm does not hold any reserves for credit impairment on these agreements as of December 31, 2010 and 2009.

The table below presents both on—balance sheet and off—balance sheet wholesale- and consumer-related credit exposure by the Firm’s three portfolio segments as of December 31, 2010, and 2009.

	2010				2009
	Credit	On-balance sheet		Off-balance	Credit	On-balance sheet		Off-balance
December 31, (in millions)	exposure	Loans	Derivatives	sheet(d)	exposure	Loans	Derivatives	sheet(d)

Wholesale(a)
Banks and finance companies	$65,867	$21,562	$20,935	$23,370	$54,053	$14,396	$17,957	$21,700
Real estate	64,351	53,635	868	9,848	68,509	57,195	1,112	10,202
Healthcare	41,093	6,047	2,121	32,925	35,605	4,992	1,917	28,696
State and municipal governments	35,808	6,095	5,148	24,565	34,726	5,687	4,979	24,060
Asset managers	29,364	7,070	7,124	15,170	24,920	5,930	6,640	12,350
Consumer products	27,508	7,921	1,039	18,548	27,004	7,880	1,094	18,030
Oil and gas	26,459	5,701	3,866	16,892	23,322	5,895	2,309	15,118
Utilities	25,911	4,220	3,104	18,587	27,178	5,451	3,073	18,654
Retail and consumer services	20,882	5,876	796	14,210	20,673	5,611	769	14,293
Technology	14,348	2,752	1,554	10,042	14,169	3,802	1,409	8,958
Machinery and equipment manufacturing	13,311	3,601	445	9,265	12,759	3,189	456	9,114
Building materials/construction	12,808	3,285	295	9,228	10,448	3,252	281	6,915
Chemicals/plastics	12,312	3,372	350	8,590	9,870	2,719	392	6,759
Metals/mining	11,426	3,301	1,018	7,107	12,547	3,410	1,158	7,979
Business services	11,247	3,850	370	7,027	10,667	3,627	397	6,643
Central government	11,173	1,146	6,052	3,975	9,557	1,703	5,501	2,353
Media	10,967	3,711	284	6,972	12,379	4,173	329	7,877
Insurance	10,918	1,103	1,660	8,155	13,421	1,292	2,511	9,618
Telecom services	10,709	1,524	1,362	7,823	11,265	2,042	1,273	7,950
Holding companies	10,504	3,885	894	5,725	16,018	4,360	1,042	10,616
Transportation	9,652	3,754	822	5,076	9,749	3,141	1,238	5,370
Securities firms and exchanges	9,415	1,722	5,038	2,655	10,832	3,457	4,796	2,579
Automotive	9,011	2,026	248	6,737	9,357	2,510	357	6,490
Agriculture/paper manufacturing	7,368	1,918	250	5,200	5,801	1,928	251	3,622
Aerospace	5,732	516	197	5,019	5,254	597	79	4,578
All other(b)	140,926	62,917	14,641	63,368	137,359	41,838	18,890	76,631

Subtotal	649,070	222,510	80,481	346,079	627,442	200,077	80,210	347,155

Loans held-for-sale and loans at fair value	5,123	5,123	—	—	4,098	4,098	—	—
Receivables from customers	32,541	—	—	—	15,745	—	—	—
Interests in purchased receivables	391	—	—	—	2,927	—	—	—

Total wholesale	687,125	227,633	80,481	346,079	650,212	204,175	80,210	347,155

Consumer, excluding credit card
Home equity – senior lien	40,436	24,376	—	16,060	46,622	27,376	—	19,246
Home equity – junior lien	92,690	64,009	—	28,681	111,280	74,049	—	37,231
Prime mortgage, including option ARMs(a)	75,805	74,539	—	1,266	77,082	75,428	—	1,654
Subprime mortgage(a)	11,287	11,287	—	—	12,526	12,526	—	—
Auto(a)	53,613	48,367	—	5,246	51,498	46,031	—	5,467
Business banking	26,514	16,812	—	9,702	26,014	16,974	—	9,040
Student and other(a)	15,890	15,311	—	579	16,915	14,726	—	2,189
PCI-Home equity	24,459	24,459	—	—	26,520	26,520	—	—
PCI-Prime mortgage	17,322	17,322	—	—	19,693	19,693	—	—
PCI-Subprime mortgage	5,398	5,398	—	—	5,993	5,993	—	—
PCI-option ARMs	25,584	25,584	—	—	29,039	29,039	—	—
Loans held-for-sale	154	154	—	—	2,142	2,142	—	—

Total consumer, excluding credit card	389,152	327,618	—	61,534	425,324	350,497	—	74,827

Credit Card
Credit card – retained(a)(c)	682,751	135,524	—	547,227	647,899	78,786	—	569,113
Credit card – held-for-sale	2,152	2,152	—	—	—	—	—	—

Total credit card	684,903	137,676	—	547,227	647,899	78,786	—	569,113

Total exposure	$1,761,180	$692,927	$80,481	$954,840	$1,723,435	$633,458	$80,210	$991,095

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon the adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts and certain other consumer loan securitization entities, primarily mortgage-related. As a result, related receivables are now recorded as loans on the Consolidated Balance Sheet. For further information, see Note 16 on pages 244–259 of this Annual Report.

(b)	For more information on exposures to SPEs included in all other, see Note 16 on pages 244–259 of this Annual Report.

(c)	Excludes $84.6 billion of securitized credit card receivables at December 31, 2009.

(d)	Represents lending-related financial instruments.

190	JPMorgan Chase & Co. / 2010 Annual Report

Note 6 – Derivative instruments
Derivative instruments enable end-users to modify or mitigate exposure to credit or market risks. Counterparties to a derivative contract seek to obtain risks and rewards similar to those that could be obtained from purchasing or selling a related cash instrument without having to exchange upfront the full purchase or sales price. JPMorgan Chase makes markets in derivatives for customers and also uses derivatives to hedge or manage its own market risk exposures. The majority of the Firm’s derivatives are entered into for market-making purposes.
Trading derivatives
The Firm makes markets in a variety of derivatives in its trading portfolios to meet the needs of customers (both dealers and clients) and to generate revenue through this trading activity (“client derivatives”). Customers use derivatives to mitigate or modify interest rate, credit, foreign exchange, equity and commodity risks. The Firm actively manages the risks from its exposure to these derivatives by entering into other derivative transactions or by purchasing or selling other financial instruments that partially or fully offset the exposure from client derivatives. The Firm also seeks to earn a spread between the client derivatives and offsetting positions, and from the remaining open risk positions.
Risk management derivatives
The Firm manages its market risk exposures using various derivative instruments.
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
Foreign currency forward contracts are used to manage the foreign exchange risk associated with certain foreign currency–denominated (i.e., non-U.S.) assets and liabilities and forecasted transactions, as well as the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. As a result of fluctuations in foreign currencies, the U.S. dollar–equivalent values of the foreign currency–denominated assets and liabilities or forecasted revenue or expense increase or decrease. Gains or losses on the derivative instruments related to these foreign currency–denominated assets or liabilities, or forecasted transactions, are expected to substantially offset this variability.
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
The Firm uses credit derivatives to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. For a further discussion of credit derivatives, see the discussion in the Credit derivatives section on pages 197–199 of this Note.
For more information about risk management derivatives, see the risk management derivatives gains and losses table on page 196 of this Annual Report, and the hedge accounting gains and losses tables on pages 194–195 of this Note.
Accounting for derivatives
All free-standing derivatives are required to be recorded on the Consolidated Balance Sheets at fair value. As permitted under U.S. GAAP, the Firm nets derivative assets and liabilities, and the related cash collateral received and paid, when a legally enforceable master netting agreement exists between the Firm and the derivative counterparty. The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are marked to market through earnings. The tabular disclosures on pages 192–199 of this Note provide additional information on the amount of, and reporting for, derivative assets, liabilities, gains and losses. For further discussion of derivatives embedded in structured notes, see Notes 3 and 4 on pages 170–187 and 187–189, respectively, of this Annual Report.
Derivatives designated as hedges
The Firm applies hedge accounting to certain derivatives executed for risk management purposes – generally interest rate, foreign exchange and gold and base metal derivatives. However, JPMorgan Chase does not seek to apply hedge accounting to all of the derivatives involved in the Firm’s risk management activities. For example, the Firm does not apply hedge accounting to purchased credit default swaps used to manage the credit risk of loans and commitments, because of the difficulties in qualifying such contracts as hedges. For the same reason, the Firm does not apply hedge accounting to certain interest rate and commodity derivatives used for risk management purposes.
To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. To assess effectiveness, the Firm uses statistical methods such as regression analysis, as

JPMorgan Chase & Co. / 2010 Annual Report	191

Notes to consolidated financial statements

well as nonstatistical methods including dollar-value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value or cash flows of the hedged item must be assessed and documented at least quarterly. Any hedge ineffectiveness (i.e., the amount by which the gain or loss on the designated derivative instrument does not exactly offset the change in the hedged item attributable to the hedged risk) must be reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.
There are three types of hedge accounting designations: fair value hedges, cash flow hedges and net investment hedges. JPMorgan Chase uses fair value hedges primarily to hedge fixed-rate long-term debt, AFS securities and gold and base metal inventory. For qualifying fair value hedges, the changes in the fair value of the derivative, and in the value of the hedged item, for the risk being hedged, are recognized in earnings. If the hedge relationship is terminated, then the fair value adjustment to the hedged item continues to be reported as part of the basis of the hedged item and for interest-bearing instruments is amortized to earnings as a yield adjustment. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item – primarily net interest income and principal transactions revenue.
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
JPMorgan Chase uses foreign currency hedges to protect the value of the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. For foreign currency qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the translation adjustments account within AOCI.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of December 31, 2010 and 2009.

	Notional amounts(b)
December 31, (in billions)	2010	2009

Interest rate contracts
Swaps	$46,299	$47,663
Futures and forwards	9,298	6,986
Written options	4,075	4,553
Purchased options	3,968	4,584

Total interest rate contracts	63,640	63,786

Credit derivatives(a)	5,472	5,994

Foreign exchange contracts
Cross-currency swaps	2,568	2,217
Spot, futures and forwards	3,893	3,578
Written options	674	685
Purchased options	649	699

Total foreign exchange contracts	7,784	7,179

Equity contracts
Swaps	116	81
Futures and forwards	49	45
Written options	430	502
Purchased options	377	449

Total equity contracts	972	1,077

Commodity contracts
Swaps	349	178
Spot, futures and forwards	170	113
Written options	264	201
Purchased options	254	205

Total commodity contracts	1,037	697

Total derivative notional amounts	$78,905	$78,733

(a)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 197–199 of this Note.
(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivative activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount does not change hands; it is used simply as a reference to calculate payments.
Impact of derivatives on the Consolidated Balance Sheets
The following tables summarize derivative fair values as of December 31, 2010 and 2009, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.

192	JPMorgan Chase & Co. / 2010 Annual Report

Free-standing derivatives(a)

	Derivative receivables			Derivative payables
				Not
December 31, 2010	Not designated	Designated	Total derivative	designated	Designated		Total derivative
(in millions)	as hedges	as hedges	receivables	as hedges	as hedges		payables

Trading assets and liabilities
Interest rate	$1,121,703	$6,279	$1,127,982	$1,089,604	$840		$1,090,444
Credit	129,729	—	129,729	125,061	—		125,061
Foreign exchange(b)	165,240	3,231	168,471	163,671	1,059		164,730
Equity	43,633	—	43,633	46,399	—		46,399
Commodity	59,573	24	59,597	56,397	2,078	(d)	58,475

Gross fair value of trading assets and liabilities	$1,519,878	$9,534	$1,529,412	$1,481,132	$3,977		$1,485,109
Netting adjustment(c)			(1,448,931)				(1,415,890)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$80,481				$69,219

	Derivative receivables			Derivative payables
				Not
December 31, 2009	Not designated	Designated	Total derivative	designated	Designated		Total derivative
(in millions)	as hedges	as hedges	receivables	as hedges	as hedges		payables

Trading assets and liabilities
Interest rate	$1,148,901	$6,568	$1,155,469	$1,121,978	$427		$1,122,405
Credit	170,864	—	170,864	164,790	—		164,790
Foreign exchange(b)	141,790	2,497	144,287	137,865	353		138,218
Equity	57,871	—	57,871	58,494	—		58,494
Commodity	36,988	39	37,027	35,082	194	(d)	35,276

Gross fair value of trading assets and liabilities	$1,556,414	$9,104	$1,565,518	$1,518,209	$974		$1,519,183
Netting adjustment(c)			(1,485,308)				(1,459,058)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$80,210				$60,125

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 187—189 of this Annual Report for further information.

(b)	Excludes $21 million of foreign currency-denominated debt designated as a net investment hedge at December 31, 2010. The Firm did not use foreign currency-denominated debt as a hedging instrument in 2009, and therefore there was no impact as of December, 31, 2009.

(c)	U.S. GAAP permits the netting of derivative receivables and payables, and the related cash collateral received and paid when a legally enforceable master netting agreement exists between the Firm and a derivative counterparty.

(d)	Excludes $1.0 billion and $1.3 billion related to commodity derivatives that are embedded in a debt instrument and used as fair value hedging instruments that are recorded in the line item of the host contract (other borrowed funds) for December 31, 2010 and 2009, respectively.
Derivative receivables and payables mark-to-market
The following table summarizes the fair values of derivative receivables and payables, including those designated as hedges, by contract type after netting adjustments as of December 31, 2010 and 2009.

	Trading assets – Derivative receivables		Trading liabilities – Derivative payables
December 31, (in millions)	2010	2009	2010	2009

Contract type
Interest rate(a)	$32,555	$33,733	$20,387	$19,688
Credit(a)	7,725	11,859	5,138	6,036
Foreign exchange	25,858	21,984	25,015	19,818
Equity	4,204	6,635	10,450	11,554
Commodity	10,139	5,999	8,229	3,029

Total	$80,481	$80,210	$69,219	$60,125

(a)	In 2010, the reporting of cash collateral netting was enhanced to reflect a refined allocation by product. Prior periods have been revised to conform to the current presentation. The refinement resulted in an increase to interest rate derivative receivables, and an offsetting decrease to credit derivative receivables, of $7.0 billion, and an increase to interest rate derivative payables and a corresponding decrease to credit derivative payables of $4.5 billion as of December 31, 2009.

JPMorgan Chase & Co. / 2010 Annual Report	193

Notes to consolidated financial statements
The tables that follow reflect the derivative-related income statement impact by accounting designation for the years ended December 31, 2010 and 2009, respectively.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the years ended December 31, 2010 and 2009. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income				Income statement impact due to:
Year ended
December 31, 2010				Total income	Hedge	Excluded
(in millions)	Derivatives		Hedged items	statement impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$1,066		$(454)	$612	$172	$440
Foreign exchange(b)	1,357	(g)	(1,812)	(455)	—	(455)
Commodity(c)	(1,354)		1,882	528	—	528

Total	$1,069		$(384)	$685	$172	$513

	Gains/(losses) recorded in income				Income statement impact due to:
Year ended
December 31, 2009				Total income	Hedge	Excluded
(in millions)	Derivatives		Hedged items	statement impact(d)	ineffectiveness(e)	components(f)

Contract type
Interest rate(a)	$(3,830)		$4,638	$808	$(466)	$1,274
Foreign exchange(b)	(1,421	)(g)	1,445	24	—	24
Commodity(c)	(430)		399	(31)	—	(31)

Total	$(5,681)		$6,482	$801	$(466)	$1,267

(a)	Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate (“LIBOR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items, due to changes in spot foreign currency rates, were recorded in principal transactions revenue.

(c)	Consists of overall fair value hedges of gold and base metal inventory. Gains and losses were recorded in principal transactions revenue.

(d)	Total income statement impact for fair value hedges consists of hedge ineffectiveness and any components excluded from the assessment of hedge effectiveness. The related amount for the year ended December 31, 2008 was a net gain of $434 million.

(e)	Hedge ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

(f)	Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forward contract. Amounts related to excluded components are recorded in current-period income.

(g)	For the years ended December 31, 2010 and 2009, includes $278 million and $(1.6) billion of revenue related to certain foreign exchange trading derivatives designated as fair value hedging instruments, respectively.

194	JPMorgan Chase & Co. / 2010 Annual Report

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the years ended December 31, 2010 and 2009, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	Derivatives –		Hedge
	effective portion		ineffectiveness		Derivatives –	Total change
Year ended	reclassified from		recorded directly	Total income	effective portion	in OCI
December 31, 2010 (in millions)	AOCI to income		in income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$288	(c)	$20	$308	$388	$100
Foreign exchange(b)	(82)		(3)	(85)	(141)	(59)

Total	$206		$17	$223	$247	$41

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	Derivatives –		Hedge
	effective portion		ineffectiveness		Derivatives –	Total change
Year ended	reclassified from		recorded directly	Total income	effective portion	in OCI
December 31, 2009 (in millions)	AOCI to income		in income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$(158	)(c)	$(62)	$(220)	$61	$219
Foreign exchange(b)	282		—	282	706	424

Total	$124		$(62)	$62	$767	$643

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of non–U.S. dollar–denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily net interest income, compensation expense and other expense.

(c)	In 2010, the Firm reclassified a $25 million loss from accumulated other comprehensive income (“AOCI”) to earnings because the Firm determined that it is probable that forecasted interest payment cash flows related to certain wholesale deposits will not occur. The Firm did not experience forecasted transactions that failed to occur for the year ended December 31, 2009.

(d)	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk. Hedge ineffectiveness recorded directly in income for cash flow hedges was a net gain of $18 million for the year ended December 31, 2008.
Over the next 12 months, the Firm expects that $282 million (after-tax) of net losses recorded in AOCI at December 31, 2010, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the years ended December 31, 2010 and 2009.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	Hedging instruments – excluded components		Hedging instruments – effective portion
Year ended	recorded directly in income(a)		recorded in OCI
December 31, (in millions)	2010	2009	2010	2009

Contract type
Foreign exchange derivatives	$(139)	$(112)	$(30)	$(259)
Foreign currency denominated debt	—	NA	41	NA

Total	$(139)	$(112)	$11	$(259)

(a)	Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forward contract. Amounts related to excluded components are recorded in current-period income. There was no ineffectiveness for net investment hedge accounting relationships during 2010 and 2009.

JPMorgan Chase & Co. / 2010 Annual Report	195

Notes to consolidated financial statements

Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives for the years ended December 31, 2010 and 2009. These derivatives are risk management instruments used to mitigate or transform market risk exposures arising from banking activities other than trading activities, which are discussed separately below.

	Derivatives gains/(losses)
Year ended December 31,	recorded in income
(in millions)	2010	2009

Contract type
Interest rate(a)	$4,997	$(3,113)
Credit(b)	(237)	(3,222)
Foreign exchange(c)	(85)	(197)
Equity(b)	—	(8)
Commodity(b)	(24)	(50)

Total	$4,651	$(6,590)

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.
Trading derivative gains and losses
The Firm has elected to present derivative gains and losses related to its trading activities together with the cash instruments with which they are risk managed. All amounts are recorded in principal transactions revenue in the Consolidated Statements of Income for the years ended December 31, 2010 and 2009. The amounts below do not represent a comprehensive view of the Firm’s trading activities because they do not include certain revenue associated with those activities, including net interest income earned on cash instruments used in trading activities and gains and losses on cash instruments that are risk managed without derivative instruments.

	Gains/(losses) recorded in principal
Year ended December 31,	transactions revenue
(in millions)	2010	2009

Type of instrument
Interest rate	$(683)	$4,375
Credit	4,636	5,022
Foreign exchange(a)	1,854	2,583
Equity	1,827	1,475
Commodity	256	1,329

Total	$7,890	$14,784

(a)	In 2010, the reporting of trading gains and losses was enhanced to include trading gains and losses related to certain trading derivatives designated as fair value hedging instruments. Prior period amounts have been revised to conform to the current presentation.
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
While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the mark-to-market (“MTM”) of the contracts moves in the counterparties’ favor, or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. The aggregate fair value of net derivative payables that contain contingent collateral or termination features triggered upon a downgrade was $19.8 billion and $22.6 billion at December 31, 2010 and 2009, respectively, for which the Firm has posted collateral of $14.6 billion and $22.3 billion, respectively, in the normal course of business. At December 31, 2010 and 2009, the impact of a single-notch and two-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), would have required $1.9 billion and $3.5 billion, respectively, and $1.2 billion and $2.2 billion, respectively, of additional collateral to be posted by the Firm. In addition, at December 31, 2010 and 2009, the impact of single-notch and two-notch ratings downgrades to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., related to contracts with termination triggers would have required the Firm to settle trades with a fair value of $430 million and $1.0 billion, respectively, and $260 million and $270 million, respectively.

196	JPMorgan Chase & Co. / 2010 Annual Report

The following table shows the current credit risk of derivative receivables after netting adjustments, and the current liquidity risk of derivative payables after netting adjustments, as of December 31, 2010 and 2009.

	Derivative receivables		Derivative payables
December 31, (in millions)	2010	2009	2010	2009

Gross derivative fair value	$1,529,412	$1,565,518	$1,485,109	$1,519,183
Netting adjustment – offsetting receivables/payables	(1,376,969)	(1,419,840)	(1,376,969)	(1,419,840)
Netting adjustment – cash collateral received/paid	(71,962)	(65,468)	(38,921)	(39,218)

Carrying value on Consolidated Balance Sheets	$80,481	$80,210	$69,219	$60,125

In addition to the collateral amounts reflected in the table above, at December 31, 2010 and 2009, the Firm had received liquid securities and other cash collateral in the amount of $16.5 billion and $15.5 billion, respectively, and had posted $10.9 billion and $11.7 billion, respectively. The Firm also receives and delivers collateral at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move in the Firm’s or client’s favor, respectively. Furthermore, the Firm and its counterparties hold collateral related to contracts that have a non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. At December 31, 2010 and 2009, the Firm had received $18.0 billion and $16.9 billion, respectively, and delivered $8.4 billion and $5.8 billion, respectively, of such additional collateral. These amounts were not netted against the derivative receivables and payables in the table above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at December 31, 2010 and 2009.
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
The Firm is both a purchaser and seller of protection in the credit derivatives market and uses these derivatives for two primary purposes. First, in its capacity as a market-maker in the dealer/client business, the Firm actively risk manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of customers. As a seller of protection, the Firm’s exposure to a given reference entity may be offset partially, or entirely, with a contract to purchase protection from another counterparty on the same or similar reference entity. Second, the Firm uses credit derivatives to mitigate credit risk associated with its overall derivative receivables and traditional commercial credit lending exposures (loans and unfunded commitments) as well as to manage its exposure to residential and commercial mortgages. See Note 3 on pages 170–187 of this Annual Report for further information on the Firm’s mortgage-related exposures. In accomplishing the above, the Firm uses different types of credit derivatives. Following is a summary of various types of credit derivatives.
Credit default swaps
Credit derivatives may reference the credit of either a single reference entity (“single-name”) or a broad-based index. The Firm purchases and sells protection on both single- name and index-reference obligations. Single-name CDS and index CDS contracts are OTC derivative contracts. Single-name CDS are used to manage the default risk of a single reference entity, while index CDS contracts are used to manage the credit risk associated with the broader credit markets or credit market segments. Like the S&P 500 and other market indices, a CDS index comprises a portfolio of CDS across many reference entities. New series of CDS indices are periodically established with a new underlying portfolio of reference entities to reflect changes in the credit markets. If one of the reference entities in the index experiences a credit event, then the reference entity that defaulted is removed from the index. CDS can also be referenced against specific portfolios of reference names or against customized exposure levels based on specific client demands: for example, to provide protection against the first $1 million of realized credit losses in a $10 million portfolio of exposure. Such structures are commonly known as tranche CDS.
For both single-name CDS contracts and index CDS contracts, upon the occurrence of a credit event, under the terms of a CDS contract neither party to the CDS contract has recourse to the reference entity. The protection purchaser has recourse to the protection seller for the difference between the face value of the CDS contract and the fair value of the reference obligation at the time of settling the credit derivative contract, also known as the recovery value. The protection purchaser does not need to hold the debt instrument of the underlying reference entity in order to receive amounts due under the CDS contract when a credit event occurs.
Credit-related notes
A credit-related note is a funded credit derivative where the issuer of the credit-related note purchases from the note investor credit protection on a referenced entity. Under the contract, the investor pays the issuer the par value of the note at the inception of the transaction, and in return, the issuer pays periodic payments to the investor, based on the credit risk of the referenced entity. The issuer also repays the investor the par value of the note at maturity unless the reference entity experiences a specified credit event. If a credit event

JPMorgan Chase & Co. / 2010 Annual Report	197

Notes to consolidated financial statements

occurs, the issuer is not obligated to repay the par value of the note, but rather, the issuer pays the investor the difference between the par value of the note and the fair value of the defaulted reference obligation at the time of settlement. Neither party to the credit-related note has recourse to the defaulting reference entity. For a further discussion of credit-related notes, see Note 16 on pages 244–259 of this Annual Report.
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
The following table presents a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of December 31, 2010 and 2009. Upon a credit event, the Firm as seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following table includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.
The Firm does not use notional amounts as the primary measure of risk management for credit derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges.

Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
December 31, 2010		Protection purchased with		Other protection
(in millions)	Protection sold	identical underlyings(c)	Net protection (sold)/purchased(d)	purchased(e)

Credit derivatives
Credit default swaps	$(2,659,240)	$2,652,313	$(6,927)	$32,867
Other credit derivatives(a)	(93,776)	10,016	(83,760)	24,234

Total credit derivatives	(2,753,016)	2,662,329	(90,687)	57,101
Credit-related notes(b)	(2,008)	—	(2,008)	3,327

Total	$(2,755,024)	$2,662,329	$(92,695)	$60,428

	Maximum payout/Notional amount
December 31, 2009		Protection purchased with		Other protection
(in millions)	Protection sold	identical underlyings(c)	Net protection (sold)/purchased(d)	purchased(e)

Credit derivatives
Credit default swaps	$(2,937,442)	$2,978,044	$40,602	$28,064
Other credit derivatives(a)	(10,575)	9,290	(1,285)	30,473

Total credit derivatives	(2,948,017)	2,987,334	39,317	58,537
Credit-related notes	(4,031)	—	(4,031)	1,728

Total	$(2,952,048)	$2,987,334	$35,286	$60,265

(a)	Primarily consists of total return swaps and credit default swap options.

(b)	As a result of the adoption of new accounting guidance, effective July 1, 2010, includes beneficial interests in securitized financial assets that contain embedded credit derivatives.

(c)	Represents the total notional amount of protection purchased where the underlying reference instrument is identical to the reference instrument on protection sold; the notional amount of protection purchased for each individual identical underlying reference instrument may be greater or lower than the notional amount of protection sold.

(d)	Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.

(e)	Represents protection purchased by the Firm through single-name and index credit default swap or credit-related notes.

198	JPMorgan Chase & Co. / 2010 Annual Report

The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of December 31, 2010 and 2009, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of protection purchased are comparable to the profile reflected below.
Protection sold – credit derivatives and credit-related notes ratings(a) /maturity profile

				Total
December 31, 2010 (in millions)	<1 year	1 – 5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade	$(175,618)	$(1,194,695)	$(336,309)	$(1,706,622)	$(17,261)
Noninvestment-grade	(148,434)	(702,638)	(197,330)	(1,048,402)	(59,939)

Total	$(324,052)	$(1,897,333)	$(533,639)	$(2,755,024)	$(77,200)

				Total
December 31, 2009 (in millions)	<1 year	1 – 5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade	$(215,580)	$(1,140,133)	$(367,015)	$(1,722,728)	$(16,607)
Noninvestment-grade	(150,122)	(806,139)	(273,059)	(1,229,320)	(90,410)

Total	$(365,702)	$(1,946,272)	$(640,074)	$(2,952,048)	$(107,017)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral held by the Firm.

Note 7 – Noninterest revenue
Investment banking fees
This revenue category includes advisory and equity and debt underwriting fees. Advisory fees are recognized as revenue when the related services have been performed and the fee has been earned. Underwriting fees are recognized as revenue when the Firm has rendered all services to the issuer and is entitled to collect the fee from the issuer, as long as there are no other contingencies associated with the fee (e.g., the fee is not contingent upon the customer obtaining financing). Underwriting fees are net of syndicate expense; the Firm recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria.
The following table presents the components of investment banking fees.

Year ended December 31,
(in millions)	2010	2009	2008

Underwriting:
Equity	$1,589	$2,487	$1,477
Debt	3,172	2,739	2,094

Total underwriting	4,761	5,226	3,571
Advisory(a)	1,429	1,861	1,955

Total investment banking fees	$6,190	$7,087	$5,526

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its Firm-administered multi-seller conduits. The consolidation of the conduits did not significantly change the Firm’s net income as a whole; however, it did affect the classification of items on the Firm’s Consolidated Statements of Income. As a result, certain advisory fees were considered inter-company and eliminated, and the fees charged by the consolidated multi-seller conduits to its customers were classified as lending-and-deposit-related fees.
Principal transactions
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities (including physical commodities inventories that are generally accounted for at the lower of cost or fair value), changes in fair value associated with financial instruments held by IB for which the fair value option was elected, and loans held-for-sale within the wholesale lines of business. Principal transactions revenue also includes private equity gains and losses.
The following table presents principal transactions revenue.

Year ended December 31,
(in millions)	2010	2009	2008

Trading revenue	$9,404	$9,870	$(9,791)
Private equity gains/(losses)(a)	1,490	(74)	(908)

Principal transactions	$10,894	$9,796	$(10,699)

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.
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
The following table presents the components of asset management, administration and commissions.

Year ended December 31,
(in millions)	2010	2009	2008

Asset management:
Investment management fees	$5,632	$4,997	$5,562
All other asset management fees	496	356	432

Total asset management fees	6,128	5,353	5,994
Total administration fees(a)	2,023	1,927	2,452
Commission and other fees:
Brokerage commissions	2,804	2,904	3,141
All other commissions and fees	2,544	2,356	2,356

Total commissions and fees	5,348	5,260	5,497

Total asset management, administration and commissions	$13,499	$12,540	$13,943

(a)	Includes fees for custody, securities lending, funds services and securities clearance.

JPMorgan Chase & Co. / 2010 Annual Report	199

Notes to consolidated financial statements

Mortgage fees and related income
This revenue category primarily reflects Retail Financial Services’s (“RFS”) mortgage banking revenue, including: fees and income derived from mortgages originated with the intent to sell; mortgage sales and servicing including losses related to the repurchase of previously-sold loans; the impact of risk management activities associated with the mortgage pipeline, warehouse loans and MSRs; and revenue related to any residual interests held from mortgage securitizations. This revenue category also includes gains and losses on sales and lower of cost or fair value adjustments for mortgage loans held-for-sale, as well as changes in fair value for mortgage loans originated with the intent to sell and measured at fair value under the fair value option. Changes in the fair value of RFS mortgage servicing rights are reported in mortgage fees and related income. Net interest income from mortgage loans, and securities gains and losses on AFS securities used in mortgage-related risk management activities, are recorded in interest income and securities gains/(losses), respectively. For a further discussion of MSRs, see Note 17 on pages 260–263 of this Annual Report.
Credit card income
This revenue category includes interchange income from credit and debit cards. Prior to 2010, this revenue category included servicing fees earned in connection with securitization activities. Effective January 1, 2010, the Firm consolidated its Firm-sponsored credit card securitization trusts (see Note 16 on pages 244–259 of this Annual Report) and, as a result, the servicing fees were eliminated in consolidation. Volume-related payments to partners and expense for rewards programs are netted against interchange income; expense related to rewards programs are recorded when the rewards are earned by the customer. Other fee revenue is recognized as earned, except for annual fees, which are deferred and recognized on a straight-line basis over the 12-month period to which they pertain. Direct loan origination costs are also deferred and recognized over a 12-month period. In addition, due to the consolidation of Chase Paymentech Solutions in the fourth quarter of 2008, this category now includes net fees earned for processing card transactions for merchants.
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
Note 8 – Interest income and Interest expense
Interest income and interest expense is recorded in the Consolidated Statements of Income and classified based on the nature of the underlying asset or liability. Interest income and interest expense includes the current-period interest accruals for financial instruments measured at fair value, except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with U.S. GAAP absent the fair value option election; for those instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue. For financial instruments that are not measured at fair value, the related interest is included within interest income or interest expense, as applicable.
Details of interest income and interest expense were as follows.

Year ended December 31, (in millions)	2010	2009	2008

Interest income
Loans	$40,388	$38,704	$38,347
Securities	9,540	12,377	6,344
Trading assets	11,007	12,098	17,236
Federal funds sold and securities purchased under resale agreements	1,786	1,750	5,983
Securities borrowed	175	4	2,297
Deposits with banks	345	938	1,916
Other assets(a)	541	479	895

Total interest income(b)	63,782	66,350	73,018

Interest expense
Interest-bearing deposits	3,424	4,826	14,546
Short-term and other liabilities(c)	2,708	3,845	10,933
Long-term debt	5,504	6,309	8,355
Beneficial interests issued by consolidated VIEs	1,145	218	405

Total interest expense(b)	12,781	15,198	34,239

Net interest income	$51,001	$51,152	$38,779

Provision for credit losses	16,639	32,015	19,445
Provision for credit losses – accounting conformity(d)	—	—	1,534

Total provision for credit losses	$16,639	$32,015	$20,979

Net interest income after provision for credit losses	$34,362	$19,137	$17,800

(a)	Predominantly margin loans.

(b)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon the adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. The consolidation of these VIEs did not significantly change the Firm’s total net income. However, it did affect the classification of items on the Firm’s Consolidated Statements of Income; as a result of the adoption of the guidance, certain noninterest revenue was eliminated in consolidation, offset by the recognition of interest income, interest expense, and provision for credit losses.

(c)	Includes brokerage customer payables.

(d)	2008 includes an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual’s banking operations.

200	JPMorgan Chase & Co. / 2010 Annual Report

Note 9 – Pension and other postretirement employee benefit plans
The Firm’s defined benefit pension plans and its other postretirement employee benefit (“OPEB”) plans (collectively the “Plans”) are accounted for in accordance with U.S. GAAP for retirement benefits.
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
It is the Firm’s policy to fund the pension plans in amounts sufficient to meet the requirements under applicable laws. On January 15, 2009, and August 28, 2009, the Firm made discretionary cash contributions to its U.S. defined benefit pension plan of $1.3 billion and $1.5 billion, respectively. The amount of potential 2011 contributions to the U.S. defined benefit pension plans, if any, is not determinable at this time. The expected amount of 2011 contributions to the non-U.S. defined benefit pension plans is $166 million of which $154 million is contractually required.
JPMorgan Chase also has a number of defined benefit pension plans not subject to Title IV of the Employee Retirement Income Security Act. The most significant of these plans is the Excess Retirement Plan, pursuant to which certain employees earn pay and interest credits on compensation amounts above the maximum stipulated by law under a qualified plan. The Firm announced that, effective May 1, 2009, pay credits would no longer be provided on compensation amounts above the maximum stipulated by law. The Excess Retirement Plan had an unfunded projected benefit obligation in the amount of $266 million and $267 million, at December 31, 2010 and 2009, respectively.
Defined contribution plans
JPMorgan Chase currently provides two qualified defined contribution plans in the U.S. and other similar arrangements in certain non-U.S. locations, all of which are administered in accordance with applicable local laws and regulations. The most significant of these plans is The JPMorgan Chase 401(k) Savings Plan (the “401(k) Savings Plan”), which covers substantially all U.S. employees. The 401(k) Savings Plan allows employees to make pretax and Roth 401(k) contributions to tax-deferred investment portfolios. The JPMorgan Chase Common Stock Fund, which is an investment option under the 401(k) Savings Plan, is a nonleveraged employee stock ownership plan.
The Firm matched eligible employee contributions up to 5% of benefits-eligible compensation (e.g., base pay) on a per pay period basis through April 30, 2009, and then amended the plan to provide that thereafter matching contributions would be made annually. Employees begin to receive matching contributions after completing a one-year-of-service requirement. Employees with total annual cash compensation of $250,000 or more are not eligible for matching contributions. Matching contributions are immediately vested for employees hired before May 1, 2009, and will vest after three years of service for employees hired on or after May 1, 2009. The 401(k) Savings Plan also permits discretionary profit-sharing contributions by participating companies for certain employees, subject to a specified vesting schedule.
Effective August 10, 2009, JPMorgan Chase Bank, N.A. became the sponsor of the WaMu Savings Plan and that plan's assets were merged into the 401(k) Savings Plan effective March 31, 2010.
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

JPMorgan Chase & Co. / 2010 Annual Report	201

Notes to consolidated financial statements
The following table presents the changes in benefit obligations and plan assets and funded status amounts reported on the Consolidated Balance Sheets for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
As of or for the year ended December 31,	U.S.				Non-U.S.			OPEB plans(f)
(in millions)	2010		2009		2010		2009	2010	2009

Change in benefit obligation
Benefit obligation, beginning of year	$(7,977)		$(7,796)		$(2,536)		$(2,007)	$(1,025)	$(1,095)
Benefits earned during the year	(230)		(313)		(30)		(30)	(2)	(3)
Interest cost on benefit obligations	(468)		(514)		(128)		(122)	(55)	(64)
Plan amendments	—		384		10		1	—	—
Business combinations	—		(4	)(b)	(12	)(b)	—	—	(40	)(b)
Employee contributions	NA		NA		(4)		(3)	(70)	(64)
Net gain/(loss)	(249)		(408)		(71)		(287)	13	101
Benefits paid	604		674		96		95	168	160
Expected Medicare Part D subsidy receipts	NA		NA		NA		NA	(10)	(9)
Curtailments	—		—		—		1	—	(7)
Settlements	—		—		5		4	—	—
Special termination benefits	—		—		(1)		(1)	—	—
Foreign exchange impact and other	—		—		71		(187)	1	(4)

Benefit obligation, end of year	$(8,320)		$(7,977)		$(2,600)		$(2,536)	$(980)	$(1,025)

Change in plan assets
Fair value of plan assets, beginning of year	$10,218		$6,948		$2,432		$2,008	$1,269	$1,126
Actual return on plan assets	1,179		1,145		228		218	137	172
Firm contributions	35		2,799		157		115	3	2
Employee contributions	—		—		4		3	—	—
Benefits paid	(604)		(674)		(96)		(95)	(28)	(31)
Settlements	—		—		(5)		(4)	—	—
Foreign exchange impact and other	—		—		(73)		187	—	—

Fair value of plan assets, end of year	$10,828	(c)(d)	$10,218	(c)(d)	$2,647	(d)	$2,432 (d)	$1,381	$1,269

Funded/(unfunded) status(a)	$2,508	(e)	$2,241	(e)	$47		$(104)	$401	$244

Accumulated benefit obligation, end of year	$(8,271)		$(7,964)		$(2,576)		$(2,510)	NA	NA

(a)	Represents overfunded plans with an aggregate balance of $3.5 billion and $3.0 billion at December 31, 2010 and 2009, respectively, and underfunded plans with an aggregate balance of $561 million and $623 million at December 31, 2010 and 2009, respectively.

(b)	Represents change resulting from RBS Sempra Commodities business in 2010 and from the Washington Mutual plan in 2009.

(c)	At December 31, 2010 and 2009, approximately $385 million and $332 million, respectively, of U.S. plan assets included participation rights under participating annuity contracts.

(d)	At December 31, 2010 and 2009, defined benefit pension plan amounts not measured at fair value include $52 million and $82 million, respectively, of accrued receivables, and $187 million and $189 million, respectively, of accrued liabilities, for U.S. plans; and $9 million and $8 million, respectively, of accrued receivables for non-U.S. plans.

(e)	Does not include any amounts attributable to the Washington Mutual Qualified Pension plan. The disposition of this plan remained subject to litigation and was not determinable.

(f)	Includes an unfunded accumulated postretirement benefit obligation of $36 million and $29 million at December 31, 2010 and 2009, respectively, for the U.K. plan.

Gains and losses
For the Firm’s defined benefit pension plans, fair value is used to determine the expected return on plan assets. For the Firm’s OPEB plans, a calculated value that recognizes changes in fair value over a five-year period is used to determine the expected return on plan assets. Amortization of net gains and losses is included in annual net periodic benefit cost if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the projected benefit obligation or the fair value of the plan assets. Any excess, as well as prior service costs, are amortized over the average future service period of defined benefit pension plan participants, which for the U.S. defined benefit pension plan is currently nine years. For OPEB plans, any excess net gains and losses also are amortized over the average future service period, which is currently five years; however, prior service costs are amortized over the average years of service remaining to full eligibility age, which is currently three years.

202	JPMorgan Chase & Co. / 2010 Annual Report

The following table presents pretax pension and OPEB amounts recorded in AOCI.

	Defined benefit pension plans
December 31,	U.S.		Non-U.S.		OPEB plans
(in millions)	2010	2009	2010	2009	2010	2009

Net gain/(loss)	$(2,627)	$(3,039)	$(566)	$(666)	$(119)	$(171)
Prior service credit/(cost)	321	364	13	3	9	22

Accumulated other comprehensive income/ (loss), pretax, end of year	$(2,306)	$(2,675)	$(553)	$(663)	$(110)	$(149)

The following table presents the components of net periodic benefit costs reported in the Consolidated Statements of Income and other comprehensive income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Pension plans
	U.S.			Non-U.S.			OPEB plans
Year ended December 31, (in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost
Benefits earned during the year	$230	$313	$278	$31	$28	$29	$2	$3	$5
Interest cost on benefit obligations	468	514	488	128	122	142	55	65	74
Expected return on plan assets	(742)	(585)	(719)	(126)	(115)	(152)	(96)	(97)	(98)
Amortization:
Net loss	225	304	—	56	44	25	(1)	—	—
Prior service cost/(credit)	(43)	4	4	(1)	—	—	(13)	(14)	(16)
Curtailment (gain)/loss	—	1	1	—	—	—	—	5	4
Settlement (gain)/loss	—	—	—	1	1	—	—	—	—
Special termination benefits	—	—	—	1	1	3	—	—	—

Net periodic benefit cost	138	551	52	90	81	47	(53)	(38)	(31)
Other defined benefit pension plans(a)	14	15	11	11	12	14	NA	NA	NA

Total defined benefit plans	152	566	63	101	93	61	(53)	(38)	(31)
Total defined contribution plans	332	359	263	251	226	286	NA	NA	NA

Total pension and OPEB cost included in compensation expense	$484	$925	$326	$352	$319	$347	$(53)	$(38)	$(31)

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain)/loss arising during the year	$(187)	$(168)	$3,243	$(21)	$183	$235	$(54)	$(176)	$248
Prior service credit arising during the year	—	(384)	—	(10)	(1)	—	—	—	—
Amortization of net loss	(225)	(304)	—	(56)	(44)	(27)	1	—	—
Amortization of prior service (cost)/credit	43	(6)	(5)	1	—	—	13	15	15
Curtailment (gain)/loss	—	—	—	—	—	—	—	2	3
Settlement loss/(gain)	—	—	—	(1)	(1)	—	—	—	—
Foreign exchange impact and other	—	18	—	(23)	36	(150)	1	(1)	3

Total recognized in other comprehensive income	(369)	(844)	3,238	(110)	173	58	(39)	(160)	269

Total recognized in net periodic benefit cost and other comprehensive income	$(231)	$(293)	$3,290	$(20)	$254	$105	$(92)	$(198)	$238

(a)	Includes various defined benefit pension plans, which are individually immaterial.
The estimated pretax amounts that will be amortized from AOCI into net periodic benefit cost in 2011 are as follows.

	Defined benefit pension plans		OPEB plans
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Net loss	$168	$44	$—	$—
Prior service cost/(credit)	(43)	(1)	(8)	—

Total	$125	$43	$(8)	$—

The following table presents the actual rate of return on plan assets for the U.S. and non-U.S. defined benefit pension and OPEB plans.

	U.S.			Non-U.S.
December 31,	2010	2009	2008	2010	2009	2008

Actual rate of return:
Defined benefit pension plans	12.23%	13.78%	(25.17)%	0.77-10.65%	3.17-22.43%	(21.58)-5.06%
OPEB plans	11.23	15.93	(17.89)	NA	NA	NA

JPMorgan Chase & Co. / 2010 Annual Report	203

Notes to consolidated financial statements

Plan assumptions
JPMorgan Chase’s expected long-term rate of return for U.S. defined benefit pension and OPEB plan assets is a blended average of the investment advisor’s projected long-term (10 years or more) returns for the various asset classes, weighted by the asset allocation. Returns on asset classes are developed using a forward-looking building-block approach and are not strictly based on historical returns. Equity returns are generally developed as the sum of inflation, expected real earnings growth and expected long-term dividend yield. Bond returns are generally developed as the sum of inflation, real bond yield and risk spread (as appropriate), adjusted for the expected effect on returns from changing yields. Other asset-class returns are derived from their relationship to the equity and bond markets. Consideration is also given to current market conditions and the short-term portfolio mix of each plan; as a result, in 2010 the Firm generally maintained the same expected return on assets as in the prior year.
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
Weighted-average assumptions used to determine benefit obligations

	U.S.		Non-U.S.
December 31,	2010	2009	2010	2009

Discount rate:
Defined benefit pension plans	5.50%	6.00%	1.60-5.50%	2.00-5.70%
OPEB plans	5.50	6.00	5.50	5.70
Rate of compensation increase	4.00	4.00	3.00-4.50	3.00-4.50
Health care cost trend rate:
Assumed for next year	7.00	7.75	6.50	5.40
Ultimate	5.00	5.00	6.00	4.50
Year when rate will reach ultimate	2017	2014	2015	2014

Weighted-average assumptions used to determine net periodic benefit costs

	U.S.			Non-U.S.
Year ended December 31,	2010	2009	2008	2010	2009	2008

Discount rate:
Defined benefit pension plans	6.00%	6.65%	6.60%	2.00-5.70%	2.00-6.20%	2.25-5.80%
OPEB plans	6.00	6.70	6.60	5.70	6.20	5.80
Expected long-term rate of return on plan assets:
Defined benefit pension plans	7.50	7.50	7.50	2.40-6.20	2.50-6.90	3.25-5.75
OPEB plans	7.00	7.00	7.00	NA	NA	NA
Rate of compensation increase	4.00	4.00	4.00	3.00-4.50	3.00-4.00	3.00-4.25
Health care cost trend rate:
Assumed for next year	7.75	8.50	9.25	5.40	7.00	5.75
Ultimate	5.00	5.00	5.00	4.50	5.50	4.00
Year when rate will reach ultimate	2014	2014	2014	2014	2012	2010

204	JPMorgan Chase & Co. / 2010 Annual Report

The following table presents the effect of a one-percentage-point change in the assumed health care cost trend rate on JPMorgan Chase’s total service and interest cost and accumulated postretirement benefit obligation.

	1-Percentage-	1-Percentage-
Year ended December 31, 2010	point	point
(in millions)	increase	decrease

Effect on total service and interest cost	$2	$(2)
Effect on accumulated postretirement benefit obligation	36	(31)

At December 31, 2010, the Firm decreased the discount rates used to determine its benefit obligations for the U.S. defined benefit pension and OPEB plans in light of current market interest rates, which will result in an increase in expense of approximately $21 million for 2011. The 2011 expected long-term rate of return on U.S. defined benefit pension plan assets and U.S. OPEB plan assets are 7.50% and 6.25%, respectively, as compared to 7.50% and 7.00% in 2010. The initial health care benefit obligation trend assumption declined from 7.75% in 2010 to 7.00% in 2011. The ultimate health care trend assumption will remain at 5.00% in 2011, but the year to ultimate was adjusted from 2014 to 2017. As of December 31, 2010, the interest crediting rate assumption and the assumed rate of compensation increase remained at 5.25% and 4.00%, respectively.
JPMorgan Chase’s U.S. defined benefit pension and OPEB plan expense is sensitive to the expected long-term rate of return on plan assets and the discount rate. With all other assumptions held constant, a 25-basis point decline in the expected long-term rate of return on U.S. plan assets would result in an increase of approximately an aggregate $30 million in 2011 U.S. defined benefit pension and OPEB plan expense. A 25-basis point decline in the discount rate for the U.S. plans would result in an increase in 2011 U.S. defined benefit pension and OPEB plan expense of approximately an aggregate $11 million and an increase in the related benefit obligations of approximately an aggregate $169 million. A 25-basis point increase in the interest crediting rate for the U.S. defined benefit pension plan would result in an increase in 2011 U.S. defined benefit pension expense of approximately $19 million and an increase in the related projected benefit obligations of approximately $76 million. A 25-basis point decline in the discount rates for the non-U.S. plans would result in an increase in the 2011 non-U.S. defined benefit pension plan expense of approximately $11 million.
Investment strategy and asset allocation
The Firm’s U.S. defined benefit pension plan assets are held in trust and are invested in a well-diversified portfolio of equity and fixed income securities, real estate, cash and cash equivalents, and alternative investments (e.g., hedge funds, private equity funds, and real estate funds). Non-U.S. defined benefit pension plan assets are held in various trusts and are also invested in well-diversified portfolios of equity, fixed income and other securities. Assets of the Firm’s COLI policies, which are used to partially fund the U.S. OPEB plan, are held in separate accounts with an insurance company and are invested in equity and fixed income index funds.
The investment policy for the Firm’s U.S. defined benefit pension plan assets is to optimize the risk-return relationship as appropriate to the needs and goals using a global portfolio of various asset classes diversified by market segment, economic sector, and issuer. Periodically the Firm performs a comprehensive analysis on the U.S. defined benefit pension plan asset allocations, incorporating projected asset and liability data, which focuses on the short-and long-term impact of the asset allocation on cumulative pension expense, economic cost, present value of contributions and funded status. Currently, approved asset allocation ranges are: U.S. equity 15–35%, international equity 15–25%, debt securities 10–30%, hedge funds 10–30%, real estate 5–20%, and private equity 5–20%. Asset allocations are not managed to a specific target but seek to shift asset class allocations within these stated ranges. Assets are managed by a combination of internal and external investment managers. Asset allocation decisions also incorporate the economic outlook and anticipated implications of the macroeconomic environment on the various asset classes and managers. Maintaining an appropriate level of liquidity, which takes into consideration forecasted requirements for cash is a major consideration in the asset allocation process. The Firm regularly reviews the asset allocations and all factors that continuously impact the portfolio, which is rebalanced when deemed necessary.
For the U.K. defined benefit pension plans, which represent the most significant of the non-U.S. defined benefit pension plans, the assets are invested to maximize returns subject to an appropriate level of risk relative to the plans’ liabilities. In order to reduce the volatility in returns relative to the plan’s liability profiles, the U.K. defined benefit pension plans’ largest asset allocations are to debt securities of appropriate durations. Other assets, mainly equity securities, are then invested for capital appreciation, to provide long-term investment growth. Similar to the U.S. defined benefit pension plan, asset allocations for the U.K. plans are reviewed and rebalanced on a regular basis.
Investments held by the Plans include financial instruments which are exposed to various risks such as interest rate, market and credit risks. Exposure to a concentration of credit risk is mitigated by the broad diversification of both U.S. and non-U.S. investment instruments. Additionally, the investments in each of the common/ collective trust funds and registered investment companies are further diversified into various financial instruments. As of December 31, 2010, assets held by the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans do not include JPMorgan Chase common stock, except in connection with investments in third-party stock-index funds. The plans hold investments in funds that are sponsored or managed by affiliates of JPMorgan Chase in the amount of $1.7 billion and $1.6 billion for U.S. plans and $155 million and $474 million for non-U.S. plans, as of December 31, 2010 and 2009, respectively.

JPMorgan Chase & Co. / 2010 Annual Report	205

Notes to consolidated financial statements
The following table presents the weighted-average asset allocation of the fair values of total plan assets at December 31 for the years indicated, as well as the respective approved range/target allocation by asset category, for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.			Non-U.S.			OPEB plans(c)
	Target	% of plan assets		Target	% of plan assets		Target	% of plan assets
December 31,	Allocation	2010	2009	Allocation	2010	2009	Allocation	2010	2009

Asset category
Debt securities(a)	10-30%	29%	29%	72%	71%	75%	50%	50%	50%
Equity securities	25-60	40	40	26	28	23	50	50	50
Real estate	5-20	4	4	1	—	1	—	—	—
Alternatives(b)	15-50	27	27	1	1	1	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	Debt securities primarily include corporate debt, U.S. federal, state, local and non-U.S. government, and mortgage-backed securities.

(b)	Alternatives primarily include limited partnerships.

(c)	Represents the U.S. OPEB plan only, as the U.K. OPEB plan is unfunded.

Fair value measurement of the plans’ assets and liabilities
The following details the instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, as described in Note 3 on pages 170–187 of this Annual Report.
Cash and cash equivalents
Cash and cash equivalents includes currency on hand, demand deposits with banks or other financial institutions, and any short-term, highly liquid investments readily convertible into cash (i.e., investments with original maturities of three months or less). Due to the highly liquid nature of these assets, they are classified within level 1 of the valuation hierarchy.
Equity securities
Common and preferred stocks are valued at the closing price reported on the major market on which the individual securities are traded and are generally classified within level 1 of the valuation hierarchy. If quoted exchange prices are not available for the specific security, other independent pricing or broker quotes are consulted for valuation purposes. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided from independent pricing services. Common and preferred stock that do not have quoted exchange prices are generally classified within level 2 of the valuation hierarchy.
Common/collective trust funds
These investments are public investment vehicles valued based on the calculated NAV of the fund. Where the funds produce a daily NAV that is validated by a sufficient level of observable activity (purchases and sales at NAV), the NAV is used to value the fund investment and it is classified in level 1 of the valuation hierarchy. Where adjustments to the NAV are required, for example, with respect to interests in funds subject to restrictions on redemption (such as withdrawal limitations) and/or observable activity for the fund investment is limited, investments are classified within level 2 of the valuation hierarchy.
Limited partnerships
Limited partnerships include investments in hedge funds, private equity funds and real estate funds. Hedge funds are valued based on quoted NAV and are classified within level 2 or 3 of the valuation hierarchy depending on the level of liquidity and activity in the markets for each investment. Certain of these hedge fund investments are subject to restrictions on redemption (such as initial lock-up periods, withdrawal limitations and illiquid assets) and are therefore classified within level 3 of the valuation hierarchy. The valuation of private equity investments and real estate funds require significant management judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets and therefore, they are generally classified within level 3 of the valuation hierarchy. Unfunded commitments to purchase limited partnership investments for the Plans were $1.1 billion and $1.3 billion for 2010 and 2009, respectively.
Corporate debt securities and U.S. federal, state, local and non-government debt securities
The Firm estimates the value of debt instruments using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided from independent pricing services. The Firm may also use pricing models or discounted cash flows. Such securities are generally classified within level 2 of the valuation hierarchy.
Mortgage-backed securities
MBS include both U.S. government agency and U.S. government-sponsored enterprise (collectively, “U.S. government agencies”) securities, and nonagency pass-through securities. U.S. government agency securities are valued based on quoted prices in active markets and are therefore classified in level 1 of the valuation hierarchy. Nonagency securities are primarily “AAA” rated residential and commercial MBS valued using a combination of observed transaction prices, independent pricing services and relevant broker quotes. Consideration is given to the nature of the quotes and the relationships of recently evidenced market activity to the prices provided from independent pricing services. Such securities are generally classified within level 2 of the valuation hierarchy.

206	JPMorgan Chase & Co. / 2010 Annual Report

Derivative receivables and derivative payables
In the normal course of business, foreign exchange, credit, interest rate and equity derivative contracts are used to minimize fluctuations in the value of plan assets caused by exposure to credit or market risks. These instruments may also be used in lieu of investing in cash instruments. Exchange traded derivatives valued using quoted prices are classified within level 1 of the valuation hierarchy. However, a majority of the derivative instruments are valued using internally developed models that use as their basis readily observable market parameters and are therefore classified within level 2 of the valuation hierarchy.
Other
Other consists of exchange traded funds (“ETFs”), mutual fund investments, and participating and non-participating annuity contracts (“Annuity Contracts”). ETFs are valued at the closing price reported on the major market on which the individual securities are traded and are generally classified within level 1 of the valuation hierarchy. Mutual fund investments are valued using NAV. Those fund investments with a daily NAV that are validated by a sufficient level of observable activity (purchases and sales at NAV) are classified in level 1 of the valuation hierarchy. Where adjustments to the NAV are required, for example, for fund investments subject to restrictions on redemption (such as lock-up periods or withdrawal limitations), and/or observable activity for the fund investment is limited, the mutual fund investments are classified in level 2 or 3 of the valuation hierarchy. Annuity Contracts are valued at the amount by which the fair value of the assets held in the separate account exceeds the actuarially determined guaranteed benefit obligation covered under the Annuity Contracts. Annuity Contracts lack market mechanisms for transferring each individual policy and generally include restrictions on the timing of surrender; therefore, these investments are classified within level 3 of the valuation hierarchy.

Pension and OPEB plan assets and liabilities measured at fair value

	U.S. defined benefit pension plans					Non-U.S. defined benefit pension plans
December 31, 2010				Total					Total
(in millions)	Level 1	Level 2	Level 3	fair value		Level 1	Level 2	Level 3	fair value

Cash and cash equivalents	$—	$—	$—	$—		$81	$—	$—	$81
Equity securities:
Capital equipment	748	9	—	757		68	13	—	81
Consumer goods	712	—	—	712		75	21	—	96
Banks and finance companies	414	1	—	415		113	9	—	122
Business services	444	—	—	444		53	10	—	63
Energy	195	—	—	195		59	6	—	65
Materials	205	—	—	205		50	13	—	63
Real Estate	21	—	—	21		1	—	—	1
Other	857	6	—	863		194	16	—	210

Total equity securities	3,596	16	—	3,612		613	88	—	701

Common/collective trust funds(a)	1,195	756	—	1,951		46	180	—	226
Limited partnerships:
Hedge funds	—	959	1,102	2,061		—	—	—	—
Private equity funds	—	—	1,232	1,232		—	—	—	—
Real estate	—	—	304	304		—	—	—	—

Total limited partnerships	—	959	2,638	3,597		—	—	—	—

Corporate debt securities(b)	—	424	1	425		—	718	—	718
U.S. federal, state, local and non-U.S. government debt securities	—	453	—	453		—	864	—	864
Mortgage-backed securities(c)	188	55	—	243		1	—	—	1
Derivative receivables(d)	2	194	—	196		—	3	—	3
Other	218	58	387	663		18	51	—	69

Total assets measured at fair value(e)(f)	$5,199	$2,915	$3,026	$11,140		$759	$1,904	$—	$2,663

Derivative payables	—	(177)	—	(177)		—	(25)	—	(25)

Total liabilities measured at fair value	$—	$(177)	$—	$(177	)(g)	$—	$(25)	$—	$(25)

JPMorgan Chase & Co. / 2010 Annual Report	207

Notes to consolidated financial statements

	U.S. defined benefit pension plans					Non-U.S. defined benefit pension plans
December 31, 2009				Total					Total
(in millions)	Level 1	Level 2	Level 3	fair value		Level 1	Level 2	Level 3	fair value

Cash and cash equivalents	$71	$—	$—	$71		$27	$—	$—	$27
Equity securities:
Capital equipment	608	13	—	621		49	16	—	65
Consumer goods	554	—	—	554		64	18	—	82
Banks and finance companies	324	—	—	324		90	12	—	102
Business services	322	—	—	322		39	13	—	52
Energy	188	—	—	188		45	13	—	58
Materials	186	—	—	186		35	3	—	38
Real estate	19	—	—	19		—	—	—	—
Other	571	1	—	572		171	—	—	171

Total equity securities	2,772	14	—	2,786		493	75	—	568

Common/collective trust funds(a)	1,868	610	—	2,478		23	185	—	208
Limited partnerships:
Hedge funds	—	912	627	1,539		—	—	—	—
Private equity funds	—	—	874	874		—	—	—	—
Real estate	—	—	196	196		—	—	—	—

Total limited partnerships	—	912	1,697	2,609		—	—	—	—

Corporate debt securities(b)	—	941	—	941		—	685	—	685
U.S. federal, state, local and non-U.S. government debt securities	—	406	—	406		—	841	—	841
Mortgage-backed securities(c)	169	54	—	223		—	—	—	—
Derivative receivables(d)	—	90	—	90		—	5	—	5
Other	348	115	334	797		18	89	13	120

Total assets measured at fair value(e)(f)	$5,228	$3,142	$2,031	$10,401		$561	$1,880	$13	$2,454

Derivative payables	—	(76)	—	(76)		—	(30)	—	(30)

Total liabilities measured at fair value	$—	$(76)	$—	$(76	)(g)	$—	$(30)	$—	$(30)

(a)	At December 31, 2010 and 2009, common/collective trust funds generally include commingled funds that primarily included 22% and 39%, respectively, of short-term investment funds; 21% and 24%, respectively, of equity (index) investments; and 16% and 15%, respectively, of international investments.

(b)	Corporate debt securities include debt securities of U.S. and non-U.S. corporations.

(c)	At December 31, 2010 and 2009, mortgage-backed securities were generally invested 77% and 72%, respectively, in debt securities issued by U.S. government agencies.

(d)	At December 31, 2010 and 2009, derivative receivables primarily included 89% and 80%, respectively, of foreign exchange contracts; and 11% and 16%, respectively, of equity warrants.

(e)	At December 31, 2010 and 2009, the fair value of investments valued at NAV were $4.1 billion and $4.2 billion, respectively, which were classified within the valuation hierarchy as follows: $1.3 billion and $2.0 billion in level 1, $1.7 billion and $1.6 billion in level 2 and $1.1 billion and $600 million in level 3.

(f)	At December 31, 2010 and 2009, excluded U.S. defined benefit pension plan receivables for investments sold and dividends and interest receivables of $52 million and $82 million, respectively; and excluded non-U.S. defined benefit pension plan receivables for dividends and interest receivables of $9 million and $8 million, respectively.

(g)	At December 31, 2010 and 2009, excluded $149 million and $177 million, respectively, of U.S. defined benefit pension plan payables for investments purchased; and $38 million and $12 million, respectively, of other liabilities.
At December 31, 2010 and 2009, the Firm’s OPEB plan was partially funded with COLI policies of $1.4 billion and $1.3 billion, respectively, which were classified in level 3 of the valuation hierarchy.

208	JPMorgan Chase & Co. / 2010 Annual Report

Changes in level 3 fair value measurements using significant unobservable inputs

Year ended		Total realized/			Fair value,
December 31, 2010	Fair value,	unrealized	Purchases, sales	Transfers in and/or	December 31,
(in millions)	January 1, 2010	gains/(losses)(a)	and settlements, net	out of level 3	2010

U.S. defined benefit pension plans
Limited partnerships:
Hedge funds	$627	$8	$388	$79	$1,102
Private equity funds	874	111	235	12	1,232
Real estate	196	19	89	—	304

Total limited partnerships	$1,697	$138	$712	$91	$2,638

Corporate debt securities	—	—	—	1	1
Other	334	53	—	—	387

Total U.S. plans	$2,031	$191	$712	$92	$3,026

Non-U.S. defined benefit pension plans
Other	$13	$(1)	$(12)	$—	$—

Total non-U.S. plans	$13	$(1)	$(12)	$—	$—

OPEB plans
COLI	$1,269	$137	$(25)	$—	$1,381

Total OPEB plans	$1,269	$137	$(25)	$—	$1,381

Year ended		Total realized/			Fair value,
December 31, 2009	Fair value,	unrealized	Purchases, sales	Transfers in and/or	December 31,
(in millions)	January 1, 2009	gains/(losses)(a)	and settlements, net	out of level 3	2009

U.S. defined benefit pension plans
Limited partnerships:
Hedge funds	$524	$112	$(9)	$—	$627
Private equity funds	810	(1)	80	(15)	874
Real estate	203	(107)	100	—	196

Total limited partnerships	$1,537	$4	$171	$(15)	$1,697

Corporate debt securities	—	—	—	—	—
Other	315	19	—	—	334

Total U.S. plans	$1,852	$23	$171	$(15)	$2,031

Non-U.S. defined benefit pension plans
Other	$14	$(1)	$—	$—	$13

Total non-U.S. plans	$14	$(1)	$—	$—	$13

OPEB plans
COLI	$1,126	$172	$(29)	$—	$1,269

Total OPEB plans	$1,126	$172	$(29)	$—	$1,269

(a)	For the years ended December 31, 2010, and 2009, respectively, total realized (unrealized) gains/(losses) are the changes in unrealized gains or losses relating to assets held at December 31, 2010 and 2009, respectively.

JPMorgan Chase & Co. / 2010 Annual Report	209

Notes to consolidated financial statements
Estimated future benefit payments
The following table presents benefit payments expected to be paid, which include the effect of expected future service, for the years indicated. The OPEB medical and life insurance payments are net of expected retiree contributions.

	U.S.	Non-U.S.
Year ended December 31,	defined benefit	defined benefit	OPEB before	Medicare
(in millions)	pension plans	pension plans	Medicare Part D subsidy	Part D subsidy

2011	$1,001	$84	$99	$10
2012	1,011	92	97	11
2013	587	98	95	12
2014	593	102	94	13
2015	592	111	92	14
Years 2016—2020	3,013	640	418	78

Note 10 – Employee stock-based incentives
Employee stock-based awards
In 2010, 2009, and 2008, JPMorgan Chase granted long-term stock-based awards to certain key employees under the 2005 Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan became effective on May 17, 2005, and was amended in May 2008. Under the terms of the amended 2005 plan, as of December 31, 2010, 113 million shares of common stock are available for issuance through May 2013. The amended 2005 Plan is the only active plan under which the Firm is currently granting stock-based incentive awards. In the following discussion, the 2005 Plan, plus prior Firm plans and plans assumed as the result of acquisitions, are referred to collectively as the “LTI Plans,” and such plans constitute the Firm’s stock-based incentive plans.
Restricted stock units (“RSUs”) are awarded at no cost to the recipient upon their grant. RSUs are generally granted annually and generally vest at a rate of 50% after two years and 50% after three years and convert into shares of common stock at the vesting date. In addition, RSUs typically include full-career eligibility provisions, which allow employees to continue to vest upon voluntary termination, subject to post-employment and other restrictions based on age or service-related requirements. All of these awards are subject to forfeiture until vested. An RSU entitles the recipient to receive cash payments equivalent to any dividends paid on the underlying common stock during the period the RSU is outstanding and, as such, are considered participating securities as discussed in Note 25 on page 269 of this Annual Report.
Under the LTI Plans, stock options and stock appreciation rights (“SARs”) have generally been granted with an exercise price equal to the fair value of JPMorgan Chase’s common stock on the grant date. The Firm typically awards SARs to certain key employees once per year, and it also periodically grants discretionary stock-based incentive awards to individual employees, primarily in the form of both employee stock options and SARs. The 2010, 2009 and 2008 grants of SARs to key employees vest ratably over five years (i.e., 20% per year). The 2010 grants of SARs contain full-career eligibility provisions; the 2009 and 2008 grants of SARs do not include any full-career eligibility provisions. SARs generally expire 10 years after the grant date.
The Firm separately recognizes compensation expense for each tranche of each award as if it were a separate award with its own vesting date. Generally, for each tranche granted, compensation expense is recognized on a straight-line basis from the grant date until the vesting date of the respective tranche, provided that the employees will not become full-career eligible during the vesting period. For awards with full-career eligibility provisions and awards granted with no future substantive service requirement, the Firm accrues the estimated value of awards expected to be awarded to employees as of the grant date without giving consideration to the impact of post-employment restrictions. For each tranche granted to employees who will become full-career eligible during the vesting period, compensation expense is recognized on a straight-line basis from the grant date until the earlier of the employee’s full-career eligibility date or the vesting date of the respective tranche.
The Firm’s policy for issuing shares upon settlement of employee stock-based incentive awards is to issue either new shares of common stock or treasury shares. During 2010, 2009 and 2008, the Firm settled all of its employee stock-based awards by issuing treasury shares.
In January 2008, the Firm awarded to its Chairman and Chief Executive Officer up to 2 million SARs. The terms of this award are distinct from, and more restrictive than, other equity grants regularly awarded by the Firm. The SARs, which have a 10-year term, will become exercisable no earlier than January 22, 2013, and have an exercise price of $39.83. The number of SARs that will become exercisable (ranging from none to the full 2 million) and their exercise date or dates may be determined by the Board of Directors based on an annual assessment of the performance of both the CEO and JPMorgan Chase. The Firm recognizes this award ratably over an assumed five-year service period, subject to a requirement to recognize changes in the fair value of the award through the grant date. The Firm recognized $4 million, $9 million and $1 million in compensation expense in 2010, 2009 and 2008, respectively, for this award.

210	JPMorgan Chase & Co. / 2010 Annual Report

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
The Firm also exchanged 6 million shares of its common stock for 27 million shares of Bear Stearns common stock held in an irrevocable grantor trust (the “RSU Trust”), using the merger exchange ratio of 0.21753. The RSU Trust was established to hold common stock underlying awards granted to selected employees and key executives under certain Bear Stearns employee stock plans. The RSU Trust was consolidated on JPMorgan Chase’s Consolidated Balance Sheets as of June 30, 2008, and the shares held in the RSU Trust were recorded in “Shares held in RSU Trust,” which reduced stockholders’ equity, similar to the treatment for treasury stock. The related obligation to issue stock under these employee stock plans is reported in capital surplus. The issuance of shares held in the RSU Trust to employees has no effect on the Firm’s total stockholders’ equity, net income or earnings per share. Shares held in the RSU Trust were distributed in 2008, 2009 and 2010, with a majority of the shares in the RSU Trust having been distributed through December 2010. There were 1 million shares in the RSU Trust as of December 31, 2010. These remaining shares are expected to be distributed over the next two years.

RSU activity
Compensation expense for RSUs is measured based on the number of shares granted multiplied by the stock price at the grant date and is recognized in income as previously described. The following table summarizes JPMorgan Chase’s RSU activity for 2010.

		Weighted-
Year ended December 31, 2010	Number of	average grant
(in thousands, except weighted average data)	shares	date fair value

Outstanding, January 1	221,265	$29.32
Granted	80,142	42.92
Vested	(59,137)	43.05
Forfeited	(8,149)	31.15

Outstanding, December 31	234,121	$30.45

The total fair value of shares that vested during the years ended December 31, 2010, 2009 and 2008, was $2.3 billion, $1.3 billion and $1.6 billion, respectively.
Employee stock option and SARs activity
Compensation expense for employee stock options and SARs, which is measured at the grant date as the fair value of employee stock options and SARs, is recognized in net income as described above.

JPMorgan Chase & Co. / 2010 Annual Report	211

Notes to consolidated financial statements
The following table summarizes JPMorgan Chase’s employee stock option and SARs activity for the year ended December 31, 2010, including awards granted to key employees and awards granted in prior years under broad-based plans.

Year ended December 31, 2010
(in thousands, except
weighted-average data, and	Number of	Weighted-average	Weighted-average remaining	Aggregate
where otherwise noted)	options/SARs	exercise price	contractual life (in years)	intrinsic value

Outstanding, January 1	266,568	$45.83
Granted	20,949	42.96
Exercised	(12,870)	30.69
Forfeited	(3,076)	34.82
Canceled	(37,044)	65.95

Outstanding, December 31	234,527	$43.33	3.4	$1,191,151
Exercisable, December 31	181,183	45.52	2.1	788,217

The weighted-average grant date per share fair value of stock options and SARs granted during the years ended December 31, 2010, 2009 and 2008, was $12.27, $8.24 and $10.36, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $154 million, $154 million and $391 million, respectively.
Compensation expense
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated Statements of Income.

Year ended December 31, (in millions)	2010	2009	2008

Cost of prior grants of RSUs and SARs that are amortized over their applicable vesting periods	$2,479	$2,510	$2,228
Accrual of estimated costs of RSUs and SARs to be granted in future periods including those to full-career eligible employees	772	845	409

Total noncash compensation expense related to employee stock-based incentive plans	$3,251	$3,355	$2,637

At December 31, 2010, approximately $1.5 billion (pretax) of compensation cost related to unvested awards had not yet been charged to net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 0.9 years. The Firm does not capitalize any compensation cost related to share-based compensation awards to employees.
Cash flows and tax benefits
Income tax benefits related to stock-based incentive arrangements recognized in the Firm’s Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, were $1.3 billion, $1.3 billion and $1.1 billion, respectively.
The following table sets forth the cash received from the exercise of stock options under all stock-based incentive arrangements, and the actual income tax benefit realized related to tax deductions from the exercise of the stock options.

Year ended December 31, (in millions)	2010	2009	2008

Cash received for options exercised	$205	$437	$1,026
Tax benefit realized	14	11	72

In June 2007, the FASB ratified guidance which requires that realized tax benefits from dividends or dividend equivalents paid on equity-classified share-based payment awards that are charged to retained earnings be recorded as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. Prior to the issuance of this guidance, the Firm did not include these tax benefits as part of this pool of excess tax benefits. The Firm adopted this guidance on January 1, 2008; its adoption did not have an impact on the Firm’s Consolidated Balance Sheets or results of operations.
Valuation assumptions
The following table presents the assumptions used to value employee stock options and SARs granted during the years ended December 31, 2010, 2009 and 2008, under the Black-Scholes valuation model.

Year ended December 31,	2010	2009	2008

Weighted-average annualized
valuation assumptions
Risk-free interest rate	3.89%	2.33%	3.90%
Expected dividend yield(a)	3.13	3.40	3.57
Expected common stock price volatility	37	56	34
Expected life (in years)	6.4	6.6	6.8

(a)	In 2010 and 2009, the expected dividend yield was determined using historical dividend yields.
The expected volatility assumption is derived from the implied volatility of JPMorgan Chase’s publicly traded stock options. The expected life assumption is an estimate of the length of time that an employee might hold an option or SAR before it is exercised or canceled, and the assumption is based on the Firm’s historical experience.

212	JPMorgan Chase & Co. / 2010 Annual Report

Note 11 – Noninterest expense
The following table presents the components of noninterest expense.

Year ended December 31, (in millions)	2010	2009	2008

Compensation expense(a)	$28,124	$26,928	$22,746
Noncompensation expense:
Occupancy expense	3,681	3,666	3,038
Technology, communications and equipment expense	4,684	4,624	4,315
Professional and outside services	6,767	6,232	6,053
Marketing	2,446	1,777	1,913
Other expense(b)(c)(d)	14,558	7,594	3,740
Amortization of intangibles	936	1,050	1,263

Total noncompensation expense	33,072	24,943	20,322
Merger costs	—	481	432

Total noninterest expense	$61,196	$52,352	$43,500

(a)	2010 includes a payroll tax expense related to the United Kingdom (“U.K.”) Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees.

(b)	In 2010, 2009 and 2008, included litigation expense of $7.4 billion, $161 million and a net benefit of $781 million, respectively.

(c)	Includes foreclosed property expense of $1.0 billion, $1.4 billion and $213 million in 2010, 2009 and 2008, respectively.

(d)	Expense for 2009 included a $675 million FDIC special assessment.
Merger costs
Costs associated with the Bear Stearns merger and the Washington Mutual transaction in 2008 are reflected in the merger costs caption of the Consolidated Statements of Income. For a further discussion of the Bear Stearns merger and the Washington Mutual transaction, see Note 2 on pages 166–170 of this Annual Report. A summary of merger-related costs is shown in the following table.

	2009			2008
	Bear	Washington		Bear	Washington
Year ended December 31, (in millions)	Stearns	Mutual	Total	Stearns	Mutual	Total

Expense category
Compensation	$(9)	$256	$247	$181	$113	$294
Occupancy	(3)	15	12	42	—	42
Technology and communications and other	38	184	222	85	11	96

Total(a)(b)	$26	$455	$481	$308	$124	$432

(a)	With the exception of occupancy- and technology-related write-offs, all of the costs in the table required the expenditure of cash.

(b)	There were no merger costs for 2010.
The table below shows changes in the merger reserve balance related to costs associated with the above transactions.

	2010			2009			2008
	Bear	Washington		Bear	Washington		Bear	Washington
Year ended December 31, (in millions)	Stearns	Mutual	Total	Stearns	Mutual	Total	Stearns	Mutual	Total

Merger reserve balance, beginning of period	$32	$57	$89	$327	$441	$768	$—	$—	$—
Recorded as merger costs(a)	—	—	—	26	455	481	308	124	432
Recorded as goodwill	—	—	—	(5)	—	(5)	1,112	435	1,547
Utilization of merger reserve	(32)	(57)	(89)	(316)	(839)	(1,155)	(1,093)	(118)	(1,211)

Merger reserve balance, end of period	$—	$—	$—	$32	$57	$89	$327	$441	$768

(a)	There were no merger costs for 2010.

JPMorgan Chase & Co. / 2010 Annual Report	213

Notes to consolidated financial statements

Note 12 – Securities
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. Trading securities are discussed in Note 3 on pages 170–187 of this Annual Report. Securities are classified primarily as AFS when used to manage the Firm’s exposure to interest rate movements or used for longer-term strategic purposes. AFS securities are carried at fair value on the Consolidated Balance Sheets. Unrealized gains and losses, after any applicable hedge accounting adjustments, are reported as net increases or decreases to accumulated other comprehensive income/(loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in securities gains/(losses) on the Consolidated Statements of Income. Securities that the Firm has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost on the Consolidated Balance Sheets. The Firm has not classified new purchases of securities as HTM for the past several years.
Other-than-temporary impairment
AFS debt and equity securities in unrealized loss positions are analyzed as part of the Firm’s ongoing assessment of other-than-temporary impairment (“OTTI”). For debt securities, the Firm considers a decline in fair value to be other-than-temporary when the Firm does not expect to recover the entire amortized cost basis of the security. The Firm also considers an OTTI to have occurred when there is an adverse change in cash flows to beneficial interests in securitizations that are rated below “AA” at their acquisition, or that can be contractually prepaid or otherwise settled in such a way that the Firm would not recover substantially all of its recorded investment. For AFS equity securities, the Firm considers a decline in fair value to be other-than-temporary if it is probable that the Firm will not recover its amortized cost basis.
For debt securities, OTTI losses must be recognized in earnings if an investor has the intent to sell the debt security, or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. Amounts relating to factors other than credit losses are recorded in OCI.
When the Firm intends to sell AFS debt or equity securities, it recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities.
When the Firm does not intend to sell AFS debt or equity securities in an unrealized loss position, potential OTTI is considered using a variety of factors, including the length of time and extent to which the market value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Firm estimates cash flows over the remaining lives of the underlying collateral to assess whether credit losses exist and, where applicable for purchased or retained beneficial interests in securitized assets, to determine if any adverse changes in cash flows have occurred. The Firm’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. For securities issued in a securitization, the Firm also takes into consideration underlying loan-level data, and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement, and compares the losses projected for the underlying collateral (“pool losses”) against the level of credit enhancement in the securitization structure to determine whether these features are sufficient to absorb the pool losses, or whether a credit loss on the AFS debt security exists. The Firm also performs other analyses to support its cash flow projections, such as first-loss analyses or stress scenarios.
For equity securities, the Firm considers the above factors, as well as the Firm’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the carrying value.
Realized gains and losses
The following table presents realized gains and losses from AFS securities.

Year ended December 31,
(in millions)	2010	2009	2008

Realized gains	$3,382	$2,268	$1,890
Realized losses	(317)	(580)	(330	)(c)

Net realized gains(a)	3,065	1,688	1,560
Credit losses included in securities gains(b)	(100)	(578)	NA

Net securities gains	$2,965	$1,110	$1,560

(a)	Proceeds from securities sold were within approximately 3% of amortized cost in 2010 and 2009 and within approximately 2% of amortized cost in 2008.

(b)	Includes other-than-temporary impairment losses recognized in income on certain prime mortgage-backed securities and obligations of U.S. states and municipalities for the year ended December 31, 2010, and on certain subprime and prime mortgage-backed securities and obligations of U.S. states and municipalities for the year ended December 31, 2009.

(c)	Includes $76 million of losses due to other-than temporary impairment of subprime mortgage-backed securities.

214	JPMorgan Chase & Co. / 2010 Annual Report

The amortized costs and estimated fair values of AFS and HTM securities were as follows at December 31, 2010 and 2009.

	2010					2009
		Gross	Gross				Gross	Gross
	Amortized	unrealized	unrealized		Fair	Amortized	unrealized	unrealized		Fair.
December 31, (in millions)	cost	gains	losses		value	cost	gains	losses		value

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$117,364	$3,159	$297		$120,226	$166,094	$2,412	$608		$167,898
Residential:
Prime and Alt-A	2,173	81	250	(d)	2,004	5,234	96	807	(d)	4,523
Subprime	—	—	—		—	17	—	—		17
Non-U.S.	47,089	290	409		46,970	10,003	320	65		10,258
Commercial	5,169	502	17		5,654	4,521	132	63		4,590

Total mortgage-backed securities	171,795	4,032	973		174,854	185,869	2,960	1,543		187,286
U.S. Treasury and government agencies(a)	11,258	118	28		11,348	30,044	88	135		29,997
Obligations of U.S. states and municipalities	11,732	165	338		11,559	6,270	292	25		6,537
Certificates of deposit	3,648	1	2		3,647	2,649	1	—		2,650
Non-U.S. government debt securities	20,614	191	28		20,777	24,320	234	51		24,503
Corporate debt securities(b)	61,718	495	419		61,794	61,226	812	30		62,008
Asset-backed securities:
Credit card receivables	7,278	335	5		7,608	25,266	502	26		25,742
Collateralized loan obligations	13,336	472	210		13,598	12,172	413	436		12,149
Other	8,968	130	16		9,082	6,719	129	54		6,794

Total available-for-sale debt securities	310,347	5,939	2,019	(d)	314,267	354,535	5,431	2,300	(d)	357,666
Available-for-sale equity securities	1,894	163	6		2,051	2,518	185	4		2,699

Total available-for-sale securities	$312,241	$6,102	$2,025	(d)	$316,318	$357,053	$5,616	$2,304	(d)	$360,365

Total held-to-maturity securities(c)	$18	$2	$—		$20	$25	$2	$—		$27

(a)	Includes total U.S. government-sponsored enterprise obligations with fair values of $94.2 billion and $153.0 billion at December 31, 2010 and 2009, respectively, which were predominantly mortgage-related.

(b)	Consists primarily of bank debt including sovereign government-guaranteed bank debt.

(c)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.

(d)	Includes a total of $133 million and $368 million (before tax) of unrealized losses related to prime mortgage-backed securities for which credit losses have been recognized in income at December 31, 2010 and 2009, respectively. These unrealized losses are not credit-related and remain reported in AOCI.

JPMorgan Chase & Co. / 2010 Annual Report	215

Notes to consolidated financial statements
Securities impairment
The following table presents the fair value and gross unrealized losses for AFS securities by aging category at December 31, 2010 and 2009.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
		Gross		Gross		Total gross
	Fair	unrealized	Fair	unrealized	Total fair	unrealized
December 31, 2010 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$14,039	$297	$—	$—	$14,039	$297
Residential:
Prime and Alt-A	—	—	1,193	250	1,193	250
Subprime	—	—	—	—	—	—
Non-U.S.	35,166	379	1,080	30	36,246	409
Commercial	548	14	11	3	559	17

Total mortgage-backed securities	49,753	690	2,284	283	52,037	973
U.S. Treasury and government agencies	921	28	—	—	921	28
Obligations of U.S. states and municipalities	6,890	330	20	8	6,910	338
Certificates of deposit	1,771	2	—	—	1,771	2
Non-U.S. government debt securities	6,960	28	—	—	6,960	28
Corporate debt securities	18,783	418	90	1	18,873	419
Asset-backed securities:
Credit card receivables	—	—	345	5	345	5
Collateralized loan obligations	460	10	6,321	200	6,781	210
Other	2,615	9	32	7	2,647	16

Total available-for-sale debt securities	88,153	1,515	9,092	504	97,245	2,019
Available-for-sale equity securities	—	—	2	6	2	6

Total securities with gross unrealized losses	$88,153	$1,515	$9,094	$510	$97,247	$2,025

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
		Gross		Gross		Total gross
	Fair	unrealized	Fair	unrealized	Total fair	unrealized
December 31, 2009 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$43,235	$603	$644	$5	$43,879	$608
Residential:
Prime and Alt-A	183	27	3,032	780	3,215	807
Subprime	—	—	—	—	—	—
Non-U.S.	391	1	1,773	64	2,164	65
Commercial	679	34	229	29	908	63

Total mortgage-backed securities	44,488	665	5,678	878	50,166	1,543
U.S. Treasury and government agencies	8,433	135	—	—	8,433	135
Obligations of U.S. states and municipalities	472	11	389	14	861	25
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	2,471	46	835	5	3,306	51
Corporate debt securities	1,831	12	4,634	18	6,465	30
Asset-backed securities:
Credit card receivables	—	—	745	26	745	26
Collateralized loan obligations	42	1	7,883	435	7,925	436
Other	767	8	1,767	46	2,534	54

Total available-for-sale debt securities	58,504	878	21,931	1,422	80,435	2,300
Available-for-sale equity securities	1	1	3	3	4	4

Total securities with gross unrealized losses	$58,505	$879	$21,934	$1,425	$80,439	$2,304

216	JPMorgan Chase & Co. / 2010 Annual Report

Other-than-temporary impairment
The following table presents credit losses that are included in the securities gains and losses table above.

Year ended December 31, (in millions)	2010	2009

Debt securities the Firm does not intend to sell that have credit losses
Total other-than-temporary impairment losses(a)	$(94)	$(946)
Losses recorded in/(reclassified from) other comprehensive income	(6)	368

Credit losses recognized in income(b)(c)	$(100)	$(578)

(a)	For initial OTTI, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent OTTI of the same security, represents additional declines in fair value subsequent to the previously recorded OTTI, if applicable.

(b)	Represents the credit loss component of certain prime mortgage-backed securities and obligations of U.S. states and municipalities for 2010, and certain prime and subprime mortgage-backed securities and obligations of U.S. states and municipalities for 2009 that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.

(c)	Excluded from this table are OTTI losses of $7 million that were recognized in income in 2009, related to subprime mortgage-backed debt securities the Firm intended to sell. These securities were sold in 2009, resulting in the recognition of a recovery of $1 million.
Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the years ended December 31, 2010 and 2009, of the credit loss component of OTTI losses that were recognized in income related to debt securities that the Firm does not intend to sell.

Year ended December 31, (in millions)	2010	2009

Balance, beginning of period	$578	$—
Additions:
Newly credit-impaired securities	—	578
Increase in losses on previously credit-impaired securities	94	—
Losses reclassified from other comprehensive income on previously credit-impaired securities	6	—
Reductions:
Sales of credit-impaired securities	(31)	—
Impact of new accounting guidance related to VIEs	(15)	—

Balance, end of period	$632	$578

Gross unrealized losses
Gross unrealized losses have generally decreased since December 31, 2009, due primarily to market spread improvement and increased liquidity, driving asset prices higher. However, gross unrealized losses on certain securities have increased, including on certain corporate debt securities, which are primarily government-guaranteed positions that experienced credit spread widening. As of December 31, 2010, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of December 31, 2010.
Following is a description of the Firm’s principal security investments with the most significant unrealized losses as of December 31, 2010, and the key assumptions used in the Firm’s estimate of the present value of the cash flows most likely to be collected from these investments.
Mortgage-backed securities – Prime and Alt-A nonagency
As of December 31, 2010, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $250 million, all of which have been in an unrealized loss position for 12 months or more. Approximately 70% of the total portfolio (by amortized cost) are currently rated below investment-grade; the Firm has recorded other-than-temporary impairment losses on 55% of the below investment-grade positions. In analyzing prime and Alt-A residential mortgage-backed securities for potential credit losses, the Firm utilizes a methodology that focuses on loan-level detail to estimate future cash flows, which are then allocated to the various tranches of the securities. The loan-level analysis primarily considers current home value, loan-to-value (“LTV”) ratio, loan type and geographical location of the underlying property to forecast prepayment, home price, default rate and loss severity. The forecasted weighted average underlying default rate on the positions was 21% and the related weighted average loss severity was 50%. Based on this analysis, an OTTI loss of $6 million was recognized in 2010 related to securities that experienced increased delinquency rates associated with specific collateral types and origination dates. Overall losses have decreased since December 31, 2009, with the recovery in security prices resulting from increased demand for higher-yielding asset classes and a deceleration in the pace of home price declines due in part to the U.S. government programs to facilitate financing and to spur home purchases. The unrealized loss of $250 million is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm’s investment. The credit enhancements associated with the below investment-grade and investment-grade positions are 9% and 24%, respectively.
Asset-backed securities – Collateralized loan obligations
As of December 31, 2010, gross unrealized losses related to CLOs were $210 million, of which $200 million related to securities that were in an unrealized loss position for 12 months or more. Overall losses have decreased since December 31, 2009, mainly as a result of lower default forecasts and spread tightening across various asset classes. Substantially all of these securities are rated “AAA,” “AA” and “A” and have an average credit enhancement of 30%. Credit enhancement in CLOs is primarily in the form of subordination, which is a form of structural credit enhancement where realized losses associated with assets held by an issuing vehicle are allocated to issued tranches considering their relative seniority. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends, the Firm assumed collateral default rates of 2.1% for 2010 and 5% thereafter. Further, loss severities were assumed to be 48% for loans and 78% for debt securities. Losses on collateral were estimated to occur approximately 18 months after default.

JPMorgan Chase & Co. / 2010 Annual Report	217

Notes to consolidated financial statements
Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at December 31, 2010, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

		Due after one	Due after five
By remaining maturity	Due in one	year through	years through	Due after
December 31, 2010 (in millions)	year or less	five years	10 years	10 years(c)	Total

Available-for-sale debt securities
Mortgage-backed securities:(a)
Amortized cost	$15	$259	$2,781	$168,740	$171,795
Fair value	15	282	2,825	171,732	174,854
Average yield(b)	8.63%	6.25%	2.71%	3.85%	3.84%
U.S. Treasury and government agencies:(a)
Amortized cost	$1,843	$4,913	$4,251	$251	$11,258
Fair value	1,850	5,007	4,260	231	11,348
Average yield(b)	1.68%	2.62%	3.84%	3.86%	2.95%
Obligations of U.S. states and municipalities:
Amortized cost	$39	$160	$333	$11,200	$11,732
Fair value	39	167	351	11,002	11,559
Average yield(b)	3.21%	4.30%	5.25%	5.07%	5.06%
Certificates of deposit:
Amortized cost	$3,642	$6	$—	$—	$3,648
Fair value	3,641	6	—	—	3,647
Average yield(b)	5.16%	10.75%	—%	—%	5.17%
Non-U.S. government debt securities:
Amortized cost	$5,666	$13,557	$1,388	$3	$20,614
Fair value	5,673	13,712	1,389	3	20,777
Average yield(b)	1.81%	2.23%	3.56%	5.34%	2.21%
Corporate debt securities:
Amortized cost	$12,515	$44,137	$5,065	$1	$61,718
Fair value	12,597	44,100	5,096	1	61,794
Average yield(b)	2.25%	2.19%	4.81%	1.07%	2.42%
Asset-backed securities:
Amortized cost	$38	$3,371	$13,567	$12,606	$29,582
Fair value	38	3,454	14,041	12,755	30,288
Average yield(b)	8.94%	2.05%	2.48%	2.19%	2.32%

Total available-for-sale debt securities
Amortized cost	$23,758	$66,403	$27,385	$192,801	$310,347
Fair value	23,853	66,728	27,962	195,724	314,267
Average yield(b)	2.56%	2.24%	3.23%	3.81%	3.33%

Available-for-sale equity securities
Amortized cost	$—	$—	$—	$1,894	$1,894
Fair value	—	—	—	2,051	2,051
Average yield(b)	—%	—%	—%	0.29%	0.29%

Total available-for-sale securities
Amortized cost	$23,758	$66,403	$27,385	$194,695	$312,241
Fair value	23,853	66,728	27,962	197,775	316,318
Average yield(b)	2.56%	2.24%	3.23%	3.78%	3.31%

Total held-to-maturity securities
Amortized cost	$—	$6	$11	$1	$18
Fair value	—	6	12	2	20
Average yield(b)	—%	6.97%	6.83%	6.49%	6.85%

(a)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2010.

(b)	Average yield was based on amortized cost balances at the end of the period and did not give effect to changes in fair value reflected in accumulated other comprehensive income/(loss). Yields are derived by dividing interest/dividend income (including the effect of related derivatives on AFS securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.

(c)	Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately five years for agency residential mortgage-backed securities, three years for agency residential collateralized mortgage obligations and six years for nonagency residential collateralized mortgage obligations.

218	JPMorgan Chase & Co. / 2010 Annual Report

Note 13 – Securities financing activities
JPMorgan Chase enters into resale agreements, repurchase agreements, securities borrowed transactions and securities loaned transactions (collectively, “securities financing agreements”) primarily to finance the Firm’s inventory positions, acquire securities to cover short positions, accommodate customers’ financing needs, and settle other securities obligations.
Securities financing agreements are treated as collateralized financings on the Firm’s Consolidated Balance Sheets. Resale and repurchase agreements are generally carried at the amounts at which the securities will be subsequently sold or repurchased, plus accrued interest. Securities borrowed and securities loaned transactions are generally carried at the amount of cash collateral advanced or received. Where appropriate under applicable accounting guidance, resale and repurchase agreements with the same counterparty are reported on a net basis. Fees received or paid in connection with securities financing agreements are recorded in interest income or interest expense.
The Firm has elected the fair value option for certain securities financing agreements. For a further discussion of the fair value option, see Notes 4 on pages 187–189 of this Annual Report. The securities financing agreements for which the fair value option has been elected are reported within securities purchased under resale agreements; securities loaned or sold under repurchase agreements; and securities borrowed on the Consolidated Balance Sheets. Generally, for agreements carried at fair value, current-period interest accruals are recorded within interest income and interest expense, with changes in fair value reported in principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with accounting guidance for hybrid instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.
The following table details the Firm’s securities financing agreements, all of which are accounted for as collateralized financings during the periods presented.

December 31, (in millions)	2010	2009

Securities purchased under resale agreements(a)	$222,302	$195,328
Securities borrowed(b)	123,587	119,630

Securities sold under repurchase agreements(c)	$262,722	$245,692
Securities loaned	10,592	7,835

(a)	Includes resale agreements of $20.3 billion and $20.5 billion accounted for at fair value at December 31, 2010 and 2009, respectively.

(b)	Includes securities borrowed of $14.0 billion and $7.0 billion accounted for at fair value at December 31, 2010 and 2009, respectively.

(c)	Includes repurchase agreements of $4.1 billion and $3.4 billion accounted for at fair value at December 31, 2010 and 2009, respectively.
The amounts reported in the table above have been reduced by $112.7 billion and $121.2 billion at December 31, 2010 and 2009, respectively, as a result of agreements in effect that meet the specified conditions for net presentation under applicable accounting guidance.
JPMorgan Chase’s policy is to take possession, where possible, of securities purchased under resale agreements and of securities borrowed. The Firm monitors the market value of the underlying securities that it has received from its counterparties and either requests additional collateral or returns a portion of the collateral when appropriate in light of the market value of the underlying securities. Margin levels are established initially based upon the counterparty and type of collateral and monitored on an ongoing basis to protect against declines in collateral value in the event of default. JPMorgan Chase typically enters into master netting agreements and other collateral arrangements with its resale agreement and securities borrowed counterparties, which provide for the right to liquidate the purchased or borrowed securities in the event of a customer default. As a result of the Firm’s credit risk mitigation practices described above on resale and securities borrowed agreements, the Firm did not hold any reserves for credit impairment on these agreements as of December 31, 2010 and 2009.
For a further discussion of assets pledged and collateral received in securities financing agreements see Note 31 on pages 280–281 of this Annual Report.

JPMorgan Chase & Co. / 2010 Annual Report	219

Notes to consolidated financial statements

Note 14 – Loans
Loan accounting framework
The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. The Firm accounts for loans based on the following categories:
•	Originated or purchased loans held-for-investment (other than purchased credit-impaired (“PCI”) loans);
•	Loans held-for-sale;
•	Fair value loans;
•	PCI loans held-for-investment
The following provides a detailed accounting discussion of these loan categories:
Loans held-for-investment (other than PCI loans)
Originated or purchased loans held-for-investment, other than PCI loans, are measured at the principal amount outstanding, net of the following: allowance for loan losses; net charge-offs; interest applied to principal (for loans accounted for on the cost recovery method); unamortized discounts and premiums; and deferred loan fees or cost.
Interest income
Interest income on performing loans held-for-investment, other than PCI loans, is accrued and recognized as interest income at the contractual rate of interest. Purchase price discounts or premiums, as well as net deferred loan fees or costs, are amortized into interest income over the life of the loan to produce a level rate of return.
Nonaccrual loans
Nonaccrual loans are those on which the accrual of interest has been suspended. Loans (other than credit card loans and certain consumer loans insured by U.S. government agencies) are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, which is generally determined when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. A loan is determined to be past due when the minimum payment is not received from the borrower by the contractually specified due date or for certain loans (e.g., residential real estate loans), when a monthly payment is due and unpaid for 30 days or more. All interest accrued but not collected is reversed against interest income at the date a loan is placed on nonaccrual status. In addition, the amortization of deferred amounts is suspended. In certain cases, interest income on nonaccrual loans may be recognized to the extent cash is received (i.e., cash basis) when the recorded loan balance is deemed fully collectible; however, if there is doubt regarding the ultimate collectability of the recorded loan balance, all interest cash receipts are applied to reduce the carrying value of the loan (the cost recovery method).
A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan.
As permitted by regulatory guidance, credit card loans are generally exempt from being placed on nonaccrual status; accordingly, interest and fees related to credit card loans continue to accrue until the loan is charged off or paid in full. However, the Firm separately establishes an allowance for the estimated uncollectible portion of billed and accrued interest and fee income on credit card loans.
Allowance for loan losses
The allowance for loan losses represents the estimated probable losses on held-for-investment loans. Changes in the allowance for loan losses are recorded in the Provision for credit losses on the Firm’s Consolidated Statements of Income. See Note 15 on pages 239–243 for further information on the Firm’s accounting polices for the allowance for loan losses.
Charge-offs
Wholesale loans and risk-rated business banking and auto loans are charged off against the allowance for loan losses when it is highly certain that a loss has been realized. This determination includes many factors, including the prioritization of the Firm’s claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity.
Consumer loans, other than risk-rated business banking and auto loans and PCI loans, are generally charged off to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council (“FFIEC”) policy. Residential mortgage loans and scored business banking loans are generally charged down to estimated net realizable value at no later than 180 days past due. Certain consumer loans, including auto loans and non-government guaranteed student loans, are generally charged down to estimated net realizable value at 120 days past due. The Firm regularly assesses the assumptions that it uses to estimate these net realizable values, and updates the underlying assumptions as necessary to further refine its estimates.
Credit card loans are charged off by the end of the month in which the account becomes 180 days past due, or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.
Certain impaired loans are deemed collateral-dependent because repayment of the loan is expected to be provided solely by the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources. Impaired collateral-dependent loans are charged-off to the fair value of the collateral, less costs to sell. See Note 15 on pages 239–243 for information on the Firm’s charge-off and valuation policies for collateral-dependent loans.

220	JPMorgan Chase & Co. / 2010 Annual Report

Loans held-for-sale
Held-for-sale loans are measured at the lower of cost or fair value, with valuation changes recorded in noninterest revenue. For wholesale loans, the valuation is performed on an individual loan basis. For consumer loans, the valuation is performed on a portfolio basis.
Interest income on loans held-for-sale is accrued and recognized based on the contractual rate of interest.
Loan origination fees or costs and purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred fees and discounts or premiums are an adjustment to the basis of the loan and therefore are included in the periodic determination of the lower of cost or fair value adjustments and/or the gain or losses recognized at the time of sale.
Held-for-sale loans are subject to the nonaccrual policies described above.
Because held-for-sale loans are recognized at the lower of cost or fair value, the Firm’s allowance for loan losses and charge-off policies do not apply to these loans.
Fair value loans
Loans used in a trading strategy or risk managed on a fair value basis are measured at fair value, with changes in fair value recorded in noninterest revenue.
For these loans, the earned current contractual interest payment is recognized in interest income. Changes in fair value are recognized in noninterest revenue. Loan origination fees are recognized upfront in noninterest revenue. Loan origination costs are recognized in the associated expense category as incurred.
Because these loans are recognized at fair value, the Firm’s nonaccrual, allowance for loan losses, and charge-off policies do not apply to these loans.
See Note 4 on pages 187–189 of this Annual Report for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 and Note 4 on pages 170–187 and 187–189 of this Annual Report for further information on loans carried at fair value and classified as trading assets.
PCI loans
PCI loans held-for-investment are initially measured at fair value. PCI loans have evidence of credit deterioration since the loan’s origination date and therefore it is probable, at acquisition, that all contractually required payments will not be collected. Because PCI loans are initially measured at fair value, which includes an estimate of future credit losses, no allowance for loan losses related to PCI loans is recorded at the acquisition date. See page 233 of this Note for information on accounting for PCI loans subsequent to their acquisition.
Loan classification changes
Loans in the held-for-investment portfolio that management decides to sell are transferred to the held-for-sale portfolio at the lower of cost or fair value on the date of transfer. Credit-related losses are charged against the allowance for loan losses; losses due to changes in interest rates or foreign currency exchange rates are recognized in noninterest revenue.
In certain limited cases, loans in the held-for-sale portfolio that management decides to retain are transferred to the held-for-investment portfolio at the lower of cost or fair value on the date of transfer. These loans are subsequently assessed for impairment based on the Firm’s allowance methodology. For a further discussion of the methodologies used in establishing the Firm’s allowance for loan losses, see Note 15 on pages 239–243 of this Annual Report.
Loan modifications
The Firm seeks to modify certain loans in conjunction with its loss-mitigation activities. Through the modification, JPMorgan Chase grants one or more concessions to a borrower who is experiencing financial difficulty in order to minimize the Firm’s economic loss, avoid foreclosure or repossession of the collateral and to ultimately maximize payments received by the Firm from the borrower. The concessions granted vary by program and by borrower-specific characteristics, and may include interest rate reductions, term extensions, payment deferrals, or the acceptance of equity or other assets in lieu of payments. In certain limited circumstances, loan modifications include principal forgiveness.
Such modifications are accounted for and reported as troubled debt restructurings (“TDRs”). A loan that has been modified in a TDR is generally considered to be impaired until it matures, is repaid, or is otherwise liquidated, regardless of whether the borrower performs under the modified terms. In certain limited cases, the effective interest rate applicable to the modified loan is at or above the current market rate at the time of the restructuring. In such circumstances, and assuming that the loan subsequently performs under its modified terms and the Firm expects to collect all contractual principal and interest cash flows, the loan is disclosed as impaired and as a TDR only during the year of the modification; in subsequent years, the loan is not disclosed as an impaired loan or as a TDR so long as repayment of the restructured loan under its modified terms is reasonably assured.
Loans, except for credit card loans, modified in a TDR are generally placed on nonaccrual status, although in most cases such loans were already on nonaccrual status prior to modification. These loans may be returned to performing status (resuming the accrual of interest) if the following criteria are met: (a) the borrower has performed under the modified terms for a minimum of six months and/or six payments, and (b) the Firm has an expectation that repayment of the modified loan is reasonably assured based on, for example, the borrower’s debt capacity and level of future earnings, collateral values, LTV ratios, and other current market considerations.

JPMorgan Chase & Co. / 2010 Annual Report	221

Notes to consolidated financial statements

Because TDRs are considered to be impaired, these loans are evaluated for an asset-specific allowance, which considers the expected re-default rates for the modified loans and is determined based on the same methodology used to estimate the Firm’s asset-specific allowance component regardless of whether the loan is performing and has been returned to accrual status. For further discussion of the methodology used to estimate the Firm’s asset-specific allowance, see Note 15 on pages 239–243 of this Annual Report.
Foreclosed property
The Firm acquires property from borrowers through loan restructurings, workouts, and foreclosures. Property acquired may include real property (e.g., residential real estate, land, buildings, and fixtures) and commercial and personal property (e.g., aircraft, railcars, and ships).
At the time JPMorgan Chase takes physical possession, the property is recorded in other assets on the Consolidated Balance Sheets at fair value less estimated costs to sell. Each quarter the fair value of the acquired property is reviewed and adjusted, if necessary. Subsequent changes to fair value are charged/credited to noninterest revenue. Operating expense, such as real estate taxes and maintenance, are charged to other expense.

Loan Portfolio
The Firm's loan portfolio is divided into three portfolio segments, which are the same segments used by the Firm to determine the allowance for loan losses: Wholesale; Consumer, excluding credit card; and Credit Card. Within each portfolio segment, the Firm monitors and assesses the credit risk in the following classes of loans, based on the risk characteristics of each loan class:

Wholesale(a)	Consumer, excluding credit card(b)	Credit Card
• Commercial and industrial • Real estate • Financial institutions • Government agencies • Other
Residential real estate – excluding PCI

•   Home equity – senior lien

•   Home equity – junior lien

•   Prime mortgage, including option ARMs

•   Subprime mortgage

Other consumer loans

•   Auto(c)

•   Business banking(c)

•   Student and other

Residential real estate – PCI

•   Home equity

•   Prime mortgage

•   Subprime mortgage

•   Option ARMs

• Chase, excluding accounts originated by Washington Mutual • Accounts originated by Washington Mutual

(a)	Includes loans reported in Investment Bank, Commercial Banking, Treasury & Securities Services, Asset Management and Corporate/Private Equity segments.

(b)	Includes RFS and residential real estate loans reported in the Corporate/Private Equity segment.

(c)	Includes risk-rated loans that apply the Firm’s wholesale methodology for determining the allowance for loan losses; these loans are managed by RFS, and therefore for consistency in presentation, are included with the other consumer loan classes.

222	JPMorgan Chase & Co. / 2010 Annual Report

The following table summarizes the Firm’s loan balances by portfolio segment:

		Consumer, excluding
December 31, 2010 (in millions)	Wholesale	credit card	Credit Card	Total

Retained(a)	$222,510	$327,464	$135,524	$685,498	(b)
Held-for-sale	3,147	154	2,152	5,453
At fair value	1,976	—	—	1,976

Total	$227,633	$327,618	$137,676	$692,927

		Consumer, excluding
December 31, 2009 (in millions)	Wholesale	credit card	Credit Card	Total

Retained	$200,077	$348,355	$78,786	$627,218	(b)
Held-for-sale	2,734	2,142	—	4,876
At fair value	1,364	—	—	1,364

Total	$204,175	$350,497	$78,786	$633,458

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated $84.7 billion of loans associated with Firm-sponsored credit card securitization trusts; $15.1 billion of wholesale loans; and $4.8 billion of loans associated with certain other consumer securitization entities, primarily mortgage-related. For further information, see Note 16 on pages 244–259 of this Annual Report.

(b)	Loans (other than PCI loans and those for which the fair value option has been selected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $1.9 billion and $1.4 billion at December 31, 2010 and 2009, respectively.
On an on-going basis, the Firm manages its exposure to credit risk. Selling loans is one way that the Firm reduces its credit exposures. The following table provides information about the Firm’s loan sales by portfolio segment.

Year ended December 31, (in millions)	2010	2009	2008

Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Wholesale	$215	$291	$(2,647)
Consumer, excluding credit card	265	127	(11)
Credit Card	(16)	21	150

Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$464	$439	$(2,508)

(a)	Excludes sales related to loans accounted for at fair value.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers from large corporate and institutional clients to certain high-net worth individuals.
The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. Risk ratings are used to identify the credit quality of loans and differentiate risk within the portfolio. Risk ratings on loans consider the probability of default (“PD”) and the loss given default (“LGD”). PD is the likelihood that a loan will not be repaid at default. The LGD is the estimated loss on the loan that would be realized upon the default of the borrower and takes into consideration collateral and structural support for each credit facility.
Management considers several factors to determine an appropriate risk rating, including the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. Risk ratings generally represent ratings profiles similar to those defined by S&P and
Moody’s. Investment grade ratings range from “AAA/Aaa” to “BBB-/Baa3”. Noninvestment grade ratings are further classified as noncriticized (“BB+/Ba1 and B-/B3”) and criticized (“CCC+”/”Caa1 and lower”), and the criticized portion is further subdivided into performing and nonaccrual loans, representing management’s assessment of the collectibility of principal and interest. Criticized loans have a higher probability of default than noncriticized loans.
Risk ratings are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary for updated information affecting the obligor’s ability to fulfill its obligations.
As noted above, the risk rating of a loan considers the industry in which the obligor conducts its operations. As part of the overall credit risk management framework, the Firm focuses on the management and diversification of its industry and client exposures, with particular attention paid to industries with actual or potential credit concern. See Note 5 on pages 189–190 in this Annual Report for further detail on industry concentrations.

JPMorgan Chase & Co. / 2010 Annual Report	223

Notes to consolidated financial statements
The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial
As of or for the year ended December 31,	and industrial		Real estate
(in millions, except ratios)	2010	2009	2010	2009

Loans by risk ratings
Investment grade	$31,697	$31,203	$28,504	$31,986
Noninvestment grade:
Noncriticized	30,874	28,714	16,425	14,462
Criticized performing	2,371	6,079	5,769	7,859
Criticized-total nonaccrual	1,634	2,245	2,937	2,888

Total noninvestment grade	34,879	37,038	25,131	25,209

Total retained loans	$66,576	$68,241	$53,635	$57,195

% of total criticized to total retained loans	6.02%	12.20%	16.23%	18.79%
% of nonaccrual loans to total retained loans	2.45	3.29	5.48	5.05

Loans by geographic distribution(a)
Total non-U.S.	$17,731	$19,138	$1,963	$2,227
Total U.S.	48,845	49,103	51,672	54,968

Total retained loans	$66,576	$68,241	$53,635	$57,195

Net charge-offs	$403	$1,243	$862	$688
% of net charge-offs to retained loans(b)	0.61%	1.82%	1.61%	1.20%

Loan delinquency(c)
Current and less than 30 days past due and still accruing	$64,501	$65,692	$50,299	$53,370
30–89 days past due and still accruing	434	276	290	823
90 or more days past due and still accruing(d)	7	28	109	114
Nonaccrual	1,634	2,245	2,937	2,888

Total retained loans	$66,576	$68,241	$53,635	$57,195

(a)	U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)	Ratios were calculated using end-of-period retained loans.

(c)	For wholesale loans, the past due status of a loan is generally not a significant indicator of credit quality due to the ongoing review and monitoring of an obligor’s ability to meet contractual obligations. For a discussion of more significant factors, see page 223 of this Note.

(d)	Represents loans that are 90 days or more past due as to principal and/or interest, but that are still accruing interest; these loans are considered well-collateralized.

(e)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated $15.1 billion of wholesale loans. For further information, see Note 16 on pages 244–259 of this Annual Report.

(f)	Other primarily includes loans to special purpose entities and loans to private banking clients. See Note 1 on page 164–165 of this Annual Report for additional information on SPEs.
The following table presents additional information on the real estate class of loans within the wholesale portfolio segment for the periods ended December 31, 2010 and 2009. The real estate class primarily consists of secured commercial loans mainly to borrowers for multi-family and commercial lessor properties. Multi-family lending specifically finances apartment buildings. Commercial lessors receive financing specifically for real estate leased to retail, office and industrial tenants. The commercial construction and development loans represent financing for the construction of apartments, office and professional buildings and malls. Other real estate loans include lodging, real estate investment trusts (“REITs”), single-family, homebuilders and other real estate.

December 31,	Multi-family		Commercial lessors
(in millions, except ratios)	2010	2009	2010	2009

Real estate retained loans	$30,604	$31,077	$15,796	$15,170
Criticized exposure	3,798	3,942	3,593	3,855
% of total real estate retained loans	12.41%	12.68%	22.75%	25.41%
Criticized nonaccrual	$1,016	$1,109	$1,549	$687
% of total real estate retained loans	3.32%	3.57%	9.81%	4.53%

224	JPMorgan Chase & Co. / 2010 Annual Report

(table continued from previous page)

Financial						Total
institutions		Government agencies		Other(e)(f)		retained loans(e)
2010	2009	2010	2009	2010	2009	2010	2009

$22,525	$14,878	$6,871	$6,684	$56,450	$33,780	$146,047	$118,531

8,480	8,319	382	624	6,012	6,704	62,173	58,823
317	1,201	3	28	320	997	8,780	16,164
136	729	22	5	781	692	5,510	6,559

8,933	10,249	407	657	7,113	8,393	76,463	81,546

$31,458	$25,127	$7,278	$7,341	$63,563	$42,173	$222,510	$200,077

1.44%	7.68%	0.34%	0.45%	1.73%	4.00%	6.42%	11.36%
0.43	2.90	0.30	0.07	1.23	1.64	2.48	3.28

$19,756	$11,755	$870	$1,707	$25,831	$18,790	$66,151	$53,617
11,702	13,372	6,408	5,634	37,732	23,383	156,359	146,460

$31,458	$25,127	$7,278	$7,341	$63,563	$42,173	$222,510	$200,077

$72	$734	$2	$—	$388	$467	$1,727	$3,132
0.23%	2.92%	0.03%	—%	0.61%	1.11%	0.78%	1.57%

$31,289	$24,324	$7,222	$7,321	$61,837	$40,785	$215,148	$191,492
31	68	34	15	704	512	1,493	1,694
2	6	—	—	241	184	359	332
136	729	22	5	781	692	5,510	6,559

$31,458	$25,127	$7,278	$7,341	$63,563	$42,173	$222,510	$200,077

(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
2010	2009	2010	2009	2010	2009

$3,395	$4,599	$3,840	$6,349	$53,635	$57,195
619	1,359	696	1,591	8,706	10,747
18.23%	29.55%	18.13%	25.06%	16.23%	18.79%
$174	$313	$198	$779	$2,937	$2,888
5.13%	6.81%	5.16%	12.27%	5.48%	5.05%

JPMorgan Chase & Co. / 2010 Annual Report	225

Notes to consolidated financial statements
Wholesale impaired loans and loan modifications
Wholesale impaired loans include loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15 on pages 239–243 of this Annual Report.
The table below set forth information about the Firm’s wholesale impaired loans.

	Commercial				Financial		Government				Total
December 31,	and industrial		Real estate		institutions		agencies		Other		retained loans
(in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Impaired loans
With an allowance	$1,512	$2,171	$2,510	$2,998	$127	$579	$22	$4	$697	$595	$4,868	$6,347
Without an allowance(a)	157	89	445	363	8	149	—	—	8	12	618	613

Total impaired loans	$1,669	$2,260	$2,955	$3,361	$135	$728	$22	$4	$705	$607	$5,486	$6,960

Allowance for loan losses related to impaired loans(b)	$435	$454	$825	$1,212	$61	$165	$14	$1	$239	$214	$1,574	$2,046
Unpaid principal balance of impaired loans(c)	2,453	3,042	3,487	3,649	244	918	30	4	1,046	760	7,260	8,373

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)	The allowance for impaired loans is included in JPMorgan Chase’s asset-specific allowance for loan losses.

(c)	Represents the contractual amount of principal owed at December 31, 2010 and 2009. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and discount or premiums on purchased loans.
The following table presents the Firm’s average impaired loans for the years ended 2010, 2009 and 2008.

For the year ended
December 31,	Impaired loans (average)
(in millions)	2010	2009	2008

Commercial and industrial	$1,655	$1,767	$337
Real estate	3,101	2,420	389
Financial institutions	304	685	49
Government agencies	5	4	1
Other	884	468	120

Total(a)	$5,949	$5,344	$896

(a)	The related interest income on accruing impaired loans, largely in real estate, was $21 million, $15 million and zero for the years ended December 31, 2010, 2009 and 2008. The interest income recognized on a cash basis was not material for the years 2010, 2009 and 2008.
The following table provides information about the Firm’s wholesale loans modified in troubled debt restructurings. These TDR loans are included as impaired loans in the above tables.

	Commercial and				Financial		Government				Total
December 31,	industrial		Real estate		institutions		agencies		Other		retained loans
(in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Loans modified in troubled debt restructurings(a)	$212	$253	$907	$856	$1	$—	$22	$—	$1	$—	$1,143	$1,109
TDRs on nonaccrual status	163	222	831	269	1	—	22	—	1	—	1,018	491
Additional commitments to lend to borrowers whose loans have been modified in TDRs	1	33	—	6	—	—	—	—	—	—	1	39

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

226	JPMorgan Chase & Co. / 2010 Annual Report

Consumer loan portfolio
Consumer loans, excluding credit card loans, consist primarily of residential mortgages, home equity loans, auto loans, business banking loans, and student and other loans, with a primary focus on serving the prime consumer credit market. The portfolio also includes home equity loans secured by junior liens and mortgage loans with interest-only payment options to predominantly prime borrowers, as well as certain payment-option loans originated by Washington Mutual that may result in negative amortization.
The table below provides information about consumer retained loans by class, excluding the credit card loan portfolio segment.

December 31, (in millions)	2010	2009

Residential real estate – excluding PCI
Home equity:
Senior lien(a)	$24,376	$27,376
Junior lien(b)	64,009	74,049
Mortgages:
Prime, including option ARMs(c)	74,539	75,428
Subprime(c)	11,287	12,526
Other consumer loans
Auto(c)	48,367	46,031
Business banking	16,812	16,974
Student and other(c)	15,311	14,726
Residential real estate – PCI
Home equity	24,459	26,520
Prime mortgage	17,322	19,693
Subprime mortgage	5,398	5,993
Option ARMs	25,584	29,039

Total retained loans	$327,464	$348,355

(a)	Represents loans where JPMorgan Chase holds the first security interest on the property.

(b)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(c)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated $4.8 billion of certain consumer loan securitization entities, primarily mortgage-related. For further information, see Note 16 on pages 244–259 of this Annual Report.
Delinquency rates are a primary credit quality indicator for consumer loans. Loans that are more than 30 days past due provide an early warning of borrowers that may be experiencing financial difficulties and/or who may be unable or unwilling to repay the loan. As the loan continues to age, it becomes more clear that the borrower is likely either unable or unwilling to pay. In the case of residential real estate loans, late-stage delinquencies (greater than 150 days past due) are a strong indicator of loans that will ultimately result in a short sale or foreclosure. In addition to delinquency rates, other credit quality indicators for consumer loans vary based on the class of loan, as follows:
•	For residential real estate loans, including both non-PCI and PCI portfolios, the current estimated loan-to-value (“LTV”) ratio, or the combined LTV ratio in the case of loans with a junior lien, is an indicator of the potential loss severity in the event of default. Additionally, LTV or combined LTV can provide insight into a borrower’s continued willingness to pay, as the delinquency rate of high-LTV loans tends to be greater than that for loans where the borrower has equity in the collateral. The geographic distribution of the loan collateral also provides in-sight as to the credit quality of the portfolio, as factors such as the regional economy, home price changes and specific events such as hurricanes, earthquakes, etc. will affect credit quality. The borrowers’ current or “refreshed” FICO score is a secondary credit-quality indicator for certain loans, as FICO scores are an indication of the borrower’s credit payment history. Thus, a loan to a borrower with a low FICO score (660 or below) is considered to be of higher risk than a loan to a borrower with a high FICO score. Further, a loan to a borrower with a high LTV ratio and a low FICO score is at greater risk of default than a loan to a borrower that has both a high LTV ratio and a high FICO score.

•	For auto, scored business banking and student loans, geographic distribution is an indicator of the credit performance of the portfolio. Similar to residential real estate loans, geographic distribution provides insights into the portfolio performance based on regional economic activity and events.

•	Risk-rated business banking and auto loans are similar to wholesale loans in that the primary credit quality indicators are the risk rating that is assigned to the loan and whether the loans are considered to be criticized and/or nonaccrual. Risk ratings are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary for updated information affecting borrowers’ ability to fulfill their obligations. Consistent with other classes of consumer loans, the geographic distribution of the portfolio provides insights into portfolio performance based on regional economic activity and events.

JPMorgan Chase & Co. / 2010 Annual Report	227

Notes to consolidated financial statements
Residential real estate – excluding PCI loans
The tables below provide information by class for residential real estate (excluding PCI) retained loans in the consumer, excluding credit card portfolio segment.

	Home equity
As of or for the year ended	Senior lien		Junior lien
December 31, (in millions, except ratios)	2010	2009	2010	2009

Net charge-offs	$262	$234	$3,182	$4,448
% of net charge-offs to retained loans	1.00%	0.80%	4.63%	5.62%

Loan delinquency
Current and less than 30 days past due	$23,615	$26,543	$62,315	$71,534
30–149 days past due	414	512	1,508	2,224
150 or more days past due	347	321	186	291

Total retained loans	$24,376	$27,376	$64,009	$74,049

% of 30+ days past due to total retained loans	3.12%	3.04%	2.65%	3.40%
90 or more days past due and still accruing	$—	$—	$—	$—
Nonaccrual loans(a)	479	477	784	1,188

Current estimated LTV ratios(b)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$528	$472	$6,928	$6,788
Less than 660	238	235	2,495	2,703

101% to 125% and refreshed FICO scores:
Equal to or greater than 660	974	933	9,403	10,616
Less than 660	325	319	2,873	3,277

80% to 100% and refreshed FICO scores:
Equal to or greater than 660	2,860	3,038	13,333	16,098
Less than 660	738	825	3,155	3,657

Less than 80% and refreshed FICO scores:
Equal to or greater than 660	15,994	18,591	22,527	27,225
Less than 660	2,719	2,963	3,295	3,685

U.S. government-guaranteed	—	—	—	—

Total retained loans	$24,376	$27,376	$64,009	$74,049

Geographic region
California	$3,348	$3,658	$14,656	$16,990
New York	3,272	3,438	12,278	13,456
Texas	3,594	4,306	2,239	2,711
Florida	1,088	1,198	3,470	4,123
Illinois	1,635	1,795	4,248	4,849
Ohio	2,010	2,338	1,568	1,865
New Jersey	732	777	3,617	4,090
Michigan	1,176	1,329	1,618	1,900
Arizona	1,481	1,648	2,979	3,582
Washington	776	868	2,142	2,481
All other(e)	5,264	6,021	15,194	18,002

Total retained loans	$24,376	$27,376	$64,009	$74,049

(a)	At December 31, 2010 and 2009, nonaccrual loans excluded mortgage loans insured by U.S. government agencies of $10.5 billion and $9.0 billion, respectively, that are 90 days past due and accruing at the guaranteed reimbursement rate. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(b)	Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models utilizing nationally recognized home price index valuation estimates and do not represent actual appraised loan level collateral values; as such, the resulting ratios are necessarily imprecise and should be viewed as estimates.

(c)	Junior lien represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(d)	Refreshed FICO scores represent each borrower’s most recent credit score obtained by the Firm; current FICO scores are obtained at least quarterly.

(e)	At December 31, 2010 and 2009, includes prime mortgage loans insured by U.S. government agencies of $12.9 billion and $10.8 billion, respectively.

(f)	At December 31, 2010 and 2009, includes 30+ day delinquent mortgage loans that are insured by U.S. government agencies of $11.4 billion and $9.7 billion, respectively. These amounts are considered current as reimbursement of insured amounts is proceeding normally.

228	JPMorgan Chase & Co. / 2010 Annual Report

(table continued from previous page)

Mortgages				Total residential real
Prime, including option ARMs		Subprime		estate (excluding PCI)
2010	2009	2010	2009	2010	2009

$1,627	$1,957	$1,374	$1,648	$6,445	$8,287
2.15%	2.51%	10.82%	11.86%	3.52%	4.14%

$69,562 (f)	$69,458 (f)	$8,477	$8,294	$163,969	$175,829
1,576	2,629	1,184	1,883	4,682	7,248
3,401	3,341	1,626	2,349	5,560	6,302

$74,539	$75,428	$11,287	$12,526	$174,211	$189,379

6.68%	7.91%	24.90%	33.79%	5.88%	7.15%
$—	$—	$—	$—	$—	$—
4,320	4,667	2,210	3,248	7,793	9,580

$3,039	$2,435	$338	$335	$10,833	$10,030
1,595	1,339	1,153	1,169	5,481	5,446

4,733	4,763	506	593	15,616	16,905
1,775	1,913	1,486	1,902	6,459	7,411

10,720	12,889	925	1,094	27,838	33,119
2,786	3,152	1,955	2,663	8,634	10,297

32,385	33,368	2,252	2,063	73,158	81,247
4,557	4,803	2,672	2,707	13,243	14,158

12,949	10,766	—	—	12,949	10,766

$74,539	$75,428	$11,287	$12,526	$174,211	$189,379

$19,278	$21,538	$1,730	$1,720	$39,012	$43,906
9,587	9,784	1,381	1,535	26,518	28,213
2,569	2,185	345	407	8,747	9,609
4,840	5,293	1,422	1,625	10,820	12,239
3,765	3,250	468	584	10,116	10,478
462	461	275	299	4,315	4,963
2,026	2,207	534	617	6,909	7,691
963	1,009	294	324	4,051	4,562
1,320	1,414	244	301	6,024	6,945
2,056	2,174	247	274	5,221	5,797
27,673	26,113	4,347	4,840	52,478	54,976

$74,539	$75,428	$11,287	$12,526	$174,211	$189,379

JPMorgan Chase & Co. / 2010 Annual Report	229

Notes to consolidated financial statements

Residential real estate impaired loans and loan
modifications – excluding PCI loans
The Firm is participating in the U.S. Treasury’s Making Home Affordable (“MHA”) programs and is continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the MHA programs.
MHA, as well as the Firm’s other loss-mitigation programs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and deferral of principal payments that would otherwise have been required under the terms of the original agreement. Principal forgiveness has been limited to a specific modification program for option ARMs.
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
Modifications of residential real estate loans other than PCI loans are generally accounted for and reported as TDRs. For further discussion of the accounting for loan modifications and TDRs, see Loan modifications on pages 221–222 of this Note.

The tables below set forth information about the Firm’s residential real estate impaired loans, excluding PCI. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15 on pages 239–243 of this Annual Report.

	Home equity				Mortgages				Total residential real
December 31,	Senior lien		Junior lien		Prime, including option ARMs		Subprime		estate (excluding PCI)
(in millions)	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Impaired loans(a)(b)
With an allowance	$211	$167	$258	$221	$1,525	$552	$2,563	$1,952	$4,557	$2,892
Without an allowance(c)	15	1	25	1	559	90	188	46	787	138

Total impaired loans(d)	$226	$168	$283	$222	$2,084	$642	$2,751	$1,998	$5,344	$3,030

Allowance for loan losses related to impaired loans	$77	$73	$82	$100	$97	$70	$555	$494	$811	$737

Unpaid principal balance of impaired loans(e)	265	178	402	273	2,751	783	3,777	2,303	7,195	3,537
Impaired loans on nonaccrual status	38	30	63	43	534	249	632	598	1,267	920

(a)	Represents loans modified in a TDR. These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	There are no additional commitments to lend to borrowers whose loans have been modified in TDRs as of December 31, 2010 and 2009.

(c)	When discounted cash flows or collateral value equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(d)	At December 31, 2010 and 2009, $3.0 billion and $296 million, respectively, of loans modified subsequent to repurchase from Ginnie Mae were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Substantially all amounts due under the terms of these loans continue to be insured and, where applicable, reimbursement of insured amounts is proceeding normally.

(e)	Represents the contractual amount of principal owed at December 31, 2010 and 2009. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and discounts or premiums on purchased loans.
The following table presents average impaired loans and the related interest income reported by the Firm.

							Interest income on impaired
For the year ended December 31,	Impaired loans (average)			Interest income on impaired loans(a)			loans on a cash basis(a)
(in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008

Home equity
Senior lien	$207	$142	$39	$15	$7	$2	$1	$1	$—
Junior lien	266	187	39	10	9	3	1	1	—
Mortgages
Prime, including option ARMs	1,530	496	41	70	34	2	14	8	—
Subprime	2,539	1,948	690	121	98	47	19	6	2

Total residential real estate (excluding PCI)	$4,542	$2,773	$809	$216	$148	$54	$35	$16	$2

(a)	Generally, interest income on loans modified in a TDR is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms. As of December 31, 2010 and 2009, loans of $580 million and $256 million, respectively, are TDRs for which the borrowers have not yet made six payments under their modified terms.

230	JPMorgan Chase & Co. / 2010 Annual Report

Other consumer loans
The tables below provide information for other consumer retained loan classes, including auto, business banking and student loans.

As of or for the year ended
December 31,	Auto(c)		Business banking		Student and other(c)		Total other consumer
(in millions, except ratios)	2010	2009	2010	2009	2010	2009	2010	2009

Net charge-offs	$298	$627	$707	$842	$459	$443	$1,464	$1,912
% of net charge-offs to retained loans	0.63%	1.44%	4.23%	4.73%	2.85%	2.90%	1.82%	2.49%

Loan delinquency
Current and less than 30 days past due	$47,778	$45,281	$16,240	$16,277	$15,074 (d)	$14,479 (d)	$79,092	$76,037
30–119 days past due	579	720	351	427	232	240	1,162	1,387
120 or more days past due	10	30	221	270	5	7	236	307

Total retained loans	$48,367	$46,031	$16,812	$16,974	$15,311	$14,726	$80,490	$77,731

% of 30+ days past due to total retained loans	1.22%	1.63%	3.40%	4.11%	1.55%	1.68%	1.74%	2.18%

90 or more days past due and still accruing	$—	$—	$—	$—	$625	$542	$625	$542

Nonaccrual loans(a)	141	177	832	826	67	74	1,040	1,077

Geographic region
California	$4,307	$4,440	$851	$515	$1,330	$1,304	$6,488	$6,259
New York	3,875	3,756	2,877	3,040	1,305	1,243	8,057	8,039
Texas	4,505	4,330	2,550	2,487	1,273	1,197	8,328	8,014
Florida	1,923	1,750	220	166	722	715	2,865	2,631
Illinois	2,608	2,440	1,320	1,380	940	868	4,868	4,688
Ohio	2,961	3,153	1,647	1,783	1,010	957	5,618	5,893
New Jersey	1,842	1,776	422	426	502	475	2,766	2,677
Michigan	2,434	2,108	1,401	1,613	729	686	4,564	4,407
Arizona	1,499	1,479	1,218	1,210	387	366	3,104	3,055
Washington	716	627	115	84	279	266	1,110	977
All other	21,697	20,172	4,191	4,270	6,834	6,649	32,722	31,091

Total retained loans	$48,367	$46,031	$16,812	$16,974	$15,311	$14,726	$80,490	$77,731

Loans by risk ratings(b)
Noncriticized	$5,803	$4,564	$10,831	$10,450	NA	NA	$16,634	$15,014
Criticized performing	265	448	502	517	NA	NA	767	965
Criticized nonaccrual	12	39	574	542	NA	NA	586	581

(a)	At December 31, 2010 and 2009, excludes student loans that are 90 days past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $625 million and $542 million, respectively. These amounts are excluded as reimbursement of insured amounts is proceeding normally.

(b)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk-rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(c)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon the adoption of the guidance, the Firm consolidated certain consumer loan securitization entities. For further information, see Note 16 on pages 244–259 of this Annual Report.

(d)	Includes 30+ day delinquent loans that are 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $1.1 billion and $942 million at December 31, 2010 and 2009, respectively. These amounts are considered current as reimbursement of insured amounts is proceeding normally.

JPMorgan Chase & Co. / 2010 Annual Report	231

Notes to consolidated financial statements
Other consumer impaired loans
The tables below set forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and any loan that has been modified in a troubled debt restructuring.

	Auto		Business banking		Total other consumer(c)
December 31, (in millions)	2010	2009	2010	2009	2010	2009

Impaired loans
With an allowance	$102	$118	$774	$500	$876	$618
Without an allowance(a)	—	—	—	—	—	—

Total impaired loans	$102	$118	$774	$500	$876	$618

Allowance for loan losses related to impaired loans	$16	$30	$248	$129	$264	$159

Unpaid principal balance of impaired loans(b)	132	137	899	577	1,031	714

(a)	When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)	Represents the contractual amount of principal owed at December 31, 2010 and 2009. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and discounts or premiums on purchased loans.

(c)	There were no student and other loans modified in TDRs at December 31, 2010 and 2009.
The following table presents average impaired loans.

For the year ended December 31,	Impaired loans (average)(b)
(in millions)	2010	2009	2008

Auto	$120	$100	$71
Business banking	682	396	200

Total other consumer(a)	$802	$496	$271

(a)	There were no student and other loans modified in TDRs at December 31, 2010, 2009 and 2008.

(b)	The related interest income on impaired loans, including those on cash basis, were not material for the years 2010, 2009 and 2008.
The following table provides information about the Firm’s other consumer loans modified in troubled debt restructurings. These TDR loans are included as impaired loans in the tables above.

	Auto		Business banking		Total other consumer(c)
December 31, (in millions)	2010	2009	2010	2009	2010	2009

Loans modified in troubled debt restructurings(a)(b)	$91	$79	$395	$17	$486	$96
TDRs on nonaccrual status	39	30	268	16	307	46

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of December 31, 2010 and 2009 are immaterial.

(c)	There were no student and other loans modified in TDRs at December 31, 2010 and 2009.

232	JPMorgan Chase & Co. / 2010 Annual Report

Purchased credit-impaired (“PCI”) loans
PCI loans were determined to be credit-impaired upon acquisition based on specific risk characteristics of the loan, including product type, loan-to-value ratios, FICO scores, and past-due status. Upon acquisition, credit-impaired loans acquired in the same fiscal quarter may be aggregated into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. With respect to the Washington Mutual transaction, all of the consumer loans were aggregated into pools of loans with common risk characteristics.
PCI loans are initially recorded at fair value upon acquisition. For each PCI loan, or pool of loans, the Firm is required to estimate the total cash flows (both principal and interest) expected to be collected over the remaining life of the loan or pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions.
The excess of cash flows expected to be collected over the carrying value of the underlying loans is referred to as the accretable yield. This amount is not reported on the Firm’s Consolidated Balance Sheets but is accreted into interest income at a level rate of return over the remaining estimated lives of the underlying pools of loans. For variable-rate loans, expected future cash flows were initially based on the rate in effect at acquisition; expected future cash flows are recalculated as rates change over the lives of the loans.
On a quarterly basis, the Firm updates the amount of loan principal and interest cash flows expected to be collected. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows, discounted at the pool’s effective interest rate. Impairments are recognized through the provision and allowance for loan losses. Probable and significant increases in expected cash flows (e.g., decreased principal credit losses, the net benefit of modifications) would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining estimated lives of the underlying loans. The impacts of (i) pre-
payments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans – which may include sales of loans, receipt of payments in full by the borrower, or foreclosure – result in removal of the loan from the PCI portfolio.
If the timing and/or amounts of expected cash flows on PCI loans were determined not to be reasonably estimable, no interest would be accreted and the loans would be reported as nonaccrual loans; however, since the timing and amounts of expected cash flows for the Firm’s PCI consumer loans are reasonably estimable, interest is being accreted and the loans are being reported as performing loans.
Charge-offs are not recorded on PCI loans until actual losses exceed the estimated losses that were recorded as purchase accounting adjustments at acquisition date. To date, no charge-offs have been recorded for these consumer loans.
The PCI portfolio affects the Firm’s results of operations primarily through: (i) contribution to net interest margin; (ii) expense related to defaults and servicing resulting from the liquidation of the loans; and (iii) any provision for loan losses. The PCI loans acquired in the Washington Mutual transaction were funded based on the interest rate characteristics of the loans. For example, variable-rate loans were funded with variable-rate liabilities and fixed-rate loans were funded with fixed-rate liabilities with a similar maturity profile. A net spread will be earned on the declining balance of the portfolio, which is estimated as of December 31, 2010, to have a remaining weighted-average life of 7.0 years.
The Firm continues to modify certain PCI loans. The impact of these modifications is incorporated into the Firm’s quarterly assessment of whether a probable and significant change in expected cash flows has occurred, and the loans continue to be accounted for and reported as PCI loans. The impact of modifications on expected cash flows is estimated using the Firm’s experience with previously modified loans and other relevant data. Additionally, the Firm monitors the performance of modifications and updates and/or refines assumptions as experience and changes in circumstances or data warrant.

JPMorgan Chase & Co. / 2010 Annual Report	233

Notes to consolidated financial statements
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer PCI loans.

December 31,	Home equity		Prime mortgage
(in millions, except ratios)	2010	2009	2010	2009

Carrying value(a)	$24,459	$26,520	$17,322	$19,693
Related allowance for loan losses(b)	1,583	—	1,766	1,090

Loan delinquency (based on unpaid principal balance)
Current and less than 30 days past due	$25,783	$29,697	$13,035	$15,404
30–149 days past due	1,348	2,117	1,468	2,026
150 or more days past due	1,181	1,144	4,425	4,542

Total loans	$28,312	$32,958	$18,928	$21,972

% of 30+ days past due to total loans	8.93%	9.89%	31.13%	29.89%

Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$6,324	$6,139	$2,400	$1,935
Less than 660	4,052	4,401	2,744	2,244

101% to 125% and refreshed FICO scores:
Equal to or greater than 660	6,097	6,875	3,815	4,566
Less than 660	2,701	3,141	3,011	3,213

80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,019	5,713	1,970	3,364
Less than 660	1,483	1,930	1,857	2,594

Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	2,539	3,330	1,443	1,832
Less than 660	1,097	1,429	1,688	2,224

Total unpaid principal balance	$28,312	$32,958	$18,928	$21,972

Geographic region (based on unpaid principal balance)
California	$17,012	$19,749	$10,891	$12,657
New York	1,316	1,495	1,111	1,239
Texas	525	616	194	231
Florida	2,595	3,045	1,519	1,801
Illinois	627	723	562	650
Ohio	38	47	91	106
New Jersey	540	625	486	540
Michigan	95	113	279	307
Arizona	539	653	359	438
Washington	1,535	1,766	451	533
All other	3,490	4,126	2,985	3,470

Total unpaid principal balance	$28,312	$32,958	$18,928	$21,972

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

(b)	Management concluded as part of the Firm’s regular assessment of the PCI loan pools that it was probable that higher expected principal credit losses would result in a decrease in expected cash flows. As a result, an allowance for loan losses for impairment of these pools has been recognized.

(c)	Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum quarterly, based on home valuation models utilizing nationally recognized home price index valuation estimates and do not represent actual appraised loan level collateral values; as such the resulting ratios are necessarily imprecise and should be viewed as estimates. Current estimated combined LTV for junior lien home equity loans considers all available lien positions related to the property.

(d)	Refreshed FICO scores represent each borrower’s most recent credit score obtained by the Firm; current FICO scores are obtained at least quarterly.

234	JPMorgan Chase & Co. / 2010 Annual Report

(table continued from previous page)

Subprime mortgage		Option ARMs		Total PCI
2010	2009	2010	2009	2010	2009

$5,398	$5,993	$25,584	$29,039	$72,763	$81,245
98	—	1,494	491	4,941	1,581

$4,312	$4,531	$18,672	$23,709	$61,802	$73,341
1,020	1,383	2,215	4,010	6,051	9,536
2,710	3,107	9,904	9,660	18,220	18,453

$8,042	$9,021	$30,791	$37,379	$86,073	$101,330

46.38%	49.77%	39.36%	36.57%	28.20%	27.62%

$432	$409	$2,681	$4,081	$11,837	$12,564
2,129	2,084	6,330	6,761	15,255	15,490

424	481	4,292	5,518	14,628	17,440
1,663	1,877	5,005	6,291	12,380	14,522

374	497	4,152	4,925	10,515	14,499
1,477	1,917	3,551	4,213	8,368	10,654

186	179	2,281	2,549	6,449	7,890
1,357	1,577	2,499	3,041	6,641	8,271

$8,042	$9,021	$30,791	$37,379	$86,073	$101,330

$1,971	$2,244	$16,130	$19,637	$46,004	$54,287
736	774	1,703	1,848	4,866	5,356
435	476	155	191	1,309	1,514
906	1,049	3,916	5,106	8,936	11,001
438	480	760	896	2,387	2,749
122	135	131	156	382	444
316	350	1,064	1,166	2,406	2,681
214	245	345	448	933	1,113
165	194	528	708	1,591	1,993
178	200	745	877	2,909	3,376
2,561	2,874	5,314	6,346	14,350	16,816

$8,042	$9,021	$30,791	$37,379	$86,073	$101,330

JPMorgan Chase & Co. / 2010 Annual Report	235

Notes to consolidated financial statements
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the years ended December 31, 2010, 2009 and 2008.

Year ended December 31,	Total PCI
(in millions, except ratios)	2010	2009	2008

Balance, January 1	$25,544	$32,619	$—
Washington Mutual acquisition	—	—	39,454
Accretion into interest income	(3,232)	(4,363)	(1,292)
Changes in interest rates on variable rate loans	(819)	(4,849)	(5,543)
Other changes in expected cash flows(a)	(2,396)	2,137	—

Balance, December 31	$19,097	$25,544	$32,619
Accretable yield percentage	4.35%	5.14%	5.81%

(a)	Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the years ended December 31, 2010 and 2009, other changes in expected cash flows were principally driven by changes in prepayment assumptions, as well as reclassification to the nonaccretable difference. Such changes are expected to have an insignificant impact on the accretable yield percentage.
The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable rate products such as option ARM and home equity loans; and (ii) changes in prepayment assumptions.
To date, the decrease in the accretable yield percentage has been primarily related to a decrease in interest rates on variable-rate loans and, to a lesser extent, extended loan liquidation periods. Certain events, such as extended loan liquidation periods, affect the timing of expected cash flows but not the amount of cash expected to be received (i.e., the accretable yield balance). Extended loan liquidation periods reduce the accretable yield percentage because the same accretable yield balance is recognized against a higher-than-expected loan balance over a longer-than-expected period of time.

236	JPMorgan Chase & Co. / 2010 Annual Report

Credit card loans
The credit card portfolio segment includes credit card loans originated and purchased by the Firm, including those acquired in the Washington Mutual transaction. Delinquency rates are the primary credit quality indicator for credit card loans as they provide an early warning that borrowers may be experiencing difficulties (30-days past due), as well as information on those borrowers that have been delinquent for a longer period of time (90-days past due). In addition to delinquency rates, the geographic distribution of the loans provides insight as to the credit quality of the portfolio based on the regional economy.
The borrower’s credit score is another general indicator of credit quality. Because the borrower’s credit score tends to be a lagging indicator of credit quality, the Firm does not use credit scores as a primary indicator of credit quality. However, the distribution of such scores provides a general indicator of credit quality trends within the portfolio. Refreshed FICO score information for a random sample of the credit card portfolio is indicated in the table below, as FICO is considered to be the industry benchmark for credit scores.
The Firm generally originates new card accounts to prime consumer borrowers. However, certain cardholders’ refreshed FICO scores may change over time, depending on the performance of the cardholder and changes in credit score technology.

The table below sets forth information about the Firm’s Credit card loans.

As of or for the year ended December 31,	Chase, excluding		Washington Mutual
(in millions, except ratios)	Washington Mutual portfolio(e)		portfolio(e)		Total credit card
	2010	2009	2010	2009 (f)	2010	2009 (f)

Net charge-offs	$11,191	$6,466	$2,846	$3,168	$14,037	$9,634
% of net charge-offs to retained loans	8.73%	9.76%	17.73%	15.26%	9.73%	11.07%

Loan delinquency(a)(b)
Current and less than 30 days past due and still accruing	$117,248	$55,374	$12,670	$17,316	$129,918	$72,690
30 – 89 days past due and still accruing	2,092	1,638	459	974	2,551	2,612
90 or more days past due and still accruing	2,449	2,118	604	1,363	3,053	3,481
Nonaccrual loans	2	3	—	—	2	3

Total retained loans	$121,791	$59,133	$13,733	$19,653	135,524	$78,786

Loan delinquency ratios
% of 30 plus days past due to total retained loans	3.73%	6.35%	7.74%	11.89%	4.14%	7.73%
% of 90 plus days past due to total retained loans	2.01	3.58	4.40	6.94	2.25	4.42

Credit card loans by geographic region
California	$15,454	$7,115	$2,650	$3,873	$18,104	$10,988
New York	9,540	4,527	1,032	1,458	10,572	5,985
Texas	9,217	4,154	1,006	1,421	10,223	5,575
Florida	6,724	3,439	1,165	1,735	7,889	5,174
Illinois	7,077	3,166	542	771	7,619	3,937
Ohio	5,035	2,506	401	562	5,436	3,068
New Jersey	5,070	2,337	494	707	5,564	3,044
Michigan	3,956	1,977	273	397	4,229	2,374
Virginia	3,020	1,386	295	417	3,315	1,803
Pennsylvania	4,521	2,243	424	598	4,945	2,841
Washington	2,053	911	438	596	2,491	1,507
Georgia	2,834	1,477	398	562	3,232	2,039
All other	47,290	23,895	4,615	6,556	51,905	30,451

Total retained loans(c)	$121,791	$59,133	$13,733	$19,653	$135,524	$78,786

Percentage of portfolio based on carrying value with estimated refreshed FICO scores(d)
Equal to or greater than 660	80.6%	72.6%	56.4%	49.2%	77.9%	66.7%
Less than 660	19.4	27.4	43.6	50.8	22.1	33.3

(a)	Results reflect the impact of purchase accounting adjustments related to the Washington Mutual transaction and the consolidation of the WMMT in the second quarter of 2009.

(b)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(c)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts. For further information, see Note 16 on pages 244–259 of this Annual Report.

(d)	Refreshed FICO scores are estimated based on a statistically significant random sample of credit card accounts in the credit card portfolio for the period shown. The Firm obtains refreshed FICO scores on a quarterly basis.

(e)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(f)	Includes $1.0 billion of loans at December 31, 2009, held by the WMMT, which were consolidated onto the Firm’s Consolidated Balance Sheets at fair value during the second quarter of 2009. Such loans had been fully repaid or charged off as of December 31, 2010. For further discussion, see Note 16 on pages 244–259 of this Annual Report.

JPMorgan Chase & Co. / 2010 Annual Report	237

Notes to consolidated financial statements

Credit card impaired loans
JPMorgan Chase may offer one of a number of loan modification programs to credit card borrowers who are experiencing financial difficulty. The Firm has short-term programs for borrowers who may be in need of temporary relief, and long-term programs for borrowers who are experiencing a more fundamental level of financial difficulties. Most of the Firm’s modified credit card loans have been modified under the long-term programs. Modifications under the Firm’s long-term programs involve placing the customer on a fixed payment plan not exceeding 60 months. Modifications under all of these programs typically include reducing the interest rate on the card. Also in all cases, the Firm cancels the customer’s available line of credit on the credit card. Substantially all of these modifications, both long-term and short-term are considered to be troubled debt restructurings.
If the cardholder does not comply with the modified payment terms, then the credit card loan agreement reverts back to its pre-modification payment terms. Assuming that the cardholder does not begin to perform in accordance with those payment terms, the loan continues to age and will ultimately be charged-off in accordance with the Firm’s standard charge-off policy. In addition, if a borrower successfully completes a short-term modification program, then the loan reverts back to its pre-modification payment terms. However, in most cases, the Firm does not reinstate the borrower’s line of credit.
The Firm measures the allowance for loans losses related to impaired credit card loans as the difference between the recorded investment in the loan and the present value of the cash flows expected to be collected, discounted at the loan’s original contractual interest rate and, therefore, does not consider any incremental penalty rate in this measurement.
The tables below set forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in troubled debt restructurings.

	Chase, excluding
	Washington Mutual		Washington Mutual
	portfolio		portfolio		Total credit card
December 31, (in millions)	2010	2009	2010	2009	2010	2009

Impaired loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$6,685	$3,513	$1,570	$1,617	$8,255	$5,130
Modified credit card loans that have reverted to pre-modification payment terms(d)	1,439	812	311	303	1,750	1,115

Total impaired loans(e)	$8,124	$4,325	$1,881	$1,920	$10,005	$6,245

Allowance for loan losses related to impaired loans	$3,175	$2,038	$894	$1,079	$4,069	$3,117

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There are no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers then enrolled in a credit card modification program.

(d)	Represents credit card loans that were modified in troubled debt restructurings but that have subsequently reverted back to the loans’ pre-modification payment terms. Of the $1.8 billion total loan amount at December 31, 2010, approximately $1.2 billion of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. The remaining $590 million of loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as troubled debt restructurings since the borrowers’ credit lines remain closed. Prior-period amounts have been revised to conform to the current presentation.

(e)	The increase in troubled debt restructurings from December 31, 2009 to December 31, 2010, is primarily attributable to previously-modified loans held in Firm-sponsored credit card securitization trusts being consolidated as a result of adopting the new accounting guidance related to VIEs.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

For the year ended
December 31,	Impaired loans (average)			Interest income on impaired loans(a)
(in millions)	2010	2009	2008	2010	2009	2008

Chase, excluding Washington Mutual portfolio	$8,747	$3,059	$2,386	$479	$181	$167
Washington Mutual portfolio	1,983	991	—	126	70	—

Total credit card	$10,730	$4,050	$2,386	$605	$251	$167

(a)	As permitted by regulatory guidance, credit card loans are generally exempt from being placed on nonaccrual status; accordingly, interest and fees related to credit card loans continue to accrue until the loan is charged off or paid in full. However, the Firm separately establishes an allowance for the estimated uncollectible portion of billed and accrued interest and fee income on credit card loans.

238	JPMorgan Chase & Co. / 2010 Annual Report

Note 15 – Allowance for credit losses

JPMorgan Chase’s allowance for loan losses covers the wholesale and consumer, including credit card loan portfolios, and represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also computes an allowance for wholesale and consumer lending-related commitments using methodologies similar to those used to compute the allowance on the underlying loans. During 2010, the Firm did not make any significant changes to the methodologies or policies used to determine its allowance for credit losses, which policies are described in the following paragraphs.
The allowance for loan losses includes an asset-specific component, a formula-based component and a component related to PCI loans.
The asset-specific component relates to loans considered to be impaired, which includes loans that have been modified in a troubled debt restructuring as well as risk-rated loans that have been placed on nonaccrual status. An asset-specific allowance for impaired loans is established when the loan’s discounted cash flows (or, in certain cases, the loan’s observable market price) is lower than the recorded investment in the loan. To compute the asset-specific component of the allowance, larger loans are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective class of assets. Risk-rated loans (primarily wholesale loans) are pooled by risk rating, while scored loans (i.e., consumer loans) are pooled by product type.
The Firm generally measures the asset-specific allowance as the difference between the recorded investment in the loan and the present value of the cash flows expected to be collected, discounted at the loan’s original effective interest rate. Subsequent changes in impairment due to the impact of discounting are reported as an adjustment to the provision for loan losses, not as an adjustment to interest income. An asset-specific allowance for an impaired loan that is determined using an observable market price is measured as the difference between the recorded investment in the loan and the loan’s fair value.
Certain loans are deemed collateral-dependent because repayment of the loan is expected to be provided solely by the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources. Impaired collateral-dependent loans are charged-off to the fair value of the collateral, less costs to sell, rather than being subject to an asset-specific reserve as for other impaired loans.
The determination of the fair value of the collateral depends on the type of collateral (e.g., securities, real estate). In cases where the collateral is in the form of liquid securities, the fair value is based on quoted market prices or broker quotes. For illiquid securities or other financial assets, the fair value of the collateral is estimated using a discounted cash flow model.
For residential real estate loans, collateral values are based upon external valuation sources. When it becomes likely that a borrower is either unable or unwilling to pay, the Firm obtains a broker's price opinion of the home based on an exterior-only valuation (“exterior opinions”). As soon as practicable after taking physical possession of the property through foreclosure, the Firm obtains an appraisal based on an inspection that includes the interior of the home (“interior appraisals”). Exterior opinions and interior appraisals are discounted based upon the Firm's experience with actual liquidation values as compared to the estimated values provided by exterior opinions and interior appraisals, considering state- and product-specific factors.
For commercial real estate loans, the collateral value is generally based on appraisals from internal and external valuation sources. Collateral values are typically updated every six to twelve months, either by obtaining a new appraisal or by performing an internal analysis, in accordance with the Firm’s policies. The Firm also considers both borrower- and market-specific factors, which may result in obtaining appraisal updates or broker price opinions at more frequent intervals.
See Note 3 on pages 170–187 of this Annual Report for further information on the fair value hierarchy for impaired collateral-dependent loans.
The formula-based component is based on a statistical calculation to provide for probable principal losses inherent in performing risk-rated loans and consumer loans, except for loans restructured in troubled debt restructurings and PCI loans. See Note 14 on pages 220–238 of this Annual Report for more information on PCI loans.
For risk-rated loans, the statistical calculation is the product of an estimated probability of default and an estimated loss given default. These factors are differentiated by risk rating and expected maturity. In assessing the risk rating of a particular loan, among the factors considered are the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned by the Firm to that loan. PD estimates are based on observable external through-the-cycle data, using credit-rating agency default statistics. LGD estimates are based on the Firm’s history of actual credit losses over more than one credit cycle.
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
A nationally recognized home price index measure is used to develop loss severity estimates on defaulted residential real estate loans at the metropolitan statistical areas (“MSA”) level. These loss severity estimates are regularly validated by comparison to actual losses

JPMorgan Chase & Co. / 2010 Annual Report	239

Notes to consolidated financial statements

recognized on defaulted loans, market-specific real estate appraisals and property sales activity. Real estate broker price opinions are obtained when the loan is being evaluated for charge-off and at least every six months thereafter. When foreclosure is determined to be probable, a third-party appraisal is obtained as soon as practicable. Forecasting methods are used to estimate expected-loss factors, including credit loss forecasting models and vintage-based loss forecasting.
The economic impact of potential modifications of residential real estate loans is not included in the formula-based allowance because of the uncertainty regarding the type and results of such modifications. As discussed in Note 14 on pages 220–238 of this Annual Report, modified residential real estate loans are generally accounted for as troubled debt restructurings upon contractual modification and are evaluated for an asset-specific allowance at and subsequent to modification. Assumptions regarding the loans’ expected re-default rates are incorporated into the measurement of the asset-specific allowance.
Management applies judgment within an established framework to adjust the results of applying the statistical calculation described above. The determination of the appropriate adjustment is based on management’s view of uncertainties that have occurred but are not yet reflected in the loss factors and that relate to current macroeconomic and political conditions, the quality of underwriting standards and other relevant internal and external factors affecting the credit quality of the portfolio. In addition, for the risk-rated portfolios, any adjustments made to the statistical calculation also consider concentrated and deteriorating industries. For the scored loan portfolios, adjustments to the statistical calculation are accomplished in part by analyzing the historical loss experience for each major product segment. Factors related to unemployment, housing prices, borrower behavior and lien position are incorporated into the calculation, where relevant.
Management establishes an asset-specific allowance for lending-related commitments that are considered impaired and computes a formula-based allowance for performing wholesale and consumer lending-related commitments. These are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown.

Allowance for credit losses and loans and lending-related commitments by impairment methodology

	2010
		Consumer,
Year ended December 31,		excluding
(in millions)	Wholesale	credit card	Credit Card	Total

Allowance for loan losses
Beginning balance at January 1,	$7,145	$14,785	$9,672	$31,602
Cumulative effect of change in accounting principles(a)	14	127	7,353	7,494
Gross charge-offs(a)	1,989	8,383	15,410	25,782
Gross (recoveries)(a)	(262)	(474)	(1,373)	(2,109)

Net charge-offs(a)	1,727	7,909	14,037	23,673

Provision for loan losses:
Excluding accounting conformity(a)	(673)	9,458	8,037	16,822
Accounting conformity(b)	—	—	—	—

Total provision for loan losses	(673)	9,458	8,037	16,822

Acquired allowance resulting from Washington Mutual transaction	—	—	—	—
Other(c)	2	10	9	21

Ending balance at December 31	$4,761	$16,471	$11,034	$32,266

Allowance for loan losses by impairment methodology
Asset-specific(d)(e)(f)	$1,574	$1,075	$4,069	$6,718
Formula-based(a)(f)	3,187	10,455	6,965	20,607
PCI	—	4,941	—	4,941

Total allowance for loan losses	$4,761	$16,471	$11,034	$32,266

Loans by impairment methodology
Asset-specific(c)	$5,486	$6,220	$10,005	$21,711
Formula-based	216,980	248,481	125,519	590,980
PCI	44	72,763	—	72,807

Total retained loans	$222,510	$327,464	$135,524	$685,498

240	JPMorgan Chase & Co. / 2010 Annual Report

Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowances for loan losses and lending-related commitments in future periods.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of December 31, 2010, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses that are inherent in the portfolio, including those not yet identifiable).

(table continued from previous page)

2009				2008
	Consumer,				Consumer,
	excluding				excluding
Wholesale	credit card	Credit Card	Total	Wholesale	credit card	Credit Card	Total

$6,545	$8,927	$7,692	$23,164	$3,154	$2,673	$3,407	$9,234
—	—	—	—	—	—	—	—
3,226	10,421	10,371	24,018	521	5,086	5,157	10,764
(94)	(222)	(737)	(1,053)	(119)	(209)	(601)	(929)

3,132	10,199	9,634	22,965	402	4,877	4,556	9,835

3,684	16,032	12,019	31,735	2,895	10,309	6,456	19,660
—	—	—	—	641	350	586	1,577

3,684	16,032	12,019	31,735	3,536	10,659	7,042	21,237

—	—	—	—	229	897	1,409	2,535
48	25	(405)	(332)	28	(425)	390	(7)

$7,145	14,785	$9,672	$31,602	$6,545	$8,927	$7,692	23,164

$2,046	$896	$3,117	6,059	$712	$332	$1,450	$2,494
5,099	12,308	6,555	23,962	5,833	8,595	6,242	20,670
—	1,581	—	1,581	—	—	—	—

$7,145	$14,785	$9,672	$31,602	$6,545	$8,927	$7,692	$23,164

$6,960	3,648	$6,245	$16,853	$2,088	$2,086	$3,048	$7,222
192,982	263,462	72,541	528,985	245,777	285,181	101,647	632,605
135	81,245	—	81,380	224	88,813	51	89,088

$200,077	$348,355	$78,786	$627,218	$248,089	$376,080	$104,746	$728,915

JPMorgan Chase & Co. / 2010 Annual Report	241

Notes to consolidated financial statements

	2010
		Consumer,
Year ended December 31,		excluding
(in millions)	Wholesale	credit card	Credit Card	Total

Allowance for lending-related commitments
Beginning balance at January 1,	$927	$12	$—	$939
Cumulative effect of change in accounting principles(a)	(18)	—	—	(18)
Provision for lending-related commitments:
Excluding accounting conformity(a)	(177)	(6)	—	(183)
Accounting conformity(b)	—	—	—	—

Total provision for lending-related commitments	(177)	(6)	—	(183)

Acquired allowance resulting from Washington Mutual transaction	—	—	—	—
Other(c)	(21)	—	—	(21)

Ending balance at December 31	$711	$6	$—	$717

Allowance for lending-related commitments by impairment methodology
Asset-specific	$180	$—	$—	$180
Formula-based	531	6	—	537

Total allowance for lending-related commitments	$711	$6	$—	$717

Lending-related commitments by impairment methodology
Asset-specific	$1,005	$—	$—	$1,005
Formula-based	345,074	61,534	547,227	953,835

Total lending-related commitments	$346,079	$61,534	$547,227	$954,840

Impaired collateral-dependent loans
Net charge-offs	$269	$304	$—	$573
Loans measured at fair value of collateral less cost to sell	806	890	—	1,696

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, $7.4 billion, $14 million and $127 million, respectively, of allowance for loan losses were recorded on-balance sheet associated with the consolidation of these entities. For further discussion, see Note 16 on pages 244–259 of this Annual Report.

(b)	Represents adjustments to the provision for credit losses recognized in Corporate/Private Equity related to the Washington Mutual transaction in 2008.

(c)	The 2009 amount predominantly represents a reclassification related to the issuance and retention of securities from the Chase Issuance Trust. For further information, see Note 16 on pages 244–259 of this Annual Report. The 2008 amount predominantly represents a transfer of allowance between Corporate/Private Equity and Credit card.

(d)	Relates to risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a troubled debt restructuring.

(e)	At December 31, 2010, 2009 and 2008 the asset-specific consumer excluding card allowance for loan losses included troubled debt restructuring reserves of $985 million, $754 million and $258 million respectively. The asset-specific credit card allowance for loan losses is related to loans modified in troubled debt restructurings.

(f)	At December 31, 2010, the Firm’s allowance for loan losses on all impaired credit card loans was reclassified to the asset-specific allowance. This reclassification had no incremental impact on the Firm’s allowance for loan losses. Prior periods have been revised to reflect the current presentation.
242	JPMorgan Chase & Co. / 2010 Annual Report

(table continued from previous page)

2009				2008
	Consumer,				Consumer,
	excluding				excluding
Wholesale	credit card	Credit card	Total	Wholesale	credit card	Credit card	Total

$634	$25	$—	$659	$835	$15	$—	$850
—	—	—	—	—	—	—	—

290	(10)	—	280	(214)	(1)	—	(215)
—	—	—	—	5	(48)	—	(43)

290	(10)	—	280	(209)	(49)	—	(258)

—	—	—	—	—	66	—	66
3	(3)	—	—	8	(7)	—	1

$927	$12	$—	$939	$634	$25	$—	$659

$297	$—	$—	$297	$29	$—	$—	$29
630	12	—	642	605	25	—	630

$927	$12	$—	$939	$634	$25	$—	$659

$1,577	$—	$—	$1,577	$233	$—	$—	$233
345,578	74,827	569,113	989,518	379,638	117,805	623,702	1,121,145

$347,155	$74,827	$569,113	$991,095	$379,871	$117,805	$623,702	$1,121,378

$500	$166	$—	$666	$124	$22	$—	$146
1,127	210	—	1,337	1,032	33	—	1,065

JPMorgan Chase & Co. / 2010 Annual Report	243

Notes to consolidated financial statements
Note 16 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs, see Note 1 on pages 164–165 of this Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment. The Firm considers a “sponsored” VIE to include any entity where: (1) JPMorgan Chase is the principal beneficiary of the structure; (2) the VIE is used by JPMorgan Chase to securitize Firm assets; (3) the VIE issues financial instruments with the JPMorgan Chase name; or (4) the entity is a JPMorgan Chase–administered asset-backed commercial paper (“ABCP”) conduit.

Annual Report
Line-of-Business	Transaction Type	Activity	page reference

Card Services	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	245–246

RFS	Mortgage and other securitization trusts	Securitization of originated and purchased residential mortgages, automobile and student loans	246–249

IB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	246–249

	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	249–250

	Municipal bond vehicles		250–251
	Credit-related note vehicles		252
	Asset swap vehicles		252–253

The Firm’s other business segments are also involved with VIEs, but to a lesser extent, as follows:
•	Asset Management (“AM”): Sponsors and manages a limited number of funds that are deemed VIEs. As asset manager of the funds, AM earns a fee based on assets managed; the fee varies with each fund’s investment objective and is competitively priced. For the limited number of fund entities that qualify as VIEs, AM’s interests are, in certain cases, considered to be significant variable interests that result in consolidation of the financial results of these entities.

•	Treasury & Securities Services (“TSS”): Provides services to a number of VIEs that are similar to those provided to non-VIEs. TSS earns market-based fees for the services it provides. TSS’s interests are generally not considered to be significant variable interests and/or do not control these VIEs; therefore, TSS does not consolidate these VIEs.

•	Commercial Banking (“CB”): CB makes investments in and provides lending to community development entities that may meet the definition of a VIE. In addition, CB provides financing and lending related services to certain client sponsored VIEs. In general, CB does not control the activities of these entities and does not consolidate these entities.

•	Corporate/Private Equity: Corporate uses VIEs to issue guaranteed capital debt securities. See Note 22 on pages 265–266 of this Annual Report for further information. The Private Equity business, within Corporate/Private Equity, may be involved with entities that are deemed VIEs. However, the Firm’s private equity business is subject to specialized investment company accounting, which does not require the consolidation of investments, including VIEs.
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 253 of this Note.
New consolidation accounting guidance for VIEs
On January 1, 2010, the Firm implemented consolidation accounting guidance related to VIEs. The following table summarizes the incremental impact at adoption.

(in millions, except ratios)	U.S. GAAP assets	U.S. GAAP liabilities	Stockholders' equity	Tier 1 capital

As of December 31, 2009	$2,031,989	$1,866,624	$165,365	11.10%
Impact of new accounting guidance for consolidation of VIEs
Credit card(a)	60,901	65,353	(4,452)	(0.30)%
Multi-seller conduits(b)	17,724	17,744	(20)	—
Mortgage & other(c)(d)	9,059	9,107	(48)	(0.04)%

Total impact of new guidance	87,684	92,204	(4,520)	(0.34)	%(e)

Beginning balance as of January 1, 2010	$2,119,673	$1,958,828	$160,845	10.76%

(a)	The assets and liabilities of the Firm-sponsored credit card securitization trusts that were consolidated were initially measured at their carrying values, primarily amortized cost, as this method is consistent with the approach that Card Services utilizes to manage its other assets. These assets were primarily recorded in loans on the Firm’s Consolidated Balance Sheet. In addition, Card Services established an allowance for loan losses of $7.4 billion (pretax), which was reported as a transition ad-
244	JPMorgan Chase & Co. / 2010 Annual Report

justment in stockholders’ equity. The impact to stockholders’ equity also includes a decrease to AOCI of $116 million, as a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation.

(b)	The assets and liabilities of the Firm-administered multi-seller conduits which were consolidated were initially measured at their carrying values, primarily amortized cost, as this method is consistent with the business’s intent to hold the assets for the longer-term. The assets are recorded primarily in loans and in other assets on the Firm’s Consolidated Balance Sheets.

(c)	RFS consolidated certain mortgage and other consumer securitizations, which resulted in a net increase in both assets and liabilities of $4.7 billion ($3.5 billion related to residential mortgage securitizations and $1.2 billion related to other consumer securitizations). These assets were initially measured at their unpaid principal balance and recorded primarily in loans on the Firm’s Consolidated Balance Sheets. This method was elected as a practical expedient.

(d)	IB consolidated certain mortgage and other consumer securitizations, which resulted in a net increase in both assets and liabilities of $4.3 billion ($3.7 billion related to residential mortgage securitizations and $0.6 billion related to other consumer securitizations). These assets were initially measured at their fair value, as this method is consistent with the approach that IB utilizes to manage similar assets. These assets were recorded primarily in trading assets on the Firm’s Consolidated Balance Sheets.

(e)	The U.S. GAAP consolidation of the credit card securitization trusts did not have a significant impact on risk-weighted assets on the adoption date because the Chase Issuance Trust (the Firm’s primary credit card securitization trust) had been consolidated for regulatory capital purposes beginning in the second quarter of 2009, which added approximately $40.0 billion of risk-weighted assets for regulatory capital purposes. In addition, the Firm elected a two-quarter regulatory implementation deferral of the effect of this accounting guidance on risk-weighted assets and risk-based capital requirements, as permitted for its Firm-administered multi-seller conduits and certain mortgage-related and other securitization entities. The deferral period ended July 1, 2010, and the Firm consolidated, for regulatory capital purposes, the deferred amounts, which had a negligible impact on risk-weighted assets and risk-based capital ratios.

Significant Firm-sponsored variable interest entities
Credit card securitizations
The Card Services (“CS”) business securitizes originated and purchased credit card loans, primarily through the Chase Issuance Trust (the “Trust”). The Firm’s continuing involvement in credit card securitizations includes servicing the receivables, retaining an undivided seller’s interest in the receivables, retaining certain senior and subordinated securities and maintaining escrow accounts. As servicer, the Firm receives contractual servicing fees based on the securitized loan balance plus excess servicing fees, which are recorded in credit card income as discussed in Note 7 on page 200 of this Annual Report.
Effective January 1, 2010, the Firm consolidated the assets and liabilities of Firm-sponsored credit card securitization trusts, including its primary card securitization trust, Chase Issuance Trust, as a result of the implementation of new accounting guidance. The consolidation determination was based on the Firm’s ability to direct the activities of these VIEs through its servicing responsibilities and other duties, including making decisions as to the receivables that are transferred into those trusts and as to any related modifications and workouts. Additionally, the nature and extent of the Firm’s other continuing involvement with the trusts, as indicated above, obligates the Firm to absorb losses and gives the Firm the right to receive certain benefits from these VIEs that could potentially be significant.
Upon consolidation at January 1, 2010, the Firm recorded a net increase in GAAP assets of $60.9 billion on the Consolidated Balance Sheet, as follows: $84.7 billion of loans; $7.4 billion of allowance for loan losses; $4.4 billion of other assets, partially offset by $20.8 billion of previously recognized assets, consisting primarily of retained AFS securities that were eliminated upon consolidation. In addition, the Firm recognized $65.4 billion of liabilities representing the trusts’ beneficial interests issued to third parties.

The following table summarizes the assets and liabilities of the Firm-sponsored credit card securitization trusts at December 31, 2010.

			Total assets held by Firm-sponsored	Beneficial interests issued to
(in billions)	Loans	Other assets	credit card securitization trusts	third parties

December 31, 2010	$67.2	$1.3	$68.5	$44.3

The underlying securitized credit card receivables and other assets are available only for payment of the beneficial interests issued by the securitization trusts; they are not available to pay the Firm’s other obligations or the claims of the Firm’s other creditors.
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the credit card trusts (which generally ranges from 4% to 12%). As of December 31, 2010, the Firm held undivided interests in Firm-sponsored credit card securitization trusts of $17.2 billion. The Firm maintained an average undivided interest in principal receivables owned by those trusts of approximately 19% for the year ended December 31, 2010. The Firm also retained $1.1 billion of senior securities and $3.2 billion of subordinated securities in certain of its credit card securitization trusts as of December 31, 2010. The Firm’s undivided interests in the credit card trusts and securities retained are eliminated in consolidation.
Accounting Treatment Prior to January 1, 2010
Prior to January 1, 2010, the Firm accounted for its credit card securitizations as QSPEs and therefore these entities were not consolidated. The Firm recorded only its retained interests in the entities on its Consolidated Balance Sheets.
As of December 31, 2009, the principal amount outstanding of total assets held by Firm-sponsored nonconsolidated credit card securitizations QSPEs was $109.6 billion in which the Firm had continuing involvement.
At December 31, 2009, the Firm retained undivided interests in its Firm-sponsored credit card securitization trusts of $16.7 billion, which were classified within loans on its Consolidated Balance Sheets. The Firm maintained an average undivided interest in principal receivables owned by those trusts of approximately 16% for the year ended December 31, 2009. The Firm also retained $7.2 billion of senior securities and $6.6 billion of subordinated

JPMorgan Chase & Co. / 2010 Annual Report	245

Notes to consolidated financial statements

securities in certain of its credit card securitization trusts as of December 31, 2009, which were classified as AFS securities. Additionally, the Firm’s interests included $1.0 billion of escrow accounts and $3.2 billion of retained subordinated interests in accrued interest and fees on securitized receivables, which were classified as “other assets.”
During 2009, the Firm took certain actions permitted by the trust agreements with respect to two of the Firm’s credit card securitization trusts.
•	Chase Issuance Trust (the “Trust”): In 2009, the Firm consolidated, for regulatory capital purposes, the Chase Issuance Trust (the Firm’s primary issuance trust) as a result of taking certain actions permitted by the Trust agreements, including increasing the required credit enhancement level of each tranche of outstanding notes issued by the Trust and increasing the excess spread for the Trust. These actions resulted in the addition of approximately $40 billion of risk-weighted assets for regulatory capital purposes, which decreased the Firm’s Tier 1 capital ratio by approximately 40 basis points, at that time, but did not have a material impact on the Firm’s Consolidated Balance Sheets or results of operations .

•	Washington Mutual Master Trust (“WMMT”): The Firm acquired an interest in the WMMT as part of the acquisition of the Washington Mutual banking operations. In 2009, the Firm removed all remaining credit card receivables originated by Washington Mutual, resulting in the consolidation of the WMMT for accounting and regulatory capital purposes. As a result, the Firm recorded, during the second quarter of 2009, additional assets with an initial fair value of $6.0 billion, additional liabilities with an initial fair value of $6.1 billion and a pretax loss of approximately $64 million.
Firm-sponsored mortgage and other securitization trusts
The Firm securitizes originated and purchased residential mortgages, commercial mortgages and other consumer loans (including automobile and student loans) primarily in its RFS and IB businesses. Depending on the particular transaction, as well as the respective business involved, the Firm may act as the servicer of the loans and/or retain certain beneficial interests in the securitization trusts.
Effective January 1, 2010, the Firm consolidated certain mortgage securitization trusts (both residential and commercial) and Firm-sponsored automobile and student loan trusts as a result of the implementation of the accounting guidance. The consolidation determination was based on the Firm’s ability to direct the activities of these VIEs through its servicing responsibilities and duties, including making decisions related to loan modifications and workouts. Additionally, the nature and extent of the Firm’s continuing economic involvement with these trusts obligates the Firm to absorb losses and gives the Firm the right to receive benefits from the VIEs that could potentially be significant.
Prior to January 1, 2010, the Firm accounted for its residential and commercial mortgage, automobile, and certain student loan securitizations as QSPEs and therefore did not consolidate these entities; only the Firm’s retained interests in these entities were recorded on its Consolidated Balance Sheets. In addition, the Firm previously consolidated certain other student loan securitizations in accordance with the accounting treatment under prior accounting guidance.
The following table presents the total unpaid principal amount of assets held in JPMorgan Chase–sponsored securitization entities in which the Firm has continuing involvement, including those that are consolidated by the Firm and those that are not consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. In the table below, the amount of beneficial interests held by JPMorgan Chase does not equal the assets held in nonconsolidated VIEs because of the existence of beneficial interests held by third parties, which are reflected at their current outstanding par amounts; and because a portion of the Firm’s retained interests (trading assets and AFS securities) are reflected at their fair values. See Securitization activity on pages 255–258 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs.

246	JPMorgan Chase & Co. / 2010 Annual Report

Firm-sponsored mortgage and other consumer securitization trusts

				JPMorgan Chase interest in securitized assets
	Principal amount outstanding			in nonconsolidated VIEs(d)(e)(f)(g)(h)
			Assets held in
			nonconsolidated				Total interests
	Total assets	Assets held in	securitization VIEs				held by
December 31, 2010(a)	held by	consolidated	with continuing	Trading	AFS	Other	JPMorgan
(in billions)	securitization VIEs	securitization VIEs	involvement	assets	securities	assets	Chase

Securitization-related
Residential mortgage:
Prime(b)	$153.1	$2.2	$143.8	$0.7	$—	$—	$0.7
Subprime	44.0	1.6	40.7	—	—	—	—
Option ARMs	36.1	0.3	35.8	—	—	—	—
Commercial and other(c)	153.4	—	106.2	2.0	0.9	—	2.9
Student	4.5	4.5	—	—	—	—	—
Auto	—	—	—	—	—	—	—

Total	$391.1	$8.6	$326.5	$2.7	$0.9	$—	$3.6

				JPMorgan Chase interest in securitized assets
	Principal amount outstanding			in nonconsolidated VIEs(d)(e)(f)(g)(h)
			Assets held in
			nonconsolidated				Total interests
	Total assets	Assets held in	securitization VIEs				held by
December 31, 2009(a)	held by	consolidated	with continuing	Trading	AFS	Other	JPMorgan
(in billions)	securitization VIEs	securitization VIEs	involvement	assets	securities	assets	Chase

Securitization-related
Residential mortgage:
Prime(b)	$183.3	$—	$171.5	$0.9	$0.2	$—	$1.1
Subprime	50.0	—	47.3	—	—	—	—
Option ARMs	42.0	—	42.0	—	0.1	—	0.1
Commercial and other(c)	155.3	—	24.8	1.6	0.8	—	2.4
Student	4.8	3.8	1.0	—	—	0.1	0.1
Auto	0.2	—	0.2	—	—	—	—

Total	$435.6	$3.8	$286.8	$2.5	$1.1	$0.1	$3.7

(a)	Excludes loan sales to U.S. government agencies. See page 257 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Includes Alt-A loans.

(c)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions. Includes co-sponsored commercial securitizations and, therefore, includes non–JPMorgan Chase–originated commercial mortgage loans.

(d)	Excludes retained servicing (for a discussion of MSRs, see Note 17 on pages 260–263 of this Annual Report) and securities retained from loan sales to U.S. government agencies.

(e)	Excludes senior and subordinated securities of $182 million and $18 million, respectively, at December 31, 2010, and $729 million and $146 million, respectively, at December 31, 2009, which the Firm purchased in connection with IB’s secondary market-making activities.

(f)	Includes investments acquired in the secondary market that are predominantly for held-for-investment purposes, of $315 million and $139 million as of December 31, 2010 and 2009, respectively. This comprises $238 million and $91 million of AFS securities, related to commercial and other; and $77 million and $48 million of investments classified as trading assets-debt and equity instruments, including $39 million and $47 million of residential mortgages, and $38 million and $1 million of commercial and other, all respectively, at December 31, 2010 and 2009.

(g)	Excludes interest rate and foreign exchange derivatives primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 6 on pages 191–199 of this Annual Report for further information on derivatives.

(h)	Includes interests held in re-securitization transactions.
JPMorgan Chase & Co. / 2010 Annual Report	247

Notes to consolidated financial statements

Residential mortgage
The Firm securitizes residential mortgage loans originated by RFS, as well as residential mortgage loans purchased from third parties by either RFS or IB. RFS generally retains servicing for all residential mortgage loans originated or purchased by RFS, and for certain mortgage loans purchased by IB.
For securitizations serviced by RFS, the Firm has the power to direct the significant activities of the VIE because it is responsible for decisions related to loan modifications and workouts. In a limited number of these securitizations, RFS also retains an interest in the VIE that could potentially be significant to the VIE. In these instances, the Firm is deemed to be the primary beneficiary. At December 31, 2010, approximately $2.9 billion of assets and $3.0 billion of liabilities of Firm-sponsored residential mortgage securitization trusts were consolidated on balance sheet. For Firm-sponsored securitizations serviced by unrelated third parties, the Firm does not consolidate the VIE as the power to direct the significant activities resides with the third party servicer. At December 31, 2009, RFS did not consolidate any VIEs in accordance with the accounting treatment under prior accounting rules. RFS held retained interests of approximately $205 million and $537 million as of December 31, 2010 and 2009, respectively, in nonconsolidated residential mortgage securitization entities. See pages 257–258 of this Note for further information on retained interests held in nonconsolidated VIEs; these retained interests are classified as trading assets or AFS securities.
The Firm’s mortgage loan sales are primarily nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. However, for a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 30 on pages 275–280 of this Annual Report for additional information on loans sold with recourse, as well as information on indemnification liability for breaches of representations and warranties. See page 257 of this Note for further information on loans sold to U.S. government agencies.
IB engages in underwriting and trading activities involving securities issued by Firm-sponsored securitization trusts. As a result, IB at times retains senior and/or subordinated interests (including residual interests) in residential mortgage securitizations upon securitization, and/or reacquires positions in the secondary market in the normal course of business. In certain instances, as a result of the positions retained or reacquired by IB, when considered together with the servicing arrangements entered into by RFS, the Firm is deemed to be the primary beneficiary of certain securitization trusts. At December 31, 2010, $1.2 billion of VIE assets and $702 million of liabilities were consolidated due to IB’s involvement with such trusts. IB did not consolidate any residential securitization VIEs at December 31, 2009, in accordance with the accounting treatment under prior accounting rules. IB held approximately $461 million, and $479 million of senior and subordinated interests at December 31, 2010 and 2009, respectively, in nonconsolidated residential mortgage securitization entities. This includes approximately $1 million and $2 million of residual interests at December
31, 2010 and 2009, respectively. See pages 257–258 of this Note for further information on interests held in nonconsolidated securitizations. These retained interests are accounted for at fair value and classified as trading assets.
Commercial mortgages and other consumer securitizations
IB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. IB may retain unsold senior and/or subordinated interests in commercial mortgage securitizations at the time of securitization but, generally, the Firm does not service commercial loan securitizations. For commercial mortgage securitizations the power to direct the significant activities of the VIE generally is held by the servicer or investors in a specified class of securities (“controlling class”). At December 31, 2010, approximately $84 million of VIE assets and $82 million of VIE liabilities of commercial mortgage securitization trusts were consolidated due to the Firm holding certain subordinated interests that give the Firm the power to direct the activities of these entities as well as a significant interest. IB did not consolidate any commercial mortgage securitization VIEs at December 31, 2009, in accordance with the accounting treatment under prior accounting rules. At December 31, 2010 and 2009, the Firm held $2.0 billion and $1.6 billion, respectively, of retained interests in nonconsolidated commercial mortgage securitizations. This included approximately zero and $22 million of residual interests as of December 31, 2010 and 2009, respectively.
The Firm also securitizes automobile and student loans originated by RFS, and consumer loans (including automobile and student loans) purchased by IB. The Firm retains servicing responsibilities for all originated and certain purchased student and automobile loans and has the power to direct the activities of these VIEs through these servicing responsibilities. At December 31, 2010, $4.5 billion of assets and $3.2 billion of liabilities of student loan securitizations were consolidated due to the combination of retained interests held by the Firm and servicing responsibilities. Auto loans previously securitized were repurchased by the Firm during 2010 as these securitization entities were terminated. As of December 31, 2009, the Firm held $9 million and $49 million of retained interests in securitized automobile and student loan securitizations, respectively, which were not consolidated in accordance with the accounting treatment under prior accounting rules. These retained interests were reported in other assets. In addition, at December 31, 2009, the Firm held interests in other student loans which resulted in $3.8 billion of other student loans being consolidated on the balance sheet in accordance with the accounting treatment under prior accounting rules.
Re-securitizations
The Firm engages in re-securitization transactions in which securities are transferred to a VIE in exchange for new beneficial interests. Re-securitizations involve the repackaging of securities previously issued by both agency sponsored (Fannie Mae, Freddie Mac and Ginnie Mae) and nonagency (private-label) VIEs that are generally backed by either residential or commercial mortgages. A re-securitization entity receives principal and interest payments

248	JPMorgan Chase & Co. / 2010 Annual Report

from the securities held in the entity and passes them to the beneficial interest holders. These entities are not actively managed and are passive in nature. Re-securitization entities are often established to the specifications of the investors. In a re-securitization entity, the most significant power is in the design of the entity (i.e., the decision as to the specific security or securities to be repackaged and the terms of the beneficial interests issued). The power over a re-securitization entity is often considered to be shared between the sponsor and investor(s) that are significantly involved in the creation and design of the re-securitization entity. At December 31, 2010, the Firm did not consolidate any agency re-securitizations, as it did not have the unilateral power to direct the significant activities of the re-securitization entity. At December 31, 2010, the Firm consolidated $477 million of assets and $230 million of liabilities of private-label re-securitizations, as the Firm had both the unilateral power to direct the significant activities of, and retained a significant interest in, these re-securitization entities. As of December 31, 2009, the Firm did not consolidate any re-securitization entities (agency or private-label) in accordance with the accounting treatment under prior accounting rules.
During the years ended December 31, 2010, 2009, and 2008, the Firm transferred $33.9 billion, $19.1 billion and $16.8 billion, respectively, of securities to agency re-securitization entities and $1.3 billion, $4.0 billion and $2.7 billion to private-label re-securitization entities. At December 31, 2010 and 2009, the Firm held approximately $3.5 billion and $1.6 billion of both senior and subordinated interests in nonconsolidated agency re-securitization entities and $46 million and $220 million of both senior and subordinated interests, in nonconsolidated private-label re-securitization entities. See pages 257–258 of this Note for further information on interests held in nonconsolidated securitization VIEs.
Multi-seller conduits
The Firm is an active participant in the asset-backed securities business, and it helps customers meet their financing needs by providing access to the commercial paper markets through VIEs known as multi-seller conduits. Multi-seller conduit entities are separate bankruptcy remote entities that purchase interests in, and make loans secured by, pools of receivables and other financial assets pursuant to agreements with customers of the Firm. The conduits fund their purchases and loans through the issuance of highly rated commercial paper to third-party investors. The primary source of repayment of the commercial paper is the cash flows from the pools of assets. In most instances, the assets are structured with deal-specific credit enhancements provided by the customers (i.e., sellers) to the conduits or other third parties. Deal-specific credit enhancements are generally structured to cover a multiple of historical losses expected on the pool of assets, and are typically in the form of overcollateralization provided by the seller, but also may include any combination of the following: recourse to the seller or originator, cash collateral accounts, letters of credit, excess spread, retention of subordinated interests or third-party guarantees. The deal-specific credit enhancements mitigate the Firm’s potential losses on its agreements with the conduits.
To ensure timely repayment of the commercial paper, each asset pool financed by the conduits has a minimum 100% deal-specific liquidity facility associated with it. Deal-specific liquidity facilities are the primary source of liquidity support for the conduits and are typically in the form of asset purchase agreements. They are generally structured so the liquidity that will be provided by the Firm (as liquidity provider) will be effected by the Firm purchasing, or lending against, a pool of nondefaulted, performing assets. In limited circumstances, the Firm may provide unconditional liquidity.
The conduit’s administrative agent can require the liquidity provider to perform under its asset purchase agreement with the conduit at any time. These agreements may cause the liquidity provider, which is generally the Firm, to purchase an asset from the conduit at an amount above the asset’s then current fair value – in effect, providing a guarantee of the asset’s initial value.
The Firm also provides the multi-seller conduit vehicles with program-wide liquidity facilities in the form of uncommitted short-term revolving facilities established to handle funding increments too small to be funded by commercial paper and that can be accessed by the conduits only in the event of short-term disruptions in the commercial paper market.
Because the majority of the deal-specific liquidity facilities will only fund nondefaulted assets, program-wide credit enhancement is required to absorb losses on defaulted receivables in excess of losses absorbed by any deal-specific credit enhancement. Program-wide credit enhancement may be provided by JPMorgan Chase in the form of standby letters of credit or by third-party surety bond providers. The amount of program-wide credit enhancement required varies by conduit and ranges between 5% and 10% of the applicable commercial paper that is outstanding. The Firm provided $2.0 billion and $2.4 billion of program-wide credit enhancement at December 31, 2010 and 2009, respectively.
JPMorgan Chase receives fees for structuring multi-seller conduit transactions and compensation from the multi-seller conduits for its role as administrative agent, liquidity provider, and provider of program-wide credit enhancement.
Effective January 1, 2010, the Firm consolidated its Firm-administered multi-seller conduits, as the Firm has both the power to direct the significant activities of the conduits and a potentially significant economic interest in the conduits. The Firm directs the economic performance of the conduits as administrative agent and in its role in structuring transactions for the conduits. In these roles, the Firm makes decisions regarding concentration of asset types and credit quality of transactions, and is responsible for managing the commercial paper funding needs of the conduits. The Firm’s interests that could potentially be significant to the VIEs include the fees received as administrative agent, liquidity provider and provider of program-wide credit enhancement, as well as the Firm’s potential exposure as a result of the liquidity and credit enhancement facilities provided to the conduits.

JPMorgan Chase & Co. / 2010 Annual Report	249

Notes to consolidated financial statements

			Total assets held by Firm-	Commercial paper
December 31, 2010 (in billions)	Loans	Other assets	administered multi-seller conduits	issued to third parties

Consolidated(a)	$21.1	$0.6	$21.7	$21.6

(a)	The Firm provided certain deal-specific liquidity facilities (primarily asset purchase agreements); program-wide liquidity facilities; and program-wide credit enhancements that were eliminated in consolidation.

Accounting Treatment Prior to January 1, 2010
Prior to January 1, 2010, the Firm had consolidated one of its multi-seller conduits; all other Firm-administered multi-seller conduits were not consolidated in accordance with prior accounting rules. Under prior accounting rules, the party that absorbed the majority of the entity’s expected losses, received a majority of the entity’s residual returns, or both, would consolidate. Each nonconsolidated multi-seller conduit administered by the Firm at December 31, 2009 had issued Expected Loss Notes (“ELNs”), the holders of which were committed to absorbing the majority of the expected loss of each respective conduit. The total amounts of ELNs outstanding for nonconsolidated conduits at December 31, 2009 was $96 million.
At December 31, 2009, total assets funded and commercial paper issued by Firm-sponsored multi-seller conduits were as follows.

	Total	Commercial
December 31, 2009 (in billions)	assets funded	paper issued

Consolidated	$5.1	$5.1
Non-consolidated(a)	17.8	17.8

(a)	The Firm provided certain deal-specific liquidity facilities (primarily asset purchase agreements) of $24.2 billion. Additionally, the Firm provided program-wide liquidity facilities of $13.0 billion and program-wide credit enhancements of $2.0 billion.
The Firm’s maximum exposure to loss on nonconsolidated Firm-administered multi-seller conduits was $24.8 billion at December 31, 2009. The maximum exposure to loss, calculated separately for each multi-seller conduit, included the Firm’s exposure to both deal-specific liquidity facilities and program wide credit enhancements. For purposes of calculating maximum exposure to loss, Firm-provided program-wide credit enhancement was limited to deal-specific liquidity facilities provided to third parties.
VIEs associated with investor intermediation activities
As a financial intermediary, the Firm creates certain types of VIEs and also structures transactions, typically using derivatives, with these VIEs to meet investor needs. The Firm may also provide liquidity and other support. The risks inherent in the derivative instruments or liquidity commitments are managed similarly to other credit, market or liquidity risks to which the Firm is exposed. The principal types of VIEs for which the Firm is engaged in on behalf of clients are municipal bond vehicles, credit-related note vehicles and asset swap vehicles.
Municipal bond vehicles
The Firm has created a series of trusts that provide short-term investors with qualifying tax-exempt investments, and that allow investors in tax-exempt securities to finance their investments at short-term tax-exempt rates. In a typical transaction, the vehicle purchases fixed-rate longer-term highly rated municipal bonds and funds the purchase by issuing two types of securities: (1) putable floating-rate certificates and (2) inverse floating-rate residual interests (“residual interests”). The maturity of each of the putable floating-rate certificates and the residual interests is equal to the life of the vehicle, while the maturity of the underlying municipal bonds is longer. Holders of the putable floating-rate certificates may “put,” or tender, the certificates if the remarketing agent cannot successfully remarket the floating-rate certificates to another investor. A liquidity facility conditionally obligates the liquidity provider to fund the purchase of the tendered floating-rate certificates. If funded, the liquidity facility would be repaid by the proceeds from the sale of the underlying municipal bonds upon termination of the vehicle. In certain transactions, if the proceeds from the sale of the underlying municipal bonds are not sufficient to repay the liquidity facility, the liquidity provider has recourse to the residual interest holders for reimbursement.
The holders of the residual interests in these vehicles could experience losses if the face amount of the putable floating-rate certificates exceeds the market value of the municipal bonds upon termination of the vehicle. Certain vehicles require a smaller initial investment by the residual interest holders and thus do not result in excess collateralization. For these vehicles there exists a reimbursement obligation which requires the residual interest holders to post, during the life of the vehicle, additional collateral to the Firm, as liquidity provider, on a daily basis should the market value of the municipal bonds decline.
JPMorgan Chase Bank, N.A. often serves as the sole liquidity provider, and J.P. Morgan Securities LLC as remarketing agent, of the putable floating-rate certificates. The liquidity provider’s obligation to perform is conditional and is limited by certain termination events, which include bankruptcy or failure to pay by the municipal bond issuer or credit enhancement provider, an event of taxability on the municipal bonds or the immediate downgrade of the municipal bond to below investment grade. A downgrade of JPMorgan Chase Bank, N.A.’s short-term rating does not affect the Firm’s obligation under the liquidity facility. However, in the event of a downgrade in the Firm’s credit ratings, holders of the putable floating-rate certificates supported by those liquidity facility commitments might choose to sell their instruments, which could increase the likelihood that the liquidity commitments could be drawn. In vehicles in which third-party investors own the residual interests, in addition to the termination events, the Firm’s exposure as liquidity provider is further limited by

250	JPMorgan Chase & Co. / 2010 Annual Report

the high credit quality of the underlying municipal bonds, the excess collateralization in the vehicle or in certain transactions the reimbursement agreements with the residual interest holders.
As remarketing agent, the Firm may hold putable floating-rate certificates of the municipal bond vehicles. At December 31, 2010 and 2009, respectively, the Firm held $248 million and $72 million of these certificates on its Consolidated Balance Sheets. The largest amount held by the Firm at any time during 2010 was $796 million, or 6%, of the municipal bond vehicles’ aggregate outstanding putable floating-rate certificates. The Firm did not have and continues not to have any intent to protect any residual interest holder from potential losses on any of the municipal bond holdings.
The long-term credit ratings of the putable floating-rate certificates are directly related to the credit ratings of the underlying municipal bonds, and to the credit rating of any insurer of the underlying municipal bond. A downgrade of a bond insurer would result in a downgrade of the insured municipal bonds, which would affect the rating of the putable floating-rate certificates. This could cause demand for these certificates by investors to decline or disappear, as putable floating-rate certificate holders typically require an “AA-” bond rating. At December 31, 2010 and 2009, 96% and 98%, respectively, of the municipal bonds held by vehicles for which the Firm served as liquidity provider were rated “AA-” or better, based on either the rating of the underlying municipal bond itself or the bond rating including any credit enhancement. At December 31, 2010 and 2009, $3.4 billion and $2.3 billion, respectively, of the bonds were insured by monoline bond insurers.
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

The Firm’s exposure to nonconsolidated municipal bond VIEs at December 31, 2010 and 2009, including the ratings profile of the VIEs’ assets, was as follows.

	Fair value of assets			Maximum
December 31, (in billions)	held by VIEs	Liquidity facilities(b)	Excess/(deficit)(c)	exposure

Nonconsolidated municipal bond vehicles(a)
2010	$13.7	$8.8	$4.9	$8.8
2009	13.2	8.4	4.8	8.4

	Ratings profile of VIE assets (d)
						Fair	Wt. avg.
December 31,	Investment-grade				Noninvestment-grade	value of	expected life
(in billions, except where	AAA	AA+	A+	BBB	BB+	assets held	of assets
otherwise noted)	to AAA-	to AA-	to A-	to BBB-	and below	by VIEs	(years)

Nonconsolidated municipal bond vehicles(a)
2010	$1.9	$11.2	$0.6	$—	$—	$13.7	15.5
2009	1.6	11.4	0.2	—	—	13.2	10.1

(a)	Excluded $4.6 billion and $2.8 billion, as of December 31, 2010 and 2009, respectively, which were consolidated due to the Firm owning the residual interests.

(b)	The Firm may serve as credit enhancement provider to municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at both December 31, 2010 and 2009.

(c)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(d)	The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
JPMorgan Chase & Co. / 2010 Annual Report	251

Notes to consolidated financial statements

Credit-related note vehicles
The Firm structures transactions with credit-related note vehicles in which the VIE purchases highly rated assets, such as asset-backed securities, and enters into a credit derivative contract with the Firm to obtain exposure to a referenced credit which the VIE otherwise does not hold. The VIE then issues credit-linked notes (“CLNs”) with maturities predominantly ranging from one to 10 years in order to transfer the risk of the referenced credit to the VIE’s investors. Clients and investors often prefer using a CLN vehicle since the CLNs issued by the VIE generally carry a higher credit rating than such notes would if issued directly by JPMorgan Chase. The Firm’s exposure to the CLN vehicles is generally limited to its rights and obligations under the credit derivative contract with the VIE, as the Firm does not provide any additional contractual financial support to the VIE. In addition, the Firm has not historically provided any financial support to the CLN vehicles over and above its contractual obligations. Accordingly, the Firm typically does not consolidate the CLN vehicles. As a derivative counterparty in a credit-related note structure, the Firm has a senior claim on the collateral of the VIE and reports such derivatives on its balance sheet at fair value. The collateral purchased by such VIEs is largely investment-grade, with a significant amount being rated “AAA.” The Firm divides its credit-related note structures broadly into two types: static and managed.
In a static credit-related note structure, the CLNs and associated credit derivative contract either reference a single credit (e.g., a multi-national corporation), or all or part of a fixed portfolio of credits. The Firm generally buys protection from the VIE under the credit derivative. In a managed credit-related note structure, the CLNs and associated credit derivative generally reference all or part of an actively managed portfolio of credits. An agreement exists between a portfolio manager and the VIE that gives the portfolio manager the ability to substitute each referenced credit in the portfolio for an alternative credit. By participating in a structure where a portfolio manager has the ability to substitute credits within pre-agreed terms, the investors who own the CLNs seek to reduce the risk that any single credit in the portfolio will default. The Firm does not act as portfolio manager; its involvement with the VIE is generally limited to being a derivative counterparty. As a net buyer of credit protection, in both static and managed credit-related note structures, the Firm pays a premium to the VIE in return for the receipt of a payment (up to the notional of the derivative) if one or more of the credits within the portfolio defaults, or if the losses resulting from the default of reference credits exceed specified levels. Since each CLN is established to the specifications of the investors, the investors have the power over the activities of that VIE that most significantly affect the performance of the CLN. Accordingly, the Firm does not generally consolidate these credit-related note entities. Furthermore, the Firm does not have a variable interest that could potentially be significant. As a derivative counterparty, the Firm has a senior claim on the collateral of the VIE and reports such derivatives on its balance sheet at fair value. Substantially all of the assets purchased by such VIEs are investment-grade.

Exposure to nonconsolidated credit-related note VIEs at December 31, 2010 and 2009, was as follows.

				Par value of
	Net derivative	Trading	Total	collateral
December 31, 2010 (in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

Credit-related notes(a)
Static structure	$1.0	$—	$1.0	$9.5
Managed structure	2.8	—	2.8	10.7

Total	$3.8	$—	$3.8	$20.2

				Par value of
	Net derivative	Trading	Total	collateral
December 31, 2009 (in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

Credit-related notes(a)
Static structure	$1.9	$0.7	$2.6	$10.8
Managed structure	5.0	0.6	5.6	15.2

Total	$6.9	$1.3	$8.2	$26.0

(a)	Excluded collateral with a fair value of $142 million and $855 million at December 31, 2010 and 2009, respectively, which was consolidated, as the Firm, in its role as secondary market-maker, held a majority of the issued credit-related notes of certain vehicles.

(b)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(c)	On–balance sheet exposure that includes net derivative receivables and trading assets – debt and equity instruments.

(d)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies on the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.

Asset swap vehicles
The Firm structures and executes transactions with asset swap vehicles on behalf of investors. In such transactions, the VIE purchases a specific asset or assets and then enters into a derivative with the Firm in order to tailor the interest rate or foreign exchange currency risk, or both, according to investors’ requirements. Generally, the assets are held by the VIE to maturity, and the tenor of the derivatives would match the maturity of the assets. Investors typically invest in the notes issued by such VIEs in order to obtain exposure to the credit risk of the specific assets, as well as exposure to foreign exchange and interest rate risk that is tailored to their specific needs. The derivative transaction between the Firm and the VIE may include currency swaps

252	JPMorgan Chase & Co. / 2010 Annual Report

to hedge assets held by the VIE denominated in foreign currency into the investors’ local currency or interest rate swaps to hedge the interest rate risk of assets held by the VIE; to add additional interest rate exposure into the VIE in order to increase the return on the issued notes; or to convert an interest-bearing asset into a zero-coupon bond.
The Firm’s exposure to asset swap vehicles is generally limited to its rights and obligations under the interest rate and/or foreign exchange derivative contracts. The Firm historically has not provided any financial support to the asset swap vehicles over and above its contractual obligations. The Firm does not generally consolidate these asset swap vehicles, since the Firm does not have the power to direct the significant activities of these entities and does not have a variable interest that could potentially be significant. As a derivative counterparty, the Firm has a senior claim on the collateral of the VIE and reports such derivatives on its balance sheet at fair value. Substantially all of the assets purchased by such VIEs are investment-grade.

Exposure to nonconsolidated asset swap VIEs at December 31, 2010 and 2009, was as follows.

	Net derivative	Trading	Total	Par value of collateral
December 31, (in billions)	receivables	assets(b)	exposure(c)	held by VIEs(d)

2010(a)	$0.3	$—	$0.3	$7.6
2009(a)	0.1	—	0.1	10.2

(a)	Excluded the fair value of collateral of zero and $623 million at December 31, 2010 and 2009, respectively, which was consolidated as the Firm, in its role as secondary market-maker, held a majority of the issued notes of certain vehicles.

(b)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(c)	On–balance sheet exposure that includes net derivative receivables and trading assets – debt and equity instruments.

(d)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies upon the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.

VIEs sponsored by third parties
Investment in a third-party credit card securitization trust
The Firm holds two interests in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The Firm is not the primary beneficiary of the trust, as the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The first note is structured so that the principal amount can float up to 47% of the principal amount of the receivables held by the trust, not to exceed $4.2 billion. The Firm accounts for its investment at fair value within AFS securities. At December 31, 2010 and 2009, the amortized cost of the note was $3.0 billion and $3.5 billion, respectively, and the fair value was $3.1 billion and $3.5 billion, respectively. The Firm accounts for its other interest with the trust, which is not subject to the limits noted above, as a loan at amortized cost. This senior loan had an amortized cost and fair value of approximately $1.0 billion at both December 31, 2010 and 2009. For more information on AFS securities and loans, see Notes 12 and 14 on pages 214–218 and 220–238, respectively, of this Annual Report.
VIE used in FRBNY transaction
In conjunction with the Bear Stearns merger, in June 2008, the Federal Reserve Bank of New York (“FRBNY”) took control, through an LLC formed for this purpose, of a portfolio of $30.0 billion in assets, based on the value of the portfolio as of March 14, 2008. The assets of the LLC were funded by a $28.85 billion term loan from the FRBNY and a $1.15 billion subordinated loan from JPMorgan Chase. The JPMorgan Chase loan is subordinated to the
FRBNY loan and will bear the first $1.15 billion of any losses of the portfolio. Any remaining assets in the portfolio after repayment of the FRBNY loan, repayment of the JPMorgan Chase loan and the expense of the LLC will be for the account of the FRBNY. The extent to which the FRBNY and JPMorgan Chase loans will be repaid will depend on the value of the assets in the portfolio and the liquidation strategy directed by the FRBNY. The Firm does not consolidate the LLC, as it does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Prior to January 1, 2010, the Firm did not consolidate the LLC in accordance with the accounting treatment under prior consolidation accounting guidance since it did not have the obligation to absorb the majority of the vehicle’s expected losses, receive a majority of the vehicle’s residual returns, or both.
Other VIEs sponsored by third parties
The Firm enters into transactions with VIEs structured by other parties. These include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, trustee or custodian. These transactions are conducted at arm’s length, and individual credit decisions are based on the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or a variable interest that could potentially be significant, the Firm records and reports these positions on its Consolidated Balance Sheets similarly to the way it would record and report positions in respect of any other third-party transaction.

JPMorgan Chase & Co. / 2010 Annual Report	253

Notes to consolidated financial statements
Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm as of December 31, 2010 and 2009.

	Assets				Liabilities
	Trading assets –				Beneficial
December 31, 2010	debt and equity			Total	interests in
(in billions)	instruments	Loans	Other(a)	assets(b)	VIE assets(c)	Other(d)	Total liabilities

VIE program type
Firm-sponsored credit card trusts	$—	$67.2	$1.3	$68.5	$44.3	$—	$44.3
Firm-administered multi-seller conduits	—	21.1	0.6	21.7	21.6	0.1	21.7
Mortgage securitization entities	1.8	2.9	—	4.7	2.4	1.6	4.0
Other	8.0	4.4	1.6	14.0	9.3	0.3	9.6

Total	$9.8	$95.6	$3.5	$108.9	$77.6	$2.0	$79.6

	Assets				Liabilities
	Trading assets –				Beneficial
December 31, 2009	debt and equity			Total	interests in
(in billions)	instruments	Loans	Other(a)	assets(b)	VIE assets(c)	Other(d)	Total liabilities

VIE program type
Firm-sponsored credit card trusts(e)	$—	$6.1	$0.8	$6.9	$3.9	$—	$3.9
Firm-administered multi-seller conduits	—	2.2	2.9	5.1	4.8	—	4.8
Mortgage securitization entities	—	—	—	—	—	—	—
Other	6.4	4.7	1.3	12.4	6.5	2.2	8.7

Total	$6.4	$13.0	$5.0	$24.4	$15.2	$2.2	$17.4

(a)	Included assets classified as cash, resale agreements, derivative receivables, available-for-sale, and other assets within the Consolidated Balance Sheets.

(b)	The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(c)	The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $52.6 billion and $10.4 billion at December 31, 2010 and 2009, respectively. The maturities of the long-term beneficial interests as of December 31, 2010, were as follows: $13.9 billion under one year, $29.0 billion between one and five years, and $9.7 billion over five years.

(d)	Included liabilities predominately classified as other liabilities as of December 31, 2010, and predominately classified as other liabilities and other borrowed funds as of December 31, 2009.

(e)	Includes the receivables and related liabilities of the WMMT. For further discussion, see page 246 of this Note.

Supplemental information on loan securitizations
For loan securitizations in which the Firm is not required to consolidate the trust, the Firm records the transfer of the loan receivable to the trust as a sale when the accounting criteria for a sale are met. Those criteria are: (1) the transferred financial assets are legally isolated from the Firm’s creditors; (2) the transferee or beneficial interest holder can pledge or exchange the transferred financial assets; and (3) the Firm does not maintain effective control over the transferred financial assets (e.g., the Firm cannot repurchase the transferred assets before their maturity and it does not have the ability to unilaterally cause the holder to return the transferred assets).
For loan securitizations accounted for as a sale, the Firm recognizes a gain or loss based on the difference between the value of proceeds received (including cash, beneficial interests, or servicing assets received) and the carrying value of the assets sold. Gains and losses on securitizations are reported in noninterest revenue. The value of the proceeds received is determined under the Firm’s valuation policies described in Note 3 on pages 170–187 of this Annual Report.

254	JPMorgan Chase & Co. / 2010 Annual Report

The accounting for retained interests is dependent upon several factors, including the form and economic characteristics of the retained interest. Interests retained by IB are classified as trading assets. Interests retained in other business segments, including RFS and Corporate Treasury, may be classified as AFS securities or trading assets. See Note 12 on pages 214–218 of this Annual Report for more information on AFS securities.
Securitization activity
The following tables provide information related to the Firm’s securitization activities for the years ended December 31, 2010, 2009 and 2008, related to assets held in JPMorgan Chase–
sponsored securitization entities that were not consolidated by the Firm for the periods presented. For the years ended December 31, 2009 and 2008, there were no residential mortgage loans that were securitized, and there were no cash flows from the Firm to the SPEs related to recourse or guarantee arrangements. Effective January 1, 2010, all of the Firm-sponsored credit card, student loan and auto securitization trusts were consolidated as a result of the accounting guidance related to VIEs and, accordingly, are not included in the securitization activity tables below for the year ended December 31, 2010.

Year ended December 31, 2010	Residential mortgage			Commercial
(in millions, except rates)	Prime(f)(h)	Subprime	Option ARMs	and other

Principal securitized	$35	$—	$—	$2,237
Pretax gains	—	—	—	— (g)

All cash flows during the period(a)
Proceeds from new securitizations(b)	$36	$—	$—	$2,369
Servicing fees collected	311	209	448	4
Other cash flows received	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(c)	211	109	1	—
Cash flows received on the interests that continue to be held by the Firm(d)	288	26	5	143

Key assumptions used to measure retained interests originated during the year (rates per annum)
Prepayment rate(e)	—			100%
				CPR

Weighted-average life (in years)	—			7.1
Expected credit losses	—			—%
Discount rate	—			7.7%

JPMorgan Chase & Co. / 2010 Annual Report	255

Notes to consolidated financial statements

Year ended December 31, 2009		Residential mortgage			Commercial
(in millions, except rates)	Credit card	Prime(f)	Subprime	Option ARMs	and other	Student	Auto

Principal securitized	$26,538	$—	$—	$—	$500	$—	$—
Pretax gains	22	—	—	—	— (g)	—	—

All cash flows during the period(a)
Proceeds from new securitizations(b)	$26,538	$—	$—	$—	$542	$—	$—
Servicing fees collected	1,251	432	185	494	11	3	4
Other cash flows received	5,000	7	4	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	161,428	—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(c)	—	136	—	29	—	—	249
Cash flows received on the interests that continue to be held by the Firm(d)	261	475	25	38	109	7	4

Key assumptions used to measure retained interests originated during the year (rates per annum)
Prepayment rate(e)	16.7%				100%
	PPR				CPY

Weighted-average life (in years)	0.5				9.0
Expected credit losses	8.9%				—%
Discount rate	16.0%				10.7%

Year ended December 31, 2008		Residential mortgage			Commercial
(in millions, except rates)	Credit card	Prime(f)	Subprime	Option ARMs	and other	Student	Auto

Principal securitized	$21,390	$—	$—	$—	$1,023	$—	$—
Pretax gains	151	—	—	—	— (g)	—	—

All cash flows during the period(a)
Proceeds from new securitizations(b)	$21,389	$—	$—	$—	$989	$—	$—
Servicing fees collected	1,162	279	146	129	11	4	15
Other cash flows received	4,985	23	16	—	—	—	—
Proceeds from collections reinvested in revolving securitizations	152,399	—	—	—	—	—	—
Purchases of previously transferred financial assets (or the underlying collateral)(c)	—	217	13	6	—	—	359
Cash flows received on the interests that continue to be held by the Firm(d)	117	267	23	53	455	—	43

Key assumptions used to measure retained interests originated during the year (rates per annum)
Prepayment rate(e)	19.1%				1.5%
	PPR				CPR

Weighted-average life (in years)	0.4				2.1
Expected credit losses	4.6%				1.5%
Discount rate	12.5%				25.0%

(a)	Excludes loan sales for which the Firm did not securitize (including loans sold to U.S. government agencies).

(b)	Includes $36 million of proceeds from prime mortgage securitizations received as securities in 2010, $2.4 billion, $542 million, and $989 million from new securitizations of commercial and other in 2010, 2009 and 2008, respectively, and $12.8 billion and $5.5 billion from credit card in 2009 and 2008, respectively. These securities were primarily classified as level 2 of the fair value measurement hierarchy.

(c)	Includes cash paid by the Firm to reacquire assets from the off–balance sheet, nonconsolidated entities – for example, servicer clean-up calls.

(d)	Includes cash flows received on retained interests – including, for example, principal repayments and interest payments.

(e)	PPR: principal payment rate; CPR: constant prepayment rate; CPY: constant prepayment yield.

(f)	Includes Alt-A loans and re-securitization transactions.

(g)	The Firm elected the fair value option for loans pending securitization. The carrying value of these loans accounted for at fair value approximated the proceeds received from securitization.

(h)	There were no retained interests held in the residential mortgage securitization completed in 2010.
256	JPMorgan Chase & Co. / 2010 Annual Report

Loans sold to U.S. government agencies and other third-party sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans, predominantly to U.S. government agencies. These loans are sold primarily for the purpose of securitization by U.S. government agencies, which also provide credit enhancement of the loans through certain guarantee provisions. In connection with these loan sales, the Firm makes certain representations and warranties. For additional information about the Firm’s loan sale- and securitization-related indemnifications, see Note 30 on pages 275–280 of this Annual Report.
The Firm generally retains the right to service the mortgage loans in accordance with the respective servicing guidelines and standards, and records a servicing asset at the time of sale.
The following table summarizes these loan sale activities.

Year ended December 31,
(in millions)	2010	2009	2008

Carrying value of loans sold(a)(b)	$156,615	$154,571	$132,111
Proceeds received from loan sales as cash	3,887	1,702	7,112
Proceeds received from loan sales as securities(c)	149,786	149,343	121,947

Total proceeds received from loan sales	$153,673	$151,045	$129,059
Gains on loan sales	212	89	30

(a)	Predominantly to U.S. government agencies.

(b)	MSRs were excluded from the above table. See Note 17 on pages 260–263 of this Annual Report for further information on originated MSRs.

(c)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.
The Firm has the option to repurchase certain loans sold to U.S. government agencies (predominantly loans securitized in Ginnie Mae pools) if they reach certain delinquency triggers. Once the delinquency trigger has been met, regardless of whether the repurchase option has been exercised, the Firm recognizes the loan on the Consolidated Balance Sheet. The Firm also recognizes an offsetting liability in accounts payable and other liabilities for any loans subject to the repurchase option, but for which the option to repurchase has not been exercised. As of December 31, 2010 and 2009, loans repurchased or with the option to repurchase were $13.0 billion and $10.8 billion, respectively. Additionally, real estate owned resulting from repurchases of loans sold to U.S. government agencies was $1.9 billion and $579 million as of December 31, 2010 and 2009, respectively. Substantially all of these loans and real estate continue to be insured or guaranteed by U.S. government agencies and, where applicable, reimbursement is proceeding normally.

JPMorgan Chase’s interests in Firm-sponsored securitized assets
The following table summarizes the Firm’s interests in Firm-sponsored non-consolidated securitizations, which are carried at fair value on the Firm’s Consolidated Balance Sheets at December 31, 2010 and 2009. The risk ratings are periodically reassessed as information becomes available. As of December 31, 2010 and 2009, 66% and 76%, respectively, of the Firm’s retained securitization interests in Firm-sponsored securitizations were risk-rated “A” or better.

	Ratings profile of interests held(b)(c)(d)
	2010			2009
	Investment-	Noninvestment-	Retained	Investment-	Noninvestment-	Retained
December 31, (in billions)	grade	grade	interests	grade	grade	interests(e)

Asset types
Residential mortgage:
Prime(a)	$0.2	$0.5	$0.7	$0.7	$0.4	$1.1
Subprime	—	—	—	—	—	—
Option ARMs	—	—	—	0.1	—	0.1
Commercial and other	2.6	0.3	2.9	2.2	0.2	2.4

Total	$2.8	$0.8	$3.6	$3.0	$0.6	$3.6

(a)	Includes retained interests in Alt-A loans and re-securitization transactions.

(b)	The ratings scale is presented on an S&P-equivalent basis.

(c)	Includes $315 million and $139 million of investments acquired in the secondary market, but predominantly held for investment purposes, as of December 31, 2010 and 2009, respectively. Of this amount, $276 million and $108 million is classified as investment-grade as of December 31, 2010 and 2009, respectively.

(d)	Excludes senior and subordinated securities of $200 million and $875 million at December 31, 2010 and 2009, respectively, which the Firm purchased in connection with IB’s secondary market-making activities.

(e)	Excludes $49 million of retained interests in student loans at December 31, 2009.
JPMorgan Chase & Co. / 2010 Annual Report	257

Notes to consolidated financial statements
The table below outlines the key economic assumptions used to determine the fair value as of December 31, 2010 and 2009, of certain of the Firm’s retained interests in nonconsolidated Firm-sponsored securitizations, other than MSRs, that are valued using modeling techniques. The table below also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 17 on pages 260–263 of this Annual Report.

December 31, 2010	Residential mortgage			Commercial
(in millions, except rates and where otherwise noted)	Prime(b)	Subprime	Option ARMs	and other(g)

JPMorgan Chase interests in securitized assets(a)(c)	$708	$14	$29	$2,906

Weighted-average life (in years)	5.5	6.6	7.7	3.3

Weighted-average constant prepayment rate(d)	7.9%	5.7%	8.4%	—%
	CPR	CPR	CPR	CPR
Impact of 10% adverse change	$(15)	$—	$—	$—
Impact of 20% adverse change	(27)	(1)	(1)	—

Weighted-average loss assumption	5.2%	16.2%	30.0%	2.1%

Impact of 10% adverse change	$(12)	$(1)	$—	$(76)
Impact of 20% adverse change	(21)	(2)	(1)	(151)

Weighted-average discount rate	11.6%	10.7%	6.3%	16.4%
Impact of 10% adverse change	$(26)	$—	$(1)	$(69)
Impact of 20% adverse change	(47)	(1)	(2)	(134)

December 31, 2009
(in millions, except rates and where		Residential mortgage			Commercial
otherwise noted)	Credit card(e)	Prime(b)	Subprime	Option ARMs	and other(g)	Student		Auto

JPMorgan Chase interests in securitized assets(c)	$4,016	$1,143	$27	$113	$2,361	$51		$9

Weighted-average life (in years)	0.6	8.3	4.3	5.1	3.5	8.1		0.6

Weighted-average constant prepayment rate(d)	14.3%	4.9%	21.8%	15.7%	—%	5.0%		1.4%
	PPR	CPR	CPR	CPR	CPR	CPR		ABS
Impact of 10% adverse change	$(1)	$(15)	$(2)	$—	$—	$(1)		$—
Impact of 20% adverse change	(2)	(31)	(3)	(1)	—	(2)		(1)

Weighted-average loss assumption	6.8%	3.2%	2.7%	0.7%	1.4%	—	%(f)	0.8%

Impact of 10% adverse change	$(1)	$(15)	$(4)	$—	$(41)	$—		$—
Impact of 20% adverse change	(3)	(29)	(7)	—	(100)	—		—

Weighted-average discount rate	12.0%	11.4%	23.2%	5.4%	12.5%	9.0%		2.8%
Impact of 10% adverse change	$(10)	$(41)	$(2)	$(1)	$(72)	$(2)		$—
Impact of 20% adverse change	(20)	(82)	(4)	(3)	(139)	(4)		—

(a)	Effective January 1, 2010, all of the Firm-sponsored credit card, student loan and auto securitization trusts were consolidated as a result of the accounting guidance related to VIEs and, accordingly, are not included in the table above for the year ended December 31, 2010.

(b)	Includes retained interests in Alt-A and re-securitization transactions.

(c)	Includes certain investments acquired in the secondary market but predominantly held for investment purposes.

(d)	PPR: principal payment rate; ABS: absolute prepayment speed; CPR: constant prepayment rate.

(e)	Excludes the Firm’s retained senior and subordinated AFS securities in its credit card securitization trusts, which are discussed on pages 245–246 of this Note.

(f)	Expected losses for student loans securitizations are minimal and are incorporated into other assumptions.

(g)	The anticipated credit losses, including expected static pool losses, are immaterial for the Firm’s retained interests on commercial and other securitizations that had occurred during 2010, 2009 and 2008.
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
258	JPMorgan Chase & Co. / 2010 Annual Report

Loan delinquencies and net charge-offs
The table below includes information about delinquencies, net charge-offs and components of off–balance sheet securitized financial assets as of December 31, 2010 and 2009.

			90 days past due
As of or for the year ended	Credit exposure		and still accruing		Nonaccrual loans		Net loan charge-offs(d)
December 31, (in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Securitized loans(a)
Residential mortgage:
Prime mortgage(b)	$143,764	$171,547	$—	$—	$33,093	$33,838	$6,257	$9,333
Subprime mortgage	40,721	47,261	—	—	15,456	19,505	3,598	7,123
Option ARMs	35,786	41,983	—	—	10,788	10,973	2,305	2,287
Commercial and other	106,245	24,799	—	—	5,791	1,244	618	15
Credit card	NA	84,626	NA	2,385	NA	—	NA	6,443
Student	NA	1,008	NA	64	NA	—	NA	1
Automobile	NA	218	NA	—	NA	1	NA	4

Total loans securitized(c)	$326,516	$371,442	$—	$2,449	$65,128	$65,561	$12,778	$25,206

(a)	Total assets held in securitization-related SPEs, including credit card securitization trusts, were $391.1 billion and $545.2 billion at December 31, 2010 and 2009, respectively. The $326.5 billion and $371.4 billion of loans securitized at December 31, 2010 and 2009, respectively, excludes: $56.0 billion and $145.0 billion of securitized loans in which the Firm has no continuing involvement, zero and $16.7 billion of seller’s interests in credit card master trusts, zero and $8.3 billion of cash amounts on deposit and escrow accounts, and $8.6 billion and $3.8 billion of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

(b)	Includes Alt-A loans.

(c)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

(d)	Net charge-offs represent losses realized upon liquidation of the assets held by off–balance sheet securitization entities.
JPMorgan Chase & Co. / 2010 Annual Report	259

Notes to consolidated financial statements

Note 17 – Goodwill and other intangible assets
Goodwill and other intangible assets consist of the following.

December 31, (in millions)	2010	2009	2008

Goodwill	$48,854	$48,357	$48,027
Mortgage servicing rights	13,649	15,531	9,403

Other intangible assets
Purchased credit card relationships	$897	$1,246	$1,649
Other credit card–related intangibles	593	691	743
Core deposit intangibles	879	1,207	1,597
Other intangibles	1,670	1,477	1,592

Total other intangible assets	$4,039	$4,621	$5,581

Goodwill
Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of the net assets acquired. Subsequent to initial recognition, goodwill is not amortized but is tested for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment.
The goodwill associated with each business combination is allocated to the related reporting units, which are determined based on how the Firm’s businesses are managed and how they are reviewed by the Firm’s Operating Committee. The following table presents goodwill attributed to the business segments.

December 31, (in millions)	2010	2009	2008

Investment Bank	$5,278	$4,959	$4,765
Retail Financial Services	16,813	16,831	16,840
Card Services	14,205	14,134	13,977
Commercial Banking	2,866	2,868	2,870
Treasury & Securities Services	1,680	1,667	1,633
Asset Management	7,635	7,521	7,565
Corporate/Private Equity	377	377	377

Total goodwill	$48,854	$48,357	$48,027

The following table presents changes in the carrying amount of goodwill.

Year ended December 31, (in millions)	2010	2009	2008

Beginning balance at January 1,(a):	$48,357	$48,027	$45,270
Changes from:
Business combinations	556	271	2,481
Dispositions	(19)	—	(38)
Other(b)	(40)	59	314

Balance at December 31,(a)	$48,854	$48,357	$48,027

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.
The increase in goodwill during 2010 was largely due to the acquisition of the RBS Sempra Commodities business in IB, and the purchase of a majority interest in Gávea Investimentos, a leading alternative asset management company in Brazil, by AM. The increase in goodwill during 2009 was primarily due to final purchase accounting adjustments related to the Bear Stearns merger and the acquisition of a commodities business (each primarily allocated to IB), and foreign currency translation adjustments related to the Firm’s credit card business, partially offset by accounting adjustments associated with the Bear Stearns and Bank One mergers. The increase in goodwill during 2008 was primarily due to the dissolution of the Chase Paymentech Solutions joint venture (allocated to Card Services), the merger with Bear Stearns, the purchase of an additional equity interest in Highbridge and tax-related purchase accounting adjustments associated with the Bank One merger (which were primarily attributed to IB).
Impairment Testing
Goodwill was not impaired at December 31, 2010 or 2009, nor was any goodwill written off due to impairment during 2010, 2009 or 2008.
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
The primary method the Firm uses to estimate the fair value of its reporting units is the income approach. The models project cash flows for the forecast period and use the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using an appropriate discount rate. Projections of cash flows are based on the reporting units’ earnings forecasts, which include the estimated effects of regulatory and legislative changes (including, but not limited to the Dodd-Frank Act, the CARD Act, and limitations on non-sufficient funds and overdraft fees). These forecasts are also reviewed with the Operating Committee of the Firm. The Firm’s cost of equity is determined using the Capital Asset Pricing Model, which is consistent with methodologies and assumptions the Firm uses when advising clients in third party transactions. The discount rate used for each reporting unit represents an estimate of the cost of equity capital for that reporting unit and is determined based on the Firm’s overall cost of equity, as adjusted for the risk characteristics specific to each reporting unit (for example, for higher levels of risk or uncertainty associated with the business or management’s forecasts and assumptions). To assess the reasonableness of the discount rates used for each reporting unit, management compares the discount rate to the estimated cost of equity for publicly traded institutions with similar businesses and risk characteristics. In addition, the weighted average cost of equity (aggregating the various reporting units) is compared with the Firms’ overall cost of equity to ensure reasonableness.
The valuations derived from the discounted cash flow models are then compared with market-based trading and transaction multiples for relevant competitors. Precise conclusions generally can not be drawn from these comparisons due to the differences that naturally exist between the Firm’s businesses and competitor insti-

260	JPMorgan Chase & Co. / 2010 Annual Report

tutions. However, trading and transaction comparables are used as general indicators to assess the general reasonableness of the estimated fair values. Management also takes into consideration a comparison between the aggregate fair value of the Firm’s reporting units and JPMorgan Chase’s market capitalization. In evaluating this comparison, management considers several factors, including (a) a control premium that would exist in a market transaction, (b) factors related to the level of execution risk that would exist at the firm-wide level that do not exist at the reporting unit level and (c) short-term market volatility and other factors that do not directly affect the value of individual reporting units.
While no impairment of goodwill was recognized during 2010, the Firm’s consumer lending businesses in RFS and CS remain at elevated risk of goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. The valuation of these businesses is particularly dependent upon economic conditions (including new unemployment claims and home prices), and regulatory and legislative changes that may affect consumer credit card use. The assumptions used in the discounted cash flow model were determined using management’s best estimates. The cost of equity reflected the related risk and uncertainty, and was evaluated in comparison to relevant market peers. Deterioration in these assumptions could cause the estimated fair values of these reporting units and their associated goodwill to decline, which may result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
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
JPMorgan Chase made the determination to treat its MSRs as one class of servicing assets based on the availability of market inputs used to measure its MSR asset at fair value and its treatment of MSRs as one aggregate pool for risk management purposes. As permitted by U.S. GAAP, the Firm elected to account for this one class of servicing assets at fair value. The Firm estimates the fair value of MSRs using an option-adjusted spread model (“OAS”), which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Firm’s prepayment model, and then discounts these cash flows at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue and costs to service, and other economic factors. The Firm reassesses and periodically adjusts the underlying inputs and assumptions used in the OAS model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. During 2010 and 2009, the Firm continued to refine its proprietary prepayment model based on a number of market-related factors, including a downward trend in home prices, general tightening of credit underwriting standards and the associated impact on refinancing activity. The Firm compares fair value estimates and assumptions to observable market data where available, and to recent market activity and actual portfolio experience.
The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. JPMorgan Chase uses combinations of derivatives and securities to manage changes in the fair value of MSRs. The intent is to offset any changes in the fair value of MSRs with changes in the fair value of the related risk management instruments. MSRs decrease in value when interest rates decline. Conversely, securities (such as mortgage-backed securities), principal-only certificates and certain derivatives (when the Firm receives fixed-rate interest payments) increase in value when interest rates decline.
The following table summarizes MSR activity for the years ended December 31, 2010, 2009 and 2008.

Year ended December 31,
(in millions, except where otherwise noted)	2010	2009	2008

Fair value at beginning of period	$15,531	$9,403	$8,632
MSR activity
Originations of MSRs	3,153	3,615	3,061
Purchase of MSRs	26	2	6,755 (f)
Disposition of MSRs	(407)	(10)	–

Total net additions	2,772	3,607	9,816
Change in valuation due to inputs and assumptions(a)	(2,268)	5,807	(6,933)
Other changes in fair value(b)	(2,386)	(3,286)	(2,112)

Total change in fair value of MSRs(c)	(4,654)	2,521	(9,045)

Fair value at December 31(d)	$13,649	$15,531	$9,403

Change in unrealized gains/ (losses) included in income related to MSRs held at December 31	$(2,268)	$5,807	$(6,933)

Contractual service fees, late fees and other ancillary fees included in income	$4,484	$4,818	$3,353

Third-party mortgage loans serviced at December 31 (in billions)	$976	$1,091	$1,185

Servicer advances, net at December 31 (in billions)(e)	$9.9	$7.7	$5.2

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. “Total realized/unrealized gains/(losses)” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 170–187 of this Annual Report include these amounts.

(b)	Includes changes in MSR value due to modeled servicing portfolio runoff (or time decay). “Purchases, issuances, settlements, net” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 170–187 of this Annual Report include these amounts.

(c)	Includes changes related to commercial real estate of $(1) million, $(4) million and $(4) million for the years ended December 31, 2010, 2009 and 2008, respectively.

(d)	Includes $40 million, $41 million and $55 million related to commercial real estate at December 31, 2010, 2009 and 2008, respectively.

(e)	Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest to a trust, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these advances is minimal because reimbursement of the advances is senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment if the collateral is insufficient to cover the advance.

JPMorgan Chase & Co. / 2010 Annual Report	261

Notes to consolidated financial statements

(f)	Includes MSRs acquired as a result of the Washington Mutual transaction (of which $59 million related to commercial real estate) and the Bear Stearns merger. For further discussion, see Note 2 on pages 166–170 of this Annual Report.
The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the years ended December 31, 2010, 2009 and 2008.

Year ended December 31,
(in millions)	2010	2009	2008

RFS mortgage fees and related income
Net production revenue:
Production revenue	$3,440	$2,115	$1,150
Repurchase losses	(2,912)	(1,612)	(252)

Net production revenue	528	503	898

Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	4,575	4,942	3,258
Other changes in MSR asset fair value(a)	(2,384)	(3,279)	(2,052)

Total operating revenue	2,191	1,663	1,206

Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model(b)	(2,268)	5,804	(6,849)
Derivative valuation adjust- ments and other	3,404	(4,176)	8,366

Total risk management	1,136	1,628	1,517

Total RFS net mortgage servicing revenue	3,327	3,291	2,723

All other(c)	15	(116)	(154)

Mortgage fees and related income	$3,870	$3,678	$3,467

(a)	Includes changes in the MSR value due to modeled servicing portfolio runoff (or time decay). “Purchases, issuances, settlements, net” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 170–187 of this Annual Report include these amounts.

(b)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model. “Total realized/unrealized gains/(losses)” columns in the Changes in level 3 recurring fair value measurements tables in Note 3 on pages 170–187 of this Annual Report include these amounts.

(c)	Primarily represents risk management activities performed by the Chief Investment Office (“CIO”) in the Corporate sector.
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at December 31, 2010 and 2009; and it outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

Year ended December 31,
(in millions, except rates)	2010	2009

Weighted-average prepayment speed assumption (CPR)	11.29%	11.37%
Impact on fair value of 10% adverse change	$(809)	$(896)
Impact on fair value of 20% adverse change	(1,568)	(1,731)

Weighted-average option adjusted spread	3.94%	4.63%
Impact on fair value of 100 basis points adverse change	$(578)	$(641)
Impact on fair value of 200 basis points adverse change	(1,109)	(1,232)

CPR:	Constant prepayment rate.
The sensitivity analysis in the preceding table is hypothetical and should be used with caution. Changes in fair value based on variation in assumptions generally cannot be easily extrapolated, because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Other intangible assets
Other intangible assets are recorded at their fair value upon completion of a business combination or certain other transactions, and generally represent the value of customer relationships or arrangements. Subsequently, the Firm’s intangible assets with finite lives, including core deposit intangibles, purchased credit card relationships, and other intangible assets, are amortized over their useful lives in a manner that best reflects the economic benefits of the intangible asset. The decrease in other intangible assets during 2010 was predominantly due to amortization, partially offset by an increase resulting from the aforementioned Gávea Investimentos transaction.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	2010			2009
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
December 31, (in millions)	amount	amortization	value	amount	amortization	value

Purchased credit card relationships	$5,789	$4,892	$897	$5,783	$4,537	$1,246
Other credit card–related intangibles	907	314	593	894	203	691
Core deposit intangibles	4,280	3,401	879	4,280	3,073	1,207
Other intangibles	2,515	845	1,670	2,200	723	1,477

262	JPMorgan Chase & Co. / 2010 Annual Report

Amortization expense
Intangible assets of approximately $600 million, consisting primarily of asset management advisory contracts, were determined to have an indefinite life and are not amortized.
The following table presents amortization expense related to credit card relationships, core deposits and all other intangible assets.

Year ended December 31, (in millions)	2010	2009	2008

Purchased credit card relationships	$355	$421	$625
All other intangibles:
Other credit card–related intangibles	111	94	33
Core deposit intangibles	328	390	469
Other intangibles	142	145	136

Total amortization expense	$936	$1,050	$1,263

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and all other intangible assets at December 31, 2010.

		Other credit
	Purchased credit	card-related	Core deposit	All other
Year ended December 31, (in millions)	card relationships	intangibles	intangibles	intangible assets	Total

2011	$294	$103	$284	$116	$797
2012	254	106	240	111	711
2013	213	103	195	108	619
2014	109	102	100	94	405
2015	23	95	25	76	219

Impairment testing
The Firm’s intangible assets are tested for impairment if events or changes in circumstances indicate that the asset might be impaired, and, for intangible assets with indefinite lives, on an annual basis.
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
a straight-line basis over the software’s expected useful life and reviewed for impairment on an ongoing basis.
Note 19 – Deposits
At December 31, 2010 and 2009, noninterest-bearing and interest-bearing deposits were as follows.

December 31, (in millions)	2010	2009

U.S. offices
Noninterest-bearing	$228,555	$204,003
Interest-bearing:
Demand(a)	33,368	15,964
Savings(b)	334,632	297,949
Time (included $2,733 and $1,463 at fair value at December 31, 2010 and 2009, respectively)(c)	87,237	125,191

Total interest-bearing deposits	455,237	439,104

Total deposits in U.S. offices	683,792	643,107

Non-U.S. offices
Noninterest-bearing	10,917	8,082
Interest-bearing:
Demand	174,417	186,885
Savings	607	661
Time (included $1,636 and $2,992 at fair value at December 31, 2010 and 2009, respectively)(c)	60,636	99,632

Total interest-bearing deposits	235,660	287,178

Total deposits in non-U.S. offices	246,577	295,260

Total deposits	$930,369	$938,367

(a)	2010 and 2009 includes Negotiable Order of Withdrawal (“NOW”) accounts. 2010 includes certain trust accounts.
(b)	Includes Money Market Deposit Accounts (“MMDAs”).
(c)	See Note 4 on pages 187–189 of this Annual Report for further information on structured notes classified as deposits for which the fair value option has been elected.

JPMorgan Chase & Co. / 2010 Annual Report	263

Notes to consolidated financial statements

At December 31, 2010 and 2009, time deposits in denominations of $100,000 or more were as follows.

December 31, (in millions)	2010	2009

U.S.	$59,653	$90,552
Non-U.S.	44,544	77,887

Total	$104,197	$168,439

At December 31, 2010, the maturities of interest-bearing time deposits were as follows.

December 31, 2010
(in millions)	U.S.	Non-U.S.	Total

2011	$71,930	$60,043	$131,973
2012	7,382	287	7,669
2013	4,281	153	4,434
2014	1,432	22	1,454
2015	2,074	—	2,074
After 5 years	138	131	269

Total	$87,237	$60,636	$147,873

On November 21, 2008, the FDIC released final rules on the FDIC Temporary Liquidity Guarantee Program (the “TLG Program”). One component of this program, the Transaction Account Guarantee Program (the “TAG Program”), provided unlimited deposit insurance through December 31, 2009, on certain noninterest-bearing transaction accounts at FDIC-insured participating institutions. The Firm elected to participate in the TLG Program and, as a result, was required to pay additional insurance premiums to the FDIC in an amount equal to an annualized 10 basis points on balances in noninterest-bearing transaction accounts that exceeded the $250,000 FDIC deposit insurance limits. The expiration date of the program was extended to December 31, 2010, to provide continued support to those institutions most affected by the financial crisis and to enable the program to be phased-out in an orderly manner. Beginning January 1, 2010, the Firm no longer participated in the TAG Program. As a result, funds held in noninterest-bearing transaction accounts after December 31, 2009, were no longer guaranteed in full. Instead, they are insured up to $250,000 under the FDIC’s general deposit rules.
Note 20 – Other borrowed funds
The following table details the components of other borrowed funds.

December 31, (in millions)	2010	2009

Advances from Federal Home Loan Banks(a)	$25,234	$27,847
Other	32,075	27,893

Total(b)(c)	$57,309	$55,740

(a)	Advances from the FHLBs of $11.4 billion, $1.5 billion, $7.3 billion, $1.0 billion and $3.0 billion matures in each of the 12-month periods ending December 31, 2011, 2012, 2013, 2014, and 2015, respectively, and $928 million matures after December 31, 2015.

(b)	Includes other borrowed funds of $9.9 billion and $5.6 billion accounted for at fair value at December 31, 2010 and 2009, respectively. See Note 3 on pages 170–187 of this Annual Report for further information.

(c)	Includes other borrowed funds of $37.8 billion and $30.4 billion secured by assets totaling $95.3 billion and $144.1 billion at December 31, 2010 and 2009, respectively.
As of December 31, 2010 and 2009, JPMorgan Chase had no significant lines of credit for general corporate purposes.
Note 21 – Accounts payable and other liabilities
The following table details the components of accounts payable and other liabilities.

December 31, (in millions)	2010	2009

Brokerage payables(a)	$95,359	$92,848
Accounts payable and other liabilities(b)	74,971	69,848

Total	$170,330	$162,696

(a)	Includes payables to customers, brokers, dealers and clearing organizations, and securities fails.

(b)	Includes $236 million and $357 million accounted for at fair value at December 31, 2010 and 2009, respectively.

264	JPMorgan Chase & Co. / 2010 Annual Report

Note 22 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly U.S. dollars, with both fixed and variable interest rates. Included in senior and subordinated debt below are various equity-linked or other indexed instruments, which the Firm has elected to measure at fair value. These hybrid securities are classified in the line item of the host contract on the Consolidated Balance Sheets. Changes in fair value are recorded in principal transactions revenue in the Consolidated Statements of Income. The following table is a summary of long-term debt carrying values (including unamortized original issue discount, valuation adjustments and fair value adjustments, where applicable) by remaining contractual maturity as of December 31, 2010.

By remaining maturity at			2010
December 31, 2010			Under		After			2009
(in millions, except rates)			1 year	1-5 years	5 years	Total		Total

Parent company
Senior debt:	Fixed rate	(a)	$20,384	$47,031	$31,372	$98,787		$93,729
	Variable rate	(b)	15,648	37,119	6,260	59,027		73,335
	Interest rates	(c)	0.36–6.00%	0.31–7.00%	0.24–7.25%	0.24–7.25%		0.22–7.50%
Subordinated debt:	Fixed rate		$2,865	$9,649	$9,486	$22,000		$24,851
	Variable rate		—	1,987	9	1,996		1,838
	Interest rates	(c)	5.90–6.75%	1.37–6.63%	2.16–8.53%	1.37–8.53%		1.14–10.00%

	Subtotal		$38,897	$95,786	$47,127	$181,810		$193,753

Subsidiaries
Senior debt:	Fixed rate		$546	$1,782	$2,900	$5,228		$3,310
	Variable rate		6,435	17,199	6,911	30,545		39,835
	Interest rates	(c)	0.26–2.00%	0.21–3.75%	0.32–14.21%	0.21–14.21%		0.16–14.21%
Subordinated debt:	Fixed rate		$—	$—	$8,605	$8,605		$8,655
	Variable rate		—	—	1,150	1,150		1,150
	Interest rates	(c)	—%	—%	0.63–8.25%	0.63–8.25%		0.58–8.25%

	Subtotal		$6,981	$18,981	$19,566	$45,528		$52,950

Junior subordinated debt:	Fixed rate		$—	$—	$15,249	$15,249		$16,349
	Variable rate		—	—	5,082	5,082		3,266
	Interest rates	(c)	—%	—%	0.79–8.75%	0.79–8.75%		0.78–8.75%

	Subtotal		$—	$—	$20,331	$20,331		$19,615

Total long-term debt(d)(e)(f)			$45,878	$114,767	$87,024	$247,669	(h)(i)	$266,318

Long-term beneficial interests:
	Fixed rate		$3,095	$4,328	$2,372	$9,795		$1,034
	Variable rate		10,798	24,691	7,270	42,759		9,404
	Interest rates		0.28–7.00%	0.25–11.00%	0.05–7.47%	0.05–11.00%		0.25–7.13%

Total long-term beneficial interests(g)			$13,893	$29,019	$9,642	$52,554		$10,438

(a)	Included $18.5 billion and $21.6 billion as of December 31, 2010 and 2009, respectively, guaranteed by the FDIC under the TLG Program.

(b)	Included $17.9 billion and $19.3 billion as of December 31, 2010 and 2009, respectively, guaranteed by the FDIC under the TLG Program.

(c)	The interest rates shown are the range of contractual rates in effect at year-end, including non-U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of the hedge accounting derivatives, the range of modified rates in effect at December 31, 2010, for total long-term debt was (0.12)% to 14.21%, versus the contractual range of 0.21% to 14.21% presented in the table above. The interest rate ranges shown exclude structured notes accounted for at fair value.

(d)	Included long-term debt of $8.3 billion and $8.1 billion secured by assets totaling $11.7 billion and $11.4 billion at December 31, 2010 and 2009, respectively. Excludes amounts related to hybrid instruments.

(e)	Included $38.8 billion and $49.0 billion of outstanding structured notes accounted for at fair value at December 31, 2010 and 2009, respectively.

(f)	Included $879 million and $3.4 billion of outstanding zero-coupon notes at December 31, 2010 and 2009, respectively. The aggregate principal amount of these notes at their respective maturities was $2.7 billion and $6.6 billion, respectively.

(g)	Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated VIEs. Also included $1.5 billion and $1.4 billion of outstanding structured notes accounted for at fair value at December 31, 2010 and 2009, respectively. Excluded short-term commercial paper and other short-term beneficial interests of $25.1 billion and $4.8 billion at December 31, 2010 and 2009, respectively.

(h)	At December 31, 2010, long-term debt aggregating $35.6 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective notes.

(i)	The aggregate carrying values of debt that matures in each of the five years subsequent to 2010 is $45.9 billion in 2011, $51.9 billion in 2012, $20.4 billion in 2013, $23.5 billion in 2014 and $18.9 billion in 2015.

The weighted-average contractual interest rates for total long-term debt excluding structured notes accounted for at fair value were 3.78% and 3.52% as of December 31, 2010 and 2009, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rates for total long-term debt, including the effects of

JPMorgan Chase & Co. / 2010 Annual Report	265

Notes to consolidated financial statements

related derivative instruments, were 2.52% and 1.86% as of December 31, 2010 and 2009, respectively.
The Firm participated in the TLG Program commencing in December 2008. The TLG Program was available to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they opted out or the FDIC terminated their participation. Under the TLG Program, the FDIC guaranteed through the earlier of maturity or June 30, 2012, certain senior unsecured debt issued though October 31, 2009, in return for a fee to be paid based on the amount and maturity of the debt. Under the TLG Program, the FDIC would pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument.
JPMorgan Chase & Co. (Parent Company) has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes sold as part of the Firm’s market-making activities. These guarantees rank on parity with all of the Firm’s other unsecured and unsubordinated indebtedness. Guaranteed liabilities totaled $3.7 billion and $4.5 billion at December 31, 2010 and 2009, respectively. For additional information, see Note 2 on pages 166–170 of this Annual Report.
The Firm’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings or stock price.
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities
At December 31, 2010, the Firm had established 26 wholly-owned Delaware statutory business trusts (“issuer trusts”) that had issued guaranteed capital debt securities.
The junior subordinated deferrable interest debentures issued by the Firm to the issuer trusts, totaling $20.3 billion and $19.6 billion at December 31, 2010 and 2009, respectively, were reflected in the Firm’s Consolidated Balance Sheets in long-term debt, and in the table on the preceding page under the caption “Junior subordinated debt” (i.e., trust preferred capital debt securities). The Firm also records the common capital securities issued by the issuer trusts in other assets in its Consolidated Balance Sheets at December 31, 2010 and 2009. The debentures issued to the issuer trusts by the Firm, less the common capital securities of the issuer trusts, qualified as Tier 1 capital as of December 31, 2010.

The following is a summary of the outstanding trust preferred capital debt securities, including unamortized original issue discount, issued by each trust, and the junior subordinated deferrable interest debenture issued to each trust, as of December 31, 2010.

	Amount of
	trust preferred			Stated maturity
	capital debt	Principal amount		of trust preferred		Interest rate of
	securities	of debenture		capital securities	Earliest	trust preferred	Interest
	issued	issued	Issue	and	redemption	capital securities	payment/
December 31, 2010 (in millions)	by trust(a)	to trust(b)	date	debentures	date	and debentures	distribution dates

Bank One Capital III	$474	$674	2000	2030	Any time	8.75%	Semiannually
Bank One Capital VI	525	553	2001	2031	Any time	7.20%	Quarterly
Chase Capital II	482	497	1997	2027	Any time	LIBOR + 0.50%	Quarterly
Chase Capital III	295	305	1997	2027	Any time	LIBOR + 0.55%	Quarterly
Chase Capital VI	241	249	1998	2028	Any time	LIBOR + 0.625%	Quarterly
First Chicago NBD Capital I	249	256	1997	2027	Any time	LIBOR + 0.55%	Quarterly
J.P. Morgan Chase Capital X	1,000	1,015	2002	2032	Any time	7.00%	Quarterly
J.P. Morgan Chase Capital XI	1,075	1,004	2003	2033	Any time	5.88%	Quarterly
J.P. Morgan Chase Capital XII	400	390	2003	2033	Any time	6.25%	Quarterly
JPMorgan Chase Capital XIII	465	480	2004	2034	2014	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XIV	600	586	2004	2034	Any time	6.20%	Quarterly
JPMorgan Chase Capital XV	93	132	2005	2035	Any time	5.88%	Semiannually
JPMorgan Chase Capital XVI	500	492	2005	2035	Any time	6.35%	Quarterly
JPMorgan Chase Capital XVII	496	558	2005	2035	Any time	5.85%	Semiannually
JPMorgan Chase Capital XVIII	748	749	2006	2036	Any time	6.95%	Semiannually
JPMorgan Chase Capital XIX	563	564	2006	2036	2011	6.63%	Quarterly
JPMorgan Chase Capital XX	995	996	2006	2036	Any time	6.55%	Semiannually
JPMorgan Chase Capital XXI	836	837	2007	2037	2012	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XXII	996	997	2007	2037	Any time	6.45%	Semiannually
JPMorgan Chase Capital XXIII	643	643	2007	2047	2012	LIBOR + 1.00%	Quarterly
JPMorgan Chase Capital XXIV	700	700	2007	2047	2012	6.88%	Quarterly
JPMorgan Chase Capital XXV	1,492	1,844	2007	2037	2037	6.80%	Semiannually
JPMorgan Chase Capital XXVI	1,815	1,815	2008	2048	2013	8.00%	Quarterly
JPMorgan Chase Capital XXVII	995	995	2009	2039	2039	7.00%	Semiannually
JPMorgan Chase Capital XXVIII	1,500	1,500	2009	2039	2014	7.20%	Quarterly
JPMorgan Chase Capital XXIX	1,500	1,500	2010	2040	2015	6.70%	Quarterly

Total	$19,678	$20,331

(a)	Represents the amount of trust preferred capital debt securities issued to the public by each trust, including unamortized original issue discount.

(b)	Represents the principal amount of JPMorgan Chase debentures issued to each trust, including unamortized original-issue discount. The principal amount of debentures issued to the trusts includes the impact of hedging and purchase accounting fair value adjustments that were recorded on the Firm’s Consolidated Financial Statements.

266	JPMorgan Chase & Co. / 2010 Annual Report

Note 23 — Preferred stock
At December 31, 2010 and 2009, JPMorgan Chase was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share.
In the event of a liquidation or dissolution of the Firm, JPMorgan Chase’s preferred stock then outstanding takes precedence over the Firm’s common stock for the payment of dividends and the distribution of assets.
Generally, dividends on shares of each outstanding series of preferred stock are payable quarterly, except for the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I (“Series I”), which is payable semiannually as discussed below.
On April 23, 2008, the Firm issued 600,000 shares of Series I preferred stock, for total proceeds of $6.0 billion. Dividends on Series I shares are payable semiannually at a fixed annual dividend rate of 7.90% through April 2018, and then become payable quarterly at an annual dividend rate of three-month LIBOR plus 3.47%.
On July 15, 2008, each series of Bear Stearns preferred stock then issued and outstanding was exchanged into a series of JPMorgan Chase preferred stock with substantially identical terms (6.15% Cumulative Preferred Stock, Series E (“Series E”); 5.72%
Cumulative Preferred Stock, Series F (“Series F”); and 5.49% Cumulative Preferred Stock, Series G (“Series G”)). As a result of the exchange, these series ranked equally with other series of the Firm’s preferred stock. On August 20, 2010, the Firm redeemed all of the outstanding shares of its Series E, Series F and Series G preferred stock at their stated redemption value.
On August 21, 2008, the Firm issued 180,000 shares of 8.625% Non-Cumulative Preferred Stock, Series J (“Series J”), for total proceeds of $1.8 billion.
On October 28, 2008, pursuant to the U.S. Treasury’s Capital Purchase Program, the Firm issued to the U.S. Treasury, for total proceeds of $25.0 billion, (i) 2.5 million shares of the Firm’s Fixed Rate Cumulative Perpetual Preferred Stock, Series K, par value $1 per share and liquidation preference $10,000 per share (the “Series K Preferred Stock”); and (ii) a warrant to purchase up to 88,401,697 shares of the Firm’s common stock at an exercise price of $42.42 per share (the “Warrant”), subject to certain antidilution and other adjustments. The Series K Preferred Stock was nonvoting, qualified as Tier 1 capital and ranked equally with other series of the Firm’s preferred stock in terms of dividend payments and upon liquidation of the Firm. On June 17, 2009, the Firm redeemed all outstanding shares of the Series K Preferred Stock and repaid the full $25.0 billion principal amount together with accrued but unpaid dividends. See Note 24 on page 268 for further discussion regarding the Warrant.

The following is a summary of JPMorgan Chase’s preferred stock outstanding as of December 31, 2010 and 2009.

	Share value						Contractual rate
	and redemption	Shares(b)		Carrying value (in millions)		Earliest	in effect at
December 31,	price per share(a)	2010	2009	2010	2009	redemption date	December 31, 2010

Cumulative Preferred Stock, Series E	$200	—	818,113	$—	$164	—	NA
Cumulative Preferred Stock, Series F	200	—	428,825	—	86	—	NA
Cumulative Preferred Stock, Series G	200	—	511,169	—	102	—	NA
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	10,000	600,000	600,000	6,000	6,000	4/30/2018	7.90%
Non-Cumulative Perpetual Preferred Stock, Series J	10,000	180,000	180,000	1,800	1,800	9/1/2013	8.63

Total preferred stock		780,000	2,538,107	$7,800	$8,152

(a)	The redemption price includes the amount shown in the table plus any accrued but unpaid dividends.

(b)	Represented by depositary shares.

JPMorgan Chase & Co. / 2010 Annual Report	267

Notes to consolidated financial statements

Dividend and stock repurchase restrictions
Prior to the redemption of the Series K Preferred Stock on June 17, 2009, the Firm was subject to certain restrictions regarding the declaration of dividends and share repurchases. As a result of the redemption of the Series K Preferred Stock, JPMorgan Chase is no longer subject to any of these restrictions.
Note 24 – Common stock
At December 31, 2010 and 2009, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a par value of $1 per share. On June 5, 2009, the Firm issued $5.8 billion, or 163 million new shares, of its common stock at $35.25 per share. On September 30, 2008, the Firm issued $11.5 billion, or 284 million new shares, of its common stock at $40.50 per share.
On April 8, 2008, pursuant to the Share Exchange Agreement dated March 24, 2008, between JPMorgan Chase and Bear Stearns, 20.7 million newly issued shares of JPMorgan Chase common stock were issued to Bear Stearns in a transaction that was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, in exchange for 95.0 million newly issued shares of Bear Stearns common stock (or 39.5% of Bear Stearns common stock after giving effect to the issuance). Upon the consummation of the Bear Stearns merger, on May 30, 2008, the 20.7 million shares of JPMorgan Chase common stock and 95.0 million shares of Bear Stearns common stock were cancelled. For a further discussion of this transaction, see Note 2 on pages 166–170 of this Annual Report.
Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during the years ended December 31, 2010, 2009 and 2008 were as follows.

Year ended December 31, (in millions)	2010	2009	2008

Issued – balance at January 1	4,104.9	3,941.6	3,657.7
Newly issued:
Common stock:
Open market issuance	–	163.3	283.9
Bear Stearns Share Exchange Agreement	–	–	20.7

Total newly issued	–	163.3	304.6
Canceled shares	–	–	(20.7)

Total issued – balance at December 31	4,104.9	4,104.9	3,941.6

Treasury – balance at January 1	(162.9)	(208.8)	(290.3)
Purchase of treasury stock	(77.9)	–	–
Share repurchases related to employee stock-based awards(a)	(0.1)	(1.1)	(0.5)
Issued from treasury:
Net change from the Bear Stearns merger as a result of the reissuance of Treasury stock and the Share Exchange Agreement	–	–	26.5
Employee benefits and compensation plans	45.3	45.7	54.4
Employee stock purchase plans	1.0	1.3	1.1

Total issued from treasury	46.3	47.0	82.0

Total treasury – balance at December 31	(194.6)	(162.9)	(208.8)

Outstanding	3,910.3	3,942.0	3,732.8

(a)	Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes.
As noted in Note 23 on pages 267–268, pursuant to the U.S. Treasury’s Capital Purchase Program, the Firm issued to the U.S. Treasury a Warrant to purchase up to 88,401,697 shares of the Firm’s common stock, at an exercise price of $42.42 per share, subject to certain antidilution and other adjustments. The U.S. Treasury exchanged the Warrant for 88,401,697 warrants, each of which was a warrant to purchase a share of the Firm’s common stock at an exercise price of $42.42 per share and, on December 11, 2009, sold the warrants in a secondary public offering for $950 million. The warrants are exercisable, in whole or in part, at any time and from time to time until October 28, 2018. The Firm did not purchase any of the warrants sold by the U.S. Treasury.
Under the stock repurchase program authorized by the Firm’s Board of Directors, the Firm is authorized to repurchase up to $10.0 billion of the Firm’s common stock plus 88 million warrants sold by the U.S. Treasury in 2009. During 2009, the Firm did not repurchase any shares of its common stock or warrants. In the second quarter of 2010, the Firm resumed common stock repurchases, and during the year repurchased an aggregate of 78 million shares for $3.0 billion at an average price per share of $38.49. The Firm’s share repurchase activities in 2010 were intended to offset sharecount increases resulting from employee stock-based incentive awards and were consistent with the Firm’s goal of maintaining an appropriate sharecount. The Firm did not repurchase any of the warrants during 2010. As of December 31, 2010, $3.2 billion of authorized repurchase capacity remained with respect to the common stock, and all of the authorized repurchase capacity remained with respect to the warrants.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of common stock and warrants in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock – for example during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.
As of December 31, 2010, approximately 564 million unissued shares of common stock were reserved for issuance under various employee incentive, compensation, option and stock purchase plans, director compensation plans, and the warrants sold by the U.S. Treasury as discussed above.

268	JPMorgan Chase & Co. / 2010 Annual Report

Note 25 – Earnings per share
Effective January 1, 2009, the Firm implemented accounting guidance for participating securities, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”) are participating securities and should be included in the earnings per share (“EPS”) calculation using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends. JPMorgan Chase grants restricted stock and RSUs to certain employees under its stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock; these unvested awards meet the definition of participating securities. EPS data for the prior periods were revised as required by the accounting guidance. Options issued under employee benefit plans that have an antidilutive effect are excluded from the computation of diluted EPS.
The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2010, 2009 and 2008.

Year ended December 31,
(in millions, except per share amounts)	2010	2009		2008

Basic earnings per share
Income before extraordinary gain	$17,370	$11,652		$3,699
Extraordinary gain	—	76		1,906

Net income	17,370	11,728		5,605
Less: Preferred stock dividends	642	1,327		674
Less: Accelerated amortization from redemption of preferred stock issued to the U.S. Treasury	—	1,112	(c)	—

Net income applicable to common equity	16,728	9,289	(c)	4,931
Less: Dividends and undistributed earnings allocated to participating securities	964	515		189

Net income applicable to common stockholders	$15,764	$8,774		$4,742
Total weighted-average basic shares outstanding	3,956.3	3,862.8		3,501.1

Per share
Income before extraordinary gain	$3.98	$2.25	(c)	$0.81
Extraordinary gain	—	0.02		0.54

Net income	$3.98	$2.27	(c)	$1.35

Year ended December 31,
(in millions, except per share
amounts)	2010	2009		2008

Diluted earnings per share
Net income applicable to common stockholders	$15,764	$8,774		$4,742
Total weighted-average basic shares outstanding	3,956.3	3,862.8		3,501.1
Add: Employee stock options, SARs and warrants(a)	20.6	16.9		20.7

Total weighted-average diluted shares outstanding(b)	3,976.9	3,879.7		3,521.8

Per share
Income before extraordinary gain	$3.96	$2.24	(c)	$0.81
Extraordinary gain	—	0.02		0.54

Net income per share	$3.96	$2.26	(c)	$1.35

(a)	Excluded from the computation of diluted EPS (due to their antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock aggregating 233 million, 266 million and 209 million for the full years ended December 31, 2010, 2009 and 2008, respectively.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

(c)	The calculation of basic and diluted EPS and net income applicable to common equity for full year 2009 includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of the U.S. Troubled Asset Relief Program (“TARP”) preferred capital.

JPMorgan Chase & Co. / 2010 Annual Report	269

Notes to consolidated financial statements
Note 26 – Accumulated other comprehensive income/(loss)
Accumulated other comprehensive income/(loss) includes the after-tax change in unrealized gains/(losses) on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities and net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans.

					Net loss and prior
			Translation		service costs/(credit) of	Accumulated other
As of or for the year ended	Unrealized gains/(losses)		adjustments,		defined benefit pension	comprehensive
December 31, (in millions)	on AFS securities(b)		net of hedges	Cash flow hedges	and OPEB plans	income/(loss)

Balance at December 31, 2007	$380		$8	$(802)	$(503)	$(917)
Net change	(2,481	)(c)	(606)	600	(2,283)	(4,770)

Balance at December 31, 2008	(2,101)		(598)	(202)	(2,786)	(5,687)
Net change	4,133	(d)	582	383	498	5,596

Balance at December 31, 2009	2,032	(e)	(16)	181	(2,288)	(91)
Cumulative effect of changes in accounting principles(a)	(144)		—	—	—	(144)
Net change	610	(f)	269	25	332	1,236

Balance at December 31, 2010	$2,498	(e)	$253	$206	$(1,956)	$1,001

(a)	Reflects the effect of adoption of accounting guidance related to the consolidation of VIEs, and to embedded credit derivatives in beneficial interests in securitized financial assets. AOCI decreased by $129 million due to the adoption of the accounting guidance related to VIEs as a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation; for further discussion see Note 16 on pages 244–259 of this Annual Report. AOCI decreased by $15 million due to the adoption of the new guidance related to credit derivatives embedded in certain of the Firm’s AFS securities; for further discussion, see Note 6 on pages 191–199 of this Annual Report.

(b)	Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio and retained interests in securitizations recorded in other assets.

(c)	The net change during 2008 was due primarily to spread widening related to credit card asset-backed securities, nonagency MBS and collateralized loan obligations.

(d)	The net change during 2009 was due primarily to overall market spread and market liquidity improvement as well as changes in the composition of investments.

(e)	Includes after-tax unrealized losses of $(81) million and $(226) million not related to credit on debt securities for which credit losses have been recognized in income at December 31, 2010 and 2009, respectively.

(f)	The net change during 2010 was due primarily to the narrowing of spreads on commercial and nonagency MBS as well as on collateralized loan obligations; also reflects increased market value on pass-through MBS due to narrowing of spreads and other market factors.
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

	2010			2009			2008
	Before	Tax	After	Before	Tax	After	Before	Tax	After
Year ended December 31, (in millions)	tax	effect	tax	tax	effect	tax	tax	effect	tax

Unrealized gains/(losses) on AFS securities:
Net unrealized gains/(losses) arising during the period	$3,982	$(1,540)	$2,442	$7,870	$(3,029)	$4,841	$(3,071)	$1,171	$(1,900)
Reclassification adjustment for realized (gains)/losses included in net income	(2,982)	1,150	(1,832)	(1,152)	444	(708)	(965)	384	(581)

Net change	1,000	(390)	610	6,718	(2,585)	4,133	(4,036)	1,555	(2,481)

Translation adjustments:
Translation	402	(139)	263	1,139	(398)	741	(1,781)	682	(1,099)
Hedges	11	(5)	6	(259)	100	(159)	820	(327)	493

Net change	413	(144)	269	880	(298)	582	(961)	355	(606)

Cash flow hedges:
Net unrealized gains/(losses) arising during the period	247	(96)	151	767	(308)	459	584	(226)	358
Reclassification adjustment for realized (gains)/losses
included in net income	(206)	80	(126)	(124)	48	(76)	402	(160)	242

Net change	41	(16)	25	643	(260)	383	986	(386)	600

Net loss and prior service cost/(credit) of defined benefit pension and OPEB plans:
Net gains/(losses) and prior service credits arising during the period	294	(96)	198	494	(200)	294	(3,579)	1,289	(2,290)
Reclassification adjustment for net loss and prior service credits included in net income	224	(90)	134	337	(133)	204	14	(7)	7

Net change	518	(186)	332	831	(333)	498	(3,565)	1,282	(2,283)

Total other comprehensive income/(loss)	$1,972	$(736)	$1,236	$9,072	$(3,476)	$5,596	$(7,576)	$2,806	$(4,770)

270	JPMorgan Chase & Co. / 2010 Annual Report

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
The components of income tax expense/(benefit) included in the Consolidated Statements of Income were as follows for each of the years ended December 31, 2010, 2009 and 2008.

Year ended December 31, (in millions)	2010	2009	2008

Current income tax expense
U.S. federal	$4,001	$4,698	$395
Non-U.S.	2,712	2,368	1,009
U.S. state and local	1,744	971	307

Total current income tax expense	8,457	8,037	1,711

Deferred income tax expense/(benefit)
U.S. federal	(753)	(2,867)	(3,015)
Non-U.S.	169	(454)	1
U.S. state and local	(384)	(301)	377

Total deferred income tax expense/(benefit)	(968)	(3,622)	(2,637)

Total income tax expense/ (benefit) before extraordinary gain	$7,489	$4,415	$(926)

Total income tax expense includes $485 million, $280 million and $55 million of tax benefits recorded in 2010, 2009 and 2008, respectively, as a result of tax audit resolutions.
The preceding table does not reflect the tax effect of certain items that are recorded each period directly in stockholders’ equity and certain tax benefits associated with the Firm’s employee stock-based compensation plans. The tax effect of all items recorded directly to stockholders’ equity resulted in an increase of $1.8 billion in 2010, a decrease of $3.7 billion in 2009, and an increase of $3.0 billion in 2008.
U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings have been reinvested abroad for an indefinite period of time. During 2008, as part of JPMorgan Chase’s periodic review of the business requirements and capital needs of its non-U.S. subsidiaries, combined with the formation of specific strategies and steps taken to fulfill these requirements and needs, the Firm determined that the undistributed earnings of certain of its subsidiaries, for which U.S. federal income taxes had been provided, would be indefinitely reinvested to fund the current and future growth of the related businesses. As management does not intend to use the earnings of these subsidiaries as a source of funding for its U.S. operations, such earnings will not be distributed to the U.S. in the foreseeable future. This determination resulted in the release of deferred tax liabilities and the recognition of an income tax benefit of $1.1 billion associated with these undistributed earnings in 2008. For 2010, pretax earnings of approximately $3.5 billion were generated that will be indefinitely reinvested in these subsidiaries. At December 31, 2010, the cumulative amount of undistributed pretax earnings in these subsidiaries approximated $19.3 billion. If the Firm were to record a deferred tax liability associated with these undistributed earnings, the amount would be $4.3 billion at December 31, 2010.
Tax expense applicable to securities gains and losses for the years 2010, 2009 and 2008 was $1.1 billion, $427 million, and $608 million, respectively.
A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for each of the years ended December 31, 2010, 2009 and 2008, is presented in the following table.

Year ended December 31,	2010	2009	2008

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase/(decrease) in tax rate resulting from:
U.S. state and local income taxes, net of U.S. federal income tax benefit	3.6	2.7	16.0
Tax-exempt income	(2.4)	(3.9)	(14.8)
Non-U.S. subsidiary earnings(a)	(2.2)	(1.7)	(53.6)
Business tax credits	(3.7)	(5.5)	(24.5)
Bear Stearns equity losses	—	—	5.7
Other, net	(0.2)	0.9	2.8

Effective tax rate	30.1%	27.5%	(33.4)%

(a)	Includes earnings deemed to be reinvested indefinitely in non-U.S. subsidiaries.
Deferred income tax expense/(benefit) results from differences between assets and liabilities measured for financial reporting versus income-tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. If a deferred tax asset is determined to be unrealizable, a valuation allowance is established. The significant components of deferred tax assets and liabilities are reflected in the following table as of December 31, 2010 and 2009.

JPMorgan Chase & Co. / 2010 Annual Report	271

Notes to consolidated financial statements

December 31, (in millions)	2010	2009

Deferred tax assets
Allowance for loan losses	$12,287	$12,376
Employee benefits	4,279	4,424
Allowance for other than loan losses	6,029	3,995
Non-U.S. operations	956	1,926
Tax attribute carryforwards	1,370	912
Fee income	446	—
Fair value adjustments(a)	51	—

Gross deferred tax assets	$25,418	$23,633

Deferred tax liabilities
Depreciation and amortization	$3,500	$4,832
Leasing transactions	2,160	2,054
Non-U.S. operations	1,136	1,338
Fee income	—	670
Fair value adjustments(a)	—	328
Other, net	519	147

Gross deferred tax liabilities	$7,315	$9,369

Valuation allowance	1,784	1,677

Net deferred tax asset	$16,319	$12,587

(a)	Includes fair value adjustments related to AFS securities, cash flows hedging activities and other portfolio investments.
JPMorgan Chase has recorded deferred tax assets of $1.4 billion at December 31, 2010, in connection with U.S. federal, state and local and non-U.S. subsidiary net operating loss carryforwards and foreign tax credit carryforwards. At December 31, 2010, the U.S. federal net operating loss carryforward was approximately $1.2 billion; the state and local net operating loss carryforward was approximately $1.0 billion; the non-U.S. subsidiary net operating loss carryforward was $515 million; and the U.S. foreign tax credit carryforward was approximately $750 million.
If not utilized, the U.S. federal net operating loss carryforward and the state and local net operating loss carryforward will expire in 2027; and the U.S. foreign tax credit carryforward will expire in 2020. The non-U.S. subsidiary net operating loss carryforward has an unlimited carryforward period.
A valuation allowance has been recorded for losses associated with non-U.S. subsidiaries and certain portfolio investments, and certain state and local tax benefits.
At December 31, 2010, 2009 and 2008, JPMorgan Chase’s unrecognized tax benefits, excluding related interest expense and penalties, were $7.8 billion, $6.6 billion and $5.9 billion, respectively, of which $3.8 billion, $3.5 billion and $2.9 billion, respectively, if recognized, would reduce the annual effective tax rate. As JPMorgan Chase is presently under audit by a number of tax authorities, it is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months. JPMorgan Chase does not expect that any changes over the next twelve months in its gross balance of unrecognized tax benefits caused by such audits would result in a significant change in its annual effective tax rate.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008.
Unrecognized tax benefits

Year ended December 31, (in millions)	2010	2009	2008

Balance at January 1,	$6,608	$5,894	$4,811
Increases based on tax positions related to the current period	813	584	890
Decreases based on tax positions related to the current period	(24)	(6)	(109)
Increases associated with the Bear Stearns merger	—	—	1,387
Increases based on tax positions related to prior periods	1,681	703	501
Decreases based on tax positions related to prior periods	(1,198)	(322)	(1,386)
Decreases related to settlements with taxing authorities	(74)	(203)	(181)
Decreases related to a lapse of applicable statute of limitations	(39)	(42)	(19)

Balance at December 31,	$7,767	$6,608	$5,894

After-tax interest expense/(benefit) and penalties related to income tax liabilities recognized in income tax expense were $(54) million, $101 million and $346 million in 2010, 2009 and 2008, respectively.
Included in accounts payable and other liabilities at December 31, 2010 and 2009, in addition to the Firm’s liability for unrecognized tax benefits, was $1.6 billion and $2.4 billion, respectively, for income tax-related interest and penalties.
JPMorgan Chase is subject to ongoing tax examinations by the tax authorities of the various jurisdictions in which it operates, including U.S. federal, state and local, and non-U.S. jurisdictions. The Firm’s consolidated federal income tax returns are presently under examination by the Internal Revenue Service (“IRS”) for the years 2003, 2004 and 2005. This examination is expected to conclude in 2011. The consolidated federal income tax returns of Bear Stearns for the years ended November 30, 2006, and November 30, 2007, and for the period December 1, 2007, through May 30, 2008, are presently under examination. This examination is expected to conclude in 2012.
The IRS audits of the consolidated federal income tax returns of JPMorgan Chase for the years 2006, 2007 and 2008 are expected to commence in 2011. Administrative appeals are pending with the IRS relating to prior periods that were examined for JPMorgan Chase and for certain of its predecessor entities. For 2002 and prior years, refund claims relating to income and credit adjustments, and to tax attribute carrybacks, for JPMorgan Chase have been filed. Refund claims have been filed for Bank One for the period January 1, 2004, through July 31, 2004, and for prior years primarily to reflect income adjustments. Amended returns to reflect refund claims primarily attributable to net operating losses and tax credit carrybacks are anticipated to be filed for the final Bear Stearns U.S. federal consolidated tax return for the period December 1, 2007, through May 30, 2008, and for prior years.

272	JPMorgan Chase & Co. / 2010 Annual Report

The following table presents the U.S. and non-U.S. components of income before income tax expense/(benefit) and extraordinary gain for the years ended December 31, 2010, 2009 and 2008.

Year ended December 31, (in millions)	2010	2009	2008

U.S.	$16,568	$6,263	$(2,094)
Non-U.S.(a)	8,291	9,804	4,867

Income before income tax expense/(benefit) and extraordinary gain	$24,859	$16,067	$2,773

(a)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
Note 28 – Restrictions on cash and intercompany funds transfers
The business of JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) is subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank is a member of the U.S. Federal Reserve System, and its deposits in the U.S. are insured by the FDIC.
The Board of Governors of the Federal Reserve System (the “Federal Reserve”) requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Firm’s bank subsidiaries with various Federal Reserve Banks was approximately $803 million and $821 million in 2010 and 2009, respectively.
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
At January 1, 2011, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $2.0 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators. The capacity to pay dividends in 2011 will be supplemented by the banking subsidiaries’ earnings during the year.
In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2010 and 2009, cash in the amount of $25.0 billion and $24.0 billion, respectively, and securities with a fair value of $9.7 billion and $10.2 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers.
Note 29 – Capital
The Federal Reserve establishes capital requirements, including well-capitalized standards for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A.
There are two categories of risk-based capital: Tier 1 capital and Tier 2 capital. Tier 1 capital consists of common stockholders’ equity, perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities, less goodwill and certain other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1, subordinated long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Total capital is Tier 1 capital plus Tier 2 capital. Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Banking subsidiaries also are subject to these capital requirements by their respective primary regulators. As of December 31, 2010 and 2009, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

JPMorgan Chase & Co. / 2010 Annual Report	273

Notes to consolidated financial statements
The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at December 31, 2010 and 2009. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC.

								Well-		Minimum
	JPMorgan Chase & Co.(e)			JPMorgan Chase Bank, N.A.(e)		Chase Bank USA, N.A.(e)		capitalized		capital
December 31, (in millions, except ratios)	2010		2009	2010	2009	2010	2009	ratios(g)		ratios(g)

Regulatory capital
Tier 1(a)	$142,450		$132,971	$91,764	$96,372	$12,966	$15,534
Total	182,216		177,073	130,444	136,646	16,659	19,198

Assets
Risk-weighted(b)(c)	1,174,978	(f)	1,198,006	965,897	1,011,995	116,992	114,693
Adjusted average(d)	2,024,515	(f)	1,933,767	1,611,486	1,609,081	117,368	74,087

Capital ratios
Tier 1(a)	12.1%	(f)	11.1%	9.5%	9.5%	11.1%	13.5%	6.0%		4.0%
Total	15.5		14.8	13.5	13.5	14.2	16.7	10.0		8.0
Tier 1 leverage	7.0		6.9	5.7	6.0	11.0	21.0	5.0	(h)	3.0	(i)

(a)	At December 31, 2010, for JPMorgan Chase and JPMorgan Chase Bank, N.A., trust preferred capital debt securities were $19.8 billion and $600 million, respectively. If these securities were excluded from the calculation at December 31, 2010, Tier 1 capital would be $122.7 billion and $91.2 billion, respectively, and the Tier 1 capital ratio would be 10.4% and 9.4%, respectively. At December 31, 2010, Chase Bank USA, N.A. had no trust preferred capital debt securities.

(b)	Risk-weighted assets consist of on– and off–balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On–balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off–balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off–balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on–balance sheet credit-equivalent amount, which is then risk-weighted based on the same factors used for on–balance sheet assets. Risk-weighted assets also incorporate a measure for the market risk related to applicable trading assets–debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

(c)	Includes off–balance sheet risk-weighted assets at December 31, 2010, of $282.9 billion, $274.2 billion and $31 million, and at December 31, 2009, of $367.4 billion, $312.3 billion and $49.9 billion, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

(d)	Adjusted average assets, for purposes of calculating the leverage ratio, include total quarterly average assets adjusted for unrealized gains/(losses) on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(e)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions; whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(f)	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the consolidation of VIEs, which resulted in a decrease in the Tier 1 capital ratio of 34 basis points. See Note 16 on pages 244–259 of this Annual Report for further information.

(g)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

(h)	Represents requirements for banking subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(i)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4%, depending on factors specified in regulations issued by the Federal Reserve and OCC.

Note:	Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $647 million and $812 million at December 31, 2010 and 2009, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $1.9 billion and $1.7 billion at December 31, 2010 and 2009, respectively.
A reconciliation of the Firm’s Total stockholders’ equity to Tier 1 capital and Total qualifying capital is presented in the table below.

December 31, (in millions)	2010	2009

Tier 1 capital
Total stockholders’ equity	$176,106	$165,365
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 capital	(748)	75
Qualifying hybrid securities and noncontrolling interests(a)	19,887	19,535
Less: Goodwill(b)	46,915	46,630
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,261	912
Investments in certain subsidiaries and other	1,032	802
Other intangible assets(b)	3,587	3,660

Total Tier 1 capital	142,450	132,971

Tier 2 capital
Long-term debt and other instruments qualifying as Tier 2	25,018	28,977
Qualifying allowance for credit losses	14,959	15,296
Adjustment for investments in certain subsidiaries and other	(211)	(171)

Total Tier 2 capital	39,766	44,102

Total qualifying capital	$182,216	$177,073

(a)	Primarily includes trust preferred capital debt securities of certain business trusts.

(b)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

274	JPMorgan Chase & Co. / 2010 Annual Report

Note 30 – Off-balance sheet lending-related financial instruments, guarantees and other commitments
JPMorgan Chase utilizes lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the Firm’s maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements.
To provide for the risk of loss inherent in wholesale and consumer (excluding credit card) related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 15 on pages 239–243 of this Annual Report for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at December 31, 2010 and 2009. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off-balance sheet lending-related financial instruments, guarantees and other commitments

	Contractual amount			Carrying value(l)
December 31, (in millions)	2010	2009		2010		2009

Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$16,060	$19,246			$—		$—
Home equity – junior lien	28,681	37,231			—		—
Prime mortgage	1,266	1,654			—		—
Subprime mortgage	—	—			—		—
Auto	5,246	5,467			2		7
Business banking	9,702	9,040			4		5
Student and other	579	2,189			—		—

Total consumer, excluding credit card	61,534	74,827			6		12

Credit card	547,227	569,113			—		—

Total consumer	608,761	643,940			6		12

Wholesale:
Other unfunded commitments to extend credit (a)(b)(c)	199,859	192,145			364		356
Asset purchase agreements(b)	—	22,685			—		126
Standby letters of credit and other financial guarantees(a)(c)(d)(e)	94,837	91,485			705		919
Unused advised lines of credit	44,720	35,673			—		—
Other letters of credit(a)(e)	6,663	5,167			2		1

Total wholesale	346,079	347,155			1,071		1,402

Total lending-related	$954,840	$991,095			$1,077		$1,414

Other guarantees and commitments
Securities lending indemnifications(f)	$181,717	$170,777		$	NA	$	NA
Derivatives qualifying as guarantees(g)	87,768	98,052	(k)		294		896	(k)
Unsettled reverse repurchase and securities borrowing agreements	39,927	48,187			—		—
Equity investment commitments(h)	2,468	2,374			—		—
Building purchase commitments	258	670			—		—
Other guarantees and commitments(i)	3,766	3,671			6		6
Loan sale and securitization-related indemnifications:
Repurchase liability(j)	NA	NA			3,285		1,705
Loans sold with recourse	10,982	13,544			153		271

(a)	At December 31, 2010 and 2009, represents the contractual amount net of risk participations totaling $542 million and $643 million, respectively, for other unfunded commitments to extend credit; $22.4 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $1.1 billion and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve Board these commitments are shown gross of risk participations.

(b)	Upon the adoption of the accounting guidance related to VIEs, $24.2 billion of lending-related commitments between the Firm and Firm-administered multi-seller conduits were eliminated upon consolidation. The decrease in lending-related commitments was partially offset by the addition of $6.5 billion of unfunded commitments directly between the multi-seller conduits and clients; these unfunded commitments of the consolidated conduits are now included as off–balance sheet lending-related commitments of the Firm. The carrying value of asset purchase agreements of $126 million at December 31, 2009 was comprised of $18 million for the allowance for lending-related commitments; and $108 million for the guarantee liability and corresponding asset.
JPMorgan Chase & Co. / 2010 Annual Report	275

Notes to consolidated financial statements

(c)	Includes credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $43.4 billion and $44.1 billion, at December 31, 2010 and 2009, respectively.

(d)	At December 31, 2010 and 2009, includes unissued standby letters of credit commitments of $41.6 billion and $38.4 billion, respectively.

(e)	At December 31, 2010 and 2009, JPMorgan Chase held collateral relating to $37.8 billion and $31.5 billion, respectively, of standby letters of credit; and $2.1 billion and $1.3 billion, respectively, of other letters of credit.

(f)	At December 31, 2010 and 2009, collateral held by the Firm in support of securities lending indemnification agreements was $185.0 billion and $173.2 billion, respectively. Securities lending collateral comprises primarily cash, and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(g)	Represents notional amounts of derivatives qualifying as guarantees. The carrying value at December 31, 2010 and 2009, reflects derivative payables of $390 million and $974 million, respectively, less derivative receivables of $96 million and $78 million, respectively.

(h)	At December 31, 2010 and 2009, includes unfunded commitments of $1.0 billion and $1.5 billion, respectively, to third-party private equity funds that are generally fair valued at net asset value as discussed in Note 3 on pages 170–187 of this Annual Report; and $1.4 billion and $897 million, respectively, to other equity investments.

(i)	Amounts include letters of credit hedged by derivative transactions and managed on a market risk basis.

(j)	Represents estimated repurchase liability related to indemnifications for breaches of representations and warranties in loan sale and securitization agreements. For additional information, see Loan sale and securitization-related indemnifications on pages 278–279 of this Note.

(k)	The prior period has been revised to conform to current presentation.

(l)	For lending-related products the carrying value represents the allowance for lending-related commitments and the fair value of the guarantee liability, for derivative-related products the carrying value represents the fair value. For all other products the carrying value represents the valuation reserve.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit are generally comprised of commitments for working capital and general corporate purposes as well as extensions of credit to support commercial paper facilities and bond financings in the event that those obligations cannot be remarketed to new investors.
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities which were $5.9 billion and $7.0 billion at December 31, 2010 and 2009, respectively. For further information, see Note 3 and Note 4 on pages 170–187 and 187–189 respectively, of this Annual Report.
Guarantees
U.S. GAAP requires that a guarantor recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. U.S. GAAP defines a guarantee as a contract that contingently requires the guarantor to pay a guaranteed party based upon: (a) changes in an underlying asset, liability or equity security of the guaranteed party; or (b) a third party’s failure to perform under a specified agreement. The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: certain asset purchase agreements, standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts.
As required by U.S. GAAP, the Firm initially records guarantees at the inception date fair value of the obligation assumed (e.g., the amount of consideration received, the net present value of the premium receivable). For certain types of guarantees, the Firm records this fair value amount in other liabilities with an offsetting entry recorded in cash (for premiums received), or other assets (for premiums receivable). Any premium receivable recorded in other assets is reduced as cash is received under the contract, and the fair value of the liability recorded at inception is amortized into income as lending- and deposit-related fees over the life of the guarantee contract. For indemnifications provided in sales agreements, a portion of the sale proceeds is allocated to the guarantee, which adjusts the gain or loss that would otherwise result from the transaction. For these indemnifications, the initial liability is amortized to income as the Firm’s risk is reduced (i.e., over time or when the indemnification expires). Any contingent liability that exists as a result of issuing the guarantee or indemnification is recognized when it become probable and reasonably estimable. The contingent portion of the liability is not recognized if the estimated amount is less than the carrying amount of the liability recognized at inception (adjusted for any amortization). The recorded amounts of the liabilities related to guarantees and indemnifications at December 31, 2010 and 2009, excluding the allowance for credit losses on lending-related commitments, are discussed in footnote (b) to the table above and below in this Note on pages 276–280.
Standby letters of credit
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $707 million and $920 million at December 31, 2010 and 2009, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values include $347 million and $553 million, respectively, for the allowance for lending-related commitments, and $360 million and $367 million, respectively, for the guarantee liability and corresponding asset.

276	JPMorgan Chase & Co. / 2010 Annual Report

The following table presents standby letters of credit and other letters of credit arrangements by the ratings profiles of the Firm’s customers as of December 31, 2010 and 2009.
Standby letters of credit and other financial guarantees and other letters of credit

	2010		2009
	Standby letters		Standby letters
	of credit and other	Other letters	of credit and other	Other letters
December 31, (in millions)	financial guarantees	of credit	financial guarantees	of credit

Investment-grade(a)	$70,236	$5,289	$66,786	$3,861
Noninvestment-grade(a)	24,601	1,374	24,699	1,306

Total contractual amount(b)	94,837 (c)	6,663	91,485 (c)	5,167

Allowance for lending-related commitments	345	2	552	1
Commitments with collateral	37,815	2,127	31,454	1,315

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

(b)	At December 31, 2010 and 2009, represents the contractual amount net of risk participations totaling $22.4 billion and $24.6 billion, respectively, for standby letters of credit and other financial guarantees; and $1.1 billion and $690 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(c)	At December 31, 2010 and 2009, includes unissued standby letters of credit commitments of $41.6 billion and $38.4 billion, respectively.

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
Derivative guarantees are recorded on the Consolidated Balance Sheets at fair value in trading assets and trading liabilities. The total notional amount of the derivatives that the Firm deems to be guarantees was $87.8 billion and $98.1 billion at December 31, 2010 and 2009, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value derivatives is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $25.9 billion and $24.9 billion and the maximum exposure to loss was $2.7 billion and $2.5 billion, at December 31, 2010 and 2009, respectively. The fair values of the contracts reflects the probability of whether the Firm will be required to perform under the contract. The fair value related to derivative guarantees were derivative payables of $390 million and $974 million and derivative receivables of $96 million and $78 million at December 31, 2010 and 2009, respec-

JPMorgan Chase & Co. / 2010 Annual Report	277

Notes to consolidated financial statements

tively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 6 on pages 191–199 of this Annual Report.
Unsettled reverse repurchase and securities borrowing agreements
In the normal course of business, the Firm enters into reverse repurchase agreements and securities borrowing agreements that settle at a future date. At settlement, these commitments require that the Firm advance cash to and accept securities from the counterparty. These agreements generally do not meet the definition of a derivative, and therefore, are not recorded on the Consolidated Balance Sheets until settlement date. At December 31, 2010 and 2009, the amount of commitments related to forward starting reverse repurchase agreements and securities borrowing agreements were $14.4 billion and $23.4 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular way settlement periods were $25.5 billion and $24.8 billion at December 31, 2010 and 2009, respectively.
Building purchase commitments
In connection with the Bear Stearns merger, the Firm succeeded to an operating lease arrangement for the building located at 383 Madison Avenue in New York City (the “Synthetic Lease”). Under the terms of the Synthetic Lease, the Firm was obligated to a maximum residual value guarantee of approximately $670 million if the building were sold and the proceeds of the sale were insufficient to satisfy the lessor’s debt obligation. Effective November 1, 2010, the lease expired and the Firm purchased the property recognizing the $670 million purchase price in premises and equipment.
On December 15, 2010, the Firm entered into an agreement to purchase the leasehold property at 60 Victoria Embankment in London, a building the Firm has leased since 1991, for approximately $253 million. The purchase of this building is expected to close in the second quarter of 2011.
Loan sale and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
In connection with the Firm’s loan sale and securitization activities with the GSEs and other loan sale and private-label securitization transactions, as described in Notes 14 and 16 on pages 220–238 and 244–259, respectively, of this Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. For transactions with the GSEs, these representations include type of collateral, underwriting standards, validity of certain borrower representations in connection with the loan, that primary mortgage insurance is in force for any mortgage loan with an LTV ratio greater than 80%, and the use of the GSEs’ standard legal documentation. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties; however, predominantly all of the repurchase demands received by the Firm and the Firm’s losses realized to date are related to loans sold to the GSEs. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued and unpaid interest on such loans and certain expense.
Subsequent to the Firm’s acquisition of certain assets and liabilities of Washington Mutual from the FDIC in September 2008, the Firm resolved and/or limited certain current and future repurchase demands for loans sold to the GSEs by Washington Mutual, although it remains the Firm’s position that such obligations remain with the FDIC receivership. Nevertheless, certain payments have been made with respect to certain of the then current and future repurchase demands, and the Firm will continue to evaluate and may pay certain future repurchase demands related to individual loans. In addition to the payments already made, the Firm has a remaining repurchase liability of approximately $190 million as of December 31, 2010, relating to unresolved and future demands on the Washington Mutual portfolio.
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
Beginning in 2009, mortgage insurers more frequently rescinded mortgage insurance coverage. The successful rescission of mortgage insurance typically results in a violation of representations and warranties made to the GSEs and, therefore, has been a significant cause of repurchase demands from the GSEs. The Firm actively reviews all rescission notices from mortgage insurers and contests them when appropriate. In addition, the Firm is engaged in discussions with various mortgage insurers on their rights and practices related to rescinding mortgage insurance coverage. The Firm has entered into agreements with two mortgage insurers to make processes more efficient and reduce exposure on claims on certain portfolios for which the Firm is a servicer. The impact of these agreements is reflected in the repurchase liability as of December 31, 2010.
When the Firm accepts a repurchase demand from one of the GSEs, the Firm may either (a) repurchase the loan or the underlying collateral from the GSE at the unpaid principal balance of the loan plus accrued interest, or (b) reimburse the GSE for its realized loss on a liquidated property (a “make-whole” payment).
To estimate the Firm’s repurchase liability arising from breaches of representations and warranties, the Firm considers:
(i)	the level of current unresolved repurchase demands and mortgage insurance rescission notices,

278	JPMorgan Chase & Co. / 2010 Annual Report

(ii)	estimated probable future repurchase demands based upon loans that are or ever have been 90 days past due considering historical experience,
(iii)	the potential ability of the Firm to cure the defects identified in the repurchase demands,
(iv)	the estimated severity of loss upon repurchase of the loan or collateral, make-whole settlement, or indemnification,
(v)	the Firm’s potential ability to recover its losses from third-party originators, and
(vi)	the terms of agreements with certain mortgage insurers and other parties.
Based on these factors, the Firm has recognized a repurchase liability of $3.3 billion and $1.7 billion, including the Washington Mutual liability described above, as of December 31, 2010 and 2009, respectively, which is reported in accounts payable and other liabilities net of probable recoveries from third parties.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded repurchase liability – including factors such as the amount of probable future demands from purchasers, the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure, and recoveries from third parties – require application of a significant level of management judgment. Estimating the repurchase liability is further complicated by limited and rapidly changing historical data and uncertainty surrounding numerous external factors, including: (i) macro-economic factors, and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties such as the GSEs and mortgage insurers. While the Firm uses the best information available to it in estimating its repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of December 31, 2010 are reasonably possible.
The Firm believes the estimate of the range of reasonably possible losses, in excess of reserves established, for its repurchase liability is from $0 to approximately $2 billion at December 31, 2010. This estimated range of reasonably possible loss is based on an assumed peak to trough decline in home prices of 46%, which is an additional 12 percentage point decline in home prices beyond the Firm’s current assumptions. Such a decline could increase the level of loan delinquencies, thereby potentially increasing the repurchase demand rate from the GSEs and increasing loss severity on repurchased loans, each of which could affect the Firm’s repurchase liability. The Firm does not consider such a further decline in home prices to be likely to occur, and actual repurchase losses could vary significantly from the Firm’s recorded repurchase liability or this estimate of reasonably possible additional losses, depending on the outcome of various factors, including those considered above.
The following table summarizes the change in the repurchase liability for each of the periods presented.
Summary of changes in repurchase liability

Year ended December 31,
(in millions)	2010		2009		2008

Repurchase liability at beginning of period	$1,705		$1,093		$15
Realized losses(a)	(1,423)		(1,253	)(c)	(155)
Provision for repurchase losses	3,003		1,865		1,233	(d)

Repurchase liability at end of period	$3,285	(b)	$1,705		$1,093

(a)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expense. For the years ended December 31, 2010, 2009 and 2008, make-whole settlements were $632 million, $277 million and $34 million, respectively.
(b)	Includes $190 million at December 31, 2010, related to future demands on loans sold by Washington Mutual to the GSEs.

(c)	Includes the Firm’s resolution of certain current and future repurchase demands for certain loans sold by Washington Mutual.

(d)	Includes a repurchase liability assumed for certain loans sold by Washington Mutual; this assumed liability was reported as a reduction of the extraordinary gain rather than as a charge to the provision for credit losses.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At December 31, 2010 and 2009, the unpaid principal balance of loans sold with recourse totaled $11.0 billion and $13.5 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under this guarantee, was $153 million and $271 million at December 31, 2010 and 2009, respectively.
Credit card charge-backs
Prior to November 1, 2008, the Firm was a partner with one of the leading companies in electronic payment services in a joint venture operating under the name of Chase Paymentech Solutions, LLC (the “joint venture”). The joint venture provided merchant processing services in the U.S. and Canada. The dissolution of the joint venture was completed on November 1, 2008, and JPMorgan Chase retained approximately 51% of the business under the Chase Paymentech name.

JPMorgan Chase & Co. / 2010 Annual Report	279

Notes to consolidated financial statements

Under the rules of Visa USA, Inc., and MasterCard International, JPMorgan Chase Bank, N.A., is liable primarily for the amount of each processed credit card sales transaction that is the subject of a dispute between a cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, Chase Paymentech will (through the cardmember’s issuing bank) credit or refund the amount to the cardmember and will charge back the transaction to the merchant. If Chase Paymentech is unable to collect the amount from the merchant, Chase Paymentech will bear the loss for the amount credited or refunded to the cardmember. Chase Paymentech mitigates this risk by withholding future settlements, retaining cash reserve accounts or by obtaining other security. However, in the unlikely event that: (1) a merchant ceases operations and is unable to deliver products, services or a refund; (2) Chase Paymentech does not have sufficient collateral from the merchant to provide customer refunds; and (3) Chase Paymentech does not have sufficient financial resources to provide customer refunds, JPMorgan Chase Bank, N.A., would be liable for the amount of the transaction. For the year ended December 31, 2010, Chase Paymentech incurred aggregate credit losses of $12 million on $469.3 billion of aggregate volume processed, and at December 31, 2010, it held $189 million of collateral. For the year ended December 31, 2009, Chase Paymentech incurred aggregate credit losses of $11 million on $409.7 billion of aggregate volume processed, and at December 31, 2009, it held $213 million of collateral. For the year ended December 31, 2008, Chase Paymentech incurred aggregate credit losses of $13 million on $713.9 billion of aggregate volume processed, and at December 31, 2008, it held $222 million of collateral. The Firm believes that, based on historical experience and the collateral held by Chase Paymentech, the fair value of the Firm’s charge back-related obligations, which are representative of the payment or performance risk to the Firm, is immaterial.
Exchange and clearinghouse guarantees
The Firm is a member of several securities and futures exchanges and clearinghouses, both in the U.S. and other countries. Membership in some of these organizations requires the Firm to pay a pro rata share of the losses incurred by the organization as a result of the default of another member. Such obligations vary with different organizations. These obligations may be limited to members who dealt with the defaulting member or to the amount (or a multiple of the amount) of the Firm’s contribution to a member’s guarantee fund, or, in a few cases, the obligation may be unlimited. It is difficult to estimate the Firm’s maximum exposure under these membership agreements, since this would require an assessment of future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.
Note 31 – Commitments, pledged assets, collateral and contingencies
Lease commitments
At December 31, 2010, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes, and for energy-related tolling service agreements. Certain leases contain renewal options or escalation clauses providing for increased rental payments based on maintenance, utility and tax increases, or they require the Firm to perform restoration work on leased premises. No lease agreement imposes restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements.
The following table presents required future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2010.

Year ended December 31, (in millions)

2011	$1,884
2012	1,804
2013	1,674
2014	1,497
2015	1,363
After 2015	7,778

Total minimum payments required(a)	16,000
Less: Sublease rentals under noncancelable subleases	(1,848)

Net minimum payment required	$14,152

(a)	Lease restoration obligations are accrued in accordance with U.S. GAAP, and are not reported as a required minimum lease payment.
Total rental expense was as follows.

Year ended December 31,
(in millions)	2010	2009	2008

Gross rental expense	$2,212	$1,884	$1,917
Sublease rental income	(545)	(172)	(415)

Net rental expense	$1,667	$1,712	$1,502

280	JPMorgan Chase & Co. / 2010 Annual Report

Pledged assets
At December 31, 2010, assets were pledged to collateralize repurchase agreements, other securities financing agreements, derivative transactions and for other purposes, including to secure borrowings and public deposits. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at December 31, 2010 and 2009, the Firm had pledged $288.7 billion and $344.6 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. The significant components of the Firm’s pledged assets were as follows.

December 31, (in billions)	2010	2009

Securities	$112.1	$155.3
Loans	214.8	285.5
Trading assets and other	123.2	84.6

Total assets pledged(a)	$450.1	$525.4

(a)	Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 16 on pages 244–259 of this Annual Report for additional information on assets and liabilities of consolidated VIEs.
Collateral
At December 31, 2010 and 2009, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $655.0 billion and $635.6 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $521.3 billion and $472.7 billion were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements. The reporting of collateral sold or repledged was revised in 2010 to include certain securities used to cover short sales and to collateralize deposits and derivative agreements. Prior period amounts have been revised to conform to the current presentation. This revision had no impact on the Firm’s Consolidated Balance Sheets or its results of operations.
Contingencies
In 2008, the Firm resolved with the IRS issues related to compliance with reporting and withholding requirements for certain accounts transferred to The Bank of New York Mellon Corporation (“BNYM”) in connection with the Firm’s sale to BNYM of its corporate trust business. The resolution of these issues did not have a material effect on the Firm.

JPMorgan Chase & Co. / 2010 Annual Report	281

Notes to consolidated financial statements

Note 32 – Litigation
As of December 31, 2010, the Firm and its subsidiaries are defendants or putative defendants in more than 10,000 legal proceedings, in the form of regulatory/government investigations as well as private, civil litigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel claims or legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $4.5 billion at December 31, 2010. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants (including the Firm) in many of such proceedings whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may be more than the current estimate.
Set forth below are descriptions of the Firm’s material legal proceedings.
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
The Firm, on behalf of itself and affiliates, agreed to a settlement in principle with the New York Attorney General’s Office which provided, among other things, that the Firm would offer to purchase at par certain auction-rate securities purchased from J.P. Morgan Securities LLC (“JPMorgan Securities”; formerly J.P. Morgan Securities Inc.), Chase Investment Services Corp. and Bear, Stearns & Co. Inc. by individual investors, charities and small- to medium-sized businesses. The Firm also agreed to a substantively similar settlement in principle with the Office of Financial Regulation for the State of Florida and the North American Securities Administrator Association (“NASAA”) Task Force, which agreed to recommend approval of the settlement to all remaining states, Puerto Rico and the U.S. Virgin Islands. The Firm has finalized the settlement agreements with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida. The
settlement agreements provide for the payment of penalties totaling $25 million to all states. The Firm is currently in the process of finalizing consent agreements with NASAA’s member states; over 40 of these consent agreements have been finalized to date.
The Firm also faces a number of civil actions relating to the Firm’s sales of auction-rate securities, including a putative securities class action in the United States District Court for the Southern District of New York that seeks unspecified damages, and individual arbitrations and lawsuits in various forums brought by institutional and individual investors that, together, seek damages totaling more than $200 million relating to the Firm’s sales of auction-rate securities. One action is brought by an issuer of auction-rate securities. The actions generally allege that the Firm and other firms manipulated the market for auction-rate securities by placing bids at auctions that affected these securities’ clearing rates or otherwise supported the auctions without properly disclosing these activities. Some actions also allege that the Firm misrepresented that auction-rate securities were short-term instruments. The Firm has filed motions to dismiss each of the actions, which are being coordinated before the Southern District. These motions are currently pending.
Additionally, the Firm was named in two putative antitrust class actions in the United States District Court for the Southern District of New York. The actions allege that the Firm, along with numerous other financial institution defendants, colluded to maintain and stabilize the auction-rate securities market and then to withdraw their support for the auction-rate securities market. In January 2010, the District Court dismissed both actions. The Second Circuit Court of Appeals consolidated the two appeals. That appeal is currently pending.
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
There are currently four civil actions pending in the United States District Court for the Southern District of New York relating to the Funds. Two of these actions involve derivative lawsuits brought on behalf of purchasers of partnership interests in the two U.S. feeder funds, alleging that the Bear Stearns defendants mismanaged the Funds and made material misrepresentations to and/or withheld information from investors in the feeder funds. These actions seek, among other things, unspecified compensatory damages based on alleged investor losses. The third action, brought by the Joint Vol-

282	JPMorgan Chase & Co. / 2010 Annual Report

untary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds, and seeks compensatory and punitive damages. Motions to dismiss in these three cases have been granted in part and denied in part. An agreement in principle has been reached, pursuant to which BSAM would pay a maximum of approximately $19 million to settle the one derivative action relating to the feeder fund to the High Grade Fund. BSAM has reserved the right not to proceed with this settlement if plaintiff is unable to secure the participation of investors whose net contributions meet a prescribed percentage of the aggregate net contributions to the High Grade Fund. The agreement in principle remains subject to documentation and approval by the Court. Discovery in the other two actions is ongoing.
The fourth action was brought by Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract and fraud in connection with a May 2007 $4 billion securitization, known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation (“CDO”) holdings that were purchased by BofA from the Funds. Bank of America seeks in excess of $3 billion in damages. Defendants’ motion to dismiss in this action was largely denied, an amended complaint was filed and discovery is ongoing.
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006 and March 14, 2008 (the “Class Period”). During the Class Period Bear Stearns had between 115 and 120 million common shares outstanding, and the price of those securities declined from a high of $172.61 to a low of $30 at the end of the period. The actions, originally commenced in several federal courts, allege that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. Separately, several individual shareholders of Bear Stearns have commenced or threatened to commence arbitration proceedings and lawsuits asserting claims similar to those in the putative class actions. In addition, Bear Stearns and certain of its former officers and/or directors have also been named as defendants in a number of purported class actions commenced in the United States District Court for the Southern District of New York seeking to represent the interests of participants in the Bear Stearns Employee Stock Ownership Plan (“ESOP”) during the time period of December 2006 to March 2008. These actions, brought under the Employee Retirement Income Security Act (“ERISA”), allege that defendants breached their fiduciary duties to plaintiffs and to the other participants and beneficiaries of the ESOP by (a) failing to manage prudently the ESOP’s investment in Bear Stearns securities; (b) failing to communicate fully and accurately about the risks of the ESOP’s investment in Bear Stearns stock; (c) failing to avoid or address alleged conflicts of interest; and (d) failing to monitor those who managed and administered the ESOP.
Bear Stearns, former members of Bear Stearns’ Board of Directors and certain of Bear Stearns’ former executive officers have also been named as defendants in two purported shareholder derivative suits, subsequently consolidated into one action, pending in the United States District Court for the Southern District of New York. Plaintiffs are asserting claims for breach of fiduciary duty, violations of federal securities laws, waste of corporate assets and gross mismanagement, unjust enrichment, abuse of control and indemnification and contribution in connection with the losses sustained by Bear Stearns as a result of its purchases of subprime loans and certain repurchases of its own common stock. Certain individual defendants are also alleged to have sold their holdings of Bear Stearns common stock while in possession of material nonpublic information. Plaintiffs seek compensatory damages in an unspecified amount. Plaintiffs later filed a second amended complaint asserting, for the first time, purported class action claims, as well as new allegations concerning events that took place in March 2008.
All of the above-described actions filed in federal courts were ordered transferred and joined for pre-trial purposes before the United States District Court for the Southern District of New York. Defendants moved to dismiss the purported securities class action, the shareholders’ derivative action and the ERISA action. In January 2011, the District Court granted the motions to dismiss the derivative and ERISA actions, and denied the motion as to the securities action. Plaintiffs in the derivative action have filed a motion for reconsideration of the dismissal. Discovery will now commence in the securities action.
City of Milan Litigation and Criminal Investigation. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Ltd. (together, “JPMorgan Chase”) in the District Court of Milan. The proceedings relate to (a) a bond issue by the City in June 2005 (the “Bond”) and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPMorgan Chase (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations by JPMorgan Chase (among others) in connection with the Swap and the Bond, together with related swap transactions with other counterparties. The civil proceedings continue and there will be an initial hearing on March 9, 2011. JPMorgan Chase Bank, N.A. will seek an adjournment on the grounds that it has filed a challenge to the Italian Supreme Court’s jurisdiction over JPMorgan Chase Bank, N.A., which has yet to be decided. The judge directed four current and former JPMorgan Chase personnel and JPMorgan Chase Bank, N.A. (as well as other individuals and three other banks) to go forward to a full trial that started in May 2010. Although the Firm is not charged with any crime and does not face criminal liability, if one or more of its employees were found guilty, the Firm could be subject to administrative sanctions, including restrictions on its ability to conduct

JPMorgan Chase & Co. / 2010 Annual Report	283

Notes to consolidated financial statements

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
Interchange Litigation. A group of merchants has filed a series of putative class action complaints in several federal courts. The complaints allege that VISA and MasterCard, as well as certain other banks and their respective bank holding companies, conspired to set the price of credit and debit card interchange fees, enacted respective association rules in violation of anti-trust laws, and engaged in tying/bundling and exclusive dealing. The complaint seeks unspecified damages and injunctive relief based on the theory that interchange would be lower or eliminated but for the challenged conduct. Based on publicly available estimates, Visa and MasterCard branded payment cards generated approximately $40 billion of interchange fees industry-wide in 2009. All cases have been consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings. The Court has dismissed all claims relating to periods prior to January 2004. The Court has not yet ruled on motions relating to the remainder of the case. Fact and expert discovery in the case have closed. The plaintiffs have filed a motion seeking class certification, and the defendants have opposed that motion. The Court has not yet ruled on the class certification motion.
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
Investment Management Litigation. Four cases have been filed claiming that investment portfolios managed by JPMorgan Investment
Management Inc. (“JPMorgan Investment Management”) were inappropriately invested in securities backed by subprime residential real estate collateral. Plaintiffs claim that JPMorgan Investment Management and related defendants are liable for losses of more than $1 billion in market value of these securities. The first case was filed by NM Homes One, Inc. in federal District Court in New York, and the Court granted JPMorgan Chase Bank, N.A.’s motion to dismiss nine of plaintiff’s ten causes of action, leaving a breach of contract claim. The Court thereafter granted the plaintiff’s motion for reconsideration and reinstated the common law non-fraud claims for breach of fiduciary duty, negligence, and gross negligence. The plaintiff withdrew its claim for negligent misrepresentation. The Firm has filed a renewed motion to dismiss the common law non-fraud claims and a motion for judgment on the pleadings as to the breach of contract claim. In the second case, which was filed by Assured Guaranty (U.K.) in New York state court, the New York State Appellate Division allowed plaintiff to proceed with its claims for breach of fiduciary duty and gross negligence, and for breach of contract based on alleged violations of the Delaware Insurance Code. The Firm sought and has obtained leave to appeal to the New York State Court of Appeals the decision by the Appellate Division to allow the breach of fiduciary duty and gross negligence claims to proceed. In the third case, filed by Ambac Assurance UK Limited in New York state court, the lower court granted JPMorgan Investment Management’s motion to dismiss, and plaintiff has filed a notice of appeal. The fourth case was filed by CMMF LLP in New York state court; the lower court granted JPMorgan Investment Management’s motion to dismiss the claims, other than claims for breach of contract and negligent misrepresentation. The Appellate Division affirmed the lower court’s decision. Plaintiff has since filed an amended complaint seeking to assert claims under New York law for breach of fiduciary duty, gross negligence, breach of contract and negligent misrepresentation.
Lehman Brothers Bankruptcy Proceedings. In March 2010, the Examiner appointed by the Bankruptcy Court presiding over the Chapter 11 bankruptcy proceedings of Lehman Brothers Holdings Inc (“LBHI”) and several of its subsidiaries (collectively, “Lehman”) released a report as to his investigation into Lehman’s failure and related matters. The Examiner concluded that one common law claim potentially could be asserted against the Firm for contributing to Lehman’s failure, though he characterized the claim as “not strong.” The Examiner also opined that certain cash and securities collateral provided by LBHI to the Firm in the weeks and days preceding LBHI’s demise potentially could be challenged under the Bankruptcy Code’s fraudulent conveyance or preference provisions, though the Firm is of the view that its right to such collateral is protected by the Bankruptcy Code’s safe harbor provisions. In May 2010, LBHI and its Official Committee of Unsecured Creditors filed an adversary proceeding against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York. The complaint asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $8.6 billion in collateral that was transferred to JPMorgan Chase Bank,

284	JPMorgan Chase & Co. / 2010 Annual Report

N.A. in the week preceding LBHI’s bankruptcy. The complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s demise. The Firm has moved to dismiss plaintiffs’ amended complaint in its entirety. The Firm also filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large clearing advances to Lehman against inappropriate collateral, which left the Firm with more than $25 billion in claims against the estate of Lehman’s broker-dealer, which could be unpaid if the Firm is required to return any collateral to Lehman. The case is in the early stages, with a trial scheduled for 2012. In addition, the Firm may also face claims in the liquidation proceeding pending before the same Bankruptcy Court under the Securities Investor Protection Act (“SIPA”) for LBHI’s U.S. broker-dealer subsidiary, Lehman Brothers Inc. (“LBI”). The SIPA Trustee has advised the Firm that certain of the securities and cash pledged as collateral for the Firm’s claims against LBI may be customer property free from any security interest in favor of the Firm. The Firm has also responded to various regulatory inquiries regarding the Lehman matter.
Madoff Litigation. JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., JPMorgan Securities LLC, and JPMorgan Securities Ltd. have been named as defendants in a lawsuit brought by the trustee for the liquidation of Bernard L. Madoff Investment Securities LLC (the “Trustee”). The Trustee asserts 28 causes of action against JPMorgan Chase, 16 of which seek to avoid certain transfers (direct or indirect) made to JPMorgan Chase that are alleged to have been preferential or fraudulent under the federal Bankruptcy Code and the New York Debtor and Creditor Law. The remaining causes of action are for, among other things, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. The complaint generally alleges that JPMorgan Chase, as Madoff’s long-time bank, facilitated the maintenance of Madoff’s Ponzi scheme and overlooked signs of wrongdoing in order to obtain profits and fees. The complaint purports to seek approximately $6 billion in damages from JPMorgan Chase, and to recover approximately $425 million in transfers that JPMorgan Chase allegedly received directly or indirectly from Bernard Madoff’s brokerage firm. JPMorgan Chase has filed a motion to return the case from the Bankruptcy Court to the District Court, and intends to seek the dismissal of all or most of the Trustee’s claims once that motion is decided.
Separately, J.P. Morgan Trust Company (Cayman) Limited, JPMorgan (Suisse) SA, and J.P. Morgan Securities Ltd. have been named as defendants in several suits in Bankruptcy Court and state and federal courts in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions advance theories of mistake and restitution and seek to recover payments previously made to defendants by the funds totaling approximately $140 million.
Mortgage-Backed Securities Litigation and Regulatory Investigations. JPMorgan Chase and affiliates, Bear Stearns and affiliates and Washington Mutual and affiliates have been named as defendants in a number of cases in their various roles as issuer and/or underwriter in mortgage-backed securities (“MBS”) offerings. These cases include purported class action suits, actions by individual purchasers of securities and actions by insurance companies that guaranteed payments of principal and interest for particular tranches. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for more than $100 billion of securities issued by dozens of securitization trusts contained material misrepresentations and omissions, including statements regarding the underwriting standards pursuant to which the underlying mortgage loans were issued.
In the actions against the Firm as an MBS issuer (and, in some cases, also as an underwriter of its own MBS offerings), three purported class actions are pending against JPMorgan Chase and Bear Stearns, and/or certain of their affiliates and current and former employees, in the United States District Courts for the Eastern and Southern Districts of New York. Defendants have moved to dismiss these actions. In addition, Washington Mutual affiliates, WaMu Asset Acceptance Corp. and WaMu Capital Corp., are defendants, along with certain former officers or directors of WaMu Asset Acceptance Corp., have been named as defendants in three now-consolidated purported class action cases pending in the Western District of Washington. Defendants’ motion to dismiss was granted in part to dismiss all claims relating to MBS offerings in which a named plaintiff was not a purchaser. Discovery is ongoing.
In other actions brought against the Firm as an MBS issuer (and, in some cases, also as an underwriter) certain JPMorgan Chase entities, several Bear Stearns entities, and certain Washington Mutual affiliates are defendants in nine separate individual actions commenced by the Federal Home Loan Banks of Pittsburgh, Seattle, San Francisco, Chicago, Indianapolis and Atlanta in various state courts around the country; and certain JPMorgan Chase, Bear Stearns and Washington Mutual entities are also among the defendants named in separate individual actions commenced by Cambridge Place Investment Management Inc. in Massachusetts state court, by The Charles Schwab Corporation in state court in California and by Allstate in state court in New York.
EMC Mortgage Corporation (“EMC”), a subsidiary of JPMorgan Chase, is a defendant in four pending actions commenced by bond insurers that guaranteed payments of principal and interest on approximately $3.6 billion of certain classes of seven different MBS offerings sponsored by EMC. Three of those actions, commenced by Assured Guaranty Corp., Ambac Assurance Corporation and Syncora Guarantee, Inc., respectively, are pending in the United States District Court for the Southern District of New York. The fourth action, commenced by CIFG Assurance North America, Inc., is pending in state court in Texas. In each action, plaintiff claims that the underlying mortgage loans had origination defects that purportedly violate certain representations and warranties given by EMC to plaintiffs, and that EMC has breached the relevant agreements between the parties by failing to repurchase allegedly defective mortgage loans. Each action seeks unspecified damages and an order compelling EMC to repurchase those loans.

JPMorgan Chase & Co. / 2010 Annual Report	285

Notes to consolidated financial statements

In the actions against the Firm solely as an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers, but those indemnity rights may prove effectively unenforceable where the issuers are now defunct, such as affiliates of IndyMac Bancorp (“IndyMac Trusts”) and Thornburg Mortgage (“Thornburg”). With respect to the IndyMac Trusts, JPMorgan Securities, along with numerous other underwriters and individuals, is named as a defendant, both in its own capacity and as successor to Bear Stearns in a purported class action pending in the United States District Court for the Southern District of New York brought on behalf of purchasers of securities in various IndyMac Trust MBS offerings. The Court in that action has dismissed claims as to certain such securitizations, including all offerings in which no named plaintiff purchased securities, and allowed claims as to other offerings to proceed. Plaintiffs’ motion to certify a class of investors in certain offerings is pending, and discovery is ongoing. In addition, JPMorgan Securities and JPMorgan Chase are named as defendants in an individual action filed by the Federal Home Loan Bank of Pittsburgh in connection with a single offering by an affiliate of IndyMac Bancorp. Discovery in that action is ongoing. Separately, JPMorgan Securities, as successor to Bear, Stearns & Co. Inc., along with other underwriters and certain individuals, are defendants in an action pending in state court in California brought by MBIA Insurance Corp. (“MBIA”). The action relates to certain securities issued by IndyMac trusts in offerings in which Bear Stearns was an underwriter, and as to which MBIA provided guaranty insurance policies. MBIA purports to be subrogated to the rights of the MBS holders, and seeks recovery of sums it has paid and will pay pursuant to those policies. Discovery is ongoing. With respect to Thornburg, a Bear Stearns subsidiary is a named defendant in a purported class action pending in the United States District Court for the District of New Mexico along with a number of other financial institutions that served as depositors and/or underwriters for three Thornburg MBS offerings.
In addition to the above-described litigation, the Firm has also received, and responded to, a number of subpoenas and informal requests for information from federal authorities concerning mortgage-related matters, including inquiries concerning a number of transactions involving the Firm’s underwriting and issuance of MBS and its participation in offerings of certain collateralized debt obligations.
In addition to the above mortgage-related matters, the Firm is now a defendant in an action commenced by Deutsche Bank, described in more detail below with respect to the Washington Mutual Litigations.
Mortgage Foreclosure Investigations and Litigation. Multiple state and federal officials have announced investigations into the procedures followed by mortgage servicing companies and banks, including JPMorgan Chase & Co. and its affiliates, relating to foreclosure and loss mitigation processes. The Firm is cooperating with these investigations, and these investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental investigations and additional litigation. Three purported class action lawsuits have also been filed against the Firm relating to its mortgage foreclosure procedures.
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
The Firm’s temporary suspension arose out of certain questions about affidavits of indebtedness prepared by local foreclosure counsel, signed by Firm employees and filed or used in mortgage foreclosure proceedings in certain states. Although the Firm believes, based on its work to date, that the statements in those affidavits of indebtedness regarding the fact of default and amount of indebtedness were materially accurate, in certain instances, the underlying review and verification of this information was performed by Firm personnel other than the affiants, or the affidavits may not have been properly notarized.
As of January 2011, the Firm has resumed initiation of new foreclosure proceedings in nearly all states in which it had previously suspended such proceedings, utilizing revised procedures in connection with the execution of affidavits and other documents used by Firm employees in the foreclosure process. The Firm is also in the process of reviewing pending foreclosure matters in these states to determine whether remediation of specific documentation is necessary, and intends to resume pending foreclosures as the review, and if necessary, remediation, of each pending matter is completed. The Firm intends to begin taking these same actions in all remaining states in the near future.
Municipal Derivatives Investigations and Litigation. The Department of Justice (in conjunction with the Internal Revenue Service), the Securities and Exchange Commission (“SEC”), a group of state attorneys general and the Office of the Comptroller of the Currency (“OCC”) have been investigating JPMorgan Chase and Bear Stearns for possible antitrust, securities and tax-related violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. The Philadelphia Office of the SEC provided notice to JPMorgan Securities that it intends to recommend that the SEC bring civil charges in connection with its investigation. JPMorgan Securities has responded to that notice, as well as to a separate notice that that Philadelphia Office of the SEC provided to Bear, Stearns & Co. Inc. The Firm has been cooperating with all of these investigations, and is seeking to resolve them on a negotiated basis.
Purported class action lawsuits and individual actions (the “Municipal Derivatives Actions”) have been filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers, alleging antitrust violations in the reportedly $100 billion to $300 billion annual market for financial instruments related to municipal

286	JPMorgan Chase & Co. / 2010 Annual Report

bond offerings referred to collectively as “municipal derivatives.” The Municipal Derivatives Actions have been consolidated in the United States District Court for the Southern District of New York. The Court denied in part and granted in part defendants’ motions to dismiss the purported class and individual actions, permitting certain claims to proceed against the Firm and others under federal and California state antitrust laws and under the California false claims act. Subsequently, a number of additional individual actions asserting substantially similar claims, including claims under New York and West Virginia state antitrust statutes, were filed against JPMorgan Chase, Bear Stearns and numerous other defendants. Most of these cases have been coordinated for pretrial purposes in the United States District Court for the Southern District of New York. The Firm is seeking to have the balance of these cases coordinated before the same court. Discovery is ongoing.
Following JPMorgan Securities’ settlement with the SEC in connection with certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions, the County filed a complaint against the Firm and several other defendants in the Circuit Court of Jefferson County, Alabama. The suit alleges that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and chosen as the counterparty for certain swaps executed by the County. In its complaint, Jefferson County alleges that the Firm concealed these third-party payments and that, but for this concealment, the County would not have entered into the transactions. The County further alleges that the transactions increased the risks of its capital structure and that, following the downgrade of certain insurers that insured the warrants, the County’s interest obligations increased and the principal due on a portion of its outstanding warrants was accelerated. The Court denied the Firm’s motion to dismiss the complaint. The Firm filed a mandamus petition with the Alabama Supreme Court, seeking immediate appellate review of this decision. The petition is now fully briefed and all proceedings have been stayed pending adjudication of the petition.
A putative class action was filed on behalf of sewer ratepayers against JPMorgan Chase and Bear Stearns and numerous other defendants, based on substantially the same alleged conduct described above. The Firm’s motion to dismiss the complaint for lack of standing was denied in January 2011.
Two insurance companies that guaranteed the payment of principal and interest on warrants issued by Jefferson County have filed separate actions against JPMorgan Chase (and one of the insurers has also named Jefferson County) in New York state court asserting that defendants fraudulently misled them into issuing the insurance coverage, based upon substantially the same alleged conduct described above and other alleged non-disclosures. One insurer claims that it insured an aggregate principal amount of nearly $1.2 billion in warrants, and seeks unspecified damages in excess of $400 million, as well as unspecified punitive damages. The other insurer claims that it insured an aggregate principal amount of more than $378 million and seeks recovery of $4 million that it alleges it paid under the policies to date as well as any payments it will make in the future and unspecified punitive damages. In December 2010, the court denied the Firm’s motions to dismiss each of the complaints and the parties are currently engaged in discovery.
The Alabama Public Schools and College Authority (“APSCA”) brought a declaratory judgment action in the United States District Court for the Northern District of Alabama claiming that certain interest rate swaption transactions entered into with JPMorgan Chase Bank, N.A. are void on the grounds that the APSCA purportedly did not have the authority to enter into the transactions or, alternatively, are voidable at the APSCA’s option because of its alleged inability to issue refunding bonds in relation to the swaption. The action was settled in December 2010 for a payment by APSCA to the Firm and, pursuant to the settlement, the court dismissed the action by order dated December 27, 2010.
Overdraft Fee/Debit Posting Order Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in several purported class actions relating to its practices in posting debit card transactions to customers’ deposit accounts. Plaintiffs allege that the Firm improperly re-ordered debit card transactions from the highest amount to lowest amount before processing these transactions in order to generate unwarranted overdraft fees. Plaintiffs contend that the Firm should have processed such transactions in the chronological order they were authorized. Plaintiffs seek the disgorgement of all overdraft fees paid to the Firm by plaintiffs, since approximately 2003, as a result of the re-ordering of debit card transactions. The claims against the Firm have been consolidated with numerous complaints against other national banks in Multi-District Litigation pending in the United States District Court for the Southern District of Florida. The Firm’s motion to compel arbitration of certain plaintiffs’ claims was denied by the District Court. That ruling is currently on appeal. Discovery is proceeding in the District Court. Plaintiffs’ motion for class certification is due to be filed in April 2011.
Petters Bankruptcy and Related Matters. JPMorgan Chase and certain of its affiliates, including One Equity Partners, LLC (“OEP”), have been named as defendants in several actions filed in connection with the receivership and bankruptcy proceedings pertaining to Thomas J. Petters and certain entities affiliated with Petters (collectively, “Petters”) and the Polaroid Corporation. The principal actions against JPMorgan Chase and its affiliates have been brought by the receiver and bankruptcy trustee for Petters and generally seek to avoid, on fraudulent transfer and preference grounds, certain purported transfers in connection with (i) the 2005 acquisition of Polaroid by Petters, which at the time was majority-owned by OEP; (ii) two credit facilities that JPMorgan Chase and other financial institutions entered into with Polaroid; and (iii) a credit line and investment accounts held by Petters. The actions collectively seek recovery of approximately $450 million.
Securities Lending Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in four putative class actions asserting ERISA and other claims pending in the United States District Court for the Southern District of New York brought by participants in the Firm’s securities lending business. A fifth lawsuit was filed in New York

JPMorgan Chase & Co. / 2010 Annual Report	287

Notes to consolidated financial statements

state court by an individual participant in the program. Three of the purported class actions, which have been consolidated, relate to investments of approximately $500 million in medium-term notes of Sigma Finance Inc. (“Sigma”). In August 2010, the Court certified a plaintiff class consisting of all securities lending participants that held Sigma medium-term notes on September 30, 2008, including those that held the notes by virtue of participation in the investment of cash collateral through a collective fund, as well as those that held the notes by virtue of the investment of cash collateral through individual accounts. All discovery has been completed. The Court has set a schedule for filing summary judgment briefs, pursuant to which the Firm’s motion is to be fully briefed by April 2011.
The fourth putative class action concerns investments of approximately $500 million in Lehman Brothers medium-term notes. The Firm has moved to dismiss the amended complaint and is awaiting a decision. The Magistrate Judge ordered discovery to proceed while the motion is pending, but this ruling is on appeal to the District Judge and also is awaiting a decision. The New York state court action, which is not a class action, concerns the plaintiff’s alleged loss of money in both Sigma and Lehman Brothers medium-term notes. The Firm has answered the complaint. The Court denied the Firm’s motion to stay this action pending resolution of the proceedings in federal court, and discovery has commenced.
Service Members Civil Relief Act and Housing and Economic Recovery Act Investigations and Litigation. Multiple government officials have announced their intent to commence, or have commenced, inquiries into the Firm’s procedures related to the Service Members Civil Relief Act (“SCRA”) and the Housing and Economic Recovery Act of 2008 (“HERA”). These inquiries have been prompted by the Firm’s public statements about its SCRA and HERA compliance and actions to remedy certain instances in which the Firm mistakenly charged active or recently-active military personnel mortgage interest and fees in excess of that permitted by SCRA and HERA, and in a number of instances, foreclosed on borrowers protected by SCRA and HERA. The Firm has implemented a number of procedural enhancements and controls to strengthen its SCRA and HERA compliance and is still reviewing the circumstances under which these issues arose. In addition, an individual borrower has filed a purported nationwide class action in United States District Court for South Carolina against the Firm alleging violations of the SCRA.
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
WMI, JPMorgan Chase and the FDIC have since been involved in litigations over these and other claims pending in the Bankruptcy Court and the United States District Court for the District of Columbia.
In May 2010, WMI, JPMorgan Chase and the FDIC announced a global settlement agreement among themselves and significant creditor groups (the “Global Settlement Agreement”). The Global Settlement Agreement is incorporated into WMI’s proposed Chapter 11 plan (“the Plan”) that has been submitted to the Bankruptcy Court. If approved by the Bankruptcy Court, the Global Settlement would resolve numerous disputes among WMI, JPMorgan Chase, the FDIC in its capacity as receiver for Washington Mutual Bank and the FDIC in its corporate capacity, as well as those of significant creditor groups, including disputes relating to the Disputed Assets.
Other proceedings related to Washington Mutual’s failure are also pending before the Bankruptcy Court. Among other actions, in July 2010, certain holders of the Trust Securities commenced an adversary proceeding in the Bankruptcy Court against JPMorgan Chase, WMI, and other entities seeking, among other relief, a declaratory judgment that WMI and JPMorgan Chase do not have any right, title or interest in the Trust Securities. In early January 2011, the Bankruptcy Court granted summary judgment to JPMorgan Chase and denied summary judgment to the plaintiffs in the Trust Securities adversary proceeding.
The Bankruptcy Court considered confirmation of the Plan, including the Global Settlement Agreement, in hearings in early December 2010. In early January 2011, the Bankruptcy Court issued an opinion in which it concluded that the Global Settlement Agreement is fair and reasonable, but that the Plan cannot be confirmed until the parties correct certain deficiencies, which include the scope of releases. None of these deficiencies relate to the Disputed Assets. The Equity Committee has filed a petition seeking a direct appeal to the United States Court of Appeals for the Third Circuit from so much of the Bankruptcy Court’s ruling that found the settlement to be fair and reasonable. A revised Plan was filed with the Bankruptcy Court in February 2011, and the Bankruptcy Court has scheduled a hearing for May 2, 2011. If the Global Settlement is effected and the Plan is confirmed, the Firm currently estimates it will not incur additional obligations beyond those already reflected in its liabilities for the numerous disputes covered by the Global Settlement.
Other proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC, asserting an estimated $6 billion to $10 billion in damages based upon alleged breach of

288	JPMorgan Chase & Co. / 2010 Annual Report

various mortgage securitization agreements and alleged violation of certain representations and warranties given by certain WMI subsidiaries in connection with those securitization agreements. Deutsche Bank filed an amended complaint in August 2010, adding JPMorgan Chase Bank, N.A. as a party. The amended complaint includes assertions that JPMorgan Chase may have assumed liabilities relating to the mortgage securitization agreements. In November 2010, JPMorgan Chase and the FDIC moved to dismiss the complaint. JPMorgan Chase also moved for a partial summary judgment holding that the FDIC retained liability for Deutsche Bank’s claims.
In addition, JPMorgan Chase was sued in an action originally filed in State District Court in Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at an allegedly too-low price. The Texas Action was transferred to the United States District Court for the District of Columbia, which ultimately granted JPMorgan Chase’s and the FDIC’s motions to dismiss the complaint. Plaintiffs have appealed this dismissal to the United States Court of Appeals for the District of Columbia Circuit. Oral argument is currently scheduled for April 5, 2011.
*      *       *
In addition to the various legal proceedings discussed above, JPMorgan Chase and its subsidiaries are named as defendants or otherwise involved in a substantial number of other legal proceedings. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and it intends to defend itself vigorously in all such matters. Additional legal proceedings may be initiated from time to time in the future.
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. During the years ended December 31, 2010 and 2009, the Firm incurred $7.4 billion and $161 million, respectively, of litigation expense. During the year ended December 31, 2008, the Firm recorded a net benefit of $781 million to litigation expense. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the claimants seek very large or indeterminate damages, or where the matters present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what the eventual outcome of the currently pending matters will be, what the timing of the ultimate resolution of these pending matters will be or what the eventual loss, fines, penalties or impact related to each currently pending matter may be. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the legal proceedings currently pending against it should not have a material adverse effect on the Firm’s consolidated financial condition. The Firm notes, however, that in light of the uncertainties involved in such proceedings, there is no assurance the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Firm; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.

JPMorgan Chase & Co. / 2010 Annual Report	289

Notes to consolidated financial statements

Note 33 – International operations
The following table presents income statement–related information for JPMorgan Chase by major international geographic area. The Firm defines international activities as business transactions that involve customers residing outside of the U.S., and the information presented below is based primarily upon the domicile of the customer, the location from which the customer relationship is managed or the location of the trading desk. However, many of the Firm’s U.S. operations serve international businesses.
As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. These estimates and assumptions are consistent with the allocations used for the Firm’s segment reporting as set forth in Note 34 on pages 290–293 of this Annual Report.
The Firm’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the United States.

			Income (loss) before income
			tax expense/(benefit)
Year ended December 31, (in millions)	Revenue(a)	Expense(b)	and extraordinary gain	Net income	Average assets

2010
Europe/Middle East and Africa	$14,113	$8,712	$5,401	$3,655	$425,374
Asia and Pacific	5,791	3,577	2,214	1,470	134,787
Latin America and the Caribbean	1,810	1,152	658	395	30,021
Other	510	413	97	59	6,579

Total international	22,224	13,854	8,370	5,579	596,761
Total U.S.	80,470	63,981	16,489	11,791	1,456,490

Total	$102,694	$77,835	$24,859	$17,370	$2,053,251

2009
Europe/Middle East and Africa	$16,915	$8,610	$8,305	$5,485	$383,003
Asia and Pacific	5,088	3,438	1,650	1,119	100,932
Latin America and the Caribbean	1,982	1,112	870	513	23,227
Other	659	499	160	105	7,074

Total international	24,644	13,659	10,985	7,222	514,236
Total U.S.	75,790	70,708	5,082	4,506	1,509,965

Total	$100,434	$84,367	$16,067	$11,728	$2,024,201

2008
Europe/Middle East and Africa	$11,449	$8,403	$3,046	$2,483	$352,558
Asia and Pacific	4,097	3,580	517	672	108,751
Latin America and the Caribbean	1,353	903	450	274	30,940
Other	499	410	89	21	6,553

Total international	17,398	13,296	4,102	3,450	498,802
Total U.S.	49,854	51,183	(1,329)	2,155	1,292,815

Total	$67,252	$64,479	$2,773	$5,605	$1,791,617

(a)	Revenue is composed of net interest income and noninterest revenue.
(b)	Expense is composed of noninterest expense and the provision for credit losses.

Note 34 – Business segments
The Firm is managed on a line-of-business basis. There are six major reportable business segments – Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 64–65 of this Annual Report. For a further discussion concerning JPMorgan Chase’s business segments, see Business segment results on pages 67–68 of this Annual Report.
The following is a description of each of the Firm’s business segments:
Investment Bank
J.P. Morgan is one of the world’s leading investment banks, with deep client relationships and broad product capabilities. The clients of IB are corporations, financial institutions, governments and institutional investors. The Firm offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, sophisticated risk management, market-making in cash securities and derivative instruments, prime brokerage, and research.

290	JPMorgan Chase & Co. / 2010 Annual Report

Retail Financial Services
RFS serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,200 bank branches (third-largest nationally) and 16,100 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 28,900 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 16,200 auto dealerships and 2,200 schools and universities nationwide.
Card Services
CS is one of the nation’s largest credit card issuers, with over $137 billion in loans and over 90 million open accounts. Customers used Chase cards to meet $313 billion of their spending needs in 2010. Through its merchant acquiring business, Chase Paymentech Solutions, CS is a global leader in payment processing and merchant acquiring.
Commercial Banking
CB delivers extensive industry knowledge, local expertise and dedicated service to nearly 24,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and nearly 35,000 real estate investors/owners. CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.
Treasury & Securities Services
TSS is a global leader in transaction, investment and information services. TSS is one of the world’s largest cash management providers and a leading global custodian. Treasury Services (“TS”) provides cash management, trade, wholesale card and liquidity products and services to small- and mid-sized companies, multinational corporations, financial institutions and government entities. TS partners with IB, CB, RFS and AM businesses to serve clients firmwide. Certain TS revenue is included in other segments’ results.
Worldwide Securities Services holds, values, clears and services securities, cash and alternative investments for investors and broker-dealers, and manages depositary receipt programs globally.
Asset Management
AM, with assets under supervision of $1.8 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity products, including money-market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.
Corporate/Private Equity
The Corporate/Private Equity sector comprises Private Equity, Treasury, the Chief Investment Office, corporate staff units and expense that is centrally managed. Treasury and the Chief Investment Office manage capital, liquidity, and structural risks of the Firm. The corporate staff units include Central Technology and Operations, Internal Audit, Executive Office, Finance, Human Resources, Marketing & Communications, Legal & Compliance, Corporate Real Estate and General Services, Risk Management, Corporate Responsibility and Strategy & Development. Other centrally managed expense includes the Firm’s occupancy and pension-related expense, net of allocations to the business.
Effective January 1, 2010, the Firm enhanced its line-of-business equity framework to better align equity assigned to each line of business with changes anticipated to occur in the business and in the competitive and regulatory landscape. The lines of business are now capitalized based on the Tier 1 common standard, rather than the Tier 1 capital standard. Line-of-business equity increased during the second quarter of 2008 in IB and AM due to the Bear Stearns merger and for AM, the purchase of the additional equity interest in Highbridge. At the end of the third quarter of 2008, equity was increased for each line of business with a view toward the future implementation of the new Basel II capital rules. In addition, equity allocated to RFS, CS and CB was increased as a result of the Washington Mutual transaction.

JPMorgan Chase & Co. / 2010 Annual Report	291

Notes to consolidated financial statements
Segment results
The following table provides a summary of the Firm’s segment results for 2010, 2009 and 2008 on a managed basis. Prior to the January 1, 2010, adoption of the accounting guidance related to VIEs, the impact of credit card securitization adjustments had been included in reconciling items so that the total Firm results are on a reported basis. Finally, total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense/(benefit).
Segment results and reconciliation(a) (table continued on next page)

Year ended December 31,	Investment Bank			Retail Financial Services			Card Services(f)			Commercial Banking
(in millions, except ratios)	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008

Noninterest revenue	$18,253	$18,522	$2,051	$12,228	$12,200	$9,355	$3,277	$2,920	$2,719	$2,200	$1,817	$1,481
Net interest income	7,964	9,587	10,284	19,528	20,492	14,165	13,886	17,384	13,755	3,840	3,903	3,296

Total net revenue	26,217	28,109	12,335	31,756	32,692	23,520	17,163	20,304	16,474	6,040	5,720	4,777
Provision for credit losses	(1,200)	2,279	2,015	9,452	15,940	9,905	8,037	18,462	10,059	297	1,454	464
Credit reimbursement (to)/from TSS(b)	—	—	—	—	—	—	—	—	—	—	—	—
Noninterest expense(c)	17,265	15,401	13,844	17,864	16,748	12,077	5,797	5,381	5,140	2,199	2,176	1,946

Income/(loss) before income tax expense/(benefit) and extraordinary gain	10,152	10,429	(3,524)	4,440	4	1,538	3,329	(3,539)	1,275	3,544	2,090	2,367
Income tax expense/(benefit)	3,513	3,530	(2,349)	1,914	(93)	658	1,255	(1,314)	495	1,460	819	928

Income/(loss) before extraordinary gain	6,639	6,899	(1,175)	2,526	97	880	2,074	(2,225)	780	2,084	1,271	1,439
Extraordinary gain(d)	—	—	—	—	—	—	—	—	—	—	—	—

Net income/(loss)	$6,639	$6,899	$(1,175)	$2,526	$97	$880	$2,074	$(2,225)	$780	$2,084	$1,271	$1,439

Average common equity	$40,000	$33,000	$26,098	$28,000	$25,000	$19,011	$15,000	$15,000	$14,326	$8,000	$8,000	$7,251
Average assets	731,801	699,039	832,729	381,337	407,497	304,442	145,750	192,749	173,711	133,654	135,408	114,299
Return on average equity(e)	17%	21%	(5)%	9%	—%	5%	14%	(15)%	5%	26%	16%	20%
Overhead ratio	66	55	112	56	51	51	34	27	31	36	38	41

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s lines of business results on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.
(b)	TSS was charged a credit reimbursement related to certain exposures managed within IB credit portfolio on behalf of clients shared with TSS. IB recognizes this credit reimbursement in its credit portfolio business in all other income.

(c)	Includes merger costs, which are reported in the Corporate/Private Equity segment. There were no merger costs in 2010. Merger costs attributed to the business segments for 2009 and 2008 were as follows.

Year ended December 31, (in millions)	2009	2008

Investment Bank	$27	$183
Retail Financial Services	228	90
Card Services	40	20
Commercial Banking	6	4
Treasury & Securities Services	11	—
Asset Management	6	3
Corporate/Private Equity	163	132

(d)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual from the FDIC for $1.9 billion. The fair value of the net assets acquired exceeded the purchase price, which resulted in negative goodwill. In accordance with U.S. GAAP for business combinations, nonfinancial assets that are not held-for-sale, such as premises and equipment and other intangibles, acquired in the Washington Mutual transaction were written down against that negative goodwill. The negative goodwill that remained after writing down nonfinancial assets was recognized as an extraordinary gain.
(e)	Ratio is based on income/(loss) before extraordinary gain for 2009 and 2008.

(f)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Prior to the adoption of the new guidance, managed results for credit card excluded the impact of credit card securitizations on total net revenue, provision for credit losses and average assets, as JPMorgan Chase treated the sold receivables as if they were still on the balance sheet in evaluating the credit performance of the entire managed credit card portfolio, as operations are funded, and decisions are made about allocating resources, such as employees and capital, based on managed information. These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. The related securitization adjustments were as follows.

Year ended December 31, (in millions)	2010	2009	2008

Noninterest revenue	NA	$(1,494)	$(3,333)
Net interest income	NA	7,937	6,945
Provision for credit losses	NA	6,443	3,612
Average assets	NA	82,233	76,904

(g)	Included a $1.5 billion charge to conform Washington Mutual’s credit loss reserve to JPMorgan Chase’s allowance methodology.

292	JPMorgan Chase & Co. / 2010 Annual Report

(table continued from previous page)

Treasury &			Asset							Reconciling
Securities Services			Management			Corporate/Private Equity				items(f)(i)			Total
2010	2009	2008	2010	2009	2008	2010	2009	2008		2010	2009	2008	2010	2009	2008

$4,757	$4,747	$5,196	$7,485	$6,372	$6,066	$5,359	$2,771	$(278)		$(1,866)	$(67)	$1,883	$51,693	$49,282	$28,473
2,624	2,597	2,938	1,499	1,593	1,518	2,063	3,863	347		(403)	(8,267)	(7,524)	51,001	51,152	38,779

7,381	7,344	8,134	8,984	7,965	7,584	7,422	6,634	69		(2,269)	(8,334)	(5,641)	102,694	100,434	67,252
(47)	55	82	86	188	85	14	80	1,981	(g)(h)	—	(6,443)	(3,612)	16,639	32,015	20,979
(121)	(121)	(121)	—	—	—	—	—	—		121	121	121	—	—	—
5,604	5,278	5,223	6,112	5,473	5,298	6,355	1,895	(28)		—	—	—	61,196	52,352	43,500

1,703	1,890	2,708	2,786	2,304	2,201	1,053	4,659	(1,884)		(2,148)	(1,770)	(1,908)	24,859	16,067	2,773
624	664	941	1,076	874	844	(205)	1,705	(535)		(2,148)	(1,770)	(1,908)	7,489	4,415	(926)

1,079	1,226	1,767	1,710	1,430	1,357	1,258	2,954	(1,349)		—	—	—	17,370	11,652	3,699
—	—	—	—	—	—	—	76	1,906		—	—	—	—	76	1,906

$1,079	$1,226	$1,767	$1,710	$1,430	$1,357	$1,258	$3,030	$557		$—	$—	$—	$17,370	$11,728	$5,605

$6,500	$5,000	$3,751	$6,500	$7,000	$5,645	$57,520	$52,903	$53,034		$—	$—	$—	$161,520	$145,903	$129,116
42,494	35,963	54,563	65,056	60,249	65,550	553,159	575,529	323,227		NA	(82,233)	(76,904)	2,053,251	2,024,201	1,791,617
17%	25%	47%	26%	20%	24%	NM	NM	NM		NM	NM	NM	10%	6%	4%
76	72	64	68	69	70	NM	NM	NM		NM	NM	NM	60	52	65

(h)	In November 2008, the Firm transferred $5.8 billion of higher quality credit card loans from the legacy Chase portfolio to a securitization trust previously established by WMMT. As a result of converting higher credit quality Chase-originated on-book receivables to the Trust’s seller’s interest which has a higher overall loss rate reflective of the total assets within the Trust, approximately $400 million of incremental provision for credit losses was recorded during the fourth quarter of 2008. This incremental provision for credit losses was recorded in the Corporate/Private Equity segment as the action related to the acquisition of Washington Mutual’s banking operations. For further discussion of credit card securitizations, see Note 16 on pages 244–259 of this Annual Report.

(i)	Segment managed results reflect revenue on a tax-equivalent basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the years ended December 31, 2010, 2009 and 2008 were as follows.

Year ended December 31, (in millions)	2010	2009	2008

Noninterest revenue	$1,745	$1,440	$1,329
Net interest income	403	330	579
Income tax expense	2,148	1,770	1,908

JPMorgan Chase & Co. / 2010 Annual Report	293

Notes to consolidated financial statements

Note 35 – Parent company
Parent company – statements of income

Year ended December 31, (in millions)	2010	2009	2008

Income
Dividends from subsidiaries:
Bank and bank holding company	$16,554	$15,235	$3,085
Nonbank(a)	932	1,036	1,687
Interest income from subsidiaries	985	1,501	4,539
Other interest income	294	266	212
Other income from subsidiaries, primarily fees:
Bank and bank holding company	680	233	244
Nonbank	312	742	95
Other income/(loss)	157	844	(1,038)

Total income	19,914	19,857	8,824

Expense
Interest expense to subsidiaries(a)	1,263	1,118	1,302
Other interest expense	3,782	4,696	6,879
Compensation expense	177	574	43
Other noninterest expense	363	414	732

Total expense	5,585	6,802	8,956

Income/(loss) before income tax benefit and undistributed net income of subsidiaries	14,329	13,055	(132)
Income tax benefit	511	1,269	2,582
Equity in undistributed net income of subsidiaries	2,530	(2,596)	3,155

Net income	$17,370	$11,728	$5,605

Parent company – balance sheets
December 31, (in millions)	2010	2009

Assets
Cash and due from banks	$96	$102
Deposits with banking subsidiaries	80,201	87,893
Trading assets	16,038	14,808
Available-for-sale securities	3,176	2,647
Loans	1,849	1,316
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	54,887	54,152
Nonbank	72,080	81,365
Investments (at equity) in subsidiaries:
Bank and bank holding company	150,876	157,412
Nonbank(a)	38,000	32,547
Goodwill and other intangibles	1,050	1,104
Other assets	17,171	14,793

Total assets	$435,424	$448,139

Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries(a)	$28,332	$39,532
Other borrowed funds, primarily commercial paper	41,874	41,454
Other liabilities	7,302	8,035
Long-term debt(b)	181,810	193,753

Total liabilities	259,318	282,774
Total stockholders’ equity	176,106	165,365

Total liabilities and stockholders’ equity	$435,424	$448,139

Parent company – statements of cash flows
Year ended December 31, (in millions)	2010	2009	2008

Operating activities
Net income	$17,370	$11,728	$5,605
Less: Net income of subsidiaries(a)	20,016	13,675	7,927

Parent company net loss	(2,646)	(1,947)	(2,322)
Cash dividends from subsidiaries(a)	17,432	16,054	4,648
Other, net	1,685	1,852	1,920

Net cash provided by operating activities	16,471	15,959	4,246

Investing activities
Net change in:
Deposits with banking subsidiaries	7,692	(27,342)	(7,579)
Available-for-sale securities:
Purchases	(1,387)	(1,454)	(1,475)
Proceeds from sales and maturities	745	522	—
Loans, net	(90)	209	(102)
Advances to subsidiaries, net	8,051	28,808	(82,725)
Investments (at equity) in subsidiaries, net(a)	(871)	(6,582)	(26,212)

Net cash provided by/(used in) investing activities	14,140	(5,839)	(118,093)

Financing activities
Net change in borrowings from subsidiaries(a)	(2,039)	(4,935)	20,529
Net change in other borrowed funds	(11,843)	1,894	(12,880)
Proceeds from the issuance of long-term debt	21,610	32,304	50,013
Proceeds from the assumption of subsidiaries long-term debt(c)	—	15,264	39,778
Repayments of long-term debt	(32,893)	(31,964)	(22,972)
Proceeds from issuance of common stock	—	5,756	11,500
Excess tax benefits related to stock-based compensation	26	17	148
Proceeds from issuance of preferred stock and Warrant to the U.S. Treasury	—	—	25,000
Proceeds from issuance of other preferred stock(d)	—	—	8,098
Redemption of preferred stock issued to the U.S. Treasury	—	(25,000)	—
Redemption of other preferred stock	(352)	—	—
Treasury stock repurchased	(2,999)	—	—
Dividends paid	(1,486)	(3,422)	(5,911)
All other financing activities, net	(641)	33	469

Net cash (used in)/provided by financing activities	(30,617)	(10,053)	113,772

Net increase/(decrease) in cash and due from banks	(6)	67	(75)
Cash and due from banks at the beginning of the year, primarily with bank subsidiaries	102	35	110

Cash and due from banks at the end of the year, primarily with bank subsidiaries	$96	$102	$35

Cash interest paid	$5,090	$5,629	$7,485
Cash income taxes paid, net	7,001	3,124	156

(a)	Subsidiaries include trusts that issued guaranteed capital debt securities (“issuer trusts”). The Parent received dividends of $13 million, $14 million and $15 million from the issuer trusts in 2010, 2009 and 2008, respectively. For further discussion on these issuer trusts, see Note 22 on pages 265–266 of this Annual Report.
(b)	At December 31, 2010, long-term debt that contractually matures in 2011 through 2015 totaled $38.9 billion, $42.4 billion, $17.6 billion, $19.0 billion and $16.8 billion, respectively.
(c)	Represents the assumption of Bear Stearns long-term debt by JPMorgan Chase & Co.
(d)	2008 included the conversion of Bear Stearns’ preferred stock into JPMorgan Chase preferred stock.

294	JPMorgan Chase & Co. / 2010 Annual Report

Supplementary information
Selected quarterly financial data (unaudited)

As of or for the period ended	2010				2009
(in millions, except per share, ratio and headcount data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter

Selected income statement data
Noninterest revenue	$13,996	$11,322	$12,414	$13,961	$10,786	$13,885	$12,953	$11,658
Net interest income	12,102	12,502	12,687	13,710	12,378	12,737	12,670	13,367

Total net revenue	26,098	23,824	25,101	27,671	23,164	26,622	25,623	25,025
Total noninterest expense	16,043	14,398	14,631	16,124	12,004	13,455	13,520	13,373

Pre-provision profit(a)	10,055	9,426	10,470	11,547	11,160	13,167	12,103	11,652
Provision for credit losses	3,043	3,223	3,363	7,010	7,284	8,104	8,031	8,596

Income before income tax expense and extraordinary gain	7,012	6,203	7,107	4,537	3,876	5,063	4,072	3,056
Income tax expense	2,181	1,785	2,312	1,211	598	1,551	1,351	915

Income before extraordinary gain	4,831	4,418	4,795	3,326	3,278	3,512	2,721	2,141
Extraordinary gain(b)	—	—	—	—	—	76	—	—

Net income	$4,831	$4,418	$4,795	$3,326	$3,278	$3,588	$2,721	$2,141

Per common share data
Basic earnings
Income before extraordinary gain	$1.13	$1.02	$1.10	$0.75	$0.75	$0.80	$0.28	$0.40
Net income	1.13	1.02	1.10	0.75	0.75	0.82	0.28	0.40
Diluted earnings(c)
Income before extraordinary gain	$1.12	$1.01	$1.09	$0.74	$0.74	$0.80	$0.28	$0.40
Net income	1.12	1.01	1.09	0.74	0.74	0.82	0.28	0.40
Cash dividends declared per share	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05
Book value per share	43.04	42.29	40.99	39.38	39.88	39.12	37.36	36.78
Common shares outstanding
Average: Basic	3,917.0	3,954.3	3,983.5	3,970.5	3,946.1	3,937.9	3,811.5	3,755.7
Diluted	3,935.2	3,971.9	4,005.6	3,994.7	3,974.1	3,962.0	3,824.1	3,758.7
Common shares at period-end	3,910.3	3,925.8	3,975.8	3,975.4	3,942.0	3,938.7	3,924.1	3,757.7
Share price(d)
High	$43.12	$41.70	$48.20	$46.05	$47.47	$46.50	$38.94	$31.64
Low	36.21	35.16	36.51	37.03	40.04	31.59	25.29	14.96
Close	42.42	38.06	36.61	44.75	41.67	43.82	34.11	26.58
Market capitalization	165,875	149,418	145,554	177,897	164,261	172,596	133,852	99,881
Financial ratios
Return on common equity(c)
Income before extraordinary gain	11%	10%	12%	8%	8%	9%	3%	5%
Net income	11	10	12	8	8	9	3	5
Return on tangible common equity(c)
Income before extraordinary gain	16	15	17	12	12	13	5	8
Net income	16	15	17	12	12	14	5	8
Return on assets
Income before extraordinary gain	0.92	0.86	0.94	0.66	0.65	0.70	0.54	0.42
Net income	0.92	0.86	0.94	0.66	0.65	0.71	0.54	0.42
Overhead ratio	61	60	58	58	52	51	53	53
Deposits-to-loans ratio	134	131	127	130	148	133	127	128
Tier 1 capital ratio(e)	12.1	11.9	12.1	11.5	11.1	10.2	9.7	11.4
Total capital ratio	15.5	15.4	15.8	15.1	14.8	13.9	13.3	15.2
Tier 1 leverage ratio	7.0	7.1	6.9	6.6	6.9	6.5	6.2	7.1
Tier 1 common capital ratio(f)	9.8	9.5	9.6	9.1	8.8	8.2	7.7	7.3
Selected balance sheet data (period-end)(e)
Trading assets	$489,892	$475,515	$397,508	$426,128	$411,128	$424,435	$395,626	$429,700
Securities	316,336	340,168	312,013	344,376	360,390	372,867	345,563	333,861
Loans	692,927	690,531	699,483	713,799	633,458	653,144	680,601	708,243
Total assets	2,117,605	2,141,595	2,014,019	2,135,796	2,031,989	2,041,009	2,026,642	2,079,188
Deposits	930,369	903,138	887,805	925,303	938,367	867,977	866,477	906,969
Long-term debt	247,669	255,589	248,618	262,857	266,318	272,124	271,939	261,845
Common stockholders’ equity	168,306	166,030	162,968	156,569	157,213	154,101	146,614	138,201
Total stockholders’ equity	176,106	173,830	171,120	164,721	165,365	162,253	154,766	170,194
Headcount	239,831	236,810	232,939	226,623	222,316	220,861	220,255	219,569

JPMorgan Chase & Co. / 2010 Annual Report	295

Supplementary information

As of or for the period ended	2010				2009
(in millions, except ratio data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter

Credit quality metrics
Allowance for credit losses	$32,983	$35,034	$36,748	$39,126	$32,541	$31,454	$29,818	$28,019
Allowance for loan losses to total retained loans	4.71%	4.97%	5.15%	5.40%	5.04%	4.74%	4.33%	3.95%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	4.46	5.12	5.34	5.64	5.51	5.28	5.01	4.53
Nonperforming assets	$16,557	$17,656	$18,156	$19,019	$19,741	$20,362	$17,517	$14,654
Net charge-offs	5,104	4,945	5,714	7,910	6,177	6,373	6,019	4,396
Net charge-off rate	2.95%	2.84%	3.28%	4.46%	3.85%	3.84%	3.52%	2.51%
Wholesale net charge-off rate	0.49	0.49	0.44	1.84	2.31	1.93	1.19	0.32
Consumer net charge-off rate(h)	4.12	3.90	4.49	5.56	4.60	4.79	4.69	3.61

(a)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.
(b)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. On May 30, 2008, a wholly-owned subsidiary of JPMorgan Chase merged with and into The Bear Stearns Companies, Inc. (“Bear Stearns”), and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase. The Washington Mutual acquisition resulted in negative goodwill, and accordingly, the Firm recorded an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion. For additional information of these transactions, see Note 2 on pages 166–170 of this Annual Report.
(c)	The calculation of second-quarter 2009 earnings per share and net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of U.S. Troubled Asset Relief Program (“TARP”) preferred capital. Excluding this reduction, the adjusted return on common equity (“ROE”) and Return on tangible common equity (“ROTCE”) were 6% and 10%, respectively, for second-quarter 2009. The Firm views the adjusted ROE and ROTCE, both non-GAAP financial measures, as meaningful because they enable the comparability to prior periods. For further discussion, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on page 64–66 of this Annual Report.
(d)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.
(e)	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the transfer of financial assets and the consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related, adding $87.7 billion and $92.2 billion of assets and liabilities, respectively, and decreasing stockholders’ equity and the Tier 1 capital ratio by $4.5 billion and 34 basis points, respectively. The reduction to stockholders’ equity was driven by the establishment of an allowance for loan losses of $7.5 billion (pretax) primarily related to receivables held in credit card securitization trusts that were consolidated at the adoption date.
(f)	The Firm uses Tier 1 common along with the other capital measures to assess and monitor its capital position. The Tier 1 common ratio is Tier 1 common divided by risk-weighted assets. For further discussion, see Regulatory capital on pages 102–104 of this Annual Report.
(g)	Excludes the impact of home lending PCI loans and loans held by the Washington Mutual Master Trust. For further discussion, see Allowance for credit losses on pages 139–141 of this Annual Report.
(h)	The fourth quarter of 2010 includes an aggregate adjustment of $632 million to increase net charge-offs related to the estimated net realizable value of the collateral underlying delinquent residential home loans. Because these losses were previously recognized in the provision and allowance for loan losses, this adjustment had no impact on the Firm’s net income.

296	JPMorgan Chase & Co. / 2010 Annual Report

Selected annual financial data (unaudited)

As of or for the year ended December 31,
(in millions, except per share, ratio and headcount data)	2010	2009	2008(d)	2007	2006

Selected income statement data
Noninterest revenue	$51,693	$49,282	$28,473	$44,966	$40,757
Net interest income	51,001	51,152	38,779	26,406	21,242

Total net revenue	102,694	100,434	67,252	71,372	61,999
Total noninterest expense	61,196	52,352	43,500	41,703	38,843

Pre-provision profit(a)	41,498	48,082	23,752	29,669	23,156
Provision for credit losses	16,639	32,015	19,445	6,864	3,270
Provision for credit losses – accounting conformity(b)	—	—	1,534	—	—

Income from continuing operations before income tax expense/ (benefit) and extraordinary gain	24,859	16,067	2,773	22,805	19,886
Income tax expense/(benefit)	7,489	4,415	(926)	7,440	6,237

Income from continuing operations	17,370	11,652	3,699	15,365	13,649
Income from discontinued operations(c)	—	—	—	—	795

Income before extraordinary gain	17,370	11,652	3,699	15,365	14,444
Extraordinary gain(d)	—	76	1,906	—	—

Net income	$17,370	$11,728	$5,605	$15,365	$14,444

Per common share data
Basic earnings
Income from continuing operations	$3.98	$2.25	$0.81	$4.38	$3.83
Net income	3.98	2.27	1.35	4.38	4.05
Diluted earnings(e)
Income from continuing operations	$3.96	$2.24	$0.81	$4.33	$3.78
Net income	3.96	2.26	1.35	4.33	4.00
Cash dividends declared per share	0.20	0.20	1.52	1.48	1.36
Book value per share	43.04	39.88	36.15	36.59	33.45
Common shares outstanding
Average: Basic	3,956.3	3,862.8	3,501.1	3,403.6	3,470.1
Diluted	3,976.9	3,879.7	3,521.8	3,445.3	3,516.1
Common shares at period-end	3,910.3	3,942.0	3,732.8	3,367.4	3,461.7
Share price(f)
High	$48.20	$47.47	$50.63	$53.25	$49.00
Low	35.16	14.96	19.69	40.15	37.88
Close	42.42	41.67	31.53	43.65	48.30
Market capitalization	165,875	164,261	117,695	146,986	167,199
Financial ratios
Return on common equity(e)
Income from continuing operations	10%	6%	2%	13%	12%
Net income	10	6	4	13	13
Return on tangible common equity(e)
Income from continuing operations	15	10	4	22	24
Net income	15	10	6	22	24
Return on assets
Income from continuing operations	0.85	0.58	0.21	1.06	1.04
Net income	0.85	0.58	0.31	1.06	1.10
Overhead ratio	60	52	65	58	63
Deposits-to-loans ratio	134	148	135	143	132
Tier 1 capital ratio(g)	12.1	11.1	10.9	8.4	8.7
Total capital ratio	15.5	14.8	14.8	12.6	12.3
Tier 1 leverage ratio	7.0	6.9	6.9	6.0	6.2
Tier 1 common capital ratio(h)	9.8	8.8	7.0	7.0	7.3
Selected balance sheet data (period-end)(g)
Trading assets	$489,892	$411,128	$509,983	$491,409	$365,738
Securities	316,336	360,390	205,943	85,450	91,975
Loans	692,927	633,458	744,898	519,374	483,127
Total assets	2,117,605	2,031,989	2,175,052	1,562,147	1,351,520
Deposits	930,369	938,367	1,009,277	740,728	638,788
Long-term debt	247,669	266,318	270,683	199,010	145,630
Common stockholders’ equity	168,306	157,213	134,945	123,221	115,790
Total stockholders’ equity	176,106	165,365	166,884	123,221	115,790
Headcount	239,831	222,316	224,961	180,667	174,360

JPMorgan Chase & Co. / 2010 Annual Report	297

Supplementary information

As of or for the year ended December 31,
(in millions, except ratio data)	2010	2009	2008(d)	2007	2006

Credit quality metrics
Allowance for credit losses	$32,983	$32,541	$23,823	$10,084	$7,803
Allowance for loan losses to total retained loans	4.71%	5.04%	3.18%	1.88%	1.70%
Allowance for loan losses to retained loans, excluding PCI loans(i)	4.46	5.51	3.62	1.88	1.70
Nonperforming assets	$16,557	$19,741	$12,714	$3,933	$2,341
Net charge-offs	23,673	22,965	9,835	4,538	3,042
Net charge-off rate	3.39%	3.42%	1.73%	1.00%	0.73%
Wholesale net charge-off/(recovery) rate	0.81	1.40	0.18	0.04	(0.01)
Consumer net charge-off rate	4.53	4.41	2.71	1.61	1.17

(a)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.
(b)	Results for 2008 included an accounting conformity loan loss reserve provision related to the acquisition of Washington Mutual Bank’s banking operations.
(c)	On October 1, 2006, JPMorgan Chase & Co. completed the exchange of selected corporate trust businesses for the consumer, business-banking and middle-market banking businesses of The Bank of New York Company Inc. The results of operations of these corporate trust businesses were reported as discontinued operations.
(d)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. On May 30, 2008, a wholly-owned subsidiary of JPMorgan Chase merged with and into Bear Stearns, and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase. The Washington Mutual acquisition resulted in negative goodwill, and accordingly, the Firm recorded an extraordinary gain. A preliminary gain of $1.9 billion was recognized at December 31, 2008. The final total extraordinary gain that resulted from the Washington Mutual transaction was $2.0 billion. For additional information on these transactions, see Note 2 on pages 166–170 of this Annual Report.
(e)	The calculation of 2009 earnings per share and net income applicable to common equity includes a one-time, noncash reduction of $1.1 billion, or $0.27 per share, resulting from repayment of TARP preferred capital in the second quarter of 2009. Excluding this reduction, the adjusted return on equity (“ROE”) and return on tangible common equity (“ROTCE”) were 7% and 11%, respectively, for 2009. The Firm views the adjusted ROE and ROTCE, both non-GAAP financial measures, as meaningful because they enable the comparability to prior periods. For further discussion, see “Explanation and reconciliation of the Firm’s use of non-GAAP financial measures” on pages 64–66 of this Annual Report.
(f)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.
(g)	Effective January 1, 2010, the Firm adopted new guidance that amended the accounting for the transfer of financial assets and the consolidation of VIEs. Upon adoption of the new guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related, adding $87.7 billion and $92.2 billion of assets and liabilities, respectively, and decreasing stockholders’ equity and the Tier 1 capital ratio by $4.5 billion and 34 basis points, respectively. The reduction to stockholders’ equity was driven by the establishment of an allowance for loan losses of $7.5 billion (pretax) primarily related to receivables held in credit card securitization trusts that were consolidated at the adoption date.
(h)	The Firm uses Tier 1 common along with the other capital measures to assess and monitor its capital position. The Tier 1 common ratio is Tier 1 common divided by risk-weighted assets. For further discussion, see Regulatory capital on pages 102–104 of this Annual Report.
(i)	Excludes the impact of home lending PCI loans and loans held by the Washington Mutual Master Trust. For further discussion, see Allowance for credit losses on pages 139–141 of this Annual Report.

298	JPMorgan Chase & Co. / 2010 Annual Report

Short-term and other borrowed funds
The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated.

As of or for the year ending December 31, (in millions, except rates)	2010		2009	2008

Federal funds purchased and securities loaned or sold under repurchase agreements:
Balance at year-end	$276,644		$261,413	$192,546
Average daily balance during the year	278,603		275,862	196,739
Maximum month-end balance	314,161		310,802	224,075
Weighted-average rate at December 31	0.18%		0.04%	0.97%
Weighted-average rate during the year	(0.07	)(c)	0.21	2.37

Commercial paper:
Balance at year-end	$35,363		$41,794	$37,845
Average daily balance during the year	36,000		39,055	45,734
Maximum month-end balance	50,554		53,920	54,480
Weighted-average rate at December 31	0.21%		0.18%	0.82%
Weighted-average rate during the year	0.20		0.28	2.24

Other borrowed funds:(a)
Balance at year-end	$134,256		$120,686	$177,674
Average daily balance during the year	121,949		130,767	118,714
Maximum month-end balance	137,347		188,004	244,040
Weighted-average rate at December 31	4.48%		3.37%	3.65%
Weighted-average rate during the year	2.34		2.92	4.29

Short-term beneficial interests:(b)

Commercial paper and other borrowed funds:
Balance at year-end	$25,095		$4,787	$—
Average daily balance during the year	21,853		3,275	1,846
Maximum month-end balance	25,095		7,751	3,459
Weighted-average rate at December 31	0.25%		0.17%	NA
Weighted-average rate during the year	0.27		0.24	2.49%

(a)	Includes securities sold but not yet purchased.
(b)	Included on the Consolidated Balance Sheets in beneficial interests issued by consolidated variable interest entities.
(c)	Reflects a benefit from the favorable market environments for U.S. dollar-roll financings.

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

JPMorgan Chase & Co. / 2010 Annual Report	299

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
Assets under management: Represent assets actively managed by AM on behalf of Private Banking, Institutional and Retail clients. Includes “Committed capital not Called,” on which AM earns fees. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 41% ownership interest as of December 31, 2010.
Assets under supervision: Represent assets under management as well as custody, brokerage, administration and deposit accounts.
Average managed assets: Refers to total assets on the Firm’s Consolidated Balance Sheets plus credit card receivables that have been securitized and removed from the Firm’s Consolidated Balance Sheets, for periods ended prior to the January 1, 2010, adoption of new accounting guidance requiring the consolidation of the Firm-sponsored credit card securitization trusts.
Bear Stearns merger: Effective May 30, 2008, JPMorgan Chase merged with The Bear Stearns Companies Inc. (“Bear Stearns”), and Bear Stearns became a wholly-owned subsidiary of JPMorgan Chase. The final total purchase price to complete the merger was $1.5 billion. For additional information, see Note 2 on pages 166–170 of this Annual Report.
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
CAGR: Compound annual growth rate.
Corporate/Private Equity: Includes Private Equity, Treasury and Chief Investment Office, and Corporate Other, which includes other centrally managed expense and discontinued operations.
Credit card securitizations: For periods ended prior to the January 1, 2010, adoption of new guidance relating to the accounting for the transfer of financial assets and the consolidation of VIEs, CS’ results were presented on a “managed” basis that assumed that credit card loans that had been securitized and sold in accordance with U.S. GAAP remained on the Consolidated Balance Sheets and that earnings on the securitized loans were classified in the same manner as the earnings on retained loans recorded on the
Consolidated Balance Sheets. “Managed” results excluded the impact of credit card securitizations on total net revenue, the provision for credit losses, net charge-offs and loans. Securitization did not change reported net income; however, it did affect the classification of items on the Consolidated Statements of Income and Consolidated Balance Sheets.
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
FDIC: Federal Deposit Insurance Corporation.
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
Investment-grade: An indication of credit quality based on JPMorgan Chase’s internal risk assessment system. “Investment grade”

300	JPMorgan Chase & Co. / 2010 Annual Report

generally represents a risk profile similar to a rating of a “BBB-”/“Baa3” or better, as defined by independent rating agencies.
LLC: Limited Liability Company.
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
Current estimated LTV ratio
An estimate of the LTV as of a certain date. The current estimated LTV ratios are calculated using estimated collateral values derived from a nationally recognized home price index measured at the MSA level. These MSA-level home price indices comprise actual data to the extent available and forecasted data where actual data is not available. As a result, the estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting LTV ratios are necessarily imprecise and should therefore be viewed as estimates.
Combined LTV ratio
The LTV ratio considering all lien positions related to the property. Combined LTV ratios are used for junior lien home equity products.
Managed basis: A non-GAAP presentation of financial results that includes reclassifications to present revenue on a fully taxable-equivalent basis, and for periods ended prior to the January 1, 2010, adoption of accounting guidance relating to the accounting for the transfer of financial assets and the consolidation of VIEs related to credit card securitizations. Management uses this non-GAAP financial measure at the segment level, because it believes this provides information to enable investors to understand the underlying operational performance and trends of the particular business segment and facilitates a comparison of the business segment with the performance of competitors.
Managed credit card portfolio: Refers to credit card receivables on the Firm’s Consolidated Balance Sheets plus credit card receivables that have been securitized and removed from the Firm’s Consolidated Balance Sheets, for periods ended prior to the January 1, 2010, adoption of new guidance requiring the consolidation of the Firm-sponsored credit card securitization trusts.
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
Merger costs: Reflects costs associated with the Bear Stearns merger and the Washington Mutual transaction in 2008.
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
MSR risk management revenue: Includes changes in MSR asset fair value due to market-based inputs, such as interest rates and volatility, as well as updates to assumptions used in the MSR

JPMorgan Chase & Co. / 2010 Annual Report	301

Glossary of terms

valuation model; and derivative valuation adjustments and other, which represents changes in the fair value of derivative instruments used to offset the impact of changes in the market-based inputs to the MSR valuation model.
Multi-asset: Any fund or account that allocates assets under management to more than one asset class (e.g., long-term fixed income, equity, cash, real assets, private equity, or hedge funds).
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
Participating securities: Represent unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), which are included in the earnings per share calculation using the two-class method. JPMorgan Chase grants restricted stock and RSUs to certain employees under its stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.
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
Seed capital: Initial JPMorgan capital invested in products, such as mutual funds, with the intention of ensuring the fund is of

302	JPMorgan Chase & Co. / 2010 Annual Report

sufficient size to represent a viable offering to clients, enabling pricing of its shares, and allowing the manager to develop a commercially attractive track record. After these goals are achieved, the intent is to remove the Firm’s capital from the investment.
Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.
TARP: Troubled Asset Relief Program.
Taxable-equivalent basis: Total net revenue for each of the business segments and the Firm is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits is presented in the managed results on a basis comparable to fully taxable securities and investments.
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
U.S. Treasury: U.S. Department of the Treasury.
Value-at-risk (“VaR”): A measure of the dollar amount of potential loss from adverse market moves in an ordinary market environment.
Washington Mutual transaction: On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank (“Washington Mutual”) from the FDIC for $1.9 billion. The final allocation of the purchase price resulted in the recognition of negative goodwill and an extraordinary gain of $2.0 billion. For additional information, see Note 2 on pages 166–170 of this Annual Report.

JPMorgan Chase & Co. / 2010 Annual Report	303

Distribution of assets, liabilities and stockholders’ equity;
interest rates and interest differentials

Consolidated average balance sheet, interest and rates
Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2008 through 2010. Income computed on a taxable-equivalent basis is the income reported in the Consolidated Statements of Income, adjusted to make income and earnings yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 39% in 2010 and 2009, and 40% in 2008. A substantial portion of JPMorgan Chase’s securities are taxable.

(Table continued on next page)

	2010
Year ended December 31,	Average				Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance		Interest		rate

Assets
Deposits with banks	$47,611		$345		0.72%
Federal funds sold and securities purchased under resale agreements	188,394		1,786		0.95
Securities borrowed	117,416		175		0.15
Trading assets – debt instruments	254,898		11,128		4.37
Securities	330,166		9,729		2.95	(e)
Loans	703,540		40,481	(c)	5.75
Other assets(a)	35,496		541		1.52

Total interest-earning assets	1,677,521		64,185		3.83

Allowance for loan losses	(36,588)
Cash and due from banks	30,318
Trading assets – equity instruments	99,543
Trading assets – derivative receivables	84,676
Goodwill	48,618
Other intangible assets:
Mortgage servicing rights	12,896
Purchased credit card relationships	1,061
Other intangibles	3,117
Other assets	132,089

Total assets	$2,053,251

Liabilities
Interest-bearing deposits	$668,640		$3,424		0.51%
Federal funds purchased and securities loaned or sold under repurchase agreements	278,603		(192	)(d)	(0.07	)(d)
Commercial paper	36,000		72		0.20
Trading liabilities – debt instruments	71,987		1,926		2.68
Other borrowings and liabilities	131,071		902		0.69
Beneficial interests issued by consolidated VIEs	87,493		1,145		1.31
Long-term debt	256,075		5,504		2.15

Total interest-bearing liabilities	1,529,869		12,781		0.84

Noninterest-bearing deposits	212,414
Trading liabilities – equity instruments	6,172
Trading liabilities – derivative payables	65,714
All other liabilities, including the allowance for lending-related commitments	69,539

Total liabilities	1,883,708

Stockholders’ equity
Preferred stock	8,023
Common stockholders’ equity	161,520

Total stockholders’ equity	169,543	(b)

Total liabilities and stockholders’ equity	$2,053,251

Interest rate spread					2.99%
Net interest income and net yield on interest-earning assets			$51,404		3.06

(a)	Includes margin loans and the Firm’s investment in asset-backed commercial paper under the Federal Reserve Bank of Boston’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (“AML facility”).

(b)	The ratio of average stockholders’ equity to average assets was 8.3% for 2010, 8.1% for 2009 and 7.7% for 2008. The return on average stockholders’ equity, based on net income, was 10.2% for 2010, 7.1% for 2009 and 4.1% for 2008.

(c)	Fees and commissions on loans included in loan interest amounted to $1.5 billion in 2010, $2.0 billion in 2009 and $2.0 billion in 2008.

(d)	Reflects a benefit from the favorable market environments for dollar-roll financings.

(e)	The annualized rate for available-for-sale securities based on amortized cost was 3.00% in 2010, 3.66% in 2009, and 5.17% in 2008, and does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(f)	On September 25, 2008, JPMorgan Chase & Co. acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 166—170.

Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 14 on pages 220—238.

(Table continued from previous page)
2009					2008(f)
Average balance		Interest		Average rate	Average balance		Interest		Average rate

$67,015		$938		1.40%	$54,666		$1,916		3.51%
152,926		1,750		1.14	170,006		5,983		3.52
124,462		4		—	110,598		2,297		2.08
251,035		12,283		4.89	298,266		17,556		5.89
342,655		12,506		3.65 (e)	123,551		6,447		5.22 (e)
682,885		38,720	(c)	5.67	588,801		38,503	(c)	6.54
29,510		479		1.62	27,404		895		3.27

1,650,488		66,680		4.04	1,373,292		73,597		5.36

(27,635)					(13,477)
24,873					30,323
67,028					85,836
110,457					121,417
48,254					46,068
12,898					11,229
1,436					1,976
3,659					3,803
132,743					131,150

$2,024,201					$1,791,617

$684,016		$4,826		0.71%	$645,058		$14,546		2.26%
275,862		573		0.21	196,739		4,668		2.37
39,055		108		0.28	45,734		1,023		2.24
48,530		1,918		3.95	62,783		3,068		4.89
152,652		1,246		0.82	98,772		2,174		2.20
14,930		218		1.46	13,220		405		3.06
268,238		6,309		2.35	234,909		8,355		3.56

1,483,283		15,198		1.02	1,297,215		34,239		2.64

197,989					140,749
11,694					16,058
77,901					93,200
88,377					106,141

1,859,244					1,653,363

19,054					9,138
145,903					129,116

164,957	(b)				138,254	(b)

$2,024,201					$1,791,617

				3.02%					2.72%
		$51,482		3.12			$39,358		2.87

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2008 through 2010. The segregation of U.S. and non-U.S.
components is based on the location of the office recording the transaction. Intracompany funding generally comprises dollar-denominated deposits originated in various locations that are

(Table continued on next page)

	2010
Year ended December 31,	Average			Average
(Taxable-equivalent interest and rates; in millions, except rates)	balance	Interest		rate

Interest-earning assets
Deposits with banks, primarily non-U.S.	$47,611	$345		0.72%
Federal funds sold and securities purchased under resale agreements:
U.S.	89,619	830		0.93
Non-U.S.	98,775	956		0.97
Securities borrowed:
U.S.	67,031	(237)		(0.35)
Non-U.S.	50,385	412		0.82
Trading assets – debt instruments:
U.S.	119,660	5,513		4.61
Non-U.S.	135,238	5,615		4.15
Securities:
U.S.	226,345	7,210		3.19
Non-U.S.	103,821	2,519		2.43
Loans:
U.S.	644,504	38,800		6.02
Non-U.S.	59,036	1,681		2.85
Other assets, primarily U.S.	35,496	541		1.52

Total interest-earning assets	1,677,521	64,185		3.83

Interest-bearing liabilities
Interest-bearing deposits:
U.S.	433,227	2,156		0.50
Non-U.S.	235,413	1,268		0.54
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	231,710	(635	)(b)	(0.27	)(b)
Non-U.S.	46,893	443		0.95
Other borrowings and liabilities:
U.S.	162,421	1,026		0.63
Non-U.S.	76,637	1,874		2.45
Beneficial interests issued by consolidated VIEs, primarily U.S.	87,493	1,145		1.31
Long-term debt, primarily U.S.	256,075	5,504		2.15
Intracompany funding:
U.S.	(88,286)	(359)		—
Non-U.S.	88,286	359		—

Total interest-bearing liabilities	1,529,869	12,781		0.84

Noninterest-bearing liabilities(a)	147,652

Total investable funds	$1,677,521	$12,781		0.76%

Net interest income and net yield:		$51,404		3.06%
U.S.		44,059		3.65
Non-U.S.		7,345		1.56
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets				31.9
Liabilities				25.2

(a)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

(b)	Reflects a benefit from the favorable market environments for dollar-roll financings.

(c)	On September 25, 2008, JPMorgan Chase & Co. acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase, and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 166–170.

centrally managed by JPMorgan Chase’s Treasury unit. U.S. Net interest income was $44.1 billion in 2010, a decrease of $39 million from the prior year. Net interest income from non-U.S. operations was $7.3 billion for 2010, a decrease of $39 million from $7.4 billion in 2009. For further information, see the “Net interest income” discussion in Consolidated Results of Operations on pages 60–61.

(Table continued from previous page)
2009			2008(c)
Average		Average	Average		Average
balance	Interest	rate	balance	Interest	rate

$67,015	$938	1.40%	$54,666	$1,916	3.51%

72,619	997	1.37	95,301	3,084	3.24
80,307	753	0.94	74,705	2,899	3.88

75,301	(354)	(0.47)	60,592	985	1.63
49,161	358	0.73	50,006	1,312	2.62

130,558	6,742	5.16	169,447	9,614	5.67
120,477	5,541	4.60	128,819	7,942	6.17

275,601	11,015	4.00	108,663	5,859	5.39
67,054	1,491	2.22	14,888	588	3.95

620,716	36,476	5.88	506,513	33,570	6.63
62,169	2,244	3.61	82,288	4,933	5.99
29,510	479	1.62	27,404	895	3.27

1,650,488	66,680	4.04	1,373,292	73,597	5.36

440,326	3,781	0.86	407,699	8,420	2.07
243,690	1,045	0.43	237,359	6,126	2.58

238,691	296	0.12	158,054	3,326	2.10
37,171	277	0.75	38,685	1,342	3.47

201,025	1,505	0.75	161,509	3,390	2.10
39,212	1,767	4.51	45,780	2,875	6.28
14,930	218	1.46	13,220	405	3.06
268,238	6,309	2.35	234,909	8,355	3.56

(42,711)	(510)	—	(17,637)	(927)	—
42,711	510	—	17,637	927	—

1,483,283	15,198	1.02	1,297,215	34,239	2.64

167,205			76,077

$1,650,488	$15,198	0.92%	$1,373,292	$34,239	2.49%

	$51,482	3.12%		$39,358	2.87%
	44,098	3.61		31,651	3.24
	7,384	1.72		7,707	1.95

		28.9			30.4
		25.1			28.0

Changes in net interest income, volume and rate analysis
The table presents an analysis of the effect of net interest income of volume and rate changes for the periods 2010 versus 2009 and 2009 versus 2008. In this analysis, the change due to the volume/rate has been allocated to volume.

	2010 versus 2009			2009 versus 2008
Year ended December 31,	Increase/(decrease) due to change in:		Net	Increase/(decrease) due to change in:		Net
(On a taxable-equivalent basis: in millions)	Volume	Rate	change	Volume	Rate	change

Interest-earning assets
Deposits with banks, primarily non-U.S.	$(137)	$(456)	$(593)	$175	$(1,153)	$(978)
Federal funds sold and securities purchased under resale agreements:
U.S.	153	(320)	(167)	(305)	(1,782)	(2,087)
Non-U.S.	179	24	203	50	(2,196)	(2,146)
Securities borrowed:
U.S.	27	90	117	(67)	(1,272)	(1,339)
Non-U.S.	10	44	54	(9)	(945)	(954)
Trading assets – debt instruments:
U.S.	(511)	(718)	(1,229)	(2,008)	(864)	(2,872)
Non-U.S.	616	(542)	74	(379)	(2,022)	(2,401)
Securities:
U.S.	(1,573)	(2,232)	(3,805)	6,666	(1,510)	5,156
Non-U.S.	887	141	1,028	1,161	(258)	903
Loans:
U.S.	1,455	869	2,324	6,705	(3,799)	2,906
Non-U.S.	(91)	(472)	(563)	(731)	(1,958)	(2,689)
Other assets, primarily U.S.	92	(30)	62	36	(452)	(416)

Change in interest income	1,107	(3,602)	(2,495)	11,294	(18,211)	(6,917)

Interest-bearing liabilities
Interest-bearing deposits:
U.S.	(40)	(1,585)	(1,625)	294	(4,933)	(4,639)
Non-U.S.	(45)	268	223	22	(5,103)	(5,081)
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	—	(931)	(931)	99	(3,129)	(3,030)
Non-U.S.	92	74	166	(13)	(1,052)	(1,065)
Other borrowings and liabilities:
U.S.	(238)	(241)	(479)	295	(2,180)	(1,885)
Non-U.S.	915	(808)	107	(298)	(810)	(1,108)
Beneficial interests issued by consolidated VIEs, primarily U.S.	949	(22)	927	25	(212)	(187)
Long-term debt, primarily U.S.	(269)	(536)	(805)	796	(2,842)	(2,046)

Intracompany funding:
U.S.	(182)	333	151	(301)	718	417
Non-U.S.	182	(333)	(151)	301	(718)	(417)

Change in interest expense	1,364	(3,781)	(2,417)	1,220	(20,261)	(19,041)

Change in net interest income	$(257)	$179	$(78)	$10,074	$2,050	$12,124

Securities portfolio
For information regarding the securities portfolio as of December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009, see Note 12 on pages 214–218. For the available–for–sale securities portfolio, at December 31, 2008, the fair value and amortized cost of U.S. Treasury and government agency obligations was $127.7 billion and $125.6 billion, respectively; the fair value and amortized cost of all other securities was $78.2 billion and $83.7 billion, respectively; and the total fair value and amortized cost of the total portfolio was $205.9 billion and $209.3 billion respectively.
At December 31, 2008, the fair value and amortized cost of U.S. Treasury and government agency obligations in held-to-maturity securities portfolio was $35 million and $34 million, respectively. There were no other held-to-maturity securities at December 31, 2008.

Loan portfolio
The table below presents loans with the line-of-business basis that is presented in Credit Risk Management on pages 119, 120 and 130, and in Note 14 on pages 220–238, at the periods indicated.

December 31, (in millions)	2010	2009	2008	2007	2006

U.S. wholesale loans:
Commercial and industrial	$50,912	$51,113	$74,153	$70,081	$48,500
Real estate	51,734	54,970	61,890	15,977	18,047
Financial institutions	12,120	13,557	20,953	15,113	15,632
Government agencies	6,408	5,634	5,919	5,770	4,148
Other	38,298	23,811	23,861	26,312	32,359

Total U.S. wholesale loans	159,472	149,085	186,776	133,253	118,686

Non-U.S. wholesale loans:
Commercial and industrial	19,053	20,188	35,291	33,829	22,378
Real estate	1,973	2,270	2,811	3,632	2,325
Financial institutions	20,043	11,848	17,552	17,245	19,174
Government agencies	870	1,707	602	720	2,543
Other	26,222	19,077	19,012	24,397	18,636

Total non-U.S. wholesale loans	68,161	55,090	75,268	79,823	65,056

Total wholesale loans:
Commercial and industrial	69,965	71,301	109,444	103,910	70,878
Real estate	53,707	57,240	64,701	19,609	20,372
Financial institutions	32,163	25,405	38,505	32,358	34,806
Government agencies	7,278	7,341	6,521	6,490	6,691
Other	64,520	42,888	42,873	50,709	50,995

Total wholesale loans	227,633	204,175	262,044	213,076	183,742

Total consumer loans:
Home equity	112,844	127,945	142,890	94,832	85,730
Mortgage	134,284	143,129	157,078	56,031	59,668
Auto	48,367	46,031	42,603	42,350	41,009
Credit card	137,676	78,786	104,746	84,352	85,881
Other	32,123	33,392	35,537	28,733	27,097

Total consumer loans	465,294	429,283	482,854	306,298	299,385

Total loans(a)	$692,927	$633,458	$744,898	$519,374	$483,127

Memo:
Loans held-for-sale	$5,453	$4,876	$8,287	$18,899	$55,251
Loans at fair value	1,976	1,364	7,696	8,739	—

Total loans held-for-sale and loans at fair value	$7,429	$6,240	$15,983	$27,638	$55,251

(a)	Loans (other than purchased credit-impaired loans and those for which the fair value option have been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $1.9 billion, $1.4 billion, $2.0 billion, $1.3 billion and $3.0 billion at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Maturities and sensitivity to changes in interest rates
The table below shows, at December 31, 2010, wholesale loan maturity and distribution between fixed and floating interest rates based on the stated terms of the wholesale loan agreements. The table below also reflects the line-of-business basis that is presented in Credit Risk Management on pages 119, 120 and 130, and in Note 14 on pages 220–238. The table does not include the impact of derivative instruments.

	Within	1-5	After 5
December 31, 2010 (in millions)	1 year (a)	years	years	Total

U.S.
Commercial and industrial	$12,975	$31,688	$6,249	$50,912
Real estate	6,446	8,397	36,891	51,734
Financial institutions	4,548	5,188	2,384	12,120
Government agencies	2,397	1,659	2,352	6,408
Other	13,090	21,471	3,737	38,298

Total U.S.	39,456	68,403	51,613	159,472

Non-U.S.
Commercial and industrial	6,670	9,422	2,961	19,053
Real estate	1,024	826	123	1,973
Financial institutions	17,924	1,972	147	20,043
Government agencies	735	58	77	870
Other	13,649	7,302	5,271	26,222

Total non-U.S.	40,002	19,580	8,579	68,161

Total wholesale loans	$79,458	$87,983	$60,192	$227,633

Loans at fixed interest rates		$11,760	$33,414
Loans at variable interest rates		76,223	26,778

Total wholesale loans		$87,983	$60,192

(a)	Includes demand loans and overdrafts.

Risk elements
The following table sets forth nonperforming assets, contractually past-due assets, and accruing restructured loans with the line-of-business basis that is presented in Credit Risk Management on pages 119, 120, and 130, at the periods indicated.

December 31, (in millions)	2010	2009	2008	2007	2006

Nonperforming assets
U.S. nonaccrual loans:
Wholesale:
Commercial and industrial	$1,745	$2,182	$1,052	$63	$238
Real estate	2,390	2,647	806	216	18
Financial institutions	111	663	60	10	5
Government agencies	—	4	—	1	—
Other	267	348	205	200	49
Consumer	8,835	10,660	6,571	2,768	1,686

Total U.S. nonaccrual loans	13,348	16,504	8,694	3,258	1,996

Non-U.S. nonaccrual loans:
Wholesale:
Commercial and industrial	234	281	45	14	41
Real estate	585	241	—	—	—
Financial institutions	30	118	115	8	24
Government agencies	22	—	—	—	—
Other	622	420	99	2	16
Consumer	—	—	—	—	—

Total non-U.S. nonaccrual loans	1,493	1,060	259	24	81

Total nonaccrual loans	14,841	17,564	8,953	3,282	2,077

Derivative receivables	34	529	1,079	29	36
Assets acquired in loan satisfactions	1,682	1,648	2,682	622	228

Nonperforming assets	$16,557	$19,741	$12,714	$3,933	$2,341

Memo:
Loans held-for-sale	$341	$234	$12	$45	$120
Loans at fair value	155	111	20	5	—

Total loans held-for-sale and loans at fair value	$496	$345	$32	$50	$120

Contractually past-due assets(a):
U.S. loans:
Wholesale:
Commercial and industrial	$7	$23	$30	$7	$5
Real estate	109	114	76	34	1
Financial institutions	2	6	—	—	—
Government agencies	—	—	—	—	—
Other	171	75	54	28	23
Consumer	3,640	3,985	3,084	1,945	1,708

Total U.S. loans	3,929	4,203	3,244	2,014	1,737

Non-U.S. loans:
Wholesale:
Commercial and industrial	—	5	—	—	—
Real estate	—	—	—	—	—
Financial institutions	—	—	—	—	—
Government agencies	—	—	—	—	—
Other	70	109	3	6	—
Consumer	38	38	28	23	16

Total non-U.S. loans	108	152	31	29	16

Total	$4,037	$4,355	$3,275	$2,043	$1,753

Accruing restructured loans(b)
U.S.:
Commercial and industrial	$—	$—	$—	$8	$—
Real estate	76	5	—	—	—
Other	—	—	—	—	—
Consumer(c)	14,261	8,405	4,029	1,867	—

Total U.S.	14,337	8,410	4,029	1,875	—

Non-U.S.:
Commercial and industrial	49	31	5	—	—
Real estate	—	582	—	—	—
Consumer	—	—	—	—	—

Total non-U.S.	49	613	5	—	—

Total	$14,386	$9,023	$4,034	$1,875	$—

(a)	Represents accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonaccrual loans.

(b)	Represents performing loans modified in troubled debt restructurings in which an economic concession was granted by the Firm and the borrower has demonstrated its ability to repay the loans according to the terms of the restructuring. As defined in U.S. GAAP, concessions include the reduction of interest rates or the deferral of interest or principal payments, resulting from deterioration in the borrowers’ financial condition. Excludes nonaccrual assets and contractually past-due assets, which are included in the sections above.

(c)	Includes credit card loans that have been modified in a troubled debt restructuring. Prior periods excluding 2006 have been revised to reflect the current presentation.
For a discussion of nonperforming loans, past-due loan accounting policies, and accruing restructured loans see Credit Risk Management on pages 116–141, and Note 14 on pages 220–238.

Impact of nonaccrual loans and accruing restructured loans on interest income
The negative impact on interest income from nonaccrual loans represents the difference between the amount of interest income that would have been recorded on such nonaccrual loans according to their original contractual terms had they been performing and the amount of interest that actually was recognized on a cash basis. The negative impact on interest income from accruing restructured loans represents the difference between the amount of interest income that would have been recorded on such loans according to their original contractual terms and the amount of interest that actually was recognized under the modified terms. The following table sets forth this data for the years specified. The change in foregone interest income from 2008 through 2010 was primarily driven by the change in the levels of nonaccrual loans.

Year ended December 31, (in millions)	2010	2009	2008

Nonaccrual loans
U.S.:
Wholesale:
Gross amount of interest that would have been recorded at the original terms	$110	$88	$87
Interest that was recognized in income	(21)	(13)	(7)

Total U.S. wholesale	89	75	80

Consumer:
Gross amount of interest that would have been recorded at the original terms	860	932	584
Interest that was recognized in income	(139)	(208)	(193)

Total U.S. consumer	721	724	391

Negative impact — U.S.	810	799	471

Non-U.S.:
Wholesale:
Gross amount of interest that would have been recorded at the original terms	26	58	11
Interest that was recognized in income	(17)	(7)	(2)

Total non-U.S. wholesale	9	51	9

Consumer:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—

Total non-U.S. consumer	—	—	—

Negative impact — non-U.S.	9	51	9

Total negative impact on interest income	$819	$850	$480

Year ended December 31, (in millions)	2010	2009	2008

Accruing restructured loans
U.S.:
Wholesale(a):
Gross amount of interest that would have been recorded at the original terms	$5	$—	$—
Interest that was recognized in income	(2)	—	—

Total U.S. wholesale	3	—	—

Consumer:
Gross amount of interest that would have been recorded at the original terms	2,022	819	416
Interest that was recognized in income	(797)	(386)	(222)

Total U.S. consumer	1,225	433	194

Negative impact — U.S.	1,228	433	194

Non-U.S.:
Wholesale(a):
Gross amount of interest that would have been recorded at the original terms	3	38	—
Interest that was recognized in income	(2)	(15)	—

Total non-U.S. wholesale	1	23	—

Consumer:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—

Total non-U.S. consumer	—	—	—

Negative impact — non-U.S.	1	23	—

Total negative impact on interest income	$1,229	$456	$194

(a)	Predominantly real estate-related.

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
JPMorgan Chase’s total cross-border exposure tends to fluctuate greatly, and the amount of exposure at year-end tends to be a function of timing rather than representing a consistent trend. For a further discussion of JPMorgan Chase’s emerging markets cross-border exposure, see Country exposure on pages 128–129.

Cross-border outstandings exceeding 0.75% of total assets

					Net local	Total
					country	cross-border		Total
(in millions)	December 31,	Governments	Banks	Other(a)	assets	outstandings(b)	Commitments(c)	exposure

United Kingdom	2010	$787	$12,133	$10,770	$—	$23,690	$668,610	$692,300
	2009	347	15,822	11,565	—	27,734	624,754	652,488
	2008	1,173	23,490	19,624	—	44,287	562,980	607,267

Germany	2010	$15,339	$9,900	$17,759	$—	$42,998	$108,141	$151,139
	2009	13,291	10,704	10,718	—	34,713	175,323	210,036
	2008	8,437	24,312	10,297	3,660	46,706	348,635	395,341

France	2010	$4,699	$16,541	$26,374	$1,473	$49,087	$101,141	$150,228
	2009	9,505	16,428	19,642	1,377	46,952	160,536	207,488
	2008	6,666	25,479	24,665	28	56,838	353,074	409,912

Japan	2010	$233	$24,386	$4,231	$25,050	$53,900	$63,980	$117,880
	2009	404	22,022	8,984	4,622	36,032	66,487	102,519
	2008	687	17,401	18,568	2,174	38,830	64,583	103,413

Netherlands	2010	$506	$8,093	$36,060	$—	$44,659	$47,015	$91,674
	2009	690	9,037	22,770	—	32,497	74,789	107,286
	2008	1,360	8,645	19,356	—	29,361	132,574	161,935

Italy	2010	$5,292	$3,490	$2,543	$832	$12,157	$70,522	$82,679
	2009	12,912	2,065	3,643	128	18,748	86,790	105,538
	2008	7,680	6,804	3,742	448	18,674	134,851	153,525

Spain	2010	$936	$5,877	$4,390	$785	$11,988	$40,147	$52,135
	2009	2,705	8,724	4,884	1,189	17,502	52,363	69,865
	2008	906	11,867	4,466	1,161	18,400	104,956	123,356

Cayman Islands	2010	$73	$136	$38,278	$—	$38,487	$7,926	$46,413
	2009	243	216	30,830	—	31,289	8,218	39,507
	2008	87	115	30,869	—	31,071	6,843	37,914

Canada	2010	$4,995	$4,482	$6,599	$—	$16,076	$23,434	$39,510
	2009	5,119	2,057	4,836	—	12,012	24,719	36,731
	2008	3,043	2,793	7,547	—	13,383	33,266	46,649

Ireland	2010	$189	$6,300	$12,307	$—	$18,796	$11,453	$30,249
	2009	700	5,584	8,413	—	14,697	13,075	27,772
	2008	—	2,847	10,249	—	13,096	16,403	29,499

Brazil	2010	$2,611	$5,302	$4,252	$4,750	$16,915	$11,139	$28,054
	2009	2,082	2,165	3,681	1,793	9,721	11,727	21,448
	2008	2,665	1,253	2,846	874	7,638	20,398	28,036

Norway	2010	$2,868	$678	$261	$—	$3,807	$5,396	$9,203
	2009	4,329	259	222	—	4,810	7,448	12,258
	2008	15,944	616	718	—	17,278	11,393	28,671

(a)	Consists primarily of commercial and industrial.
(b)	Outstandings includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, mark-to-market exposure of foreign exchange and derivative contracts, and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(c)	Commitments include outstanding letters of credit, undrawn commitments to extend credit, and the notional value of credit derivatives where JPMorgan Chase is a protection seller.

Summary of loan and lending-related commitments loss experience
The tables below summarize the changes in the allowance for loan losses and the allowance for lending-related commitments during the periods indicated. For a further discussion, see Allowance for credit losses on pages 139—141, and Note 15 on pages 239—243.
Allowance for loan losses

Year ended December 31, (in millions)	2010	2009		2008	2007	2006

Balance at beginning of year	$31,602	$23,164		$9,234	$7,279	$7,090
Addition resulting from mergers and acquisitions(a)	—	—		2,535	—	—
Provision for loan losses	16,822	31,735		21,237	6,538	3,153
U.S. charge-offs
Commercial and industrial	467	1,233		183	34	80
Real estate	698	700		217	46	10
Financial institutions	146	671		17	9	1
Government agencies	3	—		—	10	2
Other	102	151		35	81	36
Consumer	23,630	20,638		10,140	5,181	3,635

Total U.S. charge-offs	25,046	23,393		10,592	5,361	3,764

Non-U.S. charge-offs
Commercial and industrial	23	64		40	2	43
Real estate	239	—		—	—	—
Financial institutions	—	66		29	—	—
Government agencies	—	—		—	—	—
Other	311	341		—	3	14
Consumer	163	154		103	1	63

Total non-U.S. charge-offs	736	625		172	6	120

Total charge-offs	25,782	24,018		10,764	5,367	3,884

U.S. recoveries
Commercial and industrial	(86)	(53)		(60)	(48)	(89)
Real estate	(75)	(12)		(5)	(1)	(4)
Financial institutions	(74)	(3)		(2)	(3)	(4)
Government agencies	(1)	—		—	—	—
Other	(25)	(25)		(29)	(40)	(48)
Consumer	(1,819)	(941)		(793)	(716)	(622)

Total U.S. recoveries	(2,080)	(1,034)		(889)	(808)	(767)

Non-U.S. recoveries
Commercial and industrial	(1)	(1)		(16)	(8)	(26)
Real estate	—	—		—	—	—
Financial institutions	—	—		—	(1)	(11)
Government agencies	—	—		—	—	—
Other	—	—		(7)	(12)	(26)
Consumer	(28)	(18)		(17)	—	(12)

Total non-U.S. recoveries	(29)	(19)		(40)	(21)	(75)

Total recoveries	(2,109)	(1,053)		(929)	(829)	(842)

Net charge-offs	23,673	22,965		9,835	4,538	3,042
Allowance related to purchased portfolios	—	—		6	—	75
Change in accounting principles(b)	7,494	—		—	(56)	—
Other	21	(332	)(c)	(13)	11	3

Balance at year-end	$32,266	$31,602		$23,164	$9,234	$7,279

(a)	The 2008 amount relates to the Washington Mutual transaction.
(b)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result $7.4 million, $14 million and $127 million of allowance for loan losses were recorded on-balance sheet associated with the Firm-sponsored credit card securitization trusts, Firm-administered multi-seller conduits, and certain other consumer loan securitization entities, primarily mortgage-related, respectively. For further discussion, see Note 16 on pages 244—259 of this Annual Report.
(c)	Predominantly includes a reclassification in 2009 related to the issuance and retention of securities from the Chase Issuance Trust.
Allowance for lending-related commitments

Year ended December 31, (in millions)	2010	2009	2008	2007	2006

Balance at beginning of year	$939	$659	$850	$524	$400
Addition resulting from mergers and acquisitions(a)	—	—	66	—	—
Provision for lending-related commitments	(183)	280	(258)	326	117
Net charge-offs	—	—	—	—	—
Change in accounting principles(b)	(18)	—	—	—	—
Other	(21)	—	1	—	7

Balance at year-end	$717	$939	$659	$850	$524

(a)	The 2008 amount relates to the Washington Mutual transaction.
(b)	Relates to the adoption of the new accounting guidance related to VIEs.

Loan loss analysis

As of or for the year ended December 31,
(in millions, except ratios)	2010	2009	2008(c)	2007	2006

Balances
Loans – average	$703,540	$682,885	$588,801	$479,679	$454,535
Loans – year-end	692,927	633,458	744,898	519,374	483,127
Net charge-offs(a)	23,673	22,965	9,835	4,538	3,042
Allowance for loan losses:
U.S.	31,111	29,802	21,830	8,454	6,654
Non-U.S.	1,155	1,800	1,334	780	625

Total allowance for loan losses	32,266	31,602	23,164	9,234	7,279

Nonperforming loans	14,841	17,564	8,953	3,282	2,077

Ratios
Net charge-offs to:
Loans retained – average	3.39%	3.42%	1.73%	1.00%	0.73%
Allowance for loan losses	73.37	72.67	42.46	49.14	41.79
Allowance for loan losses to:
Loans retained – year-end(b)	4.71	5.04	3.18	1.88	1.70
Nonaccrual loans retained	225	184	260	286	372

(a)	There were no net charge-offs/(recoveries) on lending-related commitments in 2010, 2009, 2008, 2007 or 2006.
(b)	The allowance for loan losses as a percentage of retained loans declined from 2009 to 2010, due to an improvement in credit quality of the wholesale and consumer credit portfolios. Deteriorating credit conditions from 2007 to 2009, primarily within consumer lending, resulted in increasing losses and correspondingly higher loan loss provisions for those periods. During 2006, the credit environment remained relatively benign. For a more detailed discussion of the 2008 through 2010 provision for credit losses, see Provision for Credit Losses on page 141.
(c)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase, and their respective results of operations are included in the Firm’s results from each respective transaction.

Deposits
The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated.

Year ended December 31,	Average balances			Average interest rates
(in millions, except interest rates)	2010	2009	2008(a)	2010	2009	2008(a)

U.S.
Noninterest-bearing demand	$54,305	$48,865	$39,476	—%	—%	—%
Interest-bearing demand	18,881	14,873	13,165	0.04	0.44	0.59
Savings	455,856	412,363	313,939	0.19	0.22	1.13
Time	106,644	154,420	175,117	1.22	1.82	2.74

Total U.S. deposits	635,686	630,521	541,697	0.34	0.60	1.55

Non-U.S.
Noninterest-bearing demand	9,955	7,794	6,751	—	—	—
Interest-bearing demand	163,550	163,512	155,015	0.35	0.25	2.37
Savings	605	559	480	0.28	0.18	0.58
Time	71,258	79,619	81,864	0.97	0.80	3.00

Total non-U.S. deposits	245,368	251,484	244,110	0.52	0.42	2.51

Total deposits	$881,054	$882,005	$785,807	0.39%	0.55%	1.85%

(a)	On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual. On May 30, 2008, the Bear Stearns merger was consummated. Each of these transactions was accounted for as a purchase, and their respective results of operations are included in the Firm’s results from each respective transaction date. For additional information on these transactions, see Note 2 on pages 166—170.
At December 31, 2010, other U.S. time deposits in denominations of $100,000 or more totaled $39.1 billion, substantially all of which mature in three months or less. In addition, the table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more.

By remaining maturity at	Three months	Over three months	Over six months	Over
December 31, 2010 (in millions)	or less	but within six months	but within 12 months	12 months	Total

U.S. time certificates of deposit ($100,000 or more)	$5,187	$3,688	$5,925	$5,765	$20,565

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co. (Registrant)
By: /s/ JAMES DIMON
(James Dimon
Chairman and Chief Executive Officer) Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase & Co. does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date

/s/ JAMES DIMON (James Dimon)	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ CRANDALL C. BOWLES (Crandall C. Bowles)	Director	February 28, 2011

/s/ STEPHEN B. BURKE (Stephen B. Burke)	Director

/s/ DAVID M. COTE (David M. Cote)	Director

/s/ JAMES S. CROWN (James S. Crown)	Director

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director

/s/ WILLIAM H. GRAY, III (William H. Gray, III)	Director

/s/ LABAN P. JACKSON, JR. (Laban P. Jackson, Jr.)	Director

/s/ DAVID C. NOVAK (David C. Novak)	Director

/s/ LEE R. RAYMOND (Lee R. Raymond)	Director

/s/ WILLIAM C. WELDON (William C. Weldon)	Director

	Capacity	Date

/s/ DOUGLAS L. BRAUNSTEIN (Douglas L. Braunstein)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ LOUIS RAUCHENBERGER (Louis Rauchenberger)	Managing Director and Controller (Principal Accounting Officer)