Form 10-Q
period 2011-03-31
J P MORGAN CHASE & CO
filed 2011-05-06
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011       Commission file number 1-5805
JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (212) 270-6000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
☐ Yes ☑ No
Number of shares of common stock outstanding as of April 30, 2011: 3,973,684,787

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)
(in millions, except per share, headcount and ratio data)
As of or for the period ended,	1Q11	4Q10	3Q10	2Q10	1Q10

Selected income statement data
Total net revenue	$25,221	$26,098	$23,824	$25,101	$27,671
Total noninterest expense	15,995	16,043	14,398	14,631	16,124

Pre-provision profit(a)	9,226	10,055	9,426	10,470	11,547
Provision for credit losses	1,169	3,043	3,223	3,363	7,010

Income before income tax expense	8,057	7,012	6,203	7,107	4,537
Income tax expense	2,502	2,181	1,785	2,312	1,211

Net income	$5,555	$4,831	$4,418	$4,795	$3,326

Per common share data
Net income per share: Basic	$1.29	$1.13	$1.02	$1.10	$0.75
Diluted	1.28	1.12	1.01	1.09	0.74
Cash dividends declared per share	0.25	0.05	0.05	0.05	0.05
Book value per share	43.34	43.04	42.29	40.99	39.38
Common shares outstanding
Average: Basic	3,981.6	3,917.0	3,954.3	3,983.5	3,970.5
Diluted	4,014.1	3,935.2	3,971.9	4,005.6	3,994.7
Common shares at period-end	3,986.6	3,910.3	3,925.8	3,975.8	3,975.4
Share price(b)
High	$48.36	$43.12	$41.70	$48.20	$46.05
Low	42.65	36.21	35.16	36.51	37.03
Close	46.10	42.42	38.06	36.61	44.75
Market capitalization	183,783	165,875	149,418	145,554	177,897

Selected ratios
Return on common equity (“ROE”)	13%	11%	10%	12%	8%
Return on tangible common equity (“ROTCE”)	18	16	15	17	12
Return on assets (“ROA”)	1.07	0.92	0.86	0.94	0.66
Overhead ratio	63	61	60	58	58
Deposits-to-loans ratio	145	134	131	127	130
Tier 1 capital ratio	12.3	12.1	11.9	12.1	11.5
Total capital ratio	15.6	15.5	15.4	15.8	15.1
Tier 1 leverage ratio	7.2	7.0	7.1	6.9	6.6
Tier 1 common capital ratio(c)	10.0	9.8	9.5	9.6	9.1

Selected balance sheet data (period-end)
Trading assets	$501,148	$489,892	$475,515	$397,508	$426,128
Securities	334,800	316,336	340,168	312,013	344,376
Loans	685,996	692,927	690,531	699,483	713,799
Total assets	2,198,161	2,117,605	2,141,595	2,014,019	2,135,796
Deposits	995,829	930,369	903,138	887,805	925,303
Long-term debt(d)	269,616	270,653	271,495	260,442	278,685
Common stockholders’ equity	172,798	168,306	166,030	162,968	156,569
Total stockholders’ equity	180,598	176,106	173,830	171,120	164,721
Headcount	242,929	239,831	236,810	232,939	226,623
Credit quality metrics
Allowance for credit losses	$30,438	$32,983	$35,034	$36,748	$39,126
Allowance for loan losses to total retained loans	4.40%	4.71%	4.97%	5.15%	5.40%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(e)	4.10	4.46	5.12	5.34	5.64
Nonperforming assets	$14,986	$16,557	$17,656	$18,156	$19,019
Net charge-offs(f)	3,720	5,104	4,945	5,714	7,910
Net charge-off rate(f)	2.22%	2.95%	2.84%	3.28%	4.46%
Wholesale net charge-off rate	0.30	0.49	0.49	0.44	1.84
Consumer net charge-off rate(f)	3.18	4.12	3.90	4.49	5.56

(a)	Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(b)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase’s common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(c)	The Firm uses Tier 1 common capital (“Tier 1 common”) along with the other capital measures to assess and monitor its capital position. The Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common divided by risk-weighted assets. For further discussion, see Regulatory capital on pages 49–51 of this Form 10-Q.

(d)	Effective January 1, 2011, the long-term portion of advances from Federal Home Loan Banks (“FHLBs”) was reclassified from other borrowed funds to long-term debt. Prior periods have been revised to conform with the current presentation.

(e)	Excludes the impact of home lending purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 79–81 of this Form 10-Q.

(f)	Net charge-offs and net charge-off rates for the fourth quarter of 2010 include the effect of $632 million of charge-offs related to the estimated net realizable value of the collateral underlying delinquent residential home loans. Because these losses were previously recognized in the provision and allowance for loan losses, this adjustment had no impact on the Firm’s net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”). See the Glossary of terms on pages 174–177 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. For a discussion of such risks and uncertainties, see Forward-looking Statements on pages 180–181 and Part I, Item 1A, Risk Factors, on pages 5–12 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (“2010 Annual Report” or “2010 Form 10-K”), to which reference is hereby made.
INTRODUCTION
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.2 trillion in assets, $180.6 billion in stockholders’ equity and operations in more than 60 countries as of March 31, 2011. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
Retail Financial Services
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use nearly 5,300 bank branches (third-largest nationally) and more than 16,200 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 29,200 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 16,300 auto dealerships and 1,300 schools and universities nationwide.
Card Services
Card Services (“CS”) is one of the nation’s largest credit card issuers, with over $128 billion in loans and over 91 million open accounts. In the three months ended March 31, 2011, customers used Chase cards to meet over $77 billion of their spending needs. Through its merchant acquiring business, Chase Paymentech Solutions, CS is a global leader in payment processing and merchant acquiring.

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
Asset Management
Asset Management (“AM”), with assets under supervision of $1.9 trillion, is a global leader in investment and wealth management. AM clients include institutions, retail investors and high-net-worth individuals in every major market throughout the world. AM offers global investment management in equities, fixed income, real estate, hedge funds, private equity and liquidity products, including money-market instruments and bank deposits. AM also provides trust and estate, banking and brokerage services to high-net-worth clients, and retirement services for corporations and individuals. The majority of AM’s client assets are in actively managed portfolios.

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
Economic environment
The U.S. economic recovery continued in the first quarter of 2011 as the labor market appeared to strengthen, even though disruptive winter weather appeared to slow the economy’s momentum. Despite growing confidence that the U.S. and global economic recovery remains on track, new threats to the global economy emerged that could disrupt activity, at least for a short while. The earthquake and tsunami in Japan represented a significant setback to that country’s important economy and probably disrupted activity elsewhere as well. Furthermore, a surge in oil prices in the wake of political unrest in the Middle East threatened to slow global demand. Concerns about inflation, driven by rising commodity prices, including the impact of widespread crop destruction in 2010 on food prices around the world, resulted in varying actions being taken by several central banks.
The pace of growth in the U.S. economy, which has been unusually slow for a recovery, has been hampered by the depressed housing market. Growth is likely to remain moderate as a result of the planned phase-out of the 2008 fiscal stimulus initiative and additional spending cuts agreed to as part of the final 2011 federal budget plan. The Federal Reserve maintained its accommodative stance in the first quarter of 2011, holding the target range for the federal funds rate steady at zero to one-quarter percent, and continued to indicate that economic conditions were likely to warrant a low federal funds rate for an extended period. To promote a stronger pace of economic recovery, the Federal Reserve also decided to continue expanding its holdings of securities as announced in the fourth quarter of 2010. In particular, the Federal Reserve is maintaining its existing policy of reinvesting principal payments from its securities holdings and intends to purchase $600 billion of longer-term Treasury securities by the end of the second quarter of 2011. The Federal Reserve downplayed recent commodity pressures as transitory, while noting that it would be monitoring inflation developments carefully.
Financial performance of JPMorgan Chase

	Three months ended March 31,
(in millions, except per share data and ratios)	2011	2010	Change

Selected income statement data
Total net revenue	$25,221	$27,671	(9)%
Total noninterest expense	15,995	16,124	(1)
Pre-provision profit	9,226	11,547	(20)
Provision for credit losses	1,169	7,010	(83)
Net income	5,555	3,326	67

Diluted earnings per share	1.28	0.74	73
Return on common equity	13%	8%

Capital ratios
Tier 1 capital	12.3	11.5
Tier 1 common	10.0	9.1

Business overview
JPMorgan Chase reported first-quarter 2011 net income of $5.6 billion, or $1.28 per share, on net revenue of $25.2 billion. Net income was up 67%, compared with net income of $3.3 billion, or $0.74 per share, in the first quarter of 2010. Return on common equity for the quarter was 13%, compared with 8% in the prior year. Current-quarter EPS included a $2.0 billion pretax ($0.29 per share after-tax) benefit from a reduction in the allowance for loan losses for credit card loans; a $1.1 billion pretax ($0.16 per share after-tax) decrease in the fair value of the mortgage servicing rights asset to reflect higher estimated servicing costs to enhance servicing processes (for additional information regarding mortgage servicing rights, see Note 16 on pages 149–152 of this Form 10-Q); and a $650 million pretax ($0.10 per share after-tax) expense for estimated costs of foreclosure-related matters.
The increase in net income for the first quarter of 2011 was driven by a significantly lower provision for credit losses, partially offset by lower net revenue. The decrease in the provision for credit losses reflected improvements in both the consumer and wholesale provisions. The decline in net revenue was due to lower net interest income, reflecting a decline in loan and securities balances, lower mortgage fees and related income in Retail Financial Services and lower securities gains in the Corporate/Private Equity segment. These declines were partially offset by higher investment banking fees in the Investment Bank. Noninterest expense was flat compared with the first quarter of 2010, as lower noncompensation expense offset higher compensation expense.

The Firm’s first-quarter results reflected a strong quarter across the Investment Bank and solid performance from Card Services, Commercial Banking, Treasury & Securities Services and Asset Management. Retail Financial Services demonstrated good underlying performance, as the business continued to invest in building branches and adding to its sales force. However, RFS’ results were more than offset by very high expenses for mortgage-related issues, including the provision for credit losses, the impact of increased servicing costs on the fair value of the Firm’s mortgage servicing rights asset, expense for the estimated costs of foreclosure-related matters, and mortgage repurchase losses.
The continued improvement in the credit environment during the first quarter of 2011 benefited all of JPMorgan Chase’s businesses. Delinquency trends in the consumer businesses were favorable, and lower estimated losses in the credit card portfolio resulted in a reduction in the allowance for credit losses in CS. In addition, net charge-offs were lower in most businesses compared with the prior year. Total firmwide credit reserves at March 31, 2011, were $30.4 billion, resulting in a firmwide loan loss coverage ratio of 4.10% of total loans.
JPMorgan Chase’s balance sheet remained strong, ending the first quarter with a Tier 1 Common ratio of 10.0%. In the quarter, the Firm’s Board of Directors increased the annual dividend to $1.00 per share, up from $0.20 per share, and authorized a new $15 billion multi-year common stock repurchase program, of which up to $8.0 billion of common stock repurchases is approved for 2011. The Firm intends to operate its business with the objectives of maintaining a Basel I Tier 1 Common ratio of at least 9.0% and meeting the Basel III requirements substantially ahead of time. Total stockholders’ equity at March 31, 2011, was $180.6 billion.
The Firm provided credit to and raised capital for its clients of over $450 billion during the quarter. These efforts have a meaningful impact on the communities in which the Firm operates. JPMorgan Chase originated mortgages to over 180,000 people; provided credit cards to approximately 2.6 million people; lent or increased credit to over 7,500 small businesses; lent to over 500 not-for-profit and government entities, including states, municipalities, hospitals and universities; extended or increased loan limits to approximately 1,500 middle-market companies; and lent to or raised capital for more than 3,500 corporations. In addition, the Firm added 16,300 employees over the last twelve months, including more than 9,800 in the U.S. JPMorgan Chase remains committed to helping homeowners and preventing foreclosures. Since the beginning of 2009, the Firm has offered 1,098,000 trial modifications to struggling homeowners, with 324,000 modifications completed.
The discussion that follows highlights the performance of each business segment compared with the prior-year quarter and presents results on a managed basis. For more information about managed basis, as well as other non-GAAP financial measures used by management to evaluate the performance of each line of business, see pages 13–15 of this Form 10-Q.
Investment Bank net income decreased slightly from the prior-year record, reflecting higher noninterest expense, slightly lower net revenue and a lower benefit from the provision for credit losses. Net revenue reflected higher investment banking fees, including record debt underwriting fees, and strong client revenues in Fixed Income and Equity Markets. Credit Portfolio revenue was a loss, primarily reflecting the negative net impact of credit-related valuation adjustments, largely offset by net interest income and fees on retained loans. The provision for credit losses was a smaller benefit in the first quarter of 2011 compared with the first quarter of 2010, reflecting a reduction in the allowance for loan losses, primarily as a result of loan sales and net repayments. Noninterest expense increased, driven by higher compensation expense, partially offset by lower noncompensation expense.
Retail Financial Services reported a larger net loss compared with the prior year. Net revenue decreased, driven by lower mortgage fees and related income, lower loan balances due to portfolio runoff, and narrower loan spreads. The provision for credit losses decreased, as delinquency trends and net charge-offs improved compared with the prior year. However, the current-quarter provision continued to reflect elevated losses in the mortgage and home equity portfolios. Noninterest expense increased, due largely to an expense taken for estimated costs of foreclosure-related matters.
Card Services reported net income compared with a net loss in the prior year, as a lower provision for credit losses was partially offset by lower net revenue. The decrease in net revenue was driven by a decline in net interest income, reflecting lower average loan balances, the impact of legislative changes and a decreased level of fees. These decreases were largely offset by a decrease in revenue reversals associated with lower net charge-offs. The provision for credit losses decreased from the prior year, reflecting lower net charge-offs and a reduction in the allowance for loan losses due to lower estimated losses. Noninterest expense increased, due to the transfer of the Commercial Card business to CS from TSS and higher marketing expense. Sales volume, excluding the Commercial Card portfolio, was $77.5 billion, an increase of 12% from the prior year.
Commercial Banking net income increased, driven by a reduction in the provision for credit losses and higher net revenue. The increase in net revenue was driven by growth in liability balances, wider loan spreads, and growth in loan balances, partially offset by spread compression on liability products. The provision for credit losses decreased from the prior year, reflecting stabilization of the credit quality of the loan portfolio. Noninterest expense increased, primarily reflecting higher headcount-related expense.
Treasury & Securities Services net income increased from the prior year, driven by higher net revenue, largely offset by higher noninterest expense. Worldwide Securities Services net revenue increased, driven by net inflows of assets under custody, higher market levels and higher net interest income. Assets under custody were a record $16.6 trillion, an increase of 9% from the prior year. Treasury Services net revenue increased as well, driven by higher net interest income and higher trade loan volumes, offset by the transfer of the Commercial Card business to CS. Noninterest expense for TSS increased, driven by continued investment in new product platforms, primarily related to international expansion, partially offset by the transfer of the Commercial Card business to CS.
Asset Management net income increased from the prior year, reflecting higher net revenue and a lower provision for credit losses, largely offset by higher noninterest expense. The growth in net revenue was driven by the effect of higher market levels, net inflows to products with higher margins and higher loan originations, partially offset by lower performance fees. Assets under supervision increased 12% from the prior year due to the effect of higher market levels and record net inflows to long-term products, partially offset by net outflows in liquidity products. Noninterest expense increased, largely resulting from an increase in headcount.
Corporate/Private Equity net income increased from the prior year, driven by significantly lower noninterest expense. Noninterest expense in the first quarter of 2010 included significant additions to litigation reserves. Private equity gains increased compared with the prior year, while net interest income and securities gains decreased.
2011 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. As noted above, these risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on pages 180-181 and Risk Factors on page 181 of this Form 10-Q.
JPMorgan Chase’s outlook for the remainder of 2011 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory, litigation and legislative developments in the U.S. and other countries where the Firm does business. Each of these linked factors will affect the performance of the Firm and its lines of business. Economic and macroeconomic factors, such as market and credit trends, customer behavior, client business strategies and competition, are all expected to affect the Firm’s businesses.
In the Mortgage Banking, Auto & Other Consumer Lending business within RFS, if mortgage interest rates remain at current levels or rise in the future, management anticipates that loan production and margins will be negatively affected, resulting in lower revenue for this business for full-year 2011 when compared with 2010. In addition, revenue in 2011 will continue to be negatively affected by continued elevated levels of repurchases of mortgages previously sold, predominantly to U.S. government-sponsored entities (“GSEs”). Management estimates that realized repurchase losses could be approximately $1.2 billion on an annualized basis for the remainder of 2011.
The Firm expects noninterest expense in Mortgage Banking, Auto & Other Consumer Lending to remain at the elevated level seen in the first quarter of 2011 (excluding the $650 million expense for foreclosure-related matters) for the remainder of the year reflecting increased servicing costs to enhance its mortgage servicing processes, particularly loan modification and foreclosure procedures, and to comply with the Consent Orders entered into with the banking regulators. (See Note 23 on pages 160–169 of this Form 10-Q for further information about the Consent Orders). In addition to increased noninterest expense resulting from increased servicing costs, it is also likely that the Firm will incur fines and penalties as well as other costs in connection with the settlement of the governmental investigations related to its mortgage servicing procedures.
In the Real Estate Portfolios business within RFS, management believes that, based on the current outlook for delinquencies and loss severity, total quarterly net charge-offs could be approximately $1.2 billion for the remainder of 2011. Given current origination and production levels, combined with management’s current estimate of portfolio runoff levels, the residential real estate portfolio is expected to decline by approximately 10% to 15% annually for the foreseeable future. The annual reduction in the residential real estate portfolio is expected to reduce net interest income in each period, including a reduction of approximately $700 million for full-year 2011 from the 2010 level, assuming no changes in interest rates during the year. However, over time, the reduction in net interest income is expected to be more than offset by an improvement in credit costs and lower expenses. As the portfolio continues to run off, management anticipates that approximately $1.0 billion of capital may become available for redeployment each year, subject to the capital requirements associated with the remaining portfolio.
In CS, management expects end-of-period outstandings for the Chase portfolio (excluding the Washington Mutual and Commercial Card portfolios) to stabilize in the second half of 2011, and that outstandings for such portfolio will be approximately $120 billion by the end of 2011, reflecting a better mix of customers. However, if current high repayment rates persist, outstandings could be lower than $120 billion by the end of 2011. Management estimates that the Washington Mutual portfolio could decline to $10 billion by the end of 2011.
The annual impact of the portfolio runoff will result in an approximately $1.4 billion reduction in net interest income from the 2010 level. Net interest income for 2011 will also be reduced by the full-year impact from implementation of the CARD Act. In addition, if higher repayment rates persist, as noted above, net interest income could also be negatively affected.
Net charge-off rates for both the Chase and Washington Mutual credit card portfolios are anticipated to continue to improve. If current delinquency trends continue, management anticipates the net charge-off rate for the Chase portfolio (excluding the Washington Mutual and Commercial Card portfolios) could be approximately 5.5% for the second quarter of 2011. Furthermore, if current delinquency trends continue, management believes the net charge-off rate for the Chase portfolio could approach 4.5% by the middle of 2012, which management believes represents the “through-the-cycle” net charge off rate for this portfolio.
Management expectations related to future RFS and CS results depend on the health of the U.S. economic environment. Although the positive economic data seen in early 2011 seemed to imply that the U.S. economy is not falling back into recession, high unemployment rates and the difficult housing market have been persistent. Further declines in U.S. housing prices and increases in the unemployment rate remain possible; were this to occur, currently anticipated results for both RFS and CS could be adversely affected.
In IB, TSS and AM, revenue will be affected by market levels, volumes and volatility, which will influence client flows and assets under management, supervision and custody. In addition, IB and CB results will be affected by the credit environment, which will influence levels of charge-offs, repayments and provision for credit losses.
In Private Equity, within the Corporate/Private Equity segment, earnings will likely continue to be volatile and be influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues. Corporate’s net interest income levels will generally trend with the size and duration of the investment securities portfolio. Corporate net income, excluding Private Equity, and excluding material litigation expense and significant nonrecurring items, if any, is anticipated to trend toward approximately $300 million per quarter.
Furthermore, continued repositioning of the investment securities portfolio in Corporate, changes in the mix of loans within the consumer loan portfolio and other factors could result in modest downward pressure on the Firm’s net interest margin in the second quarter of 2011.
The Firm faces litigation in its various roles as issuer and/or underwriter in mortgage-backed securities (“MBS”) offerings, primarily related to offerings involving third parties other than the GSEs. The Firm separately evaluates its exposure to such litigation in establishing its litigation reserves. It is possible that these matters will take a number of years to resolve; their ultimate resolution is inherently uncertain and reserves for such litigation matters may need to be increased in the future.
Regarding regulatory reform, JPMorgan Chase intends to continue to work with its regulators as they proceed with the extensive rulemaking required to implement financial reform. The Firm will continue to devote substantial resources to achieving implementation of regulatory reforms to meet all the new rules and regulations, both in letter and spirit. The Firm expects to make numerous changes in its business as it implements regulatory reforms in ways that meet the needs and expectations of its customers. In February 2011, the FDIC issued, pursuant to the Dodd-Frank Act, a final rule changing its methodology for calculating the assessment rate. Under the new rule, the assessment base changes from domestic deposits to average consolidated total assets less average tangible equity. These changes became effective on April 1, 2011, and, based on the Firm’s understanding of the final rule, are expected to result in an aggregate annualized increase of approximately $500 million in the assessments that the Firm’s bank subsidiaries pay to the deposit insurance fund.
Management and the Firm’s Board of Directors continually evaluate ways to deploy the Firm’s strong capital base in order to enhance shareholder value. Such alternatives could include the repurchase of common stock, increasing the common stock dividend and pursuing alternative investment opportunities. During the first quarter of 2011, the Firm increased its quarterly dividend to $0.25 per share, an increase of $0.20 per share from the prior-quarter level. The Firm expects to return to a payout ratio of approximately 30% of normalized earnings over time.
In addition, the Board authorized a new $15 billion, multi-year repurchase program for its common stock, of which up to $8.0 billion is approved for 2011. The Firm expects to utilize the repurchase program to, at a minimum, essentially repurchase the same amount of shares that it issues for employee stock-based incentive awards. Beyond this, the Firm intends to repurchase common stock only when it is generating capital in excess of what is needed to fund its organic growth and when, in management’s judgment, such repurchases provide excellent value to the Firm’s existing shareholders. Management and the Board will continue to assess and make decisions regarding alternatives for deploying capital, as appropriate, over the course of the year. Any planned future dividend increases over the current level, or planned use of the repurchase program over the repurchases approved for 2011, will be reviewed by the Firm with its banking regulators before taking action.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2011 and 2010. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 86–89 of this Form 10-Q and pages 149–154 of JPMorgan Chase’s 2010 Annual Report.
Revenue

	Three months ended March 31,
(in millions)	2011	2010	Change

Investment banking fees	$1,793	$1,461	23%
Principal transactions	4,745	4,548	4
Lending- and deposit-related fees	1,546	1,646	(6)
Asset management, administration and commissions	3,606	3,265	10
Securities gains	102	610	(83)
Mortgage fees and related income	(487)	658	NM
Credit card income	1,437	1,361	6
Other income	574	412	39

Noninterest revenue	13,316	13,961	(5)
Net interest income	11,905	13,710	(13)

Total net revenue	$25,221	$27,671	(9)%

Total net revenue for the first quarter of 2011 was $25.2 billion, down by $2.5 billion, or 9%, from the first quarter of 2010. Results were driven by lower net interest income, mortgage fees and related income in RFS, and securities gains in Corporate/Private Equity. These declines were partially offset by higher investment banking fees in IB.
Investment banking fees included record debt underwriting fees and higher advisory fees, related to stronger industry-wide loan syndication and M&A volumes compared with the prior year; these were partially offset by lower equity underwriting fees. For additional information on investment banking fees, which are primarily recorded in IB, see IB segment results on pages 16–19 of this Form 10-Q.
Principal transactions revenue, which consists of revenue from trading and private equity investing activities, increased compared with the first quarter of 2010, driven by higher private equity gains, as a result of continued improvement in market conditions related to certain portfolio investments. Trading revenue, although lower than the record level of the prior year, reflected strong client revenue in IB. For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 16–19 and 38–39, respectively, and Note 6 on page 113 of this Form 10-Q.
Lending- and deposit-related fees decreased, reflecting lower deposit-related fees in RFS associated, in part, with legislation on non-sufficient funds and overdraft fees. For additional information on lending- and deposit-related fees, which are mostly recorded in RFS, CB, TSS and IB, see RFS on pages 20–27, CB on pages 30–31, TSS on pages 32–34 and IB segment results on pages 16–19 of this Form 10-Q.
Asset management, administration and commissions revenue increased from the first quarter of 2010. The increase largely reflected higher asset management fees in AM, driven by the effect of higher market levels and net inflows to products with higher margins, partially offset by lower performance fees. Also contributing to the increase were higher administration fees in TSS, reflecting net inflows of assets under custody and the effects of higher market levels; and higher Equity Markets-related commissions revenue in IB. For additional information on these fees and commissions, see the segment discussions for AM on pages 34–37 and TSS on pages 32–34 of this Form 10-Q.
Securities gains decreased from the first quarter of 2010, due to a lower volume of securities sales in the Firm’s investment portfolio. For additional information on securities gains, which are mostly recorded in the Firm’s Corporate segment, see the Corporate/Private Equity segment discussion on pages 38–39 of this Form 10-Q.
Mortgage fees and related income decreased compared with the first quarter of 2010, driven by an MSR risk management loss; this loss reflected a $1.1 billion decrease in the fair value of the MSR asset related to the estimated impact of higher servicing costs to enhance servicing processes, particularly loan modification and foreclosure procedures, and costs to comply with Consent Orders entered into with banking regulators. An increase in production revenue, driven by higher mortgage origination volumes and wider margins, partially offset the decline. For additional information on mortgage fees and related income, which is recorded primarily in RFS, see RFS’s Mortgage Banking, Auto & Other Consumer

Lending discussion on pages 23–25 of this Form 10-Q. For additional information on repurchase losses, see the repurchase liability discussion on pages 46–48 and Note 21 on pages 156–159 of this Form 10-Q.
Credit card income increased in the first quarter of 2011, largely reflecting higher customer charge volume on debit and credit cards. For additional information on credit card income, see the CS and RFS segment results on pages 28–30, and pages 20–27, respectively, of this Form 10-Q.
Other income increased compared with the first quarter of 2010, driven by valuation adjustments on certain assets in IB, as well as higher auto operating lease income in RFS, as a result of growth in lease volume.
Net interest income decreased in the first quarter of 2011 compared with the prior year. The decrease was driven by lower yields on securities and lower average securities balances in Corporate, resulting from investment portfolio repositioning; lower average loan balances, primarily in CS and RFS, reflecting the expected runoff of credit card balances and residential real estate loans; and lower fees on credit card receivables, reflecting the impact of legislative changes. The decrease was offset partially by lower revenue reversals associated with lower credit card charge-offs, and higher deposit balances. The Firm’s average interest-earning assets were $1.7 trillion in the first quarter of 2011, and the net yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.89%, a decrease of 43 basis points from the first quarter of 2010. For further information on the impact of the legislative changes on the Consolidated Statements of Income, see CS discussion on Credit Card Legislation on page 79 of JPMorgan Chase’s 2010 Annual Report.

Provision for credit losses	Three months ended March 31,
(in millions)	2011	2010	Change

Wholesale	$(386)	$(236)	(64)%
Consumer, excluding credit card	1,329	3,734	(64)
Credit card	226	3,512	(94)

Total consumer	1,555	7,246	(79)

Total provision for credit losses	$1,169	$7,010	(83)%

The provision for credit losses decreased compared with the first quarter of 2010, due to a decrease in both the consumer and wholesale provisions. The consumer, excluding credit card, provision was down from the prior year, driven by the absence of additions to the allowance for loan losses and lower net charge-offs. The credit card provision was down from the prior year, driven primarily by improved delinquency trends and a reduction in the allowance for loan losses as a result of lower estimated losses. The wholesale provision reflected a higher benefit compared with the prior year, primarily reflecting continued improvement in the credit environment from the prior year. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see the segment discussions for RFS on pages 20–27, CS on pages 28–30, IB on pages 16–19 and CB on pages 30–31, and the Allowance for credit losses section on pages 79–81 of this Form 10-Q.
Noninterest expense

	Three months ended March 31,
(in millions)	2011	2010	Change

Compensation expense	$8,263	$7,276	14%
Noncompensation expense:
Occupancy	978	869	13
Technology, communications and equipment	1,200	1,137	6
Professional and outside services	1,735	1,575	10
Marketing	659	583	13
Other(a)(b)	2,943	4,441	(34)
Amortization of intangibles	217	243	(11)

Total noncompensation expense	7,732	8,848	(13)

Total noninterest expense	$15,995	$16,124	(1)%

(a)	Included litigation expense of $1.1 billion and $2.9 billion for the three months ended March 31, 2011 and 2010, respectively.

(b)	Included foreclosed property expense of $210 million and $303 million for the three months ended March 31, 2011 and 2010, respectively.
Total noninterest expense for the first quarter of 2011 was $16.0 billion, down slightly from $16.1 billion in the first quarter of 2010. A decrease in noncompensation expense, largely due to lower additions to litigation reserves in the first quarter of 2011, offset the increase in compensation expense.

Compensation expense increased from the prior year, predominantly due to higher salary and benefits expense in support of on-going initiatives in IB, as well as additions for sales force and default-related employees in RFS, and front office staff in AM.
The aforementioned decrease in noncompensation expense from the first quarter of 2010 was predominantly related to a net decline in mortgage-related litigation expense (Corporate and IB decreased, partially offset by an increase in RFS). The following items in noncompensation expense were higher in the first quarter of 2011: other expense for the estimated costs of foreclosure-related matters in RFS; professional services expense, due to continued investments in new product platforms in the businesses, including those related to international expansion; occupancy expense, largely reflecting a net increase in charges for excess real estate and higher depreciation expense; marketing expense in CS; and all other expense, reflecting additional operating expense related to business activity in IB. For a further discussion of litigation expense, see the Litigation reserve discussion in Note 23 on pages 160–169 of this Form 10-Q. For a discussion of amortization of intangibles, refer to the Balance Sheet Analysis on pages 41–43, and Note 16 on pages 149–152 of this Form 10-Q.
Income tax expense

	Three months ended March 31,
(in millions, except rate)	2011	2010

Income before income tax expense	$8,057	$4,537
Income tax expense	2,502	1,211
Effective tax rate	31.1%	26.7%

The increase in the effective tax rate compared with the prior year was primarily the result of higher reported pretax income and changes in the mix of income subject to U.S. federal and state and local taxes, as well as significantly lower tax benefits recognized upon the resolution of tax audits. These factors were partially offset by deferred tax benefits associated with state and local income taxes. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 86–89 of this Form 10-Q.
EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 90–93 of this Form 10-Q. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results and the results of the lines of business on a “managed” basis, which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the business segments) on a FTE basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits is presented in the managed results on a basis comparable to taxable securities and investments. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the lines of business.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31, 2011
		Fully
	Reported	tax-equivalent	Managed
(in millions, except per share and ratios)	results	adjustments	basis

Revenue
Investment banking fees	$1,793	$—	$1,793
Principal transactions	4,745	—	4,745
Lending–and deposit–related fees	1,546	—	1,546
Asset management, administration and commissions	3,606	—	3,606
Securities gains	102	—	102
Mortgage fees and related income	(487)	—	(487)
Credit card income	1,437	—	1,437
Other income	574	451	1,025

Noninterest revenue	13,316	451	13,767
Net interest income	11,905	119	12,024

Total net revenue	25,221	570	25,791
Noninterest expense	15,995	—	15,995

Pre-provision profit	9,226	570	9,796
Provision for credit losses	1,169	—	1,169

Income before income tax expense	8,057	570	8,627
Income tax expense	2,502	570	3,072

Net income	$5,555	$—	$5,555

Diluted earnings per share	$1.28	$—	$1.28
Return on assets	1.07%	NM	1.07%
Overhead ratio	63	NM	62

	Three months ended March 31, 2010
		Fully
	Reported	tax-equivalent	Managed
(in millions, except per share and ratios)	results	adjustments	basis

Revenue
Investment banking fees	$1,461	$—	$1,461
Principal transactions	4,548	—	4,548
Lending–and deposit–related fees	1,646	—	1,646
Asset management, administration and commissions	3,265	—	3,265
Securities gains	610	—	610
Mortgage fees and related income	658	—	658
Credit card income	1,361	—	1,361
Other income	412	411	823

Noninterest revenue	13,961	411	14,372
Net interest income	13,710	90	13,800

Total net revenue	27,671	501	28,172
Noninterest expense	16,124	—	16,124

Pre-provision profit	11,547	501	12,048
Provision for credit losses	7,010	—	7,010

Income before income tax expense	4,537	501	5,038
Income tax expense	1,211	501	1,712

Net income	$3,326	$—	$3,326

Diluted earnings per share	$0.74	$—	$0.74
Return on assets	0.66%	NM	0.66%
Overhead ratio	58	NM	57

Average tangible common equity

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2011	2010	2010	2010	2010

Common stockholders’ equity	$169,415	$166,812	$163,962	$159,069	$156,094
Less: Goodwill	48,846	48,831	48,745	48,348	48,542
Less: Certain identifiable intangible assets	3,928	4,054	4,094	4,265	4,307
Add: Deferred tax liabilities(a)	2,595	2,621	2,620	2,564	2,541

Tangible common equity (TCE)	$119,236	$116,548	$113,743	$109,020	$105,786

(a)	Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in non-taxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding home lending purchased credit-impaired loans. For a further discussion of this credit metric, see Allowance for credit losses on pages 79–81 of this Form 10-Q.
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
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. For a further discussion of those methodologies, see Business Segment Results — Description of business segment reporting methodology on pages 67–68 of JPMorgan Chase’s 2010 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2011, capital allocated to CS was reduced and that of TSS was increased. For further information about these capital changes, see Line of business equity on pages 52–53 of this Form 10-Q.
Segment Results – Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

Three months ended
March 31,	Total net revenue			Noninterest expense			Pre-provision profit
(in millions, except ratios)	2011	2010	Change	2011	2010	Change	2011	2010	Change

Investment Bank(b)	$8,233	$8,319	(1)%	$5,016	$4,838	4%	$3,217	$3,481	(8)%
Retail Financial Services	6,275	7,776	(19)	5,262	4,242	24	1,013	3,534	(71)
Card Services	3,982	4,447	(10)	1,555	1,402	11	2,427	3,045	(20)
Commercial Banking	1,516	1,416	7	563	539	4	953	877	9
Treasury & Securities Services	1,840	1,756	5	1,377	1,325	4	463	431	7
Asset Management	2,406	2,131	13	1,660	1,442	15	746	689	8
Corporate/Private Equity(b)	1,539	2,327	(34)	562	2,336	(76)	977	(9)	NM

Total	$25,791	$28,172	(8)%	$15,995	$16,124	(1)%	$9,796	$12,048	(19)%

Three months ended							Return
March 31,	Provision for credit losses			Net income/(loss)			on equity
(in millions, except ratios)	2011	2010	Change	2011	2010	Change	2011	2010

Investment Bank(b)	$(429)	$(462)	7%	$2,370	$2,471	(4)%	24%	25%
Retail Financial Services	1,326	3,733	(64)	(208)	(131)	(59)	(3)	(2)
Card Services	226	3,512	(94)	1,343	(303)	NM	42	(8)
Commercial Banking	47	214	(78)	546	390	40	28	20
Treasury & Securities Services	4	(39)	NM	316	279	13	18	17
Asset Management	5	35	(86)	466	392	19	29	24
Corporate/Private Equity(b)	(10)	17	NM	722	228	217	NM	NM

Total	$1,169	$7,010	(83)%	$5,555	$3,326	67%	13%	8%

(a)	Represents reported results on a tax-equivalent basis.

(b)	Corporate/Private Equity includes an adjustment to offset IB’s inclusion of a credit allocation income/(expense) to TSS in total net revenue; TSS reports the credit allocation as a separate line on its income statement (not within total net revenue).

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 69—71 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 4 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2011	2010	Change

Revenue
Investment banking fees	$1,779	$1,446	23%
Principal transactions	3,398	3,931	(14)
Lending- and deposit-related fees	214	202	6
Asset management, administration and commissions	619	563	10
All other income(a)	166	49	239

Noninterest revenue	6,176	6,191	—
Net interest income	2,057	2,128	(3)

Total net revenue(b)	8,233	8,319	(1)
Provision for credit losses	(429)	(462)	7
Noninterest expense
Compensation expense	3,294	2,928	13
Noncompensation expense	1,722	1,910	(10)

Total noninterest expense	5,016	4,838	4

Income before income tax expense	3,646	3,943	(8)
Income tax expense	1,276	1,472	(13)

Net income	$2,370	$2,471	(4)

Financial ratios
Return on common equity	24%	25%
Return on assets	1.18	1.48
Overhead ratio	61	58
Compensation expense as a percentage of total net revenue	40	35

Revenue by business
Investment banking fees:
Advisory	$429	$305	41
Equity underwriting	379	413	(8)
Debt underwriting	971	728	33

Total investment banking fees	1,779	1,446	23
Fixed income markets(c)	5,238	5,464	(4)
Equity markets(d)	1,406	1,462	(4)
Credit portfolio(a)(e)	(190)	(53)	(258)

Total net revenue	$8,233	$8,319	(1)

(a)	IB manages credit exposures related to Global Corporate Bank (“GCB”) on behalf of IB and TSS. Effective January 1, 2011, IB and TSS will share the economics related to the Firm’s GCB clients. IB recognizes this sharing agreement within all other income. The prior-year period reflected the reimbursement from TSS for a portion of the total costs of managing the credit portfolio on behalf of TSS.

(b)	Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments as well as tax-exempt income from municipal bond investments of $438 million and $403 million for the quarters ended March 31, 2011 and 2010, respectively.

(c)	Fixed income markets primarily include revenue related to market-making across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets.

(d)	Equities markets primarily include revenue related to market-making across global equity products, including cash instruments, derivatives, convertibles and Prime Services.

(e)	Credit portfolio revenue includes net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm’s lending and derivative activities. See pages 59—81 of the Credit Risk Management section of this Form 10-Q for further discussion.

Quarterly results
Net income was $2.4 billion, down 4% from the prior-year record, reflecting higher noninterest expense, slightly lower net revenue and a lower benefit from the provision for credit losses.
Net revenue was $8.2 billion, compared with $8.3 billion in the prior year. Investment banking fees were $1.8 billion, up 23% from the prior year; these consisted of record debt underwriting fees of $971 million (up 33%), equity underwriting fees of $379 million (down 8%), and advisory fees of $429 million (up 41%). Fixed Income and Equity Markets revenue was $6.6 billion, compared with $6.9 billion in the prior year, reflecting strong client revenues. Credit Portfolio revenue was a loss of $190 million, primarily reflecting the negative net impact of credit-related valuation adjustments largely offset by net interest income and fees on retained loans.
The provision for credit losses was a benefit of $429 million, compared with a benefit of $462 million in the prior year. The current-quarter benefit primarily reflected a reduction in the allowance for loan losses, primarily related to loan sales and net repayments. The ratio of the allowance for loan losses to end-of-period loans retained was 2.52%, compared with 4.91% in the prior year, driven by the improved quality of the loan portfolio. Net charge-offs were $123 million, compared with net charge-offs of $697 million in the prior year.
Noninterest expense was $5.0 billion, up 4% from the prior year driven by higher compensation expense, partially offset by lower noncompensation expense.
ROE was 24% on $40.0 billion of allocated capital.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratios)	2011	2010	Change

Selected balance sheet data (period-end)
Loans:
Loans retained(a)	$52,712	$53,010	(1)%
Loans held-for-sale and loans at fair value	5,070	3,594	41

Total loans	57,782	56,604	2
Equity	40,000	40,000	—

Selected balance sheet data (average)
Total assets	$815,828	$676,122	21
Trading assets—debt and equity instruments	368,956	284,085	30
Trading assets—derivative receivables	67,462	66,151	2
Loans:
Loans retained(a)	53,370	58,501	(9)
Loans held-for-sale and loans at fair value	3,835	3,150	22

Total loans	57,205	61,651	(7)
Adjusted assets(b)	611,038	506,635	21
Equity	40,000	40,000	—

Headcount	26,494	24,977	6

Credit data and quality statistics
Net charge-offs	$123	$697	(82)
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(c)	2,388	2,459	(3)
Nonaccrual loans held-for-sale and loans at fair value	259	282	(8)

Total nonperforming loans	2,647	2,741	(3)
Derivative receivables	21	363	(94)
Assets acquired in loan satisfactions	73	185	(61)

Total nonperforming assets	2,741	3,289	(17)
Allowance for credit losses:
Allowance for loan losses	1,330	2,601	(49)
Allowance for lending-related commitments	424	482	(12)

Total allowance for credit losses	1,754	3,083	(43)
Net charge-off rate(a)(d)	0.93%	4.83%
Allowance for loan losses to period-end loans retained(a)(d)	2.52	4.91
Allowance for loan losses to nonaccrual loans retained(a)(c)(d)	56	106
Nonaccrual loans to period-end loans	4.58	4.84

Market risk—average trading and credit portfolio VaR — 95% confidence level
Trading activities:
Fixed income	$49	$69	(29)
Foreign exchange	11	13	(15)
Equities	29	24	21
Commodities and other	13	15	(13)
Diversification(e)	(38)	(49)	22

Total trading VaR(f)	64	72	(11)
Credit portfolio VaR(g)	26	19	37
Diversification(e)	(7)	(9)	22

Total trading and credit portfolio VaR	$83	$82	1

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans held-for-sale and loans at fair value.

(b)	Adjusted assets, a non-GAAP financial measure, equals total assets minus: (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of consolidated variable interest entities (“VIEs”); (3) cash and securities segregated and on deposit for regulatory and other purposes; (4) goodwill and intangibles; (5) securities received as collateral. The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company’s capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

(c)	Allowance for loan losses of $567 million and $811 million were held against these nonaccrual loans at March 31, 2011 and 2010, respectively.

(d)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.

(e)	Average value-at-risk (“VaR”) was less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(f)	Trading VaR includes substantially all trading activities in IB, including the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See VaR discussion on pages 81–84 and the DVA Sensitivity table on page 84 of this Form 10-Q for further details.

(g)	Credit portfolio VaR includes the derivative credit valuation adjustments (“CVA”), hedges of the CVA and mark-to-market (“MTM”) hedges of the retained loan portfolio, which are all reported in principal transactions revenue. This VaR does not include the retained loan portfolio, which is not MTM.
According to Dealogic, for the first three months of 2011, the Firm was ranked #1 in Investment Banking fees generated based on revenue, and #1 in Global Announced M&A; #1 in Global Syndicated Loans; #3 in Global Debt, Equity and Equity-related; #3 in Global Long-Term Debt; and #7 in Global Equity and Equity-related, based on volume.

	Three months ended March 31, 2011		Full-year 2010
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings

Global investment banking fees(b)	8.6%	#1	7.6%	#1
Debt, equity and equity-related
Global	6.6	3	7.2	1
U.S.	11.8	1	11.1	1
Syndicated loans
Global	12.3	1	8.5	1
U.S.	24.5	1	19.3	2
Long-term debt(c)
Global	6.7	3	7.2	2
U.S.	11.8	1	10.9	2
Equity and equity-related
Global(d)	5.7	7	7.3	3
U.S.	9.5	4	12.6	2
Announced M&A(e)
Global	26.8	1	16.3	3
U.S.	44.5	1	23.0	3

(a)	Source: Dealogic. Global Investment Banking fees reflects ranking of fees and market share. Remainder of rankings reflects transaction volume rank and market share.

(b)	Global IB fees exclude money market, short-term debt and shelf deals.

(c)	Long-term debt tables include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities; and exclude money market, short-term debt, and U.S. municipal securities.

(d)	Equity and equity-related rankings include rights offerings and Chinese A-Shares.

(e)	Global announced M&A is based on transaction value at announcement; all other rankings are based on transaction proceeds, with full credit to each book manager/equal if joint. Because of joint assignments, market share of all participants will add up to more than 100%. M&A for year-to-date 2011 and full-year 2010 reflects the removal of any withdrawn transactions. U.S. announced M&A represents any U.S. involvement ranking.

International metrics	Three months ended March 31,
(in millions)	2011	2010	Change

Total net revenue:(a)
Asia/Pacific	$1,122	$988	14%
Latin America/Caribbean	327	310	5
Europe/Middle East/Africa	2,592	2,875	(10)
North America	4,192	4,146	1

Total net revenue	$8,233	$8,319	(1)

Loans (period-end): (b)
Asia/Pacific	$5,472	$6,195	(12)
Latin America/Caribbean	2,190	2,035	8
Europe/Middle East/Africa	14,059	12,510	12
North America	30,991	32,270	(4)

Total loans	$52,712	$53,010	(1)

(a)	Regional revenues are based primarily on the domicile of the client and/or location of the trading desk.

(b)	Includes retained loans based on the domicile of the customer. Excludes loans held-for-sale and loans at fair value.

RETAIL FINANCIAL SERVICES
For a discussion of the business profile of RFS, see pages 72-78 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 4 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2011	2010	Change

Revenue
Lending- and deposit-related fees	$746	$841	(11)%
Asset management, administration and commissions	487	452	8
Mortgage fees and related income	(489)	655	NM
Credit card income	537	450	19
Other income	364	354	3

Noninterest revenue	1,645	2,752	(40)
Net interest income	4,630	5,024	(8)

Total net revenue(a)	6,275	7,776	(19)

Provision for credit losses	1,326	3,733	(64)

Noninterest expense
Compensation expense	1,971	1,770	11
Noncompensation expense	3,231	2,402	35
Amortization of intangibles	60	70	(14)

Total noninterest expense	5,262	4,242	24

Income/(loss) before income tax expense/(benefit)	(313)	(199)	(57)
Income tax expense/(benefit)	(105)	(68)	(54)

Net income/(loss)	$(208)	$(131)	(59)

Financial ratios
Return on common equity	(3)%	(2)%
Overhead ratio	84	55
Overhead ratio excluding core deposit intangibles(b)	83	54

(a)	Total net revenue included tax-equivalent adjustments associated with tax-exempt loans to municipalities and other qualified entities of $3 million and $5 million for the three months ended March 31, 2011 and 2010, respectively.

(b)	RFS uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excluded Retail Banking’s CDI amortization expense related to prior business combination transactions of $60 million and $70 million for the three months ended March 31, 2011 and 2010, respectively.
Quarterly results
Retail Financial Services reported a net loss of $208 million, compared with a net loss of $131 million in the prior year.
Net revenue was $6.3 billion, a decrease of $1.5 billion, or 19%, compared with the prior year. Net interest income was $4.6 billion, down by $394 million, or 8%, reflecting the impact of lower loan balances due to portfolio runoff and narrower loan spreads. Noninterest revenue was $1.6 billion, down by $1.1 billion, or 40%, driven by lower mortgage fees and related income.
The provision for credit losses was $1.3 billion, a decrease of $2.4 billion from the prior year. While delinquency trends and net charge-offs improved compared with the prior year, the current-quarter provision continued to reflect elevated losses in the mortgage and home equity portfolios. See page 71 of this Form 10-Q for the net charge-off amounts and rates. To date, no charge-offs have been recorded on PCI loans.
Noninterest expense was $5.3 billion, an increase of $1.0 billion, or 24%, from the prior year.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratios)	2011	2010	Change

Selected balance sheet data (period-end)
Assets	$355,394	$382,475	(7)%
Loans:
Loans retained	308,827	339,002	(9)
Loans held-for-sale and loans at fair value(a)	12,234	11,296	8

Total loans	321,061	350,298	(8)
Deposits	380,494	362,470	5
Equity	28,000	28,000	—

Selected balance sheet data (average)
Assets	$364,266	$393,867	(8)
Loans:
Loans retained	312,543	342,997	(9)
Loans held-for-sale and loans at fair value(a)	17,519	17,055	3

Total loans	330,062	360,052	(8)
Deposits	372,634	356,934	4
Equity	28,000	28,000	—

Headcount	123,550	112,616	10

Credit data and quality statistics
Net charge-offs	$1,326	$2,438	(46)
Nonaccrual loans:
Nonaccrual loans retained	8,499	10,769	(21)
Nonaccrual loans held-for-sale and loans at fair value	150	217	(31)

Total nonaccrual loans(b)(c)(d)	8,649	10,986	(21)
Nonperforming assets(b)(c)(d)	9,905	12,191	(19)
Allowance for loan losses	16,453	16,200	2
Net charge-off rate(e)	1.72%	2.88%
Net charge-off rate excluding PCI loans(e)(f)	2.23	3.76
Allowance for loan losses to ending loans retained(e)	5.33	4.78
Allowance for loan losses to ending loans retained excluding PCI loans(e)(f)	4.84	5.16
Allowance for loan losses to nonaccrual loans retained(b)(e)(f)	135	124
Nonaccrual loans to total loans	2.69	3.14
Nonaccrual loans to total loans excluding PCI loans(b)	3.46	4.05

(a)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $12.0 billion and $8.4 billion at March 31, 2011 and 2010, respectively. Average balances of these loans totaled $17.4 billion and $14.2 billion for the three months ended March 31, 2011 and 2010, respectively.

(b)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of the individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(c)	Certain of these loans are classified as trading assets on the Consolidated Balance Sheets.

(d)	At March 31, 2011 and 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.8 billion and $10.5 billion, respectively, that are accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $2.3 billion and $707 million, respectively; and (3) student loans that are 90 days or more past due and still accruing, which are insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”), of $615 million and $581 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

(f)	Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $4.9 billion and $2.8 billion was recorded for these loans at March 31, 2011 and 2010, respectively, which was also excluded from the applicable ratios. To date, no charge-offs have been recorded for these loans.

RETAIL BANKING

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2011	2010	Change

Noninterest revenue	$1,756	$1,702	3%
Net interest income	2,659	2,635	1

Total net revenue	4,415	4,337	2
Provision for credit losses	119	191	(38)
Noninterest expense	2,802	2,577	9

Income before income tax expense	1,494	1,569	(5)

Net income	$891	$898	(1)

Overhead ratio	63%	59%
Overhead ratio excluding core deposit intangibles(a)	62	58

(a)	Retail Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excluded Retail Banking’s CDI amortization expense related to prior business combination transactions of $60 million and $70 million for the three months ended March 31, 2011 and 2010, respectively.
Quarterly results
Retail Banking reported net income of $891 million, flat compared with the prior year. Net revenue was $4.4 billion, up 2% from the prior year. The increase was driven by higher debit card and investment sales revenue, largely offset by lower deposit-related fees. Retail Banking net charge-offs were $119 million, compared with $191 million in the prior year. Noninterest expense was $2.8 billion, up 9% from the prior year, resulting from sales force increases and new branch builds.

Selected metrics	Three months ended March 31,
(in billions, except ratios and where otherwise noted)	2011	2010	Change

Business metrics

Business banking origination volume (in millions)	$1,425	$905	57%
End-of-period loans owned	17.0	16.8	1
End-of-period deposits:
Checking	$137.4	$123.8	11
Savings	176.3	163.4	8
Time and other	44.0	53.2	(17)

Total end-of-period deposits	357.7	340.4	5
Average loans owned	$16.9	$16.9	—
Average deposits:
Checking	$132.0	$119.7	10
Savings	171.1	158.6	8
Time and other	45.0	55.6	(19)

Total average deposits	348.1	333.9	4
Deposit margin	2.92%	3.02%
Average assets	$28.7	$28.9	(1)

Credit data and quality statistics (in millions, except ratio)
Net charge-offs	$119	$191	(38)
Net charge-off rate	2.86%	4.58%
Nonperforming assets	$822	$872	(6)

Retail branch business metrics
Investment sales volume (in millions)	$6,584	$5,956	11

Number of:
Branches	5,292	5,155	3
ATMs	16,265	15,549	5
Personal bankers	21,875	19,003	15
Sales specialists	7,336	6,315	16
Active online customers (in thousands)	18,318	16,208	13
Checking accounts (in thousands)	26,622	25,830	3

MORTGAGE BANKING, AUTO & OTHER CONSUMER LENDING

Selected income statement data	Three months ended March 31,
(in millions, except ratio)	2011	2010	Change

Noninterest revenue	$(119)	$1,018	NM
Net interest income	815	893	(9)%

Total net revenue	696	1,911	(64)
Provision for credit losses	131	217	(40)
Noninterest expense	2,105	1,246	69

Income/(loss) before income tax expense/(benefit)	(1,540)	448	NM

Net income/(loss)	$(937)	$257	NM

Overhead ratio	302%	65%

Quarterly results
Mortgage Banking, Auto & Other Consumer Lending reported a net loss of $937 million, compared with net income of $257 million in the prior year.
Net revenue was $696 million, a decrease of $1.2 billion, or 64%, from the prior year. Mortgage Banking net revenue was a loss of $114 million, compared with net revenue of $962 million in the prior year. Auto & Other Consumer Lending net revenue was $810 million, down by $139 million, predominantly as a result of the discontinuation of tax refund anticipation lending.
Mortgage Banking net revenue in the first quarter of 2011 included $271 million of net interest income and $104 million of other noninterest revenue, offset by a loss of $489 million for mortgage fees and related income. Mortgage fees and related income comprised $259 million of net production revenue, $489 million of servicing operating revenue and a $1.2 billion MSR risk management loss. Production revenue, excluding repurchase losses, was $679 million, an increase of $246 million, reflecting higher mortgage origination volumes and wider margins. Total production revenue was reduced by $420 million of repurchase losses, compared with repurchase losses of $432 million in the prior year. Servicing operating revenue declined 3% from the prior year. MSR risk management revenue declined by $1.4 billion from the prior year, reflecting a $1.1 billion decrease in the fair value of the MSR asset related to the estimated impact of higher servicing costs to enhance servicing processes.
The provision for credit losses, predominantly related to the student and auto loan portfolios, was $131 million, compared with $217 million in the prior year. Auto loan net charge-offs were $47 million, compared with $102 million in the prior year. Student loan and other net charge-offs were $80 million, compared with $64 million in the prior year.
Noninterest expense was $2.1 billion, up by $859 million, or 69%, from the prior year, driven by $650 million recorded for estimated costs of foreclosure-related matters, as well as an increase in default-related expense for the serviced portfolio.

Selected metrics	Three months ended March 31,
(in billions, except ratios and where otherwise noted)	2011	2010	Change

Business metrics
End-of-period loans owned:
Auto	$47.4	$47.4	—%
Prime mortgage, including option ARMs(a)	14.1	13.7	3
Student and other	14.3	17.4	(18)

Total end-of-period loans owned	75.8	78.5	(3)

Average loans owned:
Auto	$47.7	$46.9	2
Prime mortgage, including option ARMs (a)	14.0	12.5	12
Student and other	14.4	18.4	(22)

Total average loans owned(b)	76.1	77.8	(2)

Selected metrics	Three months ended March 31,
(in billions, except ratios and where otherwise noted)	2011	2010	Change

Credit data and quality statistics (in millions, except ratios)
Net charge-offs:
Auto	$47	$102	(54)%
Prime mortgage, including option ARMs	4	6	(33)
Student and other	80	64	25

Total net charge-offs	131	172	(24)

Net charge-off rate:
Auto	0.40%	0.88%
Prime mortgage, including option ARMs	0.12	0.20
Student and other	2.25	1.64

Total net charge-off rate(b)	0.70	0.93

30+ day delinquency rate(c)(d)(e)	1.59	1.52
Nonperforming assets (in millions)(f)	$931	$1,006	(7)

Origination volume:
Mortgage origination volume by channel
Retail	$21.0	$11.4	84
Wholesale(g)	0.2	0.4	(50)
Correspondent(g)	13.5	16.0	(16)
CNT (negotiated transactions)	1.5	3.9	(62)

Total mortgage origination volume	36.2	31.7	14

Student	0.1	1.6	(94)
Auto	4.8	6.3	(24)

Application volume:
Mortgage application volume by channel
Retail	$31.3	$20.3	54
Wholesale(g)	0.3	0.8	(63)
Correspondent(g)	13.6	18.2	(25)

Total mortgage application volume	$45.2	$39.3	15

Average mortgage loans held-for-sale and loans at fair value(h)	$17.5	$14.5	21
Average assets	128.4	124.8	3
Repurchase reserve (ending)	3.2	1.6	100
Third-party mortgage loans serviced (ending)	955.0	1,075.0	(11)
Third-party mortgage loans serviced (average)	958.7	1,076.4	(11)
MSR net carrying value (ending)	13.1	15.5	(15)
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	1.37%	1.44%
Ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average)	0.45	0.42
MSR revenue multiple(i)	3.04x	3.43x

Supplemental mortgage fees and related income details
(in millions)

Net production revenue:
Production revenue	$679	$433	57
Repurchase losses	(420)	(432)	3

Net production revenue	259	1	NM

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,052	1,107	(5)
Other changes in MSR asset fair value	(563)	(605)	7

Total operating revenue	489	502	(3)
Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model	(751)	(96)	NM
Derivative valuation adjustments and other	(486)	248	NM

Total risk management	(1,237)	152	NM

Total net mortgage servicing revenue	(748)	654	NM

Mortgage fees and related income	$(489)	$655	NM

(a)	Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Repurchase liability on pages 46–48 of this Form 10-Q.

(b)	For the three months ended March 31, 2011 and 2010, total average loans owned included loans held-for-sale of $133 million and $2.9 billion, respectively. These amounts were excluded when calculating the net charge-off rate.

(c)	At March 31, 2011 and 2010, total end-of-period loans owned included loans held-for-sale of $188 million and $2.9 billion, respectively. These amounts were excluded when calculating the 30+ day delinquency rate.

(d)	At March 31, 2011 and 2010, excluded mortgage loans insured by U.S. government agencies of $10.4 billion and $11.2 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(e)	At March 31, 2011 and 2010, excluded loans that are 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $1.0 billion and $965 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(f)	At March 31, 2011 and 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.8 billion and $10.5 billion, respectively, that are accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $2.3 billion and $707 million, respectively; and (3) student loans that are 90 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $615 million and $581 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(g)	Includes rural housing loans sourced through brokers and correspondents, which are underwritten under U.S. Department of Agriculture guidelines.

(h)	Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. Average balances of these loans totaled $17.4 billion and $14.2 billion for the three months ended March 31, 2011 and 2010, respectively.

(i)	Represents the ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending) divided by the ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average).
REAL ESTATE PORTFOLIOS

Selected income statement data	Three months ended March 31,
(in millions, except ratio)	2011	2010	Change

Noninterest revenue	$8	$32	(75)%
Net interest income	1,156	1,496	(23)

Total net revenue	1,164	1,528	(24)

Provision for credit losses	1,076	3,325	(68)
Noninterest expense	355	419	(15)

Income/(loss) before income tax expense/(benefit)	(267)	(2,216)	88

Net income/(loss)	$(162)	$(1,286)	87

Overhead ratio	30%	27%

Quarterly results
Real Estate Portfolios reported a net loss of $162 million, compared with a net loss of $1.3 billion in the prior year. The improvement was driven by a lower provision for credit losses.
Net revenue was $1.2 billion, down by $364 million, or 24%, from the prior year. The decrease was driven by a decline in net interest income as a result of lower loan balances due to portfolio runoff, and narrower loan spreads.
The provision for credit losses was $1.1 billion, compared with $3.3 billion in the prior year. The current-quarter provision reflected a $1.0 billion reduction in net charge-offs driven by improved delinquency trends. Also, the prior-year provision included an addition to the allowance for loan losses of $1.2 billion for the Washington Mutual PCI portfolios.
Noninterest expense was $355 million, down by $64 million, or 15%, from the prior year, reflecting a decrease in foreclosed asset expense.

Selected metrics	Three months ended March 31,
(in billions)	2011	2010	Change

Loans excluding PCI loans(a)
End-of-period loans owned:
Home equity	$85.3	$97.7	(13)%
Prime mortgage, including option ARMs	48.5	55.4	(12)
Subprime mortgage	10.8	13.2	(18)
Other	0.8	1.0	(20)

Total end-of-period loans owned	$145.4	$167.3	(13)

Average loans owned:
Home equity	$86.9	$99.5	(13)
Prime mortgage, including option ARMs	49.3	56.6	(13)
Subprime mortgage	11.1	13.8	(20)
Other	0.8	1.1	(27)

Total average loans owned	$148.1	$171.0	(13)

PCI loans(a)
End-of-period loans owned:
Home equity	$24.0	$26.0	(8)
Prime mortgage	16.7	19.2	(13)
Subprime mortgage	5.3	5.8	(9)
Option ARMs	24.8	28.3	(12)

Total end-of-period loans owned	$70.8	$79.3	(11)

Average loans owned:
Home equity	$24.2	$26.2	(8)
Prime mortgage	17.0	19.5	(13)
Subprime mortgage	5.3	5.9	(10)
Option ARMs	25.1	28.6	(12)

Total average loans owned	$71.6	$80.2	(11)

Total Real Estate Portfolios
End-of-period loans owned:
Home equity	$109.3	$123.7	(12)
Prime mortgage, including option ARMs	90.0	102.9	(13)
Subprime mortgage	16.1	19.0	(15)
Other	0.8	1.0	(20)

Total end-of-period loans owned	$216.2	$246.6	(12)

Average loans owned:
Home equity	$111.1	$125.7	(12)
Prime mortgage, including option ARMs	91.4	104.7	(13)
Subprime mortgage	16.4	19.7	(17)
Other	0.8	1.1	(27)

Total average loans owned	$219.7	$251.2	(13)

Average assets	$207.2	$240.2	(14)
Home equity origination volume	0.2	0.3	(33)

(a)	PCI loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase’s acquisition date. These loans were initially recorded at fair value and accrete interest income over the estimated lives of the loans as long as cash flows are reasonably estimable, even if the underlying loans are contractually past due.
Included within Real Estate Portfolios are PCI loans that the Firm acquired in the Washington Mutual transaction. For PCI loans, the excess of the undiscounted gross cash flows expected to be collected over the carrying value of the loans (the “accretable yield”) is accreted into interest income at a level rate of return over the expected life of the loans.
The net spread between the PCI loans and the related liabilities are expected to be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and for certain changes in the accretable yield percentage (e.g., from extended loan liquidation periods and from prepayments). As of March 31, 2011, the remaining weighted-average life of the PCI loan portfolio is expected to be 6.9 years. For further information, see Note 13, PCI loans, on pages 134—136 of this Form 10-Q. The loan balances are expected to decline more rapidly in the earlier years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.

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

Credit data and quality statistics	Three months ended March 31,
(in millions, except ratios)	2011	2010	Change

Net charge-offs excluding PCI loans(a):
Home equity	$720	$1,126	(36)%
Prime mortgage, including option ARMs	161	476	(66)
Subprime mortgage	186	457	(59)
Other	9	16	(44)

Total net charge-offs	$1,076	$2,075	(48)

Net charge-off rate excluding PCI loans(a):
Home equity	3.36%	4.59%
Prime mortgage, including option ARMs	1.32	3.41
Subprime mortgage	6.80	13.43
Other	4.56	5.90
Total net charge-off rate excluding PCI loans	2.95	4.92

Net charge-off rate — reported:
Home equity	2.63%	3.63%
Prime mortgage, including option ARMs	0.71	1.84
Subprime mortgage	4.60	9.41
Other	4.56	5.90
Total net charge-off rate — reported	1.99	3.35

30+ day delinquency rate excluding PCI loans(b)	6.22%	7.28%
Allowance for loan losses	$14,659	$14,127	4
Nonperforming assets(c)	8,152	10,313	(21)
Allowance for loan losses to ending loans retained	6.78%	5.73%
Allowance for loan losses to ending loans retained excluding PCI loans(a)	6.68	6.76

(a)	Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management’s estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $4.9 billion and $2.8 billion was recorded for these loans at March 31, 2011 and 2010, respectively, which was also excluded from the applicable ratios. To date, no charge-offs have been recorded for these loans.

(b)	At March 31, 2011 and 2010, the delinquency rate for PCI loans was 27.36% and 28.49%, respectively.

(c)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of the individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

CARD SERVICES
For a discussion of the business profile of CS, see pages 79—81 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 4 of this Form 10-Q.

Selected income statement data(a)	Three months ended March 31,
(in millions, except ratios)	2011	2010	Change

Revenue
Credit card income	$898	$813	10%
All other income(b)	(116)	(55)	(111)

Noninterest revenue	782	758	3
Net interest income	3,200	3,689	(13)

Total net revenue	3,982	4,447	(10)

Provision for credit losses	226	3,512	(94)

Noninterest expense
Compensation expense	364	330	10
Noncompensation expense	1,085	949	14
Amortization of intangibles	106	123	(14)

Total noninterest expense	1,555	1,402	11

Income/(loss) before income tax expense/(benefit)	2,201	(467)	NM
Income tax expense/(benefit)	858	(164)	NM

Net income/(loss)	$1,343	$(303)	NM

Financial ratios(a)
Return on common equity	42%	(8)%
Overhead ratio	39	32

(a)	Effective January 1, 2011, the commercial card business that was previously in TSS was transferred to CS. There is no material impact on the financial data; the prior period was not revised. The commercial card portfolio is excluded from business metrics and supplemental information where noted.

(b)	Includes the impact of revenue sharing agreements with other JPMorgan Chase business segments.
Quarterly results
Net income was $1.3 billion, compared with a net loss of $303 million in the prior year. The improved results were driven by a lower provision for credit losses, partially offset by lower net revenue.
End-of-period loans were $128.8 billion, a decrease of $20.5 billion, or 14%, from the prior year. Average loans were $132.5 billion, a decrease of $23.3 billion, or 15%, from the prior year. The declines in both end-of-period and average loans were consistent with expected portfolio runoff.
Net revenue was $4.0 billion, a decrease of $465 million, or 10%, from the prior year. Net interest income was $3.2 billion, down by $489 million, or 13%. The decrease in net interest income was driven by lower average loan balances, the impact of legislative changes and a decreased level of fees. These decreases were largely offset by lower revenue reversals associated with lower charge-offs. Noninterest revenue was $782 million, an increase of $24 million, or 3%. The increase was driven by the transfer of the Commercial Card business to CS from TSS in the first quarter of 2011 and higher net interchange income, partially offset by lower revenue from fee-based products.
The provision for credit losses was $226 million, compared with $3.5 billion in the prior year. The current-quarter provision reflected lower net charge-offs and a reduction of $2.0 billion to the allowance for loan losses due to lower estimated losses. The prior-year provision included a reduction of $1.0 billion to the allowance for loan losses. Excluding the Washington Mutual and Commercial Card portfolios, the net charge-off rate1 was 6.20%, down from 10.54% in the prior year; and the 30-day delinquency rate1 was 3.25%, down from 4.99% in the prior year. Including the Washington Mutual and Commercial Card portfolios, the net charge-off rate was 6.97% (6.81% including loans held-for-sale), down from 11.75% in the prior year; the 30-day delinquency rate was 3.57% (3.55% including loans held-for-sale), down from 5.62% in the prior year.
Noninterest expense was $1.6 billion, an increase of $153 million, or 11%, due to the transfer of the Commercial Card business and higher marketing expense.
1.	Includes loans held-for-sale, which are non-GAAP financial measures, to provide more meaningful measures that enable comparability with the prior period.

Selected metrics	Three months ended March 31,
(in millions, except headcount, ratios and where otherwise noted)	2011	2010	Change

Financial ratios(a)
Percentage of average loans:
Net interest income	9.79%	9.60%
Provision for credit losses	0.69	9.14
Noninterest revenue	2.39	1.97
Risk adjusted margin(b)	11.49	2.43
Noninterest expense	4.76	3.65
Pretax income/(loss) (“ROO”)	6.73	(1.22)
Net income/(loss)	4.11	(0.79)

Business metrics, excluding Commercial Card(a)
Sales volume (in billions)	$77.5	$69.4	12%
New accounts opened	2.6	2.5	4
Open accounts	91.9	88.9	3

Merchant acquiring business
Bank card volume (in billions)	$125.7	$108.0	16
Total transactions (in billions)	5.6	4.7	19

Selected balance sheet data (period-end)(a)
Loans(c)	$128,803	$149,260	(14)
Equity	13,000	15,000	(13)

Selected balance sheet data (average)(a)
Total assets	$138,113	$156,968	(12)
Loans(d)	132,537	155,790	(15)
Equity	13,000	15,000	(13)

Headcount(e)	21,774	22,478	(3)

Credit quality statistics — retained(a)
Net charge-offs	$2,226	$4,512	(51)
Net charge-off rate(d)(f)	6.97%	11.75%
Delinquency rates(c)
30+ day	3.57	5.62
90+ day	1.93	3.15

Allowance for loan losses	$9,041	$16,032	(44)
Allowance for loan losses to period-end loans(c)	7.24%	10.74%

Supplemental information(a)(g)(h)
Chase, excluding Washington Mutual portfolio
Loans (period-end)	$116,395	$132,056	(12)
Average loans	119,411	137,183	(13)
Net interest income(i)	9.09%	8.86%
Risk adjusted margin(b)(i)	10.28	2.43
Net charge-off rate	6.13	10.54
30+ day delinquency rate	3.22	4.99
90+ day delinquency rate	1.71	2.74

Chase, excluding Washington Mutual and Commercial Card portfolios
Loans (period-end)	$115,016	$132,056	(13)
Average loans	118,145	137,183	(14)
Net interest income(i)	9.25%	8.86%
Risk adjusted margin(b)(i)	10.21	2.43
Net charge-off rate	6.20	10.54
30+ day delinquency rate	3.25	4.99
90+ day delinquency rate	1.73	2.74

(a)	Effective January 1, 2011, the commercial card business that was previously in TSS was transferred to CS. There is no material impact on the financial data; the prior period was not revised. The commercial card portfolio is excluded from business metrics and supplemental information where noted.

(b)	Represents total net revenue less provision for credit losses.

(c)	Total period-end loans include loans held-for-sale of $4.0 billion at March 31, 2011. There were no loans held-for-sale at March 31, 2010. No allowance for loan losses was recorded for these loans. Loans held-for-sale are excluded when calculating the allowance for loan losses to period-end loans and delinquency rates. The 30+ day delinquency rate including loans held-for-sale, which is a non-GAAP financial measure, was 3.55% at March 31, 2011. The 90+ day delinquency rate including loans held-for-sale, which is a non-GAAP financial measure, was 1.92% at March 31, 2011.

(d)	Total average loans include loans held-for-sale of $3.0 billion for the quarter ended March 31, 2011. There were no loans held-for-sale for the quarter ended March 31, 2010. This amount is excluded when calculating the net charge-off rate. The net charge-off rate including loans held-for-sale, which is a non-GAAP financial measure, was 6.81% for the quarter ended March 31, 2011.

(e)	The first quarter of 2011 headcount includes 1,274 employees related to the transfer of the commercial card business from TSS to CS.

(f)	Results for the quarter ended March 31, 2010 reflect the impact of fair value accounting adjustments related to the consolidation of the Washington Mutual Master Trust (“WMMT”) in the second quarter of 2009.

(g)	Supplemental information is provided for Chase, excluding Washington Mutual and Commercial Card portfolios and including loans held-for-sale, which are non-GAAP financial measures, to provide more meaningful measures that enable comparability with prior periods.

(h)	For additional information on loan balances, delinquency rates, and net charge-off rates for the Washington Mutual portfolio, see Consumer Credit Portfolio on pages 70—78, and Note 13 on pages 122—138 of this Form 10-Q.

(i)	As a percentage of average loans.
COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 82—83 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 5 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2011	2010	Change

Revenue
Lending- and deposit-related fees	$264	$277	(5)%
Asset management, administration and commissions	35	37	(5)
All other income(a)	203	186	9

Noninterest revenue	502	500	—
Net interest income	1,014	916	11

Total net revenue(b)	1,516	1,416	7

Provision for credit losses	47	214	(78)

Noninterest expense
Compensation expense	223	206	8
Noncompensation expense	332	324	2
Amortization of intangibles	8	9	(11)

Total noninterest expense	563	539	4

Income before income tax expense	906	663	37
Income tax expense	360	273	32

Net income	$546	$390	40

Revenue by product
Lending(c)	$837	$658	27
Treasury services(c)	542	638	(15)
Investment banking	110	105	5
Other	27	15	80

Total Commercial Banking revenue	$1,516	$1,416	7

IB revenue, gross(d)	$309	$311	(1)

Revenue by client segment
Middle Market Banking	$755	$746	1
Commercial Term Lending	286	229	25
Corporate Client Banking(e)	290	263	10
Real Estate Banking	88	100	(12)
Other	97	78	24

Total Commercial Banking revenue	$1,516	$1,416	7

Financial ratios
Return on common equity	28%	20%
Overhead ratio	37	38

(a)	CB client revenue from investment banking products and commercial card transactions is included in all other income.

(b)	Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities as well as tax-exempt income from municipal bond activity of $65 million and $45 million for the three months ended March 31, 2011 and 2010, respectively.

(c)	Effective January 1, 2011, product revenue from commercial card and standby letters of credit transactions is included in lending. For the period ending March 31, 2011, the impact of the change was $107 million. In prior quarters, it was reported in treasury services.

(d)	Represents the total revenue related to investment banking products sold to CB clients.

(e)	Corporate Client Banking was known as Mid-Corporate Banking prior to January 1, 2011.
Quarterly results
Net income was $546 million, an increase of $156 million, or 40%, from the prior year. The increase was driven by a reduction in the provision for credit losses and higher net revenue.
Net revenue was $1.5 billion, up by $100 million, or 7%, from the prior year. Net interest income was $1.0 billion, up by $98 million, or 11%, driven by growth in liability balances, wider loan spreads, and growth in loan balances, partially offset by spread compression on liability products. Noninterest revenue was $502 million, flat compared with the prior year.
Revenue from Middle Market Banking was $755 million, an increase of $9 million, or 1%, from the prior year. Revenue from Commercial Term Lending was $286 million, an increase of $57 million, or 25%. Revenue from Corporate Client Banking (formerly Mid-Corporate Banking) was $290 million, an increase of $27 million, or 10%. Revenue from Real Estate Banking was $88 million, a decrease of $12 million, or 12%.

The provision for credit losses was $47 million, compared with $214 million in the prior year. Net charge-offs were $31 million (0.13% net charge-off rate) and were largely related to commercial real estate; this compared with net charge-offs of $229 million (0.96% net charge-off rate) in the prior year. The allowance for loan losses to end-of-period loans retained was 2.59%, down from 3.15% in the prior year. Nonaccrual loans were $2.0 billion, down by $1.0 billion, or 35%, from the prior year, reflecting decreases in commercial real estate.
Noninterest expense was $563 million, an increase of $24 million, or 4%, from the prior year, primarily reflecting higher headcount-related expense.

Selected metrics	Three months ended March 31,
(in millions, except headcount and ratios)	2011	2010	Change

Selected balance sheet data (period-end):
Loans:
Loans retained	$99,334	$95,435	4%
Loans held-for-sale and loans at fair value	835	294	184

Total loans	100,169	95,729	5
Equity	8,000	8,000	—
Selected balance sheet data (average):
Total assets	$140,400	$133,013	6
Loans:
Loans retained	98,829	96,317	3
Loans held-for-sale and loans at fair value	756	297	155

Total loans	99,585	96,614	3
Liability balances	156,200	133,142	17
Equity	8,000	8,000	—
Average loans by client segment:
Middle Market Banking	$38,207	$33,919	13
Commercial Term Lending	37,810	36,057	5
Corporate Client Banking(a)	12,374	12,258	1
Real Estate Banking	7,607	10,438	(27)
Other	3,587	3,942	(9)

Total Commercial Banking loans	$99,585	$96,614	3

Headcount	4,941	4,701	5

Credit data and quality statistics:
Net charge-offs	$31	$229	(86)
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained	1,925	2,947	(35)
Nonaccrual loans held-for-sale and loans at fair value	30	49	(39)

Total nonaccrual loans	1,955	2,996	(35)
Assets acquired in loan satisfactions	179	190	(6)

Total nonperforming assets	2,134	3,186	(33)
Allowance for credit losses:
Allowance for loan losses(b)	2,577	3,007	(14)
Allowance for lending-related commitments	206	359	(43)

Total allowance for credit losses	2,783	3,366	(17)
Net charge-off rate	0.13%	0.96%
Allowance for loan losses to period-end loans retained	2.59	3.15
Allowance for loan losses to nonaccrual loans retained	134	102
Nonaccrual loans to total period-end loans	1.95	3.13

(a)	Corporate Client Banking was known as Mid-Corporate Banking prior to January 1, 2011.

(b)	Allowance for loan losses of $360 million and $612 million were held against nonaccrual loans retained for the periods ended March 31, 2011 and 2010, respectively.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 84—85 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 5 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except headcount and ratios)	2011	2010	Change

Revenue
Lending— and deposit—related fees	$303	$311	(3)%
Asset management, administration and commissions	695	659	5
All other income	139	176	(21)

Noninterest revenue	1,137	1,146	(1)
Net interest income	703	610	15

Total net revenue	1,840	1,756	5

Provision for credit losses	4	(39)	NM
Credit allocation income/(expense)(a)	27	(30)	NM

Noninterest expense
Compensation expense	715	657	9
Noncompensation expense	647	650	—
Amortization of intangibles	15	18	(17)

Total noninterest expense	1,377	1,325	4

Income before income tax expense	486	440	10
Income tax expense	170	161	6

Net income	$316	$279	13

Revenue by business
Treasury Services	$891	$882	1
Worldwide Securities Services	949	874	9

Total net revenue	$1,840	$1,756	5

Revenue by geographic region(b)
Asia/Pacific	$276	$219	26
Latin America/Caribbean	76	45	69
Europe/Middle East/Africa	630	569	11
North America	858	923	(7)

Total net revenue	$1,840	$1,756	5

Trade finance loans by geographic region (period-end)(b)
Asia/Pacific	$14,607	$7,679	90
Latin America/Caribbean	4,014	2,881	39
Europe/Middle East/Africa	5,794	2,163	168
North America	1,084	996	9

Total trade finance loans	$25,499	$13,719	86

Financial ratios
Return on common equity	18%	17%
Overhead ratio	75	75
Pretax margin ratio	26	25

Selected balance sheet data (period-end)
Loans(c)	$31,020	$24,066	29
Equity	7,000	6,500	8

Selected balance sheet data (average)
Total assets	$47,873	$38,273	25
Loans(c)	29,290	19,578	50
Liability balances	265,720	247,905	7
Equity	7,000	6,500	8

Headcount	28,040	27,223	3

(a)	IB manages credit exposures related to the GCB on behalf of IB and TSS. Effective January 1, 2011, IB and TSS will share the economics related to the Firm’s GCB clients. Included within this allocation are net revenues, provision for credit losses, as well as expenses. The prior-year period reflected a reimbursement to IB for a portion of the total costs of managing the credit portfolio. IB recognizes this credit allocation as a component of all other income.

(b)	Revenue and trade finance loans are based on TSS management’s view of the domicile of clients.

(c)	Loan balances include trade finance loans, wholesale overdrafts and commercial card. Effective January 1, 2011, the commercial card loan portfolio (of approximately $1.2 billion) that was previously in TSS was transferred to CS. There is no material impact on the financial data; the prior-year period was not revised.

Quarterly results
Net income was $316 million, an increase of $37 million, or 13%, from the prior year.
Net revenue was $1.8 billion, an increase of $84 million, or 5%, from the prior year. Worldwide Securities Services net revenue was $949 million, an increase of $75 million, or 9%. The increase was driven by net inflows of assets under custody, higher market levels and higher net interest income. Treasury Services net revenue was $891 million, an increase of $9 million, or 1%. The increase was driven by higher net interest income and higher international trade loan volumes, offset by the transfer of the Commercial Card business to CS in the first quarter of 2011.
TSS generated firmwide net revenue of $2.4 billion, including $1.5 billion by Treasury Services; of that amount, $891 million was recorded in Treasury Services, $542 million in Commercial Banking and $63 million in other lines of business. The remaining $949 million of firmwide net revenue was recorded in Worldwide Securities Services.
Noninterest expense was $1.4 billion, an increase of $52 million, or 4%, from the prior year. The increase was mainly driven by continued investment in new product platforms, primarily related to international expansion, partially offset by the transfer of the Commercial Card business to Card Services.
Results for the current quarter include a $27 million pretax benefit related to the allocation between IB and TSS associated with credit extended to GCB clients. IB manages credit exposures related to the GCB on behalf of IB and TSS. Effective January 1, 2011, IB and TSS will share the economics related to the Firm’s GCB clients.

Selected metrics	Three months ended March 31,
(in millions, except ratios and where otherwise noted)	2011	2010	Change

TSS firmwide disclosures
Treasury Services revenue – reported	$891	$882	1%
Treasury Services revenue reported in CB(a)	542	638	(15)
Treasury Services revenue reported in other lines of business	63	56	13

Treasury Services firmwide revenue(b)	1,496	1,576	(5)
Worldwide Securities Services revenue	949	874	9

Treasury & Securities Services firmwide revenue(b)	$2,445	$2,450	—

Treasury Services firmwide liability balances (average)(c)	$339,240	$305,105	11
Treasury & Securities Services firmwide liability balances (average)(c)	421,920	381,047	11

TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(a)(d)	56%	55%
Treasury & Securities Services firmwide overhead ratio(a)(d)	67	65

Firmwide business metrics
Assets under custody (in billions)	$16,619	$15,283	9

Number of:
U.S.$ ACH transactions originated	992	949	5
Total U.S.$ clearing volume (in thousands)	30,971	28,669	8
International electronic funds transfer volume (in thousands)(e)	60,942	55,754	9
Wholesale check volume	532	478	11
Wholesale cards issued (in thousands)(f)	23,170	27,352	(15)

Credit data and quality statistics
Net charge-offs	$—	$—	—
Nonaccrual loans	11	14	(21)
Allowance for credit losses:
Allowance for loan losses	69	57	21
Allowance for lending-related commitments	48	76	(37)

Total allowance for credit losses	117	133	(12)

Net charge-off rate	—%	—%
Allowance for loan losses to period-end loans	0.22	0.24
Allowance for loan losses to nonaccrual loans	NM	407
Nonaccrual loans to period-end loans	0.04	0.06

(a)	Effective January 1, 2011, certain CB revenues were excluded in the TS firmwide metrics; they are instead directly captured within CB’s lending revenue by product. For the three months ended March 31, 2011, the impact of this change was $107 million. For the three months ended March 31, 2010, these revenues were included in CB’s treasury services revenue by product.

(b)	TSS firmwide revenue includes foreign exchange (“FX”) revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB. However, some of the FX revenue associated with TSS customers who are FX customers of IB is not included in TS and TSS firmwide revenue. The total FX revenue generated was $160 million and $137 million for the three months ended March 31, 2011 and 2010, respectively.

(c)	Firmwide liability balances include liability balances recorded in CB.

(d)	Overhead ratios have been calculated based on firmwide revenue and TSS and TS expense, respectively, including those allocated to certain other lines of business. FX revenue and expense recorded in IB for TSS-related FX activity are not included in this ratio.

(e)	International electronic funds transfer includes non-U.S. dollar Automated Clearing House (“ACH”) and clearing volume.

(f)	Wholesale cards issued and outstanding include U.S. domestic commercial, stored value, prepaid and government electronic benefit card products. Effective January 1, 2011, the commercial card business was transferred from TSS to CS.
ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 86–88 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 5 of this Form 10-Q.

Selected income statement data	Three months ended March 31,
(in millions, except ratios)	2011	2010	Change

Revenue
Asset management, administration and commissions	$1,707	$1,508	13%
All other income	313	266	18

Noninterest revenue	2,020	1,774	14
Net interest income	386	357	8

Total net revenue	2,406	2,131	13

Provision for credit losses	5	35	(86)

Noninterest expense
Compensation expense	1,039	910	14
Noncompensation expense	599	514	17
Amortization of intangibles	22	18	22

Total noninterest expense	1,660	1,442	15

Income before income tax expense	741	654	13
Income tax expense	275	262	5

Net income	$466	$392	19

Revenue by client segment
Private Banking(a)	$1,317	$1,150	15
Institutional	549	544	1
Retail	540	437	24

Total net revenue	$2,406	$2,131	13

Financial ratios
Return on common equity	29%	24%
Overhead ratio	69	68
Pretax margin ratio	31	31

(a)	Private Banking is a combination of the previously disclosed client segments: Private Bank, Private Wealth Management and JPMorgan Securities.
Quarterly results
Net income was $466 million, an increase of $74 million, or 19%, from the prior year. These results reflected higher net revenue and a lower provision for credit losses, largely offset by higher noninterest expense.
Net revenue was $2.4 billion, an increase of $275 million, or 13%, from the prior year. Noninterest revenue was $2.0 billion, up by $246 million, or 14%, due to the effect of higher market levels, net inflows to products with higher margins and higher loan originations, partially offset by lower performance fees. Net interest income was $386 million, up by $29 million, or 8%, due to higher deposit and loan balances, partially offset by narrower deposit spreads.
Revenue from Private Banking was $1.3 billion, up 15% from the prior year. Revenue from Institutional was $549 million, up 1%. Revenue from Retail was $540 million, up 24%.
The provision for credit losses was $5 million, compared with $35 million in the prior year.
Noninterest expense was $1.7 billion, an increase of $218 million, or 15%, from the prior year, largely resulting from an increase in headcount.

Business metrics	Three months ended March 31,
(in millions, except headcount, ranking data, and where otherwise noted)	2011	2010	Change

Number of:
Client advisors(a)	2,288	1,998	15%
Retirement planning services participants (in thousands)	1,604	1,651	(3)
JPMorgan Securities brokers	431	391	10

% of customer assets in 4 & 5 Star Funds(b)	46%	43%	7
% of AUM in 1st and 2nd quartiles(c)
1 year	57%	55%	4
3 years	70%	67%	4
5 years	77%	77%	—

Selected balance sheet data (period-end)
Loans	$46,454	$37,088	25
Equity	6,500	6,500	—

Selected balance sheet data (average)
Total assets	$68,918	$62,525	10
Loans	44,948	36,602	23
Deposits	95,250	80,662	18
Equity	6,500	6,500	—

Headcount	17,203	15,321	12

Credit data and quality statistics
Net charge-offs	$11	$28	(61)
Nonaccrual loans	254	475	(47)
Allowance for credit losses:
Allowance for loan losses	257	261	(2)
Allowance for lending-related commitments	4	13	(69)

Total allowance for credit losses	261	274	(5)

Net charge-off rate	0.10%	0.31%
Allowance for loan losses to period-end loans	0.55	0.70
Allowance for loan losses to nonaccrual loans	101	55
Nonaccrual loans to period-end loans	0.55	1.28

(a)	Effective January 1, 2011, the methodology used to determine client advisors was revised. The prior period has been revised.

(b)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

Assets under supervision
Assets under supervision were $1.9 trillion, an increase of $201 billion, or 12%, from the prior year. Assets under management were $1.3 trillion, an increase of $111 billion, or 9%. Both increases were due to the effect of higher market levels and record net inflows to long-term products, partially offset by net outflows in liquidity products. Custody, brokerage, administration and deposit balances were $578 billion, up by $90 billion, or 18%, due to the effect of higher market levels and custody and brokerage inflows.

ASSETS UNDER SUPERVISION(a) (in billions)
As of or for the quarter ended March 31,	2011	2010

Assets by asset class
Liquidity	$490	$521
Fixed income	305	246
Equities and multi-asset	421	355
Alternatives	114	97

Total assets under management	1,330	1,219
Custody/brokerage/administration/deposits	578	488

Total assets under supervision	$1,908	$1,707

Assets by client segment

Private Banking(b)	$293	$268
Institutional	696	669
Retail	341	282

Total assets under management	$1,330	$1,219

Private Banking(b)	$773	$666
Institutional	697	670
Retail	438	371

Total assets under supervision	$1,908	$1,707

Mutual fund assets by asset class
Liquidity	$436	$470
Fixed income	99	76
Equities and multi-asset	173	150
Alternatives	8	9

Total mutual fund assets	$716	$705

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm had a 40% and 42% ownership at March 31, 2011 and 2010, respectively.

(b)	Private Banking is a combination of the previously disclosed client segments: Private Bank, Private Wealth Management and JPMorgan Securities.

	Three months ended March 31,
(in billions)	2011	2010

Assets under management rollforward
Beginning balance, January 1	$1,298	$1,249
Net asset flows:
Liquidity	(9)	(62)
Fixed income	16	16
Equities, multi-asset and alternatives	11	6
Market/performance/other impacts	14	10

Ending balance, March 31	$1,330	$1,219

Assets under supervision rollforward

Beginning balance, January 1	$1,840	$1,701
Net asset flows	31	(10)
Market/performance/other impacts	37	16

Ending balance, March 31	$1,908	$1,707

	Three months ended March 31,
International metrics	2011	2010	Change

Total net revenue: (in millions)(a)
Asia/Pacific	$246	$222	11%
Latin America/Caribbean	165	124	33
Europe/Middle East/Africa	439	385	14
North America	1,556	1,400	11

Total net revenue	$2,406	$2,131	13

Assets under management: (in billions)
Asia/Pacific	$115	$102	13
Latin America/Caribbean	35	26	35
Europe/Middle East/Africa	300	265	13
North America	880	826	7

Total assets under management	$1,330	$1,219	9

Assets under supervision: (in billions)
Asia/Pacific	$155	$131	18
Latin America/Caribbean	88	66	33
Europe/Middle East/Africa	353	310	14
North America	1,312	1,200	9

Total assets under supervision	$1,908	$1,707	12

(a)	Regional revenue is based on the domicile of clients.

CORPORATE / PRIVATE EQUITY
For a discussion of the business profile of Corporate/Private Equity, see pages 89—90 of JPMorgan Chase’s 2010 Annual Report.

Selected income statement data	Three months ended March 31,
(in millions, except headcount)	2011	2010	Change

Revenue
Principal transactions	$1,298	$547	137%
Securities gains	102	610	(83)
All other income	78	124	(37)

Noninterest revenue	1,478	1,281	15
Net interest income(a)	34	1,076	(97)

Total net revenue(b)	1,512	2,357	(36)

Provision for credit losses	(10)	17	NM

Noninterest expense
Compensation expense	657	475	38
Noncompensation expense(c)	1,143	3,041	(62)

Subtotal	1,800	3,516	(49)
Net expense allocated to other businesses	(1,238)	(1,180)	(5)

Total noninterest expense	562	2,336	(76)

Income before income tax expense/(benefit)	960	4	NM
Income tax expense/(benefit)(d)	238	(224)	NM

Net income	$722	$228	217

Total net revenue
Private Equity	$699	$115	NM
Corporate	813	2,242	(64)

Total net revenue	$1,512	$2,357	(36)

Net income
Private Equity	$383	$55	NM
Corporate	339	173	96

Total net income	$722	$228	217

Headcount	20,927	19,307	8

(a)	Net interest income was $34 million for the three months ended March 31, 2011, a decrease of $1.0 billion from the prior year, primarily driven by lower yields and lower average securities balances due to portfolio repositioning.

(b)	Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $64 million and $48 million for the three months ended March 31, 2011 and 2010, respectively.

(c)	Includes litigation expense of $363 million and $2.3 billion for the three months ended March 31, 2011 and 2010, respectively.

(d)	Income tax in the first quarter of 2010 includes significantly higher tax benefits recognized upon the resolution of tax audits.
Quarterly results
Net income was $722 million, compared with net income of $228 million in the prior year.
Private Equity net income was $383 million, compared with $55 million in the prior year. Net revenue was $699 million, an increase of $584 million, driven by gains on sales and net increases in investment valuations. Noninterest expense was $113 million, an increase of $83 million from the prior year.
Corporate reported net income of $339 million, compared with net income of $173 million in the prior year. Net revenue was $813 million, including $102 million of securities gains. Noninterest expense was $449 million, a decrease of $1.9 billion from the prior year; the prior year included significant additions to litigation reserves.
Treasury and Chief Investment Office (“CIO”)

Selected income statement and	Three months ended March 31,
balance sheet data
(in millions)	2011	2010	Change

Securities gains(a)	$102	$610	(83)%
Investment securities portfolio (average)	313,319	330,584	(5)
Investment securities portfolio (ending)	328,013	337,442	(3)
Mortgage loans (average)	11,418	8,162	40
Mortgage loans (ending)	12,171	8,368	45

(a)	Reflects repositioning of the Corporate investment securities portfolio.

For further information on the investment securities portfolio, see Note 3 and Note 11 on pages 94—105 and 116—120, respectively, of this Form 10-Q. For further information on CIO VaR and the Firm’s earnings-at-risk, see the Market Risk Management section on pages 81—84 of this Form 10-Q.

Selected income statement and balance sheet data	Three months ended March 31,
(in millions)	2011	2010	Change

Private equity gains/(losses)
Realized gains	$171	$113	51%
Unrealized gains/(losses)(a)	370	(75)	NM

Total direct investments	541	38	NM
Third-party fund investments	186	98	90

Total private equity gains/(losses)(b)	$727	$136	435

Private equity portfolio information(c)
Direct investments
(in millions)	March 31, 2011	December 31, 2010	Change

Publicly held securities
Carrying value	$731	$875	(16)%
Cost	649	732	(11)
Quoted public value	785	935	(16)

Privately held direct securities
Carrying value	7,212	5,882	23
Cost	7,731	6,887	12

Third-party fund investments(d)
Carrying value	2,179	1,980	10
Cost	2,461	2,404	2

Total private equity portfolio
Carrying value	$10,122	$8,737	16
Cost	$10,841	$10,023	8

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

(c)	For more information on the Firm’s policies regarding the valuation of the private equity portfolio, see Note 3 on pages 170—187 of JPMorgan Chase’s 2010 Annual Report.

(d)	Unfunded commitments to third-party private equity funds were $943 million and $1.0 billion at March 31, 2011, and December 31, 2010, respectively.
The carrying value of the private equity portfolio at March 31, 2011, and December 31, 2010, was $10.1 billion and $8.7 billion, respectively. The increase in the portfolio during the three months ended March 31, 2011, is primarily due to net increases in investment valuations in the portfolio and incremental new investment. The portfolio represented 7.7% and 6.9% of the Firm’s stockholders’ equity less goodwill at March 31, 2011, and December 31, 2010, respectively.

INTERNATIONAL OPERATIONS
During the three months ended March 31, 2011 and 2010, the Firm reported approximately $6.8 billion of revenue derived from clients, customers and counterparties domiciled outside of North America. Of that amount, approximately 66% and 71%, respectively, was derived from Europe/Middle East/Africa (“EMEA”), approximately 26% and 22%, respectively, from Asia/Pacific, and approximately 8% and 7%, respectively, from Latin America/Caribbean.
The Firm is committed to further expanding its wholesale business activities outside the United States, and it intends to add additional client-serving bankers, as well as more product and sales support personnel, to address the needs of the Firm’s clients located in these regions. With a comprehensive and coordinated international business strategy and growth plan, efforts and investments for growth outside the United States will be accelerated and prioritized.
Set forth below are certain key metrics related to the Firm’s wholesale international operations including, for each of EMEA, Asia/Pacific and Latin America/Caribbean, the number of countries in each such region in which it operates, front office headcount, number of clients, revenue and selected balance sheet data. For additional information regarding international operations, see International Operations on page 91, and Note 33 on page 290 of JPMorgan Chase’s 2010 Annual Report.

As of or for the three months ended March 31	EMEA		Asia/Pacific		Latin America/Caribbean
(in millions, except where otherwise noted)	2011	2010	2011	2010	2011	2010

• Revenue	$4,490	$4,760	$1,737	$1,508	$569	$480
• Countries with operations	34	33	16	15	8	8
• Total headcount(a)	16,268	15,552	19,511	16,825	1,253	889
• Front office headcount	5,898	5,346	4,126	3,758	503	365
• Significant clients(b)	944	895	459	398	175	157
• Deposits (average)(c)	$146,559	$140,215	$47,392	$54,002	$2,100	$1,331
• Loans (period end)(d)	30,360	26,640	23,144	16,385	17,745	13,294
• Assets under management (in billions)	300	265	115	102	35	26
• Assets under supervision (in billions)	353	310	155	131	88	66

Note:	Wholesale international operations is comprised of IB, AM, TSS, CB and CIO/Treasury.

(a)	Total headcount includes all employees, including those in service centers, located in the region.

(b)	Significant clients are defined as companies with over $1 million in revenue in the region (excludes private banking clients).

(c)	Deposits are based on booking location.

(d)	Loans outstanding are based predominantly on the domicile of the borrower, and exclude loans held-for-sale and loans carried at fair value.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data (in millions)	March 31, 2011	December 31, 2010

Assets
Cash and due from banks	$23,469	$27,567
Deposits with banks	80,842	21,673
Federal funds sold and securities purchased under resale agreements	217,356	222,554
Securities borrowed	119,000	123,587
Trading assets:
Debt and equity instruments	422,404	409,411
Derivative receivables	78,744	80,481
Securities	334,800	316,336
Loans	685,996	692,927
Allowance for loan losses	(29,750)	(32,266)

Loans, net of allowance for loan losses	656,246	660,661
Accrued interest and accounts receivable	79,236	70,147
Premises and equipment	13,422	13,355
Goodwill	48,856	48,854
Mortgage servicing rights	13,093	13,649
Other intangible assets	3,857	4,039
Other assets	106,836	105,291

Total assets	$2,198,161	$2,117,605

Liabilities
Deposits	$995,829	$930,369
Federal funds purchased and securities loaned or sold under repurchase agreements	285,444	276,644
Commercial paper	46,022	35,363
Other borrowed funds(a)	36,704	34,325
Trading liabilities:
Debt and equity instruments	80,031	76,947
Derivative payables	61,362	69,219
Accounts payable and other liabilities	171,638	170,330
Beneficial interests issued by consolidated VIEs	70,917	77,649
Long-term debt(a)	269,616	270,653

Total liabilities	2,017,563	1,941,499
Stockholders’ equity	180,598	176,106

Total liabilities and stockholders’ equity	$2,198,161	$2,117,605

(a)	Effective January 1, 2011, $23.0 billion of long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation. For additional information, see Note 3 and Note 18 on pages 94–105 and 153, respectively, of this Form 10-Q.
Consolidated Balance Sheets overview
JPMorgan Chase’s assets and liabilities increased from December 31, 2010, largely due to a significant increase in deposit inflows toward the end of the first quarter of 2011. The inflows contributed to higher deposits with banks – in particular, balances due from Federal Reserve Banks. A higher level of securities and commercial paper also contributed to the increase in assets and liabilities. The increase in stockholders’ equity predominantly reflected net income for the three months ended March 31, 2011.
The following is a discussion of the significant changes in the specific line captions of the Consolidated Balance Sheets from December 31, 2010. For a description of the specific line captions discussed below, see pages 92–94 of JPMorgan Chase’s 2010 Annual Report.
Deposits with banks; federal funds sold and securities purchased under resale agreements; and securities borrowed
Deposits with banks increased significantly and reflected a higher level of balances due from Federal Reserve Banks; the increase was largely the result of inflows of short-term wholesale deposits from TSS clients toward the end of March 2011 (see deposits discussion for further details). Securities purchased under resale agreements and securities borrowed decreased, largely in IB, reflecting lower client financing needs. For additional information on the Firm’s Liquidity Risk Management, see pages 53–58 of this Form 10-Q.

Trading assets and liabilities – debt and equity instruments
Trading assets – debt and equity instruments increased, largely driven by growth in customer demand; market activity, including a significant level of new issuances; and rising global indices. Trading liabilities – debt and equity instruments increased, largely due to growth in customer demand, market activity and economic hedging activity. For additional information, refer to Note 3 on pages 94–105 of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
Derivative receivables and payables decreased, largely due to a reduction in foreign exchange derivatives, which declined primarily due to the Japanese yen depreciation relative to the U.S. dollar. Interest rate contracts also decreased as a result of higher interest rate yields during the quarter. These items were partially offset by increases in equity derivatives, as a result of growth in activity in the EMEA and Latin American markets, and commodity derivatives, primarily as a result of higher oil prices. For additional information, refer to Derivative contracts on pages 66–67, and Note 3 and Note 5 on pages 94–105 and 107–113, respectively, of this Form 10-Q.
Securities
Securities increased, largely due to repositioning of the portfolio in Corporate, in response to changes in the interest rate environment. The repositioning increased non-U.S. government debt and mortgage-backed securities, increased corporate debt, and reduced U.S. government agency securities. For information related to securities, refer to the Corporate/Private Equity segment on pages 38–39, and Note 3 and Note 11 on pages 94–105 and 116–120, respectively, of this Form 10-Q.
Loans and allowance for loan losses
Loans decreased, reflecting seasonality and higher repayment rates of credit card loans; runoff of the Washington Mutual credit card portfolio; and lower consumer loans, excluding credit card, predominantly as a result of paydowns and charge-offs in RFS. The decrease was offset partially by an increase in wholesale loans, reflecting growth in client activity. The allowance for loan losses decreased, primarily as a result of lower estimated losses in the credit card loan portfolio, as well as wholesale loan sales. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 59–81, and Notes 3, 4, 13 and 14 on pages 94–105, 105–106, 122–138 and 139–140, respectively, of this Form 10-Q.
Accrued interest and accounts receivable
Accrued interest and accounts receivable increased, reflecting higher customer receivables in IB’s Prime Services business due to growth in client activity.
Mortgage servicing rights
MSRs decreased, due to changes to inputs and assumptions in the MSR valuation model; these changes resulted in a $1.1 billion decrease in the fair value of the MSR asset related to the estimated impact of higher servicing costs to enhance servicing processes, particularly loan modification and foreclosure procedures, and costs to comply with Consent Orders entered into with banking regulators. This decrease was partially offset by increases related to changes in market interest rates during the quarter. For additional information on MSRs, see Note 3 and Note 16 on pages 94–105 and 149–152, respectively, of this Form 10-Q.
Other intangible assets
The decrease in other intangible assets was predominantly due to amortization. For additional information on other intangible assets, see Note 16 on pages 149–152 of this Form 10-Q.
Deposits
Deposits increased, largely as a result of inflows toward the end of March 2011 of short-term wholesale deposits from TSS clients; also contributing were growth in the level of retail deposits, from the combined effect of seasonal factors, such as tax refunds and bonus payments, and general growth in business volumes. For more information on deposits, refer to the RFS and AM segment discussions on pages 20–27 and 34–37, respectively; the Liquidity Risk Management discussion on pages 53–58; and Note 3 and Note 17 on pages 94–105 and 153, respectively, of this Form 10-Q. For more information on wholesale liability balances, which includes deposits, refer to the CB and TSS segment discussions on pages 30–31 and 32–34, respectively, of this Form 10-Q.
Federal funds purchased and securities loaned or sold under repurchase agreements
Securities sold under repurchase agreements increased, due to higher securities financing balances, in connection with repositioning of the securities portfolio in Corporate. For additional information on the Firm’s Liquidity Risk Management, see pages 53–58 of this Form 10-Q.

Commercial paper and other borrowed funds
Commercial paper and other borrowed funds increased, due to growth in the volume of liability balances in sweep accounts, in connection with TSS’s cash management product, and modest incremental short-term borrowing by the Firm under cost-effective terms. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 53–58, and Note 18 on page 153 of this Form 10-Q.
Beneficial interests issued by consolidated VIEs
Beneficial interests decreased, predominantly due to maturities of Firm-sponsored credit card securitization transactions. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Off–Balance Sheet Arrangements and Contractual Cash Obligations below, and Note 15 on pages 141–149 of this Form 10-Q.
Long-term debt
Long-term debt decreased, due to net repayments of long-term borrowings. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 53–58 of this Form 10-Q.
Stockholders’ equity
Total stockholders’ equity increased, predominantly due to net income and net issuances and commitments to issue under the Firm’s employee stock-based compensation plans. The increase was offset by the declaration of cash dividends on common and preferred stock; a net decrease in accumulated other comprehensive income, due primarily to decreased market value on pass-through agency MBS and agency collateralized mortgage obligations, as well as on foreign government debt, partially offset by the narrowing of spreads on collateralized loan obligations and foreign residential MBS; and stock repurchases.

OFF–BALANCE SHEET ARRANGEMENTS
JPMorgan Chase is involved with several types of off–balance sheet arrangements, including through special-purpose entities (“SPEs”), which are a type of VIE, and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion, see Off–Balance Sheet Arrangements and Contractual Cash Obligations on pages 95–101 of JPMorgan Chase’s 2010 Annual Report.
Special-purpose entities
SPEs are the most common type of VIE, used in securitization transactions in order to isolate certain assets and distribute related cash flows to investors. SPEs continue to be an important part of the financial markets, including the mortgage- and ABS and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the Firm’s involvement with SPEs, see Note 15 on pages 141–149 of this Form 10-Q; and Note 1 on pages 164–165 and Note 15 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The aggregate amounts of these liquidity commitments, to both consolidated and nonconsolidated SPEs, were $33.5 billion and $34.2 billion at March 31, 2011, and December 31, 2010, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment or, in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
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

Revenue from VIEs and securitization entities(a)	Three months ended March 31,
(in millions)	2011	2010

Multi-seller conduits	$48	$67
Investor intermediation	15	13
Other securitization entities(b)	412	544

Total	$475	$624

(a)	Includes revenue associated with both consolidated VIEs and significant nonconsolidated VIEs.

(b)	Excludes servicing revenue from loans sold to and securitized by third parties.
Off–balance sheet lending-related financial instruments, guarantees and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Lending-related commitments on page 68 and Note 21 on pages 156–159 of this Form 10-Q; and Lending-related commitments on page 128 and Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report.

The following table presents, as of March 31, 2011, the amounts by contractual maturity of off–balance sheet lending-related financial instruments, guarantees and other commitments. The amounts in the table for credit card and home equity lending-related commitments represent the total available credit to borrowers for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products would be used by borrowers at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property or when there has been a demonstrable decline in the creditworthiness of the borrower. The accompanying table excludes certain guarantees that do not have a contractual maturity date (e.g., loan sale and securitization-related indemnification obligations). For further information, see discussion of Loan sale and securitization-related indemnification obligations in Note 21 on pages 156–159 of this Form 10-Q, and Loan sale and securitization-related indemnification obligations in Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report.
Off–balance sheet lending-related financial instruments, guarantees and other commitments

	March 31, 2011					Dec. 31, 2010
			Due after
		Due after	3 years
By remaining maturity	Due in 1 year	1 year through	through	Due after
(in millions)	or less	3 years	5 years	5 years	Total	Total

Lending-related
Consumer, excluding credit card:
Home equity — senior lien	$697	$3,560	$5,715	$7,434	$17,406	$17,662
Home equity — junior lien	1,407	7,739	10,294	10,706	30,146	30,948
Prime mortgage	745	—	—	—	745	1,266
Subprime mortgage	—	—	—	—	—	—
Auto	5,743	196	1	7	5,947	5,246
Business banking	9,093	367	70	278	9,808	9,702
Student and other	6	5	—	497	508	579

Total consumer, excluding credit card	17,691	11,867	16,080	18,922	64,560	65,403

Credit card	565,813	—	—	—	565,813	547,227

Total consumer	583,504	11,867	16,080	18,922	630,373	612,630

Wholesale:
Other unfunded commitments to extend credit(a)(b)	63,549	96,073	41,657	5,400	206,679	199,859
Standby letters of credit and other financial guarantees(a)(b)(c)(d)	26,233	44,633	20,091	4,404	95,361	94,837
Unused advised lines of credit	39,796	7,412	166	204	47,578	44,720
Other letters of credit(a)(d)	3,575	1,972	395	1	5,943	6,663

Total wholesale	133,153	150,090	62,309	10,009	355,561	346,079

Total lending-related	$716,657	$161,957	$78,389	$28,931	$985,934	$958,709

Other guarantees and commitments
Securities lending guarantees(e)	$200,627	$—	$—	$—	$200,627	$181,717
Derivatives qualifying as guarantees(f)	3,416	606	47,348	35,990	87,360	87,768
Unsettled reverse repurchase and securities borrowing agreements	47,021	—	—	—	47,021	39,927
Other guarantees and commitments(g)	1,475	235	311	4,352	6,373	6,492

(a)	At March 31, 2011, and December 31, 2010, represented the contractual amount net of risk participations totaling $570 million and $542 million, respectively, for other unfunded commitments to extend credit; $22.8 billion and $22.4 billion, respectively, for standby letters of credit and other financial guarantees; and $1.3 billion and $1.1 billion, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)	At March 31, 2011, and December 31, 2010, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $43.9 billion and $43.4 billion, respectively.

(c)	At March 31, 2011, and December 31, 2010, includes unissued standby letters of credit commitments of $41.5 billion and $41.6 billion, respectively.

(d)	At March 31, 2011, and December 31, 2010, JPMorgan Chase held collateral relating to $38.0 billion and $37.8 billion, respectively, of standby letters of credit; and $2.0 billion and $2.1 billion, respectively, of collateral related to other letters of credit.

(e)	At March 31, 2011, and December 31, 2010, collateral held by the Firm in support of securities lending indemnification agreements totaled $203.4 billion and $185.0 billion, respectively. Securities lending collateral comprises primarily cash, and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents the notional amounts of derivative contracts qualifying as guarantees. For further discussion of guarantees, see Note 5 on pages 107–113 and Note 21 on pages 156–159 of this Form 10-Q.

(g)	At March 31, 2011, and December 31, 2010, included unfunded commitments of $943 million and $1.0 billion, respectively, to third-party private equity funds; and $1.3 billion and $1.4 billion, respectively, to other equity investments. These commitments included $885 million and $1.0 billion, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 94–105 of this Form 10-Q. In addition, at both March 31, 2011, and December 31, 2010, included letters of credit hedged by derivative transactions and managed on a market risk basis of $3.8 billion.

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
From 2005 to 2008, excluding Washington Mutual, loans sold to the GSEs subject to certain representations and warranties for which the Firm may be liable were approximately $380 billion; this amount represents the principal amount sold and has not been adjusted for subsequent activity, such as borrower repayments of principal or repurchases completed to date. In addition, from 2005 to 2008, Washington Mutual sold approximately $150 billion of loans to the GSEs subject to certain representations and warranties. Subsequent to the Firm’s acquisition of certain assets and liabilities of Washington Mutual from the FDIC in September 2008, the Firm resolved and/or limited certain current and future repurchase demands for loans sold to the GSEs by Washington Mutual, although it remains the Firm’s position that such obligations remain with the FDIC receivership. For additional information regarding loans sold to the GSEs, see page 98 of JPMorgan Chase’s 2010 Annual Report.
The Firm also sells loans in securitization transactions with Ginnie Mae; these loans are typically insured or guaranteed by a government agency. The Firm, in its role as servicer, may elect to repurchase delinquent loans securitized by Ginnie Mae; however, amounts due under the terms of these repurchased loans continue to be insured and the reimbursement of insured amounts is proceeding normally. Accordingly, the Firm has not recorded any repurchase liability related to these loans.
From 2005 to 2008, the Firm and certain acquired entities made certain loan level representations and warranties in connection with approximately $450 billion of residential mortgage loans that were sold or deposited into private-label securitizations. Of the $450 billion originally sold or deposited (including $165 billion by Washington Mutual, as to which the Firm maintains that certain of the repurchase obligations remain with the FDIC receivership), approximately $185 billion of principal has been repaid (including $65 billion related to Washington Mutual). Approximately $85 billion of the principal has been liquidated (including $30 billion related to Washington Mutual), with an average loss severity of 57%. The remaining outstanding principal balance of these loans (including Washington Mutual) was, as of March 31, 2011, approximately $180 billion of which $65 billion was 60 days or more past due. The remaining outstanding principal balance of loans related to Washington Mutual was approximately $70 billion of which $24 billion were 60 days or more past due. For additional information regarding loans sold to private investors, see page 98 of JPMorgan Chase’s 2010 Annual Report.
To date, loan-level repurchase demands in private-label securitizations have been limited. As a result, the Firm’s repurchase reserve primarily relates to loan sales to the GSEs and is predominantly calculated based on the Firm’s repurchase activity experience with the GSEs. While it is possible that the volume of repurchase demands in private-label securitizations will increase in the future, the Firm cannot offer a reasonable estimate of those future demands based on historical experience to date. To the extent that repurchase demands are received related to loans that the Firm purchased from third parties that remain viable, the Firm typically will have the right to seek a recovery of related repurchase losses from the related third party. Thus far, claims related to private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts) have generally manifested themselves through securities-related litigation. The Firm separately evaluates its exposure to such litigation in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 160–169 of this Form 10-Q.

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
Based on these factors, the Firm has recognized a repurchase liability of $3.5 billion and $3.3 billion as of March 31, 2011, and December 31, 2010, respectively. For further discussion of the repurchase demand process and the approach used by the Firm to estimate the repurchase liability, see Repurchase liability on pages 98–101 of JPMorgan Chase’s 2010 Annual Report.
The following table provides information about outstanding repurchase demands and mortgage insurance rescission notices, excluding those related to Washington Mutual, at each of the past five quarter-end dates.
Outstanding repurchase demands and mortgage insurance rescission notices by counterparty type

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2011	2010	2010	2010	2010

GSEs and other	$1,114	$1,071	$1,063	$1,331	$1,358
Mortgage insurers	677	624	556	998	1,090
Overlapping population(a)	(83)	(63)	(69)	(220)	(232)

Total	$1,708	$1,632	$1,550	$2,109	$2,216

(a)	Because the GSEs may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an unresolved repurchase demand.
The following tables show the trend in repurchase demands and mortgage insurance rescission notices received by loan origination vintage, excluding those related to Washington Mutual, for the past five quarters. While repurchase demands declined in the first quarter of 2011 relative to preceding quarters, the Firm does not believe that this represents a trend; instead, the Firm expects repurchase demands to remain at elevated levels.
Quarterly repurchase demands received by loan origination vintage

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2011	2010	2010	2010	2010

Pre-2005	$15	$38	$31	$35	$16
2005	40	72	67	94	50
2006	137	195	185	234	189
2007	367	537	498	521	403
2008	249	254	191	186	98
Post-2008	94	65	46	53	20

Total repurchase demands received	$902	$1,161	$1,018	$1,123	$776

Quarterly mortgage insurance rescission notices received by loan origination vintage

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2011	2010	2010	2010	2010

Pre-2005	$4	$3	$4	$4	$2
2005	30	7	5	7	18
2006	49	40	39	39	57
2007	125	113	105	155	203
2008	49	49	44	52	60
Post-2008	1	1	—	—	—

Total mortgage insurance rescissions received(a)	$258	$213	$197	$257	$340

(a)	Mortgage insurance rescissions may ultimately result in a repurchase demand from the GSEs on a lagged basis. This table includes mortgage insurance rescissions where the GSEs have also issued a repurchase demand.

Because the Firm has demonstrated an ability to cure certain types of defects more frequently than others (e.g., missing documents), trends in the types of defects identified as well as the Firm’s historical data are considered in estimating the future cure rate. Since the beginning of 2010, the Firm’s overall cure rate, excluding Washington Mutual, has been approximately 50%. While the actual cure rate may vary from quarter to quarter, the Firm expects that the overall cure rate will remain in the 40—50% range for the foreseeable future.
The Firm has not observed a direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss. Therefore, the loss severity assumption is estimated using the Firm’s historical experience and projections regarding home price appreciation. Actual loss severities on finalized repurchases and “make-whole” settlements to date, excluding any related to Washington Mutual, currently average approximately 50%, but may vary from quarter to quarter based on the characteristics of the underlying loans and changes in home prices.
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
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded repurchase liability—including the amount of probable future demands from purchasers (which is in part based on the historical experience), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties—require application of a significant level of management judgment. Estimating the repurchase liability is further complicated by limited and rapidly changing historical data and uncertainty surrounding numerous external factors, including: (i) economic factors (for example, further declines in home prices and changes in borrower behavior may lead to increases in the number of defaults, the severity of losses, or both), and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties, such as the GSEs and mortgage insurers. While the Firm uses the best information available to it in estimating its repurchase liability, the estimation process is inherently uncertain, imprecise and potentially volatile as additional information is obtained and external factors continue to evolve.
The following table summarizes the change in the repurchase liability for each of the periods presented.
Summary of changes in repurchase liability

Three months ended March 31, (in millions)	2011	2010

Repurchase liability at beginning of period	$3,285	$1,705
Realized losses(a)	(231)	(246)
Provision for repurchase losses	420	523

Repurchase liability at end of period	$3,474	$1,982

(a)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expenses. Make-whole settlements were $115 million and $105 million at March 31, 2011 and 2010, respectively.
The following table summarizes the total unpaid principal balance of repurchases during the periods indicated.
Unpaid principal balance of loan repurchases(a)

Three months ended March 31, (in millions)	2011	2010

Ginnie Mae(b)	$1,485	$2,010
GSEs and other(c)(d)	212	322

Total	$1,697	$2,332

(a)	Excludes mortgage insurers. While the rescission of mortgage insurance may ultimately trigger a repurchase demand, the mortgage insurers themselves do not present repurchase demands to the Firm.

(b)	In substantially all cases, these repurchases represent the Firm’s voluntary repurchase of certain delinquent loans from loan pools or packages as permitted by Ginnie Mae guidelines (i.e., they do not result from repurchase demands due to breaches of representations and warranties). In certain cases, the Firm repurchases these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, the FHA, RHA and/or the VA.

(c)	Predominantly all of the repurchases related to GSEs.

(d)	Nonaccrual loans held-for-investment included $347 million and $270 million at March 31, 2011 and 2010, respectively, of loans repurchased as a result of breaches of representations and warranties.

CAPITAL MANAGEMENT
The following discussion of JPMorgan Chase’s capital management highlights developments since December 31, 2010, and should be read in conjunction with Capital Management on pages 102–106 of JPMorgan Chase’s 2010 Annual Report.
The Firm’s capital management objectives are to hold capital sufficient to:
•	Cover all material risks underlying the Firm’s business activities;

•	Maintain “well-capitalized” status under regulatory requirements;

•	Achieve debt rating targets;

•	Retain flexibility to take advantage of future investment opportunities; and

•	Build and invest in businesses, even in a highly stressed environment.
Regulatory capital
The Board of Governors of the Federal Reserve System (the “Federal Reserve”) establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. As of March 31, 2011, and December 31, 2010, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.
The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at March 31, 2011, and December 31, 2010. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC.

	JPMorgan Chase & Co.(i)		JPMorgan Chase Bank, N.A.(i)		Chase Bank USA, N.A.(i)
							Well-	Minimum
(in millions,	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,	capitalized	capital
except ratios)	2011	2010	2011	2010	2011	2010	ratios(j)	ratios(j)

Regulatory capital
Tier 1(a)	$147,234	$142,450	$92,594	$91,764	$13,330	$12,966
Total	186,417	182,216	131,545	130,444	16,881	16,659
Tier 1 common(b)	119,598	114,763	91,810	90,981	13,330	12,966
Assets
Risk-weighted(c)(d)	1,192,536	1,174,978	980,051	965,897	107,160	116,992
Adjusted average(e)	2,041,153	2,024,515	1,621,263	1,611,486	112,349	117,368
Capital ratios
Tier 1(a)(f)	12.3%	12.1%	9.4%	9.5%	12.4%	11.1%	6.0%	4.0%
Total(g)	15.6	15.5	13.4	13.5	15.8	14.2	10.0	8.0
Tier 1 leverage(h)	7.2	7.0	5.7	5.7	11.9	11.0	5.0 (k)	3.0 (l)
Tier 1 common(b)	10.0	9.8	9.4	9.4	12.4	11.1	NA	NA

(a)	At March 31, 2011, for JPMorgan Chase and JPMorgan Chase Bank, N.A., trust preferred capital debt securities were $19.7 billion and $600 million, respectively. If these securities were excluded from the calculation at March 31, 2011, Tier 1 capital would be $127.5 billion and $92.0 billion, respectively, and the Tier 1 capital ratio would be 10.7% and 9.4%, respectively. At March 31, 2011, Chase Bank USA, N.A. had no trust preferred capital debt securities.

(b)	The Tier 1 common ratio is Tier 1 common capital divided by risk-weighted assets. Tier 1 common capital is defined as Tier 1 capital less elements of capital not in the form of common equity, such as perpetual preferred stock, noncontrolling interests in subsidiaries, and trust preferred capital debt securities. Tier 1 common capital, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common capital along with the other capital measures to assess and monitor its capital position.

(c)	Risk-weighted assets consist of on– and off–balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On–balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off–balance sheet assets such as lending-related commitments, guarantees, derivatives and other off–balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on–balance sheet credit-equivalent amount, which is then risk-weighted based on the same factors used for on–balance sheet assets. Risk-weighted assets also incorporate a measure for the market risk related to applicable trading assets–debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.

(d)	Includes off–balance sheet risk-weighted assets at March 31, 2011, of $294.6 billion, $283.3 billion and $31 million, and at December 31, 2010, of $282.9 billion, $274.2 billion and $31 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

(e)	Adjusted average assets, for purposes of calculating the leverage ratio, include total quarterly average assets adjusted for unrealized gains/(losses) on securities, less deductions for disallowed goodwill and other intangible assets, investments in certain subsidiaries, and the total adjusted carrying value of nonfinancial equity investments that are subject to deductions from Tier 1 capital.

(f)	Tier 1 capital ratio is Tier 1 capital divided by risk-weighted assets. Tier 1 capital consists of common stockholders’ equity, perpetual preferred stock, noncontrolling interests in subsidiaries, and trust preferred capital debt securities, less goodwill and certain other adjustments.

(g)	Total capital ratio is Total capital divided by risk-weighted assets. Total capital is Tier 1 capital plus Tier 2 capital. Tier 2 capital consists of preferred stock not qualifying as Tier 1, subordinated long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets.

(h)	Tier 1 leverage ratio is Tier 1 capital divided by adjusted quarterly average assets.

(i)	Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions; whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(j)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC.

(k)	Represents requirements for banking subsidiaries pursuant to regulations issued under the FDIC Improvement Act. There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(l)	The minimum Tier 1 leverage ratio for bank holding companies and banks is 3% or 4%, depending on factors specified in regulations issued by the Federal Reserve and OCC.

Note: Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. At March 31, 2011, and December 31, 2010, the Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $610 million and $647 million, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.0 billion and $1.9 billion, respectively.
A reconciliation of Total stockholders’ equity to Tier 1 common capital, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets	March 31,	December 31,
(in millions)	2011	2010

Total stockholders’ equity	$180,598	$176,106
Less: Preferred stock	7,800	7,800

Common stockholders’ equity	172,798	168,306
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common equity	(434)	(748)
Less: Goodwill(a)	46,863	46,915
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,236	1,261
Investments in certain subsidiaries and other	1,184	1,032
Other intangible assets(a)	3,483	3,587

Tier 1 common	119,598	114,763

Preferred stock	7,800	7,800
Qualifying hybrid securities and noncontrolling interests(b)	19,836	19,887

Total Tier 1 capital	147,234	142,450

Long-term debt and other instruments qualifying as Tier 2	24,250	25,018
Qualifying allowance for credit losses	15,152	14,959
Adjustment for investments in certain subsidiaries and other	(219)	(211)

Total Tier 2 capital	39,183	39,766

Total qualifying capital	$186,417	$182,216

Risk-weighted assets	$1,192,536	$1,174,978

Total adjusted average assets	$2,041,153	$2,024,515

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
The Firm’s Tier 1 common capital was $119.6 billion at March 31, 2011, compared with $114.8 billion at December 31, 2010, an increase of $4.8 billion. The increase was predominantly due to net income (adjusted for DVA) of $5.6 billion, and net issuances and commitments to issue common stock under the Firm’s employee stock-based compensation plans of $532 million. The increase was partially offset by $1.2 billion of dividends on common and preferred stock and $95 million of repurchases of common stock. The Firm’s Tier 1 capital was $147.2 billion at March 31, 2011, compared with $142.5 billion at December 31, 2010, an increase of $4.7 billion. The increase in Tier 1 capital reflected the increase in Tier 1 common. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Note 29 on pages 273–274 of JPMorgan Chase’s 2010 Annual Report.
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
Basel III
In addition to the Basel II Framework, on December 16, 2010, the Basel Committee issued the final version of the Capital Accord, called “Basel III”, which revised Basel II by among other things, narrowing the definition of capital, increasing capital requirements for specific exposures, introducing short-term liquidity coverage and term funding standards, and establishing an international leverage ratio. The Basel Committee also announced higher capital ratio requirements under Basel III which provide that the common equity requirement will be increased to 7%, comprised of a minimum of 4.5% plus a 2.5% capital conservation buffer.
In addition, the U.S. federal banking agencies have published for public comment proposed risk-based capital floors pursuant to the requirements of the Dodd-Frank Act to establish a permanent Basel I floor under Basel II / Basel III capital calculations.
The Firm fully expects to be in compliance with the higher Basel III capital standards when they become effective on January 1, 2019, as well as any additional Dodd-Frank Act capital requirements when they are implemented. The Firm estimates that its Tier 1 common ratio under Basel III rules (including the changes for calculating capital on trading assets and securitizations) would be 7.3% as of March 31, 2011. Management considers this estimate, which is a non-GAAP financial measure, as a key measure to assess the Firm’s capital position in conjunction with its capital ratios under Basel I requirements, in order to enable management, investors and analysts to compare the Firm’s capital under the Basel III capital standards with similar estimates provided by other financial services companies.
The Firm’s estimate of its Tier 1 common ratio under Basel III reflect its current understanding of the Basel III rules and the application of such rules to its businesses as currently conducted. The Firm’s understanding of the Basel III rules are based upon information currently published by the Basel Committee and U.S. federal banking agencies. Accordingly, the Firm’s estimates will evolve over time as the Firm’s businesses change, and as a result of further rule-making on Basel III implementation from U.S. federal banking agencies. The Firm also believes it may need to modify the liquidity profile of its assets and liabilities in response to the short-term liquidity coverage and term funding standards contained in Basel III. Management believes that the basis for its calculation of its estimates of Tier 1 common capital and risk-weighted assets under Basel III rules differs so significantly from the current Tier 1 capital and risk-weighted assets calculation under the Basel I rules that numerical reconciliation between the two calculations would not be meaningful.
The Basel III revisions governing liquidity and capital requirements are subject to prolonged observation and transition periods. The observation periods for both the liquidity coverage ratio and term funding standards begin in 2011, with implementation in 2015 and 2018, respectively. The transition period for banks to meet the revised common equity requirement will begin in 2013, with implementation on January 1, 2019. The Firm will continue to monitor the ongoing rule-making process to assess both the timing and the impact of Basel III on its businesses and financial condition.
Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are J.P. Morgan Securities LLC (“JPMorgan Securities”), and J.P. Morgan Clearing Corp. (“JPMorgan Clearing”). JPMorgan Clearing is a subsidiary of JPMorgan Securities and provides clearing and settlement services. JPMorgan Securities and JPMorgan Clearing are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities and JPMorgan Clearing are also registered as futures commission merchants and subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”).
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At March 31, 2011, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $7.8 billion, exceeding the minimum requirement by $7.3 billion; and JPMorgan Clearing’s net capital was $6.1 billion, exceeding the minimum requirement by $4.2 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of March 31, 2011, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.

Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities, using internal risk-assessment methodologies. The Firm measures economic capital primarily based on four risk factors: credit, market, operational and private equity risk.

Economic risk capital	Quarterly Averages
(in billions)	1Q11	4Q10	1Q10

Credit risk	$48.6	$50.9	$49.3
Market risk	15.1	14.9	13.8
Operational risk	8.3	7.3	7.4
Private equity risk	7.2	6.9	5.2

Economic risk capital	79.2	80.0	75.7
Goodwill	48.8	48.8	48.6
Other(a)	41.4	38.0	31.8

Total common stockholders’ equity	$169.4	$166.8	$156.1

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
Line of business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address regulatory capital requirements (including Basel III Tier 1 common capital requirements) economic risk measures, and capital levels for similarly rated peers. Capital is also allocated to each line of business for, among other things, goodwill and other intangibles associated with acquisitions effected by the line of business. ROE is measured and internal targets for expected returns are established as key measures of a business segment’s performance. Effective January 1, 2011, capital allocated to CS was reduced by $2.0 billion, to $13.0 billion, largely reflecting portfolio runoff and the improving risk profile of the business; capital allocated to TSS was increased by $500 million, to $7.0 billion, reflecting growth in the underlying business. The Firm continues to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments, and further refinements may be implemented in future periods.

Line of business equity
(in billions)	March 31, 2011	December 31, 2010

Investment Bank	$40.0	$40.0
Retail Financial Services	28.0	28.0
Card Services	13.0	15.0
Commercial Banking	8.0	8.0
Treasury & Securities Services	7.0	6.5
Asset Management	6.5	6.5
Corporate/Private Equity	70.3	64.3

Total common stockholders’ equity	$172.8	$168.3

Line of business equity	Quarterly Averages
(in billions)	1Q11	4Q10	1Q10

Investment Bank	$40.0	$40.0	$40.0
Retail Financial Services	28.0	28.0	28.0
Card Services	13.0	15.0	15.0
Commercial Banking	8.0	8.0	8.0
Treasury & Securities Services	7.0	6.5	6.5
Asset Management	6.5	6.5	6.5
Corporate/Private Equity	66.9	62.8	52.1

Total common stockholders’ equity	$169.4	$166.8	$156.1

Capital actions
Dividends
On March 18, 2011, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.05 to $0.25 per share, effective with the dividend paid on April 30, 2011, to shareholders of record on April 6, 2011. The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook; desired dividend payout ratio; capital objectives of maintaining a Basel I Tier 1 common ratio of at least 9.0% and meeting Basel III requirements substantially ahead of time; and alternative investment opportunities. The Firm’s current expectation is to return to a payout ratio of approximately 30% of normalized earnings over time. When management and the Board determine that it is appropriate to consider further increasing the common stock dividend, the Firm expects to review those plans with its regulators before taking action. For a further discussion of the Firm’s dividend payments, see Dividends on page 106 of JPMorgan Chase’s 2010 Annual Report.
Stock repurchases
On March 18, 2011, the Board of Directors authorized the repurchase of up to $15.0 billion of the Firm’s common stock, of which up to $8.0 billion is approved for 2011. The authorization commenced on March 22, 2011, and replaced the Firm’s previous $10.0 billion repurchase program. During the three months ended March 31, 2011, the Firm repurchased an aggregate of 2 million shares for $95 million at an average price per share of $45.66. For the four months ended April 30, 2011, the Firm has repurchased an aggregate of 18 million shares for $820 million at an average price per share of $45.11. As of March 31, 2011, $14.9 billion of authorized repurchase capacity remained, of which $7.9 billion of approved capacity remains for use during 2011.
Management and the Board will continue to assess and make decisions regarding alternatives for deploying capital, as appropriate, over the course of the year. Any planned use of the repurchase program over the repurchases approved for 2011, will be reviewed by the Firm with the banking regulators before taking action. For a further discussion of the Firm’s stock repurchase program, see Stock repurchases on page 106 of JPMorgan Chase’s 2010 Annual Report.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock — for example during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 181–182 of this Form 10-Q.
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
The Firm’s overall risk appetite is established in the context of the Firm’s capital, earnings power, and diversified business model. The Firm employs a formalized risk appetite framework to clearly link risk appetite and return targets, controls and capital management. There are eight major types of risk identified in the business activities of the Firm: liquidity, credit, market, interest rate, operational, legal and reputation, fiduciary, and private equity risk.
For further discussion of these risks, as well as how they are managed by the Firm, see Risk Management on pages 107–109 of JPMorgan Chase’s 2010 Annual Report and the information below.
LIQUIDITY RISK MANAGEMENT
The following discussion of JPMorgan Chase’s liquidity risk management framework highlights developments since December 31, 2010, and should be read in conjunction with pages 110–115 of JPMorgan Chase’s 2010 Annual Report.
The ability to maintain surplus levels of liquidity through economic cycles is crucial to financial services companies, particularly during periods of adverse conditions. The Firm’s funding strategy is intended to ensure liquidity and diversity of funding sources to meet actual and contingent liabilities through both normal and stress periods.
JPMorgan Chase’s primary sources of liquidity include a diversified deposit base, which was $995.8 billion at March 31, 2011, and access to the equity capital markets and long-term unsecured and secured funding sources, including through asset securitizations and borrowings from FHLBs. Additionally, JPMorgan Chase maintains significant amounts of highly liquid, unencumbered assets. The Firm actively monitors the availability of funding in the wholesale markets across various geographic regions and in various currencies. The Firm’s ability to generate funding from a broad range of sources in a variety of geographic locations and in a range of tenors is intended to enhance financial flexibility and limit funding concentration risk.

Management considers the Firm’s liquidity position to be strong, based on its liquidity metrics as of March 31, 2011, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on— and off—balance sheet obligations. The Firm was able to access the funding markets as needed during the three months ended March 31, 2011.
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
Liquidity monitoring
The Firm employs a variety of metrics to monitor and manage liquidity. One set of analyses used by the Firm relates to the timing of liquidity sources versus liquidity uses (e.g., funding gap analysis and parent holding company funding, as discussed below). A second set of analyses focuses on measurements of the Firm’s reliance on short-term unsecured funding as a percentage of total liabilities, as well as the relationship of short-term unsecured funding to highly liquid assets, the deposits-to-loans ratio and other balance sheet measures.
The Firm performs regular liquidity stress tests as part of its liquidity monitoring. The purpose of the liquidity stress tests is intended to ensure sufficient liquidity for the Firm under both idiosyncratic and systemic market stress conditions. These scenarios measure the Firm’s liquidity position across a full-year horizon by analyzing the net funding gaps resulting from contractual and contingent cash and collateral outflows versus the Firm’s ability to generate additional liquidity by pledging or selling excess collateral and issuing unsecured debt. The scenarios are produced for the parent holding company and major bank subsidiaries as well as the Firm’s major U.S. broker-dealer subsidiaries.
The idiosyncratic stress scenario employed by the Firm is a JPMorgan Chase-specific event that evaluates the Firm’s net funding gap after a short-term ratings downgrade to A-2/P-2. The systemic market stress scenario evaluates the Firm’s net funding gap during a period of severe market stress similar to market conditions in 2008 and assumes the Firm is not uniquely stressed versus its peers. The Firm’s liquidity position is strong under the Firm-defined stress scenarios described above.
Parent holding company
Liquidity monitoring of the parent holding company takes into consideration regulatory restrictions that limit the extent to which bank subsidiaries may extend credit to the parent holding company and other nonbank subsidiaries. Excess cash generated by parent holding company issuance activity is used to purchase liquid collateral through reverse repurchase agreements or is placed with both bank and nonbank subsidiaries in the form of deposits and advances to satisfy a portion of subsidiary funding requirements. The Firm’s liquidity management is also intended to ensure that its subsidiaries have the ability to generate replacement funding in the event the parent holding company requires repayment of the aforementioned deposits and advances.
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
Global Liquidity Reserve
In addition to the parent holding company, the Firm maintains a significant amount of liquidity — primarily at its bank subsidiaries, but also at its nonbank subsidiaries. The Global Liquidity Reserve represents consolidated sources of available liquidity to the Firm, including cash on deposit at central banks, and cash proceeds reasonably expected to be received in secured financings of highly liquid, unencumbered securities — such as government-issued debt, government- and FDIC-guaranteed corporate debt, U.S. government agency debt and agency mortgage-backed securities (“MBS”). The liquidity amount estimated to be realized from secured financings is based on management’s current judgment and assessment of the Firm’s ability to quickly raise secured financings. The Global Liquidity Reserve also includes the Firm’s borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks from collateral pledged by the Firm to such banks. Although considered as a source of available liquidity, the Firm does not view borrowing capacity at the Federal Reserve Bank discount window and various other central banks as a primary source of funding. As of March 31, 2011, the Global Liquidity Reserve was estimated to be approximately $316 billion.
In addition to the Global Liquidity Reserve, the Firm has significant amounts of other high-quality, marketable securities available to raise liquidity, such as corporate debt and equity securities.
Funding
Sources of funds
A key strength of the Firm is its diversified deposit franchise through the RFS, CB, TSS and AM lines of business, which provides a stable source of funding and decreases reliance on the wholesale markets. As of March 31, 2011, total deposits for the Firm were $995.8 billion, compared with $930.4 billion at December 31, 2010. Average total deposits for the Firm were $930.4 billion and $877.5 billion for the three months ended March 31, 2011 and 2010, respectively. The Firm typically experiences higher customer deposit inflows at period ends. A significant portion of the Firm’s deposits are retail deposits (38% and 40% at March 31, 2011, and December 31, 2010, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. A significant portion of the Firm’s wholesale deposits are also considered stable sources of funding due to the nature of the relationships from which they are generated, particularly customers’ operating service relationships with the Firm. As of March 31, 2011, the Firm’s deposits-to-loans ratio was 145%, compared with 134% at December 31, 2010. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on page 15 and 41–43, respectively, of this Form 10-Q.
Additional sources of funding include a variety of unsecured and secured short-term and long-term instruments. Short-term unsecured funding sources include federal funds and Eurodollars purchased, certificates of deposit, time deposits, commercial paper and other borrowed funds. Long-term unsecured funding sources include long-term debt, trust preferred capital debt securities, preferred stock and common stock.
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
Short-term funding
The Firm’s reliance on short-term unsecured funding sources is limited. Short-term unsecured funding sources include federal funds and Eurodollars purchased, which represent overnight funds; certificates of deposit; time deposits; commercial paper, which is generally issued in amounts not less than $100,000 and with maturities of 270 days or less; and other borrowed funds, which consist of demand notes, term federal funds purchased, and various other borrowings that generally have maturities of one year or less.
Total commercial paper liabilities for the Firm were $46.0 billion as of March 31, 2011, compared with $35.4 billion as of December 31, 2010. However, of those totals, $35.2 billion and $29.2 billion as of March 31, 2011, and December 31, 2010, respectively, originated from deposits that customers chose to sweep into commercial paper liabilities as a cash management product offered by the Firm. Therefore, commercial paper liabilities sourced from wholesale funding markets were $10.8 billion as of March 31, 2011, compared with $6.2 billion as of December 31, 2010; in addition, the average balance of commercial paper liabilities sourced from wholesale funding markets was $8.4 billion for the three months ended March 31, 2011.
Securities loaned or sold under agreements to repurchase, generally mature between one day and three months, are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS. The balances of securities loaned or sold under agreements to repurchase, which constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements, was $282.3 billion as of March 31, 2011, compared with $273.3 billion as of December 31, 2010. There were no material differences between the average and period-end balances of securities loaned or sold under agreements to repurchase for the three months ended and as of March 31, 2011. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the Firm’s matched book activity; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and trading portfolios); and other market and portfolio factors. For additional information, see the Balance Sheet Analysis on pages 41–43, Note 12 on page 121 and Note 18 on page 153 of this Form 10-Q.
Total other borrowed funds for the Firm was $36.7 billion as of March 31, 2011, compared with $34.3 billion as of December 31, 2010. There were no material differences between the average and period-end balances of other borrowed funds for the three months ended and as of March 31, 2011.
Long-term funding and issuance
During the three months ended March 31, 2011, the Firm issued $13.0 billion of long-term debt, including $7.0 billion of senior notes issued in the U.S. market, $2.7 billion of senior notes issued in the non-U.S. markets, and $3.3 billion of IB structured notes. In addition, in April 2011, the Firm issued $4.4 billion of senior notes in the U.S. market. During the first three months of 2010, the Firm issued $10.9 billion of long-term debt, including $5.6 billion of senior notes issued in U.S. markets, $904 million of senior notes issued in non-U.S. markets and $4.4 billion of IB structured notes. During the three months ended March 31, 2011, $18.1 billion of long-term debt matured or was redeemed, including $5.6 billion of IB structured notes. During the first three months of 2010, $14.1 billion of long-term debt matured or was redeemed, including $7.4 billion of IB structured notes.
In addition to the unsecured long-term funding and issuances discussed above, the Firm securitizes consumer credit card loans, residential mortgages, auto loans and student loans for funding purposes. Loans securitized by the Firm’s wholesale businesses are related to client-driven transactions and are not considered to be a source of funding for the Firm. During the three months ended March 31, 2011 and 2010, respectively, the Firm did not securitize any credit card loans, residential mortgage loans, auto loans or student loans through consolidated or nonconsolidated securitization trusts for funding purposes. In April 2011, the Firm securitized $500 million of credit card loans. During the three months ended March 31, 2011, $6.7 billion of loan securitizations matured or were redeemed, including $6.6 billion of credit card loan securitizations, $44 million of residential mortgage loan securitizations and $76 million of student loan securitizations. During the three months ended March 31, 2010, $6.7 billion of loan securitizations matured or were redeemed, including $6.5 billion of credit card loan securitizations, $43 million of residential mortgage loan securitizations, $84 million of student loan securitizations, and $39 million of auto loan securitizations. For further discussion of loan securitizations, see Note 15 on pages 141–149 in this Form 10-Q.
During the three months ended March 31, 2011, the Firm borrowed $4.0 billion of new long-term advances from the FHLBs, which were partially offset by $2.5 billion of maturities. For the three months ended March 31, 2010, the Firm borrowed $1.5 billion of new long-term advances from the FHLBs, which were more than offset by $8.5 billion of maturities.
Cash flows
Cash and due from banks was $23.5 billion and $31.4 billion at March 31, 2011 and 2010, respectively. These balances decreased by $4.1 billion from December 31, 2010, and increased by $5.2 billion from December 31, 2009, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows for the three months ended March 31, 2011 and 2010, respectively.
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
For the three months ended March 31, 2011, net cash used in operating activities was $6.0 billion. This resulted from a decrease in trading liabilities — derivative payables largely due to a reduction in foreign exchange derivatives, which declined primarily due to the Japanese yen depreciation relative to the U.S. dollar, and a reduction in interest rate contracts as a result of higher interest rate yields during the quarter; an increase in trading assets — debt and equity instruments largely driven by growth in customer demand, market activity, including a significant level of new issuances, and rising global indices; and an increase in accrued interest and accounts receivable reflecting higher customer receivables in IB’s Prime Services business due to growth in client activity. Partially offsetting these cash outflows were an increase in trading liabilities — debt and equity instruments largely due to growth in customer demand, market activity and economic hedging activity, and a decrease in trading assets — derivative receivables largely due to reductions in the aforementioned foreign exchange derivatives and interest rate contracts. Additionally, cash used to acquire loans originated or purchased with an initial intent to sell was higher than proceeds from sales and paydowns of such loans. Net cash was provided by net income and from adjustments for non-cash items such as the provision for credit losses, depreciation and amortization, and stock-based compensation.

For the three months ended March 31, 2010, net cash provided by operating activities was $17.4 billion, primarily driven by a net increase in trading liabilities reflecting favorable developments in financial markets, as well as an increase in business activity in markets outside of the United States, partially offset by sales of debt securities. Also, net cash generated from operating activities was higher than net income, largely as a result of adjustments for non-cash items such as the provision for credit losses, stock-based compensation, and depreciation and amortization. Proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the available-for-sale securities (“AFS”) portfolio and other short-term interest-earning assets. For the three months ended March 31, 2011, net cash of $65.8 billion was used in investing activities. This resulted from a significant increase in deposits with banks reflecting a higher level of deposit balances at Federal Reserve Banks largely the result of inflows of short-term wholesale deposits from TSS clients toward the end of March 2011, net purchases of AFS securities, largely due to repositioning of the portfolio in Corporate, in response to changes in the interest rate environment, and an increase in wholesale loans reflecting growth in client activity. Partially offsetting these cash outflows were a net decrease in loans reflecting seasonality and higher repayment rates of credit card loans, runoff of the Washington Mutual credit card portfolio, and lower consumer loans, excluding credit card, predominantly as a result of paydowns in RFS, and a decline in securities purchased under resale agreements, largely in IB, reflecting lower client financing needs.
For the three months ended March 31, 2010, net cash of $13.9 billion was used in investing activities. This was primarily due to an increase in securities purchased under resale agreements largely due to higher financing volume in IB resulting from increased client flows, partially offset by a net decrease in the loan portfolio, driven by seasonally lower charge volume on credit cards, continued runoff in the residential real estate portfolios, and repayments and loan sales, predominantly in IB. Proceeds from sales and maturities of AFS securities used in the Firm’s interest rate risk management activities were slightly higher than cash used to acquire such securities.
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to taking customer deposits, and issuing long-term debt as well as preferred and common stock. For the three months ended March 31, 2011, net cash provided by financing activities was $67.3 billion. This was largely driven by an increase in deposits as a result of inflows of short-term wholesale deposits from TSS clients toward the end of March 2011, also contributing were growth in the level of retail deposits from the combined effect of seasonal factors such as tax refunds and bonus payments, and general growth in business volumes; an increase in commercial paper and other borrowed funds due to growth in the volume of liability balances in sweep accounts in connection with TSS’s cash management product, and modest incremental short-term borrowings by the Firm under cost-effective terms; and an increase in securities sold under repurchase agreements due to higher securities financing balances in connection with repositioning of the securities portfolio in Corporate. Partially offsetting these cash proceeds were net repayments of long-term borrowings, including a decline in long-term beneficial interests issued by consolidated VIEs due to maturities of Firm-sponsored credit card securitization transactions; the payments of cash dividends; and repurchases of common stock.
In the first three months of 2010, net cash provided by financing activities was $2.0 billion, which reflected increased cash proceeds from securities loaned or sold under repurchase agreements primarily to facilitate the increase in IB’s securities purchased under resale agreements. Cash was used as TSS deposits declined reflecting the normalization of deposit levels; offset partially by net inflows from existing customers and new business in CB, RFS and AM; a decline in short-term beneficial interest issued by consolidated VIEs; for net payments of long-term borrowings and trust preferred capital debt securities as new issuances were more than offset by payments; and for the payment of cash dividends.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 44, and Note 5 on pages 107–113, respectively, of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.

The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of March 31, 2011, were as follows.

	Short-term debt				Senior long-term debt
	Moody’s		S&P	Fitch	Moody’s	S&P	Fitch

JPMorgan Chase & Co.	P	-1	A-1	F1+	Aa3	A+	AA–
JPMorgan Chase Bank, N.A.	P	-1	A-1+	F1+	Aa1	AA–	AA–
Chase Bank USA, N.A.	P	-1	A-1+	F1+	Aa1	AA–	AA–

The senior unsecured ratings from Moody’s, S&P and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at March 31, 2011, from December 31, 2010. On February 25, 2011, S&P revised its outlook on the Firm from negative to stable. At March 31, 2011, Moody’s outlook was negative, while S&P’s and Fitch’s outlook was stable.
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

CREDIT PORTFOLIO
For a further discussion on the Firm’s credit risk management framework, see pages 116-118 of JP Morgan Chase’s 2010 Annual Report.
The following table presents JPMorgan Chase’s credit portfolio as of March 31, 2011, and December 31, 2010. Total credit exposure of $1.8 trillion at March 31, 2011, increased by $23.8 billion from December 31, 2010, reflecting increases in the wholesale and consumer portfolios of $21.4 billion and $2.4 billion, respectively. During the first three months of 2011, increases in lending-related commitments and receivables from customers of $27.2 billion and $5.5 billion, respectively were partly offset by decreases in loans and derivative receivables of $6.9 billion and $1.7 billion, respectively.
The Firm provided credit to and raised capital of over $450 billion for our clients during the first three months of 2011. The Firm also originated mortgages to over 180,000 people; provided credit cards to approximately 2.6 million people; lent or increased credit to over 7,500 small businesses; lent to over 500 not-for-profit and government entities, including states, municipalities, hospitals and universities; extended or increased loan limits to approximately 1,500 middle market companies; and lent to or raised capital for more than 3,500 corporations.
In the table below, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and loans accounted for at fair value. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Notes 13 and 5 on pages 122–138 and 107–113, respectively, of this Form 10-Q. Average retained loan balances are used for net charge-off rate calculations.

	Credit				Three months ended March 31,
	exposure		Nonperforming(e)(f)				Average annual
	March 31,	Dec. 31,	March 31,	Dec. 31,	Net charge-offs		net charge-off rate(g)
(in millions, except ratios)	2011	2010	2011	2010	2011	2010	2011	2010

Total credit portfolio
Loans retained	$675,437	$685,498	$13,152	$14,345	$3,720	$7,910	2.22%	4.46%
Loans held-for-sale	8,754	5,453	199	341	—	—	—	—
Loans at fair value	1,805	1,976	90	155	—	—	—	—

Total loans — reported	685,996	692,927	13,441	14,841	3,720	7,910	2.22	4.46
Derivative receivables	78,744	80,481	21	34	NA	NA	NA	NA
Receivables from customers(a)	38,053	32,541	—	—	—	—	—	—
Interest in purchased receivables(b)	177	391	—	—	—	—	—	—

Total credit-related assets	802,970	806,340	13,462	14,875	3,720	7,910	2.22	4.46
Lending-related commitments(c)	985,934	958,709	895	1,005	NA	NA	NA	NA

Assets acquired in loan satisfactions
Real estate owned	NA	NA	1,467	1,610	NA	NA	NA	NA
Other	NA	NA	57	72	NA	NA	NA	NA

Total assets acquired in loan satisfactions	NA	NA	1,524	1,682	NA	NA	NA	NA

Total credit portfolio	$1,788,904	$1,765,049	$15,881	$17,562	$3,720	$7,910	2.22%	4.46%

Net credit derivative hedges notional(d)	$(24,731)	$(23,108)	$(47)	$(55)	NA	NA	NA	NA
Liquid securities and other cash collateral held against derivatives	(16,185)	(16,486)	NA	NA	NA	NA	NA	NA

(a)	Represents primarily margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)	Represents an ownership interest in cash flows of a pool of receivables transferred by a third-party seller into a bankruptcy-remote entity, generally a trust.

(c)	The amounts in nonperforming represent unfunded commitments that are risk rated as nonaccrual.

(d)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and non-performing credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 67 and Note 5 on pages 107–113 of this Form 10-Q.

(e)	At March 31, 2011, and December 31, 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.8 billion and $10.5 billion, respectively, that are accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $2.3 billion and $1.9 billion, respectively; and (3) student loans that are 90 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $615 million and $625 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”). Credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(f)	Excludes PCI loans acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(g)	For the three months ended March 31, 2011, and 2010, net charge-off rates were calculated using average retained loans of $680.0 billion and $718.5 billion, respectively. These average retained loans include average PCI loans of $71.6 billion and $80.3 billion, respectively. Excluding the impact of PCI loans, the Firm’s total charge-off rate would have been 2.48% and 5.03% respectively.
WHOLESALE CREDIT PORTFOLIO
As of March 31, 2011, wholesale exposure (IB, CB, TSS and AM) increased by $21.4 billion from December 31, 2010. The overall increase was primarily driven by increases of $9.5 billion in lending-related commitments, $8.4 billion in loans and $5.5 billion of receivables from customers. The growth in wholesale credit exposure represented increased client activity across all businesses and all regions. Effective January 1, 2011, the commercial card credit portfolio (of approximately $5.3 billion of lending-related commitments and $1.2 billion of loans) that was previously in TSS was transferred to CS.
Wholesale

	Credit
	exposure		Nonperforming(e)
	March 31,	December 31,	March 31,	December 31,
(in millions)	2011	2010	2011	2010

Loans retained	$229,648	$222,510	$4,578	$5,510
Loans held-for-sale	4,554	3,147	199	341
Loans at fair value	1,805	1,976	90	155

Loans — reported	236,007	227,633	4,867	6,006
Derivative receivables	78,744	80,481	21	34
Receivables from customers(a)	38,053	32,541	—	—
Interests in purchased receivables(b)	177	391	—	—

Total wholesale credit-related assets	352,981	341,046	4,888	6,040
Lending-related commitments(c)	355,561	346,079	895	1,005

Total wholesale credit exposure	$708,542	$687,125	$5,783	$7,045

Net credit derivative hedges notional(d)	$(24,731)	$(23,108)	$(47)	$(55)
Liquid securities and other cash collateral held against derivatives	(16,185)	(16,486)	NA	NA

(a)	Represents primarily margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets.

(b)	Represents an ownership interest in cash flows of a pool of receivables transferred by a third-party seller into a bankruptcy-remote entity, generally a trust.

(c)	The amounts in nonperforming represent unfunded commitments that are risk rated as nonaccrual.

(d)	Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 67, and Note 5 on pages 107—113 of this Form 10-Q.

(e)	Excludes assets acquired in loan satisfactions.

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of March 31, 2011, and December 31, 2010. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s. Also included in this table is the notional value of net credit derivative hedges; the counterparties to these hedges are predominantly investment grade banks and finance companies.
Wholesale credit exposure — maturity and ratings profile

	Maturity profile(e)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
March 31, 2011	Due in 1 year	Due after 1 year	Due after 5		AAA/Aaa to	BB+/Ba1		Total %
(in millions, except ratios)	or less	through 5 years	years	Total	BBB-/Baa3	& below	Total	of IG

Loans	$89,044	$82,128	$58,476	$229,648	$153,159	$76,489	$229,648	67%
Derivative receivables(a)				78,744			78,744
Less: Liquid securities and other cash collateral held against derivatives				(16,185)			(16,185)

Total derivative receivables, net of all collateral	11,894	22,351	28,314	62,559	48,871	13,688	62,559	78
Lending-related commitments	133,153	212,399	10,009	355,561	285,010	70,551	355,561	80

Subtotal	234,091	316,878	96,799	647,768	487,040	160,728	647,768	75
Loans held-for-sale and loans at fair value(b)(c)				6,359			6,359
Receivables from customers(c)				38,053			38,053
Interests in purchased receivables(c)				177			177

Total exposure — net of liquid securities and other cash collateral held against derivatives				$692,357			$692,357

Net credit derivative hedges notional(d)	$(1,621)	$(14,284)	$(8,826)	$(24,731)	$(24,811)	$80	$(24,731)	100%

	Maturity profile(e)				Ratings profile
					Investment-	Noninvestment-
					grade (“IG”)	grade
December 31, 2010	Due in 1 year	Due after 1 year	Due after 5		AAA/Aaa to	BB+/Ba1		Total %
(in millions, except ratios)	or less	through 5 years	years	Total	BBB-/Baa3	& below	Total	of IG

Loans	$78,017	$85,987	$58,506	$222,510	$146,047	$76,463	$222,510	66%
Derivative receivables(a)				80,481			80,481
Less: Liquid securities and other cash collateral held against derivatives				(16,486)			(16,486)

Total derivative receivables, net of all collateral	11,499	24,415	28,081	63,995	47,557	16,438	63,995	74
Lending-related commitments	126,389	209,299	10,391	346,079	276,298	69,781	346,079	80

Subtotal	215,905	319,701	96,978	632,584	469,902	162,682	632,584	74
Loans held-for-sale and loans at fair value(b)(c)				5,123			5,123
Receivables from customers(c)				32,541			32,541
Interests in purchased receivables(c)				391			391

Total exposure — net of liquid securities and other cash collateral held against derivatives				$670,639			$670,639

Net credit derivative hedges notional(d)	$(1,228)	$(16,415)	$(5,465)	$(23,108)	$(23,159)	$51	$(23,108)	100%

(a)	Represents the fair value of derivative receivables as reported on the Consolidated Balance Sheets.

(b)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.

(c)	From a credit risk perspective maturity and ratings profiles are not meaningful.

(d)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

(e)	The maturity profile of loans and lending-related commitments is based on the remaining contractual maturity. The maturity profile of derivative receivables is based on the maturity profile of average exposure. For further discussion of average exposure, see Derivative receivables marked to market on page 66 of this Form 10-Q.

Customer receivables of $38.1 billion and $32.5 billion at March 31, 2011, and December 31, 2010, respectively, representing primarily margin loans to prime and retail brokerage clients, are included in the table. These margin loans are collateralized through a pledge of assets maintained in clients’ brokerage accounts and are subject to daily minimum collateral requirements. In the event that the collateral value decreases, a maintenance margin call is made to the client to provide additional collateral into the account. If additional collateral is not provided by the client, the client’s positions may be liquidated by the Firm to meet the minimum collateral requirements.
Wholesale credit exposure — selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, with particular attention paid to industries with actual or potential credit concerns. Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+"/“Caa1” and lower, as defined by S&P and Moody’s. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased to $20.8 billion at March 31, 2011, from $22.4 billion from December 31, 2010. The decrease was primarily related to loan sales and net repayments.
Below are summaries of the top 25 industry exposures as of March 31, 2011, and December 31, 2010.
Wholesale credit exposure — selected industry exposures

									Liquid
									securities
									and other
									cash
						30 days or			collateral
As of or for the year ended			Noninvestment-grade			more past due	Year-to-date	Credit	held against
March 31, 2011	Credit	Investment-		Criticized	Criticized	and accruing	net charge-offs/	derivative	derivative
(in millions)	exposure(c)	grade	Noncriticized	performing	nonperforming	loans	(recoveries)	hedges(d)	receivables

Top 25 industries(a)
Banks and finance companies	$65,982	$55,393	$9,979	$533	$77	$6	$(7)	$(3,097)	$(9,173)
Real estate	62,927	34,216	20,476	5,871	2,364	294	160	(42)	(52)
Healthcare	39,280	32,633	6,372	237	38	16	—	(730)	(105)
State and municipal governments	34,315	33,324	781	186	24	6	—	(190)	(30)
Asset managers	30,393	25,898	4,040	455	—	8	—	—	(3,057)
Oil and gas	28,789	20,514	8,187	86	2	40	—	(114)	(90)
Utilities	27,628	22,635	4,210	441	342	—	4	(415)	(293)
Consumer products	26,468	16,687	9,289	475	17	3	(1)	(870)	(2)
Retail and consumer services	20,183	12,010	7,649	367	157	8	1	(604)	(3)
Technology	13,816	9,826	3,578	370	42	3	1	(164)	(2)
Machinery and equipment manufacturing	13,804	7,904	5,616	282	2	7	(1)	(73)	—
Building materials/ construction	13,176	6,716	5,357	1,084	19	4	(5)	(338)	—
Media	13,165	6,251	5,668	716	530	56	6	(205)	—
Metals/mining	12,643	6,038	6,168	419	18	7	(4)	(472)	—
Telecom services	12,613	9,486	2,299	818	10	—	(1)	(798)	(15)
Central government	12,497	12,014	469	14	—	—	—	(8,071)	(173)
Chemicals and plastics	11,674	7,650	3,657	360	7	1	—	(130)	(2)
Insurance	11,634	8,563	2,775	284	12	—	—	(1,012)	(706)
Holding companies	11,035	8,804	2,185	46	—	104	(1)	—	(358)
Securities firms and exchanges	10,908	9,473	1,381	54	—	80	—	(37)	(1,980)
Business services	10,885	6,068	4,653	133	31	23	8	(5)	—
Transportation	9,971	7,001	2,750	178	42	2	1	(129)	—
Automotive	9,612	4,296	5,071	242	3	—	—	(911)	—
Agriculture/paper manufacturing	7,140	4,510	2,405	225	—	7	—	(62)	(7)
Aerospace	6,086	5,153	832	101	—	—	—	(378)	—
All other(b)	147,329	129,028	15,175	2,264	862	667	4	(5,884)	(137)

Subtotal	663,953	502,091	141,022	16,241	4,599	1,342	165	(24,731)	(16,185)

Loans held-for-sale and loans at fair value	6,359
Receivables from customers	38,053
Interest in purchased receivables	177

Total	$708,542	$502,091	$141,022	$16,241	$4,599	$1,342	$165	$(24,731)	$(16,185)

									Liquid
									securities
									and other
						30 days or			cash collateral
As of or for the year ended			Noninvestment-grade			more past due	Year-to-date	Credit	held against
December 31, 2010	Credit	Investment-		Criticized	Criticized	and accruing	net charge-offs/	derivative	derivative
(in millions)	exposure(c)	grade	Noncriticized	performing	nonperforming	loans	(recoveries)	hedges(d)	receivables

Top 25 industries(a)
Banks and finance companies	$65,867	$54,839	$10,428	$467	$133	$26	$69	$(3,456)	$(9,216)
Real estate	64,351	34,440	20,569	6,404	2,938	399	862	(76)	(57)
Healthcare	41,093	33,752	7,019	291	31	85	4	(768)	(161)
State and municipal governments	35,808	34,641	912	231	24	34	3	(186)	(233)
Asset managers	29,364	25,533	3,401	427	3	7	—	—	(2,948)
Oil and gas	26,459	18,465	7,850	143	1	24	—	(87)	(50)
Utilities	25,911	20,951	4,101	498	361	3	49	(355)	(230)
Consumer products	27,508	16,747	10,379	371	11	217	1	(752)	(2)
Retail and consumer services	20,882	12,021	8,316	338	207	8	23	(623)	(3)
Technology	14,348	9,355	4,534	399	60	47	50	(158)	—
Machinery and equipment manufacturing	13,311	7,690	5,372	244	5	8	2	(74)	(2)
Building materials/ construction	12,808	6,557	5,065	1,129	57	9	6	(308)	—
Media	10,967	5,808	3,945	672	542	2	92	(212)	(3)
Metals/mining	11,426	5,260	5,748	362	56	7	35	(296)	—
Telecom services	10,709	7,582	2,295	821	11	3	(8)	(820)	—
Central government	11,173	10,677	496	—	—	—	—	(6,897)	(42)
Chemicals/plastics	12,312	8,375	3,656	274	7	—	2	(70)	—
Insurance	10,918	7,908	2,690	320	—	—	(1)	(805)	(567)
Holding companies	10,504	8,375	2,091	38	—	33	5	—	(362)
Securities firms and exchanges	9,415	7,678	1,700	37	—	—	5	(38)	(2,358)
Business services	11,247	6,351	4,735	115	46	11	15	(5)	—
Transportation	9,652	6,630	2,739	245	38	—	(16)	(132)	—
Automotive	9,011	3,915	4,822	269	5	—	52	(758)	—
Agriculture/paper manufacturing	7,368	4,510	2,614	242	2	8	7	(44)	(2)
Aerospace	5,732	4,903	732	97	—	—	—	(321)	—
All other(b)	140,926	122,594	14,924	2,402	1,006	921	470	(5,867)	(250)

Subtotal	649,070	485,557	141,133	16,836	5,544	1,852	1,727	(23,108)	(16,486)

Loans held-for-sale and loans at fair value	5,123
Receivables from customers	32,541
Interest in purchased receivables	391

Total	$687,125	$485,557	$141,133	$16,836	$5,544	$1,852	$1,727	$(23,108)	$(16,486)

(a)	All industry rankings are based on exposure at March 31, 2011. The industry rankings presented in the table as of December 31, 2010 are based on the industry rankings of the corresponding exposures at March 31, 2011, not actual rankings of such exposures at December 31, 2010.

(b)	For more information on exposures to SPEs included in all other, see Note 15 on pages 141–149 of this Form 10-Q.

(c)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

(d)	Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

The following table presents the geographic distribution of wholesale credit, nonperforming assets and past due loans as of March 31, 2011, and December 31, 2010. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.

	Credit exposure				Nonperforming
									Assets	30 days or
		Lending-							acquired	more past
March 31, 2011		related	Derivative	Total credit	Nonaccrual		Lending-related	Total non-	in loan	due and
(in millions)	Loans	commitments	receivables	exposure	loans(a)	Derivatives	commitments	performing	satisfactions	accruing loans

Europe/Middle East and Africa	$30,360	$60,560	$33,201	$124,121	$57	$—	$20	$77	$—	$22
Asia and Pacific	23,144	15,479	10,993	49,616	1	15	—	16	—	3
Latin America and the Caribbean	17,745	14,185	5,247	37,177	515	—	17	532	1	129
Other	1,213	6,260	2,124	9,597	9	—	5	14	—	1

Total non-U.S.	72,462	96,484	51,565	220,511	582	15	42	639	1	155
Total U.S.	157,186	259,077	27,179	443,442	3,996	6	853	4,855	260	1,187

Loans held-for-sale and loans at fair value	6,359	—	—	6,359	289	NA	—	289	NA	—
Receivables from customers	—	—	—	38,053	NA	NA	NA	NA	NA	—
Interests in purchased receivables	—	—	—	177	NA	NA	NA	NA	NA	—

Total	$236,007	$355,561	$78,744	$708,542	$4,867	$21	$895	$5,783	$261	$1,342

	Credit exposure				Nonperforming
									Assets	30 days or
		Lending-							acquired	more past
December 31, 2010		related	Derivative	Total credit	Nonaccrual		Lending-related	Total non-	in loan	due and
(in millions)	Loans	commitments	receivables	exposure	loans(a)	Derivatives	commitments	performing	satisfactions	accruing loans

Europe/Middle East and Africa	$27,934	$58,418	$35,196	$121,548	$153	$1	$23	$177	$—	$127
Asia and Pacific	20,552	15,002	10,991	46,545	579	21	—	600	—	74
Latin America and the Caribbean	16,480	12,170	5,634	34,284	649	—	13	662	1	131
Other	1,185	6,149	2,039	9,373	6	—	5	11	—	—

Total non-U.S.	66,151	91,739	53,860	211,750	1,387	22	41	1,450	1	332
Total U.S.	156,359	254,340	26,621	437,320	4,123	12	964	5,099	320	1,520

Loans held-for-sale and loans at fair value	5,123	—	—	5,123	496	NA	—	496	NA	—
Receivables from customers	—	—	—	32,541	NA	NA	NA	NA	NA	—
Interests in purchased receivables	—	—	—	391	NA	NA	NA	NA	NA	—

Total	$227,633	$346,079	$80,481	$687,125	$6,006	$34	$1,005	$7,045	$321	$1,852

(a)	The Firm held allowance for loan losses of $1.0 billion and $1.6 billion related to nonaccrual retained loans resulting in allowance coverage ratios of 22% and 29% at March 31, 2011, and December 31, 2010, respectively. Wholesale nonaccrual loans represent 2.06% and 2.64% of total wholesale loans at March 31, 2011, and December 31, 2010, respectively.

Loans
In the normal course of business, the Firm provides loans to a variety of wholesale customers, from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13 on pages 122—138 of this Form 10-Q.
Retained wholesale loans were $229.6 billion at March 31, 2011, compared with $222.5 billion at December 31, 2010. The $7.1 billion increase was primarily related to increased client activity.
The Firm actively manages wholesale credit exposure through sales of loans and lending-related commitments. During the first three months of 2011, the Firm sold $1.5 billion of loans and commitments, recognizing revenue gains of $5 million. During the first three months of 2010, the Firm sold $2.6 billion of loans and commitments, recognizing net revenue gains of $19 million. These results included gains or losses on sales of nonaccrual loans, if any, as discussed below. These sale activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 53–58 and 141–149 respectively, of this Form 10-Q.
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2011 and 2010.

Wholesale nonaccrual loan activity
Three months ended March 31, (in millions)	2011	2010

Beginning balance	$6,006	$6,904
Additions	700	2,717

Reductions:
Paydowns and other	581	1,595
Gross charge-offs	243	909
Returned to performing	152	59
Sales	863	832

Total reductions	1,839	3,395

Net additions/(reductions)	(1,139)	(678)

Ending balance	$4,867	$6,226

Nonaccrual wholesale loans decreased by $1.1 billion, from December 31, 2010, primarily reflecting loan sales and repayments.
The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2011 and 2010. The amounts in the table below do not include revenue gains from sales of nonaccrual loans.

Wholesale net charge-offs
Three months ended March 31, (in millions, except ratios)	2011	2010

Loans — reported
Average loans retained	$226,544	$211,599
Net charge-offs	165	959
Average annual net charge-off ratio	0.30%	1.84%

Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activity. Derivatives enable customers and the Firm to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its credit exposure. For further discussion of derivative contracts, see Note 6 on page 113 of this Form 10-Q.
The following tables summarize the net derivative receivables MTM for the periods presented.

Derivative receivables MTM	Derivative receivables MTM

(in millions)	March 31, 2011	December 31, 2010

Interest rate	$31,182	$32,555
Credit derivatives	8,026	7,725
Foreign exchange	18,333	25,858
Equity	8,358	4,204
Commodity	12,845	10,139

Total, net of cash collateral	78,744	80,481
Liquid securities and other cash collateral held against derivative receivables	(16,185)	(16,486)

Total, net of all collateral	$62,559	$63,995

Derivative receivables reported on the Consolidated Balance Sheets were $78.7 billion and $80.5 billion at March 31, 2011, and December 31, 2010, respectively. These represent the fair value (e.g. MTM) of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and the credit valuation adjustment (“CVA”). However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities and other cash collateral held by the Firm of $16.2 billion and $16.5 billion at March 31, 2011, and December 31, 2010, respectively, as shown in the table above. Derivative receivables decreased from December 31, 2010, largely due to a reduction in foreign exchange derivative balances, which declined primarily due to the Japanese Yen depreciation relative to the U.S. dollar. Interest rate contracts also decreased as a result of higher interest rate yields during the quarter. These decreases were partially offset by increases in derivative receivables related to equity derivatives as a result of increased activity in the EMEA and Latin American markets, and to commodity derivatives primarily as a result of higher oil prices.
The Firm also holds additional collateral delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of March 31, 2011, and December 31, 2010, the Firm held $20.5 billion and $18.0 billion, respectively, of this additional collateral. The derivative receivables MTM, net of all collateral, also do not include other credit enhancements, such as letters of credit.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

	March 31, 2011		December 31, 2010
Rating equivalent	Exposure net of	% of exposure net	Exposure net of	% of exposure net
(in millions, except ratios)	all collateral	of all collateral	all collateral	of all collateral

AAA/Aaa to AA-/Aa3	$25,062	40%	$23,342	36%
A+/A1 to A-/A3	15,313	24	15,812	25
BBB+/Baa1 to BBB-/Baa3	8,496	14	8,403	13
BB+/Ba1 to B-/B3	11,161	18	13,716	22
CCC+/Caa1 and below	2,527	4	2,722	4

Total	$62,559	100%	$63,995	100%

As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements - excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity - remained unchanged at 88% as of March 31, 2011, when compared to December 31, 2010. The Firm posted $52.8 billion and $58.3 billion of collateral at March 31, 2011, and December 31, 2010, respectively.

Credit derivatives
For a detailed discussion of credit derivatives, including types of derivatives, see Note 5, Credit derivatives, on pages 107—113 of this Form 10-Q, and Credit derivatives on pages 126—127 and Note 6, Credit derivatives, on pages 197—199 of JPMorgan Chase’s 2010 Annual Report.
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of March 31, 2011, and December 31, 2010, distinguishing between dealer/client activity and credit portfolio activity.

	March 31, 2011					December 31, 2010
	Dealer/client		Credit portfolio			Dealer/client		Credit portfolio
	Protection	Protection	Protection	Protection		Protection	Protection	Protection	Protection
(in millions)	purchased(b)	sold	purchased	sold	Total	purchased(b)	sold	purchased	sold	Total

Credit default swaps	$2,818,450	$2,840,813	$24,913	$182	$5,684,358	$2,661,657	$2,658,825	$23,523	$415	$5,344,420
Other credit derivatives(a)	56,379	104,406	—	—	160,785	34,250	93,776	—	—	128,026

Total	$2,874,829	$2,945,219	$24,913	$182	$5,845,143	$2,695,907	$2,752,601	$23,523	$415	$5,472,446

(a)	Primarily consists of total return swaps and credit default swap options.

(b)	Included $2,835 billion and $2,662 billion at March 31, 2011, and December 31, 2010, respectively, of notional exposure where the Firm has sold protection on the identical underlying reference instruments.
Dealer/client business
Within the dealer/client business, the Firm actively manages credit derivatives by buying and selling credit protection, predominantly on corporate debt obligations, according to client demand. For further information, see Note 5 on pages 107—113 of this Form 10-Q.
At March 31, 2011, the total notional amount of protection purchased and sold increased by $371.5 billion from December 31, 2010, primarily due to increased activity, particularly in the EMEA region.
Credit portfolio activities

Use of single-name and portfolio credit derivatives	Notional amount of protection purchased and sold
(in millions)	March 31, 2011	December 31, 2010

Credit derivatives used to manage
Loans and lending-related commitments	$6,668	$6,698
Derivative receivables	18,245	16,825

Total protection purchased	24,913	23,523
Total protection sold	182	415

Credit derivatives hedges notional, net	$24,731	$23,108

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

	Three months ended March 31,
(in millions)	2011	2010

Hedges of lending-related commitments	$(44)	$(120)
CVA and hedges of CVA	(39)	(1)

Net gains/(losses)	$(83)	$(121)

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
Wholesale lending-related commitments were $355.6 billion at March 31, 2011, compared with $346.1 billion at December 31, 2010, reflecting increased client activity.
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amounts of the Firm’s lending-related commitments were $182.9 billion and $178.9 billion as of March 31, 2011, and December 31, 2010, respectively.
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
Several European countries, including Greece, Portugal, Spain, Italy and Ireland, have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The Firm is closely monitoring its exposures to these five countries. Aggregate net exposures to these five countries as measured under the Firm’s internal approach were less than $20.0 billion at March 31, 2011, with no one country representing a majority of the exposure. Sovereign exposure in all five countries represented less than half the aggregate net exposure, with the majority of the exposure in credit assets. The Firm currently believes its exposure to these five countries is modest relative to the Firm’s overall risk exposures and is manageable given the size and types of exposures to each of the countries and the diversification of the aggregate exposure. The Firm continues to conduct business and support client activity in these countries and, therefore, the Firm’s aggregate net exposures may vary over time. In addition, the net exposures may be affected by changes in market conditions, including the effects of interest rates and credit spreads on market valuations.

As part of its ongoing country risk management process, the Firm monitors exposure to emerging market countries, and utilizes country stress tests to measure and manage the risk of extreme loss associated with a sovereign crisis in one or more countries. There is no common definition of emerging markets, but the Firm generally includes in its definition those countries whose sovereign debt ratings are equivalent to “A+” or lower. The table below presents the Firm’s exposure to its top 10 emerging markets countries based on its internal measurement approach. The selection of countries is based solely on the Firm’s largest total exposures by country and does not represent its view of any actual or potentially adverse credit conditions.
Top 10 emerging markets country exposure

At March 31, 2011	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

India	$6.1	$3.0	$1.5	$10.6	$1.2	$11.8
South Korea	3.5	1.4	1.5	6.4	4.0	10.4
Brazil	3.6	0.9	1.2	5.7	4.0	9.7
China	4.9	0.6	1.5	7.0	1.2	8.2
Mexico	1.8	3.6	0.4	5.8	—	5.8
Hong Kong	2.1	1.9	1.2	5.2	—	5.2
Malaysia	0.4	3.6	0.4	4.4	0.4	4.8
Taiwan	0.7	0.3	0.3	1.3	3.0	4.3
Chile	1.0	2.2	0.5	3.7	—	3.7
Thailand	0.2	1.9	0.4	2.5	0.7	3.2

At December 31, 2010	Cross-border					Total
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)	exposure

Brazil	$3.0	$1.8	$1.1	$5.9	$3.9	$9.8
South Korea	3.0	1.4	1.5	5.9	3.1	9.0
India	4.2	2.1	1.4	7.7	1.1	8.8
China	3.6	1.1	1.0	5.7	1.2	6.9
Hong Kong	2.5	1.5	1.2	5.2	—	5.2
Mexico	2.1	2.3	0.5	4.9	—	4.9
Malaysia	0.6	2.0	0.3	2.9	0.4	3.3
Taiwan	0.3	0.6	0.4	1.3	1.9	3.2
Thailand	0.3	1.1	0.4	1.8	0.9	2.7
Russia	1.2	1.0	0.3	2.5	—	2.5

(a)	Lending includes loans and accrued interest receivable, interest-earning deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

(b)	Trading includes: (1) issuer exposure on cross-border debt and equity instruments, held both in trading and investment accounts and adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as securities financing trades (resale agreements and securities borrowed).

(c)	Other represents mainly local exposure funded cross-border, including capital investments in local entities.

(d)	Local exposure is defined as exposure to a country denominated in local currency and booked locally. Any exposure not meeting these criteria is defined as cross-border exposure.

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans, credit cards, auto loans, student loans and business banking loans. The Firm’s primary focus is on serving the prime consumer credit market. For further information on the consumer loans, see Note 13 on pages 122–138 of this Form 10-Q.
A substantial portion of the consumer loans acquired in the Washington Mutual transaction were identified as purchased credit-impaired based on an analysis of high-risk characteristics, including product type, loan-to-value (“LTV”) ratios, FICO scores and delinquency status. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. For further information on PCI loans see Note 13 on pages 122–138 of this Form 10Q and Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
The credit performance of the consumer portfolio across the entire product spectrum has improved, but high unemployment and weak overall economic conditions continued to result in elevated charge-offs, while weak housing prices continued to negatively affect the severity of loss recognized on residential real estate loans that default. Delinquencies and nonaccrual loans remain elevated but have improved. Early-stage residential real estate delinquencies (30—89 days delinquent) continued to show improvement in the first quarter of 2011, while late-stage residential real estate delinquencies (150+ days delinquent) stabilized but remained elevated. The elevated level of these credit quality metrics is due, in part, to loss-mitigation activities currently being undertaken and elongated foreclosure processing timelines. Losses related to these loans continued to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios.
Actions taken by the Firm since 2007 to tighten underwriting and loan qualification standards, and to eliminate certain products and loan origination channels, have resulted in the reduction of credit risk and improved credit performance for recent loan vintages.

The following table presents managed consumer credit–related information (including RFS, CS and residential real estate loans reported in the Corporate/Private Equity segment) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
Consumer

					Three months ended March 31,
	Credit		Nonaccrual				Average annual
	exposure		loans(h)(i)		Net charge-offs		net charge-off rates(j)
	March 31,	Dec. 31,	March 31,	Dec. 31,
(in millions, except ratios)	2011	2010	2011	2010	2011	2010	2011	2010

Consumer, excluding credit card Loans, excluding PCI loans and loans held-for-sale
Home equity — senior lien(a)	$24,071	$24,376	$470	$479	$65	$69	1.08%	1.04%
Home equity — junior lien(b)	61,182	64,009	793	784	655	1,057	4.26	5.90
Prime mortgage, including option ARMs	74,682	74,539	4,166	4,320	171	485	0.93	2.55
Subprime mortgage	10,841	11,287	2,106	2,210	186	457	6.80	13.43
Auto(c)	47,411	48,367	120	141	47	102	0.40	0.88
Business banking	16,957	16,812	810	832	119	191	2.86	4.58
Student and other	15,089	15,311	107	67	86	78	2.29	1.87

Total loans, excluding PCI loans and loans held-for-sale	250,233	254,701	8,572	8,833	1,329	2,439	2.14	3.65

Loans — PCI(d)
Home equity	23,973	24,459	NA	NA	NA	NA	NA	NA
Prime mortgage	16,725	17,322	NA	NA	NA	NA	NA	NA
Subprime mortgage	5,276	5,398	NA	NA	NA	NA	NA	NA
Option ARMs	24,791	25,584	NA	NA	NA	NA	NA	NA

Total loans — PCI	70,765	72,763	NA	NA	NA	NA	NA	NA

Total loans — retained	320,998	327,464	8,572	8,833	1,329	2,439	1.66	2.82

Loans held-for-sale(e)	188	154	—	—	—	—	—	—

Total consumer, excluding credit card loans	321,186	327,618	8,572	8,833	1,329	2,439	1.66	2.82

Lending-related commitments
Home equity — senior lien(a)(f)	17,406	17,662
Home equity — junior lien(b)(f)	30,146	30,948
Prime mortgage	745	1,266
Subprime mortgage	—	—
Auto	5,947	5,246
Business banking	9,808	9,702
Student and other	508	579

Total lending-related commitments	64,560	65,403

Total consumer exposure, excluding credit card	385,746	393,021

Credit Card
Loans retained(g)	124,791	135,524	2	2	2,226	4,512	6.97	11.75
Loans held-for-sale	4,012	2,152	—	—	—	—	—	—

Total credit card loans	128,803	137,676	2	2	2,226	4,512	6.97	11.75

Lending-related commitments(f)	565,813	547,227

Total credit card exposure	694,616	684,903

Total consumer credit portfolio	$1,080,362	$1,077,924	$8,574	$8,835	$3,555	$6,951	3.18%	5.56%

Memo: Total consumer credit portfolio, excluding PCI	$1,009,597	$1,005,161	$8,574	$8,835	$3,555	$6,951	3.77	6.61

(a)	Represents loans where JPMorgan Chase holds the first security interest on the property.

(b)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(c)	At March 31, 2011, and December 31, 2010, excluded operating lease—related assets of $3.9 billion and $3.7 billion, respectively.

(d)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for these loans.

(e)	Represents prime mortgage loans held-for-sale.

(f)	The credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law.

(g)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(h)	At March 31, 2011, and December 31, 2010, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $9.8 billion and $10.5 billion, respectively, that are accruing at the guaranteed reimbursement rate; and (2) student loans that are 90 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $615 million and $625 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(i)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(j)	For the three months ended March 31, 2011 and 2010, average consumer loans held-for-sale were $3.1 billion and $2.9 billion, respectively. These amounts were excluded when calculating net charge-off rates.
Consumer, excluding credit card
Portfolio analysis
The following discussion relates to the specific loan and lending-related categories. Purchased credit-impaired loans are excluded from individual loan product discussions and are addressed separately below.
Home equity: Home equity loans at March 31, 2011, were $85.3 billion, compared with $88.4 billion at December 31, 2010. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Both senior lien and junior lien nonaccrual loans remained relatively flat compared with the prior year. Early-stage delinquencies modestly improved from December 31, 2010, while net charge-offs improved from the prior year. In addition to delinquent accounts, the Firm monitors current junior lien loans where the borrower has a first mortgage loan which is either delinquent or has been modified, as such junior lien loans are considered to be at higher risk of delinquency. The portfolio contained an estimated $4 billion of such junior lien loans. The risk associated with these junior lien loans was considered in establishing the allowance for loan losses at March 31, 2011.
Mortgage: Mortgage loans at March 31, 2011, including prime, subprime and loans held-for-sale, were $85.7 billion, compared with $86.0 billion at December 31, 2010. The decrease was primarily due to charge-offs on delinquent loans, partially offset by prime mortgage originations. Net charge-offs decreased from the prior year but remained elevated.
Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale at March 31, 2011, were $74.9 billion, compared with $74.7 billion at December 31, 2010. The increase in loans was due to originations, partially offset by charge-offs on delinquent loans. Both early-stage and late-stage delinquencies showed modest improvement during the first quarter but remained elevated. Nonaccrual loans showed improvement, but also remained elevated as a result of ongoing modification activity and foreclosure processing delays. Net charge-offs declined year over year but remained high.
Option ARM loans, which are included in the prime mortgage portfolio, were $8.2 billion and $8.1 billion at March 31, 2011, and December 31, 2010, respectively, and represented 11% of the prime mortgage portfolio in both periods. The increase in option ARM loans resulted from the repurchase of loans previously securitized as the securitization entities were terminated. Option ARM loans are primarily loans with low LTV ratios and high borrower FICOs. Accordingly, the Firm expects substantially lower losses on this portfolio when compared with the PCI option ARM pool. As of March 31, 2011, approximately 7% of the option ARM borrowers were delinquent, 3% were making interest-only or negatively amortizing payments, and 90% were making amortizing payments. Substantially all borrowers within the portfolio are subject to risk of payment shock due to future payment recast as a limited number of these loans have been modified. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was not material at March 31, 2011, and December 31, 2010. The Firm estimates the following balances of option ARM loans will experience a recast that results in a payment increase: $47 million in 2011, $216 million in 2012 and $681 million in 2013. The Firm did not originate option ARMs and new originations of option ARMs were discontinued by Washington Mutual prior to the date of JPMorgan Chase’s acquisition of its banking operations.
Subprime mortgages at March 31, 2011, were $10.8 billion, compared with $11.3 billion at December 31, 2010. The decrease was due to paydowns and charge-offs on delinquent loans. Early-stage delinquencies improved during the first quarter of 2011. However, delinquencies and nonaccrual loans remained at elevated levels. Net charge-offs improved significantly from the prior year.
Auto: Auto loans at March 31, 2011, were $47.4 billion, compared with $48.4 billion at December 31, 2010. Loan balances declined due to the impact of increased competition. Delinquent and nonaccrual loans have decreased. Net charge-offs declined 54% from the prior year as a result of lower delinquencies and a decline in loss severity due to a strong used-car market nationwide. The auto loan portfolio reflected a high concentration of prime quality credits.

Business banking: Business banking loans at March 31, 2011, were $17.0 billion, compared with $16.8 billion at December 31, 2010. These loans primarily include loans that are collateralized, and generally include personal loan guarantees, and may also include Small Business Administration guarantees. Delinquent loans and nonaccrual loans have shown some improvement but nonaccrual loans continued to remain elevated. Net charge-offs declined from the prior year.
Student and other: Student and other loans at March 31, 2011, were $15.1 billion, compared with $15.3 billion at December 31, 2010. Other loans primarily include other secured and unsecured consumer loans. Delinquencies and nonaccrual loans remained elevated, while charge-offs increased slightly from the prior year quarter.
Purchased credit-impaired loans: PCI loans at March 31, 2011, were $70.8 billion compared with $72.8 billion at December 31, 2010. This portfolio represents loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition.
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
The Firm’s allowance for loan losses for the home equity, prime mortgage, subprime mortgage and option ARM PCI pools was $1.6 billion, $1.8 billion, $98 million and $1.5 billion, respectively, at both March 31, 2011, and December 31, 2010.
Approximately 38% of the option ARM PCI loans were delinquent, 4% were making interest-only or negatively amortizing payments, and 58% were making amortizing payments. Approximately 35% of current borrowers are subject to risk of payment shock due to future payment recast; substantially all of the remaining loans have been modified to a fixed rate fully amortizing loan. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $1.3 billion and $1.4 billion at March 31, 2011, and December 31, 2010, respectively. The Firm estimates the following balances of option ARM PCI loans will experience a recast that results in a payment increase: $745 million in 2011, $2.3 billion in 2012 and $379 million in 2013.
The following table provides a summary of lifetime loss estimates included in both the nonaccretable difference and the allowance for loan losses. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

	Lifetime loss estimates(a)		LTD liquidation losses(b)
	March 31,	December 31,	March 31,	December 31,
(in billions)	2011	2010	2011	2010

Home equity	$14.7	$14.7	$9.3	$8.8
Prime mortgage	4.9	4.9	1.7	1.5
Subprime mortgage	3.7	3.7	1.3	1.2
Option ARMs	11.6	11.6	5.3	4.9

Total	$34.9	$34.9	$17.6	$16.4

(a)	Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses only was $12.8 billion and $14.1 billion at March 31, 2011, and December 31, 2010, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent realization of loss upon loan resolution.
Geographic composition and current LTVs of residential real estate loans
The consumer credit portfolio is geographically diverse. The greatest concentration of residential real estate loans is in California. Excluding mortgage loans insured by U.S. government agencies and PCI loans, California-based loans retained represented 24% of total residential real estate loans retained at both March 31, 2011, and December 31, 2010. Of the total residential real estate loan portfolio retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, $84.4 billion, or 54%, were concentrated in California, New York, Arizona, Florida and Michigan at March 31, 2011, compared with $86.4 billion, or 54%, at December 31, 2010.
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 84% at March 31, 2011, compared with 83% at December 31, 2010. Excluding mortgage loans insured by U.S. government agencies and PCI loans, 25% of the retained portfolio had a current estimated LTV ratio greater than 100%, and 11% of the retained portfolio had a current estimated LTV ratio greater than 125% at March 31, 2011, compared with 24% with a current estimated LTV ratio greater than 100%, and 10% with a current estimated LTV ratio greater than 125%, at December 31, 2010. The decline in home prices since 2007 has a significant impact on the collateral value underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains uncertain.
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
LTV ratios and ratios of carrying values to current estimated collateral values — PCI loans

				Net	Ratio of net carrying value
March 31, 2011	Unpaid principal	Current estimated		carrying	to current estimated
(in millions, except ratios)	balance(a)	LTV ratio(b)		value(d)	collateral value(d)

Home equity	$27,397	119	%(c)	$22,390	97%
Prime mortgage	18,155	111		14,959	91
Subprime mortgage	7,845	116		5,178	77
Option ARMs	29,559	112		23,297	88

				Net	Ratio of net carrying value
December 31, 2010	Unpaid principal	Current estimated		carrying	to current estimated
(in millions, except ratios)	balance(a)	LTV ratio(b)		value(d)	collateral value(d)

Home equity	$28,312	117	%(c)	$22,876	95%
Prime mortgage	18,928	109		15,556	90
Subprime mortgage	8,042	113		5,300	74
Option ARMs	30,791	111		24,090	87

(a)	Represents the contractual amount of principal owed at March 31, 2011, and December 31, 2010.

(b)	Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models utilizing nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available.

(c)	Represents current estimated combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(d)	Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses, which was $1.6 billion for home equity, $1.8 billion for prime mortgage, $98 million for subprime mortgage and $1.5 billion for option ARMs at both March 31, 2011, and December 31, 2010. Prior period amounts have been revised to conform to the current period presentation.
PCI loans in the states of California and Florida represented 53% and 10%, respectively, of total PCI loans at both March 31, 2011, and December 31, 2010. The current estimated average LTV ratios were 120% and 144% for California and Florida loans, respectively, at March 31, 2011, compared with 118% and 135%, respectively, at December 31, 2010. Continued pressure on housing prices in California and Florida have contributed negatively to both the current estimated average LTV ratio and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio. For the PCI portfolio, 64% had a current estimated LTV ratio greater than 100%, and 33% of the PCI portfolio had a current estimated LTV ratio greater than 125% at March 31, 2011; this compared with 63% of the PCI portfolio with a current estimated LTV ratio greater than 100%, and 31% with a current estimated LTV ratio greater than 125%, at December 31, 2010.
While the current estimated collateral value is greater than the net carrying value of PCI loans, the ultimate performance of this portfolio is highly dependent on borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity, as well as on the cost of alternative housing. For further information on the geographic composition and current estimated LTVs of residential real estate – non PCI and PCI loans, see Note 13 on pages 122–138 of this Form 10-Q.

Loan modification activities
For additional information about consumer loan modification activities, including consumer loan modifications accounted for as troubled debt restructurings (“TDRs”), see Note 13 on pages 122–138 of this Form 10-Q, and Note 14 on pages 139–140 of JPMorgan Chase’s 2010 Annual Report.
Residential real estate loans: For both the Firm’s on-balance sheet loans and loans serviced for others, more than 1,098,000 mortgage modifications have been offered to borrowers and approximately 344,000 have been approved since the beginning of 2009. Of these, approximately 324,000 have achieved permanent modification as of March 31, 2011. Of the remaining 754,000 modifications, 30% are in a trial period or still being reviewed for a modification, while 70% have dropped out of the modification program or otherwise were not eligible for final modification.
The Firm is participating in the U.S. Treasury’s MHA programs and is continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”). The Firm’s other loss-mitigation programs for troubled borrowers who do not qualify for HAMP include the traditional modification programs offered by the GSE’s and Ginnie Mae, as well as the Firm’s proprietary modification programs, which include concessions similar to those offered under HAMP but with expanded eligibility criteria. In addition, the Firm has offered modification programs targeted specifically to borrowers with higher-risk mortgage products.
MHA, as well as the Firm’s other loss-mitigation programs, generally provide various concessions to financially troubled borrowers, including, but not limited to, interest rate reductions, term or payment extensions, and deferral or forgiveness of principal payments that would have otherwise been required under the terms of the original agreement. For the 70,200 on—balance sheet loans modified under HAMP and the Firm’s other loss-mitigation programs since July 1, 2009, 51% of permanent loan modifications have included interest rate reductions, 54% have included term or payment extensions, 10% have included principal deferment and 19% have included principal forgiveness. Principal forgiveness has been limited to specific modification programs to higher-risk borrowers. The sum of the percentages of the types of loan modifications exceeds 100% because, in some cases, the modification of an individual loan includes more than one type of concession.
Generally, borrowers must make at least three payments under the new terms during a trial modification period and be successfully re-underwritten with income verification before a mortgage or home equity loan can be permanently modified. When the Firm modifies home equity lines of credit, future lending commitments related to the modified loans are canceled as part of the terms of the modification.
The ultimate success of these modification programs and their impact on reducing credit losses remains uncertain given the short period of time since modification. The primary indicator used by management to monitor the success of these programs is the rate at which the modified loans redefault. Modification redefault rates are affected by a number of factors, including the type of loan modified, the borrower’s overall ability and willingness to repay the modified loan and other macroeconomic factors. Reduction in payment size for a borrower has shown to be the most significant driver in improving redefault rates. Modifications completed after July 1, 2009, whether under HAMP or under the Firm’s other modification programs, differ from modifications completed under prior programs in that they are generally fully underwritten after a successful trial payment period of at least three months. Performance metrics to date for modifications seasoned more than six months show weighted average redefault rates of 24% and 28% for HAMP and the Firm’s other modification programs, respectively. These redefault rates exclude certain recent modifications that were offered to borrowers who were current on their loans prior to modification, but who were subject to future recast risk. Redefault rates for these recent modifications are not meaningful because they have not yet seasoned. While the redefault rates for HAMP and the Firm’s other modification programs compare favorably to equivalent metrics for modifications completed under programs in effect prior to July 1, 2009, ultimate redefault rates will remain uncertain until modified loans have seasoned.

The following table presents information as of March 31, 2011, and December 31, 2010, relating to restructured on—balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as TDRs.
Restructured residential real estate loans

	March 31, 2011		December 31, 2010
		Nonaccrual		Nonaccrual
	On balance	on balance	On balance	on balance
(in millions)	sheet loans	sheet loans(d)	sheet loans	sheet loans(d)

Restructured residential real estate loans — excluding PCI loans(a)(b)
Home equity — senior lien	$234	$38	$226	$38
Home equity — junior lien	409	178	283	63
Prime mortgage, including option ARMs	2,990	570	2,084	534
Subprime mortgage	2,754	595	2,751	632

Total restructured residential real estate loans — excluding PCI loans	$6,387	$1,381	$5,344	$1,267

Restructured PCI loans(c)
Home equity	$607	NA	$492	NA
Prime mortgage	3,251	NA	3,018	NA
Subprime mortgage	3,419	NA	3,329	NA
Option ARMs	11,832	NA	9,396	NA

Total restructured PCI loans	$19,109	NA	$16,235	NA

(a)	Amounts represent the carrying value of restructured residential real estate loans.

(b)	At March 31, 2011, and December 31, 2010, $3.6 billion and $3.0 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Substantially all amounts due under the terms of these loans continue to be insured and where applicable, reimbursement of insured amounts is proceeding normally.

(c)	Amounts represent the unpaid principal balance of restructured PCI loans.

(d)	Nonaccrual loans modified in a TDR may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms or three payments subsequent to permanent modification if trial modification payments were made. As of March 31, 2011, and December 31, 2010, nonaccrual loans of $640 million and $580 million, respectively, were TDRs for which the borrowers had not yet made six payments under their modified terms.
Foreclosure prevention: Foreclosure is a last resort and the Firm makes significant efforts to help borrowers stay in their homes. Since the first quarter of 2009, the Firm has prevented two foreclosures (through loan modification, short sales and other foreclosure prevention means) for every foreclosure completed.
The Firm has a well-defined foreclosure prevention process when a borrower fails to pay on his or her loan. Customer contacts are attempted multiple times in various ways to pursue options other than foreclosure. In addition, if the Firm is unable to contact a customer, various reviews are completed of a borrower’s facts and circumstances before a foreclosure sale is completed. By the time of a foreclosure sale, borrowers have not made a payment on average for more than 14 months.
The foreclosure process is governed by laws and regulations established on a state-by-state basis. In some states, the foreclosure process involves a judicial process requiring filing documents with a court. In other states, the process is mostly non-judicial, involving various processes, some of which require filing documents with governmental agencies. During the third quarter of 2010, the Firm became aware that certain documents executed by Firm personnel in connection with the foreclosure process may not have complied with all applicable procedural requirements. For example, in certain instances, the underlying loan file review and verification of information for inclusion in an affidavit was performed by Firm personnel other than the affiant, or the affidavit may not have been properly notarized. The Firm instructed its outside foreclosure counsel to temporarily suspend foreclosures, foreclosure sales and evictions in 43 states so that it could review its processes. These matters are the subject of investigation by federal and state officials. For further discussion, see “Mortgage Foreclosure Investigations and Litigation” in Note 23 on pages 160–169 of this Form 10-Q.
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
In addition, the Firm has entered into Consent Orders with banking regulators relating to its residential mortgage servicing, foreclosure and loss mitigation activities. In their Orders, the regulators have mandated significant changes to the Firm’s servicing and default business and outlined requirements to implement these changes. The Consent Orders require, among other things, the Firm to submit, within 60 days of the Consent Orders, a comprehensive action plan setting forth the steps necessary to ensure the Firm’s residential mortgage servicing, foreclosure and loss mitigation activities are conducted in accordance with the requirements of the Consent Orders, and with respect to certain of the matters that are the subject of the action plan, they are required to implement corrective actions within 120 days of the Consent Orders. Additionally, pursuant to the Consent Orders, the Firm is required to retain an independent consultant to conduct a review of its residential foreclosure actions during the period from January 1, 2009, through December 31, 2010 (including foreclosure actions brought in respect to loans being serviced), and to remediate any errors or deficiencies identified by the independent consultant, including, if required, by reimbursing borrowers for any identified financial injury they may have incurred. For additional information, see Note 23 on pages 160-169 of this Form 10-Q.
As of March 31, 2011, the Firm has resumed initiation of new foreclosure proceedings in nearly all states in which it had previously suspended such proceedings.
Nonperforming assets
The following table presents information as of March 31, 2011, and December 31, 2010, about consumer, excluding credit card nonperforming assets.

Nonperforming assets(a) (in millions)	March 31, 2011	December 31, 2010

Nonaccrual loans(b)
Home equity — senior lien	$470	$479
Home equity — junior lien	793	784
Prime mortgage, including option ARMs	4,166	4,320
Subprime mortgage	2,106	2,210
Auto	120	141
Business banking	810	832
Student and other	107	67

Total nonaccrual loans	8,572	8,833

Assets acquired in loan satisfactions
Real estate owned	1,211	1,294
Other	52	67

Total assets acquired in loan satisfactions	1,263	1,361

Total nonperforming assets	$9,835	$10,194

(a)	At March 31, 2011, and December 31, 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.8 billion and $10.5 billion, respectively, that are accruing at the guaranteed reimbursement rate; (2) real estate owned insured by U.S. government agencies of $2.3 billion and $1.9 billion million, respectively; and (3) student loans that are 90 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $615 million and $625 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(b)	Excludes PCI loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.
Nonaccrual loans: Total consumer nonaccrual loans, excluding credit card, were $8.6 billion, compared with $8.8 billion at December 31, 2010. Nonaccrual loans have stabilized, but remained at elevated levels. The increase in loan modification activities is expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios as a result of both redefault of modified loans as well as a result of the Firm’s policy that modified loans remain in nonaccrual status until repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms or three payments subsequent to permanent modification if trial modification payments were made. Nonaccrual loans in the residential real estate portfolio totaled $7.5 billion at March 31, 2011, of which 74% were greater than 150 days past due; this compared with nonaccrual residential real estate loans of $7.8 billion at December 31, 2010, of which 71% were greater than 150 days past due. Modified residential real estate loans of $1.4 billion and $1.3 billion at March 31, 2011, and December 31, 2010, respectively, were classified as nonaccrual loans. Of these modified residential real estate loans, $640 million and $580 million had yet to make six payments under their modified terms at March 31, 2011, and December 31, 2010, respectively, with the remaining nonaccrual modified loans having redefaulted. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 47% and 46% to estimated collateral value at March 31, 2011, and December 31, 2010, respectively.

Real estate owned (“REO”): REO assets, excluding those insured by U.S. government agencies, decreased by $83 million from December 31, 2010, to $1.2 billion.
Credit Card
Total credit card loans were $128.8 billion at March 31, 2011, a decrease of $8.9 billion from December 31, 2010, due to seasonality, higher repayment rates, and runoff of the Washington Mutual portfolio.
For the retained credit card loan portfolio the 30+ day delinquency rate decreased to 3.57% at March 31, 2011, from 4.14% at December 31, 2010, while the net charge-off rate decreased to 6.97%, for the three months ended March 31, 2011, from 11.75% for the three months ended March 31, 2010. The delinquency trend is showing improvement, especially within early-stage delinquencies. Charge-offs have improved as a result of lower delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. The greatest geographic concentration of credit card retained loans is in California which represented 13% of total retained loans at both March 31, 2011, and December 31, 2010. Loan concentration for the top five states of California, New York, Texas, Florida and Illinois consisted of $50.3 billion in receivables, or 40% of the retained loan portfolio, at March 31, 2011, compared with $54.4 billion, or 40%, at December 31, 2010.
Total retained credit card loans, excluding the Washington Mutual portfolio, were $112.4 billion at March 31, 2011, compared with $121.8 billion at December 31, 2010. The 30+ day delinquency rate was 3.23% at March 31, 2011, down from 3.73% at December 31, 2010, while the net charge-off rate decreased to 6.29% for the three months ended March 31, 2011, from 10.54% for the three months ended March 31, 2010.
Retained credit card loans in the Washington Mutual portfolio were $12.4 billion at March 31, 2011, compared with $13.7 billion at December 31, 2010. The Washington Mutual portfolio’s 30+ day delinquency rate was 6.63% at March 31, 2011, down from 7.74% at December 31, 2010. The net charge-off rate for the three months ended March 31, 2011, and 2010 was 12.98%, and 20.62%, respectively.
Modifications of credit card loans
For additional information about loan modification programs to borrowers, see Modifications of credit card loans on pages 137–138 of JPMorgan Chase’s 2010 Annual Report.
At March 31, 2011, and December 31, 2010, the Firm had $9.2 billion and $10.0 billion, respectively, of on—balance sheet credit card loans outstanding that have been modified in TDRs. These balances include both credit card loans with modified payment terms and credit card loans that have reverted back to their pre-modification payment terms. The decrease in modified credit card loans outstanding from December 31, 2010, to March 31, 2011, is primarily attributable to a reduction in new modifications, while on-going payments or charge-offs on previously modified credit card loans also contributed to reducing the balance.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status. However, the Firm establishes an allowance for the estimated uncollectible portion of billed and accrued interest and fee income on credit card loans, which is reflected as a charge to interest income.

COMMUNITY REINVESTMENT ACT EXPOSURE
The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes. JPMorgan Chase is a national leader in community development by providing loans, investments and community development services in communities across the United States.
At both March 31, 2011, and December 31, 2010, the Firm’s CRA loan portfolio was approximately $16 billion. At March 31, 2001, and December 31, 2010, 64% and 65%, respectively, of the CRA portfolio were residential mortgage loans; 17% and 15%, respectively, were business banking loans; 9% were commercial real estate loans at both periods; and 10% and 11%, respectively, were other loans. CRA nonaccrual loans were 5% and 6% of the Firm’s nonaccrual loans at March 31, 2011, and December 31, 2010, respectively. Net charge-offs in the CRA portfolio were 2% and 3%, respectively, of the Firm’s net charge-offs for the three months ended March 31, 2011 and 2010.
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
For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 86–89 and Note 14 on pages 139–140 of this Form 10-Q.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of March 31, 2011, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses inherent in the portfolio).
The allowance for credit losses was $30.4 billion at March 31, 2011, a decrease of $2.5 billion from $33.0 billion at December 31, 2010. The credit card allowance for loan losses decreased $2.0 billion from December 31, 2010, primarily as a result of lower estimated losses. The wholesale allowance for loan losses decreased by $527 million from December 31, 2010, primarily related to the impact of loan sales.
The allowance for lending-related commitments for both wholesale and consumer, excluding credit card, which is reported in other liabilities, was $688 million and $717 million at March 31, 2011, and December 31, 2010, respectively.

The credit ratios in the table below are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value.
Summary of changes in the allowance for credit losses

	2011				2010
		Consumer,				Consumer,
Three months ended March 31,		excluding				excluding
(in millions, except ratios)	Wholesale	credit card	Credit Card	Total	Wholesale	credit card	Credit Card	Total

Allowance for loan losses
Beginning balance at January 1,	$4,761	$16,471	$11,034	$32,266	$7,145	$14,785	$9,672	$31,602
Cumulative effect of change in accounting principles(a)	—	—	—	—	14	127	7,353	7,494
Gross charge-offs	253	1,460	2,631	4,344	1,014	2,555	4,882	8,451
Gross (recoveries)	(88)	(131)	(405)	(624)	(55)	(116)	(370)	(541)

Net charge-offs	165	1,329	2,226	3,720	959	2,439	4,512	7,910
Provision for loan losses	(359)	1,329	226	1,196	(257)	3,736	3,512	6,991
Other	(3)	4	7	8	(1)	3	7	9

Ending balance	$4,234	$16,475	$9,041	$29,750	$5,942	$16,212	$16,032	$38,186

Impairment methodology
Asset-specific(b)(c)(d)	$1,030	$1,067	$3,819	$5,916	$1,557	$911	$5,402	$7,870
Formula-based(d)	3,204	10,467	5,222	18,893	4,385	12,490	10,630	27,505
PCI	—	4,941	—	4,941	—	2,811	—	2,811

Total allowance for loan losses	$4,234	$16,475	$9,041	$29,750	$5,942	$16,212	$16,032	$38,186

Allowance for lending-related commitments
Beginning balance at January 1,	$711	$6	$—	$717	$927	$12	$—	$939
Cumulative effect of change in accounting principles(a)	—	—	—	—	(18)	—	—	(18)
Provision for lending-related commitments	(27)	—	—	(27)	21	(2)	—	19
Other	(2)	—	—	(2)	—	—	—	—

Ending balance	$682	$6	$—	$688	$930	$10	$—	$940

Impairment methodology
Asset-specific	$184	$—	$—	$184	$296	$—	$—	$296
Formula-based	498	6	—	504	634	10	—	644

Total allowance for lending-related commitments	$682	$6	$—	$688	$930	$10	$—	$940

Total allowance for credit losses	$4,916	$16,481	$9,041	$30,438	$6,872	$16,222	$16,032	$39,126

Memo:
Retained loans, end of period	$229,648	$320,998	$124,791	$675,437	$210,211	$347,370	$149,260	$706,841
Retained loans, average	226,544	323,961	129,535	680,040	211,599	351,159	155,790	718,548
PCI loans	56	70,765	—	70,821	107	79,323	—	79,430

Credit ratios
Allowance for loan losses to retained loans	1.84%	5.13%	7.24%	4.40%	2.83%	4.67%	10.74%	5.40%
Allowance for loan losses to retained nonaccrual loans(d)	92	192	NM	226	101	150	NM	228
Allowance for loan losses to retained nonaccrual loans excluding credit card	92	192	NM	157	101	150	NM	133
Net charge-off rates(e)	0.30	1.66	6.97	2.22	1.84	2.82	11.75	4.46
Credit ratios excluding home lending PCI loans
Allowance for loan losses to retained loans(f)	1.84	4.61	7.24	4.10	2.83	5.00	10.74	5.64
Allowance for loan losses to retained nonaccrual loans(d)(f)	92	135	NM	189	101	124	NM	212
Allowance for loan losses to retained nonaccrual loans excluding credit card(d)(f)	92	135	NM	120	101	124	NM	116

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, $7.4 billion, $14 million and $127 million, respectively, of allowance for loan losses were recorded on-balance sheet with the consolidation of these entities. For further discussion, see Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report.

(b)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(c)	The asset-specific consumer, excluding credit card, allowance for loan losses includes TDR reserves of $970 million and $754 million at March 31, 2011 and 2010, respectively.

(d)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under the guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(e)	Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses recorded as purchase accounting adjustments at the time of acquisition.

(f)	Excludes the impact of PCI loans acquired as part of the Washington Mutual transaction.
Provision for credit losses
The provision for credit losses was $1.2 billion for the three months ended March 31, 2011, down by $5.8 billion, or 83%, from the prior year. Excluding credit card, the consumer provision for credit losses was $1.3 billion, down by $2.4 billion, or 64%, from the prior-year driven by the absence of additions to the allowance for loan losses and lower net charge-offs. The credit card provision for credit losses was $226 million, down by $3.3 billion, or 94%, from the prior-year driven primarily by improved delinquency trends and a reduction in the allowance for loan losses as a result of lower estimated losses. The wholesale provision for credit losses was a benefit of $386 million, compared with a benefit of $236 million from the prior-year primarily reflecting continued improvement in the credit environment from the year-ago period.

			Provision for lending-		Total provision
	Provision for loan losses		related commitments		for credit losses
Three months ended March 31, (in millions)	2011	2010	2011	2010	2011	2010

Wholesale	$(359)	$(257)	$(27)	$21	$(386)	$(236)
Consumer, excluding credit card	1,329	3,736	—	(2)	1,329	3,734
Credit card	226	3,512	—	—	226	3,512

Total provision for credit losses	$1,196	$6,991	$(27)	$19	$1,169	$7,010

MARKET RISK MANAGEMENT
For a discussion of the Firm’s market risk management organization, major market risk drivers and classification of risks, see pages 142–146 of JPMorgan Chase’s 2010 Annual Report.
Value-at-risk
JPMorgan Chase utilizes VaR, a statistical risk measure, to estimate the potential loss from adverse market moves. Each business day, as part of its risk management activities, the Firm undertakes a comprehensive VaR calculation that includes the majority of its material market risks. VaR provides a consistent cross-business measure of risk profiles and levels of diversification and is used for comparing risks across businesses and monitoring limits. These VaR results are reported to senior management and regulators, and they are utilized in regulatory capital calculations.
The Firm calculates VaR to estimate possible economic outcomes for current positions using historical data from the previous 12 months. This approach assumes that historical changes in market values are representative of current risk; this assumption may not always be valid. VaR is calculated using a one-day time horizon and an expected tail-loss methodology, which approximates a 95% confidence level. This means the Firm would expect to incur losses greater than that predicted by VaR estimates five times in every 100 trading days, or about 12 to 13 times a year.

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.
Total IB trading VaR by risk type, credit portfolio VaR and other VaR

	Three months ended March 31,
	2011						2010						At March 31,
(in millions)	Avg.		Min.		Max		Avg.		Min.		Max		2011		2010

IB VaR by risk type:
Fixed income	$49		$44		$56		$69		$43		$84		$55		$56
Foreign exchange	11		9		17		13		7		20		11		15
Equities	29		19		42		24		10		52		22		20
Commodities and other	13		8		20		15		11		23		10		14
Diversification benefit to IB trading VaR	(38	)(a)	NM	(b)	NM	(b)	(49	)(a)	NM	(b)	NM	(b)	(37	)(a)	(43	)(a)

IB trading VaR	$64		$40		$80		$72		$43		$102		$61		$62
Credit portfolio VaR	26		22		33		19		15		25		28		20
Diversification benefit to IB trading and credit portfolio VaR	(7	)(a)	NM	(b)	NM	(b)	(9	)(a)	NM	(b)	NM	(b)	(7	)(a)	(8	)(a)

Total IB trading and credit portfolio VaR	$83		$53		$102		$82		$53		$116		$82		$74

Mortgage Banking VaR	16		10		32		25		15		38		18		25
Chief Investment Office (“CIO”) VaR	60		55		64		70		59		80		55		77
Diversification benefit to total other VaR	(14	)(a)	NM	(b)	NM	(b)	(13	)(a)	NM	(b)	NM	(b)	(13	)(a)	(16	)(a)

Total other VaR	$62		$55		$69		$82		$70		$100		$60		$86

Diversification benefit to total IB and other VaR	(57	)(a)	NM	(b)	NM	(b)	(66	)(a)	NM	(b)	NM	(b)	(56	)(a)	(83	)(a)

Total IB and other VaR	$88		$67		$104		$98		$67		$137		$86		$77

(a)	Average VaR and period-end VaR were less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(b)	Designated as not meaningful (“NM”), because the minimum and maximum may occur on different days for different risk components, and hence it is not meaningful to compute a portfolio-diversification effect.
VaR Measurement
IB trading VaR includes substantially all trading activities in IB, including the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute. The Firm uses proxies to estimate the VaR for these products, since daily time series are largely not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. In addition, for certain products included in IB trading and credit portfolio VaR, particular risk parameters are not fully captured — for example, correlation risk.
Credit portfolio VaR includes the derivative credit valuation adjustment (“CVA”), hedges of the CVA and mark-to-market (“MTM”) hedges of the retained loan portfolio, which are reported in principal transactions revenue. However, Credit portfolio VaR does not include the retained portfolio, which is not MTM.
Total other VaR includes certain positions employed as part of the Firm’s risk management function within the Chief Investment Office (“CIO”) and in the Mortgage Banking business. CIO VaR includes positions, primarily in debt securities and credit products, used to manage structural and other risks including interest rate, credit and mortgage risks arising from the Firm’s ongoing business activities. Mortgage Banking VaR includes the Firm’s mortgage pipeline and warehouse loans, MSRs and all related hedges.
In the Firm’s view, including IB trading and credit portfolio VaR within total other VaR produces a more complete and transparent perspective of the Firm’s market risk profile.
As noted above, IB, Credit portfolio and other VaR does not include the retained credit portfolio, which is not marked to market; however, it does include hedges of those positions. It also does not include debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm, principal investments (mezzanine financing, tax-oriented investments, etc.), and certain securities and investments held by the Corporate/Private Equity line of business, including private equity investments, capital management positions and longer-term investments managed by CIO. These longer-term positions are managed through the Firm’s earnings at risk and other cash flow monitoring processes, rather than by using a VaR measure. Principal investing activities and Private Equity positions are managed using stress and scenario analyses. See the DVA Sensitivity table on page 84 of this Form 10-Q for further details. For a discussion of Corporate/Private Equity, see pages 38–39 of this Form 10-Q.

First-quarter 2011 VaR results
As presented in the table, average total IB and other VaR totaled $88 million for the first three months of 2011, compared with $98 million for the comparable 2010 period. The decrease in average VaR was driven by a decline in market volatility, as well as a reduction in exposures, primarily in CIO and Mortgage Banking. Average total IB trading and credit portfolio VaR for the first three months of 2011 was $83 million, compared with $82 million for the first quarter of 2010.
CIO VaR averaged $60 million for the first three months of 2011, compared with $70 million a year ago. Mortgage Banking VaR averaged $16 million for the first three months of 2011, compared with $25 million a year ago. Decreases in CIO and Mortgage Banking VaR for 2011 were driven by the decline in market volatility and position changes.
The Firm’s average IB and other VaR diversification benefit was $57 million or 39% of the sum for the first three months of 2011, compared with $66 million or 40% of the sum for the first three months of 2010. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm conducts daily back-testing of VaR against its market risk-related revenue, which is defined as the change in value of: principal transactions revenue for IB and CIO (less Private Equity gains/losses and revenue from longer-term CIO investments); trading-related net interest income for IB, CIO and Mortgage Banking; IB brokerage commissions, underwriting fees or other revenue; revenue from syndicated lending facilities that the Firm intends to distribute; and mortgage fees and related income for the Firm’s mortgage pipeline and warehouse loans, MSRs, and all related hedges. Daily firmwide market risk—related revenue excludes gains and losses from DVA.
The following histogram illustrates the daily market risk—related gains and losses for IB, CIO and Mortgage Banking positions for the first three months of 2011. The chart shows that the Firm posted market risk—related gains on each of the 64 days in this period, with seven days exceeding $160 million.

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
Debit valuation adjustment sensitivity

1 Basis point increase
(in millions)	in JPMorgan Chase’s credit spread

March 31, 2011	$35
December 31, 2010	35

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
Earnings-at-risk stress testing
The VaR and stress-test measures described above illustrate the total economic sensitivity of the Firm’s Consolidated Balance Sheets to changes in market variables. The effect of interest rate exposure reported on net income is also important. For further discussion on the effect of interest rate exposure, see pages 145–146 of JPMorgan Chase’s 2010 Annual Report.
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
JPMorgan Chase’s 12-month pretax earnings sensitivity profiles as of March 31, 2011, and December 31, 2010, were as follows.

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp	-200bp

March 31, 2011	$2,340	$1,427	NM(a)	NM(a)
December 31, 2010	2,465	1,483	NM(a)	NM(a)

(a)	Downward 100- and 200-basis-point parallel shocks result in a Fed Funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.
The change in earnings at risk from December 31, 2010, resulted from investment portfolio repositioning, partially offset by assumed higher levels of deposit balances. The Firm’s risk to rising rates was largely the result of widening deposit margins, which are currently compressed due to very low short-term interest rates.
Additionally, under another interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax earnings benefit of $691 million. The increase in earnings under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.

PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 147 of JPMorgan Chase’s 2010 Annual Report. At March 31, 2011, and December 31, 2010, the carrying value of the Private Equity portfolio was $10.1 billion and $8.7 billion, respectively, of which $731 million and $875 million, respectively, represented securities with publicly available market quotations.
OPERATIONAL RISK MANAGEMENT
For a discussion of JPMorgan Chase’s Operational Risk Management, see pages 147–148 of JPMorgan Chase’s 2010 Annual Report.
REPUTATION AND FIDUCIARY RISK MANAGEMENT
For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 148 of JPMorgan Chase’s 2010 Annual Report.
SUPERVISION AND REGULATION
The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1–5 of JPMorgan Chase’s 2010 Form 10-K.
Dividends
At March 31, 2011, JPMorgan Chase’s bank subsidiaries could pay, in the aggregate, $3.1 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses inherent in the portfolio as of the balance sheet date. The allowance for lending-related commitments is established to cover probable losses in the lending-related commitments portfolio. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for Credit Losses on pages 149–150, and Note 15 on pages 239–243 of JPMorgan Chase’s 2010 Annual Report; for amounts recorded as of March 31, 2011 and 2010, see Allowance for Credit Losses on pages 79–81, and Note 14 on pages 139–140 of this Form 10-Q.
As noted in the discussion on page 149 of JPMorgan Chase’s 2010 Annual Report, the Firm’s wholesale allowance is sensitive to the risk rating assigned to a loan. As of March 31, 2011, assuming a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale portfolio, the allowance for loan losses for the wholesale portfolio would increase by approximately $1.2 billion. This sensitivity analysis is hypothetical. In the Firm’s view, the likelihood of a one-notch downgrade for all wholesale loans within a short timeframe is remote. The purpose of this analysis is to provide an indication of the impact of risk ratings on the estimate of the allowance for loan losses for wholesale loans. It is not intended to imply management’s expectation of future deterioration in risk ratings. Given the process the Firm follows in determining the risk ratings of its loans, management believes the risk ratings currently assigned to wholesale loans are appropriate.

The allowance for credit losses for the consumer portfolio, including credit card, is sensitive to changes in the economic environment, delinquency status, the realizable value of collateral, FICO scores, borrower behavior and other risk factors, and is intended to represent management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date. The credit performance of the consumer portfolio across the entire consumer credit product spectrum has stabilized but high unemployment and weak overall economic conditions continue to result in an elevated level of charge-offs, while weak housing prices continue to negatively affect the severity of losses realized on residential real estate loans that default. Significant judgment is required to estimate the duration and severity of the recent economic downturn, as well as its potential impact on housing prices and the labor market. While the allowance for credit losses is highly sensitive to both home prices and unemployment rates, in the current market it is difficult to estimate how potential changes in one or both of these factors might affect the allowance for credit losses. For example, while both factors are important determinants of overall allowance levels, changes in one factor or the other may not occur at the same rate, or changes may be directionally inconsistent such that improvement in one factor may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across all geographies or product types. Finally, it is difficult to predict the extent to which changes in both or either of these factors would ultimately affect the frequency of losses, the severity of losses or both; overall loss rates are a function of both the frequency and severity of individual loan losses.
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

	March 31, 2011			December 31, 2010
	Total at			Total at
(in billions)	fair value	Level 3 total		fair value	Level 3 total

Trading debt and equity instruments(a)	$422.4	$33.6		$409.4	$33.9
Derivative receivables — gross	1,340.5	33.7		1,529.4	35.3
Netting adjustment	(1,261.8)	—		(1,448.9)	—

Derivative receivables — net	78.7	33.7	(d)	80.5	35.3	(d)
AFS securities	334.8	15.5		316.3	14.3
Loans	1.8	1.4		2.0	1.5
MSRs	13.1	13.1		13.6	13.6
Private equity investments	9.6	8.9		8.7	7.9
Other(b)	45.4	4.5		43.8	4.1

Total assets measured at fair value on a recurring basis	905.8	110.7		874.3	110.6
Total assets measured at fair value on a nonrecurring basis(c)	7.4	5.4		10.1	4.2

Total assets measured at fair value	$913.2	$116.1	(e)	$884.4	$114.8	(e)

Total Firm assets	$2,198.2			$2,117.6

Level 3 assets as a percentage of total Firm assets		5%			5%
Level 3 assets as a percentage of total Firm assets at fair value		13			13

(a)	Includes physical commodities generally carried at the lower of cost or fair value.

(b)	Includes certain securities purchased under resale agreements, securities borrowed, accrued interest receivable and other investments.

(c)	Predominantly includes mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral, and on credit card and leveraged lending loans carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(d)	Derivative receivable and derivative payable balances, and the related cash collateral received and paid, are presented net on the Consolidated Balance Sheets where there is a legally enforceable master netting agreement in place with counterparties. For purposes of the table above, the Firm does not reduce level 3 derivative receivable balances for netting adjustments, as such an adjustment is not relevant to a presentation based on the transparency of inputs to the valuation. Therefore, the derivative balances reported in the fair value hierarchy levels are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $12.1 billion and $12.7 billion at March 31, 2011, and December 31, 2010, respectively, exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(e)	At March 31, 2011, and December 31, 2010, included $63.0 billion and $66.0 billion, respectively, of level 3 assets, consisting of recurring and nonrecurring assets carried by IB.

Valuation
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs — including, but not limited to, yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of changes in level 3 assets, see Note 3 on pages 94–105 of this Form 10-Q.
Imprecision in estimating unobservable market inputs can affect the amount of revenue or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 on pages 170–187 of JPMorgan Chase’s 2010 Annual Report.
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans with evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Firm would be unable to collect all contractually required payments receivable. These loans are considered to be PCI loans and are accounted for as described in Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report. The application of the accounting guidance for PCI loans requires a number of significant estimates and judgments, such as determining: (i) which loans are within the scope of PCI accounting guidance, (ii) the fair value of the PCI loans at acquisition, (iii) how loans are aggregated to apply the guidance on accounting for pools of loans, and (iv) estimates of cash flows to be collected over the term of the loans. For additional information on PCI loans, including the significant assumptions, estimates and judgment involved, see PCI loans on pages 152–153 of JPMorgan Chase’s 2010 Annual Report and Note 14 on pages 139–140 of this Form 10-Q.
As of March 31, 2011, a 1% decrease in expected future principal cash payments for the entire portfolio of PCI loans would result in the recognition of an allowance for loan losses for these loans of approximately $650 million.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 153 of JPMorgan Chase’s 2010 Annual Report.
During the three months ended March 31, 2011, the Firm updated the discounted cash flow valuations of certain consumer lending businesses in RFS and CS, which continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. The assumptions used in the valuation of these businesses include a) estimates of future cash flows for the business (which are dependent on portfolio outstanding balances, net interest margin, operating expense, credit losses and the amount of capital necessary given the risk of business activities to meet regulatory capital requirements), and (b) the cost of equity used to discount those cash flows to a present value. Each of these factors requires significant judgment and the assumptions used are based on management’s best estimate and most current projections, including the anticipated effects of regulatory and legislative changes, derived from the Firm’s business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in the Business Outlook on pages 8–10 of this Form 10-Q, and, in the longer term, incorporate a set of macroeconomic assumptions and the Firm’s best estimates of long-term growth and returns of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.

In addition, for its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes) and prior projections of business performance. Based upon the updated valuations for its consumer lending businesses and reviews of its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at March 31, 2011. However, the fair value of the Firm’s consumer lending businesses in RFS and CS each exceeded their carrying values by approximately 18% and 7% respectively and the associated goodwill remains at an elevated risk of impairment due to their exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. For example, in RFS, such declines could result from deterioration in economic conditions that result in increased credit losses, including decreases in home prices beyond management expectations. In CS, such declines could result from deterioration in economic conditions such as increased unemployment claims or bankruptcy filings that result in increased credit losses or changes in customer behavior that cause decreased account activity or receivable balances. In both RFS and CS, such declines could also result from unanticipated effects of regulatory or legislative changes.
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
For additional information on goodwill, see Note 16 on pages 149–150 of this Form 10-Q.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 154 of JPMorgan Chase’s 2010 Annual Report.
ACCOUNTING AND REPORTING DEVELOPMENTS
Fair value measurements and disclosures
In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy are effective for interim reporting periods beginning after December 15, 2009; the Firm adopted this guidance in the first quarter of 2010. For additional information about the impact of the adoption of the new fair value measurements guidance, see Note 3 on pages 94–105 of this Form 10-Q. In addition, a new requirement to provide purchases, sales, issuances and settlements in the level 3 rollforward on a gross basis is effective for fiscal years beginning after December 15, 2010. The Firm adopted the new guidance, effective January 1, 2011.
Disclosures about the credit quality of financing receivables and the allowance for credit losses
In July 2010, the FASB issued guidance that requires enhanced disclosures surrounding the credit characteristics of the Firm’s loan portfolio. Under the new guidance, the Firm is required to disclose its accounting policies; the methods it uses to determine the components of the allowance for credit losses; and qualitative and quantitative information about the credit risk inherent in the loan portfolio, including additional information on certain types of loan modifications. For the Firm, the new disclosures, other than those related to loan modifications, became effective for the 2010 Annual Report. For additional information, see Notes 13 and 14 on pages 122–140 of this Form 10-Q. The adoption of this guidance only affected JPMorgan Chase’s disclosures of financing receivables and not its Consolidated Balance Sheets or results of operations. New disclosures regarding TDRs will become effective for the third quarter 2011 Form 10-Q.
Determining whether a restructuring is a troubled debt restructuring
In April 2011, the FASB issued guidance to clarify existing standards for determining whether a restructuring represents a TDR from the perspective of the creditor. The guidance is effective in the third quarter of 2011, and must be applied retrospective to January 1, 2011. The Firm does not expect that the implementation of this new guidance will have a significant impact on the Firm’s Consolidated Balance Sheets or results of operations.
Accounting for repurchase and similar agreements
In April 2011, the FASB issued guidance that amends the criteria used to assess whether repurchase and similar agreements should be accounted for as financings or sales (purchases) with forward agreements to repurchase (resell). Specifically, the guidance eliminates circumstances in which the lack of adequate collateral maintenance requirements could result in a repurchase agreement being accounted for as a sale. The guidance is effective for new transactions or existing transactions that are modified beginning January 1, 2012. The Firm has accounted for its repurchase and similar agreements as secured financings, and therefore, the Firm does not expect the application of this guidance will have a significant impact on the Firm’s Consolidated Balance Sheets or results of operations.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(in millions, except per share data)	2011	2010

Revenue
Investment banking fees	$1,793	$1,461
Principal transactions	4,745	4,548
Lending-and deposit-related fees	1,546	1,646
Asset management, administration and commissions	3,606	3,265
Securities gains(a)	102	610
Mortgage fees and related income	(487)	658
Credit card income	1,437	1,361
Other income	574	412

Noninterest revenue	13,316	13,961

Interest income	15,447	16,845
Interest expense	3,542	3,135

Net interest income	11,905	13,710

Total net revenue	25,221	27,671

Provision for credit losses	1,169	7,010

Noninterest expense
Compensation expense	8,263	7,276
Occupancy expense	978	869
Technology, communications and equipment expense	1,200	1,137
Professional and outside services	1,735	1,575
Marketing	659	583
Other expense	2,943	4,441
Amortization of intangibles	217	243

Total noninterest expense	15,995	16,124

Income before income tax expense	8,057	4,537
Income tax expense	2,502	1,211

Net income	$5,555	$3,326

Net income applicable to common stockholders	$5,136	$2,974

Net income per common share data
Basic earnings per share	$1.29	$0.75
Diluted earnings per share	1.28	0.74

Weighted-average basic shares	3,981.6	3,970.5
Weighted-average diluted shares	4,014.1	3,994.7

Cash dividends declared per common share	$0.25	$0.05

(a)	The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended March 31,
	2011	2010

Total other-than-temporary impairment losses	$(27)	$(94)
Losses recorded in/(reclassified from) other comprehensive income	(3)	(6)

Total credit losses recognized in income	$(30)	$(100)

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in millions, except share data)	2011	2010

Assets
Cash and due from banks	$23,469	$27,567
Deposits with banks	80,842	21,673
Federal funds sold and securities purchased under resale agreements (included $19,998 and $20,299 at fair value)	217,356	222,554
Securities borrowed (included $15,334 and $13,961 at fair value)	119,000	123,587
Trading assets (included assets pledged of $100,385 and $73,056)	501,148	489,892
Securities (included $334,784 and $316,318 at fair value and assets pledged of $93,668 and $86,891)	334,800	316,336
Loans (included $1,805 and $1,976 at fair value)	685,996	692,927
Allowance for loan losses	(29,750)	(32,266)

Loans, net of allowance for loan losses	656,246	660,661
Accrued interest and accounts receivable	79,236	70,147
Premises and equipment	13,422	13,355
Goodwill	48,856	48,854
Mortgage servicing rights	13,093	13,649
Other intangible assets	3,857	4,039
Other assets (included $19,610 and $18,201 at fair value and assets pledged of $1,603 and $1,485)	106,836	105,291

Total assets(a)	$2,198,161	$2,117,605

Liabilities
Deposits (included $4,277 and $4,369 at fair value)	$995,829	$930,369
Federal funds purchased and securities loaned or sold under repurchase agreements (included $6,214 and $4,060 at fair value)	285,444	276,644
Commercial paper	46,022	35,363
Other borrowed funds (included $10,616 and $9,931 at fair value)	36,704	34,325
Trading liabilities	141,393	146,166
Accounts payable and other liabilities (included the allowance for lending-related commitments of $688 and $717 and $146 and $236 at fair value)	171,638	170,330
Beneficial interests issued by consolidated variable interest entities (included $1,276 and $1,495 at fair value)	70,917	77,649
Long-term debt (included $37,915 and $38,839 at fair value)	269,616	270,653

Total liabilities(a)	2,017,563	1,941,499

Commitments and contingencies (see Notes 21 and 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 780,000 shares)	7,800	7,800
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	94,660	97,415
Retained earnings	78,342	73,998
Accumulated other comprehensive income/(loss)	712	1,001
Shares held in RSU Trust, at cost (1,191,389 and 1,192,712 shares)	(53)	(53)
Treasury stock, at cost (118,308,413 and 194,639,785 shares)	(4,968)	(8,160)

Total stockholders’ equity	180,598	176,106

Total liabilities and stockholders’ equity	$2,198,161	$2,117,605

(a)	The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2011, and December 31, 2010. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

	March 31,	December 31,
	2011	2010

Assets
Trading assets	$10,303	$9,837
Loans	84,208	95,587
All other assets	3,341	3,494

Total assets	$97,852	$108,918

Liabilities
Beneficial interests issued by consolidated variable interest entities	$70,917	$77,649
All other liabilities	1,747	1,922

Total liabilities	$72,664	$79,571

The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both March 31, 2011, and December 31, 2010, the Firm provided limited program-wide credit enhancement of $2.0 billion related to its Firm-administered multi-seller conduits. For further discussion, see Note 15 on pages 141–149 of this Form 10-Q.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(in millions, except per-share data)	2011	2010

Preferred stock
Balance at January 1 and March 31	$7,800	$8,152

Common stock
Balance at January 1 and March 31	4,105	4,105

Capital surplus
Balance at January 1	97,415	97,982
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(2,755)	(471)
Other	—	(1,061)

Balance at March 31	94,660	96,450

Retained earnings
Balance at January 1	73,998	62,481
Cumulative effect of change in accounting principle	—	(4,391)
Net income	5,555	3,326
Dividends declared:
Preferred stock	(157)	(162)
Common stock ($0.25 and $0.05 per share)	(1,054)	(211)

Balance at March 31	78,342	61,043

Accumulated other comprehensive income/(loss)
Balance at January 1	1,001	(91)
Cumulative effect of change in accounting principle	—	(129)
Other comprehensive income/(loss)	(289)	981

Balance at March 31	712	761

Shares held in RSU Trust, at cost
Balance at January 1 and March 31	(53)	(68)

Treasury stock, at cost
Balance at January 1	(8,160)	(7,196)
Purchase of treasury stock	(95)	—
Reissuance from treasury stock	3,287	1,474

Balance at March 31	(4,968)	(5,722)

Total stockholders’ equity	$180,598	$164,721

Comprehensive income
Net income	$5,555	$3,326
Other comprehensive income/(loss)	(289)	981

Comprehensive income	$5,266	$4,307

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in millions)	2011	2010

Operating activities
Net income	$5,555	$3,326
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Provision for credit losses	1,169	7,010
Depreciation and amortization	1,057	961
Amortization of intangibles	217	243
Deferred tax benefit	(214)	(40)
Investment securities gains	(102)	(610)
Stock-based compensation	830	941
Originations and purchases of loans held-for-sale	(22,920)	(6,503)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	21,773	7,806
Net change in:
Trading assets	(5,451)	(5,979)
Securities borrowed	4,596	(7,099)
Accrued interest and accounts receivable	(9,051)	16,645
Other assets	3,673	(4,746)
Trading liabilities	(13,879)	15,027
Accounts payable and other liabilities	2,396	(8,237)
Other operating adjustments	4,372	(1,351)

Net cash (used in)/provided by operating activities	(5,979)	17,394

Investing activities
Net change in:
Deposits with banks	(59,164)	4,282
Federal funds sold and securities purchased under resale agreements	5,080	(34,703)
Held-to-maturity securities:
Proceeds	2	2
Available-for-sale securities:
Proceeds from maturities	20,591	37,323
Proceeds from sales	4,373	20,945
Purchases	(39,679)	(57,647)
Proceeds from sales and securitizations of loans held-for-investment	1,403	1,428
Other changes in loans, net	1,731	13,997
Net cash (used in) business acquisitions or dispositions	(15)	(4)
All other investing activities, net	(132)	515

Net cash (used in) investing activities	(65,810)	(13,862)

Financing activities
Net change in:
Deposits	56,230	(19,927)
Federal funds purchased and securities loaned or sold under repurchase agreements	8,835	33,749
Commercial paper and other borrowed funds	13,294	9,102
Beneficial interests issued by consolidated variable interest entities	223	(2,427)
Proceeds from long-term borrowings and trust preferred capital debt securities	17,056	12,352
Payments of long-term borrowings and trust preferred capital debt securities	(27,250)	(30,121)
Excess tax benefits related to stock-based compensation	765	12
Treasury stock purchased	(95)	—
Dividends paid	(246)	(253)
All other financing activities, net	(1,484)	(464)

Net cash provided by financing activities	67,328	2,023

Effect of exchange rate changes on cash and due from banks	363	(339)

Net (decrease)/increase in cash and due from banks	(4,098)	5,216
Cash and due from banks at the beginning of the period	27,567	26,206

Cash and due from banks at the end of the period	$23,469	$31,422

Cash interest paid	$3,618	$2,850
Cash income taxes paid, net	716	2,228

Note:	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated noncash assets and liabilities of $87.7 billion and $92.2 billion, respectively.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 174–177 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations in more than 60 countries. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm’s business-segment information, see Note 24 on pages 169–171 of this Form 10-Q.
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to accounting principles generally accepted in the U.S. (“U.S. GAAP”). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.
The unaudited consolidated financial statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission (the “2010 Annual Report”).
Certain amounts in prior periods have been reclassified to conform to the current presentation.
NOTE 2 — BUSINESS CHANGES AND DEVELOPMENTS
Increase in common stock dividend
On March 18, 2011, the Board of Directors raised the Firm’s quarterly common stock dividend from $0.05 to $0.25 per share, effective with the dividend paid on April 30, 2011, to shareholders of record on April 6, 2011.
Stock repurchases
On March 18, 2011, the Board of Directors approved a stock repurchase program that authorizes the repurchase of up to $15.0 billion of the Firm’s common stock, which supersedes a $10.0 billion repurchase program approved in 2007. The $15.0 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based incentive plans. The actual number of shares repurchased is subject to various factors, including market conditions, the Firm’s capital position, internal capital generation, and investment opportunities. The repurchase program does not include specific price targets or timetables, may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs, and may be suspended at any time.
For additional information on repurchases see Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 181–182 of this Form 10-Q.
NOTE 3 — FAIR VALUE MEASUREMENT
For a further discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 170–187 of JPMorgan Chase’s 2010 Annual Report.
During the first three months of 2011, no changes were made to the Firm’s valuation models that had, or were expected to have, a material impact on the Firm’s Consolidated Balance Sheets or results of operations.

The following table presents the assets and liabilities measured at fair value as of March 31, 2011, and December 31, 2010, by major product category and fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
				Netting	Total
March 31, 2011 (in millions)	Level 1(i)	Level 2(i)	Level 3(i)	adjustments	fair value

Federal funds sold and securities purchased under resale agreements	$—	$19,998	$—	$—	$19,998
Securities borrowed	—	15,334	—	—	15,334

Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	27,862	9,422	191	—	37,475
Residential — nonagency	—	2,650	782	—	3,432
Commercial — nonagency	—	938	1,885	—	2,823

Total mortgage-backed securities	27,862	13,010	2,858	—	43,730
U.S. Treasury and government agencies(a)	19,282	8,829	—	—	28,111
Obligations of U.S. states and municipalities	1	11,418	1,971	—	13,390
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,748	—	—	3,748
Non—U.S. government debt securities	30,359	47,780	640	—	78,779
Corporate debt securities	—	47,708	5,623	—	53,331
Loans(b)	—	21,759	12,490	—	34,249
Asset-backed securities	—	3,434	8,356	—	11,790

Total debt instruments	77,504	157,686	31,938	—	267,128
Equity securities	127,889	3,150	1,367	—	132,406
Physical commodities(c)	16,801	2,664	—	—	19,465
Other	2	3,157	246	—	3,405

Total debt and equity instruments(d)	222,196	166,657	33,551	—	422,404
Derivative receivables:
Interest rate	890	931,980	4,997	(906,685)	31,182
Credit(e)	—	106,368	15,605	(113,947)	8,026
Foreign exchange	1,331	155,845	4,126	(142,969)	18,333
Equity	58	42,520	5,823	(40,043)	8,358
Commodity	759	67,030	3,174	(58,118)	12,845

Total derivative receivables(f)	3,038	1,303,743	33,725	(1,261,762)	78,744

Total trading assets	225,234	1,470,400	67,276	(1,261,762)	501,148

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	103,692	18,162	—	—	121,854
Residential — nonagency	—	55,234	5	—	55,239
Commercial — nonagency	—	4,735	248	—	4,983

Total mortgage-backed securities	103,692	78,131	253	—	182,076
U.S. Treasury and government agencies(a)	565	6,490	—	—	7,055
Obligations of U.S. states and municipalities	27	11,155	256	—	11,438
Certificates of deposit	—	3,489	—	—	3,489
Non—U.S. government debt securities	18,386	14,864	—	—	33,250
Corporate debt securities	1	63,539	—	—	63,540
Asset-backed securities:
Credit card receivables	—	6,416	—	—	6,416
Collateralized loan obligations	—	127	14,741	—	14,868
Other	—	9,132	275	—	9,407
Equity securities	3,193	52	—	—	3,245

Total available-for-sale securities	125,864	193,395	15,525	—	334,784

Loans	—	434	1,371	—	1,805
Mortgage servicing rights	—	—	13,093	—	13,093

Other assets:
Private equity investments(g)	137	594	8,853	—	9,584
All other	5,334	132	4,560	—	10,026

Total other assets	5,471	726	13,413	—	19,610

Total assets measured at fair value on a recurring basis(h)	$356,569	$1,700,287	$110,678	$(1,261,762)	$905,772

	Fair value hierarchy
				Netting	Total
March 31, 2011 (in millions)	Level 1(i)	Level 2(i)	Level 3(i)	adjustments	fair value

Deposits	$—	$3,656	$621	$—	$4,277
Federal funds purchased and securities loaned or sold under repurchase agreements	—	6,214	—	—	6,214
Other borrowed funds	—	9,143	1,473	—	10,616

Trading liabilities:
Debt and equity instruments(d)	61,666	18,192	173	—	80,031
Derivative payables:
Interest rate	924	895,092	2,527	(884,016)	14,527
Credit(e)	—	107,089	11,232	(112,775)	5,546
Foreign exchange	1,412	154,407	4,124	(141,393)	18,550
Equity	74	39,320	7,969	(35,910)	11,453
Commodity	759	64,276	4,039	(57,788)	11,286

Total derivative payables(f)	3,169	1,260,184	29,891	(1,231,882)	61,362

Total trading liabilities	64,835	1,278,376	30,064	(1,231,882)	141,393

Accounts payable and other liabilities	—	—	146	—	146
Beneficial interests issued by consolidated VIEs	—	688	588	—	1,276
Long-term debt	—	24,888	13,027	—	37,915

Total liabilities measured at fair value on a recurring basis	$64,835	$1,322,965	$45,919	$(1,231,882)	$201,837

	Fair value hierarchy
				Netting	Total
December 31, 2010 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Federal funds sold and securities purchased under resale agreements	$—	$20,299	$—	$—	$20,299
Securities borrowed	—	13,961	—	—	13,961
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	36,813	10,738	174	—	47,725
Residential — nonagency	—	2,807	687	—	3,494
Commercial — nonagency	—	1,093	2,069	—	3,162

Total mortgage-backed securities	36,813	14,638	2,930	—	54,381
U.S. Treasury and government agencies(a)	12,863	9,026	—	—	21,889
Obligations of U.S. states and municipalities	—	11,715	2,257	—	13,972
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,248	—	—	3,248
Non-U.S. government debt securities	31,127	38,482	697	—	70,306
Corporate debt securities	—	42,280	4,946	—	47,226
Loans(b)	—	21,736	13,144	—	34,880
Asset-backed securities	—	2,743	7,965	—	10,708

Total debt instruments	80,803	143,868	31,939	—	256,610
Equity securities	124,400	3,153	1,685	—	129,238
Physical commodities(c)	18,327	2,708	—	—	21,035
Other	—	2,275	253	—	2,528

Total debt and equity instruments(d)	223,530	152,004	33,877	—	409,411

Derivative receivables:
Interest rate	2,278	1,120,282	5,422	(1,095,427)	32,555
Credit(e)	—	111,827	17,902	(122,004)	7,725
Foreign exchange	1,121	163,114	4,236	(142,613)	25,858
Equity	30	38,041	5,562	(39,429)	4,204
Commodity	1,324	56,076	2,197	(49,458)	10,139

Total derivative receivables(f)	4,753	1,489,340	35,319	(1,448,931)	80,481

Total trading assets	228,283	1,641,344	69,196	(1,448,931)	489,892

Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	104,736	15,490	—	—	120,226
Residential — nonagency	—	48,969	5	—	48,974
Commercial — nonagency	—	5,403	251	—	5,654

Total mortgage-backed securities	104,736	69,862	256	—	174,854
U.S. Treasury and government agencies(a)	522	10,826	—	—	11,348
Obligations of U.S. states and municipalities	31	11,272	256	—	11,559
Certificates of deposit	6	3,641	—	—	3,647
Non-U.S. government debt securities	13,107	7,670	—	—	20,777
Corporate debt securities	1	61,793	—	—	61,794
Asset-backed securities:
Credit card receivables	—	7,608	—	—	7,608
Collateralized loan obligations	—	128	13,470	—	13,598
Other	—	8,777	305	—	9,082
Equity securities	1,998	53	—	—	2,051

Total available-for-sale securities	120,401	181,630	14,287	—	316,318

Loans	—	510	1,466	—	1,976
Mortgage servicing rights	—	—	13,649	—	13,649
Other assets:
Private equity investments(g)	49	826	7,862	—	8,737
All other	5,093	192	4,179	—	9,464

Total other assets	5,142	1,018	12,041	—	18,201

Total assets measured at fair value on a recurring basis(h)	$353,826	$1,858,762	$110,639	$(1,448,931)	$874,296

	Fair value hierarchy
				Netting	Total
December 31, 2010 (in millions)	Level 1	Level 2	Level 3	adjustments	fair value

Deposits	$—	$3,736	$633	$—	$4,369
Federal funds purchased and securities loaned or sold under repurchase agreements	—	4,060	—	—	4,060
Other borrowed funds	—	8,959	972	—	9,931
Trading liabilities:
Debt and equity instruments(d)	58,468	18,425	54	—	76,947
Derivative payables:
Interest rate	2,625	1,085,233	2,586	(1,070,057)	20,387
Credit(e)	—	112,545	12,516	(119,923)	5,138
Foreign exchange	972	158,908	4,850	(139,715)	25,015
Equity	22	39,046	7,331	(35,949)	10,450
Commodity	862	54,611	3,002	(50,246)	8,229

Total derivative payables(f)	4,481	1,450,343	30,285	(1,415,890)	69,219

Total trading liabilities	62,949	1,468,768	30,339	(1,415,890)	146,166

Accounts payable and other liabilities	—	—	236	—	236
Beneficial interests issued by consolidated VIEs	—	622	873	—	1,495
Long-term debt	—	25,795	13,044	—	38,839

Total liabilities measured at fair value on a recurring basis	$62,949	$1,511,940	$46,097	$(1,415,890)	$205,096

(a)	At March 31, 2011, and December 31, 2010, included total U.S. government-sponsored enterprise obligations of $126.3 billion and $137.3 billion respectively, which were predominantly mortgage-related.

(b)	At March 31, 2011, and December 31, 2010, included within trading loans were $18.9 billion and $22.7 billion, respectively, of residential first-lien mortgages and $2.5 billion and $2.6 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $10.2 billion and $13.1 billion, respectively, and reverse mortgages of $3.9 billion and $4.0 billion, respectively.

(c)	Physical commodities inventories are generally accounted for at the lower of cost or fair value.

(d)	Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

(e)	The level 3 amounts for derivative receivables and derivative payables related to credit primarily include structured credit derivative instruments. For further information on the classification of instruments within the valuation hierarchy, see Note 3 on pages 170–187 of JPMorgan Chase’s 2010 Annual Report.

(f)	As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $12.1 billion and $12.7 billion at March 31, 2011, and December 31, 2010, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(g)	Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $10.1 billion and $10.0 billion at March 31, 2011, and December 31, 2010, respectively.

(h)	At March 31, 2011, and December 31, 2010, balances included investments valued at net asset values of $12.5 billion and $12.1 billion, respectively, of which $6.2 billion and $5.9 billion, respectively, were classified in level 1, $1.9 billion and $2.0 billion, respectively, in level 2 and $4.4 billion and $4.2 billion, respectively, in level 3.

(i)	For the three months ended March 31, 2011 and 2010, the transfers between levels 1, 2 and 3, were not significant.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the balance sheet amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2011 and 2010. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
										Change in unrealized
		Total						Transfers		gains/(losses)
Three months ended	Fair value	realized/						into and/or	Fair value at	related to financial
March 31, 2011	at January 1,	unrealized						out of	March 31,	instruments held
(in millions)	2011	gains/(losses)		Purchases(g)	Sales	Issuances	Settlements	level 3(e)	2011	at March 31, 2011

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$174	$17		$21	$(21)	$—	$—	$—	$191	$(1)
Residential — nonagency	687	71		259	(168)	—	(67)	—	782	27
Commercial — nonagency	2,069	16		346	(482)	—	(64)	—	1,885	(22)

Total mortgage-backed securities	2,930	104		626	(671)	—	(131)	—	2,858	4
Obligations of U.S. states and municipalities	2,257	(14)		284	(555)	—	(1)	—	1,971	(14)
Non-U.S. government debt securities	697	49		130	(143)	—	(19)	(74)	640	50
Corporate debt securities	4,946	32		1,629	(1,075)	—	(6)	97	5,623	34
Loans	13,144	131		888	(1,024)	—	(729)	80	12,490	12
Asset-backed securities	7,965	354		1,118	(1,057)	—	(43)	19	8,356	245

Total debt instruments	31,939	656		4,675	(4,525)	—	(929)	122	31,938	331
Equity securities	1,685	70		37	(74)	—	(330)	(21)	1,367	83
Other	253	20		5	(1)	—	(31)	—	246	20

Total debt and equity instruments	33,877	746	(a)	4,717	(4,600)	—	(1,290)	101	33,551	434	(a)

Net derivative receivables:
Interest rate	2,836	519		128	(83)	—	(915)	(15)	2,470	184
Credit	5,386	(853)		1	—	—	(146)	(15)	4,373	(1,068)
Foreign exchange	(614)	61		25	—	—	482	48	2	69
Equity	(1,769)	194		95	(330)	—	(424)	88	(2,146)	69
Commodity	(805)	595		86	(67)	—	(424)	(250)	(865)	209

Total net derivative receivables	5,034	516	(a)	335	(480)	—	(1,427)	(144)	3,834	(537)	(a)

Available-for-sale securities:
Asset-backed securities	13,775	478		1,109	(4)	—	(342)	—	15,016	475
Other	512	9		—	(3)	—	(9)	—	509	7

Total available-for-sale securities	14,287	487	(b)	1,109	(7)	—	(351)	—	15,525	482	(b)

Loans	1,466	120	(a)	84	—	—	(283)	(16)	1,371	108	(a)
Mortgage servicing rights	13,649	(751)	(c)	758	—	—	(563)	—	13,093	(751)	(c)
Other assets:
Private equity investments	7,862	905	(a)	328	(139)	—	(103)	—	8,853	845	(a)
All other	4,179	60	(d)	409	(3)	—	(86)	1	4,560	60	(d)

	Fair value measurements using significant unobservable inputs
										Change in unrealized
		Total						Transfers		(gains)/losses
Three months ended	Fair value	realized/						into and/or	Fair value at	related to financial
March 31, 2011	at January 1,	unrealized						out of	March 31,	instruments held
(in millions)	2011	(gains)/losses		Purchases	Sales	Issuances	Settlements	level 3(e)	2011	at March 31, 2011

Liabilities(f):
Deposits	$633	$(4)	(a)	$—	$—	$59	$(66)	$(1)	$621	$(4)	(a)
Other borrowed funds	972	58	(a)	—	—	529	(88)	2	1,473	58	(a)
Trading liabilities:						—
Debt and equity instruments	54	—	(a)	—	119	—	—	—	173	—	(a)
Accounts payable and other liabilities	236	(37)	(d)	—	—	—	(53)	—	146	4	(d)
Beneficial interests issued by consolidated VIEs	873	(6)	(a)	—	—	11	(290)	—	588	(7)	(a)
Long-term debt	13,044	62	(a)	$—	$—	$653	$(971)	239	13,027	258	(a)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		gains/(losses) related
Three months ended	Fair value at	realized/		issuances,	into and/or	Fair value at	to financial
March 31, 2010	January 1,	unrealized		settlements,	out of	March 31,	instruments held
(in millions)	2010	gains/(losses)		net	level 3(e)	2010	at March 31, 2010

Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$260	$5		$(50)	$—	$215	$(10)
Residential — nonagency	1,115	16		(304)	14	841	(11)
Commercial — nonagency	1,770	36		(133)	—	1,673	(36)

Total mortgage-backed securities	3,145	57		(487)	14	2,729	(57)
Obligations of U.S. states and municipalities	1,971	(42)		(96)	142	1,975	(44)
Non-U.S. government debt securities	734	(47)		26	—	713	(46)
Corporate debt securities	5,241	(278)		(290)	274	4,947	14
Loans	13,218	(331)		2,986	(97)	15,776	(369)
Asset-backed securities	7,975	96		(69)	76	8,078	19

Total debt instruments	32,284	(545)		2,070	409	34,218	(483)
Equity securities	1,956	(20)		(232)	12	1,716	73
Other	926	21		(600)	78	425	19

Total debt and equity instruments	35,166	(544	)(a)	1,238	499	36,359	(391	)(a)

Net of derivative receivables:
Interest rate	2,040	420		(41)	45	2,464	213
Credit	10,350	(604)		(551)	(9)	9,186	(718)
Foreign exchange	1,082	(380)		(80)	(293)	329	(365)
Equity	(1,791)	263		(64)	301	(1,291)	247
Commodity	(329)	(411)		402	57	(281)	(508)

Total net derivative receivables	11,352	(712	)(a)	(334)	101	10,407	(1,131	)(a)

Available-for-sale securities:
Asset-backed securities	12,732	(66)		(95)	—	12,571	(70)
Other	461	(77)		(22)	1	363	15

Total available-for-sale securities	13,193	(143	)(b)	(117)	1	12,934	(55	)(b)

Loans	990	1	(a)	157	(8)	1,140	(18	)(a)
Mortgage servicing rights	15,531	(96	)(c)	96	—	15,531	(96	)(c)
Other assets:
Private equity investments	6,563	148	(a)	(61)	(265)	6,385	31	(a)
All other	9,521	(18	)(d)	(5,140)	(11)	4,352	(18	)(d)

	Fair value measurements using significant unobservable inputs
							Change in unrealized
		Total		Purchases,	Transfers		(gains)/losses
Three months ended	Fair value at	realized/		issuances,	into and/or	Fair value at	related to financial
March 31, 2010	January 1,	unrealized		settlements,	out of	March 31,	instruments held
(in millions)	2010	(gains)/losses		net	level 3(e)	2010	at March 31, 2010

Liabilities(f):
Deposits	$476	$(10	)(a)	$(1)	$(25)	$440	$(14	)(a)
Other borrowed funds	542	(52	)(a)	195	(233)	452	(73	)(a)
Trading liabilities:
Debt and equity instruments	10	2	(a)	(3)	23	32	2	(a)
Accounts payable and other liabilities	355	(23	)(d)	(4)	—	328	(20	)(d)
Beneficial interests issued by consolidated VIEs	625	(7	)(a)	1,199	—	1,817	(7	)(a)
Long-term debt	18,287	(403	)(a)	(668)	302	17,518	(402	)(a)

(a)	Predominantly reported in principal transactions revenue, except for changes in fair value for Retail Financial Services (“RFS”) mortgage loans originated with the intent to sell, which are reported in mortgage fees and related income.

(b)	Realized gains and losses on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains and losses are reported in other comprehensive income (“OCI”). Realized gains and losses and foreign exchange remeasurement adjustments recorded in income on AFS securities were $330 million and $79 million for the three months ended March 31, 2011 and 2010, respectively. Unrealized gains and losses reported on AFS securities in OCI were $156 million and $65 million for the three months ended March 31, 2011 and 2010, respectively.

(c)	Changes in fair value for RFS mortgage servicing rights are reported in mortgage fees and related income.

(d)	Predominantly reported in other income.

(e)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.

(f)	Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 23% and 22% at March 31, 2011, and December 31, 2010, respectively.

(g)	Loan originations are included in purchases.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the Consolidated Balance Sheets by caption and level within the valuation hierarchy as of March 31, 2011, and December 31, 2010, for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value hierarchy
March 31, 2011 (in millions)	Level 1(d)	Level 2(d)	Level 3(d)	Total fair value

Loans retained(a)	$—	$1,418	$625	$2,043
Loans held-for-sale(b)	—	457	4,554	5,011

Total loans	—	1,875	5,179	7,054
Other real estate owned	—	58	251	309
Other assets	—	—	1	1

Total other assets	—	58	252	310

Total assets at fair value on a nonrecurring basis	$—	$1,933	$5,431	$7,364

Accounts payable and other liabilities(c)	$—	$36	$17	$53

Total liabilities at fair value on a nonrecurring basis	$—	$36	$17	$53

	Fair value hierarchy
December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total fair value

Loans retained(a)	$—	$5,484	$690	$6,174
Loans held-for-sale(b)	—	312	3,200	3,512

Total loans	—	5,796	3,890	9,686
Other real estate owned	—	78	311	389
Other assets	—	—	2	2

Total other assets	—	78	313	391

Total assets at fair value on a nonrecurring basis	$—	$5,874	$4,203	$10,077

Accounts payable and other liabilities(c)	$—	$53	$18	$71

Total liabilities at fair value on a nonrecurring basis	$—	$53	$18	$71

(a)	Reflects mortgage, home equity and other loans where the carrying value is based on the fair value of the underlying collateral.

(b)	Predominantly includes credit card loans at March 31, 2011, and December 31, 2010. Loans held-for-sale are carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(c)	Represents, at March 31, 2011, and December 31, 2010, fair value adjustments associated with $828 million and $517 million, respectively, of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio.

(d)	For the three months ended March 31, 2011 and 2010, the transfers between levels 1, 2 and 3 were not significant.
The method used to estimate the fair value of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), depends on the type of collateral (e.g., securities, real estate, nonfinancial assets) underlying the loan. Fair value of the collateral is estimated based on quoted market prices, broker quotes or independent appraisals, or by using a discounted cash flow model. For further information, see Note 14 on pages 139–140 of this Form 10-Q.

Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three-month periods ended March 31, 2011 and 2010, related to financial instruments held at those dates.

	Three months ended March 31,
(in millions)	2011	2010

Loans retained	$(690)	$(1,338)
Loans held-for-sale	5	44

Total loans	(685)	(1,294)

Other assets	(3)	4
Accounts payable and other liabilities	6	7

Total nonrecurring fair value gains/(losses)	$(682)	$(1,283)

Level 3 analysis
Level 3 assets at March 31, 2011, predominantly include derivative receivables, mortgage servicing rights (“MSRs”), collateralized loan obligations (“CLOs”) held within the AFS securities portfolio, trading loans, asset-backed trading securities and private equity investments.
•	Derivative receivables included $33.7 billion of interest rate, credit, foreign exchange, equity and commodity contracts classified within level 3 at March 31, 2011. Included within this balance was $9.8 billion of structured credit derivatives with corporate debt underlying. In assessing the Firm’s risk exposure to structured credit derivatives, the Firm believes consideration should also be given to derivative liabilities with similar, and therefore offsetting, risk profiles. At March 31, 2010, $5.1 billion of level 3 derivative liabilities had risk characteristics similar to those of the derivative receivable assets classified in level 3.

•	Mortgage servicing rights represent the fair value of future cash flows for performing specified mortgage servicing activities for others (predominantly with respect to residential mortgage loans). For a further description of the MSR asset, the interest rate risk management and valuation methodology used for MSRs, including valuation assumptions and sensitivities, see Note 17 on pages 260–263 of JPMorgan Chase’s 2010 Annual Report and Note 16 on pages 149–152 of this Form 10-Q.

•	CLOs totaling $14.7 billion were securities backed by corporate loans held in the Firm’s AFS securities portfolio. Substantially all of these securities are rated “AAA,” “AA” and “A” and had an average credit enhancement of 30%. Credit enhancement in CLOs is primarily in the form of subordination, which is a form of structural credit enhancement where realized losses associated with assets held by the issuing vehicle are allocated to the various tranches of securities issued by the vehicle considering their relative seniority. For further discussion, see Note 11 on pages 116–120 of this Form 10-Q.

•	Trading loans totaling $12.5 billion included $6.5 billion of residential mortgage whole loans and commercial mortgage loans for which there is limited price transparency; and $3.9 billion of reverse mortgages for which the principal risk sensitivities are mortality risk and home prices. The fair value of the commercial and residential mortgage loans is estimated by projecting expected cash flows, considering relevant borrower-specific and market factors, and discounting those cash flows at a rate reflecting current market liquidity. Loans are partially hedged by level 2 instruments, including credit default swaps and interest rate derivatives, which are observable and liquid.
Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 5% of total Firm assets at March 31, 2011. The following describes significant changes to level 3 assets during the quarter.

For the three months ended March 31, 2011
Level 3 assets were $116.1 billion at March 31, 2011, reflecting an increase of $1.3 billion largely by:
•	$1.4 billion increase in nonrecurring loans held-for-sale, largely driven by an increase in credit card balances;

•	$1.3 billion increase in asset-backed AFS securities, predominantly driven by purchases of new issuance CLOs;

•	$1.0 billion increase in private equity, largely driven by net increases in investment valuations in the portfolio and incremental new investments; and

•	$1.6 billion decrease in derivative receivables, largely due to tightening of credit spreads and unwinds.
Gains and Losses
Included in the tables for the three months ended March 31, 2011
•	$905 million gain in private equity, largely driven by net increases in investment valuations in the portfolio.
Included in the tables for the three months ended March 31, 2010
•	$1.4 billion of net losses and $493 million of net gains on assets and liabilities, respectively, measured at fair value on a recurring basis, none of which were individually significant.
Credit adjustments
When determining the fair value of an instrument, it may be necessary to record a valuation adjustment to arrive at an exit price under U.S. GAAP. Valuation adjustments include, but are not limited to, amounts to reflect counterparty credit quality and the Firm’s own creditworthiness. The market’s view of the Firm’s credit quality is reflected in credit spreads observed in the credit default swap market. For a detailed discussion of the valuation adjustments the Firm considers, see Note 3 on pages 170–187 of JPMorgan Chase’s 2010 Annual Report.
The following table provides the credit adjustments, excluding the effect of any hedging activity, reflected within the Consolidated Balance Sheets as of the dates indicated.

(in millions)	March 31, 2011	December 31, 2010

Derivative receivables balance	$78,744	$80,481
Derivatives CVA(a)	(3,827)	(4,362)
Derivative payables balance	61,362	69,219
Derivatives DVA	(813)	(882)
Structured notes balance(b)(c)	52,808	53,139
Structured notes DVA	(1,176)	(1,153)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by credit portfolio and other lines of business within the Investment Bank (“IB”).

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, based on the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 105–106 of this Form 10-Q.
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended March 31,
(in millions)	2011	2010

Credit adjustments:
Derivative CVA(a)	$535	$156
Derivative DVA	(69)	(106)
Structured note DVA(b)	23	108

(a)	Derivatives CVA, gross of hedges, includes results managed by credit portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 105–106 of this Form 10-Q.
Additional disclosures about the fair value of financial instruments (including financial instruments not carried at fair value)
The following table presents the carrying values and estimated fair values of financial assets and liabilities. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 on pages 170–187 of JPMorgan Chase’s 2010 Annual Report.

The following table presents the carrying values and estimated fair values of financial assets and liabilities.

	March 31, 2011			December 31, 2010
	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
(in billions)	value	fair value	(depreciation)	value	fair value	(depreciation)

Financial assets
Assets for which fair value approximates carrying value	$104.3	$104.3	$—	$49.2	$49.2	$—
Accrued interest and accounts receivable	79.2	79.2	—	70.1	70.1	—
Federal funds sold and securities purchased under resale agreements (included $20.0 and $20.3 at fair value)	217.4	217.4	—	222.6	222.6	—
Securities borrowed (included $15.3 and $14.0 at fair value)	119.0	119.0	—	123.6	123.6	—
Trading assets	501.1	501.1	—	489.9	489.9	—
Securities (included $334.8 and $316.3 at fair value)	334.8	334.8	—	316.3	316.3	—
Loans (included $1.8 and $2.0 at fair value)(a)	656.2	658.8	2.6	660.7	663.5	2.8
Mortgage servicing rights at fair value	13.1	13.1	—	13.6	13.6	—
Other (included $19.6 and $18.2 at fair value)	66.8	67.1	0.3	64.9	65.0	0.1

Total financial assets	$2,091.9	$2,094.8	$2.9	$2,010.9	$2,013.8	$2.9

Financial liabilities
Deposits (included $4.3 and $4.4 at fair value)	$995.8	$996.8	$(1.0)	$930.4	$931.5	$(1.1)
Federal funds purchased and securities loaned or sold under repurchase agreements (included $6.2 and $4.1 at fair value)	285.4	285.4	—	276.6	276.6	—
Commercial paper	46.0	46.0	—	35.4	35.4	—
Other borrowed funds (included $10.6 and $9.9 at fair value)(b)	36.7	36.7	—	34.3	34.3	—
Trading liabilities	141.4	141.4	—	146.2	146.2	—
Accounts payable and other liabilities (included $0.1 and $0.2 at fair value)	142.6	142.5	0.1	138.2	138.2	—
Beneficial interests issued by consolidated VIEs (included $1.3 and $1.5 at fair value)	70.9	71.2	(0.3)	77.6	77.9	(0.3)
Long-term debt and junior subordinated deferrable interest debentures (included $37.9 and $38.8 at fair value)(b)	269.6	270.8	(1.2)	270.7	271.9	(1.2)

Total financial liabilities	$1,988.4	$1,990.8	$(2.4)	$1,909.4	$1,912.0	$(2.6)

Net appreciation			$0.5			$0.3

(a)	Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based upon the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared to carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in a loan loss reserve calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in a loan loss reserve calculation. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Note 3 pages 171–173 of JPMorgan Chase’s 2010 Annual Report.

(b)	Effective January 1, 2011, $23.0 billion of long-term advances from Federal Home Loan Banks (“FHLBs”) were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation.
The majority of the Firm’s unfunded lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending–related commitments were as follows for the periods indicated.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in billions)	value(a)	fair value	value(a)	fair value

Wholesale lending—related commitments	$0.7	$1.0	$0.7	$0.9

(a)	Represents the allowance for wholesale unfunded lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset each recognized at fair value at the inception of guarantees.
The Firm does not estimate the fair value of consumer lending—related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower prior notice or, in some cases, without notice as permitted by law. For a further discussion of the valuation of lending-related commitments, see Note 3 on pages 171–173 of JPMorgan Chase’s 2010 Annual Report.

Trading assets and liabilities — average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended March 31,
(in millions)	2011	2010

Trading assets — debt and equity instruments(a)	$417,463	$331,763
Trading assets — derivative receivables	85,437	78,683
Trading liabilities — debt and equity instruments(a)(b)	82,919	70,882
Trading liabilities — derivative payables	71,288	59,053

(a)	Balances reflect the reduction of securities owned (long positions) by the amount of securities sold, but not yet purchased (short positions) when the long and short positions have identical CUSIPs.

(b)	Primarily represent securities sold, not yet purchased.
NOTE 4 — FAIR VALUE OPTION
For a discussion of the primary financial instruments for which the fair value option was previously elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 4 on pages 187–189 of JPMorgan Chase’s 2010 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, for items for which the fair value election was made. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2011				2010
				Total changes				Total changes
	Principal	Other		in fair value	Principal	Other		in fair value
(in millions)	transactions	Income		recorded	transactions	income		recorded

Federal funds sold and securities purchased under resale agreements	$(118)	$—		$(118)	$19	$—		$19
Securities borrowed	9	—		9	12	—		12
Trading assets:
Debt and equity instruments, excluding loans	164	3	(c)	167	156	1	(c)	157
Loans reported as trading assets:
Changes in instrument-specific credit risk	480	—		480	409	(6	)(c)	403
Other changes in fair value	125	723	(c)	848	(384)	755	(c)	371
Loans:
Changes in instrument-specific credit risk	(6)	—		(6)	47	—		47
Other changes in fair value	143	—		143	(27)	—		(27)
Other assets	—	—		—	—	(53	)(d)	(53)
Deposits(a)	(17)	—		(17)	(189)	—		(189)
Federal funds purchased and securities loaned or sold under repurchase agreements	35	—		35	(9)	—		(9)
Other borrowed funds(a)	217	—		217	74	—		74
Trading liabilities	(3)	—		(3)	(3)	—		(3)
Beneficial interests issued by consolidated VIEs	(34)	—		(34)	46	—		46
Other liabilities	(3)	(2)	(d)	(5)	23	—		23
Long-term debt:
Changes in instrument-specific credit risk(a)	54	—		54	51	—		51
Other changes in fair value(b)	(24)	—		(24)	226	—		226

(a)	Total changes in instrument-specific credit risk related to structured notes were $23 million and $108 million for the three months ended March 31, 2011 and 2010, respectively. Those totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)	Structured notes are debt instruments with embedded derivatives that are tailored to meet a client’s need. The embedded derivative is the primary driver of risk. Although the risk associated with the structured notes is actively managed, the gains reported in this table do not include the income statement impact of such risk management instruments.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2011, and December 31, 2010, for , long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2011			December 31, 2010
			Fair value			Fair value
			over/(under)			over/(under)
	Contractual		contractual	Contractual		contractual
	principal		principal	principal		principal
(in millions)	outstanding	Fair value	outstanding	outstanding	Fair value	outstanding

Loans
Performing 90 days or more past due
Loans reported as trading assets	$—	$—	$—	$—	$—	$—
Loans	—	—	—	—	—	—
Nonaccrual Loans
Loans reported as trading assets	5,632	1,509	(4,123)	5,246	1,239	(4,007)
Loans	892	60	(832)	927	132	(795)

Subtotal	6,524	1,569	(4,955)	6,173	1,371	(4,802)
All other performing loans
Loans reported as trading assets	38,107	32,740	(5,367)	39,490	33,641	(5,849)
Loans	2,246	1,275	(971)	2,496	1,434	(1,062)

Total loans	$46,877	$35,584	$(11,293)	$48,159	$36,446	$(11,713)

Long-term debt
Principal—protected debt	$19,820 (b)	$20,207	$387	$20,761 (b)	$21,315	$554
Nonprincipal—protected debt(a)	NA	17,708	NA	NA	17,524	NA

Total long-term debt	NA	37,915	NA	NA	$38,839	NA

Long-term beneficial interests
Principal—protected debt	$—	$—	$—	$49	$49	$—
Nonprincipal—protected debt(a)	NA	1,276	NA	NA	1,446	NA

Total long-term beneficial interests	NA	$1,276	NA	NA	$1,495	NA

(a)	Remaining contractual principal is not applicable to nonprincipal-protected notes. Unlike principal-protected notes, for which the Firm is obligated to return a stated amount of principal at the maturity of the note, nonprincipal-protected notes do not obligate the Firm to return a stated amount of principal at maturity, but to return an amount based on the performance of an underlying variable or derivative feature embedded in the note.

(b)	Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflected as the remaining contractual principal is the final principal payment at maturity.
At both March 31, 2011, and December 31, 2010, the contractual amount of letters of credit for which the fair value option elected was $3.8 billion, with a corresponding fair value of $6 million. For further information regarding off-balance sheet lending-related financial instruments, see Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report.

NOTE 5 — DERIVATIVE INSTRUMENTS
For a further discussion of the Firm’s use and accounting policies regarding derivative instruments, see Note 6 on pages 191–199 of JPMorgan Chase’s 2010 Annual Report.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of March 31, 2011, and December 31, 2010.

	Notional amounts(b)
(in billions)	March 31, 2011	December 31, 2010

Interest rate contracts
Swaps	$45,632	$46,299
Futures and forwards	9,408	9,298
Written options	4,264	4,075
Purchased options	4,500	3,968

Total interest rate contracts	63,804	63,640

Credit derivatives(a)	5,845	5,472

Foreign exchange contracts
Cross-currency swaps	2,761	2,568
Spot, futures and forwards	4,698	3,893
Written options	709	674
Purchased options	695	649

Total foreign exchange contracts	8,863	7,784

Equity contracts
Swaps	126	116
Futures and forwards	41	49
Written options	493	430
Purchased options	442	377

Total equity contracts	1,102	972

Commodity contracts
Swaps	431	349
Spot, futures and forwards	213	170
Written options	288	264
Purchased options	286	254

Total commodity contracts	1,218	1,037

Total derivative notional amounts	$80,832	$78,905

(a)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 112–113 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following tables summarize information on derivative fair values that are reflected on the Firm’s Consolidated Balance Sheets as of March 31, 2011, and December 31, 2010, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.
Free-standing derivatives(a)

	Derivative receivables			Derivative payables
March 31, 2011	Not designated	Designated	Total derivative	Not designated	Designated	Total derivative
(in millions)	as hedges	as hedges	receivables	as hedges	as hedges	payables

Trading assets and liabilities
Interest rate	$932,405	$5,462	$937,867	$897,665	$878	$898,543
Credit	121,973	—	121,973	118,321	—	118,321
Foreign exchange(b)	158,305	2,997	161,302	158,890	1,053	159,943
Equity	48,401	—	48,401	47,363	—	47,363
Commodity	70,850	113	70,963	66,896	2,178	69,074

Gross fair value of trading assets and liabilities	$1,331,934	$8,572	$1,340,506	$1,289,135	$4,109	$1,293,244
Netting adjustment(c)			(1,261,762)			(1,231,882)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$78,744			$61,362

	Derivative receivables			Derivative payables
December 31, 2010	Not designated	Designated	Total derivative	Not designated	Designated	Total derivative
(in millions)	as hedges	as hedges	receivables	as hedges	as hedges	payables

Trading assets and liabilities
Interest rate	$1,121,703	$6,279	$1,127,982	$1,089,604	$840	$1,090,444
Credit	129,729	—	129,729	125,061	—	125,061
Foreign exchange(b)	165,240	3,231	168,471	163,671	1,059	164,730
Equity	43,633	—	43,633	46,399	—	46,399
Commodity	59,573	24	59,597	56,397	2,078 (d)	58,475

Gross fair value of trading assets and liabilities	$1,519,878	$9,534	$1,529,412	$1,481,132	$3,977	$1,485,109
Netting adjustment(c)			(1,448,931)			(1,415,890)

Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$80,481			$69,219

(a)	Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 105–106 of this Form 10-Q and Note 4 on pages 187–189 of JPMorgan Chase’s 2010 Annual Report for further information.

(b)	Excludes $20 million and $21 million of foreign currency-denominated debt designated as a net investment hedge at March 31, 2011, and December, 31, 2010, respectively.

(c)	U.S. GAAP permits the netting of derivative receivables and payables, and the related cash collateral received and paid when a legally enforceable master netting agreement exists between the Firm and a derivative counterparty.

(d)	Excludes $1.0 billion related to commodity derivatives that are embedded in a debt instrument and used as fair value hedging instruments that are recorded in the line item of the host contract (other borrowed funds) for December 31, 2010.
Derivative receivables and payables fair value
The following table summarizes the fair values of derivative receivables and payables, including those designated as hedges by contract type after netting adjustments as of March 31, 2011, and December 31, 2010.

	Trading assets-Derivative receivables		Trading liabilities-Derivative payables
(in millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Contract type
Interest rate	$31,182	$32,555	$14,527	$20,387
Credit	8,026	7,725	5,546	5,138
Foreign exchange	18,333	25,858	18,550	25,015
Equity	8,358	4,204	11,453	10,450
Commodity	12,845	10,139	11,286	8,229

Total	$78,744	$80,481	$61,362	$69,219

Impact of derivatives on the Consolidated Statements of Income
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2011 and 2010, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended			Total income
March 31, 2011			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact	ineffectiveness(d)	components(e)

Contract type
Interest rate(a)	$(718)	$800	$82	$(9)	$91
Foreign exchange(b)	(3,206) (f)	3,124	(82)	—	(82)
Commodity(c)	(73)	433	360	(1)	361

Total	$(3,997)	$4,357	$360	$(10)	$370

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended			Total income
March 31, 2010			statement	Hedge	Excluded
(in millions)	Derivatives	Hedged items	impact	ineffectiveness(d)	components(e)

Contract type
Interest rate(a)	$632	$(498)	$134	$28	$106
Foreign exchange(b)	1,647 (f)	(1,657)	(10)	—	(10)
Commodity(c)	(455)	396	(59)	—	(59)

Total	$1,824	$(1,759)	$65	$28	$37

(a)	Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate (“LIBOR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items, due to changes in spot foreign currency rates, were recorded in principal transactions revenue.

(c)	Consists of overall fair value hedges of certain commodities inventories. Gains and losses were recorded in principal transactions revenue.

(d)	Hedge ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk.

(e)	Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forward contract. Amounts related to excluded components are recorded in current-period income.

(f)	For the three months ended March 31, 2011 and 2010, included $(3.2) billion and $1.7 billion, respectively, of revenue related to certain foreign exchange trading derivatives designated as fair value hedging instruments.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2011 and 2010, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income (“OCI”)/(loss)(c)
		Hedge
	Derivatives —	ineffectiveness
	effective portion	recorded directly		Derivatives —	Total change
Three months ended	reclassified from	in	Total income	effective portion	in OCI
March 31, 2011 (in millions)	AOCI to income	income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$94	$3	$97	$(31)	$(125)
Foreign exchange(b)	22	—	22	18	(4)

Total	$116	$3	$119	$(13)	$(129)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
		Hedge
	Derivatives —	ineffectiveness
	effective portion	recorded directly		Derivatives —	Total change
Three months ended	reclassified from	in	Total income	effective portion	in OCI
March 31, 2010 (in millions)	AOCI to income	income(d)	statement impact	recorded in OCI	for period

Contract type
Interest rate(a)	$49	$3	$52	$251	$202
Foreign exchange(b)	(52)	—	(52)	(112)	(60)

Total	$(3)	$3	$—	$139	$142

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)	Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item - primarily net interest income, compensation expense and other expense.

(c)	The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2011 and 2010, respectively.

(d)	Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.
Over the next 12 months, the Firm expects that $159 million (after-tax) of net losses recorded in AOCI at March 31, 2011, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following tables present hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three months ended March 31, 2011 and 2010.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2011		2010
	Excluded components		Excluded components
Three months ended March 31,	recorded directly	Effective portion	recorded directly	Effective portion
(in millions)	in income(a)	recorded in OCI	in income(a)	recorded in OCI

Contract type
Foreign exchange derivatives	$(71)	$(390)	$(41)	$285
Foreign currency denominated debt	—	—	—	41

Total	$(71)	$(390)	$(41)	$326

(a)	Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on a futures or forward contract. Amounts related to excluded components are recorded in current-period income. There was no ineffectiveness for net investment hedge accounting relationships during the three months ended March 31, 2011 and 2010.

Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge relationships, and the pretax gains/(losses) recorded on such derivatives for the three months ended March 31, 2011 and 2010. These derivatives are risk management instruments used to mitigate or transform the market risk exposures arising from banking activities other than trading activities, which are discussed separately below.

Three months ended March 31,	Derivatives gains/(losses) recorded in income
(in millions)	2011	2010

Contract type
Interest rate(a)	$75	$140
Credit(b)	(58)	(119)
Foreign exchange(c)	(8)	(21)
Commodity(b)	—	(23)

Total	$9	$(23)

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.
Trading derivative gains and losses
The following table presents trading derivatives gains and losses, by contract type, that are recorded in principal transactions revenue in the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010. The Firm has elected to present derivative gains and losses related to its trading activities together with the cash instruments with which they are risk managed.

Three months ended March 31,	Gains/(losses) recorded in principal transactions revenue
(in millions)	2011	2010

Type of instrument
Interest rate	$367	$107
Credit	1,209	2,125
Foreign exchange(a)	590	627
Equity	828	822
Commodity	163	413

Total	$3,157	$4,094

(a)	In 2010, the reporting of trading gains and losses was enhanced to include trading gains and losses related to certain trading derivatives designated as fair value hedging instruments. Prior period amounts have been revised to conform to the current presentation.
Credit risk, liquidity risk and credit-related contingent features
The aggregate fair value of net derivative payables that contain contingent collateral or termination features triggered upon a downgrade was $16.3 billion at March 31, 2011, for which the Firm has posted collateral of $11.4 billion in the normal course of business. At March 31, 2011, the impact of a single-notch and two-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), would have required $1.9 billion and $3.2 billion, respectively, of additional collateral to be posted by the Firm. In addition, at March 31, 2011, the impact of single-notch and two-notch ratings downgrades to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., related to contracts with termination triggers would have required the Firm to settle trades with a fair value of $382 million and $1.1 billion, respectively.
The following tables show the carrying value of derivative receivables and payables after netting adjustments and collateral received as of March 31, 2011, and December 31, 2010.

	Derivative receivables		Derivative payables
	March 31,	December 31,	March 31,	December 31,
(in millions)	2011	2010	2011	2010

Gross derivative fair value	$1,340,506	$1,529,412	$1,293,244	$1,485,109
Netting adjustment — offsetting receivables/payables	(1,197,097)	(1,376,969)	(1,197,097)	(1,376,969)
Netting adjustment — cash collateral received/paid	(64,665)	(71,962)	(34,785)	(38,921)

Carrying value on Consolidated Balance Sheets	$78,744	$80,481	$61,362	$69,219

In addition to the collateral amounts reflected in the tables above, at March 31, 2011, and December 31, 2010, the Firm had received liquid securities and other cash collateral in the amount of $16.2 billion and $16.5 billion, respectively, and had posted liquid securities and other cash collateral in the amount of $10.2 billion and $10.9 billion, respectively. The Firm also receives and delivers collateral at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move, respectively, in the Firm’s or client’s favor. Furthermore, the Firm and its counterparties hold collateral related to contracts that have a non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. At March 31, 2011, and December 31, 2010, the Firm had received $20.5 billion and $18.0 billion, respectively, and delivered $7.6 billion and $8.4 billion, respectively, of such additional collateral. These amounts were not netted against the derivative receivables and payables in the tables above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both March 31, 2011, and December 31, 2010.
Credit derivatives
For a more detailed discussion of credit derivatives, including a description of the different types used by the Firm, see Note 6 on pages 191–199 of JPMorgan Chase’s 2010 Annual Report.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of March 31, 2011, and December 31, 2010. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables include credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.
The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2011		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(b)	(sold)/purchased(c)	purchased(d)

Credit derivatives
Credit default swaps	$(2,840,995)	$2,809,606	$(31,389)	$33,757
Other credit derivatives(a)	(104,406)	25,687	(78,719)	30,692

Total credit derivatives	(2,945,401)	2,835,293	(110,108)	64,449
Credit-related notes	(1,965)	—	(1,965)	3,701

Total	$(2,947,366)	$2,835,293	$(112,073)	$68,150

	Maximum payout/Notional amount
December 31, 2010		Protection purchased with	Net protection	Other protection
(in millions)	Protection sold	identical underlyings(b)	(sold)/purchased(c)	purchased(d)

Credit derivatives
Credit default swaps	$(2,659,240)	$2,652,313	$(6,927)	$32,867
Other credit derivatives(a)	(93,776)	10,016	(83,760)	24,234

Total credit derivatives	(2,753,016)	2,662,329	(90,687)	57,101
Credit-related notes	(2,008)	—	(2,008)	3,327

Total	$(2,755,024)	$2,662,329	$(92,695)	$60,428

(a)	Primarily consists of total return swaps and credit default swap options.

(b)	Represents the total notional amount of protection purchased where the underlying reference instrument is identical to the reference instrument on protection sold; the notional amount of protection purchased for each individual identical underlying reference instrument may be greater or lower than the notional amount of protection sold.

(c)	Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.

(d)	Represents protection purchased by the Firm through single-name and index credit default swap or credit-related notes.

The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of March 31, 2011, and December 31, 2010, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of protection purchased are comparable to the profile reflected below.
Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile

				Total
March 31, 2011 (in millions)	<1 year	1-5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade	$(186,684)	$(1,224,970)	$(381,466)	$(1,793,120)	$(12,129)
Noninvestment-grade	(163,679)	(759,126)	(231,441)	(1,154,246)	(54,503)

Total	$(350,363)	$(1,984,096)	$(612,907)	$(2,947,366)	$(66,632)

				Total
December 31, 2010 (in millions)	<1 year	1-5 years	>5 years	notional amount	Fair value(b)

Risk rating of reference entity
Investment-grade	$(175,618)	$(1,194,695)	$(336,309)	$(1,706,622)	$(17,261)
Noninvestment-grade	(148,434)	(702,638)	(197,330)	(1,048,402)	(59,939)

Total	$(324,052)	$(1,897,333)	$(533,639)	$(2,755,024)	$(77,200)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral held by the Firm.
NOTE 6 — NONINTEREST REVENUE
For a discussion of the components of and accounting policies for the Firm’s other noninterest revenue, see Note 7 on pages 199–200 of JPMorgan Chase’s 2010 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2011	2010

Underwriting:
Equity	$379	$413
Debt	982	751

Total underwriting	1,361	1,164
Advisory	432	297

Total investment banking fees	$1,793	$1,461

The following table presents principal transactions revenue.

	Three months ended March 31,
(in millions)	2011	2010

Trading revenue	$3,940	$4,386
Private equity gains/(losses)(a)	805	162

Principal transactions	$4,745	$4,548

(a)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.
The following table presents components of asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2011	2010

Asset management:
Investment management fees	$1,494	$1,327
All other asset management fees	144	109

Total asset management fees	1,638	1,436
Total administration fees(a)	551	491
Commission and other fees:
Brokerage commissions	763	703
All other commissions and fees	654	635

Total commissions and fees	1,417	1,338

Total asset management, administration and commissions	$3,606	$3,265

(a)	Includes fees for custody, securities lending, funds services and securities clearance.

NOTE 7 — INTEREST INCOME AND INTEREST EXPENSE
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 on page 200 of JPMorgan Chase’s 2010 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended March 31,
(in millions)	2011	2010

Interest income
Loans	$9,507	$10,557
Securities	2,216	2,904
Trading assets	2,885	2,760
Federal funds sold and securities purchased under resale agreements	543	407
Securities borrowed	47	29
Deposits with banks	101	95
Other assets(a)	148	93

Total interest income	15,447	16,845

Interest expense
Interest-bearing deposits	922	844
Short-term and other liabilities(b)(c)	818	562
Long-term debt(c)	1,588	1,399
Beneficial interests issued by consolidated VIEs	214	330

Total interest expense	3,542	3,135

Net interest income	11,905	13,710
Provision for credit losses	1,169	7,010

Net interest income after provision for credit losses	$10,736	$6,700

(a)	Predominantly margin loans.

(b)	Includes brokerage customer payables.

(c)	Effective January 1, 2011, the long-term portion of advances from FHLBs was reclassified from other borrowed funds to long-term debt. The related interest expense for the prior-year period has also been reclassified to conform with the current presentation.
NOTE 8 — PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 on pages 201–210 of JPMorgan Chase’s 2010 Annual Report.
The following table presents the components of net periodic benefit cost reported in the Consolidated Statements of Income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended March 31, (in millions)	2011	2010	2011	2010	2011	2010

Components of net periodic benefit cost
Benefits earned during the period	$62	$58	$9	$7	$—	$—
Interest cost on benefit obligations	113	117	33	(14)	13	15
Expected return on plan assets	(198)	(186)	(36)	13	(22)	(24)
Amortization:
Net loss	41	56	12	14	—	—
Prior service cost/(credit)	(10)	(11)	—	—	(2)	(3)

Net periodic defined benefit cost	8	34	18	20	(11)	(12)
Other defined benefit pension plans(a)	7	4	4	4	NA	NA

Total defined benefit plans	15	38	22	24	(11)	(12)
Total defined contribution plans	78	63	78	65	NA	NA

Total pension and OPEB cost included in compensation expense	$93	$101	$100	$89	$(11)	$(12)

(a)	Includes various defined benefit pension plans which are individually immaterial.

The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $12.5 billion and $2.8 billion, respectively, as of March 31, 2011, and $12.2 billion and $2.6 billion, respectively, as of December 31, 2010. See Note 20 on page 155 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three-month periods ended March 31, 2011 and 2010.
The amount of potential 2011 contributions to the U.S. qualified defined benefit pension plans, if any, is not determinable at this time. For the full year 2011, the cost of funding benefits under the Firm’s U.S. non-qualified defined benefit pension plans is expected to total $42 million. The 2011 contributions to the non-U.S. defined benefit pension and OPEB plans are expected to be $166 million and $2 million, respectively.
NOTE 9 — EMPLOYEE STOCK-BASED INCENTIVES
For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 10 on pages 210–212 of JPMorgan Chase’s 2010 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated Statements of Income.

	Three months ended March 31,
(in millions)	2011	2010

Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$561	$688
Accrual of estimated costs of RSUs and SARs to be granted in future periods including those to full-career eligible employees	269	253

Total noncash compensation expense related to employee stock-based incentive plans	$830	$941

In the first quarter of 2011, in connection with its annual incentive grant, the Firm granted 55 million RSUs and 14 million SARs with weighted-average grant date fair values of $44.31 per RSU and $13.12 per SAR.
NOTE 10 — NONINTEREST EXPENSE
The following table presents the components of noninterest expense.

	Three months ended March 31,
(in millions)	2011	2010

Compensation expense	$8,263	$7,276
Noncompensation expense:
Occupancy expense	978	869
Technology, communications and equipment expense	1,200	1,137
Professional and outside services	1,735	1,575
Marketing	659	583
Other expense(a)(b)	2,943	4,441
Amortization of intangibles	217	243

Total noncompensation expense	7,732	8,848

Total noninterest expense	$15,995	$16,124

(a)	The three months ended March 31, 2011 and 2010, included litigation expense of $1.1 billion and $2.9 billion, respectively.

(b)	The three months ended March 31, 2011 and 2010, included foreclosed property expense of $210 million and $303 million, respectively.

NOTE 11 — SECURITIES
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. For additional information regarding AFS and HTM securities, see Note 12 on pages 214–218 of JPMorgan Chase’s 2010 Annual Report. Trading securities are discussed in Note 3 on pages 94–105 of this Form 10-Q.
Securities gains and losses
The following table presents realized gains and losses and credit losses that were recognized in income from AFS securities.

	Three months ended March 31,
(in millions)	2011	2010

Realized gains	$152	$752
Realized losses	(20)	(42)

Net realized gains(a)	132	710
Credit losses included in securities gains(b)	(30)	(100)

Net securities gains	$102	$610

(a)	Proceeds from securities sold were within approximately 2% of amortized cost.

(b)	Includes other-than-temporary impairment losses recognized in income on certain prime mortgage-backed securities for the three months ended March 31, 2011, and on certain prime mortgage-backed securities and obligations of U.S. states and municipalities for the three months ended March 31, 2010.
The amortized costs and estimated fair values of AFS and HTM securities were as follows for the dates indicated.

	March 31, 2011					December 31, 2010
		Gross	Gross				Gross	Gross
	Amortized	unrealized	unrealized		Fair	Amortized	unrealized	unrealized		Fair
(in millions)	cost	gains	losses		value	cost	gains	losses		value

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$119,503	$2,762	$411		$121,854	$117,364	$3,159	$297		$120,226
Residential:
Prime and Alt-A	2,360	75	173	(d)	2,262	2,173	81	250	(d)	2,004
Non-U.S.	52,946	372	341		52,977	47,089	290	409		46,970
Commercial	4,584	417	18		4,983	5,169	502	17		5,654

Total mortgage-backed securities	179,393	3,626	943		182,076	171,795	4,032	973		174,854
U.S. Treasury and government agencies(a)	7,002	88	35		7,055	11,258	118	28		11,348
Obligations of U.S. states and municipalities	11,688	164	414		11,438	11,732	165	338		11,559
Certificates of deposit	3,486	3	—		3,489	3,648	1	2		3,647
Non-U.S. government debt securities	33,194	164	108		33,250	20,614	191	28		20,777
Corporate debt securities(b)	63,455	446	361		63,540	61,718	495	419		61,794
Asset-backed securities:
Credit card receivables	6,085	331	—		6,416	7,278	335	5		7,608
Collateralized loan obligations	14,459	581	172		14,868	13,336	472	210		13,598
Other	9,286	135	14		9,407	8,968	130	16		9,082

Total available-for-sale debt securities	328,048	5,538	2,047	(d)	331,539	310,347	5,939	2,019	(d)	314,267
Available-for-sale equity securities	3,071	174	—		3,245	1,894	163	6		2,051

Total available-for-sale securities	$331,119	$5,712	$2,047	(d)	$334,784	$312,241	$6,102	$2,025	(d)	$316,318

Total held-to-maturity securities(c)	$16	$1	$—		$17	$18	$2	$—		$20

(a)	Includes total U.S. government-sponsored enterprise obligations with fair values of $91.7 billion and $94.2 billion at March 31, 2011, and December 31, 2010, respectively, which were predominantly mortgage-related.

(b)	Consists primarily of bank debt including sovereign government guaranteed bank debt.

(c)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.

(d)	Includes a total of $106 million and $133 million (pretax) of unrealized losses related to prime mortgage-backed securities for which credit losses have been recognized in income at March 31, 2011, and December 31, 2010, respectively. These unrealized losses are not credit-related and remain reported in accumulated other comprehensive income/(loss) (“AOCI”).

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at March 31, 2011, and December 31, 2010.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
March 31, 2011 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$17,342	$408	$169	$3	$17,511	$411
Residential:
Prime and Alt-A	—	—	1,196	173	1,196	173
Non-U.S.	29,713	259	3,361	82	33,074	341
Commercial	499	18	—	—	499	18

Total mortgage-backed securities	47,554	685	4,726	258	52,280	943
U.S. Treasury and government agencies	715	35	—	—	715	35
Obligations of U.S. states and municipalities	7,198	406	18	8	7,216	414
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	11,506	108	—	—	11,506	108
Corporate debt securities	20,103	360	99	1	20,202	361
Asset-backed securities:
Credit card receivables	—	—	—	—	—	—
Collateralized loan obligations	824	5	5,610	167	6,434	172
Other	2,268	8	117	6	2,385	14

Total available-for-sale debt securities	90,168	1,607	10,570	440	100,738	2,047
Available-for-sale equity securities	—	—	—	—	—	—

Total securities with gross unrealized losses	$90,168	$1,607	$10,570	$440	$100,738	$2,047

	Securities with gross unrealized losses
	Less than 12 months		12 months or more			Total
		Gross		Gross	Total	gross
	Fair	unrealized	Fair	unrealized	fair	unrealized
December 31, 2010 (in millions)	value	losses	value	losses	value	losses

Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$14,039	$297	$—	$—	$14,039	$297
Residential:
Prime and Alt-A	—	—	1,193	250	1,193	250
Non-U.S.	35,166	379	1,080	30	36,246	409
Commercial	548	14	11	3	559	17

Total mortgage-backed securities	49,753	690	2,284	283	52,037	973
U.S. Treasury and government agencies	921	28	—	—	921	28
Obligations of U.S. states and municipalities	6,890	330	20	8	6,910	338
Certificates of deposit	1,771	2	—	—	1,771	2
Non-U.S. government debt securities	6,960	28	—	—	6,960	28
Corporate debt securities	18,783	418	90	1	18,873	419
Asset-backed securities:
Credit card receivables	—	—	345	5	345	5
Collateralized loan obligations	460	10	6,321	200	6,781	210
Other	2,615	9	32	7	2,647	16

Total available-for-sale debt securities	88,153	1,515	9,092	504	97,245	2,019
Available-for-sale equity securities	—	—	2	6	2	6

Total securities with gross unrealized losses	$88,153	$1,515	$9,094	$510	$97,247	$2,025

Other-than-temporary impairment (“OTTI”)
The following table presents credit losses that are included in the securities gains and losses table above.

	Three months ended
	March 31,
(in millions)	2011	2010

Debt securities the Firm does not intend to sell that have credit losses
Total other-than-temporary impairment losses(a)	$(27)	$(94)
Losses recorded in/(reclassified from) other comprehensive income	(3)	(6)

Credit losses recognized in income(b)	$(30)	$(100)

(a)	For initial OTTI, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to previously recorded OTTI, if applicable.

(b)	Represents the credit loss component of certain prime mortgage-backed securities and obligations of U.S. states and municipalities that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.
Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three months ended March 31, 2011 and 2010, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Firm does not intend to sell.

	Three months ended March 31,
(in millions)	2011	2010

Balance, beginning of period	$632	$578
Additions:
Newly credit-impaired securities	4	—
Increase in losses on previously credit-impaired securities	—	94
Losses reclassified from other comprehensive income on previously credit-impaired securities	26	6
Reductions:
Sales of credit-impaired securities	—	(3)
Impact of new accounting guidance related to VIEs	—	(15)

Balance, end of period	$662	$660

Gross unrealized losses
Gross unrealized losses have generally increased since December 31, 2010. As of March 31, 2011, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of March 31, 2011.
Following is a description of the Firm’s principal security investments with the most significant unrealized losses that have been existing for 12 months or more as of March 31, 2011, and the key assumptions used in the Firm’s estimate of the present value of the cash flows most likely to be collected from these investments.
Mortgage-backed securities — Prime and Alt-A nonagency
As of March 31, 2011, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $173 million, all of which related to securities that have been in an unrealized loss position for 12 months or more. Approximately 57% of the total portfolio (by amortized cost) are currently rated below investment- grade; the Firm has recorded OTTI losses on 67% of the below investment-grade positions. In analyzing prime and Alt-A residential mortgage-backed securities for potential credit losses, the Firm utilizes a methodology that focuses on loan-level detail to estimate future cash flows, which are then allocated to the various tranches of the securities. The loan-level analysis primarily considers current home value, loan-to-value (“LTV”) ratio, loan type and geographical location of the underlying property to forecast prepayment, home price, default rate and loss severity. The forecasted weighted average underlying default rate on the positions was 24% and the related weighted average loss severity was 49%. Based on this analysis, an OTTI loss of $30 million was recognized for the three months ended March 31, 2011, on certain securities related to higher default rate assumptions, partially offset by lower loss severities. Overall unrealized losses have decreased since December 31, 2010, as a result of the recovery in security prices due to increased demand for higher-yielding asset classes and a deceleration in the pace of home price declines due in part to the U.S. government programs to facilitate financing and to spur home purchases. The unrealized loss of $173 million is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm’s investment. The credit enhancements associated with the below investment-grade and investment-grade positions are 9% and 43%, respectively.
Asset-backed securities — Collateralized loan obligations
As of March 31, 2011, gross unrealized losses related to CLOs were $172 million, of which $167 million related to securities that were in an unrealized loss position for 12 months or more. Overall losses have decreased since December 31, 2010, mainly as a result of lower default forecasts and spread tightening across various asset classes. Substantially all of these securities are rated “AAA,” “AA” and “A” and have an average credit enhancement of 30%. Credit enhancement in CLOs is primarily in the form of subordination, which is a form of structural credit enhancement where realized losses associated with assets held in an issuing vehicle are allocated to the various tranches of securities issued by the vehicle considering their relative seniority. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends, the Firm assumed collateral default rates of 2.1% for the first quarter 2011, and 5% thereafter. Further, loss severities were assumed to be 48% for loans and 82% for debt securities. Losses on collateral were estimated to occur approximately 18 months after default.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2011, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

	March 31, 2011
			Due after five
By remaining maturity	Due in one	Due after one year	years through 10	Due after
(in millions)	year or less	through five years	years	10 years(c)	Total

Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$—	$353	$3,196	$175,844	$179,393
Fair value	—	375	3,217	178,484	182,076
Average yield(b)	—%	4.77%	2.28%	3.73%	3.71%
U.S. Treasury and government agencies(a)
Amortized cost	$2,908	$3,843	$—	$251	$7,002
Fair value	2,925	3,906	—	224	7,055
Average yield(b)	1.61%	2.32%	—%	3.86%	2.08%
Obligations of U.S. states and municipalities
Amortized cost	$22	$159	$337	$11,170	$11,688
Fair value	22	166	355	10,895	11,438
Average yield(b)	1.07%	3.11%	4.68%	4.88%	4.84%
Certificates of deposit
Amortized cost	$3,390	$96	$—	$—	$3,486
Fair value	3,393	96	—	—	3,489
Average yield(b)	3.34%	0.93%	—%	—%	3.28%
Non-U.S. government debt securities
Amortized cost	$7,892	$22,281	$2,872	$149	$33,194
Fair value	7,927	22,319	2,855	149	33,250
Average yield(b)	1.76%	2.11%	2.54%	7.73%	2.09%
Corporate debt securities
Amortized cost	$17,255	$40,548	$5,651	$1	$63,455
Fair value	17,359	40,501	5,679	1	63,540
Average yield(b)	1.93%	2.21%	4.88%	1.00%	2.37%
Asset-backed securities
Amortized cost	$41	$3,301	$13,704	$12,784	$29,830
Fair value	41	3,412	14,246	12,992	30,691
Average yield(b)	8.75%	3.21%	2.40%	2.15%	2.39%

Total available-for-sale debt securities
Amortized cost	$31,508	$70,581	$25,760	$200,199	$328,048
Fair value	31,667	70,775	26,352	202,745	331,539
Average yield(b)	2.01%	2.25%	2.97%	3.70%	3.17%

Available-for-sale equity securities
Amortized cost	$—	$—	$—	$3,071	$3,071
Fair value	—	—	—	3,245	3,245
Average yield(b)	—%	—%	—%	0.17%	0.17%

Total available-for-sale securities
Amortized cost	$31,508	$70,581	$25,760	$203,270	$331,119
Fair value	31,667	70,775	26,352	205,990	334,784
Average yield(b)	2.01%	2.25%	2.97%	3.64%	3.14%

Total held-to-maturity securities
Amortized cost	$—	$7	$8	$1	$16
Fair value	—	7	9	1	17
Average yield(b)	—%	6.97%	6.82%	6.47%	6.86%

(a)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at March 31, 2011.

(b)	The average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives. Taxable equivalent amounts are used where applicable.

(c)	Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately five years for agency residential mortgage-backed securities, three years for agency residential collateralized mortgage obligations and five years for nonagency residential collateralized mortgage obligations.

NOTE 12 — SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 13 on page 219 of JPMorgan Chase’s 2010 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 105–106 of this Form 10-Q.
The following table details the Firm’s securities financing agreements, all of which are accounted for as collateralized financings during the periods presented.

(in millions)	March 31, 2011	December 31, 2010

Securities purchased under resale agreements(a)	$216,988	$222,302
Securities borrowed(b)	119,000	123,587

Securities sold under repurchase agreements(c)	$259,147	$262,722
Securities loaned	23,124	10,592

(a)	At March 31, 2011, and December 31, 2010, included resale agreements of $20.0 billion and $20.3 billion, respectively, accounted for at fair value.

(b)	At March 31, 2011, and December 31, 2010, included securities borrowed of $15.3 billion and $14.0 billion, respectively, accounted for at fair value.

(c)	At March 31, 2011, and December 31, 2010, included repurchase agreements of $6.2 billion and $4.1 billion, respectively, accounted for at fair value.
The amounts reported in the table above were reduced by $125.3 billion and $112.7 billion at March 31, 2011, and December 31, 2010, respectively, as a result of agreements in effect that meet the specified conditions for net presentation under applicable accounting guidance.
For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22 on page 160 of this Form 10-Q.

NOTE 13 — LOANS
Loan accounting framework
The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. The Firm accounts for and measures the loans as follows:
•	Originated or purchased loans held-for-investment (i.e., “retained”), other than PCI loans, are measured at the principal amount outstanding, net of the following: allowance for loan losses; net charge-offs; interest applied to principal (for loans accounted for on the cost recovery method); unamortized discounts and premiums; and deferred loan fees or costs.

•	Held-for-sale loans are measured at the lower of cost or fair value, with valuation changes recorded in noninterest revenue.

•	Loans used in a trading strategy or risk managed on a fair value basis are measured at fair value, with changes in fair value recorded in noninterest revenue.

•	PCI loans held-for-investment are initially recorded at fair value upon acquisition.
For a detailed discussion of loans, including accounting policies, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report. See Note 4 on pages 105–106 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 94–105 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.
Loan portfolio
The Firm’s loan portfolio is divided into three portfolio segments, which are the same segments used by the Firm to determine the allowance for loan losses: Wholesale; Consumer, excluding credit card; and Credit Card. Within each portfolio segment, the Firm monitors and assesses the credit risk in the following classes of loans, based on the risk characteristics of each loan class:

Wholesale(a)
• Commercial and industrial • Real estate • Financial institutions • Government agencies • Other

Consumer, excluding
credit card(b)
Residential real estate — excluding PCI
•   Home equity — senior lien
•   Home equity — junior lien
•   Prime mortgage, including option adjustable-rate mortgages (“ARMs”)
•   Subprime mortgage
Other consumer loans
•   Auto(c)
•   Business banking(c)
•    Student and other
Residential real estate — PCI
•    Home equity
•    Prime mortgage
•    Subprime mortgage
•    Option ARMs

Credit Card
• Chase, excluding accounts originated by Washington Mutual • Accounts originated by Washington Mutual

(a)	Includes loans reported in IB, Commercial Banking (“CB”), Treasury & Securities Services (“TSS”), Asset Management (“AM”) and Corporate/Private Equity segments.

(b)	Includes RFS and residential real estate loans reported in the Corporate/Private Equity segment.

(c)	Includes risk-rated loans that apply the Firm’s wholesale methodology for determining the allowance for loan losses; these loans are managed by RFS and therefore, for consistency in presentation, are included with the other consumer loan classes.

The following table summarizes the Firm’s loan balances by portfolio segment:

		Consumer, excluding
March 31, 2011 (in millions)	Wholesale	credit card	Credit Card	Total

Retained	$229,648	$320,998	$124,791	$675,437	(a)
Held-for-sale	4,554	188	4,012	8,754
At fair value	1,805	—	—	1,805

Total	$236,007	$321,186	$128,803	$685,996

		Consumer, excluding
December 31, 2010 (in millions)	Wholesale	credit card	Credit Card	Total

Retained	$222,510	$327,464	$135,524	$685,498	(a)
Held-for-sale	3,147	154	2,152	5,453
At fair value	1,976	—	—	1,976

Total	$227,633	$327,618	$137,676	$692,927

(a)	Loans (other than PCI loans and those for which the fair value option has been selected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs of $2.4 billion and $1.9 billion at March 31, 2011, and December 31, 2010, respectively.
The following table provides information about the carrying value of retained loans purchased, retained loans sold and retained loans reclassified to loans held-for-sale during the periods indicated. This table excludes loans recorded at fair value. On an on-going basis, the Firm manages its exposure to credit risk. Selling loans is one way that the Firm reduces its credit exposures.

		Consumer, excluding
Three months ended March 31, 2011 (in millions)	Wholesale	credit card	Credit Card	Total

Purchases:	$123	$1,992	$—	$2,115
Sales:	877	257	—	1,134
Retained loans reclassified to held-for-sale	177	—	1,912	2,089

The following table provides information about gains and losses on loan sales by portfolio segment.

Three months ended March 31, (in millions)	2011	2010

Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Wholesale	$61	$79
Consumer, excluding credit card	25	30
Credit Card	(20)	—

Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$66	$109

(a)	Excludes sales related to loans accounted for at fair value.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers from large corporate and institutional clients to certain high-net worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on the risk ratings, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial
	and industrial		Real estate
	March 31,	December 31,	March 31,	December 31,
(in millions, except ratios)	2011	2010	2011	2010
Loans by risk ratings
Investment-grade	$33,942	$31,697	$28,884	$28,504
Noninvestment-grade:
Noncriticized	31,943	30,874	16,167	16,425
Criticized performing	2,393	2,371	5,405	5,769
Criticized–total nonaccrual	1,457	1,634	2,364	2,937

Total noninvestment grade	35,793	34,879	23,936	25,131

Total retained loans	$69,735	$66,576	$52,820	$53,635

% of total criticized to total retained loans	5.52%	6.02%	14.71%	16.23%
% of nonaccrual loans to total retained loans	2.09	2.45	4.48	5.48

Loans by geographic distribution(a)
Total non-U.S.	$19,298	$17,731	$1,513	$1,963
Total U.S.	50,437	48,845	51,307	51,672

Total retained loans	$69,735	$66,576	$52,820	$53,635

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$68,092	$64,501	$50,162	$50,299
30–89 days past due and still accruing	180	434	247	290
90 or more days past due and still accruing(c)	6	7	47	109
Nonaccrual	1,457	1,634	2,364	2,937

Total retained loans	$69,735	$66,576	$52,820	$53,635

(a)	U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)	For wholesale loans, the past due status of a loan is generally not a significant indicator of credit quality due to the ongoing review and monitoring of an obligor’s ability to meet contractual obligations. For a discussion of more significant factors, see Note 14 on page 223 of JPMorgan Chase’s 2010 Annual Report.

(c)	Represents loans that are 90 days or more past due as to principal and/or interest, but that are still accruing interest; these loans are considered well-collateralized.

(d)	Other primarily includes loans to special purpose entities and loans to private banking clients. See Note 1 on pages 164–165 of the Firm’s 2010 Annual Report for additional information on SPEs.
The following table presents additional information on the real estate class of loans within the wholesale portfolio segment for the periods indicated. For further information on real estate loans, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.

	Multi-family		Commercial lessors
	March 31,	December 31,	March 31,	December 31,
(in millions, except ratios)	2011	2010	2011	2010

Real estate retained loans	$30,501	$30,604	$15,226	$15,796
Criticized exposure	3,623	3,798	2,850	3,593
% of total real estate retained loans	11.88%	12.41%	18.72%	22.75%
Criticized nonaccrual	$1,027	$1,016	$1,000	$1,549
% of total real estate retained loans	3.37%	3.32%	6.57%	9.81%

(table continued from previous page)

Financial						Total
institutions		Government agencies		Other(d)		retained loans
March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
2011	2010	2011	2010	2011	2010	2011	2010

$24,940	$22,525	$6,304	$6,871	$59,089	$56,450	$153,159	$146,047

7,312	8,480	355	382	7,642	6,012	63,419	62,173
297	317	5	3	392	320	8,492	8,780
90	136	22	22	645	781	4,578	5,510

7,699	8,933	382	407	8,679	7,113	76,489	76,463

$32,639	$31,458	$6,686	$7,278	$67,768	$63,563	$229,648	$222,510

1.19%	1.44%	0.40%	0.34%	1.53%	1.73%	5.69%	6.42%
0.28	0.43	0.33	0.30	0.95	1.23	1.99	2.48

$23,704	$19,756	$834	$870	$27,113	$25,831	$72,462	$66,151
8,935	11,702	5,852	6,408	40,655	37,732	157,186	156,359

$32,639	$31,458	$6,686	$7,278	$67,768	$63,563	$229,648	$222,510

$32,454	$31,289	$6,658	$7,222	$66,362	$61,837	$223,728	$215,148
93	31	6	34	693	704	1,219	1,493
2	2	—	—	68	241	123	359
90	136	22	22	645	781	4,578	5,510

$32,639	$31,458	$6,686	$7,278	$67,768	$63,563	$229,648	$222,510

(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
2011	2010	2011	2010	2011	2010

$3,294	$3,395	$3,799	$3,840	$52,820	$53,635
535	619	761	696	7,769	8,706
16.24%	18.23%	20.03%	18.13%	14.71%	16.23%
$141	$174	$196	$198	$2,364	$2,937
4.28%	5.13%	5.16%	5.16%	4.48%	5.48%

Wholesale impaired loans and loan modifications
Wholesale impaired loans include loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on pages 139—140 of this Form 10-Q.
The table below set forth information about the Firm’s wholesale impaired loans.

	Commercial				Financial		Government				Total
	and industrial		Real estate		institutions		agencies		Other		retained loans
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Impaired loans
With an allowance	$1,382	$1,512	$2,043	$2,510	$72	$127	$22	$22	$550	$697	$4,069	$4,868
Without an allowance(a)	135	157	257	445	18	8	—	—	19	8	429	618

Total impaired loans	$1,517	$1,669	$2,300	$2,955	$90	$135	$22	$22	$569	$705	$4,498	$5,486

Allowance for loan losses related to impaired loans(b)	$414	$435	$436	$825	$28	$61	$14	$14	$138	$239	$1,030	$1,574
Unpaid principal balance of impaired loans(c)	2,507	2,453	2,777	3,487	218	244	31	30	917	1,046	6,450	7,260

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)	The allowance for impaired loans is included in JPMorgan Chase’s asset-specific allowance for loan losses.

(c)	Represents the contractual amount of principal owed at March 31, 2001 and December 31, 2010. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.
The following table presents the Firm’s average impaired loans for the periods indicated.

Three months ended March 31,	Average impaired loans
(in millions)	2011	2010

Commercial and industrial	$1,553	$1,905
Real estate	2,730	3,041
Financial institutions	94	512
Government agencies	22	3
Other	637	995

Total(a)	$5,036	$6,456

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three months ended March 31, 2011 and 2010.
The following table provides information about the Firm’s wholesale loans modified in troubled debt restructurings (“TDRs”). These TDR loans are included as impaired loans in the above tables.

	Commercial				Financial		Government				Total
	and industrial		Real estate		institutions		agencies		Other		retained loans
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Loans modified in troubled debt restructurings(a)	$156	$212	$270	$907	$1	$1	$22	$22	$—	$1	$449	$1,143
TDRs on nonaccrual status	105	163	269	831	1	1	22	22	—	1	397	1,018
Additional commitments to lend to borrowers whose loans have been modified in TDRs	4	1	18	—	—	—	—	—	—	—	22	1

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

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
The table below provides information about consumer retained loans by class, excluding the credit card loan portfolio segment.

(in millions)	March 31, 2011	December 31, 2010

Residential real estate – excluding PCI
Home equity:
Senior lien(a)	$24,071	$24,376
Junior lien(b)	61,182	64,009
Mortgages:
Prime, including option ARMs	74,682	74,539
Subprime	10,841	11,287
Other consumer loans
Auto	47,411	48,367
Business banking	16,957	16,812
Student and other	15,089	15,311
Residential real estate – PCI
Home equity	23,973	24,459
Prime mortgage	16,725	17,322
Subprime mortgage	5,276	5,398
Option ARMs	24,791	25,584

Total retained loans	$320,998	$327,464

(a)	Represents loans where JPMorgan Chase holds the first security interest on the property.

(b)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.
Delinquency rates are a primary credit quality indicator for consumer loans. Other credit quality indicators for consumer loans include:
•	For residential real estate loans, including both non-PCI and PCI portfolios: The current estimated loan-to-value (“LTV”) ratio, or the combined LTV ratio in the case of loans with a junior lien, the geographic distribution of the loan collateral, and the borrowers’ current or “refreshed” FICO score.
•	For auto, scored business banking and student loans: Geographic distribution.
•	For risk-rated business banking and auto loans: Risk ratings of the loan, geographic considerations and whether the loan is considered to be criticized and/or nonaccrual.
For further information on consumer credit quality indicators, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.

Residential real estate — excluding PCI loans
The tables below provide information by class for residential real estate (excluding PCI) retained loans in the consumer, excluding credit card portfolio segment.

	Home equity
	Senior lien		Junior lien
	March 31,	December 31,	March 31,	December 31,
(in millions, except ratios)	2011	2010	2011	2010

Loan delinquency(a)
Current and less than 30 days past due	$23,354	$23,615	$59,676	$62,315
30–149 days past due	364	414	1,304	1,508
150 or more days past due	353	347	202	186

Total retained loans	$24,071	$24,376	$61,182	$64,009

% of 30+ days past due to total retained loans	2.98%	3.12%	2.46%	2.65%
90 or more days past due and still accruing	$—	$—	$—	$—
Nonaccrual loans(b)	470	479	793	784

Current estimated LTV ratios(c)(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$558	$528	$7,026	$6,928
Less than 660	243	238	2,530	2,495

101% to 125% and refreshed FICO scores:
Equal to or greater than 660	1,100	974	9,390	9,403
Less than 660	354	325	2,836	2,873

80% to 100% and refreshed FICO scores:
Equal to or greater than 660	2,934	2,860	12,603	13,333
Less than 660	744	738	2,940	3,155

Less than 80% and refreshed FICO scores:
Equal to or greater than 660	15,478	15,994	20,759	22,527
Less than 660	2,660	2,719	3,098	3,295

U.S. government-guaranteed	—	—	—	—

Total retained loans	$24,071	$24,376	$61,182	$64,009

Geographic region
California	$3,336	$3,348	$14,037	$14,656
New York	3,266	3,272	11,809	12,278
Texas	3,499	3,594	2,114	2,239
Florida	1,078	1,088	3,312	3,470
Illinois	1,622	1,635	4,068	4,248
Ohio	1,977	2,010	1,487	1,568
New Jersey	731	732	3,461	3,617
Michigan	1,159	1,176	1,545	1,618
Arizona	1,461	1,481	2,827	2,979
Washington	767	776	2,051	2,142
All other(f)	5,175	5,264	14,471	15,194

Total retained loans	$24,071	$24,376	$61,182	$64,009

(a)	Mortgage loans insured by U.S. government agencies are included in the delinquency classifications presented. Prior period amounts have been revised to conform to the current period presentation.

(b)	At March 31, 2011, and December 31, 2010, nonaccrual loans excluded mortgage loans insured by U.S. government agencies of $9.8 billion and $10.5 billion, respectively, that are accruing at the guaranteed reimbursement rate. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(c)	Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models utilizing nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. These property values do not represent actual appraised loan level collateral values; as such, the resulting ratios are necessarily imprecise and should be viewed as estimates.

(d)	Junior lien represents combined LTV, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm at least on a quarterly basis.

(f)	At March 31, 2011, and December 31, 2010, included mortgage loans insured by U.S. government agencies of $13.0 billion and $12.9 billion, respectively.

(g)	At March 31, 2011, and December 31, 2010, excluded mortgage loans insured by U.S. government agencies of $10.4 billion and $11.4 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(table continued from previous page)

Mortgages					Total residential real
Prime, including option ARMs			Subprime		estate (excluding PCI)
March 31,	December 31,		March 31,	December 31,	March 31,	December 31,
2011	2010		2011	2010	2011	2010

$60,399	$59,223		$8,236	$8,477	$151,665	$153,630
3,155	4,052		961	1,184	5,784	7,158
11,128	11,264		1,644	1,626	13,327	13,423

$74,682	$74,539		$10,841	$11,287	$170,776	$174,211

6.36% (g)	6.68	%(g)	24.03%	24.90%	5.61% (g)	5.88	%(g)
$—	$—		$—	$—	$—	$—
4,166	4,320		2,106	2,210	7,535	7,793

$3,250	$3,039		$377	$338	$11,211	$10,833
1,603	1,595		1,209	1,153	5,585	5,481

4,798	4,733		511	506	15,799	15,616
1,805	1,775		1,481	1,486	6,476	6,459

10,652	10,720		889	925	27,078	27,838
2,792	2,786		1,841	1,955	8,317	8,634

32,200	32,385		2,056	2,252	70,493	73,158
4,587	4,557		2,477	2,672	12,822	13,243

12,995	12,949		—	—	12,995	12,949

$74,682	$74,539		$10,841	$11,287	$170,776	$174,211

$19,070	$19,278		$1,660	$1,730	$38,103	$39,012
9,745	9,587		1,332	1,381	26,152	26,518
2,688	2,569		333	345	8,634	8,747
4,709	4,840		1,362	1,422	10,461	10,820
3,885	3,765		445	468	10,020	10,116
455	462		265	275	4,184	4,315
2,027	2,026		513	534	6,732	6,909
951	963		281	294	3,936	4,051
1,274	1,320		230	244	5,792	6,024
2,021	2,056		238	247	5,077	5,221
27,857	27,673		4,182	4,347	51,685	52,478

$74,682	$74,539		$10,841	$11,287	$170,776	$174,211

Residential real estate impaired loans and loan modifications — excluding PCI loans
The Firm is participating in the U.S. Treasury’s Making Home Affordable (“MHA”) programs and is continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the MHA programs. For further information, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
The tables below set forth information about the Firm’s residential real estate impaired loans, excluding PCI. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on pages 139–140 of this Form 10-Q.

	Home equity				Mortgages
					Prime, including				Total residential real
	Senior lien		Junior lien		option ARMs		Subprime		estate (excluding PCI)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Impaired loans(a)(b)
With an allowance	$217	$211	$380	$258	$2,421	$1,525	$2,573	$2,563	$5,591	$4,557
Without an allowance(c)	17	15	29	25	569	559	181	188	796	787

Total impaired loans(d)	$234	$226	$409	$283	$2,990	$2,084	$2,754	$2,751	$6,387	$5,344

Allowance for loan losses related to impaired loans	$72	$77	$114	$82	$92	$97	$537	$555	$815	$811
Unpaid principal balance of impaired loans(e)	281	265	551	402	3,757	2,751	3,872	3,777	8,461	7,195
Impaired loans on nonaccrual status	38	38	178	63	570	534	595	632	1,381	1,267

(a)	Represents loans modified in a TDR. These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	There were no additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2011, and December 31, 2010.

(c)	When discounted cash flows or collateral value equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This result typically occurs when an impaired loan has been partially charged off.

(d)	At March 31, 2011, and December 31, 2010, $3.6 billion and $3.0 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Substantially all amounts due under the terms of these loans continue to be insured, and where applicable, reimbursement of insured amounts is proceeding normally.

(e)	Represents the contractual amount of principal owed at March 31, 2011, and December 31, 2010. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.
The following table presents average impaired loans and the related interest income reported by the Firm.

					Interest income on impaired
Three months ended March 31,	Average impaired loans		Interest income on impaired loans(a)		loans on a cash basis(a)
(in millions)	2011	2010	2011	2010	2011	2010

Home equity
Senior lien	$231	$165	$3	$2	$—	$—
Junior lien	353	269	4	3	—	—
Mortgages
Prime, including option ARMs	2,477	976	26	17	3	1
Subprime	2,750	2,206	34	27	3	4

Total residential real estate (excluding PCI)	$5,811	$3,616	$67	$49	$6	$5

(a)	Generally, interest income on loans modified in a TDR is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms. As of March 31, 2011 and 2010, loans of $640 million and $663 million, respectively, were TDRs for which the borrowers had not yet made six payments under their modified terms.

Other consumer loans
The tables below provide information for other consumer retained loan classes, including auto, business banking and student loans.

	Auto		Business banking		Student and other		Total other consumer
	March 31,	December 31,	March 31,	December 31,	March 31,	December	March 31,	December 31,
(in millions, except ratios)	2011	2010	2011	2010	2011	31, 2010	2011	2010

Loan delinquency(a)
Current and less than 30 days past due	$46,949	$47,778	$16,443	$16,240	$13,744	$13,998	$77,136	$78,016
30–119 days past due	454	579	322	351	828	795	1,604	1,725
120 or more days past due	8	10	192	221	517	518	717	749

Total retained loans	$47,411	$48,367	$16,957	$16,812	$15,089	$15,311	$79,457	$80,490

% of 30+ days past due to total retained loans	0.97%	1.22%	3.03%	3.40%	1.99% (d)	1.61%(d)	1.61% (d)	1.75%(d)

90 or more days past due and still accruing(b)	$—	$—	$—	$—	$615	$625	$615	$625

Nonaccrual loans	120	141	810	832	107	67	1,037	1,040

Geographic region
California	$4,214	$4,307	$966	$851	$1,314	$1,330	$6,494	$6,488
New York	3,781	3,875	2,882	2,877	1,296	1,305	7,959	8,057
Texas	4,385	4,505	2,582	2,550	1,245	1,273	8,212	8,328
Florida	1,865	1,923	222	220	710	722	2,797	2,865
Illinois	2,540	2,608	1,323	1,320	934	940	4,797	4,868
Ohio	2,855	2,961	1,603	1,647	994	1,010	5,452	5,618
New Jersey	1,832	1,842	229	422	499	502	2,560	2,766
Michigan	2,377	2,434	1,394	1,401	714	729	4,485	4,564
Arizona	1,438	1,499	1,210	1,218	377	387	3,025	3,104
Washington	734	716	133	115	275	279	1,142	1,110
All other	21,390	21,697	4,413	4,191	6,731	6,834	32,534	32,722

Total retained loans	$47,411	$48,367	$16,957	$16,812	$15,089	$15,311	$79,457	$80,490

Loans by risk ratings(c)
Noncriticized	$5,840	$5,803	$11,153	$10,831	NA	NA	$16,993	$16,634
Criticized performing	257	265	457	502	NA	NA	714	767
Criticized nonaccrual	8	12	574	574	NA	NA	582	586

(a)	Loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) are included in the delinquency classifications presented based on their payment status. Prior period amounts have been revised to conform to the current period presentation.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)	At March 31, 2011, and December 31, 2010, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $1.0 billion and $1.1 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans
The tables below set forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and any loan that has been modified in a TDR.

	Auto		Business banking		Total other consumer(c)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2011	2010	2011	2010	2011	2010

Impaired loans
With an allowance	$98	$102	$769	$774	$867	$876
Without an allowance(a)	—	—	—	—	—	—

Total impaired loans	$98	$102	$769	$774	$867	$876

Allowance for loan losses related to impaired loans	$16	$16	$236	$248	$252	$264
Unpaid principal balance of impaired loans(b)	131	132	894	899	1,025	1,031
Impaired loans on nonaccrual status	47	50	631	647	678	697

(a)	When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Represents the contractual amount of principal owed at March 31, 2011, and December 31, 2010. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(c)	There were no impaired student and other loans at March 31, 2011, and December 31, 2010.

The following table presents average impaired loans.

Three months ended March 31,	Average impaired loans(b)
(in millions)	2011	2010
Auto	$99	$127
Business banking	772	510
Total other consumer(a)	$871	$637

(a)	There were no student and other loans modified in TDRs at March 31, 2011, and December 31, 2010.

(b)	The related interest income on impaired loans, including those on cash basis, was not material for the three months ended March 31, 2011 and 2010.
The following table provides information about the Firm’s other consumer loans modified in TDRs. These TDR loans are included as impaired loans in the tables above.

	Auto		Business banking		Total other consumer(c)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2011	2010	2011	2010	2011	2010

Loans modified in troubled debt restructurings(a)(b)	$90	$91	$408	$395	$498	$486
TDRs on nonaccrual status	39	39	270	268	309	307

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2011, and December 31, 2010, were immaterial.

(c)	There were no student and other loans modified in TDRs at March 31, 2011, and December 31, 2010.

Purchased credit-impaired (“PCI”) loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
Residential real estate — PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card PCI loans.

	Home equity		Prime mortgage
	March 31,	December 31,	March 31,	December 31,
(in millions, except ratios)	2011	2010	2011	2010

Carrying value(a)	$23,973	$24,459	$16,725	$17,322
Related allowance for loan losses(b)	1,583	1,583	1,766	1,766

Loan delinquency (based on unpaid principal balance)
Current and less than 30 days past due	$24,956	$25,783	$12,632	$13,035
30–149 days past due	1,193	1,348	1,285	1,468
150 or more days past due	1,248	1,181	4,238	4,425

Total loans	$27,397	$28,312	$18,155	$18,928

% of 30+ days past due to total loans	8.91%	8.93%	30.42%	31.13%

Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$6,466	$6,324	$2,424	$2,400
Less than 660	4,065	4,052	2,897	2,744

101% to 125% and refreshed FICO scores:
Equal to or greater than 660	5,804	6,097	3,517	3,815
Less than 660	2,584	2,701	2,904	3,011

80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,685	4,019	1,757	1,970
Less than 660	1,378	1,483	1,749	1,857

Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	2,379	2,539	1,323	1,443
Less than 660	1,036	1,097	1,584	1,688

Total unpaid principal balance	$27,397	$28,312	$18,155	$18,928

Geographic region (based on unpaid principal balance)
California	$16,466	$17,012	$10,405	$10,891
New York	1,276	1,316	1,086	1,111
Texas	508	525	184	194
Florida	2,521	2,595	1,467	1,519
Illinois	607	627	550	562
Ohio	36	38	88	91
New Jersey	520	540	478	486
Michigan	91	95	262	279
Arizona	521	539	330	359
Washington	1,486	1,535	432	451
All other	3,365	3,490	2,873	2,985

Total unpaid principal balance	$27,397	$28,312	$18,155	$18,928

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

(b)	Management concluded as part of the Firm’s regular assessment of the PCI loan pools that it was probable that higher expected principal credit losses would result in a decrease in expected cash flows. As a result, an allowance for loan losses for impairment of these pools has been recognized.

(c)	Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models utilizing nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. These property values do not represent actual appraised loan level collateral values; as such, the resulting ratios are necessarily imprecise and should be viewed as estimates. Current estimated combined LTV for junior lien home equity loans considers all available lien positions related to the property.

(d)	Refreshed FICO scores represent each borrower’s most recent credit score obtained by the Firm. The Firm obtains refreshed FICO scores at least quarterly.

(table continued from previous page)

Subprime mortgage		Option ARMs		Total PCI
March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
2011	2010	2011	2010	2011	2010

$5,276	$5,398	$24,791	$25,584	$70,765	$72,763
98	98	1,494	1,494	4,941	4,941

$4,352	$4,312	$18,317	$18,672	$60,257	$61,802
833	1,020	1,932	2,215	5,243	6,051
2,660	2,710	9,310	9,904	17,456	18,220

$7,845	$8,042	$29,559	$30,791	$82,956	$86,073

44.53%	46.38%	38.03%	39.36%	27.36%	28.20%

$465	$432	$2,737	$2,681	$12,092	$11,837
2,174	2,129	6,315	6,330	15,451	15,255

411	424	4,098	4,292	13,830	14,628
1,637	1,663	4,814	5,005	11,939	12,380

336	374	3,763	4,152	9,541	10,515
1,380	1,477	3,396	3,551	7,903	8,368

177	186	2,087	2,281	5,966	6,449
1,265	1,357	2,349	2,499	6,234	6,641

$7,845	$8,042	$29,559	$30,791	$82,956	$86,073

$1,889	$1,971	$15,430	$16,130	$44,190	$46,004
731	736	1,660	1,703	4,753	4,866
428	435	151	155	1,271	1,309
896	906	3,762	3,916	8,646	8,936
432	438	753	760	2,342	2,387
120	122	123	131	367	382
313	316	1,039	1,064	2,350	2,406
204	214	309	345	866	933
154	165	482	528	1,487	1,591
176	178	727	745	2,821	2,909
2,502	2,561	5,123	5,314	13,863	14,350

$7,845	$8,042	$29,559	$30,791	$82,956	$86,073

The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three months ended March 31, 2011 and 2010, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. This table excludes the cost to fund the PCI portfolios, and therefore does not represent net interest income expected to be earned on these portfolios.

Three months ended March 31	Total PCI
(in millions, except ratios)	2011	2010

Balance, January 1	$19,097	$25,544
Accretion into interest income	(704)	(886)
Changes in interest rates on variable rate loans	(32)	(394)
Other changes in expected cash flows(a)	455	(3,693)

Balance, March 31	$18,816	$20,571
Accretable yield percentage	4.29%	4.57%

(a)	Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three months ended March 31, 2011, other changes in expected cash flows were principally driven by changes in prepayment assumptions. For the three months ended March 31, 2010, other changes in expected cash flows were principally driven by changes in prepayment assumptions, as well as reclassification to the nonaccretable difference. Changes to prepayment assumptions change the expected remaining life of the portfolio, which drives changes in expected future interest cash collections. Such changes do not have a significant impact on the accretable yield percentage.
The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable rate products such as option ARM and home equity loans; and (ii) changes in prepayment assumptions.
Since the date of purchase, the decrease in the accretable yield percentage has been primarily related to a decrease in interest rates on variable-rate loans and, to a lesser extent, extended loan liquidation periods. Certain events, such as extended loan liquidation periods, affect the timing of expected cash flows but not the amount of cash expected to be received (i.e., the accretable yield balance). Extended loan liquidation periods reduce the accretable yield percentage because the same accretable yield balance is recognized against a higher-than-expected loan balance over a longer-than-expected period of time.

Credit card loans
The credit card portfolio segment includes credit card loans originated and purchased by the Firm, including those acquired in the Washington Mutual transaction. Delinquency rates are the primary credit quality indicator for credit card loans. In addition to delinquency rates, the geographic distribution of the loans provides insight as to the credit quality of the portfolio based on the regional economy.
The borrower’s credit score is another general indicator of credit quality. Because the credit score tends to be a lagging indicator of credit quality, the Firm does not use credit scores as a primary indicator of credit quality. For more information on credit quality indicators, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report. The Firm generally originates new card accounts to prime consumer borrowers. However, certain cardholders’ refreshed FICO scores may change over time, depending on the performance of the cardholder and changes in credit score technology.
The table below sets forth information about the Firm’s Credit Card loans.

	Chase, excluding		Washington Mutual
	Washington Mutual portfolio(c)		portfolio(c)		Total credit card
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions, except ratios)	2011	2010	2011	2010	2011	2010

Loan delinquency(a)
Current and less than 30 days past due and still accruing	$108,748	$117,248	$11,585	$12,670	$120,333	$129,918
30–89 days past due and still accruing	1,693	2,092	350	459	2,043	2,551
90 or more days past due and still accruing	1,940	2,449	473	604	2,413	3,053
Nonaccrual loans	2	2	—	—	2	2

Total retained loans	$112,383	$121,791	$12,408	$13,733	$124,791	$135,524

Loan delinquency ratios
% of 30 plus days past due to total retained loans	3.23%	3.73%	6.63%	7.74%	3.57%	4.14%
% of 90 plus days past due to total retained loans	1.73	2.01	3.81	4.40	1.93	2.25

Credit card loans by geographic region
California	$14,269	$15,454	$2,391	$2,650	$16,660	$18,104
New York	8,839	9,540	933	1,032	9,772	10,572
Texas	8,700	9,217	915	1,006	9,615	10,223
Florida	6,240	6,724	1,049	1,165	7,289	7,889
Illinois	6,472	7,077	489	542	6,961	7,619
New Jersey	4,628	5,070	446	494	5,074	5,564
Ohio	4,550	5,035	362	401	4,912	5,436
Pennsylvania	4,073	4,521	383	424	4,456	4,945
Michigan	3,569	3,956	246	273	3,815	4,229
Virginia	2,802	3,020	267	295	3,069	3,315
Georgia	2,599	2,834	359	398	2,958	3,232
Washington	1,932	2,053	397	438	2,329	2,491
All other	43,710	47,290	4,171	4,615	47,881	51,905

Total retained loans	$112,383	$121,791	$12,408	$13,733	$124,791	$135,524

Percentage of portfolio based on carrying value with estimated refreshed FICO scores(b)
Equal to or greater than 660	80.9%	80.6%	58.2%	56.4%	78.4%	77.9%
Less than 660	19.1	19.4	41.8	43.6	21.6	22.1

(a)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(b)	Refreshed FICO scores are estimated based on a statistically significant random sample of credit card accounts in the credit card portfolio for the period shown. The Firm obtains refreshed FICO scores at least quarterly.

(c)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

Credit card impaired loans
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 on pages 220—238 of JPMorgan Chase’s 2010 Annual Report.
The tables below set forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

	Chase, excluding
	Washington Mutual		Washington Mutual
	portfolio		portfolio		Total credit card
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2011	2010	2011	2010	2011	2010

Impaired loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$6,303	$6,685	$1,472	$1,570	$7,775	$8,255
Modified credit card loans that have reverted to pre-modification payment terms(d)	1,197	1,439	264	311	1,461	1,750

Total impaired loans	$7,500	$8,124	$1,736	$1,881	$9,236	$10,005

Allowance for loan losses related to impaired loans	$3,013	$3,175	$806	$894	$3,819	$4,069

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers then enrolled in a credit card modification program.

(d)	Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At March 31, 2011, and December 31, 2010, of the $1.5 billion and $1.8 billion total loan amount, respectively, approximately $934 million and $1.2 billion, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. The remaining $527 million and $590 million at March 31, 2011, and December 31, 2010, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

Three months ended March 31,	Average impaired loans		Interest income on impaired loans(a)
(in millions)	2011	2010	2011	2010

Chase, excluding Washington Mutual portfolio	$7,709	$8,911	$101	$119
Washington Mutual portfolio	1,785	1,971	29	31

Total credit card	$9,494	$10,882	$130	$150

(a)	As permitted by regulatory guidance, credit card loans are generally exempt from being placed on nonaccrual status; accordingly, interest and fees related to credit card loans continue to accrue until the loan is charged off or paid in full. However, the Firm separately establishes an allowance for the estimated uncollectible portion of billed and accrued interest and fee income on credit card loans.

NOTE 14 — ALLOWANCE FOR CREDIT LOSSES
For detailed discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 239-243 of JPMorgan Chase’s 2010 Annual Report.
Allowance for credit losses and loans and lending-related commitments by impairment methodology
The table below summarizes information about the allowance for loan losses and the loans by impairment methodology.

	2011				2010
Three months		Consumer,				Consumer,
ended March 31,		excluding				excluding
(in millions)	Wholesale	credit card	Credit Card	Total	Wholesale	credit card	Credit Card	Total

Allowance for loan losses
Beginning balance at January 1,	$4,761	$16,471	$11,034	$32,266	$7,145	$14,785	$9,672	$31,602
Cumulative effect of change in accounting principles(a)	—	—	—	—	14	127	7,353	7,494
Gross charge-offs	253	1,460	2,631	4,344	1,014	2,555	4,882	8,451
Gross (recoveries)	(88)	(131)	(405)	(624)	(55)	(116)	(370)	(541)

Net charge-offs	165	1,329	2,226	3,720	959	2,439	4,512	7,910

Provision for loan losses	(359)	1,329	226	1,196	(257)	3,736	3,512	6,991
Other	(3)	4	7	8	(1)	3	7	9

Ending balance at March 31	$4,234	$16,475	$9,041	$29,750	$5,942	$16,212	$16,032	$38,186

Allowance for loan losses by impairment methodology
Asset-specific(b)(c)(d)	$1,030	$1,067	$3,819	$5,916	$1,557	$911	$5,402	$7,870
Formula-based(d)	3,204	10,467	5,222	18,893	4,385	12,490	10,630	27,505
PCI	—	4,941	—	4,941	—	2,811	—	2,811

Total allowance for loan losses	$4,234	$16,475	$9,041	$29,750	$5,942	$16,212	$16,032	$38,186

Loans by impairment methodology
Asset-specific	$4,498	$7,254	$9,236	$20,988	$6,286	$4,406	$11,020	$21,712
Formula-based	225,094	242,979	115,555	583,628	203,818	263,641	138,240	605,699
PCI	56	70,765	—	70,821	107	79,323	—	79,430

Total retained loans	$229,648	$320,998	$124,791	$675,437	$210,211	$347,370	$149,260	$706,841

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its Firm-sponsored credit card securitization trusts, its Firm-administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, $7.4 billion, $14 million and $127 million, respectively, of allowance for loan losses were recorded on-balance sheet with the consolidation of these entities. For further discussion, see Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report.

(b)	Relates to risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(c)	At March 31, 2011 and 2010, the asset-specific consumer, excluding credit card allowance for loan losses included TDR reserves of $970 million and $754 million, respectively. The asset-specific credit card allowance for loan losses is related to loans modified in TDRs.

(d)	Prior period has been revised to reflect the reclassification of the Firm’s allowance for loan losses on all impaired credit card loans from formula-based into asset-specific allowance.

The table below summarizes information about the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	2011				2010
		Consumer,				Consumer,
Three months ended March 31,		excluding				excluding
(in millions)	Wholesale	credit card	Credit Card	Total	Wholesale	credit card	Credit Card	Total

Allowance for lending-related commitments
Beginning balance at January 1,	$711	$6	$—	$717	$927	$12	$—	$939
Cumulative effect of change in accounting principles(a)	—	—	—	—	(18)	—	—	(18)
Provision for lending-related commitments	(27)	—	—	(27)	21	(2)	—	19
Other	(2)	—	—	(2)	—	—	—	—

Ending balance at March 31	$682	$6	$—	$688	$930	$10	$—	$940

Allowance for lending-related commitments by impairment methodology
Asset-specific	$184	$—	$—	$184	$296	$—	$—	$296
Formula-based	498	6	—	504	634	10	—	644

Total allowance for lending-related commitments	$682	$6	$—	$688	$930	$10	$—	$940

Lending-related commitments by impairment methodology
Asset-specific	$895	$—	$—	$895	$1,552	$—	$—	$1,552
Formula-based	354,666	64,560	565,813	985,039	325,369	72,243	556,207	953,819

Total lending-related commitments	$355,561	$64,560	$565,813	$985,934	$326,921	$72,243	$556,207	$955,371

Impaired collateral-dependent loans
Net charge-offs	$20	$25	$—	$45	$113	$126	$—	$239
Loans measured at fair value of collateral less cost to sell	715	864 (b)	—	1,579	1,069	545 (b)	—	1,614

(a)	Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its Firm-administered multi-seller conduits. As a result, related assets are now primarily recorded in loans and other assets on the Consolidated Balance Sheets.

(b)	Includes collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral. These loans are considered collateral-dependent under regulatory guidance because they involve modifications where an interest-only period is provided or a significant portion of principal is deferred.

NOTE 15 — VARIABLE INTEREST ENTITIES
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs and a detailed discussion of the Firm’s principal involvement with VIEs, see Note 1 on pages 164—165, and Note 16 on pages 244—259, respectively, of JPMorgan Chase’s 2010 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

			Form 10-Q
Line-of-Business	Transaction Type	Activity	page reference

Card Services	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	141

RFS	Mortgage and other securitization trusts	Securitization of originated and purchased residential mortgages, automobile and student loans	141-143

IB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	141-143

IB	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	143

IB	Municipal bond vehicles		143-144

	Credit-related note and asset swap vehicles		144

The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 144 of this Note and on page 253 of JPMorgan Chase’s 2010 Annual Report.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see pages 245—246 of JPMorgan Chase’s 2010 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of the Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. The Firm consolidated $58.4 billion and $68.5 billion of assets held by Firm-administered credit-card securitization trusts and $37.7 billion and $44.3 billion of beneficial interests issued to third parties at March 31, 2011, and December 31, 2010, respectively.
The underlying securitized credit card receivables and other assets are available only for payment of the beneficial interests issued by the securitization trusts; they are not available to pay the Firm’s other obligations or the claims of the Firm’s other creditors.
Firm-sponsored mortgage and other securitization trusts
For a detailed description of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as accounting treatment, see Note 16 on page 246 of JPMorgan Chase’s 2010 Annual Report.
The following table presents the total unpaid principal amount of assets held in JPMorgan Chase—sponsored securitization entities in which the Firm has continuing involvement, including those that are consolidated or not consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. In the table below, the amount of beneficial interests held by JPMorgan Chase does not equal the assets held in nonconsolidated VIEs because of the existence of beneficial interests held by third parties, which are reflected at their current outstanding par amounts; and because a portion of the Firm’s retained interests (trading assets and AFS securities) are reflected at their fair values. See Securitization activity on pages 146—148 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs.

				JPMorgan Chase interest in securitized assets
	Principal amount outstanding			in nonconsolidated VIEs(d)(e)(f)(g)(h)
			Assets held in
			nonconsolidated
	Total assets	Assets held in	securitization VIEs			Total interests
March 31, 2011(a)	held by	consolidated	with continuing	Trading	AFS	held by
(in billions)	securitization VIEs	securitization VIEs	involvement	assets	securities	JPMorgan Chase

Securitization-related
Residential mortgage:
Prime(b)	$145.8	$1.4	$138.1	$0.7	$—	$0.7
Subprime	42.9	1.6	39.6	—	—	—
Option ARMs	35.0	0.3	34.7	—	—	—
Commercial and other(c)	146.7	—	92.2	1.6	0.7	2.3
Student	4.4	4.4	—	—	—	—

Total	$374.8	$7.7	$304.6	$2.3	$0.7	$3.0

				JPMorgan Chase interest in securitized assets
	Principal amount outstanding			in nonconsolidated VIEs(d)(e)(f)(g)(h)
			Assets held in
			nonconsolidated
	Total assets	Assets held in	securitization VIEs			Total interests
December 31, 2010(a)	held by	consolidated	with continuing	Trading	AFS	held by
(in billions)	securitization VIEs	securitization VIEs	involvement	assets	securities	JPMorgan Chase

Securitization-related
Residential mortgage:
Prime(b)	$153.1	$2.2	$143.8	$0.7	$—	$0.7
Subprime	44.0	1.6	40.7	—	—	—
Option ARMs	36.1	0.3	35.8	—	—	—
Commercial and other(c)	153.4	—	106.2	2.0	0.9	2.9
Student	4.5	4.5	—	—	—	—

Total	$391.1	$8.6	$326.5	$2.7	$0.9	$3.6

(a)	Excludes loan sales to U.S. government agencies. See page 147 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Includes Alt-A loans.

(c)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions. Includes co-sponsored commercial securitizations and, therefore, includes non–JPMorgan Chase–originated commercial mortgage loans.

(d)	Excludes retained servicing (for a discussion of MSRs, see Note 16 on pages 149–152 of this Form 10-Q) and securities retained from loan sales to U.S. government agencies.

(e)	Excludes senior and subordinated securities of $130 million and $67 million, respectively, at March 31, 2011, and $182 million and $18 million, respectively, at December 31, 2010, which the Firm purchased in connection with IB’s secondary market-making activities.

(f)	Excludes interest rate and foreign exchange derivatives primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 5 on pages 107–113 of this Form 10-Q for further information on derivatives.

(g)	Includes interests held in re-securitization transactions.

(h)	As of both March 31, 2011, and December 31, 2010, 66% of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. This includes $207 million and $157 million of investment-grade and $495 million and $552 million of noninvestment-grade retained interests in prime residential mortgages at March 31, 2011, and December 31, 2010, respectively, and $2.0 billion and $2.6 billion of investment-grade and $259 million and $250 million of noninvestment-grade retained interests in commercial and other securitization trusts.

Re-securitizations
The Firm also engages in certain re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. These transfers occur to both agency (Fannie Mae, Freddie Mac and Ginnie Mae) and nonagency (private-label) sponsored VIEs, which may be backed by either residential or commercial mortgages and are often structured on behalf of clients. As of March 31, 2011, and December 31, 2010, the Firm did not consolidate any agency re-securitizations, as it did not have the power to direct the significant activities of the trust. As of March 31, 2011, and December 31, 2010, respectively, the Firm consolidated $387 million and $477 million of assets, and $167 million and $230 million of liabilities of private-label re-securitizations, as the Firm had both the power to direct the significant activities of, and retained an interest that is deemed to be significant in, the trust. For other nonconsolidated private-label re-securitizations, the Firm shares control over the resecuritization VIEs (i.e., established the VIE jointly with the investors) and therefore did not have unilateral ability to direct the significant activities of the entity. During the three months ended March 31, 2011 and 2010, the Firm transferred $8.8 billion and $6.5 billion, respectively, of securities to agency VIEs, and $192 million and $383 million, respectively, of securities to private-label VIEs. At March 31, 2011, and December 31, 2010, the Firm held approximately $2.8 billion and $3.5 billion of interests in nonconsolidated agency re-securitization entities, and $49 million and $46 million of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See page 148 of this Note for further information on interests held in nonconsolidated securitization VIEs.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered, multi-seller conduits, see Note 16 on pages 249–250 of JPMorgan Chase’s 2010 Annual Report.
As a result of the Firm’s continuing involvement, the Firm consolidates its Firm-administered multi-seller conduits, as the Firm has both the power to direct the significant activities of the conduits and a potentially significant economic interest. The Firm consolidated $20.6 billion and $21.7 billion of assets held by Firm-administered multi-seller conduits and $20.5 billion and $21.6 billion of beneficial interests in commercial paper issued to third parties at March 31, 2011, and December 31, 2010, respectively.
The Firm provides deal-specific liquidity as well as program-wide liquidity and credit enhancement to the Firm-administered multi-seller conduits, which have been eliminated in consolidation. The Firm-administered multi-seller conduits then provide certain of their clients with lending-related commitments. The unfunded portion of these commitments was $10.3 billion and $10.0 billion at March 31, 2011, and December 31, 2010, respectively, and are included as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21 on pages 156–159 of this Form 10-Q.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 on pages 250–251 of JPMorgan Chase’s 2010 Annual Report.
The Firm’s exposure to nonconsolidated municipal bond VIEs at March 31, 2011, and December 31, 2010, including the ratings profile of the VIEs’ assets, was as follows.

	Fair value of assets			Maximum
(in billions)	held by VIEs	Liquidity facilities(a)	Excess/(deficit)(b)	exposure

Nonconsolidated municipal bond vehicles
March 31, 2011	$12.7	$8.2	$4.5	$8.2
December 31, 2010	13.7	8.8	4.9	8.8

	Ratings profile of VIE assets(c)
	Investment-grade				Noninvestment-grade	Fair value of	Wt. avg.
(in billions, except						assets held	expected life
where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BBB-	BB+ and below	by VIEs	of assets (years)

Nonconsolidated municipal bond vehicles
March 31, 2011	$2.0	$10.1	$0.6	$—	$—	$12.7	17.6
December 31, 2010	1.9	11.2	0.6	—	—	13.7	15.5

(a)	The Firm may serve as credit enhancement provider to municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at both March 31, 2011, and December 31, 2010.

(b)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(c)	The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.

The Firm consolidated $5.9 billion and $4.6 billion of municipal bond vehicles as of March 31, 2011, and December 31, 2010, respectively, due to the Firm owning the residual interests.
Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report.
Exposure to nonconsolidated credit-related note and asset swap VIEs at March 31, 2011, and December 31, 2010, was as follows.

				Par value
	Net derivative	Trading	Total	of collateral
March 31, 2011 (in billions)	receivables	assets(a)	exposure(b)	held by VIEs(c)

Credit-related notes
Static structure	$0.5	$—	$0.5	$10.8
Managed structure	2.1	—	2.1	10.1

Total credit-related notes	2.6	—	2.6	20.9
Asset swaps	0.3	—	0.3	7.7

Total	$2.9	$—	$2.9	$28.6

				Par value
	Net derivative	Trading	Total	of collateral
December 31, 2010 (in billions)	receivables	assets(a)	exposure(b)	held by VIEs(c)

Credit- related notes
Static structure	$1.0	$—	$1.0	$9.5
Managed structure	2.8	—	2.8	10.7

Total credit-related notes	3.8	—	3.8	20.2
Asset swaps	0.3	—	0.3	7.6

Total	$4.1	$—	$4.1	$27.8

(a)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(b)	On–balance sheet exposure that includes net derivative receivables and trading assets — debt and equity instruments.

(c)	The Firm’s maximum exposure arises through the derivatives executed with the VIEs; the exposure varies over time with changes in the fair value of the derivatives. The Firm relies on the collateral held by the VIEs to pay any amounts due under the derivatives; the vehicles are structured at inception so that the par value of the collateral is expected to be sufficient to pay amounts due under the derivative contracts.
The Firm consolidated credit-related note vehicles with collateral fair values of $137 million and $142 million, respectively, and asset swap vehicles with collateral fair values of zero at both March 31, 2011, and December 31, 2010. The Firm consolidated these vehicles because in its role as secondary market-maker, it held positions in these entities that provided the Firm with control of certain vehicles.
VIEs sponsored by third parties
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 253 of JPMorgan Chase’s 2010 Annual Report.
Investment in a third-party credit card securitization trust
The Firm holds two interests in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The Firm is not the primary beneficiary of the trust. The Firm’s interest in the VIEs include investments classified as AFS securities that had a fair value of $3.2 billion and $3.1 billion at March 31, 2011, and December 31, 2010, respectively, and other interests which are classified as loans and have a fair value of approximately $1.0 billion at both March 31, 2011, and December 31, 2010. For more information on AFS securities and loans, see Notes 11 and 13 on pages 116–120 and 122–138, respectively, of this Form 10-Q.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2011, and December 31, 2010.

	Assets				Liabilities
	Trading assets
March 31, 2011	debt and equity			Total	Beneficial interests
(in billions)	instruments	Loans	Other(a)	assets(b)	in VIE assets(c)	Other(d)	Total liabilities

VIE program type
Firm-sponsored credit card trusts	$—	$57.0	$1.4	$58.4	$37.7	$—	$37.7
Firm-administered multi-seller conduits	—	20.2	0.4	20.6	20.5	—	20.5
Mortgage securitization entities(e)	1.0	2.7	—	3.7	2.0	1.5	3.5
Other(f)	9.3	4.3	1.6	15.2	10.7	0.3	11.0

Total	$10.3	$84.2	$3.4	$97.9	$70.9	$1.8	$72.7

	Assets				Liabilities
	Trading assets
December 31, 2010	debt and equity			Total	Beneficial interests
(in billions)	instruments	Loans	Other(a)	assets(b)	in VIE assets(c)	Other(d)	Total liabilities

VIE program type
Firm-sponsored credit card trusts	$—	$67.2	$1.3	$68.5	$44.3	$—	$44.3
Firm-administered multi-seller conduits	—	21.1	0.6	21.7	21.6	0.1	21.7
Mortgage securitization entities(e)	1.8	2.9	—	4.7	2.4	1.6	4.0
Other(f)	8.0	4.4	1.6	14.0	9.3	0.3	9.6

Total	$9.8	$95.6	$3.5	$108.9	$77.6	$2.0	$79.6

(a)	Included assets classified as cash, derivative receivables, AFS securities and other assets within the Consolidated Balance Sheets.

(b)	The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(c)	The interest-bearing beneficial-interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $45.6 billion and $52.6 billion at March 31, 2011, and December 31, 2010, respectively. The maturities of the long-term beneficial interests as of March 31, 2011, and December 31, 2010, were as follows: $7.5 billion and $13.9 billion under one year, $29.1 billion and $29.0 billion between one and five years, and $9.0 billion and $9.7 billion over five years.

(d)	Included liabilities classified as accounts payable and other liabilities in the Consolidated Balance Sheets.

(e)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(f)	Primarily comprised of municipal bond vehicles and student loans.
Supplemental information on loan securitizations
The Firm securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student and commercial (primarily related to real estate) loans, as well as debt securities. The primary purposes of these securitization transactions are to satisfy investor demand and to generate liquidity for the Firm.

Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three months ended March 31, 2011 and 2010, related to assets held in JPMorgan Chase—sponsored securitization entities that were not consolidated by the Firm, as sale accounting was achieved based on the accounting rules in effect at the time of the securitization. For the three month period ended March 31, 2011 and 2010, there were no mortgage loans that were securitized, except for commercial and other in 2011, and there were no cash flows from the Firm to the SPEs related to recourse or guarantee arrangements.

	Three months ended March 31, 2011
	Residential mortgage
				Commercial
(in millions)	Prime(e)	Subprime	Option ARMs	and other

Principal securitized	$—	$—	$—	$1,493
All cash flows during the period(a):
Proceeds from new securitizations(b)	$—	$—	$—	$1,558
Servicing fees collected	64	59	103	1
Purchases of previously transferred financial assets (or the underlying collateral)(c)	379	6	6	—
Cash flows received on the interests that continue to be held by the Firm(d)	61	5	1	47

	Three months ended March 31, 2010
	Residential mortgage
				Commercial
(in millions)	Prime(e)	Subprime	Option ARMs	and other

All cash flows during the period(a):
Servicing fees collected	$75	$46	$117	$1
Purchases of previously transferred financial assets (or the underlying collateral)(c)	48	—	—	—
Cash flows received on the interests that continue to be held by the Firm(d)	159	4	7	40

(a)	Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(b)	Includes $1.6 billion and zero of proceeds from new securitizations received as securities for the three months ended March 31, 2011 and 2010, respectively. These securities were predominantly classified as level 2 of the fair value measurement hierarchy.

(c)	Includes cash paid by the Firm to reacquire assets from the off–balance sheet, nonconsolidated entities — for example, servicer clean-up calls.

(d)	Includes cash flows received on retained interests — including, for example, principal repayments and interest payments.

(e)	Includes Alt-A loans and re-securitization transactions.

Loans sold to agencies and other third-party sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans, predominantly to Ginnie Mae, Fannie Mae and Freddie Mac (the “Agencies”). These loans are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans through certain guarantee provisions. The Firm does not consolidate these securitization vehicles, as it is not the primary beneficiary. In connection with these loan sales, the Firm makes certain representations and warranties. For additional information about the Firm’s loan sale- and securitization-related indemnifications, see Note 21 on pages 156–159 of this Form 10-Q.
For a more detailed description of JPMorgan Chase’s principal involvement with loans sold to government-sponsored agencies and other third-party sponsored securitization entities, see Note 16 on page 257 of JPMorgan Chase’s 2010 Annual Report.
The following table summarizes the activities related to loans sold to U.S. government-sponsored agencies and third-party sponsored securitization entities.

	Three months ended March 31,
(in millions)	2011	2010

Carrying value of loans sold(a)(b)	$39,247	$35,374

Proceeds received from loan sales as cash	340	336
Proceeds received from loan sales as securities(c)	38,172	34,370

Total proceeds received from loan sales	$38,512	$34,706

Gains on loan sales	22	21

(a)	Predominantly to U.S. government agencies.

(b)	MSRs were excluded from the above table. See Note 16 on pages 149—152 of this Form 10-Q for further information on originated MSRs.

(c)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.
As of March 31, 2011, and December 31, 2010, loans repurchased, or loans with the option to repurchase, were $13.1 billion and $13.0 billion, respectively, primarily related to loans sold to U.S. government agencies. Additionally, real estate owned resulting from repurchases of loans sold to U.S. government agencies was $2.3 billion and $1.9 billion as of March 31, 2011, and December 31, 2010, respectively. Substantially all of these loans and real estate owned continue to be insured or guaranteed by U.S. government agencies, and where applicable, reimbursement is proceeding normally.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table outlines the key economic assumptions used to determine the fair value, as of March 31, 2011, and December 31, 2010, of certain of the Firm’s retained interests in nonconsolidated VIEs (other than MSRs), that are valued using modeling techniques. The table also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 149–152 of this Form 10-Q.

March 31, 2011	Residential mortgage	Commercial
(in millions, except rates and where otherwise noted)	Prime(a)	and other

JPMorgan Chase interests in securitized assets(b)(c)	$702	$2,271

Weighted-average life (in years)	6.6	2.7

Weighted-average constant prepayment rate(d)	6.7%	—%
	CPR	CPR
Impact of 10% adverse change	$(2)	$—
Impact of 20% adverse change	(12)	—

Weighted-average loss assumption	8.3%	1.6%
Impact of 10% adverse change	$(1)	$(62)
Impact of 20% adverse change	(11)	(142)
Weighted-average discount rate	11.6%	20.5%
Impact of 10% adverse change	$(27)	$(54)
Impact of 20% adverse change	(51)	(103)

December 31, 2010	Residential mortgage	Commercial
(in millions, except rates and where otherwise noted)	Prime(a)	and other

JPMorgan Chase interests in securitized assets(b)(c)	$708	$2,906

Weighted-average life (in years)	5.5	3.3

Weighted-average constant prepayment rate(d)	7.9%	—%
	CPR	CPR
Impact of 10% adverse change	$(15)	$—
Impact of 20% adverse change	(27)	—

Weighted-average loss assumption	5.2%	2.1%
Impact of 10% adverse change	$(12)	$(76)
Impact of 20% adverse change	(21)	(151)
Weighted-average discount rate	11.6%	16.4%
Impact of 10% adverse change	$(26)	$(69)
Impact of 20% adverse change	(47)	(134)

(a)	Includes retained interests in Alt-A loans and re-securitization transactions.

(b)	The Firm’s interests in subprime securitizations were $23 million and $14 million, as of March 31, 2011 and December 31, 2010, respectively. Additionally, the Firm had interests in Option ARM securitizations of $29 million at both March 31, 2011, and December 31, 2010.

(c)	Includes certain investments acquired in the secondary market but predominantly held for investment purposes.

(d)	CPR: constant prepayment rate.
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

Loan delinquencies and net charge-offs
The table below includes information about delinquencies, liquidation losses and components of off-balance sheet securitized financial assets as of March 31, 2011, and December 31, 2010.

					Liquidation losses
	Credit exposure		90 days past due		Three months ended
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,
(in millions)	2011	2010	2011	2010	2011	2010

Securitized loans(a)
Residential mortgage:
Prime mortgage(b)	$138,064	$143,764	$32,924	$33,093	$1,490	$1,689
Subprime mortgage	39,628	40,721	15,518	15,456	1,000	1,165
Option ARMs	34,648	35,786	10,733	10,788	443	589
Commercial and other	92,212	106,245	4,930	5,791	204	27

Total loans securitized(c)	$304,552	$326,516	$64,105	$65,128	$3,137	$3,470

(a)	Total assets held in securitization-related SPEs were $374.8 billion and $391.1 billion at March 31, 2011, and December 31, 2010, respectively. The $304.6 billion and $326.5 billion of loans securitized at March 31, 2011, and December 31, 2010, respectively, excludes: $62.5 billion and $56.0 billion of securitized loans in which the Firm has no continuing involvement, and $7.7 billion and $8.6 billion of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at March 31, 2011, and December 31, 2010, respectively.

(b)	Includes Alt-A loans.

(c)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.
NOTE 16 — GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 17 on pages 260–263 of JPMorgan Chase’s 2010 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	March 31, 2011	December 31, 2010

Goodwill	$48,856	$48,854
Mortgage servicing rights	13,093	13,649

Other intangible assets:
Purchased credit card relationships	$820	$897
Other credit card–related intangibles	582	593
Core deposit intangibles	806	879
Other intangibles	1,649	1,670

Total other intangible assets	$3,857	$4,039

Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	March 31, 2011	December 31, 2010

Investment Bank	$5,249	$5,278
Retail Financial Services	16,807	16,813
Card Services	14,247	14,205
Commercial Banking	2,864	2,866
Treasury & Securities Services	1,669	1,680
Asset Management	7,643	7,635
Corporate/Private Equity	377	377

Total goodwill	$48,856	$48,854

The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2011	2010

Balance at January 1,(a)	$48,854	$48,357
Changes during the period from:
Business combinations	(5)	9
Dispositions	—	(19)
Other(b)	7	12

Balance at March 31,(a)	$48,856	$48,359

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.

Goodwill was not impaired at March 31, 2011, or December 31, 2010, nor was any goodwill written off due to impairment during the three month periods ended March 31, 2011 or 2010. During the three months ended March 31, 2011, the Firm reviewed current conditions and prior projections for all of its reporting units. In addition, the Firm updated the discounted cash flow valuations of its consumer lending businesses in RFS and Card Services (“CS”), as these businesses continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. As a result of these reviews, the Firm concluded that goodwill for these businesses and the Firm’s other reporting units was not impaired at March 31, 2011.
Mortgage servicing rights
Mortgage servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future fees and ancillary revenues, offset by estimated costs to service the loans. The fair value of mortgage servicing rights naturally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual and ancillary fee income. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Notes 17 on pages 260–263, respectively of JPMorgan Chase’s 2010 Annual Report and Note 3 on pages 94–105 of this Form 10-Q.
In the first quarter of 2011, the Firm determined that the fair value of the MSR asset had declined, reflecting higher estimated future servicing costs related to enhanced servicing processes, particularly loan modification and foreclosure procedures, including costs to comply with Consent Orders entered into with the banking regulators. The increase in the cost to service assumption contemplates significant and prolonged increases in staffing levels in the core and default servicing functions, and specifically considers the higher cost to service certain high-risk vintages. These higher estimated future costs resulted in a $1.1 billion decrease in the fair value of the MSR asset during the three months ended March 31, 2011. This decrease partially offset by an increase in fair value due to the effects of higher market interest rates (which tend to decrease prepayments and therefore extend the expected life of the net servicing cash flows that comprise the MSR asset).
The decrease in the fair value of the MSR in the current quarter results in a lower asset value that will amortize in future periods against contractual and ancillary fee income received in future periods. While there is expected to be higher levels of noninterest expense associated with higher servicing costs in those future periods, there will also be less MSR amortization, which will have the effect of increasing mortgage fees and related income. The amortization of the MSR is reflected in the tables below in the row “Other changes in fair value.”
The following table summarizes MSR activity for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
(in millions, except where otherwise noted)	2011	2010

Fair value at January 1,	$13,649	$15,531
MSR activity
Originations of MSRs	757	689
Purchase of MSRs	1	14
Disposition of MSRs	—	—

Total net additions	758	703
Change in valuation due to inputs and assumptions(a)	(751)	(96)
Other changes in fair value(b)	(563)	(607)

Total change in fair value of MSRs(c)	(1,314)	(703)

Fair value at March 31(d)	$13,093	$15,531

Change in unrealized gains/(losses) included in income related to MSRs held at March 31	$(751)	$(96)

Contractual service fees, late fees and other ancillary fees included in income	$1,025	$1,132

Third-party mortgage loans serviced at March 31 (in billions)	$963	$1,084

Servicer advances, net at March 31 (in billions)(e)	$10.8	$9.0

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model.

(b)	Includes changes in MSR value due to modeled servicing portfolio runoff (i.e., amortization or time decay).

(c)	Includes changes related to commercial real estate of $(2) million for both the three months ended March 31, 2011 and 2010, respectively.

(d)	Includes $38 million and $39 million related to commercial real estate at March 31, 2011 and 2010, respectively.

(e)	Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest to a trust, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these advances is minimal because reimbursement of the advances is senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment if the collateral is insufficient to cover the advance.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
(in millions)	2011	2010

RFS mortgage fees and related income
Net production revenue:
Production revenue	$679	$433
Repurchase losses	(420)	(432)

Net production revenue	259	1

Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	1,052	1,107
Other changes in MSR asset fair value(a)	(563)	(605)

Total operating revenue	489	502

Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model(b)	(751)	(96)
Derivative valuation adjustments and other	(486)	248

Total risk management	(1,237)	152

Total RFS net mortgage servicing revenue	(748)	654

All other(c)	2	3

Mortgage fees and related income	$(487)	$658

(a)	Includes changes in the MSR value due to modeled servicing portfolio runoff (i.e., amortization or time decay).

(b)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the MSR valuation model.

(c)	Primarily represents risk management activities performed by the Chief Investment Office (“CIO”) in the Corporate sector.
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2011, and December 31, 2010; and it outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	March 31, 2011	December 31, 2010

Weighted-average prepayment speed assumption (“CPR”)	10.15%	11.29%
Impact on fair value of 10% adverse change	$(727)	$(809)
Impact on fair value of 20% adverse change	(1,407)	(1,568)

Weighted-average option adjusted spread	3.94%	3.94%
Impact on fair value of 100 basis points adverse change	$(592)	$(578)
Impact on fair value of 200 basis points adverse change	(1,136)	(1,109)

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

Other intangible assets
The $182 million decrease in other intangible assets during the three months ended March 31, 2011, was predominantly due to $217 million in amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	March 31, 2011			December 31, 2010
			Net			Net
	Gross	Accumulated	carrying	Gross	Accumulated	carrying
(in millions)	amount(a)	amortization(a)	value	amount	amortization	value

Purchased credit card relationships	$3,829	$3,009	$820	$5,789	$4,892	$897
Other credit card–related intangibles	858	276	582	907	314	593
Core deposit intangibles	4,132	3,326	806	4,280	3,401	879
Other intangibles	2,466	817	1,649	2,515	845	1,670

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2010 was due to the removal of fully amortized assets.
Intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, were determined to have an indefinite life and are not amortized.
Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended March 31,
(in millions)	2011	2010

Purchased credit card relationships	$80	$97
All other intangibles:
Other credit card–related intangibles	26	26
Core deposit intangibles	72	83
Other intangibles	39	37

Total amortization expense	$217	$243

Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets.

		Other credit
	Purchased credit	card related	Core deposit	Other
For the year: (in millions)	card relationships	intangibles	intangibles	intangibles	Total

2011	$294	$106	$284	$142	$826
2012	254	109	240	135	738
2013	213	106	195	128	642
2014	110	105	100	111	426
2015	24	97	25	94	240

NOTE 17 — DEPOSITS
For further discussion of deposits, see Note 19 on pages 263—264 in JPMorgan Chase’s 2010 Annual Report.
At March 31, 2011, and December 31, 2010, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2011	December 31, 2010

U.S. offices
Noninterest-bearing	$244,136	$228,555
Interest-bearing
Demand(a)	34,944	33,368
Savings(b)	345,558	334,632
Time (included $3,062 and $2,733 at fair value)(c)	88,152	87,237

Total interest-bearing deposits	468,654	455,237

Total deposits in U.S. offices	712,790	683,792

Non-U.S. offices
Noninterest-bearing	11,644	10,917
Interest-bearing
Demand	194,726	174,417
Savings	710	607
Time (included $1,215 and $1,636 at fair value)(c)	75,959	60,636

Total interest-bearing deposits	271,395	235,660

Total deposits in non-U.S. offices	283,039	246,577

Total deposits	$995,829	$930,369

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 on pages 187–189 of JPMorgan Chase’s 2010 Annual Report.
NOTE 18 — OTHER BORROWED FUNDS
The following table details the components of other borrowed funds.

(in millions)	March 31, 2011	December 31, 2010

Advances from Federal Home Loan Banks(a)	$1,500	$2,250
Other	35,204	32,075

Total other borrowed funds(b)(c)	$36,704	$34,325

(a)	Effective January 1, 2011, $23.0 billion of long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation.

(b)	Includes other borrowed funds of $10.6 billion and $9.9 billion accounted for at fair value at March 31, 2011, and December 31, 2010, respectively.

(c)	Includes other borrowed funds of $16.4 billion and $14.8 billion secured by assets totaling $16.3 billion and $15.0 billion at March 31, 2011, and December 31, 2010, respectively.
As of March 31, 2011, and December 31, 2010, JPMorgan Chase had no significant lines of credit for general corporate purposes.

NOTE 19 — EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 25 on page 269 of JPMorgan Chase’s 2010 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
(in millions, except per share amounts)	2011	2010

Basic earnings per share
Net income	$5,555	$3,326
Less: Preferred stock dividends	157	162

Net income applicable to common equity	5,398	3,164
Less: Dividends and undistributed earnings allocated to participating securities	262	190

Net income applicable to common stockholders	$5,136	$2,974
Total weighted-average basic shares outstanding	3,981.6	3,970.5

Net income per share	$1.29	$0.75

	Three months ended March 31,
(in millions, except per share amounts)	2011	2010

Diluted earnings per share
Net income applicable to common stockholders	$5,136	$2,974
Total weighted-average basic shares outstanding	3,981.6	3,970.5
Add: Employee stock options, SARs and warrants(a)	32.5	24.2

Total weighted-average diluted shares outstanding(b)	4,014.1	3,994.7

Net income per share	$1.28	$0.74

(a)	Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. The aggregate number of shares issuable upon the exercise of such options and warrants was 85 million and 239 million for the three months ended March 31, 2011 and 2010, respectively.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

NOTE 20 — ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
AOCI includes the after-tax change in unrealized gains and losses on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities, and net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans.

							Net loss and prior
							service costs/(credit)	Accumulated
As of or for the three months ended	Unrealized		Translation				of defined benefit	other
March 31, 2011	gains/(losses) on		adjustments,				pension and	comprehensive
(in millions)	AFS securities(b)		net of hedges		Cash flow hedges		OPEB plans	income/(loss)

Balance at January 1, 2011	$2,498	(c)	$253		$206		$(1,956)	$1,001
Net change	(251)	(d)	24	(e)	(79)	(f)	17 (g)	(289)

Balance at March 31, 2011	$2,247	(c)	$277		$127		$(1,939)	$712

						Net loss and prior
						service costs/(credit)	Accumulated
As of or for the three months ended	Unrealized		Translation			of defined benefit	other
March 31, 2010	gains/(losses) on		adjustments,			pension and	comprehensive
(in millions)	AFS securities(b)		net of hedges	Cash flow hedges		OPEB plans	income/(loss)

Balance at January 1, 2010	$2,032	(c)	$(16)	$181		$(2,288)	$(91)
Cumulative effect of change in accounting principle(a)	(129)		—	—		—	(129)
Net change	796	(d)	31 (e)	85	(f)	69 (g)	981

Balance at March 31, 2010	$2,699	(c)	$15	$266		$(2,219)	$761

(a)	Reflects the effect of adoption of accounting guidance related to the consolidation of VIEs. AOCI decreased by $129 million due to the adoption of the accounting guidance related to VIEs, as a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation; for further discussion see Note 16 on pages 244—259 of JPMorgan Chase’s 2010 Annual Report.

(b)	Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS.

(c)	At March 31, 2011, January 1, 2011, March 31, 2010, and January 1, 2010, included after-tax unrealized losses not related to credit on debt securities for which credit losses have been recognized in income of $(65) million, $(81) million, $(193) million and $(226) million, respectively.

(d)	The net change for the three months ended March 31, 2011, was due primarily to decreased market value on pass-through agency MBS and agency collateralized mortgage obligations, as well as on foreign government debt, partially offset by the narrowing of spreads on collateralized loan obligations and foreign residential MBS. The net change for the three months ended March 31, 2010, was due primarily to the narrowing of spreads on commercial and nonagency residential MBS, as well as on collateralized loan obligations; also reflected increased market value on pass-through agency residential MBS.

(e)	At March 31, 2011 and 2010, included after-tax gains/(losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar of $262 million and $(170) million, respectively, partially offset by after-tax gains/(losses) on hedges of $(238) million and $201 million, respectively. The Firm may not hedge its entire exposure to foreign currency translation on net investments in foreign operations.

(f)	The net change for the three months ended March 31, 2011, included $71 million of after-tax gains recognized in income, and $(8) million of after-tax losses, representing the net change in derivative fair value that was reported in comprehensive income. The net change for the three months ended March 31, 2010, included $(2) million of after-tax losses recognized in income and $83 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income.

(g)	The net changes for the three-month periods ended March 31, 2011 and 2010, were due to after-tax adjustments based on the final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension and OPEB plans (for 2010 and 2009, respectively); and the amortization of net loss and prior service credit into net periodic benefit cost.

NOTE 21 — OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS, GUARANTEES AND OTHER COMMITMENTS
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the Firm’s maximum possible credit risk should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For a discussion of off–balance sheet lending-related financial instruments and guarantees, and the Firm’s related accounting policies, see Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report.
To provide for the risk of loss inherent in wholesale and consumer (excluding credit card) related contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on pages 139–140 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off–balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2011, and December 31, 2010. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower prior notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.
Off–balance sheet lending-related financial instruments, guarantees and other commitments

	Contractual amount		Carrying value(j)
	March 31,	December 31,	March 31,	December 31,
(in millions)	2011	2010	2011	2010

Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$17,406	$17,662	$—	$—
Home equity – junior lien	30,146	30,948	—	—
Prime mortgage	745	1,266	—	—
Subprime mortgage	—	—	—	—
Auto	5,947	5,246	1	2
Business banking	9,808	9,702	5	4
Student and other	508	579	—	—

Total consumer, excluding credit card	64,560	65,403	6	6

Credit card	565,813	547,227	—	—

Total consumer	630,373	612,630	6	6

Wholesale:
Other unfunded commitments to extend credit(a)(b)	206,679	199,859	340	364
Standby letters of credit and other financial guarantees(a)(b)(c)(d)	95,361	94,837	706	705
Unused advised lines of credit	47,578	44,720	—	—
Other letters of credit(a)(d)	5,943	6,663	1	2

Total wholesale	355,561	346,079	1,047	1,071

Total lending-related	$985,934	$958,709	$1,053	$1,077

Other guarantees and commitments
Securities lending indemnifications(e)	$200,627	$181,717	$NA	$NA
Derivatives qualifying as guarantees(f)	87,360	87,768	372	294
Unsettled reverse repurchase and securities borrowing agreements(g)	47,021	39,927	—	—
Other guarantees and commitments(h)	6,373	6,492	(6)	(6)
Loan sale and securitization-related indemnifications:
Repurchase liability(i)	NA	NA	3,474	3,285
Loans sold with recourse	10,823	10,982	148	153

(a)	At March 31, 2011, and December 31, 2010, represents the contractual amount net of risk participations totaling $570 million and $542 million, respectively, for other unfunded commitments to extend credit; $22.8 billion and $22.4 billion, respectively, for standby letters of credit and other financial guarantees; and $1.3 billion and $1.1 billion, respectively, for other letters of credit. In regulatory filings with the Federal Reserve Board these commitments are shown gross of risk participations.

(b)	Included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $43.9 billion and $43.4 billion, at March 31, 2011, and December 31, 2010, respectively.

(c)	At March 31, 2011, and December 31, 2010, included unissued standby letters of credit commitments of $41.5 billion and $41.6 billion, respectively.

(d)	At March 31, 2011, and December 31, 2010, JPMorgan Chase held collateral relating to $38.0 billion and $37.8 billion, respectively, of standby letters of credit; and $2.0 billion and $2.1 billion, respectively, of other letters of credit.

(e)	At March 31, 2011, and December 31, 2010, collateral held by the Firm in support of securities lending indemnification agreements was $203.4 billion and $185.0 billion, respectively. Securities lending collateral comprises primarily cash, and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents notional amounts of derivatives qualifying as guarantees. The carrying value at March 31, 2011, and December 31, 2010, reflected derivative payables of $467 million and $390 million, respectively, less derivative receivables of $95 million and $96 million, respectively.

(g)	At March 31, 2011, and December 31, 2010, the amount of commitments related to forward starting reverse repurchase agreements and securities borrowing agreements were $12.5 billion and $14.4 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular way settlement periods were $34.5 billion and $25.5 billion at March 31, 2011, and December 31, 2010, respectively.

(h)	At March 31, 2011, and December 31, 2010, included unfunded commitments of $943 million and $1.0 billion, respectively, to third-party private equity funds; and $1.3 billion and $1.4 billion, respectively, to other equity investments. These commitments included $885 million and $1.0 billion, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 94–105 of this Form 10-Q. In addition, at both March 31, 2011, and December 31, 2010, included letters of credit hedged by derivative transactions and managed on a market risk basis of $3.8 billion.

(i)	Represents estimated repurchase liability related to indemnifications for breaches of representations and warranties in loan sale and securitization agreements. For additional information, see Loan sale and securitization-related indemnifications on pages 158–159 of this Note.

(j)	For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability, for derivative-related products the carrying value represents the fair value. For all other products the carrying value represents the valuation reserve.
Other unfunded commitments to extend credit
Other unfunded commitments to extend credit are generally compromised of commitments for working capital and general corporate purposes, as well as extensions of credit to support commercial paper facilities and bond financings in the event that those obligations cannot be remarketed to new investors.
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities, which were $5.5 billion and $5.9 billion at March 31, 2011, and December 31, 2010, respectively. For further information, see Note 3 and Note 4 on pages 94–105 and 105–106 respectively, of this Form 10-Q.
Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report. The recorded amounts of the liabilities related to guarantees and indemnifications at March 31, 2011, and December 31, 2010, excluding the allowance for credit losses on lending-related commitments, are discussed on pages 158–159 of this Note.
Standby letters of credit
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $707 million at both March 31, 2011, and December 31, 2010, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values include $342 million and $347 million, respectively, for the allowance for lending-related commitments, and $365 million and $360 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of March 31, 2011, and December 31, 2010.
Standby letters of credit and other financial guarantees and other letters of credit

	March 31, 2011		December 31, 2010
	Standby letters of		Standby letters of
	credit and other	Other letters	credit and other	Other letters
(in millions)	financial guarantees	of credit	financial guarantees	of credit

Investment-grade(a)	$71,244	$4,761	$70,236	$5,289
Noninvestment-grade(a)	24,117	1,182	24,601	1,374

Total contractual amount(b)	$95,361 (c)	$5,943	$94,837 (c)	$6,663

Allowance for lending-related commitments	$341	$1	$345	$2
Commitments with collateral	38,034	1,986	37,815	2,127

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

(b)	At March 31, 2011, and December 31, 2010, represented contractual amount net of risk participations totaling $22.8 billion and $22.4 billion, respectively, for standby letters of credit and other financial guarantees; and $1.3 billion and $1.1 billion, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(c)	At March 31, 2011, and December 31, 2010, included unissued standby letters of credit commitments of $41.5 billion and $41.6 billion, respectively.
Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that meet the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $87.4 billion and $87.8 billion at March 31, 2011, and December 31, 2010, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value derivatives is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $26.1 billion and $25.9 billion and the maximum exposure to loss was $2.7 billion, at both March 31, 2011, and December 31, 2010. The fair values of the contracts reflects the probability of whether the Firm will be required to perform under the contract. The fair value related to derivative guarantees were derivative payables of $467 million and $390 million and derivative receivables of $95 million and $96 million at March 31, 2011, and December 31, 2010, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 107–113 of this Form 10-Q, and Note 6 on pages 191–199 of JPMorgan Chase’s 2010 Annual Report.
Loan sale- and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
In connection with the Firm’s loan sale and securitization activities with the GSEs and other loan sale and private-label securitization transactions, as described in Notes 13 and 15 on pages 122–138 and 141–149, respectively, of this Form 10-Q, and Notes 14 and 16 on pages 220–238 and 244–259, respectively of JPMorgan Chase’s 2010 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties; however, predominantly all of the repurchase demands received by the Firm and the Firm’s losses realized to date are related to loans sold to the GSEs.
The Firm has recognized a repurchase liability of $3.5 billion and $3.3 billion, as of March 31, 2011, and December 31, 2010, respectively, which is reported in accounts payable and other liabilities net of probable recoveries from third parties.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded repurchase liability — including factors such as the amount of probable future demands from purchasers, the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure, and recoveries from third parties — require application of a significant level of management judgment. Estimating the repurchase liability is further complicated by limited and rapidly changing historical data and uncertainty surrounding numerous external factors, including: (i) macro-economic factors and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties such as the GSEs and mortgage insurers. While the Firm uses the best information available to it in estimating its repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of March 31, 2011, are reasonably possible.
The Firm believes the estimate of the range of reasonably possible losses, in excess of reserves established, for its repurchase liability is from $0 to approximately $1.8 billion at March 31, 2011. This estimated range of reasonably possible loss is based on an assumed peak to trough decline in home prices of 44%, which is an additional 11 percentage point decline in home prices beyond the Firm’s current assumptions. Such a decline could increase the level of loan delinquencies, thereby potentially increasing the repurchase demand rate from the GSEs and increasing loss severity on repurchased loans, each of which could affect the Firm’s repurchase liability. The Firm does not consider such a further decline in home prices to be likely to occur, and actual repurchase losses could vary significantly from the Firm’s recorded repurchase liability or this estimate of reasonably possible additional losses, depending on the outcome of various factors, including those considered above.
The following table summarizes the change in the repurchase liability for each of the periods presented.
Summary of changes in repurchase liability

Three months ended March 31, (in millions)	2011	2010

Repurchase liability at beginning of period	$3,285	$1,705
Realized losses(a)	(231)	(246)
Provision for repurchase losses	420	523

Repurchase liability at end of period	$3,474	$1,982

(a)	Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expenses. Make-whole settlements were $115 million and $105 million at March 31, 2011 and 2010, respectively.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At March 31, 2011, and December 31, 2010, the unpaid principal balance of loans sold with recourse totaled $10.8 billion and $11.0 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under this guarantee, was $148 million and $153 million at March 31, 2011, and December 31, 2010, respectively.

NOTE 22 — PLEDGED ASSETS AND COLLATERAL
For a discussion of the Firm’s pledged assets and collateral, see Note 31 on pages 280–281 of JPMorgan Chase’s 2010 Annual Report.
Pledged assets
At March 31, 2011, assets were pledged to collateralize repurchase agreements, other securities financing agreements, derivative transactions and for other purposes, including to secure borrowings and public deposits. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at March 31, 2011, and December 31, 2010, the Firm had pledged $305.4 billion and $288.7 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 on pages 141–149 of this Form 10-Q, and Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report, for additional information on assets and liabilities of consolidated VIEs. For further information regarding pledged assets, see Note 31 on page 281 of JPMorgan Chase’s 2010 Annual Report.
Collateral
At March 31, 2011, and December 31, 2010, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $730.4 billion and $655.0 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $544.2 billion and $521.3 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements. For further information regarding collateral, see Note 31 on page 281 of JPMorgan Chase’s 2010 Annual Report.
NOTE 23 — LITIGATION
As of March 31, 2011, the Firm and its subsidiaries are defendants or putative defendants in more than 10,000 legal proceedings, in the form of regulatory/government investigations as well as private, civil litigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel claims or legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $4.5 billion at March 31, 2011. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants (including the Firm) in many of such proceedings whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may be more than the current estimate.
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
The Firm also faces a number of civil actions relating to the Firm’s sales of auction-rate securities, including a putative securities class action in the United States District Court for the Southern District of New York that seeks unspecified damages, and individual arbitrations and lawsuits in various forums brought by institutional and individual investors that, together, seek damages totaling more than $200 million relating to the Firm’s sales of auction-rate securities. One action is brought by an issuer of auction-rate securities. The actions generally allege that the Firm and other firms manipulated the market for auction-rate securities by placing bids at auctions that affected these securities’ clearing rates or otherwise supported the auctions without properly disclosing these activities. Some actions also allege that the Firm misrepresented that auction-rate securities were short-term instruments. The Firm has filed motions to dismiss each of the actions pending in federal court, which are being coordinated before the Southern District. These motions are currently pending.
Additionally, the Firm was named in two putative antitrust class actions in the United States District Court for the Southern District of New York. The actions allege that the Firm, along with numerous other financial institution defendants, colluded to maintain and stabilize the auction-rate securities market and then to withdraw their support for the auction-rate securities market. In January 2010, the District Court dismissed both actions. An appeal is pending in the Second Circuit Court of Appeals.
Bear Stearns Hedge Fund Matters. Bear Stearns, certain current or former subsidiaries of Bear Stearns, including Bear Stearns Asset Management, Inc. (“BSAM”) and Bear, Stearns & Co. Inc., and certain current or former Bear Stearns employees are named defendants (collectively the “Bear Stearns defendants”) in multiple civil actions and arbitrations relating to alleged losses resulting from the failure of the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the “High Grade Fund”) and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd. (the “Enhanced Leverage Fund”) (collectively, the “Funds”). BSAM served as investment manager for both of the Funds, which were organized such that there were U.S. and Cayman Islands “feeder funds” that invested substantially all their assets, directly or indirectly, in the Funds. The Funds are in liquidation.
There are currently four civil actions pending in the United States District Court for the Southern District of New York relating to the Funds. Two of these actions involve derivative lawsuits brought on behalf of purchasers of partnership interests in the two U.S. feeder funds, alleging that the Bear Stearns defendants mismanaged the Funds and made material misrepresentations to and/or withheld information from investors in the feeder funds. These actions seek, among other things, unspecified compensatory damages based on alleged investor losses. The third action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds, and seeks compensatory and punitive damages. Motions to dismiss in these three cases have been granted in part and denied in part. An agreement in principle has been reached, pursuant to which BSAM would pay a maximum of approximately $19 million to settle the one derivative action relating to the feeder fund to the High Grade Fund. BSAM has reserved the right not to proceed with this settlement if plaintiff is unable to secure the participation of investors whose net contributions meet a prescribed percentage of the aggregate net contributions to the High Grade Fund. The agreement in principle remains subject to documentation and approval by the Court. In the other two actions, the parties have been ordered by the Court to engage in settlement discussions and discovery has been limited for the duration of that process. Total alleged losses in these three actions exceed $1 billion.
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
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006 and March 14, 2008 (the “Class Period”). During the Class Period, Bear Stearns had between 115 and 120 million common shares outstanding, and the price of those securities declined from a high of $172.61 to a low of $30 at the end of the period. The actions, originally commenced in several federal courts, allege that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. Separately, several individual shareholders of Bear Stearns have commenced or threatened to commence arbitration proceedings and lawsuits asserting claims similar to those in the putative class actions. Certain of these matters have been dismissed or settled. In addition, Bear Stearns and certain of its former officers and/or directors have also been named as defendants in a number of purported class actions commenced in the United States District Court for the Southern District of New York seeking to represent the interests of participants in the Bear Stearns Employee Stock Ownership Plan (“ESOP”) during the time period of December 2006 to March 2008. These actions, brought under the Employee Retirement Income Security Act (“ERISA”), allege that defendants breached their fiduciary duties to plaintiffs and to the other participants and beneficiaries of the ESOP by (a) failing to manage prudently the ESOP’s investment in Bear Stearns securities; (b) failing to communicate fully and accurately about the risks of the ESOP’s investment in Bear Stearns stock; (c) failing to avoid or address alleged conflicts of interest; and (d) failing to monitor those who managed and administered the ESOP.
Bear Stearns, former members of Bear Stearns’ Board of Directors and certain of Bear Stearns’ former executive officers have also been named as defendants in a shareholder derivative and class action suit which is pending in the United States District Court for the Southern District of New York. Plaintiffs are asserting claims for breach of fiduciary duty, violations of federal securities laws, waste of corporate assets and gross mismanagement, unjust enrichment, abuse of control and indemnification and contribution in connection with the losses sustained by Bear Stearns as a result of its purchases of subprime loans and certain repurchases of its own common stock. Certain individual defendants are also alleged to have sold their holdings of Bear Stearns common stock while in possession of material nonpublic information. Plaintiffs seek compensatory damages in an unspecified amount.
All of the above-described actions filed in federal courts were ordered transferred and joined for pre-trial purposes before the United States District Court for the Southern District of New York. Defendants moved to dismiss the purported securities class action, the shareholders’ derivative action and the ERISA action. In January 2011, the District Court granted the motions to dismiss the derivative and ERISA actions, and denied the motion as to the securities action. Plaintiffs in the derivative action have filed a motion for reconsideration of the dismissal as well as an appeal. Plaintiffs in the ESOP action have filed a motion to alter the judgment and for leave to amend their amended consolidated complaint. Discovery will now commence in the securities action.
City of Milan Litigation and Criminal Investigation. In January 2009, the City of Milan, Italy (the “City”) issued civil proceedings against (among others) JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Ltd. (together, “JPMorgan Chase”) in the District Court of Milan. The proceedings relate to (a) a bond issue by the City in June 2005 (the “Bond”), and (b) an associated swap transaction, which was subsequently restructured on a number of occasions between 2005 and 2007 (the “Swap”). The City seeks damages and/or other remedies against JPMorgan Chase (among others) on the grounds of alleged “fraudulent and deceitful acts” and alleged breach of advisory obligations in connection with the Swap and the Bond, together with related swap transactions with other counterparties. The judge directed four current and former JPMorgan Chase personnel and JPMorgan Chase Bank, N.A. (as well as other individuals and three other banks) to go forward to a full trial that started in May 2010. Although the Firm is not charged with any crime and does not face criminal liability, if one or more of its employees were found guilty, the Firm could be subject to administrative sanctions, including restrictions on its ability to conduct business in Italy and monetary penalties. Hearings have continued on a weekly basis since May 2010.
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
Interchange Litigation. A group of merchants has filed a series of putative class action complaints in several federal courts. The complaints allege that VISA and MasterCard, as well as certain other banks and their respective bank holding companies, conspired to set the price of credit and debit card interchange fees, enacted respective association rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. The complaint seeks unspecified damages and injunctive relief based on the theory that interchange would be lower or eliminated but for the challenged conduct. Based on publicly available estimates, Visa and MasterCard branded payment cards generated approximately $40 billion of interchange fees industry-wide in 2009. All cases have been consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings. The Court has dismissed all claims relating to periods prior to January 2004. The Court has not yet ruled on motions relating to the remainder of the case. Fact and expert discovery in the case have closed. The Court has not yet ruled on plaintiffs’ class certification motion.
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
The parties also have filed motions seeking summary judgment as to various claims in the complaints. Briefing is expected to be completed in June 2011.
Investment Management Litigation. Four cases have been filed claiming that investment portfolios managed by JPMorgan Investment Management Inc. (“JPMorgan Investment Management”) were inappropriately invested in securities backed by subprime residential real estate collateral. Plaintiffs claim that JPMorgan Investment Management and related defendants are liable for losses of more than $1 billion in market value of these securities. The first case was filed by NM Homes One, Inc. in federal District Court in New York. Following rulings on motions addressed to the pleadings, plaintiff’s claims for breach of contract, breach of fiduciary duty, negligence and gross negligence survive, and discovery is proceeding. In the second case, which was filed by Assured Guaranty (U.K.) in New York state court, the New York State Appellate Division allowed plaintiff to proceed with its claims for breach of fiduciary duty and gross negligence, and for breach of contract based on alleged violations of the Delaware Insurance Code. JPMorgan Investment Management’s appeal is pending in the New York State Court of Appeals. Discovery is also proceeding. In the third case, filed by Ambac Assurance UK Limited in New York state court, the lower court granted JPMorgan Investment Management’s motion to dismiss. Plaintiff appealed and the appeal is pending. The fourth case was filed by CMMF LLP in New York state court. The amended complaint asserts claims under New York law for breach of fiduciary duty, gross negligence, breach of contract and negligent misrepresentation. The lower court denied in part defendants’ motion to dismiss and discovery is proceeding.
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $8.6 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s demise. The Firm has moved to dismiss plaintiffs’ amended complaint in its entirety. The Firm also filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large clearing advances to Lehman against inappropriate collateral, which left the Firm with more than $25 billion in claims against the estate of Lehman’s broker-dealer, which could be unpaid if the Firm is required to return any collateral to Lehman. Discovery is underway with a trial scheduled for 2012. In addition, in April 2011 the Firm and the SIPA Trustee for LBHI’s U.S. broker-dealer subsidiary, Lehman Brothers Inc. (“LBI”) announced that they had reached an agreement to return more than $800 million in alleged LBI customer assets to the LBI Estate for distribution to its customer claimants. The agreement is subject to the approval of the Bankruptcy Court. The Firm has also responded to various regulatory inquiries regarding the Lehman matter.
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
Separately, J.P. Morgan Trust Company (Cayman) Limited, JPMorgan (Suisse) SA, J.P. Morgan Securities Ltd., and Bear Stearns Alternative Assets International Ltd. have been named as defendants in several suits in Bankruptcy Court and state and federal courts in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions advance theories of mistake and restitution and seek to recover payments previously made to defendants by the funds totaling approximately $140 million.
In addition, a purported class action is pending against JPMorgan Chase in the United States District Court for the Southern District of New York, as is a motion by separate potential class plaintiffs to add claims against JPMorgan Chase, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities Ltd. to an already-pending purported class action in the same court. The allegations in these complaints largely track those raised by the Trustee. Defendants’ motions to dismiss and opposition to the motions for leave to amend are currently due on June 29, 2011.
Finally, JPMorgan Chase is a defendant in five actions pending in the New York state court and one individual action in federal court in New York. The allegations in all of these actions are essentially identical, and involve claims against the Firm for aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. In the federal action, the Firm prevailed on its motion to dismiss before the District Court, and plaintiff appealed. In the state court actions, the Firm’s motion to dismiss has been fully-briefed and the parties are awaiting the court’s decision. The Firm has also responded to various governmental inquiries concerning the Madoff matter.
Mortgage-Backed Securities Litigation and Regulatory Investigations. JPMorgan Chase and affiliates, Bear Stearns and affiliates and Washington Mutual affiliates have been named as defendants in a number of cases in their various roles as issuer or underwriter in mortgage-backed securities (“MBS”) offerings. These cases include purported class action suits, actions by individual purchasers of securities, actions by insurance companies that guaranteed payments of principal and interest for particular tranches and an action by a trustee. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for more than $100 billion of securities issued by dozens of securitization trusts contained material misrepresentations and omissions, including statements regarding the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination.
In the actions against the Firm as an MBS issuer (and, in some cases, also as an underwriter of its own MBS offerings), three purported class actions are pending against JPMorgan Chase and Bear Stearns, and/or certain of their affiliates and current and former employees, in the United States District Courts for the Eastern and Southern Districts of New York. Defendants have moved to dismiss these actions. One of those motions has been granted in part to dismiss all claims relating to MBS offerings in which a named plaintiff was not a purchaser or the claims were barred by statutes of limitations. The other two motions remain pending. In addition, Washington Mutual affiliates, WaMu Asset Acceptance Corp. and WaMu Capital Corp., along with certain former officers or directors of WaMu Asset Acceptance Corp., have been named as defendants in three now-consolidated purported class action cases pending in the Western District of Washington. Defendants’ motion to dismiss was granted in part to dismiss all claims relating to MBS offerings in which a named plaintiff was not a purchaser. Plaintiffs are seeking class certification, and discovery is ongoing.
In other actions brought against the Firm as an MBS issuer (and, in some cases, also as an underwriter) certain JPMorgan Chase entities, several Bear Stearns entities, and certain Washington Mutual affiliates are defendants in ten separate individual actions commenced by the Federal Home Loan Banks of Pittsburgh, Seattle, San Francisco, Chicago, Indianapolis, Atlanta and Boston in various state courts around the country; and certain JPMorgan Chase, Bear Stearns and Washington Mutual entities are also among the defendants named in separate individual actions commenced by various institutional investors in federal and states courts. Certain of the state court proceedings have been removed to federal court, and motions to remand are pending.
EMC Mortgage Corporation (“EMC”), a subsidiary of JPMorgan Chase, and certain other JPMorgan Chase entities are defendants in four pending actions commenced by bond insurers that guaranteed payments of principal and interest on approximately $3.6 billion of certain classes of seven different MBS offerings sponsored by EMC. Two of those actions, commenced by Assured Guaranty Corp. and Syncora Guarantee, Inc., respectively, are pending in the United States District Court for the Southern District of New York. The third action, filed by Ambac Assurance Corporation, was dismissed on jurisdictional grounds by the United States District for the Southern District of New York. The dismissal is on appeal to the United States Court of Appeals for the Second Circuit. Ambac has also filed a nearly identical complaint in New York state court. Defendants have moved to stay the state court proceeding pending the outcome of the federal appeal. The fourth action, commenced by CIFG Assurance North America, Inc., is pending in state court in Texas. In each action, plaintiff claims that the underlying mortgage loans had origination defects that purportedly violate certain representations and warranties given by EMC to plaintiffs, and that EMC has breached the relevant agreements between the parties by failing to repurchase allegedly defective mortgage loans. In addition, the Ambac and CIFG complaints allege fraudulent inducement. Each action seeks unspecified damages and an order compelling EMC to repurchase those loans. The CIFG complaint seeks punitive damages.
In the actions against the Firm solely as an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers, but those indemnity rights may prove effectively unenforceable where the issuers are now defunct, such as affiliates of IndyMac Bancorp (“IndyMac Trusts”) and Thornburg Mortgage (“Thornburg”). With respect to the IndyMac Trusts, JPMorgan Securities, along with numerous other underwriters and individuals, is named as a defendant, both in its own capacity and as successor to Bear Stearns in a purported class action pending in the United States District Court for the Southern District of New York brought on behalf of purchasers of securities in various Indy-Mac Trust MBS offerings. The Court in that action has dismissed claims as to certain such securitizations, including all offerings in which no named plaintiff purchased securities, and allowed claims as to other offerings to proceed. Plaintiffs’ motion to certify a class of investors in certain offerings is pending, and discovery is ongoing. In addition, JPMorgan Securities and JPMorgan Chase are named as defendants in an individual action filed by the Federal Home Loan Bank of Pittsburgh in connection with a single offering by an affiliate of IndyMac Bancorp. Discovery in that action is ongoing. Separately, JPMorgan Securities, as successor to Bear, Stearns & Co. Inc., along with other underwriters and certain individuals, are defendants in an action pending in state court in California brought by MBIA Insurance Corp. (“MBIA”). The action relates to certain securities issued by IndyMac trusts in offerings in which Bear Stearns was an underwriter, and as to which MBIA provided guaranty insurance policies. MBIA purports to be subrogated to the rights of the MBS holders, and seeks recovery of sums it has paid and will pay pursuant to those policies. Discovery is ongoing. With respect to Thornburg, a Bear Stearns subsidiary is also a named defendant in a purported class action pending in the United States District Court for the District of New Mexico along with a number of other financial institutions that served as depositors and/or underwriters for three Thornburg MBS offerings. Defendants have moved to dismiss this action.
In addition to the above-described litigation, the Firm has also received, and responded to, a number of subpoenas and informal requests for information from federal and state authorities concerning mortgage-related matters, including inquiries concerning a number of transactions involving the Firm’s underwriting and issuance of MBS and its participation in offerings of certain collateralized debt obligations. As has been previously reported, JPMorgan Securities has been cooperating with the staff of the SEC’s Division of Enforcement regarding its investigation of certain collateralized debt obligations, and is currently in advanced discussions with the staff concerning a potential resolution of that investigation. There can be no assurance that any such resolution will be finalized or approved.
In addition to the above mortgage-related matters, the Firm is now a defendant in an action commenced by Deutsche Bank, described in more detail below with respect to the Washington Mutual Litigations.
Mortgage Foreclosure Investigations and Litigation. Multiple state and federal officials have announced investigations into the procedures followed by mortgage servicing companies and banks, including JPMorgan Chase & Co. and its affiliates, relating to foreclosure and loss mitigation processes. The Firm is cooperating with these investigations, and these investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental investigations and additional litigation. The Office of the Comptroller of the Currency and the Federal Reserve have issued Consent Orders as to JPMorgan Chase Bank, N.A., and JPMorgan Chase & Co., respectively. In their Orders, the regulators have mandated significant changes to the Firm’s servicing and default business and outlined requirements to implement these changes. Included in these requirements is the retention of an independent consultant to conduct an independent review of certain residential foreclosure actions or proceedings for loans serviced by the Firm that have been pending at any time from January 1, 2009 to December 31, 2010, as well as residential foreclosure sales that occurred during this time period. These regulators have reserved the right to impose civil monetary penalties at a later date. Investigations by other state and federal authorities remain pending.
Four purported class action lawsuits have also been filed against the Firm relating to its mortgage foreclosure procedures. Additionally, Bank of America has tendered defense of a purported class action brought against it involving an EMC loan. One of the cases has been voluntarily dismissed with prejudice by the plaintiff. The Firm has moved to dismiss the remaining cases.
As of January 2011, the Firm had resumed initiation of new foreclosure proceedings in nearly all states in which it had previously suspended such proceedings, utilizing revised procedures in connection with the execution of affidavits and other documents used by Firm employees in the foreclosure process. The Firm is also in the process of reviewing pending foreclosure matters to determine whether remediation of specific documentation is necessary, and is resuming pending foreclosures as the review, and if necessary, remediation, of each pending matter is completed.
Municipal Derivatives Investigations and Litigation. The Department of Justice (in conjunction with the Internal Revenue Service), the Securities and Exchange Commission (“SEC”), a group of state attorneys general and the Office of the Comptroller of the Currency (“OCC”) have been investigating JPMorgan Chase and Bear Stearns for possible antitrust, securities and tax-related violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. The Philadelphia Office of the SEC provided notice to JPMorgan Securities that it intends to recommend that the SEC bring civil charges in connection with its investigation. JPMorgan Securities has responded to that notice, as well as to a separate notice that the Philadelphia Office of the SEC provided to Bear, Stearns & Co. Inc. The Firm has been cooperating with all of these investigations, and is seeking to resolve them on a negotiated basis.
Purported class action lawsuits and individual actions (the “Municipal Derivatives Actions”) have been filed against JPMorgan Chase and Bear Stearns, as well as numerous other providers and brokers, alleging antitrust violations in the reportedly $100 billion to $300 billion annual market for financial instruments related to municipal bond offerings referred to collectively as “municipal derivatives.” The Municipal Derivatives Actions have been consolidated in the United States District Court for the Southern District of New York. The Court denied in part and granted in part defendants’ motions to dismiss the purported class and individual actions, permitting certain claims to proceed against the Firm and others under federal and California state antitrust laws and under the California false claims act. Subsequently, a number of additional individual actions asserting substantially similar claims, including claims under New York and West Virginia state antitrust statutes, were filed against JPMorgan Chase, Bear Stearns and numerous other defendants. All of these cases have been coordinated for pretrial purposes in the United States District Court for the Southern District of New York. Discovery is ongoing.
Following J.P. Morgan Securities’ settlement with the SEC in connection with certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions, various parties have brought civil litigation against the Firm. The County and a putative class of sewer rate payers have filed complaints against the Firm and several other defendants in Alabama state court. The suits allege that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and chosen as the counterparty for certain swaps executed by the County. The complaints also allege that the Firm concealed these third-party payments and that, but for this concealment, the County would not have entered into the transactions. The Court denied the Firm’s motions to dismiss the complaints in both proceedings. The Firm filed a mandamus petition with the Alabama Supreme Court, seeking immediate appellate review of this decision. The mandamus petition in the County’s lawsuit was denied in April 2011. The mandamus petition in the lawsuit brought by sewer ratepayers remains pending.
Separately, two insurance companies that guaranteed the payment of principal and interest on warrants issued by Jefferson County have filed separate actions against the Firm in New York state court. Their complaints assert that the Firm fraudulently misled them into issuing insurance based upon substantially the same alleged conduct described above and other alleged non-disclosures. One insurer claims that it insured an aggregate principal amount of nearly $1.2 billion and seeks unspecified damages in excess of $400 million, as well as unspecified punitive damages. The other insurer claims that it insured an aggregate principal amount of more than $378 million and seeks recovery of $4 million allegedly paid under the policies to date as well as any future payments and unspecified punitive damages. In December 2010, the court denied the Firm’s motions to dismiss each of the complaints. Discovery is proceeding.
Overdraft Fee/Debit Posting Order Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in several purported class actions relating to its practices in posting debit card transactions to customers’ deposit accounts. Plaintiffs allege that the Firm improperly re-ordered debit card transactions from the highest amount to lowest amount before processing these transactions in order to generate unwarranted overdraft fees. Plaintiffs contend that the Firm should have processed such transactions in the chronological order they were authorized. Plaintiffs seek the disgorgement of all overdraft fees paid to the Firm by plaintiffs, since approximately 2003, as a result of the re-ordering of debit card transactions. The claims against the Firm have been consolidated with numerous complaints against other national banks in Multi-District Litigation pending in the United States District Court for the Southern District of Florida. The Firm’s motion to compel arbitration of certain plaintiffs’ claims was denied by the District Court. That ruling is currently on appeal. Discovery is proceeding in the District Court. Plaintiffs’ motion for class certification is pending.
Petters Bankruptcy and Related Matters. JPMorgan Chase and certain of its affiliates, including One Equity Partners, LLC (“OEP”), have been named as defendants in several actions filed in connection with the receivership and bankruptcy proceedings pertaining to Thomas J. Petters and certain entities affiliated with Petters (collectively, “Petters”) and the

Polaroid Corporation. The principal actions against JPMorgan Chase and its affiliates have been brought by the receiver in Petters’ personal bankruptcy and the trustees in the bankruptcy proceedings for three Petters entities, and generally seek to avoid, on fraudulent transfer and preference grounds, certain purported transfers in connection with (i) the 2005 acquisition of Polaroid by Petters, which at the time was majority-owned by OEP; (ii) two credit facilities that JPMorgan Chase and other financial institutions entered into with Polaroid; and (iii) a credit line and investment accounts held by Petters. The actions collectively seek recovery of approximately $450 million. Defendants have moved to dismiss the complaints in the actions filed by the Petters bankruptcy trustees and have also sought to transfer those actions to the United States District Court for the District of Minnesota, where the receiver’s action is pending.
Securities Lending Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in four putative class actions asserting ERISA and other claims pending in the United States District Court for the Southern District of New York brought by participants in the Firm’s securities lending business. A fifth lawsuit was filed in New York state court by an individual participant in the program. Three of the purported class actions, which have been consolidated, relate to investments of approximately $500 million in medium-term notes of Sigma Finance Inc. (“Sigma”). In August 2010, the Court certified a plaintiff class consisting of all securities lending participants that held Sigma medium-term notes on September 30, 2008, including those that held the notes by virtue of participation in the investment of cash collateral through a collective fund, as well as those that held the notes by virtue of the investment of cash collateral through individual accounts. All discovery has been completed. JPMorgan Chase has moved for partial summary judgment as to plaintiffs’ duty of loyalty claim, in which it is alleged that the Firm created an impermissible conflict of interest by providing repurchase financing to Sigma while also holding Sigma medium-term notes in securities lending accounts.
The fourth putative class action concerns investments of approximately $500 million in Lehman Brothers medium-term notes. The Firm has moved to dismiss the amended complaint and is awaiting a decision. Discovery is proceeding while the motion is pending. The New York state court action, which is not a class action, concerns the plaintiff’s alleged loss of money in both Sigma and Lehman Brothers medium-term notes. The Firm has answered the complaint. Discovery is proceeding.
Service Members Civil Relief Act and Housing and Economic Recovery Act Investigations and Litigation. Multiple government officials have announced inquiries into the Firm’s procedures related to the Service Members Civil Relief Act (“SCRA”) and the Housing and Economic Recovery Act of 2008 (“HERA”). These inquiries have been prompted by the Firm’s public statements about its SCRA and HERA compliance and actions to remedy certain instances in which the Firm mistakenly charged active or recently-active military personnel mortgage interest and fees in excess of that permitted by SCRA and HERA, and in a number of instances, foreclosed on borrowers protected by SCRA and HERA. The Firm has implemented a number of procedural enhancements and controls to strengthen its SCRA and HERA compliance. In addition, an individual borrower filed a nationwide class action in United States District Court for South Carolina against the Firm alleging violations of the SCRA related to home loans. The Firm agreed to pay $27 million plus attorneys’ fees, in addition to reimbursements previously paid by the Firm, to settle the class action. The settlement is subject to court approval.
Washington Mutual Litigations. Subsequent to JPMorgan Chase’s acquisition from the Federal Deposit Insurance Corporation (“FDIC”) of substantially all of the assets and certain specified liabilities of Washington Mutual Bank (“Washington Mutual Bank”) in September 2008, Washington Mutual Bank’s parent holding company, Washington Mutual, Inc. (“WMI”) and its wholly-owned subsidiary, WMI Investment Corp. (together, the “Debtors”), both commenced voluntary cases under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Case”). In the Bankruptcy Case, the Debtors have asserted rights and interests in certain assets. The assets in dispute include principally the following: (a) approximately $4 billion in trust securities contributed by WMI to Washington Mutual Bank (the “Trust Securities”); (b) the right to tax refunds arising from overpayments attributable to operations of Washington Mutual Bank and its subsidiaries; (c) ownership of and other rights in approximately $4 billion that WMI contends are deposit accounts at Washington Mutual Bank and one of its subsidiaries; and (d) ownership of and rights in various other contracts and other assets (collectively, the “Disputed Assets”).
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
The Bankruptcy Court considered confirmation of the Plan, including the Global Settlement Agreement, in hearings in early December 2010. In early January 2011, the Bankruptcy Court issued an opinion in which it concluded that the Global Settlement Agreement is fair and reasonable, but that the Plan cannot be confirmed until the parties correct certain deficiencies, which include the scope of releases. None of these deficiencies relates to the Disputed Assets. The Equity Committee has filed a petition seeking a direct appeal to the United States Court of Appeals for the Third Circuit from so much of the Bankruptcy Court’s ruling that found the settlement to be fair and reasonable. A revised Plan was filed with the Bankruptcy Court in February 2011, and the Bankruptcy Court has scheduled confirmation hearings for early June 2011. If the Global Settlement is effected and the Plan is confirmed, then the Firm currently estimates it will not incur net additional liabilities beyond those already reflected in its balance sheet for the numerous disputes covered by the Global Settlement.
Other proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia and include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC, asserting an estimated $6 billion to $10 billion in damages based upon alleged breach of various mortgage securitization agreements and alleged violation of certain representations and warranties given by certain WMI subsidiaries in connection with those securitization agreements. The case includes assertions that JPMorgan Chase may have assumed liabilities relating to the mortgage securitization agreements. In April 2011, the District Court denied as premature motions by the Firm and the FDIC that sought a ruling on whether the FDIC retained liability for Deutsche Bank’s claims.
In addition, JPMorgan Chase was sued in an action originally filed in State Court in Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at an allegedly too-low price. The Texas Action was transferred to the United States District Court for the District of Columbia, which ultimately granted JPMorgan Chase’s and the FDIC’s motions to dismiss the complaint. Plaintiffs’ appeal of this dismissal is pending.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. During the three months ended March 31, 2011 and 2010, the Firm incurred $1.1 billion and $2.9 billion, respectively, of litigation expense. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
NOTE 24 — BUSINESS SEGMENTS
The Firm is managed on a line of business basis. There are six major reportable business segments — Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 15 of this Form 10-Q, and pages 67–68 and Note 34 on pages 290–293 of JPMorgan Chase’s 2010 Annual Report.

Segment results
The following tables provide a summary of the Firm’s segment results for the three months ended March 31, 2011 and 2010, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense/(benefit).
Effective January 1, 2011, capital allocated to CS was reduced, largely reflecting portfolio runoff and the improving risk profile of the business; capital allocated to TSS was increased. The Firm continues to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments, and further refinements may be implemented in future periods.
Segment results and reconciliation(a)

Three months ended March 31, 2011	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services	Banking

Noninterest revenue	$6,176	$1,645	$782	$502
Net interest income	2,057	4,630	3,200	1,014

Total net revenue	8,233	6,275	3,982	1,516
Provision for credit losses	(429)	1,326	226	47
Credit allocation income(b)	—	—	—	—
Noninterest expense	5,016	5,262	1,555	563

Income/(loss) before income tax expense/(benefit)	3,646	(313)	2,201	906
Income tax expense/(benefit)	1,276	(105)	858	360

Net income/(loss)	$2,370	$(208)	$1,343	$546

Average common equity	$40,000	$28,000	$13,000	$8,000
Average assets	815,828	364,266	138,113	140,400
Return on average common equity	24%	(3)%	42%	28%
Overhead ratio	61	84	39	37

Three months ended March 31, 2011	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(c)	Total

Noninterest revenue	$1,137	$2,020	$1,478	$(424)	$13,316
Net interest income	703	386	34	(119)	11,905

Total net revenue	1,840	2,406	1,512	(543)	25,221
Provision for credit losses	4	5	(10)	—	1,169
Credit allocation income/(expense)(b)	27	—	—	(27)	—
Noninterest expense	1,377	1,660	562	—	15,995

Income before income tax expense/(benefit)	486	741	960	(570)	8,057
Income tax expense/(benefit)	170	275	238	(570)	2,502

Net income	$316	$466	$722	$—	$5,555

Average common equity	$7,000	$6,500	$66,915	$—	$169,415
Average assets	47,873	68,918	529,054	NA	2,104,452
Return on average common equity	18%	29%	NM	NM	13%
Overhead ratio	75	69	NM	NM	63

Three months ended March 31, 2010	Investment	Retail Financial	Card	Commercial
(in millions, except ratios)	Bank	Services	Services	Banking

Noninterest revenue	$6,191	$2,752	$758	$500
Net interest income	2,128	5,024	3,689	916

Total net revenue	8,319	7,776	4,447	1,416
Provision for credit losses	(462)	3,733	3,512	214
Credit allocation income(b)	—	—	—	—
Noninterest expense	4,838	4,242	1,402	539

Income/(loss) before income tax expense/(benefit)	3,943	(199)	(467)	663
Income tax expense/(benefit)	1,472	(68)	(164)	273

Net income/(loss)	$2,471	$(131)	$(303)	$390

Average common equity	$40,000	$28,000	$15,000	$8,000
Average assets	676,122	393,867	156,968	133,013
Return on average common equity	25%	(2)%	(8)%	20%
Overhead ratio	58	55	32	38

Three months ended March 31, 2010	Treasury &	Asset	Corporate/	Reconciling
(in millions, except ratios)	Securities Services	Management	Private Equity	Items(c)	Total

Noninterest revenue	$1,146	$1,774	$1,281	$(441)	$13,961
Net interest income	610	357	1,076	(90)	13,710

Total net revenue	1,756	2,131	2,357	(531)	27,671
Provision for credit losses	(39)	35	17	—	7,010
Credit allocation income/(expense)(b)	(30)	—	—	30	—
Noninterest expense	1,325	1,442	2,336	—	16,124

Income/(loss) before income tax expense/(benefit)	440	654	4	(501)	4,537
Income tax expense/(benefit)	161	262	(224)	(501)	1,211

Net income	$279	$392	$228	$—	$3,326

Average common equity	$6,500	$6,500	$52,094	$—	$156,094
Average assets	38,273	62,525	577,912	NA	2,038,680
Return on average common equity	17%	24%	NM	NM	8%
Overhead ratio	75	68	NM	NM	58

(a)	In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s lines of business results on a “managed basis,” which is a non-GAAP financial measure. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications as discussed below that do not have any impact on net income as reported by the lines of business or by the Firm as a whole.

(b)	IB manages credit exposures related to the Global Corporate Bank (“GCB”) on behalf of IB and TSS. Effective January 1, 2011, IB and TSS will share the economics related to the Firm’s GCB clients. Included within this allocation are net revenues, provision for credit losses, as well as expenses. Prior-year period reflected a reimbursement to IB for a portion of the total costs of managing the credit portfolio. IB recognizes this credit allocation as a component of all other income.

(c)	Segment managed results reflect revenue on a fully tax-equivalent basis, with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three months ended March 31, 2011 and 2010, were as follows.

	Three months ended March 31,
(in millions)	2011	2010

Noninterest revenue	$451	$411
Net interest income	119	90
Income tax expense	570	501

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
JPMorgan Chase & Co.:
We have reviewed the consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2011, and the related consolidated statements of income for the three-month periods ended March 31, 2011 and March 31, 2010, and the consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity and comprehensive income for the three-month periods ended March 31, 2011 and March 31, 2010, included in the Firm’s Quarterly Report on Form 10-Q for the period ended March 31, 2011. These interim financial statements are the responsibility of the Firm’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements, for them to be in conformity with accounting principles generally accepted in the United States of America.
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
May 6, 2011

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average		Rate	Average		Rate
	balance	Interest	(annualized)	balance	Interest	(annualized)

Assets
Deposits with banks	$37,155	$101	1.11%	$64,229	$95	0.60%
Federal funds sold and securities purchased under resale agreements	202,481	543	1.09	170,036	407	0.97
Securities borrowed	114,589	47	0.17	114,636	29	0.10
Trading assets — debt instruments	275,512	2,925	4.31	248,089	2,791	4.56
Securities	318,936	2,271	2.89 (d)	337,441	2,944	3.54 (d)
Loans	688,133	9,531	5.62	725,136	10,576	5.91
Other assets(a)	49,887	148	1.20	27,885	93	1.36

Total interest-earning assets	1,686,693	15,566	3.74	1,687,452	16,935	4.07
Allowance for loan losses	(31,802)			(38,937)
Cash and due from banks	29,334			30,023
Trading assets — equity instruments	141,951			83,674
Trading assets — derivative receivables	85,437			78,683
Goodwill	48,846			48,542
Other intangible assets:
Mortgage servicing rights	14,024			15,155
Purchased credit card relationships	858			1,197
Other intangibles	3,070			3,110
Other assets	126,041			129,781

Total assets	$2,104,452			$2,038,680

Liabilities
Interest-bearing deposits	$700,921	$922	0.53%	$677,431	$844	0.51%
Short-term and other liabilities(b)(c)	508,902	818	0.65	478,629	562	0.48
Beneficial interests issued by consolidated VIEs	72,932	214	1.19	98,104	330	1.36
Long-term debt(c)	269,156	1,588	2.39	281,744	1,399	2.01

Total interest-bearing liabilities	1,551,911	3,542	0.93	1,535,908	3,135	0.83
Noninterest-bearing deposits	229,461			200,075
Trading liabilities — equity instruments	7,872			5,728
Trading liabilities — derivative payables	71,288			59,053
All other liabilities, including the allowance for lending-related commitments	66,705			73,670

Total liabilities	1,927,237			1,874,434

Stockholders’ equity
Preferred stock	7,800			8,152
Common stockholders’ equity	169,415			156,094

Total stockholders’ equity	177,215			164,246

Total liabilities and stockholders’ equity	$2,104,452			$2,038,680

Interest rate spread			2.81%			3.24%
Net interest income and net yield on interest-earning assets		$12,024	2.89%		$13,800	3.32%

(a)	Includes margin loans.

(b)	Includes brokerage customer payables.

(c)	Effective January 1, 2011, long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation; average long-term FHLBs advances for the three months ended March 31, 2010 were $19.2 billion.

(d)	For the quarters ended March 31, 2011 and 2010, the annualized rates for AFS securities, based on amortized cost, were 2.92% and 3.59%, respectively.

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
Assets under management: Represent assets actively managed by AM on behalf of Private Banking, Institutional and Retail clients. Includes “Committed capital not Called,” on which AM earns fees. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 40% ownership interest as of March 31, 2011.
Assets under supervision: Represent assets under management as well as custody, brokerage, administration and deposit accounts.
Beneficial interests issued by consolidated VIEs: Represents the interests of third-party holders of debt/equity securities, or other obligations, issued by VIEs that JPMorgan Chase consolidates. The underlying obligations of the VIEs consist of short-term borrowings, commercial paper and long-term debt. The related assets consist of trading assets, available-for-sale securities, loans and other assets.
Contractual credit card charge-off: In accordance with the Federal Financial Institutions Examination Council policy, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specific event (e.g., bankruptcy of the borrower), whichever is earlier.
Corporate/Private Equity: Includes Private Equity, Treasury and the Chief Investment Office, as well as Corporate Other, which includes other centrally managed expense and discontinued operations.
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
Global Corporate Bank: TSS and IB formed a joint venture to create the Firm’s Global Corporate Bank. With a team of bankers, the Global Corporate Bank serves multinational clients by providing them access to TSS products and services and certain IB products, including derivatives, foreign exchange and debt. The cost of this effort and the credit that the Firm extends to these clients is shared between TSS and IB.
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
Investment-grade: An indication of credit quality based on JPMorgan Chase’s internal risk assessment system. “Investment grade” generally represents a risk profile similar to a rating of a “BBB-”/ “Baa3” or better, as defined by independent rating agencies.
LLC: Limited Liability Company.

Loan-to-value (“LTV”) ratio: For residential real estate loans, the relationship, expressed as a percentage, between the principal amount of a loan and the appraised value of the collateral (i.e., residential real estate) securing the loan.
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
Managed basis: A non-GAAP presentation of financial results that includes reclassifications to present revenue on a fully taxable-equivalent basis. Management uses this non-GAAP financial measure at the segment level, because it believes this provides information to enable investors to understand the underlying operational performance and trends of the particular business segment and facilitates a comparison of the business segment with the performance of competitors.
Master netting agreement: An agreement between two counterparties who have multiple derivative contracts with each other that provides for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or termination of any one contract.
Mortgage product types:
Alt-A
Alt-A loans are generally higher in credit quality than subprime loans but have characteristics that would disqualify the borrower from a traditional prime loan. Alt-A lending characteristics may include one or more of the following: (i) limited documentation; (ii) a high combined-loan-to-value (“CLTV”) ratio; (iii) loans secured by non-owner occupied properties; or (iv) a debt-to-income ratio above normal limits. Perhaps the most important characteristic is limited documentation. A substantial proportion of traditional Alt-A loans are those where a borrower does not provide complete documentation of his or her assets or the amount or source of his or her income.
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
Prime
Prime mortgage loans generally have low default risk and are made to borrowers with good credit records and monthly income at least three to four times greater than their monthly housing expense (mortgage payments plus taxes and other debt payments). These borrowers provide full documentation and generally have reliable payment histories.
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

MSR risk management revenue: Includes changes in the fair value of the MSR asset due to market-based inputs, such as interest rates and volatility, as well as updates to assumptions used in the MSR valuation model; and derivative valuation adjustments and other, which represents changes in the fair value of derivative instruments used to offset the impact of changes in the market-based inputs to the MSR valuation model.
Multi-asset: Any fund or account that allocates assets under management to more than one asset class (e.g., long-term fixed income, equity, cash, real assets, private equity or hedge funds).
NA: Data is not applicable or available for the period presented.
Net charge-off rate: Represents net charge-offs (annualized) divided by average retained loans for the reporting period.
Net yield on interest-earning assets: The average rate for interest-earning assets less the average rate paid for all sources of funds.
NM: Not meaningful.
OPEB: Other postretirement employee benefits.
Overhead ratio: Noninterest expense as a percentage of total net revenue.
Participating securities: Represents unvested stock-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), which are included in the earnings per share calculation using the two-class method. JPMorgan Chase grants restricted stock and RSUs to certain employees under its stock-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.
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

Retained loans: Loans that are held-for-investment excluding loans held-for-sale and loans at fair value.
Risk-weighted assets (“RWA”): Risk-weighted assets consist of on– and off–balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On–balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off–balance sheet assets, such as lending-related commitments, guarantees, derivatives and other applicable off–balance sheet positions, are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on–balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on–balance sheet assets. Risk-weighted assets also incorporate a measure for the market risk related to applicable trading assets–debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total risk-weighted assets.
Sales specialists: Retail branch office personnel who specialize in the marketing of a single product, including mortgages, investments and business banking, by partnering with the personal bankers.
Stress testing: A scenario that measures market risk under unlikely but plausible events in abnormal markets.
Taxable-equivalent basis: Total net revenue for each of the business segments and the Firm is presented on a taxable-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits is presented in the managed results on a basis comparable to fully taxable securities and investments. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense.
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
Washington Mutual transaction: On September 25, 2008, JPMorgan Chase acquired the banking operations of Washington Mutual Bank (“Washington Mutual”) from the FDIC. For additional information, see Note 2 on pages 166–170 of JPMorgan Chase’s 2010 Annual Report.
LINE OF BUSINESS METRICS
Investment Banking
IB’s revenue comprises the following:
Investment banking fees include advisory, equity underwriting, bond underwriting and loan syndication fees.
Fixed income markets primarily include revenue related to market-making across global fixed income markets, including foreign exchange, interest rate.
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
Net mortgage servicing revenue includes the following components:
(a) Operating revenue comprises:
–	All gross income earned from servicing third-party mortgage loans, including stated service fees, excess service fees, late fees and other ancillary fees; and

–	Modeled servicing portfolio runoff (or time decay).
(b) Risk management comprises:
–	Changes in the MSR asset fair value due to market-based inputs, such as interest rates and volatility, as well as updates to assumptions used in the MSR valuation model; and

–	Derivative valuation adjustments and other, which represents changes in the fair value of derivative instruments used to offset the impact of changes in the market-based inputs to the MSR valuation model.
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
Commercial Card provides a wide range of payment services to corporate and public sector clients worldwide through the commercial card products. Services include procurement, corporate travel and entertainment, expense management services, and Business-to-Business payment solutions.

Commercial Banking
CB Client Segments:
Middle Market Banking covers corporate, municipal, financial institution and not-for-profit clients, with annual revenue generally ranging between $10 million and $500 million.
Corporate Client Banking covers clients with annual revenue generally ranging between $500 million and $2 billion and focuses on clients that have broader investment banking needs.
Commercial Term Lending primarily provides term financing to real estate investors/owners for multi-family properties as well as financing office, retail and industrial properties.
Real Estate Banking provides full-service banking to investors and developers of institutional-grade real estate properties.
Other primarily includes lending and investment activity within the Community Development Banking and Chase Capital segments.
CB revenue:
Lending includes a variety of financing alternatives, which are primarily provided on a basis secured by receivables, inventory, equipment, real estate or other assets. Products include term loans, revolving lines of credit, bridge financing, asset-based structures, leases, commercial card products and standby letters of credit.
Treasury services includes a broad range of products and services enabling clients to transfer, invest and manage the receipt and disbursement of funds, while providing the related information reporting. These products and services include U.S. dollar and multi-currency clearing, ACH, lockbox, disbursement and reconciliation services, check deposits, other check and currency–related services, trade finance and logistics solutions, deposit products, sweeps and money market mutual funds.
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
Description of a business metric within TSS:
Liability balances include deposits, as well as deposits that are swept to on–balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits and securities loaned or sold under repurchase agreements) as part of customer cash management programs.
Asset Management
Assets under management — Represent assets actively managed by AM on behalf of Private Banking, Institutional, and Retail clients. Includes “committed capital not called”, on which AM earns fees. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 40% ownership interest as of March 31, 2011.
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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:
•	Local, regional and international business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including as a result of the newly-enacted financial services legislation;

•	Changes in trade, monetary and fiscal policies and laws;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its liquidity;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	Mergers and acquisitions, including the Firm’s ability to integrate acquisitions;

•	Ability of the Firm to develop new products and services, and the extent to which products or services previously sold by the Firm require the Firm to incur liabilities or absorb losses not contemplated at their initiation or origination;

•	Ability of the Firm to address enhanced regulatory requirements affecting its mortgage business;

•	Acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to increase market share;

•	Ability of the Firm to attract and retain employees;

•	Ability of the Firm to control expense;

•	Competitive pressures;

•	Changes in the credit quality of the Firm’s customers and counterparties;

•	Adequacy of the Firm’s risk management framework;

•	Adverse judicial or regulatory proceedings;

•	Changes in applicable accounting policies;

•	Ability of the Firm to determine accurate values of certain assets and liabilities;

•	Occurrence of natural or man-made disasters or calamities or conflicts, including any effect of any such disasters, calamities or conflicts on the Firm’s power generation facilities and the Firm’s other commodity-related activities;

•	The other risks and uncertainties detailed in Part 1, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the Management’s discussion and analysis on pages 81–84 of this Form 10-Q.
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
Part II Other Information
Item 1 Legal Proceedings
For information that updates the disclosures set forth under Part 1, Item 3 “Legal Proceedings” in the Firm’s 2010 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 on pages 160–169 of this Form 10-Q.
Item 1A Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors, on pages 5–12 of JPMorgan Chase’s 2010 Annual Report on Form 10-K; and Forward-Looking Statements on pages 180–181 of this Form 10-Q.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2011, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: (i) on January 20, 2011, 9,172 shares were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors; and (ii) on January 26, 2011, 17,566 shares were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
Stock repurchases under the stock repurchase program
On March 18, 2011, the Board of Directors authorized the repurchase of up to $15.0 billion of the Firm’s common stock, of which up to $8.0 billion is approved for 2011. The authorization commenced on March 22, 2011, and replaced the Firm’s previous $10.0 billion repurchase program. During the three months ended March 31, 2011, the Firm repurchased an aggregate of 2 million shares for $95 million at an average price per share of $45.66. For the four months ended April 30, 2011, the Firm has repurchased an aggregate of 18 million shares for $820 million at an average price per share of $45.11. As of March 31, 2011, $14.9 billion of authorized repurchase capacity remained, of which $7.9 billion of approved capacity remains for use during 2011.
Management and the Board will continue to assess and make decisions regarding alternatives for deploying capital, as appropriate, over the course of the year. Any planned use of the repurchase program over the repurchases approved for 2011, will be reviewed by the Firm with the banking regulators before taking action.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock – for example during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.
The authorization to repurchase common stock will be utilized at management’s discretion, and the timing of purchases and the exact number of shares purchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative potential investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, including through the use of Rule 10b5-1 programs; and may be suspended at any time. For a discussion of restrictions on stock repurchases, see Note 23 on pages 267–268 of JPMorgan Chase’s 2010 Annual Report.

			Dollar value of remaining
Three months ended	Total shares	Average price paid	authorized repurchase
March 31, 2011	repurchased	per share(a)	(in millions)(b)

January	—	$—	$3,222
February	—	—	3,222
March
Repurchases under the $10.0 billion program	—	—	— (c)
Repurchases under the $15.0 billion program	2,081,440	45.66	14,905 (d)

First quarter	2,081,440	$45.66	$14,905

(a)	Excludes commissions cost.

(b)	The amount authorized by the Board of Directors excludes commissions cost.

(c)	The unused portion of the $10.0 billion program was cancelled when the $15.0 billion program was authorized.

(d)	Dollar value remaining under the new $15.0 billion program.
Stock repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s share repurchase program. Shares repurchased pursuant to these plans during the first quarter of 2011 were as follows.

Three months ended	Total shares	Average price paid
March 31, 2011	repurchased	per share

January	124	$44.78
February	—	—
March	318	46.33

First quarter	442	$45.89

Item 3 Defaults Upon Senior Securities
None.
Item 5 Other Information
None.

Item 6 Exhibits
15 — Letter re: Unaudited Interim Financial Information.
31.1 — Certification(a)
31.2 — Certification(a)
32 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(a)(b)
101.INS XBRL Instance Document(a)(c)
101.SCH XBRL Taxonomy Extension Schema Document(a)
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document(a)
101.LAB XBRL Taxonomy Extension Label Linkbase Document(a)
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document(a)
101.DEF XBRL Taxonomy Extension Definition Linkbase Document(a)

(a)	Filed herewith.

(b)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under `the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c)	Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheets as of March 31, 2011, and December 31, 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMORGAN CHASE & CO.

(Registrant)

Date: May 6, 2011	By	/s/ Louis Rauchenberger

Louis Rauchenberger

Managing Director and Controller
[Principal Accounting Officer]

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBITS

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification

31.2	Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Schema Document††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document††

101.LAB	XBRL Taxonomy Extension Label Linkbase Document††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document††

†	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

††	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.