Form 10-Q
period 2011-06-30
J P MORGAN CHASE & CO
filed 2011-08-05
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011	Commission file number 1-5805

JPMORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 270-6000
(Registrant’s telephone number, including area code)

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
Large accelerated filer ☒ Accelerated filer ☐ .
Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Number of shares of common stock outstanding as of July 31, 2011: 3,899,050,011

FORM 10-Q

JPMORGAN CHASE & CO.
CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited) (in millions, except per share, headcount and ratio data)						Six months ended June 30,
As of or for the period ended,	2Q11	1Q11	4Q10	3Q10	2Q10	2011	2010
Selected income statement data
Total net revenue	$26,779	$25,221	$26,098	$23,824	$25,101	$52,000	$52,772
Total noninterest expense	16,842	15,995	16,043	14,398	14,631	32,837	30,755
Pre-provision profit(a)	9,937	9,226	10,055	9,426	10,470	19,163	22,017
Provision for credit losses	1,810	1,169	3,043	3,223	3,363	2,979	10,373
Income before income tax expense	8,127	8,057	7,012	6,203	7,107	16,184	11,644
Income tax expense	2,696	2,502	2,181	1,785	2,312	5,198	3,523
Net income	$5,431	$5,555	$4,831	$4,418	$4,795	$10,986	$8,121
Per common share data
Net income per share: Basic	$1.28	$1.29	$1.13	$1.02	$1.10	$2.57	$1.84
Diluted	1.27	1.28	1.12	1.01	1.09	2.55	1.83
Cash dividends declared per share(b)	0.25	0.25	0.05	0.05	0.05	0.50	0.10
Book value per share	44.77	43.34	43.04	42.29	40.99	44.77	40.99
Common shares outstanding
Average: Basic	3,958.4	3,981.6	3,917.0	3,954.3	3,983.5	3,970.0	3,977.0
Diluted	3,983.2	4,014.1	3,935.2	3,971.9	4,005.6	3,998.6	4,000.2
Common shares at period-end	3,910.2	3,986.6	3,910.3	3,925.8	3,975.8	3,910.2	3,975.8
Share price(c)
High	$47.80	$48.36	$43.12	$41.70	$48.20	$48.36	$48.20
Low	39.24	42.65	36.21	35.16	36.51	39.24	36.51
Close	40.94	46.10	42.42	38.06	36.61	40.94	36.61
Market capitalization	160,083	183,783	165,875	149,418	145,554	160,083	145,554
Selected ratios
Return on common equity (“ROE”)	12%	13%	11%	10%	12%	13%	10%
Return on tangible common equity (“ROTCE”)	17	18	16	15	17	18	15
Return on assets (“ROA”)	0.99	1.07	0.92	0.86	0.94	1.03	0.80
Overhead ratio	63	63	61	60	58	63	58
Deposits-to-loans ratio	152	145	134	131	127	152	127
Tier 1 capital ratio	12.4	12.3	12.1	11.9	12.1
Total capital ratio	15.7	15.6	15.5	15.4	15.8
Tier 1 leverage ratio	7.0	7.2	7.0	7.1	6.9
Tier 1 common capital ratio(d)	10.1	10.0	9.8	9.5	9.6
Selected balance sheet data (period-end)(e)
Trading assets	$458,722	$501,148	$489,892	$475,515	$397,508	$458,722	$397,508
Securities	324,741	334,800	316,336	340,168	312,013	324,741	312,013
Loans	689,736	685,996	692,927	690,531	699,483	689,736	699,483
Total assets	2,246,764	2,198,161	2,117,605	2,141,595	2,014,019	2,246,764	2,014,019
Deposits	1,048,685	995,829	930,369	903,138	887,805	1,048,685	887,805
Long-term debt(e)	279,228	269,616	270,653	271,495	260,442	279,228	260,442
Common stockholders’ equity	175,079	172,798	168,306	166,030	162,968	175,079	162,968
Total stockholders' equity	182,879	180,598	176,106	173,830	171,120	182,879	171,120
Headcount	250,095	242,929	239,831	236,810	232,939	250,095	232,939
Credit quality metrics
Allowance for credit losses	$29,146	$30,438	$32,983	$35,034	$36,748	$29,146	$36,748
Allowance for loan losses to total retained loans	4.16%	4.40%	4.71%	4.97%	5.15%	4.16%	5.15%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)	3.83	4.10	4.46	5.12	5.34	3.83	5.34
Nonperforming assets	$13,240	$14,986	$16,557	$17,656	$18,156	$13,240	$18,156
Net charge-offs(g)	3,103	3,720	5,104	4,945	5,714	6,823	13,624
Net charge-off rate(g)	1.83%	2.22%	2.95%	2.84%	3.28%	2.02%	3.88%
Wholesale net charge-off rate	0.14	0.30	0.49	0.49	0.44	0.21	1.14
Consumer net charge-off rate(g)	2.74	3.18	4.12	3.90	4.49	2.96	5.03
(a)    Pre-provision profit is total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.

(b)	On March 18, 2011, the Board of Directors increased the Firm's quarterly common stock dividend from $0.05 to $0.25 per share.

(c)
Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange. JPMorgan Chase's common stock is also listed and traded on the London Stock Exchange and the Tokyo Stock Exchange.

(d)
Tier 1 common capital ratio (“Tier 1 common ratio”) is Tier 1 common divided by risk-weighted assets. The Firm uses Tier 1 common capital (“Tier 1 common”) along with the other capital measures to assess and monitor its capital position. For further discussion, see Regulatory capital on pages 57–60 of this Form 10-Q.

(e)
Effective January 1, 2011, the long-term portion of advances from Federal Home Loan Banks (“FHLBs”) was reclassified from other borrowed funds to long-term debt. Prior periods have been revised to conform with the current presentation.

(f)	Excludes the impact of home lending purchased credit-impaired (“PCI”) loans. For further discussion, see Allowance for credit losses on pages 86–88 of this Form 10-Q.

(g)
Net charge-offs and net charge-off rates for the fourth quarter of 2010 include the effect of $632 million of charge-offs related to the estimated net realizable value of the collateral underlying delinquent residential home loans. Because these losses were previously recognized in the provision and allowance for loan losses, this adjustment had no impact on the Firm's net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section of the Form 10-Q provides management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”). See the Glossary of terms on pages 186–189 for definitions of terms used throughout this Form 10-Q. The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. For a discussion of such risks and uncertainties, see Forward-looking Statements on page 97 and Part II, Item 1A, Risk Factors on pages 192–193 of this Form 10-Q, and Part I, Item 1A, Risk Factors on pages 5–12 of JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (“2010 Annual Report” or “2010 Form 10-K”), to which reference is hereby made.
INTRODUCTION
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with $2.2 trillion in assets, $182.9 billion in stockholders’ equity and operations in more than 60 countries as of June 30, 2011. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
Retail Financial Services
Retail Financial Services (“RFS”) serves consumers and businesses through personal service at bank branches and through ATMs, online banking and telephone banking, as well as through auto dealerships and school financial-aid offices. Customers can use more than 5,300 bank branches (third-largest nationally) and more than 16,400 ATMs (second-largest nationally), as well as online and mobile banking around the clock. More than 30,900 branch salespeople assist customers with checking and savings accounts, mortgages, home equity and business loans, and investments across the 23-state footprint from New York and Florida to California. Consumers also can obtain loans through more than 16,500 auto dealerships and can get student loans certified by more than 1,900 schools and universities nationwide.
Card Services
Card Services (“CS”) is one of the nation’s largest credit card issuers, with over $125 billion in loans and over 65 million open accounts. In the six months ended June 30, 2011, customers used Chase cards to meet $163 billion of their spending needs. Through its merchant acquiring business, Chase Paymentech Solutions, CS is a global leader in payment processing and merchant acquiring.
Commercial Banking
Commercial Banking (“CB”) delivers extensive industry knowledge, local expertise and dedicated service to nearly 25,000 clients nationally, including corporations, municipalities, financial institutions and not-for-profit entities with annual revenue generally ranging from $10 million to $2 billion, and nearly 35,000 real estate investors/owners. CB partners with the Firm’s other businesses to provide comprehensive solutions, including lending, treasury services, investment banking and asset management, to meet its clients’ domestic and international financial needs.

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
Economic environment
The U.S. economic recovery continued in the second quarter of 2011, though the pace seemed to have slowed, due, in part, to the major disruptions in the global supply chain for the auto industry as a result of the earthquake and tsunami in Japan and the sharp rise in oil prices during the first half of the year. Labor market indicators were weaker than anticipated in the second quarter and the struggling housing and construction sectors remained depressed. However, household spending and business investment in equipment and software continued to expand.
To promote a faster pace of economic recovery, the Federal Reserve maintained its existing policy of reinvesting principal payments from its securities holdings and completed the purchase of $600 billion of longer-term Treasury securities in the second quarter. The Federal Reserve also held the target range for the federal funds rate at zero to one-quarter percent and continued to indicate that economic conditions were likely to warrant a low federal funds rate for an extended period.
Financial performance of JPMorgan Chase

	Three months ended June 30,			Six months ended June 30,
(in millions, except per share data and ratios)	2011	2010	Change	2011	2010	Change
Selected income statement data
Total net revenue	$26,779	$25,101	7%	$52,000	$52,772	(1)%
Total noninterest expense	16,842	14,631	15	32,837	30,755	7
Pre-provision profit	9,937	10,470	(5)	19,163	22,017	(13)
Provision for credit losses	1,810	3,363	(46)	2,979	10,373	(71)
Net income	5,431	4,795	13	10,986	8,121	35
Diluted earnings per share	1.27	1.09	17	2.55	1.83	39
Return on common equity	12%	12%		13%	10%
Capital ratios
Tier 1 capital	12.4	12.1
Tier 1 common	10.1	9.6

Business overview
JPMorgan Chase reported second-quarter 2011 net income of $5.4 billion, or $1.27 per share, on net revenue of $26.8 billion. Net income was up 13% compared with net income of $4.8 billion, or $1.09 per share, in the second quarter of 2010. ROE for the quarter was 12%, unchanged from the prior year. Current-quarter results included a $1.0 billion pretax ($0.15 per share after-tax) benefit from a reduction in the allowance for loan losses in Card Services; an $837 million pretax ($0.12 per share after-tax) benefit from securities gains in Corporate; a $1.0 billion pretax ($0.15 per share after-tax) expense for estimated costs of foreclosure-related matters in Retail Financial Services; and $1.3 billion pretax ($0.19 per share after-tax) of additional litigation reserves, predominantly for mortgage-related matters, in Corporate.
The increase in net income for the second quarter of 2011 was driven by higher net revenue and a significantly lower provision for credit losses, largely offset by higher noninterest expense. Net revenue growth resulted from higher levels of principal transactions revenue, investment banking fees and asset management, administration and commissions revenue, partially offset by lower net interest income and lower securities gains. The decrease in the provision for credit losses reflected improvement in the credit environment. The increase in noninterest expense was driven by higher noncompensation expense due to additional litigation reserves, predominantly for mortgage-related matters, and expense for the estimated costs of foreclosure-related matters.
The Firm’s second-quarter results reflected strong earnings and solid client flows in the Investment Bank, record revenue and continued loan growth in Commercial Banking, and solid performance across most other businesses. Retail Banking within Retail Financial Services continued to demonstrate good underlying performance, but RFS overall continued to be negatively affected by high expenses for mortgage-related issues, including a $1.0 billion expense for estimated litigation and other costs of foreclosure-related matters. Results for the second quarter also reflected continued improvement in credit trends across the consumer and wholesale portfolios. With respect to the credit card portfolio, delinquencies and net charge-offs improved, and the Firm reduced loan loss reserves by $1.0 billion as estimated losses declined. With respect to the mortgage portfolio, delinquency and net charge-off trends improved modestly compared with the prior quarter; however, net charge-offs remained high, and credit losses are expected to remain elevated.

JPMorgan Chase’s balance sheet remained strong, ending the second quarter with a Basel I Tier 1 Common ratio of 10.1%. This strong and growing capital base enabled the Firm to repurchase $3.5 billion of common stock during the quarter. Total firmwide credit reserves at quarter-end were $29.1 billion, resulting in a firmwide loan loss coverage ratio of 3.83%, excluding purchased credit-impaired loans. Total stockholders’ equity at June 30, 2011, was $182.9 billion.
Net income for the first six months of 2011 was $11.0 billion, or $2.55 per share, compared with $8.1 billion, or $1.83 per share, in the first half of 2010. The increase was driven by a significantly lower provision for credit losses, partially offset by higher noninterest expense and lower net revenue. The lower provision for credit losses reflected an improved credit environment. The modest decline in net revenue for the first six months of the year was driven by lower net interest income, mortgage fees and related income and securities gains, largely offset by higher levels of principal transactions revenue, investment banking fees and asset management, administration and commissions revenue. The increase in noninterest expense compared with the first six months of 2010 was driven by expenses taken for the estimated costs of foreclosure-related matters in RFS and higher compensation expense.
During the first six months of 2011, JPMorgan Chase provided credit to and raised capital of over $990 billion for its clients. The Firm originated mortgages to more than 360,000 people; provided credit cards to approximately 4.6 million people; lent or increased credit to more than 16,800 small businesses; lent to more than 800 not-for-profit and government entities, including states, municipalities, hospitals and universities; extended or increased loan limits to approximately 3,000 middle-market companies; and lent to or raised capital for more than 5,000 other corporations. JPMorgan Chase is the #1 Small Business Administration lender in the U.S. with more loans made than any other lender. In 2009 and 2010, the Firm lent more than $7 billion and $10 billion, respectively, to small businesses, and has committed to lend at least $12 billion in 2011. The Firm remains committed to helping homeowners and preventing foreclosures; since the beginning of 2009, JPMorgan Chase has offered 1,177,000 trial modifications to struggling homeowners.
The discussion that follows highlights the performance of each business segment compared with the prior-year quarter and presents results on a managed basis. For more information about managed basis, as well as other non-GAAP financial measures used by management to evaluate the performance of each line of business, see pages 14–16 of this Form 10-Q.
Investment Bank net income increased from the prior year, reflecting higher net revenue and lower noninterest expense, partially offset by a lower benefit from the provision for credit losses. The increase in net revenue was largely driven by higher investment banking fees and solid client revenue in Fixed Income and Equity Markets. Credit Portfolio revenue was a loss, primarily reflecting the negative net impact of credit-related valuation adjustments, largely offset by net interest income and fees on retained loans. The provision for credit losses was a smaller benefit in the second quarter of 2011 compared with the second quarter of 2010 and reflected a reduction in the allowance for loan losses, largely due to net repayments. Noninterest expense decreased, driven by lower compensation expense. The prior-year results included the impact of the U.K. Bank Payroll Tax.
Retail Financial Services net income decreased compared with the prior year as higher noninterest expense was largely offset by a lower provision for credit losses and higher net revenue. The increase in net revenue was driven by higher mortgage fees and related income, deposit balances, debit card income, deposit-related fees and investment sales revenue, partially offset by lower loan balances due to portfolio runoff. The provision for credit losses decreased, as delinquency trends and net charge-offs modestly improved compared with the prior year. However, the current-quarter provision continued to reflect elevated losses in the mortgage and home equity portfolios. Noninterest expense increased, driven by elevated foreclosure and default-related costs, including $1.0 billion for estimated litigation and other costs of foreclosure-related matters.
Card Services net income increased compared with the second quarter of 2010 driven by a lower provision for credit losses, partially offset by lower net revenue. The decrease in net revenue was driven by a decline in net interest income, reflecting lower average loan balances (including the impact of the Kohl’s portfolio sale), the impact of legislative changes and a decreased level of fees. These decreases were largely offset by lower revenue reversals associated with lower net charge-offs. The provision for credit losses decreased from the prior year, reflecting lower net charge-offs and a $1.0 billion reduction in the allowance for loan losses due to lower estimated losses. Noninterest expense increased, due to higher marketing expense and the inclusion of the Commercial Card business. Sales volume, excluding the Washington Mutual and Commercial Card portfolios, was $83.1 billion, an increase of 10% from the prior year.
Commercial Banking net income decreased, driven by an increase in the provision for credit losses, partially offset by record net revenue. Record net revenue was driven by growth in liability balances, wider loan spreads, higher investment banking revenue and growth in loan balances, partially offset by spread compression on liability products. The provision for credit losses was an expense compared with a benefit in the prior-year. Noninterest expense increased, primarily reflecting higher headcount-related expense. End-of-period loans of $102.7 billion, up 7% compared with the second quarter 2010, have increased for four consecutive quarters. Average liability balances of $162.8 billion have increased 19% from the second quarter 2010.
Treasury & Securities Services net income increased from the prior year, driven by higher net revenue and the credit allocation benefit related to the Global Corporate Bank (“GCB”), partially offset by higher noninterest expense. Worldwide Securities Services net revenue increased, driven by higher market levels, higher net interest income and net inflows of assets under custody. Assets under custody were a record $16.9 trillion, an increase of 14% from the prior year. Treasury Services net revenue was relatively flat as higher trade loan volumes and higher deposit balances were largely offset by the effect of the transfer of the Commercial Card business to CS and lower spreads on deposits. Higher noninterest expense was driven by continued investment in new product platforms, primarily related to international expansion, partially offset by the transfer of the Commercial Card business to CS.
Asset Management net income increased from the prior year, reflecting higher net revenue, predominantly offset by higher noninterest expense. The growth in net revenue was driven by the effect of higher market levels, net inflows to products with higher margins, higher valuations of seed capital investments, higher deposit and loan balances, and higher performance fees. The increase in revenue was partially offset by narrower deposit spreads. Assets under supervision of $1.9 trillion increased 17% from the prior year due to the effect of higher market levels and net inflows to long-term products, partially offset by net outflows from liquidity products. Noninterest expense increased, largely resulting from an increase in headcount and higher performance-based compensation.
Corporate/Private Equity net income decreased compared with the second quarter of 2010. Private equity revenue increased, primarily driven by gains on sales and net increases in investment valuations. Net interest income and securities gains decreased from the prior year. Noninterest expense was higher and included $1.3 billion of additional litigation reserves, predominantly for mortgage-related matters. Noninterest expense in the prior year included $694 million of additional litigation reserves.
2011 Business outlook
The following forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 97 and Risk Factors on pages 192–193 of this Form 10-Q.
JPMorgan Chase’s outlook for the second half of 2011 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these linked factors will affect the performance of the Firm and its lines of business.
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
The Firm expects noninterest expense in Mortgage Banking, Auto & Other Consumer Lending to remain, for the remainder of the year, at elevated levels similar to those incurred in the first half of 2011 (excluding the $1.7 billion expense incurred during the first half of 2011 for various estimated costs related to foreclosure delays and potential settlements with federal and state officials). These higher levels of noninterest expense are expected in light of increased servicing costs to enhance the Firm’s mortgage servicing processes, particularly loan modification and foreclosure procedures, and comply with the Consent Orders entered into with the banking regulators. (See Enhancements to Mortgage Servicing on pages 84–85 and Note 23 on pages 172–179 of this Form 10-Q for further information about the Consent Orders.) It is also possible that the Firm will incur additional fees and assessments related to foreclosure delays as well as other costs in connection with the potential settlement of the governmental investigations related to the Firm’s mortgage servicing procedures.
In the Real Estate Portfolios business within RFS, management believes that, based on the current outlook for delinquencies and loss severity, total quarterly net charge-offs could be approximately $1.2 billion. Given current origination and production levels, combined with management’s current estimate of portfolio runoff levels, the residential real estate portfolio is expected to decline by approximately 10% to 15% annually for the foreseeable future. The annual reduction in the residential real estate portfolio is expected to reduce net interest income in each period, including a reduction of approximately $700 million for full-year 2011 from the 2010 level, assuming no changes in interest rates during the year. However, over time, the reduction in net interest income is expected to be more than offset by an improvement in credit costs and lower expenses. As the portfolio continues to run off, management anticipates that approximately $1.0 billion of capital may become available for redeployment each year, subject to the capital requirements associated with the remaining portfolio.
In CS, given current high repayment rates, management expects end-of-period outstandings for the Chase portfolio (excluding the Washington Mutual and Commercial Card portfolios) could be between $115 billion and $120 billion by the end of 2011. Management estimates that the Washington Mutual portfolio could decline to $10 billion by the end of 2011.
Net charge-off rates for both the Chase and Washington Mutual credit card portfolios are anticipated to continue to improve. If current delinquency trends continue, management anticipates the net charge-off rate for the Chase portfolio (excluding the Washington Mutual and Commercial Card portfolios) could be approximately 4.5% for the third quarter of 2011. Recent reserve releases from the credit card allowance for loan losses reflect the continued improvement in the credit cycle. Management anticipates that as credit card net charge-offs begin to stabilize towards a normal through-the-cycle level, releases from the allowance will decline and eventually abate.
Economic data for the first half of 2011 seemed to imply that U.S. economic growth has slowed, and high unemployment rates and the difficult housing market have been persistent. Ongoing weak economic conditions, combined with elevated delinquencies and ongoing discussions regarding mortgage foreclosure-related matters with federal and state officials, continue to result in a high level of uncertainty in the residential real estate portfolio. Further declines in U.S. housing prices and increases in the unemployment rate remain possible; were this to occur, currently anticipated results for both RFS and CS could be adversely affected.
In IB, TSS and AM, revenue will be affected by market levels, volumes and volatility, which will influence client flows and assets under management, supervision and custody. In addition, the wholesale credit environment will influence levels of charge-offs, repayments and provision for credit losses for IB, CB and TSS.
In Private Equity, within the Corporate/Private Equity segment, earnings will likely continue to be volatile and be influenced by capital markets activity, market levels, the performance of the broader economy and investment-specific issues. Corporate’s net interest income levels will generally trend with the size and duration of the investment securities portfolio. Corporate net income, excluding Private Equity, and excluding significant litigation expense and significant nonrecurring items, is anticipated to trend toward approximately $300 million per quarter. Furthermore, continued repositioning of the investment securities portfolio in Corporate, changes in the mix of loans within the consumer loan portfolio and other factors, including continued low interest rates, could result in further downward pressure on the Firm’s net interest margin in the third quarter of 2011.
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
Management and the Firm’s Board of Directors continually evaluate ways to deploy the Firm’s strong capital base in order to enhance shareholder value. Such alternatives could include the repurchase of common stock and warrants, increasing the common stock dividend and pursuing alternative investment opportunities. The Firm expects to utilize the authorized $15.0 billion, multi-year common equity repurchase program, of which up to $8.0 billion is approved by the Federal Reserve for 2011, to, at a minimum, repurchase the same amount of shares that it issues for employee stock-based incentive awards. Beyond this, the Firm intends to repurchase its common equity only when the Firm is generating capital in excess of that which is needed to fund its organic growth and when, in management’s judgment, such repurchases provide excellent value to the Firm’s existing shareholders. Management and the Board will continue to assess and make decisions regarding alternatives for deploying capital, as appropriate, over the course of the year. Any planned future dividend increases over the current level, or planned use of the repurchase program over the repurchases approved for 2011, will be reviewed by the Firm with its banking regulators before taking action.

Regulatory developments
JPMorgan Chase is subject to regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various other jurisdictions outside the U.S. in which the Firm does business. The Firm is currently experiencing a period of unprecedented change in regulation and such changes could have a significant impact on how the Firm conducts business. The Firm continues to work diligently in assessing and understanding the implications of the regulatory changes it is facing, and is devoting substantial resources to implementing all the new rules and regulations while meeting the needs and expectations of its clients. While the Firm has made a preliminary assessment of the likely impact of certain of the anticipated changes, as more fully described below, the Firm cannot, given the current status of the regulatory developments, quantify the possible effects on its business and operations of all of the significant changes that are underway. See Risk Factors on pages 192–193 of this Form 10-Q for additional information.
In February 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC issued a final rule changing its methodology for calculating the deposit insurance assessment rate for large banks. The new rule changes the assessment base from insured deposits to average consolidated total assets less average tangible equity, and changes the assessment rate calculation. These changes became effective on April 1, 2011, and, based on the Firm’s understanding of the final rule, are expected to result in an aggregate annualized increase of approximately $500 million in the assessments that the Firm’s bank subsidiaries pay to the FDIC.
In June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) adopted rules implementing the Durbin Amendment provisions of the Dodd-Frank Act, which limits the amount the Firm may charge for each debit card transaction it processes. Based on the Firm’s current understanding of the final rules, which become effective on October 1, 2011, it is anticipated that such rules will result, absent mitigation, in a decline in aggregate annualized gross revenue for Retail Banking of approximately $1.0 billion, beginning in the fourth quarter of 2011. The Firm is considering various actions it may take to mitigate some of the anticipated decline in revenue over time, though any mitigating actions are not expected to wholly offset the loss of revenue. Accordingly, the final effect of this regulation cannot be determined at this time.
The Firm will also be affected by the requirements of Section 619 of the Dodd-Frank Act, and specifically the provisions prohibiting proprietary trading and restricting the activities involving private equity and hedge funds (the “Volcker Rule”). However, the revenue and net earnings generated by the Firm’s proprietary trading activities represent a de minimis portion of the revenue and net earnings of the IB line of business and of the Firm overall. The Firm ceased some proprietary trading activities during 2010, and is planning to cease its remaining proprietary trading activities within the timeframe mandated by the Volcker Rule. In addition, the application of the Volcker Rule to the Firm’s private equity and hedge fund activities in its AM and IB lines of business, as well as in the Corporate/Private Equity sector, is not expected to have a significant effect on the revenue or net earnings of the Firm or those lines of business. The Firm expects that certain private equity and hedge fund activities or investments expected to be within the scope of the Volcker Rule will be redeemed or liquidated within the timeframe mandated by the Volcker Rule and the Firm is currently assessing alternative means by which either to exit any remaining activities and investments or conform them to the requirements of the Volcker Rule within the timeframe mandated.
While regulators have not yet proposed many of the rules to implement the Volcker Rule, in order to begin planning for its implementation, the Firm has attempted to identify the activities it expects to be affected by the Volcker Rule. In this regard, the Firm defines “proprietary trading” as the trading of securities, derivatives, or futures (or options on any of the foregoing) that is predominantly used to realize gains from short-term movements in prices for the Firm’s own account. The Firm’s proprietary trading activities are typically conducted separately from other business activities and segregated organizationally and physically from client market-making and other client-driven businesses as well as from risk management activities. The Firm’s definition of proprietary trading does not include client market-making, long term investment activities or risk management activities. However, until the remainder of the implementing rules are adopted, the Firm will not know the extent to which the Volcker Rule will affect its ability to engage in these activities.
In June 2011, the Basel Committee and the Financial Stability Board (“FSB”) announced that certain global systemically important banks (“GSIBs”) would be required to maintain additional capital, above the Basel III Tier 1 common equity minimum, in amounts ranging from 1% to 2.5%, depending upon the bank’s systemic importance. Furthermore, in order to provide a disincentive for banks facing the highest required level of Tier 1 common equity to “increase materially their global systemic importance in the future,” an additional 1% charge could be applied. JPMorgan Chase estimates that its Basel III Tier 1 common ratio was approximately 7.6% at the end of the second quarter of 2011. This level is well in excess of that which is required today under existing rules and is greater than the level the Firm expects will be required under the proposed rules for up to five years, including the additional buffer for GSIBs. The Firm expects that its strong capital position and significant earnings power will allow it to actively grow its business and rapidly meet any proposed Basel III requirements as they are phased in. The Firm intends to keep its capital ratios approximately at current levels, subject to regulatory approval, as management does not see a need to manage to higher ratios ahead of time.

CONSOLIDATED RESULTS OF OPERATIONS
The following section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2011 and 2010. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 92–95 of this Form 10-Q and pages 149–154 of JPMorgan Chase’s 2010 Annual Report.

Revenue	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	Change	2011	2010	Change
Investment banking fees	$1,933	$1,421	36%	$3,726	$2,882	29%
Principal transactions	3,140	2,090	50	7,885	6,638	19
Lending- and deposit-related fees	1,649	1,586	4	3,195	3,232	(1)
Asset management, administration and commissions	3,703	3,349	11	7,309	6,614	11
Securities gains	837	1,000	(16)	939	1,610	(42)
Mortgage fees and related income	1,103	888	24	616	1,546	(60)
Credit card income	1,696	1,495	13	3,133	2,856	10
Other income	882	585	51	1,456	997	46
Noninterest revenue	14,943	12,414	20	28,259	26,375	7
Net interest income	11,836	12,687	(7)	23,741	26,397	(10)
Total net revenue	$26,779	$25,101	7%	$52,000	$52,772	(1)%

Total net revenue for the second quarter of 2011 was $26.8 billion, an increase of $1.7 billion, or 7%, from the second quarter of 2010. Revenue growth was driven by higher levels of principal transactions revenue, investment banking fees, and asset management, administration and commissions revenue, largely offset by lower net interest income. For the first six months of 2011, total net revenue was $52.0 billion, a modest decline compared with the first six months of 2010, as lower net interest income, mortgage fees and related income, and securities gains more than offset revenue growth from higher levels of principal transactions revenue, investment banking fees, and asset management, administration and commissions revenue.
Investment banking fees increased compared with both the second quarter and first six months of 2010 and were a record for the first six months of 2011. Debt underwriting fees were also a record for the first six months of 2011. Advisory fees, debt underwriting fees and equity underwriting fees were higher in both periods of comparison, as industry-wide M&A and capital-raising volumes increased from their 2010 levels. For additional information on investment banking fees, which are primarily recorded in IB, see IB segment results on pages 19–22 of this Form 10-Q.
Principal transactions revenue increased compared with the second quarter and first six months of 2010, primarily driven by gains on sales and net increases in investment valuations in Corporate/Private Equity, as a result of continued improvement in market conditions related to certain portfolio investments. Trading revenue increased in the second quarter of 2011 compared with the second quarter of 2010 but decreased in the first half of 2011 compared with the first half of 2010. Client revenue in IB remained solid in both periods of comparison, reflecting the strength and depth of the client franchise. For additional information on principal transactions revenue, see IB and Corporate/Private Equity segment results on pages 19–22 and 46–47, respectively, and Note 6 on pages 124–125 of this Form 10-Q.
Lending- and deposit-related fees increased in the second quarter of 2011 compared with the prior year. The increase was primarily driven by the introduction of a new checking account product offering in RFS, and the conversion of some existing checking accounts into the new product offering; partially offset by the impact of nonsufficient fund/overdraft (“NSF/OD”) regulatory and policy changes. For the first six months of 2011, lending- and deposit-related fees declined slightly compared with the prior year, reflecting lower deposit-related fees in RFS associated, in part, with the impact of the aforementioned regulatory and policy changes. These declines were partially offset by higher lending-related fees in IB. For additional information on lending- and deposit-related fees, which are mostly recorded in RFS, CB, TSS and IB, see RFS on pages 23–32, CB on pages 36–38, TSS on pages 39–41 and IB segment results on pages 19–22 of this Form 10-Q.
Asset management, administration and commissions revenue increased from the second quarter and first six months of 2010. The increases reflected higher asset management fees in AM, driven by the effect of higher market levels and net inflows to longer-term products with higher margins. To a lesser extent, higher administration fees in TSS, reflecting the effect of higher market levels and net inflows of assets under custody, also contributed to the increases in revenue. For additional information on these fees and commissions, see the segment discussions for AM on pages 42–45 and TSS on pages 39–41 of this Form 10-Q.
Securities gains decreased from the second quarter and first six months of 2010, resulting primarily from the repositioning of the portfolio in response to changes in the interest rate environment and rebalancing exposures. For additional information on securities gains, which are mostly recorded in the Firm's Corporate segment, see the Corporate/Private Equity segment discussion on pages 46–47 of this Form 10-Q.

Mortgage fees and related income increased compared with the second quarter of 2010, driven by an increase in production revenue, reflecting wider margins and lower levels of repurchase losses; this increase was largely offset by a decrease in net mortgage servicing revenue due to lower MSR risk management revenue. Mortgage fees and related income decreased compared with the first six months of 2010; the decrease was driven by a $1.1 billion decline in the fair value of the MSR asset that was recognized in the first quarter of 2011 related to a revised cost to service assumption incorporated into the valuation to reflect the estimated impact of higher servicing costs to enhance servicing processes – particularly loan modification and foreclosure procedures, and higher estimated costs to comply with Consent Orders entered into with banking regulators. The decline in the fair value of the MSR asset also resulted from a decrease in interest rates. Partially offsetting the decrease was an increase in production revenue, driven by the impact of higher mortgage origination volumes and wider margins, as well as lower levels of repurchase losses. For additional information on mortgage fees and related income, which is recorded primarily in RFS, see RFS's Mortgage Banking, Auto & Other Consumer Lending discussion on pages 27-29 of this Form 10-Q. For additional information on repurchase losses, see the Mortgage repurchase liability discussion on pages 53-56 and Note 21 on pages 167-171 of this Form 10-Q.
Credit card income increased in both the second quarter and first half of 2011. The increase in the quarter largely reflected higher net interchange income associated with higher customer charge volume on debit and credit cards, as well as lower partner revenue-sharing (a contra-revenue item) due to the impact of the Kohl's portfolio sale. The increase in the first six months of 2011 was driven by higher net interchange income, partially offset by lower revenue from fee-based products. For additional information on credit card income, see the CS and RFS segment results on pages 33–35, and pages 23–32, respectively, of this Form 10-Q.
Other income increased compared with the second quarter and first six months of 2010, driven by valuation adjustments on certain assets and incremental income from recent acquisitions in IB, as well as higher valuations of seed capital investments in AM. Higher auto operating lease income in RFS, resulting from growth in lease volume, also contributed to the increase.
Net interest income decreased in the second quarter and first six months of 2011 compared with the prior year. The declines in both periods were driven by lower yields on securities; lower average loan balances and yields, primarily in CS and RFS, reflecting the expected runoff of credit card balances and residential real estate loans; lower fees on credit card receivables, reflecting the impact of legislative changes; and lower yields on deposits. The decrease was offset partially by lower revenue reversals associated with lower credit card charge-offs, and higher average deposit balances. The Firm's average interest-earning assets were $1.8 trillion in the second quarter of 2011, and the net yield on those assets, on a fully taxable-equivalent (“FTE”) basis, was 2.72%, a decrease of 34 basis points from the second quarter of 2010. For the first six months of 2011, average interest-earning assets were $1.7 trillion, and the net yield on those assets, on an FTE basis, was 2.80%, a decrease of 39 basis points from the first six months of 2010. For further information on the impact of the legislative changes on the Consolidated Statements of Income, see CS discussion on credit card legislation on page 79 of JPMorgan Chase's 2010 Annual Report.

Provision for credit losses	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	Change	2011	2010	Change
Wholesale	$(117)	$(572)	80%	$(503)	$(808)	38%
Consumer, excluding credit card	1,117	1,714	(35)	2,446	5,448	(55)
Credit card	810	2,221	(64)	1,036	5,733	(82)
Total consumer	1,927	3,935	(51)	3,482	11,181	(69)
Total provision for credit losses	$1,810	$3,363	(46)%	$2,979	$10,373	(71)%

The provision for credit losses decreased significantly compared with the second quarter and first six months of 2010. The credit card provision was down from both prior-year periods, driven primarily by improved delinquency trends and a reduction in the allowance for loan losses as a result of lower estimated losses. The consumer, excluding credit card, provision was also down from both prior-year periods, reflecting improving delinquency and charge-off trends in 2011 across most portfolios and the absence of additions to the allowance for loan losses. The wholesale provision reflected a lower benefit for both the second quarter and first six months of 2011 compared with the prior-year periods. For a more detailed discussion of the loan portfolio and the allowance for credit losses, see the segment discussions for RFS on pages 23–32, CS on pages 33–35, IB on pages 19–22 and CB on pages 36–38, and the Allowance for credit losses section on pages 86–88 of this Form 10-Q.

Noninterest expense	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	Change	2011	2010	Change
Compensation expense(a)	$7,569	$7,616	(1)%	$15,832	$14,892	6%
Noncompensation expense:
Occupancy	935	883	6	1,913	1,752	9
Technology, communications and equipment	1,217	1,165	4	2,417	2,302	5
Professional and outside services	1,866	1,685	11	3,601	3,260	10
Marketing	744	628	18	1,403	1,211	16
Other (b)(c)	4,299	2,419	78	7,242	6,860	6
Amortization of intangibles	212	235	(10)	429	478	(10)
Total noncompensation expense	9,273	7,015	32	17,005	15,863	7
Total noninterest expense	$16,842	$14,631	15%	$32,837	$30,755	7%

(a)
The three and six months ended June 30, 2010, included a payroll tax expense related to the United Kingdom (“U.K.”) Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees.

(b)
Included litigation expense of $1.9 billion and $3.0 billion for the three and six months ended June 30, 2011, respectively, compared with $792 million and $3.7 billion for the three and six months ended June 30, 2010, respectively.

(c)
Included foreclosed property expense of $174 million and $384 million for the three and six months ended June 30, 2011, respectively, compared with $244 million and $547 million for the three and six months ended June 30, 2010, respectively.

Total noninterest expense for the second quarter of 2011 was $16.8 billion, an increase of $2.2 billion, or 15%, compared with the second quarter of 2010. Total noninterest expense for the first six months of 2011 was $32.8 billion, up by $2.1 billion, or 7%, compared with the first six months of 2010. The increases in both periods of comparison were due to higher noncompensation expense, which included elevated levels of litigation expense related to mortgage-related matters and an increase in other expense for foreclosure-related matters. Higher compensation expense also contributed to the increase in noninterest expense for the first half of 2011.
Compensation expense decreased slightly from the second quarter of 2010, as the prior-year results included the impact of the U.K. Bank Payroll Tax in IB. Compensation expense increased from the first six months of 2010, due to higher salary and benefits expense in IB, as well as additions to the sales force and employees engaged in default-related matters associated with the serviced portfolio in RFS, and front office staff in AM; these increases were partially offset by the aforementioned payroll tax in IB in 2010.
The increase in noncompensation expense in the second quarter of 2011 was due to higher litigation expense, which included an addition of $1.3 billion to litigation reserves in Corporate predominantly for mortgage-related matters; and a $1.0 billion expense for estimated litigation and other costs of foreclosure-related matters in RFS. Noncompensation expense for the first six months of 2011 was also affected by these items, together with an additional $650 million expense for estimated litigation and other costs of foreclosure-related matters in RFS in the first quarter of 2011. Litigation expense in the first half of 2011 decreased from the prior year, as the aforementioned charges for mortgage-related matters were lower than those incurred in 2010. For a further discussion of litigation expense, see the Litigation reserve discussion in Note 23 on pages 172–179 of this Form 10-Q.
In addition to the items mentioned above, the following items in noncompensation expense were higher in the second quarter and first six months of 2011: professional services expense, due to Consent Orders and foreclosure-related matters in RFS and continued investments in new product platforms in the businesses; marketing expense in CS; and all other expense, reflecting higher FDIC assessments in 2011 and additional operating expense related to business activities in IB. For a discussion of amortization of intangibles, refer to the Balance Sheet Analysis on pages 49–51, and Note 16 on pages 159–163 of this Form 10-Q.

Income tax expense	Three months ended June 30,		Six months ended June 30,
(in millions, except rate)	2011	2010	2011	2010
Income before income tax expense	$8,127	$7,107	$16,184	$11,644
Income tax expense	2,696	2,312	5,198	3,523
Effective tax rate	33.2%	32.5%	32.1%	30.3%

The increase in the effective tax rate during the three and six months ended June 30, 2011, compared with the prior-year periods was primarily the result of higher reported pretax income and changes in the mix of income subject to U.S. federal, state and local taxes, as well as lower tax benefits recognized upon the resolution of tax audits. These factors were partially offset by deferred tax benefits associated with state and local income taxes. For additional information on income taxes, see Critical Accounting Estimates Used by the Firm on pages 92–95 of this Form 10-Q.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its consolidated financial statements using accounting principles generally accepted in the U.S. (“U.S. GAAP”); these financial statements appear on pages 98–101 of this Form 10-Q. That presentation, which is referred to as “reported" basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
Tangible common equity (“TCE”), a non-GAAP financial measure, represents common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE, a non-GAAP financial ratio, measures the Firm’s earnings as a percentage of TCE. In management’s view, these measures are meaningful to the Firm, as well as analysts and investors, in assessing the Firm's use of equity and in facilitating comparisons with competitors.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30, 2011
(in millions, except per share and ratios)	Reported Results	Fully tax-equivalent adjustments	Managed basis
Revenue
Investment banking fees	$1,933	$—	$1,933
Principal transactions	3,140	—	3,140
Lending- and deposit-related fees	1,649	—	1,649
Asset management, administration and commissions	3,703	—	3,703
Securities gains	837	—	837
Mortgage fees and related income	1,103	—	1,103
Credit card income	1,696	—	1,696
Other income	882	510	1,392
Noninterest revenue	14,943	510	15,453
Net interest income	11,836	121	11,957
Total net revenue	26,779	631	27,410
Noninterest expense	16,842	—	16,842
Pre-provision profit	9,937	631	10,568
Provision for credit losses	1,810	—	1,810
Income before income tax expense	8,127	631	8,758
Income tax expense	2,696	631	3,327
Net income	$5,431	$—	$5,431
Diluted earnings per share	$1.27	$—	$1.27
Return on assets	0.99%	NM	0.99%
Overhead ratio	63	NM	61

	Three months ended June 30, 2010
(in millions, except per share and ratios)	Reported Results	Fully tax-equivalent adjustments	Managed basis
Revenue
Investment banking fees	$1,421	$—	$1,421
Principal transactions	2,090	—	2,090
Lending- and deposit-related fees	1,586	—	1,586
Asset management, administration and commissions	3,349	—	3,349
Securities gains	1,000	—	1,000
Mortgage fees and related income	888	—	888
Credit card income	1,495	—	1,495
Other income	585	416	1,001
Noninterest revenue	12,414	416	12,830
Net interest income	12,687	96	12,783
Total net revenue	25,101	512	25,613
Noninterest expense	14,631	—	14,631
Pre-provision profit	10,470	512	10,982
Provision for credit losses	3,363	—	3,363
Income before income tax expense	7,107	512	7,619
Income tax expense	2,312	512	2,824
Net income	$4,795	$—	$4,795
Diluted earnings per share	$1.09	$—	$1.09
Return on assets	0.94%	NM	0.94%
Overhead ratio	58	NM	57

	Six months ended June 30, 2011
(in millions, except per share and ratios)	Reported Results	Fully tax-equivalent adjustments	Managed basis
Revenue
Investment banking fees	$3,726	$—	$3,726
Principal transactions	7,885	—	7,885
Lending- and deposit-related fees	3,195	—	3,195
Asset management, administration and commissions	7,309	—	7,309
Securities gains	939	—	939
Mortgage fees and related income	616	—	616
Credit card income	3,133	—	3,133
Other income	1,456	961	2,417
Noninterest revenue	28,259	961	29,220
Net interest income	23,741	240	23,981
Total net revenue	52,000	1,201	53,201
Noninterest expense	32,837	—	32,837
Pre-provision profit	19,163	1,201	20,364
Provision for credit losses	2,979	—	2,979
Income before income tax expense	16,184	1,201	17,385
Income tax expense	5,198	1,201	6,399
Net income	$10,986	$—	$10,986
Diluted earnings per share	$2.55	$—	$2.55
Return on assets	1.03%	NM	1.03%
Overhead ratio	63	NM	62

	Six months ended June 30, 2010
(in millions, except per share and ratios)	Reported Results	Fully tax-equivalent adjustments	Managed basis
Revenue
Investment banking fees	$2,882	$—	$2,882
Principal transactions	6,638	—	6,638
Lending- and deposit-related fees	3,232	—	3,232
Asset management, administration and commissions	6,614	—	6,614
Securities gains	1,610	—	1,610
Mortgage fees and related income	1,546	—	1,546
Credit card income	2,856	—	2,856
Other income	997	827	1,824
Noninterest revenue	26,375	827	27,202
Net interest income	26,397	186	26,583
Total net revenue	52,772	1,013	53,785
Noninterest expense	30,755	—	30,755
Pre-provision profit	22,017	1,013	23,030
Provision for credit losses	10,373	—	10,373
Income before income tax expense	11,644	1,013	12,657
Income tax expense	3,523	1,013	4,536
Net income	$8,121	$—	$8,121
Diluted earnings per share	$1.83	$—	$1.83
Return on assets	0.80%	NM	0.80%
Overhead ratio	58	NM	57

Average tangible common equity
	Three months ended		Six months ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Common stockholders’ equity	$174,077	$159,069	$171,759	$157,590
Less: Goodwill	48,834	48,348	48,840	48,445
Less: Certain identifiable intangible assets	3,738	4,265	3,833	4,285
Add: Deferred tax liabilities(a)	2,618	2,564	2,607	2,553
Tangible common equity	$124,123	$109,020	$121,693	$107,413

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Other financial measures
The Firm also discloses the allowance for loan losses to total retained loans, excluding home lending PCI loans. For a further discussion of this credit metric, see Allowance for credit losses on pages 86–88 of this Form 10-Q.

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
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. For a further discussion of those methodologies, see Business Segment Results – Description of business segment reporting methodology on pages 67–68 of JPMorgan Chase’s 2010 Annual Report. The Firm continues to assess the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Business segment capital allocation changes
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, economic risk measures and regulatory capital requirements. The amount of capital assigned to each business is referred to as equity. Effective January 1, 2011, capital allocated to CS was reduced and that of TSS was increased. For further information about these capital changes, see Line of business equity on pages 60–61 of this Form 10-Q.
Segment Results – Managed Basis(a)
The following table summarizes the business segment results for the periods indicated.

Three months ended June 30,	Total net revenue			Noninterest expense			Pre-provision profit
(in millions, except ratios)	2011	2010	Change	2011	2010	Change	2011	2010	Change
Investment Bank(b)	$7,314	$6,332	16%	$4,332	$4,522	(4)%	$2,982	$1,810	65%
Retail Financial Services	7,976	7,809	2	5,637	4,281	32	2,339	3,528	(34)
Card Services	3,927	4,217	(7)	1,622	1,436	13	2,305	2,781	(17)
Commercial Banking	1,627	1,486	9	563	542	4	1,064	944	13
Treasury & Securities Services	1,932	1,881	3	1,453	1,399	4	479	482	(1)
Asset Management	2,537	2,068	23	1,794	1,405	28	743	663	12
Corporate/Private Equity(b)	2,097	1,820	15	1,441	1,046	38	656	774	(15)
Total	$27,410	$25,613	7%	$16,842	$14,631	15%	$10,568	$10,982	(4)%

Three months ended June 30,	Provision for credit losses			Net income			Return on equity
(in millions, except ratios)	2011	2010	Change	2011	2010	Change	2011	2010
Investment Bank(b)	$(183)	$(325)	44%	$2,057	$1,381	49%	21%	14%
Retail Financial Services	1,128	1,715	(34)	582	1,042	(44)	8	15
Card Services	810	2,221	(64)	911	343	166	28	9
Commercial Banking	54	(235)	NM	607	693	(12)	30	35
Treasury & Securities Services	(2)	(16)	88	333	292	14	19	18
Asset Management	12	5	140	439	391	12	27	24
Corporate/Private Equity(b)	(9)	(2)	(350)	502	653	(23)	NM	NM
Total	$1,810	$3,363	(46)%	$5,431	$4,795	13%	12%	12%

Six months ended June 30,	Total net revenue			Noninterest expense			Pre-provision profit
(in millions, except ratios)	2011	2010	Change	2011	2010	Change	2011	2010	Change
Investment Bank(b)	$15,547	$14,651	6%	$9,348	$9,360	—%	$6,199	$5,291	17%
Retail Financial Services	14,251	15,585	(9)	10,899	8,523	28	3,352	7,062	(53)
Card Services	7,909	8,664	(9)	3,177	2,838	12	4,732	5,826	(19)
Commercial Banking	3,143	2,902	8	1,126	1,081	4	2,017	1,821	11
Treasury & Securities Services	3,772	3,637	4	2,830	2,724	4	942	913	3
Asset Management	4,943	4,199	18	3,454	2,847	21	1,489	1,352	10
Corporate/Private Equity(b)	3,636	4,147	(12)	2,003	3,382	(41)	1,633	765	113
Total	$53,201	$53,785	(1)%	$32,837	$30,755	7%	$20,364	$23,030	(12)%

Six months ended June 30,	Provision for credit losses			Net income			Return on equity
(in millions, except ratios)	2011	2010	Change	2011	2010	Change	2011	2010
Investment Bank(b)	$(612)	$(787)	22%	$4,427	$3,852	15%	22%	19%
Retail Financial Services	2,454	5,448	(55)	374	911	(59)	3	7
Card Services	1,036	5,733	(82)	2,254	40	NM	35	1
Commercial Banking	101	(21)	NM	1,153	1,083	6	29	27
Treasury & Securities Services	2	(55)	NM	649	571	14	19	18
Asset Management	17	40	(58)	905	783	16	28	24
Corporate/Private Equity(b)	(19)	15	NM	1,224	881	39	NM	NM
Total	$2,979	$10,373	(71)%	$10,986	$8,121	35%	13%	10%

(a)	Represents reported results on a tax-equivalent basis.

(b)
Corporate/Private Equity includes an adjustment to offset IB’s inclusion of a credit allocation income/(expense) to TSS in total net revenue; TSS reports the credit allocation as a separate line on its income statement (not within total net revenue).

INVESTMENT BANK
For a discussion of the business profile of IB, see pages 69–71 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 4 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Revenue
Investment banking fees	$1,922	$1,405	37%	$3,701	$2,851	30%
Principal transactions	2,309	2,105	10	5,707	6,036	(5)
Lending- and deposit-related fees	218	203	7	432	405	7
Asset management, administration and commissions	548	633	(13)	1,167	1,196	(2)
All other income(a)	236	86	174	402	135	198
Noninterest revenue	5,233	4,432	18	11,409	10,623	7
Net interest income	2,081	1,900	10	4,138	4,028	3
Total net revenue(b)	7,314	6,332	16	15,547	14,651	6

Provision for credit losses	(183)	(325)	44	(612)	(787)	22

Noninterest expense
Compensation expense	2,564	2,923	(12)	5,858	5,851	—
Noncompensation expense	1,768	1,599	11	3,490	3,509	(1)
Total noninterest expense	4,332	4,522	(4)	9,348	9,360	—
Income before income tax expense	3,165	2,135	48	6,811	6,078	12
Income tax expense	1,108	754	47	2,384	2,226	7
Net income	$2,057	$1,381	49	$4,427	$3,852	15
Financial ratios
Return on common equity	21%	14%		22%	19%
Return on assets	0.98	0.78		1.08	1.12
Overhead ratio	59	71		60	64
Compensation expense as a percentage of total net revenue(c)	35	46		38	40
Revenue by business
Investment banking fees:
Advisory	$601	$355	69	$1,030	$660	56
Equity underwriting	455	354	29	834	767	9
Debt underwriting	866	696	24	1,837	1,424	29
Total investment banking fees	1,922	1,405	37	3,701	2,851	30
Fixed income markets(d)	4,280	3,563	20	9,518	9,027	5
Equity markets(e)	1,223	1,038	18	2,629	2,500	5
Credit portfolio(a)(f)	(111)	326	NM	(301)	273	NM
Total net revenue	$7,314	$6,332	16	$15,547	$14,651	6

(a)
IB manages traditional credit exposures related to Global Corporate Bank (“GCB”) on behalf of IB and TSS. Effective January 1, 2011, IB and TSS share the economics related to the Firm’s GCB clients. IB recognizes this sharing agreement within all other income. The prior-year period reflected the reimbursement from TSS for a portion of the total costs of managing the credit portfolio on behalf of TSS.

(b)
Total net revenue included tax-equivalent adjustments, predominantly due to income tax credits related to affordable housing and alternative energy investments as well as tax-exempt income from municipal bond investments of $493 million and $401 million for the three months ended June 30, 2011 and 2010, and $931 million and $804 million for the six months ended June 30, 2011 and 2010, respectively.

(c)
The compensation expense as a percentage of total net revenue ratio for the second quarter of 2010 and year-to-date of 2010 excluding the payroll tax expense related to the U.K. Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees, which is a non-GAAP financial measure, was 37% and 36%, respectively. IB excludes this tax from the ratio because it enables comparability between periods.

(d)	Fixed income markets primarily include revenue related to market-making across global fixed income markets, including foreign exchange, interest rate, credit and commodities markets.

(e)	Equities markets primarily include revenue related to market-making across global equity products, including cash instruments, derivatives, convertibles and Prime Services.

(f)
Credit portfolio revenue includes net interest income, fees and loan sale activity, as well as gains or losses on securities received as part of a loan restructuring, for IB’s credit portfolio. Credit portfolio revenue also includes the results of risk management related to the Firm's lending and derivative activities. See pages 67–88 of the Credit Risk Management section of this Form 10-Q for further discussion.

Quarterly results
Net income was $2.1 billion, up 49% from the prior year, reflecting higher net revenue and lower noninterest expense, partially offset by a lower benefit from the provision for credit losses.
Net revenue was $7.3 billion, compared with $6.3 billion in the prior year. Investment banking fees were up 37% to $1.9 billion, consisting of debt underwriting fees of $866 million (up 24%), equity underwriting fees of $455 million (up 29%), and advisory fees of $601 million (up 69%). Fixed Income and Equity Markets revenue was $5.5 billion, compared with $4.6 billion in the prior year, reflecting solid client revenue. Credit Portfolio revenue was a loss of $111 million, primarily reflecting the negative net impact of credit-related valuation adjustments, largely offset by net interest income and fees on retained loans.
The provision for credit losses was a benefit of $183 million, compared with a benefit of $325 million in the prior year. The current-quarter benefit primarily reflected a reduction in the allowance for loan losses, largely due to net repayments. The ratio of the allowance for loan losses to end-of-period loans retained was 2.10%, compared with 3.98% in the prior year, driven by the improved quality of the loan portfolio. Net charge-offs were $7 million, compared with net charge-offs of $28 million in the prior year.
Noninterest expense was $4.3 billion, down 4% from the prior year. The decrease was driven by lower compensation expense. The prior-year results included the impact of the U.K. Bank Payroll Tax.
Return on equity was 21% on $40.0 billion of average allocated capital.
Year-to-date results
Net income was $4.4 billion, up 15% from the prior year, primarily reflecting higher net revenue, partially offset by a lower benefit from the provision for credit losses.
Net revenue was $15.5 billion, compared with $14.7 billion in the prior year. Investment banking fees were a record, up 30% to $3.7 billion, consisting of record debt underwriting fees of $1.8 billion (up 29%), advisory fees of $1.0 billion (up 56%), and equity underwriting fees of $834 million (up 9%). Fixed Income and Equity Markets revenue was $12.1 billion, compared with $11.5 billion in the prior year, reflecting solid client revenue. Credit Portfolio revenue was a loss of $301 million, primarily reflecting the negative net impact of credit-related valuation adjustments, largely offset by net interest income and fees on retained loans.
The provision for credit losses was a benefit of $612 million, compared with a benefit of $787 million in the prior year. The current-year benefit primarily reflected a reduction in the allowance for loan losses, largely as a result of net repayments and loan sales. Net charge-offs were $130 million, compared with net charge-offs of $725 million in the prior year.
Noninterest expense was $9.3 billion, approximately flat from the prior year. Compensation expense was flat to the prior year, as higher salaries & benefits and performance-based compensation expense was predominantly offset by the absence of the U.K. Bank Payroll Tax in the current period. Noncompensation expense was also approximately flat to the prior year.
Return on equity was 22% on $40.0 billion of average allocated capital.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2011	2010	Change	2011	2010	Change
Selected balance sheet data (period-end)
Loans:
Loans retained(a)	$56,107	$54,049	4%	$56,107	$54,049	4%
Loans held-for-sale and loans at fair value	3,466	3,221	8	3,466	3,221	8
Total loans	59,573	57,270	4	59,573	57,270	4
Equity	40,000	40,000	—	40,000	40,000	—
Selected balance sheet data (average)
Total assets	$841,355	$710,005	18	$828,662	$693,157	20
Trading assets-debt and equity instruments	374,694	296,031	27	371,841	290,091	28
Trading assets-derivative receivables	69,346	65,847	5	68,409	65,998	4
Loans:
Loans retained(a)	54,590	53,351	2	53,983	55,912	(3)
Loans held-for-sale and loans at fair value	4,154	3,530	18	3,995	3,341	20
Total loans	58,744	56,881	3	57,978	59,253	(2)
Adjusted assets(b)	628,475	527,520	19	619,805	517,135	20
Equity	40,000	40,000	—	40,000	40,000	—

Headcount	27,716	26,279	5	27,716	26,279	5

Credit data and quality statistics
Net charge-offs	$7	$28	(75)	$130	$725	(82)
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)(c)	1,494	1,926	(22)	1,494	1,926	(22)
Nonaccrual loans held-for-sale and loans at fair value	193	334	(42)	193	334	(42)
Total nonperforming loans	1,687	2,260	(25)	1,687	2,260	(25)
Derivative receivables	18	315	(94)	18	315	(94)
Assets acquired in loan satisfactions	83	151	(45)	83	151	(45)
Total nonperforming assets	1,788	2,726	(34)	1,788	2,726	(34)
Allowance for credit losses:
Allowance for loan losses	1,178	2,149	(45)	1,178	2,149	(45)
Allowance for lending-related commitments	383	564	(32)	383	564	(32)
Total allowance for credit losses	1,561	2,713	(42)	1,561	2,713	(42)
Net charge-off rate(a)(d)	0.05%	0.21%		0.49%	2.61%
Allowance for loan losses to period-end loans retained(a)(d)	2.10	3.98		2.10	3.98
Allowance for loan losses to nonaccrual loans retained(a)(c)(d)	79	112		79	112
Nonaccrual loans to period-end loans	2.83	3.95		2.83	3.95
Market risk-average trading and credit portfolio VaR – 95% confidence level
Trading activities:
Fixed income	$45	$64	(30)	$47	$66	(29)
Foreign exchange	9	10	(10)	10	12	(17)
Equities	25	20	25	27	22	23
Commodities and other	16	20	(20)	15	18	(17)
Diversification (e)	(37)	(42)	12	(38)	(46)	17
Total trading VaR(f)	58	72	(19)	61	72	(15)
Credit portfolio VaR(g)	27	27	—	27	23	17
Diversification (e)	(8)	(9)	11	(8)	(9)	11
Total trading and credit portfolio VaR	$77	$90	(14)	$80	$86	(7)

(a)	Loans retained included credit portfolio loans, leveraged leases and other accrual loans, and excluded loans held-for-sale and loans at fair value.

(b)
Adjusted assets, a non-GAAP financial measure, equals total assets minus: (1) securities purchased under resale agreements and securities borrowed less securities sold, not yet purchased; (2) assets of consolidated variable interest entities (“VIEs”); (3) cash and securities segregated and on deposit for regulatory and other purposes; (4) goodwill and intangibles; and (5) securities received as collateral. The amount of adjusted assets is presented to assist the reader in comparing IB’s asset and capital levels to other investment banks in the securities industry. Asset-to-equity leverage ratios are commonly used as one measure to assess a company's capital adequacy. IB believes an adjusted asset amount that excludes the assets discussed above, which were considered to have a low risk profile, provides a more meaningful measure of balance sheet leverage in the securities industry.

(c)	Allowance for loan losses of $377 million and $617 million were held against these nonaccrual loans at June 30, 2011 and 2010, respectively.

(d)	Loans held-for-sale and loans at fair value were excluded when calculating the allowance coverage ratio and net charge-off rate.

(e)
Average value-at-risk (“VaR”) was less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that the risks were not perfectly correlated. The risk of a portfolio of positions is therefore usually less than the sum of the risks of the positions themselves.

(f)
Trading VaR includes substantially all trading activities in IB, including the credit spread sensitivities of certain mortgage products and syndicated lending facilities that the Firm intends to distribute; however, particular risk parameters of certain products are not fully captured, for example, correlation risk. Trading VaR does not include the debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm. See VaR discussion on pages 88-91 and the DVA sensitivity table on page 91 of this Form 10-Q for further details.

(g)
Credit portfolio VaR includes the derivative credit valuation adjustments (“CVA”), hedges of the CVA and mark-to-market (“MTM”) hedges of the retained loan portfolio, which are all reported in principal transactions revenue. This VaR does not include the retained loan portfolio, which is not MTM.

According to Dealogic, for the first six months of 2011, the Firm was ranked #1 in Global Investment Banking fees generated based on revenue, and #1 in Global Syndicated Loans; #1 in Global Debt, Equity and Equity-related; and #2 in Global Announced M&A; #2 in Global Long-Term Debt; and #3 in Global Equity and Equity-related, based on volume.

	Six months ended June 30, 2011		Full-year 2010
Market shares and rankings(a)	Market Share	Rankings	Market Share	Rankings
Global investment banking fees(b)	8.8%	#1	7.6%	#1
Debt, equity and equity-related
Global	6.9	1	7.2	1
U.S.	11.5	1	11.1	1
Syndicated loans
Global	12.4	1	8.5	2
U.S.	22.8	1	19.2	2
Long-term debt(c)
Global	6.8	2	7.2	2
U.S.	11.5	1	10.9	2
Equity and equity-related
Global(d)	7.2	3	7.3	3
U.S.	11.9	2	13.1	2
Announced M&A(e)
Global	20.5	2	16.4	3
U.S.	33.9	1	23.1	3

(a)	Source: Dealogic. Global Investment Banking fees reflects ranking of fees and market share. Remainder of rankings reflects transaction volume rank and market share.

(b)	Global Investment Banking fees exclude money market, short-term debt and shelf deals.

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

International metrics	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	Change	2011	2010	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,478	$1,544	60%	$5,070	$4,419	15%
Asia/Pacific	762	901	(15)	1,884	1,889	—
Latin America/Caribbean	337	248	36	664	558	19
North America	3,737	3,639	3	7,929	7,785	2
Total net revenue	$7,314	$6,332	16	$15,547	$14,651	6
Loans retained (period-end)(b)
Europe/Middle East/Africa	$15,370	$12,959	19	$15,370	$12,959	19
Asia/Pacific	6,211	5,697	9	6,211	5,697	9
Latin America/Caribbean	2,633	1,763	49	2,633	1,763	49
North America	31,893	33,630	(5)	31,893	33,630	(5)
Total loans	$56,107	$54,049	4	$56,107	$54,049	4

(a)	Regional revenues are based primarily on the domicile of the client and/or location of the trading desk.

(b)	Includes retained loans based on the domicile of the customer. Excludes loans held-for-sale and loans at fair value.

RETAIL FINANCIAL SERVICES
For a discussion of the business profile of RFS, see pages 72–78 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 4 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Revenue
Lending- and deposit-related fees	$823	$780	6%	$1,569	$1,621	(3)%
Asset management, administration and commissions	501	433	16	988	885	12
Mortgage fees and related income	1,100	886	24	611	1,541	(60)
Credit card income	572	480	19	1,109	930	19
Other income	409	413	(1)	773	767	1
Noninterest revenue	3,405	2,992	14	5,050	5,744	(12)
Net interest income	4,571	4,817	(5)	9,201	9,841	(7)
Total net revenue(a)	7,976	7,809	2	14,251	15,585	(9)

Provision for credit losses	1,128	1,715	(34)	2,454	5,448	(55)

Noninterest expense
Compensation expense	2,030	1,842	10	4,001	3,612	11
Noncompensation expense	3,547	2,369	50	6,778	4,771	42
Amortization of intangibles	60	70	(14)	120	140	(14)
Total noninterest expense	5,637	4,281	32	10,899	8,523	28
Income before income tax expense	1,211	1,813	(33)	898	1,614	(44)
Income tax expense	629	771	(18)	524	703	(25)
Net income	$582	$1,042	(44)	$374	$911	(59)
Financial ratios
Return on common equity	8%	15%		3%	7%
Overhead ratio	71	55		76	55
Overhead ratio excluding core deposit intangibles(b)	70	54		76	54

(a)
Total net revenue included tax-equivalent adjustments associated with tax-exempt loans to municipalities and other qualified entities of $2 million and $5 million for the three months ended June 30, 2011 and 2010, respectively, and $5 million and $10 million for the six months ended June 30, 2011 and 2010, respectively.

(b)
RFS uses the overhead ratio (excluding the amortization of core deposit intangibles (“CDI”)), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excluded Retail Banking's CDI amortization expense related to prior business combination transactions of $60 million and $69 million for the three months ended June 30, 2011 and 2010, respectively, and $120 million and $139 million for the six months ended June 30, 2011 and 2010, respectively.

Quarterly results
Retail Financial Services reported net income of $582 million, compared with $1.0 billion in the prior year.
Net revenue was $8.0 billion, an increase of $167 million, or 2%, compared with the prior year. Net interest income was $4.6 billion, down by $246 million, or 5%, reflecting the impact of lower loan balances due to portfolio runoff, largely offset by an increase in deposit balances. Noninterest revenue was $3.4 billion, up by $413 million, or 14%, driven by higher mortgage fees and related income, debit card income, deposit-related fees and investment sales revenue.
The provision for credit losses was $1.1 billion, a decrease of $587 million from the prior year. While delinquency trends and net charge-offs have improved compared with the prior year, the current-quarter provision continued to reflect elevated losses in the mortgage and home equity portfolios. See Consumer credit portfolio on page 78 of this Form 10-Q for the net charge-off amounts and rates. To date, no charge-offs have been recorded on PCI loans.
Noninterest expense was $5.6 billion, an increase of $1.4 billion, or 32%, from the prior year driven by elevated foreclosure and default-related costs including $1.0 billion for estimated litigation and other costs of foreclosure-related matters.
Year-to-date results
Retail Financial Services reported net income of $374 million, compared with $911 million in the prior year.
Net revenue was $14.3 billion, a decrease of $1.3 billion, or 9%, compared with the prior year. Net interest income was $9.2 billion, down by $640 million, or 7%, reflecting the impact of lower loan balances due to portfolio runoff and narrower loan spreads. Noninterest revenue was $5.1 billion, down by $694 million, or 12%, driven by lower mortgage fees and related income, partially offset by higher debit card income and investment sales revenue.

The provision for credit losses was $2.5 billion, a decrease of $3.0 billion from the prior year. While delinquency trends and net charge-offs improved compared with the prior year, the current-year provision continued to reflect elevated losses in the mortgage and home equity portfolios. Additionally, the prior year provision included an addition to the allowance for loan losses of $1.2 billion for the purchased credit-impaired portfolio. See Consumer credit portfolio on page 78 of this Form 10-Q for the net charge-off amounts and rates. To date, no charge-offs have been recorded on PCI loans.
Noninterest expense was $10.9 billion, an increase of $2.4 billion, or 28%, from the prior year driven by elevated foreclosure and default-related costs including $1.7 billion for estimated litigation and other costs of foreclosure-related matters.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2011	2010	Change	2011	2010	Change
Selected balance sheet data (period-end)
Assets	$349,182	$375,329	(7)%	$349,182	$375,329	(7)%
Loans:
Loans retained	301,926	330,329	(9)	301,926	330,329	(9)
Loans held-for-sale and loans at fair value(a)	13,558	12,599	8	13,558	12,599	8
Total loans	315,484	342,928	(8)	315,484	342,928	(8)
Deposits	379,376	359,974	5	379,376	359,974	5
Equity	28,000	28,000	—	28,000	28,000	—
Selected balance sheet data (average)
Assets	$352,836	$381,906	(8)	$358,520	$387,854	(8)
Loans:
Loans retained	305,131	335,308	(9)	308,816	339,131	(9)
Loans held-for-sale and loans at fair value(a)	14,613	14,426	1	16,058	15,734	2
Total loans	319,744	349,734	(9)	324,874	354,865	(8)
Deposits	379,848	362,010	5	376,261	359,486	5
Equity	28,000	28,000	—	28,000	28,000	—

Headcount	127,837	116,879	9	127,837	116,879	9

Credit data and quality statistics
Net charge-offs	$1,223	$1,761	(31)	$2,549	$4,199	(39)
Nonaccrual loans:
Nonaccrual loans retained	8,273	10,457	(21)	8,273	10,457	(21)
Nonaccrual loans held-for-sale and loans at fair value	142	176	(19)	142	176	(19)
Total nonaccrual loans(b)(c)(d)	8,415	10,633	(21)	8,415	10,633	(21)
Nonperforming assets(b)(c)(d)	9,406	11,907	(21)	9,406	11,907	(21)
Allowance for loan losses	16,358	16,152	1	16,358	16,152	1
Net charge-off rate(e)	1.61%	2.11%		1.66%	2.50%
Net charge-off rate excluding PCI loans(e)(f)	2.08	2.75		2.16	3.26
Allowance for loan losses to ending loans retained(e)	5.42	4.89		5.42	4.89
Allowance for loan losses to ending loans retained excluding PCI loans(e)(f)	4.90	5.26		4.90	5.26
Allowance for loan losses to nonaccrual loans retained(b)(e)(f)	138	128		138	128
Nonaccrual loans to total loans	2.67	3.10		2.67	3.10
Nonaccrual loans to total loans excluding PCI loans(b)	3.41	4.00		3.41	4.00

(a)
Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. These loans totaled $13.3 billion and $12.2 billion at June 30, 2011 and 2010, respectively. Average balances of these loans totaled $14.5 billion and $12.5 billion for the three months ended June 30, 2011 and 2010, respectively, and $16.0 billion and $13.3 billion for the six months ended June 30, 2011 and 2010, respectively.

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

(d)
At June 30, 2011 and 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.1 billion and $8.9 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.4 billion and $1.4 billion, respectively; and (3) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”), of $558 million and $447 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. For further discussion, see Note 13 on pages 134–148 of this Form 10-Q which summarizes loan delinquency information.

(e)	Loans held-for-sale and loans accounted for at fair value were excluded when calculating the allowance coverage ratio and the net charge-off rate.

(f)
Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management's estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $4.9 billion and $2.8 billion was recorded for these loans at June 30, 2011 and 2010, respectively, which was also excluded from the applicable ratios. To date, no charge-offs have been recorded for these loans.

RETAIL BANKING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Noninterest revenue	$1,887	$1,684	12%	$3,643	$3,386	8%
Net interest income	2,707	2,712	—	5,366	5,347	—
Total net revenue	4,594	4,396	5	9,009	8,733	3

Provision for credit losses	42	168	(75)	161	359	(55)

Noninterest expense	2,705	2,633	3	5,507	5,210	6
Income before income tax expense	1,847	1,595	16	3,341	3,164	6
Net income	$1,102	$914	21	$1,993	$1,812	10
Overhead ratio	59%	60%		61%	60%
Overhead ratio excluding core deposit intangibles(a)	58	58		60	58

(a)
Retail Banking uses the overhead ratio (excluding the amortization of CDI), a non-GAAP financial measure, to evaluate the underlying expense trends of the business. Including CDI amortization expense in the overhead ratio calculation would result in a higher overhead ratio in the earlier years and a lower overhead ratio in later years; this method would therefore result in an improving overhead ratio over time, all things remaining equal. The non-GAAP ratio excluded Retail Banking’s CDI amortization expense related to prior business combination transactions of $60 million and $69 million for the three months ended June 30, 2011 and 2010, respectively, and $120 million and $139 million for the six months ended June 30, 2011 and 2010, respectively.

Quarterly results
Retail Banking reported net income of $1.1 billion, an increase of $188 million, or 21%, compared with the prior year. Net revenue was $4.6 billion, up 5% from the prior year. Net interest income was $2.7 billion, flat to the prior year, as the impact from higher deposit balances was offset predominantly by the effect of lower deposit spreads. Noninterest revenue was $1.9 billion, an increase of 12%, driven by higher debit card revenue, deposit-related fees and investment sales revenue. The provision for credit losses was $42 million, compared with $168 million in the prior year. Net charge-offs were $117 million, compared with $168 million in the prior year. Noninterest expense was $2.7 billion, up 3% from the prior year, due to sales force increases and new branch builds.
Year-to-date results
Retail Banking reported net income of $2.0 billion, an increase of $181 million, or 10%, compared with the prior year. Net revenue was $9.0 billion, up 3% from the prior year. Net interest income was $5.4 billion, flat to the prior year, as the impact from higher deposit balances was offset predominantly by the effect of lower deposit spreads. Noninterest revenue was $3.6 billion, an increase of 8%, driven by higher debit card and investment sales revenue. The provision for credit losses was $161 million, compared with $359 million in the prior year. Net charge-offs were $236 million, compared with $359 million in the prior year. Noninterest expense was $5.5 billion, up 6% from the prior year, resulting from sales force increases and new branch builds.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in billions, except ratios and where otherwise noted)	2011	2010	Change	2011	2010	Change
Business metrics
Business banking origination volume (in millions)	$1,573	$1,222	29%	$2,998	$2,127	41%
End-of-period loans owned	17.1	16.6	3	17.1	16.6	3
End-of-period deposits:
Checking	136.3	123.5	10	136.3	123.5	10
Savings	178.1	161.8	10	178.1	161.8	10
Time and other	41.9	50.5	(17)	41.9	50.5	(17)
Total end-of-period deposits	356.3	335.8	6	356.3	335.8	6
Average loans owned	$17.1	$16.7	2	$17.0	$16.8	1
Average deposits:
Checking	$136.5	$123.6	10	$134.3	$121.7	10
Savings	176.8	162.8	9	174.0	160.7	8
Time and other	43.1	51.4	(16)	44.0	53.5	(18)
Total average deposits	356.4	337.8	6	352.3	335.9	5
Deposit margin	2.87%	3.05%		2.89%	3.03%
Average assets	$28.3	$28.4	—	$28.5	$28.7	(1)
Credit data and quality statistics (in millions, except ratios)
Net charge-offs	$117	$168	(30)	$236	$359	(34)
Net charge-off rate	2.74%	4.04%		2.80%	4.31%
Nonperforming assets	$784	$920	(15)	$784	$920	(15)
Retail branch business metrics
Investment sales volume (in millions)	$6,334	$5,756	10	$12,918	$11,712	10
Number of:
Branches	5,340	5,159	4	5,340	5,159	4
ATMs	16,443	15,654	5	16,443	15,654	5
Personal bankers	23,308	20,170	16	23,308	20,170	16
Sales specialists	7,630	6,785	12	7,630	6,785	12
Active online customers (in thousands)	18,085	16,584	9	18,085	16,584	9
Checking accounts (in thousands)	26,266	26,351	—	26,266	26,351	—

MORTGAGE BANKING, AUTO & OTHER CONSUMER LENDING

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratio)	2011	2010	Change	2011	2010	Change
Noninterest revenue	$1,498	$1,256	19%	$1,379	$2,274	(39)%
Net interest income	667	792	(16)	1,482	1,685	(12)
Total net revenue	2,165	2,048	6	2,861	3,959	(28)

Provision for credit losses	132	175	(25)	263	392	(33)

Noninterest expense	2,561	1,243	106	4,666	2,489	87
Income/(loss) before income tax expense/(benefit)	(528)	630	NM	(2,068)	1,078	NM
Net income/(loss)	$(454)	$364	NM	$(1,391)	$621	NM
Overhead ratio	118%	61%		163%	63%
Quarterly results
Mortgage Banking, Auto & Other Consumer Lending reported a net loss of $454 million, compared with net income of $364 million in the prior year.
Net revenue was $2.2 billion, an increase of $117 million, or 6%, from the prior year. Mortgage Banking net revenue was $1.3 billion, compared with net revenue of $1.2 billion in the prior year. Auto & Other Consumer Lending net revenue was $835 million, down by $15 million.
Mortgage Banking net revenue in the second quarter of 2011 included $1.1 billion for mortgage fees and related income, $124 million of net interest income and $106 million of other noninterest revenue. Mortgage fees and related income comprised $544 million of net production revenue, $533 million of servicing operating revenue and $23 million of MSR risk management revenue. Production revenue, excluding repurchase losses, was $767 million, an increase of $91 million, reflecting wider margins. Total production revenue was reduced by $223 million of repurchase losses, compared with repurchase losses of $667 million in the prior year. Servicing operating revenue declined 6% from the prior year, due to run-off of the servicing portfolio. MSR risk management revenue declined by $288 million from the prior year.
The provision for credit losses, predominantly related to the student and auto loan portfolios, was $132 million, compared with $175 million in the prior year. Auto loan net charge-offs were $19 million, compared with $58 million in the prior year. Student loan and other net charge-offs were $135 million, compared with $150 million in the prior year.
Noninterest expense was $2.6 billion, up by $1.3 billion from the prior year. The increase was driven by $1.0 billion for estimated litigation and other costs of foreclosure-related matters, as well as an increase in default-related expense for the serviced portfolio.
Year-to-date results
Mortgage Banking, Auto & Other Consumer Lending reported a net loss of $1.4 billion, compared with net income of $621 million in the prior year.
Net revenue was $2.9 billion, a decrease of $1.1 billion, or 28%, from the prior year. Mortgage Banking net revenue was $1.3 billion, compared with net revenue of $2.2 billion in the prior year. Auto & Other Consumer Lending net revenue was $1.6 billion, down by $154 million, predominantly as a result of the discontinuation of tax refund anticipation lending.
Mortgage Banking net revenue in the first half of 2011 included $611 million of mortgage fees and related income, $395 million of net interest income and $210 million of other noninterest revenue. Mortgage fees and related income comprised $803 million of net production revenue, $1.0 billion of servicing operating revenue and a $1.2 billion MSR risk management loss. Production revenue, excluding repurchase losses, was $1.4 billion, an increase of $337 million, reflecting higher mortgage origination volumes and wider margins. Total production revenue was reduced by $643 million of repurchase losses, compared with repurchase losses of $1.1 billion in the prior year. Servicing operating revenue declined 4% from the prior year. MSR risk management revenue declined by $1.7 billion from the prior year, reflecting a $1.1 billion decline in the fair value of the MSR asset that was recognized in the first quarter of 2011 related to a revised cost to service assumption incorporated into the valuation to reflect the estimated impact of higher servicing costs to enhance servicing processes – particularly loan modification and foreclosure procedures, and higher estimated costs to comply with Consent Orders entered into with banking regulators. The decline in the fair value of the MSR asset also resulted from a decrease in interest rates.
The provision for credit losses, predominantly related to the student and auto loan portfolios, was $263 million, compared with $392 million in the prior year. Auto loan net charge-offs were $66 million, compared with $160 million in the prior year. Student loan and other net charge-offs were $215 million, compared with $214 million in the prior year.

Noninterest expense was $4.7 billion, up by $2.2 billion, or 87%, from the prior year, driven by $1.7 billion recorded for estimated litigation and other costs of foreclosure-related matters, as well as an increase in default-related expense for the serviced portfolio.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in billions, except ratios and where otherwise noted)	2011	2010	Change	2011	2010	Change
Business metrics
End-of-period loans owned:
Auto	$46.8	$47.5	(1)%	$46.8	$47.5	(1)%
Prime mortgage, including option ARMs(a)	14.3	13.2	8	14.3	13.2	8
Student and other	14.0	15.1	(7)	14.0	15.1	(7)
Total end-of-period loans owned	75.1	75.8	(1)	75.1	75.8	(1)
Average loans owned:
Auto	$47.0	$47.5	(1)	$47.3	$47.2	—
Prime mortgage, including option ARMs(a)	14.1	13.6	4	14.1	13.0	8
Student and other	14.1	16.7	(16)	14.3	17.6	(19)
Total average loans owned(b)	75.2	77.8	(3)	75.7	77.8	(3)
Credit data and quality statistics (in millions, except ratios)
Net charge-offs/(recoveries):
Auto	$19	$58	(67)	$66	$160	(59)
Prime mortgage, including option ARMs	(2)	13	NM	2	19	(89)
Student and other	135	150	(10)	215	214	—
Total net charge-offs	152	221	(31)	283	393	(28)
Net charge-off/(recovery) rate:
Auto	0.16%	0.49%		0.28%	0.68%
Prime mortgage, including option ARMs	(0.06)	0.39		0.03	0.30
Student and other	3.84	4.04		3.03	2.80
Total net charge-off rate(b)	0.81	1.17		0.75	1.05
30+ day delinquency rate(c)(d)(e)	1.55	1.43		1.55	1.42
Nonperforming assets (in millions)(f)	$893	$1,013	(12)	$893	$1,013	(12)
Origination volume:
Mortgage origination volume by channel
Retail	$20.7	$15.3	35	$41.7	$26.7	56
Wholesale(g)	0.1	0.4	(75)	0.3	0.8	(63)
Correspondent (g)	10.3	14.7	(30)	23.8	30.7	(22)
CNT (negotiated transactions)	2.9	1.8	61	4.4	5.7	(23)
Total mortgage origination volume	34.0	32.2	6	70.2	63.9	10
Student	$—	$0.1	NM	$0.1	$1.7	(94)
Auto	5.4	5.8	(7)	10.2	12.1	(16)
Application volume:
Mortgage application volume by channel
Retail	$33.6	$27.8	21	$64.9	$48.1	35
Wholesale(g)	0.3	0.6	(50)	0.6	1.4	(57)
Correspondent(g)	14.9	23.5	(37)	28.5	41.7	(32)
Total mortgage application volume	$48.8	$51.9	(6)	$94.0	$91.2	3
Average mortgage loans held-for-sale and loans at fair value(h)	$14.6	$12.6	16	$16.1	$13.5	19
Average assets	124.4	123.2	1	126.4	124.0	2
Repurchase reserve (ending)	3.2	2.0	60	3.2	2.0	60
Third-party mortgage loans serviced (ending)	940.8	1,055.2	(11)	940.8	1,055.2	(11)
Third-party mortgage loans serviced (average)	947.0	1,063.7	(11)	952.9	1,070.1	(11)
MSR net carrying value (ending)	12.2	11.8	3	12.2	11.8	3
Ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending)	1.30%	1.12%		1.30%	1.12%
Ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average)	0.43	0.45		0.44	0.43
MSR revenue multiple(i)	3.02x	2.49x		2.95x	2.60x

	Three months ended June 30,			Six months ended June 30,
Supplemental mortgage fees and related income details (in millions)	2011	2010	Change	2011	2010	Change
Net production revenue:
Production revenue	$767	$676	13%	$1,446	$1,109	30%
Repurchase losses	(223)	(667)	67	(643)	(1,099)	41
Net production revenue	544	9	NM	803	10	NM
Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,011	1,186	(15)	2,063	2,293	(10)
Other changes in MSR asset fair value	(478)	(620)	23	(1,041)	(1,225)	15
Total operating revenue	533	566	(6)	1,022	1,068	(4)
Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model(j)	(960)	(3,584)	73	(1,711)	(3,680)	54
Derivative valuation adjustments and other	983	3,895	(75)	497	4,143	(88)
Total risk management	23	311	(93)	(1,214)	463	NM
Total net mortgage servicing revenue	556	877	(37)	(192)	1,531	NM
Mortgage fees and related income	$1,100	$886	24	$611	$1,541	(60)

(a)
Predominantly represents prime loans repurchased from Government National Mortgage Association (“Ginnie Mae”) pools, which are insured by U.S. government agencies. See further discussion of loans repurchased from Ginnie Mae pools in Mortgage repurchase liability on pages 53–56 of this Form 10-Q.

(b)
Total average loans owned included loans held-for-sale of $76 million and $1.9 billion for the three months ended June 30, 2011 and 2010, respectively, and $104 million and $2.4 billion for the six months ended June 30, 2011 and 2010, respectively. These amounts were excluded when calculating the net charge-off rate.

(c)
At June 30, 2011 and 2010, total end-of-period loans owned included loans held-for-sale of $221 million and $434 million, respectively. These amounts were excluded when calculating the 30+ day delinquency rate.

(d)
At June 30, 2011 and 2010, excluded mortgage loans insured by U.S. government agencies of $10.1 billion and $9.8 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(e)
At June 30, 2011 and 2010, excluded loans that are 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $968 million and $988 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(f)
At June 30, 2011 and 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.1 billion and $8.9 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.4 billion and $1.4 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP, of $558 million and $447 million, respectively, that are 90 days or more past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(g)	Includes rural housing loans sourced through brokers and correspondents, which are underwritten under Rural Housing Authority guidelines.

(h)
Loans at fair value consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as trading assets on the Consolidated Balance Sheets. Average balances of these loans totaled $14.5 billion and $12.5 billion for the three months ended June 30, 2011 and 2010, respectively, and $16.0 billion and $13.3 billion for the six months ended June 30, 2011 and 2010, respectively.

(i)
Represents the ratio of MSR net carrying value (ending) to third-party mortgage loans serviced (ending) divided by the ratio of annualized loan servicing revenue to third-party mortgage loans serviced (average).

(j)
Of the total decrease recognized in the six months ended June 30, 2011, $1.1 billion related to a revised cost to service assumption incorporated into the valuation in the first quarter of 2011 to reflect the estimated impact of higher servicing costs to enhance servicing processes, particularly related to loan modification and foreclosure procedures, and higher estimated costs to comply with Consent Orders entered into with banking regulators. The $1.7 billion change due to changes in inputs and assumptions also included a decrease in the fair value of the MSR asset resulting from a decrease in interest rates. Declining interest rates have the effect of decreasing the fair value of the MSR asset and increasing the fair value of the derivatives used for risk management purposes. For additional information on MSRs, see Note 3 and Note 16 on pages 102–114 and 159–163, respectively, of this Form 10-Q.

REAL ESTATE PORTFOLIOS

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Noninterest revenue	$20	$52	(62)%	$28	$84	(67)%
Net interest income	1,197	1,313	(9)	2,353	2,809	(16)
Total net revenue	1,217	1,365	(11)	2,381	2,893	(18)

Provision for credit losses	954	1,372	(30)	2,030	4,697	(57)

Noninterest expense	371	405	(8)	726	824	(12)
Income/(loss) before income tax expense/(benefit)	(108)	(412)	74	(375)	(2,628)	86
Net income/(loss)	$(66)	$(236)	72	$(228)	$(1,522)	85
Overhead ratio	30%	30%		30%	28%

Quarterly results
Real Estate Portfolios reported a net loss of $66 million, compared with a net loss of $236 million in the prior year. The improvement was driven by a lower provision for credit losses, partially offset by lower net revenue.
Net revenue was $1.2 billion, down by $148 million, or 11%, from the prior year. The decrease was driven by a decline in net interest income as a result of lower loan balances due to portfolio runoff, partially offset by wider loan spreads.
The provision for credit losses was $954 million, compared with $1.4 billion in the prior year. The current-quarter provision reflected a $418 million reduction in net charge-offs, driven by a modest improvement in delinquency trends.
Noninterest expense was $371 million, down by $34 million, or 8%, from the prior year, reflecting a decrease in foreclosed asset expense.
Year-to-date results
Real Estate Portfolios reported a net loss of $228 million, compared with a net loss of $1.5 billion in the prior year. The improvement was driven by a lower provision for credit losses, partially offset by lower net revenue.
Net revenue was $2.4 billion, down by $512 million, or 18%, from the prior year. The decrease was driven by a decline in net interest income as a result of lower loan balances due to portfolio runoff and narrower loan spreads.
The provision for credit losses was $2.0 billion, compared with $4.7 billion in the prior year. The current-year provision reflected a $1.4 billion reduction in net charge-offs driven by improved delinquency trends. Also, the prior-year provision included an addition to the allowance for loan losses of $1.2 billion for the Washington Mutual PCI portfolios.
Noninterest expense was $726 million, down by $98 million, or 12%, from the prior year, reflecting a decrease in foreclosed asset expense.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in billions)	2011	2010	Change	2011	2010	Change
Loans excluding PCI(a)
End-of-period loans owned:
Home equity	$82.7	$94.8	(13)%	$82.7	$94.8	(13)%
Prime mortgage, including option ARMs	47.0	53.1	(11)	47.0	53.1	(11)
Subprime mortgage	10.4	12.6	(17)	10.4	12.6	(17)
Other	0.8	1.0	(20)	0.8	1.0	(20)
Total end-of-period loans owned	$140.9	$161.5	(13)	$140.9	$161.5	(13)
Average loans owned:
Home equity	$84.0	$96.3	(13)	$85.5	$97.9	(13)
Prime mortgage, including option ARMs	47.6	54.3	(12)	48.4	55.5	(13)
Subprime mortgage	10.7	13.1	(18)	10.9	13.4	(19)
Other	0.8	1.0	(20)	0.8	1.0	(20)
Total average loans owned	$143.1	$164.7	(13)	$145.6	$167.8	(13)
PCI loans(a)
End-of-period loans owned:
Home equity	$23.5	$25.5	(8)	$23.5	$25.5	(8)
Prime mortgage	16.2	18.5	(12)	16.2	18.5	(12)
Subprime mortgage	5.2	5.6	(7)	5.2	5.6	(7)
Option ARMs	24.1	27.3	(12)	24.1	27.3	(12)
Total end-of-period loans owned	$69.0	$76.9	(10)	$69.0	$76.9	(10)
Average loans owned:
Home equity	$23.7	$25.7	(8)	$23.9	$26.0	(8)
Prime mortgage	16.5	18.8	(12)	16.7	19.1	(13)
Subprime mortgage	5.2	5.8	(10)	5.3	5.8	(9)
Option ARMs	24.4	27.7	(12)	24.8	28.2	(12)
Total average loans owned	$69.8	$78.0	(11)	$70.7	$79.1	(11)
Total Real Estate Portfolios
End-of-period loans owned:
Home equity	$106.2	$120.3	(12)	$106.2	$120.3	(12)
Prime mortgage, including option ARMs	87.3	98.9	(12)	87.3	98.9	(12)
Subprime mortgage	15.6	18.2	(14)	15.6	18.2	(14)
Other	0.8	1.0	(20)	0.8	1.0	(20)
Total end-of-period loans owned	$209.9	$238.4	(12)	$209.9	$238.4	(12)
Average loans owned:
Home equity	$107.7	$122.0	(12)	$109.4	$123.9	(12)
Prime mortgage, including option ARMs	88.5	100.8	(12)	89.9	102.8	(13)
Subprime mortgage	15.9	18.9	(16)	16.2	19.2	(16)
Other	0.8	1.0	(20)	0.8	1.0	(20)
Total average loans owned	$212.9	$242.7	(12)	$216.3	$246.9	(12)
Average assets	$200.1	$230.3	(13)	$203.6	$235.2	(13)
Home equity origination volume	0.3	0.3	—	0.5	0.6	(17)

(a)
PCI loans represent loans acquired in the Washington Mutual transaction for which a deterioration in credit quality occurred between the origination date and JPMorgan Chase's acquisition date. These loans were initially recorded at fair value and accrete interest income over the estimated lives of the loans as long as cash flows are reasonably estimable, even if the underlying loans are contractually past due.

Included within Real Estate Portfolios are PCI loans that the Firm acquired in the Washington Mutual transaction. For PCI loans, the excess of the undiscounted gross cash flows expected to be collected over the carrying value of the loans (the “accretable yield”) is accreted into interest income at a level rate of return over the expected life of the loans.
The net spread between the PCI loans and the related liabilities are expected to be relatively constant over time, except for any basis risk or other residual interest rate risk that remains and for certain changes in the accretable yield percentage (e.g., from extended loan liquidation periods and from prepayments). As of June 30, 2011, the remaining weighted-average life of the PCI loan portfolio is expected to be 6.9 years. For further information, see Note 13, PCI loans, on pages 145–146 of this Form 10-Q. The loan balances are expected to decline more rapidly in the earlier years as the most troubled loans are liquidated, and more slowly thereafter as the remaining troubled borrowers have limited refinancing opportunities. Similarly, default and servicing expense are expected to be higher in the earlier years and decline over time as liquidations slow down.
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

Credit data and quality statistics	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Net charge-offs excluding PCI loans(a):
Home equity	$592	$796	(26)%	$1,312	$1,922	(32)%
Prime mortgage, including options ARMs	198	273	(27)	359	749	(52)
Subprime mortgage	156	282	(45)	342	739	(54)
Other	8	21	(62)	17	37	(54)
Total net charge-offs	$954	$1,372	(30)	$2,030	$3,447	(41)
Net charge-off rate excluding PCI loans(a):
Home equity	2.83%	3.32%		3.09%	3.96%
Prime mortgage, including options ARMs	1.67	2.02		1.50	2.72
Subprime mortgage	5.85	8.63		6.33	11.12
Other	4.01	8.42		4.29	7.46
Total net charge-off rate excluding PCI loans	2.67	3.34		2.81	4.14
Net charge-off rate - reported:
Home equity	2.20%	2.62%		2.42%	3.13%
Prime mortgage, including options ARMs	0.90	1.09		0.81	1.47
Subprime mortgage	3.94	5.98		4.26	7.76
Other	4.01	8.42		4.29	7.46
Total net charge-off rate - reported	1.80	2.27		1.89	2.82
30+ day delinquency rate excluding PCI loans(b)	5.98%	6.88%		5.98%	6.88%
Allowance for loan losses	$14,659	$14,127	4	$14,659	$14,127	4
Nonperforming assets(c)	7,729	9,974	(23)	7,729	9,974	(23)
Allowance for loan losses to ending loans retained	6.98%	5.93%		6.98%	5.93%
Allowance for loan losses to ending loans retained excluding PCI loans(a)	6.90	7.01		6.90	7.01

(a)
Excludes the impact of PCI loans that were acquired as part of the Washington Mutual transaction. These loans were accounted for at fair value on the acquisition date, which incorporated management's estimate, as of that date, of credit losses over the remaining life of the portfolio. An allowance for loan losses of $4.9 billion and $2.8 billion was recorded for these loans at June 30, 2011 and 2010, respectively, which was also excluded from the applicable ratios. To date, no charge-offs have been recorded for these loans.

(b)	At June 30, 2011 and 2010, the delinquency rate for PCI loans was 26.20% and 27.91%, respectively.

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

CARD SERVICES
For a discussion of the business profile of CS, see pages 79–81 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 4 of this Form 10-Q.

Selected income statement data(a)	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Revenue
Credit card income	$1,123	$908	24%	$2,021	$1,721	17%
All other income(b)	(107)	(47)	(128)	(223)	(102)	(119)
Noninterest revenue(c)	1,016	861	18	1,798	1,619	11
Net interest income	2,911	3,356	(13)	6,111	7,045	(13)
Total net revenue	3,927	4,217	(7)	7,909	8,664	(9)

Provision for credit losses	810	2,221	(64)	1,036	5,733	(82)

Noninterest expense
Compensation expense	355	327	9	719	657	9
Noncompensation expense	1,163	986	18	2,248	1,935	16
Amortization of intangibles	104	123	(15)	210	246	(15)
Total noninterest expense(d)	1,622	1,436	13	3,177	2,838	12
Income before income tax expense	1,495	560	167	3,696	93	NM
Income tax expense	584	217	169	1,442	53	NM
Net income	$911	$343	166	$2,254	$40	NM
Financial ratios(a)
Return on common equity	28%	9%		35%	1%
Overhead ratio	41	34		40	33

(a)
Effective January 1, 2011, the commercial card business that was previously in TSS was transferred to CS. There is no material impact on the financial data; prior-year periods were not revised. The commercial card portfolio is excluded from business metrics and supplemental information where noted.

(b)	Includes the impact of revenue sharing agreements with other JPMorgan Chase business segments.

(c)	Includes Commercial Card noninterest revenue of $75 million and $147 million for the three and six months ended June 30, 2011, respectively.

(d)	Includes Commercial Card noninterest expense of $69 million and $144 million for the three and six months ended June 30, 2011, respectively.
Quarterly results
Net income was $911 million, compared with $343 million in the prior year. The improved results were driven by a lower provision for credit losses, partially offset by lower net revenue.
End-of-period loans were $125.5 billion, a decrease of $17.5 billion, or 12%, from the prior year. Average loans were $125.0 billion, a decrease of $21.3 billion, or 15%, from the prior year. The declines in both end-of-period and average loans were consistent with expectations. The end-of-period and average loan totals also reflected the impact of the Firm’s sale of the $3.7 billion Kohl’s portfolio on April 1, 2011.
Net revenue was $3.9 billion, a decrease of $290 million, or 7%, from the prior year. Net interest income was $2.9 billion, down by $445 million, or 13%. The decrease in net interest income was driven by lower average loan balances (including the impact of the Kohl’s portfolio sale), the impact of legislative changes and a decreased level of fees. These decreases were largely offset by lower revenue reversals associated with lower charge-offs. Noninterest revenue was $1.0 billion, an increase of $155 million, or 18%, from the prior year. The increase was driven by lower partner revenue-sharing due to the impact of the Kohl’s portfolio sale, higher net interchange income and the transfer of the Commercial Card business to CS from TSS in the first quarter of 2011. Excluding the impact of the Commercial Card business, noninterest revenue increased 9%.
The provision for credit losses was $810 million, compared with $2.2 billion in the prior year. The current-quarter provision reflected lower net charge-offs and a reduction of $1.0 billion to the allowance for loan losses due to lower estimated losses. The prior-year provision included a reduction of $1.5 billion to the allowance for loan losses. The net charge-off rate was 5.82% (5.81% including loans held-for-sale), down from 10.20% in the prior year. The 30+ day delinquency rate was 2.98%, down from 4.96% in the prior year. Excluding the Washington Mutual and Commercial Card portfolios, the net charge-off rate1was 5.28%, down from 9.02% in the prior year; and the 30+ day delinquency rate was 2.73%, down from 4.48% in the prior year.
Noninterest expense was $1.6 billion, an increase of $186 million, or 13%, from the prior year, due to higher marketing expense and the inclusion of the Commercial Card business. Excluding the impact of the Commercial Card business, noninterest expense increased 8%.

Year-to-date results
Net income was $2.3 billion, compared with $40 million in the prior year. The improved results were driven by a lower provision for credit losses, partially offset by lower net revenue.
Average loans were $128.8 billion, a decrease of $22.3 billion, or 15%, from the prior year. The decline in average loans was consistent with expectations and also reflected the impact of the Firm’s sale of the $3.7 billion Kohl’s portfolio on April 1, 2011.
Net revenue was $7.9 billion, a decrease of $755 million, or 9%, from the prior year. Net interest income was $6.1 billion, down by $934 million, or 13%. The decrease in net interest income was driven by lower average loan balances (including the impact of the Kohl’s portfolio sale), the impact of legislative changes and a decreased level of fees. These decreases were largely offset by lower revenue reversals associated with lower charge-offs. Noninterest revenue was $1.8 billion, an increase of $179 million, or 11%, from the prior year. The increase was driven by the transfer of the Commercial Card business to CS from TSS in the first quarter of 2011 and higher net interchange income, partially offset by lower revenue from fee-based products. Excluding the impact of the Commercial Card business, noninterest revenue increased 2%.
The provision for credit losses was $1.0 billion, compared with $5.7 billion in the prior year. The current-year provision reflected lower net charge-offs and a reduction of $3.0 billion to the allowance for loan losses due to lower estimated losses. The prior-year provision included a reduction of $2.5 billion to the allowance for loan losses. The net charge-off rate was 6.40% (6.32% including loans held-for-sale), down from 10.99% in the prior year. Excluding the Washington Mutual and Commercial Card portfolios, the net charge-off rate1 was 5.75%, down from 9.80% in the prior year.
Noninterest expense was $3.2 billion, an increase of $339 million, or 12%, from the prior year, due to the inclusion of the Commercial Card business and higher marketing expense. Excluding the impact of the Commercial Card business, noninterest expense increased 7%.
For further information on the credit card legislative changes, see CS discussion on page 79 of JPMorgan Chase’s 2010 Annual Report.

1 Includes loans held-for-sale, which are non-GAAP financial measures, to provide more meaningful measures that enable comparability with prior periods.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount, ratios and where otherwise noted)	2011	2010	Change	2011	2010	Change
Financial ratios(a)
Percentage of average loans:
Noninterest revenue	3.26%	2.36%		2.82%	2.16%
Net interest income	9.34	9.20		9.57	9.41
Net revenue	12.60	11.56		12.39	11.57
Provision for credit losses	2.60	6.09		1.62	7.66
Risk adjusted margin(b)	10.00	5.47		10.76	3.91
Noninterest expense	5.20	3.94		4.98	3.79
Pretax income (“ROO”)	4.80	1.54		5.79	0.12
Net income	2.92	0.94		3.53	0.05
Business metrics, excluding Commercial Card(a)
Sales volume (in billions)	$85.5	$78.1	9%	$163.0	$147.5	11%
New accounts opened	2.0	2.7	(26)	4.6	5.2	(12)
Open accounts(c)	65.4	88.9	(26)	65.4	88.9	(26)
Merchant acquiring business
Bank card volume (in billions)	$137.3	$117.1	17	$263.0	$225.1	17
Total transactions (in billions)	5.9	5.0	18	11.5	9.7	19
Selected balance sheet data (period-end)(a)
Loans	$125,523	$142,994	(12)	$125,523	$142,994	(12)
Equity	13,000	15,000	(13)	13,000	15,000	(13)
Selected balance sheet data (average)(a)
Total assets	$132,443	$146,816	(10)	$135,262	$151,864	(11)
Loans(d)	125,038	146,302	(15)	128,767	151,020	(15)
Equity	13,000	15,000	(13)	13,000	15,000	(13)
Headcount(e)	21,765	21,529	1	21,765	21,529	1

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount, ratios and where otherwise noted)	2011	2010	Change	2011	2010	Change
Credit quality statistics – retained(a)
Net charge-offs	$1,810	$3,721	(51)%	$4,036	$8,233	(51)%
Net charge-off rate(d)	5.82%	10.20%		6.40%	10.99%
Delinquency rates
30+ day	2.98%	4.96%		2.98%	4.96%
90+ day	1.55	2.76		1.55	2.76
Allowance for loan losses	$8,042	$14,524	(45)	$8,042	$14,524	(45)
Allowance for loan losses to period-end loans	6.41%	10.16%		6.41%	10.16%
Supplemental information(a)(f)(g)
Chase, excluding Washington Mutual portfolio
Loans (period-end)	$113,766	$127,379	(11)	$113,766	$127,379	(11)
Average loans	112,984	129,847	(13)	116,179	133,495	(13)
Net interest income(h)	8.60%	8.47%		8.85%	8.67%
Net revenue(h)	12.01	10.91		11.79	10.91
Risk adjusted margin(b)(h)	8.71	4.21		9.51	3.30
Net charge-offs	$1,471	$2,920	(50)	$3,277	$6,486	(49)
Net charge-off rate(i)	5.22%	9.02%		5.69%	9.80%
30+ day delinquency rate	2.71	4.48		2.71	4.48
90+ day delinquency rate	1.41	2.47		1.41	2.47
Chase, excluding Washington Mutual and Commercial Card portfolios
Loans (period-end)	$112,366	$127,379	(12)	$112,366	$127,379	(12)
Average loans	111,641	129,847	(14)	114,874	133,495	(14)
Net interest income(h)	8.77%	8.47%		9.02%	8.67%
Net revenue(h)	11.95	10.91		11.73	10.91
Risk adjusted margin(b)(h)	8.61	4.21		9.43	3.30
Net charge-offs	$1,470	$2,920	(50)	$3,276	$6,486	(49)
Net charge-off rate(i)	5.28%	9.02%		5.75%	9.80%
30+ day delinquency rate(j)	2.73	4.48		2.73	4.48
90+ day delinquency rate(k)	1.42	2.47		1.42	2.47

(a)
Effective January 1, 2011, the commercial card business that was previously in TSS was transferred to CS. There is no material impact on the financial data; prior-year periods were not revised. The commercial card portfolio is excluded from business metrics and supplemental information where noted.

(b)	Represents total net revenue less provision for credit losses.

(c)	Reflects the impact of portfolio sales in the second quarter of 2011.

(d)
Total average loans include loans held-for-sale of $276 million and $1.6 billion for the three and six months ended June 30, 2011, respectively. There were no loans held-for-sale for the three and six months ended June 30, 2010. These amounts are excluded when calculating the net charge-off rate. The net charge-off rate including loans held-for-sale, which is a non-GAAP financial measure, was 5.81% and 6.32% for the three and six months ended June 30, 2011, respectively.

(e)	Headcount includes 1,274 employees related to the transfer of the commercial card business from TSS to CS in the first quarter of 2011.

(f)
Supplemental information is provided for Chase, excluding Washington Mutual and Commercial Card portfolios and including loans held-for-sale, which are non-GAAP financial measures, to provide more meaningful measures that enable comparability with prior periods.

(g)
For additional information on loan balances, delinquency rates, and net charge-off rates for the Washington Mutual portfolio, see Consumer credit portfolio on pages 77–86, and Note 13 on pages 134–148 of this Form 10-Q.

(h)	As a percentage of average loans.

(i)
Total average loans include loans held-for-sale of $276 million and $1.6 billion for the three and six months ended June 30, 2011, respectively, and are included when calculating the net charge-off rate. There were no loans held-for-sale for the three and six months ended June 30, 2010.

(j)	At June 30, 2011 and 2010, the 30+ day delinquent loans for Chase, excluding Washington Mutual and Commercial Card portfolios were $3,070 million and $5,703 million, respectively.

(k)	At June 30, 2011 and 2010, the 90+ day delinquent loans for Chase, excluding Washington Mutual and Commercial Card portfolios were $1,600 million and $3,144 million, respectively.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 82–83 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 4 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Revenue
Lending- and deposit-related fees	$281	$280	—%	$545	$557	(2)%
Asset management, administration and commissions	34	36	(6)	69	73	(5)
All other income(a)	283	230	23	486	416	17
Noninterest revenue	598	546	10	1,100	1,046	5
Net interest income	1,029	940	9	2,043	1,856	10
Total net revenue(b)	1,627	1,486	9	3,143	2,902	8

Provision for credit losses	54	(235)	NM	101	(21)	NM

Noninterest expense
Compensation expense	219	196	12	442	402	10
Noncompensation expense	336	337	—	668	661	1
Amortization of intangibles	8	9	(11)	16	18	(11)
Total noninterest expense	563	542	4	1,126	1,081	4
Income before income tax expense	1,010	1,179	(14)	1,916	1,842	4
Income tax expense	403	486	(17)	763	759	1
Net income	$607	$693	(12)	$1,153	$1,083	6
Revenue by product
Lending(c)	$880	$649	36	$1,717	$1,307	31
Treasury services(c)	556	665	(16)	1,098	1,303	(16)
Investment banking	152	115	32	262	220	19
Other	39	57	(32)	66	72	(8)
Total Commercial Banking revenue	$1,627	$1,486	9	$3,143	$2,902	8

IB revenue, gross(d)	442	333	33	751	644	17

Revenue by client segment
Middle Market Banking	$789	$767	3	$1,544	$1,513	2
Commercial Term Lending	286	237	21	572	466	23
Corporate Client Banking(e)	339	285	19	629	548	15
Real Estate Banking	109	125	(13)	197	225	(12)
Other	104	72	44	201	150	34
Total Commercial Banking revenue	$1,627	$1,486	9	$3,143	$2,902	8
Financial ratios
Return on common equity	30%	35%		29%	27%
Overhead ratio	35	36		36	37

(a)	CB client revenue from investment banking products and commercial card transactions is included in all other income.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities as well as tax-exempt income from municipal bond activity of $67 million and $49 million for the three months ended June 30, 2011 and 2010, respectively, and $132 million and $94 million for the six months ended June 30, 2011 and 2010, respectively.

(c)
Effective January 1, 2011, product revenue from commercial card and standby letters of credit transactions is included in lending. For the three and six months ended June 30, 2011, the impact of the change was $114 million and $221 million, respectively. In prior-year periods, it was reported in treasury services.

(d)	Represents the total revenue related to investment banking products sold to CB clients.

(e)	Corporate Client Banking was known as Mid-Corporate Banking prior to January 1, 2011.

Quarterly results
Net income was $607 million, a decrease of $86 million, or 12%, from the prior year. The decrease was driven by an increase in the provision for credit losses, partially offset by higher net revenue.
Net revenue was a record $1.6 billion, up by $141 million, or 9%, from the prior year. Net interest income was $1.0 billion, up by $89 million, or 9%, driven by growth in liability balances, wider loan spreads and higher loan balances, partially offset by spread compression on liability products. Noninterest revenue was $598 million, up $52 million, or 10%, compared with the prior year, driven by higher investment banking revenue.
Revenue from Middle Market Banking was $789 million, an increase of $22 million, or 3%, from the prior year. Revenue from Commercial Term Lending was $286 million, an increase of $49 million, or 21%. Revenue from Corporate Client Banking was $339 million, an increase of $54 million, or 19%. Revenue from Real Estate Banking was $109 million, a decrease of $16 million, or 13%.
The provision for credit losses was $54 million, compared with a benefit of $235 million in the prior year. Net charge-offs were $40 million (0.16% net charge-off rate) and were largely related to commercial real estate; this compared with net charge-offs of $176 million (0.74% net charge-off rate) in the prior year. The allowance for loan losses to end-of-period loans retained was 2.56%, down from 2.82% in the prior year. Nonaccrual loans were $1.6 billion, down by $1.4 billion, or 47%, from the prior year, primarily reflecting commercial real estate repayments and loan sales.
Noninterest expense was $563 million, an increase of $21 million, or 4%, from the prior year, primarily reflecting higher headcount-related expense.
Year-to-date results
Net income was $1.2 billion, an increase of $70 million, or 6%, from the prior year. The increase was driven by higher revenue, largely offset by an increase in the provision for credit losses.
Net revenue was $3.1 billion, up by $241 million, or 8%, compared with the prior year. Net interest income was $2.0 billion, up by $187 million, or 10%, driven by growth in liability balances, wider loan spreads and higher loan balances, partially offset by spread compression on liability products. Noninterest revenue was $1.1 billion, an increase of $54 million, or 5%, from the prior year largely driven by higher investment banking revenue.
Revenue from Middle Market Banking was $1.5 billion, an increase of $31 million, or 2%, from the prior year. Revenue from Commercial Term Lending was $572 million, an increase of $106 million, or 23%. Revenue from Corporate Client Banking was $629 million, an increase of $81 million, or 15%. Revenue from Real Estate Banking was $197 million, a decrease of $28 million, or 12%.
The provision for credit losses was $101 million, compared with a benefit of $21 million in the prior year. Net charge-offs were $71 million (0.14% net charge-off rate) and were largely related to commercial real estate, compared with $405 million (0.85% net charge-off rate) in the prior year.
Noninterest expense was $1.1 billion, an increase of $45 million, or 4% from the prior year largely reflecting higher headcount-related expense.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2011	2010	Change	2011	2010	Change
Selected balance sheet data (period-end):
Loans:
Loans retained	$102,122	$95,090	7%	$102,122	$95,090	7%
Loans held-for-sale and loans at fair value	557	446	25	557	446	25
Total loans	102,679	95,536	7	102,679	95,536	7
Equity	8,000	8,000	—	8,000	8,000	—
Selected balance sheet data (average):
Total assets	$143,560	$133,309	8	$141,989	$133,162	7
Loans:
Loans retained	100,857	95,521	6	99,849	95,917	4
Loans held-for-sale and loans at fair value	1,015	391	160	886	344	158
Total loans	101,872	95,912	6	100,735	96,261	5
Liability balances	162,769	136,770	19	159,503	134,966	18
Equity	8,000	8,000	—	8,000	8,000	—
Average loans by client segment:
Middle Market Banking	$40,012	$34,424	16	$39,114	$34,173	14
Commercial Term Lending	37,729	35,956	5	37,769	36,006	5
Corporate Client Banking(a)	13,062	11,875	10	12,720	12,065	5
Real Estate Banking	7,467	9,814	(24)	7,537	10,124	(26)
Other	3,602	3,843	(6)	3,595	3,893	(8)
Total Commercial Banking loans	$101,872	$95,912	6	$100,735	$96,261	5

Headcount	5,140	4,808	7	5,140	4,808	7

Credit data and quality statistics:
Net charge-offs	$40	$176	(77)	$71	$405	(82)
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(b)	1,613	3,036	(47)	1,613	3,036	(47)
Nonaccrual loans held-for-sale and loans held at fair value	21	41	(49)	21	41	(49)
Total nonaccrual loans	1,634	3,077	(47)	1,634	3,077	(47)
Assets acquired in loan satisfactions	197	208	(5)	197	208	(5)
Total nonperforming assets	1,831	3,285	(44)	1,831	3,285	(44)
Allowance for credit losses:
Allowance for loan losses	2,614	2,686	(3)	2,614	2,686	(3)
Allowance for lending-related commitments	187	267	(30)	187	267	(30)
Total allowance for credit losses	2,801	2,953	(5)	2,801	2,953	(5)
Net charge-off rate	0.16%	0.74%		0.14%	0.85%
Allowance for loan losses to period-end loans retained	2.56	2.82		2.56	2.82
Allowance for loan losses to nonaccrual loans retained(b)	162	88		162	88
Nonaccrual loans to total period-end loans	1.59	3.22		1.59	3.22

(a)	Corporate Client Banking was known as Mid-Corporate Banking prior to January 1, 2011.

(b)	Allowance for loan losses of $289 million and $586 million was held against nonaccrual loans retained at June 30, 2011 and 2010, respectively.

TREASURY & SECURITIES SERVICES
For a discussion of the business profile of TSS, see pages 84–85 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 5 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount and ratios)	2011	2010	Change	2011	2010	Change
Revenue
Lending- and deposit-related fees	$314	$313	—%	$617	$624	(1)%
Asset management, administration and commissions	726	705	3	1,421	1,364	4
All other income	143	209	(32)	282	385	(27)
Noninterest revenue	1,183	1,227	(4)	2,320	2,373	(2)
Net interest income	749	654	15	1,452	1,264	15
Total net revenue	1,932	1,881	3	3,772	3,637	4
Provision for credit losses	(2)	(16)	(88)	2	(55)	NM

Credit allocation income/(expense)(a)	32	(30)	NM	59	(60)	NM

Noninterest expense
Compensation expense	719	697	3	1,434	1,354	6
Noncompensation expense	719	684	5	1,366	1,334	2
Amortization of intangibles	15	18	(17)	30	36	(17)
Total noninterest expense	1,453	1,399	4	2,830	2,724	4
Income before income tax expense	513	468	10	999	908	10
Income tax expense	180	176	2	350	337	4
Net income	$333	$292	14	$649	$571	14
Revenue by business
Treasury Services	$930	$926	—	$1,821	$1,808	1
Worldwide Securities Services	1,002	955	5	1,951	1,829	7
Total net revenue	$1,932	$1,881	3	$3,772	$3,637	4
Revenue by geographic region(b)
Europe/Middle East/Africa	691	617	12	1,321	1,186	11
Asia/Pacific	299	233	28	575	452	27
Latin America/Caribbean	80	71	13	156	116	34
North America	862	960	(10)	1,720	1,883	(9)
Total net revenue	$1,932	$1,881	3	$3,772	$3,637	4
Trade finance loans by geographic region (period-end)(b)
Europe/Middle East/Africa	$6,184	$2,898	113	$6,184	$2,898	113
Asia/Pacific	15,736	9,802	61	15,736	9,802	61
Latin America/Caribbean	4,553	3,008	51	4,553	3,008	51
North America	1,000	693	44	1,000	693	44
Total finance loans	$27,473	$16,401	68	$27,473	$16,401	68
Financial ratios
Return on common equity	19%	18%		19%	18%
Overhead ratio	75	74		75	75
Pretax margin ratio	27	25		26	25
Selected balance sheet data (period-end)
Loans (c)	$34,034	$24,513	39	$34,034	$24,513	39
Equity	7,000	6,500	8	7,000	6,500	8
Selected balance sheet data (average)
Total assets	$52,688	$42,868	23	$50,294	$40,583	24
Loans (c)	33,069	22,137	49	31,190	20,865	49
Liability balances	302,858	246,690	23	284,392	247,294	15
Equity	7,000	6,500	8	7,000	6,500	8
Headcount	28,230	27,943	1	28,230	27,943	1

(a)
IB manages traditional credit exposures related to the GCB on behalf of IB and TSS. Effective January 1, 2011, IB and TSS share the economics related to the Firm’s GCB clients. Included within this allocation are net revenues, provision for credit losses, as well as expenses. The prior-year period reflected a reimbursement to IB for a portion of the total costs of managing the credit portfolio. IB recognizes this credit allocation as a component of all other income.

(b)	Revenue and trade finance loans are based on TSS management’s view of the domicile of clients.

(c)
Loan balances include trade finance loans, wholesale overdrafts and commercial card. Effective January 1, 2011, the commercial card loan business (of approximately $1.2 billion) that was previously in TSS was transferred to CS. There is no material impact on the financial data; the prior-year period was not revised.

Quarterly results
Net income was $333 million, an increase of $41 million, or 14%, from the prior year.
Net revenue was $1.9 billion, an increase of $51 million, or 3%, from the prior year. Excluding the impact of the Commercial Card business, net revenue was up 6%. Worldwide Securities Services net revenue was $1.0 billion, an increase of $47 million, or 5%. The increase was driven by higher market levels, higher net interest income and net inflows of assets under custody. Treasury Services net revenue was $930 million, relatively flat compared with the prior year, as higher trade loan volumes and higher deposit balances were largely offset by the transfer of Commercial Card business to Card Services in the first quarter of 2011 and lower spreads on deposits. Excluding the impact of the Commercial Card business, TS net revenue increased 7%.
TSS generated firmwide net revenue of $2.6 billion, including $1.6 billion by Treasury Services; of that amount, $930 million was recorded in Treasury Services, $556 million in Commercial Banking and $65 million in other lines of business. The remaining $1.0 billion of firmwide net revenue was recorded in Worldwide Securities Services.
Noninterest expense was $1.5 billion, an increase of $54 million, or 4%, from the prior year. The increase was mainly driven by continued investment in new product platforms, primarily related to international expansion, partially offset by the transfer of the Commercial Card business to Card Services. Excluding the impact of the Commercial Card business, TSS noninterest expense increased 9%.
Results for the quarter included a $32 million pretax benefit related to the allocation between IB and TSS associated with credit extended to Global Corporate Bank (GCB) clients. IB manages core credit exposures related to the GCB on behalf of IB and TSS. Effective January 1, 2011, IB and TSS share the economics related to the Firm's GCB clients. Included within this allocation are net revenues and provision for credit losses as well as expenses.
Year-to-date results
Net income was $649 million, an increase of $78 million, or 14%, from the prior year.
Net revenue was $3.8 billion, an increase of $135 million, or 4%, from the prior year. Excluding the impact of the Commercial Card business, net revenue was up 7%. Worldwide Securities Services net revenue was $2.0 billion, an increase of $122 million, or 7%. The increase was driven by higher market levels, net inflows of assets under custody, and higher net interest income. Treasury Services net revenue was $1.8 billion, relatively flat compared with the prior year, as higher trade loan volumes and higher deposit balances were largely offset by the transfer of Commercial Card business to Card Services in the first quarter of 2011 and lower spreads on deposits. Excluding the impact of the Commercial Card business, TS net revenue increased 7%.
TSS generated firmwide net revenue of $5.0 billion, including $3.0 billion by Treasury Services; of that amount, $1.8 billion was recorded in Treasury Services, $1.1 billion in Commercial Banking and $128 million in other lines of business. The remaining $2.0 billion of firmwide net revenue was recorded in Worldwide Securities Services.
Noninterest expense was $2.8 billion, an increase of $106 million, or 4%, from the prior year. The increase was mainly driven by continued investment in new product platforms, primarily related to international expansion, partially offset by the transfer of the Commercial Card business to Card Services. Excluding the impact of the Commercial Card business, TSS noninterest expense increased 9%.
Results for the year-to-date included a $59 million pretax benefit related to the allocation between IB and TSS associated with credit extended to GCB clients.

Selected metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios and where otherwise noted)	2011	2010	Change	2011	2010	Change
TSS firmwide disclosures
Treasury Services revenue - reported	$930	$926	—%	$1,821	$1,808	1%
Treasury Services revenue reported in CB(a)	556	665	(16)	1,098	1,303	(16)
Treasury Services revenue reported in other lines of business	65	62	5	128	118	8
Treasury Services firmwide revenue(b)	1,551	1,653	(6)	3,047	3,229	(6)
Worldwide Securities Services revenue	1,002	955	5	1,951	1,829	7
Treasury & Securities Services firmwide revenue(b)	$2,553	$2,608	(2)	$4,998	$5,058	(1)
Treasury Services firmwide liability balances (average)(c)	375,432	303,224	24	357,436	304,159	18
Treasury & Securities Services firmwide liability balances (average)(c)	465,627	383,460	21	443,894	382,260	16
TSS firmwide financial ratios
Treasury Services firmwide overhead ratio(a)(d)	59%	54%		58%	55%
Treasury & Securities Services firmwide overhead ratio(a)(d)	67	64		67	65
Firmwide business metrics
Assets under custody (in billions)	$16,945	$14,857	14	$16,945	$14,857	14
Number of:
U.S.$ ACH transactions originated	959	970	(1)	1,951	1,919	2
Total U.S.$ clearing volume (in thousands)	32,274	30,531	6	63,245	59,200	7
International electronic funds transfer volume (in thousands)(e)	63,208	58,484	8	124,150	114,238	9
Wholesale check volume	608	526	16	1,140	1,004	14
Wholesale cards issued (in thousands)(f)	23,746	28,066	(15)	23,746	28,066	(15)
Credit data and quality statistics
Net charge-offs	$—	$—	—	$—	$—	—
Nonaccrual loans	3	14	(79)	3	14	(79)
Allowance for credit losses:
Allowance for loan losses	74	48	54	74	48	54
Allowance for lending-related commitments	41	68	(40)	41	68	(40)
Total allowance for credit losses	115	116	(1)	115	116	(1)
Net charge-off rate	—%	—%		—%	—%
Allowance for loan losses to period-end loans	0.22	0.20		0.22	0.20
Allowance for loan losses to nonaccrual loans	NM	343		NM	343
Nonaccrual loans to period-end loans	0.01	0.06		0.01	0.06

(a)
Effective January 1, 2011, certain CB revenues were excluded in the TS firmwide metrics; they are instead directly captured within CB’s lending revenue by product. The impact of this change was $114 million for the three months ended June 30, 2011, and $221 million for the six months ended June 30, 2011. In previous periods, these revenues were included in CB’s treasury services revenue by product.

(b)
TSS firmwide revenue includes foreign exchange (“FX”) revenue recorded in TSS and FX revenue associated with TSS customers who are FX customers of IB. However, some of the FX revenue associated with TSS customers who are FX customers of IB is not included in TS and TSS firmwide revenue. The total FX revenue generated was $165 million and $175 million for the three months ended June 30, 2011 and 2010, respectively, and $325 million and $312 million for the six months ended June 30, 2011 and 2010, respectively.

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

(f)
Wholesale cards issued and outstanding include U.S. domestic commercial, stored value, prepaid and government electronic benefit card products. Effective January 1, 2011, the commercial card portfolio was transferred from TSS to CS.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 86–88 of JPMorgan Chase’s 2010 Annual Report and Introduction on page 5 of this Form 10-Q.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2011	2010	Change	2011	2010	Change
Revenue
Asset management, administration and commissions	$1,818	$1,522	19%	$3,525	$3,030	16%
All other income	321	177	81	634	443	43
Noninterest revenue	2,139	1,699	26	4,159	3,473	20
Net interest income	398	369	8	784	726	8
Total net revenue	2,537	2,068	23	4,943	4,199	18

Provision for credit losses	12	5	140	17	40	(58)

Noninterest expense
Compensation expense	1,068	861	24	2,107	1,771	19
Noncompensation expense	704	527	34	1,303	1,041	25
Amortization of intangibles	22	17	29	44	35	26
Total noninterest expense	1,794	1,405	28	3,454	2,847	21
Income before income tax expense	731	658	11	1,472	1,312	12
Income tax expense	292	267	9	567	529	7
Net income	$439	$391	12	$905	$783	16
Revenue by client segment
Private Banking	$1,289	$1,153	12	$2,606	$2,303	13
Institutional	704	455	55	1,253	999	25
Retail	544	460	18	1,084	897	21
Total net revenue	$2,537	$2,068	23	$4,943	$4,199	18
Financial ratios
Return on common equity	27%	24%		28%	24%
Overhead ratio	71	68		70	68
Pretax margin ratio	29	32		30	31
Quarterly results
Net income was $439 million, an increase of $48 million, or 12%, from the prior year. These results reflected higher net revenue, predominantly offset by higher noninterest expense.
Net revenue was $2.5 billion, an increase of $469 million, or 23%, from the prior year. Noninterest revenue was $2.1 billion, up by $440 million, or 26%, due to the effect of higher market levels, net inflows to products with higher margins, higher valuations of seed capital investments and higher performance fees. Net interest income was $398 million, up by $29 million, or 8%, due to higher deposit and loan balances, partially offset by narrower deposit spreads.
Revenue from Private Banking was $1.3 billion, up 12% from the prior year. Revenue from Institutional was $704 million, up 55%. Revenue from Retail was $544 million, up 18%.
The provision for credit losses was $12 million, compared with $5 million in the prior year.
Noninterest expense was $1.8 billion, an increase of $389 million, or 28%, from the prior year, largely resulting from an increase in headcount and higher performance-based compensation.
Year-to-date results
Net income was $905 million, an increase of $122 million, or 16%, from the prior year. These results reflected higher net revenue and a lower provision for credit losses, predominantly offset by higher noninterest expense.
Net revenue was $4.9 billion, an increase of $744 million, or 18%, from the prior year. Noninterest revenue was $4.2 billion, up by $686 million, or 20%, due to the effect of higher market levels, net inflows to products with higher margins, higher loan originations and higher valuations of seed capital investments. Net interest income was $784 million, up by $58 million, or 8%, due to higher deposit and loan balances, partially offset by narrower deposit spreads.
Revenue from Private Banking was $2.6 billion, up 13% from the prior year. Revenue from Institutional was $1.3 billion, up 25%. Revenue from Retail was $1.1 billion, up 21%.

The provision for credit losses was $17 million, compared with $40 million in the prior year.
Noninterest expense was $3.5 billion, an increase of $607 million, or 21%, from the prior year, largely resulting from an increase in headcount and higher performance-based compensation.

Business metrics	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount, ranking data, and where otherwise noted)	2011	2010	Change	2011	2010	Change
Number of:
Client advisors(a)	2,282	2,083	10%	2,282	2,083	10%
Retirement planning services participants (in thousands)	1,613	1,653	(2)	1,613	1,653	(2)
JPMorgan Securities brokers	437	403	8	437	403	8
% of customer assets in 4 & 5 Star Funds(b)	50%	43%	16	50%	43%	16
% of AUM in 1st and 2nd quartiles:(c)
1 year	56%	58%	(3)	56%	58%	(3)
3 years	71%	67%	6	71%	67%	6
5 years	76%	78%	(3)	76%	78%	(3)
Selected balance sheet data (period-end)
Loans	$51,747	$38,744	34	$51,747	$38,744	34
Equity	6,500	6,500	—	6,500	6,500	—
Selected balance sheet data (average)
Total assets	$74,206	$63,426	17	$71,577	$62,978	14
Loans	48,837	37,407	31	46,903	37,007	27
Deposits	97,509	86,453	13	96,386	83,573	15
Equity	6,500	6,500	—	6,500	6,500	—

Headcount	17,963	16,019	12	17,963	16,019	12

Credit data and quality statistics
Net charge-offs	$33	$27	22	$44	$55	(20)
Nonaccrual loans	252	309	(18)	252	309	(18)
Allowance for credit losses:
Allowance for loan losses	222	250	(11)	222	250	(11)
Allowance for lending-related commitments	9	3	200	9	3	200
Total allowance for credit losses	231	253	(9)	231	253	(9)
Net charge-off rate	0.27%	0.29%		0.19%	0.30%
Allowance for loan losses to period-end loans	0.43	0.65		0.43	0.65
Allowance for loan losses to nonaccrual loans	88	81		88	81
Nonaccrual loans to period-end loans	0.49	0.80		0.49	0.80

(a)	Effective January 1, 2011, the methodology used to determine client advisors was revised. Prior periods have been revised.

(b)	Derived from Morningstar for the U.S., the U.K., Luxembourg, France, Hong Kong and Taiwan; and Nomura for Japan.

(c)	Quartile ranking sourced from: Lipper for the U.S. and Taiwan; Morningstar for the U.K., Luxembourg, France and Hong Kong; and Nomura for Japan.

Assets under supervision
Assets under supervision were $1.9 trillion, an increase of $284 billion, or 17%, from the prior year. Assets under management were $1.3 trillion, an increase of $181 billion, or 16%. Both increases were due to the effect of higher market levels and net inflows to long-term products, partially offset by net outflows from liquidity products. Custody, brokerage, administration and deposit balances were $582 billion, up by $103 billion, or 22%, due to the effect of higher market levels and custody and brokerage inflows.

ASSETS UNDER SUPERVISION(a) (in billions)
As of the quarter ended June 30,	2011	2010
Assets by asset class
Liquidity	$476	$489
Fixed income	319	259
Equities and multi-asset	430	322
Alternatives	117	91
Total assets under management	1,342	1,161
Custody/brokerage/administration/deposits	582	479
Total assets under supervision	$1,924	$1,640
Assets by client segment
Private Banking	$291	$258
Institutional(b)	708	651
Retail(b)	343	252
Total assets under management	$1,342	$1,161
Private Banking	$776	$653
Institutional(b)	709	652
Retail(b)	439	335
Total assets under supervision	$1,924	$1,640
Mutual fund assets by asset class
Liquidity	$421	$440
Fixed income	105	79
Equities and multi-asset	176	133
Alternatives	9	8
Total mutual fund assets	$711	$660

(a)	Excludes assets under management of American Century Companies, Inc., in which the Firm had a 40% and 42% ownership at June 30, 2011 and 2010, respectively.

(b)	In the second quarter of 2011, the client hierarchy used to determine asset classification was revised, and the prior-year periods have been revised.

	Three months ended June 30,		Six months ended June 30,
(in billions)	2011	2010	2011	2010
Assets under management rollforward
Beginning balance	$1,330	$1,219	$1,298	$1,249
Net asset flows:
Liquidity	(16)	(29)	(25)	(91)
Fixed income	12	12	28	28
Equities, multi-asset and alternatives	7	1	18	7
Market/performance/other impacts	9	(42)	23	(32)
Ending balance, June 30	$1,342	$1,161	$1,342	$1,161
Assets under supervision rollforward
Beginning balance	$1,908	$1,707	$1,840	$1,701
Net asset flows	12	(4)	43	(14)
Market/performance/other impacts	4	(63)	41	(47)
Ending balance, June 30	$1,924	$1,640	$1,924	$1,640

International metrics	Three months ended June 30,			Six months ended June 30,
(in billions, except where otherwise noted)	2011	2010	Change	2011	2010	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$478	$381	25%	$917	$766	20%
Asia/Pacific	257	214	20	503	436	15
Latin America/Caribbean	251	124	102	416	248	68
North America	1,551	1,349	15	3,107	2,749	13
Total net revenue	$2,537	$2,068	23	$4,943	$4,199	18
Assets under management
Europe/Middle East/Africa	$298	$239	25	$298	$239	25
Asia/Pacific	119	95	25	119	95	25
Latin America/Caribbean	37	24	54	37	24	54
North America	888	803	11	888	803	11
Total assets under management	$1,342	$1,161	16	$1,342	$1,161	16
Assets under supervision
Europe/Middle East/Africa	$353	$282	25	$353	$282	25
Asia/Pacific	161	127	27	161	127	27
Latin America/Caribbean	94	68	38	94	68	38
North America	1,316	1,163	13	1,316	1,163	13
Total assets under supervision	$1,924	$1,640	17	$1,924	$1,640	17

(a)	Regional revenue is based on the domicile of clients.

CORPORATE / PRIVATE EQUITY
For a discussion of the business profile of Corporate/Private Equity, see pages 89–90 of JPMorgan Chase’s 2010 Annual Report.

Selected income statement data	Three months ended June 30,			Six months ended June 30,
(in millions, except headcount)	2011	2010	Change	2011	2010	Change
Revenue
Principal transactions	$745	$(69)	NM	$2,043	$478	327%
Securities gains	837	990	(15)%	939	1,600	(41)
All other income	265	182	46	343	306	12
Noninterest revenue	1,847	1,103	67	3,325	2,384	39
Net interest income (a)	218	747	(71)	252	1,823	(86)
Total net revenue(b)	2,065	1,850	12	3,577	4,207	(15)

Provision for credit losses	(9)	(2)	(350)	(19)	15	NM

Noninterest expense
Compensation expense	614	770	(20)	1,271	1,245	2
Noncompensation expense(c)	2,097	1,468	43	3,240	4,509	(28)
Subtotal	2,711	2,238	21	4,511	5,754	(22)
Net expense allocated to other businesses	(1,270)	(1,192)	(7)	(2,508)	(2,372)	(6)
Total noninterest expense	1,441	1,046	38	2,003	3,382	(41)
Income before income tax expense/(benefit)	633	806	(21)	1,593	810	97
Income tax expense/(benefit)	131	153	(14)	369	(71)	NM
Net income	$502	$653	(23)	$1,224	$881	39
Total net revenue
Private equity	$796	$48	NM	$1,495	$163	NM
Corporate	1,269	1,802	(30)	2,082	4,044	(49)
Total net revenue	$2,065	$1,850	12	$3,577	$4,207	(15)
Net income
Private equity	$444	$11	NM	$827	$66	NM
Corporate	58	642	(91)	397	815	(51)
Total net income	$502	$653	(23)	$1,224	$881	39
Headcount	21,444	19,482	10	21,444	19,482	10

(a)	Net interest income in 2011 was lower compared with 2010, primarily driven by lower funding benefits on the securities portfolio.

(b)
Total net revenue included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $69 million and $57 million for the three months ended June 30, 2011 and 2010, respectively; and $133 million and $105 million for the six months ended June 30, 2011 and 2010, respectively.

(c)
Included litigation expense of $1.3 billion and $1.6 billion for the three and six months ended June 30, 2011, respectively, compared with $694 million and $3.0 billion for the three and six months ended June 30, 2010 , respectively.

Quarterly results
Net income was $502 million, compared with net income of $653 million in the prior year.
Private Equity net income was $444 million, compared with $11 million in the prior year. Net revenue was $796 million, an increase of $748 million, driven primarily by gains on sales and net increases in investment valuations. Noninterest expense was $102 million, an increase of $70 million from the prior year.
Corporate reported net income of $58 million, compared with $642 million in the prior year. Net revenue was $1.3 billion, including $837 million of securities gains. Noninterest expense included $1.3 billion of additional litigation reserves, predominantly for mortgage-related matters. Noninterest expense in the prior year included $694 million of additional litigation reserves.
Year-to-date results
Net income was $1.2 billion, compared with net income of $881 million in the prior year.
Private Equity net income was $827 million, compared with $66 million in the prior year. Net revenue was $1.5 billion, an increase of $1.3 billion, driven primarily by gains on sales and net increases in investment valuations. Noninterest expense was $215 million, an increase of $153 million from the prior year.
Corporate reported net income of $397 million, compared with $815 million in the prior year. Net revenue was $2.1 billion, including $939 million of securities gains. Noninterest expense was $1.8 billion, which included $1.6 billion of additional litigation reserves, predominantly for mortgage related matters. Noninterest expense in the prior year was $3.3 billion which included $3.0 billion of additional litigation reserves.

Treasury and Chief Investment Office (“CIO”)
Selected income statement and balance sheet data	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	Change	2011	2010	Change
Securities gains(a)	$837	$989	(15)%	$939	$1,599	(41)%
Investment securities portfolio (average)	335,543	320,578	5	324,492	325,553	—
Investment securities portfolio (ending)	318,237	305,288	4	318,237	305,288	4
Mortgage loans (average)	12,731	8,539	49	12,078	8,352	45
Mortgage loans (ending)	13,243	8,900	49	13,243	8,900	49

(a)	Reflects repositioning of the Corporate investment securities portfolio.
For further information on the investment securities portfolio, see Note 3 and Note 11 on pages 102–114 and 128–132, respectively, of this Form 10-Q. For further information on CIO VaR and the Firm's nontrading interest rate-sensitive revenue at risk, see the Market Risk Management section on pages 88–92 of this Form 10-Q.

Private Equity Portfolio
Selected income statement and balance sheet data	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010	Change	2011	2010	Change
Private equity gains/(losses)
Realized gains	$1,219	$78	NM	$1,390	$191	NM
Unrealized gains/(losses)(a)	(726)	(7)	NM	(356)	(82)	(334)%
Total direct investments	493	71	NM	1,034	109	NM
Third-party fund investments	323	4	NM	509	102	399
Total private equity gains/(losses)(b)	$816	$75	NM	$1,543	$211	NM

Private equity portfolio information(c)
Direct investments (in millions)	June 30, 2011	December 31, 2010	Change
Publicly held securities
Carrying value	$670	$875	(23)%
Cost	595	732	(19)
Quoted public value	721	935	(23)
Privately held direct securities
Carrying value	5,680	5,882	(3)
Cost	6,891	6,887	—
Third-party fund investments(d)
Carrying value	2,481	1,980	25
Cost	2,464	2,404	2
Total private equity portfolio
Carrying value	$8,831	$8,737	1
Cost	$9,950	$10,023	(1)

(a)	Unrealized gains/(losses) contain reversals of unrealized gains and losses that were recognized in prior periods and have now been realized.

(b)	Included in principal transactions revenue in the Consolidated Statements of Income.

(c)	For more information on the Firm's policies regarding the valuation of the private equity portfolio, see Note 3 on pages 170–187 of JPMorgan Chase's 2010 Annual Report.

(d)	Unfunded commitments to third-party private equity funds were $876 million and $1.0 billion at June 30, 2011, and December 31, 2010, respectively.

The carrying value of the private equity portfolio at June 30, 2011, and December 31, 2010, was $8.8 billion and $8.7 billion, respectively. The increase in the portfolio during the six months ended June 30, 2011, is primarily due to net increases in investment valuations in the portfolio and incremental new investments, partially offset by sales. The portfolio represented 6.6% and 6.9% of the Firm's stockholders' equity less goodwill at June 30, 2011, and December 31, 2010, respectively.

INTERNATIONAL OPERATIONS
During the three and six months ended June 30, 2011, the Firm reported approximately $6.8 billion and $13.6 billion, respectively, of revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 69% and 68%, respectively, was derived from Europe/Middle East/Africa (“EMEA”); approximately 21% and 23%, respectively, from Asia/Pacific; and approximately 10% and 9%, respectively, from Latin America/Caribbean. During the three and six months ended June 30, 2010, the Firm reported approximately $4.9 billion and $11.7 billion, respectively, of revenue derived from clients, customers and counterparties domiciled outside of North America. Of those amounts, approximately 63% and 67%, respectively, was derived from EMEA; approximately 28% and 25%, respectively, from Asia/Pacific; and approximately 9% and 8%, respectively, from Latin America/Caribbean.
The Firm is committed to further expanding its wholesale business activities outside of the United States, and it intends to add additional client-serving bankers, as well as product and sales support personnel, to address the needs of the Firm's clients located in these regions. With a comprehensive and coordinated international business strategy and growth plan, efforts and investments for growth outside of the United States will be accelerated and prioritized.
Set forth below are certain key metrics related to the Firm's wholesale international operations including, for each of EMEA, Asia Pacific, and Latin America/Caribbean, the number of countries in each such region in which it operates, front-office headcount, number of clients, revenue and selected balance sheet data. For additional information regarding international operations, see International Operations on page 91, and Note 33 on page 290 of JPMorgan Chase's 2010 Annual Report.

	EMEA				Asia/Pacific				Latin America/Caribbean
(in millions, except where otherwise noted)	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
• Revenue	$4,628	$3,083	$9,118	$7,843	$1,414	$1,399	$3,151	$2,907	$668	$443	$1,237	$923
• Countries of operation	34	33	34	33	16	16	16	16	8	8	8	8
• Total headcount(a)	16,547	15,661	16,547	15,661	20,259	18,065	20,259	18,065	1,260	964	1,260	964
• Front-office headcount	6,140	5,580	6,140	5,580	4,470	4,027	4,470	4,027	528	401	528	401
• Significant clients(b)	951	915	951	915	475	408	475	408	163	146	163	146
• Deposits (average)(c)	$163,150	$133,464	$154,901	$136,821	$51,604	$49,708	$49,510	$51,844	$2,356	$1,372	$2,228	$1,352
• Loans (period-end)(d)	33,496	26,111	33,496	26,111	25,400	17,831	25,400	17,831	21,172	13,577	21,172	13,577
• Assets under management (in billions)	298	239	298	239	119	95	119	95	37	24	37	24
• Assets under supervision (in billions)	353	282	353	282	161	127	161	127	94	68	94	68
Note: Wholesale international operations comprises IB, AM, TSS, CB and CIO/Treasury.

(a)	Total headcount includes all employees, including those in service centers, located in the region.

(b)	Significant clients are defined as companies with over $1 million in revenue over a trailing twelve month period in the region (excludes private banking clients).

(c)	Deposits are based on booking location.

(d)	Loans outstanding are based predominantly on the domicile of the borrower and exclude loans held-for-sale and loans carried at fair value.

BALANCE SHEET ANALYSIS

Selected Consolidated Balance Sheets data
(in millions)	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$30,466	$27,567
Deposits with banks	169,880	21,673
Federal funds sold and securities purchased under resale agreements	213,362	222,554
Securities borrowed	121,493	123,587
Trading assets:
Debt and equity instruments	381,339	409,411
Derivative receivables	77,383	80,481
Securities	324,741	316,336
Loans	689,736	692,927
Allowance for loan losses	(28,520)	(32,266)
Loans, net of allowance for loan losses	661,216	660,661
Accrued interest and accounts receivable	80,292	70,147
Premises and equipment	13,679	13,355
Goodwill	48,882	48,854
Mortgage servicing rights	12,243	13,649
Other intangible assets	3,679	4,039
Other assets	108,109	105,291
Total assets	$2,246,764	$2,117,605
Liabilities
Deposits	$1,048,685	$930,369
Federal funds purchased and securities loaned or sold under repurchase agreements	254,124	276,644
Commercial paper	51,160	35,363
Other borrowed funds(a)	30,208	34,325
Trading liabilities:
Debt and equity instruments	84,865	76,947
Derivative payables	63,668	69,219
Accounts payable and other liabilities	184,490	170,330
Beneficial interests issued by consolidated VIEs	67,457	77,649
Long-term debt(a)	279,228	270,653
Total liabilities	2,063,885	1,941,499
Stockholders’ equity	182,879	176,106
Total liabilities and stockholders’ equity	$2,246,764	$2,117,605

(a)
Effective January 1, 2011, $23.0 billion of long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation. For additional information, see Note 3 and Note 18 on pages 102–114 and 164, respectively, of this Form 10-Q.

Consolidated Balance Sheets overview
JPMorgan Chase’s assets and liabilities increased from December 31, 2010, predominantly due to an overall growth in wholesale clients’ cash management activities in the first six months of 2011, as well as an increase in deposit inflows toward the end of the second quarter of 2011. The inflows contributed to higher deposits with banks – in particular, balances due from Federal Reserve Banks. In addition to deposits with banks, other factors affecting the increase in total assets included higher accrued interest and accounts receivable offset partially by lower trading assets – debt and equity instruments. In addition to deposits, other factors affecting the increase in total liabilities were higher commercial paper, and accounts payable and other liabilities, offset by lower federal funds purchased and securities loaned or sold under repurchase agreements, and lower beneficial interests issued by consolidated VIEs. The increase in stockholders’ equity primarily reflected net income for the six months ended June 30, 2011, net of repurchases of common stock and the declaration of dividends.

The following is a discussion of the significant changes in the specific line captions of the Consolidated Balance Sheets from December 31, 2010. For a description of the specific line captions discussed below, see pages 92–94 of JPMorgan Chase’s 2010 Annual Report.
Deposits with banks; federal funds sold and securities purchased under resale agreements; and securities borrowed
Deposits with banks increased significantly, reflecting a higher level of balances due from Federal Reserve Banks; the increase was predominantly the result of an overall growth in wholesale clients’ cash management activities in the first six months of 2011, as well as an increase in inflows of short-term wholesale deposits from TSS clients toward the end of June 2011. For additional information, see the deposits discussion below. Securities purchased under resale agreements and securities borrowed decreased predominantly in IB, reflecting lower client financing activity.
Trading assets and liabilities – debt and equity instruments
Trading assets – debt and equity instruments decreased based upon client market-making activity in IB. The decrease was primarily due to declines in U.S. government agency mortgage-backed securities and equity securities, partially offset by an increase in non-U.S. government debt securities. For additional information, refer to Note 3 on pages 102–114 of this Form 10-Q.
Trading assets and liabilities – derivative receivables and payables
Derivative receivables and payables decreased, largely due to a reduction in foreign exchange derivatives offset partially by an increase in equity derivatives, from IB’s market-making activity. For additional information, refer to Derivative contracts on pages 73–75, and Note 3 and Note 5 on pages 102–114 and 117–124, respectively, of this Form 10-Q.
Securities
Securities increased, largely due to repositioning of the portfolio in Corporate in response to changes in the interest rate environment. This repositioning increased the levels of non-U.S. government debt and mortgage-backed securities, and reduced the levels of corporate debt and U.S. government agency securities. For additional information related to securities, refer to the discussion in the Corporate/Private Equity segment on pages 46–47, and Note 3 and Note 11 on pages 102–114 and 128–132, respectively, of this Form 10-Q.
Loans and allowance for loan losses
Loans decreased modestly, reflecting continued portfolio runoff in RFS, as well as lower seasonal balances, higher repayment rates, continued runoff of the Washington Mutual portfolio and the sale of the Kohl’s portfolio in CS. These decreases were offset partially by an increase in wholesale loans, reflecting growth in client activity in all of the Firm’s wholesale businesses. The allowance for loan losses decreased, predominantly as a result of lower estimated losses in the credit card loan portfolio, as well as loan sales and net repayments in the wholesale portfolio. For a more detailed discussion of the loan portfolio and the allowance for loan losses, refer to Credit Risk Management on pages 67–88, and Notes 3, 4, 13 and 14 on pages 102–114, 114–116, 134–148 and 149–150, respectively, of this Form 10-Q.
Accrued interest and accounts receivable
Accrued interest and accounts receivable increased, largely from higher receivables from securities transactions pending settlement.
Mortgage servicing rights
MSRs decreased, primarily due to changes to inputs and assumptions in the MSR valuation model. During the first quarter of 2011, the Firm revised its cost to service assumption to reflect the estimated impact of higher servicing costs to enhance servicing processes, particularly loan modification and foreclosure procedures, including costs to comply with Consent Orders entered into with banking regulators, which resulted in a $1.1 billion decrease in the fair value of the MSR asset. Declining interest rates also contributed to the decrease in the fair value of the MSR asset. Other than the increased cost to service assumption and the decrease in interest rates, predominately all of the changes in the fair value of the MSR asset resulted from the largely offsetting impacts of new capitalization and amortization. For additional information on MSRs, see Note 3 and Note 16 on pages 102–114 and 159–163, respectively, of this Form 10-Q.
Other intangible assets
The decrease in other intangible assets was predominantly due to amortization. For additional information on other intangible assets, see Note 16 on pages 159–163 of this Form 10-Q.
Deposits
Deposits increased significantly, predominantly as a result of an overall growth in wholesale clients’ cash management activities during the first six months of 2011 and an increase in inflows toward the end of June 2011 of short-term wholesale deposits from TSS clients. Also contributing to the increase in deposits was growth in the number of clients and higher balances in CB, AM and RFS (the RFS deposits were net of the attrition related to inactive and low-balance Washington Mutual accounts). For more information on deposits, refer to the RFS and AM segment discussions on pages 23–32 and 42–45, respectively; the Liquidity Risk Management discussion on pages 62–66; and Notes 3 and 17 on pages 102–114 and 164, respectively, of this Form 10-Q. For more information on wholesale liability balances, which includes deposits, refer to the CB and TSS segment discussions on pages 36–38 and 39–41, respectively, of this Form 10-Q.

Federal funds purchased and securities loaned or sold under repurchase agreements
Securities sold under repurchase agreements decreased predominantly in IB, due to lower financing of the Firm’s trading assets, as well as lower client financing balances. For additional information on the Firm’s Liquidity Risk Management, see pages 62–66 of this Form 10-Q.
Commercial paper and other borrowed funds
Commercial paper and other borrowed funds increased, due to growth in the volume of liability balances in sweep accounts related to TSS’s cash management product, and a modest incremental increase in commercial paper issued in wholesale funding markets. For additional information on the Firm’s Liquidity Risk Management and other borrowed funds, see pages 62–66, and Note 18 on page 164 of this Form 10-Q.
Accounts payable and other liabilities
Accounts payable and other liabilities increased, largely due to higher IB Prime Services customer balances and additional litigation reserves, predominantly for mortgage-related matters.
Beneficial interests issued by consolidated VIEs
Beneficial interests decreased, predominantly due to maturities of Firm-sponsored credit card securitization transactions. For additional information on Firm-sponsored VIEs and loan securitization trusts, see Off–Balance Sheet Arrangements below, and Note 15 on pages 151–159 of this Form 10-Q.
Long-term debt
Long-term debt increased, due to net issuances of long-term borrowings. For additional information on the Firm’s long-term debt activities, see the Liquidity Risk Management discussion on pages 62–66 of this Form 10-Q.
Stockholders’ equity
Total stockholders’ equity increased, predominantly due to net income in the first half of 2011; a net increase in accumulated other comprehensive income, reflecting net unrealized gains on AFS securities associated with increased market values on agency MBS and municipal securities, partially offset by the widening of spreads on non-U.S. corporate debt, the realization of gains due to portfolio repositioning, and the net change in the fair values of derivatives used for cash flow-hedging purposes; and net issuances and commitments to issue under the Firm’s employee stock-based compensation plans. The increase was partially offset by repurchases of common stock and the declaration of cash dividends on common and preferred stock.

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
Special-purpose entities
SPEs are the most common type of VIE, used in securitization transactions in order to isolate certain assets and distribute related cash flows to investors. SPEs continue to be an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the Firm’s involvement with SPEs, see Note 15 on pages 151–159 of this Form 10-Q; and Note 1 on pages 164–165 and Note 15 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, the Firm could be required to provide funding if the short-term credit rating of JPMorgan Chase Bank, N.A., were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s, Standard & Poor’s and Fitch, respectively. The aggregate amounts of these liquidity commitments, to both consolidated and nonconsolidated SPEs, were $35.7 billion and $34.2 billion at June 30, 2011, and December 31, 2010, respectively. Alternatively, if JPMorgan Chase Bank, N.A., were downgraded, the Firm could be replaced by another liquidity provider in lieu of providing funding under the liquidity commitment or, in certain circumstances, the Firm could facilitate the sale or refinancing of the assets in the SPE in order to provide liquidity.
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

Revenue from VIEs and securitization entities(a)	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Multi-seller conduits	$44	$60	$92	$127
Investor intermediation	10	12	25	25
Other securitization entities(b)	361	544	773	1,088
Total	$415	$616	$890	$1,240

(a)	Includes revenue associated with both consolidated VIEs and significant nonconsolidated VIEs.

(b)	Excludes servicing revenue from loans sold to and securitized by third parties.
Off–balance sheet lending-related financial instruments, guarantees and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees and the Firm’s accounting for them, see Lending-related commitments on page 75 and Note 21 on pages 167–171 of this Form 10-Q; and Lending-related commitments on page 128 and Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report.
The following table presents, as of June 30, 2011, the amounts by contractual maturity of off–balance sheet lending-related financial instruments, guarantees and other commitments. The amounts in the table for credit card and home equity lending-related commitments represent the total available credit to borrowers for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products would be used by borrowers at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property or when there has been a demonstrable decline in the creditworthiness of the borrower. The accompanying table excludes certain guarantees that do not have a contractual maturity date (e.g., loan sale and securitization-related indemnification obligations). For further information, see discussion of Mortgage repurchase liability and Loan sale and securitization-related indemnifications on pages 53–56 and in Note 21 on pages 167–171, respectively, of this Form 10-Q, and Repurchase liability and Loan sale and securitization-related indemnifications on pages 98–101 and in Note 30 on pages 275–280, respectively, of JPMorgan Chase’s 2010 Annual Report.

Off–balance sheet lending-related financial instruments, guarantees and other commitments

	June 30, 2011					Dec 31, 2010
		Expires after 1 year through 3 years	Expires after 3 years through 5 years
By remaining maturity (in millions)	Expires in 1 year or less			Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$778	$4,182	$5,342	$6,963	$17,265	$17,662
Home equity – junior lien	1,615	8,384	9,364	9,223	28,586	30,948
Prime mortgage	1,117	—	—	—	1,117	1,266
Subprime mortgage	—	—	—	—	—	—
Auto	6,532	259	4	—	6,795	5,246
Business banking	9,279	378	73	316	10,046	9,702
Student and other	25	151	165	499	840	579
Total consumer, excluding credit card	19,346	13,354	14,948	17,001	64,649	65,403
Credit card	535,625	—	—	—	535,625	547,227
Total consumer	554,971	13,354	14,948	17,001	600,274	612,630
Wholesale:
Other unfunded commitments to extend credit(a)(b)	62,760	80,905	59,138	7,220	210,023	199,859
Standby letters of credit and other financial guarantees(a)(b)(c)(d)	27,369	39,083	26,546	4,052	97,050	94,837
Unused advised lines of credit	39,841	12,252	186	569	52,848	44,720
Other letters of credit(a)(d)	3,973	1,669	126	—	5,768	6,663
Total wholesale	133,943	133,909	85,996	11,841	365,689	346,079
Total lending-related	$688,914	$147,263	$100,944	$28,842	$965,963	$958,709
Other guarantees and commitments
Securities lending guarantees(e)	$205,411	$—	$—	$—	$205,411	$181,717
Derivatives qualifying as guarantees(f)	3,410	723	43,763	36,193	84,089	87,768
Unsettled reverse repurchase and securities borrowing agreements	59,570	—	—	—	59,570	39,927
Other guarantees and commitments(g)	1,113	232	308	4,524	6,177	6,492

(a)
At June 30, 2011, and December 31, 2010, represented the contractual amount net of risk participations totaling $608 million and $542 million, respectively, for Other unfunded commitments to extend credit; $22.3 billion and $22.4 billion, respectively, for Standby letters of credit and other financial guarantees; and $1.4 billion and $1.1 billion, respectively, for Other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(b)
At June 30, 2011, and December 31, 2010, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $46.4 billion and $43.4 billion, respectively. These commitments also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15 on pages 151–159 of this Form 10-Q.

(c)	At June 30, 2011, and December 31, 2010, included unissued Standby letters of credit commitments of $41.9 billion and $41.6 billion, respectively.

(d)
At June 30, 2011, and December 31, 2010, JPMorgan Chase held collateral relating to $39.3 billion and $37.8 billion, respectively, of Standby letters of credit; and $1.7 billion and $2.1 billion, respectively, of collateral related to Other letters of credit.

(e)
At June 30, 2011, and December 31, 2010, collateral held by the Firm in support of securities lending indemnification agreements totaled $207.9 billion and $185.0 billion, respectively. Securities lending collateral comprises primarily cash, and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)	Represents the notional amounts of derivative contracts qualifying as guarantees. For further discussion of guarantees, see Note 5 on pages 117–124 and Note 21 on pages 167–171 of this Form 10-Q.

(g)
At June 30, 2011, and December 31, 2010, included unfunded commitments of $876 million and $1.0 billion, respectively, to third-party private equity funds; and $1.5 billion and $1.4 billion, respectively, to other equity investments. These commitments included $815 million and $1.0 billion, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 102–114 of this Form 10-Q. In addition, at June 30, 2011, and December 31, 2010, included letters of credit hedged by derivative transactions and managed on a market risk basis of $3.8 billion and $3.8 billion, respectively .

Mortgage repurchase liability
In connection with the Firm’s mortgage loan sale and securitization activities with Fannie Mae and Freddie Mac (the “GSEs”) and other mortgage loan sale and private-label securitization transactions, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties; however, predominantly all of the repurchase demands received by the Firm and the Firm’s losses realized to date are related to loans sold to the GSEs. The primary reasons for repurchase demands from the GSEs relate to alleged misrepresentations primarily arising from: (i) credit quality and/or undisclosed debt of the borrower; (ii) income level and/or employment status of the borrower; and (iii) appraised value of collateral. In substantially all instances where mortgage insurance has been rescinded, this resulted in a violation of representations and warranties made to the GSEs and, therefore, has also been a cause of repurchase demands from the GSEs.
From 2005 to 2008, excluding Washington Mutual, loans sold to the GSEs subject to certain representations and warranties for which the Firm may be liable were approximately $380 billion; this amount represents the principal amount sold and has not been adjusted for subsequent activity, such as borrower repayments of principal or repurchases completed to date. In addition, from 2005 to 2008, Washington Mutual sold approximately $150 billion of loans to the GSEs subject to certain representations and warranties. Subsequent to the Firm’s acquisition of certain assets and liabilities of Washington Mutual from the FDIC in September 2008, the Firm resolved and/or limited certain current and future repurchase demands for loans sold to the GSEs by Washington Mutual, although it remains the Firm’s position that such obligations remain with the FDIC receivership. For additional information regarding loans sold to the GSEs, see Repurchase liability on pages 98–101 of JPMorgan Chase’s 2010 Annual Report.
The Firm also sells loans in securitization transactions with Ginnie Mae; these loans are typically insured or guaranteed by a government agency. The Firm, in its role as servicer, may elect, but is not required, to repurchase delinquent loans securitized by Ginnie Mae, including those that have been sold back to Ginnie Mae subsequent to modification. Amounts due under the terms of these repurchased loans continue to be insured and the reimbursement of insured amounts is proceeding normally. Accordingly, the Firm has not recorded any repurchase liability related to these loans.
From 2005 to 2008, the Firm and certain acquired entities made certain loan level representations and warranties in connection with approximately $450 billion of residential mortgage loans that were sold or deposited into private-label securitizations. Of the $450 billion originally sold or deposited (including $165 billion by Washington Mutual, as to which the Firm maintains that certain of the repurchase obligations remain with the FDIC receivership), approximately $185 billion of principal has been repaid (including $68 billion related to Washington Mutual). Approximately $90 billion of the principal has been liquidated (including $32 billion related to Washington Mutual), with an average loss severity of 58%. The remaining outstanding principal balance of these loans (including Washington Mutual) was, as of June 30, 2011, approximately $175 billion of which $62 billion was 60 days or more past due. The remaining outstanding principal balance of loans related to Washington Mutual was approximately $65 billion of which $23 billion were 60 days or more past due. For additional information regarding loans sold to private investors, see Repurchase liability on pages 98–101 of JPMorgan Chase’s 2010 Annual Report.
To date, loan-level repurchase demands in private-label securitizations have been limited. As a result, the Firm’s repurchase reserve primarily relates to loan sales to the GSEs and is predominantly calculated based on the Firm’s repurchase activity experience with the GSEs. While it is possible that the volume of repurchase demands from other investors in private-label securitizations will increase in the future, the Firm cannot offer a reasonable estimate of those future demands based on historical experience to date. To the extent that repurchase demands are received related to loans that the Firm purchased from third parties that remain viable, the Firm typically will have the right to seek a recovery of related repurchase losses from the related third party. Claims related to private-label securitizations (including claims from insurers that have guaranteed certain obligations of the securitization trusts) have, thus far, generally manifested themselves through securities-related litigation. The Firm does not consider these claims in estimating its repurchase liability; rather, the Firm separately evaluates its exposure to such litigation in establishing its litigation reserves. For additional information regarding litigation, see Note 23 on pages 172–179 of this Form 10-Q.
Estimated Mortgage Repurchase Liability
To estimate the Firm’s repurchase liability arising from breaches of representations and warranties, the Firm considers:

(i)	the level of outstanding unresolved repurchase demands,

(ii)
estimated probable future repurchase demands considering information about file requests, delinquent and liquidated loans, resolved and unresolved mortgage insurance rescission notices and the Firm's historical experience,

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
Based on these factors, the Firm has recognized a repurchase liability of $3.6 billion and $3.3 billion as of June 30, 2011, and December 31, 2010, respectively. For further discussion of the repurchase demand process and the approach used by the Firm to estimate the repurchase liability, see Repurchase liability on pages 98–101 of JPMorgan Chase’s 2010 Annual Report.

The following table provides information about outstanding repurchase demands and unresolved mortgage insurance rescission notices, excluding those related to Washington Mutual, at each of the past five quarter-end dates.
Outstanding repurchase demands and unresolved mortgage insurance rescission notices by counterparty type(a)

(in millions)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
GSEs and other	$1,826	$1,321	$1,251	$1,333	$1,562
Mortgage insurers	1,093	1,240	1,121	1,007	1,319
Overlapping population(b)	(145)	(127)	(104)	(109)	(239)
Total	$2,774	$2,434	$2,268	$2,231	$2,642

(a)
Prior periods have been revised to include repurchase demands and mortgage insurance rescission notices related to certain loans sold or deposited into private-label securitizations. The Firm’s outstanding repurchase demands are predominantly from the GSEs.

(b)
Because the GSEs may make repurchase demands based on mortgage insurance rescission notices that remain unresolved, certain loans may be subject to both an unresolved mortgage insurance rescission notice and an unresolved repurchase demand.

The following tables show the trend in repurchase demands and mortgage insurance rescission notices received by loan origination vintage, excluding those related to Washington Mutual, for the past five quarters. The Firm expects repurchase demands to remain at elevated levels.
Quarterly mortgage repurchase demands received by loan origination vintage(a)

(in millions)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Pre-2005	$32	$15	$39	$31	$37
2005	57	45	73	67	99
2006	363	158	198	213	300
2007	510	381	539	537	539
2008	301	249	254	191	186
Post-2008	89	94	65	46	53
Total repurchase demands received	$1,352	$942	$1,168	$1,085	$1,214
(a) Prior periods have been revised to include repurchase demands related to certain loans sold or deposited into private-label securitizations.

Quarterly mortgage insurance rescission notices received by loan origination vintage (a)

(in millions)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Pre-2005	$3	$5	$3	$5	$4
2005	24	32	9	7	9
2006	39	65	53	69	48
2007	72	144	142	134	182
2008	31	49	50	43	52
Post-2008	1	1	1	—	—
Total mortgage insurance rescissions received(b)	$170	$296	$258	$258	$295

(a)	Prior periods have been revised to include mortgage insurance rescission notices related to certain loans sold or deposited into private-label securitizations.

(b)
Mortgage insurance rescissions may ultimately result in a repurchase demand from the GSEs on a lagged basis. This table includes mortgage insurance rescission notices for which the GSEs may also have issued a repurchase demand.

Because the Firm has demonstrated an ability to cure certain types of defects more frequently than others (e.g., missing documents), trends in the types of defects identified as well as the Firm’s historical data are considered in estimating the future cure rate. Since the beginning of 2010, the Firm’s overall cure rate, excluding Washington Mutual, has been approximately 50%. Repurchases that have resulted from mortgage insurance rescissions are reflected in the Firm’s overall cure rate. While the actual cure rate may vary from quarter to quarter, the Firm expects that the overall cure rate will remain in the 40–50% range for the foreseeable future.
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
When a loan was originated by a third-party correspondent, the Firm typically has the right to seek a recovery of related repurchase losses from the correspondent originator. Correspondent-originated loans comprise approximately 59% of loans underlying outstanding repurchase demands, excluding those related to Washington Mutual. The actual third-party recovery rate may vary from quarter to quarter based upon the underlying mix of correspondents (e.g., active, inactive, out-of-business originators) from which recoveries are being sought.

The Firm has entered into agreements with two mortgage insurers to resolve their claims on certain portfolios for which the Firm is a servicer. These two agreements cover and have resolved approximately one-third of the Firm's total mortgage insurance rescission risk exposure, both in terms of the unpaid principal balance of serviced loans covered by mortgage insurance and the amount of mortgage insurance coverage. The impact of these agreements is reflected in the repurchase liability and the disclosed outstanding mortgage insurance rescission notices as of June 30, 2011. The Firm has considered its remaining unresolved mortgage insurance rescission risk exposure in estimating the repurchase liability as of June 30, 2011.
Substantially all of the estimates and assumptions underlying the Firm's established methodology for computing its recorded repurchase liability – including the amount of probable future demands from purchasers (which is in part based on the historical experience), the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure and recoveries from third parties – require application of a significant level of management judgment. Estimating the repurchase liability is further complicated by limited and rapidly changing historical data and uncertainty surrounding numerous external factors, including: (i) economic factors (for example, further declines in home prices and changes in borrower behavior may lead to increases in the number of defaults, the severity of losses, or both), and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties, such as the GSEs and mortgage insurers. While the Firm uses the best information available to it in estimating its repurchase liability, the estimation process is inherently uncertain, imprecise and potentially volatile as additional information is obtained and external factors continue to evolve.
The following table summarizes the change in the repurchase liability for each of the periods presented.
Summary of changes in mortgage repurchase liability

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Repurchase liability at beginning of period	$3,474	$1,982	$3,285	$1,705
Realized losses(a)	(241)	(317)	(472)	(563)
Provision for repurchase losses	398	667	818	1,190
Repurchase liability at end of period	$3,631	$2,332	$3,631	$2,332

(a)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expenses. Make-whole settlements were $126 million and $150 million for the three months ended June 30, 2011 and 2010, respectively, and $241 million and $255 million for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes the total unpaid principal balance of repurchases during the periods indicated.
Unpaid principal balance of mortgage loan repurchases(a)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Ginnie Mae(b)	$1,228	$3,230	$2,713	$5,240
GSEs and other(c)(d)	247	494	463	815
Total	$1,475	$3,724	$3,176	$6,055

(a)	Excludes mortgage insurers. While the rescission of mortgage insurance may ultimately trigger a repurchase demand, the mortgage insurers themselves do not present repurchase demands to the Firm.

(b)
In substantially all cases, these repurchases represent the Firm’s voluntary repurchase of certain delinquent loans from loan pools or packages as permitted by Ginnie Mae guidelines (i.e., they do not result from repurchase demands due to breaches of representations and warranties). The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, the Federal Housing Administration (“FHA”), Rural Housing Administration (“RHA”) and/or the U.S. Department of Veterans Affairs (“VA”).

(c)	Predominantly all of the repurchases related to GSEs.

(d)
Nonaccrual loans held-for-investment included $378 million and $354 million at June 30, 2011, and December 31, 2010, respectively, of loans repurchased as a result of breaches of representations and warranties.

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
Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. As of June 30, 2011, and December 31, 2010, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.
The following table presents the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries at June 30, 2011, and December 31, 2010. These amounts are determined in accordance with regulations issued by the Federal Reserve and/or OCC.

	JPMorgan Chase & Co.(i)		JPMorgan Chase Bank, N.A.(j)		Chase Bank USA, N.A.(j)		Well-capitalized ratios(j)	Minimum capital ratios(j)
(in millions, except ratios)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Regulatory capital
Tier 1(a)	$148,880	$142,450	$93,498	$91,764	$13,299	$12,966
Total	187,899	182,216	131,537	130,444	16,789	16,659
Tier 1 common(b)	121,209	114,763	92,715	90,981	13,299	12,966

Assets
Risk-weighted(c)(d)	1,198,711	1,174,978	1,003,568	965,897	102,460	116,992
Adjusted average(e)	2,129,510	2,024,515	1,701,794	1,611,486	104,073	117,368

Capital ratios
Tier 1(a)(f)	12.4%	12.1%	9.3%	9.5%	13.0%	11.1%	6.0%	4.0%
Total(g)	15.7	15.5	13.1	13.5	16.4	14.2	10.0	8.0
Tier 1 leverage(h)	7.0	7.0	5.5	5.7	12.8	11.0	5.0 (k)	3.0 (l)
Tier 1 common(b)	10.1	9.8	9.2	9.4	13.0	11.1	NA	NA

(a)
At June 30, 2011, for JPMorgan Chase and JPMorgan Chase Bank, N.A., trust preferred capital debt securities were $19.7 billion and $600 million, respectively. If these securities were excluded from the calculation at June 30, 2011, Tier 1 capital would be $129.1 billion and $92.9 billion, respectively, and corresponding Tier 1 capital ratios would be 10.8% and 9.3%, respectively. At June 30, 2011, Chase Bank USA, N.A. had no trust preferred capital debt securities.

(b)
The Tier 1 common ratio is Tier 1 common divided by RWA. Tier 1 common capital is defined as Tier 1 capital less elements of capital not in the form of common equity, such as perpetual preferred stock, noncontrolling interests in subsidiaries, and trust preferred capital debt securities. Tier 1 common capital, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of the Firm’s capital with the capital of other financial services companies. The Firm uses Tier 1 common along with the other capital measures to assess and monitor its capital position.

(c)
Risk-weighted assets (“RWA”) consist of on– and off–balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On–balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off–balance sheet assets such as lending-related commitments, guarantees, derivatives and other off–balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on–balance sheet credit-equivalent amount, which is then risk-weighted based on the same factors used for on–balance sheet assets. RWA also incorporates a measure for the market risk related to applicable trading assets – debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total RWA.

(d)
Included off–balance sheet RWA at June 30, 2011, of $300.8 billion, $287.5 billion and $30 million, and at December 31, 2010, of $282.9 billion, $274.2 billion and $31 million, for JPMorgan Chase, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., respectively.

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

(f)
Tier 1 capital ratio is Tier 1 capital divided by RWA. Tier 1 capital consists of common stockholders’ equity, perpetual preferred stock, noncontrolling interests in subsidiaries and trust preferred capital debt securities, less goodwill and certain other adjustments.

(g)
Total capital ratio is Total capital divided by RWA. Total capital is Tier 1 capital plus Tier 2 capital. Tier 2 capital consists of preferred stock not qualifying as Tier 1, subordinated long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of RWA.

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
Note: Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. At June 30, 2011, and December 31, 2010, the Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $576 million and $647 million, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $2.1 billion and $1.9 billion, respectively.
A reconciliation of Total stockholders’ equity to Tier 1 common capital, Tier 1 capital and Total qualifying capital is presented in the table below.

Risk-based capital components and assets
(in millions)	June 30, 2011	December 31, 2010
Total stockholders’ equity	$182,879	$176,106
Less: Preferred stock	7,800	7,800
Common stockholders’ equity	175,079	168,306
Effect of certain items in accumulated other comprehensive income/(loss) excluded from Tier 1 common equity	(1,359)	(748)
Less: Goodwill(a)	46,826	46,915
Fair value DVA on derivative and structured note liabilities related to the Firm’s credit quality	1,339	1,261
Investments in certain subsidiaries and other	995	1,032
Other intangible assets(a)	3,351	3,587
Tier 1 common	121,209	114,763
Preferred stock	7,800	7,800
Qualifying hybrid securities and noncontrolling interests(b)	19,871	19,887
Total Tier 1 capital	148,880	142,450
Long-term debt and other instruments qualifying as Tier 2	23,884	25,018
Qualifying allowance for credit losses	15,221	14,959
Adjustment for investments in certain subsidiaries and other	(86)	(211)
Total Tier 2 capital	39,019	39,766
Total qualifying capital	$187,899	$182,216
Risk-weighted assets	1,198,711	1,174,978
Total adjusted average assets	$2,129,510	$2,024,515

(a)	Goodwill and other intangible assets are net of any associated deferred tax liabilities.

(b)	Primarily includes trust preferred capital debt securities of certain business trusts.
The Firm’s Tier 1 common capital was $121.2 billion at June 30, 2011, compared with $114.8 billion at December 31, 2010, an increase of $6.4 billion. The increase was predominantly due to net income (adjusted for DVA) of $10.9 billion and net issuances and commitments to issue common stock under the Firm’s employee stock-based compensation plans of $1.1 billion. The increase was partially offset by $3.6 billion of repurchases of common stock and $2.4 billion of dividends on common and preferred stock. The Firm’s Tier 1 capital was $148.9 billion at June 30, 2011, compared with $142.5 billion at December 31, 2010, an increase of $6.4 billion. The increase in Tier 1 capital reflected the increase in Tier 1 common. Additional information regarding the Firm’s capital ratios and the federal regulatory capital standards to which it is subject is presented in Regulatory developments on pages 9–10 and Part II, Item 1A, Risk Factors on pages 192–193 of this Form 10-Q, and Note 29 on pages 273–274 of JPMorgan Chase’s 2010 Annual Report.
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

Basel III
In addition to the Basel II Framework, on December 16, 2010, the Basel Committee issued the final version of the Capital Accord, commonly referred to as “Basel III”, which revised Basel II by, among other things, narrowing the definition of capital, increasing capital requirements for specific exposures, introducing short-term liquidity coverage and term funding standards, and establishing an international leverage ratio. The Basel Committee also announced higher capital ratio requirements under Basel III, which provide that the common equity requirement will be increased to 7%, comprised of a minimum of 4.5% plus a 2.5% capital conservation buffer.
On June 25, 2011, the Basel Committee announced an agreement to require GSIBs to maintain higher Tier 1 common requirements ranging from 1% to 2.5%. In addition, the Basel Committee stated it intended to require certain GSIBs to maintain an additional Tier 1 common requirement of 1% under certain circumstances, to act as a disincentive for the applicable GSIB from taking actions that would further increase its systemic importance. On July 19, 2011, the Basel Committee published a proposal on the GSIB assessment methodology, which reflects an approach based on five broad categories: size; interconnectedness; lack of substitutability; cross-jurisdictional activity; and complexity.
In addition, the U.S. federal banking agencies have published, for public comment, proposed risk-based capital floors pursuant to the requirements of the Dodd-Frank Act to establish a permanent Basel I floor under Basel II and Basel III capital calculations.
The Firm fully expects to be in compliance with the higher Basel III capital standards when they become effective on January 1, 2019, as well as any additional Dodd-Frank Act capital requirements when they are implemented. The Firm estimates that its Tier 1 common ratio under Basel III rules would be 7.6% as of June 30, 2011. Management considers this estimate, which is a non-GAAP financial measure, as a key measure to assess the Firm’s capital position in conjunction with its capital ratios under Basel I requirements, in order to enable management, investors and analysts to compare the Firm’s capital under the Basel III capital standards with similar estimates provided by other financial services companies.
Estimated Tier 1 common under Basel III rules
The following table presents a comparison of Tier 1 common under Basel I rules to an estimated Tier 1 common (a non-GAAP financial measure) under Basel III rules. Tier 1 common under Basel III includes additional adjustments and deductions not included in Basel I Tier 1 common, such as the inclusion of accumulated other comprehensive income (“AOCI”) related to available-for-sale (“AFS”) securities and defined benefit pension and other postretirement employee benefit plans, and the deduction of the Firm’s defined benefit pension fund assets.

(in millions, except ratios)	June 30, 2011
Tier 1 common under Basel I rules	$121,209
Adjustments related to AFS securities and defined benefit pension and other postretirement employee benefit plans-related components of AOCI	1,362
Deduction for net defined benefit pension asset	(2,595)
All other adjustments	(26)
Estimated Tier 1 common under Basel III rules	$119,950
Estimated risk-weighted assets under Basel III rules(a)	$1,569,410
Estimated Tier 1 common ratio under Basel III rules:(b)	7.6%

(a)
Key differences in the calculation of risk-weighted assets between Basel I and Basel III include: (a) Basel III credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters whereas, Basel I RWA is based on fixed supervisory risk weights which vary only by counterparty type and asset class; (b) Basel III market risk RWA reflects the new capital requirements related to trading assets and securitizations (released by the Basel Committee in July 2009), which include incremental capital requirements for stress VaR, correlation trading, and re-securitization positions; and (c) Basel III includes RWA for operational risk whereas, Basel I does not.

(b)	The Tier 1 common ratio is Tier 1 common divided by RWA.
The Firm’s estimate of its Tier 1 common ratio under Basel III reflects its current understanding of the Basel III rules and the application of such rules to its businesses as currently conducted, and therefore excludes the impact of any changes the Firm may make in the future to its businesses as a result of implementing the Basel III rules. The Firm’s understanding of the Basel III rules are based on information currently published by the Basel Committee and U.S. federal banking agencies. The Firm intends to maintain its strong liquidity position in the future as the short-term liquidity coverage and term funding standards of the Basel III rules are implemented, in 2015 and 2018, respectively. In order to do so the Firm believes it may need to modify the liquidity profile of certain of its assets and liabilities. Implementation of the Basel III rules may also cause the Firm to increase prices on, or alter the types of, products it offers to its customers and clients.
The Basel III revisions governing liquidity and capital requirements are subject to prolonged observation and transition periods. The observation periods for both the liquidity coverage ratio and term funding standards begin in 2011, with implementation in 2015 and 2018, respectively. The transition period for banks to meet the revised Tier 1 common equity requirement will begin in 2013, with implementation on January 1, 2019. The additional capital requirements for GSIBs will be phased-in starting January 1, 2016, with full implementation on January 1, 2019. The Firm will continue to monitor the ongoing rule-making process to assess both the timing and the impact of Basel III on its businesses and financial condition.

Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are J.P. Morgan Securities LLC (“JPMorgan Securities”) and J.P. Morgan Clearing Corp. (“JPMorgan Clearing”). JPMorgan Clearing is a subsidiary of JPMorgan Securities and provides clearing and settlement services. JPMorgan Securities and JPMorgan Clearing are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities and JPMorgan Clearing are also registered as futures commission merchants and subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”). Effective June 1, 2011, J.P. Morgan Futures Inc., a registered Futures Commission Merchant and a wholly owned subsidiary of JPMorgan Chase, merged with and into JPMorgan Securities. The merger created a combined Broker-Dealer / Futures Commission Merchant entity that provides capital and operational efficiencies.
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At June 30, 2011, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $11.3 billion, exceeding the minimum requirement by $9.8 billion, and JPMorgan Clearing’s net capital was $7.0 billion, exceeding the minimum requirement by $5.0 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the U.S. Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of June 30, 2011, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
Economic risk capital
JPMorgan Chase assesses its capital adequacy relative to the risks underlying its business activities, using internal risk-assessment methodologies. The Firm measures economic capital primarily based on four risk factors: credit, market, operational and private equity risk.

Economic risk capital	Quarterly Averages
(in billions)	2Q11	4Q10	2Q10
Credit risk	$47.6	$50.9	$48.1
Market risk	15.4	14.9	15.6
Operational risk	8.5	7.3	7.5
Private equity risk	7.3	6.9	6.0
Economic risk capital	78.8	80.0	77.2
Goodwill	48.8	48.8	48.3
Other(a)	46.5	38.0	33.6
Total common stockholders’ equity	$174.1	$166.8	$159.1

(a)	Reflects additional capital required, in the Firm’s view, to meet its regulatory and debt rating objectives.
Line of business equity
Equity for a line of business represents the amount the Firm believes the business would require if it were operating independently, incorporating sufficient capital to address regulatory capital requirements (including Basel III Tier 1 common capital requirements), economic risk measures and capital levels for similarly rated peers. Capital is also allocated to each line of business for, among other things, goodwill and other intangibles associated with acquisitions effected by the line of business. ROE is measured and internal targets for expected returns are established as key measures of a business segment’s performance. Effective January 1, 2011, capital allocated to CS was reduced by $2.0 billion, to $13.0 billion, largely reflecting portfolio runoff and the improving risk profile of the business; capital allocated to TSS was increased by $500 million, to $7.0 billion, reflecting growth in the underlying business. The Firm continues to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments, and further refinements may be implemented in future periods.

Line of business equity
(in billions)	June 30, 2011	December 31, 2010
Investment Bank	$40.0	$40.0
Retail Financial Services	28.0	28.0
Card Services	13.0	15.0
Commercial Banking	8.0	8.0
Treasury & Securities Services	7.0	6.5
Asset Management	6.5	6.5
Corporate/Private Equity	72.6	64.3
Total common stockholders’ equity	$175.1	$168.3

Line of business equity	Quarterly Averages
(in billions)	2Q11	4Q10	2Q10
Investment Bank	$40.0	$40.0	$40.0
Retail Financial Services	28.0	28.0	28.0
Card Services	13.0	15.0	15.0
Commercial Banking	8.0	8.0	8.0
Treasury & Securities Services	7.0	6.5	6.5
Asset Management	6.5	6.5	6.5
Corporate/Private Equity	71.6	62.8	55.1
Total common stockholders’ equity	$174.1	$166.8	$159.1

Capital actions
Dividends
On March 18, 2011, the Board of Directors increased the Firm’s quarterly common stock dividend from $0.05 to $0.25 per share, effective with the dividend paid on April 30, 2011, to shareholders of record on April 6, 2011. The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook; desired dividend payout ratio; capital objectives; and alternative investment opportunities. The Firm’s current expectation is to return to a payout ratio of approximately 30% of normalized earnings over time. When management and the Board determine that it is appropriate to consider further increasing the common stock dividend, the Firm expects to review those plans with its regulators before taking action. For a further discussion of the Firm’s dividend payments, see Dividends on page 106 of JPMorgan Chase’s 2010 Annual Report.
Stock repurchases
On March 18, 2011, the Board of Directors approved a $15.0 billion common equity repurchase program, of which $8.0 billion is authorized for repurchase in 2011. The $15.0 billion repurchase program supersedes a $10.0 billion repurchase program approved in 2007. During the three and six months ended June 30, 2011, the Firm repurchased an aggregate of 80 million and 82 million shares, for $3.5 billion and $3.6 billion, at an average price per share of $43.33 and $43.39, respectively. As of June 30, 2011, $11.4 billion of authorized repurchase capacity remained, of which $4.4 billion of approved capacity remains for use during 2011. For the seven months ended July 31, 2011, the Firm has repurchased an aggregate of 99 million shares for $4.3 billion at an average price per share of $42.91.
Management and the Board will continue to assess and make decisions regarding alternatives for deploying capital, as appropriate, over the course of the year. Any planned use of the repurchase program beyond the repurchases approved for 2011 will be reviewed by the Firm with banking regulators before taking action. For a further discussion of the Firm’s stock repurchase program, see Stock repurchases on page 106 of JPMorgan Chase’s 2010 Annual Report.
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common stock – for example, during internal trading “black-out periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 193–194 of this Form 10-Q.

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
JPMorgan Chase’s primary sources of liquidity include a diversified deposit base, which was $1,048.7 billion at June 30, 2011, and access to the equity capital markets and long-term unsecured and secured funding sources, including through asset securitizations and borrowings from Federal Home Loan Banks (“FHLBs”). Additionally, JPMorgan Chase maintains significant amounts of highly-liquid unencumbered assets. The Firm actively monitors the availability of funding in the wholesale markets across various geographic regions and in various currencies. The Firm’s ability to generate funding from a broad range of sources in a variety of geographic locations and in a range of tenors is intended to enhance financial flexibility and limit funding concentration risk.
Management considers the Firm’s liquidity position to be strong, based on its liquidity metrics as of June 30, 2011, and believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations. The Firm was able to access the funding markets as needed during the six months ended June 30, 2011.
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
Liquidity monitoring
The Firm employs a variety of metrics to monitor and manage liquidity. One set of analyses used by the Firm relates to the timing of liquidity sources versus liquidity uses (e.g., funding gap analysis and parent holding company funding, as discussed below). A second set of analyses focuses on measurements of the Firm’s reliance on short-term unsecured funding as a percentage of total liabilities, as well as the relationship of short-term unsecured funding to highly-liquid assets, the deposits-to-loans ratio and other balance sheet measures.
The Firm performs regular liquidity stress tests as part of its liquidity monitoring activities. The purpose of the liquidity stress tests is intended to ensure sufficient liquidity for the Firm under both idiosyncratic and systemic market stress conditions. These scenarios measure the Firm’s liquidity position across a full-year horizon by analyzing the net funding gaps resulting from contractual and contingent cash and collateral outflows versus the Firm’s ability to generate additional liquidity by pledging or selling excess collateral and issuing unsecured debt. The scenarios are produced for the parent holding company and major bank subsidiaries as well as the Firm’s major U.S. broker-dealer subsidiaries.
The Firm currently has liquidity in excess of its projected full-year liquidity needs under both the idiosyncratic stress scenario (which evaluates the Firm’s net funding gap after a short-term ratings downgrade to A-2/P-2), as well as under the systemic market stress scenario (which evaluates the Firm’s net funding gap during a period of severe market stress similar to market conditions in 2008 and assumes that the Firm is not uniquely stressed versus its peers).
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

Global Liquidity Reserve
In addition to the parent holding company, the Firm maintains a significant amount of liquidity – primarily at its bank subsidiaries, but also at its nonbank subsidiaries. The Global Liquidity Reserve represents consolidated sources of available liquidity to the Firm, including cash on deposit at central banks, and cash proceeds reasonably expected to be received in secured financings of highly liquid, unencumbered securities – such as government-issued debt, government- and FDIC-guaranteed corporate debt, U.S. government agency debt, and agency mortgage-backed securities (“MBS”). The liquidity amount estimated to be realized from secured financings is based on management’s current judgment and assessment of the Firm’s ability to quickly raise secured financings. The Global Liquidity Reserve also includes the Firm’s borrowing capacity at various FHLBs, the Federal Reserve Bank discount window and various other central banks from collateral pledged by the Firm to such banks. Although considered as a source of available liquidity, the Firm does not view borrowing capacity at the Federal Reserve Bank discount window and various other central banks as a primary source of funding. As of June 30, 2011, the Global Liquidity Reserve was estimated to be approximately $404 billion, compared with approximately $262 billion at December 31, 2010. The increase in the Global Liquidity Reserve reflected a higher level of balances due from Federal Reserve Banks, predominantly driven by overall growth in wholesale clients’ cash management activities during the first six months of 2011 and an increase in inflows of short-term wholesale deposits from TSS clients toward the end of June 2011.
In addition to the Global Liquidity Reserve, the Firm has significant amounts of other high-quality, marketable securities available to raise liquidity, such as corporate debt and equity securities.
Funding
Sources of funds
A key strength of the Firm is its diversified deposit franchise, through the RFS, CB, TSS and AM lines of business, which provides a stable source of funding and decreases reliance on the wholesale markets. As of June 30, 2011, total deposits for the Firm were $1,048.7 billion, compared with $930.4 billion at December 31, 2010. Average total deposits for the Firm were $979.9 billion and $878.6 billion for the three months ended June 30, 2011 and 2010, respectively, and were $955.3 billion and $878.0 billion for the six months ended June 30, 2011 and 2010, respectively. The Firm typically experiences higher customer deposit inflows at period-ends. A significant portion of the Firm’s deposits are retail deposits (36% and 40% at June 30, 2011, and December 31, 2010, respectively), which are considered particularly stable as they are less sensitive to interest rate changes or market volatility. A significant portion of the Firm’s wholesale deposits are also considered to be stable sources of funding due to the nature of the relationships from which they are generated, particularly customers’ operating service relationships with the Firm. As of June 30, 2011, the Firm's deposits-to-loans ratio was 152%, compared with 134% at December 31, 2010. For further discussions of deposit and liability balance trends, see the discussion of the results for the Firm’s business segments and the Balance Sheet Analysis on pages 17–48 and 49–51, respectively, of this Form 10-Q.
Additional sources of funding include a variety of unsecured and secured short-term and long-term instruments. Short-term unsecured funding sources include federal funds and Eurodollars purchased, certificates of deposit, time deposits, commercial paper and other borrowed funds. Long-term unsecured funding sources include long-term debt, preferred stock and common stock.
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
Total commercial paper liabilities were $51.2 billion as of June 30, 2011, compared with $35.4 billion as of December 31, 2010. However, of those totals, $43.5 billion and $29.2 billion as of June 30, 2011, and December 31, 2010, respectively, originated from deposits that customers chose to sweep into commercial paper liabilities as a cash management product offered by the Firm. Therefore, commercial paper liabilities sourced from wholesale funding markets were $7.7 billion as of June 30, 2011, compared with $6.2 billion as of December 31, 2010; in addition, the average balance of commercial paper liabilities sourced from wholesale funding markets were $7.4 billion and $7.9 billion for the three and six months ended June 30, 2011, respectively.
Securities loaned or sold under agreements to repurchase, generally mature between one day and three months, are secured predominantly by high-quality securities collateral, including government-issued debt, agency debt and agency MBS. The balances of securities loaned or sold under agreements to repurchase, which constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements, was $252.6 billion as of June 30, 2011, compared with $273.3 billion as of December 31, 2010; the average balance was $277.4 billion and $274.3 billion for the three and six months ended June 30, 2011, respectively. At June 30, 2011, the decline in the balance, compared with the balance at December 31, 2010, and the average balances for the three and six months ended June 30, 2011, was driven by lower financing of the Firm's trading assets as well as lower client financing balances. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the Firm’s matched book activity; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment and trading portfolios); and other market and portfolio factors. For additional information, see the Balance Sheet Analysis on pages 49–51, Note 12 on page 133 and Note 18 on page 164 of this Form 10-Q.
Total other borrowed funds was $30.2 billion as of June 30, 2011, compared with $34.3 billion as of December 31, 2010; the average balance of other borrowed funds was $36.9 billion and $35.2 billion for the three and six months ended June 30, 2011, respectively. At June 30, 2011, the decline in the balance, compared with the balance at December 31, 2010, and the average balances for the three and six months ended June 30, 2011, was predominantly driven by lower financing of the Firm's trading assets, and maturities of short-term unsecured bank notes and short-term FHLB advances.
Long-term funding and issuance
During the three months ended June 30, 2011, the Firm issued $18.8 billion of long-term debt, including $12.9 billion of senior notes issued in the U.S. market, $1.4 billion of senior notes issued in non-U.S. markets, and $4.5 billion of IB structured notes. In addition, in July 2011, the Firm issued $2.3 billion of senior notes in the U.S. market. During the three months ended June 30, 2010, the Firm issued $7.1 billion of long-term debt, including $1.3 billion of senior notes issued in U.S. markets, $1.5 billion of trust preferred capital debt securities, and $4.3 billion of IB structured notes. During the three months ended June 30, 2011, $11.4 billion of long-term debt matured or was redeemed, including $4.5 billion of IB structured notes. During the three months ended June 30, 2010, $16.2 billion of long-term debt matured or was redeemed, including $5.4 billion of IB structured notes.
During the six months ended June 30, 2011, the Firm issued $31.8 billion of long-term debt, including $19.9 billion of senior notes issued in the U.S. market, $4.1 billion of senior notes issued in non-U.S. markets, and $7.8 billion of IB structured notes. During the six months ended June 30, 2010, the Firm issued $18.0 billion of long-term debt, including $6.9 billion of senior notes issued in U.S. markets, $904 million of senior notes issued in non-U.S. markets, $1.5 billion of trust preferred capital debt securities and $8.7 billion of IB structured notes. During the six months ended June 30, 2011, $29.5 billion of long-term debt matured or was redeemed, including $10.1 billion of IB structured notes. During the six months ended June 30, 2010, $30.3 billion of long-term debt matured or was redeemed, including $12.8 billion of IB structured notes.
In addition to the unsecured long-term funding and issuances discussed above, the Firm securitizes consumer credit card loans, residential mortgages, auto loans and student loans for funding purposes. During the three months ended June 30, 2011, the Firm securitized $1.0 billion of credit card loans, and $3.2 billion of loan securitizations matured or were redeemed, including $3.0 billion of credit card loan securitizations, $39 million of residential mortgage loan securitizations and $77 million of student loan securitizations. During the three months ended June 30, 2010, the Firm did not securitize any loans through consolidated or nonconsolidated securitization trusts for funding purposes, and $6.8 billion of loan securitizations matured or were redeemed, including $6.6 billion of credit card loan securitizations, $47 million of residential mortgage loan securitizations, $72 million of student loan securitizations, and $36 million of auto loan securitizations.
During the six months ended June 30, 2011, the Firm securitized $1.0 billion of credit card loans, and $9.8 billion of loan securitizations matured or were redeemed, including $9.6 billion of credit card loan securitizations, $83 million of residential mortgage loan securitizations and $153 million of student loan securitizations. During the six months ended June 30, 2010, the Firm did not securitize any loans through consolidated or nonconsolidated securitization trusts for funding purposes, and $13.5 billion of loan securitizations matured or were redeemed, including $13.2 billion of credit card loan securitizations, $90 million of residential mortgage loan securitizations, $156 million of student loan securitizations, and $75 million of auto loan securitizations.
In addition, the Firm’s wholesale businesses securitize loans for client-driven transactions and those client-driven loan securitizations are not considered to be a source of funding for the Firm. For the three months ended June 30, 2011 and 2010, $265 million and $352 million, respectively, of client-driven loan securitizations matured or were redeemed. For the six months ended June 30, 2011 and 2010, $277 million and $1.1 billion, respectively, of client-driven loan securitizations matured or were redeemed. For further discussion of loan securitizations, see Note 16 on pages 159–163 in this Form 10-Q.
During the three months ended June 30, 2011, the Firm did not borrow from FHLBs and there were $5 million of maturities. For the three months ended June 30, 2010, the Firm borrowed $1.0 billion from FHLBs, which were more than offset by $5.0 billion of maturities. During the six months ended June 30, 2011, the Firm borrowed $4.0 billion from FHLBs, which were partially offset by $2.5 billion of maturities. For the six months ended June 30, 2010, the Firm borrowed $2.5 billion from FHLBs, which were more than offset by $13.5 billion of maturities.

Cash flows
Cash and due from banks was $30.5 billion and $32.8 billion at June 30, 2011 and 2010, respectively. These balances increased by $2.9 billion from December 31, 2010 and $6.6 billion from December 31, 2009, respectively. The following discussion highlights the major activities and transactions that affected JPMorgan Chase’s cash flows for the six months ended June 30, 2011 and June 30, 2010, respectively.
Cash flows from operating activities
JPMorgan Chase’s operating assets and liabilities support the Firm’s capital markets and lending activities, including the origination or purchase of loans initially designated as held-for-sale. Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by client-driven and risk management activities, and market conditions. Management believes cash flows from operations, available cash balances and the Firm’s ability to generate cash through short- and long-term borrowings are sufficient to fund the Firm’s operating liquidity needs.
For the six months ended June 30, 2011, net cash provided by operating activities was $58.7 billion. This resulted from a decrease in trading assets – debt and equity instruments, driven by client market-making activity in IB, primarily due to declines in U.S. government agency mortgage-backed securities and equity securities, partially offset by an increase in non-U.S. government debt securities; a decrease in trading assets – derivative receivables largely due to a reduction in foreign exchange derivatives partially offset by an increase in equity derivatives from IB’s market-making activity; and an increase in accounts payable and other liabilities largely due to higher IB Prime Services customer balances. Partially offsetting these cash proceeds were a decrease in trading liabilities – derivatives payable largely due to the aforementioned reduction of the foreign exchange derivatives partially offset by the increase in equity derivatives; and an increase in accrued interest and accounts receivable largely reflecting higher receivables from securities transactions pending settlement. Net cash generated from operating activities was higher than net income largely as a result of adjustments for noncash items such as the provision for credit losses, depreciation and amortization, and stock-based compensation. Additionally, cash provided by proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell was slightly higher than cash used to acquire such loans, and also reflected a higher level of activity over the prior-year period.
For the six months ended June 30, 2010, net cash provided by operating activities was $45.7 billion, primarily driven by an increase in trading liabilities, reflecting an increase in business activity in markets outside of the U.S., mainly Asia/Pacific, in the first quarter of 2010, partially offset by a decrease in trading assets driven by lower client flows as a result of unfavorable financial markets in the second quarter of 2010. Also, net cash generated from operating activities was higher than net income, largely as a result of adjustments for non-cash items such as the provision for credit losses, stock-based compensation, and depreciation and amortization. Proceeds from sales and paydowns of loans originated or purchased with an initial intent to sell were higher than cash used to acquire such loans.
Cash flows from investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the AFS securities portfolio and other short-term interest-earning assets. For the six months ended June 30, 2011, net cash of $145.8 billion was used in investing activities. This resulted from a significant increase in deposits with banks reflecting a higher level of deposit balances at Federal Reserve Banks predominantly the result of an overall growth in wholesale clients' cash management activities in the first six months of 2011, as well as an increase in inflows of short-term wholesale deposits from TSS clients toward the end of June 2011, and an increase in wholesale loans reflecting growth in client activity in all of the Firm’s wholesale businesses. Partially offsetting these cash outflows were a decline in securities purchased under resale agreements, predominantly in IB, reflecting lower client financing activity; a decrease in credit card loans in CS reflecting lower seasonal balances, higher repayment rates, continued runoff of the Washington Mutual portfolio and the sale of the Kohl’s portfolio; and a decrease in loans in RFS reflecting paydowns, portfolio runoff and repayments.
For the six months ended June 30, 2010, net cash of $73.7 billion was provided by investing activities. This resulted from a decrease in deposits with banks largely due to a decline in deposits placed with the Federal Reserve Bank and lower interbank lending as market stress had gradually eased since the end of 2009; a net decrease in the loan portfolio, driven by a decline in credit card loans due to the runoff of the Washington Mutual portfolio and a decrease in lower-yielding promotional loans; continued runoff of the residential real estate portfolios in RFS; and repayments and loan sales in IB and continued low client demand for wholesale loans; and proceeds from sales and maturities of AFS securities used in the Firm’s interest rate risk management activities being higher than cash used to acquire such securities.
Cash flows from financing activities
The Firm’s financing activities primarily reflect cash flows related to taking customer deposits, and issuing long-term debt as well as preferred and common stock. For the six months ended June 30, 2011, net cash provided by financing activities was $89.3 billion. This was largely driven by a significant increase in deposits predominantly as a result of an overall growth in wholesale clients' cash management activities during the first six months of 2011, an increase in inflows of short-term wholesale deposits from TSS clients toward the end of June 2011, and growth in the number of clients and higher balances in CB, AM and RFS (the RFS deposits were net of the attrition related to inactive and low-balance Washington Mutual accounts); an increase in commercial paper and other borrowed funds due to growth in the volume of liability balances in sweep accounts related to TSS’s cash management product; and a modest incremental increase in commercial paper issued in wholesale funding markets. Cash was used to reduce securities sold under repurchase agreements, predominantly in IB, due to lower financings of the Firm’s trading assets as well as lower client financing balances; for net repayments of long-term borrowings, including a decline in long-term beneficial interests issued by consolidated VIEs due to maturities of Firm-sponsored credit card securitization transactions; for repurchases of common stock and payments of cash dividends on common and preferred stock.
In the first six months of 2010, net cash used in financing activities was $112.3 billion. This resulted from a decline in deposits associated with wholesale funding activities reflecting the Firm’s lower funding needs; a decline in TSS deposits reflecting the normalization of deposit levels, offset partially by net inflows from existing customers and new business in AM, CB and RFS; net repayment of long-term borrowings, including a decline in long-term beneficial interests issued by consolidated VIEs due to maturities of Firm-sponsored credit card securitization transactions and a decline in long-term advances from FHLBs due to maturities; payments of cash dividends; and repurchases of common stock. Additionally, cash was used as a result of a decline in securities loaned or sold under repurchase agreements largely due to reduced funding requirements associated with lower AFS securities in Corporate and reduced short-term funding requirements in IB.
Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 52, and Note 5 on pages 117–124, respectively, of this Form 10-Q.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures.
The credit ratings of the parent holding company and each of the Firm’s significant banking subsidiaries as of June 30, 2011, were as follows.

	Short-term debt			Senior long-term debt
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
JPMorgan Chase & Co.	P-1	A-1	F1+	Aa3	A+	AA-
JPMorgan Chase Bank, N.A.	P-1	A-1+	F1+	Aa1	AA-	AA-
Chase Bank USA, N.A.	P-1	A-1+	F1+	Aa1	AA-	AA-

The senior unsecured ratings from Moody’s, S&P and Fitch on JPMorgan Chase and its principal bank subsidiaries remained unchanged at June 30, 2011, from December 31, 2010. At June 30, 2011, Moody’s outlook was negative, while S&P’s and Fitch’s outlook was stable.
On July 18, 2011, Moody’s placed the long-term debt ratings of the Firm and its subsidiaries under review for possible downgrade. The Firm’s current long-term debt ratings by Moody’s reflect “support uplift” above the Firm’s stand-alone financial strength due to Moody’s assessment of the likelihood of U.S. government support. Moody’s action was directly related to Moody’s placing the U.S. government’s Aaa rating on review for possible downgrade on July 13, 2011. Moody’s indicated that the action did not reflect a change to Moody’s opinion of the Firm’s stand-alone financial strength. The short-term debt ratings of the Firm and its subsidiaries were affirmed and were not affected by the action. Subsequently, on August 3, 2011, Moody’s confirmed the long-term debt ratings of the Firm and its subsidiaries at their current levels and assigned a negative outlook on the ratings. The rating confirmation was directly related to Moody’s confirmation on August 2, 2011, of the Aaa rating assigned to the U.S. government.
If the Firm’s senior long-term debt ratings were downgraded by one notch or two notches, the Firm believes its cost of funds would increase; however, the Firm’s ability to fund itself would not be impacted. JPMorgan Chase’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, or stock price.
Several rating agencies have announced that they will be evaluating the effects of the financial regulatory reform legislation in order to determine the extent, if any, to which financial institutions, including the Firm, may be negatively impacted. There is no assurance the Firm’s credit ratings will not be downgraded in the future as a result of any such reviews.

CREDIT PORTFOLIO
For a further discussion on the Firm’s credit risk management framework, see pages 116–118 of JP Morgan Chase’s 2010 Annual Report.
The following table presents JPMorgan Chase’s credit portfolio as of June 30, 2011, and December 31, 2010. Total credit exposure was $1.8 trillion at June 30, 2011, an increase of $711 million from December 31, 2010, reflecting increases in the wholesale portfolio of $37.4 billion offset by decreases in the consumer portfolio of $36.7 billion. During the first six months of 2011, increases in lending-related commitments of $7.3 billion were offset by decreases in loans and derivative receivables of $3.2 billion and $3.1 billion, respectively.
The Firm provided credit to and raised capital of more than $990 billion for it's clients during the first six months of 2011. The Firm also originated mortgages to more than 360,000 people; provided credit cards to approximately 4.6 million people; lent or increased credit to more than 16,800 small businesses; lent to more than 800 not-for-profit and government entities, including states, municipalities, hospitals and universities; extended or increased loan limits to approximately 3,000 middle market companies; and lent to or raised capital for more than 5,000 other corporations. The Firm is the #1 Small Business Administration lender in the U.S. with more loans made than any other lender. In 2009 and 2010, the Firm lent more than $7 billion and $10 billion, respectively, to small businesses, and has committed to lend at least $12 billion in 2011. The Firm remains committed to helping homeowners and preventing foreclosures. Since the beginning of 2009, the Firm has offered 1,177,000 trial modifications to struggling homeowners.
In the table below, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with changes in value recorded in noninterest revenue); and loans accounted for at fair value. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 13 and Note 5 on pages 134–148 and 117–124, respectively, of this Form 10-Q, and Note 14 and Note 6 on pages 220–238 and 191–199, respectively, of JPMorgan Chase’s 2010 Annual Report. Average retained loan balances are used for net charge-off rate calculations.

Total credit portfolio					Three months ended June 30,				Six months ended June 30,
	Credit exposure		Nonperforming(d)(e)(f)		Net charge-offs		Average annual net charge-off rate(g)		Net charge-offs		Average annual net charge-off rate(h)
(in millions, except ratios)	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	2011	2010	2011	2010	2011	2010	2011	2010
Loans retained	$684,916	$685,498	$11,714	$14,345	$3,103	$5,714	1.83%	3.28%	$6,823	$13,624	2.02%	3.88%
Loans held-for-sale	2,813	5,453	114	341	—	—	—	—	—	—	—	—
Loans at fair value	2,007	1,976	100	155	—	—	—	—	—	—	—	—
Total loans – reported	689,736	692,927	11,928	14,841	3,103	5,714	1.83	3.28	6,823	13,624	2.02	3.88
Derivative receivables	77,383	80,481	22	34	NA	NA	NA	NA	NA	NA	NA	NA
Receivables from customers and interests in purchased receivables(a)	32,678	32,932	—	—	—	—	—	—	—	—	—	—
Total credit-related assets	799,797	806,340	11,950	14,875	3,103	5,714	1.83	3.28	6,823	13,624	2.02	3.88
Lending-related commitments(b)	965,963	958,709	793	1,005	NA	NA	NA	NA	NA	NA	NA	NA
Assets acquired in loan satisfactions
Real estate owned	NA	NA	1,239	1,610	NA	NA	NA	NA	NA	NA	NA	NA
Other	NA	NA	51	72	NA	NA	NA	NA	NA	NA	NA	NA
Total assets acquired in loan satisfactions	—	NA	1,290	1,682	NA	NA	NA	NA	NA	NA	NA	NA
Total credit portfolio	$1,765,760	$1,765,049	$14,033	$17,562	$3,103	$5,714	1.83%	3.28%	$6,823	$13,624	2.02%	3.88%
Net credit derivative hedges notional(c)	$(24,006)	$(23,108)	$(45)	$(55)	NA	NA	NA	NA	NA	NA	NA	NA
Liquid securities and other cash collateral held against derivatives	(16,506)	(16,486)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA

(a)
Receivables from customers represents primarily margin loans to prime and retail brokerage customers, which are included in accrued interest and accounts receivable on the Consolidated Balance Sheets. Interests in purchased receivables represents an ownership interest in cash flows of a pool of receivables transferred by a third-party seller into a bankruptcy-remote entity, generally a trust, which are included in other assets on the Consolidated Balance Sheets.

(b)	The amounts in nonperforming represent commitments that are risk rated as nonaccrual.

(c)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and non-performing credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 74–75 and Note 5 on pages 117–124 of this Form 10-Q.

(d)
At June 30, 2011, and December 31, 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.1 billion and $9.4 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.4 billion and $1.9 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $558 million and $625 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”). Credit card loans are charged-off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(e)	Excludes PCI loans acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

(f)	At June 30, 2011, and December 31, 2010, total nonaccrual loans represented 1.73% and 2.14% of total loans .

(g)
For the three months ended June 30, 2011, and 2010, net charge-off rates were calculated using average retained loans of $680.1 billion and $699.2 billion, respectively. These average retained loans include average PCI loans of $69.9 billion and $78.1 billion, respectively. Excluding these PCI loans, the Firm’s total charge-off rates would have been 2.04% and 3.69%, respectively.

(h)
For the six months ended June 30, 2011, and 2010, net charge-off rates were calculated using average retained loans of $680.1 billion and $708.8 billion, respectively. These average retained loans include average PCI loans of $70.7 billion and $79.2 billion, respectively. Excluding these PCI loans, the Firm’s total charge-off rates would have been 2.26% and 4.36%, respectively.

WHOLESALE CREDIT PORTFOLIO
As of June 30, 2011, wholesale exposure (IB, CB, TSS and AM) increased by $37.4 billion from December 31, 2010. The overall increase was primarily driven by increases of $21.2 billion in loans and $19.6 billion in lending-related commitments, partly offset by a decrease of $3.1 billion in derivative receivables. The growth in wholesale credit exposure represented increased client activity across all businesses and all regions. Effective January 1, 2011, the commercial card credit portfolio (composed of approximately $5.3 billion of lending-related commitments and $1.2 billion of loans) that was previously in TSS was transferred to CS.

Wholesale credit portfolio
	Credit exposure		Nonperforming (d)
(in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Loans retained	$244,224	$222,510	$3,362	$5,510
Loans held-for-sale	2,592	3,147	114	341
Loans at fair value	2,007	1,976	100	155
Loans – reported	248,823	227,633	3,576	6,006
Derivative receivables	77,383	80,481	22	34
Receivables from customers and interests in purchased receivables(a)	32,678	32,932	—	—
Total wholesale credit-related assets	358,884	341,046	3,598	6,040
Lending-related commitments(b)	365,689	346,079	793	1,005
Total wholesale credit exposure	$724,573	$687,125	$4,391	$7,045
Net credit derivative hedges notional(c)	$(24,006)	$(23,108)	$(45)	$(55)
Liquid securities and other cash collateral held against derivatives	(16,506)	(16,486)	NA	NA

(a)
Receivables from customers represents primarily margin loans to prime and retail brokerage customers, which are included in accrued interests and accounts receivable on the Consolidated Balance Sheets. Interests in purchased receivables represent ownership interests in cash flows of a pool of receivables transferred by third-party sellers into bankruptcy-remote entities, generally trusts, which are included in other assets on the Consolidated Balance Sheets.

(b)	The amounts in nonperforming represent commitments that are risk rated as nonaccrual.

(c)
Represents the net notional amount of protection purchased and sold of single-name and portfolio credit derivatives used to manage both performing and nonperforming credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 74–75, and Note 5 on pages 117–124 of this Form 10-Q.

(d)	Excludes assets acquired in loan satisfactions.

The following table presents summaries of the maturity and ratings profiles of the wholesale portfolio as of June 30, 2011, and December 31, 2010. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s. Also included in this table is the notional value of net credit derivative hedges; the counterparties to these hedges are predominantly investment-grade (“IG”) banks and finance companies.
Wholesale credit exposure – maturity and ratings profile

	Maturity profile(e)				Ratings profile
June 30, 2011	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$96,278	$89,230	$58,716	$244,224	$166,513	$77,711	$244,224	68%
Derivative receivables(a)				77,383			77,383
Less: Liquid securities and other cash collateral held against derivatives				(16,506)			(16,506)
Total derivative receivables, net of all collateral	9,628	21,991	29,258	60,877	48,145	12,732	60,877	79
Lending-related commitments	133,942	219,906	11,841	365,689	294,258	71,431	365,689	80
Subtotal	239,848	331,127	99,815	670,790	508,916	161,874	670,790	76
Loans held-for-sale and loans at fair value(b)(c)				4,599			4,599
Receivables from customers and interests in purchased receivables(c)				32,678			32,678
Total exposure – net of liquid securities and other cash collateral held against derivatives				$708,067			$708,067
Net credit derivative hedges notional(d)	$(1,862)	$(15,525)	$(6,619)	$(24,006)	$(24,071)	$65	$(24,006)	100%

	Maturity profile(e)				Ratings profile
December 31, 2010	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$78,017	$85,987	$58,506	$222,510	$146,047	$76,463	$222,510	66%
Derivative receivables(a)				80,481			80,481
Less: Liquid securities and other cash collateral held against derivatives				(16,486)			(16,486)
Total derivative receivables, net of all collateral	11,499	24,415	28,081	63,995	47,557	16,438	63,995	74
Lending-related commitments	126,389	209,299	10,391	346,079	276,298	69,781	346,079	80
Subtotal	215,905	319,701	96,978	632,584	469,902	162,682	632,584	74
Loans held-for-sale and loans at fair value(b)(c)				5,123			5,123
Receivables from customers and interests in purchased receivables(c)				32,932			32,932
Total exposure – net of liquid securities and other cash collateral held against derivatives				$670,639			$670,639
Net credit derivative hedges notional(d)	$(1,228)	$(16,415)	$(5,465)	$(23,108)	$(23,159)	$51	$(23,108)	100%

(a)	Represents the fair value of derivative receivables as reported on the Consolidated Balance Sheets.

(b)	Loans held-for-sale and loans at fair value relate primarily to syndicated loans and loans transferred from the retained portfolio.

(c)	From a credit risk perspective, maturity and ratings profiles are not meaningful.

(d)
Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

(e)
The maturity profiles of retained loans and lending-related commitments are based on the remaining contractual maturity. The maturity profiles of derivative receivables are based on the maturity profile of average exposure. For further discussion of average exposure, see Derivative receivables MTM on pages 73–74 of this Form 10-Q.

Receivables from customers of $32.5 billion at both June 30, 2011, and December 31, 2010, primarily representing margin loans to prime and retail brokerage clients and are included in the previous tables. These margin loans are collateralized through a pledge of assets maintained in clients’ brokerage accounts and are subject to daily minimum collateral requirements. In the event that the collateral value decreases, a maintenance margin call is made to the client to provide additional collateral into the account. If additional collateral is not provided by the client, the client’s position may be liquidated by the Firm to meet the minimum collateral requirements.

Wholesale credit exposure – selected industry exposures
The Firm focuses on the management and diversification of its industry exposures, with particular attention paid to industries with actual or potential credit concerns. Exposures deemed criticized generally represent a ratings profile similar to a rating of “CCC+”/“Caa1” and lower, as defined by S&P and Moody’s, respectively. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, decreased to $18.3 billion at June 30, 2011, from $22.4 billion at December 31, 2010. The decrease was primarily related to net repayments and loan sales.
Below are summaries of the top 25 industry exposures as of June 30, 2011, and December 31, 2010.

						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
As of or for the six months ended			Non-investment grade
June 30, 2011	Credit exposure(d)	Investment - grade	Noncriticized	Criticized performing	Criticized nonperforming
(in millions)
Top 25 industries(a)
Banks and finance companies	$64,642	$53,888	$10,324	$377	$53	$22	$(13)	$(2,486)	$(8,880)
Real estate	63,252	35,594	21,039	5,181	1,438	203	191	(68)	(134)
Healthcare	39,899	33,274	6,331	254	40	3	5	(659)	(135)
State and municipal governments(b)	37,356	36,287	848	196	25	3	—	(191)	(87)
Asset managers	34,059	28,319	5,385	355	—	71	—	—	(3,355)
Oil and gas	29,413	20,772	8,573	67	1	54	—	(106)	(178)
Utilities	27,316	22,690	3,854	504	268	—	33	(295)	(267)
Consumer products	26,411	16,806	8,978	603	24	5	3	(789)	(3)
Retail and consumer services	21,517	13,527	7,446	476	68	13	—	(411)	(2)
Technology	14,725	10,235	4,167	323	—	—	4	(183)	(2)
Machinery and equipment manufacturing	14,116	8,201	5,751	163	1	2	(1)	(16)	(1)
Metals/mining	13,767	7,311	6,077	371	8	10	(12)	(466)	—
Telecom services	13,049	10,058	2,224	765	2	—	3	(778)	(16)
Central government	12,842	12,383	443	16	—	—	—	(7,811)	(322)
Media	11,636	6,118	4,388	728	402	18	7	(215)	(2)
Building materials/construction	11,466	5,742	4,728	988	8	6	(2)	(317)	—
Insurance	11,352	8,696	2,302	342	12	7	—	(711)	(407)
Holding companies	11,252	8,820	2,380	50	2	16	(2)	—	(456)
Chemicals/plastics	11,134	7,331	3,567	235	1	—	—	(38)	—
Business services	11,132	6,026	4,967	97	42	4	2	—	(9)
Transportation	10,606	7,247	3,147	171	41	9	1	(101)	(6)
Securities firms and exchanges	10,306	8,512	1,741	53	—	—	—	(88)	(2,241)
Automotive	9,659	4,775	4,708	175	1	—	(11)	(829)	—
Agriculture/paper manufacturing	7,307	4,826	2,285	196	—	4	—	(10)	(3)
Aerospace	5,973	4,929	988	56	—	1	—	(162)	—
All other(c)	163,109	141,251	18,725	2,186	947	618	37	(7,276)	—
Subtotal	$687,296	$523,618	$145,366	$14,928	$3,384	$1,069	$245	$(24,006)	$(16,506)
Loans held-for-sale and loans at fair value	4,599
Receivables from customers and interests in purchased receivables	32,678
Total	$724,573

						30 days or more past due and accruing loans	Year-to-date net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
As of or for the year ended			Non-investment grade
December 31, 2010	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
(in millions)
Top 25 industries(a)
Banks and finance companies	$65,867	$54,839	$10,428	$467	$133	$26	$69	$(3,456)	$(9,216)
Real estate	64,351	34,440	20,569	6,404	2,938	399	862	(76)	(57)
Healthcare	41,093	33,752	7,019	291	31	85	4	(768)	(161)
State and municipal governments(b)	35,808	34,641	912	231	24	34	3	(186)	(233)
Asset managers	29,364	25,533	3,401	427	3	7	—	—	(2,948)
Oil and gas	26,459	18,465	7,850	143	1	24	—	(87)	(50)
Utilities	25,911	20,951	4,101	498	361	3	49	(355)	(230)
Consumer products	27,508	16,747	10,379	371	11	217	1	(752)	(2)
Retail and consumer services	20,882	12,021	8,316	338	207	8	23	(623)	(3)
Technology	14,348	9,355	4,534	399	60	47	50	(158)	—
Machinery and equipment manufacturing	13,311	7,690	5,372	244	5	8	2	(74)	(2)
Metals/mining	11,426	5,260	5,748	362	56	7	35	(296)	—
Telecom services	10,709	7,582	2,295	821	11	3	(8)	(820)	—
Central government	11,173	10,677	496	—	—	—	—	(6,897)	(42)
Media	10,967	5,808	3,945	672	542	2	92	(212)	(3)
Building materials/construction	12,808	6,557	5,065	1,129	57	9	6	(308)	—
Insurance	10,918	7,908	2,690	320	—	—	(1)	(805)	(567)
Holding companies	10,504	8,375	2,091	38	—	33	5	—	(362)
Chemicals/plastics	12,312	8,375	3,656	274	7	—	2	(70)	—
Business services	11,247	6,351	4,735	115	46	11	15	(5)	—
Transportation	9,652	6,630	2,739	245	38	—	(16)	(132)	—
Securities firms and exchanges	9,415	7,678	1,700	37	—	—	5	(38)	(2,358)
Automotive	9,011	3,915	4,822	269	5	—	52	(758)	—
Agriculture/paper manufacturing	7,368	4,510	2,614	242	2	8	7	(44)	(2)
Aerospace	5,732	4,903	732	97	—	—	—	(321)	—
All other(c)	140,926	122,594	14,924	2,402	1,006	921	470	(5,867)	(250)
Subtotal	$649,070	$485,557	$141,133	$16,836	$5,544	$1,852	$1,727	$(23,108)	$(16,486)
Loans held-for-sale and loans at fair value	5,123
Receivables from customers and interests in purchased receivables	32,932
Total	$687,125

(a)
All industry rankings are based on exposure at June 30, 2011. The industry rankings presented in the table as of December 31, 2010, are based on the industry rankings of the corresponding exposures at June 30, 2011, not actual rankings of such exposures at December 31, 2010 ..

(b)
In addition to the credit risk exposure to States and municipal governments at June 30, 2011, and December 31, 2010, noted above, the Firm had $8.6 billion and $14.0 billion, respectively, of trading securities and $11.6 billion and $11.6 billion, respectively, of available-for-sale securities issued by State and municipal governments. For further information, see Note 5 and Note 11 on pages 117–124 and 128–132, respectively, of this Form 10-Q.

(c)	For more information on exposures to SPEs within All other, including liquidity facilities to nonconsolidated municipal bond VIEs, see Note 15 on pages 151–159 of this Form 10-Q.

(d)	Credit exposure is net of risk participations and excludes the benefit of credit derivative hedges and collateral held against derivative receivables or loans.

(e)
Represents the net notional amounts of protection purchased and sold of single-name and portfolio credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP.

The following table presents the geographic distribution of wholesale credit exposure including nonperforming assets and past due loans as of June 30, 2011, and December 31, 2010. The geographic distribution of the wholesale portfolio is determined based predominantly on the domicile of the borrower.

	Credit exposure				Nonperforming
June 30, 2011 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing	Assets acquired in loan satisfactions	30 days or more past due and accruing loans
Europe/Middle East/Africa	$33,496	$61,922	$35,218	$130,636	$44	$—	$18	$62	$—	$14
Asia and Pacific	25,400	16,495	10,035	51,930	2	15	—	17	—	19
Latin America/Caribbean	21,172	17,191	5,240	43,603	413	—	17	430	1	178
Other	2,001	7,010	1,820	10,831	7	—	—	7	—	1
Total non-U.S.	82,069	102,618	52,313	237,000	466	15	35	516	1	212
Total U.S.	162,155	263,071	25,070	450,296	2,896	7	758	3,661	287	857
Loans held-for-sale and loans at fair value	4,599	—	—	4,599	214	NA	—	214	NA	—
Receivables from customers and interests in purchased receivables	—	—	—	32,678	NA	NA	NA	NA	NA	—
Total	$248,823	$365,689	$77,383	$724,573	$3,576	$22	$793	$4,391	$288	$1,069

	Credit exposure				Nonperforming
December 31, 2010 (in millions)	Loans	Lending-related commitments	Derivative receivables	Total credit exposure	Nonaccrual loans(a)	Derivatives	Lending-related commitments	Total non- performing	Assets acquired in loan satisfactions	30 days or more past due and accruing loans
Europe/Middle East/Africa	$27,934	$58,418	$35,196	$121,548	$153	$1	$23	$177	$—	$127
Asia and Pacific	20,552	15,002	10,991	46,545	579	21	—	600	—	74
Latin America/Caribbean	16,480	12,170	5,634	34,284	649	—	13	662	1	131
Other	1,185	6,149	2,039	9,373	6	—	5	11	—	—
Total non-U.S.	66,151	91,739	53,860	211,750	1,387	22	41	1,450	1	332
Total U.S.	156,359	254,340	26,621	437,320	4,123	12	964	5,099	320	1,520
Loans held-for-sale and loans at fair value	5,123	—	—	5,123	496	NA	—	496	NA	—
Receivables from customers and interests in purchased receivables	—	—	—	32,932	NA	NA	NA	NA	NA	—
Total	$227,633	$346,079	$80,481	$687,125	$6,006	$34	$1,005	$7,045	$321	$1,852

(a)
At June 30, 2011, and December 31, 2010, the Firm held an allowance for loan losses of $731 million and $1.6 billion, respectively, related to nonaccrual retained loans resulting in allowance coverage ratios of 22% and 29%, respectively. Wholesale nonaccrual loans represented 1.44% and 2.64% of total wholesale loans at June 30, 2011, and December 31, 2010, respectively.

Loans
In the normal course of business, the Firm provides loans to a variety of wholesale customers, from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators, see Note 13 on pages 134–148 of this Form 10-Q.
Retained wholesale loans were $244.2 billion at June 30, 2011, compared with $222.5 billion at December 31, 2010. The $21.7 billion increase was primarily related to increased client activity.
The Firm actively manages wholesale credit exposure through sales of loans and lending-related commitments. During the first six months of 2011, the Firm sold $2.8 billion of loans and commitments, recognizing net gains of $16 million. During the first six months of 2010, the Firm sold $4.9 billion of loans and commitments, recognizing net gains of $31 million. These results included gains or losses on sales of nonaccrual loans, if any, as discussed below. These sale activities are not related to the Firm’s securitization activities. For further discussion of securitization activity, see Liquidity Risk Management and Note 15 on pages 62–66 and 151–159 respectively, of this Form 10-Q.

The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2011 and 2010.

Wholesale nonaccrual loan activity	Six months ended June 30,
(in millions)	2011	2010
Beginning balance	$6,006	$6,904
Additions	1,311	4,150
Reductions:
Paydowns and other	1,974	2,857
Gross charge-offs	377	1,162
Returned to performing status	489	113
Sales	901	1,262
Total reductions	3,741	5,394
Net additions/(reductions)	(2,430)	(1,244)
Ending balance	$3,576	$5,660
Nonaccrual wholesale loans decreased by $2.4 billion from December 31, 2010, primarily reflecting net repayments and loan sales.
The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2011 and 2010. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2011	2010	2011	2010
Loans – reported
Average loans retained	$237,511	$209,016	$232,058	$210,300
Net charge-offs	80	231	245	1,190
Average annual net charge-off ratio	0.14%	0.44%	0.21%	1.14%
Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activity. Derivatives enable customers and the Firm to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its credit exposure. For further discussion of derivative contracts, see Note 5 on page 117–124 of this Form 10-Q.
The following tables summarize the net derivative receivables MTM for the periods presented.

Derivative receivables MTM
(in millions)	June 30, 2011	December 31, 2010
Interest rate	$32,911	$32,555
Credit derivatives	6,198	7,725
Foreign exchange	19,898	25,858
Equity	7,084	4,204
Commodity	11,292	10,139
Total, net of cash collateral	77,383	80,481
Liquid securities and other cash collateral held against derivative receivables	(16,506)	(16,486)
Total, net of all collateral	$60,877	$63,995
Derivative receivables reported on the Consolidated Balance Sheets were $77.4 billion and $80.5 billion at June 30, 2011, and December 31, 2010, respectively. These represent the fair value (i.e., MTM) of the derivative contracts after giving effect to legally enforceable master netting agreements, cash collateral held by the Firm and the CVA. However, in management’s view, the appropriate measure of current credit risk should also reflect additional liquid securities and other cash collateral held by the Firm of $16.5 billion at both June 30, 2011, and December 31, 2010, as shown in the table above. Derivative receivables decreased from December 31, 2010, largely due to a reduction in foreign exchange derivative balances, partially offset by an increase in equity derivatives, from IB’s market-making activity.

The Firm also holds additional collateral delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Though this collateral does not reduce the balances noted in the table above, it is available as security against potential exposure that could arise should the MTM of the client’s derivative transactions move in the Firm’s favor. As of June 30, 2011, and December 31, 2010, the Firm held $22.3 billion and $18.0 billion, respectively, of this additional collateral. The derivative receivables MTM, net of all collateral, also do not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 5 on pages 117–124 of this form 10-Q.
The following table summarizes the ratings profile of the Firm’s derivative receivables MTM, net of other liquid securities collateral, for the dates indicated.
Ratings profile of derivative receivables MTM

Rating equivalent	June 30, 2011		December 31, 2010
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$25,067	41%	$23,342	36%
A+/A1 to A-/A3	15,460	25	15,812	25
BBB+/Baa1 to BBB-/Baa3	7,618	13	8,403	13
BB+/Ba1 to B-/B3	10,151	17	13,716	22
CCC+/Caa1 and below	2,581	4	2,722	4
Total	$60,877	100%	$63,995	100%
As noted above, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements – excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity – remained at 88% as of June 30, 2011, unchanged compared with December 31, 2010. The Firm posted $57.9 billion and $58.3 billion of collateral at June 30, 2011, and December 31, 2010, respectively.
Credit derivatives
For a detailed discussion of credit derivatives, including types of derivatives, see Note 5, Credit derivatives, on pages 117–124 of this Form 10-Q, and Credit derivatives on pages 126–127 and Note 6, Credit derivatives, on pages 197–199 of JPMorgan Chase’s 2010 Annual Report.
The following table presents the Firm’s notional amounts of credit derivatives protection purchased and sold as of June 30, 2011, and December 31, 2010, distinguishing between dealer/client activity and credit portfolio activity.

Credit derivative notional amounts
	June 30, 2011					December 31, 2010
	Dealer/client		Credit portfolio			Dealer/client		Credit portfolio
(in millions)	Protection purchased(b)	Protection sold	Protection purchased	Protection sold	Total	Protection purchased(b)	Protection sold	Protection purchased	Protection sold	Total
Credit default swaps	$2,927,038	$2,971,981	$24,205	$199	$5,923,423	$2,661,657	$2,658,825	$23,523	$415	$5,344,420
Other credit derivatives(a)	61,280	120,733	—	—	182,013	34,250	93,776	—	—	128,026
Total	$2,988,318	$3,092,714	$24,205	$199	$6,105,436	$2,695,907	$2,752,601	$23,523	$415	$5,472,446

(a)	Primarily consists of total return swaps and credit default swap options.

(b)
At June 30, 2011, and December 31, 2010, included $2,949 billion and $2,662 billion, respectively, of notional exposure where the Firm has sold protection on the identical underlying reference instruments.

Dealer/client business
Within the dealer/client business, the Firm actively manages credit derivatives by buying and selling credit protection, predominantly on corporate debt obligations, according to client demand. For further information, see Note 5 on pages 117–124 of this Form 10-Q.
At June 30, 2011, the total notional amount of protection purchased and sold increased by $633 billion from December 31, 2010, primarily due to increased activity, particularly in the EMEA region.

Credit portfolio activities

Use of single-name and portfolio credit derivatives	Notional amount of protection purchased and sold
(in millions)	June 30, 2011	December 31, 2010
Credit derivatives used to manage:
Loans and lending-related commitments	$5,775	$6,698
Derivative receivables	18,430	16,825
Total protection purchased	24,205	23,523
Total protection sold	199	415
Credit derivatives hedges notional, net	$24,006	$23,108

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

Gains and losses on CVA and hedges of CVA and lending-related commitments	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Hedges of lending-related commitments	$(31)	$60	$(75)	$(60)
CVA and hedges of CVA	(98)	(289)	(137)	(290)
Net gains/(losses)	$(129)	$(229)	$(212)	$(350)

Lending-related commitments
JPMorgan Chase uses lending-related financial instruments, such as commitments and guarantees, to meet the financing needs of its customers. The contractual amounts of these financial instruments represent the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfills its obligations under these guarantees, and the counterparties subsequently fails to perform according to the terms of these contracts.
Wholesale lending-related commitments were $365.7 billion at June 30, 2011, compared with $346.1 billion at December 31, 2010, reflecting increased client activity.
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s actual credit risk exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amounts of the Firm’s lending-related commitments were $194.7 billion and $178.9 billion as of June 30, 2011, and December 31, 2010, respectively.
Country exposure
The Firm’s wholesale portfolio includes country risk exposures to both developed and emerging markets. The Firm seeks to diversify its country exposures, including its credit-related lending, derivative, trading and investment activities, whether cross-border or locally funded.
Country exposure under the Firm’s internal risk management approach is reported based on the country where the assets of the obligor, counterparty or guarantor are located or where the majority of the revenue is derived, and includes activity with both government and private-sector entities in a country. Exposure amounts include the fair value of derivative receivables and consider credit derivative protection sold and bought, based on the country of the referenced obligation. Exposure amounts, including resale agreements, are adjusted for collateral received by the Firm, for credit enhancements (e.g., guarantees and letters of credit) provided by third parties and for credit derivative protection purchased (which can be either name-specific or sovereign-referenced).  Exposures supported by a guarantor located outside the country are generally assigned to the country of the enhancement provider.   For trading and investment activities, other short credit or equity trading positions are taken into consideration.

Several European countries, including Greece, Portugal, Spain, Italy and Ireland, have been subject to credit deterioration due to weaknesses in their economic and fiscal situations. The Firm is closely monitoring its exposures in these countries. As of June 30, 2011, aggregate net exposures to these five countries as measured under the Firm’s internal approach was approximately $14 billion.  Sovereign exposure in all five countries represented approximately 26% of the aggregate net exposure, with the majority of the sovereign exposure in Spain. The Firm’s exposure to corporate clients in all five countries represented approximately 62% of the aggregate net exposure. The Firm’s exposure to the banking sector represented approximately 12%.
The Firm currently believes its exposure to these five countries is modest relative to the Firm’s overall risk exposures and is manageable given the size and types of exposures to each of the countries and the diversification of the aggregate exposure. Net exposure is adjusted for liquid collateral held, of which approximately 90% consists of cash and non-sovereign collateral. In addition, predominately all of the credit derivative protection is purchased from investment-grade counterparties domiciled outside of these countries.
The Firm continues to conduct business and support client activity in these countries and, therefore, the Firm’s aggregate net exposures and sector distribution may vary over time. In addition, the net exposures may be affected by changes in market conditions, including the effects of interest rates and credit spreads on market valuations.
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
Top 10 emerging markets country exposure

June 30, 2011	Cross-border					Total exposure
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)
Brazil	$4.3	$(0.7)	$1.2	$4.8	$8.8	$13.6
India	6.3	4.3	1.5	12.1	1.5	13.6
South Korea	2.8	1.5	1.6	5.9	5.8	11.7
China	5.1	1.3	1.5	7.9	2.3	10.2
Hong Kong	4.0	1.5	2.4	7.9	2.0	9.9
Taiwan	0.7	0.8	0.4	1.9	3.4	5.3
Malaysia	0.5	3.2	0.4	4.1	1.0	5.1
Mexico	1.8	2.3	0.5	4.6	0.1	4.7
United Arab Emirates	2.9	0.5	—	3.4	—	3.4
Chile	1.3	1.5	0.5	3.3	0.1	3.4

December 31, 2010	Cross-border					Total exposure
(in billions)	Lending(a)	Trading(b)	Other(c)	Total	Local(d)
Brazil	$3.0	$1.8	$1.1	$5.9	$3.9	$9.8
South Korea	3.0	1.4	1.5	5.9	3.1	9.0
India	4.2	2.1	1.4	7.7	1.1	8.8
China	3.6	1.1	1.0	5.7	1.2	6.9
Hong Kong	2.5	1.5	1.2	5.2	—	5.2
Mexico	2.1	2.3	0.5	4.9	—	4.9
Malaysia	0.6	2.0	0.3	2.9	0.4	3.3
Taiwan	0.3	0.6	0.4	1.3	1.9	3.2
Thailand	0.3	1.1	0.4	1.8	0.9	2.7
Russia	1.2	1.0	0.3	2.5	—	2.5

(a)
Lending includes loans and accrued interests receivable, interests-earning deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and undrawn commitments to extend credit.

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

CONSUMER CREDIT PORTFOLIO
JPMorgan Chase’s consumer portfolio consists primarily of residential mortgages, home equity loans and lines of credit, credit cards, auto loans, student loans and business banking loans. The Firm’s primary focus is on serving the prime consumer credit market. For further information on the consumer loans, see Note 13 on pages 134–148 of this Form 10-Q.
A substantial portion of the consumer loans acquired in the September 2008 Washington Mutual transaction were identified as purchased credit-impaired based on an analysis of high-risk characteristics, including product type, loan-to-value (“LTV”) ratios, FICO scores and delinquency status. These PCI loans are accounted for on a pool basis, and the pools are considered to be performing. For further information on PCI loans see Note 13 on pages 134–148 of this Form 10-Q and Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
The credit performance of the consumer portfolio across the entire product spectrum has improved, particularly in credit card, but high unemployment and weak overall economic conditions continued to result in an elevated number of residential real estate loans that charge-off, while weak housing prices continued to negatively affect the severity of loss recognized on residential real estate loans that default. Both early-stage residential real estate delinquencies (30–89 days delinquent) and late-stage delinquencies (150+ days delinquent) have declined in 2011 but remained elevated. The elevated level of the late-stage delinquent loans is due, in part, to loss-mitigation activities currently being undertaken and to elongated foreclosure processing timelines. Losses related to these loans continued to be recognized in accordance with the Firm’s standard charge-off practices, but some delinquent loans that would otherwise have been foreclosed upon remain in the mortgage and home equity loan portfolios. Ongoing weak economic conditions, combined with elevated delinquencies and ongoing discussions regarding mortgage foreclosure-related matters with federal and state officials, continue to result in a high level of uncertainty in the residential real estate portfolio.
The Firm has taken actions since the onset of the economic downturn in 2007 to tighten underwriting and loan qualification standards and to eliminate certain products and loan origination channels, which have resulted in the reduction of credit risk and improved credit performance for recent loan vintages.

The following table presents managed consumer credit-related information (including RFS, CS and residential real estate loans reported in the Corporate/Private Equity segment) for the dates indicated. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.

Consumer credit portfolio					Three months ended June 30,				Six months ended June 30,
	Credit exposure		Nonaccrual loans (h)(i)		Net charge-offs		Average annual net charge-off rate(j)		Net charge-offs		Average annual net charge-off rate(j)
(in millions, except ratios)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	2011	2010	2011	2010	2011	2010	2011	2010
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien(a)	$22,969	$24,376	$481	$479	$74	$70	1.27%	1.06%	$139	$139	1.18%	1.05%
Home equity – junior lien(b)	59,782	64,009	827	784	518	726	3.42	4.16	1,173	1,783	3.83	5.05
Prime mortgage, including option ARMs	74,276	74,539	4,024	4,320	199	290	1.07	1.52	370	775	1.00	2.04
Subprime mortgage	10,441	11,287	2,058	2,210	156	282	5.85	8.63	342	739	6.33	11.12
Auto(c)	46,796	48,367	111	141	19	58	0.16	0.49	66	160	0.28	0.68
Business banking	17,141	16,812	770	832	117	168	2.74	4.04	236	359	2.80	4.31
Student and other	14,770	15,311	79	67	130	168	3.50	4.24	216	246	2.88	3.02
Total loans, excluding PCI loans and loans held-for-sale	246,175	254,701	8,350	8,833	1,213	1,762	1.96	2.66	2,542	4,201	2.05	3.16
Loans – PCI(d)
Home equity	23,535	24,459	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	16,200	17,322	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	5,187	5,398	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	24,072	25,584	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	68,994	72,763	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	315,169	327,464	8,350	8,833	1,213	1,762	1.53	2.06	2,542	4,201	1.60	2.44
Loans held-for-sale(e)	221	154	—	—	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	315,390	327,618	8,350	8,833	1,213	1,762	1.53	2.06	2,542	4,201	1.60	2.44
Lending-related commitments
Home equity – senior lien(a)(f)	17,265	17,662
Home equity – junior lien(b)(f)	28,586	30,948
Prime mortgage	1,117	1,266
Subprime mortgage	—	—
Auto	6,795	5,246
Business banking	10,046	9,702
Student and other	840	579
Total lending-related commitments	64,649	65,403
Total consumer exposure, excluding credit card	380,039	393,021
Credit Card
Loans retained(g)	125,523	135,524	2	2	1,810	3,721	5.82	10.20	4,036	8,233	6.40	10.99
Loans held-for-sale	—	2,152	—	—	—	—	—	—	—	—	—	—
Total credit card loans	125,523	137,676	2	2	1,810	3,721	5.82	10.20	4,036	8,233	6.40	10.99
Lending-related commitments(f)	535,625	547,227
Total credit card exposure	661,148	684,903
Total consumer credit portfolio	$1,041,187	$1,077,924	$8,352	$8,835	$3,023	$5,483	2.74%	4.49%	$6,578	$12,434	2.96%	5.03%
Memo: Total consumer credit portfolio, excluding PCI	$972,193	$1,005,161	$8,352	$8,835	$3,023	$5,483	3.25%	5.34%	$6,578	$12,434	3.52%	5.98%

(a)	Represents loans where JPMorgan Chase holds the first security interest on the property.

(b)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.

(c)	At June 30, 2011, and December 31, 2010, excluded operating lease–related assets of $4.2 billion and $3.7 billion , respectively.

(d)
Charge-offs are not recorded on PCI loans until actual losses exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. To date, no charge-offs have been recorded for these loans.

(e)	Represents prime mortgage loans held-for-sale.

(f)
The credit card and home equity lending–related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law.

(g)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(h)	At June 30, 2011, and December 31, 2010, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $9.1 billion and $9.4 billion,

respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $558 million and $625 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the FFIEC, credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

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

(j)
Average consumer loans held-for-sale were $352 million and $1.9 billion, respectively, for the three months ended June 30, 2011 and 2010, and $1.7 billion and $2.4 billion, respectively, for the six months ended June 30, 2011 and 2010. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Loan balances declined during the six months ended June 30, 2011, due to paydowns, portfolio run-off and charge-offs. Credit performance has improved across most portfolios but remains under stress. The following discussion relates to the specific loan and lending-related categories. PCI loans are generally excluded from individual loan product discussions and are addressed separately below.
Home equity: Home equity loans at June 30, 2011, were $82.8 billion, compared with $88.4 billion at December 31, 2010. The decrease in this portfolio primarily reflected loan paydowns and charge-offs. Senior lien nonaccrual loans remained relatively flat compared with December 31, 2010, while junior lien nonaccrual loans increased slightly. Early-stage delinquencies modestly improved from December 31, 2010, while net charge-offs improved from the same period of the prior year.
Approximately 20% of the Firm's owned home equity portfolio consists of home equity loans (“HELOANs”) and the remainder consists of home equity lines of credit (“HELOCs”). HELOANs are generally fixed-rate, closed-end, amortizing loans, with terms ranging from 3–30 years. Approximately half of the HELOANs are senior liens and the remainder are junior liens. In general, HELOCs are open-ended, revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are experiencing financial difficulty or where collateral does not support the loan amount. Because the majority of the HELOCs were funded in 2005 or later, a fully-amortizing payment is not required for the most significant portion of the HELOC portfolio until 2015 or after. The Firm regularly evaluates both the near-term and longer-term repricing risks inherent in its HELOC portfolio to ensure that the allowance for credit losses and account management practices are appropriate given the portfolio risk profile.
At June 30, 2011, the Firm estimates that its home equity portfolio contained approximately $4 billion of junior lien loans where the borrower has a first mortgage loan that is either delinquent or has been modified. Such loans are considered to pose a higher risk of default than that of junior lien loans for which the senior lien is neither delinquent nor modified. Of this estimated $4 billion balance, the Firm owns less than 5% and services approximately 30% of the related senior lien loans to these same borrowers; in these cases, the Firm knows whether the senior lien loan is either delinquent or modified. In the other cases where the Firm neither owns nor services the senior lien loan, the Firm estimates the amount of higher-risk junior lien loans. The performance of the Firm's junior lien loans is otherwise materially consistent regardless of whether the Firm owns, services or does not service the senior lien. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Mortgage: Mortgage loans at June 30, 2011, including prime, subprime and loans held-for-sale, were $84.9 billion, compared with $86.0 billion at December 31, 2010. The decrease was primarily due to paydowns, portfolio run-off and charge-offs on delinquent loans, partially offset by prime mortgage originations. Net charge-offs decreased from the same period in the prior year but remained elevated.
Prime mortgages, including option adjustable-rate mortgages (“ARMs”) and loans held-for-sale at June 30, 2011, were $74.5 billion, compared with $74.7 billion at December 31, 2010. Such loans were relatively unchanged from December 31, 2010, as charge-offs on delinquent loans, paydowns, and portfolio run-off of option ARM loans were offset by prime mortgage originations. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies showed modest improvement during the first half of the year but remained elevated. Nonaccrual loans showed improvement, but also remained elevated as a result of ongoing foreclosure processing delays. Net charge-offs declined year over year but remained high.
Option ARM loans, which are included in the prime mortgage portfolio, were $7.9 billion and $8.1 billion at June 30, 2011, and December 31, 2010, respectively, and represented 11% of the prime mortgage portfolio in both periods. The decrease in option ARM loans resulted from portfolio run-off, partially offset by the repurchase of loans previously securitized as the securitization entities were terminated. The Firm’s option ARM loans, other than those held in the PCI portfolio, are primarily loans with lower LTV ratios and higher borrower FICOs. Accordingly, the Firm expects substantially lower losses on this portfolio when compared with the PCI option ARM pool. As of June 30, 2011, approximately 6% of option ARM borrowers were delinquent, 4% were making interest-only or negatively amortizing payments, and 90% were making amortizing payments. Approximately 84% of borrowers within the portfolio are subject to risk of payment shock due to future payment recast, as a limited number of these loans have been modified. The cumulative amount of unpaid interest added to the unpaid principal balance due to negative amortization of option ARMs was not material at either June 30, 2011, or December 31, 2010. The Firm estimates the following balances of option ARM loans will experience a recast that results in a payment increase: $29 million in 2011, $297 million in 2012 and $981 million in 2013. The Firm did not originate option ARMs and new originations of option ARMs were discontinued by Washington Mutual prior to the date of JPMorgan Chase’s acquisition of its banking operations.
Subprime mortgages at June 30, 2011, were $10.4 billion, compared with $11.3 billion at December 31, 2010. The decrease was due to portfolio run-off and charge-offs on delinquent loans. Both early-stage and late-stage delinquencies improved from December 2010. However, delinquencies and nonaccrual loans remained at elevated levels. Net charge-offs improved significantly from the same period in the prior year.
Auto: Auto loans at June 30, 2011, were $46.8 billion, compared with $48.4 billion at December 31, 2010. Loan balances declined due to the impact of increased competition. Delinquent and nonaccrual loans have decreased. Net charge-offs declined from the prior year as a result of lower delinquencies and a decline in loss severity due to a strong used-car market nationwide. The auto loan portfolio reflected a high concentration of prime-quality credits.
Business banking: Business banking loans at June 30, 2011, were $17.1 billion, compared with $16.8 billion at December 31, 2010. The increase was due to growth in new loan origination volumes. These loans primarily include loans that are collateralized, often with personal loan guarantees, and may also include Small Business Administration guarantees. Delinquent loans and nonaccrual loans showed some improvement, but remain elevated. Net charge-offs declined from the prior year.
Student and other: Student and other loans at June 30, 2011, were $14.8 billion, compared with $15.3 billion at December 31, 2010. The decrease was due to paydowns in student loans. Other loans primarily include other secured and unsecured consumer loans. Delinquencies and nonaccrual loans remained elevated, while charge-offs decreased from the prior-year quarter.
Purchased credit-impaired loans: PCI loans at June 30, 2011, were $69.0 billion, compared with $72.8 billion at December 31, 2010. This portfolio represents loans acquired in the Washington Mutual transaction that were recorded at fair value at the time of acquisition.
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
At both June 30, 2011, and December 31, 2010, the Firm’s allowance for loan losses for the home equity, prime mortgage, subprime mortgage and option ARM PCI pools was $1.6 billion, $1.8 billion, $98 million and $1.5 billion, respectively.
Approximately 36% of the option ARM PCI loans were delinquent, 4% were making interest-only or negatively amortizing payments, and 60% were making amortizing payments. Approximately 34% of current borrowers are subject to risk of payment shock due to future payment recast; substantially all of the remaining loans have been modified into fixed-rate, fully amortizing loans. The cumulative amount of unpaid interest added to the unpaid principal balance of the option ARM PCI pool was $1.2 billion and $1.4 billion at June 30, 2011, and December 31, 2010, respectively. The Firm estimates the following balances of option ARM PCI loans will experience a recast that results in a payment increase: $547 million in 2011, $2.4 billion in 2012 and $501 million in 2013.
The following table provides a summary of lifetime loss estimates included in both the nonaccretable difference and the allowance for loan losses. Principal charge-offs will not be recorded on these pools until the nonaccretable difference has been fully depleted.

	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Home equity	$14.7	$14.7	$9.7	$8.8
Prime mortgage	4.9	4.9	1.9	1.5
Subprime mortgage	3.7	3.7	1.4	1.2
Option ARMs	11.6	11.6	5.7	4.9
Total	$34.9	$34.9	$18.7	$16.4

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses only plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses only was $11.8 billion and $14.1 billion at June 30, 2011, and December 31, 2010, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent realization of loss upon loan resolution.

Geographic composition and current LTVs of residential real estate loans
The consumer credit portfolio is geographically diverse. California has the greatest concentration of residential real estate loans with 24% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans at both June 30, 2011, and December 31, 2010. Of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans, $82.7 billion, or 54%, were concentrated in California, New York, Arizona, Florida and Michigan at June 30, 2011, compared with $86.4 billion, or 54%, at December 31, 2010.
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 83% at both June 30, 2011 and December 31, 2010. Excluding mortgage loans insured by U.S. government agencies and PCI loans, 24% of the retained portfolio had a current estimated LTV ratio greater than 100%, and 10% of the retained portfolio had a current estimated LTV ratio greater than 125% at both June 30, 2011 and December 31, 2010. The decline in home prices since 2007 has had a significant impact on the collateral value underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains uncertain.
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
LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans

	June 30, 2011					December 31, 2010
(in millions, except ratios)	Unpaid principal balance (a)	Current estimated LTV ratio(b)		Net carrying value(d)	Ratio of net carrying value to current estimated collateral value(d)	Unpaid principal balance(a)	Current estimated LTV ratio(b)		Net carrying value(d)	Ratio of net carrying value to current estimated collateral value(d)

Home equity	$26,611	117%	(c)	$21,952	97%	$28,312	117%	(c)	$22,876	95%
Prime mortgage	17,473	110		14,434	91	18,928	109		15,556	90
Subprime mortgage	7,677	115		5,089	76	8,042	113		5,300	74
Option ARMs	28,445	110		22,578	87	30,791	111		24,090	87

(a)	Represents the contractual amount of principal owed at June 30, 2011, and December 31, 2010.

(b)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated at least quarterly based on home valuation models that utilize nationally recognized home price index valuation estimates; such models incorporate actual data to the extent available and forecasted data where actual data is not available.

(c)
Represents current estimated combined LTV for junior home equity liens, which considers all available lien positions related to the property. All other products are presented without consideration of subordinate liens on the property.

(d)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses, which was $1.6 billion for home equity, $1.8 billion for prime mortgage, $98 million for subprime mortgage and $1.5 billion for option ARMs at both June 30, 2011, and December 31, 2010. Prior-period amounts have been revised to conform to the current-period presentation.

PCI loans in the states of California and Florida represented 53% and 10%, respectively, of total PCI loans at both June 30, 2011, and December 31, 2010. The current estimated average LTV ratios were 118% and 140% for California and Florida loans, respectively, at June 30, 2011, compared with 118% and 135%, respectively, at December 31, 2010. Continued pressure on housing prices in California and Florida have contributed negatively to both the current estimated average LTV ratio and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio. Of the PCI portfolio, at both June 30, 2011 and December 31, 2010, 63% had a current estimated LTV ratio greater than 100%, and 31% had a current estimated LTV ratio greater than 125%.
While the current estimated collateral value is greater than the net carrying value of PCI loans, the ultimate performance of this portfolio is highly dependent on borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity, as well as on the cost of alternative housing. For further information on the geographic composition and current estimated LTVs of residential real estate – non-PCI and PCI loans, see Note 13 on pages 134–148 of this Form 10-Q.

Loan modification activities
For additional information about consumer loan modification activities, including consumer loan modifications accounted for as troubled debt restructurings (“TDRs”), see Note 13 on pages 134–148 of this Form 10-Q and Note 14 on pages 139–140 of JPMorgan Chase’s 2010 Annual Report.
Residential real estate loans: For both the Firm’s on–balance sheet loans and loans serviced for others, more than 1,177,000 mortgage modifications have been offered to borrowers and approximately 375,000 have been approved since the beginning of 2009. Of these, approximately 355,000 have achieved permanent modification as of June 30, 2011. Of the remaining 802,000 offered modifications, 27% are in a trial period or still being reviewed for a modification, while 73% have dropped out of the modification program or otherwise were not eligible for final modification.
The Firm is participating in the U.S. Treasury’s Making Home Affordable (“MHA”) programs and is continuing to expand its other loss-mitigation efforts for financially distressed borrowers who do not qualify for the U.S. Treasury’s programs. The MHA programs include the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”). The Firm’s other loss-mitigation programs for troubled borrowers who do not qualify for HAMP include the traditional modification programs offered by the GSEs and Ginnie Mae, as well as the Firm’s proprietary modification programs, which include concessions similar to those offered under HAMP but with expanded eligibility criteria. In addition, the Firm has offered modification programs targeted specifically to borrowers with higher-risk mortgage products.
MHA, as well as the Firm’s other loss-mitigation programs, generally provide various concessions to financially troubled borrowers, including, but not limited to, interest rate reductions, term or payment extensions, and deferral or forgiveness of principal payments that would have otherwise been required under the terms of the original agreement. For the 81,300 on–balance sheet loans modified under HAMP and the Firm’s other loss-mitigation programs since July 1, 2009, 53% of permanent loan modifications have included interest rate reductions, 57% have included term or payment extensions, 12% have included principal deferment and 22% have included principal forgiveness. Principal forgiveness has been limited to specific modification programs to higher-risk borrowers. The sum of the percentages of the types of loan modifications exceeds 100%, because in some cases, the modification of an individual loan includes more than one type of concession.
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
The ultimate success of these modification programs and their impact on reducing credit losses remains uncertain given the short period of time since modification. The primary indicator used by management to monitor the success of these programs is the rate at which the modified loans redefault. Modification redefault rates are affected by a number of factors, including the type of loan modified, the borrower’s overall ability and willingness to repay the modified loan and other macroeconomic factors. Reduction in payment size for a borrower has shown to be the most significant driver in improving redefault rates. Modifications completed after July 1, 2009, whether under HAMP or under the Firm’s other modification programs, differ from modifications completed under prior programs in that they are generally fully underwritten after a successful trial payment period of at least three months. Performance metrics to date for modifications seasoned more than six months show weighted average redefault rates of 20% and 28% for HAMP and the Firm’s other modification programs, respectively. These redefault rates exclude certain recent modifications that were offered to borrowers who were current on their loans prior to modification, but who were subject to future payment recast risk. The weighted average default rate for such modifications that have seasoned more than six months was 5%. While the redefault rates for HAMP and the Firm’s other modification programs compare favorably to equivalent metrics for modifications completed under programs in effect prior to July 1, 2009, ultimate redefault rates remain uncertain until modified loans have seasoned.
The following table presents information as of June 30, 2011, and December 31, 2010, relating to restructured on–balance sheet residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as TDRs.

Restructured residential real estate loans

	June 30, 2011		December 31, 2010
(in millions)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)	On–balance sheet loans	Nonaccrual on–balance sheet loans(d)
Restructured residential real estate loans – excluding PCI loans(a)(b)
Home equity – senior lien	$261	$53	$226	$38
Home equity – junior lien	517	232	283	63
Prime mortgage, including option ARMs	3,390	698	2,084	534
Subprime mortgage	2,843	695	2,751	632
Total restructured residential real estate loans – excluding PCI loans	$7,011	$1,678	$5,344	$1,267
Restructured PCI loans(c)
Home equity	$749	NA	$492	NA
Prime mortgage	3,663	NA	3,018	NA
Subprime mortgage	3,560	NA	3,329	NA
Option ARMs	12,574	NA	9,396	NA
Total restructured PCI loans	$20,546	NA	$16,235	NA

(a)	Amounts represent the carrying value of restructured residential real estate loans.

(b)
At June 30, 2011, and December 31, 2010, $3.5 billion and $3.0 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHA) were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15 on pages 151–159 of this Form 10-Q.

(c)	Amounts represent the unpaid principal balance of restructured PCI loans.

(d)
Nonaccrual loans modified in a TDR may be returned to accrual status when repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms or three payments subsequent to permanent modification if trial modification payments were made. As of June 30, 2011, and December 31, 2010, nonaccrual loans included $938 million and $580 million, respectively, of TDRs for which the borrowers had not yet made six payments under the modified terms.

Foreclosure prevention: Foreclosure is a last resort, and the Firm makes significant efforts to help borrowers stay in their homes. Since the second quarter of 2009, the Firm has prevented two foreclosures (through loan modification, short sales, and other foreclosure prevention means) for every foreclosure completed.
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
The foreclosure process is governed by laws and regulations established on a state-by-state basis. In some states, the foreclosure process involves a judicial process requiring filing documents with a court. In other states, the process is mostly non-judicial, involving various processes, some of which require filing documents with governmental agencies. During the third quarter of 2010, the Firm became aware that certain documents executed by Firm personnel in connection with the foreclosure process may not have complied with all applicable procedural requirements. As a result, the Firm instructed its outside foreclosure counsel to temporarily suspend foreclosures, foreclosure sales and evictions in 43 states so that it could review its processes. These matters are the subject of investigation by federal and state officials. For further discussion, see “Mortgage Foreclosure Investigations and Litigation” in Note 23 on pages 172–179 of this Form 10-Q.
As of June 30, 2011, the Firm has resumed initiation of new foreclosure proceedings in nearly all states in which it had previously suspended such proceedings.

Nonperforming assets
The following table presents information as of June 30, 2011, and December 31, 2010, about consumer, excluding credit card nonperforming assets.
Nonperforming assets(a)

(in millions)	June 30, 2011	December 31, 2010
Nonaccrual loans(b)(c)
Home equity – senior lien	$481	$479
Home equity – junior lien	827	784
Prime mortgage, including option ARMs	4,024	4,320
Subprime mortgage	2,058	2,210
Auto	111	141
Business banking	770	832
Student and other	79	67
Total nonaccrual loans	8,350	8,833
Assets acquired in loan satisfactions
Real estate owned	956	1,294
Other	46	67
Total assets acquired in loan satisfactions	1,002	1,361
Total nonperforming assets	$9,352	$10,194

(a)
At June 30, 2011, and December 31, 2010, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $9.1 billion and $9.4 billion, respectively, that are 90 or more days past due; (2) real estate owned insured by U.S. government agencies of $2.4 billion and $1.9 billion, respectively; and (3) student loans insured by U.S. government agencies under the FFELP of $558 million and $625 million, respectively, that are 90 or more days past due. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

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

(c)	At June 30, 2011, and December 31, 2010, consumer, excluding credit card nonaccrual loans represented 2.65% and 2.70%, respectively, of total consumer, excluding credit card loans ..
Nonaccrual loans: Total consumer, excluding credit card nonaccrual loans, were $8.4 billion at June 30, 2011, compared with $8.8 billion at December 31, 2010. Nonaccrual loans have stabilized, but remained at elevated levels. The increase in loan modification activities is expected to continue to result in elevated levels of nonaccrual loans in the residential real estate portfolios as a result of both redefault of modified loans as well as the Firm’s policy that modified loans remain in nonaccrual status until repayment is reasonably assured and the borrower has made a minimum of six payments under the new terms or three payments subsequent to permanent modification if trial modification payments were made. Nonaccrual loans in the residential real estate portfolio totaled $7.4 billion at June 30, 2011, of which 71% were greater than 150 days past due; this compared with nonaccrual residential real estate loans of $7.8 billion at December 31, 2010, of which 71% were greater than 150 days past due. Modified residential real estate loans of $1.7 billion and $1.3 billion at June 30, 2011, and December 31, 2010, respectively, were classified as nonaccrual loans. Of these modified residential real estate loans, $938 million and $580 million had yet to make six payments under their modified terms at June 30, 2011, and December 31, 2010, respectively, with the remaining nonaccrual modified loans having redefaulted. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 48% and 46% to estimated collateral value at June 30, 2011, and December 31, 2010, respectively.
Real estate owned (“REO”): REO assets, excluding those insured by U.S. government agencies, decreased by $338 million from December 31, 2010, to $956 million at June 30, 2011.
Enhancements to Mortgage Servicing
During the second quarter of 2011, the Firm entered into Consent Orders with banking regulators relating to its residential mortgage servicing, foreclosure and loss-mitigation activities. In their Orders, the regulators have mandated significant changes to the Firm’s servicing and default business and outlined requirements to implement these changes. In accordance with the requirements of the Consent Orders, the Firm submitted a comprehensive action plan setting forth the steps necessary to ensure the Firm’s residential mortgage servicing, foreclosure and loss-mitigation activities are conducted in accordance with the requirements of the Orders. In addition, the Firm has undertaken remedial actions to ensure that it satisfies all requirements relating to mortgage servicing, foreclosures and loss-mitigation activities outlined in the Consent Orders. These corrective actions, which the Firm intends to implement over the course of this year, include:

•	Strengthening its compliance program so as to ensure mortgage-servicing and foreclosure operations, including loss-mitigation and loan modification, comply with all applicable legal requirements.

•	Establishing a single point of contact for borrowers to ensure effective coordination and communication related to foreclosure,

loss-mitigation and loan modification.

•	Ensuring appropriate oversight over third-party vendors for foreclosure or other related functions.

•
Ensuring appropriate controls and oversight of the Firm’s activities with respect to the Mortgage Electronic Registration system (“MERS”) and compliance with MERSCORP’s membership rules, terms and conditions.

•	Enhancing management information systems for loan modification, loss-mitigation and foreclosure activities.

•	Developing a comprehensive assessment of risks in servicing operations including, but not limited to, operational, transaction, legal and reputational risks.
In addition, pursuant to the Consent Orders, the Firm is required to enhance oversight of its mortgage servicing activities, including compliance, management and audit and, accordingly, is making changes in its organization structure, control oversight and customer service practices, which include:

•	Establishing an independent Compliance Committee which meets regularly and monitors progress against the Consent Orders.

•	Submission of a MERS plan which will ensure the Firm has the appropriate controls in place and is in compliance with MERSCORP’s membership rules, terms, and conditions.

•
Completion of a draft comprehensive risk assessment which has been submitted to senior management for review; a risk management plan is under development and it is intended to be completed within 120 days of the Consent Order.

•	Adding and upgrading compliance resources to support their expanded role with regard to ongoing activities as well as the expanded testing plan.

•
Defining the single point of contact role, including the roles of supervisors and managers, and the subsequent initiation of a pilot with the rollout of the single point of contact scheduled for later this year.

Additionally, pursuant to the Consent Orders, the Firm has retained an independent consultant to conduct a review of its residential foreclosure actions during the period from January 1, 2009, through December 31, 2010 (including foreclosure actions brought in respect to loans being serviced), and to remediate any errors or deficiencies identified by the independent consultant, including, if required, by reimbursing borrowers for any identified financial injury they may have incurred. The identification of residential mortgage loans serviced by the Firm in which a foreclosure action was initiated is in process and will be provided to the Independent Consultant. The borrower outreach process is being developed. For additional information, see Note 23 on pages 172–179 of this Form 10-Q.
Credit Card
Total credit card loans were $125.5 billion at June 30, 2011, a decrease of $12.2 billion from December 31, 2010, due to seasonality, higher repayment rates, runoff of the Washington Mutual portfolio and the Firm's sale of the $3.7 billion Kohl's portfolio on April 1, 2011.
For the retained credit card portfolio, the 30 plus day delinquency rate decreased to 2.98% at June 30, 2011, from 4.14% at December 31, 2010; and the net charge-off rate decreased to 5.82% for the three months ended June 30, 2011, from 10.20% for the three months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, the respective net charge-off rates were 6.40% and 10.99%. The delinquency trend is showing improvement, especially within early-stage delinquencies. Charge-offs have improved as a result of lower delinquent loans. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. The greatest geographic concentration of credit card retained loans is in California, which represented 13% of total retained loans at both June 30, 2011, and December 31, 2010. Loan concentration for the top five states of California, New York, Texas, Florida and Illinois consisted of $50.5 billion in receivables, or 40% of the retained loan portfolio, at June 30, 2011, compared with $54.4 billion, or 40%, at December 31, 2010.
Total retained credit card loans, excluding the Washington Mutual portfolio, were $113.8 billion at June 30, 2011, compared with $121.8 billion at December 31, 2010. The 30 plus day delinquency rate was 2.71% at June 30, 2011, down from 3.73% at December 31, 2010, and the net charge-off rate decreased to 5.23% for the three months ended June 30, 2011, from 9.02% for the three months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, the respective net charge-off rates were 5.77% and 9.80%.

Retained credit card loans in the Washington Mutual portfolio were $11.8 billion at June 30, 2011, compared with $13.7 billion at December 31, 2010. The Washington Mutual portfolio’s 30 plus day delinquency rate was 5.53% at June 30, 2011, down from 7.74% at December 31, 2010. The respective net charge-off rates for the three months ended June 30, 2011 and 2010, were 11.28% and 19.53%, and for the six months ended June 30, 2011 and 2010, the respectively net charge-off rate was 12.16% and 20.10%.
Modifications of credit card loans
For additional information about loan modification programs to borrowers, see Modifications of credit card loans on pages 137–138 of JPMorgan Chase’s 2010 Annual Report.
At June 30, 2011, and December 31, 2010, the Firm had $8.5 billion and $10.0 billion, respectively, of on–balance sheet credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms. The decrease in modified credit card loans outstanding from December 31, 2010, to June 30, 2011, was primarily attributable to a reduction in new modifications, with ongoing payments or charge-offs on previously modified credit card loans also contributing to the decrease. The Firm expects that a significant portion of the borrowers whose loans have been modified will not ultimately comply with the modified payment terms. Based on historical experience, the estimated weighted-average ultimate default rates for modified credit card loans were 37.40% at June 30, 2011, and 36.45% at December 31, 2010.
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
At June 30, 2011, and December 31, 2010, the Firm’s CRA loan portfolio was approximately $15 billion and $16 billion, respectively. At June 30, 2011, and December 31, 2010, 65%, respectively, of the CRA portfolio were residential mortgage loans at both periods; 16% and 15%, respectively, were business banking loans; 13% and 14%, respectively, were commercial real estate loans; and 6%, respectively, were other loans at both periods. CRA nonaccrual loans were 6% of the Firm’s nonaccrual loans at both June 30, 2011, and December 31, 2010, respectively. Net charge-offs in the CRA portfolio were 3% and 2%, respectively, of the Firm’s net charge-offs for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, the net charge-offs in the CRA portfolio were 3% and 2%, respectively, of the Firm's net charge-offs.

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
For a further discussion of the components of the allowance for credit losses, see Critical Accounting Estimates Used by the Firm on pages 92–95 and Note 14 on pages 149–150 of this Form 10-Q.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of June 30, 2011, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb losses inherent in the portfolio).
The allowance for credit losses was $29.1 billion at June 30, 2011, a decrease of $3.8 billion from $33.0 billion at December 31, 2010. The credit card allowance for loan losses decreased by $3.0 billion from December 31, 2010, primarily as a result of lower estimated losses. The wholesale allowance for loan losses decreased by $670 million from December 31, 2010, primarily related to the impact of loan sales and net repayments.
The allowance for lending-related commitments for both the wholesale and consumer excluding, credit card, portfolios which is reported in other liabilities, totaled $626 million and $717 million at June 30, 2011, and December 31, 2010, respectively.

The credit ratios in the table below are based on retained loan balances, which exclude loans held-for-sale and loans accounted for at fair value.
Summary of changes in the allowance for credit losses

	2011				2010
Six months ended June 30,	Wholesale	Consumer, excluding credit card	Credit card	Total	Wholesale	Consumer, excluding credit card	Credit card	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$4,761	$16,471	$11,034	$32,266	$7,145	$14,785	$9,672	$31,602
Cumulative effect of change in accounting principles(a)	—	—	—	—	14	127	7,353	7,494
Gross charge-offs	387	2,817	4,762	7,966	1,278	4,429	8,945	14,652
Gross recoveries	(142)	(275)	(726)	(1,143)	(88)	(228)	(712)	(1,028)
Net charge-offs	245	2,542	4,036	6,823	1,190	4,201	8,233	13,624
Provision for loan losses	(414)	2,446	1,036	3,068	(812)	5,450	5,733	10,371
Other	(11)	12	8	9	(9)	3	(1)	(7)
Ending balance	$4,091	$16,387	$8,042	$28,520	$5,148	$16,164	$14,524	$35,836
Impairment methodology
Asset-specific(b)(c)(d)	$749	$1,049	$3,451	$5,249	$1,324	$1,091	$4,846	$7,261
Formula-based(c)	3,342	10,397	4,591	18,330	3,824	12,262	9,678	25,764
PCI	—	4,941	—	4,941	—	2,811	—	2,811
Total allowance for loan losses	$4,091	$16,387	$8,042	$28,520	$5,148	$16,164	$14,524	$35,836
Allowance for lending-related commitments
Beginning balance at January 1,	$711	$6	$—	$717	$927	$12	$—	$939
Cumulative effect of change in accounting principles(a)	—	—	—	—	(18)	—	—	(18)
Provision for lending-related commitments	(89)	—	—	(89)	4	(2)	—	2
Other	(2)	—	—	(2)	(11)	—	—	(11)
Ending balance	$620	$6	$—	$626	$902	$10	$—	$912
Impairment methodology
Asset-specific	$144	$—	$—	$144	$248	$—	$—	$248
Formula-based	476	6	—	482	654	10	—	664
Total allowance for lending-related commitments	$620	$6	$—	$626	$902	$10	$—	$912
Total allowance for credit losses	$4,711	$16,393	$8,042	$29,146	$6,050	$16,174	$14,524	$36,748
Memo:
Retained loans, end of period	$244,224	$315,169	$125,523	$684,916	$212,987	$339,229	$142,994	$695,210
Retained loans, average	232,058	320,894	127,136	680,088	210,300	347,483	151,020	708,803
PCI loans, end of period	54	68,994	—	69,048	94	76,901	—	76,995
Credit ratios
Allowance for loan losses to retained loans	1.68%	5.20%	6.41%	4.16%	2.42%	4.76%	10.16%	5.15%
Allowance for loan losses to retained nonaccrual loans(d)	122	196	NM	243	97	154	NM	227
Allowance for loan losses to retained nonaccrual loans excluding credit card	122	196	NM	175	97	154	NM	135
Net charge-off rates(e)	0.21	1.60	6.40	2.02	1.14	2.44	10.99	3.88
Credit ratios excluding home lending PCI loans
Allowance for loan losses to retained loans(f)	1.68	4.65	6.41	3.83	2.42	5.09	10.16	5.34
Allowance for loan losses to retained nonaccrual loans(d)(f)	122	137	NM	201	97	127	NM	209
Allowance for loan losses to retained nonaccrual loans excluding credit card(d)(f)	122	137	NM	133	97	127	NM	117

(a)
Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its sponsored credit card securitization trusts, its administered multi-seller conduits and certain other consumer loan securitization entities, primarily mortgage-related. As a result, $7.4 billion, $14 million and $127 million, respectively, of allowance for loan losses were recorded on–balance sheet with the consolidation of these entities. For further discussion, see Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report.

(b)	Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR.

(c)	The asset-specific consumer, excluding credit card allowance for loan losses included TDR reserves of $962 million and $946 million at June 30, 2011, and 2010, respectively.

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

Provision for credit losses
For the three and six months ended June 30, 2011, the provision for credit losses was $1.8 billion and $3.0 billion, respectively, down 46% and 71%, respectively from the prior year periods. The consumer, excluding credit card, provision for credit losses was $1.1 billion and $2.4 billion, down 35% and 55%, respectively, from the prior year periods, reflecting improving delinquency and charge-off trends in 2011 across most portfolios. The credit card provision for credit losses was $810 million and $1.0 billion, down 64% and 82%, respectively, from the prior year periods, driven primarily by improved delinquency and net credit loss trends. The credit card three and six months provision also benefited from a reduction in the allowance for loan losses for both the prior and current year periods. The wholesale provision for credit losses had lower benefits of $117 million and $503 million, compared with benefits of $572 million and $808 million in the prior-year periods, primarily reflecting continued improvement in the credit environment from the year-ago period. The current-quarter benefit reflected a reduction in the allowance for loan losses, primarily due to net repayments.

Three months ended June 30,	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2011	2010	2011	2010	2011	2010
Wholesale	$(55)	$(555)	$(62)	$(17)	$(117)	$(572)
Consumer, excluding credit card	1,117	1,714	—	—	1,117	1,714
Credit card	810	2,221	—	—	810	2,221
Total provision for credit losses	$1,872	$3,380	$(62)	$(17)	$1,810	$3,363

Six months ended June 30,	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2011	2010	2011	2010	2011	2010
Wholesale	$(414)	$(812)	$(89)	$4	$(503)	$(808)
Consumer, excluding credit card	2,446	5,450	—	(2)	2,446	5,448
Credit card	1,036	5,733	—	—	1,036	5,733
Total provision for credit losses	$3,068	$10,371	$(89)	$2	$2,979	$10,373

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
The Firm calculates VaR to estimate possible economic outcomes for its current positions using historical simulation, which measures risk across instruments and portfolios in a consistent, comparable way. The simulation is based on data for the previous 12 months. This approach assumes that historical changes in market values are representative of the distribution of potential outcomes in the immediate future. VaR is calculated using a one day time horizon and an expected tail-loss methodology, and approximates a 95% confidence level. This means the Firm would expect to incur losses greater than that predicted by VaR estimates five times in every 100 trading days, or about 12 to 13 times a year. The Firm’s VaR calculation is highly granular and incorporates numerous risk factors, which are selected based on the risk profile of each portfolio.

The table below shows the results of the Firm’s VaR measure using a 95% confidence level.
Total IB trading VaR by risk type, credit portfolio VaR and other VaR

	Three months ended June 30,																Six months ended June 30,
	2011						2010						At June 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2011		2010		2011		2010
IB VaR by risk type:
Fixed income	$45		$36		$57		$64		$33		$95		$37		$87		$47		$66
Foreign exchange	9		6		13		10		7		18		10		11		10		12
Equities	25		17		36		20		12		32		18		23		27		22
Commodities and other	16		11		24		20		12		32		13		12		15		18
Diversification benefit to IB trading VaR	(37)	(a)	NM	(b)	NM	(b)	(42)	(a)	NM	(b)	NM	(b)	(39)	(a)	(42)	(a)	(38)	(a)	(46)	(a)
IB trading VaR	$58		$38		$75		$72		$40		$107		$39		$91		$61		$72
Credit portfolio VaR	27		22		33		27		18		40		22		29		27		23
Diversification benefit to IB trading and credit portfolio VaR	(8)	(a)	NM	(b)	NM	(b)	(9)	(a)	NM	(b)	NM	(b)	(10)	(a)	(9)	(a)	(8)	(a)	(9)	(a)
Total IB trading and credit portfolio VaR	$77		$51		$98		$90		$50		$128		$51		$111		$80		$86
Other VaR by risk type:
Mortgage Banking VaR	20		6		30		24		12		42		19		19		18		25
Chief Investment Office (“CIO”) VaR	51		43		57		72		55		79		46		55		56		71
Diversification benefit to total other VaR	(10)	(a)	NM	(b)	NM	(b)	(14)	(a)	NM	(b)	NM	(b)	(5)	(a)	(12)	(a)	(12)	(a)	(14)	(a)
Total other VaR	$61		$55		$68		$82		$55		$97		$60		$62		$62		$82
Diversification benefit to total IB and other VaR	(44)	(a)	NM	(b)	NM	(b)	(79)	(a)	NM	(b)	NM	(b)	(29)	(a)	(59)	(a)	(51)	(a)	(73)	(a)
Total IB and other VaR	$94		$82		$107		$93		$66		$133		$82		$114		$91		$95

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
Credit portfolio VaR includes the derivative CVA, hedges of the CVA and mark-to-market (“MTM”) hedges of the retained loan portfolio, which are reported in principal transactions revenue. However, Credit portfolio VaR does not include the retained portfolio, which is not MTM.
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
As noted above, IB, Credit portfolio and other VaR does not include the retained credit portfolio, which is not marked to market; however, it does include hedges of those positions. It also does not include debit valuation adjustments (“DVA”) taken on derivative and structured liabilities to reflect the credit quality of the Firm, principal investments (mezzanine financing, tax-oriented investments, etc.), and certain securities and investments held by the Corporate/Private Equity line of business, including private equity investments, capital management positions and longer-term investments managed by CIO. These longer-term positions are managed through the Firm’s earnings at risk and other cash flow monitoring processes, rather than by using a VaR measure. Principal investing activities and Private Equity positions are managed using stress and scenario analyses. See the DVA Sensitivity table on page 91 of this Form 10-Q for further details. For a discussion of Corporate/Private Equity, see pages 46–47 of this Form 10-Q.

Second-quarter and year-to-date 2011 VaR results
As presented in the table, average total IB and other VaR increased slightly for the three months ended June 30, 2011, when compared with the respective 2010 period. This increase was driven by a reduction in the Firm’s average IB and other VaR diversification benefit. For the six months ended June 30, 2011, average total IB and other VaR decreased for the comparable 2010 period. This decrease was driven by reduced market volatility as well as position changes.
Average total IB trading and credit portfolio VaR for the three and six months ended June 30, 2011, decreased compared with the respective 2010 periods. These decreases were driven primarily by reduced market volatility as well as position changes.
CIO VaR and Mortgage Banking VaR for the three months and six months ended June 30, 2011, decreased for the comparable 2010 periods. The decreases in CIO and Mortgage Banking VaR also were driven by reduced market volatility as well as position changes.
The Firm’s average IB and other VaR diversification benefit was $44 million or 32% of the sum for the three months ended June 30, 2011, compared with $79 million or 46% of the sum for the three months ended June 30, 2010. The Firm’s average IB and other VaR diversification benefit was $51 million or 36% of the sum for the six months ended June 30, 2011, compared with $73 million or 43% of the sum for the six months ended June 30, 2010. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
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
The following histogram illustrates the daily market risk-related gains and losses for IB, CIO and Mortgage Banking positions for the first six months of 2011. The chart shows that the Firm posted market risk-related gains on 127 of the 129 days in this period, with four days exceeding $200 million. The inset graph looks at those days on which the Firm experienced losses and depicts the amount by which the VaR exceeded the actual loss on each of those days. Losses were sustained on two days during the six months ended June 30, 2011, none of which exceeded the VaR measure.

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
Debit valuation adjustment sensitivity

(in millions)	One basis-point increase in JPMorgan Chase’s credit spread
June 30, 2011	$36
December 31, 2010	35

Economic-value stress testing
While VaR reflects the risk of loss due to adverse changes in markets using recent historical market behavior as an indicator of losses, stress testing captures the Firm’s exposure to unlikely but plausible events in abnormal markets using multiple scenarios that assume significant changes in credit spreads, equity prices, interest rates, currency rates or commodity prices. Scenarios are updated dynamically and may be redefined on an ongoing basis to reflect current market conditions. Along with VaR, stress testing is important in measuring and controlling risk; it enhances understanding of the Firm’s risk profile and loss potential, as stress losses are monitored against limits. Stress testing is also employed in cross-business risk management. Stress-test results, trends and explanations based on current market risk positions are reported to the Firm’s senior management and to the lines of business to allow them to better understand event risk-sensitive positions and manage risks with more transparency.
Nontrading interest rate-sensitive revenue-at-risk (i.e., “earnings-at-risk”)
Interest rate risk represents one of the Firm's significant market risk exposures. This risk arises not only from trading activities but also from the Firm's traditional banking activities which include extension of loans and credit facilities, taking deposits and issuing debt. The Firm manages this interest rate risk generally through its investment securities portfolio and related derivatives. The Firm evaluates its nontrading interest rate risk exposure through the stress testing of earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm's net interest income and interest rate-sensitive fees (“nontrading interest rate-sensitive revenue”). Earnings-at-risk excludes the impact of trading activities and MSRs as these sensitivities are captured under VaR. For further discussion on interest rate exposure, see Earnings-at-risk stress testing on pages 145–146 of JPMorgan Chase’s 2010 Annual Report.
The Firm conducts simulations of changes in nontrading interest rate-sensitive revenue under a variety of interest rate scenarios. Earnings-at-risk tests measure the potential change in this revenue, and the corresponding impact to the Firm's pretax earnings, over the following 12 months. These tests highlight exposures to various interest rate-sensitive factors, such as the rates themselves (e.g., the prime lending rate), pricing strategies on deposits, optionality and changes in product mix. The tests include forecasted balance sheet changes, such as asset sales and securitizations, as well as prepayment and reinvestment behavior. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience and forward market expectations. The balance and pricing assumptions of deposits that have no stated maturity are based on historical performance, the competitive environment, customer behavior, and product mix.
Immediate changes in interest rates present a limited view of risk, and so a number of alternative scenarios are also reviewed. These scenarios include the implied forward curve, nonparallel rate shifts and severe interest rate shocks on selected key rates. These scenarios are intended to provide a comprehensive view of JPMorgan Chase's earnings at risk over a wide range of outcomes.
JPMorgan Chase’s 12-month pretax earnings sensitivity profiles.
(Excludes the impact of trading activities and MSRs)

	Immediate change in rates
(in millions)	+200bp	+100bp	-100bp		-200bp
June 30, 2011	$3,595	$2,062	NM	(a)	NM	(a)
December 31, 2010	2,465	1,483	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-point parallel shocks result in a Fed Funds target rate of zero and negative three- and six-month treasury rates. The earnings-at-risk results of such a low-probability scenario are not meaningful.

The change in earnings at risk from December 31, 2010, resulted from investment portfolio repositioning and an assumed higher level of deposit balances. The Firm’s risk to rising rates was largely the result of widening deposit margins, which are currently compressed due to very low short-term interest rates.
Additionally, under another interest rate scenario used by the Firm – involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels – results in a 12-month pretax earnings benefit of $980 million. The increase in earnings under this scenario is due to reinvestment of maturing assets at the higher long-term rates, with funding costs remaining unchanged.

PRIVATE EQUITY RISK MANAGEMENT
For a discussion of Private Equity Risk Management, see page 147 of JPMorgan Chase’s 2010 Annual Report. At June 30, 2011, and December 31, 2010, the carrying value of the Private Equity portfolio was $8.8 billion and $8.7 billion, respectively, of which $670 million and $875 million, respectively, represented securities with publicly available market quotations.

OPERATIONAL RISK MANAGEMENT
For a discussion of JPMorgan Chase’s Operational Risk Management, see pages 147–148 of JPMorgan Chase’s 2010 Annual Report.

REPUTATION AND FIDUCIARY RISK MANAGEMENT
For a discussion of the Firm’s Reputation and Fiduciary Risk Management, see page 148 of JPMorgan Chase’s 2010 Annual Report.

SUPERVISION AND REGULATION
The following discussion should be read in conjunction with Regulatory developments on pages 9–10 of this Form 10-Q, and Supervision and Regulation section on pages 1–5 of JPMorgan Chase’s 2010 Form 10-K.
Dividends
At June 30, 2011, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, $4.1 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained wholesale and consumer loan portfolios, as well as the Firm’s wholesale and consumer lending-related commitments. The allowance for loan losses is intended to adjust the value of the Firm’s loan assets to reflect probable credit losses inherent in the portfolio as of the balance sheet date. The allowance for lending-related commitments is established to cover probable losses in the lending-related commitments portfolio. For a further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Allowance for Credit Losses on pages 149–150 and Note 15 on pages 239–243 of JPMorgan Chase’s 2010 Annual Report; for amounts recorded as of June 30, 2011 and 2010, see Allowance for Credit Losses on pages 86–88 and Note 14 on pages 149–150 of this Form 10-Q.
As noted in the discussion on page 149 of JPMorgan Chase’s 2010 Annual Report, the Firm’s allowance for credit losses is sensitive to several factors, depending on the portfolio. The Firm’s consumer loan portfolio is sensitive to changes in the economic environment, delinquency status, the realizable value of collateral, FICO scores, borrower behavior and other risk factors, while the Firm’s wholesale loan portfolio is sensitive to the estimated credit quality of individual loans, as expressed in the assigned risk ratings. Significant judgment is required to estimate the allowance for credit losses for each portfolio segment, considering all relevant factors. For example, the credit performance of the consumer portfolio across the entire consumer credit product spectrum has improved, particularly in credit card, but high unemployment and weak overall economic conditions continued to result in an elevated number of residential real estate loans that charge-off, and weak housing prices continued to negatively affect the severity of losses recognized on residential real estate loans that default. Significant judgment is required to estimate the duration and severity of the recent economic downturn, as well as its potential impact on housing prices and the labor market. Ongoing weak economic conditions, combined with elevated delinquencies and ongoing discussions regarding mortgage foreclosure-related matters with federal and state officials, continue to result in a high level of uncertainty in the residential real estate portfolio.
Changes in economic conditions or in the Firm’s assumptions could affect the Firm’s estimate of probable losses inherent in the portfolio at the balance sheet date. For example, deterioration in the following inputs would have the following effects on the Firm’s loss estimates as of June 30, 2011, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	A one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in loss estimates of approximately $1.9 billion.

•
A further 5% decline in home prices, beyond current assumptions, derived from a nationally recognized home price index could imply an increase to modeled annual loss estimates for the residential real estate portfolio, excluding PCI loans, of approximately $0.5 billion.

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $0.6 billion.
The purpose of these sensitivity analyses is to provide an indication of the isolated impacts of hypothetical alternative assumptions on credit loss estimates. The changes in the inputs presented above are not intended to imply management’s expectation of future deterioration of those risk factors.
It is difficult to estimate how potential changes in specific factors might affect the allowance for credit losses because management considers a variety of factors and inputs in estimating the allowance for credit losses. Changes in these factors and inputs may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors may be directionally inconsistent, such that improvement in one factor may offset deterioration in other factors. In addition, it is difficult to predict how changes in specific economic conditions or assumptions could affect borrower behavior or other factors considered by management in estimating the allowance for credit losses. Given the process the Firm follows in evaluating the risk factors related to its loans, including risk ratings, home price assumptions, and credit card loss estimates, management believes that its current estimate of the allowance for credit loss is appropriate.
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

	June 30, 2011			December 31, 2010
(in billions)	Total assets at fair value	Total level 3 assets		Total assets at fair value	Total level 3 assets
Trading debt and equity instruments(a)	$381.3	$32.8		$409.4	$34.6
Derivative receivables – gross	1,392.4	34.2		1,529.4	34.6
Netting adjustment	(1,315.0)	—		(1,448.9)	—
Derivative receivables – net	77.4	34.2	(d)	80.5	34.6	(d)
AFS securities	324.7	15.9		316.3	14.3
Loans	2.0	1.5		2.0	1.5
MSRs	12.2	12.2		13.6	13.6
Private equity investments	8.7	8.0		8.7	7.9
Other(b)	46.0	4.5		43.8	4.1
Total assets measured at fair value on a recurring basis	852.3	109.1		874.3	110.6
Total assets measured at fair value on a nonrecurring basis(c)	3.9	0.7		9.9	4.0
Total assets measured at fair value	$856.2	$109.8	(e)	$884.2	$114.6	(e)
Total Firm assets	$2,246.8			$2,117.6
Level 3 assets as a percentage of total Firm assets		5%			5%
Level 3 assets as a percentage of total Firm assets at fair value		13%			13%

(a)	Includes physical commodities generally carried at the lower of cost or fair value.

(b)	Includes certain securities purchased under resale agreements, securities borrowed, accrued interest receivable and other investments.

(c)
Predominantly includes mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral, carried on the Consolidated Balance Sheets at the lower of cost or fair value at June 30, 2011, and December 31, 2010; and includes credit card loans carried on the Consolidated Balance Sheet at the lower of cost or fair value at December 31, 2010.

(d)
Derivative receivable and derivative payable balances, and the related cash collateral received and paid, are presented net on the Consolidated Balance Sheets where there is a legally enforceable master netting agreement in place with counterparties. For purposes of the table above, the Firm does not reduce level 3 derivative receivable balances for netting adjustments, as such an adjustment is not relevant to a presentation based on the transparency of inputs to the valuation. Therefore, the derivative balances reported in the fair value hierarchy levels are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $13.5 billion and $12.7 billion at June 30, 2011, and December 31, 2010, respectively, exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(e)	At June 30, 2011, and December 31, 2010, included $63.1 billion and $66.0 billion, respectively, of level 3 assets, consisting of recurring and nonrecurring assets carried by IB.
Valuation
For instruments classified within level 3 of the hierarchy, judgments used to estimate fair value may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs – including, but not limited to, yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Finally, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, constraints on liquidity and unobservable parameters, where relevant. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of changes in level 3 assets, see Note 3 on pages 102–114 of this Form 10-Q.
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
Purchased credit-impaired loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain loans with evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Firm would be unable to collect all contractually required payments receivable. These loans are considered to be PCI loans and are accounted for as described in Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report. The application of the accounting guidance for PCI loans requires a number of significant estimates and judgments, such as determining: (i) which loans are within the scope of PCI accounting guidance, (ii) the fair value of the PCI loans at acquisition, (iii) how loans are aggregated to apply the guidance on accounting for pools of loans, and (iv) estimates of cash flows to be collected over the term of the loans. For additional information on PCI loans, including the significant assumptions, estimates and judgment involved, see PCI loans on pages 152–153 of JPMorgan Chase’s 2010 Annual Report and Note 14 on pages 149–150 of this Form 10-Q.
As of June 30, 2011, the carrying value of the aggregate portfolio of PCI loans incorporates assumptions about home prices derived from a nationally recognized home price index; this index reflects a further 5% decline in housing prices based on the geographic distribution of the PCI portfolio. An adverse home price scenario (reflecting an additional 5% decline in housing prices beyond that already assumed) could imply an increase in credit loss estimates for these loans of approximately $1.5 billion.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 153 of JPMorgan Chase’s 2010 Annual Report.
During the six months ended June 30, 2011, the Firm updated the discounted cash flow valuations of certain consumer lending businesses in RFS and CS, which continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. The assumptions used in the valuation of these businesses include (a) estimates of future cash flows for the business (which are dependent on portfolio outstanding balances, net interest margin, operating expense, credit losses and the amount of capital necessary given the risk of business activities to meet regulatory capital requirements), and (b) the cost of equity used to discount those cash flows to a present value. Each of these factors requires significant judgment and the assumptions used are based on management's best estimate and most current projections, including the anticipated effects of regulatory and legislative changes, derived from the Firm's business forecasting process reviewed with senior management. These projections are consistent with the short-term assumptions discussed in the Business Outlook on pages 8–9 of this Form 10-Q, and, in the longer term, incorporate a set of macroeconomic assumptions and the Firm's best estimates of long-term growth and returns of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.

In addition, for its other businesses, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes) and prior projections of business performance. Based upon the updated valuations for its consumer lending businesses and reviews of its other businesses, the Firm concluded that goodwill allocated to all of its reporting units was not impaired at June 30, 2011. However, the fair value of the Firm's consumer lending businesses in RFS and CS each exceeded their carrying values by less than 15% and the associated goodwill of such lines of business remains at an elevated risk of impairment due to each businesses' exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes.
Deterioration in economic market conditions, increased estimates of the effects of recent regulatory or legislative changes, or additional regulatory or legislative changes may result in declines in projected business performance beyond management’s current expectations. For example, in RFS, such declines could result from increases in costs to resolve foreclosure-related matters or from deterioration in economic conditions that result in increased credit losses, including decreases in home prices beyond management's current expectations. In CS, declines in business performance could result from deterioration in economic conditions such as increased unemployment claims or bankruptcy filings that result in increased credit losses or changes in customer behavior that cause decreased account activity or receivable balances. Such declines in business performance, increases in equity capital requirements, or increases in the estimated cost of equity, could cause the estimated fair values of the Firm's reporting units or their associated goodwill to decline, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 16 on pages 159–163 of this Form 10-Q.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 154 of JPMorgan Chase’s 2010 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 on pages 172–179 of this Form 10-Q, and Note 32 on pages 282–289 of JPMorgan Chase’s 2010 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS
Fair value measurements and disclosures
In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy are effective for interim reporting periods beginning after December 15, 2009; the Firm adopted this guidance in the first quarter of 2010. For additional information about the impact of the adoption of the new fair value measurements guidance, see Note 3 on pages 102–114 of this Form 10-Q. In addition, a new requirement to provide purchases, sales, issuances and settlements in the level 3 rollforward on a gross basis is effective for fiscal years beginning after December 15, 2010. The Firm adopted the new guidance, effective January 1, 2011.
In May 2011, the FASB issued guidance that amends the requirements for fair value measurement and disclosure. The guidance changes and clarifies certain existing requirements related to portfolios of financial instruments and valuation adjustments and requires additional disclosures for fair value measurements categorized in level 3 of the fair value hierarchy (including disclosure of the range of inputs used in certain valuations) and for financial instruments that are not carried at fair value but for which fair value is required to be disclosed. The guidance is effective in the first quarter of 2012. The Firm is currently assessing the impact of this guidance.
Disclosures about the credit quality of financing receivables and the allowance for credit losses
In July 2010, the FASB issued guidance that requires enhanced disclosures surrounding the credit characteristics of the Firm’s loan portfolio. Under the new guidance, the Firm is required to disclose its accounting policies; the methods it uses to determine the components of the allowance for credit losses; and qualitative and quantitative information about the credit risk inherent in the loan portfolio, including additional information on certain types of loan modifications. For the Firm, the new disclosures, other than those related to loan modifications, became effective for the 2010 Annual Report. For additional information, see Notes 13 and 14 on pages 134–148 and 149–150 of this Form 10-Q. The adoption of this guidance only affected JPMorgan Chase’s disclosures of financing receivables and not its Consolidated Balance Sheets or results of operations. New disclosures regarding TDRs will become effective for the 2011 third quarter.
Determining whether a restructuring is a troubled debt restructuring
In April 2011, the FASB issued guidance to clarify existing standards for determining whether a restructuring represents a TDR from the perspective of the creditor. The guidance is effective in the third quarter of 2011 and must be applied retrospectively to January 1, 2011. The Firm does not expect that the implementation of this new guidance will have a significant impact on the Firm’s Consolidated Balance Sheets or results of operations.
Accounting for repurchase and similar agreements
In April 2011, the FASB issued guidance that amends the criteria used to assess whether repurchase and similar agreements should be accounted for as financings or sales (purchases) with forward agreements to repurchase (resell). Specifically, the guidance eliminates circumstances in which the lack of adequate collateral maintenance requirements could result in a repurchase agreement being accounted for as a sale. The guidance is effective for new transactions or existing transactions that are modified beginning January 1, 2012. The Firm has accounted for its repurchase and similar agreements as secured financings, and therefore, the Firm does not expect the application of this guidance will have an impact on the Firm’s Consolidated Balance Sheets or results of operations.
Presentation of other comprehensive income
In June 2011, the FASB issued guidance that modifies the presentation of other comprehensive income in the Consolidated Financial Statements. The guidance requires that items of net income, items of other comprehensive income, and total comprehensive income be presented in one continuous statement or in two separate but consecutive statements. For public companies the guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The application of this guidance will only affect the presentation of the Consolidated Financial Statements and will have no impact on the Firm’s Consolidated Balance Sheets or results of operations.

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

•
Ability of the Firm to develop new products and services, and the extent to which products or services previously sold by the Firm (including but not limited to mortgages and asset-backed securities) require the Firm to incur liabilities or absorb losses not contemplated at their initiation or origination;

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

•	The other risks and uncertainties detailed in Part II, Item 1A: Risk Factors on pages 192–193 of this Form 10-Q, and in Part I, Item 1A: Risk Factors on pages 5–12 of the 2010 Form 10-K.
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

JPMORGAN CHASE & CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2011	2010	2011	2010
Revenue
Investment banking fees	$1,933	$1,421	$3,726	$2,882
Principal transactions	3,140	2,090	7,885	6,638
Lending- and deposit-related fees	1,649	1,586	3,195	3,232
Asset management, administration and commissions	3,703	3,349	7,309	6,614
Securities gains(a)	837	1,000	939	1,610
Mortgage fees and related income	1,103	888	616	1,546
Credit card income	1,696	1,495	3,133	2,856
Other income	882	585	1,456	997
Noninterest revenue	14,943	12,414	28,259	26,375
Interest income	15,632	15,719	31,079	32,564
Interest expense	3,796	3,032	7,338	6,167
Net interest income	11,836	12,687	23,741	26,397
Total net revenue	26,779	25,101	52,000	52,772
Provision for credit losses	1,810	3,363	2,979	10,373
Noninterest expense
Compensation expense	7,569	7,616	15,832	14,892
Occupancy expense	935	883	1,913	1,752
Technology, communications and equipment expense	1,217	1,165	2,417	2,302
Professional and outside services	1,866	1,685	3,601	3,260
Marketing	744	628	1,403	1,211
Other expense	4,299	2,419	7,242	6,860
Amortization of intangibles	212	235	429	478
Total noninterest expense	16,842	14,631	32,837	30,755
Income before income tax expense	8,127	7,107	16,184	11,644
Income tax expense	2,696	2,312	5,198	3,523
Net income	$5,431	$4,795	$10,986	$8,121
Net income applicable to common stockholders	$5,067	$4,363	$10,203	$7,335
Net income per common share data
Basic earnings per share	$1.28	$1.10	$2.57	$1.84
Diluted earnings per share	1.27	1.09	2.55	1.83
Weighted-average basic shares	3,958.4	3,983.5	3,970.0	3,977.0
Weighted-average diluted shares	3,983.2	4,005.6	3,998.6	4,000.2
Cash dividends declared per common share	$0.25	$0.05	$0.50	$0.10

(a)	The following other-than-temporary impairment losses are included in securities gains for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total other-than-temporary impairment losses	$—	$—	$(27)	$(94)
Losses recorded in/(reclassified from) other comprehensive income	(13)	—	(16)	(6)
Total credit losses recognized in income	$(13)	$—	$(43)	$(100)
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO. CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$30,466	$27,567
Deposits with banks	169,880	21,673
Federal funds sold and securities purchased under resale agreements (included $21,297 and $20,299 at fair value)	213,362	222,554
Securities borrowed (included $14,833 and $13,961 at fair value)	121,493	123,587
Trading assets (included assets pledged of $99,140 and $73,056)	458,722	489,892
Securities (included $324,726 and $316,318 at fair value and assets pledged of $96,167 and $86,891)	324,741	316,336
Loans (included $2,007 and $1,976 at fair value)	689,736	692,927
Allowance for loan losses	(28,520)	(32,266)
Loans, net of allowance for loan losses	661,216	660,661
Accrued interest and accounts receivable	80,292	70,147
Premises and equipment	13,679	13,355
Goodwill	48,882	48,854
Mortgage servicing rights	12,243	13,649
Other intangible assets	3,679	4,039
Other assets (included $18,423 and $18,201 at fair value and assets pledged of $1,597 and $1,485)	108,109	105,291
Total assets(a)	$2,246,764	$2,117,605
Liabilities
Deposits (included $4,788 and $4,369 at fair value)	$1,048,685	$930,369
Federal funds purchased and securities loaned or sold under repurchase agreements (included $6,588 and $4,060 at fair value)	254,124	276,644
Commercial paper	51,160	35,363
Other borrowed funds (included $11,701 and $9,931 at fair value)	30,208	34,325
Trading liabilities	148,533	146,166
Accounts payable and other liabilities (included the allowance for lending-related commitments of $626 and $717; and $73 and $236 at fair value)	184,490	170,330
Beneficial interests issued by consolidated variable interest entities (included $911 and $1,495 at fair value)	67,457	77,649
Long-term debt (included $38,516 and $38,839 at fair value)	279,228	270,653
Total liabilities(a)	2,063,885	1,941,499
Commitments and contingencies (see Note 21 and 23 of this Form 10-Q)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 780,000 shares)	7,800	7,800
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Capital surplus	95,061	97,415
Retained earnings	82,612	73,998
Accumulated other comprehensive income/(loss)	1,638	1,001
Shares held in RSU Trust, at cost (1,191,384 and 1,192,712 shares)	(53)	(53)
Treasury stock, at cost (194,737,517 and 194,639,785 shares)	(8,284)	(8,160)
Total stockholders’ equity	182,879	176,106
Total liabilities and stockholders’ equity	$2,246,764	$2,117,605

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2011, and December 31, 2010. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

	June 30, 2011	December 31, 2010
Assets
Trading assets	$7,124	$9,837
Loans	80,387	95,587
All other assets	2,675	3,494
Total assets	$90,186	$108,918
Liabilities
Beneficial interests issued by consolidated variable interest entities	$67,457	$77,649
All other liabilities	1,587	1,922
Total liabilities	$69,044	$79,571
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both June 30, 2011, and December 31, 2010, the Firm provided limited program-wide credit enhancement of $2.0 billion related to its Firm-administered multi-seller conduits. For further discussion, see Note 15 on pages 151–159 of this Form 10-Q.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30,
(in millions, except per share data)	2011	2010
Preferred stock
Balance at January 1 and June 30	$7,800	$8,152
Common stock
Balance at January 1 and June 30	4,105	4,105
Capital surplus
Balance at January 1	97,415	97,982
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(2,351)	36
Other	(3)	(1,273)
Balance at June 30	95,061	96,745
Retained earnings
Balance at January 1	73,998	62,481
Cumulative effect of change in accounting principle	—	(4,391)
Net income	10,986	8,121
Dividends declared:
Preferred stock	(315)	(325)
Common stock ($0.50 and $0.10 per share)	(2,057)	(421)
Balance at June 30	82,612	65,465
Accumulated other comprehensive income/(loss)
Balance at January 1	1,001	(91)
Cumulative effect of change in accounting principle	—	(129)
Other comprehensive income	637	2,624
Balance at June 30	1,638	2,404
Shares held in RSU Trust, at cost
Balance at January 1 and June 30	(53)	(68)
Treasury stock, at cost
Balance at January 1	(8,160)	(7,196)
Purchase of treasury stock	(3,575)	(135)
Reissuance from treasury stock	3,451	1,648
Balance at June 30	(8,284)	(5,683)
Total stockholders’ equity	$182,879	$171,120
Comprehensive income
Net income	$10,986	$8,121
Other comprehensive income	637	2,624
Comprehensive income	$11,623	$10,745
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMORGAN CHASE & CO. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended June 30,
(in millions)	2011	2010
Operating activities
Net income	$10,986	$8,121
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,979	10,373
Depreciation and amortization	2,123	1,934
Amortization of intangibles	429	478
Deferred tax expense/(benefit)	679	(567)
Investment securities gains	(939)	(1,610)
Stock-based compensation	1,557	1,774
Originations and purchases of loans held-for-sale	(41,637)	(14,259)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	42,444	18,374
Net change in:
Trading assets	34,934	17,953
Securities borrowed	2,095	(2,620)
Accrued interest and accounts receivable	(10,151)	9,270
Other assets	1,172	(18,675)
Trading liabilities	(7,627)	19,396
Accounts payable and other liabilities	12,993	(1,066)
Other operating adjustments	6,688	(3,149)
Net cash provided by operating activities	58,725	45,727
Investing activities
Net change in:
Deposits with banks	(148,193)	23,866
Federal funds sold and securities purchased under resale agreements	9,195	(3,343)
Held-to-maturity securities:
Proceeds	3	4
Available-for-sale securities:
Proceeds from maturities	39,902	57,012
Proceeds from sales	42,994	77,754
Purchases	(83,322)	(102,291)
Proceeds from sales and securitizations of loans held-for-investment	7,755	5,850
Other changes in loans, net	(14,133)	13,138
Net cash used in business acquisitions or dispositions	(14)	(6)
All other investing activities, net	6	1,690
Net cash (used in)/provided by investing activities	(145,807)	73,674
Financing activities
Net change in:
Deposits	110,896	(46,179)
Federal funds purchased and securities loaned or sold under repurchase agreements	(22,499)	(24,023)
Commercial paper and other borrowed funds	12,669	(963)
Beneficial interests issued by consolidated variable interest entities	(566)	(2,273)
Proceeds from long-term borrowings and trust preferred capital debt securities	36,855	20,894
Payments of long-term borrowings and trust preferred capital debt securities	(42,132)	(58,424)
Excess tax benefits related to stock-based compensation	776	21
Treasury stock purchased	(3,575)	(135)
Dividends paid	(1,565)	(745)
All other financing activities, net	(1,534)	(497)
Net cash provided by/(used in) financing activities	89,325	(112,324)
Effect of exchange rate changes on cash and due from banks	656	(477)
Net increase in cash and due from banks	2,899	6,600
Cash and due from banks at the beginning of the period	27,567	26,206
Cash and due from banks at the end of the period	$30,466	$32,806
Cash interest paid	$7,544	$6,363
Cash income taxes paid, net	4,753	5,361
Note:    Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated noncash assets and liabilities of $87.7 billion and $92.2 billion, respectively.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See Glossary of Terms on pages 186–189 of this Form 10-Q for definitions of terms used throughout the Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – BASIS OF PRESENTATION
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations in more than 60 countries. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing, asset management and private equity. For a discussion of the Firm's business-segment information, see Note 24 on pages 180–182 of this Form 10-Q.
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
Certain amounts reported in prior periods have been reclassified to conform to the current presentation.
NOTE 2 – BUSINESS CHANGES AND DEVELOPMENTS
Increase in common stock dividend
On March 18, 2011, the Board of Directors raised the Firm’s quarterly common stock dividend from $0.05 to $0.25 per share, effective with the dividend paid on April 30, 2011, to shareholders of record on April 6, 2011.
Stock repurchases
On March 18, 2011, the Board of Directors approved a $15.0 billion common equity repurchase program, of which $8.0 billion is authorized for repurchase in 2011. The $15.0 billion repurchase program supersedes a $10.0 billion repurchase program approved in 2007. The $15.0 billion authorization includes shares to be repurchased to offset issuances under the Firm’s employee stock-based incentive plans.
The authorization to repurchase common equity will be utilized at management’s discretion, and the timing of purchases and the exact amount of common equity that may be repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time.
For additional information on repurchases see Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, on pages 193–194 of this Form 10-Q.
NOTE 3 – FAIR VALUE MEASUREMENT
For a further discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 on pages 170–187 of JPMorgan Chase’s 2010 Annual Report.
During the first six months of 2011, no changes were made to the Firm’s valuation models that had, or were expected to have, a material impact on the Firm’s Consolidated Balance Sheets or results of operations.
The following table presents the assets and liabilities measured at fair value as of June 30, 2011, and December 31, 2010, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis

	Fair value hierarchy
June 30, 2011 (in millions)	Level 1(h)	Level 2(h)	Level 3(h)	Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$21,297	$—	$—	$21,297
Securities borrowed	—	14,833	—	—	14,833
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	22,990	7,747	165	—	30,902
Residential – nonagency	—	2,609	863	—	3,472
Commercial – nonagency	—	881	1,843	—	2,724
Total mortgage-backed securities	22,990	11,237	2,871	—	37,098
U.S. Treasury and government agencies(a)	14,212	9,477	—	—	23,689
Obligations of U.S. states and municipalities	1	6,764	1,855	—	8,620
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,983	—	—	2,983
Non-U.S. government debt securities	23,786	51,652	82	—	75,520
Corporate debt securities	—	41,405	5,606	—	47,011
Loans (b)	—	24,613	11,742	—	36,355
Asset-backed securities	—	3,547	8,319	—	11,866
Total debt instruments	60,989	151,678	30,475	—	243,142
Equity securities	109,389	3,124	1,408	—	113,921
Physical commodities(c)	18,559	2,496	—	—	21,055
Other	—	2,313	908	—	3,221
Total debt and equity instruments(d)	188,937	159,611	32,791	—	381,339
Derivative receivables:
Interest rate	1,021	992,982	5,901	(966,993)	32,911
Credit	—	113,891	15,131	(122,824)	6,198
Foreign exchange	1,581	152,155	4,624	(138,462)	19,898
Equity	45	41,858	5,151	(39,970)	7,084
Commodity	2,403	52,260	3,369	(46,740)	11,292
Total derivative receivables(e)	5,050	1,353,146	34,176	(1,314,989)	77,383
Total trading assets	193,987	1,512,757	66,967	(1,314,989)	458,722
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	101,787	17,114	—	—	118,901
Residential – nonagency	1	58,928	4	—	58,933
Commercial – nonagency	—	4,932	240	—	5,172
Total mortgage-backed securities	101,788	80,974	244	—	183,006
U.S. Treasury and government agencies(a)	570	4,717	—	—	5,287
Obligations of U.S. states and municipalities	27	11,294	257	—	11,578
Certificates of deposit	—	4,861	—	—	4,861
Non-U.S. government debt securities	19,062	11,754	—	—	30,816
Corporate debt securities	—	55,806	—	—	55,806
Asset-backed securities:
Credit card receivables	—	5,401	—	—	5,401
Collateralized loan obligations	—	118	15,133	—	15,251
Other	—	9,216	269	—	9,485
Equity securities	3,197	38	—	—	3,235
Total available-for-sale securities	124,644	184,179	15,903	—	324,726
Loans	—	535	1,472	—	2,007
Mortgage servicing rights	—	—	12,243	—	12,243
Other assets:
Private equity investments(f)	81	589	8,022	—	8,692
All other	5,100	182	4,449	—	9,731
Total other assets	5,181	771	12,471	—	18,423
Total assets measured at fair value on a recurring basis(g)	$323,812	$1,734,372	$109,056	$(1,314,989)	$852,251
Deposits	$—	$3,925	$863	$—	$4,788
Federal funds purchased and securities loaned or sold under repurchase agreements	—	6,588	—	—	6,588
Other borrowed funds	—	9,623	2,078	—	11,701
Trading liabilities:
Debt and equity instruments(d)	66,374	18,294	197	—	84,865
Derivative payables:
Interest rate	983	959,804	2,784	(946,265)	17,306
Credit	—	115,076	10,398	(120,596)	4,878
Foreign exchange	1,537	146,578	5,160	(134,260)	19,015
Equity	51	38,237	8,354	(35,212)	11,430
Commodity	2,318	51,353	4,643	(47,275)	11,039
Total derivative payables(e)	4,889	1,311,048	31,339	(1,283,608)	63,668
Total trading liabilities	71,263	1,329,342	31,536	(1,283,608)	148,533
Accounts payable and other liabilities	—	—	73	—	73
Beneficial interests issued by consolidated VIEs	—	481	430	—	911
Long-term debt	—	24,982	13,534	—	38,516
Total liabilities measured at fair value on a recurring basis	$71,263	$1,374,941	$48,514	$(1,283,608)	$211,110

	Fair value hierarchy
December 31, 2010 (in millions)	Level 1(h)	Level 2(h)	Level 3(h)	Netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$20,299	$—	$—	$20,299
Securities borrowed	—	13,961	—	—	13,961
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	36,813	10,738	174	—	47,725
Residential – nonagency	—	2,807	687	—	3,494
Commercial – nonagency	—	1,093	2,069	—	3,162
Total mortgage-backed securities	36,813	14,638	2,930	—	54,381
U.S. Treasury and government agencies(a)	12,863	9,026	—	—	21,889
Obligations of U.S. states and municipalities	—	11,715	2,257	—	13,972
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,248	—	—	3,248
Non-U.S. government debt securities	31,127	38,482	202	—	69,811
Corporate debt securities	—	42,280	4,946	—	47,226
Loans (b)	—	21,736	13,144	—	34,880
Asset-backed securities	—	2,743	8,460	—	11,203
Total debt instruments	80,803	143,868	31,939	—	256,610
Equity securities	124,400	3,153	1,685	—	129,238
Physical commodities(c)	18,327	2,708	—	—	21,035
Other	—	1,598	930	—	2,528
Total debt and equity instruments(d)	223,530	151,327	34,554	—	409,411
Derivative receivables:
Interest rate	2,278	1,120,282	5,422	(1,095,427)	32,555
Credit	—	111,827	17,902	(122,004)	7,725
Foreign exchange	1,121	163,114	4,236	(142,613)	25,858
Equity	30	38,718	4,885	(39,429)	4,204
Commodity	1,324	56,076	2,197	(49,458)	10,139
Total derivative receivables(e)	4,753	1,490,017	34,642	(1,448,931)	80,481
Total trading assets	228,283	1,641,344	69,196	(1,448,931)	489,892
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	104,736	15,490	—	—	120,226
Residential – nonagency	1	48,969	5	—	48,975
Commercial – nonagency	—	5,403	251	—	5,654
Total mortgage-backed securities	104,737	69,862	256	—	174,855
U.S. Treasury and government agencies(a)	522	10,826	—	—	11,348
Obligations of U.S. states and municipalities	31	11,272	256	—	11,559
Certificates of deposit	6	3,641	—	—	3,647
Non-U.S. government debt securities	13,107	7,670	—	—	20,777
Corporate debt securities	—	61,793	—	—	61,793
Asset-backed securities:
Credit card receivables	—	7,608	—	—	7,608
Collateralized loan obligations	—	128	13,470	—	13,598
Other	—	8,777	305	—	9,082
Equity securities	1,998	53	—	—	2,051
Total available-for-sale securities	120,401	181,630	14,287	—	316,318
Loans	—	510	1,466	—	1,976
Mortgage servicing rights	—	—	13,649	—	13,649
Other assets:
Private equity investments(f)	49	826	7,862	—	8,737
All other	5,093	192	4,179	—	9,464
Total other assets	5,142	1,018	12,041	—	18,201
Total assets measured at fair value on a recurring basis(g)	$353,826	$1,858,762	$110,639	$(1,448,931)	$874,296
Deposits	$—	$3,596	$773	$—	$4,369
Federal funds purchased and securities loaned or sold under repurchase agreements	—	4,060	—	—	4,060
Other borrowed funds	—	8,547	1,384	—	9,931
Trading liabilities:
Debt and equity instruments(d)	58,468	18,425	54	—	76,947
Derivative payables:
Interest rate	2,625	1,085,233	2,586	(1,070,057)	20,387
Credit	—	112,545	12,516	(119,923)	5,138
Foreign exchange	972	158,908	4,850	(139,715)	25,015
Equity	22	39,046	7,331	(35,949)	10,450
Commodity	862	54,611	3,002	(50,246)	8,229
Total derivative payables(e)	4,481	1,450,343	30,285	(1,415,890)	69,219
Total trading liabilities	62,949	1,468,768	30,339	(1,415,890)	146,166
Accounts payable and other liabilities	—	—	236	—	236
Beneficial interests issued by consolidated VIEs	—	622	873	—	1,495
Long-term debt	—	25,795	13,044	—	38,839
Total liabilities measured at fair value on a recurring basis	$62,949	$1,511,388	$46,649	$(1,415,890)	$205,096

(a)	At June 30, 2011, and December 31, 2010, included total U.S. government-sponsored enterprise obligations of $124.0 billion and $137.3 billion respectively, which were predominantly mortgage-related.

(b)
At June 30, 2011, and December 31, 2010, included within trading loans were $20.1 billion and $22.7 billion, respectively, of residential first-lien mortgages, and $2.4 billion and $2.6 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $11.9 billion and $13.1 billion, respectively, and reverse mortgages of $3.9 billion and $4.0 billion, respectively.

(c)	Physical commodities inventories are generally accounted for at the lower of cost or fair value.

(d)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold but not yet purchased (short positions) when the long and short positions have identical Committee on Uniform Security Identification Procedures numbers (“CUSIPs”).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. Therefore, the balances reported in the fair value hierarchy table are gross of any counterparty netting adjustments. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivable and payable balances would be $13.5 billion and $12.7 billion at June 30, 2011, and December 31, 2010, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate/Private Equity line of business. The cost basis of the private equity investment portfolio totaled $9.6 billion and $10.0 billion at June 30, 2011, and December 31, 2010, respectively.

(g)
At June 30, 2011, and December 31, 2010, balances included investments valued at net asset values of $12.2 billion and $12.1 billion, respectively, of which $6.0 billion and $5.9 billion, respectively, were classified in level 1, $1.7 billion and $2.0 billion, respectively, in level 2, and $4.5 billion and $4.2 billion, respectively, in level 3.

(h)	For the six months ended June 30, 2011 and 2010, the transfers between levels 1, 2 and 3, were not significant.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the balance sheet amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2011and 2010. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2011	Fair value at April 1, 2011	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at June 30, 2011	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2011
(in millions)				Purchases(f)	Sales	Issuances	Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$191	$12		$7	$(18)	$—	$(27)	$—	$165	$(11)
Residential – nonagency	782	56		246	(103)	—	(57)	(61)	863	10
Commercial – nonagency	1,885	31		219	(262)	—	(30)	—	1,843	21
Total mortgage-backed securities	2,858	99		472	(383)	—	(114)	(61)	2,871	20
Obligations of U.S. states and municipalities	1,971	14		272	(414)	—	—	12	1,855	18
Non-U.S. government debt securities	113	1		113	(111)	—	(34)	—	82	1
Corporate debt securities	5,623	23		1,800	(1,820)	—	(111)	91	5,606	39
Loans	12,490	190		1,726	(1,753)	—	(424)	(487)	11,742	145
Asset-backed securities	8,883	228		855	(1,404)	—	(243)	—	8,319	67
Total debt instruments	31,938	555		5,238	(5,885)	—	(926)	(445)	30,475	290
Equity securities	1,367	170		61	(125)	—	(46)	(19)	1,408	158
Other	943	(4)		14	(11)	—	(34)	—	908	(5)
Total debt and equity instruments	34,248	721	(b)	5,313	(6,021)	—	(1,006)	(464)	32,791	443	(b)
Net derivative receivables:
Interest rate	2,470	1,407		217	(36)	—	(988)	47	3,117	720
Credit	4,373	301		1	(3)	—	65	(4)	4,733	622
Foreign exchange	2	(543)		91	(3)	—	(20)	(63)	(536)	(563)
Equity	(2,843)	(157)		140	(242)	—	(110)	9	(3,203)	(13)
Commodity	(865)	(306)		49	(30)	—	(117)	(5)	(1,274)	(353)
Total net derivative receivables	3,137	702	(b)	498	(314)	—	(1,170)	(16)	2,837	413	(b)
Available-for-sale securities:
Asset-backed securities	15,016	103		851	(22)	—	(546)	—	15,402	103
Other	509	(8)		—	—	—	—	—	501	2
Total available-for-sale securities	15,525	95	(c)	851	(22)	—	(546)	—	15,903	105	(c)
Loans	1,371	140	(b)	41	—	—	(80)	—	1,472	126	(b)
Mortgage servicing rights	13,093	(960)	(d)	591	—	—	(481)	—	12,243	(960)	(d)
Other assets:
Private equity investments	8,853	777	(b)	469	(1,906)	—	(171)	—	8,022	380	(b)
All other	4,560	(29)	(e)	300	—	—	(352)	(30)	4,449	(29)	(e)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2011	Fair value at April 1, 2011	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at June 30, 2011	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2011
(in millions)				Purchases(f)	Sales	Issuances	Settlements
Liabilities (a):
Deposits	$754	$3	(b)	$—	$—	$157	$(51)	$—	$863	$4	(b)
Other borrowed funds	1,844	5	(b)	—	—	326	(97)	—	2,078	5	(b)
Trading liabilities – Debt and equity instruments	173	(5)	(b)	(133)	158	—	—	4	197	(1)	(b)
Accounts payable and other liabilities	146	(26)	(e)	—	—	—	(47)	—	73	1	(e)
Beneficial interests issued by consolidated VIEs	588	31	(b)	—	—	103	(292)	—	430	6	(b)
Long-term debt	13,027	395	(b)	—	—	603	(491)	—	13,534	332	(b)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2010	Fair value at April 1, 2010	Total realized/ unrealized gains/(losses)		Purchases, issuances, settlements, net	Transfers into and/or out of level 3(g)	Fair value at June 30, 2010	Change in unrealized gains/(losses) related to financial instruments held June 30, 2010
(in millions)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$215	$19		$(55)	$(3)	$176	$—
Residential – nonagency	841	61		(36)	(62)	804	56
Commercial – nonagency	1,673	80		(11)	(3)	1,739	66
Total mortgage-backed securities	2,729	160		(102)	(68)	2,719	122
Obligations of U.S. states and municipalities	1,975	15		18	—	2,008	1
Non-U.S. government debt securities	118	(18)		14	—	114	(18)
Corporate debt securities	4,947	(53)		(177)	(166)	4,551	(34)
Loans	15,776	41		(943)	15	14,889	49
Asset-backed securities	8,673	(210)		234	(60)	8,637	(202)
Total debt instruments	34,218	(65)		(956)	(279)	32,918	(82)
Equity securities	1,716	101		1	4	1,822	154
Other	1,001	(30)		(51)	—	920	(20)
Total debt and equity instruments	36,935	6	(b)	(1,006)	(275)	35,660	52	(b)
Net of derivative receivables:
Interest rate	2,464	1,021		(534)	96	3,047	911
Credit	9,186	2,003		(1,410)	7	9,786	2,349
Foreign exchange	329	(513)		236	(1)	51	(452)
Equity	(1,867)	(284)		64	(72)	(2,159)	(123)
Commodity	(281)	(241)		70	35	(417)	(288)
Total net derivative receivables	9,831	1,986	(b)	(1,574)	65	10,308	2,397	(b)
Available-for-sale securities:
Asset-backed securities	12,571	(39)		(198)	—	12,334	(51)
Other	363	10		(67)	104	410	(2)
Total available-for-sale securities	12,934	(29)	(c)	(265)	104	12,744	(53)	(c)
Loans	1,140	(12)	(b)	(79)	16	1,065	(32)	(b)
Mortgage servicing rights	15,531	(3,584)	(d)	(94)	—	11,853	(3,584)	(d)
Other assets:
Private equity investments	6,385	(12)	(b)	992	(119)	7,246	(19)	(b)
All other	4,352	(40)	(e)	80	(84)	4,308	(20)	(e)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2010	Fair value at April 1, 2010	Total realized/ unrealized (gains)/losses		Purchases, issuances, settlements, net	Transfers into and/or out of level 3(g)	Fair value at June 30, 2010	Change in unrealized (gains)/losses related to financial instruments held June 30, 2010
(in millions)
Liabilities (a):
Deposits	$440	$15	(b)	$95	$334	$884	$10	(b)
Other borrowed funds	452	(48)	(b)	(103)	(10)	291	(37)	(b)
Trading liabilities – Debt and equity instruments	32	2	(b)	(30)	—	4	—	(b)
Accounts payable and other liabilities	328	(17)	(b)	138	—	449	(5)	(b)
Beneficial interests issued by consolidated VIEs	1,817	(26)	(b)	(399)	—	1,392	(68)	(b)
Long-term debt	17,518	(632)	(b)	(1,219)	95	15,762	(365)	(b)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2011	Fair value at January 1, 2011	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(g)	Fair value at June 30, 2011	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2011
(in millions)				Purchases (f)	Sales	Issuances	Settlements
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$174	$29		$28	$(39)	$—	$(27)	$—	$165	$(12)
Residential – nonagency	687	127		505	(271)	—	(124)	(61)	863	39
Commercial – nonagency	2,069	47		565	(744)	—	(94)	—	1,843	6
Total mortgage-backed securities	2,930	203		1,098	(1,054)	—	(245)	(61)	2,871	33
Obligations of U.S. states and municipalities	2,257	—		556	(969)	—	(1)	12	1,855	(8)
Non-U.S. government debt securities	202	4		243	(254)	—	(39)	(74)	82	6
Corporate debt securities	4,946	55		3,429	(2,895)	—	(117)	188	5,606	58
Loans	13,144	321		2,614	(2,777)	—	(1,153)	(407)	11,742	79
Asset-backed securities	8,460	628		1,973	(2,461)	—	(300)	19	8,319	347
Total debt instruments	31,939	1,211		9,913	(10,410)	—	(1,855)	(323)	30,475	515
Equity securities	1,685	240		98	(199)	—	(376)	(40)	1,408	380
Other	930	31		19	(12)	—	(60)	—	908	36
Total debt and equity instruments	34,554	1,482	(b)	10,030	(10,621)	—	(2,291)	(363)	32,791	931	(b)
Net derivative receivables:
Interest rate	2,836	1,926		345	(119)	—	(1,903)	32	3,117	729
Credit	5,386	(552)		2	(3)	—	(81)	(19)	4,733	(367)
Foreign exchange	(614)	(482)		116	(3)	—	462	(15)	(536)	(530)
Equity	(2,446)	22		235	(572)	—	(539)	97	(3,203)	49
Commodity	(805)	289		135	(97)	—	(541)	(255)	(1,274)	(80)
Total net derivative receivables	4,357	1,203	(b)	833	(794)	—	(2,602)	(160)	2,837	(199)	(b)
Available-for-sale securities:
Asset-backed securities	13,775	581		1,960	(26)	—	(888)	—	15,402	579
Other	512	1		—	(3)	—	(9)	—	501	9
Total available-for-sale securities	14,287	582	(c)	1,960	(29)	—	(897)	—	15,903	588	(c)
Loans	1,466	260	(b)	125	—	—	(363)	(16)	1,472	234	(b)
Mortgage servicing rights	13,649	(1,711)	(d)	1,349	—	—	(1,044)	—	12,243	(1,711)	(d)
Other assets:
Private equity investments	7,862	1,682	(b)	797	(2,045)	—	(274)	—	8,022	722	(b)
All other	4,179	31	(e)	709	(3)	—	(438)	(29)	4,449	31	(e)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2011	Fair value at January 1, 2011	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(g)	Fair value at June 30, 2011	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2011
(in millions)				Purchases (f)	Sales	Issuances	Settlements
Liabilities (a):
Deposits	$773	$(8)	(b)	$—	$—	$216	$(117)	$(1)	$863	$—	(b)
Other borrowed funds	1,384	(26)	(b)	—	—	903	(185)	2	2,078	(4)	(b)
Trading liabilities – Debt and equity instruments	54	(5)	(b)	(133)	277	—	—	4	197	1	(b)
Accounts payable and other liabilities	236	(63)	(e)	—	—	—	(100)	—	73	3	(e)
Beneficial interests issued by consolidated VIEs	873	25	(b)	—	—	114	(582)	—	430	(34)	(b)
Long-term debt	13,044	457	(b)	—	—	1,256	(1,462)	239	13,534	238	(b)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2010	Fair value at January 1, 2010	Total realized/ unrealized gains/(losses)		Purchases, issuances, settlements, net	Transfers into and/or out of level 3(g)	Fair value at June 30, 2010	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2010
(in millions)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$260	$24		$(105)	$(3)	$176	$(10)
Residential – nonagency	1,115	77		(340)	(48)	804	44
Commercial – nonagency	1,770	116		(144)	(3)	1,739	30
Total mortgage-backed securities	3,145	217		(589)	(54)	2,719	64
Obligations of U.S. states and municipalities	1,971	(27)		(78)	142	2,008	(42)
Non-U.S. government debt securities	89	(22)		47	—	114	51
Corporate debt securities	5,241	(331)		(467)	108	4,551	(5)
Loans	13,218	(290)		2,043	(82)	14,889	(358)
Asset-backed securities	8,620	(157)		158	16	8,637	(302)
Total debt instruments	32,284	(610)		1,114	130	32,918	(592)
Equity securities	1,956	81		(231)	16	1,822	213
Other	1,441	56		(655)	78	920	51
Total debt and equity instruments	35,681	(473)	(b)	228	224	35,660	(328)	(b)
Net of derivative receivables:
Interest rate	2,040	1,441		(575)	141	3,047	671
Credit	10,350	1,399		(1,961)	(2)	9,786	1,669
Foreign exchange	1,082	(893)		156	(294)	51	(861)
Equity	(2,306)	(86)		4	229	(2,159)	60
Commodity	(329)	(652)		472	92	(417)	(267)
Total net derivative receivables	10,837	1,209	(b)	(1,904)	166	10,308	1,272	(b)
Available-for-sale securities:
Asset-backed securities	12,732	(105)		(293)	—	12,334	(96)
Other	461	(67)		(89)	105	410	(95)
Total available-for-sale securities	13,193	(172)	(c)	(382)	105	12,744	(191)	(c)
Loans	990	(11)	(b)	78	8	1,065	(48)	(b)
Mortgage servicing rights	15,531	(3,680)	(d)	2	—	11,853	(3,680)	(d)
Other assets:
Private equity investments	6,563	136	(b)	931	(384)	7,246	11	(b)
All other	9,521	(58)	(e)	(5,060)	(95)	4,308	(111)	(e)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2010	Fair value at January 1, 2010	Total realized/ unrealized (gains)/losses		Purchases, issuances, settlements, net	Transfers into and/or out of level 3(g)	Fair value at June 30, 2010	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2010
(in millions)
Liabilities (a):
Deposits	$476	$5	(b)	$94	$309	$884	$(32)	(b)
Other borrowed funds	542	(100)	(b)	92	(243)	291	(110)	(b)
Trading liabilities – Debt and equity instruments	10	4	(b)	(33)	23	4	1	(b)
Accounts payable and other liabilities	355	(40)	(b)	134	—	449	(13)	(b)
Beneficial interests issued by consolidated VIEs	625	(33)	(b)	800	—	1,392	(105)	(b)
Long-term debt	18,287	(1,035)	(b)	(1,887)	397	15,762	(513)	(b)

(a)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 23% and 23% at June 30, 2011, and December 31, 2010, respectively.

(b)
Predominantly reported in principal transactions revenue, except for changes in fair value for Retail Financial Services ("RFS") mortgage loans originated with the intent to sell, which are reported in mortgage fees and related income.

(c)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains / (losses) are reported in other comprehensive income (“OCI”). Realized gains / (losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $103 million and $13 million for the three months ended June 30, 2011 and 2010, and were $434 million and $(65) million for the six months ended June 30, 2011 and 2010, respectively. Unrealized gains / (losses) reported on AFS securities in OCI were $(8) million and $(42) million for the three months ended June 30, 2011 and 2010, and were $148 million and $(107) million for the six months ended June 30, 2011 and 2010, respectively.

(d)	Changes in fair value for RFS mortgage servicing rights are reported in mortgage fees and related income.

(e)	Largely reported in other income.

(f)	Loan originations are included in purchases.

(g)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the reporting period.
Assets and liabilities measured at fair value on a nonrecurring basis
Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following tables present the assets and liabilities carried on the Consolidated Balance Sheets by caption and level within the valuation hierarchy as of June 30, 2011, and December 31, 2010, for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value hierarchy
June 30, 2011 (in millions)	Level 1(d)	Level 2(d)	Level 3(d)		Total fair value
Loans retained(a)	$—	$2,634	$231		$2,865
Loans held-for-sale	—	480	203		683
Total loans	—	3,114	434		3,548
Other real estate owned	—	61	281		342
Other assets	—	—	7		7
Total other assets	—	61	288		349
Total assets at fair value on a nonrecurring basis	$—	$3,175	$722		$3,897
Accounts payable and other liabilities(b)	$—	$11	$14		$25
Total liabilities at fair value on a nonrecurring basis	$—	$11	$14		$25

	Fair value hierarchy
December 31, 2010 (in millions)	Level 1(d)	Level 2(d)	Level 3(d)		Total fair value
Loans retained(a)	$—	$5,484	$513	(e)	$5,997
Loans held-for-sale(c)	—	312	3,200		3,512
Total loans	—	5,796	3,713		9,509
Other real estate owned	—	78	311		389
Other assets	—	—	2		2
Total other assets	—	78	313		391
Total assets at fair value on a nonrecurring basis	$—	$5,874	$4,026		$9,900
Accounts payable and other liabilities(b)	$—	$53	$18		$71
Total liabilities at fair value on a nonrecurring basis	$—	$53	$18		$71

(a)	Reflects mortgage, home equity and other loans where the carrying value is based on the fair value of the underlying collateral.

(b)
Represents, at June 30, 2011, and December 31, 2010, fair value adjustments associated with $529 million and $517 million, respectively, of unfunded held-for-sale lending-related commitments within the leveraged lending portfolio.

(c)	Predominantly includes credit card loans at December 31, 2010. Loans held-for-sale are carried on the Consolidated Balance Sheets at the lower of cost or fair value.

(d)	For the six months ended June 30, 2011 and 2010, the transfers between levels 1, 2 and 3 were not significant.

(e)	The prior period has been revised to conform with the current presentation.
The method used to estimate the fair value of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), depends on the type of collateral (e.g., securities, real estate, nonfinancial assets) underlying the loan. Fair value of the collateral is typically estimated based on quoted market prices, broker quotes or independent appraisals. For further information, see Note 14 on pages 149–150 of this Form 10-Q.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which a fair value adjustment has been included in the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2011 and 2010, related to financial instruments held at those dates.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2011	2010		2011	2010
Loans retained	$(709)	$(1,109)	(a)	$(1,272)	$(2,142)	(a)
Loans held-for-sale	13	(3)		38	65
Total loans	(696)	(1,112)		(1,234)	(2,077)
Other assets	(48)	11		(47)	29
Accounts payable and other liabilities	(4)	—		1	5
Total nonrecurring fair value gains/(losses)	$(748)	$(1,101)		$(1,280)	$(2,043)
(a) Prior periods have been revised to conform with the current presentation.
Level 3 analysis
Level 3 assets at June 30, 2011, predominantly include derivative receivables, mortgage servicing rights (“MSRs”), collateralized loan obligations (“CLOs”) held within the AFS securities portfolio, loans and asset-backed securities in the trading portfolio and private equity investments.

•
Derivative receivables included $34.2 billion of interest rate, credit, foreign exchange, equity and commodity contracts classified within level 3 at June 30, 2011. Credit derivative receivables of $15.1 billion include $9.9 billion of structured credit derivatives with corporate debt underlying and $3.3 billion of credit default swaps on commercial mortgages where the risks are partially mitigated by similar and offsetting derivative payables. Interest rate derivative receivables of $5.9 billion include long-dated structured interest rate derivatives which are dependent on correlation. Equity derivative receivables of $5.2 billion principally include long-dated contracts where the volatility levels are unobservable. Foreign exchange derivative receivables of $4.6 billion include long-dated foreign exchange derivatives which are dependent on the correlation between foreign exchange and interest rates.

•
Mortgage servicing rights represent the fair value of future cash flows for performing specified mortgage servicing activities for others (predominantly with respect to residential mortgage loans). For a further description of the MSR asset, the interest rate risk management and valuation methodology used for MSRs, including valuation assumptions and sensitivities, see Note 17 on pages 260–263 of JPMorgan Chase’s 2010 Annual Report and Note 16 on pages 159–163 of this Form 10-Q.

•
CLOs totaling $15.1 billion are securities backed by corporate loans held in the AFS securities portfolio. Substantially all of these securities are rated “AAA,” “AA” and “A” and had an average credit enhancement of 30%. Credit enhancement in CLOs is primarily in the form of subordination, which is a form of structural credit enhancement where realized losses associated with assets held by the issuing vehicle are allocated to the various tranches of securities issued by the vehicle considering their relative seniority. For further discussion, see Note 11 on pages 128–132 of this Form 10-Q.

•
Trading loans totaling $11.7 billion included $5.7 billion of residential mortgage whole loans and commercial mortgage loans for which there is limited price transparency; and $3.9 billion of reverse mortgages for which the principal risk sensitivities are mortality risk and home prices. The fair value of the commercial and residential mortgage loans is estimated by projecting expected cash flows, considering relevant borrower-specific and market factors, and discounting those cash flows at a rate reflecting current market liquidity. Loans are partially hedged by level 2 instruments, including credit default swaps and interest rate derivatives, for which valuation inputs are observable and liquid.

Consolidated Balance Sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 5% of total Firm assets at June 30, 2011. The following describes significant changes to level 3 assets since December 31, 2010.
For the three months ended June 30, 2011
Level 3 assets were $109.8 billion at June 30, 2011, reflecting a decrease of $6.3 billion from the first quarter largely related to a:

•	$4.4 billion decrease in nonrecurring loans held-for-sale driven by sales in the loan portfolios;
For the six months ended June 30, 2011
Level 3 assets decreased by $4.9 billion in the first six months of 2011, due to the following:

•	$3.0 billion net decrease in nonrecurring loans held-for-sale driven by sales in the loan portfolios;

•	$1.4 billion decrease in trading loans primarily due to asset sales

•	$1.4 billion decrease in MSRs. For further discussion of the change, refer to Note 16 on pages 159–163 of this Form 10-Q.

•	$1.6 billion increase in asset-backed AFS securities, predominantly driven by purchases of new issuance CLOs;

Gains and Losses
Included in the tables for the three months ended June 30, 2011

•	$960 million of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 159–163 of this Form 10-Q.
Included in the tables for the three months ended June 30, 2010

•	$2.0 billion of net gains on derivatives, largely driven by the widening of credit spreads

•	$632 million in gains related to long-term structured note liabilities, largely driven by the volatility in the equity markets

•	$3.6 billion of losses on MSRs predominantly due to declines in interest rates
Included in the tables for the six months ended June 30, 2011

•	$1.7 billion gain in private equity, predominately driven by net increases in investment valuations and sales in the portfolio.

•	$1.2 billion of net gains on derivatives, largely driven by increase in interest rate derivatives;

•	$1.7 billion of losses on MSRs. For further discussion of the change, refer to Note 16 on pages 159–163 of this Form 10-Q
Included in the tables for the six months ended June 30, 2010

•	$3.7 billion of losses on MSRs predominantly due to declines in interest rates

•	$1.2 billion of gains in net derivatives receivables

•	$1.0 billion of gains related to long-term structured note liabilities, primarily due to volatility in the equities markets.
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

(in millions)	June 30, 2011	December 31, 2010
Derivative receivables balance (net of derivatives CVA)	$77,383	$80,481
Derivatives CVA(a)	(4,075)	(4,362)
Derivative payables balance (net of derivatives DVA)	63,668	69,219
Derivatives DVA	(836)	(882)
Structured notes balance (net of structured notes DVA)(b)(c)	55,005	53,139
Structured notes DVA	(1,318)	(1,153)

(a)	Derivatives credit valuation adjustments (“CVA”), gross of hedges, includes results managed by the Credit Portfolio and other lines of business within the Investment Bank (“IB”).

(b)	Structured notes are recorded within long-term debt, other borrowed funds or deposits on the Consolidated Balance Sheets, based on the tenor and legal form of the note.

(c)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 114–116 of this Form 10-Q.
The following table provides the impact of credit adjustments on earnings in the respective periods, excluding the effect of any hedging activity.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Credit adjustments:
Derivative CVA(a)	$(248)	$(1,070)	$287	$(914)
Derivative DVA	23	397	(46)	291
Structured note DVA(b)	142	588	165	696

(a)	Derivatives CVA, gross of hedges, includes results managed by the Credit Portfolio and other lines of business within IB.

(b)	Structured notes are measured at fair value based on the Firm’s election under the fair value option. For further information on these elections, see Note 4 on pages 114–116 of this Form 10-Q.

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
The following table presents the carrying values and estimated fair values of financial assets and liabilities.

	June 30, 2011			December 31, 2010
(in billions)	Carrying value	Estimated fair value	Appreciation/ (depreciation)	Carrying value	Estimated fair value	Appreciation/ (depreciation)
Financial assets
Assets for which fair value approximates carrying value	$200.3	$200.3	$—	$49.2	$49.2	$—
Accrued interest and accounts receivable	80.3	80.3	—	70.1	70.1	—
Federal funds sold and securities purchased under resale agreements (included $21.3 and $20.3 at fair value)	213.4	213.4	—	222.6	222.6	—
Securities borrowed (included $14.8 and $14.0 at fair value)	121.5	121.5	—	123.6	123.6	—
Trading assets	458.7	458.7	—	489.9	489.9	—
Securities (included $324.7 and $316.3 at fair value)	324.7	324.7	—	316.3	316.3	—
Loans (included $2.0 and $2.0 at fair value)(a)	661.2	661.3	0.1	660.7	663.5	2.8
Mortgage servicing rights at fair value	12.2	12.2	—	13.6	13.6	—
Other (included $18.4 and $18.2 at fair value)	69.1	69.4	0.3	64.9	65.0	0.1
Total financial assets	$2,141.4	$2,141.8	$0.4	$2,010.9	$2,013.8	$2.9
Financial liabilities
Deposits (included $4.8 and $4.4 at fair value)	$1,048.7	$1,049.5	$(0.8)	$930.4	$931.5	$(1.1)
Federal funds purchased and securities loaned or sold under repurchase agreements (included $6.6 and $4.1 at fair value)	254.1	254.1	—	276.6	276.6	—
Commercial paper	51.2	51.2	—	35.4	35.4	—
Other borrowed funds (included $11.7 and $9.9 at fair value)(b)	30.2	30.2	—	34.3	34.3	—
Trading liabilities	148.5	148.5	—	146.2	146.2	—
Accounts payable and other liabilities (included $0.1 and $0.2 at fair value)	151.6	151.5	0.1	138.2	138.2	—
Beneficial interests issued by consolidated VIEs (included $0.9 and $1.5 at fair value)	67.5	67.9	(0.4)	77.6	77.9	(0.3)
Long-term debt and junior subordinated deferrable interest debentures (included $38.5 and $38.8 at fair value)(b)	279.2	280.7	(1.5)	270.7	271.9	(1.2)
Total financial liabilities	$2,031.0	$2,033.6	$(2.6)	$1,909.4	$1,912.0	$(2.6)
Net (depreciation)/appreciation			$(2.2)			$0.3

(a)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based upon the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in a loan loss reserve calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in a loan loss reserve calculation. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Note 3 pages 171–173 of JPMorgan Chase’s 2010 Annual Report.

(b)
Effective January 1, 2011, $23.0 billion of long-term advances from Federal Home Loan Banks (“FHLBs”) were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation.

The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded. The carrying value and estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	June 30, 2011		December 31, 2010
(in billions)	Carrying value(a)	Estimated fair value	Carrying value(a)	Estimated fair value
Wholesale lending-related commitments	$0.6	$1.5	$0.7	$0.9

(a)
Represents the allowance for wholesale lending-related commitments. Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which are recognized at fair value at the inception of guarantees.

The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases, without notice as permitted by law. For a further discussion of the valuation of lending-related commitments, see Note 3 on pages 171–173 of JPMorgan Chase’s 2010 Annual Report.
Trading assets and liabilities - average balances
Average trading assets and liabilities were as follows for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Trading assets – debt and equity instruments(a)	$422,715	$340,612	$420,103	$336,212
Trading assets – derivative receivables	82,860	79,409	84,141	79,048
Trading liabilities – debt and equity instruments(a)(b)	84,250	77,492	83,588	74,205
Trading liabilities – derivative payables	66,009	62,547	68,634	60,809

(a)
Balances reflect the reduction of securities owned (long positions) by the amount of securities sold, but not yet purchased (short positions) when the long and short positions have identical CUSIP numbers.

(b)	Primarily represent securities sold, not yet purchased.
NOTE 4 – FAIR VALUE OPTION
For a discussion of the primary financial instruments for which the fair value option was previously elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 4 on pages 187–189 of JPMorgan Chase’s 2010 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2011				2010
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$121	$—		$121	$261	$—		$261
Securities borrowed	(8)	—		(8)	27	—		27
Trading assets:
Debt and equity instruments, excluding loans	107	(4)	(c)	103	40	(12)	(c)	28
Loans reported as trading assets:
Changes in instrument-specific credit risk	429	4	(c)	433	389	28	(c)	417
Other changes in fair value	13	1,371	(c)	1,384	(299)	1,217	(c)	918
Loans:
Changes in instrument-specific credit risk	(7)	—		(7)	32	—		32
Other changes in fair value	139	—		139	(44)	—		(44)
Other assets	—	(42)	(d)	(42)	—	(49)	(d)	(49)
Deposits(a)	(93)	—		(93)	(103)	—		(103)
Federal funds purchased and securities loaned or sold under repurchase agreements	(14)	—		(14)	(56)	—		(56)
Other borrowed funds(a)	739	—		739	838	—		838
Trading liabilities	(3)	—		(3)	—	—		—
Beneficial interests issued by consolidated VIEs	(55)	—		(55)	(14)	—		(14)
Other liabilities	(1)	(1)	(d)	(2)	(19)	14	(d)	(5)
Long-term debt:
Changes in instrument-specific credit risk(a)	145	—		145	534	—		534
Other changes in fair value(b)	(93)	—		(93)	1,332	—		1,332

	Six months ended June 30,
	2011				2010
(in millions)	Principal transactions	Other income		Total changes in fair value recorded	Principal transactions	Other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$3	$—		$3	$280	$—		$280
Securities borrowed	1	—		1	39	—		39
Trading assets:
Debt and equity instruments, excluding loans	271	(1)	(c)	270	196	(11)	(c)	185
Loans reported as trading assets:
Changes in instrument-specific credit risk	909	4	(c)	913	798	22	(c)	820
Other changes in fair value	138	2,094	(c)	2,232	(683)	1,972	(c)	1,289
Loans:
Changes in instrument-specific credit risk	(13)	—		(13)	79	—		79
Other changes in fair value	282	—		282	(71)	—		(71)
Other assets	—	(42)	(d)	(42)	—	(102)	(d)	(102)
Deposits(a)	(110)	—		(110)	(292)	—		(292)
Federal funds purchased and securities loaned or sold under repurchase agreements	21	—		21	(65)	—		(65)
Other borrowed funds(a)	956	—		956	912	—		912
Trading liabilities	(6)	—		(6)	(3)	—		(3)
Beneficial interests issued by consolidated VIEs	(89)	—		(89)	32	—		32
Other liabilities	(4)	(3)	(d)	(7)	4	14	(d)	18
Long-term debt:
Changes in instrument-specific credit risk(a)	199	—		199	585	—		585
Other changes in fair value(b)	(117)	—		(117)	1,558	—		1,558

(a)
Total changes in instrument-specific credit risk related to structured notes were $142 million and $588 million for the three months ended June 30, 2011 and 2010, respectively, and $165 million and $696 million for the six months ended June 30, 2011 and 2010, respectively. Those totals include adjustments for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

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
Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2011, and December 31, 2010, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2011				December 31, 2010
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Performing loans 90 days or more past due
Loans reported as trading assets	$—		$—	$—	$—		$—	$—
Loans	—		—	—	—		—	—
Nonaccrual loans
Loans reported as trading assets	5,342		1,410	(3,932)	5,246		1,239	(4,007)
Loans	889		72	(817)	927		132	(795)
Subtotal	6,231		1,482	(4,749)	6,173		1,371	(4,802)
All other performing loans
Loans reported as trading assets	40,255		34,945	(5,310)	39,490		33,641	(5,849)
Loans	2,239		1,488	(751)	2,496		1,434	(1,062)
Total loans	$48,725		$37,915	$(10,810)	$48,159		$36,446	$(11,713)
Long-term debt
Principal-protected debt	$20,620	(b)	$21,157	$537	$20,761	(b)	$21,315	$554
Nonprincipal-protected debt(a)	NA		17,359	NA	NA		17,524	NA
Total long-term debt	NA		$38,516	NA	NA		$38,839	NA
Long-term beneficial interests
Principal-protected debt	$—		$—	$—	$49		$49	$—
Nonprincipal-protected debt(a)	NA		911	NA	NA		1,446	NA
Total long-term beneficial interests	NA		$911	NA	NA		$1,495	NA

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
At both June 30, 2011, and December 31, 2010, the contractual amount of letters of credit for which the fair value option was elected was $3.8 billion, with a corresponding fair value of $(6) million. For further information regarding off-balance sheet lending-related financial instruments, see Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report.

NOTE 5 – DERIVATIVE INSTRUMENTS
For a further discussion of the Firm’s use and accounting policies regarding derivative instruments, see Note 6 on pages 191–199 of JPMorgan Chase’s 2010 Annual Report.
Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of June 30, 2011, and December 31, 2010.

	Notional amounts(b)
(in billions)	June 30, 2011	December 31, 2010
Interest rate contracts
Swaps	$44,191	$46,299
Futures and forwards	8,871	9,298
Written options	4,361	4,075
Purchased options	4,623	3,968
Total interest rate contracts	62,046	63,640
Credit derivatives(a)	6,105	5,472
Foreign exchange contracts
Cross-currency swaps	2,875	2,568
Spot, futures and forwards	4,624	3,893
Written options	718	674
Purchased options	711	649
Total foreign exchange contracts	8,928	7,784
Equity contracts
Swaps	130	116
Futures and forwards	51	49
Written options	519	430
Purchased options	473	377
Total equity contracts	1,173	972
Commodity contracts
Swaps	401	349
Spot, futures and forwards	189	170
Written options	307	264
Purchased options	297	254
Total commodity contracts	1,194	1,037
Total derivative notional amounts	$79,446	$78,905

(a)	Primarily consists of credit default swaps. For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 123–124 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following tables summarize information on derivative fair values that are reflected on the Firm’s Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010, by accounting designation (e.g., whether the derivatives were designated as hedges or not) and contract type.
Free-standing derivatives(a)

	Derivative receivables			Derivative payables
June 30, 2011 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Not designated as hedges	Designated as hedges	Total derivative payables
Trading assets and liabilities
Interest rate	$994,157	$5,747	$999,904	$962,219	$1,352	$963,571
Credit	129,022	—	129,022	125,474	—	125,474
Foreign exchange(b)	154,697	3,663	158,360	151,498	1,777	153,275
Equity	47,054	—	47,054	46,642	—	46,642
Commodity	57,717	315	58,032	56,582	1,732	58,314
Gross fair value of trading assets and liabilities	$1,382,647	$9,725	$1,392,372	$1,342,415	$4,861	$1,347,276
Netting adjustment(c)			(1,314,989)			(1,283,608)
Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$77,383			$63,668

	Derivative receivables			Derivative payables
December 31, 2010 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Not designated as hedges	Designated as hedges	Total derivative payables
Trading assets and liabilities
Interest rate	$1,121,703	$6,279	$1,127,982	$1,089,604	$840	$1,090,444
Credit	129,729	—	129,729	125,061	—	125,061
Foreign exchange(b)	165,240	3,231	168,471	163,671	1,059	164,730
Equity	43,633	—	43,633	46,399	—	46,399
Commodity	59,573	24	59,597	56,397	2,078 (d)	58,475
Gross fair value of trading assets and liabilities	$1,519,878	$9,534	$1,529,412	$1,481,132	$3,977	$1,485,109
Netting adjustment(c)			(1,448,931)			(1,415,890)
Carrying value of derivative trading assets and trading liabilities on the Consolidated Balance Sheets			$80,481			$69,219

(a)
Excludes structured notes for which the fair value option has been elected. See Note 4 on pages 114–116 of this Form 10-Q and Note 4 on pages 187–189 of JPMorgan Chase’s 2010 Annual Report for further information.

(b)	Excludes $15 million and $21 million of foreign currency-denominated debt designated as a net investment hedge at June 30, 2011, and December 31, 2010, respectively.

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

Derivative receivables and payables fair value
The following table summarizes the fair values of derivative receivables and payables, including those designated as hedges, by contract type and after netting adjustments as of June 30, 2011, and December 31, 2010.

	Trading assets – Derivative receivables		Trading liabilities – Derivative payables
(in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Contract type
Interest rate	$32,911	$32,555	$17,306	$20,387
Credit	6,198	7,725	4,878	5,138
Foreign exchange	19,898	25,858	19,015	25,015
Equity	7,084	4,204	11,430	10,450
Commodity	11,292	10,139	11,039	8,229
Total	$77,383	$80,481	$63,668	$69,219

Impact of derivatives on the Consolidated Statements of Income
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2011 and 2010, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income				Income statement impact due to:
Three months ended June 30, 2011 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$166		$(102)	$64	$(17)	$81
Foreign exchange(b)	(1,239)	(f)	1,401	162	—	162
Commodity(c)	(401)		(97)	(498)	3	(501)
Total	$(1,474)		$1,202	$(272)	$(14)	$(258)

	Gains/(losses) recorded in income				Income statement impact due to:
Three months ended June 30, 2010 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$1,345		$(1,100)	$245	$96	$149
Foreign exchange(b)	3,841	(f)	(3,865)	(24)	—	(24)
Commodity(c)	139		(332)	(193)	—	(193)
Total	$5,325		$(5,297)	$28	$96	$(68)

	Gains/(losses) recorded in income				Income statement impact due to:
Six months ended June 30, 2011 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(552)		$698	$146	$(26)	$172
Foreign exchange(b)	(4,445)	(f)	4,525	80	—	80
Commodity(c)	(474)		336	(138)	2	(140)
Total	$(5,471)		$5,559	$88	$(24)	$112

	Gains/(losses) recorded in income				Income statement impact due to:
Six months ended June 30, 2010 (in millions)	Derivatives		Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$1,977		$(1,598)	$379	$124	$255
Foreign exchange(b)	5,488	(f)	(5,522)	(34)	—	(34)
Commodity(c)	(316)		64	(252)	—	(252)
Total	$7,149		$(7,056)	$93	$124	$(31)

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

(e)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income.

(f)
Included $(1.8) billion and $3.8 billion for the three months ended June 30, 2011 and 2010, respectively, and $(5.0) billion and $5.6 billion for the six months ended June 30, 2011 and 2010, respectively, of revenue related to certain foreign exchange trading derivatives designated as fair value hedging instruments.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2011 and 2010, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item as the offsetting change in cash flows on the hedged item in the Consolidated Statements of Income.

	Gains/(losses) recorded in income and other comprehensive income (“OCI”)/(loss)(c)
Three months ended June 30, 2011 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$75	$6	$81	$(103)	$(178)
Foreign exchange(b)	(7)	—	(7)	(40)	(33)
Total	$68	$6	$74	$(143)	$(211)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Three months ended June 30, 2010 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$33	$8	$41	$98	$65
Foreign exchange(b)	(23)	(3)	(26)	47	70
Total	$10	$5	$15	$145	$135

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Six months ended June 30, 2011 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$169	$9	$178	$(134)	$(303)
Foreign exchange(b)	15	—	15	(22)	(37)
Total	$184	$9	$193	$(156)	$(340)

	Gains/(losses) recorded in income and other comprehensive income/(loss)(c)
Six months ended June 30, 2010 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(d)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$82	$11	$93	$349	$267
Foreign exchange(b)	(75)	(3)	(78)	(65)	10
Total	$7	$8	$15	$284	$277

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily net interest income, compensation expense and other expense.

(c)
The Firm did not experience any forecasted transactions that failed to occur for the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2010, the Firm reclassified a $25 million loss from accumulated other comprehensive income (“AOCI”) to earnings because the Firm determined that it was probable that forecasted interest payment cash flows related to certain wholesale deposits would not occur.

(d)
Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk.

Over the next 12 months, the Firm expects that $96 million (after-tax) of net gains recorded in AOCI at June 30, 2011, related to cash flow hedges will be recognized in income. The maximum length of time over which forecasted transactions are hedged is 10 years, and such transactions primarily relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following tables present hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2011 and 2010.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2011		2010
Three months ended June 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Contract type
Foreign exchange derivatives	$(74)	$(383)	$(32)	$429
Foreign currency denominated debt	—	—	—	2
Total	$(74)	$(383)	$(32)	$431

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2011		2010
Six months ended June 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Contract type
Foreign exchange derivatives	$(145)	$(773)	$(73)	$714
Foreign currency denominated debt	—	—	—	43
Total	$(145)	$(773)	$(73)	$757

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in current-period income. There was no ineffectiveness for net investment hedge accounting relationships during the three and six months ended June 30, 2011 and 2010.

Risk management derivatives gains and losses (not designated as hedging instruments)
The following table presents nontrading derivatives, by contract type, that were not designated in hedge relationships, and the pretax gains/(losses) recorded on such derivatives for the three and six months ended June 30, 2011 and 2010. These derivatives are risk management instruments used to mitigate or transform market risk exposures arising from banking activities other than trading activities, which are discussed separately below.

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Contract type
Interest rate(a)	$1,486	$3,662	$1,562	$3,802
Credit(b)	(5)	60	(63)	(59)
Foreign exchange(c)	(78)	1	(98)	(20)
Commodity (b)	11	(24)	—	(47)
Total	$1,414	$3,699	$1,401	$3,676

(a)	Gains and losses were recorded in principal transactions revenue, mortgage fees and related income, and net interest income.

(b)	Gains and losses were recorded in principal transactions revenue.

(c)	Gains and losses were recorded in principal transactions revenue and net interest income.

Trading derivative gains and losses
The following table presents trading derivatives gains and losses, by contract type, that are recorded in principal transactions revenue in the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010. The Firm has elected to present derivative gains and losses related to its trading activities together with the cash instruments with which they are risk managed.

	Gains/(losses) recorded in principal transactions revenue
	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Type of instrument
Interest rate	$(353)	$(37)	$13	$70
Credit	745	1,287	1,954	3,412
Foreign exchange(a)	229	424	831	1,051
Equity	743	85	1,571	907
Commodity	1,219	20	1,393	433
Total	$2,583	$1,779	$5,762	$5,873

(a)
In 2010, the reporting of trading gains and losses was enhanced to include trading gains and losses related to certain trading derivatives designated as fair value hedging instruments. Prior-period amounts have been revised to conform to the current presentation.

Credit risk, liquidity risk and credit-related contingent features
The aggregate fair value of net derivative payables that contain contingent collateral or termination features triggered upon a downgrade was $15.4 billion at June 30, 2011, for which the Firm has posted collateral of $11.2 billion in the normal course of business. At June 30, 2011, the impact of a single-notch and two-notch ratings downgrade to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), would have required $1.4 billion and $2.8 billion, respectively, of additional collateral to be posted by the Firm. In addition, at June 30, 2011, the impact of single-notch and two-notch ratings downgrades to JPMorgan Chase & Co. and its subsidiaries, primarily JPMorgan Chase Bank, N.A., related to contracts with termination triggers would have required the Firm to settle trades with a fair value of $430 million and $930 million, respectively.
The following tables show the carrying value of derivative receivables and payables after netting adjustments and adjustments for collateral held and transferred as of June 30, 2011, and December 31, 2010.

	Derivative receivables		Derivative payables
(in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Gross derivative fair value	$1,392,372	$1,529,412	$1,347,276	$1,485,109
Netting adjustment – offsetting receivables/payables(a)	(1,248,243)	(1,376,969)	(1,248,243)	(1,376,969)
Netting adjustment – cash collateral received/paid(a)	(66,746)	(71,962)	(35,365)	(38,921)
Carrying value on Consolidated Balance Sheets	$77,383	$80,481	$63,668	$69,219

	Collateral held		Collateral transferred
(in billions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Netting adjustment for cash collateral(a)	$66.7	$72.0	$35.4	$38.9
Liquid securities and other cash collateral(b)	16.5	16.5	12.5	10.9
Additional liquid securities and cash collateral(c)	22.3	18.0	10.0	8.5
Total collateral for derivative transactions	$105.5	$106.5	$57.9	$58.3

(a)
As permitted under U.S. GAAP, the Firm has elected to net cash collateral received and paid together with the related derivative receivables and derivative payables when a legally enforceable master netting agreement exists.

(b)	Represents cash collateral received and paid that is not subject to a legally enforceable master netting agreement, and liquid securities collateral held and transferred.

(c)
Represents liquid securities and cash collateral held and transferred at the initiation of derivative transactions, which is available as security against potential exposure that could arise should the fair value of the transactions move, as well as collateral held and transferred related to contracts that have non-daily call frequency for collateral to be posted, and collateral that the Firm or a counterparty has agreed to return but has not yet settled as of the reporting date. These amounts were not netted against the derivative receivables and payables in the tables above, because, at an individual counterparty level, the collateral exceeded the fair value exposure at both June 30, 2011, and December 31, 2010.

Credit derivatives
For a more detailed discussion of credit derivatives, including a description of the different types used by the Firm, see Note 6 on pages 191–199 of JPMorgan Chase’s 2010 Annual Report.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2011, and December 31, 2010. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.
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
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2011	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
(in millions)
Credit derivatives
Credit default swaps	$(2,972,180)	$2,912,446	$(59,734)	$38,797
Other credit derivatives(a)	(120,733)	36,278	(84,455)	25,002
Total credit derivatives	(3,092,913)	2,948,724	(144,189)	63,799
Credit-related notes	(1,544)	—	(1,544)	4,009
Total	$(3,094,457)	$2,948,724	$(145,733)	$67,808

	Maximum payout/Notional amount
December 31, 2010	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
(in millions)
Credit derivatives
Credit default swaps	$(2,659,240)	$2,652,313	$(6,927)	$32,867
Other credit derivatives(a)	(93,776)	10,016	(83,760)	24,234
Total credit derivatives	(2,753,016)	2,662,329	(90,687)	57,101
Credit-related notes	(2,008)	—	(2,008)	3,327
Total	$(2,755,024)	$2,662,329	$(92,695)	$60,428

(a)	Primarily consists of total return swaps and credit default swap options.

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
The following tables summarize the notional and fair value amounts of credit derivatives and credit-related notes as of June 30, 2011, and December 31, 2010, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile

June 30, 2011 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value(b)
Risk rating of reference entity
Investment-grade	$(218,669)	$(1,450,354)	$(418,820)	$(2,087,843)	$(25,284)
Noninvestment-grade	(190,728)	(658,364)	(157,522)	(1,006,614)	(52,238)
Total	$(409,397)	$(2,108,718)	$(576,342)	$(3,094,457)	$(77,522)

December 31, 2010 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value(b)
Risk rating of reference entity
Investment-grade	$(175,618)	$(1,194,695)	$(336,309)	$(1,706,622)	$(17,261)
Noninvestment-grade	(148,434)	(702,638)	(197,330)	(1,048,402)	(59,939)
Total	$(324,052)	$(1,897,333)	$(533,639)	$(2,755,024)	$(77,200)

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.
NOTE 6 – NONINTEREST REVENUE
For a discussion of the components of and accounting policies for the Firm’s other noninterest revenue, see Note 7 on pages 199–200 of JPMorgan Chase’s 2010 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Underwriting:
Equity	$455	$354	$834	$767
Debt	876	711	1,858	1,462
Total underwriting	1,331	1,065	2,692	2,229
Advisory	602	356	1,034	653
Total investment banking fees	$1,933	$1,421	$3,726	$2,882
Principal transactions revenue consists of trading revenue as well as realized and unrealized gains and losses on private equity investments. Trading revenue is driven by the Firm's client market-making and client driven activities as well as certain risk management activities.
The spread between the price at which the Firm buys and the price at which the Firm sells financial instruments with clients and other market makers is recognized as trading revenue. Trading revenue also includes unrealized gains and losses on financial instruments that the Firm holds in inventory as a market maker to meet client needs, or for risk management purposes.
The following table presents principal transactions revenue by major underlying type of risk exposures. This table does not include other types of revenue, such as net interest income on trading assets, which are an integral part of the overall performance of the Firm's client-driven trading activities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Trading revenue by risk exposure:
Interest rate	$(325)	$288	$190	$572
Credit	919	1,371	2,198	3,418
Foreign exchange	225	474	785	1,172
Equity	754	37	1,778	1,029
Commodity(a)	729	(160)	1,291	205
Total trading revenue	$2,302	$2,010	$6,242	$6,396
Private equity gains/(losses)(b)	838	80	1,643	242
Principal transactions	$3,140	$2,090	$7,885	$6,638

(a)
Includes realized gains and realized and unrealized losses on physical commodities inventory that is carried at the lower of cost or market, and gains and losses on commodity derivatives and other financial instruments that are carried at fair value through income. Commodity derivatives are frequently used to manage the Firm's risk exposure to its physical commodity inventory.

(b)	Includes revenue on private equity investments held in the Private Equity business within Corporate/Private Equity, as well as those held in other business segments.

The following table presents components of asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Asset management:
Investment management fees	$1,655	$1,317	$3,149	$2,644
All other asset management fees	148	116	292	225
Total asset management fees	1,803	1,433	3,441	2,869
Total administration fees(a)	579	531	1,130	1,022
Commission and other fees:
Brokerage commissions	699	753	1,462	1,456
All other commissions and fees	622	632	1,276	1,267
Total commissions and fees	1,321	1,385	2,738	2,723
Total asset management, administration and commissions	$3,703	$3,349	$7,309	$6,614

(a)	Includes fees for custody, securities lending, funds services and securities clearance.
NOTE 7 – INTEREST INCOME AND INTEREST EXPENSE
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 on page 200 of JPMorgan Chase’s 2010 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Interest income
Loans	$9,140	$9,969	$18,647	$20,526
Securities	2,590	2,517	4,806	5,421
Trading assets	2,966	2,574	5,851	5,334
Federal funds sold and securities purchased under resale agreements	604	398	1,147	805
Securities borrowed	30	32	77	61
Deposits with banks	144	92	245	187
Other assets(a)	158	137	306	230
Total interest income	15,632	15,719	31,079	32,564
Interest expense
Interest-bearing deposits	1,123	883	2,045	1,727
Short-term and other liabilities(b)(c)	890	496	1,708	1,058
Long-term debt(c)	1,581	1,347	3,169	2,746
Beneficial interests issued by consolidated VIEs	202	306	416	636
Total interest expense	3,796	3,032	7,338	6,167
Net interest income	11,836	12,687	23,741	26,397
Provision for credit losses	1,810	3,363	2,979	10,373
Net interest income after provision for credit losses	$10,026	$9,324	$20,762	$16,024

(a)	Predominantly margin loans.

(b)	Includes brokerage customer payables.

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

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended June 30, (in millions)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost
Benefits earned during the period	$62	$58	$9	$6	$—	$1
Interest cost on benefit obligations	113	117	35	77	13	13
Expected return on plan assets	(197)	(185)	(36)	(75)	(22)	(24)
Amortization:
Net loss	41	56	12	13	—	—
Prior service cost/(credit)	(11)	(11)	(1)	—	(2)	(4)
Net periodic defined benefit cost	8	35	19	21	(11)	(14)
Other defined benefit pension plans(a)	4	3	5	1	NA	NA
Total defined benefit plans	12	38	24	22	(11)	(14)
Total defined contribution plans	89	84	65	67	NA	NA
Total pension and OPEB cost included in compensation expense	$101	$122	$89	$89	$(11)	$(14)

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Six months ended June 30, (in millions)	2011	2010	2011	2010	2011	2010
Components of net periodic benefit cost
Benefits earned during the period	$124	$116	$18	$13	$—	$1
Interest cost on benefit obligations	226	234	68	63	26	28
Expected return on plan assets	(395)	(371)	(72)	(62)	(44)	(48)
Amortization:
Net loss	82	112	24	27	—	—
Prior service cost/(credit)	(21)	(22)	(1)	—	(4)	(7)
Net periodic defined benefit cost	16	69	37	41	(22)	(26)
Other defined benefit pension plans(a)	11	7	9	5	NA	NA
Total defined benefit plans	27	76	46	46	(22)	(26)
Total defined contribution plans	167	147	143	132	NA	NA
Total pension and OPEB cost included in compensation expense	$194	$223	$189	$178	$(22)	$(26)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $12.5 billion and $2.9 billion, respectively, as of June 30, 2011, and $12.2 billion and $2.6 billion, respectively, as of December 31, 2010. See Note 20 on page 166 of this Form 10-Q for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the six-month periods ended June 30, 2011 and 2010.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Cost of prior grants of restricted stock units (“RSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$520	$646	$1,081	$1,334
Accrual of estimated costs of RSUs and SARs to be granted in future periods including those to full-career eligible employees	207	187	476	440
Total noncash compensation expense related to employee stock-based incentive plans	$727	$833	$1,557	$1,774
In the first quarter of 2011, in connection with its annual incentive grant, the Firm granted 55 million RSUs and 14 million SARs with weighted-average grant date fair values of $44.31 per RSU and $13.12 per SAR.
NOTE 10 – NONINTEREST EXPENSE
The following table presents the components of noninterest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Compensation expense(a)	$7,569	$7,616	$15,832	$14,892
Noncompensation expense:
Occupancy expense	935	883	1,913	1,752
Technology, communications and equipment expense	1,217	1,165	2,417	2,302
Professional and outside services	1,866	1,685	3,601	3,260
Marketing	744	628	1,403	1,211
Other expense(b)(c)	4,299	2,419	7,242	6,860
Amortization of intangibles	212	235	429	478
Total noncompensation expense	9,273	7,015	17,005	15,863
Total noninterest expense	$16,842	$14,631	$32,837	$30,755

(a)
The three and six months ended June 30, 2010, includes a payroll tax expense related to the United Kingdom (“U.K.”) Bank Payroll Tax on certain compensation awarded from December 9, 2009, to April 5, 2010, to relevant banking employees.

(b)
Included litigation expense of $1.9 billion and $3.0 billion for the three and six months ended June 30, 2011, respectively, compared with $792 million and $3.7 billion for the three and six months ended June 30, 2010, respectively.

(c)
Included foreclosed property expense of $174 million and $384 million for the three and six months ended June 30, 2011, respectively, compared with $244 million and $547 million for the three and six months ended June 30, 2010, respectively.

NOTE 11 – SECURITIES
Securities are classified as AFS, held-to-maturity (“HTM”) or trading. For additional information regarding AFS and HTM securities, see Note 12 on pages 214–218 of JPMorgan Chase’s 2010 Annual Report. Trading securities are discussed in Note 3 on pages 102–114 of this Form 10-Q.
Securities gains and losses
The following table presents realized gains and losses and credit losses that were recognized in income from AFS securities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Realized gains	$881	$1,130	$1,033	$1,882
Realized losses	(31)	(130)	(51)	(172)
Net realized gains(a)	850	1,000	982	1,710
Credit losses included in securities gains(b)	(13)	—	(43)	(100)
Net securities gains	$837	$1,000	$939	$1,610

(a)	Proceeds from securities sold were within approximately 4% of amortized cost.

(b)
Includes other-than-temporary impairment losses recognized in income on certain prime mortgage-backed securities for the three and six months ended June 30, 2011, and on certain prime mortgage-backed securities and obligations of U.S. states and municipalities for the six months ended June 30, 2010.

The amortized costs and estimated fair values of AFS and HTM securities were as follows for the dates indicated.

	June 30, 2011					December 31, 2010
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$115,271	$3,838	$208		$118,901	$117,364	$3,159	$297		$120,226
Residential:
Prime and Alt-A	2,201	72	180	(d)	2,093	2,173	81	250	(d)	2,004
Subprime	1	—	—		1	1	—	—		1
Non-U.S.	56,824	332	317		56,839	47,089	290	409		46,970
Commercial	4,755	430	13		5,172	5,169	502	17		5,654
Total mortgage-backed securities	179,052	4,672	718		183,006	171,796	4,032	973		174,855
U.S. Treasury and government agencies(a)	5,197	112	22		5,287	11,258	118	28		11,348
Obligations of U.S. states and municipalities	11,353	340	115		11,578	11,732	165	338		11,559
Certificates of deposit	4,859	2	—		4,861	3,648	1	2		3,647
Non-U.S. government debt securities	30,662	217	63		30,816	20,614	191	28		20,777
Corporate debt securities(b)	55,927	393	514		55,806	61,717	495	419		61,793
Asset-backed securities:
Credit card receivables	5,124	277	—		5,401	7,278	335	5		7,608
Collateralized loan obligations	14,859	509	117		15,251	13,336	472	210		13,598
Other	9,318	177	10		9,485	8,968	130	16		9,082
Total available-for-sale debt securities	316,351	6,699	1,559	(d)	321,491	310,347	5,939	2,019	(d)	314,267
Available-for-sale equity securities	3,032	206	3		3,235	1,894	163	6		2,051
Total available-for-sale securities	$319,383	$6,905	$1,562	(d)	$324,726	$312,241	$6,102	$2,025	(d)	$316,318
Total held-to-maturity securities(c)	$15	$1	$—		$16	$18	$2	$—		$20

(a)
Includes total U.S. government-sponsored enterprise obligations with fair values of $95.2 billion and $94.2 billion at June 30, 2011, and December 31, 2010, respectively, which were predominantly mortgage-related.

(b)	Consists primarily of bank debt including sovereign government-guaranteed bank debt.

(c)	Consists primarily of mortgage-backed securities issued by U.S. government-sponsored enterprises.

(d)
Includes a total of $102 million and $133 million (pretax) of unrealized losses related to prime mortgage-backed securities for which credit losses have been recognized in income at June 30, 2011, and December 31, 2010, respectively. These unrealized losses are not credit-related and remain reported in AOCI.

Securities impairment
The following tables present the fair value and gross unrealized losses for AFS securities by aging category at June 30, 2011, and December 31, 2010.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2011 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$13,774	$207	$11	$1	$13,785	$208
Residential:
Prime and Alt-A	325	1	1,119	179	1,444	180
Subprime	—	—	—	—	—	—
Non-U.S.	18,163	87	19,385	230	37,548	317
Commercial	790	13	—	—	790	13
Total mortgage-backed securities	33,052	308	20,515	410	53,567	718
U.S. Treasury and government agencies	479	22	—	—	479	22
Obligations of U.S. states and municipalities	3,905	107	27	8	3,932	115
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	10,713	63	—	—	10,713	63
Corporate debt securities	18,864	514	—	—	18,864	514
Asset-backed securities:
Credit card receivables	—	—	—	—	—	—
Collateralized loan obligations	988	4	5,750	113	6,738	117
Other	2,577	8	96	2	2,673	10
Total available-for-sale debt securities	70,578	1,026	26,388	533	96,966	1,559
Available-for-sale equity securities	4	3	—	—	4	3
Total securities with gross unrealized losses	$70,582	$1,029	$26,388	$533	$96,970	$1,562

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2010 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$14,039	$297	$—	$—	$14,039	$297
Residential:
Prime and Alt-A	—	—	1,193	250	1,193	250
Subprime	—	—	—	—	—	—
Non-U.S.	35,166	379	1,080	30	36,246	409
Commercial	548	14	11	3	559	17
Total mortgage-backed securities	49,753	690	2,284	283	52,037	973
U.S. Treasury and government agencies	921	28	—	—	921	28
Obligations of U.S. states and municipalities	6,890	330	20	8	6,910	338
Certificates of deposit	1,771	2	—	—	1,771	2
Non-U.S. government debt securities	6,960	28	—	—	6,960	28
Corporate debt securities	18,783	418	90	1	18,873	419
Asset-backed securities:
Credit card receivables	—	—	345	5	345	5
Collateralized loan obligations	460	10	6,321	200	6,781	210
Other	2,615	9	32	7	2,647	16
Total available-for-sale debt securities	88,153	1,515	9,092	504	97,245	2,019
Available-for-sale equity securities	—	—	2	6	2	6
Total securities with gross unrealized losses	$88,153	$1,515	$9,094	$510	$97,247	$2,025

Other-than-temporary impairment (“OTTI”)
The following table presents credit losses that are included in the securities gains and losses table above.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Debt securities the Firm does not intend to sell that have credit losses
Total other-than-temporary impairment losses(a)	$—	$—	$(27)	$(94)
Losses recorded in/(reclassified from) other comprehensive income	(13)	—	(16)	(6)
Total credit losses recognized in income(b)	$(13)	$—	$(43)	$(100)

(a)
For initial OTTI, represents the excess of the amortized cost over the fair value of AFS debt securities. For subsequent impairments of the same security, represents additional declines in fair value subsequent to previously recorded OTTI, if applicable.

(b)
Represents the credit loss component of certain prime mortgage-backed securities for the three and six months ended June 30, 2011 and certain prime mortgage-backed securities and obligations of U.S. states and municipalities for the six months ended June 30, 2010, that the Firm does not intend to sell. Subsequent credit losses may be recorded on securities without a corresponding further decline in fair value if there has been a decline in expected cash flows.

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the three and six months ended June 30, 2011 and 2010, of the credit loss component of OTTI losses that have been recognized in income, related to debt securities that the Firm does not intend to sell.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Balance, beginning of period	$662	$660	$632	$578
Additions:
Newly credit-impaired securities	—	—	4	—
Increase in losses on previously credit-impaired securities	—	—	—	94
Losses reclassified from other comprehensive income on previously credit-impaired securities	13	—	39	6
Reductions:
Sales of credit-impaired securities	—	(20)	—	(23)
Impact of new accounting guidance related to VIEs	—	—	—	(15)
Balance, end of period	$675	$640	$675	$640
Gross unrealized losses
Gross unrealized losses have generally decreased since December 31, 2010, but those that have been in unrealized loss position for 12 months or more have increased slightly. As of June 30, 2011, the Firm does not intend to sell the securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities reported in the table above for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of June 30, 2011.
Following is a description of the Firm’s principal investment securities with the most significant unrealized losses that have been existing for 12 months or more as of June 30, 2011, and the key assumptions used in the Firm’s estimate of the present value of the cash flows most likely to be collected from these investments.
Mortgage-backed securities – Prime and Alt-A nonagency
As of June 30, 2011, gross unrealized losses related to prime and Alt-A residential mortgage-backed securities issued by private issuers were $180 million, of which $179 million related to securities that have been in an unrealized loss position for 12 months or more. Approximately 58% of the total portfolio (by amortized cost) are currently rated below investment-grade; the Firm has recorded OTTI losses on 66% of the below investment-grade positions. The majority of OTTI has been attributed to securities that are primarily backed by mortgages with higher credit risk characteristics based on collateral type, vintage and geographic concentration. The remaining securities that are below investment-grade that have not experienced OTTI generally either do not possess all of these characteristics or have sufficient credit enhancements to protect the investment. The average credit enhancements associated with the below investment-grade and investment-grade positions are 8% and 44%, respectively. In analyzing prime and Alt-A residential mortgage-backed securities for potential credit losses, the Firm uses a methodology that focuses on loan-level detail to estimate future cash flows, which are then allocated to the various tranches of the securities. The loan-level analysis primarily considers current home value, loan-to-value (“LTV”) ratio, loan type and geographical location of the underlying property to forecast prepayment, home price, default rate and loss severity. The forecasted weighted average underlying default rate on the positions was 24%, and the related weighted average loss severity was 47%. Based on this analysis, an OTTI loss of $13 million and $43 million was recognized for the three months and six months ended June 30, 2011, respectively, on certain securities related to higher loss assumptions. Overall unrealized losses have decreased since December 31, 2010, with the recovery in security prices resulting from increased demand for higher-yielding asset classes and a deceleration in the pace of home price declines due in part to the U.S. government programs to facilitate financing and to spur home purchases. The unrealized loss of $180 million is considered temporary, based on management’s assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm’s investment.

Mortgage-backed securities – Non-U.S.
As of June 30, 2011, gross unrealized losses related to non-U.S. residential mortgage-backed securities were $317 million, of which $230 million related to securities that have been in an unrealized loss position for 12 months or more. Substantially all of these securities are rated “AAA,” “AA” or “A” and represent mortgage exposures to the United Kingdom and the Netherlands. The key assumptions used in analyzing non-U.S. residential mortgage-backed securities for potential credit losses include credit enhancements, recovery rates, default rates, and constant prepayment rates. Credit enhancement is primarily in the form of subordination, which is a form of structural credit enhancement where realized losses associated with assets held in an issuing vehicle are allocated to the various tranches of securities issued by the vehicle considering their relative seniority. Credit enhancement in the form of subordination was approximately 10% of the outstanding principal balance of securitized mortgage loans, compared with expected lifetime losses of 1.5% of the outstanding principal. In determining potential credit losses, assumptions included recovery rates of 60%, default rates of 0.25% to 0.5% and constant prepayment rates of 15% to 20%. The unrealized loss is considered temporary, based on management's assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm's investment.
Asset-backed securities – Collateralized loan obligations
As of June 30, 2011, gross unrealized losses related to CLOs were $117 million, of which $113 million related to securities that were in an unrealized loss position for 12 months or more. Overall losses have decreased since December 31, 2010, mainly as a result of lower default forecasts and spread tightening across various asset classes. Substantially all of these securities are rated “AAA,” “AA” or “A” and have an average credit enhancement of 30%. The key assumptions considered in analyzing potential credit losses were underlying loan and debt security defaults and loss severity. Based on current default trends for the collateral underlying the securities, the Firm assumed collateral default rates of 2% for the second quarter of 2011, and 4% thereafter. Further, loss severities were assumed to be 48% for loans and 82% for debt securities. Losses on collateral were estimated to occur approximately 18 months after default. The unrealized loss is considered temporary, based on management's assessment that the estimated future cash flows together with the credit enhancement levels for those securities remain sufficient to support the Firm's investment.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2011, of JPMorgan Chase’s AFS and HTM securities by contractual maturity.

	June 30, 2011
By remaining maturity (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$9	$692	$3,165	$175,186	$179,052
Fair value	9	726	3,194	179,077	183,006
Average yield(b)	5.02%	4.22%	2.20%	3.72%	3.69%
U.S. Treasury and government agencies(a)
Amortized cost	$1,655	$3,289	$1	$252	$5,197
Fair value	1,667	3,390	1	229	5,287
Average yield(b)	1.64%	2.20%	4.87%	3.85%	2.10%
Obligations of U.S. states and municipalities
Amortized cost	$22	$261	$242	$10,828	$11,353
Fair value	22	278	263	11,015	11,578
Average yield(b)	1.06%	4.05%	4.35%	4.92%	4.88%
Certificates of deposit
Amortized cost	$4,795	$64	$—	$—	$4,859
Fair value	4,797	64	—	—	4,861
Average yield(b)	4.54%	0.96%	—%	—%	4.50%
Non-U.S. government debt securities
Amortized cost	$10,410	$17,601	$2,647	$4	$30,662
Fair value	10,435	17,725	2,652	4	30,816
Average yield(b)	1.85%	1.97%	3.27%	4.73%	2.04%
Corporate debt securities
Amortized cost	$23,705	$25,920	$6,302	$—	$55,927
Fair value	23,935	25,646	6,225	—	55,806
Average yield(b)	2.07%	2.73%	4.80%	—%	2.68%
Asset-backed securities
Amortized cost	$19	$5,430	$10,781	$13,071	$29,301
Fair value	21	5,681	11,130	13,305	30,137
Average yield(b)	0.03%	2.87%	2.28%	2.23%	2.36%
Total available-for-sale debt securities
Amortized cost	$40,615	$53,257	$23,138	$199,341	$316,351
Fair value	40,886	53,510	23,465	203,630	321,491
Average yield(b)	2.28%	2.49%	3.09%	3.68%	3.26%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$3,032	$3,032
Fair value	—	—	—	3,235	3,235
Average yield(b)	—%	—%	—%	0.32%	0.32%
Total available-for-sale securities
Amortized cost	$40,615	$53,257	$23,138	$202,373	$319,383
Fair value	40,886	53,510	23,465	206,865	324,726
Average yield(b)	2.28%	2.49%	3.09%	3.63%	3.23%
Total held-to-maturity securities
Amortized cost	$—	$7	$7	$1	$15
Fair value	—	7	8	1	16
Average yield(b)	—%	6.96%	6.82%	6.48%	6.86%

(a)	U.S. government agencies and U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at June 30, 2011.

(b)
Average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

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

NOTE 12 – SECURITIES FINANCING ACTIVITIES
For a discussion of accounting policies relating to securities financing activities, see Note 13 on page 219 of JPMorgan Chase’s 2010 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4 on pages 114–116 of this Form 10-Q.
The following table details the Firm’s securities financing agreements, all of which are accounted for as collateralized financings during the periods presented.

(in millions)	June 30, 2011	December 31, 2010
Securities purchased under resale agreements(a)	$213,074	$222,302
Securities borrowed(b)	121,493	123,587
Securities sold under repurchase agreements(c)	$229,666	$262,722
Securities loaned	22,939	10,592

(a)	At June 30, 2011, and December 31, 2010, included resale agreements of $21.3 billion and $20.3 billion, respectively, accounted for at fair value.

(b)	At June 30, 2011, and December 31, 2010, included securities borrowed of $14.8 billion and $14.0 billion, respectively, accounted for at fair value.

(c)	At June 30, 2011, and December 31, 2010, included repurchase agreements of $6.6 billion and $4.1 billion, respectively, accounted for at fair value.

The amounts reported in the table above were reduced by $109.4 billion and $112.7 billion at June 30, 2011, and December 31, 2010, respectively, as a result of agreements in effect that meet the specified conditions for net presentation under applicable accounting guidance.
For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22 on page 171 of this Form 10-Q.

NOTE 13 – LOANS
Loan accounting framework
The accounting for a loan depends on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. The Firm accounts for loans based on the following categories:

•	Originated or purchased loans held-for-investment (i.e., “retained”), other than purchased credit-impaired (“PCI”) loans

•	Loans held-for-sale

•	Loans at fair value

•	PCI loans held-for-investment
For a detailed discussion of loans, including accounting policies, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report. See Note 4 on pages 114–116 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 on pages 102–114 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.
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

(c)
Includes risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by RFS and therefore, for consistency in presentation, are included with the other consumer loan classes.

The following table summarizes the Firm’s loan balances by portfolio segment:

June 30, 2011 (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total
Retained	$244,224	$315,169	$125,523	$684,916	(a)
Held-for-sale	2,592	221	—	2,813
At fair value	2,007	—	—	2,007
Total	$248,823	$315,390	$125,523	$689,736

December 31, 2010 (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total
Retained	$222,510	$327,464	$135,524	$685,498	(a)
Held-for-sale	3,147	154	2,152	5,453
At fair value	1,976	—	—	1,976
Total	$227,633	$327,618	$137,676	$692,927

(a)
Loans (other than PCI loans and those for which the fair value option has been selected) are presented net of unearned income, unamortized discounts and premiums and net deferred loan costs of $2.4 billion and $1.9 billion at June 30, 2011, and December 31, 2010, respectively.

The following tables provide information about the carrying value of retained loans purchased, retained loans sold and retained loans reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. On an on-going basis, the Firm manages its exposure to credit risk. Selling loans is one way that the Firm reduces its credit exposures.

Three months ended June 30, 2011, (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total
Purchases	$218	$1,668	$—	$1,886
Sales	805	401	—	1,206
Retained loans reclassified to held-for-sale	123	—	—	123

Six months ended June 30, 2011, (in millions)	Wholesale	Consumer, excluding credit card	Credit card	Total
Purchases	$341	$3,660	$—	$4,001
Sales	1,682	658	—	2,340
Retained loans reclassified to held-for-sale	300	—	1,912	2,212

The following table provides information about gains/(losses) on loan sales by portfolio segment.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Wholesale	$80	$51	$141	$130
Consumer, excluding credit card	28	98	53	128
Credit card	(4)	—	(24)	—
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)	$104	$149	$170	$258

(a)	Excludes sales related to loans accounted for at fair value.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers from large corporate and institutional clients to certain high-net worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on the risk ratings, see Notes 14 and 15 on pages 220–243 of JPMorgan Chase’s 2010 Annual Report.
The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate
(in millions, except ratios)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Loans by risk ratings
Investment grade	$36,752	$31,697	$29,425	$28,504
Noninvestment grade:
Noncriticized	33,205	30,874	16,725	16,425
Criticized performing	2,389	2,371	4,805	5,769
Criticized nonaccrual	1,207	1,634	1,437	2,937
Total noninvestment grade	36,801	34,879	22,967	25,131
Total retained loans	$73,553	$66,576	$52,392	$53,635
% of total criticized to total retained loans	4.89%	6.02%	11.91%	16.23%
% of nonaccrual loans to total retained loans	1.64	2.45	2.74	5.48
Loans by geographic distribution(a)
Total non-U.S.	$22,025	$17,731	$1,625	$1,963
Total U.S.	51,528	48,845	50,767	51,672
Total retained loans	$73,553	$66,576	$52,392	$53,635

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$72,203	$64,501	$50,752	$50,299
30-89 days past due and still accruing	140	434	155	290
90 or more days past due and still accruing(c)	3	7	48	109
Criticized nonaccrual	1,207	1,634	1,437	2,937
Total retained loans	$73,553	$66,576	$52,392	$53,635

(a)	U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

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

	Multi-family		Commercial lessors
(in millions, except ratios)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Real estate retained loans	$31,226	$30,604	$14,161	$15,796
Criticized exposure	3,236	3,798	1,902	3,593
% of criticized exposure to total real estate retained loans	10.36%	12.41%	13.43%	22.75%
Criticized nonaccrual	$764	$1,016	$348	$1,549
% of criticized nonaccrual to total real estate retained loans	2.45%	3.32%	2.46%	9.81%

(table continued from previous page)

Financial institutions		Government agencies		Other(d)		Total retained loans
June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

$26,848	$22,525	$6,797	$6,871	$66,691	$56,450	$166,513	$146,047

9,317	8,480	360	382	6,694	6,012	66,301	62,173
198	317	4	3	652	320	8,048	8,780
65	136	23	22	630	781	3,362	5,510
9,580	8,933	387	407	7,976	7,113	77,711	76,463
$36,428	$31,458	$7,184	$7,278	$74,667	$63,563	$244,224	$222,510
0.72%	1.44%	0.38%	0.34%	1.72%	1.73%	4.67%	6.42%
0.18	0.43	0.32	0.30	0.84	1.23	1.38	2.48

$25,893	$19,756	$1,175	$870	$31,351	$25,831	$82,069	$66,151
10,535	11,702	6,009	6,408	43,316	37,732	162,155	156,359
$36,428	$31,458	$7,184	$7,278	$74,667	$63,563	$244,224	$222,510

$36,261	$31,289	$7,158	$7,222	$73,419	$61,837	$239,793	$215,148
100	31	3	34	599	704	997	1,493
2	2	—	—	19	241	72	359
65	136	23	22	630	781	3,362	5,510
$36,428	$31,458	$7,184	$7,278	$74,667	$63,563	$244,224	$222,510

(table continued from previous page)

Commercial construction and development		Other		Total real estate loans
June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
$3,078	$3,395	$3,927	$3,840	$52,392	$53,635
445	619	659	696	6,242	8,706
14.46%	18.23%	16.78%	18.13%	11.91%	16.23%
$127	$174	$198	$198	$1,437	$2,937
4.13%	5.13%	5.04%	5.16%	2.74%	5.48%

Wholesale impaired loans and loan modifications
Wholesale impaired loans include loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on pages 149–150 of this Form 10-Q.
The table below set forth information about the Firm’s wholesale impaired loans.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
(in millions)	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010
Impaired loans
With an allowance	$1,143	$1,512	$1,077	$2,510	$44	$127	$23	$22	$565	$697	$2,852	$4,868
Without an allowance(a)	119	157	323	445	21	8	—	—	65	8	528	618
Total impaired loans	$1,262	$1,669	$1,400	$2,955	$65	$135	$23	$22	$630	$705	$3,380	$5,486
Allowance for loan losses related to impaired loans(b)	$331	$435	$251	$825	$14	$61	$14	$14	$139	$239	$749	$1,574
Unpaid principal balance of impaired loans(c)	1,979	2,453	1,384	3,487	132	244	23	30	1,396	1,046	4,914	7,260

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

(c)
Represents the contractual amount of principal owed at June 30, 2011, and December 31, 2010 The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Commercial and industrial	$1,426	$1,574	$1,486	$1,739
Real estate	2,101	3,399	2,421	3,220
Financial institutions	67	270	81	391
Government agencies	23	4	22	4
Other	635	872	635	934
Total(a)	$4,252	$6,119	$4,645	$6,288

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and six months ended June 30, 2011 and 2010.
The following table provides information about the Firm’s wholesale loans modified in troubled debt restructurings (“TDRs”). These TDR loans are included as impaired loans in the above tables.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
(in millions)	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010
Loans modified in troubled debt restructurings(a)	$683	$212	$289	$907	$—	$1	$22	$22	$6	$1	$1,000	$1,143
TDRs on nonaccrual status	628	163	273	831	—	1	22	22	6	1	929	1,018
Additional commitments to lend to borrowers whose loans have been modified in TDRs	186	1	—	—	—	—	—	—	—	—	186	1

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

Consumer, excluding credit card loan portfolio
Consumer loans, excluding credit card loans, consist primarily of residential mortgages, home equity loans and lines of credit, auto loans, business banking loans, and student and other loans, with a primary focus on serving the prime consumer credit market. The portfolio also includes home equity loans secured by junior liens and mortgage loans with interest-only payment options to predominantly prime borrowers, as well as certain payment-option loans originated by Washington Mutual that may result in negative amortization.
Consumer loans, other than PCI loans and the risk-rated loans within the business banking and auto portfolios, are generally charged off to the allowance for loan losses upon reaching specified stages of delinquency, in accordance with the Federal Financial Institutions Examination Council (“FFIEC”) policy.
The table below provides information about consumer retained loans by class, excluding the credit card loan portfolio segment.

(in millions)	June 30, 2011	December 31, 2010
Residential real estate – excluding PCI
Home equity:
Senior lien(a)	$22,969	$24,376
Junior lien(b)	59,782	64,009
Mortgages:
Prime, including option ARMs	74,276	74,539
Subprime	10,441	11,287
Other consumer loans
Auto	46,796	48,367
Business banking	17,141	16,812
Student and other	14,770	15,311
Residential real estate – PCI
Home equity	23,535	24,459
Prime mortgage	16,200	17,322
Subprime mortgage	5,187	5,398
Option ARMs	24,072	25,584
Total retained loans	$315,169	$327,464

(a)	Represents loans where JPMorgan Chase holds the first security interest on the property.

(b)	Represents loans where JPMorgan Chase holds a security interest that is subordinate in rank to other liens.
Delinquency rates are a primary credit quality indicator for consumer loans, excluding credit card. Other indicators that are taken into consideration for consumer loans, excluding credit card, include:

•
For residential real estate loans, including both non-PCI and PCI portfolios: The current estimated loan-to-value (“LTV”) ratio, or the combined LTV ratio in the case of loans with a junior lien, the geographic distribution of the loan collateral, and the borrowers’ current or “refreshed” FICO score.

•	For scored auto and business banking loans and student loans: Geographic distribution of the loans.

•	For risk-rated business banking and auto loans: Risk rating of the loan, geographic considerations relevant to the loan and whether the loan is considered to be criticized and/or nonaccrual.
For further information on consumer credit quality indicators, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
Residential real estate – excluding PCI loans
The following tables provide information by class for residential real estate – excluding PCI retained loans in the consumer, excluding credit card, portfolio segment. The following factors should be considered in analyzing certain credit statistics applicable to the Firm’s residential real estate – excluding PCI loans portfolio: (i) junior lien home equity loans may be fully charged off when the loan becomes 180 days past due, the borrower is either unable or unwilling to repay the loan, and the value of the collateral does not support the repayment of the loan, resulting in relatively high charge-off rates for this product class; and (ii) the lengthening of loss-mitigation timelines may result in higher delinquency rates for loans carried at estimated collateral value that remain on the Firm’s Consolidated Balance Sheets.

Residential real estate – excluding PCI loans
	Home equity
	Senior lien		Junior lien
(in millions, except ratios)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Loan delinquency(a)
Current and less than 30 days past due	$22,252	$23,615	$58,345	$62,315
30–149 days past due	361	414	1,215	1,508
150 or more days past due	356	347	222	186
Total retained loans	$22,969	$24,376	$59,782	$64,009
% of 30+ days past due to total retained loans	3.12%	3.12%	2.40%	2.65%
90 or more days past due and still accruing	$—	$—	$—	$—
90 or more days past due and government guaranteed(b)	—	—	—	—
Nonaccrual loans	481	479	827	784
Current estimated LTV ratios(c)(d)(e)(f)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$350	$363	$6,699	$6,928
Less than 660	176	196	2,251	2,495
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	690	619	9,389	9,403
Less than 660	268	249	2,745	2,873
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,955	1,900	12,423	13,333
Less than 660	653	657	2,832	3,155
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	16,199	17,474	20,459	22,527
Less than 660	2,678	2,918	2,984	3,295
U.S. government-guaranteed	—	—	—	—
Total retained loans	$22,969	$24,376	$59,782	$64,009
Geographic region
California	$3,201	$3,348	$13,699	$14,656
New York	3,162	3,272	11,658	12,278
Texas	3,290	3,594	2,036	2,239
Florida	1,033	1,088	3,215	3,470
Illinois	1,553	1,635	3,987	4,248
Ohio	1,871	2,010	1,438	1,568
New Jersey	708	732	3,397	3,617
Michigan	1,101	1,176	1,501	1,618
Arizona	1,393	1,481	2,738	2,979
Washington	737	776	2,017	2,142
All other (g)	4,920	5,264	14,096	15,194
Total retained loans	$22,969	$24,376	$59,782	$64,009
(a) Individual delinquency classifications included mortgage loans insured by U.S. government agencies as follows: current and less than 30 days past due includes $3.0 billion and $2.5 billion; 30–149 days past due includes $1.9 billion and $2.5 billion; and 150 or more days past due includes $8.2 billion and $7.9 billion at June 30, 2011 and December 31, 2010, respectively.
(b)    These balances, which are 90 days or more past due but insured by U.S. government agencies, are excluded from nonaccrual loans. In predominately all cases, 100% of the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed servicing guidelines. These amounts are excluded from nonaccrual loans because reimbursement of insured and guaranteed amounts is proceeding normally and is expected to occur. At June 30, 2011, and December 31, 2010, these balances included $5.7 billion and $2.8 billion, respectively, of loans that are no longer accruing interest because interest has been curtailed by the U.S. government agencies although, in predominantly all cases, 100% of the principal is still insured. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate.
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
(f)    For senior lien home equity loans, prior-period amounts have been restated to the current-period presentation.
(g)    At June 30, 2011, and December 31, 2010, included mortgage loans insured by U.S. government agencies of $13.1 billion and $12.9 billion, respectively.
(h)    At June 30, 2011, and December 31, 2010, excluded mortgage loans insured by U.S. government agencies of $10.1 billion and $10.3 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

(table continued from previous page)

Mortgages
Prime, including option ARMs				Subprime		Total residential real estate – excluding PCI
June 30, 2011		December 31, 2010		June 30, 2011	December 31, 2010	June 30, 2011		December 31, 2010

$59,841		$59,223		$8,015	$8,477	$148,453		$153,630
3,130		4,052		896	1,184	5,602		7,158
11,305		11,264		1,530	1,626	13,413		13,423
$74,276		$74,539		$10,441	$11,287	$167,468		$174,211
5.90%	(h)	6.68%	(h)	23.24%	24.90%	5.35%	(h)	5.88%	(h)
$—		$—		$—	$—	$—		$—
9,129		9,417		—	—	9,129		9,417
4,024		4,320		2,058	2,210	7,390		7,793

$3,005		$3,039		$360	$338	$10,414		$10,668
1,477		1,595		1,120	1,153	5,024		5,439

4,683		4,733		528	506	15,290		15,261
1,793		1,775		1,446	1,486	6,252		6,383

10,251		10,720		881	925	25,510		26,878
2,674		2,786		1,761	1,955	7,920		8,553

32,669		32,385		1,989	2,252	71,316		74,638
4,625		4,557		2,356	2,672	12,643		13,442
13,099		12,949		—	—	13,099		12,949
$74,276		$74,539		$10,441	$11,287	$167,468		$174,211

$18,580		$19,278		$1,601	$1,730	$37,081		$39,012
9,817		9,587		1,288	1,381	25,925		26,518
2,731		2,569		323	345	8,380		8,747
4,688		4,840		1,309	1,422	10,245		10,820
3,892		3,765		424	468	9,856		10,116
452		462		254	275	4,015		4,315
2,016		2,026		491	534	6,612		6,909
943		963		266	294	3,811		4,051
1,248		1,320		221	244	5,600		6,024
1,979		2,056		230	247	4,963		5,221
27,930		27,673		4,034	4,347	50,980		52,478
$74,276		$74,539		$10,441	$11,287	$167,468		$174,211

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

The tables below set forth information about the Firm’s residential real estate impaired loans, excluding PCI. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 14 on pages 149–150 of this Form 10-Q.

	Home equity				Mortgages
	Senior lien		Junior lien		Prime, including option ARMs		Subprime		Total residential real estate – excluding PCI
(in millions)	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010
Impaired loans(a)(b)
With an allowance	$244	$211	$489	$258	$2,812	$1,525	$2,666	$2,563	$6,211	$4,557
Without an allowance(c)	17	15	28	25	578	559	177	188	800	787
Total impaired loans(d)	$261	$226	$517	$283	$3,390	$2,084	$2,843	$2,751	$7,011	$5,344
Allowance for loan losses related to impaired loans	$82	$77	$148	$82	$78	$97	$512	$555	$820	$811
Unpaid principal balance of impaired loans(e)	320	265	715	402	4,308	2,751	4,079	3,777	9,422	7,195
Impaired loans on nonaccrual status	53	38	232	63	698	534	695	632	1,678	1,267

(a)	Represents loans modified in a TDR. These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	There were no additional commitments to lend to borrowers whose loans have been modified in TDRs as of June 30, 2011, and December 31, 2010.

(c)
When discounted cash flows or collateral value equals or exceeds the recorded investment in the loan, the loan does not require an allowance.     This result typically occurs when an impaired loan has been partially charged off.

(d)
At June 30, 2011, and December 31, 2010, $3.5 billion and $3.0 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Administration (“RHA”)) were excluded from loans accounted for as TDRs. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(e)
Represents the contractual amount of principal owed at June 30, 2011, and December 31, 2010. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

The following table presents average impaired loans and the related interest income reported by the Firm.

Three months ended June 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2011	2010	2011	2010	2011	2010
Home equity
Senior lien	$245	$221	$2	$3	$1	$1
Junior lien	469	255	4	5	1	1
Mortgages
Prime, including option ARMs	3,216	1,365	33	12	3	4
Subprime	2,787	2,475	37	29	3	6
Total residential real estate – excluding PCI	$6,717	$4,316	$76	$49	$8	$12

Six months ended June 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2011	2010	2011	2010	2011	2010
Home equity
Senior lien	$238	$193	$5	$5	$1	$1
Junior lien	411	262	8	8	1	1
Mortgages
Prime, including option ARMs	2,848	1,171	59	29	6	5
Subprime	2,769	2,340	71	56	6	10
Total residential real estate – excluding PCI	$6,266	$3,966	$143	$98	$14	$17
(a) Generally, interest income on loans modified in a TDR is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms. As of June 30, 2011 and 2010, loans of $938 million and $1.0 billion, respectively, were TDRs for which the borrowers had not yet made six payments under their modified terms.

Other consumer loans
The tables below provide information for other consumer retained loan classes, including auto, business banking and student loans.

	Auto		Business banking		Student and other				Total other consumer
(in millions, except ratios)	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011		Dec 31, 2010		Jun 30, 2011		Dec 31, 2010
Loan delinquency(a)
Current and less than 30 days past due	$46,339	$47,778	$16,658	$16,240	$13,554		$13,998		$76,551		$78,016
30–119 days past due	450	579	299	351	742		795		1,491		1,725
120 or more days past due	7	10	184	221	474		518		665		749
Total retained loans	$46,796	$48,367	$17,141	$16,812	$14,770		$15,311		$78,707		$80,490
% of 30+ days past due to total retained loans	0.98%	1.22%	2.82%	3.40%	1.68%	(d)	1.61%	(d)	1.51%	(d)	1.75%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$558		$625		$558		$625
Nonaccrual loans	111	141	770	832	79		67		960		1,040
Geographic region
California	$4,260	$4,307	$1,114	$851	$1,286		$1,330		$6,660		$6,488
New York	3,616	3,875	2,865	2,877	1,267		1,305		7,748		8,057
Texas	4,423	4,505	2,612	2,550	1,219		1,273		8,254		8,328
Florida	1,833	1,923	248	220	696		722		2,777		2,865
Illinois	2,413	2,608	1,331	1,320	915		940		4,659		4,868
Ohio	2,738	2,961	1,602	1,647	970		1,010		5,310		5,618
New Jersey	1,804	1,842	233	422	488		502		2,525		2,766
Michigan	2,308	2,434	1,387	1,401	699		729		4,394		4,564
Arizona	1,526	1,499	1,190	1,218	366		387		3,082		3,104
Washington	731	716	142	115	270		279		1,143		1,110
All other	21,144	21,697	4,417	4,191	6,594		6,834		32,155		32,722
Total retained loans	$46,796	$48,367	$17,141	$16,812	$14,770		$15,311		$78,707		$80,490
Loans by risk ratings(c)
Noncriticized	$5,702	$5,803	$11,114	$10,351	NA		NA		$16,816		$16,154
Criticized performing	191	265	827	982	NA		NA		1,018		1,247
Criticized nonaccrual	1	12	557	574	NA		NA		558		586

(a)
Loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) are included in the delinquency classifications presented based on their payment status. Prior-period amounts have been revised to conform to the current-period presentation.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
June 30, 2011, and December 31, 2010, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $968 million and $1.1 billion, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans
The tables below set forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and any loan that has been modified in a TDR.

	Auto		Business banking		Total other consumer(c)
(in millions)	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010
Impaired loans
With an allowance	$88	$102	$758	$774	$846	$876
Without an allowance(a)	1	—	—	—	1	—
Total impaired loans	$89	$102	$758	$774	$847	$876
Allowance for loan losses related to impaired loans	$12	$16	$217	$248	$229	$264
Unpaid principal balance of impaired loans(b)	122	132	872	899	994	1,031
Impaired loans on nonaccrual status	39	50	598	647	637	697

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, then the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at June 30, 2011, and December 31, 2010. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(c)	There were no impaired student and other loans at June 30, 2011, and December 31, 2010.

The following table presents average impaired loans.

	Average impaired loans(b)
	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Auto	$92	$130	$95	$128
Business banking	764	646	768	578
Total other consumer(a)	$856	$776	$863	$706
(a) There were no student and other loans modified in TDRs at June 30, 2011 and 2010.
(b) The related interest income on impaired loans, including those on cash basis, was not material for the three and six months ended June 30, 2011 and 2010.
The following table provides information about the Firm’s other consumer loans modified in TDRs. These TDR loans are included as impaired loans in the tables above.

	Auto		Business banking		Total other consumer(c)
(in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Loans modified in troubled debt restructurings(a)(b)	$88	$91	$429	$395	$517	$486
TDRs on nonaccrual status	38	39	269	268	307	307

(a)	These modifications generally provided interest rate concessions to the borrower or deferral of principal repayments.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of June 30, 2011, and December 31, 2010 were immaterial.

(c)	There were no student and other loans modified in TDRs at June 30, 2011, and December 31, 2010.

Purchased credit-impaired (“PCI”) loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card PCI loans.

	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
(in millions, except ratios)	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010
Carrying value(a)	$23,535	$24,459	$16,200	$17,322	$5,187	$5,398	$24,072	$25,584	$68,994	$72,763
Related allowance for loan losses(b)	1,583	1,583	1,766	1,766	98	98	1,494	1,494	4,941	4,941
Loan delinquency (based on unpaid principal balance)
Current and less than 30 days past due	$24,223	$25,783	$12,396	$13,035	$4,364	$4,312	$18,208	$18,672	$59,191	$61,802
30–149 days past due	1,114	1,348	1,129	1,468	793	1,020	1,636	2,215	4,672	6,051
150 or more days past due	1,274	1,181	3,948	4,425	2,520	2,710	8,601	9,904	16,343	18,220
Total loans	$26,611	$28,312	$17,473	$18,928	$7,677	$8,042	$28,445	$30,791	$80,206	$86,073
% of 30+ days past due to total loans	8.97%	8.93%	29.06%	31.13%	43.15%	46.38%	35.99%	39.36%	26.20%	28.20%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$6,066	$6,289	$2,168	$2,400	$450	$432	$2,377	$2,681	$11,061	$11,802
Less than 660	3,635	4,043	2,604	2,744	2,072	2,129	5,595	6,330	13,906	15,246
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	5,733	6,053	3,466	3,815	424	424	4,016	4,292	13,639	14,584
Less than 660	2,546	2,696	2,814	3,011	1,661	1,663	4,695	5,005	11,716	12,375
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,704	3,995	1,870	1,970	341	374	3,849	4,152	9,764	10,491
Less than 660	1,383	1,482	1,690	1,857	1,365	1,477	3,418	3,551	7,856	8,367
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	2,503	2,641	1,306	1,443	178	186	2,163	2,281	6,150	6,551
Less than 660	1,041	1,113	1,555	1,688	1,186	1,357	2,332	2,499	6,114	6,657
Total unpaid principal balance	$26,611	$28,312	$17,473	$18,928	$7,677	$8,042	$28,445	$30,791	$80,206	$86,073
Geographic region (based on unpaid principal balance)
California	$16,002	$17,012	$9,981	$10,891	$1,824	$1,971	$14,811	$16,130	$42,618	$46,004
New York	1,245	1,316	1,064	1,111	721	736	1,623	1,703	4,653	4,866
Texas	487	525	176	194	420	435	147	155	1,230	1,309
Florida	2,449	2,595	1,407	1,519	880	906	3,581	3,916	8,317	8,936
Illinois	591	627	535	562	427	438	741	760	2,294	2,387
Ohio	34	38	86	91	119	122	119	131	358	382
New Jersey	506	540	467	486	308	316	1,020	1,064	2,301	2,406
Michigan	88	95	255	279	199	214	297	345	839	933
Arizona	504	539	299	359	145	165	441	528	1,389	1,591
Washington	1,445	1,535	422	451	174	178	704	745	2,745	2,909
All other	3,260	3,490	2,781	2,985	2,460	2,561	4,961	5,314	13,462	14,350
Total unpaid principal balance	$26,611	$28,312	$17,473	$18,928	$7,677	$8,042	$28,445	$30,791	$80,206	$86,073

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

(d)	Refreshed FICO scores represent each borrower’s most recent credit score obtained by the Firm. The Firm obtains refreshed FICO scores at least quarterly.

(e)	For home equity loans, prior-period amounts have been restated to conform to the current-period presentation.

The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the six months ended June 30, 2011 and 2010, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. This table excludes the cost to fund the PCI portfolios, and therefore does not represent net interest income expected to be earned on these portfolios.

	Total PCI
	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2011	2010	2011	2010
Beginning balance	$18,816	$20,571	$19,097	$25,544
Accretion into interest income	(706)	(787)	(1,410)	(1,673)
Changes in interest rates on variable-rate loans	(181)	(333)	(213)	(727)
Other changes in expected cash flows(a)	154	170	609	(3,523)
Balance at June 30	$18,083	$19,621	$18,083	$19,621
Accretable yield percentage	4.36%	4.20%	4.32%	4.39%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the six months ended June 30, 2011, other changes in expected cash flows were principally driven by changes in prepayment assumptions. For the six months ended June 30, 2010, other changes in expected cash flows were principally driven by changes in prepayment assumptions, as well as reclassification to the nonaccretable difference. Changes to prepayment assumptions change the expected remaining life of the portfolio, which drives changes in expected future interest cash collections. Such changes do not have a significant impact on the accretable yield percentage.

The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable-rate products such as option ARM and home equity loans; and (ii) changes in prepayment assumptions.
Since the date of acquisition, the decrease in the accretable yield percentage has been primarily related to a decrease in interest rates on variable-rate loans and, to a lesser extent, extended loan liquidation periods. Certain events, such as extended loan liquidation periods, affect the timing of expected cash flows but not the amount of cash expected to be received (i.e., the accretable yield balance). Extended loan liquidation periods reduce the accretable yield percentage because the same accretable yield balance is recognized against a higher-than-expected loan balance over a longer-than-expected period of time.

Credit card loan portfolio
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
The table below sets forth information about the Firm’s Credit Card loans.

	Chase, excluding Washington Mutual portfolio(c)		Washington Mutual portfolio(c)		Total credit card
(in millions, except ratios)	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$110,676	$117,248	$11,107	$12,670	$121,783	$129,918
30 - 89 days past due and still accruing	1,487	2,092	301	459	1,788	2,551
90 or more days past due and still accruing	1,601	2,449	349	604	1,950	3,053
Nonaccrual loans	2	2	—	—	2	2
Total retained loans	$113,766	$121,791	$11,757	$13,733	$125,523	$135,524
Loan delinquency ratios
% of 30 plus days past due to total retained loans	2.71%	3.73%	5.53%	7.74%	2.98%	4.14%
% of 90 plus days past due to total retained loans	1.41	2.01	2.97	4.40	1.55	2.25
Credit card loans by geographic region
California	$14,421	$15,454	$2,256	$2,650	$16,677	$18,104
New York	9,000	9,540	885	1,032	9,885	10,572
Texas	8,812	9,217	868	1,006	9,680	10,223
Florida	6,192	6,724	987	1,165	7,179	7,889
Illinois	6,648	7,077	466	542	7,114	7,619
New Jersey	4,743	5,070	422	494	5,165	5,564
Ohio	4,622	5,035	343	401	4,965	5,436
Pennsylvania	4,123	4,521	364	424	4,487	4,945
Michigan	3,595	3,956	233	273	3,828	4,229
Virginia	2,841	3,020	254	295	3,095	3,315
Georgia	2,596	2,834	339	398	2,935	3,232
Washington	1,959	2,053	380	438	2,339	2,491
All other	44,214	47,290	3,960	4,615	48,174	51,905
Total retained loans	$113,766	$121,791	$11,757	$13,733	$125,523	$135,524
Percentage of portfolio based on carrying value with estimated refreshed FICO scores(b)
Equal to or greater than 660	82.7%	80.6%	60.4%	56.4%	80.4%	77.9%
Less than 660	17.3	19.4	39.6	43.6	19.6	22.1

(a)
The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance. Under guidance issued by the Federal Financial Institutions Examination Council (“FFIEC"), credit card loans are charged off by the end of the month in which the account becomes 180 days past due or within 60 days from receiving notification about a specified event (e.g., bankruptcy of the borrower), whichever is earlier.

(b)
Refreshed FICO scores are estimated based on a statistically significant random sample of credit card accounts in the credit card portfolio for the period shown. The Firm obtains refreshed FICO scores at least quarterly.

(c)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

Credit card impaired loans
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 on pages 220–238 of JPMorgan Chase’s 2010 Annual Report.
The tables below set forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs. Based on historical experience, the estimated weighted-average ultimate default rate for modified credit card loans was 37.40% at June 30, 2011 and 36.45% at December 31, 2010.

	Chase, excluding Washington Mutual portfolio		Washington Mutual portfolio		Total credit card
(in millions)	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010	Jun 30, 2011	Dec 31, 2010
Impaired loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$5,820	$6,685	$1,345	$1,570	$7,165	$8,255
Modified credit card loans that have reverted to pre-modification payment terms(d)	1,083	1,439	236	311	1,319	1,750
Total impaired loans	$6,903	$8,124	$1,581	$1,881	$8,484	$10,005
Allowance for loan losses related to impaired loans	$2,765	$3,175	$686	$894	$3,451	$4,069

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At June 30, 2011, and December 31, 2010, approximately $850 million and $1.2 billion, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. The remaining $469 million and $590 million at June 30, 2011, and December 31, 2010, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Average impaired loans				Interest income on impaired loans(a)
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Chase, excluding Washington Mutual portfolio	$7,205	$8,965	$7,456	$8,938	$94	$121	$195	$240
Washington Mutual portfolio	1,659	2,022	1,721	1,997	27	31	56	62
Total credit card	$8,864	$10,987	$9,177	$10,935	$121	$152	$251	$302

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

NOTE 14 – ALLOWANCE FOR CREDIT LOSSES
For detailed discussion of the allowance for credit losses and the related accounting policies, see Note 15 on pages 239–243 of JPMorgan Chase’s 2010 Annual Report.
Allowance for credit losses and loans and lending-related commitments by impairment methodology
The table below summarizes information about the allowance for loan losses and the loans by impairment methodology.

	2011					2010
Six months ended June 30, (in millions)	Wholesale	Consumer, excluding credit card		Credit card	Total	Wholesale	Consumer, excluding credit card		Credit card	Total
Allowance for loan losses
Beginning balance at January 1,	$4,761	$16,471		$11,034	$32,266	$7,145	$14,785		$9,672	$31,602
Cumulative effect of change in accounting principles(a)	—	—		—	—	14	127		7,353	7,494
Gross charge-offs	387	2,817		4,762	7,966	1,278	4,429		8,945	14,652
Gross recoveries	(142)	(275)		(726)	(1,143)	(88)	(228)		(712)	(1,028)
Net charge-offs	245	2,542		4,036	6,823	1,190	4,201		8,233	13,624
Provision for loan losses	(414)	2,446		1,036	3,068	(812)	5,450		5,733	10,371
Other	(11)	12		8	9	(9)	3		(1)	(7)
Ending balance at June 30,	$4,091	$16,387		$8,042	$28,520	$5,148	$16,164		$14,524	$35,836
Allowance for loan losses by impairment methodology
Asset-specific(b)(c)(d)	$749	$1,049		$3,451	$5,249	$1,324	$1,091		$4,846	$7,261
Formula-based(d)	3,342	10,397		4,591	18,330	3,824	12,262		9,678	25,764
PCI	—	4,941		—	4,941	—	2,811		—	2,811
Total allowance for loan losses	$4,091	$16,387		$8,042	$28,520	$5,148	$16,164		$14,524	$35,836
Loans by impairment methodology
Asset-specific	$3,380	$7,858		$8,484	$19,722	$5,661	$5,428		$10,887	$21,976
Formula-based	240,790	238,317		117,039	596,146	207,232	256,900		132,107	596,239
PCI	54	68,994		—	69,048	94	76,901		—	76,995
Total retained loans	$244,224	$315,169		$125,523	$684,916	$212,987	$339,229		$142,994	$695,210

Impaired collateral-dependent loans
Net charge-offs(e)	$59	$53		$—	$112	$297	$227		$—	$524
Loans measured at fair value of collateral less cost to sell(e)	1,144	863	(f)	—	2,007	2,064	801	(f)	—	2,865

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

(c)
At June 30, 2011 and 2010, the asset-specific consumer excluding credit card allowance for loan losses included troubled debt restructuring reserves of $962 million and $946 million, respectively. The asset-specific credit card allowance for loan losses is related to loans modified in TDRs.

(d)
At June 30, 2011 and 2010, the Firm’s allowance for loan losses on all impaired credit card loans was reclassified to the asset-specific allowance. This reclassification has no incremental impact on the Firm’s allowance for loan losses. Prior periods have been revised to reflect the current presentation.

(e)	Prior periods have been revised to conform with the current presentation.

(f)
Includes collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell. These loans are considered collateral-dependent under regulatory guidance because they involve modifications where an interest-only period is provided or a significant portion of principal is deferred.

The table below summarizes information about the allowance for lending-related commitments and lending-related commitments by impairment methodology.

	2011				2010
Six months ended June 30, (in millions)	Wholesale	Consumer, excluding credit card	Credit Card	Total	Wholesale	Consumer, excluding credit card	Credit Card	Total
Allowance for lending-related commitments
Beginning balance at January 1,	$711	$6	$—	$717	$927	$12	$—	$939
Cumulative effect of change in accounting principles(a)	—	—	—	—	(18)	—	—	(18)
Provision for lending-related commitments	(89)	—	—	(89)	4	(2)	—	2
Other	(2)	—	—	(2)	(11)	—	—	(11)
Ending balance at June 30,	$620	$6	$—	$626	$902	$10	$—	$912
Allowance for lending-related commitments by impairment methodology
Asset-specific	$144	$—	$—	$144	$248	$—	$—	$248
Formula-based	476	6	—	482	654	10	—	664
Total allowance for lending-related commitments	$620	$6	$—	$626	$902	$10	$—	$912
Lending-related commitments by impairment methodology
Asset-specific	$793	$—	$—	$793	$1,195	$—	$—	$1,195
Formula-based	364,896	64,649	535,625	965,170	323,357	69,499	550,442	943,298
Total lending-related commitments	$365,689	$64,649	$535,625	$965,963	$324,552	$69,499	$550,442	$944,493

(a)
Effective January 1, 2010, the Firm adopted accounting guidance related to VIEs. Upon adoption of the guidance, the Firm consolidated its administered multi-seller conduits. As a result, related assets are now primarily recorded in loans and other assets on the Consolidated Balance Sheets.

NOTE 15 – VARIABLE INTEREST ENTITIES
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs, and a detailed discussion of the Firm’s principal involvement with VIEs, see Note 1 on pages 164–165, and Note 16 on pages 244–259, respectively, of JPMorgan Chase’s 2010 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
Card Services	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	151
RFS	Mortgage and other securitization trusts	Securitization of originated and purchased residential mortgages, automobile and student loans	151–153
IB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, automobile and student loans	151–153
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	153
	Municipal bond vehicles		153–154
	Credit-related note and asset swap vehicles		154
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 154 of this Note and on page 253 of JPMorgan Chase’s 2010 Annual Report.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see pages 245–246 of JPMorgan Chase’s 2010 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. The Firm consolidated $52.7 billion and $68.5 billion of assets held by Firm-sponsored credit-card securitization trusts and $35.7 billion and $44.3 billion of beneficial interests issued to third parties at June 30, 2011, and December 31, 2010.
The underlying securitized credit card receivables and other assets are available only for payment of the beneficial interests issued by the securitization trusts; they are not available to pay the Firm’s other obligations or the claims of the Firm’s other creditors.
Firm-sponsored mortgage and other securitization trusts
For a detailed description of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment related to such trusts, see Note 16 on page 246 of JPMorgan Chase’s 2010 Annual Report.
The following table presents the total unpaid principal amount of assets held in Firm-sponsored securitization entities in which the Firm has continuing involvement, including those that are consolidated or not consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. In the table below, the amount of beneficial interests held by JPMorgan Chase does not equal the assets held in nonconsolidated VIEs because of the existence of beneficial interests held by third parties, which are reflected at their current outstanding par amounts; and because a portion of the Firm’s retained interests (trading assets and AFS securities) are reflected at their fair values. See Securitization activity on pages 156–158 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs.

	Principal amount outstanding				JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(d)(e)(f)(g)(h)
June 30, 2011(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement		Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$140.3	$2.2	$132.0		$0.7	$—	$0.7
Subprime	41.6	1.4	38.5		—	—	—
Option ARMs	33.7	0.3	33.4		—	—	—
Commercial and other(c)	144.3	—	96.4		1.6	0.7	2.3
Student	4.3	4.3	—		—	—	—
Total	$364.2	$8.2	$300.3	(i)	$2.3	$0.7	$3.0

	Principal amount outstanding				JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(d)(e)(f)(g)(h)
December 31, 2010(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement		Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime(b)	$153.1	$2.2	$143.8		$0.7	$—	$0.7
Subprime	44.0	1.6	40.7		—	—	—
Option ARMs	36.1	0.3	35.8		—	—	—
Commercial and other(c)	153.4	—	106.2		2.0	0.9	2.9
Student	4.5	4.5	—		—	—	—
Total	$391.1	$8.6	$326.5	(i)	$2.7	$0.9	$3.6

(a)	Excludes loan sales to U.S. government agencies. See page 157 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Includes Alt-A loans.

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

(d)	Excludes retained servicing (for a discussion of MSRs, see Note 16 on pages 159–163 of this Form 10-Q) and securities retained from loan sales to U.S. government agencies.

(e)
Excludes senior and subordinated securities of $165 million and $28 million, respectively, at June 30, 2011, and $182 million and $18 million, respectively, at December 31, 2010, which the Firm purchased in connection with IB’s secondary market-making activities.

(f)
Excludes interest rate and foreign exchange derivatives primarily used to manage the interest rate and foreign exchange risks of the securitization entities. See Note 5 on pages 117–124 of this Form 10-Q for further information on derivatives.

(g)	Includes interests held in re-securitization transactions.

(h)
As of June 30, 2011, and December 31, 2010, 66% and 66%, respectively of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. This includes $175 million and $157 million of investment-grade and $480 million and $552 million of noninvestment-grade retained interests in prime residential mortgages at June 30, 2011, and December 31, 2010, respectively, and $2.0 billion and $2.6 billion of investment-grade and $282 million and $250 million of noninvestment-grade retained interests in commercial and other securitization trusts.

(i)
The Firm does not consolidate a mortgage securitization when it is not the servicer (and therefore does not have the power to direct the most significant activities of the trust) or does not hold a beneficial interest in the trust that could potentially be significant to the trust. At June 30, 2011, and December 31, 2010, the Firm did not consolidate any of the assets of the Firm-sponsored nonconsolidated residential mortgage securitization VIEs, in which the Firm has continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. Additionally, for the commercial mortgage securitization-related VIEs, the Firm does not service the loans, and thus does not consolidate the VIEs.

Re-securitizations
The Firm also engages in certain re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. These transfers occur to both agency (Fannie Mae, Freddie Mac and Ginnie Mae) and nonagency (private-label) sponsored VIEs, which may be backed by either residential or commercial mortgages. The Firm’s consolidation analysis is largely dependent on the Firm’s role and interest in the re-securitization trusts.

Most re-securitizations with which the Firm is involved are client-driven transactions in which a specific client or group of clients are seeking a specific return or risk profile. For these transactions, the Firm has concluded that the decision-making power of the entity is shared between the Firm and its client(s), considering the joint effort and decisions in establishing the re-securitization trust and its assets, as well as the significant economic interest the client holds in the re-securitization trust; therefore the Firm does not consolidate the re-securitization VIE.
In more limited circumstances, the Firm creates a re-securitization trust independently and not in conjunction with specific clients. In these circumstances, the Firm is deemed to have the unilateral ability to direct the most significant activities of the re-securitization trust because of the decisions made during the establishment and design of the trust; therefore, the Firm consolidates the re-securitization VIE if the Firm holds an interest that could potentially be significant.
Additionally, the Firm may invest in beneficial interests of third-party securitizations and generally purchases these interests in the secondary market. In these circumstances, the Firm does not have the unilateral ability to direct the most significant activities of the re-securitization trust, either because it wasn’t involved in the initial design of the trust, or the Firm is involved with an independent third party sponsor and demonstrates shared power over the creation of the trust; therefore, the Firm does not consolidate the re-securitization VIE.
As of June 30, 2011, and December 31, 2010, the Firm did not consolidate any agency re-securitizations. As of June 30, 2011, and December 31, 2010, respectively, the Firm consolidated $357 million and $477 million of assets, and $155 million and $230 million of liabilities of private-label re-securitizations. As of June 30, 2011, and December 31, 2010, total assets of nonconsolidated Firm-sponsored private-label re-securitizations were $4.5 billion and $3.6 billion, respectively. During the three and six months ended June 30, 2011, respectively, the Firm transferred $8.5 billion and $17.3 billion of securities to agency VIEs, and zero and $192 million of securities to private-label VIEs. During the three and six months ended June 30, 2010, respectively, the Firm transferred $7.8 billion and $14.3 billion of securities to agency VIEs, and $663 million and $1.0 billion of securities to private-label VIEs. At June 30, 2011, and December 31, 2010, respectively, the Firm held approximately $2.8 billion and $3.5 billion of interests in nonconsolidated agency re-securitization entities, and $10 million and $46 million of senior and subordinated interests in nonconsolidated private-label re-securitization entities. See pages 158 of this Note for further information on interests held in nonconsolidated securitization VIEs.
Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered, multi-seller conduits, see Note 16 on pages 249–250 of JPMorgan Chase’s 2010 Annual Report.
As a result of the Firm’s continuing involvement, the Firm consolidates its Firm-administered multi-seller conduits, as the Firm has both the power to direct the significant activities of the conduits and a potentially significant economic interest. The Firm consolidated $22.2 billion and $21.7 billion of assets held by Firm-administered multi-seller conduits and $22.2 billion and $21.6 billion of beneficial interests in commercial paper issued to third parties at June 30, 2011, and December 31, 2010, respectively.
The Firm provides deal-specific liquidity as well as program-wide liquidity and credit enhancement to the Firm-administered multi-seller conduits, which have been eliminated in consolidation. The Firm-administered multi-seller conduits then provide certain of their clients with lending-related commitments. The unfunded portion of these commitments was $11.3 billion and $10.0 billion at June 30, 2011, and December 31, 2010, respectively, and are included as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21 on pages 167–171 of this Form 10-Q.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 on pages 250–251 of JPMorgan Chases 2010 Annual Report.
The Firm’s exposure to nonconsolidated municipal bond VIEs at June 30, 2011, and December 31, 2010, including the ratings profile of the VIEs’ assets, was as follows.

(in billions)	Fair value of assets held by VIEs	Liquidity facilities(a)	Excess/(deficit) (b)	Maximum exposure
Nonconsolidated municipal bond vehicles
June 30, 2011	$12.9	$7.9	$5.0	$7.9
December 31, 2010	13.7	8.8	4.9	8.8

	Ratings profile of VIE assets(c)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment grade
(in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB to BB-	BB+ and below
June 30, 2011	$1.7	$10.5	$0.7	$—	$—	$12.9	9.8
December 31, 2010	1.9	11.2	0.6	—	—	13.7	15.5

(a)
The Firm may serve as credit enhancement provider to municipal bond vehicles in which it serves as liquidity provider. The Firm provided insurance on underlying municipal bonds, in the form of letters of credit, of $10 million at both June 30, 2011, and December 31, 2010.

(b)	Represents the excess/(deficit) of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(c)	The ratings scale is based on the Firm’s internal risk ratings and is presented on an S&P-equivalent basis.
The Firm consolidated $3.3 billion and $4.6 billion of municipal bond vehicles as of June 30, 2011, and December 31, 2010, respectively, due to the Firm owning the residual interests.
Credit-related note and asset swap vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with credit-related note and asset swap vehicles, see Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report.
Exposure to nonconsolidated credit-related note and asset swap VIEs at June 30, 2011, and December 31, 2010, was as follows.

June 30, 2011 (in billions)	Net derivative receivables	Trading assets(a)	Total exposure(b)	Par value of collateral held by VIEs(c)
Credit-related notes
Static structure	$0.7	$—	$0.7	$10.9
Managed structure	2.1	0.1	2.2	9.5
Total credit-related notes	2.8	0.1	2.9	20.4
Asset swaps	0.4	—	0.4	7.5
Total	$3.2	$0.1	$3.3	$27.9
December 31, 2010 (in billions)	Net derivative receivables	Trading assets(a)	Total exposure(b)	Par value of collateral held by VIEs(c)
Credit-related notes
Static structure	$1.0	$—	$1.0	$9.5
Managed structure	2.8	—	2.8	10.7
Total credit-related notes	3.8	—	3.8	20.2
Asset swaps	0.3	—	0.3	7.6
Total	$4.1	$—	$4.1	$27.8

(a)	Trading assets principally comprise notes issued by VIEs, which from time to time are held as part of the termination of a deal or to support limited market-making.

(b)	On-balance sheet exposure that includes net derivative receivables and trading assets – debt and equity instruments.

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

The Firm consolidated credit-related note vehicles with collateral fair values of $122 million and $142 million, at June 30, 2011 and December 31, 2010, respectively. The Firm did not consolidate any asset swap vehicles at June 30, 2011, and December 31, 2010. The Firm consolidated these vehicles because in its role as secondary market-maker, it held positions in these entities that provided the Firm with control of certain vehicles.
VIEs sponsored by third parties
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 253 of JPMorgan Chase’s 2010 Annual Report.

Investment in a third-party credit card securitization trust
The Firm holds two interests in a third-party-sponsored VIE, which is a credit card securitization trust that owns credit card receivables issued by a national retailer. The Firm is not the primary beneficiary of the trust as the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. The Firm’s interests in the VIEs include investments classified as AFS securities that had a fair value of $2.9 billion and $3.1 billion, at June 30, 2011, and December 31, 2010, respectively, and other interests which are classified as loans and have a fair value of approximately $1.0 billion at both June 30, 2011, and December 31, 2010. For more information on AFS securities and loans, see Notes 11 and 13 on pages 128–132 and 134–148, respectively, of this Form 10-Q.
Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2011, and December 31, 2010.

	Assets				Liabilities
June 30, 2011 (in billions)	Trading assets – debt and equity instruments	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$51.7	$1.0	$52.7	$35.7	$—	$35.7
Firm-administered multi-seller conduits	—	21.9	0.3	22.2	22.2	—	22.2
Mortgage securitization entities(a)	1.0	2.6	—	3.6	2.0	1.5	3.5
Other(b)	6.1	4.2	1.4	11.7	7.6	0.1	7.7
Total	$7.1	$80.4	$2.7	$90.2	$67.5	$1.6	$69.1

	Assets				Liabilities
December 31, 2010 (in billions)	Trading assets – debt and equity instruments	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$67.2	$1.3	$68.5	$44.3	$—	$44.3
Firm-administered multi-seller conduits	—	21.1	0.6	21.7	21.6	0.1	21.7
Mortgage securitization entities(a)	1.8	2.9	—	4.7	2.4	1.6	4.0
Other (b)	8.0	4.4	1.6	14.0	9.3	0.3	9.6
Total	$9.8	$95.6	$3.5	$108.9	$77.6	$2.0	$79.6

(a)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(b)	Primarily comprised of student loans and municipal bonds.

(c)	Includes assets classified as cash, derivative receivables, AFS securities, and other assets within the Consolidated Balance Sheets.

(d)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated Balance Sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $42.9 billion and $52.6 billion at June 30, 2011, and December 31, 2010, respectively. The maturities of the long-term beneficial interests as of June 30, 2011, and December 31, 2010, were as follows: $13.0 billion and $13.9 billion under one year, $21.4 billion and $29.0 billion between one and five years, and $8.5 billion and $9.7 billion over five years.

(f)	Includes liabilities classified as accounts payable and other liabilities in the Consolidated Balance Sheets.
Supplemental information on loan securitizations
The Firm securitizes and sells a variety of loans, including residential mortgage, credit card, automobile, student and commercial (primarily related to real estate) loans, as well as debt securities. The primary purposes of these securitization transactions are to satisfy investor demand and to generate liquidity for the Firm.

Securitization activity
The following tables provide information related to the Firm’s securitization activities for the three and six months ended June 30, 2011 and 2010, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, as sale accounting was achieved based on the accounting rules in effect at the time of the securitization. For the three- and six-month periods ended June 30, 2011 and 2010, there were no mortgage loans that were securitized, except for commercial and other, and there were no cash flows from the Firm to the SPEs related to recourse or guarantee arrangements.

	Three months ended June 30, 2011
	Residential mortgage
(in millions)	Prime(e)	Subprime	Option ARMs	Commercial and other
Principal securitized	$—	$—	$—	$1,447
All cash flows during the period(a):
Proceeds from new securitizations(b)	—	—	—	1,530
Servicing fees collected	50	36	100	1
Purchases of previously transferred financial assets (or the underlying collateral)(c)	297	4	4	—
Cash flows received on the interests that continue to be held by the Firm(d)	58	4	1	37

	Three months ended June 30, 2010
	Residential mortgage
(in millions)	Prime(e)	Subprime	Option ARMs	Commercial and other
Principal securitized	$—	$—	$—	$562
All cash flows during the period(a):
Proceeds from new securitizations(b)				592
Servicing fees collected	89	53	118	1
Purchases of previously transferred financial assets (or the underlying collateral)(c)	52	6	—	—
Cash flows received on the interests that continue to be held by the Firm(d)	73	9	6	30

	Six months ended June 30, 2011
	Residential mortgage
(in millions)	Prime(e)	Subprime	Option ARMs	Commercial and other
Principal securitized	$—	$—	$—	$2,940
All cash flows during the period(a):
Proceeds from new securitizations(b)	—	—	—	3,088
Servicing fees collected	114	95	203	2
Purchases of previously transferred financial assets (or the underlying collateral)(c)	676	10	10	—
Cash flows received on the interests that continue to be held by the Firm(d)	122	8	2	81

	Six months ended June 30, 2010
	Residential mortgage
(in millions)	Prime(e)	Subprime	Option ARMs	Commercial and other
Principal securitized	$—	$—	$—	$562
All cash flows during the period(a):
Proceeds from new securitizations(b)				592
Servicing fees collected	164	99	235	2
Purchases of previously transferred financial assets (or the underlying collateral)(c)	100	6	—	—
Cash flows received on the interests that continue to be held by the Firm(d)	153	19	12	68

(a)	Excludes sales for which the Firm did not securitize the loan (including loans sold to Ginnie Mae, Fannie Mae and Freddie Mac).

(b)
Includes $1.5 billion and $592 million, respectively, and $3.1 billion and $592 million, respectively, of proceeds from new securitizations received as securities for the three and six months ended June 30, 2011 and 2010. These securities were predominantly classified as level 2 of the fair value measurement hierarchy.

(c)	Includes cash paid by the Firm to reacquire assets from the off-balance sheet, nonconsolidated entities - for example, servicer clean-up calls.

(d)	Includes cash flows received on retained interests - including, for example, principal repayments and interest payments.

(e)	Includes Alt-A loans and re-securitization transactions.

Loans sold to agencies and other third-party sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans, predominantly to Ginnie Mae, Fannie Mae and Freddie Mac (the “Agencies”). These loans are sold primarily for the purpose of securitization by the Agencies, which also provide credit enhancement of the loans through certain guarantee provisions. The Firm does not consolidate these securitization vehicles as it is not the primary beneficiary. In connection with these loan sales, the Firm makes certain representations and warranties. For additional information about the Firm’s loan sale- and securitization-related indemnifications, see Note 21 on pages 167–171 of this Form 10-Q.
For a more detailed description of JPMorgan Chase’s principal involvement with loans sold to government sponsored agencies and other third-party sponsored securitization entities, see Note 16 on page 257 of JPMorgan Chase’s 2010 Annual Report.
The following table summarizes the activities related to loans sold to U.S. government sponsored agencies and third-party sponsored securitization entities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Carrying value of loans sold(a)(b)	$32,609	$30,173	$71,856	$65,547
Proceeds received from loan sales as cash	565	262	905	598
Proceeds from loans sales as securities(c)	31,511	29,448	69,683	63,818
Total proceeds received from loan sales	$32,076	$29,710	$70,588	$64,416
Gains on loan sales	30	70	52	91

(a)	Predominantly to U.S. government agencies.

(b)	MSRs were excluded from the above table. See Note 16 on pages 159–163 of this Form 10-Q for further information on originated MSRs.

(c)	Predominantly includes securities from U.S. government agencies that are generally sold shortly after receipt.
Repurchased loans and loans subject to an option to repurchase
When the Firm services loans for Ginnie Mae, it typically has the option to repurchase certain delinquent loans. The Firm also has similar rights in certain arrangements with other U.S. government agencies. The Firm typically elects to repurchase delinquent loans from Ginnie Mae as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the balance sheet as a loan with an offsetting liability. As of June 30, 2011, and December 31, 2010, the Firm had recorded on its Consolidated Balance Sheets $13.2 billion and $13.0 billion, respectively, of loans that either have been repurchased or for which the Firm has an option to repurchase from the Agencies. Predominately all of the amounts presented above relate to loans that have been repurchased from Ginnie Mae. Additionally, real estate owned resulting from voluntary repurchases of loans sold to the Agencies was $2.4 billion and $1.9 billion as of June 30, 2011, and December 31, 2010, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies, and where applicable, reimbursement is proceeding normally. For additional information, refer to Note 13 on pages 134–148 of this Form 10-Q and Note 14 of JPMorgan Chase’s 2010 Annual Report.

JPMorgan Chase’s interest in securitized assets held at fair value
The following table outlines the key economic assumptions used to determine the fair value as of June 30, 2011, and December 31, 2010, of certain of the Firm’s retained interests in nonconsolidated VIEs (other than MSRs), that are valued using modeling techniques. The table also outlines the sensitivities of those fair values to immediate 10% and 20% adverse changes in assumptions used to determine fair value. For a discussion of MSRs, see Note 16 on pages 159–163 of this Form 10-Q.

June 30, 2011	Residential mortgage	Commercial and other
(in millions, except rates and where otherwise noted)	Prime(d)
JPMorgan Chase interests in securitized assets(a)(b)	$656	$2,315
Weighted-average life (in years)	6.7	2.7
Weighted-average constant prepayment rate(c)	7.1%	—%
	CPR	CPR
Impact of 10% adverse change	$(11)	$—
Impact of 20% adverse change	(21)	—
Weighted-average loss assumption	5.5%	0.4%
Impact of 10% adverse change	$(9)	$(83)
Impact of 20% adverse change	(17)	(170)
Weighted-average discount rate	14.0%	20.6%
Impact of 10% adverse change	$(26)	$(59)
Impact of 20% adverse change	(49)	(107)

December 31, 2010	Residential mortgage	Commercial and other
(in millions, except rates and where otherwise noted)	Prime (d)
JPMorgan Chase interests in securitized assets(a)(b)	$708	$2,906
Weighted-average life (in years)	5.5	3.3
Weighted-average constant prepayment rate(c)	7.9%	—%
	CPR	CPR
Impact of 10% adverse change	$(15)	$—
Impact of 20% adverse change	(27)	—
Weighted-average loss assumption	5.2%	2.1%
Impact of 10% adverse change	$(12)	$(76)
Impact of 20% adverse change	(21)	(151)
Weighted-average discount rate	11.6%	16.4%
Impact of 10% adverse change	$(26)	$(69)
Impact of 20% adverse change	(47)	(134)

(a)
The Firm’s interests in subprime securitizations were $21 million and $14 million, as of June 30, 2011, and December 31, 2010, respectively. Additionally, the Firm had interests in option ARM securitizations of $27 million and $29 million at June 30, 2011, and December 31, 2010, respectively.

(b)	Includes certain investments acquired in the secondary market but predominantly held for investment purposes.

(c)	CPR: constant prepayment rate.

(d)	Includes retained interests in Alt-A loans and re-securitization transactions.
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

Loan delinquencies and liquidation losses
The table below includes information about delinquencies, liquidation losses and components of off-balance sheet securitized financial assets as of June 30, 2011, and December 31, 2010.

			90 days past due		Liquidation losses
	Credit exposure				Three months ended June 30,		Six months ended June 30,
(in millions)	June 30, 2011	Dec 31, 2010	June 30, 2011	Dec 31, 2010	2011	2010	2011	2010
Securitized loans(a)
Residential mortgage:
Prime mortgage(b)	$132,042	$143,764	$31,444	$33,093	$1,244	$1,696	$2,734	$3,385
Subprime mortgage	38,497	40,721	15,186	15,456	616	951	1,616	2,116
Option ARMs	33,412	35,786	10,358	10,788	465	637	908	1,226
Commercial and other	96,368	106,245	5,064	5,791	250	116	454	143
Total loans securitized(c)	$300,319	$326,516	$62,052	$65,128	$2,575	$3,400	$5,712	$6,870

(a)
Total assets held in securitization-related SPEs were $364.2 billion and $391.1 billion at June 30, 2011, and December 31, 2010, respectively. The $300.3 billion and $326.5 billion of loans securitized at June 30, 2011, and December 31, 2010, respectively, excludes: $55.7 billion and $56.0 billion of securitized loans in which the Firm has no continuing involvement and $8.2 billion and $8.6 billion of loan securitizations consolidated on the Firm’s Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, respectively ..

(b)	Includes Alt-A loans.

(c)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.
NOTE 16 – GOODWILL AND OTHER INTANGIBLE ASSETS
For a discussion of accounting policies related to goodwill and other intangible assets, see Note 17 on pages 260–263 of JPMorgan Chase’s 2010 Annual Report.
Goodwill and other intangible assets consist of the following.

(in millions)	June 30, 2011	December 31, 2010
Goodwill	$48,882	$48,854
Mortgage servicing rights	12,243	13,649
Other intangible assets:
Purchased credit card relationships	$744	$897
Other credit card-related intangibles	558	593
Core deposit intangibles	734	879
Other intangibles	1,643	1,670
Total other intangible assets	$3,679	$4,039

Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	June 30, 2011	December 31, 2010
Investment Bank	$5,250	$5,278
Retail Financial Services	16,807	16,813
Card Services	14,264	14,205
Commercial Banking	2,864	2,866
Treasury & Securities Services	1,670	1,680
Asset Management	7,650	7,635
Corporate/Private Equity	377	377
Total goodwill	$48,882	$48,854

The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Balance at beginning of period(a)	$48,856	$48,359	$48,854	$48,357
Changes during the period from:
Business combinations	11	10	6	19
Dispositions	—	—	—	(19)
Other(b)	15	(49)	22	(37)
Balance at June 30(a)	$48,882	$48,320	$48,882	$48,320

(a)	Reflects gross goodwill balances as the Firm has not recognized any impairment losses to date.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.

Goodwill was not impaired at June 30, 2011, or December 31, 2010, nor was any goodwill written off due to impairment during the six month periods ended June 30, 2011 or 2010. During the six months ended June 30, 2011, the Firm reviewed current conditions and prior projections for all of its reporting units. In addition, the Firm updated the discounted cash flow valuations of its consumer lending businesses in RFS and Card Services (“CS”), as these businesses continue to have elevated risk for goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of regulatory and legislative changes. As a result of these reviews, the Firm concluded that goodwill for these businesses and the Firm’s other reporting units was not impaired at June 30, 2011.
The Firm’s consumer lending businesses in RFS and CS remain at an elevated risk of goodwill impairment due to their exposure to U.S. consumer credit risk and the effects of economic, regulatory and legislative changes. The valuation of these businesses is particularly dependent upon economic conditions (including new unemployment claims and home prices), regulatory and legislative changes (for example, those related to residential mortgage servicing, foreclosure and loss mitigation activities, and those that may affect consumer credit card use), and the amount of equity capital required. The assumptions used in the discounted cash flow valuation models were determined using management’s best estimates. The cost of equity reflected the related risks and uncertainties, and was evaluated in comparison to relevant market peers. Deterioration in these assumptions could cause the estimated fair values of these reporting units and their associated goodwill to decline, which may result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
Mortgage servicing rights
Mortgage servicing rights represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future fees and ancillary revenues, offset by estimated costs to service the loans. The fair value of mortgage servicing rights naturally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual and ancillary fee income. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Notes 17 on pages 260–263, respectively of JPMorgan Chase’s 2010 Annual Report and Note 3 on pages 102–114 of this Form 10-Q.
In the first half of 2011, the fair value of the MSR declined, primarily due to changes to inputs and assumptions in the MSR valuation model. During the first quarter of 2011, the Firm revised its cost to service assumption to reflect the estimated impact of higher servicing costs to enhance servicing processes, particularly loan modification and foreclosure procedures, including costs to comply with Consent Orders entered into with banking regulators, which resulted in a $1.1 billion decrease in the fair value of the MSR asset. The increase in the cost to service assumption contemplates significant and prolonged increases in staffing levels in the core and default servicing functions, and specifically considers the higher cost to service certain high-risk vintages. In addition, the MSR decreased in value due to a decline in interest rates (which tend to increase prepayments and therefore reduce the expected life of the net servicing cash flows that comprise the MSR asset). Other than the increased cost to service assumption and the decrease in interest rates, predominantly all of the changes in the fair value of the MSR asset resulted from the largely offsetting impacts of new capitalization and amortization.
The decrease in the fair value of the MSR results in a lower asset value that will amortize in future periods against contractual and ancillary fee income received in future periods. While there is expected to be higher levels of noninterest expense associated with higher servicing costs in those future periods, there will also be less MSR amortization, which will have the effect of increasing mortgage fees and related income. The amortization of the MSR is reflected in the tables below in the row “Other changes in fair value.”

The following table summarizes MSR activity for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
(in millions, except where otherwise noted)	2011	2010	2011	2010
Fair value at beginning of period	$13,093	$15,531	$13,649	$15,531
MSR activity
Originations of MSRs	562	533	1,319	1,222
Purchase of MSRs	29	—	30	14
Disposition of MSRs	—	(5)	—	(5)
Total net additions	591	528	1,349	1,231
Change in valuation due to inputs and assumptions(a)	(960)	(3,584)	(1,711)	(3,680)
Other changes in fair value(b)	(481)	(622)	(1,044)	(1,229)
Total change in fair value of MSRs(c)	(1,441)	(4,206)	(2,755)	(4,909)
Fair value at June 30(d)	$12,243	$11,853	$12,243	$11,853
Change in unrealized gains/(losses) included in income related to MSRs held at June 30	$(960)	$(3,584)	$(1,711)	$(3,680)
Contractual service fees, late fees and other ancillary fees included in income	$983	$1,148	$2,008	$2,280
Third-party mortgage loans serviced at June 30 (in billions)	$949	$1,064	$949	$1,064
Servicer advances, net at June 30 (in billions)(e)	$10.9	$9.3	$10.9	$9.3

(a)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the valuation model.

(b)	Includes changes in MSR value due to modeled servicing portfolio runoff (i.e., amortization or time decay).

(c)
Includes changes related to commercial real estate of $(2) million and $(2) million for the three months ended June 30, 2011 and 2010, respectively, and $(4) million and $(4) million for the six months ended June 30, 2011 and 2010, respectively.

(d)	Includes $36 million and $37 million related to commercial real estate at June 30, 2011 and 2010, respectively.

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
RFS mortgage fees and related income
Net production revenue:
Production revenue	$767	$676	$1,446	$1,109
Repurchase losses	(223)	(667)	(643)	(1,099)
Net production revenue	544	9	803	10
Net mortgage servicing revenue
Operating revenue:
Loan servicing revenue	1,011	1,186	2,063	2,293
Other changes in MSR asset fair value(a)	(478)	(620)	(1,041)	(1,225)
Total operating revenue	533	566	1,022	1,068
Risk management:
Changes in MSR asset fair value due to inputs or assumptions in model(b)	(960)	(3,584)	(1,711)	(3,680)
Derivative valuation adjustments and other	983	3,895	497	4,143
Total risk management	23	311	(1,214)	463
Total RFS net mortgage servicing revenue	556	877	(192)	1,531
All other	3	2	5	5
Mortgage fees and related income	$1,103	$888	$616	$1,546

(a)	Includes changes in the MSR value due to modeled servicing portfolio runoff (i.e., amortization or time decay).

(b)	Represents MSR asset fair value adjustments due to changes in inputs, such as interest rates and volatility, as well as updates to assumptions used in the MSR valuation model.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2011, and December 31, 2010; and it outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	June 30, 2011	December 31, 2010
Weighted-average prepayment speed assumption (“CPR”)	10.63%	11.29%
Impact on fair value of 10% adverse change	$(775)	$(809)
Impact on fair value of 20% adverse change	(1,500)	(1,568)
Weighted-average option adjusted spread	3.85%	3.94%
Impact on fair value of 100 basis points adverse change	$(587)	$(578)
Impact on fair value of 200 basis points adverse change	(1,125)	(1,109)
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
Other intangible assets
The $360 million decrease in other intangible assets during the six months ended June 30, 2011, was predominantly due to $429 million in amortization.
The components of credit card relationships, core deposits and other intangible assets were as follows.

	June 30, 2011			December 31, 2010
	Gross amount(a)	Accumulated amortization(a)	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
(in millions)
Purchased credit card relationships	$3,830	$3,086	$744	$5,789	$4,892	$897
Other credit card-related intangibles	861	303	558	907	314	593
Core deposit intangibles	4,132	3,398	734	4,280	3,401	879
Other intangibles	2,498	855	1,643	2,515	845	1,670

(a)	The decrease in the gross amount and accumulated amortization from December 31, 2010, was due to the removal of fully amortized assets.
Intangible assets of approximately $600 million consisting primarily of asset management advisory contracts, were determined to have an indefinite life and are not amortized.

Amortization expense
The following table presents amortization expense related to credit card relationships, core deposits and other intangible assets.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Purchased credit card relationships	$77	$97	$157	$194
All other intangibles:
Other credit card-related intangibles	27	26	53	52
Core deposit intangibles	72	83	144	166
Other intangibles	36	29	75	66
Total amortization expense	$212	$235	$429	$478
Future amortization expense
The following table presents estimated future amortization expense related to credit card relationships, core deposits and other intangible assets.

For the year: (in millions)	Purchased credit card relationships	Other credit card-related intangibles	Core deposit intangibles	Other intangibles	Total
2011(a)	$294	$107	$284	$143	$828
2012	254	110	240	137	741
2013	213	107	195	130	645
2014	110	105	100	114	429
2015	24	98	25	96	243

(a)
Includes $157 million, $53 million, $144 million, and $75 million of amortization expense related to purchased credit card relationships, other credit card-related intangibles, core deposit intangibles and other intangibles, respectively, recognized during the six months ended June 30, 2011.

NOTE 17 – DEPOSITS
For further discussion of deposits, see Note 19 on pages 263–264 in JPMorgan Chase’s 2010 Annual Report.
At June 30, 2011, and December 31, 2010, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2011	December 31, 2010
U.S. offices
Noninterest-bearing	$287,654	$228,555
Interest-bearing
Demand(a)	34,889	33,368
Savings (b)	350,216	334,632
Time (included $3,555 and $2,733 at fair value)(c)	84,513	87,237
Total interest-bearing deposits	469,618	455,237
Total deposits in U.S. offices	757,272	683,792
Non-U.S. offices
Noninterest-bearing	13,422	10,917
Interest-bearing
Demand	204,351	174,417
Savings	721	607
Time (included $1,233 and $1,636 at fair value)(c)	72,919	60,636
Total interest-bearing deposits	277,991	235,660
Total deposits in non-U.S. offices	291,413	246,577
Total deposits	$1,048,685	$930,369

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 on pages 187–189 of JPMorgan Chase’s 2010 Annual Report.
NOTE 18 – OTHER BORROWED FUNDS
The following table details the components of other borrowed funds.

(in millions)	June 30, 2011	December 31, 2010
Advances from Federal Home Loan Banks(a)	$500	$2,250
Other	29,708	32,075
Total other borrowed funds(b)(c)	$30,208	$34,325

(a)
Effective January 1, 2011, $23.0 billion of long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation.

(b)	Includes other borrowed funds of $11.7 billion and $9.9 billion accounted for at fair value at June 30, 2011, and December 31, 2010, respectively.

(c)	Includes other borrowed funds of $9.5 billion and $14.8 billion secured by assets totaling $9.6 billion and $15.0 billion at June 30, 2011, and December 31, 2010, respectively.

As of June 30, 2011, and December 31, 2010, JPMorgan Chase had no significant lines of credit for general corporate purposes.

NOTE 19 – EARNINGS PER SHARE
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 25 on page 269 of JPMorgan Chase’s 2010 Annual Report. The following table presents the calculation of basic and diluted EPS for the three- and six- month periods ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2011	2010	2011	2010
Basic earnings per share
Net income	$5,431	$4,795	$10,986	$8,121
Less: Preferred stock dividends	158	163	315	325
Net income applicable to common equity	5,273	4,632	10,671	7,796
Less: Dividends and undistributed earnings allocated to participating securities	206	269	468	461
Net income applicable to common stockholders	$5,067	$4,363	$10,203	$7,335
Total weighted-average basic shares outstanding	3,958.4	3,983.5	3,970.0	3,977.0
Net income per share	$1.28	$1.10	$2.57	$1.84

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2011	2010	2011	2010
Diluted earnings per share
Net income applicable to common stockholders	$5,067	$4,363	$10,203	$7,335
Total weighted-average basic shares outstanding	3,958.4	3,983.5	3,970.0	3,977.0
Add: Employee stock options, SARs and warrants(a)	24.8	22.1	28.6	23.2
Total weighted-average diluted shares outstanding(b)	3,983.2	4,005.6	3,998.6	4,000.2
Net income per share	$1.27	$1.09	$2.55	$1.83

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans and, during 2010, the warrants originally issued in 2008 under the U.S. Treasury’s Capital Purchase Program to purchase shares of the Firm’s common stock. For the three and six months ended June 30, 2011, the aggregate number of shares issuable upon the exercise of such options were 53 million and 69 million, respectively. For the three and six months ended June 30, 2010, the aggregate number of shares issuable upon the exercise of such options and warrants were 224 million and 232 million, respectively.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
AOCI includes the after-tax change in unrealized gains and losses on AFS securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities, and net loss and prior service costs/(credit) related to the Firm's defined benefit pension and OPEB plans.

As of or for the six months ended	Unrealized gains/(losses) on AFS securities(b)		Translation adjustments, net of hedges		Cash flow hedges		Net loss and prior service costs/(credit) of defined benefit pension and OPEB plans		Accumulated other comprehensive income/(loss)
June 30, 2011 (in millions)
Balance at January 1, 2011	$2,498	(c)	$253		$206		$(1,956)		$1,001
Net change	770	(d)	27	(e)	(211)	(f)	51	(g)	637
Balance at June 30, 2011	$3,268	(c)	$280		$(5)		$(1,905)		$1,638

As of or for the six months ended	Unrealized gains/(losses) on AFS securities(b)		Translation adjustments, net of hedges		Cash flow hedges		Net loss and prior service costs/(credit) of defined benefit pension and OPEB plans		Accumulated other comprehensive income/(loss)
June 30, 2010 (in millions)
Balance at January 1, 2010	$2,032	(c)	$(16)		$181		$(2,288)		$(91)
Cumulative effect of change in accounting principle(a)	(129)		—		—		—		(129)
Net change	2,339	(d)	(25)	(e)	165	(f)	145	(g)	2,624
Balance at June 30, 2010	$4,242	(c)	$(41)		$346		$(2,143)		$2,404

(a)
Reflects the effect of adoption of accounting guidance related to the consolidation of VIEs. AOCI decreased by $129 million due to the adoption of the accounting guidance related to VIEs, as a result of the reversal of the fair value adjustments taken on retained AFS securities that were eliminated in consolidation; for further discussion see Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report.

(b)	Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS.

(c)
At June 30, 2011, January 1, 2011, June 30, 2010 and January 1, 2010, included after-tax unrealized losses not related to credit on debt securities for which credit losses have been recognized in income of $(62) million, $(81) million, $(126) million and $(226) million, respectively.

(d)
The net change for the six months ended June 30, 2011, was due primarily to increased market value on agency MBS and municipal securities, partially offset by the widening of spreads on non-U.S. corporate debt and realization of gains due to portfolio repositioning. The net change for the six months ended June 30, 2010, was due primarily to the narrowing of spreads on MBS and CLOs partially offset by declines in non-U.S. government debt and realization of gains due to portfolio repositioning.

(e)
The net change for the six months ended June 30, 2011, and 2010, included after-tax gains/(losses) on foreign currency translation from operations for which the functional currency is other than the U.S. dollar of $498 million and $(489) million, respectively, partially offset by after-tax gains/(losses) on hedges of $(471) million and $464 million, respectively. The Firm may not hedge its entire exposure to foreign currency translation on net investments in foreign operations.

(f)
The net change for the six months ended June 30, 2011, included $112 million of after-tax gains/(losses) recognized in income, and $(99) million of after-tax gains/(losses), representing the net change in derivative fair value that was reported in comprehensive income. The net change for the six months ended June 30, 2010, included $6 million of after-tax gains recognized in income and $171 million of after-tax gains, representing the net change in derivative fair value that was reported in comprehensive income.

(g)
The net changes for the six month periods ended June 30, 2011 and 2010, were due to after-tax adjustments based on the final year-end actuarial valuations for the U.S. and non-U.S. defined benefit pension and OPEB plans (for 2010 and 2009, respectively); and the amortization of net loss and prior service credit into net periodic benefit cost.

NOTE 21 – OFF–BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS, GUARANTEES AND OTHER COMMITMENTS
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
To provide for the risk of loss inherent in wholesale and consumer (excluding credit card) contracts, an allowance for credit losses on lending-related commitments is maintained. See Note 14 on pages 149–150 of this Form 10-Q for further discussion regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2011, and December 31, 2010. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases, without notice as permitted by law. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments

	Contractual amount		Carrying value(j)
(in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$17,265	$17,662	$—	$—
Home equity – junior lien	28,586	30,948	—	—
Prime mortgage	1,117	1,266	—	—
Subprime mortgage	—	—	—	—
Auto	6,795	5,246	1	2
Business banking	10,046	9,702	5	4
Student and other	840	579	—	—
Total consumer, excluding credit card	64,649	65,403	6	6
Credit card	535,625	547,227	—	—
Total consumer	600,274	612,630	6	6
Wholesale:
Other unfunded commitments to extend credit(a)(b)	210,023	199,859	304	364
Standby letters of credit and other financial guarantees(a)(b)(c)(d)	97,050	94,837	686	705
Unused advised lines of credit	52,848	44,720	—	—
Other letters of credit(a)(d)	5,768	6,663	2	2
Total wholesale	365,689	346,079	992	1,071
Total lending-related	$965,963	$958,709	$998	$1,077
Other guarantees and commitments
Securities lending guarantees(e)	$205,411	$181,717	NA	NA
Derivatives qualifying as guarantees(f)	84,089	87,768	$321	$294
Unsettled reverse repurchase and securities borrowing agreements(g)	59,570	39,927	—	—
Other guarantees and commitments(h)	6,177	6,492	(6)	(6)
Loan sale and securitization-related indemnifications:
Repurchase liability(i)	NA	NA	3,631	3,285
Loans sold with recourse	10,624	10,982	141	153

(a)
At June 30, 2011, and December 31, 2010, represented the contractual amount net of risk participations totaling $608 million and $542 million, respectively, for Other unfunded commitments to extend credit; $22.3 billion and $22.4 billion, respectively, for Standby letters of credit and other financial guarantees; and $1.4 billion and $1.1 billion, respectively, for Other letters of credit. In regulatory filings with the Federal Reserve Board these commitments are shown gross of risk participations.

(b)
At June 30, 2011, and December 31, 2010, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other not-for-profit entities of $46.4 billion and $43.4 billion, respectively. These commitments also include liquidity facilities to nonconsolidated municipal bond VIEs; for further information, see Note 15 on pages 151–159 of this Form 10-Q.

(c)	At June 30, 2011, and December 31, 2010, included unissued Standby letters of credit commitments of $41.9 billion and $41.6 billion, respectively.

(d)
At June 30, 2011, and December 31, 2010, JPMorgan Chase held collateral relating to $39.3 billion and $37.8 billion, respectively, of Standby letters of credit; and $1.7 billion and $2.1 billion, respectively, of Other letters of credit.

(e)
At June 30, 2011, and December 31, 2010, collateral held by the Firm in support of securities lending indemnification agreements was $207.9 billion and $185.0 billion, respectively. Securities lending collateral comprises primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(f)
Represents notional amounts of derivatives qualifying as guarantees. The carrying value at June 30, 2011, and December 31, 2010, reflected derivative payables of $420 million and $390 million, respectively, less derivative receivables of $99 million and $96 million, respectively.

(g)
At June 30, 2011, and December 31, 2010, the amount of commitments related to forward starting reverse repurchase agreements and securities borrowing agreements were $14.0 billion and $14.4 billion, respectively. Commitments related to unsettled reverse repurchase agreements and securities borrowing agreements with regular way settlement periods were $45.6 billion and $25.5 billion, at June 30, 2011, and December 31, 2010, respectively.

(h)
At June 30, 2011, and December 31, 2010, included unfunded commitments of $876 million and $1.0 billion, respectively, to third-party private equity funds; and $1.5 billion and $1.4 billion, respectively, to other equity investments. These commitments included $815 million and $1.0 billion, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3 on pages 102–114 of this Form 10-Q. In addition, at June 30, 2011, and December 31, 2010, included letters of credit hedged by derivative transactions and managed on a market risk basis of $3.8 billion and $3.8 billion, respectively.

(i)
Represents the estimated repurchase liability related to indemnifications for breaches of representations and warranties in loan sale and securitization agreements. For additional information, see Loan sale and securitization-related indemnifications on pages 170–171 of this Note.

(j)
For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability, for derivative-related products, the carrying value represents the fair value. For all other products the carrying value represents the valuation reserve.

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit generally comprise commitments for working capital and general corporate purposes, as well as extensions of credit to support commercial paper facilities and bond financings in the event that those obligations cannot be remarketed to new investors.
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged and acquisition finance activities, which were $7.1 billion and $5.9 billion at June 30, 2011, and December 31, 2010, respectively. For further information, see Note 3 and Note 4 on pages 102–114 and 114–116 respectively, of this Form 10-Q.
Guarantees
The Firm considers the following off–balance sheet lending-related arrangements to be guarantees under U.S. GAAP: standby letters of credit and financial guarantees, securities lending indemnifications, certain indemnification agreements included within third-party contractual arrangements and certain derivative contracts. For a further discussion of the off–balance sheet lending-related arrangements the Firm considers to be guarantees, and the related accounting policies, see Note 30 on pages 275–280 of JPMorgan Chase’s 2010 Annual Report. The recorded amounts of the related to guarantees and indemnifications at June 30, 2011, and December 31, 2010, excluding the allowance for credit losses on lending-related commitments are discussed on pages 170–171 of this Note.
Standby letters of credit
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $688 million and $707 million at June 30, 2011, and December 31, 2010, respectively, which were classified in accounts payable and other liabilities on the Consolidated Balance Sheets; these carrying values included $316 million and $347 million, respectively, for the allowance for lending-related commitments, and $372 million and $360 million, respectively, for the guarantee liability and corresponding asset.
The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of June 30, 2011, and December 31, 2010.
Standby letters of credit and other financial guarantees and other letters of credit

	June 30, 2011			December 31, 2010
(in millions)	Standby letters of credit and other financial guarantees		Other letters of credit	Standby letters of credit and other financial guarantees		Other letters of credit
Investment-grade(a)	$74,222		$4,399	$70,236		$5,289
Noninvestment-grade (a)	22,828		1,369	24,601		1,374
Total contractual amount(b)	$97,050	(c)	$5,768	$94,837	(c)	$6,663
Allowance for lending-related commitments	$314		$2	$345		$2
Commitments with collateral	39,335		1,748	37,815		2,127

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

(b)
At June 30, 2011, and December 31, 2010, represented contractual amount net of risk participations totaling $22.3 billion and $22.4 billion, respectively, for Standby letters of credit and other financial guarantees; and $1.4 billion and $1.1 billion, respectively, for Other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(c)	At June 30, 2011, and December 31, 2010, included unissued Standby letters of credit commitments of $41.9 billion and $41.6 billion, respectively.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that meet the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 30 on pages 275-280 of JPMorgan Chase’s 2010 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $84.1 billion and $87.8 billion at June 30, 2011, and December 31, 2010, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $26.2 billion and $25.9 billion and the maximum exposure to loss was $2.8 billion and $2.7 billion, at June 30, 2011, and December 31, 2010, respectively. The fair values of the contracts reflects the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $420 million and $390 million and derivative receivables of $99 million and $96 million at June 30, 2011, and December 31, 2010, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.

In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5 on pages 117–124 of this Form 10-Q, and Note 6 on pages 191–199 of JPMorgan Chase’s 2010 Annual Report.
Loan sale- and securitization-related indemnifications
Indemnifications for breaches of representations and warranties
In connection with the Firm’s loan sale and securitization activities with the GSEs and other loan sale and private-label securitization transactions, as described in Notes 13 and 15 on pages 134–148 and 151–159, respectively, of this Form 10-Q, and Notes 14 and 16 on pages 220–238 and 244–259, respectively of JPMorgan Chase’s 2010 Annual Report, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm may be, and has been, required to repurchase loans and/or indemnify the GSEs and other investors for losses due to material breaches of these representations and warranties; however, predominantly all of the repurchase demands received by the Firm and the Firm’s losses realized to date are related to loans sold to the GSEs.
The Firm has recognized a repurchase liability of $3.6 billion and $3.3 billion, as of June 30, 2011, and December 31, 2010, respectively, which is reported in accounts payable and other liabilities net of probable recoveries from third parties.
Substantially all of the estimates and assumptions underlying the Firm’s established methodology for computing its recorded repurchase liability – including factors such as the amount of probable future demands from purchasers, the ability of the Firm to cure identified defects, the severity of loss upon repurchase or foreclosure, and recoveries from third parties - require application of a significant level of management judgment. Estimating the repurchase liability is further complicated by limited and rapidly changing historical data and uncertainty surrounding numerous external factors, including: (i) macro-economic factors and (ii) the level of future demands, which is dependent, in part, on actions taken by third parties such as the GSEs and mortgage insurers.
While the Firm uses the best information available to it in estimating its repurchase liability, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of June 30, 2011, are reasonably possible. The Firm believes the estimate of the range of reasonably possible losses, in excess of its established repurchase liability, is from $0 to approximately $2.2 billion at June 30, 2011. This estimated range of reasonably possible loss considers the Firm's GSE-related exposure based on an assumed peak to trough decline in home prices of 45%, which is an additional 11 percentage point decline in home prices beyond the Firm’s current assumptions, which were derived from a nationally recognized home price index. Although the Firm does not consider such further decline in home prices to be likely to occur, such a decline could increase the level of loan delinquencies, thereby potentially increasing the repurchase demand rate from the GSEs and increasing loss severity on repurchased loans, each of which could affect the Firm’s repurchase liability. Claims related to private-label securitizations have, thus far, generally manifested themselves through securities-related litigation, which the Firm has considered with other litigation matters as discussed in Note 23 on pages 172–179 of this Form 10-Q. Actual repurchase losses could vary significantly from the Firm’s recorded repurchase liability or this estimate of reasonably possible additional losses, depending on the outcome of various factors, including those considered above.
The following table summarizes the change in the repurchase liability for each of the periods presented.
Summary of changes in mortgage repurchase liability

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Repurchase liability at beginning of period	$3,474	$1,982	$3,285	$1,705
Realized losses(a)	(241)	(317)	(472)	(563)
Provision for repurchase losses	398	667	818	1,190
Repurchase liability at end of period	$3,631	$2,332	$3,631	$2,332

(a)
Includes principal losses and accrued interest on repurchased loans, “make-whole” settlements, settlements with claimants, and certain related expenses. Make-whole settlements were $126 million and $150 million for the three months ended June 30, 2011 and 2010, respectively, and $241 million and $255 million for the six months ended June 30, 2011 and 2010, respectively.

Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At June 30, 2011, and December 31, 2010, the unpaid principal balance of loans sold with recourse totaled $10.6 billion and $11.0 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations was $141 million and $153 million at June 30, 2011, and December 31, 2010, respectively.
NOTE 22 – PLEDGED ASSETS AND COLLATERAL
For a discussion of the Firm’s pledged assets and collateral, see Note 31 on pages 280–281 of JPMorgan Chase’s 2010 Annual Report.
Pledged assets
At June 30, 2011, assets were pledged to collateralize repurchase agreements, other securities financing agreements, derivative transactions and for other purposes, including to secure borrowings and public deposits. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated Balance Sheets. In addition, at June 30, 2011, and December 31, 2010, the Firm had pledged $281.4 billion and $288.7 billion, respectively, of financial instruments it owns that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 on pages 151–159 of this Form 10-Q, and Note 16 on pages 244–259 of JPMorgan Chase’s 2010 Annual Report, for additional information on assets and liabilities of consolidated VIEs. For further information regarding pledged assets, see Note 31 on page 281 of JPMorgan Chase’s 2010 Annual Report.
Collateral
At June 30, 2011, and December 31, 2010, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $705.2 billion and $655.0 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $509.3 billion and $521.3 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements. For further information regarding collateral, see Note 31 on page 281 of JPMorgan Chase’s 2010 Annual Report.

NOTE 23 – LITIGATION
Contingencies
As of June 30, 2011, the Firm and its subsidiaries are defendants or putative defendants in more than 10,000 legal proceedings, in the form of regulatory/government investigations as well as private, civil litigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $5.1 billion at June 30, 2011. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm is involved, taking into account the Firm’s best estimate of such losses for those cases for which such estimate can be made. For certain cases, the Firm does not believe that an estimate can currently be made. The Firm’s estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants (including the Firm) in many of such proceedings whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Firm’s estimate will change from time to time, and actual losses may be more than the current estimate.
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
The Firm, on behalf of itself and affiliates, agreed to a settlement in principle with the New York Attorney General’s Office which provided, among other things, that the Firm would offer to purchase at par certain auction-rate securities purchased from J.P. Morgan Securities LLC (“JPMorgan Securities”; formerly J.P. Morgan Securities Inc.), Chase Investment Services Corp. and Bear, Stearns & Co. Inc. by individual investors, charities and small- to medium-sized businesses. The Firm also agreed to a substantively similar settlement in principle with the Office of Financial Regulation for the State of Florida and the North American Securities Administrators Association (“NASAA”) Task Force, which agreed to recommend approval of the settlement to all remaining states, Puerto Rico and the U.S. Virgin Islands. The Firm has finalized the settlement agreements with the New York Attorney General’s Office and the Office of Financial Regulation for the State of Florida. The settlement agreements provide for the payment of penalties totaling $25 million to all states. The Firm is currently in the process of finalizing consent agreements with NASAA’s member states; more than 45 of these consent agreements have been finalized to date.
The Firm also faces a number of civil actions relating to the Firm’s sales of auction-rate securities, including a putative securities class action in the United States District Court for the Southern District of New York that seeks unspecified damages, and individual arbitrations and lawsuits in various forums brought by institutional and individual investors that, together, seek damages totaling more than $200 million relating to the Firm’s sales of auction-rate securities. One action is brought by an issuer of auction-rate securities. The actions generally allege that the Firm and other firms manipulated the market for auction-rate securities by placing bids at auctions that affected these securities’ clearing rates or otherwise supported the auctions without properly disclosing these activities. Some actions also allege that the Firm misrepresented that auction-rate securities were short-term instruments. The Firm has filed motions to dismiss each of the actions pending in federal court, which are being coordinated before the federal District Court in New York. These motions are currently pending.
Additionally, the Firm was named in two putative antitrust class actions also pending in the federal District Court in New York. The actions allege that the Firm, along with numerous other financial institution defendants, colluded to maintain and stabilize the auction-rate securities market and then to withdraw their support for the auction-rate securities market. In January 2010, the District Court dismissed both actions. An appeal is pending in the United States Court of Appeals for the Second Circuit.
Bear Stearns Hedge Fund Matters. Bear Stearns, certain current or former subsidiaries of Bear Stearns, including Bear Stearns Asset Management, Inc. (“BSAM”) and Bear, Stearns & Co. Inc., and certain individuals formerly employed by Bear Stearns are named defendants (collectively the “Bear Stearns defendants”) in multiple civil actions and arbitrations relating to alleged losses resulting from the failure of the Bear Stearns High Grade Structured Credit Strategies Master Fund, Ltd. (the “High Grade Fund”) and the Bear Stearns High Grade Structured Credit Strategies Enhanced Leverage Master Fund, Ltd. (the “Enhanced Leverage Fund”) (collectively, the “Funds”). BSAM served as investment manager for both of the Funds, which were organized such that there were U.S. and Cayman Islands “feeder funds” that invested substantially all their assets, directly or indirectly, in the Funds. The Funds are in liquidation.

There are currently four civil actions pending in the United States District Court for the Southern District of New York relating to the Funds. Two of these actions involve derivative lawsuits brought on behalf of purchasers of partnership interests in the two U.S. feeder funds, alleging that the Bear Stearns defendants mismanaged the Funds and made material misrepresentations to and/or withheld information from investors in the feeder funds. These actions seek, among other things, unspecified compensatory damages based on alleged investor losses. The third action, brought by the Joint Voluntary Liquidators of the Cayman Islands feeder funds, makes allegations similar to those asserted in the derivative lawsuits related to the U.S. feeder funds, and seeks compensatory and punitive damages. Motions to dismiss in these three cases have been granted in part and denied in part. An agreement in principle has been reached, pursuant to which BSAM would pay a maximum of approximately $19 million to settle the one derivative action relating to the feeder fund to the High Grade Fund. BSAM has reserved the right not to proceed with this settlement if plaintiff is unable to secure the participation of investors whose net contributions meet a prescribed percentage of the aggregate net contributions to the High Grade Fund. The agreement in principle remains subject to documentation and approval by the Court. In the other two actions, the parties are engaging in Court-ordered settlement discussions. Discovery has been limited for the duration of that process. Total alleged losses in these three actions exceed $1 billion.
The fourth action was brought by Bank of America and Banc of America Securities LLC (together “BofA”) alleging breach of contract and fraud in connection with a May 2007 $4 billion securitization, known as a “CDO-squared,” for which BSAM served as collateral manager. This securitization was composed of certain collateralized debt obligation holdings that were purchased by BofA from the Funds. Bank of America seeks in excess of $3 billion in damages. Defendants’ motion to dismiss in this action was largely denied, an amended complaint was filed and discovery is ongoing.
Bear Stearns Shareholder Litigation and Related Matters. Various shareholders of Bear Stearns have commenced purported class actions against Bear Stearns and certain of its former officers and/or directors on behalf of all persons who purchased or otherwise acquired common stock of Bear Stearns between December 14, 2006, and March 14, 2008 (the “Class Period”). During the Class Period, Bear Stearns had between 115 million and 120 million common shares outstanding, and the price per share of those securities declined from a high of $172.61 to a low of $30 at the end of the period. The actions, originally commenced in several federal courts, allege that the defendants issued materially false and misleading statements regarding Bear Stearns’ business and financial results and that, as a result of those false statements, Bear Stearns’ common stock traded at artificially inflated prices during the Class Period. Separately, several individual shareholders of Bear Stearns have commenced or threatened to commence arbitration proceedings and lawsuits asserting claims similar to those in the putative class actions. Certain of these matters have been dismissed or settled. In addition, Bear Stearns and certain of its former officers and/or directors have also been named as defendants in a number of purported class actions commenced in the United States District Court for the Southern District of New York seeking to represent the interests of participants in the Bear Stearns Employee Stock Ownership Plan (“ESOP”) during the time period of December 2006 to March 2008. These actions, brought under the Employee Retirement Income Security Act (“ERISA”), allege that defendants breached their fiduciary duties to plaintiffs and to the other participants and beneficiaries of the ESOP by (a) failing to manage prudently the ESOP’s investment in Bear Stearns securities; (b) failing to communicate fully and accurately about the risks of the ESOP’s investment in Bear Stearns stock; (c) failing to avoid or address alleged conflicts of interest; and (d) failing to monitor those who managed and administered the ESOP.
Bear Stearns, former members of Bear Stearns’ Board of Directors and certain of Bear Stearns’ former executive officers have also been named as defendants in a shareholder derivative and class action suit which is pending in the United States District Court for the Southern District of New York. Plaintiffs assert claims for breach of fiduciary duty, violations of federal securities laws, waste of corporate assets and gross mismanagement, unjust enrichment, abuse of control and indemnification and contribution in connection with the losses sustained by Bear Stearns as a result of its purchases of subprime loans and certain repurchases of its own common stock. Certain individual defendants are also alleged to have sold their holdings of Bear Stearns common stock while in possession of material nonpublic information. Plaintiffs seek compensatory damages in an unspecified amount.
All of the above-described actions filed in federal courts were ordered transferred and joined for pre-trial purposes before the United States District Court for the Southern District of New York. Defendants moved to dismiss the purported securities class action, the shareholders’ derivative action and the ERISA action. In January 2011, the District Court granted the motions to dismiss the derivative and ERISA actions, and denied the motion as to the securities action. Plaintiffs in the derivative action have filed a motion for reconsideration of the dismissal as well as an appeal. Plaintiffs in the ESOP action have filed a motion to alter the judgment and for leave to amend their amended consolidated complaint. Discovery is ongoing in the securities action.
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
Enron Litigation. JPMorgan Chase and certain of its officers and directors are involved in several lawsuits seeking damages arising out of the Firm’s banking relationships with Enron Corp. and its subsidiaries (“Enron”). A number of actions and other proceedings against the Firm previously were resolved, including a class action lawsuit captioned Newby v. Enron Corp. and adversary proceedings brought by Enron’s bankruptcy estate. The remaining Enron-related actions include individual actions by Enron investors, an action by an Enron counterparty, and a purported class action filed on behalf of JPMorgan Chase employees who participated in the Firm’s 401(k) plan asserting claims under the ERISA for alleged breaches of fiduciary duties by JPMorgan Chase, its directors and named officers. That action has been dismissed, and is on appeal to the United States Court of Appeals for the Second Circuit.
Interchange Litigation. A group of merchants has filed a series of putative class action complaints in several federal courts. The complaints allege that Visa and MasterCard, as well as certain other banks and their respective bank holding companies, conspired to set the price of credit and debit card interchange fees, enacted respective association rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. The complaint seeks unspecified damages and injunctive relief based on the theory that interchange would be lower or eliminated but for the challenged conduct. Based on publicly available estimates, Visa and MasterCard branded payment cards generated approximately $40 billion of interchange fees industry-wide in 2009. All cases have been consolidated in the United States District Court for the Eastern District of New York for pretrial proceedings. The Court has dismissed all claims relating to periods prior to January 2004. The Court has not yet ruled on motions relating to the remainder of the case or plaintiffs’ class certification motion. Fact and expert discovery have closed.
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
Investment Management Litigation. Four cases have been filed claiming that investment portfolios managed by JPMorgan Investment Management Inc. (“JPMorgan Investment Management”) were inappropriately invested in securities backed by subprime residential real estate collateral. Plaintiffs claim that JPMorgan Investment Management and related defendants are liable for losses of more than $1 billion in market value of these securities. The first case was filed by NM Homes One, Inc. in federal District Court in New York. Following rulings on motions addressed to the pleadings, plaintiff’s claims for breach of contract, breach of fiduciary duty, negligence and gross negligence survive, and discovery is proceeding. In the second case, which was filed by Assured Guaranty (U.K.) in New York state court, the New York State Appellate Division allowed plaintiff to proceed with its claims for breach of fiduciary duty and gross negligence, and for breach of contract based on alleged violations of the Delaware Insurance Code. JPMorgan Investment Management’s appeal is pending in the New York State Court of Appeals. Discovery is also proceeding. In the third case, filed by Ambac Assurance UK Limited in New York state court, the lower court granted JPMorgan Investment Management’s motion to dismiss. The New York State Appellate Division reversed the lower court’s decision and is allowing plaintiff to proceed with its claims. The fourth case was filed by CMMF LLP in New York state court. The amended complaint asserts claims under New York law for breach of fiduciary duty, gross negligence, breach of contract and negligent misrepresentation. The lower court denied in part defendants’ motion to dismiss and discovery is proceeding.
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserts both federal bankruptcy law and state common law claims, and seeks, among other relief, to recover $8.6 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also seeks unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s demise. The Firm has moved to dismiss plaintiffs’ amended complaint in its entirety. That motion has not yet been decided. The Firm also filed counterclaims against LBHI alleging that LBHI fraudulently induced the Firm to make large clearing advances to Lehman against inappropriate collateral, which left the Firm with more than $25 billion in claims against the estate of Lehman’s broker-dealer, which could be unpaid if the Firm is required to return any collateral to Lehman. Discovery is underway with a trial scheduled for 2012. In addition, in April 2011 the Firm and the SIPA Trustee for LBHI’s U.S. broker-dealer subsidiary, Lehman Brothers Inc. (“LBI”) announced that they had reached an agreement to return more than $800 million in alleged LBI customer assets to the LBI Estate for distribution to its customer claimants. In late June 2011, the Bankruptcy Court approved the agreement. The Firm has also responded to various regulatory inquiries regarding the Lehman matter.

Madoff Litigation. JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., JPMorgan Securities LLC, and JPMorgan Securities Ltd. have been named as defendants in a lawsuit brought by the trustee for the liquidation of Bernard L. Madoff Investment Securities LLC (the “Trustee”). The Trustee recently served an amended complaint in which he has asserted 28 causes of action against JPMorgan Chase, 20 of which seek to avoid certain transfers (direct or indirect) made to JPMorgan Chase that are alleged to have been preferential or fraudulent under the federal Bankruptcy Code and the New York Debtor and Creditor Law. The remaining causes of action are for, among other things, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. The complaint generally alleges that JPMorgan Chase, as Madoff’s long-time bank, facilitated the maintenance of Madoff’s Ponzi scheme and overlooked signs of wrongdoing in order to obtain profits and fees. The complaint purports to seek approximately $19 billion in damages from JPMorgan Chase, and to recover approximately $425 million in transfers that JPMorgan Chase allegedly received directly or indirectly from Bernard Madoff’s brokerage firm. JPMorgan Chase’s motion to return the case from the Bankruptcy Court to the District Court was granted in May 2011 and JPMorgan Chase has moved to dismiss most of the Trustee’s claims.
Separately, J.P. Morgan Trust Company (Cayman) Limited, JPMorgan (Suisse) SA, J.P. Morgan Securities Ltd., and Bear Stearns Alternative Assets International Ltd. have been named as defendants in several suits in Bankruptcy Court and state and federal courts in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited (together, “Fairfield”), so-called Madoff feeder funds. These actions advanced theories of mistake and restitution and sought to recover payments previously made to defendants by the funds totaling approximately $140 million. Fairfield and the Madoff Trustee reached an agreement pursuant to which the complaints against Cayman, Suisse, and JP Morgan Securities Ltd. will be dismissed and that agreement has been approved by the court.
In addition, a purported class action is pending against JPMorgan Chase in the United States District Court for the Southern District of New York, as is a motion by separate potential class plaintiffs to add claims against JPMorgan Chase, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities Ltd. to an already-pending purported class action in the same court. The allegations in these complaints largely track those raised by the Trustee. The JPMorgan Chase entities have moved to dismiss these actions.
Finally, JPMorgan Chase is a defendant in five actions pending in the New York state court and one individual action in federal court in New York. The allegations in all of these actions are essentially identical, and involve claims against the Firm for aiding and abetting fraud, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. In the federal action, the Firm prevailed on its motion to dismiss before the District Court, and that decision was recently affirmed on appeal. In the state court actions, the Firm’s motion to dismiss has been fully briefed and the parties are awaiting the court’s decision. The Firm is also responding to various governmental inquiries concerning the Madoff matter.
Mortgage-Backed Securities Litigation and Regulatory Investigations. JPMorgan Chase and affiliates, Bear Stearns and affiliates and Washington Mutual affiliates have been named as defendants in a number of cases in their various roles as issuer or underwriter in mortgage-backed securities (“MBS”) offerings. These cases include purported class action suits, actions by individual purchasers of securities, actions by insurance companies that guaranteed payments of principal and interest for particular tranches and an action by a trustee. Although the allegations vary by lawsuit, these cases generally allege that the offering documents for more than $160 billion of securities issued by dozens of securitization trusts contained material misrepresentations and omissions, including statements regarding the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination.
In the actions against the Firm as an MBS issuer (and, in some cases, also as an underwriter of its own MBS offerings), three purported class actions are pending against JPMorgan Chase and Bear Stearns, and/or certain of their affiliates and current and former employees, in the United States District Courts for the Eastern and Southern Districts of New York. Defendants moved to dismiss these actions. One of those motions has been granted in part to dismiss claims relating to all but one of the offerings. The other two motions remain pending. In addition, Washington Mutual affiliates, WaMu Asset Acceptance Corp. and WaMu Capital Corp., along with certain former officers or directors of WaMu Asset Acceptance Corp., have been named as defendants in three now-consolidated purported class action cases pending in the Western District of Washington. Defendants’ motion to dismiss was granted in part to dismiss all claims relating to MBS offerings in which a named plaintiff was not a purchaser. Defendants have since moved for judgment on the pleadings as to all claims relating to all MBS Certificates of which a named plaintiff was not a purchaser. Plaintiffs have sought leave to amend their complaint to add JPMorgan Chase Bank, N.A., as a defendant on the theory that it is a successor to Washington Mutual Bank. The Firm has opposed this request. Plaintiffs have filed a motion for class certification, which defendants have opposed. Discovery is ongoing.
In other actions brought against the Firm as an MBS issuer (and, in some cases, also as an underwriter) certain JPMorgan Chase entities, several Bear Stearns entities, and certain Washington Mutual affiliates are defendants in ten separate individual actions commenced by the Federal Home Loan Banks of Pittsburgh, Seattle, San Francisco, Chicago, Indianapolis, Atlanta and Boston in various state courts around the country; and certain JPMorgan Chase, Bear Stearns and Washington Mutual entities are also among the defendants named in separate individual actions commenced by various institutional investors in federal and state courts.

EMC Mortgage Corporation (“EMC”), a subsidiary of JPMorgan Chase & Co., and certain other JPMorgan Chase entities are defendants in six pending actions commenced by bond insurers that guaranteed payments of principal and interest on approximately $3.6 billion of certain classes of seven different MBS offerings sponsored by EMC. Two of those actions, commenced by Assured Guaranty Corp. and Syncora Guarantee, Inc., respectively, are pending in the United States District Court for the Southern District of New York. Syncora has also filed an action in New York state court alleging tort claims against arising out of the same transaction as its original federal complaint. The fourth action, filed by Ambac Assurance Corporation, was dismissed on jurisdictional grounds by the United States District for the Southern District of New York. The dismissal is on appeal to the United States Court of Appeals for the Second Circuit. Ambac has also filed a nearly identical complaint in New York state court. The sixth action, commenced by CIFG Assurance North America, Inc., is pending in state court in Texas, but Defendants have filed a motion arguing that New York is the superior forum. In most of the actions, the plaintiff claims that the underlying mortgage loans had origination defects that purportedly violate certain representations and warranties given by EMC to plaintiffs, and that EMC has breached the relevant agreements between the parties by failing to repurchase allegedly defective mortgage loans. In addition, the Ambac, CIFG and Syncora complaints allege fraudulent inducement and tortious interference, though tortious interference was dismissed from the Ambac federal action immediately before the jurisdictional dismissal. Each action seeks unspecified damages and, except in the Syncora state complaint, an order compelling EMC to repurchase those loans. The CIFG complaint also seeks punitive damages.
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
A shareholder complaint has been filed in New York state court against the Firm and two affiliates, members of the boards of directors thereof and certain employees asserting claims based on alleged wrongful actions and inactions relating to residential mortgage originations and securitizations. The action seeks an accounting and damages.
In addition to the above-described litigation, the Firm has also received, and responded to, a number of subpoenas and informal requests for information from federal and state authorities concerning mortgage-related matters, including inquiries concerning a number of transactions involving the Firm’s origination and purchase of whole loans, underwriting and issuance of MBS, treatment of early payment defaults and potential breaches of securitization representations and warranties, due diligence in connection with securitizations and the Firm’s participation in offerings of certain collateralized debt obligations.
JPMorgan Securities has resolved the investigation by the SEC’s Division of Enforcement regarding certain collateralized debt obligations.
In addition to the above mortgage-related matters, the Firm is a defendant in an action commenced by Deutsche Bank, described in more detail below with respect to the Washington Mutual Litigations.
Mortgage Foreclosure Investigations and Litigation. Multiple state and federal officials have announced investigations into the procedures followed by mortgage servicing companies and banks, including JPMorgan Chase & Co. and its affiliates, relating to servicing, foreclosure and loss mitigation processes. The Firm is cooperating with these investigations, and these investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental investigations and additional litigation. The Office of the Comptroller of the Currency and the Federal Reserve have issued Consent Orders as to JPMorgan Chase Bank, N.A., and JPMorgan Chase & Co., respectively. In their Orders, the regulators have mandated significant changes to the Firm’s servicing and default business and outlined requirements to implement these changes. Included in these requirements is the retention of an independent consultant to conduct an independent review of (and reimbursement of borrowers who sustained economic harm from) residential foreclosure actions or proceedings for loans serviced by the Firm that have been pending at any time from January 1, 2009, to December 31, 2010, as well as residential foreclosure sales that occurred during this time period. These regulators have reserved the right to impose civil monetary penalties at a later date. Investigations by other state and federal authorities remain pending. Though the Firm has been in discussions with state and federal authorities about a potential global settlement of claims, there can be no assurance that any resolution will be reached.
Four purported class action lawsuits have also been filed against the Firm relating to its mortgage foreclosure procedures. Additionally, the Firm is defending a purported class action brought against Bank of America involving an EMC loan. One of the cases has been voluntarily dismissed with prejudice by the plaintiff. The Firm has moved to dismiss two of the remaining cases. In the fourth case, plaintiffs filed an amended complaint, which the Firm will move to dismiss.
A shareholder derivative action has been filed in New York state court against the Firm’s board of directors alleging that the board failed to exercise adequate oversight as to wrongful conduct by the Firm regarding mortgage servicing. The action seeks a declaratory judgment and damages.
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
Municipal Derivatives Investigations and Litigation. The Department of Justice (“DOJ”) (in conjunction with the Internal Revenue Service), the Securities and Exchange Commission, a group of state attorneys general, the Office of the Comptroller of the Currency and the Federal Reserve Bank of New York investigated the Firm for possible antitrust, securities and tax-related violations in connection with the bidding or sale of guaranteed investment contracts and derivatives to municipal issuers. In July 2011, the Firm reached settlements with all of the government agencies to resolve these investigations. The settlements cover conduct in or prior to 2006. Under the terms of the settlements, the Firm entered into a non-prosecution agreement with the DOJ, and will pay a net amount of $211 million to the other government agencies. The Firm also agreed to implement measures to strengthen board oversight and compliance risk management programs relating to certain types of transactions.
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
Following J.P. Morgan Securities’ November 4, 2009, settlement with the SEC in connection with certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions, various parties have brought civil litigation against the Firm. The County and a putative class of sewer rate payers have filed complaints against the Firm and several other defendants in Alabama state court. The suits allege that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3 billion in warrants issued by the County and chosen as the counterparty for certain swaps executed by the County. The complaints also allege that the Firm concealed these third-party payments and that, but for this concealment, the County would not have entered into the transactions. The Court denied the Firm’s motions to dismiss the complaints in both proceedings. The Firm filed a mandamus petition with the Alabama Supreme Court, seeking immediate appellate review of this decision. The mandamus petition in the County’s lawsuit was denied in April 2011. The mandamus petition in the lawsuit brought by sewer ratepayers remains pending.
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
Overdraft Fee/Debit Posting Order Litigation. JPMorgan Chase Bank, N.A. has been named as a defendant in several purported class actions relating to its practices in posting debit card transactions to customers’ deposit accounts. Plaintiffs allege that the Firm improperly re-ordered debit card transactions from the highest amount to lowest amount before processing these transactions in order to generate unwarranted overdraft fees. Plaintiffs contend that the Firm should have processed such transactions in the chronological order they were authorized. Plaintiffs seek the disgorgement of all overdraft fees paid to the Firm by plaintiffs since approximately 2003 as a result of the re-ordering of debit card transactions. The claims against the Firm have been consolidated with numerous complaints against other national banks in Multi-District Litigation pending in the United States District Court for the Southern District of Florida. The Firm’s motion to compel arbitration of certain plaintiffs’ claims was denied by the District Court. That ruling is currently on appeal. Discovery is proceeding in the District Court.
Petters Bankruptcy and Related Matters. JPMorgan Chase and certain of its affiliates, including One Equity Partners (“OEP”), have been named as defendants in several actions filed in connection with the receivership and bankruptcy proceedings pertaining to Thomas J. Petters and certain entities affiliated with Petters (collectively, “Petters”) and the Polaroid Corporation. The principal actions against JPMorgan Chase and its affiliates have been brought by the court appointed receiver in the civil action filed by the federal government against Petters and the trustees in the bankruptcy proceedings for three Petters entities, and generally seek to avoid, on fraudulent transfer and preference grounds, certain purported transfers in connection with (i) the 2005 acquisition of Polaroid by Petters, which at the time was majority-owned by OEP; (ii) two credit facilities that JPMorgan Chase and other financial institutions entered into with Polaroid; and (iii) a credit line and investment accounts held by Petters. The actions collectively seek recovery of approximately $450 million. Defendants have moved to dismiss the complaints in the actions filed by the Petters bankruptcy trustees and have also sought to transfer those actions to the United States District Court for the District of Minnesota, where the receiver’s action is pending.
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
Service Members Civil Relief Act and Housing and Economic Recovery Act Investigations and Litigation. Multiple government officials have announced inquiries into the Firm’s procedures related to the Service Members Civil Relief Act (“SCRA”) and the Housing and Economic Recovery Act of 2008 (“HERA”). These inquiries have been prompted by the Firm’s public statements about its SCRA and HERA compliance and actions to remedy certain instances in which the Firm mistakenly charged active or recently-active military personnel mortgage interest and fees in excess of that permitted by SCRA and HERA, and in a number of instances, foreclosed on borrowers protected by SCRA and HERA. The Firm has implemented a number of procedural enhancements and controls to strengthen its SCRA and HERA compliance. In addition, an individual borrower filed a nationwide class action in United States District Court for South Carolina against the Firm alleging violations of the SCRA related to home loans. The Firm agreed to pay $27 million plus attorneys’ fees, in addition to reimbursements previously paid by the Firm, to settle the class action. The settlement has received preliminary approval by the court and is subject to final court approval.
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
The Bankruptcy Court considered confirmation of the Plan, including the Global Settlement Agreement, in hearings in early December 2010. In early January 2011, the Bankruptcy Court issued an opinion in which it concluded that the Global Settlement Agreement is fair and reasonable, but that the Plan cannot be confirmed until the parties correct certain deficiencies, which include the scope of releases. None of these deficiencies relates to the Disputed Assets. The Equity Committee, which represents shareholders of WMI, has filed a petition seeking a direct appeal to the United States Court of Appeals for the Third Circuit from so much of the Bankruptcy Court’s ruling that found the settlement to be fair and reasonable. A revised Plan was filed with the Bankruptcy Court in February 2011. The Bankruptcy Court concluded the evidentiary portion of the confirmation hearings for the revised Plan in July 2011. Oral argument is scheduled for August 24, 2011. If the Court ultimately confirms the Plan and the Global Settlement becomes effective, then the Firm currently estimates it will not incur net additional liabilities beyond those already reflected in its balance sheet for the numerous disputes covered by the Global Settlement.
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
Other proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia and include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC, asserting an estimated $6 billion to $10 billion in damages based upon alleged breach of various mortgage securitization agreements and alleged violation of certain representations and warranties given by certain WMI subsidiaries in connection with those securitization agreements. The case includes assertions that JPMorgan Chase may have assumed liabilities relating to the mortgage securitization agreements. In April 2011, the District Court denied as premature motions by the Firm and the FDIC that sought a ruling on whether the FDIC retained liability for Deutsche Bank’s claims. Discovery is underway.
In addition, JPMorgan Chase was sued in an action originally filed in State Court in Texas (the “Texas Action”) by certain holders of WMI common stock and debt of WMI and Washington Mutual Bank who seek unspecified damages alleging that JPMorgan Chase acquired substantially all of the assets of Washington Mutual Bank from the FDIC at an allegedly too-low price. The Texas Action was transferred to the United States District Court for the District of Columbia, which ultimately granted JPMorgan Chase’s and the FDIC’s motions to dismiss the complaint. Plaintiffs appealed this dismissal and on June 24, 2011, the United States Court of Appeals for the D.C. Circuit reversed the trial court’s dismissal and remanded the case for further proceedings.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. The Firm accrues for potential liability arising from such proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downwards, as appropriate, based on management’s best judgment after consultation with counsel. The Firm incurred litigation expense of $1.9 billion and $792 million, respectively, during the three months ended June 30, 2011, and 2010, and $3.0 billion and $3.7 billion, respectively, during the six months ended June 30, 2011 and 2010. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the claimants seek very large or indeterminate damages, or where the matters present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what will be the eventual outcomes of the currently pending matters, the timing of their ultimate resolution or the eventual losses, fines, penalties or impact related to those matters. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the legal proceedings currently pending against it should not have a material adverse effect on the Firm’s consolidated financial condition. The Firm notes, however, that in light of the uncertainties involved in such proceedings, there is no assurance the ultimate resolution of these matters will not significantly exceed the reserves it has currently accrued; as a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.

NOTE 24 – BUSINESS SEGMENTS
The Firm is managed on a line of business basis. There are six major reportable business segments - Investment Bank, Retail Financial Services, Card Services, Commercial Banking, Treasury & Securities Services and Asset Management, as well as a Corporate/Private Equity segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see the footnotes to the table below. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 17–18 of this Form 10-Q, and pages 67–68 and Note 34 on pages 290–293 of JPMorgan Chase’s 2010 Annual Report.
Segment results
The following tables provide a summary of the Firm’s segment results for the three and six months ended June 30, 2011 and 2010, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a tax-equivalent basis. Accordingly, revenue from tax-exempt securities and investments that receive tax credits are presented in the managed results on a basis comparable to taxable securities and investments. This approach allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to these items is recorded within income tax expense/(benefit).
Effective January 1, 2011, capital allocated to CS was reduced, largely reflecting portfolio runoff and the improving risk profile of the business; capital allocated to TSS was increased, reflecting growth in the underlying business. The Firm continues to assess the level of capital required for each line of business, as well as the assumptions and methodologies used to allocate capital to the business segments, and further refinements may be implemented in future periods.
Segment results and reconciliation(a)

Three months ended June 30, 2011 (in millions, except ratios)	Investment Bank	Retail Financial Services	Card Services	Commercial Banking	Treasury & Securities Services	Asset Management	Corporate/ Private Equity	Reconciling Items(c)	Total
Noninterest revenue	$5,233	$3,405	$1,016	$598	$1,183	$2,139	$1,847	$(478)	$14,943
Net interest income	2,081	4,571	2,911	1,029	749	398	218	(121)	11,836
Total net revenue	7,314	7,976	3,927	1,627	1,932	2,537	2,065	(599)	26,779
Provision for credit losses	(183)	1,128	810	54	(2)	12	(9)	—	1,810
Credit allocation income/(expense)(b)	—	—	—	—	32	—	—	(32)	—
Noninterest expense	4,332	5,637	1,622	563	1,453	1,794	1,441	—	16,842
Income/(loss) before income tax expense/(benefit)	3,165	1,211	1,495	1,010	513	731	633	(631)	8,127
Income tax expense/(benefit)	1,108	629	584	403	180	292	131	(631)	2,696
Net income	$2,057	$582	$911	$607	$333	$439	$502	$—	$5,431
Average common equity	$40,000	$28,000	$13,000	$8,000	$7,000	$6,500	$71,577	$—	$174,077
Average assets	841,355	352,836	132,443	143,560	52,688	74,206	595,455	NA	2,192,543
Return on average common equity	21%	8%	28%	30%	19%	27%	NM	NM	12%
Overhead ratio	59	71	41	35	75	71	NM	NM	63

Three months ended June 30, 2010 (in millions, except ratios)	Investment Bank	Retail Financial Services	Card Services	Commercial Banking	Treasury & Securities Services	Asset Management	Corporate/ Private Equity	Reconciling Items(c)	Total
Noninterest revenue	$4,432	$2,992	$861	$546	$1,227	$1,699	$1,103	$(446)	$12,414
Net interest income	1,900	4,817	3,356	940	654	369	747	(96)	12,687
Total net revenue	6,332	7,809	4,217	1,486	1,881	2,068	1,850	(542)	25,101
Provision for credit losses	(325)	1,715	2,221	(235)	(16)	5	(2)	—	3,363
Credit allocation income/(expense)(b)	—	—	—	—	(30)	—	—	30	—
Noninterest expense	4,522	4,281	1,436	542	1,399	1,405	1,046	—	14,631
Income/(loss) before income tax expense/(benefit)	2,135	1,813	560	1,179	468	658	806	(512)	7,107
Income tax expense/(benefit)	754	771	217	486	176	267	153	(512)	2,312
Net income	$1,381	$1,042	$343	$693	$292	$391	$653	$—	$4,795
Average common equity	$40,000	$28,000	$15,000	$8,000	$6,500	$6,500	$55,069	$—	$159,069
Average assets	710,005	381,906	146,816	133,309	42,868	63,426	565,317	NA	2,043,647
Return on average common equity	14%	15%	9%	35%	18%	24%	NM	NM	12%
Overhead ratio	71	55	34	36	74	68	NM	NM	58

Six months ended June 30, 2011 (in millions, except ratios)	Investment Bank	Retail Financial Services	Card Services	Commercial Banking	Treasury & Securities Services	Asset Management	Corporate/ Private Equity	Reconciling Items(c)	Total
Noninterest revenue	$11,409	$5,050	$1,798	$1,100	$2,320	$4,159	$3,325	$(902)	$28,259
Net interest income	4,138	9,201	6,111	2,043	1,452	784	252	(240)	23,741
Total net revenue	15,547	14,251	7,909	3,143	3,772	4,943	3,577	(1,142)	52,000
Provision for credit losses	(612)	2,454	1,036	101	2	17	(19)	—	2,979
Credit allocation income/(expense)(b)	—	—	—	—	59	—	—	(59)	—
Noninterest expense	9,348	10,899	3,177	1,126	2,830	3,454	2,003	—	32,837
Income/(loss) before income tax expense/(benefit)	6,811	898	3,696	1,916	999	1,472	1,593	(1,201)	16,184
Income tax expense/(benefit)	2,384	524	1,442	763	350	567	369	(1,201)	5,198
Net income	$4,427	$374	$2,254	$1,153	$649	$905	$1,224	$—	$10,986
Average common equity	$40,000	$28,000	$13,000	$8,000	$7,000	$6,500	$69,259	$—	$171,759
Average assets	828,662	358,520	135,262	141,989	50,294	71,577	562,437	NA	2,148,741
Return on average common equity	22%	3%	35%	29%	19%	28%	NM	NM	13%
Overhead ratio	60	76	40	36	75	70	NM	NM	63

Six months ended June 30, 2010 (in millions, except ratios)	Investment Bank	Retail Financial Services	Card Services	Commercial Banking	Treasury & Securities Services	Asset Management	Corporate/ Private Equity	Reconciling Items(c)	Total
Noninterest revenue	$10,623	$5,744	$1,619	$1,046	$2,373	$3,473	$2,384	$(887)	$26,375
Net interest income	4,028	9,841	7,045	1,856	1,264	726	1,823	(186)	26,397
Total net revenue	14,651	15,585	8,664	2,902	3,637	4,199	4,207	(1,073)	52,772
Provision for credit losses	(787)	5,448	5,733	(21)	(55)	40	15	—	10,373
Credit allocation income/(expense)(b)	—	—	—	—	(60)	—	—	60	—
Noninterest expense	9,360	8,523	2,838	1,081	2,724	2,847	3,382	—	30,755
Income/(loss) before income tax expense/(benefit)	6,078	1,614	93	1,842	908	1,312	810	(1,013)	11,644
Income tax expense/(benefit)	2,226	703	53	759	337	529	(71)	(1,013)	3,523
Net income	$3,852	$911	$40	$1,083	$571	$783	$881	$—	$8,121
Average common equity	$40,000	$28,000	$15,000	$8,000	$6,500	$6,500	$53,590	$—	$157,590
Average assets	693,157	387,854	151,864	133,162	40,583	62,978	571,579	NA	2,041,177
Return on average common equity	19%	7%	1%	27%	18%	24%	NM	NM	10%
Overhead ratio	64	55	33	37	75	68	NM	NM	58

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

(b)
IB manages traditional credit exposures related to the Global Corporate Bank (“GCB”) on behalf of IB and TSS. Effective January 1, 2011, IB and TSS share the economics related to the Firm’s GCB clients. Included within this allocation are net revenues, provision for credit losses, as well as expenses. Prior-year period reflected a reimbursement to IB for a portion of the total costs of managing the credit portfolio. IB recognizes this credit allocation as a component of all other income.

(c)
Segment managed results reflect revenue on a fully tax-equivalent basis, with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results. Tax-equivalent adjustments for the three and six months ended June 30, 2011 and 2010, were as follows.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Noninterest revenue	$510	$416	$961	$827
Net interest income	121	96	240	186
Income tax expense	631	512	1,201	1,013

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
JPMorgan Chase & Co.:
We have reviewed the consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2011, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and June 30, 2010, and the consolidated statements of cash flows and consolidated statements of changes in stockholders’ equity and comprehensive income for the six-month periods ended June 30, 2011 and June 30, 2010, included in the Firm’s Quarterly Report on Form 10-Q for the period ended June 30, 2011. These interim financial statements are the responsibility of the Firm’s management.
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

August 5, 2011

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three months ended June 30, 2011				Three months ended June 30, 2010
	Average balance	Interest	Rate (annualized)		Average balance	Interest		Rate (annualized)

Assets
Deposits with banks	$75,801	$144	0.76%		$58,737	$92		0.63%
Federal funds sold and securities purchased under resale agreements	202,036	604	1.20		189,573	398		0.84
Securities borrowed	124,806	30	0.10		113,650	32		0.11
Trading assets – debt instruments	285,104	3,007	4.23		245,532	2,601		4.25
Securities	342,248	2,647	3.10	(d)	327,425	2,564		3.14	(d)
Loans	686,111	9,163	5.36		705,189	9,991		5.68
Other assets(a)	48,716	158	1.30		34,429	137		1.60
Total interest-earning assets	1,764,822	15,753	3.58		1,674,535	15,815		3.79
Allowance for loan losses	(29,548)				(37,929)
Cash and due from banks	27,226				33,535
Trading assets – equity instruments	137,611				95,080
Trading assets – derivative receivables	82,860				79,409
Goodwill	48,834				48,348
Other intangible assets:
Mortgage servicing rights	12,618				14,510
Purchased credit card relationships	781				1,102
Other intangibles	2,957				3,163
Other assets	144,382				131,894
Total assets	$2,192,543				$2,043,647
Liabilities
Interest-bearing deposits	$732,766	$1,123	0.61%		$668,953	$883		0.53%
Federal funds purchased and securities loaned or sold under repurchase agreements	281,843	202	0.29		273,614	(49)	(e)	(0.07)	(e)
Commercial paper	41,682	20	0.19		37,557	18		0.19
Trading liabilities – debt, short-term and other liabilities(b)(c)	212,878	668	1.26		189,826	527		1.11
Beneficial interests issued by consolidated VIEs	69,399	202	1.17		90,085	306		1.36
Long-term debt(c)	273,934	1,581	2.31		270,085	1,347		2.00
Total interest-bearing liabilities	1,612,502	3,796	0.94		1,530,120	3,032		0.79
Noninterest-bearing deposits	247,137				209,615
Trading liabilities – equity instruments	3,289				5,216
Trading liabilities – derivative payables	66,009				62,547
All other liabilities, including the allowance for lending-related commitments	81,729				68,928
Total liabilities	2,010,666				1,876,426
Stockholders’ equity
Preferred stock	7,800				8,152
Common stockholders’ equity	174,077				159,069
Total stockholders’ equity	181,877				167,221
Total liabilities and stockholders’ equity	$2,192,543				$2,043,647
Interest rate spread			2.64					3.00
Net interest income and net yield on interest-earning assets		$11,957	2.72%			$12,783		3.06%

(a)	Includes margin loans.

(b)	Includes brokerage customer payables.

(c)
Effective January 1, 2011, long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation; average long-term FHLBs advances for the three months ended June 30, 2010 , were $14.0 billion.

(d)	For the three months ended June 30, 2011 and 2010, the annualized rates for AFS securities, based on amortized cost, were 3.15% and 3.19%, respectively.

(e)	Reflects a benefit from the favorable market environments for dollar-roll financings in the second quarter of 2010.

JPMORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEETS, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Six months ended June 30, 2011				Six months ended June 30, 2010
	Average balance	Interest	Rate (annualized)		Average balance	Interest		Rate (annualized)

Assets
Deposits with banks	$56,584	$245	0.87%		$61,468	$187		0.61%
Federal funds sold and securities purchased under resale agreements	202,256	1,147	1.14		179,858	805		0.90
Securities borrowed	119,726	77	0.13		114,140	61		0.11
Trading assets – debt instruments	280,334	5,932	4.27		246,804	5,392		4.41
Securities	330,657	4,918	3.00	(d)	332,405	5,508		3.34	(d)
Loans	687,117	18,694	5.49		715,108	20,567		5.80
Other assets(a)	49,299	306	1.25		31,175	230		1.49
Total interest-earning assets	1,725,973	31,319	3.66		1,680,958	32,750		3.93
Allowance for loan losses	(30,669)				(38,430)
Cash and due from banks	28,274				31,789
Trading assets – equity instruments	139,769				89,408
Trading assets – derivative receivables	84,141				79,048
Goodwill	48,840				48,445
Other intangible assets:
Mortgage servicing rights	13,317				14,831
Purchased credit card relationships	819				1,149
Other intangibles	3,014				3,136
Other assets	135,263				130,843
Total assets	$2,148,741				$2,041,177
Liabilities
Interest-bearing deposits	$716,932	$2,045	0.58%		$673,169	$1,727		0.52%
Federal funds purchased and securities loaned or sold under repurchase agreements	280,056	319	0.23		272,779	(80)	(e)	(0.06)	(e)
Commercial paper	39,273	39	0.20		37,509	35		0.19
Trading liabilities – debt, short-term and other liabilities(b)(c)	203,398	1,350	1.34		179,586	1,103		1.24
Beneficial interests issued by consolidated VIEs	71,156	416	1.18		94,072	636		1.36
Long-term debt(c)	271,559	3,169	2.35		275,883	2,746		2.01
Total interest-bearing liabilities	1,582,374	7,338	0.94		1,532,998	6,167		0.81
Noninterest-bearing deposits	238,347				204,871
Trading liabilities – equity instruments	5,568				5,470
Trading liabilities – derivative payables	68,634				60,809
All other liabilities, including the allowance for lending-related commitments	74,259				71,287
Total liabilities	1,969,182				1,875,435
Stockholders’ equity
Preferred stock	7,800				8,152
Common stockholders’ equity	171,759				157,590
Total stockholders’ equity	179,559				165,742
Total liabilities and stockholders’ equity	$2,148,741				$2,041,177
Interest rate spread			2.72					3.12
Net interest income and net yield on interest-earning assets		$23,981	2.80%			$26,583		3.19%

(a)	Includes margin loans.

(b)	Includes brokerage customer payables.

(c)
Effective January 1, 2011, long-term advances from FHLBs were reclassified from other borrowed funds to long-term debt. The prior-year period has been revised to conform with the current presentation; average long-term FHLBs advances for the six months ended June 30, 2010, were $16.6 billion.

(d)	For the six months ended June 30, 2011 and 2010, the annualized rates for AFS securities, based on amortized cost, were 3.04% and 3.39%, respectively.

(e)	Reflects a benefit from the favorable market environments for dollar-roll financings during the six months ended June 30, 2010.

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
Assets under management: Represent assets actively managed by AM on behalf of Private Banking, Institutional and Retail clients. Includes “Committed capital not Called,” on which AM earns fees. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 40% ownership interest as of June 30, 2011.
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
CUSIP number: A CUSIP (i.e. Committee on Uniform Securities Identification Procedures) number identifies most securities, including: stocks of all registered U.S. and Canadian companies, and U.S. government and municipal bonds. The CUSIP system – owned by the American Bankers Association and operated by Standard & Poor’s – facilitates the clearing and settlement process of securities. The number consists of nine characters (including letters and numbers) that uniquely identify a company or issuer and the type of security. A similar system is used to identify foreign securities (CUSIP International Numbering System).
Deposit margin: Represents net interest income expressed as a percentage of average deposits.
FASB: Financial Accounting Standards Board.
FDIC: Federal Deposit Insurance Corporation.
FICO score: A measure of consumer credit risk provided by credit bureaus, typically produced from statistical models by Fair Isaac Corporation utilizing data collected by the credit bureaus.
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
Prime
Prime mortgage loans generally have low default risk and are made to borrowers with good credit records and a monthly income at least three to four times greater than their monthly housing expense (mortgage payments plus taxes and other debt payments). These borrowers provide full documentation and generally have reliable payment histories.
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
Principal transactions: Realized and unrealized gains and losses from trading activities (including physical commodities inventories that are generally accounted for at the lower of cost or fair value) and changes in fair value associated with financial instruments held predominantly by IB for which the fair value option was elected. Principal transactions revenue also includes private equity gains and losses.
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
Risk-weighted assets (“RWA”): Risk-weighted assets consist of on-and off-balance sheet assets that are assigned to one of several broad risk categories and weighted by factors representing their risk and potential for default. On-balance sheet assets are risk-weighted based on the perceived credit risk associated with the obligor or counterparty, the nature of any collateral, and the guarantor, if any. Off-balance sheet assets such as lending-related commitments, guarantees, derivatives and other applicable off-balance sheet positions are risk-weighted by multiplying the contractual amount by the appropriate credit conversion factor to determine the on-balance sheet credit equivalent amount, which is then risk-weighted based on the same factors used for on-

balance sheet assets. RWA also incorporate a measure for the market risk related to applicable trading assets-debt and equity instruments, and foreign exchange and commodity derivatives. The resulting risk-weighted values for each of the risk categories are then aggregated to determine total RWA.
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
Mortgage banking revenue comprises the following:
Net production revenue includes net gains or losses on originations and sales of prime and subprime mortgage loans, other production-related fees, and losses related to the repurchase of previously-sold loans.
Net mortgage servicing revenue includes the following components.

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
Correspondent negotiated transactions (“CNTs”) – These transactions occur when mid-to large-sized mortgage lenders, banks and bank-owned mortgage companies sell servicing to the Firm, on an as-originated basis, and exclude purchased bulk servicing transactions. These transactions supplement traditional production channels and provide growth opportunities in the servicing portfolio in stable and periods of rising interest rates.
Card Services
Description of selected business metrics within CS:
Sales volume – Dollar amount of cardmember purchases, net of returns.
Open accounts – Cardmember accounts with charging privileges.
Merchant acquiring business – A business that processes bank card transactions for merchants.
Bank card volume – Dollar amount of transactions processed for merchants.
Total transactions – Number of transactions and authorizations processed for merchants.
Commercial Card provides a wide range of payment services to corporate and public sector clients worldwide through the commercial card products. Services include procurement, corporate travel and entertainment, expense management services and Business-to-Business payment solutions.
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
CB revenue:
Lending includes a variety of financing alternatives, which are primarily provided on a basis secured by receivables, inventory, equipment, real estate or other assets. Products include term loans, revolving lines of credit, bridge financing, asset-based structures , leases, commercial card products and standby letters of credit.
Treasury services includes a broad range of products and services enabling clients to transfer, invest and manage the receipt and disbursement of funds, while providing the related information reporting. These products and services include U.S. dollar and multi-currency clearing, ACH, lockbox, disbursement and reconciliation services, check deposits, other check and currency-related services, trade finance and logistics solutions, deposit products, sweeps and money market mutual funds.

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
Description of a business metric within TSS:
Liability balances include deposits, as well as deposits that are swept to on-balance sheet liabilities (e.g., commercial paper, federal funds purchased, time deposits, and securities loaned or sold under repurchase agreements) as part of customer cash management programs.
Asset Management
Assets under management – Represent assets actively managed by AM on behalf of Private Banking, Institutional, and Retail clients. Includes “committed capital not called”, on which AM earns fees. Excludes assets managed by American Century Companies, Inc., in which the Firm has a 40% ownership interest as of June 30, 2011.
Assets under supervision – Represents assets under management as well as custody, brokerage, administration and deposit accounts.
Multi-asset – Any fund or account that allocates assets under management to more than one asset class (e.g., long-term fixed income, equity, cash, real assets, private equity or hedge funds).
Alternative assets – The following types of assets constitute alternative investments – hedge funds, currency, real estate and private equity.
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
Item 3 Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the Management’s discussion and analysis on pages 88–92 of this Form 10-Q.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies – or even material weaknesses – in internal controls in the future. For further information, see Management’s report on internal control over financial reporting on page 158 of JPMorgan Chase’s 2010 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II Other Information
Item 1 Legal Proceedings
For information that updates the disclosures set forth under Part 1, Item 3: Legal Proceedings, in the Firm’s 2010 Annual Report on Form 10-K, see the discussion of the Firm’s material litigation in Note 23 on pages 172–179 of this Form 10-Q.
Item 1A Risk Factors
The following discussion supplements the discussion of risk factors affecting the Firm as set forth in Part I, Item 1A: Risk Factors, on pages 5–12 of JPMorgan Chase’s 2010 Annual Report on Form 10-K. The discussion of Risk Factors, as so supplemented, sets forth the material risk factors that could affect JPMorgan Chase’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.
JPMorgan Chase operates within a highly regulated industry, and the Firm’s business and results are significantly affected by the laws and regulations to which it is subject, including recently adopted legislation and regulations.
JPMorgan Chase is subject to regulation under state and federal laws in the United States, as well as the applicable laws of each of the jurisdictions outside the United States in which the Firm does business. These laws and regulations affect the way the Firm does business, may restrict the scope of its existing businesses, limit its ability to expand its product offerings or pursue acquisitions, or make offering its products and services more expensive.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in 2010, will significantly increase the regulation of the financial services industry. This legislation, among other things: establishes a Consumer Financial Protection Bureau (“CFPB”), which will have broad authority to regulate the credit, savings, payment and other consumer financial products and services that the Firm offers; establishes a Financial Stability Oversight Council (“FSOC”) to oversee systemic risk, and provides regulators with the power to require such companies deemed “systemically important” to sell or transfer assets and terminate activities if the regulators determine that the size or scope of activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States; increases regulation of the over-the-counter derivatives market by requiring central clearing of standardized over-the-counter derivatives, and imposing heightened supervision of over-the-counter derivatives dealers and major market participants; imposes margin requirements on derivative transactions that could significantly reduce customer appetite for such products and, if applied abroad, could significantly reduce our ability to compete against foreign bank competitors in this and associated businesses; through so-called “push out” provisions, requires the Firm to significantly restructure its derivatives businesses or limit the Firm’s ability to manage collateral, margin and other risks; prohibits the Firm from engaging in certain proprietary trading activities and restricts its ownership of, investment in or sponsorship of, hedge funds and private equity funds (commonly referred to as the “Volcker Rule”); restricts the interchange fees that the Firm earns on debit card transactions (commonly referred to as the “Durbin Amendment”); requires bank regulators to phase out the treatment of trust preferred capital debt securities as Tier 1 capital for regulatory capital purposes; requires loan originators and sponsors retain at least a certain percentage of the credit risk of certain securitized exposures (referred to as “risk retention” or “skin in the game”); and requires the Firm to provide a credible plan for resolution under the Bankruptcy Code, and provides sanctions that include divestiture of assets or restructuring in the event the Firm’s plan is deemed insufficient.
The Basel Committee on Banking Supervision (the “Basel Committee”) announced in December 2010 revisions to its Capital Accord (commonly referred to as “Basel III”), which will require higher capital ratio requirements for banks, narrow the definition of capital, expand the definition of risk-weighted assets, and introduce short term liquidity and term funding standards, among other things.
The European Union (“EU”) has created a European Systemic Risk Board to monitor financial stability. In addition, the Group of Twenty Finance Ministers and Central Bank Governors (“G-20”) broadened the membership and scope of the Financial Stability Forum in 2008 to form the Financial Stability Board (“FSB”). These institutions, charged with developing ways to promote cross-border financial stability, are considering various proposals to address risks associated with global financial institutions. Some of these proposals include increased capital requirements for certain trading instruments or exposures; compensation limits on certain employees located in affected countries; and capital surcharges on, and resolution of, globally systemically important firms.
In June 2011, the Basel Committee and the FSB proposed that banks that are systemically important on a global basis be required to maintain additional capital above the Basel III Tier 1 common equity minimum, in amounts raging from 1% to 2.5%, depending upon the bank’s “systemic importance.” The announcement also noted that a possible additional 1% capital charge would be applied to banks that “increase materially their global systemic importance in the future.” This is designed to provide a disincentive for banks to increase their systemic importance.

Based on the Firm’s current understanding of these new capital requirements, the Firm expects it will be in compliance with all of the standards to which it will be subject as they become effective. However, compliance with these capital standards, as well as compliance with the liquidity coverage standards that may be implemented in the future, may adversely affect the Firm’s operational or funding costs, reduce its return on equity, or cause the Firm to increase prices on, or alter the types of, products it offers to its customers and clients, thereby causing the Firm’s products to become less attractive or placing the Firm at a competitive disadvantage to financial institutions that are not subject to the same capital and liquidity requirements.
In June 2011, the Federal Reserve Board adopted rules implementing the “Durbin Amendment” provisions of the Dodd-Frank Act, which limits the amount the Firm can charge for each debit card transaction it processes. As a result, the Firm currently believes aggregate annualized gross revenue for Retail Banking may be reduced by approximately $1 billion per year. Although the Firm is currently considering various actions it may take to mitigate such anticipated declines in revenue, it is unlikely that any such actions would wholly offset the loss of revenue.
In the United States, the Department of the Treasury, FSOC, SEC, CFTC, Federal Reserve Board, OCC, CFPB and FDIC are engaged in extensive rule-making mandated by the Dodd-Frank Act. While certain regulations under Dodd-Frank have been adopted, much of the significant rule-making remains to be done. As a result, the complete scope of the Dodd-Frank Act remains uncertain. For example, until further implementing regulations under the Volcker Rule are adopted, the precise definition of prohibited “proprietary trading”, the scope of any exceptions for market making and hedging, and the scope of permitted hedge fund and private equity fund activities remains unknown. Based on the Firm’s current understanding and interpretation of the Volcker Rule, the Firm does not believe the application of the Volcker Rule to the Firm’s activities will have a significant material effect on the Firm’s results of operations or result in a material disruption to the Firm’s businesses or opportunities. However, it is possible that the scope of the final regulations implementing the Volcker Rule will be broader or more stringent than currently anticipated. The Firm is also unable at this time to quantify the possible effects on its business and operations of many of the other significant provisions of the Dodd-Frank Act, including, but not limited to those provisions related to the trading and settlement of derivatives and the extent to which the CFPB will mandate changes in consumer products and practices. Accordingly, the complete impact of the Dodd-Frank Act and its precise implications to the Firm’s activities and businesses remains indeterminate.
In addition, the impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will respond to such legislation, and how the cumulative effects of both U.S. and non-U.S laws and regulations will affect the businesses and operations of the Firm. There is no assurance that additional legislative or regulatory actions in the United States, the EU or in other countries, would not result in a significant loss of revenue, limit the Firm’s ability to pursue business opportunities in which it might otherwise consider engaging, affect the value of assets that the Firm holds, require the Firm to increase its prices and therefore reduce demand for its products, impose additional costs on the Firm, or otherwise adversely affect the Firm’s businesses. Accordingly, the Firm cannot provide assurance that any such new or additional legislation or regulations would not have an adverse effect on its business, results of operations or financial condition in the future.
Further, if the Firm does not comply with current or future legislation and regulations that apply to its operations, the Firm may be subject to fines, penalties or material restrictions on its businesses, as well as associated reputational damage. In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with the Firm’s operations. As this regulatory trend continues, it could adversely affect the Firm’s operations and, in turn, its financial results.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2011, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
Stock repurchases under the stock repurchase program
On March 18, 2011, the Board of Directors approved a $15.0 billion common equity repurchase program, of which $8.0 billion is authorized for repurchase in 2011. The $15.0 billion repurchase program supersedes a $10.0 billion repurchase program approved in 2007. During the three and six months ended June 30, 2011, the Firm repurchased an aggregate of 80 million and 82 million shares, for $3.5 billion and $3.6 billion, at an average price per share of $43.33 and $43.39, respectively. As of June 30, 2011, $11.4 billion of authorized repurchase capacity remained, of which $4.4 billion of approved capacity remains for use during 2011. For the seven months ended July 31, 2011, the Firm has repurchased an aggregate of 99 million shares for $4.3 billion at an average price per share of $42.91.
Management and the Board will continue to assess and make decisions regarding alternatives for deploying capital, as appropriate, over the course of the year. Any planned use of the repurchase program beyond the repurchases approved for 2011 will be reviewed by the Firm with banking regulators before taking action.
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

The authorization to repurchase common equity will be utilized at management’s discretion, and the timing of purchases and the exact amount of common equity that may be repurchased is subject to various factors, including market conditions; legal considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time. For a discussion of restrictions on stock repurchases, see Note 23 on pages 267–268 of JPMorgan Chase’s 2010 Annual Report.

Six months ended June 30, 2011	Total shares repurchased	Average price paid per share(a)	Dollar value of remaining authorized repurchase (in millions)(b)
Repurchases under the $10.0 billion program	—	$—	$3,222	(c)
Repurchases under the $15.0 billion program	2,081,440	45.66	14,905
First quarter	2,081,440	45.66	14,905
April	16,100,365	45.04	14,180
May	36,483,013	43.95	12,576
June	27,726,054	41.52	11,425
Second quarter	80,309,432	43.33	11,425
Year-to-date	82,390,872	$43.39	$11,425	(d)

(a)	Excludes commissions cost.

(b)	The amount authorized by the Board of Directors excludes commissions cost.

(c)	The unused portion of the $10.0 billion program was canceled when the $15.0 billion program was authorized.

(d)	Dollar value remaining under the new $15.0 billion program.

Stock repurchases under the stock-based incentive plans
Participants in the Firm’s stock-based incentive plans may have shares withheld to cover income taxes. Shares withheld to pay income taxes are repurchased pursuant to the terms of the applicable plan and not under the Firm’s repurchase program. Shares repurchased pursuant to these plans during the first six months of 2011 were as follows.

Six months ended June 30, 2011	Total shares repurchased	Average price paid per share

First quarter	442	$45.89
April	—	—
May	—	—
June	—	—
Second quarter	—	—
Year-to-date	442	$45.89

Item 3 Defaults Upon Senior Securities
None.
Item 5 Other Information
None.
Item 6 Exhibits
15 – Letter re: Unaudited Interim Financial Information(a)
31.1 – Certification(a)
31.2 – Certification(a)
32 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(b)
101.INS XBRL Instance Document(c)(d)
101.SCH XBRL Taxonomy Extension Schema Document(d)
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document(d)
101.LAB XBRL Taxonomy Extension Label Linkbase Document(d)
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document(d)
101.DEF XBRL Taxonomy Extension Definition Linkbase Document(d)

(a)	Filed herewith.

(b)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

(d)
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

JPMORGAN CHASE & CO.
(Registrant)

Date:	August 5, 2011

By	/s/ Louis Rauchenberger
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